Form 10-Q
period 2009-03-31
GMAC LLC
filed 2009-05-11
CIK 40729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009, or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing for the past 90 days.

Yes ☑                     No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for a shorter period that the registrant was required to submit and post such files).

Yes ☐                      No ☐

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

Yes ☐                      No ☑

GMAC LLC

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

GMAC LLC

CONDENSED CONSOLIDATED STATEMENT OF INCOME (unaudited)

	Three months ended March 31,
($ in millions)	2009	2008
Revenue
Consumer	$1,329	$1,821
Commercial	442	648
Loans held-for-sale	132	360
Operating leases	1,725	2,103
Interest and dividends on investment securities	96	196
Other interest income	88	276

Total financing revenue and other interest income	3,812	5,404
Interest expense
Interest on deposits	92	94
Interest on short-term borrowings	190	579
Interest on long-term debt	1,837	2,351
Other interest expense	62	155

Total interest expense	2,181	3,179
Depreciation expense on operating lease assets	1,153	1,397

Net financing revenue	478	828
Other revenue
Servicing fees	408	470
Servicing asset valuation and hedge activities, net	(360)	410
Insurance premiums and service revenue earned	864	1,109
Gain (loss) on mortgage and automotive loans, net	296	(600)
Gain on extinguishment of debt	644	488
Other loss on investments, net	(19)	(445)
Other income, net of losses	(112)	150

Total other revenue	1,721	1,582
Total net revenue	2,199	2,410
Provision for loan losses	843	474
Noninterest expense
Compensation and benefits expense	419	614
Insurance losses and loss adjustment expenses	553	630
Other operating expenses	1,182	1,263

Total noninterest expense	2,154	2,507
Loss before income tax (benefit) expense	(798)	(571)
Income tax (benefit) expense	(123)	18

Net loss	$(675)	$(589)

The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

GMAC LLC

CONDENSED CONSOLIDATED BALANCE SHEET (unaudited)

($ in millions)	March 31, 2009	December 31, 2008
Assets
Cash and cash equivalents	$13,333	$15,151
Investment securities
Trading	1,128	1,520
Available-for-sale	6,773	6,234
Held-to-maturity	3	4

Total investment securities	7,904	7,758
Loans held-for-sale	10,357	7,919
Finance receivables and loans, net of unearned income
Consumer ($1,663 and $1,861 at fair value)	60,062	63,963
Commercial	35,940	36,110
Allowance for loan losses	(3,645)	(3,433)

Total finance receivables and loans, net	92,357	96,640
Investment in operating leases, net	23,527	26,390
Notes receivable from General Motors	1,169	1,655
Mortgage servicing rights	2,587	2,848
Premiums receivable and other insurance assets	4,787	4,507
Other assets	23,531	26,608

Total assets	$179,552	$189,476

Liabilities
Debt
Unsecured	$49,238	$53,213
Secured ($1,676 and $1,899 at fair value)	64,186	73,108

Total debt	113,424	126,321
Interest payable	1,669	1,517
Unearned insurance premiums and service revenue	4,266	4,356
Reserves for insurance losses and loss adjustment expenses	3,007	2,895
Deposit liabilities	23,170	19,807
Accrued expenses and other liabilities	11,995	12,726

Total liabilities	157,531	167,622
Equity
Members’ interests	10,917	9,670
Senior preferred interests	5,000	5,000
Preferred interests	1,287	1,287
Retained earnings	5,374	6,286
Accumulated other comprehensive loss	(557)	(389)

Total equity	22,021	21,854

Total liabilities and equity	$179,552	$189,476

The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

GMAC LLC

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited)

Three Months Ended March 31, 2009 and 2008

($ in millions)	Members’ interests	Senior preferred interests	Preferred interests	Retained earnings	Accumulated other comprehensive income (loss)	Total equity	Comprehensive income (loss)
Balance at January 1, 2008, before cumulative effect of adjustments	$8,912		$1,052	$4,649	$952	$15,565
Cumulative effect of a change in accounting principle, net of tax:
Adoption of Statement of Financial Accounting Standards No. 157 (a)				23		23
Adoption of Statement of Financial Accounting Standards No. 159 (a)				(178)		(178)

Balance at January 1, 2008, after cumulative effect of adjustments	8,912		1,052	4,494	952	15,410
Capital contributions	3					3
Net loss				(589)		(589)	$(589)
Preferred interests dividends				(26)		(26)
Dividends paid to members (b)				(1)		(1)
Other				2		2
Other comprehensive loss					(35)	(35)	(35)

Balance at March 31, 2008	$8,915		$1,052	$3,880	$917	$14,764	$(624)

Balance at January 1, 2009	$9,670	$5,000	$1,287	$6,286	$(389)	$21,854
Capital contributions (b)	1,247					1,247
Net loss				(675)		(675)	$(675)
Preferred interests dividends				(123)		(123)
Dividends to members (b)				(110)		(110)
Other				(4)		(4)
Other comprehensive loss					(168)	(168)	(168)

Balance at March 31, 2009	$10,917	$5,000	$1,287	$5,374	$(557)	$22,021	$(843)

(a)	Refer to Note 15 to the Condensed Consolidated Financial Statements for further detail.
(b)	Refer to Note 14 to the Condensed Consolidated Financial Statements for further detail.

The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

GMAC LLC

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

Three Months Ended March 31, 2009 and 2008

($ in millions)	2009	2008
Operating activities
Net cash (used in) provided by operating activities	$(1,654)	$1,061

Investing activities
Purchases of available-for-sale securities	(2,759)	(6,462)
Proceeds from sales of available-for-sale securities	1,298	6,647
Proceeds from maturities of available-for-sale securities	1,101	1,294
Net decrease (increase) in finance receivables and loans	3,816	(1,477)
Proceeds from sales of finance receivables and loans	871	591
Purchases of operating lease assets	(340)	(4,583)
Disposals of operating lease assets	1,784	1,957
Sales of mortgage servicing rights	—	174
Net decrease (increase) in notes receivable from General Motors	463	(44)
Other, net	204	(924)

Net cash provided by (used in) investing activities	6,438	(2,827)

Financing activities
Net decrease in short-term debt	(1,633)	(3,613)
Net increase in bank deposits	2,688	2,419
Proceeds from issuance of long-term debt	5,218	11,621
Repayments of long-term debt	(15,097)	(11,573)
Proceeds from issuance of common membership interests	1,247	—
Dividends paid	(233)	(35)
Other, net	698	220

Net cash used in financing activities	(7,112)	(961)

Effect of exchange rate changes on cash and cash equivalents	510	(114)

Net decrease in cash and cash equivalents	(1,818)	(2,841)
Cash and cash equivalents at beginning of year	15,151	17,677

Cash and cash equivalents at March 31,	$13,333	$14,836

The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

GMAC LLC

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Basis of Presentation

GMAC LLC was founded in 1919 as a wholly owned subsidiary of General Motors Corporation (General Motors or GM). On November 30, 2006, GM sold a 51% interest in us (the Sale Transactions) to FIM Holdings LLC (FIM Holdings). FIM Holdings is an investment consortium led by Cerberus FIM Investors, LLC, the sole managing member. The consortium also includes Citigroup Inc., Aozora Bank Ltd., and a subsidiary of The PNC Financial Services Group, Inc. On December 24, 2008, the Board of Governors of the Federal Reserve System approved our application to become a bank holding company under the Bank Holding Company Act of 1956, as amended (the BHC Act). In connection with our approval to become a bank holding company, the Board of Governors of the Federal Reserve System indicated in its approval order that (i) GM is required to reduce its ownership interest in GMAC to less than 10% of the voting and total equity of GMAC and (ii) FIM Holdings is required to reduce the aggregate direct and indirect investments to no greater than 14.9% of the voting and 33% of the total equity of GMAC. The foregoing requirements could change in the event our shareholders and the Board of Governors of the Federal Reserve System agree to any modifications. As of March 31, 2009, GM and FIM Holdings own 59.9% and 40.1% of our voting equity interests, respectively. The terms “GMAC,” “the Company,” “we,” “our,” and “us” refer to GMAC LLC and its subsidiaries as a consolidated entity except where it is clear that the terms mean only GMAC LLC.

The Condensed Consolidated Financial Statements as of March 31, 2009, and for the three months ended March 31, 2009 and 2008, are unaudited but, in management’s opinion, include all normal recurring adjustments necessary for the fair presentation of the results for the interim periods.

The interim-period consolidated financial statements, including the related notes, are condensed and are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim reporting. Certain amounts in prior periods have been reclassified to conform to the current period’s presentation. These reclassifications, as well as certain presentation changes, have been made to more closely conform to Article 9 of Regulation S-X as a result of our recent approval to become a bank holding company. On our Condensed Consolidated Statement of Income, we reclassified interest and dividends on investment securities from investment income (a component of total other revenue) to a separate financial statement line-item within total financing revenue and other interest income. Additionally, we reclassified other interest income from other income, net of losses (a component of total other revenue), to a separate financial statement line-item within total financing revenue and other interest income. Presentation changes were made to interest expense on the Condensed Consolidated Statement of Income and investment securities on the Condensed Consolidated Balance Sheet to provide greater detail on the composition of these financial statement line-items. Additionally, we are in the process of modifying information systems to address Article 9 guidelines that are not in this Form 10-Q. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These interim-period Condensed Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements, which are included in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the United States Securities and Exchange Commission (SEC) on February 26, 2009.

Residential Capital, LLC (ResCap), our mortgage subsidiary, has been negatively impacted by the events and conditions in the mortgage banking industry and the broader economy. The market deterioration has led to fewer sources of, and significantly reduced levels of, liquidity available to finance ResCap’s operations. ResCap is highly leveraged relative to its cash flow and continues to recognize credit and valuation losses resulting in a significant deterioration in capital. During the first quarter of 2009, ResCap received capital contributions from GMAC of $0.4 billion, recognized a gain on extinguishment of debt of $0.9 billion as a result of completed divestitures to GMAC (including the sale of IB Finance Holdings, LLC (IB Finance)), and through contributions and forgiveness of ResCap’s outstanding notes, which GMAC previously repurchased in the open market at a discount or through our private debt exchange and cash tender offers. Accordingly, ResCap’s consolidated tangible net worth was $1.05 billion as of March 31, 2009, and remained in compliance with all of its consolidated tangible net worth covenants. For this purpose, consolidated tangible net worth is defined as ResCap’s consolidated equity excluding intangible assets and any equity in GMAC Bank to the extent included in ResCap’s consolidated balance sheet. There continues to be a risk that ResCap will not be able to meet its debt service obligations, default on its financial debt covenants due to insufficient capital, and/or be in a negative liquidity position in 2009.

GMAC LLC

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

ResCap actively manages its liquidity and capital positions and is continually working on initiatives to address its debt covenant compliance and liquidity needs, including debt maturing in the next twelve months and the identified risks and uncertainties. ResCap’s initiatives include, but are not limited to, the following: continuing to work with key credit providers to optimize all available liquidity options; continued reduction of assets and other restructuring activities; focusing production on government and prime conforming products; exploring strategic alternatives such as alliances, joint ventures, and other transactions with third parties; and continually exploring opportunities for funding and capital support from GMAC and its affiliates. Most of these initiatives are outside of ResCap’s control resulting in an increased uncertainty as to their successful execution.

ResCap remains heavily dependent on GMAC and its affiliates for funding and capital support, and there can be no assurance that GMAC or its affiliates will continue such actions. We have previously disclosed that ResCap is an important subsidiary and that we believed the support we have provided to ResCap was in the best interests of our stakeholders. We have further disclosed that if ResCap were to need additional support, we would provide that support so long as it was in the best interests of our stakeholders. While there can be no assurances, our recently approved status as a regulated bank holding company has increased the importance of our support for ResCap as its core origination and servicing business provides diversification benefits for us.

Although our continued actions through various funding and capital initiatives demonstrate support for ResCap and our status as a bank holding company and completion of our private debt exchange and cash tender offers better position us to be capable of supporting ResCap, there are currently no commitments or assurances for future funding and/or capital support. Consequently, there remains substantial doubt about ResCap’s ability to continue as a going concern. Should we no longer continue to support the capital or liquidity needs of ResCap or should ResCap be unable to successfully execute other initiatives, it would have a material adverse effect on ResCap’s business, results of operations, and financial position.

GMAC has extensive financing and hedging arrangements with ResCap that could be at risk of nonpayment if ResCap were to file for bankruptcy. As of March 31, 2009, we had approximately $4.1 billion in secured financing arrangements and secured hedging agreements with ResCap of which approximately $2.4 billion in loans and $13 million related to hedging agreements had been utilized, and we owned approximately $621 million of ResCap secured notes (with a ResCap book value of $1.8 billion). Amounts outstanding under the secured financing and hedging arrangements fluctuate. If ResCap were to file for bankruptcy, ResCap’s repayments of its financing facilities, including those with us, could be slower than if ResCap had not filed for bankruptcy. In addition, we could be an unsecured creditor of ResCap to the extent that the proceeds from the sale of our collateral are insufficient to repay ResCap’s obligations to us. It is possible that other ResCap creditors would seek to recharacterize our loans to ResCap as equity contributions or to seek equitable subordination of our claims so that the claims of other creditors would have priority over our claims. As a holder of unsecured notes, we would not receive any distributions for the benefit of creditors in a ResCap bankruptcy before secured creditors are repaid. In addition, should ResCap file for bankruptcy, our investment related to ResCap’s equity position would likely be reduced to zero. Based on balances as of March 31, 2009, this would result in a $2.4 billion charge to our investment in ResCap. If a ResCap bankruptcy were to occur and a substantial amount of our credit exposure not repaid to us, it would have an adverse impact on our near-term net income and capital position, but we do not believe it would have a materially adverse impact on GMAC’s consolidated financial position over the longer term.

Recently Adopted Accounting Standards

SFAS No. 141(R) — On January 1, 2009, we adopted SFAS No. 141(R), Business Combinations (SFAS 141(R)), which replaces FASB Statement No. 141, Business Combinations. SFAS 141(R) establishes principles and requirements for how an acquiring company recognizes and measures the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The adoption of SFAS 141(R) did not have a material impact on our consolidated financial condition or results of operations.

SFAS No. 160 — On January 1, 2009, we adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (SFAS 160), which requires the ownership interests in subsidiaries held by

GMAC LLC

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of income. The adoption of SFAS 160 did not have a material impact on our consolidated financial condition or results of operations.

SFAS No. 161 — As of March 31, 2009, we adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). SFAS 161 requires specific disclosures regarding the location and amounts of derivative instruments in the financial statements; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect the financial position, financial performance, and cash flows. Because SFAS 161 impacted only the disclosure and not the accounting treatment for derivative instruments and related hedged items, the adoption of SFAS 161 did not have an impact on our consolidated financial condition or results of operations. Refer to Note 12 for disclosures required by SFAS 161.

FSP FAS No. 140-3 — On January 1, 2009, we adopted FSP FAS No. 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (FSP FAS 140-3), which provides a consistent framework for the evaluation of a transfer of a financial asset and subsequent repurchase agreement entered into with the same counterparty. FSP FAS 140-3 provides that transfers of financial assets with subsequent repurchase agreements be viewed as a single transaction. The guidance further provides specific guidelines that, if met, would overcome the linking of the transactions and allow for the transactions to be viewed independently. The adoption of FSP FAS 140-3 did not have a material impact on our consolidated financial condition or results of operations.

FSP FAS No. 141(R)-1 — In April 2009, the FASB issued FSP FAS No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (FSP FAS 141(R)-1) to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. We retrospectively adopted FSP FAS 141(R)-1 as of January 1, 2009. The adoption did not have a material impact on our consolidated financial condition or results of operations.

FSP FAS No. 142-3 — On January 1, 2009, we adopted FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets (SFAS 142). FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other GAAP. The adoption of FSP FAS 142-3 did not have a material effect on our consolidated financial condition or results of operations.

EITF Issue No. 08-6 — On January 1, 2009, we adopted EITF No. 08-6, Equity Method Investment Accounting Considerations (Issue No. 08-6) which address how the initial carrying value of an equity method investment should be determined; how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed; how an equity method investee’s issuance of shares should be accounted for; and how to account for a change in an investment from the equity method to the cost method. The adoption of Issue No. 08-6 did not have a material impact on our consolidated financial condition or results of operations.

Recently Issued Accounting Standards

FSP FAS No. 132(R)-1 — In December 2008, the FASB issued FSP FAS No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, to provide guidance on an employer’s disclosure about plan assets of a defined benefit pension or other postretirement plan. This FSP provides disclosure objectives for investment policies and strategies, categories of plan assets, fair value measurements, and significant concentrations of risk. The FSP is effective for fiscal years ending after December 15, 2009. In the year of adoption, the provisions of this FSP are not required for earlier periods that are presented for comparative purposes. Since this impacts the disclosure and not the accounting treatment for benefit and other postretirement plans, adoption will not have a material effect on our consolidated financial condition or results of operations.

GMAC LLC

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

FSP FAS No. 107-1 and APB 28-1 — In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about the fair value of financial instruments in interim periods. Additionally, the guidance amends APB Opinion No. 28, Interim Financial Reporting, to require these disclosures in all interim financial statements. This FSP is effective for periods ending after June 15, 2009, with early adoption permitted. We have not elected to early adopt this FSP. Since the guidance relates only to disclosures, adoption will not have a material effect on our consolidated financial condition or results of operations.

FSP FAS No. 115-2 and FAS 124-2 — In April 2009, the FASB issued FSP FAS No. 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends the guidance for determining and recognizing impairment on debt securities. The guidance requires entities to bifurcate the components of other-than-temporary impairment between credit and liquidity when an entity does not intend to sell an underwater debt security that has a credit impairment. In cases where this criterion is met, an entity recognizes the credit component of the impairment in earnings and all other fair value components in other comprehensive income. This FSP is effective for periods ending after June 15, 2009, with early adoption permitted. We have not elected to early adopt this FSP, and management is still assessing the impact of adoption.

FSP FAS No. 157-4 — In April 2009, the FASB issued FSP FAS No. 157-4, Determining Whether a Market is Not Active and a Transaction is Not Distressed (FSP FAS 157-4), which clarifies the guidance for determining fair value under SFAS No. 157, Fair Value Measurements. This FSP provides application guidance to assist preparers in determining whether an observed transaction has occurred in an inactive market and is also distressed. This FSP is effective for periods ending after June 15, 2009, with early adoption permitted. If an entity chooses to elect early adoption, the entity must also early adopt FSP FAS No. 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. We have not elected to early adopt this FSP; however, because the guidance is merely a clarification of existing guidance, adoption of this FSP will not have a material effect on our consolidated financial condition or results of operations.

2.	Other Income, Net of Losses

Details of other income, net of losses were as follows:

	Three months ended March 31,
($ in millions)	2009	2008
Real estate services, net	$(34)	$(28)
Interest and service fees on transactions with GM (a)	(43)	(33)
Full-service leasing fees	78	99
Late charges and other administrative fees (b)	43	45
Mortgage processing fees and other mortgage income	6	2
Real estate and other investments, net	4	(38)
Insurance service fees	36	42
Factoring commissions	8	12
Specialty lending fees	8	13
Fair value adjustment on certain derivatives (c)	(157)	45
Changes in fair value for SFAS 159 elections, net (d)	(30)	(55)
Other, net	(31)	46

Total other income, net of losses	$(112)	$150

(a)	Refer to Note 14 for a description of related party transactions.
(b)	Includes nonmortgage securitization fees.
(c)	Refer to Note 12 for a description of derivative instruments and hedging activities.
(d)	Refer to Note 15 for a description of SFAS 159 fair value option elections.

GMAC LLC

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3.	Other Operating Expenses

Details of other operating expenses were as follows:

	Three months ended March 31,
($ in millions)	2009	2008
Insurance commissions	$186	$237
Technology and communications expense	163	153
Professional services	106	108
Advertising and marketing	47	53
Mortgage representation and warranty expense, net	176	21
Premises and equipment depreciation	32	48
Rent and storage	34	52
Full-service leasing vehicle maintenance costs	73	90
Lease and loan administration	39	45
Automotive remarketing and repossession	46	72
Restructuring expenses	6	34
Operating lease disposal (gain) loss	(33)	37
Other	307	313

Total other operating expenses	$1,182	$1,263

4.	Investment Securities

Our portfolio of securities includes bonds, equity securities, asset- and mortgage-backed securities, notes, interests in securitization trusts, and other investments. The cost, fair value, and gross unrealized gains and losses on available-for-sale and held-to-maturity securities were as follows:

	March 31, 2009				December 31, 2008
		Gross unrealized		Fair value		Gross unrealized		Fair value
($ in millions)	Cost	gains	losses		Cost	gains	losses
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$1,001	$24	$—	$1,025	$389	$31	$—	$420
States and political subdivisions	876	32	(15)	893	876	31	(26)	881
Foreign government	858	23	—	881	887	25	—	912
Mortgage-backed
Residential	605	11	(28)	588	191	4	(2)	193
Commercial	17	—	(3)	14	17	—	(2)	15
Asset-backed	552	5	(6)	551	664	—	(2)	662
Interest-only strips	—	2	—	2	—	2	—	2
Corporate debt securities	2,140	28	(135)	2,033	2,431	24	(165)	2,290
Other	318	1	—	319	350	4	(1)	353

Total debt securities (a)	6,367	126	(187)	6,306	5,805	121	(198)	5,728
Equity securities	517	73	(123)	467	525	79	(98)	506

Total available-for-sale securities	$6,884	$199	$(310)	$6,773	$6,330	$200	$(296)	$6,234

Held-to-maturity securities
Total held-to-maturity securities	$3	$—	$—	$3	$4	$—	$—	$4

(a)	In connection with certain borrowings and letters of credit relating to certain assumed reinsurance contracts, $143 million and $154 million of primarily U.S. Treasury securities were pledged as collateral as of March 31, 2009, and December 31, 2008, respectively.

GMAC LLC

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

We had other-than-temporary impairment write-downs of $46 million and $4 million for the three months ended March 31, 2009 and 2008, respectively. We recognized other-than-temporary impairments because we no longer intend to hold these securities for a time sufficient to recover the unrealized losses. The change in our intent resulted from unfavorable changes in the financial condition of the issuers of these securities (e.g., downgrades, deteriorating returns, unfavorable earnings guidance, rising credit costs).

The fair value for our portfolio of trading securities was as follows:

($ in millions)	March 31, 2009	December 31, 2008
Trading securities
Fair value
U.S. Treasury	$—	$409
Mortgage-backed
Residential	205	237
Commercial	—	7
Mortgage residual interests	268	274
Asset-backed	501	474
Interest-only strips	99	100
Principal-only strips	15	18
Debt and other	40	1

Total trading securities	$1,128	$1,520

5.	Finance Receivables and Loans and Loans Held-for-sale

The composition of finance receivables and loans outstanding was as follows:

	March 31, 2009			December 31, 2008
($ in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total
Consumer
Retail automotive	$15,269	$19,303	$34,572	$16,281	$21,705	$37,986
Residential mortgages (a)	21,176	4,314	25,490	21,319	4,658	25,977

Total consumer	36,445	23,617	60,062	37,600	26,363	63,963
Commercial
Automotive
Wholesale	16,865	6,511	23,376	16,035	8,094	24,129
Leasing and lease financing	165	541	706	211	634	845
Term loans to dealers and other	2,541	450	2,991	2,608	531	3,139
Commercial and industrial	6,320	916	7,236	4,884	1,157	6,041
Real estate construction and other	1,402	229	1,631	1,696	260	1,956

Total commercial	27,293	8,647	35,940	25,434	10,676	36,110

Total finance receivables and loans (b)	$63,738	$32,264	$96,002	$63,034	$37,039	$100,073

(a)	Domestic residential mortgages include $1.7 billion and $1.9 billion at fair value as a result of election made under SFAS 159 as of March 31, 2009, and December 31, 2008, respectively. Refer to Note 15 for additional information.
(b)	Net of unearned income of $3.1 billion and $3.4 billion as of March 31, 2009, and December 31, 2008, respectively.

GMAC LLC

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The composition of loans held-for-sale was as follows:

($ in millions)	March 31, 2009	December 31, 2008
Consumer
Retail automotive	$4,156	$3,805
Residential mortgages	6,143	2,629

Total consumer	10,299	6,434
Commercial
Automotive wholesale	50	252
Commercial and industrial (a)	8	1,233

Total commercial	58	1,485

Total loans held-for-sale	$10,357	$7,919

(a)	The balance as of December 31, 2008, primarily related to the resort finance business of our Commercial Finance Group, which provides debt capital to resort and timeshare developers. As of March 31, 2009, the resort finance business was reclassified from loans held-for-sale to commercial finance receivables and loans, net of unearned income, on the Condensed Consolidated Balance Sheet because it was unlikely the sale would occur within the foreseeable future.

The following table presents an analysis of the activity in the allowance for loan losses on finance receivables and loans.

	Three months ended March 31,
	2009			2008
($ in millions)	Consumer	Commercial	Total	Consumer	Commercial	Total
Allowance at January 1,	$2,536	$897	$3,433	$2,141	$614	$2,755
Provision for loan losses	655	188	843	450	24	474
Charge-offs
Domestic	(402)	(188)	(590)	(362)	(110)	(472)
Foreign	(73)	(12)	(85)	(62)	(1)	(63)

Total charge-offs	(475)	(200)	(675)	(424)	(111)	(535)

Recoveries
Domestic	52	3	55	53	2	55
Foreign	15	1	16	15	1	16

Total recoveries	67	4	71	68	3	71

Net charge-offs	(408)	(196)	(604)	(356)	(108)	(464)
Reduction of allowance due to fair value option election (a)	—	—	—	(489)	—	(489)
Impacts of foreign currency translation	(25)	(2)	(27)	14	2	16

Allowance at March 31,	$2,758	$887	$3,645	$1,760	$532	$2,292

(a)	Represents the reduction of allowance as a result of fair value option election made under SFAS 159 effective January 1, 2008. Refer to Note 15 for additional information.

6.	Off-balance Sheet Securitizations

We sell pools of automotive and residential mortgage loans via securitization transactions that qualify for off-balance sheet treatment under GAAP. The purpose of these securitizations is to provide a permanent funding and asset and liability management. In executing the securitization transactions, we typically sell the pools to wholly owned special-purpose entities (SPEs), which then sell the loans to a separate, transaction-specific, bankruptcy-remote SPE (a securitization trust) for cash, MSRs, and, in some transactions, retained interests. The securitization trust issues and sells interests to investors that are collateralized by the secured loans and entitle the investors to specified cash flows generated from the securitized loans.

GMAC LLC

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

Generally, the assets initially transferred into the securitization vehicle are the sole funding source to the investors and the various other parties that perform services for the transaction, such as the servicer or the trustee. In certain transactions, a liquidity provider or facility may exist to provide temporary liquidity to the structure. The liquidity provider generally is reimbursed prior to other parties in subsequent distribution periods. Bond insurance may also exist to cover certain shortfalls to certain investors. In certain securitizations, the servicer is required to advance scheduled principal and interest payments due on the pool regardless of whether they have been received from the borrowers. The servicer is allowed to reimburse itself for these servicing advances. Lastly, certain securitization transactions may allow for the acquisition of additional loans subsequent to the initial loan. These loans will generally be funded by principal collections on other loans and/or the issuance of new interests, such as variable funding notes; we are often contractually required to invest in these new interests. Additionally, we provide certain guarantees as discussed in Note 26 to the Consolidated Financial Statements in our 2008 Annual Report on Form 10-K.

As part of our securitizations, we typically retain servicing responsibilities and other retained interests. Accordingly, our servicing responsibilities result in continued involvement in the form of servicing the underlying asset (primary servicing) and/or servicing the bonds resulting from the securitization transactions (master servicing) through servicing platforms. As noted above, certain securitizations require the servicer to advance scheduled principal and interest payments due on the pool regardless of whether they are received from borrowers. Accordingly, we are required to provide these servicing advances when applicable. In certain of our securitizations, we may be required to fund certain investor-triggered put redemptions and are allowed to reimburse ourselves by repurchasing loans at par. Typically, for retail automotive finance receivables where we are paid a fee, we have concluded that the fee represents adequate compensation as a servicer, and as such, no servicing asset or liability is recognized. Considering the short-term revolving nature of wholesale loans, no servicing asset or liability is recognized upon securitization of the loans. Additionally, we retain the rights to cash flows remaining after the investors in most securitization trusts have received their contractual payments. In certain retail securitization transactions, retail receivables are sold on a servicing retained basis with no servicing compensation, and as such, a servicing liability is established and reported in other liabilities. As of March 31, 2009, and December 31, 2008, servicing liabilities of $1 million were outstanding during both periods related to these retail automotive securitization transactions. Refer to Note 1 and Note 22 to the Consolidated Financial Statements in our 2008 Annual Report on Form 10-K regarding the valuation of servicing rights.

We maintain cash reserve accounts at predetermined amounts for certain securitization activities in the event that deficiencies occur in cash flows owed to the investors. The amounts available in these cash reserve accounts related to securitizations of retail finance receivables, wholesale loans, and residential mortgage loans.

The retained interests we may receive represent a continuing economic interest in the securitization. Retained interests include, but are not limited to, senior or subordinate mortgage- or asset-backed securities, interest-only strips, principal-only strips, and residuals. Certain of these retained interests provide credit enhancement to the securitization structure as they may absorb credit losses or other cash shortfalls. Additionally, the securitization documents may require cash flows to be directed away from certain of our retained interests due to specific over-collateralization requirements, which may or may not be performance-driven. The value of any interests that continue to be held take into consideration the features of the securitization transaction and are generally subject to credit, prepayment, and/or interest rate risks on the transferred financial assets. Refer to Note 1 and Note 22 to the Consolidated Financial Statements in our 2008 Annual Report on Form 10-K regarding the valuation of retained interests. We are typically not required to continue retaining these interests. In the past, we have sold certain of these retained interests when it best aligns to our economic or strategic plans.

GMAC LLC

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The investors and/or securitization trusts have no recourse to us with the exception of customary market representation and warranty repurchase provisions and, in certain transactions, early payment default provisions. Representation and warranty repurchase provisions generally require us to repurchase loans to the extent it is subsequently determined that the loans were ineligible or were otherwise defective at the time of sale. Due to market conditions, early payment default provisions were included in certain securitization transactions that require us to repurchase loans if the borrower is delinquent in making certain specific payments subsequent to the sale.

We hold certain conditional repurchase options that allow us to repurchase assets from the securitization. The majority of the securitizations provide us, as servicer, with a call option that allows us to repurchase the remaining assets or outstanding debt once the asset pool reaches a predefined level, which represents the point where servicing is burdensome rather than beneficial. Such an option is referred to as a cleanup call. As servicer, we are allowed to exercise this option at our discretion anytime after the asset pool size falls below the predefined level. The repurchase price for the loans is typically par plus accrued interest. Additionally, we may hold other conditional repurchase options that allow for us to repurchase the asset if certain events, outside our control, are met. The typical conditional repurchase option is a delinquent loan repurchase option that gives us the option to purchase the loan if it exceeds a certain prespecified delinquency level. We have complete discretion regarding when or if we will exercise these options, but generally we will do so when it is in our best interest.

As required under GAAP, the loans sold into securitization transactions are derecognized. The assets obtained from the securitization are reported as cash, retained interests, or servicing rights. We have elected fair value treatment for our existing mortgage servicing rights portfolio. Our retained interest portfolio is classified as trading securities, available-for-sale securities, or other assets. The portfolio is carried at fair value with valuation adjustments reported through earnings or equity. The valuation adjustments related to trading securities are reported as other income (loss) on investments, net, in our Condensed Consolidated Statement of Income. The valuation adjustments related to unrealized gains and losses of our available-for-sale securities are reported as a component of accumulated other comprehensive income in our Condensed Consolidated Balance Sheet. The realized gains and losses of our available-for-sale securities are reported as other income (loss) on investments, net, in our Condensed Consolidated Income Statement. The valuation adjustments and any gains and losses recognized by our retained interests classified as other assets is reported as other income, net of losses, in our Condensed Consolidated Statement of Income. Liabilities incurred as part of the transaction, such as representation and warranties provisions or early payment default provisions, are recorded at fair value at the time of sale and are reported as accrued expenses and other liabilities on our Condensed Consolidated Balance Sheet. Upon the sale of the loans, a gain or loss on sale is recognized for the difference between the assets recognized, the assets derecognized, and the liabilities recognized as part of the transaction. During the three months ended March 31, 2009, we recognized pretax gains of $64 million and pretax losses of $4 million on the securitization transactions of wholesale loans and residential mortgage loans, respectively. During the three months ended March 31, 2008, we recognized pretax gains of $10 million and $103 million on securitization transactions of retail finance receivables and wholesale loans, respectively, and pretax losses of $6 million on the securitization transactions of residential mortgage loans.

The following summarizes the type and amount of loans held by the securitization trusts in transactions that qualified for off-balance sheet treatment:

($ in billions)	March 31, 2009	December 31, 2008
Retail finance receivables	$11.8	$13.3
Wholesale loans	7.1	12.5
Mortgage loans (a)	119.3	126.2

Total off-balance sheet activities	$138.2	$152.0

(a)	Excludes $1.9 billion and $1.6 billion of loans held by securitization trusts as of March 31, 2009, and December 31, 2008, respectively, that we have the option to repurchase under EITF Issue No. 02-9, Accounting for Changes that Result in a Transferor Regaining Control of Financial Assets Sold, as they are included in consumer finance receivable and loans and mortgage loans held-for-sale.

GMAC LLC

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents components of securitized financial assets and other assets managed.

	Total finance receivables and loans
($ in millions)	March 31, 2009	December 31, 2008
Retail automotive	$49,954	$55,884
Retail mortgage	151,349	154,841

Total consumer	201,303	210,725

Wholesale	29,400	35,205
Other automotive and commercial	12,564	11,981

Total commercial	41,964	47,186

Total managed portfolio (a)	243,267	257,911
Securitized finance receivables and loans	(136,908)	(149,919)
Loans held-for-sale (unpaid principal)	(10,357)	(7,919)

Total finance receivables and loans	$96,002	$100,073

(a)	Managed portfolio represents finance receivables and loans on the balance sheet or that have been securitized, excluding securitized finance receivables and loans that we continue to service but have no other continuing involvement (i.e., in which we retain an interest or risk of loss in the underlying receivables).

7.	Mortgage Servicing Rights

We define our classes of mortgage servicing rights (MSRs) based on both the availability of market inputs and the manner in which we manage the risks of our servicing assets and liabilities. Sufficient market inputs exist to determine the fair value of our recognized servicing assets and servicing liabilities.

The following table summarizes activity related to mortgage servicing rights (MSRs) carried at fair value.

	Three months ended March 31,
($ in millions)	2009	2008
Estimated fair value at January 1,	$2,848	$4,703
Additions obtained from sales of financial assets	119	370
Subtractions from sales of servicing assets	—	(174)
Changes in fair value
Due to changes in valuation inputs or assumptions used in the valuation model	(40)	(454)
Recognized day-one gains on previously purchased MSRs upon adoption of SFAS 157 (a)	—	11
Other changes in fair value	(340)	(176)
Other changes that affect the balance	—	(2)

Estimated fair value at March 31,	$2,587	$4,278

(a)	Refer to Note 15 for additional information.

As of March 31, 2009, we pledged MSRs of $1.6 billion as collateral for borrowings compared to $1.8 billion as of December 31, 2008. For a description of MSRs and the related hedging strategy, refer to Notes 9 and 16 to the Consolidated Financial Statements in our 2008 Annual Report on Form 10-K.

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

Key assumptions we use in valuing our MSRs are as follows:

	March 31,
	2009	2008
Range of prepayment speeds	0.7–50.2%	0.7–49.6%
Range of discount rates	2.7–130.3%	4.1–30.5%

The primary risk of our servicing rights is interest rate risk and the resulting impact on prepayments. A significant decline in interest rates could lead to higher-than-expected prepayments, which could reduce the value of the MSRs. Historically, we have economically hedged the income statement impact of these risks with both derivative and nonderivative financial instruments. These instruments include interest rate swaps, caps and floors, options to purchase these items, futures, and forward contracts and/or purchasing or selling U.S. Treasury and principal-only securities. The fair value of derivative financial instruments used to mitigate these risks amounted to $845 million and $1.3 billion at March 31, 2009 and 2008, respectively. The change in fair value of the derivative financial instruments amounted to a loss of $20 million and a gain of $1.0 billion for the three months ended March 31, 2009 and 2008, respectively, and is included in servicing asset valuation and hedge activities, net in the Condensed Consolidated Statement of Income.

The components of servicing fees on MSRs were as follows:

	Three months ended March 31,
($ in millions)	2009	2008
Contractual servicing fees, net of guarantee fees, and including subservicing	$281	$329
Late fees	24	35
Ancillary fees	36	28

Total	$341	$392

During the third quarter of 2008, ResCap’s consolidated tangible net worth, as defined, fell below $1.0 billion giving Fannie Mae the right to pursue certain remedies under the master agreement and contract between GMAC Mortgage, LLC (ResCap’s consolidated subsidiary) and Fannie Mae. ResCap reached an agreement with Fannie Mae to provide Fannie Mae with collateral valued at $200 million, in addition to $100 million previously provided, and agreed to sell and transfer the servicing on mortgage loans having an unpaid principal balance of approximately $12.6 billion, or approximately 9% of the total principal balance of loans ResCap services for Fannie Mae. In return for these actions, Fannie Mae agreed to forbear until January 31, 2009, from exercising contractual remedies otherwise available to them due to the decline in ResCap’s consolidated tangible net worth, as defined. On January 29, 2009, Fannie Mae extended the forbearance period to March 31, 2009. As of March 31, 2009, ResCap had consolidated tangible net worth of $1.05 billion and complied with Fannie Mae’s forbearance requirements.

Also during the fourth quarter of 2008, GMAC Mortgage, LLC, a subsidiary of ResCap, received notice from Fannie Mae that it was in breach of the servicer rating requirement as set forth in the master agreement and contract between Fannie Mae and GMAC Mortgage, LLC. As a result of this breach, Fannie Mae is entitled to exercise certain rights and remedies as permitted by its contract with GMAC Mortgage, LLC. Fannie Mae granted, and subsequently extended, a temporary waiver of this requirement for the period from the date of notification up to and including April 30, 2009. This waiver allows Fannie Mae to conduct enhanced servicing reviews to ensure that GMAC Mortgage, LLC continues to provide satisfactory servicing performance. On April 22, 2009, Fannie Mae agreed to grant a further extension through June 30, 2009,

GMAC LLC

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

of the existing master agreement with GMAC Mortgage, LLC. On April 30, 2009, Fannie Mae agreed to extend the waiver related to the servicing rating requirement. ResCap is taking the necessary actions to be in compliance by June 30, 2009; however, there can be no assurance it will be in compliance by that date.

8.	Other Assets

Other assets consisted of:

($ in millions)	March 31, 2009	December 31, 2008
Property and equipment at cost	$1,520	$1,535
Accumulated depreciation	(1,110)	(1,104)

Net property and equipment	410	431
Fair value of derivative contracts in receivable position	3,721	5,014
Restricted cash collections for securitization trusts (a)	3,071	3,143
Cash reserve deposits held-for-securitization trusts (b)	2,685	3,160
Restricted cash and cash equivalents	2,335	2,014
Servicer advances	2,027	2,126
Goodwill	1,352	1,357
Repossessed and foreclosed assets, net, at lower of cost or fair value	728	916
Debt issuance costs	682	788
Investment in used vehicles held-for-sale, at lower of cost or fair value	598	574
Real estate and other investments (c)	575	642
Interests retained in securitization trusts	510	688
Accrued interest and rent receivable	510	591
Intangible assets, net of accumulated amortization	55	60
Other assets	4,272	5,104

Total other assets	$23,531	$26,608

(a)	Represents cash collection from customer payments on securitized receivables. These funds are distributed to investors as payments on the related secured debt.
(b)	Represents credit enhancement in the form of cash reserves for various securitization transactions we have executed.
(c)	Includes residential real estate investments of $145 million and $189 million and related accumulated depreciation of $2 million and $2 million at March 31, 2009, and December 31, 2008, respectively.

GMAC LLC

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

9.	Debt

	March 31, 2009			December 31, 2008
($ in millions)	Unsecured	Secured	Total	Unsecured	Secured	Total
Short-term debt
Commercial paper	$63	$—	$63	$146	$—	$146
Demand notes	1,342	—	1,342	1,342	—	1,342
Bank loans and overdrafts	2,303	—	2,303	2,963	—	2,963
Repurchase agreements and other (a)	566	3,753	4,319	657	5,278	5,935

Total short-term debt	4,274	3,753	8,027	5,108	5,278	10,386
Long-term debt
Due within one year	12,406	18,472	30,878	10,279	18,858	29,137
Due after one year	31,809	41,961	73,770	37,101	48,972	86,073

Total long-term debt (b)	44,215	60,433	104,648	47,380	67,830	115,210
Fair value adjustment (c)	749	—	749	725	—	725

Total debt	$49,238	$64,186	$113,424	$53,213	$73,108	$126,321

(a)	Repurchase agreements consist of secured financing arrangements with third parties at our Mortgage operations. Other primarily includes nonbank secured borrowings and notes payable to GM. Refer to Note 14 for additional information.
(b)	Secured long-term debt includes $1,676 million and $1,899 million at fair value as of March 31, 2009, and December 31, 2008, respectively, as a result of election made under SFAS 159. Refer to Note 15 for additional information.
(c)	To adjust designated fixed-rate debt to fair value in accordance with SFAS 133.

The following table presents the scheduled maturity of long-term debt at March 31, 2009, assuming that no early redemptions occur. The actual payment of secured debt may vary based on the payment activity of the related pledged assets.

Year ended December 31, ($ in millions)	Unsecured (a)	Secured (b)	Total
2009	$10,024	$14,723	$24,747
2010	6,881	19,261	26,142
2011	9,857	12,602	22,459
2012	5,032	2,712	7,744
2013	1,900	3,139	5,039
2014 and thereafter	15,731	4,581	20,312
Original issue discount (c)	(5,210)	—	(5,210)

Long-term debt	44,215	57,018	101,233
Collateralized borrowings in securitization trusts (d)	—	3,415	3,415

Total long-term debt	$44,215	$60,433	$104,648

(a)	Scheduled maturities of ResCap unsecured long-term debt are as follows: $523 million in 2009; $1,255 million in 2010; $208 million in 2011; $337 million in 2012; $536 million in 2013; and $214 million in 2014 and thereafter. These maturities exclude ResCap debt held by GMAC.
(b)	Scheduled maturities of ResCap secured long-term debt are as follows: $602 million in 2009; $2,951 million in 2010; $876 million in 2011; $1,865 million in 2012; $2,867 million in 2013; and $4,571 million in 2014 and thereafter. These maturities exclude ResCap debt held by GMAC.
(c)	Scheduled amortization of original issue discount is as follows: $963 million in 2009; $1,241 million in 2010; $1,012 million in 2011; $334 million in 2012; $248 million in 2013; and $1,412 million in 2014 and thereafter.
(d)	Collateralized borrowings in securitization trusts represents mortgage lending related debt that is repaid upon the principal payments of the underlying assets.

Our $11.4 billion secured revolving credit facility is secured by U.S. and Canadian automotive finance assets, and the borrowers under the facility are structured as bankruptcy-remote special-purpose entities. Capacity under this facility declines to $7.9 billion in June 2010 and ultimately matures in June 2011.

GMAC LLC

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

This facility includes a leverage ratio covenant that requires our reporting segments, excluding our Mortgage operations reporting segment, to have a ratio of consolidated borrowed funds to consolidated net worth not to exceed 11.0:1. For this calculation, the numerator is our total debt on a consolidated basis (excluding obligations of bankruptcy-remote special-purpose entities), less the total debt of our Mortgage operations reporting segment in our consolidated balance sheet (excluding obligations of bankruptcy-remote special-purpose entities). The denominator is our consolidated net worth less our Mortgage operations consolidated net worth and certain extensions of credit from us to our Mortgage operations. As of March 31, 2009, the leverage ratio was 2.6:1. The following table summarizes the calculation of the leverage ratio covenant.

March 31, 2009 ($ in millions)	GMAC LLC	Less: Mortgage operations	Adjusted leverage metrics
Consolidated borrowed funds
Total debt	$113,424	$27,565	$85,859
Less
Obligations of bankruptcy-remote SPEs	(47,191)	(3,415)	(43,776)
Intersegment eliminations	—	(5,297)	5,297

Consolidated borrowed funds used for leverage ratio	$66,233	$18,853	$47,380

Consolidated net worth
Total equity	$22,021	$2,961	$19,060
Less
Intersegment credit extensions	(655)	—	(655)

Consolidated net worth used for leverage ratio	$21,366	$2,961	$18,405

Leverage ratio (a)			2.6

(a)	We remain subject to a leverage ratio as previously calculated prior to the formation of the June 2008 secured revolving credit facility but on significantly reduced debt balances relative to prior periods. As of March 31, 2009, the leverage ratio as calculated based on that methodology was 3.0:1.

The following summarizes assets restricted as collateral for the payment of the related debt obligation primarily arising from securitization transactions accounted for as secured borrowings and repurchase agreements:

	March 31, 2009		December 31, 2008
($ in millions)	Assets	Related secured debt (a)	Assets	Related secured debt (a)
Loans held-for-sale	$240	$126	$1,549	$660
Mortgage assets held-for-investment and lending receivables	6,019	4,633	7,011	5,422
Retail automotive finance receivables	22,733	18,128	30,676	22,091
Wholesale automotive finance receivables	14,155	10,906	20,738	11,857
Investment securities	139	40	646	481
Investment in operating leases, net	19,328	14,415	18,885	16,744
Real estate investments and other assets	2,818	6,750	6,579	6,550
GMAC Bank (b)	36,335	9,188	32,852	9,303

Total	$101,767	$64,186	$118,936	$73,108

(a)	Included as part of secured debt are repurchase agreements of $336 million and $588 million where we have pledged assets as collateral for approximately the same amount of debt at March 31, 2009, and December 31, 2008, respectively.
(b)	GMAC Bank has an advance agreement with the Federal Home Loan Bank (FHLB) and access to the Federal Reserve Bank Discount Window and TAF program. Under the advance agreement the FHLB has a blanket lien on all GMAC Bank assets, which are made up of approximately $16.5 billion and $16.5 billion in mortgage-related finance receivables and loans, $6.2 billion and $6.0 billion in automotive-related finance receivables and loans, $4.9 billion and $0.9 billion in loans held for sale, $3.9 billion and $5.5 billion in cash and cash equivalents, and $4.8 billion and $4.0 billion in other assets as of March 31, 2009, and December 31, 2008, respectively. GMAC Bank had assets pledged and restricted as collateral totaling $20.0 billion and $21.2 billion as of March 31, 2009, and December 31, 2008, respectively. Availability under these programs is generally available only for the operations of GMAC Bank and cannot be used to fund the operations or liabilities of GMAC or its subsidiaries.

During the three months ended March 31, 2009, we elected to repurchase approximately $1.2 billion in par value notes and accrued interest at a price of $0.45 per dollar of principal from a third-party. These repurchases were the primary driver of the $634 million gain on extinguishment recognized during the three months ended March 31, 2009. The debt repurchased was unsecured and related to our retail debt programs.

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

	Total capacity		Current capacity (a)		Potential capacity (b)		Outstanding
($ in billions)	Mar 31, 2009	Dec 31, 2008	Mar 31, 2009	Dec 31, 2008	Mar 31, 2009	Dec 31, 2008	Mar 31, 2009	Dec 31, 2008
Committed unsecured
Global Automotive Finance operations	$1.6	$1.7	$0.2	$0.2	$—	$—	$1.4	$1.5
Committed secured
Global Automotive Finance operations (c)	47.5	56.2	3.0	0.7	12.4	15.6	32.1	39.9
Mortgage operations	3.4	5.4	—	—	0.5	2.3	2.9	3.1
Other	3.1	2.9	—	—	1.4	1.0	1.7	1.9

Total committed facilities	55.6	66.2	3.2	0.9	14.3	18.9	38.1	46.4

Uncommitted unsecured
Global Automotive Finance operations	1.6	2.1	0.2	0.2	—	—	1.4	1.9
Mortgage operations	—	0.1	—	0.1	—	—	—	—
Other	—	—	—	—	—	—	—	—
Uncommitted secured
Global Automotive Finance operations	4.0	4.4	3.7	4.1	—	—	0.3	0.3
Mortgage operations	9.7	9.5	0.5	0.2	—	—	9.2	9.3
Other	—	0.1	—	—	—	—	—	0.1

Total uncommitted facilities	15.3	16.2	4.4	4.6	—	—	10.9	11.6

Total	$70.9	$82.4	$7.6	$5.5	$14.3	$18.9	$49.0	$58.0

Whole-loan forward flow agreements (d)	$15.9	$17.8	$—	$—	$15.9	$17.8	$—	$—

Total commitments	$86.8	$100.2	$7.6	$5.5	$30.2	$36.7	$49.0	$58.0

(a)	Funding is generally available upon request as excess collateral resides in certain facilities.
(b)	Funding is generally available to the extent incremental collateral is contributed to the facilities.
(c)	Potential capacity includes undrawn credit commitments that serve as backup liquidity to support our asset-backed commercial paper program (NCAT). There was $6.4 billion and $9.0 billion of potential capacity that was supporting $6.1 billion and $8.0 billion of outstanding NCAT commercial paper as of March 31, 2009, and December 31, 2008, respectively. The NCAT commercial paper outstanding is not included in our Condensed Consolidated Balance Sheets. Due to the downgrades by S&P and Moody’s of certain asset-backed securities owned by NCAT, an orderly wind-down of NCAT’s operations began on January 23, 2009. During the wind-down phase, NCAT can continue to issue commercial paper but cannot use the proceeds of issuances to purchase additional asset-backed securities (or increase the principal amount of any revolving asset-backed securities it currently owns). Shortly after entering into wind-down, the outstanding NCAT commercial paper was downgraded and no longer eligible for the Federal Reserve’s Commercial Paper Funding Facility. Most of the NCAT commercial paper outstanding as of March 31, 2009, matured in April 2009 and was not renewed. Therefore, the credit commitments that served as backup liquidity support were utilized to fund the commercial paper maturities. As of April 30, 2009, there was $5.7 billion outstanding against the $6.4 billion of credit commitments with only $9 million of commercial paper outstanding. The $6.4 billion of credit commitments expire in June 2009, but the lenders remain obligated to fund the underlying asset-backed securities beyond the expiration date. Securities backed by retail or lease assets will be funded by the lenders until the underlying assets fully amortize, while securities backed by dealer floorplan receivables will be paid down at different times in 2009 and thus will need to be refinanced during 2009.
(d)	Represents commitments of financial institutions to purchase U.S. automotive retail assets.

GMAC LLC

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

10.	Deposit Liabilities

Deposit liabilities consisted of the following:

($ in millions)	March 31, 2009	December 31, 2008
Domestic deposits
Noninterest bearing deposits	$1,935	$1,466
NOW and money market checking accounts	4,877	3,609
Certificates of deposit	15,109	13,704
Dealer wholesale deposits	552	339
Dealer term-loan deposits	5	3
Dealer lease finance deposits	1	—

Total domestic deposits	$22,479	$19,121

Foreign deposits
NOW and money market checking accounts	9	9
Certificates of deposit	641	638
Dealer wholesale deposits	41	39

Total foreign deposits	691	686

Total deposit liabilities	$23,170	$19,807

Noninterest bearing deposits primarily represent third-party escrows associated with our Mortgage operations loan servicing portfolio. The escrow deposits are not subject to an executed agreement and can be withdrawn without penalty at any time. Certificates of deposit included $8.7 billion and $9.6 billion of brokered certificates of deposit at March 31, 2009, and December 31, 2008, respectively.

As of March 31, 2009, domestic certificates of deposit in denominations of $100 thousand or more totaled $3.0 billion.

11.	Regulatory Capital

As a bank holding company, we and our wholly owned banking subsidiary, GMAC Bank, are subject to risk-based capital and leverage guidelines by federal regulators that require that our capital-to-assets ratios meet certain minimum standards. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary action by regulators that, if undertaken, could have a direct material effect on our consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.

The risk-based capital ratio is determined by allocating assets and specified off–balance sheet financial instruments into six weighted categories with higher levels of capital being required for the categories perceived as representing greater risk. Under the guidelines, total capital is divided into two tiers: Tier 1 capital and Tier 2 capital. Tier 1 capital generally consists of common equity, minority interests, and qualifying preferred stock (including fixed-rate cumulative preferred stock issued and sold to the U.S. Department of Treasury) less goodwill and other adjustments. Tier 2 capital generally consists of preferred stock not qualifying as Tier 1 capital, limited amounts of subordinated debt, the allowance for loan losses, and other adjustments. The amount of Tier 2 capital may not exceed the amount of Tier 1 capital.

Total risk-based capital is the sum of Tier 1 capital and Tier 2 capital. Under the guidelines, banking organizations are required to maintain a minimum Total risk-based capital ratio (total capital to risk-weighted assets) of 8% and a Tier 1

GMAC LLC

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

risk-based capital ratio of 4%. Our bank depository institution, GMAC Bank, will continue to be required to maintain “well-capitalized” levels, which dictate a Total risk-based capital ratio of 10% and a Tier 1 risk-based capital ratio of 6%, as described above.

The federal banking regulators also have established minimum leverage ratio guidelines. The leverage ratio is defined as Tier 1 capital divided by adjusted average total assets (which reflect adjustments for disallowed goodwill and certain intangible assets). The minimum Tier 1 leverage ratio is 3% or 4% depending on factors specified in the regulations.

Additionally, on July 21, 2008, GMAC, FIM Holdings, IB Finance Holding Company, LLC, GMAC Bank, and the FDIC entered into a Capital and Liquidity Maintenance Agreement (CLMA). The CLMA requires capital at GMAC Bank to be maintained at a level such that GMAC Bank’s leverage ratio is at least 11% for a three-year period. For this purpose, leverage ratio is determined in accordance with the FDIC’s regulations related to capital maintenance.

The minimum risk-based capital requirements adopted by the federal banking agencies follow the Capital Accord of the Basel Committee on Banking Supervision. The Basel Committee has proposed a revision to the Accord (Basel II). U.S. banking regulators are in the process of incorporating the Basel II Framework into the existing risk-based capital requirements. The Basel II rules will also apply to our operations in non-U.S. jurisdictions. We continue to monitor developments with respect to Basel II requirements and are working to ensure successful execution within the required time periods.

The following table summarizes our capital ratios and risk-weighted assets as of March 31, 2009. GMAC LLC was not previously required to calculate risk-based capital ratios or a leverage ratio. The methodology of calculating these ratios may be refined over time.

($ in millions)	Amount	Ratio	Required minimum		Well-capitalized minimum
Risk-based capital
Tier 1 (to risk-weighted assets)
GMAC LLC	$20,548	10.35%	4.00%		6.00%
GMAC Bank	3,975	15.72%		(a)	6.00%
Total (to risk-weighted assets)
GMAC LLC	$23,410	11.80%	8.00%		10.00%
GMAC Bank	4,294	16.99%		(a)	10.00%
Tier 1 leverage (to adjusted average assets) (c)
GMAC LLC	$20,548	11.23%	3.00–4.00%			(b)
GMAC Bank	3,975	11.38%		(a)	5.00%

(a)	GMAC Bank is required to maintain well-capitalized levels for Tier 1 risk-based capital and Total risk-based capital, and a Tier 1 leverage ratio of 11%.
(b)	There is no Tier 1 leverage component in the definition of a well-capitalized bank holding company.
(c)	Federal regulatory reporting guidelines require the calculation of adjusted average assets using a daily average methodology. We currently use a monthly average methodology. We are in the process of modifying information systems to address the daily average requirement.

At March 31, 2009, GMAC LLC and GMAC Bank were “well-capitalized” under the federal regulatory agencies’ definitions as summarized in the table above. Refer to Note 18 for a discussion of our results related to the Supervisory Capital Assessment Program.

12.	Derivative Instruments and Hedging Activities

We enter into interest rate and foreign currency swaps, futures, forwards, options, swaptions, and credit default swaps in connection with our market risk management activities. Derivative instruments are used to manage interest rate risk relating to specific groups of assets and liabilities, including investment securities, loans held-for-sale, mortgage servicing rights, debt, and deposits. In addition, foreign exchange contracts are used to mitigate foreign currency risk associated with foreign-currency-denominated debt and foreign exchange transactions. Our primary objective for utilizing derivative financial instruments is to manage market risk volatility associated with interest rate and foreign currency risks related to the assets and

GMAC LLC

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

liabilities of our automotive finance and mortgage operations. These strategies are applied on a decentralized basis by our respective Global Automotive Finance and ResCap operations consistent with the level at which market risk is managed but they are subject to various limits and controls at both the local unit and consolidated level. One of the key goals of our risk-mitigation strategy is to modify the asset and liability and interest rate mix including the assets and liabilities associated with securitization transactions that may be recorded in off-balance sheet SPEs. In addition, we use derivative financial instruments to mitigate the risk of changes in the fair values of loans held-for-sale and mortgage servicing rights.

Interest Rate Risk

We execute interest rate swaps to modify our exposure to interest rate risk by converting fixed-rate instruments to a floating rate. We also enter into derivative instrument contracts to hedge exposure to variability in cash flows related to floating-rate financial instruments.

We have applied hedge accounting for certain derivative instruments used to hedge fixed-rate and variable-rate debt. We monitor our mix of fixed- and floating-rate debt in relationship to the rate profile of our assets. When it is cost effective to do so, we may enter into interest rate swaps to achieve our desired mix of fixed- and floating-rate debt.

Our fair value hedges consist of hedges of fixed-rate unsecured debt obligations. Individual swaps are designated as hedges of specific debt. As of March 31, 2009, outstanding interest rate swaps designated as fair value accounting hedges held in an asset position had a fair value of $528 million. The outstanding notional amount as of March 31, 2009, was $14.0 billion.

Interest rate swaps are also used to modify exposure to variability in expected future cash flows attributable to variable-rate debt. Similar to our fair value hedges, the swaps are generally entered or traded concurrent with the debt issuance. As of March 31, 2009, there were no outstanding cash flow hedging relationships.

We enter into economic hedges to mitigate exposure for the following categories:

•

Mortgage servicing rights and retained interests — Our mortgage servicing rights and retained interest portfolios are generally subject to loss in value when mortgage rates decline. Declining mortgage rates generally result in an increase in refinancing activity that increases prepayments and results in a decline in the value of mortgage servicing rights and retained interests. To mitigate the impact of this risk, we maintain a portfolio of financial instruments, primarily derivatives that increase in value when interest rates decline. The primary objective is to minimize the overall risk of loss in the value of mortgage servicing rights due to the change in fair value caused by interest rate changes and their interrelated impact to prepayments.

We use a multitude of derivative instruments to manage the interest rate risk related to mortgage servicing rights and retained interests. They include, but are not limited to, interest rate futures contracts, call or put options on U.S. Treasuries, swaptions, MBS futures, U.S. Treasury futures, interest rate swaps, interest rate floors, and interest rate caps. While we do not utilize nonderivative portfolios (e.g., U.S. Treasuries) to hedge this portfolio, we have utilized them previously and may utilize them again in the future. We monitor and actively manage our risk on a daily basis, and therefore trading volume can be large.

As of March 31, 2009, outstanding contracts held in an asset position had a fair value of $940 million, and those held in a liability position had a fair value of $94 million. The outstanding notional amount was $166 billion as of March 31, 2009.

•

Mortgage loan commitments and mortgage and auto loans held-for-sale — We are exposed to interest rate risk from the time an interest rate lock commitment (IRLC) is made until the time the mortgage loan is sold. Changes in interest rates impact the market price for our loans; as market interest rates decline, the value of existing IRLCs and loans held-for-sale go up and vice versa. Our primary objective in risk management activities related to IRLCs and mortgage and automotive loans held-for-sale is to eliminate or greatly reduce any interest rate risk associated with these items.

GMAC LLC

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The primary derivative instrument we use to accomplish this objective for mortgage loans and IRLCs is forward sales of mortgage-backed securities, primarily Fannie Mae or Freddie Mac to-be-announced securities. These instruments typically are entered into at the time the IRLC is made. The value of the forward sales contracts moves in the opposite direction of the value of our IRLCs and mortgage loans held-for-sale. We also use other derivatives, such as interest rate swaps, options, and futures, to hedge auto loans held-for-sale and certain portions of the mortgage portfolio. Nonderivative instruments may also be periodic used to economically hedge the mortgage portfolio, such as short positions on U.S. Treasuries. We monitor and actively manage our risk on a daily basis; therefore trading volume can be large.

We do not apply hedge accounting to our derivative portfolio held to economically hedge the IRLCs and mortgage and auto loans held-for-sale. As of March 31, 2009, outstanding contracts held in an asset position had a fair value of $187 million, and those held in a liability position had a fair value of $236 million. The outstanding notional amount was $29.6 billion as of March 31, 2009.

•

Off-balance sheet securitization activities — We enter into interest rate swaps to facilitate securitization transactions where the underlying receivables are sold to a nonconsolidated QSPE. As the underlying assets are carried in a nonconsolidated entity, the interest rate swaps do not qualify for hedge accounting treatment. As of March 31, 2009, outstanding contracts held in an asset position had a fair value of $268 million, and those held in a liability position had a fair value of $4 million. The outstanding notional amount was $9.0 billion as of March 31, 2009.

•

Debt — As part of our previous on-balance sheet securitizations and/or secured aggregation facilities, certain interest rate swaps or interest rate caps have been included within consolidated variable interest entities; these swaps or caps were generally required to meet certain rating agency requirements or were required by the facility lender/provider. The interest rate swaps and/or caps are generally entered into when the debt is issued; accordingly, current trading activity on this particular derivative portfolio is minimal.

With the exception of a portion of our unsecured debt (as previously described), we have not applied hedge accounting to our derivative portfolio held in order to economically hedge our debt portfolio. Typically, the significant terms of the interest rate swaps match the significant terms of the underlying debt resulting in an effective conversion of the rate of the related debt. As of March 31, 2009, outstanding contracts held in an asset position had a fair value of $867 million, and those held in a liability position had a fair value of $1.2 billion. The outstanding notional was $78.9 billion as of March 31, 2009.

•

Callable debt obligations — We enter into cancellable interest rate swaps as economic hedges of certain callable fixed-rate debt in connection with our market risk management policy. If the hedging relationship does not meet a specified effectiveness assessment threshold, it will be treated as an economic hedge. Prior to May 2007, all cancellable swaps hedging callable debt were treated as economic hedges. As of March 31, 2009, outstanding contracts held in an asset position had a fair value of $28 million and an outstanding notional amount of $474 million.

•

Other — We enter into futures, options, swaptions, and credit default swaps to hedge our net fixed versus floating interest rate exposure. As of March 31, 2009, outstanding contracts held in an asset position had a fair value of $23 million, and those held in a liability position had a fair value of $14 million. The outstanding notional amount was $206 million as of March 31, 2009.

Foreign Currency Risk

We enter into derivative financial instrument contracts to hedge exposure to variability in cash flows related to foreign currency financial instruments. Currency swaps and forwards are used to hedge foreign exchange exposure on foreign-currency-denominated debt by converting the funding currency to the same currency of the assets being financed. Similar to our interest rate hedges, the swaps are generally entered or traded concurrent with the debt issuance, with the terms of the swap matching the terms of the underlying debt.

Our non-U.S. subsidiaries maintain both assets and liabilities in local currencies; these local currencies are the subsidiaries’ functional currencies for accounting purposes. Foreign currency exchange rate gains and losses arise when our assets or liabilities or our subsidiaries are denominated in currencies that differ from its functional currency. In addition, our

GMAC LLC

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

equity is impacted by the cumulative translation adjustments resulting from the translation of foreign subsidiary results; this impact is reflected in our other comprehensive income (loss). Foreign currency risk is reviewed as part of our risk-management process. The principal currencies creating foreign exchange risk are the U.K sterling and the Euro.

In addition, we have a centralized lending program to manage liquidity for all of our subsidiary businesses. Foreign-currency-denominated loan agreements are executed with our foreign subsidiaries in their local currencies. We evaluate our foreign-currency exposure resulting from intercompany lending and manage our currency risk exposure by entering into foreign currency derivatives with external counterparties. Our foreign currency derivatives are recorded at fair value with changes recorded as income offsetting the gains and losses on the hedged foreign currency transactions.

Our current strategy is to economically hedge foreign currency risk that is denominated in currencies other than the US dollar (USD). The principal objective of the foreign currency hedges is to mitigate the earnings volatility specifically created by currency exchange rate gains and losses.

With limited exceptions, we have elected not to treat any foreign currency derivatives as hedges for accounting purposes principally because the changes in the fair values of the foreign currency swaps are substantially offset by the foreign currency revaluation gains and losses of the underlying assets and liabilities.

As of March 31, 2009, outstanding foreign currency swaps designated as cash flow accounting hedges held in an asset position had a fair value of $2 million, and those held in a liability position had a fair value of $75 million. The outstanding notional amount was $381 million as of March 31, 2009.

As of March 31, 2009, outstanding foreign-currency-exchange derivatives not designated as hedges for accounting purposes held in an asset position had a fair value of $878 million, and those held in a liability position had a fair value of $245 million. The outstanding notional amount was $19.9 billion as of March 31, 2009.

Credit Risk

Derivative financial instruments contain an element of credit risk if counterparties are unable to meet the terms of the agreements. Credit risk associated with derivative financial instruments is measured as the net replacement cost should the counterparties which owe us under the contract completely fail to perform under the terms of those contracts, assuming no recoveries of underlying collateral, as measured by the market value of the derivative financial instrument. At March 31, 2009, and December 31, 2008, the market value of derivative financial instruments in an asset or receivable position was $3.7 billion and $5 billion including accrued interest of $328 million and $271 million, respectively.

To further mitigate the risk of counterparty default, we maintain collateral agreements with certain counterparties. The agreements require both parties to maintain collateral in the event the fair values of the derivative financial instruments meet established thresholds. In the event that either party defaults on the obligation, the secured party may seize the collateral. Generally our collateral arrangements are bilateral such that we and the counterparty post collateral for the value of their total obligation to each other. The derivative value is periodically adjusted to fair value, and the collateral is adjusted accordingly. The securing party posts additional collateral when their obligation has risen or removes collateral when it has fallen. We also have unilateral collateral agreements whereby we are the only entity required to post collateral. We have placed cash collateral totaling $1.2 billion and $1.6 billion at March 31, 2009, and December 31, 2008, respectively, in accounts maintained by counterparties. We have received cash collateral from counterparties totaling $800 million and $1.5 billion at March 31, 2009, and December 31, 2008, respectively. The collateral placed and received are included on our Condensed Consolidated Balance Sheet in other assets and accrued expenses and other liabilities, respectively. In certain circumstances, we receive or post securities as collateral with counterparties. In accordance with Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, we do not record such collateral received on our statement of financial position unless certain conditions have been met.

Accounting Treatment

In accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, all derivative financial instruments, whether designated for hedging relationships or not, are recorded on the Condensed Consolidated Balance Sheet as assets or liabilities and carried at fair value. Due to the nature of derivative instruments, they may be in a receivable/asset position or a payable/liability position at the end of an accounting period.

GMAC LLC

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

At the inception of a derivative contract, we determine whether the instrument will be part of a qualifying hedge accounting relationship. For each of these relationships, we designate the qualifying derivative financial instrument as a hedge of the fair value of a recognized asset or liability (fair value hedge) or a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). We also use derivative financial instruments that do not qualify for hedge accounting under GAAP. Changes in the fair value of derivative financial instruments that are designated and qualify as fair value hedges, along with the gain or loss on the hedged asset or liability attributable to the hedged risk, are recorded in current period earnings. For qualifying cash flow hedges, the effective portion of the change in the fair value of the derivative financial instruments is recorded in other comprehensive income, a component of equity, and is recognized in the Condensed Consolidated Income Statement when the hedged cash flows affect earnings. Changes in the fair value of derivative financial instruments held for risk management purposes that do not meet the criteria to qualify for hedge accounting under GAAP or for which management has not elected hedge accounting treatment are reported in current period earnings. The ineffective portions of fair value and cash flow hedges are immediately recognized in earnings. Ineffectiveness is measured based on the difference in the fair value movement of the swap and the related hedged debt or cash flows. Effectiveness is assessed using historical data. We assess hedge effectiveness by employing a statistical-based approach, which must meet thresholds for R-squared, slope, F-statistic, and T-statistic.

We formally document all relationships between hedging instruments and hedged items, as well as its risk management objectives for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the Condensed Consolidated Balance Sheet, to specific firm commitments or the forecasted transactions. Both at the hedge’s inception and on an ongoing basis, we formally assesses whether the derivatives that are used in hedging relationships are highly effective in offsetting changes in fair values or cash flows of hedged items.

The hedge accounting treatment described above is no longer applied if a derivative financial instrument is terminated or the hedge designation is removed. For terminated fair value hedges, any changes to the hedged asset or liability remain as part of the basis of the asset or liability and are recognized into income over the remaining life of the asset or liability. For terminated cash flow hedges, unless it is probable that the forecasted cash flow will not occur within a specified time frame, any changes in fair value of the derivative financial instrument remain in other comprehensive income, a component of equity, and are reclassified into earnings in the period that the hedged cash flows affects earnings.

Balance Sheet Presentation

The following table summarizes the fair value amounts of derivative instruments reported in our Condensed Consolidated Balance Sheet. The fair value amounts are presented on a gross basis and are segregated by derivatives that are designated and qualifying as hedging instruments or those that are not and further segregated by type of contract within those two categories.

	Fair value
March 31, 2009 ($ in millions)	Asset derivatives	Liability derivatives
Derivatives designated as hedging instruments
Interest rate risk	$528	$—
Foreign exchange risk	2	75

Total derivatives designated as hedging instruments	530	75

Derivatives not designated as hedging instruments
Interest rate risk	2,313	1,537
Foreign exchange risk	878	245

Total derivatives not designated as hedging instruments	3,191	1,782

Total derivatives	$3,721	$1,857

GMAC LLC

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

We record our derivative instruments in our Condensed Consolidated Balance Sheet in the following manner: instruments with an asset fair value position are recorded as other assets; derivatives with a liability fair value position are recorded as accrued expenses and other liabilities.

Income Statement Presentation and Accumulated Other Comprehensive Income Information

The following tables summarize the location and amounts of gains and losses reported in our Condensed Consolidated Income Statement on derivative instruments and related hedge items and amounts flowing through accumulated other comprehensive income. Gains and losses are presented separately for (1) derivative instruments and related hedged items designated and qualifying in fair value hedges; (2) the effective portion of gains and losses on derivative instruments designated and qualifying in cash flow hedges that were recognized in OCI during the period; (3) the effective portion of gains and losses on derivative instruments designated and qualifying as cash flow hedges recorded in accumulated other comprehensive income during the term of the hedging relationship and reclassified into earnings in the current period; (4) the portion of gains and losses on derivative instruments designated and qualifying in cash flow hedges representing the hedges ineffectiveness and the amount, if any, excluded from the hedge effectiveness assessment; and (5) derivative instruments not designated as hedging instruments.

Three months ended March 31, 2009 ($ in millions)	Location of (loss) recognized in earnings on derivative	(Loss) recognized in earnings on derivative	Location of gain recognized in earnings on hedged item	Gain recognized in earnings on hedged item
Derivatives in fair value hedging relationships Interest rate contracts	Other interest expense	$(196)	Other interest expense	$165

Three months ended March 31, 2009 ($ in millions)	(Loss) gain recognized in earnings on derivative
Derivatives not designated as hedging instruments
Interest rate contracts
Other interest expense	$(7)
Servicing asset valuation and hedge activities, net	20
Gain (loss) on mortgage and automotive loans, net	(229)
Other loss on investments, net	(1)
Other income, net of losses	(6)
Other operating expenses	(2)

Total interest rate contracts	(225)

Foreign exchange contracts
Other interest expense	(16)
Other income, net of losses	(205)

Total foreign exchange contracts	(221)

Loss recognized in income on derivatives	$(477)

GMAC LLC

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents additional information related to our financial instruments:

March 31, 2009 ($ in millions)
Expected gain (loss) reclassifications from other comprehensive income to earnings (a)	$(8)

(a)	Estimated to occur over the next twelve months.

Three months ended March 31, 2009 ($ in millions)	Gain recognized in OCI on derivative (a)	Location of gain (loss) reclassified from accumulated OCI into earnings (a)	Gain (loss) reclassified from accumulated OCI into earnings (a)	Location of gain (loss) recognized in earnings on derivative (b)	Gain (loss) recognized in earnings on derivative (b)
Derivatives in cash flow hedging relationships
Foreign exchange contracts	$10	Other interest expense	$(1)	Other interest expense	$—

(a)	Amounts related to the effective portion.
(b)	Ineffective portion and amounts excluded from effectiveness testing.

13.	Income Taxes

GMAC, along with certain U.S. subsidiaries, are pass-through entities for U.S. federal income tax purposes. Accordingly, U.S. federal and state and local income taxes have generally not been provided for these entities as they are not taxable entities with the exception of a few local jurisdictions that continue to tax LLCs or partnerships. Members each report their share of our taxable income on their respective income tax returns. Our banking, insurance, and foreign subsidiaries are generally corporations and continue to be subject to and provide for U.S. federal and foreign income taxes. The income tax expense related to these corporations is included in our income tax expense, along with other miscellaneous state, local, and franchise taxes of GMAC and certain other subsidiaries.

GMAC LLC

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

A reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate is shown in the following table.

	Three months ended March 31,
	2009	2008
Statutory U.S. federal tax rate	35.0%	35.0%
Change in tax rate resulting from
LLC results not subject to federal or state income taxes	(17.2)	9.8
Effect of valuation allowance change	(2.8)	(38.5)
Foreign income tax rate differential	(0.6)	(14.1)
State and local income taxes, net of federal income tax benefit	0.3	—
Tax-exempt income	0.3	0.5
Other	0.4	4.1

Effective tax rate	15.4%	(3.2)%

Our results segregated by tax status are provided below.

	Three months ended March 31,
	2009			2008
($ in millions)	Pass- through entities	Taxable entities	Consolidated	Pass- through entities	Taxable entities	Consolidated
Pretax (loss) income	$(398)	$(400)	$(798)	$122	$(693)	$(571)
Tax expense (benefit)	3	(126)	(123)	(4)	22	18

Net (loss) income	$(401)	$(274)	$(675)	$126	$(715)	$(589)

Effective tax rate	(0.7)%	31.5%	15.4%	(3.3)%	(3.2)%	(3.2)%

The effective tax rate of 15.4% for the three months ended March 31, 2009, was reflective of an equal pretax income split between our pass-through and taxable entities, where our taxable entities are subject to income tax rates in U.S. and foreign tax jurisdictions ranging from 25% to 35%. Compared to the same period in 2008, the effective tax rate (3.2)% resulted from higher losses within our taxable entities combined with valuation allowances established on deferred tax assets of certain foreign operations, primarily mortgage operations in continental Europe, United Kingdom, Canada, and Australia. These valuation allowances were established because, based on historical losses and expected future taxable income, it was no longer more-likely-than-not that these net deferred tax assets would be realized.

Gross unrecognized tax benefits totaled $149 million and $150 million as of March 31, 2009, and December 31, 2008, respectively.

GMAC LLC

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

14.	Related Party Transactions

Balance Sheet

A summary of the balance sheet effect of transactions with GM, FIM Holdings, and affiliated companies follows:

($ in millions)	March 31, 2009	December 31, 2008
Assets
Available-for-sale investment in asset-backed security — GM (a)	$35	$35

Secured:
Finance receivables and loans, net of unearned income
Wholesale automotive financing — GM (b)	535	595
Term loans to dealers — GM (b)	79	105
Lending receivables — GM	13	26
Lending receivables — affiliates of FIM Holdings	74	91
Investment in operating leases, net — GM (c)	261	291
Notes receivable from GM (d)	1,075	1,464
Other assets
Other — GM	40	32

Total secured	2,077	2,604

Unsecured:
Finance receivables and loans, net of unearned income
Notes receivable from GM (d)	94	191
Other assets
Subvention receivables (rate and residual support) — GM	185	53
Lease pull-ahead receivable — GM	45	28
Other — GM	46	49

Total unsecured	370	321
Liabilities
Unsecured debt
Notes payable to GM	$524	$566
Secured debt
Cerberus model home term loan	—	8
Accrued expenses and other liabilities
Wholesale payable — GM	602	319
Deferred revenue — GM (e)	413	318
Other payables — GM	110	45

(a)	In November 2006, GMAC retained an investment in a note secured by operating lease assets transferred to GM. As part of the transfer, GMAC provided a note to a trust, a wholly owned subsidiary of GM. The note is classified in investment securities on our Condensed Consolidated Balance Sheets.
(b)	Represents wholesale financing and term loans to certain dealerships wholly owned by GM or in which GM has an interest. The loans are generally secured by the underlying vehicles or assets of the dealerships.
(c)	Includes vehicles, buildings, and other equipment classified as operating lease assets that are leased to GM-affiliated entities. These leases are secured by the underlying assets.
(d)	Represents wholesale financing we provide to GM for vehicles, parts, and accessories in which GM retains title while consigned to us or dealers primarily in the UK, Italy, and Germany. The financing to GM remains outstanding until the title is transferred to the dealers. The amount of financing provided to GM under this arrangement varies based on inventory levels. These loans are secured by the underlying vehicles or other assets.
(e)	Represents prepayments made by GM pursuant to the terms of the Sale Transactions requiring that the aggregate amount of certain unsecured obligations of GM to us not exceed $1.5 billion. Subsequent to December 31, 2008, a new agreement was reached between GMAC and GM with respect to new limitations on unsecured exposure going forward. Generally, unsecured exposure based on what we believe, from time to time, to be “probable” amounts owed from GM will be limited to $2.1 billion; and unsecured exposures based on “maximum” possible amounts owed will be limited to $4.1 billion. This distinction was established to more easily manage exposures since certain amounts that will be owed to us from GM, e.g., pursuant to risk-sharing and similar arrangements, are based on variables and assumptions that may change over time.

GMAC LLC

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Income Statement

A summary of the income statement effect of transactions with GM, FIM Holdings, and affiliated companies follows:

	Three months ended March 31,
($ in millions)	2009	2008
Net financing revenue
GM and affiliates lease residual value support — North American operations (a)	$84	$188
GM and affiliates rate support — North American operations	189	280
Wholesale subvention and service fees from GM	60	77
Interest earned on wholesale automotive financing	5	8
Interest earned on term loans to dealers	1	1
Interest expense on loans with GM	(11)	(10)
Interest income on loans with FIM Holdings affiliates, net	1	3
Consumer lease payments from GM (b)	39	20
Other revenue
Insurance premiums earned from GM	39	50
Interest on notes receivable from GM and affiliates	24	30
Interest on wholesale settlements (c)	21	29
Revenues from GM-leased properties, net	3	4
Derivatives (d)	(5)	10
Other	—	2
Servicing fees
U.S. automotive operating leases (e)	10	30
Expense
Off-lease vehicle selling expense reimbursement (f)	(8)	(8)
Payments to GM for services, rent, and marketing expenses (g)	23	46

(a)	Represents total amount of residual support and risk sharing earned under the residual support and risk-sharing programs and earned revenue (previously deferred) related to the settlement of residual support and risk-sharing obligations in 2006 for a portion of the lease portfolio.
(b)	GM sponsors lease pull-ahead programs whereby consumers are encouraged to terminate lease contracts early in conjunction with the acquisition of a new GM vehicle with the customer’s remaining payment obligation waived. For certain programs, GM compensates us for the waived payments adjusted based on remarketing results associated with the underlying vehicle.
(c)	The settlement terms related to the wholesale financing of certain GM products are at shipment date. To the extent that wholesale settlements with GM are made before the expiration of transit, we receive interest from GM.
(d)	Represents income or (expense) related to derivative transactions that we enter into with GM as counterparty.
(e)	Represents servicing income related to automotive leases distributed to GM on November 22, 2006.
(f)	An agreement with GM provides for the reimbursement of certain selling expenses incurred by us on off-lease vehicles sold by GM at auction.
(g)	We reimburse GM for certain services provided to us. This amount includes rental payments for our primary executive and administrative offices located in the Renaissance Center in Detroit, Michigan, and exclusivity and royalty fees.

GMAC LLC

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Statement of Changes in Equity

A summary of the changes to the statement of changes in equity related to transactions with GM, FIM Holdings, and affiliated companies follows:

($ in millions)	Three months ended March 31, 2009	Year ended December 31, 2008
Equity
Dividends to members (a)	$110	$79
Capital contributions received (b)	1,247	758
Preferred interest dividends	123	—

(a)	Pursuant to the operating agreement with our shareholders, our shareholders are permitted distributions to pay the taxes they incur from ownership of their GMAC interests. In March 2009, we executed a transaction that had 2008 tax reporting implications for our shareholders. In accordance with the operating agreement, the approval of both our Board of Directors and the U.S. Department of Treasury were sought in advance for the payment of tax distributions to our shareholders. Amounts to be distributed to GM and FIM Holdings were $44 million and $45 million, respectively, for the three months ended March 31, 2009. Additionally, the 2009 amount includes $21 million of remittances to GM for tax settlements and refunds received related to tax periods prior to the Sale Transactions. The 2008 amounts primarily represent remittances to GM for tax settlements and refunds received related to tax periods prior to the Sale Transactions as required by the terms of the Purchase and Sale Agreement between GM and FIM Holdings.
(b)	On January 16, 2009, we completed a $1.25 billion rights offering pursuant to which we issued additional common membership interests to FIM Holdings and a subsidiary of GM. On December 29, 2008, GM and an affiliate of Cerberus Capital Management contributed to GMAC $750 million subordinated participations in a $3.5 billion senior secured credit facility between GMAC and ResCap in exchange for additional common membership interests in GMAC.

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

We provide vehicle financing through purchases of retail automotive and lease contracts with retail customers of primarily GM dealers. We also finance the purchase of new and used vehicles by GM dealers through wholesale financing, extend other financing to GM dealers, provide fleet financing for GM dealers to buy vehicles they rent or lease to others, provide wholesale vehicle inventory insurance to GM dealers, provide automotive extended service contracts through GM dealers, and offer other services to GM dealers. As a result, GM’s level of automobile production and sales directly impacts our financing and leasing volume; the premium revenue for wholesale vehicle inventory insurance; the volume of automotive extended service contracts; and the profitability and financial condition of the GM dealers to whom we provide wholesale financing, term loans, and fleet financing. In addition, the quality of GM vehicles affects our obligations under automotive extended service contracts relating to such vehicles. Further, the resale value of GM vehicles, which may be impacted by various factors relating to GM’s business such as brand image, the number of new GM vehicles produced, or reduction in core brands, affects the remarketing proceeds we receive upon the sale of repossessed vehicles and off-lease vehicles at lease termination.

Our Global Automotive Finance operations are highly dependent on GM sales volume. In 2008 and 2009, global vehicle sales have declined rapidly, and there is no assurance that the global automotive market or GM’s share of that market will not suffer a significant further downturn. Vehicle sales volume could be further adversely impacted by any restructuring that would reduce the number of GM retail channels and core brands or consolidate GM’s dealer network.

In the event that GM or any of its significant subsidiaries were to file for bankruptcy, sales volume could decrease as a result of a reduction in consumer confidence, and GM’s business could be otherwise materially adversely affected. This would in turn have a material adverse impact on our business. In addition, pursuant to contractual arrangements with GM, whenever GM offers vehicle financing and leasing incentives to customers (e.g., lower interest rates than market rates), it will do so exclusively through GMAC, subject to certain limitations and exceptions. In the event of a GM bankruptcy, it is possible that GM would reject this exclusivity arrangement with us. If GM did so, this could have a material adverse effect on

GMAC LLC

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

our business, profitability, and financial condition. On April 27, 2009, GM announced that it had commenced a public exchange offer related to certain of its unsecured notes as part of its overall restructuring plan. GM indicated in its disclosures that it expects to seek bankruptcy relief if the public exchange offer is not consummated. According to GM’s disclosures, consummation of the exchange offers are subject to several conditions including that the results are satisfactory to the U. S. Treasury.

It is difficult to predict with certainty all the consequences of a GM bankruptcy. However, there may be systemic economic impacts, such as increased unemployment rates, that could further impact our business.

Our credit exposure to GM is significant. As of March 31, 2009, we had approximately $2.0 billion in secured exposure, which includes primarily wholesale vehicle financing to GM-owned dealerships, notes receivable from GM, and vehicles leased directly to GM. We further had approximately $2.0 billion in unsecured exposure, which includes estimates of payments from GM related to residual support and risk-sharing agreements. If GM were to file for bankruptcy, payment on our unsecured exposures could be delayed or might not occur at all. In addition, we would become an unsecured creditor of GM to the extent that proceeds from the sale of our collateral related to secured exposures are insufficient to repay GM’s obligations to us. Under the terms of certain agreements between GMAC and GM, GMAC has the right to offset certain of its exposures to GM against amounts GMAC owes to GM.

In connection with our dealer floorplan securitizations, if GM either (1) becomes subject to liquidation under Chapter 7 of the U.S. Bankruptcy Code or a similar provision of state or federal law or (2) ceases to operate as an automobile manufacturer or undertakes to sell all or substantially all its automobile manufacturing assets or business, in either case, after a petition has been filed under Chapter 11 of the U.S. Bankruptcy Code or a similar provision of state or federal law, then an early amortization event will occur with respect to such securitizations. Principal collections on the dealer accounts will be paid in accordance with the transactions documents, and no additional borrowings may be made during an early amortization period. In addition, if either of the two GM-specific events were to occur as indicated above, an immediate event of default would occur under our $11.4 billion secured revolving credit facility entered into in June 2008. In this circumstance, all amounts outstanding under this facility would become immediately due and payable, and if the amounts outstanding were not repaid, the collateral securing the facility could be sold by the lender under the facility.

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

In addition, with regard to North American lease originations and balloon retail contract originations occurring in the United States after April 30, 2006, and in Canada after November 30, 2006, that remained with us after the consummation of the Sale Transactions, GM agreed to begin payment of the present value of the expected residual support owed to us at contract origination as opposed to after contract termination at the time of sale of the related vehicle. The residual support amount GM actually owes us is finalized as the leases actually terminate. Under the terms of the residual support program, in cases where the estimate was incorrect, GM may be obligated to pay us, or we may be obligated to reimburse GM. As there were essentially no lease and balloon retail contract originations during the three months ended March 31, 2009, GM was not obligated to make any payments to us during the same period.

GMAC LLC

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Based on the March 31, 2009, outstanding North American operating lease portfolio, the additional maximum amount that could be paid by GM under the residual support programs is approximately $1.3 billion and would be paid only in the unlikely event that the proceeds from the entire portfolio of lease assets were lower than both the contractual residual value and our standard residual rates.

Based on the March 31, 2009, outstanding North American operating lease portfolio, the maximum amount that could be paid under the risk-sharing arrangements is approximately $1.5 billion and would be paid only in the unlikely event that the proceeds from all outstanding lease vehicles were lower than our standard residual rates.

Retail and lease contracts acquired by us that included rate and residual subvention from GM, payable directly or indirectly to GM dealers as a percentage of total new retail and lease contracts acquired, were as follows:

	Three months ended March 31,
	2009	2008
GM and affiliates subvented contracts acquired
North American operations	77%	82%
International operations	35%	42%

Other

We have entered into various services agreements with GM that are designed to document and maintain our current and historical relationship. We are required to pay GM fees in connection with certain of these agreements related to our financing of GM consumers and dealers in certain parts of the world.

GM also provides payment guarantees on certain commercial assets we have outstanding with certain third-party customers. As of March 31, 2009, and December 31, 2008, commercial obligations guaranteed by GM were $87 million and $88 million, respectively. Additionally, GM is bound by repurchase obligations to repurchase new vehicle inventory under certain circumstances, such as dealer default. In addition, we have a consignment arrangement with GM for commercial inventories in Europe. As of March 31, 2009, and December 31, 2008, wholesale inventories related to this arrangement were $107 million and $141 million, respectively, and are reflected in other assets on our Condensed Consolidated Balance Sheets.

In June 2008, Cerberus Capital Management, L.P., or its designee(s) (Cerberus) purchased certain assets of ResCap with a carrying value of approximately $479 million for consideration consisting of $230 million in cash and Series B junior preferred membership interests in a newly formed entity, CMH Holdings, LLC (CMH), which is not a subsidiary of ResCap and the managing member of which is an affiliate of Cerberus. CMH purchased model home and lot option assets from ResCap. CMH is consolidated into ResCap, and thus GMAC, under FIN 46(R), Consolidation of Variable Interest Entities, as ResCap remains the primary beneficiary. In conjunction with this agreement, Cerberus extended a term loan of $230 million with a guaranteed overall return of $46 million, which was fully paid as of March 31, 2009. The agreement also included revolving loans to CMH with a maximum limit of $10 million that if used would bear interest at 15%. Any borrowings under the revolving loan facility would be secured by a pledge of all of the assets of CMH and would mature on June 30, 2013.

15.	Fair Value

Fair Value Measurements (SFAS 157)

SFAS No. 157, Fair Value Measurements (SFAS 157) provides a definition of fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements. The standard applies when GAAP requires or allows assets or liabilities to be measured at fair value; therefore, it does not expand the use of fair value in any new circumstance.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that

GMAC LLC

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

•

Trading securities — Trading securities are recorded at fair value and may be asset-backed or asset-related asset-backed securities (including senior and subordinated interests), principal-only, or residual interests and may be investment grade, noninvestment grade, or unrated securities. We base our valuation of trading securities on observable market prices when available; however, observable market prices are not available for a significant portion of these assets due to illiquidity in the markets. When observable market prices are not available, valuations are primarily based on internally developed discounted cash flow models that use a market-based discount rate. The valuation considers recent market transactions, experience with similar securities, current business conditions, and analysis of the underlying collateral, as available. In order to estimate cash flows, we utilize various significant assumptions including market observable inputs (e.g., forward interest rates) and internally developed inputs (e.g., prepayment speeds, delinquency levels, and credit losses). We classified 90% and 68% of the trading securities reported at fair value as Level 3 at March 31, 2009, and December 31, 2008, respectively. Trading securities account for 5% and 6% of all assets reported at fair value at March 31, 2009, and December 31, 2008, respectively.

•

Available-for-sale securities — Available-for-sale securities are carried at fair value primarily based on observable market prices. If observable market prices are not available, our valuations are based on internally developed discounted cash flow models that use a market-based discount rate and consider recent market transactions, experience with similar securities, current business conditions, and analysis of the underlying collateral, as available. In order to estimate cash flows, we are required to utilize various significant assumptions including market observable inputs (e.g., forward interest rates) and internally developed inputs (including prepayment speeds, delinquency levels, and credit losses). We classified 6% and 10% of the available-for-sale securities reported at fair value as Level 3 at March 31, 2009, and December 31, 2008, respectively. Available-for-sale securities account for 34% and 24% of all assets reported at fair value at March 31, 2009, and December 31, 2008, respectively.

GMAC LLC

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

•

Loans held-for-sale — The entire loans held-for-sale portfolio is accounted for at the lower of cost or fair value. The accompanying nonrecurring fair value measurement tables include only loans that are being carried at fair value. We classified 100% and 63% of the loans held-for-sale reported at fair value as Level 3 at March 31, 2009, and December 31, 2008, respectively. Loans held-for-sale account for 4% and 9% of all assets reported at fair value at March 31, 2009, and December 31, 2008, respectively.

Approximately 15% and 6% of the total loans held-for-sale carried at fair value are automotive loans at March 31, 2009, and December 31, 2008, respectively. We based our valuation of automotive loans held-for-sale on internally developed discounted cash flow models or terms established under fixed-pricing forward flow agreements and have classified all these loans as Level 3. These valuation models estimate the exit price we expect to receive in the loan’s principal market, which depending upon characteristics of the loans may be the whole-loan market, the securitization market, or committed prices contained in forward sale agreements. Although we utilize and give priority to market observable inputs, such as interest rates and market spreads within these models, we are typically required to utilize internal inputs, such as prepayment speeds, credit losses, and discount rates. While numerous controls exist to calibrate, corroborate, and validate these internal inputs, these internal inputs require the use of judgment and can have a significant impact on the determination of the loan’s value. Accordingly, we classified all automotive loans held-for-sale as Level 3.

Approximately 85% and 94% of the total loans held-for-sale carried at fair value are mortgage loans at March 31, 2009, and December 31, 2008, respectively. We originate or purchase mortgage loans in the United States that we intend to sell to Fannie Mae, Freddie Mac, and Ginnie Mae (collectively, the Agencies). Additionally, we originate or purchase mortgage loans both domestically and internationally that we intend to sell into the secondary markets through whole-loan sales or securitizations, although this activity was substantially curtailed beginning in 2008.

Mortgage loans held-for-sale are typically pooled together and sold into certain exit markets depending upon underlying attributes of the loan, such as agency eligibility (domestic only), product type, interest rate, and credit quality. Two valuation methodologies are used to determine the fair value of loans held-for-sale. The methodology used depends on the exit market as described below.

Loans valued using observable market prices for identical or similar assets — This includes all domestic loans that can be sold to the Agencies, which are valued predominantly by published forward agency prices. This will also include all nonagency domestic loans or international loans where recently negotiated market prices for the loan pool exist with a counterparty (which approximates fair value) or quoted market prices for similar loans are available. As these valuations are derived from quoted market prices, we classify these valuations as Level 2 in the fair value disclosures. As of March 31, 2009, none of the mortgage loans held-for-sale currently being carried at fair value were classified as Level 2. As of December 31, 2008, 40% of the mortgage loans held-for-sale currently being carried at fair value are classified as Level 2. Due to the current illiquidity of the mortgage market, it may be necessary to look for alternate sources of value, including the whole-loan purchase market for similar loans and place more reliance on the valuations using internal models.

Loans valued using internal models — To the extent observable market prices are not available, we will determine the fair value of loans held-for-sale using internally developed valuation models. These valuation models estimate the exit price we expect to receive in the loan’s principal market, which depending upon characteristics of the loan may be the whole-loan or securitization market. Although we utilize and give priority to market observable inputs such as interest rates and market spreads within these models, we are typically required to utilize internal inputs, such as prepayment speeds, credit losses, and discount rates. While numerous controls exist to calibrate, corroborate, and validate these internal inputs, the generation of these internal inputs requires the use of judgment and can have a significant impact on the determination of the loan’s fair value. Accordingly, we classify these valuations as Level 3 in the fair value disclosures. As of March 31, 2009, 100% of the mortgage loans held-for-sale currently being carried at fair value are classified as Level 3. As of December 31, 2008, 60% of the mortgage loans held-for-sale being carried at fair value were classified as Level 3.

GMAC LLC

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Due to limited sales activity and periodically unobservable prices in certain markets, certain loans held-for-sale may transfer between Level 2 and Level 3 in future periods.

•

Consumer finance receivables and loans, net of unearned income — Under SFAS No. 159, The Fair Value Option of Financial Assets and Financial Liabilities (SFAS 159), we elected the fair value option for certain mortgage loans held-for-investment. The elected loans collateralized on-balance sheet securitization debt in which we estimated credit reserves pertaining to securitized assets that could have, or already had, exceeded our economic exposure. The elected loans represent a portion of the consumer finance receivable and loans on the Condensed Consolidated Balance Sheets. The balance that was not elected under SFAS 159 was reported on the balance sheet at the principal amount outstanding, net of charge-offs, allowance for loan losses, and net deferred loan fees.

The mortgage loans held-for-investment that collateralized securitization debt are legally isolated from us and are beyond the reach of our creditors. The loans are measured at fair value using a portfolio approach or an in-use premise. The objective in fair valuing the loans and related securitization debt is to properly account for our retained economic interest in the securitizations. As a result of reduced liquidity in capital markets, values of both these loans and the securitized bonds are expected to be volatile. Since this approach involves the use of significant unobservable inputs, we classified all the mortgage loans held-for-investment elected under SFAS 159 as Level 3. As of March 31, 2009, and December 31, 2008, all consumer finance receivables and loans reported at fair value are classified as Level 3. Consumer finance receivables and loans account for 8% and 7% of all assets reported at fair value at March 31, 2009, and December 31, 2008, respectively. Refer to the section within this note titled Fair Value Option of Financial Assets and Financial Liabilities (SFAS 159) for additional information.

•

Mortgage servicing rights — We typically retain MSRs when we sell assets into the secondary market. MSRs do not trade in an active market with observable prices; therefore, we use internally developed discounted cash flow models to estimate the fair value of MSRs. These internal valuation models estimate net cash flows based on internal operating assumptions that we believe would be used by market participants combined with market-based assumptions for loan prepayment rates, interest rates, and discount rates that we believe approximate yields required by investors in this asset. Cash flows primarily include servicing fees, float income, and late fees, in each case less operating costs to service the loans. The estimated cash flows are discounted using an option-adjusted spread derived discount rate. All MSRs are classified as Level 3 at March 31, 2009, and December 31, 2008. MSRs account for 12% and 10% of all assets reported at fair value at March 31, 2009, and December 31, 2008, respectively.

•

Interests retained in securitization trusts — Interests retained in securitization trusts are carried at fair value. Valuations are based on internally developed discounted cash flow models that use a market-based discount rate. The valuation considers recent market transactions, experience with similar assets, current business conditions, and analysis of the underlying collateral as available. In order to estimate cash flows, we utilize various significant assumptions including market observable inputs (e.g., forward interest rates) and internally developed inputs (e.g., prepayment speeds, delinquency levels, and credit losses). We classified 100% of interests retained in securitization trusts as Level 3 at March 31, 2009, and December 31, 2008. Interests retained in securitization trusts account for 2% and 3% of all assets reported at fair value at March 31, 2009, and December 31, 2008, respectively.

•

Derivative instruments — We manage risk through our balance of loan production and servicing businesses while using portfolios of financial instruments, including derivatives, to manage risk related specifically to the value of loans held-for-sale, loans held-for-investment, MSRs, foreign currency debt; and we enter into interest rate swaps to facilitate transactions where the underlying receivables are sold to a nonconsolidated QSPE. During the three months ended March 31, 2009, we recorded net economic hedge losses of $446 million. During the three months ended March 31, 2008, we recorded net economic hedge gains of $1.3 billion. Refer to Note 12 for additional information regarding changes in the fair value of economic hedges.

We enter into a variety of derivative financial instruments as part of our hedging strategies. Certain of these derivatives are exchange traded, such as Eurodollar futures, or traded within highly active dealer markets, such as agency to-be-announced securities. To determine the fair value of these instruments, we utilize the exchange price

GMAC LLC

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

or dealer market price for the particular derivative contract; therefore, these contracts are classified as Level 1. We classified 4% of the derivative assets and 10% of the derivative liabilities reported at fair value as Level 1 at March 31, 2009. We classified less than 1% of the derivative assets and 3% of the derivative liabilities reported at fair value as Level 1 at December 31, 2008.

We also execute over-the-counter derivative contracts, such as interest rate swaps, floors, caps, corridors, and swaptions. We utilize third-party-developed valuation models that are widely accepted in the market to value these over-the-counter derivative contracts. The specific terms of the contract and market observable inputs (such as interest rate forward curves and interpolated volatility assumptions) are entered into the model. These over-the-counter derivative contracts were classified as Level 2 at March 31, 2009, because all significant inputs into these markets were market observable. We classified 63% of the derivative assets and 41% of the derivative liabilities reported at fair value as Level 2 at March 31, 2009. We classified less than 69% of the derivative assets and 44% of the derivative liabilities reported at fair value as Level 2 at December 31, 2008.

We also hold certain derivative contracts that are structured specifically to meet a particular hedging objective. These derivative contracts often are utilized to hedge risks inherent within certain on-balance sheet securitizations. To hedge risks on particular bond classes or securitization collateral, the derivative’s notional amount is often indexed to the hedged item. As a result, we typically are required to use internally developed prepayment assumptions as an input into the model in order to forecast future notional amounts on these structured derivative contracts. Accordingly, these derivative contracts were classified as Level 3. We classified 33% of the derivative assets and 49% of the derivative liabilities reported at fair value as Level 3 at March 31, 2009. We classified less than 31% of the derivative assets and 53% of the derivative liabilities reported at fair value as Level 3 at December 31, 2008.

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

Derivative assets account for 18% and 17% of all assets reported at fair value at March 31, 2009, and December 31, 2008, respectively. Derivative liabilities account for 53% and 58% of all liabilities reported at fair value at March 31, 2009, and December 31, 2008, respectively.

•

Securities posted as collateral — Securities posted as collateral are carried at fair value. We base our valuation of trading securities on observable market prices when available; however, observable market prices are not available for a significant portion of these assets due to illiquidity in the markets. As a result, we use quoted prices in active markets for similar assets, quoted prices in inactive markets for identical or similar assets, or inputs that are observable or can be corroborated by observable market data by correlation or other means for substantially the full term of the assets. We classified 100% of securities posted as collateral as Level 2 at March 31, 2009. Securities posted as collateral account for 2% of all assets reported at fair value at March 31, 2009.

•

Repossessed and foreclosed assets — Foreclosed upon or repossessed assets resulting from loan defaults are carried at the lower of either cost or fair value less costs to sell and are included in other assets on the Condensed Consolidated Balance Sheets. The fair value disclosures include only assets carried at fair value less costs to sell.

The majority of assets acquired due to default are foreclosed assets. We revalue foreclosed assets on a periodic basis. Properties that are valued based upon independent third-party appraisals less costs to sell are classified as Level 2. When third-party appraisals are not obtained, valuations are typically obtained from third-party broker price opinion; however, depending on the circumstances, the property list price or other sales price information may be used in lieu of a broker price opinion. Based on historical experience, these values are adjusted downward to take

GMAC LLC

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

into account damage and other factors that typically cause the actual liquidation value of foreclosed properties to be less than broker price opinion or other price sources. This valuation adjustment is necessary to ensure the valuation ascribed to these assets considers unique factors and circumstances surrounding the foreclosed asset. As a result of applying internally developed adjustments to the third-party-provided valuation of the foreclosed property, these assets are classified as Level 3 in the fair value disclosures. As of March 31, 2009, 36% and 64% of foreclosed and repossessed properties carried at fair value less costs to sell are classified as Level 2 and Level 3, respectively. As of December 31, 2008, 38% and 62% of foreclosed and repossessed properties carried at fair value less costs to sell are classified as Level 2 and Level 3, respectively. Repossessed and foreclosed assets account for 2% of all assets reported at fair value at both March 31, 2009, and December 31, 2008.

•

Investment in used vehicles held-for-sale — Our investment in used vehicles is carried at the lower of either cost or fair value less costs to sell and is included in other assets on the Condensed Consolidated Balance Sheets. The nonrecurring fair value tables include only assets carried at fair value less costs to sell. The prevailing market conditions, primarily weakness in the economy of the United States and Canada, have created a decline in used vehicle prices, which lowered the fair value of certain vehicles below cost. The fair value was determined based on our recent remarketing experience related to our investment in used vehicles held-for-sale. We classified all these assets as Level 3 at March 31, 2009, and December 31, 2008. Our investment in used vehicles held-for-sale accounts for 2% of all assets reported at fair value at March 31, 2009, and December 31, 2008.

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

We value securitization debt that was elected pursuant to the fair value option and any economically retained positions using market observables prices whenever possible. The securitization debt is principally in the form of asset- and mortgage-backed securities collateralized by the underlying mortgage loans held-for-investment. Due to the attributes of the underlying collateral and current market conditions, observable prices for these instruments are typically not available in active markets. In these situations, we consider observed transactions as Level 2 inputs in our discounted cash flow models. Additionally, the discounted cash flow models utilize other market observable inputs, such as interest rates, and internally derived inputs including prepayment speeds, credit losses, and discount rates. Fair value option elected financing securitization debt is classified as Level 3 as a result of the reliance on significant assumptions and estimates for model inputs. On-balance sheet securitization debt accounts for 47% and 42% of all liabilities reported at fair value at March 31, 2009, and December 31, 2008, respectively. As a result of reduced liquidity in capital markets, values of both the elected loans and the securitized debt are expected to be volatile. Refer to the section within this note Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159) for a complete description of these securitizations.

GMAC LLC

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Recurring Fair Value

The following table displays the assets and liabilities measured at fair value on a recurring basis, including financial instruments elected for the fair value option under SFAS 159. We often economically hedge the fair value change of our assets or liabilities with derivatives and other financial instruments. The tables below display the hedges separately from the hedged items; therefore, they do not directly display the impact of our risk management activities.

	Recurring fair value measures
March 31, 2009 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Investment securities
Trading securities	$1	$109	$1,018	$1,128
Available-for-sale securities	2,253	4,087	433	6,773
Consumer finance receivables and loans, net of unearned income (a)	—	—	1,663	1,663
Mortgage servicing rights	—	—	2,587	2,587
Other assets
Cash reserve deposits held-for-securitization trusts	—	—	30	30
Interests retained in securitization trusts	—	—	510	510
Derivative (liabilities) assets, net (b)	(35)	1,580	319	1,864
Securities posted as collateral	—	412	—	412

Total assets	$2,219	$6,188	$6,560	$14,967

Liabilities
Secured debt
On-balance sheet securitization debt (a)	$—	$—	$(1,676)	$(1,676)

Total liabilities	$—	$—	$(1,676)	$(1,676)

(a)	Carried at fair value due to fair value option election under SFAS 159.
(b)	At March 31, 2009, derivative assets within Level 1, Level 2, and Level 3 were $148 million, $2.3 billion, and $1.2 billion, respectively. Additionally, derivative liabilities within Level 1, Level 2, and Level 3 were $183 million, $758 million, and $916 million, respectively.

	Recurring fair value measures
December 31, 2008 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Investment securities
Trading securities	$1	$486	$1,033	$1,520
Available-for-sale securities	1,736	3,867	631	6,234
Consumer finance receivables and loans, net of unearned income (a)	—	—	1,861	1,861
Mortgage servicing rights	—	—	2,848	2,848
Other assets
Cash reserve deposits held-for-securitization trusts	—	—	41	41
Interests retained in securitization trusts	—	—	688	688
Derivative (liabilities) assets, net (b)	(51)	2,263	149	2,361

Total assets	$1,686	$6,616	$7,251	$15,553

Liabilities
Secured debt
On-balance sheet securitization debt (a)	$—	$—	$(1,899)	$(1,899)

Total liabilities	$—	$—	$(1,899)	$(1,899)

(a)	Carried at fair value due to fair value option election under SFAS 159.
(b)	At December 31, 2008, derivative assets within Level 1, Level 2, and Level 3 were $21 million, $3.4 billion, and $1.5 billion, respectively. Additionally, derivative liabilities within Level 1, Level 2, and Level 3 were $72 million, $1.1 billion, and $1.4 billion, respectively.

GMAC LLC

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following tables present the reconciliation for all Level 3 assets and liabilities measured at fair value on a recurring basis. We often economically hedge the fair value change of our assets or liabilities with derivatives and other financial instruments. The Level 3 items presented below may be hedged by derivatives and other financial instruments that are classified as Level 1 or Level 2. Thus, the following tables do not fully reflect the impact of our risk management activities.

	Level 3 recurring fair value measurements
	Fair value as of January 1, 2009	Net realized/ unrealized gains (losses)			Purchases, issuances, and settlements, net	Net transfers into/ (out of) Level 3	Fair value as of March 31, 2009	Net unrealized gains (losses) included in earnings still held as of March 31, 2009
($ in millions)		Included in earnings		Included in other comprehensive income (h)
Assets
Investment securities
Trading securities	$1,033	$10	(b)	$(2)	$(23)	$—	$1,018	$(278	) (b)
Available-for-sale securities	631	—	(b)	1	(199)	—	433	(4	) (b)
Consumer finance receivables and loans, net of unearned income (a)	1,861	188	(c)	—	(386)	—	1,663	58	(c)
Mortgage servicing rights	2,848	(356	) (d)	—	95	—	2,587	(348	) (d)
Other assets
Cash reserve deposits held-for-securitization trusts	41	(6	) (e)	(1)	(4)	—	30	(112	) (e)
Interests retained in securitization trusts	688	(85	) (e)	—	(93)	—	510	—	(e)
Fair value of derivative contracts in (liability) receivable position, net	149	324	(f)	(5)	(217)	68	319	588	(f)

Total assets	$7,251	$75		$(7)	$(827)	$68	$6,560	$(96)

Liabilities
Secured debt
On-balance sheet securitization debt (a)	$(1,899)	$(136	) (g)	$—	$359	$—	$(1,676)	$(35	) (g)

Total liabilities	$(1,899)	$(136)		$—	$359	$—	$(1,676)	$(35)

(a)	Carried at fair value due to fair value option election under SFAS 159.
(b)	Fair value adjustment reported as other loss on investments, net, and the related interest is reported as interest and dividends on investment securities in the Condensed Consolidated Statement of Income.
(c)	The fair value adjustment is reported as other income, net of losses, and the related interest is reported as consumer financing revenue in the Condensed Consolidated Statement of Income.
(d)	Fair value adjustment reported as servicing asset valuation and hedge activities, net, in the Condensed Consolidated Statement of Income.
(e)	Reported as other loss on investments, net, in the Condensed Consolidated Statement of Income.
(f)	Derivative instruments relating to risks associated with debt are reported as other interest expense in the Condensed Consolidated Statement of Income, while derivatives relating to risks associated with mortgage loans held-for-sale are reported as other loss on investments, net. The remaining derivative earnings are reported as other income, net of losses, in the Condensed Consolidated Statement of Income.
(g)	Fair value adjustment is reported as other income, net of losses, and the related interest is reported within total interest expense in the Condensed Consolidated Statement of Income.
(h)	Includes foreign currency translation adjustments, if any.

GMAC LLC

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Level 3 recurring fair value measurements
	Fair value as of January 1, 2008	Net realized/ unrealized gains (losses)			Purchases, sales, issuances, and settlements	Fair value as of March 31, 2008	Net unrealized gains (losses) included in earnings still held as of March 31, 2008
($ in millions)		Included in earnings		Included in other comprehensive income (j)
Assets
Investment securities
Available-for-sale securities	$1,249	$(33	) (b)	$7	$(28)	$1,195	$(25	) (b)
Trading securities	2,726	(424	) (b)	(2)	(152)	2,148	(521	) (b)
Consumer finance receivables and loans, net of unearned income (a)	6,684	(2,003	) (c)	—	(766)	3,915	(2,274	) (c)
Mortgage servicing rights	4,713	(646	) (d)	—	211	4,278	(630	) (d)
Other assets
Cash reserve deposits held for securitization trusts	30	8	(e)	—	3	41	8	(e)
Fair value of derivative contracts in receivable position, net	(46)	179	(f)	11	28	172	197	(f)
Restricted cash collections for securitization trusts	111	(3	) (g)	(3)	(5)	100	(3	) (g)

Total assets	$15,467	$(2,922)		$13	$(709)	$11,849	$(3,248)

Liabilities
Secured debt
On-balance sheet securitization debt (a)	$(6,734)	$2,033	(h)	$—	$705	$(3,996)	$2,149	(h)
Collateralized debt obligations (a)	(351)	21	(i)	—	27	(303)	(59	) (i)

Total liabilities	$(7,085)	$2,054		$—	$732	$(4,299)	$2,090

(a)	Carried at fair value due to fair value option election under SFAS 159.
(b)	Fair value adjustment reported as other loss on investments, net, and the related interest is reported as interest and dividends on investment securities in the Condensed Consolidated Statement of Income.
(c)	Fair value adjustment is reported as other income, net of losses, and the related interest is reported as consumer financing revenue in the Condensed Consolidated Statement of Income.
(d)	Fair value adjustment reported as servicing asset valuation and hedge activities, net, in the Condensed Consolidated Statement of Income.
(e)	Reported as other loss on investments, net, in the Condensed Consolidated Statement of Income.
(f)	Derivative instruments relating to risks associated with debt are reported as other interest expense in the Condensed Consolidated Statement of Income, while derivatives relating to risks associated with mortgage loans held-for-sale are reported as other loss on investments, net. The remaining derivative earnings are reported as other income, net of losses, in the Condensed Consolidated Statement of Income.
(g)	Reported as other operating expenses in the Condensed Consolidated Statement of Income.
(h)	Fair value adjustment is reported as other income, net of losses, and the related interest is reported as interest expense in the Condensed Consolidated Statement of Income.
(i)	Reported as other income (loss) on investments, net, and the related interest is reported within total interest expense in the Condensed Consolidated Statement of Income.
(j)	Includes foreign currency translation adjustments, if any.

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

The following tables display the assets and liabilities measured at fair value on a nonrecurring basis.

	Nonrecurring fair value measures				Lower of cost or fair value or credit allowance	Total gains (losses) included in earnings for the three months ended
March 31, 2009 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Loans held-for-sale (a)	$—	$—	$814	$814	$(471)		(f)
Commercial finance receivables and loans, net of unearned income (b)	—	329	1,994	2,323	(588)	(87	) (g)
Other assets
Real estate and other investments (c)	—	43	—	43	(e)	1
Repossessed and foreclosed assets, net (d)	—	174	310	484	(245)		(f)
Investment in used vehicles held-for-sale (a)	—	—	500	500	(109)		(f)

Total assets	$—	$546	$3,618	$4,164	$(1,413)	$(86)

n/m = not meaningful

(a)	Represents assets held-for-sale that are required to be measured at lower of cost or fair value in accordance with SFAS No. 65, Accounting for Certain Mortgage Banking Activities or SOP 01-6, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others. The table above includes only assets with fair values below cost as of March 31, 2009. The related valuation allowance represents the cumulative adjustment to fair value of those specific loans.
(b)	Represents the portion of the commercial portfolio impaired as of March 31, 2009, under SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The related credit allowance represents the cumulative adjustment to fair value of those specific receivables.
(c)	Represents assets impaired as of March 31, 2009, under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The total loss included in earnings represents adjustments to the fair value of the portfolio based on actual sales during the three months ended March 31, 2009.
(d)	The allowance provided for repossessed and foreclosed assets represents any cumulative valuation adjustment recognized to adjust the assets to fair value less costs to sell.
(e)	The total loss included in earnings is the most relevant indicator of the impact on earnings.
(f)	We consider the applicable valuation or loan loss allowance to be the most relevant indicator of the impact on earnings caused by the fair value measurement. Accordingly, the table above excludes total gains and losses included in earnings for these items. The carrying values are inclusive of the respective valuation or credit loss allowance.
(g)	Represents losses recognized on the impairment of our resort finance business, which provided debt capital to resort and timeshare developers. Refer to footnote (f) for information related to the other commercial finance receivables and loans, net of unearned income, for which impairment was recognized.

GMAC LLC

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Nonrecurring fair value measures				Lower of cost or fair value or credit allowance	Total gains (losses) included in earnings for the three months ended
March 31, 2008 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Loans held-for-sale (a)	$—	$7,784	$1,201	$8,985	$(1,368)	n/m	(g)
Consumer finance receivables and loans, net of unearned income (b)	—	238	31	269	(241)	n/m	(g)
Commercial finance receivables and loans, net of unearned income (c)	—	—	37	37	(18)	n/m	(g)
Other assets
Real estate and other investments (d)	—	280	—	280	n/m (f)	$(3)
Repossessed and foreclosed assets, net (e)	—	388	734	1,122	(248)	n/m	(g)

Total assets	$—	$8,690	$2,003	$10,693	$(1,875)	$(3)

n/m = not meaningful

(a)	Represents loans held-for-sale that are required to be measured at lower of cost or fair value in accordance with SFAS No. 65, Accounting for Certain Mortgage Banking Activities or (SOP 01-6, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others. Only loans with fair values below cost are included in the table above. The related valuation allowance represents the cumulative adjustment to fair value of those specific loans.
(b)	Includes only receivables with a specific reserve established using the fair value of the underlying collateral. The related credit allowance represents the cumulative adjustment to fair value of those specific receivables.
(c)	Represents the portion of the commercial portfolio impaired as of March 31, 2008, under SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The related credit allowance represents the cumulative adjustment to fair value of those specific receivables.
(d)	Represents assets impaired under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Asset. The total loss included in earnings for the three months ended March 31, 2008, represents the fair market value adjustments on the portfolio.
(e)	The allowance provided for repossessed and foreclosed assets represents any cumulative valuation adjustment recognized to adjust the assets to fair value less costs to sell.
(f)	The total loss included in earnings is the most relevant indicator of the impact on earnings.
(g)	We consider the applicable valuation or credit loss allowance to be the most relevant indicator of the impact on earnings caused by the fair value measurement. The carrying values are inclusive of the respective valuation or credit loss allowance.

Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159)

Our Mortgage operations elected to measure at fair value certain mortgage loans held-for-investment. Our intent in electing fair value for these items was to mitigate a divergence between accounting losses and economic exposure for certain assets and liabilities.

The following is a description of the financial liabilities elected to be measured at fair value under SFAS 159.

•

On-balance sheet securitizations — In prior years, our Mortgage operations executed certain domestic securitizations that did not meet sale criteria under SFAS 140. As part of these domestic on-balance sheet securitizations, we typically retained the economic residual interest in the securitization. The economic residual entitles us to excess cash flows that remain at each distribution date after absorbing any credit losses in the securitization. Because sale treatment was not achieved under SFAS 140, the mortgage loan collateral remained on the balance sheet and was classified as consumer finance receivable and loans; the securitization’s debt was classified as secured debt; and the economic residuals were not carried on the balance sheet. After execution of the securitizations, we were required under GAAP to continue recording an allowance for loan losses on these held-for-investment loans.

As a result of market conditions and deteriorating credit performance of domestic residential mortgages, our economic exposure on certain of these domestic on-balance sheet securitizations was reduced to zero or approximating zero, thus indicating we expected minimal to no future cash flows to be received on the economic residual. While we no longer were economically exposed to credit losses in the securitizations, we were required to continue recording additional allowance for loan losses on the securitization collateral as credit performance deteriorated. Further, in accordance with GAAP, we did not record any offsetting reduction in the securitization’s

GMAC LLC

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

debt balances, even though any nonperformance of the assets would ultimately pass through as a reduction of the amount owed to the debt holders once they are contractually extinguished. As a result, we were required to record accounting losses beyond our economic exposure.

To mitigate the divergence between accounting losses and economic exposure, we elected the fair value option for a portion of the domestic on-balance sheet securitizations. In particular, we elected the fair value option for domestic on-balance sheet securitization vehicles in which we estimated that the credit reserves pertaining to securitized assets could, or already had, exceeded our economic exposure. The fair value option election was made at a securitization level; thus the election was made for both the mortgage loans held-for-investment and the related portion of on-balance sheet securitized debt for these particular securitizations.

We carry the fair value-elected loans within consumer finance receivable and loans, net of unearned income, on the Condensed Consolidated Balance Sheets. Our policy is to separately record interest income on the fair value-elected loans unless the loans are placed on nonaccrual status when they are 60 days past due; these amounts continue be classified within consumer financing revenue in the Condensed Consolidated Statement of Income. The fair value adjustment recorded for the loans is classified as other income, net of losses, in the Condensed Consolidated Statement of Income.

The fair value-elected debt balances continue to be recorded as secured debt on the Condensed Consolidated Balance Sheets. Our policy is to separately record interest expense on the fair value-elected securitization debt, which continues to be classified within interest expense in the Condensed Consolidated Statement of Income. The fair value adjustment recorded for this fair value-elected debt is classified within other income, net of losses, in the Consolidated Statement of Income.

The following tables summarize the fair value option elections and information regarding the amounts recorded within earnings for each fair value option-elected item.

	Changes included in the Condensed Consolidated Statement of Income for the three months ended March 31, 2009
($ in millions)	Consumer financing revenue	Total interest expense	Other income, net of losses	Total included in earnings	Change in fair value due to credit risk (a)
Assets
Consumer finance receivables and loans, net of unearned income	$142	$—	$46	$188	$(64	) (b)
Liabilities
Secured debt On-balance sheet securitization debt	$—	$(60)	$(76)	$(136)	$62	(c)

Total				$52

(a)	Factors other than credit quality that impact fair value include changes in market interest rates and the illiquidity or marketability in the current marketplace. Lower levels of observable data points in illiquid markets generally result in wide bid/offer spreads.
(b)	The credit impact for consumer finance receivables and loans were quantified by applying internal credit loss assumptions to cash flow models.
(c)	The credit impact for on-balance sheet securitization debt is assumed to be zero until our economic interests in a particular securitization is reduced to zero, at which point the losses on the underlying collateral will be expected to be passed through to third-party bondholders. Losses allocated to third-party bondholders, including changes in the amount of losses allocated, will result in fair value changes due to credit. We also monitor credit ratings and will make credit adjustments to the extent any bond classes are downgraded by rating agencies.

GMAC LLC

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Changes included in the Condensed Consolidated Income Statement for the three months ended March 31, 2008
($ in millions)	Consumer financing revenue	Total interest expense	Investment income	Other income, net of losses	Total included in earnings	Change in fair value due to credit
Assets
Consumer finance receivables and loans, net of unearned income	$198	$—	$—	$(2,201)	$(2,003)	$(18	) (a)
Liabilities
Secured debt
On-balance sheet securitization debt	$—	$(114)	$—	$2,147	$2,033	$(22	) (b)
Collateralized debt obligations	—	—	21	—	21	—	(c)

Total					$51

(a)	The credit impact for consumer finance receivables and loans were quantified by applying internal credit loss assumptions to cash flow models.
(b)	The credit impact for on-balance sheet securitization debt is assumed to be zero until our economic interests in a particular securitization is reduced to zero, at which point the losses on the underlying collateral will be expected to be passed through to third-party bondholders. Losses allocated to third-party bondholders, including changes in the amount of losses allocated, will result in fair value changes due to credit. We also monitor credit ratings and will make credit adjustments to the extent any bond classes are downgraded by rating agencies.
(c)	The credit impact for collateralized debt obligations is assumed to be zero until our economic interests in the securitization is reduced to zero, at which point the losses projected on the underlying collateral will be expected to be passed through to third-party bondholders. Losses allocated to third-party bondholders, including changes in the amount of losses allocated, will result in fair value changes due to credit. We also monitor credit ratings and will make credit adjustments to the extent any bond classes are downgraded by rating agencies.

Interest income on mortgage loans held-for-investment is measured by multiplying the unpaid principal balance on the loans by the coupon rate and the day’s interest due. Interest expense on the on-balance sheet securitizations is measured by multiplying bond principal by the coupon rate and day’s interest due to the investor.

The following table provides the aggregate fair value and the aggregate unpaid principal balance for the fair value option-elected loans and long-term debt instruments.

March 31, 2009 ($ in millions)	Unpaid principal balance	Loan advances/ other		Accrued interest		Fair value allowance		Fair value
Assets
Consumer finance receivables and loans, net of unearned income
Total loans	$8,346	$(136)		$82		$(6,629)		$1,663
Nonaccrual loans	1,744		(b)		(b)		(b)		(b)
Loans 90+ days past due (a)	1,302		(b)		(b)		(b)		(b)
Liabilities
Secured debt
On-balance sheet securitization debt	$(8,118)	$—		$(17)		$6,459		$(1,676)

(a)	Loans 90+ days past due are also presented within the nonaccrual loan balance and the total loan balance.
(b)	The fair value of loans held-for-sale is calculated on a pooled basis, which does not allow us to reliably estimate the fair value of loans 90+ days past due or nonaccrual loans. As a result, the fair value of these loans is not included in the table above. Unpaid principal balances were provided to allow assessment of the materiality of loans 90+ days past due and nonaccrual loans relative to total loans. For further discussion regarding the pooled basis, refer to the previous section of this note titled, Consumer finance receivables, net of unearned income.

GMAC LLC

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

16.	Variable Interest Entities

The following describes the VIEs that we have consolidated or in which we have a significant variable interest as described in FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46(R)).

•

Off-balance sheet securitization trusts — We sell pools of residential loans through securitization transactions that qualify for off-balance sheet treatment. Under SFAS 140, these entities are set up as trusts and are considered QSPEs. We do not consolidate these QSPEs as they are specifically out of scope of FIN 46(R) and are not allowed to be consolidated under SFAS 140.

Additionally, in certain securitization transactions, we transfer consumer finance receivables and wholesale lines of credit into bank-sponsored, multiseller, commercial paper conduits. These conduits provide a funding source to us (and to other transferors into the conduit) as they fund the purchase of the receivables through the issuance of commercial paper. Total assets outstanding in these bank-sponsored conduits approximated $4.3 billion as of March 31, 2009. Although we have variable interests in these conduits, we are not considered to be the primary beneficiary, as we do not retain the majority of the expected losses or returns. We do not consolidate these conduits as they are specifically out of scope of FIN 46(R) and are not allowed to be consolidated under SFAS 140. Our maximum exposure to loss because of our involvement with these nonconsolidated VIEs is $126 million and would only be incurred in the event of a complete loss on the assets that we transferred.

•

On-balance sheet securitization trusts — We have certain securitization transactions that are not QSPEs and are VIEs within the scope of FIN 46(R). We typically hold the first loss position in these securitization transactions and, as a result, anticipate absorbing the majority of the expected losses of the VIE. Accordingly, we are the primary beneficiary; thus, we have consolidated these securitization trusts entities. The assets of the consolidated securitization trusts totaled $46.1 billion and $49.9 billion at March 31, 2009, and December 31, 2008, respectively. The majority of the assets are included as finance receivables and loans, net of unearned interest, in the Condensed Consolidated Balance Sheet. The liabilities of these securitization trust entities totaled $35.9 billion and $39.0 billion at March 31, 2009, and December 31, 2008, respectively. The majority of these liabilities were included as secured debt in the Condensed Consolidated Balance Sheet.

The nature of, purpose of, activities of, and our continuing involvement with the consolidated securitization trusts are virtually identical to those of our off-balance sheet securitization trusts, which are discussed in Note 6. We have not provided financial or other support to the consolidated securitization trusts that was not previously contractually required to be provided. The assets of the securitization trusts generally are the sole source of repayment on the securitization trusts’ liabilities. The creditors of the securitization trusts do not have recourse to our general credit, with the exception of the customary representation and warranty repurchase provisions and, in certain transactions, early payment default provisions, as discussed in Note 26 to the Consolidated Financial Statements in our 2008 Annual Report on Form 10-K.

During 2009, we executed an amendment to a wholesale automotive securitization transaction that was classified as a QSPE under SFAS 140 and, therefore, was unconsolidated. The amendment contractually required us to deposit additional cash into a collateral account held by the trust. Management determined the amendment caused the trust to no longer be classified as a QSPE. As a result, the trust became a consolidated entity in accordance with FIN 46(R).

•

Mortgage warehouse funding — Our Mortgage operations transfer international residential mortgage loans into SPEs in order to obtain funding. The facilities have advance rates less than 100% of the pledged asset values, and, in certain cases, we have provided a subordinated loan to the facility to serve as additional collateral. For certain facilities, there is an unconditional guarantee by our Mortgage operations of the entity’s repayment on the related debt to the facility that provides the facility provider with recourse to our general credit. Our Mortgage operations continue to service the assets within the mortgage warehouse facilities.

GMAC LLC

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The over-collateralization and the subordinated loan support the liability balance and are the primary source of repayment of the entities’ liabilities. Assets can be sold from the facilities so long as we support the minimum cash reserve under the borrowing base should the eligibility/concentration limit of the remaining assets require it. We are entitled to excess cash flows generated from the assets beyond those necessary to pay the facility during a particular period; therefore, we hold an economic residual. There are no other forms of support that we provide to the SPE beyond the assets (over-collateralization and subordinated loan) initially provided and the guarantee provided by our Mortgage operations of the entities’ performance.

These entities are VIEs within the scope of FIN 46(R). Due to the subordinated loan and the guarantee, our Mortgage operations anticipate absorbing the majority of the expected losses of the VIE. Accordingly, our Mortgage operations are the primary beneficiary and thus have consolidated these entities.

The assets of these residential mortgage warehouse entities totaled $881 million, and liabilities totaled $1.0 billion at March 31, 2009. At December 31, 2008, the assets of these residential mortgage warehouse entities totaled $1.4 billion, and liabilities totaled $1.5 billion. The majority of the assets and liabilities are included in loans held-for-sale or finance receivables and loans, net of unearned income and secured debt, respectively, in the Condensed Consolidated Balance Sheet. The creditors of these VIEs do not have legal recourse to our general credit.

•

Construction and real estate lending — Our Mortgage operations use SPEs to finance construction-lending receivables and other real estate-owned assets. The SPEs purchase and hold the assets through financing obtained from third-party asset-backed commercial paper conduits. All forward commitments to fund receivable obligations previously eligible for financing under this facility were funded by an alternative source creating additional over-collateralization.

Our Mortgage operations are the primary beneficiary since they absorb the majority of the losses and, as such, consolidate the entities in accordance with FIN 46(R). The assets in these entities totaled $999 million and $1.2 billion at March 31, 2009, and December 31, 2008, respectively, which were included in finance receivables and loans, net of unearned income, in the Condensed Consolidated Balance Sheet. The liabilities in these entities totaled $416 million and $557 millions at March 31, 2009, and December 31, 2008, respectively. The beneficial interest holders of these VIEs do not have legal recourse to our general credit. We do not have a contractual obligation to provide any type of financial support in the future, nor have we provided noncontractual financial support or any type of support to the entity during the three months ended March 31, 2009. All forward commitments to fund receivable obligations previously eligible for financing under this facility were funded by an alternative source creating additional over-collateralization.

We invest in certain entities and as such enter into subordinated real estate-lending arrangements. These entities are created to develop land and construct properties. Management has determined we do not have the majority of the expected losses or returns, and, as such, consolidation is not appropriate under FIN 46(R). Total assets in these entities were $65 million at March 31, 2009, of which $41 million represents our maximum exposure. Total assets in these entities were $65 million at December 31, 2008, of which $43 million represents our maximum exposure. We do not have a contractual obligation to provide any type of financial support in the future, nor have we provided noncontractual financial support or any type of support to the entity during the three months ended March 31, 2009.

•

Model home financings — In June 2008, Cerberus purchased certain assets of our Mortgage operations with a carrying value of approximately $480 million for consideration consisting of $230 million in cash and Series B junior preferred membership interests in the newly formed entity, CMH, which is not a subsidiary of our Mortgage operations and the managing member of which is an affiliate of Cerberus. CMH purchased model home and lot option assets from our Mortgage operations.

In conjunction with this agreement, Cerberus has entered into a term loan and a revolving loan with CMH. The term loan principal amount is $230 million, and the revolving loan maximum amount is $10 million. Both loans

GMAC LLC

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

have a five-year term and a 15% interest rate. The term loan and related interest are paid from the dispositions of the model homes and lot options.

The term loan and interest due is repaid out of the dispositions of the models after CMH has repaid the loan and paid the accrued interest. Cash is distributed in the following order: (1) to the Class A senior preferred member all unreturned preferred capital, including a preferred return equal to 20% of total cash outlay less the aggregate amount of interest payments made; (2) to the Class B junior preferred member all unreturned preferred capital, including a preferred return equal to 20% of the initial Class B capital account; (3) to the Class B member until all reimbursable costs have been returned; and (4) to the common unit member (Cerberus). Based on the market conditions and market valuation adjustments, there is a risk that ResCap will not receive all of its Tier 2 payments.

As of March 31, 2009, Cerberus was repaid in full under the term loan and was paid their preferred return on Class A Senior Preferred Capital.

We consolidate CMH in accordance with FIN 46(R) as we hold all the remaining interests in CMH and are, therefore, the primary beneficiary. The assets of CMH were $131 million and $186 million as of March 31, 2009, and December 31, 2008, respectively, and were included in other assets in Condensed Consolidated Balance Sheet. The liabilities of CMH were $2 million and $47 million as of March 31, 2009, and December 31, 2008, respectively, which were classified as debt and accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet. The beneficial interest holders of this VIE do not have legal recourse to our general credit. We do not have a contractual obligation to provide any type of financial support in the future, nor have we provided noncontractual financial support or any type of support to the entity during the three months ended March 31, 2009.

We continue to service, account for, market, and sell the assets without a servicing fee. However we do receive reimbursement of expenses directly related to the assets such as property taxes and other direct out-of-pocket expenses. This VIE does not conduct new business; therefore, no new assets have transferred into CMH.

•

Servicing funding — In order to assist in the financing of our servicing advance receivables, our Mortgage operations formed an SPE that issues term notes to third-party investors that are collateralized by servicing advance receivables. These servicing advance receivables are transferred to the SPE and consist of delinquent principal and interest advances made by our Mortgage operations, as servicer, to various investors; property taxes and insurance premiums advanced to taxing authorities and insurance companies on behalf of borrowers; and amounts advanced for mortgages in foreclosure. The SPE funds the purchase of the receivables from financing obtained from the third-party investors and subordinated loans or an equity contribution from our Mortgage operations. Management has determined that we are the primary beneficiary of the SPE and, as such, consolidate the entity in accordance with FIN 46(R). The assets of this entity totaled $1.1 billion and $1.2 billion as of March 31, 2009, and December 31, 2008, respectively, which are included in other assets on the Condensed Consolidated Balance Sheet. The liabilities of this entity totaled $1.2 billion at March 31, 2009, consisting of $700 million in third-party term notes which are included within debt on the Condensed Consolidated Balance Sheet, and $482 million in affiliate payables to ResCap, which are eliminated in consolidation. The liabilities of this entity totaled $1.2 billion at December 31, 2008, consisting of $700 million in third-party term notes that are included within debt on the Condensed Consolidated Balance Sheet and $507 million in affiliate payables to ResCap that are eliminated in consolidation. Our maximum exposure related to this entity is $435 million as of March 31, 2009. The beneficial interest holder of this VIE does not have legal recourse to our general credit. We do not have a contractual obligation to provide any type of financial support in the future, nor have we provided noncontractual financial support to the entity during the three months ended March 31, 2009.

•

Commercial Finance receivables — We have a facility in which we transfer commercial-lending receivables to a 100% owned SPE, which, in turn, issues notes received to third-party financial institutions, GMAC Commercial Finance, and asset-backed commercial paper conduits. The SPE funds the purchase of receivables from us with cash obtained from the sale of notes. Management has determined that we are the primary beneficiary of the SPE and, as such, consolidates the entity in accordance with FIN 46(R). The assets and liabilities of the SPE totaled $1.8 billion

GMAC LLC

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

and $932 million, respectively, as of March 31, 2009, and are included in finance receivables and loans, net of unearned income, on our Condensed Consolidated Balance Sheet. The assets and liabilities of the SPE totaled $2.2 billion and $1.1 billion, respectively, as of December 31, 2008. The beneficial interest holders of this variable interest entity do not have legal recourse to our general credit.

In other securitization transactions, we transfer resort time-share and commercial trade receivables into bank-sponsored multiseller commercial paper conduits. These conduits provide a funding source to us (and to other transferors into the conduit) as they fund the purchase of the receivables through the issuance of commercial paper. Total assets and liabilities outstanding in these bank-sponsored conduits approximated $1.8 billion and $669 million, respectively, as of March 31, 2009. Total assets and liabilities outstanding in these bank-sponsored conduits approximated $2.1 billion and $781 million, respectively, as of December 31, 2008. Although we have a variable interest in these conduits, we may at our discretion prepay all or any portion of the loans at any time.

•

Preferred Blocker Inc. — In connection with the fourth quarter 2008 private debt exchange, we transferred GMAC Preferred Membership Interests to Preferred Blocker Inc. (Blocker), a newly formed taxable C-corporation. Blocker was established for the sole purpose of investing in a series of GMAC Preferred Membership Interests and financing them through the issuance of Blocker Preferred Stock to third-party investors in connection with the private debt exchange. Blocker will generally not engage in any business activities or hold any assets or incur any liabilities other than in connection with the issuance and maintenance of preferred stock. In connection to the arrangement, we hold 5,000,000 shares of Blocker Common Stock with a par value of $0.01. Additionally, we are bound by a Keep-Well Agreement with Blocker in which we are required to make payment to Blocker in the event that Blocker’s expenses, primarily its income tax expense, are greater than the dividend spread between the GMAC Preferred Membership Interests (11.86% dividend rate per annum) and the Blocker Preferred Stock (7% dividend rate per annum). Refer to Note 26 to the Consolidated Financial Statements in our 2008 Annual Report on Form 10-K for additional information regarding the Keep-Well Agreement. Due to the spread in rates, Blocker’s tax rate would have to exceed 41.0% before we would be required to make payment under the Keep-Well Agreement. Since this rate is in excess of common corporate taxable rates, the potential for loss under this agreement is considered remote, unless corporate tax rates are increased. Although we hold these variable interests in Blocker, we are not considered to be the primary beneficiary as we do not retain the majority of the expected losses or returns. Blocker is a wholly owned nonconsolidated subsidiary of GMAC.

GMAC LLC

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

17.	Segment Information

Financial results for our reportable segments are summarized below.

	Global Automotive Finance operations (a)
Three months ended March 31, ($ in millions)	North American operations (a)	International operations (b)	Mortgage operations (c)	Insurance operations	Corporate and Other (d)	Consolidated
2009
Net financing revenue (loss)	$498	$213	$59	$65	$(357)	$478
Other revenue (loss)	270	87	962	850	(448)	1,721

Total net revenue (loss)	768	300	1,021	915	(805)	2,199
Provision for loan losses	134	55	650	—	4	843
Other noninterest expense	388	286	614	856	10	2,154

Income (loss) before income tax (benefit) expense	246	(41)	(243)	59	(819)	(798)
Income tax (benefit) expense	(13)	(7)	(118)	9	6	(123)

Net income (loss)	$259	$(34)	$(125)	$50	$(825)	$(675)

Total assets	$105,766	$25,702	$49,602	$12,156	$(13,674)	$179,552

2008
Net financing revenue (loss)	$428	$316	$30	$93	$(39)	$828
Other revenue (loss)	328	162	(51)	1,154	(11)	1,582

Total net revenue (loss)	756	478	(21)	1,247	(50)	2,410
Provision for loan losses	117	55	300	—	2	474
Other noninterest expense	481	285	584	1,081	76	2,507

Income (loss) before income tax expense (benefit)	158	138	(905)	166	(128)	(571)
Income tax expense (benefit)	4	34	(46)	34	(8)	18

Net income (loss)	$154	$104	$(859)	$132	$(120)	$(589)

Total assets	$130,893	$37,795	$73,869	$13,730	$(12,933)	$243,354

(a)	North American operations consist of automotive financing in the United States, Canada, and Puerto Rico. International operations consist of automotive financing and full-service leasing in all other countries.
(b)	Amounts include intrasegment eliminations between North American operations and International operations.
(c)	Represents the ResCap LLC legal entity and the mortgage activities of GMAC Bank and ResMor Trust.
(d)	Represents our Commercial Finance business, certain equity investments, other corporate activities, and reclassifications and eliminations between the reportable operating segments.

18.	Subsequent Events

Amendment to GMAC LLC Operating Agreement

On April 15, 2009, GM Finance Co. Holdings LLC and FIM Holdings, each as members of GMAC, entered into a Fourth Amended and Restated Limited Liability Company Operating Agreement of GMAC (the Fourth Amended and Restated LLC Agreement). The Fourth Amended and Restated LLC Agreement contains amendments to, among other things, (i) simplify GMAC’s common equity structure by combining the Class A and Class B membership interests into a single class of common membership interests, (ii) set forth certain circumstances following the occurrence of which GMAC would be required to convert into a Delaware corporation, (iii) amend certain reporting, consulting and auditing obligations of GMAC with respect to GMAC’s members, (iv) amend GMAC’s obligations to pay tax and other distributions to certain of its members and (v) amend member approval rights with respect to certain corporate and other actions.

GMAC LLC

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Declaration of Quarterly Dividend Payments

On April 16, 2009, our Board of Managers declared quarterly dividend payments on each of our Fixed Rate Cumulative Perpetual Preferred Membership Interests, Series D-1 and Series D-2, and Class E Preferred Membership Interests. Dividend payments declared on the senior preferred membership interests issued to the U.S. Department of the Treasury under the Troubled Asset Relief Program totaled approximately $105.6 million. This consisted of a cash dividend of $20 per unit, or a total of $100 million, on the Series D-1 preferred interests; and a cash dividend of $22.50 per unit, or a total of $5.6 million, on the Series D-2 preferred interests. The dividend payment declared to Preferred Blocker Inc. (Preferred Blocker), a wholly owned subsidiary of GMAC, on the Class E Preferred Membership Interests was $28.99 per unit, or a total of $75 million. Preferred Blocker was established in connection with the settlement of our private exchange and cash tender offers, which were completed in December 2008.

Separately, the Board of Directors of Preferred Blocker declared a quarterly dividend payment of $17.11 per share, or a total of approximately $44 million, on Preferred Blocker’s 9% Cumulative Perpetual Preferred Stock (Blocker Preferred). This dividend is payable on May 15, 2009, to shareholders of record as of May 1, 2009. As previously disclosed, the interest rate payable has been reduced from 9% to 7% in accordance with the terms of the Certificate of Designations of the Blocker Preferred. These preferred membership interests were issued to investors in connection with our private exchange and cash tender offers, which were completed in December 2008.

Master Auto Finance Agreement with Chrysler

On April 30, 2009, as part of Chrysler LLC’s (Chrysler) proposed industrial alliance with Fiat S.p.A. and efforts to effect a restructuring with the support of the U.S. Department of the Treasury (the Treasury), we entered into a Master Auto Finance Agreement Term Sheet with Chrysler (the Term Sheet) pursuant to which we will provide certain retail and wholesale financing for the Chrysler dealer network.

The financial services to be rendered by us will be offered for all brands distributed through the Chrysler dealer network in the United States, Canada, and Mexico, along with other international markets upon the mutual agreement of the parties. We will provide dealer financing and services and retail financing to Chrysler dealers and customers as we deem appropriate according to our credit policies and in our sole discretion. Chrysler is obligated to provide us with certain exclusivity privileges including the use of GMAC for designated minimum threshold percentages of certain of Chrysler’s retail financing subvention programs. The agreement will extend for a period of four years with automatic one-year renewals unless either we or Chrysler provides sufficient notice of nonrenewal.

Under the Term Sheet, we have agreed to use commercially reasonable efforts to offer standard retail financing and to put in place new interim dealer funding for new and used inventory as promptly as practicable (with a target completion date of May 15, 2009) and to conduct dealer credit assessments of each Chrysler dealer within 180 days. All decisions to establish credit lines or to provide other products and services with a dealer will be at our sole discretion. We have also agreed to work with Chrysler to develop other dedicated or customized services as the parties may agree from time to time.

Chrysler has agreed to provide us with certain protections designed to minimize our risk of loss due to, among other things, the effects of a bankruptcy filing and reorganization by Chrysler. We are entitled to take certain actions to ensure that our gross unsecured exposure to Chrysler remains below designated levels, and Chrysler is obligated to provide us with cash collateral in the amount of our current good-faith estimate of unsecured exposure to Chrysler as a result of subvention programs over a rolling two-week period. GMAC and Chrysler have agreed to negotiate in good faith to appropriately adjust such protections following the successful stabilization of Chrysler’s automobile manufacturing business and, in any event, on an annual basis.

We may terminate the Term Sheet on and after May 16, 2009, if, among other things, (i) the bankruptcy court administering the cases of Chrysler and its subsidiaries has not approved, among other things, the Term Sheet; (ii) we not have obtained certain regulatory approvals as previously discussed between the Treasury and us required to permit us to perform our obligations under the Term Sheet; or (iii) the Treasury shall not have (a) provided us with an amount and form of equity capital consistent with prior discussions between the Treasury and us and (b) entered into a binding agreement with us with respect to the GMAC Dealer Transition Financing Support Program providing for reimbursement by the U.S. government of certain losses incurred by GMAC, GMAC Bank, or any other GMAC subsidiary in connection with the Term Sheet in an amount and on terms previously discussed with and mutually agreed by the Treasury and us.

GMAC LLC

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Supervisory Capital Assessment Program

The following table was released by the Federal Reserve Bank of Chicago (FRBC) on May 7, 2009, which reflects capital requirements for GMAC LLC as a result of the Board of Governors of the Federal Reserve System’s Supervisory Capital Assessment Program (SCAP).

December 31, 2008 ($ in billions)	Amount	As % of RWA
Tier 1 capital	$17.4	10.1%
Tier 1 common capital	11.1	6.4%
Risk-weighted assets	172.7

	More adverse scenario
Estimated for 2009 and 2010 for the more adverse scenario	Amount	As % of loans
Total estimated losses	$9.2
First lien mortgages	2.0	10.2%
Second/junior lien mortgages	1.1	21.2%
Commercial and industrial loans	1.0	2.7%
Commercial real estate loans	0.6	33.3%
Credit card loans	n/a	n/a
Securities (available-for-sale and held-to-maturity)	0.5	n/a
Trading and counterparty	n/a	n/a
Other (a)	4.0	n/a
Memo: Purchase accounting adjustments	n/a
Resources other than capital to absorb losses (b)	(0.5)
SCAP buffer added for more adverse scenario
(SCAP buffer is defined as additional Tier 1 Common/contingent Common)
Indicated SCAP buffer as of December 31, 2008	6.7
Less: Capital actions and effects of Q1 2009 results (c)	(4.8)
SCAP buffer (d)	11.5

(a)	Includes other consumer and nonconsumer loans and miscellaneous commitments and obligations.
(b)	Resources to absorb losses include preprovision net revenue less the change in the allowance for loan and lease losses.
(c)	Capital actions include completed or contracted transactions since Q4 2008.
(d)	GMAC LLC needs to augment the capital buffer with $11.5 billion of Tier 1 Common/contingent Common of which $9.1 billion must be new Tier 1 capital.
Note:	Numbers may not sum due to rounding.

The SCAP was a forward-looking evaluation designed to estimate losses, revenues and reserve needs for bank holding companies for 2009 and 2010 under baseline, and “more adverse”, scenarios. Additional capital was required where the assessment under the more adverse scenario indicated such a need. The estimates provided are not forecasts of expected losses or revenues. The amount of capital needed that is in addition to the “Indicated SCAP Buffer as of December 31, 2008” is primarily related to GMAC’s unique risk concentration and the quality and composition of our common equity.

In connection with the SCAP, we have committed that no later than November 9, 2009, we will have increased the common shareholder equity component of Tier 1 capital by $11.5 billion. By the same date, we will increase overall Tier 1 capital by $9.1 billion. Depending on the method of capital augmentation used (e.g., issuance of new common equity or issuance of mandatorily convertible preferred shares or conversion of existing equity into a form of Tier 1 common equity) the increase in common shareholders equity may accomplish the increase in overall Tier 1 capital. We are required to provide the FRBC with information regarding how we intend to accomplish these increases no later than June 8, 2009.

The capital amounts described above do not include the additional capital we will require to finance Chrysler dealers and customers pursuant to the Master Auto Finance Agreement Term Sheet (MAFA) that we announced on May 5, 2009. As previously disclosed, the U.S. Government has indicated that it intends to support GMAC by providing the capital required to support the financing of Chrysler dealers and customers pursuant to the MAFA.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Selected Financial Data

The selected historical financial information set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, our condensed consolidated financial statements, and the notes to consolidated financial statements. The historical financial information presented may not be indicative of our future performance.

As of and for the three months ended March 31, ($ in millions)	2009	2008
Financial statement data
Total financing revenue and other interest income	$3,812	$5,404
Interest expense	2,181	3,179
Depreciation expense on operating lease assets	1,153	1,397

Net financing revenue	478	828
Total other revenue	1,721	1,582

Total net revenue	2,199	2,410
Provision for loan losses	843	474
Total other noninterest expense	2,154	2,507

Loss before income tax (benefit) expense	(798)	(571)
Income tax (benefit) expense (a)	(123)	18

Net loss	$(675)	$(589)
Total assets	$179,552	$243,354
Total debt	$113,424	$185,294
Total equity	$22,021	$14,764
Financial ratios (b)
Return on assets	(1.50)%	(0.97)%
Return on equity	(12.26)%	(15.96)%
Equity to assets ratio	12.26%	6.07%
Regulatory capital ratios
Tier 1 capital	10.35%	n/a (c)
Total risk-based capital	11.80%	n/a (c)
Tier 1 leverage	11.23%	n/a (c)

(a)	Effective November 28, 2006, GMAC, along with certain of its U.S. subsidiaries, converted to limited liability companies (LLCs) and became pass-through entities for U.S. federal income tax purposes.
(b)	Ratios computed based on period-end total assets and total equity as of March 31, 2009 and 2008, respectively.
(c)	Not applicable (n/a) as of March 31, 2008, as GMAC did not become a bank holding company until December 24, 2008.

Overview

GMAC is a leading, independent, globally diversified, financial services firm with approximately $180 billion of assets at March 31, 2009. Founded in 1919 as a wholly owned subsidiary of General Motors Corporation (General Motors or GM), GMAC was established to provide GM dealers with the automotive financing necessary to acquire and maintain vehicle inventories and to provide retail customers the means by which to finance vehicle purchases through GM dealers. On November 30, 2006, GM sold a 51% interest in us (the Sale Transactions) to FIM Holdings LLC (FIM Holdings), an investment consortium led by Cerberus FIM Investors, LLC, the sole managing member. The consortium also includes an affiliate of Citigroup Inc., Aozora Bank Ltd., and a subsidiary of The PNC Financial Services Group, Inc. On December 24, 2008, the Board of Governors of the Federal Reserve System approved our application to become a bank holding company under the Bank Holding Company Act of 1956, as amended. Refer to Note 1 to the Condensed Consolidated Financial Statements for further details of current GMAC ownership.

We currently operate in the following primary lines of business — Global Automotive Finance, Mortgage, Insurance, and Corporate and Other. The following table summarizes the operating results of each line of business for the three months ended March 31, 2009 and 2008. Operating results for each of the lines of business are more fully described in the MD&A sections that follow.

	Three months ended March 31,
($ in millions)	2009	2008	Favorable/ (unfavorable) % change
Total net revenue (loss)
Global Automotive Finance	$1,068	$1,234	(13)
Mortgage	1,021	(21)	n/m
Insurance	915	1,247	(27)
Corporate and Other	(805)	(50)	n/m

Total	$2,199	$2,410	(9)

Net (loss) income
Global Automotive Finance	$225	$258	(13)
Mortgage	(125)	(859)	85
Insurance	50	132	(62)
Corporate and Other	(825)	(120)	n/m

Total	$(675)	$(589)	(15)

n/m	= not meaningful

•

Our Global Automotive Finance operations offer a wide range of financial services and products (directly and indirectly) to retail automotive consumers, automotive dealerships, and other commercial businesses. Our Global Automotive Finance operations consist of two separate reportable segments — North American Automotive Finance operations and International Automotive Finance operations. The products and services offered by our Global Automotive Finance operations include the purchase of retail installment sales contracts and leases, offering of term loans, financing of dealer floorplans and other lines of credit to dealers, fleet leasing, and vehicle remarketing services. In addition, our Global Automotive Finance operations utilize asset securitization and whole-loan sales to the extent available as a critical component of our diversified funding strategy.

During late 2008, in response to the credit environment and other market conditions, our North American Automotive Finance operations temporarily implemented a more conservative purchase policy for consumer automotive financing. These changes in underwriting were related to the market environment, which reduced our access to funding and increased our cost of funds. Since obtaining bank holding company status in late December 2008, we have been able to modify our credit criteria and somewhat expand our consumer purchase policy.

International Automotive Finance operations announced plans to cease retail and wholesale originations in Australia, New Zealand, and retail originations in several European markets. Our International Automotive Finance operations also announced plans to reduce retail originations in certain Latin American markets due to the current market environment that has reduced our access to funding and increased funding costs. We further plan to implement a more conservative pricing policy throughout remaining European markets to more closely align lending activity with the current capital markets. As a result of these actions, automotive financing volume was significantly lower in the first three months of 2009 as compared to the same period in 2008. We expect these actions to remain in place until the credit markets stabilize and accessibility improves.

•

Our Mortgage operations engage in the origination, purchase, servicing, sale, and securitization of consumer (i.e., residential) mortgage loans and mortgage-related products. Mortgage operations include the ResCap LLC legal entity, the mortgage operations of GMAC Bank, and the Canadian mortgage operations of ResMor Trust. In response to market conditions, our Mortgage operations have substantially eliminated production of loans that do not conform to the underwriting guidelines of Fannie Mae, Freddie Mac, and Ginnie Mae. Mortgage operations have further curtailed activities related to both their business capital group (which provides financing and equity capital to residential land developers and homebuilders) and their international business group (which has substantially all its operations outside of the United States) except for insured mortgages in Canada. Certain agreements are in place between our Mortgage operations and us that restrict our Mortgage operations ability to declare dividends or prepay subordinated indebtedness owed to us that may inhibit our ability to return funds for dividend and debt payments.

•

Our Insurance operations offer vehicle service contracts and underwrite personal automobile insurance coverages (ranging from preferred to nonstandard risks), homeowners’ insurance coverage, and selected commercial insurance coverages in the United States, Canada, and internationally. We are a leading provider of vehicle service contracts with mechanical breakdown and maintenance coverages. Our vehicle service contracts offer vehicle owners and lessees mechanical repair protection and roadside assistance for new and used vehicles beyond the manufacturer’s new vehicle warranty. We underwrite and market nonstandard, standard, and preferred-risk physical damage and liability insurance coverages for passenger automobiles, motorcycles, recreational vehicles, and commercial automobiles through independent agency, direct response, and internet channels. Additionally, we market private-label insurance through a long-term agency relationship with Homesite Insurance, a national provider of home insurance products. We also provide commercial insurance primarily covering dealers’ wholesale vehicle inventory.

•	Corporate and Other operations consist of our Commercial Finance Group, certain equity investments, corporate activities, and reclassifications and eliminations between the reportable segments.

Consolidated Results of Operations

The following table summarizes our consolidated operating results for the periods shown.

	Three months ended March 31,
($ in millions)	2009	2008	Favorable/ (unfavorable) % change
Revenue
Total financing revenue and other interest income	$3,812	$5,404	(29)
Interest expense	2,181	3,179	31
Depreciation expense on operating lease assets	1,153	1,397	17

Net financing revenue	478	828	(42)
Other revenue
Net servicing income	48	880	(95)
Insurance premiums and service revenue earned	864	1,109	(22)
Gain (loss) on mortgage and automotive loans, net	296	(600)	149
Gain on extinguishment of debt	644	488	32
Other loss on investments	(19)	(445)	96
Other income, net of losses	(112)	150	(175)

Total other revenue	1,721	1,582	9
Total net revenue	2,199	2,410	(9)
Provision for loan losses	843	474	(78)
Noninterest expense
Insurance losses and loss adjustment expenses	553	630	12
Other operating expenses	1,601	1,877	15

Total noninterest expense	2,154	2,507	14
Loss before income tax (benefit) expense	(798)	(571)	(40)
Income tax (benefit) expense	(123)	18	n/m

Net loss	$(675)	$(589)	(15)

n/m	= not meaningful

We reported a net loss of $675 million for the three months ended March 31, 2009, compared to $589 million for the three months ended March 31, 2008. Results during the three months ended March 31, 2009, were attributable to a significant loss at our Mortgage operations, caused by continued adverse conditions in the mortgage business, and significant declines in new vehicle financing and operating lease originations due to the economic recession and declining GM vehicle sales volume. In addition, results were impacted unfavorably by valuation adjustments on mortgage servicing assets, weak credit performance, and derivative activity. These adverse impacts were partially offset by an increase in the gain on extinguishment of debt as a result of a $634 million gain on the extinguishment of certain GMAC debt as part of privately negotiated transactions. During the same period in 2008, ResCap recognized gains on extinguishment of debt of $480 million resulting from our contribution of ResCap notes that had been purchased previously in open market repurchase transactions.

Total financing revenue and other interest income decreased by 29% in the three months ended March 31, 2009, respectively, compared to the same period in 2008, primarily due to lower asset levels at our Global Automotive Finance operations and Mortgage operations as a result of lower asset origination levels. Consumer and operating lease revenue (along with the related depreciation expense) at our Global Automotive Finance operations decreased as a result of declining originations due to the continued credit market dislocation, low consumer confidence, and our strategic decision in late 2008 to curtail leasing in certain markets and increase pricing due to the significant decline in used vehicle prices. Declines in asset levels at our Mortgage operations resulted from decreases in loan production, asset sales, continued portfolio run-off, and an increase in nonperforming assets due to higher delinquencies. Our International Automotive Finance operations experienced lower commercial asset levels due to operations winding down in several countries and unfavorable foreign currency translation adjustments.

Interest expense decreased 31% in the three months ended March 31, 2009, compared to the same period in 2008. Interest expense decreased $652 million at our Global Automotive Finance operations primarily as a result of declining interest rates, decreases in interest-bearing liabilities due to the bond exchange and debt maturities, foreign currency impacts, and a shift in the funding mix to lower yielding instruments. The $583 million decrease during the period at our Mortgage operations was primarily due to lower average borrowings as a result of a $24.3 billion reduction in the asset base, a lower average cost of funds due to declining interest rates, and the extinguishment of ResCap debt. The decrease in interest expense was offset by a $243 million increase at our Corporate and Other operations segment primarily due to the amortization of the discount associated with the December 2008 bond exchange.

Net servicing income decreased 95% in the three months ended March 31, 2009, compared to the same period in 2008. The decrease was primarily due to unfavorable mortgage servicing valuations reflected by reduced cash flows and increased prepayment assumptions as a result of lower market interest rates in the first quarter of 2009. In addition, the hedge performance was significantly less favorable for the three months ended March 31, 2009, compared to the same period in 2008, primarily due to the changes in the spreads between our servicing assets and the derivative instruments we use to manage the interest rate risk associated with those assets. Our ability to fully hedge interest rate risk was restricted in the latter half of 2008 and during the three months ended March 31, 2009, by the limited availability of willing counterparties to enter into forward arrangements.

Insurance premiums and service revenue earned totaled $864 million for the three months ended March 31, 2009, compared to $1.1 billion for the same period in 2008. Insurance premiums and service revenue earned was adversely affected by a decrease in U.S. personal auto policies in force and lower volume in dealership-related products due to sharp declines in vehicle sales, challenging domestic pricing conditions, the sale of our U.S. reinsurance managing general agency in November 2008, and the U.S. dollar strengthening against foreign currencies within our international operations.

The net gain on mortgage and automotive loans was $296 million for the three months ended March 31, 2009, compared to a net loss of $600 million for the three months ended March 31, 2008. The improvement in 2009 was primarily due to significant unfavorable valuation adjustments recorded in 2008 on our mortgage loans held-for-sale and commitments, primarily in the United Kingdom and continental Europe, as well as on our mortgage loans held-for-sale in our purchased distressed asset portfolio. This favorability was partially offset by a decrease of $42 million in the net gain on automotive loans due to a decline in consumer asset originations, resulting in fewer sales transactions, and therefore decreased gains.

Gain on extinguishment of debt totaled $644 million for the three months ended March 31, 2009, compared to $488 million for the three months ended March 31, 2008. The gains recognized during the first quarter of 2009 resulted primarily within our Corporate and Other operations as a result of a $634 million gain on the extinguishment of certain GMAC debt as part of privately negotiated transactions. During the same period in 2008, ResCap recognized gains on extinguishment of debt of $480 million resulting from the contribution of $1.2 billion face of ResCap notes that had been purchased previously in open market repurchase transactions.

Other loss on investments was $19 million for the three months ended March 31, 2009, compared to $445 million for the three months ended March 31, 2008. The decrease was primarily related to significant declines in the fair value of residual interests during the three months ended March 31, 2008, and fewer realized losses on investment securities. The valuation adjustments included declines in the fair value of residual interests as a result of increased credit losses, rating agency downgrades, declines in the value of underlying collateral, market illiquidity, and changes in discount rate assumptions. This favorability was partially offset by other-than-temporary impairments of $46 million recognized during the three months ended March 31, 2009, on certain investment securities due to continued unfavorable market conditions.

Other income, net of losses, decreased $262 million for the three months ended March 31, 2009, compared to the same period in 2008. The decrease during the three months ended March 31, 2009, was primarily due to unfavorable net derivative activity, an $87 million fair value impairment at our Commercial Finance group on the assets of its resort finance business, a decrease in securitization income at our Global Automotive Finance operations as a result of decreased securitization activity and a decrease in full service leasing fees.

The provision for loan losses increased 78% during the three months ended March 31, 2009, compared to the same period in 2008. The increase in the provision during the period was primarily due to a higher provision on the GMAC Bank loan portfolio and the loan portfolios in the United Kingdom and continental Europe as a result of increased delinquencies and higher severity and frequency assumptions. In addition, the increase in provision expense in 2009 resulted from additional specific reserves recorded against a number of distressed loans within our real estate lending portfolio as a result of the continued decline in the homebuilding industry. Our Global Automotive Finance operations experienced a 10% increase primarily due to an increase in the commercial provision as a result of deteriorating dealer financial health. This increase was partially offset by a decrease in the provision for retail balloon contracts as a result of portfolio run-off and a strengthening used vehicle market.

Insurance losses and loss adjustment expenses totaled $553 million for the three months ended March 31, 2009, compared to $630 million for the three months ended March 31, 2008. The decrease was primarily driven by the sale of our U.S. reinsurance agency, lower loss experience in our U.S. vehicle service contract and personal insurance businesses as a result of lower volumes, and the U.S. dollar strengthening against foreign currencies within our international operations.

Other operating expense decreased 15% for the three months ended March 31, 2009, compared to the same period in 2008. Expenses decreased in the period primarily due to decreased compensation and benefits expense of $195 million, favorability related to operating lease disposals of $70 million, decreased insurance commissions of $51 million, reduced restructuring costs of $28 million, and decreased automotive remarketing and repossession expenses of $26 million. These favorable impacts were partially offset by higher mortgage representation and warranty expense of $155 million compared to the same period in 2008.

Our consolidated tax benefit was $123 million for the three months ended March 31, 2009, compared to an expense of $18 million for the same period in 2008. The changes were primarily due to operating losses in our Mortgage operations and our Global Automotive Finance operations, particularly in our foreign operations.

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

	Three months ended March 31,
($ in millions)	2009	2008	Favorable/ (unfavorable) % change
Revenue
Consumer	$886	$1,138	(22)
Commercial	365	441	(17)
Loans held-for-sale	55	156	(65)
Interest and dividend income	358	478	(25)
Operating leases	1,724	2,103	(18)

Total financing revenue and other interest income	3,388	4,316	(22)
Interest expense	1,524	2,176	30
Depreciation expense on operating leases	1,153	1,396	17

Net financing revenue	711	744	(4)
Other revenue
Servicing fees	67	78	(14)
Gain on automotive loans, net	106	148	(28)
Other income (loss) on investments	20	(9)	n/m
Other income	164	273	(40)

Total other revenue	357	490	(27)
Total net revenue	1,068	1,234	(13)
Provision for loan losses	189	172	(10)
Noninterest expense	674	766	12

Income before income tax (benefit) expense	205	296	(31)
Income tax (benefit) expense	(20)	38	153

Net income	$225	$258	(13)

Total assets	$131,468	$168,688	(22)

n/m = not meaningful

Net income for our Global Automotive Finance operations was $225 million for the three months ended March 31, 2009, compared to $258 million for the three months ended March 31, 2008. Results continue to be adversely affected by the economic recession and dislocation in the capital and credit markets. Financing revenue significantly declined as a result of significant declines in new vehicle financing and operating lease originations. Partially offsetting the negative results were decreases in interest expense and a strengthening used vehicle market.

Total financing revenue and other interest income decreased 22% for the three months ended March 31, 2009, compared to the same period in 2008. Operating lease revenue (along with the related depreciation expense) decreased because new lease originations significantly declined. Lease originations decreased significantly in comparison with 2008 levels due to the continued credit market dislocation and increased lease pricing initiated in late 2008. In addition to operating lease revenue, consumer and commercial revenue also decreased during the period. Consumer revenue (combined with interest income on consumer loans held-for-sale) decreased 27% primarily due to lower consumer asset levels as a result of decreased originations due to the general economic recession and declining GM vehicle sales volume. Additionally, unfavorable foreign currency translation adjustments negatively affected consumer revenue. The decline in consumer asset levels (including loans held-for-sale) was $16.8 billion, or 30%, as a result of lower industry sales. The $55 million of income on consumer loans held-for-sale for the three months ended March 31, 2009, related to interest on loans that are expected to be sold in whole-loan and securitization transactions over the next twelve months. Commercial revenue decreased 17%, compared to the three months ended March 31, 2008. Our International Automotive Finance operations experienced lower commercial asset levels due to operations winding down in several countries and unfavorable foreign currency translation adjustments partially offset by certain locations experiencing higher average yields. Additionally, our North American Automotive Finance operations experienced lower average yields on commercial assets offset by an increase in commercial asset levels. Interest and dividend income decreased 25% primarily due to a reduction in the average balance of investment securities and lower interest rates.

Interest expense decreased 30% for the three months ended March 31, 2009, compared to the same period in 2008. The decrease was driven by lower interest rates, a decrease in the average balance of interest bearing liabilities, favorable foreign currency adjustments, and a shift in the funding mix from higher yielding demand notes to lower yielding certificates of deposit.

Servicing fees decreased 14% for the three months ended March 31, 2009, compared to the same period in 2008. The decrease in servicing fees was related to the decline in consumer asset levels and correlates with declines in industry sales.

Net gain on automotive loans decreased 28% for the three months ended March 31, 2009, compared to the same period in 2008. The decline in consumer asset originations for our North American Automotive Finance operations resulted in fewer sales transactions and, consequently, decreased gains recognized during the period.

Other income on investments was $20 million for the three months ended March 31, 2009, compared to a loss of $9 million during the same period in 2008. The favorable variance was primarily related to fewer realized losses on investment securities. Additionally, income attributable to retained interests in securitizations increased.

Other income decreased 40% for the three months ended March 31, 2009, compared to the same period in 2008, due to lower in securitization income as a result of decreased securitization activity, unfavorable mark-to-market adjustments on derivatives, and a decrease in full service leasing fees.

The provision for loan losses increased 10% for the three months ended March 31, 2009, compared to the three months ended March 31, 2008. The increase related to both commercial and retail loans was the result of the continuing economic recession. The commercial provision was particularly impacted by deteriorating dealer financial health. The increase in the provision was partially offset by a decrease in the provision for retail balloon contracts. Loan losses on retail balloon contracts have decreased primarily as a result of portfolio run-off and a strengthening used vehicle market. The used vehicle market experienced increased demand, particularly for less expensive vehicles, which in turn has alleviated pressure on residual values in the related portfolios.

Other noninterest expense decreased 12% for the three months ended March 31, 2009, compared to the same period in 2008. The decrease was primarily related to favorable remarketing results, lower operating lease disposal expenses, lower technology and communication expenses, and lower full-service leasing vehicle maintenance costs.

Our Global Automotive Finance operations experienced a tax benefit of $20 million for the three months ended March 31, 2009, compared to income tax expense of $38 million for the three months ended March 31, 2008. The tax benefit during the period primarily resulted from operating losses, particularly in our foreign operations. Certain of our U.S. subsidiaries are not subject to U.S. federal, state, or local income tax expense due to their status as pass-through entities for U.S. federal income tax purposes. Our banking and foreign subsidiaries are generally taxable corporations and continue to be subject to U.S. federal, state, local, and foreign income tax.

Automotive Financing Volume

The following tables summarize our new and used vehicle consumer and wholesale financing volume and our share of GM consumer and wholesale volume.

	GMAC consumer automotive financing volume		% Share of GM retail sales
Three months ended March 31, (units in thousands)	2009	2008	2009	2008
Consumer financing
GM new vehicles
North America
Retail contracts	66	182	17	28
Leases	—	136	—	21

Total North America	66	318	17	49
International (retail contracts and leases)	87	149	19	25

Total GM new units financed	153	467	18	37
Used units financed	27	133
Non-GM new units financed	7	25

Total consumer automotive financing volume	187	625

Our consumer automotive financing volume and penetration levels are significantly influenced by the nature, timing, and extent of GM’s use of rate, residual, and other financing incentives for marketing purposes on consumer retail automotive contracts and leases. Penetration levels for our Global Automotive Finance operations were significantly lower in 2009 compared to 2008, mainly due to tighter underwriting standards, lower industry sales, and efforts to align our originations to levels consistent with reduced funding sources as a result of the disruption in the capital markets. Additionally, lease originations decreased due to the continued credit market dislocation and the increased lease pricing initiated in late 2008. These adverse conditions were partially offset following an investment we received from the U.S. Treasury’s Troubled Asset Relief Program on December 29, 2008. The investment provided the opportunity to begin to again expand financing to consumers and dealers during 2009.

	GMAC wholesale volume		% Share of GM retail sales
Three months ended March 31, (units in thousands)	2009	2008	2009	2008
GM new vehicles
North America	247	652	70	76
International	555	766	82	84

Total GM units financed	802	1,418	78	80
Non-GM units financed	34	48

Total wholesale volume	836	1,466

Our wholesale automotive financing continued to be the primary funding source for GM-dealer inventories; however, penetration levels decreased for the three months ended March 31, 2009, compared to the same period in 2008. The decrease was primarily due to lower wholesale volume caused by challenging domestic and international economic environments. The largest decline for our International operations occurred within the European operations.

Allowance for Loan Losses

The following tables summarize activity related to the allowance for loan losses for our Global Automotive Finance operations.

	Three months ended March 31,
	2009			2008
($ in millions)	Consumer	Commercial	Total	Consumer	Commercial	Total
Balance at January 1,	$1,394	$223	$1,617	$1,309	$61	$1,370
Provision for loan losses (a)	151	38	189	168	4	172
Charge-offs
Domestic	(233)	(28)	(261)	(215)	(3)	(218)
Foreign	(66)	(4)	(70)	(55)	—	(55)

Total charge-offs	(299)	(32)	(331)	(270)	(3)	(273)

Recoveries
Domestic	44	1	45	45	—	45
Foreign	15	—	15	15	—	15

Total recoveries	59	1	60	60	—	60

Other	(8)	(1)	(9)	9	2	11

Balance at March 31,	$1,297	$229	$1,526	$1,276	$64	$1,340

Allowance coverage (b)	3.75%	0.85%	2.48%	2.77%	0.22%	1.80%

(a)	Provision for loan losses include amounts related to balloon finance contracts of $(57) million and $46 million for the three months ended March 31, 2009 and 2008, which represents primarily residual loss exposure.
(b)	Represents the related allowance for loan losses as a percentage of total on-balance sheet automotive finance receivables and loans excluding loans held-for-sale.

The following table summarizes the allocation of the allowance for loan losses by product type for our Global Automotive Finance operations.

	March 31, 2009			March 31, 2008
($ in millions)	Allowance for loan losses	Allowance as a % of the total asset class	Allowance as a % of the total allowance	Allowance for loan losses	Allowance as a % of the total asset class	Allowance as a % of the total allowance
Consumer
Domestic
Retail automotive loans	$703	2.03	46.04	$861	1.87	64.27
Retail balloon contracts	318	0.92	20.83	112	0.24	8.38
Foreign	276	0.80	18.07	303	0.66	22.59

Total consumer	$1,297	3.75	84.94	$1,276	2.77	95.24

Commercial
Domestic
Wholesale loans	$118	0.44	7.76	$26	0.09	1.94
Automotive leases	10	0.04	0.63	5	0.02	0.39
Automotive term loans	47	0.17	3.11	1	—	0.11
Foreign	54	0.20	3.56	31	0.11	2.32

Total commercial	$229	0.85	15.06	$64	0.22	4.76

Allowance for loan losses	$1,526	2.48	100.00	$1,340	1.80	100.00

The allowance for consumer loan losses increased at March 31, 2009, compared to March 31, 2008. The increase in the allowance was primarily attributable to losses incurred on retail balloon finance contracts held by our North American operations throughout most of 2008. The used vehicle market continued to decline, an increasing number of customers were returning vehicles at the end of the contract term, and the vehicles were sold at auction for significant losses. A positive offset is that the market recently improved for less expensive used vehicles during 2009 alleviating some of the pressure on residual values. In addition to the overall increase in the level of the allowance, the allowance for loan losses as a percentage of the total on-balance sheet consumer portfolio also increased in comparison with 2008 levels. The use of off-balance sheet securitizations and whole-loan sales activity within our North American Automotive Finance operations during 2008 and fewer new asset originations in 2009 has resulted in an on-balance sheet portfolio with a relatively higher overall credit risk profile than historic levels. The process of building a pool of assets to be included in a securitization or sale typically excludes accounts that are greater than 30-days delinquent. In addition, the process involves selecting from a pool of receivables that are currently outstanding and, thereby, represent relatively seasoned accounts. A seasoned portfolio that excludes delinquent accounts historically results in better credit performance than the on-balance sheet portfolio of retail finance receivables on which the allowance for loan losses is based.

The allowance for commercial loan losses increased at March 31, 2009, compared to March 31, 2008, primarily due to economic pressures placed on dealers as a result of declining sales volume, declining financial position, and a challenging credit environment.

Consumer Credit

Loan losses in our consumer automotive retail contract and lease portfolio are influenced by general business and economic conditions, including unemployment rates, bankruptcy filings, and used vehicle prices. We analyze loan losses according to frequency (i.e., the number of contracts that are ultimately charged off) and severity (i.e., the dollar magnitude of loss per charge-off occurrence). We manage credit risk through our contract purchase policy, credit approval process (including our proprietary credit scoring system), and servicing capabilities.

The following tables summarize pertinent loss experience in the consumer managed and on-balance sheet automotive retail contract portfolios. The managed portfolio includes retail receivables held on-balance sheet for investment and off-balance sheet receivables. The off-balance sheet portion of the managed portfolio includes receivables securitized and sold that we continue to service and in which we retain an interest or risk of loss; but it excludes securitized and sold finance receivables that we continue to service but in which we retain no interest or risk of loss. We believe that the disclosure of the credit experience of the managed portfolio presents a more complete presentation of our risk of loss in the underlying assets (typically in the form of a subordinated retained interest). Consistent with the presentation on our Condensed Consolidated Balance Sheets, retail contracts presented in the tables below represent the principal balance of the finance receivables discounted for any unearned interest income and rate support received from GM.

Three months ended March 31,	Average retail contracts		Charge-offs, net of recoveries (a)		Annualized net charge-off % rate
($ in millions)	2009	2008	2009	2008	2009	2008
Managed
North America	$37,076	$49,994	$270	$196	2.91	1.57
International	14,271	18,991	39	35	1.08	0.74

Total managed	$51,347	$68,985	$309	$231	2.41	1.34

On-balance sheet
North America	$25,178	$35,771	$191	$157	3.03	1.76
International	14,271	18,991	39	35	1.08	0.74

Total on-balance sheet	$39,449	$54,762	$230	$192	2.33	1.40

(a)	Net charge-offs exclude amounts related to the lump-sum payments on balloon finance contracts. The amount totaled $27 million, $42 million of the period ended March 31, 2009 and 2008, respectively.

Charge-offs in both the North American and International managed portfolios increased during the three months ended March 31, 2009, compared to the same period in 2008. In North America, both frequency and severity of losses increased compared to prior year levels, mainly due to overall weaker economic conditions and reductions in values of used vehicle prices in comparison with the same period in 2008. Increased charge-offs in the International portfolio primarily reflect weakness in Latin America.

The following table summarizes pertinent delinquency experience in the consumer automotive retail contract portfolio.

	% of retail contracts more than 30 days past due (a)
	Managed		On-balance sheet
March 31,	2009	2008	2009	2008
North America	2.86	2.05	2.90	2.23
International	2.77	2.15	2.77	2.15

Total	2.82	2.09	2.84	2.19

(a)	Past due contracts are calculated on the basis of the average number of contracts delinquent during a month and exclude accounts in bankruptcy.

Delinquencies in both the managed and on-balance sheet portfolio of both North America and the International operations increased as of March 31, 2009, compared to March 31, 2008. We attribute much of the increase to weaker economic conditions, particularly in North America, Spain, and Columbia, and a smaller asset base, particularly in North America and Europe. As a result of the increased delinquencies, we expanded resources dedicated to servicing and collection efforts.

In addition to the preceding loss and delinquency data, the following tables summarize bankruptcy information for the U.S. consumer automotive retail contract portfolio (which represented approximately 50% and 52% of our on-balance sheet consumer automotive retail contract portfolio as of March 31, 2009 and 2008) and repossession information for the Global Automotive Finance operations consumer automotive retail contract portfolio.

	Managed		On-balance sheet
Three months ended March 31,	2009	2008	2009	2008
United States
Average retail contracts in bankruptcy (in units) (a)	46,939	51,430	36,248	46,435
Bankruptcies as a percentage of average number of contracts outstanding	2.28%	1.94%	2.88%	2.58%

North America
Retail contract repossessions (in units)	22,552	21,280	15,806	16,412
Annualized repossessions as a percentage of average number of contracts outstanding	3.62%	2.73%	3.79%	3.03%
International
Retail contract repossessions (in units)	3,511	2,794	3,511	2,794
Annualized repossessions as a percentage of average number of contracts outstanding	0.86%	0.66%	0.86%	0.66%

(a)	Includes those accounts where the customer has filed for bankruptcy and is not yet discharged, the customer was discharged from bankruptcy but did not reaffirm their loan with GMAC, and other special situations where the customer is protected by applicable law with respect to GMAC’s normal collection policies and procedures.

The number of bankruptcies as a percentage of the average number of U.S. retail contracts outstanding increased due to more consumers experiencing hardships during the economic recession. The number of average retail contracts in bankruptcy has declined consistent with the declines in the size of the U.S. retail portfolio.

Consistent with the increase in delinquency trends, our North America and International operations experienced increased repossessions for the three months ended March 31, 2009, compared to the same period in 2008. The increase was primarily attributable to the impact of weak economic conditions on our consumer contracts.

Commercial Credit

The credit risk of our commercial portfolio is tied to overall economic conditions in the countries in which we operate and the particular circumstances of individual borrowers.

At March 31, 2009, the commercial receivables that had been securitized and accounted for as off-balance sheet transactions primarily represented wholesale lines of credit extended to automotive dealerships, which historically have experienced low charge-offs, and some dealer term loans. As a result, the following table presents only the on-balance sheet commercial portfolio credit experience.

	Total loans		Impaired loans (a)
($ in millions)	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008
Wholesale	$23,376	$24,129	$1,292	$1,312
Impaired wholesale loans as a percentage of total wholesale loans			5.53%	5.44%
Other commercial financing	3,698	3,986	342	248
Impaired other commercial loans as a percentage of total other commercial financing loans			9.25%	6.22%

Total on-balance sheet	$27,074	$28,115	$1,634	$1,560
Impaired loans as a percentage of total loans			6.04%	5.55%

(a)	Includes loans where it is probable that we will be unable to collect all amounts due according to the terms of the loan.

The percentage of loans impaired increased as of March 31, 2008, compared to December 31, 2008, due to economic pressures placed on dealers as a result of declining sales volume, declining financial positions, and a challenging credit environment. Additionally, our asset base is smaller compared to 2008. These receivables are generally secured by vehicles, real estate, other forms of collateral, and certain GM repurchase obligations, which help mitigate losses on these loans in the event of default.

Mortgage Operations

Results of Operations

The following table summarizes the operating results for our Mortgage operations for the periods shown. Our Mortgage operations include the ResCap LLC legal entity, the mortgage operations of GMAC Bank, and the Canadian mortgage operations of ResMor Trust. The amounts presented are before the elimination of balances and transactions with our other reportable segments.

	Three months ended March 31,
($ in millions)	2009	2008	Favorable/ (unfavorable) % change
Revenue
Total financing revenue and other interest income	$581	$1,135	(49)
Interest expense	522	1,105	53

Net financing revenue	59	30	97
Servicing fees	342	392	(13)
Servicing asset valuation and hedge activities, net	(360)	410	(188)

Net servicing (loss) income	(18)	802	(102)
Gain (loss) on mortgage loans, net	193	(748)	126
Gain on extinguishment of debt	900	480	88
Other income, net of losses	(113)	(585)	81

Total other revenue (expense)	980	(853)	n/m
Total net revenue (loss)	1,021	(21)	n/m
Provision for loan losses	650	300	(117)
Noninterest expense	614	584	(5)

Loss before income tax expense	(243)	(905)	73
Income tax benefit	118	46	157

Net loss	$(125)	$(859)	85

Total assets	$49,602	$73,869	(33)

n/m = not meaningful

Our Mortgage operations experienced a net loss of $125 million for the three months ended March 31, 2009, compared to a net loss of $859 million for the three months ended March 31, 2008. The 2009 results were adversely affected by conditions in the domestic housing markets and the foreign mortgage and capital markets. These adverse conditions resulted in lower net interest margins, servicing asset valuation losses, higher provisions for loan losses and assets sold with recourse, and reduced loan production. As market conditions persist, these unfavorable impacts on our results of operations may continue. Partially offsetting these losses were gains of $900 million recognized on the extinguishment of ResCap debt and lower operating costs resulting from our restructuring efforts in late 2007 and 2008.

Net financing revenue was $59 million for the three months ended March 31, 2009, compared to $30 million for the three months ended March 31, 2008. Total financing revenue and other interest income declined significantly due to decreases in asset levels resulting from lower loan production, asset sales, and continued portfolio run-off. The decrease in total financing revenue and other interest income was also attributable to a rise in nonperforming assets caused by higher delinquencies. Interest expense decreased primarily due to a lower funding base associated with lower asset levels, a lower average cost of funds due to declining interest rates, and the extinguishment of ResCap debt over the past twelve months.

Net servicing loss was $18 million for the three months ended March 31, 2009, compared to income of $802 million for the three months ended March 31, 2008. The decrease was due to negative mortgage servicing valuations reflected by reduced cash flows and increased prepayment assumptions as a result of lower market interest rates in the first quarter of 2009. In addition, the hedge performance was significantly less favorable for the three months ended March 31, 2009, compared to the same period in 2008, primarily due to the changes in the spreads between our servicing assets and the derivative instruments we use to manage the interest rate risk associated with those assets. Our ability to fully hedge interest rate risk was restricted in the latter half of 2008 and during the three months ended March 31, 2009, by the limited availability of willing counterparties to enter into forward arrangements.

Net gain on mortgage loans was $193 million for three months ended March 31, 2009, compared to a loss of $748 million for the three months ended March 31, 2008. The improvement in 2009 was primarily due to significant unfavorable valuation adjustments recorded in 2008 on our mortgage loans held-for-sale and commitments, primarily in the United Kingdom and continental Europe, as well as on our mortgage loans held-for-sale in our purchased distressed asset portfolio.

Gain on extinguishment of debt totaled $900 million for the three months ended March 31, 2009, compared to $480 million for the same period in 2008. The gains recognized during the first quarter of 2009 resulted from the extinguishment of $831 million of ResCap debt that was delivered as partial consideration of 100% of ResCap’s interest in IB Finance, the parent company of GMAC Bank, and GMAC’s forgiveness of $519 million of ResCap debt on March 31, 2009, with the intent of contributing capital into ResCap. The result of these two transactions produced gains of $506 million and $390 million, respectively. During the same period in 2008, ResCap recognized gains on extinguishment of debt of $480 million resulting from our contribution of $1.2 billion face amount of ResCap notes that had been purchased previously in open-market repurchase transactions.

Other income, net of losses, was a loss of $113 million for the three months ended March 31, 2009, compared to a loss of $585 million for the same period in 2008. The favorability was largely driven by decreased losses on investment securities. The investment loss was $12 million for the three months ended March 31, 2009, compared to a loss of $444 million for the same period of 2008. The favorable variance was primarily due to the significant decline in the fair value of residual interests during the first quarter of 2008 as a result of increased credit losses, rating agency downgrades, declines in the value of underlying collateral, market illiquidity, and changes in discount rate assumptions.

The provision for loan losses increased to $650 million in the three months ended March 31, 2009, compared to $300 million for the three months ended March 31, 2008. The provision increased primarily due to increases in provision on the GMAC Bank loan portfolio and the loan portfolios in the United Kingdom and continental Europe as a result of increased delinquencies and higher severity and frequency assumptions. In addition, the increase in provision expense in 2009 resulted from additional specific reserves recorded against a number of distressed loans within our real estate lending portfolio as a result of the continued decline in the homebuilding industry.

Noninterest expense increased 5% for the three months ended March 31, 2009, compared to the same period in 2008. The increase resulted primarily from an increase in our representation and warranty reserves for loans previously sold due to higher repurchase activity and severity assumptions on both conforming and nonconforming products. In addition, we experienced an increase in our captive reinsurance reserve resulting from anticipated mortgage insurance losses greater than the contractual amounts covered by the primary mortgage insurers. These adverse impacts were partially offset by decreases in compensation and benefits expense and other noninterest expenses due to the realization of restructuring efforts in late 2007 and 2008 and lower overall business activities.

The income tax benefit increased $72 million for the three months ended March 31, 2009, compared the same period in 2008. The increase in income tax benefit was primarily due to the losses realized in our domestic C corporation entities, GMAC Bank and CapRe of Vermont, for the three months ended March 31, 2009. Offsetting the increase in income tax benefit were full valuation allowances established on deferred tax assets in our foreign operations.

Mortgage Loan Production, Sales, and Servicing

Mortgage loan production was $13.4 billion for the three months ended March 31, 2009, compared to $20.9 billion for the same period in 2008. Mortgage operations domestic loan production decreased $5.5 billion, or 29%, for the three months ended March 31, 2009, compared to the same period in 2008. Mortgage operations international loan production decreased $2.0 billion, or 91%, for the three months ended March 31, 2009, compared to the same period in 2008. The decrease in our domestic loan production resulted from stricter mortgage underwriting guidelines in response to market conditions and our initiative taken in the third quarter of 2008 to only originate loans supported by government sponsored programs and other liquid exit channels. Furthermore, we announced the closure of our retail and wholesale channels in September 2008. Our international loan production decreased significantly as a result of our decision to cease loan origination activities in all international markets with the exception of certain mortgages in Canada.

The following summarizes mortgage loan production for the periods shown.

	Three months ended March 31,
($ in millions)	2009	2008
Consumer
Principal amount by product type
Prime conforming	$8,506	$15,437
Prime nonconforming	18	490
Prime second-lien	—	801
Government	4,672	1,977
Nonprime	—	3

Total U.S. production	$13,196	$18,708
International	202	2,191

Total	$13,398	$20,899

Principal amount by origination channel
Retail and direct channels	$1,530	$5,099
Correspondent and broker channels	11,666	13,609

Total U.S. production	$13,196	$18,708

Number of loans (in units)
Retail and direct channels	7,796	27,947
Correspondent and broker channels	53,368	62,314

Total U.S. production	61,164	90,261

The following table summarizes the primary domestic mortgage loan-servicing portfolio for which we hold the corresponding mortgage servicing rights.

	U.S. mortgage loan servicing portfolio
	March 31, 2009		December 31, 2008
($ in millions)	Number of loans	Dollar amount of loans	Number of loans	Dollar amount of loans
Prime conforming	1,430,317	$217,548	1,481,111	$225,141
Prime nonconforming	217,537	64,420	225,580	67,034
Prime second-lien	542,421	23,532	557,197	24,260
Government	155,097	23,421	138,802	20,323
Nonprime	268,291	30,336	258,026	28,275

Total U.S. primary servicing portfolio (a)	2,613,663	$359,257	2,660,716	$365,033

(a)	Excludes loans for which we acted as a subservicer. Subserviced loans totaled 140,300 with an unpaid principal balance of $31.4 billion at March 31, 2009, and 149,750 with an unpaid balance of $33.1 billion at December 31, 2008.

Our international servicing portfolio consisted of $26.6 billion and $28.8 billion of mortgage loans as of March 31, 2009, and December 31, 2008, respectively.

Allowance for Loan Losses

The following table summarizes the activity related to the allowance for loan losses.

	Three months ended March 31,
	2009				2008
($ in millions)	Consumer		Commercial	Total	Consumer		Commercial	Total
Balance at January 1,	$1,142		$599	$1,741	$832		$484	$1,316
Provision for loan losses	505		145	650	282		18	300
Charge-offs
Domestic	(170)		(156)	(326)	(147)		(99)	(246)
Foreign	(7)		(1)	(8)	(7)		—	(7)

Total charge-offs	(177)		(157)	(334)	(154)		(99)	(253)

Recoveries
Domestic	8		1	9	8		1	9
Foreign	—		—	—	—		—	—

Total recoveries	8		1	9	8		1	9

Reduction of allowance due to fair value option election (a)	—		—	—	(489)		—	(489)
Impacts of foreign currency translation	(16)		(1)	(17)	6		—	6

Balance at March 31,	$1,462		$587	$2,049	$485		$404	$889

Allowance as a percentage of total (b)	6.16	% (c)	14.47%	7.37%	1.59	% (d)	5.76%	2.37%

(a)	Represents the reduction of allowance as a result of fair value option election made under SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. Refer to Note 15 to the Condensed Consolidated Financial Statements for additional information.
(b)	Represents the related allowance for loan losses as a percentage of total on-balance sheet residential mortgage loans.
(c)	As of March 31, 2009, $8.3 billion of the unpaid principal balance includes loans held at fair value for $1.7 billion under SFAS 159 with no related allowance for loan losses. These loans have been excluded from the calculation.
(d)	As of March 31, 2008, $3.9 billion are loans held at fair value with no related allowance for loan loss. The loans held at fair value have been excluded from the calculation.

As a direct result of increased delinquencies and higher severity and frequency assumptions, we increased our consumer allowance coverage from 1.59% as of March 31, 2008, to 6.16% as of March 31, 2009. These allowance coverage percentages are based upon the allowance for loan losses related to mortgage loans held-for-investment excluding those loans held at fair value, as a percentage of the unpaid principal balance, net of premiums and discounts. We have reduced our mortgage loans held-for-investment portfolio primarily through reduced loan production as a result of the continued downward trend in the domestic mortgage origination market due to market conditions, tighter credit standards, asset sales, and continued portfolio run-off. The deterioration of the domestic and international housing markets has continued into the three-month period ending March 31, 2009. Our international operations have been primarily impacted in the United Kingdom and continental Europe with continued delinquency rate increases, while home prices continue to decline.

We increased our commercial allowance coverage from 5.76% as of March 31, 2008, to 14.47% as of March 31, 2009. The significant increase was primarily driven by specific provisions recognized against a number of distressed loans in our construction-lending portfolio due to continued deteriorating market conditions.

The following table summarizes the allowance for loan losses by type.

	March 31, 2009				March 31, 2008
($ in millions)	Allowance for loan losses	Allowance as a % of total asset class (a)		Allowance as a % of the total allowance	Allowance for loan losses	Allowance as a % of the total asset class (a)		Allowance as a % of the total allowance
Consumer
Domestic
Prime conforming	$39	0.16		1.90	$9	0.03		1.01
Prime nonconforming	414	1.75		20.20	86	0.28		9.67
Prime second-lien	238	1.00		11.62	88	0.29		9.90
Government	3	0.01		0.15	2	0.01		0.23
Nonprime	261	1.10		12.74	218	0.71		24.52
Foreign	507	2.14		24.74	82	0.27		9.23

Total consumer held-for-investment	$1,462	6.16	(b)	71.35	$485	1.59	(c)	54.56

Commercial lending receivables
Domestic
Warehouse	$10	0.25		0.49	$22	0.31		2.47
Construction	524	12.91		25.57	346	4.94		38.92
Commercial business	—	—		—	20	0.29		2.25
Other	—	—		—	1	0.01		0.11
Foreign	53	1.31		2.59	15	0.21		1.69

Total commercial lending receivables	$587	14.47		28.65	$404	5.76		45.44

Total allowance for loan losses	$2,049	7.37		100.00	$889	2.37		100.00

(a)	Represents the related allowance for loan losses as a percentage of total on-balance sheet residential mortgage loans or commercial lending receivables.
(b)	As of March 31, 2009, $8.3 billion of the unpaid principal balance includes loans held at fair value for $1.7 billion under SFAS 159 with no related allowance for loan loss. These loans have been excluded from the calculation.
(c)	As of March 31, 2008, $3.9 billion are loans held at fair value with no related allowance for loan loss. The loans held at fair value have been excluded from the calculation.

Increased foreclosures, home price depreciation, and other market factors have driven increases in frequency and severity of loss. Our net charge-offs of mortgage loans held-for-investment totaled $169 million for the three months ended March 31, 2009, compared to $146 million for the same period in 2008. Annualized net charge-offs represent 2.1% of the total mortgage loans held-for-investment unpaid principal balance at March 31, 2009, compared to 1.4% as of March 31, 2008. Our net charge-offs of lending receivables totaled $156 million for the three months ended March 31, 2009, compared to $98 million for the same period in 2008. Annualized net charge-offs of commercial lending receivables represented 15.4% and 5.6% as of March 31, 2009 and 2008, respectively.

The following table summarizes the net charge-off information.

	Three months ended March 31,
($ in millions)	2009	2008
Consumer
Prime conforming	$(4)	$(4)
Prime nonconforming	(31)	(14)
Prime second-lien	(84)	(16)
Government	(3)	—
Nonprime	(47)	(112)
Commercial
Warehouse	(9)	(15)
Construction	(147)	(83)

Total net charge-offs	$(325)	$(244)

Nonperforming Assets

The following table summarizes the nonperforming assets in our on-balance sheet held-for-sale and held-for-investment residential mortgage loan portfolios for each of the periods presented. Nonperforming assets are nonaccrual loans, foreclosed assets, and restructured loans. Mortgage loans and lending receivables are generally placed on nonaccrual status when they are 60 days and 90 days past due, respectively, or when the timely collection of the principal of the loan, in whole or in part, is doubtful. Management’s classification of a loan as nonaccrual does not necessarily suggest that the principal of the loan is uncollectible in whole or in part. In certain cases, borrowers make payments to bring their loans contractually current; in all cases, mortgage loans are collateralized by residential real estate. As a result, our experience has been that any amount of ultimate loss for mortgage loans other than second-lien loans is substantially less than the unpaid balance of the nonperforming loans.

($ in millions)	March 31, 2009	December 31, 2008	March 31, 2008
Nonaccrual loans
Mortgage loans
Prime conforming	$181	$152	$42
Prime nonconforming	2,247	1,842	1,240
Prime second-lien	520	452	163
Government	79	66	25
Nonprime (a)	3,335	3,239	4,126
Lending receivables
Construction (b)	1,038	1,273	618
Warehouse	66	75	37
Commercial real estate	—	—	9
Commercial business	56	—	—

Total nonaccrual assets	7,522	7,099	6,260
Restructured loans	621	107	43
Foreclosed assets	573	703	1,103

Total nonperforming assets	$8,716	$7,909	$7,406

Total nonperforming assets as a percentage of total Mortgage operations assets	17.6%	16.6%	10.0%

(a)	Includes loans that were purchased distressed and already in nonaccrual status of $334 million as of March 31, 2009; $296 million as of December 31, 2008; and $171 million as of March 31, 2008, respectively. In addition, includes nonaccrual restructured loans that are not included in restructured loans of $546 million as of March 31, 2009; $218 million as of December 31, 2008, and $24 million as of March 31, 2008.
(b)	Includes nonaccrual restructured loans that are not included in restructured loans of $33 million as of March 31, 2009; $26 million as of December 31, 2008; and $102 million as of March 31, 2008.

Delinquency and nonaccrual levels related to mortgage loans held-for-investment increased throughout the three months ended March 31, 2009. Mortgage loans held-for-investment past due 60 days or more increased to 20.4% of the total unpaid principal balance as of March 31, 2009, compared to 18.4% at December 31, 2008, and 14.2% at March 31, 2008. Nonaccrual loans increased to 26.6% of the mortgage loans held-for-investment portfolio as of March 31, 2009, compared to 23.2% and 16.5% as of December 31, 2008, and March 31, 2008, respectively. The increase primarily reflects delinquencies that continue to increase across the first mortgage and home equity portfolios within the GMAC Bank loan portfolio.

Nonaccrual commercial lending receivables were 33.4% of the commercial lending receivables portfolio as of March 31, 2009, compared to 42.4% and 10.0% as of December 31, 2008, and March 31, 2008, respectively. The elevated level of nonaccrual loans was primarily related to distressed first lien construction loans in our commercial real estate portfolio as a result of the continued decline in the homebuilding industry.

The following table summarizes the delinquency information for our mortgage loans held-for-investment portfolio.

	March 31, 2009		December 31, 2008		March 31, 2008
($ in millions)	Amount	% of total	Amount	% of total	Amount	% of total
Current	$24,646	76	$25,728	78	$34,080	82
Past due
30 to 59 days	1,221	4	1,375	4	1,587	4
60 to 89 days	802	2	838	3	798	2
90 days or more	2,543	8	2,363	7	2,097	5
Foreclosures pending	2,557	8	2,116	6	2,278	5
Bankruptcies	737	2	783	2	742	2

Total unpaid principal balance	32,506	100	33,203	100	41,582	100
Net (discounts) premiums	(478)		(486)		(687)
SFAS 159 fair value adjustment	(6,629)		(6,829)		(6,409)
Allowance for loan losses	(1,462)		(1,142)		(485)

Total	$23,937		$24,746		$34,001

As of March 31, 2009, we continue to hold mortgage loans that have features that expose us to credit risk and thereby could result in a concentration of credit risk. We currently originate only prime conforming and government mortgages in the United States and high-quality insured mortgages in Canada, which reduces our overall exposure to products that increase our credit risk. These loan products include high loan-to-value mortgage loans, payment option adjustable rate mortgage loans, interest-only mortgage loans, and teaser rate mortgages. Total loan production and combined exposure related to these products recorded in finance receivables and loans and loans held-for-sale are summarized as follows:

	Loan production for the three months ended March 31,
($ in millions)	2009	2008
Interest-only mortgage loans	$11	$1,784
Payment option adjustable rate mortgage loans	—	—
High loan-to-value (greater than 100%) mortgage loans	8	385
Below market initial rate mortgages	—	—

Total	$19	$2,169

	Unpaid principal balance
($ in millions)	March 31, 2009	December 31, 2008
Interest-only mortgage loans	$10,122	$10,459
Payment option adjustable rate mortgage loans	300	307
High loan-to-value (greater than 100%) mortgage loans	3,120	3,833
Below market initial rate mortgages	938	801

Total	$14,480	$15,400

Insurance Operations

Results of Operations

The following table summarizes the operating results of our Insurance operations for the periods shown. The amounts presented are before the elimination of balances and transactions with our other operating segments.

	Three months ended March 31,
($ in millions)	2009	2008	Favorable/ (unfavorable) % change
Revenue
Insurance premiums and service revenue earned	$852	$1,097	(22)
Investment (loss) income	20	96	(79)
Other income	43	54	(20)

Total insurance premiums and other income	915	1,247	(27)
Expense
Insurance losses and loss adjustment expenses	488	627	22
Acquisition and underwriting expense	368	454	19

Total expense	856	1,081	21
Income before income tax expense	59	166	(64)
Income tax expense	9	34	74

Net income	$50	$132	(62)

Total assets	$12,156	$13,730	(11)

Insurance premiums and service revenue written	$722	$1,133	(36)

Combined ratio (a)	95.9%	93.8%

(a)	Management uses combined ratio as a primary measure of underwriting profitability with its components measured using accounting principles generally accepted in the United States of America. Underwriting profitability is indicated by a combined ratio under 100% and is calculated as the sum of all incurred losses and expenses (excluding interest and income tax expense) divided by the total of premiums and service revenues earned and other income.

Net income from Insurance operations totaled $50 million for the three months ended March 31, 2009, compared to $132 million for the three months ended March 31, 2008. Net income for the three months ended March 31, 2009, decreased compared to the same period in 2008 primarily due to higher realized investment losses, which were driven by other-than-temporary impairments recognized on certain investment securities and unfavorable investment market volatility. In addition, we experienced unfavorable underwriting results, primarily the result of decreases in premiums earned.

Insurance premiums and service revenue earned totaled $852 million for the three months ended March 31, 2009, compared to $1.1 billion for the same period in 2008. Insurance premiums and service revenue earned was adversely affected by a decrease in U.S. personal auto policies in force and lower volume in dealership-related products due to sharp declines in vehicle sales, challenging domestic pricing conditions, the sale of our U.S. reinsurance managing general agency in November 2008, and the U.S. dollar strengthening against foreign currencies in our international operations. The business that our U.S. reinsurance agency underwrote was ceded to the purchasing entity.

The combination of investment and other income decreased 58% for the three months ended March 31, 2009, compared to the same period in 2008. The decrease in investment income was primarily related to other-than-temporary impairments of $45 million recognized on certain investment securities due to continued unfavorable market conditions. Additionally, decreases were experienced as a result of a reduction in the size of the investment portfolio, primarily due to the sale of our U.S. reinsurance business and lower asset yields on reinvestment. The value of the investment portfolio was $5.0 billion and $7.2 billion at March 31, 2009 and 2008, respectively.

Insurance losses and loss adjustment expenses totaled $488 million for the three months ended March 31, 2009, compared to $627 million for the three months ended March 31, 2008. The decrease was primarily driven by the sale of our U.S. reinsurance agency, lower loss experience in our U.S. vehicle service contract and personal insurance businesses as a result of lower volumes, and the U.S. dollar strengthening against foreign currencies within our international operations.

Acquisition and underwriting expense decreased 19% for the three months ended March 31, 2009, compared to the same period in 2008. The decrease was primarily due to the sale of our U.S. reinsurance business and lower volumes of U.S. business.

Corporate and Other Operations

Corporate and Other operations experienced a net loss of $825 million for the three months ended March 31, 2009, compared to a net loss of $120 million for the three months ended March 31, 2008. The decrease for the period was primarily due to the intercompany elimination of gains realized from the extinguishment of ResCap debt, an increase in interest expense due to the amortization of the discount associated with the December 2008 bond exchange, unfavorable net derivative activity, increased bank facility fees, and higher IT project costs. The three months ended March 31, 2009, included intercompany eliminations of $896 million related to the extinguishment of ResCap debt. These gains recognized by ResCap during the three months ended March 31, 2009, were ultimately eliminated in the Corporate segment. The elimination occurred during the current period as the debt was contributed to ResCap and recognized as a gain by ResCap during the three months ended March 31, 2009. GMAC repurchased the debt in the open market at a discount or through our private debt exchange and cash tender offers in prior periods. The decrease was partially offset by a $634 million gain related to privately negotiated transactions that extinguished certain GMAC debt, increased corporate overhead allocations, and increased equity investment income. We experienced equity investment net income of $4 million for the three months ended March 31, 2009, compared to net loss of $38 million for the same period in 2008.

Corporate and Other operations also include the results of our Commercial Finance Group. Our Commercial Finance Group experienced a net loss of $98 million for the three months ended March 31, 2009, compared to net income of $9 million for the three months ended March 31, 2008. Net income at our Commercial Finance Group decreased primarily as a result of an $87 million fair value impairment on the assets of its resort finance business. Additionally, our Commercial Finance Group was adversely impacted by lower fee income due to lower factored sales volume, lower asset levels, and fewer originations.

Liquidity Management, Funding, and Regulatory Capital

Overview

Liquidity management involves forecasting funding requirements driven by asset growth or liability maturities. The goal of liquidity management is to ensure we maintain adequate funds to meet changes in loan and lease demand, debt maturities, and unexpected deposit withdrawals. Our primary funding objective is to ensure we maintain stable and diverse access to liquidity throughout all market cycles, including periods of financial distress. Sources of liquidity include both retail and brokered deposits, and both secured and unsecured market-based funding.

Liquidity risk arises from the failure to recognize or address changes in market conditions impacting both asset and liability flows. Liquidity risk management is critical to the viability of financial institutions. Since the summer of 2007, markets have remained challenging and the inability to appropriately manage liquidity needs and contingent funding exposures led to the insolvency and consolidation of several financial institutions.

ALCO, the Asset-Liability Committee, is responsible for monitoring liquidity on an ongoing basis and delegates the planning and execution of liquidity management strategies to Corporate Treasury. Liquidity risk is managed at both the business segment level and at a consolidated level. Each principal operating segment prepares periodic forecasts depicting anticipated funding needs and sources of funds with oversight and monitoring by Corporate Treasury. Corporate Treasury manages liquidity under baseline projected economic scenarios as well as more severe economic stressed environments.

Funding Strategy

Our liquidity and ongoing profitability are largely dependent upon our timely access to capital and the costs associated with raising funds in different segments of the capital markets.

Historically, our funding strategy has focused on the development of diversified funding sources across a global investor base. These historic funding sources have included the following:

•	Public unsecured debt capital markets

•	Asset backed securitizations, both public and private

•	Whole-loan sales

•	Domestic and international committed and uncommitted bank lines

•	Brokered certificates of deposits and retail deposits

Throughout 2008 and thus far in 2009, the global credit markets have experienced extraordinary levels of volatility and stress. As a result, access by market participants to the debt and consumer loan securitization markets has been significantly constrained and credit spreads have widened sharply increasing borrowing costs. In addition, although several of our committed facilities were renewed in 2008, some facilities were not renewed placing additional pressure on our liquidity position. In today’s market environment, we are managing our liquidity using the following practices:

•

Existing secured funding facilities — Lack of access to the public markets in the current credit environment has resulted in an increased level of utilization across our secured facilities. We took aggressive actions throughout 2008 to restructure existing programs including establishing a new globally syndicated $11.4 billion senior secured revolving credit facility with a three-year maturity. In addition, we maintain access to our committed automotive whole-loan forward flow agreements beyond 2009.

•

GMAC Bank deposits — GMAC Bank has access to funding through Federal Home Loan Bank (FHLB) advances, brokered certificates of deposit and retail deposits. GMAC Bank continues to grow and is becoming a more prominent part of our funding strategy. The deposit base has grown from $19.3 billion at December 31, 2008, to $22.5 billion at March 31, 2009. On December 24, 2008, the Board of Governors of the Federal Reserve System approved our application to convert to a bank holding company under the BHC Act. This allowed us to convert GMAC Bank to a Utah state-chartered commercial nonmember bank giving us greater flexibility to develop more stable sources of funding. We have already begun to embark on initiatives to grow our consumer deposit-taking capabilities, including the launch of a redesigned online portal.

•

Participation in Governmental Funding Programs — In response to the stress in the financial markets, numerous government programs have been established aimed at improving the liquidity position of U.S. financial services firms.

•

Federal Reserve’s Discount Window and Term Auction Facility (TAF) — On September 11, 2008, the automotive division of GMAC Bank was granted access to the Federal Reserve’s Discount Window and Term Auction Facility (TAF). The Discount Window is the primary credit facility under which the Federal Reserve extends collateralized loans to depository institutions at terms from overnight up to ninety days. The TAF program auctions a pre-announced quantity of collateralized credit starting with a minimum bid for term funds of 28- or 84-day maturity. The automotive division of GMAC Bank has pledged $4.6 billion of automotive loans and leasing financings to participate in the Discount Window and TAF program at varying collateral requirements. At March 31, 2009, GMAC Bank had no outstanding borrowings under these programs with unused capacity of $3.7 billion.

•

Federal Reserve’s Commercial Paper Funding Facility (CPFF) — In October 2008, the Federal Reserve Board established the Commercial Paper Funding Facility (CPFF) to provide a liquidity backstop to U.S. issuers of commercial paper. As of March 31, 2009, there was approximately $6.1 billion of asset-backed commercial paper outstanding under this program. For further discussion, refer to Syndicated Facilities under the Secured Funding Facilities section of this Liquidity Management, Funding, and Regulatory Capital MD&A.

•

Troubled Asset Relief Program (TARP) — On December 29, 2008, we sold $5.0 billion of GMAC preferred membership interests and warrants, which were immediately exercised, to the U.S. Department of the Treasury as a participant in the Automotive Financing Program created under the TARP.

•

Temporary Liquidity Guarantee Program (TLGP) — We are currently working to secure additional liquidity through the Federal Deposit Insurance Corporation’s (FDIC) three-year Temporary Liquidity Guarantee Program (TLGP). If approved, this would allow us to issue low-cost unsecured corporate debt that is guaranteed by the FDIC.

•

Term Asset-Backed Securities Loan Facility (TALF) — Earlier this year, the Federal Reserve Board commenced a program designed to support the issuance of asset-backed securities collateralized by various types of assets including automotive consumer and commercial loans. Several issuers of asset-backed securities issued debt under this program in the first quarter 2009. We are currently evaluating our ability to use this program and to what extent.

The actions above and participation in the above programs have allowed us to maintain sufficient liquidity to meet all maturing unsecured debt obligations as they come due without accessing the unsecured markets. However, we have significant unsecured debt obligations coming due in the next few years. Our inability to renew the remaining loans and facilities as they mature could have a further negative impact on our liquidity position.

Our wholly owned subsidiary, ResCap, also actively manages its liquidity and capital positions and is continually working on initiatives to address its debt covenant compliance and liquidity needs, including debt maturing in the next twelve months. Throughout 2008, we took actions intended to improve liquidity and support the capital structure of ResCap. We have previously disclosed that if ResCap were to need additional support, we would provide that support to the extent it is in the best interests of our stakeholders. However, there can be no assurances that GMAC or its affiliates will continue such actions in the future.

Cash Flows

Net cash used in operating activities was $1.7 billion for the three months ended March 31, 2009, compared to net cash provided by operating activities of $1.1 billion for the same period in 2008. Net cash used by operating activities primarily included cash used for the origination and purchase of certain mortgage and automotive loans held-for-sale and the cash proceeds from the sales of and principal repayments of such loans. Our ability to originate and sell mortgage loans at historical volumes has been hindered by the continued depressed U.S. housing market and certain foreign mortgage and capital markets. During the three months ended March 31, 2009, outflows from originations and purchases of new loans exceeded cash inflows from collections and sales of mortgage and automotive loans held-for-sale due largely to an increase in refinancing activity in response to actions taken by the Federal Reserve to cut interest rates during the three months ended December 31, 2008.

Net cash provided by investing activities was $6.4 billion for the three months ended March 31, 2009, compared to cash used of $2.8 billion for the same period in 2008. Considering the impact of sales activity, net cash flows associated with finance receivables and loans increased $5.6 billion during the three months ended March 31, 2009, compared to the same period a year ago. Cash flows related to operating lease activities also increased $4.1 billion, compared to the same period in 2008. Repayments of existing operating leases exceeded purchases of new leases because of the continued credit market dislocation and increased lease pricing initiated in late 2008. These increases were partially offset by a decrease in cash proceeds from the sales and maturities of available-for-sale investment securities, net of purchases, of $1.8 billion during the three months ended March 31, 2009, compared to the same period in 2008.

Net cash used in financing activities for the three months ended March 31, 2009, totaled $7.1 billion, compared to $1.0 billion for the same period in 2008. The increase was primarily due to an increase in the repayment of long-term debt of approximately $3.5 billion, compared to the same period in 2008. Included in the repayment of long-term debt during the three months ended March 31, 2009, was approximately $0.5 billion of cash outflows to repurchase certain outstanding debt in a private repurchase transaction. Proceeds from the issuance of long-term debt decreased $6.4 billion during the three months ended March 31, 2009, compared to the same period in 2008, reflecting lower required funding levels associated with declining asset balances. These decreases in cash were partially offset by a $1.2 billion increase in cash associated with the issuance of new interests to members.

Funding Sources

The following table summarizes debt and other sources of funding by source and the amount outstanding under each category for the periods shown.

	Outstanding
($ in millions)	March 31, 2009	December 31, 2008
Commercial paper	$63	$146
Institutional term debt	28,332	29,994
Retail debt programs	16,577	18,121
Secured financings (a)	64,186	73,108
Bank loans and other	3,517	4,227

Total debt (b)	$112,675	$125,596

Bank deposits (c)	$21,235	$18,311

Off-balance sheet securitizations
Retail finance receivables	$10,501	$11,887
Wholesale loans	6,888	10,573
Mortgage loans	119,608	125,926

Total off-balance sheet securitizations	$136,997	$148,386

(a)	Includes securitization transactions that are accounted for on-balance sheet as secured financings totaling $47,191 million and $54,876 million at March 31, 2009, and December 31, 2008, respectively.
(b)	Excludes fair value adjustment as described in Note 15 to our Condensed Consolidated Financial Statements.
(c)	Includes consumer and commercial bank deposits and dealer wholesale deposits.

Short-term Debt

We obtain short-term funding from the sale of floating-rate demand notes under our Demand Notes program. These notes can be redeemed at any time at the option of the holder without restriction. Our domestic and international unsecured and secured commercial paper programs also provide short-term funding, as do short-term bank loans. Renewing our short-term debt maturities, particularly unsecured debt, including Demand Notes, continues to be challenging due to the heightened credit market turmoil and our credit-rating profile. Demand Notes outstanding remained at the December 31, 2008, level of $1.3 billion at March 31, 2009. As of March 31, 2009, we had $8.0 billion in short-term debt outstanding, a decline of $2.4 billion from December 31, 2008. Refer to Note 9 to our Condensed Consolidated Financial Statements for additional information about our outstanding short-term debt.

Long-term Debt

Historically, the unsecured debt markets were a key source of long-term financing for us. However, given our current ratings profile and market environment, we have been unable to access the unsecured debt markets. During the three months ended March 31, 2009, we did not issue unsecured long-term debt in the capital markets.

The following table presents the scheduled maturity of unsecured long-term debt at March 31, 2009, assuming that no early redemptions occur.

Year ended December 31, ($ in millions)	Global Automotive Finance operations (a)	Mortgage operations (b)	Total
2009	$9,501	$523	$10,024
2010	5,626	1,255	6,881
2011	9,649	208	9,857
2012	4,695	337	5,032
2013	1,364	536	1,900
2014 and thereafter	15,517	214	15,731
Original issued discount (c)	(5,210)	—	(5,210)

Total unsecured long-term debt	$41,142	$3,073	$44,215

(a)	Consists of debt we or our subsidiaries incur to finance our Global Automotive Finance operations.
(b)	Excludes Mortgage operations unsecured long-term debt held by GMAC.
(c)	Scheduled amortization of original issue discount is as follows: $963 million in 2009; $1,241 million in 2010; $1,012 million in 2011; $334 million in 2012; $248 million in 2013; and $1,412 million in 2014 and thereafter.

Secured Financings and Off-balance Sheet Securitizations

For the first three months of 2009, the majority of the volume of our North American Automotive Finance operations was funded through secured funding arrangements or automotive whole-loan sales. During the three months ended March 31, 2009, our North American Automotive Finance operations executed approximately $1.0 billion in automotive whole-loan sales and had no off-balance sheet securitizations. In addition, our North American Automotive Finance operations executed approximately $882 million in secured funding during the quarter. Our International Automotive Finance operations funded approximately 46% of its operations through securitizations and other forms of secured funding.

Mortgage operations utilize committed and uncommitted secured facilities to fund inventories of mortgage loans held-for-investment, mortgage loans held-for-sale, lending receivables, mortgage servicing cash flows, and securities. These facilities provide funding for residential mortgage loans prior to their subsequent sale or securitization. Although unused capacity exists under the secured committed facilities, use of such capacity is conditioned upon certain collateral eligibility requirements, and, as a result, access to capacity under these facilities may be limited. The unused capacity on the committed secured facilities can be utilized only upon the pledge of eligible assets that Mortgage operations may not currently have available or the capacity can provide funding for future asset acquisitions. Mortgage operations also utilize off-balance sheet financings. Mortgage operations off-balance sheet financings outstanding were $120 billion as of March 31, 2009, and $126 billion as of December 31, 2008. A significant portion of off-balance sheet financing relates to securitizations issued in off-balance sheet trusts.

As a part of Mortgage operations historical capital markets activity, predominantly in international operations, several of our securitizations have certain servicer obligations contingent on actions by bondholders. These servicer obligations exist in Dutch, German, and Australian securitization structures. Certain of these obligations provide the investors of the trust with the ability to put back these securities to the trust at a specified date in the future at par less losses previously allocated to the bond classes. ResCap, as servicer of the trust, is obligated to advance the funds required to redeem bondholders. ResCap has the option to purchase loans from the trust at their par value, the proceeds of which then can be used to offset the trust’s obligation to repay the servicer. The specific dates that these options can be exercised range from seven to twelve years from the securitization date. The earliest exercise date for these options is the third quarter of 2009.

The total estimated amount of Dutch and German bonds subject to these servicer obligations is approximately $7.9 billion beginning in 2009 through 2019. The estimated obligation considers contractual amortization, prepayments, and defaults among other management assumptions. The portion that is exercisable prior to December 31, 2009 and 2010, is 1.1% of the total and 4.7% of the total, respectively. Approximately 72.6% of the total estimated bonds are eligible for this servicer obligation beginning in 2013 and after.

The total estimated amount of Australian bonds subject to these servicer obligations is approximately $114.3 million all of which are exercisable in 2011.

ResCap currently holds the residual interest (first loss bond) on all of these securitizations. To the extent that the potential bonds are put back to the SPE and the loans are repurchased, ResCap has recognized the estimated future credit losses on the underlying mortgage loans in the fair market value of the retained residuals it currently holds on its balance sheet. To the extent that losses are expected to arise from factors such as liquidity or market risk of the loans that may be purchased pursuant to its servicer obligation (i.e., losses beyond the credit losses already reflected in the residual), we estimate and record this incremental loss when the likelihood of bondholder exercise is foreseeable and the incremental loss can be reasonably estimated. During the three months ended March 31, 2009, our Mortgage operations recorded a $8.3 million incremental loss related to these servicer obligations.

As of March 31, 2009, the liabilities related to these servicer obligations, after considering the valuation of residual interests, were immaterial.

Bank Deposits

We accept commercial and consumer deposits through GMAC Bank in the United States. As of March 31, 2009, GMAC Bank had approximately $22.5 billion of deposits, compared to $19.3 billion as of December 31, 2008. Deposits are an efficient and cost-effective source of funding for us, and, as a result, we have been offering competitive rates in an effort to increase our deposit levels. We also have banking operations in Argentina, Brazil, Colombia, France, Germany, and Poland that fund automotive assets.

Funding Facilities

The following tables highlight credit capacity under our secured and unsecured funding facilities as of March 31, 2009, and December 31, 2008. We utilize both committed and uncommitted credit facilities.

	Total capacity		Current capacity (a)		Potential capacity (b)		Outstanding
($ in billions)	Mar 31, 2009	Dec 31, 2008	Mar 31, 2009	Dec 31, 2008	Mar 31, 2009	Dec 31, 2008	Mar 31, 2009	Dec 31, 2008
Committed unsecured
Global Automotive Finance operations	$1.6	$1.7	$0.2	$0.2	$—	$—	$1.4	$1.5
Committed secured
Global Automotive Finance operations (c)	47.5	56.2	3.0	0.7	12.4	15.6	32.1	39.9
Mortgage operations	3.4	5.4	—	—	0.5	2.3	2.9	3.1
Other	3.1	2.9	—	—	1.4	1.0	1.7	1.9

Total committed facilities	55.6	66.2	3.2	0.9	14.3	18.9	38.1	46.4

Uncommitted unsecured
Global Automotive Finance operations	1.6	2.1	0.2	0.2	—	—	1.4	1.9
Mortgage operations	—	0.1	—	0.1	—	—	—	—
Other	—	—	—	—	—	—	—	—
Uncommitted secured
Global Automotive Finance operations	4.0	4.4	3.7	4.1	—	—	0.3	0.3
Mortgage operations	9.7	9.5	0.5	0.2	—	—	9.2	9.3
Other	—	0.1	—	—	—	—	—	0.1

Total uncommitted facilities	15.3	16.2	4.4	4.6	—	—	10.9	11.6

Total	$70.9	$82.4	$7.6	$5.5	$14.3	$18.9	$49.0	$58.0

Whole-loan forward flow agreements (d)	$15.9	$17.8	$—	$—	$15.9	$17.8	$—	$—

Total commitments	$86.8	$100.2	$7.6	$5.5	$30.2	$36.7	$49.0	$58.0

(a)	Funding is generally available upon request as excess collateral resides in certain facilities.
(b)	Funding is generally available to the extent incremental collateral is contributed to the facilities.
(c)	Potential capacity includes undrawn credit commitments that serve as backup liquidity to support our asset-backed commercial paper program (NCAT). There was $6.4 billion and $9.0 billion of potential capacity that was supporting $6.1 billion and $8.0 billion of outstanding NCAT commercial paper as of March 31, 2009, and December 31, 2008, respectively. The NCAT commercial paper outstanding is not included in our Condensed Consolidated Balance Sheets. For further discussion of the NCAT facility refer to Syndicated Facilities under the Secured Funding Facilities section of this Liquidity Management, Funding, and Regulatory Capital MD&A.
(d)	Represents commitments of financial institutions to purchase U.S. automotive retail assets.

Unsecured Funding Facilities

The following table summarizes our unsecured committed capacity as of March 31, 2009, and December 31, 2008.

Unsecured committed facilities
	March 31, 2009			December 31, 2008
($ in billions)	Outstanding	Unused capacity	Total capacity	Outstanding	Unused capacity	Total capacity
Global Automotive Finance operations
North American operations
Revolving credit facility — multiyear	$0.5	$—	$0.5	$0.5	$—	$0.5
Bank lines	0.4	—	0.4	0.4	—	0.4
International operations
Bank lines	0.5	0.2	0.7	0.6	0.2	0.8

Total Global Automotive Finance operations	$1.4	$0.2	$1.6	$1.5	$0.2	$1.7

Revolving credit facilities —As of March 31, 2009, we maintained $486 million of commitments in our U.S. unsecured revolving credit facility maturing June 2012. This facility is fully drawn.

Bank lines — As of March 31, 2009, we maintained $431 million in committed unsecured bank facilities in Canada and $664 million in International operations, primarily in Europe. Half of the Canadian commitments expire in June 2009 while the remaining commitments mature in June 2012. Most of the bank lines funding International operations have maturity dates in 2009.

The following table summarizes our unsecured uncommitted capacity as of March 31, 2009, and December 31, 2008. The financial institutions providing the uncommitted facilities are not legally obligated to advance funds under them.

Unsecured uncommitted facilities
	March 31, 2009			December 31, 2008
($ in billions)	Outstanding	Unused capacity	Total capacity	Outstanding	Unused capacity	Total capacity
Global Automotive Finance operations International operations
Lines of credit — Europe	$0.8	$—	$0.8	$1.0	$0.1	$1.1
Lines of credit — Latin America	0.5	0.2	0.7	0.8	0.1	0.9
Lines of credit — Asia-Pacific	0.1	—	0.1	0.1	—	0.1

Total Global Automotive Finance operations	1.4	0.2	1.6	1.9	0.2	2.1

Mortgage operations
GMAC Bank — Fed Funds	—	—	—	—	0.1	0.1

Total	$1.4	$0.2	$1.6	$1.9	$0.3	$2.2

Global Automotive Finance lines of credit — Our International operations utilize credit lines from local banks and local branches of multinational financial institutions. The lines generally have a documented credit limit to establish total capacity, but lenders are not obligated to fulfill loan requests if there is unutilized capacity. Also, lenders are not obligated to renew outstanding loans when they mature. The outstanding loans under these credit lines tend to be short-term in nature; therefore, they are renewed throughout the year. These credit lines are typically supported by a parent guarantee from GMAC LLC. As of March 31, 2009, our nonconsolidated Chinese affiliate (GMAC-SAIC Automotive Finance Company Limited) had $1.4 billion of bank line capacity and $0.9 billion outstanding, which is not included in the table above.

Secured Funding Facilities

The following table shows the current capacity and potential capacity under our secured committed facilities as of March 31, 2009, and December 31, 2008. Current capacity represents funding capacity that is available upon request as excess collateral resides in certain facilities. The potential capacity on the committed secured facilities can be utilized only upon the pledge of available eligible assets.

Secured committed facilities
	March 31, 2009				December 31, 2008
($ in billions)	Outstanding	Current capacity (a)	Potential capacity (b)	Total capacity	Outstanding	Current capacity (a)	Potential capacity (b)	Total capacity
Global Automotive Finance operations
North American operations
Syndicated facilities (c)	$9.0	$2.5	$10.3	$21.8	$13.9	$0.6	$12.8	$27.3
Bilateral/multilateral bank facilities	13.8	0.5	1.0	15.3	15.6	0.1	1.5	17.2
International operations Bilateral/multilateral bank facilities	9.3	—	1.1	10.4	10.4	—	1.3	11.7

Total Global Automotive Finance operations	32.1	3.0	12.4	47.5	39.9	0.7	15.6	56.2

Mortgage operations
Repurchase agreements	0.3	—	0.2	0.5	0.4	—	1.3	1.7
Facilities for:
Construction-lending receivables	0.4	—	—	0.4	0.5	—	—	0.5
Mortgage servicing rights	0.8	—	0.2	1.0	0.5	—	0.9	1.4
Servicer advances	0.7	—	—	0.7	0.7	—	—	0.7
International mortgage loans	0.4	—	0.1	0.5	0.8	—	—	0.8
Other	0.3	—	—	0.3	0.2	—	0.1	0.3

Total Mortgage operations	2.9	—	0.5	3.4	3.1	—	2.3	5.4

Other
Commercial Finance operations	1.7	—	1.3	3.0	1.9	—	0.9	2.8
Insurance operations	—	—	0.1	0.1	—	—	0.1	0.1

Total Other	1.7	—	1.4	3.1	1.9	—	1.0	2.9

Total	$36.7	$3.0	$14.3	$54.0	$44.9	$0.7	$18.9	$64.5

Whole-loan flow agreements	$—	$—	$15.9	$15.9	$—	$—	$17.8	$17.8

Total commitments	$36.7	$3.0	$30.2	$69.9	$44.9	$0.7	$36.7	$82.3

(a)	Funding is generally available upon request as excess collateral resides in certain facilities.
(b)	Funding is generally available to the extent incremental collateral is available and contributed to the facilities.
(c)	Potential capacity includes undrawn credit commitments that serve as backup liquidity to support our asset-backed commercial paper program (NCAT). There was $6.4 billion and $9.0 billion of potential capacity that was supporting $6.1 billion and $8.0 billion of outstanding NCAT commercial paper as of March 31, 2009, and December 31, 2008, respectively. The NCAT commercial paper outstanding is not included in our Condensed Consolidated Balance Sheets. For further discussion of the NCAT facility refer to Syndicated facilities of this Liquidity Management, Funding, and Regulatory Capital MD&A.

Syndicated facilities — These are facilities that include 10 or more banks in the syndicate group. The primary syndicated facilities include the following:

•

NCAT and TACN — New Center Asset Trust (NCAT) is a special-purpose entity administered by us for the purpose of funding assets as part of our securitization funding programs. The purpose of this entity had been to fund assets primarily through the issuance of asset-backed commercial paper. The total capacity represents credit commitments that serve as backup liquidity to support the outstanding commercial paper. At March 31, 2009, NCAT had commercial paper outstanding of $6.1 billion, which is not included in our Condensed Consolidated Balance Sheet. As of

March 31, 2009, most of NCAT’s outstanding commercial paper was financed through the Federal Reserve’s Commercial Paper Funding Facility (CPFF).

In 2008, we added a feature to this program that allowed us to transfer NCAT credit commitments to another secured facility, Total Asset Collateralized Notes LLC (TACN), which is bank funded. NCAT commitments of $1.0 billion were transferred to TACN. As of March 31, 2009, there was $489 million outstanding under TACN.

On November 25, 2008, certain asset-backed securities owned by NCAT were downgraded by Moody’s and S&P. As a result of the downgrades, under the terms of NCAT’s liquidity facility documents, a cure period was provided during which GMAC, as administrator of NCAT, could work with Moody’s and S&P to take steps to secure a ratings upgrade for the downgraded securities. No such upgrade was achieved prior to the end of the cure period on January 23, 2009, and at that point an orderly wind-down of NCAT’s operations began. During the wind-down phase NCAT can no longer purchase additional asset-backed securities or increase the principal amount of any revolving asset-backed securities it currently owns. In addition, NCAT’s commercial paper has been downgraded below A-1/P-1 by Moody’s and S&P, and, as a result, is no longer eligible for funding from CPFF. Most of the NCAT commercial paper outstanding as of March 31, 2009, matured in April 2009 and was not renewed. Therefore, the credit commitments that served as backup liquidity support were utilized to fund the commercial paper maturities. As of April 30, 2009, there was $5.7 billion outstanding against the $6.4 billion of credit commitments with only $9 million of commercial paper outstanding. The $6.4 billion of credit commitments expire in June 2009, but the lenders remain obligated to fund the underlying asset-backed securities beyond the expiration date. Securities backed by retail or lease assets will be funded by the lenders until the underlying assets fully amortize, while securities backed by dealer floorplan receivables will be paid down at different points in 2009 and thus will need to be refinanced during 2009. The underlying assets in TACN will be funded by the lenders until they fully amortize.

Since NCAT and TACN can no longer purchase additional asset-backed securities or increase the principal amount of any revolving asset-backed securities, we reduced the credit commitments underlying both facilities to align them with their respective funding requirements. On March 31, 2009, we reduced the NCAT credit commitments by $2.6 billion and on April 3, 2009, we reduced the TACN credit commitments by $465 million.

•

Secured Revolving Credit Facility — This $11.4 billion facility is secured by U.S. and Canadian automotive finance assets, and the borrowers under the facility are structured as bankruptcy-remote special-purpose entities. Capacity under this facility declines to $7.9 billion in June 2010 and ultimately matures in June 2011.

This facility includes a leverage ratio covenant that requires our reporting segments, excluding our Mortgage operations reporting segment, to have a ratio of consolidated borrowed funds to consolidated net worth not to exceed 11.0:1. For purposes of this calculation, the numerator is our total debt on a consolidated basis (excluding obligations of bankruptcy-remote special-purpose entities), less the total debt of our Mortgage operations reporting segment in our consolidated balance sheet (excluding obligations of bankruptcy-remote special-purpose entities). The denominator is our consolidated net worth less our Mortgage operations consolidated net worth and certain extensions of credit from us to our Mortgage operations. As of March 31, 2009, the leverage ratio was 2.6:1. The following table summarizes the calculation of the leverage ratio covenant.

March 31, 2009 ($ in millions)	GMAC LLC	Less: Mortgage operations	Adjusted leverage metrics
Consolidated borrowed funds
Total debt	$113,424	$27,565	$85,859
Less:
Obligations of bankruptcy-remote SPEs	(47,191)	(3,415)	(43,776)
Intersegment eliminations	—	(5,297)	5,297

Consolidated borrowed funds used for leverage ratio	$66,233	$18,853	$47,380

Consolidated net worth
Total equity	$22,021	$2,961	$19,060
Less
Intersegment credit extensions	(655)	—	(655)

Consolidated net worth used for leverage ratio	$21,366	$2,961	$18,405

Leverage ratio (a)			2.6

(a)	We remain subject to a leverage ratio as calculated prior to the formation of the June 2008 secured revolving credit facility, but on significantly reduced debt balances relative to prior periods. As of March 31, 2009, the leverage ratio as calculated based on that methodology was 3.0:1.

•

Variable note funding facility — This facility is available to fund U.S. dealer floorplan receivables at all times, including in the event of GM filing for Chapter 11 bankruptcy reorganization. At the start of 2009 this facility had two separate maturity dates with $3.0 billion coming due in March 2009 and another $3.0 billion coming due in March 2010. The $3.0 billion facility maturing in March 2009 was not renewed.

Bilateral/Multilateral bank facilities (North American and International operations) — These are primarily private securitization facilities that permanently fund a specific pool of assets. Most of the facilities for International operations are revolving; therefore, they allow for the funding of additional assets during the commitment period. Internationally, there are also secured bank lines that provided $1.5 billion of total capacity at March 31, 2009.

Repurchase agreements — Our Mortgage operations have relationships with banks and securities firms to provide funding for mortgage loans and securities through repurchase agreements and other similar arrangements on a domestic and international basis. On March 16, 2009, our $1 billion syndicated whole-loan repurchase facility was terminated. While the termination lowered our overall available capacity, we did not have an outstanding debt balance due to the availability of a more efficient cost of funds within GMAC Bank and limited eligible collateral.

Facility for construction-lending receivables — In the first quarter of 2008 this syndicated facility to fund construction and commercial lending receivables went into early amortization due to Moody’s decision not to reaffirm the facility rating. As a result, all forward commitments to fund receivable obligations previously eligible for financing under this facility were funded by alternative sources. As of March 31, 2009, we had $407 million of debt outstanding under the facility.

Facility for mortgage servicing rights — As of March 31, 2009, we had a $1.0 billion facility through which eligible mortgage servicing rights could be funded. This facility was renewed in the first quarter and is scheduled to mature in May 2010.

Facility for servicer advances — As of March 31, 2009, we had a $700 million facility to fund mortgage servicer advances.

Facilities for international mortgage loans — International facilities to fund mortgage loans prior to their sale or securitization include liquidity commitments to fund loans in the United Kingdom and the Netherlands. In recognition of reduced financing needs abroad, we have been working with our third-party credit providers to realign our funding needs resulting in further reductions of unutilized lending commitments as well as transferring ownership of the underlying collateral via mortgage-backed securitizations or whole-loan sales.

Commercial Finance operations — Maintains conduits to fund trade receivables.

Whole-loan forward flow agreements — These represent commitments from counterparties to purchase U.S. automotive retail assets. One of our long-term strategic financing agreements includes a commitment from a financial institution to purchase up to $10.0 billion of U.S. retail automotive finance contracts every year through June 2010. There is $12.0 billion of capacity under this funding arrangement as of March 31, 2009. Our other long-term strategic financing agreement provides funding of up to $3.9 billion through October 2010.

The following table shows the current capacity and potential capacity under our secured uncommitted facilities as of March 31, 2009, and December 31, 2008. Current capacity represents funding capacity that is available upon request as excess collateral resides in certain facilities. The potential capacity on the committed secured facilities can be utilized only upon pledge of available eligible assets. The financial institutions providing the uncommitted facilities are not legally obligated to advance funds under them.

Secured uncommitted facilities
	March 31, 2009				December 31, 2008
($ in billions)	Outstanding	Current capacity (a)	Potential capacity (b)	Total capacity	Outstanding	Current capacity (a)	Potential capacity (b)	Total capacity
Global Automotive Finance operations
North American operations
Federal Reserve Bank advances	$—	$3.7	$—	$3.7	$—	$4.1	$—	$4.1
International operations Bilateral/multilateral bank facilities	0.3	—	—	0.3	0.3	—	—	0.3

Total Global Automotive Finance operations	0.3	3.7	—	4.0	0.3	4.1	—	4.4

Mortgage operations FHLB advances	9.2	0.5	—	9.7	9.3	0.2	—	9.5
Other
Commercial Finance operations	—	—	—	—	0.1	—	—	0.1

Total	$9.5	$4.2	$—	$13.7	$9.7	$4.3	$—	$14.0

(a)	Funding is generally available upon request as excess collateral resides in certain facilities.
(b)	Funding is generally available to the extent incremental collateral is available and contributed to the facilities.

Federal Reserve Bank advances — On September 11, 2008, GMAC Bank was granted access to the Term Auction Facility (TAF). The Discount Window is the primary credit facility under which the Federal Reserve extends collateralized loans to depository institutions at terms from overnight up to ninety days. The TAF program auctions a pre-announced quantity of collateralized credit starting with a minimum bid for term funds of 28- or 84-day maturity. GMAC Bank has pledged $4.6 billion of automotive loans and leasing financings to participate in the Discount Window and TAF program at varying collateral requirements. Use of the proceeds from these programs is not limited to the financing of automotive assets and is available to GMAC Bank for general corporate purposes. At March 31, 2009, GMAC Bank had no outstanding borrowings under these programs with unused capacity of $3.7 billion.

FHLB advances — GMAC Bank has an advance agreement with the Federal Home Loan Bank of Pittsburgh (FHLB). Under the agreement the FHLB has a blanket lien on all GMAC Bank assets. GMAC Bank had assets pledged and restricted as collateral totaling $15.4 billion and $16.0 billion as of March 31, 2009, and December 31, 2008, respectively. The FHLB will allow GMAC Bank to encumber elsewhere any assets restricted as collateral not needed to collateralize existing FHLB advances.

Regulatory Capital

As a bank holding company, we and our wholly owned banking subsidiary, GMAC Bank, are subject to risk-based capital and leverage guidelines by federal regulators that require that our capital-to-assets ratios meet certain minimum standards. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary action by regulators that, if undertaken, could have a direct material effect on our consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.

The risk-based capital ratio is determined by allocating assets and specified off–balance sheet financial instruments into six weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk. Under the guidelines, total capital is divided into two tiers: Tier 1 capital and Tier 2 capital. Tier 1 capital generally consists of common equity, minority interests, and qualifying preferred stock (including fixed-rate cumulative preferred stock issued and sold to the U.S. Department of Treasury), less goodwill and other adjustments. Tier 2 capital generally consists of preferred stock not qualifying as Tier 1 capital, limited amounts of subordinated debt, the allowance for loan losses, and other adjustments. The amount of Tier 2 capital may not exceed the amount of Tier 1 capital.

Total risk-based capital is the sum of Tier 1 capital and Tier 2 capital. Under the guidelines, banking organizations are required to maintain a minimum Total risk-based capital ratio (total capital to risk-weighted assets) of 8% and a Tier 1 risk-based capital ratio of 4%. Our bank depository institution, GMAC Bank, will continue to be required to maintain “well-capitalized” levels, which dictate a Total risk-based capital ratio of 10% and a Tier 1 risk-based capital ratio of 6%, as described above.

The federal banking regulators also have established minimum leverage ratio guidelines. The leverage ratio is defined as Tier 1 capital divided by adjusted average total assets (which reflect adjustments for disallowed goodwill and certain intangible assets). The minimum Tier 1 leverage ratio is 3% or 4% depending on factors specified in the regulations.

Additionally, on July 21, 2008, GMAC, FIM Holdings, IB Finance Holding Company, LLC, GMAC Bank, and the FDIC entered into a Capital and Liquidity Maintenance Agreement (CLMA). The CLMA requires capital at GMAC Bank to be maintained at a level such that GMAC Bank’s leverage ratio is at least 11% for a three-year period. For this purpose, leverage ratio is determined in accordance with the FDIC’s regulations related to capital maintenance.

The minimum risk-based capital requirements adopted by the federal banking agencies follow the Capital Accord of the Basel Committee on Banking Supervision. The Basel Committee has proposed a revision to the Accord (Basel II). U.S. banking regulators are in the process of incorporating the Basel II Framework into the existing risk-based capital requirements. The Basel II rules will also apply to our operations in non-U.S. jurisdictions. We continue to monitor developments with respect to Basel II requirements and are working to ensure successful execution within the required time periods.

The following table summarizes our capital ratios and risk-weighted assets as of March 31, 2009. GMAC LLC was not previously required to calculate risk-based capital ratios or a leverage ratio. The methodology of calculating these ratios may be refined over time.

($ in millions)	Amount	Ratio	Required minimum		Well-capitalized minimum
Risk-based capital
Tier 1 (to risk-weighted assets)
GMAC LLC	$20,548	10.35%	4.00%		6.00%
GMAC Bank	3,975	15.72%		(a)	6.00%
Total (to risk-weighted assets)
GMAC LLC	$23,410	11.80%	8.00%		10.00%
GMAC Bank	4,294	16.99%		(a)	10.00%
Tier 1 leverage (to adjusted average assets) (c)
GMAC LLC	$20,548	11.23%	3.00–4.00%			(b)
GMAC Bank	3,975	11.38%		(a)	5.00%

(a)	GMAC Bank is required to maintain well-capitalized levels for Tier 1 risk-based capital and Total risk-based capital, and a Tier 1 leverage ratio of 11%.
(b)	There is no Tier 1 leverage component in the definition of a well-capitalized bank holding company.
(c)	Federal regulatory reporting guidelines require the calculation of adjusted average assets using a daily average methodology. We currently use a monthly average methodology. We are in the process of modifying information systems to address the daily average requirement.

At March 31, 2009, GMAC LLC and GMAC Bank were “well-capitalized” under the federal regulatory agencies’ definitions as summarized in the table above.

Supervisory Capital Assessment Program

The following table was released by the Federal Reserve Bank of Chicago (FRBC) on May 7, 2009, which reflects capital requirements for GMAC LLC as a result of the Board of Governors of the Federal Reserve System’s Supervisory Capital Assessment Program (SCAP).

December 31, 2008 ($ in billions)	Amount	As % of RWA
Tier 1 capital	$17.4	10.1%
Tier 1 common capital	11.1	6.4%
Risk-weighted assets	172.7

	More adverse scenario
Estimated for 2009 and 2010 for the more adverse scenario	Amount	As % of loans
Total estimated losses	$9.2
First lien mortgages	2.0	10.2%
Second/junior lien mortgages	1.1	21.2%
Commercial and industrial loans	1.0	2.7%
Commercial real estate loans	0.6	33.3%
Credit card loans	n/a	n/a
Securities (available-for-sale and held-to-maturity)	0.5	n/a
Trading and counterparty	n/a	n/a
Other (a)	4.0	n/a
Memo: Purchase accounting adjustments	n/a
Resources other than capital to absorb losses (b)	(0.5)
SCAP buffer added for more adverse scenario
(SCAP buffer is defined as additional Tier 1 Common/contingent Common)
Indicated SCAP buffer as of December 31, 2008	6.7
Less: Capital actions and effects of Q1 2009 results (c)	(4.8)
SCAP buffer (d)	11.5
(a)	Includes other consumer and nonconsumer loans and miscellaneous commitments and obligations.
(b)	Resources to absorb losses include preprovision net revenue less the change in the allowance for loan and lease losses.
(c)	Capital actions include completed or contracted transactions since Q4 2008.
(d)	GMAC LLC needs to augment the capital buffer with $11.5 billion of Tier 1 Common/contingent Common of which $9.1 billion must be new Tier 1 capital.

Note: Numbers may not sum due to rounding.

The SCAP was a forward-looking evaluation designed to estimate losses, revenues and reserve needs for bank holding companies for 2009 and 2010 under baseline, and “more adverse”, scenarios. Additional capital was required where the assessment under the more adverse scenario indicated such a need. The estimates provided are not forecasts of expected losses or revenues. The amount of capital needed that is in addition to the “Indicated SCAP Buffer as of December 31, 2008” is primarily related to GMAC’s unique risk concentration and the quality and composition of our common equity.

In connection with the SCAP, we have committed that no later than November 9, 2009, we will have increased the common shareholder equity component of Tier 1 capital by $11.5 billion. By the same date, we will increase overall Tier 1 capital by $9.1 billion. Depending on the method of capital augmentation used (e.g., issuance of new common equity or issuance of mandatorily convertible preferred shares or conversion of existing equity into a form of Tier 1 common equity) the increase in common shareholders equity may accomplish the increase in overall Tier 1 capital. We are required to provide the FRBC with information regarding how we intend to accomplish these increases no later than June 8, 2009.

The capital amounts described above do not include the additional capital we will require to finance Chrysler dealers and customers pursuant to the Master Auto Finance Agreement Term Sheet (MAFA) that we announced on May 5, 2009. As previously disclosed, the U.S. Government has indicated that it intends to support GMAC by providing the capital required to support the financing of Chrysler dealers and customers pursuant to the MAFA.

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

The following table summarizes assets carried off-balance sheet in these entities.

($ in billions)	March 31, 2009	December 31, 2008
Retail finance receivables	$11.8	$13.3
Wholesale loans	7.1	12.5
Mortgage loans	119.3	126.2

Total off-balance sheet activities (a)	$138.2	$152.0

(a)	Includes only securitizations accounted for as sales under SFAS 140, as further described in Note 6 to the Condensed Consolidated Financial Statements.

Critical Accounting Estimates

We have identified critical accounting estimates that, as a result of judgments, uncertainties, uniqueness, and complexities of the underlying accounting standards and operations involved could result in material changes to our financial condition, results of operations, or cash flows under different conditions or using different assumptions.

Our most critical accounting estimates are:

•	Fair value measurements

•	Valuation of investment securities

•	Valuation of loans held-for-sale

•	Determination of the allowance for loan losses

•	Valuation of automotive lease residuals

•	Valuation of mortgage servicing rights

•	Valuation of interests in securitized assets

•	Determination of reserves for insurance losses and loss adjustment expenses

There have been no significant changes in the methodologies and processes used in developing these estimates from what was described in our 2008 Annual Report on Form 10-K.

Fair Value of Financial Instruments

We follow the fair value hierarchy set forth in Note 15 to the Condensed Consolidated Financial Statements in order to prioritize the data used to measure fair value. We review and modify, as necessary, our fair value hierarchy classifications on a quarterly basis. As such, there may be reclassifications between hierarchy levels.

At March 31, 2009, approximately 12% of total assets, or $21.0 billion, consisted of financial instruments recorded at fair value. Approximately 53% of the assets reported at fair value were valued using Level 3 inputs. At March 31, 2009, approximately 2% of total liabilities, or $3.5 billion, consisted of financial instruments recorded at fair value. Approximately 73% of the liabilities reported at fair value were valued using Level 3 inputs. See Note 15 to the Condensed Consolidated Financial Statements for descriptions of valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models, and significant assumptions utilized.

A large percentage of our fair value assets and liabilities are Level 3. While we execute various hedging strategies to mitigate our exposure to changes in fair value, we cannot fully eliminate our exposure to volatility caused by fluctuations in market prices. In 2009 and throughout 2008, the credit markets across the globe have experienced severe dislocation. Market demand for asset-backed securities, particularly those backed by mortgage assets, has significantly contracted and in many markets has virtually disappeared. Further, market demand by whole-loan purchasers has also contracted. These unprecedented market conditions have adversely impacted us as well as our competitors. As the market conditions continue, our assets and liabilities are subject to valuation adjustment and changes in the inputs we utilize to measure fair value.

Our Level 3 assets declined 36%, or $5.7 billion, and our Level 3 liabilities declined 12%, or $223 million compared to December 31, 2008. The decline in Level 3 assets was primarily driven by fewer nonrecurring fair value measurements specifically loans-held for sale and impairments on our investment in operating leases. Negative mortgage servicing valuations also contributed to the decrease in Level 3 assets. During the three months ended March 31, 2009, we experienced reduced cash flows and increased prepayment assumptions as a result of lower market interest rates. In addition, the hedge performance was significantly less favorable primarily due to changes in the spreads between our servicing assets and the derivative instruments we use to manage interest rate risk associated with those assets. Our ability to hedge interest rate risk and foreign currency risk was restricted in the latter half of 2008 and during the three months ended March 31, 2009, by the limited availability of willing counterparties to enter into forward arrangements. The decline in Level 3 assets was also attributable to declines in the valuation of consumer finance receivables and loans, net of unearned income, elected to be measured at fair value under SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). As the value of these SFAS 159-elected assets declined, the value of the related on-balance sheet securitization debt, also declined. The on-balance sheet securitization debt was also elected to be measured at fair value under SFAS 159 resulting in offsetting valuation gains. The decline in the fair value of the on-balance sheet securitization debt caused the Level 3 liabilities to decline during the three months ended March 31, 2009, compared to December 31, 2008.

We have numerous internal controls in place to ensure the appropriateness of fair value measurements. Significant fair value measures are subject to detailed analytics and management review and approval. We have an established model validation policy and program in place that covers all models used to generate fair value measurements. This model validation program ensures a controlled environment is used for the development, implementation, and use of the models and change procedures. Further, this program uses a risk-based approach to select models to be reviewed and validated by an independent internal risk group to ensure the models are consistent with their intended use, the logic within the models is reliable, and the inputs and outputs from these models are appropriate. Additionally, a wide array of operational controls is in place to ensure the fair value measurements are reasonable, including controls over the inputs into and the outputs from the fair value measurement models. For example, we backtest the internal assumptions used within models against actual performance. We also monitor the market for recent trades, market surveys, or other market information that may be used to benchmark model inputs or outputs. Certain valuations will also be benchmarked to market indices when appropriate and available. We have scheduled model and/or input recalibrations that occur on a periodic basis but will recalibrate earlier if significant variances are observed as part of the backtesting or benchmarking noted above.

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

Recently Issued Accounting Standards

Refer to Note 1 of the Notes to Condensed Consolidated Financial Statements.

Forward Looking Statements

The foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations and other portions of this Form 10-Q contain various forward-looking statements within the meaning of applicable federal securities laws, including the Private Securities Litigation Reform Act of 1995, that are based upon our current expectations and assumptions concerning future events, which are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated.

The words “expect,” “anticipate,” “estimate,” “forecast,” “initiative,” “objective,” “plan,” “goal,” “project,” “outlook,” “priorities,” “target,” “intend,” “evaluate,” “pursue,” “seek,” “may,” “would,” “could,” “should,” “believe,” “potential,” “continue,” or the negative of any of these words or similar expressions is intended to identify forward-looking statements. All statements herein, other than statements of historical fact, including without limitation statements about future events and financial performance, are forward-looking statements that involve certain risks and uncertainties.

While these statements represent our current judgment on what the future may hold and we believe these judgments are reasonable, these statements are not guarantees of any events or financial results, and GMAC’s and Residential Capital, LLC’s (ResCap) actual results may differ materially due to numerous important factors that are described in the most recent reports on SEC Forms 10-K and 10-Q for GMAC and ResCap, each of which may be revised or supplemented in subsequent reports on SEC Forms 10-Q and 8-K. Such factors include, among others, the following: the inability or unwillingness of the U.S. government to provide the additional liquidity and capital necessary for us to finance Chrysler LLC (Chrysler) dealers and customers and uncertainty around the ultimate form, amount, and terms of such capital; our inability to successfully accommodate the additional risk exposure relating to providing wholesale and retail financing to Chrysler dealers and customers and the resulting impact to our financial stability; uncertainty related to Chrysler’s bankruptcy process and its proposed industrial alliance with Fiat SpA; the success or lack thereof of Chrysler’s bankruptcy process and its proposed industrial alliance with Fiat SpA; our ability to recover any payments or obligations owed to us by Chrysler during Chrysler’s bankruptcy process; uncertainty related to the new financing arrangement between GMAC and Chrysler; uncertainty regarding our ability to raise the additional capital required as a result of the recently completed Supervisory Capital Assessment Program and uncertainty around the ultimate form, amount, and terms of such capital; securing low cost funding for GMAC and ResCap and maintaining the mutually beneficial relationship between GMAC, General Motors Corporation (GM), and Chrysler; our ability to maintain an appropriate level of debt; the profitability and financial condition of GM and Chrysler; our ability to realize the anticipated benefits associated with our recent conversion to a bank holding company and the increased regulation and restrictions that we will be subject to; uncertainty concerning our ability to access additional federal liquidity programs; continued challenges in the residential mortgage and capital markets; continued deterioration in the residual value of off-lease vehicles; the continuing negative impact on ResCap of the decline in the U.S. housing market; changes in U.S. government-sponsored mortgage programs or disruptions in the markets in which our mortgage subsidiaries operate; disruptions in the market in which we fund GMAC’s and ResCap’s operations with resulting negative impact on our liquidity; changes in our accounting assumptions that may be required by or result from changes in accounting rules or their application that could result in an impact on earnings; changes in the credit ratings of ResCap, GMAC, GM, or Chrysler; changes in economic conditions, currency exchange rates, or political stability in the markets in which we operate; and

changes in the existing or the adoption of new laws, regulations, policies, or other activities of governments, agencies, and similar organizations. Investors are cautioned not to place undue reliance on forward-looking statements. GMAC undertakes no obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, future events or other such factors that affect the subject of these statements, except where expressly required by law.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our automotive financing, mortgage, and insurance activities give rise to market risk, representing the potential loss in the fair value of assets or liabilities caused by movements in market variables, such as interest rates, foreign-exchange rates, and equity prices. We are primarily exposed to interest rate risk arising from changes in interest rates related to financing, investing, and cash management activities. More specifically, we have entered into contracts to provide financing, to retain mortgage servicing rights, and to retain various assets related to securitization activities all of which are exposed in varying degrees to changes in value due to movements in interest rates. Interest rate risk arises from the mismatch between assets and the related liabilities used for funding. We enter into various financial instruments, including derivatives, to maintain the desired level of exposure to the risk of interest rate fluctuations. Refer to Note 12 to our Condensed Consolidated Financial Statements for further information.

We are exposed to foreign-currency risk arising from the possibility that fluctuations in foreign-exchange rates will affect future earnings or asset and liability values related to our global operations. Our most significant foreign-currency exposures relate to the Euro, Canadian dollar, British pound sterling, Brazilian real, and Mexican peso.

We are also exposed to equity price risk, primarily in our Insurance operations, which invests in equity securities that are subject to price risk influenced by capital market movements. Our equity securities are considered investments, and we do not enter into derivatives to modify the risks associated with our Insurance operations investment portfolio.

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

Since December 31, 2008, there have been no material changes in these market risks. Refer to our Annual Report on Form 10-K for the year ended December 31, 2008, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, filed with the Securities and Exchange Commission, for further discussion on value at risk and sensitivity analysis.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), designed to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized, and reported within the specified time periods. As of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures. Based on our evaluation, GMAC’s Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures were effective as of March 31, 2009.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to potential liability under laws and government regulations and various claims and legal actions that are pending or may be asserted against us. Please refer to the Legal Proceedings section in our 2008 Annual Report on Form 10-K for additional information regarding pending legal actions.

Item 1A. Risk Factors

Other than with respect to the risk factors provided below, there have been no material changes to the Risk Factors described in our 2008 Annual Report on Form 10-K.

Our business and the businesses of our subsidiaries, including Residential Capital, LLC (ResCap), require substantial capital, and continued disruption in our funding sources and access to the capital markets would continue to have a material adverse effect on our liquidity and financial condition.

Our liquidity and ongoing profitability are, in large part, dependent upon our timely access to capital and the costs associated with raising funds in different segments of the global capital markets. We depend and will continue to depend on our ability to access diversified funding alternatives to meet future cash flow requirements and to continue to fund our operations. Our funding strategy and liquidity position have been significantly adversely affected by the ongoing stress in the credit markets that began in the middle of 2007. These adverse conditions reached unprecedented levels through 2008, and have continued in recent months. The capital markets remain highly volatile and access to liquidity has been significantly reduced. These conditions, in addition to the reduction in our credit ratings, have resulted in increased borrowing costs and our inability to access the unsecured debt markets in a cost-effective manner. This has resulted in an increased reliance on asset-backed and other secured sources of funding, which also has been constrained in the current environment. Some of these facilities have not been renewed placing additional pressure on our liquidity position, and our inability to renew loans and facilities as they mature would have a further negative impact on our liquidity position. It could become more difficult to renew loans and facilities as many lenders and counterparties are also facing liquidity and capital challenges as a result of the current stress in the financial markets. Furthermore, certain of our credit facilities include change of control provisions that may become triggered as a result of changes in our ownership that will occur, and if we are unable to minimize any adverse consequences with respect to those facilities, our liquidity position could be adversely affected. We also have significant maturities of unsecured debt each year. Approximately $11.8 billion of our outstanding unsecured long-term debt matures in 2009, and $6.9 billion matures in 2010. In order to retire these instruments, we either will need to refinance this debt, which will be very difficult should the current volatility in the credit markets continue or worsen, or generate sufficient cash to retire the debt.

Upon our approval to become a bank holding company, we received from the U.S. Department of Treasury (the U.S. Treasury) a $5 billion investment under their Troubled Asset Relief Program (TARP). As part of an agreement with Chrysler LLC (Chrysler) to provide automotive financing products and services to Chrysler dealers and customers, (refer to Note 18 to the Condensed Consolidated Financial Statements for further details with respect to this agreement) we expect that the U.S. government will provide us with additional equity capital to support our financing of Chrysler dealers and customers and will also provide us with reimbursement related to certain losses that we may incur in connection with providing such financing. If the U.S. Treasury is unable or unwilling to provide such equity capital, we would not be obligated to finance Chrysler dealers and customers. The inability or unwillingness of the U.S. government to provide this additional equity capital or to reimburse certain losses would have a material adverse impact on our ability to provide financing to Chrysler dealers and customers, and if as a result we determined not to fund Chrysler dealers and customers, we would not realize the potential benefits of that relationship. Separately, as a result of the Supervisory Capital Assessment Program, we have committed that no later than November 9, 2009, we will have increased the common shareholder equity component of Tier 1 capital by $11.5 billion. By the same date, we are required to increase overall Tier 1 capital by $9.1 billion. If we are unable to successfully raise this capital, it could have a material adverse impact on our business, results of operation, and financial position.

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

A significant portion of our customers are those of GM and GM dealers and other GM-related employees. As a result, a significant adverse change in GM’s business, including significant adverse changes in GM’s liquidity position and access to the capital markets, the production or sale of GM vehicles, the quality or resale value of GM vehicles, the use of GM marketing incentives, GM’s relationships with its key suppliers, GM’s relationship with the United Auto Workers and other labor unions and other factors impacting GM or its employees, or a GM bankruptcy could have a significant adverse effect on our profitability and financial condition.

We provide vehicle financing through purchases of retail automotive and lease contracts with retail customers of primarily GM dealers. We also finance the purchase of new and used vehicles by GM dealers through wholesale financing, extend other financing to GM dealers, provide fleet financing for GM dealers to buy vehicles they rent or lease to others, provide wholesale vehicle inventory insurance to GM dealers, provide automotive extended service contracts through GM dealers, and offer other services to GM dealers. In 2008, our share of GM retail sales and sales to dealers were 32% and 81%, respectively, in markets where GM operates. For the three month period ended March 31, 2009, these percentages totaled 18% and 78%, respectively. As a result, GM’s level of automobile production and sales directly impacts our financing and leasing volume, the premium revenue for wholesale vehicle inventory insurance, the volume of automotive extended service contracts, and the profitability and financial condition of the GM dealers to whom we provide wholesale financing, term loans, and fleet financing. In addition, the quality of GM vehicles affects our obligations under automotive extended service contracts relating to such vehicles. Further, the resale value of GM vehicles, which may be impacted by various factors relating to GM’s business such as brand image, the number of new GM vehicles produced or reduction in core brands, affects the remarketing proceeds we receive upon the sale of repossessed vehicles and off-lease vehicles at lease termination.

Our Global Automotive Finance operations are highly dependent on GM sales volume. In 2008 and continuing into the first quarter of 2009, global vehicle sales declined rapidly, and there is no assurance that the global automotive market, or GM’s share of that market, will not suffer a significant further downturn. Vehicle sales volume could be further adversely impacted by any restructuring that would reduce the number of GM retail channels and core brands or consolidate GM’s dealer network.

In the event that GM or any of its significant subsidiaries were to file for bankruptcy, sales volume could decrease as a result of a reduction in consumer confidence, and GM’s business could be otherwise materially adversely affected. This would in turn have a materially adverse impact on our business. In addition, pursuant to contractual arrangements with GM, whenever GM offers vehicle financing and leasing incentives to customers (e.g., lower interest rates than market rates), it will do so exclusively through GMAC, subject to certain limitations and exceptions. In the event of a GM bankruptcy, it is possible that GM would reject this exclusivity arrangement with us. If GM did so, this could have a material adverse effect on our business, profitability and financial condition. On April 27, 2009, GM announced that it had commenced a public exchange offer related to certain of its unsecured notes as part of its overall restructuring plan. GM indicated in its disclosures that it expects to seek bankruptcy relief if the public exchange offer is not consummated. According to GM disclosures, consummation of the exchange offers are subject to several conditions, including that the results are satisfactory to the U.S. Treasury.

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

Our credit exposure to GM is significant. As of March 31, 2009, we had approximately $2.0 billion in secured exposure, which includes primarily wholesale vehicle financing to GM-owned dealerships, notes receivable from GM, and vehicles leased directly to GM. We further had approximately $2.0 billion in unsecured exposure, which includes estimates of payments from GM related to residual support and risk-sharing agreements. If GM were to file for bankruptcy, payment on our unsecured exposures could be delayed or might not occur at all. In addition, we would become an unsecured creditor of GM to the extent that proceeds from the sale of our collateral related to secured exposures are insufficient to repay GM’s obligations to us. Under the terms of certain agreements between GMAC and GM, GMAC has the right to offset certain of its exposures to GM against amounts GMAC owes to GM.

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

We may not realize anticipated benefits in connection with our new relationship with Chrysler, which has recently filed for bankruptcy protection

We have recently announced that we have entered into an agreement with Chrysler to provide automotive financing products and services to Chrysler dealers and customers, pursuant to which we will be the preferred provider of new wholesale financing for Chrysler dealer inventory. If we are unable to obtain additional equity capital from the U.S. Treasury to support our financing of Chrysler dealers and customers, we will be unable to provide the anticipated level of financing to Chrysler dealers and customers. Furthermore, there is uncertainty related to Chrysler’s bankruptcy process and its proposed industrial alliance with Fiat SpA, and as a result our relationship with Chrysler, including the recently announced funding relationship described in Note 18 to the Condensed Consolidated Financial Statements, and our ability to recover any payments or obligations owed to us by Chrysler during Chrysler’s bankruptcy process could be negatively impacted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Refer to Form 8-K filed on January 21, 2009.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of GMAC security holders during the first quarter of 2009.

•

Effective January 16, 2009, the holders of GMAC’s Class A and Class B Common Equity Interests approved by joint unanimous consent the appointment of Lenard B. Tessler as the Chairman of the Board of Managers, effective as of January 9, 2009, to serve in such capacity, subject to removal procedures, in accordance with Article VIII of the Second Amended and Restated Limited Liability Company Operating Agreement of GMAC LLC dated as of December 31, 2008, as amended from time to time, and the laws of the State of Delaware, until his successor shall have been appointed and shall have qualified.

•

Effective January 30, 2009, the holders of GMAC’s Class A and Class B Common Equity Interests approved by joint unanimous consent the transfer by Residential Capital, LLC to, and the acquisition by, GMAC or one of its subsidiaries of: (1) the Class M preferred limited liability company interests of IB Finance Holding Company, LLC; and (2) the Class M non-voting common limited liability company interests of IB Finance Holding Company, LLC.

•

Effective March 16, 2009, the holders of GMAC’s Class A and Class B Common Equity Interests approved by joint unanimous consent: (1) GMAC taking, or causing any Person to take, any and all actions necessary and/or appropriate to cause Central Originating Lease, LLC to be treated as a corporation for federal, and if applicable, state and local income tax purposes; (2) GMAC operating Central Originating Lease, LLC’s business through an entity that is classified as a corporation for federal, and if applicable, state and local income tax purposes; and (3) an Amendment to the Second Amended and Restated Limited Liability Company Operating Agreement of GMAC LLC, dated as of December 31, 2008, as amended from time to time.

•

Effective March 17, 2009, the holders of GMAC’s Class A and Class B Common Equity Interests approved by joint unanimous consent: (1) the acquisition by GMAC, or one of its subsidiaries, of Residential Funding Securities, LLC and RFC Investments Limited, the holder of 100% of the ownership interests in RFSC International Limited; and (2) the transfer of Residential Funding Securities, LLC and RFC Investments Limited, the holder of 100% of the ownership interests in RFSC International Limited, to GMAC or one of its subsidiaries.

•

Effective March 24, 2009, the holders of GMAC’s Class A and Class B Common Equity Interests approved by joint unanimous consent the Third Amended and Restated Limited Liability Company Operating Agreement of GMAC LLC, dated as of March 24, 2009.

Item 5. Other Information

In connection with the Supervisory Capital Assessment Program, we have provided a commitment letter to the Federal Reserve Bank of Chicago, pursuant to which we have agreed to augment our capital. Refer to Note 18 to the Condensed Consolidated Financial Statements for further details with respect to this commitment.

Item 6. Exhibits

The exhibits listed on the accompanying Index of Exhibits are filed as a part of this report. This Index is incorporated herein by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 8th day of May 2009.

GMAC LLC (Registrant)

/s/ ROBERT S. HULL
Robert S. Hull
Executive Vice President and Chief Financial Officer

/s/ DAVID J. DEBRUNNER
David J. DeBrunner
Vice President, Chief Accounting Officer, and Corporate Controller

INDEX OF EXHIBITS

Exhibit	Description	Method of Filing
3.1	Fourth Amended and Restated Limited Liability Company Operating Agreement of GMAC LLC, dated as of April 15, 2009	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated as of April 17, 2009 (File No. 1-3754), incorporated herein by reference.
10.1	Governance Agreement, dated as of January 16, 2009, by and between GMAC LLC, FIM Holdings LLC, GM Finance Co. Holdings LLC and the United States Department of the Treasury	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of January 21, 2009 (File No. 1-3754), incorporated herein by reference.
10.2	Amendment No. 1 to the Governance Agreement, dated as of March 24, 2009, by and between GMAC LLC, FIM Holdings LLC, GM Finance Co. Holdings LLC and the United States Department of the Treasury	Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated as of March 25, 2009 (File No. 1-3754), incorporated herein by reference.
12	Computation of Ratio of Earnings to Fixed Charges	Filed herewith.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

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