Form 10-K/A
period 2008-12-31
GMAC LLC
filed 2009-05-14
CIK 40729

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Explanatory Note

GMAC LLC • Form 10-K/A

GMAC LLC (GMAC) is filing this amendment No. 1 to Form 10-K for the fiscal year ended December 31, 2008 (2008 Form 10-K). The purpose of this amendment is to provide separate financial statements of Capmark Financial Group Inc. (Capmark), an equity method investment, in accordance with Rule 03-9 of Regulation S-X. When GMAC filed the 2008 Form 10-K with the United States Securities and Exchange Commission on February 26, 2009, the audited financial statements of Capmark were not yet available.

During 2008 GMAC recognized losses of $765 million related to Capmark. These losses included GMAC’s share of CapMark’s net loss during 2008 and impairment of GMAC’s remaining investment interest in Capmark. As of December 31, 2008, GMAC had no remaining balance in the Capmark equity investment, no further financial obligations, and has ceased equity method accounting. Under Rule 03-9 of Regulation S-X, GMAC is required to provide separate financial statements for CapMark because the losses of $765 million exceeded 20% of GMAC’s reported income before income tax benefit of $1.9 billion for the year ended December 31, 2008.

Except for the amendment described above, this Form 10-K/A does not modify or update other disclosures in, or exhibits to, GMAC’s 2008 Form 10-K. For convenience and ease of reference, this amendment sets forth “Item 15. Exhibits, Financial Statement Schedules” from the 2008 Form 10-K in its entirety with the applicable changes.

Index

GMAC LLC • Form 10-K/A

*	Refer to the 2008 Form 10-K filed on February 26, 2009.

Part IV

GMAC LLC • Form 10-K/A

Item 15.	Exhibits, Financial Statement Schedules

The exhibits listed on the accompanying Index of Exhibits are filed or incorporated by reference as a part of this report. This Index is incorporated herein by reference. Certain financial statement schedules have been omitted because prescribed information has been incorporated into our Consolidated Financial Statements or notes thereto.

Exhibit	Description	Method of filing
2.1	Purchase and Sale Agreement by and among General Motors Corporation, GMAC LLC (formerly General Motors Acceptance Corporation), GM Finance Co. Holdings Inc. and FIM Holdings LLC dated as of April 2, 2006	Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated as of April 2, 2006, (File No. 1-3754), incorporated herein by reference.

3.1	Certificate of Formation of GMAC LLC dated July 20, 2006	Filed as Exhibit 3.1 to the Company’s Quarterly Report for the period ended June 30, 2006, on Form 10-Q (File No. 1-3754), incorporated herein by reference.

3.2	Certificate of Conversion to Limited Liability Company of General Motors Acceptance Corporation to GMAC LLC dated July 20, 2006	Filed as Exhibit 3.2 to the Company’s Quarterly Report for the period ended June 30, 2006, on Form 10-Q (File No. 1-3754), incorporated herein by reference.

3.3	Amendment No. 6 to the Amended and Restated Limited Liability Company Operating Agreement of GMAC LLC, dated December 29, 2008	Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K dated as of January 2, 2009, (File No. 1-3754), incorporated herein by reference.

3.3.1	Amendment No. 7 to the Amended and Restated Limited Liability Company Operating Agreement of GMAC LLC, dated December 29, 2008	Filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K dated as of January 2, 2009, (File No. 1-3754), incorporated herein by reference.

3.3.2	Second Amended and Restated Limited Liability Company Operating Agreement of GMAC LLC dated December 31, 2008	Filed as Exhibit 3.4 to the Company’s Current Report on Form 8-K dated as of January 2, 2009, (File No. 1-3754), incorporated herein by reference.

4.1	Form of Indenture dated as of July 1, 1982, between the Company and Bank of New York (Successor Trustee to Morgan Guaranty Trust Company of New York), relating to Debt Securities	Filed as Exhibit 4(a) to the Company’s Registration Statement No. 2-75115, incorporated herein by reference.

4.1.1	Form of First Supplemental Indenture dated as of April 1, 1986, supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(g) to the Company’s Registration Statement No. 33-4653, incorporated herein by reference.

4.1.2	Form of Second Supplemental Indenture dated as of June 15, 1987, supplementing the indenture designated as Exhibit 4.1	Filed as Exhibit 4(h) to the Company’s Registration Statement No. 33-15236, incorporated herein by reference.

4.1.3	Form of Third Supplemental Indenture dated as of September 30, 1996, supplementing the indenture designated as Exhibit 4.1	Filed as Exhibit 4(i) to the Company’s Registration Statement No. 333-33183, incorporated herein by reference.

4.1.4	Form of Fourth Supplemental Indenture dated as of January 1, 1998, supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(j) to the Company’s Registration Statement No. 333-48705, incorporated herein by reference.

GMAC LLC • Form 10-K/A

Exhibit	Description	Method of filing
4.1.5	Form of Fifth Supplemental Indenture dated as of September 30, 1998, supplementing the indenture designated as Exhibit 4.1	Filed as Exhibit 4(k) to the Company’s Registration Statement No. 333-75463, incorporated herein by reference.

4.2	Form of Indenture dated as of September 24, 1996, between the Company and The Chase Manhattan Bank, Trustee, relating to SmartNotes	Filed as Exhibit 4 to the Company’s Registration Statement No. 333-12023, incorporated herein by reference.

4.2.1	Form of First Supplemental Indenture dated as of January 1, 1998, supplementing the Indenture designated as Exhibit 4.2	Filed as Exhibit 4(a)(1) to the Company’s Registration Statement No. 333-48207, incorporated herein by reference.

4.2.2	Form of Second Supplemental Indenture dated as of June 20, 2006, supplementing the Indenture designated as Exhibit 4.2	Filed as Exhibit 4(a)(2) to the Company’s Registration Statement No. 33-136021, incorporated herein by reference.

4.3	Form of Indenture dated as of October 15, 1985, between the Company and U.S. Bank Trust (Successor Trustee to Comerica Bank), relating to Demand Notes	Filed as Exhibit 4 to the Company’s Registration Statement No. 2-99057, incorporated herein by reference.

4.3.1	Form of First Supplemental Indenture dated as of April 1, 1986, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(a) to the Company’s Registration Statement No. 33-4661, incorporated herein by reference.

4.3.2	Form of Second Supplemental Indenture dated as of June 24, 1986, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(b) to the Company’s Registration Statement No. 33-6717, incorporated herein by reference.

4.3.3	Form of Third Supplemental Indenture dated as of February 15, 1987, supplementing the Indenture designated as Exhibit 4.37	Filed as Exhibit 4(c) to the Company’s Registration Statement No. 33-12059, incorporated herein by reference.

4.3.4	Form of Fourth Supplemental Indenture dated as of December 1, 1988, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(d) to the Company’s Registration Statement No. 33-26057, incorporated herein by reference.

4.3.5	Form of Fifth Supplemental Indenture dated as of October 2, 1989, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(e) to the Company’s Registration Statement No. 33-31596, incorporated herein by reference.

4.3.6	Form of Sixth Supplemental Indenture dated as of January 1, 1998, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(f) to the Company’s Registration Statement No. 333-56431, incorporated herein by reference.

4.3.7	Form of Seventh Supplemental Indenture dated as of June 15, 1998, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(g) to the Company’s Registration Statement No. 333-56431, incorporated herein by reference.

4.4	Form of Indenture dated as of December 1, 1993, between the Company and Citibank, N.A., Trustee, relating to Medium-Term Notes	Filed as Exhibit 4 to the Company’s Registration Statement No. 33-51381, incorporated herein by reference.

4.4.1	Form of First Supplemental Indenture dated as of January 1, 1998, supplementing the Indenture designated as Exhibit 4.4	Filed as Exhibit 4(a)(1) to the Company’s Registration Statement No. 333-59551, incorporated herein by reference.

4.5	Indenture, dated as of December 31, 2008, among GMAC LLC and The Bank of New York Mellon, as trustee	Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated as of January 2, 2009, (File No. 1-3754), incorporated herein by reference.

GMAC LLC • Form 10-K/A

Exhibit	Description	Method of filing
4.6	Guarantee Agreement, dated as of December 31, 2008, among GMAC LLC, the Guarantor parties thereto, and The Bank of New York Mellon, as trustee	Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K dated as of January 2, 2009, (File No. 1-3754), incorporated herein by reference.

10	Letter Agreement, dated December 29, 2008, between GMAC LLC and General Motors Corporation with respect to certain existing commercial arrangements *	**

10.1	United States Consumer Financing Services Agreement, dated November 30, 2006, by and between General Motors Corporation and GMAC LLC	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of November 30, 2006, (File No. 1-3754), incorporated herein by reference.

10.2	Intellectual Property License Agreement, dated November 30, 2006, by and between General Motors Corporation and GMAC LLC	Filed as Exhibit 10.1 to the Company’s Quarterly Report for the period ended March 31, 2007, on Form 10-Q (File No. 1-3754), incorporated herein by reference.

10.3	Participation Agreement dated as of June 4, 2008, between each of GMAC LLC, General Motors Corporation, and Cerberus ResCap Financing LLC	Filed as Exhibit 10.1 to the Company’s Quarterly Report for the period ended June 30, 2008, on Form 10-Q (File No. 1-3754), incorporated herein by reference.

10.4	Parent Company Agreement dated July 21, 2008, between each of GMAC LLC, Cerberus FIM, LLC, Cerberus FIM Investors, LLC, FIM Holdings LLC, IB Finance Holding Company, LLC, GMAC Bank and the Federal Deposit Insurance Corporation	Filed as Exhibit 10.2 to the Company’s Quarterly Report for the period ended June 30, 2008, on Form 10-Q (File No. 1-3754), incorporated herein by reference.

10.5	Capital and Liquidity Maintenance Agreement dated as of July 21, 2008, among Cerberus FIM, LLC, Cerberus FIM Investors, LLC, FIM Holdings LLC, GMAC LLC, IB Finance Holding Company, LLC, GMAC Bank, and the Federal Deposit Insurance Corporation	Filed as Exhibit 10.3 to the Company’s Quarterly Report for the period ended June 30, 2008, on Form 10-Q (File No. 1-3754), incorporated herein by reference.

10.6	Purchase Agreement among Residential Capital, LLC, GMAC Model Home Finance I, LLC, and CMH Holdings LLC, dated June 6, 2008	Filed as Exhibit 10.7 to the Company’s Quarterly Report for the period ended June 30, 2008, on Form 10-Q (File No. 1-3754), incorporated herein by reference.

10.7	Purchase Agreement among GMAC Mortgage, LLC and Cerberus International, Ltd. dated July 30, 2008 (Freddie Mac Stripped Interest Certificates, Series 256)	Filed as Exhibit 10.2 to the Company’s Quarterly Report for the period ended September 30, 2008, on Form 10-Q (File No. 1-3754), incorporated herein by reference.

10.8	Purchase Agreement among GMAC Mortgage, LLC and Cerberus Partners, L.P. dated July 30, 2008 (Freddie Mac Stripped Interest Certificates, Series 256)	Filed as Exhibit 10.3 to the Company’s Quarterly Report for the period ended September 30, 2008, on Form 10-Q (File No. 1-3754), incorporated herein by reference.

10.9	Purchase Agreement among Residential Capital, LLC, DOA Holding Properties, LLC, DOA Properties IIIB (KB Models), LLC and MHPool Holdings LLC dated September 30, 2008	Filed as Exhibit 10.4 to the Company’s Quarterly Report for the period ended September 30, 2008, on Form 10-Q (File No. 1-3754), incorporated herein by reference.

10.10	Servicing Agreement between Residential Capital, LLC and MHPool Holdings LLC dated September 30, 2008	Filed as Exhibit 10.5 to the Company’s Quarterly Report for the period ended September 30, 2008, on Form 10-Q (File No. 1-3754), incorporated herein by reference.

GMAC LLC • Form 10-K/A

Exhibit	Description	Method of filing
10.11	Limited Assignment and Assumption Agreement among KBOne, LLC, DOA Holdings NoteCo, LLC, Residential Funding Company, LLC and MHPool Holdings LLC dated September 30, 2008	Filed as Exhibit 10.6 to the Company’s Quarterly Report for the period ended September 30, 2008, on Form 10-Q (File No. 1-3754), incorporated herein by reference.

10.12	Letter Agreement, dated December 29, 2008, between GMAC LLC and the United States Department of the Treasury, which includes the Securities Purchase Agreement – Standard Terms attached thereto, with respect to the issuance and sale of the Series D-1 Preferred Membership Interests and the Warrant	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of January 2, 2009, (File No. 1-3754), incorporated herein by reference.

10.13	Exchange Agreement, dated as of December 29, 2008, by and among GMAC LLC, General Motors Corporation and FIM Holdings LLC	Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated as of January 2, 2009, (File No. 1-3754), incorporated herein by reference.

10.14	Membership Interest Subscription Agreement, dated as of December 29, 2008, by and among GMAC LLC, General Motors Corporation and FIM Holdings LLC	Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated as of January 2, 2009, (File No. 1-3754), incorporated herein by reference.

10.15	Limited Keep-Well Agreement, dated as of December 31, 2008, by and between GMAC LLC and Preferred Blocker Inc	Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated as of January 2, 2009, (File No. 1-3754), incorporated herein by reference.

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

Filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K dated as of January 2, 2009, (File No. 1-3754), incorporated herein by reference.

GMAC LLC • Form 10-K/A

Exhibit	Description	Method of filing
10.19	Registration Rights Agreement, dated as of December 31, 2008, by GMAC LLC, Banc of America Securities LLC, Citigroup Global Markets Inc., Goldman, Sachs & Co., J.P. Morgan Securities Inc., Barclays Capital Inc., Deutsche Bank Securities Inc., Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. Incorporated, and Greenwich Capital Markets, Inc. (relating to the New Preferred Stock)	Filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K dated as of January 2, 2009, (File No. 1-3754), incorporated herein by reference.

10.20	Termination Agreement, dated as of December 29, 2008, by and among GMAC LLC, General Motors Corporation and FIM Holdings LLC	Filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K dated as of January 2, 2009, (File No. 1-3754), incorporated herein by reference.

10.21	Governance Agreement, dated as of January 16, 2009, by and between GMAC LLC, FIM Holdings LLC, GM Finance Co. Holdings LLC and the United States Department of the Treasury	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of January 21, 2009, (File No. 1-3754), incorporated herein by reference.

10.22	GMAC Long-Term Incentive Plan LLC Long-Term Equity Compensation Incentive Plan, dated July 16, 2008	Filed as Exhibit 10.4 to the Company’s Quarterly Report for the period ended June 30, 2008, on Form 10-Q (File No. 1-3754), incorporated herein by reference.

10.23	GMAC Long-Term Incentive Plan LLC Long-Term Equity Compensation Incentive Plan dated July 16, 2008, and as amended September 10, 2008	Filed as Exhibit 10.1 to the Company’s Quarterly Report for the period ended September 30, 2008, on Form 10-Q (File No. 1-3754), incorporated herein by reference.

10.24	GMAC Long--Term Incentive Plan LLC Form Award Letter	Filed as Exhibit 10.5 to the Company’s Quarterly Report for the period ended June 30, 2008, on Form 10-Q (File No. 1-3754), incorporated herein by reference.

10.25	GMAC LLC Senior Leadership Severance Plan, Plan Document and Summary Plan Description, Effective June 1, 2008	Filed as Exhibit 10.6 to the Company’s Quarterly Report for the period ended June 30, 2008, on Form 10-Q (File No. 1-3754), incorporated herein by reference.

10.26	Compensation Statement, dated September 30, 2008, for Alvaro G. de Molina	**

10.27	GMAC LLC Senior Leadership Severance Plan Participation Agreement for Alvaro G. de Molina, dated September 17, 2008	**

10.28	Purchase Offer – GMAC Management LLC Class C Membership Interests dated September 15, 2008 (Alvaro de Molina)	**

10.29	Award under the GMAC Long-Term Incentive Plan LLC Long-Term Equity Compensation Incentive Plan, dated September 15, 2008 (Alvaro de Molina)	**

10.30	S. Ramsey Letter Agreement, dated September 11, 2007	**

10.31	GMAC LLC Senior Leadership Severance Plan Participation Agreement for Samuel Ramsey, dated October 9, 2008	**

GMAC LLC • Form 10-K/A

Exhibit	Description	Method of filing
10.32	Letter Agreement, dated October 31, 2007, between GMAC LLC and Robert S. Hull	Filed as Exhibit 10.6 to the Company’s Annual Report for the period ended December 31, 2007, on Form 10-K (File No. 1-3754), incorporated herein by reference.

10.33	GMAC LLC Senior Leadership Severance Plan Participation Agreement for Robert S. Hull, dated September 23, 2008	**

10.34	Purchase Offer – GMAC Management LLC Class C Membership Interests dated September 15, 2008 (Robert S. Hull)	**

10.35	Award under the GMAC Long-Term Incentive Plan LLC Long-Term Equity Compensation Incentive Plan, dated September 15, 2008 (Robert S. Hull)	**

10.36	Employment Agreement, dated November 30, 2006, between GMAC LLC and Eric Feldstein	Filed as Exhibit 10.2 to the Company’s Annual Report for the period ended December 31, 2006, on Form 10-K (File No. 1-3754), incorporated herein by reference.

10.37	Eric Feldstein Letter Agreement, dated March 20, 2008	Filed as Exhibit 10.1 to the Company’s Quarterly Report for the period ended March 31, 2008, on Form 10-Q (File No. 1-3754), incorporated herein by reference.

10.38	Employment Agreement, dated November 30, 2006, between GMAC LLC and William Muir	Filed as Exhibit 10.3 to the Company’s Annual Report for the period ended December 31, 2006, on Form 10-K (File No. 1-3754), incorporated herein by reference.

10.39	Purchase Offer – GMAC Management LLC Class C Membership Interests dated September 15, 2008 (William Muir)	**

10.40	Award under the GMAC Long-Term Incentive Plan LLC Long–Term Equity Compensation Incentive Plan, dated September 25, 2008 (William Muir)	**

10.41	S. Gupta Letter Agreement, dated February 20, 2008	**

10.42	GMAC LLC Senior Leadership Severance Plan Participation Agreement for Sanjay Gupta, dated September 30, 2008	**

10.43	Purchase Offer – GMAC Management LLC Class C Membership Interests dated September 15, 2008 (Sanjay Gupta)	**

10.44	Award under the GMAC Long-Term Incentive Plan LLC Long-Term Equity Compensation Incentive Plan, dated September 30, 2008 (Sanjay Gupta)	**

10.45	GMAC Long-Term Incentive Plan LLC Long-Term Phantom Interest Plan, effective December 18, 2006	Filed as Exhibit 10.5 to the Company’s Annual Report for the period ended December 31, 2006, on Form 10-K (File No. 1-3754), incorporated herein by reference.

10.45.1	Amendment #1 to The GMAC Long-Term Incentive Plan LLC Long-Term Phantom Interest Plan, dated February 13, 2008	Filed as Exhibit 10.8.1 to the Company’s Annual Report for the period ended December 31, 2007, on Form 10-K (File No. 1-3754), incorporated herein by reference.

GMAC LLC • Form 10-K/A

Exhibit	Description	Method of filing
10.46	Form of Award Agreement related to the GMAC Long-Term Incentive Plan LLC Long-Term Phantom Interest Plan (2008-2010 performance period) (applicable to Messrs. Muir and de Molina)	Filed as Exhibit 10.11 to the Company’s Annual Report for the period ended December 31, 2007, on Form 10-K (File No. 1-3754), incorporated herein by reference.

10.47	Form of Award Agreement related to the GMAC Long-Term Incentive Plan LLC Long-Term Phantom Interest Plan (2008–2010 performance period) (applicable to executives other than Messrs. Muir and de Molina)	Filed as Exhibit 10.12 to the Company’s Annual Report for the period ended December 31, 2007, on Form 10-K (File No. 1-3754), incorporated herein by reference.

10.48	Purchase Offer – GMAC Management LLC Class C Membership Interests dated September 15, 2008 (Samuel Ramsey)	**

10.49	Award under the GMAC Long-Term Incentive Plan LLC Long-Term Equity Compensation Incentive Plan, dated October 9, 2008 (Samuel Ramsey)	**

12	Computation of Ratio of Earnings to Fixed Charges	**

21	Subsidiaries of the Registrant as of December 31, 2008	**

23.1	Consent of Independent Registered Public Accounting Firm	**

23.2	Consent of Independent Registered Accounting Firm	Filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

The following exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that Section. In addition, Exhibit No. 32 shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith.

*	Certain confidential portions have been omitted pursuant to a confidential treatment request which has been separately filed with the Securities and Exchange Commission.

**	Refer to the 2008 Form 10-K filed on February 26, 2009.

GMAC LLC • Form 10-K/A

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Capmark Financial Group Inc.

Horsham, Pennsylvania

We have audited the accompanying consolidated balance sheets of Capmark Financial Group Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years ended December 31, 2008 and 2007 and for the period from March 23, 2006 to December 31, 2006 (successor) and the period from January 1, 2006 to March 22, 2006 (predecessor). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007 and the period from March 23, 2006 to December 31, 2006 (successor) and for the period from January 1, 2006 to March 22, 2006 (predecessor) in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred operating losses and its stockholders’ equity has declined, resulting in noncompliance with covenants and an event of default under certain credit agreements; uncertainty about the outcome of negotiations with lenders to waive the covenants and modify the terms of the credit agreements raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 3 to the consolidated financial statements, effective January 1, 2008 the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115, and SFAS No. 157, Fair Value Measurements.

As discussed in Note 3 to the consolidated financial statements, as of January 1, 2007, the Company changed its method of accounting for income taxes to conform to the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.

As discussed in Note 3 to the consolidated financial statements, as of March 23, 2006, the Company changed its basis of accounting in connection with the business combination in which the Company pushed down the purchase price in accordance with SEC Staff Accounting Bulletin No. 54, Application of “Push Down” Basis of Accounting in Financial Statements of Subsidiaries Acquired by Purchase.

/S/ DELOITTE & TOUCHE LLP

April 23, 2009

Philadelphia, Pennsylvania

CAPMARK FINANCIAL GROUP INC.

Consolidated Balance Sheet

(in thousands, except share amounts)

	December 31, 2008	December 31, 2007
Assets
Cash, cash equivalents and restricted cash	$874,390	$1,436,752
Accounts and other receivables	343,780	470,669
Investment securities:
Trading	1,457,384	185,692
Available for sale	843,967	949,682
Loans held for sale	3,970,683	7,783,769
Loans held for investment, net of allowance for loan losses of $108.2 million as of December 31, 2008 and $28.8 million as of December 31, 2007	8,207,980	6,891,714
Real estate investments	1,844,924	1,748,555
Equity investments	1,568,057	1,984,140
Mortgage servicing rights	817,189	890,550
Current taxes receivable	133,395	201,916
Deferred tax assets	—	32,029
Goodwill and other intangible assets, net	99,348	182,549
Other assets	477,078	506,379

Total assets	$20,638,175	$23,264,396

Liabilities and Stockholders’ Equity
Liabilities:
Short-term borrowings	$3,310,758	$3,832,637
Collateralized borrowings in securitization trusts	184,086	260,524
Other long-term borrowings	8,098,749	8,047,162
Deposit liabilities	5,690,930	5,552,607
Real estate syndication proceeds and related liabilities	1,258,743	1,563,151
Other liabilities	689,624	1,069,068

Total liabilities	19,232,890	20,325,149

Commitments and Contingent Liabilities	—	—
Minority Interest	186,400	330,196
Mezzanine Equity	72,851	102,418
Stockholders’ Equity:
Preferred stock, $.001 par value; 100,000,000 shares authorized; none issued and outstanding as of December 31, 2008 and 2007	—	—
Common stock, $.001 par value; 650,000,000 shares authorized; 412,900,918 shares issued and outstanding as of December 31, 2008 and 412,898,576 shares issued and outstanding as of December 31, 2007	413	413
Capital paid in excess of par value	2,063,280	2,050,361
Retained (deficit) earnings	(941,398)	418,876
Accumulated other comprehensive (loss) income, net of tax:
Net unrealized (loss) gain on investment securities and derivative instruments	(18,468)	17,536
Net foreign currency translation adjustment	42,207	19,447

Total accumulated other comprehensive (loss) income, net of tax	23,739	36,983

Total stockholders’ equity	1,146,034	2,506,633

Total liabilities and stockholders’ equity	$20,638,175	$23,264,396

The accompanying notes are an integral part of these consolidated financial statements.

CAPMARK FINANCIAL GROUP INC.

Consolidated Statement of Operations

(in thousands, except per share data)

	Successor			Predecessor
	Year ended December 31, 2008	Year ended December 31, 2007	Period from March 23, 2006 to December 31, 2006	Period from January 1, 2006 to March 22, 2006
Net Interest Income
Interest income	$959,585	$1,251,192	$901,753	$253 691
Interest expense	761,018	914,460	659,514	172,176

Net interest income	198,567	336,732	242,239	81,515
Provision for loan losses	179,665	32,666	73,585	1,031

Net interest income after provision for loan losses	18,902	304,066	168,654	80,484

Noninterest Income
Net (losses) gains:
Net (losses) gains on loans	(1,029,772)	(128,413)	95,038	46,941
Net (losses) gains on investments and real estate	(326,949)	65,104	(27,992)	12,187
Other gains (losses), net	197,785	75,944	1,809	(10,683)
Mortgage servicing fees	187,776	206,414	152,401	46,766
Placement fees	62,240	65,756	76,893	11,194
Investment banking fees and syndication income	97,950	111,954	64,596	(42,263)
Asset management fees	75,730	103,266	46,365	14,001
Trust fees	132,217	193,866	134,001	32,398
Other fees	12,625	53,685	55,643	19,533
Equity in (loss) income of joint ventures and partnerships	(206,227)	56,018	81,040	(13,198)
Net real estate investment and other income	106,026	104,485	75,726	19,790

Total noninterest income	(690,599)	908,079	755,520	136,666

Net revenue	(671,697)	1,212,145	924,174	217,150

Noninterest Expense
Compensation and benefits	303,867	414,479	366,895	129,016
Amortization of mortgage servicing rights	139,557	130,457	97,696	23,312
Occupancy and equipment	77,781	107,203	79,743	21,801
Professional fees	114,554	102,882	96,597	16,439
Other expenses	147,493	134,353	129,250	30,371

Total noninterest expense	783,252	889,374	770,181	220,939

(Loss) income before minority interest and income tax provision (benefit)	(1,454,949)	322,771	153,993	(3,789)
Minority interest income	110,480	124,331	53,308	12,264

(Loss) income before income tax provision (benefit)	(1,344,469)	447,102	207,301	8,475
Income tax provision (benefit)	8,300	166,778	63,157	(3,972)

Net (Loss) Income	$(1,352,769)	$280,324	$144,144	$12,447

Basic net (loss) income per share
Net (loss) income per share	$(3.13)	$0.65	$0.33	$0.03
Weighted average basic shares outstanding	431,672	433,071	431,899	412,803
Diluted net (loss) income per share
Net (loss) income per share	$(3.13)	$0.65	$0.33	$0.03
Weighted average diluted shares outstanding	431,672	434,315	432,037	412,803

The accompanying notes are an integral part of these consolidated financial statements.

CAPMARK FINANCIAL GROUP INC.

Consolidated Statement of Changes in Stockholders’ Equity

(in thousands)

	Successor			Predecessor
	Year ended December 31, 2008	Year ended December 31, 2007	Period from March 23, 2006 to December 31, 2006	Period from January 1, 2006 to March 22, 2006
Common Stock
Balance at beginning of period	$413	$413	$413	$413

Balance at end of period	413	413	413	413

Capital Paid in Excess of Par Value
Balance at beginning of period	2,050,361	2,034,875	415,146	469,545
Recapitalization	—	—	1,613,372	—
Capital contribution from parent	—	—	—	14,698
Additional shares issued	9	512	2	—
Dividend paid to parent	—	—	—	(69,097)
Stock-based compensation expense	13,194	15,843	6,355	—
Other	(284)	(869)	—	—

Balance at end of period	2,063,280	2,050,361	2,034,875	415,146

Retained (Deficit) Earnings
Balance at beginning of period	418,876	144,144	1,566,276	1,553,829
Cumulative effect of adopting FASB Interpretation No. 48	—	(9,535)	—	—
Cumulative effect of adopting Statement of Financial Accounting Standards No. 159	(9,805)	—	—	—
Recapitalization	—	—	(1,566,276)	—
Net (loss) income	(1,352,769)	280,324	144,144	12,447
Other	2,300	3,943	—	—

Balance at end of period	(941,398)	418,876	144,144	1,566,276

Accumulated Other Comprehensive (Loss) Income, Net of Tax
Balance at beginning of period	36,983	49,793	(9,132)	(27,165)
Recapitalization	—	—	9,132	—
Net unrealized (loss) gain on investment securities and derivative instruments	(36,004)	(13,762)	31,298	(3,960)
Net foreign currency translation adjustment	22,760	952	18,495	21,993

Balance at end of period	23,739	36,983	49,793	(9,132)

Total Stockholders’ Equity	$1,146,034	$2,506,633	$2,229,225	$1,972,703

Comprehensive (Loss) Income
Net (loss) income	$(1,352,769)	$280,324	$144,144	$12,447
Other comprehensive (loss) income	(13,244)	(12,810)	49,793	18,033

Comprehensive (loss) income	$(1,366,013)	$267,514	$193,937	$30,480

The accompanying notes are an integral part of these consolidated financial statements.

CAPMARK FINANCIAL GROUP INC.

Consolidated Statement of Cash Flows

(in thousands)

	Successor			Predecessor
	Year ended December 31, 2008	Year ended December 31, 2007	Period from March 23, 2006 to December 31, 2006	Period from January 1, 2006 to March 22, 2006
Operating Activities
Net (loss) income	$(1,352,769)	$280,324	$144,144	$12,447
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Provision for loan losses	179,665	32,666	73,585	1,031
Provision (benefit) for deferred income taxes	44,283	50,693	20,677	(26,412)
Net losses (gains)	1,158,936	(12,635)	(68,855)	(48,445)
Provision for unrecognized tax benefits under FASB Interpretation No. 48	1,072	15,118	—	—
Depreciation and amortization of real estate, property and equipment	29,728	53,684	37,507	8,498
Amortization of intangible assets and mortgage servicing rights and goodwill impairment	176,040	146,935	110,301	24,729
Amortization of debt issuance costs	17,389	18,786	24,684	—
Accretion/amortization on loans and investment securities	(65,136)	(57,972)	(15,141)	(20,279)
Extinguishment of real estate syndication proceeds	(182,409)	(318,433)	(132,609)	(38,519)
Other real estate syndication activities	(79,134)	(16,779)	(4,575)	52,334
Capitalized interest income/expense, net	(46,584)	(50,474)	(26,723)	(8,691)
Equity in net losses of investees and cash return on investment .	399,368	350,462	178,321	58,830
Minority interest income	(110,480)	(124,331)	(53,308)	(12,264)
Stock-based compensation expense	13,194	15,843	6,355	—
Other adjustments	10,692	2,520	21,979	1,600
Net change in assets and liabilities which provided (used) cash:
Accounts and other receivables	33,479	24,784	(185,831)	43,131
Investment securities classified as trading	(1,316,013)	922,539	(55,680)	271,589
Other assets	(186,594)	(126,180)	(21,453)	(9,845)
Other liabilities	(501,284)	(62,106)	195,322	(461,376)
Current taxes payable	100,463	(221,857)	(91,690)	(28,572)
Proceeds from sales of/payments from loans held for sale	9,420,887	15,040,791	11,856,012	4,176,120
Origination/purchase of loans held for sale	(6,526,836)	(18,193,899)	(12,355,934)	(3,397,485)

Net cash provided by (used in) operating activities	1,217,957	(2,229,521)	(342,912)	598,421

Investing Activities
Net decrease (increase) in restricted cash	82,656	20,690	(74,476)	(29,955)
Proceeds from sales of investment securities classified as available for sale	21,507	492,188	152,485	70,611
Proceeds from repayments of investment securities classified as available for sale	126,072	304,622	127,078	33,264
Purchases of investment securities classified as available for sale	(117,696)	(556,158)	(561,841)	(124,053)
Proceeds from repayments of loans held for investment	1,460,852	2,552,115	2,098,893	695,527
Origination/purchase of loans held for investment	(2,935,081)	(2,213,284)	(1,480,893)	(441,635)
Proceeds from sales of real estate investments	186,146	371,685	255,163	43,074
Purchases of real estate investments	(165,978)	(728,389)	(347,223)	(12,718)
Net purchases of property and equipment	(8,009)	(2,500)	(8,367)	(4,552)
Proceeds from repayments of investment securities classified as held to maturity	—	—	—	442
Proceeds from sales of/capital distributions from equity investments	207,102	1,097,667	361,972	51,939

CAPMARK FINANCIAL GROUP INC.

Consolidated Statement of Cash Flows (Continued)

(in thousands)

	Successor			Predecessor
	Year ended December 31, 2008	Year ended December 31, 2007	Period from March 23, 2006 to December 31, 2006	Period from January 1, 2006 to March 22, 2006
Purchases of equity investments	(176,721)	(1,274,559)	(346,499)	(82,022)
Purchases of mortgage servicing rights	(17,933)	(126,838)	(72,156)	(20,116)
Sales of mortgage servicing rights	—	39,554	21,286	—
Other investing activities, net	(2,264)	2,029	27,482	2,308

Net cash (used in) provided by investing activities	(1,339,347)	(21,178)	152,904	182,114

Financing Activities
Net (decrease) increase in short-term borrowings	(398,139)	680,334	(6,711,483)	589,092
Proceeds from issuance of collateralized borrowings in securitization trusts	—	47,608	517,794	10,385
Repayments of collateralized borrowings in securitization trusts	(9,225)	(1,275,535)	(327,986)	(33,405)
Proceeds from issuance of other long-term borrowings	1,122,354	4,670,461	8,377,212	113,469
Repayments of other long-term borrowings	(1,129,545)	(3,981,157)	(1,912,333)	(393,930)
Net increase (decrease) in deposit liabilities	3,607	2,641,650	(310,438)	(832,766)
Real estate syndication proceeds received	46,492	262,485	240,387	73,927
Minority interest (payments) proceeds	(1,455)	48,663	(45,809)	(16,230)
(Repurchases of)/proceeds from issuance of mezzanine equity and additional common shares	(27,540)	(3,400)	102,277	—
Dividend paid to parent	—	—	—	(69,097)
Other financing activities, net	16,518	12,543	—	14,698

Net cash (used in) provided by financing activities	(376,933)	3,103,652	(70,379)	(543,857)

Effect of Foreign Exchange Rates on Cash	18,616	25,720	2,935	1,000

Net (Decrease) Increase in Cash and Cash Equivalents	(479,707)	878,673	(257,452)	237,678
Cash and Cash Equivalents, Beginning of Period	1,204,477	325,804	583,256	345,578

Cash and Cash Equivalents, End of Period(1)	$724,770	$1,204,477	$325,804	$583,256

Supplemental Disclosures of Cash Flow Information:
Income taxes (refunded) paid	$(97,391)	$304,670	$107,560	$46,273
Interest paid	770,233	747,787	570,705	142,941
Non-cash Investing and Financing Activities:
Impact of push down accounting on stockholders’ equity	—	—	56,229	—
Cumulative effect of adopting FASB Interpretation No. 48 on retained earnings	—	(9,535)	—	—
Cumulative effect of adopting Statement of Financial Accounting
Standards No. 159 on retained earnings	(9,805)	—	—	—
Transfer of loans held for sale to loans held for investment	—	4,509,711	—	—
Financing obligations assumed by third party related to sale of operations	—	677,148	—	—
Transfer of loans to real estate	92,782	46,625	2,715	—
Various non-cash assets and liabilities (derecognized) acquired through (deconsolidation) consolidation of variable interest and other entities, net	(95,867)	37,985	274,614	88,770

(1)	Cash and cash equivalents exclude restricted cash of $149.6 million as of December 31, 2008, $232.3 million as of December 31, 2007, $251.4 million as of December 31, 2006 and $178.5 million as of March 22, 2006.

The accompanying notes are an integral part of these consolidated financial statements.

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements

1. Organization and Operations

Capmark Financial Group Inc. (“Capmark”) is a diversified company that provides financial services to investors in commercial real estate-related assets. Capmark has three core businesses: lending and mortgage banking, investments and funds management, and servicing. Capmark operates in North America, Europe and Asia. As used herein, the term “Company” refers to Capmark Financial Group Inc. and its consolidated subsidiaries, except where it is clear that the term means only Capmark Financial Group Inc.

Prior to March 23, 2006, the Company was an indirect wholly-owned subsidiary of GMAC LLC, formerly known as General Motors Acceptance Corporation (“GMAC”). On March 23, 2006, an investor entity owned by affiliates of Kohlberg Kravis Roberts & Co. L.P., Five Mile Capital Partners LLC, Goldman Sachs Capital Partners and Dune Capital Management LP (collectively, the “Sponsors”) acquired a controlling equity stake in the Company from a subsidiary of GMAC. As of December 31, 2008, the Sponsors and one other investor owned approximately 75.4 percent of the Company’s common stock, employees, former employees and non-employee directors (collectively, the “Management Stockholders”) owned approximately 3.3 percent of the Company’s common stock and a subsidiary of GMAC owned approximately 21.3 percent of the Company’s common stock. The changes in ownership and the other related transactions that occurred on March 23, 2006 are referred to as the “Sponsor Transactions” in these notes to the consolidated financial statements.

The Company operates primarily through the following subsidiaries:

Capmark Finance Inc. (“Capmark Finance”), a wholly-owned subsidiary of the Company, originates and sells commercial mortgage loans primarily in the secondary mortgage market, and services these loans on an ongoing basis. Capmark Finance is an approved national lender and servicer of mortgage loans by the Department of Housing and Urban Development, Freddie Mac, Fannie Mae, Federal Housing Administration (“FHA”) and Ginnie Mae.

Capmark Capital Inc. (“Capmark Capital”), a wholly-owned subsidiary of the Company, is a holding company for the Company’s broker-dealer and affordable housing operations. Capmark Securities Inc. (“Capmark Securities”), a wholly-owned subsidiary of Capmark Capital, is registered with the Securities and Exchange Commission (“SEC”) as a general securities broker-dealer and is a member of the Financial Industry Regulatory Authority. Capmark Affordable Equity Holdings Inc. (“Capmark Affordable Equity”), a wholly-owned subsidiary of Capmark Capital, previously syndicated affordable housing investment partnerships and is currently focused on the ongoing management of syndicated real estate investment partnerships and on the management of its existing inventory of non-syndicated investments that generate low-income housing tax credits and historic tax credits provided under Sections 42 and 48 of the Internal Revenue Code. See Note 3 for disclosure of the sale of a majority of Capmark Capital’s affordable housing debt platform in 2007.

Capmark Investments LP (“Capmark Investments”), a subsidiary of Capmark Finance, makes real estate debt and equity investments on behalf of the Company and for third parties, including pension plans, investment funds, insurance companies, other institutions and high net worth individuals. Capmark Investments is registered with the SEC as an investment adviser pursuant to the Investment Advisers Act of 1940.

Capmark Bank (“Capmark Bank US”), Escrow Bank USA (“Escrow Bank”) and Capmark Bank Europe p.l.c (“Capmark Bank Europe”) are the Company’s wholly-owned banking subsidiaries. Capmark Bank US and Escrow Bank are industrial banks chartered by the State of Utah. Capmark Bank Europe is an Irish bank. Capmark Bank US accepts deposits in the form of time and money

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

1. Organization and Operations (Continued)

market deposits and issues non-callable and callable fixed rate certificates of deposit in the brokered deposit market. Following the cessation of Escrow Bank’s trust operations in 2008 as described below, Capmark Bank US also accepts deposits of principal, interest, escrow and reserve balances that borrowers maintain in custodial accounts for the purpose of paying principal and interest on their loans and funding repairs, tenant improvements, taxes and insurance on the properties that are financed with their loans. Deposits held in a fiduciary capacity are not assets or liabilities of the Company and, accordingly, are not included in the Company’s consolidated balance sheet. A portion of these deposits are eligible for investment as deposits at Capmark Bank US at the discretion of its trust department and may provide the Company with an alternative form of financing. The deposits maintained by Capmark Bank US are eligible for insurance by the Federal Deposit Insurance Corporation (the “FDIC”). Capmark Bank US is subject to regulation and periodic examination by the Utah Department of Financial Institutions and the FDIC and must pay applicable FDIC insurance premiums and comply with applicable capital adequacy requirements, limitations on transactions with affiliates, provisions of the Bank Secrecy Act, the USA PATRIOT Act and Regulation O of the Federal Reserve.

In June 2008, Escrow Bank ceased its trust operations and the trust customers of Escrow Bank appointed Capmark Bank US as their new trustee. Following the cessation of trust operations, Escrow Bank no longer has any daily operations and has requested and received notice from the FDIC of termination of its deposit insurance effective June 30, 2009. Until the termination of deposit insurance is effective, Escrow Bank remains subject to regulation and periodic examination by the FDIC and must pay applicable FDIC insurance premiums and comply with applicable capital adequacy requirements. The Company intends to liquidate Escrow Bank’s remaining assets, return the Industrial Bank Charter under which Escrow Bank has operated since inception, and dissolve Escrow Bank. Until such time as Escrow Bank is dissolved, it remains subject to regulation and periodic examination by the Utah Department of Financial Institutions and must comply with limitations on transactions with affiliates, provisions of the Bank Secrecy Act, the USA PATRIOT Act and Regulations of the Federal Reserve.

Capmark Bank Europe is required to comply with various laws, rules and regulations in Ireland, including capital adequacy requirements, administrative notices implementing European Union Directives relating to business activities carried out by credit institutions and supplementary requirements and standards that are from time to time established by financial regulators. In July 2008, Capmark Bank Europe notified the Irish banking regulatory authority that, in connection with the Company’s decision to end proprietary lending in Europe, Capmark Bank Europe is commencing cessation of its banking operations. In connection with the wind-down of banking activities, Capmark Bank Europe will voluntarily surrender its banking license once it has repaid all of its deposits and unwound or transferred to a third party all of the obligations under which it is required to hold a banking license. The Company expects that the process of winding down Capmark Bank Europe’s banking activities will be completed and the banking license will be relinquished prior to June 30, 2009. Until it relinquishes its license, Capmark Bank Europe is required to comply with the various laws, rules and regulations in Ireland described above. See Note 27 for disclosure of certain regulatory matters.

Historically, the Company has performed certain lending, real estate investment and servicing activities in Europe and Asia. In 2008, the Company ceased proprietary lending and investing activities in Europe and Asia and focused on managing its existing loan, investment and fee-for-services businesses. Although the Company continued to originate loans for third parties and government sponsored entities, in light of market conditions, the Company also substantially reduced proprietary loan originations and investment activities in North America.

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

2. Risks and Uncertainties

Going Concern

As a result of the adverse conditions in the financial and capital markets and general economic conditions throughout 2008, the Company incurred operating losses due principally to fair value adjustments on its loans held for sale, real estate and investment portfolios and an increase in the provision for loan losses on its portfolio of loans held for investment. The combination of pre-tax operating losses and valuation allowances on the Company’s deferred tax assets recognized in the fourth quarter of 2008 has contributed to a significant decline in stockholders’ equity. As a result, the Company was not in compliance with the leverage ratio covenant in the senior credit facility and bridge loan agreement as of the quarter ended December 31, 2008.

In light of adverse market conditions and the Company’s operating results as well as the negative effect on its liquidity from the near-term maturity of its bridge loan, the Company entered into discussions with the lenders under its senior credit facility and bridge loan agreement. These discussions have included negotiating modifications to certain terms of both the senior credit facility and bridge loan agreement. As of April 20, 2009, lenders representing approximately 94% of the outstanding loans under the bridge loan agreement have agreed to extend the maturity date of the bridge loan to May 8, 2009. Additionally, the required lenders under the senior credit facility and the bridge loan agreement have agreed to waive the Company’s compliance with the leverage ratio covenant as of the quarters ended December 31, 2008 and March 31, 2009 and the requirement to deliver its annual audited financial statements within 110 days after year end. These waivers are effective through May 8, 2009.

Unless the lenders under the senior credit facility and bridge loan agreement continue to waive or eliminate the leverage ratio covenant beyond May 8, 2009, further extend the maturity of the bridge loan agreement and otherwise restructure the senior credit facility and bridge loan agreement, upon expiration of the waivers the Company will default under these agreements and the required lenders under such agreements can immediately declare all loans due and payable. Any such acceleration of the maturity of the Company’s debt obligations would permit its senior noteholders and certain other lenders and contractual counterparties to terminate and/or accelerate the maturity of obligations due under other financing instruments and agreements, including the senior notes. If the lenders, noteholders, and/or other counterparties demand immediate repayment of all of its obligations, the Company would likely be unable to pay all such obligations. In such an event, if the Company has not otherwise been able to recapitalize, refinance, or raise additional liquidity by selling some or all of its assets or through some other form of restructuring, it will have to seek to reorganize under Chapter 11 of the United States Bankruptcy Code. Due to these conditions and events, substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s management believes that access to capital markets is extremely limited in the current economic environment and it is unlikely that it will be able to access new capital if it is unable to complete the restructuring of the senior credit facility and bridge loan agreement.

The Company plans to continue to negotiate with its lenders to complete a restructuring of its senior credit facility and bridge loan agreement. In addition, the Company is performing a review of all of its businesses, including exploring strategic alternatives for such businesses and implementing significant expense reduction initiatives. The Company has engaged financial advisors to assist with its

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

2. Risks and Uncertainties (Continued)

efforts to manage expenses and evaluate its strategic alternatives. There is no assurance that the Company will be able to restructure its borrowing arrangements on acceptable terms, if any, or obtain further waivers to or elimination of its leverage ratio covenant to adequately reduce the risk of default in the near future.

The Company continues to actively manage its assets and intends to reduce its overall debt while maintaining adequate liquidity to support its operations. Further, the Company’s management is focused on maintaining appropriate regulatory capital at Capmark Bank US.

The consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future. The consolidated financial statements do not include any adjustments to reflect possible future effects on the recoverability and classification of assets, or the amounts of liabilities that may result from the outcome of the Company’s discussions with the lenders under the senior credit facility and bridge loan agreement, which would affect its ability to continue as a going concern.

Other Risks and Uncertainties

In addition to the risks discussed above, the Company’s primary business risks include: (i) liquidity risk, (ii) credit risk, (iii) interest rate and other market risks, and (iv) operational risk. Management of these risks affects both the level and stability of the Company’s earnings.

Liquidity risk is the risk the Company will be unable to preserve stable, reliable, and cost-effective funding sources to meet all near-term and projected long-term financial obligations. The Company’s external funding sources have consisted primarily of its unsecured senior notes; committed unsecured funding provided by banks, including a senior credit facility, a bridge loan and other bank loans; committed unsecured debt including junior subordinated debentures; secured funding facilities including repurchase agreements and other secured funding facilities; and other uncommitted funding sources, including certificates of deposit issued by Capmark Bank US and other unsecured funding provided by third-party banks. Factors that are significant to the determination of the Company’s credit ratings or otherwise affect its ability to raise financing include the level and volatility of earnings, degree of leverage, relative competitive position, risk management policies, cash liquidity, capital adequacy, ability to retain key personnel, and legal, regulatory and tax developments. In the event that any or all of the Company’s credit ratings were downgraded, the ability to raise financing could be adversely affected and the cost of capital could increase significantly. In addition, because amounts of interest that are payable on the Company’s borrowings under its senior credit facility and bridge loan are determined by, among other factors, reference to its credit ratings, a credit ratings downgrade could adversely impact the Company’s financing costs and results of operations. A credit ratings downgrade could also make it more difficult or costly for the Company to enter into hedging transactions and could possibly increase the amount of collateral that the Company would be required to provide counterparties under its secured contractual obligations. Proceeds from the repayment of loans are also a significant external source of funding for the Company. This funding would be negatively impacted by direct and indirect relationships with borrowers who may default.

The Company’s ability to access the capital markets and other sources of secured and unsecured funding, which is critical to the Company’s ability to do business, has been and could continue to be adversely affected by recent events in the global markets and economy. Global market and economic conditions have been, and continue to be, disrupted and volatile to an unprecedented extent. The

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

2. Risks and Uncertainties (Continued)

Company’s cost and availability of funding have been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Due to widespread concerns about the stability of the markets and the strength of counterparties, many lenders have reduced and, in some cases, ceased to provide funding to borrowers. Further or prolonged disruptions in the global markets and economy may further adversely affect the Company’s liquidity and financial condition.

The global market and economic conditions have led to an overall reduction in liquidity in the debt capital markets, including sources of liquidity that the Company utilizes, such as securitizations and other sales of commercial mortgage loans, real estate investments and other assets and unsecured and secured debt financing arrangements. The Company has experienced a decline in the fair value of its loans and real estate-related investments that has caused the Company to hold such loans and investments for a longer period of time or to sell them at lower values than anticipated. This has resulted in an increase in the net losses/decrease in the net gains the Company has realized on the sale of these assets and downward valuation adjustments taken on its loan and investment portfolios.

The Company’s primary exposure to credit risk arises from its direct and indirect relationships with borrowers who may default and potentially cause the Company to incur losses if it is unable to collect amounts due through loss mitigation strategies, and from institutional counterparties to the extent they do not fulfill their obligations to the Company under the terms of specific contracts or agreements. Changes in credit risk are evaluated in the context of estimating the allowance for loan losses and in estimating the fair values of investment securities and loans held for sale. Negative trends in the financial position of borrowers, values of collateral underlying loans, and delinquencies and defaults on loans may materially adversely affect the Company’s results of operations.

The Company’s primary exposure to interest rate and other market risks is associated with its portfolio of loans and investment securities as well as fixed-rate borrowings. Changes in the level of interest rates or changes in yield curves, as well as basis risk resulting from changes in the interest rate spread between different financial instruments, could adversely affect the estimated fair value of the Company’s portfolio of loans and investment securities and its net income. Changes in foreign currency exchange rates could also adversely affect the Company’s earnings and the value of certain assets and liabilities. As discussed in Note 19, the Company manages interest rate and other market risks through the use of derivative instruments and other risk mitigation strategies. The Company’s exposure to market risk is also impacted by the amount of real estate and equity investments which the Company owns directly and indirectly due to the depressed fair values and lessening demand for those types of assets.

The Company continues to monitor market conditions and manages its loan origination and real estate investment activities to adapt to the current environment. These actions have included ceasing proprietary lending activities and emphasizing products with better liquidity and lower funding costs, such as agency and third party originations.

Operational risk is the risk of loss resulting from inadequate or failed internal processes, systems, facilities, human factors or external events such as information technology and organizational structure issues, weaknesses in internal controls, human error, fraud, and external threats in the U.S. and internationally. Primary responsibility for the management of operational risk lies with the Company’s business segments and support functions, which are required to maintain controls designed to identify, assess and mitigate operational risks for their existing activities. These controls include the Company’s systems and processes that relate to theft and fraud, general business practices, technology, the safeguarding of assets and data security, personnel, customers, financial reporting and external service

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

2. Risks and Uncertainties (Continued)

providers. In addition, the Company has developed and continued to enhance specific policies and procedures that are designed to ensure that transactions are properly approved, processed, recorded, reported, monitored/updated and reconciled on a timely basis and that it has adequate business continuity and disaster recovery plans for critical facilities and resources.

3. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expense. The Company’s estimates and assumptions are affected by risks and uncertainties associated with credit exposure and interest rate and market spread volatility. The Company has established detailed policies and control procedures intended to ensure that valuation methods, including any judgments made as part of such methods, are well-controlled, reviewed and applied consistently from period to period. Management bases their estimates on historical corporate and industry experience and various other assumptions they believe are appropriate under the circumstances, including market-based inputs when available. Future changes in credit and market trends and conditions may occur which could cause actual results to differ materially from the estimates used in preparing the accompanying consolidated financial statements. Certain of the Company’s critical accounting estimates require higher degrees of judgment and are more complex than others in their application. For all of these estimates, future events rarely develop exactly as forecasted and, therefore, routinely require adjustment.

The Company consolidates all wholly-owned and majority-owned subsidiaries that it controls. In certain cases, economic ownership interests and control do not strictly align and there are other specific consolidation criteria that must be applied under GAAP, and in those cases the Company follows the accounting policies discussed below.

The Company sells assets to and has involvement with special purpose entities, some of which are variable interest entities (“VIEs”). Under the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46 (revised December 2003), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” or “FIN 46R,” a VIE is consolidated by the entity holding the variable interest that will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. The entity that consolidates a VIE is referred to as the “primary beneficiary.”

The identification of the primary beneficiary involves a number of assumptions and estimates about the economics of the VIE and the variable interest holders. Where the Company has determined that it does not have a sufficiently large variable interest to be a potential primary beneficiary or that it is the only variable interest holder with a sufficiently large interest, the Company determines the primary beneficiary using a qualitative approach based on the estimated economics of the VIE. Otherwise, the Company uses a quantitative approach, allocating estimated cash flows to each variable interest holder based on seniority of each of the cash flow scenarios that are probability weighted and used to determine the VIE’s expected losses and expected residual returns.

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

3. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

For investment partnerships and similar entities (e.g., limited liability corporations) in which the Company serves as general partner or managing member through one of its subsidiaries, the Company follows the guidance in Emerging Issues Task Force (“EITF”) Issue No. 04-5, “Determining whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity when the Limited Partners have Certain Rights,” or “EITF 04-5,” to determine whether it needs to consolidate these entities. Generally, if the limited partners or non-managing members of these entities have substantive rights to remove the Company as the general partner or managing member, or to cause the entity to be liquidated, or have other substantive participating rights, the Company does not consolidate these entities. If the limited partners or non-managing members do not have such rights, the Company consolidates the entities.

All significant intercompany accounts and transactions have been eliminated in consolidation.

The financial statements of subsidiaries outside the United States of America are generally measured using the local currency as the functional currency. All assets and liabilities of foreign subsidiaries are translated into U.S. dollars at period-end exchange rates. Income and expense items of foreign subsidiaries are translated into U.S. dollars at average exchange rates prevailing during the reporting period. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income, net of tax, a component of stockholders’ equity.

Deposits held in a fiduciary capacity, primarily related to Capmark Bank US’s trust operations, are not assets or liabilities of the Company and, accordingly, are not included in the Company’s consolidated balance sheet.

Business Combination

The Sponsor Transactions were accounted for as a purchase as prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” or “SFAS No. 141,” and the purchase price was pushed down to the Company’s consolidated financial statements in accordance with SEC Staff Accounting Bulletin No. 54, “Application of ‘Push Down’ Basis of Accounting in Financial Statements of Subsidiaries Acquired by Purchase.” Accordingly, the purchase price paid by the Sponsors plus related purchase accounting adjustments, have been reflected in the Company’s consolidated financial statements as of and for the periods beginning March 23, 2006. This resulted in a new basis of accounting that reflects the estimated fair value of the Company’s assets and liabilities, to the extent of the combined 79 percent ownership interest acquired by the Sponsors and Management Stockholders. Because of the continuing residual interest retained by GMAC, its 21 percent ownership interest in the Company’s assets and liabilities continued to be reflected at its historical basis. Information for all periods prior to March 23, 2006 is presented using the historical basis of accounting.

As a result of the Sponsor Transactions, the period from January 1, 2006 to March 22, 2006, for which the Company’s results of operations and cash flows are presented, is reported as the “Predecessor” period. The periods beginning March 23, 2006, for which the Company’s results of operations, financial position, and cash flows are presented, are reported as “Successor” periods.

Sale of Operations

In February 2007, the Company sold a majority of its affordable housing debt platform to an unaffiliated buyer for approximately $500 million in cash and the buyer also assumed approximately $700 million of related financing obligations. The Company recognized a pre-tax gain on sale of

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

3. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

approximately $65.3 million in the year ended December 31, 2007 and reported the gain as a component of other gains (losses), net in the consolidated statement of operations. At the time of the transaction, the Company retained approximately $300 million of investment securities associated with the affordable housing debt platform that were not included in the sale. The earnings and cash flows of the entire affordable housing debt platform are fully consolidated in the consolidated statement of operations and the consolidated statement of cash flows for the year ended December 31, 2007. The affordable housing debt platform was not classified as a discontinued operation because its operations and cash flows could not be clearly distinguished from the rest of the Company. The affordable housing debt platform was included in the North American Affordable Housing business segment. See Note 26 for segment information.

Significant Accounting Policies and Recently Issued Accounting Standards

Fair Value of Financial Instruments

The Company adopted SFAS No. 157, “Fair Value Measurements,” or “SFAS No. 157,” on January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP, and enhances disclosures for fair value measurements. The statement does not require new fair value measurements, but is applied to the extent that other accounting pronouncements require or permit fair value measurements. The statement emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. Companies are required to disclose the extent to which fair value is used to measure assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings (or changes in net assets) for the period. Although the Company accounts for a significant portion of its financial instruments at fair value or considers fair value in their measurement, the adoption of this statement did not have a material impact on the method in which the Company determines fair value. See Note 18 for additional disclosures required by SFAS No. 157.

The Company also adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115,” or “SFAS No. 159,” on January 1, 2008. SFAS No. 159 permits an entity to irrevocably elect fair value for the initial and subsequent measurement of certain financial assets and financial liabilities on an instrument-by-instrument basis. Subsequent changes in fair value of these instruments are recognized in earnings when they occur. SFAS No. 159 required that the difference between the carrying value and the fair value of financial assets and financial liabilities for which the fair value option was elected be recorded as an adjustment to beginning retained earnings in the period of adoption. Effective January 1, 2008, the Company elected fair value accounting for certain loan assets and deposit liabilities not previously carried at fair value. The after-tax cumulative effect from electing the fair value option for the selected financial instruments decreased retained earnings by $9.8 million on January 1, 2008.

Fair Value Hierarchy

In accordance with SFAS No. 157, the Company categorizes its financial instruments, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

3. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

As required by SFAS No. 157, financial assets and financial liabilities recorded on the Company’s consolidated balance sheet are categorized based on whether the inputs to the valuation techniques are observable or unobservable as follows:

Level 1—financial assets and financial liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that the Company has the ability to access.

Level 2—financial assets and financial liabilities whose values are based on quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; pricing models whose inputs are observable either directly or indirectly for substantially the full term of the asset or liability (examples include most over-the-counter derivatives, including interest rate and currency swaps); and pricing models whose inputs are derived principally from or corroborated by observable market data through correlation or other means for substantially the full term of the asset or liability.

Level 3—financial assets and financial liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow (“DCF”) methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Determination of Fair Value

Under SFAS No. 157, the Company determines fair value based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It is the Company’s policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy as described above. For assets and liabilities where there exists limited or no observable market data, fair value measurements are based primarily upon management’s own estimates, and are calculated based upon the Company’s pricing policy, the economic and competitive environment, the characteristics of the asset or liability and other such factors. Therefore, the fair value amounts may not be realized in an actual sale or immediate settlement of the asset or liability.

Following is a description of the valuation methodologies used for financial instruments measured at fair value on a recurring basis, including those accounted for at fair value prior to the adoption of SFAS No. 159, as well as the general classification of such instruments pursuant to the three-level fair value hierarchy.

Investment Securities

Investment securities classified as trading and available for sale are carried at fair value. Where quoted prices are available in an active market for identical instruments, investment securities are classified within Level 1 of the valuation hierarchy. Level 1 investment securities include highly liquid U.S. Treasury securities. If quoted market prices are not available, then investment securities are classified as Level 2 and fair values are estimated by using pricing models, quoted prices of securities

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

3. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

with similar characteristics or DCFs. Examples of instruments which would generally be classified within Level 2 of the valuation hierarchy include certain CMBS, ABS, CDOs and GSE securities. In cases where there is limited activity or less transparency around inputs to the valuation, investment securities are classified within Level 3 of the valuation hierarchy. Investment securities classified within Level 3 include certain residual interests in securitizations and CDOs, tax-exempt securities, certain Japanese bonds (“TMK securities”) and other less liquid investment securities. The Company estimates the fair value of residual interests in securitizations based on a DCF analysis. See Note 16 for the assumptions used in the estimation of value of residual interests in securitizations. The Company estimates the fair value of tax-exempt securities in inactive markets using inputs from third-party pricing providers for similar securities and makes qualitative adjustments based on current market conditions. The fair value of TMK securities is estimated based on a DCF analysis using spreads and discount rates the Company believes market participants would use given the current market conditions as well as qualitative adjustments for internal risk ratings, anticipated credit losses and collateral values.

Loans Held for Sale

Loans held for sale consist of domestic and international, fixed and floating rate loans that are secured by commercial and multifamily real estate properties. Loans are typically classified as held for sale at the time of origination when the Company does not intend to hold the loan for the foreseeable future or until maturity or payoff. These loans remain classified as held for sale unless a change occurs in the Company’s ability or intent to hold such loans for the foreseeable future or until maturity or payoff. The Company regularly reviews the appropriateness of its loan classifications based on a number of factors, including market demand for the Company’s loan products, liquidity needs and corporate objectives.

In connection with the adoption of SFAS No. 159, the Company elected to account for its loans held for sale at fair value. This election allows the offsetting of the changes in fair value of the loans and the derivative instruments used to economically hedge such loans without the administrative burden of complying with the requirements for hedge accounting under SFAS No. 133. The fair values of the Company’s loans held for sale are generally determined using a pricing model based on current market information obtained from external sources, including updated securitization spreads where appropriate and when available, interest rates, whole loan spreads for each property type based on loan-to-value ratios of collateral and other factors, and bids or indications provided by market participants on specific loans that are actively marketed for sale. In addition, the impact of potential extensions, interest-rate floors and unfunded commitments on the Company’s floating rate loan portfolio are taken into consideration when determining the fair value for each loan. The Company also considers changes in borrowers’ credit status and the fair value of collateral in estimating the fair value of certain loans. Although the Company bases its loan valuations on historical and actual observable inputs to the extent possible, the valuations typically require significant judgment and therefore are estimates. Changes in market conditions, borrower credit-worthiness and collateral values between the dates of management’s estimates and the dates of disposition of the loans can have a significant impact on the amounts ultimately realized upon disposition. The Company’s loans held for sale are classified within Level 2 or Level 3 of the valuation hierarchy.

As of December 31, 2008, loans held for sale for which the fair value option was elected had an aggregate fair value of $3.9 billion and an aggregate unpaid principal balance of $4.8 billion. Interest income on these loans continues to be recorded as a component of interest income in the consolidated statement of operations. Net realized and unrealized losses of $1.0 billion resulting from the changes in

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

3. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

fair value of loans held for sale for which the fair value option was elected were recorded during the year ended December 31, 2008, and reported as a component of net (losses) gains on loans in the consolidated statement of operations. In connection with the adoption of SFAS No. 159, the Company no longer defers recognition of placement fees and direct loan origination costs with respect to its loans held for sale because such loans are carried at fair value. Previously, placement fees and direct loan origination costs were deferred as part of the carrying value of the loans and recognized as a component of the net gain or loss on sale of such loans.

Prior to the adoption of SFAS No. 159, for valuation purposes the loans held for sale portfolio was divided into nine distinct pools, based upon geographic location, loan type (fixed or floating rate), and exit strategy. These pools were consistent with the guidance in SFAS No. 65, “Accounting for Certain Mortgage Banking Activities.” which required that the fair value of a loan should be determined by type of loan, and specifies that either the aggregate or individual loan basis may be used in determining the lower of cost or fair value for each type of loan. The Company utilized the aggregate basis within each of its nine pools. A current fair value for each individual loan was determined with emphasis that the fair value of an asset was a market-based measurement which was determined based upon the assumptions that market participants would use in pricing the loan. The Company accounted for its loans held for sale at the lower of amortized cost or estimated fair value taking into consideration the aggregate value of each of the nine pools. Therefore, the Company’s operating results were negatively affected by changes in the fair value if one or more of its loan pools were valued lower than amortized cost.

Interest income on loans held for sale is recorded on an accrual basis. Interest income is accrued until the loans become 90 days contractually delinquent at which time accrued but uncollected interest is reversed against interest income.

Derivative Instruments

Derivative instruments are carried at fair value. Exchange-traded derivative instruments that are valued using quoted market prices are classified within Level 1 of the valuation hierarchy. However, the majority of the Company’s derivative instruments are not exchange-traded and are valued using internally developed models that use readily observable market parameters and are classified within Level 2 of the valuation hierarchy. Such derivatives include basic interest rate swaps and options and credit default swaps. Derivatives that are valued based upon models with significant unobservable market parameters are classified within Level 3 of the valuation hierarchy. Such derivatives may include unfunded fixed-rate loan commitments.

Deposit Liabilities—Brokered CDs

Upon the adoption of SFAS No. 159, the Company elected to account for all brokered certificates of deposit (“Brokered CDs”) at fair value. Beginning October 1, 2008, the Company elected to account for newly issued Brokered CDs with original maturities greater than one year at amortized cost and simultaneously enter into interest rate swaps to hedge the deposit liabilities against changes in fair value due to changes in the benchmark interest rate. The Company continues to account for Brokered CDs issued with original maturities of one year or less at fair value. To estimate the fair value of Brokered CDs, cash flows are evaluated taking into consideration any embedded derivative features and then are discounted using the appropriate market rates for the applicable maturities. Brokered CDs are classified within Level 2 of the valuation hierarchy because the valuation inputs are primarily based on readily observable pricing information.

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

3. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

The fair value option for Brokered CDs allows the offsetting of the changes in fair value of the Brokered CDs and the derivative instruments used to economically hedge such deposits. Interest expense on these Brokered CDs continues to be recorded as a component of interest expense in the consolidated statement of operations. Net losses of $105.7 million resulting from the changes in fair value of these deposits were recorded during the year ended December 31, 2008, and reported as a component of other gains (losses), net in the consolidated statement of operations. In connection with the adoption of SFAS No. 159, the Company ceased deferring recognition of issuance costs with respect to its Brokered CDs because such deposits are carried at fair value. Previously, issuance costs were deferred and recognized as a component of interest expense over the term of such deposits. Beginning October 1, 2008, the Company accounts for newly issued Brokered CDs with original maturities greater than one year at amortized cost. Related issuance costs for such long-term Brokered CDs are deferred and recognized as a component of interest expense over the term of such deposits.

Loan Sales and Securitizations

The Company periodically enters into transactions in which it sells financial assets, principally commercial mortgage loans. Upon a transfer of financial assets, the Company sometimes retains or acquires subordinated interests in the related assets. In addition, the Company generally retains servicing rights for all mortgage loans sold or securitized.

Gains and losses on such transactions are recognized according to the guidance in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement No. 125” as amended by SFAS No. 156, “Accounting for Servicing of Financial Assets,” or together, “SFAS No. 140,” which is based on a financial components approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.

The gain or loss on sale is determined by allocating the carrying value of the underlying mortgage loans between securities or loans sold and the interests retained, including mortgage servicing rights, based on their fair values. The gain or loss on sale is the difference between the cash proceeds from the sale and the amount allocated to the securities or loans sold. Whether the Company records a gain or loss on sale depends, in part, on the carrying value of the financial assets involved in the transfer, allocated between the assets sold and the interests retained based on their fair values at the date of transfer.

Due to recent market developments summarized in Note 2, the volume and pricing of loan sales and securitizations declined significantly in 2008, which resulted in the Company incurring realized losses compared to historical recognition of realized gains. Realization of gains or losses on future sales is heavily dependent on the extent and timing of recovery of the markets for commercial mortgage products and changes in other market factors.

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

3. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Allowance for Loan Losses

The allowance for loan losses provides for the risk of losses inherent in the Company’s portfolio of loans held for investment. A portion of the allowance for loan losses is used to cover estimated losses on loans that have been specifically identified as being impaired.

In accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan, an amendment of FASB Statements No. 5 and 15,” or “SFAS No. 114,” impaired loans typically consist of those loans for which it is probable the Company will not be able to collect all contractual principal and interest amounts due. An impaired loan is generally valued based on the estimated fair value of the underlying collateral and includes estimated costs of selling or realizing such collateral on a discounted basis. In addition to specific allowances for impaired loans, the Company also maintains allowances that are based upon a collective evaluation of the non-impaired portion of the portfolio as a whole and estimates such losses in accordance with SFAS No. 5, “Accounting for Contingencies,” or “SFAS No. 5.” This analysis considers the Company’s past loan loss experience, the current credit composition of the total portfolio, historical credit migration, property type diversification, default and loss severity statistics, and other relevant factors.

The Company utilizes a risk-rating process for measuring credit exposure that combines quantitative analysis and qualitative judgment in order to measure potential loan losses. The Company initially allocates a quantitative risk rating to a loan based on modeling, or other objective, fact-based credit criteria that consider key financial data, such as a loan’s debt service coverage ratio, loan-to-value ratio and time to maturity, and collateral characteristics, such as a property’s location, type and occupancy. The Company subsequently adjusts its initial quantitative rating based on our assessment of qualitative factors, such as quality of sponsorship, financial reporting, quality and stability of cash flows, loan structure, loan documentation and the loan’s performance relative to underwriting.

The allowance for loan losses is increased as necessary by recording a charge to the provision for loan losses in the consolidated statement of operations. Amounts deemed to be uncollectible are charged against the allowance for loan losses. Amounts recovered on previously charged-off loans are added back to the allowance for loan losses.

Uncertainties about the economies in the Company’s primary market areas, including the United States, increase uncertainty about management’s estimates of the allowance for loan losses. Increases in unemployment and/or low employment, decreases in corporate profits and adverse trends in other key economic indicators may correlate with increasing loan delinquencies and other factors affecting the timing and amounts the Company ultimately realizes on its portfolio of loans held for investment.

Income Recognition and Impairments Relating to Acquired Non-Performing Loans

The Company has acquired non-performing loans, primarily in Asia, with a strategy of restructuring the loans or entering into workouts with borrowers, which may include foreclosure. These loans were typically purchased at a substantial discount to par, reflecting the Company’s determination that it is probable all amounts due under the loans’ governing instruments may not be collected. These loans are accounted for in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” or “SOP 03-3.” Under SOP 03-3, the excess of the estimated undiscounted principal, interest and other cash flows expected to be collected over the initial investment in the acquired asset is accreted into interest income over the expected life of the asset. These loans are classified as held for investment in the consolidated balance sheet.

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

3. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

The amount of accretion for such loans or pools of loans is adjusted when there is an increase or decrease in the expected cash flows. Further, the Company assesses impairment on such loans or pools of loans for which there has been a decrease in expected cash flows in accordance with SOP 03-3 and SFAS No. 114. Impairment is measured based on the present value of the expected cash flows from the loan discounted using the loan’s effective interest rate or, in specific circumstances, through the estimated fair value of the underlying collateral minus the estimated costs of selling or realizing the underlying collateral. Impairment is recognized as a charge to the provision for loan losses in the consolidated statement of operations.

Derivative Instruments and Hedging Activities

The Company uses derivative instruments in connection with its risk management and investment activities. The Company’s primary objective in utilizing derivative instruments is to minimize market risk volatility associated with interest rate and foreign currency risks related to the assets and liabilities of the Company. Minimizing this volatility enables the Company to mitigate the impact of market risk on earnings. Additionally, the Company uses interest rate swaps to more closely match interest rate characteristics of its interest-bearing liabilities with its interest-earning assets. The Company also utilizes derivative instruments to mitigate foreign currency exposure related to foreign currency denominated transactions and its net investments in foreign operations. At times, the Company uses derivative instruments in lieu of cash transactions for investment purposes.

The derivative instruments that the Company has used include swaps, caps, forwards, options, swaptions, spread locks, loan commitments, credit derivatives and treasury-related derivative instruments. These instruments may be exchange-traded or contracted in the over-the-counter market.

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or “SFAS No. 133,” as amended and interpreted, among other pronouncements, by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133,” or “SFAS No. 138,” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” or “SFAS No. 149,” the Company records derivative instruments at estimated fair value on its consolidated balance sheet. Gains and losses resulting from changes in the estimated fair value of such instruments are accounted for depending on whether or not they qualify for hedge accounting.

The Company formally documents its risk management objective and strategy for undertaking various hedge transactions. For transactions that qualify for hedge accounting, this process includes linking the derivatives that are designated as fair value, cash flow, or foreign currency hedges to specific assets, or pools of similar assets, and specific liabilities in the consolidated balance sheet or to forecasted transactions.

Each designated hedging relationship is expected to be highly effective in offsetting the designated risk during the hedge period. The Company formally assesses, both at inception and on an ongoing basis, whether the derivative instruments used in hedging transactions are highly effective in offsetting changes in estimated fair values or cash flows of the hedged items.

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

3. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

The Company discontinues hedge accounting prospectively when: (1) it is determined that the derivative is no longer effective in offsetting changes in the estimated fair value or cash flows of a hedged item (including firm commitments or forecasted transactions); (2) the derivative expires or is sold, terminated, or exercised; or (3) the derivative is no longer designated as a hedge instrument because: a) it is unlikely that a forecasted transaction will occur; b) a hedged firm commitment no longer meets the definition of a firm commitment; or c) management determines that designation of the derivative as a hedge instrument is no longer appropriate. When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair value hedge, the derivative will continue to be carried in the consolidated balance sheet at its estimated fair value. The hedged asset or liability, if not normally carried at estimated fair value, will no longer be adjusted for changes in estimated fair value. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the derivative will continue to be carried in the consolidated balance sheet at its estimated fair value and any asset or liability that was recorded pursuant to recognition of the firm commitment will be removed from the consolidated balance sheet and recognized as a gain or loss in current period earnings. When hedge accounting is discontinued because it is no longer probable that a forecasted transaction will occur, the derivative will continue to be carried in the consolidated balance sheet at its estimated fair value and gains and losses that were recorded in accumulated other comprehensive income, net of tax, will be recognized immediately in current period earnings. In all situations in which hedge accounting is discontinued, the derivative will be carried at its estimated fair value in the consolidated balance sheet with changes in its estimated fair value recognized in current period earnings.

Classification, Valuation, and Impairment of Investment Securities Including Retained Interests in Securitized Assets

When the Company securitizes mortgage loans in transactions accounted for as a sale in accordance with SFAS No. 140, it may retain an interest in the assets sold. These retained interests may take the form of interest-only, investment grade, subordinate, or unrated securities. The subordinate interests that the Company retains provide a form of credit enhancement for the more highly-rated securities.

In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” or “SFAS No. 115,” the classification of investment securities is based on management’s intent with respect to those securities. Investment securities classified as trading are carried at estimated fair value with unrealized gains and losses recognized in current period earnings. Investment securities classified as available for sale are carried at estimated fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income, net of tax, which is a component of stockholders’ equity. Realized gains and losses on the sale of investment securities are determined using the specific identification method and recognized in current period earnings. Interest income is recorded using the interest method which is reviewed and adjusted periodically based on changes in estimated cash flows.

Investment securities classified as available for sale are periodically reviewed for potential impairment in accordance with EITF 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets,” or “EITF 99-20,” and FASB Staff Position (“FSP”) No. EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20,” or “FSP EITF 99-20-1,” or

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

3. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” or “EITF 03-1,” and FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” or “FSP FAS 115-1 and FAS 124-1,” depending on the nature of the security. Impairment is measured using a systematic methodology intended to consider all available evidence. If the carrying value of an investment security exceeds its estimated fair value, the Company evaluates, among other factors, the magnitude and duration of the decline in estimated fair value, the performance of the underlying assets, and the Company’s intent and ability to hold the asset until its value recovers. Once a decline in estimated fair value is determined to be other-than-temporary, an impairment charge is recorded in the Company’s consolidated statement of operations and a new cost basis is established.

Valuation and Impairment of Mortgage Servicing Rights

In accordance with SFAS No. 140, the Company capitalizes originated mortgage servicing rights based upon their fair value when the related loans are sold. Purchased mortgage servicing rights are recorded at their cost at the time of acquisition, which approximates the fair value of such assets. Subsequent to origination or acquisition, mortgage servicing rights (“MSRs”) are carried at the lower of amortized cost or estimated fair value. Amortization expense is recorded for each stratum, as discussed below, in proportion to, and over the period of, the projected net servicing cash flows.

MSRs do not trade in an active, open market with readily observable prices. While sales of MSRs do occur, precise terms and conditions vary with each transaction and are not readily available. Accordingly, the Company estimates the fair value of MSRs using DCF models that calculate the present value of estimated future net servicing income. These models consider and incorporate portfolio characteristics, contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges, other ancillary revenue, costs to service and other economic factors. The Company periodically reassesses and adjusts the underlying inputs and assumptions used in the models to reflect observable market conditions and assumptions that a market participant would consider in valuing an MSR asset. Generally, valuations of servicing rights for commercial mortgages are less sensitive to change than valuations of servicing rights for residential mortgages, due to lower levels of prepayments and other factors.

MSRs are evaluated for impairment by stratifying the portfolio according to predominant risk characteristics, primarily investor and loan type (e.g., CMBS, agency—Fannie Mae’s DUS™ program, agency—non-Fannie Mae’s DUS™ program and other). To the extent that the carrying value of an individual stratum exceeds its estimated fair value, the MSR asset is considered to be impaired. Impairment that is considered to be temporary is recognized through the establishment of a valuation allowance, with a corresponding charge to earnings in the period that the impairment is determined to have occurred. If the impairment is determined to be other-than-temporary, the valuation allowance is reduced along with the carrying value of the MSR. Declines in the value of MSRs are most likely to occur in circumstances when both interest rates are declining and commercial real estate credit markets are competitive, or when defaults on underlying loans increase.

Gains and losses on sales of MSRs are recognized when the related sales contracts have been executed and legal title and substantially all risks and rewards of ownership of the servicing rights have passed to the buyer. Gains and losses are determined as the difference between the net sales proceeds received and the carrying value of the servicing rights sold less costs to sell.

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

3. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Liability for Low-Income Housing Tax Credit Guarantees

The Company syndicated limited partnership interests in affordable housing partnerships. These investments were in the form of limited partner ownership interests that were pooled into funds (“upper-tier funds”). These funds held limited partner ownership interests in various operating partnerships that develop, own, and operate affordable housing properties throughout the United States. In certain upper-tier funds, the Company has guaranteed a specified rate of return to the investors. Returns to investors in the partnerships are principally derived from flow-through low-income housing tax credits and tax losses generated by underlying operating partnership entities (“lower-tier partnerships”).

Syndicated affordable housing partnerships that contain a guarantee are reflected in the Company’s consolidated financial statements under the financing method in accordance with SFAS No. 66, “Accounting for Sales of Real Estate,” or “SFAS No. 66.” More specifically, cash, cash equivalents, restricted cash and equity investments (in the underlying operating partnership entities) of the guaranteed syndicated real estate partnerships are included in the Company’s consolidated balance sheet. Liabilities of the guaranteed syndicated real estate partnerships consist primarily of a financing liability, initially equal to the amount of equity contributed by each investor, payable to each tax credit fund investor. The financing liability, included as a component of real estate syndication proceeds and related liabilities in the consolidated balance sheet, is extinguished over the life of the guaranteed syndicated real estate partnerships as annual tax benefits guaranteed to each investor are delivered.

Returns to investors in the partnerships are principally derived from flow-through low-income housing tax credits and tax losses generated by underlying operating partnership entities. The Company is exposed to losses based on its limited partnership interests and to the investors in the guaranteed syndicated real estate partnerships for a specific guaranteed rate of return. The loss exposure represents the potential under-delivery of income tax benefits by the syndicated real estate partnership to the investors. In the event of a shortfall in the delivery of tax benefits to the investors, the Company is required to make cash payments to the investors of the syndicated affordable housing partnerships.

Costs associated with maintaining the guaranteed yield are quantified initially, and then subsequently evaluated on a quarterly basis, in order to ensure that the recorded liability for each guaranteed tax credit fund is sufficient to cover repayment of principal plus the guaranteed yield to the investors. When deficiencies are identified for a tax credit fund, the liability is increased to cover the shortfall associated with that tax credit fund. The loss contingency policy is governed by SFAS No. 5, which requires establishment of a liability for losses when it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. The SFAS No. 5 liability is reduced as payments are made to settle it. When the Company applied push down accounting on March 23, 2006 as a result of the Sponsor Transactions, the Company recorded an estimate of the fair value of the guarantees, which was in excess of the liability determined under SFAS No. 5. The Company amortizes that excess using a systematic and rational method, which approximates straight-line over the period of delivery of the tax benefits to investors, except that amortization of the liability for a particular fund may be accelerated when certain events occur and result in partial settlement of the guarantee, such as the sale of a lower-tier partnership and related settlement with the guaranteed investors.

The estimate of the fair value of the aforementioned guarantee liability recorded in push down accounting, and periodic estimates of SFAS No. 5 liabilities described above, involve significant

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

3. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

estimates with varying degrees of uncertainty. Amounts ultimately realized as income by the Company as the liability for real estate syndication proceeds and related liabilities is reduced are uncertain as to timing, and the total amount realized over time depends on the operating performance of the lower-tier partnerships and the ability of the upper-tier funds to deliver tax credits and, in some cases, guaranteed yields, to investors. The Company has not originated any new lower-tier partnerships since 2005, and the remaining expected lives of the upper-tier funds vary from one to 14 years.

Accounting for Income Taxes

Prior to the Sponsor Transactions, the Company had operated within the General Motors Corporation (“GM”)-controlled tax group under the principles of a tax-sharing arrangement. Under this arrangement, the Company was generally treated as a standalone taxpayer, except with regard to foreign tax credits and net operating losses. The Company would receive credit for such attributes only if the GM group as a whole could utilize such benefits.

Upon the closing of the Sponsor Transactions, the Company became deconsolidated from the GM-controlled tax group. Therefore, the Company is no longer an eligible member of the GM consolidated tax return for any periods after the date of the Sponsor Transactions. Thus, the Company is now liable for worldwide taxes based solely on its consolidated operations as a standalone taxpayer. Moreover, based on applicable tax rules, certain tax attributes represented by net operating losses and foreign tax credits were specifically allocated by GM to the Company in respect to an intercompany receivable due from GM. These amounts were reclassified as deferred tax assets in the consolidated balance sheet as of the Sponsor Transactions date.

The Company accounts for income taxes under the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes, as amended,” or “SFAS No. 109.” On January 1, 2007, the Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” or “FIN 48,” which clarifies SFAS No. 109 by defining the confidence level that an income tax position must meet in order to be recognized in the financial statements. FIN 48 requires the tax effects of a position to be recognized only if it is “more-likely-than-not” to be sustained solely on its technical merits. The “more-likely-than-not” threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered “more-likely-than-not” to be sustained based solely on its technical merits, no benefits of the tax position are to be recognized.

As a result of adopting FIN 48, management reviewed the income tax positions it has recorded in the application of push down accounting and has evaluated the impact of EITF 93-7, “Uncertainties Related to Income Taxes in a Purchase Business Combination,” or “EITF 93-7,” as it relates to income tax exposures related to periods prior to the Sponsor Transactions. Under the guidance of EITF 93-7, the Company recorded the impact of adopting FIN 48 on its Predecessor period tax liabilities as an increase to goodwill in the consolidated balance sheet. For its Successor period tax liabilities, the Company recorded the impact of adopting FIN 48 as a cumulative effect adjustment to retained earnings in the consolidated balance sheet. Adjustments to tax liabilities subsequent to the adoption of FIN 48 (e.g., through actual or effective settlement) are recorded through income tax expense or through additional adjustments to goodwill depending on whether the liabilities arose from transactions prior to or after the Sponsor Transactions. The Company classifies interest and penalties related to unrecognized tax benefits as income tax expense. See Note 15 for the impact of adopting FIN 48 on the Company’s consolidated financial statements.

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

3. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

The Company recognizes tax credits (net of any expected recapture) from its investments in un-syndicated low-income housing tax credit, or “LIHTC” limited partnership interests and retained interests in syndicated LIHTC partnerships as an investor to the extent they are delivered to a lower-tier LIHTC partnership and reflected on its income tax return. These tax credits are recognized as a reduction to income tax expense in the Company’s consolidated statement of operations.

The Company establishes valuation allowances for its deferred tax assets based on a “more-likely-than-not” threshold. The Company’s ability to realize its deferred tax assets depends on its ability to generate sufficient taxable income within the carryback or carryforward periods provided for by law within each applicable tax jurisdiction. Management evaluates all positive and negative evidence, including scheduled reversals of existing deferred tax liabilities, projected future taxable income and tax planning strategies. Management also considers the nature, frequency and severity of recent losses and the duration of statutory carryforward periods. In making such judgments, significant weight is given to evidence that can be objectively verified. Concluding that a valuation allowance is not required is difficult when there is significant negative evidence that is objective and verifiable, such as cumulative losses in recent years.

If the Company generates future taxable income in jurisdictions where it has recorded full valuation allowances, on a sustained basis, management’s conclusion regarding the need for full valuation allowances in these tax jurisdictions could change, resulting in the reversal of some or all of the valuation allowances. If the Company’s operations generate taxable income prior to reaching profitability on a sustained basis, the Company would reverse a portion of the valuation allowance related to the corresponding realized tax benefit for that period, without changing management’s conclusions on the need for a full valuation allowance against the remaining net deferred tax assets.

The valuation of deferred tax assets requires significant judgment. The Company’s accounting for deferred tax consequences of events that have been recognized in its financial statements and its future taxable income represent management’s best estimate of those future events.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash in banks and in overnight investments. The Company also considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. Cash equivalents are reported at cost, which approximates fair value. Restricted cash represents cash that is restricted as to withdrawal or usage and includes amounts required to be maintained in escrow under certain of the Company’s debt obligations, amounts required to meet certain regulatory liquidity ratios, and cash held by the Company’s consolidated low-income housing tax credit funds that is required to be held in accordance with third-party investor agreements.

Loans Held for Investment

Loans held for investment include domestic and international, fixed and floating rate loans secured by real estate which are not expected to be sold, and construction loans for multifamily projects, affordable housing projects and commercial buildings. Such loans are carried at amortized cost, net of deferred origination fees, costs and any associated premiums or discounts, less an allowance for loan losses. The Company believes it has the intent and ability to hold these loans for the foreseeable future or until their maturity or payoff.

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

3. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Interest income on loans held for investment is accrued as earned. Interest income is generally accrued until the loans become 90 days contractually delinquent at which time accrued but uncollected interest is reversed against interest income and interest income is subsequently recorded when collected. Loans return to an accrual status when principal and interest become current and are anticipated to be fully collected. Loan origination fees and costs are deferred and recognized as yield adjustments over the life of the related loan pursuant to SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases—an amendment of FASB Statements No. 13, 60, and 65 and a rescission of FASB Statement No. 17” or “SFAS No. 91.”

Real Estate Investments

Real estate investments include real estate held for sale, held for investment and acquired through foreclosure. Real estate held for sale consists primarily of domestic and international real estate assets that are expected to be disposed of by sale within one year. The designation and carrying value of such assets are determined in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets, as amended,” or “SFAS No. 144.” Real estate held for sale is carried at the lower of cost, including impairments, or estimated fair value less costs to sell and is not depreciated. Real estate held for investment consists primarily of office buildings, hotels, retail and distribution centers, vacant land and parking lots. In addition, real estate held for investment consists of real estate owned by general partnerships that operate domestic affordable housing projects where the Company is the general partner or has consolidated the affordable housing projects when it has been determined the Company is the primary beneficiary of the partnerships under FIN 46R. Real estate held for investment is carried at cost less accumulated depreciation and is periodically reviewed for impairment in accordance with SFAS No. 144. Real estate acquired through foreclosure is initially recorded at estimated fair value less costs to sell and subsequently carried at the lower of cost or estimated fair value less costs to sell and any related valuation allowances.

Equity Investments

The Company acquires and holds non-marketable equity positions in certain real estate projects. Such equity positions are in the form of limited partnership and limited liability company investments and are accounted for under the equity method. The Company also holds non-marketable equity investments in commercial mortgage-backed securities (“CMBS”), mezzanine debt and real estate investment funds accounted for under the equity method. The investments made by certain of these funds are carried by the funds at estimated fair value and, accordingly, the Company’s equity in the earnings of the investees includes both net investment income and net realized and unrealized gains and losses. Valuations of the underlying investments in such funds are subject to many of the same risks and uncertainties affecting the valuations of the Company’s directly-owned loans and investment securities, and the Company’s operating results are affected to the extent of its equity interests in such funds.

The Company also holds non-marketable equity investments in entities that invest in pools of performing and non-performing commercial loans and real estate assets, including non-performing

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

3. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

commercial and mortgage loans. Non-performing investments are purchased at discounts to par at a market yield that is commensurate with the related risk. Resolutions are typically accomplished through sale of the underlying collateral, discounted payoff, debt restructuring or foreclosure. Income is recognized as earned based on the Company’s participation interest in the underlying equity method investment.

Non-marketable equity investments that are not carried at fair value, as described above, are reviewed for impairment. In evaluating whether a decline in value of an equity investment is other-than-temporary, the Company evaluates the investee’s ability to generate and sustain an earnings capacity that would support the carrying value of the investment, as well as the Company’s ability and intent to hold the investment until the decline in value is recovered. When it is determined that an other-than-temporary impairment has occurred, the Company records a charge for the difference between the investment’s carrying value and its fair value.

Goodwill

Goodwill represents the excess of the cost of an acquired business over the estimated fair value of identifiable assets and liabilities acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” or “SFAS No. 142,” goodwill is reviewed for impairment at the reporting unit level and is not amortized. A reporting unit is an operating segment or one level below an operating segment as that term is defined in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” or “SFAS No. 131.” The Company reviews goodwill for impairment annually in the fourth quarter. The Company may also review goodwill for impairment more frequently if events or changes in circumstances indicate that the asset might be impaired. An impairment loss is recorded to the extent that the carrying value of goodwill exceeds its implied fair value, which is determined based on a DCF analysis.

Intangible Assets

The Company holds intangible assets which primarily consist of customer relationships and contracts. These intangible assets were initially recorded at estimated fair value. In accordance with SFAS No. 142, these intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from 3 to 14 years. The Company reviews intangible assets for impairment annually in the fourth quarter. The Company may also review intangible assets for impairment more frequently if events or changes in circumstances indicate that the asset might be impaired. An impairment loss is recorded to the extent that the carrying value of the intangible asset exceeds its implied fair value, which is determined based on a DCF analysis.

Mezzanine Equity

The Company issued common stock to Management Stockholders for estimated fair value. The shares are redeemable upon the occurrence of certain events. The Company classifies this equity in accordance with EITF D-98, “Classification and Measurement of Redeemable Securities,” or “EITF D-98” which requires that conditionally redeemable securities be classified outside of permanent stockholders’ equity. Accordingly, the Company classifies these shares as mezzanine equity. There were 14,229,713 and 20,126,963 shares of common stock classified as mezzanine equity as of December 31, 2008 and 2007, respectively.

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

3. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Stock-Based Compensation

The Company has a stock option award program which provides Management Stockholders with the option to purchase shares of common stock at a specified price, once certain time-based and performance-based vesting conditions are met. The Company accounts for share-based payments issued to employees and non-employee directors in accordance with SFAS No. 123 (Revised 2004), “Share-Based Payment” or “SFAS No. 123R.” This statement establishes the standards for accounting for transactions in which an enterprise receives goods or employee services in exchange for equity instruments of the enterprise, or incurs liabilities in exchange for goods or employee services that are based on the estimated fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. Accordingly, the Company measures the fair value of its option awards based on the grant date fair value of the award, which is estimated through a Black-Scholes option-pricing model.

The Company has classified these stock options as equity instruments under the guidelines of SFAS No. 123R. The Company recognizes compensation expense associated with these equity instruments as a component of compensation and benefits for the portion of outstanding awards which are ultimately expected to vest. These instruments are recognized in expense over the requisite service period, which the Company considers to be the vesting period of the options.

Earnings per share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options. In periods where losses are reported, the weighted-average number of diluted common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

Guarantees other than Low-Income Housing Tax Credit Guarantees

For guarantees issued since January 1, 2003, the Company records liabilities equal to the estimated fair value of the guarantee obligations undertaken. For guarantee obligations for which the Company receives fees in exchange for undertaking the obligation, the fees received are considered to be a measure of estimated fair value in accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” or “FIN 45.”

For mortgage loans originated under the Fannie Mae Delegated Underwriting and Servicing (“DUS™”) program, the Company accounts for its exposure to loss under the service contract with Fannie Mae as a guarantee under FIN 45, recording a liability that approximates the cash flows deemed to represent remaining compensation for the Company’s guarantee or, if greater, the Company’s expected loss.

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

3. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Recently Issued Accounting Standards

In April 2007, the FASB issued FSP No. FIN 39-1, “Amendment of FASB Interpretation No. 39,” or “FSP FIN 39-1.” FSP FIN 39-1 modifies FIN No. 39, “Offsetting of Amounts Related to Certain Contracts,” and permits companies to offset cash collateral receivables or payables with net derivative positions under certain circumstances. FSP FIN 39-1 was effective for the Company on January 1, 2008. The adoption of FSP FIN 39-1 did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” or “SFAS No. 141R,” which is intended to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements. To achieve this goal, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. Prior to the adoption of SFAS No. 141R, any adjustments to the FIN 48 reserve are recorded as an increase to goodwill if an expense and, if a benefit, are applied (a) first to reduce to zero any goodwill related to the acquisition, (b) second to reduce to zero other noncurrent intangible assets related to the acquisition, and (c) third to reduce income tax expense. Subsequent to the adoption of SFAS No. 141R, the above rule will no longer apply and any expense or benefit associated with realizing (or re-measuring) unrecognized tax benefits will be recorded as part of income tax expense. SFAS No. 141R shall be applied by the Company prospectively to business combinations for which the acquisition date is after January 1, 2009. Management is currently evaluating the potential impact of SFAS No. 141R on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51,” or “SFAS No. 160,” which is intended to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries as equity (as opposed to as a liability or mezzanine equity) in the consolidated financial statements. In addition, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS No. 160 is effective for the Company on January 1, 2009. Management is currently evaluating the impact of SFAS No. 160 on the Company’s consolidated financial statements.

In February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157,” or “FSP FAS 157-2.” This FSP delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. FSP FAS 157-2 became effective upon issuance and was adopted by the Company.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133,” or “SFAS No. 161.” SFAS No. 161 changes disclosure requirements about (a) how and why an entity uses derivative instruments, (b) how

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

3. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company on January 1, 2009. Management is currently evaluating the potential impact of SFAS No. 161 on the disclosures included in the Company’s consolidated financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” or “FSP FAS 142-3.” This FSP amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset under SFAS No. 142. The FSP affects entities with recognized intangible assets and is effective for the Company on January 1, 2009. This new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in business combinations and asset acquisitions. The adoption of FSP FAS 142-3 is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” or “FSP EITF 03-6-1.” This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, “Earnings per Share.” This FSP requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents as a separate class of securities in calculating earnings per share. The FSP is effective for the Company on January 1, 2009. All prior-period earnings per share data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform to the provisions of this FSP. Early application is not permitted. The adoption of FSP EITF 03-6-1 is not expected to have a material impact on the Company’s calculation of earnings per share.

In September 2008, the FASB issued FSP No. FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.” The FSP amends SFAS No. 133 to require certain disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. The FSP also amends FIN 45 to require additional disclosures about the current status of the payment/performance risk of a guarantee. The FSP also clarifies that, as noted above, SFAS No. 161 is effective for the Company on January 1, 2009. The provisions of the FSP that amend SFAS No. 133 and FIN 45 were effective for the Company on December 31, 2008. The adoption of the FSP did not have a material impact on the Company’s consolidated financial statements.

In September 2008, the FASB issued EITF 08-05, “Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement,” or “EITF 08-05.” EITF 08-05 requires issuers of liability instruments with a third-party guarantee or other credit enhancement to exclude the effect of the credit enhancement when measuring the liability’s fair value. The effect of initially applying the guidance in EITF 08-05 shall be included in the change in fair value in the period of adoption. EITF 08-05 is effective for the Company on January 1, 2009. Management is currently evaluating the potential impact of EITF 08-05 on the Company’s consolidated financial statements.

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

3. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” or “FSP FAS 157-3.” FSP FAS 157-3 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS No. 157. The FSP clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP became effective upon issuance. The Company has considered this guidance in measuring the fair value of assets and liabilities.

In November 2008, the FASB issued EITF 08-06, “Equity Method Investment Accounting Considerations,” or “EITF 08-06.” EITF 08-06 addresses the potential effect of SFAS No. 141R and SFAS No.160 on equity method accounting under Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” or “Opinion No. 18.” EITF 08-06 will continue existing practices under Opinion No. 18 including the use of a cost accumulation approach to initial measurement of the investment. The EITF will not require the investor to perform a separate impairment test on the underlying assets of an equity method investment. However, an equity method investor is required to recognize its proportionate share of impairment charges recognized by the investee, adjusted for basis differences, if any, between the investee’s carrying value for the impaired assets and the cost allocated to such assets by the investor. The investor is also required to perform an overall other-than-temporary impairment test of its investment in accordance with Opinion No. 18. EITF 08-06 is effective for the Company on January 1, 2009. Management is currently evaluating the potential impact of EITF 08-06 on the Company’s consolidated financial statements.

In December 2008, the FASB issued FSP FAS No.140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” The purpose of this FSP is to improve disclosures by public entities and enterprises until the pending amendments to SFAS No. 140 and FIN 46R are finalized and approved by the FASB board. The FSP amends SFAS 140 to require public entities to provide additional disclosures about transferors’ continuing involvement with transferred financial assets. It also amends FIN 46R to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. The FSP also requires disclosures by a public enterprise that is (a) a sponsor of a qualifying special-purpose entity (“SPE”) that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE. The FSP increases disclosure requirements for public companies and is effective for reporting periods (interim and annual) that end after December 15, 2008. FSP FAS 140-4 and FIN 46(R)-8 was adopted by the Company upon issuance. The Company has considered this guidance in preparing the disclosures included in the Company’s consolidated financial statements.

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF 99-20,” or “FSP EITF 99-20-1.” This FSP amends EITF 99-20 to align the guidance on other-than-temporary impairments for beneficial interests with the guidance in SFAS No. 115 and other related guidance. The FSP was effective for the Company on December 31, 2008. The adoption of FSP EITF 99-20-1 did not have a material impact on the Company’s consolidated financial statements.

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

3. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” or “FSP FAS 157-4,” to provide additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of market activity for the asset and liability have significantly decreased. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. Management is currently evaluating the impact of FSP FAS 157-4 on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” or “FSP FAS 115-2 and FAS 124-2.” The FSP modified the requirement in existing accounting guidance to demonstrate the intent and ability to hold an investment security for a period of time sufficient to allow for any anticipated recovery in fair value. When the fair value of a debt or equity security has declined below the amortized cost at the measurement date, an entity that intends to sell a security or is more-likely-than-not to sell the security before the recovery of the security’s cost basis must recognize the other-than-temporary impairment in earnings. For a debt security with a fair value below the amortized cost at the measurement date where it is more-likely-than-not that an entity will not sell the security before the recovery of its cost basis, but an entity does not expect to recover the entire cost basis of the security, the security is considered other-than-temporarily impaired. The related other-than-temporary impairment loss on the debt security will be recognized in earnings to the extent of the credit losses with the remaining impairment loss recognized in accumulated other comprehensive income. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009. Management is currently evaluating the impact of FSP FAS 115-2 and FAS 124-2 on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” or “FSP FAS 107-1 and APB 28-1”. The FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” or “SFAS No. 107,” to require an entity to provide disclosures about fair value of financial instruments in interim financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009. Management is currently evaluating the impact of FSP FAS 107-1 and APB 28-1 on the Company’s consolidated financial statements.

4. Investment Securities Available For Sale

Investment securities classified as available for sale include: CMBS; asset-backed securities (“ABS”); collateralized debt obligations (“CDOs”) which may be collateralized by CMBS, unsecured real estate investment trust debt and other real estate-related investments; tax-exempt securities; TMK securities; securities backed by Ginnie Mae, Fannie Mae and Freddie Mac (government sponsored enterprise or “GSE securities”); U.S. Treasury securities; and other investment securities.

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

4. Investment Securities Available For Sale (Continued)

The following table summarizes the Company’s investment securities classified as available for sale as of December 31, 2008, by security type (in thousands):

	Amortized cost	Unrealized gains	Unrealized losses	Fair value
CMBS, ABS and CDOs	$43,459	$917	$—	$44,376
Tax-exempt securities	242,568	57	—	242,625
TMK securities	325,343	—	—	325,343
GSE securities	219,264	7	—	219,271
U.S. Treasury and other securities	12,033	319	—	12,352

Total	$842,667	$1,300	$—	$843,967

The following table summarizes the Company’s investment securities classified as available for sale as of December 31, 2007, by security type (in thousands):

	Amortized cost	Unrealized gains	Unrealized losses	Fair value
CMBS, ABS and CDOs	$104,252	$16,265	$(2,646)	$117,871
Tax-exempt securities	247,395	3,162	(58)	250,499
TMK securities	311,827	821	(486)	312,162
GSE securities	235,138	1,404	(417)	236,125
U.S. Treasury and other securities	32,346	679	—	33,025

Total	$930,958	$22,331	$(3,607)	$949,682

The following table summarizes the gross realized gains and losses recognized by the Company on sales of investment securities classified as available for sale and the related proceeds received on such sales (in thousands):

	Successor			Predecessor
	Year ended December 31, 2008	Year ended December 31, 2007	Period from March 23, 2006 to December 31, 2006	Period from January 1, 2006 to March 22, 2006
Gains recognized	$624	$21,322	$10,706	$—
Losses recognized	(100)	(6,535)	(1,592)	(630)

Net gains (losses)	$524	$14,787	$9,114	$(630)

Proceeds received	$21,507	$215,322	$152,485	$70,611

The gains and losses were recorded as a component of net (losses) gains on investments and real estate in the consolidated statement of operations. The proceeds received for the year ended December 31, 2007 do not include the transfer of investment securities in connection with the Company’s sale of a majority of its affordable housing debt platform in February 2007.

The Company has pledged investment securities classified as available for sale with a carrying value of $456.6 million and $489.1 million as of December 31, 2008 and 2007, respectively, primarily to support LIHTC yield guarantees and debt obligations.

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

4. Investment Securities Available For Sale (Continued)

The Company evaluates unrealized losses to identify those impairments that would be considered other-than-temporary. The Company’s evaluation includes a credit analysis of its investment securities based on the preparation of cash flow projections reflecting its monitoring of the underlying assets and relevant market information. In the case of subordinate CMBS, ABS and CDOs, the Company also considers its projected loss position in the relevant securities. Impairments considered other-than-temporary typically result from a decline in the projected cash flows due to increased loss projections and the Company’s determination that the impairments will not otherwise be recovered. As a result of the Company’s evaluation, and its conclusion that the amount it expects to recover on some of its investment securities was less than the amortized cost of those securities, the Company recognized charges for declines in value in certain investment securities classified as available for sale, primarily consisting of CMBS, ABS and CDOs, that were considered other-than-temporary and generally related to credit worthiness of issuers. Related impairment charges recognized for such declines in value were $53.6 million and $26.9 million for the years ended December 31, 2008 and 2007, respectively, $1.4 million for the period from March 23, 2006 to December 31, 2006 and none for the period from January 1, 2006 to March 22, 2006. In addition, as of December 31, 2008, management determined that the Company may no longer have the ability to hold certain securities where the fair value had declined below amortized cost for a period of time sufficient to allow for the recovery in fair value. As a result of this determination, the Company recognized a $56.4 million impairment charge on those securities that were in an unrealized loss position as of December 31, 2008. The impairment charges were recorded as a component of net (losses) gains on investments and real estate in the consolidated statement of operations.

The following table summarizes the fair value and gross unrealized losses of the Company’s investment securities classified as available for sale, aggregated by length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2007 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
CMBS, ABS and CDOs	$33,955	$(1,518)	$20,120	$(1,128)	$54,075	$(2,646)
Tax-exempt securities	—	—	1,991	(58)	1,991	(58)
TMK securities	87,086	(194)	89,748	(292)	176,834	(486)
GSE securities	49,319	(72)	96,851	(345)	146,170	(417)

Total	$170,360	$(1,784)	$208,710	$(1,823)	$379,070	$(3,607)

The following table summarizes the maturities of debt securities classified as available for sale as of December 31, 2008 (in thousands):

	Amortized cost	Fair value
Due in one year or less	$227,483	$227,505
Due after one year through five years	167,004	168,105
Due after five years through ten years	2,310	2,116
Due after ten years	445,870	446,241

Total	$842,667	$843,967

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

4. Investment Securities Available For Sale (Continued)

The maturities reported in the above table reflect the instruments’ final maturity dates. Actual maturities may differ from the maturities reported above due to periodic payments and prepayments.

The Company’s subordinated CMBS and CDO securities provide credit support to the more senior classes of the related securitization. Cash flows from the assets underlying the CMBS and CDO investment securities generally are allocated first to the senior classes, with the most senior class having a priority entitlement to cash flow. Then, any remaining cash flows are allocated generally among the other CMBS and CDO security classes in order of their relative seniority. To the extent there are defaults and unrecoverable losses on the underlying investments, resulting in reduced cash flows, the most subordinated CMBS and CDO securities class will bear this loss first. To the extent there are losses in excess of the most subordinated class’ entitlement to principal and interest, the remaining CMBS and CDO securities classes will bear such losses in order of their relative subordination level.

5. Loans Held for Sale

The following table summarizes the Company’s loans held for sale as of December 31, 2008 and 2007, by loan type, carried at fair value as of December 31, 2008 and at the lower of amortized cost or fair value as of December 31, 2007 (in thousands):

	December 31, 2008	December 31, 2007
Floating rate mortgage loans	$3,178,369	$6,653,675
Fixed rate mortgage loans	788,317	1,118,042
Construction loans	3,997	12,052

Total	$3,970,683	$7,783,769

The Company periodically reviews its loan portfolio to determine whether any changes in classification should be made between “held for sale” and “held for investment.” The Company classifies a loan as “held for investment” when it intends to hold the loan for the foreseeable future or until maturity or payoff. The Company defines “foreseeable future” based upon what it believes to be reasonable under the circumstances, including events and conditions that the Company can reasonably anticipate. The Company considers many factors in determining what the “foreseeable future” is including: its financial condition and liquidity positions; its anticipated capital requirements; its business strategy and operating plans; the current and expected economic environment and market conditions; and the nature and type of loans, including expected durations. The consideration of many of these factors requires the Company to make forward-looking evaluations for a period of time not less than twelve months. Beyond the twelve-month period, the Company is less confident in its ability to predict future events. If the Company is aware of any specific events which are likely to occur beyond the twelve-month period but prior to a loan’s maturity or payoff, the Company considers such events in its evaluation. Based upon its analysis of the factors and all other relevant information, the Company determines whether the loan should be classified as either “held for sale” or “held for investment.” No loans were transferred from “held for sale” to “held for investment” during the year ended December 31, 2008. During the year ended December 31, 2007, approximately $4.5 billion of loans were transferred from “held for sale” to “held for investment” at the lower of amortized cost or fair value. The amortized cost basis of such loans exceeded estimated fair value by approximately $76.6 million. This amount is reported as a component of net (losses) gains on loans in the consolidated statement of operations for the year ended December 31, 2007.

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

5. Loans Held for Sale (Continued)

The Company has pledged loans held for sale with a carrying value totaling $1.2 billion and $2.6 billion as of December 31, 2008 and 2007, respectively, to support debt obligations.

The following table summarizes the Company’s loans held for sale as of December 31, 2008 and 2007, by collateral type (in thousands):

December 31, 2008			December 31, 2007
Collateral type	Carrying amount	Percent of portfolio	Collateral type	Carrying amount	Percent of Portfolio
Multifamily	$1,131,849	28%	Retail	$2,010,241	26%
Office	1,041,867	26	Multifamily	1,775,332	23
Retail	497,693	13	Office	1,745,748	22
Hospitality	431,605	11	Hospitality	517,102	7
Healthcare	188,849	5	Healthcare	247,720	3
Mixed-use and other	678,820	17	Mixed-use and other	1,487,626	19

Total	$3,970,683	100%	Total	$7,783,769	100%

The following table summarizes the Company’s loans held for sale by location of underlying collateral as of December 31, 2008 and 2007, by geographic region (in thousands):

December 31, 2008			December 31, 2007
	Amount	Percent of portfolio		Amount	Percent of portfolio
North America	$3,475,691	88%	North America	$4,970,429	64%
Asia	288,910	7	Asia	209,732	3
Europe	206,082	5	Europe	2,603,608	33

Total	$3,970,683	100%	Total	$7,783,769	100%

The collateral underlying the Company’s loans held for sale in North America is widely dispersed across many markets and major metropolitan areas in the United States.

In April 2008, in two separate transactions, certain subsidiaries of the Company completed the sale of significant interests in 39 loans held for sale in the Company’s European loan portfolio to an institutional buyer for a total aggregate sale price of approximately $1.8 billion.

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

5. Loans Held for Sale (Continued)

Prior to the adoption of SFAS No. 159, the amount by which the amortized cost basis of loans held for sale exceeded estimated fair value was recorded as a valuation allowance. The following table summarizes activity related to the Company’s valuation allowance in prior years (in thousands):

	Successor		Predecessor
	Year ended December 31, 2007	Period from March 23, 2006 to December 31, 2006	Period from January 1, 2006 to March 22, 2006
Balance at beginning of period	$26,422	$30,167	$27,314
Initial impact of push down adjustments	—	(30,167)	—
Lower of cost or fair value adjustment	222,056	26,400	2,782
Loans charged off	(18,814)	(12)	—
Foreign currency translation adjustment	674	34	71
Transfers and other	(74,951)	—	—

Balance at end of period	$155,387	$26,422	$30,167

With the implementation of push down accounting in connection with the Sponsor Transactions, the valuation allowance as of March 22, 2006 was transferred to the carrying value of loans held for sale as a basis adjustment to the carrying value of such loans on March 23, 2006.

6. Loans Held for Investment

The following table summarizes the Company’s loans held for investment as of December 31, 2008 and 2007, by loan type (in thousands):

	December 31, 2008	December 31, 2007
Floating rate mortgage loans	$5,895,031	$5,172,955
Fixed rate mortgage loans	692,780	579,909
Construction loans	1,423,119	809,234
Acquired non-performing loans	305,261	358,368

Total	8,316,191	6,920,466
Allowance for loan losses	(108,211)	(28,752)

Net	$8,207,980	$6,891,714

The “Total” amounts set forth in the table above are equal to the unpaid principal balance of the loans less the amount of any fair value adjustments applied to any loans that were previously classified as held for sale and other discounts to carrying value. The aggregate amount of such adjustments/ discounts for all loans held for investment was $56.0 million and $106.6 million as of December 31, 2008 and 2007, respectively.

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

6. Loans Held for Investment (Continued)

The following table summarizes the Company’s loans held for investment as of December 31, 2008 and 2007, by collateral type (in thousands):

December 31, 2008			December 31, 2007
Collateral type	Amount	Percent of portfolio	Collateral type	Amount	Percent of Portfolio
Hospitality	$1,716,490	21%	Healthcare	$1,364,009	20%
Healthcare	1,511,110	18	Office	1,306,374	19
Office	1,493,476	18	Multifamily	1,052,954	15
Multifamily	1,235,706	15	Hospitality	1,041,070	15
Retail	809,169	10	Retail	798,413	12
Mixed-use and other	1,550,240	18	Mixed-use and other	1,357,646	19

Total	$8,316,191	100%	Total	$6,920,466	100%

The Company has pledged loans held for investment with carrying values totaling $4.5 billion and $1.4 billion as of December 31, 2008 and 2007, respectively, to support debt obligations.

The following table summarizes the Company’s loans held for investment by location of underlying collateral as of December 31, 2008 and 2007, by geographic region (in thousands):

December 31, 2008			December 31, 2007
	Amount	Percent of portfolio		Amount	Percent of portfolio
North America	$7,590,037	91%	North America	$5,954,845	86%
Asia	506,431	6	Asia	639,630	9
Europe	219,723	3	Europe	325,991	5

Total	$8,316,191	100%	Total	$6,920,466	100%

The collateral underlying the Company’s loans held for investment in North America is widely dispersed across many markets and major metropolitan areas in the United States.

The Company’s allowance for loan losses is established, monitored and maintained on the basis of past loan experience, the current composition of the portfolio, historical credit migration, property type diversification, default, loss severity, industry loss experience, economic conditions and trends, and other relevant factors.

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

6. Loans Held for Investment (Continued)

The following table summarizes activity related to the Company’s allowance for loan losses (in thousands):

	Successor			Predecessor
	Year ended December 31, 2008	Year ended December 31, 2007	Period from March 23, 2006 to December 31, 2006	Period from January 1, 2006 to March 22, 2006
Balance at beginning of period	$28,752	$61,715	$27,594	$31,283
Initial impact of push down adjustments	—	—	(27,594)	—
Provision for loan losses	179,665	32,666	73,585	1,031
Loans charged off	(82,264)	(70,880)	(13,323)	(4,756)
Foreign currency translation adjustment	98	4,898	1,200	36
Transfers and other(1)	(18,040)	353	253	—

Balance at end of period	$108,211	$28,752	$61,715	$27,594

Note:

(1)	“Transfers and other” includes the impact of transfers of loans held for investment to real estate acquired through foreclosure.

With the implementation of push down accounting in connection with the Sponsor Transactions, the allowance for loan losses as of March 22, 2006 was transferred to the carrying value of mortgage loans held for investment as a basis adjustment to the carrying value of such loans on March 23, 2006.

The following table summarizes information about loans originated by the Company that are held for investment and have specifically been identified as being impaired as of December 31, 2008 and 2007 (in thousands):

	December 31, 2008	December 31, 2007
Impaired loans with an allowance for loan losses	$330,822	$56,761
Impaired loans without an allowance for loan losses	54,473	44,474

Total impaired loans	385,295	101,235
Allowance for loan losses on impaired loans	(50,111)	(6,919)

Net impaired loans	$335,184	$94,316

The average balance of total impaired loans was $180.3 million, $117.7 million and $111.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The allowance for loan losses on impaired loans is included in the Company’s overall allowance for loan losses. The Company does not recognize interest income on impaired loans. Impaired loans also include loans that have been modified in troubled debt restructurings where concessions to borrowers who experienced financial difficulties have been granted.

As discussed in Note 3, the Company purchased non-performing loans at significant discounts to the loans’ unpaid principal balance, principally in Asia. At the time of acquisition, these loans evidenced credit quality deterioration and the probability that not all contractual payments would be

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

6. Loans Held for Investment (Continued)

collected. The Company established an allowance for loan losses on acquired non-performing loans of $3.6 million as of December 31, 2008. In addition, charges for impairments of acquired non-performing loans totaled $55.4 million and $12.5 million for the years ended December 31, 2008 and 2007, respectively, $11.3 million for the period from March 23, 2006 to December 31, 2006, and $1.5 million for the period from January 1, 2006 to March 22, 2006.

The carrying value of acquired non-performing loans, net of the allowance for loan losses, totaled $301.7 million and $358.4 million as of December 31, 2008 and 2007, respectively. Certain of the acquired non-performing loans are accounted for using the cost recovery method because the Company cannot reasonably estimate the timing and amount of expected future cash flows. The following table summarizes the carrying amounts of acquired non-performing loans accounted for using the cost recovery method (in thousands):

	December 31, 2008	December 31, 2007
Loans acquired during the year	$63	$1
Loans at the end of period	206,301	127,419

The following table summarizes activity related to the accretable yield on acquired non-performing loans that are not accounted for using the cost recovery method (in thousands):

	December 31, 2008	December 31, 2007
Balance at beginning of period	$45,600	$84,886
Additions	29,997	29,041
Accretion	(23,954)	(59,002)
Disposals	(1,462)	(5,675)
Transfers to cost recovery method	(26,029)	(3,650)

Balance at end of period	$24,152	$45,600

Acquisitions of non-performing loans were not material during the year ended December 31, 2008. During the year ended December 31, 2007, the Company acquired non-performing loans for $69.6 million, which approximated fair value, with contractually required payments receivable totaling $195.8 million. At acquisition in 2007, the Company estimated it would collect $84.0 million in total cash flow related to these acquired non-performing loans. The timing and amount of the Company’s expected cash flows associated with acquired non-performing loans are based upon a number of assumptions that are subject to business and economic uncertainties, including the amount and timing of principal payments, collateral disposition activity and other factors. The Company could experience earnings volatility to the extent that the timing and the amount of actual cash flows received differ from management’s expected future cash flow projections.

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

7. Real Estate Investments

The following table summarizes the Company’s real estate investments as of December 31, 2008 and 2007, by classification and geographic region (in thousands):

	North America	Asia	Total
As of December 31, 2008
Held for investment, net of depreciation	$454,511	$925,444	$1,379,955
Held for sale	12,769	314,702	327,471
Acquired through foreclosure	99,266	38,232	137,498

Total	$566,546	$1,278,378	$1,844,924

As of December 31, 2007
Held for investment, net of depreciation	$460,158	$1,146,572	$1,606,730
Held for sale	67,292	—	67,292
Acquired through foreclosure	28,933	45,600	74,533

Total	$556,383	$1,192,172	$1,748,555

The Company has pledged real estate with carrying values totaling $769.2 million and $555.9 million as of December 31, 2008 and 2007, respectively, to support debt obligations. Real estate acquired through foreclosure as of December 31, 2008 included four assets classified as in-substance foreclosure totaling $27.0 million. There were no assets classified as in-substance foreclosures as of December 31, 2007.

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

8. Equity Investments

The following table summarizes the Company’s equity investments as of December 31, 2008 and 2007, by investment type (in thousands):

	December 31, 2008		December 31, 2007
	Amount	Percent of portfolio	Amount	Percent of portfolio
Investments in affordable housing partnerships in the United States	$786,512	50%	$942,176	48%
Investments in real estate equity investment funds in the United States	342,304	22	491,941	25
Investments in other real estate ventures in the United States	138,050	9	154,062	8
Investments in non-performing commercial loan and real estate joint ventures, principally in Asia	119,429	8	148,239	7
Investments in real estate projects, joint ventures and real estate equity investment funds in Europe	83,752	5	162,487	8
Investments in CMBS and debt investment funds, with collateral principally in the United States	34,386	2	66,095	3
Other(1)	63,624	4	19,140	1

Total	$1,568,057	100%	$1,984,140	100%

Note:

(1)	Includes an investment in the capital stock of the Federal Home Loan Bank (“FHLB”) of Seattle of $48.9 million and $14.0 million as of December 31, 2008 and 2007, respectively. The Company pledged the investment in the capital stock of the FHLB of Seattle as of December 31, 2008 to support debt obligations of Capmark Bank.

Investments in affordable housing partnerships in the United States—The Company makes investments in and syndicates investments in real estate partnerships to unaffiliated investors in the form of limited partner ownership interests that are pooled into upper-tier funds. These funds hold limited partner ownership interests in various operating partnerships that develop, own, and operate affordable housing properties throughout the United States. These entities are considered variable interest entities under FIN 46R and are discussed in further detail in Note 13.

Investments in real estate equity investment funds in the United States—The Company makes investments in real estate partnerships and limited liability companies in the form of limited or general partner/member ownership interests. These funds invest in various real estate ventures with real estate developers, the purpose of which is to acquire, maintain and develop improved and unimproved real property located within the United States, either directly or indirectly through equity interests.

Investments in other real estate ventures in the United States—The Company acquires and holds equity positions in various real estate projects. Ownership of real estate or real estate development projects may take several forms which differ in legal form and economic substance. Typical structures include equity positions in certain credit-worthy “to-be-built” and rehabilitation commercial and multifamily projects that are expected to meet the investment criteria of a permanent investor upon project completion. Such equity positions are often in the form of limited partnerships and limited liability companies.

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

8. Equity Investments (Continued)

Investments in non-performing commercial loan and real estate joint ventures—As discussed in Note 3, income associated with these investments is recognized as earned based on the Company’s participation interest in the underlying equity method investment. Generally, the revenue recognition policies applied by these investees are consistent with those applied by the Company with respect to accretion of interest income.

Investments in real estate projects, joint ventures and real estate equity investment funds in Europe—The Company makes investments in real estate partnerships and companies in the form of unit trust or share ownership interests. These investments are focused primarily on underperforming properties in European markets that have the potential to generate returns through capital improvements, re-leasing, intensive management, repositioning and financial restructuring.

Other—Primarily includes equity investments accounted for under the cost method.

9. Mortgage Servicing Rights

The following table summarizes activity related to the Company’s mortgage servicing rights (in thousands):

	Successor			Predecessor
	Year ended December 31, 2008	Year ended December 31, 2007	Period from March 23, 2006 to December 31, 2006	Period from January 1, 2006 to March 22, 2006
Balance at beginning of period	$890,550	$829,011	$648,832	$631,002
Initial impact of push down adjustments	—	—	216,584	—
Additions	66,466	193,003	122,523	41,142
Amortization	(139,557)	(130,457)	(97,696)	(23,312)
Portfolio sale	—	—	(19,809)	—
Transfer to assets related to operations held for sale	—	—	(39,907)	—
Other	(270)	(1,007)	(1,516)	—

Balance at end of period	$817,189	$890,550	$829,011	$648,832

The Company originated mortgage servicing rights totaling $48.6 million and $66.2 million for the years ended December 31, 2008 and 2007, respectively, $50.3 million for the period from March 23, 2006 to December 31, 2006 and $21.0 million for the period from January 1, 2006 to March 22, 2006. The Company purchased mortgage servicing rights totaling $17.9 million and $126.8 million for the years ended December 31, 2008 and 2007, respectively, $72.2 million for the period from March 23, 2006 to December 31, 2006 and $20.1 million for the period from January 1, 2006 to March 22, 2006.

Based on the Company’s impairment analyses, the Company did not have a valuation allowance related to any of its four principal strata of mortgage servicing rights in any period presented.

The estimated fair value of mortgage servicing rights was $894.9 million and $949.1 million as of December 31, 2008 and 2007, respectively.

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

10. Loans Serviced

The Company originates, and either sells to or directly places with investors, loans that are secured by commercial and multifamily projects. Investors generally retain the Company to collect the monthly principal and interest payments and perform certain escrow and collection services. The Company also purchases the right to service loans and performs asset management services on behalf of others. Asset management services include debt restructuring and asset disposition through whole loan sales, discounted pay-offs and foreclosure. The Company services loans collateralized by assets located in North America, Europe and Asia.

The following table summarizes the Company’s aggregate servicing portfolio as of December 31, 2008 (in thousands):

	December 31, 2008
	Number of loans	Unpaid principal balance	Weighted average rate	Weighted average remaining maturity
				(in years)
CMBS	18,312	$182,725,237	5.76%	5.6
Fee for service	17,370	57,238,003	5.21	7.2
Special serviced	3,735	24,861,971	7.08	3.1
Agency	5,433	32,846,484	5.73	12.1
Life company	1,977	9,830,204	6.19	8.3
Other	2,902	54,623,081	5.63	7.8

Total	49,729	$362,124,980	5.76%	6.7

The following table summarizes the Company’s aggregate servicing portfolio as of December 31, 2007 (in thousands):

	December 31, 2007
	Number of loans	Unpaid principal balance	Weighted average rate	Weighted average remaining maturity
				(in years)
CMBS	21,444	$201,320,149	6.00%	6.3
Fee for service	18,232	49,172,578	6.09	8.0
Special serviced	4,873	33,909,861	6.85	4.4
Agency	5,266	29,158,643	6.00	13.6
Life company	2,124	10,557,207	6.27	9.1
Other	3,233	47,612,273	6.91	3.8

Total	55,172	$371,730,711	6.21%	6.7

The calculation of weighted average rate and weighted average remaining maturity presented in the tables above excludes unpaid principal balance of $25.6 billion and $22.6 billion as of December 31, 2008 and 2007, respectively. The unpaid principal balances which are excluded relate primarily to loans serviced in Asia for which information was not readily available.

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

10. Loans Serviced (Continued)

The following table summarizes the five largest U.S. geographic concentrations of the Company’s servicing portfolio as of December 31, 2008 and 2007 (in thousands):

	December 31, 2008			December 31, 2007
	Unpaid principal balance	Percent of Portfolio		Unpaid principal balance	Percent of Portfolio
California	$41,713,495	12%	California	$44,319,764	12%
New York	27,986,916	8	New York	29,480,287	8
Texas	20,441,021	6	Texas	20,646,874	6
Florida	15,743,927	4	Florida	16,619,530	4
Illinois	10,607,845	3	Illinois	10,028,610	3
Other(1)	245,631,776	67	Other(1)	250,635,646	67

Total	$362,124,980	100%	Total	$371,730,711	100%

Note:

(1)	Other includes European and Asian servicing portfolios. The unpaid principal balance of the European servicing portfolio totaled $53.8 billion and $59.4 billion as of December 31, 2008 and 2007, respectively. The unpaid principal balance of the Asian servicing portfolio totaled $21.8 billion and $18.4 billion as of December 31, 2008 and 2007, respectively.

The Company held escrow funds related to the loans it serviced aggregating to approximately $4.9 billion and $5.7 billion as of December 31, 2008 and 2007, respectively. These funds are not owned by the Company and are held in segregated trust accounts that are not included in the consolidated balance sheet of the Company. As of December 31, 2008 and 2007, approximately $4.1 billion and $3.9 billion, of such escrow funds were held in segregated trust accounts at Capmark Bank US and Escrow Bank, respectively.

Included in the above tables are loans serviced on behalf of the Company and reported as a component of loans held for sale or loans held for investment, as appropriate, in the consolidated balance sheet. See Note 24 for amounts serviced on behalf of GMAC.

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

11. Goodwill and Other Intangible Assets

The following table summarizes the changes in the carrying value of the Company’s goodwill by reporting unit (in thousands):

	North American Lending and Mortgage Banking	North American Investments and Funds Management	North American Servicing	Asian Operations	European Operations	Consolidated
Balance as of December 31, 2006	$31,171	$10,701	$8,568	$7,476	$997	$58,913
Adjustment as a result of adoption of FIN 48	31,763	468	—	—	—	32,231
Other tax adjustments(1)	(17,036)	(244)	—	—	—	(17,280)
Impairment of goodwill	(387)	—	—	—	—	(387)
Other(2)	(1,655)	—	(857)	(1,199)	55	(3,656)

Balance as of December 31, 2007	43,856	10,925	7,711	6,277	1,052	69,821
Other tax adjustments(1)	(21,805)	(10,620)	(7,711)	(6,277)	(305)	(46,718)
Impairment of goodwill	(22,051)	(305)	—	—	(747)	(23,103)

Balance as of December 31, 2008	$—	$—	$—	$—	$—	$—

Notes:

(1)	Other tax adjustments include post-adoption goodwill adjustments related to FIN 48, tax adjustments related to accounting for business combinations and certain other tax reclassifications.
(2)	Other includes goodwill written off related to the sale of business units, the effect of foreign currency translation adjustments and certain other reclassifications.

In connection with the adoption of FIN 48, the Company recorded an increase to goodwill of $32.2 million as of January 1, 2007 due to the accrual of reserves for uncertain tax positions that existed as of the Sponsor Transactions date.

In the second quarter of 2008, the Company recorded goodwill impairment of $0.7 million in connection with the sale of significant interests in 39 loans in its European Operations reporting unit. The Company performed its annual goodwill impairment review in the fourth quarter of 2008 using a DCF analysis and concluded that carrying value of the goodwill of the North American Lending and Mortgage Banking and North American Investments and Funds Management reporting units was fully impaired. The Company recorded goodwill impairment of $22.4 million due to the impact of adverse market conditions on the financial performance and the implied fair value of the reporting units. The adverse market conditions included the global market and economic conditions that have been disrupted and volatile to an unprecedented extent and the rapid deterioration of the commercial real estate and the debt capital markets in the fourth quarter of 2008. The Company recorded goodwill impairment of $0.4 million for the year ended December 31, 2007 in connection with exiting its tender option bond program in its North American Lending and Mortgage Banking reporting unit. Goodwill impairment is reported as a component of other expenses in the consolidated statement of operations.

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

11. Goodwill and Other Intangible Assets (Continued)

The following table summarizes the Company’s intangible assets, other than goodwill, as of December 31, 2008 and 2007, by type (dollars in thousands):

	Weighted average remaining amortization period as of December 31, 2008	December 31, 2008			December 31, 2007
		Original Balance	Accumulated amortization	Carrying value	Original Balance	Accumulated amortization	Carrying value
	(years)
Customer relationships and contracts	10.5	$114,202	$(25,147)	$89,055	$114,202	$(16,082)	$98,120
Covenants not to compete	2.3	17,400	(9,743)	7,657	17,400	(6,303)	11,097
Other	4.0	5,040	(2,404)	2,636	5,040	(1,529)	3,511

Total	9.6	$136,642	$(37,294)	$99,348	$136,642	$(23,914)	$112,728

In connection with the Sponsor Transactions, the Company capitalized $154.3 million in new intangible assets. These intangible assets primarily consisted of customer relationships and contracts. These intangible assets were recorded at estimated fair value, to the extent of the 79% ownership interest of the Sponsors and Management Stockholders.

The Company recorded scheduled amortization expense on its intangible assets of $13.4 million and $16.1 million for the years ended December 31, 2008 and 2007, respectively, $13.1 million for the period from March 23, 2006 to December 31, 2006 and $0.7 million for the period from January 1, 2006 to March 22, 2006. Amortization expense is reported as a component of other expenses in the consolidated statement of operations.

The following table summarizes the estimated aggregate amortization expense related to the Company’s intangible assets as of December 31, 2008 (in thousands):

2009	$13,216
2010	13,157
2011	10,494
2012	9,386
2013	9,348
2014 and thereafter	43,747

Total	$99,348

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

12. Short-term and Long-term Borrowings

The following table summarizes the Company’s outstanding borrowings and weighted average contractual interest rates in effect as of December 31, 2008 and 2007 (in thousands):

	Amount		Weighted Average Rate
	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007
Short-term borrowings	$3,310,758	$3,832,637	3.15%	4.81%
Collateralized borrowings in securitization trusts	184,086	260,524	5.77	5.79
Other long-term borrowings	8,098,749	8,047,162	3.04	5.63

Total	$11,593,593	$12,140,323	3.11%	5.37%

The Company funds its operations utilizing both U.S. dollar and non-U.S. dollar denominated borrowings. As of December 31, 2008, total borrowings included $10.0 billion funded in U.S. dollars and $1.6 billion funded in foreign currencies, primarily Japanese yen and British pounds sterling. As of December 31, 2008, total borrowings consisted of $6.1 billion issued at a fixed rate and $5.5 billion issued at a variable rate. As of December 31, 2007, total borrowings included $8.6 billion funded in U.S. dollars and $3.5 billion funded in foreign currencies, primarily Japanese yen, Euro and British pounds sterling. As of December 31, 2007, total borrowings consisted of $5.4 billion issued at a fixed rate and $6.7 billion issued at a variable rate.

The rates shown in the table above represent the contractual interest rates in effect as of December 31, 2008 and 2007. The Company utilizes foreign exchange forward contracts to manage the foreign exchange impact of certain borrowings.

Short-term borrowings

In connection with the Sponsor Transactions, the Company entered into a senior credit facility with a syndicate of lenders. The senior credit facility is unsecured and includes a $2.75 billion multi-currency revolving credit facility. The contractual maturity date of the revolving credit facility is March 23, 2011. However, individual borrowings under the revolving credit facility are on a short-term basis (i.e. less than one year). The revolving credit facility is divided into a U.S. sub-facility, a Canadian sub-facility, an Irish sub-facility and a Japanese sub-facility. The U.S. sub-facility only permits borrowings to be denominated in U.S. dollars. All other sub-facilities allow for borrowings that are denominated in Euros, British pounds sterling, Japanese yen or U.S. dollars and, in the case of the Canadian sub-facility, Canadian dollars. In addition, the revolving credit facility includes borrowing capacity available for letters of credit and for borrowings on same day notice, which are commonly referred to as swing lines. The Company is permitted to borrow, repay and re-borrow amounts under the revolving credit facility from time to time. In October 2008, the Company drew down substantially all of the remaining capacity under the revolving credit facility. The Company had $2.7 billion and $1.1 billion of indebtedness outstanding under the revolving credit facility as of December 31, 2008 and 2007, respectively. These amounts bear interest at rates equal to short-term index rates appropriate for the currencies borrowed (such as LIBOR) plus a margin that is based on the credit ratings assigned to the Company’s long-term senior unsecured indebtedness. In addition, the Company pays a facility fee based on the committed amount of the facility. See Note 2 for a discussion of the Company’s negotiations regarding potential modification of terms to the senior credit facility.

The Company has secured and unsecured lines of credit with various banks. Balances borrowed on a short-term basis under these lines of credit totaled $618.3 million and $2.7 billion as of December 31,

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

12. Short-term and Long-term Borrowings (Continued)

2008 and 2007, respectively. The Company had $1.4 billion of remaining capacity under these agreements as of December 31, 2008 which could be utilized on a short and/or long term basis depending upon the terms of the specific agreements. The lines of credit are generally renewable on an annual basis. Interest rates are fixed or variable and proceeds may have been discounted at the time of issuance. The Company’s secured borrowings from unaffiliated entities provide multi-currency denominated funding through repurchase agreements and collateralized borrowing arrangements. Interest rates are variable and based on market rate indices. Generally, interest is paid monthly on these borrowings.

Capmark Bank US also has access to Federal funds issued by various unaffiliated banks. These borrowings are unsecured and issued at fixed interest rates at terms not greater than 364 days. There were no outstanding balances under these arrangements as of December 31, 2008 and 2007.

See Note 2 for a discussion of the status of the Company’s compliance with the covenant requirements for the senior credit facility. Management believes that the Company was in compliance with its covenant requirements for all other short-term borrowings as of December 31, 2008.

Long-term borrowings

Collateralized borrowings in securitization trusts—In accordance with SFAS No. 140, certain securitizations are not accounted for as sales. Such securitizations are accounted for as secured borrowings with the pledge of collateral. These transactions represent long-term, match-funded, asset-backed financings and are non-recourse to the Company.

The Company accounts for certain securitizations of loans as on-balance sheet borrowings with the pledge of collateral. The related loans are reported as loans held for investment in the consolidated balance sheet. Balances outstanding under these collateralized borrowings totaled $184.1 million and $260.5 million as of December 31, 2008 and 2007, respectively. The weighted-average interest rate on these collateralized borrowings was 5.77% and 5.79% as of December 31, 2008 and 2007, respectively.

Other long-term borrowings—In May 2007, the Company issued $2.55 billion of senior unsecured notes. The notes were issued in three series: $850.0 million of floating rate notes priced at three-month LIBOR plus 0.65% due May 10, 2010; $1.2 billion of 5.875% fixed rate notes due May 10, 2012; and $500.0 million of 6.300% fixed rate notes due May 10, 2017. The interest rate payable on the notes is subject to adjustment from time to time if either Moody’s or Standard & Poor’s modifies the debt rating assigned to the notes. Proceeds of the issuance after payment of the initial purchasers’ discounts were applied to repay approximately $2.0 billion of indebtedness outstanding under the Company’s bridge loan and the remainder was used to pay fees and expenses relating to the issuance and for general corporate purposes, including the repayment of short-term borrowings.

In 2008, the Company purchased and retired $192.5 million of its outstanding floating rate senior notes due 2010. The notes were purchased at a discount to the outstanding principal amount resulting in gains of $61.5 million, net of unamortized issuance costs. These gains are reported as a component of other gains (losses), net, in the consolidated statement of operations for the year ended December 31, 2008.

In the fourth quarter of 2007, the Company purchased and retired $20.0 million of its outstanding floating rate senior notes due 2010 and recognized a gain of $3.6 million. The gain is reported as a component of other gains (losses), net, in the consolidated statement of operations for the year ended December 31, 2007.

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

12. Short-term and Long-term Borrowings (Continued)

The indentures under which the notes were issued contain certain financial, affirmative and negative covenants. The indenture covenants include limitations (each of which is subject to certain exceptions) on the Company’s consolidated leverage ratio as well as the ability of the Company and certain of the Company’s current and future subsidiaries to grant liens to secure indebtedness, merge, consolidate or engage in sales of substantially all assets. The indenture covenants also require the Company to purchase the notes upon the request of the holders upon a change of control accompanied by a credit rating downgrade, and obligate the Company to file periodic financial reports with the trustee.

The senior credit facility also includes a $2.75 billion multi-currency term loan facility. The Company had $2.7 billion and $2.8 billion of indebtedness outstanding under the term loan facility as of December 31, 2008 and 2007, respectively. The amounts bear interest at rates equal to the base rates appropriate for the currencies borrowed (such as LIBOR) plus 75.0 basis points and 67.5 basis points as of December 31, 2008 and 2007, respectively. In addition, the Company pays a facility fee based upon the amount of the term loan outstanding.

In connection with the Sponsor Transactions, the Company entered into a $5.25 billion bridge loan agreement with a syndicate of lenders. The Company had $833.0 million and $1.7 billion of indebtedness outstanding under the bridge loan as of December 31, 2008 and 2007, respectively. This amount bears interest at a rate that is equal to a specified LIBOR rate plus a margin that is based on the credit ratings that are assigned to the Company’s long-term senior unsecured indebtedness. In addition, the Company pays a facility fee based on the amount of bridge loan outstanding. The bridge loan contains financial and other covenants that are substantially similar to those contained in the senior credit facility. In 2008, the Company repaid $900.0 million of outstanding indebtedness under the bridge loan agreement, with the remaining outstanding principal balance of $833.0 million due on March 23, 2009.

See Note 2 for a discussion of the status of the Company’s compliance with the covenant requirements for the senior credit facility and bridge loan agreement.

Also in connection with the Sponsor Transactions, the Company issued $250.0 million in aggregate principal amount of junior subordinated debentures to Capmark Trust (the “Trust”), a Delaware statutory trust, which in turn issued $250.0 million in aggregate liquidation amount of floating rate trust preferred securities to GMAC in exchange for the reduction of an equivalent amount of indebtedness that the Company owed GMAC and one of its affiliates at the time. The trust preferred securities entitle GMAC to receive, on a quarterly basis, cumulative cash distributions of amounts actually received by the trust in respect of the junior subordinated debentures, including upon redemption of the junior subordinated debentures. Interest accrues and is payable on the junior subordinated debentures on a quarterly basis at an annual rate equal to three-month LIBOR plus an applicable margin. The junior subordinated debentures mature on March 23, 2046. Prior to March 23, 2011, the junior subordinated debentures are redeemable upon the occurrence of certain events. From and after March 23, 2011, the Company may redeem the junior subordinated debentures, at the Company’s option, at any time at a price equal to 100% of the principal amount plus accrued interest. The Company has agreed, however, for the benefit of the lenders under the bridge loan and the holders of other debt that may be designated by the Company, that the Company will not redeem the junior subordinated debentures prior to maturity except with the proceeds from the sale of certain qualifying securities. The Company has the option to defer interest payments from time to time on the junior subordinated debentures for a period of up to ten years, subject to certain limitations. In addition,

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

12. Short-term and Long-term Borrowings (Continued)

interest payments are mandatorily deferred if the Company does not meet certain financial tests relating to its capital adequacy, interest coverage or adjusted earnings before taxes. As a result of two consecutive fiscal quarters of negative adjusted earnings before taxes and an average four quarter fixed charge ratio of less than 1.20, a mandatory deferral event was in effect beginning in early 2008 and is continuing. The Company provided notice of such occurrence to the indenture trustee. Upon the occurrence and during the existence of a mandatory deferral event, the Company may pay interest on the junior subordinated debentures only with the proceeds of eligible equity offerings. If the Company is unable to raise sufficient proceeds from eligible equity offerings to pay all accrued interest on the junior subordinated debentures prior to the second anniversary of the mandatory deferral event, the applicable margin for the junior subordinated debentures is reduced until the earlier of its compliance with the financial tests referred to above and the tenth anniversary of the mandatory deferral event. The Company is required to use commercially reasonable efforts to complete an eligible equity offering if a mandatory deferral occurs and continues for a period of more than one year, or an optional deferral occurs and continues for a period of more than five years. Unless the mandatory deferral events are no longer continuing at the end of the first quarter of 2009, a mandatory deferral event will have occurred and been continuing for a period of more than one year on June 27, 2009.

Capmark Bank US has entered into a secured funding facility with the FHLB of Seattle. Borrowings under this arrangement provide for long-term funding that is collateralized with loans or investment securities that meet the eligibility requirements. The borrowings were issued at terms ranging from one to five years. Interest rates are fixed or variable based on market rate indices and interest is generally paid monthly. The Company had $1.1 billion and $350.0 million of indebtedness outstanding under this facility as of December 31, 2008 and 2007, respectively. As of December 31, 2008, borrowings under this facility had a weighted average remaining maturity of 32 months.

The Company has also entered into term loans and unsecured and secured credit lines with a number of banks and non-bank finance companies in North America and Asia. The Company has used these loans to fund liquidity needs in connection with lending and real estate investment activities. The Company had $579.1 million and $362.0 million of indebtedness outstanding under these financing arrangements as of December 31, 2008 and 2007, respectively. These borrowings are denominated in U.S. dollars, Taiwanese dollars or Japanese yen and bear interest at either fixed or floating rates. As of December 31, 2008, borrowings under these financing arrangements had a weighted average remaining maturity of 21 months.

Other long-term borrowings also include $180.4 million and $335.9 million of mortgage loans payable in connection with the Company’s interests in affordable housing partnerships as of December 31, 2008 and 2007, respectively. These mortgages are payable over various periods, have various terms, and are secured by real estate investments totaling $264.4 million and $528.0 million as of December 31, 2008 and 2007, respectively. As of December 31, 2008, borrowings under these financing arrangements had maturity dates ranging from 2009 through 2045.

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

12. Short-term and Long-term Borrowings (Continued)

Management believes that the Company was in compliance with its covenant requirements for all other long-term borrowings as of December 31, 2008.

The following table reflects the scheduled maturity of the Company’s long-term borrowings as of December 31, 2008 assuming that no early redemptions will occur. The actual payment of secured borrowings may vary based on the payment activity of the related secured assets (in thousands):

2009	$1,228,806
2010	1,124,097
2011	3,080,883
2012	1,529,485
2013	291,387
2014 and thereafter	1,028,177

Total long-term borrowings	$8,282,835

The following table summarizes the Company’s assets that are pledged as collateral for the payment of related secured borrowings as of December 31, 2008 and 2007 (in thousands):

	December 31, 2008	December 31, 2007
Loans held for sale	$1,244,189	$2,648,612
Loans held for investment	4,488,466	1,435,105
Investment securities classified as trading	53,945	57,074
Investment securities classified as available for sale	209,503	239,195
Real estate investments	769,249	555,934
Equity investments(1)	48,858	—
Other	39,561	8,477

Total assets pledged as collateral	$6,853,771	$4,944,397

Related secured borrowings	$2,417,987	$3,081,723

Notes:

(1)	Represents an investment in the capital stock of the FHLB of Seattle.

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

12. Short-term and Long-term Borrowings (Continued)

The increase in assets pledged as collateral was primarily due to the increased secured borrowings by Capmark Bank US from the Federal Reserve Bank of San Francisco (“FRB of San Francisco”) and the FHLB of Seattle, as determined under the terms of their borrowing programs. The following table bifurcates the assets pledged as collateral (substantially consisting of loans) for Capmark Bank US and for the rest of the Company as of December 31, 2008 and 2007 (in thousands):

	December 31, 2008	December 31, 2007
Capmark Bank US:
Total assets	$8,469,619	$7,341,108
Total assets pledged as collateral	5,390,891	1,297,678
Related secured borrowings	1,363,504	550,000
Remaining secured borrowing capacity	2,174,340	350,000

Non-Capmark Bank US:
Total assets	12,168,556	15,923,288
Total assets pledged as collateral	1,462,880	3,646,719
Related secured borrowings	1,054,483	2,531,723
Remaining secured borrowing capacity	12,683	1,098,600

Capmark Bank US’s total borrowing capacity with both the FHLB of Seattle and the FRB of San Francisco is reported as of December 31, 2008 and 2007. Actual borrowing capacity on any business day is subject to change as individual qualifying loans are routinely pledged and de-pledged by Capmark Bank US in the normal course of business. Additionally, changes in loan performance and other collateral-specific criteria may serve to affect whether an individual loan continues to qualify as collateral for Capmark Bank US’s outstanding borrowings at either the FHLB of Seattle or the FRB of San Francisco.

The amounts shown above for Non-Capmark Bank US include total assets pledged as collateral related to the consolidation of certain LIHTC partnerships and assets collateralized in securitization trusts, in the aggregate, of $300.1 million and $701.0 million as of December 31, 2008 and 2007, respectively, and related secured borrowings in the aggregate of $180.4 million and $596.4 million as December 31, 2008 and 2007, respectively.

13. Variable Interest Entities

The Company is involved with various entities in the normal course of business that may be deemed to be VIEs. The Company consolidated certain VIEs as of December 31, 2008 and 2007 for which it was determined to be the primary beneficiary. The Company holds significant variable interests in VIEs that have not been consolidated because it is not considered the primary beneficiary. In addition, the Company is a sponsor and holds a variable interest in numerous VIEs but is not considered to be the primary beneficiary. The Company initially determines if it is the primary beneficiary of a VIE using a qualitative approach based on the estimated economics of the VIE. Otherwise, the Company uses a quantitative approach to determine if it is the primary beneficiary, allocating estimated cash flows to each variable interest holder based on seniority of each of the cash flow scenarios that are probability weighted and used to determine the VIE’s expected losses and expected residual returns. The significant judgments and assumptions made by the Company in determining whether to consolidate a VIE, including a description of the Company’s involvement in the VIE, are discussed below. The Company reviews and determines quarterly whether a reconsideration event has occurred which could change the status of a VIE or primary beneficiary of a VIE. There

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

13. Variable Interest Entities (Continued)

were no material reconsideration events in the fourth quarter of 2008. Other than the distributions discussed under real estate investments below, the Company has not provided any financial support that it was not contractually obligated to provide during the years ended December 31, 2008 and 2007.

The following table set forth the total assets and liabilities, and sources of maximum exposure of non-consolidated VIEs, including significant variable interests as well as sponsored entities with a variable interest: (in thousands):

				Maximum exposure to loss(3)
	Size of VIEs(1)	Carrying amount of assets(2)	Carrying amount of liabilities(2)	Purchased and retained interests	Commitments guarantees and collateral	Loans and investments	Other	Total
As of December 31, 2008
Lower-tier operating partnerships	$6,466,230	$112,502	$—	$—	$270,384	$—	$—	$270,384
Non-guaranteed upper-tier tax credit funds	352,972	—	—	—	—	—	—	—
New markets tax credit funds	376,706	238,418	—	—	—	248,258	—	248,258
Collateralized debt obligations	4,122,931	32,027	—	32,027	—	—	—	32,027
Real estate investments	241,471	118,321	71,380	—	—	—	46,483	46,483
CMBS securitization trusts	3,209,640	204,222	184,086	19,956	—	—	—	19,956
Trust preferred securities	250,001	1	250,000	1	250,000	—	—	250,001

Total	$15,019,951	$705,491	$505,466	$51,984	$520,384	$248,258	$46,483	$867,109

As of December 31, 2007
Lower-tier operating partnerships	$7,373,193	$100,937	$—	$—	$281,990	$—	$—	$281,990
Non-guaranteed upper-tier tax credit funds	174,835	—	—	—	—	—	—	—
New markets tax credit funds	222,406	145,416	—	—	—	205,416	—	205,416
Collateralized debt obligations	4,410,204	66,853	—	66,853	—	—	—	66,853
Real estate investments	383,047	149,036	64,673	—	—	—	85,003	85,003
CMBS securitization trusts	4,254,072	310,946	260,524	50,199	—	—	—	50,199
Trust preferred securities	250,001	1	250,000	1	250,000	—	—	250,001

Total	$17,067,758	$773,189	$575,197	$117,053	$531,990	$205,416	$85,003	$939,462

Notes:

(1)	Size of the VIEs represents the amount of the underlying assets held by the VIEs.
(2)	Amounts represent the carrying amount of the VIE’s assets and liabilities included on the Company’s consolidated balance sheet.
(3)	Maximum exposure to loss is based on the assumption that all of the assets in the VIEs become worthless and incorporates not only potential losses associated with assets included on the consolidated balance sheet, but also potential losses associated with off-balance sheet commitments such as unfunded liquidity and/or lending commitments and other contractual arrangements.

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

13. Variable Interest Entities (Continued)

The following table set forth the total assets and liabilities of consolidated VIEs for which the Company is the primary beneficiary: (in thousands)

	Total assets(1)	Carrying amount of assets(2)	Carrying amount of liabilities(2)
As of December 31, 2008
Guaranteed upper-tier tax credit funds	$1,117,150	$808,371	$940,176
Lower-tier operating partnerships	445,383	445,383	336,962
New markets tax credit funds	696,828	547,702	—
Real estate investments	24,293	24,293	37,735

Total	$2,283,654	$1,825,749	$1,314,873

As of December 31, 2007
Guaranteed upper-tier tax credit funds	$1,214,997	$1,123,146	$1,123,146
Non-guaranteed upper-tier tax credit funds	54,619	38,003	38,003
Lower-tier operating partnerships	584,832	471,202	437,986
New markets tax credit funds	637,716	540,601	—
Real estate investments	57,124	57,124	57,405

Total	$2,549,288	$2,230,076	$1,656,540

Notes:

(1)	Total assets represent the amount of the underlying assets held by the VIEs before accounting for intercompany eliminations.
(2)	Amounts represent the carrying amount of the VIE’s assets and liabilities included on the Company’s consolidated balance sheet after accounting for intercompany eliminations.

The Company has evaluated its investments and other interests in entities that may be considered VIEs under the provisions of FIN 46R. The following describes the VIEs in which the Company has a significant variable interest.

Guaranteed and Non-guaranteed Tax Credit Funds and Operating Partnerships—as discussed in Note 8, the Company invests in and syndicated investments in real estate partnerships to unaffiliated investors and, in certain partnerships, has guaranteed the timely payment of a specified return to those investors. The investors’ return is principally generated from each partnership’s share of affordable housing tax credits and tax losses derived from the partnership’s investments in entities which develop, own, and operate affordable housing properties throughout the United States. These entities are considered VIEs under FIN 46R. The determination of whether the Company is the primary beneficiary of a given tax credit fund depends on many factors, including the number of limited partners and the rights and obligations of the general and limited partners in that fund.

The Company holds a significant variable interest or is the sponsor that holds a variable interest in upper-tier syndicated affordable housing partnerships where the Company is the primary beneficiary and provides unaffiliated investors with a guaranteed yield on their investment. These partnerships are reported as a component of equity investments in the Company’s consolidated financial statements under the financing method in accordance with SFAS No. 66. As of December 31, 2008, the Company’s

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

13. Variable Interest Entities (Continued)

maximum exposure to loss under the yield guarantees was approximately $1.6 billion and includes the maximum exposure for the related lower-tier operating partnerships. This maximum exposure is extinguished over the lives of the guaranteed syndicated affordable housing partnerships as annual tax benefits are delivered to investors. Investment securities classified as available for sale totaling $247.1 million and $252.2 million as of December 31, 2008 and 2007, respectively, were provided as collateral as contractually required to satisfy the yield guarantee of the VIE.

The Company also holds variable interests in upper-tier syndicated affordable housing partnerships where the Company has not provided the unaffiliated investors with a guaranteed yield on their investment. These entities are also considered VIEs under FIN 46R. The Company has determined it is not the primary beneficiary of such upper-tier partnerships. The Company’s interest in the upper-tier funds that do not provide a guaranteed yield is limited to 0.01% and consequently no exposure to loss is associated with these partnerships. The Company generally considered itself the primary beneficiary if none of the unaffiliated investors had a majority ownership interest in these partnerships. In 2008, the Company disposed of its interest in such assets where it was considered the primary beneficiary.

Through its financial interests in syndicated affordable housing partnerships, the Company holds variable interests in underlying lower-tier operating partnerships which are also considered VIEs under FIN 46R. The Company has determined, in certain instances, it is the primary beneficiary of the lower-tier operating partnerships. Substantially all of the assets of the lower-tier operating partnerships are reported as a component of real estate investments on the Company’s consolidated balance sheet.

The Company has determined it is not the primary beneficiary of certain other lower-tier operating partnerships and therefore has not included the assets of these entities in the Company’s consolidated balance sheet. Assets held in these specific partnerships are reported as a component of equity investments on the Company’s consolidated balance sheet. In updating the Company’s estimates of exposure to loss under these agreements, it gathers information quarterly relating to the performance of lower-tier partnerships and underlying real estate projects, including compliance with relevant regulations governing low-income housing tax credits.

New Markets Tax Credit Funds—the Company syndicates and manages investments in partnerships that make investments, typically mortgage loans that, in turn, qualify the partnerships to earn new markets tax credits. New markets tax credits permit taxpayers to receive a federal income tax credit for making qualified equity investments in community development entities. The Company has determined that these partnerships are considered VIEs under FIN 46R.

For certain of these partnerships, the Company is considered the primary beneficiary and has therefore consolidated the partnerships under FIN 46R. The assets in these consolidated partnerships are reported as a component of loans held for investment on the Company’s consolidated balance sheet. Neither the creditors nor equity investors in the new market tax credit funds have any recourse to the general credit of the Company.

For certain of these partnerships, the Company is not considered the primary beneficiary based upon an analysis of expected cash flows of the partnerships but holds a significant interest in the VIE or is considered to be the sponsor of the VIE and holds a variable interest. The Company’s portion of the assets of these partnerships is reported as a component of loans held for investment on the Company’s consolidated balance sheet. The Company’s maximum exposure to loss in these partnerships is primarily attributable to loans originated at the inception of the fund.

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

13. Variable Interest Entities (Continued)

Collateralized Debt Obligations—the Company sponsors, purchases subordinated and equity interests in, and serves as collateral manager for CDOs. In CDO transactions, a bankruptcy-remote SPE is established that purchases a portfolio of securities and loans and issues debt and equity certificates, representing interests in the portfolio of assets. Once the CDO transaction is completed and the securities are issued by the CDO, the Company has no further obligation to provide financial support to the CDO. In addition to receiving variable compensation for managing the portfolio, the Company sometimes retains equity investments in the CDOs. Certain of the CDOs sponsored by the Company were initially structured, or have been restructured (with approval by the senior beneficial interest holders) as qualifying special purpose entities (“QSPEs”), and are therefore exempt from the consolidation requirements of FIN 46R.

For the remaining CDOs, the results of the primary beneficiary analysis support the conclusion that the Company is not the primary beneficiary under FIN 46R because the Company is not expected to receive a majority of the expected losses or residual returns. The Company’s maximum exposure to loss for CDOs where the Company is not the primary beneficiary represents the Company’s retained interests in these variable interest entities reported as a component of investment securities classified as available for sale in the consolidated balance sheet. CDOs are discussed in further detail in Note 16.

Real Estate Investments—the Company invests in real estate partnerships in North America and Asia. The Company has determined certain of these partnerships are considered VIEs under FIN 46R. For a limited number of these partnerships, the Company is considered the primary beneficiary and has therefore consolidated the partnerships under FIN 46R. The investors in these real estate partnerships do not have any recourse to the general credit of the Company. Assets in these partnerships are reported as a component of loans held for investments and other assets on the Company’s consolidated balance sheet. Liabilities of these partnerships are reported as components of other liabilities on the Company’s consolidated balance sheet. The maximum exposure to loss was approximately $31.4 million and $25.1 million as of December 31, 2008 and 2007, respectively. The Company provided $1.5 million and $2.0 million of financial support that it was not contractually required to provide during the years ended December 31, 2008 and 2007, respectively. This support was provided to satisfy the VIE’s working capital requirements.

For some of these partnerships, the Company is not considered the primary beneficiary based upon cash flow analyses of the partnerships. The Company’s portion of the assets in these partnerships is reported as a component of equity investments on the consolidated balance sheet.

CMBS Securitization Trusts—as discussed in Note 16, the Company sells commercial mortgage loans to special purpose trusts in exchange for the proceeds from the sale of securities issued by the trusts. The trusts’ activities are generally limited to acquiring the assets, issuing securities, collecting payments on assets and making payments on the securities. The holders of the securities issued under these trusts do not have any recourse to the general credit of the Company. Certain of the trusts are structured as QSPEs and are therefore exempt from the consolidation requirements of FIN 46R. Certain of these trusts do not qualify as QSPEs under SFAS No. 140 and are considered VIEs under FIN 46R. The Company is not considered the primary beneficiary of these trusts based upon an analysis of the expected cash flows, however, the Company may hold a significant variable interest in on or more of these trusts or may be considered the sponsor of one or more of these trusts and hold a variable interest in that particular trust. The Company’s maximum exposure to loss for these entities is limited to the Company’s retained interests in the trusts. The Company’s portion of these assets is reported as a component of investment securities classified as available for sale and loans held for investment on the Company’s consolidated balance sheet.

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

13. Variable Interest Entities (Continued)

Trust Preferred Securities—as discussed in Note 12, the Company created the Trust and issued interests to GMAC in the form of preferred securities. The Trust also issued common securities, which all have been purchased by the Company. The Company is not considered the primary beneficiary of the Trust, but is the sponsor of the Trust and holds a variable interest in the Trust. The Company’s portion of the total assets of the Trust is reported as a component of investment securities classified as available for sale and the total liabilities of the Trust are reported as a component of other long term borrowings on the Company’s consolidated balance sheet.

14. Deposit Liabilities

The following table summarizes the Company’s deposit liabilities as of December 31, 2008 and 2007, primarily carried at fair value as of December 31, 2008 and at amortized cost as of December 31, 2007 (in thousands):

	December 31, 2008	December 31, 2007
Brokered CDs at fair value	$5,405,331	$—
Brokered CDs at amortized cost	285,599	5,545,976
Other	—	6,631

Total	$5,690,930	$5,552,607

Prior to the adoption of SFAS No. 159, the Company accounted for Brokered CDs at amortized cost. In connection with the adoption of SFAS No. 159, the Company elected to account for all Brokered CDs at fair value. Beginning October 1, 2008, the Company elected to account for newly issued Brokered CDs with original maturities greater than one year at amortized cost and simultaneously enter into interest rate swaps to hedge the deposit liabilities against changes in fair value due to changes in the benchmark interest rate. The Company has accounted for newly-issued Brokered CDs issued with original maturities of one year or less at fair value.

The deposits of Capmark Bank US are primarily interest-bearing and insured by the FDIC, subject to current insurance program limits.

The weighted average interest rate for total deposits was 3.88% and 5.09% as of December 31, 2008 and 2007, respectively.

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

14. Deposit Liabilities (Continued)

The following table summarizes the scheduled maturity of the Company’s Brokered CDs as of December 31, 2008 (in thousands):

2009	$3,466,899
2010	580,006
2011	367,858
2012	312,883
2013	857,942
2014 and thereafter	105,342

Total Brokered CDs	$5,690,930

15. Income Taxes

Prior to the Sponsor Transactions, the Company operated within the GM-controlled tax group under the principles of a tax-sharing arrangement. Under this arrangement, the Company was generally treated as a standalone taxpayer, except with regard to tax credits and net operating losses. The Company would receive credit for such tax attributes only if the GM group as a whole could utilize such benefits.

Upon the closing of the Sponsor Transactions, the Company deconsolidated from the GM-controlled tax group and is no longer eligible to be a member of the GM consolidated tax return for any periods after the date of the Sponsor Transactions. The Company is now liable for worldwide taxes based solely on its consolidated operations as a standalone taxpayer. Moreover, based on applicable tax rules, certain tax attributes represented by net operating losses and foreign tax credits were specifically allocated by GM to the Company. These amounts were reclassified as deferred tax assets in the consolidated balance sheet as of the Sponsor Transactions date.

As discussed in Note 3, the Company adopted FIN 48 on January 1, 2007. The following table summarizes the impact of adopting FIN 48 on the Company’s consolidated balance sheet (in thousands):

	Historical balances as of December 31, 2006	FIN 48 adjustments	Adjusted balances as of January 1, 2007
Deferred tax assets	$1,834	$59,938	$61,772
Goodwill	58,913	32,231	91,144
Other liabilities	878,753	155,714	1,034,467
Current taxes payable	99,226	(54,010)	45,216
Retained earnings	144,144	(9,535)	134,609

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

15. Income Taxes (Continued)

A reconciliation of the beginning and ending balance of unrecognized tax benefits as of December 31, 2008 and 2007 is as follows (in thousands):

	December 31, 2008	December 31, 2007
Balance as of beginning of year	$146,416	$118,902
Additions based on tax position related to the current year	6,155	10,537
Additions based on tax position related to prior years	4,237	21,567
Reductions for tax position related to prior years	(21,475)	(3,054)
Reductions due to expiration of statue of limitations	(2,829)	—
Settlements with taxing authorities	(35,404)	(1,536)

Balance as of end of year	$97,100	$146,416

Included in December 31, 2008 unrecognized tax benefits above are $27.0 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. Related to the unrecognized tax benefits noted above, the Company recognized a reduction of $14.1 million and an increase of approximately $16.3 million of gross interest and penalties during 2008 and 2007, respectively. The Company recognized a liability of approximately $35.6 million and $49.7 million attributable to interest and penalties, as of December 31, 2008 and 2007, respectively.

The Company operates in multiple tax jurisdictions, both within and outside the United States. Accordingly, the Company is, from time to time, under examination in certain tax jurisdictions and remains subject to examination until the statute of limitations expires for the respective tax jurisdiction. Within specific countries, the Company may be subject to audit by various tax authorities, or subsidiaries operating within the country may be subject to different statute of limitations expiration dates. The following table summarizes the tax years that remain subject to examination in the Company’s major tax jurisdictions as of December 31, 2008:

United States—federal	2004 and forward
United States—states	2001 and forward
Japan	2004 and forward
Ireland	2003 and forward
Canada	2005 and forward
Taiwan	2004 and forward

Based upon the expiration of statutes of limitations and/or conclusion of tax examinations in several jurisdictions, management believes it is reasonably possible that the total amount of previously unrecognized tax benefits as of December 31, 2008 for the items discussed above may decrease by up to $20.6 million within the next 12 months.

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

15. Income Taxes (Continued)

The Internal Revenue Service (“IRS”) has a policy to examine the income tax returns of large corporate taxpayers, including GM and its subsidiaries. Prior to the Sponsor Transactions, the Company was included in the GM consolidated tax group. Subsequent to the Sponsor Transactions, the Company may be audited by federal, state, foreign and local taxing authorities. Management believes that an adequate provision for contingencies related to all income taxes and interest as of December 31, 2008 has been established in accordance with FIN 48. Pursuant to the legal agreements entered into in connection with the Sponsor Transactions, GMAC has agreed to indemnify the Company for any and all taxes with respect to the Company and its subsidiaries relating to pre-closing tax periods to the extent the aggregate of such taxes exceed a specified amount. Under these agreements, the Company has agreed to indemnify GMAC for any and all tax liabilities of the Company and its subsidiaries related to pre-closing tax periods in an amount not to exceed the specified amount, which has been accrued in the Company’s consolidated financial statements.

The following table summarizes the Company’s income tax provision (benefit) (in thousands):

	Successor			Predecessor
	Year ended December 31, 2008	Year ended December 31, 2007	Period from March 23, 2006 to December 31, 2006	Period from January 1, 2006 to March 22, 2006
Current income tax (benefit) provision:
Federal	$(45,889)	$42,308	$(7,773)	$11,845
State	9,753	14,423	14,603	874
Foreign	(919)	44,236	35,650	9,721

Total current income tax (benefit) provision	(37,055)	100,967	42,480	22,440

Deferred income tax provision (benefit):
Federal	471	53,872	25,135	(22,137)
State	18,100	(4,471)	(5,439)	(4,821)
Foreign	25,712	1,292	981	546

Total deferred income tax provision (benefit)	44,283	50,693	20,677	(26,412)

Interest, penalties and taxes recognized under FIN 48:
Federal	(806)	8,698	—	—
State	1,878	6,420	—	—

Total interest, penalties and taxes recognized under FIN 48	1,072	15,118	—	—

Total income tax provision (benefit)	$8,300	$166,778	$63,157	$(3,972)

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

15. Income Taxes (Continued)

The following table summarizes the components of the Company’s deferred tax assets and liabilities as of December 31, 2008 and 2007 (in thousands):

	December 31, 2008	December 31, 2007
Assets:
Net operating loss carryforwards (federal, state and foreign)	$367,263	$27,882
Tax credit carryforwards	193,436	49,369
Reserves	163,031	134,221
Loan loss reserves	101,244	150,511
Equity investments	40,873	—
Basis difference in subsidiaries	—	16,083
Other deferred tax asset	60,737	48,816

Total deferred tax assets	926,584	426,882
Valuation allowance	(469,055)	(63,587)

Total deferred tax assets, net	457,529	363,295

Liabilities:
Basis difference in securities	265,192	22,252
Mortgage servicing rights	125,196	132,059
Hedging activities	33,876	30,233
Basis difference in subsidiaries	26,555	—
Amortization of intangible assets	14,239	50,223
Equity-based tax adjustments (other comprehensive income)	2,034	23,570
Deferred income	—	51,738
Equity investments	—	16,269
Other deferred tax liability	5,876	4,922

Total deferred tax liabilities	472,968	331,266

Net deferred tax (liabilities) assets	$(15,439)	$32,029

After taking into account a federal net operating loss carryback, the Company has federal income tax net operating loss carryforwards of approximately $787.3 million as of December 31, 2008. The Company has recorded a deferred tax asset of $275.6 million reflecting the benefit of the loss carryforward, which expires in 2028. In addition, the Company has general business credit carryforwards of $64.0 million and $17.9 million as of December 31, 2008 and 2007, respectively. The Company has foreign tax credit carryforwards of $144.6 million and $53.8 million as of December 31, 2008 and 2007, respectively. The general business credits carryforwards will expire in years beginning after 2025 and the foreign tax credit carryforwards will expire in years beginning after 2013.

The Company has state net operating loss carryforwards of $1.1 billion and $339.2 million as of December 31, 2008 and 2007, respectively. The Company has foreign net operating loss carryforwards of $71.6 million and $17.8 million as of December 31, 2008 and 2007, respectively. The state net operating loss carryforwards expire in various years beginning after 2008. The foreign net operating loss carryforwards begin expiring in various years after 2009.

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

15. Income Taxes (Continued)

Realization of the deferred tax assets is dependent on generating sufficient taxable income prior to the expiration of the loss and credit carryforwards. The Company does not believe it is more likely than not that the deferred tax assets related to loss carryforwards and credits will be realized. In recognition of this conclusion, the Company has established a valuation allowance as of December 31, 2008 on the federal, state, and foreign deferred tax assets; including federal, state, and foreign net operating loss, tax credit carryforwards, and temporary tax differences, net of any deferred tax liabilities. If or when recognized, the tax benefit relating to any reversal of the valuation allowance on deferred tax assets as of December 31, 2008 will be accounted for as a reduction of income tax expense.

The following table reconciles the income tax (benefit) provision at the Federal statutory rate and the actual income tax provision (benefit) recorded (in thousands):

	Successor						Predecessor
	Year ended December 31, 2008		Year ended December 31, 2007		Period from March 23, 2006 to December 31, 2006		Period from January 1, 2006 to March 22, 2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Income tax (benefit) provision at statutory rate	$(470,565)	35.00%	$156,486	35.00%	$72,555	35.00%	$2,966	35.00%
State income taxes, net of federal tax benefit	(10,164)	0.76	7,595	1.70	5,956	2.87	(2,565)	(30.27)
Valuation allowance on tax benefits	389,715	(28.99)	5,920	1.32	—	—	—	—
Tax-exempt municipal interest, net	(431)	0.03	(983)	(0.22)	(5,453)	(2.63)	(2,015)	(23.77)
Impact of foreign investments	113,765	(8.46)	—	—	3,049	1.47	(3,049)	(35.98)
Tax credits	(28,244)	2.10	(18,306)	(4.09)	(8,032)	(3.87)	(1,708)	(20.15)
Tax expense under FIN 48	196	(0.01)	5,408	1.21	—	—	—	—
Interest and penalties under FIN 48	876	(0.07)	9,710	2.17	—	—	—	—
Other, net	13,152	(0.98)	948	0.21	(4,918)	(2.37)	2,399	28.30

Total income tax provision (benefit)	$8,300	(0.62)%	$166,778	37.30%	$63,157	30.47%	$(3,972)	(46.87)%

16. Securitization of Assets

The Company originates and purchases commercial mortgage loans and investment securities, with the intent to earn interest income, origination fees and servicing income. Those loans and investment securities which are considered held/available for sale are sold to third party investors, when market conditions allow, directly or through a variety of SPEs, including QSPEs, and other structured facilities in order to provide funding for the continued origination and purchase of loans. The beneficial interests in the underlying pools of loans are typically sold to institutional investors. These securitization activities were severely limited throughout 2008 due to the unfavorable market conditions.

Prior to the current market disruptions, the Company also operated its own securitization programs. Under the Company’s term securitization programs, commercial mortgage loans and investment securities are sold to limited purpose bankruptcy-remote subsidiaries of the Company. In turn, these subsidiaries generally establish separate trusts to which they transfer the assets in exchange

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

16. Securitization of Assets (Continued)

for the proceeds from the sale of securities issued by the trusts. The activities of the trusts are generally limited to acquiring the assets, issuing securities, collecting payments on assets and making payments on the securities. Due to the nature of the assets held by the trusts and the limited nature of the activities of the trusts, they are typically classified as QSPEs under SFAS No. 140. In accordance with SFAS No. 140, assets and liabilities of the trusts that meet all of the conditions to qualify as QSPEs are not included in the Company’s consolidated balance sheet. Assets and liabilities of the trusts that do not meet all of the conditions to qualify as QSPEs are analyzed for consolidation under FIN 46R. See Note 13 for related disclosures. In either case, the investors in the debt securities issued by the trusts have no further recourse against the Company if cash flows generated by the securitized assets are inadequate to service the obligations of the trusts. The Company has not provided any financial support that it was not contractually obligated to provide during the years ended December 31, 2008 and 2007.

The Company agrees to service the mortgage loans transferred to the trusts with respect to CMBS for an annual fee averaging approximately 0.1% of the outstanding balance and may earn other related ongoing income. The Company may also retain senior and subordinated interests in the QSPEs, and these interests are reported as investment securities classified as available for sale in the Company’s consolidated balance sheet. Generally, the Company’s retained interests are subordinated to investors’ interests (excluding mortgage servicing rights). See Note 3 for the Company’s policy for initially and subsequently measuring retained interests in securitization transactions.

The Company’s past securitization activities have also included the securitization of commercial mortgage securities, real estate investment trust debt, and commercial mortgage loans using SPEs that issue CDOs. With respect to such transactions, the Company and other unaffiliated parties each contribute a portion of the total collateral underlying the CDO investments. The Company holds subordinated interests, including first loss positions, and also acts as collateral manager for these SPEs. The assets in these CDOs totaled $5.1 billion and $5.4 billion as of December 31, 2008 and 2007, respectively, of which the Company’s exposure to loss was $32.0 million and $66.9 million as of December 31, 2008 and 2007, respectively, representing the Company’s retained interests in these entities and are reported as a component of investment securities classified as available for sale in the consolidated balance sheet. As discussed in Note 13, certain of these CDOs are also considered VIEs under FIN 46R.

The Company recognized a pre-tax loss of $2.7 million and $1.0 million for the years ended December 31, 2008 and 2007, respectively, pre-tax gains of $43.7 million for the period from March 23, 2006 to December 31, 2006 and pre-tax gains of $16.7 million for the period from January 1, 2006 to March 22, 2006, on the securitization of financial assets, inclusive of gains and losses related to hedging activities. The Company did not retain interests in securitized commercial mortgage loans in the year ended December 31, 2008. The Company has not retained interests in securitized investment securities since 2005. The key economic assumptions used in measuring the retained interests at the date of the commercial mortgage loan securitizations are summarized below. The weighted average values for prepayment rate and expected credit losses only include those retained interests that have prepayment and expected credit loss exposure.

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

16. Securitization of Assets (Continued)

	Commercial Mortgage Loans
	Year ended December 31, 2007		Year ended December 31, 2006
	Range	Weighted average	Range	Weighted average
Life (in years)	3.1 - 5.6	4.2	1.4 - 4.2	2.1
Annual prepayment rate	40.0%	40.0%	50.0%	50.0%
Expected credit losses	0.0%	0.0%	0.0%	0.0%
Discount rate	9.0%	9.0%	4.7 - 5.9%	5.8%

Cash flows received from (and paid to) securitization trusts consisted of the following (in thousands):

	Successor			Predecessor
	Year ended December 31, 2008	Year ended December 31, 2007	Period from March 23, 2006 to December 31, 2006	Period from January 1, 2006 to March 22, 2006
Proceeds from new securitizations	$31,796	$3,312,148	$1,745,500	$3,269,402
Servicing fees received(1)	21,260	22,199	5,470	13,393
Other cash flows received on retained interests	24,259	29,618	26,901	18,930
Servicing advances	(170,387)	(199,470)	(54,793)	(156,840)
Repayments of servicing advances	163,681	190,235	52,360	166,067

Note:

(1)	Servicing fees and late fees are reported as components of mortgage servicing fees in the consolidated statement of operations. Servicing fees totaled $19.7 million and $21.1 million for the years ended December 31, 2008 and 2007, respectively, $4.0 million for the period from March 23, 2006 to December 31, 2006, and $13.1 million for the period from January 1, 2006 to March 22, 2006. Late fees totaled $1.5 million and $1.2 million for the years ended December 31, 2008 and 2007, respectively, $1.4 million for the period from March 23, 2006 to December 31, 2006, and $0.3 million for the period from January 1, 2006 to March 22, 2006.

The key economic assumptions used in measuring the estimated fair value of retained interests including mortgage servicing rights as of December 31, 2008 and 2007, and the sensitivity of such retained interests to immediate 10% and 20% adverse changes in those assumptions, are summarized below (in thousands):

	Commercial Mortgage Loans
	December 31, 2008	December 31, 2007
Fair value of retained interests	$26,810	$65,078

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

16. Securitization of Assets (Continued)

	December 31, 2008		December 31, 2007
	Range	Weighted average	Range	Weighted average
Life (in years)	0.1 - 4.7	1.9	0.2 - 5.7	2.5

Annual prepayment rate	0.0 - 50.0%	10.3%	0.0 - 50.0%	11.0%
Impact on fair value of 10% adverse change	$(955)		$(1,147)
Impact on fair value of 20% adverse change	$(1,786)		$(2,307)

Expected credit losses	0.0 - 36.0%	6.8%	0.0 - 10.6%	5.1%
Impact on fair value of 10% adverse change	$(491)		$(3,043)
Impact on fair value of 20% adverse change	$(663)		$(4,792)

Discount rate	6.3 - 40%	21.7%	4.3 - 15.0%	8.4%
Impact on fair value of 10% adverse change	$(706)		$(1,141)
Impact on fair value of 20% adverse change	$(1,380)		$(2,235)

	Taxable Investment Securities
	December 31, 2008	December 31, 2007
Fair value of retained interests	$32,407	$66,852

	December 31, 2008		December 31, 2007
	Range	Weighted average	Range	Weighted average
Life (in years)	0.3 -12.5	3.8	0.9 -13.9	5.6

Annual prepayment rate	0.0%	0.0%	0.0%	0.0%
Impact on fair value of 10% adverse change	N/A		N/A
Impact on fair value of 20% adverse change	N/A		N/A

Expected credit losses	0.0 - 1.0%	0.1%	0 - 10.7%	3.8%
Impact on fair value of 10% adverse change	$(97)		$(172)
Impact on fair value of 20% adverse change	$(194)		$(375)

Discount rate	20.0% - 40.0%	35.2%	10.3 - 62.4%	18.4%
Impact on fair value of 10% adverse change	$(2,785)		$(4,409)
Impact on fair value of 20% adverse change	$(5,234)		$(7,215)

N/A = not applicable

	Mortgage Servicing Rights
	December 31, 2008	December 31, 2007
Fair value of retained interests	$81,683	$101,760

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

16. Securitization of Assets (Continued)

	December 31, 2008			December 31, 2007
	Range	Weighted average		Range	Weighted average
Life (in years)	0.0 -21.58	5.6		0.0 -22.6	6.5

Annual prepayment rate	0.0 - 25%	*	*	0.0 - 25%	*	*
Impact on fair value of 10% adverse change	$(404)			$(555)
Impact on fair value of 20% adverse change	$(804)			$(1,102)

Discount rate	8.1%	8.1%		9.8%	9.8%
Impact on fair value of 10% adverse change	$(2,081)			$(3,342)
Impact on fair value of 20% adverse change	$(4,080)			$(6,516)

**	The majority of the Company’s mortgage loans are subject to prepayment penalties during a rate lockout period. Therefore, the assumed prepayment rates increase once the rate lockout period expires.

These sensitivities are hypothetical and should be considered with caution. Changes in fair value based on a 10 percent change in assumptions generally cannot be extrapolated, because the relationship of the changes in assumptions to the change in fair value may not be linear. Also, the effect of a change in one particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities. The discount rate presented represents post-loss yields.

Managed assets include assets recognized in the Company’s consolidated balance sheet and assets that have been derecognized in a securitization. Information pertaining to the Company’s managed loans and securities as of December 31, 2008 and 2007 consisted of the following (in thousands):

	Loans		Investment Securities
	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007
Balance sheet loans/securities	$12,178,663	$14,675,483	$2,301,351	$1,162,714
Plus: Securitized loans/securities	14,594,550	11,645,474	4,571,706	4,792,773

Managed loans/securities	$26,773,213	$26,320,957	$6,873,057	$5,955,487

Loans 60 days or more delinquent:
Owned	$915,198	$277,740
Securitized	604,171	171,491

Total managed	$1,519,369	$449,231

Net principal charge-offs for the year ended December 31:
Owned	$101,046	$89,298
Securitized	308,215	142,635

Total managed	$409,261	$231,933

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

17. Fair Value of Financial Instruments (SFAS No. 107 Disclosure)

SFAS No. 107 requires the disclosure of the estimated fair values of certain financial instruments and the methods and significant assumptions used to estimate their fair value. Financial instruments within the scope of SFAS No. 107 that are not carried at fair value on the consolidated balance sheet are discussed below. Additionally, certain financial instruments and all non-financial instruments are excluded from the scope of SFAS No. 107.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company estimates fair value amounts through the use of available market information and appropriate valuation methodologies.

Considerable judgment is required in interpreting market data to develop estimates of fair value; therefore, the estimates may not necessarily be indicative of the amounts that could be realized or would be paid in a current market exchange. Different assumptions or changes in future market conditions could significantly affect estimates of fair value and, therefore, the net realizable value of the Company’s financial instruments could differ from the estimates presented below. Fair value information presented herein is based on information available as of December 31, 2008 and 2007. Such amounts have not been updated since these respective dates and, therefore, estimates of fair value at dates subsequent to December 31, 2008 and 2007 may differ significantly from amounts presented herein. In addition, the estimates presented below are indicative of individual financial instruments and should not be considered an indication of fair value of any groupings of financial instruments or of the Company as a whole.

The following table presents the carrying value and estimated fair value of financial assets and liabilities as required by SFAS No. 107, as of December 31, 2008 and 2007 (in thousands):

	December 31, 2008		December 31, 2007
	Carrying amount	Fair value	Carrying amount	Fair value
Financial Assets:
Cash, cash equivalents and restricted cash	$874,390	$874,390	$1,436,752	$1,436,752
Accounts and other receivables	343,780	343,780	470,669	470,669
Investment securities:
Trading	1,457,384	1,457,384	185,692	185,692
Available for sale	843,967	843,967	949,682	949,682
Loans held for sale	3,970,683	3,970,683	7,783,769	7,785,680
Loans held for investment, net	8,207,980	7,275,335	6,891,714	6,939,000
Derivative assets	103,405	103,405	145,640	145,640

Financial Liabilities:
Short-term borrowings	3,310,758	3,310,758	3,832,637	3,832,637
Collateralized borrowings in securitization trusts	184,086	183,367	260,524	260,524
Other long-term borrowings	8,098,749	5,012,792	8,047,162	6,802,429
Deposit liabilities	5,690,930	5,689,967	5,552,607	5,564,987
Derivative liabilities	9,119	9,119	67,862	67,862

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

17. Fair Value of Financial Instruments (SFAS No. 107 Disclosure) (Continued)

The following methods and assumptions were used to estimate the fair value of financial instruments not previously discussed in Note 3:

Cash, cash equivalents and restricted cash—the carrying value approximates fair value due to the short-term nature of the instruments.

Accounts and other receivables—the carrying value approximates fair value due to the short-term nature of the receivables.

Loans held for investment, net—the fair value of loans held for investment is generally determined using a pricing model based upon current market information obtained from origination data including credit spreads. Credit spreads are based upon the loan-to-value ratios of underlying collateral with cash flows adjusted for loans for which the loan-to value ratio was above 100%. In addition, the impact of potential extensions, interest rate floors and unfunded commitments were taken into consideration when determining the fair value for each loan. The fair value of certain impaired loans held for investment is primarily based on the appraised value of the underlying collateral less estimated selling costs.

Borrowings—the fair value of borrowings is based upon rates currently available to the Company for obligations with similar terms and maturities, including current market rates on the Company’s senior unsecured notes.

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

18. Fair Value of Financial Instruments (SFAS No. 157 Disclosure)

The Company accounts for a significant portion of its financial instruments at fair value or considers fair value in their measurement. The following table summarizes the financial assets and financial liabilities measured at fair value on a recurring basis, including financial instruments for which the Company has elected the fair value option (in thousands):

Description	Quoted Prices In Active Markets For Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance as of December 31, 2008
Assets:
Investment securities:
Trading	$1,302,945	$58,578	$95,861	$—	$1,457,384
Available for sale	7,053	262,571	574,343	—	843,967
Loans held for sale(1)	—	208,400	3,740,452	—	3,948,852
Derivative assets	(19,440)	116,397	348	6,100	103,405

Total assets	$1,290,558	$645,946	$4,411,004	$6,100	$6,353,608

Liabilities:
Deposit liabilities—Brokered CDs(2)	$—	$5,405,331	$—	$—	$5,405,331
Derivative liabilities	—	35,638	1,284	(27,803)	9,119

Total liabilities	$—	$5,440,969	$1,284	$(27,803)	$5,414,450

Notes:

(1)	Excludes $21.8 million of loans held for sale in the Philippines as of December 31, 2008 for which the Company did not elect the fair value option.
(2)	Excludes $285.6 million of Brokered CDs issued after October 1, 2008 with original maturities greater than one year for which the Company did not elect the fair value option.

With respect to the Company’s loans held for sale as of December 31, 2008 for which the fair value option has been elected, the aggregate fair value of loans that were 90 days or more past due totaled $70.7 million and the aggregate unpaid principal balance of such loans exceeded fair value by $14.4 million; and the aggregate fair value of loans in nonaccrual status totaled $262.6 million and the aggregate unpaid principal balance of such loans exceeded fair value by $93.7 million.

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

18. Fair Value of Financial Instruments (SFAS No. 157 Disclosure) (Continued)

The following table summarizes the changes in fair value of the Company’s Level 3 financial assets and financial liabilities for the year ended December 31, 2008 (in thousands):

	Investment Securities— Trading	Investment Securities— Available for Sale	Loans Held for Sale	Net Derivatives	Total
Ending balance as of December 31, 2007	$126,878	$675,254	$7,508,926	$3,567	$8,314,625
Transition adjustment	—	—	1,911	—	1,911

Beginning balance as of January 1, 2008	126,878	675,254	7,510,837	3,567	8,316,536
Purchases, issuances, sales and settlements	(476)	(51,376)	(2,850,200)	—	(2,902,052)

Total net realized/unrealized (losses) gains:
Included in earnings	(33,551)	(96,676)	(1,048,485)	(4,322)	(1,183,034)
Included in other comprehensive income	(137)	45,537	139,356	—	184,756
Net transfers in to/(out of) Level 3	3,147	1,604	(11,056)	(181)	(6,486)

Ending balance as of December 31, 2008	$95,861	$574,343	$3,740,452	$(936)	$4,409,720

The amount of total (losses) gains for the period included in earnings attributable to the change in unrealized (losses) gains relating to assets still held as of
December 31, 2008	$(30,464)	$5,478	$(740,179)	$(430)	$(765,595)

Level 3 financial assets presented in the table above include investment securities classified as trading and available for sale, loans held for sale, and net derivatives. These instruments were valued using pricing models and DCF models that incorporate assumptions, which in management’s judgment, reflect the assumptions a marketplace participant would use including discount rates, spreads and collateral values as well as internal risk ratings, anticipated credit losses.

Certain financial assets are measured at fair value on a non-recurring basis. The carrying value of certain impaired loans held for investment is primarily based on the appraised value of the underlying collateral less estimated selling costs. The following table presents the changes in carrying value of those assets measured at fair value on a non-recurring basis, for which impairment was recognized for the year ended December 31, 2008 (in thousands):

	Quoted Prices In Active Markets For Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2008	Total losses for the year ended December 31, 2008
Loans held for investment .	$—	$—	$169,167	$169,167	$(79,270)

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

18. Fair Value of Financial Instruments (SFAS No. 157 Disclosure) (Continued)

SFAS No. 159 requires that the difference between the carrying value of the financial instrument before the election of the fair value option and the fair value of the instrument be recorded as an adjustment to beginning retained earnings in the period of adoption. The following table summarizes the impact of adopting the fair value option on January 1, 2008. Amounts shown represent the carrying value of the affected financial instruments before and after the change in accounting resulting from the adoption of SFAS No. 159 (in thousands):

Description	Carrying Value of Instrument as of December 31, 2007	Cumulative Effect Adjustment Gain or (Loss)	Carrying Value of Instrument as of January 1, 2008 After Adoption of SFAS No. 159
Loans held for sale(1)(2)	$7,744,180	$1,911	$7,746,091
Deposit liabilities(3)	5,540,850	(17,506)	5,558,356

Pre-tax cumulative effect of adopting the fair value option		(15,595)
Benefit for deferred income taxes		(5,790)

After-tax cumulative effect of adopting the fair value option		$(9,805)

Notes:

(1)	Includes a $155.4 million lower of cost or fair value allowance as of December 31, 2007.
(2)	Excludes $39.6 million of loans held for sale in the Philippines as of December 31, 2007 for which the Company did not elect the fair value option.
(3)	Net of unamortized issuance costs totaling $5.1 million as of December 31, 2007.

19. Derivative Instruments

The Company primarily uses derivative instruments in connection with its risk management activities. The Company’s primary objective in utilizing these derivative instruments is to minimize market risk volatility associated with interest rate and foreign currency risks related to the Company’s assets and liabilities. Minimizing this volatility enables the Company to mitigate the impact of market risk on earnings.

The derivative instruments that the Company uses include swaps, caps, forwards, options, swaptions, spread locks, loan commitments and treasury-related derivative instruments, and may be exchange-traded or contracted in the over-the-counter market.

In contemplation of the adoption of SFAS No. 159, the Company discontinued fair value hedge accounting for its pools of fixed rate loans held for sale in late 2007. Also in 2007, the Company terminated its interest rate swaps (cash flow hedges) associated with a portion of the escrow funds that were at that time maintained and managed by Escrow Bank. In late 2008, the Company effectively terminated its interest rate swaps (fair value hedges) associated with its fixed rate senior unsecured notes. Also in late 2008, the Company entered into interest rate swaps (fair value hedges) associated with Brokered CDs with original maturities greater than one year.

Fair value hedges—as of December 31, 2008, the Company’s fair value hedges consist of interest rate swaps associated with Brokered CDs with original maturities greater than one year. The hedging relationship is expected to be highly effective in achieving offsetting changes in fair value attributable to

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

19. Derivative Instruments (Continued)

the designated hedge risk during the hedge period. The fair value change in the Brokered CDs is included as a basis adjustment of the Brokered CDs’ carrying value, and the fair value change of the interest rate swaps is recorded in other assets or other liabilities, as appropriate. The difference between the change in fair value of the Brokered CDs and the change in fair value of the related interest rate swaps represents hedge ineffectiveness and is recognized in current period earnings as a component of other gains (losses), net in the consolidated statement of operations.

Net investment hedges—the Company makes investments in foreign operations that have functional currencies other than the U.S. dollar, which is the functional currency of the Company. The change in the carrying value of these operations, translated at month-end exchange rates, is recorded in accumulated other comprehensive income, net of tax. The translation of the change in the carrying value of these operations over future periods exposes the Company to fluctuations in currency exchange rates. In order to manage this exposure, the Company has entered into a portfolio of derivative instruments to minimize the impact of foreign currency exchange movements on stockholders’ equity. The portion of the change in estimated fair value of the related derivative instruments due to changes in month-end foreign exchange rates is recorded in other assets or other liabilities, as appropriate, in the consolidated balance sheet with an offset to accumulated other comprehensive income, net of tax, to the extent the derivative instrument is effective. The remainder is recorded in current period earnings as a component of other gains (losses), net in the consolidated statement of operations.

The Company assesses the effectiveness of the hedges based upon the changes in exchange rates of the hedging instrument. The Company expects that the derivative instruments used in these hedging relationships will be highly effective as economic hedges of foreign currency exchange risk associated with its hedged net investments because the critical risks of the hedging instruments are structured to mirror the critical risks of the hedged net investments. The Company recognizes hedge ineffectiveness in earnings if the notional amount of the derivatives exceeds the portion of the net investment that has been designated as being hedged or if the derivatives’ underlying exchange rate is not the exchange rate between the functional currency of the hedged net investment and the Company’s functional currency.

Derivatives classified as trading—derivative instruments that do not qualify for hedge accounting under SFAS No. 133 are reported at their estimated fair value in either other assets or other liabilities, as appropriate. The resulting gains and losses are included in current period earnings as a component of net gains (losses) on investments and real estate in the consolidated statement of operations. The net interest settlement periodically recognized for these derivative instruments is included as a component of other (losses) gains, net in the consolidated statement of operations.

The Company enters into derivative instruments to mitigate the risk associated with changes in the estimated fair value of investment securities classified as trading, fixed-rate loans held for sale and fixed-rate Brokered CDs with original maturities less than one year. The Company also enters into interest rate swaps to mitigate the volatility in cash flows of certain of its variable rate liabilities. In addition, the Company enters into forward currency contracts to mitigate the foreign exchange risk on its foreign denominated borrowings. Certain of these contracts are classified as trading derivatives.

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

19. Derivative Instruments (Continued)

The following table summarizes the pre-tax gain (loss) recognized for hedge ineffectiveness associated with each type of accounting hedge (in thousands):

	Successor			Predecessor
	Year ended December 31, 2008	Year ended December 31, 2007	Period from March 23, 2006 to December 31, 2006	Period from January 1, 2006 to March 22, 2006
Fair value hedges	$(4)	$(12,433)	$(6,936)	$5,976
Cash flow hedges	—	227	(275)	—

Total	$(4)	$(12,206)	$(7,211)	$5,976

The Company is required to deposit cash in collateral and margin accounts maintained by counterparties related to certain derivative positions. Collateral in the amount of $135.6 million and $44.0 million was deposited by the Company related to these arrangements as of December 31, 2008 and 2007, respectively. These amounts are netted against unrealized losses on derivative positions. The Company held $101.7 million and $111.8 million in collateral and margin accounts on behalf of counterparties as of December 31, 2008 and 2007, respectively. These amounts are netted against unrealized gains on derivative positions. Net unrealized losses are reported as a component of other liabilities in the consolidated balance sheet. Net unrealized gains are reported as a component of other assets in the consolidated balance sheet.

20. Stock-Based Compensation

In connection with the Sponsor Transactions, the Company implemented a stock option award program which authorizes the board of directors to grant employees and non-employee directors the option to purchase shares of common stock at a specified price, once certain time-based or performance-based vesting conditions are met. These stock options are generally granted on five-year graded vesting schedules with certain requisite service conditions. The stock options expire ten years after the grant date. Certain of these stock options become vested if the Company achieves specific annual performance targets.

The following table summarizes stock option activity and related information for the year ended December 31, 2008 (number of options in thousands):

	Year ended December 31, 2008
	Number of Options	Weighted average exercise price per share	Weighted average remaining contractual life
Outstanding as of the beginning of the period	44,731	$5.04
Granted	420	6.09
Exercised	—	—
Forfeited	9,535	5.04
Cancelled	1,481	5.01
Expired	—	—

Outstanding as of the end of the period	34,135	$5.05	7.4 years

Exercisable as of the end of the period	15,057	$5.01	7.4 years

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

20. Stock-Based Compensation (Continued)

There were 16.9 million and 6.5 million shares available for future grants of stock options as of December 31, 2008 and December 31, 2007, respectively.

No stock options have been exercised to date. The Company recorded $13.2 million (with no tax benefit), $9.9 million (net of tax benefit of $5.9 million) and $4.5 million (net of tax benefit of $1.9 million) in compensation expense associated with its vesting of time-based options for the years ended December 31, 2008 and 2007 and the period from March 23, 2006 to December 31, 2006, respectively. No compensation expense was recognized for the years ended December 31, 2008 and 2007 and the period from March 23, 2006 to December 31, 2006 for performance-based options because the performance criteria have not been met. There was $18.0 million of unrecognized compensation expense related to outstanding option awards as of December 31, 2008, including performance-based option awards. This cost is expected to be recognized over a weighted average period of 2.4 years.

In December 2008 in conjunction with the former Chief Executive Officer’s separation agreement, the Company will allow 8 million vested stock options to remain exercisable until the original expiration date of such stock options despite the executive’s departure. No incremental compensation cost was incurred due to the modification of these vested stock options.

The weighted average grant date fair value of stock options granted during the years ended December 31, 2008 and 2007 was $1.96 and $1.83, respectively, and $1.80 for the period from March 23, 2006 to December 31, 2006. The fair value of the option awards was measured as of the grant date and estimated through a Black-Scholes option-pricing model. Because the Company’s common stock is not traded publicly, certain assumptions were determined using appropriate industry sector benchmarks. The following table summarizes the assumptions used to value the options granted during the years ended December 31, 2008 and 2007 and the period from March 23, 2006 to December 31, 2006:

	Year ended December 31, 2008	Year ended December 31, 2007	Period from March 23, 2006 to December 31, 2006
Expected term of the option (in years)	5.0	5.5	6.5
Annual risk-free interest rate	2.36% - 3.23%	4.02% - 5.10%	4.69% - 5.08%
Expected annual dividend yield	0.00%	0.00%	0.00%
Expected stock price volatility	31.22%	23.35%	23.25%

In October 2006, the Company adopted a Dividend Equivalent Rights Plan (“DER Plan”) that provides dividend equivalent rights to employees who are eligible participants of the stock option award program described above. The DER Plan provides that if the Company declares and pays an ordinary dividend on issued and outstanding shares of its common stock, then the DER Plan participant’s notional account will be credited in an amount equal to the value of the dividend in respect of one share of common stock issued and outstanding on the record date of the dividend, multiplied by the number of the participant’s then outstanding and vested, unexercised options under the stock option award program on the record date for such dividend. Generally, the DER Plan provides that a participant shall vest in this program to the same extent and at the same time as the participant exercises their options under the stock option awards program. No dividends have been declared or paid by the Company since adoption of the DER Plan and therefore no compensation expense has been recognized.

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

21. Employee Benefit Plans

Prior to the Sponsor Transactions, eligible employees of the Company participated in a defined contribution savings plan, or a 401(k) plan, sponsored by GMAC Mortgage. In addition, eligible employees participated in a GMAC Mortgage retirement plan that provided for pension payments to eligible employees upon retirement based upon factors such as length of service and salary. Under the pension plan, GMAC Mortgage allocated pension expense to the Company for all participating employees. The 401(k) and pension plans were terminated for employees of the Company in connection with the Sponsor Transactions. Further, GMAC Mortgage retained liability for all existing unfunded pension commitments of the Company.

In connection with the Sponsor Transactions, a new retirement benefit plan (“the Plan”) became effective for eligible employees of the Company. The Plan is a 401(k) plan and has a matching contribution provision in which employees who have completed a requisite service period and who contribute to the Plan receive a dollar-for-dollar match up to a maximum amount. The match is subject to a five-year vesting schedule. Further, an additional company retirement contribution is made by the Company for every eligible employee who completes a stated requisite service period. Employees of the Company had the option to rollover their balances in the GMAC Mortgage 401(k) plan into the new Plan of the Company.

There was no pension expense for years ended December 31, 2008 and 2007 and the period from March 23, 2006 to December 31, 2006. Pension expense totaled $1.8 million for the period from January 1, 2006 to March 22, 2006.

401(k) expense totaled $7.2 million and $9.5 million for the years ended December 31, 2008 and 2007, respectively, $7.7 million for the period from March 23, 2006 to December 31, 2006 and $3.3 million for the period from January 1, 2006 to March 22, 2006.

In 2006, the Company adopted the Executive Deferred Compensation and Stock Award Plan (the “Deferred Award Plan”) for executive officers. The Deferred Award Plan provided executive officers with the opportunity to defer receipt of all or a portion of their 2007 performance year annual bonus payable in 2008 to the purchase of hypothetical shares of common stock based on an irrevocable election to do so. For each hypothetical share of common stock issued under the Deferred Award Plan, the executive officer received an option to purchase one additional share of common stock. In 2008, 212,765 hypothetical shares of common stock were issued and 212,765 stock options were granted in consideration of $1.3 million of deferred compensation.

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

22. Guarantees

In the ordinary course of business, the Company issues various guarantees. The Company’s outstanding guarantees as of December 31, 2008 and 2007 consisted of the following (in thousands):

	December 31, 2008		December 31, 2007
	Maximum liability	Carrying value of liability	Maximum liability	Carrying value of liability
Agency/construction lending guarantees	$269,025	$675	$407,738	$2,089
Agency loans sold with recourse	693,935	20,907	543,462	13,917
Other third party guarantees	268,825	—	272,771	—

Total	$1,231,785	$21,582	$1,223,971	$16,006

Agency/construction lending guarantees—the Company has guaranteed repayment of principal and interest on certain construction loans. Additionally, guarantees are issued on long term fixed rate agency loans. Losses would be incurred in the event of default of the underlying loans. These guarantees have expiration dates in 2009. No collateral was pledged with respect to these guarantees as of December 31, 2008 and 2007.

Agency loans sold with recourse—guarantees have been issued in connection with the exposure on loans sold with recourse and subject to a first loss under the Fannie Mae DUS™ agreement and other similar agreements. Losses would be incurred in the event of default of the underlying loans. These guarantees have expiration dates that range from 2009 through 2038. No collateral was pledged with respect to these guarantees as of December 31, 2008 and 2007.

Other third party guarantees—the Company has issued guarantees relating to other lending and investment activities. The other third party guarantees have expiration dates that range from 2014 through 2046. No collateral was pledged with respect to these guarantees as of December 31, 2008 and 2007.

23. Commitments and Contingent Liabilities

Commitments—the Company’s outstanding commitments as of December 31, 2008 and 2007 consisted of the following (in thousands):

	December 31, 2008	December 31, 2007
Commitments to originate or purchase loans	$16,290	$538,434
Commitments to fund construction loans	817,804	2,107,438
Commitments to fund other loans	1,146,002	1,445,321
Commitments to purchase investments	44,966	—
Commitments to provide equity to equity method investees	161,555	242,328

Total	$2,186,617	$4,333,521

Commitments to sell loans	$229,572	$219,583

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

23. Commitments and Contingent Liabilities (Continued)

The following table summarizes the remaining maturity of the Company’s commitments as of December 31, 2008 (in thousands):

	Years to Maturity
Type of Commitment	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
			(in thousands)
Commitments to originate or purchase loans	$16,290	$—	$—	$—	$16,290
Commitments to fund construction loans	109,553	354,923	323,262	30,066	817,804
Commitments to fund other loans	130,544	718,434	91,508	205,516	1,146,002
Commitments to purchase investments	44,966	—	—	—	44,966
Commitments to provide equity to equity method investees	7,136	77,993	2,896	73,530	161,555

Total	$308,489	$1,151,350	$417,666	$309,112	$2,186,617

Commitments to sell loans	$229,572	$—	$—	$—	$229,572

Leases and rentals—the Company is obligated under non-cancelable operating leases primarily for office facilities. These leases have conventional terms and conditions. The future minimum rental payments under operating leases having initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2008 were as follows (in thousands):

2009	$17,253
2010	12,711
2011	9,872
2012	6,658
2013	4,024
2014 and thereafter	9,150

Total	$59,668

Net rental expense, primarily for office facilities, totaled $20.2 million and $22.9 million for years ended December 31, 2008 and 2007, respectively, $17.7 million for the period from March 23, 2006 to December 31, 2006 and $5.4 million for the period from January 1, 2006 to March 22, 2006.

Contingencies related to affordable housing partnerships—the Company holds variable interests in syndicated affordable housing partnerships where the Company provides unaffiliated investors with a guaranteed yield on their investment. As discussed in Note 13, as of December 31, 2008, the Company’s maximum exposure to loss under the yield guarantees was $1.6 billion. As of December 31, 2008, the Company’s estimate of actual loss under these yield guarantees was $264.8 million and is reported as a component of real estate syndication proceeds and related liabilities in the consolidated balance sheet.

Litigation—the Company is subject to potential liability under laws and government regulations, and various claims and legal actions that are pending or may be asserted against it. As of December 31, 2008, after consultation with counsel, it is the opinion of management that potential liability arising from pending litigation is not expected to have a material adverse effect on the Company’s

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

23. Commitments and Contingent Liabilities (Continued)

consolidated financial condition, results of operations or cash flows. However, due to the inherent uncertainty in litigation and since the ultimate resolution of the Company’s litigation, claims and other legal proceedings are influenced by factors outside of the Company’s control, it is reasonably possible that actual results will differ from management’s estimates.

24. Related Party Transactions

Management Agreement

In connection with the Sponsor Transactions, the Company entered into a management agreement, under which the Sponsors and GMAC are entitled to receive an aggregate annual management fee and reimbursement for any out-of-pocket expenses that they or their affiliates incur in connection with management and advisory services provided under the agreement. The management fee is equal to $20.0 million during the first year of the agreement and thereafter increases at a rate of 5% per annum. The Company recognized $21.8 million and $20.8 million for the years ended December 31, 2008 and 2007, respectively, and $15.5 million for the period from March 23, 2006 to December 31, 2006, in management fees which are reported as a component of other expenses in the consolidated statement of operations. Although the Company is currently accruing such fees, the Sponsors and GMAC have recently agreed to suspend payments under the agreement.

Transaction Fees

In connection with the Sponsor Transactions, the Company paid an aggregate of $66.2 million of transaction-related fees to members of the Sponsors. Approximately $40.3 million of these fees were related to the issuance of debt and capitalized as a component of other assets in the consolidated balance sheet. These fees are amortized over the life of the related debt. The remaining portion of these fees, approximately $25.9 million, were recognized as part of the recapitalization of the Company and included in stockholders’ equity in the consolidated balance sheet.

Senior Credit Facility and Bridge Loan

In connection with the Sponsor Transactions, the Company entered into a senior credit facility with a syndicate of financial institutions for which Goldman Sachs Credit Partners, L.P., an affiliate of Goldman Sachs Capital Partners, a member of the Sponsors, served as a documentation agent. In addition, the Company entered into a bridge loan with a syndicate of financial institutions for which Goldman Sachs Credit Partners, L.P. served as a sponsor. Additionally, affiliates of Goldman Sachs Capital Partners, a member of the Sponsors, also act as lenders under the senior credit facility and bridge loan.

As of December 31, 2008 and 2007, the Company had borrowed an aggregate of $5.3 billion and $3.9 billion, respectively, under the senior credit facility and an aggregate of $833.0 million and $1.7 billion, respectively, under the bridge loan. For the years ended December 31, 2008 and 2007 and during the period from March 23, 2006 to December 31, 2006, the Company recognized approximately $218.9 million, $354.6 million and $387.5 million, respectively, of interest on these borrowings, including fees, which is reported as a component of interest expense in the consolidated statement of operations. See Note 2 for a discussion of the Company’s negotiations regarding potential modification of terms to the senior credit facility and bridge loan.

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

24. Related Party Transactions (Continued)

Issuance of Junior Subordinated Debentures and Sale of Trust Preferred Securities to GMAC

In connection with the Sponsor Transactions, the Company issued $250.0 million in aggregate principal amount of junior subordinated debentures to the Trust, a wholly-owned Delaware statutory Trust. One of the Company’s officers acts as the regular trustees of the Trust. Contemporaneously with the issuance of the junior subordinated debentures, the Trust entered into a purchase agreement with GMAC pursuant to which GMAC purchased $250.0 million in aggregate liquidation amount of floating rate trust preferred securities issued by the Trust in exchange for the reduction of an equivalent amount of indebtedness owed to GMAC and one of its affiliates at the time. For the years ended December 31, 2008 and 2007 and for the period from March 23, 2006 to December 31, 2006, the Company recognized approximately $15.2 million, $19.4 million and $11.3 million, respectively, of interest associated with these debentures which is reported as a component of interest expense in the consolidated statement of operations. As a result of two consecutive fiscal quarters of negative adjusted earnings before taxes and an average four quarter fixed charge ratio of less than 1.20, a mandatory deferral event was in effect beginning in early 2008 and is continuing.

Financing Previously Provided by GMAC and its Affiliates

In connection with the Sponsor Transactions, the Company used borrowings drawn under the senior credit facility and bridge loan and the trust preferred securities referred to above to repay an aggregate of approximately $7.1 billion of indebtedness owed to GMAC and its affiliates, representing all indebtedness that was owed them as of the Sponsor Transactions date. The Company had previously incurred the indebtedness owed to GMAC and its affiliates under a number of inter-company loan agreements as an indirect, wholly-owned subsidiary of GMAC. For the period from January 1, 2006 to March 22, 2006, the Company recorded an aggregate of $75.7 million of interest under the inter-company loans, which is reported as a component of interest expense in the consolidated statement of operations.

GMAC Guarantees

Prior to the Sponsor Transactions, certain obligations of the Company were guaranteed by GMAC and GMAC Mortgage. In connection with the Sponsor Transactions, the Company discharged its obligations under a number of obligations that were guaranteed by GMAC and GMAC Mortgage and removed GMAC and GMAC Mortgage as guarantors on a number of other obligations. Certain of these guarantees remain as of December 31, 2008. Obligations of the Company totaling $194.9 million and $210.2 million were guaranteed by GMAC and GMAC Mortgage as of December 31, 2008 and 2007, respectively.

In addition, GMAC has agreed to indemnify the Company for certain tax liabilities of the Company and its subsidiaries relating to periods prior to the closing of the Sponsor Transactions. See Note 15 for further discussion.

GM Automotive Dealership Loan Servicing

The Company serviced approximately 3,100 and 3,400 GM automotive dealership loans on behalf of GMAC with an unpaid principal balance of $2.8 billion and $2.9 billion as of December 31, 2008 and 2007, respectively. The Company recognized $3.1 million and $2.5 million of fee income on these GM automotive dealership loans for the years ended December 31, 2008 and 2007, respectively,

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

24. Related Party Transactions (Continued)

$1.8 million for the period from March 23, 2006 to December 31, 2006 and $0.7 million for the period from January 1, 2006 to March 22, 2006. This fee income is reported as a component of mortgage servicing fees in the consolidated statement of operations.

Carried Interest Program

Certain of Capmark Investments’ sponsored investment funds allocate a portion of the income generated by such sponsored funds (such allocation is referred to as the “Carried Interest”), generally to the general partner of such funds. The Carried Interest is generally 20% of the profits generated by these sponsored funds after return of the investors’ capital and achieving a required rate of return to the investors specified in the sponsored funds’ agreements. Limited partners and members in the general partner and managing member, as applicable, may participate in the Carried Interest (such limited partners and members are referred to as “Incentive Vehicles”). Certain of the Company’s portfolio managers and other employees who have provided value to these sponsored funds (“Participating Employees”) have been granted limited partnership and/or membership interests in the Incentive Vehicles and, as a result, will be entitled to distributions of a portion of the Carried Interest, if any, as limited partners of the respective Incentive Vehicles. Generally, the Participating Employees, on an aggregate basis will receive from 25% to 50% of the total Carried Interest generated from third party investments in the sponsored investment funds for which the Incentive Vehicles were established. These grants of participation in the Carried Interest are intended to offer tax-advantaged compensation expense to the Participating Employees and are intended to align the interests of the Participating Employees with the interests of the investors whose funds are managed by Capmark Investments. Although the program was implemented in 2006, no compensation has been accrued or paid as of December 31, 2008 and 2007.

Reimbursements Made to the Former Chief Executive Officer

Under the terms of his employment agreement, the Company was obligated to reimburse the former Chief Executive Officer for certain expenses associated with the use of his personal aircraft for Company business. The Company reimbursed the former Chief Executive Officer $0.9 million, $0.8 million and $0.8 million for such expenses for the years ended December 31, 2008 and 2007 and the period from March 23, 2006 to December 31, 2006, respectively. This reimbursement is reported as a component of other expenses in the consolidated statement of operations.

Debt Financing Arrangements with Equity Method Investees

As more fully described in Note 8, the Company makes equity investments in entities that acquire, maintain and develop multifamily housing, office, warehouse, and retail properties which are accounted for under the equity method. In some cases, the Company also provides the debt financing to these entities. This debt financing consists of both fixed rate and floating rate loans.

The carrying value of loans to these entities totaled approximately $548.4 million and $726.8 million as of December 31, 2008 and 2007, respectively, and was classified as loans held for investment or loans held for sale as appropriate.

Certain of these loans were non-interest bearing loans, totaling $41.9 million and $58.6 million as of December 31, 2008 and 2007, respectively. For those loans that bear interest at a fixed rate, the average interest rate was 9.34% and 6.03% as of December 31, 2008 and 2007, respectively. The

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

24. Related Party Transactions (Continued)

floating rate loans carry a rate of interest that is based upon a benchmark interest rate plus a stated margin. Interest earned on these loans is reported as a component of interest income in the consolidated statement of operations. The lives of these loans range from one year to five years.

In addition to providing debt financing, the Company also makes advances to and collects fees from entities owned by its consolidated affordable housing partnerships. Advances to these entities totaled $38.1 million and $59.8 million as of December 31, 2008 and 2007, respectively. These advances are reported as a component of accounts and other receivables in the consolidated balance sheet. Fees charged to these entities totaled $9.1 million and $7.6 million for the years ended December 31, 2008 and 2007, respectively, $5.2 million for the period from March 23, 2006 to December 31, 2006 and $1.8 million for the period from January 1, 2006 to March 22, 2006. These fees are reported as a component of asset management fees in the consolidated statement of operations.

Sale of Businesses to Employees

In December 2007, the Company sold all of the stock of two of its wholly-owned Mexican subsidiaries, which comprised the Company’s asset management and servicing business in Mexico, to a newly formed company owned by the management team of the Company’s business operations in Mexico. The sale of these two subsidiaries resulted in an immaterial loss. The Company retained the newly formed company to manage its remaining asset portfolio in Mexico.

In August 2007, the Company sold substantially all of the assets and transferred substantially all of the liabilities related to its commercial real estate research division, Realpoint, to a company formed by a group of Realpoint employees for approximately $9.7 million. The Company recorded a gain on sale of approximately $7.1 million related to the transaction. The Company purchased services from the newly formed company subsequent to the sale.

In February 2007, the Company sold its mortgage banking business in Florida to a company formed by a group of former employees. Proceeds from the sale totaled approximately $0.8 million. An immaterial gain on sale was deferred until May 2007 upon the repayment of financing provided to the buyers to facilitate the sale.

In October 2006, the Company sold one of its technology subsidiaries to an employee of the Company. Proceeds from the sale totaled approximately $6.9 million and the Company recorded a gain on sale of approximately $1.8 million, which is reported as a component of other gains (losses), net in the consolidated statement of operations.

Transactions with Members of the Sponsors

In the ordinary course of business, the Company enters into transactions with members of the Sponsors and their affiliates. These transactions include, but are not limited to, various arrangements to sell or acquire real estate related investments, such as loan syndications, participations, derivatives, joint ventures or other similar transactions. These transactions are conducted on an arm’s length basis.

As discussed in Note 12, the Company issued $2.55 billion of senior unsecured notes on May 10, 2007. Goldman, Sachs & Co., an affiliate of a member of the Sponsors, served as one of the three global coordinators and joint bookrunners for the offering. The Company used certain of the proceeds of the senior notes to repay approximately $2.0 billion of indebtedness outstanding under the Company’s bridge loan agreement. Goldman Sachs Credit Partners L.P., an affiliate of a member of the Sponsors, served as a documentation agent for the bridge loan agreement. Other affiliates of Goldman Sachs Capital Partners, a member of the Sponsors, are lenders under the bridge loan agreement.

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

24. Related Party Transactions (Continued)

Administrative Services Previously Provided by GMAC and their Affiliates

Prior to the Sponsor Transactions, the Company incurred expenses for certain administrative services provided by GMAC and their affiliates. A $0.4 million benefit was recorded for the period from January 1, 2006 to March 22, 2006 as a result of the settlement process in connection with closing the Sponsor Transactions. Such expenses were reported as a component of other expenses in the consolidated statement of operations.

25. Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” established accounting standards for reporting comprehensive income and its components and required that all revenues, expenses, gains and losses recognized during the period be included in comprehensive income, regardless of whether these items are considered to be results of operations for the period. The following table summarizes the components of other comprehensive income (loss), net of tax (in thousands):

	Successor									Predecessor
	Year Ended December 31, 2008			Year ended December 31, 2007			Period from March 23, 2006 to December 31, 2006			Period from January 1, 2006 to March 22, 2006
	Gain (loss)	Tax provision (benefit)	Net amount	Gain (loss)	Tax provision (benefit)	Net amount	Gain (loss)	Tax provision (benefit)	Net amount	Gain (loss)	Tax provision (benefit)	Net amount
Net unrealized (loss) gain on investment securities and derivative instruments:
Net unrealized holding (losses) gains arising during the period	$(147,157)	$(6,659)	$(140,498)	$(28,851)	$(7,241)	$(21,610)	$57,628	$20,586	$37,042	$(5,574)	$(2,262)	$(3,312)
Less: reclassification adjustment for net (losses) gains included in net income	(104,494)	0	(104,494)	(10,651)	(2,803)	(7,848)	8,838	3,094	5,744	997	349	648

Net unrealized (loss) gain on investment securities and derivative instruments	(42,663)	(6,659)	(36,004)	(18,200)	(4,438)	(13,762)	48,790	17,492	31,298	(6,571)	(2,611)	(3,960)
Net foreign currency translation adjustment	22,885	125	22,760	1,620	668	952	29,422	10,927	18,495	36,730	14,737	21,993

Total	$(19,778)	$(6,534)	$(13,244)	$(16,580)	$(3,770)	$(12,810)	$78,212	$28,419	$49,793	$30,159	$12,126	$18,033

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

26. Segment Information

The operating results for the Company’s six reportable business segments have been determined in accordance with SFAS No. 131. This standard is based on a management approach, which requires presentation of business segments based upon a company’s organization and internal reporting of operating results to the company’s chief operating decision maker. The Company’s chief operating decision maker is its Chief Executive Officer. The accounting policies of the Company’s business segments are the same as those described in Note 3, except that disaggregated results have been prepared using a management approach, which is substantially consistent with the basis and manner in which management internally disaggregates financial information for the purpose of assisting in the operating-decision process. Material intersegment transactions have been eliminated in consolidation.

The Company’s business segments are separately managed and organized based on geography and the type of business conducted. The Company has six reportable business segments: North American Lending and Mortgage Banking, North American Investments and Funds Management, North American Servicing, Asian Operations, European Operations and North American Affordable Housing.

North American Lending and Mortgage Banking

The Company’s North American Lending and Mortgage Banking segment provides borrowers with financial products that may be used to finance most types of commercial properties. The Company is one of the largest commercial real estate lenders in North America in terms of principal amount of financing arranged. The Company sources new lending opportunities through its commercial mortgage banking network in North America, which has more than 26 offices located in 18 states, and through its existing relationships with property owners and developers and other third parties in the United States.

The Company originates loans and arranges other forms of financing covering a broad spectrum of asset classes both for its own account and for sale to GSEs and other third parties, such as insurance companies and major financial institutions, for whom it acts as a correspondent lender. When market conditions allow, the Company reduces the principal risk associated with its North American proprietary lending activities by monetizing a significant portion of the financing that it originates through securitizations, syndications, participations and other sales. Due to the current market disruptions, starting in the second half of 2008 the Company has significantly reduced its proprietary lending and focused its efforts on originating loans for sale to GSEs and other third parties through Capmark Bank US.

North American Investments and Funds Management

The Company’s North American Investments and Funds Management segment focuses on the sponsorship and management of real estate debt and equity funds, as well as the management of its own real estate debt and equity investments. Capmark Investments manages private funds, separate accounts and commercial real estate CDOs. Capmark Investments earns recurring management fees based, in part, on the amount of third-party assets under its management, or in the case of certain funds that it manages, on the amount of capital commitments from fund investors during the commitment period. In addition, Capmark Investments is entitled to receive incentive fees that are calculated based on returns generated by those investments if certain thresholds are achieved.

North American Servicing

The Company’s North American Servicing segment carries out primary, master and special servicing activities for commercial real estate loans that are originated by the Company or by third

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

26. Segment Information (Continued)

parties and for securitized loan pools in North America. Capmark Finance is also an approved servicer of loans for Fannie Mae, Freddie Mac, Ginnie Mae and the FHA. Capmark Finance’s servicing activities also provide recurring fee-based income, including servicing fees and trust fees that it earns on escrow balances for loans that it services.

Asian Operations

The Company’s Asian Operations segment has historically carried out commercial real estate finance activities in Japan, Taiwan, the Philippines and China, including making real estate equity investments, acquiring portfolios of non-performing commercial and residential real estate loans and originating and servicing commercial real estate loans. In 2008, the Company curtailed its lending and investing activities in Asia and focused its efforts on managing its existing loan, investment and fee-for-services businesses.

European Operations

The Company’s European Operations segment has historically conducted commercial real estate finance activities in the United Kingdom, Ireland and selected countries in Continental Europe, primarily through Capmark Bank Europe, an Irish bank with lending authority throughout Europe. In 2008, the Company curtailed its lending and investing activities in Europe and focused its efforts on managing the Company’s existing loan, investment and fee-for-services businesses. In connection with the curtailment of lending in Europe, in June 2008 Capmark Bank Europe notified the Irish banking regulatory authority that Capmark Bank Europe is commencing cessation of its banking operations as further described in Note 1.

North American Affordable Housing

The Company’s North American Affordable Housing segment manages LIHTC equity investments on behalf of third-party investors. LIHTC investments have been aggregated by the Company into funds and equity in those funds has been sold to tax credit investors. These funds generate a return or yield to the investors based on their purchase price over the life of the tax credits and the Company provides a guaranteed yield to the third-party investors on many of these funds. The Company no longer syndicates funds. Previously, the Company operated an affordable housing debt platform that specialized in the origination of tax advantaged debt supporting the development of low-income housing under a variety of proprietary and GSE-supported underwriting programs. In February 2007, the Company sold a majority of this platform to an unaffiliated buyer as further discussed in Note 3.

Consistent with the Company’s management reporting, the business segments do not include corporate administrative and support functions or certain immaterial businesses. The Company also does not allocate income taxes to its business segments or include in its segment reporting the adjustments required by push down accounting or any other eliminations, reclassifications or other adjustments that are made to conform the Company’s management reporting to the consolidated financial statements. These items are included in the tables that follow under the heading “Corporate and other” as further explained below:

•

Corporate activity primarily consists of unallocated personnel-related expenses for departments such as corporate accounting and finance, legal, information technology, human resources, risk management and internal audit. Corporate activity also includes unallocated net interest income, noninterest income and provision for loan losses.

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

26. Segment Information (Continued)

•

Consolidated affordable housing partnerships represent certain upper-tier and lower-tier low-income housing tax credit partnerships that are excluded from the North American Affordable Housing segment’s results but included in the Company’s consolidated financial statements pursuant to SFAS No. 66 and FIN 46R.

•

The accounting methodology for deferring placement fees in the Company’s management reporting is different than in the consolidated financial statements. While the use of different accounting methodologies results in the recognition of different levels of noninterest income and noninterest expense in any given reporting period, the amount of income before income tax provision is the same.

•	Eliminations and other adjustments are made to conform the Company’s management reporting to the consolidated financial statements.

•

The segments’ results in the Company’s management reporting do not reflect the push down accounting adjustments that were required to be made to the Company’s consolidated financial statements in connection with the Sponsor Transactions.

Because management’s segment level reporting does not include the push down accounting adjustments related to the change in basis between Predecessor and Successor periods, the amounts in such Predecessor and Successor periods for 2006 are prepared on a consistent basis and have therefore been combined for comparability purposes. This presentation is consistent with the form in which the chief operating decision maker has reviewed such information during the year.

The following table summarizes the financial results for the Company’s reportable business segments for the year ended December 31, 2008 (in thousands):

	Segments
	North American Lending and Mortgage Banking	North American Investments and Funds Management	North American Servicing	Asian Operations	European Operations	North American Affordable Housing	Corporate & other	Consolidated
Net interest income	$320,595	$2,651	$(18,355)	$13,380	$20,528	$2,378	$(142,610)	$198,567
Noninterest income	(413,205)	(196,420)	306,290	(144,787)	(391,646)	(34,523)	183,692	(690,599)

Total revenue	(92,610)	(193,769)	287,935	(131,407)	(371,118)	(32,145)	41,082	(492,032)
Provision for loan losses	101,783	—	—	76,322	2,702	—	(1,142)	179,665

Net revenue	(194,393)	(193,769)	287,935	(207,729)	(373,820)	(32,145)	42,224	(671,697)
Noninterest expense	215,193	35,433	188,610	84,520	34,695	34,444	190,357	783,252

(Loss) income before minority interest and income taxes	(409,586)	(229,202)	99,325	(292,249)	(408,515)	(66,589)	(148,133)	(1,454,949)
Minority interest income	36,026	42,965	—	2,709	—	—	28,780	110,480

(Loss) income before income taxes	$(373,560)	$(186,237)	$99,325	$(289,540)	$(408,515)	$(66,589)	$(119,353)	$(1,344,469)

Total assets at end of period	$11,597,285	$772,285	$901,151	$2,886,256	$538,675	$891,907	$3,050,616	$20,638,175

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

26. Segment Information (Continued)

The composition of “Corporate and other” for the year ended December 31, 2008 was as follows (in thousands):

	Immaterial businesses	Corporate activity	Consolidated affordable housing partnerships	Deferral of placement fees	Eliminations and other adjustments	Push down accounting adjustments	Total Corporate & other
Net interest income	$(2,221)	$(116,851)	$(32,421)	$8,575	$1,027	$(719)	$(142,610)
Noninterest income	4,915	157,321	50,727	(18,516)	(23,422)	12,667	183,692

Total revenue	2,694	40,470	18,306	(9,941)	(22,395)	11,948	41,082
Provision for loan losses	1,153	—	—	—	—	(2,295)	(1,142)

Net revenue	1,541	40,470	18,306	(9,941)	(22,395)	14,243	42,224
Noninterest expense	460	140,514	43,933	(9,941)	(22,395)	37,786	190,357

Income (loss) before minority interest and income taxes	1,081	(100,044)	(25,627)	—	—	(23,543)	(148,133)
Minority interest income	—	—	25,627	—	—	3,153	28,780

Income (loss) before income taxes	$1,081	$(100,044)	$—	$—	$—	$20,390	$(119,353)

Total assets at end of period	$38,279	$1,596,475	$1,144,794	$—	$—	$271,068	$3,050,616

Financial results for the Company’s business segments for the year ended December 31, 2007 were as follows (in thousands):

	North American Lending and Mortgage Banking	North American Investments and Funds Management	North American Servicing	Asian Operations	European Operations	North American Affordable Housing	Corporate & other	Consolidated
Net interest income	$287,500	$8,333	$(6,634)	$55,073	$36,908	$(5,423)	$(39,025)	$336,732
Noninterest income	155,382	209,905	403,756	156,576	52,006	51,392	(120,938)	908,079

Total revenue	442,882	218,238	397,122	211,649	88,914	45,969	(159,963)	1,244,811
Provision for loan losses	18,757	278	(87)	11,934	(362)	(2,416)	4,562	32,666

Net revenue	424,125	217,960	397,209	199,715	89,276	48,385	(164,525)	1,212,145
Noninterest expense	298,671	75,896	205,176	90,892	53,787	45,981	118,971	889,374

Income (loss) before minority interest and income taxes	125,454	142,064	192,033	108,823	35,489	2,404	(283,496)	322,771
Minority interest income (expense)	44,951	7,488	—	(2,476)	—	—	74,368	124,331

Income (loss) before income taxes	$170,405	$149,552	$192,033	$106,347	$35,489	$2,404	$(209,128)	$447,102

Total assets at end of period	$12,159,800	$1,050,576	$894,259	$2,789,044	$3,068,097	$1,084,783	$2,217,837	$23,264,396

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

26. Segment Information (Continued)

The composition of “Corporate and other” for the year ended December 31, 2007 was as follows (in thousands):

	Immaterial businesses	Corporate activity	Consolidated affordable housing partnerships	Deferral of placement fees	Eliminations and other adjustments	Push down accounting adjustments	Total Corporate & other
Net interest income	$(2,681)	$(30,430)	$(35,062)	$7,803	$18,257	$3,088	$(39,025)
Noninterest income	12,803	32,179	35,197	(150,620)	(36,086)	(14,411)	(120,938)

Total revenue	10,122	1,749	135	(142,817)	(17,829)	(11,323)	(159,963)
Provision for loan losses	3	—	—	—	(245)	4,804	4,562

Net revenue	10,119	1,749	135	(142,817)	(17,584)	(16,127)	(164,525)
Noninterest expense	6,795	159,240	72,640	(142,817)	(17,584)	40,697	118,971

Income (loss) before minority interest and income taxes	3,324	(157,491)	(72,505)	—	—	(56,824)	(283,496)
Minority interest income	—	—	72,505	—	—	1,863	74,368

Income (loss) before income taxes	$3,324	$(157,491)	$—	$—	$—	$(54,961)	$(209,128)

Total assets at end of period	$42,167	$446,926	$1,508,608	$—	$—	$220,136	$2,217,837

Financial results for the Company’s business segments for the year ended December 31, 2006 were as follows (in thousands):

	North American Lending and Mortgage Banking	North American Investments and Funds Management	North American Servicing	Asian Operations	European Operations	North American Affordable Housing	Corporate & other	Consolidated
Net interest income	$231,647	$14,179	$(7,935)	$79,502	$27,584	$7,213	$(28,436)	$323,754
Noninterest income	403,387	236,414	406,653	168,917	64,643	(185,680)	(202,148)	892,186

Total revenue	635,034	250,593	398,718	248,419	92,227	(178,467)	(230,584)	1,215,940
Provision for loan losses	8,588	(788)	1,038	15,635	46,588	15,503	(11,948)	74,616

Net revenue	626,446	251,381	397,680	232,784	45,639	(193,970)	(218,636)	1,141,324
Noninterest expense	295,819	102,664	243,156	82,361	67,485	78,146	121,489	991,120

Income (loss) before minority interest and income taxes	330,627	148,717	154,524	150,423	(21,846)	(272,116)	(340,125)	150,204
Minority interest income (expense)	12,534	(5,075)	—	(46,164)	(1,338)	—	105,615	65,572

Income (loss) before income taxes	$343,161	$143,642	$154,524	$104,259	$(23,184)	$(272,116)	$(234,510)	$215,776

Total assets at end of period	$9,223,844	$870,847	$854,697	$1,972,717	$2,904,587	$2,285,308	$2,844,480	$20,956,480

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

26. Segment Information (Continued)

The composition of “Corporate and other” for the year ended December 31, 2006 was as follows (in thousands):

	Immaterial businesses	Corporate activity	Consolidated affordable housing partnerships	Deferral of placement fees	Eliminations and other adjustments	Push down accounting adjustments	Total Corporate & other
Net interest income	$(3,868)	$5,975	$(30,509)	$5,646	$18,722	$(24,402)	$(28,436)
Noninterest income	17,028	(24,868)	13,983	(129,623)	(34,596)	(44,072)	(202,148)

Total revenue	13,160	(18,893)	(16,526)	(123,977)	(15,874)	(68,474)	(230,584)
Provision for loan losses	1,281	1,500	—	—	(23,578)	8,849	(11,948)

Net revenue	11,879	(20,393)	(16,526)	(123,977)	7,704	(77,323)	(218,636)
Noninterest expense	6,248	172,548	55,119	(123,977)	7,747	3,804	121,489

Income (loss) before minority interest and income taxes	5,631	(192,941)	(71,645)	—	(43)	(81,127)	(340,125)
Minority interest income	—	—	71,645	—	—	33,970	105,615

Income (loss) before income taxes	$5,631	$(192,941)	$—	$—	$(43)	$(47,157)	$(234,510)

Total assets at end of period	$86,285	$490,428	$1,964,736	$—	$—	$303,031	$2,844,480

Information concerning principal geographic areas is presented in the following table (in thousands):

	December 31, 2008		December 31, 2007		December 31, 2006
	Net revenue	Long-lived assets	Net revenue	Long-lived assets	Net revenue	Long-lived assets
Ireland	$(341,562)	$90	$144,590	$39	$106,731	$(165)
Japan	(183,239)	3,334	152,253	3,305	113,015	3,949
Other	(88,755)	1,191	44,382	2,422	62,709	2,918

Total foreign	(613,556)	4,615	341,225	5,766	282,455	6,702
Total domestic	(58,141)	133,201	870,920	217,713	858,869	269,524

Total	$(671,697)	$137,816	$1,212,145	$223,479	$1,141,324	$276,226

Net revenue for the year ended December 31, 2006 represents the mathematical combination of the Predecessor and Successor periods for comparative purposes.

Net revenue consists of net interest income after provision for loan losses plus noninterest income. Long-lived assets consist of property and equipment, goodwill and intangible assets (including such assets classified as held for sale as of December 31, 2006). These items are attributed to geographic areas based on the location of the assets.

27. Regulatory Matters

Certain subsidiaries of the Company are subject to GSE and the Department of Housing and Urban Development minimum net worth requirements. Failure to meet minimum the net worth requirements can result in the initiation of certain actions by these entities that, if undertaken, could

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

27. Regulatory Matters (Continued)

have a material adverse effect on the Company’s consolidated financial statements. Management believes the Company was in compliance with these minimum net worth requirements as of December 31, 2008.

Fannie Mae has established certain eligibility requirements that Capmark Finance must comply with as a condition of being a Fannie Mae DUS™ seller/servicer. Capmark Finance is exempt from complying with certain of these eligibility requirements for so long as the Company maintains an “Investment Grade Credit Rating,” which means that its senior long-term unsecured debt rating is (i) BBB- or higher from S&P; or (ii) Baa3 or above from Moody’s Investors Service or (iii) BBB- or above from Fitch Ratings (with the lowest rating prevailing if there is a split among the rating agencies). As of December 31, 2008, the Company maintained an Investment Grade Credit Rating with all three rating agencies. As a result of downgrades below an Investment Grade Credit Rating in the first quarter of 2009, the Company was required to seek Fannie Mae’s consent to maintain its status as an approved DUS™ seller/servicer. The Company is in the process of seeking that consent but it is possible that the consent will not be granted and that Fannie Mae will terminate that status.

Capmark Bank US and Escrow Bank must maintain minimum regulatory capital ratios to qualify as “well capitalized” under the capital rules of the FDIC. In addition, in connection with the Sponsor Transactions, the Company and both banks entered into capital maintenance agreements with the FDIC pursuant to which they have agreed to maintain a Tier 1 leverage ratio of not less than 8.0%. In June 2008, Escrow Bank ceased its trust operations and the trust customers of Escrow Bank appointed Capmark Bank US as their new trustee. Following the cessation of trust operations, Escrow Bank no longer has any daily operations and has received notice from the FDIC of termination of deposit insurance effective June 30, 2009. Until the termination of deposit insurance is effective, Escrow Bank remains subject to the FDIC capital rules. The following table summarizes the FDIC’s regulatory capital ratio requirements for well-capitalized banks and regulatory capital ratios as of December 31, 2008 and 2007 for Capmark Bank US and Escrow Bank:

			December 31, 2008		December 31, 2007
	Ratios to qualify as “Well-Capitalized”		Capmark Bank US(1)	Escrow Bank	Capmark Bank US	Escrow Bank
Tier 1 leverage ratio	5.0	%(2)	12.5%	16.0%	11.6%	61.9%
Tier 1 risk-based capital ratio	6.0%		13.3%	405.4%	12.2%	387.5%
Total risk-based capital ratio	10.0%		15.9%	405.4%	14.6%	387.5%

Note:

(1)	Consistent with its management’s understanding of FDIC reporting requirements, Capmark Bank US has applied a 50% risk-weighting to a portion of its multi-family loan portfolio that meets certain criteria. After seeking clarification of risk-weighting guidelines with the FDIC, Capmark Bank US’s multi-family loans will receive a 100% risk-weighting subsequent to December 31, 2008. If Capmark Bank US’s multi-family loans were to receive a 100% risk-weighting as of December 31, 2008, its Tier 1 risk-based capital and Total risk-based capital ratios would have been 12.5% and 14.9%, respectively.

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

27. Regulatory Matters (Continued)

(2)	The FDIC’s minimum Tier 1 leverage ratio for a bank to remain well-capitalized is 5.0%. However, as noted above, the Company, Capmark Bank US and Escrow Bank have agreed to maintain a Tier 1 leverage ratio of not less than 8.0%.

Capmark Bank Europe is required to comply with various laws, rules and regulations in Ireland. These requirements, among others, require Capmark Bank Europe to maintain certain capital adequacy and liquidity ratios calculated in accordance with applicable laws and related accounting standards in Ireland. In July 2008, Capmark Bank Europe notified the Irish banking regulatory authority that, in connection with the Company’s decision to end proprietary lending in Europe, Capmark Bank Europe is commencing cessation of its banking operations. In connection with the wind-down of banking activities, Capmark Bank Europe will voluntarily surrender its banking license once it has repaid all of its deposits and unwound or transferred to a third party all of the obligations under which it is required to hold a banking license. The Company expects that the process of winding down Capmark Bank Europe’s banking activities will be completed and the banking license will be relinquished prior to June 30, 2009. Until it relinquishes its license, Capmark Bank Europe is required to comply with the capital adequacy and liquidity ratios described above.

The following table summarizes Capmark Bank Europe’s regulatory capital adequacy and liquidity ratios as of December 31, 2008 and 2007:

	Ratio minimum	December 31, 2008	December 31, 2007
Capital adequacy	15%	46.5%	63.5%
Liquidity(1)	100%	18,235.0%	113.0%

Note:

(1)	Capmark Bank Europe is required to ensure that there are sufficient cash inflows to meet 100% of cash outflows within an eight day period (as defined by the Irish Financial Regulator.) The liquidity ratio was high as of December 31, 2008 due to limited cash outflows as a result of the impact of winding down banking activities.

Capmark Securities Inc. is subject to the SEC’s broker-dealer minimum net capital requirements. Capmark Securities net capital requirement was $250,000 as of December 31, 2008 and 2007. Capmark Securities net capital totaled $11.1 million and $21.3 million as of December 31, 2008 and 2007, respectively.

28. Earnings per Share

The table below demonstrates how the Company has computed basic and diluted earnings per share. The denominator in the calculation below includes shares of common stock issued and sold to employees and non-employee directors, for the years ended December 31, 2008 and 2007 and for the period from March 23, 2006 to December 31, 2006, which are reported as mezzanine equity in the consolidated balance sheet. In connection with the Sponsor Transactions, each outstanding share of the Company’s common stock was split into 412,803.348 shares. For comparative purposes, all periods presented have been adjusted to reflect this stock split.

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

28. Earnings per Share (Continued)

	Successor			Predecessor
	Year ended December 31, 2008	Year ended December 31, 2007	Period from March 23, 2006 to December 31, 2006	Period from January 1, 2006 to March 22, 2006
	(In thousands, except per share amounts)
Net (loss) income	$(1,352,769)	$280,324	$144,144	$12,447
Basic (loss) income per share	$(3.13)	$0.65	$0.33	$0.03
Diluted (loss) income per share	$(3.13)	$0.65	$0.33	$0.03
Basic weighted average shares outstanding	431,672	433,071	431,899	412,803
Effect of dilutive shares	—	1,244	138	—

Diluted weighted average shares outstanding	431,672	434,315	432,037	412,803
Antidilutive shares(1)
Time-based stock options	25,800	23,084	37,211
Performance-based stock options	8,336	10,965	12,106

Total antidilutive shares	34,136	34,049	49,317

Note:

(1)	No potentially dilutive instruments were issued prior to March 23, 2006.

29. Summarized Financial Information of Unconsolidated Investments

Summarized financial information underlying the Company’s equity investments in affordable housing partnerships in the United States was as follows (in thousands):

		December 31, 2008	December 31, 2007
Total assets		$6,466,230	$7,455,872
Total liabilities		5,331,934	6,069,650
Total equity		1,134,296	1,386,222
Company’s equity investment		786,512	942,176

	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006
Total revenue	$703,298	$809,950	$727,571
Net loss	(232,775)	(274,235)	(293,303)
Company’s equity in net loss	(15,858)	(46,712)	(55,012)

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

29. Summarized Financial Information of Unconsolidated Investments (Continued)

Summarized financial information underlying the Company’s other equity-method investments was as follows (in thousands):

		December 31, 2008	December 31, 2007
Total assets		$6,036,937	$7,201,618
Total liabilities		2,362,415	2,811,983
Total equity		3,674,522	4,389,635
Company’s equity investment		781,545	1,041,964

	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006
Total revenue	$524,549	$1,091,999	$1,205,738
Net income (loss)	(726,839)	807,866	430,581
Company’s equity in net income (loss)	(190,369)	102,730	122,854

The summarized financial information presented above regarding the investees’ total assets, total liabilities, total equity, total revenue and net income (loss) is derived from the latest financial statements available as of the Company’s respective reporting dates. The latest available financial information generally lags the Company’s reporting dates and periods. The Company estimates its equity income for the lag periods; therefore, there is not a direct correlation between the Company’s recorded equity investment as of the reporting dates and the investees’ total equity at their respective reporting dates. Also, the equity income recorded by the Company, as presented above and in the consolidated statement of operations (equity in (loss) income of joint ventures and partnerships), includes gains and losses on the disposition of equity investments.

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

30. Quarterly Financial Data (unaudited)

Quarterly financial data for the years ended December 31, 2008 and 2007 (in thousands)

	2008
	Fourth	Third	Second	First
Interest income	$217,909	$227,861	$236,837	$276,978
Interest expense	172,523	188,360	184,260	215,875

Net interest income	45,386	39,501	52,577	61,103
Provision for loan losses	122,003	39,643	10,390	7,629

Net interest income after provision for loan losses	(76,617)	(142)	42,187	53,474
Noninterest income	(652,565)	39,175	116,015	(193,224)

Net revenue	(729,182)	39,033	158,202	(139,750)
Noninterest expense	200,755	173,952	199,935	208,610

(Loss) before minority interest and income tax provision (benefit)	(929,937)	(134,919)	(41,733)	(348,360)
Minority interest income	56,225	14,580	24,177	15,498

(Loss) income before income tax provision (benefit)	(873,712)	(120,339)	(17,556)	(332,862)
Income tax provision (benefit)	188,238	(30,890)	(29,045)	(120,003)

Net (loss) income	$(1,061,950)	$(89,449)	$11,489	$(212,859)

Basic net (loss) income per share	$(2.47)	$(0.21)	$0.03	$(0.49)
Diluted net (loss) income per share	(2.47)	(0.21)	0.03	(0.49)

	2007
	Fourth	Third	Second	First
Interest income	$343,363	$329,137	$281,275	$297,417
Interest expense	247,282	247,034	206,281	213,863

Net interest income	96,081	82,103	74,994	83,554
Provision for loan losses	9,235	11,721	5,391	6,319

Net interest income after provision for loan losses	86,846	70,382	69,603	77,235
Noninterest income	64,060	156,447	243,576	443,996

Net revenue	150,906	226,829	313,179	521,231
Noninterest expense	242,839	221,547	189,135	235,853

(Loss) income before minority interest and income tax (benefit) provision	(91,933)	5,282	124,044	285,378
Minority interest income (expense)	79,956	29,569	23,340	(8,534)

(Loss) income before income tax (benefit) provision	(11,977)	34,851	147,384	276,844
Income tax (benefit) provision	(786)	8,270	57,900	101,394

Net (loss) income	$(11,191)	$26,581	$89,484	$175,450

Basic net (loss) income per share	$(0.03)	$0.06	$0.21	$0.41
Diluted net (loss) income per share	(0.03)	0.06	0.21	0.41

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

31. Subsequent Events

On February 26, 2009, Fitch Ratings downgraded the Company’s long-term senior unsecured debt rating to B- from BBB- and maintained a negative rating outlook. On February 26, 2009, Moody’s Investors Service downgraded the Company’s long-term senior unsecured debt rating to Ba2 from Baa3 and placed the rating under review for further possible downgrade. On March 2, 2009 Standard & Poor’s Ratings Services downgraded the Company’s long-term senior unsecured debt rating to B+ from BBB- and maintained a negative rating outlook. On April 7, 2009, Moody’s Investors Service downgraded the Company’s long-term senior unsecured debt rating to B2 from Ba2 and kept the rating under review for further possible downgrade.

Working with the majority of its bridge lenders, the Company has extended the maturity date of approximately 94% of its outstanding bridge loan from March 23, 2009 to April 9, 2009 and then to April 20, 2009. In connection with the bridge loan extensions, the Company paid the extending lenders a fee equal to 0.25% and 0.15% of the extended amount, respectively. The one non-extending bridge lender filed a complaint against the Company on April 3, 2009 in connection with the nonrepayment of the $48 million principal amount of the bridge loan held by such lender. The complaint alleges breach of contract, breach of the covenant of good faith and fair dealing and conversion by the Company in connection with the non-repayment. The lender is seeking repayment of principal and interest due to it under the bridge loan agreement, damages and attorneys’ fees and costs.

The Company is currently in discussions with the lenders under its bridge loan agreement and senior credit facility regarding negotiating modifications to certain terms of both the senior credit facility and bridge loan agreement. As of April 20, 2009, lenders representing approximately 94% of the outstanding loans under the bridge loan agreement have agreed to extend the maturity date of the bridge loan to May 8, 2009. Additionally, the required lenders under the senior credit facility and the bridge loan agreement have agreed to waive the Company’s compliance with the leverage ratio covenant as of the quarters ended December 31, 2008 and March 31, 2009 and the requirement to deliver its annual audited financial statements within 110 days after year end. These waivers are effective through May 8, 2009. The Company paid the extending lenders a fee equal to 0.05% of the extended and waived amount.

The Company has received correspondence from certain of the holders of its senior notes stating that they believe that the Company has defaulted under the terms of the indentures governing the senior notes by failing to timely file its Form 10-K for the year ended December 31, 2008. The Company has also received correspondence from certain of the holders of its senior notes and certain of the lenders under the senior credit facility that are not lenders under the bridge loan agreement requesting that the Company provide them with the information that it has provided to the bridge lenders and urging the Company to undertake a comprehensive debt restructuring.

32. Supplemental Financial Information

Certain wholly-owned subsidiaries of the Company have guaranteed the Company’s borrowings under its senior unsecured credit facilities. The guarantees are full and unconditional, joint and several. The following supplemental financial information presents the condensed consolidating balance sheet, statement of operations and statement of cash flows for the parent company, the guarantor subsidiaries and the non-guarantor subsidiaries.

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

32. Supplemental Financial Information (Continued)

Condensed Consolidating Balance Sheet

December 31, 2008

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash, cash equivalents and restricted cash	$179,592	$2,718	$726,723	$(34,643)	$874,390
Investment securities—trading	1,302,945	119,987	34,452	—	1,457,384
Investment securities—available for sale	—	336,943	599,792	(92,768)	843,967
Loans held for sale	—	1,390,789	2,567,695	12,199	3,970,683
Loans held for investment	—	1,081,978	7,569,807	(443,805)	8,207,980
Real estate investments	—	18,415	1,827,032	(523)	1,844,924
Equity investments	33,985	276,191	1,271,807	(13,926)	1,568,057
Other assets	5,814,640	1,547,936	965,632	(6,457,418)	1,870,790
Investments in subsidiaries	2,352,985	(189,325)	—	(2,163,660)	—

Total assets	$9,684,147	$4,585,632	$15,562,940	$(9,194,544)	$20,638,175

Liabilities and Stockholders’ Equity
Liabilities:
Short-term borrowings	$2,273,125	$319,512	$849,518	$(131,397)	$3,310,758
Long-term borrowings	5,934,480	239,107	2,356,315	(247,067)	8,282,835
Deposit liabilities	—	—	5,690,930	—	5,690,930
Real estate syndication proceeds and related liabilities	—	—	1,258,743	—	1,258,743
Other liabilities	257,657	3,293,653	3,763,772	(6,625,458)	689,624

Total liabilities	8,465,262	3,852,272	13,919,278	(7,003,922)	19,232,890

Commitments and Contingent Liabilities	—	—	—	—	—
Minority Interest	—	89,144	121,331	(24,075)	186,400
Mezzanine Equity	72,851	—	—	—	72,851
Stockholders’ Equity:
Preferred stock	—	—	—	—	—
Common stock	413	786	187,943	(188,729)	413
Other stockholders’ equity	1,145,621	643,430	1,334,388	(1,977,818)	1,145,621

Total stockholders’ equity	1,146,034	644,216	1,522,331	(2,166,547)	1,146,034

Total liabilities and stockholders’ equity	$9,684,147	$4,585,632	$15,562,940	$(9,194,544)	$20,638,175

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

32. Supplemental Financial Information (Continued)

Condensed Consolidating Balance Sheet

December 31, 2007

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash, cash equivalents and restricted cash	$7,421	$213,661	$1,215,670	$—	$1,436,752
Investment securities—trading	21,300	98,603	65,789	—	185,692
Investment securities—available for sale	—	373,590	635,358	(59,266)	949,682
Loans held for sale	—	2,453,401	5,582,228	(251,860)	7,783,769
Loans held for investment	—	981,655	6,123,644	(213,585)	6,891,714
Real estate investments	—	—	1,748,555	—	1,748,555
Equity investments	47,443	369,589	1,584,782	(17,674)	1,984,140
Other assets	8,040,133	1,505,763	2,039,532	(9,301,336)	2,284,092
Investments in subsidiaries	3,007,950	210,375	—	(3,218,325)	—

Total assets	$11,124,247	$6,206,637	$18,995,558	$(13,062,046)	$23,264,396

Liabilities and Stockholders’ Equity
Liabilities:
Short-term borrowings	$408,197	$842,032	$2,679,563	$(97,155)	$3,832,637
Long-term borrowings	7,035,619	—	1,467,185	(195,118)	8,307,686
Deposit liabilities	—	—	5,554,607	(2,000)	5,552,607
Real estate syndication proceeds and related liabilities	—	—	1,563,151	—	1,563,151
Other liabilities	1,071,380	3,801,712	5,653,202	(9,457,226)	1,069,068

Total liabilities	8,515,196	4,643,744	16,917,708	(9,751,499)	20,325,149

Commitments and Contingent Liabilities	—	—	—	—	—
Minority Interest	—	113,357	230,437	(13,598)	330,196
Mezzanine Equity	102,418	—	—	—	102,418
Stockholders’ Equity:
Preferred stock	—	—	—	—	—
Common stock	413	786	124,206	(124,992)	413
Other stockholders’ equity	2,506,220	1,448,750	1,723,207	(3,171,957)	2,506,220

Total stockholders’ equity	2,506,633	1,449,536	1,847,413	(3,296,949)	2,506,633

Total liabilities and stockholders’ equity	$11,124,247	$6,206,637	$18,995,558	$(13,062,046)	$23,264,396

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

32. Supplemental Financial Information (Continued)

Condensed Consolidating Statement of Operations

Year ended December 31, 2008

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Interest Income
Interest income	$244,099	$333,370	$721,792	$(339,676)	$959,585
Interest expense	325,700	232,139	539,230	(336,051)	761,018

Net interest income	(81,601)	101,231	182,562	(3,625)	198,567
Provision for loan losses	—	10,626	180,271	(11,232)	179,665

Net interest income after provision for loan losses	(81,601)	90,605	2,291	7,607	18,902

Noninterest Income
Net (losses) gains	(263,242)	(405,580)	(487,595)	(2,519)	(1,158,936)
Other income	3,717	291,315	252,173	(78,868)	468,337

Total noninterest income	(259,525)	(114,265)	(235,422)	(81,387)	(690,599)

Net revenue	(341,126)	(23,660)	(233,131)	(73,780)	(671,697)

Noninterest Expense
Compensation and benefits	(52)	229,914	90,399	(16,394)	303,867
Other expenses	45,430	309,916	182,620	(58,581)	479,385

Total noninterest expense	45,378	539,830	273,019	(74,975)	783,252

(Loss) income before minority interest and income tax provision (benefit)	(386,504)	(563,490)	(506,150)	1,195	(1,454,949)
Minority interest income	—	36,434	74,788	(742)	110,480

(Loss) income before income tax provision (benefit)	(386,504)	(527,056)	(431,362)	453	(1,344,469)
Income tax provision (benefit)	85,491	(158,879)	105,655	(23,967)	8,300

(Loss) income before equity in net (losses) of subsidiaries	(471,995)	(368,177)	(537,017)	24,420	(1,352,769)
Equity in net (losses) of subsidiaries	(880,774)	(512,977)	—	1,393,751	—

Net (Loss) Income	$(1,352,769)	$(881,154)	$(537,017)	$1,418,171	$(1,352,769)

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

32. Supplemental Financial Information (Continued)

Condensed Consolidating Statement of Operations

Year ended December 31, 2007

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Interest Income
Interest income	$420,674	$530,931	$865,528	$(565,941)	$1,251,192
Interest expense	456,463	377,302	630,485	(549,790)	914,460

Net interest income	(35,789)	153,629	235,043	(16,151)	336,732
Provision for loan losses	—	9,136	22,826	704	32,666

Net interest income after provision for loan losses	(35,789)	144,493	212,217	(16,855)	304,066

Noninterest Income
Net (losses) gains	(72,652)	98,437	(32,818)	19,668	12,635
Other income	32,266	442,720	456,858	(36,400)	895,444

Total noninterest income	(40,386)	541,157	424,040	(16,732)	908,079

Net revenue	(76,175)	685,650	636,257	(33,587)	1,212,145

Noninterest Expense
Compensation and benefits	16	290,836	123,727	(100)	414,479
Other expenses	47,493	291,638	203,401	(67,637)	474,895

Total noninterest expense	47,509	582,474	327,128	(67,737)	889,374

(Loss) income before minority interest and income tax (benefit) provision	(123,684)	103,176	309,129	34,150	322,771
Minority interest income	—	30,549	72,676	21,106	124,331

(Loss) income before income tax (benefit) provision	(123,684)	133,725	381,805	55,256	447,102
Income tax (benefit) provision	(46,134)	45,189	123,001	44,722	166,778

(Loss) income before equity in net earnings in subsidiaries	(77,550)	88,536	258,804	10,534	280,324
Equity in net earnings of subsidiaries .	357,874	68,668	—	(426,542)	—

Net Income	$280,324	$157,204	$258,804	$(416,008)	$280,324

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

32. Supplemental Financial Information (Continued)

Condensed Consolidating Statement of Income

Period from March 23, 2006 to December 31, 2006

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Interest Income
Interest income	$388,093	$429,157	$558,119	$(473,616)	$901,753
Interest expense	463,200	302,363	368,191	(474,240)	659,514

Net interest income	(75,107)	126,794	189,928	624	242,239
Provision for loan losses	45,937	18,026	9,106	516	73,585

Net interest income after provision for loan losses	(121,044)	108,768	180,822	108	168,654

Noninterest Income
Net (losses) gains	1,028	6,870	59,475	1,482	68,855
Other income	3,997	410,379	301,948	(29,659)	686,665

Total noninterest income	5,025	417,249	361,423	(28,177)	755,520

Net revenue	(116,019)	526,017	542,245	(28,069)	924,174

Noninterest Expense
Compensation and benefits	60	242,128	124,707	—	366,895
Other expenses	40,787	252,340	105,611	4,548	403,286

Total noninterest expense	40,847	494,468	230,318	4,548	770,181

(Loss) income before minority interest and income tax (benefit) provision	(156,866)	31,549	311,927	(32,617)	153,993
Minority interest (expense) income	—	(1,017)	40,235	14,090	53,308

(Loss) income before income tax (benefit) provision	(156,866)	30,532	352,162	(18,527)	207,301
Income tax (benefit) provision	(47,912)	6,804	97,733	6,532	63,157

(Loss) income before equity in net earnings in subsidiaries	(108,954)	23,728	254,429	(25,059)	144,144
Equity in net earnings of subsidiaries	253,098	68,196	—	(321,294)	—

Net Income	$144,144	$91,924	$254,429	$(346,353)	$144,144

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

32. Supplemental Financial Information (Continued)

Condensed Consolidating Statement of Income

Period from January 1, 2006 to March 22, 2006

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Interest Income
Interest income	$91,279	$98,744	$174,297	$(110,629)	$253,691
Interest expense	69,816	115,040	97,711	(110,391)	172,176

Net interest income	21,463	(16,296)	76,586	(238)	81,515
Provision for loan losses	—	1,325	(294)	—	1,031

Net interest income after provision for loan losses	21,463	(17,621)	76,880	(238)	80,484

Noninterest Income
Net (losses) gains	(68)	1,819	47,812	(1,118)	48,445
Other income	(10,069)	91,780	18,230	(11,720)	88,221

Total noninterest income	(10,137)	93,599	66,042	(12,838)	136,666

Net revenue	11,326	75,978	142,922	(13,076)	217,150

Noninterest Expense
Compensation and benefits	—	104,596	24,420	—	129,016
Other expenses	11,244	64,122	32,837	(16,280)	91,923

Total noninterest expense	11,244	168,718	57,257	(16,280)	220,939

Income (loss) before minority interest and income tax provision (benefit)	82	(92,740)	85,665	3,204	(3,789)
Minority interest income	—	—	9,293	2,971	12,264

Income (loss) before income tax provision (benefit)	82	(92,740)	94,958	6,175	8,475
Income tax provision (benefit)	10	(37,281)	31,430	1,869	(3,972)

Income (loss) before equity in net earnings (losses) in subsidiaries	72	(55,459)	63,528	4,306	12,447
Equity in net earnings (losses) of subsidiaries	12,375	(5,012)	—	(7,363)	—

Net Income (Loss)	$12,447	$(60,471)	$63,528	$(3,057)	$12,447

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

32. Supplemental Financial Information (Continued)

Condensed Consolidating Statement of Cash Flows

Year ended December 31, 2008

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net cash (used in) provided by operating activities	$(306,367)	$225,325	$1,478,608	$(179,609)	$1,217,957

Investing Activities
Net decrease in restricted cash	—	7,876	74,780	—	82,656
Net (increase) decrease in investment securities—other	—	(21,135)	33,359	17,659	29,883
Net (increase) decrease in mortgage loans held for investment	—	(190,741)	(1,450,469)	166,981	(1,474,229)
Net decrease (increase) in real estate investments	—	4,015	17,487	(1,334)	20,168
Net decrease (increase) in equity investments	4,259	30,778	(10,611)	5,955	30,381
Other investing activities, net	—	(24,027)	(4,029)	(150)	(28,206)

Net cash provided by (used in) investing activities	4,259	(193,234)	(1,339,483)	189,111	(1,339,347)

Financing Activities
Net increase (decrease) in short-term borrowings	1,860,040	(333,971)	(1,889,965)	(34,243)	(398,139)
Net (decrease) increase in long-term borrowings	(1,031,103)	129,628	883,959	1,100	(16,416)
Net increase in deposit liabilities	—	—	1,607	2,000	3,607
Real estate syndication proceeds received	—	—	46,492	—	46,492
Other financing activities, net	(354,632)	(31,222)	386,379	(13,002)	(12,477)

Net cash provided by (used in) financing activities	474,305	(235,565)	(571,528)	(44,145)	(376,933)

Effect of Foreign Exchange Rates on Cash	(26)	407	18,235	—	18,616

Net Increase (Decrease) in Cash and Cash Equivalents	172,171	(203,067)	(414,168)	(34,643)	(479,707)
Cash and Cash Equivalents, Beginning of Period	7,421	205,785	991,271	—	1,204,477

Cash and Cash Equivalents, End of Period	$179,592	$2,718	$577,103	$(34,643)	$724,770

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

32. Supplemental Financial Information (Continued)

Condensed Consolidating Statement of Cash Flows

Year ended December 31, 2007

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net cash (used in) provided by operating activities	$(242,068)	$510,099	$(2,873,163)	$375,611	$(2,229,521)

Investing Activities
Net (increase) decrease in restricted cash	—	21,068	(378)	—	20,690
Net (increase) decrease in investment securities—other	31,384	(293,409)	450,230	52,447	240,652
Net (increase) decrease in loans held for investment	—	197,420	146,562	(5,151)	338,831
Net (increase) decrease in real estate investments	—	56,321	(412,682)	(343)	(356,704)
Net (increase) decrease in equity investments	45,265	(53,142)	(184,772)	15,757	(176,892)
Other investing activities, net	19,251	(107,741)	806	(71)	(87,755)

Net cash provided by (used in) investing activities	95,900	(179,483)	(234)	62,639	(21,178)

Financing Activities
Net (decrease) increase in short-term borrowings	(163,360)	292,094	620,330	(68,730)	680,334
Net (decrease) increase in long-term borrowings	469,793	(740,995)	107,304	(374,725)	(538,623)
Net (decrease) increase in deposit liabilities	—	—	2,516,650	125,000	2,641,650
Net (decrease) increase in real estate syndication proceeds	—	—	262,485	—	262,485
Other financing activities, net	(281,177)	319,655	13,995	5,333	57,806

Net cash provided by (used in) financing activities	25,256	(129,246)	3,520,764	(313,122)	3,103,652

Effect of Foreign Exchange Rates on Cash	3,105	(2,350)	24,965	—	25,720

Net (Decrease) Increase in Cash and Cash Equivalents	(117,807)	199,020	672,332	125,128	878,673
Cash and Cash Equivalents, Beginning of Period	125,228	6,765	318,939	(125,128)	325,804

Cash and Cash Equivalents, End of Period	$7,421	$205,785	$991,271	$—	$1,204,477

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

32. Supplemental Financial Information (Continued)

Condensed Consolidating Statement of Cash Flows

Period from March 23, 2006 to December 31, 2006

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net cash provided by (used in) operating activities	$367,081	$(934,536)	$170	$224,373	$(342,912)

Investing Activities
Net (increase) decrease in restricted cash	—	(4,777)	(69,699)	—	(74,476)
Net (increase) decrease in investment securities—other	—	(3,905)	(260,786)	(17,587)	(282,278)
Net (increase) decrease in loans held for investment	(7,787)	627,657	(1,871)	1	618,000
Net (increase) decrease in real estate investments	—	6,500	(98,560)	—	(92,060)
Net (increase) decrease in equity investments	9,979	147,038	(66,786)	(74,758)	15,473
Other investing activities, net	—	(84,978)	55,381	(2,158)	(31,755)

Net cash provided by (used in) investing activities	2,192	687,535	(442,321)	(94,502)	152,904

Financing Activities
Net (decrease) increase in short-term borrowings	(6,747,640)	(516,290)	727,677	(175,230)	(6,711,483)
Net (decrease) increase in long-term borrowings	6,335,302	14,566	305,265	(446)	6,654,687
Net (decrease) increase in deposit liabilities	—	—	(310,438)	—	(310,438)
Net (decrease) increase in real estate syndication proceeds	—	—	240,387	—	240,387
Other financing activities, net	170,058	728,031	(762,941)	(78,680)	56,468

Net cash (used in) provided by financing activities	(242,280)	226,307	199,950	(254,356)	(70,379)

Effect of Foreign Exchange Rates on Cash	77	(85)	3,586	(643)	2,935

Net Increase (Decrease) in Cash and Cash Equivalents	127,070	(20,779)	(238,615)	(125,128)	(257,452)
Cash and Cash Equivalents, Beginning of Period	(1,842)	27,544	557,554	—	583,256

Cash and Cash Equivalents, End of Period	$125,228	$6,765	$318,939	$(125,128)	$325,804

CAPMARK FINANCIAL GROUP INC.

Notes to Consolidated Financial Statements (Continued)

32. Supplemental Financial Information (Continued)

Condensed Consolidating Statement of Cash Flows

Period from January 1, 2006 to March 22, 2006

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net cash (used in) provided by operating activities	$(688,356)	$(29,919)	$1,335,802	$(19,106)	$598,421

Investing Activities
Net (increase) decrease in restricted cash	—	(23,478)	(6,477)	—	(29,955)
Net (increase) decrease in investment securities—other	7	8,155	(24,856)	(3,042)	(19,736)
Net (increase) decrease in loans held for investment	—	140,492	112,688	712	253,892
Net (increase) decrease in real estate investments	—	606	29,750	—	30,356
Net (increase) decrease in equity investments	(16,995)	(8,446)	(74,433)	69,791	(30,083)
Other investing activities, net	(2,913)	(34,569)	15,122	—	(22,360)

Net cash (used in) provided by investing activities	(19,901)	82,760	51,794	67,461	182,114

Financing Activities
Net (decrease) increase in short-term borrowings	1,280,211	(111,195)	(409,925)	(169,999)	589,092
Net (decrease) increase in long-term borrowings	—	(60,228)	(354,420)	111,167	(303,481)
Net (decrease) increase in deposit liabilities	—	—	(832,766)	—	(832,766)
Net (decrease) increase in real estate syndication proceeds	—	—	73,927	—	73,927
Other financing activities, net	(574,369)	138,595	347,677	17,468	(70,629)

Net cash provided by (used in) financing activities	705,842	(32,828)	(1,175,507)	(41,364)	(543,857)

Effect of Foreign Exchange Rates on Cash	11	(174)	1,163	—	1,000

Net (Decrease) Increase in Cash and Cash Equivalents	(2,404)	19,839	213,252	6,991	237,678
Cash and Cash Equivalents, Beginning of Period	562	7,705	344,302	(6,991)	345,578

Cash and Cash Equivalents, End of Period	$(1,842)	$27,544	$557,554	$—	$583,256

Signatures

GMAC LLC • Form 10-K/A

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of May, 2009.

GMAC LLC
(Registrant)

/s/ ALVARO G. DE MOLINA
Alvaro G. de Molina Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, this 14th day of May, 2009.

/s/ ALVARO G. DE MOLINA Alvaro G. de Molina Chief Executive Officer	/s/ ROBERT S. HULL Robert S. Hull Executive Vice President and Chief Financial Officer

/s/ DAVID J. DEBRUNNER David J. DeBrunner Vice President, Chief Accounting Officer, and Corporate Controller