Form 10-Q
period 2009-06-30
GMAC INC.
filed 2009-08-07
CIK 40729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to                         .

Commission file number: 1-3754

GMAC INC.

(Exact name of registrant as specified in its charter)

Delaware	38-0572512
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Renaissance Center

P.O. Box 200, Detroit, Michigan

48265-2000

(Address of principal executive offices)

(Zip Code)

(313) 556-5000

(Registrant’s telephone number, including area code)

Former name of Registrant: GMAC LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing for the past 90 days.

Yes ☑                    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for a shorter period that the registrant was required to submit and post such files).

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

Yes ☐                    No ☑

At August 7, 2009, the number of shares outstanding of the Registrant’s common stock was 539,920 shares.

GMAC INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

GMAC INC.

CONDENSED CONSOLIDATED STATEMENT OF INCOME (unaudited)

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2009	2008	2009	2008
Revenue
Consumer	$1,270	$1,764	$2,599	$3,585
Commercial	455	611	896	1,259
Loans held-for-sale	148	312	280	672
Operating leases	1,631	2,135	3,356	4,238
Interest and dividends on investment securities	102	166	198	375
Other interest income	33	393	121	667

Total financing revenue and other interest income	3,639	5,381	7,450	10,796
Interest expense
Interest on deposits	180	179	357	352
Interest on short-term borrowings	144	566	291	1,106
Interest on long-term debt	1,708	2,133	3,502	4,443
Other interest expense	56	(9)	119	147

Total interest expense	2,088	2,869	4,269	6,048
Depreciation expense on operating lease assets	1,256	1,401	2,409	2,797
Impairment of investment in operating leases	—	716	—	716

Net financing revenue	295	395	772	1,235
Other revenue
Servicing fees	399	465	807	936
Servicing asset valuation and hedge activities, net	(240)	(185)	(600)	225
Insurance premiums and service revenue earned	818	1,123	1,682	2,232
Loss on mortgage and automotive loans, net	(362)	(1,099)	(66)	(1,698)
Gain on extinguishment of debt	14	616	657	1,104
Other gain (loss) on investments, net	98	(49)	81	(444)
Other income, net of losses	4	49	(108)	134

Total other revenue	731	920	2,453	2,489
Total net revenue	1,026	1,315	3,225	3,724
Provision for loan losses	1,161	771	2,004	1,244
Noninterest expense
Compensation and benefits expense	441	591	860	1,204
Insurance losses and loss adjustment expenses	481	714	1,034	1,344
Other operating expenses	1,126	1,548	2,308	2,811
Impairment of goodwill	607	—	607	—

Total noninterest expense	2,655	2,853	4,809	5,359
Loss before income tax expense	(2,790)	(2,309)	(3,588)	(2,879)
Income tax expense	1,113	173	990	192

Net loss	$(3,903)	$(2,482)	$(4,578)	$(3,071)

The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

GMAC INC.

CONDENSED CONSOLIDATED BALANCE SHEET (unaudited)

($ in millions)	June 30, 2009	December 31, 2008
Assets
Cash and cash equivalents	$18,655	$15,151
Investment securities
Trading	783	1,207
Available-for-sale	9,206	6,234
Held-to-maturity	3	3

Total investment securities	9,992	7,444
Loans held-for-sale	11,440	7,919
Finance receivables and loans, net of unearned income
Consumer ($1,587 and $1,861 at fair value)	57,983	63,963
Commercial	32,838	36,110
Allowance for loan losses	(3,301)	(3,433)

Total finance receivables and loans, net	87,520	96,640
Investment in operating leases, net	21,597	26,390
Notes receivable from General Motors	1,071	1,655
Mortgage servicing rights	3,509	2,848
Premiums receivable and other insurance assets	4,532	4,507
Other assets	22,932	26,922

Total assets	$181,248	$189,476

Liabilities
Debt
Unsecured	$48,335	$53,213
Secured ($1,574 and $1,899 at fair value)	56,840	73,108

Total debt	105,175	126,321
Interest payable	1,680	1,517
Unearned insurance premiums and service revenue	4,170	4,356
Reserves for insurance losses and loss adjustment expenses	2,814	2,895
Deposit liabilities	26,152	19,807
Accrued expenses and other liabilities	15,211	12,726

Total liabilities	155,202	167,622
Equity
Common stock and paid-in capital (Members’ interests at December 31, 2008)	10,917	9,670
Preferred stock held by U.S. Department of Treasury (Preferred interests held by U.S. Department of Treasury at December 31, 2008)	12,500	5,000
Preferred stock (Preferred interests at December 31, 2008)	1,287	1,287
Retained earnings	1,234	6,286
Accumulated other comprehensive income (loss)	108	(389)

Total equity	26,046	21,854

Total liabilities and equity	$181,248	$189,476

The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

GMAC INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited)

Six Months Ended June 30, 2009 and 2008

($ in millions)	Members’ interests	Preferred interests held by U.S. Department of Treasury	Preferred interests	Retained earnings	Accumulated other comprehensive income (loss)	Total equity	Comprehensive income (loss)
Balance at January 1, 2008, before cumulative effect of adjustments	$8,912		$1,052	$4,649	$952	$15,565
Cumulative effect of a change in accounting principle, net of tax
Adoption of Statement of Financial Accounting Standards No. 157 (a)				23		23
Adoption of Statement of Financial Accounting Standards No. 159 (a)				(178)		(178)

Balance at January 1, 2008, after cumulative effect of adjustments	8,912		1,052	4,494	952	15,410
Capital contributions	7					7
Net loss				(3,071)		(3,071)	$(3,071)
Dividends to members (b)				(27)		(27)
Other				6		6
Other comprehensive loss					(9)	(9)	(9)

Balance at June 30, 2008	$8,919		$1,052	$1,402	$943	$12,316	$(3,080)

Balance at January 1, 2009	$9,670	$5,000	$1,287	$6,286	$(389)	$21,854
Capital contributions (b)	1,247					1,247
Net loss				(4,578)		(4,578)	$(4,578)
Preferred interest dividends paid to the U.S. Department of Treasury				(160)		(160)
Preferred interests dividends				(195)		(195)
Dividends to members (b)				(119)		(119)
Issuance of preferred interests held by U.S. Department of Treasury		7,500				7,500
Other comprehensive income					497	497	497

Balance at June 30, 2009, before conversion from limited liability company to a corporation (c)	$10,917	$12,500	$1,287	$1,234	$108	$26,046	$(4,081)

($ in millions)	Common stock and paid-in capital	Preferred stock held by U.S. Department of Treasury	Preferred stock	Retained earnings	Accumulated other comprehensive income (loss)	Total equity	Comprehensive income (loss)
Balance at June 30, 2009, after conversion from limited liability company to a corporation (c)	$10,917	$12,500	$1,287	$1,234	$108	$26,046	$(4,081)

(a)	Refer to Note 15 to the Condensed Consolidated Financial Statements for further details.
(b)	Refer to Note 14 to the Condensed Consolidated Financial Statements for further details.
(c)	Effective June 30, 2009, GMAC LLC was converted from a Delaware limited liability company into a Delaware corporation and renamed GMAC Inc. Each unit of each class of common membership interest issued and outstanding by GMAC LLC immediately prior to the conversion was converted into an equivalent number of shares of common stock of GMAC Inc. with substantially the same rights and preferences as the common membership interests. Upon conversion, holders of GMAC LLC preferred interests also received an equivalent number of GMAC Inc. preferred stock with substantially the same rights and preferences as the former preferred interests. Refer to Note 1 to the Condensed Consolidated Financial Statement for further details.

The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

GMAC INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

Six Months Ended June 30, 2009 and 2008

($ in millions)	2009	2008
Operating activities
Net cash provided by operating activities	$2,281	$10,309

Investing activities
Purchases of available-for-sale securities	(8,080)	(9,665)
Proceeds from sales of available-for-sale securities	2,722	11,282
Proceeds from maturities of available-for-sale securities	2,125	2,470
Net decrease (increase) in finance receivables and loans	9,608	(3,427)
Proceeds from sales of finance receivables and loans	462	655
Purchases of operating lease assets	(302)	(7,867)
Disposals of operating lease assets	3,418	3,483
Sales of mortgage servicing rights	13	174
Net decrease (increase) in notes receivable from General Motors	647	(277)
Proceeds from sales of business units, net	82	—
Other, net	(484)	12

Net cash provided by (used in) investing activities	10,211	(3,160)

Financing activities
Net decrease in short-term debt	(1,762)	(10,222)
Net increase in bank deposits	5,460	3,583
Proceeds from issuance of long-term debt	14,813	20,740
Repayments of long-term debt	(36,517)	(24,913)
Proceeds from issuance of preferred interests held by U.S. Department of Treasury	7,500	—
Proceeds from issuance of common membership interests	1,247	—
Dividends paid	(448)	(62)
Other, net	851	389

Net cash used in financing activities	(8,856)	(10,485)

Effect of exchange rate changes on cash and cash equivalents	(132)	(16)

Net increase (decrease) in cash and cash equivalents	3,504	(3,352)
Cash and cash equivalents at beginning of year	15,151	17,677

Cash and cash equivalents at June 30,	$18,655	$14,325

The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Description of Business, Basis of Presentation, and Changes in Significant Accounting Policies

GMAC Inc. was founded in 1919 as a wholly owned subsidiary of General Motors Corporation. On November 30, 2006, General Motors Corporation sold a 51% interest in us (the Sale Transactions) to FIM Holdings LLC (FIM Holdings), an investment consortium led by Cerberus FIM Investors, LLC, the sole managing member. On December 24, 2008, the Board of Governors of the Federal Reserve System (the Board of Governors) approved our application to become a bank holding company under the Bank Holding Company Act of 1956, as amended (the BHC Act). In connection with this approval, General Motors Corporation and FIM Holdings were required to significantly reduce their voting equity ownership interests in GMAC. These reductions in ownership occurred in 2009. For further discussion of developments with General Motors Corporation, refer to the General Motors Emergence from Bankruptcy Protection section in this note. The terms “GMAC,” “the Company,” “we,” “our,” and “us” refer to GMAC Inc. and its subsidiaries as a consolidated entity except where it is clear that the terms mean only GMAC Inc.

The Condensed Consolidated Financial Statements as of June 30, 2009, and for the three months and six months ended June 30, 2009 and 2008, are unaudited but, in management’s opinion, include all normal recurring adjustments necessary for the fair presentation of the interim-period results.

The interim-period consolidated financial statements, including the related notes, are condensed and prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim reporting. Certain amounts in prior periods have been reclassified to conform to the current period’s presentation. We made these reclassifications and certain presentation changes to more closely conform to Article 9 of Regulation S-X as a result of the Federal Reserve System’s approval for us to become a bank holding company. In our Condensed Consolidated Statement of Income, we reclassified interest and dividends on investment securities from investment income (a component of total other revenue) to a separate financial statement line item within total financing revenue and other interest income. Additionally, we reclassified other interest income from other income, net of losses (a component of total other revenue), to a separate financial statement line item within total financing revenue and other interest income. Presentation changes were made to interest expense in the Condensed Consolidated Statement of Income and investment securities on the Condensed Consolidated Balance Sheet to provide detail on the composition of these financial statement line items. During the six months ended June 30, 2009, we also reclassified certain uncertificated investments from investment securities to other assets on the Condensed Consolidated Balance Sheet, consistent with industry practice. Additionally, we are in the process of modifying information systems to address Article 9 guidelines that are not reflected in this Form 10-Q. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These interim-period Condensed Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements, which are included in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the United States Securities and Exchange Commission (SEC) on February 26, 2009.

Residential Capital, LLC

Residential Capital, LLC (ResCap), one of our mortgage subsidiaries, has been negatively impacted by the events and conditions in the mortgage banking industry and the broader economy. The market deterioration has led to fewer sources of, and significantly reduced levels of, liquidity available to finance ResCap’s operations. ResCap is highly leveraged relative to its cash flow and continues to recognize credit and valuation losses resulting in a significant deterioration in capital. During the first six months of 2009, ResCap received capital contributions from GMAC of $1.2 billion and recognized a gain on extinguishment of debt of $1.7 billion as a result of completed divestitures to GMAC and through contributions and forgiveness of ResCap’s outstanding notes, which GMAC previously repurchased in the open market at a discount or through our private debt exchange and cash tender offers. Accordingly, ResCap’s consolidated tangible net worth, as defined, was $1.05 billion as of June 30, 2009, and remained in compliance with all of its consolidated tangible net worth covenants. For this purpose, consolidated tangible net worth is defined as ResCap’s consolidated equity excluding intangible assets and any equity in Ally Bank to the extent included on ResCap’s consolidated balance sheet. There continues to be a risk that ResCap will not be able to meet its debt service obligations, default on its financial debt covenants due to insufficient capital, and/or be in a negative liquidity position in 2009 or future periods.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

ResCap actively manages its liquidity and capital positions and is continually working on initiatives to address its debt covenant compliance and liquidity needs, including debt maturing in the next twelve months and the identified risks and uncertainties. ResCap’s initiatives include, but are not limited to, the following: continuing to work with key credit providers to optimize all available liquidity options; continued reduction of assets and other restructuring activities; focusing production on government and prime conforming products; exploring strategic alternatives such as alliances, joint ventures, and other transactions with third parties; and continually exploring opportunities for funding and capital support from GMAC and its affiliates. The outcomes of most of these initiatives are outside of ResCap’s control resulting in increased uncertainty as to their successful execution.

ResCap remains heavily dependent on GMAC and its affiliates for funding and capital support, and there can be no assurance that GMAC or its affiliates will continue such actions. We have previously disclosed that ResCap is an important subsidiary and that we believe the support we have provided to ResCap was in the best interests of our stakeholders. We have further disclosed that if ResCap were to need additional support, we would provide that support so long as it was in the best interests of our stakeholders.

Although our continued actions through various funding and capital initiatives demonstrate support for ResCap, our status as a bank holding company, completion of our private debt exchange and cash tender offers in 2008, and further capital actions in 2009 better position us to be capable of supporting ResCap, there are currently no commitments or assurances for future funding and/or capital support. Consequently, there remains substantial doubt about ResCap’s ability to continue as a going concern. Should we no longer continue to support the capital or liquidity needs of ResCap or should ResCap be unable to successfully execute other initiatives, it would have a material adverse effect on ResCap’s business, results of operations, and financial position.

GMAC has extensive financing and hedging arrangements with ResCap that could be at risk of nonpayment if ResCap were to file for bankruptcy. As of June 30, 2009, we had approximately $3.5 billion in secured financing arrangements and secured hedging agreements with ResCap of which approximately $2.9 billion in loans and $32 million related to hedging agreements had been utilized. We also owned approximately $34 million of ResCap secured notes (with a ResCap book value of $42 million). Amounts outstanding under the secured financing and hedging arrangements fluctuate. If ResCap were to file for bankruptcy, ResCap’s repayments of its financing facilities, including those with us, could be slower than if ResCap had not filed for bankruptcy. In addition, we could be an unsecured creditor of ResCap to the extent that the proceeds from the sale of our collateral are insufficient to repay ResCap’s obligations to us. It is possible that other ResCap creditors would seek to recharacterize our loans to ResCap as equity contributions or to seek equitable subordination of our claims so that the claims of other creditors would have priority over our claims. As a holder of unsecured notes, we would not receive any distributions for the benefit of creditors in a ResCap bankruptcy before secured creditors are repaid. In addition, should ResCap file for bankruptcy, our $1.0 billion investment related to ResCap’s equity position would likely be reduced to zero. GMAC would also have potential exposure relative to the recoverability of other assets attributable to ResCap of $115 million, primarily related to deferred tax assets. If a ResCap bankruptcy were to occur and a substantial amount of our credit exposure not repaid to us, it would have an adverse impact on our near-term net income and capital position, but we do not believe it would have a materially adverse impact on GMAC’s consolidated financial position over the longer term.

Change in Reportable Segment Information

As a result of a change in management’s view of certain corporate intercompany activities, we have reclassified certain transactions between our Mortgage operations reportable segment and our Corporate and Other reportable segment. These transactions relate to intercompany gains and losses associated with GMAC’s forgiveness of ResCap debt that was obtained by GMAC in open market repurchases and the December 2008 bond exchange. Prior to this reporting period, gains associated with this forgiveness were reported as part of our Mortgage operations segment, which required offsetting eliminations to be reported as part of our Corporate and Other reportable segment. These gains represent the difference between ResCap’s carrying value of the debt and the market value of the debt at the time of forgiveness. This reclassification was made because management no longer includes these gains in its evaluation of the Mortgage operations results. Further, this reclassification is intended to clarify and simplify the presentation of our segment results. As a result of the change in this reporting period, the associated gains and eliminations have both been reported within the Corporate and Other reportable segment. Comparative amounts for 2008 have been reclassified to conform to the current management view. These reclassifications did not affect our consolidated results of operations.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Issuance of Preferred Equity

On May 21, 2009, GMAC entered into an agreement with the U.S. Department of the Treasury (the Treasury) pursuant to which GMAC issued and sold to the Treasury (1) 150,000,000 units of GMAC’s Fixed Rate Cumulative Mandatorily Convertible Preferred Membership Interests, Series F, having a capital amount of $50 per unit (the Series F Interests) and (2) a ten-year warrant to purchase up to 7,501,500 units of the Series F Interests at an initial exercise price of $0.01 per unit (the Warrant) for an aggregate purchase price of $7.5 billion in cash. The Treasury immediately exercised the Warrant for a net issuance of 7,500,000 units of the Series F Interests. As described below, as a result of the Conversion (as defined below) the Series F Interests have been converted into GMAC Fixed Rate Cumulative Mandatorily Convertible Preferred Stock, Series F (Series F Preferred Stock).

The Series F Preferred Stock is convertible into GMAC common stock at the Conversion Rate (as defined below) either: (1) at GMAC’s option, at any time or from time to time, and subject to certain exceptions and requirements with the prior approval of the Board of Governors of the Federal Reserve System; or (2) at the Treasury’s option, upon the occurrence of (a) any public offering of GMAC common stock or (b) certain sales, mergers, or changes of control of GMAC. All units of the Series F Preferred Stock that remain outstanding on May 21, 2016, will convert into GMAC common stock at the Conversion Rate.

The “Conversion Rate” is equal to 0.00432, subject to customary anti-dilution adjustments, which represents the number of shares of common stock for which each unit of the Series F Preferred Stock will be exchanged upon conversion. The Conversion Rate was determined based on the valuation performed by an independent investment bank hired by GMAC with the consent of the Treasury.

GMAC Conversion

Effective June 30, 2009, GMAC was converted (the Conversion) from a Delaware limited liability company into a Delaware corporation pursuant to Section 18-216 of the Delaware Limited Liability Company Act and Section 265 of the Delaware General Corporation Law and was renamed “GMAC Inc.” In connection with the Conversion, each unit of each class of membership interest issued and outstanding immediately prior to the Conversion was converted into shares of capital stock of GMAC with substantially the same rights and preferences as such membership interests. Refer to Note 13 for additional information regarding the tax impact of the conversion.

Holders of GMAC’s common membership interests received an equivalent number of shares of common stock of GMAC Inc. Holders of GMAC’s GM Preferred Membership Interests received an equivalent number of shares of GMAC Fixed Rate Perpetual Preferred Stock, Series A. Holders of GMAC’s Class C Membership Interests received an equivalent number of shares of GMAC Preferred Stock, Series C-1. Holders of GMAC’s Class D-1 Fixed Rate Cumulative Perpetual Preferred Membership Interests received an equivalent number of shares of GMAC Fixed Rate Cumulative Perpetual Preferred Stock, Series D-1. Holders of GMAC’s Class D-2 Fixed Rate Cumulative Perpetual Preferred Membership Interests received an equivalent number of shares of GMAC Fixed Rate Cumulative Perpetual Preferred Stock, Series D-2. Holders of GMAC’s Class E Fixed Rate Perpetual Preferred Membership Interests received an equivalent number of shares of GMAC’s Fixed Rate Perpetual Preferred Stock, Series E. Holders of GMAC’s Class F Fixed Rate Cumulative Mandatorily Convertible Preferred Membership Interests received an equivalent number of shares of GMAC Fixed Rate Cumulative Mandatorily Convertible Preferred Stock, Series F.

General Motors Emergence from Bankruptcy Protection

On July 10, 2009, General Motors Company (GM) completed the acquisition of substantially all of the assets of Motors Liquidation Company (formerly known as General Motors Corporation) and certain of its direct and indirect subsidiaries (collectively, the Sellers). The sale was consummated in connection with the Sellers’ filing of voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court), and was completed pursuant to Section 363(b) of the Bankruptcy Code and the Bankruptcy Court’s sale order dated July 5, 2009. We were notified that all material contracts that GM had with GMAC were transferred to the new GM entity including all of GM’s corresponding pre- and post-petition liabilities and payment obligations. Refer to Note 14 for further information.

GMAC INC.

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

SFAS No. 160 — On January 1, 2009, we adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (SFAS 160), which requires the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position as equity, but separate from the parent’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. The adoption of SFAS 160 did not have a material impact on our consolidated financial condition or results of operations.

SFAS No. 161 — As of January 1, 2009, we adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). SFAS 161 requires specific disclosures regarding the location and amounts of derivative instruments in the financial statements; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect the financial position, financial performance, and cash flows. Because SFAS 161 impacted only the disclosure and not the accounting treatment for derivative instruments and related hedged items, the adoption of SFAS 161 did not have an impact on our consolidated financial condition or results of operations. Refer to Note 12 for disclosures required by SFAS 161.

SFAS No. 165 — As of June 30, 2009, we adopted SFAS No. 165, Subsequent Events (SFAS 165), to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 should be applied to interim or annual financial periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on our consolidated financial condition or results of operations.

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

FSP FAS No. 141(R)-1 — We retrospectively adopted FSP FAS No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (FSP FAS 141(R)-1) as of January 1, 2009, to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The adoption of FSP FAS 141(R)-1 did not have a material impact on our consolidated financial condition or results of operations.

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

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

FSP FAS No. 107-1 and APB No. 28-1 — As of June 30, 2009, we adopted FSP FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1) which amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim periods. Additionally, the guidance amends APB 28, Interim Financial Reporting, to require these disclosures in all interim financial statements. This FSP is effective for periods ending after June 15, 2009. Since the guidance relates only to disclosures, adoption did not have a material effect on our consolidated financial condition or results of operations.

FSP FAS No. 115-2 and FSP FAS No. 124-2 — As of April 1, 2009, we adopted FSP FAS No. 115-2 and FSP FAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FSP FAS 124-2), which amends the guidance for determining and recognizing impairment on debt securities. Under the FSP, an other-than-temporary impairment must be recognized if an entity has the intent to sell the debt security or if it is more-likely-than-not that it will be required to sell the debt security before recovery of its amortized cost basis. In addition, the FSP changes the amount of impairment to be recognized in current period earnings when an entity does not have the intent to sell or it is more-likely-than-not that it will be required to sell the debt security. In these cases, only the amount of the impairment associated with credit losses is recognized in earnings with all other fair value components in other comprehensive income. The FSP also requires additional disclosures regarding the calculation of credit losses as well as factors considered in reaching a conclusion that an investment is not other-than-temporarily impaired. The FSP is effective for periods ending after June 15, 2009. The adoption of FSP FAS 115-2 and FSP FAS 124-2 did not have a material impact on our consolidated financial condition or results of operations.

FSP FAS No. 157-4 — As of April 1, 2009, we adopted FSP FAS No. 157-4, Determining Whether a Market is Not Active and a Transaction is Not Distressed (FSP FAS 157-4), which clarifies the guidance for determining fair value under SFAS 157, Fair Value Measurements. This FSP provides application guidance to assist preparers in determining whether an observed transaction has occurred in an inactive market and is also distressed. This FSP is effective for periods ending after June 15, 2009. The impact of adopting FSP FAS 157-4 did not have a material impact on our consolidated financial condition or results of operations.

EITF Issue No. 08-5 — On January 1, 2009, we adopted EITF No. 08-5, Issuer’s Accounting for Liabilities at Fair Value with a Third-Party Credit Enhancement (Issue No. 08-5). Issue No. 08-5 states that the issuer of debt with a third-party credit enhancement that is inseparable from the debt instrument shall not include the effect of the credit enhancement in the fair value measurement of the liability. This Issue is effective on a prospective basis for periods beginning after December 15, 2008. The adoption of Issue No. 08-5 did not have a material impact on our consolidated financial condition or results of operations.

EITF Issue No. 08-6 — On January 1, 2009, we adopted EITF No. 08-6, Equity Method Investment Accounting Considerations (Issue No. 08-6), which addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee’s issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. The adoption of Issue No. 08-6 did not have a material impact on our consolidated financial condition or results of operations.

Recently Issued Accounting Standards

FSP FAS No. 132(R)-1 — In December 2008, the FASB issued FSP FAS No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, to provide guidance on an employer’s disclosure about plan assets of a defined benefit pension or other postretirement plan. This FSP provides disclosure investment policies and strategies, categories of plan assets, fair value measurements, and significant concentrations of risk. This FSP is effective for fiscal years ending after December 15, 2009. In the year of adoption, the provisions of this FSP are not required for earlier periods that are presented for comparative purposes. Since this impacts the disclosure and not the accounting treatment for benefit and other postretirement plans, adoption will not have a material effect on our consolidated financial condition or results of operations.

SFAS No. 166 — In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (SFAS 166), to simplify guidance for transfers of financial assets in SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. The guidance removes the

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

concept of a qualifying special-purpose entity (QSPE), which will result in securitization and other asset-backed financing vehicles to be evaluated for consolidation under SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167). SFAS 166 also expands legal isolation analysis, limits when a portion of a financial asset can be derecognized, and clarifies that an entity must consider all arrangements or agreements made contemporaneously with, or in contemplation of, a transfer when applying the derecognition criteria. SFAS 166 is effective for first annual reporting periods beginning after November 15, 2009, and is to be applied prospectively. The elimination of the QSPE concept will require us to retrospectively assess all current off-balance sheet QSPE structures for consolidation under SFAS 167 and record a cumulative-effect adjustment to retained earnings for any consolidation decisions. Retrospective application of SFAS 166, specifically the QSPE removal, is being assessed as part of SFAS 167, noted below.

SFAS No. 167 — In June 2009, the FASB issued SFAS 167, which addresses the primary beneficiary assessment criteria for determining whether an entity is to consolidate a variable interest entity (VIE). An entity shall consolidate a VIE (and thus be considered the primary beneficiary) if it contains both the following characteristics: the power to direct the activities of the VIE that most significantly affects economic performance and the obligation to absorb losses or right to receive benefits that could potentially be significant to the VIE. SFAS 167 also provides guidance in relation to the elimination of the QSPE concept from SFAS 166. This statement is effective for first annual reporting periods beginning after November 15, 2009. Management is currently assessing the retrospective impact of adoption due to the elimination of the QSPE concept.

SFAS No. 168 — In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and Hierarchy of GAAP; A replacement of SFAS 162 (SFAS 168), which eliminates SFAS 162, The Hierarchy of Generally Accepted Accounting Principles, and allows the FASB’s Accounting Standards Codification to become the single source of authoritative accounting guidance used in the preparation of financial statements in conformity with U.S. GAAP, except for rules and interpretive releases of the SEC under authority of federal securities laws, which are also sources of authoritative GAAP for SEC registrants. The adoption of SFAS 168 will not have a material impact on our consolidated financial condition or results of operations.

2.	Other Income, Net of Losses

Details of other income, net of losses, were as follows:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2009	2008	2009	2008
Real estate services, net	$(224)	$19	$(258)	$(9)
Service fees on transactions with GM (a)	—	(17)	(43)	(50)
Full-service leasing fees	85	107	163	205
Late charges and other administrative fees (b)	39	41	84	85
Mortgage processing fees and other mortgage income	9	(258)	15	(252)
Other equity method investments	4	(1)	8	(38)
Insurance service fees	25	35	49	77
Factoring commissions	8	12	16	24
Specialty lending fees	7	9	14	22
Fair value adjustment on certain derivatives (c)	96	52	(61)	97
Changes in fair value for SFAS 159 elections, net (d)	(63)	(74)	(93)	(128)
Other, net	18	124	(2)	101

Total other income, net of losses	$4	$49	$(108)	$134

(a)	Refer to Note 14 for a description of related party transactions.
(b)	Includes nonmortgage securitization fees.
(c)	Refer to Note 12 for a description of derivative instruments and hedging activities.
(d)	Refer to Note 15 for a description of SFAS 159 fair value option elections.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3.	Other Operating Expenses

Details of other operating expenses were as follows:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2009	2008	2009	2008
Insurance commissions	$178	$234	$364	$471
Technology and communications expense	164	159	327	312
Professional services	153	221	259	330
Advertising and marketing	46	56	93	109
Mortgage representation and warranty expense, net	231	80	407	101
Premises and equipment depreciation	29	46	61	94
Rent and storage	30	52	64	103
Full-service leasing vehicle maintenance costs	79	96	152	185
Lease and loan administration	44	34	82	79
Automotive remarketing and repossession	49	84	95	156
Restructuring expenses	4	50	7	84
Operating lease disposal (gain) loss	(116)	87	(149)	124
Other	235	349	546	663

Total other operating expenses	$1,126	$1,548	$2,308	$2,811

4.	Investment Securities

Our portfolio of securities includes bonds, equity securities, asset- and mortgage-backed securities, notes, interests in securitization trusts, and other investments. The cost, fair value, and gross unrealized gains and losses on available-for-sale and held-to-maturity securities were as follows:

	June 30, 2009				December 31, 2008
	Cost	Gross unrealized		Fair value	Cost	Gross unrealized		Fair value
($ in millions)		gains	losses			gains	losses
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$1,802	$18	$(5)	$1,815	$389	$31	$—	$420
States and political subdivisions	701	22	(12)	711	876	31	(26)	881
Foreign government	1,531	23	(5)	1,549	887	25	—	912
Mortgage-backed
Residential	2,516	58	(24)	2,550	191	6	(2)	195
Commercial	25	—	(1)	24	17	—	(2)	15
Asset-backed	452	1	(3)	450	664	—	(2)	662
Corporate debt securities	1,302	39	(54)	1,287	2,431	24	(165)	2,290
Other	325	—	—	325	350	4	(1)	353

Total debt securities (a)	8,654	161	(104)	8,711	5,805	121	(198)	5,728
Equity securities	500	72	(77)	495	525	79	(98)	506

Total available-for-sale securities	$9,154	$233	$(181)	$9,206	$6,330	$200	$(296)	$6,234

Held-to-maturity securities
Total held-to-maturity securities	$3	$—	$—	$3	$3	$—	$—	$3

(a)	In connection with certain borrowings and letters of credit relating to certain assumed reinsurance contracts, $182 million and $154 million of primarily U.S. Treasury securities were pledged as collateral as of June 30, 2009, and December 31, 2008, respectively.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The fair value for our portfolio of trading securities was as follows:

($ in millions)	June 30, 2009	December 31, 2008
Trading securities
U.S. Treasury	$—	$409
Mortgage-backed
Residential	179	553
Commercial	—	7
Asset-backed	604	237
Debt and other	—	1

Total trading securities	$783	$1,207

In April 2009, the FASB amended the other-than-temporary impairment model for debt securities through the issuance of FSP FAS 115-2 and FSP FAS 124-2. The impairment model for equity securities was not affected. Under the new guidance, other-than-temporary impairment losses for debt securities must be recognized in earnings if an entity has the intent to sell the security or it is more-likely-than-not-that it will be required to sell the security before recovery of its amortized cost basis. However, even if an entity does not expect to sell a security, it must evaluate expected cash flows to be received and determine if a credit loss has occurred. In the event of a credit loss, only the amount of impairment associated with the credit loss is recognized in earnings. Amounts relating to factors other than credit losses are recorded in other comprehensive income. The guidance also requires additional disclosures regarding the calculation of credit losses as well as factors considered in reaching a conclusion that an investment is not other-than-temporarily impaired. We adopted the new guidance effective for the period ended June 30, 2009. We did not record a transition adjustment for securities held at June 30, 2009, that were previously considered other-than-temporarily impaired as all previously impaired securities remaining in the portfolio were equity securities.

We employ a systematic methodology that considers available evidence in evaluating potential other-than-temporary impairment of our investments classified as available-for-sale. If the cost of an investment exceeds its fair value, we evaluate, among other factors, the magnitude and duration of the decline in fair value, the financial health of and business outlook for the issuer, changes to the rating of the security by a rating agency, the performance of the underlying assets for interests in securitized assets, whether we intend to sell the investment, and whether it is more-likely-than-not we will be required to sell the debt security before recovery of its amortized cost basis. We had other-than-temporary impairment write-downs of $1 million and $47 million for the three months and six months ended June 30, 2009, respectively, compared to $18 million and $22 million for the three months and six months ended June 30, 2008, respectively. The $1 million impairment for the three months ended June 30, 2009, related to credit-related losses for corporate debt securities and was accordingly recognized in earnings.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The table below summarizes available-for-sale securities in an unrealized loss position in accumulated other comprehensive income. Based on the methodology described above, which has been applied to these securities, we believe that the unrealized losses result from liquidity conditions in the current market environment. As of June 30, 2009, we do not intend to sell the debt securities with an unrealized loss position in accumulated other comprehensive income, and it is not more-likely-than-not that we will be required to sell these securities before recovery of their amortized cost basis. As a result, we believe that the securities with an unrealized loss in accumulated other comprehensive income are not considered to be other-than-temporarily impaired as of June 30, 2009.

	June 30, 2009				December 31, 2008
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
($ in millions)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$688	$(5)	$2	$—	$7	$—	$1	$—
States and political subdivisions	194	(6)	110	(6)	251	(18)	56	(8)
Foreign government securities	478	(5)	2	—	36	—	19	—
Mortgage-backed securities	469	(17)	20	(8)	19	(2)	23	(2)
Asset-backed securities	35	(3)	2	—	13	(2)	18	—
Corporate debt securities	173	(34)	327	(20)	1,190	(144)	235	(21)
Other	128	—	—	—	1	—	4	—

Total temporarily impaired debt securities	2,165	(70)	463	(34)	1,517	(166)	356	(31)
Equity securities	326	(75)	11	(2)	249	(98)	4	—

Total available-for-sale securities	$2,491	$(145)	$474	$(36)	$1,766	$(264)	$360	$(31)

5.	Finance Receivables and Loans and Loans Held-for-sale

The composition of finance receivables and loans outstanding was as follows:

	June 30, 2009			December 31, 2008
($ in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total
Consumer
Retail automotive	$14,448	$19,475	$33,923	$16,281	$21,705	$37,986
Residential mortgages (a)	20,363	3,697	24,060	21,319	4,658	25,977

Total consumer	34,811	23,172	57,983	37,600	26,363	63,963
Commercial
Automotive
Wholesale	15,010	6,254	21,264	16,035	8,094	24,129
Leasing and lease financing	227	545	772	211	634	845
Term loans to dealers and other	2,452	460	2,912	2,608	531	3,139
Commercial and industrial	5,749	915	6,664	4,884	1,157	6,041
Real estate construction and other	994	232	1,226	1,696	260	1,956

Total commercial	24,432	8,406	32,838	25,434	10,676	36,110

Total finance receivables and loans (b)	$59,243	$31,578	$90,821	$63,034	$37,039	$100,073

(a)	Domestic residential mortgages include $1.6 billion and $1.9 billion at fair value as a result of election made under SFAS 159 as of June 30, 2009, and December 31, 2008, respectively. Refer to Note 15 for additional information.
(b)	Net of unearned income of $3.0 billion and $3.4 billion as of June 30, 2009, and December 31, 2008, respectively.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The composition of loans held-for-sale was as follows:

($ in millions)	June 30, 2009	December 31, 2008
Consumer
Retail automotive	$4,578	$3,805
Residential mortgages	6,854	2,629

Total consumer	11,432	6,434
Commercial
Automotive wholesale	—	252
Commercial and industrial (a)	8	1,233

Total commercial	8	1,485

Total loans held-for-sale	$11,440	$7,919

(a)	The balance as of December 31, 2008, primarily related to the resort finance business of our Commercial Finance Group, which provides debt capital to resort and timeshare developers. As of March 31, 2009, the resort finance business was reclassified from loans held-for-sale to commercial finance receivables and loans, net of unearned income, on the Condensed Consolidated Balance Sheet because it was unlikely a sale would occur within the foreseeable future.

The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans.

	Three months ended June 30,
	2009			2008
($ in millions)	Consumer	Commercial	Total	Consumer	Commercial	Total
Allowance at April 1,	$2,758	$887	$3,645	$1,760	$532	$2,292
Provision for loan losses	776	385	1,161	629	142	771
Charge-offs
Domestic	(835)	(305)	(1,140)	(513)	(51)	(564)
Foreign	(549)	(9)	(558)	(43)	1	(42)

Total charge-offs	(1,384)	(314)	(1,698)	(556)	(50)	(606)

Recoveries
Domestic	59	4	63	54	3	57
Foreign	15	—	15	20	2	22

Total recoveries	74	4	78	74	5	79

Net charge-offs	(1,310)	(310)	(1,620)	(482)	(45)	(527)
Other	83	32	115	10	1	11

Allowance at June 30,	$2,307	$994	$3,301	$1,917	$630	$2,547

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Six months ended June 30,
	2009			2008
($ in millions)	Consumer	Commercial	Total	Consumer	Commercial	Total
Allowance at January 1,	$2,536	$897	$3,433	$2,141	$614	$2,755
Provision for loan losses	1,432	572	2,004	1,078	166	1,244
Charge-offs
Domestic	(1,240)	(473)	(1,713)	(800)	(160)	(960)
Foreign	(615)	(18)	(633)	(179)	—	(179)

Total charge-offs	(1,855)	(491)	(2,346)	(979)	(160)	(1,139)

Recoveries
Domestic	110	7	117	107	4	111
Foreign	29	1	30	35	3	38

Total recoveries	139	8	147	142	7	149

Net charge-offs	(1,716)	(483)	(2,199)	(837)	(153)	(990)
Reduction of allowance due to fair value option election (a)	—	—	—	(489)	—	(489)
Other	55	8	63	24	3	27

Allowance at June 30,	$2,307	$994	$3,301	$1,917	$630	$2,547

(a)	Represents the reduction of allowance as a result of fair value option election made under SFAS 159 effective January 1, 2008. Refer to Note 15 for additional information.

As a result of becoming a bank holding company, we changed our charge-off policy during the second quarter of 2009, related to first-lien mortgage loans to comply with the Federal Financial Institutions Examination Council (FFIEC) guidelines. Therefore, first-lien mortgage loans are now written down to estimated collateral value, less costs to sell, once our mortgage loans become 180 days past due. The impact of this change resulted in incremental charge-offs of $318 million. Subsequent charge-offs in future periods are possible should collateral values decline. Prior period charge-offs and unpaid principal balances were not restated. Accordingly, the charge-off policy change was a driver for the significant increase in charge-offs reported during the second quarter of 2009. Further changes to the charge-off policy will be implemented during the second half of 2009 related to our automotive loans to become compliant with the FFIEC guidelines. These changes are not expected to have a material effect on our Condensed Consolidated Financial Statements.

6.	Off-balance Sheet Securitizations

We sell pools of automotive and residential mortgage loans via securitization transactions that qualify for off-balance sheet treatment under GAAP. The purpose of these securitizations is to provide permanent funding and asset and liability management. In executing the securitization transactions, we typically sell the pools to wholly owned special-purpose entities (SPEs), which then sell the loans to a separate, transaction-specific, bankruptcy-remote SPE (a securitization trust) for cash, servicing rights, and in some transactions, retained interests. The securitization trust issues and sells interests to investors that are collateralized by the secured loans and entitle the investors to specified cash flows generated from the securitized loans. The following discussion and related information is only applicable to the transfers of finance receivables and loans that qualify as off-balance sheet requirements of SFAS 140.

Each securitization is governed by various legal documents that limit and specify the activities of the securitization vehicle. The securitization vehicle is generally allowed to acquire the loans being sold to it, to issue interests to investors to fund the acquisition of the loans, and to enter into derivatives or other yield maintenance contracts to hedge or mitigate certain risks related to the asset pool or debt securities. Additionally, the securitization vehicle is required to service the assets it holds and the debt or interest it has issued. A servicer appointed within the underlying legal documents performs these functions. Servicing functions include, but are not limited to, collecting payments from borrowers, performing escrow functions, monitoring delinquencies, liquidating assets, investing funds until distribution, remitting payments to investors, and accounting for and reporting information to investors.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Generally, the assets initially transferred into the securitization vehicle are the sole funding source to the investors and the various other parties that perform services for the transaction, such as the servicer or the trustee. In certain transactions, a liquidity provider or facility may exist to provide temporary liquidity to the structure. The liquidity provider generally is reimbursed prior to other parties in subsequent distribution periods. Bond insurance may also exist to cover certain shortfalls to certain investors. In certain securitizations, the servicer is required to advance scheduled principal and interest payments due on the pool regardless of whether they have been received from the borrowers. The servicer is allowed to reimburse itself for these servicing advances. Lastly, certain securitization transactions may allow for the acquisition of additional loans subsequent to the initial loan. Principal collections on other loans and/or the issuance of new interests, such as variable funding notes, generally fund these loans; we are often contractually required to invest in these new interests. Additionally, we provide certain guarantees as discussed in Note 26 to the Consolidated Financial Statements in our 2008 Annual Report on Form 10-K.

As part of our securitizations, we typically retain servicing responsibilities and other retained interests. Accordingly, our servicing responsibilities result in continued involvement in the form of servicing the underlying asset (primary servicing) and/or servicing the bonds resulting from the securitization transactions (master servicing) through servicing platforms. As noted above, certain securitizations require the servicer to advance scheduled principal and interest payments due on the pool regardless of whether they are received from borrowers. Accordingly, we are required to provide these servicing advances when applicable. In certain of our securitizations, we may be required to fund certain investor-triggered put redemptions and are allowed to reimburse ourselves by repurchasing loans at par. Typically, we have concluded that the fee we are paid for servicing retail automotive finance receivables represents adequate compensation, and consequently we do not recognize a servicing asset or liability. We do not recognize a servicing asset or liability for automotive wholesale loans because of their short-term revolving nature. Additionally, we retain the rights to cash flows remaining after the investors in most securitization trusts have received their contractual payments. In certain retail automotive securitization transactions, retail receivables are sold on a servicing retained basis with no servicing compensation, and as such, a servicing liability is established and reported as accrued expenses and other liabilities. As of June 30, 2009, servicing liabilities of less than $1 million were outstanding related to these retail automotive securitization transactions. As of December 31, 2008, servicing liabilities of $1 million were outstanding related to these retail automotive securitization transactions. Refer to Note 1 and Note 22 to the Consolidated Financial Statements in our 2008 Annual Report on Form 10-K regarding the valuation of servicing rights.

We maintain cash reserve accounts at predetermined amounts for certain securitization activities in the event that deficiencies occur in cash flows owed to the investors. The amounts available in these cash reserve accounts relate to securitizations of retail finance receivables, wholesale loans, and residential mortgage loans.

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

We hold certain conditional repurchase options that allow us to repurchase assets from the securitization. The majority of the securitizations provide us, as servicer, with a call option that allows us to repurchase the remaining assets or outstanding

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

debt once the asset pool reaches a predefined level, which represents the point where servicing is burdensome rather than beneficial. Such an option is referred to as a clean-up call. As servicer, we are able to exercise this option at our discretion anytime after the asset pool size falls below the predefined level. The repurchase price for the loans is typically par plus accrued interest. Additionally, we may hold other conditional repurchase options that allow us to repurchase the asset if certain events, outside our control, are met. The typical conditional repurchase option is a delinquent loan repurchase option that gives us the option to purchase the loan if it exceeds a certain prespecified delinquency level. We have complete discretion regarding when or if we will exercise these options, but generally we will do so when it is in our best interest.

As required under GAAP, the loans sold into off-balance sheet securitization transactions are removed from our balance sheet. The assets obtained from the securitization are reported as cash, retained interests, or servicing rights. We have elected fair value treatment for our existing mortgage servicing rights portfolio. We classify our retained interest portfolio as trading securities, available-for-sale securities, or other assets. The portfolio is carried at fair value with valuation adjustments reported through earnings or equity. We report the valuation adjustments related to trading securities as other income (loss) on investments, net, in our Condensed Consolidated Statement of Income. The valuation adjustments related to unrealized gains and losses of our available-for-sale securities are reported as a component of accumulated other comprehensive income on our Condensed Consolidated Balance Sheet. We report the realized gains and losses of our available-for-sale securities as other income (loss) on investments, net, in our Condensed Consolidated Statement of Income. The valuation adjustments and any gains and losses recognized by our retained interests classified as other assets are reported as other income, net of losses, in our Condensed Consolidated Statement of Income. Liabilities incurred as part of the transaction, such as representation and warranties provisions or early payment default provisions, are recorded at fair value at the time of sale and are reported as accrued expenses and other liabilities on our Condensed Consolidated Balance Sheet. Upon the sale of the loans, we recognize a gain or loss on sale for the difference between the assets recognized, the assets derecognized, and the liabilities recognized as part of the transaction. On the securitization transactions of automotive wholesale loans, we recognized pretax gains of $38 million and $102 million during the three months and six months ended June 30, 2009, respectively, compared to pretax gains of $69 million and $172 million during the three months and six months ended June 30, 2008, respectively. On the securitization transactions of residential mortgage loans, we did not recognized any gains or losses during the three months ended June 30, 2009; however, we did recognize pretax losses of $4 million during the six months ended June 30, 2009. During the three months and six months ended June 30, 2008, we recognized pretax losses of $156 million and $162 million, respectively, on the securitization transactions of residential mortgage loans. There were no securitization transactions of retail automotive finance receivables during 2009 due to market conditions; however, during the three months and six months ended June 30, 2008, we recognized pretax losses of $78 million and $68 million, respectively.

The following summarizes the type and amount of loans held by the securitization trusts in transactions that qualified for off-balance sheet treatment:

($ in billions)	June 30, 2009	December 31, 2008
Retail finance receivables	$10.3	$13.3
Automotive wholesale loans	5.1	12.5
Mortgage loans (a)	112.9	126.2

Total off-balance sheet activities	$128.3	$152.0

(a)	Excludes $2.4 billion and $1.6 billion of loans held by securitization trusts as of June 30, 2009, and December 31, 2008, respectively, that we have the option to repurchase under EITF Issue No. 02-9, Accounting for Changes that Result in a Transferor Regaining Control of Financial Assets Sold, as they are included in consumer finance receivable and loans and mortgage loans held-for-sale (EITF 02-9).

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents components of securitized financial assets and other assets managed.

	Total finance receivables and loans
($ in millions)	June 30, 2009	December 31, 2008
Retail automotive	$48,333	$55,884
Retail mortgage	143,823	154,841

Total consumer	192,156	210,725

Wholesale	24,265	35,205
Other automotive and commercial	11,575	11,981

Total commercial	35,840	47,186

Total managed portfolio (a)	227,996	257,911
Securitized finance receivables and loans	(125,735)	(149,919)
Loans held-for-sale (unpaid principal)	(11,440)	(7,919)

Total finance receivables and loans	$90,821	$100,073

(a)	Managed portfolio represents finance receivables and loans, net of unearned income, and loans held-for-sale on the balance sheet and finance receivables and loans that have been securitized and sold, excluding securitized finance receivables and loans that we continue to service but in which we retain no interest or risk of loss.

7.	Mortgage Servicing Rights

We define our classes of mortgage servicing rights (MSRs) based on both the availability of market inputs and the manner in which we manage the risks of our servicing assets and liabilities.

The following tables summarize activity related to MSRs carried at fair value.

	Three months ended June 30,
($ in millions)	2009	2008
Estimated fair value at April 1,	$2,587	$4,278
Additions from purchases of servicing assets	6	—
Additions obtained from sales of financial assets	254	430
Subtractions from sales of servicing assets	(19)	—
Changes in fair value
Due to changes in valuation inputs or assumptions used in the valuation model	1,035	978
Other changes in fair value	(352)	(290)
Other changes that affect the balance	(2)	21

Estimated fair value at June 30,	$3,509	$5,417

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Six months ended June 30,
($ in millions)	2009	2008
Estimated fair value at January 1,	$2,848	$4,703
Additions from purchases of servicing assets	6	—
Additions obtained from sales of financial assets	373	800
Subtractions from sales of servicing assets	(19)	(174)
Changes in fair value
Due to changes in valuation inputs or assumptions used in the valuation model	995	524
Recognized day-one gains on previously purchased MSRs upon adoption of SFAS 157 (a)	—	11
Other changes in fair value	(692)	(466)
Other changes that affect the balance	(2)	19

Estimated fair value at June 30,	$3,509	$5,417

(a)	Refer to Note 15 for additional information.

As of June 30, 2009, we pledged MSRs of $2.4 billion as collateral for borrowings compared to $1.8 billion as of December 31, 2008. For a description of MSRs and the related hedging strategy, refer to Notes 9 and 16 to the Consolidated Financial Statements in our 2008 Annual Report on Form 10-K.

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

Key assumptions we use in valuing our MSRs are as follows:

	June 30,
	2009	2008
Range of prepayment speeds	0.7–49.0%	0.7–47.6%
Range of discount rates	3.3–130.3%	5.3–31.8%

The primary risk of our servicing rights is interest rate risk and the resulting impact on prepayments. A significant decline in interest rates could lead to higher-than-expected prepayments, which could reduce the value of the MSRs. Historically, we have economically hedged the income statement impact of these risks with both derivative and nonderivative financial instruments. These instruments include interest rate swaps, caps and floors, options to purchase these items, futures, and forward contracts and/or purchasing or selling U.S. Treasury and principal-only securities. The fair value of derivative financial instruments used to mitigate these risks amounted to $443 million and $594 million at June 30, 2009 and 2008, respectively. The change in fair value of the derivative financial instruments amounted to a loss of $902 million and a gain of $167 million for the six months ended June 30, 2009 and 2008, respectively, and is included in servicing asset valuation and hedge activities, net, in the Condensed Consolidated Statement of Income.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The components of servicing fees on MSRs were as follows:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2009	2008	2009	2008
Contractual servicing fees, net of guarantee fees, and including subservicing	$282	$322	$563	$652
Late fees	21	32	45	67
Ancillary fees	38	38	74	65

Total	$341	$392	$682	$784

During the fourth quarter of 2008, GMAC Mortgage, LLC, a subsidiary of ResCap, notified Fannie Mae that it was in breach of one of the servicer rating requirements as set forth in the master agreement and contract between Fannie Mae and GMAC Mortgage, LLC. As a result of this breach, Fannie Mae was entitled to exercise certain rights and remedies as permitted by its contract with GMAC Mortgage, LLC. On June 22, 2009, Fitch Ratings upgraded GMAC Mortgage, LLC’s primary servicer rating bringing GMAC Mortgage, LLC into compliance with the requirements of its master servicing agreements with respect to that rating. During the interim period GMAC Mortgage, LLC operated under a series of temporary waivers granted by Fannie Mae pursuant to which Fannie Mae was allowed to conduct enhanced servicing reviews to ensure GMAC Mortgage, LLC continued to provide satisfactory servicing performance.

If at any month end ResCap’s consolidated tangible net worth, as defined, falls below $1.0 billion, Fannie Mae has the right to pursue certain remedies. These remedies could include, among other things, reducing ResCap’s ability to sell loans to Fannie Mae, reducing ResCap’s capacity to service loans for Fannie Mae, requiring Fannie Mae to transfer servicing of loans ResCap services for them, or requiring the posting of additional collateral. If Fannie Mae determines to exercise their contractual remedies as described above, it would adversely affect ResCap’s profitability and financial condition. Additionally, a consolidated tangible net worth, as defined, below $1.0 billion and/or further deterioration in financial performance could impact ResCap’s servicer rating. Servicer ratings are required to be maintained at certain levels as set forth in the Master Agreement between Fannie Mae and GMAC Mortgage, LLC. If the servicer ratings fall below the minimum level, Fannie Mae would be entitled to exercise certain rights and remedies, including those described above and the right to terminate its mortgage selling and servicing contract with ResCap, as permitted by the contract with GMAC Mortgage, LLC. Any such termination of the mortgage selling and servicing contract could trigger cross default provision in certain facilities.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

8.	Other Assets

Other assets consisted of:

($ in millions)	June 30, 2009	December 31, 2008
Property and equipment at cost	$1,571	$1,535
Accumulated depreciation	(1,170)	(1,104)

Net property and equipment	401	431
Fair value of derivative contracts in receivable position	3,139	5,014
Restricted cash collections for securitization trusts (a)	2,806	3,143
Cash reserve deposits held-for-securitization trusts (b)	2,358	3,160
Restricted cash and cash equivalents	2,556	2,014
Servicer advances	1,888	2,126
Derivative collateral placed with counterparties	1,031	826
Goodwill	672	1,357
Repossessed and foreclosed assets, net, at lower of cost or fair value	592	916
Debt issuance costs	852	788
Investment in used vehicles held-for-sale, at lower of cost or fair value	548	574
Real estate and other investments (c)	355	642
Accrued interest and rent receivable	453	591
Interests retained in securitization trusts	662	1,001
Intangible assets, net of accumulated amortization	37	60
Other assets	4,582	4,279

Total other assets	$22,932	$26,922

(a)	Represents cash collection from customer payments on securitized receivables. These funds are distributed to investors as payments on the related secured debt.
(b)	Represents credit enhancement in the form of cash reserves for various securitization transactions we have executed.
(c)	Includes residential real estate investments of $107 million and $189 million and related accumulated depreciation of $2 million and $2 million at June 30, 2009, and December 31, 2008, respectively.

The changes in the carrying amounts of goodwill for the periods shown were as follows:

($ in millions)	International Automotive Finance operations	Insurance	Total
Goodwill at December 31, 2008	$490	$867	$1,357
Impairment losses (a)	—	(607)	(607)
Sale of reporting unit (b)	—	(107)	(107)
Foreign currency translation effect	13	16	29

Goodwill at June 30, 2009	$503	$169	$672

(a)	During the three months ended June 30, 2009, our Insurance operations initiated an evaluation of goodwill for potential impairment in accordance with SFAS 142, Goodwill and Other Intangible Assets (SFAS 142), which was in addition to our annual impairment evaluation. This test was initiated in light of a more-than-likely expectation that one of its reporting units or a significant portion of one of its reporting units would be sold. Based upon the preliminary results of the assessment, we concluded that the carrying value of one of its reporting units exceeded its fair value. The fair value was determined using an offer provided by a willing purchaser.
(b)	During the three months ended June 30, 2009, our Insurance operations sold one of its reporting units resulting in a $107 million decrease to goodwill.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

9.	Debt

	June 30, 2009			December 31, 2008
($ in millions)	Unsecured	Secured	Total	Unsecured	Secured	Total
Short-term debt
Commercial paper	$19	$—	$19	$146	$—	$146
Demand notes	1,115	—	1,115	1,342	—	1,342
Bank loans and overdrafts	1,723	—	1,723	2,963	—	2,963
Repurchase agreements and other (a)	735	4,597	5,332	657	5,278	5,935

Total short-term debt	3,592	4,597	8,189	5,108	5,278	10,386
Long-term debt
Due within one year	9,235	20,812	30,047	10,279	18,858	29,137
Due after one year (b)	34,933	31,431	66,364	37,101	48,972	86,073

Total long-term debt (c)	44,168	52,243	96,411	47,380	67,830	115,210
Fair value adjustment (d)	575	—	575	725	—	725

Total debt	$48,335	$56,840	$105,175	$53,213	$73,108	$126,321

(a)	Repurchase agreements consist of secured financing arrangements with third parties at our Mortgage operations. Other primarily includes nonbank secured borrowings and notes payable to GM. Refer to Note 14 for additional information.
(b)	Includes $4,500 million as of June 30, 2009, guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program (TLGP).
(c)	Secured long-term debt includes $1,574 million and $1,899 million at fair value as of June 30, 2009, and December 31, 2008, respectively, as a result of election made under SFAS 159. Refer to Note 15 for additional information.
(d)	To adjust designated fixed-rate debt to fair value in accordance with SFAS 133.

The following table presents the scheduled maturity of long-term debt at June 30, 2009, assuming that no early redemptions occur. The actual payment of secured debt may vary based on the payment activity of the related pledged assets.

Year ended December 31, ($ in millions)	Unsecured (a)	Secured (b)	Total
2009	$4,471	$9,253	$13,724
2010	7,470	16,915	24,385
2011	9,980	12,029	22,009
2012	9,560	3,690	13,250
2013	1,890	2,315	4,205
2014 and thereafter	15,678	3,879	19,557
Original issue discount (c)	(4,881)	—	(4,881)
Troubled debt restructuring concession (d)	—	521	521

Long-term debt	44,168	48,602	92,770
Collateralized borrowings in securitization trusts (e)	—	3,641	3,641

Total long-term debt	$44,168	$52,243	$96,411

(a)	Scheduled maturities of ResCap unsecured long-term debt are as follows: $171 million in 2009, $1,308 million in 2010, $208 million in 2011, $355 million in 2012, $534 million in 2013, and $219 million in 2014 and thereafter. These maturities exclude ResCap debt held by GMAC.
(b)	Scheduled maturities of ResCap secured long-term debt are as follows: $0 million in 2009, $1,786 million in 2010, $0 million in 2011, $0 million in 2012, $707 million in 2013, and $1,676 million in 2014 and thereafter. These maturities exclude ResCap debt held by GMAC and collateralized borrowings in securitization trusts.
(c)	Scheduled amortization of original issue discount is as follows: $635 million in 2009, $1,243 million in 2010, $1,015 million in 2011, $335 million in 2012, $248 million in 2013, and $1,405 million in 2014 and thereafter.
(d)	In the second quarter of 2008, ResCap executed an exchange offer that resulted in a concession being recognized as an adjustment to the carrying value of certain new secured notes in accordance with SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings. This concession is being amortized over the life of the new notes through a reduction to interest expense using an effective yield methodology. Scheduled amortization of the troubled debt restructuring concession is as follows: $64 million in 2009, $110 million in 2010, $101 million in 2011, $105 million in 2012, $82 million in 2013, and $59 million in 2014 and thereafter.
(e)	Collateralized borrowings in securitization trusts represents mortgage lending related debt that is repaid upon the principal payments of the underlying assets.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following summarizes assets restricted as collateral for the payment of the related debt obligation primarily arising from secured financing arrangements, securitization transactions accounted for as secured borrowings and repurchase agreements:

	June 30, 2009		December 31, 2008
($ in millions)	Assets	Related secured debt (a)	Assets	Related secured debt (a)
Loans held-for-sale	$453	$48	$1,549	$660
Mortgage assets held-for-investment and lending receivables	7,069	4,518	7,011	5,422
Retail automotive finance receivables	21,871	15,778	30,676	22,091
Wholesale automotive finance receivables	12,623	8,063	20,738	11,857
Investment securities	620	195	646	481
Investment in operating leases, net	18,551	12,610	18,885	16,744
Real estate investments and other assets	6,677	6,279	6,579	6,550
Ally Bank (b)	42,341	9,349	32,852	9,303

Total	$110,205	$56,840	$118,936	$73,108

(a)	Included as part of secured debt are repurchase agreements of $257 million and $588 million where we have pledged assets as collateral for approximately the same amount of debt at June 30, 2009, and December 31, 2008, respectively.
(b)	Ally Bank has an advance agreement with the Federal Home Loan Bank of Pittsburgh (FHLB) and access to the Federal Reserve Bank Discount Window and Term Auction Facility program. Under the advance agreement, the FHLB has a blanket lien on all Ally Bank assets, which are made up of approximately $15.6 billion and $16.5 billion in mortgage-related finance receivables and loans, $7.0 billion and $6.0 billion in automotive-related finance receivables and loans, $5.1 billion and $0.9 billion in loans held-for-sale, $7.2 billion and $5.5 billion in cash and cash equivalents, and $7.5 billion and $4.0 billion in other assets as of June 30, 2009, and December 31, 2008, respectively. Ally Bank had assets pledged and restricted as collateral totaling $15.6 billion and $21.2 billion as of June 30, 2009, and December 31, 2008, respectively. Availability under these programs is generally only for the operations of Ally Bank and cannot be used to fund the operations or liabilities of GMAC or its subsidiaries.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Liquidity Facilities

Liquidity facilities represent additional funding sources. The financial institutions providing the uncommitted facilities are not legally obligated to advance funds under these facilities. Current capacity under the secured facilities represents funding capacity that is available upon request as excess collateral resides in certain facilities. The potential capacity under the secured facilities can be utilized only upon the pledge of available eligible assets. The amounts in the outstanding columns in the table below are generally included in our Condensed Consolidated Balance Sheets with the exception of approximately $5.1 billion that is mainly composed of funding generated by special-purpose entities known as New Center Asset Trust (NCAT) and Total Asset Collateralized Notes LLC (TACN). The following table summarizes the liquidity facilities that we maintain.

	Total capacity		Current capacity (a)		Potential capacity (b)		Outstanding
($ in billions)	June 30, 2009	Dec 31, 2008	June 30, 2009	Dec 31, 2008	June 30, 2009	Dec 31, 2008	June 30, 2009	Dec 31, 2008
Committed unsecured
Global Automotive Finance operations	$1.2	$1.7	$0.1	$0.2	$—	$—	$1.1	$1.5
Committed secured
Global Automotive Finance operations (c)	42.7	56.2	5.0	0.7	7.5	15.6	30.2	39.9
Mortgage operations	2.8	5.4	—	—	0.1	2.3	2.7	3.1
Other	1.3	2.8	—	—	0.4	0.9	0.9	1.9

Total committed facilities	48.0	66.1	5.1	0.9	8.0	18.8	34.9	46.4

Uncommitted unsecured
Global Automotive Finance operations	1.2	2.1	0.1	0.2	—	—	1.1	1.9
Mortgage operations	—	0.1	—	0.1	—	—	—	—
Uncommitted secured
Global Automotive Finance operations	3.3	4.4	1.0	4.1	—	—	2.3	0.3
Mortgage operations	9.3	9.5	1.7	0.2	0.2	—	7.4	9.3

Total uncommitted facilities	13.8	16.1	2.8	4.6	0.2	—	10.8	11.5

Total	$61.8	$82.2	$7.9	$5.5	$8.2	$18.8	$45.7	$57.9

Whole-loan forward flow agreements (d)	$13.1	$17.8	$—	$—	$13.1	$17.8	$—	$—

Total commitments	$74.9	$100.0	$7.9	$5.5	$21.3	$36.6	$45.7	$57.9

(a)	Funding is generally available upon request as excess collateral resides in certain facilities.
(b)	Funding is generally available to the extent incremental collateral is contributed to the facilities.
(c)	Potential capacity at December 31, 2008, included undrawn credit commitments that served as backup liquidity to support our asset-backed commercial paper program (NCAT). There was $9.0 billion of potential capacity that was supporting $8.0 billion of outstanding NCAT commercial paper as of December 31, 2008. The NCAT commercial paper outstanding was not included on our Condensed Consolidated Balance Sheets. Beginning in April 2009, the maturing NCAT commercial paper was not renewed, and therefore, the credit commitments were drawn. The credit commitments subsequently expired in June 2009, but the lenders remain obligated to fund the underlying asset-backed securities beyond the expiration date. This funding totaled $4.7 billion as of June 30, 2009, and is included in the outstanding column in the table above for June 30, 2009. For further discussion of the NCAT facility, refer to Syndicated Facilities under the Secured Funding Facilities section of this Liquidity Management, Funding, and Regulatory Capital MD&A.
(d)	Represents commitments of financial institutions to purchase U.S. automotive retail assets.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

10.	Deposit Liabilities

Deposit liabilities consisted of the following:

($ in millions)	June 30, 2009	December 31, 2008
Domestic deposits
Noninterest bearing deposits	$2,178	$1,466
NOW and money market checking accounts	6,553	3,609
Certificates of deposit	15,947	13,704
Dealer wholesale deposits	537	339
Dealer term-loan deposits	6	3

Total domestic deposits	25,221	19,121

Foreign deposits
NOW and money market checking accounts	8	9
Certificates of deposit	867	638
Dealer wholesale deposits	56	39

Total foreign deposits	931	686

Total deposit liabilities	$26,152	$19,807

Noninterest bearing deposits primarily represent third-party escrows associated with our Mortgage operations’ loan servicing portfolio. The escrow deposits are not subject to an executed agreement and can be withdrawn without penalty at any time. Certificates of deposit included $9.0 billion and $9.6 billion of brokered certificates of deposit at June 30, 2009, and December 31, 2008, respectively.

As of June 30, 2009, domestic certificates of deposit in denominations of $100 thousand or more totaled $4.1 billion.

11.	Regulatory Capital

As a bank holding company, we and our wholly owned banking subsidiary, Ally Bank, are subject to risk-based capital and leverage guidelines by federal regulators that require that our capital-to-assets ratios meet certain minimum standards. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary action by regulators that, if undertaken, could have a direct material effect on our consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.

The risk-based capital ratio is determined by allocating assets and specified off-balance sheet financial instruments into six weighted categories with higher levels of capital being required for the categories perceived as representing greater risk. Under the guidelines, total capital is divided into two tiers: Tier 1 capital and Tier 2 capital. Tier 1 capital generally consists of common equity, minority interests, and qualifying preferred stock (including fixed-rate cumulative preferred stock issued and sold to the U.S. Department of Treasury) less goodwill and other adjustments. Tier 2 capital generally consists of preferred stock not qualifying as Tier 1 capital, limited amounts of subordinated debt, the allowance for loan losses, and other adjustments. The amount of Tier 2 capital may not exceed the amount of Tier 1 capital.

Total risk-based capital is the sum of Tier 1 capital and Tier 2 capital. Under the guidelines, banking organizations are required to maintain a minimum Total risk-based capital ratio (total capital to risk-weighted assets) of 8% and a Tier 1 risk-based capital ratio of 4%. A banking institution is considered “well-capitalized” when its Total risk-based capital ratio exceeds 10% and its Tier 1 risk-based capital ratio exceeds 6% unless subject to regulatory directive to maintain higher capital levels.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The federal banking regulators also have established minimum leverage ratio guidelines. The leverage ratio is defined as Tier 1 capital divided by adjusted average total assets (which reflect adjustments for disallowed goodwill and certain intangible assets). The minimum Tier 1 leverage ratio is 3% or 4% depending on factors specified in the regulations.

In conjunction with the conclusion of the Supervising Capital Assessment Program (S-CAP), the banking regulators have developed a new measure of capital called Tier 1 common defined as Tier 1 capital less noncommon elements including qualified perpetual preferred stock, qualifying minority interest in subsidiaries and qualifying trust preferred securities.

On July 21, 2008, GMAC, FIM Holdings, IB Finance Holding Company, LLC, Ally Bank, and the FDIC entered into a Capital and Liquidity Maintenance Agreement (CLMA). The CLMA requires capital at Ally Bank to be maintained at a level such that Ally Bank’s leverage ratio is at least 11% for a three-year period. For this purpose, leverage ratio is determined in accordance with the FDIC’s regulations related to capital maintenance.

Additionally, on May 21, 2009, the FRB granted an expanded exemption from Section 23A of the Federal Reserve Act. The exemption requires GMAC to maintain a Total risk-based capital ratio of 15% and Ally Bank to maintain a Tier 1 leverage ratio of 15%.

The minimum risk-based capital requirements adopted by the federal banking agencies follow the Capital Accord of the Basel Committee on Banking Supervision. Currently all U.S. banks are subject to the Basel I capital rules. The Basel Committee issued Basel II Capital Rules, and the U.S. regulators have issued companion rules applicable to certain U.S. domiciled institutions. GMAC qualifies as a “mandatory” bank holding company that must comply with the U.S. Basel II rules. We continue to monitor developments with respect to Basel II requirements and are working to ensure successful execution within the required time.

The following table summarizes our capital ratios. GMAC was not required to calculate risk-based capital ratios, a leverage ratio, or a Tier 1 common ratio prior to becoming a bank holding company in December 2008. Therefore, the methodology of calculating these ratios may be refined over time.

	June 30, 2009
($ in millions)	Amount	Ratio	Required minimum		Well-capitalized minimum
Risk-based capital
Tier 1 (to risk-weighted assets)
GMAC Inc.	$25,014	13.64%	4.00%		6.00%
Ally Bank	5,762	18.67%		(a)	6.00%
Total (to risk-weighted assets)
GMAC Inc.	$27,660	15.08%	15.00%	(b)	10.00%
Ally Bank	6,152	19.94%		(a)	10.00%
Tier 1 leverage (to adjusted average assets) (c)
GMAC Inc.	$25,014	14.07%	3.00–4.00%			(d)
Ally Bank	5,762	15.07%		(a)	5.00%
Tier 1 common (to risk-weighted assets)
GMAC Inc.	$11,227	6.12%	n/a		n/a
Ally Bank	n/a	n/a	n/a		n/a

(a)	Ally Bank, in accordance with the FRB exemption from Section 23A, is required to maintain a Tier 1 leverage ratio of 15%. Ally Bank is also required to maintain well-capitalized levels for Tier 1 risk-based capital and total risk-based ratios pursuant to the CLMA.
(b)	GMAC, in accordance with the FRB exemption from Section 23A, is required to maintain a Total risk-based capital ratio of 15%.
(c)	Federal regulatory reporting guidelines require the calculation of adjusted average assets using a daily average methodology. We currently use a monthly average methodology. We are in the process of modifying information systems to address the daily average requirement.
(d)	There is no Tier 1 leverage component in the definition of a well-capitalized bank holding company.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

At June 30, 2009, GMAC and Ally Bank met all required minimum ratios and were “well-capitalized” under the federal regulatory agencies’ definitions as summarized in the table above.

As required by the Board of Governors of the Federal Reserve System’s S-CAP program, by no later than November 9, 2009, GMAC is required to increase the common shareholder equity component of Tier 1 capital by $11.5 billion. By the same date, GMAC must also increase overall Tier 1 capital by $9.1 billion. Depending on the method of capital augmentation used, the increase in common shareholder equity may accomplish the increase in overall Tier 1 capital. The $3.5 billion investment by the U.S. Treasury is new Tier 1 capital for the company toward this program and reduces the level of new capital required to $5.6 billion. Consistent with the S-CAP program requirements, we submitted a Capital Plan to the Federal Reserve Bank of Chicago in June 2009 with respect to the remaining capital required. While the U.S. Treasury has indicated that it may be willing to provide additional new capital, we continue to evaluate other alternatives to meet our capital requirements.

12.	Derivative Instruments and Hedging Activities

We enter into interest rate and foreign currency swaps, futures, forwards, options, swaptions, and credit default swaps in connection with our market risk management activities. Derivative instruments are used to manage interest rate risk relating to specific groups of assets and liabilities, including investment securities, loans held-for-sale, mortgage servicing rights, debt, and deposits. In addition, we use foreign exchange contracts to mitigate foreign currency risk associated with foreign-currency-denominated debt and foreign exchange transactions. Our primary objective for utilizing derivative financial instruments is to manage market risk volatility associated with interest rate and foreign currency risks related to the assets and liabilities of our automotive finance and mortgage operations. One of the key goals of our risk-mitigation strategy is to modify the asset and liability and interest rate mix including the assets and liabilities associated with securitization transactions that may be recorded as off-balance sheet SPEs. In addition, we use derivative financial instruments to mitigate the risk of changes in the fair values of loans held-for-sale and mortgage servicing rights.

Interest Rate Risk

We execute interest rate swaps to modify our exposure to interest rate risk by converting fixed-rate instruments to a variable rate. We also enter into derivative instrument contracts to hedge exposure to variability in cash flows related to variable-rate financial instruments.

We have applied hedge accounting for certain derivative instruments used to hedge fixed-rate and variable-rate debt. We monitor our mix of fixed- and variable-rate debt in relationship to the rate profile of our assets. When it is cost effective to do so, we may enter into interest rate swaps to achieve our desired mix of fixed- and variable-rate debt.

Our fair value hedges consist of hedges of fixed-rate debt obligations including those received through advances from the Federal Home Loan Bank of Pittsburgh (FHLB). Individual swaps are designated as one-for-one hedges of specific fixed-rate debt obligations, except for the advances from the FHLB, which are designated as hedges of a portfolio because the advances are grouped into similar liability pools. As of June 30, 2009, outstanding interest rate swaps designated as fair value accounting hedges held in an asset position had a fair value of $629 million, and those held in a liability position had a fair value of $106 million. The outstanding notional amount as of June 30, 2009, was $25.1 billion.

Interest rate swaps are also used to modify exposure to variability in expected future cash flows attributable to variable-rate debt. Similar to our fair value hedges, the swaps are generally entered into or traded concurrent with the debt issuance. As of June 30, 2009, there were no outstanding cash flow hedging relationships.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

We use a multitude of derivative instruments to manage the interest rate risk related to mortgage servicing rights and retained interests. They include, but are not limited to, interest rate futures contracts, call or put options on U.S. Treasuries, swaptions, MBS futures, U.S. Treasury futures, interest rate swaps, interest rate floors, and interest rate caps. While we do not utilize nonderivative instruments (e.g., U.S. Treasuries) to hedge this portfolio, we have utilized them previously and may utilize them again in the future. We monitor and actively manage our risk on a daily basis, and therefore trading volume can be large.

As of June 30, 2009, outstanding contracts held in an asset position had a fair value of $789 million, and those held in a liability position had a fair value of $287 million. The outstanding notional amount was $145.2 billion as of June 30, 2009.

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

The primary derivative instrument we use to accomplish this objective for mortgage loans and IRLCs is forward sales of mortgage-backed securities, primarily Fannie Mae or Freddie Mac to-be-announced securities. These instruments typically are entered into at the time the IRLC is made. The value of the forward sales contracts moves in the opposite direction of the value of our IRLCs and mortgage loans held-for-sale. We also use other derivatives, such as interest rate swaps, options, and futures, to hedge automotive loans held-for-sale and certain portions of the mortgage portfolio. Nonderivative instruments may also be periodically used to economically hedge the mortgage portfolio, such as short positions on U.S. Treasuries. We monitor and actively manage our risk on a daily basis.

We do not apply hedge accounting to our derivative portfolio held to economically hedge the IRLCs and mortgage and automotive loans held-for-sale. As of June 30, 2009, outstanding contracts held in an asset position had a fair value of $145 million, and those held in a liability position had a fair value of $94 million. The outstanding notional amount was $15.4 billion as of June 30, 2009.

•

Off-balance sheet securitization activities — We enter into interest rate swaps to facilitate securitization transactions where the underlying receivables are sold to a nonconsolidated qualifying special-purpose entity (QSPE). As the underlying assets are carried in a nonconsolidated entity, the interest rate swaps do not qualify for hedge accounting treatment. As of June 30, 2009, outstanding contracts held in an asset position had a fair value of $216 million. The outstanding notional amount was $6.5 billion as of June 30, 2009.

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

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

With the exception of a portion of our fixed-rate debt (which includes advances from the FHLB), we have not applied hedge accounting to our derivative portfolio held to economically hedge our debt portfolio. Typically, the significant terms of the interest rate swaps match the significant terms of the underlying debt resulting in an effective conversion of the rate of the related debt. As of June 30, 2009, outstanding contracts held in an asset position had a fair value of $646 million, and those held in a liability position had a fair value of $910 million. The outstanding notional was $76.8 billion as of June 30, 2009.

•

Callable debt obligations — We enter into cancellable interest rate swaps as economic hedges of certain callable fixed-rate debt in connection with our market risk management policy. If the hedging relationship does not meet a specified effectiveness assessment threshold, it will be treated as an economic hedge. Prior to May 2007, all cancellable swaps hedging callable debt were treated as economic hedges. As of June 30, 2009, outstanding contracts held in an asset position had a fair value of $12 million and an outstanding notional amount of $640 million.

•

Other — We enter into futures, options, swaptions, and credit default swaps to hedge our net fixed versus variable interest rate exposure. As of June 30, 2009, outstanding contracts held in an asset position had a fair value of $3 million, and those held in a liability position had a fair value of $27 million. The outstanding notional amount was $50 million as of June 30, 2009.

Foreign Currency Risk

We enter into derivative financial instrument contracts to hedge exposure to variability in cash flows related to foreign currency financial instruments. Currency swaps and forwards are used to hedge foreign exchange exposure on foreign-currency-denominated debt by converting the funding currency to the same currency of the assets being financed. Similar to our interest rate hedges, the swaps are generally entered into or traded concurrent with the debt issuance with the terms of the swap matching the terms of the underlying debt.

Our non-U.S. subsidiaries maintain both assets and liabilities in local currencies; these local currencies are the subsidiaries’ functional currencies for accounting purposes. Foreign currency exchange rate gains and losses arise when our assets or liabilities or our subsidiaries are denominated in currencies that differ from its functional currency. In addition, our equity is impacted by the cumulative translation adjustments resulting from the translation of foreign subsidiary results; this impact is reflected in our other comprehensive income (loss). Foreign currency risk is reviewed as part of our risk-management process. The principal currencies creating foreign exchange risk are the U.K. sterling and the Euro.

In addition, we have a centralized lending program to manage liquidity for all of our subsidiary businesses. Foreign-currency-denominated loan agreements are executed with our foreign subsidiaries in their local currencies. We evaluate our foreign currency exposure resulting from intercompany lending and manage our currency risk exposure by entering into foreign currency derivatives with external counterparties. Our foreign currency derivatives are recorded at fair value with changes recorded as income offsetting the gains and losses on the hedged foreign currency transactions.

Our current strategy is to economically hedge foreign currency risk that is denominated in currencies other than the U.S. dollar (USD). The principal objective of the foreign currency hedges is to mitigate the earnings volatility specifically created by currency exchange rate gains and losses.

With limited exceptions, we have elected not to treat any foreign currency derivatives as hedges for accounting purposes principally because the changes in the fair values of the foreign currency swaps are substantially offset by the foreign currency revaluation gains and losses of the underlying assets and liabilities.

As of June 30, 2009, outstanding foreign currency swaps designated as cash flow accounting hedges held in a liability position had a fair value of $73 million. The outstanding notional amount was $401 million as of June 30, 2009.

As of June 30, 2009, outstanding foreign currency exchange derivatives not designated as hedges for accounting purposes held in an asset position had a fair value of $699 million, and those held in a liability position had a fair value of $474 million. The outstanding notional amount was $19.8 billion as of June 30, 2009.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Credit Risk

Derivative financial instruments contain an element of credit risk if counterparties are unable to meet the terms of the agreements. Credit risk associated with derivative financial instruments is measured as the net replacement cost should the counterparties that owe us under the contract completely fail to perform under the terms of those contracts, assuming no recoveries of underlying collateral, as measured by the market value of the derivative financial instrument. At June 30, 2009, and December 31, 2008, the market value of derivative financial instruments in an asset or receivable position was $3.1 billion and $5 billion including accrued interest of $413 million and $271 million, respectively. At June 30, 2009, and December 31, 2008, the market value of derivative financial instruments in a liability or payable position was $2.0 billion and $2.6 billion including accrued interest of $87 million and $104 million, respectively.

To further mitigate the risk of counterparty default, we maintain collateral agreements with certain counterparties. The agreements require both parties to maintain collateral in the event the fair values of the derivative financial instruments meet established thresholds. In the event that either party defaults on the obligation, the secured party may seize the collateral. Generally our collateral arrangements are bilateral such that we and the counterparty post collateral for the value of their total obligation to each other. Contractual terms provide for standard and customary exchange of collateral based upon changes in the market value of the outstanding derivatives. The securing party posts additional collateral when their obligation has risen or removes collateral when it has fallen. We also have unilateral collateral agreements whereby we are the only entity required to post collateral. We have placed cash collateral totaling $1.5 billion and $1.6 billion at June 30, 2009, and December 31, 2008, respectively, in accounts maintained by counterparties. We have received cash collateral from counterparties totaling $526 million and $1.5 billion at June 30, 2009, and December 31, 2008, respectively. The collateral placed and received are included on our Condensed Consolidated Balance Sheet in other assets and accrued expenses and other liabilities, respectively. In certain circumstances, we receive or post securities as collateral with counterparties. In accordance with Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, we do not record such collateral received on our statement of financial position unless certain conditions have been met.

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

At the inception of a derivative contract, we determine whether the instrument will be part of a qualifying hedge accounting relationship. For each of these relationships, we designate the qualifying derivative financial instrument as a hedge of the fair value of a recognized asset or liability (fair value hedge) or a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). We also use derivative financial instruments that do not qualify for hedge accounting under GAAP. Changes in the fair value of derivative financial instruments that are designated and qualify as fair value hedges, along with the gain or loss on the hedged asset or liability attributable to the hedged risk, are recorded in current period earnings. For qualifying cash flow hedges, the effective portion of the change in the fair value of the derivative financial instruments is recorded as other comprehensive income, a component of equity, and is recognized in the Condensed Consolidated Statement of Income when the hedged cash flows affect earnings. Changes in the fair value of derivative financial instruments held for risk management purposes that do not meet the criteria to qualify for hedge accounting under GAAP or for which management has not elected hedge accounting treatment are reported in current period earnings. The ineffective portions of fair value and cash flow hedges are immediately recognized in earnings. Ineffectiveness is measured based on the difference in the fair value movement of the swap and the related hedged debt or cash flows. Effectiveness is assessed using historical data. We assess hedge effectiveness by employing a statistical-based approach, which must meet thresholds for R-squared, slope, F-statistic, and T-statistic.

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

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

Balance Sheet Presentation

The following table summarizes the fair value amounts of derivative instruments reported on our Condensed Consolidated Balance Sheet. The fair value amounts are presented on a gross basis, are segregated by derivatives that are designated and qualifying as hedging instruments or those that are not, and are further segregated by type of contract within those two categories.

	Fair value of derivative contracts in
June 30, 2009 ($ in millions)	Receivable position (a)	Liability position (b)
Derivatives designated as hedging instruments
Interest rate risk	$629	$106
Foreign exchange risk	—	73

Total derivatives designated as hedging instruments	629	179

Derivatives not designated as hedging instruments
Interest rate risk	1,811	1,318
Foreign exchange risk	699	474

Total derivatives not designated as hedging instruments	2,510	1,792

Total derivatives	$3,139	$1,971

(a)	Reported as other assets on the Condensed Consolidated Balance Sheet.
(b)	Reported as accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Statement of Income Presentation and Accumulated Other Comprehensive Income Information

The following tables summarize the location and amounts of gains and losses reported in our Condensed Consolidated Statement of Income on derivative instruments and related hedge items and amounts flowing through accumulated other comprehensive income. Gains and losses are presented separately for (1) derivative instruments and related hedged items designated and qualifying in fair value hedges; (2) the effective portion of gains and losses on derivative instruments designated and qualifying in cash flow hedges that were recognized in other comprehensive income during the period; (3) the effective portion of gains and losses on derivative instruments designated and qualifying as cash flow hedges recorded in accumulated other comprehensive income during the term of the hedging relationship and reclassified into earnings in the current period; (4) the portion of gains and losses on derivative instruments designated and qualifying in cash flow hedges representing the hedges ineffectiveness and the amount, if any, excluded from the hedge effectiveness assessment; and (5) derivative instruments not designated as hedging instruments.

($ in millions)	Three months ended June 30, 2009	Six months ended June 30, 2009
Derivatives in fair value hedging relationships
Loss recognized in earnings on derivatives
Interest rate contracts
Other interest expense	$(180)	$(377)
Gain recognized in earnings on hedged items
Interest rate contracts
Other interest expense	155	320
Derivatives not designated as hedging relationships
(Loss) gain recognized in earnings on derivatives
Interest rate contracts
Servicing asset valuation and hedge activities, net	(902)	(882)
Loss on mortgage and automotive loans, net	(40)	(269)
Other loss on investments, net	(7)	(8)
Other income, net of losses	48	36
Other operating expenses	(14)	(16)

Total interest rate contracts	(915)	(1,139)
Foreign exchange contracts (a)
Other interest expense	(8)	(8)
Other income, net of losses	10	(211)

Total foreign exchange contracts	2	(219)

Loss recognized in earnings on derivatives	$(938)	$(1,415)

(a)	Amount represents the difference between the changes in the fair values of the currency hedge, net of the revaluation of the related foreign denominated debt or foreign denominated receivable.

13.	Income Taxes

Effective June 30, 2009, GMAC LLC was converted (the Conversion) from a limited liability company (LLC) into a corporation and renamed GMAC Inc. As a result of the Conversion, GMAC Inc. will be subject to corporate U.S. federal, state, and local taxes beginning in the third quarter of 2009. Due to our change in tax status as of June 30, 2009, a net deferred tax liability of $1.2 billion was established through income tax expense.

GMAC LLC, along with certain U.S. subsidiaries, were pass-through entities for U.S. federal income tax purposes prior to the Conversion. Prior to the Conversion, U.S. federal, state, and local income taxes were not provided for these entities as they were not taxable entities with the exception of a few local jurisdictions that tax LLCs or partnerships. LLC members are required to report their share of our taxable income on their respective income tax returns. In addition, GMAC LLC’s banking, insurance, and foreign subsidiaries were generally corporations and subject to, and required to provide for U.S. federal and foreign income taxes. The Conversion did not change the tax status of these subsidiaries. The income tax

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

expense related to these corporations is included in income tax expense in our Condensed Consolidated Statement of Income, along with other miscellaneous state, local, and franchise taxes of GMAC and certain other subsidiaries.

The significant components of income tax expense were as follows:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2009	2008	2009	2008
Current income tax expense (benefit)
U.S. federal	$37	$(347)	$48	$(53)
Foreign	56	17	77	94
State and local	(14)	(29)	(2)	14

Total current expense (benefit)	79	(359)	123	55

Deferred income tax (benefit) expense
U.S. federal	(97)	371	(205)	130
Foreign	(38)	150	(77)	41
State and local	(44)	11	(64)	(34)

Total deferred (benefit) expense	(179)	532	(346)	137

Total income tax (benefit) expense before change in tax status	(100)	173	(223)	192
Change in tax status	1,213	—	1,213	—

Total income tax expense	$1,113	$173	$990	$192

A reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate is shown in the following table.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Statutory U.S. federal tax rate	35.0%	35.0%	35.0%	35.0%
Change in tax rate resulting from
Change in tax status	(43.5)	—	(33.8)	—
LLC results not subject to federal or state income taxes	(14.6)	(18.6)	(15.2)	(12.9)
Effect of valuation allowance change	(3.3)	(19.9)	(3.2)	(23.6)
Foreign income tax rate differential	(5.6)	(2.9)	(4.5)	(5.1)
Goodwill	(7.6)	—	(5.9)	—
State and local income taxes, net of federal income tax benefit	0.6	0.1	0.6	0.1
Tax-exempt income	0.1	0.1	0.1	0.2
Other	(1.0)	(1.3)	(0.7)	(0.4)

Effective tax rate	(39.9)%	(7.5)%	(27.6)%	(6.7)%

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Our results segregated by tax status are provided below.

	Three months ended June 30,
	2009 (a)			2008
($ in millions)	Pass- through entities	Taxable entities	Consolidated	Pass- through entities	Taxable entities	Consolidated
Pretax loss	$(1,156)	$(1,634)	$(2,790)	$(1,226)	$(1,083)	$(2,309)
Tax expense (benefit)	1,363	(250)	1,113	(4)	177	173

Net loss	$(2,519)	$(1,384)	$(3,903)	$(1,222)	$(1,260)	$(2,482)

Effective tax rate	(117.9)%	15.3%	(39.9)%	0.3%	(16.3)%	(7.5)%

(a)	Includes the impact of the Conversion.

	Six months ended June 30,
	2009 (a)			2008
($ in millions)	Pass- through entities	Taxable entities	Consolidated	Pass- through entities	Taxable entities	Consolidated
Pretax loss	$(1,554)	$(2,034)	$(3,588)	$(1,103)	$(1,776)	$(2,879)
Tax expense (benefit)	1,365	(375)	990	(7)	199	192

Net loss	$(2,919)	$(1,659)	$(4,578)	$(1,096)	$(1,975)	$(3,071)

Effective tax rate	(87.8)%	18.5%	(27.6)%	0.6%	(11.2)%	(6.7)%

(a)	Includes the impact of the Conversion.

The effective tax rates of (39.9)% and (27.6)% for the three months and six months ended June 30, 2009, were negatively impacted by our conversion from an LLC to a corporation. Excluding this impact, the effective rates were 3.6% and 6.2% for the three months and six months ended June 30, 2009, reflective of an equal pretax loss split between our pass-through and taxable entities, whereas our taxable entities are subject to income tax rates in U.S. and foreign tax jurisdictions ranging from 25% to 35%. Compared to the same periods in 2008, the effective tax rates (7.5)% and (6.7)% resulted from higher losses within our taxable entities combined with valuation allowances established on deferred tax assets of certain foreign operations, primarily mortgage operations in continental Europe, United Kingdom, Canada, and Australia. These valuation allowances were established because, based on historical losses and expected future taxable income, it was no longer more-likely-than-not that these net deferred tax assets would be realized.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Deferred tax assets and liabilities result from differences between assets and liabilities measured for financial reporting purposes and those measured for income tax purposes. The Conversion resulted in a $1.2 billion increase in income tax expense related to the establishment of deferred tax liabilities and assets of $2.2 billion and $947 million, respectively. The significant components of deferred tax assets and liabilities after consideration of these adjustments are reflected in the following table.

($ in millions)	June 30, 2009	December 31, 2008
Deferred tax liabilities
Lease transactions	$1,579	$1,320
Debt issuance costs	732	5
Deferred acquisition costs	460	503
Tax on unremitted earnings	123	53
State and local taxes	127	19
Hedging transactions	103	1
Other	141	8

Gross deferred tax liabilities	3,265	1,909

Deferred tax assets
Tax loss carryforwards	1,041	943
Provision for credit losses	702	382
Sale of finance receivables and loans	324	132
Unearned insurance premiums	233	252
Depreciation	70	58
Investment in ResCap partnership	106	—
Contingency	160	128
Unrealized gains on securities	49	80
Postretirement benefits	5	10
Accumulated translation adjustment	21	42
Tax credit carryforwards	15	60
Manufacturing incentives	4	33
Other	177	155

Gross deferred tax assets	2,907	2,275

Valuation allowance	(1,132)	(924)

Net deferred tax assets	1,775	1,351

Net deferred tax liability	$1,490	$558

Gross unrecognized tax benefits totaled $166 million and $150 million as of June 30, 2009, and December 31, 2008, respectively.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

14.	Related Party Transactions

Balance Sheet

A summary of the balance sheet effect of transactions with GM, FIM Holdings, and affiliated companies follows:

($ in millions)	June 30, 2009	December 31, 2008
Assets
Available-for-sale investment in asset-backed security — GM (a)	$33	$35
Secured
Finance receivables and loans, net of unearned income
Wholesale automotive financing — GM (b)	406	595
Term loans to dealers — GM (b)	103	105
Lending receivables — GM	—	26
Lending receivables — affiliates of FIM Holdings	74	91
Investment in operating leases, net — GM (c)	67	291
Notes receivable from GM (d)	1,045	1,464
Other assets
Other — GM	30	32

Total secured	1,725	2,604
Unsecured
Notes receivable from GM (d)	26	191
Other assets
Subvention receivables (rate and residual support) — GM	85	53
Lease pull-ahead receivable — GM	24	28
Other — GM	53	49

Total unsecured	188	321
Liabilities
Unsecured debt
Notes payable to GM	$649	$566
Secured debt
Cerberus model home term loan	—	8
Accrued expenses and other liabilities
Wholesale payable — GM	318	319
Deferred revenue — GM (e)	1,253	318
Other payables — GM	156	45

(a)	In November 2006, GMAC retained an investment in a note secured by operating lease assets transferred to GM. As part of the transfer, GMAC provided a note to a trust, a wholly owned subsidiary of GM. The note is classified in investment securities on our Condensed Consolidated Balance Sheet.
(b)	Represents wholesale financing and term loans to certain dealerships wholly owned by GM or in which GM has an interest. The loans are generally secured by the underlying vehicles or assets of the dealerships.
(c)	Includes vehicles, buildings, and other equipment classified as operating lease assets that are leased to GM-affiliated entities. These leases are secured by the underlying assets.
(d)	Represents wholesale financing we provide to GM for vehicles, parts, and accessories in which GM retains title while consigned to us or dealers primarily in the UK, Italy, and Germany. The financing to GM remains outstanding until the title is transferred to the dealers. The amount of financing provided to GM under this arrangement varies based on inventory levels. These loans are secured by the underlying vehicles or other assets.
(e)	Represents prepayments made by GM pursuant to the terms of the Sale Transactions requiring that the aggregate amount of certain unsecured obligations of GM to us not exceed $1.5 billion. Subsequent to December 31, 2008, a new agreement was reached between GMAC and GM with new limitations on unsecured exposure going forward. Generally, unsecured exposure based on what we believe from time to time to be “probable” amounts owed from GM will be limited to $2.1 billion; and unsecured exposures based on “maximum” possible amounts owed will be limited to $4.1 billion. This distinction was established to more easily manage exposures since certain amounts that will be owed to us from GM (e.g., pursuant to risk-sharing and similar arrangements) are based on variables and assumptions that may change over time. During the three months ended June 30, 2009, GM filed for bankruptcy protection, causing us to modify assumptions around the magnitude of various exposures. This resulted in significant exposure reduction prepayments made by GM to us during the three months ended June 30, 2009.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Statement of Income

A summary of the statement of income effect of transactions with GM, FIM Holdings, and affiliated companies follows:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2009	2008	2009	2008
Net financing revenue
GM and affiliates lease residual value support — North American operations (a)	$56	$249	$140	$437
GM and affiliates rate support — North American operations	194	245	383	524
Wholesale subvention and service fees from GM	59	82	116	159
Interest earned on wholesale automotive financing	5	6	10	14
Interest earned on term loans to dealers	1	1	1	2
Interest expense on loans with GM	(11)	(10)	(21)	(20)
Interest income on loans with FIM Holdings affiliates, net	1	5	2	8
Consumer lease payments from GM (b)	21	4	60	24
Other revenue
Insurance premiums earned from GM	43	60	83	110
Interest on notes receivable from GM and affiliates	15	32	39	62
Interest on wholesale settlements (c)	34	25	55	54
Revenues from GM-leased properties, net	3	4	6	8
Derivatives (d)	(2)	—	(8)	10
Other	1	2	3	4
Servicing fees
U.S. automotive operating leases (e)	7	30	18	53
Expense
Off-lease vehicle selling expense reimbursement (f)	(7)	(12)	(15)	(20)
Payments to GM for services, rent, and marketing expenses (g)	33	39	51	84

(a)	Represents total amount of residual support and risk sharing earned under the residual support and risk-sharing programs and earned revenue (previously deferred) related to the settlement of residual support and risk-sharing obligations in 2006 for a portion of the lease portfolio.
(b)	GM sponsors lease pull-ahead programs whereby consumers are encouraged to terminate lease contracts early in conjunction with the acquisition of a new GM vehicle with the customer’s remaining payment obligation waived. For certain programs, GM compensates us for the waived payments adjusted based on remarketing results associated with the underlying vehicle.
(c)	The settlement terms related to the wholesale financing of certain GM products are at shipment date. To the extent that wholesale settlements with GM are made before the expiration of transit, we receive interest from GM.
(d)	Represents income or (expense) related to derivative transactions that we enter into with GM as counterparty.
(e)	Represents servicing income related to automotive leases distributed as a dividend to GM on November 22, 2006.
(f)	An agreement with GM provides for the reimbursement of certain selling expenses incurred by us on off-lease vehicles sold by GM at auction.
(g)	We reimburse GM for certain services provided to us. This amount includes rental payments for our primary executive and administrative offices located in the Renaissance Center in Detroit, Michigan, and exclusivity and royalty fees.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Statement of Changes in Equity

A summary of the changes to the statement of changes in equity related to transactions with GM, FIM Holdings, and affiliated companies follows:

($ in millions)	Six months ended June 30, 2009	Year ended December 31, 2008
Equity
Capital contributions received (a)	$1,247	$758
Dividends to members (b)	118	79
Preferred interest dividends — GM	77	—

(a)	On January 16, 2009, we completed a $1.25 billion rights offering pursuant to which we issued additional common membership interests to FIM Holdings and a subsidiary of GM. On December 29, 2008, GM and an affiliate of Cerberus Capital Management contributed to GMAC $750 million subordinated participations in a $3.5 billion senior secured credit facility between GMAC and ResCap in exchange for additional common membership interests in GMAC.
(b)	Pursuant to the operating agreement with our shareholders, our shareholders are permitted distributions to pay the taxes they incur from ownership of their GMAC interests. In March 2009, we executed a transaction that had 2008 tax-reporting implications for our shareholders. In accordance with the operating agreement, the approval of both our Board of Directors and the U.S. Department of Treasury was obtained in advance for the payment of tax distributions to our shareholders. Amounts distributed to GM and FIM Holdings were $48 million and $46 million, respectively, for the six months ended June 30, 2009. Additionally, the 2009 amount includes $24 million of remittances to GM for tax settlements and refunds received related to tax periods prior to the Sale Transactions. The 2008 amounts primarily represent remittances to GM for tax settlements and refunds received related to tax periods prior to the Sale Transactions as required by the terms of the Purchase and Sale Agreement between GM and FIM Holdings.

GM, GM dealers, and GM-related employees compose a significant portion of our customer base, and our Global Automotive Finance operations are highly dependent on GM production and sales volume. As a result, a significant adverse change in GM’s business, including significant adverse changes in GM’s liquidity position and access to the capital markets, the production or sale of GM vehicles, the quality or resale value of GM vehicles, the use of GM marketing incentives, GM’s relationships with its key suppliers, GM’s relationship with the United Auto Workers and other labor unions, and other factors impacting GM or its employees could have a significant adverse effect on our profitability and financial condition.

We provide vehicle financing through purchases of retail automotive and lease contracts with retail customers of primarily GM dealers. We also finance the purchase of new and used vehicles by GM dealers through wholesale financing, extend other financing to GM dealers, provide fleet financing for GM dealers to buy vehicles they rent or lease to others, provide wholesale vehicle inventory insurance to GM dealers, provide automotive extended service contracts through GM dealers, and offer other services to GM dealers. As a result, GM’s level of automobile production and sales directly impacts our financing and leasing volume; the premium revenue for wholesale vehicle inventory insurance; the volume of automotive extended service contracts; and the profitability and financial condition of the GM dealers to whom we provide wholesale financing, term loans, and fleet financing. In addition, the quality of GM vehicles affects our obligations under automotive extended service contracts relating to such vehicles. Further, the resale value of GM vehicles, which may be impacted by various factors relating to GM’s business such as brand image, the number of new GM vehicles produced, the number of used vehicles remarketed, or reduction in core brands, affects the remarketing proceeds we receive upon the sale of repossessed vehicles and off-lease vehicles at lease termination.

Our Global Automotive Finance operations are highly dependent on GM sales volume. In 2008 and 2009, global vehicle sales declined rapidly, and there is no assurance that the global automotive market or GM’s share of that market will not suffer a significant further downturn. Vehicle sales volume could be further adversely impacted by ongoing restructuring that is expected to reduce the number of GM retail channels and core brands or consolidate GM’s dealer network. Furthermore, with GM’s recent emergence from bankruptcy protection, it is difficult to predict with certainty the consequences of the bankruptcy filing and the impact it could have on consumer sentiment and GM’s business. Any negative impact could in turn have a material adverse affect on our business, results of operations, and financial position.

As of June 30, 2009, we had an estimated $1.7 billion in secured credit exposure, which includes primarily wholesale vehicle financing to GM-owned dealerships, notes receivable from GM, and vehicles leased directly to GM. We further had

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

approximately $750 million in unsecured credit exposure, which includes estimates of payments from GM related to residual support and risk-sharing agreements. Under the terms of certain agreements between GMAC and GM, GMAC has the right to offset certain of its exposures to GM against amounts GMAC owes to GM.

As of June 30, 2009, we have not established a loss allowance relative to our credit exposure to GM. We were notified that all material contracts that GM had with GMAC were transferred to the new GM entity including all of GM’s corresponding pre- and post-petition liabilities and payment obligations.

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

GM may also sponsor residual support programs as a way to lower customer monthly payments. Under residual support programs, the customer’s contractual residual value is adjusted above our standard residual values. In addition, under risk-sharing programs and eligible contracts, GM shares equally in residual losses at the time of the vehicle’s disposal to the extent that remarketing proceeds are below our standard residual values (limited to a floor).

For North American lease originations and balloon retail contract originations occurring in the United States after April 30, 2006, and in Canada after November 30, 2006, that remained with us after the consummation of the Sale Transactions, GM agreed to begin payment of the present value of the expected residual support owed to us at contract origination as opposed to after contract termination at the time of sale of the related vehicle. The residual support amount GM actually owes us is finalized as the leases actually terminate. Under the terms of the residual support program, in cases where the estimate was incorrect, GM may be obligated to pay us, or we may be obligated to reimburse GM.

Based on the June 30, 2009, outstanding North American operating lease portfolio, the additional maximum amount that could be paid by GM under the residual support programs is approximately $1.2 billion and would be paid only in the unlikely event that the proceeds from the entire portfolio of lease assets were lower than both the contractual residual value and our standard residual rates.

Based on the June 30, 2009, outstanding North American operating lease portfolio, the maximum amount that could be paid under the risk-sharing arrangements is approximately $1.5 billion and would be paid only in the unlikely event that the proceeds from all outstanding lease vehicles were lower than our standard residual rates.

Retail and lease contracts acquired by us that included rate and residual subvention from GM, payable directly or indirectly to GM dealers as a percentage of total new retail and lease contracts acquired, were as follows:

	Six months ended June 30,
	2009	2008
GM and affiliates subvented contracts acquired
North American operations	72%	79%
International operations	60%	41%

Other

We have entered into various services agreements with GM that are designed to document and maintain our current and historical relationship. We are required to pay GM fees in connection with certain of these agreements related to our financing of GM consumers and dealers in certain parts of the world.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

GM also provides payment guarantees on certain commercial assets we have outstanding with certain third-party customers. As of June 30, 2009, and December 31, 2008, commercial obligations guaranteed by GM were $86 million and $88 million, respectively. Additionally, GM is bound by repurchase obligations to repurchase new vehicle inventory under certain circumstances, such as dealer default. We also have a consignment arrangement with GM for commercial inventories in Europe. As of June 30, 2009, and December 31, 2008, wholesale inventories related to this arrangement were $88 million and $141 million, respectively, and are reflected in other assets on our Condensed Consolidated Balance Sheet.

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

SFAS 157 establishes a three-level hierarchy to be used when measuring and disclosing fair value. An instrument’s categorization within the fair value hierarchy is based on the lowest level of significant input to its valuation. The following is a description of the three hierarchy levels:

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

•

Trading securities — Trading securities are recorded at fair value and may be asset-backed or asset-related asset-backed securities (including senior and subordinated interests), principal-only, or residual interests and may be investment grade, noninvestment grade, or unrated securities. We base our valuation of trading securities on observable market prices when available; however, observable market prices are not available for a significant portion of these assets due to illiquidity in the markets. When observable market prices are not available, valuations are primarily based on internally developed discounted cash flow models that use a market-based discount rate. The valuation considers recent market transactions, experience with similar securities, current business conditions, and analysis of the underlying collateral, as available. To estimate cash flows, we utilize various significant assumptions including market observable inputs (e.g., forward interest rates) and internally developed inputs (e.g., prepayment

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

speeds, delinquency levels, and credit losses). We classified 94% and 60% of the trading securities reported at fair value as Level 3 at June 30, 2009, and December 31, 2008, respectively. Trading securities account for 3% and 5% of all assets reported at fair value at June 30, 2009, and December 31, 2008, respectively.

•

Available-for-sale securities — Available-for-sale securities are carried at fair value primarily based on observable market prices. If observable market prices are not available, our valuations are based on internally developed discounted cash flow models that use a market-based discount rate and consider recent market transactions, experience with similar securities, current business conditions, and analysis of the underlying collateral, as available. To estimate cash flows, we are required to utilize various significant assumptions including market observable inputs (e.g., forward interest rates) and internally developed inputs (including prepayment speeds, delinquency levels, and credit losses). We classified 5% and 10% of the available-for-sale securities reported at fair value as Level 3 at June 30, 2009, and December 31, 2008, respectively. Available-for-sale securities account for 39% and 24% of all assets reported at fair value at June 30, 2009, and December 31, 2008, respectively.

•

Loans held-for-sale — The loans held-for-sale portfolio is accounted for at the lower of cost or fair value. The tables associated with nonrecurring fair value measurement include only loans carried at fair value. We classified 65% and 63% of the loans held-for-sale reported at fair value as Level 3 at June 30, 2009, and December 31, 2008, respectively. Loans held-for-sale account for 3% and 9% of all assets reported at fair value at June 30, 2009, and December 31, 2008, respectively.

Approximately 28% and 6% of the total loans held-for-sale carried at fair value are automotive loans at June 30, 2009, and December 31, 2008, respectively. We based our valuation of automotive loans held-for-sale on internally developed discounted cash flow models or terms established under fixed-pricing forward flow agreements and have classified all these loans as Level 3. These valuation models estimate the exit price we expect to receive in the loan’s principal market, which depending upon characteristics of the loans may be the whole-loan market, the securitization market, or committed prices contained in forward sale agreements. Although we utilize and give priority to market observable inputs, such as interest rates and market spreads within these models, we are typically required to utilize internal inputs, such as prepayment speeds, credit losses, and discount rates. While numerous controls exist to calibrate, corroborate, and validate these internal inputs, these internal inputs require the use of judgment and can have a significant impact on the determination of the loan’s value. Accordingly, we classified all automotive loans held-for-sale as Level 3.

Approximately 72% and 94% of the total loans held-for-sale carried at fair value are mortgage loans at June 30, 2009, and December 31, 2008, respectively. We originate or purchase mortgage loans in the United States that we intend to sell to Fannie Mae, Freddie Mac, and Ginnie Mae (collectively, the Agencies). Additionally, we originate or purchase mortgage loans both domestically and internationally that we intend to sell into the secondary markets through whole-loan sales or securitizations, although this activity was substantially curtailed beginning in 2008.

Mortgage loans held-for-sale are typically pooled together and sold into certain exit markets depending upon underlying attributes of the loan, such as agency eligibility (domestic only), product type, interest rate, and credit quality. Two valuation methodologies are used to determine the fair value of loans held-for-sale. The methodology used depends on the exit market as described below.

Loans valued using observable market prices for identical or similar assets — This includes all domestic loans that can be sold to the Agencies, which are valued predominantly by published forward agency prices. This will also include all nonagency domestic loans or international loans where recently negotiated market prices for the loan pool exist with a counterparty (which approximates fair value) or quoted market prices for similar loans are available. As these valuations are derived from quoted market prices, we classify these valuations as Level 2 in the fair value disclosures. As of June 30, 2009, and December 31, 2008, 41% of the mortgage loans held-for-sale currently being carried at fair value were classified as Level 2. Due to the current illiquidity of the mortgage market, it may be necessary to look for alternate sources of value, including the whole-loan purchase market for similar loans and place more reliance on the valuations using internal models.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Loans valued using internal models — To the extent observable market prices are not available, we will determine the fair value of loans held-for-sale using internally developed valuation models. These valuation models estimate the exit price we expect to receive in the loan’s principal market, which depending upon characteristics of the loan may be the whole-loan or securitization market. Although we utilize and give priority to market observable inputs such as interest rates and market spreads within these models, we are typically required to utilize internal inputs, such as prepayment speeds, credit losses, and discount rates. While numerous controls exist to calibrate, corroborate, and validate these internal inputs, the generation of these internal inputs requires the use of judgment and can have a significant impact on the determination of the loan’s fair value. Accordingly, we classify these valuations as Level 3 in the fair value disclosures. As of June 30, 2009, and December 31, 2008, 59% of the mortgage loans held-for-sale currently being carried at fair value are classified as Level 3.

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

The mortgage loans held-for-investment that collateralized securitization debt are legally isolated from us and are beyond the reach of our creditors. The loans are measured at fair value using a portfolio approach or an in-use premise. The objective in fair valuing the loans and related securitization debt is to account properly for our retained economic interest in the securitizations. As a result of reduced liquidity in capital markets, values of both these loans and the securitized bonds are expected to be volatile. Since this approach involves the use of significant unobservable inputs, we classified all the mortgage loans held-for-investment elected under SFAS 159 as Level 3. As of June 30, 2009, and December 31, 2008, we classified all consumer finance receivables and loans reported at fair value as Level 3. Consumer finance receivables and loans accounted for 7% of all assets reported at fair value at June 30, 2009, and December 31, 2008. Refer to the section within this Note titled Fair Value Option of Financial Assets and Financial Liabilities (SFAS 159) for additional information.

•

Commercial finance receivables and loans, net of unearned income — We evaluate our commercial finance receivables and loans, net of unearned income for impairment, in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan. We generally base the evaluation on the fair value of the underlying collateral supporting the loan when expected to be the sole source of repayment. When the carrying value exceeds the fair value of the collateral, an impairment loss is recognized and reflected as a nonrecurring fair value measurement. As of June 30, 2009, 13% and 87% of the impaired commercial finance receivables and loans were classified as Level 2 and Level 3, respectively. As of December 31, 2008, 27% and 73% of the impaired commercial finance receivables and loans were classified as Level 2 and Level 3, respectively. Commercial finance receivables and loans accounted for 13% and 8% of all assets reported at fair value at June 30, 2009, and December 31, 2008, respectively.

•

Mortgage servicing rights — We typically retain MSRs when we sell assets into the secondary market. MSRs do not trade in an active market with observable prices; therefore, we use internally developed discounted cash flow models to estimate the fair value of MSRs. These internal valuation models estimate net cash flows based on internal operating assumptions that we believe would be used by market participants combined with market-based assumptions for loan prepayment rates, interest rates, and discount rates that we believe approximate yields required by investors in this asset. Cash flows primarily include servicing fees, float income, and late fees, in each case less operating costs to service the loans. The estimated cash flows are discounted using an option-adjusted spread-derived discount rate. All MSRs were classified as Level 3 at June 30, 2009, and December 31, 2008. MSRs accounted for 15% and 10% of all assets reported at fair value at June 30, 2009, and December 31, 2008, respectively.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

•

Interests retained in securitization trusts — Interests retained in securitization trusts are carried at fair value. Valuations are based on internally developed discounted cash flow models that use a market-based discount rate. The valuation considers recent market transactions, experience with similar assets, current business conditions, and analysis of the underlying collateral, as available. To estimate cash flows, we utilize various significant assumptions including market observable inputs (e.g., forward interest rates) and internally developed inputs (e.g., prepayment speeds, delinquency levels, and credit losses). We classified 100% of interests retained in securitization trusts as Level 3 at June 30, 2009, and December 31, 2008. Interests retained in securitization trusts accounted for 3% of all assets reported at fair value at June 30, 2009, and December 31, 2008.

•

Derivative instruments — We manage risk through our balance of loan production and servicing businesses while using portfolios of financial instruments, including derivatives, to manage risk related specifically to the value of loans held-for-sale, loans held-for-investment, MSRs, foreign currency debt; and we enter into interest rate swaps to facilitate transactions where the underlying receivables are sold to a nonconsolidated QSPE. During the three months and six months ended June 30, 2009, we recorded net economic hedge losses of $913 million and $1.4 billion, respectively. During the three months and six months ended June 30, 2008, we recorded net economic hedge losses of $946 million and gains of $315 million, respectively. Refer to Note 12 for additional information regarding changes in the fair value of economic hedges.

We enter into a variety of derivative financial instruments as part of our hedging strategies. Certain of these derivatives are exchange traded, such as Eurodollar futures, or traded within highly active dealer markets, such as agency to-be-announced securities. To determine the fair value of these instruments, we utilize the exchange price or dealer market price for the particular derivative contract; therefore, we classified these contracts as Level 1. We classified 7% of the derivative assets and 9% of the derivative liabilities reported at fair value as Level 1 at June 30, 2009. We classified less than 1% of the derivative assets and 3% of the derivative liabilities reported at fair value as Level 1 at December 31, 2008.

We also execute over-the-counter derivative contracts, such as interest rate swaps, floors, caps, corridors, and swaptions. We utilize third-party-developed valuation models that are widely accepted in the market to value these over-the-counter derivative contracts. The specific terms of the contract and market observable inputs (such as interest rate forward curves and interpolated volatility assumptions) are entered into the model. We classified these over-the-counter derivative contracts as Level 2 at June 30, 2009, because all significant inputs into these markets were market observable. We classified 70% of the derivative assets and 67% of the derivative liabilities reported at fair value as Level 2 at June 30, 2009. We classified 69% of the derivative assets and 44% of the derivative liabilities reported at fair value as Level 2 at December 31, 2008.

We also hold certain derivative contracts that are structured specifically to meet a particular hedging objective. These derivative contracts often are utilized to hedge risks inherent within certain on-balance sheet securitizations. To hedge risks on particular bond classes or securitization collateral, the derivative’s notional amount is often indexed to the hedged item. As a result, we typically are required to use internally developed prepayment assumptions as an input into the model to forecast future notional amounts on these structured derivative contracts. Accordingly, we classified these derivative contracts as Level 3. We classified 23% of the derivative assets and 24% of the derivative liabilities reported at fair value as Level 3 at June 30, 2009. We classified 31% of the derivative assets and 53% of the derivative liabilities reported at fair value as Level 3 at December 31, 2008.

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

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Derivative assets accounted for 13% and 17% of all assets reported at fair value at June 30, 2009, and December 31, 2008, respectively. Derivative liabilities accounted for 53% and 58% of all liabilities reported at fair value at June 30, 2009, and December 31, 2008, respectively.

•

Securities posted as collateral — Securities posted as collateral are carried at fair value using quoted prices in active markets for similar assets. We classified 100% of securities posted as collateral as Level 1 at June 30, 2009. Securities posted as collateral accounted for 2% of all assets reported at fair value at June 30, 2009.

•

Repossessed and foreclosed assets — Foreclosed upon or repossessed assets resulting from loan defaults are carried at the lower of either cost or fair value less costs to sell and are included in other assets on the Condensed Consolidated Balance Sheet. The fair value disclosures include only assets carried at fair value less costs to sell.

The majority of assets acquired due to default are foreclosed assets. We revalue foreclosed assets on a periodic basis. We classified properties that are valued by independent third-party appraisals less costs to sell as Level 2. When third-party appraisals are not obtained, valuations are typically obtained from third-party broker price opinion; however, depending on the circumstances, the property list price or other sales price information may be used in lieu of a broker price opinion. Based on historical experience, we adjust these values downward to take into account damage and other factors that typically cause the actual liquidation value of foreclosed properties to be less than broker price opinion or other price sources. This valuation adjustment is necessary to ensure the valuation ascribed to these assets considers unique factors and circumstances surrounding the foreclosed asset. As a result of applying internally developed adjustments to the third-party-provided valuation of the foreclosed property, we classified these assets as Level 3 in the fair value disclosures. As of June 30, 2009, we classified 63% and 37% of foreclosed and repossessed properties carried at fair value less costs to sell as Level 2 and Level 3, respectively. As of December 31, 2008, we classified 38% and 62% of foreclosed and repossessed properties carried at fair value less costs to sell as Level 2 and Level 3, respectively. Repossessed and foreclosed assets account for 1% and 2% of all assets reported at fair value at June 30, 2009, and December 31, 2008, respectively.

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

We value securitization debt that was elected pursuant to the fair value option and any economically retained positions using market observables prices whenever possible. The securitization debt is principally in the form of asset- and mortgage-backed securities collateralized by the underlying mortgage loans held-for-investment. Due to the attributes of the underlying collateral and current market conditions, observable prices for these instruments are typically not available in active markets. In these situations, we consider observed transactions as Level 2 inputs in our discounted cash flow models. Additionally, the discounted cash flow models utilize other market observable inputs, such as interest rates, and internally derived inputs including prepayment speeds, credit losses, and discount rates. Fair value option elected financing securitization debt is classified as Level 3 as a result of the reliance on significant assumptions and estimates for model inputs. On-balance sheet securitization debt accounts for 42% of all liabilities reported at fair value at June 30, 2009, and December 31, 2008. As a result of reduced liquidity in capital markets, values of both the elected loans and the securitized debt are expected to be volatile. Refer to the section within this Note Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159) for a complete description of these securitizations.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Recurring Fair Value

The following tables display the assets and liabilities measured at fair value on a recurring basis, including financial instruments elected for the fair value option under SFAS 159. We often economically hedge the fair value change of our assets or liabilities with derivatives and other financial instruments. The tables below display the hedges separately from the hedged items; therefore, they do not directly display the impact of our risk management activities.

	Recurring fair value measurements
June 30, 2009 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Investment securities
Trading securities
Mortgage-backed
Residential	$—	$49	$130	$179
Asset-backed	—	—	604	604

Total trading securities	—	49	734	783
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	1,773	42	—	1,815
States and political subdivisions	—	710	—	710
Foreign government	1,325	220	—	1,545
Mortgage-backed
Residential	1,058	1,489	4	2,551
Commercial	—	24	—	24
Asset-backed	—	37	413	450
Corporate debt securities	—	1,452	—	1,452
Other	1	163	—	164

Total debt securities	4,157	4,137	417	8,711
Equity securities	412	83	—	495

Total available-for-sale securities	4,569	4,220	417	9,206
Consumer finance receivables and loans, net of unearned income (a)	—	—	1,588	1,588
Mortgage servicing rights	—	—	3,509	3,509
Other assets
Cash reserve deposits held-for-securitization trusts	—	—	33	33
Interests retained in securitization trusts	—	—	662	662
Derivative (liabilities) assets, net (b)	45	898	225	1,168
Securities posted as collateral	454	—	—	454

Total assets	$5,068	$5,167	$7,168	$17,403

Liabilities
Secured debt
On-balance sheet securitization debt (a)	$—	$—	$(1,574)	$(1,574)
Other liabilities	(195)	—	—	(195)

Total liabilities	$(195)	$—	$(1,574)	$(1,769)

(a)	Carried at fair value due to fair value option election under SFAS 159.
(b)	At June 30, 2009, derivative assets within Level 1, Level 2, and Level 3 were $227 million, $2.2 billion, and $707 million, respectively. Additionally, derivative liabilities within Level 1, Level 2, and Level 3 were $182 million, $1.3 billion, and $482 million, respectively.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Recurring fair value measurements
December 31, 2008 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Investment securities
Trading securities	$1	$486	$720	$1,207
Available-for-sale securities	1,736	3,867	631	6,234
Consumer finance receivables and loans, net of unearned income (a)	—	—	1,861	1,861
Mortgage servicing rights	—	—	2,848	2,848
Other assets
Cash reserve deposits held-for-securitization trusts	—	—	41	41
Interests retained in securitization trusts	—	—	1,001	1,001
Derivative (liabilities) assets, net (b)	(51)	2,263	149	2,361

Total assets	$1,686	$6,616	$7,251	$15,553

Liabilities
Secured debt
On-balance sheet securitization debt (a)	$—	$—	$(1,899)	$(1,899)

Total liabilities	$—	$—	$(1,899)	$(1,899)

(a)	Carried at fair value due to fair value option election under SFAS 159.
(b)	At December 31, 2008, derivative assets within Level 1, Level 2, and Level 3 were $21 million, $3.4 billion, and $1.5 billion, respectively. Additionally, derivative liabilities within Level 1, Level 2, and Level 3 were $72 million, $1.1 billion, and $1.4 billion, respectively.

GMAC INC.

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

	Level 3 recurring fair value measurements
	Fair value as of April 1, 2009	Net realized/unrealized gains (losses)				Purchases, issuances, and settlements, net	Net transfers into/ (out of) Level 3	Fair value as of June 30, 2009	Net unrealized gains (losses) included in earnings still held as of June 30, 2009
($ in millions)		Included in earnings			Included in other comprehensive income (a)
Assets
Investment securities
Trading securities
Mortgage-backed
Residential	$172	$(52)	(b	)	$—	$(9)	$19	$130	$(36	) (b)
Asset-backed	534	75	(b	)	7	(12)	—	604	(205	) (b)

Total trading securities	706	23			7	(21)	19	734	(241)

Available-for-sale securities
Debt securities
Mortgage-backed
Residential	2	—			(5)	—	7	4	—
Asset-backed	409	2	(b	)	2	—	—	413	(4	) (b)
Equity securities	22	—			1	—	(23)	—	—

Total available-for-sale securities	433	2			(2)	—	(16)	417	(4)
Consumer finance receivables and loans, net of unearned income (c)	1,663	321	(d	)	—	(396)	—	1,588	190	(d)
Mortgage servicing rights	2,587	678	(e	)	—	244	—	3,509	683	(e)
Other assets
Cash reserve deposits held-for-securitization trusts	30	2	(f	)	—	1	—	33	(109	) (f)
Interests retained in securitization trusts	822	4	(f	)	4	(168)	—	662	—	(f)
Fair value of derivative contracts in (liability) receivable position, net	319	78	(g	)	—	(249)	77	225	288	(g)

Total assets	$6,560	$1,108			$9	$(589)	$80	$7,168	$807

Liabilities
Secured debt
On-balance sheet securitization debt (c)	$(1,676)	$(308)	(h	)	$—	$410	$—	$(1,574)	$(189	) (h)

Total liabilities	$(1,676)	$(308)			$—	$410	$—	$(1,574)	$(189)

(a)	Includes foreign currency translation adjustments, if any.
(b)	Fair value adjustment reported as other loss on investments, net, and the related interest is reported as interest and dividends on investment securities in the Condensed Consolidated Statement of Income.
(c)	Carried at fair value due to fair value option election under SFAS 159.
(d)	The fair value adjustment is reported as other income, net of losses, and the related interest is reported as consumer financing revenue in the Condensed Consolidated Statement of Income.
(e)	Fair value adjustment reported as servicing asset valuation and hedge activities, net, in the Condensed Consolidated Statement of Income.
(f)	Reported as other gain (loss) on investments, net, in the Condensed Consolidated Statement of Income.
(g)	Refer to Note 12 for information related to the location of the gains and losses on derivative instruments in the Condensed Consolidated Statement of Income.
(h)	Fair value adjustment is reported as other income, net of losses, and the related interest is reported within total interest expense in the Condensed Consolidated Statement of Income.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Level 3 recurring fair value measurements
		Net realized/unrealized gains (losses)							Net unrealized gains (losses) included in earnings still held as of June 30, 2009
($ in millions)	Fair value as of January 1, 2009	Included in earnings			Included in other comprehensive income (a)	Purchases, issuances, and settlements, net	Net transfers into/ (out of) Level 3	Fair value as of June 30, 2009
Assets
Investment securities
Trading securities
Mortgage-backed
Residential	$174	$(53)	(b	)	$—	$(10)	$19	$130	$(41)	(b	)
Asset-backed	546	70	(b	)	5	(17)	—	604	(482)	(b	)

Total trading securities	720	17			5	(27)	19	734	(523)
Available-for-sale securities
Debt securities
Mortgage-backed
Residential	2	—			(5)	—	7	4	—
Asset-backed	607	2	(b	)	3	(199)	—	413	(8)	(b	)
Equity securities	22	—			1	—	(23)	—	—

Total available-for-sale securities	631	2			(1)	(199)	(16)	417	(8)
Consumer finance receivables and loans, net of unearned income (c)	1,861	509	(d	)	—	(782)	—	1,588	248	(d	)
Mortgage servicing rights	2,848	322	(e	)	—	339	—	3,509	335	(e	)
Other assets
Cash reserve deposits held-for-securitization trusts	41	(4)	(f	)	(1)	(3)	—	33	(221)	(f	)
Interests retained in securitization trusts	1,001	(65)	(f	)	4	(278)	—	662	4	(f	)
Fair value of derivative contracts in (liability) receivable position, net	149	402	(g	)	(5)	(466)	145	225	876	(g	)

Total assets	$7,251	$1,183			$2	$(1,416)	$148	$7,168	$711

Liabilities
Secured debt
On-balance sheet securitization debt (c)	$(1,899)	$(444)	(h	)	$—	$769	$—	$(1,574)	$(224)	(h	)

Total liabilities	$(1,899)	$(444)			$—	$769	$—	$(1,574)	$(224)

(a)	Includes foreign currency translation adjustments, if any.
(b)	Fair value adjustment reported as other loss on investments, net, and the related interest is reported as interest and dividends on investment securities in the Condensed Consolidated Statement of Income.
(c)	Carried at fair value due to fair value option election under SFAS 159.
(d)	The fair value adjustment is reported as other income, net of losses, and the related interest is reported as consumer financing revenue in the Condensed Consolidated Statement of Income.
(e)	Fair value adjustment reported as servicing asset valuation and hedge activities, net, in the Condensed Consolidated Statement of Income.
(f)	Reported as other gain (loss) on investments, net, in the Condensed Consolidated Statement of Income.
(g)	Refer to Note 12 for information related to the location of the gains and losses on derivative instruments in the Condensed Consolidated Statement of Income.
(h)	Fair value adjustment is reported as other income, net of losses, and the related interest is reported within total interest expense in the Condensed Consolidated Statement of Income.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Level 3 recurring fair value measurements
($ in millions)	Fair value as of April 1, 2008	Net realized/unrealized gains (losses)		Purchases, sales, issuances, and settlements	Fair value as of June 30, 2008	Net unrealized gains (losses) included in earnings still held as of June 30, 2008
		Included in earnings	Included in other comprehensive income (a)
Assets
Investment securities
Available-for-sale securities	$1,195	$(5) (b)	$—	$(254)	$936	$(12) (b)
Trading securities	2,148	(78) (c)	1	243	2,314	46 (c)
Consumer finance receivables and loans, net of unearned income (d)	3,915	(585) (e)	—	(672)	2,658	(992) (e)
Mortgage servicing rights	4,278	687 (f)	—	452	5,417	688 (f)
Other assets
Cash reserve deposits held-for- securitization trusts	41	— (c)	—	10	51	(90) (c)
Fair value of derivative contracts in receivable position, net	172	(62) (g)	6	(135)	(19)	(1) (g)
Restricted cash collections for securitization trusts	100	(9) (h)	1	—	92	(9) (h)

Total assets	$11,849	$(52)	$8	$(356)	$11,449	$(370)

Liabilities
Secured debt
On-balance sheet securitization debt (d)	$(3,996)	$598 (i)	$—	$644	$(2,754)	$717 (i)
Collateralized debt obligations (d)	(303)	14 (c)	—	41	(248)	102 (c)

Total liabilities	$(4,299)	$612	$—	$685	$(3,002)	$819

(a)	Includes foreign currency translation adjustments, if any.
(b)	Reported as investment income (loss) in the Condensed Consolidated Statement of Income, except securitization trust interests, which are reported as other income in the Condensed Consolidated Statement of Income.
(c)	Reported as investment income (loss) in the Condensed Consolidated Statement of Income.
(d)	Carried at fair value due to fair value option election under SFAS 159.
(e)	The fair value adjustment is reported as other income, and the related interest is reported as consumer financing revenue in the Condensed Consolidated Statement of Income.
(f)	Reported as servicing asset valuation and hedge activities, net, in the Condensed Consolidated Statement of Income.
(g)	Refer to Note 12 for information related to the location of the gains and losses on derivative instruments in the Condensed Consolidated Statement of Income.
(h)	Reported as other operating expenses in the Condensed Consolidated Statement of Income.
(i)	The fair value adjustment is reported as other income, and the related interest is reported as interest expense in the Condensed Consolidated Statement of Income.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Level 3 recurring fair value measurements
		Net realized/unrealized gains (losses)				Net unrealized gains (losses) included in earnings still held as of June 30, 2008
($ in millions)	Fair value as of January 1, 2008	Included in earnings	Included in other comprehensive income (a)	Purchases, sales, issuances, and settlements	Fair value as of June 30, 2008
Assets
Investment securities
Available-for-sale securities	$1,249	$(38) (b)	$7	$(282)	$936	$(37) (b)
Trading securities	2,726	(502) (c)	(1)	91	2,314	(475) (c)
Consumer finance receivables and loans, net of unearned income (d)	6,684	(2,588) (e)	—	(1,438)	2,658	(3,266) (e)
Mortgage servicing rights	4,713	41 (f)	—	663	5,417	58 (f)
Other assets
Cash reserve deposits held-for-securitization trusts	30	8 (c)	—	13	51	(82) (c)
Fair value of derivative contracts in receivable position, net	(46)	117 (g)	17	(107)	(19)	196 (g)
Restricted cash collections for securitization trusts	111	(12) (h)	(2)	(5)	92	(12) (h)

Total assets	$15,467	$(2,974)	$21	$(1,065)	$11,449	$(3,618)

Liabilities
Secured debt
On-balance sheet securitization debt (d)	$(6,734)	$2,631 (i)	$—	$1,349	$(2,754)	$2,866 (i)
Collateralized debt obligations (d)	(351)	35 (c)	—	68	(248)	43 (c)

Total liabilities	$(7,085)	$2,666	$—	$1,417	$(3,002)	$2,909

(a)	Includes foreign currency translation adjustments, if any.
(b)	Reported as investment income in the Condensed Consolidated Statement of Income, except securitization trust interests, which are reported as other income in the Condensed Consolidated Statement of Income.
(c)	Reported as investment income in the Condensed Consolidated Statement of Income.
(d)	Carried at fair value due to fair value option election under SFAS 159.
(e)	The fair value adjustment is reported as other income, and the related interest is reported as consumer financing revenue in the Condensed Consolidated Statement of Income.
(f)	Reported as servicing asset valuation and hedge activities, net, in the Condensed Consolidated Statement of Income.
(g)	Refer to Note 12 for information related to the location of the gains and losses on derivative instruments in the Condensed Consolidated Statement of Income.
(h)	Reported as other operating expenses in the Condensed Consolidated Statement of Income.
(i)	The fair value adjustment is reported as other income, and the related interest is reported as interest expense in the Condensed Consolidated Statement of Income.

GMAC INC.

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

The following tables display the assets and liabilities measured at fair value on a nonrecurring basis and held at June 30, 2009.

	Nonrecurring fair value measures				Lower of cost or fair value or credit allowance	Total gains (losses) included in earnings for the three months ended		Total gains (losses) included in earnings for the six months ended
June 30, 2009 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Loans held-for-sale (a)	$—	$269	$506	$775	$(725)		n/m (b)	n/m (b)
Commercial finance receivables and loans, net of unearned income (c)	—	397	2,587	2,984	(1,199)	$	— (d)	$(87) (d)
Other assets
Real estate and other investments (e)	—	129	—	129	n/m (f)		5	6
Repossessed and foreclosed assets, net (g)	—	205	123	328	(107)		n/m (b)	n/m (b)
Goodwill (h)	—	—	—	—	n/m (f)		(607)	(607)

Total assets	$—	$1,000	$3,216	$4,216	$(2,031)		$(602)	$(688)

n/m = not meaningful

(a)	Represents assets held-for-sale that are required to be measured at lower of cost or fair value in accordance with SFAS No. 65, Accounting for Certain Mortgage Banking Activities or SOP 01-6, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others. The table above includes only assets with fair values below cost as of June 30, 2009. The related valuation allowance represents the cumulative adjustment to fair value of those specific loans.
(b)	We consider the applicable valuation or loan loss allowance to be the most relevant indicator of the impact on earnings caused by the fair value measurement. Accordingly, the table above excludes total gains and losses included in earnings for these items. The carrying values are inclusive of the respective valuation or credit loss allowance.
(c)	Represents the portion of the commercial portfolio impaired as of June 30, 2009, under SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The related credit allowance represents the cumulative adjustment to fair value of those specific receivables.
(d)	Represents losses recognized on the impairment of our resort finance business, which provided debt capital to resort and timeshare developers. Refer to footnote (f) for information related to the other commercial finance receivables and loans, net of unearned income, for which impairment was recognized.
(e)	Represents assets impaired as of June 30, 2009, under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The total loss included in earnings represents adjustments to the fair value of the portfolio based on actual sales during the three months ended June 30, 2009.
(f)	The total loss included in earnings is the most relevant indicator of the impact on earnings.
(g)	The allowance provided for repossessed and foreclosed assets represents any cumulative valuation adjustment recognized to adjust the assets to fair value less costs to sell.
(h)	Represents goodwill impaired as of June 30, 2009, under SFAS No. 142, Goodwill and Other Intangible Assets. The impairment related to a reporting unit within our Insurance operations. Refer to Note 8 for additional goodwill information.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Nonrecurring fair value measures				Lower of cost or fair value or credit allowance	Total gains (losses) included in earnings for the three months ended	Total gains (losses) included in earnings for the six months ended
June 30, 2008 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Loans held-for-sale (a)	$—	$3,520	$6,358	$9,878	$(1,166)	n/m (b)	n/m (b)
Consumer finance receivables and loans, net of unearned income (c)	1,210	369	155	1,734	(607)	n/m (b)	n/m (b)
Commercial finance receivables and loans, net of unearned income (d)	—	—	16	16	(14)	n/m (b)	n/m (b)
Investment in operating leases, net (e)	—	—	2,884	2,884	n/m (f)	$(716)	$(716)
Other assets
Real estate and other investments (e)	—	218	—	218	n/m (f)	(18)	(21)
Repossessed and foreclosed assets, net (g)	—	322	565	887	(255)	n/m (b)	n/m (b)
Investment in used vehicles held-for-sale (a)	—	—	818	818	(47)	n/m (b)	n/m (b)

Total assets	$1,210	$4,429	$10,796	$16,435	$(2,089)	$(734)	$(737)

n/m = not meaningful

(a)	Represents assets held-for-sale that are required to be measured at lower of cost or fair value in accordance with SFAS No. 65, Accounting for Certain Mortgage Banking Activities or SOP 01-6, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others. Only assets with fair values below cost are included in the table above. The related valuation allowance represents the cumulative adjustment to fair value of those specific loans.
(b)	We consider the applicable valuation or credit loss allowance to be the most relevant indicator of the impact on earnings caused by the fair value measurement. The carrying values are inclusive of the respective valuation or credit loss allowance.
(c)	Included only receivables with a specific reserve established using the fair value of the underlying collateral. The related credit allowance represents the cumulative adjustment to fair value of those specific receivables.
(d)	Represents the portion of the commercial portfolio impaired as of June 30, 2008, under SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The related credit allowance represents the cumulative adjustment to fair value of those specific receivables.
(e)	Represents assets impaired under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The total loss included in earnings for the three months ended June 30, 2008, represents the fair market value adjustments on the portfolio.
(f)	The total loss included in earnings is the most relevant indicator of the impact on earnings.
(g)	The allowance provided for repossessed and foreclosed assets represents any cumulative valuation adjustment recognized to adjust the assets to fair value less costs to sell.

Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159)

Our Mortgage operations elected to measure at fair value certain mortgage loans held-for-investment. Our intent in electing fair value for these items was to mitigate a divergence between accounting losses and economic exposure for certain assets and liabilities.

A description of the financial assets and liabilities elected to be measured at fair value under SFAS 159 follows.

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

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

We carry the fair value-elected loans as consumer finance receivable and loans, net of unearned income, on the Condensed Consolidated Balance Sheet. Our policy is to separately record interest income on the fair value-elected loans unless the loans are placed on nonaccrual status when they are 60 days past due; these amounts continue be classified as consumer financing revenue in the Condensed Consolidated Statement of Income. We classified the fair value adjustment recorded for the loans as other income, net of losses, in the Condensed Consolidated Statement of Income.

We continued to record the fair value-elected debt balances as secured debt on the Condensed Consolidated Balance Sheet. Our policy is to separately record interest expense on the fair value-elected securitization debt, which continues to be classified as interest expense in the Condensed Consolidated Statement of Income. We classified the fair value adjustment recorded for this fair value-elected debt as other income, net of losses, in the Consolidated Statement of Income.

The following tables summarize the fair value option elections and information regarding the amounts recorded as earnings for each fair value option-elected item.

	Changes included in the Condensed Consolidated Statement of Income for the three months ended June 30, 2009
($ in millions)	Consumer financing revenue	Total interest expense	Other income, net of losses	Total included in earnings	Change in fair value due to credit risk (a)
Assets
Consumer finance receivables and loans, net of unearned income	$133	$—	$188	$321	$22 (b)
Liabilities
Secured debt On-balance sheet securitization debt	$—	$(59)	$(249)	$(308)	$22 (c)

Total				$13

(a)	Factors other than credit quality that impact fair value include changes in market interest rates and the illiquidity or marketability in the current marketplace. Lower levels of observable data points in illiquid markets generally result in wide bid/offer spreads.
(b)	The credit impact for consumer finance receivables and loans was quantified by applying internal credit loss assumptions to cash flow models.
(c)	The credit impact for on-balance sheet securitization debt is assumed to be zero until our economic interests in a particular securitization is reduced to zero, at which point the losses on the underlying collateral will be expected to be passed through to third-party bondholders. Losses allocated to third-party bondholders, including changes in the amount of losses allocated, will result in fair value changes due to credit. We also monitor credit ratings and will make credit adjustments to the extent any bond classes are downgraded by rating agencies.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Changes included in the Condensed Consolidated Statement of Income for the six months ended June 30, 2009
($ in millions)	Consumer financing revenue	Total interest expense	Other income, net of losses	Total included in earnings	Change in fair value due to credit risk (a)
Assets
Consumer finance receivables and loans, net of unearned income	$276	$—	$233	$509	$(43) (b)
Liabilities
Secured debt
On-balance sheet securitization debt	$—	$(119)	$(325)	$(444)	$84 (c)

Total				$65

(a)	Factors other than credit quality that impact fair value include changes in market interest rates and the illiquidity or marketability in the current marketplace. Lower levels of observable data points in illiquid markets generally result in wide bid/offer spreads.
(b)	The credit impact for consumer finance receivables and loans was quantified by applying internal credit loss assumptions to cash flow models.
(c)	The credit impact for on-balance sheet securitization debt is assumed to be zero until our economic interests in a particular securitization is reduced to zero, at which point the losses on the underlying collateral will be expected to be passed through to third-party bondholders. Losses allocated to third-party bondholders, including changes in the amount of losses allocated, will result in fair value changes due to credit. We also monitor credit ratings and will make credit adjustments to the extent any bond classes are downgraded by rating agencies.

	Changes included in the Condensed Consolidated Statement of Income for the three months ended June 30, 2008
($ in millions)	Consumer financing revenue	Total interest expense	Other gain (loss) on investments, net	Other income, net of losses	Total included in earnings	Change in fair value due to credit risk (a)
Assets
Consumer finance receivables and loans, net of unearned income	$182	$—	$—	$(767)	$(585)	$(70) (a)
Liabilities
Secured debt
On-balance sheet securitization debt	$—	$(95)	$—	$693	$598	$48 (b)
Collateralized debt obligations	—	(3)	22	—	19	— (c)

Total					$32

(a)	The credit impact for consumer finance receivables and loans was quantified by applying internal credit loss assumptions to cash flow models.
(b)	The credit impact for on-balance sheet securitization debt is assumed to be zero until our economic interests in a particular securitization is reduced to zero, at which point the losses on the underlying collateral will be expected to be passed through to third-party bondholders. Losses allocated to third-party bondholders, including changes in the amount of losses allocated, will result in fair value changes due to credit. We also monitor credit ratings and will make credit adjustments to the extent any bond classes are downgraded by rating agencies.
(c)	The credit impact for collaterized debt obligations is assumed to be zero until our economic interests in the securitization is reduced to zero, at which point the losses projected on the underlying collateral will be expected to be passed through to the securitization’s bonds. We also monitor credit ratings and will make credit adjustments to the extent any bond classes are downgraded by rating agencies.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Changes included in the Condensed Consolidated Statement of Income for the six months ended June 30, 2008
($ in millions)	Consumer financing revenue	Total interest expense	Other gain (loss) on investments, net	Other income, net of losses	Total included in earnings	Change in fair value due to credit risk (a)
Assets
Consumer finance receivables and loans, net of unearned income	$380	$—	$—	$(2,968)	$(2,588)	$(88) (b)
Liabilities
Secured debt
On-balance sheet securitization debt	$—	$(209)	$—	$2,840	$2,631	$70 (c)
Collateralized debt obligations	—	(8)	43	—	35	— (c)

Total					$78

(a)	The credit impact for consumer finance receivables and loans was quantified by applying internal credit loss assumptions to cash flow models.
(b)	The credit impact for on-balance sheet securitization debt is assumed to be zero until our economic interests in a particular securitization is reduced to zero, at which point the losses on the underlying collateral will be expected to be passed through to third-party bondholders. Losses allocated to third-party bondholders, including changes in the amount of losses allocated, will result in fair value changes due to credit. We also monitor credit ratings and will make credit adjustments to the extent any bond classes are downgraded by rating agencies.
(c)	The credit impact for collateralized debt obligations is assumed to be zero until our economic interests in a particular securitization is reduced to zero, at which point the losses projected on the underlying collateral will be expected to be passed through to the securitization’s bonds. We also monitor credit ratings and will make credit adjustments to the extent any bond classes are downgraded by rating agencies.

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

June 30, 2009 ($ in millions)	Unpaid principal balance	Loan advances/ other		Accrued interest		Fair value allowance		Fair value
Assets
Consumer finance receivables and loans, net of unearned income
Total loans	$7,945	$(140)		$76		$(6,294)		$1,587
Nonaccrual loans	1,759		(a)		(a)		(a)		(a)
Loans 90+ days past due (b)	1,354		(a)		(a)		(a)		(a)
Liabilities
Secured debt
On-balance sheet securitization debt	$(7,768)	$—		$(16)		$6,210		$(1,574)

(a)	The fair value of loans held-for-sale is calculated on a pooled basis, which does not allow us to reliably estimate the fair value of loans 90+ days past due or nonaccrual loans. As a result, the fair value of these loans is not included in the table above. Unpaid principal balances were provided to allow assessment of the materiality of loans 90+ days past due and nonaccrual loans relative to total loans. For further discussion regarding the pooled basis, refer to the previous section of this Note titled, Consumer finance receivables, net of unearned income.
(b)	Loans 90+ days past due are also presented within the nonaccrual loan balance and the total loan balance.

Fair Value of Financial Instruments (SFAS 107)

The following table presents the carrying and estimated fair value of assets and liabilities considered financial instruments under Statements of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments (SFAS 107). Accordingly, items that do not meet the definition of a financial instruments are excluded from the table. When possible, we use quoted market prices to determine fair value. Where quoted market prices are not available, the fair value is internally derived based upon appropriate valuation methodologies with respect to the amount and timing of future cash flows and estimated discount rates. However, considerable judgment is required in interpreting market data to

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

develop estimates of fair value, so the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions or estimation methodologies could be material to the estimated fair values. Fair value information presented herein is based on information available at June 30, 2009, and December 31, 2008. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been updated since those dates; therefore, the current estimates of fair value at dates after June 30, 2009, and December 31, 2008, could differ significantly from these amounts.

	June 30, 2009		December 31, 2008
($ in millions)	Carrying value	Fair value	Carrying value	Fair Value
Financial assets
Investment securities	$9,992	$9,992	$7,444	$7,444
Loans held-for-sale	11,440	11,632	7,919	8,182
Finance receivables and loans, net	87,520	78,298	96,640	91,026
Notes receivable from GM	1,071	1,071	1,655	1,655
Derivative assets	3,139	3,139	5,014	5,014
Interests retained in securitization trusts	662	662	1,001	1,001
Financial liabilities
Debt (a)	105,652	95,466	126,771	106,119
Deposit liabilities (b)	25,553	25,356	19,221	19,298
Derivative liabilities	1,971	1,971	2,653	2,653

(a)	Debt includes deferred interest for zero-coupon bonds of $477 million and $450 million for June 30, 2009, and December 31, 2008, respectively.
(b)	Represents certain consumer bank deposits and mortgage escrow deposits.

The following describes the methodologies and assumptions used to determine fair value for the respective classes of financial instruments.

•

Investment securities — Bonds, equity securities, notes, and other available-for-sale investment securities are carried at fair value. Refer to the previous sections of this note titled Trading securities and Available-for-sale securities for a description of the methodologies and assumptions used to determine fair value. Held-to-maturity investment securities are carried at amortized cost. The fair value of the held-to-maturity investment securities is based on valuation models using market-based assumptions.

•	Loans held-for-sale — Refer to the previous section of this note also titled Loans held-for-sale for a description of methodologies and assumptions used to determine fair value.

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

With the exception of mortgage loans held-for-investment, the fair value of finance receivables was based on discounted future cash flows using applicable spreads to approximate current rates applicable to each category of finance receivables (an income approach as defined by SFAS 157). The carrying value of wholesale receivables and

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

certain other automotive and mortgage-lending receivables for which interest rates reset on a short-term basis with applicable market indices are assumed to approximate fair value either because of the short-term nature or because of the interest rate adjustment feature.

For mortgage loans held-for-investment used as collateral for securitization debt, we used a portfolio approach or an in-use premise to measure these loans at fair value. The objective in fair valuing these loans (which are legally isolated and beyond the reach of our creditors) and the related collateralized borrowings is to reflect our retained economic position in the securitizations. For mortgage loans held-for-investment that are not securitized we used valuation models and assumptions similar to those used for mortgage loans held-for-sale. These valuations consider unique attributes of the loans such as geography, delinquency status, product type, and other factors. Refer to the previous section in this note titled Loans held-for-sale for a description of methodologies and assumptions used to determine fair value of mortgage loans held-for-sale.

In addition to the previously mentioned valuation methods, we also followed FSP FAS No. 157-4, Determining Whether a Market is Not Active and a Transaction is Not Distressed. As such, we assumed the price that would be received in an orderly transaction (including a market-based return) and not forced liquidation or distressed sale.

•	Notes receivable from GM — The fair value is estimated in the same manner as wholesale receivables. Refer to the section above titled Finance receivables and loans, net for additional information.

•	Derivative assets and liabilities — Refer to the previous section of this note titled Derivative instruments for a description of the methodologies and assumptions used to determine fair value.

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

The following describes the VIEs that we have consolidated or in which we have a significant variable interest as described in FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46(R)). We have certain secured funding arrangements that are structured through consolidating entities, as described in further detail in Note 9.

•

On-balance sheet securitization trusts — We have certain securitization transactions that are not QSPEs and are VIEs within the scope of FIN 46(R). We typically hold the first loss position in these securitization transactions and, as a result, anticipate absorbing the majority of the expected losses of the VIE. Accordingly, we are the primary beneficiary; thus, we have consolidated these securitization trusts entities. The assets of the consolidated securitization trusts totaled $41.7 billion and $49.9 billion at June 30, 2009, and December 31, 2008, respectively. The majority of the assets are included as finance receivables and loans, net of unearned interest, on the Condensed Consolidated Balance Sheet. The liabilities of these securitization trust entities totaled $32.7 billion and $39.0 billion at June 30, 2009, and December 31, 2008, respectively. The majority of these liabilities were included as secured debt on the Condensed Consolidated Balance Sheet.

The nature of, purpose of, activities of, and our continuing involvement with the consolidated securitization trusts are virtually identical to those of our off-balance sheet securitization trusts, which are discussed in Note 6. The assets of the securitization trusts generally are the sole source of repayment on the securitization trusts’ liabilities. The creditors of the securitization trusts do not have recourse to our general credit with the exception of the customary representation and warranty repurchase provisions and, in certain transactions, early payment default provisions as discussed in Note 26 to the Consolidated Financial Statements in our 2008 Annual Report on Form 10-K.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

•

Mortgage warehouse funding — Our Mortgage operations transfer international residential mortgage loans into SPEs to obtain funding. The facilities have advance rates less than 100% of the pledged asset values, and in certain cases, we have provided a subordinated loan to the facility to serve as additional collateral. For certain facilities, there is an unconditional guarantee by our Mortgage operations of the entity’s repayment on the related debt to the facility that provides the facility provider with recourse to our general credit. Our Mortgage operations continue to service the assets within the mortgage warehouse facilities.

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

The assets of these residential mortgage warehouse entities totaled $928 million, and liabilities totaled $1.1 billion at June 30, 2009. At December 31, 2008, the assets of these residential mortgage warehouse entities totaled $1.4 billion, and liabilities totaled $1.5 billion. The majority of the assets and liabilities are included in loans held-for-sale or finance receivables and loans, net of unearned income and secured debt, respectively, on the Condensed Consolidated Balance Sheet. The creditors of these VIEs do not have legal recourse to our general credit.

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

Our Mortgage operations are the primary beneficiary since they absorb the majority of the losses and, as such, consolidate the entities in accordance with FIN 46(R). The assets in these entities totaled $669 million and $1.2 billion at June 30, 2009, and December 31, 2008, respectively, which were included in finance receivables and loans, net of unearned income, on the Condensed Consolidated Balance Sheet. The liabilities in these entities totaled $319 million and $557 million at June 30, 2009, and December 31, 2008, respectively. The beneficial interest holders of these VIEs do not have legal recourse to our general credit. We do not have a contractual obligation to provide any type of financial support in the future, nor have we provided noncontractual financial support or any type of support to the entity during the three months ended June 30, 2009. All forward commitments to fund receivable obligations previously eligible for financing under this facility were funded by an alternative source creating additional over-collateralization.

We invest in certain entities and as such enter into subordinated real estate-lending arrangements. These entities are created to develop land and construct properties. Management has determined we do not have the majority of the expected losses or returns, and consolidation is not appropriate under FIN 46(R). Total assets in these entities were $40 million at June 30, 2009, of which $41 million represents our maximum exposure. Total

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

assets in these entities were $65 million at December 31, 2008, of which $43 million represents our maximum exposure. We do not have a contractual obligation to provide any type of financial support in the future, nor have we provided noncontractual financial support or any type of support to the entity during the three months ended June 30, 2009.

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

In conjunction with this agreement, Cerberus entered into a term loan and a revolving loan with CMH. The term loan principal amount was $230 million, and the revolving loan maximum amount was $10 million. Both loans had a five-year term and a 15% interest rate. The term loan and related interest are paid from the dispositions of the model homes and lot options.

The term loan and interest due are repaid out of the dispositions of the models after CMH has repaid the loan and paid the accrued interest. Cash is distributed in the following order: (1) to the Class A senior preferred member all unreturned preferred capital, including a preferred return equal to 20% of total cash outlay less the aggregate amount of interest payments made; (2) to the Class B junior preferred member all unreturned preferred capital, including a preferred return equal to 20% of the initial Class B capital account; (3) to the Class B member until all reimbursable costs have been returned; and (4) to the common unit member (Cerberus). Based on the market conditions and market valuation adjustments, there is a risk that ResCap will not receive all of its Tier 2 payments.

As of June 30, 2009, Cerberus was repaid in full under the term loan and was paid their preferred return on Class A Senior Preferred Capital.

We consolidate CMH in accordance with FIN 46(R) as we hold all the remaining interests in CMH and are, therefore, the primary beneficiary. The assets of CMH were $106 million and $186 million as of June 30, 2009, and December 31, 2008, respectively, and were included in other assets on the Condensed Consolidated Balance Sheet. The liabilities of CMH were $1 million and $47 million as of June 30, 2009, and December 31, 2008, respectively, which were classified as debt and accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet. The beneficial interest holders of this VIE do not have legal recourse to our general credit. We do not have a contractual obligation to provide any type of financial support in the future, nor have we provided noncontractual financial support or any type of support to the entity during the three months ended June 30, 2009.

We continue to service, account for, market, and sell the assets without a servicing fee. However, we do receive reimbursement of expenses directly related to the assets such as property taxes and other direct out-of-pocket expenses. This VIE does not conduct new business; therefore, no new assets were transferred into CMH.

•

Servicing funding — To assist in the financing of our servicing advance receivables, our Mortgage operations formed an SPE that issues term notes to third-party investors that are collateralized by servicing advance receivables. These servicing advance receivables are transferred to the SPE and consist of delinquent principal and interest advances made by our Mortgage operations, as servicer, to various investors; property taxes and insurance premiums advanced to taxing authorities and insurance companies on behalf of borrowers; and amounts advanced for mortgages in foreclosure. The SPE funds the purchase of the receivables through financing obtained from the third-party investors and subordinated loans or an equity contribution from our Mortgage operations. Management has determined that we are the primary beneficiary of the SPE and, as such, consolidate the entity in accordance with FIN 46(R). The assets of this entity totaled $1.1 billion and $1.2 billion as of June 30, 2009, and December 31, 2008, respectively, which are included in other assets on the Condensed Consolidated Balance Sheet. The liabilities of this entity totaled $1.2 billion at June 30, 2009, consisting of $700 million in third-party term notes that are included within debt on the Condensed Consolidated Balance Sheet, and $486 million in affiliate payables to ResCap, which

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

are eliminated in consolidation. The liabilities of this entity totaled $1.2 billion at December 31, 2008, consisting of $700 million in third-party term notes that are included within debt on the Condensed Consolidated Balance Sheet and $507 million in affiliate payables to ResCap that are eliminated in consolidation. The beneficial interest holder of this VIE does not have legal recourse to our general credit. We do not have a contractual obligation to provide any type of financial support in the future, nor have we provided noncontractual financial support to the entity during the three months ended June 30, 2009.

•

Commercial Finance receivables — We have a facility in which we transfer commercial-lending receivables to a 100% owned SPE that, in turn, issues notes received to third-party financial institutions, our Commercial Group, and asset-backed commercial paper conduits. The SPE funds the purchase of receivables from us with cash obtained from the sale of notes. Management has determined that we are the primary beneficiary of the SPE and, as such, consolidates the entity. The assets and liabilities of the SPE totaled $1.8 billion and $586 million, respectively, as of June 30, 2009, and are included in finance receivables and loans, net of unearned income, on our Condensed Consolidated Balance Sheet. The assets and liabilities of the SPE totaled $2.2 billion and $1.1 billion, respectively, as of December 31, 2008. The beneficial interest holders of this variable interest entity do not have legal recourse to our general credit.

In other securitization transactions, we transfer asset-backed lending receivables and commercial trade receivables into bank-sponsored multiseller commercial paper conduits. These conduits provide a funding source to us (and to other transferors into the conduit) as they fund the purchase of the receivables through the issuance of commercial paper. Total assets and liabilities outstanding in these bank-sponsored conduits approximated $950 million and $287 million, respectively, as of June 30, 2009. Total assets and liabilities outstanding in these bank-sponsored conduits approximated $2.1 billion and $781 million, respectively, as of December 31, 2008. Although we have a variable interest in these conduits, we may prepay all or any portion of the loans at our discretion at any time.

•

Preferred Blocker Inc. — In connection with the fourth quarter 2008 private debt exchange, we transferred GMAC Preferred Membership Interests to Preferred Blocker Inc. (Blocker), a newly formed taxable C-corporation. As a result of GMAC’s June 30, 2009, conversion from a limited liability company into a corporation, these membership interests have converted into preferred stock of GMAC (the Blocker Preferred). Blocker was established for the sole purpose of investing in the Blocker Preferred and financing them through the issuance of Blocker Preferred Stock to third-party investors in connection with the December 2008 private debt exchange. Blocker will generally not engage in any business activities, hold any assets, or incur any liabilities other than in connection with the issuance and maintenance of preferred stock. In connection to the arrangement, we hold 5,000,000 shares of Blocker Common Stock with a par value of $0.01. Additionally, we are bound by a Keep-Well Agreement with Blocker in which we are required to make payment to Blocker in the event that Blocker’s expenses, primarily its income tax expense, are greater than the dividend spread between the Blocker Preferred (11.86% dividend rate per annum) and the Blocker Preferred Stock (7% dividend rate per annum). Refer to Note 26 to the Consolidated Financial Statements in our 2008 Annual Report on Form 10-K for additional information regarding the Keep-Well Agreement. Due to the spread in rates, Blocker’s tax rate would have to exceed 41.0% before we would be required to make payment under the Keep-Well Agreement. Since this rate is in excess of common corporate taxable rates, the potential for loss under this agreement is considered remote, unless corporate tax rates increase. Although we hold these variable interests in Blocker, we are not considered to be the primary beneficiary as we do not retain the majority of the expected losses or returns. Blocker is a wholly owned nonconsolidated subsidiary of GMAC.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

17.	Segment Information

Financial results for our reportable segments are summarized below.

	Global Automotive Finance operations (a)		Mortgage operations (c) (d)	Insurance operations	Corporate and Other (d) (e)	Consolidated
Three months ended June 30, ($ in millions)	North American operations	International operations (b)
2009
Net financing revenue (loss)	$356	$232	$83	$—	$(376)	$295
Other revenue (loss)	263	160	(634)	936	6	731

Total net revenue (loss)	619	392	(551)	936	(370)	1,026
Provision for loan losses	15	56	916	—	174	1,161
Noninterest expense	302	292	577	1,412	72	2,655

Income (loss) before income tax expense (benefit)	302	44	(2,044)	(476)	(616)	(2,790)
Income tax expense (benefit)	924	149	(208)	39	209	1,113

Net loss	$(622)	$(105)	$(1,836)	$(515)	$(825)	$(3,903)

Total assets	$105,430	$25,670	$53,602	$11,588	$(15,042)	$181,248

2008
Net financing (loss) revenue	$(244)	$423	$146	$—	$70	$395
Other revenue (loss)	165	200	(731)	1,245	41	920

Total net (loss) revenue	(79)	623	(585)	1,245	111	1,315
Provision for loan losses	249	48	463	—	11	771
Noninterest expense	542	414	713	1,052	132	2,853

(Loss) income before income tax (benefit) expense	(870)	161	(1,761)	193	(32)	(2,309)
Income tax (benefit) expense	(16)	24	129	58	(22)	173

Net (loss) income	$(854)	$137	$(1,890)	$135	$(10)	$(2,482)

Total assets	$129,312	$39,213	$64,771	$12,924	$(18,528)	$227,692

(a)	North American operations consist of automotive financing in the United States, Canada, and Puerto Rico. International operations consist of automotive financing and full-service leasing in all other countries.
(b)	Amounts include intrasegment eliminations between North American operations and International operations.
(c)	Represents the ResCap legal entity and the mortgage activities of Ally Bank and ResMor Trust.
(d)	Refer to Note 1 for a description of changes to historical financial data for Mortgage operations and Corporate and Other reportable segment.
(e)	Represents our Commercial Finance Group, certain equity investments, other corporate activities, and reclassifications and eliminations between the reportable operating segments.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Global Automotive Finance operations (a)		Mortgage operations (c) (d)	Insurance operations	Corporate and Other (d) (e)	Consolidated
Six months ended June 30, ($ in millions)	North American operations	International operations (b)

2009
Net financing revenue (loss)	$854	$446	$141	$—	$(669)	$772
Other revenue (loss)	532	247	(566)	1,850	390	2,453

Total net revenue (loss)	1,386	693	(425)	1,850	(279)	3,225
Provision for loan losses	150	110	1,566	—	178	2,004
Other noninterest expense	689	579	1,191	2,267	83	4,809

Income (loss) before income tax expense (benefit)	547	4	(3,182)	(417)	(540)	(3,588)
Income tax expense (benefit)	910	143	(326)	48	215	990

Net loss	$(363)	$(139)	$(2,856)	$(465)	$(755)	$(4,578)

Total assets	$105,430	$25,670	$53,602	$11,588	$(15,042)	$181,248

2008
Net financing revenue	$197	$738	$173	$—	$127	$1,235
Other revenue (loss)	481	362	(780)	2,492	(66)	2,489

Total net revenue (loss)	678	1,100	(607)	2,492	61	3,724
Provision for loan losses	366	103	762	—	13	1,244
Other noninterest expense	1,022	700	1,297	2,132	208	5,359

(Loss) income before income tax (benefit) expense	(710)	297	(2,666)	360	(160)	(2,879)
Income tax (benefit) expense	(10)	56	83	93	(30)	192

Net (loss) income	$(700)	$241	$(2,749)	$267	$(130)	$(3,071)

Total assets	$129,312	$39,213	$64,771	$12,924	$(18,528)	$227,692

(a)	North American operations consist of automotive financing in the United States, Canada, and Puerto Rico. International operations consist of automotive financing and full-service leasing in all other countries.
(b)	Amounts include intrasegment eliminations between North American operations and International operations.
(c)	Represents the ResCap legal entity and the mortgage activities of Ally Bank and ResMor Trust.
(d)	Refer to Note 1 for a description of changes to historical financial data for Mortgage operations and Corporate and Other reportable segment.
(e)	Represents our Commercial Finance Group, certain equity investments, other corporate activities, and reclassifications and eliminations between the reportable operating segments.

18.	Subsequent Events

We evaluated subsequent events through August 7, 2009, (the date the Condensed Consolidated Financial Statements were filed with the SEC).

Declaration of Quarterly Dividend Payments

On July 13, 2009, our Board of Directors declared quarterly dividend payments on each of our Fixed Rate Cumulative Perpetual Preferred Stock, Series D-1 (Series D-1 Preferred); Fixed Rate Cumulative Perpetual Preferred Stock, Series D-2 (Series D-2 Preferred); Fixed Rate Perpetual Preferred Stock, Series E (Series E Preferred); and Fixed Rate Cumulative Mandatorily Convertible Preferred Stock, Series F (Series F Preferred). Dividend payments declared on the senior preferred stock issued to the U.S. Department of the Treasury under the Troubled Asset Relief Program totaled $271 million. This consisted of a cash dividend of $20 per share, or a total of $100 million, on the Series D-1 Preferred; a cash dividend of $22.50 per share, or a total of $6 million, on the Series D-2 Preferred; and a cash dividend of $1.05 per share, or a total of $165 million, on the Series F Preferred. The dividend payment declared to Preferred Blocker Inc. (Preferred Blocker), a wholly owned nonconsolidated subsidiary of GMAC, on the Series E Preferred was $30.31 per share, or a total of $78 million. Preferred Blocker was established in connection with the settlement of our private exchange and cash tender offers, which were completed in December 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Selected Financial Data

The selected historical financial information set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, our Condensed Consolidated Financial Statements, and the Notes to Condensed Consolidated Financial Statements. The historical financial information presented may not be indicative of our future performance.

	Three months ended June 30,				Six months ended June 30,
($ in millions)	2009	2008			2009	2008
Financial statement data
Total financing revenue and other interest income	$3,639	$5,381			$7,450	$10,796
Interest expense	2,088	2,869			4,269	6,048
Depreciation expense on operating lease assets	1,256	1,401			2,409	2,797
Impairment on investment in operating leases	—	716			—	716

Net financing revenue	295	395			772	1,235
Total other revenue	731	920			2,453	2,489

Total net revenue	1,026	1,315			3,225	3,724
Provision for loan losses	1,161	771			2,004	1,244
Total noninterest expense	2,655	2,853			4,809	5,359

Loss before income tax expense	(2,790)	(2,309)			(3,588)	(2,879)
Income tax expense (a)	1,113	173			990	192

Net loss	$(3,903)	$(2,482)			$(4,578)	$(3,071)
Total assets	$181,248	$227,692			$181,248	$227,692
Total debt	$105,175	$173,489			$105,175	$173,489
Total equity	$26,046	$12,316			$26,046	$12,316
Financial ratios (b)
Return on assets	(8.61)%	(4.36)%			(5.05)%	(2.70)%
Return on equity	(59.94)%	(80.61)%			(35.15)%	(49.87)%
Equity to assets ratio	14.37%	5.41%			14.37%	5.41%
Regulatory capital ratios
Tier 1 capital	13.64%	n/a	(c	)	13.64%	n/a	(c	)
Total risk-based capital	15.08%	n/a	(c	)	15.08%	n/a	(c	)
Tier 1 leverage	14.07%	n/a	(c	)	14.07%	n/a	(c	)
Tier 1 common	6.12%	n/a	(c	)	6.12%	n/a	(c	)

(a)	Effective June 30, 2009, GMAC converted into a corporation and, as a result, will be subject to corporate U.S. federal, state, and local taxes beginning in the third quarter of 2009. Refer to Note 13 to the Condensed Consolidated Financial Statements for additional information regarding our change in tax status.
(b)	Ratios computed based on total assets and total equity as of June 30, 2009 and 2008.
(c)	Not applicable (n/a) as of June 30, 2008, as GMAC did not become a bank holding company until December 24, 2008.

Overview

GMAC is a leading, independent, globally diversified, financial services firm with approximately $181 billion of assets at June 30, 2009. Founded in 1919 as a wholly owned subsidiary of General Motors Corporation, GMAC was established to provide dealers with the automotive financing necessary to acquire and maintain vehicle inventories and to provide retail customers the means by which to finance vehicle purchases through GM dealers. On November 30, 2006, General Motors Corporation sold a 51% interest in us (the Sale Transactions) to FIM Holdings LLC (FIM Holdings), an investment consortium led by Cerberus FIM Investors, LLC, the sole managing member. On December 24, 2008, the Board of Governors of the Federal Reserve System (the Board of Governors) approved our application to become a bank holding company under the Bank Holding Company Act of 1956, as amended (the BHC Act). In connection with this approval, General Motors Corporation and FIM Holdings were required to significantly reduce their voting equity ownership interests in GMAC. These reductions in ownership occurred in 2009. For further discussion of developments with General Motors Corporation refer to the General Motors Emergence from Bankruptcy Protection section in Note 1 and Note 14 to the Condensed Consolidated Financial Statements.

We currently operate in the following primary lines of business — Global Automotive Finance, Mortgage, Insurance, and Corporate and Other. The following table summarizes the operating results of each line of business for the three months and six months ended June 30, 2009 and 2008. Operating results for each of the lines of business are more fully described in the MD&A sections that follow.

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2009	2008	Favorable/ (unfavorable) % change	2009	2008	Favorable/ (unfavorable) % change
Total net revenue (loss)
Global Automotive Finance	$1,011	$544	86	$2,079	$1,778	17
Mortgage	(551)	(585)	6	(425)	(607)	30
Insurance	936	1,245	(25)	1,850	2,492	(26)
Corporate and Other	(370)	111	n/m	(279)	61	n/m

Total	$1,026	$1,315	(22)	$3,225	$3,724	(13)

Income (loss) before income tax expense (benefit)
Global Automotive Finance	$346	$(709)	149	$551	$(413)	n/m
Mortgage	(2,044)	(1,761)	(16)	(3,182)	(2,666)	(19)
Insurance	(476)	193	n/m	(417)	360	n/m
Corporate and Other	(616)	(32)	n/m	(540)	(160)	n/m

Total	$(2,790)	$(2,309)	(21)	$(3,588)	$(2,879)	(25)

Net (loss) income
Global Automotive Finance	$(727)	$(717)	(1)	$(502)	$(459)	(9)
Mortgage	(1,836)	(1,890)	3	(2,856)	(2,749)	(4)
Insurance	(515)	135	n/m	(465)	267	n/m
Corporate and Other	(825)	(10)	n/m	(755)	(130)	n/m

Total	$(3,903)	$(2,482)	(57)	$(4,578)	$(3,071)	(49)

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

International Automotive Finance operations announced plans to cease retail and wholesale originations in Australia and New Zealand and retail originations in several European markets. We further implemented more conservative pricing policies throughout most remaining international markets to more closely align lending activity with the funding available in the current capital markets. As a result of these actions, automotive financing volume was significantly lower in the three months and six months ended June 30, 2009, compared to the same periods in 2008.

On April 30, 2009, we entered into an agreement with Chrysler LLC (Chrysler) to provide automotive financing products and services to Chrysler dealers and customers. We are the preferred provider of new wholesale financing for Chrysler dealer inventory in the United States, Canada, and Mexico, along with other international markets upon the mutual agreement of the parties. The four-year agreement provides for incentivized retail financing with limited exclusivity and certain protections designed to minimize our risk of loss. We have put in place new interim dealer funding and are in the process of conducting credit assessments of each Chrysler dealer.

All decisions to establish credit lines or to provide other products and services with a dealer will be at our sole discretion. We have also agreed to work with Chrysler to develop other dedicated or customized services as the parties may agree from time to time.

•

Our Mortgage operations engage in the origination, purchase, servicing, sale, and securitization of consumer (i.e., residential) mortgage loans and mortgage-related products. Mortgage operations include the Residential Capital, LLC (ResCap) legal entity, the mortgage operations of Ally Bank, and the Canadian mortgage operations of ResMor Trust. In response to market conditions, our Mortgage operations have substantially eliminated production of loans that do not conform to the underwriting guidelines of Fannie Mae, Freddie Mac, and Ginnie Mae. Mortgage operations have further curtailed activities related to both their business capital group (which provides financing and equity capital to residential land developers and homebuilders) and their international business group (which has substantially all its operations outside of the United States) except for insured mortgages in Canada. Certain agreements are in place between ResCap and GMAC that restrict ResCap’s ability to declare dividends or prepay subordinated indebtedness owed to GMAC that may inhibit GMAC’s ability to return funds for dividend and debt payments.

•

Our Insurance operations offer vehicle service contracts and underwrite personal automobile insurance coverages (ranging from preferred to nonstandard risks) and selected commercial insurance coverages in the United States, Canada, and internationally. We are a leading provider of vehicle service contracts with mechanical breakdown and maintenance coverages. Our vehicle service contracts offer vehicle owners and lessees mechanical repair protection and roadside assistance for new and used vehicles beyond the manufacturer’s new vehicle warranty. We underwrite and market nonstandard, standard, and preferred-risk physical damage and liability insurance coverages for passenger automobiles, motorcycles, recreational vehicles, and commercial automobiles through independent agency, direct response, and internet channels. We also provide commercial insurance primarily covering dealers’ wholesale vehicle inventory. Additionally, we market private-label insurance through a long-term agency relationship with Homesite Insurance, a national provider of home insurance products.

•	Corporate and Other operations consist of our Commercial Finance Group, certain equity investments, corporate activities, and reclassifications and eliminations between the reportable segments.

Consolidated Results of Operations

The following table summarizes our consolidated operating results for the periods shown.

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2009	2008	Favorable/ (unfavorable) % change	2009	2008	Favorable/ (unfavorable) % change
Revenue
Total financing revenue and other interest income	$3,639	$5,381	(32)	$7,450	$10,796	(31)
Interest expense	2,088	2,869	27	4,269	6,048	29
Depreciation expense on operating lease assets	1,256	1,401	10	2,409	2,797	14
Impairment of investment in operating leases	—	716	100	—	716	100

Net financing revenue	295	395	(25)	772	1,235	(37)
Other revenue
Net servicing income	159	280	(43)	207	1,161	(82)
Insurance premiums and service revenue earned	818	1,123	(27)	1,682	2,232	(25)
Loss on mortgage and automotive loans, net	(362)	(1,099)	67	(66)	(1,698)	96
Gain on extinguishment of debt	14	616	(98)	657	1,104	(40)
Other gain (loss) on investments	98	(49)	n/m	81	(444)	118
Other income, net of losses	4	49	(92)	(108)	134	(181)

Total other revenue	731	920	(21)	2,453	2,489	(1)
Total net revenue	1,026	1,315	(22)	3,225	3,724	(13)
Provision for loan losses	1,161	771	(51)	2,004	1,244	(61)
Noninterest expense
Insurance losses and loss adjustment expenses	481	714	33	1,034	1,344	23
Impairment of goodwill	607	—	n/m	607	—	n/m
Other operating expenses	1,567	2,139	27	3,168	4,015	21

Total noninterest expense	2,655	2,853	7	4,809	5,359	10
Loss before income tax expense	(2,790)	(2,309)	(21)	(3,588)	(2,879)	(25)
Income tax expense	1,113	173	n/m	990	192	n/m

Net loss	$(3,903)	$(2,482)	(57)	$(4,578)	$(3,071)	(49)

n/m = not meaningful

We reported a net loss of $3.9 billion for the three months ended June 30, 2009, compared to a net loss of $2.5 billion for the three months ended June 30, 2008, and a net loss of $4.6 billion for the six months ended June 30, 2009, compared to a net loss of $3.1 billion for the same period in 2008. Results during the three months and six months ended June 30, 2009, were attributable to continued adverse conditions in the mortgage business and significant declines in new vehicle financing and operating lease originations due to the economic recession and declining GM vehicle sales volume. In addition, results were unfavorably impacted by increased income tax expense of $1.2 billion related to the conversion of GMAC from a limited liability company into a corporation, weak credit performance within our Mortgage operations, and a $607 million impairment on the goodwill of one of our Insurance operations reporting units. These adverse impacts were partially offset by improved margins on asset sales, an improved used vehicle market, reduced valuation adjustments, and lower operating expenses.

Total financing revenue and other interest income decreased by 32% and 31% in the three months and six months ended June 30, 2009, respectively, compared to the same periods in 2008, primarily due to lower asset levels at our Global Automotive Finance operations and Mortgage operations as a result of lower asset origination levels. Consumer and operating lease revenue (along with the related depreciation expense) at our Global Automotive Finance operations decreased as a result of declining originations due to the continued credit market dislocation, the overall economic conditions, low consumer confidence, and our strategic decisions in late 2008 to curtail leasing in certain markets. In addition, our International Automotive Finance operations experienced lower commercial asset levels due to operations winding down in several countries and unfavorable foreign currency translation adjustments. Declines in asset levels at our Mortgage operations resulted from asset sales and continued portfolio runoff. Total financing revenue was also unfavorably impacted at our Mortgage operations due to lower yields as a result of higher delinquencies and an increase in nonaccrual loans.

Interest expense decreased $781 million and $1.8 billion in the three months and six months ended June 30, 2009, respectively, compared to the same periods in 2008. Interest expense at our Global Automotive Finance operations decreased $791 million and $1.4 billion for the three months and six months ended June 30, 2009, respectively, primarily as a result of reductions in the average balance of interest bearing liabilities, lower interest rates, favorable net derivative activity on unsecured debt, foreign currency impacts, and a shift in the funding mix to lower yielding instruments. The $408 million and $991 million decreases during the three months and six months ended June 30, 2009, respectively, at our Mortgage operations were primarily due to a lower average cost of funds due to declining interest rates in variable rate facilities and extinguishments of ResCap debt. The decreases in interest expense during the three months and six months ended June 30, 2009, respectively, were offset by $345 million and $589 million increases at our Corporate and Other operations segment primarily due to the amortization of the original issue discount associated with our December 2008 bond exchange and higher facility fees.

No impairment of investment in operating leases was recognized in 2009. During the three months and six months ended June 30, 2008, a $716 million impairment on vehicle operating lease assets was recognized by our North American Automotive Finance operations due to a sharp decline in demand and used vehicle sale prices for sport-utility vehicles and trucks in the United States and Canada, which affected our remarketing proceeds for these vehicles.

Net servicing income decreased 43% and 82% in the three months and six months ended June 30, 2009, respectively, compared to the same periods in 2008. The decrease in the three-month period was driven by a decline in servicing fees attributable to fewer loans serviced as a result of portfolio runoff and the sale of certain servicing assets during the second half of 2008 and unfavorable hedge performance. The six-month period ended June 30, 2009 experienced favorable mortgage servicing valuations reflected by a marginal increase in market interest rates partially offset by decreased cash flow assumptions and increased prepayment assumptions. However, the hedge performance was less favorable for the first six months of 2009 compared to the same period in 2008 primarily due to changes in the spreads between our servicing assets and the derivative instruments used to manage the interest rate risk associated with those assets. Our ability to fully hedge interest rate risk was restricted in the latter half of 2008 and, during the six months ended June 30, 2009, by the limited availability of willing counterparties to enter into forward agreements and liquidity constraints hindering our ability to enter into option derivative positions.

Insurance premiums and service revenue earned decreased $305 million and $550 million in the three months and six months ended June 30, 2009, respectively, compared to the same periods in 2008. Insurance premiums and service revenue earned decreased by $125 million and $245 million in the periods due to the sale of our U.S. reinsurance managing general agency in November 2008 and decreased by $42 million and $46 million due to the sale of a personal auto division in April 2009. Additionally, we were adversely affected by decreases in U.S. personal auto policies in force and lower volume in dealership-related products due to a competitive environment and declines in vehicle sales. Our international operations also experienced decreases due to foreign currency movements.

The net loss on mortgage and automotive loans was $362 million and $66 million for the three months and six months ended June 30, 2009, respectively, compared to a net loss of $1.1 billion and $1.7 billion for the three months and six months ended June 30, 2008, respectively. The improvements in the 2009 periods were primarily due to significant unfavorable valuation adjustments recorded in 2008 on our mortgage loans held-for-sale and commitments, primarily in the United Kingdom and continental Europe, as well as on our mortgage loans held-for-sale in our purchased distressed asset portfolio. Additionally, the three months and six months ended June 30, 2009, were negatively impacted by valuation losses in our mortgage loans held-for-sale portfolio, most specifically as a result of our commitment to sell our Spanish platform in July 2009, and realized losses from asset sales in the United Kingdom. The losses in 2009 for both periods were partially offset by more favorable margins in the domestic mortgage market as a result of our focus on originating more government-sponsored mortgage loans.

Gain on extinguishment of debt totaled $14 million and $657 million for the three months and six months ended June 30, 2009, respectively, compared to $616 million and $1.1 billion for the three months and six months ended June 30, 2008, respectively. The decrease during the three months and six months ended June 30, 2009, is primarily due to gains on extinguishment of debt recognized by our Mortgage operations on private debt tender and exchange offerings and open market repurchase transactions completed during 2008, which did not recur in 2009. This was partially offset during the six-month period ended June 30, 2009, by a $634 million gain on the extinguishment of certain GMAC debt as part of privately negotiated transactions.

Other gain on investments was $98 million and $81 million for the three months and six months ended June 30, 2009, respectively, compared to losses of $49 million and $444 million for the three months and six months ended June 30, 2008, respectively. The comparative increases were primarily related to significant declines in the fair value of residual interests during the three months and six months ended June 30, 2008. The valuation adjustments included declines in the fair value of residual interests as a result of increased credit losses, rating agency downgrades, declines in the value of underlying collateral, market illiquidity, and changes in discount rate assumptions. This favorability was partially offset by impairments on certain equity investments within our Mortgage operations and other-than-temporary impairments of $1 million and $47 million recognized during the three months and six months ended June 30, 2009, respectively, on certain investment securities due to continued unfavorable market conditions.

Other income, net of losses, decreased $45 million for the three months ended June 30, 2009, and decreased $242 million for the six months ended June 30, 2009, compared to the same periods in 2008. The six-month period ended June 30, 2009, was adversely impacted by unfavorable net derivative activity, unfavorable foreign currency adjustments, and decreases in full-service leasing fees. Partially offsetting these negative factors was lower impairment charges on the assets of our resort finance business during the six months ended June 30, 2009, compared to the same period in 2008.

The provision for loan losses increased 51% and 61% during the three months and six months ended June 30, 2009, respectively, compared to the same periods in 2008. The increases during the periods were due to higher provisions on consumer mortgage loans as a result of increased delinquencies and higher severity assumptions. In 2009, additional specific reserves were recorded against a number of distressed loans within our real-estate lending portfolio as a result of the continued decline in the homebuilding industry. Our Global Automotive Finance operations experienced a decrease of 76% and 45% for the three months and six months ended June 30, 2009, respectively, primarily due to a decrease in the provision for retail balloon contracts as a result of portfolio runoff and a strengthening used vehicle market in the United States.

Insurance losses and loss adjustment expenses totaled $481 million and $1.0 billion for the three months and six months ended June 30, 2009, respectively, compared to $714 million and $1.3 billion for the three months and six months ended June 30, 2008, respectively. The decreases were primarily driven by the sale of our U.S. reinsurance agency and a personal auto division, lower loss experience in our U.S. vehicle service contract and personal insurance businesses as a result of lower volumes and weather related losses, and unfavorable foreign currency movements within our Insurance international operations.

The $607 million impairment of goodwill during the three months and six months ended June 30, 2009, was the result of a charge taken by our Insurance operations. Refer to the Insurance operations section of MD&A and Note 8 to the Consolidated Financial Statements for additional information.

Other operating expenses decreased 27% and 21% for the three months and six months ended June 30, 2009, respectively, compared to the same periods in 2008. Expenses decreased in the periods primarily due to decreased compensation and benefits expense of $150 million and $344 million, favorability related to gains on operating lease disposals of $203 million and $273 million, decreased insurance commissions of $56 million and $107 million, reduced professional service costs of $68 million and $71 million, reduced restructuring costs of $46 million and $77 million, and decreased automotive remarketing and repossession expenses of $35 million and $61 million. These favorable impacts were partially offset by higher mortgage representation and warranty expenses of $151 million and $306 million compared to the same periods in 2008.

Our consolidated tax expense was $1.1 billion and $990 million for the three months and six months ended June 30, 2009, respectively, compared to $173 million and $192 million for the same periods in 2008. The increase in tax expense is primarily due to the conversion of GMAC from a limited liability company into a corporation effective June 30, 2009. As a result of the conversion, we will be subject to corporate U.S. federal, state, and local taxes beginning in the third quarter of 2009. Due to our change in tax status, as of June 30, 2009, a net deferred tax liability of $1.2 billion was established through income tax expense. Refer to Note 13 to the Condensed Consolidated Financial Statements for additional information regarding our change in tax status.

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

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2009	2008	Favorable/ (unfavorable) % change	2009	2008	Favorable/ (unfavorable) % change
Revenue
Consumer	$847	$1,128	(25)	$1,733	$2,267	(24)
Commercial	365	430	(15)	730	871	(16)
Loans held-for-sale	67	127	(47)	122	283	(57)
Operating leases	1,631	2,135	(24)	3,355	4,238	(21)
Interest and dividend income	262	594	(56)	621	1,084	(43)

Total financing revenue and other interest income	3,172	4,414	(28)	6,561	8,743	(25)
Interest expense	1,328	2,119	37	2,853	4,296	34
Depreciation expense on operating leases	1,256	1,400	10	2,408	2,796	14
Impairment of investment in operating leases	—	716	100	—	716	100

Net financing revenue	588	179	n/m	1,300	935	39
Other revenue
Servicing fees	58	73	(21)	125	152	(18)
Gain (loss) on automotive loans, net	44	(37)	n/m	149	111	34
Other gain (loss) on investments	87	33	164	113	(54)	n/m
Other income	234	296	(21)	392	634	(38)

Total other revenue	423	365	16	779	843	(8)
Total net revenue	1,011	544	86	2,079	1,778	17
Provision for loan losses	71	297	76	260	469	45
Noninterest expense	594	956	38	1,268	1,722	26

Income (loss) before income tax expense	346	(709)	149	551	(413)	n/m
Income tax expense	1,073	8	n/m	1,053	46	n/m

Net loss	$(727)	$(717)	(1)	$(502)	$(459)	(9)

Total assets	$131,100	$168,525	(22)

n/m = not meaningful

Our Global Automotive Finance operations experienced net losses of $727 million and $502 million for the three months and six months ended June 30, 2009, respectively, compared to net losses of $717 million and $459 million for the three months and six months ended June 30, 2008, respectively. Results were primarily impacted by GMAC’s conversion to a corporation for federal income tax purposes effective June 30, 2009, which increased our Global Automotive Finance operations’ income tax expense by $1.1 billion for both periods. Additionally, we experienced decreases in financing revenue due to significant declines in new vehicle financing and operating lease originations resulting from the economic recession and the dislocation in the capital and credit markets. Partially offsetting the negative factors during the three months and six months ended June 30, 2009, were decreases in interest expense, a lower provision for loan losses, and favorable remarketing results as a result of the strengthening of the used automobile market.

Total financing revenue and other interest income decreased 28% and 25% for the three months and six months ended June 30, 2009, respectively, compared to the same periods in 2008. Operating lease revenue (along with the related depreciation expense) decreased in both periods because new lease originations significantly declined. Lease originations decreased significantly in comparison with 2008 levels due to the continued credit market dislocation and our strategic decisions in late 2008 to curtail leasing in certain markets and increased pricing due to the significant decline in used vehicle prices. In addition to operating lease revenue, consumer and commercial revenue also decreased during the periods. Consumer revenue (combined with interest income on consumer loans held-for-sale) decreased 27% during both periods primarily due to lower consumer asset levels as a result of decreased originations due to the general economic recession and declining GM vehicle sales volume. Additionally, unfavorable foreign currency translation adjustments negatively affected consumer revenue. The decline in consumer asset levels (including loans held-for-sale) was $12.6 billion, or 25%, as a result of lower industry sales. The $67 million and $122 million of income on consumer loans held-for-sale for the three months and six months ended June 30, 2009, respectively, related to interest on loans that are expected to be sold in whole-loan and securitization transactions over the next twelve months. Commercial revenue decreased 15% and 16%, compared to the three months and six months ended June 30, 2008, respectively. Our International Automotive Finance operations experienced lower commercial asset levels due to operations winding down in several countries and unfavorable foreign currency movements partially offset by certain locations experiencing higher average yields. Interest and dividend income decreased 56% and 43% for the three months and six months ended June 30, 2009, primarily due to lower interest rates, less intercompany income resulting from a decrease in the average intercompany receivable balance, and a decrease in the average earning assets balance within our International Automotive Finance operations.

Interest expense decreased 37% and 34% for the three months and six months ended June 30, 2009, respectively, compared to the same periods in 2008. The decreases were driven by reductions in the average balance of interest bearing liabilities, lower interest rates, favorable net derivative activity on unsecured debt, favorable foreign currency adjustments, and shifts in the funding mix from higher coupon unsecured debt to more secured funding during the second half of 2008.

During the three months and six months ended June 30, 2008, a $716 million impairment on vehicle operating lease assets was recognized by our North American Automotive Finance operations due to a sharp decline in demand and used vehicle sale prices for sport-utility vehicles and trucks in the United States and Canada, which affected our remarketing proceeds for these vehicles. No such impairment was recognized in 2009.

Servicing fees decreased 21% and 18% for the three months and six months ended June 30, 2009, respectively, compared to the same periods in 2008. The decreases in servicing fees during both periods related to declines in consumer asset levels and correlate with declines in industry sales.

Net gain on automotive loans was $44 million and $149 million for the three months and six months ended June 30, 2009, respectively, compared to a net loss of $37 million and a net gain of $111 million for the same periods in 2008. The increases for both periods were primarily the result of unfavorable valuation adjustments taken during 2008 related to the loans held-for-sale portfolio of our North American Automotive Finance operations.

Other gain on investments was $87 million and $113 million for the three months and six months ended June 30, 2009, respectively, compared to $33 million and a loss of $54 million during the same periods in 2008. The favorable variance during the six months ended June 30, 2009, was primarily related to lower realized losses on investment securities sales as a result of other than temporary impairments taken in the later half of 2008.

Other income was $234 million and $392 million for the three months and six months ended June 30, 2009, respectively, compared to $296 million and $634 million for the same periods in 2008. Other income for the three months and six months ended June 30, 2009, decreased due to unfavorable mark-to-market adjustments on derivatives. Additionally, other income for the six-month period ended June 30, 2009, decreased due to unfavorable foreign currency adjustments and decreases in full-service leasing fees.

The provision for loan losses decreased 76% and 45% for the three months and six months ended June 30, 2009, respectively, compared to the three months and six months ended June 30, 2008. The decrease during both periods was due to a decrease in the provision for retail balloon contracts primarily as a result of portfolio runoff and a strengthening used vehicle market. The used vehicle market experienced decreased supply, which in turn has alleviated pressure on residual values in the related portfolios. The three months ended June 30, 2009, also experienced a release of commercial reserves compared to an increase in the reserve balance during the same period in 2008. The change was primarily due to a decrease in related receivables because of declining dealer inventories and our decision to exit funding relationships with certain high-risk dealers. Results for the six-month period were partially offset by an increase in the retail provision primarily due to increased loss activity on our nonprime automotive financing receivables.

Other noninterest expense decreased 38% and 26% for the three months and six months ended June 30, 2009, respectively, compared to the same periods in 2008. The decreases were primarily related to favorable remarketing results, lower compensation and benefits expenses due to reduction of headcount resulting from restructuring efforts, and lower full-service leasing costs. This favorability was partially offset in both periods by higher losses on operating lease disposals within our International Automotive Finance operations.

Our Global Automotive Finance operations experienced income tax expense of $1.1 billion for both the three months and six months ended June 30, 2009, compared to income tax expense of $8 million and $46 million for the three months and six months ended June 30, 2008, respectively. The increase in tax expense is primarily due to the conversion of GMAC from a limited liability company into a corporation effective June 30, 2009. Due to our change in tax status, as of June 30, 2009, a net deferred tax liability of $1.1 billion was established through income tax expense. Refer to Note 13 to the Condensed Consolidated Financial Statements for additional information regarding our change in tax status.

Automotive Financing Volume

The following tables summarize our new and used vehicle consumer and wholesale financing volume and our share of GM consumer and wholesale volume.

	GMAC consumer automotive financing volume		% Share of GM retail sales
Three months ended June 30, (units in thousands)	2009	2008	2009	2008
Consumer financing
GM new vehicles
North America
Retail contracts	124	180	28	26
Leases	—	118	—	17

Total North America	124	298	28	43
International (retail contracts and leases)	85	149	15	25

Total GM new units financed	209	447	21	35

Used units financed	35	147
Non-GM new units financed
Chrysler new units financed	8	3
Other non-GM units financed	9	33

Total non-GM new units financed	17	36

Total consumer automotive financing volume	261	630

	GMAC consumer automotive financing volume		% Share of GM retail sales
Six months ended June 30, (units in thousands)	2009	2008	2009	2008
Consumer financing
GM new vehicles
North America
Retail contracts	190	362	23	26
Leases	—	255	—	19

Total North America	190	617	23	45
International (retail contracts and leases)	173	299	17	24

Total GM new units financed	363	916	19	36

Used units financed	62	280
Non-GM new units financed
Chrysler new units financed	9	5
Other non-GM units financed	14	55

Total non-GM new units financed	23	60

Total consumer automotive financing volume	448	1,256

Our consumer automotive financing volume and penetration levels are significantly influenced by the nature, timing, and extent of GM’s use of rate, residual, and other financing incentives for marketing purposes on consumer retail automotive contracts and leases. Financing volume for our Global Automotive Finance operations was lower in 2009 compared to 2008 due to historically low industry sales resulting from the general economic recession as well as the mix of GM incentive programs. GM penetration levels were lower in 2009 compared to 2008 due to decreased retail originations within our International operations resulting from the wind-down of operations in several countries, higher pricing, and tighter underwriting standards in an effort to align our originations to levels consistent with reduced funding sources as a result of the disruption in the capital markets. Additionally, lease originations decreased due to the continued credit market dislocation and the increased lease pricing initiated in late 2008. These adverse conditions were partially offset following an investment we received from the U.S. Treasury’s Troubled Asset Relief Program (TARP) on December 29, 2008. The TARP investment provided the opportunity to expand consumer and dealer financing during 2009.

	GMAC wholesale volume		% Share of GM retail sales
Three months ended June 30, (units in thousands)	2009	2008	2009	2008
Wholesale financing
GM new vehicles
North America	308	637	80	77
International	672	789	87	84

Total GM units financed	980	1,426	84	81

Non-GM units financed
Chrysler new units financed	18	2
Other non-GM units financed	28	54

Total non-GM units financed	46	56

Total wholesale volume	1,026	1,482

	GMAC wholesale volume		% Share of GM retail sales
Six months ended June 30, (units in thousands)	2009	2008	2009	2008
Wholesale financing
GM new vehicles
North America	555	1,288	75	76
International	1,227	1,555	85	84

Total GM units financed	1,782	2,843	82	81
Non-GM units financed
Chrysler new units financed	19	4
Other non-GM units financed	60	100

Total non-GM units financed	79	104

Total wholesale volume	1,861	2,947

Our wholesale automotive financing continued to be the primary funding source for GM-dealer inventories. Wholesale financing volume decreased during 2009 compared to 2008, primarily because of lower GM production levels resulting from decreased industry sales. Penetration levels increased for the three months ended June 30, 2009, compared to the same periods in 2008. The increase within our North American Automotive Finance operations was primarily due to the limited availability of alternative dealer funding sources. Additionally, our International operations experienced a slight increase in penetration levels during the second quarter of 2009 primarily due to the wind-down of operations in several countries. Penetration levels remained relatively flat for the six months ended June 30, 2009.

Allowance for Loan Losses

The following tables summarize activity related to the allowance for loan losses for our Global Automotive Finance operations.

	Three months ended June 30,
	2009			2008
($ in millions)	Consumer	Commercial	Total	Consumer	Commercial	Total
Balance at April 1,	$1,297	$229	$1,526	$1,276	$64	$1,340
Provision for loan losses (a)	91	(20)	71	286	11	297
Charge-offs
Domestic	(223)	(12)	(235)	(292)	(4)	(296)
Foreign	(73)	(3)	(76)	(60)	—	(60)

Total charge-offs	(296)	(15)	(311)	(352)	(4)	(356)

Recoveries
Domestic	43	1	44	41	1	42
Foreign	15	—	15	20	2	22

Total recoveries	58	1	59	61	3	64

Net charge-offs	(238)	(14)	(252)	(291)	(1)	(292)
Other	24	24	48	8	—	8

Balance at June 30,	$1,174	$219	$1,393	$1,279	$74	$1,353

Allowance coverage (b)	3.46%	0.88%	2.37%	2.80%	0.23%	1.74%

(a)	Provision for loan losses include amounts related to balloon finance contracts of $(87) million and $109 million for the three months ended June 30, 2009 and 2008, respectively, which primarily represent residual loss exposure.
(b)	Represents the related allowance for loan losses as a percentage of total on-balance sheet automotive finance receivables and loans excluding loans held-for-sale.

	Six months ended June 30,
	2009			2008
($ in millions)	Consumer	Commercial	Total	Consumer	Commercial	Total
Balance at January 1,	$1,394	$223	$1,617	$1,309	$61	$1,370
Provision for loan losses (a)	243	17	260	454	15	469
Charge-offs
Domestic	(458)	(21)	(479)	(507)	(6)	(513)
Foreign	(132)	(3)	(135)	(115)	—	(115)

Total charge-offs	(590)	(24)	(614)	(622)	(6)	(628)

Recoveries
Domestic	86	2	88	86	—	86
Foreign	29	—	29	35	2	37

Total recoveries	115	2	117	121	2	123

Net charge-offs	(475)	(22)	(497)	(501)	(4)	(505)
Other	12	1	13	17	2	19

Balance at June 30,	$1,174	$219	$1,393	$1,279	$74	$1,353

Allowance coverage (b)	3.46%	0.88%	2.37%	2.80%	0.23%	1.74%

(a)	Provision for loan losses includes amounts related to balloon finance contracts of $(141) million and $155 million for the six months ended June 30, 2009 and 2008, respectively, which primarily represent residual loss exposure.
(b)	Represents the related allowance for loan losses as a percentage of total on-balance sheet automotive finance receivables and loans excluding loans held-for-sale.

The following table summarizes the allocation of the allowance for loan losses by product type for our Global Automotive Finance operations.

	June 30, 2009			June 30, 2008
($ in millions)	Allowance for loan losses	Allowance as a % of the total asset class (a)	Allowance as a % of the total allowance	Allowance for loan losses	Allowance as a % of the total asset class (a)	Allowance as a % of the total allowance
Consumer
Domestic
Retail automotive loans	$663	1.95	47.61	$837	1.83	61.86
Retail balloon contracts	187	0.55	13.39	121	0.26	8.94
Foreign	324	0.96	23.25	321	0.71	23.73

Total consumer	$1,174	3.46	84.25	$1,279	2.80	94.53

Commercial
Domestic
Wholesale loans	$102	0.41	7.31	$34	0.11	2.51
Automotive leases	6	0.03	0.45	5	0.01	0.37
Automotive term loans	50	0.20	3.62	2	0.01	0.14
Foreign	61	0.24	4.37	33	0.10	2.45

Total commercial	$219	0.88	15.75	$74	0.23	5.47

Allowance for loan losses	$1,393	2.37	100.00	$1,353	1.74	100.00

(a)	Represents the related allowance for loan losses as a percentage of total on-balance sheet automotive finance receivables and loans excluding loans held-for-sale.

The allowance for consumer loan losses at June 30, 2009, decreased compared to June 30, 2008, primarily due to a shrinking asset base. During the third quarter of 2008, the allowance related to retail balloon contracts increased as a result of the decrease in used vehicle prices and losses sustained when the vehicles were sold at auction. During 2009, the reserves have decreased as a result of portfolio runoff and the strengthening of the used vehicle market; although the allowance is still higher when compared to levels at June 30, 2008. Additionally, the allowance for loan losses as a percentage of the total on-balance sheet consumer portfolio increased in comparison with 2008 levels. Rising unemployment and adverse market trends are driving retail delinquency higher and consequently frequency of loss.

The allowance for commercial loan losses increased at June 30, 2009, compared to June 30, 2008, primarily due to economic pressures placed on dealers as a result of declining sales volume, declining financial position, and a challenging credit environment.

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

The following tables summarize pertinent loss experience in the consumer managed and on-balance sheet automotive retail contract portfolios. The managed portfolio represents finance receivables and loans, net of unearned income, and loans held-for-sale on the balance sheet and finance receivables and loans that have been securitized and sold, excluding securitized finance receivables and loans that we continue to service but in which we retain no interest or risk of loss. We believe that the disclosure of the credit experience of the managed portfolio presents a more complete presentation of our risk of loss in the underlying assets (typically in the form of a subordinated retained interest). Consistent with the presentation on our Condensed Consolidated Balance Sheet, retail contracts presented in the tables below represent the principal balance of the finance receivables discounted for any unearned interest income and rate support received from GM.

	Average retail contracts		Loss experience, net of recoveries (a) (b)		Annualized net % rate
Three months ended June 30, ($ in millions)	2009	2008	2009	2008	2009	2008
Managed
North America	$35,467	$48,876	$230	$205	2.60	1.68
International	13,867	19,677	45	36	1.31	0.72

Total managed	$49,334	$68,553	$275	$241	2.23	1.40

On-balance sheet
North America	$24,790	$34,233	$161	$162	2.60	1.89
International	13,867	19,677	45	36	1.31	0.72

Total on-balance sheet	$38,657	$53,910	$206	$198	2.13	1.47

(a)	Loss experience includes charge-offs (which is a component of the allowance for loan losses) on our on-balance sheet held-for-investment loan portfolio, valuation adjustments (which are included in gain (loss) on automotive loans) on our loan held-for-sale portfolio, and losses (which are included in noninterest expense) on securitized finance receivables.
(b)	Excludes amounts related to the lump-sum payments on balloon finance contracts. The amounts totaled $44 million and $102 million for the periods ended June 30, 2009 and 2008, respectively.

	Average retail contracts		Loss experience, net of recoveries (a) (b)		Annualized net % rate
Six months ended June 30, ($ in millions)	2009	2008	2009	2008	2009	2008
Managed
North America	$36,285	$49,341	$500	$401	2.76	1.63
International	14,118	19,308	84	70	1.19	0.73

Total managed	$50,403	$68,649	$584	$471	2.32	1.37

On-balance sheet
North America	$24,981	$34,863	$351	$319	2.81	1.83
International	14,118	19,308	84	70	1.19	0.73

Total on-balance sheet	$39,099	$54,171	$435	$389	2.23	1.44

(a)	Loss experience includes charge-offs (which is a component of the allowance for loan losses) on our on-balance sheet held-for-investment loan portfolio, valuation adjustments (which are included in gain (loss) on automotive loans) on our loan held-for-sale portfolio, and losses (which are included in noninterest expense) on securitized finance receivables.
(b)	Excludes amounts related to the lump-sum payments on balloon finance contracts. The amounts totaled $70 million and $144 million for the periods ended June 30, 2009 and 2008, respectively.

Loss experience in both the North American and International managed portfolios increased during the three months and six months ended June 30, 2009, compared to the same periods in 2008. In North America, frequency of loss increased compared to prior year levels mainly due to overall weaker economic conditions partially offset by a reduction in severity of losses due to improvement in values of used vehicle prices in comparison with the same period in 2008. Increased charge-offs in the International portfolio primarily reflect weakness in Brazil and Spain.

The following table summarizes pertinent delinquency experience in the consumer automotive retail contract portfolio.

	% of retail contracts more than 30 days past due (a)
	Managed		On-balance sheet
June 30,	2009	2008	2009	2008
North America	3.74	2.31	3.85	2.47
International	3.00	2.53	3.00	2.53

Total	3.44	2.39	3.42	2.50

(a)	Past due contracts are calculated on the basis of the average number of contracts delinquent during the month of June and exclude accounts in bankruptcy.

Delinquency rates increased in all portfolios as of June 30, 2009, compared to June 30, 2008. We attribute much of the increase to weaker economic conditions, particularly in North America, Spain, and Latin American, and a smaller asset base, particularly in North America and Latin America. As a result of the increased delinquencies, we expanded resources dedicated to servicing and collection efforts.

In addition to the preceding loss and delinquency data, the following tables summarize bankruptcy information for the U.S. consumer automotive retail contract portfolio (which represented approximately 49% and 47% of our total global on-balance sheet consumer automotive retail contract portfolio as of June 30, 2009 and 2008, respectively) and repossession information for the Global Automotive Finance operations consumer automotive retail contract portfolio.

	Managed		On-balance sheet
Three months ended June 30,	2009	2008	2009	2008
United States
Average retail contracts in bankruptcy (in units) (a)	44,957	49,642	33,648	43,030
Bankruptcies as a percentage of average number of contracts outstanding	2.30%	1.94%	2.78%	2.56%

North America
Retail contract repossessions (in units)	20,831	17,938	14,986	13,322
Annualized repossessions as a percentage of average number of contracts outstanding	3.42%	2.34%	3.64%	2.54%
International
Retail contract repossessions (in units)	3,545	3,037	3,545	3,037
Annualized repossessions as a percentage of average number of contracts outstanding	0.91%	0.72%	0.91%	0.72%

(a)	Includes those accounts where the customer has filed for bankruptcy and is not yet discharged, the customer was discharged from bankruptcy but did not reaffirm their loan with GMAC, and other special situations where the customer is protected by applicable law with respect to GMAC’s normal collection policies and procedures.

	Managed		On-balance sheet
Six months ended June 30,	2009	2008	2009	2008
United States
Average retail contracts in bankruptcy (in units) (a)	45,948	50,536	34,948	44,732
Bankruptcies as a percentage of average number of contracts outstanding	2.29%	1.94%	2.83%	2.57%

North America
Retail contract repossessions (in units)	43,383	39,218	30,792	29,734
Annualized repossessions as a percentage of average number of contracts outstanding	3.53%	2.54%	3.72%	2.79%
International
Retail contract repossessions (in units)	7,075	5,831	7,075	5,831
Annualized repossessions as a percentage of average number of contracts outstanding	0.88%	0.69%	0.88%	0.69%

(a)	Includes those accounts where the customer has filed for bankruptcy and is not yet discharged, the customer was discharged from bankruptcy but did not reaffirm their loan with GMAC, and other special situations where the customer is protected by applicable law with respect to GMAC’s normal collection policies and procedures.

The number of bankruptcies as a percentage of the average number of U.S. retail contracts outstanding increased due to more consumers experiencing hardships during the economic recession. The number of average retail contracts in bankruptcy has declined consistent with the declines in the size of the U.S. retail portfolio.

Consistent with the increase in delinquency trends, our North America and International operations experienced increased repossessions for the six months ended June 30, 2009, compared to the same period in 2008. The increase was primarily attributable to the impact of weak economic conditions on our consumer contracts.

Commercial Credit

The credit risk of our commercial portfolio is tied to overall economic conditions in the countries in which we operate and the particular circumstances of individual borrowers.

At June 30, 2009, the commercial receivables that had been securitized and accounted for as off-balance sheet transactions primarily represented wholesale lines of credit extended to automotive dealerships, which historically have experienced low charge-offs, and some dealer term loans. As a result, the following table presents only the on-balance sheet commercial portfolio credit experience.

	Total loans		Impaired loans (a)
($ in millions)	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
Wholesale	$21,041	$24,129	$757	$1,312
Impaired wholesale loans as a percentage of total wholesale loans			3.60%	5.44%
Other commercial financing	3,907	3,986	262	248
Impaired other commercial financing loans as a percentage of total other commercial financing loans			6.71%	6.22%

Total on-balance sheet	$24,948	$28,115	$1,019	$1,560
Impaired loans as a percentage of total loans			4.08%	5.55%

(a)	Includes loans where it is probable that we will be unable to collect all amounts due according to the terms of the loan.

Impaired loans decreased as of June 30, 2009, compared to December 31, 2008, primarily due to overall lower dealer inventory levels. Additionally, our asset base is smaller compared to 2008. These receivables are generally secured by vehicles, real estate, other forms of collateral, and certain GM repurchase obligations, which help mitigate losses on these loans in the event of default.

On May 21, 2009, GMAC entered into a Master Transaction Agreement (MTA) with Chrysler, U.S. Dealer Automotive Receivables Transition LLC, a wholly owned subsidiary of GMAC, and the U.S. Department of the Treasury. The MTA covers reimbursement of certain qualifying losses that may be incurred in connection with certain wholesale loans during a transition period that allows time for GMAC to evaluate the creditworthiness of each Chrysler dealer. To be eligible for reimbursement of qualifying losses under the MTA, a loan must have been, among other things, funded by GMAC or its subsidiaries during the period commencing on May 21, 2009, and ending on November 21, 2009. In addition, in order to be eligible, a loan must be made to a dealer that was formerly financed by Chrysler Financial Services Americas LLC. Following the sale of Chrysler to Fiat S.p.A. on June 10, 2009, loans funded to dealers for which there is a valid and enforceable repurchase agreement with Chrysler will no longer be eligible for reimbursement of qualifying losses subject to certain exceptions.

The maximum amount of reimbursement related to qualifying losses under the MTA is limited to the lesser of (1) $450 million or (2) 90% of the aggregate principal amount of all qualifying dealer loans outstanding as of June 10, 2009. The MTA will terminate on May 21, 2013. As of June 30, 2009, the principal balance of qualifying dealer loans was approximately $694 million. GMAC has not incurred any qualifying losses on qualifying loans as of June 30, 2009.

Mortgage Operations

Results of Operations

The following table summarizes the operating results for our Mortgage operations for the periods shown. Our Mortgage operations include the ResCap LLC legal entity, the mortgage operations of Ally Bank, and the Canadian mortgage operations of ResMor Trust. The amounts presented are before the elimination of balances and transactions with our other reportable segments.

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2009	2008	Favorable/ (unfavorable) % change	2009	2008	Favorable/ (unfavorable) % change
Revenue
Total financing revenue and other interest income	$590	$1,061	(44)	$1,171	$2,194	(47)
Interest expense	507	915	45	1,030	2,021	49

Net financing revenue	83	146	(43)	141	173	(18)
Servicing fees	341	392	(13)	682	784	(13)
Servicing asset valuation and hedge activities, net	(240)	(185)	(30)	(600)	225	n/m

Net servicing income	101	207	(51)	82	1,009	(92)
Loss on mortgage loans, net	(402)	(1,062)	62	(208)	(1,810)	89
Gain on extinguishment of debt	—	616	(100)	5	1,096	(100)
Other income, net of losses	(333)	(492)	32	(445)	(1,075)	59

Total other revenue (expense)	(634)	(731)	13	(566)	(780)	27
Total net revenue (loss)	(551)	(585)	6	(425)	(607)	30
Provision for loan losses	916	463	(98)	1,566	762	(106)
Noninterest expense	577	713	19	1,191	1,297	8

Loss before income tax expense (benefit)	(2,044)	(1,761)	(16)	(3,182)	(2,666)	(19)
Income tax expense (benefit)	(208)	129	n/m	(326)	83	n/m

Net loss	$(1,836)	$(1,890)	3	$(2,856)	$(2,749)	(4)

Total assets	$53,602	$64,771	(17)

n/m = not meaningful

Our Mortgage operations experienced a net loss of $1.8 billion and $2.9 billion for the three months and six months ended June 30, 2009, respectively, compared to a net loss of $1.9 billion and $2.7 billion for the three months and six months ended June 30, 2008, respectively. The 2009 results were adversely affected by conditions in the U.S. housing markets and the foreign mortgage and capital markets in which we operate. These adverse conditions resulted in tight net interest margins, higher provision for loan losses, higher impairment on investment assets, and increased reserves for our representations and warranties, and low value realization on international asset dispositions. As these market conditions persist, these unfavorable impacts on our results of operations may continue.

Net financing revenue was $83 million and $141 million for the three months and six months ended June 30, 2009, respectively, compared to $146 million and $173 million for the same periods in 2008. Total financing revenue decreased significantly for both periods in comparison to 2008 due to a decline in average asset and borrowing levels resulting from asset sales and continued portfolio runoff. Total financing revenue was also negatively impacted in 2009 by lower yields as a result of higher delinquencies and an increase in nonaccrual loans. Interest expense declined due to a lower average cost of funds due to declining interest rates in variable rate facilities and extinguishments of ResCap debt.

Net loan servicing income was $101 million and $82 million for the three months and six months ended June 30, 2009, respectively, compared to $207 million and $1.0 billion for the three months and six months ended June 30, 2008, respectively. The decrease in the three-month period was driven by a decline in servicing fees attributable to fewer loans serviced as a result of portfolio runoff and the sale of certain servicing assets during the second half of 2008 and unfavorable hedge performance. The six-month period ended June 30, 2009, experienced favorable mortgage servicing valuations reflected by a marginal increase in market interest rates partially offset by decreased cash flow assumptions and increased prepayment assumptions. However, the hedge performance was less favorable for the first six months of 2009 compared to the same period in 2008 primarily due to changes in the spreads between our servicing assets and the derivative instruments used to manage the interest rate risk associated with those assets. Our ability to fully hedge interest rate risk was restricted in the latter half of 2008 and during the six months ended June 30, 2009, by the limited availability of willing counterparties to enter into forward agreements and liquidity constraints hindering our ability to enter into option derivative positions.

Loss on mortgage loans, net was $402 million and $208 million for the three months and six months ended June 30, 2009, respectively, compared to losses of $1.1 billion and $1.8 billion for the same periods in 2008, respectively. Results in 2008 were significantly impacted by realized disposition losses and unfavorable valuation adjustments recorded on our mortgage loans held-for-sale and commitments, primarily in the United Kingdom and continental Europe, as well as on our mortgage loans held-for-sale in our purchased distressed asset portfolio. The three months and six months ended June 30, 2009, were negatively impacted by valuation losses on our mortgage loans held-for-sale portfolios, most specifically as a result of our commitment to sell our Spanish platform in July 2009 and realized losses from asset sales in the United Kingdom. The losses in 2009 for both periods were partially offset by more favorable margins in the domestic mortgage market as a result of our focus on originating more government-sponsored mortgage loans.

Gain on extinguishment of debt decreased by $616 million and $1.1 billion during the three months and six months ended June 30, 2009, respectively, compared to the same periods in 2008. The gain on extinguishment recognized in the second quarter of 2008 resulted from the cash repurchase of approximately $1.8 billion of ResCap’s unsecured notes in a private debt tender and exchange offerings. The remaining gains recognized in 2008 were due to ResCap’s notes that were purchased through open market repurchase transactions.

Other income, net of loss, was a loss of $333 million and $445 million for the three months and six months ended June 30, 2009, respectively, compared to losses of $492 million and $1.1 billion for the same periods in 2008. The improvements in the three- and six-month periods were driven by unfavorable valuations recorded during the first six months of 2008 on our retained interests due to increases in discount rate and severity update assumptions. The improvements in both periods were partially offset by decreases in real estate related revenues and impairments on equity investment of $220 million and $222 million for the three months and six months ended June 30, 2009, respectively. During the three months ended June 30, 2009, in conjunction with discussions held with the regulators, we concluded certain equity investments were impermissible activities of a bank holding company and made adjustments to the value of these assets in the second quarter of 2009 due to our inability to hold these investments for an extended period of time.

The provision for loan losses was $916 million and $1.6 billion for the three months and six months ended June 30, 2009, respectively, compared to $463 million and $762 million for the same periods in 2008. The increases for both periods were primarily related to higher provisions on our consumer mortgage loans driven by higher delinquency and loss severity assumptions. In addition, the increases in provision expense in 2009 resulted from additional specific reserves recorded against a number of distressed loans in our real-estate lending portfolio because of the continued decline in the homebuilding industry. These increases were partially offset by a decrease in provision expense resulting from lower mortgage loan and lending receivable balances in 2009 compared to 2008.

Total noninterest expense decreased by $136 million and $106 million during the three months and six months ended June 30, 2009, respectively, compared to the same periods in 2008. The improvement resulted from decreases in compensation and benefits expense due to the realization of restructuring efforts in late 2007 and 2008 and lower overall business activities. The decreases were also attributable to a reduction in professional fees, primarily due to advisory and legal fees related to debt restructuring costs incurred in 2008. These favorable impacts were partially offset by increases in our representation and warranty expense due to higher volumes of repurchase requests as well as higher frequency and severity assumptions on both conforming and nonconforming products.

Income tax benefit was $208 million and $326 million in the three months and six months ended June 30, 2009, respectively, compared to expenses of $129 million and $83 million for the same periods in 2008. The 2009 results were primarily due to losses realized in our domestic C-corporation entities, Ally Bank and CapRe of Vermont, and tax benefits recorded by the GMAC Mortgage Group Parent resulting from the conversion of its parent from tax partnership to corporation effective June 30, 2009. The corporate conversion of GMAC resulted in recording a net deferred tax asset with respect to Mortgage operations of approximately $71 million during the quarter ended June 30, 2009. The tax expenses in both periods of 2008 were mainly driven by the recognition of deferred tax valuation allowances by the foreign operations. In our review of international deferred tax assets during 2008, we concluded that a full valuation allowance should be recorded for most of our international business units since we believed these tax assets would not be realized.

Mortgage Loan Production, Sales, and Servicing

Mortgage loan production was $18.8 billion and $32.2 billion for the three months and six months ended June 30, 2009, respectively, compared to $18.1 billion and $39.0 billion for the same periods in 2008. Mortgage operations domestic loan production increased $1.5 billion, or 9%, for the three months ended June 30, 2009, and decreased $4.1 billion, or 11%, for the six months ended June 30, 2009, compared to the same periods in 2008. Mortgage operations international loan production decreased $724 million, or 69%, for the three months ended June 30, 2009, and $2.7 billion, or 84%, for the six months ended June 30, 2009, compared to the same periods in 2008. For the second consecutive quarter, mortgage loan origination volume in the U.S. market has shown signs of improvement. Our domestic loan production for the three months ended June 30, 2009, was up slightly compared to the same period in 2008 and was driven by higher government production and increased refinancing activity resulting from lower fixed mortgage rates. The decrease in our domestic loan production for the six-month period ended resulted primarily from stricter mortgage underwriting guidelines in response to market conditions and our initiative in the third quarter of 2008 to primarily originate loans supported by government-sponsored programs and other liquid exit channels. Furthermore, we announced the closure of our retail and wholesale channels in September 2008. Our international loan production decreased significantly during both periods because of our decision to cease loan origination activities in all international markets with the exception of certain mortgages in Canada.

The following summarizes mortgage loan production for the periods shown.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2009	2008	2009	2008
Consumer
Principal amount by product type
Prime conforming	$10,507	$12,187	$19,013	$27,624
Prime nonconforming	325	740	343	1,588
Prime second-lien	—	343	—	786
Government	7,648	3,759	12,320	5,736
Nonprime	—	—	—	3

Total U.S. production	$18,480	$17,029	$31,676	$35,737
International	325	1,049	527	3,240

Total	$18,805	$18,078	$32,203	$38,977

Principal amount by origination channel
Retail and direct channels	$2,333	$4,702	$3,864	$9,800
Correspondent and broker channels	16,147	12,327	27,812	25,937

Total U.S. production	$18,480	$17,029	$31,676	$35,737

Number of loans (in units)
Retail and direct channels	11,309	25,669	19,105	53,616
Correspondent and broker channels	75,096	57,473	128,464	119,787

Total U.S. production	86,405	83,142	147,569	173,403

The following table summarizes the primary domestic mortgage loan-servicing portfolio for which we hold the corresponding mortgage servicing rights.

	U.S. mortgage loan servicing portfolio
	June 30, 2009		December 31, 2008
($ in millions)	Number of loans	Dollar amount of loans	Number of loans	Dollar amount of loans
Prime conforming	1,400,746	$213,012	1,481,111	$225,141
Prime nonconforming	207,126	61,463	225,580	67,034
Prime second-lien	504,736	21,703	557,197	24,260
Government	185,592	29,162	138,802	20,323
Nonprime	252,655	28,512	258,026	28,275

Total U.S. primary servicing portfolio (a)	2,550,855	$353,852	2,660,716	$365,033

(a)	Excludes loans for which we acted as a subservicer. Subserviced loans totaled 131,172 with an unpaid principal balance of $29.4 billion at June 30, 2009, and 149,750 with an unpaid balance of $33.1 billion at December 31, 2008.

Our international servicing portfolio consisted of $27.5 billion and $28.8 billion of mortgage loans as of June 30, 2009, and December 31, 2008, respectively.

Mortgage loans held-for-sale were as follows.

($ in millions)	June 30, 2009	December 31, 2008
Prime conforming	$2,989	$254
Prime nonconforming	970	1,202
Prime second-lien	1	4
Government	3,224	1,215
Nonprime	649	574

Total unpaid principal balance (a)	7,833	3,249
Net (discounts) premiums	(308)	(10)
Lower of cost or fair value adjustment	(671)	(610)

Total, net (a)	$6,854	$2,629

(a)	Includes $950 million and $472 million at June 30, 2009, and December 31, 2008, respectively, of loans held by securitization trusts that we have the option to repurchase per EITF No. 02-9 Accounting for Changes That Result in a Transferor Regaining Control of Financial Assets Sold (EITF 02-9).

The net carrying values for mortgage loans held-for-sale by loan type were as follows.

($ in millions)	June 30, 2009	December 31, 2008
Prime conforming	$2,967	$253
Prime nonconforming	384	857
Prime second-lien	—	4
Government	3,237	1,228
Nonprime	266	287

Total, net	$6,854	$2,629

Consumer mortgage loans held-for-investment were as follows.

($ in millions)	June 30, 2009	December 31, 2008
Prime conforming	$832	$884
Prime nonconforming	14,063	14,624
Prime second-lien	5,713	5,982
Government	85	171
Nonprime	10,063	11,542

Total unpaid principal balance (a)	30,756	33,203
Net (discounts) premiums	(494)	(486)
SFAS 159 fair value adjustment	(6,294)	(6,829)
Allowance for loan losses	(1,133)	(1,142)

Total, net	$22,835	$24,746

(a)	Includes $1.5 billion and $1.1 billion at June 30, 2009, and December 31, 2008, respectively, of loans held by securitization trusts that we have the option to repurchase per EITF 02-9.

The net carrying values for consumer mortgage loans held-for-investment by loan type were as follows.

($ in millions)	June 30, 2009	December 31, 2008
Prime conforming	$713	$800
Prime nonconforming	13,089	13,847
Prime second-lien	4,599	4,743
Government	71	147
Nonprime	4,363	5,209

Total, net	$22,835	$24,746

Allowance for Loan Losses

The following tables summarize the activity related to the allowance for loan losses for our Mortgage operations.

	Three months ended June 30,
	2009				2008
($ in millions)	Consumer		Commercial	Total	Consumer		Commercial	Total
Balance at April 1,	$1,462		$587	$2,049	$485		$404	$889
Provision for loan losses	685		231	916	342		120	462
Charge-offs
Domestic	(612)		(291)	(903)	(146)		(41)	(187)
Foreign	(476)		—	(476)	(58)		(1)	(59)

Total charge-offs	(1,088)		(291)	(1,379)	(204)		(42)	(246)

Recoveries
Domestic	16		1	17	13		1	14
Foreign	—		—	—	—		—	—

Total recoveries	16		1	17	13		1	14

Net charge-offs	(1,072)		(290)	(1,362)	(191)		(41)	(232)
Other	58		8	66	2		—	2

Balance at June 30,	$1,133		$536	$1,669	$638		$483	$1,121

Allowance as a percentage of total (a)	5.08	% (b)	15.71%	6.49%	2.26	% (c)	7.93%	3.26%

(a)	Represents the related allowance for loan losses as a percentage of total on-balance sheet consumer mortgage loans or commercial-lending receivables.
(b)	As of June 30, 2009, $7.9 billion of the unpaid principal balance includes loans held at fair value for $1.6 billion under SFAS 159 with no related allowance for loan losses. These loans have been excluded from the calculation.
(c)	As of June 30, 2008, $9.7 billion of the unpaid principal balance includes loans held at fair value for $2.7 billion under SFAS 159 with no related allowance for loan loss. These loans have been excluded from the calculation.

	Six months ended June 30,
	2009				2008
($ in millions)	Consumer		Commercial	Total	Consumer		Commercial	Total
Balance at January 1,	$1,142		$599	$1,741	$832		$484	$1,316
Provision for loan losses	1,190		376	1,566	624		138	762
Charge-offs
Domestic	(782)		(447)	(1,229)	(293)		(140)	(433)
Foreign	(483)		(1)	(484)	(65)		(1)	(66)

Total charge-offs	(1,265)		(448)	(1,713)	(358)		(141)	(499)

Recoveries
Domestic	24		2	26	21		2	23
Foreign	—		—	—	—		—	—

Total recoveries	24		2	26	21		2	23

Net charge-offs	(1,241)		(446)	(1,687)	(337)		(139)	(476)
Reduction of allowance due to fair value option election (a)	—		—	—	(489)		—	(489)
Other	42		7	49	8		—	8

Balance at June 30,	$1,133		$536	$1,669	$638		$483	$1,121

Allowance as a percentage of total (b)	5.08	% (c)	15.71%	6.49%	2.26	% (d)	7.93%	3.26%

(a)	Represents the reduction of allowance as a result of fair value option election made under SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. Refer to Note 15 to the Condensed Consolidated Financial Statements for additional information.
(b)	Represents the related allowance for loan losses as a percentage of total on-balance sheet consumer mortgage loans or commercial-lending receivables.
(c)	As of June 30, 2009, $7.9 billion of the unpaid principal balance includes loans held at fair value for $1.6 billion under SFAS 159 with no related allowance for loan losses. These loans have been excluded from the calculation.
(d)	As of June 30, 2008, $9.7 billion of the unpaid principal balance includes loans held at fair value for $2.7 billion under SFAS 159 with no related allowance for loan loss. These loans have been excluded from the calculation.

As a direct result of increased delinquencies and higher severity and frequency assumptions, we increased our consumer allowance coverage from 2.26% as of June 30, 2008, to 5.08% as of June 30, 2009. These allowance coverage percentages are based upon the allowance for loan losses related to consumer mortgage loans held-for-investment excluding those loans held at fair value, as a percentage of the unpaid principal balance, net of premiums and discounts. We have reduced our consumer mortgage loans held-for-investment portfolio primarily through a focus on originating more government-sponsored mortgage loans, tighter credit standards, and asset sales. The deterioration of the domestic and international housing markets has continued into the three-month period ending June 30, 2009. Our international operations loans held-for-investment unpaid principal balance and related allowance balance has also been reduced through asset sales in the United Kingdom and continental Europe and through our commitment to sell our Spanish loan platform as of June 30, 2009. The majority of these transferred and sold assets were nonperforming nonprime and nonconforming loans with a high allowance coverage.

We increased our commercial allowance coverage from 7.93% as of June 30, 2008, to 15.71% as of June 30, 2009. The significant increase was primarily driven by specific provisions recognized against a number of distressed loans in our construction-lending portfolio due to continued deteriorating market conditions.

The following table summarizes the allowance for loan losses by type.

	June 30, 2009			June 30, 2008
($ in millions)	Allowance for loan losses	Allowance as a % of total asset class (a)	Allowance as a % of total allowance	Allowance for loan losses	Allowance as a % of total asset class (a)	Allowance as a % of total allowance
Consumer
Domestic
Prime conforming	$42	0.19	2.52	$13	0.05	1.16
Prime nonconforming	544	2.44	32.59	172	0.61	15.34
Prime second-lien	279	1.25	16.72	121	0.43	10.80
Government	3	0.01	0.18	2	0.01	0.18
Nonprime	128	0.57	7.67	184	0.65	16.41
Foreign	137	0.62	8.21	146	0.51	13.02

Total consumer	$1,133	5.08 (b)	67.89	$638	2.26 (c)	56.91

Commercial
Domestic
Warehouse	$10	0.29	0.60	$21	0.35	1.87
Construction	438	12.84	26.24	399	6.55	35.59
Commercial business	23	0.67	1.38	19	0.31	1.70
Other	—	—	—	3	0.05	0.27
Foreign	65	1.91	3.89	41	0.67	3.66

Total commercial	$536	15.71	32.11	$483	7.93	43.09

Total allowance for loan losses	$1,669	6.49	100.00	$1,121	3.26	100.00

(a)	Represents the related allowance for loan losses as a percentage of total on-balance sheet consumer mortgage loans or commercial-lending receivables.
(b)	As of June 30, 2009, $7.9 billion of the unpaid principal balance includes loans held at fair value for $1.6 billion under SFAS 159 with no related allowance for loan loss. These loans have been excluded from the calculation.
(c)	As of June 30, 2008, $9.7 billion of the unpaid principal balance includes loans held at fair value for $2.7 billion under SFAS 159 with no related allowance for loan loss. The loans held at fair value have been excluded from the calculation.

Our net charge-offs of consumer mortgage loans held-for-investment totaled $1.1 billion and $1.2 billion for the three months and six months ended June 30, 2009, respectively, compared to $191 million and $337 million for the same periods in 2008. Continuing home price depreciation, rising unemployment, and other market factors have resulted in increased short sales and foreclosures driving higher frequency and severity of loss. Additionally, during the second quarter of 2009, we changed our policy to charge off first-lien mortgage loans to no later than 180 days past due, resulting in the recognition of $318 million in incremental charge-offs during the quarter. Refer to Note 5 to the Condensed Consolidated Financial Statements for additional information related to our policy change. For the six-month period ended June 30, 2009, annualized net charge-offs represented 8.1% of the total consumer mortgage loans held-for-investment unpaid principal balance, compared to 1.8% for the same period in 2008.

Our net charge-offs of commercial-lending receivables totaled $290 million and $446 million for the three months and six months ended June 30, 2009, respectively, compared to $41 million and $139 million for the same periods in 2008. For the six-month period ended June 30, 2009, annualized net charge-offs of commercial-lending receivables represented 26.1% of the total commercial-lending receivables unpaid principal balance, compared to 4.6% for the same period in 2008.

The following table summarizes the net charge-off information by type.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2009	2008	2009	2008
Consumer
Prime conforming	$(32)	$(6)	$(36)	$(10)
Prime nonconforming	(485)	(60)	(516)	(74)
Prime second-lien	(124)	(32)	(208)	(48)
Government	(6)	—	(9)	—
Nonprime	(425)	(93)	(472)	(205)
Commercial
Warehouse	1	(3)	(8)	(18)
Construction	(214)	(38)	(361)	(121)
Commercial business	(77)	—	(77)	—

Total net charge-offs	$(1,362)	$(232)	$(1,687)	$(476)

Nonperforming Assets

The following table summarizes the nonperforming assets in our on-balance sheet held-for-sale and held-for-investment residential mortgage loan portfolios for each of the periods presented. Nonperforming assets are nonaccrual loans, foreclosed assets, and restructured loans. Consumer mortgage loans and commercial-lending receivables are generally placed on nonaccrual status when they are 60 days and 90 days past due, respectively, or when the timely collection of the principal of the loan, in whole or in part, is doubtful. Management’s classification of a loan as nonaccrual does not necessarily suggest that the principal of the loan is uncollectible in whole or in part. In certain cases, borrowers make payments to bring their loans contractually current; in all cases, mortgage loans are collateralized by residential real estate. As a result, our experience has been that any amount of ultimate loss for mortgage loans other than second-lien loans is substantially less than the unpaid balance of the nonperforming loans.

($ in millions)	June 30, 2009	December 31, 2008	June 30, 2008
Nonaccrual loans
Consumer (a)
Prime conforming	$186	$152	$114
Prime nonconforming	2,139	1,842	1,583
Prime second-lien	475	452	219
Government	64	66	57
Nonprime	2,787	3,239	3,334
Commercial
Warehouse	60	75	160
Construction (b)	948	1,273	823
Commercial real estate	—	—	10
Commercial business	39	—	—

Total nonaccrual assets	6,698	7,099	6,300
Restructured loans	1,112	107	80
Foreclosed assets	443	703	971

Total nonperforming assets	$8,253	$7,909	$7,351

Total nonperforming assets as a percentage of total Mortgage operations assets	15.4%	16.6%	11.3%

(a)	Includes loans that were purchased distressed and already in nonaccrual status of $265 million as of June 30, 2009; $296 million as of December 31, 2008; and $126 million as of June 30, 2008, respectively. In addition, includes nonaccrual restructured loans that are not included in restructured loans of $830 million as of June 30, 2009; $218 million as of December 31, 2008; and $26 million as of June 30, 2008.
(b)	Includes nonaccrual restructured loans that are not included in restructured loans of $25 million as of June 30, 2009; $26 million as of December 31, 2008; and $76 million as of June 30, 2008.

Delinquency and nonaccrual levels related to consumer mortgage loans held-for-investment increased throughout the six months ended June 30, 2009. Consumer mortgage loans held-for-investment past due 60 days or more increased to 18.9% of the total unpaid principal balance as of June 30, 2009, compared to 18.4% at December 31, 2008, and 14.6% at June 30, 2008.

Nonaccrual loans increased to 24.7% of the consumer mortgage loans held-for-investment portfolio as of June 30, 2009, compared to 23.2% and 17.5% as of December 31, 2008, and June 30, 2008, respectively. The increase primarily reflects higher delinquencies and loss severities within the Ally Bank loan portfolio.

Nonaccrual commercial-lending receivables were 36.4% of the commercial-lending receivables portfolio as of June 30, 2009, compared to 42.4% and 17.7% as of December 31, 2008, and June 30, 2008, respectively. The elevated level of nonaccrual loans was primarily related to distressed first lien construction loans in our commercial real estate portfolio as a result of the continued decline in the homebuilding industry.

During the period, we completed temporary and permanent loan modifications. The majority of these modifications adjust the borrower terms of loans in off-balance sheet securitization trusts, for which we retained the mortgage servicing rights. The remaining loans exist primarily in our on-balance sheet securitization trusts. If the modification was deemed temporary, our modified loans remained nonaccrual loans and retained their past due delinquency status even if the borrower has met the modified terms. If the modification was deemed permanent, the loan is returned to current status if the borrower complies with the new loan terms. As of June 30, 2009, permanent modifications of on-balance sheet consumer mortgage loans held-for-investment not recorded at fair value under SFAS 159 includes approximately $553 million of unpaid principal balance.

The following table summarizes the delinquency information for our consumer mortgage loans held-for-investment portfolio.

	June 30, 2009		December 31, 2008		June 30, 2008
($ in millions)	Amount	% of total	Amount	% of total	Amount	% of total
Current	$23,708	77	$25,728	78	$31,727	83
Past due
30 to 59 days	1,230	4	1,375	4	1,155	3
60 to 89 days	667	2	838	3	730	2
90 days or more	1,943	6	2,363	7	2,077	5
Foreclosures pending	2,421	8	2,116	6	2,090	5
Bankruptcies	787	3	783	2	707	2

Total unpaid principal balance	30,756	100	33,203	100	38,486	100
Net (discounts) premiums	(494)		(486)		(499)
SFAS 159 fair value adjustment	(6,294)		(6,829)		(7,025)
Allowance for loan losses	(1,133)		(1,142)		(638)

Total	$22,835		$24,746		$30,324

During the six months ended June 30, 2009, we have primarily focused our origination efforts on prime conforming and government mortgages in the United States and high-quality-insured mortgages in Canada, which reduces our overall exposure to products that increase our credit risk. As of June 30, 2009, we continue to hold mortgage loans that have features that expose us to higher levels of credit risk and thereby could result in a concentration of credit risk. These loan products include high loan-to-value mortgage loans, payment option adjustable rate mortgage loans, interest-only mortgage loans, and teaser rate mortgages. Total loan production and combined exposure related to these products recorded in finance receivables and loans and loans held-for-sale are summarized as follows:

	Loan production for the six months ended June 30,
($ in millions)	2009	2008
Interest-only mortgage loans	$272	$2,650
Payment option adjustable rate mortgage loans	—	—
High loan-to-value (greater than 100%) mortgage loans	66	471
Below market initial rate mortgages	—	233

Total	$338	$3,354

	Unpaid principal balance
($ in millions)	June 30, 2009	December 31, 2008
Interest-only mortgage loans	$9,636	$10,459
Payment option adjustable rate mortgage loans	239	307
High loan-to-value (greater than 100%) mortgage loans	2,988	3,833
Below market initial rate mortgages	1,010	801

Total	$13,873	$15,400

Insurance Operations

Results of Operations

The following table summarizes the operating results of our Insurance operations for the periods shown. The amounts presented are before the elimination of balances and transactions with our other operating segments.

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2009	2008	Favorable/ (unfavorable) % change	2009	2008	Favorable/ (unfavorable) % change
Revenue
Insurance premiums and service revenue earned	$806	$1,111	(27)	$1,658	$2,208	(25)
Investment income	100	93	8	121	190	(36)
Other income	30	41	(27)	71	94	(24)

Total insurance premiums and other income	936	1,245	(25)	1,850	2,492	(26)
Expense
Insurance losses and loss adjustment expenses	447	682	34	935	1,308	29
Acquisition and underwriting expense	358	370	3	725	824	12
Impairment of goodwill	607	—	n/m	607	—	n/m

Total expense	1,412	1,052	(34)	2,267	2,132	(6)
(Loss) income before income tax expense	(476)	193	n/m	(417)	360	n/m
Income tax expense	39	58	33	48	93	48

Net (loss) income	$(515)	$135	n/m	$(465)	$267	n/m

Total assets	$11,588	$12,924	(10)

Insurance premiums and service revenue written	$663	$1,067	(38)	$1,385	$2,200	(37)

Combined ratio (a)	96.2%	97.8%		96.1%	95.8%

n/m = not meaningful

(a)	Management uses combined ratio as a primary measure of underwriting profitability with its components measured using accounting principles generally accepted in the United States of America. Underwriting profitability is indicated by a combined ratio under 100% and is calculated as the sum of all incurred losses and expenses (excluding interest and income tax expense) divided by the total of premiums and service revenues earned and other income. For 2009, the sale of certain insurance businesses and our goodwill impairment was excluded.

Our Insurance operations experienced net losses of $515 million and $465 million for the three months and six months ended June 30, 2009, respectively, compared to net income of $135 million and $267 million for the three months and six months ended June 30, 2008, respectively. Net income decreased for the periods primarily due to a $607 million goodwill impairment and unfavorable underwriting results, primarily the result of decreases in premiums earned.

Insurance premiums and service revenue earned totaled $806 million and $1.7 billion for the three months and six months ended June 30, 2009, respectively, compared to $1.1 billion and $2.2 billion for the same periods in 2008. Insurance premiums and service revenue earned decreased by $125 million and $245 million in the periods due to the sale of our U.S. reinsurance managing general agency in November 2008 and decreased by $42 million and $46 million due to the sale of a personal auto division in April 2009. Additionally, U.S. auto policies and dealership-related products were lower in volume due to a competitive environment and declines in vehicle sales. Decreases were also experienced within our international operations due to foreign currency impacts.

The combination of investment and other income decreased 3% and 32% for the three months and six months ended June 30, 2009, respectively, compared to the same periods in 2008. The decline in investment income for the six-month period ended June 30, 2009, resulted from a reduction in the size of the investment portfolio, primarily due to the sale of our U.S. reinsurance business and a personal auto division. The value of the investment portfolio was $4.7 billion and $7.1 billion at June 30, 2009 and 2008, respectively. Additionally, during the six months ended June 30, 2009, other-than-temporary impairments of $45 million were recognized on certain investment securities due to continued unfavorable market conditions.

Insurance losses and loss adjustment expenses totaled $447 million and $935 million for the three months and six months ended June 30, 2009, respectively, compared to $682 million and $1,308 million for the three months and six months ended June 30, 2008, respectively. The decreases were primarily driven by the sale of our U.S. reinsurance agency and a personal auto division, lower loss experience in our U.S. vehicle service contract and personal insurance businesses as a result of lower volumes and weather-related losses, and unfavorable foreign currency movements within our international operations.

Acquisition and underwriting expense decreased 3% and 12% for the three months and six months ended June 30, 2009, respectively, compared to the same periods in 2008. The decreases were primarily due to the sale of our U.S. reinsurance business and a personal auto division and lower volumes of U.S. business.

During the three months and six months ended June 30, 2009, our Insurance operations initiated an evaluation of goodwill for potential impairment in accordance with SFAS 142, Goodwill and Other Intangible Assets. This test was initiated in light of a more-likely-than-not expectation that one of its reporting units or a significant portion of one of its reporting units would be sold. Based on the results of the assessment, it was concluded that the carrying value of one of its reporting units exceeded its fair value resulting in an impairment loss of $607 million during the period. The fair value was determined using an offer provided by a willing purchaser. No such impairment was recognized in the three months and six months ended June 30, 2008.

Income tax expense decreased 33% and 48% for the three months and six months ended June 30, 2009, respectively, compared to the same periods in 2008. The decrease during the six months ended June 30, 2009, was primarily due to lower income before income taxes, which was offset by no tax benefit realized from the $607 million goodwill impairment.

Substantially all of our U.S. Insurance operations have a Financial Strength Rating (FSR) and an Issuer Credit Rating (ICR) from A.M. Best Company. The FSR is intended to be an indicator of the ability of the insurance company to meet its senior most obligations to policyholders. Lower ratings generally result in fewer opportunities to write business as insureds, particularly large commercial insureds, and insurance agencies have guidelines requiring high FSR ratings. On June 11, 2009, A.M. Best downgraded the FSR of our U.S. Insurance companies to B++ (good) and the ICR to BBB.

Corporate and Other Operations

Corporate and Other operations experienced net losses of $825 million and $755 million for the three months and six months ended June 30, 2009, respectively, compared to net losses of $10 million and $130 million for the three months and six months ended June 30, 2008, respectively. The decreases for both periods were primarily due to an increase in interest expense resulting from the amortization of the discount associated with the December 2008 bond exchange, increased income tax expense due to the conversion to a taxable corporation, the elimination of interest and amortization related to intercompany bonds held by Corporate, increased bank facility fees, higher IT project costs, and increased compensation and benefits expense. The decrease was partially offset in both periods by increased corporate overhead allocation reimbursements, increased investment income due to higher yields on intercompany bonds held by Corporate, and decreased equity investment losses. We recognized no equity investment net losses during the three months and six months ended June 30, 2009, compared to net losses of $1 million and $38 million for the same periods in 2008. Additionally, the six-month period ended June 30, 2009, was impacted by a $634 million gain related to privately negotiated transactions that extinguished certain GMAC debt and unfavorable net derivative activity.

During the three months and six months ended June 30, 2009, Corporate forgave intercompany indebtedness resulting in intercompany gains and losses of $817 million and $1.7 billion, respectively. This indebtedness related to ResCap debt held by Corporate as a result of past open market repurchases of ResCap debt. During periods prior to June 30, 2009, gains associated with this forgiveness were reported as a part of our Mortgage operations segment, which required offsetting eliminations to be reported as part of our Corporate and Other operating segment. During the current period, as a result of a change in management’s view of certain corporate intercompany activities, the associated gains and eliminations have both been reported within the Corporate and Other reportable segment. Comparative amounts for 2008 have been reclassified to conform to the current management view.

Corporate and Other operations also include the results of our Commercial Finance Group. Our Commercial Finance Group experienced net losses of $101 million and $199 million for the three months and six months ended June 30, 2009, respectively, compared to a net loss of $10 million for the three months ended June 20, 2008, and break even for the six months ended June 30, 2008. The decrease in net income for both periods was primarily due to increases in specific provision reserves on several resort finance business assets and clients within our European operations. These unfavorable impacts were partially offset during both periods by the income tax benefit due to higher pretax losses and the impact of our conversion to a corporation. Net income for the six months ended June 30, 2009, was also impacted by an $87 million fair value impairment recorded upon the transfer of its resort finance business assets from held-for-sale to held-for-investment during the three months ended March 31, 2009. In addition, during the six months ended June 30, 2009, we experienced lower fee income resulting from lower factored sales volume and lower asset levels.

Liquidity Management, Funding, and Regulatory Capital

Overview

Liquidity management involves forecasting funding requirements driven by asset growth or liability maturities. The goal of liquidity management is to ensure we maintain adequate funds to meet changes in loan and lease demand, debt maturities, and unexpected deposit withdrawals. Our primary funding objective is to ensure we maintain stable and diverse access to liquidity throughout all market cycles, including periods of financial distress. Sources of liquidity include both retail and brokered deposits and both secured and unsecured market-based funding across maturities, interest rate characteristics, currencies, and investor profiles.

Liquidity risk arises from the failure to recognize or address changes in market conditions affecting both asset and liability flows. Liquidity risk management is critical to the viability of financial institutions. Since the summer of 2007, markets have remained challenging and the inability to manage liquidity needs and contingent funding exposures appropriately led to the insolvency and consolidation of several financial institutions.

ALCO, the Asset-Liability Committee, is responsible for monitoring liquidity on an ongoing basis and delegates the planning and execution of liquidity management strategies to Corporate Treasury. We manage liquidity risk at both the business segment level and a consolidated level. Each reporting segment, along with Ally Bank, prepares periodic forecasts depicting anticipated funding needs and sources of funds with oversight and monitoring by Corporate Treasury. Corporate Treasury manages liquidity under baseline projected economic scenarios as well as more severe economic stressed environments. Corporate Treasury, in turn, plans and executes our funding activities.

Funding Strategy

Our liquidity and ongoing profitability are largely dependent upon our timely access to capital and the costs associated with raising funds in different segments of the capital markets.

Historically, our funding strategy has focused on the development of diversified funding sources across a global investor base. These historic funding sources have included the following:

•	Public unsecured debt capital markets

•	Asset-backed securitizations, both public and private

•	Whole-loan sales

•	Domestic and international committed and uncommitted bank lines

•	Brokered certificates of deposits and retail deposits

The financial market disruptions that began in the summer of 2007 continued to impact the economy and financial services industry during 2008 and thus far in 2009. As a result, access by market participants to the debt and consumer loan securitization markets has been significantly constrained. In the second quarter of 2009, nongovernment guaranteed issuances by financial service firms were limited. In response to these market conditions, we continue to be extremely focused on maintaining and enhancing our liquidity. In addition to the traditional funding sources described above, the current market environment requires us to manage our liquidity using the following practices:

•

Ally Bank deposits — Ally Bank has access to funding through Federal Home Loan Bank (FHLB) advances, brokered certificates of deposit, and retail deposits. Ally Bank continues to grow and is becoming a more prominent part of our funding strategy. The deposit base grew from $19.3 billion at December 31, 2008, to $25.4 billion at June 30, 2009. In the second quarter, we received an expanded exemption from the Federal Reserve to allow Ally

Bank to originate a limited amount of GM-related retail and wholesale assets subject to certain conditions. Previously, we were more limited in the GM-related assets that could be originated in Ally Bank due to Section 23A of the Federal Reserve Act. Providing relief on these restrictions has and will continue to enable us to have more funding available for a majority of our automotive finance assets, which provides a sustainable long-term funding channel for the business.

•

Participation in Governmental Funding Programs — The U.S. government and regulatory agencies have established numerous government programs aimed at improving the liquidity position of U.S. financial services firms. We continue to participate in certain of these initiatives:

•

Temporary Liquidity Guarantee Program (TLGP) — In the second quarter of 2009, we received approval to participate in the FDIC’s TLGP for up to $7.4 billion. This program allows us to issue senior unsecured debt guaranteed by the FDIC in return for a fee based on the amount and maturity of the debt. During the second quarter of 2009, we issued $4.5 billion of FDIC-guaranteed unsecured long-term debt. The securities offering included $3.5 billion aggregate principal amount of senior fixed rate notes and $1.0 billion aggregate principal amount of senior floating rate notes, both due in December 2012. Under the program, senior unsecured debt securities of eligible participating entities issued on or after April 1, 2009, and on or before October 31, 2009, will be guaranteed by the FDIC until the earlier of the maturity dates of the securities or December 31, 2012. The FDIC has informed us that any future issuances of debt under the TLGP will require the written approval of the FDIC with the size of any further issuances being determined by the FDIC.

•

Federal Reserve’s Discount Window and Term Auction Facility (TAF) — The Discount Window is the primary credit facility under which the Federal Reserve extends collateralized loans to depository institutions at terms from overnight up to ninety days. The TAF program auctions a pre-announced quantity of collateralized credit starting with a minimum bid for term funds of 28- or 84-day maturity. At June 30, 2009, Ally Bank had pledged automobile loans and lease financings in an amount sufficient to generate total capacity of $3.0 billion of which $2.0 billion was outstanding and $1.0 billion was unused capacity. Use of the proceeds from these Federal Reserve programs is not limited to the financing of automobile assets and is available to Ally Bank for general corporate purposes.

•

Troubled Asset Relief Program (TARP) and other Government Capital Investments — On December 29, 2008, we sold $5.0 billion of GMAC preferred membership interests and warrants, which were immediately exercised, to the U.S. Department of the Treasury as a participant in the Automotive Financing Program created under the TARP.

In addition, we sold $7.5 billion of mandatorily convertible preferred (MCP) membership interests and warrants to the U.S. Department of the Treasury in the second quarter of 2009. The investment included $4 billion of MCP related to GMAC’s agreement with Chrysler LLC to provide automotive financing to Chrysler dealers and customers and $3.5 billion of MCP toward the Supervisory Capital Assessment Program (S-CAP) requirement. The U.S. Treasury immediately exercised the warrants, and we issued an additional $375 million of MCP.

As required by the Board of Governors of the Federal Reserve System’s S-CAP program, by no later than November 9, 2009, GMAC is required to increase the common shareholder equity component of Tier 1 capital by $11.5 billion. By the same date, GMAC must also increase overall Tier 1 capital by $9.1 billion. Depending on the method of capital augmentation used, the increase in common shareholder equity may accomplish the increase in overall Tier 1 capital. The $3.5 billion investment by the U.S. Treasury is new Tier 1 capital for the company toward this program and reduces the level of new capital required to $5.6 billion. Consistent with the S-CAP program requirements, we submitted a Capital Plan to the Federal Reserve Bank of Chicago in June 2009 with respect to the remaining capital required. While the U.S. Treasury has indicated that it may be willing to provide additional new capital, we continue to evaluate other alternatives to meet our capital requirements.

•

Term Asset-backed Securities Loan Facility (TALF) — Earlier this year, the Federal Reserve Board commenced a program designed to support the issuance of asset-backed securities collateralized by various types of assets including automotive consumer and commercial loans. Several issuers of asset-backed securities issued debt under this program in the first and second quarters of 2009. We are continuing to evaluate to what extent we will use this program.

•

Existing secured funding facilities — Secured funding facilities continue to be an important component of our funding strategy, and we have had success renewing many of our key facilities in 2009. However, we are less dependent on these facilities due to the expanded exemption granted to Ally Bank under Section 23A of the Federal Reserve Act and the funding raised in the second quarter from different government programs. Capacity under our $11.4 billion senior secured revolving credit facility declines to $7.9 billion in June 2010 but does not mature until June 2011. In addition, we maintain access to our committed automotive whole-loan forward flow agreements beyond 2009.

The actions above and participation in the above programs have allowed us to maintain sufficient liquidity to meet all maturing unsecured debt obligations as they come due. However, we have significant unsecured debt obligations coming due in the next few years. Our inability to renew the remaining loans and facilities as they mature or to generate loans within Ally Bank and fund them via deposits could have a further negative impact on our liquidity position.

Our wholly owned subsidiary, ResCap, also actively manages its liquidity and capital positions and is continually working on initiatives to address its debt covenant compliance and liquidity needs, including debt maturing in the next twelve months. Throughout 2008 and thus far in 2009, we have taken actions intended to improve liquidity and support the capital structure of ResCap. During the first six months of 2009, ResCap received capital contributions from GMAC of $1.2 billion and recognized a gain on extinguishment of debt of $1.7 billion as a result of completed divestitures to GMAC and through contributions and forgiveness of ResCap’s outstanding notes, which GMAC previously repurchased in the open market at a discount or through our private debt exchange and cash tender offers. We have previously disclosed that if ResCap were to need additional support, we would provide that support to the extent it is in the best interests of our stakeholders. However, there can be no assurances that GMAC or its affiliates will continue such actions in the future.

Cash Flows

Net cash provided by operating activities was $2.3 billion for the six months ended June 30, 2009, compared to $10.3 billion for the same period in 2008. The decrease in net cash used by operating activities resulted primarily from a shift in net cash flows associated with the origination and purchase of certain mortgage and automotive loans held-for-sale and the cash proceeds from the sales of and principal repayments of such loans. During the six months ended June 30, 2009, the net cash outflow from originations and purchases of new mortgage and automotive loans held-for-sale exceeded cash inflows from repayments and sales by $4.2 billion. This was due largely to an increase in mortgage refinancing activity in response to actions taken by the Federal Reserve to cut interest rates during the last six months of 2008. This corresponds to a net cash inflow of $7.6 billion during the six months ended June 30, 2008, during which cash inflows from repayments and sales outpaced cash outflows for new loans due to our hindered ability to originate and sell mortgage loans at previous historical volumes, as a result of disruptions in the U.S. housing market and certain foreign mortgage and capital markets.

Net cash provided by investing activities was $10.2 billion for the six months ended June 30, 2009, compared to cash used of $3.2 billion for the same period in 2008. Considering the impact of sales activity, net cash flows associated with finance receivables and loans increased $12.8 billion during the six months ended June 30, 2009, compared to the same period in 2008. Cash flows related to operating lease activities also increased $7.5 billion during the six months ended June 30, 2009, compared to the same period in 2008. Repayments of existing operating leases exceeded purchases of new leases as a result of a strategic decision late in the third quarter of 2008 to dramatically curtail new lease originations. These increases were partially offset by an increase in cash used to purchase available-for-sale investment securities, net of proceeds from sales and maturities, of $7.3 billion during the six months ended June 30, 2009, compared to the same period in 2008.

Net cash used in financing activities for the six months ended June 30, 2009, totaled $8.9 billion, compared to $10.5 billion for the same period in 2008. The increase was primarily due to an increase in the repayment of long-term debt of approximately $11.6 billion compared to the same period in 2008. Included in repayment of long-term debt during the six months ended June 30, 2009, was approximately $0.5 billion of cash outflows to repurchase certain outstanding debt in a private repurchase transaction. Proceeds from the issuance of long-term debt decreased $5.9 billion during the six months ended June 30, 2009, compared to the same period in 2008, reflecting lower required funding levels associated with declining asset balances. These decreases in cash were partially offset by a $7.5 billion increase in cash associated with the issuance of new preferred equity shares to the U.S. Department of Treasury and $1.2 billion from the issuance of new common equity.

Funding Sources

The following table summarizes debt and other sources of funding by source and the amount outstanding under each category for the periods shown.

	Outstanding
($ in millions)	June 30, 2009	December 31, 2008
Secured financings (a)	$56,840	$73,108
Institutional term debt	24,355	29,994
Retail debt programs	15,877	18,121
Temporary Liquidity Guarantee Program (TLGP)	4,500	—
Bank loans and other	3,009	4,227
Commercial paper	19	146

Total debt (b)	$104,600	$125,596

Bank deposits (c)	23,975	18,311
Off-balance sheet securitizations
Retail finance receivables	9,124	11,887
Wholesale loans	3,107	10,573
Mortgage loans	113,410	125,926

Total off-balance sheet securitizations	$125,641	$148,386

(a)	Includes securitization transactions that are accounted for on-balance sheet as secured financings totaling $39,338 million and $54,876 million at June 30, 2009, and December 31, 2008, respectively.
(b)	Excludes fair value adjustment as described in Note 15 to our Condensed Consolidated Financial Statements.
(c)	Includes consumer and commercial bank deposits and dealer wholesale deposits.

Short-term Debt

We obtain short-term funding from the sale of floating-rate demand notes under our Demand Notes program. The holder has the option to redeem these notes at any time without restriction. Demand Notes outstanding decreased by $0.2 billion from $1.3 billion at December 31, 2008, to $1.1 billion as of June 30, 2009. Our unsecured commercial paper programs also provide short-term funding, as do short-term bank loans. As of June 30, 2009, we had $8.2 billion in short-term debt outstanding, a decline of $2.2 billion from December 31, 2008. Refer to Note 9 to our Condensed Consolidated Financial Statements for additional information about our outstanding short-term debt.

Long-term Debt

Historically, the unsecured debt markets were a key source of long-term financing for us. However, given our current ratings profile and market environment, we have been unable to access the unsecured debt markets. With the exception of our $4.5 billion issuance of unsecured long-term debt in the second quarter of 2009 under the FDIC’s TLGP, during the six months ended June 30, 2009, we did not issue unsecured long-term debt in the capital markets.

The following table presents the scheduled maturity of unsecured long-term debt at June 30, 2009, assuming that no early redemptions occur.

Year ended December 31, ($ in millions)	Global Automotive Finance operations (a)	Mortgage operations (b)	Total
2009	$4,300	$171	$4,471
2010	6,162	1,308	7,470
2011	9,772	208	9,980
2012	9,205	355	9,560
2013	1,356	534	1,890
2014 and thereafter	15,459	219	15,678
Original issued discount (c)	(4,880)	(1)	(4,881)

Total unsecured long-term debt	$41,374	$2,794	$44,168

(a)	Consists of debt we or our subsidiaries incur to finance our Global Automotive Finance operations.
(b)	Excludes Mortgage operations unsecured long-term debt held by GMAC.
(c)	Scheduled amortization of original issue discount is as follows: $635 million in 2009, $1,243 million in 2010, $1,015 million in 2011, $335 million in 2012, $248 million in 2013, and $1,405 million in 2014 and thereafter.

Secured Financings and Off-balance Sheet Securitizations

During the three months ended June 30, 2009, our North American Automotive Finance operations executed approximately $2.8 billion in automotive whole-loan sales and had no off-balance sheet securitizations. In addition, our North American Automotive Finance operations executed approximately $790 million in secured funding during the quarter. Our International Automotive Finance operations funded approximately 37% of its operations through securitizations and other forms of secured funding.

Mortgage operations utilize committed and uncommitted secured facilities to fund inventories of mortgage loans held-for-investment, mortgage loans held-for-sale, lending receivables, mortgage servicing cash flows, and securities. Although unused capacity exists under the secured committed facilities, use of such capacity is conditioned upon certain collateral eligibility requirements, and as a result, access to capacity under these facilities may be limited. The unused capacity on the committed secured facilities can be utilized only upon the pledge of eligible assets that Mortgage operations may not currently have available or the capacity can provide funding for future asset acquisitions. Mortgage operations also utilize off-balance sheet financings. Mortgage operations off-balance sheet financings outstanding were $113 billion as of June 30, 2009, and $126 billion as of December 31, 2008. A significant portion of off-balance sheet financing relates to securitizations issued in off-balance sheet trusts.

As a part of Mortgage operations historical capital markets activity, predominantly in international operations, several of our securitizations have certain servicer obligations contingent on actions by bondholders. These servicer obligations exist in Dutch, German, and Australian securitization structures. Certain of these obligations provide the investors of the trust with the ability to put back these securities to the trust at a specified date in the future at par less losses previously allocated to the bond classes. ResCap, as servicer of the trust, is obligated to advance the funds required to redeem bondholders. ResCap has the option to purchase loans from the trust at their par value, the proceeds of which can then be used to offset the trust’s obligation to repay the servicer. The specific dates that these options can be exercised range from seven to twelve years from the securitization date. The earliest exercise date for these options is the third quarter of 2009.

The total estimated amount of Dutch and German bonds subject to these servicer obligations is approximately $8.4 billion beginning in 2009 through 2019. The estimated obligation considers contractual amortization, prepayments, and defaults among other management assumptions. The portion that is exercisable prior to December 31, 2009 and 2010, is 1.1% of the total and 4.8% of the total, respectively. Approximately 72.7% of the total estimated bonds are eligible for this servicer obligation beginning in 2013 and after.

The total estimated amount of Australian bonds subject to these servicer obligations is approximately $122.5 million all of which are exercisable in 2011.

ResCap currently holds the residual interest (first loss bond) on all of these securitizations. To the extent that the potential bonds are put back to the SPE and the loans are repurchased, ResCap has recognized the estimated future credit losses on the underlying mortgage loans in the fair market value of the retained residuals it currently holds on its balance sheet. To the extent that losses are expected to arise from factors such as liquidity or market risk of the loans that may be purchased pursuant to its servicer obligation (i.e., losses beyond the credit losses already reflected in the residual), we estimate and record this incremental loss when the likelihood of bondholder exercise is foreseeable and the incremental loss can be reasonably estimated. During the six months ended June 30, 2009, our Mortgage operations recorded a $23.1 million incremental loss related to these servicer obligations.

As of June 30, 2009, the liabilities related to these servicer obligations, after considering the valuation of residual interests, were immaterial.

Bank Deposits

We accept commercial and consumer deposits through Ally Bank in the United States. As of June 30, 2009, Ally Bank had approximately $25.4 billion of deposits compared to $19.3 billion as of December 31, 2008. Deposits are an efficient and cost-effective source of funding for us, and as a result, we have been offering competitive rates in an effort to increase our deposit levels. We also have banking operations outside of the United States in countries such as Germany, France, and Brazil.

Funding Facilities

The following tables highlight credit capacity under our secured and unsecured funding facilities as of June 30, 2009, and December 31, 2008. We utilize both committed and uncommitted credit facilities. The amounts in the outstanding column in the table below are generally included in our Condensed Consolidated Balance Sheets with the exception of approximately $5.1 billion, which is mainly composed of funding generated by special-purpose entities known as New Center Asset Trust (NCAT) and Total Asset Collateralized Notes LLC (TACN). For further discussion of these facilities, refer to Syndicated Facilities under the Secured Funding Facilities section of this Liquidity Management, Funding, and Regulatory Capital MD&A.

	Total capacity		Current capacity (a)		Potential capacity (b)		Outstanding
($ in billions)	June 30, 2009	Dec 31, 2008	June 30, 2009	Dec 31, 2008	June 30, 2009	Dec 31, 2008	June 30, 2009	Dec 31, 2008
Committed unsecured
Global Automotive Finance operations	$1.2	$1.7	$0.1	$0.2	$—	$—	$1.1	$1.5
Committed secured
Global Automotive Finance operations (c)	42.7	56.2	5.0	0.7	7.5	15.6	30.2	39.9
Mortgage operations	2.8	5.4	—	—	0.1	2.3	2.7	3.1
Other	1.3	2.8	—	—	0.4	0.9	0.9	1.9

Total committed facilities	48.0	66.1	5.1	0.9	8.0	18.8	34.9	46.4

Uncommitted unsecured
Global Automotive Finance operations	1.2	2.1	0.1	0.2	—	—	1.1	1.9
Mortgage operations	—	0.1	—	0.1	—	—	—	—
Uncommitted secured
Global Automotive Finance operations	3.3	4.4	1.0	4.1	—	—	2.3	0.3
Mortgage operations	9.3	9.5	1.7	0.2	0.2	—	7.4	9.3

Total uncommitted facilities	13.8	16.1	2.8	4.6	0.2	—	10.8	11.5

Total	$61.8	$82.2	$7.9	$5.5	$8.2	$18.8	$45.7	$57.9

Whole-loan forward flow agreements (d)	$13.1	$17.8	$—	$—	$13.1	$17.8	$—	$—

Total commitments	$74.9	$100.0	$7.9	$5.5	$21.3	$36.6	$45.7	$57.9

(a)	Funding is generally available upon request as excess collateral resides in certain facilities.
(b)	Funding is generally available to the extent incremental collateral is contributed to the facilities.
(c)	Potential capacity at December 31, 2008, included undrawn credit commitments that served as backup liquidity to support our asset-backed commercial paper program (NCAT). There was $9.0 billion of potential capacity that was supporting $8.0 billion of outstanding NCAT commercial paper as of December 31, 2008. The NCAT commercial paper outstanding was not included on our Condensed Consolidated Balance Sheets. Beginning in April 2009, the maturing NCAT commercial paper was not renewed, and therefore, the credit commitments were drawn. The credit commitments subsequently expired in June 2009, but the lenders remain obligated to fund the underlying asset-backed securities beyond the expiration date. This funding totaled $4.7 billion as of June 30, 2009, and is included in the outstanding column in the table above for June 30, 2009. For further discussion of the NCAT facility refer to Syndicated Facilities under the Secured Funding Facilities section of this Liquidity Management, Funding, and Regulatory Capital MD&A.
(d)	Represents commitments of financial institutions to purchase U.S. automotive retail assets.

Unsecured Funding Facilities

The following table summarizes our unsecured committed capacity as of June 30, 2009, and December 31, 2008.

Unsecured committed facilities
	June 30, 2009			December 31, 2008
($ in billions)	Outstanding	Unused capacity	Total capacity	Outstanding	Unused capacity	Total capacity
Global Automotive Finance operations
North American operations
Revolving credit facility — multiyear	$0.5	$—	$0.5	$0.5	$—	$0.5
Bank lines	0.2	—	0.2	0.4	—	0.4
International operations
Bank lines	0.4	0.1	0.5	0.6	0.2	0.8

Total Global Automotive Finance operations	$1.1	$0.1	$1.2	$1.5	$0.2	$1.7

Revolving credit facilities — As of June 30, 2009, we maintained $486 million of commitments in our U.S. unsecured revolving credit facility maturing June 2012. This facility is fully drawn.

Bank lines — As of June 30, 2009, we maintained $236 million in committed unsecured bank facilities in Canada and $460 million in Europe. Most of the bank lines funding International operations in Europe have maturity dates in 2009 while the Canadian commitments expire in 2012.

The following table summarizes our unsecured uncommitted capacity as of June 30, 2009, and December 31, 2008. The financial institutions providing the uncommitted facilities are not legally obligated to advance funds under them.

Unsecured uncommitted facilities
	June 30, 2009			December 31, 2008
($ in billions)	Outstanding	Unused capacity	Total capacity	Outstanding	Unused capacity	Total capacity
Global Automotive Finance operations
International operations
Lines of credit — Europe	$0.6	$—	$0.6	$1.0	$0.1	$1.1
Lines of credit — Latin America	0.4	0.1	0.5	0.8	0.1	0.9
Lines of credit — Asia-Pacific	0.1	—	0.1	0.1	—	0.1

Total Global Automotive Finance operations	1.1	0.1	1.2	1.9	0.2	2.1

Mortgage operations
Ally Bank — Fed Funds	—	—	—	—	0.1	0.1

Total	$1.1	$0.1	$1.2	$1.9	$0.3	$2.2

Global Automotive Finance lines of credit — Our International operations utilize credit lines from local banks and local branches of multinational financial institutions. The lines generally have a documented credit limit to establish total capacity, but lenders are not obligated to fulfill loan requests if there is unutilized capacity. Also, lenders are not obligated to renew outstanding loans when they mature. The outstanding loans under these credit lines tend to be short-term in nature; therefore, they are renewed throughout the year. A parent guarantee from GMAC Inc. typically supports these credit lines. As of June 30, 2009, our nonconsolidated Chinese affiliate (GMAC-SAIC Automotive Finance Company Limited) had $1.5 billion of bank line capacity and $1.0 billion outstanding, which is not included in the table above.

Secured Funding Facilities

The following table shows the current capacity and potential capacity under our secured committed facilities as of June 30, 2009, and December 31, 2008. Current capacity represents funding capacity that is available upon request as excess collateral resides in certain facilities. The potential capacity on the committed secured facilities can be utilized only upon the pledge of available eligible assets.

Secured committed facilities
	June 30, 2009				December 31, 2008
($ in billions)	Outstanding	Current capacity (a)	Potential capacity (b)	Total capacity	Outstanding	Current capacity (a)	Potential capacity (b)	Total capacity
Global Automotive
Finance operations
North American operations
Syndicated facilities (c)	$10.3	$4.3	$4.8	$19.4	$13.9	$0.6	$12.8	$27.3
Bilateral/multilateral bank facilities	10.9	0.7	1.9	13.5	15.6	0.1	1.5	17.2
International operations
Bilateral/multilateral bank facilities	9.0	—	0.8	9.8	10.4	—	1.3	11.7

Total Global
Automotive Finance operations	30.2	5.0	7.5	42.7	39.9	0.7	15.6	56.2

Mortgage operations
Repurchase agreements	0.1	—	0.1	0.2	0.4	—	1.3	1.7
Facilities for
Construction-lending receivables	0.3	—	—	0.3	0.5	—	—	0.5
Mortgage servicing rights	1.0	—	—	1.0	0.5	—	0.9	1.4
Servicer advances	0.7	—	—	0.7	0.7	—	—	0.7
International mortgage loans	0.4	—	—	0.4	0.8	—	—	0.8
Other	0.2	—	—	0.2	0.2	—	0.1	0.3

Total Mortgage operations	2.7	—	0.1	2.8	3.1	—	2.3	5.4

Other
Commercial Finance Group	0.9	—	0.4	1.3	1.9	—	0.9	2.8

Total	$33.8	$5.0	$8.0	$46.8	$44.9	$0.7	$18.8	$64.4

Whole-loan flow agreements	$—	$—	$13.1	$13.1	$—	$—	$17.8	$17.8

Total commitments	$33.8	$5.0	$21.1	$59.9	$44.9	$0.7	$36.6	$82.2

(a)	Funding is generally available upon request as excess collateral resides in certain facilities.
(b)	Funding is generally available to the extent incremental collateral is available and contributed to the facilities.
(c)	Potential capacity at December 31, 2008, included undrawn credit commitments that served as backup liquidity to support our asset-backed commercial paper program (NCAT). There was $9.0 billion of potential capacity that was supporting $8.0 billion of outstanding NCAT commercial paper as of December 31, 2008. The NCAT commercial paper outstanding was not included on our Condensed Consolidated Balance Sheets. Beginning in April 2009, the maturing NCAT commercial paper was not renewed, and therefore, the credit commitments were drawn. The credit commitments subsequently expired in June 2009, but the lenders remain obligated to fund the underlying asset-backed securities beyond the expiration date. This funding totaled $4.7 billion as of June 30, 2009, and is included in the outstanding column in the table above as of June 30, 2009. For further discussion of the NCAT facility refer to Syndicated facilities of this Liquidity Management, Funding, and Regulatory Capital MD&A.

Syndicated facilities — These are facilities that include 10 or more banks in the syndicate group. The primary syndicated facilities include the following:

•

NCAT and TACN — New Center Asset Trust (NCAT) is a special-purpose entity that we administer to fund assets as part of our securitization funding programs. The purpose of this entity had been to fund assets primarily through the issuance of asset-backed commercial paper. Credit commitments from banks served as backup liquidity to support the outstanding commercial paper.

In 2008, we added a feature to this program that allowed us to transfer NCAT credit commitments to another secured facility, Total Asset Collateralized Notes LLC (TACN), which is bank funded. As of June 30, 2009, there was $408 million outstanding under TACN.

On November 25, 2008, Moody’s and S&P downgraded certain asset-backed securities owned by NCAT. As a result of the downgrades, under the terms of NCAT’s liquidity facility documents, a cure period was provided during which GMAC, as administrator of NCAT, could work with Moody’s and S&P to take steps to secure a ratings upgrade for the downgraded securities. An upgrade was not achieved by the end of the cure period on January 23, 2009; at that point, an orderly wind-down of NCAT’s operations began. During the wind-down phase, NCAT could no longer purchase additional asset-backed securities or increase the principal amount of any revolving asset-backed securities it already owned. In addition, Moody’s and S&P downgraded NCAT’s commercial paper below A-1/P-1; as a result, NCAT was no longer eligible for funding from the Federal Reserve’s Commercial Paper Funding Facility (CPFF). Beginning in April 2009, none of the maturing NCAT commercial paper was renewed, and therefore, the credit commitments that served as backup liquidity support were utilized to fund the commercial paper maturities. The credit commitments subsequently expired in June 2009, but the lenders remain obligated to fund the underlying asset-backed securities beyond the expiration date. The lenders will fund securities backed by retail or lease assets until the underlying assets fully amortize. Securities backed by dealer floorplan receivables will need to be refinanced during 2009 because they will be paid down at different points in 2009. The lenders will fund the underlying assets in TACN until they fully amortize.

•

Secured Revolving Credit Facility — This $11.4 billion facility is secured by U.S. and Canadian automotive finance assets, and the borrowers under the facility are structured as bankruptcy-remote special-purpose entities. Capacity under this facility declines to $7.9 billion in June 2010 and ultimately matures in June 2011.

This facility includes a leverage ratio covenant that requires our reporting segments, excluding our Mortgage operations reporting segment, to have a ratio of consolidated borrowed funds to consolidated net worth not to exceed 11.0:1. For purposes of this calculation, the numerator is our total debt on a consolidated basis (excluding obligations of bankruptcy-remote special-purpose entities) less the total debt of our Mortgage operations reporting segment on our Consolidated Balance Sheet (excluding obligations of bankruptcy-remote special-purpose entities). The denominator is our consolidated net worth less our Mortgage operations consolidated net worth and certain extensions of credit from us to our Mortgage operations. As of June 30, 2009, the leverage ratio was 2.1:1. The following table summarizes the calculation of the leverage ratio covenant.

June 30, 2009 ($ in millions)	GMAC	Less: Mortgage operations	Adjusted leverage metrics
Consolidated borrowed funds
Total debt	$105,175	$26,487	$78,688
Less:
Obligations of bankruptcy-remote SPEs	(39,338)	(3,641)	(35,697)
Intersegment eliminations	—	(4,458)	4,458

Consolidated borrowed funds used for leverage ratio	$65,837	$18,388	$47,449

Consolidated net worth
Total equity	$26,046	$2,802	$23,244
Less:
Intersegment credit extensions	(135)	—	(135)

Consolidated net worth used for leverage ratio	$25,911	$2,802	$23,109

Leverage ratio (a)			2.1

(a)	We remain subject to a leverage ratio as calculated prior to the formation of the June 2008 secured revolving credit facility but on significantly reduced debt balances relative to prior periods. As of June 30, 2009, the leverage ratio as calculated based on that methodology was 2.5:1.

•

Variable Note funding facility — This facility is available to fund U.S. dealer floorplan receivables. At the start of 2009, this facility had two separate maturity dates with $3.0 billion coming due in March 2009 and another $3.0 billion coming due in March 2010. The $3.0 billion facility matured in March 2009 was not renewed. The $3.0 billion facility maturing in March 2010 remains accessible after GM’s Chapter 11 bankruptcy filing.

Bilateral/Multilateral bank facilities (North American and International operations) — These are primarily private securitization facilities that permanently fund a specific pool of assets. Most of the facilities for International operations are revolving; therefore, they allow for the funding of additional assets during the commitment period. Internationally, there are also secured bank lines that provided $1.5 billion of total capacity at June 30, 2009.

Repurchase agreements — Our Mortgage operations have relationships with banks and securities firms to provide funding for mortgage loans and securities through repurchase agreements and other similar arrangements. On March 16, 2009, our $1 billion syndicated whole-loan repurchase facility was terminated. While the termination lowered our overall available capacity, we did not have an outstanding debt balance due to the availability of a more efficient cost of funds within Ally Bank and limited eligible collateral. Other bilateral repurchase facilities expired in the second quarter of 2009 and were not renewed. As of June 30, 2009, none of our remaining repurchase agreements were accepting new collateral.

Facility for construction-lending receivables — In the first six months of 2008, this syndicated facility to fund construction and commercial-lending receivables went into early amortization due to Moody’s decision not to reaffirm the facility rating. As a result, all forward commitments to fund receivable obligations that were previously eligible for financing under this facility were funded by alternative sources. As of June 30, 2009, we had $313 million of debt outstanding under the facility.

Facility for mortgage servicing rights — As of June 30, 2009, we had a committed facility of $1.0 billion through which eligible mortgage servicing rights could be funded. In the second quarter of 2009, an additional $200 million of capacity was made available to fund eligible mortgage servicing rights, but this capacity is on an uncommitted basis. This facility is scheduled to mature in May 2010.

Facility for servicer advances — As of June 30, 2009, we had a $700 million facility to fund mortgage servicer advances.

Facilities for international mortgage loans — International facilities to fund mortgage loans prior to their sale or securitization include liquidity commitments to fund loans in the United Kingdom and the Netherlands. In recognition of reduced financing needs abroad, we have been working with our third-party credit providers to realign our funding needs resulting in further reductions of unutilized lending commitments and the transfer of ownership of the underlying collateral via mortgage-backed securitizations or whole-loan sales.

Commercial Finance Group — Maintains conduits to fund trade receivables.

Whole-loan forward flow agreements — These represent commitments from counterparties to purchase U.S. automotive retail assets. One of our long-term strategic financing agreements includes a commitment from a financial institution to purchase up to $10.0 billion of U.S. retail automotive finance contracts every year through June 2010. There is $10.0 billion of capacity under this funding arrangement as of June 30, 2009. Our other long-term strategic financing agreement provides funding of up to $3.1 billion through October 2010.

The following table shows the current capacity and potential capacity under our secured uncommitted facilities as of June 30, 2009, and December 31, 2008. Current capacity represents funding capacity that is available upon request as excess collateral resides in certain facilities. We can utilize the potential capacity only upon pledge of available eligible assets. The financial institutions providing the uncommitted facilities are not legally obligated to advance funds under them.

Secured uncommitted facilities
	June 30, 2009				December 31, 2008
($ in billions)	Outstanding	Current capacity (a)	Potential capacity (b)	Total capacity	Outstanding	Current capacity (a)	Potential capacity (b)	Total capacity
Global Automotive Finance operations
North American operations
Federal Reserve Bank advances	$2.0	$1.0	$—	$3.0	$—	$4.1	$—	$4.1
International operations	0.3	—	—	0.3	0.3	—	—	0.3

Total Global Automotive Finance operations	2.3	1.0	—	3.3	0.3	4.1	—	4.4

Mortgage operations
FHLB advances	7.4	1.7	—	9.1	9.3	0.2	—	9.5
Mortgage servicing rights	—	—	0.2	0.2	—	—	—	—

Total Mortgage operations	7.4	1.7	0.2	9.3	9.3	0.2	—	9.5

Other
Commercial Finance Group	—	—	—	—	—	—	—	—

Total	$9.7	$2.7	$0.2	$12.6	$9.6	$4.3	$—	$13.9

(a)	Funding is generally available upon request as excess collateral resides in certain facilities.
(b)	Funding is generally available to the extent incremental collateral is available and contributed to the facilities.

Federal Reserve Bank advances — The Discount Window is the primary credit facility under which the Federal Reserve extends collateralized loans to depository institutions at terms from overnight up to ninety days. The TAF program auctions a pre-announced quantity of collateralized credit starting with a minimum bid for term funds of 28- or 84-day maturity. At

June 30, 2009, Ally Bank had pledged automobile loans and lease financings in an amount sufficient to generate total capacity of $3.0 billion of which $2.0 billion was outstanding and $1.0 billion was unused capacity. Use of the proceeds from these Federal Reserve programs is not limited to the financing of automobile assets and is available to Ally Bank for general corporate purposes.

FHLB advances — Ally Bank has an advance agreement with the Federal Home Loan Bank of Pittsburgh (FHLB). Under the agreement, the FHLB has a blanket lien on all Ally Bank assets. Ally Bank had assets pledged and restricted as collateral totaling $12.6 billion and $16.0 billion as of June 30, 2009, and December 31, 2008, respectively. The FHLB will allow Ally Bank to encumber elsewhere any assets restricted as collateral not needed to collateralize existing FHLB advances.

Regulatory Capital

Refer to Note 11 to the Notes of the Condensed Consolidated Financial Statements.

Credit Ratings

The cost and availability of unsecured financing are influenced by credit ratings, which are intended to be an indicator of the creditworthiness of a particular company, security, or obligation. Lower ratings result in higher borrowing costs and reduced access to capital markets. This is particularly true for certain institutional investors whose investment guidelines require investment-grade ratings on term debt and the two highest rating categories for short-term debt (particularly money market investors).

Nationally recognized statistical rating organizations have rated substantially all our debt. The following table summarizes our current ratings and outlook by the respective nationally recognized rating agencies.

Rating agency	Commercial paper	Senior debt	Outlook	Date of last action
Fitch	C	RD	Watch-Positive	January 8, 2009 (a)
Moody’s	Not-Prime	Ca	Review-Positive	June 10, 2009 (b)
S&P	C	CCC	Developing	May 26, 2009 (c)
DBRS	R-5	CCC	Review-Developing	May 26, 2009 (d)

(a)	Fitch downgraded our senior debt rating to RD (restricted default) from CC, affirmed the commercial paper rating of C, and changed the outlook to Watch-Positive on January 8, 2009.
(b)	Moody’s upgraded our senior debt rating to Ca from C, affirmed the commercial paper rating of Not-Prime, and changed the outlook to Review-Positive on June 10, 2009.
(c)	Standard & Poor’s affirmed our senior debt rating of CCC, affirmed the commercial paper rating of C, and changed the outlook to Developing on May 26, 2009.
(d)	DBRS affirmed our senior debt rating of CCC, affirmed the commercial paper rating of R-5, and changed the outlook to Review-Developing on May 26, 2009.

In addition, ResCap, our indirect wholly owned subsidiary, has ratings (separate from GMAC) from the nationally recognized rating agencies. The following table summarizes ResCap’s current ratings and outlook by the respective agency.

Rating agency	Commercial paper	Senior debt	Outlook	Date of last action
Fitch	C	D	Watch-Positive	January 8, 2009 (a)
Moody’s	Not-Prime	C	Stable	November 20, 2008 (b)
S&P	C	CC	Developing	May 26, 2009 (c)
DBRS	R-5	C	Review-Negative	November 21, 2008 (d)

(a)	Fitch affirmed ResCap’s senior debt rating of D, affirmed the commercial paper rating of C, and changed the outlook to Watch-Positive on January 8, 2009.
(b)	Moody’s downgraded ResCap’s senior debt rating to C from Ca, affirmed the commercial paper rating of Not-Prime, and changed the outlook to Stable on November 20, 2008.
(c)	Standard & Poor’s affirmed ResCap’s senior debt rating of CC), affirmed the commercial paper rating of C, and changed the outlook to Developing on May 26, 2009.
(d)	DBRS affirmed ResCap’s senior debt rating of C, affirmed the commercial paper rating of R-5, and changed the outlook to Review-Negative on November 21, 2008.

Off-balance Sheet Arrangements

We use off-balance sheet entities as part of our operating and funding activities. The arrangements include the use of qualifying special-purpose entities (QSPEs) and variable interest entities (VIEs) for securitization transactions, mortgage warehouse facilities, and other mortgage-related funding programs. The majority of our off-balance sheet arrangements consist of securitization structures that we believe to be similar to those used by many other financial service companies.

The following table summarizes assets carried off-balance sheet in these entities.

($ in billions)	June 30, 2009	December 31, 2008
Retail finance receivables	$10.3	$13.3
Wholesale loans	5.1	12.5
Mortgage loans (a)	112.9	126.2

Total off-balance sheet activities	$128.3	$152.0

(a)	Excludes $2.4 billion and $1.6 billion of loans held by securitization trusts as of June 30, 2009, and December 31, 2008, respectively, that we have the option to repurchase.

Critical Accounting Estimates

We have identified critical accounting estimates that, as a result of judgments, uncertainties, uniqueness, and complexities of the underlying accounting standards and operations involved could result in material changes to our financial condition, results of operations, or cash flows under different conditions or using different assumptions.

Our most critical accounting estimates are:

•	Fair value measurements

•	Valuation of investment securities

•	Valuation of loans held-for-sale

•	Determination of the allowance for loan losses

•	Valuation of automotive lease residuals

•	Valuation of mortgage servicing rights

•	Valuation of interests in securitized assets

•	Determination of reserves for insurance losses and loss adjustment expenses

•	Determination of provision for income taxes

Except for changes related to income taxes (as a result of our conversion from a limited liability company into a corporation effective June 30, 2009), there have been no significant changes in the methodologies and processes used in developing these estimates from what was described in our 2008 Annual Report on Form 10-K. Our management has discussed the development, selection, and disclosure of these critical accounting estimates with the Audit Committee of the Board, and the Audit Committee has reviewed our disclosure relating to these estimates. As part of our quarterly assessment of critical accounting estimates, we have concluded to add the determination of the provision for income taxes as one of our critical accounting estimates. Below is a description of the change in critical accounting estimates.

•

Determination of provision for income taxes — Effective November 28, 2006, GMAC and a number of its U.S. subsidiaries converted to limited liability companies (LLCs) and became pass-through entities for U.S. federal income tax purposes. With a few exceptions, from December 1, 2006, through June 30, 2009 (the LLC Period), U.S. federal, state, and local income taxes were not provided for these entities as they were generally not subject to tax. Consequently, during the LLC Period, deferred taxes were not required to be recorded on these entities. Entity level taxes still applied for a small number of state and local tax jurisdictions along with foreign withholding taxes. Where entity level or withholding taxes applied, they were provided for in the consolidated financial statements.

As of June 30, 2009, GMAC converted from an LLC to a Delaware corporation, thereby ceasing to be a pass-through entity for income tax purposes. As a result, GMAC adjusted its deferred tax assets and liabilities to reflect the estimated future corporate effective tax rate. Our banking, insurance, and foreign subsidiaries were generally corporations throughout the LLC Period and continued to be subject to tax and provide for U.S. federal, state, and foreign income taxes.

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, as interpreted by FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. Deferred tax assets and liabilities are established for future tax consequences of events that have been recognized in the financial statements or tax returns, based upon enacted tax laws and rates. Deferred tax assets are recognized subject to management’s judgment that realization is more-likely-than-not. In addition, tax benefits related to positions considered uncertain are recognized only if, based on the technical merits of the issue, it is more-likely-than-not that we will sustain the position and then at the largest amount that is greater than 50% likely to be realized upon ultimate settlement.

Consistent with Accounting Principles Board Opinion No. 23, Accounting for Income Taxes — Special Areas, we periodically review business plans and financing requirements to determine whether or not unremitted earnings in our foreign subsidiaries will be remitted to the U.S. parent company or will remain indefinitely invested in the foreign subsidiary. To the extent the earnings are expected to be remitted, U.S. federal income taxes are provided.

Fair Value of Financial Instruments

We follow the fair value hierarchy set forth in Note 15 to the Condensed Consolidated Financial Statements to prioritize the data used to measure fair value. We review and modify, as necessary, our fair value hierarchy classifications on a quarterly basis. As such, there may be reclassifications between hierarchy levels.

At June 30, 2009, approximately 13% of total assets, or $23.6 billion, consisted of financial instruments recorded at fair value. Approximately 46% of the assets reported at fair value were valued using Level 3 inputs. At June 30, 2009, approximately 2% of total liabilities, or $3.7 billion, consisted of financial instruments recorded at fair value. Approximately 55% of the liabilities reported at fair value were valued using Level 3 inputs. See Note 15 to the Condensed Consolidated Financial Statements for descriptions of valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models, and significant assumptions utilized.

A large percentage of our fair value assets and liabilities are Level 3. While we execute various hedging strategies to mitigate our exposure to changes in fair value, we cannot fully eliminate our exposure to volatility caused by fluctuations in market prices. In 2009 and throughout 2008, the credit markets across the globe have experienced severe dislocation. Market demand for asset-backed securities, particularly those backed by mortgage assets, has significantly contracted and in many markets has virtually disappeared. Further, market demand by whole-loan purchasers has also contracted. These unprecedented market conditions have adversely affected us as well as our competitors. As the market conditions continue, our assets and liabilities are subject to valuation adjustment and changes in the inputs we utilize to measure fair value.

As of June 30, 2009, our Level 3 assets declined 37%, or $6.4 billion, and our Level 3 liabilities declined 37%, or
$1.2 billion, compared to December 31, 2008. Despite positive mortgage servicing valuations, Level 3 assets declined primarily due to fewer nonrecurring fair value measurements (specifically loans held-for-sale and impairments on our investment in operating leases) and less favorable hedge performance primarily due to changes in the spreads between our servicing assets and the derivative instruments we use to manage interest rate risk associated with those assets. Our ability to hedge interest rate risk and foreign currency risk was restricted in the latter half of 2008 and during the six months ended June 30, 2009, by the limited availability of willing counterparties to enter into forward arrangements. The decline in Level 3 assets was also attributable to declines in the fair value of investment securities and interests retained in securitization trusts. Finally, the decline in Level 3 assets was also attributable to settlements of consumer finance receivables and loans, net of unearned income, which we elected to measure at fair value under SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). As the value of these SFAS 159-elected assets declined, the value of the related on-balance sheet securitization debt also declined. We elected to measure the on-balance sheet securitization debt at fair value under SFAS 159. The decline in the fair value of the on-balance sheet securitization debt and derivative liabilities caused the Level 3 liabilities to decline as of June 30, 2009, compared to December 31, 2008.

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

Recently Issued Accounting Standards

Refer to Note 1 to the Condensed Consolidated Financial Statements.

Forward Looking Statements

The foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations and other portions of this Form 10-Q contain various forward-looking statements within the meaning of applicable federal securities laws, including the Private Securities Litigation Reform Act of 1995, that are based upon our current expectations and assumptions concerning future events that are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated.

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

While these statements represent our current judgment on what the future may hold and we believe these judgments are reasonable, these statements are not guarantees of any events or financial results, and GMAC’s and Residential Capital, LLC’s (ResCap) actual results may differ materially due to numerous important factors that are described in the most recent reports on SEC Forms 10-K and 10-Q for GMAC and ResCap, each of which may be revised or supplemented in subsequent reports on SEC Forms 10-Q and 8-K. Such factors include, among others, the following: our inability to successfully accommodate the additional risk exposure relating to providing wholesale and retail financing to Chrysler dealers and customers and the resulting impact to our financial stability; uncertainty regarding GM’s and Chrysler’s recent emergence from bankruptcy protection; uncertainty related to the new financing arrangement between GMAC and Chrysler; uncertainty regarding our ability to raise the additional capital required as a result of the recently completed Supervisory Capital Assessment Program and uncertainty around the ultimate form, amount, and terms of such capital; securing low cost funding for GMAC and ResCap and maintaining the mutually beneficial relationship between GMAC, GM, and Chrysler; our ability to maintain an appropriate level of debt; the profitability and financial condition of GM and Chrysler; our ability to realize the anticipated benefits associated with our recent conversion to a bank holding company and the increased regulation and restrictions that we are subject to; continued challenges in the residential mortgage and capital markets; continued deterioration in the residual value of off-lease vehicles; the continuing negative impact on ResCap of the decline in the U.S. housing market; changes in U.S. government-sponsored mortgage programs or disruptions in the markets in which our mortgage subsidiaries operate; disruptions in the market in which we fund GMAC’s and ResCap’s operations with resulting negative impact on our liquidity; changes in our accounting assumptions that may be required by or result from changes in accounting rules or their application that could result in an impact on earnings; changes in the credit ratings of ResCap, GMAC, GM, or Chrysler; changes in economic conditions, currency exchange rates, or political stability in the markets in which we operate; and changes in the existing or the adoption of new laws, regulations, policies, or other activities of governments, agencies, and similar organizations. Investors are cautioned not to place undue reliance on forward-looking statements. GMAC undertakes no obligation to update publicly or otherwise revise any forward-looking statements whether as a result of new information, future events, or other such factors that affect the subject of these statements, except where expressly required by law.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our automotive financing, mortgage, and insurance activities give rise to market risk, representing the potential loss in the fair value of assets or liabilities caused by movements in market variables, such as interest rates, foreign-exchange rates, and equity prices. We are primarily exposed to interest rate risk arising from changes in interest rates related to financing, investing, and cash management activities. More specifically, we have entered into contracts to provide financing, to retain mortgage servicing rights, and to retain various assets related to securitization activities all of which are exposed in varying degrees to changes in value due to movements in interest rates. Interest rate risk arises from the mismatch between assets and the related liabilities used for funding. We enter into various financial instruments, including derivatives, to maintain the desired level of exposure to the risk of interest rate fluctuations. Refer to Note 12 to the Condensed Consolidated Financial Statements for further information.

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

Item 4. Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), designed to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized, and reported within the specified time periods. As of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures. Based on our evaluation, GMAC’s Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures were effective as of June 30, 2009.

During the three-month period ended June 30, 2009, we implemented a new financial consolidation system that was integrated into our financial reporting process during the same period. The implementation was not made in response to any deficiency in our internal controls. Implementation of this new system involved changes to our financial reporting procedures and controls. Our management believes that appropriate internal controls are in place with the new financial consolidation system. There were no other changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the

Exchange Act) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Risks Related to Our Business

We are required to raise additional equity capital as a result of the Supervisory Capital Assessment Program.

On May 7, 2009, the Federal Reserve Bank of Chicago (FRBC) released results of the Board of Governors of the Federal Reserve System’s Supervisory Capital Assessment Program (S-CAP), which reflected certain capital requirements for GMAC. In connection with the S-CAP, we committed that no later than November 9, 2009, we will have increased the common shareholder equity component of Tier 1 capital by $11.5 billion, and by the same date, we will have increased overall Tier 1 capital by $9.1 billion. On May 21, 2009, GMAC sold to the U.S. Department of the Treasury mandatorily convertible preferred stock for an aggregate purchase price of approximately $7.5 billion in cash. This investment included $3.5 billion of the required capital pursuant to the S-CAP and reduced the level of new capital required to $5.6 billion.

As required under S-CAP, on June 8, 2009, we submitted a capital plan to the FRBC with respect to the remaining capital that is required. While the U.S. Treasury has indicated that it may be willing to provide additional new capital, GMAC continues to evaluate other alternatives to meet its capital requirements. If we are unable to successfully raise the required additional capital, it could have a material adverse impact on our business, results of operation, and financial position.

The profitability and financial condition of our operations are heavily dependent upon the performance, operations, and prospects of GM and Chrysler, each of which have recently emerged from bankruptcy protection.

On July 10, 2009, General Motors Company (GM) completed the acquisition of substantially all of the assets of Motors Liquidation Company (formerly known as General Motors Corporation) and certain of its direct and indirect subsidiaries (collectively, the Sellers). In connection with the sale, all material contracts between GMAC and General Motors Corporation were assumed by GM. Furthermore, as noted above, we have recently announced that we have entered into an agreement with Chrysler to provide automotive financing products and services to Chrysler dealers and customers pursuant to which we will be the preferred provider of new wholesale financing for Chrysler dealer inventory. Chrysler has also recently emerged from bankruptcy protection.

GM, GM dealers, and GM-related employees compose a significant portion of our customer base, and our Global Automotive Finance operations are highly dependent on GM production and sales volume. As a result, a significant adverse change in GM’s business, including significant adverse changes in its liquidity position and access to the capital markets, the production or sale of GM vehicles, the quality or resale value of GM vehicles, the use of GM marketing incentives, GM’s relationships with its key suppliers, or GM’s relationship with the United Auto Workers and other labor unions and other factors impacting GM or its employees could have a significant adverse effect on our profitability and financial condition.

During 2008 and continuing into 2009, global vehicle sales declined rapidly, and there is no assurance that the global automotive market or GM’s and Chrysler’s respective share of that market will not suffer a significant further downturn. Vehicle sales volume could be further adversely impacted by ongoing restructuring that is expected to reduce the number of GM retail channels and core brands and consolidate GM’s dealer network. Furthermore, as noted above, both General Motors Corporation and Chrysler filed for bankruptcy in 2009 and have subsequently emerged from such proceedings. It is difficult to predict with certainty the consequences of these bankruptcy filings and the impact it could have on consumer sentiment and GM’s and Chrysler’s businesses. Any negative impact could in turn have a material adverse affect on our business, results of operations, and financial position.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuance of Preferred Equity

On May 21, 2009, GMAC entered into an agreement with the U.S. Department of the Treasury (the Treasury) pursuant to which GMAC issued and sold to the Treasury (1) 150,000,000 units of GMAC’s Fixed Rate Cumulative Mandatorily Convertible Preferred Membership Interests, Series F, having a capital amount of $50 per unit (the Series F Interests) and (2) a ten-year warrant to purchase up to 7,501,500 units of the Series F Interests at an initial exercise price of $0.01 per unit (the Warrant) for an aggregate purchase price of $7.5 billion in cash. The Treasury immediately exercised the Warrant for a net issuance of 7,500,000 units of the Series F Interests. As described below, as a result of the Conversion (as defined below) the Series F Interests have been converted into GMAC Fixed Rate Cumulative Mandatorily Convertible Preferred Stock, Series F (Series F Preferred Stock).

The Series F Preferred Stock is convertible into GMAC common stock at the Conversion Rate (as defined below) either: (1) at GMAC’s option, at any time or from time to time, and subject to certain exceptions and requirements, with the prior approval of the Board of Governors of the Federal Reserve System; or (2) at the Treasury’s option, upon the occurrence of (a) any public offering of GMAC common stock or (b) certain sales, mergers, or changes of control of GMAC. All units of the Series F Preferred Stock which remain outstanding on May 21, 2016, will convert into GMAC common stock at the Conversion Rate.

The “Conversion Rate” is equal to 0.00432, subject to customary anti-dilution adjustments, which represents the number of shares of common stock for which each unit of the Series F Preferred Stock will be exchanged upon conversion. The Conversion Rate was determined based on the valuation performed by an independent investment bank hired by GMAC with the consent of the Treasury. An independent accounting firm confirmed the investment bank’s mathematical process.

The Series F Preferred Stock and the Warrant were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

GMAC Conversion

Effective June 30, 2009, GMAC LLC was converted (the Conversion) from a Delaware limited liability company into a Delaware corporation pursuant to Section 18-216 of the Delaware Limited Liability Company Act and Section 265 of the Delaware General Corporation Law and was renamed “GMAC Inc.” In connection with the Conversion, each unit of each class of membership interest issued and outstanding immediately prior to the Conversion was converted into shares of capital stock of GMAC with substantially the same rights and preferences as the previous membership interests.

Holders of GMAC’s common membership interests received an equivalent number of shares of common stock of GMAC Inc. Holders of GMAC’s GM Preferred Membership Interests received an equivalent number of shares of GMAC Fixed Rate Perpetual Preferred Stock, Series A. Holders of GMAC’s Class C Membership Interests received an equivalent number of shares of GMAC Preferred Stock, Series C-1. Holders of GMAC’s Class D-1 Fixed Rate Cumulative Perpetual Preferred Membership Interests received an equivalent number of shares of GMAC Fixed Rate Cumulative Perpetual Preferred Stock, Series D-1. Holders of GMAC’s Class D-2 Fixed Rate Cumulative Perpetual Preferred Membership Interests received an equivalent number of shares of GMAC Fixed Rate Cumulative Perpetual Preferred Stock, Series D-2. Holders of GMAC’s Class E Fixed Rate Perpetual Preferred Membership Interests received an equivalent number of shares of GMAC’s Fixed Rate Perpetual Preferred Stock, Series E. Holders of GMAC’s Class F Fixed Rate Cumulative Mandatorily Convertible Preferred Membership Interests received an equivalent number of shares of Series F Preferred Stock.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of GMAC security holders during the second quarter of 2009.

•

Effective May 6, 2009, the holders of GMAC’s Class A and Class B Common Equity Interests approved by joint unanimous consent GMAC agreeing to augment the composition and size of its Tier 1 capital by (1) increasing its common shareholder equity component of Tier 1 capital by $11.5 billion, and (2) increasing its overall Tier 1 capital by $9.1 billion, in each case by November 9, 2009, as required by the Board of Governors of the Federal Reserve System’s Supervisory Capital Assessment Program.

•

Effective May 15, 2009, the holders of GMAC’s Class A and Class B Common Equity Interests approved by joint unanimous consent the issuance and sale to the United States Department of the Treasury units of a new series of Mandatorily Convertible Preferred Membership Interests of GMAC in an aggregate reference amount of approximately $7.5 billion and warrants to purchase approximately $375 million in aggregate reference amount of additional Mandatorily Convertible Preferred Membership Interests.

•

Effective May 27, 2009, the holders of GMAC’s Class A and Class B Common Equity Interests approved by joint unanimous consent GMAC entering into a Master Agreement with the Federal Deposit Insurance Corporation (FDIC) pursuant to which GMAC will participate in the Temporary Liquidity Guarantee Program established by the FDIC.

•

Effective June 30, 2009, the Majority Holders (as defined in GMAC’s Sixth Amended and Restated Limited Liability Company Operating Agreement, dated May 22, 2009) of GMAC’s Common Equity Interests approved by written consent the conversion of GMAC from a Delaware limited liability company into a Delaware corporation. Holders of 430,001 GMAC Common Equity Interests approved the conversion.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed on the accompanying Index of Exhibits are filed as a part of this report. This Index is incorporated herein by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 7th day of August 2009.

GMAC Inc. (Registrant)

/S/ ROBERT S. HULL
Robert S. Hull Executive Vice President and Chief Financial Officer

/S/ DAVID J. DEBRUNNER
David J. DeBrunner Vice President, Chief Accounting Officer, and Corporate Controller

INDEX OF EXHIBITS

Exhibit	Description	Method of Filing
3.1	GMAC Inc. Certificate of Conversion, dated June 30, 2009	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated as of July 1, 2009 (File No. 1-3754), incorporated herein by reference.
3.2	GMAC Inc. Certificate of Incorporation, dated June 30, 2009	Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K dated as of July 1, 2009 (File No. 1-3754), incorporated herein by reference.
3.3	Bylaws of GMAC Inc., dated June 30, 2009	Filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K dated as of July 1, 2009 (File No. 1-3754), incorporated herein by reference.
10.1	Letter Agreement, dated as of May 21, 2009, between GMAC Inc. and the United States Department of the Treasury (which includes the Securities Purchase Agreement — Standard Terms attached thereto, with respect to the issuance and sale of the Convertible Preferred Membership Interests and the Warrant)	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of May 22, 2009 (File No. 1-3754), incorporated herein by reference.
10.2	Amended and Restated Governance Agreement, dated as of May 21, 2009, by and between GMAC Inc., FIM Holdings LLC, GM Finance Co. Holdings LLC and the United States Department of the Treasury	Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated as of May 22, 2009 (File No. 1-3754), incorporated herein by reference.
10.3	Master Transaction Agreement, dated May 21, 2009, between GMAC Inc., Chrysler LLC, U.S. Dealer Automotive Receivables Transition LLC and the United Stated Department of the Treasury	Filed herewith.
10.4	Amended and Restated United States Consumer Financing Services Agreement, dated May 22, 2009, between GMAC Inc. and General Motors Corporation*	Filed herewith.
10.5	Amended and Restated Master Services Agreement, dated May 22, 2009, between GMAC Inc. and General Motors Corporation*	Filed herewith.
10.6	Registration Rights Agreement between GMAC Inc. and GM Preferred Finance Co. Holdings LLC, dated June 30, 2009	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of July 1, 2009 (File No. 1-3754), incorporated herein by reference.
10.7	Master Auto Finance Agreement Term Sheet dated April 30, 2009 between Chrysler LLC and GMAC Inc.*	Filed herewith.
12	Computation of Ratio of Earnings to Fixed Charges	Filed herewith.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

The following exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that Section. In addition, Exhibit No. 32 shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith.

*	Certain confidential portions have been omitted pursuant to a confidential treatment request that has been separately filed with the Securities and Exchange Commission.