Form 10-Q
period 2009-09-30
GMAC INC.
filed 2009-11-10
CIK 40729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009, or

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

(866) 710-4623

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

Yes ☐                    No ☑

At November 10, 2009, the number of shares outstanding of the Registrant’s common stock was 539,920 shares.

GMAC INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

GMAC INC.

CONDENSED CONSOLIDATED STATEMENT OF INCOME (unaudited)

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2009	2008	2009	2008
Revenue
Consumer	$1,211	$1,687	$3,803	$5,267
Commercial	424	597	1,317	1,853
Loans held-for-sale	160	246	441	918
Operating leases	1,454	2,027	4,690	6,097
Interest and dividends on investment securities	113	125	287	486
Other interest income	55	269	175	923

Total financing revenue and other interest income	3,417	4,951	10,713	15,544
Interest expense
Interest on deposits	178	179	535	533
Interest on short-term borrowings	104	425	386	1,522
Interest on long-term debt	1,555	2,084	5,025	6,487
Other interest expense	62	192	179	338

Total interest expense	1,899	2,880	6,125	8,880
Depreciation expense on operating lease assets	944	1,472	3,154	4,307
Impairment of investment in operating leases	—	93	—	808

Net financing revenue	574	506	1,434	1,549
Other revenue
Servicing fees	384	441	1,191	1,377
Servicing asset valuation and hedge activities, net	(110)	(261)	(710)	(36)
Insurance premiums and service revenue earned	582	791	1,697	2,352
Gain (loss) on mortgage and automotive loans, net	194	25	128	(1,674)
Gain on extinguishment of debt	10	59	667	1,164
Other gain (loss) on investments, net	216	(396)	297	(846)
Other income, net of losses	259	35	67	64

Total other revenue	1,535	694	3,337	2,401
Total net revenue	2,109	1,200	4,771	3,950
Provision for loan losses	704	1,099	2,708	2,345
Noninterest expense
Compensation and benefits expense	441	573	1,248	1,699
Insurance losses and loss adjustment expenses	335	423	984	1,310
Other operating expenses	1,592	1,728	3,830	4,149
Impairment of goodwill	—	16	—	16

Total noninterest expense	2,368	2,740	6,062	7,174
Loss from continuing operations before income tax (benefit) expense	(963)	(2,639)	(3,999)	(5,569)
Income tax (benefit) expense from continuing operations	(292)	(101)	681	72

Net loss from continuing operations	(671)	(2,538)	(4,680)	(5,641)

(Loss) income from discontinued operations, net of tax	(96)	15	(665)	47

Net loss	$(767)	$(2,523)	$(5,345)	$(5,594)

The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

GMAC INC.

CONDENSED CONSOLIDATED BALANCE SHEET (unaudited)

($ in millions)	September 30, 2009	December 31, 2008
Assets
Cash and cash equivalents	$14,225	$15,151
Investment securities
Trading	908	1,207
Available-for-sale	13,465	6,234
Held-to-maturity	3	3

Total investment securities	14,376	7,444
Loans held-for-sale ($4,305 fair value elected at September 30, 2009)	14,963	7,919
Finance receivables and loans, net of unearned income
Consumer ($1,543 and $1,861 fair value elected)	53,845	63,963
Commercial	33,607	36,110
Allowance for loan losses	(2,974)	(3,433)

Total finance receivables and loans, net	84,478	96,640
Investment in operating leases, net	18,867	26,390
Notes receivable from General Motors	969	1,655
Mortgage servicing rights	3,243	2,848
Premiums receivable and other insurance assets	3,361	4,507
Other assets	21,333	26,922
Assets of discontinued operations held-for-sale	2,439	—

Total assets	$178,254	$189,476

Liabilities
Debt
Unsecured	$45,295	$53,213
Secured ($1,529 and $1,899 fair value elected)	56,746	73,108

Total debt	102,041	126,321

Interest payable	1,716	1,517
Unearned insurance premiums and service revenue	3,559	4,356
Reserves for insurance losses and loss adjustment expenses	1,683	2,895
Deposit liabilities	29,324	19,807
Accrued expenses and other liabilities	13,208	12,726
Liabilities of discontinued operations held-for-sale	1,782	—

Total liabilities	153,313	167,622
Equity
Common stock and paid-in capital (Members’ interests at December 31, 2008)	10,917	9,670
Preferred stock held by U.S. Department of Treasury (Preferred interests held by U.S. Department of Treasury at December 31, 2008)	12,500	5,000
Preferred stock (Preferred interests at December 31, 2008)	1,287	1,287
(Accumulated deficit) retained earnings	(167)	6,286
Accumulated other comprehensive income (loss)	404	(389)

Total equity	24,941	21,854

Total liabilities and equity	$178,254	$189,476

The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

GMAC INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited)

Nine Months Ended September 30, 2009 and 2008

($ in millions)	Members’ interests	Preferred interests held by U.S. Department of Treasury	Preferred interests	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total equity	Comprehensive income (loss)
Balance at January 1, 2008, before cumulative effect of adjustments	$8,912		$1,052	$4,649	$952	$15,565
Cumulative effect of a change in accounting principle, net of tax
Adoption of FASB ASC Topic 820, Fair Value Measurements and Disclosures (a)				23		23
Adoption of fair value option in accordance with FASB ASC Topic 825, Financial Instruments (a)				(178)		(178)

Balance at January 1, 2008, after cumulative effect of adjustments	8,912		1,052	4,494	952	15,410
Capital contributions	8					8
Net loss				(5,594)		(5,594)	$(5,594)
Dividends to members (b)				(47)		(47)
Other				3		3
Other comprehensive loss					(532)	(532)	(532)

Balance at September 30, 2008	$8,920		$1,052	$(1,144)	$420	$9,248	$(6,126)

Balance at January 1, 2009	$9,670	$5,000	$1,287	$6,286	$(389)	$21,854
Capital contributions (b)	1,247					1,247
Net loss				(4,578)		(4,578)	$(4,578)
Preferred interest dividends paid to the U.S. Department of Treasury				(160)		(160)
Preferred interests dividends				(195)		(195)
Dividends to members (b)				(119)		(119)
Issuance of preferred interests held by U.S. Department of Treasury		7,500				7,500
Other comprehensive income					497	497	497

Balance at June 30, 2009, before conversion from limited liability company to a corporation (c)	$10,917	$12,500	$1,287	$1,234	$108	$26,046	$(4,081)

($ in millions)	Common stock and paid-in capital	Preferred stock held by U.S. Department of Treasury	Preferred stock	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Total equity	Comprehensive income (loss)
Balance at June 30, 2009, after conversion from limited liability company to a corporation (c)	$10,917	$12,500	$1,287	$1,234	$108	$26,046	$(4,081)
Net loss				(767)		(767)	(767)
Preferred interests dividends paid to the U.S. Department of Treasury				(271)		(271)
Preferred interests dividends (b)				(103)		(103)
Dividends to members (b)				(260)		(260)
Other comprehensive income					296	296	296

Balance at September 30, 2009	$10,917	$12,500	$1,287	$(167)	$404	$24,941	$(4,552)

(a)	Refer to Note 16 to the Condensed Consolidated Financial Statements for further details.
(b)	Refer to Note 15 to the Condensed Consolidated Financial Statements for further details.
(c)	Effective June 30, 2009, GMAC LLC was converted from a Delaware limited liability company into a Delaware corporation and renamed GMAC Inc. Each unit of each class of common membership interest issued and outstanding by GMAC LLC immediately prior to the conversion was converted into an equivalent number of shares of common stock of GMAC Inc. with substantially the same rights and preferences as the common membership interests. Upon conversion, holders of GMAC LLC preferred interests also received an equivalent number of GMAC Inc. preferred stock with substantially the same rights and preferences as the former preferred interests. Refer to Note 1 to the Condensed Consolidated Financial Statement for further details.

The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

GMAC INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

Nine Months Ended September 30, 2009 and 2008

($ in millions)	2009	2008
Operating activities
Net cash provided by operating activities	$1,952	$10,270

Investing activities
Purchases of available-for-sale securities	(17,288)	(12,096)
Proceeds from sales of available-for-sale securities	6,669	12,544
Proceeds from maturities of available-for-sale securities	3,282	4,369
Net decrease in finance receivables and loans	9,813	1,071
Proceeds from sales of finance receivables and loans	457	1,329
Purchases of operating lease assets	(465)	(9,781)
Disposals of operating lease assets	4,894	5,551
Sales of mortgage servicing rights	7	484
Net decrease (increase) in notes receivable from General Motors	751	(348)
Proceeds from sales of business units, net	96	—
Other, net	485	426

Net cash provided by investing activities	8,701	3,549

Financing activities
Net decrease in short-term debt	(919)	(15,565)
Net increase in bank deposits	8,132	4,053
Proceeds from issuance of long-term debt	23,851	37,340
Repayments of long-term debt	(51,000)	(44,181)
Proceeds from issuance of preferred interests held by U.S. Department of Treasury	7,500	—
Proceeds from issuance of common membership interests	1,247	—
Dividends paid	(1,082)	(82)
Other, net	1,282	189

Net cash used in financing activities	(10,989)	(18,246)

Effect of exchange rate changes on cash and cash equivalents	(28)	284

Net decrease in cash and cash equivalents	(364)	(4,143)

Cash and cash equivalents reclassified to assets of discontinued operations held-for-sale	(562)	—
Cash and cash equivalents at beginning of year	15,151	17,677

Cash and cash equivalents at September 30,	$14,225	$13,534

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

The Condensed Consolidated Financial Statements as of September 30, 2009, and for the three months and nine months ended September 30, 2009 and 2008, are unaudited but, in management’s opinion, include all normal recurring adjustments necessary for the fair presentation of the interim-period results.

The interim-period consolidated financial statements, including the related notes, are condensed and prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim reporting. Certain amounts in prior periods have been reclassified to conform to the current period’s presentation. We made these reclassifications and certain presentation changes to more closely conform to Article 9 of Regulation S-X as a result of the Federal Reserve System’s approval for us to become a bank holding company. In our Condensed Consolidated Statement of Income, we reclassified interest and dividends on investment securities from investment income (a component of total other revenue) to a separate financial statement line item within total financing revenue and other interest income. Additionally, we reclassified other interest income from other income, net of losses (a component of total other revenue), to a separate financial statement line item within total financing revenue and other interest income. Presentation changes were made to interest expense in the Condensed Consolidated Statement of Income and investment securities on the Condensed Consolidated Balance Sheet to provide detail on the composition of these financial statement line items. We also reclassified certain uncertificated investments from investment securities to other assets on the Condensed Consolidated Balance Sheet, consistent with industry practice. During the three months ended September 30, 2009, we also reclassified operating lease disposal gains (losses) from other operating expenses to depreciation expense on operating lease assets in the Condensed Consolidated Statement of Income. Additionally, we are in the process of modifying information systems to address Article 9 guidelines that are not reflected in this Form 10-Q. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These interim-period Condensed Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements, which are included in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the United States Securities and Exchange Commission (SEC) on February 26, 2009.

Residential Capital, LLC

Residential Capital, LLC (ResCap), one of our mortgage subsidiaries, has been negatively impacted by the events and conditions in the mortgage banking industry and the broader economy. The market deterioration has led to fewer sources of, and significantly reduced levels of, liquidity available to finance ResCap’s operations. ResCap is highly leveraged relative to its cash flow and continues to recognize credit and valuation losses resulting in a significant deterioration in capital. During the first nine months of 2009, ResCap received capital contributions from GMAC of $1.2 billion and recognized a gain on extinguishment of debt of $1.7 billion as a result of completed divestitures to GMAC and through contributions and forgiveness of ResCap’s outstanding notes, which GMAC previously repurchased in the open market at a discount or through our private debt exchange and cash tender offers. Accordingly, ResCap’s consolidated tangible net worth, as defined, was $409 million as of September 30, 2009, and remained in compliance with all of its consolidated tangible net worth covenants. For this purpose, consolidated tangible net worth is defined as ResCap’s consolidated equity excluding intangible assets and any equity in Ally Bank to the extent included on ResCap’s consolidated balance sheet. There continues to be a risk that ResCap will not be able to meet its debt service obligations, will default on its financial debt covenants due to insufficient capital, and/or will be in a negative liquidity position in 2009 or future periods.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

ResCap actively manages its liquidity and capital positions and is continually working on initiatives to address its debt covenant compliance and liquidity needs, including debt maturing in the next twelve months and other risks and uncertainties. ResCap’s initiatives include, but are not limited to, the following: continuing to work with key credit providers to optimize all available liquidity options; continued reduction of assets and other restructuring activities; focusing production on government and prime conforming products; exploring strategic alternatives such as alliances, joint ventures, and other transactions with third parties; and continually exploring opportunities for funding and capital support from GMAC and its affiliates. The outcomes of most of these initiatives are to a great extent outside of ResCap’s control resulting in increased uncertainty as to their successful execution.

GMAC and ResCap actively review their relationship on a continuing basis. In the future, GMAC and ResCap may take actions with respect to ResCap as each party deems appropriate. These actions may include GMAC providing or declining to provide additional liquidity and capital support for ResCap; refinancing or restructuring some or all of ResCap’s existing debt; the purchase or sale of ResCap debt securities in the public or private markets for cash or other consideration; entering into derivative or other hedging or similar transactions with respect to ResCap or its debt securities; GMAC purchasing assets from ResCap; or undertaking corporate transactions such as a tender offer or exchange offer for some or all of ResCap’s outstanding debt securities, a merger, sale, consolidation, spin-off, distribution, or other business combination or reorganization or similar action with respect to all or part of ResCap and or its affiliates. In this context, GMAC and ResCap typically consider a number of factors to the extent applicable and appropriate including, without limitation, the financial condition, results of operations and prospects of GMAC and ResCap, ResCap’s ability to obtain third-party financing, tax considerations, the current and anticipated future trading price levels of ResCap’s debt instruments, conditions in the mortgage banking industry and general economic conditions, other investment and business opportunities available to GMAC and/or ResCap, and any nonpublic information that ResCap may possess or that GMAC receives from ResCap.

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

GMAC has extensive financing and hedging arrangements with ResCap that could be at risk of nonpayment if ResCap were to file for bankruptcy. As of September 30, 2009, we had approximately $3.4 billion in secured financing arrangements and secured hedging agreements with ResCap of which approximately $2.3 billion in loans and $32 million related to hedging agreements had been utilized. We also owned approximately $34 million of ResCap secured notes (with a ResCap book value of $42 million). Amounts outstanding under the secured financing and hedging arrangements fluctuate. If ResCap were to file for bankruptcy, ResCap’s repayments of its financing facilities, including those with us, could be slower than if ResCap had not filed for bankruptcy. In addition, we could be an unsecured creditor of ResCap to the extent that the proceeds from the sale of our collateral are insufficient to repay ResCap’s obligations to us. It is possible that other ResCap creditors would seek to recharacterize our loans to ResCap as equity contributions or to seek equitable subordination of our claims so that the claims of other creditors would have priority over our claims. As a holder of unsecured notes, we would not receive any distributions for the benefit of creditors in a ResCap bankruptcy before secured creditors are repaid. In addition, should ResCap file for bankruptcy, our $0.4 billion investment related to ResCap’s equity position would likely be reduced to zero. GMAC would also have potential exposure relative to the recoverability of other assets attributable to ResCap of $232 million, primarily related to deferred tax assets. If a ResCap bankruptcy were to occur and a substantial amount of our credit exposure is not repaid to us, it would have an adverse impact on our near-term net income and capital position, but we do not believe it would have a materially adverse impact on GMAC’s consolidated financial position over the longer term.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Change in Reportable Segment Information

As a result of a change in management’s view of certain corporate intercompany activities, we have reclassified certain transactions between our Mortgage operations reportable segment and our Corporate and Other reportable segment. These transactions relate to intercompany gains and losses associated with GMAC’s forgiveness of ResCap debt that was obtained by GMAC in open market repurchases and the December 2008 bond exchange. Prior to the June 30, 2009, reporting period, gains associated with this forgiveness were reported as part of our Mortgage operations segment, which required offsetting eliminations to be reported as part of our Corporate and Other reportable segment. As a result of the change in this reporting period, the associated gains and eliminations have both been reported within the Corporate and Other reportable segment. Comparative amounts for 2008 have been reclassified to conform to the current management view. These gains represent the difference between ResCap’s carrying value of the debt and the market value of the debt at the time of forgiveness. This reclassification was made because management no longer includes these gains in its evaluation of the Mortgage operations results. Further, this reclassification is intended to clarify and simplify the presentation of our segment results. These reclassifications did not affect our consolidated results of operations.

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

The “Conversion Rate” is equal to 0.00432, subject to customary antidilution adjustments, which represents the number of shares of common stock for which each unit of the Series F Preferred Stock will be exchanged upon conversion. The Conversion Rate was determined based on the valuation performed by an independent investment bank hired by GMAC with the consent of the Treasury.

GMAC Conversion

Effective June 30, 2009, GMAC was converted (the Conversion) from a Delaware limited liability company into a Delaware corporation pursuant to Section 18-216 of the Delaware Limited Liability Company Act and Section 265 of the Delaware General Corporation Law and was renamed “GMAC Inc.” In connection with the Conversion, each unit of each class of membership interest issued and outstanding immediately prior to the Conversion was converted into shares of capital stock of GMAC with substantially the same rights and preferences as such membership interests. Refer to Note 14 for additional information regarding the tax impact of the conversion.

Holders of GMAC’s common membership interests received an equivalent number of shares of common stock of GMAC Inc. Holders of GMAC’s GM Preferred Membership Interests received an equivalent number of shares of GMAC Fixed Rate Perpetual Preferred Stock, Series A. Holders of GMAC’s Class C Membership Interests received an equivalent number of shares of GMAC Preferred Stock, Series C-1. Holders of GMAC’s Class D-1 Fixed Rate Cumulative Perpetual Preferred Membership Interests received an equivalent number of shares of GMAC Fixed Rate Cumulative Perpetual Preferred Stock, Series D-1. Holders of GMAC’s Class D-2 Fixed Rate Cumulative Perpetual Preferred Membership Interests received an equivalent number of shares of GMAC Fixed Rate Cumulative Perpetual Preferred Stock,

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Series D-2. Holders of GMAC’s Class E Fixed Rate Perpetual Preferred Membership Interests received an equivalent number of shares of GMAC’s Fixed Rate Perpetual Preferred Stock, Series E. Holders of GMAC’s Class F Fixed Rate Cumulative Mandatorily Convertible Preferred Membership Interests received an equivalent number of shares of GMAC Fixed Rate Cumulative Mandatorily Convertible Preferred Stock, Series F. Refer to Note 19 for subsequent restructuring transactions regarding the Series E Perpetual Preferred Stock.

Impairment of Long-lived Assets

An impairment test on an asset group to be discontinued, held-for-sale, or otherwise disposed of is performed upon occurrence of a triggering event or when certain criteria are met (e.g., the asset can be disposed of currently, appropriate levels of authority have approved the sale, and there is an active program to locate a buyer). Long-lived assets held-for-sale are recorded at the lower of their carrying amount or estimated fair value less cost to sell. If the carrying value of the assets held-for-sale exceeds the fair value less cost to sell, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets less cost to sell.

Recently Adopted Accounting Standards

SFAS No. 161 (FASB Accounting Standard Codification (ASC) 815) — As of January 1, 2009, we adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). SFAS 161 requires specific disclosures regarding the location and amounts of derivative instruments in the financial statements; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect the financial position, financial performance, and cash flows. Because SFAS 161 impacted only the disclosure and not the accounting treatment for derivative instruments and related hedged items, the adoption of SFAS 161 did not have an impact on our consolidated financial condition or results of operations. Refer to Note 13 for disclosures required by SFAS 161.

FSP FAS No. 107-1 and APB No. 28-1 (FASB ASC 825) — As of June 30, 2009, we adopted FSP FAS No. 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1), which amends SFAS 107 (FASB ASC 825), Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim periods. Additionally, the guidance amends APB 28 (FASB ASC 270), Interim Financial Reporting, to require these disclosures in all interim financial statements. Since the guidance relates only to disclosures, adoption did not have a material effect on our consolidated financial condition or results of operations.

FSP FAS No. 115-2 and FSP FAS No. 124-2 (FASB ASC 320) — As of April 1, 2009, we adopted FSP FAS No. 115-2 and FSP FAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FSP FAS 124-2), which amends the guidance for determining and recognizing impairment on debt securities. Under this FSP, an other-than-temporary impairment must be recognized if an entity has the intent to sell the debt security or if it is more-likely-than-not that it will be required to sell the debt security before recovery of its amortized cost basis. In addition, the guidance changes the amount of impairment to be recognized in current period earnings when an entity does not have the intent to sell or it is not more-likely-than-not that it will be required to sell the debt security. In these cases, only the amount of the impairment associated with credit losses is recognized in earnings with all other fair value components in other comprehensive income. The guidance also requires additional disclosures regarding the calculation of credit losses as well as factors considered in reaching a conclusion that an investment is not other-than-temporarily impaired. This FSP is effective for periods ending after June 15, 2009. The adoption of FSP 115-2 and FSP 124-2 did not have a material impact on our consolidated financial condition or results of operations.

FSP FAS No. 157-4 (FASB ASC 820) — As of April 1, 2009, we adopted FSP FAS No. 157-4, Determining Whether a Market is Not Active and a Transaction is Not Distressed (FSP FAS 157-4), which clarifies the guidance for determining fair value under SFAS 157 (FASB ASC 820), Fair Value Measurements. This guidance provides application guidance to assist preparers in determining whether an observed transaction has occurred in an inactive market and is also distressed. This FSP is effective for periods ending after June 15, 2009. The impact of adopting FSP FAS 157-4 did not have a material impact on our consolidated financial condition or results of operations.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Recently Issued Accounting Standards

SFAS No. 166 — In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (SFAS 166), to simplify guidance for transfers of financial assets in SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. The guidance removes the concept of a qualifying special-purpose entity (QSPE), which will result in securitization and other asset-backed financing vehicles to be evaluated for consolidation under SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167). SFAS 166 also expands legal isolation analysis, limits when a portion of a financial asset can be derecognized, and clarifies that an entity must consider all arrangements or agreements made contemporaneously with, or in contemplation of, a transfer when applying the derecognition criteria. SFAS 166 is effective for first annual reporting periods beginning after November 15, 2009, and is to be applied prospectively. The elimination of the QSPE concept will require us to retrospectively assess all current off-balance sheet QSPE structures for consolidation under SFAS 167 and record a cumulative-effect adjustment to retained earnings for any consolidation change. Retrospective application of SFAS 166, specifically the QSPE removal, is being assessed as part of SFAS 167, noted below.

SFAS No. 167 — In June 2009, the FASB issued SFAS 167, which addresses the primary beneficiary assessment criteria for determining whether an entity is to consolidate a variable interest entity (VIE). An entity shall consolidate a VIE (and thus be considered the primary beneficiary) if it contains both the following characteristics: the power to direct the activities of the VIE that most significantly affects economic performance and the obligation to absorb losses or right to receive benefits that could potentially be significant to the VIE. SFAS 167 also provides guidance in relation to the elimination of the QSPE concept from SFAS 166. This statement is effective for first annual reporting periods beginning after November 15, 2009. Due to market movements prior to the effective date, continued interpretation around concepts within the accounting guidance, and internal mitigation initiatives, the estimate of the impact is not available at this time. We anticipate the primary impact will be an increase in the size of our balance sheet due to the consolidation of certain securitization transactions that are currently off balance sheet.

2.	Discontinued Operations and Held-for-sale Operations

During the three months ended September 30, 2009, we committed to sell the U.S. consumer property and casualty insurance business of our Insurance operations. These operations provide vehicle and home insurance in the United States through a number of distribution channels, including independent agents, affinity groups, and the internet. In connection with the classification of these operations as held-for-sale we recognized a pretax loss, including direct costs to transact a sale, of $48 million during the three months ended September 30, 2009. The loss represents the impairment recognized to present the discontinued operations at the lower of cost or fair value less costs to sell. The fair value less costs to sell was determined based on sales price negotiations with potential third-party purchasers (a level 2 fair value input). We expect to complete the sale during the first quarter of 2010.

Similarly, during the three months ended September 30, 2009, we also committed to sell certain operations of our International Automotive Finance operations. These include the sale of our Argentina operations and our Masterlease operations in the United Kingdom and Italy. Our Masterlease operations provide full-service individual leasing and fleet leasing products, including maintenance, fleet, and accident management services as well as fuel programs, short-term vehicle rental, and title and licensing services. In connection with the classification of these operations as held-for-sale we recognized a pretax loss of $227 million during the three months ended September 30, 2009. The loss represents the impairment recognized to present the discontinued operations at the lower of cost or fair value less costs to sell. The fair value less costs to sell was determined based on sales price negotiations with potential third-party purchasers (a level 2 fair value input). We expect to complete the sales of these operations within the next twelve months.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Selected financial information of these discontinued operations held-for-sale is summarized below.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2009	2008	2009	2008
Select Insurance operations
Total net revenue	$281	$360	$900	$1,093
Pretax (loss) income including direct costs to transact a sale	(25)	31	(568)	82
Tax (benefit) expense	(96)	5	(80)	19
Select International operations
Total net revenue	39	22	85	103
Pretax loss including direct costs to transact a sale	(220)	(15)	(228)	(14)
Tax (benefit) expense	(53)	(4)	(51)	2

At September 30, 2009, we classified the assets and liabilities of these operations as discontinued operations held-for-sale, as the associated operations and cash flows will be eliminated from our ongoing operations and we will not have any significant continuing involvement in their operations after the respective sale transactions. For all periods presented, all of the operating results for these operations have been removed from continuing operations and are presented separately as discontinued operations, net of tax. The Notes to Condensed Consolidated Financial Statements have been adjusted to exclude discontinued operations unless otherwise noted.

The assets and liabilities of these discontinued operations held-for-sale at September 30, 2009, are summarized below.

($ in millions)	Select Insurance operations (a)	Select International operations (b)	Total discontinued operations held-for-sale
Assets
Cash and cash equivalents	$557	$5	$562
Investment securities — available-for-sale	293	—	293
Finance receivables and loans, net of unearned income
Consumer	—	111	111
Commercial	—	2	2
Allowance for loan losses	—	(4)	(4)

Total finance receivables and loans, net	—	109	109
Investment in operating leases, net	—	432	432
Premiums receivable and other insurance assets	982	—	982
Other assets	16	45	61

Total assets	$1,848	$591	$2,439

Liabilities
Debt
Unsecured	$34	$13	$47
Secured	—	137	137

Total debt	34	150	184

Interest payable	—	1	1
Unearned insurance premiums and service revenue	419	—	419
Reserves for insurance losses and loss adjustment expenses	1,038	—	1,038
Accrued expenses and other liabilities	77	63	140

Total liabilities	$1,568	$214	$1,782

(a)	Includes the U.S. consumer property and casualty insurance business of our Insurance operations.
(b)	Includes the International Automotive Finance operations of Argentina and Masterlease in the United Kingdom and Italy.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3.	Other Income, Net of Losses

Details of other income, net of losses, were as follows:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2009	2008	2009	2008
Real estate services, net	$(5)	$(25)	$(263)	$(34)
Service fees on transactions with GM (a)	(20)	(50)	(63)	(101)
Full-service leasing fees	67	82	193	235
Late charges and other administrative fees (b)	47	41	122	127
Mortgage processing fees and other mortgage income	46	214	59	(38)
Other equity method investments	3	(8)	10	(46)
Insurance service fees	13	12	39	39
Factoring commissions	9	14	25	38
Specialty lending fees	11	11	25	33
Fair value adjustment on certain derivatives (c)	(31)	(60)	(92)	37
Changes due to fair value option elections, net (d)	(55)	(72)	(147)	(200)
Other, net	174	(124)	159	(26)

Total other income, net of losses	$259	$35	$67	$64

(a)	Refer to Note 15 for a description of our relationship with GM.
(b)	Includes nonmortgage securitization fees.
(c)	Refer to Note 13 for a description of derivative instruments and hedging activities.
(d)	Refer to Note 16 for a description of fair value option elections.

4.	Other Operating Expenses

Details of other operating expenses were as follows:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2009	2008	2009	2008
Insurance commissions	$177	$214	$505	$639
Technology and communications expense	137	156	450	442
Professional services	145	147	394	469
Advertising and marketing	51	44	126	122
Mortgage representation and warranty expense, net	515	112	922	213
Premises and equipment depreciation	22	38	74	121
Rent and storage	32	49	91	145
Full-service leasing vehicle maintenance costs	65	74	184	213
Lease and loan administration	38	38	120	117
Automotive remarketing and repossession	45	73	153	227
Restructuring expenses	9	90	12	84
Other	356	693	799	1,357

Total other operating expenses	$1,592	$1,728	$3,830	$4,149

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

5.	Investment Securities

Our portfolio of securities includes bonds, equity securities, asset- and mortgage-backed securities, notes, interests in securitization trusts, and other investments. The cost, fair value, and gross unrealized gains and losses on available-for-sale and held-to-maturity securities were as follows:

	September 30, 2009				December 31, 2008
	Cost	Gross unrealized		Fair value	Cost	Gross unrealized		Fair value
($ in millions)		gains	losses			gains	losses
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$4,365	$36	$(2)	$4,399	$389	$31	$—	$420
States and political subdivisions	788	48	(4)	832	876	31	(26)	881
Foreign government	1,546	25	(5)	1,566	887	25	—	912
Mortgage-backed
Residential (a)	3,373	76	(25)	3,424	191	6	(2)	195
Commercial	6	—	—	6	17	—	(2)	15
Asset-backed	882	5	(1)	886	664	—	(2)	662
Corporate debt securities	1,476	74	(23)	1,527	2,431	24	(165)	2,290
Other	197	—		197	350	4	(1)	353

Total debt securities (b)	12,633	264	(60)	12,837	5,805	121	(198)	5,728
Equity securities	579	79	(30)	628	525	79	(98)	506

Total available-for-sale securities	$13,212	$343	$(90)	$13,465	$6,330	$200	$(296)	$6,234

Held-to-maturity securities
Total held-to-maturity securities	$3	$—	$—	$3	$3	$—	$—	$3

(a)	Residential mortgage-backed securities include agency-backed bonds totaling $2,221 million and $16 million at September 30, 2009, and December 31, 2008, respectively.
(b)	In connection with certain borrowings and letters of credit relating to certain assumed reinsurance contracts, $184 million and $154 million of primarily U.S. Treasury securities were pledged as collateral as of September 30, 2009, and December 31, 2008, respectively.

The fair value for our portfolio of trading securities was as follows:

($ in millions)	September 30, 2009	December 31, 2008
Trading securities
U.S. Treasury	$—	$409
Mortgage-backed
Residential	206	553
Commercial	—	7
Asset-backed	702	237
Debt and other	—	1

Total trading securities	$908	$1,207

We employ a systematic methodology that considers available evidence in evaluating potential other-than-temporary impairment of our investments classified as available-for-sale. If the cost of an investment exceeds its fair value, we evaluate, among other factors, the magnitude and duration of the decline in fair value, the financial health of and business outlook for the issuer, changes to the rating of the security by a rating agency, the performance of the underlying assets for interests in securitized assets, whether we intend to sell the investment, and whether it is more-likely-than-not we will be required to sell the debt security before recovery of its amortized cost basis. We had other-than-temporary impairment write-downs of $0 million and $47 million for the three months and nine months ended September 30, 2009, respectively, compared to $173 million and $195 million for the three months and nine months ended September 30, 2008, respectively.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The table below summarizes available-for-sale securities in an unrealized loss position in accumulated other comprehensive income. Based on the methodology described above, which has been applied to these securities, we believe that the unrealized losses relate to factors other than credit losses in the current market environment. As of September 30, 2009, we do not intend to sell the debt securities with an unrealized loss position in accumulated other comprehensive income, and it is not more-likely-than-not that we will be required to sell these securities before recovery of their amortized cost basis. Also, as of September 30, 2009, we have the ability and intent to hold equity securities with an unrealized loss position in accumulated other comprehensive income. As a result, we believe that the securities with an unrealized loss in accumulated other comprehensive income are not considered to be other-than-temporarily impaired as of September 30, 2009.

	September 30, 2009				December 31, 2008
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
($ in millions)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$306	$ (2)	$—	$ —	$7	$ —	$1	$ —
States and political subdivisions	28	(3)	16	(1)	251	(18)	56	(8)
Foreign government securities	432	(5)	2	—	36	—	19	—
Mortgage-backed securities	656	(20)	9	(5)	19	(2)	23	(2)
Asset-backed securities	35	(1)	2	—	13	(2)	18	—
Corporate debt securities	32	(7)	160	(16)	1,190	(144)	235	(21)
Other	27	—	—	—	1	—	4	—

Total temporarily impaired debt securities	1,516	(38)	189	(22)	1,517	(166)	356	(31)
Equity securities	107	(14)	59	(16)	249	(98)	4	—

Total available-for-sale securities	$1,623	$(52)	$248	$(38)	$1,766	$(264)	$360	$(31)

6.	Finance Receivables and Loans, Net of Unearned Income and Loans Held-for-sale

The composition of finance receivables and loans, net of unearned income outstanding, before allowance for loans losses, was as follows:

	September 30, 2009			December 31, 2008
($ in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total
Consumer
Retail automotive	$12,742	$18,715	$31,457	$16,281	$21,705	$37,986
Residential mortgages (a)	18,759	3,629	22,388	21,319	4,658	25,977

Total consumer	31,501	22,344	53,845	37,600	26,363	63,963

Commercial
Automotive
Wholesale	17,876	5,964	23,840	16,035	8,094	24,129
Leasing and lease financing	87	541	628	211	634	845
Term loans to dealers and other	2,385	442	2,827	2,608	531	3,139
Commercial and industrial	5,019	784	5,803	4,884	1,157	6,041
Real estate construction and other	318	191	509	1,696	260	1,956

Total commercial	25,685	7,922	33,607	25,434	10,676	36,110

Total finance receivables and loans (b)	$57,186	$30,266	$87,452	$63,034	$37,039	$100,073

(a)	Domestic residential mortgages include $1.5 billion and $1.9 billion at fair value as a result of fair value option election as of September 30, 2009, and December 31, 2008, respectively. Refer to Note 16 for additional information.
(b)	Net of unearned income of $2.7 billion and $3.4 billion as of September 30, 2009, and December 31, 2008, respectively.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The composition of loans held-for-sale was as follows:

($ in millions)	September 30, 2009	December 31, 2008
Consumer
Retail automotive	$ 8,491	$3,805
Residential mortgages	6,458	2,629

Total consumer	14,949	6,434
Commercial
Automotive wholesale	—	252
Commercial and industrial (a)	14	1,233

Total commercial	14	1,485

Total loans held-for-sale	$14,963	$7,919

(a)	The balance as of December 31, 2008, is primarily related to the resort finance business of our Commercial Finance Group, which provides debt capital to resort and timeshare developers. As of March 31, 2009, the resort finance business was reclassified from loans held-for-sale to commercial finance receivables and loans, net of unearned income, on the Condensed Consolidated Balance Sheet because it was unlikely a sale would occur within the foreseeable future.

The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans, net of unearned income.

	Three months ended September 30,
	2009			2008
($ in millions)	Consumer	Commercial	Total	Consumer	Commercial	Total
Allowance at July 1,	$2,307	$ 994	$ 3,301	$1,918	$630	$2,548
Provision for loan losses	560	144	704	910	189	1,099
Charge-offs
Domestic	(682)	(244)	(926)	(403)	(53)	(456)
Foreign	(158)	(37)	(195)	(79)	(10)	(89)

Total charge-offs	(840)	(281)	(1,121)	(482)	(63)	(545)

Recoveries
Domestic	62	5	67	46	16	62
Foreign	20	—	20	18	1	19

Total recoveries	82	5	87	64	17	81

Net charge-offs	(758)	(276)	(1,034)	(418)	(46)	(464)
Other	(3)	6	3	(43)	(8)	(51)

Allowance at September 30,	$2,106	$ 868	$ 2,974	$2,367	$765	$3,132

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Nine months ended September 30,
	2009			2008
($ in millions)	Consumer	Commercial	Total	Consumer	Commercial	Total
Allowance at January 1,	$2,536	$ 897	$3,433	$2,141	$ 614	$2,755
Provision for loan losses	1,992	716	2,708	1,990	355	2,345
Charge-offs
Domestic	(1,922)	(716)	(2,638)	(1,203)	(209)	(1,412)
Foreign	(773)	(55)	(828)	(258)	(11)	(269)

Total charge-offs	(2,695)	(771)	(3,466)	(1,461)	(220)	(1,681)

Recoveries
Domestic	172	11	183	153	19	172
Foreign	49	5	54	53	3	56

Total recoveries	221	16	237	206	22	228

Net charge-offs	(2,474)	(755)	(3,229)	(1,255)	(198)	(1,453)
Reduction of allowance due to fair value option election (a)	—	—	—	(489)	—	(489)
Other	52	10	62	(20)	(6)	(26)

Allowance at September 30,	$2,106	$ 868	$2,974	$2,367	$ 765	$3,132

(a)	Represents the reduction of allowance as a result of fair value option election made effective January 1, 2008. Refer to Note 16 for additional information.

As a result of becoming a bank holding company, we changed our charge-off policy for first-lien mortgage and retail automotive loans to comply with the Federal Financial Institutions Examination Council (FFIEC) guidelines. An incremental charge-off was taken during the period of implementation. Prior period charge-offs and unpaid principal balances were not restated. Subsequent charge-offs in future periods are possible should collateral values decline further.

During the third quarter of 2009, we changed our charge-off policy to write down retail automotive loans to estimated collateral value, less costs to sell, once a loan becomes 120 days past due. The impact of this change resulted in incremental charge-offs of $134 million during the three months ended September 30, 2009.

Additionally, during the second quarter of 2009, we changed the charge-off policy to write down first-lien mortgage loans to estimated collateral value, less costs to sell, once a mortgage loan becomes 180 days past due. The impact of this change resulted in incremental charge-offs of $318 million during the three months ended June 30, 2009.

7.	Off-balance Sheet Securitizations

We sell pools of automotive and residential mortgage loans via securitization transactions that qualify for off-balance sheet treatment under GAAP. The purpose of these securitizations is to provide permanent funding and asset and liability management. In executing the securitization transactions, we typically sell the pools to wholly owned special-purpose entities (SPEs), which then sell the loans to a separate, transaction-specific, bankruptcy-remote SPE (a securitization trust) for cash, servicing rights, and in some transactions, retained interests. The securitization trust issues and sells interests to investors that are collateralized by the secured loans and entitle the investors to specified cash flows generated from the securitized loans. The following discussion and related information is only applicable to the transfers of finance receivables and loans that qualify as off-balance sheet.

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

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

As part of our securitizations, we typically retain servicing responsibilities and other retained interests. Accordingly, our servicing responsibilities result in continued involvement in the form of servicing the underlying asset (primary servicing) and/or servicing the bonds resulting from the securitization transactions (master servicing) through servicing platforms. As noted above, certain securitizations require the servicer to advance scheduled principal and interest payments due on the pool regardless of whether they are received from borrowers. Accordingly, we are required to provide these servicing advances when applicable. In certain of our securitizations, we may be required to fund certain investor-triggered put redemptions and are allowed to reimburse ourselves by repurchasing loans at par. Typically, we have concluded that the fee we are paid for servicing retail automotive finance receivables represents adequate compensation, and consequently we do not recognize a servicing asset or liability. We do not recognize a servicing asset or liability for automotive wholesale loans because of their short-term revolving nature. Additionally, we retain the rights to cash flows remaining after the investors in most securitization trusts have received their contractual payments. In certain retail automotive securitization transactions, retail receivables are sold on a servicing retained basis with no servicing compensation, and as such, a servicing liability is established and reported as accrued expenses and other liabilities. As of September 30, 2009, and December 31, 2008, servicing liabilities of less than $1 million and $1 million, respectively, were outstanding related to these retail automotive securitization transactions. Refer to Note 1 and Note 22 to the Consolidated Financial Statements in our 2008 Annual Report on Form 10-K regarding the valuation of servicing rights.

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

The investors and/or securitization trusts have no recourse to us with the exception of market customary representation and warranty repurchase provisions and, in certain transactions, early payment default provisions. Representation and warranty repurchase provisions generally require us to repurchase loans to the extent it is subsequently determined that the loans were ineligible or were otherwise defective at the time of sale. Due to market conditions, early payment default provisions were included in certain securitization transactions that require us to repurchase loans if the borrower is delinquent in making certain specific payments subsequent to the sale.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

As required under GAAP, the loans sold into off-balance sheet securitization transactions are removed from our balance sheet. The assets obtained from the securitization are reported as cash, retained interests, or servicing rights. We have elected fair value treatment for our existing mortgage servicing rights portfolio. We classify our retained interest portfolio as trading securities, available-for-sale securities, or other assets. The portfolio is carried at fair value with valuation adjustments reported through earnings or equity. We report the valuation adjustments related to trading securities as other income (loss) on investments, net, in our Condensed Consolidated Statement of Income. The valuation adjustments related to unrealized gains and losses of our available-for-sale securities are reported as a component of accumulated other comprehensive income on our Condensed Consolidated Balance Sheet. We report the realized gains and losses of our available-for-sale securities as other income (loss) on investments, net, in our Condensed Consolidated Statement of Income. The valuation adjustments and any gains and losses recognized by our retained interests classified as other assets are reported as other income, net of losses, in our Condensed Consolidated Statement of Income. Liabilities incurred as part of the transaction, such as representation and warranties provisions, are recorded at fair value at the time of sale and are reported as accrued expenses and other liabilities on our Condensed Consolidated Balance Sheet. Upon the sale of the loans, we recognize a gain or loss on sale for the difference between the assets recognized, the assets derecognized, and the liabilities recognized as part of the transaction.

The following summarizes the pretax gains and losses recognized on the types of loans sold into off-balance sheet securitization transactions:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2009	2008	2009	2008
Retail finance receivables	$—	$—	$—	$(68)
Automotive wholesale loans	8	47	110	219
Mortgage loans	—	3	(4)	(159)

Total pretax gain (loss) on off-balance sheet activities	$ 8	$50	$106	$(8)

The following summarizes the type and amount of loans held by the securitization trusts in transactions that qualified for off-balance sheet treatment:

($ in billions)	September 30, 2009	December 31, 2008
Retail finance receivables	$ 8.9	$ 13.3
Automotive wholesale loans	—	12.5
Mortgage loans (a)	109.0	126.2

Total off-balance sheet activities	$117.9	$152.0

(a)	Excludes $1.8 billion and $1.6 billion of loans held by securitization trusts as of September 30, 2009, and December 31, 2008, respectively, that we have the option to repurchase as they are included in consumer finance receivable and loans and mortgage loans held-for-sale.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents components of securitized financial assets and other assets managed.

	Total finance receivables and loans
($ in millions)	September 30, 2009	December 31, 2008
Retail automotive	$ 48,495	$ 55,884
Retail mortgage	137,875	154,841

Total consumer	186,370	210,725

Wholesale	23,841	35,205
Other automotive and commercial	9,766	11,981

Total commercial	33,607	47,186

Total managed portfolio (a)	219,977	257,911
Securitized finance receivables and loans	(117,562)	(149,919)
Loans held-for-sale (unpaid principal)	(14,963)	(7,919)

Total finance receivables and loans	$ 87,452	$ 100,073

(a)	Managed portfolio represents finance receivables and loans, net of unearned income, and loans held-for-sale on the balance sheet and finance receivables and loans that have been securitized and sold, excluding securitized finance receivables and loans that we continue to service but in which we retain no interest or risk of loss.

8.	Mortgage Servicing Rights

We define our classes of mortgage servicing rights (MSRs) based on both the availability of market inputs and the manner in which we manage the risks of our servicing assets and liabilities.

The following tables summarize activity related to MSRs carried at fair value.

	Three months ended September 30,
($ in millions)	2009	2008
Estimated fair value at July 1,	$3,509	$5,417
Additions from purchases of servicing assets	6	—
Additions obtained from sales of financial assets	206	225
Subtractions from sales of servicing assets	—	(310)
Changes in fair value
Due to changes in valuation inputs or assumptions used in the valuation model	(216)	(399)
Other changes in fair value	(278)	(189)
Other changes that affect the balance	16	(19)

Estimated fair value at September 30,	$3,243	$4,725

	Nine months ended September 30,
($ in millions)	2009	2008
Estimated fair value at January 1,	$2,848	$4,703
Additions from purchases of servicing assets	12	—
Additions obtained from sales of financial assets	579	1,025
Subtractions from sales of servicing assets	(19)	(484)
Changes in fair value
Due to changes in valuation inputs or assumptions used in the valuation model	779	125
Recognized day-one gains on previously purchased MSRs upon adoption of fair value measurements (a)	—	11
Other changes in fair value	(970)	(655)
Other changes that affect the balance	14	—

Estimated fair value at September 30,	$3,243	$4,725

(a)	Refer to Note 16 for additional information.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

As of September 30, 2009, we pledged MSRs of $2.2 billion as collateral for borrowings compared to $1.8 billion as of December 31, 2008. For a description of MSRs and the related hedging strategy, refer to Notes 9 and 16 to the Consolidated Financial Statements in our 2008 Annual Report on Form 10-K.

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

Key assumptions we use in valuing our MSRs are as follows:

	September 30,
	2009	2008
Range of prepayment speeds	0.7–49.4%	0.7–46.5%
Range of discount rates	3.0–130.0%	4.8–31.6%

The primary risk of our servicing rights is interest rate risk and the resulting impact on prepayments. A significant decline in interest rates could lead to higher-than-expected prepayments, which could reduce the value of the MSRs. Historically, we have economically hedged the income statement impact of these risks with both derivative and nonderivative financial instruments. These instruments include interest rate swaps, caps and floors, options to purchase these items, futures, and forward contracts and/or purchasing or selling U.S. Treasury and principal-only securities. The fair value of derivative financial instruments used to mitigate these risks amounted to $675 million and $369 million at September 30, 2009 and 2008, respectively. The change in fair value of the derivative financial instruments amounted to a loss of $519 million and a gain of $493 million for the nine months ended September 30, 2009 and 2008, respectively, and is included in servicing asset valuation and hedge activities, net, in the Condensed Consolidated Statement of Income.

The components of servicing fees on MSRs were as follows:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2009	2008	2009	2008
Contractual servicing fees, net of guarantee fees, and including subservicing	$272	$307	$835	$959
Late fees	18	27	63	94
Ancillary fees	38	35	112	101

Total	$328	$369	$1,010	$1,154

ResCap and certain of ResCap’s subsidiaries that conduct ResCap’s primary and master servicing activities are required to maintain certain servicer ratings in accordance with master agreements entered into with the government-sponsored entities. The servicer ratings provided by certain rating agencies are highly correlated with ResCap’s consolidated tangible net worth and overall financial strength. At September 30, 2009, Rescap and its subsidiaries were in compliance with the servicer-rating requirements of the master agreements.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

9.	Other Assets

Other assets consisted of:

($ in millions)	September 30, 2009	December 31, 2008
Property and equipment at cost	$ 1,545	$ 1,535
Accumulated depreciation	(1,179)	(1,104)

Net property and equipment	366	431
Fair value of derivative contracts in receivable position	3,054	5,014
Restricted cash collections for securitization trusts (a)	3,467	3,143
Cash reserve deposits held-for-securitization trusts (b)	1,946	3,160
Restricted cash and cash equivalents	2,514	2,014
Servicer advances	1,955	2,126
Derivative collateral placed with counterparties	1,372	826
Goodwill	651	1,357
Repossessed and foreclosed assets, net (c)	455	916
Debt issuance costs	767	788
Investment in used vehicles held-for-sale	482	574
Real estate and other investments (d)	295	642
Accrued interest and rent receivable	383	591
Interests retained in securitization trusts	609	1,001
Intangible assets, net of accumulated amortization	35	60
Other assets	2,982	4,279

Total other assets	$ 21,333	$ 26,922

(a)	Represents cash collection from customer payments on securitized receivables. These funds are distributed to investors as payments on the related secured debt.
(b)	Represents credit enhancement in the form of cash reserves for various securitization transactions we have executed.
(c)	Net of any cumulative valuation adjustment recognized to adjust the assets to fair value less costs to sell.
(d)	Includes residential real estate investments of $82 million and $189 million and related accumulated depreciation of $2 million and $2 million at September 30, 2009, and December 31, 2008, respectively.

The changes in the carrying amounts of goodwill for the periods shown were as follows:

($ in millions)	International Automotive Finance operations	Insurance	Total
Goodwill at December 31, 2008	$ 490	$ 867	$1,357
Sale of reporting unit	—	(107)	(107)
Impairment losses (a)	—	(607)	(607)
Transfer to assets of discontinued operations held-for-sale	(13)	—	(13)
Foreign currency translation effect	10	11	21

Goodwill at September 30, 2009	$ 487	$ 164	$ 651

(a)	During the three months ended June 30, 2009, our Insurance operations initiated an evaluation of goodwill for potential impairment, which was in addition to our annual impairment evaluation. This test was initiated in light of a more-than-likely expectation that one of its reporting units or a significant portion of one of its reporting units would be sold. Based upon the preliminary results of the assessment, we concluded that the carrying value of one of its reporting units exceeded its fair value. The fair value was determined using an offer provided by a willing purchaser. As of September 30, 2009, these losses were classified with loss (income) from discontinued operations, net of tax, on the Condensed Consolidated Statement of Income.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

10.	Debt

	September 30, 2009			December 31, 2008
($ in millions)	Unsecured	Secured	Total	Unsecured	Secured	Total
Short-term debt
Commercial paper	$27	$—	$27	$146	$—	$146
Demand notes	1,159	—	1,159	1,342	—	1,342
Bank loans and overdrafts	1,387	—	1,387	2,963	—	2,963
Repurchase agreements and other (a)	818	5,917	6,735	657	5,278	5,935

Total short-term debt	3,391	5,917	9,308	5,108	5,278	10,386
Long-term debt
Due within one year	7,409	20,820	28,229	10,279	18,858	29,137
Due after one year (b)	33,851	30,009	63,860	37,101	48,972	86,073

Total long-term debt (c)	41,260	50,829	92,089	47,380	67,830	115,210
Fair value adjustment (d)	644	—	644	725	—	725

Total debt	$45,295	$56,746	$102,041	$53,213	$73,108	$126,321

(a)	Repurchase agreements consist of secured financing arrangements with third parties at our Mortgage operations. Other primarily includes nonbank secured borrowings and notes payable to GM. Refer to Note 15.
(b)	Includes $4,500 million as of September 30, 2009, guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program (TLGP).
(c)	Secured long-term debt includes $1,529 million and $1,899 million at fair value as of September 30, 2009, and December 31, 2008, respectively, as a result of fair value option election. Refer to Note 16 for additional information.
(d)	Amount represents the hedge accounting adjustment on fixed rate debt.

The following table presents the scheduled maturity of long-term debt at September 30, 2009, assuming that no early redemptions occur. The actual payment of secured debt may vary based on the payment activity of the related pledged assets.

Year ended December 31, ($ in millions)	Unsecured (a)	Secured (b)	Total
2009	$1,285	$4,668	$5,953
2010	7,481	20,436	27,917
2011	9,958	13,926	23,884
2012	9,572	3,195	12,767
2013	1,883	1,735	3,618
2014 and thereafter	15,644	2,850	18,494
Original issue discount (c)	(4,563)	—	(4,563)
Troubled debt restructuring concession (d)	—	489	489

Long-term debt	41,260	47,299	88,559
Collateralized borrowings in securitization trusts (e)	—	3,530	3,530

Total long-term debt	$41,260	$50,829	$92,089

(a)	Scheduled maturities of ResCap unsecured long-term debt are as follows: $0 million in 2009, $1,325 million in 2010, $208 million in 2011, $357 million in 2012, $532 million in 2013, and $215 million in 2014 and thereafter. These maturities exclude ResCap debt held by GMAC.
(b)	Scheduled maturities of ResCap secured long-term debt are as follows: $0 million in 2009, $1,578 million in 2010, $0 million in 2011, $0 million in 2012, $707 million in 2013, and $1,660 million in 2014 and thereafter. These maturities exclude ResCap debt held by GMAC and collateralized borrowings in securitization trusts.
(c)	Scheduled remaining amortization of original issue discount is as follows: $317 million in 2009, $1,243 million in 2010, $1,014 million in 2011, $335 million in 2012, $248 million in 2013, and $1,406 million in 2014 and thereafter.
(d)	In the second quarter of 2008, ResCap executed an exchange offer that resulted in a concession being recognized as an adjustment to the carrying value of certain new secured notes. This concession is being amortized over the life of the new notes through a reduction to interest expense using an effective yield methodology. Scheduled remaining amortization of the troubled debt restructuring concession is as follows: $32 million in 2009, $110 million in 2010, $101 million in 2011, $105 million in 2012, $83 million in 2013, and $58 million in 2014 and thereafter.
(e)	Collateralized borrowings in securitization trusts represents mortgage-lending-related debt that is repaid upon the principal payments of the underlying assets.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following summarizes assets restricted as collateral for the payment of the related debt obligation primarily arising from secured financing arrangements, securitization transactions accounted for as secured borrowings and repurchase agreements:

	September 30, 2009		December 31, 2008
($ in millions)	Assets	Related secured debt (a)	Assets	Related secured debt (a)
Loans held-for-sale	$320	$98	$1,549	$660
Mortgage assets held-for-investment and lending receivables	6,224	3,921	7,011	5,422
Retail automotive finance receivables (b)	23,823	17,354	30,676	22,091
Wholesale automotive finance receivables	12,993	8,624	20,738	11,857
Investment securities	97	—	646	481
Investment in operating leases, net	16,855	11,618	18,885	16,744
Real estate investments and other assets	4,957	5,387	6,579	6,550
Ally Bank (c)	24,288	9,744	25,548	9,303

Total	$89,557	$56,746	$111,632	$73,108

(a)	Included as part of secured debt are repurchase agreements of $31 million and $588 million where we have pledged assets as collateral for approximately the same amount of debt at September 30, 2009, and December 31, 2008, respectively.
(b)	Included as part of retail automotive finance receivables are $1.0 billion of assets and $941 million of secured debt related to Ally Bank.
(c)	Ally Bank has an advance agreement with the Federal Home Loan Bank of Pittsburgh (FHLB) and access to the Federal Reserve Bank Discount Window and Term Auction Facility program. Ally Bank had assets pledged and restricted as collateral to the FHLB and Federal Reserve Bank totaling $19.8 billion and $21.9 billion as of September 30, 2009, and December 31, 2008, respectively. Furthermore, under the advance agreement, the FHLB has a blanket lien on certain Ally Bank assets including approximately $13.3 billion and $18.3 billion in real estate-related finance receivables and loans and $2.8 billion and $1.6 billion in other assets as of September 30, 2009, and December 31, 2008, respectively. Availability under these programs is generally only for the operations of Ally Bank and cannot be used to fund the operations or liabilities of GMAC or its subsidiaries.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Funding Facilities

The following table highlights credit capacity under our secured and unsecured funding facilities as of September 30, 2009, and December 31, 2008. We utilize both committed and uncommitted credit facilities. The financial institutions providing the uncommitted facilities are not legally obligated to advance funds under them. The amounts in the outstanding column in the table below are generally included on our Condensed Consolidated Balance Sheets with the exception of approximately $3.6 billion, which is mainly composed of funding generated by special-purpose entities known as New Center Asset Trust (NCAT) and Total Asset Collateralized Notes LLC (TACN).

	Total capacity		Current capacity (a)		Potential capacity (b)		Outstanding
($ in billions)	Sept 30, 2009	Dec 31, 2008	Sept 30, 2009	Dec 31, 2008	Sept 30, 2009	Dec 31, 2008	Sept 30, 2009	Dec 31, 2008
Committed unsecured
Global Automotive Finance operations	$0.8	$1.7	$0.1	$0.2	$—	$—	$0.7	$1.5
Committed secured
Global Automotive Finance operations (c)	38.6	56.2	1.0	0.7	7.7	15.6	29.9	39.9
Mortgage operations	2.4	5.4	—	—	0.4	2.3	2.0	3.1
Other	0.5	2.8	—	—	0.2	0.9	0.3	1.9

Total committed facilities	42.3	66.1	1.1	0.9	8.3	18.8	32.9	46.4

Uncommitted unsecured
Global Automotive Finance operations	1.1	2.1	0.1	0.2	—	—	1.0	1.9
Mortgage operations	—	0.1	—	0.1	—	—	—	—
Uncommitted secured
Global Automotive Finance operations	6.3	4.4	2.0	4.1	—	—	4.3	0.3
Mortgage operations	7.1	9.5	0.7	0.2	0.2	—	6.2	9.3

Total uncommitted facilities	14.5	16.1	2.8	4.6	0.2	—	11.5	11.5

Total	$56.8	$82.2	$3.9	$5.5	$8.5	$18.8	$44.4	$57.9

Whole-loan forward flow agreements (d)	$12.3	$17.8	$—	$—	$12.3	$17.8	$—	$—

Total commitments	$69.1	$100.0	$3.9	$5.5	$20.8	$36.6	$44.4	$57.9

(a)	Funding is generally available upon request as excess collateral resides in certain facilities.
(b)	Funding is generally available to the extent incremental collateral is contributed to the facilities.
(c)	Potential capacity at December 31, 2008, included undrawn credit commitments that served as backup liquidity to support our asset-backed commercial paper program (NCAT). There was $9.0 billion of potential capacity that was supporting $8.0 billion of outstanding NCAT commercial paper as of December 31, 2008. The NCAT commercial paper outstanding was not included on our Condensed Consolidated Balance Sheets.
(d)	Represents commitments of financial institutions to purchase U.S. automotive retail assets.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

11.	Deposit Liabilities

Deposit liabilities consisted of the following:

($ in millions)	September 30, 2009	December 31, 2008
Domestic deposits
Noninterest-bearing deposits	$ 2,300	$ 1,466
NOW and money market checking accounts	6,070	3,609
Certificates of deposit	18,891	13,704
Dealer wholesale deposits	829	339
Dealer term-loan deposits	9	3

Total domestic deposits	28,099	19,121

Foreign deposits
NOW and money market checking accounts	13	9
Certificates of deposit	1,089	638
Dealer wholesale deposits	123	39

Total foreign deposits	1,225	686

Total deposit liabilities	$29,324	$19,807

Noninterest-bearing deposits primarily represent third-party escrows associated with our Mortgage operations’ loan servicing portfolio. The escrow deposits are not subject to an executed agreement and can be withdrawn without penalty at any time. Certificates of deposit included $10.2 billion and $9.6 billion of brokered certificates of deposit at September 30, 2009, and December 31, 2008, respectively.

As of September 30, 2009, domestic certificates of deposit in denominations of $100 thousand or more totaled $4.7 billion.

12.	Regulatory Capital

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

The risk-based capital ratio is determined by allocating assets and specified off-balance sheet financial instruments into nine weighted categories with higher levels of capital being required for the categories perceived as representing greater risk. Under the guidelines, total capital is divided into two tiers: Tier 1 capital and Tier 2 capital. Tier 1 capital generally consists of common equity, minority interests, and qualifying preferred stock (including fixed-rate cumulative preferred stock issued and sold to the U.S. Department of Treasury) less goodwill and other adjustments. Tier 2 capital generally consists of preferred stock not qualifying as Tier 1 capital, limited amounts of subordinated debt, the allowance for loan losses, and other adjustments. The amount of Tier 2 capital may not exceed the amount of Tier 1 capital.

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

In conjunction with the conclusion of the Supervising Capital Assessment Program (S-CAP), the banking regulators have developed a new measure of capital called “Tier 1 common” defined as Tier 1 capital less noncommon elements including qualified perpetual preferred stock, qualifying minority interest in subsidiaries and qualifying trust preferred securities.

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

The minimum risk-based capital requirements adopted by the federal banking agencies follow the Capital Accord of the Basel Committee on Banking Supervision. Currently all U.S. banks are subject to the Basel I capital rules. The Basel Committee issued Basel II Capital Rules, and the U.S. regulators have issued companion rules applicable to certain U.S. domiciled institutions. GMAC qualifies as a “mandatory” bank holding company that must comply with the U.S. Basel II rules. The Basel Committee on Banking Supervision has issued additional guidance regarding market risk capital rules and Basel II capital rules for securitizations. U.S. banking regulators have not yet issued any companion proposals. We continue to monitor developments with respect to Basel II requirements and are working to ensure successful execution within the required time.

The following table summarizes our capital ratios. GMAC was not required to calculate risk-based capital ratios, a leverage ratio, or a Tier 1 common ratio prior to becoming a bank holding company in December 2008. Therefore, the methodology of calculating these ratios may be refined over time.

	September 30, 2009
($ in millions)	Amount	Ratio	Required minimum		Well-capitalized minimum
Risk-based capital
Tier 1 (to risk-weighted assets)
GMAC Inc.	$23,795	14.41%	4.00%		6.00%
Ally Bank	7,231	22.11%		(a)	6.00%
Total (to risk-weighted assets)
GMAC Inc.	$26,127	15.82%	15.00%	(b)	10.00%
Ally Bank	7,645	23.37%		(a)	10.00%
Tier 1 leverage (to adjusted average assets) (c)
GMAC Inc.	$23,795	13.50%	3.00–4.00%			(d)
Ally Bank	7,231	16.57%		(a)	5.00%
Tier 1 common (to risk-weighted assets)
GMAC Inc.	$10,008	6.06%	n/a		n/a
Ally Bank	n/a	n/a	n/a		n/a

(a)	Ally Bank, in accordance with the FRB exemption from Section 23A, is required to maintain a Tier 1 leverage ratio of 15%. Ally Bank is also required to maintain well-capitalized levels for Tier 1 risk-based capital and total risk-based ratios pursuant to the CLMA.
(b)	GMAC, in accordance with the FRB exemption from Section 23A, is required to maintain a Total risk-based capital ratio of 15%.
(c)	Federal regulatory reporting guidelines require the calculation of adjusted average assets using a daily average methodology. We currently use a monthly average methodology. We are in the process of modifying information systems to address the daily average requirement.
(d)	There is no Tier 1 leverage component in the definition of a well-capitalized bank holding company.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

At September 30, 2009, GMAC and Ally Bank met all required minimum ratios and were “well-capitalized” under the federal regulatory agencies’ definitions as summarized in the table above.

In accordance with the Board of Governors of the Federal Reserve System’s S-CAP program, GMAC was required to increase the common shareholder equity component of Tier 1 capital by a total of $11.5 billion by no later than November 9, 2009. Furthermore, GMAC was also required to increase overall Tier 1 capital by $9.1 billion. Depending on the method of capital augmentation used, the increase in common shareholder equity could accomplish the increase in overall Tier 1 capital. As previously disclosed, in the second quarter of 2009, we received a $3.5 billion preferred stock investment from the U.S. Treasury that was counted towards new Tier 1 capital for the company toward the S-CAP program requirements and reduced the expected level of new capital required to $5.6 billion. Consistent with the S-CAP program requirements, we submitted a Capital Plan to the Federal Reserve Bank of Chicago in June 2009. We continue to work with the Federal Reserve and U.S. Department of Treasury regarding the amount of remaining capital that will be required and the final date by which such capital must be raised.

13.	Derivative Instruments and Hedging Activities

We enter into interest rate and foreign currency swaps, futures, forwards, options, and swaptions, in connection with our market risk management activities. Derivative instruments are used to manage interest rate risk relating to specific groups of assets and liabilities, including investment securities, loans held-for-sale, mortgage servicing rights, debt, and deposits. In addition, we use foreign exchange contracts to mitigate foreign currency risk associated with foreign-currency-denominated debt and foreign exchange transactions. Our primary objective for utilizing derivative financial instruments is to manage market risk volatility associated with interest rate and foreign currency risks related to the assets and liabilities of our automotive finance and mortgage operations. One of the key goals of our risk-mitigation strategy is to modify the asset and liability and interest rate mix including the assets and liabilities associated with securitization transactions that may be recorded as off-balance sheet SPEs. In addition, we use derivative financial instruments to mitigate the risk of changes in the fair values of loans held-for-sale and mortgage servicing rights.

Interest Rate Risk

We execute interest rate swaps to modify our exposure to interest rate risk by converting certain fixed-rate instruments to a variable rate. We also enter into derivative instrument contracts to hedge exposure to variability in cash flows related to variable-rate financial instruments.

We have applied hedge accounting for certain derivative instruments used to hedge fixed-rate and variable-rate debt. We monitor our mix of fixed- and variable-rate debt in relationship to the rate profile of our assets. When it is cost effective to do so, we may enter into interest rate swaps to achieve our desired mix of fixed- and variable-rate debt.

Our fair value hedges consist of hedges of fixed-rate debt obligations including those received through advances from the Federal Home Loan Bank of Pittsburgh (FHLB). Individual swaps are designated as one-for-one hedges of specific fixed-rate debt obligations, except for the advances from the FHLB, which are designated as hedges of a portfolio because the advances are grouped into similar liability pools. As of September 30, 2009, outstanding interest rate swaps designated as fair value accounting hedges held in an asset position had a fair value of $509 million. The outstanding notional amount as of September 30, 2009, was $17.8 billion.

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

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

As of September 30, 2009, outstanding contracts held in an asset position had a fair value of $1.1 billion, and those held in a liability position had a fair value of $446 million. The outstanding notional amount was $144.3 billion as of September 30, 2009.

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

We do not apply hedge accounting to our derivative portfolio held to economically hedge the IRLCs and mortgage and automotive loans held-for-sale. As of September 30, 2009, outstanding contracts held in an asset position had a fair value of $173 million, and those held in a liability position had a fair value of $204 million. The outstanding notional amount was $34.3 billion as of September 30, 2009.

•

Off-balance sheet securitization activities — We enter into interest rate swaps to facilitate securitization transactions where the underlying receivables are sold to a nonconsolidated qualifying special-purpose entity (QSPE). As the underlying assets are carried in a nonconsolidated entity, the interest rate swaps do not qualify for hedge accounting treatment. As of September 30, 2009, outstanding contracts held in an asset position had a fair value of $181 million. The outstanding notional amount was $5.4 billion as of September 30, 2009.

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

With the exception of a portion of our fixed-rate debt (which includes advances from the FHLB), we have not applied hedge accounting to our derivative portfolio held to economically hedge our debt portfolio. Typically, the significant terms of the interest rate swaps match the significant terms of the underlying debt resulting in an effective conversion of the rate of the related debt. As of September 30, 2009, outstanding contracts held in an asset position had a fair value of $487 million, and those held in a liability position had a fair value of $813 million. The outstanding notional was $71.7 billion as of September 30, 2009.

•

Callable debt obligations — We enter into cancellable interest rate swaps as economic hedges of certain callable fixed-rate debt in connection with our market risk management policy. If the hedging relationship does not meet a specified effectiveness assessment threshold, it will be treated as an economic hedge. All cancellable swaps hedging

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

callable debt were treated as economic hedges. As of September 30, 2009, outstanding contracts held in an asset position had a fair value of less than $1 million and an outstanding notional amount of $15 million.

•

Other — We enter into futures, options, and swaptions to hedge our net fixed versus variable interest rate exposure. As of September 30, 2009, outstanding contracts held in an asset position had a fair value of $5 million. The outstanding notional amount was $747 million as of September 30, 2009.

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

As of September 30, 2009, outstanding foreign currency swaps designated as cash flow accounting hedges held in an asset position had a fair value of $10 million, and those held in a liability position had a fair value of $90 million. The outstanding notional amount was $425 million.

As of September 30, 2009, outstanding foreign currency exchange derivatives not designated as hedges for accounting purposes held in an asset position had a fair value of $611 million, and those held in a liability position had a fair value of $401 million. The outstanding notional amount was $21.4 billion as of September 30, 2009.

Credit Risk

Derivative financial instruments contain an element of credit risk if counterparties are unable to meet the terms of the agreements. Credit risk associated with derivative financial instruments is measured as the net replacement cost should the counterparties that owe us under the contract completely fail to perform under the terms of those contracts, assuming no recoveries of underlying collateral as measured by the market value of the derivative financial instrument. At September 30, 2009, and December 31, 2008, the market value of derivative financial instruments in an asset or receivable position was $3.1 billion and $5 billion including accrued interest of $229 million and $271 million, respectively. At September 30, 2009, and December 31, 2008, the market value of derivative financial instruments in a liability or payable position was $2.0 billion and $2.6 billion including accrued interest of $86 million and $104 million, respectively.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

To further mitigate the risk of counterparty default, we maintain collateral agreements with certain counterparties. The agreements require both parties to maintain collateral in the event the fair values of the derivative financial instruments meet established thresholds. In the event that either party defaults on the obligation, the secured party may seize the collateral. Generally our collateral arrangements are bilateral such that we and the counterparty post collateral for the value of their total obligation to each other. Contractual terms provide for standard and customary exchange of collateral based upon changes in the market value of the outstanding derivatives. The securing party posts additional collateral when their obligation has risen or removes collateral when it has fallen. We also have unilateral collateral agreements whereby we are the only entity required to post collateral. We have placed collateral totaling $1.4 billion and $1.6 billion at September 30, 2009, and December 31, 2008, respectively, in accounts maintained by counterparties. We have received cash collateral from counterparties totaling $595 million and $1.5 billion at September 30, 2009, and December 31, 2008, respectively. The collateral placed and received are included on our Condensed Consolidated Balance Sheet in other assets and accrued expenses and other liabilities, respectively. In certain circumstances, we receive or post securities as collateral with counterparties. In accordance with FASB ASC 860-30-25-5, we do not record such collateral received on our statement of financial position unless certain conditions have been met.

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

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

	Fair value of derivative contracts in
September 30, 2009 ($ in millions)	Receivable position (a)	Liability position (b)
Derivatives designated as hedging instruments
Interest rate risk	$509	$—
Foreign exchange risk	10	90

Total derivatives designated as hedging instruments	519	90

Derivatives not designated as hedging instruments
Interest rate risk	1,924	1,463
Foreign exchange risk	611	401

Total derivatives not designated as hedging instruments	2,535	1,864

Total derivatives	$3,054	$1,954

(a)	Reported as other assets on the Condensed Consolidated Balance Sheet.
(b)	Reported as accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet.

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

($ in millions)	Three months ended September 30, 2009	Nine months ended September 30, 2009
Derivatives in fair value hedging relationships
Gain (loss) recognized in earnings on derivatives
Interest rate contracts
Other interest expense	$ 142	$(242)
(Loss) gain recognized in earnings on hedged items
Interest rate contracts
Other interest expense	(136)	192

Total designated interest rate contracts	6	(50)
Derivatives not designated as hedging relationships
Gain (loss) gain recognized in earnings on derivatives
Interest rate contracts
Servicing asset valuation and hedge activities, net	384	(519)
Loss on mortgage and automotive loans, net	(201)	(167)
Other gain (loss) on investments, net	2	(5)
Other income, net of losses	(6)	17
Other operating expenses	(25)	(39)

Total nondesignated interest rate contracts	154	(713)
Foreign exchange contracts (a)
Other interest expense	8	(3)
Other income, net of losses	(3)	(198)

Total foreign exchange contracts	5	(201)

Gain (loss) recognized in earnings on derivatives	$ 165	$(964)

(a)	Amount represents the difference between the changes in the fair values of the currency hedge, net of the revaluation of the related foreign denominated debt or foreign denominated receivable.

14.	Income Taxes

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

GMAC LLC and certain U.S. subsidiaries were pass-through entities for U.S. federal income tax purposes prior to the Conversion. U.S. federal, state, and local income taxes were not provided for these entities as they were not taxable entities with the exception of a few local jurisdictions that tax LLCs or partnerships. LLC members are required to report their share of our taxable income on their respective income tax returns. In addition, GMAC LLC’s banking, insurance, and foreign subsidiaries were generally corporations and subject to, and required to provide for U.S. federal and foreign income taxes. The

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Conversion did not change the tax status of these subsidiaries. The income tax expense related to these corporations is included in income tax expense in our Condensed Consolidated Statement of Income, along with other miscellaneous state, local, and franchise taxes of GMAC and certain other subsidiaries.

The significant components of income tax expense (benefit) from continuing operations were as follows:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2009	2008	2009	2008

Current income tax expense (benefit)
U.S. federal	$37	$47	$69	$(19)
Foreign	127	106	194	199
State and local	(67)	(9)	(229)	4

Total current (benefit) expense	97	144	34	184

Deferred income tax (benefit) expense
U.S. federal	(276)	(61)	(481)	69
Foreign	(25)	(176)	(92)	(139)
State and local	(35)	(8)	60	(42)

Total deferred benefit	(336)	(245)	(513)	(112)

Total income tax (benefit) expense before change in tax status	(239)	(101)	(479)	72
Change in tax status	(53)	—	1,160	—

Total income tax (benefit) expense	$(292)	$(101)	$681	$72

A reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate is shown in the following table.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2009	2008	2009	2008

Statutory U.S. federal tax rate	35.0%	35.0%	35.0%	35.0%
Change in tax rate resulting from
Change in tax status	5.5	—	(29.0)	—
LLC results not subject to federal or state income taxes	—	(23.4)	(13.6)	(17.9)
Effect of valuation allowance change	(20.8)	(6.1)	(8.0)	(15.1)
Foreign income tax rate differential	(5.5)	(2.9)	(5.1)	(3.9)
State and local income taxes, net of federal income tax benefit	11.2	1.1	3.2	0.6
Tax-exempt income	0.1	0.1	0.1	0.2
Other	4.9	—	0.4	(0.2)

Effective tax rate	30.4%	3.8%	(17.0)%	(1.3)%

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Deferred tax assets and liabilities result from differences between assets and liabilities measured for financial reporting purposes and those measured for income tax purposes. The Conversion resulted in a $1.2 billion increase in income tax expense related to the establishment of deferred tax liabilities and assets of $2.3 billion and $1.1 billion, respectively. The significant components of deferred tax assets and liabilities after consideration of these adjustments are reflected in the following table.

($ in millions)	September 30, 2009	December 31, 2008
Deferred tax liabilities
Lease transactions	$ 1,340	$1,320
Debt issuance costs	680	5
Deferred acquisition costs	429	503
Hedging transactions	123	1
Tax on unremitted earnings	115	53
State and local taxes	100	19
Unrealized gains on securities	45	—
Other	186	8

Gross deferred tax liabilities	3,018	1,909

Deferred tax assets
Tax loss carryforwards	1,463	943
Provision for credit losses	380	382
Sale of finance receivables and loans	289	132
Investment in ResCap partnership	224	—
Contingency	211	128
Unearned insurance premiums	199	252
Mark-to-market on consumer loans	79	—
Investment in subsidiary	52	—
Depreciation	50	58
Accumulated translation adjustment	22	42
Tax credit carryforwards	7	60
Unrealized losses on securities	—	80
Postretirement benefits	—	10
Manufacturing incentives	—	33
Other	199	155

Gross deferred tax assets	3,175	2,275

Valuation allowance	(1,492)	(924)

Net deferred tax assets	1,683	1,351

Net deferred tax liability	$ 1,335	$ 558

Gross unrecognized tax benefits totaled $149 million and $150 million as of September 30, 2009, and December 31, 2008, respectively.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

15.	Related Party Transactions

Balance Sheet

A summary of the balance sheet effect of transactions with GM, FIM Holdings, and affiliated companies follows:

($ in millions)	September 30, 2009	December 31, 2008
Assets
Available-for-sale investment in asset-backed security — GM (a)	$ 35	$ 35
Secured
Finance receivables and loans, net of unearned income
Wholesale automotive financing — GM (b)	327	595
Term loans to dealers — GM (b)	75	105
Lending receivables — GM	—	26
Lending receivables — affiliates of FIM Holdings	58	91
Investment in operating leases, net — GM (c)	64	291
Notes receivable from GM (d)	941	1,464
Other assets
Other — GM	29	32

Total secured	1,494	2,604
Unsecured
Notes receivable from GM (d)	29	191
Other assets
Subvention receivables (rate and residual support) — GM	165	53
Lease pull-ahead receivable — GM	23	28
Other — GM	20	49

Total unsecured	237	321
Liabilities
Unsecured debt
Notes payable to GM	$ 689	$ 566
Secured debt
Cerberus model home term loan	—	8
Accrued expenses and other liabilities
Wholesale payable — GM	536	319
Deferred revenue — GM (e)	—	318
Other payables — GM	173	45

(a)	In November 2006, GMAC retained an investment in a note secured by operating lease assets transferred to GM. As part of the transfer, GMAC provided a note to a trust, a wholly owned subsidiary of GM. The note is classified in investment securities on our Condensed Consolidated Balance Sheet.
(b)	Represents wholesale financing and term loans to certain dealerships wholly owned by GM or in which GM has an interest. The loans are generally secured by the underlying vehicles or assets of the dealerships.
(c)	Includes vehicles, buildings, and other equipment classified as operating lease assets that are leased to GM-affiliated entities. These leases are secured by the underlying assets.
(d)	Represents wholesale financing we provide to GM for vehicles, parts, and accessories in which GM retains title while consigned to us or dealers primarily in the UK, Italy, and Germany. The financing to GM remains outstanding until the title is transferred to the dealers. The amount of financing provided to GM under this arrangement varies based on inventory levels. These loans are secured by the underlying vehicles or other assets.
(e)	Represents prepayments made by GM pursuant to the terms of the Sale Transactions requiring that the aggregate amount of certain unsecured obligations of GM to us not exceed a prescribed cap. Subsequent to December 31, 2008, a new agreement was reached between GMAC and GM with new limitations on unsecured exposure going forward. Generally, unsecured exposure based on what we believe from time to time to be “probable” amounts owed from GM will be limited to $2.1 billion; and unsecured exposures based on “maximum” possible amounts owed will be limited to $4.1 billion. This distinction was established to more easily manage exposures since certain amounts that will be owed to us from GM (e.g., pursuant to risk-sharing and similar arrangements) are based on variables and assumptions that may change over time.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Statement of Income

A summary of the statement of income effect of transactions with GM, FIM Holdings, and affiliated companies follows:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2009	2008	2009	2008
Net financing revenue
GM and affiliates lease residual value support — North American operations (a)	$26	$236	$164	$674
GM and affiliates rate support — North American operations	194	248	577	773
Wholesale subvention and service fees from GM	45	78	159	236
Interest earned on wholesale automotive financing	2	6	12	20
Interest earned on term loans to dealers	1	1	2	3
Interest expense on loans with GM	(13)	(16)	(37)	(37)
Interest income on loans with FIM Holdings affiliates, net	1	(28)	2	(20)
Consumer lease payments from GM (b)	1	21	60	45
Other revenue
Insurance premiums earned from GM	52	68	135	178
Interest on notes receivable from GM and affiliates	18	8	57	99
Interest on wholesale settlements (c)	40	57	95	82
Revenues from GM-leased properties, net	2	5	8	12
Derivatives (d)	—	(7)	(2)	3
Losses on model home asset sales with an affiliate of Cerberus	—	(27)	—	(27)
Other	—	2	(2)	6
Servicing fees
U.S. automotive operating leases (e)	4	18	22	71
Servicing asset valuation
Losses on sales of securitized excess servicing loans to Cerberus	—	(24)	—	(24)
Expense
Off-lease vehicle selling expense reimbursement (f)	(6)	(15)	(21)	(35)
Payments to GM for services, rent, and marketing expenses (g)	37	55	88	123

(a)	Represents total amount of residual support and risk sharing earned under the residual support and risk-sharing programs and earned revenue (previously deferred) related to the settlement of residual support and risk-sharing obligations in 2006 for a portion of the lease portfolio.
(b)	GM sponsors lease pull-ahead programs whereby consumers are encouraged to terminate lease contracts early in conjunction with the acquisition of a new GM vehicle with the customer’s remaining payment obligation waived. For certain programs, GM compensates us for the waived payments adjusted based on remarketing results associated with the underlying vehicle.
(c)	The settlement terms related to the wholesale financing of certain GM products are at shipment date. To the extent that wholesale settlements with GM are made before the expiration of transit, we receive interest from GM.
(d)	Represents income or (expense) related to derivative transactions that we enter into with GM as counterparty.
(e)	Represents servicing income related to automotive leases distributed as a dividend to GM on November 22, 2006.
(f)	An agreement with GM provides for the reimbursement of certain selling expenses incurred by us on off-lease vehicles sold by GM at auction.
(g)	We reimburse GM for certain services provided to us. This amount includes rental payments for our primary executive and administrative offices located in the Renaissance Center in Detroit, Michigan, and exclusivity and royalty fees.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Statement of Changes in Equity

A summary of the changes to the statement of changes in equity related to transactions with GM, FIM Holdings, and affiliated companies follows:

($ in millions)	Nine months ended September 30, 2009	Year ended December 31, 2008
Equity
Capital contributions received (a)	$1,247	$758
Dividends to members (b)	379	79
Preferred interest dividends — GM	103	—

(a)	On January 16, 2009, we completed a $1.25 billion rights offering pursuant to which we issued additional common membership interests to FIM Holdings and a subsidiary of GM. On December 29, 2008, GM and an affiliate of Cerberus Capital Management contributed to GMAC $750 million subordinated participations in a $3.5 billion senior secured credit facility between GMAC and ResCap in exchange for additional common membership interests in GMAC.
(b)	Pursuant to the operating agreement with our shareholders, our shareholders are permitted distributions to pay the taxes they incurred from ownership of their GMAC interests prior to our conversion from a tax partnership to a corporation. In March 2009, we executed a transaction that had 2008 tax-reporting implications for our shareholders. In accordance with the operating agreement, the approval of both our Board of Directors and the U.S. Department of Treasury was obtained in advance for the payment of tax distributions to our shareholders. Amounts distributed to GM and FIM Holdings were $206 million and $173 million, respectively, for the nine months ended September 30, 2009. Included in the 2009 amount is $40 million of remittances to GM for tax settlements and refunds received related to tax periods prior to the Sale Transactions. The 2008 amounts primarily represent remittances to GM for tax settlements and refunds received related to tax periods prior to the Sale Transactions as required by the terms of the Purchase and Sale Agreement between GM and FIM Holdings.

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

Our Global Automotive Finance operations are highly dependent on GM sales volume. In 2008 and 2009, global vehicle sales declined rapidly, and there is no assurance that the global automotive market or GM’s share of that market will not suffer a significant further downturn. Vehicle sales volume could be further adversely impacted by ongoing restructuring that is expected to reduce the number of GM retail channels and core brands or consolidate GM’s dealer network. Furthermore, with GM’s recent emergence from bankruptcy protection, it is difficult to predict with certainty the consequences of the bankruptcy filing and the impact it could have on consumer sentiment and GM’s business in the future. Any negative impact could in turn have a material adverse affect on our business, results of operations, and financial position.

As of September 30, 2009, we had an estimated $1.5 billion in secured credit exposure, which includes primarily wholesale vehicle financing to GM-owned dealerships, notes receivable from GM, and vehicles leased directly to GM. We

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

further had approximately $1.5 billion in unsecured credit exposure, which includes estimates of payments from GM related to residual support and risk-sharing agreements. Under the terms of certain agreements between GMAC and GM, GMAC has the right to offset certain of its exposures to GM against amounts GMAC owes to GM.

As of September 30, 2009, we have not established a loss allowance relative to our credit exposure to GM. All material contracts that GM had with GMAC were transferred to the new GM entity including all of GM’s corresponding pre- and post-bankruptcy petition liabilities and payment obligations.

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

Based on the September 30, 2009, outstanding North American operating lease and retail balloon portfolios, the additional maximum amount that could be paid by GM under the residual support programs is approximately $1.1 billion and would be paid only in the unlikely event that the proceeds from the entire portfolio of lease assets were lower than both the contractual residual value and our standard residual rates.

Based on the September 30, 2009, outstanding North American operating lease portfolio, the maximum amount that could be paid under the risk-sharing arrangements is approximately $1.4 billion and would be paid only in the unlikely event that the proceeds from all outstanding lease vehicles were lower than our standard residual rates and no higher than the contractual risk-sharing floor.

Retail and lease contracts acquired by us that included rate and residual subvention from GM, payable directly or indirectly to GM dealers as a percentage of total new retail and lease contracts acquired, were as follows:

	Nine months ended September 30,
	2009	2008
GM and affiliates subvented contracts acquired
North American operations	68%	80%
International operations	57%	40%

Other

We have entered into various services agreements with GM that are designed to document and maintain our current and historical relationship. We are required to pay GM fees in connection with certain of these agreements related to our financing of GM consumers and dealers in certain parts of the world.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

GM also provides payment guarantees on certain commercial assets we have outstanding with certain third-party customers. As of September 30, 2009, and December 31, 2008, commercial obligations guaranteed by GM were $72 million and $88 million, respectively. Additionally, GM is bound by repurchase obligations to repurchase new vehicle inventory under certain circumstances, such as dealer default. We also have a consignment arrangement with GM for commercial inventories in Europe. As of September 30, 2009, and December 31, 2008, wholesale inventories related to this arrangement were $51 million and $141 million, respectively, and are reflected in other assets on our Condensed Consolidated Balance Sheet.

16.	Fair Value

Fair Value Measurements

FASB ASC Topic 820, Fair Value Measurements and Disclosures, provides a definition of fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements. The standard applies when GAAP requires or allows assets or liabilities to be measured at fair value; therefore, it does not expand the use of fair value in any new circumstance.

For purposes of this disclosure, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices available in active markets (i.e., observable inputs) and the lowest priority to data lacking transparency (i.e., unobservable inputs). Additionally, entities are required to consider all aspects of nonperformance risk, including the entity’s own credit standing, when measuring the fair value of a liability.

A three-level hierarchy is to be used when measuring and disclosing fair value. An instrument’s categorization within the fair value hierarchy is based on the lowest level of significant input to its valuation. The following is a description of the three hierarchy levels:

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

•

Trading securities — Trading securities are recorded at fair value and may be asset-backed or asset-related asset-backed securities (including senior and subordinated interests), principal-only, or residual interests and may be investment grade, noninvestment grade, or unrated securities. We base our valuation of trading securities on observable market prices when available; however, observable market prices are not available for a significant portion of these assets due to illiquidity in the markets. When observable market prices are not available, valuations are primarily based on internally developed discounted cash flow models that use a market-based discount rate. The

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

valuation considers recent market transactions, experience with similar securities, current business conditions, and analysis of the underlying collateral, as available. To estimate cash flows, we utilize various significant assumptions including market observable inputs (e.g., forward interest rates) and internally developed inputs (e.g., prepayment speeds, delinquency levels, and credit losses). We classified 93% and 60% of the trading securities reported at fair value as Level 3 at September 30, 2009, and December 31, 2008, respectively. Trading securities account for 3% and 5% of all assets reported at fair value at September 30, 2009, and December 31, 2008, respectively.

•

Available-for-sale securities — Available-for-sale securities are carried at fair value primarily based on observable market prices. If observable market prices are not available, our valuations are based on internally developed discounted cash flow models that use a market-based discount rate and consider recent market transactions, experience with similar securities, current business conditions, and analysis of the underlying collateral, as available. To estimate cash flows, we are required to utilize various significant assumptions including market observable inputs (e.g., forward interest rates) and internally developed inputs (including prepayment speeds, delinquency levels, and credit losses). We classified less than 1% and 10% of the available-for-sale securities reported at fair value as Level 3 at September 30, 2009, and December 31, 2008, respectively. Available-for-sale securities account for 43% and 24% of all assets reported at fair value at September 30, 2009, and December 31, 2008, respectively.

•

Loans held-for-sale — We elected the fair value option for certain mortgage loans held-for-sale. The loans elected were government and agency eligible residential loans funded after July 31, 2009. These loans are presented in the table of recurring fair value measurements. Refer to the section within this Note titled Fair Value Option of Financial Assets and Financial Liabilities for additional information. The loans not elected under the fair value option are accounted for at the lower of cost or fair value. The tables associated with nonrecurring fair value measurement include only loans carried at fair value that are accounted for at the lower of cost or fair value. We classified 13% and 63% of the loans held-for-sale reported at fair value as Level 3 at September 30, 2009, and December 31, 2008, respectively. Loans held-for-sale account for 16% and 9% of all assets reported at fair value at September 30, 2009, and December 31, 2008, respectively.

Approximately 4% and 6% of the total loans held-for-sale carried at fair value are automotive loans at September 30, 2009, and December 31, 2008, respectively. We based our valuation of automotive loans held-for-sale on internally developed discounted cash flow models or terms established under fixed-pricing forward flow agreements and have classified all these loans as Level 3. These valuation models estimate the exit price we expect to receive in the loan’s principal market, which depending upon characteristics of the loans may be the whole-loan market, the securitization market, or committed prices contained in forward sale agreements. Although we utilize and give priority to market observable inputs, such as interest rates and market spreads within these models, we are typically required to utilize internal inputs, such as prepayment speeds, credit losses, and discount rates. While numerous controls exist to calibrate, corroborate, and validate these internal inputs, these internal inputs require the use of judgment and can have a significant impact on the determination of the loan’s value. Accordingly, we classified all automotive loans held-for-sale as Level 3.

Approximately 96% and 94% of the total loans held-for-sale carried at fair value are mortgage loans at September 30, 2009, and December 31, 2008, respectively. We originate or purchase mortgage loans in the United States that we intend to sell to Fannie Mae, Freddie Mac, and Ginnie Mae (collectively, the Agencies). Additionally, we originate or purchase mortgage loans both domestically and internationally that we intend to sell into the secondary markets through whole-loan sales or securitizations, although this activity was substantially curtailed beginning in 2008.

Mortgage loans held-for-sale are typically pooled together and sold into certain exit markets depending upon underlying attributes of the loan, such as agency eligibility (domestic only), product type, interest rate, and credit quality. Two valuation methodologies are used to determine the fair value of loans held-for-sale. The methodology used depends on the exit market as described below.

Loans valued using observable market prices for identical or similar assets — This includes all domestic loans that can be sold to the Agencies, which are valued predominantly by published forward agency prices. This

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

will also include all nonagency domestic loans or international loans where recently negotiated market prices for the loan pool exist with a counterparty (which approximates fair value) or quoted market prices for similar loans are available. As these valuations are derived from quoted market prices, we classify these valuations as Level 2 in the fair value disclosures. As of September 30, 2009, and December 31, 2008, 91% and 41%, respectively, of the mortgage loans held-for-sale currently being carried at fair value were classified as Level 2. Due to the current illiquidity of the mortgage market, it may be necessary to look for alternate sources of value, including the whole-loan purchase market for similar loans and place more reliance on the valuations using internal models.

Loans valued using internal models — To the extent observable market prices are not available, we will determine the fair value of loans held-for-sale using internally developed valuation models. These valuation models estimate the exit price we expect to receive in the loan’s principal market, which depending upon characteristics of the loan may be the whole-loan or securitization market. Although we utilize and give priority to market observable inputs such as interest rates and market spreads within these models, we are typically required to utilize internal inputs, such as prepayment speeds, credit losses, and discount rates. While numerous controls exist to calibrate, corroborate, and validate these internal inputs, the generation of these internal inputs requires the use of judgment and can have a significant impact on the determination of the loan’s fair value. Accordingly, we classify these valuations as Level 3 in the fair value disclosures. As of September 30, 2009, and December 31, 2008, 9% and 59%, respectively, of the mortgage loans held-for-sale currently being carried at fair value are classified as Level 3.

Due to limited sales activity and periodically unobservable prices in certain markets, certain loans held-for-sale may transfer between Level 2 and Level 3 in future periods.

•

Consumer finance receivables and loans, net of unearned income — We elected the fair value option for certain mortgage loans held-for-investment. The elected loans collateralized on-balance sheet securitization debt in which we estimated credit reserves pertaining to securitized assets that could have, or already had, exceeded our economic exposure. The elected loans represent a portion of the consumer finance receivable and loans on the Condensed Consolidated Balance Sheet. The balance that was not elected was reported on the balance sheet at the principal amount outstanding, net of charge-offs, allowance for loan losses, and premiums or discounts.

The mortgage loans held-for-investment that collateralized securitization debt are legally isolated from us and are beyond the reach of our creditors. The loans are measured at fair value using a portfolio approach or an in-use premise. The objective in fair valuing the loans and related securitization debt is to account properly for our retained economic interest in the securitizations. As a result of reduced liquidity in capital markets, values of both these loans and the securitized bonds are expected to be volatile. Since this approach involves the use of significant unobservable inputs, we classified all the mortgage loans held-for-investment elected under the fair value option as Level 3. As of September 30, 2009, and December 31, 2008, we classified all consumer finance receivables and loans reported at fair value as Level 3. Consumer finance receivables and loans accounted for 5% and 7% of all assets reported at fair value at September 30, 2009, and December 31, 2008, respectively. Refer to the section within this Note titled Fair Value Option of Financial Assets and Financial Liabilities for additional information.

•

Commercial finance receivables and loans, net of unearned income — We evaluate our commercial finance receivables and loans, net of unearned income for impairment. We generally base the evaluation on the fair value of the underlying collateral supporting the loan when expected to be the sole source of repayment. When the carrying value exceeds the fair value of the collateral, an impairment loss is recognized and reflected as a nonrecurring fair value measurement. As of September 30, 2009, 6% and 94% of the impaired commercial finance receivables and loans were classified as Level 2 and Level 3, respectively. As of December 31, 2008, 27% and 73% of the impaired commercial finance receivables and loans were classified as Level 2 and Level 3, respectively. Commercial finance receivables and loans accounted for 8% of all assets reported at fair value at September 30, 2009, and December 31, 2008.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

•

Mortgage servicing rights — We typically retain MSRs when we sell assets into the secondary market. MSRs do not trade in an active market with observable prices; therefore, we use internally developed discounted cash flow models to estimate the fair value of MSRs. These internal valuation models estimate net cash flows based on internal operating assumptions that we believe would be used by market participants combined with market-based assumptions for loan prepayment rates, interest rates, and discount rates that we believe approximate yields required by investors in this asset. Cash flows primarily include servicing fees, float income, and late fees, in each case less operating costs to service the loans. The estimated cash flows are discounted using an option-adjusted spread-derived discount rate. All MSRs were classified as Level 3 at September 30, 2009, and December 31, 2008. MSRs accounted for 10% of all assets reported at fair value at September 30, 2009, and December 31, 2008.

•

Interests retained in securitization trusts — Interests retained in securitization trusts are carried at fair value. Valuations are based on internally developed discounted cash flow models that use a market-based discount rate. The valuation considers recent market transactions, experience with similar assets, current business conditions, and analysis of the underlying collateral, as available. To estimate cash flows, we utilize various significant assumptions including market observable inputs (e.g., forward interest rates) and internally developed inputs (e.g., prepayment speeds, delinquency levels, and credit losses). All interests retained in securitization trusts were classified as Level 3 at September 30, 2009, and December 31, 2008. Interests retained in securitization trusts accounted for 1% and 3% of all assets reported at fair value at September 30, 2009, and December 31, 2008, respectively.

•

Derivative instruments — We manage risk through our balance of loan production and servicing businesses while using portfolios of financial instruments, including derivatives, to manage risk related specifically to the value of loans held-for-sale, loans held-for-investment, MSRs, foreign currency debt; and we enter into interest rate swaps to facilitate transactions where the underlying receivables are sold to a nonconsolidated QSPE. During the three months and nine months ended September 30, 2009, we recorded net economic hedge gains of $159 million and net losses of $914 million, respectively. During the three months and nine months ended September 30, 2008, we recorded net economic hedge gains of $459 million and gains of $773 million, respectively. Refer to Note 13 for additional information regarding changes in the fair value of economic hedges.

We enter into a variety of derivative financial instruments as part of our hedging strategies. Certain of these derivatives are exchange traded, such as Eurodollar futures, or traded within highly active dealer markets, such as agency to-be-announced securities. To determine the fair value of these instruments, we utilize the exchange price or dealer market price for the particular derivative contract; therefore, we classified these contracts as Level 1. We classified 5% of the derivative assets and 5% of the derivative liabilities reported at fair value as Level 1 at September 30, 2009. We classified less than 1% of the derivative assets and 3% of the derivative liabilities reported at fair value as Level 1 at December 31, 2008.

We also execute over-the-counter derivative contracts, such as interest rate swaps, floors, caps, corridors, and swaptions. We utilize third-party-developed valuation models that are widely accepted in the market to value these over-the-counter derivative contracts. The specific terms of the contract and market observable inputs (such as interest rate forward curves and interpolated volatility assumptions) are entered into the model. We classified these over-the-counter derivative contracts as Level 2 at September 30, 2009, because all significant inputs into these markets were market observable. We classified 74% of the derivative assets and 75% of the derivative liabilities reported at fair value as Level 2 at September 30, 2009. We classified 69% of the derivative assets and 44% of the derivative liabilities reported at fair value as Level 2 at December 31, 2008.

We also hold certain derivative contracts that are structured specifically to meet a particular hedging objective. These derivative contracts often are utilized to hedge risks inherent within certain on-balance sheet securitizations. To hedge risks on particular bond classes or securitization collateral, the derivative’s notional amount is often indexed to the hedged item. As a result, we typically are required to use internally developed prepayment assumptions as an input into the model to forecast future notional amounts on these structured derivative contracts. Accordingly, we classified these derivative contracts as Level 3. We classified 21% of the derivative assets and 20% of the derivative liabilities reported at fair value as Level 3 at September 30, 2009. We classified 31% of the derivative assets and 53% of the derivative liabilities reported at fair value as Level 3 at December 31, 2008.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

We are required to consider all aspects of nonperformance risk, including our own credit standing, when measuring fair value of a liability. We consider our credit risk and the credit risk of our counterparties in the valuation of derivative instruments through a credit valuation adjustment (CVA). The CVA calculation utilizes our credit default swap spreads and the spreads of the counterparty. The CVA calculates the probable or potential future exposure on the derivative under different interest and currency exchange rate environments using a simulation tool. For each simulation, a CVA is calculated using either our credit default spread, or the default spread of the counterparty, and the potential exposure of the simulation.

Derivative assets accounted for 10% and 17% of all assets reported at fair value at September 30, 2009, and December 31, 2008, respectively. Derivative liabilities accounted for 56% and 58% of all liabilities reported at fair value at September 30, 2009, and December 31, 2008, respectively.

•

Derivative collateral placed with counterparties — Collateral in the form of investment securities are carried at fair value using quoted prices in active markets for similar assets. We classified 100% of securities posted as collateral as Level 1 at September 30, 2009. Securities posted as collateral accounted for 3% of all assets reported at fair value at September 30, 2009.

•

Repossessed and foreclosed assets — Foreclosed upon or repossessed assets resulting from loan defaults are carried at the lower of either cost or fair value less costs to sell and are included in other assets on the Condensed Consolidated Balance Sheet. The fair value disclosures include only assets carried at fair value less costs to sell.

The majority of assets acquired due to default are foreclosed assets. We revalue foreclosed assets on a periodic basis. We classified properties that are valued by independent third-party appraisals less costs to sell as Level 2. When third-party appraisals are not obtained, valuations are typically obtained from third-party broker price opinion; however, depending on the circumstances, the property list price or other sales price information may be used in lieu of a broker price opinion. Based on historical experience, we adjust these values downward to take into account damage and other factors that typically cause the actual liquidation value of foreclosed properties to be less than broker price opinion or other price sources. This valuation adjustment is necessary to ensure the valuation ascribed to these assets considers unique factors and circumstances surrounding the foreclosed asset. As a result of applying internally developed adjustments to the third-party-provided valuation of the foreclosed property, we classified these assets as Level 3 in the fair value disclosures. As of September 30, 2009, we classified 62% and 38% of foreclosed and repossessed properties carried at fair value less costs to sell as Level 2 and Level 3, respectively. As of December 31, 2008, we classified 38% and 62% of foreclosed and repossessed properties carried at fair value less costs to sell as Level 2 and Level 3, respectively. Repossessed and foreclosed assets account for 1% and 2% of all assets reported at fair value at September 30, 2009, and December 31, 2008, respectively.

•

On-balance sheet securitization debt — We elected the fair value option for certain mortgage loans held-for-investment and on-balance sheet securitization debt. In particular, we elected the fair value option on securitization debt issued by domestic on-balance sheet securitization vehicles as of January 1, 2008, in which we estimated credit reserves pertaining to securitized assets could have, or already had, exceeded our economic exposure. The objective in measuring the loans and related securitization debt at fair value was to approximate our retained economic interest and economic exposure to the collateral securing the securitization debt. The remaining on-balance sheet securitization debt that was not elected under the fair value option is reported on the balance sheet at cost, net of premiums or discounts and issuance costs.

We value securitization debt that was elected pursuant to the fair value option and any economically retained positions using market observable prices whenever possible. The securitization debt is principally in the form of asset- and mortgage-backed securities collateralized by the underlying mortgage loans held-for-investment. Due to the attributes of the underlying collateral and current market conditions, observable prices for these instruments are typically not available in active markets. In these situations, we consider observed transactions as Level 2 inputs in our discounted cash flow models. Additionally, the discounted cash flow models utilize other market observable inputs, such as interest rates, and internally derived inputs including prepayment speeds, credit losses, and discount rates. Fair value option elected financing securitization debt is classified as Level 3 as a result of the reliance on

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

significant assumptions and estimates for model inputs. On-balance sheet securitization debt accounts for 44% and 42% of all liabilities reported at fair value at September 30, 2009, and December 31, 2008, respectively. As a result of reduced liquidity in capital markets, values of both the elected loans and the securitized debt are expected to be volatile. Refer to the section within this Note Fair Value Option for Financial Assets and Financial Liabilities for a complete description of these securitizations.

Recurring Fair Value

The following tables display the assets and liabilities measured at fair value on a recurring basis, including financial instruments elected for the fair value option. We often economically hedge the fair value change of our assets or liabilities with derivatives and other financial instruments. The tables below display the hedges separately from the hedged items; therefore, they do not directly display the impact of our risk management activities.

	Recurring fair value measurements
September 30, 2009 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Investment securities
Trading securities
Mortgage-backed
Residential	$—	$61	$145	$206
Asset-backed	—	—	702	702

Total trading securities	—	61	847	908
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	2,978	1,421	—	4,399
States and political subdivisions	—	832	—	832
Foreign government	1,330	236	—	1,566
Mortgage-backed
Residential	—	3,418	6	3,424
Commercial	—	6	—	6
Asset-backed	—	851	35	886
Corporate debt securities	—	1,527	—	1,527
Other	1	196	—	197

Total debt securities	4,309	8,487	41	12,837
Equity securities	574	54	—	628

Total available-for-sale securities	4,883	8,541	41	13,465
Loans held-for-sale (a)	—	4,305	—	4,305
Consumer finance receivables and loans, net of unearned income (a)	—	—	1,543	1,543
Mortgage servicing rights	—	—	3,243	3,243
Other assets
Cash reserve deposits held-for-securitization trusts	—	—	39	39
Interests retained in securitization trusts	—	—	609	609
Derivative assets, net (b)	64	785	251	1,100
Derivative collateral placed with counterparties	804	—	—	804

Total assets	$5,751	$13,692	$6,573	$26,016

Liabilities
Secured debt
On-balance sheet securitization debt (a)	$—	$—	$(1,529)	$(1,529)
Other liabilities	(1)	—	—	(1)

Total liabilities	$(1)	$—	$(1,529)	$(1,530)

(a)	Carried at fair value due to fair value option election.
(b)	At September 30, 2009, derivative assets within Level 1, Level 2, and Level 3 were $165 million, $2.2 billion, and $647 million, respectively. Additionally, derivative liabilities within Level 1, Level 2, and Level 3 were $101 million, $1.5 billion, and $396 million, respectively.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Recurring fair value measurements
December 31, 2008 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Investment securities
Trading securities	$1	$486	$720	$1,207
Available-for-sale securities	1,736	3,867	631	6,234
Consumer finance receivables and loans, net of unearned income (a)	—	—	1,861	1,861
Mortgage servicing rights	—	—	2,848	2,848
Other assets
Cash reserve deposits held-for-securitization trusts	—	—	41	41
Interests retained in securitization trusts	—	—	1,001	1,001
Derivative (liabilities) assets, net (b)	(51)	2,263	149	2,361

Total assets	$1,686	$6,616	$7,251	$15,553

Liabilities
Secured debt
On-balance sheet securitization debt (a)	$—	$—	$(1,899)	$(1,899)

Total liabilities	$—	$—	$(1,899)	$(1,899)

(a)	Carried at fair value due to fair value option election.
(b)	At December 31, 2008, derivative assets within Level 1, Level 2, and Level 3 were $21 million, $3.4 billion, and $1.5 billion, respectively. Additionally, derivative liabilities within Level 1, Level 2, and Level 3 were $72 million, $1.1 billion, and $1.4 billion, respectively.

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

	Level 3 recurring fair value measurements
($ in millions)	Fair value as of July 1, 2009	Net realized/unrealized gains (losses)			Purchases,	Net		Net unrealized gains (losses) included in
		Included in earnings		Included in other comprehensive income (a)	issuances, and settlements, net	transfers into/ (out of) Level 3	Fair value as of September 30, 2009	earnings still held as of September 30, 2009
Assets
Investment securities
Trading securities
Mortgage-backed
Residential	$163	$—		$—	$ (18)	$—	$ 145	$ 18	(b)
Asset-backed	571	126	(b)	5	—	—	702	(83	) (b)
Total trading securities	734	126		5	(18)	—	847	(65)
Available-for-sale securities
Debt securities
Mortgage-backed
Residential	4	—		1	—	1	6	—
Asset-backed	413	4	(b)	2	(384)	—	35	—
Total available-for-sale securities	417	4		3	(384)	1	41	—
Consumer finance receivables and loans, net of unearned income (c)	1,588	339	(d)	—	(384)	—	1,543	240	(d)
Mortgage servicing rights	3,509	(494	) (e)	—	228	—	3,243	(494	) (e)
Other assets
Cash reserve deposits held-for-securitization trusts	33	6	(f)	—	—	—	39	(97	) (f)
Interests retained in securitization trusts	662	21	(f)	(1)	(73)	—	609	(15	) (f)
Fair value of derivative contracts in (liability) receivable position, net	225	(3	) (g)	—	29	—	251	109	(g)
Total assets	$7,168	$(1)		$ 7	$(602)	$ 1	$ 6,573	$(322)
Liabilities
Secured debt
On-balance sheet securitization debt (c)	$(1,574)	$(330	) (h)	$—	$ 375	$—	$(1,529)	$(207	) (h)
Total liabilities	$(1,574)	$(330)		$—	$ 375	$—	$(1,529)	$(207)
(a)	Includes foreign currency translation adjustments, if any.
(b)	The fair value adjustment is reported as other gain (loss) on investments, net, and the related interest is reported as interest and dividends on investment securities in the Condensed Consolidated Statement of Income.
(c)	Carried at fair value due to fair value option election.
(d)	The fair value adjustment is reported as other income, net of losses, and the related interest is reported as consumer financing revenue in the Condensed Consolidated Statement of Income.
(e)	Fair value adjustment reported as servicing asset valuation and hedge activities, net, in the Condensed Consolidated Statement of Income.
(f)	Reported as other income, net of losses, on investments, net, in the Condensed Consolidated Statement of Income.
(g)	Refer to Note 13 for information related to the location of the gains and losses on derivative instruments in the Condensed Consolidated Statement of Income.
(h)	Fair value adjustment is reported as other income, net of losses, and the related interest is reported within total interest expense in the Condensed Consolidated Statement of Income.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Level 3 recurring fair value measurements
		Net realized/unrealized gains (losses)			Purchases,	Net		Net unrealized gains (losses) included in
($ in millions)	Fair value as of January 1, 2009	Included in earnings		Included in other comprehensive income (a)	issuances, and settlements, net	transfers into/ (out of) Level 3	Fair value as of September 30, 2009	earnings still held as of September 30, 2009
Assets
Investment securities
Trading securities
Mortgage-backed Residential	$211	$ (41	) (b)	$—	$ (44)	$ 19	$ 145	$ (19	) (b)
Asset-backed	509	184	(b)	10	(1)	—	702	(569	) (b)
Total trading securities	720	143		10	(45)	19	847	(588)
Available-for-sale securities
Debt securities
Mortgage-backed Residential	2	—		(4)	—	8	6	—
Asset-backed	607	6	(b)	5	(583)	—	35	(8	) (b)
Equity securities	22	—		1	—	(23)	—	—
Total available-for-sale securities	631	6		2	(583)	(15)	41	(8)
Consumer finance receivables and loans, net of unearned income (c)	1,861	848	(d)	—	(1,166)	—	1,543	488	(d)
Mortgage servicing rights	2,848	(172	) (e)	—	567	—	3,243	(159	) (e)
Other assets
Cash reserve deposits held-for-securitization trusts	41	2	(f)	(1)	(3)	—	39	(318	) (f)
Interests retained in securitization trusts	1,001	(44	) (f)	3	(351)	—	609	(11	) (f)
Fair value of derivative contracts in (liability) receivable position, net	149	399	(g)	(5)	(437)	145	251	985	(g)
Total assets	$7,251	$1,182		$ 9	$(2,018)	$149	$ 6,573	$ 389
Liabilities
Secured debt
On-balance sheet securitization debt (c)	$(1,899)	$ (774	) (h)	$—	$ 1,144	$ —	$(1,529)	$(431	) (h)
Total liabilities	$(1,899)	$ (774)		$—	$ 1,144	$ —	$(1,529)	$(431)
(a)	Includes foreign currency translation adjustments, if any.
(b)	The fair value adjustment is reported as other gain (loss) on investments, net, and the related interest is reported as interest and dividends on investment securities in the Condensed Consolidated Statement of Income.
(c)	Carried at fair value due to fair value option election.
(d)	The fair value adjustment is reported as other income, net of losses, and the related interest is reported as consumer financing revenue in the Condensed Consolidated Statement of Income.
(e)	Fair value adjustment reported as servicing asset valuation and hedge activities, net, in the Condensed Consolidated Statement of Income.
(f)	Reported as other income, net of losses, in the Condensed Consolidated Statement of Income.
(g)	Refer to Note 13 for information related to the location of the gains and losses on derivative instruments in the Condensed Consolidated Statement of Income.
(h)	Fair value adjustment is reported as other income, net of losses, and the related interest is reported within total interest expense in the Condensed Consolidated Statement of Income.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Level 3 recurring fair value measurements
		Net realized/unrealized gains (losses)						Net unrealized gains (losses) included in
($ in millions)	Fair value as of July 1, 2008	Included in earnings		Included in other comprehensive income (a)	Purchases, sales, issuances, and settlements, net	Net transfer in (out) of Level 3	Fair value as of September 30, 2008	earnings still held as of September 30, 2008
Assets
Investment securities
Available-for-sale securities	$936	$ (41	) (b)	$ (1)	$ 76	$—	$ 970	$ (34	) (b)
Trading securities	2,314	(164	) (c)	(2)	(132)	—	2,016	(228	) (c)
Consumer finance receivables and loans, net of unearned income (d)	2,658	94	(e)	—	(542)	—	2,210	(126	) (e)
Mortgage servicing rights	5,417	(589	) (f)	—	(103)	—	4,725	(587	) (f)
Other assets
Cash reserve deposits held-for-securitization trusts	51	(8	) (g)	—	(1)	—	42	(99	) (g)
Fair value of derivative contracts in receivable position, net	(19)	6	(h)	10	(59)	2	(60)	139	(h)
Restricted cash collections for securitization trusts	92	(3	) (i)	(4)	(78)	—	7	(3	) (i)
Total assets	$11,449	$(705)		$ 3	$(839)	$ 2	$ 9,910	$(938)
Liabilities
Secured debt
On-balance sheet securitization debt (d)	$(2,754)	$ (87	) (j)	$—	$ 556	$—	$(2,285)	$ 7	(j)
Collateralized debt obligations (d)	(248)	47	(c)	—	20	—	(181)	50	(c)
Total liabilities	$(3,002)	$ (40)		$—	$ 576	$—	$(2,466)	$ 57
(a)	Includes foreign currency translation adjustments, if any.
(b)	Reported as investment income (loss) in the Condensed Consolidated Statement of Income, except securitization trust interests, which are reported as other income in the Condensed Consolidated Statement of Income.
(c)	Reported as investment income (loss) in the Condensed Consolidated Statement of Income.
(d)	Carried at fair value due to fair value option election.
(e)	The fair value adjustment is reported as other income, and the related interest is reported as consumer financing revenue in the Condensed Consolidated Statement of Income.
(f)	Reported as servicing asset valuation and hedge activities, net, in the Condensed Consolidated Statement of Income.
(g)	Reported as other income, net of losses, in the Condensed Consolidated Statement of Income.
(h)	Refer to Note 13 for information related to the location of the gains and losses on derivative instruments in the Condensed Consolidated Statement of Income.
(i)	Reported as other operating expenses in the Condensed Consolidated Statement of Income.
(j)	The fair value adjustment is reported as other income, and the related interest is reported as interest expense in the Condensed Consolidated Statement of Income.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Level 3 recurring fair value measurements
		Net realized/unrealized gains (losses)						Net unrealized gains (losses) included in
($ in millions)	Fair value as of January 1, 2008	Included in earnings		Included in other comprehensive income (a)	Purchases, sales, issuances, and settlements, net	Net transfer in (out) of Level 3	Fair value as of September 30, 2008	earnings still held as of September 30, 2008
Assets
Investment securities
Available-for-sale securities	$1,249	$ (79	) (b)	$ 6	$ (206)	$—	$ 970	$ (71	) (b)
Trading securities	2,726	(666	) (c)	(3)	(41)	—	2,016	(703	) (c)
Consumer finance receivables and loans, net of unearned income (d)	6,684	(2,494	) (e)	—	(1,980)	—	2,210	(3,392	) (e)
Mortgage servicing rights	4,713	(548	) (f)	—	560	—	4,725	(529	) (f)
Other assets
Cash reserve deposits held-for-securitization trusts	30	—	(g)	—	12	—	42	(181	) (g)
Fair value of derivative contracts in receivable position, net	(46)	123	(h)	27	(166)	2	(60)	335	(h)
Restricted cash collections for securitization trusts	111	(15	) (i)	(6)	(83)	—	7	(15	) (i)
Total assets	$15,467	$(3,679)		$24	$(1,904)	$ 2	$ 9,910	$(4,556)
Liabilities
Secured debt
On-balance sheet securitization debt (d)	$(6,734)	$ 2,544	(j)	$—	$ 1,905	$—	$(2,285)	$ 2,873	(j)
Collateralized debt obligations (d)	(351)	82	(c)	—	88	—	(181)	93	(c)
Total liabilities	$(7,085)	$ 2,626		$—	$ 1,993	$—	$(2,466)	$ 2,966
(a)	Includes foreign currency translation adjustments, if any.
(b)	Reported as investment income (loss) in the Condensed Consolidated Statement of Income, except securitization trust interests, which are reported as other income in the Condensed Consolidated Statement of Income.
(c)	Reported as investment income (loss) in the Condensed Consolidated Statement of Income.
(d)	Carried at fair value due to fair value option election.
(e)	The fair value adjustment is reported as other income, and the related interest is reported as consumer financing revenue in the Condensed Consolidated Statement of Income.
(f)	Reported as servicing asset valuation and hedge activities, net, in the Condensed Consolidated Statement of Income.
(g)	Reported as other income, net of losses, in the Condensed Consolidated Statement of Income.
(h)	Refer to Note 13 for information related to the location of the gains and losses on derivative instruments in the Condensed Consolidated Statement of Income.
(i)	Reported as other operating expenses in the Condensed Consolidated Statement of Income.
(j)	The fair value adjustment is reported as other income, and the related interest is reported as interest expense in the Condensed Consolidated Statement of Income.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Nonrecurring Fair Value

We may be required to measure certain assets and liabilities at fair value from time to time. These periodic fair value measures typically result from the application of lower of cost or fair value accounting or certain impairment measures under GAAP. These items would constitute nonrecurring fair value measures.

The following tables display the assets and liabilities measured at fair value on a nonrecurring basis and held at September 30, 2009, and September 30, 2008.

	Nonrecurring fair value measures				Lower of cost or fair value allowance or valuation	Total gains (losses) included in earnings for the three	Total gains (losses) included in earnings for the nine
September 30, 2009 ($ in millions)	Level 1	Level 2	Level 3	Total	reserve	months ended	months ended

Assets
Loans held-for-sale (a)	$—	$7	$636	$643	$ (379)	n/m (b)	n/m (b)
Commercial finance receivables and loans, net of unearned income (c)	—	161	2,336	2,497	(1,014)	$ — (d)	$ (87)(d)
Other assets
Real estate and other investments (e)	—	85	—	85	n/m (f)	(1)	5
Repossessed and foreclosed assets, net (g)	—	173	107	280	(97)	n/m (b)	n/m (b)
Goodwill (h)	—	—	—	—	n/m (f)	—	(607)

Total assets	$—	$426	$3,079	$3,505	$(1,490)	$ (1)	$(689)

n/m = not meaningful

(a)	Represents assets held-for-sale that are required to be measured at the lower of cost or fair value. The table above includes only assets with fair values below cost as of September 30, 2009. The related valuation allowance represents the cumulative adjustment to fair value of those specific assets.
(b)	We consider the applicable valuation or loan loss allowance to be the most relevant indicator of the impact on earnings caused by the fair value measurement. Accordingly, the table above excludes total gains and losses included in earnings for these items. The carrying values are inclusive of the respective valuation or loan loss allowance.
(c)	Represents the portion of the commercial portfolio impaired as of September 30, 2009. The related credit allowance represents the cumulative adjustment to fair value of those specific receivables.
(d)	Represents losses recognized on the impairment of our resort finance business, which provided debt capital to resort and timeshare developers.
(e)	Represents assets impaired as of September 30, 2009. The total loss included in earnings represents adjustments to the fair value of the portfolio based on actual sales during the three months ended September 30, 2009.
(f)	The total loss included in earnings is the most relevant indicator of the impact on earnings.
(g)	The allowance provided for repossessed and foreclosed assets represents any cumulative valuation adjustment recognized to adjust the assets to fair value less costs to sell.
(h)	Represents goodwill impaired as of June 30, 2009. The impairment related to a reporting unit within our Insurance operations. As of September 30, 2009, these losses were classified with income (loss) from discontinued operations, net of tax, on the Condensed Consolidated Statement of Income. Refer to Note 9 for additional goodwill information.
(i)	The fair value adjustment is reported as other income, and the related interest is reported as interest expense in the Condensed Consolidated Statement of Income.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Nonrecurring fair value measures				Lower of cost or fair value allowance or valuation	Total gains (losses) included in earnings for the three		Total gains (losses) included in earnings for the nine
September 30, 2008 ($ in millions)	Level 1	Level 2	Level 3	Total	reserve	months ended		months ended
Assets
Loans held-for-sale (a)	$—	$3,037	$2,940	$5,977	$(1,540)	n/m	(b)	n/m	(b)
Consumer finance receivables and loans, net of unearned income (c)	—	480	94	574	(466)	n/m	(b)	n/m	(b)
Commercial finance receivables and loans, net of unearned income (d)	—	—	1	1	(10)	n/m	(b)	n/m	(b)
Investment in operating leases, net (e)	—	—	484	484	n/m (f)	$ (93)		$(808)
GMAC Home Services assets held-for-sale (g)	—	—	182	182	(14)	n/m	(b)	n/m	(b)
Other assets
Real estate and other investments (e)	—	141	—	141	n/m (f)	(30)		(51)
Repossessed and foreclosed assets, net (h)	—	311	500	811	(272)	n/m	(b)	n/m	(b)
Goodwill (i)	—	—	—	—	n/m (f)	(16)		(16)
Investment in used vehicles held-for-sale (a)	—	—	22	22	(4)	n/m	(b)	n/m	(b)
Total assets	$—	$3,969	$4,223	$8,192	$(2,306)	$(139)		$(875)

n/m = not meaningful

(a)	Represents assets held-for-sale that are required to be measured at the lower of cost or fair value. Only assets with fair values below cost are included in the table above. The related valuation allowance represents the cumulative adjustment to fair value of those specific assets.
(b)	We consider the applicable valuation or loan loss allowance to be the most relevant indicator of the impact on earnings caused by the fair value measurement. The carrying values are inclusive of the respective valuation or loan loss allowance.
(c)	Included only receivables with a specific reserve established using the fair value of the underlying collateral. The related credit allowance represents the cumulative adjustment to fair value of those specific receivables.
(d)	Represents the portion of the commercial portfolio impaired as of September 30, 2008. The related credit allowance represents the cumulative adjustment to fair value of those specific receivables.
(e)	Represents assets impaired as of September 30, 2008. The total loss included in earnings for the three months ended September 30, 2008, represents the fair market value adjustments on the portfolio.
(f)	The total loss included in earnings is the most relevant indicator of the impact on earnings.
(g)	GMAC Home Services is a business unit under contract for sale and impaired as of September 30, 2008, under SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The allowance amount represents the difference between the carrying value and the estimated sale price and represents the impact to various balance sheet accounts.
(h)	The allowance provided for repossessed and foreclosed assets represents any cumulative valuation adjustment recognized to adjust the assets to fair value less costs to sell.
(i)	Represents goodwill impaired as of September 30, 2008. The entire goodwill balance of our North American Automotive Finance operations and our Commercial Finance Group were deemed to have a fair value of zero as of September 30, 2008.

Fair Value Option for Financial Assets and Financial Liabilities

On January 1, 2008, our Mortgage operations elected to measure at fair value certain mortgage loans held-for-investment and the related debt held in the financing securitization structures that existed. During the three months ended September 30, 2009, our Mortgage operations also elected the fair value option for government and agency eligible residential loans held-for-sale funded after July 31, 2009. Our intent in electing fair value for these items was to mitigate a divergence between accounting losses and economic exposure for certain assets and liabilities.

A description of the financial assets and liabilities elected to be measured at fair value is as follows.

•

On-balance sheet securitizations — In years prior to 2008, our Mortgage operations executed certain domestic securitizations that did not meet certain sale criteria. As part of these domestic on-balance sheet securitizations, we typically retained the economic residual interest in the securitization. The economic residual entitles us to excess cash flows that remain at each distribution date after absorbing any credit losses in the securitization. Because sale

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

treatment was not achieved, the mortgage loan collateral remained on the balance sheet and was classified as consumer finance receivable and loans; the securitization’s debt was classified as secured debt; and the economic residuals were not carried on the balance sheet. After execution of the securitizations, we were required under GAAP to continue recording an allowance for loan losses on these held-for-investment loans.

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

We carry the fair value-elected loans as consumer finance receivable and loans, net of unearned income, on the Condensed Consolidated Balance Sheet. Our policy is to separately record interest income on the fair value-elected loans (unless the loans are placed on nonaccrual status), which continues to be classified as consumer financing revenue in the Condensed Consolidated Statement of Income. We classified the fair value adjustment recorded for the loans as other income, net of losses, in the Condensed Consolidated Statement of Income.

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

•

Government and agency eligible loans — During the three months ended September 30, 2009, our Mortgage operations elected the fair value option for government and agency eligible residential loans held-for-sale funded after July 31, 2009. We elected the fair value option to mitigate earnings volatility by better matching the accounting for the assets with the related hedges.

Excluded from the fair value option were government and agency eligible loans funded on or prior to July 31, 2009, and those repurchased or re-recognized. The loans funded on or prior to July 31, 2009, were ineligible because the election must be made at the time of funding. Repurchased and re-recognized government and agency eligible loans were not elected because the election will not mitigate earning volatility. We repurchase or re-recognize loans due to representation and warranty obligations or conditional repurchase options. Typically, we will be unable to resell these assets through regular channels due to characteristics of the assets. Since the fair value of these assets is influenced by factors that cannot be hedged, we did not elect the fair value option.

We carry the fair value-elected government and agency eligible loans as loans held-for-sale on the Condensed Consolidated Balance Sheet. Our policy is to separately record interest income on the fair value-elected loans (unless they are placed on nonaccrual status), which continues to be classified as loans held-for-sale revenue in the Condensed Consolidated Statement of Income. Upfront fees and costs related to the fair value-elected loans are not deferred or capitalized. The fair value adjustment recorded for these loans is classified as gain (loss) on mortgage

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

loans, net, in the Condensed Consolidated Statement of Income. In accordance with GAAP, the fair value option election is irrevocable once the asset is funded even if it is subsequently determined that a particular loan cannot be sold under government programs or to the agencies.

The following tables summarize the fair value option elections and information regarding the amounts recorded as earnings for each fair value option-elected item.

	Changes included in the Condensed Consolidated Statement of Income for the three months ended September 30, 2009
($ in millions)	Consumer financing revenue	Loans held-for-sale revenue	Total interest expense	Gain on mortgage loans, net	Other income, net of losses	Total included in earnings	Change in fair value due to credit risk (a)
Assets
Consumer finance receivables and loans, net of unearned income	$119	$ —	$ —	$ —	$ 220	$ 339	$129	(b)
Loans held-for-sale	—	26	—	181	—	207	—	(c)
Liabilities
Secured debt
On-balance sheet securitization debt	$ —	$ —	$(55)	$ —	$(275)	$(330)	$(299	) (d)

Total						$ 216

(a)	Factors other than credit quality that impact fair value include changes in market interest rates and the illiquidity or marketability in the current marketplace. Lower levels of observable data points in illiquid markets generally result in wide bid/offer spreads.
(b)	The credit impact for consumer finance receivables and loans was quantified by applying internal credit loss assumptions to cash flow models.
(c)	The credit impact for loans held-for-sale is assumed to be zero because the loans are either suitable for sale or are covered by a government guarantee.
(d)	The credit impact for on-balance sheet securitization debt is assumed to be zero until our economic interests in a particular securitization is reduced to zero at which point the losses on the underlying collateral will be expected to be passed through to third-party bondholders. Losses allocated to third-party bondholders, including changes in the amount of losses allocated, will result in fair value changes due to credit. We also monitor credit ratings and will make credit adjustments to the extent any bond classes are downgraded by rating agencies.

	Changes included in the Condensed Consolidated Statement of Income for the nine months ended September 30, 2009
($ in millions)	Consumer financing revenue	Loans held-for-sale revenue	Total interest expense	Gain on mortgage loans, net	Other income, net of losses	Total included in earnings	Change in fair value due to credit risk (a)
Assets
Consumer finance receivables and loans, net of unearned income	$395	$ —	$ —	$ —	$ 453	$ 848	$ 86	(b)
Loans held-for-sale	—	26	—	181	—	207	—	(c)
Liabilities
Secured debt
On-balance sheet securitization debt	$ —	$ —	$(174)	$ —	$(600)	$(774)	$(215	) (d)

Total						$ 281

(a)	Factors other than credit quality that impact fair value include changes in market interest rates and the illiquidity or marketability in the current marketplace. Lower levels of observable data points in illiquid markets generally result in wide bid/offer spreads.
(b)	The credit impact for consumer finance receivables and loans was quantified by applying internal credit loss assumptions to cash flow models.
(c)	The credit impact for loans held-for-sale is assumed to be zero because the loans are either suitable for sale or are covered by a government guarantee.
(d)	The credit impact for on-balance sheet securitization debt is assumed to be zero until our economic interests in a particular securitization is reduced to zero at which point the losses on the underlying collateral will be expected to be passed through to third-party bondholders. Losses allocated to third-party bondholders, including changes in the amount of losses allocated, will result in fair value changes due to credit. We also monitor credit ratings and will make credit adjustments to the extent any bond classes are downgraded by rating agencies.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Changes included in the Condensed Consolidated Statement of Income for the three months ended September 30, 2008
($ in millions)	Consumer financing revenue	Total interest expense	Other gain (loss) on investments, net	Other income, net of losses	Total included in earnings	Change in fair value due to credit risk (a)
Assets
Consumer finance receivables and loans, net of unearned income	$168	$—	$—	$(75)	$93	$(258)	(b)
Liabilities
Secured debt
On-balance sheet securitization debt	$—	$(90)	$—	$3	$(87)	$119	(c)
Collateralized debt obligations	—	(2)	50	—	48	—	(d)

Total					$54

(a)	Factors other than credit quality that impact fair value include changes in market interest rates and the illiquidity or marketability in the current marketplace. Lower levels of observable data points in illiquid markets generally result in wide bid/offer spreads.
(b)	The credit impact for consumer finance receivables and loans was quantified by applying internal credit loss assumptions to cash flow models.
(c)	The credit impact for on-balance sheet securitization debt is assumed to be zero until our economic interests in a particular securitization is reduced to zero at which point the losses on the underlying collateral will be expected to be passed through to third-party bondholders. Losses allocated to third-party bondholders, including changes in the amount of losses allocated, will result in fair value changes due to credit. We also monitor credit ratings and will make credit adjustments to the extent any bond classes are downgraded by rating agencies.
(d)	The credit impact for collaterized debt obligations is assumed to be zero until our economic interests in the securitization is reduced to zero at which point the losses projected on the underlying collateral will be expected to be passed through to the securitization’s bonds. We also monitor credit ratings and will make credit adjustments to the extent any bond classes are downgraded by rating agencies.

	Changes included in the Condensed Consolidated Statement of Income for the nine months ended September 30, 2008
($ in millions)	Consumer financing revenue	Total interest expense	Other gain (loss) on investments, net	Other income, net of losses	Total included in earnings	Change in fair value due to credit risk (a)
Assets
Consumer finance receivables and loans, net of unearned income	$549	$—	$—	$(3,043)	$(2,494)	$(511)	(b	)
Liabilities
Secured debt
On-balance sheet securitization debt	$—	$(299)	$—	$2,843	$2,544	$218	(c	)
Collateralized debt obligations	—	(11)	93	—	82	—	(d	)

Total					$132

(a)	Factors other than credit quality that impact fair value include changes in market interest rates and the illiquidity or marketability in the current marketplace. Lower levels of observable data points in illiquid markets generally result in wide bid/offer spreads.
(b)	The credit impact for consumer finance receivables and loans was quantified by applying internal credit loss assumptions to cash flow models.
(c)	The credit impact for on-balance sheet securitization debt is assumed to be zero until our economic interests in a particular securitization is reduced to zero at which point the losses on the underlying collateral will be expected to be passed through to third-party bondholders. Losses allocated to third-party bondholders, including changes in the amount of losses allocated, will result in fair value changes due to credit. We also monitor credit ratings and will make credit adjustments to the extent any bond classes are downgraded by rating agencies.
(d)	The credit impact for collateralized debt obligations is assumed to be zero until our economic interests in a particular securitization is reduced to zero at which point the losses projected on the underlying collateral will be expected to be passed through to the securitization’s bonds. We also monitor credit ratings and will make credit adjustments to the extent any bond classes are downgraded by rating agencies.

Interest income on mortgage loans held-for-investment is measured by multiplying the unpaid principal balance on the loans by the coupon rate and the day’s interest due. Interest expense on the on-balance sheet securitizations is measured by multiplying bond principal by the coupon rate and day’s interest due to the investor.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table provides the aggregate fair value and the aggregate unpaid principal balance for the fair value option-elected loans and long-term debt instruments.

September 30, 2009 ($ in millions)	Unpaid principal balance	Premium/ (discount)		Loan advances/ other		Accrued interest		Fair value allowance		Fair value
Assets
Consumer finance receivables and loans, net of unearned income
Total loans	$7,527	$—		$(144)		$64		$(5,904)		$1,543
Nonaccrual loans	2,335		(a)		(a)		(a)		(a)		(a)
Loans 90+ days past due (b)	1,394		(a)		(a)		(a)		(a)		(a)
Loans held-for-sale
Total loans	4,141	57		—		4		103		4,305
Nonaccrual loans	2	—		—		—		—		2
Loans 90+ days past due (b)	1	—		—		—		—		1
Liabilities
Secured debt
On-balance sheet securitization debt	$(7,448)	$—		$—		$(16)		$5,935		$(1,529)

(a)	The fair value of loans held-for-investment is calculated on a pooled basis, which does not allow us to reliably estimate the fair value of loans 90+ days past due or nonaccrual loans. As a result, the fair value of these loans is not included in the table above. Unpaid principal balances were provided to allow assessment of the materiality of loans 90+ days past due and nonaccrual loans relative to total loans. For further discussion regarding the pooled basis, refer to the previous section of this Note titled Consumer finance receivables, net of unearned income.
(b)	Loans 90+ days past due are also presented within the nonaccrual loan balance and the total loan balance.

Fair Value of Financial Instruments

The following table presents the carrying and estimated fair value of assets and liabilities that are considered financial instruments. Accordingly, items that do not meet the definition of a financial instrument are excluded from the table. When possible, we use quoted market prices to determine fair value. Where quoted market prices are not available, the fair value is internally derived based upon appropriate valuation methodologies with respect to the amount and timing of future cash flows and estimated discount rates. However, considerable judgment is required in interpreting market data to develop estimates of fair value, so the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions or estimation methodologies could be material to the estimated fair values. Fair value information presented herein is based on information available at September 30, 2009, and December 31, 2008. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been updated since those dates; therefore, the current estimates of fair value at dates after September 30, 2009, and December 31, 2008, could differ significantly from these amounts.

	September 30, 2009		December 31, 2008
($ in millions)	Carrying value	Fair value	Carrying value	Fair value
Financial assets
Investment securities	$14,376	$14,376	$7,444	$7,444
Loans held-for-sale	14,963	15,305	7,919	8,182
Finance receivables and loans, net	84,478	72,563	96,640	91,026
Notes receivable from GM	969	947	1,655	1,655
Derivative assets	3,054	3,054	5,014	5,014
Derivative collateral placed with counterparties (a)	804	804	—	—
Interests retained in securitization trusts	609	609	1,001	1,001
Financial liabilities
Debt (b)	$102,532	$96,311	$126,771	$106,119
Deposit liabilities (c)	28,363	23,671	19,221	19,298
Derivative liabilities	1,954	1,954	2,653	2,653

(a)	Represents collateral in the form of investment securities.
(b)	Debt includes deferred interest for zero-coupon bonds of $491 million and $450 million for September 30, 2009, and December 31, 2008, respectively.
(c)	Represents certain consumer bank deposits and mortgage escrow deposits.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

•

Finance receivables and loans, net — With the exception of mortgage loans held-for-investment, the fair value of finance receivables was based on discounted future cash flows using applicable spreads to approximate current rates applicable to each category of finance receivables (an income approach). The carrying value of wholesale receivables in certain markets and certain other automotive- and mortgage-lending receivables for which interest rates reset on a short-term basis with applicable market indices are assumed to approximate fair value either because of the short-term nature or because of the interest rate adjustment feature. The fair value of wholesale receivables in other markets was based on discounted future cash flows using applicable spreads to approximate current rates applicable to similar assets in those markets.

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

In addition to the previously mentioned valuation methods, we also followed guidelines for determining whether a market is not active and a transaction is not distressed. As such, we assumed the price that would be received in an orderly transaction (including a market-based return) and not forced liquidation or distressed sale.

•	Notes receivable from GM — The fair value is estimated in the same manner as wholesale receivables. Refer to the section above titled Finance receivables and loans, net for additional information.

•	Derivative assets and liabilities — Refer to the previous section of this Note titled Derivative instruments for a description of the methodologies and assumptions used to determine fair value.

•

Derivative collateral placed with counterparties — Derivative collateral placed with counterparties in the table above represents only collateral in the form of investment securities. Refer to the previous section of this Note titled Investment securities for additional information.

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

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

17.	Variable Interest Entities

The following describes the VIEs that we have consolidated or in which we have a significant variable interest. We have certain secured funding arrangements that are structured through consolidating entities, as described in further detail in Note 10.

•

On-balance sheet securitization trusts — We have certain securitization transactions that are not QSPEs and are VIEs. We typically hold the first loss position in these securitization transactions and, as a result, anticipate absorbing the majority of the expected losses of the VIE. Accordingly, we are the primary beneficiary; thus, we have consolidated these securitization trusts entities. The assets of the consolidated securitization trusts totaled $41.2 billion and $49.9 billion at September 30, 2009, and December 31, 2008, respectively. The majority of the assets are included as finance receivables and loans, net of unearned interest, on the Condensed Consolidated Balance Sheet. The liabilities of these securitization trust entities totaled $32.1 billion and $39.0 billion at September 30, 2009, and December 31, 2008, respectively. The majority of these liabilities were included as secured debt on the Condensed Consolidated Balance Sheet.

The nature of, purpose of, activities of, and our continuing involvement with the consolidated securitization trusts are virtually identical to those of our off-balance sheet securitization trusts, which are discussed in Note 7. The assets of the securitization trusts generally are the sole source of repayment on the securitization trusts’ liabilities. The creditors of the securitization trusts do not have recourse to our general credit with the exception of the customary representation and warranty repurchase provisions and, in certain transactions, early payment default provisions as discussed in Note 26 to the Consolidated Financial Statements in our 2008 Annual Report on Form 10-K.

During 2009, we executed an amendment to a wholesale automotive securitization transaction that was classified as a QSPE and, therefore, was unconsolidated. The amendment contractually required us to deposit additional cash into a collateral account held by the trust. Management determined the amendment caused the trust to no longer be classified as a QSPE. As a result, the trust became a consolidated entity.

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

The assets of these residential mortgage warehouse entities totaled $573 million, and liabilities totaled $706 million at September 30, 2009. At December 31, 2008, the assets of these residential mortgage warehouse entities totaled $1.4 billion, and liabilities totaled $1.5 billion. The majority of the assets and liabilities are included in loans held-for-sale or finance receivables and loans, net of unearned income and secured debt, respectively, on the Condensed Consolidated Balance Sheet. The creditors of these VIEs do not have legal recourse to our general credit.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

•

Construction and real estate lending — We invest in certain entities and enter into subordinated real estate-lending arrangements. These entities are created to develop land and construct properties. Management has determined we do not have the majority of the expected losses or returns, and therefore consolidation is not appropriate. Total assets in these entities were $40 million at September 30, 2009, all of which represents our maximum exposure. Total assets in these entities were $65 million at December 31, 2008, of which $43 million represents our maximum exposure. We do not have a contractual obligation to provide any type of financial support in the future, nor have we provided noncontractual financial support or any type of support to the entity during the three months ended September 30, 2009.

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

We consolidate CMH as we hold all the remaining interests in CMH and are, therefore, the primary beneficiary. The assets of CMH were $82 million and $186 million as of September 30, 2009, and December 31, 2008, respectively, and were included in other assets on the Condensed Consolidated Balance Sheet. The liabilities of CMH were less than $1 million and $47 million as of September 30, 2009, and December 31, 2008, respectively, which were classified as debt and accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet. The beneficial interest holders of this VIE do not have legal recourse to our general credit. We do not have a contractual obligation to provide any type of financial support in the future, nor have we provided noncontractual financial support or any type of support to the entity during the three months ended September 30, 2009.

We continue to service, account for, market, and sell the assets without a servicing fee. However, we do receive reimbursement of expenses directly related to the assets such as property taxes and other direct out-of-pocket expenses. This VIE does not conduct new business; therefore, no new assets were transferred into CMH.

•

Servicing funding — To assist in the financing of our servicing advance receivables, our Mortgage operations formed an SPE that issues term notes to third-party investors that are collateralized by servicing advance receivables. These servicing advance receivables are transferred to the SPE and consist of delinquent principal and interest advances made by our Mortgage operations, as servicer, to various investors; property taxes and insurance premiums advanced to taxing authorities and insurance companies on behalf of borrowers; and amounts advanced for mortgages in foreclosure. The SPE funds the purchase of the receivables through financing obtained from the third-party investors and subordinated loans or an equity contribution from our Mortgage operations. Management

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

has determined that we are the primary beneficiary of the SPE and therefore consolidate the entity. The assets of this entity totaled $1.2 billion and $1.2 billion as of September 30, 2009, and December 31, 2008, respectively, which are included in other assets on the Condensed Consolidated Balance Sheet. The liabilities of this entity totaled $1.3 billion at September 30, 2009, consisting of $700 million in third-party term notes that are included within debt on the Condensed Consolidated Balance Sheet, and $591 million in affiliate payables to ResCap, which are eliminated in consolidation. The liabilities of this entity totaled $1.2 billion at December 31, 2008, consisting of $700 million in third-party term notes that are included within debt on the Condensed Consolidated Balance Sheet and $507 million in affiliate payables to ResCap that are eliminated in consolidation. The beneficial interest holder of this VIE does not have legal recourse to our general credit. We do not have a contractual obligation to provide any type of financial support in the future, nor have we provided noncontractual financial support to the entity during the three months ended September 30, 2009.

•

Commercial Finance receivables — We transfer asset-backed lending receivables and commercial trade receivables into bank-sponsored multiseller commercial paper conduits. These conduits provide a funding source to us (and to other transferors into the conduit) as they fund the purchase of the receivables through the issuance of commercial paper. Total assets and liabilities outstanding in these bank-sponsored conduits approximated $895 million and $262 million, respectively, as of September 30, 2009. Total assets and liabilities outstanding in these bank-sponsored conduits approximated $2.1 billion and $781 million, respectively, as of December 31, 2008. Although we have a variable interest in these conduits, we may prepay all of the loans at our discretion at any time.

Prior to July 21, 2009, we also had a facility in which we transferred commercial-lending receivables to a 100% owned SPE that, in turn, issued notes to third-party financial institutions, our Commercial Finance Group, and asset-backed commercial paper conduits. The SPE funded the purchase of receivables from us with cash obtained from the sale of notes. Management determined we were the primary beneficiary of the SPE and therefore consolidated the entity. Additionally, beneficial interest holders of this variable interest entity did not have legal recourse to our general credit. On July 21, 2009, this facility was settled and discontinued due to the availability of alternative funding. As a result, there were no remaining assets or liabilities included in our Condensed Consolidated Balance Sheet as of September 30, 2009. As of December 31, 2008, the assets and liabilities of the SPE totaled $2.2 billion and $1.1 billion respectively, and they were included in finance receivables and loans, net of unearned income, on our Condensed Consolidated Balance Sheet.

•

Preferred Blocker Inc. — In connection with the fourth quarter 2008 private debt exchange, we transferred GMAC Preferred Membership Interests (the Blocker Preferred) to Preferred Blocker Inc. (Blocker), a newly formed taxable C-corporation. Blocker was established for the sole purpose of investing in the Blocker Preferred and financing them through the issuance of preferred stock (the Blocker Preferred Stock) to third-party investors in connection with the December 2008 private debt exchange. Blocker did not engage in any business activities, hold any assets, or incur any liabilities other than in connection with the issuance and maintenance of Blocker Preferred Stock. In connection with the arrangement described above, GMAC held 5,000,000 shares of Blocker common stock with a par value of $0.01. Additionally, we were bound by a Keep-Well Agreement with Blocker in which we were required to make payment to Blocker in the event that Blocker’s expenses, primarily its income tax expense, were greater than the dividend spread between the Blocker Preferred (11.86% dividend rate per annum) and the Blocker Preferred Stock (7% dividend rate per annum). Due to the spread in rates, Blocker's tax rate would have to have exceeded 41.0% before we would have been required to make payment under the Keep-Well Agreement. Since this rate is in excess of common corporate taxable rates, the potential for loss under the agreement was considered remote, unless corporate tax rates increased. Although we held these variable interests in Blocker, we were not considered to be the primary beneficiary as we did not retain the majority of the expected losses or returns. Blocker was a wholly owned nonconsolidated subsidiary of GMAC. In connection with GMAC's June 30, 2009, conversion from a limited liability company to a corporation effective October 15, 2009, Blocker was merged with and into GMAC with GMAC continuing as the servicing entity; the Blocker Preferred Stock was converted into the right to receive Fixed Rate Cumulative Perpetual Preferred Stock, Series G, of GMAC. For further information, refer to Note 19, which describes certain subsequent events.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

18.	Segment Information

Financial results for our reportable segments are summarized below.

	Global Automotive Finance operations (a)		Mortgage operations (c)(d)	Insurance operations	Corporate and Other (d)(e)	Consolidated
Three months ended September 30, ($ in millions)	North American operations	International operations (b)
2009
Net financing revenue (loss)	$ 656	$ 251	$ 120	$ —	$ (453)	$ 574
Other revenue	289	97	465	683	1	1,535

Total net revenue (loss)	945	348	585	683	(452)	2,109
Provision for loan losses	122	33	349	—	200	704
Noninterest expense	478	265	983	602	40	2,368

Income (loss) from continuing operations before income tax expense (benefit)	345	50	(747)	81	(692)	(963)
Income tax expense (benefit) from continuing operations	31	33	(154)	56	(258)	(292)

Net income (loss) from continuing operations	314	17	(593)	25	(434)	(671)

(Loss) income from discontinued operations, net of tax	—	(167)	—	71	—	(96)

Net income (loss)	$ 314	$ (150)	$ (593)	$ 96	$ (434)	$ (767)

Total assets	$104,369	$24,217	$56,927	$11,660	$(18,919)	$178,254

2008
Net financing revenue (loss)	$ 265	$ 238	$ 38	$ —	$ (35)	$ 506
Other revenue (loss)	240	47	(194)	787	(186)	694

Total net revenue (loss)	505	285	(156)	787	(221)	1,200
Provision for loan losses	390	47	652	—	10	1,099
Noninterest expense	438	294	1,141	714	153	2,740

(Loss) income before income tax (benefit) expense from continuing operations	(323)	(56)	(1,949)	73	(384)	(2,639)
Income tax (benefit) expense from continuing operations	(73)	(24)	(18)	2	12	(101)

Net (loss) income from continuing operations	(250)	(32)	(1,931)	71	(396)	(2,538)

(Loss) income from discontinued operations, net of tax	—	(12)	—	26	1	15

Net (loss) income	$ (250)	$ (44)	$ (1,931)	$ 97	$ (395)	$ (2,523)

Total assets	$123,394	$34,045	$57,945	$12,459	$(16,516)	$211,327

(a)	North American operations consist of automotive financing in the United States, Canada, and Puerto Rico. International operations consist of automotive financing and full-service leasing in all other countries.
(b)	Amounts include intrasegment eliminations between North American operations and International operations.
(c)	Represents the ResCap legal entity and the mortgage activities of Ally Bank and ResMor Trust.
(d)	Refer to Note 1 for a description of changes to historical financial data for Mortgage operations and Corporate and Other reportable segment.
(e)	Represents our Commercial Finance Group, certain equity investments, other corporate activities, and reclassifications and eliminations between the reportable operating segments.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Global Automotive Finance operations (a)
Nine months ended September 30, ($ in millions)	North American operations	International operations (b)	Mortgage operations (c)(d)	Insurance operations	Corporate and Other (d)(e)	Consolidated
2009
Net financing revenue (loss)	$ 1,635	$ 684	$ 261	$ —	$ (1,146)	$ 1,434
Other revenue (loss)	821	287	(101)	1,914	416	3,337

Total net revenue (loss)	2,456	971	160	1,914	(730)	4,771
Provision for loan losses	272	143	1,915	—	378	2,708
Noninterest expense	1,292	764	2,174	1,708	124	6,062

Income (loss) from continuing operations before income tax expense (benefit)	892	64	(3,929)	206	(1,232)	(3,999)
Income tax expense (benefit) from continuing operations	942	174	(480)	88	(43)	681

Net (loss) income from continuing operations	(50)	(110)	(3,449)	118	(1,189)	(4,680)

Loss from discontinued operations, net of tax	—	(177)	—	(488)	—	(665)

Net loss	$ (50)	$ (287)	$ (3,449)	$ (370)	$ (1,189)	$ (5,345)

Total assets	$104,369	$24,217	$56,927	$11,660	$(18,919)	$178,254

2008
Net financing revenue	$ 280	$ 990	$ 210	$ —	$ 69	$ 1,549
Other revenue (loss)	721	333	(973)	2,546	(226)	2,401

Total net revenue (loss)	1,001	1,323	(763)	2,546	(157)	3,950
Provision for loan losses	755	153	1,414	—	23	2,345
Noninterest expense	1,282	927	2,438	2,164	363	7,174

(Loss) income from continuing operations before income tax (benefit) expense	(1,036)	243	(4,615)	382	(543)	(5,569)
Income tax (benefit) expense from continuing operations	(86)	30	65	81	(18)	72

Net (loss) income from continuing operations	(950)	213	(4,680)	301	(525)	(5,641)

(Loss) income from discontinued operations, net of tax	—	(16)	—	63	—	47

Net (loss) income	$ (950)	$ 197	$ (4,680)	$ 364	$ (525)	$ (5,594)

Total assets	$123,394	$34,045	$57,945	$12,459	$(16,516)	$211,327

(a)	North American operations consist of automotive financing in the United States, Canada, and Puerto Rico. International operations consist of automotive financing and full-service leasing in all other countries.
(b)	Amounts include intrasegment eliminations between North American operations and International operations.
(c)	Represents the ResCap legal entity and the mortgage activities of Ally Bank and ResMor Trust.
(d)	Refer to Note 1 for a description of changes to historical financial data for Mortgage operations and Corporate and Other reportable segment.
(e)	Represents our Commercial Finance Group, certain equity investments, other corporate activities, and reclassifications and eliminations between the reportable operating segments.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

19.	Subsequent Events

We evaluated subsequent events through November 10, 2009, (the date the Condensed Consolidated Financial Statements were filed with the SEC).

Restructuring Transactions

Effective June 30, 2009, and as previously disclosed, GMAC was converted (the Conversion) from a Delaware limited liability company into a Delaware corporation in accordance with applicable law and was renamed “GMAC Inc.” In connection with the Conversion, the 7% Cumulative Perpetual Preferred Stock (the Blocker Preferred Stock) of Preferred Blocker Inc. (Blocker), a wholly owned subsidiary of GMAC, was required by its terms to be converted into or exchanged for preferred stock of GMAC. For this purpose, GMAC had previously authorized for issuance its 7% Fixed Rate Cumulative Perpetual Preferred Stock, Series G (the Series G Preferred). Pursuant to the terms of a Certificate of Merger, effective October 15, 2009, (the Effective Time) Blocker has merged with and into GMAC, with GMAC continuing as the surviving entity (the Merger). At the Effective Time, each share of the Blocker Preferred Stock issued and outstanding immediately prior to the Effective Time was converted into the right to receive an equal number of newly issued shares of Series G Preferred. In the aggregate, 2,576,601 shares of Series G Preferred were issued in connection with the Merger.

In connection with the Merger, GMAC’s keep-well agreement with Blocker terminated in accordance with its terms. The keep-well agreement had previously obligated GMAC to provide funds to Blocker necessary to pay all expenses and unpaid dividends on the Blocker Preferred Stock in the event that dividend payments on Fixed Rate Cumulative Perpetual Preferred Stock, Series E (the Series E Preferred), held by Blocker were insufficient to pay in full such expenses and declared and unpaid dividends on the Blocker Preferred Stock. In addition, each share of Series E Preferred previously held by Blocker was canceled and returned to authorized but unissued status.

The Series G Preferred has substantially the same rights, preferences and economic benefits as previously provided to holders of the Blocker Preferred Stock pursuant to the terms and conditions of the Blocker Preferred Stock and Series E Preferred. Among other terms, the Series G Preferred will bear interest at a rate of 7% per annum and will rank equally in right of payment with each of GMAC’s outstanding series of preferred stock in accordance with the terms thereof.

Separately, FIM Coinvestors Holdings I LLC, FIM CB Holdings LLC, CB FIM LLC, CB FIM Coinvestors I, LLC, and CB FIM Coinvestors, LLC (collectively, the FIM Entities), each of which holds GMAC common stock, have entered into agreements with GMAC (the Restructuring Agreements) to restructure their common stock investments. Effective October 15, 2009, GMAC exchanged all of the GMAC common stock previously held by each FIM Entity (the Old Common Stock) for new shares of GMAC common stock (the New Common Stock) with identical terms to the Old Common Stock in an amount equal to the number of shares of Old Common Stock acquired from each respective FIM Entity. Under the Restructuring Agreements, each FIM Entity is obligated to distribute the New Common Stock to its equity holders (the FIM Investors) and dissolve and terminate its existence as soon as practicable following October 15, 2009. As a result, the FIM Investors will hold common stock of GMAC directly and not through their investments in the FIM Entities.

Declaration of Quarterly Dividend Payments

On October 15, 2009, our Board of Directors declared quarterly dividend payments on certain outstanding preferred stock. This included a cash dividend of $20 per share, or a total of $100 million, on the Fixed Rate Cumulative Perpetual Preferred Stock, Series D-1; a cash dividend of $22.50 per share, or a total of $5.6 million, on the Fixed Rate Cumulative Perpetual Preferred Stock, Series D-2; a cash dividend of $1.125 per share, or a total of $177.2 million, on the Fixed Rate Cumulative Mandatorily Convertible Preferred Stock, Series F; and a cash payment of $17.31 per share, or a total of approximately $44.6 million, on the Fixed Rate Cumulative Perpetual Preferred Stock, Series G.

Sale of U.S. Consumer Property and Casualty Insurance Business

On October 16, 2009, a subsidiary of GMAC reached an agreement to sell GMAC’s U.S. consumer property and casualty insurance business to American Capital Acquisition Corporation. This agreement follows a comprehensive strategic review of GMAC’s broader insurance business, which includes GMAC’s U.S. automobile, commercial vehicle, motorcycle,

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

and recreational vehicle insurance offerings. The dealer-related insurance business, which includes extended service contracts and insurance for auto dealer inventories, is not affected by this transaction and remains a strategic component of GMAC’s insurance platform. The closing of the transaction is subject to regulatory approval and other customary closing conditions.

Temporary Liquidity Guarantee Program (TLGP)

In the second quarter of 2009, we received approval to participate in the FDIC’s TLGP for up to $7.4 billion. This program allows us to issue senior unsecured debt guaranteed by the FDIC in return for a fee based on the amount and maturity of the debt. During the second quarter of 2009, we issued $4.5 billion of FDIC-guaranteed unsecured long-term debt. The securities offering included $3.5 billion aggregate principal amount of senior fixed rate notes and $1.0 billion aggregate principal amount of senior floating rate notes, both due in December 2012. On October 30, 2009, we issued an additional $2.9 billion aggregate principal amount of FDIC-guaranteed unsecured long-term debt. These securities were senior fixed rate notes due in October 2012.

Capmark Financial Group, Inc.

Capmark Financial Group Inc. (Capmark) announced that on October 25, 2009, Capmark and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. During the fourth quarter of 2008, we recognized a full impairment of our equity investment in Capmark, and as a result, our equity investment has been reduced to zero. We are currently evaluating other potential impacts of the bankruptcy filings, but we do not expect any potential financial impact to be material to GMAC.

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

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2009	2008	2009	2008

Financial statement data
Total financing revenue and other interest income	$3,417	$4,951	$10,713	$15,544
Interest expense	1,899	2,880	6,125	8,880
Depreciation expense on operating lease assets	944	1,472	3,154	4,307
Impairment on investment in operating leases	—	93	—	808

Net financing revenue	574	506	1,434	1,549
Total other revenue	1,535	694	3,337	2,401

Total net revenue	2,109	1,200	4,771	3,950
Provision for loan losses	704	1,099	2,708	2,345
Total noninterest expense	2,368	2,740	6,062	7,174

Loss before income tax (benefit) expense	(963)	(2,639)	(3,999)	(5,569)
Income tax (benefit) expense (a)	(292)	(101)	681	72

Net loss from continuing operations	(671)	(2,538)	(4,680)	(5,641)

(Loss) income from discontinued operations, net of tax	(96)	15	(665)	47

Net loss	$(767)	$(2,523)	$(5,345)	$(5,594)

Total assets	$178,254	$211,327	$178,254	$211,327
Total debt	$102,041	$160,631	$102,041	$160,631
Total equity	$24,941	$9,248	$24,941	$9,248
Financial ratios (b)
Return on assets	(1.72)%	(4.78)%	(4.00)%	(3.53)%
Return on equity	(12.30)%	(109.13)%	(28.57)%	(80.65)%
Equity to assets ratio	13.99%	4.38%	13.99%	4.38%
Regulatory capital ratios
Tier 1 capital	14.41%	n/a (c)	14.41%	n/a (c)
Total risk-based capital	15.82%	n/a (c)	15.82%	n/a (c)
Tier 1 leverage	13.50%	n/a (c)	13.50%	n/a (c)
Tier 1 common	6.06%	n/a (c)	6.06%	n/a (c)

(a)	Effective June 30, 2009, GMAC converted into a corporation and, as a result, will be subject to corporate U.S. federal, state, and local taxes beginning in the third quarter of 2009. Refer to Note 14 to the Condensed Consolidated Financial Statements for additional information regarding our change in tax status.
(b)	Ratios computed based on total assets and total equity as of September 30, 2009 and 2008.
(c)	Not applicable (n/a) as of September 30, 2008, as GMAC did not become a bank holding company until December 24, 2008.

Overview

GMAC is a leading, independent, globally diversified, financial services firm with approximately $178 billion of assets at September 30, 2009. Founded in 1919 as a wholly owned subsidiary of General Motors Corporation, GMAC was established to provide dealers with the automotive financing necessary to acquire and maintain vehicle inventories and to provide retail customers the means by which to finance vehicle purchases through GM dealers. On November 30, 2006, General Motors Corporation sold a 51% interest in us (the Sale Transactions) to FIM Holdings LLC (FIM Holdings), an investment consortium led by Cerberus FIM Investors, LLC, the sole managing member. On December 24, 2008, the Board of Governors of the Federal Reserve System (the Board of Governors) approved our application to become a bank holding company under the Bank Holding Company Act of 1956, as amended (the BHC Act). In connection with this approval, General Motors Corporation and FIM Holdings were required to significantly reduce their voting equity ownership interests in GMAC. These reductions in ownership occurred in 2009.

We currently operate in the following primary lines of business — Global Automotive Finance, Mortgage, Insurance, and Corporate and Other. During the three months ended September 30, 2009, we committed to sell the U.S. consumer property and casualty insurance business of our Insurance operations and certain operations of our International Automotive Finance operations. For all periods presented, all of the operating results for these operations have been removed from continuing operations. Refer to Note 2 to the Condensed Consolidated Financial Statements for additional information regarding our discontinued operations.

The following table summarizes the operating results of each line of business for the three months and nine months ended September 30, 2009 and 2008. Operating results for each of the lines of business are more fully described in the MD&A sections that follow.

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2009	2008	Favorable/ (unfavorable) % change	2009	2008	Favorable/ (unfavorable) % change
Total net revenue (loss)
Global Automotive Finance operations	$1,293	$790	64	$3,427	$2,324	47
Mortgage operations	585	(156)	n/m	160	(763)	121
Insurance operations	683	787	(13)	1,914	2,546	(25)
Corporate and Other	(452)	(221)	(105)	(730)	(157)	n/m

Total	$2,109	$1,200	76	$4,771	$3,950	21

Income (loss) before income tax (benefit) expense
Global Automotive Finance operations	$395	$(379)	n/m	$956	$(793)	n/m
Mortgage operations	(747)	(1,949)	62	(3,929)	(4,615)	15
Insurance operations	81	73	11	206	382	(46)
Corporate and Other	(692)	(384)	(80)	(1,232)	(543)	(127)

Total	$(963)	$(2,639)	64	$(3,999)	$(5,569)	28

Net (loss) income from continuing operations
Global Automotive Finance operations	$331	$(282)	n/m	$(160)	$(737)	78
Mortgage operations	(593)	(1,931)	69	(3,449)	(4,680)	26
Insurance operations	25	71	(65)	118	301	(61)
Corporate and Other	(434)	(396)	(10)	(1,189)	(525)	(126)

Total	$(671)	$(2,538)	74	$(4,680)	$(5,641)	17

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

International Automotive Finance operations announced plans to cease retail and wholesale originations in Australia, New Zealand, Argentina, and retail originations in several European markets. We further implemented more conservative pricing policies throughout most remaining international markets to more closely align lending activity with the funding available in the current capital markets. As a result of these actions, automotive financing volume was significantly lower in the three months and nine months ended September 30, 2009, compared to the same periods in 2008.

On April 30, 2009, we entered into an agreement with Chrysler LLC (Chrysler) to provide automotive financing products and services to Chrysler dealers and customers. We are the preferred provider of new wholesale financing for Chrysler dealer inventory in the United States, Canada, and Mexico, along with other international markets upon the mutual agreement of the parties. The four-year agreement provides for incentivized retail financing with limited exclusivity and certain protections designed to minimize our risk of loss. We have put in place new interim dealer funding and have substantially completed the process of conducting credit assessments of each Chrysler dealer. All decisions to establish credit lines or to provide other products and services with a dealer are at our sole discretion. We have also agreed to work with Chrysler to develop other dedicated or customized services as the parties may agree from time to time.

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

•

Our Insurance operations offer vehicle service contracts and underwrite personal automobile insurance coverages and selected commercial insurance coverages in the United States and internationally. We are a leading provider of vehicle service contracts with mechanical breakdown and maintenance coverages. Our vehicle service contracts offer vehicle owners and lessees mechanical repair protection and roadside assistance for new and used vehicles beyond the manufacturer’s new vehicle warranty. Internationally, we underwrite and market physical damage and liability insurance coverages for passenger automobiles, recreational vehicles, and commercial automobiles through independent agency, direct response, and internet channels. We also provide commercial insurance primarily covering dealers’ wholesale vehicle inventory.

•	Corporate and Other operations consist of our Commercial Finance Group, certain equity investments, corporate activities, and reclassifications and eliminations between the reportable segments.

Consolidated Results of Operations

The following table summarizes our consolidated operating results excluding discontinued operations for the periods shown.

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2009	2008	Favorable/ (unfavorable) % change	2009	2008	Favorable/ (unfavorable) % change
Revenue
Total financing revenue and other interest income	$3,417	$4,951	(31)	$10,713	$15,544	(31)
Interest expense	1,899	2,880	34	6,125	8,880	31
Depreciation expense on operating lease assets	944	1,472	36	3,154	4,307	27
Impairment of investment in operating leases	—	93	100	—	808	100

Net financing revenue	574	506	13	1,434	1,549	(7)
Other revenue
Net servicing income	274	180	52	481	1,341	(64)
Insurance premiums and service revenue earned	582	791	(26)	1,697	2,352	(28)
Gain (loss) on mortgage and automotive loans, net	194	25	n/m	128	(1,674)	108
Gain on extinguishment of debt	10	59	(83)	667	1,164	(43)
Other gain (loss) on investments, net	216	(396)	155	297	(846)	135
Other income, net of losses	259	35	n/m	67	64	5

Total other revenue	1,535	694	121	3,337	2,401	39
Total net revenue	2,109	1,200	76	4,771	3,950	21
Provision for loan losses	704	1,099	36	2,708	2,345	(15)
Noninterest expense
Insurance losses and loss adjustment expenses	335	423	21	984	1,310	25
Impairment of goodwill	—	16	100	—	16	100
Other operating expenses	2,033	2,301	12	5,078	5,848	13

Total noninterest expense	2,368	2,740	14	6,062	7,174	16
Loss from continuing operations before income tax (benefit) expense	(963)	(2,639)	64	(3,999)	(5,569)	28
Income tax (benefit) expense from continuing operations	(292)	(101)	189	681	72	n/m

Net loss from continuing operations	$(671)	$(2,538)	74	$(4,680)	$(5,641)	17

n/m = not meaningful

We reported a net loss from continuing operations of $671 million for the three months ended September 30, 2009, compared to a net loss of $2.5 billion for the three months ended September 30, 2008, and a net loss of $4.7 billion for the nine months ended September 30, 2009, compared to a net loss of $5.6 billion for the same period in 2008. Continuing operations’ results were adversely affected by losses related to legacy assets in our Mortgage operations and overall continued weak consumer credit performance. These adverse impacts were partially offset by a strengthening used automobile market.

Total financing revenue and other interest income decreased by 31% for both the three months and nine months ended September 30, 2009, compared to the same periods in 2008, primarily due to lower asset levels at our Global Automotive Finance operations and Mortgage operations as a result of lower asset origination levels and portfolio runoff. Consumer and operating lease revenue (along with the related depreciation expense) at our Global Automotive Finance operations decreased as a result of declining originations due to the continued credit market dislocation, the overall economic conditions, low consumer confidence, and our strategic decisions in late 2008 to significantly curtail leasing. In addition, our International Automotive Finance operations experienced lower commercial asset levels due to operations winding down in several countries. Declines in asset levels at our Mortgage operations resulted from asset sales, increases in nonaccrual loan levels, and portfolio runoff.

Interest expense decreased $981 million and $2.8 billion in the three months and nine months ended September 30, 2009, respectively, compared to the same periods in 2008. Interest expense at our Global Automotive Finance operations decreased $1.0 billion and $2.4 billion for the three months and nine months ended September 30, 2009, respectively, primarily as a result of reductions in the average balance of interest-bearing liabilities, lower interest rates, and favorable net derivative activity. The $374 million and $1.4 billion decreases during the three months and nine months ended September 30, 2009, respectively, at our Mortgage operations were primarily due to a lower average cost of funds due to declining interest rates and lower average borrowings related to a reduction in asset levels and extinguishments of ResCap debt. The decreases in interest expense during the three months and nine months ended September 30, 2009, respectively, were offset by $398 million and $985 million increases at our Corporate and Other operations segment primarily due to the amortization of the original issue discount associated with our December 2008 bond exchange.

No impairment of investment in operating leases was recognized in 2009. The $93 million and $808 million impairment recognized by our North American Automotive Finance operations for the three months and nine months ended September 30, 2008, respectively, resulted from a sharp decline in demand and used vehicle sale prices for sport-utility vehicles and trucks in the United States and Canada, which affected our remarketing proceeds.

Net servicing income increased 52% and decreased 64% in the three months and nine months ended September 30, 2009, respectively, compared to the same periods in 2008. The increase in the three-month period was mainly due to the negative mortgage servicing valuations recognized in the third quarter of 2008 as a result of increases in the cost of servicing assets resulting from higher delinquencies and defaults. The third quarter of 2009 was unfavorably impacted by the write-off of servicing contracts that have been, or are projected to be, terminated due to breach of delinquency and/or cumulative loss triggers. The decrease in the nine-month period was largely driven by unfavorable hedge performance during the first six months of 2009 due to changes in the spreads between our servicing assets and derivatives, which are used to manage interest rate risk. Our ability to fully hedge interest risk and interest rate volatility was restricted in the latter half of 2008 and during the nine-months ended September 30, 2009, by the limited availability of willing counterparties to enter into forward agreements and liquidity constraints hindering our ability to take positions in the option markets. Servicing fees also declined as a result of portfolio runoff and the sales of certain servicing assets during the second half of 2008.

Insurance premiums and service revenue earned decreased $209 million and $655 million in the three months and nine months ended September 30, 2009, respectively, compared to the same periods in 2008. Insurance premium and service revenue earned decreased primarily due to the sale of our U.S. reinsurance agency in November 2008. Additionally, decreases were experienced during both periods due to lower volume in our dealership-related products and international operations due to the competitive environment.

The net gain on mortgage and automotive loans was $194 million and $128 million for the three months and nine months ended September 30, 2009, respectively, compared to a net gain of $25 million and a net loss of $1.7 billion for the three months and nine months ended September 30, 2008, respectively. The improvements in the 2009 periods were primarily due to realized losses related to asset sales and significant unfavorable valuation adjustments recorded in 2008 on our mortgage loans held-for-sale, internationally in the United Kingdom and continental Europe, and domestically in our purchased distressed mortgage asset portfolio. Additionally, the three months and nine months ended September 30, 2009, were favorably impacted by improved margins on sales of loans as a result of our focus on originating only government insured and agency eligible mortgage loans. Partially offsetting the positive impact were losses resulting from asset reductions in our international markets, including the sale of our Spanish platform and whole loan asset sales in the United Kingdom.

Gain on extinguishment of debt totaled $10 million and $667 million for the three months and nine months ended September 30, 2009, respectively, compared to $59 million and $1.2 billion for the three months and nine months ended September 30, 2008, respectively. The decreases during the three months and nine months ended September 30, 2009, were primarily due to gains on extinguishment of debt recognized by our Mortgage operations on ResCap’s private debt tender and exchange offerings and through GMAC’s open market repurchase transactions completed during 2008, which did not recur in 2009. This was partially offset during the nine-month period ended September 30, 2009, by a $634 million gain on the extinguishment of certain GMAC debt as part of privately negotiated transactions.

Other gain on investments was $216 million and $297 million for the three months and nine months ended September 30, 2009, respectively, compared to losses of $396 million and $846 million for the three months and nine months ended September 30, 2008, respectively. The comparative increases were primarily related to favorable mark-to-market adjustments on retained interests in securitization trusts due to narrowing credit spreads and the absence of significant realized investment losses taken in 2008, which were driven by market volatility. This favorability was partially offset during the nine months ended September 30, 2009, by impairments on certain equity method investments within our Mortgage operations.

Other income, net of losses, increased $224 million for the three months ended September 30, 2009, and increased $3 million for the nine months ended September 30, 2009, compared to the same periods in 2008. The improvement in the three-month period ended September 30, 2009, was driven by lower losses on the sale of foreclosed real estate, lower impairments on lot option projects and model homes, and negative valuations recorded in the first nine months of 2008 on our retained interests due to increases in discount rate and severity assumptions.

The provision for loan losses decreased $395 million and increased $363 million during the three months and nine months ended September 30, 2009, respectively, compared to the same periods in 2008. Our Mortgage operations experienced a decrease of $303 million and an increase of $501 million for the three months and nine months ended September 30, 2009, respectively. The decrease during the three-month period was primarily due to lower mortgage loan and lending receivables balances in 2009 compared to 2008. The increase during the nine-month period was primarily due to higher provisions in the Ally Bank mortgage loan portfolio driven by higher delinquencies and loss severities as well as higher specific reserves during the first half of 2009 against a number of distressed real estate loans in our commercial-lending portfolio. Our Global Automotive Finance operations experienced a decrease of $282 million and $493 million for the three months and nine months ended September 30, 2009, respectively, primarily due to a decrease in the provision for retail balloon contracts as a result of a strengthening used vehicle market in the United States and portfolio runoff as this product was curtailed in September 2008. Our Commercial Finance Group experienced an increase of $189 million and $354 million for the three months and nine months ended September 30, 2009, respectively, due to increases in provision expense within the resort finance business and within our European operations.

Insurance losses and loss adjustment expenses totaled $335 million and $984 million for the three months and nine months ended September 30, 2009, respectively, compared to $423 million and $1.3 billion for the three months and nine months ended September 30, 2008, respectively. The decreases were primarily driven by the sale of our U.S. reinsurance agency and lower loss experience in our dealership-related products as a result of lower volumes.

No impairment of goodwill was recognized from continuing operations during 2009. During the three months and nine months ended September 30, 2008, our North American Automotive Finance operations recognized impairment of $14 million and our Commercial Finance Group recognized impairment of $2 million as a result of our annual assessment.

Other operating expenses decreased 12% and 13% for the three months and nine months ended September 30, 2009, respectively, compared to the same periods in 2008. The improvements were primarily due to decreases in compensation and benefits expense, lower insurance commissions, reduced restructuring expenses, and reduced professional services expenses. These favorable impacts were partially offset by higher mortgage representation and warranty expenses compared to the same periods in 2008.

We recognized a consolidated tax benefit of $292 million and an expense of $681 million for the three months and nine months ended September 30, 2009, respectively, compared to a benefit of $101 million and an expense of $72 million for the same periods in 2008. The three months ended September 30, 2009, was driven by higher tax benefits on operating losses as a result of our conversion to a corporation along with favorable prior-year tax adjustments related to audit closures. The increase in the tax expense during the nine months ended September 30, 2009, was primarily due to our change in tax status, which resulted in the recognition of a $1.2 billion net deferred tax liability through income tax expense as of June 30, 2009. The increase in expense during the nine months ended September 30, 2009, was partially offset by higher valuation allowances in 2008 compared to 2009. Refer to Note 14 to the Condensed Consolidated Financial Statements for additional information regarding our change in tax status.

Global Automotive Finance Operations

Results of Operations

During the three months ended September 30, 2009, we committed to sell certain operations of our International Automotive Finance operations. Accordingly, the results associated with these discontinued operations have been removed from continuing operations for all periods presented. Refer to Note 2 to the Condensed Consolidated Financial Statements for additional information regarding our discontinued operations.

The following table summarizes the operating results of our Global Automotive Finance operations excluding discontinued operations for the periods shown. The amounts presented are before the elimination of balances and transactions with our other reportable segments and include eliminations of balances and transactions among our North American and International reportable segments.

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2009	2008	Favorable/ (unfavorable) % change	2009	2008	Favorable/ (unfavorable) % change
Revenue
Consumer	$820	$1,097	(25)	$2,547	$3,358	(24)
Commercial	354	461	(23)	1,081	1,330	(19)
Loans held-for-sale	82	112	(27)	205	394	(48)
Operating leases	1,454	2,026	(28)	4,689	6,096	(23)
Interest and dividend income	312	550	(43)	933	1,633	(43)

Total financing revenue and other interest income	3,022	4,246	(29)	9,455	12,811	(26)
Interest expense	1,171	2,179	465	3,982	6,428	38
Depreciation expense on operating leases	944	1,471	36	3,154	4,305	27
Impairment of investment in operating leases	—	93	100	—	808	100

Net financing revenue	907	503	80	2,319	1,270	83
Other revenue
Servicing fees	57	72	(21)	182	223	(18)
(Loss) gain on automotive loans, net	(33)	163	(120)	116	274	(58)
Other gain (loss) on investments, net	158	(107)	n/m	271	(167)	n/m
Other income	204	159	28	539	724	(26)

Total other revenue	386	287	34	1,108	1,054	5
Total net revenue	1,293	790	64	3,427	2,324	47
Provision for loan losses	155	437	65	415	908	54
Impairment of goodwill	—	14	100	—	14	100
Noninterest expense	743	718	(3)	2,056	2,195	6

Income (loss) from continuing operations before income tax expense (benefit)	395	(379)	n/m	956	(793)	n/m
Income tax expense (benefit) from continuing operations	64	(97)	(166)	1,116	(56)	n/m

Net income (loss) from continuing operations	$331	$(282)	n/m	$(160)	$(737)	78

Total assets	$128,586	$157,439	(18)

n/m = not meaningful

Our Global Automotive Finance operations experienced net income from continuing operations of $331 million and net loss from continuing operations of $160 million for the three months and nine months ended September 30, 2009, respectively, compared to net loss from continuing operations of $282 million and $737 million for the three months and months ended September 30, 2008, respectively. The three months and nine months ended September 30, 2009, were impacted by lower interest expense due to lower interest-bearing liabilities (as funding levels have declined commensurate with a declining asset base) and lower interest rates. Additionally, a strengthening used automobile market resulting in a lower provision for loan losses and favorable remarketing results. These favorable items were partially offset by lower financing revenue related to a declining asset base resulting from reduced originations due to the economic recession and the dislocation in the capital and credit markets. Additionally, results for the nine months ended September 30, 2008, were unfavorably impacted by operating lease impairments taken as a result of used vehicle prices. The nine months ended September 30, 2009, were unfavorably impacted by higher income tax expense resulting from GMAC’s conversion to a corporation for federal income tax purposes effective June 30, 2009.

Total financing revenue and other interest income decreased 29% and 26% for the three months and nine months ended September 30, 2009, respectively, compared to the same periods in 2008. Consumer revenue (combined with interest income on consumer loans held-for-sale) decreased 25% and 27% during the three months and nine months ended September 30, 2009, primarily due to lower consumer asset levels as a result of significantly lower originations in late 2008 due to the general economic recession, lower GM vehicle sales volume in 2009, and the wind-down of operations in several countries in our International Automotive Finance operations. Consumer asset levels (including loans held-for-sale) as of September 30, 2009, decreased $9.6 billion, or 19%, compared to September 30, 2008. The $82 million and $205 million of income on consumer loans held-for-sale for the three months and nine months ended September 30, 2009, respectively, related to interest on loans that are expected to be sold in whole-loan and securitization transactions over the next twelve months. Commercial revenue decreased 23% and 19%, compared to the three months and nine months ended September 30, 2008, respectively. Our International Automotive Finance operations experienced lower commercial asset levels due to decreased GM sales volume and the wind-down of operations in several countries. Operating lease revenue (along with the related depreciation expense) decreased in both periods because new lease originations significantly declined due to our strategic decision in late 2008 to significantly curtail leasing. This decision was based on the continued credit market dislocation and the significant decline in used vehicle prices. Interest and dividend income decreased 43% for both the three months and nine months ended September 30, 2009, primarily due to lower intercompany income resulting from a decline in intercompany-lending activity, reduced interest related to hedging activity, and lower interest revenue from GM as a result of lower GM sales within our International Automotive Finance operations.

Interest expense decreased 46% and 38% for the three months and nine months ended September 30, 2009, respectively, compared to the same periods in 2008. The decreases were driven by reductions in the average balance of interest-bearing liabilities consistent with a lower asset base, lower interest rates, and favorable net derivative activity.

No impairment of investment in operating leases was recognized in 2009. The $93 million and $808 million impairment recognized by our North American Automotive Finance operations for the three months and nine months ended September 30, 2008, respectively, resulted from sharp declines in demand and used vehicle sale prices for sport-utility vehicles and trucks in the United States and Canada, which affected vehicle remarketing proceeds.

Servicing fees decreased 21% and 18% for the three months and nine months ended September 30, 2009, respectively, compared to the same periods in 2008. The decreases in servicing fees during both periods related to declines in the serviced asset base primarily resulting from the runoff of the serviced lease portfolio and the curtailment of lease originations.

We experienced a net loss on automotive loans of $33 million and a net gain of $116 million for the three months and nine months ended September 30, 2009, respectively, compared to a net gain of $163 million and $274 million for the same periods in 2008. The decreases for both periods were primarily the result of higher gains in 2008 on certain fixed pricing arrangements in previously established flow agreements compared to 2009. Additionally, the nine months ended September 30, 2009, were impacted by lower whole loan sales volume as compared to 2008.

Other gain on investments was $158 million and $271 million for the three months and nine months ended September 30, 2009, respectively, compared to losses of $107 million and $167 million during the same periods in 2008. The increases during the three months and nine months ended September 30, 2009, were primarily due to favorable mark-to-market adjustments on retained interests in securitization trusts as a result of narrowing credit spreads. Additionally, unfavorable results in 2008 were driven by realized losses on investment security sales and other-than-temporary impairments taken in the later half of 2008.

Other income was $204 million and $539 million for the three months and nine months ended September 30, 2009, respectively, compared to $159 million and $724 million for the same periods in 2008. The increase during the three months ended September 30, 2009, was primarily due to favorable mark-to-market adjustments on derivatives within our International Automotive Finance operations. Other income for the nine months ended September 30, 2009, decreased due to unfavorable mark-to-market adjustments on derivatives within our North American Automotive Finance operations, a decrease in other securitization-related income, and decreases in full-service leasing fees as a result of asset runoff.

The provision for loan losses decreased 65% and 54% for the three months and nine months ended September 30, 2009, respectively, compared to the three months and nine months ended September 30, 2008. The decreases during both periods were due primarily to a declining asset base and decreases in the provision for retail balloon contracts primarily as a result of a strengthening used vehicle market and portfolio runoff as this product was curtailed in September 2008. A lower supply of used vehicles has resulted in increased residual values in the related portfolios resulting in lower provision for loan losses. Additionally, we experienced lower commercial provisions during the three months and nine months ended September 30, 2009, compared to the same periods in 2008, due to our decision to exit funding relationships with certain high-risk dealers.

Goodwill impairment of $14 million was recognized during the three months and nine months ended September 30, 2008, for our North American Automotive Finance operations as a result of our annual assessment. No such impairment was recognized in 2009.

Other noninterest expense increased 3% and decreased 6% for the three months and nine months ended September 30, 2009, respectively, compared to the same periods in 2008. The three months ended September 30, 2009, increased primarily as a result of higher corporate overhead expense allocations. This expense increase was more than offset during the nine months ended September 30, 2009, by favorable remarketing results, lower compensation and benefits expenses due to reduction of headcount resulting from restructuring efforts, and lower full-service leasing costs.

Our Global Automotive Finance operations experienced income tax expense of $64 million and $1.1 billion for the three months and nine months ended September 30, 2009, respectively, compared to income tax benefits of $97 million and $56 million for the three months and nine months ended September 30, 2008, respectively. The increase in tax expense for the three months ended September 30, 2009, was primarily due to higher pretax income and the change in effective tax rates resulting from our conversion to a corporation. The increase for the nine months ended was primarily due to the conversion of GMAC from a limited liability company into a corporation effective June 30, 2009. Due to our change in tax status, as of June 30, 2009, a net deferred tax liability of $1.1 billion was established through income tax expense. Refer to Note 14 to the Condensed Consolidated Financial Statements for additional information regarding our change in tax status.

Automotive Financing Volume

The following tables summarize our new and used vehicle consumer and wholesale financing volume and our share of GM consumer and wholesale volume.

	GMAC consumer automotive financing volume		% Share of GM retail sales
Three months ended September 30, (units in thousands)	2009	2008	2009	2008
Consumer financing
GM new vehicles
North America
Retail contracts	159	226	32	34
Leases	1	53	—	8

Total North America	160	279	32	42
International (retail contracts and leases)	91	127	17	25

Total GM new units financed	251	406	24	34

Used units financed	46	122
Non-GM new units financed
Chrysler new units financed	25	2
Other non-GM units financed	14	23

Total non-GM new units financed	39	25

Total consumer automotive financing volume	336	553

	GMAC consumer automotive financing volume		% Share of GM retail sales
Nine months ended September 30, (units in thousands)	2009	2008	2009	2008
Consumer financing
GM new vehicles
North America
Retail contracts	349	589	26	30
Leases	1	307	—	15

Total North America	350	896	26	45
International (retail contracts and leases)	264	426	17	25

Total GM new units financed	614	1,322	21	36

Used units financed	108	402
Non-GM new units financed
Chrysler new units financed	33	7
Other non-GM units financed	29	79

Total non-GM new units financed	62	86

Total consumer automotive financing volume	784	1,810

Our consumer automotive financing volume and penetration levels are significantly influenced by the nature, timing, and extent of GM’s use of rate, residual, and other financing incentives for marketing purposes on consumer retail automotive contracts and leases. Financing volume for our Global Automotive Finance operations was lower in 2009 compared to 2008 due to historically low industry sales resulting from the general economic recession, the mix of GM incentive programs, and the significant curtailment of new lease originations in 2009. GM penetration levels were lower in 2009 compared to 2008 due to decreased retail originations primarily related to the wind-down of operations in several countries within our International operations, higher pricing, and tighter underwriting standards in an effort to align our originations to levels consistent with reduced funding sources as a result of the disruption in the capital markets.

	GMAC wholesale volume		% Share of GM retail sales
Three months ended September 30, (units in thousands)	2009	2008	2009	2008
Wholesale financing
GM new vehicles
North America	357	640	73	78
International	640	695	80	83

Total GM units financed	997	1,335	77	80

Non-GM units financed
Chrysler new units financed	67	2
Other non-GM units financed	27	49

Total non-GM units financed	94	51

Total wholesale volume	1,091	1,386

	GMAC wholesale volume		% Share of GM retail sales
Nine months ended September 30, (units in thousands)	2009	2008	2009	2008
Wholesale financing
GM new vehicles
North America	912	1,928	74	77
International	1,867	2,254	83	84

Total GM units financed	2,779	4,182	80	80

Non-GM units financed
Chrysler new units financed	86	6
Other non-GM units financed	88	149

Total non-GM units financed	174	155

Total wholesale volume	2,953	4,337

Our wholesale automotive financing continued to be the primary funding source for GM-dealer inventories. Wholesale financing volume decreased during 2009 compared to 2008, primarily because of lower GM production levels resulting from decreased industry sales. Penetration levels decreased for the three months ended September 30, 2009, compared to the same periods in 2008. The decrease within our North American Automotive Finance operations was primarily due to tighter underwriting standards and lower industry sales. Additionally, our International operations experienced a slight decrease in penetration levels during the third quarter of 2009 primarily due to the wind-down of operations in several countries. Penetration levels remained relatively flat for the nine months ended September 30, 2009.

Allowance for Loan Losses

The following tables summarize activity related to the allowance for loan losses for our Global Automotive Finance operations.

	Three months ended September 30,
	2009			2008
($ in millions)	Consumer	Commercial	Total	Consumer	Commercial	Total
Balance at July 1,	$1,174	$ 219	$1,393	$1,280	$ 74	$1,354
Provision for loan losses (a)	153	2	155	376	61	437
Charge-offs
Domestic	(277)	(20)	(297)	(229)	(2)	(231)
Foreign	(139)	(6)	(145)	(56)	—	(56)

Total charge-offs	(416)	(26)	(442)	(285)	(2)	(287)

Recoveries
Domestic	46	2	48	36	—	36
Foreign	20	—	20	18	—	18

Total recoveries	66	2	68	54	—	54

Net charge-offs	(350)	(24)	(374)	(231)	(2)	(233)
Other	(3)	9	6	(33)	(4)	(37)

Balance at September 30,	$ 974	$ 206	$1,180	$1,392	$ 129	$1,521

Allowance coverage (b)	3.10%	0.76%	2.01%	3.24%	0.43%	2.08%

(a)	Provision for loan losses include amounts related to balloon finance contracts of $(21) million and $240 million for the three months ended September 30, 2009 and 2008, respectively, which primarily represent residual loss exposure.
(b)	Represents the related allowance for loan losses as a percentage of total on-balance sheet automotive finance receivables and loans excluding loans held-for-sale.

	Nine months ended September 30,
	2009			2008
($ in millions)	Consumer	Commercial	Total	Consumer	Commercial	Total
Balance at January 1,	$ 1,394	$ 223	$ 1,617	$1,309	$ 61	$1,370
Provision for loan losses (a)	395	20	415	832	76	908
Charge-offs
Domestic	(735)	(41)	(776)	(734)	(7)	(741)
Foreign	(270)	(9)	(279)	(173)	—	(173)

Total charge-offs	(1,005)	(50)	(1,055)	(907)	(7)	(914)

Recoveries
Domestic	132	4	136	122	—	122
Foreign	49	5	54	53	1	54

Total recoveries	181	9	190	175	1	176

Net charge-offs	(824)	(41)	(865)	(732)	(6)	(738)
Other	9	4	13	(17)	(2)	(19)

Balance at September 30,	$ 974	$ 206	$ 1,180	$1,392	$ 129	$1,521

Allowance coverage (b)	3.10%	0.76%	2.01%	3.24%	0.43%	2.08%

(a)	Provision for loan losses includes amounts related to balloon finance contracts of $(163) million and $395 million for the nine months ended September 30, 2009 and 2008, respectively, which primarily represent residual loss exposure.
(b)	Represents the related allowance for loan losses as a percentage of total on-balance sheet automotive finance receivables and loans excluding loans held-for-sale

The following table summarizes the allocation of the allowance for loan losses by product type for our Global Automotive Finance operations.

	September 30, 2009			September 30, 2008
($ in millions)	Allowance for loan losses	Allowance as a % of total asset class (a)	Allowance as a % of total allowance	Allowance for loan losses	Allowance as a % of total asset class (a)	Allowance as a % of total allowance
Consumer
Domestic
Retail automotive loans	$555	1.77	47.02	$714	1.66	46.94
Retail balloon contracts	152	0.48	12.88	382	0.89	25.11
Foreign	267	0.85	22.63	296	0.69	19.45

Total consumer	$974	3.10	82.53	$1,392	3.24	91.50

Commercial
Domestic
Wholesale loans	$76	0.28	6.44	$80	0.27	5.26
Automotive leases	5	0.02	0.42	5	0.01	0.35
Automotive term loans	68	0.25	5.78	6	0.02	0.39
Foreign	57	0.21	4.83	38	0.13	2.50

Total commercial	$206	0.76	17.47	$129	0.43	8.50

Allowance for loan losses	$1,180	2.01	100.00	$1,521	2.08	100.00

(a)	Represents the related allowance for loan losses as a percentage of total on-balance sheet automotive finance receivables and loans excluding loans held-for-sale.

The allowance for consumer loan losses at September 30, 2009, decreased compared to September 30, 2008, primarily due to a declining asset base and decreases in the allowance related to retail balloon contracts due to the strengthening of the used vehicle market and portfolio runoff because this product was curtailed in September 2008. Additionally, the allowance for loan losses as a percentage of the total on-balance sheet consumer portfolio decreased in comparison with 2008 levels, primarily driven by the decline in the allowance related to retail balloon contracts. This impact was partially offset by sustained unemployment and adverse market trends, which are contributing to higher delinquencies and consequently higher frequency of loss on our nonprime automotive financing portfolio.

The allowance for commercial loan losses increased at September 30, 2009, compared to September 30, 2008, primarily due to economic pressures placed on dealers as a result of the GM bankruptcy, declining sales volume, a weakening financial position, and a challenging credit environment.

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

	Average retail contracts		Loss experience, net of recoveries (a) (b)		Annualized net % rate
Three months ended September 30, ($ in millions)	2009	2008	2009	2008	2009	2008
Managed
North America	$35,166	$46,957	$291	$223	3.31	1.90
International	13,601	19,029	110	33	3.22	0.70

Total managed	$48,767	$65,986	$401	$256	3.29	1.56

On-balance sheet
North America	$25,301	$31,556	$237	$165	3.74	2.09
International	13,601	19,029	110	33	3.22	0.70

Total on-balance sheet	$38,902	$50,585	$347	$198	3.56	1.58

(a)	Loss experience includes charge-offs (which is a component of the allowance for loan losses) on our on-balance sheet held-for-investment loan portfolio, valuation adjustments (which are included in gain (loss) on automotive loans) on our loan held-for-sale portfolio, and losses (which are included in noninterest expense) on securitized finance receivables.
(b)	Excludes amounts related to residual losses on balloon finance contracts. The amounts totaled $29 million and $74 million for the periods ended September 30, 2009 and 2008, respectively.

	Average retail contracts		Loss experience, net of recoveries (a) (b)		Annualized net % rate
Nine months ended September 30, ($ in millions)	2009	2008	2009	2008	2009	2008
Managed
North America	$35,962	$48,585	$791	$624	2.93	1.71
International	13,928	19,138	198	104	1.90	0.72

Total managed	$49,890	$67,723	$989	$728	2.64	1.44

On-balance sheet
North America	$25,156	$33,916	$588	$484	3.11	1.90
International	13,928	19,138	198	104	1.90	0.72

Total on-balance sheet	$39,084	$53,054	$786	$588	2.68	1.48

(a)	Loss experience includes charge-offs (which is a component of the allowance for loan losses) on our on-balance sheet held-for-investment loan portfolio, valuation adjustments (which are included in gain (loss) on automotive loans) on our loan held-for-sale portfolio, and losses (which are included in noninterest expense) on securitized finance receivables.
(b)	Excludes amounts related to residual losses on balloon finance contracts. The amounts totaled $139 million and $258 million for the periods ended September 30, 2009 and 2008, respectively.

Loss experience in both the North American and International managed portfolios increased during the three months and nine months ended September 30, 2009, compared to the same periods in 2008. In North America, frequency of loss increased compared to prior year levels mainly due to overall weaker economic conditions partially offset by a reduction in severity of losses due to improvement in values of used vehicle prices in comparison with the same period in 2008. Additionally, during the third quarter of 2009, we changed our charge-off policy to write down retail automotive loans to estimated collateral value, less costs to sell, once a loan becomes 120 days past due resulting in the recognition of $134 million in incremental charge-offs during the quarter for our Global Automotive Finance operations. Refer to Note 6 to the Condensed Consolidated Statements for additional information related to our policy change.

The following table summarizes pertinent delinquency experience in the consumer automotive retail contract portfolio.

	% of retail contracts more than 30 days past due (a)
	Managed		On-balance sheet
September 30,	2009	2008	2009	2008
North America	4.36	2.90	4.50	3.08
International	2.85	2.57	2.85	2.57

Total	3.76	2.77	3.70	2.84

(a)	Past due contracts are calculated on the basis of the average number of contracts delinquent during the month of September and exclude accounts in bankruptcy.

Delinquency rates increased in all portfolios as of September 30, 2009, compared to September 30, 2008. This is primarily attributable to weaker economic conditions, particularly in North America, Spain, and Latin America, and a smaller asset base, particularly in North America and Latin America. As a result of the increased delinquencies, we expanded resources dedicated to servicing and collection efforts.

In addition to the preceding loss and delinquency data, the following tables summarize bankruptcy information for the U.S. consumer automotive retail contract portfolio (which represented approximately 52% and 49% of our total global on-balance sheet consumer automotive retail contract portfolio as of September 30, 2009 and 2008, respectively) and repossession information for the Global Automotive Finance operations consumer automotive retail contract portfolio.

	Managed		On-balance sheet
Three months ended September 30,	2009	2008	2009	2008
United States
Average retail contracts in bankruptcy (in units) (a)	41,488	48,279	30,060	39,998
Bankruptcies as a percentage of average number of contracts outstanding	2.22%	1.97%	2.56%	2.63%

North America
Retail contract repossessions (in units)	21,014	19,665	15,328	14,049
Annualized repossessions as a percentage of average number of contracts outstanding	3.61%	2.65%	3.82%	2.86%
International
Retail contract repossessions (in units)	2,781	2,957	2,781	2,957
Annualized repossessions as a percentage of average number of contracts outstanding	0.74%	0.69%	0.74%	0.69%

(a)	Includes those accounts where the customer has filed for bankruptcy and is not yet discharged, the customer was discharged from bankruptcy but did not reaffirm their loan with GMAC, and other special situations where the customer is protected by applicable law with respect to GMAC’s normal collection policies and procedures.

	Managed		On-balance sheet
Nine months ended September 30,	2009	2008	2009	2008
United States
Average retail contracts in bankruptcy (in units) (a)	44,469	49,784	33,327	43,154
Bankruptcies as a percentage of average number of contracts outstanding	2.27%	1.95%	2.74%	2.59%

North America
Retail contract repossessions (in units)	63,362	58,883	44,923	43,783
Annualized repossessions as a percentage of average number of contracts outstanding	3.50%	2.57%	3.65%	2.81%
International
Retail contract repossessions (in units)	9,856	8,788	9,856	8,788
Annualized repossessions as a percentage of average number of contracts outstanding	0.84%	0.69%	0.84%	0.69%

(a)	Includes those accounts where the customer has filed for bankruptcy and is not yet discharged, the customer was discharged from bankruptcy but did not reaffirm their loan with GMAC, and other special situations where the customer is protected by applicable law with respect to GMAC’s normal collection policies and procedures.

The number of bankruptcies as a percentage of the average number of managed U.S. retail contracts outstanding increased due to more consumers experiencing hardships during the economic recession. The number of average retail contracts in bankruptcy has declined consistent with the decline in the size of the U.S. retail portfolio.

Consistent with the increase in delinquency trends, our North America and International operations experienced increased repossessions as a percentage of average contracts for the nine months ended September 30, 2009, compared to the same period in 2008. The increase was primarily attributable to the impact of weak economic conditions on our consumer contracts.

Commercial Credit

The credit risk of our commercial portfolio is tied to overall economic conditions in the countries in which we operate and the particular circumstances of individual borrowers.

The following table presents the on-balance sheet commercial portfolio credit experience.

	Total loans		Impaired loans (a)
($ in millions)	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008
Wholesale	$23,587	$24,129	$1,060	$1,312
Impaired wholesale loans as a percentage of total wholesale loans			4.49%	5.44%
Other commercial financing	3,708	3,986	401	248
Impaired other commercial financing loans as a percentage of total other commercial financing loans			10.81%	6.22%

Total on-balance sheet	$27,295	$28,115	$1,461	$1,560
Impaired loans as a percentage of total loans			5.35%	5.55%

(a)	Includes loans where it is probable that we will be unable to collect all amounts due according to the terms of the loan. Impaired loans decreased as of September 30, 2009, compared to December 31, 2008, primarily due to overall lower dealer inventory levels. Additionally, our asset base is smaller compared to 2008. These receivables are generally secured by vehicles, real estate, other forms of collateral, and certain GM repurchase obligations, which help mitigate losses on these loans in the event of default.

Impaired loans decreased as of September 30, 2009, compared to December 31, 2008, primarily due to overall lower dealer inventory levels. Additionally, our asset base is smaller compared to 2008. These receivables are generally secured by vehicles, real estate, other forms of collateral, and certain GM repurchase obligations, which help mitigate losses on these loans in the event of default.

On May 21, 2009, GMAC entered into a Master Transaction Agreement (MTA) with Chrysler, U.S. Dealer Automotive Receivables Transition LLC, a wholly owned subsidiary of GMAC, and the U.S. Department of the Treasury. The MTA covers reimbursement of certain qualifying losses that may be incurred in connection with certain wholesale loans during a transition period that allows time for GMAC to evaluate the creditworthiness of each Chrysler dealer. To be eligible for reimbursement of qualifying losses under the MTA, a loan must have been, among other things, funded by GMAC or its subsidiaries during the period commencing on May 21, 2009, and ending on November 21, 2009. In addition, in order to be eligible, a loan must be made to a dealer that was formerly financed by Chrysler Financial Services Americas LLC. Following the sale of Chrysler to Fiat S.p.A. on June 10, 2009, loans funded to dealers for which there is a valid and enforceable repurchase agreement with Chrysler are no longer eligible for reimbursement of qualifying losses subject to certain exceptions.

The maximum amount of reimbursement related to qualifying losses under the MTA is limited to the lesser of (1) $450 million or (2) 90% of the aggregate principal amount of all qualifying dealer loans outstanding as of June 10, 2009. The MTA will terminate on May 21, 2013. As of September 30, 2009, the principal balance of qualifying dealer loans was approximately $3.7 billion. GMAC has not incurred any significant qualifying losses on qualifying loans under the MTA as of September 30, 2009.

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

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2009	2008	Favorable/ (unfavorable) % change	2009	2008	Favorable/ (unfavorable) % change
Revenue
Total financing revenue and other interest income	$570	$862	(34)	$1,741	$3,054	(43)
Interest expense	450	824	45	1,480	2,844	48

Net financing revenue	120	38	n/m	261	210	24
Servicing fees	328	369	(11)	1,010	1,154	(12)
Servicing asset valuation and hedge activities, net	(110)	(261)	58	(710)	(36)	n/m

Net servicing income	218	108	102	300	1,118	(73)
Gain (loss) on mortgage loans, net	227	(138)	n/m	19	(1,948)	101
Gain on extinguishment of debt	—	23	(100)	4	1,119	(100)
Other income, net of losses	20	(187)	111	(424)	(1,262)	66

Total other revenue (expense)	465	(194)	n/m	(101)	(973)	90
Total net revenue (loss)	585	(156)	n/m	160	(763)	121
Provision for loan losses	349	652	46	1,915	1,414	(35)
Noninterest expense	983	1,141	14	2,174	2,438	11

Loss before income tax (benefit) expense	(747)	(1,949)	62	(3,929)	(4,615)	15
Income tax (benefit) expense	(154)	(18)	n/m	(480)	65	n/m

Net loss	$(593)	$(1,931)	69	$(3,449)	$(4,680)	26

Total assets	$56,927	$57,945	(2)

n/m = not meaningful

Our Mortgage operations experienced net losses of $593 million and $3.4 billion for the three months and nine months ended September 30, 2009, respectively, compared to net losses of $1.9 billion and $4.7 billion for the three months and nine months ended September 30, 2008, respectively. The 2009 results were positively impacted by the initiatives undertaken in our core lending activities, cost reductions resulting from our restructuring efforts in late 2007 and 2008, slower pace of decline in the home prices, and strong refinancing activities. However, adverse conditions in the U.S. housing markets and the foreign mortgage and capital markets in which we operate continued to unfavorably affect our results. These adverse conditions resulted in higher provision for loan losses, continued impairment on investment assets, increased reserves for our representation and warranty obligations, and low value realization on international asset dispositions. As these market conditions persist, these unfavorable impacts on our results of operations may continue.

Net financing revenue was $120 million and $261 million for the three months and nine months ended September 30, 2009, respectively, compared to $38 million and $210 million for the same periods in 2008. Our total financing revenue and other interest income for both periods decreased significantly in comparison to 2008 due to a decline in asset levels resulting from asset sales, increases in nonaccrual loan levels, and portfolio runoff. Interest expense decreased significantly due to a reduction in average borrowings in association with a smaller asset base and through ResCap debt extinguishments. Interest expense declined at a faster rate than financing revenue and other interest income reflecting the favorable cost of funding impacts resulting from a declining interest rate environment and reduced reliance on higher rate unsecured debt.

Net servicing income was $218 million and $300 million for the three months and nine months ended September 30, 2009, respectively, compared to $108 million and $1.1 billion for the three months and nine months ended September 30, 2008, respectively. The increase in the three-month period was mainly due to unfavorable mortgage servicing valuations recognized in the third quarter of 2008 as a result of increases in the cost of servicing assets resulting from higher delinquencies and defaults. The third quarter of 2009 was unfavorably impacted by the write-off of servicing contracts that have been, or are projected to be, terminated due to breach of delinquency and/or cumulative loss triggers. The decrease in the nine-month period was largely driven by unfavorable hedge performance during the first six months of 2009 due to changes in the spreads between our servicing assets and derivatives, which are used to manage interest rate risk. Our ability to fully hedge interest risk and interest rate volatility was restricted in the latter half of 2008 and during the nine months ended September 30, 2009, by the limited availability of willing counterparties to enter into forward agreements and liquidity constraints hindering our ability to take positions in the option markets. Servicing fees also declined as a result of portfolio runoff and the sales of certain servicing assets during the second half of 2008.

Gain on mortgage loans, net was $227 million and $19 million for the three months and nine months ended September 30, 2009, compared to losses of $138 million and $1.9 billion for the same period in 2008, respectively. Results in 2008 were significantly impacted by realized losses related to asset sales and unfavorable valuation adjustments recorded on our mortgage loans held-for-sale, internationally in the United Kingdom and continental Europe, and domestically in our purchased distressed asset portfolio. The three and nine month periods ended September 30, 2009, were favorably affected by improved margins on sales of loans as a result of our focus on originating only government insured and agency eligible mortgage loans. Partially offsetting the positive impact were losses resulting from asset reductions in our international markets including the sale of our Spanish platform and whole loan asset sales in the United Kingdom.

Gain on extinguishment of debt decreased $23 million and $1.1 billion for the three months and nine months ended September 30, 2009, respectively, compared to the same periods in 2008. The gain on extinguishment recognized during the nine months of 2008 resulted primarily from the cash repurchase of approximately $1.8 billion of ResCap’s unsecured notes in ResCap’s private debt tender and exchange offering completed in the second quarter of 2008. The remaining gains recognized in 2008 were due to ResCap’s notes that were purchased by GMAC through open market repurchase transactions.

Other income, net of losses increased $207 million and $838 million for the three months and nine months ended September 30, 2009, respectively, compared to the same periods in 2008. The increases were driven by lower losses on the sale of foreclosed real estate, lower impairments on lot option projects and model homes, and negative valuations recorded in the first nine months of 2008 on our retained interests due to increases in discount rate and severity assumptions. The nine-month period was also adversely impacted by an impairment of our equity investments of $220 million recognized during the second quarter of 2009.

The provision for loan losses was $349 million and $1.9 billion for the three months and nine months ended September 30, 2009, compared to $652 million and $1.4 billion for the same periods in 2008. The decrease in provision expense during the three months ended September 30, 2009, was primarily related to lower mortgage loan and lending receivable balances in 2009 compared to 2008. Contributing further to the decrease were significant provisions recognized in the third quarter of 2008 on the held-for-investment portfolios in the United Kingdom and Continental Europe based on weak economic conditions and declining collateral values. The increase in the nine months ended September 30, 2009, was primarily related to higher provisions in the Ally Bank mortgage loan portfolio driven by higher delinquencies and loss severities. In addition, we recorded significant specific reserves during the first half of 2009 against a number of distressed real estate loans in our commercial-lending portfolio.

Total noninterest expense decreased $158 million in the three months ended September 30, 2009, and $264 million in the nine months ended September 30, 2009, compared to the same periods in 2008. The improvements for both periods resulted from a decrease in compensation and benefits expense due to the realization of restructuring efforts in late 2007 and 2008, lower overall business volume, and from a reduction in professional fees, primarily due to advisory and legal fees related to ResCap’s debt restructuring in 2008. The three-month period ended September 30, 2009, also improved as a result of significant foreign currency losses recorded in the third quarter of 2008 due to the strengthening of the U.S. dollar against the Euro and U.K. Sterling and our reduced hedge position. These favorable impacts were partially offset during both periods by increases in representation and warranty reserve expense due to a higher volume of repurchase requests given the underlying credit performance of certain off-balance sheet assets as well as increased frequency and severity for both our conforming and nonconforming products.

Income tax benefit was $154 million and $480 million in the three and nine months ended September 30, 2009, compared to income tax benefit of $18 million and expense of $65 million for the same periods in 2008. The 2009 results were primarily due to losses realized in our domestic C-corporation entities, Ally Bank and CapRe of Vermont, and tax benefits recognized resulting from the conversion of ResCap’s immediate parent from a tax partnership to a corporation effective June 30, 2009. The tax expense for the nine months ended September 30, 2008, was mainly driven by the recognition of deferred tax valuation allowances by the foreign operations. In our review of international deferred tax assets during 2008, we concluded that a full valuation allowance should be recorded for most of our international business units since we believed these deferred tax assets would not be realized.

Mortgage Loan Production and Servicing

Mortgage loan production was $15.9 billion and $48.1 billion for the three months and nine months ended September 30, 2009, respectively, compared to $11.9 billion and $50.8 billion for the same periods in 2008. Mortgage operations domestic loan production increased $4.2 billion, or 37%, for the three months ended September 30, 2009, and increased $125 million or was flat for the nine months ended September 30, 2009, compared to the same periods in 2008. Mortgage operations international loan production decreased $201 million, or 32%, for the three months ended September 30, 2009, and $2.9 billion, or 75%, for the nine months ended September 30, 2009, compared to the same periods in 2008. For the third consecutive quarter, mortgage loan origination volume in the U.S. market has shown signs of improvement. Our domestic loan production for the three months ended September 30, 2009, was up slightly compared to the same period in 2008 and was driven by higher government production and increased refinancing activity resulting from lower fixed mortgage rates. Our international loan production decreased significantly during both periods as a result of our decision to cease loan origination activities in all international markets with the exception of certain mortgages in Canada.

The following summarizes consumer mortgage loan production for the periods shown.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2009	2008	2009	2008
Principal amount by product type
Prime conforming	$7,963	$6,766	$26,976	$34,390
Prime nonconforming	363	250	706	1,838
Prime second-lien	—	86	—	872
Government	7,099	4,137	19,419	9,873
Nonprime	—	—	—	3

Total U.S. production	$15,425	$11,239	$47,101	$46,976
International	426	627	952	3,867

Total	$15,851	$11,866	$48,053	$50,843

Principal amount by origination channel
Retail and direct channels	$2,148	$2,596	$6,012	$12,388
Correspondent and broker channels	13,277	8,643	41,089	34,588

Total U.S. production	$15,425	$11,239	$47,101	$46,976

Number of loans (in units)
Retail and direct channels	10,985	14,685	30,090	68,279
Correspondent and broker channels	63,507	42,223	191,971	162,032

Total U.S. production	74,492	56,908	222,061	230,311

The following table summarizes the primary domestic mortgage loan-servicing portfolio for which we hold the corresponding mortgage servicing rights.

	U.S. mortgage loan servicing portfolio
	September 30, 2009		December 31, 2008
($ in millions)	Number of loans	Dollar amount of loans	Number of loans	Dollar amount of loans
Prime conforming	1,396,361	$213,564	1,481,111	$225,141
Prime nonconforming	197,515	58,213	225,580	67,034
Prime second-lien	478,134	20,413	557,197	24,260
Government	210,852	33,950	138,802	20,323
Nonprime	241,138	27,112	258,026	28,275

Total U.S. primary servicing portfolio (a)	2,524,000	$353,252	2,660,716	$365,033

(a)	Excludes loans for which we acted as a subservicer. Subserviced loans totaled 119,707 with an unpaid principal balance of $27.1 billion at September 30, 2009, and 149,750 with an unpaid balance of $33.1 billion at December 31, 2008.

Our international servicing portfolio consisted of $26.8 billion and $28.8 billion of mortgage loans as of September 30, 2009, and December 31, 2008, respectively.

Loans Outstanding

Mortgage loans held-for-sale were as follows.

($ in millions)	September 30, 2009	December 31, 2008
Prime conforming	$2,318	$ 254
Prime nonconforming	579	1,202
Prime second-lien	1	4
Government	3,427	1,215
Nonprime	436	574

Total unpaid principal balance (a)	6,761	3,249
Net (discounts) premiums	(105)	(10)
Fair value option election adjustment	103	—
Lower of cost or fair value adjustment	(300)	(610)

Total, net (a)	$6,459	$2,629

(a)	Includes $1.3 billion and $472 million at September 30, 2009, and December 31, 2008, respectively, of loans held by off-balance sheet securitization trusts in which we hold a conditional repurchase option.

The net carrying values for mortgage loans held-for-sale by loan type were as follows.

($ in millions)	September 30, 2009	December 31, 2008
Prime conforming	$2,389	$ 253
Prime nonconforming	398	857
Prime second-lien	1	4
Government	3,503	1,228
Nonprime	168	287

Total, net	$6,459	$2,629

Consumer mortgage loans held-for-investment were as follows.

($ in millions)	September 30, 2009	December 31, 2008
Prime conforming	$ 806	$ 884
Prime nonconforming	13,007	14,624
Prime second-lien	5,251	5,982
Government	100	171
Nonprime	9,491	11,542

Total unpaid principal balance (a)	28,655	33,203
Net (discounts) premiums	(454)	(486)
Fair value option election adjustment	(5,904)	(6,829)
Allowance for loan losses	(1,131)	(1,142)

Total, net	$21,166	$24,746

(a)	Includes $516 million and $1.1 billion at September 30, 2009, and December 31, 2008, respectively, of loans held by off-balance sheet securitization trusts in which we hold a conditional repurchase option.

The net carrying values for consumer mortgage loans held-for-investment by loan type were as follows.

($ in millions)	September 30, 2009	December 31, 2008
Prime conforming	$ 684	$ 800
Prime nonconforming	12,176	13,847
Prime second-lien	4,125	4,743
Government	81	147
Nonprime	4,100	5,209

Total, net	$21,166	$24,746

Mortgage loans held-for-investment are generally placed on nonaccrual status when they become 60 days delinquent or when the timely collection of the principal of the loan, in whole or part, is doubtful. At September 30, 2009, mortgage loans held-for-investment on nonaccrual status totaled $6.2 billion of unpaid principal balance. If nonaccrual mortgage loans held-for-investment had performed in accordance with their original terms, we would have recorded additional interest income of approximately $160 million and $177 million during the nine months ended September 30, 2009 and 2008, respectively.

The composition of commercial-lending receivables by loan type was as follows.

($ in millions)	September 30, 2009	December 31, 2008
Warehouse	$1,545	$1,556
Construction
Residential	470	1,900
Residential mezzanine	40	56

Total construction	510	1,956
Commercial business	48	266

Total unpaid principal balance	2,103	3,778
Allowance for loan losses	(256)	(599)

Total, net	$1,847	$3,179

At September 30, 2009, commercial-lending receivables on nonaccrual status totaled $481 million of unpaid principal balance. If nonaccrual commercial-lending receivables had performed in accordance with their original terms, additional interest income of approximately $26 million and $65 million would have been recorded during the nine months ended September 30, 2009 and 2008, respectively.

Allowance for Loan Losses

The following tables summarize the activity related to the allowance for loan losses for our Mortgage operations.

	Three months ended September 30,
	2009			2008
($ in millions)	Consumer	Commercial	Total	Consumer	Commercial	Total
Balance at July 1,	$1,133	$ 536	$1,669	$ 638	$ 483	$1,121
Provision for loan losses	407	(58)	349	534	118	652
Charge-offs
Domestic	(405)	(218)	(623)	(175)	(21)	(196)
Foreign	(20)	(6)	(26)	(20)	—	(20)

Total charge-offs	(425)	(224)	(649)	(195)	(21)	(216)

Recoveries
Domestic	16	3	19	9	14	23
Foreign	—	—	—	—	—	—

Total recoveries	16	3	19	9	14	23

Net charge-offs	(409)	(221)	(630)	(186)	(7)	(193)
Sale of resort finance business (a)	—	—	—	—	(27)	(27)
Impacts of foreign currency translation	—	(1)	(1)	(11)	(3)	(14)

Balance at September 30,	$1,131	$ 256	$1,387	$ 975	$ 564	$1,539

Allowance as a percentage of total (b)	5.47%(c)	12.18%	6.09%	3.53%(d)	12.95%	4.81%

(a)	During the three months ended September 30, 2008, ResCap completed the sale of their resort finance business to our Commercial Finance group. As a result of the sales transaction, the related allowance for loan losses was removed.
(b)	Represents the related allowance for loan losses as a percentage of total on-balance sheet consumer mortgage loans or commercial-lending receivables.
(c)	As of September 30, 2009, $7.5 billion of the unpaid principal balance includes loans held at fair value for $1.5 billion under fair value option election with no related allowance for loan losses. These loans have been excluded from the calculation.
(d)	As of September 30, 2008, $9.2 billion of the unpaid principal balance includes loans held at fair value for $2.2 billion under fair value option election with no related allowance for loan loss. These loans have been excluded from the calculation.

	Nine months ended September 30,
	2009				2008
($ in millions)	Consumer		Commercial	Total	Consumer		Commercial	Total
Balance at January 1,	$ 1,142		$ 599	$ 1,741	$ 832		$ 484	$1,316
Provision for loan losses	1,597		318	1,915	1,158		256	1,414
Charge-offs
Domestic	(1,187)		(665)	(1,852)	(468)		(161)	(629)
Foreign	(503)		(7)	(510)	(85)		(1)	(86)

Total charge-offs	(1,690)		(672)	(2,362)	(553)		(162)	(715)

Recoveries
Domestic	40		5	45	30		16	46
Foreign	—		—	—	—		—	—

Total recoveries	40		5	45	30		16	46

Net charge-offs	(1,650)		(667)	(2,317)	(523)		(146)	(669)
Reduction of allowance due to fair value option election (a)	—		—	—	(489)		—	(489)
Sale of resort finance business (b)	—		—	—	—		(27)	(27)
Impacts of foreign currency translation	42		6	48	(3)		(3)	(6)

Balance at September 30,	$ 1,131		$ 256	$ 1,387	$ 975		$ 564	$1,539

Allowance as a percentage of total (c)	5.47	% (d)	12.18%	6.09%	3.53	% (e)	12.95%	4.81%

(a)	Represents the reduction of allowance as a result of fair value option election. Refer to Note 16 to the Condensed Consolidated Financial Statements for additional information.
(b)	During the three months ended September 30, 2008, ResCap completed the sale of their resort finance business to our Commercial Finance group. As a result of the sales transaction, the related allowance for loan losses was removed.
(c)	Represents the related allowance for loan losses as a percentage of total on-balance sheet consumer mortgage loans or commercial-lending receivables.
(d)	As of September 30, 2009, $7.5 billion of the unpaid principal balance includes loans held at fair value for $1.5 billion under fair value option election with no related allowance for loan losses. These loans have been excluded from the calculation.
(e)	As of September 30, 2008, $9.2 billion of the unpaid principal balance includes loans held at fair value for $2.2 billion under fair value option election with no related allowance for loan loss. These loans have been excluded from the calculation.

As a direct result of increased delinquencies and higher severity and frequency assumptions, our consumer allowance coverage increased to 5.47% as of September 30, 2009, from 3.53% as of September 30, 2008. These allowance coverage percentages are based on the allowance for loan losses related to consumer mortgage loans held-for-investment excluding those loans held at fair value as a percentage of the unpaid principal balance, net of premiums and discounts. We have reduced our consumer mortgage loans held-for-investment portfolio primarily through a focus on originating more government-sponsored mortgage loans, tighter credit standards, and asset sales. The deterioration of the domestic and international housing markets has continued into the three-month period ending September 30, 2009, although at a slower pace. Our international operations loans held-for-investment unpaid principal balance and related allowance balance has also been reduced through asset sales in the United Kingdom and continental Europe. The majority of these sold assets were nonperforming nonprime and nonconforming loans with high allowance coverage.

Our commercial allowance coverage decreased to 12.18% as of September 30, 2009, from 12.95% as of September 30, 2008. The decrease was primarily driven by portfolio runoff and asset sales in our liquidating portfolio.

The following table summarizes the allowance for loan losses by type for our Mortgage operations.

	September 30, 2009				September 30, 2008
($ in millions)	Allowance for loan losses	Allowance as a % of total asset class (a)		Allowance as a % of total allowance	Allowance for loan losses	Allowance as a % of total asset class (a)		Allowance as a % of total allowance
Consumer
Domestic
Prime conforming	$38	0.18		2.74	$21	0.08		1.36
Prime nonconforming	481	2.33		34.67	253	0.91		16.44
Prime second-lien	313	1.51		22.57	150	0.54		9.75
Government	4	0.02		0.29	3	0.01		0.19
Nonprime	159	0.77		11.46	187	0.68		12.15
Foreign	136	0.66		9.81	361	1.31		23.46

Total consumer	$1,131	5.47	(b)	81.54	$975	3.53	(c)	63.35

Commercial
Domestic
Warehouse	$10	0.48		0.72	$9	0.21		0.59
Construction	157	7.47		11.32	499	11.46		32.42
Commercial business	29	1.38		2.09	—	—		—
Other	—	—		—	8	0.18		0.52
Foreign	60	2.85		4.33	48	1.10		3.12

Total commercial	256	12.18		18.46	$564	12.95		36.65

Total allowance for loan losses	$1,387	6.09		100.00	$1,539	4.81		100.00

(a)	Represents the related allowance for loan losses as a percentage of total on-balance sheet consumer mortgage loans or commercial-lending receivables.
(b)	As of September 30, 2009, $7.5 billion of the unpaid principal balance includes loans held at fair value for $1.5 billion under fair value option election with no related allowance for loan loss. These loans have been excluded from the calculation.
(c)	As of September 30, 2008, $9.2 billion of the unpaid principal balance includes loans held at fair value for $2.2 billion under fair value option election with no related allowance for loan loss. The loans held at fair value have been excluded from the calculation.

The following table summarizes the net charge-off information by type for our Mortgage operations.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2009	2008	2009	2008
Consumer
Prime conforming	$(31)	$(6)	$(67)	$(16)
Prime nonconforming	(253)	(51)	(769)	(125)
Prime second-lien	(88)	(51)	(296)	(99)
Government	(5)	(1)	(14)	(1)
Nonprime	(32)	(77)	(504)	(282)

Total consumer	(409)	(186)	(1,650)	(523)

Commercial
Warehouse	1	(2)	(7)	(20)
Construction	(223)	(4)	(584)	(125)
Commercial business	1	(1)	(76)	(1)

Total commercial	(221)	(7)	(667)	(146)

Total net charge-offs	$(630)	$(193)	$(2,317)	$(669)

Our net charge-offs of consumer mortgage loans held-for-investment totaled $409 million and $1.7 billion for the three months and nine months ended September 30, 2009, respectively, compared to $186 million and $523 million for the same periods in 2008. Continuing home price depreciation, rising unemployment, and other market factors have resulted in increased short sales and foreclosures driving higher frequency and severity of loss. Additionally, during the second quarter of 2009, we changed our policy to charge off first-lien mortgage loans to no later than 180 days past due, resulting in the recognition of $318 million in incremental charge-offs during the second quarter. Refer to Note 6 to the Condensed Consolidated Financial Statements for additional information related to our policy change.

Our net charge-offs of commercial-lending receivables totaled $221 million and $667 million for the three months and nine months ended September 30, 2009, respectively, compared to $7 million and $146 million for the same periods in 2008. The increase in lending receivables net charge-offs was primarily related to increased migrations to real estate owned and additional foreclosures in our construction-lending portfolio.

Nonperforming Assets

The following table summarizes the nonperforming assets in our on-balance sheet held-for-investment residential mortgage loan portfolio for each of the periods presented. Nonperforming assets are nonaccrual loans, foreclosed assets, and restructured loans. Consumer mortgage loans and commercial-lending receivables are generally placed on nonaccrual status when they are 60 days and 90 days past due, respectively, or when the timely collection of the principal of the loan, in whole or in part, is doubtful. In the third quarter of 2009, we changed our policy for restructured mortgage loans held-for-investment and now classify all restructured loans as nonaccrual. While restructured loans are generally re-aged to current once the modification becomes permanent and while a portion of restructured loans remain current (less than 60 days past due) with the modified terms, all restructured loans will remain nonaccrual until paid in full with interest income recognized on a cash basis.

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

The following table summarizes the unpaid principal balance of our nonperforming assets.

($ in millions)	September 30, 2009	December 31, 2008	September 30, 2008
Nonaccrual loans
Consumer (a)
Prime conforming	$ 155	$ 152	$ 141
Prime nonconforming	1,320	1,842	1,936
Prime second-lien	678	452	420
Government	70	66	75
Nonprime	2,043	3,021	3,228

Total consumer	4,266	5,533	5,800

Commercial
Warehouse	46	75	102
Construction (b)	400	1,273	1,415
Commercial business	35	—	34

Total commercial	481	1,348	1,551

Total nonaccrual assets due to delinquency status	4,747	6,881	7,351
Restructured loans (c)	1,957	325	252

Total nonaccrual assets	6,704	7,206	7,603
Foreclosed assets	300	703	893

Total nonperforming assets	$7,004	$7,909	$8,496

Total nonperforming assets as a percentage of total Mortgage operations assets	12.3%	16.6%	14.7%

(a)	Includes loans that were purchased distressed and already in nonaccrual status of $237 million as of September 30, 2009; $296 million as of December 31, 2008; and $303 million as of September 30, 2008, respectively.
(b)	Includes nonaccrual restructured loans that are not included in restructured loans of $21 million as of September 30, 2009; $26 million as of December 31, 2008; and $82 million as of September 30, 2008.
(c)	Includes $1.2 billion as of September 30, 2009, $107 million as of December 31, 2008, and $125 million as of September 30, 2008, of loans that are current or less than 60 days past due.

Delinquency and nonaccrual levels related to consumer mortgage loans held-for-investment increased throughout the nine months ended September 30, 2009. Consumer mortgage loans held-for-investment past due 60 days or more was 16.8% of the total unpaid principal balance as of September 30, 2009, compared to 18.4% at December 31, 2008, and 16.1% at September 30, 2008. Nonaccrual loans increased to 29.4% of the consumer mortgage loans held-for-investment portfolio as of September 30, 2009, compared to 23.7% and 21.0% as of December 31, 2008, and September 30, 2008, respectively. The increase primarily reflects higher delinquencies within the Ally Bank loan portfolio.

Nonaccrual commercial-lending receivables were 26.1% of the commercial-lending receivables portfolio as of September 30, 2009, compared to 42.4% and 40.9% as of December 31, 2008, and September 30, 2008, respectively. The decrease resulted primarily from pay-downs and successful workout of assets, as well as loans being moved to real estate owned.

As part of our loss mitigation efforts and participation in certain governmental programs, we may offer loan restructurings to our borrowers. Loan modifications, which we are contractually allowed to perform as a primary servicer in compliance with our servicing agreements, can include any or all of the following: principal forgiveness, maturity extensions, delinquent interest capitalization, and changes to contractual interest rates. Modifications can be either temporary or permanent. Temporary loan modifications are generally used to monitor the borrower’s ability to perform under the revised terms over specified trial period; if the borrower performs, it may become a permanent loan modification.

We participate in a variety of government- and agency-sponsored programs, as well as internally designed proprietary programs, aimed at homeowners at risk of foreclosure. Each program has varying qualification criteria for the borrower to meet as well as associated modification options that we analyze to determine the best solution for the borrower. Additionally, we have performed periodic foreclosure moratoriums that are designed to provide borrowers with extra time to sort out their financial difficulties while allowing them to stay in their homes.

Loan modifications may include mortgage loans within off-balance sheet securitization trusts as well as mortgage loans carried on our balance sheet. Generally our modifications provide the borrower with some form of concession and, therefore, are deemed to be troubled debt restructurings (TDR). If the loan is not held-for-sale or otherwise fair value option elected, then the TDR loans require an allowance for loan loss based on the present value of the expected future cash flows discounted at the loan's effective interest rate at the time of restructure.

The on-balance sheet restructured mortgage loans held-for-investment portfolio at September 30, 2009, was $2.0 billion unpaid principal balance (includes $993 million related to fair value elected loans) compared to $325 million as of December 31, 2008. The increase in the restructured portfolio is primarily due to an increase in troubled borrowers as they continue to be negatively impacted by market conditions, as well as our participation in public and private modification programs. As of September 30, 2009, we had an allowance for loan losses of $258 million for restructured mortgage loans held-for-investment not carried at fair value.

The following table summarizes the delinquency information for our consumer mortgage loans held-for-investment portfolio.

	September 30, 2009		December 31, 2008		September 30, 2008
($ in millions)	Amount	% of total	Amount	% of total	Amount	% of total
Current	$22,711	79	$25,728	78	$30,001	81
Past due
30 to 59 days	1,120	4	1,375	4	1,287	3
60 to 89 days	654	2	838	3	806	2
90 days or more	1,788	7	2,363	7	2,443	7
Foreclosures pending	1,744	6	2,116	6	2,069	5
Bankruptcies	638	2	783	2	665	2

Total unpaid principal balance	28,655	100	33,203	100	37,271	100
Net (discounts) premiums	(454)		(486)		(525)
Fair value option election adjustment	(5,904)		(6,829)		(6,928)
Allowance for loan losses	(1,131)		(1,142)		(975)

Total	$21,166		$24,746		$28,843

Higher Risk Mortgage Loans

During the nine months ended September 30, 2009, we primarily focused our origination efforts on prime conforming and government mortgages in the United States and high-quality insured mortgages in Canada, which reduced our overall exposure to products that increase our credit risk. As of September 30, 2009, we continue to hold mortgage loans that have features exposing us to higher levels of credit risk that could result in a concentration of credit risk. These loan products include high original loan-to-value mortgage loans (prime or nonprime), payment-option adjustable-rate mortgage loans (prime nonconforming), interest-only mortgage loans (classified as prime conforming or nonconforming for domestic production and prime nonconforming or nonprime for international production), and teaser rate mortgages (prime or nonprime).

In circumstances when a loan has features such that it falls into multiple categories it is classified to a category only once based on the following hierarchy: (1) high original loan-to-value mortgage loans, (2) payment-option adjustable-rate mortgage loans, (3) interest-only mortgage loans, and (4) below market initial rate mortgage loans. We believe this hierarchy provides the most relevant risk assessment of our nontraditional products with the current declining home prices.

Total higher-risk mortgage loan production is summarized in the following table.

	Loan production for the nine months ended September 30,
($ in millions)	2009	2008
Interest-only mortgage loans	$648	$3,210
Payment-option adjustable-rate mortgage loans	—	—
High original loan-to-value (greater than 100%) mortgage loans	144	557
Below market initial rate mortgages	—	233

Total	$792	$4,000

Domestic high original loan-to-value mortgage loan originations during the nine months ended September 30, 2009, were primarily related to the government’s Homeowner Affordable Refinance program that provides refinancing opportunities to borrowers in good standing who otherwise would not qualify due to deteriorating home values. These loans are all prime conforming refinanced loans with an average loan-to-value of 103%. Domestic interest-only mortgage loan originations are in accordance with approved underwriting guidelines and have an average loan-to-value of 65%.

The following table summarizes our combined mortgage loans held-for-sale and held-for-investment portfolios by higher-risk loan type.

	September 30, 2009			December 31, 2008
($ in millions)	Unpaid principal balance	Nonaccrual	Past due 90 days or more	Unpaid principal balance	Nonaccrual	Past due 90 days or more
Interest-only mortgage loans	$ 8,955	$1,561	$1,183	$10,459	$1,608	$1,386
Payment-option adjustable-rate mortgage loans	214	155	104	307	154	129
High original loan-to-value (greater than 100%) mortgage loans	2,867	556	311	3,833	610	464
Below market initial rate mortgages	916	244	21	801	32	24

Total	$12,952	$2,516	$1,619	$15,400	$2,404	$2,003

Allowance for loan losses was $609 million or 4.93% of total higher risk mortgage loans based on held-for-investment unpaid principal balances outstanding at September 30, 2009, compared to $481 million or 3.34% at December 31, 2008.

The following table includes our five largest state and foreign concentrations based on our combined mortgage loans held-for-sale and loans held-for-investment unpaid principal balance for our higher risk loans as of September 30, 2009.

	Interest-only mortgage loans	Payment-option adjustable-rate mortgage loans	High original loan-to-value (greater than 100%) mortgage loans	Below market initial rate mortgages	All higher risk loans
California	24.2%	42.6%	1.3%	16.3%	18.7%
United Kingdom	16.7	—	—	0.4	11.1
Continental Europe	1.4	—	29.2	—	7.1
Virginia	6.4	1.2	1.7	2.0	4.8
Florida	5.6	15.9	2.0	3.5	4.8
All other	45.7	40.3	65.8	77.8	53.5

Total	100.0%	100.0%	100.0%	100.0%	100.0%

Insurance Operations

Results of Operations

During the three months ended September 30, 2009, we committed to sell our U.S. consumer property and casualty insurance business. The U.S. consumer property and casualty insurance business provides vehicle and home insurance in the United States through a number of distribution channels. Accordingly, the results associated with this discontinued operation have been removed from continuing operations for all periods presented. Refer to Note 2 to the Condensed Consolidated Financial Statements for additional information regarding our discontinued operations.

The following table summarizes the operating results of our Insurance operations excluding discontinued operations for the periods shown. The amounts presented are before the elimination of balances and transactions with our other operating segments.

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2009	2008	Favorable/ (unfavorable) % change	2009	2008	Favorable/ (unfavorable) % change
Revenue
Insurance premiums and service revenue earned	$572	$782	(27)	$1,663	$2,319	(28)
Investment income (loss)	87	(19)	n/m	184	146	26
Other income	24	24	—	67	81	(17)

Total insurance premiums and other income	683	787	(13)	1,914	2,546	(25)
Expense
Insurance losses and loss adjustment expenses	300	390	23	850	1,242	32
Acquisition and underwriting expense	302	324	7	858	922	7

Total expense	602	714	16	1,708	2,164	21
Income from continuing operations before income tax expense	81	73	11	206	382	(46)
Income tax expense from continuing operations	56	2	n/m	88	81	(9)

Net income from continuing operations	$25	$71	(65)	$118	$301	(61)

Total assets	$11,660	$12,459	(6)

Insurance premiums and service revenue written	$451	$714		$1,275	$2,241

Combined ratio (a)	101.6%	89.2%		99.0%	93.4%

n/m = not meaningful

(a)	Management uses combined ratio as a primary measure of underwriting profitability with its components measured using accounting principles generally accepted in the United States of America. Underwriting profitability is indicated by a combined ratio under 100% and is calculated as the sum of all incurred losses and expenses (excluding interest and income tax expense) divided by the total of premiums and service revenues earned and other income.

Our Insurance operations experienced net income from continuing operations of $25 million and $118 million for the three months and nine months ended September 30, 2009, respectively, compared to $71 million and $301 million for the same periods in 2008. Net income decreased for the periods primarily due to unfavorable underwriting results, principally driven by decreases in premiums earned, and the favorable resolution to a tax audit and settlement of a tax liability in 2008 offset by unfavorable tax expense in 2009.

Insurance premiums and service revenue earned totaled $572 million and $1.7 billion for the three months and nine months ended September 30, 2009, respectively, compared to $782 million and $2.3 billion for the same periods in 2008. Insurance premium and service revenue earned decreased primarily due to the sale of our U.S. reinsurance agency in November 2008. Additionally, decreases were experienced during both periods due to lower volume in our dealership-related products and international operations due to the competitive environment.

The combination of investment and other income totaled $111 million and $251 million for the three months and nine months ended September 30, 2009, respectively, compared to $5 million and $227 million for the same periods in 2008. Investment income increased primarily due to the recognition of realized capital gains during 2009 versus realized investment losses taken in 2008, which were driven by bank failures and unfavorable investment market volatility. The increases were partially offset by a reduction in the size of the investment portfolio, primarily due to the sale of our U.S. reinsurance business. Additionally, during the nine months ended September 30, 2009, other-than-temporary impairments of $45 million were recognized on certain investment securities due to unfavorable market conditions.

Insurance losses and loss adjustment expenses decreased 23% and 32% for the three months and nine months ended September 30, 2009, respectively, compared to the same periods in 2008. The decreases were primarily driven by the sale of our U.S. reinsurance agency and lower loss experience in our dealership-related products as a result of lower volumes.

Acquisition and underwriting expense decreased 7% for both the three months and nine months ended September 30, 2009, respectively, compared to the same periods in 2008. The decreases were primarily due to the sale of our U.S. reinsurance business and lower volumes.

Corporate and Other Operations

Corporate and Other operations experienced net losses of $434 million and $1.2 billion for the three months and nine months ended September 30, 2009, respectively, compared to net losses of $395 million and $525 million for the three months and nine months ended September 30, 2008, respectively. The higher losses for both periods were primarily due to an increase in interest expense of $309 million and $921 million for the three months and nine months ended September 30, 2009, resulting from the amortization of the original issue discount associated with the December 2008 bond exchange. Additionally, lower intercompany lending resulted in decreased intercompany interest income and the addition of new corporate functions to satisfy bank holding company requirements resulted in increased compensation and benefits expense. The decrease was partially offset in both periods by increased corporate overhead allocation reimbursements, increased investment income due to the absence of other-than-temporary impairments recognized on certain investment securities during 2008, and decreased equity investment losses. We recognized no equity investment net losses during the three months and nine months ended September 30, 2009, compared to net losses of $8 million and $46 million for the same periods in 2008. Additionally, the three months ended September 30, 2009, were favorably impacted by an increase in the income tax benefit primarily related to our conversion to a taxable corporation. During the nine-month period ended September 30, 2009, we also experienced increased income tax expense due to the conversion to a taxable corporation, higher IT project costs, higher professional services expenses, and increased bank facility fees. These unfavorable items were partially offset during the nine-month period ended September 30, 2009, by a $634 million gain related to privately negotiated transactions that extinguished certain GMAC debt and higher yields on intercompany bonds held by Corporate.

Corporate and Other operations also include the results of our Commercial Finance Group. Our Commercial Finance Group experienced net losses of $127 million and $326 million for the three months and nine months ended September 30, 2009, respectively, compared to net income of $26 million and $25 million for the three months and nine months ended September 30, 2008. The decrease in net income for both periods was primarily due to increases in provision expense within the resort finance business and within our European operations and the absence of a $29 million gain recognized during July 2008 related to the sale of operations in Poland. These decreases were partially offset during both periods by an income tax benefit related to higher pretax losses and the impact of our conversion to a corporation. Net income for the nine months ended September 30, 2009, was also impacted by an $87 million fair value impairment recorded prior to the transfer of its resort finance business assets from held-for-sale to held-for-investment during the three months ended March 31, 2009. In addition, during the nine months ended September 30, 2009, we experienced lower fee income resulting from lower factored sales volume and lower asset levels.

Liquidity Management, Funding, and Regulatory Capital

Overview

Liquidity management involves forecasting funding requirements driven by asset growth or liability maturities. The goal of liquidity management is to ensure we maintain adequate funds to meet changes in loan and lease demand, debt maturities, unexpected deposit withdrawals, and other seen and unforeseen corporate needs. Our primary funding objective is to ensure we maintain access to stable and diverse liquidity sources throughout all market cycles including periods of financial distress. Sources of liquidity include deposits and both secured and unsecured market-based funding across maturities, interest rate characteristics, currencies, and investor profiles. Further liquidity is available through committed facilities, FHLB advances, and recently enacted government programs.

Liquidity risk arises from the failure to recognize or address changes in market conditions affecting both asset and liability flows. Effective liquidity risk management is critical to the viability of financial institutions to ensure an institution has the ability to meet contractual and contingent financial obligations. Since the summer of 2007, the financial markets have remained challenging and the ability to manage liquidity needs and contingent funding exposures has been essential to the solvency of financial institutions.

ALCO, the Asset-Liability Committee, is responsible for monitoring liquidity on an ongoing basis and delegates the planning and execution of liquidity management strategies to Corporate Treasury. We manage liquidity risk at both the business segment and consolidated level. Each reporting segment, along with Ally Bank, prepares periodic forecasts depicting anticipated funding needs and sources of funds with oversight and monitoring by Corporate Treasury. Corporate Treasury manages liquidity under baseline projected economic scenarios as well as more severe economically stressed environments. Corporate Treasury, in turn, plans and executes our funding activities. We maintain a cash liquidity reserve that we believe is sufficient to allow us to operate and meet our contractual obligations in the event of constrained access to external liquidity. The size of this reserve is measured and managed as the number of months of liquidity provided.

Funding Strategy

Our liquidity and ongoing profitability are largely dependent on our timely access to funding and the costs associated with raising funds in different segments of the capital markets. We continue to be extremely focused on maintaining and enhancing our liquidity. During 2009, as part of our overall transformation from an independent financial services company to a bank holding company, we have changed our funding strategy accordingly. Historically, our funding strategy has focused on the development of diversified funding sources across a global investor base to meet all our liquidity needs including public unsecured debt capital markets, asset-backed securitizations (both public and private), whole-loan sales, domestic and international committed and uncommitted bank lines, and brokered certificates of deposits and retail deposits. While that continues to be our focus, we have also further distinguished our funding strategy between bank funding and holding company or nonbank funding.

•

Bank funding — At September 30, 2009, Ally Bank maintained excess cash liquidity of $5.0 billion and highly liquid U.S. federal government and U.S. agency securities of $3.4 billion. Maximizing bank funding is the cornerstone of our long-term liquidity strategy. Ally Bank continues to grow and is becoming a more prominent part of our overall funding strategy. Earlier this year, we received an expanded exemption from the Federal Reserve to allow Ally Bank to originate a limited amount of GM-related retail and wholesale assets subject to certain conditions. Previously, we were more limited in the GM-related assets that could be originated in Ally Bank due to Section 23A of the Federal Reserve Act. Today, all new bank eligible assets in the U.S. are being directed to Ally Bank in order to reduce and minimize our nonbanking exposures. With respect to consumer lending, asset eligibility for the bank depends on many factors including credit bureau information, loan-to-value, and contract length. The restrictions of Section 23A will cease to apply to GM-related transactions once GM and GMAC cease to be deemed “affiliates” under applicable bank regulatory standards; this would then allow us to have more funding available for a majority of our automotive finance assets and to provide a sustainable long-term funding channel for the business.

Ally Bank has access to funding through Federal Home Loan Bank (FHLB) advances, the Federal Reserve’s Discount Window, public securitizations, private funding arrangements, brokered certificates of deposit, and retail deposits. Deposits are becoming one of our largest funding sources and are the key source of funding at Ally Bank. Deposits provide a stable, low-cost source of funds that are less sensitive to interest rate changes or market volatility that we utilize to fund loan and asset growth and to diversify funding sources. We have continued to expand our deposit gathering efforts through our direct and indirect marketing channels. Current product offerings consist of a variety of savings products including certificates of deposits (CD’s), savings accounts, and money market accounts. At September 30, 2009, the deposit base at Ally Bank was $27.8 billion, up from $19.3 billion at December 31, 2008.

Internationally, we are also focused on growing our deposit raising platforms. In Canada, through our ResMor Trust subsidiary (ResMor), we have already begun raising deposits. ResMor launched its online deposit platform in September 2009, providing a variety of products under the Ally brand. As of September 30, 2009, this retail deposit channel had raised $5.7 million. This is in addition to a broker deposit product line that had a balance of $1.1 billion at September 30, 2009, compared to $595 million at September 30, 2008. In Germany, we are currently pursuing government insurance for deposit gathering, which will help fund international business activities.

•

Nonbank funding — As of September 30, 2009, the parent company maintained cash liquidity in the amount of $8.3 billion and the ability to draw down on additional committed liquidity of up to $9.0 billion (excluding Mortgage operations) assuming incremental collateral is available to contribute to secured facilities. As we shift our focus to growing bank funding capabilities, we are similarly focused on minimizing the uses of our parent company liquidity and reducing the amount of assets funded outside the bank. It is our expectation that our parent company liquidity will only be used for assets that do not meet bank eligibility standards. Therefore, over time, we expect assets funded through nonbank funding will decline and will primarily be those generated from our non-U.S. operations. The parent company, as well as some of our nonbank subsidiaries, has secured funding facilities with third parties. Secured funding facilities continue to be an important component of our funding strategy. However, we are less dependent on these facilities due to our expanded use of Ally Bank and the capital received as well as funding we have raised throughout 2009 from different government programs. The parent company has capacity under committed credit facilities that total in excess of $40 billion of which approximately $33 billion was drawn at September 30, 2009. These facilities mature at various times between now and June 2012, and we are continuing to evaluate the possibility of extending these facilities beyond that time frame. In addition, we maintain access to our committed automotive whole-loan forward flow agreements beyond 2009 in the amount of $12.3 billion.

Our wholly owned subsidiary, ResCap, also actively manages its liquidity and capital positions and is continually working on initiatives to address its debt covenant compliance and liquidity needs including debt maturing in the next twelve months. Throughout 2008 and thus far in 2009, we have taken actions intended to improve liquidity and support the capital structure of ResCap. During the first nine months of 2009, ResCap received capital contributions from GMAC of $1.2 billion and recognized a gain on extinguishment of debt of $1.7 billion as a result of completed divestitures to GMAC and through contributions and forgiveness of ResCap’s outstanding notes, which GMAC previously repurchased in the open market at a discount or through our private debt exchange and cash tender offers. We have previously disclosed that if ResCap were to need additional support, we would provide that support to the extent it is in the best interests of our stakeholders. However, there can be no assurances that GMAC or its affiliates will continue such actions in the future.

Market Conditions

The stress in the financial markets that began in 2007 continued to impact the economy and financial services sector through the third quarter of 2009. Although the financial markets have begun to show signs of improvement and stability, access to the public and private unsecured and securitization markets remains strained. In response to the distressed market conditions, we have taken several steps aimed at maintaining and enhancing liquidity. Overall liquidity remains strong with cash and cash equivalents at over $14 billion as of September 30, 2009, and the ability to draw down on additional committed liquidity of up to $9.4 billion assuming incremental collateral is available to contribute to secured facilities. In addition, the U.S. government and regulatory agencies have developed various initiatives aimed at stabilizing and enhancing liquidity to the financial markets. We have participated in several of the programs including the Troubled Asset Relief Program (TARP), Temporary Liquidity Guarantee Program (TLGP), Term Auction Facility (TAF), and Term Asset-Backed Securities Loan Facility (TALF). Our participation in these programs have allowed us to maintain sufficient liquidity to meet all maturing unsecured debt obligations as they come due and to continue our lending and operating activities.

•

Participation in Government Funding Programs — The U.S. government and regulatory agencies have established numerous government programs aimed at improving the liquidity position of U.S. financial services firms. We continue to participate in certain of these initiatives:

•

Temporary Liquidity Guarantee Program (TLGP) — In the second quarter of 2009, we received approval to participate in the FDIC’s TLGP for up to $7.4 billion. This program allows us to issue senior unsecured debt guaranteed by the FDIC in return for a fee based on the amount and maturity of the debt. During the second quarter of 2009, we issued $4.5 billion of FDIC-guaranteed unsecured long-term debt. The securities offering included $3.5 billion aggregate principal amount of senior fixed rate notes and $1.0 billion aggregate principal amount of senior floating rate notes, both due in December 2012. On October 30, 2009, we issued an additional $2.9 billion aggregate principal amount of FDIC-guaranteed unsecured long-term debt. These securities were senior fixed rate notes due in October 2012.

•

Federal Reserve’s Discount Window and Term Auction Facility (TAF) — The Discount Window is the primary credit facility under which the Federal Reserve extends collateralized loans to depository institutions at terms from overnight up to ninety days. The TAF program auctions a pre-announced quantity of collateralized credit starting with a minimum bid for term funds of 28- or 84-day maturity. At September 30, 2009, Ally Bank had pledged collateral in an amount sufficient to generate total capacity of $6.1 billion of which $4.0 billion was outstanding and $2.1 billion was unused capacity. We view the TAF program as a temporary source of liquidity and do not assume it to be available to us beyond the first quarter of 2010.

•

Term Asset-backed Securities Loan Facility (TALF) — Earlier this year, the Federal Reserve Board commenced a program designed to support the issuance of asset-backed securities collateralized by various types of assets including automotive consumer and commercial loans. Several issuers of asset-backed securities issued debt under this program in the first and second quarters of 2009. We executed our first TALF eligible transaction during the third quarter of 2009. Ally Bank executed a $941 million transaction backed by retail automotive loans. The investor appetite and pricing for the transaction was strong demonstrating signs that the auto securitization market is stabilizing. We expect to continue pursuing the execution of TALF-eligible transactions for both retail loan and dealer floorplan receivables during the fourth quarter of 2009 and the first quarter of 2010.

Our actions to date and our participation in the above programs have allowed us to maintain sufficient liquidity to meet all maturing unsecured debt obligations as they come due. However, we have significant unsecured debt obligations coming due in the next few years. Our inability to access the unsecured markets, renew existing secured facilities, or create new secured facilities to fund parent company assets or to migrate loans to Ally Bank and fund them via deposits could have a further negative impact on our liquidity position.

Funding Sources

The following table summarizes debt and other sources of funding and the amount outstanding under each category for the periods shown.

	Outstanding
($ in millions)	September 30, 2009	December 31, 2008
Secured financings (a)	$ 56,746	$ 73,108
Institutional term debt	22,396	29,994
Retail debt programs	15,031	18,121
Temporary Liquidity Guarantee Program (TLGP)	4,500	—
Bank loans and other	2,697	4,227
Commercial paper	27	146

Total debt (b)	$101,397	$125,596

Bank deposits (c)	27,024	18,311
Off-balance sheet securitizations
Retail finance receivables	7,829	11,887
Wholesale loans	—	10,573
Mortgage loans	108,531	125,926

Total off-balance sheet securitizations	$116,360	$148,386

(a)	Includes securitization transactions that are accounted for on-balance sheet as secured financings totaling $39,713 million and $54,876 million at September 30, 2009, and December 31, 2008, respectively.
(b)	Excludes fair value adjustment as described in Note 10 to our Condensed Consolidated Financial Statements.
(c)	Includes consumer and commercial bank deposits and dealer wholesale deposits.

Bank Deposits

We accept commercial and consumer deposits through Ally Bank in the United States and ResMor Trust in Canada. As of September 30, 2009, Ally Bank had approximately $27.8 billion of deposits compared to $19.3 billion as of December 31, 2008. Deposits are an efficient and cost-effective source of funding for us, and as a result, we have been offering competitive rates in an effort to increase our deposit levels. We also have banking operations outside of the United States in countries such as Germany, France, and Brazil. Refer to Note 11 to the Notes of the Condensed Consolidated Financial Statements for a summary of deposit funding by type.

Unsecured Debt

We obtain short-term funding from the sale of floating-rate demand notes under our Demand Notes program. The holder has the option to redeem these notes at any time without restriction. Demand Notes outstanding decreased by $0.1 billion from $1.3 billion at December 31, 2008, to $1.2 billion as of September 30, 2009. We manage this balance at these levels by periodically lowering rates as we move funding to our Ally Bank deposit franchise. Our unsecured commercial paper programs also provide short-term funding, as do short-term bank loans. As of September 30, 2009, we had $9.3 billion in short-term debt outstanding, a decline of $1.1 billion from December 31, 2008. Refer to Note 10 to our Condensed Consolidated Financial Statements for additional information about our outstanding short-term debt.

Historically, the unsecured term debt markets were a key source of long-term financing for us. However, given our current ratings profile and market environment, we have chosen not to target transactions in the unsecured term debt markets given the expected high market rates and our improving liquidity position. With the exception of our $4.5 billion issuance of unsecured long-term debt in the second quarter of 2009 under the FDIC’s TLGP, during the nine months ended September 30, 2009, we did not issue unsecured long-term debt in the capital markets. On October 30, 2009, we issued an additional $2.9 billion aggregate principal amount of FDIC-guaranteed unsecured long-term debt under the TLGP. We believe the unsecured market is now open for us, and we will be targeting nongovernment guaranteed transactions in the future to further strengthen the parent company liquidity position and manage upcoming debt maturities that are scheduled to occur in 2011 and 2012.

The following table presents the scheduled maturity of unsecured long-term debt at September 30, 2009, assuming that no early redemptions occur.

Year ended December 31, ($ in millions)	Global Automotive Finance operations (a)	Mortgage operations (b)	Total
2009	$ 1,285	$ —	$ 1,285
2010	6,156	1,325	7,481
2011	9,750	208	9,958
2012	9,215	357	9,572
2013	1,351	532	1,883
2014 and thereafter	15,429	215	15,644
Original issued discount (c)	(4,563)	—	(4,563)

Total unsecured long-term debt	$38,623	$2,637	$41,260

(a)	Consists of debt we or our subsidiaries incur to finance our Global Automotive Finance operations.
(b)	Excludes Mortgage operations unsecured long-term debt held by GMAC.
(c)	Scheduled amortization of original issue discount is as follows: $317 million in 2009, $1,243 million in 2010, $1,014 million in 2011, $335 million in 2012, $248 million in 2013, and $1,406 million in 2014 and thereafter.

Secured Financings and Off-balance Sheet Securitizations

During the three months ended September 30, 2009, our North American Automotive Finance operations executed approximately $1.6 billion in automotive whole-loan sales. In addition, our North American Automotive Finance operations executed approximately $1.1 billion in secured funding during the quarter. Our International Automotive Finance operations funded approximately 34% of its operations through securitizations and other forms of secured funding. We plan to continue our use of secured funding vehicles to a certain extent in the future, but will not be as reliant on them going forward as a result of our ability to fund asset originations through Ally Bank funding sources.

Mortgage operations utilize committed and uncommitted secured facilities. Although unused capacity may exist under the secured committed facilities, use of such capacity is conditioned upon certain collateral eligibility requirements, and as a result, access to capacity under these facilities may be limited. The unused capacity on the committed secured facilities can be utilized only upon the pledge of eligible assets that Mortgage operations may not currently have available or the capacity can provide funding for future asset acquisitions. Mortgage operations also utilize off-balance sheet financings. Mortgage operations off-balance sheet financings outstanding were $109 billion as of September 30, 2009, and $126 billion as of December 31, 2008. A significant portion of off-balance sheet financing relates to securitizations issued in off-balance sheet trusts.

As a part of Mortgage operations historical capital markets activity, predominantly in international operations, several of our securitizations have certain servicer obligations contingent on actions by bondholders. These servicer obligations exist in Dutch, German, and Australian securitization structures. Certain of these obligations provide the investors of the trust with the ability to put back these securities to the trust at a specified date in the future at par less losses previously allocated to the bond classes. ResCap, as servicer of the trust, is obligated to advance the funds required to redeem bondholders. ResCap has the option to purchase loans from the trust at their par value, the proceeds of which can then be used to offset the trust’s obligation to repay the servicer. The specific dates that these options can be exercised range from seven to twelve years from the securitization date. The earliest exercise date for these options was the third quarter of 2009.

The total estimated amount of Dutch and German bonds subject to these servicer obligations is approximately $8.7 billion beginning in 2010 through 2019. The estimated obligation considers contractual amortization, prepayments, and defaults among other management assumptions. The portion that is exercisable prior to December 31, 2010 and 2011 is 4.8% of the total and 8.4% of the total, respectively. Approximately 73.6% of the total estimated bonds are eligible for this servicer obligation beginning in 2013 and after.

ResCap currently holds the residual interest (first loss bond) on all of these securitizations. To the extent that the potential bonds are put back to the SPE and the loans are repurchased, ResCap has recognized the estimated future credit losses on the underlying mortgage loans in the fair market value of the retained residuals it currently holds on its balance sheet. To the extent that losses are expected to arise from factors such as liquidity or market risk of the loans that may be purchased pursuant to its servicer obligation (i.e., losses beyond the credit losses already reflected in the residual), we estimate and record this incremental loss when the likelihood of bondholder exercise is foreseeable and the incremental loss can be reasonably estimated. During the nine months ended September 30, 2009, our Mortgage operations recorded a $22.7 million incremental loss related to these servicer obligations.

As of September 30, 2009, the liabilities related to these servicer obligations, after considering the valuation of residual interests, were immaterial.

Funding Facilities

The following table highlights credit capacity under our secured and unsecured funding facilities as of September 30, 2009, and December 31, 2008. We utilize both committed and uncommitted credit facilities. The financial institutions providing the uncommitted facilities are not legally obligated to advance funds under them. The amounts in the outstanding column in the table below are generally included on our Condensed Consolidated Balance Sheets with the exception of approximately $3.6 billion, which is mainly composed of funding generated by special-purpose entities known as New Center Asset Trust (NCAT) and Total Asset Collateralized Notes LLC (TACN). For further discussion of these facilities, refer to Automotive syndicated facilities under the Committed Secured Funding Facilities section of this Liquidity Management, Funding, and Regulatory Capital MD&A.

	Total capacity		Current capacity (a)		Potential capacity (b)		Outstanding
($ in billions)	Sept 30, 2009	Dec 31, 2008	Sept 30, 2009	Dec 31, 2008	Sept 30, 2009	Dec 31, 2008	Sept 30, 2009	Dec 31, 2008
Committed unsecured
Global Automotive Finance operations	$0.8	$1.7	$0.1	$0.2	$—	$—	$0.7	$1.5
Committed secured
Global Automotive Finance operations (c)	38.6	56.2	1.0	0.7	7.7	15.6	29.9	39.9
Mortgage operations	2.4	5.4	—	—	0.4	2.3	2.0	3.1
Other	0.5	2.8	—	—	0.2	0.9	0.3	1.9

Total committed facilities	42.3	66.1	1.1	0.9	8.3	18.8	32.9	46.4

Uncommitted unsecured
Global Automotive Finance operations	1.1	2.1	0.1	0.2	—	—	1.0	1.9
Mortgage operations	—	0.1	—	0.1	—	—	—	—
Uncommitted secured
Global Automotive Finance operations	6.3	4.4	2.0	4.1	—	—	4.3	0.3
Mortgage operations	7.1	9.5	0.7	0.2	0.2	—	6.2	9.3

Total uncommitted facilities	14.5	16.1	2.8	4.6	0.2	—	11.5	11.5

Total	$56.8	$82.2	$3.9	$5.5	$8.5	$18.8	$44.4	$57.9

Whole-loan forward flow agreements (d)	$12.3	$17.8	$—	$—	$12.3	$17.8	$—	$—

Total commitments	$69.1	$100.0	$3.9	$5.5	$20.8	$36.6	$44.4	$57.9

(a)	Funding is generally available upon request as excess collateral resides in certain facilities.
(b)	Funding is generally available to the extent incremental collateral is contributed to the facilities.
(c)	Potential capacity at December 31, 2008, included undrawn credit commitments that served as backup liquidity to support our asset-backed commercial paper program (NCAT). There was $9.0 billion of potential capacity that was supporting $8.0 billion of outstanding NCAT commercial paper as of December 31, 2008. The NCAT commercial paper outstanding was not included on our Condensed Consolidated Balance Sheets.
(d)	Represents commitments of financial institutions to purchase U.S. automotive retail assets.

Committed Unsecured Funding Facilities

Revolving credit facilities — As of September 30, 2009, we maintained $486 million of commitments in our U.S. unsecured revolving credit facility maturing June 20, 2012. This facility is fully drawn.

Bank lines — As of September 30, 2009, we maintained $251 million in committed unsecured bank facilities in Canada and $51 million in Europe. The Canadian commitments expire in 2012.

Committed Secured Funding Facilities

The following table shows the current capacity and potential capacity under our secured committed facilities as of September 30, 2009, and December 31, 2008. Current capacity represents funding capacity that is available upon request as excess collateral resides in certain facilities. The potential capacity on the committed secured facilities can be utilized only upon the pledge of available eligible assets.

	Secured committed facilities
	September 30, 2009				December 31, 2008
($ in billions)	Outstanding	Current capacity (a)	Potential capacity (b)	Total capacity	Outstanding	Current capacity (a)	Potential capacity (b)	Total capacity
Global Automotive Finance operations
North American operations
Syndicated facilities (c)	$12.8	$0.8	$4.4	$18.0	$13.9	$0.6	$12.8	$27.3
Bilateral/multilateral bank facilities	9.3	0.2	2.6	12.1	15.6	0.1	1.5	17.2
International operations
Bilateral/multilateral bank facilities	7.8	—	0.7	8.5	10.4	—	1.3	11.7

Total Global
Automotive Finance operations	29.9	1.0	7.7	38.6	39.9	0.7	15.6	56.2

Mortgage operations
Repurchase agreements	—	—	0.2	0.2	0.4	—	1.3	1.7
Facilities for
Construction-lending receivables	—	—	—	—	0.5	—	—	0.5
Mortgage servicing rights	0.8	—	0.2	1.0	0.5	—	0.9	1.4
Servicer advances	0.7	—	—	0.7	0.7	—	—	0.7
International mortgage loans	0.3	—	—	0.3	0.8	—	—	0.8
Other	0.2	—	—	0.2	0.2	—	0.1	0.3

Total Mortgage operations	2.0	—	0.4	2.4	3.1	—	2.3	5.4

Other
Commercial Finance Group	0.3	—	0.2	0.5	1.9	—	0.9	2.8

Total	$32.2	$1.0	$8.3	$41.5	$44.9	$0.7	$18.8	$64.4

Whole-loan flow agreements	$—	$—	$12.3	$12.3	$—	$—	$17.8	$17.8

Total commitments	$32.2	$1.0	$20.6	$53.8	$44.9	$0.7	$36.6	$82.2

(a)	Funding is generally available upon request as excess collateral resides in certain facilities.
(b)	Funding is generally available to the extent incremental collateral is available and contributed to the facilities.
(c)	Potential capacity at December 31, 2008, included undrawn credit commitments that served as backup liquidity to support our asset-backed commercial paper program (NCAT). There was $9.0 billion of potential capacity that was supporting $8.0 billion of outstanding NCAT commercial paper as of December 31, 2008. The NCAT commercial paper outstanding was not included on our Condensed Consolidated Balance Sheets.

Automotive syndicated facilities — These are facilities that include 10 or more banks in the syndicate group. The primary syndicated facilities include the following:

•

NCAT and TACN — New Center Asset Trust (NCAT) is a special-purpose entity that we administer to fund assets as part of our securitization funding programs. The purpose of this entity had been to fund assets primarily through the issuance of asset-backed commercial paper. Credit commitments from banks served as backup liquidity to support the outstanding commercial paper.

In 2008, we added a feature to this program that allowed us to transfer NCAT credit commitments to another secured facility, Total Asset Collateralized Notes LLC (TACN), which is bank funded. As of September 30, 2009, there was $330 million outstanding under TACN.

In January 2009, an orderly wind-down of NCAT’s operations began and NCAT could no longer purchase additional asset-backed securities or increase the principal amount of any revolving asset-backed securities it already owned. The backup credit commitments subsequently expired in June 2009, but the lenders remain obligated to fund the remaining underlying asset-backed securities as they amortize. As of September 30, 2009, there was $3.3 billion outstanding under NCAT.

•

Secured Revolving Credit Facility — This $11.4 billion facility is secured by U.S. and Canadian automotive finance assets, and the borrowers under the facility are structured as bankruptcy-remote special-purpose entities. Capacity under this facility declines to $7.9 billion in June 2010 and ultimately matures in June 2011.

This facility includes a leverage ratio covenant that requires our reporting segments, excluding our Mortgage operations reporting segment, to have a ratio of consolidated borrowed funds to consolidated net worth not to exceed 11.0:1. For purposes of this calculation, the numerator is our total debt on a consolidated basis (excluding obligations of bankruptcy-remote special-purpose entities) less the total debt of our Mortgage operations reporting segment on our Condensed Consolidated Balance Sheet (excluding obligations of bankruptcy-remote special-purpose entities). The denominator is our consolidated net worth less our Mortgage operations consolidated net worth and certain extensions of credit from us to our Mortgage operations. As of September 30, 2009, the leverage ratio was 2.0:1. The following table summarizes the calculation of the leverage ratio covenant.

September 30, 2009 ($ in millions)	GMAC	Less: Mortgage operations	Adjusted leverage metrics
Consolidated borrowed funds
Total debt	$102,041	$24,014	$ 78,027
Less:
Obligations of bankruptcy-remote SPEs	(39,713)	(3,530)	(36,183)
Intersegment eliminations	—	(2,537)	2,537

Consolidated borrowed funds used for leverage ratio	$62,328	$17,947	$ 44,381

Consolidated net worth
Total equity	$24,941	$ 2,293	$ 22,648
Less:
Intersegment credit extensions	(161)	—	(161)

Consolidated net worth used for leverage ratio	$24,780	$ 2,293	$ 22,487

Leverage ratio (a)			2.0

(a)	We remain subject to a leverage ratio as calculated prior to the formation of the June 2008 secured revolving credit facility but on significantly reduced debt balances relative to prior periods. As of September 30, 2009, the leverage ratio as calculated based on that methodology was 2.5:1.

•

Variable Note funding facility — This facility is available to fund U.S. dealer floorplan receivables. At the start of 2009, this facility had two separate maturity dates with $3.0 billion that came due in March 2009 and another $3.0 billion coming due in March 2010. The $3.0 billion facility matured in March 2009 was not renewed. The $3.0 billion facility maturing in March 2010 remains accessible.

Automotive bilateral/multilateral bank facilities (North American and International operations) — These are primarily private securitization facilities that permanently fund a specific pool of assets. Some of the facilities have revolving commitments and allow for the funding of additional assets during the commitment period. Internationally, there are also secured bank lines that provided $1.5 billion of total capacity at September 30, 2009.

Facility for mortgage servicing rights — As of September 30, 2009, we had a committed facility of $1.0 billion through which eligible mortgage servicing rights could be funded. In the second quarter of 2009, an additional $200 million of capacity was made available to fund eligible mortgage servicing rights, but this capacity is on an uncommitted basis. This facility is scheduled to mature in May 2010.

Facility for mortgage servicer advances — As of September 30, 2009, we had a $700 million facility to fund mortgage servicer advances.

Facilities for international mortgage loans — International facilities to fund mortgage loans prior to their sale or securitization include liquidity commitments to fund loans in the United Kingdom and the Netherlands.

Automotive whole-loan forward flow agreements — These represent commitments from counterparties to purchase U.S. automotive retail assets. One of our long-term strategic financing agreements includes a commitment from a financial institution to purchase up to $10.0 billion of U.S. retail automotive finance contracts every year through June 2010. There is $8.5 billion of capacity under this funding arrangement as of September 30, 2009. Our other long-term strategic financing agreement provides funding of up to $3.8 billion through October 2010.

Uncommitted Unsecured Funding Facilities

Global Automotive Finance lines of credit — Our International operations utilize credit lines from local banks and local branches of multinational financial institutions. The lines generally have a documented credit limit to establish total capacity, but lenders are not obligated to fulfill loan requests if there is unutilized capacity. Also, lenders are not obligated to renew outstanding loans when they mature. The outstanding loans under these credit lines tend to be short-term in nature; therefore, they are renewed throughout the year. A parent guarantee from GMAC Inc. typically supports these credit lines. As of September 30, 2009, our nonconsolidated Chinese affiliate (GMAC-SAIC Automotive Finance Company Limited) also had $1.6 billion of bank line capacity and $1.3 billion outstanding.

Uncommitted Secured Funding Facilities

Federal Reserve Bank advances — The Discount Window is the primary credit facility under which the Federal Reserve extends collateralized loans to depository institutions at terms from overnight up to ninety days. The TAF program auctions a pre-announced quantity of collateralized credit starting with a minimum bid for term funds of 28- or 84-day maturity. At September 30, 2009, Ally Bank had pledged collateral in an amount sufficient to generate total capacity of $6.1 billion of which $4.0 billion was outstanding and $2.1 billion was unused capacity. Use of the proceeds from these Federal Reserve programs is not limited to the financing of automobile assets and is available to Ally Bank for general corporate purposes.

FHLB advances — Ally Bank has an advance agreement with the Federal Home Loan Bank of Pittsburgh (FHLB). Ally Bank had assets pledged and restricted as collateral totaling $12.4 billion and $16.0 billion as of September 30, 2009, and December 31, 2008, respectively. In addition, under the agreement, the FHLB has a blanket lien on certain Ally Bank assets. This blanket lien provides additional security to the FHLB, but the FHLB may allow Ally Bank to encumber elsewhere any assets not needed to collateralize existing FHLB advances.

Cash Flows

Net cash provided by operating activities was $2.0 billion for the nine months ended September 30, 2009, compared to $10.3 billion for the same period in 2008. The decrease in net cash provided by operating activities resulted primarily from a shift in net cash flows associated with the origination and purchase of certain mortgage and automotive loans held-for-sale and the cash proceeds from the sales of and principal repayments of such loans. During the nine months ended September 30, 2009, the net cash outflow from originations and purchases of new mortgage and automotive loans held-for-sale exceeded cash inflows from repayments and sales by $5.4 billion. This was due largely to an increase in mortgage refinancing activity in response to actions taken by the Federal Reserve to cut interest rates during the last nine months of 2008. This corresponds to a net cash inflow of $5.7 billion during the nine months ended September 30, 2008, during which cash inflows from repayments and sales outpaced cash outflows for new loans due to our hindered ability to originate and sell mortgage loans at previous historical volumes, as a result of disruptions in the U.S. housing market and certain foreign mortgage and capital markets.

Net cash provided by investing activities was $8.7 billion for the nine months ended September 30, 2009, compared to cash provided of $3.5 billion for the same period in 2008. Considering the impact of sales activity, net cash flows associated with finance receivables and loans increased $7.9 billion during the nine months ended September 30, 2009, compared to the same period in 2008. Cash flows related to operating lease activities also increased $8.7 billion during the nine months ended September 30, 2009, compared to the same period in 2008. Repayments of existing operating leases exceeded purchases of new leases as a result of a strategic decision late in the third quarter of 2008 to significantly curtail new lease originations. These increases were partially offset by an increase in cash used to purchase available-for-sale investment securities, net of proceeds from sales and maturities, of $12.2 billion during the nine months ended September 30, 2009, compared to the same period in 2008.

Net cash used in financing activities for the nine months ended September 30, 2009, totaled $11.0 billion, compared to $18.2 billion for the same period in 2008. The increase was primarily due to an increase in the repayment of long-term debt of approximately $6.8 billion compared to the same period in 2008. Included in repayment of long-term debt during the nine months ended September 30, 2009, was approximately $0.5 billion of cash outflows to repurchase certain outstanding debt in a private repurchase transaction. Proceeds from the issuance of long-term debt decreased $13.5 billion during the nine months ended September 30, 2009, compared to the same period in 2008, reflecting lower required funding levels associated with declining asset balances. These decreases in cash were partially offset by a $7.5 billion increase in cash associated with the issuance of new preferred equity shares to the U.S. Department of Treasury and $1.2 billion from the issuance of new common equity.

Regulatory Capital

Refer to Note 12 to the Notes of the Condensed Consolidated Financial Statements.

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

Rating agency	Commercial paper	Senior debt	Outlook	Date of last action
Fitch	C	D	Watch-Positive	January 8, 2009 (a)
Moody’s	Not-Prime	C	Stable	November 20, 2008 (b)
S&P	C	CC	Developing	May 26, 2009 (c)
DBRS	R-5	C	Review-Negative	November 21, 2008 (d)

(a)	Fitch affirmed ResCap’s senior debt rating of D, affirmed the commercial paper rating of C, and changed the outlook to Watch-Positive on January 8, 2009.
(b)	Moody’s downgraded ResCap’s senior debt rating to C from Ca, affirmed the commercial paper rating of Not-Prime, and changed the outlook to Stable on November 20, 2008.
(c)	Standard & Poor’s affirmed ResCap’s senior debt rating of CC, affirmed the commercial paper rating of C, and changed the outlook to Developing on May 26, 2009.
(d)	DBRS affirmed ResCap’s senior debt rating of C, affirmed the commercial paper rating of R-5, and changed the outlook to Review-Negative on November 21, 2008.

Off-balance Sheet Arrangements

We use off-balance sheet entities as part of our operating and funding activities. The arrangements include the use of qualifying special-purpose entities (QSPEs) and variable interest entities (VIEs) for securitization transactions, mortgage warehouse facilities, and other funding programs. The majority of our off-balance sheet arrangements consist of securitization structures that we believe to be similar to those used by many other financial service companies.

The following table summarizes assets carried off-balance sheet in these entities.

($ in billions)	September 30, 2009	December 31, 2008
Retail finance receivables	$8.9	$13.3
Wholesale loans	—	12.5
Mortgage loans (a)	109.0	126.2

Total off-balance sheet activities	$117.9	$152.0

(a)	Excludes $1.8 billion and $1.6 billion of loans held by securitization trusts as of September 30, 2009, and December 31, 2008, respectively, that we have the option to repurchase.

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

There have been no significant changes in the methodologies and processes used in developing these estimates from what was described in our 2008 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q or the quarter ended June 30, 2009.

Fair Value of Financial Instruments

We follow the fair value hierarchy set forth in Note 16 to the Condensed Consolidated Financial Statements to prioritize the data used to measure fair value. We review and modify, as necessary, our fair value hierarchy classifications on a quarterly basis. As such, there may be reclassifications between hierarchy levels.

At September 30, 2009, approximately 18% of total assets, or $31.5 billion, consisted of financial instruments recorded at fair value. Approximately 32% of the assets reported at fair value were valued using Level 3 inputs. At September 30, 2009, approximately 2% of total liabilities, or $3.5 billion, consisted of financial instruments recorded at fair value. Approximately 55% of the liabilities reported at fair value were valued using Level 3 inputs. See Note 16 to the Condensed Consolidated Financial Statements for descriptions of valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models, and significant assumptions utilized.

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

As of September 30, 2009, our Level 3 assets declined 42%, or $7.2 billion, and our Level 3 liabilities declined 41%, or $1.3 billion, compared to December 31, 2008. Despite positive mortgage servicing valuations, Level 3 assets declined primarily due to fewer nonrecurring fair value measurements (specifically loans held-for-sale and impairments on our investment in operating leases) and less favorable hedge performance primarily due to changes in the spreads between our servicing assets and the derivative instruments we use to manage interest rate risk associated with those assets. Our ability to hedge interest rate risk and foreign currency risk was restricted in the latter half of 2008 and during the nine months ended September 30, 2009, by the limited availability of willing counterparties to enter into forward arrangements. The decline in Level 3 assets was also attributable to declines in the fair value of investment securities and interests retained in securitization trusts. Finally, the decline in Level 3 assets was also attributable to settlements of consumer finance receivables and loans, net of unearned income, which we elected to measure at fair value under the fair value option election. As the value of these assets declined, the value of the related on-balance sheet securitization debt also declined. We elected to measure the on-balance sheet securitization debt at fair value under fair value option election. The decline in the fair value of the on-balance sheet securitization debt and derivative liabilities caused the Level 3 liabilities to decline as of September 30, 2009, compared to December 31, 2008.

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

While these statements represent our current judgment on what the future may hold and we believe these judgments are reasonable, these statements are not guarantees of any events or financial results, and GMAC’s and Residential Capital, LLC’s (ResCap) actual results may differ materially due to numerous important factors that are described in the most recent reports on SEC Forms 10-K and 10-Q for GMAC and ResCap, each of which may be revised or supplemented in subsequent reports on SEC Forms 10-Q and 8-K. Such factors include, among others, the following: our inability to successfully accommodate the additional risk exposure relating to providing wholesale and retail financing to Chrysler dealers and customers and the resulting impact to our financial stability; uncertainty regarding GM’s and Chrysler’s recent emergence from bankruptcy protection; uncertainty related to the new financing arrangement between GMAC and Chrysler; securing low cost funding for GMAC and ResCap and maintaining the mutually beneficial relationship between GMAC, GM, and Chrysler; our ability to maintain an appropriate level of debt and capital; the profitability and financial condition of GM and Chrysler; our ability to realize the anticipated benefits associated with our recent conversion to a bank holding company and the increased regulation and restrictions that we are subject to; continued challenges in the residential mortgage and capital markets; continued deterioration in the residual value of off-lease vehicles; the continuing negative impact on ResCap of the decline in the U.S. housing market; changes in U.S. government-sponsored mortgage programs or disruptions in the markets in which our mortgage subsidiaries operate; disruptions in the market in which we fund GMAC’s and ResCap’s operations with resulting negative impact on our liquidity; changes in our accounting assumptions that may be required by or result from changes in accounting rules or their application that could result in an impact on earnings; changes in the credit ratings of ResCap, GMAC, GM, or Chrysler; changes in economic conditions, currency exchange rates, or political stability in the markets in which we operate; and changes in the existing or the adoption of new laws, regulations, policies, or other activities of governments, agencies, and similar organizations. Investors are cautioned not to place undue reliance on forward-looking statements. GMAC undertakes no obligation to update publicly or otherwise revise any forward-looking statements whether as a result of new information, future events, or other such factors that affect the subject of these statements, except where expressly required by law.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our automotive financing, mortgage, and insurance activities give rise to market risk, representing the potential loss in the fair value of assets or liabilities caused by movements in market variables, such as interest rates, foreign-exchange rates, and equity prices. We are primarily exposed to interest rate risk arising from changes in interest rates related to financing, investing, and cash management activities. More specifically, we have entered into contracts to provide financing, to retain mortgage servicing rights, and to retain various assets related to securitization activities all of which are exposed in varying degrees to changes in value due to movements in interest rates. Interest rate risk arises from the mismatch between assets and the related liabilities used for funding. We enter into various financial instruments, including derivatives, to maintain the desired level of exposure to the risk of interest rate fluctuations. Refer to Note 13 to the Condensed Consolidated Financial Statements for further information.

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

While the diversity of activities from our complementary lines of business may partially mitigate market risk, we also actively manage this risk. We maintain risk management control systems to monitor interest rate, foreign-currency exchange rate, equity price risks, and any of their related hedge positions. Positions are monitored using analytical techniques such as market value and sensitivity analysis.

Since December 31, 2008, there have been no material changes in these market risks. Refer to our Annual Report on Form 10-K for the year ended December 31, 2008, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, filed with the Securities and Exchange Commission, for further discussion on value at risk and sensitivity analysis.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), designed to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized, and reported within the specified time periods. As of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures. Based on our evaluation, GMAC’s Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures were effective as of September 30, 2009.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In previous filings, we reported on procedural developments in the various class action complaints that were consolidated into and renamed by the court as In re General Motors Corporation Securities and Derivative Litigation pending in the United States District Court for the Eastern District of Michigan. The parties reached an agreement to settle this litigation in July 2008 that required GM to pay $277 million. The settlement was approved by the District Court in January 2009, and an objector filed a Notice of Appeal with the 6th Circuit U.S. Court of Appeals on January 30, 2009. The appeal was voluntarily dismissed on March 16, 2009. The case is now closed.

Item 1A. Risk Factors

Other than with respect to the risk factors provided below, there have been no material changes to the Risk Factors described in our 2008 Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2009, and June 30, 2009.

Risks Related to Our Business

ResCap has significant near-term liquidity issues. There is a significant risk that ResCap will not be able to meet its debt service obligations and other funding obligations in the near term.

ResCap expects continued liquidity pressures for the remainder of 2009 and into 2010. ResCap is highly leveraged relative to its cash flow. As of September 30, 2009, ResCap’s unrestricted liquidity (cash readily available to cover operating demands from across its business operations) totaled $0.4 billion.

ResCap expects that additional and continuing liquidity pressure, which is difficult to forecast with precision, will result from the obligation of its subsidiaries to advance delinquent principal, interest, property taxes, casualty insurance premiums, and certain other amounts with respect to mortgage loans ResCap services that become delinquent. Recent increases in delinquencies with respect to ResCap’s servicing portfolio has increased the overall level of such advances as well as extending the time over which ResCap expects to recover such amounts under the terms of its servicing contracts. ResCap also must find alternate funding sources for assets that must periodically be withdrawn from some of its financing facilities as maximum funding periods for those assets expire. In addition, in connection with the recent restructuring of ResCap’s credit facilities, ResCap became subject to requirements to maintain minimum consolidated tangible net worth and consolidated liquidity balances in order to continue its access to those facilities. ResCap will attempt to meet these and other liquidity and capital demands through a combination of operating cash and additional asset sales. The sufficiency of these sources of additional liquidity cannot be assured, and any asset sales, even if they raise sufficient cash to meet ResCap’s liquidity needs, may result in losses that negatively affect our overall profitability and financial condition.

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

Refer to our Form 8-K filed with the Securities and Exchange Commission on October 16, 2009.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed on the accompanying Index of Exhibits are filed as a part of this report. This Index is incorporated herein by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 10th day of November 2009.

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