Form 10-K
period 2009-12-31
GMAC INC.
filed 2010-03-01
CIK 40729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§ 229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Aggregate market value of voting and nonvoting common equity held by nonaffiliates: GMAC Inc. common equity is not registered with the Securities and Exchange Commission and there is no ascertainable market value for such common equity.

At February 25, the number of shares outstanding of the Registrant’s common stock was 799,120 shares.

Documents incorporated by reference. None.

INDEX

GMAC Inc. • Form 10-K

Part I

GMAC Inc. • Form 10-K

Item	1. Business

General

GMAC Inc. was founded in 1919 as a wholly owned subsidiary of General Motors Corporation (currently General Motors LLC or GM). We are a leading, independent, globally diversified, financial services firm with $172 billion in assets and operations in approximately 40 countries. On December 24, 2008, the Board of Governors of the Federal Reserve System approved our application to become a bank holding company under the Bank Holding Company Act of 1956, as amended (the BHC Act). Our banking subsidiary is Ally Bank, which is an indirect wholly owned subsidiary of GMAC Inc. The terms “GMAC,” “the Company,” “we,” “our,” and “us” refer to GMAC Inc. and its subsidiaries as a consolidated entity, except where it is clear that the terms means only GMAC Inc.

Our Business

Global Automotive Services and Mortgage are our primary lines of business. The following table reflects the primary products and services offered by the continuing operations of each of our lines of business.

GMAC Inc. • Form 10-K

Global Automotive Services

Our Global Automotive Services operations offer a wide range of financial services and insurance products to retail automotive consumers, automotive dealerships, and other commercial businesses. Our automotive finance services include purchasing retail installment sales contracts and leases, offering term loans to dealers, financing dealer floorplans and other lines of credit to dealers, fleet leasing, and vehicle remarketing services. We also offer vehicle service contracts and selected commercial insurance coverages in the United States and internationally. We are a leading provider of vehicle service contracts with mechanical breakdown and maintenance coverages, and we provide commercial insurance primarily covering dealers’ wholesale vehicle inventory.

Historically, our Global Automotive Services operations have concentrated on GM-franchised dealers and their customers. On November 30, 2006, in connection with the sale by GM of a 51% interest in GMAC, GM and GMAC entered into an agreement that, subject to certain conditions and limitations, whenever GM offers vehicle financing and leasing incentives to customers, it would do so exclusively through GMAC. In connection with the approval of GMAC’s application to become a bank holding company, GM and GMAC modified this agreement on December 29, 2008. As a result of these modifications: (1) through December 29, 2010, GM can offer retail financing incentive programs through a third-party financing source under certain specified circumstances, and in some cases subject to the limitation that pricing offered by the third party meets certain restrictions, and after December 29, 2010, GM can offer any incentive programs on a graduated basis through third parties on a nonexclusive, side-by-side basis with GMAC, provided that the pricing of the third parties meets certain requirements; (2) GMAC will have no obligation to provide operating lease financing products; and (3) GMAC will have no targets against which it could be assessed penalties. The modified agreement will expire on December 24, 2013. A primary objective of the agreement continues to be supporting distribution and marketing of GM products.

On April 30, 2009, we entered into an agreement with Chrysler LLC (Chrysler) to provide automotive financing products and services to Chrysler dealers and customers. We are Chrysler’s preferred provider of new wholesale financing for dealer inventory in the United States, Canada, and Mexico, along with other international markets upon the mutual agreement of the parties. We will provide dealer financing and services and retail financing to Chrysler dealers and customers as we deem appropriate according to our credit policies and in our sole discretion. Chrysler is obligated to provide us with certain exclusivity privileges including the use of GMAC for designated minimum threshold percentages of certain of Chrysler’s retail financing subvention programs. The agreement extends through April 30, 2013, with automatic one-year renewals unless either we or Chrysler provides sufficient notice of nonrenewal.

Automotive Finance

We provide automotive financing services to consumers and to automotive dealers and other businesses. To fund these lending activities, we have recently relied primarily on bank deposit funding at Ally Bank, asset securitizations, whole-loan sales through our forward flow agreements, and debt offerings.

For consumers, we offer retail automotive financing and leasing for new and used vehicles. In the United States, retail financing for the purchase of vehicles takes the form of installment sale financing. When we refer to consumer automotive loans in this document, we are including retail installment sales financing unless the context suggests otherwise. During 2009, we originated a total of 1.1 million automotive loans and leases totaling approximately $25.7 billion. We provided financing for 20% of GM’s global retail sales. For additional information about our relationship and business transactions with GM, refer to Note 25 to the Consolidated Financial Statements and Item 13. Certain Relationships and Related Transactions, and Director Independence.

Our consumer automotive financing operations generate revenue through finance charges or lease payments and fees paid by customers on the retail contracts and leases. We also recognize a gain or loss on the remarketing of the vehicles financed through lease contracts. When the lease contract is originated, we estimate the residual value of the leased vehicle at lease termination stated as a percentage of the manufacturer’s suggested retail price. At lease termination, our actual sales proceeds from remarketing the vehicle may be higher or lower than the estimate, which is revised over time.

GM or Chrysler may elect as a marketing incentive to sponsor special financing programs for retail sales of their respective vehicles. The manufacturer can lower the financing rate paid by the customer on either a retail contract or a lease by paying us the present value of the difference between the customer rate and our standard market rates at contract inception. These marketing incentives are referred to as rate support or subvention. GM may also from time to time offer lease pull-ahead programs, which encourage consumers to terminate leases early if they acquire a new GM vehicle. As part of these

GMAC Inc. • Form 10-K

programs, we waive all or a portion of the customer’s remaining payment obligation. In most cases, GM compensates us for a portion of the foregone revenue from those waived payments and our remarketing sale proceeds are typically higher than otherwise would be realized if the vehicle had been remarketed at lease contract maturity. Historically, the manufacturer elected to lower a customer’s lease payments through a residual support incentive program; in these instances, the manufacturer and we agreed to increase the projected value of the vehicle at the time the lease contract was signed, and the manufacturer reimbursed us if the remarketing sales proceeds were less than the adjusted residual value. We currently do not have any residual support incentive programs on leases originated in 2009 with any manufacturers.

Our commercial automotive financing operations fund dealer purchases of new and used vehicles through wholesale or floorplan financing. Additional commercial offerings include automotive dealer term loans, revolving lines of credit, and dealer fleet financing. During 2009, we financed 4.1 million vehicles through wholesale or floorplan financings. We financed 78% of GM’s sales during 2009.

Wholesale automotive financing represents the largest portion of our commercial automotive financing business. We extend lines of credit to individual dealers. In general, each wholesale credit line is secured by all the vehicles financed and, in some instances, by other assets owned by the dealer or by a personal guarantee. The amount we advance to dealers is equal to 100% of the wholesale invoice price of new vehicles. Interest on wholesale automotive financing is generally payable monthly and is usually indexed to a floating rate benchmark. The rate for a particular dealer is based on the dealer’s creditworthiness and eligibility for various incentive programs, among other factors.

Insurance

Our Insurance operations offer both consumer and commercial insurance products sold primarily through the dealer channel. We provide vehicle extended service contracts and underwrite selected commercial insurance coverages in the United States and internationally (primarily covering dealers’ wholesale vehicle inventory) as well as personal automobile insurance in certain countries outside the United States. We sell vehicle extended service contracts with mechanical breakdown and maintenance coverages.

Our vehicle extended service contracts for retail customers offer owners and lessees mechanical repair protection and roadside assistance for new and used vehicles beyond the manufacturer’s new vehicle warranty. These extended service contracts are marketed to the public through automotive dealerships and on a direct response basis in the United States and Canada. The extended service contracts cover virtually all vehicle makes and models. We also offer guaranteed asset protection (GAP) products, which allow the recovery of a specified economic loss beyond the covered vehicle’s value in the event the vehicle is damaged and declared a total loss. Our U.K.-based Car Care Plan subsidiary provides automotive extended service contracts and GAP products in Europe and Latin America.

Wholesale vehicle inventory insurance for dealers provides physical damage protection for dealers’ floorplan vehicles. Dealers are generally required to maintain this insurance by their floorplan finance provider. We offer vehicle inventory insurance in the United States to virtually all new car franchised dealerships. Through our international operations, we reinsure dealer vehicle inventory and other lines of insurance in Europe, Latin America, and Asia Pacific. International operations also manage a fee-focused insurance program through which commissions are earned from third-party insurers offering insurance products primarily to GMAC customers worldwide.

Our ABA Seguros subsidiary provides personal automobile insurance and certain commercial insurance in Mexico. We also provide personal automobile insurance in Canada. In addition, there are brokerage, agency, and consultancy operations in the United States and internationally.

A significant aspect of our Insurance operations is the investment of proceeds from premiums and other revenue sources. We will use these investments to satisfy our obligations related to future claims at the time these claims are settled. Our Insurance operations have an Investment Committee, which develops guidelines and strategies for these investments. The guidelines established by this committee reflect our risk tolerance, liquidity requirements, regulatory requirements, and rating agency considerations, among other factors.

Mortgage

Our continuing Mortgage operations are focused primarily on the residential real estate market in the United States and Canada. We engage in the origination, purchase, servicing, sale, and securitization of consumer (i.e., residential) mortgage

GMAC Inc. • Form 10-K

loans and mortgage-related products. Mortgage operations include the Residential Capital, LLC (ResCap) legal entity, the mortgage operations of Ally Bank in the United States, and the mortgage operations of ResMor Trust in Canada.

The principal activities of our domestic residential finance business include originating, purchasing, selling, and securitizing residential mortgage loans; servicing residential mortgage loans for ourselves and others; and providing collateralized lines of credit to other mortgage originators, which we refer to as warehouse lending. During 2009, we originated or purchased 311,917 mortgage loans totaling approximately $66.1 billion. In response to market conditions, our Mortgage operations have substantially eliminated production of loans that do not conform to the underwriting guidelines of Fannie Mae, Freddie Mac, and Ginnie Mae in the United States. We are the sixth largest producer and fifth largest servicer of residential mortgage loans in the United States (as ranked by Inside Mortgage Finance).

The Mortgage operations’ international residential finance business includes substantially all mortgage activities outside of the United States. Due to market conditions and our decision to reduce our exposure internationally and classify certain operations as discontinued, mortgage loan production in the foreign markets in which we operate has been suspended with the exception of insured mortgages in Canada.

The Mortgage operations also historically provided financing and equity capital to residential land developers and homebuilders through its domestic capital platform. These activities have been curtailed and are being managed to maximize our return.

We sell most of the mortgage loans we originate or purchase. In 2009, we sold $63.0 billion in mortgage loans. We typically sell prime conforming mortgage loans in sales that take the form of securitizations guaranteed by Fannie Mae or Freddie Mac, and typically sell government mortgage loans in securitizations guaranteed by Ginnie Mae. In 2009, we sold $54.8 billion of mortgage loans to government-sponsored enterprises, or 87.0% of the total loans sold, $6.9 billion to other investors through whole-loan sales, and $1.3 billion in nonagency securitizations (also referred to as private label securitizations).

Our sale and agency securitization activities include developing asset sale or retention strategies, conducting pricing and hedging activities, and coordinating the execution of whole-loan sales and securitizations.

On December 31, 2009, we announced that due to our ongoing strategic review of how to best deploy GMAC’s current and future liquidity, we decided to pursue strategic alternatives with respect to ResCap and committed to a plan involving a series of specific actions related to management’s intent to sell certain ResCap related assets and businesses. These actions resulted in the reclassification of certain international and domestic mortgage-related assets and businesses of ResCap from held-for-investment to held-for-sale, which included ResCap’s United Kingdom operations, continental Europe operations, and certain domestic assets. In order to maximize value, we will consider a variety of options including one or more sales, spin-offs, or other potential transactions. The timing and form of execution of any such transaction will depend on market conditions. We believe these transactions should minimize the impact of any significant future losses related to ResCap’s legacy mortgage business and position us to explore strategic alternatives for ResCap.

Corporate and Other

Our Commercial Finance Group is included within Corporate and Other. Our Commercial Finance Group provides asset-based lending, factoring and structured finance products to small and medium sized businesses primarily in the United States.

Industry and Competition

The financial services industry is highly competitive. We compete with other financial services providers including captive automotive finance companies, banks, savings and loan associations, credit unions, finance companies, mortgage banking companies, and insurance companies. Many of these competitors benefit from lower cost structures and frequently have fewer regulatory constraints.

In 2008 and 2009, the credit and capital markets were severely disrupted. This market dislocation significantly reduced overall liquidity in the consumer finance industry from many sources including the automotive and mortgage asset-backed securitization markets, the commercial paper market, and the long-term unsecured credit market. While these developments adversely impacted us and many of our competitors, many of these same competitors historically had been able to access capital at a lower cost than us. As a result of our conversion to a bank holding company, we have increased our use of deposits, which are becoming one of our largest sources of funding and the key source of funding at Ally Bank. We compete with other deposit-taking institutions such as banks, thrifts, and credit unions for deposits.

GMAC Inc. • Form 10-K

The automotive and housing markets were disrupted as well. New vehicle demand decreased, which in turn caused automotive loan and lease production to contract across the industry. This intensified competition among automotive finance providers. At the same time, the turmoil in the housing and real estate finance markets undermined the financial performance of many participants in the mortgage industry.

During 2009, the insurance marketplace experienced an increase in the frequency of claims due to increased miles driven as a result of lower fuel prices in comparison with 2008. High unemployment also contributed to an increase in instances of insurance fraud. Published reports have suggested that these factors have negatively affected claim loss costs for the majority of industry participants compared to 2008.

There has been significant consolidation within the financial services industry recently. Continued consolidation may adversely impact our competitive position in several respects, including increased pressure on pricing, a reduction in our market share, and the creation of stronger competitors with greater resources, larger market position, or a lower cost structure.

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

Bank Holding Company Status

On December 24, 2008, and in connection with the conversion of GMAC Bank (currently, Ally Bank) from a Utah-chartered industrial bank into a Utah-chartered commercial nonmember bank, GMAC Inc. and IB Finance Holding Company, LLC (IB Finance) were each approved as bank holding companies under the BHC Act. IB Finance is the direct holding company for GMAC’s FDIC-insured depository institution, Ally Bank. As a result, we are subject to the supervision and examination of the Board of Governors of the Federal Reserve System (the FRB). As a bank holding company, GMAC is mandated to comply with various reporting requirements by the FRB and is subject to examination. GMAC must also comply with regulatory risk-based and leverage capital requirements, as well as various safety and soundness standards imposed by the FRB, and is subject to certain statutory restrictions concerning the types of assets or securities it may own and the activities in which it may engage. The FRB has the authority to issue orders to bank holding companies to cease and desist from unsafe or unsound banking practices and from violations of laws, rules, regulations, or conditions imposed in writing by the FRB. The FRB is also empowered to assess civil money penalties against institutions or individuals who violate any laws, regulations, orders, or written agreements with the FRB; to order termination of certain activities of nonbanking subsidiaries of bank holding companies; and to order termination of ownership and control of a nonbanking subsidiary by a bank holding company. In addition, as a bank that is not a member of the Federal Reserve System, Ally Bank is subject to regulation and examination primarily by the Federal Deposit Insurance Corporation (FDIC) and the Utah Department of Financial Institutions. GMAC’s nonbank subsidiaries generally are subject to regulation by their functional regulators including the applicable state insurance regulatory agencies in the case of our insurance subsidiaries, and the Securities and Exchange Commission (SEC), the Financial Industry Regulatory Authority, and/or state securities regulators in the case of our securities subsidiaries, as well as by the FRB and our foreign subsidiaries are subject to regulation by applicable foreign regulatory agencies.

•

Permitted Activities — As a bank holding company, subject to certain exceptions, we are not permitted to acquire more than 5% of any class of voting shares of any nonaffiliated FDIC-insured depository institution or more than 25% of any other company without first obtaining FRB approval. Furthermore, the activities of GMAC are generally limited to banking or to managing or controlling banks or other companies engaged in activities deemed closely related to banking or otherwise permissible under the Bank Holding Company Act. Likewise, GMAC generally may not hold more than 5% of any class of voting shares of any company unless that company’s activities conform with the above requirements. As a recent bank holding company, however, we are permitted a two-year grace period to bring our activities into conformity with these restrictions (we may apply to the FRB for three one-year extensions). This initial grace period expires in December 2010 (unless extended by the FRB), and absent an extension, certain of GMAC’s existing activities deemed impermissible under the Bank Holding Company Act must be terminated or disposed of within these timeframes. For further information, refer to Item 1A., Risk Factors.

GMAC Inc. • Form 10-K

•

Gramm-Leach-Bliley Act of 1999 — The enactment of the Gramm-Leach-Bliley Act of 1999 (GLB Act) eliminated large parts of a regulatory framework that had its origins in the Depression era of the 1930s. Effective with its enactment, new opportunities became available for banks, other depository institutions, insurance companies, and securities firms to enter into combinations that permit a single financial services organization to offer customers a more comprehensive array of financial products and services. To further this goal, the GLB Act amended the BHC Act by providing a new regulatory framework applicable to “financial holding companies,” which are bank holding companies that meet certain qualifications and elect to become financial holding companies. The FRB regulates, supervises, and examines financial holding companies, as it does all bank holding companies. However, insurance and securities activities conducted by a financial holding company or its nonbank subsidiaries are regulated primarily by functional regulators. As a bank holding company, we are eligible to convert to a financial holding company subject to satisfying certain regulatory requirements applicable to us and to Ally Bank (and any depository institution subsidiary that we may acquire in the future). As a financial holding company, GMAC would then be permitted to engage in a broader range of financial and related activities than those that are permissible for bank holding companies, in particular, securities, insurance, and merchant banking activities.

•

Capital Adequacy Requirements — GMAC and Ally Bank are subject to various guidelines as established under FRB and FDIC regulations. Refer to Note 20 to the Consolidated Financial Statements for additional information.

•

Limitations on Bank Holding Company Dividends and Capital Distributions — Utah law (and, in certain instances, federal law) places restrictions and limitations on the amount of dividends or other distributions payable by our banking subsidiary, Ally Bank, to GMAC. With respect to dividends payable by GMAC to its shareholders, it is the policy of the FRB that bank holding companies should pay cash dividends on common stock only out of current operating earnings and only if prospective earnings retention is consistent with the organization’s expected future needs and financial conditions. The federal bank regulatory agencies are also authorized to prohibit a banking subsidiary or bank holding company from engaging in unsafe or unsound banking practices and, depending upon the circumstances, could find that paying a dividend or making a capital distribution would constitute an unsafe or unsound banking practice.

•

Transactions with Affiliates — Certain transactions between Ally Bank and any of its nonbank “affiliates” are subject to federal statutory and regulatory restrictions. Pursuant to these restrictions, unless otherwise exempted, any “covered transaction” between Ally Bank and its nonbank affiliates (1) generally is limited to 10% of Ally Bank’s capital stock and surplus with an aggregate limit of 20% of Ally Bank’s capital stock and surplus for all such transactions; (2) in the case of certain credit transactions, is subject to stringent collateralization requirements; (3) in the case of an asset purchase by Ally Bank, may not involve the purchase of any asset deemed to be a “low quality asset” under federal banking guidelines; and (4) must be conducted in accordance with safe and sound banking practices (collectively, the Affiliate Transaction Restrictions). Furthermore, there is an “attribution rule” that provides that a transaction between Ally Bank and a third party will be treated as a transaction between Ally Bank and an affiliate to the extent that the proceeds of the transaction are used for the benefit of, or transferred to, an affiliate of Ally Bank.

For the time being, GM and Ally Bank are deemed to be affiliates for purposes of the Affiliate Transaction Restrictions because of the level of GM’s continued ownership in GMAC. Moreover, because GMAC controls Ally Bank, GMAC is also an affiliate of Ally Bank for purposes of the Affiliate Transaction Restrictions.

The FRB is authorized to exempt, in its discretion, transactions or relationships from the requirements of these rules if it finds such exemptions to be in the public interest and consistent with the purposes of the rules. Ally Bank has received two such exemptions granted on December 24, 2008, and on May 21, 2009, enabling Ally Bank to extend a certain amount of credit (1) to dealers floorplanning new GM vehicles and (2) to consumers purchasing new GM vehicles or purchasing vehicles, regardless of manufacturer, that were floorplanned by GMAC. The attribution rule applies to these extensions of credit because most of the Ally Bank funding is ultimately transferred to GMAC and/or GM, and in the absence of the exemption letters, these transactions would otherwise be subject to the stringent requirements of the Affiliate Transaction Restrictions. For further information with respect to these restrictions, refer to Item 1A., Risk Factors.

GMAC Inc. • Form 10-K

These two exemptions are subject to several conditions. Such conditions include, among others, an overall cap in outstanding covered transactions entered into pursuant to the exemptions as well as limitations on customers to whom credit may be extended and the terms of such credit extensions. These limited exemptions described above generally do not apply to consumer leasing and generally do not permit Ally Bank to provide any dealer floorplan financing for used GM vehicles. Until such time as either GM is no longer an affiliate of Ally Bank or we are unable to obtain further exemption or waivers with respect to these restrictions, the ability to grow Ally Bank will be impacted by the conditions set forth in these exemption letters.

•

Source of Strength — Pursuant to FRB policy and regulations and under the Parent Company Agreement (PA) and the Capital and Liquidity Maintenance Agreement (CLMA) as described in Note 20 to the Consolidated Financial Statements, GMAC is expected to act as a source of strength to Ally Bank and is required to commit necessary capital and liquidity to support Ally Bank. This support may be required at inopportune times for GMAC.

•

Other Regulatory Restrictions — The PA requires Ally Bank to obtain FDIC approval prior to engaging in certain affiliate transactions and for any major deviation or material change from its business plan until 2015. The PA also requires GMAC and IB Finance to submit certain periodic reports to the FDIC and to consent to examination by the FDIC to monitor compliance with the PA and certain other agreements with the FDIC.

Troubled Asset Relief Program

As part of the Automotive Industry Financing Program created under the Troubled Asset Relief Program (TARP) established by the U.S. Department of Treasury (the Treasury) under the Emergency Economic Stabilization Act of 2008 (the EESA), GMAC has entered into agreements pursuant to which the Treasury has purchased preferred stock of GMAC. As a result of these investments, subject to certain exceptions, GMAC and its subsidiaries are generally prohibited from paying certain dividends or distributions on, or redeeming, repurchasing or acquiring, any common stock without consent of the Treasury. GMAC has further agreed that, until the Treasury ceases to hold GMAC preferred stock, GMAC will comply with certain restrictions on executive privileges and compensation. GMAC must also take all necessary action to ensure that its corporate governance and benefit plans with respect to its senior executive officers comply with Section 111(b) of the EESA as implemented by any guidance or regulation under the EESA including the Treasury’s guidelines set forth in Notice 2008-PSSFI. For further details regarding these restrictions on compensation as a result of TARP investments, refer to the Compensation Discussion and Analysis in Item 11.

Depository Institutions

On December 24, 2008, Ally Bank received approval from the Utah Department of Financial Institutions (UDFI) to convert from an industrial bank to a commercial nonmember state chartered bank. Ally Bank, which provides services to both our North American Automotive Finance and Mortgage operations, was previously chartered as an industrial bank pursuant to the laws of Utah, and its deposits are insured by the FDIC. GMAC is required to file periodic reports with the FDIC concerning its financial condition. Assets in Ally Bank were $55.3 billion and $32.9 billion as of December 31, 2009 and 2008, respectively.

As a commercial nonmember bank chartered by the State of Utah, as mentioned above, Ally Bank is subject to various regulatory capital adequacy requirements administered by state and federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on Ally Bank’s results of operations and financial condition. As of December 31, 2009, we were in compliance with our regulatory capital requirements. For an additional discussion of capital adequacy requirements, refer to Note 20 to the Consolidated Financial Statements.

International Banks, Finance Companies, and Other Non-U.S. Operations

Certain of our foreign subsidiaries operate in local markets as either banks or regulated finance companies and are subject to regulatory restrictions. These regulatory restrictions, among other things, require that our subsidiaries meet certain minimum capital requirements and may restrict dividend distributions and ownership of certain assets. Total assets in regulated international banks and finance companies were approximately $13.6 billion and $17.3 billion as of December 31, 2009 and 2008, respectively. In addition, the Bank Holding Company Act imposes restrictions on GMAC’s ability to invest equity abroad without FRB approval. Many of our other operations are also heavily regulated in many jurisdictions outside the United States.

GMAC Inc. • Form 10-K

U.S. Mortgage Business

Our U.S. mortgage business is subject to extensive federal, state, and local laws, rules, and regulations, in addition to judicial and administrative decisions that impose requirements and restrictions on this business. As a Federal Housing Administration lender, certain of our U.S. mortgage subsidiaries are required to submit audited financial statements to the Department of Housing and Urban Development on an annual basis. It is also subject to examination by the Federal Housing Commissioner to assure compliance with Federal Housing Administration regulations, policies, and procedures. The federal, state, and local laws, rules, and regulations to which our U.S. mortgage business is subject, among other things, impose licensing obligations and financial requirements; limit the interest rates, finance charges, and other fees that can be charged; regulate the use of credit reports and the reporting of credit information; impose underwriting requirements; regulate marketing techniques and practices; require the safeguarding of nonpublic information about customers; and regulate servicing practices, including the assessment, collection, foreclosure, claims handling, and investment and interest payments on escrow accounts.

Insurance Companies

Our Insurance operations are subject to certain minimum aggregate capital requirements, net asset and dividend restrictions under applicable state and foreign insurance law, and the rules and regulations promulgated by various U.S. and foreign regulatory agencies. Under various state and foreign insurance regulations, dividend distributions may be made only from statutory unassigned surplus, with approvals required from the regulatory authorities for dividends in excess of certain statutory limitations. In addition, the Bank Holding Company Act imposes restrictions on our ability to invest equity abroad without FRB approval.

Other Regulations

Some of the other more significant regulations that we are subject to include:

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

Fair Credit Reporting Act — The Fair Credit Reporting Act provides a national legal standard for lenders to share information with affiliates and certain third parties and to provide firm offers of credit to consumers. In late 2003, the Fair and Accurate Credit Transactions Act was enacted, making this preemption of conflicting state and local law permanent. The Fair Credit Reporting Act was also amended to place further restrictions on the use of information sharing between affiliates, to provide new disclosures to consumers when risk-based pricing is used in the credit decision, and to help protect consumers from identity theft. All of these new provisions impose additional regulatory and compliance costs on us and reduce the effectiveness of our marketing programs.

Sarbanes-Oxley — The Sarbanes-Oxley Act of 2002 implements a broad range of corporate governance and accounting measures designed to promote honesty and transparency in corporate America. The principal provisions of the act include, among other things, (1) the creation of an independent accounting oversight board; (2) auditor independence provisions that restrict non-audit services that accountants may provide to their audit clients; (3) additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer certify financial statements; (4) the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve-month period following initial publication of any financial statements that later require restatement; (5) an increase in the oversight of and enhancement of certain requirements relating to audit committees and how they interact with the independent auditors; (6) requirements that audit committee members must be independent and are barred from accepting consulting, advisory, or other compensatory fees from the issuer; (7) requirements that companies disclose whether at least one member of the audit committee is a “financial expert” (as defined by the SEC) and, if not, why the audit committee does not have a financial expert; (8) a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions, on non-preferential terms and in compliance with other bank regulatory requirements; (9) disclosure of a code of ethics; (10) requirements that management assess the effectiveness of internal control over financial reporting and that the Independent Registered Public Accounting firm attest to the assessment; and (11) a range of enhanced penalties for fraud and other violations.

GMAC Inc. • Form 10-K

USA PATRIOT/Anti-Money-Laundering Requirements — In 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (USA PATRIOT Act) was signed into law. Title III of the USA PATRIOT Act amends the Bank Secrecy Act and contains provisions designed to detect and prevent the use of the U.S. financial system for money laundering and terrorist financing activities by, among other things, imposing additional compliance obligations on bank holding companies, banks, trust companies, and securities broker-dealers. Pursuant to these laws, it is the obligation of covered institutions to identify their clients, monitor for and report on suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies, and to share information with other financial institutions. To comply with applicable obligations, we have implemented necessary internal practices, procedures, and controls.

Other — Our Global Automotive Finance and Mortgage operations have subsidiaries that are required to maintain regulatory capital requirements under agreements with Freddie Mac, Fannie Mae, Ginnie Mae, and the Department of Housing and Urban Development.

Employees

We had approximately 18,800 and 22,700 employees worldwide as of December 31, 2009 and 2008, respectively.

Additional Information

The results of operations for each of our reportable operating segments and the products and services offered are contained in the individual business operations sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations. Financial information related to reportable operating segments and geographic areas is provided in Note 29 to the Consolidated Financial Statements.

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K (and amendments to these reports) are available on our internet website, free of charge, as soon as reasonably practicable after the reports are electronically filed with or furnished to the SEC. These reports are available at www.gmacfs.com. Choose Investor Relations and then SEC Filings (under Quick Links). These reports can also be found on the SEC website at www.sec.gov.

Item 1A.	Risk Factors

Our businesses face many risks and uncertainties, any of which could result in a material adverse effect on our results of operations or financial condition. We believe that the most significant of the risks and uncertainties that we face are described below. This Form 10-K is qualified in its entirety by these risk factors.

Risks Related to Being a Bank Holding Company

Our business, financial condition and results of operations could be adversely affected by regulations to which we are subject as a result of our bank holding company status.

On December 24, 2008, the FRB approved our application to become a bank holding company under the Bank Holding Company Act of 1956, as amended (the BHC Act). As a bank holding company, we are subject to the supervision and examination by the FRB, are required to file various reports with the FRB, must comply with regulatory risk-based and leverage capital requirements as well as various safety and soundness standards imposed by the FRB, and are subject to certain statutory restrictions concerning the types of assets or securities we may own and the activities in which we may engage. The FRB has the authority to issue orders to bank holding companies to cease and desist from unsafe or unsound banking practices and from violations of laws, rules, regulations, or conditions imposed in writing by the FRB. The FRB is also empowered to assess civil money penalties against institutions or individuals who violate any laws, regulations, orders, or written agreements with the FRB, to order termination of certain activities of bank holding companies, and to order termination of ownership and control of a banking or nonbanking subsidiary by a bank holding company. In addition, Ally Bank is subject to regulation and examination primarily by the FDIC and the Utah Department of Financial Institutions. This regulatory oversight is established to protect depositors, the federal Deposit Insurance Fund, and the banking system as a whole, not security holders. Many of these regulatory requirements are new for us and will require significant expense and

GMAC Inc. • Form 10-K

devotion of resources to fully implement processes that will be necessary to ensure compliance. The cost of compliance with such laws and regulations can be substantial and adversely affect our ability to operate profitably. Current economic conditions, particularly in the financial and real estate markets, have resulted in bank regulatory agencies placing increased focus and scrutiny on participants in the financial services industry, including us.

GMAC and Ally Bank are subject to ongoing supervision by the FRB and FDIC, respectively, through regular examinations and other means that allow the regulators to gauge management’s ability to identify, assess, and control risk in all areas of operations in a safe and sound manner and to ensure compliance with laws and regulations. As part of GMAC’s conversion to a bank holding company, GMAC and Ally Bank are currently implementing policies and procedures and taking other actions to improve their current processes and to seek to ensure adherence to applicable regulatory guidelines and standards including those concerning risk management and controls relating to credit, market, liquidity, operational and legal and compliance risks. The adoption and implementation of these policies, procedures, and other actions may cause us to devote significant time and resources of our management team, which may increase our costs, impede the efficiency of our internal business processes, and adversely affect our profitability in the near term.

If we are unable to implement these policies, procedures, and actions in a timely and effective manner and otherwise comply with the requirements outlined above, we could become subject to supervisory action which could subject us to significant restrictions on our existing business or on our ability to develop any new business. We could also be required to dispose of certain assets and liabilities within a prescribed period of time. The terms of any such supervisory action could have a material adverse effect on our business, operating flexibility, financial condition, and results of operations.

As a bank holding company, GMAC’s activities are generally limited to banking or to managing or controlling banks or other companies engaged in activities deemed closely related to banking or otherwise permissible under the BHC Act. Likewise, GMAC generally may not hold more than 5% of any class of voting shares of any company unless that company’s activities conform with the above requirements. As a recent bank holding company, however, we are permitted a two-year grace period to bring our activities and investments into conformity with these restrictions, and we may also apply to the FRB for three one-year extensions. This initial grace period expires in December 2010 (unless extended by the FRB), and absent an extension, certain of GMAC’s existing activities and investments deemed impermissible under the Bank Holding Company Act must be terminated or disposed of within these timeframes. While some of these activities may be continued if GMAC were able to convert to a financial holding company under the BHC Act (including, without limitation, certain of GMAC’s existing insurance activities), GMAC may be unable to satisfy the requirements to enable it to convert to a financial holding company prior to that time, and activities, businesses, or investments that would be permissible for a financial holding company will need to be terminated or disposed of. Likewise, the FRB may decline to grant any requested extension, and GMAC may be obligated to terminate or dispose of any impermissible activities, businesses, or investments more quickly than anticipated and/or under terms less advantageous to GMAC than expected. Either situation could have a material adverse effect on our business, results of operations, and financial position.

As a bank holding company, our ability to expand into new business activities may require us to obtain the prior approval of the relevant banking supervisors. There can be no assurance that any required approval will be obtained or that we will be able to execute on these plans in a timely manner or at all. If we are unable to obtain approval to expand into new business activities, particularly since we are a new bank holding company, our business, results of operations, and financial position may be adversely affected.

Our business, financial position, and results of operations could be adversely affected by the impact of affiliate transaction restrictions imposed in connection with certain GM-related financing transactions.

Certain transactions between Ally Bank and any of its nonbank “affiliates” are subject to federal statutory and regulatory restrictions. Pursuant to these restrictions, unless otherwise exempted, “covered transactions” (including extensions of credit) between Ally Bank and its nonbank affiliates (1) generally are limited to 10% of Ally Bank’s capital stock and surplus with an aggregate limit of 20% of Ally Bank’s capital stock and surplus for all such transactions; (2) in the case of certain credit transactions, are subject to stringent collateralization requirements; (3) in the case of asset purchases by Ally Bank, may not involve the purchase of any asset deemed to be a “low quality asset” under federal banking guidelines; and (4) must be conducted in accordance with safe and sound banking practices (collectively, the Affiliate Transaction Restrictions). Furthermore, there is an “attribution rule” that provides that a transaction between Ally Bank and a third party will be treated as a transaction between Ally Bank and an affiliate to the extent that the proceeds of the transaction are used for the benefit of, or transferred to, an affiliate of Ally Bank.

GMAC Inc. • Form 10-K

In approving GMAC’s conversion to a bank holding company, the FRB determined that GM would be treated as if it were an “affiliate” of Ally Bank until GM’s ownership of voting shares of and total equity in GMAC (inclusive of shares of GMAC common stock currently held in a separate trust) is reduced to less than 10%. As a result, GM is currently deemed to be an affiliate for purposes of the Affiliate Transaction Restrictions because of the level of GM’s continued ownership in GMAC. Extensions of credit by Ally Bank that are deemed to benefit GM, including without limitation, dealer floor-planning arrangements to facilitate a dealer’s purchase of GM vehicles and extensions of credit to consumers for the purchase of a GM vehicle, are therefore subject to the Affiliate Transaction Restrictions. The FRB is authorized to exempt, in its discretion, transactions or relationships from the requirements of these rules if it finds such exemptions to be in the public interest and consistent with the purposes of the rules and has granted two such exemptions to Ally Bank. However, requests for future exemptions may not be granted, and the existing exemptions are subject to various conditions. Such conditions include, among others, an overall cap on covered transactions entered into pursuant to the exemptions, as well as limitations on customers to whom credit may be extended and the terms of such credit extensions. These limited exemptions described above generally do not encompass consumer leasing and generally do not permit Ally Bank to provide any dealer floorplan financing for used GM vehicles. Until such time as either GM is no longer deemed an affiliate of Ally Bank or if GMAC is unable to obtain further exemptions or waivers with respect to these restrictions, the ability to grow Ally Bank’s business will be affected by the Affiliate Transaction Restrictions and the conditions set forth in these exemption letters, which could have a material adverse effect on GMAC’s business, results of operations, and financial position.

If we are unable to satisfy applicable regulatory capital requirements in the future, we could become subject to enforcement actions and/or FDIC receivership.

As a bank holding company, if we fail to satisfy regulatory capital requirements, we may be subject to serious regulatory sanctions ranging in severity from being precluded from making acquisitions or engaging in new activities to becoming subject to formal supervisory actions by the FRB and/or FDIC and, potentially, FDIC receivership of Ally Bank. If any of these were to occur, such actions could prevent us from successfully executing our business plan and have a material adverse effect on our business, results of operations, and financial position.

Risks Related to Our Business

Our business requires substantial capital, and disruption in our funding sources and access to the capital markets would have a material adverse effect on our liquidity and financial condition.

Our liquidity and the long-term viability of GMAC depend on many factors including our ability to successfully raise capital and secure appropriate bank financing. We have used the current exemption from the Affiliate Transaction Restrictions granted by the FRB in May 2009 to originate more bank-eligible assets through our banking subsidiary (Ally Bank), but as noted above, continued or expanded availability of this exemption depends upon the discretion of the FRB, and there can be no assurance that this exemption will be extended once we fully fund the amounts currently permitted. A condition contained in the exemption is that GMAC must maintain a total risk-based capital ratio of 15% and must also maintain a Tier 1 leverage ratio of 15% at Ally Bank. The latter will require that GMAC maintain substantial equity funds in Ally Bank and inject substantial additional equity funds into Ally Bank as Ally Bank’s assets increase over time.

The FRB, the Treasury, and the FDIC have created a number of programs to help stabilize the markets and restore confidence and liquidity, some of which we have also used as funding sources. However, there can be no assurance that these programs will be continued or, if continued, that the programs will have a positive impact, and unrelated factors may destabilize the financial condition and liquidity profile of the companies that participate in these programs including GMAC.

As Ally Bank continues to be a key part of our funding strategy, we have increased our reliance on deposits, (which as of December 31, 2009, included $9.3 billion of brokered certificates of deposit that are more price sensitive than other types of deposits and may become less available if alternative investments offer higher interest rates) as an alternative source of funding through Ally Bank. Our ability to maintain our current level of deposits or grow our deposit base may be affected by perceptions of our financial strength, rates offered by third parties, and other competitive factors beyond our control. In addition, a bank’s reliance on brokered deposits is subject to regulatory restrictions including the possible imposition of prior approval requirements or restrictions on deposit growth.

GMAC Inc. • Form 10-K

The FDIC has indicated that it expects GMAC to diversify Ally Bank’s overall funding and to focus on reducing Ally Bank’s overall funding costs including the interest rates paid on Ally Bank deposits. Any such actions could limit Ally Bank’s ability to grow and maintain deposits, which could have a material adverse impact on the funding and capital position of GMAC.

We have significant maturities of unsecured debt each year. While we have reduced our reliance on unsecured funding, it continues to remain a critical component of our capital structure and financing plans. As of December 31, 2009, approximately $7.5 billion in principal amount of total outstanding consolidated unsecured debt is scheduled to mature in 2010 and approximately $10.0 billion and $12.5 billion in principal amount of consolidated unsecured debt is scheduled to mature in 2011 and 2012, respectively, which includes $7.4 billion in principal amount of debt issued under the FDIC’s Temporary Liquidity Guaranty Program that matures in 2012. We also obtain short-term funding from the sale of floating-rate demand notes, all of which the holders may elect to have redeemed by GMAC at any time without restriction. As of December 31, 2009, a total of $1.3 billion in principal amount of demand notes were outstanding. We also rely on secured funding. As of December 31, 2009, approximately $19.6 billion of outstanding consolidated secured debt is scheduled to mature in 2010, approximately $12.6 billion is scheduled to mature in 2011, and approximately $2.9 billion is scheduled to mature in 2012. Furthermore, as of December 31, 2009, approximately $17.3 billion in certificates of deposit at Ally Bank are scheduled to mature in 2010, which is not included in the 2010 unsecured maturities provided above. Additional financing will be required to fund a material portion of the debt maturities over this period. The capital markets continue to be volatile, and GMAC’s access to the debt markets may be significantly reduced during periods of market stress. In addition, we will continue to have significant original issue discount amortization expenses related to the 2008 bond exchange ($308 million in the fourth quarter of 2009) in the near future, which will adversely affect our net income and resulting capital position.

As a result of the volatility in the markets and the reduction in our unsecured ratings, we have increased our reliance on various secured markets. Although market conditions have improved and government programs have increased the availability of credit, there can be no assurances that this will continue. In addition, we continue to rely on our ability to borrow from other financial institutions, and many of our primary bank facilities are up for renewal on a yearly basis. Any weakness in market conditions and a tightening of credit availability could have a negative effect on our ability to refinance these facilities and increase the costs of bank funding. We also continue to access the securitization markets at both GMAC and Ally Bank; while markets have begun to stabilize following the recent liquidity crisis, there can be no assurances these sources of liquidity will remain available to us.

Our indebtedness and other obligations are significant and could materially and adversely affect our business.

We have a significant amount of indebtedness. As of December 31, 2009, we had approximately $102.2 billion in principal amount of indebtedness outstanding (including $44.7 billion in secured indebtedness). Interest expense on our indebtedness constituted approximately 52% of our total financing revenues and other interest income for the year ended December 31, 2009. In addition, during the twelve months ending December 31, 2009, we declared and paid preferred stock dividends of $1.2 billion in the aggregate.

We have the ability to create additional unsecured indebtedness. If our debt service obligations increase, whether due to the increased cost of existing indebtedness or the incurrence of additional indebtedness, we may be required to dedicate a significant portion of our cash flow from operations to the payment of principal of, and interest on, our indebtedness, which would reduce the funds available for other purposes. Our indebtedness also could limit our ability to withstand competitive pressures and reduce our flexibility in responding to changing business and economic conditions.

Our mortgage subsidiary, ResCap, requires substantial liquidity and capital which could have an adverse effect on our own capital and liquidity position.

We have recently provided a significant amount of capital support and funding to ResCap, and ResCap remains heavily reliant on support from us to meet its liquidity and capital requirements including approximately $2.1 billion in principal amount of bonds scheduled to mature in 2010. Moreover, recent developments in the market for many types of mortgage products (including mortgage-backed securities) have resulted in reduced liquidity for these assets. As a result, a significant portion of ResCap’s assets are relatively illiquid. Any negative events with respect to ResCap and a decision to provide additional support could serve as a further drain on our financial resources.

GMAC Inc. • Form 10-K

ResCap employs various economic hedging strategies to mitigate the interest rate and prepayment risk inherent in many of its assets including its mortgage loans held-for-sale portfolio, mortgage servicing rights, its portfolio of held-for-investment mortgage loans, and interests from securitizations. A significant portion of ResCap’s operating cash at any given time consists of funds delivered to it as credit support by counterparties to these arrangements. Although ResCap pays such parties interest on such funds and believes there are no restrictions on its ability to utilize these funds, interest rate movements during 2009 required ResCap to return a significant amount of such funds. In the event that interest rates rise, ResCap could be required to promptly return all or a portion of the remaining funds that it holds and, if rates change dramatically, to deliver amounts in excess of such funds to such counterparties. If the amount ResCap must repay or deliver is substantial, depending on its liquidity position at that time, ResCap may not be able to pay such amounts as required.

We are exposed to credit risk, which could affect our profitability and financial condition.

We are subject to credit risk resulting from defaults in payment or performance by customers for our contracts and loans, as well as contracts and loans that are securitized and in which we retain a residual interest. For example, the continued decline in the domestic housing market and the increase in unemployment rates resulted in an increase in delinquency rates related to mortgage loans that ResCap and Ally Bank either hold or retain an interest in. Furthermore, a weak economic environment, high unemployment rates, and the continued deterioration of the housing market could exert pressure on our consumer automotive finance customers resulting in higher delinquencies, repossessions, and losses. There can be no assurances that our monitoring of our credit risk as it affects the value of these assets and our efforts to mitigate credit risk through our risk-based pricing, appropriate underwriting policies, and loss mitigation strategies are or will be sufficient to prevent a further adverse effect on our profitability and financial condition. As part of the underwriting process, we rely heavily upon information supplied by third parties. If any of this information is intentionally or negligently misrepresented and the misrepresentation is not detected before completing the transaction, the credit risk associated with the transaction may be increased.

General business and economic conditions may significantly and adversely affect our revenues, profitability, and financial condition.

Our business and earnings are sensitive to general business and economic conditions in the United States and in the markets in which we operate outside the United States. A downturn in economic conditions resulting in increased short- and long-term interest rates, inflation, fluctuations in the debt capital markets, unemployment rates, consumer and commercial bankruptcy filings, or a decline in the strength of national and local economies and other factors that negatively affect household incomes could decrease demand for our financing and mortgage products and increase mortgage and financing delinquency and losses on our customer and dealer financing operations. We have been negatively affected due to (1) the significant stress in the residential real estate and related capital markets in 2007, 2008, and 2009 and, in particular, the lack of home price appreciation in many markets in which we lend and (2) decreases in new and used vehicle purchases, which have reduced the demand for automotive retail and wholesale financing.

If the rate of inflation were to increase, or if the debt capital markets or the economies of the United States or our markets outside the United States were to continue in their current condition or further weaken, or if home prices or new and used vehicle purchases continue at the currently reduced levels or experience further declines, we could continue to be significantly adversely affected, and it could become more expensive for us to conduct our business. For example, business and economic conditions that negatively affect household incomes, housing prices, and consumer behavior related to our businesses could continue in their current condition or further decrease (1) the demand for our mortgage loans and new and used vehicle financing and (2) the value of the collateral underlying our portfolio of held-for-investment mortgages and new and used vehicle loans and interests that continue to be held by us, thus further increasing the number of consumers who become delinquent or default on their loans. In addition, the rate of delinquencies, foreclosures, and losses on our loans (especially our nonprime mortgage loans) as experienced recently could be higher during more severe economic slowdowns.

Any sustained period of increased delinquencies, foreclosures, or losses could further harm our ability to sell our mortgage and new and used vehicle loans, the prices we receive for our mortgage and new and used vehicle loans, or the value of our portfolio of mortgage and new and used vehicle loans held-for-investment or interests from our securitizations, which could harm our revenues, profitability, and financial condition. Continued adverse business and economic conditions could and, in the near term, likely will further affect demand for housing, new and used vehicles, the cost of construction, and other related factors that have harmed and could continue to harm the revenues and profitability of our business.

GMAC Inc. • Form 10-K

In addition, our business and earnings are significantly affected by the fiscal and monetary policies of the U.S. government and its agencies and similar governmental authorities in the markets in which we operate outside the United States. We are particularly affected by the policies of the FRB, which regulates the supply of money and credit in the United States. The FRB’s policies influence the new and used vehicle financing market and the size of the mortgage origination market, which significantly affects the earnings of our businesses and the earnings of our business capital activities. The FRB’s policies also influence the yield on our interest-earning assets and the cost of our interest bearing liabilities. Changes in those policies are beyond our control and difficult to predict and could adversely affect our revenues, profitability, and financial condition.

The Treasury holds a majority of the outstanding GMAC Common Stock.

As of December 30, 2009, the Treasury held 450,121 shares of Common Stock which represented, pursuant to GMAC’s certificate of incorporation and bylaws, approximately 56.3% of the voting power of the holders of Common Stock outstanding as of such date for most matters requiring a vote of the holders of Common Stock. In addition, as of the date hereof, the Treasury holds 228,750,000 shares of Series F-2 Preferred Stock (which are convertible into an additional 988,200 shares of Common Stock if converted as of the date hereof), with an aggregate liquidation preference of approximately $11.4 billion. Pursuant to the Amended and Restated Governance Agreement dated May 21, 2009 (see Exhibit 10.2 to GMAC’s Form 8-K filed with the SEC on May 22, 2009), as of the date hereof, the Treasury also has the right to appoint four of the nine members to the GMAC Board of Directors. The Governance Agreement further provides that upon the acquisition of additional shares of Common Stock (either through the further conversion of shares of Series F-2 Preferred Stock to Common Stock or otherwise), the Treasury may be entitled to appoint additional members to the GMAC Board of Directors.

Generally, matters to be voted on by the stockholders must be approved by either (1) a majority of the voting power present in person or by proxy and entitled to vote or (2) in the case of certain specified actions, the vote of the holders of a majority of the outstanding shares of Common Stock including at least two such holders, in each case subject to state law and any voting rights granted to any of the holders of GMAC’s preferred stock.

As a result of its ownership of Common Stock (including any shares of Common Stock that it may acquire in the future pursuant to the conversion of shares of the Series F-2 Preferred Stock or otherwise), and its right to appoint four directors to the GMAC Board of Directors (and the possibility that it may have the right to appoint additional directors in the future upon conversion of additional shares of Series F-2 Preferred Stock or additional acquisitions of Common Stock), the Treasury may be able, subject to the terms of GMAC’s certificate of incorporation and bylaws, to significantly influence GMAC’s business and strategy. GMAC cannot assure you that the Treasury will not seek to influence GMAC’s business in a manner that is contrary to GMAC’s goals or strategies or the interests of other stakeholders. In addition, persons who are appointed directors of GMAC by the Treasury may decline to take action in a manner that might be favorable to GMAC but adverse to the Treasury.

The limitations on compensation imposed on us due to our participation in TARP, including the restrictions placed on our compensation by the Special Master for TARP Executive Compensation, may adversely affect our ability to retain and motivate our executives and employees.

Our performance is dependent on the talent and efforts of our management team and employees. As a result of our participation in TARP, the compensation of certain members of our management team and employees is subject to extensive restrictions under the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009 (ARRA), which was signed into law on February 17, 2009, as implemented by the Interim Final Rule issued by the Department of the Treasury on June 15, 2009 (the IFR). In addition, due to our level of participation in TARP, pursuant to ARRA and the IFR, the Office of the Special Master for TARP Executive Compensation has the authority to further regulate our compensation arrangements with certain of our executives and employees. In addition, we may become subject to further restrictions under any other future legislation or regulation limiting executive compensation. Many of the restrictions are not limited to our senior executives and affect other employees whose contributions to revenue and performance may be significant. These limitations may leave us unable to create a compensation structure that permits us to retain and motivate certain of our executives and employees, especially if we are competing against institutions that are not subject to the same restrictions. Any such inability could have a material and adverse effect on our business, financial condition, and results of operations.

GMAC Inc. • Form 10-K

Our borrowing costs and access to the unsecured debt capital markets depend significantly on our credit ratings.

The cost and availability of unsecured financing are materially affected by our short- and long-term credit ratings. Each of Standard & Poor’s Rating Services; Moody’s Investors Service, Inc.; Fitch, Inc.; and Dominion Bond Rating Service rates our debt. Our ratings by each rating agency are substantially below investment grade, which negatively impacts our access to liquidity and increases our borrowing costs in the unsecured market. Ratings reflect the rating agencies’ opinions of our financial strength, operating performance, strategic position, and ability to meet our obligations. Future downgrades of our credit ratings would increase borrowing costs and further constrain our access to the unsecured debt markets and, as a result, would negatively affect our business. In addition, downgrades of our credit ratings could increase the possibility of additional terms and conditions being added to any new or replacement financing arrangements, as well as impact elements of certain existing secured borrowing arrangements.

Agency ratings are not a recommendation to buy, sell, or hold any security and may be revised or withdrawn at any time by the issuing organization. Each agency’s rating should be evaluated independently of any other agency’s rating.

The profitability and financial condition of our operations are heavily dependent upon the performance, operations, and prospects of GM and Chrysler, each of which have recently emerged from bankruptcy protection.

On July 10, 2009, GM completed the acquisition of substantially all of the assets of Motors Liquidation Company (formerly known as General Motors Corporation) and certain of its direct and indirect subsidiaries. In connection with the sale, all material contracts between GMAC and General Motors Corporation were assumed by Motors Liquidity Company and assigned to General Motors LLC. GM, GM dealers, and GM-related employees comprise a significant portion of our customer base, and our Global Automotive Finance operations are highly dependent on GM production and sales volume. Furthermore, the Company recently expanded its financing footprint to Chrysler dealers and customers. We have entered into an agreement with Chrysler to provide automotive financing products and services to Chrysler dealers and customers pursuant to which we will be the preferred provider of new wholesale financing for Chrysler dealer inventory. Chrysler has also recently emerged from bankruptcy protection.

A significant adverse change in GM’s or Chrysler’s business, including significant adverse changes in their respective liquidity position and access to the capital markets, the production or sale of GM or Chrysler vehicles, the quality or resale value of GM or Chrysler vehicles, the use of GM or Chrysler marketing incentives, GM’s or Chrysler’s relationships with its key suppliers, or GM’s or Chrysler’s relationship with the United Auto Workers and other labor unions and other factors impacting GM or Chrysler or their respective employees could have a material adverse effect on our profitability and financial condition.

During 2008 and 2009, global vehicle sales declined rapidly, and there is no assurance that the global automotive market or GM’s and Chrysler’s respective share of that market will not suffer a significant further downturn. Certain U.S. government programs to support vehicle sales were introduced during 2009, but such programs have terminated, and there can be no assurances that similar programs will be implemented in the future, or that any such programs will be successful if implemented. Vehicle sales volume could be further adversely affected by any additional restructuring activities that GM may decide to pursue, if any. Furthermore, as noted above, both General Motors Corporation and Chrysler filed for bankruptcy in 2009 and have subsequently emerged from such proceedings. It is difficult to predict with certainty the consequences of these bankruptcy filings and the impact it could have on consumer sentiment and GM’s and Chrysler’s businesses. Any negative impact could in turn have a material adverse affect on our business, results of operations, and financial position.

Our profitability and financial condition have been materially and adversely affected by declines in the residual value of off-lease vehicles, and the residual value of off-lease vehicles may decrease in the future.

Our expectation of the residual value of a vehicle subject to an automotive lease contract is a critical element used to determine the amount of the lease payments under the contract at the time the customer enters into it. As a result, to the extent the actual residual value of the vehicle, as reflected in the sales proceeds received upon remarketing at lease termination, is less than the expected residual value for the vehicle at lease inception, we incur additional depreciation expense and/or a loss on the lease transaction. General economic conditions, the supply of off-lease vehicles, and new vehicle market prices heavily influence used vehicle prices and thus the actual residual value of off-lease vehicles. Also contributing to the weakness in the used vehicle market are the historically low consumer confidence levels, which influence major purchases, and the weakening financial condition of auto dealers. During 2008, sharp declines in demand and used vehicle sale prices adversely affected

GMAC Inc. • Form 10-K

GMAC’s remarketing proceeds for these vehicles, and resulted in impairments totaling $1.2 billion for the year ended December 31, 2008. Weak residual values also contributed to total loss provisions of $624 million for the year ended December 31, 2008, on our balloon finance contract portfolio.

These trends may continue or worsen. GM’s brand image, consumer preference for GM products, and GM’s marketing programs that influence the new and used vehicle market for GM vehicles also influence lease residual values. In the event we determined to increase lease originations related to Chrysler or any other vehicle manufacturer, these same factors would similarly impact related lease residual values. In addition, our ability to efficiently process and effectively market off-lease vehicles affects the disposal costs and proceeds realized from the vehicle sales. While GM, at times, may provide support for lease residual values including through residual support programs, this support by GM does not in all cases entitle us to full reimbursement for the difference between the remarketing sales proceeds for off-lease vehicles and the residual value specified in the lease contract. Differences between the actual residual values realized on leased vehicles and our expectations of such values at contract inception could continue to have a negative impact on our profitability and financial condition.

The protracted period of adverse developments in the mortgage finance and credit markets has adversely affected ResCap’s business, liquidity, and its capital position and has raised substantial doubt about ResCap’s ability to continue as a going concern.

ResCap has been adversely affected by the events and conditions in the broader mortgage banking industry, most severely but not limited to the domestic nonprime and nonconforming and international mortgage loan markets. Fair market valuations of held-for-sale mortgage loans, mortgage servicing rights, and securitized interests that continue to be held by ResCap and other assets and liabilities ResCap records at fair value have significantly deteriorated due to continuing weakness in housing prices, increasing mortgage rates, and the severity of delinquencies and defaults of mortgage loans. These deteriorating factors have also resulted in higher provision for loan losses on ResCap’s held-for-investment mortgage loans and real estate-lending portfolios. As a direct result of these events and conditions, ResCap has discontinued new originations in all of its international operations and currently generally only purchases or originates mortgage loans that can be sold to one of the U.S. government-sponsored entities (GSEs). If the GSEs became unable or unwilling to purchase mortgage loans from ResCap, it would have a materially adverse impact on ResCap’s funding and liquidity.

ResCap is highly leveraged relative to its cash flow and has continued to recognize substantial losses resulting in significant deterioration in capital. There continues to be a risk that ResCap will not be able to meet its debt service obligations, will default on its financial debt covenants due to insufficient capital or liquidity, and/or be in a negative liquidity position in 2010 or beyond. ResCap remains heavily dependent on GMAC for funding and capital support, and there can be no assurance that GMAC will continue to provide such support.

In light of ResCap’s liquidity and capital needs combined with volatile conditions in the marketplace, there is substantial doubt about ResCap’s ability to continue as a going concern. If GMAC determines to no longer support ResCap’s capital or liquidity needs or if ResCap or GMAC are unable to successfully execute effective initiatives, it could have a material adverse effect on ResCap’s business, results of operations, and financial position.

There is a significant risk that ResCap will not be able to meet its debt service obligations and other funding obligations in the near term.

ResCap expects its liquidity pressures to continue in 2010. ResCap is highly leveraged relative to its cash flow. As of December 31, 2009, ResCap’s unrestricted liquidity (cash readily available to cover operating demands from across its business operations) totaled $354 million with cash and cash equivalents totaling $765 million.

ResCap expects that additional and continuing liquidity pressure, which is difficult to forecast with precision, will result from the obligation of its subsidiaries to advance delinquent principal, interest, property taxes, casualty insurance premiums, and certain other amounts with respect to mortgage loans ResCap services that become delinquent. In addition, ResCap continues to be subject to financial covenants requiring it to maintain minimum consolidated tangible net worth and consolidated liquidity balances. ResCap will attempt to meet these and other liquidity and capital demands through a combination of cash flow from operations and financings, potential asset sales, and other various alternatives. To the extent these sources prove insufficient, ResCap will be dependent on continued support from GMAC to the extent GMAC agrees to provide such support. The sufficiency of these sources of additional liquidity cannot be assured, and any asset sales, even if they raise sufficient cash to meet ResCap’s liquidity needs, may adversely affect its overall profitability and financial condition.

GMAC Inc. • Form 10-K

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

We have secured financing arrangements and secured hedging agreements in place with ResCap. Amounts outstanding under the secured financing and hedging arrangements fluctuate. If ResCap were to file for bankruptcy, ResCap’s repayments of its financing facilities, including those with us, will be subject to bankruptcy proceedings and regulations, or ResCap may be unable to repay its financing facilities. In addition, we could be an unsecured creditor of ResCap to the extent that the proceeds from the sale of our collateral are insufficient to repay ResCap’s obligations to us. In addition, it is possible that other ResCap creditors would seek to recharacterize our loans to ResCap as equity contributions or to seek equitable subordination of our claims so that the claims of other creditors would have priority over our claims. We may also find it advantageous to provide debtor-in-possession financing to ResCap in a bankruptcy proceeding in order to preserve the value of the collateral ResCap has pledged to us. In addition, should ResCap file for bankruptcy, our investment related to ResCap’s equity position would likely be reduced to zero.

Current conditions in the residential mortgage market and housing markets may continue to adversely affect GMAC’s mortgage business.

The residential mortgage market in the United States, Europe, and other international markets in which ResCap conducts business has experienced a variety of difficulties and changed economic conditions that adversely affected ResCap’s results of operations and financial condition in 2007, 2008, and 2009. Delinquencies and losses with respect to ResCap’s nonprime mortgage loans increased significantly and may continue to increase. Housing prices in many parts of the United States, the United Kingdom and other international markets have also declined or stopped appreciating after extended periods of significant appreciation. In addition, the liquidity provided to the mortgage sector has recently been significantly reduced. This liquidity reduction combined with ResCap’s decision to reduce its exposure to the nonprime mortgage market caused its nonprime mortgage production to decline, and such declines are expected to continue. Similar trends have emerged beyond the nonprime sector, especially at the lower end of the prime credit quality scale, and have had a similar effect on ResCap’s related liquidity needs and businesses in the United States, Europe, and other international markets. These trends have resulted in significant write-downs to ResCap’s held-for-sale mortgage loans and trading securities portfolios and additions to its allowance for loan losses for its held-for-investment mortgage loans and warehouse-lending receivables portfolios. A continuation of these conditions, which we anticipate in the near term, may continue to adversely affect ResCap’s financial condition and results of operations.

Moreover, the continued deterioration of the U.S. housing market and decline in home prices in 2007, 2008, and 2009 in many U.S. and international markets, which we anticipate will continue for the near term, are likely to result in increased delinquencies or defaults on the mortgage assets ResCap owns and services, as well as those mortgage assets owned by Ally Bank. Further, loans that ResCap made based on limited credit or income documentation also increase the likelihood of future increases in delinquencies or defaults on mortgage loans. An increase in delinquencies or defaults will result in a higher level of credit losses and credit-related expenses and increased liquidity requirements to fund servicing advances, all of which in turn will reduce revenues and profits of GMAC’s mortgage business. Higher credit losses and credit-related expenses also could adversely affect our financial condition.

Our lending volume is generally related to the rate of growth in U.S. residential mortgage debt outstanding and the size of the U.S. residential mortgage market. Recently, the rate of growth in total U.S. residential mortgage debt outstanding has slowed sharply in response to the reduced activity in the housing market and national declines in home prices. A decline in the rate of growth in mortgage debt outstanding reduces the number of mortgage loans available for us to purchase or securitize, which in turn could lead to a reduction in our revenue, profits, and business prospects.

Our earnings may decrease because of increases or decreases in interest rates.

Changes in interest rates could have an adverse impact on our business. For example:

•	rising interest rates will increase our cost of funds;

GMAC Inc. • Form 10-K

•	rising interest rates may reduce our consumer automotive financing volume by influencing customers to pay cash for, as opposed to financing, vehicle purchases or not buying new vehicles;

•	rising interest rates may negatively impact our ability to remarket off-lease vehicles;

•

rising interest rates generally reduce our residential mortgage loan production as borrowers become less likely to refinance and the costs associated with acquiring a new home become more expensive; and

•	rising interest rates will generally reduce the value of mortgage and automotive financing loans and contracts and retained interests and fixed income securities held in our investment portfolio.

We are also subject to risks from decreasing interest rates. For example, a significant decrease in interest rates could increase the rate at which mortgages are prepaid, which could require us to write down the value of our retained interests and mortgage servicing rights. Moreover, if prepayments are greater than expected, the cash we receive over the life of our held-for-investment mortgage loans and our retained interests would be reduced. Higher-than-expected prepayments could also reduce the value of our mortgage servicing rights and, to the extent the borrower does not refinance with us, the size of our servicing portfolio. Therefore, any such changes in interest rates could harm our revenues, profitability, and financial condition.

Our hedging strategies may not be successful in mitigating our risks associated with changes in interest rates and could affect our profitability and financial condition as could our failure to comply with hedge accounting principles and interpretations.

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

In addition, hedge accounting in accordance with U.S. generally accepted accounting principles requires the application of significant subjective judgments to a body of accounting concepts that is complex and for which the interpretations have continued to evolve within the accounting profession and among the standard-setting bodies.

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

We use estimates and assumptions in determining the fair value of certain of our assets, in determining our allowance for loan losses, in determining lease residual values, and in determining our reserves for insurance losses and loss adjustment expenses. If our estimates or assumptions prove to be incorrect, our cash flow, profitability, financial condition, and business prospects could be materially and adversely affected.

We use estimates and various assumptions in determining the fair value of many of our assets, including certain held-for-investment loans for which we elected fair value accounting, retained interests from securitizations of loans and contracts, mortgage servicing rights, and other investments, which do not have an established market value or are not publicly traded. We also use estimates and assumptions in determining our allowance for loan losses on our loan and retail contract portfolios, in determining the residual values of leased vehicles, and in determining our reserves for insurance losses and loss adjustment expenses. It is difficult to determine the accuracy of our estimates and assumptions, and our actual experience may differ materially from these estimates and assumptions. As an example, the continued decline of the domestic housing market, especially (but not exclusively) with regard to the nonprime sector, has resulted in increases of the allowance for loan losses at ResCap. A material difference between our estimates and assumptions and our actual experience may adversely affect our cash flow, profitability, financial condition, and business prospects.

GMAC Inc. • Form 10-K

Our business outside the United States exposes us to additional risks that may cause our revenues and profitability to decline.

We conduct a significant portion of our business outside the United States exposing us to risks such as the following:

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

The effects of these risks may, individually or in the aggregate, affect our revenues and profitability.

Our business could be adversely affected by changes in currency exchange rates.

We are exposed to risks related to the effects of changes in foreign currency exchange rates. Changes in currency exchange rates can have a significant impact on our earnings from international operations as a result of foreign currency translation adjustments. While we carefully watch and attempt to manage our exposure to fluctuation in currency exchange rates, these types of changes can have material adverse effects on our business, results of operations, and financial condition.

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

We may be required to repurchase loans or retail contracts and provide indemnification if we breach representations and warranties from our securitization and whole-loan transactions, which could harm our profitability and financial condition.

When we sell retail contracts or leases through whole-loan sales or securitize retail contracts, leases, or wholesale loans to dealers, we are required to make representations and warranties about the contracts, leases, or loans to the purchaser or securitization trust. Our whole-loan sale agreements generally require us to repurchase retail contracts or provide indemnification if we breach a representation or warranty given to the purchaser. Likewise, we are required to repurchase retail contracts, leases, or loans and may be required to provide indemnification if we breach a representation or warranty in connection with our securitizations. Similarly, sales of mortgage loans through whole-loan sales or securitizations require us to make representations and warranties about the mortgage loans to the purchaser or securitization trust. Our whole-loan sale agreements generally require us to repurchase or substitute loans if we breach a representation or warranty given to the purchaser. In addition, we may be required to repurchase mortgage loans as a result of borrower fraud or if a payment default occurs on a mortgage loan shortly after its origination. Likewise, we are required to repurchase or substitute mortgage loans if we breach a representation or warranty in connection with our securitizations. Our mortgage repurchase reserve expense for 2009 was $1.5 billion. The remedies available to a purchaser of mortgage loans may be broader than those available to us against the original seller of the mortgage loan. Also, originating brokers and correspondent lenders often lack sufficient

GMAC Inc. • Form 10-K

capital to repurchase more than a limited number of such loans, and numerous brokers and correspondents are no longer in business. If a purchaser enforces its remedies against us, we may not be able to enforce the remedies we have against the seller of the mortgage loan to us or the borrower.

Like others in the mortgage industry, ResCap has experienced a material increase in repurchase requests. Significant repurchase activity could continue to harm our profitability and financial condition.

Significant indemnification payments or contract, lease, or loan repurchase activity of retail contracts or leases or mortgage loans could harm our profitability and financial condition.

We have repurchase obligations in our capacity as servicer in securitizations and whole-loan sales. If a servicer breaches a representation, warranty, or servicing covenant with respect to an automotive receivable or mortgage loan, the servicer may be required by the servicing provisions to repurchase that asset from the purchaser or otherwise compensate one or more classes of investors for losses caused by the breach. If the frequency at which repurchases of assets or other payments occurs increases substantially from its present rate, the result could be a material adverse effect on our financial condition, liquidity, and results of operations.

In connection with its servicing of securitized mortgage loans, ResCap is subject to contractual caps on the percentage of mortgage loans it is permitted to modify in any securitized pool. The financial crisis has resulted in dramatic increases in the volume of delinquent mortgage loans in 2009. In an effort to achieve the best net present value recovery for the securitization trust, ResCap increased the volume of modifications of distressed mortgage loans to assist homeowners and avoid liquidating properties in a collapsing and opaque housing market. In certain securitization transactions, ResCap has exceeded the applicable contractual modification cap. The securitization documents provide that the contractual caps can be raised or eliminated with the concurrence of each rating agency rating the transaction. For certain transactions with respect to which loan modifications have exceeded the contractual caps, the rating agencies have concurred in raising or eliminating the caps, but they have not consented in connection with other such transactions. ResCap will continue to seek their concurrence in connection with other transactions as it deems appropriate, and will suspend modifications in excess of applicable caps pending receipt of such consent or investor approval to amend the servicing contracts. An investor in a specific mortgage security class might claim that modifications in excess of the applicable cap amounted to a material failure of ResCap to perform its servicing obligations and that the investor was damaged as a result. Such claims, if successful, could have a material adverse effect on our financial condition, liquidity, and results of operations.

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

Our domestic operations are subject to various laws and judicial and administrative decisions imposing various requirements and restrictions relating to supervision and regulation by state and federal authorities. Such regulation and supervision are primarily for the benefit and protection of our customers, not for the benefit of investors in our securities, and could limit our discretion in operating our business. Noncompliance with applicable statutes or regulations could result in the suspension or revocation of any license or registration at issue as well as the imposition of civil fines and criminal penalties.

GMAC Inc. • Form 10-K

GMAC, Ally Bank, and many of our nonbank subsidiaries are heavily regulated by bank and other regulatory agencies at the federal, state, and foreign levels. This regulatory oversight is established to protect depositors, the federal Deposit Insurance Fund, and the banking system as a whole, not security holders. Changes to statutes, regulations, or regulatory policies including interpretation or implementation of statutes, regulations, or policies could affect us in substantial and unpredictable ways including limiting the types of financial services and products we may offer and increasing the ability of nonaffiliates to offer competing financial services and products.

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

In light of current conditions in the U.S. financial markets and economy, regulators have increased their focus on the regulation of the financial services industry. For instance, in October 2008, Congress passed the Emergency Economic Stabilization Act of 2008, which in turn created the TARP and the Capital Purchase Program. We are unable to predict how these and any future programs will be administered or implemented in the future, or whether any additional or similar changes to statutes or regulations, including the interpretation or implementation thereof, will occur in the future. Any such action could affect us in substantial and unpredictable ways and could have an adverse effect on our business, financial condition, and results of operations. We are also affected by the policies adopted by regulatory authorities and bodies of the United States and other governments. For example, the actions of the FRB and international central banking authorities directly impact our cost of funds for lending, capital raising, and investment activities and may impact the value of financial instruments we hold. In addition, such changes in monetary policy may affect the credit quality of our customers. Changes in domestic and international monetary policy are beyond our control and difficult to predict.

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

The worldwide financial services industry is highly competitive. If we are unable to compete successfully or if there is increased competition in the automotive financing, mortgage, and/or insurance markets or generally in the markets for securitizations or asset sales, our margins could be materially and adversely affected.

The markets for automotive and mortgage financing, banking, insurance, and reinsurance are highly competitive. The market for automotive financing has grown more competitive as more consumers are financing their vehicle purchases, primarily in North America and Europe. Our mortgage business and Ally Bank face significant competition from commercial banks, savings institutions, mortgage companies, and other financial institutions. Our insurance business faces significant competition from insurance carriers, reinsurers, third-party administrators, brokers, and other insurance-related companies. Many of our competitors have substantial positions nationally or in the markets in which they operate. Some of our competitors have lower cost structures, lower cost of capital, and are less reliant on securitization and sale activities. We face significant competition in various areas including product offerings, rates, pricing and fees, and customer service. This

GMAC Inc. • Form 10-K

competition may increase as we have recently increased pricing on certain lending activities. If we are unable to compete effectively in the markets in which we operate, our profitability and financial condition could be negatively affected.

GMAC’s agreements with GM and Chrysler to provide automotive financing products to their dealers and customers extend until December and April 2013, respectively. These agreements provide GMAC with certain preferred provider benefits including limiting the use of other financing providers by GM and Chrysler in their incentive programs. The terms of the GMAC agreement with GM change after December 29, 2010, such that GM will be able to offer any incentive programs on a graduated basis through third parties on a non-exclusive, side-by-side basis with GMAC, provided that the pricing of the third parties meets certain requirements. Due to the highly competitive nature of the market for financial services, GMAC may be unable to extend one or both of these agreements or may face less favorable terms upon extension. If GMAC is unable to extend one or both of these agreements, its retail and wholesale financing volumes could be negatively impacted.

The markets for asset and mortgage securitizations and whole-loan sales are competitive, and other issuers and originators could increase the amount of their issuances and sales. In addition, lenders and other investors within those markets often establish limits on their credit exposure to particular issuers, originators, and asset classes, or they may require higher returns to increase the amount of their exposure. Increased issuance by other participants in the market or decisions by investors to limit their credit exposure to (or to require a higher yield for) us or to automotive or mortgage securitizations or whole loans, could negatively affect our ability and that of our subsidiaries to price our securitizations and whole-loan sales at attractive rates. The result would be lower proceeds from these activities and lower profits for our subsidiaries and us.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal corporate offices are located in Detroit, Michigan; New York, New York; and Charlotte, North Carolina. In Detroit, we lease approximately 247,000 square feet from GM pursuant to a lease agreement expiring in November 2016. In New York, we lease approximately 24,000 square feet of office space under a lease that expires in July 2015 and approximately 18,000 square feet of office space under a lease that expires in July 2011. In Charlotte, we lease approximately 34,000 square feet of office space under a lease expiring in December 2010 and are in the process of transferring to a new facility with approximately 133,000 square feet of lease space under a lease that expires in December 2015.

The primary offices for our Global Automotive Services operations are located in Detroit, Michigan, and Southfield, Michigan. The primary office for our North American Automotive Finance operations is located in Detroit, Michigan, and is included in the totals referenced above. Our International Automotive Finance operations include leased space in approximately 30 countries totaling approximately 668,000 square feet. The largest countries include the United Kingdom and Germany with office space under lease of approximately 147,000 square feet and 115,000 square feet, respectively. The primary office for our U.S. Insurance operations is located in Southfield, Michigan, where we lease approximately 91,000 square feet of office space under leases expiring in April 2011. Our Insurance operations also has leased offices in Mexico and the United Kingdom.

The primary offices for our Mortgage operations are located in Fort Washington, Pennsylvania, and Minneapolis, Minnesota. In Fort Washington, we lease approximately 450,000 square feet of office space pursuant to a lease that expires in November 2019. In Minneapolis, we lease approximately 250,000 square feet of office space expiring in March 2013. Our Mortgage operations also has significant leased offices in Texas and California.

In addition to the properties described above, we lease additional space throughout the United States and in the 40 countries in which we operate, including Canada, Germany, and the United Kingdom. We believe our facilities are adequate for us to conduct our present business activities.

Item 3.	Legal Proceedings

We are subject to potential liability under various governmental proceedings, claims, and legal actions that are pending or otherwise have been asserted against us.

GMAC Inc. • Form 10-K

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

Item 4.	Submission of Matters to a Vote of Security Holders

Effective December 30, 2009, holders of GMAC common stock representing a majority of outstanding shares approved by written consent the following matters:

•

Amendments to GMAC’s certificate of incorporation and bylaws in order to (1) modify certain provisions relating to the preemptive rights of holders of common stock and convertible preferred stock, (2) de-authorize the Series D-1 Preferred Stock, Series D-2 Preferred Stock and Series F Preferred Stock, each previously issued by GMAC, (3) create a new series of convertible preferred stock, designated as the “Fixed Rate Cumulative Mandatorily Convertible Preferred Stock, Series F-2,” (the Series F-2 Preferred Stock) and authorization of 228,750,000 shares of Series F-2 Preferred Stock, and (4) to make certain other amendments;

•

The conversion of 60,000,000 shares of Series F Preferred Stock that was previously issued by GMAC and held by the U.S. Department of the Treasury (the Treasury) into 259,200 shares of GMAC common stock, in accordance with the terms of such Series F Preferred Stock (the Conversion);

•

The issuance by GMAC to the Treasury of 227,500,000 shares of Series F-2 Preferred Stock of GMAC, plus a warrant to purchase 1,250,000 additional shares of Series F-2 Preferred Stock (such warrants were immediately exercised) in exchange for (1) all of the Series D-1 Preferred Stock and Series D-2 Preferred Stock previously held by the Treasury, (2) all shares of Series F Preferred Stock held by the Treasury following the Conversion, and (3) $1.25 billion in cash; and

•

The issuance by GMAC Capital Trust I to the Treasury of $2.54 billion in aggregate liquidation amount of trust preferred securities, plus a warrant to acquire $127 million in additional aggregate liquidation amount of trust preferred securities of GMAC Capital Trust I (such warrants were immediately exercised).

Part II

GMAC Inc. •Form 10-K

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

We currently have a total of 2,021,384 shares of common stock authorized for issuance, and as of February 25, 2010, a total of 799,120 shares of common stock were issued and outstanding. Our common stock is not registered with the Securities and Exchange Commission, and there is no established trading market for the shares. As of February 25, 2010, there were 113 holders of common stock reflected on the stock register of the company.

Subject to certain exceptions, for so long as any shares of New MCP (as defined below, under Preferred Stock) are outstanding and owned by the U.S. Department of the Treasury (the Treasury), GMAC and its subsidiaries are generally prohibited from paying certain dividends or distributions on, or redeeming, repurchasing or acquiring, any common stock without consent of the Treasury. Furthermore, GMAC is generally prohibited from making any dividends or distributions on, or redeeming, repurchasing, or acquiring, its common stock unless all accrued and unpaid dividends for all past dividend periods on the New MCP are fully paid.

Pursuant to certain agreements, our shareholders were permitted to receive distributions to pay taxes they incurred as a result of their ownership of GMAC common equity prior to our conversion from a tax partnership to a corporation on June 30, 2009. In March 2009, we executed a transaction that had 2008 tax-reporting implications for our shareholders. In accordance with applicable agreements, the approvals of both the GMAC Board of Directors and the Treasury were obtained in advance for the payment of tax distributions to our shareholders. Amounts distributed to shareholders during 2009 with respect to these tax matters totaled approximately $393 million. For the year ended December 31, 2008, there were approximately $79 million of distributions on our common equity, which primarily represented remittances to General Motors for tax settlements and refunds received related to tax periods prior to the November 2006 transactions where General Motors sold a 51% interest in GMAC to FIM Holdings LLC.

Preferred Stock

Series F-2 Preferred Stock

On December 30, 2009, GMAC entered into a Securities Purchase and Exchange Agreement (the Purchase Agreement) with the Treasury, pursuant to which, among other things, the following transactions occurred:

•

GMAC issued and sold to the Treasury 25,000,000 shares of GMAC’s newly issued Fixed Rate Cumulative Mandatorily Convertible Preferred Stock, Series F-2 (the New MCP), with an aggregate liquidation preference of $1,250,000,000;

•

GMAC issued and sold to the Treasury a ten-year warrant to purchase up to 1,250,000 additional shares of New MCP, with an aggregate liquidation preference of $62,500,000, at an initial exercise price of $0.01 per security (the MCP Warrant) (the Treasury immediately exercised the MCP Warrant in full);

•

GMAC exchanged shares of its existing preferred stock held by the Treasury with an aggregate liquidation preference of $10,125,000,000 (consisting of (1) 5,000,000 shares of GMAC’s Fixed Rate Cumulative Perpetual Preferred Stock, Series D-1 (the Series D-1 Preferred Stock), (2) 250,000 shares of GMAC’s Fixed Rate Cumulative Perpetual Preferred Stock, Series D-2 (the Series D-2 Preferred Stock), and (3) 97,500,000 shares of GMAC Fixed Rate Cumulative Mandatorily Convertible Preferred Stock, Series F (the Series F Preferred Stock)), for 202,500,000 shares of New MCP, with an aggregate liquidation preference of $10,125,000,000; and

•

The Treasury converted 60,000,000 shares of existing Series F Preferred Stock into 259,200 shares of GMAC common stock in accordance with the conversion terms applicable to the Series F Preferred Stock.

GMAC Inc. • Form 10-K

As a result of the above transactions, the Treasury currently holds 228,750,000 shares of New MCP, with a total liquidation preference of $11,437,500,000. The previously issued Series D-1 Preferred Stock, Series D-1 Preferred Stock and Series F Preferred Stock, are no longer outstanding.

Series G Preferred Stock

Effective June 30, 2009, and as previously disclosed, GMAC was converted (the Conversion) from a Delaware limited liability company into a Delaware corporation in accordance with applicable law, and was renamed “GMAC Inc.” In connection with the Conversion, the 7% Cumulative Perpetual Preferred Stock (the Blocker Preferred) of Preferred Blocker Inc. (PBI), a wholly owned subsidiary of GMAC, was required to be converted into or exchanged for preferred stock of GMAC. For this purpose, GMAC had previously authorized for issuance its 7% Fixed Rate Cumulative Perpetual Preferred Stock, Series G (the Series G Preferred Stock). Pursuant to the terms of a Certificate of Merger, effective October 15, 2009, PBI merged with and into GMAC, with GMAC continuing as the surviving entity. At this time, each share of the Blocker Preferred issued and outstanding immediately prior to the effective time of the merger was converted into the right to receive an equal number of newly issued shares of Series G Preferred Stock. In the aggregate, 2,576,601 shares of Series G Preferred Stock were issued to holders of the Blocker Preferred in connection with the merger. The Series G Preferred Stock bears interest at a rate of 7% per annum and ranks equally in right of payment with each of GMAC’s outstanding series of preferred stock in accordance with the terms thereof.

Series A Preferred Stock

We currently have outstanding 1,021,764 shares of GMAC Fixed Rate Perpetual Preferred Stock, Series A (the Series A Preferred Stock), all of which are held by GM Preferred Finance Co. Holdings Inc., a wholly owned subsidiary of GM. We are required to make distributions for each fiscal quarter with respect to the Series A Preferred Stock if certain conditions are met. Distributions are made in cash no later than the tenth business day following the delivery of our quarterly and annual financial statements, and are paid at the rate of 10% per annum. The GMAC Board of Directors is permitted to reduce any distribution to the extent required to avoid a reduction of the equity capital of GMAC below a minimum amount of equity capital as specified in our Certificate of Incorporation. In addition, with the consent of GM the GMAC Board of Directors may suspend the payment of distributions with respect to any one or more fiscal quarters. Distributions not made do not accumulate.

Preferred Stock Dividends

During 2009, we paid a total of approximately $1.2 billion in cash dividends on our various series of preferred stock, which does not include approximately $174 million in dividend payments that were declared by the GMAC Board on January 8, 2010, and paid on February 15, 2010.

Unregistered Sales of Equity Securities

GMAC did not have any unregistered sales of its equity securities in fiscal year 2009, except as previously disclosed on Form 8-K.

GMAC Inc. • Form 10-K

Item 6.	Selected Financial Data

The selected historical financial information set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, our Consolidated Financial Statements, and the Notes to Consolidated Financial Statements. The historical financial information presented may not be indicative or our future performance.

As of and for the year ended December 31, ($ in millions)	2009	2008	2007	2006	2005
Financial statement data
Total financing revenue and other interest income	$13,444	$18,918	$22,741	$24,985	$22,876
Interest expense	7,659	11,297	14,406	15,326	12,912
Depreciation expense on operating lease assets	3,748	5,478	4,552	5,055	4,657
Impairment of investment in operating leases	—	1,218	—	—	—

Net financing revenue	2,037	925	3,783	4,604	5,307
Total other revenue (a)	4,224	14,510	5,964	8,069	7,896

Total net revenue	6,261	15,435	9,747	12,673	13,203
Provision for loan losses	6,043	3,410	3,067	1,977	1,068
Impairment of goodwill and other intangible assets (b)	—	16	438	840	712
Total other noninterest expense	8,156	8,633	8,048	7,779	8,140

(Loss) income from continuing operations before income tax expense (benefit)	(7,938)	3,376	(1,806)	2,077	3,283
Income tax expense (benefit) from continuing operations (c)	78	(60)	395	75	1,128

Net (loss) income from continuing operations	(8,016)	3,436	(2,201)	2,002	2,155
(Loss) income from discontinued operations, net of tax	(2,282)	(1,568)	(131)	123	127

Net (loss) income	$(10,298)	$1,868	$(2,332)	$2,125	$2,282

Total assets	$172,306	$189,476	$248,939	$291,971	$324,321
Total debt	$98,313	$126,321	$193,148	$236,985	$254,698
Total equity	$20,839	$21,854	$15,565	$14,369	$21,685
Financial ratios (d)
Return on assets
Net (loss) income from continuing operations	(4.51)%	1.81%	(0.88)%	0.69%	0.66%
Net (loss) income	(5.79)%	0.99%	(0.94)%	0.73%	0.70%
Return on equity
Net (loss) income from continuing operations	(33.05)%	15.72%	(14.14)%	13.93%	9.94%
Net (loss) income	(42.46)%	8.55%	(14.98)%	14.79%	10.52%
Equity to assets	13.63%	11.53%	6.25%	4.92%	6.69%
Regulatory capital ratios
Tier 1 capital	14.15%	(e )	(e )	(e )	(e )
Total risk-based capital	15.55%	(e )	(e )	(e )	(e )
Tier 1 leverage	12.70%	(e )	(e )	(e )	(e )
Tier 1 common	4.85%	(e )	(e )	(e )	(e )

(a)	2008 amount includes $12.6 billion for gains on the extinguishment of debt, primarily related to private exchange and cash tender offers settled during the fourth quarter. 2006 amount includes realized capital gains of $1.1 billion primarily related to the rebalancing of our investment portfolio at our Insurance operations.
(b)	Relates primarily to goodwill and other intangible asset impairments taken at our Insurance operations in 2008, our Mortgage operations in 2007, our Commercial Finance Group operations in 2006 and 2005, and our former commercial mortgage operations in 2005.
(c)	Effective June 30, 2009, GMAC converted from a limited liability company into a corporation and, as a result, became subject to corporate U.S. federal, state, and local taxes beginning in the third quarter of 2009. Our conversion to a corporation resulted in a change in tax status and a net deferred tax liability of $1.2 billion was established through income tax expense. Effective November 28, 2006, GMAC, along with certain of its U.S. subsidiaries, converted to limited liability companies (LLCs) and became pass-through entities for U.S. federal income tax purposes. Our conversion to an LLC resulted in a change in tax status and the elimination of a $791 million net deferred tax liability through income tax expense. Refer to Note 23 to the Consolidated Financial Statements for additional information regarding our changes in tax status.
(d)	The 2009 ratios were computed based on average total assets and average total equity. The 2008, 2007, 2006, and 2005 ratios have been computed based on period-end total assets and period-end total equity as of December 31, 2008, 2007, 2006, and 2005.
(e)	Not applicable as of December 31, 2008, 2007, 2006, and 2005, as GMAC did not become a bank holding company until December 24, 2008.

Management’s Discussion and Analysis

GMAC Inc. • Form 10-K

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operation (MD&A), as well as other portions of this Form 10-K, may contain certain statements that constitute forward-looking statements within the meaning of the federal securities laws. Words such as “expects,” “anticipates,” “believes,” “estimates,” “forecast,” “plans,” and similar words or expressions are intended to identify such forward-looking statements. Any such statements other than statements of historical fact, including without limitation, statements about future events and financial performance, are forward-looking statements that involve certain risks and uncertainties. You should not place undue reliance on any forward-looking statement and should consider all uncertainties and risks discussed in this report, including those under Item 1A, Risk Factors, as well as those provided in any subsequent SEC filings. Forward-looking statements apply only as of the date they are made, and GMAC undertakes no obligation to update any forward-looking statement to reflect events or circumstances that arise after the date the forward-looking statement are made.

Discontinued Operations

During 2009, we committed to sell certain operations of our International Automotive Finance operations, Insurance operations, Mortgage operations, and Commercial Finance Group, and have classified certain of these operations as discontinued. For all periods presented, all of the operating results for these operations have been removed from continuing operations. Refer to Note 2 to the Consolidated Financial Statements for more details.

Primary Lines of Business

Global Automotive Services and Mortgage are our primary lines of business. As a result of a change in management’s view of our operations, we have changed the presentation and business activities composing our reportable operating segments as of December 31, 2009. We may periodically refine our segment reporting methodology as our management accounting and reporting practices and businesses change. Amounts for 2008 and 2007 have been reclassified to conform to the current management view. Refer to Note 29 to the Consolidated Financial Statements for further information regarding our segment changes.

Management’s Discussion and Analysis

GMAC Inc. • Form 10-K

The following table summarizes the operating results excluding discontinued operations of each line of business for the years ended December 31, 2009, 2008, and 2007. Operating results for each of the lines of business are more fully described in the MD&A sections that follow.

Year ended December 31, ($ in millions)	2009	2008	2007	Favorable/ (unfavorable) 2009-2008 % change	Favorable/ (unfavorable) 2008-2007 % change
Total net revenue (loss)
Global Automotive Services
North American Automotive Finance operations	$3,959	$2,712	$4,952	46	(45)
International Automotive Finance operations	1,070	1,346	1,371	(21)	(2)
Insurance operations	2,271	2,961	3,164	(23)	(6)
Mortgage operations	609	953	1,772	(36)	(46)
Corporate and Other	(1,648)	7,463	(1,512)	(122)	n/m

Total	$6,261	$15,435	$9,747	(59)	58

(Loss) income from continuing operations before income tax expense (benefit)
Global Automotive Services
North American Automotive Finance operations	$1,752	$(207)	$3,023	n/m	(107)
International Automotive Finance operations	(101)	141	472	(172)	(70)
Insurance operations	329	499	546	(34)	(9)
Mortgage operations	(7,301)	(4,008)	(4,131)	(82)	3
Corporate and Other	(2,617)	6,951	(1,716)	(138)	n/m

Total	$(7,938)	$3,376	$(1,806)	n/m	n/m

Net (loss) income from continuing operations
Global Automotive Services
North American Automotive Finance operations	$546	$(295)	$2,533	n/m	(112)
International Automotive Finance operations	(216)	119	364	n/m	(67)
Insurance operations	272	387	376	(30)	3
Mortgage operations	(7,073)	(4,001)	(4,129)	(77)	3
Corporate and Other	(1,545)	7,226	(1,345)	(121)	n/m

Total	$(8,016)	$3,436	$(2,201)	n/m	n/m

n/m = not meaningful

Management’s Discussion and Analysis

GMAC Inc. • Form 10-K

Consolidated Results of Operations

The following table summarizes our consolidated operating results excluding discontinued operations for the periods shown. Refer to the operating segment sections of the MD&A that follows for a more complete discussion of operating results by line of business.

Year ended December 31, ($ in millions)	2009	2008	2007	Favorable/ (unfavorable) 2009-2008 % change	Favorable/ (unfavorable) 2008-2007 % change
Revenue
Total financing revenue and other interest income	$13,444	$18,918	$22,741	(29)	(17)
Interest expense	7,659	11,297	14,406	32	22
Depreciation expense on operating lease assets	3,748	5,478	4,552	32	(20)
Impairment of investment in operating leases	—	1,218	—	100	n/m

Net financing revenue	2,037	925	3,783	120	(76)
Other revenue
Net servicing income	455	1,516	1,649	(70)	(8)
Insurance premiums and service revenue earned	1,977	2,710	2,806	(27)	(3)
Gain (loss) on mortgage and automotive loans, net	596	(605)	597	199	n/m
Gain on extinguishment of debt	665	12,628	563	(95)	n/m
Other gain (loss) on investments, net	331	(1,095)	(590)	130	(86)
Other income, net of losses	200	(644)	939	131	(169)

Total other revenue	4,224	14,510	5,964	(71)	143
Total net revenue	6,261	15,435	9,747	(59)	58
Provision for loan losses	6,043	3,410	3,067	(77)	(11)
Noninterest expense
Insurance losses and loss adjustment expenses	1,042	1,402	1,376	26	(2)
Impairment of goodwill	—	16	438	100	96
Other operating expenses	7,114	7,231	6,672	2	(8)

Total noninterest expense	8,156	8,649	8,486	6	(2)
(Loss) income from continuing operations before income tax expense (benefit)	(7,938)	3,376	(1,806)	n/m	n/m
Income tax expense (benefit) from continuing operations	78	(60)	395	n/m	115

Net (loss) income from continuing operations	$(8,016)	$3,436	$(2,201)	n/m	n/m

n/m = not meaningful

2009 Compared to 2008

We reported a net loss from continuing operations of $8.0 billion for the year ended December 31, 2009, compared to net income from continuing operations of $3.4 billion for the year ended December 31, 2008. The 2009 results from continuing operations were adversely affected by strategic actions taken to sell certain legacy mortgage assets resulting in the reclassification of these loans from held-for-investment to held-for-sale. These actions resulted in provision for loan losses of $2.4 billion in the fourth quarter of 2009. Additionally, 2009 was adversely impacted by higher mortgage representation and warranty expense of $1.2 billion compared to 2008 and a $1.2 billion income tax expense impact related to our conversion from a limited liability company to a corporation effective June 30, 2009. The income tax expense related to our conversion was largely offset by income tax benefits resulting from operating loss recognized in 2009. These adverse impacts were partially offset by a strengthening used vehicle market, which resulted in higher remarketing proceeds that favorably impacted gains on the sale of operating lease assets and reduced the provision for loan losses as a result of higher collateral values, which reduced our loss severity. Additionally, 2008 results benefited from an $11.5 million pretax gain from the extinguishment of debt related to GMAC’s bond exchange.

Total financing revenue and other interest income decreased by 29% for the year ended December 31, 2009, compared to 2008, primarily due to lower asset levels at our Global Automotive Services and Mortgage operations as a result of lower

Management’s Discussion and Analysis

GMAC Inc. • Form 10-K

asset origination levels and portfolio runoff. Consumer and operating lease revenue (along with the related depreciation expense) at our North American Automotive Finance operations and International Automotive operations decreased as a result of declining originations due to the continued credit market dislocation, the overall economic conditions, low consumer confidence, and our strategic decisions in late 2008 to significantly curtail leasing. In addition, our International Automotive Finance operations’ consumer and commercial asset levels were lower due to operations winding down in several countries. Declines in asset levels at our Mortgage operations resulted from asset sales and portfolio runoff. Additionally, our Mortgage operations recognized lower yields as a result of higher delinquencies, increases in nonaccrual levels, and the impact of lower rates on adjustable rate mortgage loans.

Interest expense was $7.7 billion for the year ended December 31, 2009, compared to $11.3 billion in 2008. Interest expense decreased at our North American Automotive operations and at our International Automotive operations primarily due to reductions in the average balance of interest-bearing liabilities consistent with lower average asset levels. The decrease at our Mortgage operations was primarily due to a lower average cost of funds due to declining interest rates and lower average borrowings related to a reduction in asset levels and extinguishments of ResCap debt. These decreases were partially offset by the amortization of the original issue discount associated with the December 2008 bond exchange.

No impairment of investment in operating leases was recognized in 2009. In 2008 we recognized a $1.2 billion impairment, which resulted from significant declines in used vehicle demand and used vehicle sales prices. The impairment consisted of $1.2 billion within our North American Automotive operations and $26 million within our International Automotive Finance operations.

Net servicing income decreased 70% during the year ended December 31, 2009, compared to 2008. The decrease was mainly due to unfavorable mortgage servicing valuations reflecting reduced cash flows and increased prepayment assumptions as a result of lower market interest rates compared to favorable valuation adjustments due to decreasing prepayment trends in 2008. Additionally, we recognized unfavorable hedge performance due to changes in the spreads between our servicing assets and derivatives, which are used to manage interest rate risk. Our ability to fully hedge interest risk and interest rate volatility was restricted in the latter half of 2008 and during the year ended December 31, 2009, by the limited availability of willing counterparties to enter into forward agreements and liquidity constraints hindering our ability to take positions in the option markets. Servicing fees also declined as a result of portfolio runoff and the sales of certain servicing assets during the second half of 2008.

Insurance premiums and service revenue earned decreased 27% during the year ended December 31, 2009, compared to 2008. The decrease was primarily due to the sale of our U.S. reinsurance agency in November 2008. Additionally, lower earned premiums on extended service contracts written in current and prior periods, lower dealer inventory levels, and decreases within our international operations contributed to a decrease in revenue. These decreases were primarily due to the overall negative economic environment and lower dealership volumes.

The net gain on mortgage and automotive loans was $596 million for the year ended December 31, 2009, compared to a net loss of $605 million for the year ended December 31, 2008. The net improvement in 2009 was primarily due to realized losses related to asset sales and significant unfavorable valuation adjustments recorded in 2008 on our mortgage loans held-for-sale, internationally in the United Kingdom, and domestically in our purchased distressed mortgage asset portfolio. Additionally, we recognized improved margins on sales of loans in 2009 as a result of our focus on originating government-insured and agency- eligible mortgage loans. Partially offsetting the positive impact were losses resulting from asset reductions in our international mortgage markets, including whole-loan asset sales in the United Kingdom. Further, decreased gains resulted from lower whole-loan sales volumes and securitization transactions in our North American Automotive operations due to a shift in our strategy to a deposit-based funding model through Ally Bank with less reliance on the securitization markets.

Gain on extinguishment of debt totaled $665 million for the year ended December 31, 2009, compared to $12.6 billion for the year ended December 31, 2008. The 2009 results were primarily driven by the recognition of a $634 million gain on the extinguishment of certain GMAC debt as part of privately negotiated transactions. The 2008 results were impacted largely by the fourth quarter private debt exchange and cash tender offers, which generated pretax gains of $11.5 billion. The 2008 results also include additional debt extinguishment gains of $1.1 billion recognized by Mortgage operations, offset by losses of $23 million recognized by Corporate and Other operations due to the repurchase and extinguishment of ResCap debt.

Management’s Discussion and Analysis

GMAC Inc. • Form 10-K

Other net gain on investments was $331 million for the year ended December 31, 2009, compared to a net loss of $1.1 billion in 2008. The increase was primarily related to an increase in the fair value of asset-backed securities due to improvements in credit spreads used to value the notes, lower negative valuations recorded on our retained interests due to increases in discount rate and severity assumptions, and lower losses on residual interests due to the write-down of home equity residuals in 2008.

Other income, net of losses, increased $844 million for the year ended December 31, 2009, compared to 2008. The improvement was primarily related to the absence of certain 2008 events, including a $570 million full equity-method investment impairment due to the decline in credit market conditions and unfavorable asset revaluations, significant equity investment losses, and the recognition of a $255 million impairment on the assets of our resort finance business in 2008. Additionally, the improvement was driven by lower losses on the sale of foreclosed real estate due to lower volume and severity and lower impairments on lot option projects and model homes. Partially offsetting these increases was a decrease in real estate brokerage fee income due to the 2008 sale of our business that provided brokerage and relocation services.

The provision for loan losses was $6.0 billion for the year ended December 31, 2009, compared to $3.4 billion in 2008. Our Mortgage operations’ provision for loan losses increased $2.7 billion for the year ended December 31, 2009. The increase was primarily due to strategic actions in the fourth quarter of 2009 that contemplated the sale of certain legacy mortgage assets resulting in the reclassification of these assets from held-for-investment to held-for-sale and consequently the recognition of $2.4 billion in expense. Additionally, we recognized higher provision for loan losses on the Ally Bank held-for-investment portfolio due to higher projected delinquencies and loss severities, as well as regulatory input. The increase was partially offset by lower provision for loan losses as a result of lower mortgage loan and lending receivables balances in 2009 compared to 2008. Our North American Automotive Finance operations’ provision decreased $587 million for the year ended December 31, 2009, primarily due to a decrease in the provision for retail balloon contracts as a result of a strengthening used vehicle market in the United States and portfolio runoff as this product was curtailed in September 2008. Our Commercial Finance Group’s provision increased $481 million for the year ended December 31, 2009, due to an increase in provision for loan losses within the resort finance business and in our European operations.

Insurance losses and loss adjustment expenses decreased 26% for the year ended December 31, 2009, compared to 2008. The decrease was primarily driven by the sale of our U.S. reinsurance agency and lower loss experience in our dealership-related products as a result of lower volumes.

No impairment of goodwill was recognized from continuing operations during 2009. During the year ended December 31, 2008, our North American Automotive Finance operations recognized impairment of $14 million and our Commercial Finance Group recognized impairment of $2 million as a result of our annual impairment assessment.

Other operating expenses decreased 2% for the year ended December 31, 2009, compared to 2008. Other operating expenses were largely impacted by higher mortgage representation and warranty expense of $1.2 billion in 2009 compared to 2008. Excluding the effects of mortgage representation and warranty expense, other operating expenses decreased 19% in 2009 compared to 2008. Contributing to this improvement was a decrease in compensation and benefits expense, lower insurance commissions, reduced restructuring expenses, and lower vehicle remarketing and repossession expenses.

We recognized consolidated tax expense of $78 million for the year ended December 31, 2009, compared to a tax benefit of $60 million in 2008. The increase in tax expense was primarily due to the conversion of GMAC from a limited liability company to a corporation effective June 30, 2009, which resulted in the recognition of a $1.2 billion net deferred tax liability through income tax expense. Additionally, we recognized higher valuation allowances in 2009 compared to 2008. Partially offsetting the increase in expense were higher tax benefits on operating losses as a result of our conversion to a corporation. Refer to Note 23 to the Consolidated Financial Statements for additional information regarding our change in tax status.

2008 Compared to 2007

We reported net income from continuing operations of $3.4 billion for the year ended December 31, 2008, compared to a net loss from continuing operations of $2.2 billion in 2007. The 2008 results were primarily driven by the fourth quarter private debt exchange and cash tender offers that resulted in a $11.5 billion pretax gain on extinguishment of debt. The majority of the gain was offset by losses incurred by our Mortgage and North American Automotive Finance operations as adverse market conditions continued to persist, both domestically and internationally. Disruption within the mortgage,

Management’s Discussion and Analysis

GMAC Inc. • Form 10-K

housing, and capital markets contributed to a lack of liquidity, depressed asset valuations and a weak used vehicle market, impairments on lease residual values, additional loss provisions related to credit deterioration, and lower production levels.

Total financing revenue and other interest income decreased by 17% during the year ended December 31, 2008, compared to 2007, due primarily to a decrease in the size of our Mortgage operation’s loan portfolio caused by lower loan production, portfolio runoff, and the deconsolidation of $27.4 billion in securitization trusts in late 2007. Additionally, increased delinquency rates on our mortgage loan portfolio resulted in an increase in nonperforming assets, which adversely impacted our Mortgage operation’s financing revenue. Our North American Automotive Finance operations recognized lower consumer finance revenue due to tighter underwriting standards and lower industry sales; however, the decrease was offset by an increase in operating lease revenue. Operating lease revenue (along with related depreciation expense) increased due to an increase in the average size of the operating lease portfolio. The increase in the average size of the operating lease portfolio primarily occurred during the first half of 2008 as the portfolio was recovering from the transfer of approximately $12.6 billion of net operating assets to GM during November 2006 as part of the Sales Transactions. During the second half of 2008, the portfolio size began to decrease as we exited leasing in certain markets and increased pricing as a result of the impact of significant declines in used vehicle prices.

Interest expense decreased 22% during the year ended December 31, 2008, compared to 2007. The decrease was primarily due to lower average borrowings in our Mortgage operations due to a lower asset base, partially offset by higher funding rates due to unfavorable market conditions and our 2008 refinancing initiatives, which primarily consisted of our private debt exchange.

The $1.2 billion impairment of vehicle operating lease assets resulted from significant declines in used vehicle demand and used vehicle sale prices. Impairments recognized by our North American Automotive Finance operations totaled $1.2 billion and consisted of $808 million related to sport-utility vehicles and trucks in the United States and Canada and $384 million related to the car portfolio in the United States. The impairment recognized by our International Automotive Finance operations totaled $26 million and related to its full-service leasing portfolio.

Net servicing income decreased 8% during the year ended December 31, 2008, compared to 2007, primarily due to decreases in servicing fees collected from GM as certain operating leases previously transferred to GM continue to runoff as they reached the end of their lease term.

Insurance premiums and service revenue decreased 3% during the year ended December 31, 2008, compared to 2007. Insurance premiums and service revenue earned decreased primarily due to lower volume in dealership-related products due to sharp declines in vehicle sales during 2008, challenging domestic pricing conditions, and the sale of our U.S. reinsurance agency in November 2008.

The net loss on mortgage and automotive loans was $605 million for the year ended December 31, 2008, compared to a net gain of $597 million for 2007. The losses recognized in 2008 were primarily due to the sale of certain mortgage loans to enhance liquidity at significantly lower prices due to the absence of traditional investor demand. The net loss was partially curtailed by focusing mortgage loan originations and sales on our prime conforming and government-sponsored products. Additionally, the decrease was partially offset by gains recognized under certain fixed-pricing arrangements on whole-loan sales established in prior years by our North American Automotive Finance operations.

Gains on extinguishment of debt totaled $12.6 billion during 2008. During the fourth quarter of 2008, the private debt exchange and cash tender offers generated pretax gains of $11.5 billion of which Corporate and Other recognized $10.7 billion and Mortgage operations recognized $757 million. This gain represents the difference between the carrying value of the exchanged notes and the fair value of the newly issued securities. Refer to the Critical Accounting Estimates section in this MD&A for further discussion related to the private debt exchange and cash tender offers. The 2008 results also include additional debt extinguishment gains of $1.1 billion recognized by Mortgage operations, offset by losses of $23 million recognized by Corporate and Other due to the repurchase and extinguishment of ResCap debt. Both of these activities occurred during the second and third quarters of 2008.

Other net loss on investments was $1.1 billion for the year ended December 31, 2008, compared to $590 million in 2007. The decease primarily related to extreme market volatility that resulted in unfavorable valuation adjustments, higher realized losses, and impairment charges on certain investments. The valuation adjustments include declines in the fair value of

Management’s Discussion and Analysis

GMAC Inc. • Form 10-K

asset-backed securities and related interests as a result of increased credit losses, rating agency downgrades, declines in the value of underlying collateral, market illiquidity, and changes in discount rate assumptions in certain foreign markets.

Other income, net of losses, was a loss of $644 million for the year ended December 31, 2008, compared to income of $939 million in 2007. Results were adversely impacted by decreased real estate-related revenue due to stress in the mortgage and capital markets and its effect on homebuilders and unfavorable valuation adjustments related to assets and liabilities measured at fair value. Also, the 2008 results reflect equity-method investment losses and a $570 million full equity-method investment impairment due to the decline in credit market conditions and unfavorable asset revaluations.

The provision for loan losses increased 11% during the year ended December 31, 2008, compared to 2007. The increase was primarily driven by credit losses on automotive retail balloon contract loans as demand for used vehicles continued to decrease, causing a significant reduction in underlying collateral values. Additionally, weak used vehicle prices drove higher losses due to increased loss severity and repossession rates. The provision for loan losses for commercial receivables also increased due to declining dealer financial health caused by decreasing vehicle sales due to tightened credit standards and conservative consumer spending patterns. These increases were partially offset by decreases related to lower loan origination levels and a decrease in the size of the portfolio following the deconsolidation of various Mortgage operations’ financing securitizations during the second half of 2007. Additionally, certain fair value elections were made by our Mortgage operations on January 1, 2008, which resulted in a lower provision expense because these elected assets within our Mortgage operation’s held-for-investment loan portfolio were no longer subject to an allowance.

The impairment of goodwill during the year ended December 31, 2008, was the result of a charge of $14 million taken by our North American Automotive Finance operations and $2 million by our Commercial Finance Group. During the year ended December 31, 2007, we recorded a charge of $438 million related to the impairment of goodwill at our Mortgage operations.

Other operating expenses increased 8% during the year ended December 31, 2008, compared to 2007. The increase was primarily driven by higher professional service fees of $218 million, higher vehicle remarketing and repossession expenses of $90 million due to an increase in returned vehicle volume, increased restructuring expenses of $78 million, increased mortgage representation and warranty expenses of $38 million, and increased full-service leasing vehicle maintenance costs of $35 million.

Our consolidated income tax benefit was $60 million during the year ended December 31, 2008, compared to income tax expense of $395 million during the year ended December 31, 2007. At the time, due to our LLC tax status, our effective tax rate was heavily dependent upon the pretax income mix between our pass-through and taxable entities. For 2008, the income recognized by pass-through entities on the private debt exchange and cash tender offers was subject to a slightly lower nominal state income tax rate than operating losses incurred earlier in the year. Meanwhile, at our taxable entities, tax expense consisted of ongoing tax provisions on operating profits plus valuation allowance established at certain foreign subsidiaries. Specifically, operating losses incurred primarily at our foreign mortgage subsidiaries were subject to full valuation allowance that resulted in no tax benefit for these subsidiaries. In 2008, losses incurred at our automotive finance and mortgage pass-through entities combined with other tax adjustments resulted in an immaterial tax expense for the year. Overall, our consolidated tax expense decreased $455 million for the year ended December 31, 2008, compared to the same period in 2007. Included within tax expense was expense related to the establishment of valuation allowances for the years ended December 31, 2008 and 2007, of $639 million and $87 million, respectively. These valuation allowances primarily related to deferred tax assets on our Mortgage operations in the United Kingdom, Canada, and Australia.

Outlook

While future market conditions remain uncertain, our operations will continue to focus on positioning GMAC for improved financial performance. Future actions, as well as those taken in 2009, are expected to improve our access to the capital markets over time and limit the impact of future losses related to the legacy mortgage business. Additionally, these actions position us to explore strategic alternatives for ResCap and are expected to accelerate the timetable for repayment of the U.S. government’s investment. Looking ahead, we are focused on achieving the following key strategic objectives:

•	Capitalize on opportunities in the automotive finance business

•	Demonstrate improved access to the capital markets

Management’s Discussion and Analysis

GMAC Inc. • Form 10-K

•	Continue to build the deposit base at Ally Bank

•	Drive a critical focus on profitability, including expense management

•	Explore strategic alternatives to maximize the value of our mortgage operations and further limit risk

•	Transition fully to a bank holding company model

The following summarizes specific business issues that we expect to face in 2010.

•

Global Automotive Services — In 2010, we expect continued weakness in the overall economic environment caused by stress in the capital and housing markets and high unemployment that will continue to exert pressure on our consumer automotive finance customers resulting in a continuation of higher delinquencies, repossessions, and losses as compared to historical levels. This may not only impact the financing margins and market valuations on our owned portfolio but also impact the profit margins we recognize for sold assets.

Automotive industry sales volumes are expected to increase moderately from 2009 levels, which should positively affect our origination volumes for both the consumer and commercial loan portfolios. On October 1, 2009, GMAC introduced Ally Dealer Rewards, a program designed to drive additional business volumes by providing benefits to dealers that consistently use the company’s comprehensive suite of automotive products and services, including new and used retail financing, wholesale financing, insurance products, and remarketing services. The program is currently only available to GM and Chrysler dealers in the United States, but there are plans to expand the program in the future.

As a result of actions to streamline our International Automotive Finance operations, the majority of new originations will be focused on five main countries: Germany, Brazil, the United Kingdom, Mexico, and our joint venture in China. We believe these countries offer the most advantageous environment for the generation of acceptable returns for our shareholders.

We actively manage our credit risk and believe that as of December 31, 2009, we appropriately reserved for estimated losses incurred in the portfolios. However, a prolonged or deeper economic recession could continue to adversely affect our earnings and financial condition. Retail loans and leases are secured by vehicles, and our credit exposures and risks of loss are impacted by used vehicles prices. While the used vehicle market has been volatile, we expect residual values for both GM and Chrysler vehicles to be relatively stable in 2010. To the extent the used vehicle market deteriorates, this could adversely affect loss severity and residual values in our lease portfolio. In addition, continued weakness or further deterioration in macroeconomic factors may result in a high level of bankruptcy filings by our customers (both consumer and commercial), which would have a negative impact on frequency of losses.

During 2009, the insurance marketplace experienced an increase in the frequency of claims due to an increase in miles driven as a result of lower fuel prices in comparison with 2008. High unemployment also contributed to an increase in instances of insurance fraud. We expect these factors will continue to negatively impact claim loss costs. We are addressing the increased claim loss costs with aggressive pricing and fraud detection methods in a number of markets.

•

Mortgage — We anticipate that domestic and international mortgage markets will remain challenged during 2010. We believe the series of mortgage-related actions announced on December 30, 2009, (described in more detail in Item 1. Our Business – Mortgage) should minimize further adverse effects on GMAC and Ally Bank from any significant future losses related to ResCap’s legacy mortgage business. Additionally, the actions position us to explore strategic alternatives for ResCap and the mortgage business.

We are exposed to valuation and credit risk on our portfolio of residential mortgage loans held-for-sale and held-for-investment and on mortgage- and asset-backed securities, including interests retained from our securitization activities. In addition, we are exposed to credit risk in our lending business. We actively manage our credit risk and believe that as of December 31, 2009, we appropriately reserved for estimated losses incurred in

Management’s Discussion and Analysis

GMAC Inc. • Form 10-K

the portfolios. However, a negative change in economic factors (particularly in the U.S. economy) could adversely affect our 2010 earnings. With most of our credit exposures collateralized by 1–4 family homes, the severity of losses is particularly sensitive to declines in residential home prices. The overall frequency of loss is negatively influenced by increases in adverse macroeconomic factors, such as unemployment rates and bankruptcy filings.

While we have executed on a plan to reduce our exposure to adverse economic conditions, we expect the ResCap legal entity to continue to rely on GMAC for support in the near-term.

•

Funding and liquidity — Our ability to fund our Global Automotive Services and Mortgage operations in a cost-efficient manner is a key component of our profitability. During 2008 and 2009, the capital markets experienced significant stress that translated into increased cost and limited availability of new funding. Therefore, we had to rely on various initiatives implemented by the U.S. government aimed at stabilizing and enhancing liquidity to the financial markets. We participated in several of the programs including the Troubled Asset Relief Program (TARP), the Temporary Liquidity Guarantee Program (TLGP), the Term Auction Facility (TAF), and Term Asset-backed Securities Loan Facility (TALF). Our participation in these programs allowed us to maintain sufficient liquidity to meet all maturing unsecured debt obligations as they came due and to continue our lending and operating activities.

We continue our ongoing practice of exercising prudent liquidity and capital management. Looking forward, given our enhanced liquidity and capital position, we expect that the unsecured market could become a cost-effective means of funding for us in the future, which would assist us in sustaining our liquidity position.

Another strategy we are implementing to strengthen our liquidity position is to maximize the number of retail and wholesale automotive loans funded via Ally Bank. This strategy will allow us to use a greater diversity of funding sources like retail deposits to finance our loan portfolios and maximize profitability. We also expect to use the securitization markets to finance our retail and wholesale automotive loans, which have recently experienced greater market activity and available liquidity in recent months. In the near future, Ally Bank also expects to obtain committed secured credit facilities as an alternative source of liquidity to finance the bank’s growing consumer and commercial automotive loan portfolios. Ally Bank will continue to focus on growing our consumer retail deposit base, increasing our use of the Discount Window, which is the primary credit facility under the Federal Reserve, and Federal Home Loan Bank of Pittsburgh (FHLB) advances.

Refer to the Liquidity Management, Funding, and Regulatory Capital section in this MD&A for further discussion.

Management’s Discussion and Analysis

GMAC Inc. • Form 10-K

Global Automotive Services

Results for Global Automotive Services are presented by reportable segment, which includes our North American Automotive Finance operations, our International Automotive Finance operations, and our Insurance operations.

North American Automotive Finance Operations

Results of Operations

The following table summarizes the operating results of our North American Automotive Finance operations for the periods shown. The amounts presented are before the elimination of balances and transactions with our other reportable segments.

Year ended December 31, ($ in millions)	2009	2008	2007	Favorable/ (unfavorable) 2009-2008 % change	Favorable/ (unfavorable) 2008-2007 % change
Revenue
Consumer	$1,804	$2,358	$3,538	(23)	(33)
Commercial	983	940	1,084	5	(13)
Loans held-for-sale	320	473	143	(32)	n/m
Operating leases	5,408	7,236	6,306	(25)	15
Interest and dividend income	422	478	593	(12)	(19)

Total financing revenue and other interest income	8,937	11,485	11,664	(22)	(2)
Interest expense	2,235	3,419	3,909	35	13
Depreciation expense on operating lease assets	3,500	5,228	4,334	33	(21)
Impairment of investment in operating leases	—	1,192	—	100	n/m

Net financing revenue	3,202	1,646	3,421	95	(52)
Other revenue
Servicing fees	238	295	403	(19)	(27)
Gain on automotive loans, net	220	442	839	(50)	(47)
Other income	299	329	289	(9)	14

Total other revenue	757	1,066	1,531	(29)	(30)
Total net revenue	3,959	2,712	4,952	46	(45)
Provision for loan losses	611	1,198	390	49	n/m
Impairment of goodwill	—	14	—	100	n/m
Noninterest expense	1,596	1,707	1,539	7	(11)

Income (loss) before income tax expense	1,752	(207)	3,023	n/m	(107)
Income tax expense	1,206	88	490	n/m	82

Net income (loss)	$546	$(295)	$2,533	n/m	(112)

Total assets	$68,282	$71,981	$85,191	(5)	(16)

n/m = not meaningful

2009 Compared to 2008

Our North American Automotive Finance operations earned net income of $546 million for the year ended December 31, 2009, compared to a net loss of $295 million for the year ended December 31, 2008. The year ended December 31, 2009, was favorably impacted by a significant improvement in the used vehicle market, which resulted in higher remarketing proceeds that favorably impacted gains on the sale of operating lease assets. Additionally, we incurred lower provision for loan losses related to our liquidating retail balloon portfolio as a result of higher collateral values, which reduced our loss severity. Further, because of this improvement in the used vehicle market, we did not recognize operating lease impairments in 2009, compared to impairments of $1.2 billion in 2008. These favorable items were partially offset by lower financing revenue related to a declining asset base resulting from reduced originations due to the economic recession and the dislocation in the capital and credit markets. Also higher income tax expense resulted from GMAC’s conversion to a corporation for federal income tax purposes effective June 30, 2009.

Management’s Discussion and Analysis

GMAC Inc. • Form 10-K

Total financing revenue and other interest income decreased 22% for the year ended December 31, 2009, compared to 2008. Consumer financing revenue (combined with interest income on consumer loans held-for-sale) decreased 25% during the year ended December 31, 2009, primarily due to lower average consumer asset levels. These lower asset levels were driven by significantly lower originations beginning in late 2008 due to the general economic recession and significantly tighter credit markets in the United States and Canada as well as the runoff of the higher yielding subprime automotive financing portfolio. The $320 million of income on loans held-for-sale for the year ended December 31, 2009, related to interest on loans that are expected to be sold in whole-loan and full securitization transactions over the next twelve months. Commercial revenue increased 5%, compared to the year ended December 31, 2008, primarily due to an increase in average commercial loan balances, which was primarily due to the acquisition of Chrysler wholesale floor plan business and the reconsolidation of previously off-balance sheet wholesale securitization transactions in 2009. Operating lease revenue (along with the related depreciation expense) decreased as new lease originations significantly declined due to our strategic decision in late 2008 to significantly curtail leasing. This decision was based on the continued credit market dislocation and the significant decline in used vehicle prices that resulted in an impairment charge and increasing residual losses during 2008. The decrease in operating lease revenue was partially offset by remarketing gains resulting from higher used vehicle selling prices due to a strengthening used vehicle market in 2009. Interest and dividend income decreased 12% for the year ended December 31, 2009, primarily due to a lower asset base.

Interest expense decreased 35% for the year ended December 31, 2009, compared to 2008. The decrease was driven by lower funding requirements due to lower average asset levels in 2009.

No impairment of investment in operating leases was recognized in 2009. In 2008, we recognized a $1.2 billion impairment, which resulted from sharp declines in demand and used vehicle sale prices, which adversely affected vehicle remarketing proceeds.

Servicing fees decreased 19% for the year ended December 31, 2009, compared to 2008. The decrease in servicing fees related to declines in the serviced asset base primarily resulting from the runoff of the serviced lease portfolio.

We earned a net gain on automotive loans of $220 million for the year ended December 31, 2009, compared to $442 million for the year ended December 31, 2008. The decrease was primarily due to a shift in our strategy in 2009 to a deposit-based funding model through Ally Bank, with less reliance on the securitization markets. Lower whole-loan sales volumes and other off-balance sheet securitization transactions resulted in decreased gains on the sale of retail and wholesale loans.

The provision for loan losses decreased 49% for the year ended December 31, 2009, compared to 2008. The decrease was due primarily to decreases in the provision for retail balloon contracts primarily as a result of a strengthening used vehicle market and portfolio runoff as this product was curtailed in September 2008. A lower supply of used vehicles in 2009, among other factors, resulted in increased residual values and, in turn, lower provision for loan losses. Additionally, during 2008, the commercial provision had trended higher in response to concerns over GM and associated GM dealer financial health. These favorable developments were partially offset by an increase in provision for loan loss expense related to unfavorable loss trends in consumer loans in the nonprime automotive financing portfolio, primarily in the second half of 2009.

Goodwill impairment of $14 million was recognized during the year ended December 31, 2008, as a result of our annual impairment assessment. No such impairment was recognized in 2009.

Other noninterest expense decreased 7% for the year ended December 31, 2009, compared to 2008. The decrease was primarily driven by lower compensation and benefits expense and lower restructuring charges due to headcount reductions resulting from prior restructuring actions.

Our North American Automotive Finance operations incurred income tax expense of $1.2 billion for the year ended December 31, 2009, compared to $88 million for the year ended December 31, 2008. The increase in tax expense for the year ended December 31, 2009, was primarily due to the conversion of GMAC from a limited liability company into a corporation effective June 30, 2009. Due to our change in tax status, as of June 30, 2009, a net deferred tax liability of $927 million was established through income tax expense. Refer to Note 23 to the Consolidated Financial Statements for additional information regarding our change in tax status.

Management’s Discussion and Analysis

GMAC Inc. • Form 10-K

2008 Compared to 2007

Our North American Automotive Finance operations incurred a net loss of $295 million during the year ended December 31, 2008, compared to net income of $2.5 billion during the year ended December 31, 2007. Weaker performance was primarily driven by impairment on operating lease assets of $1.2 billion and higher provisions for loan losses due to weaker consumer and dealer performance. Additionally, declines in new vehicle financing originations, due to tighter underwriting standards and lower industry sales, adversely impacted results.

Total financing revenue and other interest income decreased 2% for the year ended December 31, 2008, compared to 2007. Consumer revenue (combined with interest income on consumer loans held-for-sale) decreased 23% due to tighter underwriting standards and lower industry sales. The income on loans held-for-sale relates to interest on loans that are expected to be sold in whole-loan and off-balance sheet securitization transactions over the next twelve months. The increase over the prior year resulted from the movement of the business to an originate-to-distribute platform. Operating lease revenue (along with the related depreciation expense) increased because the average size of the operating lease portfolio increased. The increase in the average size of the portfolio primarily occurred during the first half of 2008 before we curtailed lease originations and resulted from a recovery in the size of the portfolio following the transfer of approximately $12.6 billion of net operating assets to GM during November 2006. This increase was partially offset by significant declines in used vehicle prices during the second half of 2008, which resulted in increased losses on operating lease disposals and triggered a significant decline in volume as we increased lease pricing and restricted lease originations. We aligned our originations to levels consistent with reduced funding sources as a result of the disruption in capital markets.

Interest expense decreased 13% for the year ended December 31, 2008, compared to 2007. The decrease was driven by lower funding requirements due to lower asset levels.

The $1.2 billion impairment of vehicle operating lease assets resulted from significant declines in used vehicle demand and used vehicle sale prices. Impairments recognized during the year ended December 31, 2008, consisted of $808 million related to sport-utility vehicles and trucks in the United States and Canada and $384 million related to the car portfolio in the United States. No impairment of investment in operating leases was recognized in 2007.

Servicing fees decreased 27% for the year ended December 31, 2008, compared to 2007, primarily due to decreases in servicing fees collected from GM, as certain operating leases previously transferred to GM continued to runoff as they reached the end of their lease term.

Net gain on automotive loans decreased 47% for the year ended December 31, 2008, compared to 2007. The decrease was driven by unfavorable pricing due to deterioration in market conditions and a decrease in off-balance sheet securitization activity. The decrease was partially offset by certain fixed-pricing arrangements in previously established flow agreements that generated higher gains.

The provision for loan losses was $1.2 billion for the year ended December 31, 2008, compared to $390 million for the year ended December 31, 2007. The increase was driven by credit losses on retail balloon contract loans as demand for used vehicles continued to decrease, causing a significant reduction in underlying collateral values. Additionally, weak used vehicle prices and weak economic conditions affecting the consumer drove higher losses due to increased loss severity and repossession rates. The provision for loan losses for commercial receivables also increased due to declining dealer financial health caused by decreasing vehicle sales due to tightened credit standards and conservative consumer spending patterns.

Goodwill impairment of $14 million was recognized during the year ended December 31, 2008, as a result of our annual impairment assessment. No such impairment was recognized in 2007.

Noninterest expense increased 11% for the year ended December 31, 2008, compared to 2007. The increase was primarily attributable to expenses associated with the announced restructuring actions in February 2008 and increased remarketing costs due to an increase in returned vehicle volume.

Our North American Automotive Finance operations incurred income tax expense of $88 million for the year ended December 31, 2008, compared to $490 million for the year ended December 31, 2007. The decrease in tax expense resulted primarily from operating losses in 2008 compared to operating income in 2007. At the time, certain of our U.S. subsidiaries

Management’s Discussion and Analysis

GMAC Inc. • Form 10-K

were not subject to U.S. federal, state, or local tax expense due to their status as pass-through entities for U.S. federal income tax purposes. Our banking and foreign subsidiaries were generally taxable corporations and subject to U.S. federal, state, local, and foreign income tax.

International Automotive Finance Operations

Results of Operations

The following table summarizes the operating results of our International Automotive Finance operations excluding discontinued operations for the periods shown. The amounts presented are before the elimination of balances and transactions with our other reportable segments and include eliminations of balances and transactions among our North American Automotive Finance operations and Insurance operations.

Year ended December 31, ($ in millions)	2009	2008	2007	Favorable/ (unfavorable) 2009-2008 % change	Favorable/ (unfavorable) 2008-2007 % change
Revenue
Consumer	$1,453	$1,899	$1,731	(23)	10
Commercial	442	747	621	(41)	20
Loans held-for-sale	2	—	—	n/m	—
Operating leases	305	344	314	(11)	10
Interest and dividend income	129	370	184	(65)	101

Total financing revenue and other interest income	2,331	3,360	2,850	(31)	18
Interest expense	1,302	2,139	1,695	39	(26)
Depreciation expense on operating lease assets	247	247	216	—	(14)
Impairment of investment in operating leases	—	26	—	100	n/m

Net financing revenue	782	948	939	(18)	1
Other revenue
(Loss) gain on automotive loans, net	(77)	1	—	n/m	n/m
Other income	365	397	432	(8)	(8)

Total other revenue	288	398	432	(28)	(8)
Total net revenue	1,070	1,346	1,371	(21)	(2)
Provision for loan losses	239	218	117	(10)	(86)
Noninterest expense	932	987	782	6	(26)

(Loss) income from continuing operations before income tax expense	(101)	141	472	(172)	(70)
Income tax expense from continuing operations	115	22	108	n/m	80

Net (loss) income from continuing operations	$(216)	$119	$364	n/m	(67)

Total assets	$21,802	$29,290	$36,066	(26)	(19)

n/m = not meaningful

2009 Compared to 2008

Our International Automotive Finance operations incurred a net loss from continuing operations of $216 million during the year ended December 31, 2009, compared to net income from continuing operations of $119 million during the year ended December 31, 2008. The year ended December 31, 2009, was unfavorably impacted by lower financing revenue related to a declining asset base resulting from reduced originations due to the wind-down of operations in several countries and lower GM sales volume due to the general economic recession. Additionally, higher income tax expense resulted from GMAC’s conversion to a corporation for federal income tax purposes effective June 30, 2009. The decrease was partially offset by lower funding costs commensurate with a lower asset base.

Management’s Discussion and Analysis

GMAC Inc. • Form 10-K

Total financing revenue and other interest income decreased 31% for the year ended December 31, 2009, compared to 2008. Consumer financing revenue decreased 23% during the year ended December 31, 2009, primarily due to lower consumer asset levels as a result of significantly lower originations due to the general economic recession, lower GM vehicle sales volume in 2009, and the wind-down of operations in several countries. Consumer asset levels as of December 31, 2009, decreased $3.7 billion, or 24%, compared to December 31, 2008. Commercial revenue decreased 41% during 2009 compared to 2008, primarily due to lower commercial asset levels resulting from decreased GM sales volume and the wind-down of operations in several countries. Operating lease revenue decreased due to the significant curtailment of the lease product beginning in late 2008 and the runoff of assets in the full-service leasing portfolio. Interest and dividend income decreased 65% during the year ended December 31, 2009, primarily due to lower intercompany income resulting from a decline in intercompany-lending activity with our Commercial Finance Group, lower interest revenue from GM as a result of lower GM sales, and the reclassification of interest income on a one-time Brazil judicial deposit in 2008. Additionally, total financing revenue and other interest income was unfavorably impacted by foreign currency movements as a result of the strengthening of the U.S. dollar in 2009 compared to 2008.

Interest expense decreased 39% for the year ended December 31, 2009, compared to 2008. The decreases were driven by reductions in the average balance of interest-bearing liabilities consistent with a lower asset base and favorable foreign currency movements.

No impairment of investment in operating leases was recognized in 2009. The $26 million recognized for the year ended December 31, 2008, related to the full-service leasing portfolio and resulted from declines in demand and used vehicle sale prices.

We incurred a net loss on automotive loans of $77 million for the year ended December 31, 2009, compared to a net gain of $1 million for the year ended December 31, 2008. The loss for the year ended December 31, 2009, was primarily due to the recognition of a $61 million lower of cost or fair value on the held-for-sale Spanish consumer portfolio. Additionally, during 2009 we recognized a $16 million loss on the sale of our India portfolio.

Other income decreased 8% for the year ended December 31, 2009, compared to 2008. The decrease was primarily related to lower full-service leasing fees as a result of asset runoff and the absence of a U.K. value added tax (VAT) refund received in 2008. The decrease was partially offset by favorable mark-to-market adjustments on derivatives and increased vehicle remarketing income on full-service leasing vehicles resulting from a stronger used vehicle market.

Other noninterest expense was $932 million for the year ended December 31, 2009, compared to $987 million in 2008. The 2009 results were favorably impacted by the reclassification of interest income on a one-time Brazil judicial deposit in 2008 and lower IT and marketing expenses. The decrease in expense was partially offset by unfavorable foreign currency movements and higher severance and restructuring expenses.

Our International Automotive Finance operations incurred income tax expense of $115 million for the year ended December 31, 2009, compared to $22 million for the year ended December 31, 2008. The increase in tax expense was primarily due to GMAC’s conversion from a limited liability company to a corporation effective June 30, 2009, and the establishment of valuation allowances on certain deferred tax assets. Refer to Note 23 to the Consolidated Financial Statements for additional information regarding our change in tax status.

2008 Compared to 2007

Our International Automotive Finance operations earned net income from continuing operations of $119 million during the year ended December 31, 2008, compared to $364 million in 2007. Weaker performance was primarily driven by higher provisions for loan losses due to weaker consumer credit performance, net unfavorable foreign currency movements, and higher funding costs.

Total financing revenue and other interest income increased 18% for the year ended December 31, 2008, compared to 2007. The increase was primarily driven by favorable foreign currency movements resulting from the weakening of U.S. dollar versus the various local currencies of the countries in which we operate. Additionally, commercial revenue increased $28 million as a result of the start up of operations in Russia. Interest and dividend income also increased due to higher interest income on intercompany loans caused by higher lending levels with Canada and our Commercial Finance Group as well as the

Management’s Discussion and Analysis

GMAC Inc. • Form 10-K

reclassification of interest income on a one-time Brazil judicial deposit in 2008. The intercompany-lending activities represent the activity of our International Automotive Finance operations before the elimination of balances and transactions with our other reportable segments. Excluding the impact of foreign exchange, consumer revenue decreased slightly in 2008. The global economic recession negatively influenced sales volume resulting in lower consumer asset levels.

Interest expense increased 26% for the year ended December 31, 2008, compared to 2007, primarily due to increased credit spreads, increased funding costs related to asset growth in certain international markets, and unfavorable foreign currency movements.

The $26 million impairment recognized for the year ended December 31, 2008, related to the full-service leasing portfolio and resulted from declines in demand and used vehicle sale prices. No such impairment was recognized in 2007.

Other income decreased 8% for the year ended December 31, 2008, compared to 2007, primarily due to unfavorable mark-to-market adjustments on derivatives. This decrease was partially offset by a U.K. VAT refund received in 2008.

The provision for loan losses was $218 million for the year ended December 31, 2008, compared to $117 million for year ended December 31, 2007. Consumer portfolios in Spain and Colombia were impacted by weak economic conditions, which drove higher losses due to increased loss severity. Additionally, provision expense was negatively impacted by foreign currency movements.

Noninterest expenses increased 26% for the year ended December 31, 2008, compared to 2007. The increase was primarily attributable to unfavorable foreign currency movements and the reclassification of interest income on a one-time Brazil judicial deposit in 2008.

Our International Automotive Finance operations incurred income tax expense of $22 million for the year ended December 31, 2008, compared to $108 million for the year ended December 31, 2007. The decrease in tax expense resulted primarily from lower operating income.

Automotive Finance

Our North American Automotive Finance operations and our International Automotive Finance operations provide automotive financing services to consumers and to automotive dealers and other businesses. For consumers, we offer retail automotive financing and leasing for new and used vehicles, and through our commercial automotive financing operations, we fund dealer purchases of new and used vehicles through wholesale or floorplan financing.

Consumer Automotive Financing

Historically, we have provided two basic types of financing for new and used vehicles: retail automotive contracts and automotive lease contracts. In most cases, we purchase retail contracts and leases for new and used vehicles from dealers when the vehicles are purchased or leased by consumers. In a number of markets outside the United States, we are a direct lender to the consumer. Our consumer automotive financing operations generate revenue through finance charges or lease payments and fees paid by customers on the retail contracts and leases. In connection with lease contracts, we also recognize a gain or loss on the remarketing of the vehicle. For purposes of discussion in this section of the MD&A, the loans related to our consumer automotive-lending activities are referred to as retail contracts.

The amount we pay a dealer for a retail contract is based on the negotiated purchase price of the vehicle and any other products, such as service contracts, less any vehicle trade-in value and any down payment from the consumer. Under the retail contract, the consumer is obligated to make payments in an amount equal to the purchase price of the vehicle (less any trade-in or down payment) plus finance charges at a rate negotiated between the consumer and the dealer. In addition, the consumer is also responsible for charges related to past-due payments. When we purchase the contract, it is normal business practice for the dealer to retain some portion of the finance charge as income for the dealership. Our agreements with dealers place a limit on the amount of the finance charges they are entitled to retain. Although we do not own the vehicles we finance through retail contracts, we hold a perfected security interest in those vehicles. Due to funding challenges related to the general economic recession, in January 2009, we ceased originating financing volume through Nuvell, which had focused on nonprime automotive financing through GM-affiliated dealers and provided private-label automotive financing.

Management’s Discussion and Analysis

GMAC Inc. • Form 10-K

With respect to consumer leasing, we purchase leases (and the associated vehicles) from dealerships. The purchase price of consumer leases is based on the negotiated price for the vehicle less any vehicle trade-in and any down payment from the consumer. Under the lease, the consumer is obligated to make payments in amounts equal to the amount by which the negotiated purchase price of the vehicle (less any trade-in value or down payment) exceeds the projected residual value (including rate support) of the vehicle at lease termination, plus lease charges. The consumer is also generally responsible for charges related to past due payments, excess mileage, and excessive wear and tear. When the lease contract is entered into, we estimate the residual value of the leased vehicle at lease termination. We generally base our determination of the projected residual values on a guide published by an independent publisher of vehicle residual values, which is stated as a percentage of the manufacturer’s suggested retail price. These projected values may be upwardly adjusted as a marketing incentive, if GM or GMAC considers an above-market residual support necessary to encourage consumers to lease vehicles or for a low mileage lease program.

Consumer automotive leases are operating leases; therefore credit losses on the operating lease portfolio are not as significant as losses on retail contracts because lease losses are limited to payments and assessed fees. Since some of these fees are not assessed until the vehicle is returned, these losses on the lease portfolio are correlated with lease termination volume. North American operating lease accounts past due over 30 days represented 3.12% and 2.27% of the total portfolio at December 31, 2009 and 2008, respectively. In late 2008, we made a strategic decision to significantly curtail leasing. This decision was based on the continued distress in the capital markets and the significant decline in used vehicle prices that resulted in increasing residual losses. As used vehicle pricing increased during 2009, we have selectively re-entered the leasing market; however, originations remained significantly lower than in past years.

Our standard leasing plan, SmartLease, requires a monthly payment by the consumer. We also offer an alternative leasing plan, SmartLease Plus, that requires one up-front payment of all lease amounts at the time the consumer takes possession of the vehicle. In addition to the SmartLease plans, prior to September 2008, we offered the SmartBuy plan through U.S. dealerships to consumers. SmartBuy combined certain features of a lease contract with those of a traditional retail contract. Under the SmartBuy plan, the customer pays regular monthly payments that are generally lower than would otherwise be owed under a traditional retail contract. At the end of the contract, the customer has several options including keeping the vehicle by making a final balloon payment, refinancing the balloon payment, or returning the vehicle to us and paying a disposal fee plus any applicable excess wear and excess mileage charges. Unlike a lease contract, during the course of a SmartBuy contract the customer owns the vehicle, and we hold a perfected security interest in the vehicle. Effective September 2008, we ceased new originations of the SmartBuy product.

With respect to all financed vehicles, whether subject to a retail contract or a lease contract, we require that property damage insurance be obtained by the consumer. In addition, for lease contracts, we require that bodily injury and comprehensive and collision insurance be obtained by the consumer.

Consumer automotive finance retail revenue accounted for $3.3 billion, $4.3 billion, and $5.3 billion of our revenue in 2009, 2008, and 2007, respectively.

Management’s Discussion and Analysis

GMAC Inc. • Form 10-K

Financing Volume

The following table summarizes our new and used vehicle consumer financing volume and our share of GM retail shares.

	GMAC consumer automotive financing volume			% share of GM retail sales
Year ended December 31, (units in thousands)	2009	2008	2007	2009	2008	2007
Consumer financing
GM new vehicles
North America
Retail contracts	482	620	852	27	25	27
Leases	6	309	561	—	13	18

Total North America	488	929	1,413	27	38	45
International (retail contracts and leases)	352	539	571	14	25	23

Total GM new units financed	840	1,468	1,984	20	32	35

Used units financed	164	442	504
Non-GM new units financed
Chrysler new units financed	64	8	—
Other non-GM units financed	47	88	108

Total non-GM new units financed	111	96	108

Total consumer automotive financing volume	1,115	2,006	2,596

Our consumer automotive financing volume and penetration levels are significantly influenced by the nature, timing, and extent of GM’s and Chrysler’s use of rate, residual, and other financing incentives for marketing purposes on consumer retail automotive contracts and leases. Financing volume for our Global Automotive Finance operations was lower in 2009 compared to 2008 due to historically low industry sales resulting from the general economic recession, the mix of GM incentive programs, and the significant curtailment of new lease originations in 2009. GM penetration levels were lower in 2009 compared to 2008 due to decreased retail originations primarily related to the wind-down of operations in several countries within our International operations, higher pricing, and tighter underwriting standards in an effort to align our originations to levels consistent with reduced funding sources as a result of the disruption in the capital markets.

Manufacturer Marketing Incentives

GM and Chrysler may elect to sponsor incentive programs (on both retail contacts and leases) by supporting finance rates below the standard market rates at which we purchase retail contracts. These marketing incentives are also referred to as rate support or subvention. When GM or Chrysler utilize these marketing incentives, we are compensated at contract inception for the present value of the difference between the customer rate and our standard rates, which we defer and recognize as a yield adjustment over the life of the contract.

GM historically provided incentives, referred to as residual support, on leases, although we currently do not have residual support arrangements on 2009 originated leases. As previously mentioned, under these programs, we bear a portion of the risk of loss to the extent the value of a leased vehicle upon remarketing is below the projected residual value of the vehicle at the time the lease contract is signed. However, these projected values may be upwardly adjusted as a marketing incentive, if GM considers an above-market residual appropriate to encourage consumers to lease vehicles. Residual support by GM results in a lower monthly lease payment by the consumer. GM reimburses us to the extent remarketing sales proceeds are less than the residual value set forth in the lease contract.

In addition to the residual support arrangement for leases originated prior to 2009, GM shares in residual risk on a significant portion of off-lease vehicles sold at auction. Specifically, we and GM share a portion of the loss when resale proceeds fall below the standard residual values on vehicles sold at auction. GM reimburses us for a portion of the difference between proceeds and the standard residual value (limited to a floor).

Management’s Discussion and Analysis

GMAC Inc. • Form 10-K

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

Effective December 29, 2008, and in connection with the approval of our application to become a bank holding company, GM and GMAC agreed to modify certain terms and conditions of the Financing Services Agreement including the following: (1) for a two-year period, GM can offer retail financing incentive programs through a third-party financing source under certain specified circumstances and, in some cases, subject to the limitation that pricing offered by the third party meets certain restrictions, and after the two-year period, GM can offer any incentive programs on a graduated basis through third parties on a nonexclusive, side-by-side basis with GMAC provided that the pricing of the third parties meets certain requirements; (2) GMAC will have no obligation to provide operating lease financing products; and (3) GMAC will have no targets against which it could be assessed penalties. The modified Financing Services Agreement will expire on December 24, 2013. A primary objective of the Financing Services Agreement continues to be supporting distribution and marketing of GM products.

The following table summarizes the percentage of our annual retail contracts and lease volume that includes GM-sponsored rate and residual incentives.

Year ended December 31,	2009	2008	2007
North America	69%	79%	85%
International	52%	40%	42%

Servicing

Servicing activities consist largely of collecting and processing customer payments, responding to customer inquiries such as requests for payoff quotes, processing customer requests for account revisions (such as payment extensions and rewrites), maintaining a perfected security interest in the financed vehicle, monitoring vehicle insurance coverage, and disposing of off-lease vehicles. Servicing activities are generally consistent for our Global Automotive Finance operations; however, certain practices may be influenced by local laws and regulations.

Our customers have the option to receive monthly billing statements or coupon books, to remit payment by mail or through electronic fund transfers, or to establish online web-based account administration through the GMAC Account Center. Customer payments are processed by regional third-party processing centers that electronically transfer payment data to customers’ accounts.

Servicing activities also include initiating contact with customers who fail to comply with the terms of the retail contract or lease. These contacts typically begin with a remainder notice when the account is 2 to 15 days past due. Telephone contact typically begins when the account is 5 to 20 days past due. Accounts that become 25 to 30 days past due are transferred to special collections centers that track accounts more closely. The nature and timing of these activities depend on the repayment risk that the account poses.

During the collection process, we may offer a payment extension to a customer experiencing temporary financial difficulty. A payment extension enables the customer to delay monthly payments for 30, 60, or 90 days, thereby deferring the

Management’s Discussion and Analysis

GMAC Inc. • Form 10-K

maturity date of the contract by the period of delay. Extensions granted to a customer typically do not exceed 90 days in the aggregate during any 12-month period or 180 days in aggregate over the life of the contract. If the customer’s financial difficulty is not temporary and management believes the customer could continue to make payments at a lower payment amount, we may offer to rewrite the remaining obligation, extending the term and lowering the monthly payment obligation. In those cases, the principal balance generally remains unchanged while the interest rate charged to the customer generally increases. Extension and rewrite collection techniques help mitigate financial loss in those cases where management believes the customer will recover from financial difficulty and resume regularly scheduled payments or can fulfill the obligation with lower payments over a longer period. Before offering an extension or rewrite, collection personnel evaluate and take into account the capacity of the customer to meet the revised payment terms. Although the granting of an extension could delay the eventual charge-off of an account, typically we are able to repossess and sell the related collateral, thereby mitigating the loss. As an indication of the effectiveness of our consumer credit practices, of the total amount outstanding in the United States traditional retail portfolio as of December 31, 2006, only 6.9% of the extended or rewritten accounts were subsequently charged off through December 31, 2009. A three-year period was utilized for this analysis as this approximates the weighted average remaining term of the portfolio. As of December 31, 2009, 10.6% of the total amount outstanding in the servicing portfolio had been granted an extension or was rewritten.

Subject to legal considerations, we will normally begin repossession activity once an account becomes greater than 60-days past due. Repossession may occur earlier if management determines the customer is unwilling to pay, the vehicle is in danger of being damaged or hidden, or the customer voluntarily surrenders the vehicle. Approved third-party repossession firms handle repossessions. Normally the customer is given a period of time to redeem the vehicle by paying off the account or bringing the account current. If the vehicle is not redeemed, it is sold at auction. If the proceeds do not cover the unpaid balance, including unpaid financing charges and allowable expenses, the resulting deficiency is charged off. Asset recovery centers pursue collections on accounts that have been charged off, including those accounts where the vehicle was repossessed, and skip accounts where the vehicle cannot be located.

We have historically serviced retail contracts and leases in our managed portfolio. We will continue selling a portion of the retail contracts that we originate. With respect to contracts we sell, we retain the right to service and earn a servicing fee for our servicing functions. Semperian LLC, a wholly owned subsidiary, performs most servicing activities for U.S. retail contracts and consumer automotive leases on our behalf. Semperian’s servicing activities are performed in accordance with our policies and procedures.

As of December 31, 2009 and 2008, our total consumer automotive serviced portfolio was $82.0 billion and $104.0 billion, respectively, compared to our consumer automotive managed portfolio of $62.9 billion and $80.8 billion, respectively.

Remarketing and Sales of Leased Vehicles

When we acquire a consumer lease, we assume ownership of the vehicle from the dealer. Neither the consumer nor the dealer is responsible for the value of the vehicle at the time of lease termination. Typically, the vehicle is returned to us for remarketing through an auction. We generally bear the risk of loss to the extent the value of a leased vehicle upon remarketing is below the projected residual value determined at the time the lease contract is signed. GM may share this risk with us for certain leased GM vehicles, as described previously under Manufacturer Marketing Incentives.

When vehicles are not purchased by customers or the receiving dealer at lease termination, we regain possession of the leased vehicles from the customers and sell the vehicles, primarily through physical and internet auctions. The following table summarizes our methods of vehicle sales in the United States at lease termination, stated as a percentage of total lease vehicle disposals.

Year ended December 31,	2009	2008	2007
Auction
Internet	60%	47%	43%
Physical	19%	38%	39%
Sale to dealer	13%	10%	12%
Other (including option exercised by lessee)	8%	5%	6%

Management’s Discussion and Analysis

GMAC Inc. • Form 10-K

We primarily sell our off-lease vehicles through:

•

Internet auctions — We offer off-lease vehicles to dealers and certain other third parties through our proprietary internet site (SmartAuction). This internet sales program maximizes the net sales proceeds from off-lease vehicles by reducing the time between vehicle return and ultimate disposition, reducing holding costs, and broadening the number of prospective buyers. We maintain the internet auction site, set the pricing floors on vehicles, and administer the auction process. We earn a service fee for every sale.

•

Physical auctions — We dispose of our off-lease vehicles not purchased at termination by the lease consumer or dealer or sold on an internet auction through traditional official manufacturer-sponsored auctions. We are responsible for handling decisions at the auction including arranging for inspections, authorizing repairs and reconditioning, and determining whether bids received at auction should be accepted.

Commercial Automotive Financing

Automotive Wholesale Dealer Financing

One of the most important aspects of our Global Automotive Finance operations is supporting the sale of GM and Chrysler vehicles through wholesale or floorplan financing, primarily through automotive finance purchases by dealers of new and used vehicles manufactured or distributed by GM and Chrysler and, less often, other vehicle manufacturers before sale or lease to the retail customer. Wholesale automotive financing represents the largest portion of our commercial financing business and is the primary source of funding for GM dealers’ purchases of new and used vehicles. In 2009, we financed 3.9 million new GM vehicles (representing a 78% share of GM sales to dealers). In addition, we financed approximately 249,000 new non-GM vehicles. Additionally, on April 30, 2009, GMAC entered into an agreement with Chrysler to become the preferred provider of new wholesale financing for Chrysler dealer inventory in the United States, Canada, and Mexico, along with other international markets upon the mutual agreement of the parties. We have continued to make significant progress in expanding our financing to Chrysler dealers resulting in increasing penetration levels throughout the year.

Wholesale credit is arranged through lines of credit extended to individual dealers. In general, each wholesale credit line is secured by all vehicles and, in some instances, by other assets owned by the dealer or the operator’s or owner’s personal guarantee. Additionally, to minimize our risk, both GM and Chrysler are bound by repurchase obligations that, under certain circumstances, require them to repurchase new vehicle inventory, such as dealer default. The amount we advance to dealers is equal to 100% of the wholesale invoice price of new vehicles, which includes destination and other miscellaneous charges, and with respect to vehicles manufactured by GM and other motor vehicle manufacturers, a price rebate, known as a holdback, from the manufacturer to the dealer in varying amounts stated as a percentage of the invoice price. Interest on wholesale automotive financing is generally payable monthly. Most wholesale automotive financing of our North American Automotive Finance operations is structured to yield interest at a floating rate indexed to the Prime Rate. The wholesale automotive financing of our International Automotive Finance operations is structured to yield interest at a floating rate indexed to benchmark rates specific to the relative country. The rate for a particular dealer is based on, among other things, competitive factors, the amount and status of the dealer’s creditworthiness, and various incentive programs.

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

Wholesale automotive financing accounted for $1.2 billion, $1.4 billion, and $1.4 billion of our revenues in 2009, 2008, and 2007, respectively.

Management’s Discussion and Analysis

GMAC Inc. • Form 10-K

Financing Volume

The following table summarizes our wholesale financing of new vehicles and share of GM sales to dealers in markets where we operate.

	GMAC wholesale volume			% share of GM sales
Year ended December 31, (units in thousands)	2009	2008	2007	2009	2008	2007
Wholesale financing
GM vehicles
North America	1,374	2,540	3,161	77	76	77
International	2,502	2,864	2,932	79	85	88

Total GM units financed	3,876	5,404	6,093	78	81	82

Non-GM units financed
Chrysler new units financed	131	7	—
Other non-GM units financed	118	189	199

Total non-GM units financed	249	196	199

Total wholesale volume	4,125	5,600	6,292

Our wholesale automotive financing continued to be the primary funding source for GM-dealer inventories. Wholesale financing volume decreased during 2009 compared to 2008, primarily because of lower GM production levels resulting from decreased inventory sales. Penetration levels in North America in 2009 continued to reflect traditionally strong levels, consistent with recent historic experience.

Other Commercial Automotive Financing

We also provide other forms of commercial financing for the automotive industry including automotive dealer term loans and automotive fleet financing. Automotive dealer term loans are loans that we make to dealers to finance other aspects of the dealership business. These loans are typically secured by real estate, other dealership assets, and occasionally the personal guarantees of the individual owners of the dealership. Automotive fleet financing may be obtained by dealers, their affiliates, and other companies and be used to purchase vehicles, which they lease or rent to others. We generally have a security interest in these vehicles and in the rental payments; however, competitive factors may occasionally limit the security interest in this collateral.

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

Dealers are assigned a credit category based on various factors, including capital sufficiency, operating performance, financial outlook, and credit and payment history. The credit category affects the amount of the line of credit, the determination of further advances, and the management of the account. We monitor the level of borrowing under each dealer’s account daily. When a dealer’s balance exceeds the credit line, we may temporarily suspend the granting of additional credit or increase the dealer’s credit line or take other actions following evaluation and analysis of the dealer’s financial condition and the cause of the excess.

We periodically inspect and verify the existence of dealer vehicle inventories. The timing of the verifications varies, and no advance notice is given to the dealer. Among other things, verifications are intended to determine dealer compliance with the financing agreement and confirm the status of our collateral.

Management’s Discussion and Analysis

GMAC Inc. • Form 10-K

Insurance

Results of Operations

The following table summarizes the operating results of our Insurance operations excluding discontinued operations for the periods shown. The amounts presented are before the elimination of balances and transactions with our other operating segments.

Year ended December 31, ($ in millions)	2009	2008	2007	Favorable/ (unfavorable) 2009-2008 % change	Favorable/ (unfavorable) 2008-2007 % change
Revenue
Insurance premiums and service revenue earned	$1,933	$2,666	$2,766	(27)	(4)
Investment income	266	112	290	138	(61)
Other income	72	183	108	(61)	69

Total insurance premiums and other income	2,271	2,961	3,164	(23)	(6)
Expense
Insurance losses and loss adjustment expenses	875	1,311	1,376	33	5
Acquisition and underwriting expense	1,067	1,151	1,242	7	7

Total expense	1,942	2,462	2,618	21	6
Income from continuing operations before income tax expense	329	499	546	(34)	(9)
Income tax expense from continuing operations	57	112	170	49	34

Net income from continuing operations	$272	$387	$376	(30)	3

Total assets	$10,614	$12,013	$13,770	(12)	(13)

Insurance premiums and service revenue written	$1,436	$2,158	$2,491	(33)	(13)

Combined ratio (a)	97.0%	89.1%	90.8%

(a)	Management uses combined ratio as a primary measure of underwriting profitability with its components measured using accounting principles generally accepted in the United States of America. Underwriting profitability is indicated by a combined ratio under 100% and is calculated as the sum of all incurred losses and expenses (excluding interest and income tax expense) divided by the total of premiums and service revenues earned and other income.

2009 Compared to 2008

Our Insurance operations earned net income from continuing operations of $272 million for the year ended December 31, 2009, compared to $387 million for 2008. Net income from continuing operations decreased primarily due to unfavorable underwriting results, principally driven by decreases in premiums earned, and a $93 million gain on the sale of our U.S. reinsurance agency in 2008. These negative impacts were offset by higher realized investment gains during 2009 compared to realized investment losses taken in 2008.

Insurance premiums and service revenue earned decreased 27% for the year ended December 31, 2009, compared to 2008. Insurance premiums and service revenue earned decreased primarily due to the sale of our U.S. reinsurance agency in November 2008. Additionally, decreases were recognized due to lower earned premiums on extended service contracts written in current and prior periods, lower dealer inventory levels, and decreases in international operations. These decreases were primarily due to the overall negative economic environment.

Investment income totaled $266 million for the year ended December 31, 2009, compared to $112 million in 2008. Investment income increased primarily due to the recognition of $79 million of realized capital gains during 2009 compared to $139 million of realized capital losses in 2008, which were driven by unfavorable investment market volatility. The increase was offset by a reduction in the size of the investment portfolio primarily driven by the sale of our U.S. reinsurance agency. The value of the investment portfolio was $4.7 billion and $5.1 billion at December 31, 2009 and 2008, respectively. Additionally, during the year ended December 31, 2009, other-than-temporary impairments of $55 million were recognized on certain investment securities due to unfavorable market conditions.

Management’s Discussion and Analysis

GMAC Inc. • Form 10-K

Other income totaled $72 million for the year ended December 31, 2009, compared to $183 million in 2008. The decrease was primarily due to a $93 million gain recognized in 2008 related to the sale of our U.S. reinsurance agency.

Insurance losses and loss adjustment expenses decreased 33% for the year ended December 31, 2009, compared to 2008. The decrease was primarily driven by the sale of our U.S. reinsurance agency and lower loss experience in our dealership-related products as a result of lower volumes.

Acquisition and underwriting expense decreased 7% for the year ended December 31, 2009, compared to 2008. The decrease was primarily due to the sale of our U.S. reinsurance agency and lower volumes. The decrease was partially offset by an increase in corporate overhead allocations.

Income tax expense decreased 49% for the year ended December 31, 2009, compared to 2008, primarily as a result of lower income before income taxes in 2009.

2008 Compared to 2007

Our Insurance operations earned net income from continuing operations of $387 million for the year ended December 31, 2008, compared to $376 million for 2007. Net income from continuing operations for 2008 was positively impacted by a $93 million gain on the sale of our U.S. reinsurance agency, decreased insurance losses, and reduced acquisition and underwriting expenses. These positive impacts were offset by higher realized investment losses that were driven by other-than-temporary impairments recognized on certain investment securities, losses on sales of securities, and unfavorable investment market volatility. In addition, we recognized lower premiums earned due to a decline in volume of dealership-related products resulting from a sharp decline in vehicle sales.

Insurance premiums and service revenue earned decreased 4% for the year ended December 31, 2008, compared to 2007. Insurance premiums and service revenue earned decreased primarily due to lower volume in dealership-related products due to sharp declines in vehicle sales during 2008, challenging domestic pricing conditions, and the sale of our U.S. reinsurance agency in November 2008.

Investment income totaled $112 million for the year ended December 31, 2008, compared to $290 million in 2007. Investment income decreased primarily due to actions taken to reduce exposure to market volatility, which resulted in realized investment losses of $139 million for the year ended December 31, 2008. The value of the investment portfolio was $5.1 billion and $7.2 billion at December 31, 2008 and 2007, respectively. The decrease in the investment portfolio was driven by economic volatility, including the effects on foreign-denominated securities, and the sale of our U.S. reinsurance agency, which included an investment portfolio.

Other income totaled $183 million for the year ended December 31, 2008, compared to $108 million in 2007. The increase was primarily due to a $93 million gain on sale of our U.S. reinsurance agency.

Insurance losses and loss adjustment expenses and acquisition and underwriting expense decreased 6% for the year ended December 31, 2008, compared to 2007. The decrease was primarily due to lower volumes of U.S. business.

Income tax expense decreased 34% for the year ended December 31, 2008, compared to 2007. The decrease was primarily due to lower income before income taxes and more income generated within LLC entities during 2008.

Underwriting and Risk Management

We determine the premium pricing for our extended service contracts and rates for our insurance policies based upon an analysis of expected losses using historical experience and anticipated future trends. For example, in pricing our extended service contracts, we make assumptions as to the price of replacement parts and repair labor rates in the future.

In underwriting our extended service contracts and insurance policies, we assess the particular risk involved and determine the acceptability of the risk, as well as the categorization of the risk for appropriate pricing. We base our determination of the risk on various assumptions tailored to the respective insurance product. With respect to automotive service contracts, assumptions include the quality of the vehicles produced and new model introductions.

Management’s Discussion and Analysis

GMAC Inc. • Form 10-K

In some instances, ceded reinsurance is used to reduce the risk associated with volatile businesses, such as catastrophe risk in U.S. dealer vehicle inventory insurance or smaller businesses, such as Canadian automobile or European dealer vehicle inventory insurance. Our commercial products business is covered by traditional catastrophe protection, aggregate stop loss protection, and an extension of catastrophe coverage for hurricane events. In addition, loss control techniques, such as hail nets or storm path monitoring to assist dealers in preparing for severe weather, help to mitigate loss potential.

We mitigate losses by the active management of claim settlement activities using experienced claims personnel and the evaluation of current period reported claims. Losses for these events may be compared to prior claims experience, expected claims, or loss expenses from similar incidents to assess the reasonableness of incurred losses.

Loss Reserves

In accordance with industry and accounting practices and applicable insurance laws and regulatory requirements, we maintain reserves for reported losses, losses incurred, but not reported, and loss adjustment expenses. These reserves are based on various estimates and assumptions and are maintained both for business written on a current basis and policies written and fully earned in prior years to the extent there continues to be outstanding and open claims in the process of resolution. Refer to the Critical Accounting Estimates section of this MD&A and Note 17 to the Consolidated Financial Statements for further discussion. The estimated values of our prior reported loss reserves and changes to the estimated values are routinely monitored by credentialed actuaries. Our reserve estimates are regularly reviewed by management; however, since the reserves are based on estimates and numerous assumptions, the ultimate liability may differ from the amount estimated.

Management’s Discussion and Analysis

GMAC Inc. • Form 10-K

Mortgage Operations

Results of Operations

The following table summarizes the operating results for our Mortgage operations excluding discontinued operations for the periods shown. Our Mortgage operations include the ResCap LLC legal entity, the mortgage operations of Ally Bank, and the Canadian mortgage operations of ResMor Trust. The amounts presented are before the elimination of balances and transactions with our other reporting segments.

Year ended December 31, ($ in millions)	2009	2008	2007	Favorable/ (unfavorable) 2009-2008 % change	Favorable/ (unfavorable) 2008-2007 % change
Revenue
Total financing revenue and other interest income	$2,054	$3,482	$7,195	(41)	(52)
Interest expense	1,613	3,191	6,270	49	49

Net financing revenue	441	291	925	52	(69)
Servicing fees	1,321	1,484	1,788	(11)	(17)
Servicing asset valuation and hedge activities, net	(1,104)	(263)	(542)	n/m	51

Total servicing income, net	217	1,221	1,246	(82)	(2)
Gain (loss) on mortgage loans, net	453	(1,048)	(242)	143	n/m
Gain on extinguishment of debt	4	1,875	521	(100)	n/m
Other income, net of losses	(506)	(1,386)	(678)	63	(104)

Total other revenue	168	662	847	(75)	(22)
Total net revenue	609	953	1,772	(36)	(46)
Provision for loan losses	4,702	1,984	2,550	(137)	22
Impairment of goodwill	—	—	438	—	100
Noninterest expense	3,208	2,977	2,915	(8)	(2)

Loss from continuing operations before income tax benefit	(7,301)	(4,008)	(4,131)	(82)	3
Income tax benefit from continuing operations	(228)	(7)	(2)	n/m	n/m

Net loss from continuing operations	$(7,073)	$(4,001)	$(4,129)	(77)	3

Total assets	$38,894	$44,763	$81,307	(13)	(45)

n/m = not meaningful

2009 Compared to 2008

Our Mortgage operations incurred a net loss from continuing operations of $7.1 billion for the year ended December 31, 2009, compared to $4.0 billion for the year ended December 31, 2008. The 2009 results from continuing operations were driven by our strategic actions taken to sell certain legacy mortgage assets resulting in the reclassification of these loans from held-for-investment to held-for-sale. These actions resulted in provision for loan losses of $2.4 billion in the fourth quarter of 2009. Results were also adversely impacted by an increase in mortgage representation and warranty reserve expense of $1.2 billion and low value realization on international asset dispositions. Results were positively impacted by improved margins on government-insured and agency-eligible mortgage loans sales, cost reductions resulting from our restructuring efforts in late 2007 and 2008, slower pace of decline in the home prices, and strong refinancing activities.

Net financing revenue was $441 million for the year ended December 31, 2009, compared to $291 million in 2008. Interest expense decreased significantly due to a reduction in average borrowings in association with a smaller asset base and through ResCap debt extinguishments. Interest expense declined at a faster rate than financing revenue and other interest income reflecting the favorable cost of funding impacts resulting from a declining interest rate environment and reduced reliance on higher rate unsecured debt. Our total financing revenue and other interest income decreased significantly in comparison to 2008 due to a decline in asset levels resulting from asset sales and portfolio runoff. Additionally, we recognized lower yields as a result of higher delinquencies, increases in nonaccrual loan levels, and the impact of lower rates on adjustable rate mortgage loans.

Management’s Discussion and Analysis

GMAC Inc. • Form 10-K

Net servicing income was $217 million for the year ended December 31, 2009, compared to $1.2 billion in 2008. The decrease was due to unfavorable mortgage servicing valuations reflecting reduced cash flows and increased prepayment assumptions resulting from lower market mortgage interest rates as compared to favorable 2008 valuations due to decreasing prepayment trends in 2008. Additionally, we recognized unfavorable hedge performance due to changes in the spreads between our servicing assets and the derivatives used to manage our interest rate risk. Our ability to fully hedge interest risk and interest rate volatility has been restricted since the latter half of 2008 by the limited availability of willing counterparties to enter into forward agreements and liquidity constraints hindering our ability to take positions in the option markets. Servicing fees also declined as a result of portfolio runoff and the sales of certain servicing assets during the second half of 2008.

Gain on mortgage loans, net, was a gain of $453 million for the year ended December 31, 2009, compared to a loss of $1.0 billion in 2008. Results in 2008 were significantly impacted by realized losses related to asset sales and unfavorable valuation adjustments recorded on our mortgage loans held-for-sale, internationally in the United Kingdom and domestically in our purchased distressed asset portfolio. In 2009, we recognized improved margins due to shifts in our product mix to government-insured and agency-eligible mortgage loan sales. Partially offsetting the positive impact were losses resulting from asset reductions in our international portfolios including whole loan asset sales in the United Kingdom.

Gain on extinguishment of debt was $4 million for the year ended December 31, 2009, compared to $1.9 billion for the year ended December 31, 2008. The debt extinguishment gains in 2008 included $1.1 billion following our contribution to ResCap of ResCap notes obtained through open-market repurchase (OMR) transactions or debt tender and exchange offerings and $757 million related to the private debt exchange and cash tender offers completed during the fourth quarter. Refer to Critical Accounting Estimates section in this MD&A for further discussion related to the private debt exchange and cash tender offers.

Other income, net of losses, was a loss of $506 million for the year ended December 31, 2009, compared to $1.4 billion in 2008. The decrease in the loss was driven by lower losses on the sale of foreclosed real estate due to lower volume and severity, the recognition of a $255 million impairment on the resort finance business in 2008, lower impairments on lot option projects and model homes, and negative valuations recorded in 2008 on our retained interests due to increases in discount rate and severity assumptions. The 2009 results were adversely impacted by a $220 million impairment of our equity investments and lower real estate brokerage fee income due to the 2008 sale of our business that provided brokerage and relocation services.

The provision for loan losses was $4.7 billion for the year ended December 31, 2009, compared to $2.0 billion in 2008. The increase in provision expense was primarily related to our strategic actions in the fourth quarter of 2009 that contemplated the sale of certain legacy mortgage assets resulting in the reclassification of these assets from held-for-investment to held-for-sale. These actions resulted in negative valuation adjustments of $2.4 billion in the fourth quarter of 2009. Additionally, we recognized higher provision expenses on the Ally Bank held-for-investment portfolio due to higher delinquencies and loss severities, as well as regulatory input. This increase was partially offset by lower provision for loan losses as a result of lower mortgage loan and lending receivables balances in 2009 compared to 2008.

Total noninterest expense increased 8% during the year ended December 31, 2009, compared to 2008. The increase resulted primarily from higher representation and warranty reserve expense due to higher repurchase demand requests and loss severity. Additionally, expense was higher in 2009 compared to 2008 as a result of the impairment taken on the U.K. platform and higher corporate overhead allocations related to the build out of new corporate functions to satisfy bank holding company requirements. These unfavorable impacts were partially offset by favorable foreign currency movements, lower compensation and benefits expense due to lower headcount associated with our restructuring efforts and lower overall business volume, lower severance and other restructuring charges, and from a reduction in professional fees primarily due to advisory and legal fees related to ResCap’s debt restructuring in 2008.

Income tax benefit was $228 million for the year ended December 31, 2009, compared to $7 million in 2008. The 2009 results were primarily due to losses realized in the mortgage operations of Ally Bank. The 2008 results were driven mainly by the recognition of deferred tax valuation allowances by the foreign operations. In our review of international deferred tax assets during 2008, we concluded that a full valuation allowance should be recorded for most of our international business units since we believed these deferred tax assets would not be realized.

Management’s Discussion and Analysis

GMAC Inc. • Form 10-K

2008 Compared to 2007

Our Mortgage operations incurred a net loss from continuing operations of $4.0 billion for the year ended December 31, 2008, compared to $4.1 billion for 2007. The 2008 results were adversely affected by economic conditions both domestically and internationally. The mortgage and capital markets experienced severe stress throughout 2008 due to credit concerns and housing market contractions in the United States and foreign markets in which we operate, effectively eliminating liquidity sources. Reduced liquidity in the capital markets resulted in stricter mortgage underwriting guidelines that when coupled with declining home prices limited refinancing options for homeowners. Housing prices in many parts of the United States, the United Kingdom, and other international markets declined significantly during 2008. Additionally, the number of delinquent loans increased causing unfavorable severity and frequency assumptions. These adverse conditions resulted in lower net interest margins, increased losses on mortgage loan sales, a decline in fair market value of our mortgage loans held-for-sale, and higher provision for losses in our mortgage held-for-investment and lending receivables portfolios. These negative impacts were partially offset during the year by gains recognized on the extinguishment of debt as well as cost reductions from restructuring actions.

Net financing revenue was $291 million for the year ended December 31, 2008, compared to $925 million in 2007. Total financing revenue decreased for the year ended December 31, 2008, compared to 2007, primarily due to a decline in the average mortgage loan and lending receivable asset balances resulting from declines in mortgage production, asset sales, portfolio runoff, reductions caused by the deconsolidation of $27.4 billion in securitization trusts in 2007, and the sale of our Mortgage operation’s healthcare finance business. The decrease was further attributable to an increase in the rate of delinquencies and volume of nonaccrual loans resulting in lower yields. Interest expense decreased 49% for the year ended December 31, 2008, compared to 2007, primarily due to lower average borrowings, partially offset by higher cost of funds as a result of unfavorable capital market conditions and our refinancing initiatives in 2008.

Net servicing income decreased 2% for the year ended December 31, 2008, compared to 2007. Servicing fees declined due to higher delinquencies and a smaller portfolio as a result of sales of excess servicing and mortgage servicing rights and the runoff of our nongovernment-sponsored portfolio. However, net servicing asset valuation and hedge activities increased despite a larger decline in mortgage rates in 2008 than in 2007. Prepayment speeds in 2008 were slower due to tighter credit standards and declining home prices that limited refinancing options. Additionally, a steeper overall yield curve led to a positive impact on our hedge activities to offset asset valuation losses.

The net loss on mortgage loans was $1.0 billion for the year ended December 31, 2008, compared to $242 million for 2007. The increase was primarily the result of the liquidation of mortgage loans in our international operations and certain distressed assets to enhance liquidity. During 2008, $1.9 billion of distressed mortgage loans were sold resulting in losses of $522 million. Additionally, market conditions in the United Kingdom deteriorated significantly resulting in lower pricing, higher losses, and substantial negative fair value adjustments on the mortgage loans held-for-sale in these markets. The net loss was partially offset by focusing loan originations and sales primarily on our prime conforming and government-sponsored products.

Gain on extinguishment of debt totaled $1.9 billion for the year ended December 31, 2008, compared to $521 million in 2007. During the first nine months of 2008, debt extinguishment gains of $1.1 billion were recognized following our contribution to ResCap of ResCap notes obtained through OMR transactions or debt tender and exchange offerings. The 2008 gain also includes $757 million related to the private debt exchange and cash tender offers completed during the fourth quarter. Refer to Critical Accounting Estimates section in this MD&A for further discussion related to the private debt exchange and cash tender offers. The gain in 2007 was the result of a tender offer completed by ResCap during 2007 and our forgiveness of ResCap notes acquired in OMR transactions.

Other income, net of losses, was a loss of $1.4 billion for the year ended December 31, 2008, compared to $678 million in 2007. The increase in expense was primarily due to the continued stress in the mortgage and capital markets and its effect on homebuilders. This resulted in declines in model home lease income and lot option fees, higher write-downs on lot option projects and model homes, an increase in the loss on sale of model homes, and unfavorable fair value adjustments related to the fair value option election. Additionally, an impairment of $255 million was recorded resulting from an adjustment in fair value on the resort finance business due to its held-for-sale classification. These adverse impacts were partially offset by lower market valuation losses on real estate owned due to lower balances following the deconsolidation of the securitized held-for-investment portfolio in late 2007.

Management’s Discussion and Analysis

GMAC Inc. • Form 10-K

The provision for loan losses decreased 22% for the year ended December 31, 2008, compared to 2007. The decrease was primarily driven by a smaller loan portfolio subject to allowance due to the deconsolidation of $27.4 billion of mortgage loans held-for-investment in 2007. Additionally, certain fair value elections were made on January 1, 2008, that resulted in a lower provision because these assets were adjusted to market each period and no longer subject to an allowance. These impacts were partially offset by an increase in the provision due to increased delinquencies, higher severity and frequency assumptions, and home price depreciation.

During the year ended December 31, 2007, goodwill impairment of $438 million was recorded as a result of certain triggering events, including credit downgrades and significant losses for the business. No such impairment was recognized during 2008.

Noninterest expense increased 2% during the year ended December 31, 2008, compared to 2007. The increase was primarily attributable to an increase in foreign currency losses due to the strengthening U.S. dollar and the changes in unhedged exposure caused by the limited availability of willing counterparties to enter into forward arrangements. The increase was also impacted by an increase in professional fees primarily due to costs associated with ResCap’s debt tender and exchange offerings. These adverse impacts were partially offset by lower compensation and benefits expense due to announced reductions in workforce as a result of restructuring efforts.

Loan Production

U.S. Mortgage Loan Production Channels

We have two primary channels for residential mortgage loan production: the origination of loans through our direct lending network and the purchase of loans in the secondary market (primarily from Ally Bank correspondent lenders).

•

Direct lending network — Our direct lending network consists of internet (including through the ditech.com brand) and telephone-based call center operations. In late 2008, we closed all of our retail branches as part of a restructuring initiative to streamline our operations. Most of the residential mortgage loans of this channel are originated through Ally Bank.

•

Correspondent lender and other secondary market purchases — Loans purchased from correspondent lenders are originated or purchased by the correspondent lenders and subsequently sold to us. All of the purchases from correspondent lenders are conducted through Ally Bank. We qualify and approve any correspondent lenders who participate in the loan purchase programs.

We have ceased the majority of loan originations through mortgage brokers and closed our wholesale channel as part of a restructuring initiative announced in September 2008 to align our operations with the redirected focus on government-sponsored loan products.

The following table summarizes domestic consumer mortgage loan production by channel.

	U.S. mortgage loan production by channel
	2009		2008		2007
Year ended December 31, ($ in millions)	No. of loans	Dollar amount of loans	No. of loans	Dollar amount of loans	No. of loans	Dollar amount of loans
Retail branches	8,215	$1,624	40,316	$7,389	76,882	$12,260
Direct lending (other than retail branches)	33,975	6,900	35,044	6,249	92,470	10,664
Mortgage brokers	607	165	28,210	5,920	110,404	20,561
Correspondent lender and secondary market purchases	260,772	56,042	166,900	35,583	287,084	50,420

Total U.S. production	303,569	$64,731	270,470	$55,141	566,840	$93,905

Management’s Discussion and Analysis

GMAC Inc. • Form 10-K

The following table summarizes the composition of our domestic consumer mortgage loan production.

	U.S. mortgage loan production
	2009		2008		2007
Year ended December 31, ($ in millions)	No. of loans	Dollar amount of loans	No. of loans	Dollar amount of loans	No. of loans	Dollar amount of loans
ResCap	4,267	$730	106,418	$20,107	457,613	$71,247
Ally Bank	299,302	64,001	164,052	35,034	109,227	22,658

Total U.S. production	303,569	$64,731	270,470	$55,141	566,840	$93,905

U.S. Mortgage Loan Production by Type

Consistent with our focus on government-sponsored loan products, we primarily originate prime conforming and government mortgage loans. In addition, we originate and purchase high-quality nonconforming jumbo loans, mostly from correspondent lenders, for the Ally Bank held-for-investment portfolio. Prior to the 2008 restructuring, we originated and acquired a broader range of mortgage loans, which generally fell into one of the following five categories:

•

Prime conforming mortgage loans — Prime credit quality first-lien mortgage loans secured by single-family residences that meet or conform to the underwriting standards established by Fannie Mae or Freddie Mac for inclusion in their guaranteed mortgage securities programs.

•

Prime nonconforming mortgage loans — Prime credit quality first-lien mortgage loans secured by single-family residences that either (1) do not conform to the underwriting standards established by Fannie Mae or Freddie Mac, because they have original principal amounts exceeding Fannie Mae and Freddie Mac limits, which are commonly referred to as jumbo mortgage loans, or (2) have alternative documentation requirements and property or credit-related features (e.g., higher loan-to-value or debt-to-income ratios) but are otherwise considered prime credit quality due to other compensating factors.

•

Prime second-lien mortgage loans — Open- and closed-end mortgage loans secured by a second or more junior lien on single-family residences, which include home equity mortgage loans and lines of credit.

•

Government mortgage loans — First-lien mortgage loans secured by single-family residences that are insured by the Federal Housing Administration (FHA) or guaranteed by the Veterans Administration (VA).

•

Nonprime mortgage loans — First-lien and certain junior lien mortgage loans secured by single-family residences made to individuals with credit profiles that do not qualify for a prime loan, have credit-related features that fall outside the parameters of traditional prime mortgage products, or have performance characteristics that otherwise exposes us to comparatively higher risk of loss. Nonprime includes mortgage loans the industry characterizes as “subprime,” as well as high combined loan-to-value second-lien loans that fell out of our standard loan programs due to noncompliance with one or more criteria.

The following table summarizes domestic consumer mortgage loan production by type.

	U.S. mortgage loan production by type
	2009		2008		2007
Year ended December 31, ($ in millions)	No. of loans	Dollar amount of loans	No. of loans	Dollar amount of loans	No. of loans	Dollar amount of loans
Prime conforming	164,780	$37,651	182,373	$39,559	245,953	$47,376
Prime nonconforming	1,236	992	4,140	1,884	85,567	28,513
Prime second-lien	3	1	11,160	873	179,462	10,097
Government	137,550	26,087	72,784	12,822	24,528	3,605
Nonprime	—	—	13	3	31,330	4,314

Total U.S. production	303,569	$64,731	270,470	$55,141	566,840	$93,905

Management’s Discussion and Analysis

GMAC Inc. • Form 10-K

International Mortgage Loan Production

Due to market conditions, our international mortgage loan production was primarily restricted to insured mortgages in Canada during 2008 and 2009.

The following table summarizes international mortgage loan production for the periods shown.

	International mortgage loan production
	2009		2008		2007
Year ended December 31, ($ in millions)	No. of loans	Dollar amount of loans	No. of loans	Dollar amount of loans	No. of loans	Dollar amount of loans
United Kingdom	25	$4	3,379	$885	68,161	$18,903
Continental Europe	120	27	3,443	901	37,364	7,150
Canada	7,955	1,362	10,948	2,050	10,117	1,947
Other	248	12	3,002	402	9,495	580

Total international loan production	8,348	$1,405	20,772	$4,238	125,137	$28,580

We traditionally exited the assets we originated through securitizations and whole-loan sales. The securitization markets have been restricted or closed in each of our foreign markets. Due to liquidity needs and a lack of access to our historical exit markets, we executed a substantial number of whole-loan sales in 2008 and 2009 at reduced value resulting in large losses and a significantly reduced balance sheet. In 2009, we committed to sell ResCap’s U.K. and continental Europe operations. These operations historically included residential mortgage loan originations, acquisition, sale, and securitization primarily in the United Kingdom, the Netherlands, Germany, and Spain. Refer to Note 2 to the Consolidated Financial Statements for additional information regarding our held-for-sale operations.

U.S. Warehouse Lending

We are a provider of warehouse-lending facilities to correspondent lenders and other mortgage originators in the United States. These facilities enable those lenders and originators to finance residential mortgage loans until they are sold in the secondary mortgage loan market. We provide warehouse-lending facilities principally for prime conforming and government residential mortgage loans, including mortgage loans acquired through correspondent lenders. We also provide limited warehouse-lending facilities for prime second-lien residential mortgage loans, including mortgage loans acquired through correspondent lenders. During the year ended December 31, 2009, we have continued to refine our warehouse-lending portfolio, offering such lending only to current Ally Bank correspondent clients. We provide warehouse lines secured by conforming, government, and nonconforming loans. Advances under warehouse-lending facilities are collateralized by the underlying mortgage loans and bear interest at variable rates. As of December 31, 2009, we had total warehouse line of credit commitments of approximately $2.6 billion, against which we had advances outstanding of approximately $1.5 billion. We also have $54 million of warehouse-lending receivables outstanding related to other offerings as of December 31, 2009. We purchased approximately 36% of the mortgage loans financed by our warehouse-lending facilities in 2009.

Loans Outstanding

Mortgage loans held-for-sale were as follows.

December 31, ($ in millions)	2009	2008
Prime conforming	$3,769	$254
Prime nonconforming	1,295	1,202
Prime second-lien	776	4
Government	3,915	1,215
Nonprime	1,527	574

Total unpaid principal balance (a)	11,282	3,249
Net (discounts) premiums	(319)	(10)
Fair value option election adjustment	19	—
Lower of cost or fair value adjustment	(115)	(610)

Total, net (a)	$10,867	$2,629

(a)	Includes $1.9 billion and $472 million at December 31, 2009 and 2008, respectively, of loans held by off-balance sheet securitization trusts in which we hold a conditional repurchase option. The net carrying value of these loans is equal to the unpaid principal balance.

Management’s Discussion and Analysis

GMAC Inc. • Form 10-K

The net carrying values for mortgage loans held-for-sale by loan type were as follows.

December 31, ($ in millions)	2009	2008
Prime conforming	$3,722	$253
Prime nonconforming	1,252	857
Prime second-lien	763	4
Government	3,952	1,228
Nonprime	1,178	287

Total, net	$10,867	$2,629

Consumer mortgage loans held-for-investment were as follows.

December 31, ($ in millions)	2009	2008
Prime conforming	$386	$884
Prime nonconforming	8,514	14,624
Prime second-lien	3,257	5,982
Government	—	171
Nonprime	6,058	11,542

Total unpaid principal balance (a)	18,215	33,203
Net premiums (discounts)	100	(486)
Fair value option election adjustment	(5,789)	(6,829)
Allowance for loan losses	(640)	(1,142)

Total, net (a)	$11,886	$24,746

(a)	Includes $0 million and $1.1 billion at December 31, 2009 and 2008, respectively, of loans held by off-balance sheet securitization trusts in which we hold a conditional repurchase option. The net carrying value of these loans is equal to the unpaid principal balance.

The net carrying values for consumer mortgage loans held-for-investment by loan type were as follows.

December 31, ($ in millions)	2009	2008
Prime conforming	$364	$800
Prime nonconforming	8,004	13,847
Prime second-lien	2,194	4,743
Government	—	147
Nonprime	1,324	5,209

Total, net	$11,886	$24,746

The composition of commercial-lending receivables by loan type was as follows.

December 31, ($ in millions)	2009	2008
Warehouse	$1,625	$1,556
Construction
Residential	283	1,900
Residential mezzanine	—	56

Total construction	283	1,956
Commercial business	44	266

Total unpaid principal balance	1,952	3,778
Allowance for loan losses	(137)	(599)

Total, net	$1,815	$3,179

Management’s Discussion and Analysis

GMAC Inc. • Form 10-K

Mortgage Loan Servicing

While we sell most of the residential mortgage loans we originate or purchase, we generally retain the rights to service these loans. The retained mortgage servicing rights consist of primary and master servicing rights. When we act as primary servicer, we collect and remit mortgage loan payments, respond to borrower inquiries, account for principal and interest, hold custodial and escrow funds for payment of property taxes and insurance premiums, counsel or otherwise work with delinquent borrowers, supervise foreclosures and property dispositions, and generally administer the loans. When we act as master servicer, we collect mortgage loan payments from primary servicers and distribute those funds to investors in mortgage-backed and mortgage-related asset-backed securities and whole-loan packages. Key services in this regard include loan accounting, claims administration, oversight of primary servicers, loss mitigation, bond administration, cash flow waterfall calculations, investor reporting, and tax reporting compliance. In return for performing primary and master servicing functions, we receive servicing fees equal to a specified percentage of the outstanding principal balance of the loans being serviced and may also be entitled to other forms of servicing compensation, such as late payment fees or prepayment penalties. Servicing compensation also includes interest income or the float earned on collections that are deposited in various custodial accounts between their receipt and the scheduled/contractual distribution of the funds to investors.

The value of mortgage servicing rights is sensitive to changes in interest rates and other factors. We have developed and implemented an economic hedge program to, among other things, mitigate the overall risk of loss due to a change in the fair value of mortgage servicing rights. In accordance with this economic hedge program, we hedge the change in the total fair value of our mortgage servicing rights. The effectiveness of this economic hedging program may have a material effect on the results of operations. Refer to further discussion in the Critical Accounting Estimates section of this MD&A.

The following table summarizes the primary domestic mortgage loan servicing portfolio for which we hold the corresponding mortgage servicing rights.

	U.S. mortgage loan servicing portfolio
	2009		2008		2007
Year ended December 31, ($ in millions)	No. of loans	Dollar amount of loans	No. of loans	Dollar amount of loans	No. of loans	Dollar amount of loans
Prime conforming	1,380,659	$210,914	1,481,111	$225,141	1,554,594	$227,460
Prime nonconforming	191,551	58,103	225,580	67,034	336,319	103,285
Prime second-lien	359,861	14,729	557,197	24,260	651,260	28,297
Government	245,147	40,230	138,802	20,323	180,453	19,454
Nonprime	231,206	25,837	258,026	28,275	349,696	40,105

Total U.S. primary servicing portfolio (a)	2,408,424	$349,813	2,660,716	$365,033	3,072,322	$418,601

(a)	Excludes loans for which we acted as a subservicer. Subserviced loans totaled 118,179 with an unpaid principal balance of $26.5 billion as of December 31, 2009; 149,750 with an unpaid balance of $33.1 billion as of December 31, 2008; and 205,019 with an unpaid principal balance of $44.3 billion as of December 31, 2007.

The following table sets forth our international servicing portfolio for which we hold the corresponding mortgage servicing rights.

	International servicing portfolio
	2009		2008		2007
Year ended December 31, ($ in millions)	No. of loans	Dollar amount of loans	No. of loans	Dollar amount of loans	No. of loans	Dollar amount of loans
United Kingdom	41,821	$6,913	52,446	$8,615	82,326	$19,345
Continental Europe	62,864	14,333	66,765	15,503	69,666	17,953
Canada	26,638	4,677	29,304	4,197	31,620	5,482
Other	542	18	4,277	439	2,091	312

Total international servicing portfolio	131,865	$25,941	152,792	$28,754	185,703	$43,092

Management’s Discussion and Analysis

GMAC Inc. • Form 10-K

Corporate and Other

The following table summarizes the activities of Corporate and Other excluding discontinued operations for the periods shown. Corporate and Other represents our Commercial Finance Group, certain equity investments, other corporate activities, and reclassifications and eliminations between the reportable operating segments.

Year ended December 31, ($ in millions)	2009	2008	2007	Favorable/ (unfavorable) 2009-2008 % change	Favorable/ (unfavorable) 2008-2007 % change
Revenue
Total financing revenue and other interest income	$122	$591	$1,032	(79)	(43)
Interest expense	2,509	2,548	2,532	(2)	1
Depreciation expense on operating lease assets	1	3	2	67	(50)

Net financing loss	(2,388)	(1,960)	(1,502)	(22)	(30)
Other revenue
Gain on extinguishment of debt	661	10,753	42	(94)	n/m
Other gain (loss) on investments, net	347	(482)	53	172	n/m
Other income, net of losses	(268)	(848)	(105)	68	n/m

Total other revenue	740	9,423	(10)	(92)	n/m
Total net revenue	(1,648)	7,463	(1,512)	(122)	n/m
Provision for loan losses	491	10	10	n/m	—
Noninterest expense	478	502	194	5	(159)

(Loss) income from continuing operations before income tax benefit	(2,617)	6,951	(1,716)	(138)	n/m
Income tax benefit from continuing operations	(1,072)	(275)	(371)	n/m	(26)

Net (loss) income from continuing operations	$(1,545)	$7,226	$(1,345)	(121)	n/m

Total assets	$32,714	$31,429	$32,605	4	(4)

n/m = not meaningful

2009 Compared to 2008

Net loss from continuing operations for Corporate and Other was $1.5 billion for the year ended December 31, 2009, compared to net income from continuing operations of $7.2 billion for the year ended December 31, 2008. The decrease was primarily due to a $10.7 billion pretax gain in 2008 that resulted from the December 2008 private debt exchange offers and cash tender offers. This was partially offset by a $634 million gain related to privately negotiated transactions that extinguished certain GMAC debt during 2009. The results were also impacted by an increase of $481 million in provision for loan losses within our Commercial Finance Group. Noninterest expense decreased due to increased corporate overhead allocation reimbursements, which was partially offset by increased compensation and benefits expense due to the addition of new corporate functions to satisfy bank holding company requirements. The decrease in the net loss from continuing operations was partially offset by decreased equity investment losses. In 2008, we recognized equity investment net losses of $176 million and a full impairment on an equity investment of $570 million, primarily attributed to the decline in credit market conditions and unfavorable asset revaluations. Additionally, we experienced an increase in the fair value of asset-backed securities due to improvements in credit spreads used to value the notes. The improved credit spreads result from improving conditions in the asset-backed securities market. We were also favorably impacted by an increase in the income tax benefit primarily related to our conversion to a taxable corporation. Interest expense for the year decreased due to lower debt levels and rates, and lower allocated funds-transfer-pricing charges, offset by the amortization of the original issue discount associated with the December 2008 bond exchange.

For the year ended December 31, 2009, our Commercial Finance Group had a net loss from continuing operations of $405 million compared to net income from continuing operations of $60 million in 2008. The results were primarily impacted by an increase of $481 million in provision for loan losses in the resort finance business and our European operations and the absence of a $29 million gain recognized during July 2008 related to the sale of operations in Poland. The decrease was

Management’s Discussion and Analysis

GMAC Inc. • Form 10-K

partially offset by an income tax benefit related to pretax losses and the impact of our conversion to a corporation in 2009. The results were also impacted by an $87 million fair value impairment recognized upon transfer of the resort finance business assets from held-for-sale to held-for-investment during 2009. Additionally, we recognized lower fee income and interest expense resulting from lower factored sales volume and lower asset levels.

2008 Compared to 2007

Net income from continuing operations for Corporate and Other was $7.2 billion for the year ended December 31, 2008, compared to a net loss from continuing operations of $1.3 billion for the year ended December 31, 2007. The increase was primarily due to a $10.7 billion pretax gain that resulted from the December 2008 private debt exchange offers and cash tender offers. The increase was partially offset by equity investment losses, a full impairment of an equity investment, increased bank facility fees due to increased borrowings, decreased revenue on interest bearing cash due to lower rates, other-than-temporary impairment recognized on certain investment securities due to adverse market conditions, as well as increased compensation and benefits expense, professional service fees, and IT costs. We incurred equity investment net losses of $176 million for the year ended December 31, 2008, compared to equity investment net income of $74 million for the same period in 2007. Additionally, during the fourth quarter of 2008, we recognized a full impairment on an equity investment of $570 million. The equity investment losses and impairment were primarily attributed to the decline in credit market conditions and unfavorable asset revaluations.

Our Commercial Finance Group had net income from continuing operations of $60 million for the year ended December 31, 2008, compared to income of $29 million in 2007. The results were primarily impacted by increased loans held-for-sale revenue, a $29 million gain recognized during July 2008 related to the sale of operations in Poland, other income, and lower compensation and benefits expense and tax expense. The increase was partially offset by increased interest expense as a result of higher asset levels and higher interest spreads.

Management’s Discussion and Analysis

GMAC Inc. • Form 10-K

Risk Management

Managing the risk to reward trade-off is a fundamental component of operating our businesses. Our risk management process is overseen by the GMAC Board of Directors (the Board), various risk committees, and the executive leadership team. The Board sets the strategy across our company while the risk committees and executive leadership team monitor potential risks and manage the risk to be within our risk appetite. The primary risks include credit, market, operational, liquidity, and legal and compliance risk.

•	Credit risk — The risk of loss arising from a borrower not meeting its financial obligations to our firm.

•

Market risk — The risk of loss arising from changes in the fair value of our assets or liabilities caused by movements in market variables, such as interest rates, foreign-exchange rates, and equity prices.

•	Operational risk — The risk of loss arising from inadequate or failed processes or systems, human factors, or external events.

•

Liquidity risk — The risk of loss arising from the failure to recognize or address changes in market conditions affecting both asset and liability flows (see Liquidity Management, Funding, and Regulatory Capital discussion within this MD&A).

•

Legal and compliance risk — The risk of legal or regulatory sanctions, financial loss, or damage to reputation resulting from failure to comply with laws, regulations, rules, other regulatory requirements, or codes of conduct and other standards of self-regulatory organizations.

While risk oversight is ultimately the responsibility of the Board, our governance structure starts within each line of business where committees are established to oversee risk in their respective areas. The lines of business are responsible for executing on risk strategies, policies, and controls that are compliant with global risk management policies, laws, and regulations.

In addition, the Global Risk Management and Compliance organizations are accountable for independently monitoring, measuring, and reporting on the various risks. They are also responsible for defining and monitoring risk tolerances, developing and maintaining policies, and implementing risk management methodologies.

All lines of business and global functions are subject to full and unrestricted audits by Corporate Audit. Corporate Audit reports to the GMAC Audit Committee and is primarily responsible for assisting the Audit Committee in fulfilling its governance and oversight responsibilities. Corporate Audit is granted free and unrestricted access to any and all of our records, physical properties, technologies, management, and employees.

Loan and Lease Exposure

The following table summarizes the gross carrying value of our loan and lease exposures.

December 31, ($ in millions)	2009	2008
Held-for-investment loans	$77,701	$101,728
Held-for-sale loans	20,625	7,919

Total on-balance sheet loans	$98,326	$109,647

Off-balance sheet securitized loans	$107,158	$152,068

Operating lease assets	$15,995	$26,390

Serviced loans and leases	$491,326	$545,411

The risks inherent in our loan and lease exposures are largely driven by changes in the overall economy and its impact to our borrowers. The potential financial statement impact of these exposures varies depending on the accounting classification

Management’s Discussion and Analysis

GMAC Inc. • Form 10-K

and future expected disposition strategy. We primarily originate loans with the intent to sell them and, as such, retain only a small percentage of the loans that we underwrite. Loans that we do not intend to retain are sold to investors such as U.S. agencies and sponsored entities, for which we may have retained an interest or right to service the loans. We ultimately manage the associated risks based on the underlying economics of the exposure.

•

Held-for-investment loans — Loans that we have the intent and ability to hold for the foreseeable future or to maturity or loans associated with an on-balance sheet securitization classified as secured financing. These loans are recorded at the principal amount outstanding, net of unearned income, premiums and discounts, and allowances. Probable credit-related losses inherent in our held-for-investment loans carried at historical cost are reflected in our allowance for loan losses and recognized in current period earnings. We manage the economic risks of these exposures, including credit risk, by adjusting underwriting standards, augmenting our servicing and collection activities (including loan modifications), and optimizing our product and geographic concentrations. Additionally, we have elected to carry certain loans at fair value. Changes in the fair value of these loans are recognized in a valuation allowance separate from the allowance for loan losses and are reflected in current period earnings. We use market-based instruments, such as derivatives, to hedge changes in the fair value of these loans. Refer to the Critical Accounting Estimates discussion within this MD&A and Note 1 to the Consolidated Financial Statements for further information.

•

Held-for-sale loans — Loans that we have the intent to sell. These loans are recorded on our balance sheet at the lower of cost or estimated fair value and are evaluated by portfolio and product type. Changes in the recorded value are recognized in a valuation allowance and reflected in current period earnings. We manage the economic risks of these exposures, including market and credit risks, in various ways including the use of market-based instruments such as derivatives. Additionally, we provide representations and warranties to the purchaser or facility regarding the characteristics of the underlying transferred assets. We estimate the fair value of our liability for representations and warranties when we sell loans and update our estimate quarterly. Refer to the Critical Accounting Estimates discussion within this MD&A and Note 1 to the Consolidated Financial Statements for further information.

•

Off-balance sheet securitized loans — Loans that have been sold into qualified securitized trusts. While these loans are not consolidated on our balance sheet, we typically retain an interest in these loans. Retained interests are recorded at the lower of cost or estimated fair value and are generally classified as trading or available-for-sale securities. Changes in the value of retained interests are recorded as valuation adjustments and reported through earnings or equity depending on the classification. Similar to held-for-investment loans, we manage the economic risks of these exposures, including credit risk, through activities including servicing and collections. Refer to the Critical Accounting Estimates discussion within this MD&A and Note 1 to the Consolidated Financial Statements for further information.

•

Operating lease assets — The net investment in the automotive assets we lease. The assets are carried at cost less depreciation based on the anticipated residual value at the end of the lease contract. An impairment to the carrying value of the assets may be deemed necessary if there is an unfavorable change in the value of the recorded asset. We are exposed to the fluctuations in the expected residual value upon remarketing the vehicle at the end of the lease, and as such, we manage the risks of these exposures at inception by setting minimum lease standards for projected residual values. We periodically receive support from automotive manufacturers for certain residual deficiencies. Refer to the Critical Accounting Estimates discussion within this MD&A and Note 1 to the Consolidated Financial Statements for further information.

•

Serviced loans and leases — Loans that we service on behalf of our customers or another financial institution. As such, these loans can be on or off of our balance sheet. We record an asset and liability based on the fair value of the right to service off-balance sheet mortgage loans. Changes in the fair value of the mortgage servicing rights are recognized in current period earnings. We do not record servicing rights assets or liabilities for nonmortgage portfolios since we receive an upfront fee, which adequately compensates us for the servicing, or the loan is of a short-term revolving nature. We manage the economic risks of these exposures, including market and credit risks, through market-based instruments such as derivatives and securities. Refer to the Critical Accounting Estimates discussion within this MD&A and Note 1 to the Consolidated Financial Statements for further information.

Management’s Discussion and Analysis

GMAC Inc. • Form 10-K

Credit Risk Management

Credit risk is defined as the potential failure to receive payments when due from a borrower in accordance with contractual obligations. Therefore, credit risk is a major source of potential economic loss to us. To mitigate this risk, we have implemented specific processes across all lines of business utilizing both qualitative and quantitative analyses. Credit risk management is overseen through our risk committee structure and by the Risk organization. Together they establish the minimum standards for managing credit risk exposures in a safe-and-sound manner by identifying, measuring, monitoring, and controlling the risks while also permitting acceptable variations for a specific line of business with proper approval.

During 2009, the negative global economic environment and financial market turmoil continued to increase the uncertainty for the financial services sector. Throughout this turbulent economic cycle, we have seen both the housing and vehicle markets significantly decline impacting the credit quality for both our consumer and commercial segments. We anticipate that the uncertainty will continue through 2010 as the economy slowly transitions from recession to recovery. This could negatively impact credit losses and provision for loan losses in upcoming periods.

We have developed policies and practices that are committed to maintaining an independent and ongoing assessment of credit risk and quality. Our policies require an objective and timely assessment of the overall quality of the consumer and commercial loan portfolios, including identification of relevant trends that affect the collectability of the portfolios, isolation of segments of the portfolios that are potential problem areas, identification of loans with potential credit weaknesses, and assessment of the adequacy of internal credit risk policies and procedures to monitor compliance with relevant laws and regulations.

We manage credit risk based on the risk profile of the borrower, the source of repayment, the underlying collateral, and current market conditions. Our business is focused on automotive, residential real estate, commercial real estate, and commercial lending. We classify these loans as either consumer or commercial and analyze credit risk in each as mentioned below. We monitor the credit risk profile of individual borrowers and the aggregate portfolio of borrowers — either within a designated geographic region or a particular product or industry segment. To mitigate our risk concentration, we take part in loan sales, syndications, and/or third party insurance.

In response to the recent credit environment and other market conditions, we have temporarily implemented a more conservative lending policy across our lines of business, generally focusing our lending to borrowers with prime credit scores. Our mortgage operations have substantially eliminated its production of home equity loans as well as loans that do not conform to the underwriting guidelines of Fannie Mae, Freddie Mac, and Ginnie Mae. In addition, effective January 2009, we have ceased originating automotive financing volume through our nonprime automotive financing operations. We expect these actions to remain in place at least until the credit markets stabilize and accessibility improves.

Additionally, we have implemented numerous initiatives in an effort to mitigate loss and provide ongoing support to customers in financial distress. As part of our participation in certain governmental programs, we may offer mortgage loan restructurings to our borrowers. Generally these modifications provide the borrower with some form of concession and, therefore, are deemed to be troubled debt restructurings (TDR). For more information on TDRs see the discussion in Note 1 to the Consolidated Financial Statements. Furthermore, we have internally designed proprietary programs aimed at homeowners at risk of foreclosure. Each program has varying qualification criteria for the borrower to meet as well as associated modification options that we analyze to determine the best solution for the borrower. We have also implemented periodic foreclosure moratoriums that are designed to provide borrowers with extra time to sort out their financial difficulties while allowing them to stay in their homes.

On-balance Sheet Portfolio

Our on-balance sheet portfolio includes both held-for-investment and held-for-sale finance receivables and loans. This primarily included $69.6 billion of automotive and $25.4 billion of mortgage finance receivables and loans as of December 31, 2009. Reported within this portfolio were certain loans that were accounted for at fair value, which were captured within our on-balance sheet view, but were not accounted for as part of the allowance for loan losses but rather as part of the fair value adjustment recorded in earnings for the period incurred. Also reported in our on-balance sheet portfolio were conditional repurchase loans held by securitization trusts that we have the option to repurchase. The typical conditional repurchase option is a delinquent loan repurchase option, which gives us the option to repurchase the loan if it exceeds a

Management’s Discussion and Analysis

GMAC Inc. • Form 10-K

certain prespecified delinquency level (e.g., 90 days). We have complete discretion regarding when or if we will exercise these options, but generally we will do so when it is in our best interest. We rerecognize those assets that can be repurchased under the conditional repurchase option at par value (and any related liability to pay the trust) once the condition has been satisfied; this accounting is applied regardless of whether we intend to exercise the call option or not. These conditional repurchase option loans are not accounted for as part of the allowance and are recorded at fair value at the time the loans are repurchased. As of December 31, 2009, we had $1.9 billion of these loans, all of which were classified as held-for-sale.

As a result of becoming a bank holding company, we have changed several policies to comply with Federal Financial Institutions Examination Council (FFIEC) guidelines including modifications to our charge-off and nonaccrual loan policies. In the third quarter of 2009, we changed our charge-off policy to write down consumer retail automotive loans once a loan becomes 120 days past due. Additionally, during the second quarter of 2009, we changed our policy to write down first-lien mortgage loans once a loan becomes 180 days past due. Under this policy, any outstanding loan balance in excess of the estimated value of the property, less costs to sell, is charged off. These policy changes resulted in charge-offs totaling $452 million for the year ended December 31, 2009. For information on our accounting policies regarding charge-offs see Note 1 to the Consolidated Financial Statements.

Additionally, in the third quarter of 2009, we modified our nonperforming loans policy to generally place our loans on nonaccrual status when they are 90 days or more past due. Nonprime retail automotive loans are placed on nonaccrual status when delinquent for 60 days. Prior to the change, our prime retail automotive receivables were placed on nonaccrual status at 120 days past due. Also in the third quarter of 2009, we changed our policy for modified mortgage loans and now classify all modified loans as troubled debt restructured loans that requires us to place them on nonaccrual status. All nonaccrual loans, including troubled debt restructured loans, remain nonaccrual until such time as the loan has been brought fully current and the collection of contractual principal and interest is reasonably assured. For information on our accounting policies regarding nonperforming status see Note 1 to the Consolidated Financial Statements.

In 2009, our total credit portfolio continued to be negatively affected by overall deteriorating market conditions including rising unemployment and declining home prices, resulting in increased credit risk. In an effort to offset the impact of the weak market conditions, we implemented various changes and strategies throughout our lending operations. In 2009, we implemented tighter underwriting standards, increased collection and servicing resources, increased our focus on the prime lending market, and participated in several loan modification programs. Additionally, we discontinued and sold multiple nonstrategic operations, mainly in our international segments. Within our automotive operations, we exited certain underperforming domestic dealer relationships and on-boarded the majority of Chrysler dealers. Within our mortgage operations, we strategically reclassified $5.6 billion of certain legacy mortgage assets from held-for-investment to loans held-for-sale that resulted in a one-time write-down of $3.1 billion (recorded as a charge-off) in the fourth quarter of 2009. Additionally, we transferred $2.6 billion to operations held-for-sale and recorded a post-transfer impairment charge. Refer to Note 2 to the Consolidated Financial Statements for further information.

Management’s Discussion and Analysis

GMAC Inc. • Form 10-K

The following table presents our total on-balance sheet consumer and commercial finance receivables and loans reported at gross carrying value.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more
December 31, ($ in millions)	2009	2008	2009	2008	2009	2008
Consumer
Loans held-for-investment
Loans at historical cost	$41,458	$60,977	$816	$3,109	$7	$92
Loans at fair value	1,391	1,907	499	361	—	—
Loans repurchased (b)	—	1,079	—	1,070	—	—

Total loans held-for-investment	42,849	63,963	1,315	4,540	7	92
Loans held-for-sale	20,468	6,434	3,390	718	33	7

Total consumer loans	63,317	70,397	4,705	5,258	40	99
Commercial
Loans held-for-investment
Loans at historical cost	34,852	37,765	1,883	3,046	3	—
Loans at fair value	—	—	—	—	—	—
Loans repurchased (b)	—	—	—	—	—	—

Total loans held-for-investment	34,852	37,765	1,883	3,046	3	—
Loans held-for-sale	157	1,485	—	13	—	—

Total commercial loans	35,009	39,250	1,883	3,059	3	—

Total on-balance sheet loans	$98,326	$109,647	$6,588	$8,317	$43	$99

(a)	Nonperforming loans are loans placed on nonaccrual status in accordance with internal loan policies. Refer to the Nonaccrual Loans section of Note 1 to the Consolidated Financial Statements for additional information.
(b)	Loans repurchased are mortgage loans that we have the option, but not the obligation, to repurchase. These conditional repurchased loans are recorded at fair value at the time of repurchase.

Total on-balance sheet loans outstanding at December 31, 2009, decreased $11.3 billion to $98.3 billion from December 31, 2008, reflecting a decrease of $7.1 billion in the consumer portfolio and $4.2 billion in the commercial portfolio. The decrease in total on-balance sheet loans outstanding from the prior year is the result of lower origination levels due in part to weak market conditions, tighter underwriting standards, dealer exits, and portfolio runoff. Also contributing to the decrease were charge-offs and write-downs.

Total nonperforming loans at December 31, 2009, decreased $1.7 billion to $6.6 billion from December 31, 2008, reflecting a decrease of $553 million of consumer nonperforming loans and $1.2 billion of commercial nonperforming loans. The decrease in total nonperforming loans from the prior year is largely due to the strategic workout of underperforming dealerships and the reclassification of certain legacy mortgage assets from held-for-investment to held-for-sale.

Management’s Discussion and Analysis

GMAC Inc. • Form 10-K

The following table includes held-for-investment consumer and commercial net charge-offs from loans at historical cost and related ratios adjusted for one-time charge-offs related to transfers to held-for-sale reported at gross carrying value.

	Net charge-offs (a)		Net charge-off ratios (a)
For the year ended December 31, ($ in millions)	2009	2008	2009	2008
Consumer
Loans held-for-investment at historical cost (b)	$6,082	$1,776	11.2%	2.5%
Commercial
Loans held-for-investment at historical cost	1,017	473	2.8	1.1

Total held-for-investment at historical cost	7,099	2,249	7.9	2.0

Transfers to held-for-sale (c)	(3,438)	—	—	—

Adjusted total held-for-investment at historical cost	$3,661	$2,249	4.1%	2.0%

(a)	Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value, conditional repurchase loans, and loans held-for-sale during the year for each loan category.
(b)	Includes amounts related to residual losses on balloon automotive SmartBuy finance contracts. These amounts totaled $83 million and $342 million for the years ended December 31, 2009 and 2008, respectively.
(c)	Includes $3,428 million and $10 million of net charge-offs related to transfers to held-for-sale for consumer and commercial, respectively.

Our net charge-offs from total on-balance sheet loans totaled $7.1 billion for the year ended December 31, 2009, compared to $2.2 billion for the year ended December 31, 2008. The $4.9 billion increase was largely the result of one time charge-offs taken in the fourth quarter 2009 related to the reclassification and write-down of certain legacy mortgage assets. Also contributing to the increase in net charge-offs were one time write-downs due to the changes in charge-off policies. Loans held-for-sale were accounted for at fair value and therefore do not record charge-offs.

The subsequent consumer and commercial credit portfolio discussions are presented on a held-for-investment basis with loans recorded at historical cost as those loans are included in our allowance for loans losses. Held-for-investment loans measured at fair value and conditional repurchase option loans were excluded from these discussions since those exposures do not carry an allowance. Additionally, the reclassification of certain mortgage legacy assets substantially changed the composition of our held-for-investment consumer mortgage loan portfolio.

Consumer Credit Portfolio

Our consumer portfolio primarily consists of automobile, residential mortgages, and home equity loans, with a focus on serving the prime secured consumer credit market. Loan losses in our consumer loan portfolio are influenced by general business and economic conditions including unemployment rates, bankruptcy filings, and home and used vehicle prices. Additionally, our consumer credit exposure is significantly concentrated in automotive lending (primarily through GM and Chrysler dealerships). Due to our GM and Chrysler subvention relationships, we are able to mitigate some interest income exposure to certain consumer defaults by receiving a rate support payment directly from the automotive manufacturers at origination.

Credit risk management for the consumer portfolio begins with the initial underwriting and continues throughout a borrower’s credit cycle. We manage consumer credit risk through our loan purchase policy, credit approval process, and servicing capabilities. We use credit scoring models to differentiate the expected default rates of credit applicants enabling us to better evaluate credit applications for approval and to tailor the pricing and financing structure according to this assessment of credit risk. We regularly review the performance of the credit scoring models and update them for historical information and current trends. These actions, however, do not eliminate credit risk. Improper evaluations of contracts for purchase, borrower fraud, and changes in the applicant’s financial condition after approval could negatively affect the quality of our receivables portfolio, resulting in credit losses.

Our servicing activities are another key factor in managing consumer credit risk. Servicing activities consist largely of collecting and processing customer payments, responding to customer inquiries such as requests for payoff quotes, and

Management’s Discussion and Analysis

GMAC Inc. • Form 10-K

processing customer requests for account revisions (such as payment extensions and refinancings). Servicing activities are generally consistent across our operations; however, certain practices may be influenced by local laws and regulations.

Over the past year, the credit performance of the consumer held-for-investment loan portfolio continued to be negatively affected by weakness in the housing markets, rising unemployment, and overall weakened economic conditions. Also contributing to the reduction in consumer loans outstanding were asset reclassifications from held-for-investment to held-for-sale, continued portfolio runoff, and lower origination retention. Originations in the consumer loan portfolio for 2009 were driven mainly by our participation in government and automotive manufacturer incentive programs, the low interest rate environment, increased production of conforming loans, and our new partnership with Chrysler.

The following table includes held-for-investment consumer finance receivables and loans recorded at historical cost reported at gross carrying value.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more
December 31, ($ in millions)	2009	2008	2009	2008	2009	2008
Domestic
Automobile	$12,514	$16,281	$267	$294	$—	$19
1st Mortgage	6,921	11,630	326	1,600	1	33
Home equity
1st lien	1,718	1,920	10	13	—	—
2nd lien	2,168	4,950	61	210	—	—

Total domestic	23,321	34,781	664	2,117	1	52
Foreign
Automobile	17,731	21,705	119	125	5	40
1st Mortgage	405	4,437	33	867	1	—
Home equity
1st lien	—	—	—	—	—	—
2nd lien	1	54	—	—	—	—

Total foreign	18,137	26,196	152	992	6	40

Total consumer finance receivables and loans	$41,458	$60,977	$816	$3,109	$7	$92

(a)	Includes nonaccrual restructured loans of $268 million and $550 million as of December 31, 2009 and 2008, respectively.

Total consumer outstanding finance receivables and loans decreased $19.5 billion at December 31, 2009, compared with 2008, largely due to a decrease in the size of the mortgage and home equity loan portfolio as a result of asset reclassifications. Also contributing to the decrease in mortgage and home equity loans outstanding were tighter underwriting standards and low retention of originated loans on the balance sheet as most originations were sold or securitized partially offset by government first-time homebuyer tax credit incentives and increased refinancings. Total consumer automobile outstanding finance receivables and loans decreased $7.7 billion at December 31, 2009, compared to 2008, due to tighter underwriting standards, lower industry sales, and lower retention rates in the held-for-investment portfolio that were partially offset by originations driven by competitive pricing strategies, our partnership with Chrysler, and increased incentive programs (e.g., “Cash for Clunkers” and automotive manufacturer initiatives).

Consumer finance receivables and loans are generally placed on nonaccrual status when delinquent for 90 days or when determined that full collection is not likely. Exceptions include nonprime retail automotive receivables that are placed on nonaccrual status when delinquent for 60 days. Nonaccrual loans also include impaired loans or loans that have been modified in troubled debt restructurings as a concession to borrowers experiencing financial difficulties. For information on our accounting policies regarding nonperforming status see Note 1 to the Consolidated Financial Statements.

Nonperforming loans decreased $2.3 billion compared to December 31, 2008, driven by the write-down and reclassification of certain legacy mortgage assets to held-for-sale. Nonperforming consumer finance receivables and loans as a percentage of total outstanding consumer finance receivables and loans were 2.0% and 5.1% at December 31, 2009 and 2008, respectively.

Management’s Discussion and Analysis

GMAC Inc. • Form 10-K

At December 31, 2009 and 2008, consumer loans accruing past due 90 days or more were $7 million and $92 million, respectively. The decline is primarily due to the changes in our nonaccrual loans policy as stated above.

Consumer domestic automotive loans accruing past due 30 days or more increased $35 million to $834 million at December 31, 2009, compared with 2008, primarily due to increased delinquencies in the runoff nonprime automotive portfolio.

The following table includes held-for-investment consumer net charge-offs and related ratios reported at gross carrying value.

	Net charge-offs		Net charge-off ratios
For the year ended December 31, ($ in millions)	2009	2008	2009	2008
Domestic
Automobile (a)	$823	$931	5.8%	5.1%
1st Mortgage	2,433	374	23.0	2.5
Home equity
1st lien	40	37	2.2	1.9
2nd lien	1,539	178	4.9	0.4

Total domestic	4,835	1,520	15.5	3.8
Foreign
Automobile	301	163	1.5	0.6
1st Mortgage	946	93	25.1	1.6
Home equity
1st lien	—	—	—	—
2nd lien	—	—	—	—

Total foreign	1,247	256	5.4	0.8

Total consumer finance receivables and loans	6,082	1,776	11.2	2.5

Transfers to held-for-sale	(3,428)	—	—	—

Adjusted total consumer finance receivables and loans	$2,654	$1,776	4.9%	2.5%

(a)	Includes amounts related to residual losses on balloon automotive SmartBuy finance contracts. These amounts totaled $83 million and $342 million for the years ended December 31, 2009 and 2008, respectively.

Our net charge-offs from total consumer automobile loans increased $30 million for the year ended December 31, 2009, compared to 2008. The increase in net charge-offs was primarily due to overall weaker economic conditions and a change in our charge-off policy in the third quarter of 2009 to write down retail loans to net realizable value once a loan becomes 120 days past due, which were partially offset by a reduction in severity of losses due to improvement in used vehicle prices in comparison with the same period in 2008.

Our net charge-offs from total consumer mortgage and home equity loans were $5.0 billion for the twelve months ended December 31, 2009, compared to $682 million for the same period in 2008. The significant increase is largely the result of charge-offs taken in the fourth quarter 2009 related to the reclassification and write-down of certain legacy mortgage assets as a result of the decision to sell those loans. Continuing home price depreciation, rising unemployment, and other market factors have resulted in an increase in short sale strategies and foreclosures, driving higher frequency and severity of loss of mortgage and home equity loans. Additionally, during the second quarter of 2009, we changed our charge-off policy to write down first-lien mortgage loans to their net realizable value at no later than 180 days past due. Refer to Note 1 to the Consolidated Financial Statements for additional information related to our charge-off policy.

Management’s Discussion and Analysis

GMAC Inc. • Form 10-K

The following table summarizes the total consumer loan originations unpaid principal balance for the periods shown.

For the year ended December 31, ($ in millions)	2009	2008
Domestic
Automobile	$18,091	$21,174
1st Mortgage	64,731	53,514
Home equity	—	1,626

Total domestic	82,822	76,314
Foreign
Automobile	7,434	15,662
1st Mortgage	1,405	4,173
Home equity	—	65

Total foreign	8,839	19,900

Total consumer loan originations	$91,661	$96,214

Total consumer loan originations include loans classified as held-for-investment and held-for-sale during the period.

Total domestic automotive originated loans decreased $3.1 billion compared to 2008 due to the general economic recession, tighter underwriting standards, and lower GM vehicle sales volume which were partially offset by Chrysler vehicle sales volume as well as various incentive programs (e.g., “Cash for Clunkers” and automotive manufacturer initiatives). Total foreign automotive originations also decreased $8.2 billion at December 31, 2009, compared to 2008, due to the wind-down of operations in several countries.

Total domestic mortgage originated loans increased $11.2 billion due to government homebuyer incentives and increased refinancings. Total foreign mortgage loan originations decreased $2.8 billion due largely to discontinued operations. There were no home equity originations in 2009 due to our change in strategy.

Consumer loan originations retained on-balance sheet as held-for-investment decreased $10.1 billion to $11.8 billion at December 31, 2009, compared to 2008.

The following table shows held-for-investment consumer finance receivables and loans recorded at historical cost reported at gross carrying value by state and foreign concentration. Total automotive loans were $30.2 billion and

$38.0 billion for the years ended December 31, 2009 and 2008, respectively. Total mortgage and home equity loans were $11.2 billion and $23.0 billion for the years ended December 31, 2009 and 2008, respectively.

	2009		2008
December 31,	Automobile	1st Mortgage and home equity	Automobile	1st Mortgage and home equity
California	2.7%	23.3%	2.8%	19.8%
Texas	7.5	2.9	8.3	1.9
Florida	2.1	4.4	2.0	5.3
Illinois	1.9	4.4	2.0	3.4
New York	2.4	2.9	3.3	3.1
Michigan	1.4	5.4	0.9	4.4
Pennsylvania	2.4	1.8	2.5	1.7
Virginia	0.8	5.5	0.8	4.3
Arizona	0.8	4.0	0.9	3.6
Maryland	0.7	4.4	0.7	3.5
Other United States	18.7	37.4	18.6	29.5
Canada	20.1	3.6	16.7	0.8
Germany	13.3	—	12.5	6.9
Brazil	6.8	—	4.3	—
Other foreign	18.4	—	23.7	11.8

Total consumer loans	100.0%	100.0%	100.0%	100.0%

Management’s Discussion and Analysis

GMAC Inc. • Form 10-K

We monitor our consumer loan portfolio for concentration risk across the geographies in which we lend. The highest concentrations of loans in the United States are in California and Texas which represent an aggregate of 15% of our total outstanding consumer loans.

Concentrations in our mortgage operations are closely monitored given the volatility of the housing markets. Our consumer mortgage loan concentrations in California, Florida, and Arizona receive particular attention as their real estate value depreciation has been the most severe. The legacy mortgage asset write-downs and reclassifications to held-for-sale significantly reduced our concentrations in those real estate markets.

Our foreign automotive outstandings are heavily concentrated in Canada and Germany, representing 20% and 13%, respectively, of total consumer automotive loans outstanding.

Repossessed and Foreclosed Assets

Assets are classified as repossessed and foreclosed (included in other assets on the Consolidated Balance Sheet) when physical possession of the collateral is taken, regardless of whether foreclosure proceedings have taken place. For more information on repossessed and foreclosed assets see the discussion in Note 1 to the Consolidated Financial Statements.

Repossessed assets in our automotive finance operations decreased $19 million for the year ended December 31, 2009, compared to 2008. The decrease was primarily attributable to rising used vehicle values, which improved inventory turnover. Foreclosed mortgage assets decreased $470 million during the year ended December 31, 2009, compared to 2008, as we actively worked with borrowers to modify the terms of existing loans or agreed to a short sale.

Higher Risk Mortgage Loans

During the year ended December 31, 2009, we primarily focused our origination efforts on prime conforming and government guaranteed mortgages in the United States and high-quality insured mortgages in Canada, which reduced our overall exposure to products that increase our credit risk. As of December 31, 2009, we continued to hold mortgage loans that have features that expose us to credit risk and thereby could result in a concentration of credit risk. These loan products include high original loan-to-value mortgage loans (prime or nonprime), payment-option adjustable-rate mortgage loans (prime nonconforming), interest-only mortgage loans (classified as prime conforming or nonconforming for domestic production and prime nonconforming or nonprime for international production), and teaser rate mortgages (prime or nonprime).

In circumstances when a loan has features such that it falls into multiple categories it is classified to a category only once based on the following hierarchy: (1) high original loan-to-value mortgage loans, (2) payment-option adjustable-rate mortgage loans, (3) interest-only mortgage loans, and (4) below market rate (teaser) mortgages. We believe this hierarchy provides the most relevant risk assessment of our nontraditional products with the current declining home prices.

The underwriting guidelines for these products take into consideration the borrower’s capacity to repay the loan and credit history. We believe our underwriting procedures adequately consider the unique risks, which may come from these products. We conduct a variety of quality control procedures and periodic audits to ensure compliance with underwriting standards.

•

High loan-to-value mortgages — Defined as first-lien loans with original loan-to-value ratios equal to or in excess of 100% or second-lien loans that when combined with the underlying first-lien mortgage loan result in an original loan-to-value ratio equal to or in excess of 100%.

•

Payment-option adjustable-rate mortgages — Permit a variety of repayment options. The repayment options include minimum, interest-only, fully amortizing 30-year, and fully amortizing 15-year payments. The minimum payment option sets the monthly payment at the initial interest rate for the first year of the loan. The interest rate resets after the first year, but the borrower can continue to make the minimum payment. The interest-only option sets the monthly payment at the amount of interest due on the loan. If the interest-only option payment would be less than the minimum payment, the interest-only option is not available to the borrower. Under the fully amortizing 30- and 15-year payment options, the borrower’s monthly payment is set based on the interest rate, loan balance, and remaining loan term.

Management’s Discussion and Analysis

GMAC Inc. • Form 10-K

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

The following table summarizes the higher-risk mortgage loan production retained as held-for-investment and reported at unpaid principal balance.

December 31, ($ in millions)	2009	2008
High original loan-to-value (greater than 100%) mortgage loans	$11	$169
Payment-option adjustable-rate mortgage loans	—	—
Interest-only mortgage loans	302	812
Below market rate (teaser) mortgages	—	156

Total	$313	$1,137

Domestic interest-only mortgage loan originations are in accordance with approved underwriting guidelines and have an average loan-to-value of 64%.

The following table summarizes held-for-investment mortgage loans and portfolios reported at gross carrying value by higher-risk loan type.

	2009			2008
December 31, ($ in millions)	Outstanding	Nonperforming	Accruing past due 90 days or more	Outstanding	Nonperforming	Accruing past due 90 days or more
High original loan-to-value (greater than 100%) mortgage loans	$7	$4	$—	$1,807	$362	$3
Payment-option adjustable-rate mortgage loans	7	1	—	156	83	1
Interest-only mortgage loans	4,346	139	—	8,694	1,109	2
Below market rate (teaser) mortgages	331	2	—	1,054	24	—

Total	$4,691	$146	$—	$11,711	$1,578	$6

Allowance for loan losses was $279 million or 5.9% of total higher risk held-for-investment mortgage loans based on gross carrying value outstanding at December 31, 2009.

The following table includes our five largest state and foreign concentrations based on our higher risk held-for-investment loans reported at gross carrying value as of December 31, 2009.

December 31, 2009 ($ in millions)	High original loan-to-value (greater than 100%) mortgage loans	Payment-option adjustable-rate mortgage loans	Interest-only mortgage loans (a)	Below market rate (teaser) mortgages	All higher risk loans
California	$1	$2	$1,128	$102	$1,233
Virginia	—	—	397	13	410
Maryland	—	—	309	8	317
Michigan	—	—	259	11	270
Illinois	—	—	230	9	239
All other domestic and foreign	6	5	2,023	188	2,222

Total	$7	$7	$4,346	$331	$4,691

(a)	At origination, interest-only mortgage loans had an average FICO of 743 and an average loan-to-value of 72%.

Management’s Discussion and Analysis

GMAC Inc. • Form 10-K

Commercial Credit Portfolio

Our commercial portfolio consists of automotive loans (wholesale floorplan, dealer term loans, and automotive fleet financing), commercial real estate loans, and other commercial finance loans. In general, the credit risk of our commercial portfolio is tied to overall economic conditions in the countries in which we operate. Further, our commercial credit exposure is concentrated in automotive dealerships (primarily GM and Chrysler). In 2009, we entered into an agreement with Chrysler to provide automotive financing products and services to Chrysler dealers and customers. The agreement provides for incentivized retail financing with limited exclusivity and certain protections designed to minimize our risk of loss. Both GM and Chrysler are bound by repurchase obligations that, under certain circumstances, require them to repurchase new vehicle inventory, such as dealer default.

Our credit risk on the commercial portfolio is markedly different from that of our consumer portfolio. Whereas the consumer portfolio represents a relatively homogeneous pool of retail contracts and leases that exhibits fairly predictable and stable loss patterns, the commercial portfolio exposures can be less predictable. We utilize an internal credit risk rating system that is fundamental to managing credit risk exposure consistently across various types of commercial borrowers and captures many risk factors simultaneously for each borrower. The ratings are used for many areas of credit risk management, such as loan origination, portfolio risk monitoring, management reporting, and loan loss reserves analyses. Therefore, the rating system is critical to an effective credit risk management framework and common credit culture.

During 2009, the credit performance of the commercial portfolio experienced asset-quality deterioration as rising unemployment and reductions in spending persisted. In addition, we have strategically exited funding relationships with certain high-risk automotive dealers and discontinued automotive operations in several countries. Furthermore, the commercial real estate market continues to decline as home prices and construction starts fall and vacancy rates rise.

The following table includes total held-for-investment commercial finance receivables and loans reported at gross carrying value.

	Outstanding		Nonperforming		Accruing past due 90 days or more
December 31, ($ in millions)	2009	2008	2009	2008	2009	2008
Domestic
Commercial and industrial
Automobile	$19,605	$16,913	$281	$1,448	$—	$—
Mortgage	1,572	1,627	37	140	—	—
Resort finance	843	—	783	—	—	—
Other (a)	1,845	3,257	73	64	—	—
Commercial real estate
Automobile	2,008	1,941	256	153	—	—
Mortgage	121	1,696	56	1,070	—	—

Total domestic	25,994	25,434	1,486	2,875	—	—
Foreign
Commercial and industrial
Automobile	7,942	10,749	66	7	—	—
Mortgage	96	195	35	—	—	—
Resort finance	—	—	—	—	—	—
Other (a)	437	960	131	19	3	—
Commercial real estate
Automobile	221	167	24	2	—	—
Mortgage	162	260	141	143	—	—

Total foreign	8,858	12,331	397	171	3	—

Total commercial finance receivables and loans	$34,852	$37,765	$1,883	$3,046	$3	$—

(a)	Other commercial includes warehouse lending as well as structured finance, asset-based lending, and health capital loans.

Management’s Discussion and Analysis

GMAC Inc. • Form 10-K

Total commercial finance receivables and loans outstanding decreased $2.9 billion to $34.9 billion at December 31, 2009, compared to 2008. Domestic commercial and industrial outstandings increased due in part to Chrysler dealership on-boarding and the transfer of resort finance to held-for-investment from held-for-sale. Foreign commercial and industrial outstandings declined $3.4 billion from 2008 as a result of dealer exits and continued portfolio runoff. Domestic and foreign commercial real estate outstandings decreased $1.6 billion from 2008 due to certain asset write-downs and reclassifications to held-for-sale and charge-offs related to the overall commercial real estate market decline.

Commercial finance receivables and loans are generally placed on nonaccrual status when delinquent for 90 days or when full collection is not probable. Exceptions include commercial real estate loans which are placed on nonaccrual status when delinquent for 60 days. For information on our accounting policies regarding nonperforming status see Note 1 to the Consolidated Financial Statements.

Total commercial nonperforming loans were $1.9 billion, a decrease of $1.2 billion compared with the prior year primarily due to strategic workout of underperforming dealerships, partially offset by the transfer of the resort finance portfolio to held-for-investment from held-for-sale. Total nonperforming commercial finance receivables and loans as a percentage of outstanding commercial finance receivables and loans were 5.4% and 8.1% at December 31, 2009 and 2008, respectively.

The following table includes total held-for-investment commercial net charge-offs and related ratios reported at gross carrying value.

	Net charge-offs		Net charge-off ratios
Year ended December 31, ($ in millions)	2009	2008	2009	2008
Domestic
Commercial and industrial
Automobile	$69	$15	0.4%	0.1%
Mortgage	71	124	3.6	5.5
Resort finance	61	—	7.1	—
Other	31	20	1.3	0.6
Commercial real estate
Automobile	7	—	—	—
Mortgage	707	297	73.2	12.1

Total domestic	946	456	3.7	1.7
Foreign
Commercial and industrial
Automobile	18	2	0.2	—
Mortgage	—	—	—	—
Resort finance	—	—	—	—
Other	41	7	6.1	0.6
Commercial real estate
Automobile	—	—	—	—
Mortgage	12	8	5.8	1.7

Total foreign	71	17	0.7	0.1

Total commercial finance receivables and loans	$1,017	$473	2.8%	1.1%

Our net charge-offs of total commercial loans totaled $1.0 billion for the year ended December 31, 2009, compared to $473 million in 2008. The increase in domestic commercial real estate charge-offs was driven largely by write-downs from the reclassification of loans to held-for-sale, as we continue to strategically sell off certain underperforming assets. In addition, home price and construction starts declines continued to weaken the commercial real estate portfolio resulting in increased charge-offs.

Management’s Discussion and Analysis

GMAC Inc. • Form 10-K

Commercial Real Estate

The commercial real estate portfolio consists of loans issued primarily to developers, homebuilders and commercial real estate firms. Commercial real estate outstanding finance receivables and loans were $2.5 billion for the year ended December 31, 2009, compared to $4.1 billion for 2008.

The following table shows held-for-investment commercial real estate loans reported at gross carrying value by geographic region and property type.

December 31,	2009	2008
Geographic region
Florida	11.8%	11.6%
Texas	11.2	13.8
California	9.8	16.2
Michigan	8.5	5.4
Virginia	3.9	3.7
New York	3.7	3.7
Pennsylvania	3.4	2.1
Oregon	2.1	0.8
Alabama	2.1	1.2
Georgia	2.1	2.5
Other United States	26.2	28.5
United Kingdom	7.3	4.5
Canada	4.3	4.1
Germany	0.6	—
Other foreign	3.0	1.9

Total outstanding commercial real estate loans	100.0%	100.0%

Property type
Automobile dealers	84.3%	51.9%
Land and land development	5.7	42.4
Apartments	2.9	2.8
Residential	2.7	2.9
Other	4.4	—

Total outstanding commercial real estate loans	100.0%	100.0%

Commercial Criticized Exposure

Exposures deemed criticized are loans classified as special mention, substandard, or doubtful. These classifications are based on regulatory definitions and generally represent loans within our portfolio that are of higher default risk. These loans require additional monitoring and review including specific actions to mitigate our potential economic loss.

The following table shows industry concentrations for held-for-investment commercial criticized loans reported at gross carrying value. Total criticized exposures were $4.9 billion and $7.0 billion for the years ended December 31, 2009 and 2008, respectively.

December 31,	2009	2008
Industry
Automotive	50.1%	60.5%
Resort finance	17.1	—
Health/medical	7.9	4.4
Real estate	6.1	25.5
Manufacturing	3.2	0.6
Retail	2.7	1.7
Services	2.2	0.4
Banks and finance companies	2.0	3.1
All other	8.7	3.8

Total	100.0%	100.0%

Management’s Discussion and Analysis

GMAC Inc. • Form 10-K

Total criticized exposure decreased $2.1 billion to $4.9 billion from December 31, 2008, primarily due to strategic dealer exits and mortgage asset reclassifications and dispositions partially offset by the transfer of the resort finance portfolio to held-for-investment from held-for-sale.

Selected Loan Maturity and Sensitivity Data

The table below shows the held-for-investment commercial loan portfolio and the distribution between fixed and floating interest rates based upon the stated terms of the commercial loan agreements at December 31, 2009. The table does not include the impact of derivative instruments utilized to hedge certain loans. This portfolio is reported at gross carrying value.

December 31, ($ in millions)	Within 1 year	1-5 years	After 5 years	Total (a)
Commercial and industrial	$20,889	$2,329	$647	$23,865
Commercial real estate	293	1,441	395	2,129

Total domestic	21,182	3,770	1,042	25,994

Foreign	8,514	327	17	8,858

Total commercial loans	$29,696	$4,097	$1,059	$34,852

Loans at fixed interest rates		$1,084	$307
Loans at variable interest rates		3,013	752

Total commercial loans		$4,097	$1,059

(a)	Loan maturities are based on the remaining maturities under contractual terms

Allowance for Loan Losses

The following table presents an analysis of the activity in the allowance for loan losses on finance receivables and loans.

	2009			2008
($ in millions)	Consumer	Commercial	Total	Consumer	Commercial	Total
Balance at January 1,	$2,536	$897	$3,433	$2,141	$614	$2,755
Cumulative effect of change in accounting principles (a)	—	—	—	(616)	—	(616)
Charge-offs
Domestic	(2,425)	(955)	(3,380)	(1,714)	(478)	(2,192)
Foreign	(557)	(76)	(633)	(326)	(21)	(347)
Write-downs related to transfers to held-for-sale	(3,428)	(10)	(3,438)	—	—	—

Total charge-offs	(6,410)	(1,041)	(7,451)	(2,040)	(499)	(2,539)

Recoveries
Domestic	257	19	276	197	22	219
Foreign	71	5	76	67	4	71

Total recoveries	328	24	352	264	26	290

Net charge-offs	(6,082)	(1,017)	(7,099)	(1,776)	(473)	(2,249)
Provision for loan losses	5,149	894	6,043	2,661	749	3,410
Other	61	7	68	126	7	133

Balance at December 31,	$1,664	$781	$2,445	$2,536	$897	$3,433

Allowance for loan losses to finance receivables and loans outstanding at December 31,	4.0%	2.2%	3.2%	4.2%	2.4%	3.5%
Net charge-offs to average finance receivables and loans outstanding at December 31,	11.2%	2.8%	7.9%	2.5%	1.1%	2.0%
Allowance for loan losses to total nonperforming finance receivables and loans at December 31,	203.9%	41.5%	90.6%	81.6%	29.4%	55.8%
Ratio of allowance for loans losses to net charge-offs at December 31,	0.3	0.8	0.3	1.4	1.9	1.5

(a)	Includes adjustments to the allowance at December 31, 2008, of $489 million due to the adoption of the fair value option election and $127 million due to deconsolidation.

The allowance for consumer automotive loan losses at December 31, 2009, decreased $371 million compared to December 31, 2008, primarily due to a declining asset base and decreases in the allowance related to retail balloon contracts.

Management’s Discussion and Analysis

GMAC Inc. • Form 10-K

Given the depressed state of the used vehicle market during most of 2008, an increasing number of customers returned vehicles at the end of the contract term and the vehicles were sold at auction for significant losses. During 2009, the reserves decreased as a result of the strengthening of the used vehicle market and portfolio runoff because this product was curtailed in late 2008. This impact was partially offset by sustained unemployment and adverse market trends, which contributed to higher delinquencies and consequently higher frequency of loss on our nonprime automotive financing portfolio. Additionally, the allowance for loan losses as a percentage of the total on-balance sheet consumer portfolio decreased in comparison with 2008 levels, primarily driven by the decline in the allowance related to the retail balloon contracts.

The allowance for commercial automotive loan losses declined $12 million at December 31, 2009, compared to December 31, 2008. The allowance remained elevated due to continued economic pressures placed on dealers as a result of declining sales volume, declining financial position, and a challenging credit environment.

The allowance for consumer mortgage loan losses at December 31, 2009, decreased significantly compared to December 31, 2008, and was driven by the legacy mortgage asset reclassification to held-for-sale. The deterioration of the domestic and international housing markets continued throughout 2009, although at a slower pace. Our consumer mortgage allowance coverage increased based on the macroeconomic uncertainty, continued stress within the housing industry, and regulatory input. These allowance coverage percentages are based on the allowance for loan losses related to consumer mortgage loans held-for-investment excluding those loans held at fair value as a percentage of the unpaid principal balance, net of premiums and discounts.

The allowance for commercial mortgage loan losses declined significantly at December 31, 2009, compared to December 31, 2008, primarily driven by portfolio runoff and asset sales in our liquidating portfolio.

Allowance for Loan Losses by Type

The following table summarizes the allocation of the allowance for loan losses by product type.

	2009			2008
December 31, ($ in millions)	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of allowance for loan losses	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of allowance for loan losses
Consumer
Domestic
Automobile	$772	6.2%	31.6%	$1,115	6.8%	32.5%
1st Mortgage	388	5.6	15.8	525	4.5	15.3
Home equity	251	6.5	10.3	177	2.6	5.2

Total domestic	1,411	6.1	57.7	1,817	5.2	53.0
Foreign
Automobile	251	1.4	10.2	279	1.3	8.1
1st Mortgage	2	0.5	0.1	409	9.2	11.9
Home equity	—	—	—	31	57.4	0.9

Total foreign	253	1.4	10.3	719	2.7	20.9

Total consumer loans	1,664	4.0	68.0	2,536	4.2	73.9
Commercial
Domestic
Commercial and industrial	489	2.0	20.0	336	1.5	9.8
Commercial real estate	54	2.5	2.2	458	12.6	13.3

Total domestic	543	2.1	22.2	794	3.1	23.1
Foreign
Commercial and industrial	185	2.2	7.6	57	0.5	1.7
Commercial real estate	53	13.8	2.2	46	10.8	1.3

Total foreign	238	2.7	9.8	103	0.8	3.0

Total commercial loans	781	2.2	32.0	897	2.4	26.1

Total allowance for loan losses	$2,445	3.2%	100.0%	$3,433	3.5%	100.0%

Management’s Discussion and Analysis

GMAC Inc. • Form 10-K

Provision for Loan Losses

The following table summarizes the provision for loan losses by product type.

Year ended December 31, ($ in millions)	2009	2008
Consumer
Domestic
Automobile	$493	$1,012
1st Mortgage	2,360	827
Home equity	1,588	252

Total domestic	4,441	2,091
Foreign
Automobile	275	222
1st Mortgage	433	276
Home equity	—	72

Total foreign	708	570

Total consumer loans	5,149	2,661

Commercial
Domestic
Commercial and industrial	437	160
Commercial real estate	255	488

Total domestic	692	648
Foreign
Commercial and industrial	188	42
Commercial real estate	14	59

Total foreign	202	101

Total commercial loans	894	749

Total	$6,043	$3,410

Lease Residual Risk Management

We are exposed to residual risk on vehicles in the consumer lease portfolio. This lease residual risk represents the possibility that the actual proceeds realized upon the sale of returned vehicles will be lower than the projection of these values used in establishing the pricing at lease inception. The following factors most significantly influence lease residual risk.

•

Used vehicle market — We are at risk due to changes in used vehicle prices. General economic conditions, off-lease vehicle supply, and new vehicle market prices most heavily influence used vehicle prices.

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

•	Remarketing abilities — Our ability to efficiently process and effectively market off-lease vehicles affects the disposal costs and the proceeds realized from vehicle sales.

•	Manufacturer vehicle and marketing programs — Automotive manufacturers influence lease residual results in the following ways:

—	The brand image and consumer preference of GM and Chrysler products affect residual risk as our lease portfolio consists primarily of these vehicles.

Management’s Discussion and Analysis

GMAC Inc. • Form 10-K

—	Automotive manufacturer marketing programs may influence the used vehicle market for those vehicles through programs such as incentives on new vehicles, programs designed to encourage lessees to terminate their leases early in conjunction with the acquisition of a new vehicle (referred to as pull-ahead programs), and special rate used vehicle programs.

—	GM and Chrysler may provide support to us for certain residual deficiencies.

The following table summarizes the volume of serviced lease terminations and the average sales proceeds on 24-, 36-, and 48-month scheduled lease terminations, adjusted for 2009 termination vehicle mix, in the United States serviced lease portfolio for the years shown.

Year ended December 31,	2009	2008	2007
Off-lease vehicles remarketed (in units)	369,981	425,567	315,512
Sales proceeds on scheduled lease terminations ($ per unit)
24-month	$22,176	$19,800	$21,831
36-month	17,236	14,502	17,011
48-month	12,382	10,923	12,913

During 2008, in light of current economic conditions that resulted in declines in used vehicle sale prices, we determined that triggering events had occurred that required operating lease assets to be evaluated for impairment. As a result, we recognized impairment of $1.2 billion on vehicle operating lease assets held by our Global Automotive Services. This impairment consisted of $808 million related to sport-utility vehicles and trucks in the United States and Canada and $384 million related to the car portfolio in the United States. The impairment recognized by our International Automotive Finance operations totaled $26 million and related to its full-service leasing portfolio. No impairment of investment in operating leases was recognized in 2009.

Country Risk

We have exposures to obligors domiciled in foreign countries; and therefore, our portfolio is subject to country risk. Country risk is the risk that conditions in a foreign country will impair the value of our assets, restrict our ability to repatriate equity or profits, or adversely impact the ability of the guarantor to uphold their obligations to us. Country risk includes risks arising from the economic, political, and social conditions prevalent in a country, as well as the strengths and weaknesses in the legal and regulatory framework. These conditions may have potentially favorable or unfavorable consequences for our investments in a particular country.

We have a dedicated country risk team that is charged with establishing country risk ratings and country exposure limits, performing stress testing, developing internal watch lists, and establishing a governance process around country risk management. Furthermore, our senior credit risk committee conducts quarterly reviews of our country risk, which also includes cross-border risk.

Cross-border risk is the risk that actions taken by foreign governments may restrict our ability to repatriate profits or transfer cash into or out of foreign countries, thereby impacting our ability and our counterparties’ ability to transact business across borders. We disclose cross-border risk in accordance with FFIEC guidelines.

Cross-border outstandings are reported under the country in which the obligor or guarantor resides. Furthermore, outstandings backed by tangible collateral are reflected under the country in which the collateral is held. For securities received as collateral, cross border outstandings are assigned to the domicile of the issuer of the securities. Resale agreements are presented based on the domicile of the counterparty.

Management’s Discussion and Analysis

GMAC Inc. • Form 10-K

The following table lists all countries in which cross-border outstandings exceed 1.0% of consolidated assets as of December 31, 2009.

($ in millions)	Banks	Public	Other	Net local country assets	Derivatives	Total cross-border outstandings
Germany	$281	$66	$1,459	$3,057	$304	$5,167
Canada	123	285	307	4,226	74	5,015
United Kingdom	581	42	71	2,755	187	3,636

Credit Derivatives

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

The following table summarizes our credit derivatives.

	2009		2008
December 31, ($ in millions)	Contract/notional	Credit risk	Contract/notional	Credit risk
Credit derivatives
Purchased protection
Credit default swaps	$200	$2	$10	$2
Total return swaps	—	—	—	—

Total purchased protection	$200	$2	$10	$2
Written protection
Credit default swaps	$90	$—	$50	$(2)
Total return swaps	—	—	—	—

Total written protection	$90	$—	$50	$(2)

Total credit derivatives	$290	$2	$60	$—

We use credit derivatives to hedge credit risk and reduce risk concentrations on our Consolidated Balance Sheet. We regularly monitor our counterparty credit risk on an absolute and net exposure basis. Overall, net credit risk increased $2 million from 2008 to 2009, primarily due to increased hedging activities in our international operations.

Market Risk

Our automotive financing, mortgage, and insurance activities give rise to market risk representing the potential loss in the fair value of assets or liabilities caused by movements in market variables, such as interest rates, foreign-exchange rates, equity prices, market perceptions of credit risk, and other market fluctuations that affect the value of securities and assets held-for-sale. We are primarily exposed to interest rate risk arising from changes in interest rates related to financing, investing, and cash management activities. More specifically, we have entered into contracts to provide financing, to retain mortgage servicing rights, and to retain various assets related to securitization activities all of which are exposed in varying degrees to changes in value due to movements in interest rates. Interest rate risk arises from the mismatch between assets and the related liabilities used for funding. We enter into various financial instruments, including derivatives, to maintain the desired level of exposure to the risk of interest rate fluctuations. Refer to Note 21 to the Consolidated Financial Statements for further information.

We are exposed to foreign-currency risk arising from the possibility that fluctuations in foreign-exchange rates will affect future earnings or asset and liability values related to our global operations. Our most significant foreign-currency exposures relate to the Euro, the Canadian dollar, the British pound sterling, the Brazilian real, the Mexican peso, and the Australian dollar.

Management’s Discussion and Analysis

GMAC Inc. • Form 10-K

We are also exposed to equity price risk, primarily in our Insurance operations, which invests in equity securities that are subject to price risk influenced by capital market movements. We enter into macro equity hedges, including derivatives, to mitigate our exposure to price fluctuations in the overall portfolio.

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

Sensitivity Analysis

We use sensitivity analysis to manage market risk. Sensitivity analysis captures our exposure to isolated hypothetical movements in specific market rates. The following sensitivity analysis assumes instantaneous, parallel shifts in market exchange rates, interest rate yield curves, and equity prices.

	2009		2008
December 31, ($ in millions)	Non-trading	Trading (a)	Non-trading	Trading (a)
Financial instruments exposed to changes in:
Interest rates
Estimated fair value	$(20,251)	$739	$(17,413)	$1,954
Effect of 10% adverse change in rates	(2,322)	(18)	(2,747)	(42)
Foreign exchange rates
Estimated fair value	$6,432	$111	$(10,486)	$505
Effect of 10% adverse change in rates	(643)	(11)	(1,049)	(51)
Equity prices
Estimated fair value	$676	$—	$505	$—
Effect of 10% decrease in prices	(68)	—	(51)	—

(a)	Includes our trading securities. Refer to Note 6 to the Consolidated Financial Statements for additional information on our trading portfolio.

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

Because our operating leases do not represent financial instruments, they are not included in the interest rate sensitivity analysis. This exclusion is significant to the overall analysis and any resulting conclusions. Although the sensitivity analysis shows an estimated fair value change for the debt that funds our operating lease portfolio, a corresponding change for our operating lease was excluded from the foregoing analysis. This operating lease portfolio had a carrying value of $16.0 billion and $26.4 billion at December 31, 2009 and 2008, respectively. As a result, the overall impact to the estimated fair value of financial instruments from hypothetical changes in interest and foreign currency exchange rates is greater than what we would experience in the event of such market movements.

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

Management’s Discussion and Analysis

GMAC Inc. • Form 10-K

Notwithstanding these risk and control initiatives, we may incur losses attributable to operational risks from time to time, and there can be no assurance these losses will not be incurred in the future.

Liquidity Management, Funding, and Regulatory Capital

Overview

Liquidity management involves forecasting funding requirements driven by asset growth or liability maturities. The goal of liquidity management is to ensure we maintain adequate funds to meet changes in loan and lease demand, debt maturities, unexpected deposit withdrawals, and other seen and unforeseen corporate needs. Our primary funding objective is to ensure we maintain access to stable and diverse liquidity sources throughout all market cycles including periods of financial distress. Sources of liquidity include both retail and brokered deposits and secured and unsecured market-based funding across maturities, interest rate characteristics, currencies, and investor profiles. Further liquidity is available through committed facilities, FHLB advances, and recently enacted government programs.

Liquidity risk arises from the failure to recognize or address changes in market conditions affecting both asset and liability flows. Effective liquidity risk management is critical to the viability of financial institutions to ensure an institution has the ability to meet contractual and contingent financial obligations. The financial market disruptions that began in the summer of 2007 continued to impact the global economy and the financial services industry in 2009. The ability to manage liquidity needs and contingent funding exposures has been essential to the solvency of financial institutions.

ALCO, the Asset-Liability Committee, is responsible for monitoring liquidity on an ongoing basis and delegates the planning and execution of liquidity management strategies to Corporate Treasury. We manage liquidity risk at both the business segment and consolidated level. Each reporting segment, along with Ally Bank, prepares periodic forecasts depicting anticipated funding needs and sources of funds with oversight and monitoring by Corporate Treasury. Corporate Treasury manages liquidity under baseline projected economic scenarios as well as more severe economically stressed environments. Corporate Treasury, in turn, plans and executes our funding activities. In addition, the Liquidity Risk Forum, a newly established liquidity risk committee, is responsible for analyzing liquidity risk measurement standards, liquidity position and investment alternatives, funding plans, forecasted liquidity needs and related risks and opportunities, liquidity buffers, stress testing, and contingency funding. We maintain a cash liquidity reserve that is intended to allow us to operate and meet our contractual obligations in the event of constrained access to external liquidity. The size of this reserve is measured and managed as the number of months of liquidity provided.

Funding Strategy

Our liquidity and ongoing profitability are largely dependent on our timely access to funding and the costs associated with raising funds in different segments of the capital markets. We continue to be extremely focused on maintaining and enhancing our liquidity. During 2009, as part of our overall transformation from an independent financial services company to a bank holding company, we changed our funding strategy accordingly. Historically, our funding strategy has focused on the development of diversified funding sources across a global investor base to meet all our liquidity needs including public unsecured debt capital markets, asset-backed securitizations (both public and private), whole-loan sales, domestic and international committed and uncommitted bank lines, and brokered certificates of deposits and retail deposits. While that continues to be our focus, we have also further distinguished our funding strategy between bank funding and holding company or nonbank funding.

Bank Funding

At December 31, 2009, Ally Bank maintained cash liquidity of $9.4 billion and highly liquid U.S. federal government and U.S. agency securities of $5.0 billion. Maximizing bank funding is the cornerstone of our long-term liquidity strategy. Ally Bank continues to grow and is becoming a more prominent part of our overall funding strategy. During 2009, we received an expanded exemption from the Federal Reserve allowing Ally Bank to originate a limited amount of GM-related retail and wholesale assets subject to certain conditions. Previously, we were more limited in the GM-related assets that could be originated in Ally Bank due to Section 23A of the Federal Reserve Act. Today, all new bank eligible assets in the U.S. are being directed to Ally Bank in order to reduce and minimize our nonbanking exposures. With respect to consumer lending, asset eligibility for the bank depends on many factors including credit bureau information, loan-to-value, and contract length.

Management’s Discussion and Analysis

GMAC Inc. • Form 10-K

The restrictions of Section 23A will cease to apply to GM-related transactions once GM and GMAC cease to be deemed “affiliates” under applicable bank regulatory standards; this would then allow us to have more funding available for a majority of our automotive finance assets and to provide a sustainable long-term funding channel for the business.

Ally Bank has access to funding through Federal Home Loan Bank (FHLB) advances, the Federal Reserve’s Discount Window, repurchase arrangements, public securitizations, private funding arrangements, brokered certificates of deposit, and retail deposits. Deposits are becoming one of our largest funding sources and are the key source of funding at Ally Bank. Deposits provide a stable, low-cost source of funds that are less sensitive to interest rate changes or market volatility that we utilize to fund loan and asset growth and to diversify funding sources. We have continued to expand our deposit gathering efforts through our direct and indirect marketing channels. Current product offerings consist of a variety of savings products including certificates of deposits (CDs), savings accounts, and money market accounts, as well as an online checking product. At December 31, 2009, the deposit base at Ally Bank was $28.8 billion, up from $19.2 billion at December 31, 2008.

Internationally, we are also focused on growing our deposit raising platforms. In Canada, through our ResMor Trust subsidiary (ResMor), we began raising deposits during 2009. ResMor launched its online deposit platform in September 2009, providing a variety of products under the Ally brand. As of December 31, 2009, this retail deposit channel had raised $178 million. This is in addition to a broker deposit product line that had a balance of $1.5 billion at December 31, 2009, compared to $639 million at December 31, 2008.

Nonbank Funding

As of December 31, 2009, the parent company maintained cash liquidity in the amount of $8.9 billion and the ability to draw additional committed liquidity up to $12.3 billion (excluding Mortgage operations) assuming incremental collateral is available to contribute to secured facilities. For purposes of this section of the MD&A, parent company is defined as GMAC consolidated less our Insurance operations, ResCap, and Ally Bank. As we shift our focus to growing bank funding capabilities, we are similarly focused on minimizing the uses of our parent company liquidity and reducing the amount of assets funded outside the bank. It is our expectation that our parent company liquidity will only be used for assets that do not meet bank eligibility standards. Therefore, over time, we expect assets funded through nonbank funding will decline and will primarily be those generated from our non-U.S. operations. The parent company, as well as some of our nonbank subsidiaries, has secured funding facilities with third parties. Secured funding facilities continue to be an important component of our funding strategy. However, we are less dependent on these facilities due to our expanded use of Ally Bank as well as the capital received and funding we raised throughout 2009 from different government programs. The parent company has capacity under committed credit facilities that total approximately $38.9 billion of which approximately $26.2 billion was drawn at December 31, 2009. The majority of these facilities mature at various times between now and June 2011, and we continue to evaluate the possibility of extending these facilities beyond that time frame. In addition, we maintain access to our committed automotive whole-loan forward flow agreements into 2010 in the amount of $9.4 billion.

Our wholly owned subsidiary, ResCap, also actively manages its liquidity and capital positions. Throughout 2008 and 2009, we took actions intended to improve liquidity and support the capital structure of ResCap. During 2009, ResCap received capital contributions from GMAC of $4.0 billion in the form of cash, mortgage loans held-for-sale (which GMAC acquired from Ally Bank), receivables, the forgiveness of debt and affiliated payables, and recognized a gain on extinguishment of debt of $1.7 billion as a result of contributions and forgiveness of ResCap’s outstanding notes, which GMAC previously repurchased in the open market at a discount or through our private debt exchange and cash tender offers. Although our continued actions through various funding and capital initiatives demonstrate support for ResCap, there are currently no commitments or assurances for future funding and/or capital support.

Market Conditions

The stress in the financial markets that began in 2007 continued to impact the economy and financial services sector in 2009, but the financial markets showed signs of improvement and stability over the course of the year. In response to these evolving market conditions, we have taken several steps aimed at maintaining and enhancing liquidity. Overall liquidity remains strong with cash and cash equivalents at over $14.7 billion as of December 31, 2009, and the ability to draw down on additional committed liquidity of up to $12.7 billion assuming incremental collateral is available to contribute to secured facilities. In addition, the U.S. government and regulatory agencies have developed various initiatives aimed at stabilizing and

Management’s Discussion and Analysis

GMAC Inc. • Form 10-K

enhancing liquidity to the financial markets. We have participated in several of the programs including the Troubled Asset Relief Program (TARP), Temporary Liquidity Guarantee Program (TLGP), Term Auction Facility (TAF), and Term Asset-Backed Securities Loan Facility (TALF). Our participation in these programs has allowed us to maintain sufficient liquidity to meet all maturing unsecured debt obligations as they come due and to continue our lending and operating activities.

Participation in Government Funding Programs

The U.S. government and regulatory agencies have established numerous government programs aimed at improving the liquidity position of U.S. financial services firms. We continue to participate in certain of these initiatives:

Troubled Asset Relief Program (TARP) and Other Government Capital Investments

In December 2008 and in connection with the approval of our application to become a bank holding company, we issued to the U.S. Department of the Treasury (the Treasury) $5.25 billion in GMAC preferred membership interests pursuant to the Automotive Financing Program created under the TARP.

In May of 2009, we issued to the Treasury $7.875 billion in mandatorily convertible preferred membership interests (MCP), and in December 2009, we received an additional investment from the Treasury of $3.79 billion consisting of additional MCP, plus trust preferred securities issued by a subsidiary of GMAC. Also in December 2009 and in addition to the above transactions, the Treasury agreed to convert approximately $3 billion in existing MCP into GMAC common stock, and to exchange all remaining preferred stock for new mandatorily convertible preferred stock. Following these actions, the Treasury now holds 56.3% of GMAC common stock, plus approximately $11.4 billion in MCP.

Temporary Liquidity Guarantee Program (TLGP)

In the second quarter of 2009, we received approval to participate in the FDIC’s TLGP for up to $7.4 billion. This program allowed us to issue senior unsecured debt guaranteed by the FDIC in return for a fee based on the amount and maturity of the debt. During the second quarter of 2009, we issued $4.5 billion of FDIC-guaranteed unsecured long-term debt. The securities offering included $3.5 billion aggregate principal amount of senior fixed rate notes and $1.0 billion aggregate principal amount of senior floating rate notes, both due in December 2012. On October 30, 2009, we issued the remaining $2.9 billion. These securities were senior fixed rate notes due in October 2012.

Federal Reserve’s Discount Window and Term Auction Facility (TAF)

The Discount Window is the primary credit facility under which the Federal Reserve extends collateralized loans to depository institutions at terms from overnight up to ninety days. The TAF program auctions a pre-announced quantity of collateralized credit starting with a minimum bid for term funds of 28- or 84-day maturity. At December 31, 2009, Ally Bank had pledged collateral in an amount sufficient to generate total capacity of $7.8 billion of which $5.0 billion was outstanding and $2.8 billion was unused capacity. We view the TAF program as a temporary source of liquidity and do not assume it to be available to us beyond the first quarter of 2010.

Term Asset-backed Securities Loan Facility (TALF)

In 2009, the Federal Reserve Board commenced a program designed to support the issuance of asset-backed securities collateralized by various types of assets including automotive consumer and commercial loans. Several issuers of asset-backed securities issued debt under this program throughout 2009. We executed two TALF-eligible transactions backed by retail automotive loans totaling $2.2 billion. The investor appetite and pricing for the transactions was strong demonstrating signs that the automotive securitization market is stabilizing. We expect to continue pursuing the execution of TALF-eligible transactions during the first quarter of 2010.

Our actions to date and our participation in the above programs have allowed us to maintain sufficient liquidity to meet all maturing debt obligations as they come due. However, we have significant unsecured and secured debt obligations coming due in the next few years. Our inability to access the unsecured markets, renew existing secured facilities, or create new secured facilities to fund parent company assets or to migrate loans to Ally Bank and fund them using deposits would have a negative impact on our liquidity position.

Management’s Discussion and Analysis

GMAC Inc. • Form 10-K

Funding Sources

The following table summarizes debt and other sources of funding and the amount outstanding under each category for the periods shown.

	Outstanding
December 31, ($ in millions)	2009	2008
Secured financings (a)	$48,759	$73,108
Institutional term debt	24,809	29,994
Retail debt programs	14,622	18,121
Temporary Liquidity Guarantee Program (TLGP)	7,400	—
Bank loans and other	2,186	4,227
Commercial paper	8	146

Total debt (b)	$97,784	$125,596

Bank deposits (c)	30,006	18,311
Off-balance sheet securitizations
Retail finance receivables	6,554	11,887
Wholesale loans	—	10,573
Mortgage loans	99,123	125,926

Total off-balance sheet securitizations	$105,677	$148,386

(a)	Includes securitization transactions that are accounted for on-balance sheet as secured financings totaling $32,078 million and $54,876 million at December 31, 2009 and 2008, respectively.
(b)	Excludes fair value adjustment as described in Note 27 to our Consolidated Financial Statements.
(c)	Includes consumer and commercial bank deposits and dealer wholesale deposits.

Bank Deposits

We accept commercial and consumer deposits through Ally Bank in the United States and ResMor Trust in Canada. As of December 31, 2009, Ally Bank had approximately $28.8 billion of deposits compared to $19.2 billion as of December 31, 2008. Deposits are an efficient and cost-effective source of funding for us, and as a result, we have been offering competitive rates in an effort to increase our deposit levels. As of December 31, 2009, approximately $18.0 billion in certificates of deposit are scheduled to mature in the year ended December 31, 2010. Refer to Note 15 to the Notes of the Consolidated Financial Statements for a summary of deposit funding by type and the scheduled maturities of total certificates of deposit.

Unsecured Debt

We obtain short-term funding from the sale of floating-rate demand notes under our Demand Notes program. The holder has the option to redeem these notes at any time without restriction. Demand Notes outstanding were $1.3 billion at both December 31, 2009 and 2008. We manage this balance at these levels by periodically lowering rates as we move funding to our Ally Bank deposit franchise. Unsecured short-term bank loans also provide short-term funding. As of December 31, 2009, we had $10.3 billion in short-term debt outstanding, a decline of $0.1 billion from December 31, 2008. Refer to Note 16 to our Consolidated Financial Statements for additional information about our outstanding short-term debt.

Historically, the unsecured term debt markets were a key source of long-term financing for us. However, in recent periods, given our current ratings profile and the market environment, we have chosen not to target transactions in the unsecured term debt markets due to the expected high market rates and our other funding alternatives. With the exception of our $7.4 billion issuance of unsecured long-term debt under the FDIC’s TLGP, during 2009 we did not issue unsecured long-term debt in the capital markets. The unsecured market is now open for us as evidenced by our $2 billion issuance of unsecured long-term debt in February 2010. We will continue to target transactions in the unsecured debt market in 2010 to further strengthen the parent company liquidity position and manage upcoming debt maturities that are scheduled to occur in 2010 and 2011.

Management’s Discussion and Analysis

GMAC Inc. • Form 10-K

The following table presents the scheduled maturity of unsecured long-term debt at December 31, 2009, assuming that no early redemptions occur.

Year ended December 31, ($ in millions)	Automotive Finance operations (a)	Mortgage operations	Total
2010	$6,168	$1,316	$7,484
2011	9,744	208	9,952
2012	12,105	358	12,463
2013	1,354	528	1,882
2014	1,873	118	1,991
2015 and after	16,259	103	16,362
Original issue discount (b)	(4,374)	—	(4,374)

Total unsecured long-term debt	$43,129	$2,631	$45,760

(a)	Consists of debt we or our subsidiaries incur to finance our Automotive Finance operations.
(b)	Scheduled amortization of original issue discount is as follows: $1,244 million in 2010, $1,015 million in 2011, $337 million in 2012, $252 million in 2013, $176 million in 2014, and $1,350 million in 2015 and thereafter.

Secured Financings and Off-balance Sheet Securitizations

During the year ended December 31, 2009, our North American Automotive Finance operations executed approximately $8.2 billion in automotive retail whole-loan sales under forward flow agreements with counterparties. In addition, our North American Automotive Finance operations executed approximately $2.2 billion in secured funding during the year. In 2009, our International Automotive Finance operations funded approximately 35% of its operations through securitizations and other forms of secured funding. We plan to continue our use of secured funding vehicles to a certain extent in the future but will not be as reliant on them going forward as a result of our ability to fund asset originations through Ally Bank funding sources.

As of December 31, 2009, approximately $19.6 billion of outstanding consolidated secured debt is scheduled to mature in 2010, approximately $12.6 billion is scheduled to mature in 2011, and approximately $2.9 billion is scheduled to mature in 2012. Refer to Note 16 to the Consolidated Financial Statements for additional information.

Mortgage operations utilize committed and uncommitted secured facilities. Although unused capacity may exist under the secured committed facilities, use of such capacity is conditioned upon certain collateral eligibility requirements, and as a result, access to capacity under these facilities may be limited. The unused capacity on the committed secured facilities can be utilized only upon the pledge of eligible assets that Mortgage operations may not currently have available or the capacity can provide funding for future asset acquisitions. Mortgage operations also utilize off-balance sheet financings. Mortgage operations off-balance sheet financings outstanding were $99 billion as of December 31, 2009, and $126 billion as of December 31, 2008. A significant portion of off-balance sheet financing relates to securitizations issued through off-balance sheet trusts.

As a part of Mortgage operations historical capital markets activity, predominantly in international operations, several of our securitizations have certain servicer obligations contingent on actions by bondholders. These servicer obligations exist in Dutch and German securitization structures. Certain of these obligations provide the investors of the trust with the ability to put back these securities to the trust at a specified date in the future at par less losses previously allocated to the bond classes. ResCap, as servicer of the trust, is obligated to advance the funds required to redeem bondholders. ResCap has the option to purchase loans from the trust at their par value, the proceeds of which can then be used to offset the trust’s obligation to repay the servicer. The specific dates that these options can be exercised range from seven to twelve years from the securitization date. The earliest exercise date for these options is January 2010.

The total estimated amount of Dutch and German bonds subject to these servicer obligations is approximately $8.5 billion beginning in 2010 through 2019. The estimated obligation considers contractual amortization, prepayments, and defaults among other management assumptions. Of the total, $408 million and $716 million are exercisable in the years ended December 31, 2010 and 2011, respectively. Approximately $7.4 billion of the total estimated bonds are eligible for this servicer obligation beginning in 2013 and after.

We have executed an agreement for the put options that are exercisable in 2010 whereby a counterparty has committed to purchase the assets on the put dates. This agreement provides a committed and permanent funding source for loans we would

Management’s Discussion and Analysis

GMAC Inc. • Form 10-K

be obligated to repurchase under the put options. Additionally, the agreement mitigates our exposure to additional market declines on the underlying loans, therefore minimizing exposure to additional losses on the 2010 put options.

ResCap currently holds the residual interest (first loss bond) on all of these securitizations. To the extent the bonds are put back to the SPE and the loans are repurchased, ResCap has recognized the estimated future credit losses on the underlying mortgage loans in the fair market value of the retained residuals it currently holds on its balance sheet. To the extent that losses are expected to arise from factors such as liquidity or market risk of the loans that may be purchased pursuant to its servicer obligation (i.e., losses beyond the credit losses already reflected in the residual), we estimate and record this incremental loss when the likelihood of bondholder exercise is foreseeable and the incremental loss can be reasonably estimated. During the year ended December 31, 2009, our Mortgage operations recorded a $33.9 million incremental loss related to these servicer obligations.

Funding Facilities

The following table highlights credit capacity under our secured and unsecured funding facilities as of December 31, 2009 and 2008. We utilize both committed and uncommitted credit facilities. The financial institutions providing the uncommitted facilities are not legally obligated to advance funds under them. The amounts in the outstanding column in the table below are generally included on our Consolidated Balance Sheet with the exception of approximately $3.1 billion, which is mainly composed of funding generated by special-purpose entities known as New Center Asset Trust (NCAT) and Total Asset Collateralized Notes LLC (TACN). For further discussion of these facilities, refer to Automotive syndicated facilities under the Committed Secured Funding Facilities section of this Liquidity Management, Funding, and Regulatory Capital MD&A.

	Total capacity		Current capacity (a)		Potential capacity (b)		Outstanding
December 31, ($ in billions)	2009	2008	2009	2008	2009	2008	2009	2008
Committed unsecured
Automotive Finance operations	$0.8	$1.7	$0.1	$0.2	$—	$—	$0.7	$1.5
Committed secured
Automotive Finance operations (c)	35.8	56.2	3.1	0.7	9.0	15.6	23.7	39.9
Mortgage operations	2.1	5.4	—	—	0.4	2.3	1.7	3.1
Other	0.2	2.8	—	—	0.1	0.9	0.1	1.9

Total committed facilities	38.9	66.1	3.2	0.9	9.5	18.8	26.2	46.4

Uncommitted unsecured
Automotive Finance operations	0.9	2.1	0.1	0.2	—	—	0.8	1.9
Mortgage operations	—	0.1	—	0.1	—	—	—	—
Uncommitted secured
Automotive Finance operations (d)	5.7	4.4	1.9	4.1	0.1	—	3.7	0.3
Mortgage operations (e) (f)	8.6	9.5	1.7	0.2	0.2	—	6.7	9.3

Total uncommitted facilities	15.2	16.1	3.7	4.6	0.3	—	11.2	11.5

Total	$54.1	$82.2	$6.9	$5.5	$9.8	$18.8	$37.4	$57.9

Whole-loan forward flow agreements (g)	$9.4	$17.8	$—	$—	$9.4	$17.8	$—	$—

Total commitments	$63.5	$100.0	$6.9	$5.5	$19.2	$36.6	$37.4	$57.9

(a)	Funding is generally available upon request as excess collateral resides in certain facilities.
(b)	Funding is generally available to the extent incremental collateral is available and contributed to the facilities.
(c)	Potential capacity at December 31, 2008, included undrawn credit commitments that served as backup liquidity to support our asset-backed commercial paper program (NCAT). There was $9.0 billion of potential capacity that was supporting $8.0 billion of outstanding NCAT commercial paper as of December 31, 2008. The NCAT commercial paper outstanding was not included on our Consolidated Balance Sheet.
(d)	Included $5.3 billion and $4.0 billion of capacity from Federal Reserve Bank advances with $3.4 billion and no amounts outstanding as of December 31, 2009 and 2008, respectively.
(e)	Included $2.5 billion of capacity from Federal Reserve Bank advances with $1.6 billion outstanding as of December 31, 2009.
(f)	Included $5.9 billion and $9.5 billion of capacity from FHLB advances with $5.1 billion and $9.3 billion outstanding as of December 31, 2009 and 2008, respectively.
(g)	Represents commitments of financial institutions to purchase U.S. automotive retail assets.

Management’s Discussion and Analysis

GMAC Inc. • Form 10-K

Committed Unsecured Funding Facilities

Revolving credit facilities — As of December 31, 2009, we maintained $486 million of commitments in our U.S. unsecured revolving credit facility maturing June 11, 2012. This facility is fully drawn.

Bank lines — As of December 31, 2009, we maintained $261 million in committed unsecured bank facilities in Canada and $50 million in Europe. The Canadian commitments expire in 2012.

Committed Secured Funding Facilities

The following table shows the current capacity and potential capacity under our secured committed facilities as of December 31, 2009 and 2008. Current capacity represents funding capacity that is available upon request as excess collateral resides in certain facilities. The potential capacity on the committed secured facilities can be utilized only upon the pledge of available eligible assets.

Committed secured facilities
	December 31, 2009				December 31, 2008
($ in billions)	Outstanding	Current Capacity (a)	Potential capacity (b)	Total capacity	Outstanding	Current capacity (a)	Potential capacity (b)	Total capacity
Automotive Finance operations
North American operations
Syndicated facilities (c)	$9.2	$2.7	$5.6	$17.5	$13.9	$0.6	$12.8	$27.3
Bilateral/ multilateral bank facilities	7.2	0.4	2.8	10.4	15.6	0.1	1.5	17.2
International operations
Bilateral/multilateral bank facilities	7.3	—	0.6	7.9	10.4	—	1.3	11.7

Total Automotive Finance operations	23.7	3.1	9.0	35.8	39.9	0.7	15.6	56.2

Mortgage operations
Repurchase agreements	—	—	0.2	0.2	0.4	—	1.3	1.7
Facilities for
Construction-lending receivables	—	—	—	—	0.5	—	—	0.5
Mortgage servicing rights	0.8	—	0.2	1.0	0.5	—	0.9	1.4
Servicer advances	0.7	—	—	0.7	0.7	—	—	0.7
International mortgage loans	0.2	—	—	0.2	0.8	—	—	0.8
Other	—	—	—	—	0.2	—	0.1	0.3

Total Mortgage operations	1.7	—	0.4	2.1	3.1	—	2.3	5.4

Other
Commercial Finance Group	0.1	—	0.1	0.2	1.9	—	0.9	2.8

Total	$25.5	$3.1	$9.5	$38.1	$44.9	$0.7	$18.8	$64.4

Whole-loan flow agreements	$—	$—	$9.4	$9.4	$—	$—	$17.8	$17.8

Total commitments	$25.5	$3.1	$18.9	$47.5	$44.9	$0.7	$36.6	$82.2

(a)	Funding is generally available upon request as excess collateral resides in certain facilities.
(b)	Funding is generally available to the extent incremental collateral is available and contributed to the facilities.
(c)	Potential capacity at December 31, 2008, included undrawn credit commitments that served as backup liquidity to support our asset-backed commercial paper program (NCAT). There was $9.0 billion of potential capacity that was supporting $8.0 billion of outstanding NCAT commercial paper as of December 31, 2008. The NCAT commercial paper outstanding was not included on our Consolidated Balance Sheet.

Management’s Discussion and Analysis

GMAC Inc. • Form 10-K

Automotive Syndicated Facilities

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

In 2008, we added a feature to this program that allowed us to transfer NCAT credit commitments to another secured facility, Total Asset Collateralized Notes LLC (TACN), which is bank funded. As of December 31, 2009, there was $202 million outstanding under TACN.

In January 2009, an orderly wind-down of NCAT’s operations began and NCAT could no longer purchase additional asset-backed securities or increase the principal amount of any revolving asset-backed securities it already owned. The backup credit commitments subsequently expired in June 2009, but the lenders remain obligated to fund the remaining underlying asset-backed securities as they amortize. As of December 31, 2009, there was $2.9 billion outstanding under NCAT.

•

Secured Revolving Credit Facility — This $11.4 billion facility is secured by U.S. and Canadian automotive finance assets, and the borrowers under the facility are structured as bankruptcy-remote special-purpose entities. Capacity under this facility declines to $7.9 billion in June 2010 and ultimately matures in June 2011.

This facility includes a leverage ratio covenant that requires our reporting segments, excluding our Mortgage operations reporting segment, to have a ratio of consolidated borrowed funds to consolidated net worth not to exceed 11.0:1. For purposes of this calculation, the numerator is our total debt on a consolidated basis (excluding obligations of bankruptcy-remote special-purpose entities) less the total debt of our Mortgage operations reporting segment on our Consolidated Balance Sheet (excluding obligations of bankruptcy-remote special-purpose entities). The denominator is our consolidated net worth less our Mortgage operations consolidated net worth and certain extensions of credit from us to our Mortgage operations. As of December 31, 2009, the leverage ratio was 2.3:1. The following table summarizes the calculation of the leverage ratio covenant.

December 31, ($ in millions)	GMAC	Less: Mortgage operations	Adjusted leverage metrics
Consolidated borrowed funds
Total debt	$98,313	$26,746	$71,567
Less
Obligations of bankruptcy-remote SPEs	(32,078)	(1,484)	(30,594)
Intersegment eliminations	—	(1,895)	1,895

Consolidated borrowed funds used for leverage ratio	$66,235	$23,367	$42,868

Consolidated net worth
Total equity	$20,839	$1,549	$19,290
Less
Intersegment credit extensions	(350)	—	(350)

Consolidated net worth used for leverage ratio	$20,489	$1,549	$18,940

Leverage ratio (a)			2.3

(a)	We remain subject to a leverage ratio as calculated prior to the formation of the June 2008 secured revolving credit facility but on significantly reduced debt balances relative to prior periods. As of December 31, 2009, the leverage ratio as calculated based on that methodology was 3.2:1.

•

Variable note funding facility — This facility is available to fund U.S. dealer floorplan receivables. At the start of 2009, this facility had two separate maturity dates with $3.0 billion that came due in March 2009 and another $3.0 billion coming due in March 2010. The $3.0 billion facility that matured in March 2009 was not renewed. The $3.0 billion facility maturing in March 2010 remains accessible.

Management’s Discussion and Analysis

GMAC Inc. • Form 10-K

Automotive Bilateral/multilateral Bank Facilities (North American and International Operations)

These are primarily private securitization facilities that permanently fund a specific pool of assets. Some of the facilities have revolving commitments and allow for the funding of additional assets during the commitment period. Internationally, there were also secured bank lines that provided $1.3 billion of total capacity at December 31, 2009.

Facility for Mortgage Servicing Rights

As of December 31, 2009, we had a committed facility of $1.0 billion through which eligible mortgage servicing rights could be funded. In the second quarter of 2009, an additional $200 million of capacity was made available to fund eligible mortgage servicing rights, but this capacity is on an uncommitted basis. This facility is scheduled to mature in May 2010.

Facility for Mortgage Servicer Advances

As of December 31, 2009, we had a $700 million facility to fund mortgage servicer advances.

Facilities for International Mortgage Loans

International facilities to fund mortgage loans prior to their sale or securitization include liquidity commitments to fund loans in the United Kingdom and the Netherlands.

Automotive Whole-loan Forward Flow Agreements

These represent commitments from counterparties to purchase U.S. automotive retail assets. One of our long-term strategic financing agreements includes a commitment from a financial institution to purchase up to $10.0 billion of U.S. retail automotive finance contracts every year through June 2010. There was $6.5 billion of capacity under this funding arrangement as of December 31, 2009. Our other long-term strategic financing agreement provides funding of up to $2.9 billion through October 2010.

Uncommitted Unsecured Funding Facilities

Automotive Finance Lines of Credit

Our International operations utilize credit lines from local banks and local branches of multinational financial institutions. The lines generally have a documented credit limit to establish total capacity, but lenders are not obligated to fulfill loan requests if there is unutilized capacity. Also, lenders are not obligated to renew outstanding loans when they mature. The outstanding loans under these credit lines tend to be short-term in nature; therefore, they are renewed throughout the year. A parent guarantee from GMAC Inc. typically supports these credit lines. As of December 31, 2009, our nonconsolidated Chinese affiliate (GMAC-SAIC Automotive Finance Company Limited) also had $2.6 billion of bank line capacity and $1.7 billion outstanding.

Uncommitted Secured Funding Facilities

Federal Reserve Bank Advances

The Discount Window is the primary credit facility under which the Federal Reserve extends collateralized loans to depository institutions at terms from overnight up to ninety days. The TAF program auctions a pre-announced quantity of collateralized credit starting with a minimum bid for term funds of 28- or 84-day maturity. At December 31, 2009, Ally Bank had pledged collateral in an amount sufficient to generate total capacity of $7.8 billion of which $5.0 billion was outstanding and $2.8 billion was unused capacity.

FHLB Advances

Ally Bank has an advance agreement with the Federal Home Loan Bank of Pittsburgh (FHLB). Ally Bank had assets pledged and restricted as collateral, which created capacity of $5.9 billion and $9.5 billion as of December 31, 2009 and 2008, respectively. In addition, under the agreement, the FHLB has a blanket lien on certain Ally Bank assets. This blanket lien provides additional security to the FHLB, but the FHLB may allow Ally Bank to encumber elsewhere any assets not needed to collateralize existing FHLB advances.

Management’s Discussion and Analysis

GMAC Inc. • Form 10-K

Cash Flows

Net cash used in operating activities was $5.1 billion for the year ended December 31, 2009, compared to net cash provided from operating activities of $14.1 billion for the same period in 2008. The decrease in net cash provided by operating activities resulted primarily from a shift in net cash flows associated with the origination and purchase of certain mortgage and automotive loans held-for-sale and the cash proceeds from the sales of and principal repayments of such loans. During the year ended December 31, 2009, the net cash outflow from originations and purchases of new mortgage and automotive loans held-for-sale exceeded cash inflows from repayments and sales by $9.6 billion. This was due largely to an increase in mortgage refinancing activity in response to actions taken by the Federal Reserve to cut interest rates during the last nine months of 2008. This corresponds to a net cash inflow of $9.3 billion during the year ended December 31, 2008, during which cash inflows from repayments and sales outpaced cash outflows for new loans due to our hindered ability to originate and sell loans at previous historical volumes, as a result of disruptions in the U.S. housing market and certain foreign mortgage and capital markets.

Net cash provided by investing activities was $17.1 billion for the year ended December 31, 2009, compared to $10.9 billion for the same period in 2008. Considering the impact of sales activity, net cash flows associated with finance receivables and loans, including notes receivable from GM, increased $8.4 billion during the year ended December 31, 2009, while cash flows related to operating lease activities increased $8.8 billion, when compared to the same period in 2008. Repayments of existing operating leases exceeded purchases of new leases as a result of a strategic decision late in the third quarter of 2008 to significantly curtail new lease originations. These increases were partially offset by an increase in cash used to purchase available-for-sale investment securities, net of proceeds from sales and maturities, of $11.8 billion during the year ended December 31, 2009, compared to the same period in 2008.

Net cash used in financing activities for the year ended December 31, 2009, totaled $11.0 billion, compared to $28.2 billion for the same period in 2008. The change was largely related to a $22.5 billion decrease in cash used to settle short-term debt obligations in 2009, compared to 2008. Proceeds from the issuance of long-term debt decreased $14.0 billion during the year ended December 31, 2009, compared to the same period in 2008, reflecting lower required funding levels associated with declining asset balances, while cash used to repay debt increased $1.9 billion, which included approximately $0.5 billion to repurchase certain outstanding debt in a private repurchase transaction. These decreases in cash were partially offset by a $3.8 billion increase in cash associated with the issuance of new preferred equity shares to the U.S. Department of Treasury and $1.2 billion from the issuance of new common equity.

Regulatory Capital

Refer to Note 20 to the Notes to Consolidated Financial Statements.

Management’s Discussion and Analysis

GMAC Inc. • Form 10-K

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

Rating agency	Commercial paper	Senior debt	Outlook	Date of last action
Fitch	B	B	Positive	January 21, 2010 (a)
Moody’s	Not-Prime	B3	Stable	February 5, 2010 (b)
S&P	C	B	Stable	January 27, 2010 (c)
DBRS	R-4	BB-Low	Stable	January 19, 2010 (d)

(a)	Fitch upgraded our senior debt to B from CC, upgraded the commercial paper rating to B from C, and changed the outlook to Positive on January 21, 2010.
(b)	Moody’s upgraded our senior debt rating to B3 from Ca, affirmed the commercial paper rating of Not-Prime, and changed the outlook to Stable on February 5, 2010.
(c)	Standard & Poor’s upgraded our senior debt rating to B from CCC, affirmed the commercial paper rating of C, and changed the outlook to Stable on January 27, 2010.
(d)	DBRS upgraded our senior debt rating to BB-Low from CCC, upgraded the commercial paper rating to R-4 from R-5, and changed the outlook to Stable on January 19, 2010.

In addition, ResCap, our indirect wholly owned subsidiary, has ratings (separate from GMAC) from the nationally recognized rating agencies. The following table summarizes ResCap’s current ratings and outlook by the respective agency.

Rating agency	Commercial paper	Senior debt	Outlook	Date of last action
Fitch	C	C	Watch-Positive	January 8, 2009 (a)
Moody’s	Not-Prime	C	Stable	November 20, 2008 (b)
S&P	C	CCC+	Stable	January 27, 2010 (c)
DBRS	R-5	C	Review-Negative	November 21, 2008 (d)

(a)	Fitch affirmed ResCap’s senior debt rating of C, affirmed the commercial paper rating of C, and changed the outlook to Watch-Positive on January 8, 2009.
(b)	Moody’s downgraded ResCap’s senior debt to C from Ca, affirmed the commercial paper rating of Not-Prime, and changed the outlook to Stable on November 20, 2008.
(c)	Standard & Poor’s upgraded ResCap’s senior debt rating to CCC+ from CC, affirmed the commercial paper rating of C, and changed the outlook to Stable on January 27, 2010.
(d)	DBRS affirmed ResCap’s senior debt rating to C, affirmed the commercial paper rating of R-5, and changed the outlook to Review-Negative on November 21, 2008.

Insurance Financial Strength Ratings

Substantially all of our U.S. Insurance operations have a Financial Strength Rating (FSR) and an Issuer Credit Rating (ICR) from A.M. Best Company. The FSR is intended to be an indicator of the ability of the insurance company to meet its senior most obligations to policyholders. Lower ratings generally result in fewer opportunities to write business as insureds, particularly large commercial insureds, and insurance companies purchasing reinsurance have guidelines requiring high FSR ratings. Our Insurance operations outside the United States are not rated.

On June 11, 2009, A.M. Best downgraded the FSR of our U.S. Insurance companies to B++ (good) and the ICR to BBB.

Management’s Discussion and Analysis

GMAC Inc. • Form 10-K

Derivative Financial Instruments

In managing the interest rate and foreign exchange exposures of a multinational finance company, we utilize a variety of interest rate and currency derivative financial instruments. As an end user of these financial instruments, we are in a better position to minimize our funding costs and enhance our ability to offer attractive, competitive financing rates to our customers. Our derivative financial instruments consist primarily of interest rate swaps, futures and options, currency swaps, and forwards used to hedge related assets or funding obligations. The use of these instruments is further described in Note 21 to our Consolidated Financial Statements.

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

The following table summarizes assets carried off-balance sheet in these entities.

December 31, ($ in billions)	2009	2008
Securitization (a)
Retail finance receivables	$7.5	$13.3
Wholesale loans	—	12.5
Mortgage loans (b)	99.6	126.2

Total off-balance sheet activities	$107.1	$152.0

(a)	Includes only securitizations accounted for as sales, as further described in Note 10 to the Consolidated Financial Statements.
(b)	Excludes $237 million and $1.6 billion of loans held by securitization trusts as of December 31, 2009 and 2008, respectively, that we have the option to repurchase.

As of January 1, 2010, we will be required to consolidate various securitization structures that were previously held off-balance sheet due to the adoption of Accounting Standards Update (ASU) 2009-16, Accounting for Transfers of Financial Assets, and ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. These standards are effective for us as of January 1, 2010. Refer to Note 1 to the Consolidated Financial Statements for further information related to these recently issued accounting standards.

Securitization

As part of our ongoing operations and overall funding and liquidity strategy, we primarily securitize consumer automotive finance retail contracts, wholesale loans, mortgage loans, asset-backed securities, and mortgage-backed securities. Securitization of assets allows us to diversify funding sources by enabling us to convert assets into cash earlier than what would have occurred in the normal course of business and to support the core activities of our Global Automotive Services and Mortgage operations relative to originating and purchasing finance receivables and loans. Termination of our securitization activities would reduce funding sources for both our Global Automotive Services and Mortgage operations, adversely affecting our operating results.

Information regarding our securitization activities is further described in Note 10 to the Consolidated Financial Statements. As part of these activities, assets are generally sold to bankruptcy-remote subsidiaries. These bankruptcy-remote subsidiaries are separate legal entities that assume the risk and reward of ownership of the receivables. Neither we nor those subsidiaries are responsible for the other entities’ debts, and the assets of the subsidiaries are not available to satisfy our claim

Management’s Discussion and Analysis

GMAC Inc. • Form 10-K

or those of our creditors. In turn, the bankruptcy-remote subsidiaries establish separate trusts to which they transfer the assets in exchange for the proceeds from the sale of asset- or mortgage-backed securities issued by the trust. The trusts’ activities are generally limited to acquiring the assets, issuing asset- or mortgage-backed securities, making payments on the securities, and periodically reporting to the investors. Because of the nature of the assets held by the trusts and the limited nature of each trust’s activities, most trusts are QSPEs. Assets and liabilities of the QSPEs are generally not consolidated on our Consolidated Balance Sheet; therefore, we account for the transfer of assets into the QSPE as a sale.

Certain of our securitization transactions, while similar in legal structure to the transaction described in the foregoing (i.e., the assets are legally sold to a bankruptcy-remote subsidiary), do not meet the required isolation and control criteria to be accounted for as off-balance sheet arrangements; therefore, they are accounted for as secured financings. As secured financings, the underlying automotive finance retail contracts, automotive leases, or mortgage loans remain on our Consolidated Balance Sheet with the corresponding obligation (consisting of the debt securities issued) reflected as debt. We recognize income on the finance receivables, automotive leases and loans, and interest expense on the securities issued in the securitization; and we provide for loan losses on the finance receivables and loans as incurred. Approximately $81.1 billion and $111.6 billion of our total assets were related to secured financings at December 31, 2009 and 2008, respectively. Refer to Note 16 to the Consolidated Financial Statements for further discussion.

The decrease in the amount of finance receivables and loans carried in off-balance sheet facilities reflects our decreased use of securitization transactions and amortization of the existing transactions.

As part of our securitization activities, we typically agree to service the transferred assets for a fee, and we may earn other related ongoing income. We may also retain a portion of senior and subordinated interests issued by the trusts; for transactions accounted for as sales, these interests are reported as trading securities or investment securities on our Consolidated Balance Sheet and are disclosed in Notes 6 and 7 to the Consolidated Financial Statements. Subordinate interests typically provide credit support to the more highly rated senior interest in a securitization transaction and may be subject to all or a portion of the first loss position related to the sold assets. The amount of the fees earned and the levels of retained interests that we maintain are disclosed in Note 10 to the Consolidated Financial Statements.

We sometimes use derivative financial instruments to facilitate securitization activities, as further described in Note 21 to the Consolidated Financial Statements.

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

Other Off-balance Sheet Activities

We also use other off-balance sheet entities for operational and liquidity purposes, which are in addition to the securitization activities that are part of the transfer and servicing of financial assets (as described in the previous section). The purposes and activities of these entities vary, with some entities representing QSPEs and others, whose activities are not sufficiently limited to meet the QSPE criteria, considered to be VIEs and accounted for in accordance with applicable accounting guidance.

Our most significant off-balance sheet entities are described as follows:

New Center Asset Trust (NCAT)

NCAT is a QSPE that was established for purchasing and holding privately issued asset-backed securities created through our automotive finance asset securitization activities, as previously described. NCAT funds the activity through the issuance of asset-backed commercial paper. NCAT acquires the asset-backed securities from special-purpose trusts established by our limited purpose bankruptcy-remote subsidiaries. As of December 31, 2009, NCAT had $2.9 billion in asset-backed securities, which were fully supported by commercial paper. We act as administrator of NCAT to provide for the administration of the trust. The assets underlying the NCAT securities are retail finance receivables, wholesale loans, and operating leases that are securitized as a part of

Management’s Discussion and Analysis

GMAC Inc. • Form 10-K

our automotive finance funding strategies. The $2.9 billion of NCAT securities outstanding at December 31, 2009, are considered in the nonmortgage securitization amounts included in the table on page 92. For further discussion of NCAT recent developments, refer to the preceding NCAT and TACN sections under Committed Secured Funding Facilities.

Total Asset Collateralized Notes (TACN)

TACN is a QSPE that was established for purchasing and holding privately issued asset-backed securities created through our automotive finance asset securitization activities, as previously described. TACN funded its activities through the incurrence of a loan. TACN acquired its asset-backed securities from special-purpose trusts established by our limited purpose bankruptcy-remote subsidiaries. As of December 31, 2009. TACN had $202 million in asset-backed securities, which were fully supported by the outstanding loan. We act as administrator of TACN to provide for the administration of the trust. The assets underlying the TACN securities are operating leases that are securitized as a part of our automotive finance funding strategies. The $202 million of TACN securities outstanding at December 31, 2009, are considered in the nonmortgage securitization amounts included in the table on page 92. For further discussion of TACN recent developments, refer to the preceding NCAT and TACN sections under Committed Secured Funding Facilities.

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

We may also act as a counterparty in derivative financial instruments with these entities to facilitate transactions. Although representing effective risk management techniques, these derivative financial instrument positions do not qualify for hedge accounting treatment as the assets or liabilities that are economically hedged are carried off-balance sheet. These derivative financial instruments are reported on our Consolidated Balance Sheet at fair value with valuation adjustments reflected in our Consolidated Statement of Income on a current period basis, and they are disclosed in Note 21 to the Consolidated Financial Statements.

Purchase Obligations and Options

Certain of the structures related to whole-loan sales, securitization transactions, and other off-balance sheet activities contain provisions that are standard in the whole-loan sale and securitization markets where we may (or, in limited circumstances, are obligated to) purchase specific assets from entities. Our purchase obligations relating to off-balance sheet transactions are as follows:

Representations and Warranties Obligations

In connection with certain asset sales and securitization transactions, we deliver representations and warranties to the purchaser or facility regarding the characteristics of the underlying transferred assets. These representations and warranties conform to specific guidelines, which are customary in securitization transactions. These clauses are intended to ensure that the terms and conditions of the sales contracts are met upon transfer of the assets. Before any sale or securitization transaction, we perform due diligence with respect to the assets to be included in the sale to ensure that they meet the purchaser’s requirements, as expressed in the representations and warranties.

Our representations and warranties in off-balance sheet arrangements primarily relate to the required characteristics of the receivables as of the initial sale date. Typical representations and warranties include that the loans contain customary and enforceable provisions, are secured by enforceable liens, and have original terms not less than or greater than a stated number of months. Representations and warranties are also given with respect to the documentation that will be included in the loan file for each transferred asset. It is common industry practice to provide representations and warranties with regard to asset documentation even though the seller might not have physically received all the original loan documentation from a closing agent, recording office, or third-party register. In such cases, we include a representation that documents will be delivered within a specified number of days after the initial sale of the loans. We estimate the fair value of our liability for representations and warranties when we sell loans and update our estimate quarterly. In addition, due to market conditions

Management’s Discussion and Analysis

GMAC Inc. • Form 10-K

prevailing at the time of the related transaction, we have provided certain investors in our off-balance sheet arrangements (securitizations) and whole-loan transactions with repurchase commitments for loans that become contractually delinquent within a specified period of time from their date of origination or purchase. These obligations differ from representations and warranties as they guarantee the performance of the underlying loan. Refer to Note 30 of the Notes to Consolidated Financial Statements for additional guarantee information.

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

Upon discovery of a breach of a representation, we either correct the loans in a manner conforming to the provisions of the sale agreement or purchase the loans at a price determined by the related transaction documents, consistent with industry practice.

The following table summarizes purchases of off-balance sheet loans due to breach of representation or warranty:

Year ended December 31, ($ in millions)	2009	2008
Loans securitized and sold	$63.8	$160.1
Loans sold to agency programs	722.9	566.1
Whole-loan sales	70.6	262.1

Total off-balance sheet loans purchased due to breach of representation	$857.3	$988.3

Administrator or Servicer Actions

In certain automotive securitization transaction documents in our capacity as servicer, we covenant that we will not amend or modify certain characteristics of any receivable after the initial sale date (e.g., amount financed, annual percentage rate). In addition, we are required to service sold receivables in the same manner in which we service owned receivables. In servicing our owned receivables, we may make changes to the underlying contracts at the request of the borrower. For example, changes may occur to correct errors made in the origination process or to prevent imminent default as a result of temporary economic hardship (e.g., borrower requested deferrals or extensions). Therefore, when we would otherwise modify an owned receivable in accordance with customary servicing practices, we are also required to modify a sold and serviced receivable, in accordance with customary servicing practices. If the modification is not otherwise permitted by the securitization transaction documents, we are required to purchase the serviced receivable that has been sold. We purchased $58 million and $62 million in automotive receivables under these provisions in 2009 and 2008, respectively.

In addition to our representations and warranties, and loan guarantees, such as early payment defaults, we have the option to purchase certain assets in our off-balance sheet facilities, including:

Delinquent Loan Repurchase Options

In our mortgage off-balance sheet transactions, we typically retain the option (but not the obligation) to purchase specific assets that become delinquent beyond a specified time, as set forth in the transaction legal documents (typically 90 days). We report affected assets when the purchase option becomes exercisable. Assets are purchased after the option becomes exercisable when it is in our best economic interest to do so. We purchased $1 million and $2 million of mortgage assets under these provisions in 2009 and 2008, respectively.

Cleanup Calls

We retain a cleanup call option in securitization transactions that allows the servicer to purchase the remaining transferred financial assets, once the assets or beneficial interests reach a minimal level and the cost of servicing those assets or beneficial interests become burdensome in relation to the benefits of servicing (defined as a specified percentage of the original principal balance). We purchased $24 million of assets under these cleanup call provisions in 2009 and $6 million in 2008.

Management’s Discussion and Analysis

GMAC Inc. • Form 10-K

When purchases of assets from off-balance sheet facilities occur, either as a result of an obligation to do so or upon the exercise of our options, we execute the purchase in accordance with the legal terms in the facility or specific transaction documents. In most cases, the provisions for the purchase of the asset require the purchase price to be equal to the unpaid principal balance (i.e., par value) of the asset, plus any accrued interest. Once the conditions are satisfied for an obligatory or optional purchase (or in the case of cleanup calls when notice of intent to exercise is provided), we recognize the asset on our Consolidated Balance Sheet as finance receivables and loans, net of unearned income, with a corresponding liability until the loan is paid in full, charged off, or sold in a later transaction.

Upon the optional purchase of an asset from an off-balance sheet facility, we generally do not recognize any net gain or loss since the loan is purchased at the unpaid principal balance, plus any accrued interest, as required by the transaction documents. To the extent the fair value differs from the unpaid principal balance, any resulting gain or loss would be substantially offset by a gain or loss recognized through the revaluation of any retained interest we hold related to the purchased assets. As a result, the purchase of the asset does not by itself result in any material net gain or loss. However, once the loan is recognized on our Consolidated Balance Sheet as finance receivables and loans, net of unearned income, we are exposed to normal credit risk and subject to allowance for loan losses.

Guarantees

Guarantees are defined as contracts or indemnification agreements that contingently require us to make payments to third parties based on changes in an underlying agreement that is related to a guaranteed party. Our guarantees include standby letters of credit and certain contract provisions regarding securitizations and sales. Refer to Note 30 to the Consolidated Financial Statement for more information regarding our outstanding guarantees to third parties.

Aggregate Contractual Obligations

The following table provides aggregated information about our outstanding contractual obligations as of December 31, 2009, disclosed elsewhere in our Consolidated Financial Statements.

	Payments due by period
December 31, 2009 ($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Description of obligation
Long-term debt
Unsecured (a)	$50,134	$7,484	$22,415	$3,873	$16,362
Secured	39,791	19,648	15,522	3,277	1,344
Scheduled interest payments for fixed-rate long-term debt	27,149	3,381	4,878	3,124	15,766
Estimated interest payments for variable-rate long-term debt (b)	708	408	269	28	3
Estimated net payments under interest rate swap agreements (b) (c)	80	—	—	47	33
Originate/purchase mortgages or securities	9,193	9,193	—	—	—
Commitments to provide capital to investees	145	100	1	3	41
Home equity lines of credit	2,972	49	110	88	2,725
Lending commitments	4,297	1,701	2,328	253	15
Lease commitments	527	117	175	117	118
Purchase obligations	787	322	293	164	8
Bank certificates of deposit (d)	21,433	18,036	2,758	639	—

Total	$157,216	$60,439	$48,749	$11,613	$36,415

(a)	Total amount reflects the remaining principal obligation and excludes original issue discount of $4.4 billion related to the December 2008 bond exchange and fair value adjustments of $529 million related to fixed-rate debt designated as a hedged item.
(b)	Estimate utilized a forecasted variable interest model, when available, or the applicable variable interest rate as of the most recent reset date prior to December 31, 2009.
(c)	For periods under three years, we are in a net receipt position under interest rate swap agreements.
(d)	Total amount excludes $18 million in unamortized broker fees.

Management’s Discussion and Analysis

GMAC Inc. • Form 10-K

The foregoing table does not include our reserves for insurance losses and loss adjustment expenses, which total $1.2 billion as of December 31, 2009. While payments due on insurance losses are considered contractual obligations because they related to insurance policies issued by us, the ultimate amount to be paid and the timing of payment for an insurance loss is an estimate, subject to significant uncertainty. Furthermore, the timing on payment is also uncertain; however, the majority of the balance is expected to be paid out in less than five years. Similarly, due to uncertainty in the timing of future cash flows related to our unrecognized tax benefits, the contractual obligations detailed above do not include $172 million in unrecognized tax benefits.

The following provides a description of the items summarized in the preceding table of contractual obligations.

Debt

Amounts represent the scheduled maturity of debt at December 31, 2009, assuming that no early redemptions occur. The maturity of secured debt may vary based on the payment activity of the related secured assets. Debt issuances redeemable at or above par during the callable period are presented by stated maturity date. The amounts presented are before the effect of any unamortized discount or fair value adjustment. Refer to Note 16 to the Consolidated Financial Statements for additional information on our debt obligations.

Originate/purchase mortgages or securities

As part of our Mortgage operations, we enter into commitments to originate and purchase mortgages and mortgage-backed securities. Refer to Note 30 to the Consolidated Financial Statements for additional information.

Commitments to Provide Capital to Investees

As part of arrangements with specific private equity funds, we are obligated to provide capital to investees. Refer to Note 30 to the Consolidated Financial Statements for additional information.

Commitments to Fund Construction Lending

We have entered into agreements to fund construction and resort financing through financing obtained from third-party asset-backed paper commercial conduits.

Home Equity Lines of Credit

We are committed to fund the future remaining balance on unused lines of credit on mortgage loans. The funding is subject to customary lending conditions, such as a satisfactory credit rating, delinquency status, and adequate home equity value. Refer to Note 30 to the Consolidated Financial Statements for additional information.

Lending Commitments

Our Global Automotive Finance, Mortgage operations, and Commercial Finance Group have outstanding revolving lending commitments with customers. The amounts presented represent the unused portion of those commitments as of December 31, 2009. Refer to Note 30 to the Consolidated Financial Statements for additional information.

Lease Commitments

We have obligations under various operating lease arrangements (primarily for real property) with noncancelable lease terms that expire after December 31, 2009. Refer to Note 30 to the Consolidated Financial Statements for additional information.

Purchase Obligations

We enter into multiple contractual arrangements for various services. The arrangements represent fixed payment obligations under our most significant contracts and primarily relate to contracts with information technology providers. Refer to Note 30 to the Consolidated Financial Statements for additional information.

Bank Certificates of Deposit

We accept cash deposits through Ally Bank. A portion of these deposits are escrow balances related to the servicing of mortgage loans.

Management’s Discussion and Analysis

GMAC Inc. • Form 10-K

Critical Accounting Estimates

Accounting policies are integral to understanding our Management’s Discussion and Analysis of Financial Condition and Results of Operations. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP), requires management to make certain judgments and assumptions, on the basis of information available at the time of the financial statements, in determining accounting estimates used in the preparation of these statements. Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements; critical accounting estimates are described in this section. An accounting estimate is considered critical if the estimate requires management to make assumptions about matters that were highly uncertain at the time the accounting estimate was made and if different estimates reasonably could have been used in the reporting period or changes in the accounting estimate are reasonably likely to occur from period to period that would have a material impact on our financial condition, results of operations, or cash flows. Our management has discussed the development, selection, and disclosure of these critical accounting estimates with the Audit Committee of the Board, and the Audit Committee has reviewed our disclosure relating to these estimates.

Fair Value Measurements

We follow the fair value hierarchy set forth in Note 27 of the Consolidated Financial Statements in order to prioritize the data utilized to measure fair value. We review and modify, as necessary, our fair value hierarchy classifications on a quarterly basis. As such, there may be reclassifications between hierarchy levels.

During the year ended December 31, 2009, approximately 20% of total assets ($34.6 billion) and approximately 2% of total liabilities ($3.2 billion) were recorded at fair value on either a recurring or a nonrecurring basis. Level 3 inputs were used to the calculate the fair value of approximately 39% and 51% of these asses and liabilities, respectively. Refer to Note 27 of the Consolidated Financial Statements for description of valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models, and significant assumptions utilized.

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

As of December 31, 2009, our Level 3 assets declined 21%, or $3.7 billion, and our Level 3 liabilities declined 50%, or $1.6 billion, compared to December 31, 2008. Despite positive mortgage servicing valuations and the decision in 2009 to elect the fair value option for government and agency eligible residential loans held-for-sale funded after July 31, 2009, Level 3 assets declined. The decline was primarily due to fewer nonrecurring fair value measurements (specifically loans held-for-sale and impairments on our investment in operating leases) and less favorable hedge performance primarily due to changes in the spreads between our servicing assets and the derivative instruments we use to manage interest rate risk associated with those assets. Our ability to hedge interest rate risk and foreign currency risk was restricted in the latter half of 2008 and during 2009, by the limited availability of willing counterparties to enter into forward arrangements. The decline in Level 3 assets was also attributable to declines in the fair value of investment securities and interests retained in securitization trusts. Finally, the decline in Level 3 assets was also attributable to settlements of consumer finance receivables and loans, net of unearned income, which we elected to measure at fair value under the fair value option election. As the value of these assets declined, the value of the related on-balance sheet securitization debt also declined. We elected to measure the on-balance sheet securitization debt at fair value under the fair value option election. The decline in the fair value of the on-balance sheet securitization debt and derivative liabilities caused the Level 3 liabilities to decline as of December 31, 2009, compared to December 31, 2008.

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

Management’s Discussion and Analysis

GMAC Inc. • Form 10-K

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

Valuation of Securities

Securities are classified as held-to-maturity, available-for-sale, or trading on the date of purchase. Only securities classified as held-to-maturity are reported at amortized cost. Available-for-sale and trading securities are reported at fair value. The realized gains (losses) associated with available-for-sale securities are reported as other gain (loss) on investments, net, in the Consolidated Statement of Income or, if related to securitization trust interests, as other income, net of losses, in the Consolidated Statement of Income. Any unrealized gains (losses) associated with available-for-sale securities are recorded in equity as other comprehensive income (loss) in the Consolidated Balance Sheet. Both realized and unrealized gains (losses) associated with trading securities are reported as other gain (loss) on investments, net, in the Consolidated Statement of Income. Refer to Note 27 to the Consolidated Financial Statements for additional information related to the valuation techniques used to measure available-for-sale and trading securities at fair value.

Investment debt securities classified as either held-to-maturity or available-for-sale are evaluated at least quarterly to determine whether a decline in their value below the amortized cost basis is other than temporary. To determine whether a loss in value is other than temporary, management employs a systematic methodology that considers available evidence in evaluating potential other-than-temporary impairment of our investments classified as available-for-sale. If the cost of an investment exceeds its fair value, we evaluate, among other factors, the magnitude and duration of the decline in fair value, the financial health of and business outlook for the issuer, changes to the rating of the security by a rating agency, the performance of the underlying assets for interests in securitized assets, whether we intend to sell the investment, and whether it is more likely than not we will be required to sell the debt security before recovery of its amortized cost basis. The term “other-than-temporary” is not intended to indicate that the decline is permanent but indicates that the prospects for a near-term recovery of value is not necessarily favorable or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment.

Once a decline in value of an equity security is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized. Once a decline in value of a debt security is determined to be other than temporary, the other-than-temporary impairment is separated into a credit and noncredit component, if applicable, in accordance with applicable accounting standards. Noncredit component losses are recorded in other comprehensive income (loss) when the Company does not intend to sell the security or is not more likely than not to have to sell the security prior to the security’s anticipated recovery. Noncredit component losses of a debt security are amortized over the remaining life of the debt security by offsetting the recorded value of the asset. Credit component losses of a debt security are charged to earnings. Significant judgment by management is required in this analysis that includes, but is not limited to, assumptions regarding the ultimate collectability of principal and interest on the underlying collateral.

Valuation of Loans Held-for-sale

Loans held-for-sale may include automotive, commercial finance, and residential mortgage receivables and loans. Loans held-for-sale are carried at the lower of cost or estimated fair value and are evaluated by portfolio and product type. Fair value is generally based on contractually established commitments from investors, current investor yield requirements, current

Management’s Discussion and Analysis

GMAC Inc. • Form 10-K

secondary market pricing, or cash flow models using market-based yield requirements as discussed in Note 27 to the Consolidated Financial Statements.

Allowance for Loan Losses

We maintain an allowance for loan and lease losses (the allowance) to absorb probable loan and lease credit losses inherent in the held-for-investment portfolio, excluding those measured at fair value in accordance with applicable accounting standards. The allowance is maintained at a level that management considers to be adequate based upon ongoing quarterly assessments and evaluations of collectability and historical loss experience in our lending portfolio. The allowance is management’s estimate of incurred losses in our lending portfolio and involves significant judgment. Management performs quarterly analysis of these portfolios to determine if impairment has occurred and to assess the adequacy of the allowance based on historical and current trends and other factors affecting credit losses. Additions to the allowance are charged to current period earnings through the provision for loan losses; amounts determined to be uncollectible are charged directly against the allowance, while amounts recovered on previously charged-off accounts increase the allowance. Determination of the allowance requires management to exercise significant judgment about matters that are inherently uncertain, including the timing, frequency, and severity of credit losses that could materially affect the provision for loan losses and, therefore, net income. The methodology for determining the amount of the allowance differs between the consumer and commercial portfolios. While we attribute portions of the allowance across our lending portfolios, the entire allowance is available to absorb probable credit losses inherent in our total lending portfolio.

The consumer portfolios consist of smaller-balance, homogeneous contracts and loans, divided into two broad categories — automotive retail contracts and residential mortgage loans. Each of these portfolios is further divided by our business units into several pools (including but not limited to contract type, underlying collateral, and geographic location), that are collectively evaluated for impairment. Because of the homogenous nature of the portfolios, the allowance is based on the aggregated portfolio segment evaluations. The allowance is established through a process that begins with estimates of incurred losses in each pool based upon various statistical analyses. Loss forecast models are utilized to estimate incurred losses and consider several portfolio indicators including, but not limited to, historical loss experience (believed by management to be indicative of the current environment), estimated foreclosures or defaults based on observable trends, delinquencies, general economic and business trends and credit bureau scores. Management believes these factors are relevant to estimate incurred losses and also considers overall portfolio indicators including an evaluation of overall credit quality, the credit process, and other environmental factors. The consumer loss forecast models and portfolio indicators are updated on a quarterly basis in order to incorporate information reflective of the current economic environment.

The commercial loan portfolio is primarily composed of larger-balance, nonhomogeneous exposures within our Global Automotive Services, Commercial Finance Group, and Mortgage operations. These loans are evaluated individually and are risk-rated based upon borrower, collateral, and industry-specific information that management believes is relevant in determining the occurrence of a loss event and measuring impairment. Management establishes specific allowances for commercial loans determined to be individually impaired in accordance with applicable accounting standards. The allowance is estimated by management based upon the borrower’s overall financial condition, financial resources, payment history, and when applicable, the estimated realizable value of any collateral. In addition to the specific allowances for impaired loans, we maintain allowances based on a collective evaluation for impairment of commercial portfolios. These allowances are based on historical loss experience, concentrations, current economic conditions, and performance trends within specific geographic and portfolio segments. The commercial historical loss experience is updated quarterly to incorporate the most recent data reflective of the current economic environment.

The determination of the allowance is influenced by numerous assumptions and many factors can affect estimates of loss, including volatility of loss given default, probability of default, and rating migration. The critical assumptions underlying the allowance include: (1) segmentation of loan pools based on common risk characteristics; (2) identification and estimation of portfolio indicators and other factors that management believes are key to estimating incurred credit losses; and (3) evaluation by management of borrower, collateral, and geographic information. Management monitors the adequacy of the allowance and makes adjustments as the assumptions in the underlying analyses change to reflect an estimate of incurred credit losses as of the reporting date, based upon the best information available at that time. In addition, commercial allowances are influenced by estimated recoveries from automotive manufacturers relative to guarantees or agreements with them to repurchase vehicles used as collateral to secure the loans. If an automotive manufacturer is unable to fully honor its obligations, our ultimate loan losses could be higher.

Management’s Discussion and Analysis

GMAC Inc. • Form 10-K

At December 31, 2009, the allowance for loan losses was $2.4 billion, compared to $3.4 billion at December 31, 2008. The provision for loan losses was $6.0 billion for the year ended December 31, 2009, compared to $3.4 billion for 2008 and $3.1 billion for 2007. The increase in provision expense was primarily related to our strategic mortgage actions taken during the three months ended December 31, 2009, that contemplated the sale of certain legacy mortgage assets resulting in the reclassification of these assets from loans held-for-investment to loans held-for-sale. This increase was partially offset by the absence of incremental provision expense related to retail balloon contracts in 2008 and a decline in asset levels. The allowance for loan losses related to the consumer loan portfolio declined $0.9 billion. The decline was primarily driven by the strategic mortgage actions taken during 2009, and a decline in our retail balloon contracts due to the strengthening of the used vehicle market and a declining asset base within our automotive portfolio. The allowance for loan losses related to the commercial loan portfolio decreased $0.1 billion, which was primarily driven by portfolio runoff and asset sales in our liquidating mortgage portfolio, partially offset by an increase in our resort finance business within our Commercial Finance Group. We believe the allowance for loan and lease losses is adequate to cover loan losses inherent in our lending portfolio at December 31, 2009.

Valuation of Automotive Lease Residuals

Global Automotive Services has significant investments in vehicles in our operating lease portfolio. In accounting for operating leases, management must make a determination at the beginning of the lease contract of the estimated realizable value (i.e., residual value) of the vehicle at the end of the lease. Residual value represents an estimate of the market value of the vehicle at the end of the lease term, which typically ranges from two to four years. We establish residual values by using independently published residual values (as further described in the Lease Residual Risk discussion in the Global Automotive Services section of this MD&A). The customer is obligated to make payments during the term of the lease for the difference between the purchase price and the contract residual value. However, since the customer is not obligated to purchase the vehicle at the end of the contract, we are exposed to a risk of loss to the extent the value of the vehicle is below the residual value estimated at contract inception. Management periodically performs a detailed review of the estimated realizable value of leased vehicles to assess the appropriateness of the carrying value of lease assets.

To account for residual risk, we depreciate automotive operating lease assets to estimated realizable value on a straight-line basis over the lease term. The estimated realizable value is initially based on the residual value established at contract inception. Over the life of the lease, management evaluates the adequacy of the estimate of the realizable value and may make adjustments to the extent the expected value of the vehicle at lease termination changes. Any adjustments would result in a change in the depreciation rate of the lease asset, thereby affecting the carrying value of the operating lease asset. Overall business conditions (including the used vehicle markets), our remarketing abilities, and GM’s vehicle and marketing programs may cause management to adjust initial residual projections (as further described in the Lease Residual Risk Management discussion in the Global Automotive Services section of this MD&A). In addition to estimating the residual value at lease termination, we must also evaluate the current value of the operating lease assets and test for impairment to the extent necessary in accordance with applicable accounting standards. Impairment is determined to exist if the undiscounted expected future cash flows (including the expected residual value) are lower than the carrying value of the asset. Certain triggering events necessitated impairment reviews in the second, third, and fourth quarters of 2008. There were no such impairment charges in 2009. Refer to Note 11 for a discussion of the impairment charges recognized in 2008.

Our depreciation methodology on operating lease assets considers management’s expectation of the value of the vehicles upon lease termination, which is based on numerous assumptions and factors influencing used automotive vehicle values. The critical assumptions underlying the estimated carrying value of automotive lease assets include: (1) estimated market value information obtained and used by management in estimating residual values, (2) proper identification and estimation of business conditions, (3) our remarketing abilities, and (4) GM’s vehicle and marketing programs. Changes in these assumptions could have a significant impact on the value of the lease residuals. As of December 31, 2009, expected residual values include estimates of payments from GM of approximately $1.0 billion related to residual support and risk-sharing agreements. To the extent GM is not able to fully honor its obligation relative to these agreements, our depreciation expense would be negatively impacted.

Our net investment in operating leases totaled $16.0 billion (net of accumulated depreciation of $7.9 billion) at December 31, 2009, compared to $26.4 billion (net of accumulated depreciation of $9.2 billion) at December 31, 2008. Depreciation expense totaled $3.7 billion, $5.5 billion, and $4.6 billion for the years ended December 31, 2009, 2008, and 2007, respectively.

Management’s Discussion and Analysis

GMAC Inc. • Form 10-K

Valuation of Mortgage Servicing Rights

Mortgage servicing rights represent the capitalized value of the right to receive future cash flows from the servicing of mortgage loans. Mortgage servicing rights are a significant source of value derived from originating or acquiring mortgage loans. Because residential mortgage loans typically contain a prepayment option, borrowers often elect to prepay their mortgage loans by refinancing at lower rates during declining interest rate environments. When this occurs, the stream of cash flows generated from servicing the original mortgage loan is terminated. As such, the market value of mortgage servicing rights is very sensitive to changes in interest rates and tends to decline as market interest rates decline and increase as interest rates rise.

We capitalize mortgage servicing rights on residential mortgage loans that we have originated and purchased based upon the fair market value of the servicing rights associated with the underlying mortgage loans at the time the loans are sold or securitized. GAAP requires that the value of mortgage servicing rights be determined based upon market transactions for comparable servicing assets, if available. In the absence of representative market trade information, valuations should be based upon other available market evidence and modeled market expectations of the present value of future estimated net cash flows that market participants would expect from servicing. When observable prices are not available, management uses internally developed discounted cash flow models to estimate the fair value. These internal valuation models estimate net cash flows based on internal operating assumptions that we believe would be used by market participants, combined with market-based assumptions for loan prepayment rate, interest rates, and discount rates that management believes approximate yields required by investors for these assets. Servicing cash flows primarily include servicing fees, float income and late fees, less operating costs to service the loans. The estimated cash flows are discounted using an option-adjusted spread derived discount rate. Management considers the best available information and exercises significant judgment in estimating and assuming values for key variables in the modeling and discounting process.

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

•

Cost to service — In general, servicing cost assumptions are based on internally projected actual expenses directly related to servicing. These servicing cost assumptions are compared to market servicing costs when market information is available. Our servicing cost assumptions include expenses associated with our activities related to loans in default.

•

Volatility — Volatility represents the expected rate of change of interest rates. The volatility assumption used in our valuation methodology is intended to place a band around the potential interest rate movements from one period the next. We use implied volatility assumptions in connection with the valuation of our mortgage servicing rights. Implied volatility is defined as the expected rate of change in interest rates derived from the prices at which options on interest rate swaps, or swaptions, are trading. We update our volatility assumptions for the change in implied swaptions volatility during the period, adjusted by the ratio of historical mortgage to swaption volatility.

Management’s Discussion and Analysis

GMAC Inc. • Form 10-K

We also periodically perform a series of reasonableness tests as we deem appropriate, including the following:

•

Review and compare data provided by independent third party brokers. We evaluate and compare our fair value price, multiples and underlying assumptions to data provided by independent third party brokers.

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

We generally expect our valuation to be within a reasonable range of that implied by these tests. If we determine our valuation has exceeded the reasonable range, we may adjust it accordingly.

The assumptions used in modeling expected future cash flows of mortgage servicing rights have a significant impact on the fair value of mortgage servicing rights and potentially a corresponding impact to earnings. For example, a 10% increase in the prepayment assumptions would have negatively impacted the fair value of our mortgage servicing rights asset by $167 million, or approximately 4.7% as of December 31, 2009. The calculation assumes that a change in the prepayment assumption would not impact other modeling assumptions. In reality, changes in one factor may result in changes in another, which might magnify or mitigate the sensitivities. In addition, the factors that may cause a change in the prepayment assumptions may also positively or negatively impact other areas of our operations (e.g., declining interest rates, while increasing prepayments, would likely have a positive impact on mortgage loan production volume and gains recognized on the sale of mortgage loans).

At December 31, 2009, based upon the market information obtained, we determined that our mortgage servicing rights valuations and assumptions used to value those servicing rights were reasonable and consistent with what an independent market participant would use to value the asset. At December 31, 2009, we had $3.6 billion outstanding in mortgage servicing rights compared to $2.8 billion at December 31, 2008.

Valuation of Interests in Securitized Assets

When we securitize automotive retail contracts, wholesale finance receivables, and mortgage loans, we typically retain an interest in the sold assets. These interests may take the form of asset- and mortgage-backed senior subordinated, interest- and principal-only investment grade, noninvestment grade, or unrated certificated or noncertificated securities. We retain an interest in these transactions to provide a form of credit enhancement for the more highly rated securities or because it is more economical to hold these interests depending on prevailing market conditions. In addition to the primary securitization activities, we may purchase mortgage-backed securities, interest-only strips, and other interests in securitized mortgage assets. In particular, we have mortgage broker-dealer operations that have the capability to participate in underwriting, private placement, trading, and selling of various mortgage-backed securities. As a result of these activities, we may hold investments (primarily with the intent to sell or securitize) in mortgage-backed securities similar to those retained by us in securitization activities. Interests in securitized assets are accounted for as investments in debt securities pursuant to applicable accounting standards. Our estimate of the fair value of these interests requires management to exercise significant judgment about the timing and amount of future cash flows of the securities.

Interests in securitized assets that are classified as trading or available-for-sale are valued on the basis of external dealer quotes, where available. External quotes are not available for a significant portion of these assets, given the relative illiquidity of these assets in the market. In these circumstances, valuation are based on internally developed models, which consider

Management’s Discussion and Analysis

GMAC Inc. • Form 10-K

recent market transactions, experience with similar securities, current business conditions, analysis of the underlying collateral, and third-party market information, as available. In conjunction with the performance of these valuations, management determined that the assumptions and the resulting valuations of asset- and mortgage-backed securities were reasonable and consistent with what an independent market participant would use to value the positions. In addition, we have certain interest in securitized assets that are classified as held-to-maturity. Investments classified as held-to-maturity are carried at amortized cost and are periodically reviewed for impairment.

Estimating the fair value of these interests requires management to make certain assumptions based upon current market information. The following describes the significant assumptions affecting future cash flow and, therefore, the valuation of these assets.

•

Prepayment speeds — Prepayment speeds are primarily affected by changes in interest rates. As interest rates rise, prepayment speeds generally slow, and as interest rates decrease, prepayment speeds generally accelerate. Similar to mortgage servicing rights, estimated prepayment speeds significantly affect the valuation of our residential mortgage-backed securities because increases in actual and expected prepayment speed reduce expected cash flows from these securities. For certain securities, management is able to obtain market information from parties involved in the distribution of these securities to estimate prepayment speeds. In other cases, management estimates prepayment speeds based upon historical and expected future prepayment rates. In comparison to residential mortgage-backed securities, prepayment speeds on the automotive asset-backed securities are not as volatile and do not have as significant an earnings impact because of the relative short contractual term of the underlying receivables and because many of these receivables have below-market contractual rates due to GM-sponsored special rate incentive programs.

•

Credit losses — Expected credit losses on assets underlying the asset- and mortgage-backed securities also significantly affect the estimated fair value of the related residual interests we retain. Credit losses can be affected by many economic variables including unemployment, housing valuation, and regional factors. The type of loan product and the interest rate environment are also key variables affecting the credit loss assumptions. For certain securities, market information for similar investments is available to estimate credit losses and collateral defaults (e.g., dealer-quoted credit spreads). For other securities, future credit losses are estimated using internally developed credit loss models, which generate indicative credit losses based on our historical credit loss frequency and severity on the underlying collateral pools.

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

•

Interest rates — Estimates of interest rates on variable- and adjustable-rate contracts are based on spreads over the applicable benchmark interest rate using market-based yield curves. The movement in interest rates can have a significant impact on the valuation of retained interest in floating-rate securities.

Asset- and mortgage-backed certificated securities are included as a component of investment securities on our Consolidated Balance Sheet. Changes in the fair value of asset- and mortgage-backed securities, classified as trading are included as a component of other (loss) gain on investments, net, in our Consolidated Statement of Income. The changes in the fair value of asset- and mortgage-backed securities classified as available-for-sale are recorded in accumulated other comprehensive income, a component of equity on our Consolidated Balance Sheet. If management determines that other-than-temporary impairment should be recognized related to asset- and mortgage-backed securities classified as available-for-sale, we recognize the impairment loss in other (loss) gain on investments, net, in our Consolidated Statement of Income. Noncertificated securities are included as a component of other assets on our Consolidated Balance Sheet. The changes in the fair value of asset- and mortgage-backed securities classified as other assets are included as a component of other income (loss), net, in our Consolidated Statement of Income.

Changes in model assumptions can have a significant impact on the carrying value of interests in securitized assets. Note 10 to the Consolidated Financial Statements summarizes the impact on the fair value due to a change in key assumptions for the significant categories of interests in securitized assets as of December 31, 2009. The processes and assumptions used

Management’s Discussion and Analysis

GMAC Inc. • Form 10-K

to determine the fair value of interest in securitized assets are management’s best estimate in the absence of definitive market information. At December 31, 2009 and 2008, the total interest in securitized assets approximated $5.7 billion and $2.6 billion, respectively.

Goodwill

The accounting for goodwill is discussed in Note 1 to the Consolidated Financial Statements. Goodwill is reviewed for potential impairment at the reporting unit level on an annual basis, which for the Company is August 31, or in interim periods if events or circumstances indicate a potential impairment. Goodwill is allocated to the reporting units at the date the goodwill is initially recorded. Once goodwill has been allocated to the reporting units, it generally no longer retains its identification with a particular acquisition, but instead becomes identified with the reporting unit as a whole. As a result, all of the fair value of each reporting unit is available to support the value of goodwill allocated to the unit. As of December 31, 2009, we operated in two core business segments as discussed in Note 29 to the Consolidated Financial Statements. Goodwill impairment testing is performed at the reporting unit level, one level below the business segment.

Under applicable accounting standards, goodwill impairment analysis is a two-step test. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, the second step must be performed. The second step involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated possible impairment. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, which is the excess of the fair value of the reporting unit, as determined in the first step, over the aggregate fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. The adjustments to measure the assets, liabilities and intangibles at fair value are for the purpose of measuring the implied fair value of goodwill and such adjustments are not reflected in the Consolidated Balance Sheet. If the implied fair value of goodwill exceeds the goodwill assigned to the reporting unit, there is no impairment. If the goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. An impairment loss recognized cannot exceed the amount of goodwill assigned to a reporting unit, and the loss establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment losses is not permitted under applicable accounting standards.

Goodwill impairment testing involves managements’ judgment, requiring an assessment of whether the carrying value of the reporting unit can be supported by the fair value of the individual reporting unit using widely accepted valuation techniques, such as the market approach (earnings, transaction, and/or pricing multiples) and discounted cash flow methods. In applying these methodologies we utilize a number of factors, including actual operating results, future business plans, economic projections and market data. A combination of methodologies is used and weighted appropriately for each reporting unit.

Determination of Reserves for Insurance Losses and Loss Adjustment Expenses

Our Insurance operations include an array of insurance underwriting, including automotive service contracts, commercial coverage, and consumer products that create a liability for unpaid losses and loss adjustment expenses incurred (further described in the Insurance section of this MD&A). The reserve for insurance losses and loss adjustment expenses represents an estimate of our liability for the unpaid cost of insured events that have occurred as of a point in time. More specifically, it represents the accumulation of estimates for reported losses and an estimate for losses incurred, but not reported, including claims adjustment expenses.

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

GMAC Inc. • Form 10-K

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

As of December 31, 2009, we concluded that our insurance loss reserves were reasonable and appropriate based on the assumptions and data used in determining the estimate. However, because insurance liabilities are based on estimates, the actual claims ultimately paid may vary from the estimates.

At December 31, 2009 and 2008, our reserve for insurance losses and loss adjustment expenses totaled $1.2 billion and $2.9 billion, respectively. Insurance losses and loss adjustment expenses totaled $1.0 billion, $1.4 billion, and $1.4 billion for the years ended December 31, 2009, 2008, and 2007, respectively.

Determination of Provision for Income Taxes

As of June 30, 2009, GMAC converted from an LLC to a Delaware corporation, thereby ceasing to be a pass-through entity for income tax purposes. As a result, GMAC adjusted its deferred tax assets and liabilities to reflect the estimated future corporate effective tax rate. Our banking, insurance, and foreign subsidiaries were generally always corporations and continued to be subject to tax and provide for U.S. federal, state, and foreign income taxes.

We account for income taxes in accordance with applicable accounting standards. Deferred tax assets and liabilities are established for future tax consequences of events that have been recognized in the financial statements or tax returns, based upon enacted tax laws and rates. Deferred tax assets are recognized subject to management’s judgment that realization in the

Management’s Discussion and Analysis

GMAC Inc. • Form 10-K

foreseeable future is more likely than not. During the year ended December 31, 2009, we recorded additional valuation allowances of $2.3 billion against deferred tax assets. This additional valuation allowance primarily relates to additional losses in the United States that could not be fully benefitted for tax purposes currently under GAAP. In addition, tax benefits related to positions considered uncertain and recognized only if, based on the technical merits of the issue, it is more likely than not that we will sustain the position and then at the largest amount that is great than 50% likely to be realized upon ultimate settlement.

Consistent with applicable accounting standards, we periodically review business plans and financing requirements to determine whether or not unremitted earnings in our foreign subsidiaries will be remitted to the U.S. Parent company or will remain indefinitely invested in the foreign subsidiary. To the extent the earnings are expected to be remitted, U.S. federal income taxes are provided.

Private Debt Exchange and Cash Tender Offers

In evaluating the accounting for the private debt exchange and cash tender offers (the Offers) in 2008, management was required to make a determination as to whether the Offers should be accounted for as a troubled debt restructuring (TDR) or an extinguishment of GMAC and ResCap debt. In concluding on the accounting, management evaluated applicable accounting guidance. The relevant accounting guidance required us to determine whether the exchanges of debt instruments should be accounted for as a TDR. A TDR results when it is determined, evaluating six factors considered to be indicators of whether a debtor is experiencing financial difficulties, that the debtor is experiencing financial difficulties and the creditors grant a concession; otherwise, such exchanges should be accounted for as an extinguishment or modification of debt. The assessment of this critical accounting estimate required management to apply a significant amount of judgment in evaluating the inputs, estimates, and internally generated forecast information to conclude on the accounting for the Offers.

One of these factors is whether we have the ability with entity-specific cash flows to service the contractual terms of existing debt agreements through maturity based on estimates and projections that only encompass the current business capabilities. Our assessment considered internal analyses such as our short-term and long-term liquidity projections, net income forecasts, and runoff projections. These analyses were based upon our consolidated financial condition and our comprehensive ability to service both GMAC and ResCap obligations, and were based only on our current business capabilities and funding sources. In addition to our baseline projections, these analyses incorporated stressed scenarios reflecting continued deterioration of the credit markets, further GM financial distress, and significant curtailments of loans originations. Management assigned probability weights to each scenario to determine an overall risk-weighted projection of our ability to meet our consolidated obligations as they come due. These analyses indicated that we could service all GMAC and ResCap obligations as they came due in the normal course of business.

Our assessment also considered capital market perceptions of our financial condition, such as our credit agency ratings, market values for our debt, analysts’ reports, and public statements made by us and our stakeholders. Due to the rigor applied to our internal projections, management placed more weight on our internal projections and less weight on capital market expectations.

Based on this analysis and after the consideration of the applicable accounting guidance, management concluded the Offers were not deemed to be a TDR. As a result of this conclusion, the Offers were accounted for as an extinguishment of debt.

Applying extinguishment accounting, we recognized a gain at the time of the exchange for the difference between the carrying value of the exchanged notes and the fair value of the newly issued securities. In accordance with applicable fair value accounting guidance related to Level 3 fair value measures, we performed various analyses with regard to the valuation of the newly issued instruments. Level 3 fair value measures are valuations that are derived primarily from unobservable inputs and rely heavily on management assessments, assumptions, and judgments. In determining the fair value of the newly issued instruments, we performed an internal analysis using trading levels on the trade date, December 29, 2008, of existing GMAC unsecured debt, adjusted for the features of the new instruments. We also obtained bid-ask spreads from brokers attempting to make a market in the new instruments.

Based on the determined fair values, we recognized a pretax gain upon extinguishment of $11.5 billion and reflected the newly issued preferred shares at their fair value, which was estimated to be $234 million on December 29, 2008. The majority of costs associated with the Offers were deferred in the basis of newly issued bonds. In the aggregate, the Offers resulted in an $11.7 billion increase to our consolidated equity position.

Management’s Discussion and Analysis

GMAC Inc. • Form 10-K

If management had concluded that TDR accounting was applicable, a significant portion of the $11.5 billion pretax gain, estimated to be approximately $8.4 billion, would not have been recognized at the time of the exchange. A gain of $3.1 billion would have been recognized immediately, and an additional contractual discount of $3.0 billion would have been deferred and accreted as on offset to interest expense over the term of the newly issued bonds. Additionally, costs associated with the Offers would have been recognized immediately as an expense rather than deferred in the basis of the newly issued bonds.

The Offers were a significant component of our strategy to satisfy the condition for a minimum amount of regulatory capital in connection with our application to become a bank holding company. If the Offers had been accounted for as a TDR, regulatory capital would have been approximately $8.4 billion lower, which may have affected the Federal Reserve’s consideration of our application.

Recently Issued Accounting Standards

Accounting Standards Update (ASU) 2009-16, Accounting for Transfers of Financial Assets, and ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, will become effective on January 1, 2010. The adoption will result in the consolidation of securitization assets and liabilities that were not previously recognized on the face of our financial statements, along with the derecognition of any retained bonds and other retained interests that we hold in the structures.

In addition to reporting increased assets and liabilities, our gain on sale from securitization transactions will be limited to deals for which we either no longer retain any economic interest in the structure or relinquish the servicing rights with the asset transfer. As a result, we expect to see increases in interest income, net of charge-offs, that are associated with all on-balance sheet securitized loans within our financial statements. Additionally, we also expect to see increases to interest expense associated with debt issued from the trusts to third-party investors. We will no longer record initial gains or losses on new securitizations that will become consolidated or on the revaluation of retained bonds or other retained interests since those items will be inherent in the loans and debt of the structures, as opposed to stand-alone assets that we hold. Loans originated for inclusion in securitization transactions, which will be accounted for as secured borrowings, will no longer be categorized as held-for-sale, rather they will be classified on our financial statements as held-for-investment. In addition, the adoption of these standards will have the following impacts to our Statement of Cash Flows: cash flows from operating activities will decrease to reflect that nonmortgage loans sold to securitization trusts will no longer be classified as held-for-sale, cash flows from investing activities will increase to reflect the loan accounting consistent with held-for-investment loans, and cash flows from financing activities will decrease to reflect debt payments made by the trust to third-party investors.

Additionally, the adoption of ASU 2009-16 and ASU 2009-17 will require us to maintain an increased amount of Tier 1 regulatory capital as mandated by the Board of Governors of the Federal Reserve and other regulatory agencies. In December 2009, the Federal Deposit Insurance Corporation (FDIC) finalized a regulatory capital rule to allow an optional delay and phase-in period (for a maximum of one year) for the effects on risk-based capital related to the assets that must be consolidated because of ASU 2009-16 and ASU 2009-17. Banks that are affected will have a six-month delay to meet the higher minimum capital requirements. Beginning on July 1, 2010, a 50% phase-in period to regulatory capital will be offered. By January 1, 2011, the phase-in period will expire, and banks will be expected to meet the full minimum risk-based capital requirements. We intend to elect the delay and phase-in period to meet the additional risk-based capital requirements that will expire on June 30, 2010, and December 31, 2010, respectively.

Refer to Note 1 to the Consolidated Financial Statements for further information related to recently issued accounting standards.

Management’s Discussion and Analysis

GMAC Inc. • Form 10-K

Statistical Tables

The accompanying supplemental information should be read in conjunction with the more detailed information, including our financial statements and the notes thereto, which appear elsewhere in this Annual Report.

Net Interest Margin Table

The following table presents an analysis of net interest margin for the period shown.

December 31, 2009 ($ in millions)	Average balance (a)	Interest income/ interest expense	Yield/ rate
Assets
Interest bearing cash and cash equivalents	$14,065	$104	0.74%
Trading securities	985	134	13.60
Investment securities (b)	9,446	224	2.37
Loans held-for-sale (c)	12,542	470	3.75
Finance receivables and loans, net of unearned income (d)	92,567	6,788	7.33
Operating leases, net of depreciation expense	21,441	1,967	9.17

Total interest earning assets	151,046	9,687	6.41
Noninterest bearing cash and cash equivalents	1,144
Other assets	28,910
Allowance for loan losses	(3,208)

Total assets	$177,892

Liabilities
Interest bearing deposit liabilities	$24,159	$703	2.91%
Short-term borrowings	9,356	588	6.28
Long-term debt (c)	97,939	6,368	6.50

Total interest bearing liabilities	131,454	7,659	5.83
Noninterest bearing deposit liabilities	1,955
Other liabilities	20,231

Total liabilities	153,640
Total equity	24,252

Total liabilities and equity	$177,892

Net financing revenue		$2,028
Net interest spread (e)			0.58%
Yield on interest earning assets (f)			1.34%

(a)	We currently calculate average balances using a combination of monthly and daily average methodologies.
(b)	Excludes income on equity investments of $9 million. Yields on available-for-sale debt securities are based on fair value as opposed to historical cost.
(c)	Includes the effects of derivative financial instruments designated as hedges.
(d)	Includes other interest income of $87 million.
(e)	Net interest spread represents the difference between the rate on total interest earning assets and the rate on total interest bearing liabilities.
(f)	Yield on interest earning assets represents net financing revenue as a percentage of total interest earning assets.

Management’s Discussion and Analysis

GMAC Inc. • Form 10-K

Outstanding Finance Receivables and Loans

The following table presents the composition of our on-balance sheet finance receivables and loans.

December 31, ($ in millions)	2009	2008	2007	2006	2005
Consumer
Domestic
Automobile	$12,514	$16,281	$20,030	$40,568	$53,814
1st Mortgage	7,960	13,542	24,941	56,483	58,953
Home equity	4,238	7,777	9,898	9,445	6,087

Total domestic	24,712	37,600	54,869	106,496	118,854

Foreign
Automobile	17,731	21,705	25,576	20,538	17,663
1st Mortgage	405	4,604	7,320	3,463	3,884
Home equity	1	54	4	45	35

Total foreign	18,137	26,363	32,900	24,046	21,582

Total consumer loans	42,849	63,963	87,769	130,542	140,436

Commercial
Domestic
Commercial and industrial (a)	23,865	21,797	23,894	28,960	30,968
Commercial real estate	2,129	3,637	2,943	2,969	2,601

Total domestic	25,994	25,434	26,837	31,929	33,569

Foreign
Commercial and industrial (b)	8,475	11,904	14,240	13,707	15,451
Commercial real estate	383	427	536	243	119

Total foreign	8,858	12,331	14,776	13,950	15,570

Total commercial loans	34,852	37,765	41,613	45,879	49,139

Total finance receivables and loans held-for-investment (c)	$77,701	$101,728	$129,382	$176,421	$189,575

Loans held-for-sale	$20,625	$7,919	$20,559	$27,718	$21,865

(a)	Amount includes Notes Receivable from General Motors of $3 million as of December 31, 2009
(b)	Amounts include Notes Receivable from General Motors of $908 million, $1.7 billion, $1.9 billion, $2.0 billion, and $4.6 billion as of December 31, 2009, 2008, 2007, 2006, and 2005, respectively.
(c)	Loans held-for-investment include historical cost, fair value, and repurchased loans.

Management’s Discussion and Analysis

GMAC Inc. • Form 10-K

Nonperforming Assets

The following table summarizes the nonperforming assets in our on-balance sheet portfolio.

December 31, ($ in millions)	2009	2008
Consumer
Domestic
Automobile	$267	$294
1st Mortgage	782	2,547
Home equity	114	540

Total domestic	1,163	3,381

Foreign
Automobile	119	125
1st Mortgage	33	1,034
Home equity	—	—

Total foreign	152	1,159

Total consumer (a)	1,315	4,540

Commercial
Domestic
Commercial and industrial	1,174	1,652
Commercial real estate	312	1,223

Total domestic	1,486	2,875

Foreign
Commercial and industrial	232	26
Commercial real estate	165	145

Total foreign	397	171

Total commercial (b)	1,883	3,046

Total nonperforming finance receivables and loans held-for-investment	3,198	7,586

Foreclosed properties	255	787

Repossessed assets	58	95

Total nonperforming assets	$3,511	$8,468

Loans held-for-sale	$3,390	$731

(a)	Interest revenue that would have been accrued on total consumer loans held-for-investment at original contractual rates was $301 million during the year ended December 31, 2009. Interest income recorded for these loans was $234 million during the year ended December 31, 2009.
(b)	Interest revenue that would have been accrued on total commercial loans held-for-investment at original contractual rates was $149 million during the year ended December 31, 2009. Interest income recorded for these loans was $43 million during the year ended December 31, 2009.

Management’s Discussion and Analysis

GMAC Inc. • Form 10-K

Accruing Finance Receivables and Loans Past Due 90 Days or More

The following table presents our on-balance sheet accruing loans past due 90 days or more as to principal and interest.

December 31, ($ in millions)	2009	2008
Consumer
Domestic
Automobile	$—	$19
1st Mortgage	1	33
Home equity	—	—

Total domestic	1	52
Foreign
Automobile	5	40
1st Mortgage	1	—
Home equity	—	—

Total foreign	6	40

Total consumer	7	92
Commercial
Domestic
Commercial and industrial	—	—
Commercial real estate	—	—

Total domestic	—	—
Foreign
Commercial and industrial	3	—
Commercial real estate	—	—

Total foreign	3	—

Total commercial	3	—

Total accruing finance receivables and loans held-for-investment past due 90 days or more	$10	$92

Loans held-for-sale	$33	$7

Management’s Discussion and Analysis

GMAC Inc. • Form 10-K

Allowance for Loan Losses

The following table presents an analysis of the activity in the allowance for loan losses on finance receivables and loans.

($ in millions)	2009	2008	2007	2006	2005
Balance at January 1,	$3,433	$2,755	$3,576	$3,085	$3,402
Cumulative effect of change in accounting principles	—	(616)	(1,540)	—	(28)
Charge-offs
Domestic	(3,380)	(2,192)	(2,398)	(1,575)	(1,347)
Foreign	(633)	(347)	(293)	(217)	(220)
Write-downs related to transfers to held-for-sale	(3,438)	—	—	—	—

Total charge-offs	(7,451)	(2,539)	(2,691)	(1,792)	(1,567)

Recoveries
Domestic	276	219	224	212	177
Foreign	76	71	74	50	52

Total recoveries	352	290	298	262	229

Net charge-offs	(7,099)	(2,249)	(2,393)	(1,530)	(1,338)
Provision for loan losses	6,043	3,410	3,067	1,977	1,068
Other	68	133	45	44	(19)

Balance at December 31,	$2,445	$3,433	$2,755	$3,576	$3,085

Management’s Discussion and Analysis

GMAC Inc. • Form 10-K

Allowance for Loan Losses by Type

The following table summarizes the allocation of the allowance for loan losses by product type.

	2009		2008		2007		2006		2005
December 31, ($ in millions)	Amount	% of total	Amount	% of total	Amount	% of total	Amount	% of total	Amount	% of total
Consumer
Domestic
Automobile	$772	31.6	$1,115	32.5	$1,033	37.5	$1,228	34.3	$1,347	43.7
1st Mortgage	388	15.8	525	15.3	540	19.6	1,325	37.0	920	29.8
Home equity	251	10.3	177	5.2	243	8.8	152	4.3	122	4.0

Total domestic	1,411	57.7	1,817	53.0	1,816	65.9	2,705	75.6	2,389	77.5
Foreign
Automobile	251	10.2	279	8.1	276	10.0	233	6.5	254	8.2
1st Mortgage	2	0.1	409	11.9	49	1.8	31	0.9	9	0.3
Home equity	—	—	31	0.9	—	—	—	—	—	—

Total foreign	253	10.3	719	20.9	325	11.8	264	7.4	263	8.5

Total consumer loans	1,664	68.0	2,536	73.9	2,141	77.7	2,969	83.0	2,652	86.0

Commercial
Domestic
Commercial and industrial	489	20.0	336	9.8	585	21.2	510	14.3	333	10.8
Commercial real estate	54	2.2	458	13.3	—	—	—	—	—	—

Total domestic	543	22.2	794	23.1	585	21.2	510	14.3	333	10.8
Foreign
Commercial and industrial	185	7.6	57	1.7	29	1.1	97	2.7	100	3.2
Commercial real estate	53	2.2	46	1.3	—	—	—	—	—	—

Total foreign	238	9.8	103	3.0	29	1.1	97	2.7	100	3.2

Total commercial loans	781	32.0	897	26.1	614	22.3	607	17.0	433	14.0

Total allowance for loan losses	$2,445	100.0	$3,433	100.0	$2,755	100.0	$3,576	100.0	$3,085	100.0

Management’s Discussion and Analysis

GMAC Inc. • Form 10-K

Deposit Liabilities

The following table presents the average balances and interest rates paid for types of domestic and foreign deposits.

	2009
Year ended December 31, ($ in millions)	Average balance	Average deposit rate
Domestic deposits
Noninterest bearing deposits	$1,955	—
NOW and money market checking accounts	5,941	1.66%
Certificates of deposit	16,401	3.33
Dealer deposits	671	4.09

Total domestic deposits	24,968	2.70

Foreign deposits
NOW and money market checking accounts	117	6.57
Certificates of deposit	1,029	2.25

Total foreign deposits	1,146	2.69

Total deposit liabilities	$26,114	2.70%

The following table presents the amount of domestic certificates of deposit in denominations of $100 thousand or more as of December 31, 2009, segregated by time remaining until maturity.

Year ended December 31, ($ in millions)	Three months or less	Over three months through six months	Over six months through twelve months	Over twelve months	Total
Domestic certificates of deposit ($100,000 or more)	$1,415	$1,502	$1,632	$277	$4,826

Quantitative and Qualitative Disclosures about Market Risk

GMAC Inc. • Form 10-K

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Refer to the Market Risk and the Operational Risk sections of Item 7, Management’s Discussion and Analysis.

Statement of Responsibility for Preparation of Financial Statements

GMAC Inc. • Form 10-K

Item 8.	Financial Statements and Supplementary Data

Our Consolidated Financial Statements, together with the notes thereto and the reports of Management and of Deloitte & Touche LLP, begin on page 121. Unaudited supplementary financial data for each quarter within the two years ended December 31, 2009, is included on page 213.

Our Consolidated Financial Statements, Financial Highlights, and Management’s Discussion and Analysis of Financial Condition and Results of Operations of GMAC Inc. and subsidiaries (GMAC) were prepared by management, who is responsible for their integrity and objectivity. Where applicable, this financial information has been prepared in conformity with the Securities Exchange Act of 1934, as amended, and generally accepted accounting principles in the United States of America. The preparation of this financial information requires the use of estimates, judgments, and assumptions that affect the reported amounts of asset and liabilities at the date of our Consolidated Financial Statements and the reported amounts of revenues and expenses during the periods presented. The critical accounting estimates that may involve a higher degree of judgment and complexity are included in Management’s Discussion and Analysis.

The audit was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States).

The GMAC Board of Directors, through its Audit Committee, is responsible for overseeing management’s fulfillment of its responsibilities in the preparation of our Consolidated Financial Statements. The GMAC Inc. Audit Committee annually recommends to the Board the selection of independent auditors. In addition, the GMAC Inc. Audit Committee reviews the scope of the audits and accounting principles being applied in financial reporting. The independent auditors, representatives of management, and the internal auditors meet regularly (separately and jointly) with the GMAC Inc. Audit Committee to review the activities of each and to ensure that each is properly discharging its responsibilities. To reinforce complete independence, Deloitte & Touche LLP has full and free access to meet with the GMAC Inc. Audit Committee without management representatives present to discuss the results of the audit, the adequacy of internal control, and the quality of financial reporting.

/s/ MICHAEL A. CARPENTER	/s/ ROBERT S. HULL
Michael A. Carpenter	Robert S. Hull
Chief Executive Officer	Executive Vice President and
February 26, 2010	Chief Financial Officer
February 26, 2010

Management’s Report on Internal Control over Financial Reporting

GMAC Inc. • Form 10-K

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

Based on the assessment performed, management concluded that as of December 31, 2009, GMAC’s internal control over financial reporting was effective based upon the COSO criteria.

The independent registered public accounting firm, Deloitte & Touche LLP, has audited the Consolidated Financial Statements of GMAC and has issued an attestation report on our internal control over financial reporting as of December 31, 2009, as stated in its report, which is included herein.

/s/ MICHAEL A. CARPENTER	/s/ ROBERT S. HULL
Michael A. Carpenter	Robert S. Hull
Chief Executive Officer	Executive Vice President and
February 26, 2010	Chief Financial Officer
February 26, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of GMAC Inc.:

We have audited the accompanying Consolidated Balance Sheet of GMAC Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related Consolidated Statements of Income, Changes in Equity, and Cash Flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Detroit, Michigan
February 26, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of GMAC Inc.:

We have audited the internal control over financial reporting of GMAC Inc. and subsidiaries (the “Company”) as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material aspects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009, of the Company and our report dated February 26, 2010, expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Detroit, Michigan
February 26, 2010

Consolidated Statement of Income

GMAC Inc. • Form 10-K

Year ended December 31, ($ in millions)	2009	2008	2007
Revenue
Finance receivables and loans
Consumer	$4,774	$6,524	$9,379
Commercial	1,715	2,287	2,863
Notes receivable from General Motors	212	225	304

Total finance receivables and loans	6,701	9,036	12,546
Loans held-for-sale	470	1,054	1,450
Interest on trading securities	134	130	300
Interest and dividends on available-for-sale investment securities	233	385	677
Interest bearing cash	104	384	615
Other interest income	87	347	536
Operating leases	5,715	7,582	6,617

Total financing revenue and other interest income	13,444	18,918	22,741
Interest expense
Interest on deposits	703	711	644
Interest on short-term borrowings	588	1,781	2,615
Interest on long-term debt	6,368	8,805	11,147

Total interest expense	7,659	11,297	14,406
Depreciation expense on operating lease assets	3,748	5,478	4,552
Impairment of investment in operating leases	—	1,218	—

Net financing revenue	2,037	925	3,783
Other revenue
Servicing fees	1,559	1,779	2,191
Servicing asset valuation and hedge activities, net	(1,104)	(263)	(542)

Total servicing income, net	455	1,516	1,649
Insurance premiums and service revenue earned	1,977	2,710	2,806
Gain (loss) on mortgage and automotive loans, net	596	(605)	597
Gain on extinguishment of debt	665	12,628	563
Other gain (loss) on investments, net	331	(1,095)	(590)
Other income, net of losses	200	(644)	939

Total other revenue	4,224	14,510	5,964
Total net revenue	6,261	15,435	9,747
Provision for loan losses	6,043	3,410	3,067
Noninterest expense
Compensation and benefits expense	1,608	1,979	2,200
Insurance losses and loss adjustment expenses	1,042	1,402	1,376
Other operating expenses	5,506	5,252	4,472
Impairment of goodwill	—	16	438

Total noninterest expense	8,156	8,649	8,486
(Loss) income from continuing operations before income tax expense (benefit)	(7,938)	3,376	(1,806)
Income tax expense (benefit) from continuing operations	78	(60)	395

Net (loss) income from continuing operations	(8,016)	3,436	(2,201)
Loss from discontinued operations, net of tax	(2,282)	(1,568)	(131)

Net (loss) income	$(10,298)	$1,868	$(2,332)

The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Balance Sheet

GMAC Inc. • Form 10-K

December 31, ($ in millions)	2009	2008
Assets
Cash and cash equivalents
Noninterest bearing	$1,840	$1,504
Interest bearing	12,948	13,647

Total cash and cash equivalents	14,788	15,151
Trading securities	739	1,207
Investment securities
Available-for-sale	12,155	6,234
Held-to-maturity	3	3

Total investment securities	12,158	6,237
Loans held-for-sale ($5,545 fair value elected at December 31, 2009)	20,625	7,919
Finance receivables and loans, net of unearned income
Consumer ($1,303 and $1,861 fair value elected)	42,849	63,963
Commercial	33,941	36,110
Notes receivable from General Motors	911	1,655
Allowance for loan losses	(2,445)	(3,433)

Total finance receivables and loans, net	75,256	98,295
Investment in operating leases, net	15,995	26,390
Mortgage servicing rights	3,554	2,848
Premiums receivable and other insurance assets	2,720	4,507
Other assets	19,887	26,922
Assets of operations held-for-sale	6,584	—

Total assets	$172,306	$189,476

Liabilities
Deposit liabilities
Noninterest bearing	$1,755	$1,496
Interest bearing	30,001	18,311

Total deposit liabilities	31,756	19,807
Debt
Short-term borrowings	10,292	10,386
Long-term debt ($1,293 and $1,899 fair value elected)	88,021	115,935

Total debt	98,313	126,321
Interest payable	1,637	1,517
Unearned insurance premiums and service revenue	3,192	4,356
Reserves for insurance losses and loss adjustment expenses	1,215	2,895
Accrued expenses and other liabilities	10,456	12,726
Liabilities of operations held-for-sale	4,898	—

Total liabilities	151,467	167,622
Equity
Common stock and paid-in capital (Members’ interests at December 31, 2008)	13,829	9,670
Preferred stock held by U.S. Department of Treasury (Preferred interests held by U.S. Department of Treasury at December 31, 2008)	10,893	5,000
Preferred stock (Preferred interests at December 31, 2008)	1,287	1,287
(Accumulated deficit) retained earnings	(5,630)	6,286
Accumulated other comprehensive income (loss)	460	(389)

Total equity	20,839	21,854

Total liabilities and equity	$172,306	$189,476

The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Changes in Equity

GMAC Inc. • Form 10-K

($ in millions)	Members’ interest	Preferred interests held by U.S. Department of Treasury	Preferred interests	Retained earnings	Accumulated other comprehensive income (loss)	Total equity	Comprehensive income (loss)
Balance at December 31, 2006	$6,711			$7,173	$485	$14,369
Conversion of preferred membership interests	1,121		$1,052			2,173
Capital contributions	1,080					1,080
Net loss				(2,332)		(2,332)	$(2,332)
Preferred interests dividends				(192)		(192)
Other comprehensive income					450	450	450
Cumulative effect of a change in accounting principle, net of tax:
Adoption of FASB ASC Topic 715, Compensation-Retirement Benefits					17	17

Balance at December 31, 2007	$8,912		$1,052	$4,649	$952	$15,565	$(1,882)

Cumulative effect of a change in accounting principle, net of tax
Adoption of FASB ASC Topic 820, Fair Value Measurements and Disclosures (a)				$23		$23
Adoption of fair value option in accordance with FASB ASC Topic 825, Financial Instruments (a)				(178)		(178)

Balance at January 1, 2008, after cumulative effect of adjustments	$8,912		$1,052	$4,494	$952	$15,410
Capital contributions (b)	758					758
Net income				1,868		1,868	$1,868
Dividends to members (b)				(79)		(79)
Issuance of preferred interests to the U.S. Department of Treasury		$5,000				5,000
Issuance of preferred interest			235			235
Other				3		3
Other comprehensive loss					(1,341)	(1,341)	(1,341)

Balance at December 31, 2008	$9,670	$5,000	$1,287	$6,286	$(389)	$21,854	$527

Capital contributions (b)	$1,247					$1,247
Net loss				$(4,578)		(4,578)	$(4,578)
Preferred interest dividends paid to the U.S. Department of Treasury				(160)		(160)
Preferred interests dividends				(195)		(195)
Dividends to members (b)				(119)		(119)
Issuance of preferred interests to the U.S. Department of Treasury		$7,500				7,500
Other comprehensive income					$497	497	497

Balance at June 30, 2009, before conversion from limited liability company to a corporation (c)	$10,917	$12,500	$1,287	$1,234	$108	$26,046	$(4,081)

Consolidated Statement of Changes in Equity

GMAC Inc. • Form 10-K

($ in millions)	Common stock and paid-in capital	Preferred stock held by U.S. Department of Treasury	Preferred stock	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Total equity	Comprehensive income (loss)
Balance at June 30, 2009, after conversion from limited liability company to a corporations (c)	$10,917	$12,500	$1,287	$1,234	$108	$26,046	$(4,081)
Capital contributions (b)	55					55
Net loss				(5,720)		(5,720)	$(5,720)
Preferred stock dividends paid to the U.S. Department of Treasury				(695)		(695)
Preferred stock dividends (b)				(175)		(175)
Dividends to shareholders (b)				(274)		(274)
Issuance of preferred stock to the U.S. Department of Treasury		1,250				1,250
Conversion of preferred stock to the U.S. Department of Treasury to common stock	2,857	(2,857)
Other comprehensive income					352	352	352

Balance at December 31, 2009	$13,829	$10,893	$1,287	$(5,630)	$460	$20,839	$(9,449)

(a)	Refer to Note 27 to the Consolidated Financial Statements for further detail.
(b)	Refer to Note 25 to the Consolidated Financial Statements for further detail.
(c)	Effective June 30, 2009, GMAC LLC was converted from a Delaware limited liability company into a Delaware corporation and renamed GMAC Inc. Each unit of each class of common membership interest issued and outstanding by GMAC LLC immediately prior to the conversion was converted into an equivalent number of shares of common stock of GMAC Inc. with substantially the same rights and preferences as the common membership interests. Upon conversion, holders of GMAC LLC preferred interests also received an equivalent number of GMAC Inc. preferred stock with substantially the same rights and preferences as the former preferred interests. Refer to Note 19 to the Consolidated Financial Statements for further details.

The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Cash Flows

GMAC Inc. • Form 10-K

Year ended December 31, ($ in millions)	2009	2008	2007
Operating activities
Net (loss) income	$(10,298)	$1,868	$(2,332)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,958	6,722	5,998
Operating lease impairment	—	1,234	—
Impairment of goodwill and other intangible assets	607	58	455
Other impairment	1,516	—	—
Amortization and valuation adjustments of mortgage servicing rights	142	2,250	1,260
Provision for loan losses	6,173	3,683	3,096
(Gain) loss on sale of loans, net	(192)	1,825	(508)
Net (gains) losses on investment securities	(2)	1,203	737
Gain on extinguishment of debt	(665)	(12,628)	(563)
Originations and purchases of loans held-for-sale	(88,283)	(132,023)	(128,576)
Proceeds from sales and repayments of loans held-for-sale	78,673	141,312	121,620
Net change in:
Trading securities	734	741	628
Deferred income taxes	(402)	(396)	95
Interest payable	83	(651)	(332)
Other assets	3,711	(1,213)	(121)
Other liabilities	(1,473)	178	686
Other, net	(1,414)	(68)	(683)

Net cash (used in) provided by operating activities	(5,132)	14,095	1,460

Investing activities
Purchases of available-for-sale securities	(21,148)	(16,202)	(16,682)
Proceeds from sales of available-for-sale securities	10,153	14,068	8,049
Proceeds from maturities of available-for-sale securities	4,527	7,502	8,080
Net decrease (increase) in finance receivables and loans	14,259	5,570	(41,972)
Proceeds from sales of finance receivables and loans	260	1,366	70,903
Change in notes receivable from GM	803	(62)	138
Purchases of operating lease assets	(732)	(10,544)	(17,268)
Disposals of operating lease assets	6,612	7,633	5,472
Sales of mortgage servicing rights, net	—	797	561
Acquisitions of subsidiaries, net of cash acquired	—	—	(209)
Proceeds from sale of business units, net	296	319	15
Other, net (a)	2,098	471	1,157

Net cash provided by investing activities	17,128	10,918	18,244

Consolidated Statement of Cash Flows

GMAC Inc. • Form 10-K

Year ended December 31, ($ in millions)	2009	2008	2007
Financing activities
Net change in short-term debt	(338)	(22,815)	(9,248)
Net increase in bank deposits	10,703	6,447	3,078
Proceeds from issuance of long-term debt	30,679	44,724	70,230
Repayments of long-term debt	(61,493)	(59,627)	(82,134)
Proceeds from issuance of common stock	1,247	—	—
Proceeds from issuance of preferred stock held by U.S. Department of Treasury	8,750	5,000	—
Dividends paid	(1,592)	(113)	(179)
Other, net (b)	1,064	(1,784)	675

Net cash used in financing activities	(10,980)	(28,168)	(17,578)

Effect of exchange-rate changes on cash and cash equivalents	(602)	629	92

Net increase (decrease) in cash and cash equivalents	414	(2,526)	2,218
Cash and cash equivalents reclassified to assets held-for-sale	(777)	—	—
Cash and cash equivalents at beginning of year	15,151	17,677	15,459

Cash and cash equivalents at end of year	$14,788	$15,151	$17,677

Supplemental disclosures
Cash paid for:
Interest	$7,868	$12,092	$14,871
Income taxes	355	130	481
Noncash items:
Increase in equity (c)	—	235	2,173
Loans held-for-sale transferred to finance receivables and loans	1,186	2,618	13,834
Finance receivables and loans transferred to loans-held-for sale	5,065	4,798	8,181
Finance receivables and loans transferred to other assets	732	1,294	2,976
Available-for-sale securities transferred to restricted assets (d)	—	548	—
Originations of mortgage servicing rights from sold loans	807	1,182	1,597
Decrease in mortgage loans held-for-investment upon initial adoption of the fair value option election	—	3,847	—
Decrease in collateralized borrowings upon initial adoption of the fair value option election	—	3,668	—
Capital contributions from stockholders/members	34	758	56
Other disclosures:
Proceeds from sales and repayments of mortgage loans held-for-investment originally designated as held-for-sale	1,010	1,747	6,790
Proceeds from sales of repossessed, foreclosed, and owned real estate	1,013	1,796	2,180
Liabilities assumed through acquisition	—	—	1,030
Consolidation of loans, net	1,410	—	—
Consolidation of collateralized borrowings	1,184	—	—
Deconsolidation of loans, net	—	2,353	25,856
Deconsolidation of collateralized borrowings	—	2,539	26,599

(a)	Includes securities-lending transactions where cash collateral is received and a corresponding liability is recorded, both of which are presented in investing activities in the amount of $856 million for 2007.
(b)	2007 includes a $1 billion capital contribution from General Motors pursuant to the sale of 51% of GMAC to FIM Holdings LLC.
(c)	Represents long-term debt exchanged for preferred interests in 2008 and conversion of preferred membership interests in 2007.
(d)	Represents the noncash effects of the loss portfolio transfer further described in Note 17 of the Consolidated Financial Statements.

The Notes to the Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements

GMAC Inc. • Form 10-K

1. Description of Business and Significant Accounting Policies

GMAC Inc. (referred to herein as GMAC, we, our, or us) was founded in 1919 as a wholly owned subsidiary of General Motors Corporation (currently General Motors LLC or GM). We are a leading, independent, globally diversified, financial services firm with approximately $172 billion in assets and operations in 40 countries. On December 24, 2008, the Board of Governors of the Federal Reserve System approved our application to become a bank holding company under the Bank Holding Company Act of 1956, as amended (the BHC Act). Our primary banking subsidiary is Ally Bank, which is an indirect wholly owned subsidiary of GMAC Inc.

Residential Capital, LLC

Residential Capital, LLC (ResCap), one of our mortgage subsidiaries, has been negatively impacted by the events and conditions in the mortgage banking industry and the broader economy. The market deterioration has led to fewer sources of, and significantly reduced levels of, liquidity available to finance ResCap’s operations. ResCap is highly leveraged relative to its cash flow and has recognized credit and valuation losses resulting in a significant deterioration in capital. During 2009, ResCap received capital contributions from GMAC of $4.0 billion in the form of cash, mortgage loans held-for-sale (which GMAC acquired from Ally Bank), receivables, the forgiveness of debt and affiliated payables, and recognized a gain on extinguishment of debt of $1.7 billion as a result of contributions and forgiveness of ResCap’s outstanding notes, which GMAC previously repurchased in the open market at a discount or through our private debt exchange and cash tender offers. Accordingly, ResCap’s consolidated tangible net worth, as defined, was $275 million as of December 31, 2009, and remained in compliance with all of its consolidated tangible net worth covenants. For this purpose, consolidated tangible net worth is defined as ResCap’s consolidated equity excluding intangible assets and any equity in Ally Bank to the extent included on ResCap’s consolidated balance sheet. There continues to be a risk that ResCap during December 2009 will not be able to meet its debt service obligations, will default on its financial debt covenants due to insufficient capital, and/or will be in a negative liquidity position in 2010 or future periods.

ResCap actively manages its liquidity and capital positions and is continually working on initiatives to address its debt covenant compliance and liquidity needs including debt maturing in the next twelve months and other risks and uncertainties. ResCap’s initiatives include, but are not limited to, the following: continuing to work with key credit providers to optimize all available liquidity options; continued reduction of assets and other restructuring activities; focusing production on government and prime conforming products; exploring strategic alternatives such as alliances, joint ventures, and other transactions with third parties; and continually exploring opportunities for funding and capital support from GMAC and its affiliates. The outcomes of most of these initiatives are to a great extent outside of ResCap’s control resulting in increased uncertainty as to their successful execution.

On December 30, 2009, we announced that as a result of our ongoing strategic review of how to best deploy GMAC’s current and future capital liquidity, we have decided to pursue strategic alternatives with respect to ResCap. In order to maximize value, we will consider a variety of options including one or more sales, spin-offs, or other potential transactions. The timing and form of execution of any such transactions will depend on market conditions.

Coincident with this announcement, ResCap determined, in conjunction with GMAC, to change its intent with respect to a significant portion of its portfolio of previously held-for-investment mortgage loans to held-for-sale. GMAC also announced its decision to commit to a plan to sell ResCap’s U.K. and continental Europe platforms. As a result of these actions, ResCap incurred valuation losses of approximately $1.1 billion related to its change in intent with respect to certain of its mortgage loan portfolio and impairments of $903 million related to its commitment to sell the U.K. and continental Europe platforms. These actions, inclusive of operating losses for the period, required GMAC to make capital contributions of $2.8 billion that were made to ResCap during December 2009 in the form of cash, asset contributions, and forgiveness of certain affiliate payables and debt to ensure that ResCap maintained a minimum acceptable level of required capital to meet certain covenants.

In the future, GMAC and ResCap may take actions with respect to ResCap as each party deems appropriate. These actions may include GMAC providing or declining to provide additional liquidity and capital support for ResCap; refinancing or restructuring some or all of ResCap’s existing debt; the purchase or sale of ResCap debt securities in the public or private markets for cash or other consideration; entering into derivative or other hedging or similar transactions with respect to

Notes to Consolidated Financial Statements

GMAC Inc. • Form 10-K

ResCap or its debt securities; GMAC purchasing assets from ResCap; or undertaking corporate transactions such as a tender offer or exchange offer for some or all of ResCap’s outstanding debt securities, a merger, sale, asset sales, consolidation, spin-off, distribution, or other business combination or reorganization or similar action with respect to all or part of ResCap and/or its affiliates. In this context, GMAC and ResCap typically consider a number of factors to the extent applicable and appropriate including, without limitation, the financial condition, results of operations and prospects of GMAC and ResCap, ResCap’s ability to obtain third-party financing, tax considerations, the current and anticipated future trading price levels of ResCap’s debt instruments, conditions in the mortgage banking industry and general economic conditions, other investment and business opportunities available to GMAC and/or ResCap, and any nonpublic information that ResCap may possess or that GMAC receives from ResCap.

ResCap remains heavily dependent on GMAC and its affiliates for funding and capital support, and there can be no assurance that GMAC or its affiliates will continue such actions or that GMAC will be successful in executing one or more sales, spin-offs, or other potential transactions with respect to ResCap.

Although our continued actions through various funding and capital initiatives demonstrate support for ResCap, other than as described above, there are currently no commitments or assurances for future funding and/or capital support. Consequently, there remains substantial doubt about ResCap’s ability to continue as a going concern. Should we no longer continue to support the capital or liquidity needs of ResCap or should ResCap be unable to successfully execute other initiatives, it would have a material adverse effect on ResCap’s business, results of operations, and financial position.

GMAC has extensive financing and hedging arrangements with ResCap that could be at risk of nonpayment if ResCap were to file for bankruptcy. As of December 31, 2009, we had approximately $2.6 billion in secured financing arrangements with ResCap of which approximately $1.9 billion in loans had been utilized. Amounts outstanding under the secured financing and hedging arrangements fluctuate. If ResCap were to file for bankruptcy, ResCap’s repayments of its financing facilities, including those with us, could be slower than if ResCap had not filed for bankruptcy. In addition, we could be an unsecured creditor of ResCap to the extent that the proceeds from the sale of our collateral are insufficient to repay ResCap’s obligations to us. It is possible that other ResCap creditors would seek to recharacterize our loans to ResCap as equity contributions or to seek equitable subordination of our claims so that the claims of other creditors would have priority over our claims. As a holder of unsecured notes, we would not receive any distributions for the benefit of creditors in a ResCap bankruptcy before secured creditors are repaid. In addition, should ResCap file for bankruptcy, our $275 million investment related to ResCap’s equity position would likely be reduced to zero. If a ResCap bankruptcy were to occur and a substantial amount of our credit exposure is not repaid to us, it would have an adverse impact on our near-term net income and capital position, but we do not believe it would have a materially adverse impact on GMAC’s consolidated financial position over the longer term.

GMAC Conversion

Effective June 30, 2009, GMAC converted (the Conversion) from a Delaware limited liability company to a Delaware corporation pursuant to Section 18-216 of the Delaware Limited Liability Company Act and Section 265 of the Delaware General Corporation Law and was renamed “GMAC Inc.” In connection with the Conversion, each unit of each class of membership interest issued and outstanding immediately prior to the Conversion was converted into shares of capital stock of GMAC with substantially the same rights and preferences as such membership interests. Refer to Note 23 for additional information regarding the tax impact of the conversion.

Consolidation and Basis of Presentation

The consolidated financial statements include our accounts and accounts of our majority-owned subsidiaries after eliminating all significant intercompany balances and transactions and include all variable interest entities (VIEs) in which we are the primary beneficiary. Refer to Note 28 for further details on our VIEs. Our accounting and reporting policies conform to accounting principles generally accepted in the United States of America (GAAP).

We operate our international subsidiaries in a similar manner as we operate in the United States of America (U.S. or United States), subject to local laws or other circumstances that may cause us to modify our procedures accordingly. The financial statements of subsidiaries that operate outside of the United States generally are measured using the local currency

Notes to Consolidated Financial Statements

GMAC Inc. • Form 10-K

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

Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and short-term, highly liquid investments with original maturities of 90 days or less. Cash and cash equivalents that have restrictions on our ability to withdraw the funds are included in other assets on our Consolidated Balance Sheet. The balance of cash equivalents was $1.8 billion and $7.9 billion at December 31, 2009 and 2008, respectively. The book value of cash equivalents approximates fair value because of the short maturities of these instruments. Certain securities with original maturities less than 90 days that are held as a portion of longer-term investment portfolios, primarily held by GMAC Insurance, are classified as investment securities.

Securities

Our portfolio of securities includes government securities, corporate bonds, equity securities, asset- and mortgage-backed securities, notes, interests in securitization trusts, and other investments. Securities are classified based on management’s intent. Our trading securities primarily consist of retained and purchased interests in certain securitizations. The retained interests are carried at fair value with changes in fair value recorded in current period earnings. Debt securities that management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. All other securities are classified as available-for-sale and carried at fair value with unrealized gains and losses included in accumulated other comprehensive income or loss, a component of equity, on an after-tax basis. Premiums and discounts on debt securities are amortized as an adjustment to investment yield over the contractual term of the security. We employ a systematic methodology that considers available evidence in evaluating potential other-than-temporary impairment of our investments classified as available-for-sale or held-to-maturity. If the cost of an investment exceeds its fair value, we evaluate, among other factors, the magnitude and duration of the decline in fair value. We also evaluate the financial health of and business outlook for the issuer, the performance of the underlying assets for interests in securitized assets, and our intent and ability to hold the investment.

Once a decline in fair value of an equity security is determined to be other than temporary, an impairment charge is recorded to other gain (loss) on investments, net, in our Consolidated Statement of Income, and a new cost basis in the investment is established. Once a decline in value of a debt security is determined to be other than temporary, the other-than-temporary impairment is separated into credit and noncredit components in accordance with applicable accounting standards. Noncredit component losses of a debt security are recorded in other comprehensive income (loss) when the Company does not intend to sell the security or is not more likely than not to have to sell the security prior to the security’s anticipated recovery. Noncredit component losses are amortized over the remaining life of the debt security by offsetting the recorded value of the asset. Credit component losses of a debt security are charged to earnings. Realized gains and losses on investment securities are reported in other gain (loss) on investments, net, and are determined using the specific identification method.

Loans Held-for-sale

Loans held-for-sale may include automotive, commercial finance, and residential mortgage receivables and loans and are carried at the lower of aggregate cost or estimated fair value. Loan origination fees, as well as discount points and incremental direct origination costs, are initially recorded as an adjustment of the cost of the loan and are reflected in the gain or loss on

Notes to Consolidated Financial Statements

GMAC Inc. • Form 10-K

sale of loans when sold. Fair value is determined by type of loan and is generally based on contractually established commitments from investors, current investor yield requirements, current secondary market pricing, or cash flow models using market-based yield requirements. Certain of our domestic residential mortgages are reported at fair value as a result of the fair value option election. Refer to Note 27 for details on fair value measurement.

Finance Receivables and Loans

Finance receivables and loans are reported at the principal amount outstanding, net of unearned income, premiums and discounts, and allowances. Unearned income, which includes deferred origination fees reduced by origination costs and unearned rate support received from an automotive manufacturer, is amortized over the contractual life of the related finance receivable or loan using the interest method. Loan commitment fees are generally deferred and amortized into commercial revenue over the commitment period.

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

Nonaccrual Loans

Consumer and commercial revenue recognition is suspended when finance receivables and loans are placed on nonaccrual status. Generally, finance receivable and loans are placed on nonaccrual status when delinquent for 90 days or when determined not to be probable of full collection. Exceptions include nonprime retail automotive receivables and commercial real estate loans that are placed on nonaccrual status when delinquent for 60 days. Revenue accrued, but not collected, at the date finance receivables and loans are placed on nonaccrual status is reversed and subsequently recognized only to the extent it is received in cash until it qualifies for return to accrual status. However, where there is doubt regarding the ultimate collectability of loan principal, all cash received is applied to reduce the carrying value of such loans. Finance receivables and loans are restored to accrual status only when contractually current and the collection of future payments is reasonably assured.

Impaired Loans

Loans are considered impaired when we determine it is probable that we will be unable to collect all amounts due according to the terms of the loan agreement. Income recognition is consistent with that of nonaccrual loans discussed above. If the recorded investment in impaired loans exceeds the fair value, a valuation allowance is established as a component of the allowance for loan losses. In addition to commercial loans specifically identified for impairment, we have pools of loans that are collectively evaluated for impairment, as discussed within the allowance for loan losses accounting policy.

Impaired loans also include loans that have been modified in troubled debt restructurings as a concession to borrowers experiencing financial difficulties. Trouble debt restructurings typically result from our loss mitigation activities and could include rate reductions, principal forgiveness, forbearance, and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. A troubled debt restructuring involving only a modification of terms requires that the restructured loan be measured at the present value of the expected future cash flows discounted at the effective interest rate at the time of modification, as based upon the original loan rate. Alternately, the loan may be measured for impairment based upon the fair value of the underlying collateral if the loan is collateral dependent. If the measure of the loan is less than the recorded investment in the loan, we recognize an impairment by creating a valuation allowance or by adjusting an existing valuation allowance for the impaired loan.

Charge-offs

As a general rule, consumer secured closed-end installment loans are written down to estimated collateral value, less costs to sell, once a loan becomes 120 days past due; and consumer unsecured open-end (revolving) loans are charged off at 180 days past due. Closed-end consumer loans secured by real estate are written down to estimated collateral value, less costs to sell, once a mortgage loan becomes 180 days past due. Retail loans in bankruptcy that are 60 days past due are charged off within 60 days of receipt of notification of filing from the bankruptcy court.

Notes to Consolidated Financial Statements

GMAC Inc. • Form 10-K

Commercial loans are individually evaluated and where collectability of the recorded balance is in doubt are written down to fair value of the collateral less costs to sell. Generally, all commercial loans are charged off when they are 360 days or more past due.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses (the allowance) is management’s estimate of incurred losses in the lending portfolios. Portions of the allowance are specified to cover the estimated losses on commercial loans specifically identified for impairment in accordance with applicable accounting standards. The unspecified portion of the allowance covers estimated losses on the homogeneous portfolios of finance receivables and loans collectively evaluated for impairment in accordance with applicable accounting standards. Amounts determined to be uncollectible are charged against the allowance on our Consolidated Balance Sheet. Additionally, losses arising from the sale of repossessed assets, collateralizing automotive finance receivables, and loans are charged to the allowance. Recoveries of previously charged-off amounts are credited at time of collection.

Loans that are individually evaluated and determined not to be impaired are grouped into pools, based on similar risk characteristics, and evaluated for impairment in accordance with applicable accounting standards. Loans determined to be specifically impaired are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, an observable market price, or the fair value of the collateral, whichever is determined to be the most appropriate. Estimated costs to sell or realize the value of the collateral on a discounted basis are included in the impairment measurement.

We perform periodic and systematic detailed reviews of our lending portfolios to identify inherent risks and to assess the overall collectability of those portfolios. The allowance related to portfolios collectively reviewed for impairment (generally consumer finance receivables and loans) is based on aggregated portfolio evaluations by product type. Loss models are utilized for these portfolios, which consider a variety of factors including, but not limited to, historical loss experience, current economic conditions, anticipated repossessions or foreclosures based on portfolio trends, delinquencies and credit scores, and expected loss factors by receivable and loan type. Loans in the commercial portfolios are generally reviewed on an individual loan basis, and if necessary, an allowance is established for individual loan impairment. Loans subject to individual reviews are analyzed based on factors including, but not limited to, historical loss experience, current economic conditions, collateral performance, performance trends within specific geographic and portfolio segments, and any other pertinent information that results in the estimation of the allowance. The evaluation of these factors for both consumer and commercial finance receivables and loans involves complex, subjective judgments.

Securitizations and Other Off-balance Sheet Transactions

We securitize, sell, and service retail finance receivables, operating leases, wholesale loans, securities, and residential loans. Securitizations are accounted for either as sales or secured financings. Interests in the securitized and sold assets are generally retained in the form of senior or subordinated interests, interest- or principal-only strips, cash reserve accounts, residual interests, and servicing rights. With the exception of servicing rights and senior interests, our retained interests are generally subordinate to investors’ interests. The investors and the securitization trusts generally have no recourse to our other assets outside of customary market representation and warranty repurchase provisions and in certain transactions, early payment default provisions and other forms of guarantee or commitments.

We retain servicing responsibilities for all of our retail finance receivable, operating lease, and wholesale loan securitizations and for the majority of our residential loan securitizations. We may receive servicing fees based on the securitized loan balances and certain ancillary fees, all of which are reported in servicing fees in the Consolidated Statement of Income. We also retain the right to service the residential loans sold to Ginnie Mae, Fannie Mae, and Freddie Mac. We also serve as the collateral manager in the securitizations of commercial investment securities.

Gains or losses on securitizations and sales depend on the previous carrying amount of the assets involved in the transfer and are allocated between the assets sold and the retained interests based on relative fair values except for certain servicing assets or liabilities, which are initially recorded at fair value at the date of sale. The estimate of the fair value of the retained interests requires us to exercise significant judgment about the timing and amount of future cash flows from interests. Refer to the Note 27 for a discussion of fair value estimates.

Notes to Consolidated Financial Statements

GMAC Inc. • Form 10-K

Gains or losses on securitizations and sales are reported in gain (loss) on mortgage and automotive loans, net, in our Consolidated Statement of Income for retail finance receivables, wholesale loans, and residential loans. Declines in the fair value of retained interests below the carrying amount are reflected in other comprehensive income, a component of equity, or as other (loss) gain on investments, net, in our Consolidated Statement of Income if declines are determined to be other than temporary or if the interests are classified as trading. Retained interests, as well as any purchased securities, are generally included in available-for-sale investment securities, trading investment securities, or other assets. Designation of available-for-sale or trading depends on management’s intent. Securities that are noncertificated and cash reserve accounts related to securitizations are included in other assets on our Consolidated Balance Sheet.

Mortgage Servicing Rights

Primary servicing rights represent our right to service mortgages securitized by us or sold through agency and third-party whole loan sales. Primary servicing involves the collection of payments from individual borrowers and the distribution of these payments to the investors. Master servicing rights represent our right to service mortgage- and asset-backed securities and whole-loan packages issued for investors. Master servicing involves the collection of borrower payments from primary servicers and the distribution of those funds to investors in mortgage- and asset-backed securities and whole-loans packages. We also purchase and sell primary and master servicing rights through transactions with other market participants.

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

We define our classes of servicing rights based on both the availability of market inputs and the manner in which we manage the risks of our servicing assets and liabilities. We leverage all available relevant market data to determine the fair value of our recognized servicing assets and liabilities.

Since quoted market prices for MSRs are not available, we estimate the fair value of MSRs by determining the present value of future expected cash flows using modeling techniques that incorporate management’s best estimates of key variables including expected cash flows, credit losses, prepayment speeds, and return requirements commensurate with the risks involved. Cash flow assumptions are modeled using our internally forecasted revenue and expenses, and where possible, the reasonableness of assumptions is periodically validated through comparisons to other market participants. Credit loss assumptions are based upon historical experience and the characteristics of individual loans underlying the MSRs. Prepayment speed estimates are determined from historical prepayment rates on similar assets or obtained from third-party data. Return requirement assumptions are determined using data obtained from market participants, where available, or based on current relevant interest rates plus a risk-adjusted spread. We also consider other factors that can impact the value of the MSRs, such as surety provider termination clauses and servicer terminations that could result if we failed to materially comply with the covenants or conditions of our servicing agreements and did not remedy the failure. Since many factors can affect the estimate of the fair value of mortgage servicing rights, we regularly evaluate the major assumptions and modeling techniques used in our estimate and review these assumptions against market comparables, if available. We monitor the actual performance of our MSRs by regularly comparing actual cash flow, credit, and prepayment experience to modeled estimates.

Repossessed and Foreclosed Assets

Assets are classified as repossessed and foreclosed and included in other assets when physical possession of the collateral is taken regardless of whether foreclosure proceedings have taken place. Repossessed and foreclosed assets are carried at the lower of the outstanding balance at the time of repossession or foreclosure or the fair value of the asset less estimated costs to sell. Losses on the revaluation of repossessed and foreclosed assets are charged to the allowance for loan and lease losses at the time of repossession.

Goodwill and Other Intangibles

Goodwill and other intangible assets, net of accumulated amortization, are reported in other assets. In accordance with applicable accounting standards, goodwill represents the excess of the cost of an acquisition over the fair value of net assets acquired. Goodwill is reviewed for impairment utilizing a two-step process. The first step of the impairment test requires us to define the reporting units and compare the fair value of each of these reporting units to the respective carrying value. The fair

Notes to Consolidated Financial Statements

GMAC Inc. • Form 10-K

value of the reporting units in our impairment test is determined based on various analyses including discounted cash flow projections. If the carrying value is less than the fair value, no impairment exists, and the second step does not need to be completed. If the carrying value is higher than the fair value or there is an indication that impairment may exist, a second step must be performed to compute the amount of the impairment, if any. Applicable accounting standards require goodwill to be tested for impairment annually at the same time every year and whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Our annual goodwill impairment assessment is concluded upon during the fourth quarter each year. Refer to Note 14 for a discussion of the related goodwill impairment charge in 2009 and 2008.

Other intangible assets, which include customer lists, trademarks, and other identifiable intangible assets, are amortized on a straight-line basis over an estimate useful life of 3 to 15 years and are subject to impairment testing.

Investment in Operating Leases

Investment in operating leases is reported at cost, less accumulated depreciation and net of impairment charges and origination fees or costs. Income from operating lease assets that includes lease origination fees, net of lease origination costs, is recognized as operating lease revenue on a straight-line basis over the scheduled lease term. Depreciation of vehicles is generally provided on a straight-line basis to an estimated residual value over a period, consistent with the term of the underlying operating lease agreement. We evaluate our depreciation policy for leased vehicles on a regular basis.

We have significant investments in the residual values of assets in our operating lease portfolio. The residual values represent an estimate of the values of the assets at the end of the lease contracts and are initially determined based on residual values established at contract inception by consulting independently published residual value guides. Realization of the residual values is dependent on our future ability to market the vehicles under the prevailing market conditions. Over the life of the lease, we evaluate the adequacy of our estimate of the residual value and may make adjustments to the depreciation rates to the extent the expected value of the vehicle (including any residual support payments from GM) at lease termination changes. In addition to estimating the residual value at lease termination, we also evaluate the current value of the operating lease asset and test for impairment to the extent necessary based on market considerations and portfolio characteristics. Impairment is determined to exist if the undiscounted expected future cash flows are lower than the carrying value of the asset. If our operating lease assets are considered to be impaired, the impairment is measured as the amount by which the carrying amount of the assets exceeds the fair value as estimated by discounted cash flows. Certain triggering events necessitated an impairment review of the investment in operating leases of our Global Automotive Services beginning in the second quarter of 2008. Refer to Note 11 for a discussion of the impairment charges recognized in 2008.

When a lease vehicle is returned to us, the asset is reclassified from investment in operating leases to other assets at the lower-of-cost or estimated fair value, less costs to sell.

Impairment of Long-lived Assets

The carrying value of long-lived assets (including property and equipment and certain identifiable intangibles) are evaluated for impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable from the estimated undiscounted future cash flows expected to result from their use and eventual disposition. Recoverability of assets to be held and used is measured by a comparison of their carrying amount to future net undiscounted cash flows expected to be generated by the assets. If these assets are considered to be impaired, the impairment is measured as the amount by which the carrying amount of the assets exceeds the fair value as estimated by discounted cash flows. Refer to the previous section of this note titled Investment in Operating Leases for a discussion pertaining to impairments related to our investment in operating leases in 2009. No material impairment was recognized in 2008 or 2007.

An impairment test on an asset group to be discontinued, held-for-sale, or otherwise disposed of is performed upon occurrence of a triggering event or when certain criteria are met (e.g., the asset can be disposed of within twelve months, appropriate levels of authority have approved the sale, and there is an active program to locate a buyer). Long-lived assets held-for-sale are recorded at the lower of their carrying amount or estimated fair value less cost to sell. If the carrying value of the assets held-for-sale exceeds the fair value less cost to sell, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets less cost to sell. During 2009, impairment losses were recognized on asset groups that were classified as held-for-sale or disposed of by sale. Refer to Note 2 for a discussion of held-for-sale and discontinued operations.

Notes to Consolidated Financial Statements

GMAC Inc. • Form 10-K

Property and Equipment

Property and equipment stated at cost, net of accumulated depreciation and amortization, are reported in other assets. Included in property and equipment are certain buildings, furniture and fixtures, leasehold improvements, company vehicles, IT hardware and software, and capitalized software costs. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets, which generally ranges from 3 to 30 years. Capitalized software is generally amortized on a straight-line basis over its useful life, which generally ranges from three to five years. Capitalized software that is not expected to provide substantive service potential or for which development costs significantly exceed the amount originally expected is considered impaired and written down to fair value. Software expenditures that are considered general, administrative, or of a maintenance nature are expensed as incurred.

Deferred Policy Acquisition Costs

Commissions, including compensation paid to producers of automotive service contracts and other costs of acquiring insurance that are primarily related to and vary with the production of business, are deferred and recorded in other assets. Deferred policy acquisition costs are amortized over the terms of the related policies and service contracts on the same basis as premiums and revenue are earned except for direct response advertising costs, which are amortized over their expected future benefit. We group costs incurred for acquiring like contracts and consider anticipated investment income in determining the recoverability of these costs.

Private Debt Exchange and Cash Tender Offers

In evaluating the accounting for the private debt exchange and cash tender offers (the Offers) in 2008, management was required to make a determination as to whether the Offers should be accounted for as a troubled debt restructuring (TDR) or an extinguishment of GMAC and ResCap debt. In concluding on the accounting, management evaluated applicable accounting guidance. The relevant accounting guidance required us to determine whether the exchanges of debt instruments should be accounted for as a TDR. A TDR results when it is determined, evaluating six factors considered to be indicators of whether a debtor is experiencing financial difficulties, that the debtor is experiencing financial difficulties, and the creditors grant a concession; otherwise, such exchanges should be accounted for as an extinguishment or modification of debt. The assessment of this critical accounting estimate required management to apply a significant amount of judgment in evaluating the inputs, estimates, and internally generated forecast information to conclude on the accounting for the Offers.

In assessing whether GMAC was experiencing financial difficulties for the purpose of accounting for the Offers, management applied applicable accounting guidance. Our assessment considered internal analyses such as our short- and long-term liquidity projections, net income forecasts, and runoff projections. These analyses were based upon our consolidated financial condition and our comprehensive ability to service both GMAC and ResCap obligations and were based only on our current business capabilities and funding sources. In addition to our baseline projections, these analyses incorporated stressed scenarios reflecting continued deterioration of the credit markets, further GM financial distress, and significant curtailments of loans originations. Management assigned probability weights to each scenario to determine an overall risk-weighted projection of our ability to meet our consolidated obligations as they come due. These analyses indicated that we could service all GMAC and ResCap obligations as they came due in the normal course of business.

Our assessment also considered capital market perceptions of our financial condition, such as our credit agency ratings, market values for our debt, analysts’ reports, and public statements made by us and our stakeholders. Due to the rigor applied to our internal projections, management placed more weight on our internal projections and less weight on capital market expectations.

Based on this analysis and after the consideration of the applicable accounting guidance, management concluded the Offers were not deemed to be a TDR. As a result of this conclusion, the Offers were accounted for as an extinguishment of debt.

Applying extinguishment accounting, we recognized a gain at the time of the exchange for the difference between the carrying value of the exchanged notes and the fair value of the newly issued securities. In accordance with applicable fair value accounting guidance related to Level 3 fair value measures, we performed various analyses with regard to the valuation of the newly issued instruments. Level 3 fair value measures are valuations that are derived primarily from unobservable inputs and rely heavily on management assessments, assumptions, and judgments. In determining the fair value of the newly

Notes to Consolidated Financial Statements

GMAC Inc. • Form 10-K

issued instruments, we performed an internal analysis using trading levels on the trade date, December 29, 2008, of existing GMAC unsecured debt, adjusted for the features of the new instruments. We also obtained bid-ask spreads from brokers attempting to make a market in the new instruments.

Based on the determined fair values, we recognized a pretax gain upon extinguishment of $11.5 billion and reflected the newly issued preferred shares at their face value, which was estimated to be $234 million on December 29, 2008. The majority of costs associated with the Offers were deferred in the basis of the newly issued bonds. In the aggregate, the offers resulted in an $11.7 billion increase to our consolidated equity position.

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

Reserves for Insurance Losses and Loss Adjustment Expenses

Reserves for insurance losses and loss adjustment expenses are established for the unpaid cost of insured events that have occurred as of a point in time. More specifically, the reserves for insurance losses and loss adjustment expenses represent the accumulation of estimates for both reported losses and those incurred, but not reported, including claims adjustment expenses relating to direct insurance and assumed reinsurance agreements. Estimates for salvage and subrogation recoverable are recognized at the time losses are incurred and netted against provision for insurance losses and loss adjustment expenses. Reserves are established for each business at the lowest meaningful level of homogeneous data. Since the reserves are based on estimates, the ultimate liability may vary from such estimates. The estimates are regularly reviewed and adjustments, which can potentially be significant, are included in earnings in the period in which they are deemed necessary.

Reserves for Loans Sold with Recourse

Reserves for loans sold with recourse result from customary market representations and warranties we provide when we sell or securitize loans. These provisions are generally triggered in cases of origination fraud, missing or insufficient underwriting documentation, or borrower compliance violations that exist at the time of sale. The initial reserve, classified in accrued expenses and other liabilities on our Consolidated Balance Sheet, is established on the transfer date at fair value and is recorded as gain (loss) on mortgage and automotive loans, net, on our Consolidated Statement of Income. We recognize changes in the liability as other operating expenses on our Consolidated Statement of Income. We use internally developed models to estimate the liability. Significant assumptions in the models include borrower performance, investor repurchase demand behavior, historic loan defect experience, and loss severity. Adjustments may be made to the modeled losses to take into account qualification factors, such as macroeconomic and other external factors. We regularly evaluate the major assumptions and modeling techniques used in our estimate, and we align assumptions with the our allowance and cash flow forecasting models. The models and assumptions require the use of judgment and can have a significant impact on the determination of the liability.

Derivative Instruments and Hedging Activities

In accordance with applicable accounting standards, all derivative financial instruments, whether designated for hedge accounting or not, are required to be recorded on the balance sheet as assets or liabilities carried at fair value. At inception of a hedging relationship, we designate each qualifying derivative financial instrument as a hedge of the fair value of a specifically identified asset or liability (fair value hedge), as a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge), or as a hedge of the foreign currency exposure of a net investment in a foreign operation. We also use derivative financial instruments, which although acquired for risk management purposes, do not qualify for hedge accounting under GAAP. Changes in the fair value of derivative financial instruments that are designated and qualify as fair value hedges, along with the gain or loss on the hedged asset or liability attributable to the hedged risk, are recorded in the current period earnings. For qualifying cash flow hedges, the effective portion of the change in the fair value of the derivative financial instruments is recorded in accumulated other comprehensive income, a component of equity, and recognized in the income statement when the hedged cash flows affect earnings. For a derivative designated as hedging the foreign currency exposure of a net investment in a foreign operation, the gain or loss is reported in accumulated other

Notes to Consolidated Financial Statements

GMAC Inc. • Form 10-K

comprehensive income as part of the cumulative translation adjustment with the exception of the spot to forward difference, which is recorded in current period earnings. Changes in the fair value of derivative financial instruments held for risk management purposes that do not meet the criteria to qualify as hedges under GAAP are reported in current period earnings. The ineffective portions of fair value and cash flow hedges are immediately recognized in earnings.

We formally document all relationships between hedging instruments and hedged items and or risk management objectives for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair value, cash flow, or net investment hedges to specific assets and liabilities on our Consolidated Balance Sheet to specific firm commitments or the forecasted transactions. Both at the hedge’s inception and on an ongoing basis, we formally assess whether the derivatives that are used in hedging relationships are highly effective in offsetting changes in fair values or cash flows of hedged items.

The hedge accounting treatment described herein is no longer applied if a derivative financial instrument is terminated or the hedge designation is removed or is assessed to be no longer highly effective. For these terminated fair value hedges, any changes to the hedged asset or liability remain as part of the basis of the asset or liability and are recognized into income over the remaining life of the asset or liability. For terminated cash flow hedges, unless it is probable that the forecasted cash flows will not occur within a specified period, any changes in fair value of the derivative financial instrument previously recognized remain in other comprehensive income, a component of equity, and are reclassified into earnings in the same period that the hedged cash flows affect earnings. The previously recognized net derivative gain or loss for a net investment hedge should continue to remain in accumulated other comprehensive income until earnings are impacted by sale or liquidation of the associated foreign operation. In all instances, any subsequent changes in fair value of the derivative instrument will be recorded into earnings.

Loan Commitments

We enter into commitments to make loans whereby the interest rate on the loans is set prior to funding (i.e., interest rate lock commitments). Interest rate lock commitments for loans to be originated or purchased for sale and for loans to be purchased and held-for-investment are derivative financial instruments carried at fair value in accordance with applicable accounting standards with changes in fair value included within current period earnings. The fair value of the interest rate lock commitments include expected net future cash flows related to the associated servicing of the loan are accounted for through earnings for all written loan commitments accounted at fair value. Servicing assets are recognized as distinct assets once they are contractually separated from the underlying loan by sale or securitization. Interest rate lock commitments are recorded at fair value with changes in value recognized in current period earnings. Day-one gains or losses on derivative interest rate lock commitments are recognized when applicable.

Income Taxes

As of June 30, 2009, GMAC converted from an LLC to a Delaware corporation, thereby ceasing to be a pass-through entity for income tax purposes. As a result, we recorded our deferred tax assets and liabilities using the estimated corporate effective tax rate. Our banking, insurance, and foreign subsidiaries were generally always corporations and continued to be subject to tax and provide for U.S. federal, state, and foreign income taxes.

Deferred tax assets and liabilities are established for future tax consequences of events that have been recognized in the financial statements or tax returns based on enacted tax laws and rates. Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. Deferred tax assets are reduced through the recording of valuation allowances in cases where realization is not more likely than not. In addition, tax benefits related to positions considered uncertain are recognized only if, based on the technical merits of the issue, we are more likely than not to sustain the position and then at the largest amount that is greater than 50% likely to be realized upon ultimate settlement.

Recently Adopted Accounting Standards

Accounting Standards Codification (ASC) (Formerly SFAS No. 168)

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162 (SFAS 168). This standard established the FASB Codification as the

Notes to Consolidated Financial Statements

GMAC Inc. • Form 10-K

exclusive authoritative reference for U.S. GAAP and superseded all existing non-SEC accounting and reporting standards. As a result, we updated the references to accounting literature contained in our financial statement disclosures to reflect the ASC structure.

Disclosures about Derivative Instruments and Hedging Activities (Formerly SFAS No. 161)

As of January 1, 2009, we adopted SFAS No. 161 (SFAS 161), which amended ASC Topic 815, Derivatives and Hedging. SFAS 161 required specific disclosures regarding the location and amounts of derivative instruments in the financial statements, how derivative instruments and related hedged items were accounted for, and how derivative instruments and related hedged items affected the financial position, financial performance, and cash flows. Because SFAS 161 impacted only the disclosure and not the accounting treatment for derivative instruments and related hedged items, the adoption of SFAS 161 did not have an impact on our financial statements. Refer to Note 21 for disclosures required by SFAS 161.

Interim Disclosures about Fair Value of Financial Instruments (Formerly FSP FAS No. 107-1 and APB No. 28-1)

As of June 30, 2009, we adopted FSP FAS No. 107-1 and APB No. 28-1, which amended ASC Topic 825, Financial Instruments, to require disclosures about the fair value of financial instruments in interim periods. Additionally, the guidance amends ASC Topic 270, Interim Reporting, to require these disclosures in all interim financial statements. Since this guidance related only to disclosures, adoption did not have a material effect on our financial statements.

Recognition and Presentation of Other-Than-Temporary Impairments (Formerly FSP FAS No. 115-2 and FSP FAS No. 124-2)

As of April 1, 2009, we adopted FSP FAS No. 115-2 and FSP FAS 124-2, which amended the guidance for determining and recognizing impairment on debt securities. Under this FSP, an other-than-temporary impairment must be recognized if an entity has the intent to sell the debt security or if it is more likely than not that it will be required to sell the debt security before recovery of its amortized cost basis. In addition, the guidance changed the amount of impairment to be recognized in current period earnings when an entity does not have the intent to sell or it is more likely than not that it will be required to sell the debt security. In these cases, only the amount of the impairment associated with credit losses is recognized in earnings with all other fair value components in other comprehensive income. The guidance also required additional disclosures regarding the calculation of credit losses as well as factors considered in reaching a conclusion that an investment is not other-than-temporarily impaired. This guidance was effective for periods ending after June 15, 2009, and its adoption did not have a material impact on our financial statements.

Determining Fair Value for Assets in Inactive or Distressed Markets (Formerly FAS No. 157-4)

As of April 1, 2009, we adopted FSP FAS No. 157-4, which amended ASC Topic 820, Fair Value Measurements and Disclosures, and clarified the guidance for determining fair value. This standard provided application guidance to assist preparers in determining whether an observed transaction had occurred in an inactive market and if the transaction was distressed. This standard was effective for periods ending after June 15, 2009, and its adoption did not have a material impact on our financial statements.

Recently Issued Accounting Standards

Accounting for Transfers of Financial Assets (Accounting Standards Update (ASU) 2009-16) (Formerly SFAS No. 166)

In December 2009, the FASB issued ASU 2009-16, which amends ASC Topic 860, Transfers and Servicing. This standard removes the concept of a qualifying special-purpose entity (QSPE) and creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale. To determine if a transfer is to be accounted for as a sale, the transferor must assess whether it and all of the entities included in its consolidated financial statements have surrendered control of the assets. This standard is effective for us as of January 1, 2010, with adoption applied prospectively for transfers that occur on and after the effective date. The elimination of the QSPE concept will require us to retrospectively assess all current off-balance sheet QSPE structures for consolidation under ASC Topic 810, Consolidation, and record a cumulative-effect adjustment to retained earnings for any consolidation change. Retrospective application of ASU 2009-16, specifically the QSPE removal, is being assessed as part of the analysis required from ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. Refer to the section below for further information related to ASU 2009-17.

Notes to Consolidated Financial Statements

GMAC Inc. • Form 10-K

Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (ASU 2009-17) (Formerly SFAS No. 167)

In December 2009, the FASB issued ASU 2009-17, which amends ASC Topic 810, Consolidation. This standard addresses the primary beneficiary assessment criteria for determining whether an entity is required to consolidate a variable interest entity (VIE). This standard requires an entity to determine whether it is the primary beneficiary by performing a qualitative assessment; rather than using the quantitative-based model required under the previous accounting guidance. The qualitative assessment consists of determining whether the entity has both the power to direct the activities that most significantly impact the VIE’s economic performance and has the right to receive benefits or obligation to absorb losses that could potentially be significant to the VIE. This standard is effective for us as of January 1, 2010. As a result of the implementation of ASU 2009-16 and ASU 2009-17, we will be required to consolidate various securitization structures that were previously held off-balance sheet. On January 1, 2010, this consolidation will result in a net increase of $17.6 billion to assets and liabilities on our Consolidated Balance Sheet ($10.1 billion of the increase relates to operations classified as held-for-sale). As part of the day-one entry, there will also be an immaterial adjustment to our opening equity balance.

2. Discontinued and Held-for-sale Operations

Discontinued Operations

During the three months ended September 30, 2009, we committed to sell the U.S. consumer property and casualty insurance business of our Insurance operations. These operations provide vehicle and home insurance in the United States through a number of distribution channels, including independent agents, affinity groups, and the internet. Additionally, during the three months ended December 31, 2009, we committed to sell the U.K. consumer property and casualty insurance business. In connection with the classification of these operations as held-for-sale we recognized pretax losses, including estimated direct costs to transact a sale, of $250 million during the year ended December 31, 2009. The losses represent the impairment recognized to present the discontinued operations at the lower of cost or fair value less costs to sell. The fair values less costs to sell were determined based on sales price negotiations with potential third-party purchasers (a Level 2 fair value input) and price discoveries with potential third-party purchasers adjusted for factors deemed appropriate by management (a Level 3 fair value input). We expect to complete the respective sales during 2010.

During the three months ended December 31, 2009, we committed to sell the continental Europe operations of ResCap’s International Business Group (IBG). These operations included residential mortgage loan origination, acquisition, servicing, asset management, sale, and securitizations in the Netherlands and Germany. In connection with the classification of these operations as held-for-sale, we recognized pretax losses, including estimated direct costs to transact a sale, of $723 million during the three months ended December 31, 2009. The losses represent the impairment recognized to present the held-for-sale operations at the lower of cost or fair value less costs to sell. The fair values less costs to sell were determined based on sales price negotiations with potential third-party purchasers adjusted for anticipated price fades or other factors deemed appropriate by management (a Level 3 fair value input). We expect to complete the sale of the IBG’s continental Europe operations during 2010.

During the three months ended September 30, 2009, we committed to sell certain operations of our International Automotive Finance operations. These include the sale of our Argentina operations and our Masterlease operations in the United Kingdom and Italy. Our Masterlease operations provide full-service individual leasing and fleet leasing products, including maintenance, fleet, and accident management services as well as fuel programs, short-term vehicle rental, and title and licensing services. Additionally, during the three months ended December 31, 2009, we committed to sell our operations in Poland and Ecuador as well as our Masterlease operations in Australia, Belgium, France, Mexico, the Netherlands, and Poland. In connection with the classification of these operations as held-for-sale we recognized pretax losses of $416 million during the year ended December 31, 2009. The losses represent the impairment recognized to present the discontinued operations at the lower of cost or fair value less costs to sell. The fair value less costs to sell were determined using final sales agreements or sales price negotiations entered into by willing parties (a Level 2 fair value input). As of December 31, 2009, the sale of the Masterlease operations in Mexico, Italy, and the Netherlands was completed. We expect to complete the remaining sales of these operations during 2010.

During the three months ended December 31, 2009, we committed to sell the U.S.-based factoring business of our Commercial Finance Group. In connection with the classification of these operations as held-for-sale we recognized pretax

Notes to Consolidated Financial Statements

GMAC Inc. • Form 10-K

losses of $30 million during the year ended December 31, 2009. The losses represent the impairment recognized to present the held-for-sale operations at the lower of cost or fair value, less costs to transact the sale. The fair value less costs to sell was determined based on preliminary bids with potential third-party purchasers (a Level 2 fair value input). We expect to complete the sale during 2010.

The pretax losses recognized as of December 31, 2009, including the direct costs to transact a sale, for the discontinued operations could differ from the ultimate sales price due to the fluidity of ongoing negotiations, price volatility, changing interest rates, changing foreign currency rates, and future economic conditions.

Selected financial information of these discontinued operations held-for-sale is summarized below.

Year ended December 31, ($ in millions)	2009	2008	2007
Select Mortgage operations
Total net (loss)	$(301)	$(1,215)	$(167)
Pretax (loss) including direct costs to transact a sale	(1,198)	(1,555)	(302)
Tax expense (benefit)	2	31	(52)
Select Insurance operations
Total net revenue	$1,448	$1,780	$1,737
Pretax (loss) income including direct costs to transact a sale	(810)	97	121
Tax (benefit) expense	(99)	25	38
Select International operations
Total net revenue	$248	$325	$358
Pretax (loss) income including direct costs to transact a sale	(318)	(23)	31
Tax expense	30	7	11
Select Commercial Finance operations
Total net revenue	$39	$49	$64
Pretax (loss) income including direct costs to transact a sale	(32)	(23)	18
Tax (benefit) expense	(9)	1	2

At December 31, 2009, we classified the assets and liabilities of these operations as discontinued operations held-for-sale using generally accepted accounting principles in the United States of America, as the associated operations and cash flows will be eliminated from our ongoing operations and we will not have any significant continuing involvement in their operations after the respective sale transactions. For all periods presented, all of the operating results for these operations have been removed from continuing operations and are presented separately as discontinued operations, net of tax. The Notes to Consolidated Financial Statements have been adjusted to exclude discontinued operations unless otherwise noted.

Held-for-sale Operations

As discussed in the previous section, all of our discontinued operations are classified as held-for-sale as of December 31, 2009. In addition to the discontinued operations, we have classified the U.K.-based operations of ResCap’s IBG operations as held-for-sale. Since the operations did not qualify as discontinued operations, the results are reflected as a component of continuing operations. The U.K.-based operations of IBG include residential mortgage loan origination, acquisition, servicing, asset management, sale, and securitizations. In connection with the classification as held-for-sale, we recognized a pretax loss, including estimated direct costs to transact a sale, of $181 million. The loss represents the impairment recognized to present the held-for-sale operations at the lower of cost or fair value less costs to sell. The fair values less costs to sell were determined based on price discoveries with potential third-party purchasers adjusted for anticipated price fades or other factors deemed appropriate by management (a Level 3 fair value input). We expect to complete the sale of these operations within the next twelve months. The pretax losses, including the direct costs to transact a sale, for the held-for-sale operations could differ from the ultimate sales price due to the fluidity of the negotiations, price volatility, changing interest rates, changing foreign currency rates, and future economic conditions.

Notes to Consolidated Financial Statements

GMAC Inc. • Form 10-K

The assets and liabilities of operations held-for-sale at December 31, 2009, are summarized below.

($ in millions)	Select Mortgage operations (a)	Select Insurance operations (b)	Select International operations (c)	Select Commercial Finance Group operations (d)	Total held-for-sale operations
Assets
Cash and cash equivalents
Noninterest bearing	$4	$578	$33	$—	$615
Interest bearing	151	—	11	—	162

Total cash and cash equivalents	155	578	44	—	777
Trading securities	36	—	—	—	36
Investment securities — available-for-sale	—	794	—	—	794
Loans held-for-sale	214	—	—	—	214
Finance receivables and loans, net of unearned income
Consumer	2,650	—	400	—	3,050
Commercial	—	—	246	233	479
Notes receivable from General Motors	—	—	14	—	14
Allowance for loan losses	(89)	—	(11)	—	(100)

Total finance receivables and loans, net	2,561	—	649	233	3,443
Investment in operating leases, net	—	—	885	—	885
Mortgage servicing rights	(26)	—	—	—	(26)
Premiums receivable and other insurance assets	—	1,126	—	—	1,126
Other assets	512	176	135	—	823
Impairment on assets of held-for-sale operations	(903)	(231)	(324)	(30)	(1,488)

Total assets	$2,549	$2,443	$1,389	$203	$6,584

Liabilities
Debt
Short-term borrowings	$—	$34	$57	$—	$91
Long-term debt	1,749	—	237	—	1,986

Total debt	1,749	34	294	—	2,077
Interest payable	3	—	1	—	4
Unearned insurance premiums and service revenue	—	517	—	—	517
Reserves for insurance losses and loss adjustment expenses	—	1,471	—	—	1,471
Accrued expenses and other liabilities	430	84	128	187	829

Total liabilities	$2,182	$2,106	$423	$187	$4,898

(a)	Includes the operations of ResCap’s International Business Group in continental Europe and in the United Kingdom.
(b)	Includes the U.S. and U.K. consumer property and casualty insurance businesses.
(c)	Includes the International Automotive Finance operations of Argentina, Ecuador, and Poland and Masterlease in the United Kingdom, Italy, Australia, Belgium, France, Mexico, the Netherlands, and Poland.
(d)	Includes the U.S.-based factoring business of our Commercial Finance Group.

Notes to Consolidated Financial Statements

GMAC Inc. • Form 10-K

3. Insurance Premiums and Service Revenue Earned

The following table is a summary of insurance premiums and service revenue written and earned:

	2009		2008		2007
Year ended December 31, ($ in millions)	Written	Earned	Written	Earned	Written	Earned
Insurance premiums
Direct	$795	$854	$982	$1,054	$951	$1,007
Assumed	604	680	737	682	644	652

Gross insurance premiums	1,399	1,534	1,719	1,736	1,595	1,659
Ceded	(604)	(695)	(481)	(321)	(183)	(190)

Net insurance premiums	795	839	1,238	1,415	1,412	1,469
Service revenue	685	1,138	964	1,295	1,118	1,337

Insurance premiums and service revenue written and earned	$1,480	$1,977	$2,202	$2,710	$2,530	$2,806

4. Other Income, Net of Losses

Details of other income, net of losses, were as follows:

Year ended December 31, ($ in millions)	2009	2008	2007
Late charges and other administrative fees (a)	$162	$164	$177
Mortgage processing fees and other mortgage income (loss)	130	(252)	73
Remarketing fees	128	120	99
Full-service leasing fees	128	154	125
Other equity method investments (b)	17	(496)	74
Fair value adjustment on certain derivatives (c)	(56)	(99)	100
Fair value adjustments due to fair value option elections, net (d)	(215)	(237)	—
Real estate services, net	(267)	(62)	218
Other, net	173	64	73

Total other income, net of losses	$200	$(644)	$939

(a)	Includes nonmortgage securitization fees.
(b)	During 2008, we recognized $765 million in losses related to an investment accounted for using the equity method. The losses included $195 million as an estimate of our share of the investee’s net loss and the impairment of our remaining investment interests of $570 million. As of December 31, 2008, we have no remaining balance in our investment, no further financial obligations, and have ceased equity method accounting.
(c)	Refer to Note 21 for a description of derivative instruments and hedging activities.
(d)	Refer to Note 27 for a description of fair value option elections.

Notes to Consolidated Financial Statements

GMAC Inc. • Form 10-K

5. Other Operating Expenses

Details of other operating expenses were as follows:

Year ended December 31, ($ in millions)	2009	2008	2007
Mortgage representation and warranty expense, net	$1,495	$294	$256
Insurance commissions	635	803	831
Technology and communications expense	603	583	598
Professional services	509	619	401
Advertising and marketing	202	156	207
Vehicle remarketing and repossession	197	289	199
Lease and loan administration	165	153	208
Full-service leasing vehicle maintenance costs	132	150	115
Rent and storage	116	172	202
Premises and equipment depreciation	91	139	165
Restructuring expenses	67	212	134
Other	1,294	1,682	1,156

Total other operating expenses	$5,506	$5,252	$4,472

6. Trading Securities

The fair value for our portfolio of trading securities was as follows:

December 31, ($ in millions)	2009	2008
Trading securities
U.S. Treasury	$—	$409
Mortgage-backed
Residential	143	316
Commercial	—	7
Asset-backed	596	474
Debt and other	—	1

Total trading securities	$739	$1,207

Net unrealized gains (losses) (a)	$203	$(1,864)
Pledged as collateral	$61	$827

(a)	Unrealized gains and losses are included in other gain (loss) on investments, net, on a current period basis. Net unrealized losses totaled $1,590 million during the year ended December 31, 2007.

Notes to Consolidated Financial Statements

GMAC Inc. • Form 10-K

7. Investment Securities

Our portfolio of investment securities includes bonds, equity securities, asset- and mortgage-backed securities, notes, interests in securitization trusts, and other investments. The cost, fair value, and gross unrealized gains and losses on available-for-sale and held-to-maturity securities were as follows:

	2009				2008
	Cost	Gross unrealized		Fair value	Cost	Gross unrealized		Fair value
December 31, ($ in millions)		gains	losses			gains	losses
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$3,501	$15	$(6)	$3,510	$389	$31	$—	$420
States and political subdivisions	779	36	(4)	811	876	31	(26)	881
Foreign government	1,161	20	(8)	1,173	887	25	—	912
Mortgage-backed
Residential (a)	3,404	76	(19)	3,461	191	6	(2)	195
Commercial	—	—	—	—	17	—	(2)	15
Asset-backed	1,000	7	(2)	1,005	664	—	(2)	662
Corporate debt securities	1,408	74	(9)	1,473	2,431	24	(165)	2,290
Other	47	—	—	47	350	4	(1)	353

Total debt securities (b)	11,300	228	(48)	11,480	5,805	121	(198)	5,728
Equity securities	631	52	(8)	675	525	79	(98)	506

Total available-for-sale securities	$11,931	$280	$(56)	$12,155	$6,330	$200	$(296)	$6,234

Held-to-maturity securities
Total held-to-maturity securities	$3	$—	$—	$3	$3	$—	$—	$3

(a)	Residential mortgage-backed securities include agency-backed bonds totaling $2,248 million and $16 million at December 31, 2009 and 2008, respectively.
(b)	In connection with certain borrowings and letters of credit relating to certain assumed reinsurance contracts, $164 million and $154 million of primarily U.K. Treasury securities were pledged as collateral as of December 31, 2009 and 2008, respectively.

Notes to Consolidated Financial Statements

GMAC Inc. • Form 10-K

The maturity distribution of available-for-sale debt securities outstanding is summarized in the following tables. Prepayments may cause actual maturities to differ from scheduled maturities.

	Total		Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years (a)
December 31, 2009 ($ in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Fair value of available-for-sale debt securities (b)
U.S. Treasury and federal agencies	$3,510	1.9%	$103	1.1%	$3,390	1.9%	$17	4.1%	$—	—%
States and political subdivisions	811	7.0	9	7.0	175	7.2	147	7.0	480	6.9
Foreign government	1,173	3.8	66	1.7	872	3.8	229	4.5	6	5.3
Mortgage-backed
Residential	3,461	6.5	—	—	2	6.5	36	13.0	3,423	6.4
Asset-backed	1,005	2.5	34	5.2	735	2.3	186	2.6	50	3.9
Corporate debt	1,473	5.2	283	3.4	575	5.8	570	5.4	45	6.9
Other	47	3.6	—	—	32	3.4	15	4.0	—	—

Total available-for-sale debt securities	$11,480	4.3%	$495	2.8%	$5,781	2.8%	$1,200	5.2%	$4,004	6.5%

Amortized cost of available-for-sale debt securities	$11,300		$473		$5,728		$1,169		$3,930

(a)	Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment options.
(b)	Yields on tax-exempt obligations have been computed on a tax-equivalent basis.

	Total		Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years (a)
December 31, 2008 ($ in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Fair value of available-for-sale debt securities (b)
U.S. Treasury and federal agencies	$420	3.9%	$81	3.1%	$208	4.0%	$109	4.5%	$22	4.5%
States and political subdivisions	881	7.6	16	9.2	223	7.6	210	7.4	432	7.7
Foreign government	912	3.4	403	1.2	325	4.9	166	5.3	18	9.2
Mortgage-backed
Residential	195	5.3	2	10.3	—	—	—	—	193	5.2
Commercial	15	5.4	—	—	2	6.0	—	—	13	5.4
Asset-backed	662	0.4	585	0.1	63	2.7	10	4.4	4	0.7
Corporate debt	2,290	5.7	324	4.5	999	5.8	888	5.9	79	6.5
Other	353	3.7	320	3.6	32	4.9	1	—	—	—

Total available-for-sale debt securities	$5,728	4.8%	$1,731	2.1%	$1,852	5.5%	$1,384	5.9%	$761	6.8%

Amortized cost of available-for-sale debt securities	$5,805		$1,726		$1,856		$1,425		$798

(a)	Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment options.
(b)	Yields on tax-exempt obligations have been computed on a tax-equivalent basis.

Notes to Consolidated Financial Statements

GMAC Inc. • Form 10-K

The following table presents gross gains and losses realized upon the sales of available-for-sale securities and other-than-temporary impairment.

Year ended December 31, ($ in millions)	2009	2008	2007
Gross realized gains	$349	$109	$253
Gross realized losses	(129)	(238)	(65)
Other-than-temporary impairment	(55)	(223)	(5)

Net realized gains (losses)	$165	$(352)	$183

The following table presents interest and dividends on investments.

Year ended December 31, ($ in millions)	2009	2008	2007
Taxable interest	$321	$446	$910
Taxable dividends	9	26	37
Interest and dividends exempt from U.S. federal income tax	37	43	30

Total interest and dividends	$367	$515	$977

Certain available-for-sale securities were sold at a loss in 2009, 2008, and 2007 as a result of market conditions within these respective periods (e.g., a downgrade in the rating of a debt security). The table below summarizes available-for-sale securities in an unrealized loss position in accumulated other comprehensive income. Based on the methodology described below that has been applied to these securities, we believe that the unrealized losses relate to factors other than credit losses in the current market environment. As of December 31, 2009, we do not have the intent to sell the debt securities with an unrealized loss position in accumulated other comprehensive income, and it is not more likely than not that we will not be required to sell these securities before recovery of their amortized cost basis. Also, as of December 31, 2009, we had the ability and intent to hold equity securities with an unrealized loss position in accumulated other comprehensive income. As a result, we believe that the securities with an unrealized loss position in accumulated other comprehensive income are not considered to be other-than-temporarily impaired as of December 31, 2009. Refer to Note 1 to the Consolidated Financial Statements for further information related to investment securities and our methodology for evaluating potential other-than-temporary impairment.

	2009				2008
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
($ in millions)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$1,430	$(6)	$—	$—	$7	$—	$1	$—
States and political subdivisions	82	(2)	8	(2)	251	(18)	56	(8)
Foreign government	536	(8)	—	—	36	—	19	—
Mortgage-backed	811	(14)	6	(5)	19	(2)	23	(2)
Asset-backed	202	(1)	22	(1)	13	(2)	18	—
Corporate debt securities	47	(1)	120	(8)	1,190	(144)	235	(21)
Other	7	—	—	—	1	—	4	—

Total temporarily impaired debt securities	3,115	(32)	156	(16)	1,517	(166)	356	(31)
Equity securities	115	(5)	52	(3)	249	(98)	4	—

Total temporarily impaired available-for-sale securities	$3,230	$(37)	$208	$(19)	$1,766	$(264)	$360	$(31)

We employ a systematic methodology that considers available evidence in evaluating other-than-temporary impairment of our investments classified as available-for-sale. If the cost of an investment exceeds its fair value, we evaluated, among other factors, the magnitude and duration of the decline in fair value, the financial health of and business outlook for the

Notes to Consolidated Financial Statements

GMAC Inc. • Form 10-K

issuer, changes to the rating of the security by a rating agency, the performance of the underlying assets for interests in securitized assets, whether we intend to sell the investment, and whether it is more likely than not we will be required to sell the debt security before recovery of its amortized cost basis. We had other-than-temporary impairment write-downs of $55 million, $223 million, and $5 million for the years ended December 31, 2009, 2008, and 2007, respectively. Gross unrealized gains and losses on investment securities available-for-sale totaled $278 million and $123 million, respectively as of December 31, 2007.

In April 2009, the FASB amended the other-than-temporary impairment model for debt securities. The impairment model for equity securities was not affected. Under the new guidance, other-than-temporary impairment losses for debt securities must be recognized in earnings if an entity has the intent to sell the security or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. However, even if an entity does not expect to sell a security, it must evaluate expected cash flows to be received and determine if a credit loss has occurred. In the event of a credit loss, only the amount of impairment associated with the credit loss is recognized in earnings. Amounts relating to factors other than credit losses are recorded in other comprehensive income. The guidance also requires additional disclosures regarding the calculation of credit losses as well as factors considered in reaching a conclusion that an investment is not other-than-temporarily impaired. We adopted the new guidance effective for the period ended June 30, 2009. We did not record a transition adjustment for securities held at June 30, 2009, that were previously considered other-than-temporarily impaired as all previously impaired securities remaining in the portfolio were either equity securities or debt securities with impairments relating to credit losses.

8. Loans Held-for-sale

The composition of loans held-for-sale was as follows:

	2009			2008
December 31, ($ in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total
Consumer
Automobile	$9,417	$184	$9,601	$3,805	$—	$3,805
1st Mortgage	9,269	530	9,799	1,576	1,052	2,628
Home equity	1,068	—	1,068	—	1	1

Total consumer	19,754	714	20,468	5,381	1,053	6,434

Commercial
Commercial and industrial
Automobile	—	—	—	148	103	251
Resort finance (a)	—	—	—	1,223	—	1,223
Other	—	157	157	—	9	9
Commercial real estate
Mortgage	—	—	—	2	—	2

Total commercial	—	157	157	1,373	112	1,485

Total loans held-for-sale	$19,754	$871	$20,625	$6,754	$1,165	$7,919

(a)	The resort finance business of our Commercial Finance Group provides capital to resort and timeshare developers. As of March 31, 2009, the resort finance business was reclassified from loans held-for-sale to commercial finance receivables and loans, net of unearned income, on the Consolidated Balance Sheet because it was unlikely a sale would occur within the foreseeable future.

Notes to Consolidated Financial Statements

GMAC Inc. • Form 10-K

During the year ended December 31, 2009, our Mortgage operations reclassified loans with an unpaid principal balance of $8.5 billion from finance receivables and loan, net of unearned income, to loans held-for-sale on our Consolidated Balance Sheet. Due to capital preservation strategies, business divestitures, and future liquidity considerations, we changed our intent to hold these mortgage loans for the foreseeable future. These loans were measured at fair value immediately prior to the transfer resulting in a valuation loss of approximately $3.4 billion during the year ended December 31, 2009. We recognized the credit and noncredit component of these losses in provision for loan losses and gain (loss) on mortgage loans, net, respectively, in our Consolidated Statement of Income.

9. Finance Receivables and Loans, Net of Unearned Income

The composition of finance receivables and loans, net of unearned income, before allowance for loan losses was as follows:

	2009			2008
December 31, ($ in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total
Consumer
Automobile	$12,514	$17,731	$30,245	$16,281	$21,705	$37,986
1st Mortgage (a)	7,960	405	8,365	13,542	4,604	18,146
Home equity	4,238	1	4,239	7,777	54	7,831

Total consumer	24,712	18,137	42,849	37,600	26,363	63,963

Commercial
Commercial and industrial
Automobile	19,601	7,035	26,636	16,913	9,094	26,007
Mortgage	1,572	96	1,668	1,627	195	1,822
Resort finance	843	—	843	—	—	—
Other	1,845	437	2,282	3,257	960	4,217
Commercial real estate
Automobile	2,008	221	2,229	1,941	167	2,108
Mortgage	121	162	283	1,696	260	1,956

Total commercial	25,990	7,951	33,941	25,434	10,676	36,110

Notes receivable from General Motors	3	908	911	—	1,655	1,655

Total finance receivables and loans (b)	$50,705	$26,996	$77,701	$63,034	$38,694	$101,728

(a)	Domestic residential mortgages include $1.3 billion and $1.9 billion at fair value as a result of fair value option election as of December 31, 2009 and 2008, respectively. Refer to Note 27 for additional information.
(b)	Totals are net of unearned income of $2.5 billion and $3.4 billion at December 31, 2009 and 2008, respectively.

Notes to Consolidated Financial Statements

GMAC Inc. • Form 10-K

The following table presents an analysis of the activity in the allowance for loan losses on finance receivables and loans.

	2009			2008
Year ended December 31, ($ in millions)	Consumer	Commercial	Total	Consumer	Commercial	Total
Allowance at beginning of year	$2,536	$897	$3,433	$2,141	$614	$2,755
Provision for loan losses	5,149	894	6,043	2,661	749	3,410
Charge-offs
Domestic	(2,425)	(955)	(3,380)	(1,714)	(478)	(2,192)
Foreign	(557)	(76)	(633)	(326)	(21)	(347)
Write downs related to transfers to held-for-sale	(3,428)	(10)	(3,438)	—	—	—

Total charge-offs	(6,410)	(1,041)	(7,451)	(2,040)	(499)	(2,539)

Recoveries
Domestic	257	19	276	197	22	219
Foreign	71	5	76	67	4	71

Total recoveries	328	24	352	264	26	290

Net charge-offs	(6,082)	(1,017)	(7,099)	(1,776)	(473)	(2,249)
Reduction of allowance due to fair value option election	—	—	—	(489)	—	(489)
Reduction of allowance due to deconsolidation (a)	—	—	—	(127)	—	(127)
Other	61	7	68	126	7	133

Allowance at end of year	$1,664	$781	$2,445	$2,536	$897	$3,433

(a)	During 2008, our Mortgage operations completed the sale of residual cash flows related to a number of on-balance sheet securitizations. Our Mortgage operations completed the actions necessary to cause the securitization trusts to satisfy the QSPE requirements. The actions resulted in the deconsolidation of various securitization trusts.

Notes to Consolidated Financial Statements

GMAC Inc. • Form 10-K

The following tables present information about our commercial impaired finance receivables and loans.

December 31, ($ in millions)	2009	2008
Impaired finance receivables and loans
With an allowance	$1,760	$2,780
Without an allowance	296	106

Total impaired loans	$2,056	$2,886

Allowance for impaired loans	$488	$703

Year ended December 31, ($ in millions)	2009	2008	2007
Average balance of impaired loans during the year	$2,768	$1,600	$1,066

Interest income recognized on impaired loans during the year	$16	$9	$6

We have loans that were acquired in a transfer, which at acquisition had evidence of deterioration of credit quality since origination and for which it was probable (at acquisition) that all contractually required payments would not be collected. The carrying amount of these loans included in the balance sheet amounts of finance receivables and loans, was as follows:

December 31, ($ in millions)	2009	2008	2007
Consumer finance receivables	$318	$965	$1,641
Allowance for loan losses	(37)	(147)	(121)

Total carrying amount	$281	$818	$1,520

For loans acquired after December 31, 2005, we are required to record revenue using an accretable yield method. The following table represents accretable yield activity:

Year ended December 31, ($ in millions)	2009	2008
Accretable yield at beginning of year	$6	$98
Additions	—	—
Accretions	(5)	(14)
Reclassification from nonaccretable difference	2	(71)
Disposals	(1)	(7)

Accretable yield at end of year	$2	$6

Loans acquired during each year for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

Year ended December 31, ($ in millions)	2009	2008
Contractually required payments receivable at acquisition — consumer	$—	$157
Cash flows expected to be collected at acquisition	—	154
Basis in acquired loans at acquisition	—	91

10. Off-balance Sheet Securitizations

We sell pools of automotive and residential mortgage loans via securitization transactions that qualify for off-balance sheet treatment under GAAP. The purpose of these securitizations is to provide permanent funding and asset and liability management. In executing the securitization transactions, we typically sell the pools to wholly owned special-purpose entities (SPEs), which then sell the loans to a separate, transaction-specific bankruptcy remote SPE (a securitization trust) for cash, servicing rights, and in some transactions, retained interests. The securitization trust issues and sells interests to

Notes to Consolidated Financial Statements

GMAC Inc. • Form 10-K

investors that are collateralized by the secured loans and entitle the investors to specified cash flows generated from the securitized loans. The following discussion and related information is only applicable to the transfers of finance receivables and loans that qualify as off-balance sheet.

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

Generally, the assets initially transferred into the securitization vehicle are the sole funding sources to the investors and the various other parties that perform services for the transaction, such as the servicer or the trustee. In certain transactions, a liquidity provider or facility may exist to provide temporary liquidity to the structure. The liquidity provider generally is reimbursed prior to other parties in subsequent distribution periods. Bond insurance may also exist to cover certain shortfalls to certain investors. In certain securitizations, the servicer is required to advance scheduled principal and interest payments due on the pool regardless of whether they have been received from borrowers. The servicer is allowed to reimburse itself for these servicing advances. Lastly, certain securitization transactions may allow for the acquisition of additional loans subsequent to the initial transaction. Principal collections on other loans and/or the issuance of new interests, such as variable funding notes, generally fund these loans; we are often contractually required to invest in these new interests. Additionally, we provide certain guarantees as discussed in Note 30.

As part of our securitizations, we typically retain servicing responsibilities and other retained interests. Accordingly, our servicing responsibilities result in continued involvement in the form of servicing the underlying asset (primary servicing) and/or servicing the bonds resulting from the securitization transactions (master servicing) through servicing platforms. As noted above, certain securitizations require the servicer to advance scheduled principal and interest payments due on the pool regardless of whether they are received from borrowers. Accordingly, we are required to provide these servicing advances when applicable. In certain of our securitizations, we may be required to fund certain investor-triggered put redemptions and are allowed to reimburse ourselves by repurchasing loans at par. Typically, we have concluded that the fee we are paid for servicing retail automotive finance receivables represents adequate compensation and consequently we do not recognize a servicing asset or liability. We do not recognize a servicing asset or liability for automotive wholesale loans because of their short-term revolving nature. As of December 31, 2009, the weighted average basic servicing fees for our primary servicing activities were 100 basis points and 27 basis points of the outstanding principal balance for sold retail automotive finance receivables and residential mortgage loans, respectively. Additionally, we retain the rights to cash flows remaining after the investors in most securitization trusts have received their contractual payments. Refer to Note 1 and Note 27 regarding the valuation of servicing rights.

We maintain cash reserve accounts at predetermined amounts for certain securitization activities in the event that deficiencies occur in cash flows owed to the investors. The amounts available in these cash reserve accounts related to securitizations of retail automotive finance receivables, automotive wholesale loans, and residential mortgage loans, totaled $119 million, $0 million, and $221 million as of December 31, 2009, respectively, and $136 million, $576 million, and $202 million as of December 31, 2008, respectively.

The retained interests we may receive represent a continuing economic interest in the securitization. Retained interests include, but are not limited to, senior or subordinate mortgage- or asset-backed securities, interest-only strips, principal-only strips, and residuals. Certain of these retained interests provide credit enhancement to the securitization structure as they may absorb credit losses or other cash shortfalls. Additionally, the securitization documents may require cash flows to be directed away from certain of our retained interests due to specific over-collateralization requirements, which may or may not be performance driven. The value of any interests that continue to be held take into consideration the features of the securitization transaction and are generally subject to credit, prepayment, and/or interest rate risks on the transferred financial assets. Refer to Note 1 and Note 27 regarding the valuation of retained interests. We are typically not required to continue retaining these interests. In the past, we have sold certain of these retained interests when it best aligns to our economic or strategic plans.

Notes to Consolidated Financial Statements

GMAC Inc. • Form 10-K

The investors and/or securitization trusts have no recourse to us with the exception of customary market representation and warranty repurchase provisions and in certain transactions, early payment default provisions. Representation and warranty repurchase provisions generally require us to repurchase loans to the extent it is subsequently determined that the loans were ineligible or were otherwise defective at the time of sale. Due to market conditions, early payment default provisions were included in certain securitization transactions that require us to repurchase loans if the borrower is delinquent in making certain specific payments subsequent to the sale.

We hold certain conditional repurchase options that allow us to repurchase assets from the securitization. The majority of the securitizations provide us, as servicer, with a call option that allows us to repurchase the remaining assets or outstanding debt once the asset pool reaches a predefined level, which represents the point where servicing is burdensome rather than beneficial. Such an option is referred to as a clean-up call. As servicer, we are able to exercise this option at our discretion anytime after the asset pool size falls below the predefined level. The repurchase price for the loans is typically par plus accrued interest. Additionally, we may hold other conditional repurchase options that allow us to repurchase the asset if certain events outside our control are met. The typical conditional repurchase option is a delinquent loan repurchase option that gives us the option to purchase the loan if it exceeds a certain pre-specified delinquency level. We have complete discretion regarding when or if we will exercise these options, but generally we will do so when it is in our best interest. We purchased $1 million and $2 million of mortgage loans under delinquent loan repurchase options during the years ended December 31, 2009 and 2008, respectively.

As required under GAAP, the loans sold into off-balance sheet securitization transactions are removed from our balance sheet. The assets obtained from the securitization are reported as cash, retained interests, or servicing rights. We have elected fair value treatment for our existing mortgage servicing rights portfolio. We classify our retained interest portfolio as trading securities, available-for-sale securities, or other assets. The portfolio is carried at fair value with valuation adjustments reported through earnings or equity. We report the valuation adjustments related to trading securities as other income (loss) on investments, net, in our Consolidated Statement of Income. The valuation adjustments related to unrealized gains and losses of our available-for-sale securities are reported as a component of accumulated other comprehensive income on our Consolidated Balance Sheet. We report the realized gains and losses of our available-for-sale securities as other income (loss) on investments, net, in our Consolidated Statement of Income. The valuation adjustments and any gains and losses recognized by our retained interests classified as other assets are reported as other income, net of losses, in our Consolidated Statement of Income. Liabilities incurred as part of the transaction, such as representation and warranty provisions, are recorded at fair value at the time of sale and are reported as accrued expenses and other liabilities on our Consolidated Balance Sheet. Upon the sale of the loans, we recognize a gain or loss on sale for the difference between the assets recognized, the assets derecognized, and the liabilities recognized as part of the transaction.

The following summarizes the type and amount of loans held by the securitization trusts in transactions that qualified for off-balance sheet treatment:

December 31, ($ in billions)	2009	2008
Securitization
Retail finance receivables	$7.5	$13.3
Wholesale loans	—	12.5
Mortgage loans (a)	99.6	126.2

Total off-balance sheet activities	$107.1	$152.0

(a)	Excludes $237 million and $1.6 billion at December 31, 2009 and 2008, respectively, of delinquent loans held by securitization trusts that we have the option to repurchase as they are included in consumer finance receivables and loans.

Notes to Consolidated Financial Statements

GMAC Inc. • Form 10-K

Key economic assumptions used in measuring the estimated fair value of retained interests of sales completed during 2009, 2008, and 2007, as of the dates of those sales, were as follows:

Year ended December 31,	Retail finance receivables (a)	Mortgage operations (b)
2009
Key assumptions (c)
Prepayment speed (d)	(e)	10.0–12.0%
Weighted average life (in years)	(e)	4.6–6.3
Expected credit losses	(e)	11.0%
Discount rate	(e)	0.6–16.0%

2008
Key assumptions (c)
Prepayment speed (d)	1.2–1.4%	1.9–30.0%
Weighted average life (in years)	1.9–2.0	2.4–9.1
Expected credit losses	1.6–2.5%	0.0–3.5%
Discount rate	22.0–25.0%	2.8–25.0%

2007
Key assumptions (c)
Prepayment speed (d)	1.2–1.4%	0.6–43.4%
Weighted average life (in years)	1.8–1.9	1.1–14.0
Expected credit losses	1.5–2.1%	0.0–14.5%
Discount rate	16.0–20.0%	4.3–32.6%

(a)	The fair value of retained interests in wholesale securitization approximates carrying value because of the short-term and floating-rate nature of wholesale loans.
(b)	Included within residential mortgage loans are home equity loans and lines, high loan-to-value loans, and residential first and second mortgage loans.
(c)	The assumptions used to measure the expected yield on variable-rate retained interests are based on a benchmark interest rate yield curve plus a contractual spread, as appropriate. The actual yield curve utilized varies depending on the specific retained interests.
(d)	Based on monthly prepayment speeds for finance receivables and constant prepayment rate (CPR) for mortgage loans.
(e)	During 2009, no new off-balance sheet retail finance receivables were sold.

The following table summarizes pretax gains on securitizations and certain cash flows received from and paid to securitization trusts for transfers of finance receivables and loans completed during 2009.

	2009
Year ended December 31, ($ in millions)	Retail finance receivables	Wholesale loans	Mortgage operations
Pretax gains on securitization	$—	$110	$21
Cash inflows
Proceeds from new securitizations	—	—	1,258
Servicing fees received	111	39	272
Other cash flows received on retained interests	269	1,009	119
Proceeds from collections reinvested in revolving securitizations	—	5,998	—
Repayments of servicing advances	45	—	1,266
Cash outflows
Servicing advances	(27)	—	(1,389)
Purchase obligations and options
Representations and warranties obligations	—	—	(64)
Administrator or servicer actions	(58)	—	—
Asset performance conditional calls	—	—	(1)
Cleanup calls	(24)	—	—

Notes to Consolidated Financial Statements

GMAC Inc. • Form 10-K

The following table summarizes pretax gains on securitizations and certain cash flows received from and paid to securitization trusts for transfers of finance receivables and loans completed in 2008 and 2007.

	2008			2007
Year ended December 31, ($ in millions)	Retail finance receivables	Wholesale loans	Mortgage operations	Retail finance receivables	Wholesale loans	Mortgage operations
Pretax (losses) gains on securitization	$(68)	$269	$(161)	$141	$511	$45
Cash inflows
Proceeds from new securitizations	4,916	—	2,333	11,440	1,318	35,861
Servicing fees received	165	117	385	96	157	545
Other cash flows received on retained interests	301	505	193	284	522	401
Proceeds from collections reinvested in revolving securitizations	—	57,022	—	—	87,985	122
Repayments of servicing advances	65	—	1,145	79	—	987
Cash outflows
Servicing advances	(72)	—	(1,195)	(90)	—	(1,023)
Purchase obligations and options
Mortgage loans under conditional call options	—	—	—	—	—	(147)
Representations and warranties obligations	—	—	(160)	—	—	(457)
Administrator or servicer actions	(62)	—	—	(39)	—	(54)
Asset performance conditional calls	—	—	(2)	—	—	(101)
Cleanup calls	(6)	—	—	(8)	—	(254)

The following table summarizes the key economic assumptions and the sensitivity of the fair value of retained interests at December 31, 2009 and 2008, to immediate 10% and 20% adverse changes in those assumptions.

	2009		2008
December 31, ($ in millions)	Retail finance receivables (a)	Mortgage operations	Retail finance receivables (a)	Mortgage operations
Carrying value/fair value of retained interests	$661	$268	$897	$369
Weighted average life (in years)	0.0–0.9	0.0–4.6	0.0–1.5	0.9–10.4
Annual prepayment rate	0.2–1.1%WAM	0.6–97.5%WAM	0.6–1.1%WAM	0.1–85.5%CPR
Impact of 10% adverse change	$(1)	$(20)	$(5)	$(10)
Impact of 20% adverse change	(2)	(36)	(9)	(21)
Loss assumption	1.1–4.8% (b)	0.0–100.0%	0.2–3.4% (b)	0.0–59.0%
Impact of 10% adverse change	$(13)	$(4)	$(23)	$(9)
Impact of 20% adverse change	(26)	(8)	(46)	(16)
Discount rate	40%	0.2–102.5%	9.5–33.0%	(1.3) –125.3%
Impact of 10% adverse change	$(23)	$(10)	$(42)	$(16)
Impact of 20% adverse change	(44)	(20)	(81)	(30)
Market rate	(c)	(c)	(c)	(c)
Impact of 10% adverse change	$—	$(3)	$—	$(2)
Impact of 20% adverse change	—	(4)	—	(3)

(a)	The fair value of retained interests in wholesale securitizations approximates the carrying value of zero and $710 million at December 31, 2009 and 2008, respectively, because of the short-term and floating-rate nature of wholesale receivables.
(b)	Net of a reserve for expected credit losses totaling $0 million and $8 million at December 31, 2009 and 2008, respectively. These amounts are included in the fair value of the retained interests, which are classified as investment securities.
(c)	Forward benchmark interest rate yield curve plus contractual spread.

Notes to Consolidated Financial Statements

GMAC Inc. • Form 10-K

These sensitivities are hypothetical and should be viewed with caution. Changes in fair value based on a 10% and 20% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another, which may magnify or counteract the sensitivities. Additionally, we utilize derivative instruments to mitigate interest rate and prepayment risks associated with certain of the retained interests; the effects of these hedge strategies have not been considered herein.

Expected static pool net credit losses include actual incurred losses plus projected net loan losses divided by the original balance of the outstandings comprising the securitization pool. The following table displays the expected static pool net credit losses on our securitization transactions.

December 31, (a)	2009	2008	2007
Retail automotive	2.9%	1.9%	1.1%
Residential mortgage	0.0–100.0%	0.0–59.0%	0.0–38.0%

(a)	Static pool losses not applicable to wholesale finance receivable securitizations because of their short-term nature.

The following table presents components of securitized financial assets and other assets managed along with quantitative information about delinquencies and net credit losses.

	Total finance receivables and loans		Amount 60 days or more past due		Net credit losses
December 31, ($ in millions)	2009	2008	2009	2008	2009	2008
Retail automotive	$47,187	$55,884	$1,224	$1,060	$1,411	$1,034
Residential mortgage	126,853	154,841	19,135	13,266	7,478	5,247

Total consumer	174,040	210,725	20,359	14,326	8,889	6,281

Wholesale	25,566	35,205	89	157	21	10
Other automotive and commercial	9,286	13,636	1,262	1,303	793	417

Total commercial	34,852	48,841	1,351	1,460	814	427

Total managed portfolio (a)	208,892	259,566	$21,710	$15,786	$9,703	$6,708

Securitized finance receivables and loans	(110,566)	(149,919)
Loans held-for-sale	(20,625)	(7,919)

Total finance receivables and loans	$77,701	$101,728

(a)	Managed portfolio represents finance receivables and loans on the balance sheet or that have been securitized, excluding securitized finance receivables and loans that we continue to service but have no other continuing involvement (i.e., in which we retain an interest or risk of loss in the underlying receivables).

11. Investment in Operating Leases

Investments in operating leases were as follows:

December 31, ($ in millions)	2009	2008
Vehicles and other equipment, after impairment	$23,919	$35,625
Accumulated depreciation	(7,924)	(9,235)

Investment in operating leases, net	$15,995	$26,390

The future lease nonresidual rental payments due from customers for equipment on operating leases at December 31, 2009, totaled $5,466 million and are due as follows: $3,664 million in 2010, $1,475 million in 2011, $279 million in 2012, $46 million in 2013, and $2 million in 2014 and after.

Notes to Consolidated Financial Statements

GMAC Inc. • Form 10-K

Our investment in operating lease assets represents the net book value of our leased assets based on the expected residual value upon remarketing the vehicle at the end of the lease. As described in Note 25, GM may sponsor residual support programs that result in the contractual residual value being in excess of our standard residual value. GM reimburses us if remarketing sales proceeds are less than the customer’s contract residual value limited to our standard residual value. In addition to residual support programs, GM also participates in a risk-sharing arrangement whereby GM shares equally in residual losses to the extent that remarketing proceeds are below our standard residual rates (limited to a floor). In connection with the sale of 51% ownership interest in GMAC, GM settled its estimated liabilities with respect to residual support and risk sharing on a portion of our operating lease portfolio. Based on the December 31, 2009, outstanding U.S. operating lease portfolio, the maximum amount that could be paid by GM under the residual support programs and the risk-sharing arrangement is approximately $1.1 billion and $1.3 billion, respectively, as more fully discussed in Note 25.

In light of the significant declines in used vehicle prices during 2008 in the United States, Canada, and several international markets, we concluded certain triggering events occurred during the year ended December 31, 2008, requiring an evaluation of recoverability for certain operating lease assets within our Global Automotive Finance operations. We grouped these operating lease assets at the lowest level that we could reasonably estimate the identifiable cash flows. In assessing for recoverability, we compared our estimates of future cash flows related to these lease assets to their corresponding carrying values. We considered all of the expected cash flows including customer payments, the expected residual value upon remarketing the vehicle at lease termination, and any payments from GM under residual and risk-sharing agreements. To the extent these undiscounted cash flows were less than their respective carrying values, we discounted the cash flows to arrive at an estimated fair value. As a result of this evaluation, during the year ended December 31, 2008, we reduced our carrying values to equal the estimated fair values and realized impairment charges of $1,234 million. Impairments recognized by our North American Automotive Finance operations consisted of $808 million related to sport-utility vehicles and trucks in the United States and Canada and $384 million related to the car portfolio in the United States. The impairment recognized by our International Automotive Finance operations totaled $42 million for full-service leasing portfolio. During the year ended December 31, 2009, $16 million of the 2008 impairment charges related to the full-service leasing portfolio were reclassified to discontinued operations.

While we believe our estimates of discounted future cash flows used for the impairment analysis were reasonable based on current market conditions, the process required the use of significant estimates and assumptions. In developing these estimates and assumptions, management used all available evidence. However, because of uncertainties associated with estimating the amounts, timing, and likelihood of possible outcomes, the actual cash flows could ultimately differ from those estimated as part of the recoverability and impairment analyses.

Imbedded in our residual value projections are estimates of projected recoveries from GM relative to residual support and risk-sharing agreements. No adjustment to these estimates has been made for the collectability of the projected recoveries from GM. As of December 31, 2009, expected residual values included estimates of payments from GM of approximately $1.0 billion related to residual support and risk-sharing agreements. To the extent GM is not able to fully honor its obligations relative to these agreements, our depreciation expense and remarketing performance would be negatively impacted.

Notes to Consolidated Financial Statements

GMAC Inc. • Form 10-K

12. Mortgage Servicing Rights

We define our classes of mortgage servicing rights (MSRs) based on both the availability of market inputs and the manner in which we manage our risks of our servicing assets and liabilities. Sufficient market inputs exist to determine the fair value of our recognized servicing assets and servicing liabilities.

The following table summarizes activity related to MSRs carried at fair value.

($ in millions)	2009	2008
Estimated fair value at January 1,	$2,848	$4,703
Additions obtained from sales of financial assets	807	1,182
Additions from purchases of servicing rights	19	—
Subtractions from sales of servicing assets	(19)	(797)
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model	1,120	(1,401)
Recognized day-one gains on previously purchased MSRs upon adoption of fair value measurement	—	11
Other changes in fair value (a)	(1,261)	(849)
Other changes that affect the balance	15	(1)
Transfer to assets of operations held-for-sale	25	—

Estimated fair value at December 31,	$3,554	$2,848

(a)	Other changes in fair value primarily include the accretion of the present value of the discount related to forecasted cash flows and the economic runoff of the portfolio.

We pledged MSRs of $1.5 billion and $1.8 billion as collateral for borrowings at December 31, 2009 and 2008, respectively.

Changes in fair value due to changes in valuation inputs or assumptions used in the valuation models include all changes due to a revaluation by a model or by a benchmarking exercise. This line item also includes changes in fair value due to a change in valuation assumptions and/or model calculations. Other changes in fair value primarily include the accretion of the present value of the discount related to forecasted cash flows and the economic runoff of the portfolio, foreign currency adjustments, and the extinguishment of mortgage servicing rights related to clean-up calls of securitization transactions.

The key economic assumptions and sensitivity of the current fair value of MSRs to immediate 10% and 20% adverse changes in those assumptions are as follows:

December 31, ($ in millions)	2009	2008
Range of prepayment speeds (constant prepayment rate)	2.4–47.1%	0.7–46.5%
Impact on fair value of 10% adverse change	$(167)	$(239)
Impact on fair value of 20% adverse change	(321)	(449)
Range of discount rates	7.2–15.5%	2.7–130.3%
Impact on fair value of 10% adverse change	$(82)	$(32)
Impact on fair value of 20% adverse change	(160)	(62)

These sensitivities are hypothetical and should be considered with caution. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another (e.g., increased market interest rates may result in lower prepayments and increased credit losses) that could magnify or counteract the sensitivities. Further, these sensitivities show only the change in the asset balances and do not show any expected change in the fair value of the instruments used to manage the interest rates and prepayment risks associated with these assets.

Notes to Consolidated Financial Statements

GMAC Inc. • Form 10-K

The primary risk of our servicing rights is interest rate risk and the resulting impact on prepayments. A significant decline in interest rates could lead to higher-than-expected prepayments that could reduce the value of the MSRs. Historically, we have economically hedged the income statement impact of these risks with both derivative and nonderivative financial instruments. These instruments include interest rate swaps, caps and floors, options to purchase these items, futures, and forward contracts and/or purchasing or selling U.S. Treasury and principal-only securities. The fair value of derivative financial instruments used to mitigate these risks amounted to $198 million and $977 million at December 31, 2009 and 2008, respectively. The change in fair value of the derivative financial instruments amounted to a loss of $1 billion and a gain of $2 billion for the years ended December 31, 2009 and 2008, respectively, and is included in servicing asset valuation and hedge activities, net, in the Consolidated Statement of Income. Refer to Note 21 for a discussion of the derivative financial instruments used to hedge mortgage servicing rights.

The components of mortgage servicing fees were as follows:

Year ended December 31, ($ in millions)	2009	2008
Contractual servicing fees, net of guarantee fees and including subservicing	$1,080	$1,227
Late fees	78	113
Ancillary fees	163	144

Total	$1,321	$1,484

Our Mortgage operations that conduct primary and master servicing activities are required to maintain certain servicer ratings in accordance with master agreements entered into with a government-sponsored entity. The servicer ratings provided by certain rating agencies are highly correlated with our Mortgage operations’ consolidated tangible net worth and overall financial strength. At December 31, 2009, our Mortgage operations were in compliance with the servicer-rating requirements of the master agreements.

In certain of our Mortgage operation’s domestic securitizations, the surety or other provider of contractual credit support is entitled to declare a servicer default and terminate the servicer upon the failure of the loans to meet certain portfolio delinquency and/or cumulative loss thresholds. In 2009, our Mortgage operations received notice of termination from surety providers with respect to securitizations having an unpaid principal balance of $4.8 billion. Our Mortgage operations also recorded a loss on its MSRs of $78 million due to existing or anticipated delinquency and/or cumulative loss threshold breaches.

13. Premiums Receivable and Other Insurance Assets

Premiums receivable and other insurance assets consisted of the following:

December 31, ($ in millions)	2009	2008
Prepaid reinsurance premiums	$346	$511
Reinsurance recoverable on unpaid losses	670	1,660
Reinsurance recoverable on paid losses	114	126
Premiums receivable (a)	388	698
Deferred policy acquisition costs	1,202	1,512

Total premiums receivable and other insurance assets	$2,720	$4,507

(a)	Net of a $7 million and $18 million allowance for uncollectible premiums receivables at December 31, 2009 and 2008, respectively.

Notes to Consolidated Financial Statements

GMAC Inc. • Form 10-K

14. Other Assets

Other assets consisted of:

December 31, ($ in millions)	2009	2008
Property and equipment at cost	$1,416	$1,535
Accumulated depreciation	(1,080)	(1,104)

Net property and equipment	336	431
Restricted cash collections for securitization trusts (a)	3,654	3,143
Fair value of derivative contracts in receivable position	2,654	5,014
Servicer advances	2,180	2,126
Derivative collateral placed with counterparties	1,760	826
Cash reserve deposits held-for-securitization trusts (b)	1,594	3,160
Restricted cash and cash equivalents	1,590	2,014
Debt issuance costs	829	788
Prepaid expenses and deposits	749	428
Other accounts receivable	573	2,300
Goodwill	526	1,357
Investment in used vehicles held-for-sale	522	574
Interests retained in securitization trusts	471	1,001
Real estate and other investments (c)	340	642
Repossessed and foreclosed assets, net, at lower of cost or fair value	336	916
Accrued interest and rent receivable	326	591
Other assets	1,447	1,611

Total other assets	$19,887	$26,922

(a)	Represents cash collection from customer payments on securitized receivables. These funds are distributed to investors as payments on the related secured debt.
(b)	Represents credit enhancement in the form of cash reserves for various securitization transactions we have executed.
(c)	Includes residential real estate investments of $50 million and $189 million and related accumulated depreciation of $1 million and $2 million for the years ended December 31, 2009 and 2008, respectively.

The changes in the carrying amounts of goodwill for the periods shown were as follows:

($ in millions)	North American Automotive Finance operations	International Automotive Finance operations	Insurance	Other	Total
Goodwill acquired prior to December 31, 2007	$14	$527	$953	$1,541	$3,035
Accumulated impairment losses	—	—	—	(1,539)	(1,539)

Goodwill at December 31, 2007	$14	$527	$953	$2	$1,496
Impairment losses (a)	(14)	—	(42)	(2)	(58)
Foreign currency translation effect	—	(37)	(44)	—	(81)

Goodwill at December 31, 2008 (b)	$—	$490	$867	$—	$1,357
Sale of reporting unit	—	—	(107)	—	(107)
Impairment losses (a)	—	—	(607)	—	(607)
Transfer of assets of discontinued operations held-for-sale	—	(22)	(108)	—	(130)
Foreign currency translation	—	1	12	—	13

Goodwill at December 31, 2009 (c)	$—	$469	$57	$—	$526

(a)	During the three months ended December 31, 2008, and the three months ended June 30, 2009, our Insurance operations initiated an evaluation of goodwill for potential impairment, which was in addition to our annual impairment evaluation. These tests were initiated in light of a more-than-likely expectation that a reporting unit or a significant portion of a reporting unit will be sold. The fair value was determined using offers provided by willing purchasers. Based on the preliminary results of the assessments, our Insurance operations concluded that the carrying value of these reporting units exceeded the fair value resulting in an impairment loss during both 2008 and 2009.
(b)	Net of accumulated impairment losses of $14 million for North American Automotive Finance operations and $42 million for Insurance operations.
(c)	Net of accumulated impairment losses of $649 million for Insurance operations.

Notes to Consolidated Financial Statements

GMAC Inc. • Form 10-K

15. Deposit Liabilities

Deposit liabilities consisted of the following:

December 31, ($ in millions)	2009	2008
Domestic deposits
Noninterest-bearing deposits	$1,755	$1,496
NOW and money market checking accounts	7,213	3,578
Certificates of deposit	19,861	13,705
Dealer wholesale deposits	1,041	342

Total domestic deposits	29,870	19,121

Foreign deposits
NOW and money market checking accounts	165	9
Certificates of deposit	1,555	638
Dealer deposits	166	39

Total foreign deposits	1,886	686

Total deposit liabilities	$31,756	$19,807

Noninterest bearing deposits primarily represent third-party escrows associated with our Mortgage operations’ loan servicing portfolio. The escrow deposits are not subject to an executed agreement and can be withdrawn without penalty at any time. At December 31, 2009 and 2008, certificates of deposit included $4.8 billion and $1.9 billion, respectively, of domestic certificates of deposit in denominations of $100 thousand or more.

The following table presents the scheduled maturity of total certificates of deposit at December 31, 2009.

Year ended December 31, ($ in millions)
2010	$18,017
2011	2,148
2012	611
2013	307
2014	333

Total certificates of deposit	$21,416

Notes to Consolidated Financial Statements

GMAC Inc. • Form 10-K

16. Debt

The following table presents the composition of our debt portfolio at December 31, 2009 and 2008.

	Weighted average interest rates (a)		2009			2008
December 31, ($ in millions)	2009	2008	Unsecured	Secured	Total	Unsecured	Secured	Total
Short-term debt
Commercial paper			$8	$—	$8	$146	$—	$146
Demand notes			1,311	—	1,311	1,342	—	1,342
Bank loans and overdrafts			1,598	—	1,598	2,963	—	2,963
Repurchase agreements and other (b)			348	7,027	7,375	657	5,278	5,935

Total short-term debt	4.6%	6.5%	3,265	7,027	10,292	5,108	5,278	10,386
Long-term debt
Due within one year	4.0%	4.8%	7,429	18,898	26,327	10,279	18,858	29,137
Due after one year (c)	5.6%	5.8%	38,331	22,834	61,165	37,101	48,972	86,073

Total long-term debt (d)	5.1%	5.6%	45,760	41,732	87,492	47,380	67,830	115,210
Fair value adjustment (e)			529	—	529	725	—	725

Total debt			$49,554	$48,759	$98,313	$53,213	$73,108	$126,321

(a)	The weighted average interest rates include the effects of derivative financial instruments designated as hedges of debt.
(b)	Repurchase agreements consist of secured financing arrangements with third parties at ResCap. Other primarily includes nonbank secured borrowings and notes payable to GM. Refer to Note 25 for additional information.
(c)	Includes $7,400 million as of December 31, 2009, guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program (TLGP) and $2,747 million of junior subordinated notes related to trust preferred securities.
(d)	Secured long-term debt includes $1.3 billion and $1.9 billion at fair value as of December 31, 2009 and 2008, respectively, as a result of fair value option election. Refer to Note 27 for additional information.
(e)	Amount represents the hedge accounting adjustment on fixed-rate debt.

The following table presents the scheduled maturity of long-term debt at December 31, 2009, assuming no early redemptions will occur. The actual payment of secured debt may vary based on the payment activity of the related pledged assets.

Year ended December 31, ($ in millions)	Unsecured (a)	Secured (b)	Total
2010	$7,484	$19,648	$27,132
2011	9,952	12,606	22,558
2012	12,463	2,916	15,379
2013	1,882	1,824	3,706
2014	1,991	1,453	3,444
2015 and thereafter	16,362	1,344	17,706
Original issue discount (c)	(4,374)	—	(4,374)
Troubled debt restructuring concession (d)	—	457	457

Long-term debt (e)	45,760	40,248	86,008
Collateralized borrowings in securitization trusts (f)	—	1,484	1,484

Total long-term debt	$45,760	$41,732	$87,492

(a)	Scheduled maturities of ResCap unsecured long-term debt are as follows: $1,316 million in 2010; $208 million in 2011; $358 million in 2012; $528 million in 2013; $118 million in 2014; and $103 million in 2015 and thereafter. These maturities exclude ResCap debt held by GMAC.
(b)	Scheduled maturities of ResCap secured long-term debt are as follows: $1,554 million in 2010; $0 million in 2011; $0 million in 2012; $707 million in 2013; $707 million in 2014; and $929 million in 2015 and thereafter. These maturities exclude ResCap debt held by GMAC.
(c)	Scheduled amortization of original issue discount is as follows: $1,244 million in 2010; $1,015 million in 2011; $337 million in 2012; $252 million in 2013; $176 million in 2014; and $1,350 million in 2015 and thereafter.
(d)	In the second quarter of 2008, ResCap executed an exchange offer that resulted in a concession being recognized as an adjustment to the carrying value of certain new secured notes. This concession is being amortized over the life of the new notes through a reduction to interest expense using an effective yield methodology. Scheduled remaining amortization of the troubled debt restructuring is as follows: $110 million in 2010; $101 million in 2011; $105 million in 2012; $83 million in 2013; $46 million in 2014; and $12 million in 2015 and thereafter.
(e)	Debt issues totaling $10,735 million are redeemable at or above par, at our option, anytime before the scheduled maturity dates, the latest of which is November 2049.
(f)	Collateralized borrowings in securitization trust represents mortgage lending-related debt that is repaid upon the principal payment of underlying assets.

Notes to Consolidated Financial Statements

GMAC Inc. • Form 10-K

To achieve the desired balance between fixed- and variable-rate debt, we utilize interest rate swap and interest rate cap agreements. The use of these derivative financial instruments had the effect of synthetically converting $33.4 billion of our $74.1 billion of fixed-rate debt into variable-rate obligations and $26.6 billion of our $28.2 billion of variable-rate debt into fixed-rate obligations at December 31, 2009. In addition, certain of our debt obligations are denominated in currencies other than the currency of the issuing country. Foreign currency swap agreements are used to hedge exposure to changes in the exchange rates of obligations.

The following summarizes assets restricted as collateral for the payment of the related debt obligation primarily arising from securitization transactions accounted for as secured borrowings and repurchase agreements:

	2009		2008
December 31, ($ in millions)	Assets	Related secured debt (a)	Assets	Related secured debt (a)
Loans held-for-sale	$1,420	$454	$1,549	$660
Mortgage assets held-for-investment and lending receivables	1,946	1,673	7,011	5,422
Retail automotive finance receivables (b)	19,203	13,597	30,676	22,091
Wholesale automotive finance receivables	16,352	8,565	20,738	11,857
Investment securities	63	—	646	481
Investment in operating leases, net	13,323	9,208	18,885	16,744
Real estate investments and other assets	4,468	5,129	6,579	6,550
Ally Bank (c)	24,276	10,133	25,548	9,303

Total	$81,051	$48,759	$111,632	$73,108

(a)	Included as part of secured debt are repurchase agreements of $26 million and $588 million where we have pledged assets as collateral for approximately the same amount of debt at December 31, 2009 and 2008, respectively.
(b)	Included as part of retail automotive finance receivables are $1.9 billion of assets and $1.6 billion of secured debt related to Ally Bank.
(c)	Ally Bank has an advance agreement with the Federal Home Loan Bank of Pittsburgh (FHLB) and access to the Federal Reserve Bank Discount Window and Term Auction Facility program. Ally Bank had assets pledged and restricted as collateral to the FHLB and Federal Reserve Bank totaling $22.4 billion and $21.9 billion as of December 31, 2009 and 2008, respectively. Furthermore, under the advance agreement the FHLB has a blanket lien on certain Ally Bank assets including approximately $11.5 billion and $18.3 billion in real estate-related finance receivables and loans and $2.7 billion and $1.6 billion in other assets as of December 31, 2009 and 2008, respectively. Availability under these programs is generally only for the operations of Ally Bank and cannot be used to fund the operations or liabilities of GMAC or its subsidiaries.

Private Debt Exchange and Cash Tender Offers

On November 20, 2008, we commenced separate private exchange and cash tender offers to purchase and/or exchange certain of our and our subsidiaries (the GMAC Offers) and ResCap’s (the ResCap Offers) outstanding notes held by eligible holders for cash, newly issued notes of GMAC, and in the case of the GMAC Offers only, preferred stock of a wholly owned GMAC subsidiary.

In the GMAC Offers, we offered to purchase and/or exchange any and all of certain old GMAC notes (the GMAC Old Notes) held by eligible holders for, at the election of each eligible holder, either (a)(1) newly issued senior guaranteed notes of GMAC on substantially the same terms as the applicable series of GMAC Old Notes exchanged (the Guaranteed Notes), except for the Guaranteed Notes being guaranteed by certain subsidiaries of GMAC, and (2) newly issued 9% perpetual senior preferred stock (which has been subsequently reduced to 7% pursuant to the terms of such securities) with a liquidation preference of $1,000 per share of a wholly owned nonconsolidated subsidiary of GMAC (the New Preferred Stock) or (b) cash, in each case in the amounts per $1,000 principal amount of GMAC Old Notes as specified in the related offering materials. To the extent that cash required to purchase all GMAC Old Notes tendered pursuant to cash elections exceeded $2 billion, each eligible holder who made a cash election had the amount of GMAC Old Notes it tendered for cash accepted on a pro rate basis across all series such that the aggregate amount of cash spent in the offers equaled $2 billion, and the balance of GMAC Old Notes each such holder tendered that was not accepted for purchase for cash was exchanged into new securities as if such holder had made a new securities election in accordance with option (a) described above.

Notes to Consolidated Financial Statements

GMAC Inc. • Form 10-K

The Guaranteed Notes (the Note Guarantees) are guaranteed, on a joint and several basis, by GMAC Latin America Holdings LLC, GMAC International Holdings Coöperatief U.A., GMAC Continental LLC, IB Finance Holding Company LLC, and GMAC US LLC (each a Note Guarantor), which are all wholly owned subsidiaries of GMAC. The Note Guarantees are senior obligations of each Note Guarantor and rank equally with all existing and future senior debt of each Note Guarantor. The Note Guarantees rank senior to all subordinated debt of each Note Guarantor.

In the ResCap Offers, GMAC offered to purchase and/or exchange any and all of certain ResCap notes (the ResCap Old Notes) held by eligible holders for, at the election of each eligible holder, either (a)(1) in the case of 8.50% notes of ResCap maturing on May 15, 2010, newly issued 7.50% senior notes of GMAC due 2013 (the New Senior Notes) or (2) in the case of all other series of ResCap Old Notes, a combination of New Senior Notes and newly issued 8.00% subordinated notes of GMAC due 2018 (the Subordinated Notes), or (b) cash, in all cases in the amount of $1,000 principal amount of ResCap Old Notes as specified in the related offering materials. To the extent that cash required to purchase all ResCap Old Notes tendered pursuant to cash elections exceeded $500 million, each eligible holder who made a cash election had the amount of ResCap Old Notes it tendered for cash accepted on a pro rata basis across all series such that the aggregate amount of cash spent in the offers equaled $500 million, and the balance of ResCap Old notes each such holder tendered that was not accepted for purchase for cash was exchanged into new securities as if such holder had made a new securities election in accordance with option (a) described above.

The GMAC Offers and ResCap offers (collectively, the Offers) settled on December 31, 2008. Approximately $17.5 billion in the aggregate principal amount (or 59%) of the outstanding GMAC Old Notes were validly tendered and accepted in the GMAC Offers, and approximately $3.7 billion in aggregate principal amount (or 39%) of the outstanding ResCap Old Notes were validly tendered and accepted in the ResCap Offers.

The GMAC Offers and the ResCap Offers were accounted for as a debt modification and resulted in a pretax gain on extinguishment of debt of $11.5 billion. The gain on extinguishment consisted of a $3.8 billion principal discount, a $5.4 billion discount representing the difference between the face value and the estimated fair value of the new GMAC and ResCap notes, and a $2.3 billion discount representing the difference between the face value and estimated fair value of new preferred stock. The discount of the new GMAC and ResCap notes will be amortized as interest expense over the terms of the new notes using the effective interest method.

The accounting for the GMAC Offers and ResCap Offers required the use of critical accounting judgments and estimates. Refer to Note 1 for additional information.

In the fourth quarter of 2007, we paid $900 million thought open-market repurchases and $241 million through a tender offer for publicly traded ResCap debt securities resulting in an after-tax gain of $563 million. Also in the fourth quarter of 2007, we paid $287 million through open-market repurchases of GMAC debt securities resulting in an after-tax gain of $16 million.

Notes to Consolidated Financial Statements

GMAC Inc. • Form 10-K

Funding Facilities

The following table highlights credit capacity under our secured and unsecured funding facilities as of December 31, 2009 and 2008. We utilize both committed and uncommitted credit facilities. The financial institutions providing the uncommitted facilities are not legally obligated to advance funds under them. The amounts in the outstanding column in the table below are generally included on our Consolidated Balance Sheet with the exception of approximately $3.1 billion, which is mainly composed of funding generated by special-purpose entities known as New Center Asset Trust (NCAT) and Total Asset Collateralized Notes LLC (TACN).

	Total capacity		Current capacity (a)		Potential capacity (b)		Outstanding
December 31, ($ in billions)	2009	2008	2009	2008	2009	2008	2009	2008
Committed unsecured
Automotive Finance operations	$0.8	$1.7	$0.1	$0.2	$—	$—	$0.7	$1.5
Committed secured
Automotive Finance operations (c)	35.8	56.2	3.1	0.7	9.0	15.6	23.7	39.9
Mortgage operations	2.1	5.4	—	—	0.4	2.3	1.7	3.1
Other	0.2	2.8	—	—	0.1	0.9	0.1	1.9

Total committed facilities	38.9	66.1	3.2	0.9	9.5	18.8	26.2	46.4
Uncommitted unsecured
Automotive Finance operations	0.9	2.1	0.1	0.2	—	—	0.8	1.9
Mortgage operations	—	0.1	—	0.1	—	—	—	—
Uncommitted secured
Automotive Finance operations (d)	5.7	4.4	1.9	4.1	0.1	—	3.7	0.3
Mortgage operations (e) (f)	8.6	9.5	1.7	0.2	0.2	—	6.7	9.3

Total uncommitted facilities	15.2	16.1	3.7	4.6	0.3	—	11.2	11.5

Total	$54.1	$82.2	$6.9	$5.5	$9.8	$18.8	$37.4	$57.9

Whole-loan forward flow agreements (g)	$9.4	$17.8	$—	$—	$9.4	$17.8	$—	$—

Total commitments	$63.5	$100.0	$6.9	$5.5	$19.2	$36.6	$37.4	$57.9

(a)	Funding is generally available upon request as excess collateral resides in certain facilities.
(b)	Funding is generally available to the extent incremental collateral is contributed to the facilities.
(c)	Potential capacity at December 31, 2008, included undrawn credit commitments that served as backup liquidity to support our asset-backed commercial paper program (NCAT). There was $9.0 billion of potential capacity that was supporting $8.0 billion of outstanding NCAT commercial paper as of December 31, 2008. The NCAT commercial paper outstanding was not included on our Consolidated Balance Sheet.
(d)	Included $5.3 billion and $4.0 billion of capacity from Federal Reserve Bank advances with $3.4 billion and no amounts outstanding as of December 31, 2009 and 2008, respectively.
(e)	Included $2.5 billion of capacity from Federal Reserve Bank advances with $1.6 billion outstanding as of December 31, 2009.
(f)	Included $5.9 billion and $9.5 billion of capacity from FHLB advances with $5.1 billion and $9.3 billion outstanding as of December 31, 2009 and 2008, respectively.
(g)	Represents commitments of financial institutions to purchase U.S. automotive retail assets.

Notes to Consolidated Financial Statements

GMAC Inc. • Form 10-K

17. Reserves for Insurance Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the activity in the reserves for insurance losses and loss adjustment expenses.

Year ended December 31, ($ in millions)	2009	2008	2007
Balance at beginning of year	$2,895	$3,089	$2,630
Reinsurance recoverables	(1,660)	(893)	(876)

Net balance at beginning of year	1,235	2,196	1,754
Net reserves ceded — retroactive reinsurance (a)	—	(703)	—
Net reserves from acquisitions	—	—	418
Net reserves from sale (b)	(82)	—	—
Incurred from continuing operations related to
Current year	1,021	1,437	1,439
Prior years (c)	19	(41)	(57)

Total incurred from continuing operations	1,040	1,396	1,382
Incurred from discontinued operations related to
Current year	1,007	1,142	1,083
Prior years (d)	(4)	(16)	(14)

Total incurred from discontinued operations	1,003	1,126	1,069
Paid related to
Current year	(1,353)	(1,692)	(1,641)
Prior years	(583)	(931)	(808)

Total paid	(1,936)	(2,623)	(2,449)
Net reserves reclassified to liabilities of discontinued operations held-for-sale (e)	(784)	—	—
Effects of exchange-rate changes	69	(157)	22

Net balance at end of year (f)	545	1,235	2,196
Reinsurance recoverables	670	1,660	893

Balance at end of year	$1,215	$2,895	$3,089

(a)	On November 3, 2008, we entered into a loss portfolio transfer that ceded our losses and loss adjustment expenses related to business underwritten by our U.S. reinsurance agency, which was sold on the same date. The loss portfolio transfer was accounted for as retroactive reinsurance. Retroactive reinsurance balances result from reinsurance placed to cover losses on insured events occurring prior to the inception of a reinsurance contract.
(b)	During 2009, the Company completed the sale of a personal automotive insurance division.
(c)	Incurred losses and loss adjustment expenses during 2009, 2008, and 2007 from continuing operations were adjusted by $19 million, ($41) million, and ($57) million, respectively, as a result of decreases in prior years’ reserve estimates for certain reinsurance coverages assumed and international private passenger automobile coverages. In 2009, there was a positive development in prior years’ reserves estimates related to dealer-related products.
(d)	Incurred losses and loss adjustment expenses during 2009, 2008, and 2007 from discontinued operations were reduced by $4 million, $16 million, and $14 million, respectively. as a result of decreases in prior years’ reserve estimates that were lower than anticipated for certain private passenger automobile coverages
(e)	Reclassification is net of reinsurance recoveries.
(f)	Includes exposure to asbestos and environmental claims from the reinsurance of general liability, commercial multiple peril, homeowners’ and workers’ compensation claims. Reported claim activity to date has not been significant. Net reserves for loss and loss adjustment expenses for these matters were $3 million, $4 million, and $5 million at December 31, 2009, 2008, and 2007, respectively.

Notes to Consolidated Financial Statements

GMAC Inc. • Form 10-K

18. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of:

December 31, ($ in millions)	2009	2008
Loan repurchase liabilities	$1,953	$790
Fair value of derivative contracts in payable position	1,895	2,653
Reserves for loans sold with recourse	1,322	314
Accounts payable	1,275	2,586
Taxes payable, net	756	506
Securitization trustee payable	528	821
Derivative liabilities received from counterparties	432	1,486
Employee compensation and benefits	403	453
Deferred income taxes, net	302	558
Reinsurance payable	208	134
GM payable, net	179	322
Deferred revenue	91	602
Factored client payables	15	394
Other liabilities	1,097	1,107

Total accrued expenses and other liabilities	$10,456	$12,726

19. Equity

Common Stock

We currently have a total of 2,021,384 shares of common stock authorized for issuance, and as of February 25, 2010, a total of 799,120 shares of common stock were issued and outstanding. Our common stock is not registered with the Securities and Exchange Commission, and there is no established trading market for the shares. The U.S. Department of Treasury (the Treasury) holds 56.33% of GMAC common stock.

Preferred Stock

Series F-2 Preferred Stock

On December 30, 2009, GMAC entered into a Securities Purchase and Exchange Agreement (the Purchase Agreement) with the Treasury, pursuant to which, among other things, the following transactions occurred:

•

GMAC issued and sold to the Treasury 25,000,000 shares of GMAC’s newly issued Fixed Rate Cumulative Mandatorily Convertible Preferred Stock, Series F-2 (the New MCP), with an aggregate liquidation preference of $1,250,000,000;

•

GMAC issued and sold to the Treasury a ten-year warrant to purchase up to 1,250,000 additional shares of New MCP, with an aggregate liquidation preference of $62,500,000, at an initial exercise price of $0.01 per security (the MCP Warrant) (the Treasury immediately exercised the MCP Warrant in full);

•

GMAC exchanged shares of its existing preferred stock held by the Treasury with an aggregate liquidation preference of $10,125,000,000 consisting of (1) 5,000,000 shares of GMAC’s Fixed Rate Cumulative Perpetual Preferred Stock, Series D-1 (the Series D-1 Preferred Stock); (2) 250,000 shares of GMAC’s Fixed Rate Cumulative Perpetual Preferred Stock, Series D-2 (the Series D-2 Preferred Stock); and (3) 97,500,000 shares of GMAC Fixed Rate Cumulative Mandatorily Convertible Preferred Stock, Series F (the Series F Preferred Stock)), for 202,500,000 shares of New MCP, with an aggregate liquidation preference of $10,125,000,000; and

•

60,000,000 shares of existing Series F Preferred Stock, all of which were owned by the Treasury, were converted into 259,200 shares of GMAC common stock in accordance with the conversion terms applicable to the Series F Preferred Stock.

Notes to Consolidated Financial Statements

GMAC Inc. • Form 10-K

As a result of the above transactions, the Treasury currently holds 228,750,000 shares of New MCP, with a total liquidation preference of $11,437,500,000 (which are convertible into an additional 988,200 shares of GMAC common stock if converted as of the filing date of this Form 10-K). Each share of the new MCP has a liquidation preference of $50 and dividends accrue at 9% per annum. The previously issued Series D-1 Preferred Stock, Series D-1 Preferred Stock and Series F Preferred Stock, are no longer outstanding.

Series G Preferred Stock

Effective June 30, 2009, and as previously disclosed, GMAC was converted (the Conversion) from a Delaware limited liability company into a Delaware corporation in accordance with applicable law, and was renamed “GMAC Inc.” In connection with the Conversion, the 7% Cumulative Perpetual Preferred Stock (the Blocker Preferred) of Preferred Blocker Inc. (PBI), a wholly-owned subsidiary of GMAC, was required to be converted into or exchanged for preferred stock of GMAC. For this purpose, GMAC had previously authorized for issuance its 7% Fixed Rate Cumulative Perpetual Preferred Stock, Series G (the Series G Preferred Stock). Pursuant to the terms of a Certificate of Merger, effective October 15, 2009, PBI merged with and into GMAC with GMAC continuing as the surviving entity. At this time each share of the Blocker Preferred issued and outstanding immediately prior to the effective time of the merger was converted into the right to receive an equal number of newly issued shares of Series G Preferred Stock. In the aggregate, 2,576,601 shares of Series G Preferred Stock were issued to holders of the Blocker Preferred in connection with the merger. The Series G Preferred Stock bears interest at a rate of 7% per annum and ranks equally in right of payment with each of GMAC’s outstanding series of preferred stock in accordance with the terms thereof.

Series A Preferred Stock

We currently have authorized 4,021,764 shares of GMAC Fixed Rate Perpetual Preferred Stock, Series A (the Series A Preferred Stock), 1,021,764 of which are outstanding and held by GM Preferred Finance Co. Holdings Inc., a wholly owned subsidiary of GM. We are required to make distributions for each fiscal quarter with respect to the Series A Preferred Stock if certain conditions are met. Distributions are made in cash no later than the tenth business day following the delivery of our quarterly and annual financial statements and are paid at the rate of 10% per annum. The GMAC Board of Directors is permitted to reduce any distribution to the extent required to avoid a reduction of the equity capital of GMAC below a minimum amount of equity capital as specified in our Certificate of Incorporation. In addition, with the consent of GM, the GMAC Board of Directors may suspend the payment of distributions with respect to any one or more fiscal quarters. Distributions not made do not accumulate.

20. Regulatory Capital and Other Regulatory Matters

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

The risk-based capital ratios are determined by allocating assets and specified off-balance sheet financial instruments into several broad risk categories with higher levels of capital being required for the categories perceived as representing greater risk. Under the guidelines, total capital is divided into two tiers: Tier 1 capital and Tier 2 capital. Tier 1 capital generally consists of common equity, minority interests, and qualifying preferred stock (including fixed-rate cumulative preferred stock issued and sold to the Treasury) less goodwill and other adjustments. Tier 2 capital generally consist of preferred stock not qualifying as Tier 1 capital, limited amounts of subordinated debt and the allowance for loan losses, and other adjustments. The amount of Tier 2 capital may not exceed the amount of Tier 1 capital.

Total risk-based capital is the sum of Tier 1 and Tier 2 capital. Under the guidelines, banking organizations are required to maintain a minimum Total risk-based capital ratio (total capital to risk-weighted assets) of 8% and a Tier 1 risk-based capital ratio of 4%.

Notes to Consolidated Financial Statements

GMAC Inc. • Form 10-K

The federal banking regulators also have established minimum leverage ratio guidelines. The leverage ratio is defined as Tier 1 capital divided by adjusted average total assets (which reflect adjustments for disallowed goodwill and certain intangible assets). The minimum Tier 1 leverage ratio is 3% or 4% depending on factors specified in the regulations.

A banking institution is considered “well-capitalized” when its Total risk-based capital ratio equals or exceeds 10% and its Tier 1 risk-based capital ratio equals or exceeds 6% unless subject to regulatory directive to maintain higher capital levels and for insured depository institutions, a leverage ratio that equals or exceeds 5%.

In conjunction with the conclusion of the Supervisory Capital Assessment Program (S-CAP), the banking regulators have developed a new measure of capital called “Tier 1 common” defined as Tier 1 capital less noncommon elements including qualified perpetual preferred stock, qualifying minority interest in subsidiaries, and qualifying trust preferred securities.

On July 21, 2008, GMAC, FIM Holdings, IB Finance Holding Company, LLC, Ally Bank, and the FDIC entered into a Capital and Liquidity Maintenance Agreement (CLMA). The CLMA requires capital at Ally Bank to be maintained at a level such that Ally Bank’s leverage ratio is at least 11% for a three-year period and thereafter, remain “well-capitalized.” For this purpose, leverage ratio is determined in accordance with the FDIC’s regulations related to capital maintenance.

Additionally, on May 21, 2009, the Federal Reserve Board (FRB) granted Ally Bank an expanded exemption from Section 23A of the Federal Reserve Act. The exemption enables Ally Bank to make certain extensions of credit for the purchase of GM vehicles or vehicles floorplanned by GMAC. The exemption requires GMAC to maintain a Total risk-based capital ratio of 15% and Ally Bank to maintain a Tier 1 leverage ratio of 15%.

The minimum risk-based capital requirements adopted by the federal banking agencies follow the Capital Accord of the Basel Committee on Banking Supervision. Currently all U.S. banks are subject to the Basel I capital rules. The Basel Committee issued Basel II Capital Rules, and the U.S. regulators have issued companion rules applicable to certain U.S.-domiciled institutions. GMAC qualified as a “mandatory” bank holding company that must comply with the U.S. Basel II rules. The Basel Committee on Banking Supervision has issued additional guidance regarding market risk capital rules and Basel II capital rules for securitizations. U.S. banking regulators have not yet issued any companion guidance. We continue to monitor developments with respect to Basel II requirements and are working to ensure successful execution within the required time.

Notes to Consolidated Financial Statements

GMAC Inc. • Form 10-K

The following table summarizes our capital ratios. GMAC was not required to calculate risk-based capital ratios, a leverage ratio, or a Tier 1 common ratio prior to becoming a bank holding company in December 2008.

	December 31, 2009
($ in millions)	Amount	Ratio	Required minimum	Well-capitalized minimum
Risk-based capital
Tier 1 (to risk-weighted assets)
GMAC Inc.	$22,398	14.15%	4.00%	6.00%
Ally Bank	7,768	20.85%	(a)	6.00%
Total (to risk-weighted asset)
GMAC Inc.	$24,623	15.55%	15.00% (b)	10.00%
Ally Bank	8,237	22.10%	(a)	10.00%
Tier 1 leverage (to adjusted average assets) (c)
GMAC Inc.	$22,398	12.70%	3.00–4.00%	(d)
Ally Bank	7,768	15.42%	15.00% (a)	5.00%
Tier 1 common (to risk-weighted assets)
GMAC Inc.	$7,678	4.85%	n/a	n/a
Ally Bank	n/a	n/a	n/a	n/a

n/a = not applicable

(a)	Ally Bank, in accordance with the FRB exemption from Section 23A, is required to maintain a Tier 1 leverage ratio of 15%. Ally Bank is also required to maintain well-capitalized levels for Tier 1 risk-based capital and total risk-based ratios pursuant to the CLMA.
(b)	GMAC, in accordance with the FRB exemption from Section 23A, is required to maintain a Total risk-based capital ratio of 15%.
(c)	Federal regulatory reporting guidelines require the calculation of adjusted average assets using a daily average methodology. We currently calculate using a combination of monthly and daily average methodologies. We are in the process of modifying information systems to address the daily average requirement.
(d)	There is no Tier 1 leverage component in the definition of a well-capitalized bank holding company.

At December 31, 2009, GMAC and Ally Bank met all required minimum ratios and exceeded “well-capitalized” under the federal regulatory agencies’ definitions as summarized in the table above. Furthermore, following the additional investments and related transactions with the Treasury on December 30, 2009, GMAC has achieved the capital buffer required under the Federal Reserve’s Supervisory Capital Assessment Program needed to meet the worse-than-expected economic scenario. For details of those transactions, refer to the two GMAC Form 8-Ks filed on January 5, 2010.

Parent Company Agreement

On July 21, 2008, GMAC, FIM Holdings, IB Finance, Ally Bank, and the FDIC (collectively, the Contracting Parties) entered into a Parent Company Agreement (PA). The PA requires that GMAC maintain a total equity to total assets ratio of at least 5% (Equity Ratio). The PA defines “total equity” and “total assets” as total equity and total assets, respectively, as reported on our Consolidated Balance Sheet in our quarterly and annual reports filed with the United States Securities and Exchange Commission. The PA further requires that GMAC, beginning December 31, 2008, maintain a ratio of tangible equity to tangible assets of at least 5% (Tangible Equity Ratio). For this purpose, “tangible equity” means “total equity” minus goodwill and other intangible assets, net of accumulated amortization (other than mortgage servicing assets), and “tangible assets” means “total assets” less all goodwill and other intangible assets (other than mortgage servicing assets). As of December 31, 2009, GMAC’s Equity Ratio and Tangible Equity Ratio were 12.09% and 11.82%, respectively.

International Banks, Finance Companies, and Other Non-U.S. Operations

Certain of our foreign subsidiaries operate in local markets as either banks or regulated finance companies and are subject to regulatory restrictions. These regulatory restrictions, among other things, require that our subsidiaries meet certain minimum capital requirements and may restrict dividend distributions and ownership of certain assets. Total assets in regulated international banks and finance companies were approximately $13.6 billion and $17.3 billion as of December 31, 2009 and 2008, respectively. In addition, the Bank Holding Company Act imposes restrictions on GMAC’s ability to invest equity abroad without FRB approval. Many of our other operations are also heavily regulated in many jurisdictions outside the United States.

Notes to Consolidated Financial Statements

GMAC Inc. • Form 10-K

Depository Institutions

On December 24, 2008, Ally Bank received approval from the Utah Department of Financial Institutions (UDFI) to convert from an industrial bank to a commercial nonmember state chartered bank. Ally Bank, which provides services to both our North American Automotive Finance and Mortgage operations, was previously chartered as an industrial bank pursuant to the laws of Utah, and its deposits are insured by the FDIC. GMAC is required to file periodic reports with the FDIC concerning its financial condition. Assets in Ally Bank approximated $55.3 billion and $32.9 billion as of December 31, 2009 and 2008, respectively.

As a commercial nonmember bank chartered by the State of Utah, Ally Bank is subject to various regulatory capital requirements administered by state and federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on Ally Bank’s results of operations and financial condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective actions, Ally Bank must meet specific capital guidelines that involve quantitative measures of Ally Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Ally Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require Ally Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. As of December 31, 2009, Ally Bank was in compliance with its regulatory capital requirements.

U.S. Mortgage Business

Our U.S. mortgage business is subject to extensive federal, state, and local laws, rules, and regulations, in addition to judicial and administrative decisions that impose requirements and restrictions on this business. As a Federal Housing Administration lender, certain of our U.S. mortgage subsidiaries are required to submit audited financial statements to the Department of Housing and Urban Development on an annual basis. It is also subject to examination by the Federal Housing Commissioner to assure compliance with Federal Housing Administration regulations, policies, and procedures. The federal, state, and local laws, rules, and regulations to which our U.S. mortgage business is subject, among other things, impose licensing obligations and financial requirements; limit the interest rates, finance charges, and other fees that can be charged; regulate the use of credit reports and the reporting of credit information; impose underwriting requirements; regulate marketing techniques and practices; require the safeguarding of nonpublic information about customers; and regulate servicing practices, including the assessment, collection, foreclosure, claims handling, and investment and interest payments on escrow accounts.

Insurance Companies

GMAC Insurance is subject to certain minimum aggregated capital requirements, restricted net assets, and restricted dividend distributions under applicable state insurance law, the National Association of Securities Dealers, the Financial Services Authority in England, the Office of the Superintendent of Financial Institutions of Canada, and the National Insurance and Bonding Commission of Mexico.

Under various U.S. state insurance regulations, dividend distributions may be made only from statutory unassigned surplus, and the state regulatory authorities must approve these distributions if they exceed certain statutory limitations. As of December 31, 2009, the maximum dividend that could be paid by the insurance subsidiaries over the next twelve months without prior statutory approval approximates $211 million.

21. Derivative Instruments and Hedging Activities

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

Notes to Consolidated Financial Statements

GMAC Inc. • Form 10-K

may be recorded in off-balance sheet SPEs. In addition, we use derivative financial instruments to mitigate the risk of changes in the fair values of loans held-for-sale and mortgage servicing rights.

Interest Rate Risk

We execute interest rate swaps to modify our exposure to interest rate risk by converting certain fixed-rate instruments to a variable rate. We have applied hedge accounting for certain derivative instruments used to hedge fixed-rate debt. We monitor our mix of fixed- and variable-rate debt in relationship to the rate profile of our assets. When it is cost effective to do so, we may enter into interest rate swaps to achieve our desired mix of fixed- and variable-rate debt.

Our fair value hedges consist of hedges of fixed-rate debt obligations where individual swaps are designated as one-for-one hedges of specific fixed-rate debt obligations. As of December 31, 2009, outstanding interest rate swaps designated as fair value accounting hedges held in an asset position had a fair value of $478 million, and those held in a liability position had a fair value of $47 million. The outstanding notional amount as of December 31, 2009, was $16.9 billion.

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

As of December 31, 2009, outstanding contracts held in an asset position had a fair value of $805 million, and those held in a liability position had a fair value of $816 million. The outstanding notional amount was $153.8 billion as of December 31, 2009.

•

Mortgage loan commitments and mortgage and automotive loans held-for-sale — We are exposed to interest rate risk from the time an interest rate lock commitment (IRLC) is made until the time the mortgage loan is sold. Changes in interest rates impact the market price for our loans; as market interest rates decline, the value of existing IRLCs and loans held-for-sale go up and vice versa. Our primary objective in risk management activities related to IRLCs and mortgage and automotive loans held-for-sale is to eliminate or greatly reduce any interest rate risk associated with these items.

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

We do not apply hedge accounting to our derivative portfolio held to economically hedge the IRLCs and mortgage and automotive loans held-for-sale. As of December 31, 2009, outstanding contracts held in an asset position had a fair value of $225 million, and those held in a liability position had a fair value of $132 million. The outstanding notional amount was $45.5 billion as of December 31, 2009.

Notes to Consolidated Financial Statements

GMAC Inc. • Form 10-K

•

Off-balance sheet securitization activities — We enter into interest rate swaps to facilitate securitization transactions where the underlying receivables are sold to a nonconsolidated qualifying special-purpose entity (QSPE). As the underlying assets are carried in a nonconsolidated entity, the interest rate swaps do not qualify for hedge accounting treatment. As of December 31, 2009, outstanding contracts held in an asset position had a fair value of $139 million. The outstanding notional amount was $4.4 billion as of December 31, 2009.

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

With the exception of a portion of our fixed-rate debt, we have not applied hedge accounting to our derivative portfolio held to economically hedge our debt portfolio. Typically, the significant terms of the interest rate swaps match the significant terms of the underlying debt resulting in an effective conversion of the rate of the related debt. As of December 31, 2009, outstanding contracts held in an asset position had a fair value of $392 million, and those held in a liability position had a fair value of $548 million. The outstanding notional was $53.5 billion as of December 31, 2009.

•

Other — We enter into futures, options, swaptions, and credit default swaps to hedge our net fixed versus variable interest rate exposure. As of December 31, 2009, outstanding contracts held in an asset position had a fair value of $51 million, and those in a liability position had a fair value of $23 million. The outstanding notional amount was $12.6 billion as of December 31, 2009.

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

Our non-U.S. subsidiaries maintain both assets and liabilities in local currencies; these local currencies are the subsidiaries’ functional currencies for accounting purposes. Foreign currency exchange rate gains and losses arise when the assets or liabilities of our subsidiaries are denominated in currencies that differ from its functional currency. In addition, our equity is impacted by the cumulative translation adjustments resulting from the translation of foreign subsidiary results; this impact is reflected in our other comprehensive income (loss). We enter into foreign currency forwards with external counterparties to hedge foreign exchange exposure on the Company’s net investments in foreign subsidiaries. Our net investment hedges are recorded at fair value with changes recorded to other comprehensive income (loss) with the exception of the spot to forward difference that is recorded in current period earnings.

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

As of December 31, 2009, outstanding foreign currency swaps designated as cash flow accounting hedges held in a liability position had a fair value of $112 million. The outstanding notional amount was $334 million.

Notes to Consolidated Financial Statements

GMAC Inc. • Form 10-K

As of December 31, 2009, outstanding foreign currency exchange derivatives designated as net investment hedges for accounting purposes held in an asset position had a fair value of $10 million, and those held in a liability position had a fair value of $41 million. The outstanding notional amount was $2.4 billion as of December 31, 2009

As of December 31, 2009, outstanding foreign currency exchange derivatives not designated as hedges for accounting purposes held in an asset position had a fair value of $555 million, and those held in a liability position had a fair value of $175 million. The outstanding notional amount was $22.9 billion as of December 31, 2009.

Credit Risk

Derivative financial instruments contain an element of credit risk if counterparties are unable to meet the terms of the agreements. Credit risk associated with derivative financial instruments is measured as the net replacement cost should the counterparties that owe us under the contract completely fail to perform under the terms of those contracts, assuming no recoveries of underlying collateral as measured by the market value of the derivative financial instrument. At December 31, 2009 and 2008, the market value of derivative financial instruments in an asset or receivable position was $2.7 billion and $5.0 billion including accrued interest of $314 million and $271 million, respectively. At December 31, 2009 and 2008, the market value of derivative financial instruments in a liability or payable position was $1.9 billion and $2.7 billion including accrued interest of $91 million and $104 million, respectively.

To further mitigate the risk of counterparty default, we maintain collateral agreements with certain counterparties. The agreements require both parties to maintain collateral in the event the fair values of the derivative financial instruments meet established thresholds. In the event that either party defaults on the obligation, the secured party may seize the collateral. Generally, our collateral arrangements are bilateral such that we and the counterparty post collateral for the value of their total obligation to each other. Contractual terms provide for standard and customary exchange of collateral based upon changes in the market value of the outstanding derivatives. The securing party posts additional collateral when their obligation has risen or removes collateral when it has fallen. We also have unilateral collateral agreements whereby we are the only entity required to post collateral. We have placed collateral totaling $1.8 billion and $1.6 billion December 31, 2009 and 2008, respectively, in accounts maintained by counterparties. We have received cash collateral from counterparties totaling $432 million and $1.5 billion at December 31, 2009 and 2008, respectively. The collateral placed and received are included on our Consolidated Balance Sheet in other assets and accrued expenses and other liabilities, respectively. In certain circumstances, we receive or post securities as collateral with counterparties. In accordance with FASB ASC 860-30-25-5, we do not record such collateral received on our statement of financial position unless certain conditions have been met.

Balance Sheet Presentation

The following table summarizes the fair value amounts of derivative instruments reported on our Consolidated Balance Sheet. The fair value amounts are presented on a gross basis, are segregated by derivatives that are designated and qualifying as hedging instruments or those that are not, and are further segregated by type of contract within those two categories.

	Fair value of derivative contracts in
December 31, 2009 ($ in millions)	Receivable position (a)	Liability position (b)
Derivatives designated as hedging instruments
Interest rate risk	$478	$47
Foreign exchange risk	10	153

Total derivatives designated as hedging instruments	488	200

Derivatives not designated as hedging instruments
Interest rate risk	1,611	1,520
Foreign exchange risk	555	175

Total derivatives not designated as hedging instruments	2,166	1,695

Total derivatives	$2,654	$1,895

(a)	Reported as other assets on the Consolidated Balance Sheet.
(b)	Reported as accrued expenses and other liabilities on the Consolidated Balance Sheet.

Notes to Consolidated Financial Statements

GMAC Inc. • Form 10-K

Statement of Income Presentation and Accumulated Other Comprehensive Information

The following table summarizes the location and amounts of gains and losses reported in our Consolidated Statement of Income on derivative instruments and related hedge items and amounts flowing through accumulated other comprehensive income. Gains and losses are presented separately for (1) derivative instruments and related hedged items designated and qualifying in fair value hedges; (2) the effective portion of gains and losses on derivative instruments designated and qualifying in cash flow hedges that were recognized in other comprehensive income during the period; (3) the effective portion of gains and losses on derivative instruments designated and qualifying as cash flow hedges recorded in accumulated other comprehensive income during the term of the hedging relationship and reclassified into earnings in the current period; (4) the portion of gains and losses on derivative instruments designated and qualifying in cash flow hedges representing the hedges ineffectiveness and the amount, if any, excluded from the hedge effectiveness assessment; and (5) derivative instruments not designated as hedging instruments.

Year Ended December 31, ($ in millions)	2009
Derivatives in fair value hedging relationships
(Loss) recognized in earnings on derivatives
Interest rate contracts
Interest on long-term debt	$(311)
Gain recognized in earnings on hedged items
Interest rate contracts
Interest on long-term debt	260

Total designated interest rate contracts	(51)
Derivatives not designated as hedging relationships
Gain (loss) recognized in earnings on derivatives
Interest rate contracts
Servicing asset valuation and hedge activities, net	(998)
Loss on mortgage and automotive loans, net	(156)
Other loss on investments, net	(4)
Other income, net of losses	183
Other operating expenses	(14)

Total nondesignated interest rate contracts	(989)
Foreign exchange contracts (a)
Interest on long-term debt	(44)
Other income, net of losses	(195)

Total foreign exchange contracts	(239)

Loss recognized in earnings on derivatives	$(1,279)

(a)	Amount represents the difference between the changes in the fair values of the currency hedge, net of the revaluation of the related foreign denominated debt or foreign denominated receivable.

Year Ended December 31 ($ in millions)	2009
Derivatives in cash flow hedging relationships
Gain recognized in other comprehensive income
Foreign exchange contracts (a)
Other comprehensive income	$10
Derivatives used as net investment hedges
Loss recognized in other comprehensive loss
Foreign exchange contracts (a)
Other comprehensive loss	(31)

Loss recognized in other comprehensive loss	$(21)

(a)	Amount represents the effective portion, net of the revaluation of the related foreign denominated debt or net investment.

Notes to Consolidated Financial Statements

GMAC Inc. • Form 10-K

22. Employee Benefit Plans

Defined Contribution Plan

A significant number of our employees are covered by defined contribution plans. Employer contributions vary based on criteria specific to each individual plan and amounted to $61 million, $76 million, and $71 million in 2009, 2008, and 2007, respectively. These costs were recorded in compensation and benefit expenses in our Consolidated Statement of Income. We expect contributions for 2010 to be similar to contributions made in 2009.

Defined Benefit Pension Plan

Certain of our employees are eligible to participate in separate retirement plans that provide for pension payments to eligible employees upon retirement based on factors such as length of service and salary. Pursuant to the Sale Transactions, we transferred, froze, or terminated a portion of our other defined benefit plans. During 2006, we curtailed the GMAC Commercial Finance UK and GMAC Commercial Finance Canada (CF Canada) retirement plans and subsequently terminated the CF Canada plan in 2007. We recorded a curtailment charge of approximately $9 million in 2006 for these plans that was revised to approximately $4 million in 2007. During 2007, we closed the GMAC UK (Car Care) pension plan to future accrual, thereby freezing the benefits for all participants. This resulted in a minimal impact on earnings. Additionally, during 2009 we began the process of terminating certain of our international pension plans that resulted in a minimal impact on earnings. All income and expense noted for pension accounting was recorded in compensation and benefits expense in our Consolidated Statement of Income.

The following summarizes information related to our pension plans:

Year ended December 31, ($ in millions)	2009	2008
Projected benefit obligation	$457	$435
Fair value of plan assets	356	295

Underfunded status	$(101)	$(140)

The underfunded status of our pension plans decreased primarily due to the improvement of the fair value of plan assets in 2009 as a result of market performance. The underfunded position is recognized on the Consolidated Balance Sheet and the change in the underfunded position was recorded in other comprehensive income (loss).

The weighted average assumptions used for determining the net periodic benefit cost were as follows:

Year ended December 31,	2009	2008
Discount rate	5.81%	5.84%
Expected long-term return on plan assets	8.23%	8.27%
Rate of compensation increase	2.94%	2.56%

Net periodic pension expense (income) includes curtailment, settlement, and other gains and losses and was minimal for 2009, 2008, and 2007.

Employer contributions to our pension plan for both 2009 and 2008 were approximately $5 million. We expect these contribution levels to remain minimal in 2010. The weighted-average asset allocations for our pension plans by asset category were as follows:

Year ended December 31,	2009	2008
Equity securities	53%	49%
Debt securities	34%	41%
Other	13%	10%

Notes to Consolidated Financial Statements

GMAC Inc. • Form 10-K

Other Postretirement Benefits

Certain of our subsidiaries participated in various postretirement medical, dental, vision, and life insurance plans. We have provided for certain amounts associated with estimated future postretirement benefits other than pensions and characterized such amounts as other postretirement benefits. Other postretirement benefits expense (income), which is recorded in compensation and benefits expense in our Consolidated Statement of Income, was minimal in 2009, 2008, and 2007. We expect our other postretirement benefit expense to continue to be minimal in future years.

23. Income Taxes

Effective June 30, 2009, GMAC LLC converted (the Conversion) from a limited liability company (LLC) treated as a pass-through entity for U.S. federal income tax purposes to a corporation and was renamed GMAC Inc. As a result of the Conversion, GMAC Inc. became subject to corporate U.S. federal, state, and local taxes beginning in the third quarter of 2009. Due to this change in tax status as of June 30, 2009, an additional net deferred tax liability of $1.2 billion was established through income tax expense from continuing operations.

Prior to the Conversion, GMAC LLC and certain U.S. subsidiaries were pass-through entities for U.S. federal income tax purposes. U.S. federal, state, and local income taxes were generally not provided for these entities as they were not taxable entities except in a few local jurisdictions that tax LLCs or partnerships. LLC members were required to report their share of GMAC taxable income on their respective income tax returns. In addition, GMAC LLC’s banking, insurance, and foreign subsidiaries generally were and continue to be corporations that are subject to, and required to provide for U.S. and foreign income taxes. The Conversion did not change the tax status of these subsidiaries. The income tax expense related to these corporations is included in income tax expense in the Consolidated Statement of Income, along with other miscellaneous state, local and franchise taxes of GMAC and certain other subsidiaries.

The significant components of income tax expense from continuing operations were as follows:

Year ended December 31, ($ in millions)	2009	2008	2007
Current income tax expense (benefit)
U.S. federal	$146	$148	$229
Foreign	182	181	71
State and local	14	27	(58)

Total current expense	342	356	242

Deferred income tax (benefit) expense
U.S. federal	(109)	(166)	108
Foreign	(37)	(216)	13
State and local	(118)	(34)	32

Total deferred (benefit) expense	(264)	(416)	153

Total income tax expense (benefit) from continuing operations	$78	$(60)	$395

A reconciliation of the statutory U.S. federal income tax rate to our effective tax rate applicable to income and the change in tax status is shown in the following table.

Year ended December 31,	2009	2008	2007
Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
Change in tax rate resulting from
Change in tax status	(15.7)	—	—
LLC results not subject to federal or state income taxes	(6.9)	(57.8)	(50.4)
Effect of valuation allowance change	(29.2)	18.9	(5.1)
Foreign income tax rate differential	(1.9)	2.1	(1.8)
Foreign capital loss	13.2	—	—
State and local income taxes, net of federal income tax benefit	3.6	0.8	—
Tax-exempt income	0.2	(0.3)	0.5
Other	0.7	(0.5)	(0.2)

Effective tax rate	(1.0)%	(1.8)%	(22.0)%

Notes to Consolidated Financial Statements

GMAC Inc. • Form 10-K

Deferred tax assets and liabilities result from temporary differences between assets and liabilities measured for financial reporting purposes and those measured for income tax return purposes. The Conversion resulted in a $1.2 billion increase in income tax expense related to the establishment of deferred tax liabilities and assets of $2.5 billion and $1.3 billion, respectively.

At December 31, 2009, we had U.S. federal and state net operating and capital loss carryforwards of $878 million and $803 million, respectively. The federal net operating loss carryforwards expire in the years 2026–2029. The capital loss carryforwards expire in the year 2014. The corresponding expiration periods for the state operating and capital loss carryforwards are 2014–2029 and 2014, respectively.

Also, at December 31, 2009, and 2008, we had foreign net operating loss carryforwards of $1.8 billion and $2.9 billion, respectively. The foreign operating loss carryforwards in the United Kingdom, Germany, and Australia have an indefinite carryforward period. The Canadian loss carryforwards expire in the years 2028–2029. The remaining net operating loss carryforwards expire in the years 2014 and 2029.

At December 31, 2009, valuation allowances have been established against our domestic net deferred tax assets and certain international net deferred tax assets. Valuation allowances have been established because we have determined that it is more likely than not that certain of these tax assets will not be realized before they expire. As a result, included within tax expense were charges of $2.3 billion in 2009, $1.0 billion in 2008, and $91 million in 2007 establishing valuation allowances reflecting management’s judgment that certain tax assets will not be realized.

The significant components of deferred tax assets and liabilities are reflected in the following table.

December 31, ($ in millions)	2009	2008
Deferred tax liabilities
Lease transactions	$1,556	$1,320
Deferred acquisition costs	401	503
Unrealized gains on securities	368	—
Mortgage servicing rights	278	—
Tax on unremitted earnings	19	53
Other	80	8

Gross deferred tax liabilities	2,702	1,884

Deferred tax assets
Provision for loan losses	1,702	382
Tax loss carryforwards	1,121	943
Basis difference in subsidiaries	917	—
State and local taxes	242	(19)
Contingency	207	128
Unearned insurance premiums	184	252
Mark-to-market on consumer loans	160	—
Hedging transactions	29	(1)
Sales of finance receivables and loans	22	132
Tax credit carryforwards	18	60
Postretirement benefits	16	10
Unrealized losses on securities	—	80
Other	285	283

Gross deferred tax assets	4,903	2,250

Valuation allowance	(2,503)	(924)

Net deferred tax assets	$2,400	$1,326

Net deferred tax liability	$302	$558

At December 31, 2008, the book basis of our net assets for flow-through entities exceeded their tax basis by approximately $9.8 billion, primarily related to debt transactions, lease transactions, mortgage servicing rights, and sales of finance receivables.

Notes to Consolidated Financial Statements

GMAC Inc. • Form 10-K

Foreign pretax losses totaled $2.7 billion, $3.5 billion, and $333 million in 2009, 2008, and 2007, respectively. Foreign pretax income is subject to U.S. taxation when effectively repatriated. Through the Conversion date, our U.S. incorporated insurance and banking operations provided federal income taxes on the undistributed earnings of foreign subsidiaries to the extent these earnings were not deemed indefinitely reinvested outside the United States. It was the responsibility of our members to provide for federal income taxes on the undistributed foreign subsidiary earnings of GMAC’s disregarded entities to the extent the earnings were not indefinitely reinvested. Subsequent to the Conversion date, GMAC and all of its domestic subsidiaries fully provide for federal income taxes on the undistributed earnings of foreign subsidiaries except to the extent these earnings are indefinitely reinvested outside the United States. At December 31, 2009, $2.9 billion of accumulated undistributed earnings of foreign subsidiaries were indefinitely reinvested. Quantification of the unrecognizable deferred tax liability for temporary differences related to investments in foreign subsidiaries that are permanent in duration is not practicable.

Under the terms of the Purchase and Sale Agreement between GM and FIM Holdings LLC, our tax-sharing agreement with GM was terminated as of November 30, 2006. Terms of the sale agreement stipulate GM will indemnify us for any tax liabilities related to periods before November 30, 2006, in excess of those established as of the sale date. Conversely, GM is entitled to any tax refunds in excess of those established on the closing balance sheet as of the sale date. Through December 31, 2009, $133 million of tax refunds in excess of the amount on the closing balance sheet at the time of the sale have been remitted to GM as dividends as a result of this agreement.

The following table provides a reconciliation of the beginning and ending amount of unrecognized tax benefits.

($ in millions)	2009	2008	2007
Balance at January 1,	$150	$155	$126
Additions based on tax positions related to the current year	27	8	13
Additions for tax positions of prior years	24	33	5
Reductions for tax positions of prior years	(24)	(19)	(2)
Settlements	(28)	(2)	(1)
Foreign currency translation adjustments	23	(25)	14

Balance at December 31,	$172	$150	$155

The amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate is approximately $157 million. If the domestic and certain foreign positions are recognized and impact the effective tax rate, it would ultimately impact net operating loss carryforwards, which currently attract a full valuation allowance.

We recognize interest and penalties accrued related to uncertain income tax positions in interest expense and other operating expenses, respectively. For the years ended December 31, 2009, 2008, and 2007, $12 million, $25 million, and $38 million were accrued for interest and penalties, respectively, with the cumulative accrued balance totaling $170 million as of December 31, 2009, $132 million as of December 31, 2008, and $164 million as of December 31, 2007. In addition, the accrued balances for interest and penalties were impacted by translation adjustments on those denominated in foreign currencies.

We anticipate the examination of our U.S. income tax returns for 2004 through 2006 along with the examinations by various foreign, state, and local jurisdictions will be completed within the next twelve months. As such, it is reasonably possible that certain tax positions may be settled and the unrecognized tax benefits would decrease by approximately $63 million.

We file tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. For our most significant operations, as of December 31, 2009, the oldest tax years that remain subject to examination are: United States — 2004, Canada — 2003; Germany — 2004, United Kingdom — 1995, Mexico — 2004, Brazil — 2004, and Australia — 2004.

24. Share-based Compensation Plans

In 2009, based on the transactions with the Treasury as described in Note 19 to the Consolidated Financial Statements, we are required to comply with the limitations on executive pay as determined by the Special Master of TARP Compensation (Special Master). As such, we established Deferred Stock Units (DSUs) and Incentive Restricted Share Units (IRSUs) as

Notes to Consolidated Financial Statements

GMAC Inc. • Form 10-K

forms of compensation to our senior executives, which were subsequently approved by the Special Master. We also grant Restricted Share Units (RSUs) to executives under the Long-Term Equity Compensation Incentive Plan, which was established to replace the previously approved Long-Term Phantom Interest Plan (LTIP) and the Management Profits Incentive Plan (MPI). Each of our approved compensation plans and awards were designed to provide our executives with an opportunity to share in the future growth in value of GMAC, which is necessary to attract and retain key executives. These incentive plans are share-based compensation plans accounted for under ASC 718, Compensation – Stock Compensation.

RSU awards are incentive awards granted to executives in terms of basis points in the fair value of GMAC. The majority of awards granted in 2008 and 2009 vest ratably on an annual basis based on continued service on December 31, with the final tranche vesting on December 31, 2012. Annual award payouts are made in the quarter following their vesting and are based on the fair value of GMAC at each year-end as recommended by the Compensation Committee (Committee) and approved by the Board annually. Participants have the option at grant date to defer the valuation and payout for any tranche until the final year of the award. Under applicable accounting rules, the awards require liability treatment and are remeasured quarterly at fair value until they are paid. The compensation costs related to these awards are ratably charged to expense over the applicable service period. We utilize an internal process to estimate the fair value of the RSU awards based on the estimated fair value of GMAC using changes in our performance, market, and industry. Changes in fair value related to the portion of the awards that have vested and have not been paid are recognized in earnings in the period in which the changes occur. The total RSU awards outstanding at December 31, 2009, represented approximately 281 basis points, with 166 basis points awarded during 2008 and 115 basis points awarded during the 2009. The fair value of the awards granted during 2008 was diluted by the capital transactions that occurred at the end of 2008. We recognized compensation expense of $25 million and $3 million for the years ended December 31, 2009 and 2008, respectively.

DSU awards are granted in terms of basis points in the fair value of GMAC to senior executives as part of their base salary. The DSU awards are granted ratably each pay period throughout the year, vest immediately upon grant, and are paid in cash three years after grant. Under applicable accounting rules, the awards require liability treatment and are remeasured quarterly at fair value until they are paid, with each change in value fully charged to compensation expense in the period in which the change occurs. The fair value for the DSU awards is determined based on the valuation of the RSU awards. The total DSU awards outstanding at December 31, 2009, represented approximately 57 basis points. We recognized compensation expense of $35 million for the year ended December 31, 2009, for the outstanding awards.

IRSU awards are incentive awards granted to senior executives in terms of basis points in the fair value of GMAC. The IRSU awards cliff vest three years from the date of grant based on continued service with GMAC. The IRSU awards are paid out in 25% increments once we pay the Treasury a corresponding 25% increment of our TARP obligations. A participant must be employed by GMAC at the time of the payback to receive a payout for their award. The payouts are based on the fair value of GMAC at the time of payback. Under applicable accounting rules, the awards require liability treatment and are remeasured quarterly at fair value until they are paid. The fair value for the IRSU awards is determined based on the valuation of the RSU awards. The compensation costs related to these awards are ratably charged to expense over the requisite service period. Changes in fair value relating to the portion of the awards that have vested and have not been paid are recognized in earnings in the period in which the changes occur. The total IRSU awards outstanding at December 31, 2009, represented approximately 45 basis points. We recognized compensation expense of $1 million for the year ended December 31, 2009, for the outstanding awards.

During the third quarter of 2008, the Committee approved GMAC’s purchase of substantially all of the MPI awards from the participants and the grant of RSU awards in exchange for the forfeiture of the majority of LTIP awards. The MPI awards were equity-based awards granted to senior executives. The MPI purchase agreements contain provisions that were designed to enhance GMAC’s ability to retain the senior executives who participated in the purchase. The total cash paid for the purchased MPI awards was $28 million, and the total compensation expense recognized during the year ended December 31, 2008, was $26 million. The majority of the expense represented the accelerated recognition at the purchase date of the previously unrecognized compensation expense associated with the purchase of unvested MPI awards. The LTIP awards were liability-based awards granted to executives. Based on GMAC’s results and the program requirements for payout, we did not have any compensation expense accrued for the LTIP awards at the time of the exchange. During the year ended December 31, 2008, we recognized a reduction of compensation expense for the LTIP awards of $12 million due to a decline in the estimated fair value of the liability.

Notes to Consolidated Financial Statements

GMAC Inc. • Form 10-K

25. Related Party Transactions

Balance Sheet

A summary of the balance sheet effect of transactions with GM, FIM Holdings, and affiliated companies follows:

December 31, ($ in millions)	2009	2008
Assets
Available-for-sale investment in asset-backed security – GM (a)	$20	$35
Secured
Finance receivables and loans, net of unearned income Wholesale automotive financing – GM (b)	280	595
Term loans to dealers – GM (b)	71	105
Lending receivables – GM	—	26
Lending receivables – affiliates of FIM Holdings	54	91
Investment in operating leases, net – GM (c)	69	291
Notes receivable from GM (d)	884	1,464
Other — GM	102	32

Total secured	1,460	2,604
Unsecured
Notes receivable from GM (d)	27	191
Other assets
Subvention receivables (rate and residual support) – GM	165	53
Lease pull-ahead receivable – GM	21	28
Other – GM	26	49

Total unsecured	239	321
Liabilities
Unsecured debt
Notes payable to GM	154	566
Secured debt
Cerberus model home term loan	—	8
Accrued expenses and other liabilities
Wholesale payable – GM	161	319
Deferred revenue — GM (e)	—	318
Other payables – GM	18	45

(a)	In November 2006, GMAC retained an investment in a note secured by operating lease assets transferred to GM. As part of the transfer, GMAC provided a note to a trust, a wholly owned subsidiary of GM. The note is classified in investment securities on the Consolidated Balance Sheet.
(b)	Represents wholesale financing and term loans to certain dealerships wholly owned by GM or in which GM has an interest. The loans are generally secured by the underlying vehicles or assets of the dealerships.
(c)	Includes vehicles, buildings, and other equipment classified as operating lease assets that are leased to GM-affiliated entities. These leases are secured by the underlying assets.
(d)	Represents wholesale financing we provide to GM for vehicles, parts, and accessories in which GM retains title while primarily in the United Kingdom and Italy. The financing to GM remains outstanding until the title is transferred to GMAC or the dealers. The amount of financing provided to GM under this arrangement varies based on inventory levels. These loans are secured by the underlying vehicles or other assets (except loans relating to parts and accessories in Italy).
(e)	Represents prepayments made by GM in connection with the November 30, 2006, sale by GM of a 51% interest in GMAC (Sale Transactions) requiring that the aggregate amount of certain unsecured obligations of GM to us not exceed a prescribed cap. Subsequent to December 31, 2008, a new agreement was reached between GMAC and GM with new limitations on unsecured exposure going forward. Generally, unsecured exposure based on what we believe, from time to time, to be “probable” amounts owed from GM will be limited to $2.1 billion; and unsecured exposures based on “maximum” possible amounts owed will be limited to $4.1 billion. This distinction was established to more easily manage exposures since certain amounts that will be owed to us from GM (e.g., pursuant to risk-sharing and similar arrangements) are based on variables and assumptions that may change over time.

Notes to Consolidated Financial Statements

GMAC Inc. • Form 10-K

Statement of Income

A summary of the income statement effect of transactions with GM, FIM Holdings, and affiliated companies follows:

Year ended December 31, ($ in millions)	2009	2008	2007
Net financing revenue
GM and affiliates lease residual value support — North American operations (a)	$195	$779	$473
GM and affiliates rate support — North American operations	770	985	1,351
Wholesale subvention and service fees from GM	215	304	269
Interest earned on wholesale automotive financing	14	25	52
Interest earned on term loans to dealers	3	4	7
Interest expense on loans with GM	(46)	(52)	(23)
Interest on notes receivable from GM and affiliates	63	122	125
Interest on wholesale settlements (b)	149	103	179
Interest income (expense) on loans with FIM Holdings affiliates, net	3	(40)	17
Consumer lease payments from GM (c)	78	66	39
Other revenue
Insurance premiums earned from GM	159	242	254
Service fees on transactions with GM	6	6	6
Revenues from GM-leased properties, net	9	13	13
Losses on model home asset sales with an affiliate of Cerberus	—	(27)	—
Other (d)	(3)	5	9
Servicing fees
U.S. automotive operating leases (e)	25	85	156
Servicing asset valuation
Losses on sales of securitized excess servicing to Cerberus	—	(24)	—
Expense
Employee retirement plan costs allocated by GM	—	—	(1)
Off-lease vehicle selling expense reimbursement (f)	(26)	(47)	(38)
Payments to GM for services, rent, and marketing expenses (g)	122	206	159

(a)	Represents total amount of residual support and risk sharing earned under the residual support and risk-sharing programs.
(b)	The settlement terms related to the wholesale financing of certain GM products are at shipment date. To the extent that wholesale settlements with GM are made before the expiration of transit, we receive interest from GM.
(c)	GM sponsors lease pull-ahead programs whereby consumers are encouraged to terminate lease contracts early in conjunction with the acquisition of a new GM vehicle with the customer’s remaining payment obligation waived. For certain programs, GM compensates us for the waived payments adjusted based on remarketing results associated with the underlying vehicle.
(d)	Includes income or (expense) related to derivative transactions that we enter into with GM as counterparty.
(e)	Represents servicing income related to automobile leases distributed as a dividend to GM on November 22, 2006.
(f)	An agreement with GM provides for the reimbursement of certain selling expenses incurred by us on off-lease vehicles sold by GM at auction.
(g)	We reimburse GM for certain services provided to us. This amount includes rental payments for our primary executive and administrative offices located in the Renaissance Center in Detroit, Michigan, and exclusivity and royalty fees.

Notes to Consolidated Financial Statements

GMAC Inc. • Form 10-K

Statement of Changes in Equity

A summary of the changes to the statement of changes in equity related to transactions with GM, FIM Holdings, and affiliated companies follows:

Year ended December 31, ($ in millions)	2009	2008	2007
Equity
Capital contributions received (a)	$1,280	$758	$1,080
Dividends paid to shareholders/members (b)	393	79	—
Preferred interest dividends — GM	128	—	—
Preferred interests (c)	—	—	1,052
Conversion of preferred membership interests (c)	—	—	1,121
Preferred interest accretion to redemption value and dividends	—	—	192

(a)	On January 16, 2009, we completed a $1.25 billion rights offering pursuant to which we issued additional common membership interests to FIM Holdings and a subsidiary of GM. On December 29, 2008, GM and an affiliate of Cerberus Capital Management contributed to GMAC $750 million subordinated participations in a $3.5 billion senior secured credit facility between GMAC and ResCap in exchange for additional common membership interests in GMAC. During the first quarter of 2007, under the terms of the Sale Transactions, GM made a capital contribution of $1 billion to GMAC.
(b)	Pursuant to the operating agreement with our shareholders, our shareholders are permitted distributions to pay the taxes they incurred from ownership of their GMAC interests prior to our conversion from a tax partnership to a corporation. In March 2009, we executed a transaction that had 2008 tax-reporting implications for our shareholders. In accordance with the operating agreement, the approval of both the GMAC Board of Directors and the Treasury was obtained in advance for the payment of tax distributions to our shareholders. Amounts distributed to GM and FIM Holdings were $220 million and $173 million, respectively, for the year ended December 31, 2009. Included in the 2009 amount is $55 million of remittances to GM for tax settlements and refunds received related to tax periods prior to the Sale Transactions. The 2008 amounts primarily represent remittances to GM for tax settlements and refunds received related to tax period prior to the Sale Transactions as required by the terms of the Purchase and Sale Agreement between GM and FIM Holdings.
(c)	During the fourth quarter of 2007, GM and FIM Holdings converted $1.1 billion of preferred membership interest into common equity interests. Refer to Note 1 to the Consolidated Financial Statements of our 2007 Annual Report on Form 10-K for further discussion.

GM, GM dealers, and GM-related employees compose a significant portion of our customer base, and our Global Automotive Service operations are highly dependent on GM production and sales volume. As a result, a significant adverse change in GM’s business, including significant adverse changes in GM’s liquidity position and access to the capital markets, the production or sale of GM vehicles, the quality or resale value of GM vehicles, the use of GM marketing incentives, GM’s relationships with its key suppliers, GM’s relationship with the United Auto Workers and other labor unions, and other factors impacting GM or its employees could have a significant adverse effect on our profitability and financial condition.

We provide vehicle financing through purchases of retail automotive and lease contracts with retail customers of primarily GM dealers. We also finance the purchase of new and used vehicles by GM dealers through wholesale financing, extend other financing to GM dealers, provide fleet financing for GM dealers to buy vehicles they rent or lease to others, provide wholesale vehicle inventory insurance to GM dealers, provide automotive extended service contracts through GM dealers, and offer other services to GM dealers. In 2009, our share of GM retail sales and sales to dealers were 20% and 78%, respectively, in markets where GM operates. As a result, GM’s level of automobile production and sales directly impacts our financing and leasing volume; the premium revenue for wholesale vehicle inventory insurance; the volume of automotive extended service contracts; and the profitability and financial condition of the GM dealers to whom we provide wholesale financing, term loans, and fleet financing. In addition, the quality of GM vehicles affects our obligations under automotive extended service contracts relating to such vehicles. Further, the resale value of GM vehicles, which may be impacted by various factors relating to GM’s business such as brand image, the number of new GM vehicles produced, the number of used vehicles remarketed, or reduction in core brands, affects the remarketing proceeds we receive upon the sale of repossessed vehicles and off-lease vehicles at lease termination.

Our Global Automotive Service operations are highly dependent on GM sales volume. In 2008 and 2009, global vehicle sales declined rapidly, and there is no assurance that the global automotive market or GM’s share of that market will not suffer a significant further downturn. Vehicle sales volume could be further adversely impacted by ongoing restructuring that is expected to reduce the number of GM retail channels and core brands or consolidate GM’s dealer network. Furthermore,

Notes to Consolidated Financial Statements

GMAC Inc. • Form 10-K

with GM’s recent emergence from bankruptcy protection, it is difficult to predict with certainty the consequences of the bankruptcy filing and the impact it could have on consumer sentiment and GM’s business in the future. Any negative impact could in turn have a material adverse affect on our business, results of operations, and financial position.

Our credit exposure to GM is significant. As of December 31, 2009, we had an estimated $1.5 billion in secured credit exposure, which included primarily wholesale vehicle financing to GM-owned dealerships, notes receivable from GM, and vehicles leased directly to GM. We further had approximately $1.6 billion in unsecured exposure, which included estimates of payments from GM related to residual support and risk-sharing agreements. Under the terms of certain agreements between GMAC and GM, GMAC has the right to offset certain of its exposures to GM against amounts GMAC owes to GM.

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

For North American lease originations and balloon retail contract originations occurring in the United States after April 30, 2006, and in Canada after November 30, 2006, that remained with us after the consummation of the Sale Transactions, GM agreed to begin payment of the present value of the expected residual support owed to us at contract origination as opposed to after contract termination at the time of sale of the related vehicle. The residual support amount GM actually owes us is finalized as the leases actually terminate. Under these terms of the residual support program, in cases where the estimate was incorrect, GM may be obligated to pay us, or we may be obligated to reimburse GM.

Based on the December 31, 2009, outstanding North American operating lease and retail balloon portfolios, the additional maximum amount that could be paid by GM under the residual support programs is approximately $1.1 billion and would be paid only in the unlikely event that the proceeds from the entire portfolio of lease assets were lower than both the contractual residual value and our standard residual rates.

Based on the December 31, 2009, outstanding North American operating lease portfolio, the maximum amount that could be paid under the risk-sharing arrangements is approximately $1.3 billion and would be paid only in the unlikely event that the proceeds from all outstanding lease vehicles were lower than our standard residual rates and no higher than the contractual risk-sharing floor.

Retail and lease contracts acquired by us that included rate and residual subvention from GM, payable directly or indirectly to GM dealers as a percent of total new retail and lease contracts acquired, were as follows:

December 31,	2009	2008
GM and affiliates subvented contracts acquired
North American operations	69%	79%
International operations	52%	40%

Distribution of Operating Lease Assets

In connection with the Sale Transactions, we transferred to GM certain U.S. lease assets, related secured debt, and other assets, respectively. We retained an investment in a note, which had a balance on December 31, 2009, of $19.7 million and was secured by the lease assets distributed to GM. We continue to service the assets and related secured debt on behalf of GM and receive a fee for this service. As required for other securitization transactions, we are obligated as servicer to repurchase

Notes to Consolidated Financial Statements

GMAC Inc. • Form 10-K

any lease asset that is in breach of any of the covenants of the securitization documents. In addition, in a number of the transactions securitizing the lease assets transferred to GM, the trusts issued one or more series of floating-rate debt obligations and entered into primary derivative transactions to remove the market risk associated with funding the fixed payment lease assets with floating interest rate debt. To facilitate these securitization transactions, we entered into secondary derivative transactions with the primary derivative counterparties essentially offsetting the primary derivatives. As part of the distribution, GM assumed the rights and obligations of the primary derivatives whereas we retained the secondary, leaving both companies exposed to market value movements of their respective derivatives. GMAC and GM have subsequently entered into derivative transactions with each other intended to offset the exposure each party has to its component of the primary and secondary derivatives.

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

Effective December 29, 2008, and in connection with the approval of GMAC’s application to become a bank holding company, GM and GMAC modified certain terms and conditions of the Financing Services Agreement. Certain of these amendments include the following : (1) for a two-year period, GM can offer retail financing incentive programs through a third-party financing source under certain specified circumstances and, in some cases, subject to the limitation that pricing offered by such third party meets certain restrictions, and after such two-year period GM can offer any such incentive programs on a graduated basis through third parties on nonexclusive, side-by-side basis with GMAC, provided that pricing of such third parties meets certain requirements; (2) GMAC will have no obligation to provide operating lease products; and (3) GMAC will have no targets against which it could be assessed penalties. After December 31, 2013, GM will have the right to offer retail financing incentive programs through any third-party financing source, including GMAC, without any restrictions or limitations. A primary objective of the Financing Services Agreement continues to be supporting distribution and marketing of GM products.

GM Call Option

In connection with the Sale Transactions, GM retained an option to repurchase certain assets from us related to the Automotive Finance operations of our North American operations and our International operations. In connection with approval of our application to become a bank holding company, the option was terminated effective December 29, 2008, and GM waived all its rights related to the option and released us from all obligations related to the option.

Royalty Agreement

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

Notes to Consolidated Financial Statements

GMAC Inc. • Form 10-K

GM also provides payment guarantees on certain commercial assets we have outstanding with certain third-party customers. As of December 31, 2009 and 2008, commercial obligations guaranteed by GM were $68 million and $88 million, respectively. Additionally, GM is bound by repurchase obligations to repurchase new vehicle inventory under certain circumstances, such as dealer franchise termination. We also have a consignment arrangement with GM for commercial inventories in Europe. As of December 31, 2009 and 2008, wholesale inventories related to this arrangement were $12 million and $141 million, respectively, and are reflected in other assets on the Consolidated Balance Sheet.

26. Comprehensive Income (Loss)

Comprehensive income is composed of net income and other comprehensive income (loss), which includes the after-tax change in unrealized gains and losses on available-for-sale securities, foreign currency translation adjustments, cash flow hedging activities, and the recognition of defined benefit pension plan overfunded/underfunded positions. The following table presents the components and annual activity in other comprehensive income (loss):

($ in millions)	Unrealized gains (losses) on investments (a)	Translation adjustments (b)	Cash flow hedges	Defined benefit pension plans over/(under) funded	Accumulated other comprehensive income (loss)
Balance at December 31, 2006	$106	$362	$17	$—	$485
2007 net change	(14)	490	(26)	17	467

Balance at December 31, 2007	92	852	(9)	17	952
2008 net change	(164)	(1,020)	(19)	(138)	(1,341)

Balance at December 31, 2008	(72)	(168)	(28)	(121)	(389)
2009 net change	223	601	1	24	849

Balance at December 31, 2009	$151	$433	$(27)	$(97)	$460

(a)	Primarily represents the after-tax difference between the fair value and amortized cost of our available-for-sale securities portfolio.
(b)	Includes after-tax gains and losses on foreign currency translation from operations for which the functional currency is other than the U.S. dollar. Net change amounts are net of tax benefit of $10 million, tax benefit of $61 million, and tax expense of $11 million for the years ended December 31, 2009, 2008, and 2007, respectively.

The net changes in the following table represent the sum of net unrealized gains (losses) of investments and net unrealized gains (losses) on cash flow hedges with the respective reclassification adjustments. Reclassification adjustments are amounts recognized in net income during the current year and that were reported in other comprehensive income (loss) in previous years.

Year ended December 31, ($ in millions)	2009	2008	2007
Investments (a):
Net unrealized gains (losses) arising during the period, net of taxes (b)	$115	$(255)	$(1)
Reclassification adjustment for net losses (gains) included in net income, net of taxes (c)	108	91	(13)

Net change	223	(164)	(14)

Cash flow hedges:
Net unrealized losses on cash flow hedges, net of taxes (d)	—	(24)	(71)
Reclassification adjustment for net losses (gains) included in net income, net of taxes (e)	1	5	45

Net change	$1	$(19)	$(26)

(a)	Represents our available-for-sale securities and certain interests retained in securitization trusts.
(b)	Net of tax expense of $75 million for 2009, tax benefit of $153 million for 2008, and tax expense of $24 million for 2007.
(c)	Net of tax expense of $58 million for 2009, tax expense of $49 million for 2008, and tax expense of $8 million for 2007.
(d)	Net of tax benefit of $13 million for 2009 and tax benefit of $12 million for 2007. There was no tax impact for 2008.
(e)	Net of tax benefit of $12 million for 2007. There was no tax impact for 2009 or 2008.

Notes to Consolidated Financial Statements

GMAC Inc. • Form 10-K

27. Fair Value

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

A three-level hierarchy is to be used when measuring and disclosing fair value. An instrument’s categorization within the fair value hierarchy is based on the lowest level of significant input to its valuation. The following is a description of the three hierarchy levels:

Level 1	Inputs are quoted prices in active markets for identical assets or liabilities as of the measurement date. Additionally, the entity must have the ability to access the active market, and the quoted prices cannot be adjusted by the entity.

Level 2	Inputs are other than quoted prices included within Level 1 that are observable for the asset or liability either directly or indirectly. Level 2 inputs include quoted prices in active markets for similar assets or liabilities; quoted prices in inactive markets for identical or similar assets or liabilities; or inputs that are observable or can be corroborated by observable market data by correlation or other means for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs are supported by little or no market activity. The unobservable inputs represent management’s best assumptions of how market participants would price the assets or liabilities. Generally, Level 3 assets and liabilities are valued using pricing models, discounted cash flow methodologies, or similar techniques that required significant judgment or estimation.

Following are descriptions of the valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models, and significant assumptions utilized.

•

Trading securities — Trading securities are recorded at fair value and may be asset-backed or asset-related securities (including senior and subordinated interests), principal-only, or residual interests and may be investment grade, noninvestment grade, or unrated securities. We base our valuation of trading securities on observable market prices when available; however, observable market prices are not available for a significant portion of these assets due to illiquidity in the markets. When observable market prices are not available, valuations are primarily based on internally developed discounted cash flow models that use assumptions consistent with current market conditions. The valuation considers recent market transactions, experience with similar securities, current business conditions, and analysis of the underlying collateral, as available. In order to estimate cash flows, we utilize various significant assumptions including market observable inputs (e.g., forward interest rates) and internally developed inputs (e.g., prepayment speeds, delinquency levels, and credit losses). We classified 94% and 60% of the trading securities reported at fair value as Level 3 at December 31, 2009 and 2008, respectively. Trading securities account for 2% and 4% of all assets reported at fair value at December 31, 2009 and 2008, respectively.

Notes to Consolidated Financial Statements

GMAC Inc. • Form 10-K

•

Available-for-sale securities — Available-for-sale securities are carried at fair value primarily based on observable market prices. If observable market prices are not available, our valuations are based on internally developed discounted cash flow models that use a market-based discount rate and consider recent market transactions, experience of similar securities, current business conditions, and analysis of the underlying collateral, as available. To estimate cash flows, we are required to utilize various significant assumptions including market observable inputs (e.g., forward interest rates) and internally developed inputs (including prepayment speeds, delinquency levels, and credit losses). We classified less than 1% and 10% of the available-for-sale reported at fair value as Level 3 at December 31, 2009 and 2008, respectively. Available-for-sale securities account for 37% and 22% of all assets reported at fair value at December 31, 2009 and 2008, respectively.

•

Loans held-for-sale — We elected the fair value option for certain mortgage loans held-for-sale. The loans elected were government and agency eligible residential loans funded after July 31, 2009. These loans are presented in the table of recurring fair value measurements. Refer to the section within this Note titled Fair Value Option of Financial Assets and Financial Liabilities for additional information. The loans not elected under the fair value option are accounted for at the lower of cost or fair value. We classified 49% and 63% of the loans held-for-sale at fair value as Level 3 at December 31, 2009 and 2008, respectively. Loans held-for-sale account for 32% and 9% of all assets reported at fair value at December 31, 2009 and 2008, respectively.

Approximately 4% and 6% of the total loans held-for-sale carried at fair value are automotive loans at December 31, 2009 and 2008, respectively. These automotive loans are presented in the nonrecurring fair value measurement table. We based our valuation of automotive loans held-for-sale on internally developed discounted cash flow models or terms established under fixed-pricing forward flow agreements and classified all these loans as Level 3. These valuation models estimate the exit price we expect to receive in the loan’s principal market, which depending upon characteristics of the loans may be the whole-loan market, the securitization market, or committed prices contained in forward flow agreements. Although we utilize and give priority to market observable inputs, such as interest rates and market spreads within these models, we are typically required to utilize internal inputs, such as prepayment speeds, credit losses, and discount rates. While numerous controls exist to calibrate, corroborate, and validate these internal inputs, these internal inputs require the use of judgment and can have a significant impact on the determination of the loan’s value. Accordingly, we classified all automotive loans held-for-sale as Level 3.

Approximately 96% and 94% of the total loans held-for-sale carried at fair value are mortgage loans at December 31, 2009 and 2008, respectively. The increase was primarily due to strategic actions taken to sell certain legacy mortgage assets during the three months ended December 31, 2009, resulting in the reclassification of those assets from held-for-investment to held-for-sale. We originate or purchase mortgage loans in the United States that we intend to sell to Fannie Mae, Freddie Mac, and Ginnie Mae (collectively, the Agencies). Additionally, we originate or purchase mortgage loans both domestically and internationally that we intend to sell into the secondary markets through whole-loan sales or securitizations, although this activity was substantially curtailed beginning in 2008.

Mortgage loans held-for-sale are typically pooled together and sold into certain exit markets depending upon underlying attributes of the loan, such as agency eligibility (domestic only), product type, interest rate, and credit quality. Two valuation methodologies are used to determine the fair value of loans held-for-sale. The methodology used depends on the exit market as described below.

Loans valued using observable market prices for identical or similar assets — This includes all domestic loans that can be sold to the Agencies, which are valued predominantly by published forward agency prices. This will also include all nonagency domestic loans or international loans where recently negotiated market prices for the loan pool exist with a counterparty (which approximates fair value) or quoted market prices for similar loans are available. As these valuations are derived from quoted market prices, we classify these valuations as Level 2 in the fair value disclosures. As of December 31, 2009 and 2008, 52% and 40%, respectively, of the mortgage loans held-for-sale currently being carried at fair value are classified as Level 2. Due to the current illiquidity of the mortgage market, it may be necessary to look for alternative sources of value, including the whole-loan purchase market for similar loans and place more reliance on the valuations using internal models.

Notes to Consolidated Financial Statements

GMAC Inc. • Form 10-K

Loans valued using internal models — To the extent observable market prices are not available, we will determine the fair value of loans held-for-sale using internally developed valuation models. These valuation models estimate the exit price we expect to receive in the loan’s principal market, which depending upon characteristics of the loan may be the whole-loan or securitization market. Although we utilize and give priority to market observable inputs such as interest rates and market spreads within these models, we are typically required to utilize internal inputs, such as prepayment speeds, credit losses, and discount rates. While numerous controls exist to calibrate, corroborate, and validate these internal inputs, the generation of these internal inputs requires the use of judgment and can have a significant impact on the determination of the loan’s fair value. Accordingly, we classify these valuations as Level 3 in the fair value disclosures. As of December 31, 2009 and 2008, 48% and 60%, respectively, of the mortgage loans held-for-sale currently being carried at fair value are classified as Level 3.

Due to limited sales activity and periodically unobservable prices in certain markets, certain loans held-for-sale may transfer between Level 2 and Level 3 in future periods.

•

Consumer finance receivables and loans, net of unearned income — We elected the fair value option for certain mortgage loans held-for-investment. The elected loans collateralized on-balance sheet securitization debt in which we estimated credit reserves pertaining to securitized assets that could have, or already had, exceeded our economic exposure. The elected loans represent a portion of the consumer finance receivable and loans on the Consolidated Balance Sheet. The balance that was not elected was reported on the balance sheet at the principal amount outstanding, net of charge-offs, allowance for loan losses, and premiums or discounts.

The mortgage loans held-for-investment that collateralized securitization debt are legally isolated from us and are beyond the reach of our creditors. The loans are measured at fair value using a portfolio approach or an in-use premise. Values of loans held on an in-use basis may differ considerably from loans held-for-sale that can be sold in the whole-loan market. This difference arises primarily due to the liquidity of the asset- and mortgage-backed securitization market and is evident in the fact that spreads applied to lower rated asset- and mortgage-backed securities are considerably wider than spreads observed on senior bonds classes and in the whole-loan market. The objective in fair valuing the loans and related securitization debt is to account properly for our retained economic interest in the securitizations. As a result of reduced liquidity in capital markets, values of both these loans and the securitized bonds are expected to be volatile. Since this approach involves the use of significant unobservable inputs, we classified all the mortgage loans held-for-investment elected under the fair value option as Level 3, as of December 31, 2009 and 2008. Consumer finance receivables and loans account for 4% and 7% of all assets reported at fair value at December 31, 2009 and 2008, respectively. Refer to the section within this note titled Fair Value Option of Financial Assets and Financial Liabilities for additional information.

•

Commercial finance receivables and loans, net of unearned income — We evaluate our commercial finance receivables and loans, net of unearned income, for impairment. We generally base the evaluation on the fair value of the underlying collateral supporting the loans when expected to be the sole source or repayment. When the carrying value exceeds the fair value of the collateral, an impairment loss is recognized and reflected as a nonrecurring fair value measurement. As of December 31, 2009 and 2008, we classified 94% and 73% of the impaired commercial finance receivables and loans as Level 3, respectively. Commercial finance receivables and loans accounted for 4% and 8% of all assets reported at fair value at December 30, 2009 and 2008, respectively.

•

Mortgage servicing rights — We typically retain MSRs when we sell assets into the secondary market, MSRs do not trade in an active market with observable prices; therefore, we use internally developed cash flow models to estimate the fair value of MSRs. These internal valuation models estimate net cash flows based on internal operating assumptions that we believe would be used by market participants combined with market-based assumptions for loan prepayment rates, interest rates, and discount rates that we believe approximate yields required by investors in this asset. Cash flows primarily include servicing fees, float income, and late fees in each case less operating costs to service the loans. The estimated cash flows are discounted using an option-adjusted spread-derived discount rate. All MSRs are classified as Level 3 at December 31, 2009 and 2008. MSRs account for 10% of all assets reported at fair value at December 31, 2009 and 2008.

Notes to Consolidated Financial Statements

GMAC Inc. • Form 10-K

•

Interest retained in securitization trusts — Interests retained in securitization trusts are carried at fair value. Due to current inactivity in the market, valuations are based on internally developed discounted cash flow models that use a market-based discount rate. The valuation considers recent market transactions, experience with similar assets, current business conditions, and analysis of the underlying collateral, as available. To estimate cash flows, we utilize various significant assumptions, including market observable inputs (e.g., forward interest rates) and internally developed inputs (e.g., prepayment speeds, delinquency levels, and credit losses). All interests retained in securitization trusts were classified as Level 3 at December 31, 2009 and 2008. Interests retained in securitization trusts accounted for less than 1% and 3% of all assets reported at fair value at December 31, 2009 and 2008, respectively.

•

Derivative instruments — We manage risk through our balance of loan production and servicing businesses while using portfolios of financial instruments (including derivatives) to manage risk related specifically to the value of loans held-for-sale, loans held-for-investment, MSRs, foreign currency debt; and we enter into interest rate swaps to facilitate transactions where the underlying receivables are sold to a nonconsolidated QSPE. During the twelve months ended December 31, 2009, we recorded net economic hedge losses of $390 million. During the twelve months ended December 31, 2008, we recorded net economic hedge gains of $1.2 billion. Refer to Note 21 for additional information regarding changes in the fair value of economic hedges.

We enter into a variety of derivative financial instruments as part of our hedging strategies. Certain of these derivatives are exchange traded, such as Eurodollar futures, or traded within highly active dealer markets, such as agency to-be-announced securities. To determine the fair value of these instruments, we utilize the exchange price or dealer market price for the particular derivative contract; therefore, we classified these contracts as Level 1. We classified 7% of the derivative assets and 9% of the derivative liabilities reported at fair value as Level 1 at December 31, 2009. We classified less than 1% of the derivative assets and 3% of the derivative liabilities at fair value as Level 1 at December 31, 2008.

We also execute over-the-counter derivative contracts, such as interest rate swaps, floors, caps, corridors, and swaptions. We utilize third-party-developed valuation models that are widely accepted in the market to value these over-the-counter derivative contracts. The specific terms of the contract and market observable inputs (such as interest rate forward curves and interpolated volatility assumptions) are entered into the model. We classified these over-the-counter derivative contracts as Level 2 because all significant inputs into these models were market observable. We classified 77% of the derivative assets and 73% of the derivative liabilities reported at fair value as Level 2 at December 31, 2009. We classified 69% of the derivative assets and 44% of the derivative liabilities reported at fair value as Level 2 at December 31, 2008.

We also hold certain derivative contracts that are structured specifically to meet a particular hedging objective. These derivative contracts often are utilized to hedge risks inherent within certain on-balance sheet securitizations. To hedge risks on particular bond classes or securitization collateral, the derivative’s notional amount is often indexed to the hedged item. As a result, we typically are required to use internally developed prepayment assumptions as an input into the model to forecast future notional amounts on these structured derivative contracts. Accordingly, we classified these derivative contracts as Level 3. We classified 16% of the derivative assets and 18% of the derivative liabilities reported at fair value as Level 3 at December 31, 2009. We classified 31% of the derivative assets and 53% of the derivative liabilities reported at fair value as Level 3 at December 31, 2008.

We are required to consider all aspects of nonperformance risk, including our own credit standing, when measuring fair value of a liability. We consider our credit risk and the credit risk of our counterparties in the valuation of derivative instruments through a credit valuation adjustment (CVA). The CVA calculation utilizes our credit default swap spreads and the spreads of the counterparty. The CVA calculates the probable or potential future exposure on the derivative under different interest and currency exchange rate environments using simulation tool. For each simulation, a CVA is calculated using either our credit default spread or the default spread of the counterparty and, in both cases, the potential exposure of the simulation.

Notes to Consolidated Financial Statements

GMAC Inc. • Form 10-K

Derivative assets accounted for 8% and 17% of all assets reported at fair value at December 31, 2009 and 2008, respectively. Derivative liabilities accounted for 59% and 58% of all liabilities reported at fair value at December 31, 2009 and 2008, respectively.

•

Derivative collateral placed with counterparties — Collateral in the form of investment securities are primarily carried at fair value using quoted prices in active markets for similar assets. We classified 96% of securities posted as collateral as Level 1 at December 31, 2009. Securities posted as collateral accounted for 2% of all assets reported at fair value at December 31, 2009.

•

Repossessed and foreclosed assets — Foreclosed on or repossessed assets resulting from loan defaults are carried at the lower of either cost or fair value less costs to sell and are included in other assets on the Consolidated Balance Sheet. The fair value disclosures include only assets carried at fair value less costs to sell.

The majority of assets acquired due to default are foreclosed assets. We revalue foreclosed assets on a periodic basis. We classified properties that are valued by independent third-party appraisals less costs to sell as Level 2. When third-party appraisals are not obtained, valuations are typically obtained from third-party broker price opinion; however, depending on the circumstances, the property list price or other sales price information may be used in lieu of a broker price opinion. Based on historical experience, we adjust these values downward to take into account damage and other factors that typically cause the actual liquidation value of foreclosed properties to be less than broker price opinion or other price sources. This valuation adjustment is necessary to ensure the valuation ascribed to these assets considers unique factors and circumstances surrounding the foreclosed asset. As a result of applying internally developed adjustments to the third-party-provided valuation of the foreclosed property, we classified these assets as Level 3 in the fair value disclosures. As of December 31, 2009, 51% and 49% of foreclosed and repossessed properties carried at fair value less costs to sell were classified as Level 2 and Level 3, respectively. As of December 31, 2008, 38% and 62% of foreclosed and repossessed properties carried at fair value less costs to sell were classified as Level 2 and Level 3, respectively. Repossessed and foreclosed assets accounted for less than 1% and 2% of all assets reported at fair value at December 31, 2009 and 2008, respectively.

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

We value securitization debt that was elected pursuant to the fair value option and any economically retained positions using market observable prices whenever possible. The securitization debt is principally in the form of asset- and mortgage-backed securities collateralized by the underlying mortgage loans held-for-investment. Due to the attributes of the underlying collateral and current market conditions, observable prices for these instruments are typically not available. In these situations, we consider observed transactions as Level 2 inputs in our discounted cash flow models. Additionally, the discounted cash flow models utilize other market observable inputs, such as interest rates, and internally derived inputs including prepayment speeds, credit losses, and discount rates. Fair value option elected financing securitization debt is classified as Level 3 as a result of the reliance on significant assumptions and estimates for model inputs. On-balance sheet securitization debt accounted for 41% and 42% of all liabilities reported at fair value at December 31, 2009 and 2008, respectively. As a result of reduced liquidity in capital markets, values of both the elected loans and the securitized debt are expected to be volatile. Refer to the section within this note titled Fair Value Option for Financial Assets and Financial Liabilities for a complete description of these securitizations.

Notes to Consolidated Financial Statements

GMAC Inc. • Form 10-K

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

	Recurring fair value measurements
December 31, 2009 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Trading securities
Mortgage-backed
Residential	$—	$44	$99	$143
Asset-backed	—	—	596	596

Total trading securities	—	44	695	739
Investment securities
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	1,989	1,521	—	3,510
States and political subdivisions	—	811	—	811
Foreign government	911	262	—	1,173
Mortgage-backed
Residential	—	3,455	6	3,461
Asset-backed	—	985	20	1,005
Corporate debt securities	2	1,471	—	1,473
Other	47	—	—	47

Total debt securities	2,949	8,505	26	11,480
Equity securities	671	4	—	675

Total available-for-sale securities	3,620	8,509	26	12,155
Loans held-for-sale (a)	—	5,545	—	5,545
Consumer finance receivables and loans, net of unearned income (a)	—	—	1,303	1,303
Mortgage servicing rights	—	—	3,554	3,554
Other assets
Cash reserve deposits held-for-securitization trusts	—	—	31	31
Interests retained in securitization trusts	—	—	471	471
Derivative assets, net (b)	12	644	103	759
Derivative collateral placed with counterparties	808	37	—	845

Total assets	$4,440	$14,779	$6,183	$25,402

Liabilities
Secured debt
On-balance sheet securitization debt (a)	$—	$—	$(1,294)	$(1,294)

Total liabilities	$—	$—	$(1,294)	$(1,294)

(a)	Carried at fair value due to fair value option election.
(b)	At December 31, 2009, derivative assets within Level 1, Level 2, and Level 3 were $184 million, $2.0 billion, and $435 million, respectively. Additionally, derivative liabilities within Level 1, Level 2, and Level 3 were $172 million, $1.4 billion, and $332 million, respectively.

Notes to Consolidated Financial Statements

GMAC Inc. • Form 10-K

	Recurring fair value measurements
December 31, 2008 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Trading securities	$1	$486	$720	$1,207
Investment securities
Available-for-sale securities	1,736	3,867	631	6,234
Consumer finance receivables and loans, net of unearned income (a)	—	—	1,861	1,861
Mortgage servicing rights	—	—	2,848	2,848
Other assets
Cash reserve deposits held-for-securitization trusts	—	—	41	41
Interests retained in securitization trusts	—	—	1,001	1,001
Derivative (liabilities) assets, net (b)	(51)	2,263	149	2,361

Total assets	$1,686	$6,616	$7,251	$15,553

Liabilities
Secured debt
On-balance sheet securitization debt (a)	$—	$—	$(1,899)	$(1,899)

Total liabilities	$—	$—	$(1,899)	$(1,899)

(a)	Carried at fair value due to fair value option election.
(b)	At December 31, 2008, derivative assets within Level 1, Level 2, and Level 3 were $21 million, $3.4 billion, and $1.5 billion, respectively. Additionally, derivative liabilities within Level 1, Level 2, and Level 3 were $72 million, $1.1 billion, and $1.4 billion, respectively.

Notes to Consolidated Financial Statements

GMAC Inc. • Form 10-K

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

	Level 3 recurring fair value measurements
	Fair value as of January 1, 2009	Net realized/ unrealized gains (losses)			Purchases, issuances, and settlements, net	Net transfers into/ (out of) Level 3	Fair value as of December 31, 2009	Net unrealized (losses) gains included in earnings still held as of December 31, 2009
($ in millions)		Included in earnings		Included in other comprehensive income (a)
Assets
Trading securities
Mortgage-backed
Residential	$211	$(42	) (b)	$—	$(89)	$19	$99	$33	(b)
Asset-backed	509	165	(b)	13	(91)	—	596	166	(b)

Total trading securities	720	123		13	(180)	19	695	199
Investment securities
Available-for-sale securities
Debt securities
Mortgage-backed
Residential	2	—		(4)	—	8	6	—
Asset-backed	607	6	(b)	5	(598)	—	20	—

Total debt securities	609	6		1	(598)	8	26	—
Equity securities	22	—		1	—	(23)	—	—

Total available-for-sale securities	631	6		2	(598)	(15)	26	—
Consumer finance receivables and loans, net of unearned income (c)	1,861	941	(d)	—	(1,499)	—	1,303	480	(d)
Mortgage servicing rights	2,848	(122	) (e)	—	828	—	3,554	(110	) (e)
Other assets
Cash reserve deposits held-for-securitization trusts	41	2	(f)	—	(12)	—	31	3	(f)
Interests retained in securitization trusts	1,001	(14	) (f)	3	(519)	—	471	(10	) (f)
Fair value of derivative contracts in receivable (liability) position, net	149	324	(g)	(5)	(510)	145	103	917	(g)

Total assets	$7,251	$1,260		$13	$(2,490)	$149	$6,183	$1,479

Liabilities
Secured debt
On-balance sheet securitization debt (c)	$(1,899)	$(875	) (h)	$—	$1,480	$—	$(1,294)	$(445	) (h)

Total liabilities	$(1,899)	$(875)		$—	$1,480	$—	$(1,294)	$(445)

(a)	Includes foreign currency translation adjustments, if any.
(b)	The fair value adjustment is reported as other gain (loss) on investments, net, and the related interest is reported as interests and dividends on investment securities in the Consolidated Statement of Income.
(c)	Carried at fair value due to fair value option elections.
(d)	The fair value adjustment is reported as other income, net of losses, and the related interest is reported as consumer financing revenue in the Consolidated Statement of Income.
(e)	Fair value adjustment reported as servicing asset valuation and hedge activities, net, in the Consolidated Statement of Income.
(f)	Reported as other income, net of losses, on investments, net, in the Consolidated Statement of Income.
(g)	Refer to Note 21 for information related to the location of the gains and losses on derivative instruments in the Consolidated Statement of Income.
(h)	Fair value adjustment is reported as other income, net of losses, and the related interest is reported within total interest expense in the Consolidated Statement of Income.

Notes to Consolidated Financial Statements

GMAC Inc. • Form 10-K

	Level 3 recurring fair value measurements
	Fair value as of January 1, 2008	Net realized/ unrealized gains (losses)			Purchases, issuances, and settlements, net	Net transfers into Level 3	Fair value as of December 31, 2008	Net unrealized (losses) gains included in earnings still held as of December 31, 2008
($ in millions)		Included in earnings		Included in other comprehensive income (a)
Assets
Trading securities	$1,642	$(767	) (b)	$(16)	$(139)	$—	$720	$(325	) (b)
Investment securities
Available-for-sale securities	868	(26)		(8)	(203)	—	631	(1	) (b)
Consumer finance receivables and loans, net of unearned income (c)	6,684	(2,391	) (d)	—	(2,432)	—	1,861	(3,467	) (d)
Mortgage servicing rights	4,713	(2,333	) (e)	—	468	—	2,848	(2,250	) (e)
Other assets
Cash reserve deposits held-for-securitization trusts	141	(21	) (f)	(7)	(72)	—	41	(296	) (f)
Interests retained in securitization trusts	1,465	(196	) (f)	8	(276)	—	1,001	(499	) (f)
Fair value of derivative contracts in (liability) receivable position, net	(46)	539	(g)	22	(368)	2	149	767	(g)

Total assets	$15,467	$(5,195)		$(1)	$(3,022)	$2	$7,251	$(6,071)

Liabilities
Secured debt
On-balance sheet securitization debt (c)	$(6,734)	$2,478	(h)	$—	$2,357	$—	$(1,899)	$2,916	(h)
Collateralized debt obligations (c)	(351)	101	(i)	—	250	—	—	111	(i)

Total liabilities	$(7,085)	$2,579		$—	$2,607	$—	$(1,899)	$3,027

(a)	Includes foreign currency translation adjustments, if any.
(b)	The fair value adjustment is reported as other gain (loss) on investments, net, and the related interest is reported as consumer interest and dividends on investment securities in the Consolidated Statement of Income.
(c)	Carried at fair value due to fair value option election.
(d)	The fair value adjustment is reported as other income, net of losses, and the related interest is reported as consumer financing revenue in the Consolidated Statement of Income.
(e)	Fair value adjustment reported as servicing asset valuation and hedge activities, net, in the Consolidated Statement of Income.
(f)	Reported as other income, net of losses, in the Consolidated Statement of Income.
(g)	Refer to Note 21 for information related to the location of the gains and losses on derivative instruments in the Consolidated Statement of Income
(h)	Fair value adjustment is reported as other income, net of losses, and the related interest is reported as total interest expense in the Consolidated Statement of Income.
(i)	Reported as other gain (loss) on investments, net, and the related interest is reported as total interest expense in the Consolidated Statement of Income.

Notes to Consolidated Financial Statements

GMAC Inc. • Form 10-K

Nonrecurring Fair Value

We may be required to measure certain assets and liabilities at fair value from time to time. These periodic fair value measures typically result from the application of lower of cost or fair value accounting or certain impairment measures under GAAP. These items would constitute nonrecurring fair value measures.

The following tables display the assets and liabilities measured at fair value on a nonrecurring basis.

	Nonrecurring fair value measurements				Lower of cost or fair value or valuation reserve allowance	Total gains (losses) included in earnings for the year ended
December 31, 2009 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets (a)
Loans held-for-sale (b)	$—	$31	$5,453	$5,484	$(227)	n/m	(c)
Commercial finance receivables and loans, net of unearned income (d)	—	85	1,443	1,528	(770)	$(87	) (e)
Other assets
Real estate and other investments (f)	—	49	65	114	n/m (g)	(226)
Repossessed and foreclosed assets, net (h)	—	111	108	219	(104)	n/m	(c)
Goodwill (i)	—	—	—	—	n/m (g)	(607)

Total assets	$—	$276	$7,069	$7,345	$(1,101)	$(920)

n/m = not meaningful

(a)	Refer to Note 2 for the nonrecurring fair value measurements recognized on our discontinued and held-for-sale operations. The measurements were recognized to present these operations at the lower of cost or fair value less costs to sell.
(b)	Represents assets held-for-sale that are required to be measured at the lower of cost or fair value. The table above includes only assets with fair value below cost as of December 31, 2009. The related valuation allowance represents the cumulative adjustment to fair value of those specific assets. Refer to Note 8 for information related to the fair value measurement recognized on certain mortgage loans reclassified to held-for-sale on our Consolidated Balance Sheet during the year ended December 31, 2009.
(c)	We consider the applicable valuation or loan loss allowance to be the most relevant indicator of the impact on earnings caused by the fair value measurement. Accordingly, the table above excludes total gains and losses included in earnings for these items. The carrying values are inclusive of the respective valuation or loan loss allowance.
(d)	Represents the portion of the commercial portfolio impaired as of December 31, 2009. The related credit allowance represents the cumulative adjustment to fair value of those specific receivables.
(e)	Represents losses recognized on the impairment of our resort finance business, which provided debt capital to resort and timeshare developers.
(f)	Represents assets impaired as of December 31, 2009. The total loss included in earnings represents adjustments to the fair value of the portfolio based on actual sales during the year ended December 31, 2009.
(g)	The total loss included in earnings is the most relevant indicator of the impact on earnings.
(h)	The allowance provided for repossessed and foreclosed assets represents any cumulative valuation adjustment recognized to adjust the assets to fair value less costs to sell.
(i)	Represents goodwill impaired as of December 31, 2009. The impairment related to a reporting unit within our Insurance operations. As of December 31, 2009, these losses were classified with income (loss) from discontinued operations, net of tax, on the Consolidated Statement of Income. Refer to Note 14 for additional goodwill information.

Notes to Consolidated Financial Statements

GMAC Inc. • Form 10-K

	Nonrecurring fair value measurements				Lower of cost or fair value allowance or valuation reserve	Total losses included in earnings for the year ended
December 31, 2008 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Loans held-for-sale (a)	$—	$925	$1,550	$2,475	$(917)	(b)
Commercial finance receivables and loans, net of unearned income (c)	—	566	1,511	2,077	(703)	(b)
Investment in operating leases, net (d)	—	—	4,730	4,730	(e)	$(1,234)
Other assets
Real estate and other investments (d)	—	81	—	81	(e)	(54)
Repossessed and foreclosed assets, net (f)	—	250	405	655	(256)	(b)
Goodwill (g)	—	—	—	—	(e)	(16)
Investment in used vehicles held-for-sale (a)	—	—	461	461	(86)	(b)

Total assets	$—	$1,822	$8,657	$10,479	$(1,962)	$(1,304)

n/m = not meaningful

(a)	Represents assets held-for-sale that are required to be measured at the lower of cost or fair value. The table above includes only assets with fair values below cost as of December 31, 2008. The related valuation allowance represents the cumulative adjustment to fair value of those specific assets.
(b)	We consider the applicable valuation or loan loss allowance to be the most relevant indicator of the impact on earnings caused by the fair value measurement. Accordingly, the table above excludes total gains and losses included in earnings for these items. The carrying values are inclusive of the respective valuation or loan loss allowance.
(c)	Represents the portion of the commercial portfolio impaired as of December 31, 2008. The related credit allowance represents the cumulative adjustment to fair value of those specific receivables. Refer to Note 1 for additional information related to impaired loans.
(d)	Represents assets impaired as of December 31, 2008. The total loss included in earnings represents adjustments to the fair value of the portfolio based on actual sales during the year ended December 31, 2008.
(e)	The total loss included in earnings is the most relevant indicator of the impact on earnings.
(f)	The allowance provided for repossessed and foreclosed assets represents any cumulative valuation adjustment recognized to adjust the assets to fair value less costs to sell.
(g)	Represents goodwill impaired as of December 31, 2008. The entire goodwill balance of our North American Automotive Finance operations and our Commercial Finance Group were deemed to have a fair value of zero as of December 31, 2008.

Fair Value Option for Financial Assets and Financial Liabilities

On January 1, 2008, our Mortgage operations elected to measure at fair value certain mortgage loans held-for-investment and the related debt held in the financing securitization structures that existed. During the three months ended September 30, 2009, our Mortgage operations also elected the fair value option for government and agency-eligible residential loans held-for-sale funded after July 31, 2009. Our intent in electing fair value for these items was to mitigate a divergence between accounting losses and economic exposure for certain assets and liabilities.

A description of financial assets and liabilities elected to be measured at fair value is as follows.

•

On-balance sheet securitizations — In years prior to 2008, our Mortgage operations executed certain domestic securitizations that did not meet sale criteria. As part of these domestic on-balance sheet securitizations, we typically retained the economic residual interest in the securitization. The economic residual entitles us to excess cash flows that remain at each distribution date after absorbing any credit losses in the securitization. Because sale treatment was not achieved, the mortgage loan collateral remained on the balance sheet and was classified as consumer finance receivables and loans; the securitization’s debt was classified as secured debt; and the economic residuals were not carried on the balance sheet. After execution of the securitizations, we were required under GAAP to continue recording an allowance for loan losses on these held-for-investment loans.

As a result of market conditions and deteriorating credit performance of domestic residential mortgages, our economic exposure on certain of these domestic on-balance sheet securitizations was reduced to zero, thus indicating we expected minimal to no future cash flows to be received on the economic residual. While we no

Notes to Consolidated Financial Statements

GMAC Inc. • Form 10-K

longer were economically exposed to credit losses in the securitizations, we were required to continue recording additional allowance for loan losses on the securitization collateral as credit performance deteriorated. Further, in accordance with GAAP, we did not record any offsetting reduction in the securitization’s debt balances, even though any nonperformance of the assets would ultimately pass through as a reduction of the amount owed to the debt holders once they are contractually extinguished. As a result, we were required to record accounting losses beyond our economic exposure.

To mitigate the divergence between accounting losses and economic exposure, we elected the fair value option for a portion of the domestic on-balance sheet securitizations on January 1, 2008. In particular, we elected the fair value option for domestic on-balance sheet securitization vehicles in which we estimated that the credit reserves pertaining to securitized asset could, or already had, exceeded our economic exposure. The fair value option election was made at a securitization level; thus the election was made for both the mortgage loans held-for-investment and the related portion of on-balance sheet securitized debt for these particular securitizations.

We carry the fair value-elected loans as consumer finance receivables and loans, net of unearned income, on the Consolidated Balance Sheet. Our policy is to separately record interest income on the fair value-elected loans (unless the loans are placed on nonaccrual status), which continues to be classified as consumer financing revenue in the Consolidated Statement of Income. We classified the fair value adjustment recorded for the loans as other income, net of losses, in the Consolidated Statement of Income.

We continue to record the fair value-elected debt balances as secured debt on the Consolidated Balance Sheet. Our policy is to separately record interest expense on the fair value-elected securitization debt, which continues to be classified as interest expense in the Consolidated Statement of Income. We classified the fair value adjustment recorded for this fair value-elected debt as other income, net of losses, in the Consolidated Statement of Income.

•

Government and agency eligible loans — During the three months ended September 30, 2009, our Mortgage operations elected the fair value option for government and agency eligible residential loans held-for-sale funded after July 31, 2009. We elected the fair value option to mitigate earnings volatility by better matching the accounting for the assets with the related hedges.

Excluded from the fair value option were government and agency eligible loans funded on or prior to July 31, 2009, and those repurchased or re-recognized. The loans funded on or prior to July 31, 2009, were ineligible because the election must be made at the time of funding. Repurchased and re-recognized government and agency eligible loans were not elected because the elections will not mitigate earning volatility. We repurchase or re-recognize loans due to representation and warranty obligations or conditional repurchase options. Typically, we will be unable to resell these assets through regular channels due to characteristics of the assets. Since the fair value of these assets is influenced by factors that cannot be hedged, we did not elect the fair value option.

We carry the fair value-elected government and agency eligible loans as loans held-for-sale on the Consolidated Balance Sheet. Our policy is to separately record interest income on the fair value-elected loans (unless they are placed on nonaccrual status), which continues to be classified as loans held-for-sale revenue in the Consolidated Statement of Income. Upfront fees and costs related to the fair value-elected loans are not deferred or capitalized. The fair value adjustment recorded for these loans is classified as gain (loss) on mortgage loans, net, in the Consolidated Statement of Income. In accordance with GAAP, the fair value option election is irrevocable once the asset is funded even if it is subsequently determined that a particular loan cannot be sold under government programs or to the agencies.

Notes to Consolidated Financial Statements

GMAC Inc. • Form 10-K

The following tables summarize the fair value option election and information regarding the amounts recorded as earnings for each fair value option elected item.

	Changes included in the Statement of Income for the year ended December 31, 2009
($ in millions)	Consumer financing revenue	Loans held-for-sale revenue	Total interest expense	Gain on mortgage loans, net	Other income, net of losses	Total included in earnings	Change in fair value due to credit risk (a)
Assets
Loans held-for-sale	$—	$85	$—	$344	$—	$429	$—	(b)
Consumer finance receivables and loans, net of unearned income	508	—	—	—	433	941	(118	) (c)
Liabilities
Secured debt
On-balance sheet securitization debt	$—	$—	$(227)	$—	$(648)	$(875)	$230	(d)

Total						$495

(a)	Factors other than credit quality that impact fair value include changes in market interest rates and the illiquidity or marketability in the current marketplace. Lower levels of observable data points in illiquid markets generally result in wide bid/offer spreads.
(b)	The credit impact for loans held-for-sale is assumed to be zero because the loans are either suitable for sale or are covered by a government guarantee.
(c)	The credit impact for consumer finance receivables and loans was quantified by applying internal credit loss assumptions to cash flow models.
(d)	The credit impact for on-balance sheet securitization debt is assumed to be zero until our economic interests in a particular securitization is reduced to zero at which point the losses on the underlying collateral will be expected to be passed through to third-party bondholders. Losses allocated to third-party bondholders, including changes in the amount of loses allocated, will result in fair value changes due to credit. We also monitor credit ratings and will make credit adjustments to the extent any bond classes are downgraded by rating agencies.

	Changes included in the Statement of Income for the year ended December 31, 2008
($ in millions)	Consumer financing revenue	Total interest expense	Other gain (loss) on investments, net	Other income, net of losses	Total included in earnings	Change in fair value due to credit risk (a)
Assets
Consumer finance receivables and loans, net of unearned income	$709	$—	$—	$(3,101)	$(2,392)	$(809	) (b)
Liabilities
Secured debt
On-balance sheet securitization debt	$—	$(387)	$—	$2,865	$2,478	$618	(c)
Collateralized debt obligations	—	(10)	111	—	101	—	(d)

Total					$187

(a)	Factors other than credit quality that impact fair value include changes in market interest rates and the illiquidity or marketability in the current marketplace. Lower levels of observable data points in illiquid markets generally result in wide bid/offer spreads.
(b)	The credit impact for consumer finance receivables and loans were quantified by applying internal credit loss assumptions to cash flow models.
(c)	The credit impact for on-balance sheet securitization debt is assumed to be zero until our economic interests in a particular securitization is reduced to zero at which point the losses on the underlying collateral will be expected to be passed through to third-party bondholders. Losses allocated to third-party bondholders, including changes in the amount of losses allocated, will result in fair value changes due to credit. We also monitor credit ratings and will make credit adjustments to the extent any bond classes are downgraded by rating agencies.
(d)	The credit impact for collateralized debt obligations is assumed to be zero until our economic interests in the securitization is reduced to zero at which point the losses projected on the underlying collateral will be expected to be passed through to the securitization’s bonds. We also monitor credit ratings and will make credit adjustments to the extent any bond classes are downgraded by rating agencies.

Notes to Consolidated Financial Statements

GMAC Inc. • Form 10-K

Interest income on mortgage loans held-for-investment is measured by multiplying the unpaid principal balance on the loans by the coupon rate and the number of days of interest due. Interest expense on the on-balance sheet securitizations is measured by multiplying bond principal by the coupon rate and the number of days of interest due to the investor.

The following tables provide the aggregate fair value and the aggregate unpaid principal balance for the fair value option-elected loans and long-term debt instruments.

December 31, 2009 ($ in millions)	Unpaid principal balance	Premium/ (discount)		Loan advances/ other		Accrued interest		Fair value allowance		Fair value
Assets
Loans held-for-sale
Total loans	$5,427	$94		$—		$6		$19		$5,546
Nonaccrual loans	3	—		—		—		—		3
Loans 90+ days past due (a)	—	—		—		—		—		—
Consumer finance receivables and loans, net of unearned income
Total loans	7,180	—		(147)		59		(5,789)		1,303
Nonaccrual loans	2,343		(b)		(b)		(b)		(b)		(b)
Loans 90+ days past due (a)	1,434		(b)		(b)		(b)		(b)		(b)
Liabilities
Secured debt
On-balance sheet securitization debt	$(7,166)	$—		$—		$(15)		$5,888		$(1,293)

(a)	Loans 90+ days past due are also presented within the nonaccrual loan balance and within the total loan balance.
(b)	The fair value of loans held-for-investment is calculated on a pooled basis, which does not allow us to reliably estimate the fair value of loans 90+ days past due or nonaccrual loans. As a result, the fair value of these loans is not included in the table above. Unpaid principal balances were provided to allow assessment of the materiality of loans 90+ days past due and nonaccrual loans relative to total loans. For further discussion regarding the pooled basis, refer to the previous section of this note titled, Consumer finance receivables, net of unearned income.

December 31, 2008 ($ in millions)	Unpaid principal balance	Loan advances/ other	Accrued interest		Fair value allowance		Fair value
Assets
Consumer finance receivables and loans, net of unearned income
Total loans	$8,735	$(135)	$90		$(6,829)		$1,861
Nonaccrual loans	1,695	(a)		(a)		(a)		(a)
Loans 90+ days past due (b)	1,204	(a)		(a)		(a)		(a)
Liabilities
Secured debt
On-balance sheet securitization debt	$(8,414)	$(2)	$(18)		$6,535		$(1,899)

(a)	The fair value of loans held-for-sale is calculated on a pooled basis, which does not allow us to reliably estimate the fair value of loans 90+ days past due or nonaccrual loans. As a result, the fair value of these loans is not included in the table above. Unpaid principal balances were provided to allow assessment of the materiality of loans 90+ days past due and nonaccrual loans relative to total loans. For further discussion regarding the pooled basis, refer to the previous section of this note titled, Consumer finance receivables, net of unearned income.
(b)	Loans 90+ days past due are also presented within the nonaccrual loan balance and within the total loan balance.

Fair Value of Financial Instruments

The following table presents the carrying and estimated fair value of assets and liabilities that are considered financial instruments. Accordingly, items that do not meet the definition of a financial instrument are excluded from the table. When possible, we use quoted market prices to determine fair value. Where quoted market prices are not available, the fair value is

Notes to Consolidated Financial Statements

GMAC Inc. • Form 10-K

internally derived based upon appropriate valuation methodologies with respect to the amount and timing of future cash flows and estimated discount rates. However, considerable judgment is required in interpreting market data to develop estimates of fair value, so the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions or estimation methodologies could be material to the estimated fair values. Fair value information presented herein is based on information available at December 31, 2009 and 2008. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been updated since those dates; therefore, the current estimates of fair value at dates after December 31, 2009 and 2008, could differ significantly from these amounts.

	2009		2008
December 31, ($ in millions)	Carrying value	Fair value	Carrying value	Fair value
Financial assets
Trading securities	$739	$739	$1,207	$1,207
Investment securities	12,158	12,158	6,237	6,237
Loans held-for-sale (a)	20,625	19,855	7,919	8,182
Finance receivables and loans, net	75,256	72,213	98,295	92,681
Derivative assets	2,654	2,654	5,014	5,014
Derivative collateral placed with counterparties (b)	845	845	—	—
Interests retained in securitization trusts	471	471	1,001	1,001
Financial liabilities
Debt (c)	$98,819	$95,588	$126,771	$106,119
Deposit liabilities (d)	30,549	30,795	19,221	19,298
Derivative liabilities	1,895	1,895	2,653	2,653

(a)	The balance includes options to repurchase delinquent assets from certain off-balance securitizations and agency whole-loan sales. We are not exposed to the losses on these delinquent loans, unless we exercise the repurchase option. Until we exercise the option, the carrying value of these loans equals the unpaid principal balance and the fair value is based on internal valuation models. As a result, the carrying value (or unpaid principal balance) is greater than the fair value due to the underlying characteristics of the loans.
(b)	Represents collateral in the form of investment securities.
(c)	Debt includes deferred interest for zero-coupon bonds of $506 million and $450 million as of December 31, 2009 and 2008, respectively.
(d)	The carrying value and fair value amounts exclude dealer deposits.

The following describes the methodologies and assumptions used to determine fair value for the respective classes of financial instruments. In addition to the valuation methods discussed below, we also followed guidelines for determining whether a market is not active and a transaction is not distressed. As such, we assumed the price that would be received in an orderly transaction (including a market-based return) and not forced liquidation or distressed sale.

•	Trading securities — Refer to the previous section of this note titled Trading securities for a description of the methodologies and assumptions used to determine fair value.

•

Investment securities — Bonds, equity securities, notes, and other available-for-sale investment securities are carried at fair value. Refer to the previous section of this note titled Available-for-sale securities for a description of the methodologies and assumptions used to determine fair value. The fair value of the held-to-maturity investment securities is based on valuation models using market-based assumption.

•	Loans held-for-sale — Refer to the previous sections of this note also titled Loans held-for-sale for a description of methodologies and assumptions used to determine fair value.

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

Notes to Consolidated Financial Statements

GMAC Inc. • Form 10-K

of the short-term nature or because of the interest rate adjustment feature. The fair value of wholesale receivables in other markets was based on discounted future cash flows using applicable spreads to approximate current rates applicable to similar assets in those markets.

For mortgage loans held-for-investment used as collateral for securitization debt, we used a portfolio approach or an in-use premise to measure these loans at fair value. The objective in fair valuing these loans (which are legally isolated and beyond the reach of our creditors) and the related collateralized borrowings is to reflect our retained economic position in the securitizations. For mortgage loans held-for-investment that are not securitized, we used valuation methods and assumptions similar to those used for mortgage loans held-for-sale. These valuations consider unique attributes of the loans such as geography, delinquency status, product type, and other factors. Refer to the previous section in this note titled Loans held-for-sale for a description of methodologies and assumptions used to determine the fair value of mortgage loans held-for-sale.

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

•

Interests retained in securitization trusts — Interest retained in securitization trusts are carried at fair value. Refer to the previous sections of this note titled Interests retained in securitization trusts for a description of the methodologies and assumptions used to determine fair value.

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

28. Variable Interest Entities

The following describes the VIEs that we have consolidated or in which we have a significant variable interest. We have certain secured funding arrangements that are structured through consolidating entities, as described in further detail in Note 16.

•

On-balance sheet securitization trusts — We have certain securitization transactions that are not qualifying special-purpose entities (QSPEs) and are VIEs. We typically hold the first loss position in these securitization transactions and, as a result, anticipate absorbing the majority of the expected losses of the VIE. Accordingly, we are the primary beneficiary; thus, we have consolidated these securitization trusts entities. The assets of the consolidated securitization trusts totaled $38.4 billion and $49.9 billion at December 31, 2009 and 2008, respectively. The majority of the assets are included as finance receivables and loans, net of unearned interest, on the Consolidated Balance Sheet. The liabilities of these securitization trust entities totaled $28.9 billion and $39.0 billion at December 31, 2009 and 2008, respectively. The majority of these liabilities were included as secured debt on the Consolidated Balance Sheet.

The nature of, purpose of, activities of, and our continuing involvement with the consolidated securitization trusts are virtually identical to those of our off-balance sheet securitization trusts, which are discussed in Note 10. The assets of the securitization trusts generally are the sole source of repayment on the securitization trusts’ liabilities. The creditors of the securitization trusts do not have recourse to our general credit with the exception of the customary representation and warranty repurchase provisions and, in certain transactions, early payment default provisions.

Notes to Consolidated Financial Statements

GMAC Inc. • Form 10-K

During 2009, we executed an amendment to a wholesale automotive securitization transaction that was previously classified as a QSPE and, therefore, was not consolidated. The amendment contractually required us to deposit additional cash into a collateral account held by the trust. Management determined the amendment caused the trust to no longer be classified as a QSPE. As a result, the trust became a consolidated entity.

•

Mortgage warehouse funding — We transfer international residential mortgage loans into SPEs to obtain funding. The facilities have advance rates less than 100% of the pledged asset values, and in certain cases, we have provided a subordinated loan to the facility to serve as additional collateral. For certain facilities, we provide an unconditional guarantee of the entity’s repayment on the related debt to the facility that provides the facility provider with recourse to our general credit. We continue to service the assets within the mortgage warehouse facilities.

The over-collateralization and the subordinated loan support the liability balance and are the primary source of repayment of the entities’ liabilities. Assets can be sold from the facilities so long as we support the minimum cash reserve under the borrowing base should the eligibility/concentration limit of the remaining assets require it. We are entitled to excess cash flows generated from the assets beyond those necessary to pay the facility during a particular period; therefore, we hold an economic residual. There are no other forms of support that we provide to the SPE beyond the assets (over-collateralization and subordinated loan) initially provided and the guarantee of the entities’ performance.

Due to the subordinated loan and the guarantee, we anticipate absorbing the majority of the expected losses of the VIE. Accordingly, we are the primary beneficiary and thus have consolidated these entities.

The assets of these residential mortgage warehouse entities totaled $264 million, and liabilities totaled $400 million at December 31, 2009. At December 31, 2008, the assets of these residential mortgage warehouse entities totaled $1.4 billion, and liabilities totaled $1.5 billion. The majority of the assets and liabilities are included in loans held-for-sale or assets of operations held-for-sale and secured debt, respectively, on the Consolidated Balance Sheet. The creditors of these VIEs do not have legal recourse to our general credit.

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

The term loan and interest due are repaid out of the dispositions of the models after CMH has repaid the loan and paid the accrued interest. Cash is distributed in the following order: (1) to the Class A senior preferred member all unreturned preferred capital including a preferred return equal to 20% of total cash outlay less the aggregate amount of interest payments made, (2) to the Class B junior preferred member all unreturned preferred capital including a preferred return equal to 20% of the initial Class B capital account, (3) to the Class B member until all reimbursable costs have been returned, and (4) to the common unit member (Cerberus). Based on the market conditions and market valuation adjustments, there is a risk that our Mortgage operations will not receive all of its Tier 2 payments.

As of June 30, 2009, Cerberus was repaid in full under the term loan and was paid their preferred return on Class A Senior Preferred Capital.

We consolidate CMH as we hold all the remaining interests in CMH and are, therefore, the primary beneficiary. The assets of CMH were $55 million and $186 million as of December 31, 2009 and 2008, respectively, and were included in other assets on the Consolidated Balance Sheet. The liabilities of CMH were less

Notes to Consolidated Financial Statements

GMAC Inc. • Form 10-K

than $1 million and $47 million as of December 31, 2009 and 2008, respectively, which were classified as debt and accrued expenses and other liabilities on the Consolidated Balance Sheet. The beneficial interest holders of this VIE do not have legal recourse to our general credit. We do not have a contractual obligation to provide any type of financial support in the future, nor have we provided noncontractual financial support or any type of support to the entity during the year ended December 31, 2009.

We continue to service, account for, market, and sell the assets without a servicing fee. However, we do receive reimbursement of expenses directly related to the assets such as property taxes and other direct out-of-pocket expenses. This VIE does not conduct new business; therefore, no new assets were transferred into CMH.

•

Servicing funding — To assist in the financing of our servicing advance receivables, our Mortgage operations formed an SPE that issues term notes to third-party investors that are collateralized by servicing advance receivables. These servicing advance receivables are transferred to the SPE and consist of delinquent principal and interest advances made by our Mortgage operations, as servicer, to various investors; property taxes and insurance premiums advanced to taxing authorities and insurance companies on behalf of borrowers; and amounts advanced for mortgages in foreclosure. The SPE funds the purchase of the receivables through financing obtained from the third-party investors and subordinated loans or an equity contribution from our Mortgage operations. Management determined that we are the primary beneficiary of the SPE and therefore consolidated the entity. The assets of this entity totaled $1.4 billion and $1.2 billion as of December 31, 2009 and 2008, respectively, which are included in other assets on the Consolidated Balance Sheet. The liabilities of this entity totaled $1.4 billion at December 31, 2009, consisting of $700 million in third-party term notes that are included in debt on the Consolidated Balance Sheet, and $677 million in affiliate payables to our Mortgage operations, which are eliminated in consolidation. The liabilities of this entity totaled $1.2 billion at December 31, 2008, consisting of $700 million in third-party term notes that are included in debt on the Consolidated Balance Sheet and $507 million in affiliate payables to our Mortgage operations that are eliminated in consolidation. The beneficial interest holder of this VIE does not have legal recourse to our general credit. We do not have a contractual obligation to provide any type of financial support in the future, nor have we provided noncontractual financial support to the entity during the year ended December 31, 2009.

•

Commercial Finance receivables — We transfer asset-backed lending receivables and commercial trade receivables into bank-sponsored multiseller commercial paper conduits. These conduits provide a funding source to us (and to other transferors into the conduit) as they fund the purchase of the receivables through the issuance of commercial paper. Total assets and liabilities outstanding in these bank-sponsored conduits approximated $231 million and $82 million, respectively, as of December 31, 2009. Total assets and liabilities outstanding in these bank-sponsored conduits approximated $2.1 billion and $781 million, respectively, as of December 31, 2008. Although we have a variable interest in these conduits, we may prepay all of the loans at our discretion at any time, and as such, on January 11, 2010, these conduits were settled and discontinued due to the availability of alternative funding.

Prior to July 21, 2009, we also had a facility in which we transferred commercial-lending receivables to a 100% owned SPE that, in turn, issued notes to third-party financial institutions, our Commercial Finance Group, and asset-backed commercial paper conduits. The SPE funded the purchase of receivables from us with cash obtained from the sale of notes. Management determined we were the primary beneficiary of the SPE and therefore consolidated the entity. Additionally, beneficial interest holders of this variable interest entity did not have legal recourse to our general credit. On July 21, 2009, this facility was settled and discontinued due to the availability of alternative funding. As a result, there were no remaining assets or liabilities included in our Consolidated Balance Sheet as of December 31, 2009. As of December 31, 2008, the assets and liabilities of the SPE totaled $2.2 billion and $1.1 billion respectively, and they were included in finance receivables and loans, net of unearned income, on our Consolidated Balance Sheet.

•

Preferred Blocker Inc. — In connection with the fourth quarter 2008 private debt exchange, we transferred GMAC Preferred Membership Interests (the Blocker Preferred) to Preferred Blocker Inc. (Blocker), a newly formed taxable C-corporation. Blocker was established for the sole purpose of investing in the Blocker Preferred and financing them through the issuance of preferred stock (the Blocker Preferred Stock) to third-party investors in

Notes to Consolidated Financial Statements

GMAC Inc. • Form 10-K

connection with the December 2008 private debt exchange. Blocker did not engage in any business activities, hold any assets, or incur any liabilities other than in connection with the issuance and maintenance of Blocker Preferred Stock. In connection with the arrangement described above, GMAC held 5,000,000 shares of Blocker common stock with a par value of $0.01. Additionally, we were bound by a Keep-Well Agreement with Blocker in which we were required to make payment to Blocker in the event that Blocker’s expenses, primarily its income tax expense, were greater than the dividend spread between the Blocker Preferred (11.86% dividend rate per annum) and the Blocker Preferred Stock (7% dividend rate per annum). Due to the spread in rates, Blocker’s tax rate would have to have exceeded 41.0% before we would have been required to make payment under the Keep-Well Agreement. Since this rate is in excess of common corporate taxable rates, the potential for loss under the agreement was considered remote, unless corporate tax rates increased. Although we held these variable interests in Blocker, we were not considered to be the primary beneficiary as we did not retain the majority of the expected losses or returns. Blocker was a wholly owned nonconsolidated subsidiary of GMAC. In connection with GMAC’s June 30, 2009, conversion from a limited liability company to a corporation, effective October 15, 2009, Blocker was merged with and into GMAC with GMAC continuing as the surviving entity. The Blocker Preferred Stock was required by its terms to be converted into or exchanged for preferred stock of GMAC. As such, the Blocker Preferred Stock was converted into the right to receive an equal number of newly issued shares of GMAC’s 7% Fixed Rate Cumulative Perpetual Preferred Stock, Series G, which has substantially the same rights, preferences, and economic benefits as previously provided to the holders of the Blocker Preferred Stock. The Blocker Preferred, held by Blocker, was canceled and returned to authorized but unissued status. Additionally, the Keep-Well Agreement was terminated in accordance with its terms.

29. Segment and Geographic Information

Operating segments are defined as components of an enterprise that engage in business activity from which revenues are earned and expenses incurred for which discrete financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Change in Reportable Segment Information

As a result of a change in management’s view of our operations, we have changed the presentation and profit measures of our reportable operating segments as of December 31, 2009. These changes include the following:

•

We presented our North American Automotive Finance operations, International Automotive Finance operations, and Insurance operations reportable operating segments under the new collective business description, Global Automotive Services. Previously our North American Automotive Finance operations and International Automotive Finance operations reportable operating segments were collectively described as our Global Automotive Finance operations. The combination of these three reportable operating segments under the Global Automotive Services description is consistent with the organizational alignment of these businesses and management’s current view of the automotive finance and insurance businesses.

•

We have implemented a funds-transfer-pricing (FTP) methodology for the majority of our business operations. The FTP methodology assigns charge rates and credit rates to classes of assets and liabilities based on expected duration and the LIBOR swap curve plus an assumed credit spread. Matching duration allocates interest income and interest expense to these reportable segments so their respective results are insulated from interest rate risk. This methodology is consistent with our asset liability management (ALM) practices, which includes managing interest rate risk centrally at a corporate level. The net residual impact of the FTP methodology is included within the results of Corporate and Other as summarized below.

We may periodically refine our segment reporting methodology as our management reporting practices and businesses change. Amounts for 2008 and 2007 have been reclassified to conform to the current management view.

Notes to Consolidated Financial Statements

GMAC Inc. • Form 10-K

Financial information for our reportable operating segments is summarized as follows:

	Global Automotive Services (a)
Year ended December 31, ($ in millions)	North American Automotive Finance operations	International Automotive Finance operations (b)	Insurance operations	Mortgage operations (c)	Corporate and Other (d)	Consolidated (e)
2009
Net financing revenue (loss)	$3,202	$782	$—	$441	$(2,388)	$2,037
Other revenue	757	288	2,271	168	740	4,224

Total net revenue (loss)	3,959	1,070	2,271	609	(1,648)	6,261

Provision for loan losses	611	239	—	4,702	491	6,043

Other noninterest expense	1,596	932	1,942	3,208	478	8,156

Income (loss) from continuing operations before income tax expense (benefit)	1,752	(101)	329	(7,301)	(2,617)	(7,938)
Income tax expense (benefit) from continuing operations	1,206	115	57	(228)	(1,072)	78

Net income (loss) from continuing operations	546	(216)	272	(7,073)	(1,545)	(8,016)

Loss from discontinued operations, net of tax	—	(349)	(711)	(1,200)	(22)	(2,282)

Net income (loss)	$546	$(565)	$(439)	$(8,273)	$(1,567)	$(10,298)

Total assets	$68,282	$21,802	$10,614	$38,894	$32,714	$172,306

2008
Net financing revenue (loss)	$1,646	$948	$—	$291	$(1,960)	$925
Other revenue	1,066	398	2,961	662	9,423	14,510

Total net revenue	2,712	1,346	2,961	953	7,463	15,435
Provision for loan losses	1,198	218	—	1,984	10	3,410
Impairment of goodwill and other intangible assets	14	—	—	—	2	16
Other noninterest expense	1,707	987	2,462	2,977	500	8,633

(Loss) income from continuing operations before income tax expense (benefit)	(207)	141	499	(4,008)	6,951	3,376
Income tax expense (benefit) from continuing operations	88	22	112	(7)	(275)	(60)

Net (loss) income from continuing operations	(295)	119	387	(4,001)	7,226	3,436

(Loss) income from discontinued operations, net of tax	—	(40)	72	(1,586)	(14)	(1,568)

Net (loss) income	$(295)	$79	$459	$(5,587)	$7,212	$1,868

Total assets	$71,981	$29,290	$12,013	$44,763	$31,429	$189,476

Notes to Consolidated Financial Statements

GMAC Inc. • Form 10-K

	Global Automotive Services (a)
Year ended December 31, ($ in millions)	North American Automotive Finance operations	International Automotive Finance operations (b)	Insurance operations	Mortgage operations (c)	Corporate and Other (d)	Consolidated (e)
2007
Net financing revenue (loss)	$3,421	$939	$—	$925	$(1,502)	$3,783
Other revenue (loss)	1,531	432	3,164	847	(10)	5,964

Total net revenue (loss)	4,952	1,371	3,164	1,772	(1,512)	9,747
Provision for loan losses	390	117	—	2,550	10	3,067
Impairment of goodwill and other intangible assets	—	—	—	438	—	438
Other noninterest expense	1,539	782	2,618	2,915	194	8,048

Income (loss) from continuing operations before income tax expense (benefit)	3,023	472	546	(4,131)	(1,716)	(1,806)
Income tax expense (benefit) from continuing operations	490	108	170	(2)	(371)	395

Net income (loss) from continuing operations	2,533	364	376	(4,129)	(1,345)	(2,201)

Income (loss) from discontinued operations, net of tax	—	16	83	(250)	20	(131)

Net income (loss)	$2,533	$380	$459	$(4,379)	$(1,325)	$(2,332)

Total assets	$85,191	$36,066	$13,770	$81,307	$32,605	$248,939

(a)	North American operations consist of automotive financing in the United States, Canada, and Puerto Rico. International operations consist of automotive financing and full-service leasing in all other countries.
(b)	Amounts include intrasegment eliminations between North American operations, International operations, and Insurance operations.
(c)	Represents the ResCap legal entity and the mortgage activities of Ally Bank and ResMor Trust.
(d)	Represents our Commercial Finance Group, certain equity investments, other corporate activities, net impact from ALM activities, and reclassifications and eliminations between the reportable operating segments. At December 31, 2009, total assets were $3.3 billion for the Commercial Finance Group.
(e)	Net financing revenue after the provision for loan losses totaled $(4,006) million, $(2,485) million, and $716 million in 2009, 2008, and 2007, respectively.

Notes to Consolidated Financial Statements

GMAC Inc. • Form 10-K

Information concerning principal geographic areas was as follows:

Year ended December 31, ($ in millions)	Revenue (a)	Long-lived assets (b)
2009
Canada	$654	$3,985
Europe	594	906
Latin America	761	33
Asia-Pacific	(14)	8

Total foreign	1,995	4,932
Total domestic	4,266	11,399

Total	$6,261	$16,331

2008
Canada	$(116)	$6,211
Europe	397	2,349
Latin America	1,026	167
Asia-Pacific	25	179

Total foreign	1,332	8,906
Total domestic	14,103	17,915

Total	$15,435	$26,821

2007
Canada	$434	$9,861
Europe	744	2,725
Latin America	1,006	186
Asia-Pacific	69	238

Total foreign	2,253	13,010
Total domestic	7,494	19,897

Total	$9,747	$32,907

(a)	Revenue consists of net financing revenue (loss) and total other revenue as presented in our Consolidated Statement of Income.
(b)	Consists of investment in operating leases, net, and net property and equipment.

30. Guarantees, Commitments, Contingencies, and Other Risks

Guarantees

Guarantees are defined as contracts or indemnification agreements that contingently require us to make payments to third parties based on changes in an underlying agreement that is related to a guaranteed party. The following summarizes our outstanding guarantees made to third parties on our Consolidated Balance Sheet, for the periods shown.

	2009		2008
December 31, ($ in millions)	Maximum liability	Carrying value of liability	Maximum liability	Carrying value of liability
Letters of credit	$395	$21	$467	$10
Agency loan	1,208	56	4,369	—
Guarantees for repayment of third-party debt	782	—	717	3
Credit enhancement guarantees	192	4	111	1
Default repurchases	699	81	674	7
Capmark guarantees	177	47	195	—
Trust preferred securities	2,670	—	—	—
Other guarantees	40	25	40	13

Notes to Consolidated Financial Statements

GMAC Inc. • Form 10-K

Letters of Credit

Our Commercial Finance Group issues both trade and standby letters of credit to clients that represent irrevocable guarantees of payment of specified financial obligations. Trade letters of credit issued to our clients are primarily used as payment methods to support their buying and selling of merchandise with third-party beneficiaries. These are utilized primarily for the importation and exportation of goods. Standby letters of credit represent our various contingent liabilities in the event our client defaults on an obligation with the third-party beneficiaries. Standby letters of credit are primarily utilized by third-party beneficiaries as insurance in the event of nonperformance by our client. Letters of credit are generally collateralized by assets of the client (i.e., trade receivables, inventory, and cash deposits). Expiration dates on letters of credit range from certain ongoing commitments that will expire during the upcoming year to terms of several years for certain letters of credit.

If nonperformance by a client occurs for letters of credit, we can be liable for payment of the letter of credit to the beneficiary with our likely recourse being a charge back to the client. The majority of clients with whom we have letter of credit exposure fall into the “acceptable” risk-rating category of our Commercial Finance Group’s internal risk-rating system. This category is essentially at the midpoint of our risk rating classifications. While the overall credit of a borrower in this category is considered “acceptable,” a higher degree of risk may be evident. The borrower assessment factors may have elements that reflect marginally acceptable conditions warranting a more careful review, analysis, and monitoring. Additionally, tighter terms, covenants, or greater collateral protection may be necessary to help mitigate the risks associated with the financial condition of a borrower in this category.

In addition, our Mortgage operations issue financial standby letters of credit as part of its warehouse and construction-lending activities. Expiration dates on the letter of credit range from 2010 to ongoing commitments and are generally collateralized by borrower assets.

Agency Loan Program

Our Mortgage operations deliver loans to certain agencies that allow streamlined loan processing and limited documentation requirements. The majority of these loans are originated under an employee benefit plan available to GM and GMAC employees. In the event any loans delivered under these programs reach a specified delinquency status, we may be required to provide certain documentation or, in some cases, repurchase the loan or indemnify the investors for any losses sustained. Each program includes termination features whereby once the loan has performed satisfactorily for a specified time we are no longer obligated under the program. The maximum liability represents the principal balance for loans sold under these programs.

Guarantees for Repayment of Third-party Debt

Under certain arrangements, our International Automotive Finance operations guarantee the repayment of third-party debt obligations in the case of default. These guarantees are collateralized by retail loans or finance leases.

Our Commercial Finance Group provides credit protection to customers that guarantee payments of specified financial obligations of third-party beneficiaries without purchasing the obligations. These obligations primarily represent customer receivables due to certain of our factoring clients. While most of the specific receivables for which we provide guarantees are collected within 60 days, these arrangements are typically ongoing in nature. In the event a customer fails to perform on an obligation, we can be liable for payment of the obligation to the client. The majority of customers that we guarantee fall into the “acceptable” risk-rating category or higher on our Commercial Finance Group’s internal risk-rating system. The acceptable rating category is described further in the Letters of credit section above.

Credit Enhancement Guarantees

Our Mortgage operations have sold certain mortgage loans to investors that contain a guarantee for the payment of third-party debt in the event of default or loss.

Default Repurchases

Our International Automotive Finance operations provide certain investors in our on- and off-balance sheet arrangements (securitizations) and whole-loan transactions with repurchase commitments for loans that become contractually delinquent

Notes to Consolidated Financial Statements

GMAC Inc. • Form 10-K

within a specified period of time from their date of origination or purchase. The maximum obligation represents the principal balance for loans sold that are covered by these stipulations. Refer to Note 10 and Note 28 for further information regarding our securitization trusts.

Capmark Guarantees

Capmark Financial Group Inc. (Capmark) is a commercial real estate finance company formed in 2006 as a result of the sale of our former commercial mortgage operations. In connection with this sale, we retained certain guarantees related to Low Income Housing Tax Credit (LIHTC) investment funds that Capmark sponsored that provided certain minimum yield guarantees to investors in the LIHTC funds. Under the terms of the guarantee arrangements, we are indemnified by Capmark for payments made or liabilities incurred by us in connection with these guarantees. On October 25, 2009, Capmark announced that it and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. As a result of the Capmark bankruptcy filing during the fourth quarter of 2009, we recorded a liability for the guarantee arrangement of $47 million as of December 31, 2009.

Trust Preferred Securities

On December 30, 2009, we entered into a Securities Purchase and Exchange Agreement with the Treasury and GMAC Capital Trust I, a Delaware statutory trust (the Trust) established by GMAC. As part of the agreement, the Trust sold to the Treasury 2,540,000 trust preferred securities issued by the Trust with an aggregate liquidation preference of $2.5 billion. Additionally, we issued and sold to the Treasury a ten-year warrant to purchase up to 127,000 additional trust preferred securities with an aggregate liquidation preference of $127 million, at an initial exercise price of $0.01 per security, which the Treasury immediately exercised in full. We fully and unconditionally guarantee, on a subordinated basis, for the benefit of the holders of the trust preferred securities, the payment of certain amounts due on the trust preferred securities to the extent not paid by or on behalf of the Trust. Our maximum exposure is the equivalent of the unpaid amount of our 8.00% junior subordinated unsecured debentures (the Debentures) that the Trust purchased from us with the proceeds from the sale of the trust preferred securities. The trust preferred securities have no stated maturity date but must be redeemed upon the redemption or maturity (February 15, 2040) of the Debentures.

Other Guarantees

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

Our Mortgage operations have guaranteed certain amounts related to servicing advances.

In connection with the fourth quarter 2008 private debt exchange, we transferred GMAC Preferred Membership Interests to Preferred Blocker Inc. (Blocker), a newly formed taxable C-corporation. Blocker was established for the sole purpose of investing in a series of GMAC Preferred Membership Interests and financing it through the issuance of Blocker Preferred Stock to third-party investors in connection with the private debt exchange. We were bound by a Keep-Well Agreement with Blocker in which we were required to make payment to Blocker in the event that Blocker’s expenses, primarily its income tax expense, were greater than the dividend spread between the GMAC Preferred Membership Interests (11.86% dividend rate per annum) and the Blocker Preferred Stock (7% dividend rate per annum). In connection with GMAC’s June 30, 2009, conversion from a limited liability company to a corporation, effective October 15, 2009, Blocker was merged with and into GMAC with GMAC continuing as the surviving entity. No liability was reflected on our Consolidated Balance Sheet as of December 31, 2009, as the Keep-Well Agreement was terminated in accordance with its terms. No liability was reflected on our Consolidated Balance Sheet as of December 31, 2008, because the potential for loss under the Keep-Well Agreement was considered remote. Refer to Note 28 for additional information.

Notes to Consolidated Financial Statements

GMAC Inc. • Form 10-K

Commitments

Financing Commitments

The contract amount and gain and loss positions of financial commitments were as follows:

	2009			2008
December 31, ($ in millions)	Contract amount	Gain position	Loss position	Contract amount	Gain position	Loss position
Commitments to
Originate/purchase mortgages or securities (a)	$9,193	$25	$(39)	$4,837	$47	$(1)
Sell mortgages or securities (a)	10,465	125	(5)	5,032	135	(46)
Sell retail automotive receivables (b)	4,807	—	—	7,933	—	—
Provide capital to investees (c)	145	—	—	223	—	—
Fund construction lending (d)	—	—	—	10	—	—
Unused mortgage-lending commitments (e)	1,291	—	—	1,273	—	—
Home equity lines of credit (f)	2,972	—	—	4,300	—	—
Unused revolving credit line commitments (g)	3,006	—	—	4,093	—	—

(a)	The fair value is estimated using published market information associated with commitments to sell similar instruments. Included as of December 31, 2009 and 2008, are commitments accounted for as derivatives with a contract amount of $19,600 million and $9,840 million, a gain position of $150 million and $182 million, and a loss position of $44 million and $46 million, respectively.
(b)	We have entered into agreements with third-party banks to sell automotive retail receivables in which we transfer all credit risk to the purchaser (whole-loan sales).
(c)	We are committed to lend equity capital to certain private equity funds. The fair value of these commitments is considered in the overall valuation of the underlying assets with which they are associated.
(d)	We are committed to fund the completion of the development of certain lots and model homes up to the amount of the agreed upon amount per project.
(e)	The fair value of these commitments is considered in the overall valuation of the related assets.
(f)	We are committed to fund the remaining unused balances on home equity lines of credit. The unused lines of credit reset at prevailing market rates and, as such, approximate market value. Included in the home equity lines of credit are both lines of credit on our Consolidated Balance Sheet and those within certain off-balance sheet securitizations. As provided by the securitization structure, we become obligated to fund any incremental draws, subject to customary borrower requirements, on home equity lines of credit by borrowers if certain triggers are met. These draws are referred to as excluded amounts and are funded directly to the borrower by us. In return, our lending balances are collected from an allocated portion of the remitted funds of all the borrowers within the trusts. We actively manage the available lines of credit within these trusts to reduce this potential funding risk. At December 31, 2009, the cumulative funds drawn were $397 million, which we classified as finance receivables and loans, net of unearned income, on the Consolidated Balance Sheet. These receivables are subject to allowance for loan losses. At December 31, 2009, the commitments to fund home equity lines of credit in off-balance sheet securitizations represented $1.3 billion of the total unfunded commitments of $3.0 billion.
(g)	The unused portion of revolving lines of credit reset at prevailing market rates and, as such, approximate market value.

The mortgage-lending and revolving credit line commitments contain an element of credit risk. Management reduces its credit risk for unused mortgage-lending and unused revolving credit line commitments by applying the same credit policies in making commitments as it does for extending loans. We typically require collateral as these commitments are drawn.

Lease Commitments

Future minimum rental payments required under operating leases, primarily for real property, with noncancelable lease terms expiring after December 31, 2009, are as follows:

Year ended December 31, ($ in millions)
2010	$117
2011	94
2012	81
2013	66
2014	51
2015 and thereafter	118

Total minimum payment required	$527

Notes to Consolidated Financial Statements

GMAC Inc. • Form 10-K

Certain of the leases contain escalation clauses and renewal or purchase options. Rental expenses under operating leases were $104 million, $189 million, and $227 million in 2009, 2008, and 2007.

Contractual Commitments

We have entered into multiple agreements for information technology, marketing and advertising, and voice and communication technology and maintenance. Many of the agreements are subject to variable price provisions, fixed or minimum price provisions, and termination or renewal provisions. Future payment obligations under these agreements totaled $787 million and are due as follows: $322 million in 2010, $293 million in 2011 and 2012, $164 million in 2013 and 2014, and $8 million in 2015 and thereafter.

Automotive Service and Maintenance Contract Commitments

Automotive service contract programs provide consumers with expansions and extensions of vehicle warranty coverage for specified periods of time and mileages. The coverage generally provides for the repair or replacement of components in the event of failure. The terms of these contracts, which are sold through automobile dealerships and direct mail, range from 3 to 120 months.

The following table presents an analysis of activity in unearned service contract revenue.

Year ended December 31, ($ in millions)	2009	2008
Balance at beginning of year	$2,609	$2,947
Written service contract revenue	685	964
Earned service contract revenue	(1,138)	(1,295)
Revenue reclassified to discontinued operations	(2)	(1)
Foreign currency translation effect	3	(6)
Liability reclassified to held-for-sale	(6)	—

Balance at end of year	$2,151	$2,609

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

Notes to Consolidated Financial Statements

GMAC Inc. • Form 10-K

Other Risks

Concentration Risk

Consumer

We monitor our consumer loan portfolio for concentration risk across the geographies in which we lend. The highest concentrations of loans are in California and Texas, which represent an aggregate of 15% of our total outstanding consumer loans.

Concentrations in our mortgage operations are closely monitored given the volatility of the housing markets. Our consumer mortgage loan concentrations in California, Florida, and Arizona receive particular attention as their real estate value depreciation has been the most severe. The asset reclassifications to held-for-sale significantly reduced our concentrations in those real estate markets.

Our foreign automotive finance receivables and loans outstanding are heavily concentrated in Canada and Germany, representing 20% and 13%, respectively, of total consumer automotive loans outstanding.

The following table shows held-for-investment consumer finance receivables and loans reported at gross carrying value by state and foreign concentration.

	2009		2008
December 31,	Automobile	1st Mortgage and home equity	Automobile	1st Mortgage and home equity
California	2.7%	23.3%	2.8%	19.8%
Texas	7.5	2.9	8.3	1.9
Florida	2.1	4.4	2.0	5.3
Illinois	1.9	4.4	2.0	3.4
New York	2.4	2.9	3.3	3.1
Michigan	1.4	5.4	0.9	4.4
Pennsylvania	2.4	1.8	2.5	1.7
Virginia	0.8	5.5	0.8	4.3
Arizona	0.8	4.0	0.9	3.6
Maryland	0.7	4.4	0.7	3.5
Other United States	18.7	37.4	18.6	29.5
Canada	20.1	3.6	16.7	0.8
Germany	13.3	—	12.5	6.9
Brazil	6.8	—	4.3	—
Other foreign	18.4	—	23.7	11.8

Total consumer loans	100.0%	100.0%	100.0%	100.0%

The following table includes our five largest state and foreign concentrations based on our higher risk held-for-investment loans reported at gross carrying value as of December 31, 2009.

December 31, 2009 ($ in millions)	High original loan-to-value (greater than 100%) mortgage loans	Payment-option adjustable-rate mortgage loans	Interest-only mortgage loans	Below market rate (teaser) mortgages	All higher risk loans
California	$1	$2	$1,128	$102	$1,233
Virginia	—	—	397	13	410
Maryland	—	—	309	8	317
Michigan	—	—	259	11	270
Illinois	—	—	230	9	239
All other domestic and foreign	6	5	2,023	188	2,222

Total	$7	$7	$4,346	$331	$4,691

Notes to Consolidated Financial Statements

GMAC Inc. • Form 10-K

Commercial Real Estate

The commercial real estate portfolio consists of loans issued primarily to developers, homebuilders and commercial real estate firms. The following table shows held-for-investment commercial real estate loans reported at gross carrying value by geographic region and property type.

December 31,	2009	2008
Geographic region
Florida	11.8%	11.6%
Texas	11.2	13.8
California	9.8	16.2
Michigan	8.5	5.4
Virginia	3.9	3.7
New York	3.7	3.7
Pennsylvania	3.4	2.1
Oregon	2.1	0.8
Alabama	2.1	1.2
Georgia	2.1	2.5
Other United States	26.2	28.5
United Kingdom	7.3	4.5
Canada	4.3	4.1
Germany	0.6	—
Other foreign	3.0	1.9

Total outstanding commercial real estate loans	100.0%	100.0%

Property type
Automobile dealers	84.3%	51.9%
Land and land development	5.7	42.4
Apartments	2.9	2.8
Residential	2.7	2.9
Other	4.4	—

Total outstanding commercial real estate loans	100.0%	100.0%

Commercial Criticized Exposure

Exposures deemed criticized represent loans that are classified by regulatory authorities as special mention, substandard, or doubtful. The following table shows industry concentrations for held-for-investment commercial criticized loans reported at gross carrying value.

December 31,	2009	2008
Industry
Automotive	50.1%	60.5%
Resort finance	17.1	—
Health/medical	7.9	4.4
Real estate	6.1	25.5
Manufacturing	3.2	0.6
Retail	2.7	1.7
Services	2.2	0.4
Banks and finance companies	2.0	3.1
All other	8.7	3.8

Total	100.0%	100.0%

Notes to Consolidated Financial Statements

GMAC Inc. • Form 10-K

Loan Repurchases and Obligations Related to Loan Servicing

When our Mortgage operations sell loans through whole-loan, agency sales or securitizations, we are required to provide representations and warranties about the loans to the purchaser or securitization trust. Upon discovery of a breach of a representation, we will either correct the loans in a manner conforming to the provisions of the sale agreement, replace the loans with similar loans that conform to the provisions, or purchase the loans at a price determined by the related transaction documents, consistent with industry practice. We purchased $857 million in mortgage loans under these provisions during 2009 and $988 million in 2008. In addition, we have a reserve for expected future losses in connection with these activities totaling $1.2 billion and $225 million at December 31, 2009 and 2008 respectively. Refer to Note 10 and Note 28 for further information regarding our securitization trusts. In addition, we are subject to various contractual obligations as a servicer of loans, and a breach of such obligations could result in potential liability.

31. Quarterly Financial Statements (unaudited)

2009 ($ in millions)	First quarter	Second quarter	Third quarter	Fourth quarter
Net financing revenue	$477	$393	$564	$603
Total other revenue	1,263	617	1,442	902

Total net revenue	1,740	1,010	2,006	1,505
Provision for loan losses	795	1,134	682	3,432
Other noninterest expense	1,685	1,738	2,191	2,542

Loss from continuing operations before income tax (benefit) expense	(740)	(1,862)	(867)	(4,469)
Income tax (benefit) expense from continuing operations	(126)	1,099	(292)	(603)

Net loss from continuing operations	(614)	(2,961)	(575)	(3,866)

Loss from discontinued operations, net of tax	(61)	(942)	(192)	(1,087)

Net loss	$(675)	$(3,903)	$(767)	$(4,953)

2008
Net financing revenue (loss)	$712	$222	$448	$(457)
Total other revenue	1,557	1,040	599	11,314

Total net revenue	2,269	1,262	1,047	10,857
Provision for loan losses	439	675	1,045	1,251
Impairment of goodwill	—	—	16	—
Other noninterest expense	1,892	2,207	2,543	1,991

(Loss) income from continuing operations before income tax (benefit) expense	(62)	(1,620)	(2,557)	7,615
Income tax (benefit) expense from continuing operations	(22)	156	(104)	(90)

Net (loss) income from continuing operations	(40)	(1,776)	(2,453)	7,705

Loss from discontinued operations, net of tax	(549)	(706)	(70)	(243)

Net (loss) income	$(589)	$(2,482)	$(2,523)	$7,462

32. Subsequent Events

Declaration of Quarterly Dividend Payments

On January 8, 2010, the GMAC Board of Directors declared quarterly dividend payments on certain outstanding preferred stock. This included a cash dividend of $0.56 per share, or a total of $129 million, on Fixed Rate Cumulative Mandatorily Convertible Preferred Stock, Series F-2 and a cash dividend of $17.31 per share, or a total of $45 million, on Fixed Rate Cumulative Perpetual Preferred Stock, Series G. The dividends were paid on February 15, 2010.

GMAC Inc. • Form 10-K

February 2010 Notes Offering

On February 12, 2010, we completed a private securities offering of $2 billion in aggregate principal amount of GMAC senior guaranteed notes due 2015. The notes bear interest at a rate of 8.3% per annum and are unconditionally guaranteed by certain GMAC subsidiaries.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), designed to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized, and reported within the specified time periods. As of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures. Based on our evaluation, GMAC’s Chief Executive and Chief Financial Officers each concluded that our disclosure controls and procedures were effective as of December 31, 2009.

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal controls will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provided absolute assurance that all control issues and instances of fraud, if any, within GMAC have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B.	Other Information

None.

Part III

GMAC Inc. • Form 10-K

Item 10.	Directors, Executive Officers, and Corporate Governance

The following table presents information regarding directors, executive officers, and other significant employees of GMAC.

Name	Age	Position
Franklin W. Hobbs	62	Director (Chairman of the Board)
Robert T. Blakely	68	Director (Chairman of Audit Committee)
Mayree C. Clark	52	Director (Member of Audit Committee)
Stephen A. Feinberg	49	Director
Kim S. Fennebresque	59	Director (Member of Audit Committee)
Michael A. Carpenter	62	Director and Chief Executive Officer
Samuel Ramsey	50	Executive Vice President and Chief Risk Officer
Robert S. Hull	46	Executive Vice President and Chief Financial Officer
William F. Muir	55	President
David J. DeBrunner	43	Vice President, Chief Accounting Officer, and Corporate Controller
Sanjay Gupta	41	Chief Marketing Officer
Clifford A. Skelton	54	Chief Technology and Operations Officer
Thomas Marano	48	Chief Executive Officer, ResCap, and Chief Capital Markets Officer
William B. Solomon, Jr.	57	Group Vice President and General Counsel

Directors, Executive Officers, and Other Significant Employees

Franklin W. Hobbs — Director of GMAC since May 2009. He currently serves as Chairman of the board. From 2004 to June 2009, Hobbs was as an advisor to One Equity Partners LLC, which manages investments and commitments for JPMorgan Chase & Co. in direct private equity transactions. He was previously the CEO of Houlihan Lokey Howard & Zukin. In that role, he oversaw all operations, which included advisory services for mid-market companies involved in mergers and acquisitions and corporate restructurings. He previously was Chairman of UBS AG’s Warburg Dillon, Read & Co. Inc. unit. Prior to that, he was President and CEO of Dillon, Read & Co. Inc. Hobbs earned his bachelor’s degree from Harvard College and master’s degree in business administration from Harvard Business School. He serves as a director on the Boards of the Lord Abbett & Company and Molson Coors Brewing Company.

Robert T. Blakely — Director of GMAC since May 2009. With his years of managerial experience, Blakely brings to the board demonstrated management ability at senior levels. He is a trustee of the Financial Accounting Foundation, the oversight board for the Financial Accounting Standards Board. Blakely is also the Chairman and Chief Executive Officer of Professional Racing Equipment, Inc., a leading distributor of racing components to NASCAR and professional road racing teams. Blakely is the former executive vice president and chief financial officer of Fannie Mae. In this role, he led the financial restatement and implementation of SOX controls. He was previously the chief financial officer of WorldCom/MCI, Lyondell Chemical, Tenneco, and US Synthetic Fuels Corporation where he gained valuable experience dealing with accounting principles and financial reporting rules and regulations, evaluating financial results, and generally overseeing the financial reporting processes of large corporations. Blakely received his PhD from Massachusetts Institute of Technology, and master’s and bachelor’s degrees from Cornell University.

Mayree C. Clark — Director of GMAC since May 2009. Clark is a senior advisor and also serves as a member of the investment committee for Aetos Capital Asia, which manages the firm’s investments in Japanese and Chinese real estate and is a Director of the Stanford Management Company, which manages the University’s endowment. She is a former partner and member of the executive committee of AEA Holdings. Clark held a variety of executive positions at Morgan Stanley over a span of nearly 25 years, serving as Global Research Director, Director of Global Private Wealth Management, and nonexecutive chairman of MSCI-Barra. Clark earned a bachelor’s degree from the University of Southern California and a master’s degree in business administration from Stanford University Graduate School of Business.

Stephen A. Feinberg — Director of GMAC since March 2009. Feinberg founded Cerberus Capital Management in November 1992. He also founded or cofounded the other Cerberus general partners/management companies and investment

GMAC Inc. • Form 10-K

funds and is the Chief Executive Officer of an affiliated loan origination company. Feinberg began his career at Drexel Burnham Lambert where he was actively involved in trading large pools of firm capital. From 1985 to 1992, after leaving Drexel Burnham Lambert, he managed money in separate accounts, most of which was firm capital of Gruntal & Co., Inc. Feinberg is a 1982 graduate of Princeton University.

Kim S. Fennebresque — Director of GMAC since May 2009. Fennebresque is a senior advisor at Cowen Group, Inc. He previously served as its chairman, president, and chief executive officer where he oversaw all aspects of the management and operations of the company. Fennebresque has extensive business experience and has served as an investment banker for over three decades. He has demonstrated leadership capability and has extensive knowledge of the management of a publicly traded company. The depth and breadth of his exposure to areas of compensation, legal, accounting, and regulatory issues make him a skilled advisor. Prior to joining Cowen Group, Fennebresque served as head of the Corporate Finance and Mergers & Acquisitions departments at UBS. He also was a general partner and co-head of Investment Banking at Lazard Frères & Co. and held various positions at The First Boston Corporation. Fennebresque is a graduate of Trinity College and Vanderbilt Law School. He is currently on the boards of TEAK Fellowship, Fountain House and Common Good.

Michael A. Carpenter — Chief Executive Officer of GMAC since November 2009 and a member of the GMAC Board of Directors since May 2009. He oversees all GMAC strategy and operations to focus on strengthening the core businesses, while positioning the company for long-term growth. Carpenter has broad and deep experience in banking, capital markets, turnarounds, and corporate strategy. Most recently, he founded Southgate Alternative Investments in 2007. From 2002 to 2006, he was chairman and chief executive officer of Citigroup Alternative Investments overseeing $60 billion of proprietary capital and customer funds globally in various alternative investment vehicles. From 1998 to 2002, Carpenter was chairman and chief executive officer of Citigroup’s Global Corporate & Investment Bank with responsibility for Salomon Smith Barney Inc. and Citibank’s corporate banking activities globally. Carpenter was named chairman and CEO of Salomon Smith Barney in 1998, shortly after the merger that created Citigroup, and led the first ever successful integration of a commercial and investment bank. Prior to Citigroup, he was chairman and CEO of Travelers Life & Annuity and vice chairman of Travelers Group Inc. responsible for strategy and business development. From 1989 to 1994, he was chairman of the board, president, and CEO of Kidder Peabody Group Inc., a wholly owned subsidiary of General Electric Company. From 1986 to 1989, Carpenter was executive vice president of GE Capital Corporation. He first joined GE in 1983 as vice president of Corporate Business Development and Planning and was responsible for strategic planning and development as well as mergers and acquisitions. Earlier in his career, Carpenter spent nine years as vice president and director of the Boston Consulting Group consulting to major companies on corporate strategy and three years with Imperial Chemical Industries of the United Kingdom. Carpenter received a bachelor of science degree from the University of Nottingham, England, and an MBA from the Harvard Business School where he was a Baker Scholar. He also holds an honorary degree of Doctor of Laws from the University of Nottingham. He serves on the boards of US Retirement Partners and the New York City Investment Fund and has been a board member of the New York Stock Exchange, General Signal, Loews Cineplex, and various other private and public companies.

Samuel Ramsey — Chief Risk Officer of GMAC since December 2007. In February 2008, Mr. Ramsey was also appointed an Executive Vice President of GMAC. Mr. Ramsey joined GMAC in September 2007 as treasurer. Prior to this, Mr. Ramsey served in various capacities at Bank of America and various predecessor institutions. Most recently, Mr. Ramsey served as chief financial officer, global corporate and investment banking from August 2006 to April 2007. Previous to that, he served in various positions in Global Risk Management (from December 2004 to August 2006) and as a fulfillment and market risk executive in consumer real estate (from April 200 to December 2004).

Robert S. Hull — Chief Financial Officer of GMAC since December 2007. In February 2008, Mr. Hull was also appointed an Executive Vice President of GMAC. Before joining GMAC, Mr. Hull was chief financial officer of Bank of America’s Global Wealth and Investment Management and Principal Investing divisions. He joined Bank of America in 2001 as the senior vice president for strategy and financial planning and following that position, in 2002, was named chief financial officer of the Card Services Division. Prior to joining Bank of America, Mr. Hull served as chief financial officer of Investorforce Holdings, Inc.; Marvel Enterprises, Inc.; and Wise Foods Holdings, Inc. Mr. Hull has a bachelor’s degree from the University of Virginia and a master’s degree in business administration from Harvard Business School.

William F. Muir — President of GMAC since 2004, Chairman of GMAC Insurance Group since June 1999, and a Member of the GMAC Commercial Finance and GMAC Bank Boards of Directors since February 2002 and March 2004,

GMAC Inc. • Form 10-K

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

David J. DeBrunner — Vice-President, Chief Accounting Officer, and Controller of GMAC since September 2007. Mr. DeBrunner joined GMAC from Fifth Third Bancorp (Fifth Third) where he was senior vice president and corporate controller from January 2002 to August 2007. Prior to that position, he served as the chief financial officer for the commercial division of Fifth Third beginning in December 1999. Mr. DeBrunner joined Fifth Third in 1992 and held various financial leadership positions throughout the company. Prior to his time at Fifth Third, he held positions at Deloitte & Touche LLP in the Chicago and Cincinnati offices. Mr. DeBrunner is a certified public accountant with a bachelor’s of science in accounting from Indiana University.

Sanjay Gupta — Chief Marketing Officer of GMAC since March 2008. Mr. Gupta has responsibility for all marketing, e-commerce and product innovation at GMAC. Before joining GMAC, Mr. Gupta held the position of global consumer & small business marketing executive at Bank of America. Prior to joining the Bank of America in 2001, Mr. Gupta served as chief marketing officer of SciQuest.com and before that assignment as managing director of Interactive Marketing and E-Commerce at Federal Express. Mr. Gupta has a bachelor’s degree in electronics engineering from the University of Bombay and a master’s degree in business administration from the University of Texas at Austin with a concentration in finance and management information systems.

Clifford A. Skelton — Chief Technology and Operations Officer of GMAC since January 2008 and has global responsibility for delivering information technology services and support. He is also responsible for restructuring and integration activities as well as activities associated with performance enhancement and efficiency improvement. Mr. Skelton joined GMAC in September 2007. Prior to joining GMAC, Mr. Skelton spent nine years as a senior executive with Bank of America Corporation, most recently serving as the chief operating officer of the Card Services Division. In that role, he had responsibility for all fulfillment and service activities across the debit and credit card businesses for the corporation. Prior to that role, Mr. Skelton was the chief integration officer for Bank of America and led the merger-integration for the Fleet Bank Boston, MBNA Corporation and US Trust Corporation acquisitions. Mr. Skelton also served in senior executive roles in the merchant services, small business banking, and government credit card businesses. Mr. Skelton holds a bachelor’s degree in international relations from the University of Southern California and a master’s degree from Harvard University’s John F. Kennedy School of Government.

Thomas Marano — Chairman, Residential Capital, LLC, since April 2008 and Chief Executive Officer, ResCap, since July 2008. Before joining ResCap, Mr. Marano was a managing director for Cerberus Capital Management, L.P. with responsibility for residential and commercial capital markets. Previously, he served as senior managing director and global head of Mortgage and Asset-Backed Securities at Bear, Stearns & Co. Inc. His tenure at Bear Sterns spanned more than 25 years. Mr. Marano earned a bachelor’s degree from Columbia College in New York City. He serves on the boards of Covenant House and the Intrepid Fallen Heroes Fund, and he is on the Columbia University Board of Visitors.

William B. Solomon, Jr. — GMAC Group Vice President and General Counsel since October 2004. Prior to that time, he served as a practice area manager on the GM legal staff since 1997. Mr. Solomon joined GM as an attorney in 1988.

GMAC Code of Ethics

GMAC has published on its website the GMAC Code of Conduct and Ethics (the Code) that is applicable to all employees and members of the GMAC Board of Directors. The Code further includes certain provisions that apply specifically to GMAC “financial professionals” (as that term is defined in the Code). The Code has been posted on GMAC’s internet website at www.gmacfs.com, under “Investor Relations,” and “Governance.” Any amendment to, or waiver from, a provision of the Code that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions will be posted at this same internet website location as required by applicable law.

GMAC Inc. • Form 10-K

Certain Corporate Governance Matters

Election of Directors — Our current directors were elected pursuant to the terms of the Amended and Restated Governance Agreement dated May 21, 2009 (the Governance Agreement), which we have entered into with certain of our shareholders (see Exhibit 10.2 to our Form 8-K filed on May 22, 2009). Based on the current ownership of our common stock, the Governance Agreement provides that the GMAC Board of Directors (Board) is to be comprised of the following: (1) one director designated by affiliates of Cerberus Capital Management, L.P., (2) four directors designated by the U.S. Department of the Treasury (the Treasury), (3) the chief executive officer of GMAC and (4) three independent directors chosen by the members described in (1) through (3) above. Currently, the Board consists of the Cerberus appointed directors, the chief executive officer of GMAC, two Treasury appointed directors, and two independent directors. There are two Treasury director seats and one independent director seat currently open.

Audit Committee — We have established a separately designated standing Audit Committee. Members currently include Chairman Robert T. Blakely, Mayree C. Clark, and Kim S. Fennebresque. Each member is “independent” as required by Rule 10A-3 of the Exchange Act and under rules of the New York Stock Exchange, and the Board has determined that all members are also qualified as “audit committee financial experts,” as defined by the SEC.

Other Board Committees — We have also established a Risk and Compliance Committee (Risk Committee) and a Compensation, Nominating, and Governance Committee (CNG Committee). Members of the Risk Committee currently include Mayree C. Clark (Committee Chairwoman), Stephen A. Feinberg, Robert T. Blakely, and Franklin W. Hobbs. Members of the CNG Committee currently include Kim S. Fennebresque (Committee Chairman), Robert T. Blakely, and Franklin W. Hobbs.

Director Independence — Our common stock is not registered with the SEC or listed on any stock exchange. As such, we are not required by law to have a majority of our Board consist of independent directors. However, the Amended and Restated Governance Agreement, dated May 21, 2009 (the Governance Agreement) (see GMAC Form 8-K filed with the Securities and Exchange Commission (SEC) on May 22, 2009) provides that, based on the current common stock ownership structure, the GMAC Board is to consist of nine members with three of such members being independent. For this purpose, “independent” is determined in accordance with the rules and regulations promulgated by the SEC and the New York Stock Exchange, each as in effect from time to time. Independent directors are appointed by a majority vote of the Treasury Designated Managers, the Cerberus Designated Managers, and the Management Designated Managers (as those terms are defined in the Governance Agreement) which majority must include at least one designee of the Treasury. The Board has independently and affirmatively determined that all Board members, except for Messrs. Carpenter and Feinberg, meet all requirements for independence. Pursuant to GMAC’s Bylaws, any Board member that qualifies as “independent” under the applicable standards may perform any independent director function (e.g., serve on the audit committee of the Board). Members of the GMAC audit committee include Messrs. Blakely and Fennebresque and Ms. Clark. New York Stock Exchange rules require members of our audit committee to meet the SEC’s definition of “independence” as provided by Rule 10A-3 of the Exchange Act. The GMAC Board has determined that each member of our audit committee meets this independence requirement.

GMAC Inc. • Form 10-K

Item 11.	Executive Compensation

Corporate Governance and Related Disclosures

The Compensation, Nominating, and Governance Committee

GMAC Inc. (GMAC) received approval to become a bank holding company on December 24, 2008. In connection with obtaining that approval and the Company’s participation in the Troubled Assets Relief Program (TARP), GMAC reconstituted its board of directors. Consequently, in May 2009, a new GMAC Board of Directors (the Board) and a new Compensation, Nominating, and Governance Committee (the Committee) were established. The new Committee, designated by the current Board, consists of three non-employee, independent directors. The members of the Committee currently are Kim S. Fennebresque (Committee Chairman), Robert T. Blakely, and Franklin W. Hobbs.

The Committee, pursuant to its new Charter established in May 2009 and formally adopted in October 2009, is responsible for the following:

•

Discharging the Board’s responsibilities with respect to the establishment, maintenance and administration of GMAC’s compensation plans, including determining the total compensation of the Chief Executive Officer and executive officers plus other senior executives designated by the Committee as under its purview;

•	Overseeing GMAC’s leadership development and succession planning programs;

•	Identifying qualified individuals for membership on the Board (consistent with criteria approved by the Board) and to recommend to the Board the director nominees;

•	Determining the director compensation for service on the Board;

•	Leading the Board and its committees in their annual self-evaluation and the annual review of the Board’s performance;

•	Developing and recommending to the Board a corporate governance policy for the Board, and overseeing GMAC’s corporate governance procedures and practices related to the Board; and

•	Performing any and all duties required of it under the Emergency Economic Stabilization Act, as amended, and any regulations or other legal authority promulgated at any time there under (EESA).

The Committee’s charter is available on the Company’s website at www.gmacfs.com.

Compensation, Nominating, and Governance Committee Report

The GMAC Compensation, Nominating, and Governance Committee of the Board of Directors has reviewed and discussed with GMAC management the Compensation Discussion and Analysis and, based on that discussion, recommended it to the GMAC Board of Directors for inclusion in this Form 10-K.

The Committee, with the assistance of GMAC’s Risk Management and Human Resource functions, completed an assessment of the risks associated with GMAC’s compensation policies and practices. To complete such an assessment, the Committee implemented the following process: (1) rank plans in a tiered system based on each plan’s potential to encourage risk taking as determined by the size of the potential payout and the nature of the activities engaged in by participants; (2) identify risk mitigators built into each plan such as caps, clawback features, and mandatory deferrals; and (3) implement as necessary additional risk mitigators or controls in plans. Once this assessment was complete, it was reviewed by senior management and the Committee.

At the end of the risk assessment process, the Committee concluded that (1) the Senior Executive Officer (SEO) compensation programs do not encourage excessive and unnecessary risk taking; (2) other employee compensation plans do not encourage unnecessary or excessive risk taking, threaten the value of the Company, or reward short-term results to the detriment of long-term value creation; and (3) GMAC’s compensation programs do not encourage the manipulation of reported earnings.

GMAC Inc. • Form 10-K

Nevertheless, to further strengthen controls and constrain the potential for excessive risk taking, GMAC developed a comprehensive policy that identifies the appropriate procedures and requirements for establishing, amending, and administering GMAC’s compensation plans. This policy includes the following requirements:

•	Incentive payments will be capped where appropriate;

•	Where caps are not appropriate, additional approvals and/or mandatory deferrals are required for exceptionally high payouts from an uncapped plan;

•	All plans must include recoupment provisions; and

•	All plans must be approved by the appropriate business unit head, and appropriate representatives from the Finance, Human Resources and Risk Management functions.

The Committee, with the assistance of the Company’s Chief Risk Officer, will continue to assess the risks associated with GMAC’s compensation plans every six months and take necessary steps to eliminate features that may encourage excessive risk taking.

The Compensation, Nominating, and Governance Committee certifies that:

•

It has discussed, reviewed, and evaluated with senior risk officers at least every six months during 2009 the SEO compensation plans and employee compensation plans, and the risks these plans pose to GMAC;

•

It has identified and limited during 2009 the features in the SEO compensation plans that could lead SEOs to take unnecessary and excessive risks that could threaten the value of GMAC and identified any features in the employee compensation plans that pose risks to GMAC and limited those features to ensure that GMAC is not unnecessarily exposed to risks; and

•

It has reviewed at least every six months during 2009 the terms of each employee compensation plan and identified features in the plans that could encourage the manipulation of reported earnings of GMAC to enhance the compensation of an employee and has limited these features that would encourage the manipulation of reported earning of GMAC.

THE COMPENSATION, NOMINATING AND GOVERNANCE COMMITTEE

Kim S. Fennebresque (Committee Chairman)
Robert T. Blakely
Franklin W. Hobbs

Compensation, Nominating, and Governance Committee Process

GMAC’s executive compensation programs are administered by the Committee. The Committee consists of three independent directors, Kim S. Fennebresque (Committee Chairman), Robert T. Blakely, and Franklin W. Hobbs. During 2009, the Committee met ten times.

The Committee generally considers, but is not required to adopt, the recommendations of the CEO and other members of senior management in determining the compensation of senior executives under its purview, including our named executive officers (NEOs, who are also our SEOs for purposes of the TARP requirements), and in making changes to our executive compensation program. The Committee determines the compensation of the CEO without recommendations from the CEO or from management. The Committee also meets periodically in executive session without the presence of any members of management.

The Committee periodically reviews GMAC’s executive compensation programs with GMAC’s Chief Risk Officer. The Committee’s policy is to meet with the Chief Risk Officer at least twice a year, and more frequently as deemed necessary, to discuss and review the relationship between GMAC’s risk management policies and practices and the incentive compensation arrangements applicable to our NEOs to ensure that such arrangements do not encourage our NEOs to take unnecessary and excessive risks that could threaten the value of GMAC. Consistent with the Committee’s conclusions described above,

GMAC Inc. • Form 10-K

GMAC does not believe that its employee compensation policies and practices are reasonably likely to have a material adverse effect on GMAC. The Committee has delegated to the CEO the authority to determine cash compensation and to grant long-term cash incentive awards to executives below the approximately 25 highest-compensated executives, whose compensation is under the purview of the Committee.

Frederic W. Cook & Co. (Cook) has been appointed by the Committee to serve as its independent advisor. Cook reports directly to the Committee and provides ongoing advice with respect to the plans and programs covering the executives, including our NEOs, for which the Committee is responsible. Cook reviews all materials developed by management in advance of Committee meetings, provides comments on such materials to the Chair, provides advice and recommendations concerning changes to our plans and programs, as well as information on market practices and trends, and attends meetings of the Committee. During 2009, Cook conducted a competitive assessment of CEO compensation to assist the Committee in determining pay recommendations for approval by the Special Master for TARP Executive Compensation (Special Master), as discussed further in the Compensation Discussion and Analysis below. In addition, during 2009, Cook provided competitive information, advice, and recommendations for a compensation program for GMAC’s new Board. Cook undertakes no separate work for the management of GMAC.

In addition to the Committee’s relationship with Cook, management separately engaged Hewitt Associates, LLC. (Hewitt) during 2009 to provide assistance on executive compensation matters. Hewitt conducted a competitive assessment of compensation for the 25 highest-compensated executives that was used in determining pay recommendations for submission to the Special Master. As part of Hewitt’s advisory role to management, Hewitt attends Committee meetings and participates in discussions related to executive compensation.

Compensation Discussion & Analysis

Introduction

Over the past two years, a new management team was recruited with the requisite skills and experience to lead and manage a company of GMAC’s size and complexity. In November 2009, Mr. Alvaro de Molina resigned as CEO and Mr. Michael Carpenter was appointed as his replacement. Mr. Carpenter was a member of the GMAC Board prior to his appointment as CEO.

The Company sought and received approval to become a bank holding company in December 2008. In addition, GMAC has received a series of investments from the U.S. Department of Treasury in return for preferred equity and other securities pursuant to TARP, which was established under the Emergency Economic Stabilization Act (EESA). Our participation in TARP has helped enable us to continue with our core mission of providing support to the auto industry through lending to auto dealers and their customers. It is our goal to repay the U.S. taxpayers in full as quickly as practicable without sacrificing our core mission.

TARP Executive Compensation Limitations

In connection with our participation in TARP and certain determinations of the Special Master, GMAC is subject to certain limitations on executive compensation, the most significant of which are listed below:

•	Cash salaries generally limited to $500,000, except in special cases;

•	The majority of an SEO’s salary paid in equity that must be held long-term;

•	Incentive compensation granted in the form of long-term restricted equity contingent on performance and paid out after incremental TARP repayments;

•	Perquisites and “other” compensation capped at $25,000, with limited exceptions;

•	Suspension of supplemental executive retirement plans;

•	Prohibition on incentives for SEOs, that could cause them to take unnecessary or excessive risks;

GMAC Inc. • Form 10-K

•	Clawback of any bonus or incentive compensation paid to an SEO based on statements of earnings, gains, or other criteria that are later proven to be materially inaccurate; and

•	Prohibition on any severance payable to the top 10 most highly-compensated employees.

These limitations apply until GMAC is no longer subject to TARP.

GMAC Compensation Program Overview and Philosophy

GMAC’s compensation philosophy has been, and continues to be, that compensation should drive long-term value creation for our shareowners. Total compensation for each employee should be based on individual and Company performance, market practice, and the value of the employee’s position at GMAC. Our compensation programs should not encourage unnecessary or excessive risk taking. In addition, our compensation plans should be designed to achieve performance enabling us to repay the U.S. taxpayers as quickly as practicable.

GMAC supports the compensation principles underlying the TARP compensation rules, and we believe our compensation philosophy is consistent with the TARP compensation principles. The Special Master has required that the majority of compensation for NEOs and next 20 highest-compensated employees be in the form of long-term stock or stock units, that such stock or stock units should be held for specified minimum periods of time, and that incentive payments should be subject to recoupment if paid based on information that is subsequently found to be materially inaccurate. The Company and the Committee fully support and have implemented these principles for our NEOs and the next 20 highest-compensated employees.

The Pay Process for 2009

For 2009, pay for the NEOs (except for Mr. Marano, who was not subject to the Special Master’s jurisdiction in 2009) and for the next 20 highest-compensated employees was determined by the Special Master, following a collaborative process among management, the Committee, and the Special Master. We expect to follow a similar process for 2010.

In 2009, we began by accumulating market data, as more particularly described below, and shared these data with the Committee which, after deliberations, determined pay packages to recommend for the NEOs and the next 20 highest-compensated employees. These pay packages were designed with a view toward compliance with the TARP limitations, and the principles underlying those limitations.

The pay packages as determined by the Committee were submitted to the Special Master on August 14, 2009. On October 22, 2009, we received a determination letter from the Special Master that contained revised pay packages the Special Master deemed appropriate. The most significant change to the proposals determined by the Committee as set forth in the Special Master’s determination letter were the caps imposed on cash compensation.

Assessing GMAC Compensation Competitiveness

We periodically compare our total annual cash compensation against a peer group of other comparably sized global financial services companies with whom we compete for business and senior executive talent in the auto finance, mortgage finance, commercial finance, and insurance markets. We use publicly available SEC reported pay data from a peer group of companies approved by the Committee to conduct the competitive assessment for the CEO and CFO positions. For the other NEO and senior executive positions, we use market survey data from a second grouping of companies to conduct the competitive assessments. The second grouping of companies is necessary because not all of the peer group companies participate in market surveys that are available to the company, and the pay information for relevant positions is not publicly available. Wherever practical, the market survey group of companies includes companies that are part of the peer group approved by the Committee.

For 2009, the Committee approved the use of the following peer group of 14 financial services companies listed below to conduct the competitive assessment for the CEO and CFO compensation:

• AFLAC Inc.	• GE Capital Services	• SunTrust Banks, Inc.
• American Express Company	• Genworth Financial, Inc.	• U.S. Bancorp
• Capital One Financial Corporation	• Hartford Financial Services	• Unum Group
• CIT Group Inc.	• MetLife Inc.	• Wells Fargo & Company
• Ford Motor Credit	• Prudential Financial Inc.

GMAC Inc. • Form 10-K

These peer group data were used to evaluate compensation for the CEO and CFO positions, with the exception of Ford Motor Credit and GE Capital Services, who only report CEO compensation in their parent company SEC statements.

For 2009, survey data were used for the remaining NEOs and other senior executive positions from Hewitt’s Total Compensation Measurement™ (TCM™) database. Because not all peer group companies participate in this database, data came from the following group of financial services companies that are similar in size to GMAC:

• Aetna Inc.	• Fidelity Investments	• State Street Corporation
• AFLAC Inc.	• Freddie Mac	• SunTrust Banks, Inc.
• Allstate Insurance Company	• Genworth Financial, Inc.	• The Hartford Financial Services Group
• American Express Company	• Humana, Inc.	• The PNC Financial Services Group, Inc.
• AIG, Inc.	• ING Americas, Inc.	• The Travelers Companies, Inc.
• Bank of New York Mellon	• Kaiser Permanente	• U.S. Bancorp
• BB&T Corporation	• MetLife Inc.	• US Automobile Association
• Capital One Financial Corporation	• National City Corporation	• United Health Group
• Chubb Corporation	• New York Life Insurance Co.	• Wachovia Corporation
• CIGNA Corporation	• Regions Financial Corporation	• Washington Mutual, Inc.
• Fannie Mae	• Sallie Mae, Inc.	• Wellpoint, Inc.
	• State Farm Insurance Co.	• Wells Fargo & Company

In the past, our compensation philosophy has been to target base salaries and employee benefits at median competitive levels and to set annual incentive targets to deliver 75th percentile total annual cash compensation commensurate with achievement of aggressive performance goals. If annual performance was not achieved, annual incentives could be reduced or eliminated, and total annual cash compensation would typically fall below the market median.

During 2009, the Company completed a competitive assessment to determine the competitiveness of our NEOs’ current pay levels and to provide support for the pay levels recommended to the Special Master. Due to the pay restrictions under TARP, including limitations on incentive compensation, pay recommendations were developed based on market competitive total compensation rather than each of the individual elements of pay (i.e., base salary, annual incentives, and long-term incentives).

Management and the Committee first identified market competitive levels of total compensation for each of the NEOs (see Role of Management in Compensation Decisions below for more detail on management’s role). Proposed total compensation for each of the NEOs was then targeted to be competitive, between the 50th and 75th percentiles of the market data. Consistent with TARP requirements, base salary was calculated at two-thirds of total compensation and potential incentive restricted stock units (IRSUs) were calculated as no more than one-third of total compensation. The Committee may approve grants of IRSUs from 0% to 100% of the maximum allowed based on the assessment of each NEO’s individual performance in 2009 against approved goals and objectives that were submitted to the Special Master.

Once the Committee determined the proposed compensation packages for the NEOs, they were submitted to the Special Master for approval. The Special Master then reviewed the proposed packages to determine if they were aligned with TARP requirements. The Special Master subsequently issued a determination letter, dated October 22, 2009, outlining the final design and allocation of pay approved for the NEOs.

Role of Management in Compensation Decisions

Management monitors the competitiveness of compensation levels of senior executives, including our NEOs. The Chief Human Resources Officer prepares pay recommendations for NEOs other than the CEO based on individual performance, internal equity, and competitive market data. These recommendations are presented to and discussed with the CEO, who finalizes the recommendations for presentation to the Committee. The Committee then reviews and determines the proposed compensation for the NEOs, which is submitted to the Special Master for final determination.

The process is similar for CEO pay; however, the Committee alone (without the recommendations of management) determines pay level recommendations to submit to the Special Master. The Committee may also seek input from Cook and other independent advisors as it deems necessary.

GMAC Inc. • Form 10-K

Components of GMAC Compensation Program

Due to the TARP restrictions on cash compensation and limitations on incentive compensation, base salary, which is typically solely cash-based, was delivered in a combination of cash and equity. Additionally, all NEOs are ineligible to receive annual cash incentives, but are eligible to receive incentives of up to one-third of total compensation in the form of long-term IRSUs. We also offered a limited selection of perquisites and other benefits in order to enhance the effectiveness of our NEOs in focusing their time and energy on performing their duties and responsibilities and to enable us to offer a competitive compensation package to attract and retain senior executive talent.

Base Salary

We pay base salary in order to provide a predictable level of compensation that is competitive in the marketplace for the position responsibilities and individual skills, knowledge, and experience of each executive.

Due to the pay restrictions under TARP, the form and level for paying base salary changed significantly in 2009. The Special Master made final determinations regarding 2009 base salary for the NEOs (other than Mr. Marano), along with the 20 other highest-compensated employees at GMAC. The base pay for Mr. Marano was determined by GMAC’s pre-May 2009 Compensation Committee. The following table shows base salary for the NEOs (excluding Mr. de Molina) in 2009:

	2009 Base salary
NEO	Cash ($)	Equity (Deferred stock units) ($)	Total ($)
Michael A. Carpenter	119,726 (partial year only)	682,438 (partial year only)	802,164
Robert S. Hull	517,307	2,730,000	3,247,307
Samuel Ramsey	776,923	4,437,500	5,214,423
Thomas Marano	2,419,231	135,885	2,555,116
Sanjay Gupta	430,769	2,208,333	2,639,102

The equity portion of salary was delivered in the form of deferred stock units (DSUs), which vest immediately, but are subject to restrictions on the timing of payout. DSUs cannot be paid out until at least two years after the date of grant. After the two-year time restriction has passed, the DSUs will be paid out in installments beginning immediately and continuing over the next three years. Mr. Marano’s pay package for 2010 has been modified to comply with the TARP restrictions. For 2010, his current cash salary rate is $500,000 per year and his DSUs are $3,500,000 per year. Compensation levels for the NEOs for 2010 have not been determined by the Special Master as of the date of this report.

Annual Cash Incentives

All NEOs were ineligible to receive annual cash incentives in 2009 due to restrictions under TARP and will continue to be ineligible for as long as the TARP restrictions are in place.

Long-term Equity-based Incentives

Due to the restrictions under TARP, grants of performance-based long-term incentives to the NEOs and the next 20 highest-compensated employees for 2009 were made within the parameters and conditions established by the Special Master. As such, the Company introduced IRSUs for 2009 as the only incentive compensation for the top 25 highest-compensated executives. In addition, the Company grants restricted stock units (RSUs) to approximated 500 executives below the top 25 highest-compensated executives.

To determine the value of the IRSU awards for each of the NEOs, the Committee reviewed and approved the individual goals and objectives for 2009. These individual goals and objectives related both to GMAC performance and individual performance. The specific value of the IRSU awards granted to the CEO and the NEOs was determined based on the Committee’s judgment of how each executive performed relative to these objectives and within the limitations established by the Special Master, including an overarching limitation of one-third of total compensation.

These IRSU awards vest in full three years after they are granted. After the vesting requirement is met, the NEOs will receive payouts only when the Company starts to repay its TARP obligations. Payouts will be made on an incremental basis. For example, after the vesting requirement is met and GMAC repays 25% of the TARP obligations, 25% of the value of the

GMAC Inc. • Form 10-K

vested IRSU award will be paid to the NEOs (the payout schedule is the same for all NEOs and the next 20 highest-compensated employees receiving these awards). The NEOs receive additional installments equal to 25% of the vested IRSU value after 50%, 75%, and 100% of the TARP obligations have been repaid.

At the conclusion of 2009, the Committee determined the IRSU awards to be granted to each NEO (except Mr. Marano) following a review of their individual performance and the performance of the Company. Based on this review, the Committee granted 100% of the amount previously authorized by the Special Master. For Mr. Marano, the amount of long-term incentives authorized was established in his employment agreement.

Determining Mr. Carpenter’s 2009 Pay Package

Mr. Carpenter was appointed CEO of GMAC effective November 2009, following the resignation of Mr. de Molina. Subsequently, based on market data prepared in connection with the initial submission to the Special Master with respect to Mr. de Molina, a pay package was developed by the Committee in a form similar to the structure approved for the other NEOs and submitted to the Special Master for approval. The Special Master set the compensation for Mr. Carpenter in a determination letter dated December 20, 2009 as follows:

Base salary		Restricted stock units	Target total compensation
Cash	Deferred stock units
$950,000	$5,415,000	$3,135,000	$9,500,000

On January 28, 2010, the Committee determined the IRSU awards to be granted to Mr. Carpenter following its review of his individual performance as CEO during calendar 2009 and the performance of the Company. Based on this review, the Committee granted 100% of the pro-rata amount previously authorized by the Special Master.

Benefits and Perquisites

We provide our NEOs with broad-based benefits that are generally available to all of our employees in order to further our goal of attracting and retaining senior executives of outstanding ability. Our benefit program includes the GMAC Retirement Savings Plan. We provide the savings plan in lieu of higher current cash compensation to ensure that employees have a source of retirement income and because these plans enjoy more favorable tax treatment than current compensation. Under this plan, employee contributions of up to 6% of salary were matched 100% by GMAC. GMAC also provided an additional 2% non-matching contribution on both salary and annual incentives.

Through October 16, 2009, employer contributions were based on total salary and annual incentives an employee earned. However, pursuant to the determination letter from the Special Master, the nonqualified portion of the program was suspended. Therefore, employer contributions for the remainder of the year were made under the qualified portion of the plan only, which limits contributions to pay up to $245,000.

In the past, NEOs have also typically been eligible for limited perquisites and supplemental benefits for the reasons explained above. For 2009, perquisites included an allowance for the purchase or lease of a General Motors or Chrysler vehicle and financial counseling. Beginning in 2010, the vehicle allowance has been eliminated for all employees of the Company, and has been replaced with an increase in base salary paid in cash in an amount to partially offset the loss of the allowance. The NEOs also receive supplemental life insurance and personal umbrella liability insurance. For NEOs working in New York, parking in the office building was also provided. For 2009, in accordance with the TARP restrictions, the total value of these perquisites and supplemental benefits was capped at $25,000, absent the Special Master’s approval for any exception or for contractual commitments entered into prior to February 17, 2009.

GMAC Inc. • Form 10-K

Long-term Compensation Structure

Based on the compensation structure for 2009, long-term equity-based compensation, represented by DSUs and IRSUs, comprises a significant portion of each NEO’s total compensation. The long-term equity-based portion of total compensation for each NEO and its associated percentage of total compensation for 2009 are as follows:

	Total compensation ($)	Long-term equity-based compensation
Name		Dollar amount awarded ($)	Percent of total compensation (%)
Michael A. Carpenter	802,164	682,438	85
Robert S. Hull	4,916,507	4,345,000	88
Samuel Ramsey	7,708,083	6,750,500	88
Thomas Marano	5,694,333	3,223,100	57
Sanjay Gupta	3,979,527	3,508,333	88

Employment Agreements and Severance

GMAC currently has no employment agreements with any of the NEOs.

Prior to GMAC’s participation in TARP, the Company provided its NEOs and other employees with market competitive levels of severance. As a condition to participating in TARP, GMAC’s NEOs and the next five most highly compensated employees are not eligible for any severance in the event of termination of employment. These restrictions apply until GMAC repays its TARP obligations.

Clawback Provisions

In connection with the risk assessment GMAC conducted in 2009, the Company has reviewed all of its incentive compensation programs to ensure they include language allowing the Company to recoup incentive payments made to recipients in the event those payments were based on financial statements that are later found to be materially inaccurate. Incentive plans that did not include such language were revised to allow for incentive payments to be recovered. A recipient who fails to promptly repay GMAC under such circumstances is subject to termination of employment.

GMAC Inc. • Form 10-K

Summary Compensation Table

Name and principal position	Year	Salary ($) (a)	Bonus ($) (b)	Stock awards ($) (c) (d)	Option awards ($) (e)	All other compensation ($) (f)	Total ($)
Michael A. Carpenter	2009	119,726	—	682,438	—	35	802,199
Chief Executive Officer

Robert S. Hull	2009	517,307	—	4,345,000	—	54,210	4,916,517
Executive Vice President, Chief Financial Officer	2008	500,000	250,000	5,970,340	353,920	1,855,344	8,929,604
	2007	51,282	1,300,000	—	—	—	1,351,282

Samuel Ramsey	2009	776,923	—	6,750,500	—	180,660	7,708,083
Chief Risk Officer	2008	575,000	1,000,000	8,204,024	314,989	2,757,871	12,851,884

Thomas Marano	2009	2,419,231	—	3,223,108	—	51,994	5,694,333
Chief Executive Officer, ResCap, and Chief Capital Markets Officer

Sanjay Gupta	2009	430,769	—	3,508,333	—	40,425	3,979,527
Chief Marketing Officer	2008	333,333	1,262,500	3,665,352	141,568	574,776	5,977,529

Alvaro G. de Molina	2009	1,221,538	—	2,310,000	—	183,042	3,714,580
Former Chief	2008	1,200,000	—	10,495,380	1,061,760	4,802,729	17,559,869
Executive Officer	2007	386,923	900,000	2,951,289	1,535,548	2,936,397	8,710,157

(a)	Amounts represent the cash portion of the base salary earned from each executive’s employment commencement with GMAC. These dates are: November 15, 2009, for Mr. Carpenter; November 26, 2007, for Mr. Hull; May 1, 2009, for Mr. Marano; and March 3, 2008, for Mr. Gupta. Mr. de Molina resigned effective November 15, 2009. The amounts shown as salary do not include the DSU award values that are part of the executive’s base salary and are shown as stock awards in this table.
(b)	No NEO received a discretionary bonus under our Annual Incentive Plan for 2009. The 2008 total for Messrs. Hull and Ramsey represent discretionary midyear spot awards that were provided to each in recognition of their substantial contributions to securing GMAC’s first financial restructuring of 2008. Mr. Gupta’s 2008 total represents a $700,000 sign-on bonus following his hiring to compensate for value he forfeited with his former employer when he joined GMAC and $662,500 for a discretionary bonus under our Annual Incentive Plan. Mr. Hull’s 2007 total represents a sign-on bonus following his hiring to compensate for value he forfeited with his former employer when he joined GMAC. This bonus was previously reported under All Other Compensation in 2007. The 2007 total for Mr. de Molina represents discretionary payments made under our Annual Incentive Plan.
(c)	Represents the grant date fair value of the GMAC RSU, DSU, and IRSU awards for 2009 in accordance with ASC 718 and was not necessarily the cash payment received. The amount for Mr. Carpenter does not include $395,096 of DSU awards that were granted in January 2010 for performance in 2009, as per the SEC rules, these IRSU awards will be shown in the 2010 Summary Compensation table. The RSU value shown for Mr. Marano represents the grant date fair value of his RSU awards granted in 2009. Subsequent to the grant, RSU awards with a fair value of $671,135 were vested and settled, and RSU awards with a fair value of $2,013,407 were converted to IRSU awards with the original RSU grant date. The amounts for each NEO for 2009 are displayed in the following table:

Name	RSU ($)	DSU ($)	IRSU ($)	Total ($)

Michael A. Carpenter	—	682,438	—	682,438
Robert S. Hull	—	2,730,000	1,615,000	4,345,000
Samuel Ramsey	—	4,437,500	2,313,000	6,750,500
Thomas Marano	2,684,542	135,885	402,681	3,223,108
Sanjay Gupta	—	2,208,333	1,300,000	3,508,333
Alvaro de Molina	—	2,310,000	—	2,310,000

(d)	Represents the grant date fair value of the GMAC RSU and MPI awards for 2008 in accordance with ASC 718 and was not necessarily the cash payment received. The 2007 amount for Mr. de Molina is attributable to MPI awards. See Note 24 to our Consolidated Financial Statements in this Form 10-K for a discussion of the valuation assumptions for the awards. The amounts for each NEO for 2008 are displayed in the following table:

Name	RSU ($)	MPI ($)	Total ($)

Robert S. Hull	3,652,500	2,317,840	5,970,340
Samuel Ramsey	6,202,500	2,001,524	8,204,024
Sanjay Gupta	2,970,000	695,352	3,665,352
Alvaro de Molina	7,297,500	3,197,880	10,495,380

(e)	Represents the grant date fair value of the GMAC LTIP awards in accordance with ASC 718 and not necessarily the cash payments received with respect to the years ended December 31, 2008 and 2007. There was no cash compensation paid to our NEOs in 2008 with respect to these awards and none of the awards is currently outstanding. See Note 24 to our Consolidated Financial Statements in the Form 10-K for a discussion of the valuation assumptions for the awards.
(f)	See the All Other Compensation in 2009 section below for further details.

GMAC Inc. • Form 10-K

All Other Compensation in 2009

	Michael A. Carpenter	Robert S. Hull	Samuel Ramsey	Thomas Marano	Sanjay Gupta	Alvaro G. de Molina
Executive company vehicle program (incremental cost) (a)	$—	$12,462	$—	$7,846	$12,462	$11,077
Financial counseling (b)	—	—	7,500	—	—	—

Total perquisites	—	12,462	7,500	7,846	12,462	11,077
Life and liability insurance (c)	35	4,025	5,945	2,325	2,825	6,104
401(k) matching contribution (d)	—	25,369	19,600	4,900	19,600	4,900
Nonqualified Benefit Equalization Plan (e)	—	12,354	32,969	36,923	5,538	13,846
Unused paid-time-off payment (f)	—	—	—	—	—	147,115
Relocation payment (g)	—	—	114,646	—	—	—

Total all other compensation	$35	$54,210	$180,660	$51,994	$40,425	$183,042

(a)	For 2009, each executive, including our NEOs, was offered participation in a voluntary executive vehicle program whereby the executive received $1,000 per month towards the purchase or lease of a GM vehicle. This program was eliminated on December 31, 2009.
(b)	We provide a taxable allowance to certain senior executives for financial counseling and estate planning services with one of several approved providers. Named executives are provided an enhanced financial and estate planning service. This program does not provide for tax preparation services. Costs associated with this benefit are reflected in the table above, based on the actual charge for the services received. Any taxes assessed on the imputed income for the value of this service are the responsibility of the executive.
(c)	Represents the total cost of life and liability insurance for 2009.
(d)	Represent the employer contribution and match amount made to the employees’ 401(k) fund.
(e)	Represents the employer contribution and match made for earnings in excess of the IRS 401(k) earnings limit of $245,000 annually. Pursuant to the Special Master’s determination letter dated October 22, 2009, contributions to this excess plan have been suspended. Amounts shown reflect the contributions made prior to the receipt of the determination letter.
(f)	Represents the payment to Mr. de Molina pursuant to his resignation associated with the paid-time-off balance he earned but had not used. This type of payment is made to all employees with an unused paid-time-off balance upon termination. At December 31, 2009, all accrued paid-time-off balances for executives were frozen.
(g)	Represents the relocation payments made to Mr. Ramsey.

GMAC Inc. • Form 10-K

Alternative Realized Compensation Table

The Summary Compensation Table shown above was prepared using current SEC requirements. These standards require the display of compensation for long-term equity to be based on its fair value at the date of grant and not the actual compensation paid to each NEO. The following table represents the compensation amounts received or vested (realized) by our NEOs for each period presented. The salary, bonus, and all other compensation are calculated the same for both tables. The long-term equity awards column in the table below is the sum of any cash amounts received for their long-term equity awards and the fair value for their equity awards that vested during the period (unless the subsequent cash payout for the award is shown in a following period.

Name and principal position	Year	Salary and bonus ($)	Long-term equity awards ($) (a) (b) (c)	All other compensation ($)	Total ($)
Michael A. Carpenter	2009	119,726	682,438	35	802,199
Chief Executive Officer

Robert S. Hull	2009	517,307	2,851,114	54,210	3,422,631
Executive Vice President, Chief Financial Officer	2008	750,000	2,409,998	1,855,344	5,015,342
	2007	1,351,282	—	—	1,351,282

Samuel Ramsey	2009	776,923	4,643,519	180,660	5,601,102
Chief Risk Officer	2008	1,575,000	2,472,830	2,757,871	6,805,701

Thomas Marano	2009	2,419,231	807,020	51,994	3,278,245
Chief Executive Officer, ResCap, and Chief Capital Markets Officer

Sanjay Gupta	2009	430,769	2,306,972	40,425	2,778,166
Chief Marketing Officer	2008	1,595,833	769,181	574,776	2,939,790

Alvaro G. de Molina	2009	1,221,538	2,310,000	183,042	3,714,580
Former Chief Executive Officer	2008	1,200,000	4,819,810	4,802,729	10,822,539
	2007	1,286,923	—	2,936,397	4,223,320

(a)	The 2009 amounts shown represent the vested fair value for the DSU awards and the cash received for the vested portion of the RSU awards.

Name	RSU ($)	DSU ($)	Total ($)

Michael A. Carpenter	—	682,438	682,438
Robert S. Hull	121,114	2,730,000	2,851,114
Samuel Ramsey	206,019	4,437,500	4,643,519
Thomas Marano	671,135	135,885	807,020
Sanjay Gupta	98,639	2,208,333	2,306,972
Alvaro de Molina	—	2,310,000	2,310,000

(b)	The 2008 amounts shown represent the cash received for the vested portion of the RSU awards and the Company’s purchase of the MPI awards. The amounts for each NEO for 2008 are displayed in the following table:

Name	RSU ($)	MPI ($)	Total ($)

Robert S. Hull	89,998	2,320,000	2,409,998
Samuel Ramsey	152,830	2,320,000	2,472,830
Sanjay Gupta	73,181	696,000	769,181
Alvaro de Molina	179,810	4,640,000	4,819,810

(c)	There was no value realized by our NEO’s for the LTIP awards granted. These awards are no longer outstanding.

GMAC Inc. • Form 10-K

Grants of Plan-based Awards in 2009 — Estimated Future Payments under Equity Incentive Plan Awards

The following table represents GMAC RSU, DSU, and IRSU awards, which are stated in basis points.

Name	Award		Grant date (a)	All other stock awards: number of shares of stock or units (b)	Exercise or base price of option awards ($/BP)	Grant date fair value of stock and option awards ($) (c)
Michael A. Carpenter (d)	DSU		12/23/09	1.09	—	682,438

Robert S. Hull	DSU		10/12/09	4.37	—	2,730,000
	IRSU		12/31/09	2.59	—	1,615,000

Samuel Ramsey	DSU		10/12/09	7.11	—	4,437,500
	IRSU		12/31/09	3.70	—	2,313,000

Thomas Marano	RSU	(e)	10/28/09	4.30	—	2,684,542
	DSU		12/09/09	0.22	—	135,885
	IRSU		12/31/09	0.65	—	402,681

Sanjay Gupta	DSU		10/12/09	3.54	—	2,208,333
	IRSU		12/31/09	2.08	—	1,300,000

Alvaro G. de Molina	DSU		10/12/09	3.70	—	2,310,000

(a)	The DSU awards are granted ratably in each pay period. The grant date listed is the first pay period that the awards were granted for each NEO.
(b)	The award grants are expressed as basis points. Each basis point represents 0.01% of the fair value of GMAC at the valuation date.
(c)	The grant date fair value amounts shown do not reflect realized cash compensation by the NEOs, which is described in the Stock Awards Vested Table for the RSU awards. The value shown represents the computed fair value at the date of grant of each award in accordance with ASC 718, which was $624,300 per basis point for each award. For a further discussion of the valuation, see Note 24 to our Consolidated Financial Statements in this Form 10-K.
(d)	The awards for Mr. Carpenter do not include 0.63 basis points of IRSU awards with a grant date fair value of $395,096 that were granted in January 2010 for 2009 performance. As per SEC rules, these IRSU awards will be shown in the Grants of Plan-based Awards table in 2010.
(e)	The unvested portion of Mr. Marano’s RSU award was converted into an IRSU with its original grant date and is shown as such in the Outstanding Equity Awards Table.

Outstanding Equity Awards at 2009 Fiscal Year End — Stock Awards

The following table provides information for the named executive officers regarding the GMAC RSU and IRSU awards outstanding at 2009 year-end.

Name	Grant date	Number of shares or units of stock that have not vested (#) (a)	Market value of shares or units of stock that have not vested ($) (a)
Robert S. Hull	09/15/2008	2.92	364,591
	12/31/2009	2.59	1,615,000

Samuel Ramsey	09/15/2008	4.96	619,306
	12/31/2009	3.70	2,313,000

Thomas Marano	10/28/2009	3.23	2,013,407
	12/31/2009	0.65	402,681

Sanjay Gupta	09/15/2008	2.38	297,167
	12/31/2009	2.08	1,300,000

(a)	Amounts shown represent GMAC RSU and IRSU awards granted to named executives that have not vested. The RSU awards vest ratably over five years, and the IRSU awards cliff vest over three years, in each case subject to continued service with GMAC. Each award represents one basis point of the fair value of GMAC. The market value for each award is determined by the Board, as required by the plan, based on the fair value of GMAC at December 31, 2009. During 2009, each NEO vested in 20% of their 2008 RSU awards. No portion of the 2009 IRSU grant vested during 2009.

GMAC Inc. • Form 10-K

The table above does not include 0.63 basis points of IRSU awards for Mr. Carpenter with a grant date fair value of $395,096 that were granted in January 2010 for 2009 performance. As per SEC rules, these IRSU awards will be shown in the Outstanding Equity Awards table in 2010.

Options Exercised and Shares Vested in 2009

During 2009, no stock options were exercised by the named executive officers.

The following table reflects the GMAC RSU and DSU awards that vested in 2009.

Name	Number of shares acquired on vesting (#) (a)	Value realized on vesting ($) (b)
Michael A. Carpenter	1.09	682,438

Roberts S. Hull	0.97	121,114
	4.37	2,730,000

Samuel Ramsey	1.65	206,019
	7.11	4,437,500

Thomas Marano	1.08	671,135
	0.22	135,885

Sanjay Gupta	0.79	98,639
	3.54	2,208,333

Alvaro G. de Molina	3.70	2,310,000

(a)	Amounts shown represent the 2009 vesting of the continued service portion of the granted GMAC RSU awards and the 2009 DSU awards that are vested once granted. Each unit represents one basis point of the fair value of GMAC.
(b)	The value realized for the vested shares is determined by the Board, as required by the plan, based on the fair value of GMAC at December 31, 2009. The value for 2008 RSU awards were diluted based on certain capital transactions which occurred at the end of 2008.

GMAC Inc. • Form 10-K

Nonqualified Deferred Compensation in 2009

The table below reflects year-end balances, company distributions, and all earnings associated primarily with the GMAC nonqualified equalization plan. This plan allows company contributions to this plan to continue after the IRS maximum limits under out 401(k) plan have been reached.

Nonqualified deferred compensation
Name	Plan name	Executive contributions in last FY ($)	Registrant contributions in last FY ($)	Aggregate earnings in last FY ($)	Aggregate withdrawals/ distributions ($)	Aggregate balance at last FYE ($) (b)
Michael A. Carpenter	Nonqualified Benefit Equalization Plan (a)	—	—	—	—	—

Roberts S. Hull	Nonqualified Benefit Equalization Plan (a)	—	12,354	2,834	—	23,527

Samuel Ramsey	Nonqualified Benefit Equalization Plan (a)	—	32,969	6,817	—	53,368

Thomas Marano	Nonqualified Benefit Equalization Plan (a)	—	36,923	2,285	—	39,208

Sanjay Gupta	Nonqualified Benefit Equalization Plan (a)	—	5,538	1,140	—	7,319

Alvaro G. de Molina	Nonqualified Benefit Equalization Plan (a)	—	13,846	5,653	—	—

(a)	GMAC maintains a nonqualified benefit equalization plan for highly compensated employees, including the NEOs. This plan is a nonqualified savings plan designed to allow for the equalization of benefits for highly compensated employees under the GMAC 401K Program when such employees’ contribution and benefit levels exceed the maximum limitations on contributions and benefits imposed by Section 2004 of the Employee Retirement Income Security Act of 1974, as amended, and Section 401(a)(17) and 415 of the Internal Revenue Code of 1986, as amended. This plan is maintained as an unfunded plan and all expenses for administration of the plan and payment of amounts to participants are borne by GMAC. Each participant is credited with earnings based on a set of investment options selected by the participant similar to 401(k) investment option to all employees. Pursuant to the Special Master’s determination letter dated October 22, 2009, contributions to this plan were suspended. Therefore, the amounts shown reflect contributions made by the Company prior to receipt of the determination letter.
(b)	Mr. de Molina forfeited his benefit, as he resigned prior to his balance vesting, resulting in an ending balance for him of $0.

Retirement Programs Applicable to Executive Officers

Effective December 1, 2006, all GMAC executives participate in a nonqualified “excess” defined contribution plan which provides for matching and nonmatching 401(k) contributions that exceed the limits applicable to the tax-qualified 401(k) plan. In addition, the 2% nonmatching contribution was credited on bonus payments starting with the 2008 bonus payment made in 2009. As noted above, Company contributions to this plan have been suspended pursuant to the Special Master’s determination letter on pay restrictions dated October 22, 2009.

Executive Compensation — Postemployment and Termination Benefits

As a condition to participating in TARP, GMAC’s NEOs and next five highest paid employees waived any right to severance in the event of their termination of employment. These waivers apply until GMAC repays its TARP obligations to the U.S. Department of Treasury. As of December 31, 2009, none of our NEOs were eligible to retire under any qualified or nonqualified GMAC retirement plan.

2009 Director Compensation

Employee directors do not receive any separate compensation for their Board activities. Non-employee directors receive the compensation described below.

Each non-employee director receives an annual retainer of $180,000. In addition to the annual retainer, non-employee directors who serve as a chair of a standing committee receives a retainer for such service in the amount of $45,000 for the chair of the Audit Committee and $25,000 for the chair of the other Board committees. Additional members of each committee receive a retainer for such service in the amount of $20,000 for the Audit Committee and $10,000 for the other Board committees. In addition, the Chair of the Board receives an additional retainer of $120,000 per year. Each non-employee director also receives meeting fees when Board and committee meetings exceed four per year. Meeting fees are $1,500 for each in-person meeting and telephonic meeting lasting more than one hour and $750 for each telephonic meeting lasting less than one hour.

GMAC Inc. • Form 10-K

Non-employee directors are reimbursed for travel expenses incurred in conjunction with their duties as directors. Furthermore, GMAC will provide the broadest form of indemnification under Delaware law under which liabilities may arise as a result of their role on the Board and payments for reimbursements for expenses incurred by a director in defending against claims in connection with their role, and the director satisfies the statutory standard of care.

The following table provides compensation for non-employee directors who served during fiscal 2009.

Director name	Annual retainer ($) (a)	Committee chair or member/chair of Board fees ($) (a)	Additional meeting fees ($)	Total fees earned or paid in cash ($) (a)
Robert T. Blakely	135,000	42,500	56,250	233,750

Michael A. Carpenter (b)	112,500	18,750	49,500	180,750

Mayree C. Clark	135,000	33,750	67,500	236,250

Kim S. Fennebresque	135,000	33,750	62,250	231,000

Franklin W. Hobbs	135,000	105,000	65,250	305,250

T. K. Duggan (c)	60,000	20,000	—	80,000

Douglas A. Hirsch (c)	60,000	10,000	—	70,000

Robert W. Scully (c)	60,000	—	—	60,000

(a)	The retainer and fees for our non-employee directors were pro-rated based on when each director served on the Board and their respective committees.
(b)	Mr. Carpenter ceased being a non-employee director with his appointment as Chief Executive Officer on November 16, 2009, and the amount shown was paid in respect of his service as a non-employee director in fiscal 2009.
(c)	Messrs. Duggan, Hirsch, and Scully were part of our previous Board, and the associated fees shown were based on their respective periods of service for 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to beneficial ownership of GMAC common stock by each person known by us to be the beneficial owner of more than five percent of our outstanding common stock. The number of shares reported below are as reflected in the company stock register as of February 25, 2010, and the percentages provided are based on 799,120 shares of common stock outstanding as of February 25, 2010.

Name and address of beneficial owner	Amount and nature of beneficial ownership (a)		Percent of class
U.S. Department of Treasury 1500 Pennsylvania Avenue Washington, D.C. 20220	450,121		56.33%

Persons affiliated with Cerberus Capital Management, L.P. c/o Cerberus Capital Management, L.P. 299 Park Avenue, 22nd Floor New York, New York 10171	118,874	(b)	14.88%

GMAC Common Equity Trust I c/o Hillel Bennett Stroock & Stroock & Lavan 180 Maiden Lane New York, New York 10038-4982	78,828		9.86%

GM Finance Co. Holdings LLC c/o General Motors LLC 300 Renaissance Center Detroit, Michigan 48265-3000	53,452		6.69%

(a)	All ownership is direct.
(b)	Includes 71,843 shares of common stock held by Cerberus ResCap Financing LLC, which constitutes 8.99% of total outstanding GMAC common stock.

GMAC Inc. • Form 10-K

Please refer to Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for further information regarding GMAC common and preferred stock. For details with respect to security ownership of management, refer to Item 11, Executive Compensation.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain relationships and related transactions are described below.

Relationship with General Motors

Products and Services Provided to GM

We provide various products and services to GM on terms comparable to those we provide to third parties. Except as described below, we currently expect to continue to provide these services to GM on an ongoing basis. These products and service include the following:

•

We provide wholesale and term-loan financing to dealerships that are either wholly owned by GM or in which GM has a controlling interest. The majority of these dealerships are located in the United States. As of December 31, 2009, finance receivables and loans to dealerships owned or majority-owned by GM totaled approximately $351 million.

•

We provide wholesale financing for certain GM products. The terms of these wholesale settlements for certain products are 24 hours after shipment date, and we collect interest from GM to the extent settlements are made prior to the expiration of transit. We received interest on wholesale settlements of $149 million for the year ended December 31, 2009.

•

We provide operating leases to GM-affiliated entities including vehicles, buildings, and other equipment with a net book value of $69 million as of December 31, 2009. Lease revenues of $9 million were received during the year ended December 31, 2009.

•

We provide servicing for certain GM-owned U.S. operating lease assets distributed to GM on November 22, 2006. Servicing fees of $25 million were received for the year ended December 31, 2009, related to this arrangement.

•	We received interest on notes receivable from GM of $63 million during the year ended December 31, 2009.

•

We have other lease arrangements whereby we lease facilities to GM whereby we have advanced $29 million. We receive leasing revenues under these arrangements for which we recognized lease property revenues of $3 million for the year ended December 31, 2009.

•	In certain states, we provide insurance to GM for mechanical service contracts and for which we have recognized insurance premiums of $159 million for the year ended December 31, 2009.

•

GM may elect to sponsor financing incentive programs for wholesale dealer financing, primarily in our International Automotive Finance operations. This is known as wholesale subvention. We received wholesale subvention and service fees of $215 million for the year ended December 31, 2009.

Support Services Provided by GM

GM historically has provided a variety of support services for our business, and we reimburse GM for the costs of providing these services to us. In addition, GM supports us by reimbursing us for certain programs it has with its customers or for expenses we may experience due to their business operations. The services GM provides us, including reimbursement arrangements, include:

•

GM may elect to sponsor incentive programs (on both retail contracts and leases) by supporting financing rates below standard rates at which we purchase retail contracts. In addition, under residual support programs, GM may upwardly adjust residual values above the standard lease rates. Out of our total new retail and lease contracts in North American and International, 69% and 52%, respectively, had rate or residual incentives for the year ended December 31, 2009.

GMAC Inc. • Form 10-K

•

GM provides lease residual value support as a marketing incentive to encourage consumers to lease vehicles. GM reimburses us for its portion of the increased residual values to the extent the remarketing sales proceeds are less than the contract residual at termination. GM reimbursed us $195 million in residual support for the year ended December 31, 2009.

•	GM provides financing rates below standard rates at which we purchase contracts (rate support). GM reimbursed us $770 million in rate support for the year ended December 31, 2009.

•	We paid interest on loans from GM of $46 million during the year ended December 31, 2009.

•

GM sponsors lease pull-ahead programs whereby consumers are encouraged to terminate lease contracts early in conjunction with the acquisition of a new GM vehicle. Under these programs, GM waives all or a portion of the customer’s remaining payment obligations and compensates us for the waived payments, adjusted based on the remarketing results associated with the underlying vehicle. We reported net financing revenue from this compensation program of $78 million for the year ended December 31, 2009.

•	GM reimburses us for certain selling expenses we may incur on certain vehicles sold by us at auction. We received reimbursements of $26 million for the year ended December 31, 2009.

•

GM occasionally provides payment guarantees on certain commercial and dealer loans and receivables GMAC has outstanding. The amount of commercial and dealer loans and receivables covered by a GM guarantee was $68 million as of December 31, 2009.

•

Certain arrangements exist whereby GM accounts for the sale of a vehicle at the time the vehicle is sold to us and delivered to a dealer on a consignment arrangement from us. GM provides us with a guaranteed right of return for this inventory. As of December 31, 2009, we had $12 million of vehicles with this right of return. Similar arrangements exist whereby GM has provided us with the option to take back the vehicles.

•

During 2009, Promark Global Advisors (formerly known as GM Asset Management or GMIMCo), an indirect wholly owned subsidiary of GM, provided asset management services to GMAC with respect to the investment of assets at our Insurance operations. The fees paid to Promark Global Advisors for these services are based on the costs associated with managing those assets, which varies from year to year. With respect to the management of these insurance assets, we incurred expenses of $4 million for the year ended December 31, 2009.

•	GM provides us certain other services and facilities services for which we reimburse them. We made reimbursement payments to GM of $111 million for the period ended December 31, 2009.

•	GM provides us certain marketing services for which we reimburse them. We made reimbursement payments to GM of $11 million for the period ended December 31, 2009.

•

We have accounts payable to GM that include wholesale settlements payments to GM, subvention receivables due from GM and notes payable. The net balance outstanding for accounts payable was $333 million for the year ended December 31, 2009.

Credit Arrangements and Other Amounts Due from or Owed to GM

•

We have certain financing arrangements with GM with outstanding receivables totaling $911 million for the year ended December 31, 2009. These receivables include certain of our borrowing arrangements with vehicles consigned at dealerships, rental car vehicles awaiting sale at auction, and amounts related to other arrangements.

•

We provide wholesale financing to GM for vehicles in which GM retains title while the vehicles are consigned to GMAC or dealers in the United Kingdom and Italy. The financing to GM remains outstanding until title is transferred to the dealers. The amount of financing provided to GM by GMAC under this arrangement varies based on inventory levels. As of December 31, 2009, the amount of this financing outstanding was $769 million.

GMAC Inc. • Form 10-K

•

In various countries in Europe, we were party to a Rental Fleet Agreement in which we agreed to buy from GM, on agreed terms reflecting fair value, all vehicles sold by GM to rental car companies that GM had become obligated to repurchase. The Rental Fleet Agreement provided for a true-up mechanism whereby GM was required to reimburse us to the extent the revenues we earned from the resale of the vehicles were less than the amount we paid GM to purchase such vehicles. As of December 31, 2009, we have a receivable in the amount of $138 million for providing this service.

•

We provide loans to minority-owned dealerships whereby GM reimburses us for the full amount, and we record a payable until the dealer has paid the loan balance. We have recorded a payable to GM in the amount of $2 million as of December 31, 2009.

Distributions

Refer to Item 5 for a discussion of distributions made to the shareholders/members.

Capital Contributions Received from GM

During 2009, GM made $1.3 billion in capital contributions.

Related Party Transaction Procedures

Pursuant to the GMAC Inc. Bylaws dated December 30, 2009 (the Bylaws), GMAC and its subsidiaries must, subject to certain limited exceptions, conduct all transactions with its affiliates, stockholders and their affiliates, current or former officers or directors, or any of their respective family members on terms that are fair and reasonable and no less favorable to GMAC than it would obtain in a comparable arm’s-length transaction with an independent third party.

In addition, the Bylaws further provide for procedures and approval requirements for certain transactions with related persons. Specifically, without prior approval of the holders of a majority of GMAC common stock (which must include a minimum of two common stockholders) and at least a majority of the GMAC independent directors, we are not permitted to enter into any transaction with any affiliate, stockholder (other than governmental entities, except for the U.S. Department of Treasury in its capacity as a stockholder) or any of their affiliates, or any senior executive officer (other than agreements entered into in connection with a person’s employment), if the value of the consideration provided exceeds $5 million or, if there is no monetary consideration paid or quantifiable value exchanged, if the agreement is otherwise determined to be material. Notwithstanding the foregoing, no stockholder approval is required if at least a majority of GMAC independent directors determine that such transaction is entered into in the ordinary course of GMAC’s business and is on terms no less favorable to GMAC than those that would have been obtained in a comparable transaction with an independent third party.

Director Independence

For a discussion of the independence of members of the GMAC Board of Directors and certain other corporate governance matters, refer to Certain Corporate Governance Matters in Item 10.

GMAC Inc. • Form 10-K

Item 14.	Principal Accounting Fees and Services

We retained Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, Deloitte & Touche) to audit our consolidated financial statements for the year ended December 31, 2009. We also retained Deloitte & Touche, as well as other accounting and consulting firms, to provide various other services in 2009.

The aggregate fees billed to us for professional services performed by Deloitte & Touche were as follows:

December 31, ($ in millions)	2009	2008
Audit fees (a)	$19	$23
Audit-related fees (b)	5	12
Tax fees (c)	1	1
Other (d)	1	3

Total principal accountant fees	$26	$39

(a)	Audit fees pertain to the audit of our annual consolidated financial statements, including reviews of the interim financial statements contained in our Quarterly Reports on Form 10-Q and completion of statutory reports, as well as services such as comfort letters to underwriters in connection with debt issuances and consents to the incorporation of Deloitte & Touche audit reports in publically filed documents.
(b)	Audit-related fees pertain to assurance and related services that are traditionally performed by the principal accountant, including attest services related to financing transactions, attest services that are required by statute or regulation, due diligence related to mergers and acquisitions, accounting consultations, and audits in connection with proposed or consummated acquisitions, internal control reviews, and consultation concerning financial accounting and reporting standards.
(c)	Tax fees pertain to services performed for tax compliance, tax planning, and tax advice, including preparation of tax returns and claims for refund, and tax payment-planning services. Tax planning and advice also include assistance with tax audits and appeals and tax advice related to specific transactions.
(d)	Other fees include products and services other than those defined above as audit fees, audit-related fees, or tax fees.

The services performed by Deloitte & Touche in 2009 were preapproved in accordance with the Independent Auditor Services and Preapproval Policy of the GMAC Audit Committee. This policy requires that, prior to the commencement of audit services, the independent audit firm will present the annual audit fee to the GMAC Audit Committee for approval. Additionally, the independent audit firm will present annually any other forecasted audit services to be performed during the year (e.g., agreed upon procedures and attest services). Amounts exceeding the original approved forecast or services not initially contemplated or considered during the annual approval must be presented by the independent audit firm on a timely basis for approval by the GMAC Audit Committee. By appointment of the independent auditor and approval of their engagement letter, the services and respective fees will be deemed to have been preapproved.

The GMAC Audit Committee must also preapprove all audit-related services, tax services, and all other services that are proposed to be provided by the independent auditor. Similar to the above audit services, management and the independent audit form will present to the Audit Committee an annual fee projection by category for nonaudit services. The Committee will review and approve such services, and the approved amounts will form the basis for an annual limit on such fees for the independent audit form. The Audit Committee will also review spending against the predetermined limits on a periodic basis to determine if any adjustments to the limit are necessary.

The GMAC Audit Committee determined that all services provided by Deloitte & Touche during 2009 were compatible with maintaining their respective independence as principal accountants.

Part IV

GMAC Inc. • Form 10-K

Item 15.	Exhibits, Financial Statement Schedules

The exhibits listed on the accompanying Index of Exhibits are filed or incorporated by reference as a part of this report. This Index is incorporated herein by reference. Certain financial statements schedules have been omitted because prescribed information has been incorporated into our Consolidated Financial Statements or notes thereto.

Exhibit	Description	Method of Filing
2.1	Purchase and Sale Agreement by and among General Motors Corporation, GMAC Inc. (formerly General Motors Acceptance Corporation), GM Finance Co. Holdings Inc and FIM Holdings LLC dated as of April 2, 2006	Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated as of April 2, 2006, (File No. 1-3754), incorporated herein by reference.

3.1	Amended and Restated Certificate of Incorporation of GMAC Inc., dated as of December 30, 2009	Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K dated as of December 30, 2009, (File No. 1-3754), incorporated herein by reference.

3.2	Amended and Restated Bylaws of GMAC Inc., dated as of December 30, 2009	Filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K dated as of December 30, 2009, (File No. 1-3754), incorporated herein by reference.

4.1	Form of Indenture dated as of July 1, 1982, between the Company and Bank of New York (Successor Trustee to Morgan Guaranty Trust Company of New York), relating to Debt Securities	Filed as Exhibit 4(a) to the Company’s Registration Statement No. 2-75115, incorporated herein by reference.

4.1.1	Form of First Supplemental Indenture dated as of April 1, 1986, supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(g) to the Company’s Registration Statement No. 33-4653, incorporated herein by reference.

4.1.2	Form of Second Supplemental Indenture dated as of June 15, 1987, supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(h) to the Company’s Registration Statement No. 33-15236, incorporated herein by reference.

4.1.3	Form of Third Supplemental Indenture dated as of September 30, 1996, supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(i) to the Company’s Registration Statement No. 333-33183, incorporated herein by reference.

4.1.4	Form of Fourth Supplemental Indenture dated as of January 1, 1998, supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(j) to the Company’s Registration Statement No. 333-48705, incorporated herein by reference.

4.1.5	Form of Fifth Supplemental Indenture dated as of September 30, 1998, supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(k) to the Company’s Registration Statement No. 333-75463, incorporated herein by reference.

4.2	Form of Indenture dated as of September 24, 1996, between the Company and The Chase Manhattan Bank, Trustee, relating to SmartNotes	Filed as Exhibit 4 to the Company’s Registration Statement No. 333-12023, incorporated herein by reference.

4.2.1	Form of First Supplemental Indenture dated as of January 1, 1998, supplementing the Indenture designated as Exhibit 4.2	Filed as Exhibit 4(a)(1) to the Company’s Registration Statement No. 333-48207, incorporated herein by reference.

4.2.2	Form of Second Supplemental Indenture dated as of June 20, 2006, supplementing the Indenture designated as Exhibit 4.2	Filed as Exhibit 4(a)(2) to the Company’s Registration Statement No. 33-136021, incorporated herein by reference.

4.3	Form of Indenture dated as of October 15, 1985, between the Company and U.S. Bank Trust (Successor Trustee to Comerica Bank), relating to Demand Notes	Filed as Exhibit 4 to the Company’s Registration Statement No. 2-99057, incorporated herein by reference.

GMAC Inc. • Form 10-K

Exhibit	Description	Method of Filing
4.3.1	Form of First Supplemental Indenture dated as of April 1, 1986, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(a) to the Company’s Registration Statement No. 33-4661, incorporated herein by reference.

4.3.2	Form of Second Supplemental Indenture dated as of June 24, 1986, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(b) to the Company’s Registration Statement No. 33-6717, incorporated herein by reference.

4.3.3	Form of Third Supplemental Indenture dated as of February 15, 1987, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(c) to the Company’s Registration Statement No. 33-12059, incorporated herein by reference.

4.3.4	Form of Fourth Supplemental Indenture dated as of December 1, 1988, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(d) to the Company’s Registration Statement No. 33-26057, incorporated herein by reference.

4.3.5	Form of Fifth Supplemental Indenture dated as of October 2, 1989, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(e) to the Company’s Registration Statement No. 33-31596, incorporated herein by reference.

4.3.6	Form of Sixth Supplemental Indenture dated as of January 1, 1998, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(f) to the Company’s Registration Statement No. 333-56431, incorporated herein by reference.

4.3.7	Form of Seventh Supplemental Indenture dated as of June 15, 1998, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(g) to the Company’s Registration Statement No. 333-56431, incorporated herein by reference.

4.4	Form of Indenture dated as of December 1, 1993, between the Company and Citibank, N.A., Trustee, relating to Medium Term Notes	Filed as Exhibit 4 to the Company’s Registration Statement No. 33-51381, incorporated herein by reference.

4.4.1	Form of First Supplemental Indenture dated as of January 1, 1998, supplementing the Indenture designated as Exhibit 4.4	Filed as Exhibit 4(a)(1) to the Company’s Registration Statement No. 333-59551, incorporated herein by reference.

4.5	Indenture, dated as of December 31, 2008, between the Company and The Bank of New York Mellon, Trustee	Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated as of January 2, 2009, (File No. 1-3754), incorporated herein by reference.

4.6	Indenture, dated December 30, 2009, between the Company and The Bank of New York Mellon, Trustee	Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated as of December 30, 2009, (File No. 1-3754), incorporated herein by reference.

4.7	Guarantee Agreement, dated as of December 31, 2008, among the Company, the Guarantor parties thereto, and The Bank of New York Mellon, Trustee	Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K dated as of January 2, 2009, (File No. 1-3754), incorporated herein by reference.

4.8	Guarantee Agreement, dated as of February 12, 2010, among the Company, the Guarantor parties thereto, and The Bank of New York Mellon, Trustee	Filed herewith.

4.9	Amended and Restated Declaration of Trust by and between GMAC Inc., as Sponsor, BNY Mellon Trust of Delaware, The Bank of New York Mellon, and the Administrative Trustees, dated as of December 30, 2009	Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated as of December 30, 2009, (File No. 1-3754), incorporated herein by reference.

GMAC Inc. • Form 10-K

Exhibit	Description	Method of Filing
4.10	Trust Preferred Securities Guarantee Agreement between GMAC Inc. and The Bank of New York Mellon, dated as of December 30, 2009	Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K dated as of December 30, 2009, (File No. 1-3754), incorporated herein by reference.

10	Amended and Restated Governance Agreement, dated as of May 21, 2009, by and between GMAC Inc., FIM Holdings LLC, GM Finance Co. Holdings LLC and the United States Department of the Treasury	Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated as of May 22, 2009 (File No. 1-3754), incorporated herein by reference.

10.1	Letter Agreement, dated as of May 21, 2009, between GMAC Inc. and the United States Department of the Treasury (which includes the Securities Purchase Agreement — Standard Terms attached thereto, with respect to the issuance and sale of the Convertible Preferred Membership Interests and the Warrant)	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of May 22, 2009 (File No. 1-3754), incorporated herein by reference.

10.2	Securities Purchase and Exchange Agreement, dated as of December 30, 2009, between GMAC Inc. and the United States Department of the Treasury*	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of December 30, 2009, (File No. 1-3754), incorporated herein by reference.

10.3	Letter Agreement, dated December 29, 2008, between GMAC LLC and the United States Department of the Treasury, which includes the Securities Purchase Agreement – Standard Terms attached thereto, with respect to the issuance and sale of the Series D-1 Preferred Membership Interests and the Warrant	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of January 2, 2009 (File No. 1-3754), incorporated herein by reference.

10.4	Master Transaction Agreement, dated May 21, 2009, between GMAC Inc., Chrysler LLC, U.S. Dealer Automotive Receivables Transition LLC and the United States Department of the Treasury	Filed as Exhibit 10.3 to the Company’s Quarterly Report for the period ended June 30, 2009, on Form 10-Q (File No. 1-3754), incorporated herein by reference.

10.5	Amended and Restated United States Consumer Financing Services Agreement, dated May 22, 2009, between GMAC Inc. and General Motors Corporation*	Filed as Exhibit 10.4 to the Company’s Quarterly Report for the period ended June 30, 2009, on Form 10-Q (File No. 1-3754), incorporated herein by reference.

10.6	Amended and Restated Master Services Agreement, dated May 22, 2009, between GMAC Inc. and General Motors Corporation*	Filed as Exhibit 10.5 to the Company’s Quarterly Report for the period ended June 30, 2009, on Form 10-Q (File No. 1-3754), incorporated herein by reference.

10.7	Master Auto Finance Agreement Term Sheet dated April 30, 2009, between Chrysler LLC and GMAC Inc.*	Filed as Exhibit 10.7 to the Company’s Quarterly Report for the period ended June 30, 2009, on Form 10-Q (File No. 1-3754), incorporated herein by reference.

10.8	Registration Rights Agreement between GMAC Inc. and GM Preferred Finance Co. Holdings LLC, dated June 30, 2009	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of June 30, 2009 (File No. 1-3754), incorporated herein by reference.

10.9	Intellectual Property License Agreement, dated November 30, 2006, by and between General Motors Corporation and GMAC LLC	Filed as Exhibit 10.1 to the Company’s Quarterly Report for the period ended March 31, 2007, on Form 10-Q (File No. 1-3754), incorporated herein by reference.

GMAC Inc. • Form 10-K

Exhibit	Description	Method of Filing
10.10	Parent Company Agreement, dated July 21, 2008, between each of GMAC LLC, Cerberus FIM, LLC, Cerberus FIM Investors, LLC, FIM Holdings LLC, GMAC LLC, IB Finance Holding Company, LLC, GMAC Bank, and the Federal Deposit Insurance Corporation	Filed as Exhibit 10.2 to the Company’s Quarterly Report for the period ended June 30, 2008, on Form 10-Q (File No. 1-3754), incorporated herein by reference.

10.11	Capital and Liquidity Maintenance Agreement dated as of July 21, 2008, among Cerberus FIM, LLC, Cerberus FIM Investors, LLC, FIM Holdings LLC, GMAC LLC, IB Finance Holding Company, LLC, GMAC Bank, and the Federal Deposit Insurance Corporation	Filed as Exhibit 10.3 to the Company’s Quarterly Report for the period ended June 30, 2008, on Form 10-Q (File No. 1-3754), incorporated herein by reference.

10.12	Registration Rights Agreement, dated as of December 31, 2008, by GMAC LLC, Banc of America Securities LLC, Citigroup Global Markets Inc., Goldman, Sachs & Co., J.P. Morgan Securities Inc., Barclays Capital Inc., Deutsche Bank Securities Inc., Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. Incorporated, and Greenwich Capital Markets, Inc. (relating to the New Preferred Stock)	Filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K dated as of January 2, 2009, (File No. 1-3754), incorporated herein by reference.

10.13	GMAC Long-Term Incentive Plan LLC Long-Term Equity Compensation Incentive Plan dated July 16, 2008	Filed as Exhibit 10.4 to the Company’s Quarterly Report for the period ended June 30, 2008, on Form 10-Q (File No. 1-3754), incorporated herein by reference.

10.14	GMAC Long-Term Incentive Plan LLC Long-Term Equity Compensation Incentive Plan dated July 16, 2008, and as amended September 10, 2008	Filed as Exhibit 10.1 to the Company’s Quarterly Report for the period ended September 30, 2008, on Form 10-Q (File No. 1-3754), incorporated herein by reference.

10.15	GMAC LLC Senior Leadership Severance Plan, Plan Document and Summary Plan Description, Effective June 1, 2008	Filed as Exhibit 10.6 to the Company’s Quarterly Report for the period ended June 30, 2008, on Form 10-Q (File No. 1-3754), incorporated herein by reference.

10.16	GMAC LLC Senior Leadership Severance Plan Participation Agreement for Samuel Ramsey, dated October 9, 2008	Filed as Exhibit 10.31 to the Company’s Annual Report for the period ended December 31, 2008, on Form 10-K (File No. 1-3754), incorporated herein by reference.

10.17	GMAC LLC Senior Leadership Severance Plan Participation Agreement for Robert S. Hull, dated September 23, 2008	Filed as Exhibit 10.33 to the Company’s Annual Report for the period ended December 31, 2008, on Form 10-K (File No. 1-3754), incorporated herein by reference.

10.18	GMAC Senior Leadership Severance Plan Participation Agreement for Sanjay Gupta, dated September 30, 2008	Filed as Exhibit 10.42 to the Company’s Annual Report for the period ended December 31, 2008, on Form 10-K (File No. 1-3754), incorporated herein by reference.

10.19	GMAC Long-Term Incentive Plan LLC Long-Term Phantom Interest Plan, effective December 18, 2006	Filed as Exhibit 10.5 to the Company’s Annual Report for the period ended December 31, 2006, on Form 10-K (File No. 1-3754), incorporated herein by reference.

GMAC Inc. • Form 10-K

Exhibit	Description	Method of Filing
10.19.1	Amendment #1 to The GMAC Long-Term Incentive Plan LLC Long-Term Phantom Interest Plan, dated February 13, 2008	Filed as Exhibit 10.8.1 to the Company’s Annual Report for the period ended December 31, 2007, on Form 10-K (File No. 1-3754), incorporated herein by reference.

10.20	Form of Award Agreement related to the issuance of Restricted Stock Units under the GMAC Long-Term Incentive Plan LLC Long-Term Equity Compensation Incentive Plan	Filed herewith.

10.21	Form of Award Agreement related to the issuance of Long-Term Deferred Stock Units	Filed herewith.

10.22	Form of Award Agreement related to the issuance of Short-Term Deferred Stock Units	Filed herewith.

10.23	Deferred Stock Unit Award Agreement for Michael A. Carpenter, dated February 15, 2010	Filed herewith.

10.24	Deferred Stock Unit Award Agreement for Alvaro de Molina, dated October 22, 2009	Filed herewith.

10.25	Deferred Stock Unit Award Agreement for Robert S. Hull, dated October 22, 2009	Filed herewith.

10.26	Deferred Stock Unit Award Agreement for Samuel Ramsey, dated October 22, 2009	Filed herewith.

10.27	Deferred Stock Unit Award Agreement for Sanjay Gupta, dated October 22, 2009	Filed herewith.

10.28	Award Agreement for Restricted Stock Units under the GMAC Long-Term Incentive Plan LLC Long-Term Equity Compensation Incentive Plan, dated January 28, 2010, for Michael A. Carpenter	Filed herewith.

10.29	Award Agreement for Incentive Restricted Stock Units under the GMAC Long-Term Incentive Plan LLC Long-Term Equity Compensation Incentive Plan, dated December 31, 2009, for Robert S. Hull	Filed herewith.

10.30	Award Agreement for Incentive Restricted Stock Units under the GMAC Long-Term Incentive Plan LLC Long-Term Equity Compensation Incentive Plan, dated December 31, 2009, for Samuel Ramsey	Filed herewith.

10.31	Award Agreement for Incentive Restricted Stock Units under the GMAC Long-Term Incentive Plan LLC Long-Term Equity Compensation Incentive Plan, dated December 19, 2009, for Thomas Marano	Filed herewith.

10.32	Award Agreement for Restricted Stock Units under the GMAC Long-Term Incentive Plan LLC Long-Term Equity Compensation Incentive Plan, dated October 28, 2009, for Thomas Marano	Filed herewith.

GMAC Inc. • Form 10-K

Exhibit	Description	Method of Filing
10.33	Award Agreement for Incentive Restricted Stock Units under the GMAC Long-Term Incentive Plan LLC Long-Term Equity Compensation Incentive Plan, dated December 31, 2009, for Sanjay Gupta	Filed herewith.

10.34	Award Agreement for long-term Deferred Stock Units for Thomas Marano, dated December 19, 2009	Filed herewith.

10.35	GMAC Long-Term Incentive Plan LLC Long-Term Equity Compensation Incentive Plan Award Conversion, dated December 19, 2009, for Thomas Marano	Filed herewith.

10.36	Offer Letter to Thomas Marano, dated April 20, 2009	Filed herewith.

12	Computation of Ratio of Earnings to Fixed Charges	Filed herewith.

21	GMAC Inc. Subsidiaries as of December 31, 2009	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

99	Certification of Chief Executive Officer and Chief Financial Officer, as required pursuant to the TARP Standards for Compensation and Corporate Governance; 31 CFR Part 30, Section 30.15	Filed herewith.

The following exhibit shall be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that Section. In addition, Exhibit No. 32 shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith.

*	Certain confidential portions have been omitted pursuant to a confidential treatment request which has been separately filed with the Securities and Exchange Commission.

Signatures

GMAC Inc. • Form 10-K

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 26th day of February, 2010.

GMAC Inc. (Registrant)

/s/ MICHAEL A. CARPENTER
Michael A. Carpenter
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, this 26th day of February, 2010.

/s/ MICHAEL A. CARPENTER	/s/ ROBERT S. HULL
Michael A. Carpenter	Robert S. Hull
Chief Executive Officer	Executive Vice President and Chief Financial Officer

/s/ DAVID J. DEBRUNNER
David J. DeBrunner
Vice President, Chief Accounting Officer, and Corporate Controller

Signatures

GMAC Inc. • Form 10-K

/s/ FRANKLIN W. HOBBS
Franklin W. Hobbs
GMAC Chairman

/S/ ROBERT T. BLAKELY Robert T. Blakely Director

/S/ MICHAEL A. CARPENTER Michael A. Carpenter Chief Executive Officer and Director

/S/ MAYREE C. CLARK Mayree C. Clark Director

/S/ STEPHEN A. FEINBERG Stephen A. Feinberg Director

/S/ KIM S. FENNEBRESQUE Kim S. Fennebresque Director