Form 10-Q
period 2010-03-31
GMAC INC.
filed 2010-05-07
CIK 40729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010, or

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

Yes ☐                    No ☑

At May 6, 2010, the number of shares outstanding of the Registrant’s common stock was 799,120 shares.

GMAC INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

GMAC INC.

CONDENSED CONSOLIDATED STATEMENT OF INCOME (unaudited)

	Three months ended March 31,
($ in millions)	2010	2009
Revenue
Finance receivables and loans
Consumer	$1,162	$1,292
Commercial	436	426
Notes receivable from General Motors	55	42

Total finance receivables and loans	1,653	1,760
Loans held-for-sale	224	94
Interest on trading securities	1	23
Interest and dividends on available-for-sale investment securities	100	57
Interest bearing cash	15	44
Other interest income	4	29
Operating leases	1,163	1,603

Total financing revenue and other interest income	3,160	3,610
Interest expense
Interest on deposits	158	177
Interest on short-term borrowings	117	161
Interest on long-term debt	1,485	1,738

Total interest expense	1,760	2,076
Depreciation expense on operating lease assets	656	1,057

Net financing revenue	744	477
Other revenue
Servicing fees	387	408
Servicing asset valuation and hedge activities, net	(133)	(352)

Total servicing income, net	254	56
Insurance premiums and service revenue earned	468	495
Gain on mortgage and automotive loans, net	282	295
(Loss) gain on extinguishment of debt	(118)	644
Other gain (loss) on investments, net	140	(16)
Other income, net of losses	88	(211)

Total other revenue	1,114	1,263
Total net revenue	1,858	1,740
Provision for loan losses	145	795
Noninterest expense
Compensation and benefits expense	430	371
Insurance losses and loss adjustment expenses	211	285
Other operating expenses	904	1,029

Total noninterest expense	1,545	1,685
Income (loss) from continuing operations before income tax expense (benefit)	168	(740)
Income tax expense (benefit) from continuing operations	39	(126)

Net income (loss) from continuing operations	129	(614)

Income (loss) from discontinued operations, net of tax	33	(61)

Net income (loss)	$162	$(675)

The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

GMAC INC.

CONDENSED CONSOLIDATED BALANCE SHEET (unaudited)

($ in millions)	March 31, 2010	December 31, 2009
Assets
Cash and cash equivalents
Noninterest bearing	$781	$1,840
Interest bearing	13,889	12,948

Total cash and cash equivalents	14,670	14,788
Trading securities	144	739
Investment securities
Available-for-sale	11,651	12,155
Held-to-maturity	—	3

Total investment securities	11,651	12,158
Loans held-for-sale ($3,316 and $5,545 fair value elected)	13,998	20,625
Finance receivables and loans, net of unearned income
Consumer ($2,572 and $1,303 fair value elected)	51,928	42,849
Commercial	36,293	33,941
Notes receivable from General Motors	819	911
Allowance for loan losses	(2,480)	(2,445)

Total finance receivables and loans, net	86,560	75,256
Investment in operating leases, net	14,003	15,995
Mortgage servicing rights	3,543	3,554
Premiums receivable and other insurance assets	2,676	2,720
Other assets	18,943	19,887
Assets of operations held-for-sale	13,239	6,584

Total assets	$179,427	$172,306

Liabilities
Deposit liabilities
Noninterest bearing	$1,927	$1,755
Interest bearing	30,933	30,001

Total deposit liabilities	32,860	31,756
Debt
Short-term borrowings	7,609	10,292
Long-term debt ($2,384 and $1,293 fair value elected)	90,276	88,021

Total debt	97,885	98,313
Interest payable	1,800	1,637
Unearned insurance premiums and service revenue	3,120	3,192
Reserves for insurance losses and loss adjustment expenses	1,091	1,215
Accrued expenses and other liabilities	9,914	10,456
Liabilities of operations held-for-sale	12,209	4,898

Total liabilities	158,879	151,467
Equity
Common stock and paid-in capital	13,829	13,829
Preferred stock held by U.S. Department of Treasury	10,893	10,893
Preferred stock	1,287	1,287
Accumulated deficit	(5,958)	(5,630)
Accumulated other comprehensive income	497	460

Total equity	20,548	20,839

Total liabilities and equity	$179,427	$172,306

GMAC INC.

CONDENSED CONSOLIDATED BALANCE SHEET (unaudited)

The assets of consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities and the liabilities of these entities for which creditors (or beneficial interest holders) do not have recourse to our general credit at March 31, 2010, were as follows.

($ in millions)
Assets
Cash and cash equivalents
Noninterest bearing	$3
Interest bearing	21

Total cash and cash equivalents	24
Loans held-for-sale	649
Finance receivables and loans, net of unearned income
Consumer ($2,572 fair value elected)	21,304
Commercial	13,625
Allowance for loan losses	(470)

Total finance receivables and loans, net	34,459
Investment in operating leases, net	4,393
Other assets	6,140
Assets of operations held-for-sale	11,571

Total assets	$57,236

Liabilities
Debt
Short-term borrowings	$2,345
Long-term debt ($2,384 fair value elected)	30,149

Total debt	32,494
Interest payable	29
Accrued expenses and other liabilities	1,288
Liabilities of operations held-for-sale	11,680

Total liabilities	$45,491

The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

GMAC INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited)

Three Months Ended March 31, 2010 and 2009

($ in millions)	Members’ interests	Preferred interests held by U.S. Department of Treasury	Preferred interests	Retained earnings	Accumulated other comprehensive loss	Total equity	Comprehensive loss
Balance at January 1, 2009	$9,670	$5,000	$1,287	$6,286	$(389)	$21,854
Capital contributions (a)	1,247					1,247
Net loss				(675)		(675)	$(675)
Preferred interests dividends paid to the U.S. Department of Treasury				(123)		(123)
Dividends to members (a)				(110)		(110)
Other				(4)		(4)
Other comprehensive loss					(168)	(168)	(168)

Balance at March 31, 2009	$10,917	$5,000	$1,287	$5,374	$(557)	$22,021	$(843)

($ in millions)	Common stock and paid-in capital	Preferred stock held by U.S. Department of Treasury	Preferred stock	Accumulated deficit	Accumulated other comprehensive income	Total equity	Comprehensive income
Balance at January 1, 2010, before cumulative effect of adjustments (b)	$13,829	$10,893	$1,287	$(5,630)	$460	$20,839
Cumulative effect of a change in accounting principle, net of tax (c)				(57)	4	(53)

Balance at January 1, 2010, after cumulative effect of adjustments	$13,829	$10,893	$1,287	$(5,687)	$464	$20,786
Net income				162		162	$162
Preferred stock dividends paid to the U.S. Department of Treasury (d)				(386)		(386)
Preferred stock dividends (a) (e)				(116)		(116)
Dividends to shareholders (a)				(5)		(5)
Other comprehensive income					33	33	33
Other (f)				74		74

Balance at March 31, 2010	$13,829	$10,893	$1,287	$(5,958)	$497	$20,548	$195

(a)	Refer to Note 17 to the Condensed Consolidated Financial Statements for further details.
(b)	Effective June 30, 2009, GMAC LLC was converted from a Delaware limited liability company into a Delaware corporation and renamed GMAC Inc. Each unit of each class of common membership interest issued and outstanding by GMAC LLC immediately prior to the conversion was converted into an equivalent number of shares of common stock of GMAC Inc. with substantially the same rights and preferences as the common membership interests. Upon conversion, holders of GMAC LLC preferred interests also received an equivalent number of GMAC Inc. preferred stock with substantially the same rights and preferences as the former preferred interests.
(c)	Cumulative effect of change in accounting principle, net of tax, due to adoption of ASU 2009-16, Accounting for Transfers of Financial Assets, and ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. Refer to Note 1 for additional information.
(d)	Includes quarterly cash dividend payments declared on January 8, 2010, of $0.56 per share, or a total of $129 million, and quarterly cash dividend payments declared on March 25, 2010, of $1.125 per share, or a total of $257 million, on Fixed Rate Cumulative Mandatorily Convertible Preferred Stock, Series F-2. Dividend payments declared January 8, 2010, were paid on February 15, 2010. Dividend payments declared on March 25, 2010, are payable on May 17, 2010.
(e)	Includes quarterly cash dividend payments declared on January 8, 2010, of $17.31 per share, or a total of approximately $45 million, and quarterly cash dividend payments declared on March 25, 2010, of $17.89 per share, or a total of approximately $46 million, on Fixed Rate Cumulative Perpetual Preferred Stock, Series G. Dividend payments declared January 8, 2010, were paid on February 15, 2010. Dividend payments declared on March 25, 2010, are payable on May 17, 2010. Also includes $26 million in dividends to the holders of Fixed Rate Perpetual Preferred Stock, Series A.
(f)	Pursuant to the operating agreement with our shareholders, our shareholders are permitted distributions to pay the taxes they incurred from ownership of their GMAC interests prior to our conversion from a tax partnership to a corporation. This amount represents a reduction of the estimated payment accrued for tax distributions as a result of the completion of the GMAC LLC U.S. Return of Partnership Income for the tax period January 1, 2009, through June 30, 2009.

The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

GMAC INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

Three Months Ended March 31, 2010 and 2009

($ in millions)	2010	2009
Operating activities
Net cash provided by (used in) by operating activities	$7,373	$(1,654)
Investing activities
Purchases of available-for-sale securities	(4,735)	(2,759)
Proceeds from sales of available-for-sale securities	2,664	1,298
Proceeds from maturities of available-for-sale securities	2,873	1,101
Net (increase) decrease in finance receivables and loans	(3,571)	3,816
Proceeds from sales of finance receivables and loans	1,187	871
Change in notes receivable from GM	71	463
Purchases of operating lease assets	(845)	(340)
Disposals of operating lease assets	2,278	1,784
Sale of business unit, net (a)	(526)	—
Other, net	535	204

Net cash (used in) provided by investing activities	(69)	6,438
Financing activities
Net change in short-term debt	(2,629)	(1,633)
Net increase in bank deposits	752	2,688
Proceeds from issuance of long-term debt	12,187	5,218
Repayments of long-term debt	(18,761)	(15,097)
Proceeds from issuance of common members’ interests	—	1,247
Dividends paid	(199)	(233)
Other, net	294	698

Net cash used in financing activities	(8,356)	(7,112)
Effect of exchange-rate changes on cash and cash equivalents	378	510

Net decrease in cash and cash equivalents	(674)	(1,818)
Adjustment for change in cash and cash equivalents of operations held-for-sale (a) (b)	556	—
Cash and cash equivalents at beginning of year	14,788	15,151

Cash and cash equivalents at March 31,	$14,670	$13,333

(a)	Net of cash and cash equivalents of $745 million of the business unit at the time of disposition.
(b)	Cash flows of operations held-for-sale are reflected within operating, investing, and financing activities in the Condensed Consolidated Statement of Cash Flows. The cash balance of these operations are reported as assets of operations held-for-sale on the Condensed Consolidated Balance Sheet.

The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Description of Business, Basis of Presentation, and Changes in Significant Accounting Policies

GMAC Inc. (referred to herein as GMAC, we, our, or us) was founded in 1919 as a wholly owned subsidiary of General Motors Corporation (currently General Motors Company or GM). We are one of the world’s largest automotive financial services companies. On December 24, 2008, we became a bank holding company under the Bank Holding Company Act of 1956, as amended (the BHC Act). Our primary banking subsidiary is Ally Bank, which is an indirect wholly owned subsidiary of GMAC Inc.

Our accounting and reporting policies conform to accounting principles generally accepted in the United States of America (GAAP). Additionally, where applicable, the policies conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and that affect income and expenses during the reporting period. In developing the estimates and assumptions, management uses all available evidence; however, actual results could differ because of uncertainties associated with estimating the amounts, timing, and likelihood of possible outcomes.

The Condensed Consolidated Financial Statements as of March 31, 2010, and for the three months ended March 31, 2010 and 2009, are unaudited but reflect all adjustments that are, in management’s opinion, necessary for the fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements (and the related notes) included in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the U.S. Securities and Exchange Commission.

Residential Capital, LLC

Residential Capital, LLC (ResCap), one of our mortgage subsidiaries, has been negatively impacted by the events and conditions in the mortgage banking industry and the broader economy. The market deterioration has led to fewer sources of, and significantly reduced levels of, liquidity available to finance ResCap’s operations. ResCap is highly leveraged relative to its cash flow and has recognized credit and valuation losses resulting in a significant deterioration in capital. ResCap’s consolidated tangible net worth, as defined, was $426 million as of March 31, 2010, and ResCap remained in compliance with all of its consolidated tangible net worth covenants. For this purpose, consolidated tangible net worth is defined as ResCap’s consolidated equity excluding intangible assets. There continues to be a risk that ResCap will not be able to meet its debt service obligations, will default on its financial debt covenants due to insufficient capital, and/or will be in a negative liquidity position in 2010 or future periods.

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

On December 30, 2009, we announced that as a result of our ongoing strategic review of how to best deploy GMAC’s current and future capital liquidity, we decided to pursue strategic alternatives with respect to ResCap. In order to maximize value, we will consider a variety of options including one or more sales, spin-offs, or other potential transactions. The timing and form of execution of any such transactions will depend on market conditions.

Coincident with this announcement, ResCap announced in 2009 its decision to commit to a plan to sell its U.K. and continental Europe platforms. On April 12, 2010, we reached agreements to sell our mortgage assets and businesses in the United Kingdom and continental Europe. We classified the U.K. and continental Europe operations as held-for-sale during the three months ended December 31, 2009. Refer to Note 2 and Note 21 for additional information.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

In the future, GMAC and ResCap may take additional actions with respect to ResCap as each party deems appropriate. These actions may include GMAC providing or declining to provide additional liquidity and capital support for ResCap; refinancing or restructuring some or all of ResCap’s existing debt; the purchase or sale of ResCap debt securities in the public or private markets for cash or other consideration; entering into derivative or other hedging or similar transactions with respect to ResCap or its debt securities; GMAC purchasing assets from ResCap; or undertaking corporate transactions such as a tender offer or exchange offer for some or all of ResCap’s outstanding debt securities, a merger, sale, asset sales, consolidation, spin-off, distribution, or other business combination or reorganization or similar action with respect to all or part of ResCap and/or its affiliates. In this context, GMAC and ResCap typically consider a number of factors to the extent applicable and appropriate including, without limitation, the financial condition, results of operations, and prospects of GMAC and ResCap; ResCap’s ability to obtain third-party financing; tax considerations; the current and anticipated future trading price levels of ResCap’s debt instruments; conditions in the mortgage banking industry and general economic conditions; other investment and business opportunities available to GMAC and/or ResCap; and any nonpublic information that ResCap may possess or that GMAC receives from ResCap.

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

GMAC has extensive financing and hedging arrangements with ResCap that could be at risk of nonpayment if ResCap were to file for bankruptcy. As of March 31, 2010, we had approximately $2.5 billion in secured financing arrangements with ResCap of which approximately $1.5 billion in loans had been utilized. Amounts outstanding under the secured financing and hedging arrangements fluctuate. If ResCap were to file for bankruptcy, ResCap’s repayments of its financing facilities, including those with us, could be slower than if ResCap had not filed for bankruptcy. In addition, we could be an unsecured creditor of ResCap to the extent that the proceeds from the sale of our collateral are insufficient to repay ResCap’s obligations to us. It is possible that other ResCap creditors would seek to recharacterize our loans to ResCap as equity contributions or to seek equitable subordination of our claims so that the claims of other creditors would have priority over our claims. As a holder of unsecured notes, we would not receive any distributions for the benefit of creditors in a ResCap bankruptcy before secured creditors are repaid. In addition, should ResCap file for bankruptcy, our $426 million investment related to ResCap’s equity position would likely be reduced to zero. If a ResCap bankruptcy were to occur and a substantial amount of our credit exposure is not repaid to us, it would have an adverse impact on our near-term net income and capital position, but we do not believe it would have a materially adverse impact on GMAC’s consolidated financial position over the longer term.

GMAC Conversion

Effective June 30, 2009, GMAC converted (the Conversion) from a Delaware limited liability company to a Delaware corporation pursuant to Section 18-216 of the Delaware Limited Liability Company Act and Section 265 of the Delaware General Corporation Law and was renamed “GMAC Inc.” In connection with the Conversion, each unit of each class of membership interest issued and outstanding immediately prior to the Conversion was converted into shares of capital stock of GMAC with substantially the same rights and preferences as such membership interests. Refer to Note 16 for additional information regarding the tax impact of the conversion.

Recently Adopted Accounting Standards

Accounting for Transfers of Financial Assets (Accounting Standards Update (ASU) 2009-16)

As of January 1, 2010, we adopted ASU 2009-16 (formerly SFAS No. 166), which amended Accounting Standards Codification (ASC) Topic 860, Transfers and Servicing. This standard removed the concept of a qualifying special-purpose entity (QSPE) and created more stringent conditions for reporting a sale when a portion of a financial asset is transferred. To

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

determine if a transfer is to be accounted for as a sale, the transferor must assess whether it and all of the entities included in its consolidated financial statements have surrendered control of the assets. For partial asset transfers, the transferred portion must represent a pro rata component of the entire asset with no form of subordination. This standard is applied prospectively for transfers that occur on or after the effective date; however, the elimination of the QSPE concept required us to retrospectively assess all current off-balance sheet QSPE structures for consolidation under ASC Topic 810, Consolidation, and record a cumulative-effect adjustment to retained earnings for any consolidation change. Retrospective application of ASU 2009-16, specifically the QSPE removal, was assessed as part of the analysis required by ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. Refer to the section below for further information related to ASU 2009-17.

Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (ASU 2009-17)

As of January 1, 2010, we adopted ASU 2009-17 (formerly SFAS No. 167), which amended ASC Topic 810, Consolidation. This standard addresses the primary beneficiary assessment criteria for determining whether an entity is required to consolidate a variable interest entity (VIE). This standard requires an entity to determine whether it is the primary beneficiary by performing a qualitative assessment rather than using the quantitative-based model that was required under the previous accounting guidance. The qualitative assessment consists of determining whether the entity has both the power to direct the activities that most significantly impact the VIE’s economic performance and the right to receive benefits or obligation to absorb losses that could potentially be significant to the VIE. As a result of the implementation of ASU 2009-16 and ASU 2009-17, several of our securitization structures previously held off-balance sheet were recognized as consolidated entities resulting in a day-one net increase of $17.6 billion to assets and liabilities on our Condensed Consolidated Balance Sheet ($10.1 billion of the increase related to operations classified as held-for-sale). As part of the day-one entry, there was an immaterial adjustment to our opening equity balance.

Expanded Disclosures about Fair Value Measurements (ASU 2010-06)

As of March 31, 2010, we adopted ASU 2010-06, which amends ASC Topic 820, Fair Value Measurements. This standard requires expanded disclosures related to asset and liability classes, Level 2 and Level 3 valuation methods and inputs, significant transfers between Levels 1 and 2, and the gross presentation of significant transfers into or out of Level 3 within the Level 3 rollforward. The standard also requires the gross presentation of purchases, sales, issuances, and settlements within the Level 3 rollforward; however, this specific requirement will not be effective for us until the three months ended March 31, 2011. While the adoption of ASU 2010-06 expanded our disclosures related to fair value measurements, it did not modify the accounting treatment or measurement of items at fair value and, as such, did not have a material impact on our financial statements.

Recently Issued Accounting Standards

Revenue Arrangements with Multiple Deliverables (ASU 2009-13)

In October 2009, the Financial Accounting Standards Board (FASB) issued ASU 2009-13, which amends ASC Topic 605, Revenue Recognition. The guidance significantly changes the accounting for revenue recognition in arrangements with multiple deliverables and eliminates the residual method, which allocated the discount of a multiple deliverable arrangement among the delivered items. Under the guidance, entities will be required to allocate the total consideration to all deliverables at inception using the relative selling price and to allocate any discount in the arrangement proportionally to each deliverable based on each deliverable’s selling price. ASU 2009-13 is effective for revenue arrangements that we enter into or materially modify on or after January 1, 2011. We do not expect the adoption to have a material impact to our consolidated financial condition or results of operation.

Derivatives and Hedging — Scope Exception Related to Embedded Credit Derivatives (ASU 2010-11)

In March 2010, the FASB issued ASU 2010-11, which clarifies that the transfer of credit risk that is only in the form of subordination of one financial instrument to another financial instrument (such as the subordination of one beneficial interest to another tranche of a securitization) is an embedded derivative feature. The embedded derivative feature should not be subject to potential bifurcation or separate accounting under ASC 815, Derivatives and Hedging. In addition, the ASU provides guidance on whether other embedded credit derivatives in financial instruments are subject to bifurcation and separate accounting. ASU 2010-11 will be effective for us on July 1, 2010, and we do not expect the adoption to have a material impact on our consolidated condition or results of operation.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

2.	Discontinued and Held-for-sale Operations

Discontinued Operations

During 2009, we committed to sell the U.S. consumer property and casualty insurance business of our Insurance operations. These operations provided vehicle and home insurance in the United States through a number of distribution channels, including independent agents, affinity groups, and the internet. Additionally, during 2009, we committed to sell the U.K. consumer property and casualty insurance business. During the first quarter of 2010, the sale of our U.S. consumer property and casualty insurance business was completed. We expect to complete the sale of our U.K. consumer property and casualty insurance business during 2010.

During 2009, we committed to sell the continental Europe operations of ResCap’s International Business Group (IBG). These operations include residential mortgage loan origination, acquisition, servicing, asset management, sale, and securitizations in the Netherlands and Germany. On April 12, 2010, we announced we had reached an agreement to sell our continental Europe operations. Refer to Note 21 for additional information.

During 2009, we committed to sell certain operations of our International Automotive Finance operations. These include the sale of our Argentina, Poland, and Ecuador operations and our Masterlease operations in Australia, Belgium, France, Italy, Mexico, the Netherlands, Poland, and the United Kingdom. Our Masterlease operations provide full-service individual leasing and fleet leasing products, including maintenance, fleet, and accident management services as well as fuel programs, short-term vehicle rental, and title and licensing services. As of December 31, 2009, the sales of the Masterlease operations in Italy, Mexico, and the Netherlands were completed. In April 2010, we completed the sale of the Masterlease operations in Australia and Poland. We expect to complete the remaining sales of these operations during 2010.

During 2009, we committed to sell the North American-based factoring business of our Commercial Finance Group. On April 30, 2010, the sale of the North American-based factoring business was completed.

We classified the assets and liabilities of these operations as discontinued operations held-for-sale using generally accepted accounting principles in the United States of America, as the associated operations and cash flows will be eliminated from our ongoing operations and we will not have any significant continuing involvement in their operations after the respective sale transactions. For all periods presented, all of the operating results for these operations have been removed from continuing operations and are presented separately as discontinued operations, net of tax. The Notes to the Condensed Consolidated Financial Statements have been adjusted to exclude discontinued operations unless otherwise noted.

The pretax losses for the discontinued operations recognized through March 31, 2010, including the direct costs to transact a sale, could differ from the ultimate sales price due to the fluidity of ongoing negotiations, price volatility, changing interest rates, changing foreign currency rates, and future economic conditions.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Selected financial information of discontinued operations held-for-sale is summarized below.

	Three months ended March 31,
($ in millions)	2010	2009
Select Mortgage operations
Total net (loss)	$(5)	$(14)
Pretax (loss) including direct costs to transact a sale	(6)	(66)
Tax expense	—	2
Select Insurance operations
Total net revenue	$239	$402
Pretax income including direct costs to transact a sale	—	23
Tax expense	4	3
Select International operations
Total net revenue	$66	$63
Pretax income (loss) including direct costs to transact a sale	42	(7)
Tax expense	5	—
Select Commercial Finance operations
Total net revenue	$8	$7
Pretax income (loss) including direct costs to transact a sale	10	(6)
Tax expense	4	—

Held-for-sale Operations

As discussed in the previous section, all of our discontinued operations were classified as held-for-sale. In addition to the discontinued operations, we classified the U.K.-based operations of ResCap’s IBG operations as held-for-sale. Since the operations did not qualify as discontinued operations, the results are reflected as a component of continuing operations. The U.K.-based operations of IBG include residential mortgage loan origination, acquisition, servicing, asset management, sale, and securitizations. The pretax losses for the held-for-sale operations recognized through March 31, 2010, including the direct costs to transact a sale, could differ from the ultimate sales price due to the fluidity of the negotiations, price volatility, changing interest rates, changing foreign currency rates, and future economic conditions. On April 12, 2010, we announced we had reached an agreement to sell IBG’s U.K.-based operations. Refer to Note 21 for additional information.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The assets and liabilities of held-for-sale operations at March 31, 2010, are summarized below.

($ in millions)	Select Mortgage operations (a)	Select Insurance operations (b)	Select International operations (c)	Select Commercial Finance Group operations (d)	Total held-for-sale operations
Assets
Cash and cash equivalents
Noninterest bearing	$6	$—	$24	$—	$30
Interest bearing	186	—	5	—	191

Total cash and cash equivalents	192	—	29	—	221
Investment securities — available-for-sale	—	464	—	—	464
Loans held-for-sale	196	—	—	—	196
Finance receivables and loans, net of unearned income
Consumer	11,395	—	363	—	11,758
Commercial	—	—	205	248	453
Allowance for loan losses	(55)	—	(10)	—	(65)

Total finance receivables and loans, net	11,340	—	558	248	12,146
Investment in operating leases, net	—	—	807	—	807
Premiums receivable and other insurance assets	—	138	—	—	138
Other assets	459	132	109	—	700
Impairment on assets of held-for-sale operations	(899)	(209)	(306)	(19)	(1,433)

Total assets	$11,288 (e)	$525	$1,197	$229	$13,239

Liabilities
Debt
Short-term borrowings	$—	$—	$45	$—	$45
Long-term debt	10,364	—	194	—	10,558

Total debt	10,364	—	239	—	10,603
Interest payable	21	—	1	—	22
Unearned insurance premiums and service revenue	—	123	—	—	123
Reserves for insurance losses and loss adjustment expenses	—	363	—	—	363
Accrued expenses and other liabilities	764	23	97	214	1,098

Total liabilities	$11,149	$509	$337	$214	$12,209

(a)	Includes the operations of ResCap’s International Business Group in continental Europe and in the United Kingdom. Balances include assets and liabilities that were consolidated beginning on January 1, 2010, due to the adoption of ASU 2009-16 and ASU 2009-17. Refer to Note 1 for additional information.
(b)	Includes the U.K. consumer property and casualty insurance business.
(c)	Includes the International Automotive Finance operations of Argentina, Ecuador, and Poland and Masterlease in Australia, Belgium, France, Poland, and the United Kingdom.
(d)	Includes the North American-based factoring business of our Commercial Finance Group.
(e)	Includes assets of $1.1 billion related to the U.K.-based operations, which did not qualify as discontinued operations.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The assets and liabilities of held-for-sale operations at December 31, 2009, are summarized below.

($ in millions)	Select Mortgage operations (a)	Select Insurance operations (b)	Select International operations (c)	Select Commercial Finance Group operations (d)	Total held-for-sale operations
Assets
Cash and cash equivalents
Noninterest bearing	$4	$578	$33	$—	$615
Interest bearing	151	—	11	—	162

Total cash and cash equivalents	155	578	44	—	777
Trading securities	36	—	—	—	36
Investment securities — available-for-sale	—	794	—	—	794
Loans held-for-sale	214	—	—	—	214
Finance receivables and loans, net of unearned income
Consumer	2,650	—	400	—	3,050
Commercial	—	—	246	233	479
Notes receivable from General Motors	—	—	14	—	14
Allowance for loan losses	(89)	—	(11)	—	(100)

Total finance receivables and loans, net	2,561	—	649	233	3,443
Investment in operating leases, net	—	—	885	—	885
Mortgage servicing rights	(26)	—	—	—	(26)
Premiums receivable and other insurance assets	—	1,126	—	—	1,126
Other assets	512	176	135	—	823
Impairment on assets of held-for-sale operations	(903)	(231)	(324)	(30)	(1,488)

Total assets	$2,549 (e)	$2,443	$1,389	$203	$6,584

Liabilities
Debt
Short-term borrowings	$—	$34	$57	$—	$91
Long-term debt	1,749	—	237	—	1,986

Total debt	1,749	34	294	—	2,077
Interest payable	3	—	1	—	4
Unearned insurance premiums and service revenue	—	517	—	—	517
Reserves for insurance losses and loss adjustment expenses	—	1,471	—	—	1,471
Accrued expenses and other liabilities	430	84	128	187	829

Total liabilities	$2,182	$2,106	$423	$187	$4,898

(a)	Includes the operations of ResCap’s International Business Group in continental Europe and in the United Kingdom.
(b)	Includes the U.S. and U.K. consumer property and casualty insurance businesses.
(c)	Includes the International Automotive Finance operations of Argentina, Ecuador, and Poland and Masterlease in Australia, Belgium, France, Poland, and the United Kingdom.
(d)	Includes the North American-based factoring business of our Commercial Finance Group.
(e)	Includes assets of $991 million related to the U.K.-based operations, which did not qualify as discontinued operations.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3.	Other Income, Net of Losses

Details of other income, net of losses, were as follows.

	Three months ended March 31,
($ in millions)	2010	2009
Mortgage processing fees and other mortgage income	$53	$6
Late charges and other administrative fees (a)	38	41
Remarketing fees	31	33
Full-service leasing fees	28	31
Other equity method investments	12	4
Real estate services, net	6	(34)
Fair value adjustment on certain derivatives (b)	(55)	(157)
Change due to fair value option elections, net (c)	(73)	(30)
Other, net	48	(105)

Total other income, net of losses	$88	$(211)

(a)	Includes nonmortgage securitization fees.
(b)	Refer to Note 15 for a description of derivative instruments and hedging activities.
(c)	Refer to Note 18 for a description of fair value option elections.

4.	Other Operating Expenses

Details of other operating expenses were as follows.

	Three months ended March 31,
($ in millions)	2010	2009
Insurance commissions	$146	$159
Technology and communications expense	140	152
Professional services	58	87
Vehicle remarketing and repossession	55	48
Mortgage representation and warranty expense, net	50	176
Restructuring expenses	43	1
Lease and loan administration	31	39
Regulatory and licensing fees	31	19
Full-service leasing vehicle maintenance costs	29	32
State and local non-income taxes	25	18
Advertising and marketing	24	38
Rent and storage	23	29
Premises and equipment depreciation	19	25
Other	230	206

Total other operating expenses	$904	$1,029

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

5.	Trading Securities

The fair value for our portfolio of trading securities by type was as follows.

($ in millions)	March 31, 2010	December 31, 2009
Trading securities
Mortgage-backed
Residential	$55	$143
Asset-backed	89	596

Total trading securities	$144	$739

6.	Investment Securities

Our portfolio of securities includes bonds, equity securities, asset-and mortgage-backed securities, notes, interests in securitization trusts, and other investments. The cost, fair value, and gross unrealized gains and losses on available-for-sale and held-to-maturity securities were as follows.

	March 31, 2010				December 31, 2009
	Cost	Gross unrealized		Fair value	Cost	Gross unrealized		Fair value
($ in millions)		gains	losses			gains	losses
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$3,665	$22	$(4)	$3,683	$3,501	$15	$(6)	$3,510
States and political subdivisions	414	20	(4)	430	779	36	(4)	811
Foreign government	1,244	23	(6)	1,261	1,161	20	(8)	1,173
Mortgage-backed
Residential (a)	2,896	87	(8)	2,975	3,404	76	(19)	3,461
Asset-backed	1,338	12	—	1,350	1,000	7	(2)	1,005
Corporate debt	1,053	45	(3)	1,095	1,408	74	(9)	1,473
Other	1	—	—	1	47	—	—	47

Total debt securities (b)	10,611	209	(25)	10,795	11,300	228	(48)	11,480
Equity securities	816	48	(8)	856	631	52	(8)	675

Total available-for-sale securities	$11,427	$257	$(33)	$11,651	$11,931	$280	$(56)	$12,155

Held-to-maturity securities
Total held-to-maturity securities	$—	$—	$—	$—	$3	$—	$—	$3

(a)	Residential mortgage-backed securities include agency-backed bonds totaling $1,807 million and $2,248 million at March 31, 2010, and December 31, 2009, respectively.
(b)	In connection with certain borrowings and letters of credit relating to certain assumed reinsurance contracts, $150 million and $164 million of primarily U.K. Treasury securities were pledged as collateral as of March 31, 2010, and December 31, 2009, respectively.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The maturity distribution of available-for-sale debt securities outstanding is summarized in the following tables. Prepayments may cause actual maturities to differ from scheduled maturities.

	Total		Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years (a)
March 31, 2010 ($ in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Fair value of available-for-sale debt securities (b)
U.S. Treasury and federal agencies	$3,683	1.6%	$179	1.4%	$3,446	1.6%	$58	3.8%	$—	—%
States and political subdivisions	430	7.6	4	7.8	74	8.5	89	7.2	263	7.5
Foreign government	1,261	3.9	97	0.7	929	4.2	235	4.3	—	—
Mortgage-backed
Residential	2,975	4.5	—	—	2	6.5	32	4.5	2,941	4.5
Asset-backed	1,350	2.5	27	5.0	913	2.3	310	2.5	100	3.3
Corporate debt	1,095	5.0	231	3.2	418	5.5	416	5.5	30	6.0
Other	1	0.5	1	0.5	—	—	—	—	—	—

Total available-for-sale debt securities	$10,795	3.4%	$539	2.3%	$5,782	2.5%	$1,140	4.4%	$3,334	4.7%

Amortized cost of available-for-sale debt securities	$10,611		$535		$5,723		$1,106		$3,247

(a)	Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment options.
(b)	Yields on tax-exempt obligations have been computed on a tax-equivalent basis.

	Total		Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years (a)
December 31, 2009 ($ in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Fair value of available-for-sale debt securities (b)
U.S. Treasury and federal agencies	$3,510	1.9%	$103	1.1%	$3,390	1.9%	$17	4.1%	$—	—%
States and political subdivisions	811	7.0	9	7.0	175	7.2	147	7.0	480	6.9
Foreign government	1,173	3.8	66	1.7	872	3.8	229	4.5	6	5.3
Mortgage-backed
Residential	3,461	6.5	—	—	2	6.5	36	13.0	3,423	6.4
Asset-backed	1,005	2.5	34	5.2	735	2.3	186	2.6	50	3.9
Corporate debt	1,473	5.2	283	3.4	575	5.8	570	5.4	45	6.9
Other	47	3.6	—	—	32	3.4	15	4.0	—	—

Total available-for-sale debt securities	$11,480	4.3%	$495	2.8%	$5,781	2.8%	$1,200	5.2%	$4,004	6.5%

Amortized cost of available-for-sale debt securities	$11,300		$473		$5,728		$1,169		$3,930

(a)	Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment options.
(b)	Yields on tax-exempt obligations have been computed on a tax-equivalent basis.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents gross gains and losses realized upon the sales of available-for-sale securities and other-than-temporary impairment.

	Three months ended March 31,
($ in millions)	2010	2009
Gross realized gains	$151	$49
Gross realized losses	(8)	(29)
Other-than-temporary impairment	—	(46)

Net realized gains (losses)	$143	$(26)

The following table presents interest and dividends on available-for-sale securities.

	Three months ended March 31,
($ in millions)	2010	2009
Taxable interest	$90	$46
Taxable dividends	3	—
Interest and dividends exempt from U.S. federal income tax	7	11

Total interest and dividends	$100	$57

The table below summarizes available-for-sale securities in an unrealized loss position in accumulated other comprehensive income. Based on the methodology described below that has been applied to these securities, we believe that the unrealized losses relate to factors other than credit losses in the current market environment. As of March 31, 2010, we do not have the intent to sell the debt securities with an unrealized loss position in accumulated other comprehensive income, and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. Also, as of March 31, 2010, we had the ability and intent to hold equity securities with an unrealized loss position in accumulated other comprehensive income. As a result, we believe that the securities with an unrealized loss in accumulated other comprehensive income are not considered to be other-than-temporarily impaired as of March 31, 2010.

	March 31, 2010				December 31, 2009
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
($ in millions)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$529	$(4)	$—	$—	$1,430	$(6)	$—	$—
States and political subdivisions	75	(2)	8	(2)	82	(2)	8	(2)
Foreign government securities	536	(6)	2	—	536	(8)	—	—
Mortgage-backed securities	657	(7)	3	(1)	811	(14)	6	(5)
Asset-backed securities	27	—	—	—	202	(1)	22	(1)
Corporate debt securities	66	—	42	(3)	47	(1)	120	(8)
Other	—	—	—	—	7	—	—	—

Total temporarily impaired debt securities	1,890	(19)	55	(6)	3,115	(32)	156	(16)
Equity securities	149	(5)	24	(3)	115	(5)	52	(3)

Total temporarily impaired available-for-sale securities	$2,039	$(24)	$79	$(9)	$3,230	$(37)	$208	$(19)

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

We employ a systematic methodology that considers available evidence in evaluating potential other-than-temporary impairment of our investments classified as available-for-sale. If the cost of an investment exceeds its fair value, we evaluate, among other factors, the magnitude and duration of the decline in fair value, the financial health of and business outlook for the issuer, changes to the rating of the security by a rating agency, the performance of the underlying assets for interests in securitized assets, whether we intend to sell the investment, and whether it is more likely than not we will be required to sell the debt security before recovery of its amortized cost basis. We had other-than-temporary impairment write-downs of $0 million and $46 million for the three months ended March 31, 2010 and 2009, respectively.

7.	Loans Held-for-sale

The composition of loans held-for-sale was as follows.

	March 31, 2010			December 31, 2009
($ in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total
Consumer
Automobile	$4,424	$971	$5,395	$9,417	$184	$9,601
1st Mortgage	7,081	476	7,557	9,269	530	9,799
Home equity	1,012	—	1,012	1,068	—	1,068

Total consumer (a)	12,517	1,447	13,964	19,754	714	20,468

Commercial
Commercial and industrial
Other	—	34	34	—	157	157

Total loans held-for-sale	$12,517	$1,481	$13,998	$19,754	$871	$20,625

(a)	Domestic residential mortgages include $3.3 billion and $5.5 billion at fair value as a result of fair value option elections as of March 31, 2010, and December 31, 2009, respectively. Refer to Note 18 for additional information.

8.	Finance Receivables and Loans, Net of Unearned Income

The composition of finance receivables and loans, net of unearned income outstanding, before allowance for loans losses, was as follows.

	March 31, 2010			December 31, 2009
($ in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total
Consumer
Automobile	$22,109	$16,005	$38,114	$12,514	$17,731	$30,245
1st Mortgage	8,424	1,026	9,450	7,960	405	8,365
Home equity	4,364	—	4,364	4,238	1	4,239

Total consumer (a)	34,897	17,031	51,928	24,712	18,137	42,849

Commercial
Commercial and industrial
Automobile	21,745	7,795	29,540	19,601	7,035	26,636
Mortgage	1,260	86	1,346	1,572	96	1,668
Resort finance	769	—	769	843	—	843
Other	1,828	331	2,159	1,845	437	2,282
Commercial real estate
Automobile	2,088	195	2,283	2,008	221	2,229
Mortgage	53	143	196	121	162	283

Total commercial	27,743	8,550	36,293	25,990	7,951	33,941

Notes receivable from General Motors	—	819	819	3	908	911

Total finance receivables and loans (b)	$62,640	$26,400	$89,040	$50,705	$26,996	$77,701

(a)	Residential mortgages include $2.6 billion and $1.3 billion at fair value as a result of fair value option elections as of March 31, 2010, and December 31, 2009, respectively. Refer to Note 18 for additional information.
(b)	Totals are net of unearned income of $2.7 billion and $2.5 billion at March 31, 2010, and December 31, 2009, respectively.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents an analysis of the activity in the allowance for loan losses on finance receivables and loans, net of unearned income.

	Three months ended March 31,
	2010			2009
($ in millions)	Consumer	Commercial	Total	Consumer	Commercial	Total
Allowance at January 1,	$1,664	$781	$2,445	$2,536	$897	$3,433
Provision for loan losses	127	18	145	613	182	795
Charge-offs
Domestic	(321)	(61)	(382)	(402)	(188)	(590)
Foreign	(58)	(4)	(62)	(73)	(12)	(85)

Total charge-offs	(379)	(65)	(444)	(475)	(200)	(675)

Recoveries
Domestic	109	4	113	52	3	55
Foreign	15	—	15	15	1	16

Total recoveries	124	4	128	67	4	71

Net charge-offs	(255)	(61)	(316)	(408)	(196)	(604)
Addition of allowance due to change in accounting principle (a)	222	—	222	—	—	—
Other	(4)	(12)	(16)	17	4	21

Allowance at March 31,	$1,754	$726	$2,480	$2,758	$887	$3,645

(a)	Effect of change in accounting principle due to adoption of ASU 2009-16, Accounting for Transfers of Financial Assets, and ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. Refer to Note 1 for additional information.

The following tables present information about our impaired finance receivables and loans.

	March 31, 2010			December 31, 2009
($ in millions)	Consumer	Commercial	Total	Consumer	Commercial	Total
Impaired finance receivables and loans
With an allowance	$319	$1,586	$1,905	$252	$1,760	$2,012
Without an allowance	18	274	292	16	296	312

Total impaired loans	$337	$1,860	$2,197	$268	$2,056	$2,324

Allowance for impaired loans	$94	$439	$533	$80	$488	$568

	Three months ended March 31,
	2010			2009
($ in millions)	Consumer	Commercial	Total	Consumer	Commercial	Total
Average balance of impaired loans	$290	$1,774	$2,064	$701	$2,421	$3,122
Interest income recognized on impaired loans	$3	$1	$4	$8	$9	$17

At March 31, 2010, and December 31, 2009, commercial commitments to lend additional funds to debtors owing receivables whose terms have been modified in troubled debt restructuring were $20 million and $12 million, respectively.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

9.	Off-balance Sheet Securitizations

We sell pools of automotive and residential mortgage loans via securitization transactions, which provide permanent funding and asset and liability management. In executing the securitization transactions, we typically sell the pools to wholly owned special-purpose entities (SPEs), which then sell the loans to a separate, transaction-specific, bankruptcy-remote SPE (a securitization trust) for cash, servicing rights, and in some transactions, retained interests. The securitization trust issues and sells interests to investors that are collateralized by the secured loans and entitle the investors to specified cash flows generated from the securitized loans.

Our securitization transactions are accounted for under the requirements of ASC 810, Consolidation, and ASC 860, Transfers and Servicing. ASU 2009-16, Accounting for Transfers of Financial Assets, and ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which amended ASC 810 and ASC 860, became effective on January 1, 2010, and required the prospective consolidation of certain securitization assets and liabilities that were previously held off-balance sheet. We reflected our economic interest in these newly consolidated structures primarily through loans and secured debt rather than as interests held in off-balance sheet securitization trusts. Refer to Note 1 for additional information related to the adoption of ASU 2009-16 and ASU 2009-17. Refer to Note 19 for additional information related to the consolidation of certain securitization trusts due to the adoption of the new standards.

The following discussion and related information is only applicable to the transfers of finance receivables and loans that qualify for off-balance sheet treatment.

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

As part of our off-balance sheet securitizations, we typically retain servicing responsibilities and, in some cases, other insignificant senior retained interests. Accordingly, our servicing responsibilities result in continued involvement in the form of servicing the underlying asset (primary servicing) and/or servicing the bonds resulting from the securitization transactions (master servicing) through servicing platforms. Certain securitizations require the servicer to advance scheduled principal and interest payments due on the pool regardless of whether they are received from borrowers. Accordingly, we are required to provide these servicing advances when applicable. Typically, we conclude that the fee we are paid for servicing retail automotive finance receivables represents adequate compensation, and consequently, we do not recognize a servicing asset or liability. Refer to Note 1 to the Consolidated Financial Statements in our 2009 Annual Report on Form 10-K regarding the valuation of servicing rights.

Subsequent to the adoption of ASU 2009-16 and ASU 2009-17 as of January 1, 2010, we generally do not hold significant or potentially significant retained interests in our securitization trusts that qualify for off-balance sheet treatment under ASU 2009-17.

Generally, the assets initially transferred into the securitization vehicle are the sole funding source to the investors in the securitization trust and the various other parties that perform services for the transaction, such as the servicer or the trustee. In certain transactions, a liquidity provider or facility may exist to provide temporary liquidity to the structure. The liquidity provider generally is reimbursed prior to other parties in subsequent distribution periods. Bond insurance may also exist to cover certain shortfalls to certain investors. As noted above, in certain securitizations, the servicer is required to advance scheduled principal and interest payments due on the pool regardless of whether they have been received from the borrowers. The servicer is allowed to reimburse itself for these servicing advances. Additionally, certain securitization transactions may allow for the acquisition of additional loans subsequent to the initial loan. Principal collections on other loans and/or the

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

issuance of new interests, such as variable funding notes, generally fund these loans; we are often contractually required to invest in these new interests. Lastly, we provide certain guarantees as discussed in Note 30 to the Consolidated Financial Statements in our 2009 Annual Report on Form 10-K.

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

We generally hold certain conditional repurchase options that allow us to repurchase assets from the securitization. The majority of the securitizations provide us, as servicer, with a call option that allows us to repurchase the remaining assets or outstanding debt once the asset pool reaches a predefined level, which represents the point where servicing is burdensome rather than beneficial. Such an option is referred to as a clean-up call. As servicer, we are able to exercise this option at our discretion anytime after the asset pool size falls below the predefined level. The repurchase price for the loans is typically par plus accrued interest. Additionally, we may hold other conditional repurchase options that allow us to repurchase the asset if certain events, outside our control, are met. The typical conditional repurchase option is a delinquent loan repurchase option that gives us the option to purchase the loan if it exceeds a certain prespecified delinquency level. We have complete discretion regarding when or if we will exercise these options, but generally, we will do so when it is in our best interest.

The loans sold into off-balance sheet securitization transactions are removed from our balance sheet. The assets obtained from the securitization are primarily reported as cash, servicing rights, or (if retained) retained interests. We have elected fair value treatment for our existing mortgage servicing rights portfolio. Liabilities incurred as part of the transaction, such as representation and warranty provisions, are recorded at fair value at the time of sale and are reported as accrued expenses and other liabilities on our Condensed Consolidated Balance Sheet. Upon the sale of the loans, we recognize a gain or loss on sale for the difference between the assets recognized, the assets derecognized, and the liabilities recognized as part of the transaction.

The following summarizes the pretax gains and losses recognized on the types of loans sold into off-balance sheet securitization transactions.

	Three months ended March 31,
($ in millions)	2010	2009
Retail finance receivables	$—	$—
Automotive wholesale loans	—	64
Mortgage loans	3	(4)

Total pretax gain on off-balance sheet activities	$3	$60

The following summarizes the type and amount of loans held by the securitization trusts in transactions that qualified for off-balance sheet treatment.

($ in billions)	March 31, 2010	December 31, 2009
Retail finance receivables	$—	$7.5
Automotive wholesale loans	—	—
Mortgage loans (a)	83.8	99.6

Total off-balance sheet activities	$83.8	$107.1

(a)	Excludes $192 million and $237 million of delinquent loans held by securitization trusts as of March 31, 2010, and December 31, 2009, respectively, that we have the option to repurchase as they are included in consumer finance receivables and loans and mortgage loans held-for-sale.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

10.	Mortgage Servicing Rights

We define our classes of mortgage servicing rights (MSRs) based on both the availability of market inputs and the manner in which we manage our risks of our servicing assets and liabilities. Sufficient market inputs exist to determine the fair value of our recognized servicing assets and servicing liabilities.

The following tables summarize activity related to MSRs carried at fair value.

	Three months ended March 31,
($ in millions)	2010	2009
Estimated fair value at January 1,	$3,554	$2,848
Additions obtained from sales of financial assets	202	119
Additions from purchases of servicing assets	1	—
Changes in fair value
Due to changes in valuation inputs or assumptions used in the valuation model	49	(40)
Other changes in fair value (a)	(244)	(340)
Decrease due to change in accounting principle (b)	(19)	—

Estimated fair value at March 31,	$3,543	$2,587

(a)	Other changes in fair value primarily include the accretion of the present value of the discount related to forecasted cash flows and the economic runoff of the portfolio.
(b)	The effect of change in accounting principle was due to the adoption of ASU 2009-16, Accounting for Transfers of Financial Assets, and ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. Refer to Note 1 for additional information.

We pledged MSRs of $1.4 billion and $1.5 billion as collateral for borrowings at March 31, 2010, and December 31, 2009, respectively.

Changes in fair value due to changes in valuation inputs or assumptions used in the valuation models include all changes due to revaluation by a model or by a benchmarking exercise. Other changes in fair value primarily include the accretion of the present value of the discount related to forecasted cash flows and the economic runoff of the portfolio, foreign currency translation adjustments, and the extinguishment of MSRs related to the exercise of clean-up calls of securitization transactions.

Key assumptions we use in valuing our MSRs are as follows.

	March 31,
	2010	2009
Range of prepayment speeds	2.3–46.5%	0.7–50.2%
Range of discount rates	7.3–15.8%	2.7–130.3%

The primary risk of our servicing rights is interest rate risk and the resulting impact on prepayments. A significant decline in interest rates could lead to higher-than-expected prepayments, which could reduce the value of the MSRs. Historically, we have economically hedged the income statement impact of these risks with both derivative and nonderivative financial instruments. These instruments include interest rate swaps, caps and floors, options to purchase these items, futures, and forward contracts and/or purchasing or selling U.S. Treasury and principal-only securities. The fair value of derivative financial instruments used to mitigate these risks amounted to $188 million and $845 million at March 31, 2010 and 2009, respectively. The changes in fair value of the derivative financial instruments amounted to a gain of $63 million and a loss of $20 million for the three months ended March 31, 2010 and 2009, respectively, and were included in servicing asset valuation and hedge activities, net, in the Condensed Consolidated Statement of Income.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The components of mortgage servicing fees were as follows.

	Three months ended March 31,
($ in millions)	2010	2009
Contractual servicing fees, net of guarantee fees and including subservicing	$259	$281
Late fees	20	24
Ancillary fees	47	36

Total	$326	$341

Our Mortgage operations that conduct primary and master servicing activities are required to maintain certain servicer ratings in accordance with master agreements entered into with government-sponsored entities. At March 31, 2010, our Mortgage operations were in compliance with the servicer-rating requirements of the master agreements.

11.	Other Assets

The components of other assets were as follows.

($ in millions)	March 31, 2010	December 31, 2009
Property and equipment at cost	$1,294	$1,416
Accumulated depreciation	(946)	(1,080)

Net property and equipment	348	336
Restricted cash collections for securitization trusts (a)	3,688	3,654
Fair value of derivative contracts in receivable position	2,195	2,654
Servicer advances	2,128	2,180
Cash reserve deposits held-for-securitization trusts (b)	1,539	1,594
Restricted cash and cash equivalents	1,535	1,590
Collateral placed with counterparties	1,360	1,760
Other accounts receivable	956	573
Debt issuance costs	825	829
Prepaid expenses and deposits	707	749
Goodwill	526	526
Investment in used vehicles held-for-sale	488	522
Interests retained in financial asset sales	411	471
Accrued interest and rent receivable	322	326
Repossessed and foreclosed assets, net, at lower of cost or fair value	293	336
Real estate and other investments (c)	269	340
Other assets	1,353	1,447

Total other assets	$18,943	$19,887

(a)	Represents cash collection from customer payments on securitized receivables. These funds are distributed to investors as payments on the related secured debt.
(b)	Represents credit enhancement in the form of cash reserves for various securitization transactions we have executed.
(c)	Includes residential real estate investments of $35 million and $50 million and related accumulated depreciation of $1 million and $1 million at March 31, 2010, and December 31, 2009, respectively.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

12.	Deposit Liabilities

Deposit liabilities consisted of the following.

($ in millions)	March 31, 2010	December 31, 2009
Domestic deposits
Noninterest-bearing deposits	$1,920	$1,755
NOW and money market checking accounts	7,755	7,213
Certificates of deposit	19,673	19,861
Dealer deposits	1,178	1,041

Total domestic deposits	30,526	29,870

Foreign deposits
Noninterest-bearing deposits	7	—
NOW and money market checking accounts	327	165
Certificates of deposit	1,792	1,555
Dealer deposits	208	166

Total foreign deposits	2,334	1,886

Total deposit liabilities	$32,860	$31,756

Noninterest bearing deposits primarily represent third-party escrows associated with our Mortgage operations’ loan servicing portfolio. The escrow deposits are not subject to an executed agreement and can be withdrawn without penalty at any time. At both March 31, 2010, and December 31, 2009, certificates of deposit included $4.8 billion of domestic certificates of deposit in denominations of $100 thousand or more.

13.	Debt

The following table presents the composition of our debt portfolio at March 31, 2010, and December 31, 2009.

	March 31, 2010			December 31, 2009
($ in millions)	Unsecured	Secured	Total	Unsecured	Secured	Total
Short-term debt
Commercial paper	$2	$—	$2	$8	$—	$8
Demand notes	1,406	—	1,406	1,311	—	1,311
Bank loans and overdrafts	1,367	—	1,367	1,598	—	1,598
Repurchase agreements and other (a)	322	4,512	4,834	348	7,027	7,375

Total short-term debt	3,097	4,512	7,609	3,265	7,027	10,292

Long-term debt
Due within one year	6,171	18,960	25,131	7,429	18,898	26,327
Due after one year (b)	40,244	24,350	64,594	38,331	22,834	61,165

Total long-term debt (c)	46,415	43,310	89,725	45,760	41,732	87,492

Fair value adjustment (d)	551	—	551	529	—	529

Total debt	$50,063	$47,822	$97,885	$49,554	$48,759	$98,313

(a)	Repurchase agreements consist of secured financing arrangements with third parties at our Mortgage operations. Other primarily includes nonbank secured borrowings and notes payable to GM. Refer to Note 17 for additional information.
(b)	Includes $7.4 billion at both March 31, 2010, and December 31, 2009, guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program (TLGP).
(c)	Secured long-term debt includes $2.4 billion and $1.3 billion at fair value as of March 31, 2010, and December 31, 2009, respectively, as a result of fair value option elections. Refer to Note 18 for additional information.
(d)	Amount represents the hedge accounting adjustment on fixed rate debt.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the scheduled maturity of long-term debt at March 31, 2010, assuming that no early redemptions occur. The actual payment of secured debt may vary based on the payment activity of the related pledged assets.

Year ended December 31, ($ in millions)	Unsecured (a)	Secured (b)	Total
2010	$4,429	$16,425	$20,854
2011	9,467	10,561	20,028
2012	12,467	5,250	17,717
2013	1,880	5,017	6,897
2014	1,979	1,596	3,575
2015 and thereafter	20,214	1,451	21,665
Original issue discount (c)	(4,021)	—	(4,021)
Troubled debt restructuring concession (d)	—	425	425

Long-term debt	46,415	40,725	87,140
Collateralized borrowings in securitization trusts (e)	—	2,585	2,585

Total long-term debt	$46,415	$43,310	$89,725

(a)	Scheduled maturities of ResCap unsecured long-term debt are as follows: $1,284 million in 2010; $209 million in 2011; $357 million in 2012; $527 million in 2013; $96 million in 2014; and $112 million in 2015 and thereafter. These maturities exclude ResCap debt held by GMAC.
(b)	Scheduled maturities of ResCap secured long-term debt are as follows: $1,539 million in 2010; $0 million in 2011; $0 million in 2012; $707 million in 2013; $707 million in 2014; and $919 million in 2015 and thereafter. These maturities exclude ResCap debt held by GMAC and collateralized borrowings in securitization trusts.
(c)	Scheduled remaining amortization of original issue discount is as follows: $904 million in 2010; $967 million in 2011; $342 million in 2012; $255 million in 2013; $183 million in 2014; and $1,370 million in 2015 and thereafter.
(d)	In the second quarter of 2008, ResCap executed an exchange offer that resulted in a concession being recognized as an adjustment to the carrying value of certain new secured notes. This concession is being amortized over the life of the new notes through a reduction to interest expense using an effective yield methodology. Scheduled remaining amortization of the troubled debt restructuring concession is as follows: $78 million in 2010; $101 million in 2011; $105 million in 2012; $82 million in 2013; $46 million in 2014; and $13 million in 2015 and thereafter.
(e)	Collateralized borrowings in securitization trusts represent mortgage-lending-related debt that is repaid on the principal payments of the underlying assets.

The following summarizes assets restricted as collateral for the payment of the related debt obligation primarily arising from secured financing arrangements, securitization transactions accounted for as secured borrowings, and repurchase agreements.

	March 31, 2010		December 31, 2009
($ in millions)	Assets	Related secured debt (a)	Assets	Related secured debt (a)
Loans held-for-sale	$3,019	$846	$1,420	$454
Mortgage assets held-for-investment and lending receivables	3,177	2,738	1,946	1,673
Retail automotive finance receivables (b)	22,184	18,464	19,203	13,597
Wholesale automotive finance receivables	22,103	9,167	16,352	8,565
Investment securities	44	—	63	—
Investment in operating leases, net	9,088	5,053	13,323	9,208
Real estate investments and other assets	4,244	4,987	4,468	5,129
Ally Bank (c)	20,440	6,567	24,276	10,133

Total	$84,299	$47,822	$81,051	$48,759

(a)	Included as part of secured debt are repurchase agreements of $0 million and $26 million where we have pledged assets as collateral for approximately the same amount of debt at March 31, 2010, and December 31, 2009, respectively.
(b)	Included as part of retail automotive finance receivables are $8.0 billion of assets and $4.5 billion of secured debt related to Ally Bank.
(c)	Ally Bank has an advance agreement with the Federal Home Loan Bank of Pittsburgh (FHLB) and access to the Federal Reserve Bank Discount Window and Term Auction Facility program. Ally Bank had assets pledged and restricted as collateral to the FHLB and Federal Reserve Bank totaling $18.0 billion and $22.4 billion as of March 31, 2010, and December 31, 2009, respectively. Furthermore, under the advance agreement, the FHLB has a blanket lien on certain Ally Bank assets including approximately $10.9 billion and $11.5 billion in real estate-related finance receivables and loans and $3.6 billion and $2.7 billion in other assets as of March 31, 2010, and December 31, 2009, respectively. Availability under these programs is generally only for the operations of Ally Bank and cannot be used to fund the operations or liabilities of GMAC or its subsidiaries.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Funding Facilities

The following table highlights credit capacity under our secured and unsecured funding facilities as of March 31, 2010, and December 31, 2009. We utilize both committed and uncommitted credit facilities. The financial institutions providing the uncommitted facilities are not legally obligated to advance funds under them. The amounts in the outstanding column in the table below are generally included on our Condensed Consolidated Balance.

	Total capacity		Unused capacity (a)		Outstanding
($ in billions)	Mar 31, 2010	Dec 31, 2009	Mar 31, 2010	Dec 31, 2009	Mar 31, 2010	Dec 31, 2009
Committed unsecured
Automotive Finance operations	$0.8	$0.8	$0.1	$0.1	$0.7	$0.7
Committed secured
Automotive Finance operations and other	29.6	36.0	14.0	12.2	15.6	23.8
Mortgage operations	1.8	2.1	0.2	0.4	1.6	1.7

Total committed facilities	32.2	38.9	14.3	12.7	17.9	26.2

Uncommitted unsecured
Automotive Finance operations	0.8	0.9	0.1	0.1	0.7	0.8
Uncommitted secured
Automotive Finance operations (b)	4.9	5.7	3.8	2.0	1.1	3.7
Mortgage operations (c) (d)	7.8	8.6	1.9	1.9	5.9	6.7

Total uncommitted facilities	13.5	15.2	5.8	4.0	7.7	11.2

Total facilities	45.7	54.1	20.1	16.7	25.6	37.4

Whole-loan forward flow agreements (e)	4.5	9.4	4.5	9.4	—	—

Total commitments	$50.2	$63.5	$24.6	$26.1	$25.6	$37.4

(a)	Funding is generally available on request as excess collateral resides in certain facilities or to the extent incremental collateral is available and contributed to the facilities.
(b)	Included $4.2 billion and $5.3 billion of capacity from Federal Reserve Bank advances with $0.6 billion and $3.4 billion outstanding as of March 31, 2010, and December 31, 2009, respectively.
(c)	Included $0.8 billion and $2.5 billion of capacity from Federal Reserve Bank advances with $0.1 billion and $1.6 billion outstanding as of March 31, 2010, and December 31, 2009, respectively.
(d)	Included $5.8 billion and $5.9 billion of capacity from FHLB advances with $4.8 billion and $5.1 billion outstanding as of March 31, 2010, and December 31, 2009, respectively.
(e)	Represents commitments of financial institutions to purchase U.S. automotive retail assets. One of these arrangements expires in June 2010 while the other expires in October 2010.

In April 2010, Ally Bank entered into a $7.0 billion secured revolving credit facility with a syndicate of lenders. Refer to Note 21 for additional information.

14.	Regulatory Capital

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

The risk-based capital ratio is determined by allocating assets and specified off-balance sheet financial instruments into several broad risk categories with higher levels of capital being required for the categories perceived as representing greater

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

risk. Under the guidelines, total capital is divided into two tiers: Tier 1 capital and Tier 2 capital. Tier 1 capital generally consists of common equity, minority interests, and qualifying preferred stock (including fixed-rate cumulative preferred stock issued and sold to the Treasury) less goodwill and other adjustments. Tier 2 capital generally consists of preferred stock not qualifying as Tier 1 capital, limited amounts of subordinated debt and the allowance for loan losses, and other adjustments. The amount of Tier 2 capital may not exceed the amount of Tier 1 capital.

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

In conjunction with the conclusion of the Supervising Capital Assessment Program (S-CAP), the banking regulators developed a new measure of capital called “Tier 1 common” defined as Tier 1 capital less noncommon elements including qualified perpetual preferred stock, qualifying minority interest in subsidiaries and qualifying trust preferred securities.

On July 21, 2008, GMAC, FIM Holdings, IB Finance Holding Company, LLC, Ally Bank, and the FDIC entered into a Capital and Liquidity Maintenance Agreement (CLMA). The CLMA requires capital at Ally Bank to be maintained at a level such that Ally Bank’s leverage ratio is at least 11% for a three-year period and thereafter, remain “well-capitalized.” For this purpose, the leverage ratio is determined in accordance with the FDIC’s regulations related to capital maintenance.

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

The minimum risk-based capital requirements adopted by the federal banking agencies follow the Capital Accord of the Basel Committee on Banking Supervision. Currently all U.S. banks are subject to the Basel I capital rules. The Basel Committee issued Basel II Capital Rules, and the U.S. regulators issued companion rules applicable to certain U.S. domiciled institutions. GMAC qualifies as a “mandatory” bank holding company that must comply with the U.S. Basel II rules. The Basel Committee on Banking Supervision issued additional guidance regarding market risk capital rules and Basel II capital rules for securitizations. U.S. banking regulators have not yet issued any companion guidance. We continue to monitor developments with respect to Basel II requirements and are working to ensure successful execution within the required time.

On January 28, 2010, the federal banking agencies published a final rule amending the risk-based capital guidelines associated with the implementation of ASU 2009-16 and ASU 2009-17. The rule permits banking organizations to phase in the effects of the consolidation on risk-weighted assets and also makes provisions associated with the impact of allowance for loan and lease losses effects on Tier 2 capital, over the next four quarters. GMAC has elected to utilize this optional phase-in approach. Refer to Note 1 for additional information related to the adoption of ASU 2009-16 and ASU 2009-17.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table summarizes our capital ratios.

	March 31, 2010		December 31, 2009		Required minimum	Well- capitalized minimum

($ in millions)	Amount	Ratio	Amount	Ratio
Risk-based capital
Tier 1 (to risk-weighted assets)
GMAC Inc.	$22,088	14.88%	$22,398	14.15%	4.00%	6.00%
Ally Bank	8,032	24.04%	7,768	20.85%	(a)	6.00%
Total (to risk-weighted assets)
GMAC Inc.	$24,370	16.42%	$24,623	15.55%	15.00% (b)	10.00%
Ally Bank	8,453	25.30%	8,237	22.10%	(a)	10.00%
Tier 1 leverage (to adjusted average assets) (c)
GMAC Inc.	$22,088	12.49%	$22,398	12.70%	3.00–4.00%	(d)
Ally Bank	8,032	16.41%	7,768	15.42%	15.00% (a)	5.00%
Tier 1 common (to risk-weighted assets)
GMAC Inc.	$7,368	4.96%	$7,678	4.85%	n/a	n/a
Ally Bank	n/a	n/a	n/a	n/a	n/a	n/a

n/a = not applicable

(a)	Ally Bank, in accordance with the FRB exemption from Section 23A, is required to maintain a Tier 1 leverage ratio of 15%. Ally Bank is also required to maintain well-capitalized levels for Tier 1 risk-based capital and total risk-based ratios pursuant to the CLMA.
(b)	GMAC, in accordance with the FRB exemption from Section 23A, is required to maintain a Total risk-based capital ratio of 15%.
(c)	Federal regulatory reporting guidelines require the calculation of adjusted average assets using a daily average methodology. We currently calculate using a combination of monthly and daily average methodologies. We are in the process of modifying information systems to address the daily average requirement.
(d)	There is no Tier 1 leverage component in the definition of a well-capitalized bank holding company.

At March 31, 2010, GMAC and Ally Bank met all required minimum ratios and exceeded “well-capitalized” requirements under the federal regulatory agencies’ definitions as summarized in the table above.

15.	Derivative Instruments and Hedging Activities

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

Interest Rate Risk

We execute interest rate swaps to modify our exposure to interest rate risk by converting certain fixed-rate instruments to a variable rate. We have applied hedge accounting for certain derivative instruments used to hedge fixed-rate debt. We monitor our mix of fixed- and variable-rate debt in relationship to the rate profile of our assets. When it is cost effective to do so, we may enter into interest rate swaps to achieve our desired mix of fixed- and variable-rate debt. Our qualifying accounting hedges consist of hedges of fixed-rate debt obligations where individual swaps are designated as one-for-one hedges of specific fixed-rate debt obligations.

We enter into economic hedges to mitigate exposure for the following categories:

•

MSRs and retained interests — Our MSRs and retained interest portfolios are generally subject to loss in value when mortgage rates decline. Declining mortgage rates generally result in an increase in refinancing activity that increases prepayments and results in a decline in the value of MSRs and retained interests. To mitigate the impact of

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

this risk, we maintain a portfolio of financial instruments, primarily derivatives that increase in value when interest rates decline. The primary objective is to minimize the overall risk of loss in the value of mortgage servicing rights due to the change in fair value caused by interest rate changes and their interrelated impact to prepayments.

We use a multitude of derivative instruments to manage the interest rate risk related to MSRs and retained interests. They include, but are not limited to, interest rate futures contracts, call or put options on U.S. Treasuries, swaptions, MBS futures, U.S. Treasury futures, interest rate swaps, interest rate floors, and interest rate caps. While we do not utilize nonderivative instruments (e.g., U.S. Treasuries) to hedge this portfolio, we have utilized them previously and may utilize them again in the future. We monitor and actively manage our risk on a daily basis, and therefore trading volume can be large.

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

•

Debt — As part of our previous on-balance sheet securitizations and/or secured aggregation facilities, certain interest rate swaps or interest rate caps have been included within consolidated variable interest entities; these swaps or caps were generally required to meet certain rating agency requirements or were required by the facility lender or provider. The interest rate swaps and/or caps are generally entered into when the debt is issued; accordingly, current trading activity on this particular derivative portfolio is minimal. Additionally, effective January 1, 2010, the derivatives that were hedging off-balance sheet securitization activities are now hedging these securitizations as on-balance sheet securitization activities. We consolidated the off-balance sheet securitizations on January 1, 2010, due to accounting principle changes associated with ASU 2009-16 and ASU 2009-17. Refer to Note 1 for additional information related to the recent adoption.

With the exception of a portion of our fixed-rate debt, we have not applied hedge accounting to our derivative portfolio held to economically hedge our debt portfolio. Typically, the significant terms of the interest rate swaps match the significant terms of the underlying debt resulting in an effective conversion of the rate of the related debt.

•	Other — We enter into futures, options, swaptions, and credit default swaps to economically hedge our net fixed versus variable interest rate exposure.

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

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Our non-U.S. subsidiaries maintain both assets and liabilities in local currencies; these local currencies are generally the subsidiaries’ functional currencies for accounting purposes. Foreign currency exchange rate gains and losses arise when the assets or liabilities of our subsidiaries are denominated in currencies that differ from its functional currency. In addition, our equity is impacted by the cumulative translation adjustments resulting from the translation of foreign subsidiary results; this impact is reflected in our other comprehensive income (loss). We enter into foreign currency forwards with external counterparties to hedge foreign exchange exposure on our net investments in foreign subsidiaries. Our net investment hedges are recorded at fair value with changes recorded to other comprehensive income (loss) with the exception of the spot to forward difference that is recorded in current period earnings.

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

To further mitigate the risk of counterparty default, we maintain collateral agreements with certain counterparties. The agreements require both parties to maintain collateral in the event the fair values of the derivative financial instruments meet established thresholds. In the event that either party defaults on the obligation, the secured party may seize the collateral. Generally, our collateral arrangements are bilateral such that we and the counterparty post collateral for the value of their total obligation to each other. Contractual terms provide for standard and customary exchange of collateral based on changes in the market value of the outstanding derivatives. The securing party posts additional collateral when their obligation has risen or removes collateral when it has fallen. We also have unilateral collateral agreements whereby we are the only entity required to post collateral. We have placed collateral totaling $1.4 billion and $1.8 billon at March 31, 2010, and December 31, 2009, respectively, in accounts maintained by counterparties. We have received cash collateral from counterparties totaling $452 million and $432 million at March 31, 2010, and December 31, 2009, respectively. The collateral placed and received are included on our Condensed Consolidated Balance Sheet in other assets and accrued expenses and other liabilities, respectively. In certain circumstances, we receive or post securities as collateral with counterparties. In accordance with ASC 860-30-25-5, Secured Borrowing and Collateral, we do not record such collateral received on our consolidated balance sheet unless certain conditions have been met.

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

	Fair value of derivative contracts in
March 31, 2010 ($ in millions)	receivable position (a)	liability position (b)	Notional amount
Qualifying accounting hedges
Interest rate risk
Fair value accounting hedges	$461	$30	$17,347
Foreign exchange risk
Net investment accounting hedges	3	62	2,380
Cash flow accounting hedges	—	146	452

Total foreign exchange risk	3	208	2,832

Total qualifying accounting hedges	464	238	20,179

Economic hedges
Interest rate risk
MSRs and retained interests	916	728	177,169
Mortgage loan commitments and mortgage and automotive loans held-for-sale	75	86	31,873
Debt	382	425	44,053
Other	23	39	12,151

Total interest rate risk	1,396	1,278	265,246
Foreign exchange risk	335	215	21,859

Total economic hedges	1,731	1,493	287,105

Total derivatives	$2,195	$1,731	$307,284

(a)	Reported as other assets on the Condensed Consolidated Balance Sheet. Includes accrued interest of $268 million.
(b)	Reported as accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet. Includes accrued interest of $50 million.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Fair value of derivative contracts in
December 31, 2009 ($ in millions)	receivable position (a)	liability position (b)	Notional amount
Qualifying accounting hedges
Interest rate risk
Fair value accounting hedges	$478	$47	$16,938
Foreign exchange risk
Net investment accounting hedges	10	41	2,414
Cash flow accounting hedges	—	112	334

Total foreign exchange risk	10	153	2,748

Total qualifying accounting hedges	488	200	19,686

Economic hedges
Interest rate risk
MSRs and retained interests	805	816	153,818
Mortgage loan commitments and mortgage and automotive loans held-for-sale	225	132	45,470
Off-balance sheet securitization activities	139	—	4,440
Debt	392	548	53,501
Other	50	24	12,629

Total interest rate risk	1,611	1,520	269,858
Foreign exchange risk	555	175	22,927

Total economic hedges	2,166	1,695	292,785

Total derivatives	$2,654	$1,895	$312,471

(a)	Reported as other assets on the Condensed Consolidated Balance Sheet. Includes accrued interest of $314 million.
(b)	Reported as accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet. Includes accrued interest of $91 million.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Statement of Income Presentation and Accumulated Other Comprehensive Information

The following tables summarize the location and amounts of gains and losses reported in our Condensed Consolidated Statement of Income on derivative instruments and related hedge items and amounts flowing through accumulated other comprehensive income.

	Three months ended March 31,
($ in millions)	2010	2009
Qualifying accounting hedges
Gain (loss) recognized in earnings on derivatives
Interest rate contracts
Interest on long-term debt	$82	$(196)
(Loss) gain recognized in earnings on hedged items
Interest rate contracts
Interest on long-term debt	(62)	165

Total qualifying accounting hedges	20	(31)
Economic hedges
Gain (loss) recognized in earnings on derivatives
Interest rate contracts
Interest on long-term debt	—	(7)
Servicing asset valuation and hedge activities, net	63	20
Loss on mortgage and automotive loans, net	(144)	(229)
Other gain (loss) on investments, net	—	(1)
Other income, net of losses	(53)	(6)
Other operating expenses	(3)	(2)

Total interest rate contracts	(137)	(225)
Foreign exchange contracts (a)
Interest on long-term debt	(33)	(16)
Other income, net of losses	(2)	(205)

Total foreign exchange contracts	(35)	(221)

Loss recognized in earnings on derivatives	$(152)	$(477)

(a)	Amount represents the difference between the changes in the fair values of the currency hedge, net of the revaluation of the related foreign denominated debt or foreign denominated receivable.

	Three months ended March 31,
($ in millions)	2010	2009
Derivatives in cash flow hedging relationships
Gain recognized in other comprehensive income
Foreign exchange contracts (a)
Other comprehensive income	$1	$10

Gain recognized in other comprehensive loss	$1	$10

(a)	Amount represents the effective portion, net of the revaluation of the related foreign denominated debt or net investment.

16.	Income Taxes

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

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

We recognized total income tax expense from continuing operations of $39 million during the three months ended March 31, 2010, and total income tax benefit from continuing operations of $126 million during the three months ended March 31, 2009. A reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate for continuing operations is shown in the following table.

	Three months ended March 31,
	2010	2009
Statutory U.S. federal tax rate	35.0%	35.0%
Change in tax rate resulting from
Effect of valuation allowance change	(27.2)	0.4
Active Finance Exception-expiration	26.8	—
Taxes on unremitted earnings of subsidiaries	(13.6)	—
State and local income taxes, net of federal income tax benefit	4.0	0.4
Foreign income tax rate differential	2.5	(0.6)
Tax-exempt income	(1.7)	0.4
LLC results not subject to federal or state income taxes	—	(18.9)
Other, net	(2.6)	0.3

Effective tax rate	23.2%	17.0%

The valuation allowances that were previously established against our domestic net deferred tax assets and certain international net deferred tax assets declined by approximately $532 million during the quarter as a result of profitability of our operations in various tax jurisdictions in combination with an election made by the company to treat the U.S. consumer property and casualty insurance business disposition as an asset sale versus a stock sale for U.S. tax purposes. This election resulted in a smaller ordinary loss than the capital loss that had been previously recorded.

As of December 31, 2009, the Active Financing Exception (AFE) to Subpart F of the Internal Revenue Code deemed dividend income inclusion expired. The expiration of this exception means that foreign earnings that previously would not have been subject to tax in the United States unless repatriated are now currently taxable even though the earnings have not been distributed to the United States. Congress is currently considering an extension of the AFE. However, until the extension becomes law, we are required to report these foreign earnings as subject to incremental U.S. tax.

The amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate is approximately $150 million as of March 31, 2010, compared to $157 million at December 31, 2009. We do not expect a significant change in the unrecognized tax benefits within the next 12 months.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

17.	Related Party Transactions

The related party activities represent transactions with GM, FIM Holdings, and affiliated companies. GM and FIM Holdings have both a direct and indirect ownership interest in GMAC.

Balance Sheet

A summary of the balance sheet effect of transactions with GM, FIM Holdings, and affiliated companies follows.

($ in millions)	March 31, 2010	December 31, 2009
Assets
Available-for-sale investment in asset-backed security — GM (a)	$13	$20
Secured
Finance receivables and loans, net of unearned income
Wholesale automotive financing — GM (b)	282	280
Term loans to dealers — GM (b)	69	71
Lending receivables — affiliates of FIM Holdings	45	54
Investment in operating leases, net — GM (c)	65	69
Notes receivable from GM (d)	802	884
Other assets
Other — GM	82	102

Total secured	1,345	1,460
Unsecured
Notes receivable from GM (d)	17	27
Other assets
Subvention receivables (rate and residual support) — GM	93	165
Lease pull-ahead receivable — GM	23	21
Other — GM	29	26

Total unsecured	162	239
Liabilities
Unsecured debt
Notes payable to GM	31	154
Accrued expenses and other liabilities
Wholesale payable — GM	467	161
Other payables — GM	35	18

(a)	In November 2006, GMAC retained an investment in a note secured by operating lease assets transferred to GM. As part of the transfer, GMAC provided a note to a trust, a wholly owned subsidiary of GM. The note was classified in investment securities on the Condensed Consolidated Balance Sheet.
(b)	Represents wholesale financing and term loans to certain dealerships wholly owned by GM or in which GM has an interest. The loans are generally secured by the underlying vehicles or assets of the dealerships.
(c)	Includes vehicles, buildings, and other equipment classified as operating lease assets that are leased to GM-affiliated entities. These leases are secured by the underlying assets.
(d)	Represents wholesale financing we provide to GM for vehicles, parts, and accessories in which GM retains title while consigned to us or dealers primarily in the United Kingdom and Italy. The financing to GM remains outstanding until the title is transferred to GMAC or the dealers. The amount of financing provided to GM under this arrangement varies based on inventory levels. These loans are secured by the underlying vehicles or other assets (except loans relating to parts and accessories in Italy).

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Statement of Income

A summary of the statement of income effect of transactions with GM, FIM Holdings, and affiliated companies follows.

	Three months ended March 31,
($ in millions)	2010	2009
Net financing revenue
GM and affiliates lease residual value support — North American operations (a)	$8	$84
GM and affiliates rate support — North American operations	166	189
Wholesale subvention and service fees from GM	46	60
Interest earned on wholesale automotive financing	2	5
Interest earned on term loans to dealers	—	1
Interest expense on loans with GM	(3)	(11)
Interest on notes receivable from GM and affiliates	9	21
Interest on wholesale settlements (b)	46	21
Interest income on loans with FIM Holdings affiliates, net	1	1
Consumer lease payments from GM (c)	11	39
Other revenue
Insurance premiums earned from GM	39	39
Service fees on transactions with GM	1	2
Revenues from GM-leased properties, net	2	3
Other (d)	—	(5)
Servicing fees
U.S. automotive operating leases (e)	1	10
Expense
Off-lease vehicle selling expense reimbursement (f)	(4)	(8)
Payments to GM for services, rent, and marketing expenses (g)	33	23

(a)	Represents total amount of residual support and risk sharing earned under the residual support and risk-sharing programs.
(b)	The settlement terms related to the wholesale financing of certain GM products are at shipment date. To the extent that wholesale settlements with GM are made before the expiration of transit, we receive interest from GM.
(c)	GM sponsors lease pull-ahead programs whereby consumers are encouraged to terminate lease contracts early in conjunction with the acquisition of a new GM vehicle with the customer’s remaining payment obligation waived. For certain programs, GM compensates us for the waived payments adjusted based on remarketing results associated with the underlying vehicle.
(d)	Includes income or (expense) related to derivative transactions that we enter into with GM as counterparty.
(e)	Represents servicing income related to automotive leases distributed as a dividend to GM on November 22, 2006.
(f)	An agreement with GM provides for the reimbursement of certain selling expenses incurred by us on off-lease vehicles sold by GM at auction.
(g)	We reimburse GM for certain services provided to us. This amount includes rental payments for our primary executive and administrative offices located in the Renaissance Center in Detroit, Michigan, and exclusivity and royalty fees.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Statement of Changes in Equity

A summary of the changes to the statement of changes in equity related to transactions with GM, FIM Holdings, and affiliated companies follows.

($ in millions)	Three months ended March 31, 2010	Year ended December 31, 2009
Equity
Capital contributions received (a)	$—	$1,280
Dividends to shareholders/members (b)	5	393
Preferred interest dividends — GM	26	128
Other (c)	(74)	—

(a)	On January 16, 2009, we completed a $1.25 billion rights offering pursuant to which we issued additional common membership interests to FIM Holdings and a subsidiary of GM.
(b)	Pursuant to the operating agreement with our shareholders, our shareholders are permitted distributions to pay the taxes they incurred from ownership of their GMAC interests prior to our conversion from a tax partnership to a corporation. In March 2009, we executed a transaction that had 2008 tax-reporting implications for our shareholders. In accordance with the operating agreement, the approval of both our GMAC Board of Directors and the Treasury was obtained in advance for the payment of tax distributions to our shareholders. In 2010, the amount distributed to GM was $5 million. This represented an accrual for GM tax settlements and refunds received related to tax periods prior to the November 30, 2006, sale by GM of a 51% interest in GMAC (Sale Transactions). Amounts distributed to GM and FIM Holdings were $220 million and $173 million, respectively, for the year ended December 31, 2009. Included in the 2009 amount is $55 million of remittances to GM for tax settlements and refunds received related to tax periods prior to the Sale Transactions as required by the terms of the Purchase and Sale Agreement between GM and FIM Holdings.
(c)	The $74 million represents a reduction of the estimated payment accrued for tax distributions as a result of the completion of the GMAC LLC U.S. Return of Partnership Income for the tax period January 1, 2009, through June 30, 2009.

GM, GM dealers, and GM-related employees compose a significant portion of our customer base, and our Global Automotive Services operations are highly dependent on GM production and sales volume. As a result, a significant adverse change in GM’s business, including significant adverse changes in GM’s liquidity position and access to the capital markets, the production or sale of GM vehicles, the quality or resale value of GM vehicles, the use of GM marketing incentives, GM’s relationships with its key suppliers, GM’s relationship with the United Auto Workers and other labor unions, and other factors impacting GM or its employees could have a significant adverse effect on our profitability and financial condition.

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

As of March 31, 2010, we had an estimated $1.3 billion in secured credit exposure, which included primarily wholesale vehicle financing to GM-owned dealerships, notes receivable from GM, and vehicles leased directly to GM. We further had approximately $1.4 billion in unsecured credit exposure, which included estimates of payments from GM related to residual support and risk-sharing agreements. Under the terms of certain agreements between GMAC and GM, GMAC has the right to offset certain of its exposures to GM against amounts GMAC owes to GM.

GMAC INC.

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

Based on the March 31, 2010, outstanding North American operating lease and retail balloon portfolios, the additional maximum amount that could be paid by GM under the residual support programs is approximately $1.0 billion and would be paid only in the unlikely event that the proceeds from the entire portfolio of lease assets were lower than both the contractual residual value and our standard residual rates.

Based on the March 31, 2010, outstanding North American operating lease portfolio, the maximum amount that could be paid under the risk-sharing arrangements is approximately $1.2 billion and would be paid only in the unlikely event that the proceeds from all outstanding lease vehicles were lower than our standard residual rates and no higher than the contractual risk-sharing floor.

Retail and lease contracts acquired by us that included rate and residual subvention from GM, payable directly or indirectly to GM dealers as a percentage of total new retail and lease contracts acquired, were as follows.

	Three months ended March 31,
	2010	2009
GM and affiliates subvented contracts acquired
North American operations	52%	77%
International operations	34%	35%

Other

We have entered into various services agreements with GM that are designed to document and maintain our current and historical relationship. We are required to pay GM fees in connection with certain of these agreements related to our financing of GM consumers and dealers in certain parts of the world.

GM also provides payment guarantees on certain commercial assets we have outstanding with certain third-party customers. As of March 31, 2010, and December 31, 2009, commercial obligations guaranteed by GM were $58 million and $68 million, respectively. Additionally, GM is bound by repurchase obligations to repurchase new vehicle inventory under certain circumstances, such as dealer franchise termination.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

18.	Fair Value

Fair Value Measurements

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

Following are descriptions of the valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models, and significant assumptions utilized:

•

Trading securities — Trading securities are recorded at fair value and may be asset-or mortgage-backed securities (including senior and subordinated interests) and may be investment grade, noninvestment grade, or unrated securities. We base our valuation of trading securities on observable market prices when available; however, observable market prices are not available for a significant portion of these assets due to illiquidity in the markets. When observable market prices are not available, valuations are primarily based on internally developed discounted cash flow models (an income approach) that use assumptions consistent with current market conditions. The valuation considers recent market transactions, experience with similar securities, current business conditions, and analysis of the underlying collateral, as available. To estimate cash flows, we utilize various significant assumptions including market observable inputs (e.g., forward interest rates) and internally developed inputs (e.g., prepayment speeds, delinquency levels, and credit losses). We classified 99% and 94% of the trading securities reported at fair value as Level 3 at March 31, 2010, and December 31, 2009, respectively. Trading securities account for 1% and 2% of all assets reported at fair value at March 31, 2010, and December 31, 2009, respectively.

•

Available-for-sale securities — Available-for-sale securities are carried at fair value primarily based on observable market prices. If observable market prices are not available, our valuations are based on internally developed discounted cash flow models (an income approach) that use a market-based discount rate and consider recent market transactions, experience with similar securities, current business conditions, and analysis of the underlying collateral, as available. To estimate cash flows, we are required to utilize various significant assumptions including

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

market observable inputs (e.g., forward interest rates) and internally developed inputs (including prepayment speeds, delinquency levels, and credit losses). We classified less than 1% of the available-for-sale securities reported at fair value as Level 3 at both March 31, 2010, and December 31, 2009. Available-for-sale securities account for 41% and 37% of all assets reported at fair value at March 31, 2010, and December 31, 2009, respectively.

•

Loans held-for-sale — We elected the fair value option for certain mortgage loans held-for-sale. The loans elected were government- and agency-eligible residential loans funded after July 31, 2009. These loans are presented in the table of recurring fair value measurements. Refer to the section within this Note titled Fair Value Option of Financial Assets and Financial Liabilities for additional information. The loans not elected under the fair value option are accounted for at the lower of cost or fair value. The loans not elected under the fair value option are only loans carried at fair value that are accounted for at the lower of cost or fair value. We classified 34% and 49% of the loans held-for-sale reported at fair value as Level 3 at March 31, 2010, and December 31, 2009, respectively. Loans held-for-sale account for 19% and 32% of all assets reported at fair value at March 31, 2010, and December 31, 2009, respectively.

Approximately 21% and 4% of the total loans held-for-sale carried at fair value are automotive loans at March 31, 2010, and December 31, 2009, respectively. These automotive loans are presented in the nonrecurring fair value measurement table. We based our valuation of automotive loans held-for-sale on internally developed discounted cash flow models (an income approach) or terms established under fixed-pricing forward flow agreements and classified all these loans as Level 3. These valuation models estimate the exit price we expect to receive in the loan’s principal market, which depending on characteristics of the loans may be the whole-loan market, the securitization market, or committed prices contained in forward flow agreements. Although we utilize and give priority to market observable inputs, such as interest rates and market spreads within these models, we are typically required to utilize internal inputs, such as prepayment speeds, credit losses, and discount rates. While numerous controls exist to calibrate, corroborate, and validate these internal inputs, these internal inputs require the use of judgment and can have a significant impact on the determination of the loan’s value. Accordingly, we classified all automotive loans held-for-sale as Level 3.

Approximately 79% and 96% of the total loans held-for-sale carried at fair value are mortgage loans at March 31, 2010, and December 31, 2009, respectively. We originate or purchase mortgage loans in the United States that we intend to sell to Fannie Mae, Freddie Mac, and Ginnie Mae (collectively, the Agencies). Mortgage loans held-for-sale are typically pooled together and sold into certain exit markets depending on underlying attributes of the loan, such as agency eligibility (domestic only), product type, interest rate, and credit quality. Two valuation methodologies are used to determine the fair value of loans held-for-sale. The methodology used depends on the exit market as described below.

Loans valued using observable market prices for identical or similar assets — This includes all domestic loans that can be sold to the Agencies, which are valued predominantly by published forward agency prices. This will also include all nonagency domestic loans or international loans where recently negotiated market prices for the loan pool exist with a counterparty (which approximates fair value) or quoted market prices for similar loans are available. As these valuations are derived from quoted market prices, we classify these valuations as Level 2 in the fair value disclosures. As of March 31, 2010, and December 31, 2009, 83% and 52%, respectively, of the mortgage loans held-for-sale currently being carried at fair value were classified as Level 2.

Loans valued using internal models — To the extent observable market prices are not available, we will determine the fair value of loans held-for-sale using internally developed valuation models. These valuation models estimate the exit price we expect to receive in the loan’s principal market, which depending on characteristics of the loan may be the whole-loan or securitization market. Although we utilize and give priority to market observable inputs such as interest rates and market spreads within these models, we are typically required to utilize internal inputs, such as prepayment speeds, credit losses, and discount rates. While

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

numerous controls exist to calibrate, corroborate, and validate these internal inputs, the generation of these internal inputs requires the use of judgment and can have a significant impact on the determination of the loan’s fair value. Accordingly, we classify these valuations as Level 3 in the fair value disclosures. As of March 31, 2010, and December 31, 2009, 17% and 48%, respectively, of the mortgage loans held-for-sale currently being carried at fair value are classified as Level 3.

Due to limited sales activity and periodically unobservable prices in certain markets, certain loans held-for-sale may transfer between Level 2 and Level 3 in future periods.

•

Consumer mortgage finance receivables and loans, net of unearned income — We elected the fair value option for certain consumer mortgage finance receivables and loans. The elected loans collateralized on-balance sheet securitization debt in which we estimated credit reserves pertaining to securitized assets that could have, or already had, exceeded our economic exposure. The elected loans represent a portion of the consumer finance receivable and loans on the Condensed Consolidated Balance Sheet. The balance that was not elected was reported on the balance sheet at the principal amount outstanding, net of charge-offs, allowance for loan losses, and premiums or discounts.

The mortgage loans that collateralized securitization debt are legally isolated from us and are beyond the reach of our creditors. The loans are measured at fair value using a portfolio approach or an in-use premise. Values of loans held on an in-use basis may differ considerably from loans held-for-sale that can be sold in the whole-loan market. This difference arises primarily due to the liquidity of the asset- and mortgage-backed securitization market and is evident in the fact that spreads applied to lower rated asset-and mortgage-backed securities are considerably wider than spreads observed on senior bonds classes and in the whole-loan market. The objective in fair valuing the loans and related securitization debt is to account properly for our retained economic interest in the securitizations. As a result of reduced liquidity in capital markets, values of both these loans and the securitized bonds are expected to be volatile. Since this approach involves the use of significant unobservable inputs, we classified all the mortgage loans elected under the fair value option as Level 3, as of March 31, 2010, and December 31, 2009. Consumer finance receivables and loans accounted for 9% and 4% of all assets reported at fair value at March 31, 2010, and December 31, 2009, respectively. Refer to the section within this Note titled Fair Value Option of Financial Assets and Financial Liabilities for additional information.

•

Commercial finance receivables and loans, net of unearned income — We evaluate our commercial finance receivables and loans, net of unearned income, for impairment. We generally base the evaluation on the fair value of the underlying collateral supporting the loans when expected to be the sole source of repayment. When the carrying value exceeds the fair value of the collateral, an impairment loss is recognized and reflected as a nonrecurring fair value measurement. As of March 31, 2010, 8% and 92% of the impaired commercial finance receivables and loans were classified as Level 2 and Level 3, respectively. As of December 31, 2009, 6% and 94% of the impaired commercial finance receivables and loans were classified as Level 2 and Level 3, respectively. Commercial finance receivables and loans accounted for 4% of all assets reported at fair value at both March 31, 2010, and December 31, 2009.

•

Mortgage servicing rights — We typically retain MSRs when we sell assets into the secondary market. MSRs do not trade in an active market with observable prices; therefore, we use internally developed discounted cash flow models (an income approach) to estimate the fair value of MSRs. These internal valuation models estimate net cash flows based on internal operating assumptions that we believe would be used by market participants combined with market-based assumptions for loan prepayment rates, interest rates, and discount rates that we believe approximate yields required by investors in this asset. Cash flows primarily include servicing fees, float income, and late fees, in each case less operating costs to service the loans. The estimated cash flows are discounted using an option-adjusted spread-derived discount rate. All MSRs were classified as Level 3 at March 31, 2010, and December 31, 2009. MSRs accounted for 13% and 10% of all assets reported at fair value at March 31, 2010, and December 31, 2009, respectively.

•

Interests retained in financial asset sales — Interests retained in financial asset sales are carried at fair value. The interests retained are in securitization trusts and deferred purchase prices on the sale of wholesale loans. Due to

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

inactivity in the market, valuations are based on internally developed discounted cash flow models (an income approach) that use a market-based discount rate. The valuation considers recent market transactions, experience with similar assets, current business conditions, and analysis of the underlying collateral, as available. To estimate cash flows, we utilize various significant assumptions, including market observable inputs (e.g., forward interest rates) and internally developed inputs (e.g., prepayment speeds, delinquency levels, and credit losses). All interests retained were classified as Level 3 at March 31, 2010, and December 31, 2009. Interests retained in financial assets sales accounted for 1% and less than 1% of all assets reported at fair value at March 31, 2010, and December 31, 2009, respectively.

•

Derivative instruments — We manage risk through our balance of loan production and servicing businesses while using portfolios of financial instruments (including derivatives) to manage risk related specifically to the value of loans held-for-sale, loans held-for-investment, MSRs, foreign currency debt; and we enter into interest rate swaps to facilitate transactions where the underlying receivables are sold to a nonconsolidated entity. Refer to Note 15 for additional information regarding the gains and losses recognized on the fair value of economic hedges within the Condensed Consolidated Statement of Income.

We enter into a variety of derivative financial instruments as part of our hedging strategies. Certain of these derivatives are exchange traded, such as Eurodollar futures, or traded within highly active dealer markets, such as agency to-be-announced securities. To determine the fair value of these instruments, we utilize the exchange price or dealer market price for the particular derivative contract; therefore, we classified these contracts as Level 1. We classified 2% of the derivative assets and 5% of the derivative liabilities reported at fair value as Level 1 at March 31, 2010. We classified 7% of the derivative assets and 9% of the derivative liabilities reported at fair value as Level 1 at December 31, 2009.

We also execute over-the-counter derivative contracts, such as interest rate swaps, floors, caps, corridors, and swaptions. We utilize third-party-developed valuation models that are widely accepted in the market to value these over-the-counter derivative contracts. The specific terms of the contract and market observable inputs (such as interest rate forward curves and interpolated volatility assumptions) are entered into the model. We classified these over-the-counter derivative contracts as Level 2 because all significant inputs into these models were market observable. We classified 86% of the derivative assets and 80% of the derivative liabilities reported at fair value as Level 2 at March 31, 2010. We classified 77% of the derivative assets and 73% of the derivative liabilities reported at fair value as Level 2 at December 31, 2009.

We also hold certain derivative contracts that are structured specifically to meet a particular hedging objective. These derivative contracts often are utilized to hedge risks inherent within certain on-balance sheet securitizations. To hedge risks on particular bond classes or securitization collateral, the derivative’s notional amount is often indexed to the hedged item. As a result, we typically are required to use internally developed prepayment assumptions as an input into the model to forecast future notional amounts on these structured derivative contracts. Accordingly, we classified these derivative contracts as Level 3. We classified 12% of the derivative assets and 15% of the derivative liabilities reported at fair value as Level 3 at March 31, 2010. We classified 16% of the derivative assets and 18% of the derivative liabilities reported at fair value as Level 3 at December 31, 2009.

We are required to consider all aspects of nonperformance risk, including our own credit standing, when measuring fair value of a liability. We consider our credit risk and the credit risk of our counterparties in the valuation of derivative instruments through a credit valuation adjustment (CVA). The CVA calculation utilizes our credit default swap spreads and the spreads of the counterparty. The CVA calculates the probable or potential future exposure on the derivative under different interest and currency exchange rate environments using simulation tools. For each simulation, a CVA is calculated using either our credit default spread or the default spread of the counterparty and, in both cases, the potential exposure of the simulation.

Derivative assets accounted for 8% of all assets reported at fair value at both March 31, 2010, and December 31, 2009. Derivative liabilities accounted for 42% and 59% of all liabilities reported at fair value at March 31, 2010, and December 31, 2009, respectively.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

•

Derivative collateral placed with counterparties — Collateral in the form of investment securities are primarily carried at fair value using quoted prices in active markets for similar assets. We classified 86% and 96% of securities posted as collateral as Level 1 at March 31, 2010, and December 31, 2009, respectively. Securities posted as collateral accounted for 3% and 2% of all assets reported at fair value at March 31, 2010, and December 31, 2009, respectively.

•

Repossessed and foreclosed assets — Foreclosed on or repossessed assets resulting from loan defaults are carried at the lower of either cost or fair value less costs to sell and are included in other assets on the Condensed Consolidated Balance Sheet. The fair value disclosures include only assets carried at fair value less costs to sell.

The majority of assets acquired due to default are foreclosed assets. We revalue foreclosed assets on a periodic basis. We classified properties that are valued by independent third-party appraisals less costs to sell as Level 2. When third-party appraisals are not obtained, valuations are typically obtained from third-party broker price opinion; however, depending on the circumstances, the property list price or other sales price information may be used in lieu of a broker price opinion. Based on historical experience, we adjust these values downward to take into account damage and other factors that typically cause the actual liquidation value of foreclosed properties to be less than broker price opinion or other price sources. This valuation adjustment is necessary to ensure the valuation ascribed to these assets considers unique factors and circumstances surrounding the foreclosed asset. As a result of applying internally developed adjustments to the third-party-provided valuation of the foreclosed property, we classified these assets as Level 3 in the fair value disclosures. As of March 31, 2010, we classified 48% and 52% of foreclosed and repossessed properties carried at fair value less costs to sell as Level 2 and Level 3, respectively. As of December 31, 2009, we classified 51% and 49% of foreclosed and repossessed properties carried at fair value less costs to sell as Level 2 and Level 3, respectively. Repossessed and foreclosed assets account for 1% and less than 1% of all assets reported at fair value at March 31, 2010, and December 31, 2009, respectively.

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

We value securitization debt that was elected pursuant to the fair value option and any economically retained positions using market observable prices whenever possible. The securitization debt is principally in the form of asset- and mortgage-backed securities collateralized by the underlying mortgage loans held-for-investment. Due to the attributes of the underlying collateral and current market conditions, observable prices for these instruments are typically not available. In these situations, we consider observed transactions as Level 2 inputs in our discounted cash flow models. Additionally, the discounted cash flow models utilize other market observable inputs, such as interest rates, and internally derived inputs including prepayment speeds, credit losses, and discount rates. Fair value option elected financing securitization debt is classified as Level 3 as a result of the reliance on significant assumptions and estimates for model inputs. On-balance sheet securitization debt accounted for 58% and 41% of all liabilities reported at fair value at March 31, 2010, and December 31, 2009, respectively. Refer to the section within this Note titled Fair Value Option for Financial Assets and Financial Liabilities for a complete description of these securitizations.

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

	Recurring fair value measurements
March 31, 2010 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Trading securities
Mortgage-backed
Residential	$—	$1	$54	$55
Asset-backed	—	—	89	89

Total trading securities	—	1	143	144
Investment securities
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	2,825	858	—	3,683
States and political subdivisions	—	430	—	430
Foreign government	974	287	—	1,261
Mortgage-backed
Residential	—	2,972	3	2,975
Asset-backed	—	1,337	13	1,350
Corporate debt securities	—	1,095	—	1,095
Other	—	1	—	1

Total debt securities	3,799	6,980	16	10,795
Equity securities	852	4	—	856

Total available-for-sale securities	4,651	6,984	16	11,651
Mortgage loans held-for-sale (a)	—	3,316	—	3,316
Consumer mortgage finance receivables and loans, net of unearned income (a)	—	—	2,572	2,572
Mortgage servicing rights	—	—	3,543	3,543
Other assets
Cash reserve deposits held-for-securitization trusts	—	—	2	2
Interests retained in financial asset sales	—	—	411	411
Fair value of derivative contracts in receivable position
Interest rate contracts	47	1,538	272	1,857
Foreign currency contracts	—	338	—	338

Total fair value of derivative contracts in receivable position	47	1,876	272	2,195
Derivative collateral placed with counterparties	608	102	—	710

Total assets	$5,306	$12,279	$6,959	$24,544

Liabilities
Secured debt
On-balance sheet securitization debt (a)	$—	$—	$(2,384)	$(2,384)
Accrued expenses and other liabilities
Fair value of derivative contracts in liability position
Interest rate contracts	(93)	(947)	(268)	(1,308)
Foreign currency contracts	(1)	(422)	—	(423)

Total fair value of derivative contracts in liability position	(94)	(1,369)	(268)	(1,731)

Total liabilities	$(94)	$(1,369)	$(2,652)	$(4,115)

(a)	Carried at fair value due to fair value option elections.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Recurring fair value measurements
December 31, 2009 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Trading securities
Mortgage-backed
Residential	$—	$44	$99	$143
Asset-backed	—	—	596	596

Total trading securities	—	44	695	739
Investment securities
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	1,989	1,521	—	3,510
States and political subdivisions	—	811	—	811
Foreign government	911	262	—	1,173
Mortgage-backed
Residential	—	3,455	6	3,461
Asset-backed	—	985	20	1,005
Corporate debt securities	2	1,471	—	1,473
Other	47	—	—	47

Total debt securities	2,949	8,505	26	11,480
Equity securities	671	4	—	675

Total available-for-sale securities	3,620	8,509	26	12,155
Mortgage loans held-for-sale (a)	—	5,545	—	5,545
Consumer mortgage finance receivables and loans, net of unearned income (a)	—	—	1,303	1,303
Mortgage servicing rights	—	—	3,554	3,554
Other assets
Cash reserve deposits held-for-securitization trusts	—	—	31	31
Interests retained in financial asset sales	—	—	471	471
Fair value of derivative contracts in receivable position	184	2,035	435	2,654
Derivative collateral placed with counterparties	808	37	—	845

Total assets	$4,612	$16,170	$6,515	$27,297

Liabilities
Secured debt
On-balance sheet securitization debt (a)	$—	$—	$(1,294)	$(1,294)
Accrued expenses and other liabilities
Fair value of derivative contracts in liability position	(172)	(1,391)	(332)	(1,895)

Total liabilities	$(172)	$(1,391)	$(1,626)	$(3,189)

(a)	Carried at fair value due to fair value option elections.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following tables present the reconciliation for all Level 3 assets and liabilities measured at fair value on a recurring basis. Transfers into or out of any hierarchy levels, including any transfers shown in the following tables, were recognized as of the end of the reporting period in which the transfer occurred. We often economically hedge the fair value change of our assets or liabilities with derivatives and other financial instruments. The Level 3 items presented below may be hedged by derivatives and other financial instruments that are classified as Level 1 or Level 2. Thus, the following tables do not fully reflect the impact of our risk management activities.

	Level 3 recurring fair value measurements
($ in millions)	Fair value as of January 1, 2010	Net realized/unrealized gains (losses)			Purchases, issuances, and settlements, net	Fair value as of March 31, 2010	Net unrealized gains (losses) included in earnings still held as of March 31, 2010
		included in earnings		included in other comprehensive income (a)
Assets
Trading securities
Mortgage-backed
Residential	$99	$4	(b)	$—	$(49)	$54	$9	(b)
Asset-backed	596	—		2	(509)	89	—

Total trading securities	695	4		2	(558)	143	9
Investment securities
Available-for-sale securities
Debt securities
Mortgage-backed
Residential	6	—		—	(3)	3	—
Asset-backed	20	—		—	(7)	13	—

Total debt securities	26	—		—	(10)	16	—
Consumer mortgage finance receivables and loans, net of unearned income (c)	1,303	413	(d)	—	856	2,572	202	(d)
Mortgage servicing rights	3,554	(196)	(e)	—	185	3,543	(196)	(e)
Other assets
Cash reserve deposits held-for-securitization trusts	31	—		—	(29)	2	—
Interests retained in financial asset sales	471	3	(f)	—	(63)	411	2	(f)
Fair value of derivative contracts in receivable (liability) position, net
Interest rate contracts, net	103	(145)	(g)	—	46	4	(57)	(g)

Total assets	$6,183	$79		$2	$427	$6,691	$(40)

Liabilities
Secured debt
On-balance sheet securitization debt (c)	$(1,294)	$(413)	(d)	$—	$(677)	$(2,384)	$(241)	(d)

Total liabilities	$(1,294)	$(413)		$—	$(677)	$(2,384)	$(241)

(a)	Includes foreign currency translation adjustments, if any.
(b)	The fair value adjustment was reported as other gain (loss) on investments, net, and the related interest was reported as interest and dividends on investment securities in the Condensed Consolidated Statement of Income.
(c)	Carried at fair value due to fair value option elections.
(d)	Refer to the next section of this note titled Fair Value Option for Financial Assets and Liabilities for the location of the gains and losses in the Condensed Consolidated Statement of Income.
(e)	Fair value adjustment was reported as servicing asset valuation and hedge activities, net, in the Condensed Consolidated Statement of Income.
(f)	Reported as other income, net of losses, in the Condensed Consolidated Statement of Income.
(g)	Refer to Note 15 for information related to the location of the gains and losses on derivative instruments in the Condensed Consolidated Statement of Income.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Level 3 recurring fair value measurements
	Fair value as of January 1, 2009	Net realized/ unrealized gains (losses)			Purchases, issuances, and settlements, net	Net transfers into/ (out of) Level 3	Fair value as of March 31, 2009	Net unrealized gains (losses) included in earnings still held as of March 31, 2009
($ in millions)		included in earnings		included in other comprehensive income (a)
Assets
Trading securities	$720	$(6)	(b)	$(2)	$(6)	$—	$706	$(282)	(b)
Investment securities
Available-for-sale securities	631	—	(b)	1	(199)	—	433	(4)	(b)
Consumer mortgage finance receivables and loans, net of unearned income (c)	1,861	188	(d)	—	(386)	—	1,663	58	(d)
Mortgage servicing rights	2,848	(356)	(e)	—	95	—	2,587	(348)	(e)
Other assets
Cash reserve deposits held-for-securitization trusts	41	(6)	(f)	(1)	(4)	—	30	(112)	(f)
Interests retained in financial asset sales	1,001	(69)	(f)	—	(110)	—	822	4	(f)
Fair value of derivative contracts in receivable (liability) position, net	149	324	(g)	(5)	(217)	68	319	588	(g)

Total assets	$7,251	$75		$(7)	$(827)	$68	$6,560	$(96)

Liabilities
Secured debt
On-balance sheet securitization debt (c)	$(1,899)	$(136)	(d)	$—	$359	$—	$(1,676)	$(35)	(d)

Total liabilities	$(1,899)	$(136)		$—	$359	$—	$(1,676)	$(35)

(a)	Includes foreign currency translation adjustments, if any.
(b)	The fair value adjustment was reported as other loss on investments, net, and the related interest was reported as interest and dividends on investment securities in the Condensed Consolidated Statement of Income.
(c)	Carried at fair value due to fair value option elections.
(d)	Refer to next section of this note titled Fair Value Option for Financial Assets and Liabilities for the location of the gains and losses in the Condensed Consolidated Statement of Income.
(e)	Fair value adjustment was reported as servicing asset valuation and hedge activities, net, in the Condensed Consolidated Statement of Income.
(f)	Reported as other income, net of losses, in the Condensed Consolidated Statement of Income.
(g)	Refer to Note 15 for information related to the location of the gains and losses on derivative instruments in the Condensed Consolidated Statement of Income.

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

The following tables display the assets and liabilities measured at fair value on a nonrecurring basis and held at March 31, 2010 and 2009.

	Nonrecurring fair value measures				Lower of cost or fair value allowance or valuation reserve	Total gains (losses) included in earnings for the three months ended
March 31, 2010 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Loans held-for-sale (a)
Automotive	$—	$—	$1,155	$1,155	$(141)	n/m	(b)
Mortgage	—	277	720	997	(112)	n/m	(b)

Total loans held-for-sale	—	277	1,875	2,152	(253)	n/m	(b)
Commercial finance receivables and loans, net of unearned income (c)
Automotive	—	—	462	462	(105)	n/m	(b)
Mortgage	—	99	47	146	(70)	n/m	(b)
Other	—	—	606	606	(264)	n/m	(b)

Total commercial finance receivables and loans, net of unearned income	—	99	1,115	1,214	(439)
Other assets
Real estate and other investments (d)	—	34	—	34	n/m (e)	1
Repossessed and foreclosed assets, net (f)	—	76	81	157	(44)	n/m	(b)

Total assets	$—	$486	$3,071	$3,557	$(736)	$1

n/m = not meaningful

(a)	Represents assets held-for-sale that are required to be measured at the lower of cost or fair value. The table above includes only assets with fair values below cost as of March 31, 2010. The related valuation allowance represents the cumulative adjustment to fair value of those specific assets.
(b)	We consider the applicable valuation or loan loss allowance to be the most relevant indicator of the impact on earnings caused by the fair value measurement. Accordingly, the table above excludes total gains and losses included in earnings for these items. The carrying values are inclusive of the respective valuation or loan loss allowance.
(c)	Represents the portion of the portfolio impaired as of March 31, 2010. The related valuation allowance represents the cumulative adjustment to fair value of those specific receivables.
(d)	Represents assets impaired as of March 31, 2010. The total loss included in earnings represents adjustments to the fair value of the portfolio based on actual sales during the three months ended March 31, 2010.
(e)	The total loss included in earnings is the most relevant indicator of the impact on earnings.
(f)	The allowance provided for repossessed and foreclosed assets represents any cumulative valuation adjustment recognized to adjust the assets to fair value less costs to sell.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Nonrecurring fair value measures				Lower of cost or fair value or valuation allowance			Total gains (losses) included in earnings for the three months ended
March 31, 2009 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Loans held-for-sale (a)	$—	$—	$814	$814	$(471)			n/m	(b	)
Commercial finance receivables and loans, net of unearned income (c)	—	329	1,994	2,323	(588)			(87)	(d	)
Other assets
Real estate and other investments (e)	—	43	—	43	n/m	(f	)	1
Repossessed and foreclosed assets, net (g)	—	174	310	484	(245)			n/m	(b	)
Investment in used vehicles held-for-sale (a)	—	—	500	500	(109)			n/m	(b	)

Total assets	$—	$546	$3,618	$4,164	$(1,413)			$(86)

n/m = not meaningful

(a)	Represents assets held-for-sale that are required to be measured at the lower of cost or fair value. The table above includes only assets with fair values below cost as of March 31, 2009. The related valuation allowance represents the cumulative adjustment to fair value of those specific assets.
(b)	We consider the applicable valuation or loan loss allowance to be the most relevant indicator of the impact on earnings caused by the fair value measurement. Accordingly, the table above excludes total gains and losses included in earnings for these items. The carrying values are inclusive of the respective valuation or loan loss allowance.
(c)	Represents the portion of the commercial portfolio impaired as of March 31, 2009. The related valuation allowance represents the cumulative adjustment to fair value of those specific receivables.
(d)	Represents losses recognized on the impairment of our resort finance business, which provided debt capital to resort and timeshare developers. Refer to footnote (b) for information related to the other commercial finance receivables and loans, net of unearned income, for which impairment was recognized.
(e)	Represents assets impaired as of March 31, 2009. The total loss included in earnings represents adjustments to the fair value of the portfolio based on actual sales during the three months ended March 31, 2009.
(f)	The total loss included in earnings is the most relevant indicator of the impact on earnings.
(g)	The allowance provided for repossessed and foreclosed assets represents any cumulative valuation adjustment recognized to adjust the assets to fair value less costs to sell.

Fair Value Option for Financial Assets and Financial Liabilities

On January 1, 2008, we elected to measure at fair value certain consumer mortgage finance receivables and loans and the related debt held in the financing securitization structures that existed. During the three months ended September 30, 2009, we also elected the fair value option for government- and agency-eligible mortgage loans held-for-sale funded after July 31, 2009. As of January 1, 2010, we elected the fair value option for all mortgage securitization structures that were required to be consolidated due to the adoption of ASU 2009-17. Refer to Note 1 for additional information related to the adoption. Our intent in electing fair value for all these items was to mitigate a divergence between accounting losses and economic exposure for certain assets and liabilities.

A description of the financial assets and liabilities elected to be measured at fair value is as follows.

•

On-balance sheet securitizations — We executed certain domestic securitizations that did not meet certain sale criteria. As part of these domestic on-balance sheet securitizations, we typically retained the economic residual interest in the securitization. The economic residual entitles us to excess cash flows that remain at each distribution date after absorbing any credit losses in the securitization. Because sale treatment was not achieved, the mortgage loan collateral remained on the balance sheet and was classified as consumer finance receivable and loans; the securitization’s debt was classified as secured debt; and the economic residuals were not carried on the balance sheet. After execution of the securitizations, we were required under GAAP to continue recording an allowance for loan losses on these held-for-investment loans.

As a result of market conditions and deteriorating credit performance of domestic mortgages, our economic exposure on certain of these domestic on-balance sheet securitizations was reduced to zero or approximating zero,

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

thus indicating we expected minimal to no future cash flows to be received on the economic residual. While we no longer were economically exposed to credit losses in the securitizations, we were required to continue recording additional allowance for loan losses on the securitization collateral as credit performance deteriorated. Further, in accordance with GAAP, we did not record any offsetting reduction in the securitization’s debt balances, even though any nonperformance of the assets would ultimately pass through as a reduction of the amount owed to the debt holders once they are contractually extinguished. As a result, we were required to record accounting losses beyond our economic exposure.

To mitigate the divergence between accounting losses and economic exposure, we elected the fair value option for a portion of the domestic on-balance sheet securitizations. In particular, we elected the fair value option for domestic on-balance sheet securitization vehicles in which we estimated that the credit reserves pertaining to securitized assets could, or already had, exceeded our economic exposure. The fair value option election was made at a securitization level; thus the election was made for both the consumer mortgage finance receivables and loans and the related portion of on-balance sheet securitized debt for these particular securitizations.

We carry the fair value-elected loans as consumer finance receivable and loans, net of unearned income, on the Condensed Consolidated Balance Sheet. Our policy is to separately record interest income on the fair value-elected loans (unless the loans are placed on nonaccrual status); however, the accrued interest was excluded from the fair value presentation. We classified the fair value adjustment recorded for the loans as other income, net of losses, in the Condensed Consolidated Statement of Income.

We continued to record the fair value-elected debt balances as secured debt on the Condensed Consolidated Balance Sheet. Our policy is to separately record interest expense on the fair value-elected securitization debt, which continues to be classified as interest expense in the Condensed Consolidated Statement of Income. We classified the fair value adjustment recorded for this fair value-elected debt as other income, net of losses, in the Condensed Consolidated Statement of Income.

•

Government- and agency-eligible loans — During the three months ended September 31, 2009, we elected the fair value option for government and agency eligible mortgage loans held-for-sale funded after July 31, 2009. We elected the fair value option to mitigate earnings volatility by better matching the accounting for the assets with the related hedges.

Excluded from the fair value option were government- and agency-eligible loans funded on or prior to July 31, 2009, and those repurchased or rerecognized. The loans funded on or prior to July 31, 2009, were ineligible because the election must be made at the time of funding. Repurchased and rerecognized government- and agency-eligible loans were not elected because the election will not mitigate earning volatility. We repurchase or rerecognize loans due to representation and warranty obligations or conditional repurchase options. Typically, we will be unable to resell these assets through regular channels due to characteristics of the assets. Since the fair value of these assets is influenced by factors that cannot be hedged, we did not elect the fair value option.

We carry the fair value-elected government- and agency-eligible loans as loans held-for-sale on the Condensed Consolidated Balance Sheet. Our policy is to separately record interest income on the fair value-elected loans (unless they are placed on nonaccrual status); however, the accrued interest was excluded from the fair value presentation. Upfront fees and costs related to the fair value-elected loans were not deferred or capitalized. The fair value adjustment recorded for these loans is classified as gain (loss) on mortgage loans, net, in the Condensed Consolidated Statement of Income. In accordance with GAAP, the fair value option election is irrevocable once the asset is funded even if it is subsequently determined that a particular loan cannot be sold under government programs or to the agencies.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following tables summarize the fair value option elections and information regarding the amounts recorded as earnings for each fair value option-elected item.

	Changes included in the Condensed Consolidated Statement of Income for the three months ended March 31, 2010
($ in millions)	Consumer financing revenue	Loans held-for-sale revenue	Total interest expense	Gain on mortgage loans, net	Other income, net of losses	Total included in earnings	Change in fair value due to credit risk (a)
Assets
Mortgage loans held-for-sale	$—	$56	$—	$184	$—	$240	$—	(b	)
Consumer mortgage finance receivables and loans, net of unearned income	169	—	—	—	244	413	(34)	(c	)
Liabilities
Secured debt
On-balance sheet securitization debt	$—	$—	$(96)	$—	$(317)	$(413)	$37	(d	)

Total						$240

(a)	Factors other than credit quality that impact fair value include changes in market interest rates and the illiquidity or marketability in the current marketplace. Lower levels of observable data points in illiquid markets generally result in wide bid/offer spreads.
(b)	The credit impact for loans held-for-sale is assumed to be zero because the loans are either suitable for sale or are covered by a government guarantee.
(c)	The credit impact for consumer mortgage finance receivables and loans was quantified by applying internal credit loss assumptions to cash flow models.
(d)	The credit impact for on-balance sheet securitization debt is assumed to be zero until our economic interests in a particular securitization is reduced to zero at which point the losses on the underlying collateral will be expected to be passed through to third-party bondholders. Losses allocated to third-party bondholders, including changes in the amount of losses allocated, will result in fair value changes due to credit. We also monitor credit ratings and will make credit adjustments to the extent any bond classes are downgraded by rating agencies.

	Changes included in the Condensed Consolidated Statement of Income for the three months ended March 31, 2009
($ in millions)	Consumer financing revenue	Total interest expense	Other income, net of losses	Total included in earnings	Change in fair value due to credit risk (a)
Assets
Consumer mortgage finance receivables and loans, net of unearned income	$142	$—	$46	$188	$(64)	(b	)
Liabilities
Secured debt
On-balance sheet securitization debt	$—	$(60)	$(76)	$(136)	$62	(c	)

Total				$52

(a)	Factors other than credit quality that impact fair value include changes in market interest rates and the illiquidity or marketability in the current marketplace. Lower levels of observable data points in illiquid markets generally result in wide bid/offer spreads.
(b)	The credit impact for consumer mortgage finance receivables and loans was quantified by applying internal credit loss assumptions to cash flow models.
(c)	The credit impact for on-balance sheet securitization debt is assumed to be zero until our economic interests in a particular securitization is reduced to zero at which point the losses on the underlying collateral will be expected to be passed through to third-party bondholders. Losses allocated to third-party bondholders, including changes in the amount of losses allocated, will result in fair value changes due to credit. We also monitor credit ratings and will make credit adjustments to the extent any bond classes are downgraded by rating agencies.

Interest income on consumer mortgage finance receivables and loans is measured by multiplying the unpaid principal balance on the loans by the coupon rate and the number of days of interest due. Interest expense on the on-balance sheet securitization debt is measured by multiplying bond principal by the coupon rate and number of days of interest due to the investor.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following tables provide the aggregate fair value and the aggregate unpaid principal balance for the fair value option-elected loans and long-term debt instruments.

March 31, 2010 ($ in millions)	Unpaid principal balance	Fair value (a)
Assets
Mortgage loans held-for-sale
Total loans	$3,223	$3,316
Nonaccrual loans	4	4
Loans 90+ days past due (b)	—	—
Consumer mortgage finance receivables and loans, net of unearned income
Total loans	10,546	2,572
Nonaccrual loans	2,856		(c)
Loans 90+ days past due (b)	1,837		(c)
Liabilities
Secured debt
On-balance sheet securitization debt	$(10,450)	$(2,384)

(a)	Excludes accrued interest receivable.
(b)	Loans 90+ days past due are also presented within the nonaccrual loan balance and the total loan balance.
(c)	The fair value of consumer mortgage finance receivables and loans is calculated on a pooled basis, which does not allow us to reliably estimate the fair value of loans 90+ days past due or nonaccrual loans. As a result, the fair value of these loans is not included in the table above. Unpaid principal balances were provided to allow assessment of the materiality of loans 90+ days past due and nonaccrual loans relative to total loans. For further discussion regarding the pooled basis, refer to the previous section of this Note titled Consumer finance receivables, net of unearned income.

December 31, 2009 ($ in millions)	Unpaid principal balance	Fair value
Assets
Mortgage loans held-for-sale
Total loans	$5,427	$5,546
Nonaccrual loans	3	3
Loans 90+ days past due (a)	—	—
Consumer mortgage finance receivables and loans, net of unearned income
Total loans	7,180	1,303
Nonaccrual loans	2,343		(b)
Loans 90+ days past due (a)	1,434		(b)
Liabilities
Secured debt
On-balance sheet securitization debt	$(7,166)	$(1,293)

(a)	Loans 90+ days past due are also presented within the nonaccrual loan balance and within the total loan balance.
(b)	The fair value of consumer mortgage finance receivables and loans is calculated on a pooled basis, which does not allow us to reliably estimate the fair value of loans 90+ days past due or nonaccrual loans. As a result, the fair value of these loans is not included in the table above. Unpaid principal balances were provided to allow assessment of the materiality of loans 90+ days past due and nonaccrual loans relative to total loans. For further discussion regarding the pooled basis, refer to the previous section of this note titled, Consumer finance receivables, net of unearned income.

Fair Value of Financial Instruments

The following table presents the carrying and estimated fair value of assets and liabilities that are considered financial instruments. Accordingly, items that do not meet the definition of a financial instrument are excluded from the table. When possible, we use quoted market prices to determine fair value. Where quoted market prices are not available, the fair value is internally derived based on appropriate valuation methodologies with respect to the amount and timing of future cash flows

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

and estimated discount rates. However, considerable judgment is required in interpreting market data to develop estimates of fair value, so the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions or estimation methodologies could be material to the estimated fair values. Fair value information presented herein is based on information available at March 31, 2010, and December 31, 2009. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been updated since those dates; therefore, the current estimates of fair value at dates after March 31, 2010, and December 31, 2009, could differ significantly from these amounts.

	March 31, 2010		December 31, 2009
($ in millions)	Carrying value	Fair value	Carrying value	Fair value
Financial assets
Trading securities	$144	$144	$739	$739
Investment securities	11,651	11,651	12,158	12,158
Loans held-for-sale (a)	13,998	13,525	20,625	19,855
Finance receivables and loans, net	86,560	84,095	75,256	72,213
Fair value of derivative contracts in receivable position	2,195	2,195	2,654	2,654
Derivative collateral placed with counterparties (b)	710	710	845	845
Interests retained in financial asset sales	411	411	471	471
Financial liabilities
Debt (c)	$98,406	$97,959	$98,819	$95,588
Deposit liabilities (d)	31,474	32,403	30,549	30,795
Fair value of derivative contracts in liability position	1,731	1,731	1,895	1,895

(a)	The balance includes options to repurchase delinquent assets from certain off-balance securitizations and agency whole-loan sales. We are not exposed to the losses on these delinquent loans, unless we exercise the repurchase option. Until we exercise the option, the carrying value of these loans equals the unpaid principal balance and the fair value is based on internal valuation models. As a result, the carrying value (or unpaid principal balance) is greater than the fair value due to the underlying characteristics of the loans.
(b)	Represents collateral in the form of investment securities.
(c)	Debt includes deferred interest for zero-coupon bonds of $521 million and $506 million as of March 31, 2010, and December 31, 2009, respectively.
(d)	The carrying value and fair value amounts exclude dealer deposits.

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

•

Finance receivables and loans, net — With the exception of mortgage loans held-for-investment, the fair value of finance receivables was based on discounted future cash flows using applicable spreads to approximate current rates applicable to each category of finance receivables (an income approach). The carrying value of wholesale receivables in certain markets and certain other automotive-and mortgage-lending receivables for which interest rates reset on a short-term basis with applicable market indices are assumed to approximate fair value either because

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

of the short-term nature or because of the interest rate adjustment feature. The fair value of wholesale receivables in other markets was based on discounted future cash flows using applicable spreads to approximate current rates applicable to similar assets in those markets.

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

•

Interests retained in financial asset sales — Interest retained in financial asset sales are carried at fair value. Refer to the previous sections of this note titled Interests retained in financial asset sales for a description of the methodologies and assumptions used to determine fair value.

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

19.	Variable Interest Entities

We account for VIEs under the requirements of ASU 810, Consolidation. ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which amended ASC 810, became effective on January 1, 2010, and upon adoption, we consolidated certain entities, including securitization trusts, which were previously held off-balance sheet. As of January 1, 2010, we recognized a day-one net increase of $17.6 billion to assets and liabilities on our consolidated balance sheet. ($10.1 billion of the increase relates to operations classified as held-for-sale). Refer to Note 1 for additional information related to the adoption of ASU 2009-17. Refer to our Condensed Consolidated Balance Sheet for a detailed listing of the assets and liabilities of our consolidated VIEs as of March 31, 2010.

The following describes the VIEs that we have consolidated or in which we have a significant variable interest. We have certain secured funding arrangements that are structured through consolidating entities, as described in further detail in Note 13.

•

On-balance sheet securitization trusts — We hold variable interests in certain securitization transactions that are VIEs. The nature of, purpose of, activities of, and our continuing involvement with the consolidated securitization trusts is virtually identical to those of our off-balance sheet securitization trusts, which are discussed in Note 9. As part of our securitizations, we typically retain servicing responsibilities. We also hold retained interests in these consolidated securitization trusts, which represent a continuing economic interest in the securitization. The retained interests include, but are not limited to, senior or subordinate mortgage - or asset-backed securities, interest-only strips, principal-only strips, and residuals. Certain of these retained interests provide credit enhancement to the

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

securitization structure as they may absorb credit losses or other cash shortfalls. Additionally, the securitization documents may require cash flows to be directed away from certain of our retained interests due to specific over collateralization requirements, which may or may not be performance-driven. Because the securitization trusts are consolidated, these retained interests are not recognized as a separate asset on our Condensed Consolidated Balance Sheet.

Prior to the adoption of ASU 2009-17, we were the primary beneficiary because we typically held the first loss position in these securitization transactions and, as a result, anticipated absorbing the majority of the expected losses of the VIE; thus, we consolidated these entities. Subsequent to adoption of ASU 2009-17, we are the primary beneficiary because we have a controlling financial interest in the VIE as we have both power over the VIE, primarily due to our servicing activities, and we hold a variable interest in the VIE. The assets of the consolidated securitization trusts totaled $55.8 billion and $38.4 billion at March 31, 2010, and December 31, 2009, respectively. The majority of the assets are included as finance receivables and loans, net of unearned interest, or assets of operations held-for-sale on the Condensed Consolidated Balance Sheet. The liabilities of these entities totaled $44.1 billion and $28.9 billion at March 31, 2010, and December 31, 2009, respectively. The majority of these liabilities were included as secured debt or liabilities of operations held-for-sale on the Condensed Consolidated Balance Sheet.

The assets of the securitization trusts generally are the sole source of repayment on the securitization trusts’ liabilities. The creditors of the securitization trusts do not have recourse to our general credit with the exception of the customary representation and warranty repurchase provisions and, in certain transactions, early payment default provisions as discussed in Note 30 to the Consolidated Financial Statements in our 2009 Annual Report on Form 10-K.

•

Servicing funding — To assist in the financing of our servicing advance receivables, our Mortgage operations formed an SPE that issues term notes to third-party investors that are collateralized by servicing advance receivables. These servicing advance receivables are transferred to the SPE and consist of delinquent principal and interest advances made by our Mortgage operations, as servicer, to various investors; property taxes and insurance premiums advanced to taxing authorities and insurance companies on behalf of borrowers; and amounts advanced for mortgages in foreclosure. The SPE funds the purchase of the receivables through financing obtained from the third-party investors and subordinated loans or an equity contribution from our Mortgage operations. Management has determined that we are the primary beneficiary of the SPE and therefore consolidate the entity. The assets of this entity totaled $1.4 billion at both March 31, 2010, and December 31, 2009, and were included in other assets on the Condensed Consolidated Balance Sheet. The liabilities of this entity totaled $1.4 billion at March 31, 2010, consisting of $700 million in third-party term notes that were included within debt on the Condensed Consolidated Balance Sheet, and $680 million in affiliate payables to ResCap, which were eliminated in consolidation. The liabilities of this entity totaled $1.4 billion at December 31, 2009, consisting of $700 million in third-party term notes that were included within debt on the Condensed Consolidated Balance Sheet and $677 million in affiliate payables to ResCap that were eliminated in consolidation. The beneficial interest holder of this VIE does not have legal recourse to our general credit. We do not have a contractual obligation to provide any type of financial support in the future, nor did we provide noncontractual financial support to the entity during the three months ended March 31, 2010. On April 15, 2010, the terms of the facility were modified increasing the capacity to $858 million and extending the maturity to April 2011. A term note was issued for $508 million, and the existing variable funding note was reduced from $700 million to $350 million.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

20.	Segment Information

Financial information for our reportable operating segments is summarized as follows.

	Global Automotive Services (a)
Three months ended March 31, ($ in millions)	North American Automotive Finance operations	International Automotive Finance operations (b)	Insurance operations	Mortgage operations (c)	Corporate and Other (d)	Consolidated (e)
2010
Net financing revenue (loss)	$913	$192	$—	$160	$(521)	$744
Other revenue (loss)	203	54	621	424	(188)	1,114

Total net revenue (loss)	1,116	246	621	584	(709)	1,858

Provision for loan losses	101	23	—	6	15	145
Other noninterest expense	362	213	438	403	129	1,545

Income (loss) from continuing operations before income tax expense (benefit)	653	10	183	175	(853)	168
Income tax expense (benefit) from continuing operations	257	(11)	61	9	(277)	39

Net income (loss) from continuing operations	396	21	122	166	(576)	129

Income (loss) from discontinued operations, net of tax	—	37	(4)	(6)	6	33

Net income (loss)	$396	$58	$118	$160	$(570)	$162

Total assets	$74,786	$19,378	$9,083	$44,536	$31,644	$179,427

2009
Net financing revenue (loss)	$860	$153	$—	$122	$(658)	$477
Other revenue	310	71	511	68	303	1,263

Total net revenue (loss)	1,170	224	511	190	(355)	1,740

Provision for loan losses	134	54	—	607	—	795
Other noninterest expense	376	206	475	578	50	1,685

Income (loss) from continuing operations before income tax expense (benefit)	660	(36)	36	(995)	(405)	(740)
Income tax expense (benefit) from continuing operations	44	(6)	6	(90)	(80)	(126)

Net income (loss) from continuing operations	616	(30)	30	(905)	(325)	(614)

(Loss) income from discontinued operations, net of tax	—	(7)	20	(68)	(6)	(61)

Net income (loss)	$616	$(37)	$50	$(973)	$(331)	$(675)

Total assets	$68,331	$25,658	$12,156	$45,163	$28,244	$179,552

(a)	North American operations consist of automotive financing in the United States, Canada, and Puerto Rico. International operations consist of automotive financing and full-service leasing in all other countries.
(b)	Amounts include intrasegment eliminations between North American operations, International operations, and Insurance operations.
(c)	Represents the ResCap legal entity and the mortgage activities of Ally Bank and ResMor Trust.
(d)	Represents our Commercial Finance Group, certain equity investments, other corporate activities, the net impact from asset liability management activities and reclassifications and eliminations between the reportable operating segments. At March 31, 2010, total assets were $3.0 billion for the Commercial Finance Group.
(e)	Net financing revenue after the provision for loan losses totaled $599 million and $(318) million for the three months ended March 31, 2010 and 2009, respectively.

GMAC INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

21.	Subsequent Events

European Mortgage Assets and Operations Sales Agreement

On April 12, 2010, we announced we had reached agreements (the Agreements) to sell the continental Europe and U.K.-based mortgage operations of ResCap’s International Business Group. We classified these operations as held-for-sale during the three months ended December 31, 2009. Additionally, the continental Europe-based operations were also classified as discontinued during the three months ended December 31, 2009. Refer to Note 2 for additional information related to the continental Europe and U.K.-based operations. These assets represent approximately 40% of ResCap’s consolidated total assets as of March 31, 2010.

The Agreements include asset (excluding certain mortgage loans held-for-sale and lending receivables) and operating company share sales in the United Kingdom, Germany, and the Netherlands, which collectively constitute the U.K. and continental Europe platforms. We expect to retain certain U.K. assets and the platforms in Mexico and Canada.

Completion of the transaction is subject to certain conditions precedent, including the repayment of certain intercompany borrowings between ResCap and one of its U.K. subsidiaries. If any conditions precedent to completion are not met and all parties do not agree as to waivers or other resolutions in respect of those conditions, the sale agreements in respect of the U.K. assets and operating company shares would be terminated. Other conditions precedent to completion include regulatory approvals and customary closing conditions. The Agreements also provide for termination if completion does not occur on or prior to September 30, 2010.

Our estimates of the fair values less costs to sell of ResCap’s continental Europe and U.K.-based mortgage operations as of March 31, 2010, were determined considering the terms of the Agreements, including warranties, indemnifications, and guarantees. Such estimates are subject to the conditions precedent and other potential adjustments to the determination and allocation of the sales proceeds. The Agreements include a guaranty by GMAC of ResCap’s obligations in the event of breaches by ResCap or its subsidiaries of warranties contained in the Agreements and in respect of amounts that may be owed by ResCap upon the post-closing “true-up” of the purchase price. The Agreements also contain customary warranties and provide contractual limitations on the amount of potential warranty liabilities to which ResCap will be subject. Under certain circumstances, ResCap would have a nominal participation in future profits attributable to the assets (not shares) sold in the event certain return on investment thresholds are achieved by the purchasers.

Ally Bank Credit Facility

In April 2010, Ally Bank entered into a $7.0 billion secured revolving credit facility with a syndicate of lenders. The facility will provide liquidity to support critical areas of business, including dealer floorplan financing and consumer automotive financing and leases. The facility has a 364-day maturity and is available to fund automotive receivables. The assets pledged to the facility include retail automotive, wholesale automotive, and lease secured notes.

Euro Debt Offering

In April 2010, GMAC International Finance BV, our Dutch unit, issued €1.0 billion of 5-year notes with a fixed interest rate of 7.5%.

Australia Automotive Finance Loan Portfolio

On April 30, 2010, we sold our automotive finance loan portfolio in Australia. The portfolio was composed of consumer finance receivable loans and leases. Amounts realized in connection with the sale were consistent with the carrying value of these loans held-for-sale as of March 31, 2010. The transaction is consistent with our efforts to focus resources on core operations and restructure operations to restore financial performance. With completion of this sale, we have substantially transitioned out of the Australian automotive finance market.

Rebranding as Ally Financial Inc.

On May 3, 2010, we announced our intention to rebrand GMAC Inc. as Ally Financial Inc. effective May 10, 2010. The transition to the Ally brand will be limited to the corporate entity and there will be no change to the branding of our operating units at this time. We currently have an agreement to license the “GMAC” trademark from GM, which is scheduled to expire in 2016.

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

	Three months ended March 31,
($ in millions)	2010	2009
Financial statement data
Total financing revenue and other interest income	$3,160	$3,610
Interest expense	1,760	2,076
Depreciation expense on operating lease assets	656	1,057

Net financing revenue	744	477
Total other revenue	1,114	1,263

Total net revenue	1,858	1,740
Provision for loan losses	145	795
Total noninterest expense	1,545	1,685

Income (loss) from continuing operations before income tax expense (benefit)	168	(740)
Income tax expense (benefit) from continuing operations (a)	39	(126)

Net income (loss) from continuing operations	129	(614)

Net income (loss) from discontinued operations, net of tax	33	(61)

Net income (loss)	$162	$(675)

Total assets	$179,427	$179,552
Total debt	$97,885	$113,424
Total equity	$20,548	$22,021
Financial ratios (b)
Return on assets
Net income (loss) from continuing operations	0.29%	(1.33)%
Net income (loss)	0.36%	(1.46)%
Return on equity
Net income (loss) from continuing operations	2.50%	(10.87)%
Net income (loss)	3.13%	(11.95)%
Equity to assets ratio	11.61%	12.23%
Regulatory capital ratios
Tier 1 capital	14.88%	10.35%
Total risk-based capital	16.42%	11.80%
Tier 1 leverage	12.49%	11.23%
Tier 1 common	4.96%	(c )

(a)	Effective June 30, 2009, GMAC converted into a corporation and, as a result, became subject to corporate U.S. federal, state, and local taxes beginning in the third quarter of 2009. Refer to Note 16 to the Condensed Consolidated Financial Statements for additional information regarding our change in tax status.
(b)	The 2010 ratios were computed based on average assets and average equity using a combination of monthly and daily average methodologies. The 2009 ratios were computed based on average assets and average equity using a monthly average methodology.
(c)	Not applicable as of March 31, 2009, as the Tier 1 common ratio was developed in conjunction with the conclusion of the Federal Reserve System’s Supervising Capital Assessment Program, which was announced during the three months ended June 30, 2009.

Overview

GMAC is one of the world’s largest automotive financial services companies with approximately $179.4 billion of assets at March 31, 2010. Founded in 1919 as a wholly owned subsidiary of General Motors Corporation (currently General Motors Company or GM), GMAC is the official preferred source of financing for GM, Chrysler, Saab, and Thor Industries vehicles and offers a full suite of automotive financing products and services in key markets around the world. On December 24, 2008, GMAC became a bank holding company under the Bank Holding Company Act of 1956, as amended (the BHC Act).

Discontinued Operations

During 2009, we committed to sell certain operations of our International Automotive Finance operations, Insurance operations, Mortgage operations, and Commercial Finance Group, and have classified certain of these operations as discontinued. For all periods presented, all of the operating results for these operations were removed from continuing operations. Refer to Note 2 to the Condensed Consolidated Financial Statements for additional information regarding our discontinued operations.

Primary Lines of Business

Global Automotive Services and Mortgage are our primary lines of business. The following table summarizes the operating results excluding discontinued operations of each line of business for the three months ended March 31, 2010 and 2009. Operating results for each of the lines of business are more fully described in the MD&A sections that follow.

	Three months ended March 31,
($ in millions)	2010	2009	Favorable/ (unfavorable) % change
Total net revenue (loss)
Global Automotive Services
North American Automotive Finance operations	$1,116	$1,170	(5)
International Automotive Finance operations	246	224	10
Insurance operations	621	511	22
Mortgage operations	584	190	n/m
Corporate and Other	(709)	(355)	(100)

Total	$1,858	$1,740	7

Income (loss) from continuing operations before income tax expense (benefit)
Global Automotive Services
North American Automotive Finance operations	$653	$660	(1)
International Automotive Finance operations	10	(36)	128
Insurance operations	183	36	n/m
Mortgage operations	175	(995)	118
Corporate and Other	(853)	(405)	(111)

Total	$168	$(740)	123

Net income (loss) from continuing operations
Global Automotive Services
North American Automotive Finance operations	$396	$616	(36)
International Automotive Finance operations	21	(30)	170
Insurance operations	122	30	n/m
Mortgage operations	166	(905)	118
Corporate and Other	(576)	(325)	(77)

Total	$129	$(614)	121

n/m = not meaningful

•

Our Global Automotive Services offer a wide range of financial services and products to retail automotive consumers, automotive dealerships, and other commercial businesses. Our Global Automotive Services consist of three separate reportable segments — North American Automotive Finance operations, International Automotive Finance operations, and Insurance operations. The products and services offered by our automotive finance services include the purchase of retail installment sales contracts and leases, offering of term loans to dealers, financing of dealer floorplans and other lines of credit to dealers, fleet leasing, and vehicle remarketing services. In addition, our automotive finance services utilize bank deposit funding at Ally Bank, asset securitizations, whole-loan sales through our forward flow agreements, and debt offerings, to the extent available, as critical components of our diversified funding strategy.

We also offer vehicle service contracts and selected commercial insurance coverages in the United States and internationally. We are a leading provider of vehicle service contracts with mechanical breakdown and maintenance coverages. Our vehicle service contracts offer vehicle owners and lessees mechanical repair protection and roadside assistance for new and used vehicles beyond the manufacturer’s new vehicle warranty. We also provide commercial insurance primarily covering dealers’ wholesale vehicle inventory.

As a result of actions to streamline our International Automotive Finance operations, we will focus the majority of new originations on five main countries: Germany, Brazil, the United Kingdom, Mexico, and our joint venture in China.

On April 5, 2010, we announced that we expanded our automotive finance operations to include recreation vehicles and were selected by Thor Industries as the preferred financial provider for their retail customers. We will begin extending retail financing to Thor dealers in certain high-volume states and eventually expand nationwide to all dealers that comprise Thor’s U.S. network. We expect to accept retail financing applications from dealers for both new and used recreation vehicles beginning in May 2010.

On March 15, 2010, we announced that Spyker Cars N.V., which recently purchased Saab Automobile from General Motors, selected GMAC as the preferred source of wholesale and retail financing for qualified Saab dealers and customers in North America and internationally.

On April 30, 2009, we entered into an agreement with Chrysler LLC (Chrysler) to provide automotive financing products and services to Chrysler dealers and customers. We are Chrysler’s preferred provider of new wholesale financing for dealer inventory in the United States, Canada, and Mexico, and other international markets upon the mutual agreement of the parties. We provide dealer financing and services and retail financing to Chrysler dealers and customers as we deem appropriate according to our credit policies and in our sole discretion. Chrysler is obligated to provide us with certain exclusivity privileges including the use of GMAC for designated minimum threshold percentages of certain of Chrysler’s retail financing subvention programs. The agreement extends through April 30, 2013, with automatic one-year renewals unless either we or Chrysler provides sufficient notice of nonrenewal.

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

•

Corporate and Other consist of our Commercial Finance Group, certain equity investments, other corporate activities, the net impact of asset liability management (ALM) activities, and reclassifications and eliminations between the reportable operating segments.

Consolidated Results of Operations

The following table summarizes our consolidated operating results excluding discontinued operations for the periods shown.

	Three months ended March 31,
($ in millions)	2010	2009	Favorable/ (unfavorable) % change
Revenue
Total financing revenue and other interest income	$3,160	$3,610	(12)
Interest expense	1,760	2,076	15
Depreciation expense on operating lease assets	656	1,057	38

Net financing revenue	744	477	56
Other revenue
Net servicing income	254	56	n/m
Insurance premiums and service revenue earned	468	495	(5)
Gain on mortgage and automotive loans, net	282	295	(4)
(Loss) gain on extinguishment of debt	(118)	644	(118)
Other gain (loss) on investments, net	140	(16)	n/m
Other income, net of losses	88	(211)	142

Total other revenue	1,114	1,263	(12)
Total net revenue	1,858	1,740	7
Provision for loan losses	145	795	82
Noninterest expense
Insurance losses and loss adjustment expenses	211	285	26
Other operating expenses	1,334	1,400	5

Total noninterest expense	1,545	1,685	8
Income (loss) from continuing operations before income tax expense (benefit)	168	(740)	123
Income tax expense (benefit) from continuing operations	39	(126)	(131)

Net income (loss) from continuing operations	$129	$(614)	121

n/m = not meaningful

We reported net income from continuing operations of $129 million for the three months ended March 31, 2010, compared to a net loss of $614 million for the three months ended March 31, 2009. Continuing operations for the three months ended March 31, 2010, were favorably impacted by improved economic conditions that resulted in improved consumer and commercial credit performance, higher realized investment gains, and gains on the sale of foreclosed real estate compared to losses and impairments in 2009. These favorable impacts were partially offset by a $118 million loss related to the extinguishment of certain GMAC debt and higher net income tax expense due to an increase in our effective tax rate related to the conversion of GMAC from a limited liability company to a corporation effective June 30, 2009, and higher pretax income.

Total financing revenue and other interest income decreased by 12% for the three months ended March 31, 2010, compared to the same period in 2009, primarily due to lower asset levels at our International Automotive Finance operations and Mortgage operations as a result of lower asset origination levels and portfolio runoff. Our International Automotive Finance operations experienced lower consumer and commercial asset levels due to lower consumer originations, lower dealer inventory levels, and the runoff of wind-down portfolios. Declines in asset levels at our Mortgage operations resulted from asset sales and portfolio runoff. Operating lease revenue (along with the related depreciation expense) at our Global Automotive Services decreased as a result of declining originations due to our strategic decisions in late 2008 to significantly curtail leasing. The decrease was partially offset by an increase in consumer and commercial financing revenue related to the on-boarding of Chrysler automotive financing business.

Interest expense decreased $316 million in the three months ended March 31, 2010, compared to the same period in 2009. Interest expense decreased $121 million within our International Automotive Finance operations and $86 million within our Mortgage operations primarily as a result of lower average borrowings related to lower asset levels. Additionally, interest expense decreased $126 million within Corporate and Other primarily due to declining secured and unsecured debt balances and decreasing LIBOR.

Net servicing income was $254 million for the three months ended March 31, 2010, compared to $56 million for the same period in 2009. The increase was primarily due to unfavorable mortgage servicing valuations during the three months ended March 31, 2009, reflecting reduced cash flows and increased prepayment assumptions resulting from lower mortgage interest rates and unfavorable hedge performance due to changes in spreads between the servicing asset and hedge instruments. Additionally, hedge results in 2009 were unfavorable due to the limited availability of willing counterparties to enter into forward agreements, which limited our ability to utilize certain hedge instruments.

Insurance premiums and service revenue earned decreased 5% in the three months ended March 31, 2010, compared to the same period in 2009. The decrease was primarily due to a change in product mix and lower earnings from our U.S. extended service contracts. This decrease was partially offset by increased volume at our international operations and favorable foreign currency movements.

We incurred a loss on extinguishment of debt of $118 million for the three months ended March 31, 2010, compared to a gain of $644 million for the three months ended March 31, 2009. The activity in both periods related to the extinguishment of certain GMAC debt.

Other gain on investments was $140 million for the three months ended March 31, 2010, compared to a loss of $16 million for the three months ended March 31, 2009. The increase was primarily related to higher realized investment gains driven by overall market improvement. During the same period in 2009, investment losses were driven by other-than-temporary impairments of $46 million.

Other income, net of losses, increased $299 million for the three months ended March 31, 2010, compared to the same period in 2009. The improvement was driven by the recognition of gains on the sale of foreclosed real estate compared to losses and impairments in 2009, lower impairments on lot option projects and model homes, improved derivative activity results, and the absence of an $87 million fair value impairment upon the transfer of our resort finance business assets from held-for-sale to held-for-investment during 2009.

The provision for loan losses decreased $650 million during the three months ended March 31, 2010, compared to the same period in 2009. Our Mortgage operations’ provision for loan losses decreased $601 million as a result of the reduction in held-for-investment assets due to the strategic initiatives taken in late 2009 and decreased severity offset by a slight increase in delinquencies in the remaining portfolio. The 2009 provision was driven by significant increases in delinquencies, severity, and loan modification debt forgiveness domestically; declining home prices and increasing delinquencies internationally; and higher reserves within our commercial real estate portfolio. Our Global Automotive Services’ provision for loan losses decreased $64 million for the three months ended March 31, 2010, primarily due to lower loss experience in our consumer portfolio and lower commercial provision for loan losses due to improved financial health of GM dealers.

Insurance losses and loss adjustment expenses decreased 26% for the three months ended March 31, 2010, compared to the same period in 2009. The decrease was primarily driven by lower loss experience within our Mortgage operation’s captive reinsurance portfolio as well as a decrease related to our U.S. dealership-related insurance products due to lower dealer inventory levels and lower severity of losses.

Other operating expenses decreased $66 million for the three months ended March 31, 2010, compared to the same period in 2009. The improvement was primarily due to lower mortgage representation and warranty expenses of $126 million and reduced professional service expenses of $29 million. These favorable impacts were partially offset by higher compensation and benefits expenses of $59 million related to the build out and centralization of global functions and increased restructuring expenses of $42 million primarily related to a corporate-wide cost savings initiative.

We recognized consolidated income tax expense of $39 million for the three months ended March 31, 2010, compared to a tax benefit of $126 million for the same period in 2009. The increase in income tax expense was primarily related to an increase in our effective tax rate resulting from the conversion of GMAC from a limited liability company to a corporation effective June 30, 2009. Additionally, we incurred higher income tax expense due to an increase in pretax income.

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

	Three months ended March 31,
($ in millions)	2010	2009	Favorable/ (unfavorable) % change
Revenue
Consumer	$539	$497	8
Commercial	336	254	32
Loans held-for-sale	69	55	25
Operating leases	1,095	1,526	(28)
Interest and dividend income	56	68	(18)

Total financing revenue and other interest income	2,095	2,400	(13)
Interest expense	575	572	(1)
Depreciation expense on operating lease assets	607	968	37

Net financing revenue	913	860	6
Other revenue
Servicing fees	60	67	(10)
Gain on automotive loans, net	113	105	8
Other income	30	138	(78)

Total other revenue	203	310	(35)
Total net revenue	1,116	1,170	(5)
Provision for loan losses	101	134	25
Noninterest expense	362	376	4

Income before income tax expense	653	660	(1)
Income tax expense	257	44	n/m

Net income	$396	$616	(36)

Total assets	$74,786	$68,331	9

n/m = not meaningful

Our North American Automotive Finance operations earned net income of $396 million for the three months ended March 31, 2010, compared to $616 million for the three months ended March 31, 2009. The three months ended March 31, 2010, was unfavorably impacted by increased income tax expense related primarily to an increase in our effective tax rate resulting from GMAC’s conversion to a corporation effective June 30, 2009, and lower operating lease revenue due to the continued runoff of the operating lease portfolio. Results were favorably impacted during the three months ended March 31, 2010, by increased origination volume related to improved economic conditions and the addition of Chrysler consumer and commercial automotive financing business. Additionally, we experienced strong remarketing results, which reflect a strengthening used vehicle market compared to the three months ended March 31, 2009.

Total financing revenue and other interest income decreased 13% for the three months ended March 31, 2010, compared to the same period in 2009. The decrease was primarily related to a decline in operating lease revenue. Operating lease revenue (along with the related depreciation expense) decreased primarily due to a decline in the size of our operating lease portfolio resulting from our strategic decision in late 2008 to significantly curtail leasing. This decision was based on credit market dislocation and the significant decline in used vehicle prices that resulted in an impairment charge and increasing residual losses during 2008. During the latter half of 2009, we re-entered the leasing market with more targeted lease product offerings. New origination volume has not overcome runoff of the legacy portfolio. The decrease in operating lease revenue was largely offset by an associated decline in depreciation expense, which was also favorably impacted by remarketing gains resulting from higher used vehicle selling prices due to a stronger used vehicle market. Consumer financing revenue (combined with interest income on consumer loans held-for-sale) increased 10% during the three months ended March 31, 2010, due to an increase in average consumer asset levels during the three months ended March 31, 2010, primarily related to the consolidation of consumer loans that were previously classified as off-balance sheet securitization transactions. Refer to Note 19 to the Condensed Consolidated Financial Statements for further information regarding the consolidation of these assets. Additionally, consumer loan origination volume increased as a result of improved economic conditions and the addition of Chrysler business. The increase was partially offset by a change in the consumer asset mix related to the runoff of the higher yielding subprime automotive financing portfolio. Commercial revenue increased 32%, compared to the three months ended March 31, 2009, primarily due to an increase in the average commercial loan balance that was driven by a reduction of off-balance sheet wholesale securitization transactions as a result of wind-downs or the consolidation of certain wholesale securitizations and the addition of Chrysler wholesale floorplan business.

Other income was $30 million for the three months ended March 31, 2010, compared to $138 million for the same period in 2009. The decrease was primarily due to unfavorable swap mark-to-market activity related to the held-for-sale loans portfolio and other foreign exchange related movements.

The provision for loan losses decreased 25% for the three months ended March 31, 2010, compared to the same period in 2009. The decrease was due primarily to lower loss experience in our consumer portfolio as well as lower commercial provision for loan losses due to the improved financial health of GM dealers. Partially offsetting the decrease was an increase in provision expense related to our retail balloon finance contracts.

Our North American Automotive Finance operations incurred income tax expense of $257 million for the three months ended March 31, 2010, compared to $44 million for the three months ended March 31, 2009. The increase in tax expense was primarily related to an increase in our effective tax rate resulting from the conversion of GMAC from a limited liability company to a corporation effective June 30, 2009. Refer to Note 16 to the Condensed Consolidated Financial Statements for additional information regarding our change in tax status.

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

	Three months ended March 31,
($ in millions)	2010	2009	Favorable/ (unfavorable) % change
Revenue
Consumer	$304	$372	(18)
Commercial	102	141	(28)
Loans held-for-sale	4	—	n/m
Operating leases	66	76	(13)
Interest and dividend income	11	20	(45)

Total financing revenue and other interest income	487	609	(20)
Interest expense	246	367	33
Depreciation expense on operating lease assets	49	89	45

Net financing revenue	192	153	25
Other revenue
Loss on automotive loans, net	(33)	—	n/m
Other income	87	71	23

Total other revenue	54	71	(24)
Total net revenue	246	224	10
Provision for loan losses	23	54	57
Noninterest expense	213	206	(3)

Income (loss) from continuing operations before income tax benefit	10	(36)	128
Income tax benefit from continuing operations	(11)	(6)	83

Net income (loss) from continuing operations	$21	$(30)	170

Total assets	$19,378	$25,658	(24)

n/m = not meaningful

Our International Automotive Finance operations earned net income from continuing operations of $21 million during the three months ended March 31, 2010, compared to a net loss from continuing operations of $30 million during the three months ended March 31, 2009. The three months ended March 31, 2010, were favorably impacted by lower funding costs commensurate with a lower asset base and lower provision for loan losses associated with improving credit performance. Partially offsetting the improvement was lower financing revenue resulting from the wind-down of operations in several countries, decreased GM deliveries, and a lower of cost or fair value adjustment on a held-for-sale Australian loan portfolio.

Total financing revenue and other interest income decreased 20% for the three months ended March 31, 2010, compared to the same period in 2009, primarily due to a $5.8 billion decrease in consumer and commercial asset levels, which was driven by the combination of lower consumer originations, lower dealer inventory levels, and the runoff of wind-down portfolios.

Interest expense decreased 33% during the three months ended March 31, 2010, compared to the same period in 2009. The decrease was primarily due to reductions in borrowing levels consistent with a lower asset base, which was partially offset by unfavorable foreign currency movements.

We incurred a net loss on automotive loans of $33 million for the three months ended March 31, 2010. The loss was primarily due to the recognition of a lower of cost or fair value adjustment on an Australian loan portfolio, which was transferred to held-for-sale during the three months ended March 31, 2010, as a result of our decision to sell the portfolio. We incurred no similar losses during the three months ended March 31, 2009.

Other income increased 23% for the three months ended March 31, 2010, compared to the same period in 2009. The increase was primarily related to favorable mark-to-market adjustments on derivatives.

The provision for loan losses was $23 million for the three months ended March 31, 2010, compared to $54 million for the same period in 2009. The decrease was primarily due to improved loss performance in both the consumer and the commercial portfolios.

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

Automotive Financing Volume

The following table summarizes our new and used vehicle consumer financing volume and our share of GM retail sales.

	GMAC consumer automotive financing volume		% Share of GM retail sales
Three months ended March 31, (units in thousands)	2010	2009	2010	2009
GM new vehicles
North America
Retail contracts	109	66	29	17
Leases	17	—	5	—

Total North America	126	66	34	17
International (retail contracts and leases) (a) (b)	83	84	15	19

Total GM new units financed	209	150	23	18

Used units financed	64	27
Non-GM new units financed
Chrysler new units financed	57	—
Other non-GM units financed (c)	18	7

Total non-GM new units financed	75	7

Total consumer automotive financing volume	348	184

(a)	Excludes financing volume and GM retail sales of discontinued operations as well as GM retail sales for other countries in which GM operates and in which we have no financing volume.
(b)	Includes vehicles financed through a joint venture in China in which GMAC owns a minority interest. The three months ended March 31, 2010 and 2009, include
23 thousand and 12 thousand vehicles, respectively.
(c)	Includes vehicles financed through a joint venture in China in which GMAC owns a minority interest. The three months ended March 31, 2010 and 2009, include
12 thousand and 4 thousand vehicles, respectively.

Our consumer automotive financing volume and penetration levels are significantly influenced by the nature, timing, and extent of GM’s use of rate, residual, and other financing incentives for marketing purposes on consumer retail automotive contracts and leases. Financing volume was higher in 2010 reflecting improved general economic conditions compared to historically low industry sales and leases in 2009, and the addition of the Chrysler retail activity. GM penetration levels were higher in 2010 due to GMAC’s increased access to funding sources compared to the three months ended March 31, 2009.

The following table summarizes our wholesale financing of new vehicles and share of GM sales to dealers in markets where we operate.

	GMAC wholesale volume		% Share of GM sales
Three months ended March 31, (units in thousands)	2010	2009	2010	2009
GM new vehicles
North America	417	247	71	70
International (a) (b)	525	475	78	90

Total GM units financed	942	722	74	82

Non-GM units financed
Chrysler new units financed	49	1
Other non-GM units financed (c)	27	33

Total non-GM units financed	76	34

Total wholesale volume	1,018	756

(a)	Excludes financing volume and GM retail sales of discontinued operations as well as GM retail sales for other countries in which GM operates and in which we had no financing volume.
(b)	Includes vehicles financed through a joint venture in China in which GMAC owns a minority interest. The three months ended March 31, 2010 and 2009, include
191 thousand and 95 thousand vehicles, respectively.
(c)	Includes vehicles financed through a joint venture in China in which GMAC owns a minority interest. The three months ended March 31, 2010 and 2009, include 0 and 4 thousand vehicles, respectively.

Our wholesale automotive financing continued to be the primary funding source for GM-dealer inventories. Wholesale financing volume increased during the first quarter of 2010 compared to the first quarter of 2009, reflecting improved economic conditions and the addition of the Chrysler wholesale business. Our International operations penetration levels decreased during the three months ended March 31, 2010, primarily due to the wind-down of operations in several countries.

Insurance

Results of Operations

The following table summarizes the operating results of our Insurance operations excluding discontinued operations for the periods shown. The amounts presented are before the elimination of balances and transactions with our other operating segments.

	Three months ended March 31,
($ in millions)	2010	2009	Favorable/ (unfavorable) % change
Revenue
Insurance premiums and service revenue earned	$460	$483	(5)
Investment income	141	5	n/m
Other income	20	23	(13)

Total insurance premiums and other income	621	511	22
Expense
Insurance losses and loss adjustment expenses	196	220	11
Acquisition and underwriting expense	242	255	5

Total expense	438	475	8
Income from continuing operations before income tax expense	183	36	n/m
Income tax expense from continuing operations	61	6	n/m

Net income from continuing operations	$122	$30	n/m

Total assets	$9,083	$12,156	(25)

Insurance premiums and service revenue written	$423	$352	20

Combined ratio (a)	91.3%	94.2%

n/m = not meaningful

(a)	Management uses combined ratio as a primary measure of underwriting profitability with its components measured using accounting principles generally accepted in the United States of America. Underwriting profitability is indicated by a combined ratio under 100% and is calculated as the sum of all incurred losses and expenses (excluding interest and income tax expense) divided by the total of premiums and service revenues earned and other income.

Our Insurance operations earned net income from continuing operations of $122 million for the three months ended March 31, 2010, compared to $30 million for the three months ended March 31, 2009. Net income increased primarily due to higher realized investment gains driven by overall market improvement. The increase was partially offset by higher income tax expense due to higher income from continuing operations before income taxes and the conversion of GMAC from a limited liability company into a corporation effective June 30, 2009.

Insurance premiums and service revenue earned was $460 million for the three months ended March 31, 2010, compared to $483 million for same period in 2009. Insurance premium and service revenue earned decreased primarily due to a change in product mix and lower earnings from our U.S. extended service contracts. This decrease was partially offset by increased volume at our international operations and favorable foreign currency movements.

The combination of investment and other income totaled $161 million for the three months ended March 31, 2010, compared to $28 million for the same period in 2009. Investment income increased primarily due to higher realized investment gains driven by overall market improvement. During the same period in 2009, we realized investment losses driven by other-than-temporary impairments of $45 million. The increase was slightly offset by a reduction in the size of the investment portfolio. The value of the investment portfolio was $4.5 billion and $5.0 billion at March 31, 2010 and 2009, respectively.

Insurance losses and loss adjustment expenses were $196 million for the three months ended March 31, 2010, compared to $220 million for the same period in 2009. The decrease was primarily related to our U.S. dealership-related products that incurred lower loss experience due to lower dealer inventory levels as well as decreased severity of losses compared to 2009. This decrease was partially offset by increased volume at our international operations and unfavorable foreign currency movements.

Acquisition and underwriting expenses were $242 million for the three months ended March 31, 2010, compared to $255 million for the same period in 2009. Acquisition and underwriting expenses decreased during the three months ended March 31, 2010, due to lower expenses in U.S. dealership-related products compared to the same period in 2009. This decrease was partially offset by increased volume at our international operations and unfavorable foreign currency impact.

Income tax expense was $61 million for the three months ended March 31, 2010, compared to $6 million for the same period in 2009. Income tax expense increased due to higher income from continuing operations before income taxes and the conversion of GMAC from a limited liability company to a corporation effective June 30, 2009.

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

	Three months ended March 31,
($ in millions)	2010	2009	Favorable/ (unfavorable) % change
Revenue
Total financing revenue and other interest income	$503	$551	(9)
Interest expense	343	429	20

Net financing revenue	160	122	31
Servicing fees	326	341	(4)
Servicing asset valuation and hedge activities, net	(133)	(352)	62

Total servicing income, net	193	(11)	n/m
Gain on mortgage loans, net	202	193	5
Gain on extinguishment of debt	—	5	(100)
Other income, net of losses	29	(119)	124

Total other revenue	424	68	n/m
Total net revenue	584	190	n/m
Provision for loan losses	6	607	99
Noninterest expense	403	578	30

Income (loss) from continuing operations before income tax expense (benefit)	175	(995)	118
Income tax expense (benefit) from continuing operations	9	(90)	(110)

Net income (loss) from continuing operations	$166	$(905)	118

Total assets	$44,536	$45,163	(1)

n/m = not meaningful

Our Mortgage operations earned net income from continuing operations of $166 million for the three months ended March 31, 2010, compared to a net loss from continuing operations of $905 million for the three months ended March 31, 2009. The 2010 results from continuing operations were primarily driven by the realization of the benefits of the strategic actions taken to sell certain legacy mortgage assets resulting in the reclassification of these loans from held-for-investment to held-for-sale in the fourth quarter of 2009. These actions resulted in lower provision for loan losses. Also contributing to the increase was an improvement in the housing and capital markets, lower mortgage representation and warranty expense, and higher net servicing income.

Net financing revenue was $160 million for the three months ended March 31, 2010, compared to $122 million for the same period in 2009. Net financing revenue was favorably impacted by lower interest expense driven primarily by a reduction in average borrowings commensurate with a smaller asset base. Additionally, lower financing revenue and other interest income was due primarily to a decline in asset levels and lower investment income.

Net servicing income was $193 million for the three months ended March 31, 2010, compared to a net servicing loss of $11 million for the same period in 2009. The increase was primarily due to unfavorable mortgage servicing valuations during the three months ended March 31, 2009, reflecting reduced cash flows and increased prepayment assumptions resulting from lower mortgage interest rates and unfavorable hedge performance due to changes in spreads between servicing assets and hedge instruments. Additionally, hedge results in 2009 were unfavorable due to the limited availability of willing counterparties to enter into forward agreements, which limited our ability to utilize certain hedge instruments.

The net gain of $202 million on mortgage loans for the three months ended March 31, 2010, compared to $193 million for the same period in 2009, was primarily due to realized gains on the sale of both domestic and international assets.

Other income, net of losses, was $29 million for the three months ended March 31, 2010, compared to a loss of $119 million for the same period in 2009. The increase in other income was driven primarily by the recognition of gains on the sale of foreclosed real estate in 2010 compared to losses and impairments in 2009 as well as lower impairments on lot option projects and model homes.

The provision for loan losses was $6 million for the three months ended March 31, 2010, compared to $607 million in 2009. The 2010 provision was impacted by the reduction in held-for-investment assets as a result of the strategic initiatives taken in late 2009 and decreased severity offset by a slight increase in delinquencies in the remaining portfolio. The 2009 provision was driven by significant increases in delinquencies, severity, and loan modification debt forgiveness domestically; declining home prices and increasing delinquencies internationally; and higher reserves within our commercial real estate portfolio.

Total noninterest expense decreased 30% during the three months ended March 31, 2010, compared to the same period in 2009. The 2009 results included significant representation and warranty expense due to increased actual and projected repurchase demands and increasing severity and delinquency assumptions. Additionally, during 2009, our captive reinsurance portfolio experienced deterioration due to higher delinquencies, which drove higher reserves.

Income tax expense was $9 million for the three months ended March 31, 2010, compared to an income tax benefit of $90 million for the same period in 2009. The increase in income tax expense was primarily due to higher income before income taxes.

In March 2010, our subsidiaries, GMAC Mortgage, LLC and Residential Funding Company, LLC, entered into an agreement with the Federal Home Loan Mortgage Corporation (Freddie Mac) under which we made a one-time payment to Freddie Mac for the partial release of repurchase obligations relating to mortgage loans sold to Freddie Mac prior to January 1, 2009. The partial release does not affect any of our potential repurchase obligations related to mortgage loans sold to Freddie Mac after January 1, 2009. Amounts paid by us in connection with the agreement were consistent with previously established related reserves for representation and warranty claims.

Mortgage Loan Production and Servicing

Mortgage loan production was $13.3 billion for the three months ended March 31, 2010, compared to $13.4 billion for the same period in 2009. Mortgage operations domestic loan production decreased $228 million, or 2%, for the three months ended March 31, 2010, compared to the same period in 2009. Mortgage operations international loan production increased $90 million, or 45%, for the three months ended March 31, 2010, compared to the same period in 2009. International mortgage loan production has been suspended with the exception of insured mortgages in Canada.

The following table summarizes consumer mortgage loan production for the periods shown.

	Three months ended March 31,
($ in millions)	2010	2009
Production by product type
1st Mortgage	$12,968	$13,196
Home equity	—	—

Total U.S. production	12,968	13,196
International production	292	202

Total production by product type	$13,260	$13,398

U.S. production by channel
Retail and direct channels	$1,962	$1,530
Correspondent and broker channels	11,006	11,666

Total U.S. production by channel	$12,968	$13,196

Number of U.S. produced loans (in units)
Retail and direct channels	9,450	7,796
Correspondent and broker channels	47,864	53,368

Total number of U.S. produced loans	57,314	61,164

The following table summarizes the primary mortgage loan servicing portfolio.

	Primary mortgage loan servicing portfolio
	March 31, 2010		December 31, 2009
($ in millions)	Number of loans	Dollar amount of loans	Number of loans	Dollar amount of loans
On-balance sheet mortgage loans
Held-for-sale and held-for-investment	314,944	$27,661	276,996	$26,333
Off-balance sheet mortgage loans
Loans sold to third-party investors
Securitizations	456,006	71,233	489,258	71,505
Whole-loan and agency	1,598,487	256,659	1,585,281	252,430
Purchased servicing rights	85,295	4,572	88,516	4,800
Operations held-for-sale	97,639	18,777	100,238	20,686

Total primary mortgage loan servicing portfolio (a)	2,552,371	$378,902	2,540,289	$375,754

(a)	Excludes loans for which we acted as a subservicer. Subserviced loans totaled 127,138 with an unpaid principal balance of $28.0 billion at March 31, 2010, and 129,954 with an unpaid balance of $28.7 billion at December 31, 2009.

Loans Outstanding

Mortgage loans held-for-sale were as follows.

($ in millions)	March 31, 2010	December 31, 2009
Prime conforming	$2,903	$3,769
Prime nonconforming	1,116	1,221
Prime second-lien	752	776
Government	2,794	3,915
Nonprime	901	978
International	548	623

Total unpaid principal balance (a)	9,014	11,282
Net discounts	(367)	(319)
Fair value option election adjustment	35	19
Lower of cost or fair value adjustment	(113)	(115)

Total, net (a)	$8,569	$10,867

(a)	Includes $2.0 billion and $1.9 billion at March 31, 2010, and December 31, 2009, respectively, of loans held by off-balance sheet securitization trusts in which we hold a conditional repurchase option. The net carrying value of these loans is equal to the unpaid principal balance.

Consumer mortgage loans held-for-investment were as follows.

($ in millions)	March 31, 2010	December 31, 2009
Prime conforming	$373	$386
Prime nonconforming	9,834	8,248
Prime second-lien	3,918	3,201
Government	—	—
Nonprime	6,416	6,055
International	1,143	325

Total unpaid principal balance	21,684	18,215
Net premiums	20	100
Fair value option election adjustment	(7,974)	(5,789)
Allowance for loan losses	(625)	(640)

Total, net (a)	$13,105	$11,886

(a)	At March 31, 2010, the carrying value of mortgage loans held-for-investment relating to securitization transactions accounted for as on-balance sheet securitizations and pledged as collateral totaled $2.7 billion. The investors in these on-balance sheet securitizations have no recourse to our other assets beyond the loans pledged as collateral.

ASU 2009-16, Accounting for Transfers of Financial Assets, and ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which amended Accounting Standards Codification (ASC) Topic 860, Transfers and Servicing, and ASC Topic 810, Consolidation, became effective on January 1, 2010, and required the prospective consolidation of certain securitization assets and liabilities that were previously held off-balance sheet. The adoption on day one resulted in $1.2 billion in off-balance sheet consumer mortgage loans being brought on-balance sheet. Refer to Note 1 to the Condensed Consolidated Financial Statements for further information regarding the adoption of ASU 2009-16 and ASU 2009-17.

Corporate and Other

The following table summarizes the activities of Corporate and Other excluding discontinued operations for the periods shown. Corporate and Other represents our Commercial Finance Group, certain equity investments, other corporate activities, the net impact of asset liability management (ALM), and reclassifications and eliminations between the reportable operating segments.

	Three months ended March 31,
($ in millions)	2010	2009	Favorable/ (unfavorable) % change
Revenue
Total financing revenue and other interest income	$74	$51	45
Interest expense	595	709	16

Net financing loss	(521)	(658)	21
Other (expense) revenue
(Loss) gain on extinguishment of debt	(118)	639	(118)
Other loss on investments, net	(9)	(7)	(29)
Other income, net of losses	(61)	(329)	81

Total other (expense) revenue	(188)	303	(162)
Total net (expense) revenue	(709)	(355)	(100)
Provision for loan losses	15	—	n/m
Noninterest expense	129	50	(158)

Loss from continuing operations before income tax benefit	(853)	(405)	(111)
Income tax benefit from continuing operations	(277)	(80)	n/m

Net loss from continuing operations	$(576)	$(325)	(77)

Total assets	$31,644	$28,244	12

n/m = not meaningful

Net loss from continuing operations for Corporate and Other was $576 million for the three months ended March 31, 2010, compared to $325 million for the three months ended March 31, 2009. The current year results were unfavorably impacted by a $118 million loss related to the extinguishment of certain GMAC debt, which includes $101 million of accelerated amortization of original issue discount, compared to a $634 million gain in the prior year. This was partially offset by improved results of derivative activity in 2010 compared to 2009 and the absence of an $87 million fair value impairment recognized by our Commercial Finance Group upon transfer of the resort finance business assets from held-for-sale to held-for-investment during 2009. We were also favorably impacted by an increase in the income tax benefit due to higher pretax losses and additional tax valuation allowances in 2010.

For the three months ended March 31, 2010, our Commercial Finance Group had net income from continuing operations of $9 million compared to a net loss from continuing operations of $87 million for the three months ended March 31, 2009. The results were primarily impacted by the absence of an $87 million fair value impairment recognized upon transfer of the resort finance business assets from held-for-sale to held-for-investment during 2009. This was partially offset by a $10 million provision for loan losses related to the resort finance portfolio.

Risk Management

Managing the risk to reward trade off is a fundamental component of operating our business. Through our risk management process, we monitor potential risks and manage the risk to be within our risk appetite. The primary risks include credit, market, operational, liquidity, and legal and compliance risk. For more information on our risk management process, refer to the Risk Management MD&A section of our 2009 Annual Report on Form 10-K.

Loan and Lease Exposure

The following table summarizes the gross carrying value of our loan and lease exposures.

($ in millions)	March 31, 2010	December 31, 2009
Held-for-investment loans	$89,040	$77,701
Held-for-sale loans	13,998	20,625

Total on-balance sheet loans	$103,038	$98,326

Off-balance sheet securitized loans	$83,780	$107,158

Operating lease assets, net	$14,003	$15,995

Serviced loans and leases	$493,548	$491,326

The risks inherent in our loan and lease exposures are largely driven by changes in the overall economy and its impact to our borrowers. The potential financial statement impact of these exposures varies depending on the accounting classification and future expected disposition strategy. We retain the majority of our automotive loans as they complement our core business model. We primarily originate mortgage loans with the intent to sell them and, as such, retain only a small percentage of the loans that we underwrite. Loans that we do not intend to retain are sold to investors, such as U.S. agencies and sponsored entities, for which we may have retained an interest or right to service the loans. We ultimately manage the associated risks based on the underlying economics of the exposure.

Credit Risk Management

During the first three months of 2010, the financial markets experienced some improvement; however, high unemployment and declining home prices persisted, creating uncertainty for the financial services sector. Since the onset of this turbulent economic cycle, we saw both the housing and vehicle markets significantly decline affecting the credit quality for both our consumer and commercial segments. More recently, we have seen signs of stabilization in some housing and vehicle markets; however, we anticipate the uncertainty will continue through the remainder of 2010.

In response to the dynamic credit environment and other market conditions, we continued to follow a more conservative lending policy across our lines of business, generally focusing our lending to more creditworthy borrowers. Our mortgage operations eliminated production of new home equity loans. We also significantly limited production of loans that do not conform to the underwriting guidelines of Fannie Mae, Freddie Mac, and Ginnie Mae. In addition, effective January 2009, we ceased originating automotive financing volume through our nonprime automotive financing operations. We expect these actions to remain in place at least until the credit markets stabilize.

Additionally, we have implemented numerous initiatives in an effort to mitigate loss and provide ongoing support to customers in financial distress. For example, as part of our participation in certain governmental programs, we may offer mortgage loan restructurings to our borrowers. Generally these modifications provide the borrower with some form of concession and, therefore, are deemed to be troubled debt restructurings (TDRs). Refer to Note 1 to the Consolidated Financial Statements in our 2009 Annual Report on Form 10-K for additional information on TDRs. Furthermore, we have internally designed proprietary programs aimed at homeowners at risk of foreclosure. Each program has varying qualification criteria for the borrower to meet as well as associated modification options that we analyze to determine the best solution for the borrower. We have also implemented periodic foreclosure moratoriums that are designed to provide borrowers with extra time to sort out their financial difficulties while allowing them to stay in their homes.

We have developed policies and practices that are committed to maintaining an independent and ongoing assessment of credit risk and quality. Our policies require an objective and timely assessment of the overall quality of the consumer and commercial loan portfolios including identification of relevant trends that affect the collectability of the portfolios, isolation of segments of the portfolios that are potential problem areas, identification of loans with potential credit weaknesses, and assessment of the adequacy of internal credit risk policies and procedures to monitor compliance with relevant laws and regulations.

We manage credit risk based on the risk profile of the borrower, the source of repayment, the underlying collateral, and current market conditions. Our business is focused on automotive, residential real estate, commercial real estate, and commercial lending. We classify these loans as either consumer or commercial and analyze credit risk in each as mentioned below. We monitor the credit risk profile of individual borrowers and the aggregate portfolio of borrowers — either within a designated geographic region or a particular product or industry segment. To mitigate risk concentrations, we take part in loan sales, syndications, and/or third-party insurance.

On-balance Sheet Portfolio

Our on-balance sheet portfolio includes both held-for-investment and held-for-sale finance receivables and loans. As of
March 31, 2010, this primarily included $76.1 billion of automotive finance receivables and loans and $23.9 billion of mortgage finance receivables and loans. Reported within this portfolio were certain loans accounted for at fair value and captured in our on-balance sheet view; however, they were not accounted for as part of the allowance for loan losses but rather as part of the fair value adjustment recorded in earnings for the period incurred.

In 2009, we executed various changes and strategies throughout our lending operations. Some of our strategies include focusing on the prime lending market, participating in several loan modification programs, implementing tighter underwriting standards, and increasing collection intensity. Additionally, we discontinued and sold multiple nonstrategic operations, mainly in our international segments. Within our automotive operations, we exited certain underperforming dealer relationships and added the majority of Chrysler dealers. We are beginning to see the results of these efforts as our overall credit risk has stabilized; however, our total credit portfolio continues to be affected by sustained levels of high unemployment and continued housing weakness.

On January 1, 2010, we adopted ASU 2009-16 and ASU 2009-17, which resulted in approximately $18.3 billion of off-balance sheet loans being consolidated on-balance sheet. This included $7.2 billion of consumer automobile loans classified as held-for-investment and recorded at historical cost. We recorded an allowance for loan loss reserve of $222 million on those loans. The remaining loans consolidated on-balance sheet were mortgage products and included $9.9 billion classified as operations held-for-sale and $1.2 billion classified as held-for-investment and recorded at fair value.

The following table presents our total on-balance sheet consumer and commercial finance receivables and loans reported at gross carrying value.

	Outstanding		Nonperforming (a) (b)		Accruing past due 90 days or more
($ in millions)	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
Consumer
Loans held-for-investment
Loans at historical cost	$49,356	$41,458	$732	$816	$6	$7
Loans at fair value	2,572	1,391	696	499	—	—

Total loans held-for-investment	51,928	42,849	1,428	1,315	6	7
Loans held-for-sale	13,964	20,468	3,225	3,390	56	33

Total consumer loans	65,892	63,317	4,653	4,705	62	40
Commercial
Loans held-for-investment
Loans at historical cost	37,112	34,852	1,711	1,883	1	3
Loans at fair value	—	—	—	—	—	—

Total loans held-for-investment	37,112	34,852	1,711	1,883	1	3
Loans held-for-sale	34	157	—	—	—	—

Total commercial loans	37,146	35,009	1,711	1,883	1	3

Total on-balance sheet loans (c)	$103,038	$98,326	$6,364	$6,588	$63	$43

(a)	Nonperforming loans are loans placed on nonaccrual status in accordance with internal loan policies. Refer to the Nonaccrual Loans section of Note 1 to the Consolidated Financial Statements in our 2009 Annual Report on Form 10-K for additional information.
(b)	Includes nonaccrual troubled debt restructured loans of $1.1 billion and $1.0 billion as of March 31, 2010, and December 31, 2009, respectively.
(c)	As of March 31, 2010, and December 31, 2009, we do not have loans repurchased, mortgage loans that we have the option, but not the obligation, to repurchase. These conditional repurchased loans are recorded at fair value at the time of repurchase.

Total on-balance sheet loans outstanding at March 31, 2010, increased $4.7 billion to $103.0 billion from December 31, 2009, reflecting an increase of $2.6 billion in the consumer portfolio and $2.1 billion in the commercial portfolio. The increase in total on-balance sheet loans outstanding from the prior quarter is the result of the impact of adopting ASU 2009-16 and ASU 2009-17, higher balance sheet retention, and seasonal dealer inventory build-up, partially offset by automotive whole-loan sales.

Total nonperforming loans at March 31, 2010, decreased $224 million to $6.4 billion from December 31, 2009, reflecting a decrease of $52 million of consumer nonperforming loans and $172 million of commercial nonperforming loans. The decrease in total nonperforming loans from the prior quarter is largely due to continued commercial mortgage asset dispositions. Partially offsetting the improvement in nonperforming loans was the impact of adopting ASU 2009-16 and ASU 2009-17.

The following table includes held-for-investment consumer and commercial net charge-offs for loans at historical cost and related ratios reported at gross carrying value.

	Three months ended March 31,
	Net charge-offs (a)		Net charge-off ratios (a)
($ in millions)	2010	2009	2010	2009
Consumer
Loans held-for-investment at historical cost (b) (c)	$255	$408	2.1%	2.8%
Commercial
Loans held-for-investment at historical cost	61	196	0.7	2.1

Total held-for-investment at historical cost	$316	$604	1.5%	2.5%

(a)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value, conditional repurchase loans, and loans held-for-sale during the year for each loan category.
(b)	Includes amounts related to residual losses on balloon automotive SmartBuy finance contracts. These amounts totaled $11 million and $47 million for the three months ended March 31, 2010 and 2009, respectively.
(c)	Includes $14 million of net charge-offs on past due operating lease payments for the three months ended March 31, 2010.

Our net charge-offs of total on-balance sheet loans were $316 million for the three months ended March 31, 2010, compared to $604 million for the three months ended March 31, 2009. This decline is driven primarily by portfolio composition changes as a result of strategic actions including the write-down and reclassification of certain mortgage legacy assets and continued exit of lower performing dealers both domestically and abroad. Loans held-for-sale are accounted for at the lower of cost or fair value and therefore we do not record charge-offs.

The following consumer and commercial credit portfolio discussions are presented on a held-for-investment basis with loans recorded at historical cost as those loans are included in our allowance for loan losses. Held-for-investment loans measured at fair value and conditional repurchase option loans were excluded from these discussions since those exposures do not carry an allowance. Additionally, the reclassification of certain mortgage legacy assets in the fourth quarter of 2009 substantially changed the composition of our held-for-investment consumer mortgage loan portfolio when comparing the three months ended March 31, 2010, to the same period in 2009.

Consumer Credit Portfolio

During the three months ended March 31, 2010, the credit performance of the consumer portfolio improved as overall nonperforming loans and charge-offs declined. The decline in nonperforming loans was primarily driven by improvement in the nonprime automotive lending portfolio due in part to seasonality and improved collection processes. The decline in net charge-offs was driven by portfolio composition changes as the result of the write-down and reclassification of certain mortgage legacy assets in the fourth quarter of 2009.

For information on our consumer credit risk practices and policies regarding delinquencies, nonperforming status and charge-offs, refer to Note 1 to the Consolidated Financial Statements in the 2009 Annual Report on Form 10-K.

The following table includes held-for-investment consumer finance receivables and loans recorded at historical cost reported at gross carrying value.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more
($ in millions)	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
Domestic
Automobile	$22,109	$12,514	$189	$267	$—	$—
1st Mortgage	7,022	6,921	335	326	1	1
Home equity
1st lien	1,700	1,718	14	10	—	—
2nd lien	2,087	2,168	63	61	—	—

Total domestic	32,918	23,321	601	664	1	1
Foreign
Automobile	16,005	17,731	96	119	5	5
1st Mortgage	433	405	35	33	—	1
Home equity
1st lien	—	—	—	—	—	—
2nd lien	—	1	—	—	—	—

Total foreign	16,438	18,137	131	152	5	6

Total consumer finance receivables and loans	$49,356	$41,458	$732	$816	$6	$7

(a)	Includes nonaccrual troubled debt restructured loans of $212 million and $263 million as of March 31, 2010, and December 31, 2009, respectively.

Total consumer outstanding finance receivables and loans increased $7.9 billion at March 31, 2010, compared with December 31, 2009. The increase in domestic automobile outstandings was driven by the consolidation of previously off-balance sheet loans due to the adoption of ASU 2009-16 and ASU 2009-17 in addition to increased retention of originated loans. The decrease in foreign automobile outstandings was driven by continued exit and liquidations in nonstrategic countries.

Nonperforming loans decreased $84 million compared to December 31, 2009. Nonperforming consumer finance receivables and loans as a percentage of total outstanding consumer finance receivables and loans were 1.5% and 2.0% at March 31, 2010, and December 31, 2009, respectively.

Consumer domestic automotive loans accruing past due 30 days or more increased $55 million to $889 million at March 31, 2010, compared with December 31, 2009, primarily due to the adoption of ASU 2009-16 and ASU 2009-17. The increase was partially offset by a decrease in delinquencies in the nonprime automotive lending portfolio resulting from improved collection processes and seasonality.

The following table includes held-for-investment consumer net charge-offs and related ratios reported at gross carrying value.

	Three months ended March 31,
	Net charge-offs (recoveries)		Net charge-off ratios
($ in millions)	2010	2009	2010	2009
Domestic
Automobile (a) (b)	$184	$189	3.5%	4.8%
1st Mortgage	17	67	1.0	2.4
Home equity
1st lien	(2)	3	(0.4)	0.6
2nd lien	13	91	2.4	7.2

Total domestic	212	350	2.7	4.1
Foreign
Automobile (b)	41	51	1.0	1.0
1st Mortgage	2	7	1.8	0.6
Home equity
1st lien	—	—	—	—
2nd lien	—	—	—	—

Total foreign	43	58	1.0	0.9

Total consumer finance receivables and loans	$255	$408	2.1%	2.8%

(a)	Includes amounts related to residual losses on balloon automotive SmartBuy finance contracts. These amounts totaled $11 million and $47 million for the three months ended March 31, 2010 and 2009, respectively.
(b)	Includes $14 million of net charge-offs on past due operating lease payments for the three months ended March 31, 2010.

Our net charge-offs from total consumer automobile loans decreased $15 million for the three months ended March 31, 2010, compared to the same period in 2009. The decrease in net charge-offs was primarily due to improvement in severity and customer recoveries. The severity improvement was driven by improvement in the used vehicle market.

Our net charge-offs from total consumer mortgage and home equity loans were $30 million for the three months ended March 31, 2010, compared to $168 million for the same period in 2009. The significant decrease was the result of the write-down and reclassification of certain mortgage legacy assets from held-for-investment to held-for-sale during the fourth quarter of 2009.

The following table summarizes the total consumer loan originations unpaid principal balance for the periods shown. Total consumer loan originations include loans classified as held-for-investment and held-for-sale during the period.

	Three months ended March 31,
($ in millions)	2010	2009
Domestic
Automobile	$5,296	$2,338
1st Mortgage	12,968	13,196
Home equity	—	—

Total domestic	18,264	15,534
Foreign
Automobile	1,702	1,163
1st Mortgage	292	202
Home equity	—	—

Total foreign	1,994	1,365

Total consumer loan originations	$20,258	$16,899

Total domestic automobile originated loans increased $3.0 billion compared to the same period in 2009 due to the improved automotive market. Domestic automotive originations continue to reflect tightened underwriting standards while 100% of these originations were retained on-balance sheet as held-for-investment. Total foreign automotive originations increased $539 million compared to 2009 driven by improved Canadian automotive sales.

Total domestic mortgage originated loans decreased $228 million due in part to the U.S. government incentive program changes in late 2009 and early 2010.

Consumer loan originations retained on-balance sheet as held-for-investment increased $5.7 billion to $7.4 billion at March 31, 2010, compared to March 31, 2009, primarily due to increased automotive loan origination and retention.

The following table shows held-for-investment consumer finance receivables and loans recorded at historical cost reported at gross carrying value by state and foreign concentration. Total automotive loans were $38.1 billion and $30.2 billion as of March 31, 2010, and December 31, 2009, respectively. Total mortgage and home equity loans were $11.2 billion and $11.2 billion as of March 31, 2010, and December 31, 2009, respectively.

	March 31, 2010		December 31, 2009
	Automobile	1st Mortgage and home equity	Automobile	1st Mortgage and home equity
California	4.4%	23.6%	2.7%	23.3%
Texas	8.7	3.3	7.5	2.9
Florida	3.4	4.3	2.1	4.4
Michigan	2.6	5.3	1.4	5.4
Illinois	2.5	4.4	1.9	4.4
New York	2.9	2.8	2.4	2.9
Pennsylvania	2.8	1.8	2.4	1.8
Georgia	2.2	2.0	1.4	2.0
Virginia	1.1	5.4	0.8	5.5
North Carolina	1.9	2.2	1.3	2.2
Other United States	25.5	41.0	17.5	41.6
Canada	16.4	3.8	20.1	3.6
Germany	9.3	—	13.3	—
Brazil	5.3	—	6.8	—
Other foreign	11.0	0.1	18.4	—

Total consumer loans	100.0%	100.0%	100.0%	100.0%

We monitor our consumer loan portfolio for concentration risk across the geographies in which we lend. The highest concentrations of loans in the United States are in California and Texas, which represent an aggregate of 16% of our total outstanding consumer loans as of March 31, 2010.

Concentrations in our mortgage operations are closely monitored given the volatility of the housing markets. Our consumer mortgage loan concentrations in California and Florida receive particular attention as their real estate value depreciation has been the most severe.

Our foreign automotive outstandings are heavily concentrated in Canada and Germany, representing 16% and 9%, respectively, of total consumer automotive loans outstanding as of March 31, 2010.

Repossessed and Foreclosed Assets

Assets are classified as repossessed or foreclosed (included in other assets on the Condensed Consolidated Balance Sheet) when physical possession of the collateral is taken, regardless of whether foreclosure proceedings have taken place. For more information on repossessed and foreclosed assets refer to Note 1 to the Consolidated Financial Statements in our 2009 Annual Report on Form
10-K.

Repossessed assets in our automotive finance operations increased $4 million as of March 31, 2010, compared to December 31, 2009. Foreclosed mortgage assets increased $11 million as of March 31, 2010, compared to December 31, 2009.

Higher Risk Mortgage Loans

During the three months ended March 31, 2010, we primarily focused our origination efforts on prime conforming and government guaranteed mortgages in the United States and high-quality insured mortgages in Canada. However, we continued to hold mortgage loans that have features that expose us to higher credit risk, including high original loan-to-value mortgage loans (prime or nonprime), payment-option adjustable-rate mortgage loans (prime nonconforming), interest-only mortgage loans (classified as prime conforming or nonconforming for domestic production and prime nonconforming or nonprime for international production), and teaser rate mortgages (prime or nonprime).

In circumstances when a loan has features such that it falls into multiple categories it is classified to a category only once based on the following hierarchy: (1) high original loan-to-value mortgage loans, (2) payment-option adjustable-rate mortgage loans, (3) interest-only mortgage loans, and (4) below market rate (teaser) mortgages. Given current declining home prices, we believe this hierarchy provides the most relevant risk assessment of our nontraditional products.

The following table summarizes the higher-risk mortgage loan production retained as held-for-investment and reported at unpaid principal balance.

	Three months ended March 31,
($ in millions)	2010	2009
High original loan-to-value (greater than 100%) mortgage loans	$—	$8
Payment-option adjustable-rate mortgage loans	—	—
Interest-only mortgage loans (a)	103	8
Below market rate (teaser) mortgages	—	—

Total higher-risk mortgage loan production	$103	$16

(a)	The originations during the three months ended March 31, 2010, for interest-only mortgage loans had an average FICO of 765 and an average loan-to-value of 60% with 100% full documentation.

The following table summarizes held-for-investment mortgage loans and portfolios reported at gross carrying value by higher-risk loan type.

	Outstanding		Nonperforming		Accruing past due 90 days or more
($ in millions)	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
High original loan-to-value (greater than 100%) mortgage loans	$7	$7	$1	$4	$—	$—
Payment-option adjustable-rate mortgage loans	7	7	—	1	—	—
Interest-only mortgage loans	4,291	4,346	193	139	—	—
Below market rate (teaser) mortgages	321	331	5	2	—	—

Total higher-risk mortgage loans	$4,626	$4,691	$199	$146	$—	$—

The allowance for loan losses was $284 million or 6.1% of total higher risk held-for-investment mortgage loans based on gross carrying value outstanding at March 31, 2010.

The following tables include our five largest state and foreign concentrations based on our higher risk held-for-investment loans reported at gross carrying value.

March 31, 2010 ($ in millions)	High original loan-to-value (greater than 100%) mortgage loans	Payment-option adjustable-rate mortgage loans	Interest-only mortgage loans	Below market rate (teaser) mortgages	All higher risk loans
California	$1	$2	$1,142	$100	$1,245
Virginia	—	—	385	13	398
Maryland	—	—	302	8	310
Michigan	—	—	253	10	263
Illinois	—	—	221	9	230
All other domestic and foreign	6	5	1,988	181	2,180

Total higher-risk mortgage loans	$7	$7	$4,291	$321	$4,626

December 31, 2009 ($ in millions)	High original loan-to-value (greater than 100%) mortgage loans	Payment-option adjustable-rate mortgage loans	Interest-only mortgage loans	Below market rate (teaser) mortgages	All higher risk loans
California	$1	$2	$1,128	$102	$1,233
Virginia	—	—	397	13	410
Maryland	—	—	309	8	317
Michigan	—	—	259	11	270
Illinois	—	—	230	9	239
All other domestic and foreign	6	5	2,023	188	2,222

Total higher-risk mortgage loans	$7	$7	$4,346	$331	$4,691

Commercial Credit Portfolio

During the three months ended March 31, 2010, the credit performance of the commercial portfolio improved as nonperforming loans and net charge-offs declined. The decline in nonperforming loans was largely driven by pay-downs in the resort finance portfolio and some improvement in dealer credit quality. The decline in charge-offs was primarily attributed to improved portfolio composition versus the prior year due to the workout of certain commercial real estate assets and the strategic exit of underperforming automotive dealers.

For information on our consumer credit risk practices and policies regarding delinquencies, nonperforming status and charge-offs, refer to Note 1 to the Consolidated Financial Statements in the 2009 Annual Report on Form 10-K.

The following table includes total held-for-investment commercial finance receivables and loans reported at gross carrying value.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more
($ in millions)	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009	March 31, 2010	December 31 2009
Domestic
Commercial and industrial
Automobile	$21,745	$19,604	$238	$281	$—	$—
Mortgage	1,260	1,572	23	37	—	—
Resort finance	769	843	721	783	—	—
Other (b)	1,828	1,845	67	73	—	—
Commercial real estate
Automobile	2,088	2,008	276	256	—	—
Mortgage	53	121	53	56	—	—

Total domestic	27,743	25,993	1,378	1,486	—	—
Foreign
Commercial and industrial
Automobile	8,614	7,943	17	66	—	—
Mortgage	86	96	37	35	—	—
Resort finance	—	—	—	—	—	—
Other (b)	331	437	140	131	1	3
Commercial real estate
Automobile	195	221	14	24	—	—
Mortgage	143	162	125	141	—	—

Total foreign	9,369	8,859	333	397	1	3

Total commercial finance receivables and loans	$37,112	$34,852	$1,711	$1,883	$1	$3

(a)	Includes nonaccrual troubled debt restructured loans of $71 million and $59 million as of March 31, 2010, and December 31, 2009, respectively.
(b)	Other commercial includes warehouse lending as well as structured finance, asset-based lending, and health capital loans.

Total commercial finance receivables and loans outstanding increased $2.3 billion to $37.1 billion at March 31, 2010, compared to December 31, 2009. Domestic commercial and industrial outstandings increased due to seasonal automotive inventory build-up. Foreign commercial and industrial outstandings increased $555 million from December 31, 2009, as a result of growth in the Canadian automotive markets, which was partially offset by dealer exits and continued portfolio runoff within exited countries. Domestic and foreign commercial real estate outstandings decreased $33 million from December 31, 2009, due to reduced mortgage origination activity, seasonal trends, and continued asset dispositions.

Total commercial nonperforming loans were $1.7 billion, a decrease of $172 million compared with December 31, 2009, primarily due to continued progress in resolving troubled customer accounts and the strategic workout of underperforming dealerships. Total nonperforming commercial finance receivables and loans as a percentage of outstanding commercial finance receivables and loans were 4.6% and 5.4% at March 31, 2010, and December 31, 2009, respectively.

The following table includes total held-for-investment commercial net charge-offs and related ratios reported at gross carrying value.

	Three months ended March 31,
	Net charge-offs (recoveries)		Net charge-off ratios
($ in millions)	2010	2009	2010	2009
Domestic
Commercial and industrial
Automobile	$1	$25	—%	0.6%
Mortgage	(1)	18	(0.3)	3.4
Resort finance	—	—	—	—
Other	3	1	0.6	0.2
Commercial real estate
Automobile	12	—	2.3	—
Mortgage	42	141	216.0	37.7

Total domestic	57	185	0.9	2.8
Foreign
Commercial and industrial
Automobile	2	1	0.1	—
Mortgage	—	—	—	—
Resort finance	—	—	—	—
Other	—	8	0.5	4.0
Commercial real estate
Automobile	2	—	7.6	—
Mortgage	—	2	(0.1)	2.4

Total foreign	4	11	0.2	0.4

Total commercial finance receivables and loans	$61	$196	0.7%	2.1%

Our net charge-offs of commercial loans totaled $61 million for the three months ended March 31, 2010, compared to $196 million for the same period in 2009. The decrease in net charge-offs was largely driven by improved mix of loans in the existing portfolio driven by the workout of certain commercial real estate assets and the strategic exit of underperforming automotive dealers.

Commercial Real Estate

The commercial real estate portfolio consists of loans issued primarily to developers, homebuilders, and commercial real estate firms. Commercial real estate outstanding finance receivables and loans were flat at $2.5 billion as of March 31, 2010, and December 31, 2009.

The following table shows held-for-investment commercial real estate loans reported at gross carrying value by geographic region and property type.

	March 31, 2010	December 31, 2009
Geographic region
Texas	11.0%	11.2%
Florida	10.8	11.8
California	10.3	9.8
Michigan	9.5	8.5
Virginia	4.3	3.9
New York	4.0	3.7
Pennsylvania	3.5	3.4
Oregon	3.1	2.1
Georgia	2.1	2.1
Alabama	2.1	2.1
Other United States	25.9	26.2
United Kingdom	6.3	7.3
Canada	4.2	4.3
Germany	0.5	0.6
Other foreign	2.4	3.0

Total outstanding commercial real estate loans	100.0%	100.0%

Property type
Automobile dealers	88.5%	84.3%
Residential	4.9	2.7
Land and land development	3.0	5.7
Apartments	—	2.9
Other	3.6	4.4

Total outstanding commercial real estate loans	100.0%	100.0%

Commercial Criticized Exposure

Exposures deemed criticized are loans classified as special mention, substandard, or doubtful. These classifications are based on regulatory definitions and generally represent loans within our portfolio that are of higher default risk. These loans require additional monitoring and review including specific actions to mitigate our potential economic loss.

The following table shows industry concentrations for held-for-investment commercial criticized loans reported at gross carrying value. Total criticized exposures were $4.5 billion and $4.9 billion as of March 31, 2010, and December 31, 2009, respectively.

	March 31, 2010	December 31, 2009
Industry
Automotive	51.7%	50.1%
Resort finance	17.0	17.1
Health/medical	8.0	7.9
Real estate	4.6	6.1
Manufacturing	3.5	3.2
Retail	2.7	2.7
Services	2.4	2.2
Banks and finance companies	1.8	2.0
All other	8.3	8.7

Total commercial criticized loans	100.0%	100.0%

Total criticized exposure decreased $396 million to $4.5 billion from December 31, 2009, primarily due to continued mortgage asset dispositions and some improvement in dealer credit quality.

Allowance for Loan Losses

The following table presents an analysis of the activity in the allowance for loan losses on finance receivables and loans.

	2010			2009
($ in millions)	Consumer	Commercial	Total	Consumer	Commercial	Total
Balance at January 1,	$1,664	$781	$2,445	$2,536	$897	$3,433
Cumulative effect of change in accounting principles (a)	222	—	222	—	—	—
Charge-offs
Domestic	(321)	(61)	(382)	(402)	(188)	(590)
Foreign	(58)	(4)	(62)	(73)	(12)	(85)

Total charge-offs (b)	(379)	(65)	(444)	(475)	(200)	(675)

Recoveries
Domestic	109	4	113	52	3	55
Foreign	15	—	15	15	1	16

Total recoveries	124	4	128	67	4	71

Net charge-offs	(255)	(61)	(316)	(408)	(196)	(604)
Provision for loan losses	127	18	145	613	182	795
Other	(4)	(12)	(16)	17	4	21

Balance at March 31, (c)	$1,754	$726	$2,480	$2,758	$887	$3,645

Allowance for loan losses to finance receivables and loans outstanding at March 31, (d)	3.6%	2.0%	2.9%	4.8%	2.5%	3.9%
Net charge-offs to average finance receivables and loans outstanding at March 31, (d)	2.1%	0.7%	1.5%	2.8%	2.1%	2.5%
Allowance for loan losses to total nonperforming finance receivables and loans at March 31, (d)	239.7%	42.4%	101.5%	47.6%	33.1%	43.0%
Ratio of allowance for loans losses to net charge-offs at March 31,	27.5	47.7	31.4	27.1	18.1	24.2

(a)	Includes adjustment to the allowance due to adoption of ASU 2009-16, Accounting for Transfers of Financial Assets, and ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. Refer to Note 1 to the Condensed Consolidated Financial Statements for additional information.
(b)	Includes net charge-offs on past due operating lease payments of $14 million and $0 million for the three months ended March 31, 2010 and 2009, respectively.
(c)	Includes allowance on past due operating lease payments of $13 million, $19 million, and $0 million as of March 31, 2010, December 31, 2009, and March 31, 2009, respectively.
(d)	Allowance coverage percentages are based on the allowance for loan losses related to loans held-for-investment excluding those loans held at fair value as a percentage of the unpaid principal balance, net of premiums and discounts.

The allowance for consumer automotive loan losses at March 31, 2010, decreased $176 million compared to March 31, 2009, due to some improvements in the credit outlook of the portfolio, including strengthening in the used vehicle market leading to decreased severity of losses and increased customer recoveries in the nonprime automotive lending portfolio.

The allowance for commercial automotive loan losses declined $25 million at March 31, 2010, compared to March 31, 2009, as a result of improved portfolio credit quality due to strategic dealer exits and the wind-down of operations in several nonstrategic countries.

The allowance for consumer mortgage loan losses at March 31, 2010, decreased significantly compared to March 31, 2009, driven by the write-down and reclassification of certain mortgage legacy assets in the fourth quarter of 2009.

The allowance for commercial mortgage loan losses declined significantly at March 31, 2010, compared to March 31, 2009, primarily due to continued asset dispositions.

Allowance for Loan Losses by Type

The following table summarizes the allocation of the allowance for loan losses by product type.

	2010			2009
March 31, ($ in millions)	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of allowance for loan losses	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of allowance for loan losses
Consumer
Domestic
Automobile	$896	4.1%	36.1%	$1,020	6.7%	28.0%
1st Mortgage	400	5.7	16.1	650	5.7	17.8
Home equity	233	6.2	9.4	305	4.5	8.4

Total domestic	1,529	4.6	61.6	1,975	5.9	54.2
Foreign
Automobile	224	1.4	9.0	276	1.4	7.6
1st Mortgage	1	0.3	0.1	507	11.5	13.9
Home equity	—	—	—	—	—	—

Total foreign	225	1.4	9.1	783	3.3	21.5

Total consumer loans	1,754	3.6	70.7	2,758	4.8	75.7
Commercial
Domestic
Commercial and industrial	492	1.9	19.9	323	1.3	8.8
Commercial real estate	6	0.3	0.2	452	13.5	12.4

Total domestic	498	1.8	20.1	775	2.8	21.2
Foreign
Commercial and industrial	178	2.0	7.2	67	0.8	1.9
Commercial real estate	50	14.9	2.0	45	12.0	1.2

Total foreign	228	2.4	9.2	112	1.3	3.1

Total commercial loans	726	2.0	29.3	887	2.5	24.3

Total allowance for loan losses	$2,480	2.9%	100.0%	$3,645	3.9%	100.0%

Provision for Loan Losses

The following table summarizes the provision for loan losses by product type.

	Three months ended March 31,
($ in millions)	2010	2009
Consumer
Domestic
Automobile	$85	$98
1st Mortgage	24	259
Home equity	(8)	156

Total domestic	101	513
Foreign
Automobile	25	53
1st Mortgage	1	47
Home equity	—	—

Total foreign	26	100

Total consumer loans	127	613
Commercial
Domestic
Commercial and industrial	20	26
Commercial real estate	(6)	131

Total domestic	14	157
Foreign
Commercial and industrial	4	24
Commercial real estate	—	1

Total foreign	4	25

Total commercial loans	18	182

Total provision for loan losses	$145	$795

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

The following table summarizes our credit derivatives.

	March 31, 2010		December 31, 2009
($ in millions)	Contract/notional	Credit risk	Contract/notional	Credit risk
Credit derivatives
Purchased protection
Credit default swaps	$115	$5	$200	$2
Total return swaps	48	1	—	—

Total purchased protection	163	6	200	2
Written protection
Credit default swaps	15	—	90	—
Total return swaps	48	(1)	—	—

Total written protection	63	(1)	90	—

Total credit derivatives	$226	$5	$290	$2

We use credit derivatives to hedge credit risk and reduce risk concentrations on our Condensed Consolidated Balance Sheet. We regularly monitor our counterparty credit risk on an absolute and net exposure basis. Overall, net credit risk increased $3 million as of March 31, 2010, compared to December 31, 2009, primarily due to increased hedging activities in our international operations.

Market Risk

Our automotive financing, mortgage, and insurance activities give rise to market risk representing the potential loss in the fair value of assets or liabilities caused by movements in market variables, such as interest rates, foreign-exchange rates, equity prices, market perceptions of credit risk, and other market fluctuations that affect the value of securities and assets held-for-sale. We are primarily exposed to interest rate risk arising from changes in interest rates related to financing, investing, and cash management activities. More specifically, we have entered into contracts to provide financing, to retain mortgage servicing rights, and to retain various assets related to securitization activities all of which are exposed in varying degrees to changes in value due to movements in interest rates. Interest rate risk arises from the mismatch between assets and the related liabilities used for funding. We enter into various financial instruments, including derivatives, to maintain the desired level of exposure to the risk of interest rate fluctuations. Refer to Note 15 to the Condensed Consolidated Financial Statements for further information.

We are exposed to foreign-currency risk arising from the possibility that fluctuations in foreign-exchange rates will affect future earnings or asset and liability values related to our global operations. Our most significant foreign-currency exposures relate to the Euro, the Canadian dollar, the British pound sterling, the Brazilian real, the Mexican peso, and the Australian dollar. We may enter into hedges to mitigate foreign exchange risk.

We are also exposed to equity price risk, primarily in our Insurance operations, which invests in equity securities that are subject to price risk influenced by capital market movements. We enter into macro equity hedges to mitigate our exposure to price fluctuations in the overall portfolio.

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

Since December 31, 2009, there have been no material changes in these market risks. Refer to our Annual Report on Form 10-K for the year ended December 31, 2009, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for further discussion on value at risk and sensitivity analysis.

Liquidity Management, Funding, and Regulatory Capital

Overview

Liquidity management involves forecasting funding requirements driven by asset growth or liability maturities. The goal of liquidity management is to ensure we maintain adequate funds to meet changes in loan and lease demand, debt maturities, unexpected deposit withdrawals, and other seen and unforeseen corporate needs. Our primary funding objective is to ensure we maintain access to stable and diverse liquidity sources throughout all market cycles including periods of financial distress. Sources of liquidity include both retail and brokered deposits and secured and unsecured market-based funding across maturities, interest rate characteristics, currencies, and investor profiles. Further liquidity is available through committed facilities and FHLB advances.

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

ALCO, the Asset-Liability Committee, is responsible for monitoring liquidity on an ongoing basis and delegates the planning and execution of liquidity management strategies to Corporate Treasury. We manage liquidity risk at the business segment, legal entity, and consolidated level. Each reporting segment, along with Ally Bank, prepares periodic forecasts depicting anticipated funding needs and sources of funds with oversight and monitoring by Corporate Treasury. Corporate Treasury manages liquidity under baseline projected economic scenarios as well as more severe economically stressed environments. Corporate Treasury, in turn, plans and executes our funding strategies. In addition, the Liquidity Risk Forum is responsible for analyzing liquidity risk measurement standards, liquidity position and investment alternatives, funding plans, forecasted liquidity needs and related risks and opportunities, liquidity buffers, stress testing, and contingency funding. We maintain a cash liquidity reserve that is intended to allow us to operate and to meet our contractual obligations in the event of constrained access to external liquidity. The size of this reserve is measured and managed as the number of months of liquidity provided.

Funding Strategy

Our liquidity and ongoing profitability are largely dependent on our timely access to funding and the costs associated with raising funds in different segments of the capital markets. We continue to be extremely focused on maintaining and enhancing our liquidity. Our funding strategy focuses on the development of diversified funding sources across a global investor base to meet all our liquidity needs including unsecured debt capital markets, asset-backed securitizations (both public and private), whole-loan sales, domestic and international committed and uncommitted bank lines, and brokered certificates of deposits and retail deposits. Creating funding from a wide range of sources across geographic locations strengthens our liquidity position and limits dependence on any single source. We evaluate funding markets on an ongoing basis to achieve an appropriate balance of unsecured and secured funding sources. In addition, we further distinguish our funding strategy between bank funding and holding company or nonbank funding.

Bank Funding

At March 31, 2010, Ally Bank maintained cash liquidity of $4.3 billion and highly liquid U.S. federal government and U.S. agency securities of $4.8 billion. Maximizing bank funding is the cornerstone of our long-term liquidity strategy. This strategy will allow us to use a greater diversity of funding sources like retail deposits to finance our loan portfolios and maximize profitability. Ally Bank continues to grow and is becoming a more prominent part of our overall funding strategy. During 2009, we received an expanded exemption from the Federal Reserve allowing Ally Bank to originate a limited amount of GM-related retail and wholesale assets subject to certain conditions. Previously, we were more limited in the GM-related assets that could be originated in Ally Bank due to Section 23A of the Federal Reserve Act. Today, all new bank eligible assets in the United States are being directed to Ally Bank in order to reduce and minimize our nonbanking exposures. With respect to consumer lending, asset eligibility for the bank depends on many factors including credit bureau information, loan-to-value, and contract length. The restrictions of Section 23A will cease to apply to GM-related transactions once GM and GMAC cease to be deemed “affiliates” under applicable bank regulatory standards; this would then allow us to have more funding available for a majority of our automotive finance assets and to provide a sustainable long-term funding channel for the business.

Ally Bank has access to funding through Federal Home Loan Bank (FHLB) advances, the Federal Reserve’s Discount Window, repurchase arrangements, public securitizations, private funding arrangements, brokered certificates of deposit, and retail deposits. Deposits are becoming one of our largest funding sources and are the key source of funding at Ally Bank. Deposits provide a low-cost source of funds that are less sensitive to interest rate changes or market volatility that we utilize to fund loan and asset growth and to diversify funding sources. We have continued to expand our deposit gathering efforts through our direct and indirect marketing channels. Current product offerings consist of a variety of savings products including certificates of deposits (CDs), savings accounts, and money market accounts, as well as an online checking product. At March 31, 2010, the deposit base at Ally Bank was $29.3 billion, up from $28.8 billion at December 31, 2009. In addition, we have recently begun using the securitization markets to finance our Ally Bank retail and wholesale automotive loans, which have experienced greater market activity and available liquidity in recent months. Since September 2009, Ally Bank completed four automotive term asset-backed securitizations totaling $3.6 billion in funding. In addition, in April 2010, we closed on a $7.0 billion committed secured revolving credit facility with a syndicate of lenders as an alternative source of liquidity to finance Ally Bank’s growing automotive loan portfolios.

In Canada, we are also focused on growing our deposit raising platform. Through our ResMor Trust subsidiary (ResMor), we began raising deposits in 2009. ResMor launched its online deposit platform in September 2009, providing a variety of products under the Ally brand. As of March 31, 2010, this retail deposit channel had deposits of $367 million. This is in addition to a brokered deposit product line that had a balance of $1.8 billion at March 31, 2010, compared to $1.5 billion at December 31, 2009.

Nonbank Funding

As of March 31, 2010, the parent company maintained cash liquidity in the amount of $9.1 billion and the ability to draw additional committed liquidity up to $13.1 billion (excluding Mortgage operations) assuming incremental collateral is available to contribute to secured facilities. For purposes of this section of the MD&A, parent company is defined as GMAC consolidated less our Insurance operations, ResCap, and Ally Bank. As we shift our focus to growing bank funding capabilities, we are similarly focused on minimizing uses of our parent company liquidity and reducing the amount of assets funded outside the bank. It is our expectation that our parent company liquidity will only be used for assets that do not meet bank eligibility standards. Therefore, over time, we expect assets funded through nonbank funding will decline and will primarily be those generated from our non-U.S. operations. The parent company, as well as some of our nonbank subsidiaries, has secured funding facilities with third parties. Secured funding facilities continue to be a critical component of our parent company funding strategy. However, we are less dependent on these facilities due to our expanded use of Ally Bank as well as the capital received and funding we raised throughout 2009 from different government programs as well as through our recent unsecured debt issuances. The parent company had nonmortgage capacity under committed credit facilities that total approximately $29.9 billion at March 31, 2010. These facilities mature at various times between now and June 2012, and we continue to evaluate the possibility of extending these facilities beyond that time frame. In addition, we maintain access to our committed automotive whole-loan forward flow agreements through the third quarter of 2010 with remaining commitments of $4.5 billion.

Recent Funding Developments

During 2008 and 2009, the capital markets experienced significant stress that translated into increased cost and a lack of availability of new funding. Therefore, we had to rely on various initiatives implemented by the U.S. government aimed at stabilizing and enhancing liquidity to the financial markets, including the Troubled Asset Relief Program (TARP), Temporary Liquidity Guarantee Program (TLGP), Term Auction Facility (TAF), and Term Asset-Backed Securities Loan Facility (TALF). Our participation in these programs helped us to maintain sufficient liquidity through the end of 2009 to meet all maturing unsecured debt obligations and to continue our lending and operating activities.

The financial markets showed signs of improvement in the first quarter of 2010, and we were able to execute a number of nongovernment-sponsored transactions in the capital markets to help strengthen our liquidity position and manage upcoming debt maturities. Through April 2010, we issued over $5.0 billion of unsecured debt globally with several private issuances. This is the first time we accessed the institutional unsecured debt market without a U.S. government guarantee since May 2007. We plan to continue use of the unsecured term debt markets in 2010 and 2011 to manage upcoming debt maturities.

We were also very active in both the domestic and international securitization markets during the first quarter of 2010. We completed a total of six transactions securitizing more than $5.0 billion of automotive-related assets during the period. Of particular note, Ally Bank completed its first-ever public asset-backed securities offering for $909 million. The transaction was the first completed by Ally outside of a government program. All three previous Ally-sponsored transactions were privately offered under the Federal Reserve’s Term Asset-Backed Securities Loan Facility (TALF). Internationally, GMAC Canada issued a dealer floorplan securitization and a retail securitization under the Canadian Secured Credit Facility (CSCF), a Canadian government-sponsored program aimed at stimulating economic activity and confidence in the Canadian ABS market for vehicle and equipment financing. We also issued one nongovernment-sponsored Canadian retail automotive loan securitization transaction in the first quarter of 2010. Lastly, we entered the Mexican public securitization market with our first-ever public securitization of retail automotive loans in that market and executed two privately placed German retail securitizations.

Overall liquidity remained strong with cash and cash equivalents at $14.7 billion as of March 31, 2010, and the ability to draw down on additional committed liquidity of up to $14.3 billion assuming incremental collateral is available to contribute to secured facilities. Our recent activity in the unsecured and secured debt capital markets has allowed us to maintain sufficient liquidity to meet all maturing debt obligations as they come due and strengthen our parent company liquidity position. However, we still have significant unsecured and secured debt obligations coming due in the next few years, and our inability to access the unsecured markets, renew existing secured facilities, or create new secured facilities to fund parent company assets or to migrate loans to Ally Bank and fund them using deposits could have a negative impact on our future liquidity position.

Funding Sources

The following table summarizes debt and other sources of funding and the amount outstanding under each category for the periods shown.

	Outstanding
($ in millions)	March 31, 2010	December 31, 2009
Secured financings (a)	$47,822	$48,759
Institutional term debt	26,087	24,809
Retail debt programs (b)	14,253	14,622
Temporary Liquidity Guarantee Program (TLGP)	7,400	7,400
Bank loans and other	1,772	2,194

Total debt (c)	$97,334	$97,784

Bank deposits (d)	$30,990	$30,006
Off-balance sheet securitizations
Retail finance receivables	$—	$6,554
Mortgage loans	83,186	99,123

Total off-balance sheet securitizations	$83,186	$105,677

(a)	Includes securitization transactions that are accounted for on-balance sheet as secured financings totaling $34,786 million and $32,078 million at March 31, 2010, and December 31, 2009, respectively.
(b)	Includes $10,414 million and $10,878 million of GMAC SmartNotes as of March 31, 2010, and December 31, 2009, respectively.
(c)	Excludes fair value adjustment as described in Note 18 to our Condensed Consolidated Financial Statements.
(d)	Includes consumer and commercial bank deposits and dealer wholesale deposits.

Bank Deposits

We accept commercial and consumer deposits through Ally Bank in the United States and ResMor Trust in Canada. As of March 31, 2010, Ally Bank had approximately $29.3 billion of deposits compared to $28.8 billion as of December 31, 2009. Deposits are an efficient and cost-effective source of funding for us, and as a result, we have been offering competitive rates in an effort to increase our deposit levels. Refer to Note 12 to the Notes to our Condensed Consolidated Financial Statements for a summary of deposit funding by type.

Unsecured Debt

We obtain short-term funding from the sale of floating-rate demand notes under our Demand Notes program. The holder has the option to redeem these notes at any time without restriction. Demand Notes outstanding were $1.4 billion at March 31, 2010, compared to $1.3 billion at December 31, 2009. We manage this balance at these levels by periodically lowering rates as we move funding to our Ally Bank deposit franchise. Unsecured short-term bank loans also provide short-term funding. As of March 31, 2010, we had $7.6 billion in short-term debt outstanding, a decline of $2.7 billion from December 31, 2009. Refer to Note 13 to our Condensed Consolidated Financial Statements for additional information about our outstanding short-term debt.

Historically, the unsecured term debt markets were a key source of long-term financing for us. However, in recent periods, given our current ratings profile and the market environment, we chose not to target transactions in the unsecured term debt markets due to the expected high market rates and our other funding alternatives. The unsecured market is now open for us as evidenced by our over $5.0 billion issuance of unsecured long-term debt through April 2010. We will continue to target transactions in the unsecured debt market in 2010 and 2011 to further strengthen the parent company liquidity position and manage upcoming debt maturities that are scheduled to occur in 2010, 2011, and beyond.

The following table presents the scheduled maturity of unsecured long-term debt at March 31, 2010, assuming that no early redemptions occur.

Year ended December 31, ($ in millions)	Automotive Finance operations (a)	Mortgage operations	Total
2010	$3,145	$1,284	$4,429
2011	9,258	209	9,467
2012	12,110	357	12,467
2013	1,353	527	1,880
2014	1,883	96	1,979
2015 and after	20,102	112	20,214
Original issue discount (b)	(4,021)	—	(4,021)

Total unsecured long-term debt	$43,830	$2,585	$46,415

(a)	Consists of debt we or our subsidiaries incur to finance our Automotive Finance operations.
(b)	Scheduled remaining amortization of original issue discount is as follows: $904 million in 2010; $967 million in 2011; $342 million in 2012; $255 million in 2013; $183 million in 2014; and $1,370 million in 2015 and thereafter.

Secured Financings and Off-balance Sheet Securitizations

During the three months ended March 31, 2010, our North American Automotive Finance operations executed approximately $5.1 billion in automotive retail whole-loan sales under forward flow agreements with counterparties. In addition, our North American Automotive Finance operations executed approximately $5.6 billion in secured funding during the quarter. During the same period, our International Automotive Finance operations funded approximately 39% of its operations through securitizations and other forms of secured funding.

As of March 31, 2010, approximately $16.4 billion of outstanding consolidated secured debt is scheduled to mature in the remainder of 2010, approximately $10.6 billion is scheduled to mature in 2011, and approximately $5.3 billion is scheduled to mature in 2012. Refer to Note 13 to the Condensed Consolidated Financial Statements for additional information.

Funding Facilities

The following tables highlight operating segment credit capacity and bank/nonbank credit capacity under our secured and unsecured funding facilities as of March 31, 2010, and December 31, 2009. We utilize both committed and uncommitted credit facilities. The financial institutions providing the uncommitted facilities are not legally obligated to advance funds under them. The amounts in the outstanding column in the table below are generally included on our Condensed Consolidated Balance Sheet.

Funding Facilities — Operating Segment

Most of our committed capacity is concentrated in our Automotive Finance operations as indicative of our strategic focus. With the exception of $0.2 billion of capacity attributable to our Commercial Finance Group on December 31, 2009, all of the nonmortgage committed secured capacity is available for our Automotive Finance operations. Our funding capacity for mortgage operations is generally sourced through uncommitted secured capacity from Federal Reserve Bank and FHLB advances.

	Total capacity		Current capacity (a)		Potential capacity (b)		Outstanding
($ in billions)	Mar 31, 2010	Dec 31, 2009	Mar 31, 2010	Dec 31, 2009	Mar 31, 2010	Dec 31, 2009	Mar 31, 2010	Dec 31, 2009
Committed unsecured
Automotive Finance operations	$0.8	$0.8	$0.1	$0.1	$—	$—	$0.7	$0.7
Committed secured
Automotive Finance operations and other	29.6	36.0	4.9	3.1	9.1	9.1	15.6	23.8
Mortgage operations	1.8	2.1	—	—	0.2	0.4	1.6	1.7

Total committed facilities	32.2	38.9	5.0	3.2	9.3	9.5	17.9	26.2

Uncommitted unsecured
Automotive Finance operations	0.8	0.9	0.1	0.1	—	—	0.7	0.8
Uncommitted secured
Automotive Finance operations (c)	4.9	5.7	3.6	1.9	0.2	0.1	1.1	3.7
Mortgage operations (d) (e)	7.8	8.6	1.7	1.7	0.2	0.2	5.9	6.7

Total uncommitted facilities	13.5	15.2	5.4	3.7	0.4	0.3	7.7	11.2

Total facilities	45.7	54.1	10.4	6.9	9.7	9.8	25.6	37.4

Whole-loan forward flow agreements (f)	4.5	9.4	—	—	4.5	9.4	—	—

Total commitments	$50.2	$63.5	$10.4	$6.9	$14.2	$19.2	$25.6	$37.4

(a)	Funding is generally available on request as excess collateral resides in certain facilities.
(b)	Funding is generally available to the extent incremental collateral is available and contributed to the facilities.
(c)	Included $4.2 billion and $5.3 billion of capacity from Federal Reserve Bank advances with $0.6 billion and $3.4 billion outstanding as of March 31, 2010, and December 31, 2009, respectively.
(d)	Included $0.8 billion and $2.5 billion of capacity from Federal Reserve Bank advances with $0.1 billion and $1.6 billion outstanding as of March 31, 2010, and December 31, 2009, respectively.
(e)	Included $5.8 billion and $5.9 billion of capacity from FHLB advances with $4.8 billion and $5.1 billion outstanding as of March 31, 2010, and December 31, 2009, respectively.
(f)	Represents commitments of financial institutions to purchase U.S. automotive retail assets. One of these arrangements expires in June 2010 while the other expires in October 2010.

Funding Facilities – Bank/Nonbank Funding

As of March 31, 2010, Ally Bank’s committed capacity was $4.5 billion of which $4.0 billion was available to both Ally Bank and the parent company, GMAC Inc. Effective April 7, 2010, Ally Bank entered into a $7.0 billion secured revolving credit facility with a syndicate of lenders. The facility has a 364-day maturity and is available to fund automotive receivables. It provides incremental liquidity to Ally Bank and further diversifies its funding sources. Other funding facilities available to Ally Bank are generally composed of Federal Reserve Bank and FHLB advances, as well as repurchase arrangements with third-party lenders.

	Total capacity		Current capacity (a)		Potential capacity (b)		Outstanding
($ in billions)	Mar 31, 2010	Dec 31, 2009	Mar 31, 2010	Dec 31, 2009	Mar 31, 2010	Dec 31, 2009	Mar 31, 2010	Dec 31, 2009
Committed unsecured
Nonbank funding
Automotive Finance operations	$0.8	$0.8	$0.1	$0.1	$—	$—	$0.7	$0.7
Committed secured
Nonbank funding
Automotive Finance operations and other	25.1	32.0	3.4	2.7	8.0	6.3	13.7	23.0
Mortgage operations	1.8	2.1	—	—	0.2	0.4	1.6	1.7
Bank funding	0.5	—	0.5	—	—	—	—	—
Shared capacity (c)	4.0	4.0	1.0	0.4	1.1	2.8	1.9	0.8

Total committed facilities	32.2	38.9	5.0	3.2	9.3	9.5	17.9	26.2

Uncommitted unsecured
Nonbank funding
Automotive Finance operations	0.8	0.9	0.1	0.1	—	—	0.7	0.8
Uncommitted secured
Nonbank funding
Automotive Finance operations	0.7	0.4	—	—	0.2	0.1	0.5	0.3
Mortgage operations	0.2	0.2	—	—	0.2	0.2	—	—
Bank funding (d) (e)	11.8	13.7	5.3	3.6	—	—	6.5	10.1

Total uncommitted facilities	13.5	15.2	5.4	3.7	0.4	0.3	7.7	11.2

Total facilities	45.7	54.1	10.4	6.9	9.7	9.8	25.6	37.4

Whole-loan forward flow agreements (f)	4.5	9.4	—	—	4.5	9.4	—	—

Total commitments	$50.2	$63.5	$10.4	$6.9	$14.2	$19.2	$25.6	$37.4

(a)	Funding is generally available on request as excess collateral resides in certain facilities.
(b)	Funding is generally available to the extent incremental collateral is available and contributed to the facilities.
(c)	Funding is generally available for assets originated by Ally Bank or the parent company, GMAC Inc. Current capacity included $0.5 billion of nonbank capacity and
$0.5 billion of bank capacity as of March 31, 2010. Current capacity was composed of $0.4 billion of nonbank capacity as of December 31, 2009.
(d)	Included $5.0 billion and $7.8 billion of capacity from Federal Reserve Bank advances with $0.8 billion and $5.0 billion outstanding as of March 31, 2010, and December 31, 2009, respectively.
(e)	Included $5.8 billion and $5.9 billion of capacity from FHLB advances with $4.8 billion and $5.1 billion outstanding as of March 31, 2010, and December 31, 2009, respectively.
(f)	Represents commitments of financial institutions to purchase U.S. automotive retail assets. One of these arrangements expires in June 2010 while the other expires in October 2010.

Committed Unsecured Funding Facilities

Revolving credit facilities — As of March 31, 2010, we maintained $486 million of commitments in our U.S. unsecured revolving credit facility maturing June 2012. This facility is fully drawn.

Bank lines — As of March 31, 2010, we maintained $267 million of committed unsecured bank facilities in Canada and $47 million in Europe. These commitments expire in 2011 and 2012.

Committed Secured Funding Facilities

Facilities for Automotive Finance Operations

As of March 31, 2010, we had capacity of $11.4 billion from a syndicate of lenders through our nonbank secured revolving credit facility. This facility is secured by U.S. and Canadian automotive finance assets, and the borrowers under the facility are structured as bankruptcy-remote special-purpose entities. Effective April 7, 2010, in conjunction with the effectiveness of Ally Bank’s new $7.0 billion secured revolving credit facility with a syndicate of lenders, capacity under the nonbank facility was reduced from $11.4 billion to $7.9 billion. This reduction of $3.5 billion was scheduled to occur in June 2010. The remaining capacity of $7.9 billion ultimately matures in June 2011.

This nonbank facility includes a leverage ratio covenant that requires our reporting segments, excluding our Mortgage operations reporting segment, to have a ratio of consolidated borrowed funds to consolidated net worth not to exceed 11.0:1. For purposes of this calculation, the numerator is our total debt on a consolidated basis (excluding obligations of bankruptcy-remote special-purpose entities) less the total debt of our Mortgage operations reporting segment on our Condensed Consolidated Balance Sheet (excluding obligations of bankruptcy-remote special-purpose entities). The denominator is our consolidated net worth less our Mortgage operations consolidated net worth and certain extensions of credit from us to our Mortgage operations. As of March 31, 2010, the leverage ratio was 2.4:1. The following table summarizes the calculation of the leverage ratio covenant.

March 31, 2010 ($ in millions)	GMAC	Less: Mortgage operations	Adjusted leverage metrics
Consolidated borrowed funds
Total debt	$97,885	$23,100	$74,785
Less
Obligations of bankruptcy-remote SPEs	(34,786)	(2,585)	(32,201)
Intersegment eliminations	—	(1,460)	1,460

Consolidated borrowed funds used for leverage ratio	$63,099	$19,055	$44,044

Consolidated net worth
Total equity	$20,548	$1,760	$18,788
Less
Intersegment credit extensions	(202)	—	(202)

Consolidated net worth used for leverage ratio	$20,346	$1,760	$18,586

Leverage ratio (a)			2.4

(a)	We remain subject to a leverage ratio as calculated prior to the formation of the June 2008 secured revolving credit facility but on significantly reduced debt balances relative to prior periods. As of March 31, 2010, the leverage ratio as calculated based on that methodology was 3.1:1.

In addition to our syndicated revolving credit facilities, we also maintain various bilateral and multilateral bank facilities that fund our Automotive Finance operations. These are primarily private securitization facilities that fund a specific pool of assets. Some of the facilities have revolving commitments and allow for the funding of additional assets during the commitment period. As of March 31, 2010, there was $20.8 billion of total capacity for North American Automotive Finance operations and $8.8 billion of total capacity for International Automotive Finance operations.

Facilities for Mortgage Operations

As of March 31, 2010, we had capacity of $1.0 billion to fund eligible mortgage servicing rights and capacity of $700 million to fund mortgage servicer advances. We also had $67 million of capacity to fund mortgage loans in the Netherlands.

Automotive Whole-loan Forward Flow Agreements

These represent commitments from counterparties to purchase U.S. automotive retail assets. One of these arrangements expires in June 2010 while the other expires in October 2010. As of March 31, 2010, there was $4.5 billion of total capacity remaining under these two arrangements.

Uncommitted Unsecured Funding Facilities

Automotive Finance Lines of Credit

Our International operations utilize credit lines from local banks and local branches of multinational financial institutions. The lines generally have a documented credit limit to establish total capacity, but lenders are not obligated to fulfill loan requests if there is unutilized capacity. Also, lenders are not obligated to renew outstanding loans when they mature. The outstanding loans under these credit lines tend to be short-term in nature and therefore are renewed throughout the year. A parent guarantee from GMAC Inc. typically supports these credit lines. As of March 31, 2010, our nonconsolidated Chinese affiliate (GMAC-SAIC Automotive Finance Company Limited) also had $2.5 billion of bank line capacity and $1.9 billion outstanding.

Uncommitted Secured Funding Facilities

Federal Reserve Bank Advances

The Discount Window is the primary credit facility under which the Federal Reserve extends collateralized loans to depository institutions at terms from overnight up to ninety days. The TAF program auctions a preannounced quantity of collateralized credit starting with a minimum bid for term funds of 28- or 84-day maturity. The Federal Reserve conducted its final TAF auction in March 2010. At March 31, 2010, Ally Bank had pledged collateral in an amount sufficient to generate total capacity of $5.0 billion of which $0.8 billion was outstanding and $4.2 billion was unused capacity.

FHLB Advances

Ally Bank has an advance agreement with the Federal Home Loan Bank of Pittsburgh (FHLB). Ally Bank had assets pledged and restricted as collateral, which created borrowing capacity of $5.8 billion as of March 31, 2010. In addition, under the agreement, the FHLB has a blanket lien on certain Ally Bank assets. This blanket lien provides additional security to the FHLB, but the FHLB may allow Ally Bank to encumber elsewhere any assets not needed to collateralize existing FHLB advances.

Cash Flows

Net cash provided by operating activities was $7.4 billion for the three months ended March 31, 2010, compared to net cash used in operating activities of $1.7 billion for the same period in 2009. The increase in net cash provided by operating activities resulted primarily from a shift in net cash flows associated with the origination and purchase of certain mortgage and automotive loans held-for-sale and the cash proceeds from the sales of and principal repayments of such loans. During the three months ended March 31, 2010, the net cash inflow from originations and purchases of new mortgage and automotive loans held-for-sale exceeded cash outflows from repayments and sales by $5.6 billion. These activities resulted in a net cash outflow of $3.9 billion for the three months ended March 31, 2009. This was largely attributable to a surge in mortgage refinancing activity in 2009 in response to actions taken by the Federal Reserve to lower interest rates during the last nine months of 2008. Cash inflows from repayments and sales have outpaced cash outflows for new loans in 2010 as a result of new auto loan originations being directed toward the held-for-investment loan category, as opposed to being classified as held-for-sale, and a continued weak U.S. housing market, which has hindered our ability to originate new mortgage loans at the same pace as sales and repayment activity.

Net cash used in investing activities was $69 million for the three months ended March 31, 2010, compared to net cash provided of $6.4 billion for the same period in 2009. Considering the impact of sales activity, net cash flows associated with finance receivables and loans, including notes receivable from GM, decreased $7.5 billion during the three months ended March 31, 2010. Cash from investing activities also decreased an additional $526 million due to the disposal of the U.S. consumer property and casualty insurance business. These decreases were partially offset by an increase in cash received from sales and maturities of available-for-sale investment securities, net of purchases, of $1.2 billion during the three months ended March 31, 2010, compared to the same period in 2009. Cash flows from operating lease activity were essentially unchanged for the first three months ended March 31, 2010, compared to the same period in 2009.

Net cash used in financing activities for the three months ended March 31, 2010, totaled $8.4 billion, compared to $7.1 billion for the same period in 2009. Proceeds from the issuance of long-term debt increased $7.0 billion during the three months ended March 31, 2010, while cash used to repay debt increased $3.7 billion, as the company moved to restructure the maturity profile of the debt portfolio. These actions also included the exchange of approximately $0.4 billion of debt in a private transaction. Cash used to settle short-term debt obligations increased $1.0 billion during the three months ended March 31, 2010, compared to 2009, and cash provided by bank deposits also decreased by $1.9 billion in 2010, compared to 2009.

Regulatory Capital

Refer to Note 14 to the Notes to Condensed Consolidated Financial Statements.

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

Off-balance Sheet Arrangements

We use off-balance sheet entities as part of our operating and funding activities. The arrangements include the use of variable interest entities (VIEs) for securitization transactions, mortgage warehouse facilities, and other funding programs. The majority of our off-balance sheet arrangements consist of securitization structures that we believe to be similar to those used by many other financial service companies.

The following summarizes the type and amount of loans held by the securitization trusts in transactions that qualified for off-balance sheet treatment.

($ in billions)	March 31, 2010	December 31, 2009
Retail finance receivables	$—	$7.5
Mortgage loans (a)	83.8	99.6

Total off-balance sheet activities	$83.8	$107.1

(a)	Excludes $192 million and $237 million of delinquent loans held by securitization trusts as of March 31, 2010, and December 31, 2009, respectively, that we have the option to repurchase as they are included in consumer finance receivables and loans and mortgages held-for-sale.

Critical Accounting Estimates

We have identified critical accounting estimates that, as a result of judgments, uncertainties, uniqueness, and complexities of the underlying accounting standards and operations involved could result in material changes to our financial condition, results of operations, or cash flows under different conditions or using different assumptions.

Our most critical accounting estimates are:

•	Fair value measurements

•	Valuation of securities

•	Valuation of loans held-for-sale

•	Allowance for loan losses

•	Valuation of automotive lease residuals

•	Valuation of mortgage servicing rights

•	Goodwill

•	Determination of reserves for insurance losses and loss adjustment expenses

•	Determination of provision for income taxes

There have been no significant changes in the methodologies and processes used in developing these estimates from what was described in our 2009 Annual Report on Form 10-K; however, the valuation of interests in securitized assets is no longer considered a critical accounting estimate as of January 1, 2010, due to the adoption of Accounting Standards Update (ASU) 2009-16, Accounting for Transfers of Financial Assets and ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. The adoption resulted in the removal of certain retained interests because we were required under the new standards to consolidate the assets and liabilities of the related securitization structures. We now reflect our economic interest in these structures primarily through loans and secured debt. Refer to Note 1 to the Condensed Consolidated Financial Statements for more information on ASU 2009-16 and ASU 2009-17.

Fair Value of Financial Instruments

We follow the fair value hierarchy set forth in Note 18 to the Condensed Consolidated Financial Statements to prioritize the data used to measure fair value. We review and modify, as necessary, our fair value hierarchy classifications on a quarterly basis. As such, there may be reclassifications between hierarchy levels.

As of March 31, 2010, approximately 16% of total assets ($28.1 billion) and approximately 3% of total liabilities ($4.1 billion) were recorded at fair value on either a recurring or a nonrecurring basis. Level 3 inputs were used to calculate the fair value of approximately 36% and 64% of these assets and liabilities, respectively. See Note 18 to the Condensed Consolidated Financial Statements for descriptions of valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models, and significant assumptions utilized.

A large percentage of our fair value assets and liabilities are Level 3. While we execute various hedging strategies to mitigate our exposure to changes in fair value, we cannot fully eliminate our exposure to volatility caused by fluctuations in market prices. In recent years, the credit markets across the globe have experienced dislocation. Market demand for asset-backed securities, particularly those backed by mortgage assets, has significantly contracted and in many markets has virtually disappeared. Further, market demand by whole-loan purchasers has also contracted. These unprecedented market conditions have adversely affected us as well as our competitors. As the market conditions continue, our assets and liabilities are subject to valuation adjustment and changes in the inputs we utilize to measure fair value.

As of March 31, 2010, our Level 3 assets declined 26%, or $3.6 billion, and our Level 3 liabilities increased 63%, or $1.0 billion, compared to December 31, 2009. The decline in Level 3 assets was primarily due to the $3.6 billion decline in loans held-for-sale measured at fair value on a nonrecurring basis as of March 31, 2010, compared to December 31, 2009. During 2009, we reclassified mortgage loans with an unpaid principal balance of $8.5 billion from finance receivables and loans, net of unearned income, to loans held-for-sale because we changed our intent to hold these loans for the foreseeable future. As a result, we recognized a valuation loss of approximately $3.4 billion during 2009 when we adjusted these loans from their cost basis to their fair value. The valuation adjustments recognized in 2010 were not as significant. A partial offset to the overall decrease in the Level 3 assets was a $1.3 billion increase in consumer finance receivables and loans carried at fair value on a recurring basis because of a fair value option election. The increase in the consumer loans was primarily related to the implementation of ASU 2009-17. The implementation required several of our securitization structures previously held off-balance sheet to be consolidated as of January 1, 2010. Upon consolidation, we elected the fair value option for the consumer finance receivables and loans, as well as the related debt. The election made to the related debt was the primary reason the Level 3 liabilities increased $1.0 billion, compared to December 31, 2009.

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

Statistical Table

The accompanying supplemental information should be read in conjunction with the more detailed information, including our Condensed Consolidated Financial Statements and the notes thereto, which appear elsewhere in this Quarterly Report.

Net Interest Margin Table

The following table presents an analysis of net interest margin for the periods shown.

	2010			2009
Three months ended March 31, ($ in millions)	Average balance (a)	Interest income/ interest expense	Yield/rate (annualized)	Average balance (a)	Interest income/ interest expense	Yield/rate (annualized)
Assets
Interest bearing cash and cash equivalents	$13,462	$15	0.45%	$14,692	$44	1.21%
Trading securities	303	1	1.34	1,264	23	7.38
Investment securities (b)	11,590	97	3.39	6,062	57	3.81
Loans held-for-sale	16,861	224	5.39	8,673	94	4.40
Finance receivables and loans, net of unearned income (c) (d)	85,259	1,657	7.88	98,145	1,789	7.39
Investment in operating leases, net (e)	14,883	507	13.82	24,918	546	8.89

Total interest earning assets	142,358	2,501	7.12	153,754	2,553	6.73
Noninterest bearing cash and cash equivalents	1,359			1,325
Other assets	36,882			33,038
Allowance for loan losses	(2,560)			(3,497)

Total assets	$178,039			$184,620

Liabilities
Interest bearing deposit liabilities	$30,452	$158	2.10%	$20,053	$177	3.58%
Short-term borrowings	7,741	117	6.13	9,999	161	6.53
Long-term debt (f)	89,861	1,485	6.70	109,081	1,738	6.46

Total interest bearing liabilities	128,054	1,760	5.57	139,133	2,076	6.05
Noninterest bearing deposit liabilities	1,769			1,707
Other liabilities	27,540			21,192

Total liabilities	157,363			162,032
Total equity	20,676			22,588

Total liabilities and equity	$178,039			$184,620

Net financing revenue		$741			$477
Net interest spread (g)			1.55%			0.68%
Yield on interest earning assets (h)			2.11%			1.26%

(a)	The 2010 average balances are calculated using a combination of monthly and daily average methodologies. The 2009 average balances are calculated using a monthly average methodology.
(b)	Excludes income on equity investments of $3 million as of March 31, 2010, and loss on equity investments of less than $1 million as of March 31, 2009. Yields on available-for-sale debt securities are based on fair value as opposed to historical cost.
(c)	Nonperforming finance receivables and loans are included in the average balances. For information on our accounting policies regarding nonperforming status refer to Note 1 to the Consolidated Financial Statements in our 2009 Annual Report on Form 10-K.
(d)	Includes other interest income of $4 million and $29 million as of March 31, 2010 and 2009, respectively.
(e)	Includes gains on sale of $188 million and $40 million as of March 31, 2010 and 2009, respectively. Excluding these gains on sale, the annualized yield would be 8.69% and 8.24% as of March 31, 2010 and 2009, respectively.
(f)	Includes the effects of derivative financial instruments designated as hedges.
(g)	Net interest spread represents the difference between the rate on total interest earning assets and the rate on total interest bearing liabilities.
(h)	Yield on interest earning assets represents net financing revenue as a percentage of total interest earning assets.

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

While these statements represent our current judgment on what the future may hold and we believe these judgments are reasonable, these statements are not guarantees of any events or financial results, and GMAC’s actual results may differ materially due to numerous important factors that are described in the most recent reports on SEC Forms 10-K and 10-Q for GMAC, each of which may be revised or supplemented in subsequent reports on SEC Forms 10-Q and 8-K. Such factors include, among others, the following: uncertainty of GMAC’s ability to enter into transactions or execute strategic alternatives to realize the value of its Residential Capital, LLC (ResCap) operations; our inability to repay our outstanding obligations to the U.S. Department of the Treasury or to do so in a timely fashion and without disruption to our business; our inability to successfully accommodate the additional risk exposure relating to providing wholesale and retail financing to Chrysler dealers and customers and the resulting impact to our financial stability; uncertainty related to Chrysler’s and GM’s recent exits from bankruptcy; uncertainty related to the new financing arrangement between GMAC and Chrysler; securing low cost funding for GMAC and ResCap and maintaining the mutually beneficial relationship between GMAC and GM, and GMAC and Chrysler; our ability to maintain an appropriate level of debt and capital; the profitability and financial condition of GM and Chrysler; our ability to realize the anticipated benefits associated with our recent conversion to a bank holding company and the increased regulation and restrictions that we are now subject to; continued challenges in the residential mortgage and capital markets; the potential for deterioration in the residual value of off-lease vehicles; the continuing negative impact on ResCap of the decline in the U.S. housing market; changes in U.S. government-sponsored mortgage programs or disruptions in the markets in which our mortgage subsidiaries operate; disruptions in the market in which we fund GMAC’s and ResCap’s operations with resulting negative impact on our liquidity; changes in our accounting assumptions that may require or that result from changes in the accounting rules or their application, which could result in an impact on earnings; changes in the credit ratings of ResCap, GMAC, Chrysler, or GM; changes in economic conditions, currency exchange rates, or political stability in the markets in which we operate; and changes in the existing or the adoption of new laws, regulations, policies, or other activities of governments, agencies, and similar organizations. GMAC undertakes no obligation to update publicly or otherwise revise any forward-looking statements whether as a result of new information, future events, or other such factors that affect the subject of these statements, except where expressly required by law.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Refer to the Market Risk section of Item 2, Management’s Discussion and Analysis.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), designed to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized, and reported within the specified time periods. As of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures. Based on our evaluation, GMAC’s Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures were effective as of March 31, 2010.

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within GMAC have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Item 1A. Risk Factors

There have been no material changes to the Risk Factors described in our 2009 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed on the accompanying Index of Exhibits are filed as a part of this report. This Index is incorporated herein by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 7th day of May 2010.

GMAC Inc. (Registrant)

/s/ JAMES G. MACKEY
James G. Mackey Interim Chief Financial Officer

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

Exhibit	Description	Method of Filing
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith.