Form 10-Q
period 2010-06-30
Ally Financial Inc.
filed 2010-08-06
CIK 40729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to                         .

Commission file number: 1-3754

ALLY FINANCIAL INC.

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

Yes ☐                    No ☑

At August 5, 2010, the number of shares outstanding of the Registrant’s common stock was 799,120 shares.

ALLY FINANCIAL INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ALLY FINANCIAL INC.

CONSOLIDATED STATEMENT OF INCOME (unaudited)

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2010	2009	2010	2009
Financing revenue and other interest income
Finance receivables and loans
Consumer	$1,128	$1,175	$2,258	$2,408
Commercial	456	434	891	852
Notes receivable from General Motors	40	47	95	89

Total finance receivables and loans	1,624	1,656	3,244	3,349
Loans held-for-sale	156	84	371	168
Interest on trading securities	6	34	7	57
Interest and dividends on available-for-sale investment securities	91	55	191	113
Interest bearing cash	18	27	32	69
Other interest income, net	(4)	30	—	55
Operating leases	1,011	1,503	2,174	3,105

Total financing revenue and other interest income	2,902	3,389	6,019	6,916
Interest expense
Interest on deposits	155	179	313	357
Interest on short-term borrowings	100	182	212	343
Interest on long-term debt	1,409	1,579	2,844	3,236

Total interest expense	1,664	1,940	3,369	3,936
Depreciation expense on operating lease assets	526	1,056	1,182	2,113

Net financing revenue	712	393	1,468	867
Other revenue
Servicing fees	384	393	769	797
Servicing asset valuation and hedge activities, net	(21)	(225)	(154)	(577)

Total servicing income, net	363	168	615	220
Insurance premiums and service revenue earned	477	496	945	991
Gain on mortgage and automotive loans, net	266	206	537	489
(Loss) gain on extinguishment of debt	(3)	13	(121)	657
Other gain on investments, net	95	97	235	83
Other income, net of losses	190	(113)	275	(323)

Total other revenue	1,388	867	2,486	2,117
Total net revenue	2,100	1,260	3,954	2,984
Provision for loan losses	220	1,117	366	1,863
Noninterest expense
Compensation and benefits expense	388	389	815	754
Insurance losses and loss adjustment expenses	224	261	435	546
Other operating expenses	822	1,076	1,711	2,081

Total noninterest expense	1,434	1,726	2,961	3,381
Income (loss) from continuing operations before income tax expense	446	(1,583)	627	(2,260)
Income tax expense from continuing operations	33	1,096	69	972

Net income (loss) from continuing operations	413	(2,679)	558	(3,232)

Income (loss) from discontinued operations, net of tax	152	(1,224)	169	(1,346)

Net income (loss)	$565	$(3,903)	$727	$(4,578)

The Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

ALLY FINANCIAL INC.

CONSOLIDATED BALANCE SHEET (unaudited)

($ in millions)	June 30, 2010	December 31, 2009
Assets
Cash and cash equivalents
Noninterest bearing	$820	$1,840
Interest bearing	13,528	12,948

Total cash and cash equivalents	14,348	14,788
Trading securities	209	739
Investment securities
Available-for-sale	12,710	12,155
Held-to-maturity	—	3

Total investment securities	12,710	12,158
Loans held-for-sale ($4,167 and $5,545 fair value elected)	10,382	20,625
Finance receivables and loans, net of unearned income
Consumer ($2,345 and $1,303 fair value elected)	55,346	42,849
Commercial	37,005	33,941
Notes receivable from General Motors	365	911
Allowance for loan losses	(2,377)	(2,445)

Total finance receivables and loans, net	90,339	75,256
Investment in operating leases, net	11,895	15,995
Mortgage servicing rights	2,983	3,554
Premiums receivable and other insurance assets	2,251	2,720
Other assets	19,646	19,887
Assets of operations held-for-sale ($8,398 fair value elected at June 30, 2010)	12,039	6,584

Total assets	$176,802	$172,306

Liabilities
Deposit liabilities
Noninterest bearing	$2,276	$1,755
Interest bearing	32,938	30,001

Total deposit liabilities	35,214	31,756
Debt
Short-term borrowings	7,054	10,292
Long-term debt ($2,178 and $1,293 fair value elected)	85,205	88,021

Total debt	92,259	98,313
Interest payable	1,692	1,637
Unearned insurance premiums and service revenue	2,990	3,192
Reserves for insurance losses and loss adjustment expenses	962	1,215
Accrued expenses and other liabilities	11,575	10,456
Liabilities of operations held-for-sale ($7,857 fair value elected at June 30, 2010)	11,337	4,898

Total liabilities	156,029	151,467
Equity
Common stock and paid-in capital	13,829	13,829
Preferred stock held by U.S. Department of Treasury	10,893	10,893
Preferred stock	1,287	1,287
Accumulated deficit	(5,421)	(5,630)
Accumulated other comprehensive income	185	460

Total equity	20,773	20,839

Total liabilities and equity	$176,802	$172,306

ALLY FINANCIAL INC.

CONSOLIDATED BALANCE SHEET (unaudited)

The assets of consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities and the liabilities of these entities for which creditors (or beneficial interest holders) do not have recourse to our general credit at June 30, 2010, were as follows.

($ in millions)
Assets
Cash and cash equivalents
Noninterest bearing	$3
Loans held-for-sale	92
Finance receivables and loans, net of unearned income
Consumer ($2,345 fair value elected)	19,910
Commercial	12,418
Allowance for loan losses	(347)

Total finance receivables and loans, net	31,981
Investment in operating leases, net	3,364
Other assets	4,304
Assets of operations held-for-sale	10,481

Total assets	$50,225

Liabilities
Debt
Short-term borrowings	$1,610
Long-term debt ($2,178 fair value elected)	26,654

Total debt	28,264
Interest payable	28
Accrued expenses and other liabilities	608
Liabilities of operations held-for-sale	10,547

Total liabilities	$39,447

The Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

ALLY FINANCIAL INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited)

Six Months Ended June 30, 2010 and 2009

($ in millions)	Members’ interests	Preferred interests held by U.S. Department of Treasury	Preferred interests	Retained earnings	Accumulated other comprehensive (loss) income	Total equity	Comprehensive (loss) income
Balance at January 1, 2009	$9,670	$5,000	$1,287	$6,286	$(389)	$21,854
Capital contributions (a)	1,247					1,247
Net loss				(4,578)		(4,578)	$(4,578)
Preferred interests dividends paid to the U.S. Department of Treasury				(160)		(160)
Preferred interests dividends				(195)		(195)
Dividends to members (a)				(119)		(119)
Issuance of preferred interests held by U.S. Department of Treasury		7,500				7,500
Other comprehensive income					497	497	497

Balance at June 30, 2009, before conversion from limited liability company to a corporation (b)	$10,917	$12,500	$1,287	$1,234	$108	$26,046	$(4,081)

($ in millions)	Common stock and paid-in capital	Preferred stock held by U.S. Department of Treasury	Preferred stock	Retained earnings	Accumulated other comprehensive income	Total equity	Comprehensive loss
Balance at June 30, 2009, after conversion from limited liability company to a corporation	$10,917	$12,500	$1,287	$1,234	$108	$26,046	$(4,081)

ALLY FINANCIAL INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited)

Six Months Ended June 30, 2010 and 2009

($ in millions)	Common stock and paid-in capital	Preferred stock held by U.S. Department of Treasury	Preferred stock	Accumulated deficit	Accumulated other comprehensive income	Total equity	Comprehensive income (loss)
Balance at January 1, 2010, before cumulative effect of adjustments	$13,829	$10,893	$1,287	$(5,630)	$460	$20,839
Cumulative effect of a change in accounting principle, net of tax (c)				(57)	4	(53)

Balance at January 1, 2010, after cumulative effect of adjustments	$13,829	$10,893	$1,287	$(5,687)	$464	$20,786
Net income				727		727	$727
Preferred stock dividends paid to the U.S. Department of Treasury				(386)		(386)
Preferred stock dividends (a)				(142)		(142)
Dividends to shareholders (a)				(7)		(7)
Other comprehensive loss					(279)	(279)	(279)
Other (d)				74		74

Balance at June 30, 2010	$13,829	$10,893	$1,287	$(5,421)	$185	$20,773	$448

(a)	Refer to Note 17 to the Consolidated Financial Statements for further details.
(b)	Effective June 30, 2009, we converted from a Delaware limited liability company into a Delaware corporation. Each unit of each class of common membership interest issued and outstanding immediately prior to the conversion was converted into an equivalent number of shares of common stock with substantially the same rights and preferences as the common membership interests. Upon conversion, holders of our preferred membership interests also received an equivalent number of preferred stock with substantially the same rights and preferences as the former preferred membership interests.
(c)	Cumulative effect of change in accounting principle, net of tax, due to adoption of ASU 2009-16, Accounting for Transfers of Financial Assets, and ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. Refer to Note 1 for additional information.
(d)	Represents a reduction of the estimated payment accrued for tax distributions as a result of the completion of the GMAC LLC U.S. Return of Partnership Income for the tax period January 1, 2009, through June 30, 2009.

The Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

ALLY FINANCIAL INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

Six months ended June 30, ($ in millions)	2010	2009
Operating activities
Net income (loss)	$727	$(4,578)
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,249	3,302
Impairment of goodwill and other intangible assets	—	607
Other impairment	16	—
Amortization and valuation adjustments of mortgage servicing rights	944	(303)
Provision for loan losses	382	2,007
(Gain) loss on sale of loans, net	(559)	154
Net (gain) loss on investment securities	(256)	55
Loss (gain) on extinguishment of debt	116	(657)
Originations and purchases of loans held-for-sale	(27,600)	(44,399)
Proceeds from sales and repayments of loans held-for-sale	35,564	40,248
Net change in:
Trading securities	(28)	698
Deferred income taxes	(198)	1,115
Interest payable	61	179
Other assets	1,322	1,514
Other liabilities	375	673
Other, net	(1,532)	1,666

Net cash provided by operating activities	11,583	2,281

Investing activities
Purchases of available-for-sale securities	(11,994)	(8,080)
Proceeds from sales of available-for-sale securities	9,854	2,722
Proceeds from maturities of available-for-sale securities	2,535	2,125
Net (increase) decrease in finance receivables and loans	(8,291)	9,608
Proceeds from sales of finance receivables and loans	2,362	462
Change in notes receivable from GM	116	647
Purchases of operating lease assets	(1,491)	(302)
Disposals of operating lease assets	4,435	3,418
(Purchases) sales of mortgage servicing rights, net	(21)	13
Sale of business unit, net (a)	(12)	82
Other, net	1,699	(484)

Net cash (used in) provided by investing activities	(808)	10,211

ALLY FINANCIAL INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

Six months ended June 30, ($ in millions)	2010	2009
Financing activities
Net change in short-term debt	(3,827)	(1,762)
Net increase in bank deposits	2,720	5,460
Proceeds from issuance of long-term debt	20,996	14,813
Repayments of long-term debt	(32,307)	(36,517)
Proceeds from issuance of preferred interests held by U.S. Department of Treasury	—	7,500
Proceeds from issuance of common members’ interests	—	1,247
Dividends paid	(532)	(448)
Other, net	773	851

Net cash used in financing activities	(12,177)	(8,856)
Effect of exchange-rate changes on cash and cash equivalents	619	(132)

Net (decrease) increase in cash and cash equivalents	(783)	3,504
Adjustment for change in cash and cash equivalents of operations held-for-sale (a) (b)	343	—
Cash and cash equivalents at beginning of year	14,788	15,151

Cash and cash equivalents at June 30,	$14,348	$18,655

Supplemental disclosures
Cash paid for:
Interest	$3,209	$4,057
Income taxes	306	247
Noncash items:
Increase in finance receivables and loans due to a change in accounting principle (c)	17,990	—
Increase in long-term debt due to a change in accounting principle (c)	17,054	—
Loans held-for-sale transferred to finance receivables and loans	27	771
Finance receivables and loans transferred to loans-held-for sale	40	1,297
Finance receivables and loans transferred to other assets	125	255
Originations of mortgage servicing rights from sold loans	94	189
Other disclosures:
Proceeds from sales and repayments of mortgage loans held-for-investment originally designated as held-for-sale	249	328
Proceeds from sales of repossessed, foreclosed, and owned real estate	317	590
Consolidation of loans, net	—	1,410
Consolidation of collateralized borrowings	—	1,184

(a)	Net of cash and cash equivalents of $745 million of the business unit at the time of disposition.
(b)	Cash flows of operations held-for-sale are reflected within operating, investing, and financing activities in the Consolidated Statement of Cash Flows. The cash balance of these operations are reported as assets of operations held-for-sale on the Consolidated Balance Sheet.
(c)	Relates to the adoption of ASU 2009-16, Accounting for Transfers of Financial Assets, and ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. Refer to Note 1 for additional information.

The Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

ALLY FINANCIAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Description of Business, Basis of Presentation, and Changes in Significant Accounting Policies

Ally Financial Inc. (formerly GMAC Inc. and referred to herein as Ally, we, our, or us) is one of the world’s largest automotive financial services companies. On December 24, 2008, we became a bank holding company under the Bank Holding Company Act of 1956, as amended (the BHC Act). Our primary banking subsidiary is Ally Bank, which is an indirect wholly owned subsidiary of Ally Financial Inc.

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

The Consolidated Financial Statements as of June 30, 2010, and for the three months and six months ended June 30, 2010 and 2009, are unaudited but reflect all adjustments that are, in management’s opinion, necessary for the fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements (and the related notes) included in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the U.S. Securities and Exchange Commission.

Residential Capital, LLC

Residential Capital, LLC (ResCap), one of our mortgage subsidiaries, was negatively impacted by the events and conditions in the mortgage banking industry and the broader economy. The market deterioration led to fewer sources of, and significantly reduced levels of, liquidity available to finance ResCap’s operations. ResCap is highly leveraged relative to its cash flow and previously recognized credit and valuation losses resulting in a significant deterioration in capital. ResCap’s consolidated tangible net worth, as defined, was $793 million as of June 30, 2010, and ResCap remained in compliance with all of its consolidated tangible net worth covenants. For this purpose, consolidated tangible net worth is defined as ResCap’s consolidated equity excluding intangible assets. There continues to be a risk that ResCap will not be able to meet its debt service obligations, will default on its financial debt covenants due to insufficient capital, and/or will be in a negative liquidity position in 2010 or future periods.

ResCap actively manages its liquidity and capital positions and is continually working on initiatives to address its debt covenant compliance and liquidity needs including debt maturing in the next twelve months and other risks and uncertainties. ResCap’s initiatives include, but are not limited to, the following: continuing to work with key credit providers to optimize all available liquidity options; continued reduction of assets and other restructuring activities; focusing production on government and prime conforming products; exploring strategic alternatives such as alliances, joint ventures, and other transactions with third parties; and continued exploration of opportunities for funding and capital support from Ally and its affiliates. The outcomes of most of these initiatives are to a great extent outside of ResCap’s control resulting in increased uncertainty as to their successful execution.

On December 30, 2009, we announced that as a result of our ongoing strategic review of how to best deploy Ally’s current and future capital liquidity, we decided to pursue strategic alternatives with respect to ResCap. These alternatives being considered include one or more sales, spin-offs, or other potential transactions. The timing and form of execution of any such transactions will depend on market conditions.

Coincident with this announcement, ResCap announced in 2009 its decision to commit to a plan to sell its U.K. and continental Europe platforms. On April 12, 2010, we reached agreements to sell our mortgage assets and businesses in the United Kingdom and continental Europe. We classified the U.K. and continental Europe operations as held-for-sale during the three months ended December 31, 2009. Refer to Note 2 for additional information.

In the future, Ally and ResCap may take additional actions with respect to ResCap as each party deems appropriate. These actions may include Ally providing or declining to provide additional liquidity and capital support for ResCap;

ALLY FINANCIAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

refinancing or restructuring some or all of ResCap’s existing debt; the purchase or sale of ResCap debt securities in the public or private markets for cash or other consideration; entering into derivative or other hedging or similar transactions with respect to ResCap or its debt securities; Ally purchasing assets from ResCap; or undertaking corporate transactions such as a tender offer or exchange offer for some or all of ResCap’s outstanding debt securities, a merger, sale, asset sales, consolidation, spin-off, distribution, or other business combination or reorganization or similar action with respect to all or part of ResCap and/or its affiliates. In this context, Ally and ResCap typically consider a number of factors to the extent applicable and appropriate including, without limitation, the financial condition, results of operations, and prospects of Ally and ResCap; ResCap’s ability to obtain third-party financing; tax considerations; the current and anticipated future trading price levels of ResCap’s debt instruments; conditions in the mortgage banking industry and general economic conditions; other investment and business opportunities available to Ally and/or ResCap; and any nonpublic information that ResCap may possess or that Ally receives from ResCap.

ResCap remains heavily dependent on Ally and its affiliates for funding and capital support, and there can be no assurance that Ally or its affiliates will continue such actions or that Ally will be successful in executing one or more sales, spin-offs, or other potential transactions with respect to ResCap.

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

Ally has extensive financing and hedging arrangements with ResCap that could be at risk of nonpayment if ResCap were to file for bankruptcy. As of June 30, 2010, we had approximately $2.2 billion in secured financing arrangements with ResCap of which approximately $1.4 billion in loans was utilized. Amounts outstanding under the secured financing and hedging arrangements fluctuate. If ResCap were to file for bankruptcy, ResCap’s repayments of its financing facilities, including those with us, could be slower. In addition, we could be an unsecured creditor of ResCap to the extent that the proceeds from the sale of our collateral are insufficient to repay ResCap’s obligations to us. It is possible that other ResCap creditors would seek to recharacterize our loans to ResCap as equity contributions or to seek equitable subordination of our claims so that the claims of other creditors would have priority over our claims. In addition, should ResCap file for bankruptcy, our $793 million investment related to ResCap’s equity position would likely be reduced to zero. If a ResCap bankruptcy were to occur and a substantial amount of our credit exposure is not repaid to us, it would have an adverse impact on our near-term net income and capital position, but we do not believe it would have a materially adverse impact on Ally’s consolidated financial position over the longer term.

Corporate Conversion

Effective June 30, 2009, we converted (the Conversion) from a Delaware limited liability company to a Delaware corporation pursuant to Section 18-216 of the Delaware Limited Liability Company Act and Section 265 of the Delaware General Corporation Law. In connection with the Conversion, each unit of each class of common and preferred membership interests issued and outstanding immediately prior to the Conversion was converted into shares of capital stock with substantially the same rights and preferences as such membership interests. Refer to Note 16 for additional information regarding the tax impact of the conversion.

Recently Adopted Accounting Standards

Accounting for Transfers of Financial Assets (ASU 2009-16)

As of January 1, 2010, we adopted ASU 2009-16 (formerly SFAS No. 166), which amended Accounting Standards Codification (ASC) Topic 860, Transfers and Servicing. This standard removed the concept of a qualifying special-purpose entity (QSPE) and created more stringent conditions for reporting a sale when a portion of a financial asset is transferred. To determine if a transfer is to be accounted for as a sale, the transferor must assess whether the transferor and all of the entities included in the transferor’s consolidated financial statements surrendered control of the assets. For partial asset transfers, the transferred portion must represent a pro rata component of the entire asset with no form of subordination. This standard is applied prospectively for transfers that occur on or after the effective date; however, the elimination of the QSPE concept required us to retrospectively assess all current off-balance sheet QSPE structures for consolidation under ASC Topic 810,

ALLY FINANCIAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Consolidation, and record a cumulative-effect adjustment to retained earnings for any consolidation change. Retrospective application of ASU 2009-16, specifically the QSPE removal, was assessed as part of the analysis required by ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. Refer to the section below for further information related to ASU 2009-17.

Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (ASU 2009-17)

As of January 1, 2010, we adopted ASU 2009-17 (formerly SFAS No. 167), which amended ASC Topic 810, Consolidation. This standard addresses the primary beneficiary assessment criteria for determining whether an entity is required to consolidate a variable interest entity (VIE). This standard requires an entity to determine whether it is the primary beneficiary by performing a qualitative assessment rather than using the quantitative-based model that was required under the previous accounting guidance. The qualitative assessment consists of determining whether the entity has both the power to direct the activities that most significantly impact the VIE’s economic performance and the right to receive benefits or obligation to absorb losses that could potentially be significant to the VIE. As a result of the implementation of ASU 2009-16 and ASU 2009-17, several of our securitization structures previously held off-balance sheet were recognized as consolidated entities resulting in a day-one increase of $17.6 billion to assets and liabilities on our Consolidated Balance Sheet ($10.1 billion of the increase related to operations classified as held-for-sale). As part of the day-one entry, there was an immaterial adjustment to our opening equity balance.

Expanded Disclosures about Fair Value Measurements (ASU 2010-06)

As of March 31, 2010, we adopted the majority of ASU 2010-06, which amends ASC Topic 820, Fair Value Measurements. The ASU requires fair value disclosures for each asset and liability class, disclosures related to inputs and valuation methods for measurements that use Level 2 or Level 3 inputs, disclosures of significant transfers between Levels 1 and 2, and the gross presentation of significant transfers into or out of Level 3 within the Level 3 rollforward. The ASU also requires the gross presentation of purchases, sales, issuances, and settlements within the Level 3 rollforward; however, this specific requirement will be effective for us during the three months ended March 31, 2011. The disclosure requirement by class is a higher level of disaggregation compared to the previous requirement, which was based on the major asset or liability category. While the adoption of ASU 2010-06 expanded our disclosures related to fair value measurements, it did not modify the accounting treatment or measurement of items at fair value and, as such, did not have a material impact on our financial statements.

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

Derivatives and Hedging – Scope Exception Related to Embedded Credit Derivatives (ASU 2010-11)

In March 2010, the FASB issued ASU 2010-11, which clarifies that the transfer of credit risk that is only in the form of subordination of one financial instrument to another financial instrument (such as the subordination of one beneficial interest to another tranche of a securitization) is an embedded derivative feature. The embedded derivative feature should not be subject to potential bifurcation or separate accounting under ASC 815, Derivatives and Hedging. In addition, the ASU provides guidance on whether other embedded credit derivatives in financial instruments are subject to bifurcation and separate accounting. ASU 2010-11 will be effective for us on July 1, 2010, and we do not expect the adoption to have a material impact on our consolidated financial condition or results of operation.

ALLY FINANCIAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (ASU 2010-20)

In July 2010, the FASB issued ASU 2010-20, which requires expanded disclosures related to the credit quality of finance receivables and loans. This disclosure will be effective for us during the December 31, 2010, reporting period. The ASU also requires a rollforward of the allowance for loan losses for each reporting period, which will be effective for us during the March 31, 2011, reporting period. Since the guidance relates only to disclosures, adoption will not have a material effect on our consolidated financial condition or results of operation.

2.	Discontinued and Held-for-sale Operations

Discontinued Operations

During 2009, we committed to sell certain operations of ResCap’s International Business Group (IBG). These operations include residential mortgage loan origination, acquisition, servicing, asset management, sale, and securitizations in the United Kingdom and continental Europe (the Netherlands and Germany). During the three months ended June 30, 2010, we classified the U.K. operations as discontinued. The continental Europe operations met the discontinued operations criteria during the three months ended December 31, 2009. We expect to complete the sale of these operations during 2010.

During 2009, we committed to sell the U.S. consumer property and casualty insurance business of our Insurance operations. These operations provided vehicle and home insurance in the United States through a number of distribution channels including independent agents, affinity groups, and the internet. The sale of our U.S. consumer property and casualty insurance business was completed during the first quarter of 2010. Additionally, during 2009, we committed to sell the U.K. consumer property and casualty insurance business. We expect to complete the sale during 2010.

During the three months ended June 30, 2010, we ceased to operate at our International Automotive Finance operations in Australia and Russia and classified them as discontinued.

During 2009, we committed to sell certain operations of our International Automotive Finance operations including our Argentina, Poland, and Ecuador operations and our Masterlease operations in Australia, Belgium, France, Italy, Mexico, the Netherlands, Poland, and the United Kingdom. Our Masterlease operations provide full-service individual leasing and fleet leasing products including maintenance, fleet, and accident management services as well as fuel programs, short-term vehicle rental, and title and licensing services. As of December 31, 2009, the sales of the Masterlease operations in Italy, Mexico, and the Netherlands were completed. During the three months ended June 30, 2010, we completed the sale of our Poland operations and our Masterlease operations in Australia, Poland, Belgium, and France. In July 2010, we completed the sale of our Argentina operations. We expect to complete the sale of our Ecuador operations and Masterlease operations in the United Kingdom during 2010.

During 2009, we committed to sell the North American-based factoring business of our Commercial Finance Group. On April 30, 2010, the sale of the North American-based factoring business was completed.

We classified these operations as discontinued operations using generally accepted accounting principles in the United States of America, as the associated operations and cash flows will be eliminated from our ongoing operations and we will not have any significant continuing involvement in their operations after the respective sale transactions. For all periods presented, all of the operating results for these operations were removed from continuing operations and are presented separately as discontinued operations, net of tax. The Notes to the Consolidated Financial Statements were adjusted to exclude discontinued operations unless otherwise noted.

The pretax income or loss recognized through June 30, 2010, for the discontinued operations, including the direct costs to transact a sale, could differ from the ultimate sales price due to the fluidity of ongoing negotiations, price volatility, changing interest rates, changing foreign currency rates, and future economic conditions.

ALLY FINANCIAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Selected financial information of discontinued operations is summarized below.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2010	2009	2010	2009
Select Mortgage operations
Total net revenue (loss)	$16	$(576)	$44	$(586)
Pretax income (loss) including direct costs to transact a sale	89	(638)	102	(770)
Tax (benefit) expense	(9)	1	(8)	—
Select Insurance operations
Total net revenue	$61	$352	$300	$754
Pretax (loss) including direct costs to transact a sale (a)	(6)	(575)	(6)	(552)
Tax (benefit) expense	(5)	11	(1)	14
Select International operations
Total net revenue	$36	$87	$73	$162
Pretax income including direct costs to transact a sale (a)	48	7	58	2
Tax (benefit) expense	(6)	4	1	4
Select Commercial Finance operations
Total net revenue	$3	$8	$11	$15
Pretax (loss) income including direct costs to transact a sale (a)	(3)	(2)	7	(8)
Tax (benefit)	(4)	—	—	—

(a)	Includes certain income tax activity recognized by our Corporate and Other operations.

ALLY FINANCIAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Held-for-sale Operations

All of our discontinued operations were classified as held-for-sale except for our International Automotive Finance operations in Australia and Russia. During the three months ended June 30, 2010, we also classified certain international insurance operations that are part of our Insurance operations as held-for-sale. Since these operations did not qualify as discontinued operations, the results are reflected as a component of continuing operations. No impairment was recognized to present these held-for-sale operations at the lower of cost or fair value less costs to sell. We expect to complete the sale of these insurance operations within the next twelve months. The assets and liabilities held-for-sale at June 30, 2010, are summarized below.

($ in millions)	Select Mortgage operations (a)	Select Insurance operations (b)	Select International operations (c)	Total held-for-sale operations
Assets
Cash and cash equivalents
Noninterest bearing	$63	$14	$49	$126
Interest bearing	339	3	5	347

Total cash and cash equivalents	402	17	54	473
Investment securities — available-for-sale	—	466	—	466
Loans held-for-sale	180	—	—	180
Finance receivables and loans, net of unearned income
Consumer ($8,398 fair value elected)	10,399	—	303	10,702
Allowance for loan losses	(17)	—	(3)	(20)

Total finance receivables and loans, net	10,382	—	300	10,682
Investment in operating leases, net	—	—	369	369
Premiums receivable and other insurance assets	—	154	—	154
Other assets	512	135	43	690
Impairment on assets of held-for-sale operations	(606)	(210)	(159)	(975)

Total assets	$10,870	$562	$607	$12,039

Liabilities
Debt
Short-term borrowings	$—	$—	$38	$38
Long-term debt ($7,857 fair value elected)	9,575	—	169	9,744

Total debt	9,575	—	207	9,782
Interest payable	—	—	2	2
Unearned insurance premiums and service revenue	—	140	—	140
Reserves for insurance losses and loss adjustment expenses	—	358	—	358
Accrued expenses and other liabilities	964	31	60	1,055

Total liabilities	$10,539	$529	$269	$11,337

(a)	Includes operations of ResCap’s International Business Group in continental Europe and in the United Kingdom. Balances include assets and liabilities that were consolidated beginning on January 1, 2010, due to the adoption of ASU 2009-16 and ASU 2009-17. Refer to Note 1 for additional information.
(b)	Includes the U.K. consumer property and casualty insurance business and certain international insurance operations.
(c)	Includes the International Automotive Finance operations of Argentina, Ecuador, and Masterlease in the United Kingdom.

ALLY FINANCIAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The assets and liabilities of held-for-sale operations at December 31, 2009, are summarized below.

($ in millions)	Select Mortgage operations (a)	Select Insurance operations (b)	Select International operations (c)	Select Commercial Finance Group operations (d)	Total held-for-sale operations
Assets
Cash and cash equivalents
Noninterest bearing	$4	$578	$33	$—	$615
Interest bearing	151	—	11	—	162

Total cash and cash equivalents	155	578	44	—	777
Trading securities	36	—	—	—	36
Investment securities — available-for-sale	—	794	—	—	794
Loans held-for-sale	214	—	—	—	214
Finance receivables and loans, net of unearned income
Consumer	2,650	—	400	—	3,050
Commercial	—	—	246	233	479
Notes receivable from General Motors	—	—	14	—	14
Allowance for loan losses	(89)	—	(11)	—	(100)

Total finance receivables and loans, net	2,561	—	649	233	3,443
Investment in operating leases, net	—	—	885	—	885
Mortgage servicing rights	(26)	—	—	—	(26)
Premiums receivable and other insurance assets	—	1,126	—	—	1,126
Other assets	512	176	135	—	823
Impairment on assets of held-for-sale operations	(903)	(231)	(324)	(30)	(1,488)

Total assets	$2,549	$2,443	$1,389	$203	$6,584

Liabilities
Debt
Short-term borrowings	$—	$34	$57	$—	$91
Long-term debt	1,749	—	237	—	1,986

Total debt	1,749	34	294	—	2,077
Interest payable	3	—	1	—	4
Unearned insurance premiums and service revenue	—	517	—	—	517
Reserves for insurance losses and loss adjustment expenses	—	1,471	—	—	1,471
Accrued expenses and other liabilities	430	84	128	187	829

Total liabilities	$2,182	$2,106	$423	$187	$4,898

(a)	Includes the operations of ResCap’s International Business Group in continental Europe and in the United Kingdom.
(b)	Includes the U.S. and U.K. consumer property and casualty insurance businesses.
(c)	Includes the International Automotive Finance operations of Argentina, Ecuador, and Poland and Masterlease in Australia, Belgium, France, Poland, and the United Kingdom.
(d)	Includes the North American-based factoring business of our Commercial Finance Group.

ALLY FINANCIAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Recurring Fair Value

The following tables display the assets and liabilities of our held-for-sale operations measured at fair value on a recurring basis including financial instruments where we elected the fair value option. We often economically hedge the fair value change of our assets or liabilities with derivatives and other financial instruments. The tables below display the hedges separately from the hedged items; therefore, they do not directly display the impact of our risk management activities. Refer to Note 18 for descriptions of valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to these models, and significant assumptions used.

	Recurring fair value measurements
June 30, 2010 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Investment securities
Available-for-sale securities
Debt securities
Foreign government	$323	$—	$—	$323
Other	—	143	—	143

Total debt securities	323	143	—	466
Consumer mortgage finance receivables and loans, net of unearned income (a)	—	—	8,398	8,398
Other assets
Fair value of derivative contracts in receivable position
Interest rate contracts	—	7	—	7
Foreign currency contracts	—	49	—	49

Total fair value of derivative contracts in receivable position	—	56	—	56

Total assets	$323	$199	$8,398	$8,920

Liabilities
Secured debt
On-balance sheet securitization debt (a)	$—	$—	$(7,857)	$(7,857)
Accrued expenses and other liabilities
Fair value of derivative contracts in liability position
Interest rate contracts	—	(774)	—	(774)

Total liabilities	$—	$(774)	$(7,857)	$(8,631)

(a)	Carried at fair value due to fair value option elections.

ALLY FINANCIAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Recurring fair value measurements
December 31, 2009 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Trading securities
Mortgage-backed
Residential	$—	$—	$36	$36

Total trading securities	—	—	36	36
Investment securities
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	243	2	—	245
States and political subdivisions	—	24	—	24
Foreign government	329	—	—	329
Corporate debt securities	—	7	—	7
Other	—	189	—	189

Total debt securities	572	222	—	794
Mortgage servicing rights	—	—	(26)	(26)
Other assets
Interests retained in financial asset sales	—	—	153	153
Fair value of derivative contracts in receivable position
Interest rate contracts	—	60	—	60

Total assets	$572	$282	$163	$1,017

Liabilities
Accrued expenses and other liabilities
Fair value of derivative contracts in liability position
Interest rate contracts	$—	$(40)	$—	$(40)

Total liabilities	$—	$(40)	$—	$(40)

The following tables present the reconciliation for all Level 3 assets and liabilities of our held-for-sale operations measured at fair value on a recurring basis. We often economically hedge the fair value change of our assets or liabilities with derivatives and other financial instruments. The Level 3 items presented below may be hedged by derivatives and other financial instruments that are classified as Level 1 or Level 2. Thus, the following tables do not fully reflect the impact of our risk management activities.

	Level 3 recurring fair value measurements
($ in millions)	Fair value as of April 1, 2010	Net realized/unrealized gains included in earnings (a)	Purchases, issuances, and settlements, net	Fair value as of June 30, 2010	Net unrealized gains included in earnings still held as of June 30, 2010 (a)
Assets
Consumer mortgage finance receivables and loans, net of unearned income (b)	$9,180	$201	$(983)	$8,398	$71

Total assets	$9,180	$201	$(983)	$8,398	$71

Liabilities
Secured debt
On-balance sheet securitization debt (b)	$(8,822)	$59	$906	$(7,857)	$85

Total liabilities	$(8,822)	$59	$906	$(7,857)	$85

(a)	Reported as income (loss) from discontinued operations, net of tax, in the Consolidated Statement of Income.
(b)	Carried at fair value due to fair value option elections.

ALLY FINANCIAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Level 3 recurring fair value measurements
($ in millions)	Fair value as of January 1, 2010	Net realized/unrealized gains included in earnings (a)	Purchases, issuances, and settlements, net	Fair value as of June 30, 2010	Net unrealized gains included in earnings still held as of June 30, 2010 (a)
Assets
Trading securities
Mortgage-backed
Residential	$36	$—	$(36)	$—	$—

Total trading securities	36	—	(36)	—	—
Consumer mortgage finance receivables and loans, net of unearned income (b)	—	415	7,983	8,398	149
Mortgage servicing rights	(26)	—	26	—	—
Other assets
Interests retained in financial asset sales	153	—	(153)	—	—

Total assets	$163	$415	$7,820	$8,398	$149

Liabilities
Secured debt
On-balance sheet securitization debt (b)	$—	$197	$(8,054)	$(7,857)	$255

Total liabilities	$—	$197	$(8,054)	$(7,857)	$255

(a)	Reported as income (loss) from discontinued operations, net of tax, in the Consolidated Statement of Income.
(b)	Carried at fair value due to fair value option elections.

3.	Other Income, Net of Losses

Details of other income, net of losses, were as follows.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2010	2009	2010	2009
Mortgage processing fees and other mortgage income	$41	$9	$94	$15
Remarketing fees	36	38	67	71
Late charges and other administrative fees (a)	35	33	72	72
Full-service leasing fees	13	33	41	64
Other equity method investments	13	4	25	8
Real estate services, net	2	(224)	9	(258)
Fair value adjustment on certain derivatives (b)	(2)	96	(58)	(61)
Change due to fair value option elections, net (c)	(56)	(63)	(129)	(93)
Other, net	108	(39)	154	(141)

Total other income, net of losses	$190	$(113)	$275	$(323)

(a)	Includes nonmortgage securitization fees.
(b)	Refer to Note 15 for a description of derivative instruments and hedging activities.
(c)	Refer to Note 18 for a description of fair value option elections.

ALLY FINANCIAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4.	Other Operating Expenses

Details of other operating expenses were as follows.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2010	2009	2010	2009
Insurance commissions	$150	$155	$296	$314
Technology and communications expense	134	152	273	301
Mortgage representation and warranty expense, net	97	237	146	410
Professional services	63	119	120	205
Advertising and marketing	50	36	74	74
Vehicle remarketing and repossession	48	57	102	105
State and local non-income taxes	36	36	61	55
Lease and loan administration	35	43	66	81
Rent and storage	26	23	51	51
Regulatory and licensing fees	25	29	55	49
Premises and equipment depreciation	20	20	38	44
Restructuring expenses	14	—	56	—
Full-service leasing vehicle maintenance costs	6	32	36	65
Other	118	137	337	327

Total other operating expenses	$822	$1,076	$1,711	$2,081

5.	Trading Securities

The fair value for our portfolio of trading securities by type was as follows.

($ in millions)	June 30, 2010	December 31, 2009
Trading securities
U.S. Treasury	$75	$—
Mortgage-backed
Residential	47	143
Asset-backed	87	596

Total trading securities	$209	$739

ALLY FINANCIAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

6.	Investment Securities

Our portfolio of securities includes bonds, equity securities, asset- and mortgage-backed securities, notes, interests in securitization trusts, and other investments. The cost, fair value, and gross unrealized gains and losses on available-for-sale and held-to-maturity securities were as follows.

	June 30, 2010				December 31, 2009
	Cost	Gross unrealized		Fair value	Cost	Gross unrealized		Fair value
($ in millions)		gains	losses			gains	losses
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$3,982	$51	$—	$4,033	$3,501	$15	$(6)	$3,510
States and political subdivisions	7	—	—	7	779	36	(4)	811
Foreign government	1,195	32	(2)	1,225	1,161	20	(8)	1,173
Mortgage-backed
Residential (a)	3,451	69	(22)	3,498	3,404	76	(19)	3,461
Asset-backed	1,686	15	(1)	1,700	1,000	7	(2)	1,005
Corporate debt	1,252	52	(2)	1,302	1,408	74	(9)	1,473
Other	1	—	—	1	47	—	—	47

Total debt securities (b)	11,574	219	(27)	11,766	11,300	228	(48)	11,480
Equity securities	1,066	1	(123)	944	631	52	(8)	675

Total available-for-sale securities (c)	$12,640	$220	$(150)	$12,710	$11,931	$280	$(56)	$12,155

Held-to-maturity securities
Total held-to-maturity securities	$—	$—	$—	$—	$3	$—	$—	$3

(a)	Residential mortgage-backed securities include agency-backed bonds totaling $2,271 million and $2,248 million at June 30, 2010, and December 31, 2009, respectively.
(b)	In connection with certain borrowings and letters of credit relating to certain assumed reinsurance contracts, $153 million and $164 million of primarily U.K. Treasury securities were pledged as collateral as of June 30, 2010, and December 31, 2009, respectively.
(c)	Certain entities related to our Insurance operations are required to deposit securities with state regulatory authorities. These deposited securities totaled $16 million and $15 million at June 30, 2010, and December 31, 2009, respectively.

The maturity distribution of available-for-sale debt securities outstanding is summarized in the following tables. Prepayments may cause actual maturities to differ from scheduled maturities.

	Total		Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years (a)
June 30, 2010 ($ in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Fair value of available-for-sale debt securities (b)
U.S. Treasury and federal agencies	$4,033	1.5%	$172	0.8%	$3,800	1.5%	$61	3.3%	$—	—%
States and political subdivisions	7	5.9	—	—	3	6.2	—	—	4	5.7
Foreign government	1,225	3.9	87	0.5	925	4.2	213	4.4	—	—
Mortgage-backed
Residential	3,498	4.3	—	—	8	5.3	64	4.5	3,426	4.3
Asset-backed	1,700	2.5	21	4.7	1,197	2.4	360	2.7	122	3.4
Corporate debt	1,302	5.3	91	5.9	622	5.0	542	5.5	47	5.8
Other	1	—	—	—	—	—	—	—	1	—

Total available-for-sale debt securities	$11,766	3.2%	$371	2.2%	$6,555	2.4%	$1,240	4.3%	$3,600	4.2%

Amortized cost of available-for-sale debt securities	$11,574		$370		$6,455		$1,199		$3,550

(a)	Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment options.
(b)	Yields on tax-exempt obligations are computed on a tax-equivalent basis.

ALLY FINANCIAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Total		Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years (a)
December 31, 2009 ($ in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Fair value of available-for-sale debt securities (b)
U.S. Treasury and federal agencies	$3,510	1.9%	$103	1.1%	$3,390	1.9%	$17	4.1%	$—	—%
States and political subdivisions	811	7.0	9	7.0	175	7.2	147	7.0	480	6.9
Foreign government	1,173	3.8	66	1.7	872	3.8	229	4.5	6	5.3
Mortgage-backed
Residential	3,461	6.5	—	—	2	6.5	36	13.0	3,423	6.4
Asset-backed	1,005	2.5	34	5.2	735	2.3	186	2.6	50	3.9
Corporate debt	1,473	5.2	283	3.4	575	5.8	570	5.4	45	6.9
Other	47	3.6	—	—	32	3.4	15	4.0	—	—

Total available-for-sale debt securities	$11,480	4.3%	$495	2.8%	$5,781	2.8%	$1,200	5.2%	$4,004	6.5%

Amortized cost of available-for-sale debt securities	$11,300		$473		$5,728		$1,169		$3,930

(a)	Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment options.
(b)	Yields on tax-exempt obligations are computed on a tax-equivalent basis.

Certain investment securities with an original maturity of 90 days or less are classified as cash equivalents and are composed primarily of money market accounts and short-term securities. The carrying value of cash equivalents approximates fair value. The balance of cash equivalents was $934 million and $1.8 billion at June 30, 2010, and December 31, 2009, respectively.

The following table presents gross gains and losses realized upon the sales of available-for-sale securities and other-than-temporary impairment.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2010	2009	2010	2009
Gross realized gains	$125	$91	$277	$140
Gross realized losses	(13)	(34)	(21)	(63)
Other-than-temporary impairment	(1)	(1)	(1)	(47)

Net realized gains	$111	$56	$255	$30

The following table presents interest and dividends on available-for-sale securities.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2010	2009	2010	2009
Taxable interest	$84	$45	$173	$93
Taxable dividends	4	3	8	3
Interest and dividends exempt from U.S. federal income tax	3	7	10	17

Total interest and dividends	$91	$55	$191	$113

ALLY FINANCIAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The table below summarizes available-for-sale securities in an unrealized loss position in accumulated other comprehensive income. Based on the methodology described below that was applied to these securities, we believe that the unrealized losses relate to factors other than credit losses in the current market environment. As of June 30, 2010, we do not have the intent to sell the debt securities with an unrealized loss position in accumulated other comprehensive income, and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. As of June 30, 2010, we had the ability and intent to hold equity securities with an unrealized loss position in accumulated other comprehensive income. As a result, we believe that the securities with an unrealized loss position in accumulated other comprehensive income are not considered to be other-than-temporarily impaired as of June 30, 2010.

	June 30, 2010				December 31, 2009
	Less than 12 months		12 months or longer		Less than 12 months			12 months or longer
($ in millions)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$3	$—	$—	$—	$1,430	$(6)	$—	$—
States and political subdivisions	—	—	—	—	82	(2)	8	(2)
Foreign government securities	96	(2)	—	—	536	(8)	—	—
Mortgage-backed securities	637	(20)	10	(2)	811	(14)	6	(5)
Asset-backed securities	77	(1)	8	—	202	(1)	22	(1)
Corporate debt securities	64	(1)	20	(1)	47	(1)	120	(8)
Other	—	—	—	—	7	—	—	—

Total temporarily impaired debt securities	877	(24)	38	(3)	3,115	(32)	156	(16)
Temporarily impaired equity securities	882	(123)	—	—	115	(5)	52	(3)

Total temporarily impaired available-for-sale securities	$1,759	$(147)	$38	$(3)	$3,230	$(37)	$208	$(19)

We employ a systematic methodology that considers available evidence in evaluating potential other-than-temporary impairment of our investments classified as available-for-sale. If the cost of an investment exceeds its fair value, we evaluate, among other factors, the magnitude and duration of the decline in fair value, the financial health of and business outlook for the issuer, changes to the rating of the security by a rating agency, the performance of the underlying assets for interests in securitized assets, whether we intend to sell the investment, and whether it is more likely than not we will be required to sell the debt security before recovery of its amortized cost basis. We had other-than-temporary impairment write-downs of $1 million for both the three months and six months ended June 30, 2010, compared to $1 million and $47 million for the three months and six months ended June 30, 2009, respectively. The $1 million impairment for the three months ended June 30, 2010, related to corporate debt securities that we have the intent to sell and was accordingly recognized in earnings.

7.	Loans Held-for-sale

The composition of loans held-for-sale was as follows.

	June 30, 2010			December 31, 2009
($ in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total
Consumer
Automobile	$1,298	$167	$1,465	$9,417	$184	$9,601
1st Mortgage	7,771	152	7,923	9,269	530	9,799
Home equity	989	—	989	1,068	—	1,068

Total consumer (a)	10,058	319	10,377	19,754	714	20,468
Commercial
Commercial and industrial
Other	—	5	5	—	157	157

Total loans held-for-sale	$10,058	$324	$10,382	$19,754	$871	$20,625

(a)	Domestic residential mortgages include $4.2 billion and $5.5 billion at fair value as a result of fair value option elections as of June 30, 2010, and December 31, 2009, respectively. Refer to Note 18 for additional information.

ALLY FINANCIAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

8.	Finance Receivables and Loans, Net of Unearned Income

The composition of finance receivables and loans, net of unearned income outstanding, before allowance for loan losses, was as follows.

	June 30, 2010			December 31, 2009
($ in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total
Consumer
Automobile	$26,450	$15,265	$41,715	$12,514	$17,731	$30,245
1st Mortgage	8,435	939	9,374	7,960	405	8,365
Home equity	4,257	—	4,257	4,238	1	4,239

Total consumer (a)	39,142	16,204	55,346	24,712	18,137	42,849

Commercial
Commercial and industrial
Automobile	21,776	8,107	29,883	19,601	7,035	26,636
Mortgage	1,803	75	1,878	1,572	96	1,668
Resort finance	644	—	644	843	—	843
Other	1,778	401	2,179	1,845	437	2,282
Commercial real estate
Automobile	2,090	208	2,298	2,008	221	2,229
Mortgage	5	118	123	121	162	283

Total commercial	28,096	8,909	37,005	25,990	7,951	33,941

Notes receivable from General Motors	—	365	365	3	908	911

Total finance receivables and loans (b)	$67,238	$25,478	$92,716	$50,705	$26,996	$77,701

(a)	Residential mortgages include $2.3 billion and $1.3 billion at fair value as a result of fair value option elections as of June 30, 2010, and December 31, 2009, respectively. Refer to Note 18 for additional information.
(b)	Totals are net of unearned income of $2.6 billion and $2.5 billion at June 30, 2010, and December 31, 2009, respectively.

The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans, net of unearned income.

	Three months ended June 30,
	2010			2009
($ in millions)	Consumer	Commercial	Total	Consumer	Commercial	Total
Allowance at April 1,	$1,754	$726	$2,480	$2,758	$887	$3,645
Provision for loan losses	216	4	220	729	388	1,117
Charge-offs
Domestic	(228)	(91)	(319)	(835)	(305)	(1,140)
Foreign	(50)	(49)	(99)	(549)	(9)	(558)

Total charge-offs	(278)	(140)	(418)	(1,384)	(314)	(1,698)

Recoveries
Domestic	78	5	83	59	4	63
Foreign	19	9	28	15	—	15

Total recoveries	97	14	111	74	4	78

Net charge-offs	(181)	(126)	(307)	(1,310)	(310)	(1,620)
Other	(10)	(6)	(16)	130	29	159

Allowance at June 30,	$1,779	$598	$2,377	$2,307	$994	$3,301

ALLY FINANCIAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Six months ended June 30,
	2010			2009
($ in millions)	Consumer	Commercial	Total	Consumer	Commercial	Total
Allowance at January 1,	$1,664	$781	$2,445	$2,536	$897	$3,433
Provision for loan losses	344	22	366	1,294	569	1,863
Charge-offs
Domestic	(546)	(152)	(698)	(1,240)	(473)	(1,713)
Foreign	(111)	(53)	(164)	(615)	(18)	(633)

Total charge-offs	(657)	(205)	(862)	(1,855)	(491)	(2,346)

Recoveries
Domestic	185	9	194	110	7	117
Foreign	36	9	45	29	1	30

Total recoveries	221	18	239	139	8	147

Net charge-offs	(436)	(187)	(623)	(1,716)	(483)	(2,199)
Addition of allowance due to change in accounting principle (a)	222	—	222	—	—	—
Other	(15)	(18)	(33)	193	11	204

Allowance at June 30,	$1,779	$598	$2,377	$2,307	$994	$3,301

(a)	Effect of change in accounting principle due to adoption of ASU 2009-16, Accounting for Transfers of Financial Assets, and ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. Refer to Note 1 for additional information.

The following tables present information about our impaired finance receivables and loans.

	June 30, 2010			December 31, 2009
($ in millions)	Consumer	Commercial	Total	Consumer	Commercial	Total
Impaired finance receivables and loans
With an allowance	$365	$1,194	$1,559	$252	$1,760	$2,012
Without an allowance	33	342	375	16	296	312

Total impaired loans	$398	$1,536	$1,934	$268	$2,056	$2,324

Allowance for impaired loans	$102	$488	$590	$80	$488	$568

	Three months ended June 30,
	2010			2009
($ in millions)	Consumer	Commercial	Total	Consumer	Commercial	Total
Average balance of impaired loans	$367	$1,694	$2,061	$636	$2,726	$3,362
Interest income recognized on impaired loans	$4	$2	$6	$8	$6	$14

	Six months ended June 30,
	2010			2009
($ in millions)	Consumer	Commercial	Total	Consumer	Commercial	Total
Average balance of impaired loans	$327	$1,817	$2,144	$511	$2,721	$3,232
Interest income recognized on impaired loans	$7	$4	$11	$16	$20	$36

At June 30, 2010, and December 31, 2009, commercial commitments to lend additional funds to debtors owing receivables whose terms had been modified in troubled debt restructuring were $15 million and $12 million, respectively.

ALLY FINANCIAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

9.	Off-balance Sheet Securitizations

We sell pools of automotive and residential mortgage loans via securitization transactions, which provide permanent funding and facilitates asset and liability management. In executing the securitization transactions, we typically sell the pools to wholly owned special-purpose entities (SPEs), which then sell the loans to a separate, transaction-specific, bankruptcy-remote SPE (a securitization trust) for cash, servicing rights, and in some transactions, retained interests. The securitization trust issues and sells interests to investors that are collateralized by the secured loans and entitle the investors to specified cash flows generated from the securitized loans.

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

Each securitization is governed by various legal documents that limit and specify the activities of the securitization vehicle. The securitization vehicle is generally allowed to acquire the loans being sold to it, to issue interests to investors to fund the acquisition of the loans, and to enter into derivatives or other yield maintenance contracts to hedge or mitigate certain risks related to the asset pool or debt securities. Additionally, the securitization vehicle is required to service the assets it holds and the debt or interest it issues. A servicer appointed within the underlying legal documents performs these functions. Servicing functions include, but are not limited to, collecting payments from borrowers, performing escrow functions, monitoring delinquencies, liquidating assets, investing funds until distribution, remitting payments to investors, and accounting for and reporting information to investors.

As part of our off-balance sheet securitizations, we typically retain servicing responsibilities and, in some cases, other insignificant retained interests. Accordingly, our servicing responsibilities result in continued involvement in the form of servicing the underlying asset (primary servicing) and/or servicing the bonds resulting from the securitization transactions (master servicing) through servicing platforms. Certain securitizations require the servicer to advance scheduled principal and interest payments due on the pool regardless of whether they are received from borrowers. Accordingly, we are required to provide these servicing advances when applicable. Typically, we conclude that the fee we are paid for servicing retail automotive finance receivables represents adequate compensation, and consequently, we do not recognize a servicing asset or liability. Refer to Note 1 to the Consolidated Financial Statements in our 2009 Annual Report on Form 10-K regarding the valuation of servicing rights.

Subsequent to the adoption of ASU 2009-16 and ASU 2009-17 as of January 1, 2010, we generally do not hold significant or potentially significant retained interests in our securitization trusts that qualify for off-balance sheet treatment under ASU 2009-17.

Generally, the assets initially transferred into the securitization vehicle are the sole funding source to the investors in the securitization trust and the various other parties that perform services for the transaction, such as the servicer or the trustee. In certain transactions, a liquidity provider or facility may exist to provide temporary liquidity to the structure. The liquidity provider generally is reimbursed prior to other parties in subsequent distribution periods. Bond insurance may also exist to cover certain shortfalls to certain investors. As noted above, in certain securitizations, the servicer is required to advance scheduled principal and interest payments due on the pool regardless of whether they were received from the borrowers. The servicer is allowed to reimburse itself for these servicing advances. Additionally, certain securitization transactions may allow for the acquisition of additional loans subsequent to the initial loan. Principal collections on other loans and/or the issuance of new interests, such as variable funding notes, generally fund these loans; we are often contractually required to invest in these new interests. Lastly, we provide certain guarantees as discussed in Note 30 to the Consolidated Financial Statements in our 2009 Annual Report on Form 10-K.

ALLY FINANCIAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The investors and/or securitization trusts have no recourse to us with the exception of market customary representation and warranty repurchase provisions and, in certain transactions, early payment default provisions. Representation and warranty repurchase provisions generally require us to repurchase loans to the extent it is subsequently determined that the loans were ineligible or were otherwise defective at the time of sale. Due to market conditions, early payment default provisions are included in certain securitization transactions that require us to repurchase loans if the borrower is delinquent in making certain specific payments subsequent to the sale.

We generally hold certain conditional repurchase options that allow us to repurchase assets from the securitization. The majority of the securitizations provide us, as servicer, with a call option that allows us to repurchase the remaining assets or outstanding debt once the asset pool reaches a predefined level, which represents the point where servicing is burdensome rather than beneficial. Such an option is referred to as a clean-up call. As servicer, we are able to exercise this option at our discretion anytime after the asset pool size falls below the predefined level. The repurchase price for the loans is typically par plus accrued interest. Additionally, we may hold other conditional repurchase options that allow us to repurchase the asset if certain events, outside our control, are met. The typical conditional repurchase option is a delinquent loan repurchase option that gives us the option to purchase the loan if it exceeds a certain prespecified delinquency level. We have complete discretion regarding when or if we will exercise these options, but generally, we would do so when it is in our best interest.

The loans sold into off-balance sheet securitization transactions are removed from our balance sheet. The assets obtained from the securitization are primarily reported as cash, servicing rights, or (if retained) retained interests. We elected fair value treatment for our existing mortgage servicing rights portfolio. Liabilities incurred as part of the transaction, such as representation and warranty provisions, are recorded at fair value at the time of sale and are reported as accrued expenses and other liabilities on our Consolidated Balance Sheet. Upon the sale of the loans, we recognize a gain or loss on sale for the difference between the assets recognized, the assets derecognized, and the liabilities recognized as part of the transaction.

The following summarizes the pretax gains and losses recognized on the types of loans sold into off-balance sheet securitization transactions.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2010	2009	2010	2009
Retail finance receivables	$—	$—	$—	$—
Automotive wholesale loans	—	38	—	102
Mortgage loans	1	—	4	(4)

Total pretax gain on off-balance sheet activities	$1	$38	$4	$98

The following summarizes the type and amount of loans held by the securitization trusts in transactions that qualified for off-balance sheet treatment.

($ in billions)	June 30, 2010	December 31, 2009
Retail finance receivables	$—	$7.5
Automotive wholesale loans	—	—
Mortgage loans (a)	80.2	99.6

Total off-balance sheet activities	$80.2	$107.1

(a)	Excludes $168 million and $237 million of delinquent loans held by securitization trusts as of June 30, 2010, and December 31, 2009, respectively, that we have the option to repurchase as they are included in consumer finance receivables and loans and mortgage loans held-for-sale.

ALLY FINANCIAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

10.	Mortgage Servicing Rights

The following tables summarize activity related to MSRs carried at fair value. Sufficient market inputs exist to determine the fair value of our recognized servicing assets and servicing liabilities.

	Three months ended June 30,
($ in millions)	2010	2009
Estimated fair value at April 1,	$3,543	$2,587
Additions obtained from sales of financial assets	167	254
Additions from purchases of servicing assets	20	6
Subtractions from sales of servicing assets	—	(19)
Changes in fair value
Due to changes in valuation inputs or assumptions used in the valuation model	(543)	1,035
Other changes in fair value (a)	(206)	(352)
Other changes that affect the balance	2	(2)

Estimated fair value at June 30,	$2,983	$3,509

(a)	Other changes in fair value primarily include the accretion of the present value of the discount related to forecasted cash flows and the economic runoff of the portfolio.

	Six months ended June 30,
($ in millions)	2010	2009
Estimated fair value at January 1,	$3,554	$2,848
Additions obtained from sales of financial assets	369	373
Additions from purchases of servicing assets	21	6
Subtractions from sales of servicing assets	—	(19)
Changes in fair value
Due to changes in valuation inputs or assumptions used in the valuation model	(494)	995
Other changes in fair value (a)	(450)	(692)
Decrease due to change in accounting principle (b)	(19)	—
Other changes that affect the balance	2	(2)

Estimated fair value at June 30,	$2,983	$3,509

(a)	Other changes in fair value primarily include the accretion of the present value of the discount related to forecasted cash flows and the economic runoff of the portfolio.
(b)	The effect of change in accounting principle was due to the adoption of ASU 2009-16, Accounting for Transfers of Financial Assets, and ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. Refer to Note 1 for additional information.

We pledged MSRs of $1.5 billion as collateral for borrowings at both June 30, 2010, and December 31, 2009.

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

Key assumptions we use in valuing our MSRs are as follows.

	June 30,
	2010	2009
Range of prepayment speeds	9.2–42.0%	0.7–49.0%
Range of discount rates	2.9–24.8%	3.3–130.3%

ALLY FINANCIAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The primary risk of our servicing rights is interest rate risk and the resulting impact on prepayments. A significant decline in interest rates could lead to higher-than-expected prepayments, which could reduce the value of the MSRs. We have economically hedged the income statement impact of these risks with both derivative and nonderivative financial instruments. These instruments include interest rate swaps, caps and floors, options to purchase these items, futures, and forward contracts and/or purchasing or selling U.S. Treasury and principal-only securities. The net fair value of derivative financial instruments used to mitigate these risks amounted to $855 million and $443 million at June 30, 2010 and 2009, respectively. The changes in fair value of the derivative financial instruments amounted to a gain of $790 million and a loss of $902 million for the six months ended June 30, 2010 and 2009, respectively, and were included in servicing asset valuation and hedge activities, net, in the Consolidated Statement of Income.

The components of mortgage servicing fees were as follows.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2010	2009	2010	2009
Contractual servicing fees, net of guarantee fees and including subservicing	$266	$275	$524	$553
Late fees	19	21	38	45
Ancillary fees	43	38	90	74

Total	$328	$334	$652	$672

Our Mortgage operations that conduct primary and master servicing activities are required to maintain certain servicer ratings in accordance with master agreements entered into with government-sponsored entities. At June 30, 2010, our Mortgage operations were in compliance with the servicer-rating requirements of the master agreements.

11.	Other Assets

The components of other assets were as follows.

($ in millions)	June 30, 2010	December 31, 2009
Property and equipment at cost	$1,282	$1,416
Accumulated depreciation	(922)	(1,080)

Net property and equipment	360	336
Fair value of derivative contracts in receivable position	4,848	2,654
Restricted cash collections for securitization trusts (a)	2,346	3,654
Servicer advances	2,007	2,180
Restricted cash and cash equivalents	1,966	1,590
Cash reserve deposits held-for-securitization trusts (b)	1,303	1,594
Collateral placed with counterparties	844	1,760
Other accounts receivable	844	573
Debt issuance costs	810	829
Prepaid expenses and deposits	662	749
Goodwill	524	526
Interests retained in financial asset sales	465	471
Investment in used vehicles held-for-sale	450	522
Accrued interest and rent receivable	307	326
Real estate and other investments	270	340
Repossessed and foreclosed assets, net, at lower of cost or fair value	243	336
Other assets	1,397	1,447

Total other assets	$19,646	$19,887

(a)	Represents cash collection from customer payments on securitized receivables. These funds are distributed to investors as payments on the related secured debt.
(b)	Represents credit enhancement in the form of cash reserves for various securitization transactions.

ALLY FINANCIAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The changes in the carrying amounts of goodwill for the periods shown were as follows.

($ in millions)	International Automotive Finance operations	Insurance operations	Total
Goodwill at December 31, 2009	$469	$57	$526
Transfer to assets of discontinued operations held-for-sale	—	6	6
Foreign currency translation effect	—	(8)	(8)

Goodwill at June 30, 2010	$469	$55	$524

12.	Deposit Liabilities

Deposit liabilities consisted of the following.

($ in millions)	June 30, 2010	December 31, 2009
Domestic deposits
Noninterest-bearing deposits	$2,262	$1,755
NOW and money market checking accounts	7,948	7,213
Certificates of deposit	20,597	19,861
Dealer deposits	1,257	1,041

Total domestic deposits	32,064	29,870

Foreign deposits
Noninterest-bearing deposits	14	—
NOW and money market checking accounts	541	165
Certificates of deposit	2,350	1,555
Dealer deposits	245	166

Total foreign deposits	3,150	1,886

Total deposit liabilities	$35,214	$31,756

Noninterest bearing deposits primarily represent third-party escrows associated with our Mortgage operations’ loan servicing portfolio. The escrow deposits are not subject to an executed agreement and can be withdrawn without penalty at any time. At June 30, 2010, and December 31, 2009, certificates of deposit included $5.4 billion and $4.8 billion, respectively, of domestic certificates of deposit in denominations of $100 thousand or more.

ALLY FINANCIAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

13.	Debt

The following table presents the composition of our debt portfolio at June 30, 2010, and December 31, 2009.

	June 30, 2010			December 31, 2009
($ in millions)	Unsecured	Secured	Total	Unsecured	Secured	Total
Short-term debt
Commercial paper	$—	$—	$—	$8	$—	$8
Demand notes	1,596	—	1,596	1,311	—	1,311
Bank loans and overdrafts	1,789	—	1,789	1,598	—	1,598
Repurchase agreements and other (a)	345	3,324	3,669	348	7,027	7,375

Total short-term debt	3,730	3,324	7,054	3,265	7,027	10,292

Long-term debt
Due within one year	6,203	13,734	19,937	7,429	18,898	26,327
Due after one year (b)	39,453	25,020	64,473	38,331	22,834	61,165

Total long-term debt (c)	45,656	38,754	84,410	45,760	41,732	87,492

Fair value adjustment (d)	795	—	795	529	—	529

Total debt	$50,181	$42,078	$92,259	$49,554	$48,759	$98,313

(a)	Repurchase agreements consist of secured financing arrangements with third parties at our Mortgage operations. Other primarily includes nonbank secured borrowings and notes payable to GM. Refer to Note 17 for additional information.
(b)	Includes $7.4 billion at both June 30, 2010, and December 31, 2009, guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program (TLGP).
(c)	Secured long-term debt includes $2.2 billion and $1.3 billion at fair value as of June 30, 2010, and December 31, 2009, respectively, as a result of fair value option elections. Refer to Note 18 for additional information.
(d)	Amount represents the hedge accounting adjustment on fixed rate debt.

The following table presents the scheduled maturity of long-term debt at June 30, 2010, assuming that no early redemptions occur. The actual payment of secured debt may vary based on the payment activity of the related pledged assets.

Year ended December 31, ($ in millions)	Unsecured (a)	Secured (b)	Total
2010	$2,149	$7,466	$9,615
2011	9,393	13,279	22,672
2012	12,610	5,923	18,533
2013	1,889	5,725	7,614
2014	1,967	1,723	3,690
2015 and thereafter	21,405	1,706	23,111
Original issue discount (c)	(3,757)	—	(3,757)
Troubled debt restructuring concession (d)	—	396	396

Long-term debt	45,656	36,218	81,874
Collateralized borrowings in securitization trusts (e)	—	2,536	2,536

Total long-term debt	$45,656	$38,754	$84,410

(a)	Scheduled maturities of ResCap unsecured long-term debt are as follows: $419 million in 2010; $208 million in 2011; $340 million in 2012; $529 million in 2013; $97 million in 2014; and $112 million in 2015 and thereafter. These maturities exclude ResCap debt held by Ally.
(b)	Scheduled maturities of ResCap secured long-term debt are as follows: $661 million in 2010; $508 million in 2011; $0 million in 2012; $707 million in 2013; $707 million in 2014; and $910 million in 2015 and thereafter. These maturities exclude ResCap debt held by Ally and collateralized borrowings in securitization trusts.
(c)	Scheduled remaining amortization of original issue discount is as follows: $640 million in 2010; $967 million in 2011; $342 million in 2012; $255 million in 2013; $183 million in 2014; and $1,370 million in 2015 and thereafter.
(d)	In the second quarter of 2008, ResCap executed an exchange offer that resulted in a concession being recognized as an adjustment to the carrying value of certain new secured notes. This concession is being amortized over the life of the new notes through a reduction to interest expense using an effective yield methodology. Scheduled remaining amortization of the troubled debt restructuring concession is as follows: $49 million in 2010; $101 million in 2011; $105 million in 2012; $82 million in 2013; $46 million in 2014; and $13 million in 2015 and thereafter.
(e)	Collateralized borrowings in securitization trusts represent mortgage-lending-related debt that is repaid on the principal payments of the underlying assets.

ALLY FINANCIAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following summarizes assets restricted as collateral for the payment of the related debt obligation primarily arising from secured financing arrangements, securitization transactions accounted for as secured borrowings, and repurchase agreements.

	June 30, 2010		December 31, 2009
($ in millions)	Assets	Related secured debt (a)	Assets	Related secured debt (a)
Loans held-for-sale	$2,646	$749	$1,420	$454
Mortgage assets held-for-investment and lending receivables	2,832	2,509	1,946	1,673
Retail automotive finance receivables (b)	22,436	19,246	19,203	13,597
Wholesale automotive finance receivables	12,095	6,745	16,352	8,565
Investment securities	39	—	63	—
Investment in operating leases, net	5,365	3,711	13,323	9,208
Real estate investments and other assets	3,940	4,141	4,468	5,129
Ally Bank (c)	19,155	4,977	24,276	10,133

Total	$68,508	$42,078	$81,051	$48,759

(a)	Included as part of secured debt are repurchase agreements of $979 million and $26 million at June 30, 2010, and December 31, 2009, respectively. Assets approximating the value of the debt were pledged as collateral for both periods.
(b)	Included as part of retail automotive finance receivables are $13.3 billion of assets and $8.8 billion of secured debt related to Ally Bank.
(c)	Ally Bank has an advance agreement with the Federal Home Loan Bank of Pittsburgh (FHLB) and access to the Federal Reserve Bank Discount Window. Ally Bank had assets pledged and restricted as collateral to the FHLB and Federal Reserve Bank totaling $15.2 billion and $22.4 billion as of June 30, 2010, and December 31, 2009, respectively. Furthermore, under the advance agreement, the FHLB has a blanket lien on certain Ally Bank assets including approximately $11.6 billion and $11.5 billion in real estate-related finance receivables and loans and $3.2 billion and $2.7 billion in other assets as of June 30, 2010, and December 31, 2009, respectively. Availability under these programs is generally only for the operations of Ally Bank and cannot be used to fund the operations or liabilities of Ally or its subsidiaries.

Funding Facilities

The following table highlights credit capacity under our secured and unsecured funding facilities as of June 30, 2010, and December 31, 2009. We utilize both committed and uncommitted credit facilities. The financial institutions providing the uncommitted facilities are not legally obligated to advance funds under them. The amounts in the outstanding column in the table below are generally included on our Consolidated Balance Sheet.

	Total capacity		Unused capacity (a)		Outstanding
($ in billions)	June 30, 2010	Dec 31, 2009	June 30, 2010	Dec 31, 2009	June 30, 2010	Dec 31, 2009
Committed unsecured
Automotive Finance operations	$0.8	$0.8	$0.1	$0.1	$0.7	$0.7
Committed secured
Automotive Finance operations and other	29.9	36.0	17.2	12.2	12.7	23.8
Mortgage operations	1.7	2.1	0.3	0.4	1.4	1.7

Total committed facilities	32.4	38.9	17.6	12.7	14.8	26.2

Uncommitted unsecured
Automotive Finance operations	1.1	0.9	0.2	0.1	0.9	0.8
Uncommitted secured
Automotive Finance operations (b)	3.4	5.7	3.1	2.0	0.3	3.7
Mortgage operations (c) (d)	7.1	8.6	2.1	1.9	5.0	6.7

Total uncommitted facilities	11.6	15.2	5.4	4.0	6.2	11.2

Total facilities	44.0	54.1	23.0	16.7	21.0	37.4
Whole-loan forward flow agreements (e)	1.5	9.4	1.5	9.4	—	—

Total commitments	$45.5	$63.5	$24.5	$26.1	$21.0	$37.4

(a)	Funding for committed secured facilities is generally available on request as excess collateral resides in certain facilities or to the extent incremental collateral is available and contributed to the facilities.
(b)	Included $3.0 billion and $5.3 billion of capacity from Federal Reserve Bank advances with $0.0 billion and $3.4 billion outstanding as of June 30, 2010, and December 31, 2009, respectively.
(c)	Included $0.8 billion and $2.5 billion of capacity from Federal Reserve Bank advances with $0.0 billion and $1.6 billion outstanding as of June 30, 2010, and December 31, 2009, respectively.
(d)	Included $5.7 billion and $5.9 billion of capacity from FHLB advances with $4.5 billion and $5.1 billion outstanding as of June 30, 2010, and December 31, 2009, respectively.
(e)	Represents commitments of financial institutions to purchase U.S. automotive retail assets. One of these arrangements expired in June 2010 while the other expires in October 2010.

ALLY FINANCIAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

14.	Regulatory Capital

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

The federal banking regulators also established minimum leverage ratio guidelines. The leverage ratio is defined as Tier 1 capital divided by adjusted average total assets (which reflect adjustments for disallowed goodwill and certain intangible assets). The minimum Tier 1 leverage ratio is 3% or 4% depending on factors specified in the regulations.

A banking institution is considered “well-capitalized” when its Total risk-based capital ratio equals or exceeds 10% and its Tier 1 risk-based capital ratio equals or exceeds 6% unless subject to regulatory directive to maintain higher capital levels and for insured depository institutions, a leverage ratio that equals or exceeds 5%.

In conjunction with the conclusion of the Supervising Capital Assessment Program (S-CAP), the banking regulators developed an additional measure of capital called “Tier 1 common” defined as Tier 1 capital less noncommon elements including qualified perpetual preferred stock, qualifying minority interest in subsidiaries and qualifying trust preferred securities.

On July 21, 2008, Ally, FIM Holdings, IB Finance Holding Company, LLC, Ally Bank, and the FDIC entered into a Capital and Liquidity Maintenance Agreement (CLMA). The CLMA requires capital at Ally Bank to be maintained at a level such that Ally Bank’s leverage ratio is at least 11% for a three-year period and thereafter, remain “well-capitalized.” For this purpose, the leverage ratio is determined in accordance with the FDIC’s regulations related to capital maintenance.

Additionally, on May 21, 2009, the Federal Reserve Board (FRB) granted Ally Bank an expanded exemption from Section 23A of the Federal Reserve Act. The exemption enables Ally Bank to make certain extensions of credit for the purchase of GM vehicles or vehicles floorplanned by Ally. The exemption requires Ally to maintain a Total risk-based capital ratio of 15% and Ally Bank to maintain a Tier 1 leverage ratio of 15%.

The minimum risk-based capital requirements adopted by the federal banking agencies follow the Capital Accord of the Basel Committee on Banking Supervision. Currently all U.S. banks are subject to the Basel I capital rules. The Basel Committee issued Basel II Capital Rules, and the U.S. regulators issued companion rules applicable to certain U.S.-domiciled institutions. Ally qualifies as a “mandatory” bank holding company that must comply with the U.S. Basel II rules. The Basel Committee on Banking Supervision issued additional guidance regarding market risk capital rules and Basel II capital rules for securitizations. U.S. banking regulators have not yet issued any companion guidance. We continue to monitor developments with respect to Basel II requirements and are working to ensure successful execution within the required time.

ALLY FINANCIAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

On January 28, 2010, the federal banking agencies published a final rule amending the risk-based capital guidelines associated with the implementation of ASU 2009-16 and ASU 2009-17. The rule permits banking organizations to phase in the effects of the consolidation on risk-weighted assets and also makes provisions associated with the impact of allowance for loan and lease losses effects on Tier 2 capital during 2010. Ally elected to utilize this optional phase-in approach. Refer to Note 1 for additional information related to the adoption of ASU 2009-16 and ASU 2009-17.

The following table summarizes our capital ratios.

	June 30, 2010		December 31, 2009		Required Minimum	Well- Capitalized Minimum

($ in millions)	Amount	Ratio	Amount	Ratio
Risk-based capital
Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$22,389	15.31%	$22,398	14.15%	4.00%	6.00%
Ally Bank	8,172	20.25%	7,768	20.85%	(a)	6.00%
Total (to risk-weighted assets)
Ally Financial Inc.	$24,628	16.84%	$24,623	15.55%	15.00% (b)	10.00%
Ally Bank	8,680	21.51%	8,237	22.10%	(a)	10.00%
Tier 1 leverage (to adjusted average assets) (c)
Ally Financial Inc.	$22,389	12.64%	$22,398	12.70%	3.00–4.00%	(d)
Ally Bank	8,172	15.99%	7,768	15.42%	15.00% (a)	5.00%
Tier 1 common (to risk-weighted assets)
Ally Financial Inc.	$7,669	5.24%	$7,678	4.85%	n/a	n/a
Ally Bank	n/a	n/a	n/a	n/a	n/a	n/a

n/a = not applicable

(a)	Ally Bank, in accordance with the FRB exemption from Section 23A, is required to maintain a Tier 1 leverage ratio of 15%. Ally Bank is also required to maintain well-capitalized levels for Tier 1 risk-based capital and total risk-based ratios pursuant to the CLMA.
(b)	Ally, in accordance with the FRB exemption from Section 23A, is required to maintain a Total risk-based capital ratio of 15%.
(c)	Federal regulatory reporting guidelines require the calculation of adjusted average assets using a daily average methodology. We currently calculate using a combination of monthly and daily average methodologies. We are in the process of modifying information systems to address the daily average requirement.
(d)	There is no Tier 1 leverage component in the definition of a well-capitalized bank holding company.

At June 30, 2010, Ally and Ally Bank met all required minimum ratios and exceeded “well-capitalized” requirements under the federal regulatory agencies’ definitions as summarized in the table above.

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

Interest Rate Risk

We execute interest rate swaps to modify our exposure to interest rate risk by converting certain fixed-rate instruments to a variable rate. We apply hedge accounting for certain derivative instruments used to hedge fixed-rate debt. We monitor our mix of fixed- and variable-rate debt in relationship to the rate profile of our assets. When it is cost effective to do so, we may enter into interest rate swaps to achieve our desired mix of fixed- and variable-rate debt. Our qualifying accounting hedges consist of hedges of fixed-rate debt obligations in which receive-fixed swaps are designated as hedges of specific fixed-rate debt obligations.

ALLY FINANCIAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

We use a multitude of derivative instruments to manage the interest rate risk related to MSRs and retained interests. They include, but are not limited to, interest rate futures contracts, call or put options on U.S. Treasuries, swaptions, MBS futures, U.S. Treasury futures, interest rate swaps, interest rate floors, and interest rate caps. While we do not utilize nonderivative instruments (e.g., U.S. Treasuries) to hedge this portfolio, we utilized them in the past and may utilize them again in the future. We monitor and actively manage our risk on a daily basis, and therefore trading volume can be large.

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

•

Debt — As part of our previous on-balance sheet securitizations and/or secured aggregation facilities, certain interest rate swaps or interest rate caps were included within consolidated variable interest entities; these swaps or caps were generally required to meet certain rating agency requirements or were required by the facility lender or provider. The interest rate swaps and/or caps are generally entered into when the debt is issued; accordingly, current trading activity on this particular derivative portfolio is minimal. Additionally, effective January 1, 2010, the derivatives that were hedging off-balance sheet securitization activities are now hedging these securitizations as on-balance sheet securitization activities. We consolidated the off-balance sheet securitizations on January 1, 2010, due to accounting principle changes associated with ASU 2009-16 and ASU 2009-17. Refer to Note 1 for additional information related to the recent adoption.

With the exception of a portion of our fixed-rate debt, we do not apply hedge accounting to our derivative portfolio held to economically hedge our debt portfolio. Typically, the significant terms of the interest rate swaps match the significant terms of the underlying debt resulting in an effective conversion of the rate of the related debt.

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

ALLY FINANCIAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Similar to our interest rate hedges, the swaps are generally entered into or traded concurrent with the debt issuance with the terms of the swap matching the terms of the underlying debt.

Our non-U.S. subsidiaries maintain both assets and liabilities in local currencies; these local currencies are generally the subsidiaries’ functional currencies for accounting purposes. Foreign currency exchange rate gains and losses arise when the assets or liabilities of our subsidiaries are denominated in currencies that differ from its functional currency. In addition, our equity is impacted by the cumulative translation adjustments resulting from the translation of foreign subsidiary results; this impact is reflected in our other comprehensive income (loss). We enter into foreign currency forwards with external counterparties to hedge foreign exchange exposure on our net investments in foreign subsidiaries. Our net investment hedges are recorded at fair value with changes recorded to other comprehensive income (loss) with the exception of the spot to forward difference that is recorded in current period earnings. The net derivative gain or loss remains in other comprehensive income (loss) until earnings are impacted by the sale or the liquidation of the associated foreign operation.

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

With limited exceptions, we elected not to treat any foreign currency derivatives as hedges for accounting purposes principally because the changes in the fair values of the foreign currency swaps are substantially offset by the foreign currency revaluation gains and losses of the underlying assets and liabilities.

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

To further mitigate the risk of counterparty default, we maintain collateral agreements with certain counterparties. The agreements require both parties to maintain collateral in the event the fair values of the derivative financial instruments meet established thresholds. In the event that either party defaults on the obligation, the secured party may seize the collateral. Generally, our collateral arrangements are bilateral such that we and the counterparty post collateral for the value of their total obligation to each other. Contractual terms provide for standard and customary exchange of collateral based on changes in the market value of the outstanding derivatives. The securing party posts additional collateral when their obligation rises or removes collateral when it falls. We also have unilateral collateral agreements whereby we are the only entity required to post collateral.

We placed collateral totaling $844 million and $1.8 billon at June 30, 2010, and December 31, 2009, respectively, in accounts maintained by counterparties. We received cash collateral from counterparties totaling $1.3 billion and $432 million at June 30, 2010, and December 31, 2009, respectively. The collateral placed and received are included on our Consolidated Balance Sheet in other assets and accrued expenses and other liabilities, respectively. In certain circumstances, we receive or post securities as collateral with counterparties. We do not record such collateral received on our consolidated balance sheet unless certain conditions are met.

ALLY FINANCIAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Balance Sheet Presentation

The following tables summarize the fair value amounts of derivative instruments reported on our Consolidated Balance Sheet. The fair value amounts are presented on a gross basis, are segregated by derivatives that are designated and qualifying as hedging instruments or those that are not, and are further segregated by type of contract within those two categories.

	Fair value of derivative contracts in		Notional amount
June 30, 2010 ($ in millions)	receivable position (a)	liability position (b)
Qualifying accounting hedges
Interest rate risk
Fair value accounting hedges	$723	$—	$16,991
Foreign exchange risk
Net investment accounting hedges	86	13	2,966
Cash flow accounting hedges	10	129	433

Total foreign exchange risk	96	142	3,399

Total qualifying accounting hedges	819	142	20,390

Economic hedges
Interest rate risk
MSRs and retained interests	3,129	2,274	269,915
Mortgage loan commitments and mortgage and automotive loans held-for-sale	188	225	42,066
Debt	263	251	30,386
Other	74	63	11,885

Total interest rate risk	3,654	2,813	354,252
Foreign exchange risk	375	223	15,669

Total economic hedges	4,029	3,036	369,921

Total derivatives	$4,848	$3,178	$390,311

(a)	Reported as other assets on the Consolidated Balance Sheet. Includes accrued interest of $273 million.
(b)	Reported as accrued expenses and other liabilities on the Consolidated Balance Sheet. Includes accrued interest of $42 million.

ALLY FINANCIAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Fair value of derivative contracts in		Notional amount
December 31, 2009 ($ in millions)	receivable position (a)	liability position (b)
Qualifying accounting hedges
Interest rate risk
Fair value accounting hedges	$478	$47	$16,938
Foreign exchange risk
Net investment accounting hedges	10	41	2,414
Cash flow accounting hedges	—	112	334

Total foreign exchange risk	10	153	2,748

Total qualifying accounting hedges	488	200	19,686

Economic hedges
Interest rate risk
MSRs and retained interests	805	816	153,818
Mortgage loan commitments and mortgage and automotive loans held-for-sale	225	132	45,470
Off-balance sheet securitization activities	139	—	4,440
Debt	392	548	53,501
Other	50	24	12,629

Total interest rate risk	1,611	1,520	269,858
Foreign exchange risk	555	175	22,927

Total economic hedges	2,166	1,695	292,785

Total derivatives	$2,654	$1,895	$312,471

(a)	Reported as other assets on the Consolidated Balance Sheet. Includes accrued interest of $314 million.
(b)	Reported as accrued expenses and other liabilities on the Consolidated Balance Sheet. Includes accrued interest of $91 million.

ALLY FINANCIAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Statement of Income Presentation

The following table summarizes the location and amounts of gains and losses reported in our Consolidated Statement of Income on derivative instruments.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2010	2009	2010	2009
Qualifying accounting hedges
Gain (loss) recognized in earnings on derivatives
Interest rate contracts
Interest on long-term debt	$316	$(180)	$397	$(377)
(Loss) gain recognized in earnings on hedged items
Interest rate contracts
Interest on long-term debt	(285)	155	(347)	320

Total qualifying accounting hedges	31	(25)	50	(57)

Economic hedges
Gain (loss) recognized in earnings on derivatives
Interest rate contracts
Servicing asset valuation and hedge activities, net	727	(902)	790	(882)
Loss on mortgage and automotive loans, net	(257)	(40)	(401)	(269)
Other loss on investments, net	—	(7)	—	(8)
Other income, net of losses	3	48	(50)	36
Other operating expenses	(2)	(14)	(6)	(16)

Total interest rate contracts	471	(915)	333	(1,139)

Foreign exchange contracts (a)
Interest on long-term debt	18	(8)	(14)	(8)
Other income, net of losses	(5)	10	(8)	(211)

Total foreign exchange contracts	13	2	(22)	(219)

Gain (loss) recognized in earnings on derivatives	$515	$(938)	$361	$(1,415)

(a)	Amount represents the difference between the changes in the fair values of the currency hedge, net of the revaluation of the related foreign denominated debt or foreign denominated receivable.

16.	Income Taxes

Effective June 30, 2009, we converted (the Conversion) from a limited liability company (LLC) treated as a pass-through entity for U.S. federal income tax purposes to a corporation. As a result of the Conversion, we became subject to corporate U.S. federal, state, and local taxes beginning in the third quarter of 2009. Due to this change in tax status as of June 30, 2009, an additional net deferred tax liability of $1.2 billion was established through income tax expense from continuing operations.

Prior to the Conversion, certain U.S. entities were pass-through entities for U.S. federal income tax purposes. U.S. federal, state, and local income taxes were generally not provided for these entities as they were not taxable entities except in a few local jurisdictions that tax LLCs or partnerships. LLC members were required to report their share of our taxable income on their respective income tax returns. In addition, our banking, insurance, and foreign subsidiaries generally were and continue to be corporations that are subject to, and required to provide for U.S. and foreign income taxes. The Conversion did not change the tax status of these subsidiaries.

ALLY FINANCIAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

We recognized total income tax expense from continuing operations of $33 million and $69 million during the three months and six months ended June 30, 2010, respectively, and total income tax expense from continuing operations of $1.1 billion and $972 million during the three months and six months ended June 30, 2009, respectively. A reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate for continuing operations is shown in the following table.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Statutory U.S. federal tax rate	35.0%	35.0%	35.0%	35.0%
Change in tax rate resulting from
Effect of valuation allowance change	(34.5)	(0.9)	(30.7)	(0.5)
Foreign capital loss	12.1	—	8.6	—
Active Finance Exception-expiration	(9.8)	—	0.2	—
Taxes on unremitted earnings of subsidiaries	5.9	—	0.5	—
Foreign income tax rate differential	(2.4)	(0.6)	(1.1)	0.3
State and local income taxes, net of federal income tax benefit	(0.5)	1.2	0.7	0.9
Tax-exempt income	(0.4)	0.1	(0.7)	0.2
Change in tax status	—	(76.7)	—	(53.7)
LLC results not subject to federal or state income taxes	—	(25.9)	—	(24.1)
Other, net	2.0	(1.4)	(1.5)	(1.1)

Effective tax rate	7.4%	(69.2)%	11.0%	(43.0)%

The valuation allowances that were previously established against our domestic net deferred tax assets and certain international net deferred tax assets declined by approximately $169 million and $701 million during the three months and six months ended June 30, 2010, respectively, as a result of profitability of our operations in various tax jurisdictions in combination with an election made by the company to treat the U.S. consumer property and casualty insurance business disposition as an asset sale versus a stock sale for U.S. tax purposes. This election resulted in a smaller ordinary loss than the capital loss that was previously recorded.

The amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate is approximately $144 million as of June 30, 2010, compared to $157 million at December 31, 2009. We do not expect a significant change in the unrecognized tax benefits within the next 12 months.

ALLY FINANCIAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

17.	Related Party Transactions

The related party activities represent transactions with GM, FIM Holdings, and affiliated companies. GM and FIM Holdings have both a direct and indirect ownership interest in Ally.

Balance Sheet

A summary of the balance sheet effect of transactions with GM, FIM Holdings, and affiliated companies follows.

($ in millions)	June 30, 2010	December 31, 2009
Assets
Available-for-sale investment in asset-backed security — GM (a)	$8	$20
Secured
Finance receivables and loans, net of unearned income
Wholesale automotive financing — GM (b)	291	280
Term loans to dealers — GM (b)	72	71
Lending receivables — affiliates of FIM Holdings	65	54
Investment in operating leases, net — GM (c)	63	69
Notes receivable from GM (d)	354	884
Other assets
Other — GM	52	102

Total secured	897	1,460
Unsecured
Notes receivable from GM (d)	11	27
Other assets
Subvention receivables (rate and residual support) — GM	153	165
Lease pull-ahead receivable — GM	21	21
Other — GM	18	26

Total unsecured	203	239
Liabilities
Unsecured debt
Notes payable to GM	$25	$154
Accrued expenses and other liabilities
Wholesale payable — GM	288	161
Other payables — GM	61	18

(a)	In November 2006, Ally retained an investment in a note secured by operating lease assets transferred to GM. As part of the transfer, Ally provided a note to a trust, a wholly owned subsidiary of GM. The note was classified in investment securities on the Consolidated Balance Sheet.
(b)	Represents wholesale financing and term loans to certain dealerships wholly owned by GM or in which GM has an interest. The loans are generally secured by the underlying vehicles or assets of the dealerships.
(c)	Primarily represents buildings classified as operating lease assets that are leased to GM-affiliated entities. These leases are secured by the underlying assets.
(d)	Represents wholesale financing we provide to GM for vehicles, parts, and accessories in which GM retains title while consigned to us or dealers primarily in Italy in 2010 and in the United Kingdom and Italy in 2009. The financing to GM remains outstanding until the title is transferred to Ally or the dealers. The amount of financing provided to GM under this arrangement varies based on inventory levels. These loans are secured by the underlying vehicles or other assets (except loans relating to parts and accessories in Italy).

ALLY FINANCIAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Statement of Income

A summary of the statement of income effect of transactions with GM, FIM Holdings, and affiliated companies follows.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2010	2009	2010	2009
Net financing revenue
GM and affiliates lease residual value support — North American operations (a)	$(6)	$56	$1	$140
GM and affiliates rate support — North American operations	159	194	325	383
Wholesale subvention and service fees from GM	40	59	86	116
Interest earned on wholesale automotive financing	—	5	2	10
Interest earned on term loans to dealers	—	1	—	1
Interest expense on loans with GM	(1)	(11)	(4)	(21)
Interest on notes receivable from GM and affiliates	(4)	13	5	34
Interest on wholesale settlements (b)	44	34	90	55
Interest income on loans with FIM Holdings affiliates, net	1	1	2	2
Consumer lease payments from GM (c)	3	21	15	60
Other revenue
Insurance premiums earned from GM	40	43	80	83
Service fees on transactions with GM	2	1	3	4
Revenues from GM-leased properties, net	2	3	4	5
Other (d)	—	(1)	(1)	(5)
Servicing fees
U.S. automotive operating leases (e)	1	7	2	18
Expense
Off-lease vehicle selling expense reimbursement (f)	(4)	(7)	(8)	(15)
Payments to GM for services, rent, and marketing expenses (g)	34	33	67	51

(a)	Represents total amount of residual support and risk sharing (incurred) earned under the residual support and risk-sharing programs.
(b)	The settlement terms related to the wholesale financing of certain GM products are at shipment date. To the extent that wholesale settlements with GM are made before the expiration of transit, we receive interest from GM.
(c)	GM sponsors lease pull-ahead programs whereby consumers are encouraged to terminate lease contracts early in conjunction with the acquisition of a new GM vehicle with the customer’s remaining payment obligation waived. For certain programs, GM compensates us for the waived payments adjusted based on remarketing results associated with the underlying vehicle.
(d)	Includes income or (expense) related to derivative transactions that we enter into with GM as counterparty.
(e)	Represents servicing income related to automotive leases distributed as a dividend to GM on November 22, 2006.
(f)	An agreement with GM provides for the reimbursement of certain selling expenses incurred by us on off-lease vehicles sold by GM at auction.
(g)	We reimburse GM for certain services provided to us. This amount includes rental payments for our primary executive and administrative offices located in the Renaissance Center in Detroit, Michigan, and exclusivity and royalty fees.

ALLY FINANCIAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Statement of Changes in Equity

A summary of the changes to the statement of changes in equity related to transactions with GM, FIM Holdings, and affiliated companies follows.

($ in millions)	Six months ended June 30, 2010	Year ended December 31, 2009
Equity
Capital contributions received (a)	$—	$1,280
Dividends to shareholders/members (b)	7	393
Preferred interest dividends — GM	51	128
Other (c)	(74)	—

(a)	On January 16, 2009, we completed a $1.25 billion rights offering pursuant to which we issued additional common membership interests to FIM Holdings and a subsidiary of GM.
(b)	Pursuant to an operating agreement, certain of our shareholders were permitted distributions to pay the taxes they incurred from ownership of their Ally interests prior to our conversion from a tax partnership to a corporation. In March 2009, we executed a transaction that had 2008 tax-reporting implications for our shareholders. In accordance with the operating agreement, the approval of both our Ally Board of Directors and the Treasury was obtained in advance for the payment of tax distributions to our shareholders. In 2010, the amount distributed to GM was $7 million. This represented an accrual for GM tax settlements and refunds received related to tax periods prior to the November 30, 2006, sale by GM of a 51% interest in Ally (Sale Transactions). Amounts distributed to GM and FIM Holdings were $220 million and $173 million, respectively, for the year ended December 31, 2009. Included in the 2009 amount is $55 million of remittances to GM for tax settlements and refunds received related to tax periods prior to the Sale Transactions as required by the terms of the Purchase and Sale Agreement between GM and FIM Holdings.
(c)	Represents a reduction of the estimated payment accrued for tax distributions as a result of the completion of the GMAC LLC U.S. Return of Partnership Income for the tax period January 1, 2009, through June 30, 2009.

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

As of June 30, 2010, we had an estimated $897 million in secured credit exposure, which included primarily wholesale vehicle financing to GM-owned dealerships, notes receivable from GM, and vehicles leased directly to GM. We further had approximately $1.1 billion in unsecured credit exposure, which included estimates of payments from GM related to residual support and risk-sharing agreements. Under the terms of certain agreements between Ally and GM, Ally has the right to offset certain of its exposures to GM against amounts Ally owes to GM.

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

ALLY FINANCIAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

For North American lease originations and balloon retail contract originations occurring in the United States after April 30, 2006, and in Canada after November 30, 2006, that remained with us after the consummation of the Sale Transactions, GM agreed to begin payment of the present value of the expected residual support owed to us at contract origination as opposed to after contract termination at the time of sale of the related vehicle. The residual support amount GM ultimately owes us is finalized as the leases actually terminate. Under the terms of the residual support program, in cases where the estimate was incorrect, GM may be obligated to pay us, or we may be obligated to reimburse GM.

Based on the June 30, 2010, outstanding North American operating lease and retail balloon portfolios, the additional maximum contractual amount that could be paid by GM under the residual support programs is approximately $802 million and would be paid only in the unlikely event that the proceeds from the entire portfolio of lease assets were lower than both the contractual residual value and our standard residual rates.

Based on the June 30, 2010, outstanding North American operating lease portfolio, the maximum contractual amount that could be paid under the risk-sharing arrangements is approximately $987 million and would be paid only in the unlikely event that the proceeds from all outstanding lease vehicles were lower than our standard residual rates and no higher than the contractual risk-sharing floor.

Retail and lease contracts acquired by us that included rate and residual subvention from GM, payable directly or indirectly to GM dealers as a percentage of total new retail and lease contracts acquired, were as follows.

	Six months ended June 30,
	2010	2009
GM and affiliates subvented contracts acquired
North American operations	52%	72%
International operations (a)	37%	64%

(a)	Represents subvention for continuing operations only.

Other

We entered into various services agreements with GM that are designed to document and maintain our current and historical relationship. We are required to pay GM fees in connection with certain of these agreements related to our financing of GM consumers and dealers in certain parts of the world.

GM also provides payment guarantees on certain commercial assets we have outstanding with certain third-party customers. As of June 30, 2010, and December 31, 2009, commercial obligations guaranteed by GM were $58 million and $68 million, respectively. Additionally, GM is bound by repurchase obligations to repurchase new vehicle inventory under certain circumstances, such as dealer franchise termination.

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

ALLY FINANCIAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

Following are descriptions of the valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models, and significant assumptions utilized:

•

Trading securities — Trading securities are recorded at fair value and may be asset- or mortgage-backed securities (including senior and subordinated interests) and may be investment grade, noninvestment grade, or unrated securities. We base our valuation of trading securities on observable market prices when available; however, observable market prices may not be available for a significant portion of these assets due to current illiquidity in the markets. When observable market prices are not available, valuations are primarily based on internally developed discounted cash flow models (an income approach) that use assumptions consistent with current market conditions. The valuation considers recent market transactions, experience with similar securities, current business conditions, and analysis of the underlying collateral, as available. To estimate cash flows, we utilize various significant assumptions including market observable inputs (e.g., forward interest rates) and internally developed inputs (e.g., prepayment speeds, delinquency levels, and credit losses). We classified 64% and 94% of the trading securities reported at fair value as Level 3 at June 30, 2010, and December 31, 2009, respectively. Trading securities account for 1% and 2% of all assets reported at fair value at June 30, 2010, and December 31, 2009, respectively.

•

Available-for-sale securities — Available-for-sale securities are carried at fair value primarily based on observable market prices. If observable market prices are not available, our valuations are based on internally developed discounted cash flow models (an income approach) that use a market-based discount rate and consider recent market transactions, experience with similar securities, current business conditions, and analysis of the underlying collateral, as available. To estimate cash flows, we are required to utilize various significant assumptions including market observable inputs (e.g., forward interest rates) and internally developed inputs (including prepayment speeds, delinquency levels, and credit losses). We classified less than 1% of the available-for-sale securities reported at fair value as Level 3 at both June 30, 2010, and December 31, 2009. Available-for-sale securities account for 42% and 37% of all assets reported at fair value at June 30, 2010, and December 31, 2009, respectively.

•

Loans held-for-sale — We elected the fair value option for certain mortgage loans held-for-sale. The loans elected were government- and agency-eligible residential loans funded after July 31, 2009. These loans are presented in the table of recurring fair value measurements. Refer to the section within this note titled Fair Value Option of Financial Assets and Financial Liabilities for additional information. The loans not elected under the fair value option are accounted for at the lower of cost or fair value. The loans not elected under the fair value option are only loans carried at fair value that are accounted for at the lower of cost or fair value. We classified 21% and 49% of the loans held-for-sale reported at fair value as Level 3 at June 30, 2010, and December 31, 2009, respectively. Loans held-for-sale account for 18% and 32% of all assets reported at fair value at June 30, 2010, and December 31, 2009, respectively.

ALLY FINANCIAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Approximately 6% and 4% of the total loans held-for-sale carried at fair value are automotive loans at June 30, 2010, and December 31, 2009, respectively. These automotive loans are presented in the nonrecurring fair value measurement table. We based our valuation of automotive loans held-for-sale on internally developed discounted cash flow models (an income approach) and classified all these loans as Level 3. These valuation models estimate the exit price we expect to receive in the loan’s principal market, which depending on characteristics of the loans may be the whole-loan market, the securitization market, or committed prices contained in forward flow agreements. Although we utilize and give priority to market observable inputs, such as interest rates and market spreads within these models, we are typically required to utilize internal inputs, such as prepayment speeds, credit losses, and discount rates. While numerous controls exist to calibrate, corroborate, and validate these internal inputs, these internal inputs require the use of judgment and can have a significant impact on the determination of the loan’s value. Accordingly, we classified all automotive loans held-for-sale as Level 3.

Approximately 94% and 96% of the total loans held-for-sale carried at fair value are mortgage loans at June 30, 2010, and December 31, 2009, respectively. We originate or purchase mortgage loans in the United States that we intend to sell to Fannie Mae, Freddie Mac, and Ginnie Mae (collectively, the Agencies). Mortgage loans held-for-sale are typically pooled together and sold into certain exit markets depending on underlying attributes of the loan, such as agency eligibility (domestic only), product type, interest rate, and credit quality. Two valuation methodologies are used to determine the fair value of loans held-for-sale. The methodology used depends on the exit market as described below.

Loans valued using observable market prices for identical or similar assets — This includes all domestic loans that can be sold to the Agencies, which are valued predominantly by published forward agency prices. This will also include all nonagency domestic loans or international loans where recently negotiated market prices for the loan pool exist with a counterparty (which approximates fair value) or quoted market prices for similar loans are available. As these valuations are derived from quoted market prices, we classify these valuations as Level 2 in the fair value disclosures. As of June 30, 2010, and December 31, 2009, 83% and 52%, respectively, of the mortgage loans held-for-sale currently being carried at fair value were classified as Level 2.

Loans valued using internal models — To the extent observable market prices are not available, we will determine the fair value of loans held-for-sale using internally developed valuation models. These valuation models estimate the exit price we expect to receive in the loan’s principal market, which depending on characteristics of the loan may be the whole-loan or securitization market. Although we utilize and give priority to market observable inputs such as interest rates and market spreads within these models, we are typically required to utilize internal inputs, such as prepayment speeds, credit losses, and discount rates. While numerous controls exist to calibrate, corroborate, and validate these internal inputs, the generation of these internal inputs requires the use of judgment and can have a significant impact on the determination of the loan’s fair value. Accordingly, we classify these valuations as Level 3 in the fair value disclosures. As of June 30, 2010, and December 31, 2009, 17% and 48%, respectively, of the mortgage loans held-for-sale currently being carried at fair value are classified as Level 3.

Due to limited sales activity and periodically unobservable prices in certain markets, certain loans held-for-sale may transfer between Level 2 and Level 3 in future periods.

•

Consumer mortgage finance receivables and loans, net of unearned income — We elected the fair value option for certain consumer mortgage finance receivables and loans. The elected loans collateralized on-balance sheet securitization debt in which we estimated credit reserves pertaining to securitized assets that could have exceeded or already had exceeded our economic exposure. The elected loans represent a portion of the consumer finance receivable and loans on the Consolidated Balance Sheet. The balance that was not elected was reported on the balance sheet at the principal amount outstanding, net of charge-offs, allowance for loan losses, and premiums or discounts.

The mortgage loans that collateralized securitization debt are legally isolated from us and are beyond the reach of our creditors. The loans are measured at fair value using a portfolio approach or an in-use premise. Values of loans held on an in-use basis may differ considerably from loans held-for-sale that can be sold in the whole-loan

ALLY FINANCIAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

market. This difference arises primarily due to the liquidity of the asset- and mortgage-backed securitization market and is evident in the fact that spreads applied to lower rated asset- and mortgage-backed securities are considerably wider than spreads observed on senior bonds classes and in the whole-loan market. The objective in fair valuing the loans and related securitization debt is to account properly for our retained economic interest in the securitizations. As a result of reduced liquidity in capital markets, values of both these loans and the securitized bonds are expected to be volatile. Since this approach involves the use of significant unobservable inputs, we classified all the mortgage loans elected under the fair value option as Level 3, as of June 30, 2010, and December 31, 2009. Consumer finance receivables and loans accounted for 8% and 4% of all assets reported at fair value at June 30, 2010, and December 31, 2009, respectively. Refer to the section within this note titled Fair Value Option of Financial Assets and Financial Liabilities for additional information.

•

Commercial finance receivables and loans, net of unearned income — We evaluate our commercial finance receivables and loans, net of unearned income, for impairment. We generally base the evaluation on the fair value of the underlying collateral supporting the loans when expected to be the sole source of repayment. When the carrying value exceeds the fair value of the collateral, an impairment loss is recognized and reflected as a nonrecurring fair value measurement. As of June 30, 2010, 5% and 95% of the impaired commercial finance receivables and loans were classified as Level 2 and Level 3, respectively. As of December 31, 2009, 6% and 94% of the impaired commercial finance receivables and loans were classified as Level 2 and Level 3, respectively. Commercial finance receivables and loans accounted for 3% and 4% of all assets reported at fair value at June 30, 2010, and December 31, 2009.

•

Mortgage servicing rights — We typically retain MSRs when we sell assets into the secondary market. MSRs currently do not trade in an active market with observable prices; therefore, we use internally developed discounted cash flow models (an income approach) to estimate the fair value of MSRs. These internal valuation models estimate net cash flows based on internal operating assumptions that we believe would be used by market participants combined with market-based assumptions for loan prepayment rates, interest rates, and discount rates that we believe approximate yields required by investors in this asset. Cash flows primarily include servicing fees, float income, and late fees in each case less operating costs to service the loans. The estimated cash flows are discounted using an option-adjusted spread-derived discount rate. All MSRs were classified as Level 3 at June 30, 2010, and December 31, 2009. MSRs accounted for 10% of all assets reported at fair value at both June 30, 2010, and December 31, 2009.

•

Interests retained in financial asset sales — Interests retained in financial asset sales are carried at fair value. The interests retained are in securitization trusts and deferred purchase prices on the sale of whole-loans. Due to inactivity in the market, valuations are based on internally developed discounted cash flow models (an income approach) that use a market-based discount rate. The valuation considers recent market transactions, experience with similar assets, current business conditions, and analysis of the underlying collateral, as available. To estimate cash flows, we utilize various significant assumptions, including market observable inputs (e.g., forward interest rates) and internally developed inputs (e.g., prepayment speeds, delinquency levels, and credit losses). All interests retained were classified as Level 3 at June 30, 2010, and December 31, 2009. Interests retained in financial assets sales accounted for 2% and less than 1% of all assets reported at fair value at June 30, 2010, and December 31, 2009, respectively.

•

Derivative instruments — We manage risk through our balance of loan production and servicing businesses while using financial instruments (including derivatives) to manage risk related specifically to the value of loans held-for-sale, loans held-for-investment, MSRs, foreign currency debt; and we enter into interest rate swaps to facilitate transactions where the underlying receivables are sold to a nonconsolidated entity. Refer to Note 15 for additional information regarding the gains and losses recognized on the fair value of economic hedges within the Consolidated Statement of Income.

We enter into a variety of derivative financial instruments as part of our hedging strategies. Certain of these derivatives are exchange traded, such as Eurodollar futures, or traded within highly active dealer markets, such as agency to-be-announced securities. To determine the fair value of these instruments, we utilize the exchange price

ALLY FINANCIAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

or dealer market price for the particular derivative contract; therefore, we classified these contracts as Level 1. We classified 4% of the derivative assets and 10% of the derivative liabilities reported at fair value as Level 1 at June 30, 2010. We classified 7% of the derivative assets and 9% of the derivative liabilities reported at fair value as Level 1 at December 31, 2009.

We also execute over-the-counter derivative contracts, such as interest rate swaps, floors, caps, corridors, and swaptions. We utilize third-party-developed valuation models that are widely accepted in the market to value these over-the-counter derivative contracts. The specific terms of the contract and market observable inputs (such as interest rate forward curves and interpolated volatility assumptions) are entered into the model. We classified these over-the-counter derivative contracts as Level 2 because all significant inputs into these models were market observable. We classified 90% of the derivative assets and 85% of the derivative liabilities reported at fair value as Level 2 at June 30, 2010. We classified 77% of the derivative assets and 73% of the derivative liabilities reported at fair value as Level 2 at December 31, 2009.

We also hold certain derivative contracts that are structured specifically to meet a particular hedging objective. These derivative contracts often are utilized to hedge risks inherent within certain on-balance sheet securitizations. To hedge risks on particular bond classes or securitization collateral, the derivative’s notional amount is often indexed to the hedged item. As a result, we typically are required to use internally developed prepayment assumptions as an input into the model to forecast future notional amounts on these structured derivative contracts. Accordingly, we classified these derivative contracts as Level 3. We classified 6% of the derivative assets and 5% of the derivative liabilities reported at fair value as Level 3 at June 30, 2010. We classified 16% of the derivative assets and 18% of the derivative liabilities reported at fair value as Level 3 at December 31, 2009.

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

Derivative assets accounted for 16% and 8% of all assets reported at fair value at June 30, 2010, and December 31, 2009, respectively. Derivative liabilities accounted for 59% of all liabilities reported at fair value at both June 30, 2010, and December 31, 2009.

•

Derivative collateral placed with counterparties — Collateral in the form of investment securities are primarily carried at fair value using quoted prices in active markets for similar assets. We classified 100% and 96% of securities posted as collateral as Level 1 at June 30, 2010, and December 31, 2009, respectively. Securities posted as collateral accounted for less than 1% and 2% of all assets reported at fair value at June 30, 2010, and December 31, 2009, respectively.

•

Repossessed and foreclosed assets — Foreclosed on or repossessed assets resulting from loan defaults are carried at the lower of either cost or fair value less costs to sell and are included in other assets on the Consolidated Balance Sheet. The fair value disclosures include only assets carried at fair value less costs to sell.

The majority of assets acquired due to default are foreclosed assets. We revalue foreclosed assets on a periodic basis. We classified properties that are valued by independent third-party appraisals less costs to sell as Level 2. When third-party appraisals are not obtained, valuations are typically obtained from third-party broker price opinion; however, depending on the circumstances, the property list price or other sales price information may be used in lieu of a broker price opinion. Based on historical experience, we adjust these values downward to take into account damage and other factors that typically cause the actual liquidation value of foreclosed properties to be less than broker price opinion or other price sources. This valuation adjustment is necessary to ensure the valuation ascribed to these assets considers unique factors and circumstances surrounding the foreclosed asset. As a result of applying internally developed adjustments to the third-party-provided valuation of the foreclosed property, we

ALLY FINANCIAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

classified these assets as Level 3 in the fair value disclosures. As of June 30, 2010, we classified 38% and 62% of foreclosed and repossessed properties carried at fair value less costs to sell as Level 2 and Level 3, respectively. As of December 31, 2009, we classified 51% and 49% of foreclosed and repossessed properties carried at fair value less costs to sell as Level 2 and Level 3, respectively. Repossessed and foreclosed assets account for less than 1% of all assets reported at fair value at both June 30, 2010, and December 31, 2009.

•

On-balance sheet securitization debt — We elected the fair value option for certain mortgage loans held-for-investment and on-balance sheet securitization debt. In particular, we elected the fair value option on securitization debt issued by domestic on-balance sheet securitization vehicles as of January 1, 2008, in which we estimated credit reserves pertaining to securitized assets could have exceeded or already had exceeded our economic exposure. The objective in measuring the loans and related securitization debt at fair value was to approximate our retained economic interest and economic exposure to the collateral securing the securitization debt. The remaining on-balance sheet securitization debt that was not elected under the fair value option is reported on the balance sheet at cost, net of premiums or discounts and issuance costs.

We value securitization debt that was elected pursuant to the fair value option and any economically retained positions using market observable prices whenever possible. The securitization debt is principally in the form of asset- and mortgage-backed securities collateralized by the underlying mortgage loans held-for-investment. Due to the attributes of the underlying collateral and current market conditions, observable prices for these instruments are typically not available. In these situations, we consider observed transactions as Level 2 inputs in our discounted cash flow models. Additionally, the discounted cash flow models utilize other market observable inputs, such as interest rates, and internally derived inputs including prepayment speeds, credit losses, and discount rates. Fair value option elected financing securitization debt is classified as Level 3 as a result of the reliance on significant assumptions and estimates for model inputs. On-balance sheet securitization debt accounted for 41% of all liabilities reported at fair value at both June 30, 2010, and December 31, 2009. Refer to the section within this note titled Fair Value Option for Financial Assets and Financial Liabilities for a complete description of these securitizations.

ALLY FINANCIAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Recurring Fair Value

The following tables display the assets and liabilities measured at fair value on a recurring basis including financial instruments elected for the fair value option. We often economically hedge the fair value change of our assets or liabilities with derivatives and other financial instruments. The tables below display the hedges separately from the hedged items; therefore, they do not directly display the impact of our risk management activities.

	Recurring fair value measurements
June 30, 2010 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Trading securities
U.S. Treasury and federal agencies	$75	$—	$—	$75
Mortgage-backed
Residential	—	1	46	47
Asset-backed	—	—	87	87

Total trading securities	75	1	133	209
Investment securities
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	3,452	581	—	4,033
States and political subdivisions	—	7	—	7
Foreign government	952	273	—	1,225
Mortgage-backed
Residential	—	3,496	2	3,498
Asset-backed	—	1,692	8	1,700
Corporate debt securities	—	1,302	—	1,302
Other	—	1	—	1

Total debt securities	4,404	7,352	10	11,766
Equity securities	944	—	—	944

Total available-for-sale securities	5,348	7,352	10	12,710
Mortgage loans held-for-sale (a)	—	4,167	—	4,167
Consumer mortgage finance receivables and loans, net of unearned income (a)	—	—	2,345	2,345
Mortgage servicing rights	—	—	2,983	2,983
Other assets
Cash reserve deposits held-for-securitization trusts	—	—	2	2
Interests retained in financial asset sales	—	—	465	465
Fair value of derivative contracts in receivable position
Interest rate contracts	202	3,908	267	4,377
Foreign currency contracts	—	471	—	471

Total fair value of derivative contracts in receivable position	202	4,379	267	4,848
Derivative collateral placed with counterparties	142	—	—	142

Total assets	$5,767	$15,899	$6,205	$27,871

Liabilities
Secured debt
On-balance sheet securitization debt (a)	$—	$—	$(2,178)	$(2,178)
Accrued expenses and other liabilities
Fair value of derivative contracts in liability position
Interest rate contracts	(319)	(2,332)	(162)	(2,813)
Foreign currency contracts	—	(365)	—	(365)

Total fair value of derivative contracts in liability position	(319)	(2,697)	(162)	(3,178)

Total liabilities	$(319)	$(2,697)	$(2,340)	$(5,356)

(a)	Carried at fair value due to fair value option elections.

ALLY FINANCIAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Recurring fair value measurements
December 31, 2009 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Trading securities
Mortgage-backed
Residential	$—	$44	$99	$143
Asset-backed	—	—	596	596

Total trading securities	—	44	695	739
Investment securities
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	1,989	1,521	—	3,510
States and political subdivisions	—	811	—	811
Foreign government	911	262	—	1,173
Mortgage-backed
Residential	—	3,455	6	3,461
Asset-backed	—	985	20	1,005
Corporate debt securities	2	1,471	—	1,473
Other	47	—	—	47

Total debt securities	2,949	8,505	26	11,480
Equity securities	671	4	—	675

Total available-for-sale securities	3,620	8,509	26	12,155
Mortgage loans held-for-sale (a)	—	5,545	—	5,545
Consumer mortgage finance receivables and loans, net of unearned income (a)	—	—	1,303	1,303
Mortgage servicing rights	—	—	3,554	3,554
Other assets
Cash reserve deposits held-for-securitization trusts	—	—	31	31
Interests retained in financial asset sales	—	—	471	471
Fair value of derivative contracts in receivable position	184	2,035	435	2,654
Derivative collateral placed with counterparties	808	37	—	845

Total assets	$4,612	$16,170	$6,515	$27,297

Liabilities
Secured debt
On-balance sheet securitization debt (a)	$—	$—	$(1,294)	$(1,294)
Accrued expenses and other liabilities
Fair value of derivative contracts in liability position	(172)	(1,391)	(332)	(1,895)

Total liabilities	$(172)	$(1,391)	$(1,626)	$(3,189)

(a)	Carried at fair value due to fair value option elections.

ALLY FINANCIAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following tables present the reconciliation for all Level 3 assets and liabilities measured at fair value on a recurring basis. Transfers into or out of any hierarchy levels, if any (including any transfers shown in the following tables), are recognized as of the end of the reporting period in which the transfer occurred. We often economically hedge the fair value change of our assets or liabilities with derivatives and other financial instruments. The Level 3 items presented below may be hedged by derivatives and other financial instruments that are classified as Level 1 or Level 2. Thus, the following tables do not fully reflect the impact of our risk management activities.

	Level 3 recurring fair value measurements
		Net realized/unrealized gains (losses)			Purchases, issuances, and settlements, net	Fair value as of June 30, 2010	Net unrealized gains (losses) included in earnings still held as of June 30, 2010
($ in millions)	Fair value as of April 1, 2010	included in earnings		included in other comprehensive income
Assets
Trading securities
Mortgage-backed
Residential	$54	$(4	)(a)	$—	$(4)	$46	$2	(a)
Asset-backed	89	—		(2)	—	87	—

Total trading securities	143	(4)		(2)	(4)	133	2
Investment securities
Available-for-sale securities
Debt securities
Mortgage-backed
Residential	3	—		(1)	—	2	—
Asset-backed	13	—		—	(5)	8	—

Total debt securities	16	—		(1)	(5)	10	—
Consumer mortgage finance receivables and loans, net of unearned income (b)	2,572	375	(c)	—	(602)	2,345	166	(c)
Mortgage servicing rights	3,543	(748	)(d)	—	188	2,983	(748	)(d)
Other assets
Cash reserve deposits held-for-securitization trusts	2	—		—	—	2	—
Interests retained in financial asset sales	411	30	(e)	—	24	465	4	(e)
Fair value of derivative contracts in receivable (liability) position, net Interest rate contracts, net	4	136	(f)	—	(35)	105	196	(f)

Total assets	$6,691	$(211)		$(3)	$(434)	$6,043	$(380)

Liabilities
Secured debt
On-balance sheet securitization debt (b)	$(2,384)	$(361	)(c)	$—	$567	$(2,178)	$(201	)(c)

Total liabilities	$(2,384)	$(361)		$—	$567	$(2,178)	$(201)

(a)	The fair value adjustment was reported as other gain (loss) on investments, net, and the related interest was reported as interest and dividends on investment securities in the Consolidated Statement of Income.
(b)	Carried at fair value due to fair value option elections.
(c)	Refer to the next section of this note titled Fair Value Option for Financial Assets and Liabilities for the location of the gains and losses in the Consolidated Statement of Income.
(d)	Fair value adjustment was reported as servicing asset valuation and hedge activities, net, in the Consolidated Statement of Income.
(e)	Reported as other income, net of losses, in the Consolidated Statement of Income.
(f)	Refer to Note 15 for information related to the location of the gains and losses on derivative instruments in the Consolidated Statement of Income.

ALLY FINANCIAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Level 3 recurring fair value measurements
		Net realized/unrealized gains (losses)			Purchases, issuances, and settlements, net	Fair value as of June 30, 2010	Net unrealized gains (losses) included in earnings still held as of June 30, 2010
($ in millions)	Fair value as of January 1, 2010	included in earnings		included in other comprehensive income
Assets
Trading securities
Mortgage-backed
Residential	$99	$—		$—	$(53)	$46	$11	(a)
Asset-backed	596	—		—	(509)	87	—

Total trading securities	695	—		—	(562)	133	11
Investment securities
Available-for-sale securities
Debt securities
Mortgage-backed
Residential	6	—		(1)	(3)	2	—
Asset-backed	20	—		—	(12)	8	—

Total debt securities	26	—		(1)	(15)	10	—
Consumer mortgage finance receivables and loans, net of unearned income (b)	1,303	788	(c)	—	254	2,345	368	(c)
Mortgage servicing rights	3,554	(944	)(d)	—	373	2,983	(944	)(d)
Other assets
Cash reserve deposits held-for-securitization trusts	31	—		—	(29)	2	—
Interests retained in financial asset sales	471	33	(e)	—	(39)	465	6	(e)
Fair value of derivative contracts in receivable (liability) position, net Interest rate contracts, net	103	(9	)(f)	—	11	105	139	(f)

Total assets	$6,183	$(132)		$(1)	$(7)	$6,043	$(420)

Liabilities
Secured debt
On-balance sheet securitization debt (b)	$(1,294)	$(774	)(c)	$—	$(110)	$(2,178)	$(442	)(c)

Total liabilities	$(1,294)	$(774)		$—	$(110)	$(2,178)	$(442)

(a)	The fair value adjustment was reported as other gain (loss) on investments, net, and the related interest was reported as interest and dividends on investment securities in the Consolidated Statement of Income.
(b)	Carried at fair value due to fair value option elections.
(c)	Refer to the next section of this note titled Fair Value Option for Financial Assets and Liabilities for the location of the gains and losses in the Consolidated Statement of Income.
(d)	Fair value adjustment was reported as servicing asset valuation and hedge activities, net, in the Consolidated Statement of Income.
(e)	Reported as other income, net of losses, in the Consolidated Statement of Income.
(f)	Refer to Note 15 for information related to the location of the gains and losses on derivative instruments in the Consolidated Statement of Income.

ALLY FINANCIAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Level 3 recurring fair value measurements
($ in millions)	Fair value as of April 1, 2009	Net realized/unrealized gains (losses)			Purchases, issuances, and settlements, net	Net transfers into/ (out of) Level 3	Fair value as of June 30, 2009	Net unrealized gains (losses) included in earnings still held as of June 30, 2009
		included in earnings		included in other comprehensive income
Assets
Trading securities
Mortgage-backed
Residential	$172	$(52	)(a)	$—	$(9)	$19	$130	$(36	)(a)
Asset-backed	534	75	(a)	7	(12)	—	604	(205	)(a)

Total trading securities	706	23		7	(21)	19	734	(241)
Investment securities
Available-for-sale securities
Debt securities
Mortgage-backed
Residential	2	—		(5)	—	7	4	—
Asset-backed	409	2	(a)	2	—	—	413	(4	)(a)
Equity securities	22	—		1	—	(23)	—	—

Total available-for-sale securities	433	2		(2)	—	(16)	417	(4)
Consumer mortgage finance receivables and loans, net of unearned income (b)	1,663	321	(c)	—	(396)	—	1,588	190	(c)
Mortgage servicing rights	2,587	678	(d)	—	244	—	3,509	683	(d)
Other assets
Cash reserve deposits held-for-securitization trusts	30	2	(e)	—	1	—	33	(109	)(e)
Interests retained in financial asset sales	822	4	(e)	4	(168)	—	662	—	(e)
Fair value of derivative contracts in receivable (liability) position, net	319	78	(f)	—	(249)	77	225	288	(f)

Total assets	$6,560	$1,108		$9	$(589)	$80	$7,168	$807

Liabilities
Secured debt
On-balance sheet securitization debt (b)	$(1,676)	$(308	)(c)	$—	$410	$—	$(1,574)	$(189	)(c)

Total liabilities	$(1,676)	$(308)		$—	$410	$—	$(1,574)	$(189)

(a)	The fair value adjustment was reported as other gain (loss) on investments, net, and the related interest was reported as interest and dividends on investment securities in the Consolidated Statement of Income.
(b)	Carried at fair value due to fair value option elections.
(c)	Refer to next section of this note titled Fair Value Option for Financial Assets and Liabilities for the location of the gains and losses in the Consolidated Statement of Income.
(d)	Fair value adjustment was reported as servicing asset valuation and hedge activities, net, in the Consolidated Statement of Income.
(e)	Reported as other income, net of losses, in the Consolidated Statement of Income.
(f)	Refer to Note 15 for information related to the location of the gains and losses on derivative instruments in the Consolidated Statement of Income.

ALLY FINANCIAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Level 3 recurring fair value measurements
($ in millions)	Fair value as of January 1, 2009	Net realized/unrealized gains (losses)			Purchases, issuances, and settlements, net	Net transfers into/ (out of) Level 3	Fair value as of June 30, 2009	Net unrealized gains (losses) included in earnings still held as of June 30, 2009
		included in earnings		included in other comprehensive income
Assets
Trading securities
Mortgage-backed
Residential	$174	$(53	)(a)	$—	$(10)	$19	$130	$(41	)(a)
Asset-backed	546	70	(a)	5	(17)	—	604	(482	)(a)

Total trading securities	720	17		5	(27)	19	734	(523)
Investment securities
Available-for-sale securities
Debt securities
Mortgage-backed
Residential	2	—		(5)	—	7	4	—
Asset-backed	607	2	(a)	3	(199)	—	413	(8	)(a)
Equity securities	22	—		1	—	(23)	—	—

Total available-for-sale securities	631	2		(1)	(199)	(16)	417	(8)
Consumer mortgage finance receivables and loans, net of unearned income (b)	1,861	509	(c)	—	(782)	—	1,588	248	(c)
Mortgage servicing rights	2,848	322	(d)	—	339	—	3,509	335	(d)
Other assets
Cash reserve deposits held-for-securitization trusts	41	(4	)(e)	(1)	(3)	—	33	(221	)(e)
Interests retained in financial asset sales	1,001	(65	)(e)	4	(278)	—	662	4	(e)
Fair value of derivative contracts in receivable (liability) position, net	149	402	(f)	(5)	(466)	145	225	876	(f)

Total assets	$7,251	$1,183		$2	$(1,416)	$148	$7,168	$711

Liabilities
Secured debt
On-balance sheet securitization debt (b)	$(1,899)	$(444	)(c)	$—	$769	$—	$(1,574)	$(224	)(c)

Total liabilities	$(1,899)	$(444)		$—	$769	$—	$(1,574)	$(224)

(a)	The fair value adjustment was reported as other gain (loss) on investments, net, and the related interest was reported as interest and dividends on investment securities in the Consolidated Statement of Income.
(b)	Carried at fair value due to fair value option elections.
(c)	Refer to next section of this note titled Fair Value Option for Financial Assets and Liabilities for the location of the gains and losses in the Consolidated Statement of Income.
(d)	Fair value adjustment was reported as servicing asset valuation and hedge activities, net, in the Consolidated Statement of Income.
(e)	Reported as other income, net of losses, in the Consolidated Statement of Income.
(f)	Refer to Note 15 for information related to the location of the gains and losses on derivative instruments in the Consolidated Statement of Income.

ALLY FINANCIAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Nonrecurring Fair Value

We may be required to measure certain assets and liabilities at fair value from time to time. These periodic fair value measures typically result from the application of lower of cost or fair value accounting or certain impairment measures under GAAP. These items would constitute nonrecurring fair value measures.

The following tables display the assets and liabilities measured at fair value on a nonrecurring basis and held at June 30, 2010 and 2009.

	Nonrecurring fair value measures				Lower of cost or fair value or valuation reserve allowance	Total gains (losses) included in earnings for the three months ended		Total gains (losses) included in earnings for the six months ended
June 30, 2010 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Loans held-for-sale (a)
Automotive	$—	$—	$295	$295	$(96)	n/m	(b)	n/m	(b)
Mortgage	—	—	835	835	(61)	n/m	(b)	n/m	(b)

Total loans held-for-sale	—	—	1,130	1,130	(157)	n/m	(b)	n/m	(b)
Commercial finance receivables and loans, net of unearned income (c)
Automotive	—	—	379	379	(81)	n/m	(b)	n/m	(b)
Mortgage	—	44	65	109	(59)	n/m	(b)	n/m	(b)
Other	—	—	486	486	(161)	n/m	(b)	n/m	(b)

Total commercial finance receivables and loans, net of unearned income	—	44	930	974	(301)
Other assets
Real estate and other investments (d)	—	23	—	23	n/m (e)	$1		$2
Repossessed and foreclosed assets, net (f)	—	44	73	117	(29)	n/m	(b)	n/m	(b)

Total assets	$—	$111	$2,133	$2,244	$(487)	$1		$2

n/m = not meaningful

(a)	Represents assets held-for-sale that are required to be measured at the lower of cost or fair value. The table above includes only assets with fair values below cost as of June 30, 2010. The related valuation allowance represents the cumulative adjustment to fair value of those specific assets.
(b)	We consider the applicable valuation or loan loss allowance to be the most relevant indicator of the impact on earnings caused by the fair value measurement. Accordingly, the table above excludes total gains and losses included in earnings for these items. The carrying values are inclusive of the respective valuation or loan loss allowance.
(c)	Represents the portion of the portfolio impaired as of June 30, 2010. The related valuation allowance represents the cumulative adjustment to fair value of those specific receivables.
(d)	Represents assets impaired as of June 30, 2010. The total loss included in earnings represents adjustments to the fair value of the portfolio based on actual sales during the three months and six months ended June 30, 2010.
(e)	The total loss included in earnings is the most relevant indicator of the impact on earnings.
(f)	The allowance provided for repossessed and foreclosed assets represents any cumulative valuation adjustment recognized to adjust the assets to fair value less costs to sell.

ALLY FINANCIAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Nonrecurring fair value measures				Lower of cost or fair value or valuation reserve allowance	Total gains (losses) included in earnings for the three months ended		Total gains (losses) included in earnings for the six months ended
June 30, 2009 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Loans held-for-sale (a)	$—	$269	$506	$775	$(725)	n/m	(b)	n/m	(b)
Commercial finance receivables and loans, net of unearned income (c)	—	397	2,587	2,984	(1,199)	$—	(d)	$(87	)(d)
Other assets
Real estate and other investments (e)	—	129	—	129	n/m (f)	5		6
Repossessed and foreclosed assets, net (g)	—	205	123	328	(107)	n/m	(b)	n/m	(b)
Goodwill (h)	—	—	—	—	n/m (f)	(607)		(607)

Total assets	$—	$1,000	$3,216	$4,216	$(2,031)	$(602)		$(688)

n/m = not meaningful

(a)	Represents assets held-for-sale that are required to be measured at the lower of cost or fair value. The table above includes only assets with fair values below cost as of June 30, 2009. The related valuation allowance represents the cumulative adjustment to fair value of those specific assets.
(b)	We consider the applicable valuation or loan loss allowance to be the most relevant indicator of the impact on earnings caused by the fair value measurement. Accordingly, the table above excludes total gains and losses included in earnings for these items. The carrying values are inclusive of the respective valuation or loan loss allowance.
(c)	Represents the portion of the commercial portfolio impaired as of June 30, 2009. The related valuation allowance represents the cumulative adjustment to fair value of those specific receivables.
(d)	Represents losses recognized on the impairment of our resort finance business, which provided debt capital to resort and timeshare developers. Refer to footnote (b) for information related to the other commercial finance receivables and loans, net of unearned income, for which impairment was recognized.
(e)	Represents assets impaired as of June 30, 2009. The total loss included in earnings represents adjustments to the fair value of the portfolio based on actual sales during the three months and six months ended June 30, 2009.
(f)	The total loss included in earnings is the most relevant indicator of the impact on earnings.
(g)	The allowance provided for repossessed and foreclosed assets represents any cumulative valuation adjustment recognized to adjust the assets to fair value less costs to sell.
(h)	Represents goodwill impaired as of June 30, 2009. The impairment related to a reporting unit within our Insurance operations.

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

ALLY FINANCIAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

To mitigate the divergence between accounting losses and economic exposure, we elected the fair value option for a portion of the domestic on-balance sheet securitizations. In particular, we elected the fair value option for domestic on-balance sheet securitization vehicles in which we estimated that the credit reserves pertaining to securitized assets could have exceeded or already had exceeded our economic exposure. The fair value option election was made at a securitization level; thus the election was made for both the consumer mortgage finance receivables and loans and the related portion of on-balance sheet securitized debt for these particular securitizations.

We carry the fair value-elected loans as consumer finance receivable and loans, net of unearned income, on the Consolidated Balance Sheet. Our policy is to separately record interest income on the fair value-elected loans (unless the loans are placed on nonaccrual status); however, the accrued interest was excluded from the fair value presentation. We classified the fair value adjustment recorded for the loans as other income, net of losses, in the Consolidated Statement of Income.

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

We carry the fair value-elected government- and agency-eligible loans as loans held-for-sale on the Consolidated Balance Sheet. Our policy is to separately record interest income on the fair value-elected loans (unless they are placed on nonaccrual status); however, the accrued interest was excluded from the fair value presentation. Upfront fees and costs related to the fair value-elected loans were not deferred or capitalized. The fair value adjustment recorded for these loans is classified as gain (loss) on mortgage loans, net, in the Consolidated Statement of Income. In accordance with GAAP, the fair value option election is irrevocable once the asset is funded even if it is subsequently determined that a particular loan cannot be sold under government programs or to the agencies.

ALLY FINANCIAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following tables summarize the fair value option elections and information regarding the amounts recorded as earnings for each fair value option-elected item.

	Changes included in the Consolidated Statement of Income for the three months ended June 30, 2010
($ in millions)	Consumer financing revenue	Loans held-for-sale revenue	Total interest expense	Gain on mortgage loans, net	Other income, net of losses	Total included in earnings	Change in fair value due to credit risk (a)
Assets
Mortgage loans held-for-sale	$—	$36	$—	$225	$—	$261	$—	(b)
Consumer mortgage finance receivables and loans, net of unearned income	159	—	—	—	215	374	(35	)(c)
Liabilities
Secured debt
On-balance sheet securitization debt	$(18)	$—	$(71)	$—	$(271)	$(360)	$34	(d)

Total						$275

(a)	Factors other than credit quality that impact fair value include changes in market interest rates and the illiquidity or marketability in the current marketplace. Lower levels of observable data points in illiquid markets generally result in wide bid/offer spreads.
(b)	The credit impact for loans held-for-sale is assumed to be zero because the loans are either suitable for sale or are covered by a government guarantee.
(c)	The credit impact for consumer mortgage finance receivables and loans was quantified by applying internal credit loss assumptions to cash flow models.
(d)	The credit impact for on-balance sheet securitization debt is assumed to be zero until our economic interests in a particular securitization is reduced to zero at which point the losses on the underlying collateral will be expected to be passed through to third-party bondholders. Losses allocated to third-party bondholders, including changes in the amount of losses allocated, will result in fair value changes due to credit. We also monitor credit ratings and will make credit adjustments to the extent any bond classes are downgraded by rating agencies.

	Changes included in the Consolidated Statement of Income for the six months ended June 30, 2010
($ in millions)	Consumer financing revenue	Loans held-for-sale revenue	Total interest expense	Gain on mortgage loans, net	Other income, net of losses	Total included in earnings	Change in fair value due to credit risk (a)
Assets
Mortgage loans held-for-sale	$—	$92	$—	$409	$—	$501	$—	(b)
Consumer mortgage finance receivables and loans, net of unearned income	328	—	—	—	459	787	(69	)(c)
Liabilities
Secured debt
On-balance sheet securitization debt	$(18)	$—	$(167)	$—	$(588)	$(773)	$71	(d)

Total						$515

(a)	Factors other than credit quality that impact fair value include changes in market interest rates and the illiquidity or marketability in the current marketplace. Lower levels of observable data points in illiquid markets generally result in wide bid/offer spreads.
(b)	The credit impact for loans held-for-sale is assumed to be zero because the loans are either suitable for sale or are covered by a government guarantee.
(c)	The credit impact for consumer mortgage finance receivables and loans was quantified by applying internal credit loss assumptions to cash flow models.
(d)	The credit impact for on-balance sheet securitization debt is assumed to be zero until our economic interests in a particular securitization is reduced to zero at which point the losses on the underlying collateral will be expected to be passed through to third-party bondholders. Losses allocated to third-party bondholders, including changes in the amount of losses allocated, will result in fair value changes due to credit. We also monitor credit ratings and will make credit adjustments to the extent any bond classes are downgraded by rating agencies.

ALLY FINANCIAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Changes included in the Consolidated Statement of Income for the three months ended June 30, 2009
($ in millions)	Consumer financing revenue	Total interest expense	Other income, net of losses	Total included in earnings	Change in fair value due to credit risk (a)
Assets
Consumer mortgage finance receivables and loans, net of unearned income	$133	$—	$188	$321	$22	(b)
Liabilities
Secured debt
On-balance sheet securitization debt	$—	$(59)	$(249)	$(308)	$22	(c)

Total				$13

(a)	Factors other than credit quality that impact fair value include changes in market interest rates and the illiquidity or marketability in the current marketplace. Lower levels of observable data points in illiquid markets generally result in wide bid/offer spreads.
(b)	The credit impact for consumer mortgage finance receivables and loans was quantified by applying internal credit loss assumptions to cash flow models.
(c)	The credit impact for on-balance sheet securitization debt is assumed to be zero until our economic interests in a particular securitization is reduced to zero at which point the losses on the underlying collateral will be expected to be passed through to third-party bondholders. Losses allocated to third-party bondholders, including changes in the amount of losses allocated, will result in fair value changes due to credit. We also monitor credit ratings and will make credit adjustments to the extent any bond classes are downgraded by rating agencies.

	Changes included in the Consolidated Statement of Income for the six months ended June 30, 2009
($ in millions)	Consumer financing revenue	Total interest expense	Other income, net of losses	Total included in earnings	Change in fair value due to credit risk (a)
Assets
Consumer mortgage finance receivables and loans, net of unearned income	$276	$—	$233	$509	$(43	)(b)
Liabilities
Secured debt
On-balance sheet securitization debt	$—	$(119)	$(325)	$(444)	$84	(c)

Total				$65

(a)	Factors other than credit quality that impact fair value include changes in market interest rates and the illiquidity or marketability in the current marketplace. Lower levels of observable data points in illiquid markets generally result in wide bid/offer spreads.
(b)	The credit impact for consumer mortgage finance receivables and loans was quantified by applying internal credit loss assumptions to cash flow models.
(c)	The credit impact for on-balance sheet securitization debt is assumed to be zero until our economic interests in a particular securitization is reduced to zero at which point the losses on the underlying collateral will be expected to be passed through to third-party bondholders. Losses allocated to third-party bondholders, including changes in the amount of losses allocated, will result in fair value changes due to credit. We also monitor credit ratings and will make credit adjustments to the extent any bond classes are downgraded by rating agencies.

Interest income on consumer mortgage finance receivables and loans is measured by multiplying the unpaid principal balance on the loans by the coupon rate and the number of days of interest due. Interest expense on the on-balance sheet securitization debt is measured by multiplying bond principal by the coupon rate and number of days of interest due to the investor.

ALLY FINANCIAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following tables provide the aggregate fair value and the aggregate unpaid principal balance for the fair value option-elected loans and long-term debt instruments.

June 30, 2010 ($ in millions)	Unpaid principal balance	Fair value (a)
Assets
Mortgage loans held-for-sale
Total loans	$3,976	$4,167
Nonaccrual loans	1	1
Loans 90+ days past due (b)	—	—
Consumer mortgage finance receivables and loans, net of unearned income
Total loans	9,501	2,345
Nonaccrual loans	2,556	(c	)
Loans 90+ days past due (b)	1,601	(c	)
Liabilities
Secured debt
On-balance sheet securitization debt	$(9,479)	$(2,178)

(a)	Excludes accrued interest receivable.
(b)	Loans 90+ days past due are also presented within the nonaccrual loan balance and the total loan balance.
(c)	The fair value of consumer mortgage finance receivables and loans is calculated on a pooled basis, which does not allow us to reliably estimate the fair value of loans 90+ days past due or nonaccrual loans. As a result, the fair value of these loans is not included in the table above. Unpaid principal balances were provided to allow assessment of the materiality of loans 90+ days past due and nonaccrual loans relative to total loans. For further discussion regarding the pooled basis, refer to the previous section of this note titled Consumer mortgage finance receivables and loans, net of unearned income.

December 31, 2009 ($ in millions)	Unpaid principal balance	Fair value
Assets
Mortgage loans held-for-sale
Total loans	$5,427	$5,546
Nonaccrual loans	3	3
Loans 90+ days past due (a)	—	—
Consumer mortgage finance receivables and loans, net of unearned income
Total loans	7,180	1,303
Nonaccrual loans	2,343	(b	)
Loans 90+ days past due (a)	1,434	(b	)
Liabilities
Secured debt
On-balance sheet securitization debt	$(7,166)	$(1,293)

(a)	Loans 90+ days past due are also presented within the nonaccrual loan balance and within the total loan balance.
(b)	The fair value of consumer mortgage finance receivables and loans is calculated on a pooled basis, which does not allow us to reliably estimate the fair value of loans 90+ days past due or nonaccrual loans. As a result, the fair value of these loans is not included in the table above. Unpaid principal balances were provided to allow assessment of the materiality of loans 90+ days past due and nonaccrual loans relative to total loans. For further discussion regarding the pooled basis, refer to the previous section of this note titled, Consumer mortgage finance receivables and loans, net of unearned income.

ALLY FINANCIAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Fair Value of Financial Instruments

The following table presents the carrying and estimated fair value of assets and liabilities that are considered financial instruments. Accordingly, items that do not meet the definition of a financial instrument are excluded from the table. When possible, we use quoted market prices to determine fair value. Where quoted market prices are not available, the fair value is internally derived based on appropriate valuation methodologies with respect to the amount and timing of future cash flows and estimated discount rates. However, considerable judgment is required in interpreting market data to develop estimates of fair value, so the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions or estimation methodologies could be material to the estimated fair values. Fair value information presented herein is based on information available at June 30, 2010, and December 31, 2009.

	June 30, 2010		December 31, 2009
($ in millions)	Carrying value	Fair value	Carrying value	Fair value
Financial assets
Trading securities	$209	$209	$739	$739
Investment securities	12,710	12,710	12,158	12,158
Loans held-for-sale (a)	10,382	9,580	20,625	19,855
Finance receivables and loans, net	90,339	88,343	75,256	72,213
Fair value of derivative contracts in receivable position	4,848	4,848	2,654	2,654
Derivative collateral placed with counterparties (b)	142	142	845	845
Interests retained in financial asset sales	465	465	471	471
Financial liabilities
Debt (c)	$92,796	$94,782	$98,819	$95,588
Deposit liabilities (d)	33,712	34,039	30,549	30,795
Fair value of derivative contracts in liability position	3,178	3,178	1,895	1,895

(a)	The balance includes options to repurchase delinquent assets from certain off-balance securitizations and agency whole-loan sales. We are not exposed to the losses on these delinquent loans, unless we exercise the repurchase option. Until we exercise the option, the carrying value of these loans equals the unpaid principal balance and the fair value is based on internal valuation models. As a result, the carrying value (or unpaid principal balance) is greater than the fair value due to the underlying characteristics of the loans.
(b)	Represents collateral in the form of investment securities.
(c)	Debt includes deferred interest for zero-coupon bonds of $537 million and $506 million as of June 30, 2010, and December 31, 2009, respectively.
(d)	The carrying value and fair value amounts exclude dealer deposits.

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

ALLY FINANCIAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

•

Derivative collateral placed with counterparties — Derivative collateral placed with counterparties in the table above represents only collateral in the form of investment securities. Refer to the previous section of this note also titled Derivative collateral placed with counterparties for additional information.

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

We account for VIEs under the requirements of ASU 810, Consolidation. ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which amended ASC 810, became effective on January 1, 2010, and upon adoption, we consolidated certain entities, including securitization trusts that were previously held off-balance sheet. As of January 1, 2010, we recognized a day-one net increase of $17.6 billion to assets and liabilities on our consolidated balance sheet. ($10.1 billion of the increase relates to operations classified as held-for-sale). Refer to Note 1 for additional information related to the adoption of ASU 2009-17. Refer to our Consolidated Balance Sheet for a detailed listing of the assets and liabilities of our consolidated VIEs as of June 30, 2010.

The following describes the VIEs that we consolidated or in which we had a significant variable interest. We had certain secured funding arrangements that were structured through consolidating entities, as described in further detail in Note 13.

•

On-balance sheet securitization trusts — We hold variable interests in certain securitization transactions that are VIEs. The nature of, purpose of, activities of, and our continuing involvement with the consolidated securitization trusts is virtually identical to those of our off-balance sheet securitization trusts, which are discussed in Note 9. As part of our securitizations, we typically retain servicing responsibilities. We also hold retained interests in these consolidated securitization trusts, which represent a continuing economic interest in the securitization. The retained interests include, but are not limited to, senior or subordinate mortgage- or asset-backed securities, interest-only strips, principal-only strips, and residuals. Certain of these retained interests provide credit enhancement to the securitization structure as they may absorb credit losses or other cash shortfalls. Additionally, the securitization

ALLY FINANCIAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

documents may require cash flows to be directed away from certain of our retained interests due to specific over collateralization requirements, which may or may not be performance-driven. Because the securitization trusts are consolidated, these retained interests are not recognized as a separate asset on our Consolidated Balance Sheet.

Prior to the adoption of ASU 2009-17, we were the primary beneficiary because we typically held the first loss position in these securitization transactions and, as a result, anticipated absorbing the majority of the expected losses of the VIE; thus, we consolidated these entities. Subsequent to adoption of ASU 2009-17, we are the primary beneficiary because we have a controlling financial interest in the VIE as we have both power over the VIE, primarily due to our servicing activities, and we hold a variable interest in the VIE. The assets of the consolidated securitization trusts totaled $49.4 billion and $38.4 billion at June 30, 2010, and December 31, 2009, respectively. The majority of the assets are included as finance receivables and loans, net of unearned interest, or assets of operations held-for-sale on the Consolidated Balance Sheet. The liabilities of these entities totaled $39.0 billion and $28.9 billion at June 30, 2010, and December 31, 2009, respectively. The majority of these liabilities were included as secured debt or liabilities of operations held-for-sale on the Consolidated Balance Sheet.

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

•

Servicing funding — To assist in the financing of our servicing advance receivables, our Mortgage operations formed an SPE to issue term notes to third-party investors that are collateralized by servicing advance receivables. These servicing advance receivables were transferred to the SPE and consisted of delinquent principal and interest advances made by our Mortgage operations, as servicer, to various investors; property taxes and insurance premiums advanced to taxing authorities and insurance companies on behalf of borrowers; and amounts advanced for mortgages in foreclosure. The SPE funds the purchase of the receivables through financing obtained from the third-party investors and subordinated loans or an equity contribution from our Mortgage operations. Management determined that we were the primary beneficiary of the SPE and therefore consolidated the entity. The assets of this entity totaled $1.0 billion and $1.4 billion at June 30, 2010, and December 31, 2009, respectively, and were included in other assets on the Consolidated Balance Sheet. The liabilities of this entity totaled $1.0 billion at June 30, 2010, consisting of $779 million in third-party term notes that were included in debt on the Consolidated Balance Sheet and $270 million in affiliate payables to ResCap, which were eliminated in consolidation. The liabilities of this entity totaled $1.4 billion at December 31, 2009, consisting of $700 million in third-party term notes that were included in debt on the Consolidated Balance Sheet and $677 million in affiliate payables to ResCap that were eliminated in consolidation. The beneficial interest holder of this VIE does not have legal recourse to our general credit. We do not have a contractual obligation to provide any type of financial support in the future, nor did we provide noncontractual financial support to the entity during the three months ended June 30, 2010. On April 15, 2010, the terms of the facility were modified increasing the capacity to $858 million and extending the maturity to April 2011. A term note was issued for $508 million, and the existing variable funding note was reduced from $700 million to $350 million.

ALLY FINANCIAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

20.	Segment Information

Financial information for our reportable operating segments is summarized as follows.

	Global Automotive Services (a)
Three months ended June 30, ($ in millions)	North American Automotive Finance operations	International Automotive Finance operations (b)	Insurance operations	Mortgage operations (c)	Corporate and Other (d)	Consolidated (e)
2010
Net financing revenue (loss)	$889	$174	$—	$154	$(505)	$712
Other revenue	186	86	573	531	12	1,388

Total net revenue (loss)	1,075	260	573	685	(493)	2,100
Provision for loan losses	106	11	—	92	11	220
Other noninterest expense	339	144	465	363	123	1,434

Income (loss) from continuing operations before income tax expense (benefit)	630	105	108	230	(627)	446
Income tax expense (benefit) from continuing operations	176	4	22	(2)	(167)	33

Net income (loss) from continuing operations	454	101	86	232	(460)	413

Income (loss) from discontinued operations, net of tax	—	44	(4)	98	14	152

Net income (loss)	$454	$145	$82	$330	$(446)	$565

Total assets	$74,146	$16,596	$8,552	$46,043	$31,465	$176,802

2009
Net financing revenue (loss)	$729	$189	$—	$137	$(662)	$393
Other revenue (loss)	138	93	585	(84)	135	867

Total net revenue (loss)	867	282	585	53	(527)	1,260
Provision for loan losses	15	58	—	871	173	1,117
Other noninterest expense	401	191	486	517	131	1,726

Income (loss) from continuing operations before income tax expense (benefit)	451	33	99	(1,335)	(831)	(1,583)
Income tax expense (benefit) from continuing operations	972	145	28	(183)	134	1,096

Net (loss) income from continuing operations	(521)	(112)	71	(1,152)	(965)	(2,679)

Income (loss) from discontinued operations, net of tax	—	3	(586)	(639)	(2)	(1,224)

Net loss	$(521)	$(109)	$(515)	$(1,791)	$(967)	$(3,903)

Total assets	$64,040	$25,597	$11,588	$44,401	$35,622	$181,248

(a)	North American operations consist of automotive financing in the United States, Canada, and Puerto Rico. International operations consist of automotive financing and full-service leasing in all other countries.
(b)	Amounts include intrasegment eliminations between North American operations, International operations, and Insurance operations.
(c)	Represents the ResCap legal entity and the mortgage activities of Ally Bank and ResMor Trust.
(d)	Represents our Commercial Finance Group, certain equity investments, other corporate activities, the net impact from treasury asset liability management activities and reclassifications and eliminations between the reportable operating segments. At June 30, 2010, total assets were $2.4 billion for the Commercial Finance Group.
(e)	Net financing revenue (loss) after the provision for loan losses totaled $492 million and $(724) million for the three months ended June 30, 2010 and 2009, respectively.

ALLY FINANCIAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Global Automotive Services (a)
Six months ended June 30, ($ in millions)	North American Automotive Finance operations	International Automotive Finance operations (b)	Insurance operations	Mortgage operations (c)	Corporate and Other (d)	Consolidated (e)
2010
Net financing revenue (loss)	$1,802	$356	$—	$336	$(1,026)	$1,468
Other revenue (loss)	389	179	1,194	900	(176)	2,486

Total net revenue (loss)	2,191	535	1,194	1,236	(1,202)	3,954
Provision for loan losses	207	34	—	99	26	366
Other noninterest expense	701	354	903	751	252	2,961

Income (loss) from continuing operations before income tax expense (benefit)	1,283	147	291	386	(1,480)	627
Income tax expense (benefit) from continuing operations	433	(9)	83	6	(444)	69

Net income (loss) from continuing operations	850	156	208	380	(1,036)	558

Income (loss) from discontinued operations, net of tax	—	46	(5)	110	18	169

Net income (loss)	$850	$202	$203	$490	$(1,018)	$727

Total assets	$74,146	$16,596	$8,552	$46,043	$31,465	$176,802

2009
Net financing revenue (loss)	$1,590	$328	$—	$269	$(1,320)	$867
Other revenue (loss)	449	163	1,096	(28)	437	2,117

Total net revenue (loss)	2,039	491	1,096	241	(883)	2,984
Provision for loan losses	149	109	—	1,432	173	1,863
Other noninterest expense	778	389	961	1,071	182	3,381

Income (loss) from continuing operations before income tax expense (benefit)	1,112	(7)	135	(2,262)	(1,238)	(2,260)
Income tax expense (benefit) from continuing operations	1,016	138	34	(270)	54	972

Net income (loss) from continuing operations	96	(145)	101	(1,992)	(1,292)	(3,232)

Loss from discontinued operations, net of tax	—	(2)	(566)	(770)	(8)	(1,346)

Net income (loss)	$96	$(147)	$(465)	$(2,762)	$(1,300)	$(4,578)

Total assets	$64,040	$25,597	$11,588	$44,401	$35,622	$181,248

(a)	North American operations consist of automotive financing in the United States, Canada, and Puerto Rico. International operations consist of automotive financing and full-service leasing in all other countries.
(b)	Amounts include intrasegment eliminations between North American operations, International operations, and Insurance operations.
(c)	Represents the ResCap legal entity and the mortgage activities of Ally Bank and ResMor Trust.
(d)	Represents our Commercial Finance Group, certain equity investments, other corporate activities, the net impact from treasury asset liability management activities and reclassifications and eliminations between the reportable operating segments. At June 30, 2010, total assets were $2.4 billion for the Commercial Finance Group.
(e)	Net financing revenue (loss) after the provision for loan losses totaled $1,102 million and $(996) million for the six months ended June 30, 2010 and 2009, respectively.

ALLY FINANCIAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

21.	Subsequent Events

Declaration of Quarterly Dividend Payments

On July 14, 2010, the Ally Board of Directors declared quarterly dividend payments on certain outstanding preferred stock. This included a cash dividend of $1.125 per share, or a total of $257 million, on Fixed Rate Cumulative Mandatorily Convertible Preferred Stock, Series F-2, and a cash dividend of $17.31 per share, or a total of $45 million, on Fixed Rate Cumulative Perpetual Preferred Stock, Series G. The dividends are payable on August 16, 2010.

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

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2010	2009	2010	2009
Financial statement data
Total financing revenue and other interest income	$2,902	$3,389	$6,019	$6,916
Interest expense	1,664	1,940	3,369	3,936
Depreciation expense on operating lease assets	526	1,056	1,182	2,113

Net financing revenue	712	393	1,468	867
Total other revenue	1,388	867	2,486	2,117

Total net revenue	2,100	1,260	3,954	2,984
Provision for loan losses	220	1,117	366	1,863
Total noninterest expense	1,434	1,726	2,961	3,381

Income (loss) from continuing operations before income tax expense (benefit)	446	(1,583)	627	(2,260)
Income tax expense from continuing operations (a)	33	1,096	69	972

Net income (loss) from continuing operations	413	(2,679)	558	(3,232)

Income (loss) from discontinued operations, net of tax	152	(1,224)	169	(1,346)

Net income (loss)	$565	$(3,903)	$727	$(4,578)

Total assets	$176,802	$181,248	$176,802	$181,248
Total debt	$92,259	$105,175	$92,259	$105,175
Total equity	$20,773	$26,046	$20,773	$26,046
Financial ratios (b)
Return on assets
Net income (loss) from continuing operations	0.93%	(5.99)%	0.63%	(3.56)%
Net income (loss)	1.27%	(8.73)%	0.82%	(5.04)%
Return on equity
Net income (loss) from continuing operations	8.00%	(43.02)%	5.40%	(26.94)%
Net income (loss)	10.95%	(62.67)%	7.03%	(38.16)%
Equity to assets ratio	11.59%	13.93%	11.61%	13.22%
Regulatory capital ratios
Tier 1 capital	15.31%	13.64%	15.31%	13.64%
Total risk-based capital	16.84%	15.08%	16.84%	15.08%
Tier 1 leverage	12.64%	14.07%	12.64%	14.07%
Tier 1 common	5.24%	6.12%	5.24%	6.12%

(a)	Effective June 30, 2009, we converted into a corporation and, as a result, became subject to corporate U.S. federal, state, and local taxes beginning in the third quarter of 2009. Refer to Note 16 to the Consolidated Financial Statements for additional information regarding our change in tax status.
(b)	The 2010 ratios were computed based on average assets and average equity using a combination of monthly and daily average methodologies.

Overview

Ally is one of the world’s largest automotive financial services companies with approximately $176.8 billion of assets at June 30, 2010. Founded in 1919 as a wholly owned subsidiary of General Motors Corporation (currently General Motors Company or GM), Ally is the official preferred source of financing for GM, Chrysler, Saab, Suzuki, and Thor Industries vehicles and offers a full suite of automotive financing products and services in key markets around the world. Our other business units include mortgage operations and commercial finance, and our subsidiary, Ally Bank, which offers online retail banking products. Ally also operates as a bank holding company. On December 24, 2008, we became a bank holding company under the Bank Holding Company Act of 1956, as amended (the BHC Act).

Discontinued Operations

During 2009, we committed to sell certain operations of our International Automotive Finance operations, Insurance operations, Mortgage operations, and Commercial Finance Group, and classified certain of these operations as discontinued. During 2010, the operations of our International Automotive Finance operations in Australia and Russia and our U.K. mortgage operations were classified as discontinued. For all periods presented, all of the operating results for these operations were removed from continuing operations. Refer to Note 2 to the Consolidated Financial Statements for additional information regarding our discontinued operations.

Primary Lines of Business

Global Automotive Services and Mortgage are our primary lines of business. The following table summarizes the operating results excluding discontinued operations of each line of business for the three months and six months ended June 30, 2010 and 2009. Operating results for each of the lines of business are more fully described in the MD&A sections that follow.

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2010	2009	Favorable/ (unfavorable) % change	2010	2009	Favorable/ (unfavorable) % change
Total net revenue (loss)
Global Automotive Services
North American Automotive Finance operations	$1,075	$867	24	$2,191	$2,039	7
International Automotive Finance operations	260	282	(8)	535	491	9
Insurance operations	573	585	(2)	1,194	1,096	9
Mortgage operations	685	53	n/m	1,236	241	n/m
Corporate and Other	(493)	(527)	6	(1,202)	(883)	(36)

Total	$2,100	$1,260	67	$3,954	$2,984	33

Income (loss) from continuing operations before income tax expense
Global Automotive Services
North American Automotive Finance operations	$630	$451	40	$1,283	$1,112	15
International Automotive Finance operations	105	33	n/m	147	(7)	n/m
Insurance operations	108	99	9	291	135	116
Mortgage operations	230	(1,335)	117	386	(2,262)	117
Corporate and Other	(627)	(831)	25	(1,480)	(1,238)	(20)

Total	$446	$(1,583)	128	$627	$(2,260)	128

Net income (loss) from continuing operations
Global Automotive Services
North American Automotive Finance operations	$454	$(521)	187	$850	$96	n/m
International Automotive Finance operations	101	(112)	190	156	(145)	n/m
Insurance operations	86	71	21	208	101	106
Mortgage operations	232	(1,152)	120	380	(1,992)	119
Corporate and Other	(460)	(965)	52	(1,036)	(1,292)	20

Total	$413	$(2,679)	115	$558	$(3,232)	117

n/m = not meaningful

•

Our Global Automotive Services offer a wide range of financial services and products to retail automotive consumers, automotive dealerships, and other commercial businesses. Our Global Automotive Services consist of three separate reportable segments — North American Automotive Finance operations, International Automotive Finance operations, and Insurance operations. The products and services offered by our automotive finance services include the purchase of retail installment sales contracts and leases, offering of term loans to dealers, financing of dealer floorplans and other lines of credit to dealers, fleet leasing, and vehicle remarketing services. In addition, our automotive finance services utilize bank deposit funding at Ally Bank, asset securitizations, whole-loan sales through our forward flow agreements, and debt issuances, to the extent available, as components of our diversified funding strategy.

We also offer vehicle service contracts and selected commercial insurance coverages in the United States and internationally. We are a leading provider of vehicle service contracts with mechanical breakdown and maintenance coverages. Our vehicle service contracts offer vehicle owners and lessees mechanical repair protection and roadside assistance for new and used vehicles beyond the manufacturer’s new vehicle warranty. Additionally, we provide commercial insurance primarily covering dealers’ wholesale vehicle inventory.

We have significantly streamlined our international presence in recent years to focus on strategic operations and improve financial performance. Our International Automotive Finance operations will focus the majority of originations in five core international markets: Germany, the United Kingdom, Brazil, Mexico, and our joint venture in China.

On July 13, 2010, we announced our intention to rebrand the GMAC consumer and dealer-related automotive finance operations in the United States, Canada, and Mexico and begin using the Ally name during the month of August 2010. The Ally brand will be used for automotive financing activities to support the following manufacturers: General Motors, Chrysler, Saab, Thor Industries, and FIAT Mexico. Our automotive finance operations outside of these three countries will continue to operate under the GMAC brand as options for further use of the brand are evaluated.

On April 5, 2010, we announced that we expanded our automotive finance operations to include recreation vehicles and were selected by Thor Industries as the preferred financial provider for their retail customers. During June 2010, we began accepting retail finance applications for new and used recreation vehicles from Thor dealers in certain high volume states. We expect to expand retail financing nationwide to all qualified dealers in Thor’s U.S. network by the end of 2010.

On March 15, 2010, we announced that Spyker Cars N.V., which recently purchased Saab Automobile from General Motors, selected Ally as the preferred source of wholesale and retail financing for qualified Saab dealers and customers in North America and internationally.

On April 30, 2009, we entered into an agreement with Chrysler LLC (Chrysler) to provide automotive financing products and services to Chrysler dealers and customers. We are Chrysler’s preferred provider of new wholesale financing for dealer inventory in the United States, Canada, Mexico, and other international markets upon the mutual agreement of the parties. We provide dealer financing and services and retail financing to Chrysler dealers and customers as we deem appropriate according to our credit policies and in our sole discretion. Chrysler is obligated to provide us with certain exclusivity privileges including the use of Ally for designated minimum threshold percentages of certain of Chrysler’s retail financing subvention programs. The agreement extends through April 30, 2013, with automatic one-year renewals unless either we or Chrysler provides sufficient notice of nonrenewal.

•

Our Mortgage operations engage in the origination, purchase, servicing, sale, and securitization of consumer (i.e., residential) mortgage loans and mortgage-related products. Mortgage operations include the Residential Capital, LLC (ResCap) legal entity, the mortgage operations of Ally Bank, and the Canadian mortgage operations of ResMor Trust. In response to market conditions, our Mortgage operations substantially eliminated production of loans that do not conform to the underwriting guidelines of Fannie Mae, Freddie Mac, and Ginnie Mae in the United States.

•

Corporate and Other consist of our Commercial Finance Group, certain equity investments, other corporate activities, the net impact of treasury asset liability management (ALM) activities, and reclassifications and eliminations between the reportable operating segments.

Consolidated Results of Operations

The following table summarizes our consolidated operating results excluding discontinued operations for the periods shown.

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2010	2009	Favorable/ (unfavorable) % change	2010	2009	Favorable/ (unfavorable) % change
Net financing revenue
Total financing revenue and other interest income	$2,902	$3,389	(14)	$6,019	$6,916	(13)
Interest expense	1,664	1,940	14	3,369	3,936	14
Depreciation expense on operating lease assets	526	1,056	50	1,182	2,113	44

Net financing revenue	712	393	81	1,468	867	69
Other revenue
Net servicing income	363	168	116	615	220	180
Insurance premiums and service revenue earned	477	496	(4)	945	991	(5)
Gain on mortgage and automotive loans, net	266	206	29	537	489	10
(Loss) gain on extinguishment of debt	(3)	13	(123)	(121)	657	(118)
Other gain on investments, net	95	97	(2)	235	83	183
Other income, net of losses	190	(113)	n/m	275	(323)	185

Total other revenue	1,388	867	60	2,486	2,117	17
Total net revenue	2,100	1,260	67	3,954	2,984	33
Provision for loan losses	220	1,117	80	366	1,863	80
Noninterest expense
Insurance losses and loss adjustment expenses	224	261	14	435	546	20
Other operating expenses	1,210	1,465	17	2,526	2,835	11

Total noninterest expense	1,434	1,726	17	2,961	3,381	12
Income (loss) from continuing operations before income tax expense	446	(1,583)	128	627	(2,260)	128
Income tax expense from continuing operations	33	1,096	97	69	972	93

Net income (loss) from continuing operations	$413	$(2,679)	115	$558	$(3,232)	117

n/m = not meaningful

We earned net income from continuing operations of $413 million for the three months ended June 30, 2010, compared to a net loss of $2.7 billion for the three months ended June 30, 2009, and net income of $558 million for the six months ended June 30, 2010, compared to a net loss of $3.2 billion for the six months ended June 30, 2009. Continuing operations for the three months and six months ended June 30, 2010, were favorably impacted by the stabilization of our consumer and commercial portfolios and gains on the sale of foreclosed real estate compared to losses and impairments in 2009. Additionally we recognized favorable mortgage servicing rights valuations that resulted in increased net servicing income in 2010. Results were also positively impacted by lease portfolio remarketing gains due to strong used vehicle prices. Lastly, income tax expense decreased in 2010 relative to the prior year as a result of the initial tax expense adjustment associated with the recording of deferred tax liabilities related to our conversion from a limited liability company to a corporation in 2009.

Total financing revenue and other interest income decreased by 14% and 13% for the three months and six months ended June 30, 2010, respectively, compared to the same periods in 2009, primarily due to lower asset levels at our International Automotive Finance operations and Mortgage operations as a result of lower asset origination levels and portfolio runoff. Our International Automotive Finance operations experienced lower consumer and commercial asset levels due to lower consumer originations, lower dealer inventory levels, and the runoff of wind-down portfolios. Declines in asset levels at our Mortgage operations resulted from asset sales and portfolio runoff. Operating lease revenue (along with the related depreciation expense) at our Global Automotive Services decreased as a result of portfolio runoff and declining originations due to our strategic decisions in late 2008 to significantly curtail leasing. The decreases were partially offset by lease portfolio remarketing gains due to strong used vehicle prices and increases in consumer and commercial financing revenue related to the addition of non-GM automotive financing business.

Interest expense decreased $276 million and $567 million in the three months and six months ended June 30, 2010, respectively, compared to the same periods in 2009. Interest expense decreased $101 million and $207 million for the three months and six months ended June 30, 2010, respectively, within our International Automotive Finance operations and $71 million and $145 million for the three months and six months ended June 30, 2010, respectively, within our Mortgage operations primarily as a result of lower average borrowings related to lower asset levels. Additionally, interest expense decreased $99 million and $212 million for the three months and six months ended June 30, 2010, respectively, within Corporate and Other primarily due to favorable mark-to-market derivative activity.

Net servicing income was $363 million and $615 million for the three months and six months ended June 30, 2010, respectively, compared to $168 million and $220 million for the same periods in 2009. The increases were primarily due to favorable net valuations driven by slower than expected prepayment speeds resulting from the widening of mortgage spreads and lower home price appreciation. In contrast, during the three months and six months ended June 30, 2009, we recognized unfavorable mortgage servicing valuations resulting from reduced cash flows and increased prepayment assumptions due to lower mortgage interest rates.

Insurance premiums and service revenue earned decreased 4% and 5% in the three months and six months ended June 30, 2010, respectively, compared to the same periods in 2009. The decreases were primarily driven by lower earnings from our U.S. extended service contracts due to decreases in domestic written premiums over the last several years. These decreases were partially offset by increased volume in our international operations.

Gain on mortgage and automotive loans increased 29% and 10% for the three months and six months ended June 30, 2010, respectively, compared to the same periods in 2009. The increases during both periods were related to higher gains on the sale of retail automotive whole loans during 2010 and unfavorable valuation adjustments taken during 2009 on the held-for-sale portfolio. Additionally, the increase during the three months ended June 30, 2010, was due to gains on mortgage whole-loan sales in 2010, compared to no whole-loan sales in 2009. These increases were partially offset by higher gains on the sale of wholesale automotive receivables during 2009 compared to no gains in 2010 as there were no off-balance sheet wholesale funding transactions.

We incurred a loss on extinguishment of debt of $3 million and $121 million for the three months and six months ended June 30, 2010, respectively, compared to gains of $13 million and $657 million for the three months and six months ended June 30, 2009, respectively. The activity in all periods related to the extinguishment of certain Ally debt.

Other gain on investments was $95 million and $235 million for the three months and six months ended June 30, 2010, respectively, compared to $97 million and $83 million for the three months and six months ended June 30, 2009, respectively. The increase during the six months ended June 30, 2010, was primarily related to higher realized investment gains driven by overall market improvement. During the six months ended June 30, 2009, we recognized other-than-temporary impairments of $47 million.

Other income, net of losses, increased $303 million and $598 million for the three months and six months ended June 30, 2010, respectively, compared to the same periods in 2009. The improvements were driven by the recognition of gains on the sale of foreclosed real estate compared to losses and impairments in 2009 as well as the absence of loan origination income deferral in 2010 due to the fair value option election for our held-for-sale loans during the fourth quarter of 2009. Additionally, the six months ended June 30, 2009, was favorably impacted by improved derivative activity results and the absence of an $87 million fair value impairment upon the transfer of our resort finance business assets from held-for-sale to held-for-investment during 2009. Partially offsetting the increase during the three months ended June 30, 2010, was unfavorable net derivative activity.

The provision for loan losses was $220 million and $366 million for the three months and six months ended June 30, 2010, respectively, compared to $1.1 billion and $1.9 billion for the same periods in 2009. Our Mortgage operations’ provision for loan losses decreased $779 million and $1.3 billion as a result of the reduction in held-for-investment consumer finance receivables due to the strategic initiatives taken in late 2009. The provision for loan losses for both the three months and six months ended June 30, 2009, were driven by significant increases in delinquencies, severity, charge-offs, and loan modification debt forgiveness in our domestic mortgage loan portfolio; and higher reserves within our real estate lending portfolio. Our Commercial Finance Group’s provision for loan losses decreased $162 million and $147 million primarily due to decreases in specific reserves on several resort finance assets and clients within our European operations.

Insurance losses and loss adjustment expenses decreased 14% and 20% for the three months and six months ended June 30, 2010, respectively, compared to the same periods in 2009. The decreases were primarily driven by lower loss experience within our Mortgage operation’s captive reinsurance portfolio.

Other operating expenses decreased 17% and 11% for the three months and six months ended June 30, 2010, respectively, compared to the same periods in 2009, reflecting our continued expense reduction efforts. The improvements were primarily due to lower mortgage representation and warranty expenses of $140 million and $264 million, reduced professional service expenses of $56 million and $85 million, and lower full-service leasing vehicle maintenance costs of $26 million and $29 million for the three and six months ended June 30, 2010, respectively. These favorable impacts were partially offset by increased restructuring expenses of $14 million and $56 million primarily related to a corporate-wide cost savings initiative. Additionally, the six months ended June 30, 2010, was impacted by higher compensation and benefits expenses of $61 million related to the build out and centralization of global functions.

We recognized consolidated income tax expense of $33 million and $69 million for the three months and six months ended June 30, 2010, respectively, compared to $1.1 billion and $972 million for the same periods in 2009. The decreases in tax expense during both periods were primarily related to the establishment of deferred tax liabilities related to our conversion from a limited liability company to a corporation effective June 30, 2009. Refer to Note 16 to the Consolidated Financial Statements for additional information regarding our change in tax status.

Global Automotive Services

Results for Global Automotive Services are presented by reportable segment, which includes our North American Automotive Finance operations, our International Automotive Finance operations, and our Insurance operations.

Our Global Automotive Services operations offer a wide range of financial services and insurance products to retail automotive consumers, automotive dealerships, and other commercial businesses. Our automotive finance services include purchasing retail installment sales contracts and leases, offering term loans to dealers, financing dealer floorplans and other lines of credit to dealers, and vehicle remarketing services. We also are a leading provider of vehicle service contracts with mechanical breakdown and maintenance coverages, and we provide commercial insurance primarily covering dealers’ wholesale vehicle inventory.

As a full-service automotive finance provider, we continue to hold a leadership position in both retail and wholesale financing for GM and Chrysler consumers and dealers. We remain committed to our strategic long-term partnerships with automotive manufacturers, which we believe are mutually beneficial to them, Ally, and our customers, the dealer community and consumers. GM has recently announced that it plans to acquire AmeriCredit Corp., an independent automotive finance company, and it is possible that other automotive manufacturers could establish or acquire captive finance companies or utilize other existing companies to support their financing needs. We believe that the breadth of our products and scale of our operations positions us to succeed in a fair competitive market even if our automotive partners establish or acquire captive finance companies.

North American Automotive Finance Operations

Results of Operations

The following table summarizes the operating results of our North American Automotive Finance operations for the periods shown. The amounts presented are before the elimination of balances and transactions with our other reportable segments.

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2010	2009	Favorable/ (unfavorable) % change	2010	2009	Favorable/ (unfavorable) % change
Net financing revenue
Consumer	$567	$463	22	$1,106	$961	15
Commercial	350	268	31	686	521	32
Loans held-for-sale	29	67	(57)	98	122	(20)
Operating leases	958	1,425	(33)	2,053	2,951	(30)
Interest and dividend income	39	69	(43)	95	137	(31)

Total financing revenue and other interest income	1,943	2,292	(15)	4,038	4,692	(14)
Interest expense	568	573	1	1,143	1,145	—
Depreciation expense on operating lease assets	486	990	51	1,093	1,957	44

Net financing revenue	889	729	22	1,802	1,590	13
Other revenue
Servicing fees	55	58	(5)	115	125	(8)
Gain on automotive loans, net	66	46	43	179	151	19
Other income	65	34	91	95	173	(45)

Total other revenue	186	138	35	389	449	(13)
Total net revenue	1,075	867	24	2,191	2,039	7
Provision for loan losses	106	15	n/m	207	149	(39)
Noninterest expense	339	401	15	701	778	10

Income before income tax expense	630	451	40	1,283	1,112	15
Income tax expense	176	972	82	433	1,016	57

Net income (loss)	$454	$(521)	187	$850	$96	n/m

Total assets	$74,146	$64,040	16	$74,146	$64,040	16

n/m = not meaningful

Our North American Automotive Finance operations earned net income of $454 million and $850 million for the three months and six months ended June 30, 2010, respectively, compared to a net loss of $521 million and net income of $96 million for the three months and six months ended June 30, 2009, respectively. The increases in net income for both periods were driven by decreases in tax expense primarily related to our conversion from a limited liability company to a corporation effective June 30, 2009. The three months and six months ended June 30, 2010, were also favorably impacted by increased loan origination volume related to improved economic conditions and the addition of non-GM consumer and commercial automotive financing business. Additionally, we experienced strong remarketing results, which reflected continued strength in the used vehicle market and higher remarketing volumes compared to the three months and six months ended June 30, 2009.

Total financing revenue and other interest income decreased 15% and 14% for the three months and six months ended June 30, 2010, respectively, compared to the same periods in 2009. The decreases were primarily related to a decline in operating lease revenue. Operating lease revenue (along with the related depreciation expense) decreased in both periods primarily due to a decline in the size of our operating lease portfolio resulting from our strategic decision in late 2008 to significantly curtail leasing. This decision was based on credit market dislocation and the significant decline in used vehicle prices that resulted in increasing residual losses during 2008 and an impairment of our lease portfolio. During the latter half of 2009, we re-entered the leasing market with more targeted lease product offerings. As a result, runoff of the legacy portfolio exceeded new origination volume. The decreases in operating lease revenue were largely offset by associated declines in depreciation expense, which were also favorably impacted by remarketing gains as a result of continued strength in the used vehicle market and higher remarketing volume. Consumer financing revenue (combined with interest income on consumer loans held-for-sale) increased 12% and 11% during the three months and six months ended June 30, 2010, respectively, due to an increase in consumer asset levels primarily related to the consolidation of consumer loans that were previously classified as off-balance sheet securitization transactions. Refer to Note 19 to the Consolidated Financial Statements for further information regarding the consolidation of these assets. Additionally, consumer loan origination volume increased as a result of improved economic conditions and the addition of non-GM business. The increase was partially offset by a change in the consumer asset mix related to the runoff of the higher yielding subprime automotive financing portfolio. Commercial revenue increased 31% and 32%, compared to the three months and six months ended June 30, 2009, respectively, primarily due to increases in the commercial loan balance driven by the addition of Chrysler wholesale floorplan business and increased GM production.

Net gain on automotive loans was $66 million and $179 million for the three and six months ended June 30, 2010, respectively, compared to $46 million and $151 million for the same periods in 2009. The increases during both periods were related to higher gains on the sale of retail whole loans during 2010 and unfavorable valuation adjustments taken during 2009 on the held-for-sale portfolio. These increases were partially offset by higher gains on the sale of wholesale receivables during 2009 compared to no gains in 2010 as there were no off-balance sheet wholesale funding transactions.

Other income increased 91% and decreased 45% for the three months and six months ended June 30, 2010, respectively, compared to the same periods in 2009. The increase during the three-month period ended was primarily due to unfavorable foreign currency movements during the second quarter of 2009. The decrease during the six-month period ended was primarily due to unfavorable swap mark-to-market activity related to the held-for-sale loan portfolio in 2010 and favorable foreign exchange related movements during the six months ended June 30, 2009.

The provision for loan losses was $106 million and $207 million for the three months and six months ended June 30, 2010, respectively, compared to $15 million and $149 million for the same periods in 2009. The increases were primarily related to our retail balloon finance contracts as both the three month and six month periods in 2009 benefited from portfolio runoff and a strengthening used vehicle market. The used vehicle market experienced decreased supply, which in turn alleviated pressure on residual values. The three-month and six-month periods in 2010 also benefitted from portfolio runoff and a continued strong used vehicle market but to a lesser extent than the same periods in 2009. Partially offsetting the increase during the six months ended June 30, 2010, was improved loss performance in the remainder of the portfolio.

Noninterest expense decreased 15% and 10% for the three months and six months ended June 30, 2010, respectively, compared to the same periods in 2009. The decreases were due primarily to lower compensation and benefits expense due to lower employee headcount resulting from restructuring activities and unfavorable foreign currency movements during the three months and six months ended June 30, 2009.

Our North American Automotive Finance operations incurred income tax expense of $176 million and $433 million for the three months and six months ended June 30, 2010, respectively, compared to $972 million and $1.0 billion for the three months and six months ended June 30, 2009, respectively. The decreases in tax expense during both periods were primarily related to the establishment of deferred tax liabilities related to our conversion from a limited liability company to a corporation effective June 30, 2009. Refer to Note 16 to the Consolidated Financial Statements for additional information regarding our change in tax status.

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

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2010	2009	Favorable/ (unfavorable) % change	2010	2009	Favorable/ (unfavorable) % change
Net financing revenue
Consumer	$267	$344	(22)	$551	$690	(20)
Commercial	92	126	(27)	193	260	(26)
Loans held-for-sale	5	—	n/m	9	—	n/m
Operating leases	52	78	(33)	118	154	(23)
Interest and dividend income	6	16	(63)	16	30	(47)

Total financing revenue and other interest income	422	564	(25)	887	1,134	(22)
Interest expense	208	309	33	443	650	32
Depreciation expense on operating lease assets	40	66	39	88	156	44

Net financing revenue	174	189	(8)	356	328	9
Other revenue
Gain (loss) on automotive loans, net	3	(2)	n/m	10	(2)	n/m
Other income	83	95	(13)	169	165	2

Total other revenue	86	93	(8)	179	163	10
Total net revenue	260	282	(8)	535	491	9
Provision for loan losses	11	58	81	34	109	69
Noninterest expense	144	191	25	354	389	9

Income (loss) from continuing operations before income tax expense (benefit)	105	33	n/m	147	(7)	n/m
Income tax expense (benefit) from continuing operations	4	145	97	(9)	138	107

Net income (loss) from continuing operations	$101	$(112)	190	$156	$(145)	n/m

Total assets	$16,596	$25,597	(35)	$16,596	$25,597	(35)

n/m = not meaningful

Our International Automotive Finance operations earned net income from continuing operations of $101 million and $156 million during the three months and six months ended June 30, 2010, respectively, compared to net losses from continuing operations of $112 million and $145 million during the three months and six months ended June 30, 2009, respectively. The three months and six months ended June 30, 2010, were favorably impacted by lower income tax expense due to our conversion from a limited liability company to a corporation effective June 30, 2009, lower funding costs commensurate with a lower asset base, and lower provision for loan losses associated with improving credit performance. Partially offsetting the improvement in both periods was lower financing revenue resulting from the wind-down of operations in certain countries and lower GM deliveries.

Total financing revenue and other interest income decreased 25% and 22% for the three months and six months ended June 30, 2010, respectively, compared to the same periods in 2009. The decreases were primarily due to decreases in consumer and commercial asset levels driven by the combination of lower consumer originations, lower dealer inventory levels, and the runoff of wind-down portfolios.

Interest expense decreased 33% and 32% for the three months and six months ended June 30, 2010, respectively, compared to the same periods in 2009. The decreases were primarily due to reductions in borrowing levels consistent with a lower asset base. The decrease was partially offset during the six months ended June 30, 2010, by unfavorable foreign currency movements.

Other income decreased 13% and increased 2% for the three months and six months ended June 30, 2010, respectively, compared to the same periods in 2009. The increase during the six months ended June 30, 2010, was primarily related to favorable mark-to-market adjustments on derivatives.

The provision for loan losses was $11 million and $34 million for the three months and six months ended June 30, 2010, respectively, compared to $58 million and $109 million for the same periods in 2009. The decreases were primarily due to improved loss performance in the consumer portfolio.

Noninterest expense decreased 25% and 9% for the three months and six months ended June 30, 2010, respectively, compared to the same periods in 2009. The decreases in both periods were primarily due to lower compensation and benefits driven by employee headcount reductions and decreases in information technology, facilities, and professional services expenses. Additionally, the three months ended June 30, 2010, were impacted by favorable foreign currency movements.

Income tax expense decreased $141 million and $147 million for the three months and six months ended June 30, 2010, respectively, compared to the same periods in 2009, primarily due to the impact of our conversion from a limited liability company to a corporation as of June 30, 2009.

Automotive Finance

Our North American Automotive Finance operations and our International Automotive Finance operations provide automotive financing services to consumers and to automotive dealers and other businesses. For consumers, we offer retail automotive financing and leasing for new and used vehicles; for our commercial automotive financing operations, we fund dealer purchases of new and used vehicles through wholesale or floorplan financing.

Automotive Financing Volume

The following table summarizes our new and used vehicle consumer financing volume and our share of GM retail sales.

	Ally consumer automotive financing volume		% Share of GM retail sales
Three months ended June 30, (units in thousands)	2010	2009	2010	2009
GM new vehicles
North America
Retail contracts	150	124	32	28
Leases	17	—	4	—

Total North America	167	124	36	28
International (retail contracts and leases) (a) (b)	92	82	17	15

Total GM new units financed	259	206	26	21

Used units financed	75	35

Non-GM new units financed
Chrysler new units financed	96	8
Other non-GM units financed (c)	26	9

Total non-GM new units financed	122	17

Total consumer automotive financing volume	456	258

(a)	Excludes financing volume and GM retail sales of discontinued operations as well as GM retail sales for other countries in which GM operates and in which we have no financing volume.
(b)	Includes vehicles financed through a joint venture in China in which Ally owns a minority interest. The three months ended June 30, 2010 and 2009, include 24 thousand and 15 thousand vehicles, respectively.
(c)	Includes vehicles financed through a joint venture in China in which Ally owns a minority interest. The three months ended June 30, 2010 and 2009, include 17 thousand and 6 thousand vehicles, respectively.

	Ally consumer automotive financing volume		% Share of GM retail sales
Six months ended June 30, (units in thousands)	2010	2009	2010	2009
GM new vehicles
North America
Retail contracts	258	190	31	23
Leases	34	—	4	—

Total North America	292	190	35	23
International (retail contracts and leases) (a) (b)	176	166	16	17

Total GM new units financed	468	356	24	20

Used units financed	140	62
Non-GM new units financed
Chrysler new units financed	153	9
Other non-GM units financed (c)	44	14

Total non-GM new units financed	197	23

Total consumer automotive financing volume	805	441

(a)	Excludes financing volume and GM retail sales of discontinued operations as well as GM retail sales for other countries in which GM operates and in which we have no financing volume.
(b)	Includes vehicles financed through a joint venture in China in which Ally owns a minority interest. The six months ended June 30, 2010 and 2009, include 46 thousand and 27 thousand vehicles, respectively.
(c)	Includes vehicles financed through a joint venture in China in which Ally owns a minority interest. The six months ended June 30, 2010 and 2009, include 29 thousand and 10 thousand vehicles, respectively.

Our consumer automotive financing volume and penetration levels are significantly influenced by the nature, timing, and extent of GM’s use of rate, residual, and other financing incentives for marketing purposes on consumer retail automotive contracts and leases. Financing volume was higher in 2010 reflecting improved general economic conditions compared to historically low industry sales and leases in 2009, and the addition of the Chrysler retail activity. GM penetration levels were higher in 2010 due to tighter underwriting standards in 2009 as we aligned our originations to levels consistent with reduced funding sources as a result of the disruption in the capital markets.

Retail and lease contracts acquired by us that included rate and residual subvention from GM, payable directly or indirectly to GM dealers as a percentage of total new retail and lease contracts acquired, were as follows.

	Six months ended June 30,
	2010	2009
GM and affiliates subvented contracts acquired
North American operations	52%	72%
International operations (a)	37%	64%

(a)	Represents subvention for continuing operations only.

Retail contracts acquired that included rate and residual subvention from GM decreased as a percentage of total new retail contracts acquired due to reductions in our standard rates to be more competitive with market pricing, coupled with a reduction in incentivized programs offered by GM.

The following table summarizes our commercial wholesale finance receivables of new and used vehicles and share of dealer inventory in markets where we operated at June 30, 2010, and December 31, 2009.

			% Share of dealer inventory (a)
($ in millions)	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
GM new vehicles
North America	$14,780	$12,859	86	92
International (b) (c)	3,976	3,697	80	77

Total GM vehicles financed	18,756	16,556

Used vehicles financed	3,590	3,135
Non-GM vehicles financed
Chrysler new vehicles financed	5,874	4,846
Other non-GM vehicles financed (d)	2,139	1,893

Total non-GM vehicles financed	8,013	6,739

Total commercial wholesale finance receivables	$30,359	$26,430

(a)	Share of dealer inventory based on end of period dealer inventory for North America and wholesale financing share of GM shipments for International.
(b)	Excludes commercial wholesale finance receivables and dealer inventory of discontinued operations as well as dealer inventory for other countries in which GM operates and in which we had no commercial wholesale finance receivables.
(c)	Includes $1.2 billion and $852 million at June 30, 2010, and December 31, 2009, respectively, of vehicles financed through a joint venture in China in which Ally owns a minority interest.
(d)	Includes $11 million and $8 million at June 30, 2010, and December 31, 2009, respectively, of vehicles financed through a joint venture in China in which Ally owns a minority interest.

Our commercial wholesale finance receivable products continue to be the primary funding sources for GM and Chrysler dealers. Total commercial wholesale finance receivables increased from $26.4 billion at December 31, 2009, to $30.4 billion at June 30, 2010, or an increase of 15%. The increase was driven by increasing vehicle sales and the corresponding increase in vehicle production and dealer inventories.

Insurance Operations

Results of Operations

The following table summarizes the operating results of our Insurance operations excluding discontinued operations for the periods shown. The amounts presented are before the elimination of balances and transactions with our other operating segments.

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2010	2009	Favorable/ (unfavorable) % change	2010	2009	Favorable/ (unfavorable) % change
Insurance premiums and other income
Insurance premiums and service revenue earned	$469	$484	(3)	$929	$967	(4)
Investment income	86	88	(2)	227	93	144
Other income	18	13	38	38	36	6

Total insurance premiums and other income	573	585	(2)	1,194	1,096	9
Expense
Insurance losses and loss adjustment expenses	224	224	—	420	444	5
Acquisition and underwriting expense	241	262	8	483	517	7

Total expense	465	486	4	903	961	6
Income from continuing operations before income tax expense	108	99	9	291	135	116
Income tax expense from continuing operations	22	28	21	83	34	(144)

Net income from continuing operations	$86	$71	21	$208	$101	106

Total assets	$8,552	$11,588	(26)	$8,552	$11,588	(26)

Insurance premiums and service revenue written	$415	$350	19	$838	$702	19

Combined ratio (a)	96.0%	97.8%		93.8%	96.0%

(a)	Management uses combined ratio as a primary measure of underwriting profitability with its components measured using accounting principles generally accepted in the United States of America. Underwriting profitability is indicated by a combined ratio under 100% and is calculated as the sum of all incurred losses and expenses (excluding interest and income tax expense) divided by the total of premiums and service revenues earned and other income.

Our Insurance operations earned net income from continuing operations of $86 million and $208 million for the three months and six months ended June 30, 2010, respectively, compared to $71 million and $101 million for the three months and six months ended June 30, 2009, respectively. The increase in the three-month period net income was primarily attributable to lower acquisition and underwriting expenses. During the six-month period, net income increased primarily due to higher realized investment gains driven by overall market improvement.

Insurance premiums and service revenue earned was $469 million and $929 million for the three months and six months ended June 30, 2010, respectively, compared to $484 million and $967 million for the same periods in 2009. Insurance premiums and service revenue earned decreased during both periods and was primarily driven by lower earnings from our U.S. extended service contracts due to a decrease in domestic written premium over the last several years. These decreases were partially offset by increased volume in our international operations.

Investment income totaled $86 million and $227 million for the three months and six months ended June 30, 2010, respectively, compared to $88 million and $93 million for the same periods in 2009. The increase during the six-month period is primarily due to higher realized investment gains driven by overall market improvement and the sale of our tax-exempt securities portfolio. During the six months ended June 30, 2009, we realized other-than-temporary impairments of $45 million. The increase in investment income was also slightly offset by reductions in the size of the investment portfolio. The value of the investment portfolio was $4.2 billion and $4.7 billion at June 30, 2010 and 2009, respectively.

Insurance losses and loss adjustment expenses were $224 million and $420 million for the three months and six months ended June 30, 2010, respectively, compared to $224 million and $444 million for the same periods in 2009. The decrease during the six months ended June 30, 2010, was primarily related to our U.S. dealership-related products that experienced lower incurred losses due to lower dealer inventory levels as well as decreased severity of losses compared to 2009. This decrease was partially offset by increased volume at our international operations that experienced higher severity of losses compared to 2009.

Acquisition and underwriting expense was $241 million and $483 million for the three months and six months ended June 30, 2010, respectively, compared to $262 million and $517 million for the same periods in 2009. Acquisition and underwriting expenses decreased during both periods due to lower expenses in our U.S. dealership-related products compared to the same periods in 2009. These decreases were partially offset by increased expenses within our international operations.

Income tax expense was $22 million and $83 million for the three months and six months ended June 30, 2010, respectively, compared to $28 million and $34 million for the same periods in 2009. Income tax expense decreased for the six months ended June 30, 2010, due to higher income from continuing operations before income taxes and our conversion from a limited liability company to a corporation effective June 30, 2009.

Insurance premiums and service revenue written was $415 million and $838 million for the three months and six months ended June 30, 2010, respectively, compared to $350 million and $702 million for the same periods in 2009. Insurance premiums and service revenue written increased due to higher written premiums in our U.S. dealership-related products, particularly our vehicle service contract products, and international operations. Vehicle service contract revenue is earned over the life of the service contract on a basis proportionate to the expected loss pattern. Due to this policy, the majority of earnings from vehicle service contracts written during the three months and six months ended June 30, 2010, will be recognized as income in future periods.

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

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2010	2009	Favorable/ (unfavorable) % change	2010	2009	Favorable/ (unfavorable) % change
Net financing revenue
Total financing revenue and other interest income	$456	$510	(11)	$938	$1,016	(8)
Interest expense	302	373	19	602	747	19

Net financing revenue	154	137	12	336	269	25
Servicing fees	328	334	(2)	652	672	(3)
Servicing asset valuation and hedge activities, net	(21)	(225)	91	(154)	(577)	73

Total servicing income, net	307	109	182	498	95	n/m
Gain on mortgage loans, net	197	167	18	348	347	—
Gain on extinguishment of debt	—	—	—	—	4	(100)
Other income, net of losses	27	(360)	108	54	(474)	111

Total other revenue (expense)	531	(84)	n/m	900	(28)	n/m
Total net revenue	685	53	n/m	1,236	241	n/m
Provision for loan losses	92	871	89	99	1,432	93
Noninterest expense	363	517	30	751	1,071	30

Income (loss) from continuing operations before income tax (benefit) expense	230	(1,335)	117	386	(2,262)	117
Income tax (benefit) expense from continuing operations	(2)	(183)	(99)	6	(270)	(102)

Net income (loss) from continuing operations	$232	$(1,152)	120	$380	$(1,992)	119

Total assets	$46,043	$44,401	4	$46,043	$44,401	4

n/m = not meaningful

Our Mortgage operations earned net income from continuing operations of $232 million and $380 million for the three months and six months ended June 30, 2010, respectively, compared to net losses from continuing operations of $1.2 billion and $2.0 billion for the three months and six months ended June 30, 2009, respectively. The 2010 results from continuing operations were primarily driven by the realization of the benefits of the strategic actions taken to sell certain legacy mortgage assets resulting in the reclassification of these loans from held-for-investment to held-for-sale in the fourth quarter of 2009. These actions resulted in lower provision for loan losses. Also contributing to the increases were lower mortgage representation and warranty expense and higher net servicing income. These favorable impacts were partially offset during both periods by decreased income tax benefits.

Net financing revenue was $154 million and $336 million for the three months and six months ended June 30, 2010, respectively, compared to $137 million and $269 million for the same periods in 2009. Net financing revenue was favorably impacted by lower interest expense driven primarily by a reduction in average borrowings commensurate with a smaller asset base and lower cost of funds. Additionally, lower financing revenue and other interest income was due primarily to a decline in average asset levels and lower trading securities interest income.

Net servicing income was $307 million and $498 million for the three months and six months ended June 30, 2010, respectively, compared to $109 million and $95 million for the same periods in 2009. The increases were primarily due to favorable net valuations driven by slower than expected prepayment speeds resulting from the widening of mortgage spreads and lower home price appreciation. In contrast, during the three months and six months ended June 30, 2009, we recognized unfavorable mortgage servicing valuations resulting from reduced cash flows and increased prepayment assumptions due to lower mortgage interest rates.

The net gain on mortgage loans was $197 million and $348 million for the three months and six months ended June 30, 2010, respectively, compared to $167 million and $347 million for the same periods in 2009. The increase during the three months ended June 30, 2010, was primarily due to gains on whole-loan sales in 2010 compared to no whole-loan sales in 2009.

Other income, net of losses, was $27 million and $54 million for the three months and six months ended June 30, 2010, respectively, compared to losses of $360 million and $474 million for the same periods in 2009. The increases in other income for both periods were driven primarily by the recognition of gains on the sale of foreclosed real estate in 2010 compared to losses and impairments in 2009 as well as the absence of loan origination income deferral in 2010 due to the fair value option election for our held-for-sale loans during the third quarter of 2009.

The provision for loan losses was $92 million and $99 million for the three months and six months ended June 30, 2010, respectively, compared to $871 million and $1.4 billion for the same periods in 2009. The provision for both periods in 2010 was impacted by the reduction in held-for-investment consumer finance receivables as a result of the strategic initiatives taken in late 2009. The provision for loan losses for both the three months and six months ended June 30, 2009, were driven by significant increases in delinquencies, severity, charge-offs, and loan modification debt forgiveness in our domestic mortgage loan portfolio and by higher reserves within our real estate lending portfolio.

Total noninterest expense decreased 30% for both the three months ended June 30, 2010, and the six months ended June 30, 2010, compared to the same periods in 2009. The 2009 results included significant representation and warranty expense due to increased actual and projected repurchase demands and increasing severity and delinquency assumptions. Additionally, during 2009, our captive reinsurance portfolio experienced deterioration due to higher delinquencies, which drove higher insurance reserves. The decrease during the three months ended June 30, 2010, was partially offset by unfavorable foreign currency movements on hedge positions.

We recognized an income tax benefit of $2 million and income tax expense of $6 million for the three months and six months ended June 30, 2010, respectively, compared to income tax benefits of $183 million and $270 million for the same periods in 2009. The decreases in income tax benefit for both periods were primarily related to losses realized by our domestic C-corporation entities, Ally Bank and CapRe of Vermont, in 2009 and tax benefits recorded by the GMAC Mortgage Group Parent resulting from the conversion of its parent from a tax partnership to a corporation effective June 30, 2009.

The Federal Housing Finance Agency (FHFA), as conservator of Fannie Mae and Freddie Mac (the GSEs), announced on July 12, 2010, that it issued 64 subpoenas to various entities seeking documents related to private-label mortgage-backed securities in which the GSEs had invested. Residential Funding Company, LLC, GMAC Mortgage, LLC, and GMAC Mortgage USA Corporation, each indirect wholly-owned subsidiaries of Ally Financial Inc., received such subpoenas and are currently formulating a response. It is premature to speculate as to what, if any, actions may be taken by the FHFA as a result of these requests.

Mortgage Loan Production and Servicing

Mortgage loan production was $13.5 billion and $26.8 billion for the three months and six months ended June 30, 2010, respectively, compared to $18.8 billion and $32.2 billion for the same periods in 2009. Mortgage operations domestic loan production decreased $5.3 billion, or 29%, and $5.5 billion, or 18%, for the three months and six months ended June 30, 2010, respectively, compared to the same periods in 2009. Mortgage operations international loan production increased $21 million, or 6%, and $111 million, or 21%, for the three months and six months ended June 30, 2010, respectively, compared to the same periods in 2009. International mortgage loan production primarily represents insured mortgages in Canada. All other international loan production has been suspended.

The following table summarizes consumer mortgage loan production for the periods shown.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2010	2009	2010	2009
Production by product type
1st Mortgage	$13,160	$18,480	$26,128	$31,676
Home equity	—	—	—	—

Total U.S. production	13,160	18,480	26,128	31,676
International production	346	325	638	527

Total production by product type	$13,506	$18,805	$26,766	$32,203

U.S. production by channel
Retail and direct channels	$1,466	$2,333	$3,428	$3,864
Correspondent channel	11,694	16,147	22,700	27,812

Total U.S. production by channel	$13,160	$18,480	$26,128	$31,676

Number of U.S. produced loans (in units)
Retail and direct channels	7,073	11,309	16,523	19,105
Correspondent channel	51,637	75,096	99,501	128,464

Total number of U.S. produced loans	58,710	86,405	116,024	147,569

The following table summarizes the primary mortgage loan servicing portfolio.

	Primary mortgage loan servicing portfolio
	June 30, 2010		December 31, 2009
($ in millions)	Number of loans	Dollar amount of loans	Number of loans	Dollar amount of loans
On-balance sheet mortgage loans
Held-for-sale and held-for-investment	296,255	$23,986	276,996	$26,333
Operations held-for-sale	71,041	13,195	17,260	3,160
Off-balance sheet mortgage loans
Loans sold to third-party investors
Securitizations	404,804	63,917	489,258	71,505
Whole-loan and agency	1,615,230	261,432	1,585,281	252,430
Purchased servicing rights	82,386	4,364	88,516	4,800
Operations held-for-sale	24,829	4,061	82,978	17,526

Total primary mortgage loan servicing portfolio (a)	2,494,545	$370,955	2,540,289	$375,754

(a)	Excludes loans for which we acted as a subservicer. Subserviced loans totaled 124,327 with an unpaid principal balance of $27.4 billion at June 30, 2010, and 129,954 with an unpaid balance of $28.7 billion at December 31, 2009.

Loans Outstanding

Mortgage loans held-for-sale were as follows.

($ in millions)	June 30, 2010	December 31, 2009
Prime conforming	$3,084	$3,769
Prime nonconforming	931	1,221
Prime second-lien	739	776
Government	3,436	3,915
Nonprime	776	978
International	152	623

Total (a) (b)	9,118	11,282
Net discounts	(248)	(319)
Fair value option election adjustment	102	19
Lower of cost or fair value adjustment	(60)	(115)

Total, net (a)	$8,912	$10,867

(a)	Includes $2.1 billion and $1.9 billion at June 30, 2010, and December 31, 2009, respectively, of loans held by off-balance sheet securitization trusts in which we hold a conditional repurchase option. The net carrying value of these loans is equal to the unpaid principal balance.
(b)	Includes unpaid principal balance write-downs of $2.5 billion and $3.6 billion as of June 30, 2010, and December 31, 2009, respectively. The amounts are for write-downs taken upon the transfer of mortgage loans from held-for-investment to held-for-sale during the fourth quarter of 2009 and charge-offs taken in accordance with our 180-day charge-off policy.

Held-for-investment consumer mortgage finance receivables and loans were as follows.

($ in millions)	June 30, 2010	December 31, 2009
Prime conforming	$355	$386
Prime nonconforming	9,399	8,248
Prime second-lien	3,723	3,201
Government	—	—
Nonprime	6,149	6,055
International	1,055	325

Total	20,681	18,215
Net premiums	23	100
Fair value option election adjustment	(7,156)	(5,789)
Allowance for loan losses	(636)	(640)

Total, net (a) (b)	$12,912	$11,886

(a)	At June 30, 2010, the carrying value of mortgage loans held-for-investment relating to securitization transactions accounted for as on-balance sheet securitizations and pledged as collateral totaled $2.5 billion. The investors in these on-balance sheet securitizations have no recourse to our other assets beyond the loans pledged as collateral.
(b)	Refer to the Higher Risk Mortgage Loans discussion within the MD&A Risk Management section for additional information.

ASU 2009-16, Accounting for Transfers of Financial Assets, and ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which amended Accounting Standards Codification (ASC) Topic 860, Transfers and Servicing, and ASC Topic 810, Consolidation, became effective on January 1, 2010, and required the prospective consolidation of certain securitization assets and liabilities that were previously held off-balance sheet. The adoption on day one resulted in $1.2 billion in off-balance sheet consumer mortgage loans being brought on-balance sheet. Refer to Note 1 to the Consolidated Financial Statements for further information regarding the adoption of ASU 2009-16 and ASU 2009-17.

Corporate and Other

The following table summarizes the activities of Corporate and Other excluding discontinued operations for the periods shown. Corporate and Other represents our Commercial Finance Group, certain equity investments, other corporate activities, the net impact of treasury asset liability management (ALM), and reclassifications and eliminations between the reportable operating segments.

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2010	2009	Favorable/ (unfavorable) % change	2010	2009	Favorable/ (unfavorable) % change
Net financing loss
Total financing revenue and other interest income	$81	$23	n/m	$156	$74	111
Interest expense	586	685	14	1,182	1,394	15

Net financing loss	(505)	(662)	24	(1,026)	(1,320)	22
Other (expense) revenue
(Loss) gain on extinguishment of debt	(3)	13	(123)	(121)	653	(119)
Other gain on investments, net	12	56	(79)	3	49	(94)
Other income, net of losses	3	66	(95)	(58)	(265)	78

Total other revenue (expense)	12	135	(91)	(176)	437	(140)
Total net (expense) revenue	(493)	(527)	6	(1,202)	(883)	(36)
Provision for loan losses	11	173	94	26	173	85
Noninterest expense	123	131	6	252	182	(38)

Loss from continuing operations before income tax (benefit) expense	(627)	(831)	25	(1,480)	(1,238)	(20)
Income tax (benefit) expense from continuing operations	(167)	134	n/m	(444)	54	n/m

Net loss from continuing operations	$(460)	$(965)	52	$(1,036)	$(1,292)	20

Total assets	$31,465	$35,622	(12)	$31,465	$35,622	(12)

n/m = not meaningful

Net loss from continuing operations for Corporate and Other was $460 million and $1.0 billion for the three months and six months ended June 30, 2010, respectively, compared to $965 million and $1.3 billion for the three months and six months ended June 30, 2009, respectively. Both periods were favorably impacted by income tax benefits related to our conversion from a limited liability company to a corporation as of June 30, 2009, and valuation allowance adjustments in 2010. Interest income on available-for-sale securities increased during both periods due to a higher average asset balance. Additionally, the six months ended June 30, 2010, increased due to favorable net derivative activity. Partially offsetting the increase during the three months ended June 30, 2009, was unfavorable net derivative activity. The increase during the six months ended June 30, 2009, was partially offset by a $121 million loss related to the extinguishment of certain Ally debt, which includes $101 million of accelerated amortization of original issue discount compared to a $634 million gain in the prior year.

Corporate and Other also includes the results of our Commercial Finance Group. Our Commercial Finance Group earned net income from continuing operations of $17 million and $26 million, respectively, compared to net losses from continuing operations of $99 million and $187 million for the three months and six months ended June 30, 2009, respectively. The increases in net income for both periods were primarily due to decreases in specific reserves on several resort finance assets and clients within our European operations. Additionally, the favorable variance for the six months ended June 30, 2010, was impacted by the absence of an $87 million fair value impairment recognized upon transfer of the resort finance business assets from held-for-sale to held-for-investment during 2009. Partially offsetting the increases in both periods was higher income tax expense related to higher pretax income.

Risk Management

Managing the risk-to-reward trade off is a fundamental component of operating our business. Through our risk management process, we monitor potential risks and manage the risk to be within our risk appetite. The primary risks include credit, market, operational, liquidity, and legal and compliance risk. For more information on our risk management process, refer to the Risk Management MD&A section of our 2009 Annual Report on Form 10-K.

Loan and Lease Exposure

The following table summarizes the gross carrying value of our loan and lease exposures.

($ in millions)	June 30, 2010	December 31, 2009
Held-for-investment loans	$92,716	$77,701
Held-for-sale loans	10,382	20,625

Total on-balance sheet loans	$103,098	$98,326

Off-balance sheet securitized loans	$80,193	$107,158

Operating lease assets, net	$11,895	$15,995

Serviced loans and leases	$483,855	$491,326

The risks inherent in our loan and lease exposures are largely driven by changes in the overall economy and its impact to our borrowers. The potential financial statement impact of these exposures varies depending on the accounting classification and future expected disposition strategy. We retain the majority of our automotive loans as they complement our core business model. We primarily originate mortgage loans with the intent to sell them and, as such, retain only a small percentage of the loans that we underwrite. Loans that we do not intend to retain are sold to investors, such as U.S. agencies and sponsored entities. However, we may retain an interest or right to service these loans. We ultimately manage the associated risks based on the underlying economics of the exposure.

Credit Risk Management

During the first six months of 2010, the financial markets experienced some improvement; however, high unemployment and the distress in the housing market persisted, creating uncertainty for the financial services sector. Since the onset of this turbulent economic cycle, we saw both the housing and vehicle markets significantly decline affecting the credit quality for both our consumer and commercial segments. We have seen signs of stabilization in some housing and vehicle markets; however, we anticipate the uncertainty will continue through the remainder of 2010.

In response to the dynamic credit environment and other market conditions, we continued to follow a more conservative lending policy across our lines of business, generally focusing our lending to more creditworthy borrowers. For example, our mortgage operations eliminated production of new home equity loans. We also significantly limited production of loans that do not conform to the underwriting guidelines of Fannie Mae, Freddie Mac, and Ginnie Mae. In addition, effective January 2009, we ceased originating automotive financing volume through Nuvell, our nonprime automotive financing operations.

Additionally, we have implemented numerous initiatives in an effort to mitigate loss and provide ongoing support to customers in financial distress. For example, as part of our participation in certain governmental programs, we may offer mortgage loan restructurings to our borrowers. Generally these modifications provide the borrower with some form of concession and, therefore, are deemed to be troubled debt restructurings (TDRs). Refer to Note 1 to the Consolidated Financial Statements in our 2009 Annual Report on Form 10-K for additional information on TDRs. Furthermore, we have internally designed proprietary programs aimed at homeowners at risk of foreclosure. Each program has unique qualification criteria for the borrower to meet as well as associated modification options that we analyze to determine the best solution for the borrower. We have also implemented periodic foreclosure moratoriums that are designed to provide borrowers with extra time to sort out their financial difficulties while allowing them to stay in their homes.

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

We manage credit risk based on the risk profile of the borrower, the source of repayment, the underlying collateral, and current market conditions. Our business is focused on automotive, residential real estate, commercial real estate, and commercial lending. We classify these loans as either consumer or commercial and analyze credit risk in each as described below. We monitor the credit risk profile of individual borrowers and the aggregate portfolio of borrowers — either within a designated geographic region or a particular product or industry segment. To mitigate risk concentrations, we take part in loan sales, syndications, and/or third-party insurance.

On-balance Sheet Portfolio

Our on-balance sheet portfolio includes both held-for-investment and held-for-sale finance receivables and loans. As of June 30, 2010, this primarily included $75.7 billion of automotive finance receivables and loans and $24.5 billion of mortgage finance receivables and loans. Within this portfolio we have elected to account for certain loans at fair value. The valuation allowance recorded on fair value elected loans is separate from the allowance for loan losses. Changes in the fair value of loans are classified as gain on mortgage and automotive loans, net, in the Consolidated Statement of Income.

During the three months ended June 30, 2010, we further executed on our strategy of discontinuing and selling nonstrategic operations in both our international mortgage and automotive markets. Refer to Note 2 to the Consolidated Financial Statements for additional information on specific actions taken during the quarter. In addition, we ceased originating interest-only jumbo mortgage loans given the continued volatility of the housing market and the delayed principal payment feature of that loan product. This change was effective June 2010, and as such, there was an immaterial amount of interest-only jumbo mortgage loans originated during the second quarter, prior to the underwriting policy change. Also during the three months ended June 30, 2010, we began originating loans to customers of Thor Industries, one of the largest manufacturers of recreation vehicles.

In 2009, we executed various changes and strategies throughout our lending operations that continue to have a significant positive impact to our current period results and ultimately our year-over-year comparisons. Some of our new strategies included focusing primarily on the prime lending market, participating in several loan modification programs, implementing tighter underwriting standards, and increasing collection intensity. Additionally, we discontinued and sold multiple nonstrategic operations, mainly in our international segments. Within our automotive operations, we exited certain underperforming dealer relationships and added the majority of Chrysler dealers. We see the results of these efforts as our overall credit risk has stabilized; however, our total credit portfolio continues to be affected by sustained levels of high unemployment and continued housing weakness.

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

The FDIC recently issued guidance specifying that closed end consumer loans secured by real estate should be viewed as collateral dependent at the time foreclosure proceedings are initiated and should be written down to their estimated collateral value regardless of delinquency or bankruptcy status. The adoption of this new policy resulted in $7 million of additional net charge-offs during the three months and six months ended June 30, 2010.

The following table presents our total on-balance sheet consumer and commercial finance receivables and loans reported at gross carrying value.

	Outstanding (a)		Nonperforming (b) (c)		Accruing past due 90 days or more
($ in millions)	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
Consumer
Loans held-for-investment
Loans at historical cost	$53,001	$41,458	$832	$816	$4	$7
Loans at fair value	2,345	1,391	641	499	—	—

Total loans held-for-investment (d)	55,346	42,849	1,473	1,315	4	7
Loans held-for-sale	10,377	20,468	3,106	3,390	41	33

Total consumer loans	65,723	63,317	4,579	4,705	45	40

Commercial
Loans held-for-investment
Loans at historical cost	37,370	34,852	1,463	1,883	4	3
Loans at fair value	—	—	—	—	—	—

Total loans held-for-investment (d)	37,370	34,852	1,463	1,883	4	3
Loans held-for-sale	5	157	—	—	—	—

Total commercial loans	37,375	35,009	1,463	1,883	4	3

Total on-balance sheet loans	$103,098	$98,326	$6,042	$6,588	$49	$43

(a)	Includes troubled debt restructured loans classified as performing and less than 90 days past due and still accruing of $472 million and $3 million as of June 30, 2010, and December 31, 2009, respectively.
(b)	Nonperforming loans are loans placed on nonaccrual status in accordance with internal loan policies. Refer to the Nonaccrual Loans section of Note 1 to the Consolidated Financial Statements in our 2009 Annual Report on Form 10-K for additional information.
(c)	Includes nonaccrual troubled debt restructured loans of $1.0 billion and $1.0 billion as of June 30, 2010, and December 31, 2009, respectively.
(d)	As of June 30, 2010, and December 31, 2009, we did not have any conditional repurchase option loans outstanding.

Total on-balance sheet loans outstanding at June 30, 2010, increased $4.8 billion to $103.1 billion from December 31, 2009, reflecting an increase of $2.4 billion in the consumer portfolio and $2.4 billion in the commercial portfolio. The increase in total on-balance sheet loans outstanding from December 31, 2009, was the result of the impact of adopting ASU 2009-16 and ASU 2009-17, increased originations due to strengthened industry sales and improved automotive manufacturer penetration (primarily Chrysler), and increased retention of originated loans. The increase was partially offset by automotive whole-loan sales.

Total nonperforming loans at June 30, 2010, decreased $546 million to $6.0 billion from December 31, 2009, reflecting a decrease of $126 million of consumer nonperforming loans and $420 million of commercial nonperforming loans. The decrease in total nonperforming loans from December 31, 2009, was largely due to continued workout of the resort finance portfolio and selective dispositions of non-core consumer and commercial mortgage loans. Partially offsetting the improvement in nonperforming loans was the impact of adopting ASU 2009-16 and ASU 2009-17.

The following table includes held-for-investment consumer and commercial net charge-offs for loans at historical cost and related ratios reported at gross carrying value.

	Three months ended June 30,				Six months ended June 30,
	Net charge-offs (a)		Net charge-off ratios (a)		Net charge-offs (a)		Net charge-off ratios (a)
($ in millions)	2010	2009	2010	2009	2010	2009	2010	2009
Consumer
Loans held-for-investment at historical cost (b)	$181	$1,310	1.4%	9.3%	$436	$1,716	1.7%	6.0%
Commercial
Loans held-for-investment at historical cost	126	310	1.4	3.4	187	483	1.0	2.7

Total held-for-investment at historical cost	$307	$1,620	1.4%	7.0%	$623	$2,199	1.4%	4.7%

(a)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value, conditional repurchase option loans, and loans held-for-sale during the year for each loan category.
(b)	Includes $8 million and $22 million of net charge-offs on past due operating lease payments for the three months and six months ended June 30, 2010, respectively.

Our net charge-offs of total on-balance sheet loans were $307 million and $623 million for the three months and six months ended June 30, 2010, respectively, compared to $1.6 billion and $2.2 billion for the three months and six months ended June 30, 2009, respectively. This decline was driven primarily by portfolio composition changes as a result of strategic actions including the write-down and reclassification of certain mortgage legacy assets and improvement in our nonprime automotive lending portfolio, partially offset by charge-offs taken on our resort finance portfolio. Loans held-for-sale are accounted for at the lower of cost or fair value, and therefore we do not record charge-offs.

The Consumer Credit Portfolio and Commercial Credit Portfolio discussions that follow relate to consumer and commercial credit loans held-for-investment. Loans held-for-investment are recorded at historical cost and may have an associated allowance for loan losses. Held-for-investment loans measured at fair value and conditional repurchase option loans were excluded from these discussions since those exposures do not carry an allowance. Additionally, the reclassification of certain mortgage legacy assets in the fourth quarter of 2009 substantially changed the composition of our held-for-investment consumer mortgage loan portfolio when comparing the three months and six months ended June 30, 2010, to the same periods in 2009.

Consumer Credit Portfolio

During the three months and six months ended June 30, 2010, the credit performance of the consumer portfolio continued to improve overall as nonperforming loans remained relatively flat and charge-offs declined. The year-over-year decline in net charge-offs was driven by portfolio composition changes as the result of strategic actions that included the write-down and reclassification of certain mortgage legacy assets in the fourth quarter of 2009.

For information on our consumer credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements in our 2009 Annual Report on Form 10-K.

The following table includes held-for-investment consumer finance receivables and loans recorded at historical cost reported at gross carrying value.

	Outstanding (a)		Nonperforming (b)		Accruing past due 90 days or more
($ in millions)	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
Domestic
Automobile	$26,450	$12,514	$121	$267	$—	$—
1st Mortgage	7,189	6,921	431	326	1	1
Home equity
1st lien	1,685	1,718	11	10	—	—
2nd lien	1,996	2,168	67	61	—	—

Total domestic	37,320	23,321	630	664	1	1

Foreign
Automobile	15,265	17,731	86	119	3	5
1st Mortgage	416	405	116	33	—	1
Home equity
1st lien	—	—	—	—	—	—
2nd lien	—	1	—	—	—	—

Total foreign	15,681	18,137	202	152	3	6

Total consumer finance receivables and loans	$53,001	$41,458	$832	$816	$4	$7

(a)	Includes troubled debt restructured loans classified as performing and less than 90 days past due and still accruing of $167 million and $0 million as of June 30, 2010, and December 31, 2009, respectively.
(b)	Includes nonaccrual troubled debt restructured loans of $232 million and $263 million as of June 30, 2010, and December 31, 2009, respectively.

Total consumer outstanding finance receivables and loans increased $11.5 billion at June 30, 2010, compared with December 31, 2009. The increase in domestic automobile outstandings was driven by the consolidation of previously off-balance sheet loans due to the adoption of ASU 2009-16 and ASU 2009-17, increased originations due to strengthened industry sales and improved automotive manufacturer penetration (primarily Chrysler), and increased retention of originated loans. The decrease in foreign automotive outstandings was driven by continued exit and liquidations in nonstrategic countries and overall contracting markets in Europe.

Total consumer nonperforming loans at June 30, 2010, increased $16 million to $832 million from December 31, 2009, reflecting an increase of $195 million of consumer mortgage nonperforming loans and a decrease of $179 million of consumer automotive nonperforming loans. Nonperforming consumer mortgage loans increased due in part to high unemployment and a continuing distressed housing market as the loans remaining within our portfolio continue to season. Nonperforming consumer automotive loans decreased due to seasonal improvement in the nonprime automotive lending portfolio as well as a change in our nonaccrual policy within our nonprime automotive financing operations. Previously, nonprime loans were considered nonperforming at 60 days past due and now are considered nonperforming at 90 days past due. This policy change makes the nonperforming classification of our automotive loans consistent across the company. Nonperforming consumer finance receivables and loans as a percentage of total outstanding consumer finance receivables and loans were 1.6% and 2.0% at June 30, 2010, and December 31, 2009, respectively.

Consumer domestic automotive loans accruing past due 30 days or more increased $155 million to $989 million at June 30, 2010, compared with December 31, 2009, primarily due to the adoption of ASU 2009-16 and ASU 2009-17 as well as the change in the nonaccrual policy mentioned above. The increase was partially offset by a decrease in delinquencies in the nonprime automotive lending portfolio, when controlling for the impacts of the policy change, resulting from enhanced collection processes and seasonality as well as improved economic conditions and increased quality of newer vintages.

The following table includes held-for-investment consumer net charge-offs and related ratios reported at gross carrying value.

	Three months ended June 30,				Six months ended June 30,
	Net charge- offs (recoveries)		Net charge-off ratios		Net charge- offs		Net charge-off ratios
($ in millions)	2010	2009	2010	2009	2010	2009	2010	2009
Domestic
Automobile (a)	$77	$180	1.3%	4.9%	$260	$373	2.3%	4.9%
1st Mortgage	46	449	2.6	16.3	63	516	1.8	9.2
Home equity
1st lien	7	1	1.6	0.2	5	4	0.6	0.4
2nd lien	20	146	4.0	11.8	33	237	3.2	9.5

Total domestic	150	776	1.7	9.5	361	1,130	2.2	6.8

Foreign
Automobile	32	58	0.8	1.2	74	102	0.9	1.0
1st Mortgage	(1)	476	(0.9)	44.2	1	484	0.7	22.3
Home equity
1st lien	—	—	—	—	—	—	—	—
2nd lien	—	—	—	—	—	—	—	—

Total foreign	31	534	0.8	8.9	75	586	0.9	4.8

Total consumer finance receivables and loans	$181	$1,310	1.4%	9.3%	$436	$1,716	1.7%	6.0%

(a)	Includes $8 million and $22 million of net charge-offs on past due operating lease payments for the three months and six months ended June 30, 2010, respectively.

Our net charge-offs from total consumer automobile loans decreased $129 million and $141 million for the three months and six months ended June 30, 2010, compared to the same periods in 2009. The decreases in net charge-offs were primarily due to improvement in loss severity and customer recoveries due to enhanced collection processes. The loss severity improvement was driven by improvement in the used vehicle market.

Our net charge-offs from total consumer mortgage and home equity loans were $72 million and $102 million for the three months and six months ended June 30, 2010, respectively, compared to $1.1 billion and $1.2 billion for the same periods in 2009. The significant decreases were driven by portfolio composition changes as a result of strategic actions that included the write-down and reclassification of certain mortgage legacy assets from held-for-investment to held-for-sale during the fourth quarter of 2009.

The following table summarizes the total consumer loan originations unpaid principal balance for the periods shown. Total consumer loan originations include loans classified as held-for-investment and held-for-sale during the period.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2010	2009	2010	2009
Domestic
Automobile	$7,174	$4,443	$12,470	$6,780
1st Mortgage	13,160	18,480	26,128	31,676
Home equity	—	—	—	—

Total domestic	20,334	22,923	38,598	38,456

Foreign
Automobile	2,206	1,371	3,908	2,534
1st Mortgage	346	325	638	527
Home equity	—	—	—	—

Total foreign	2,552	1,696	4,546	3,061

Total consumer loan originations	$22,886	$24,619	$43,144	$41,517

Total domestic automobile-originated loans increased $2.7 billion and $5.7 billion for the three months and six months ended June 30, 2010, respectively, compared to the same periods in 2009, primarily due to the improved automotive market as well as the addition of Chrysler automotive financing business. Domestic automotive originations continue to reflect tightened underwriting standards while 100% of these originations were retained on-balance sheet as held-for-investment. Driven by improved Canadian automotive sales, total foreign automotive originations increased $835 million and $1.4 billion for the three months and six months ended June 30, 2010, respectively, compared to the same periods in 2009.

Total domestic mortgage originated loans decreased $5.3 billion and $5.5 billion for the three months and six months ended June 30, 2010, respectively, due in part to overall industry declines including lower refinance volumes and strategic changes in product offerings including the more conservative focus on the prime lending market.

Consumer loan originations retained on-balance sheet as held-for-investment were $9.8 billion and $17.2 billion for the three months and six months ended June 30, 2010, respectively, and $2.1 billion and $3.8 billion for the three months and six months ended June 30, 2009, respectively. The increases during both periods were primarily due to increased automotive loan origination driven by improved industry sales and increased balance sheet retention.

The following table shows held-for-investment consumer finance receivables and loans recorded at historical cost reported at gross carrying value by state and foreign concentration. Total automotive loans were $41.7 billion and $30.2 billion as of June 30, 2010, and December 31, 2009, respectively. Total mortgage and home equity loans were $11.3 billion and $11.2 billion as of June 30, 2010, and December 31, 2009, respectively.

	June 30, 2010		December 31, 2009
	Automobile	1st Mortgage and home equity	Automobile	1st Mortgage and home equity
California	4.5%	24.2%	2.7%	23.3%
Texas	9.2	3.8	7.5	2.9
Florida	3.8	4.2	2.1	4.4
Michigan	3.2	5.1	1.4	5.4
Illinois	2.7	4.6	1.9	4.4
New York	3.2	2.6	2.4	2.9
Pennsylvania	3.0	1.8	2.4	1.8
Georgia	2.4	1.9	1.4	2.0
Virginia	1.2	5.4	0.8	5.5
Ohio	2.3	1.1	1.6	1.2
Other United States	27.8	41.7	17.2	42.6
Canada	15.3	3.6	20.1	3.6
Germany	7.3	—	13.3	—
Brazil	4.9	—	6.8	—
Other foreign	9.2	—	18.4	—

Total consumer loans	100.0%	100.0%	100.0%	100.0%

We monitor our consumer loan portfolio for concentration risk across the geographies in which we lend. The highest concentrations of loans in the United States were in California and Texas, which represented an aggregate of 16.7% of our total outstanding consumer loans as of June 30, 2010.

Concentrations in our mortgage operations are closely monitored given the volatility of the housing markets. Our consumer mortgage loan concentrations in California and Florida receive particular attention as their real estate value depreciation has been the most severe.

In addition, we continue to closely monitor our credit risk to customers concentrated in states affected by the Gulf oil leak. We anticipate loans concentrated in those states may experience increased stress due to declines in economic and tourism activities, loss of income and jobs, and further declines in home values, and as such, we have taken actions appropriate to mitigate our risks.

Our foreign automotive outstandings are heavily concentrated in Canada and Germany, representing 15.3% and 7.3%, respectively, of total consumer automotive loans outstanding as of June 30, 2010.

Repossessed and Foreclosed Assets

We classify an asset as repossessed or foreclosed (included in other assets on the Consolidated Balance Sheet) when physical possession of the collateral is taken regardless of whether foreclosure proceedings has taken place. For more information on repossessed and foreclosed assets, refer to Note 1 to the Consolidated Financial Statements in our 2009 Annual Report on Form 10-K.

Repossessed assets in our automotive finance operations decreased $3 million as of June 30, 2010, compared to December 31, 2009. Foreclosed mortgage assets increased $13 million as of June 30, 2010, compared to December 31, 2009.

Higher Risk Mortgage Loans

During the three months and six months ended June 30, 2010, we primarily focused our origination efforts on prime conforming and government guaranteed mortgages in the United States and high-quality insured mortgages in Canada. In June 2010, we ceased originating interest-only jumbo mortgage loans given the continued volatility of the housing market and the delayed principal payment feature of that loan product. We continued to hold mortgage loans that have features that expose us to potentially higher credit risk including high original loan-to-value mortgage loans (prime or nonprime), payment-option adjustable-rate mortgage loans (prime nonconforming), interest-only mortgage loans (classified as prime conforming or nonconforming for domestic production and prime nonconforming or nonprime for international production), and teaser-rate mortgages (prime or nonprime).

In circumstances when a loan has features such that it falls into multiple categories, it is classified to a category only once based on the following hierarchy: (1) high original loan-to-value mortgage loans, (2) payment-option adjustable-rate mortgage loans, (3) interest-only mortgage loans, and (4) below market rate (teaser) mortgages. Given the continued stress within the housing market, we believe this hierarchy provides the most relevant risk assessment of our nontraditional products.

The following table summarizes the higher-risk mortgage loan originations retained as held-for-investment and reported at unpaid principal balance.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2010	2009	2010	2009
High original loan-to-value (greater than 100%) mortgage loans	$—	$1	$—	$9
Payment-option adjustable-rate mortgage loans	—	—	—	—
Interest-only mortgage loans (a)	87	162	190	170
Below market rate (teaser) mortgages	—	—	—	—

Total higher-risk mortgage loan production	$87	$163	$190	$179

(a)	The originations during the three months ended June 30, 2010, for interest-only mortgage loans had an average FICO of 762 and an average loan-to-value of 65% with 100% full documentation. The originations during the six months ended June 30, 2010, for interest-only mortgage loans had an average FICO of 763 and an average loan-to-value of 63% with 100% full documentation.

The following table summarizes held-for-investment mortgage loans and portfolios reported at gross carrying value by higher-risk loan type.

	Outstanding		Nonperforming		Accruing past due 90 days or more
($ in millions)	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
High original loan-to-value (greater than 100%) mortgage loans	$7	$7	$—	$4	$—	$—
Payment-option adjustable-rate mortgage loans	7	7	—	1	—	—
Interest-only mortgage loans	4,221	4,346	273	139	—	—
Below market rate (teaser) mortgages	310	331	6	2	—	—

Total higher-risk mortgage loans	$4,545	$4,691	$279	$146	$—	$—

The allowance for loan losses was $322 million or 7.1% of total higher risk held-for-investment mortgage loans based on gross carrying value outstanding at June 30, 2010.

The following tables include our five largest state and foreign concentrations based on our higher risk held-for-investment loans reported at gross carrying value.

June 30, 2010 ($ in millions)	High original loan-to-value (greater than 100%) mortgage loans	Payment-option adjustable-rate mortgage loans	Interest-only mortgage loans	Below market rate (teaser) mortgages	All higher risk loans
California	$—	$2	$1,162	$97	$1,261
Virginia	—	—	373	12	385
Maryland	—	—	292	7	299
Michigan	—	—	246	10	256
Illinois	—	—	215	9	224
All other domestic and foreign	7	5	1,933	175	2,120

Total higher-risk mortgage loans	$7	$7	$4,221	$310	$4,545

December 31, 2009 ($ in millions)	High original loan-to-value (greater than 100%) mortgage loans	Payment-option adjustable-rate mortgage loans	Interest-only mortgage loans	Below market rate (teaser) mortgages	All higher risk loans
California	$1	$2	$1,128	$102	$1,233
Virginia	—	—	397	13	410
Maryland	—	—	309	8	317
Michigan	—	—	259	11	270
Illinois	—	—	230	9	239
All other domestic and foreign	6	5	2,023	188	2,222

Total higher-risk mortgage loans	$7	$7	$4,346	$331	$4,691

Commercial Credit Portfolio

During the three months and six months ended June 30, 2010, the credit performance of the commercial portfolio improved as nonperforming loans and net charge-offs declined. The decline in nonperforming loans was largely driven by the continued workout of the resort finance portfolio, the selective disposition of non-core mortgage assets, and some improvement in dealer credit quality. The decline in charge-offs in 2010 was primarily attributed to improved portfolio composition compared to 2009 due to the workout of certain commercial real estate assets and the strategic exit of underperforming automotive dealers partially offset by resort finance portfolio charge-offs taken as we continue to workout that portfolio of clients.

For information on our consumer credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements in our 2009 Annual Report on Form 10-K.

The following table includes total held-for-investment commercial finance receivables and loans reported at gross carrying value.

	Outstanding (a)		Nonperforming (b)		Accruing past due 90 days or more
($ in millions)	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
Domestic
Commercial and industrial
Automobile	$21,776	$19,604	$239	$281	$—	$—
Mortgage	1,803	1,572	16	37	—	—
Resort finance	644	843	602	783	—	—
Other (c)	1,778	1,845	68	73	—	—
Commercial real estate
Automobile	2,090	2,008	263	256	—	—
Mortgage	5	121	5	56	—	—

Total domestic	28,096	25,993	1,193	1,486	—	—

Foreign
Commercial and industrial
Automobile	8,472	7,943	10	66	—	—
Mortgage	75	96	35	35	—	—
Resort finance	—	—	—	—	—	—
Other (c)	401	437	104	131	4	3
Commercial real estate
Automobile	208	221	11	24	—	—
Mortgage	118	162	110	141	—	—

Total foreign	9,274	8,859	270	397	4	3

Total commercial finance receivables and loans	$37,370	$34,852	$1,463	$1,883	$4	$3

(a)	Includes troubled debt restructured loans classified as performing and less than 90 days past due and still accruing of $0 million and $3 million as of June 30, 2010, and December 31, 2009, respectively.
(b)	Includes nonaccrual troubled debt restructured loans of $78 million and $59 million as of June 30, 2010, and December 31, 2009, respectively.
(c)	Other commercial includes structured finance, asset-based lending, and health capital loans.

Total commercial finance receivables and loans outstanding increased $2.5 billion to $37.4 billion at June 30, 2010, from December 31, 2009. Domestic commercial and industrial outstandings increased due to the addition of the Chrysler automotive financing business, improved industry sales, and a corresponding increase in inventories. Foreign commercial and industrial outstandings increased $472 million from December 31, 2009, as a result of growth in the Canadian automotive markets, which was partially offset by dealer exits and continued portfolio runoff within exited countries. Domestic and foreign commercial real estate outstandings decreased $91 million from December 31, 2009, due to reduced mortgage origination activity, seasonal trends, and continued asset dispositions.

Total commercial nonperforming loans were $1.5 billion, a decrease of $420 million compared to December 31, 2009, primarily due to continued progress in resolving troubled customer accounts primarily in our resort finance portfolio, some improvement in dealer performance, and the continued mortgage asset dispositions. Total nonperforming commercial finance receivables and loans as a percentage of outstanding commercial finance receivables and loans were 3.9% and 5.4% at June 30, 2010, and December 31, 2009, respectively.

The following table includes total held-for-investment commercial net charge-offs and related ratios reported at gross carrying value.

	Three months ended June 30,				Six months ended June 30,
	Net charge-offs (recoveries)		Net charge-off ratios		Net charge-offs (recoveries)		Net charge-off ratios
($ in millions)	2010	2009	2010	2009	2010	2009	2010	2009
Domestic
Commercial and industrial
Automobile	$5	$9	0.1%	0.2%	$6	$18	0.1%	0.2%
Mortgage	(1)	67	(0.3)	11.4	(2)	86	(0.3)	7.4
Resort finance	67	—	36.9	—	67	—	17.4	—
Other	—	2	—	0.3	2	3	0.3	0.2
Commercial real estate
Automobile	17	—	3.2	—	29	—	2.8	—
Mortgage	(2)	223	(28.6)	76.8	41	359	145.5	54.4

Total domestic	86	301	1.2	4.6	143	466	1.1	3.5

Foreign
Commercial and industrial
Automobile	1	4	—	0.2	3	3	0.1	0.1
Mortgage	—	—	—	—	—	—	—	—
Resort finance	—	—	—	—	—	—	—	—
Other	29	5	36.0	2.8	29	13	16.3	3.2
Commercial real estate
Automobile	—	—	—	—	2	—	2.0	—
Mortgage	10	—	30.5	—	10	1	14.0	1.2

Total foreign	40	9	1.7	0.4	44	17	1.0	0.3

Total commercial finance receivables and loans	$126	$310	1.4%	3.4%	$187	$483	1.0%	2.7%

Our net charge-offs of commercial loans totaled $126 million and $187 million for the three months and six months ended June 30, 2010, respectively, compared to $310 million and $483 million for the same periods in 2009. The decreases in net charge-offs were largely driven by improved mix of loans in the existing portfolio driven by the workout of certain commercial real estate assets partially offset by charge-offs taken on the resort finance portfolio as we continue to workout the remaining clients.

Commercial Real Estate

The commercial real estate portfolio consists of loans issued primarily to developers, homebuilders, and commercial real estate firms. Commercial real estate finance receivables and loans outstanding decreased slightly to $2.4 billion as of June 30, 2010, compared to $2.5 billion as of December 31, 2009.

The following table shows held-for-investment commercial real estate loans reported at gross carrying value by geographic region and property type.

	June 30, 2010	December 31, 2009
Geographic region
Texas	10.4%	11.2%
California	10.4	9.8
Florida	10.0	11.8
Michigan	9.9	8.5
Virginia	4.4	3.9
New York	4.0	3.7
Pennsylvania	3.9	3.4
Oregon	3.4	2.1
Georgia	2.2	2.1
Alabama	2.1	2.1
Other United States	25.9	26.2
United Kingdom	5.6	7.3
Canada	5.0	4.3
Germany	0.4	0.6
Other foreign	2.4	3.0

Total outstanding commercial real estate loans	100.0%	100.0%

Property type
Automobile dealers	91.3%	84.3%
Residential	4.2	2.7
Land and land development	0.9	5.7
Apartments	—	2.9
Other	3.6	4.4

Total outstanding commercial real estate loans	100.0%	100.0%

Commercial Criticized Exposure

Exposures deemed criticized are loans classified as special mention, substandard, or doubtful. These classifications are based on regulatory definitions and generally represent loans within our portfolio that are of higher default risk. These loans require additional monitoring and review including specific actions to mitigate our potential economic loss.

The following table shows industry concentrations for held-for-investment commercial criticized loans reported at gross carrying value. Total criticized exposures were $3.9 billion and $4.9 billion as of June 30, 2010, and December 31, 2009, respectively.

	June 30, 2010	December 31, 2009
Industry
Automotive	52.3%	50.1%
Resort finance	16.4	17.1
Health/medical	8.8	7.9
Manufacturing	3.9	3.2
Real estate	3.9	6.1
Services	2.7	2.2
Banks and finance companies	2.3	2.0
Retail	2.2	2.7
All other	7.5	8.7

Total commercial criticized loans	100.0%	100.0%

Total criticized exposure decreased $1.0 billion to $3.9 billion from December 31, 2009, primarily due to improvement in dealer credit quality, continued mortgage asset dispositions, and the continued workout of the resort finance portfolio. The increase in our automotive criticized concentration rate is solely due to the significant decrease in the overall criticized amounts outstanding as of June 30, 2010, compared to December 31, 2009.

Allowance for Loan Losses

The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans.

	2010			2009
($ in millions)	Consumer	Commercial	Total	Consumer	Commercial	Total
Balance at April 1,	$1,754	$726	$2,480	$2,758	$887	$3,645
Charge-offs
Domestic	(228)	(91)	(319)	(835)	(305)	(1,140)
Foreign	(50)	(49)	(99)	(549)	(9)	(558)

Total charge-offs (a)	(278)	(140)	(418)	(1,384)	(314)	(1,698)

Recoveries
Domestic	78	5	83	59	4	63
Foreign	19	9	28	15	—	15

Total recoveries	97	14	111	74	4	78

Net charge-offs	(181)	(126)	(307)	(1,310)	(310)	(1,620)
Provision for loan losses	216	4	220	729	388	1,117
Other	(10)	(6)	(16)	130	29	159

Balance at June 30, (b)	$1,779	$598	$2,377	$2,307	$994	$3,301

Allowance for loan losses to finance receivables and loans outstanding at June 30, (c)	3.4%	1.6%	2.6%	4.2%	2.9%	3.7%
Net charge-offs to average finance receivables and loans outstanding at June 30, (c)	1.4%	1.4%	1.4%	9.3%	3.4%	7.0%
Allowance for loan losses to total nonperforming finance receivables and loans at June 30, (c)	213.9%	40.9%	103.6%	92.9%	31.2%	58.2%
Ratio of allowance for loans losses to net charge-offs at June 30,	2.5	1.2	1.9	0.4	0.8	0.5

(a)	Includes net charge-offs on past due operating lease payments of $8 million and $0 million for the three months ended June 30, 2010 and 2009, respectively.
(b)	Includes allowance of $14 million and $19 million based on $46 million and $61 million of past due operating lease payments as of June 30, 2010 and December 31, 2009, respectively. Prior to December 31, 2009, there was no allowance recorded for past due operating lease payments.
(c)	Allowance coverage percentages are based on the allowance for loan losses related to loans held-for-investment excluding those loans held at fair value as a percentage of the unpaid principal balance, net of premiums and discounts.

	2010			2009
($ in millions)	Consumer	Commercial	Total	Consumer	Commercial	Total
Balance at January 1,	$1,664	$781	$2,445	$2,536	$897	$3,433
Cumulative effect of change in accounting principles (a)	222	—	222	—	—	—
Charge-offs
Domestic	(546)	(152)	(698)	(1,240)	(473)	(1,713)
Foreign	(111)	(53)	(164)	(615)	(18)	(633)

Total charge-offs (b)	(657)	(205)	(862)	(1,855)	(491)	(2,346)

Recoveries
Domestic	185	9	194	110	7	117
Foreign	36	9	45	29	1	30

Total recoveries	221	18	239	139	8	147

Net charge-offs	(436)	(187)	(623)	(1,716)	(483)	(2,199)
Provision for loan losses	344	22	366	1,294	569	1,863
Other	(15)	(18)	(33)	193	11	204

Balance at June 30, (c)	$1,779	$598	$2,377	$2,307	$994	$3,301

Allowance for loan losses to finance receivables and loans outstanding at June 30, (d)	3.4%	1.6%	2.6%	4.2%	2.9%	3.7%
Net charge-offs to average finance receivables and loans outstanding at June 30, (d)	1.7%	1.0%	1.4%	6.0%	2.7%	4.7%
Allowance for loan losses to total nonperforming finance receivables and loans at June 30, (d)	213.9%	40.9%	103.6%	92.9%	31.2%	58.2%
Ratio of allowance for loans losses to net charge-offs at June 30,	2.0	1.6	1.9	0.7	1.0	0.8

(a)	Includes adjustment to the allowance due to adoption of ASU 2009-16, Accounting for Transfers of Financial Assets, and ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. Refer to Note 1 to the Consolidated Financial Statements for additional information.
(b)	Includes net charge-offs on past due operating lease payments of $22 million and $0 million for the six months ended June 30, 2010 and 2009, respectively.
(c)	Includes allowance of $14 million and $19 million based on $46 million and $61 million of past due operating lease payments as of June 30, 2010 and December 31, 2009, respectively. Prior to December 31, 2009, there was no allowance recorded for past due operating lease payments.
(d)	Allowance coverage percentages are based on the allowance for loan losses related to loans held-for-investment excluding those loans held at fair value as a percentage of the unpaid principal balance, net of premiums and discounts.

The allowance for consumer automotive loan losses at June 30, 2010, decreased $54 million compared to June 30, 2009, due to some improvements in the credit outlook of the portfolio, including strengthening in the used vehicle market leading to decreased severity of losses and increased customer recoveries in the nonprime automotive lending portfolio.

The allowance for commercial automotive loan losses declined $40 million at June 30, 2010, compared to June 30, 2009, as a result of improved portfolio credit quality due to improved dealer health, strategic dealer exits, and the wind-down of operations in several nonstrategic countries.

The allowance for consumer mortgage loan losses at June 30, 2010, decreased significantly compared to June 30, 2009, driven by the write-down and reclassification of certain mortgage legacy assets in the fourth quarter of 2009.

The allowance for commercial mortgage loan losses declined significantly at June 30, 2010, compared to June 30, 2009, primarily due to continued asset dispositions.

Allowance for Loan Losses by Type

The following table summarizes the allocation of the allowance for loan losses by product type.

	2010			2009
June 30, ($ in millions)	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of allowance for loan losses	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of allowance for loan losses
Consumer
Domestic
Automobile	$910	3.4%	38.3%	$850	5.9%	25.7%
1st Mortgage	403	5.6	17.0	638	6.0	19.3
Home equity	255	6.9	10.7	358	5.4	10.9

Total domestic	1,568	4.2	66.0	1,846	5.8	55.9

Foreign
Automobile	210	1.4	8.8	324	1.7	9.8
1st Mortgage	1	0.3	—	137	3.7	4.2
Home equity	—	—	—	—	—	—

Total foreign	211	1.3	8.8	461	2.0	14.0

Total consumer loans	1,779	3.4	74.8	2,307	4.2	69.9

Commercial
Domestic
Commercial and industrial	420	1.6	17.7	361	1.7	10.9
Commercial real estate	4	0.2	0.2	438	15.3	13.3

Total domestic	424	1.5	17.9	799	3.3	24.2

Foreign
Commercial and industrial	132	1.5	5.5	140	1.5	4.2
Commercial real estate	42	12.8	1.8	55	15.4	1.7

Total foreign	174	1.9	7.3	195	2.1	5.9

Total commercial loans	598	1.6	25.2	994	2.9	30.1

Total allowance for loan losses	$2,377	2.6%	100.0%	$3,301	3.7%	100.0%

Provision for Loan Losses

The following table summarizes the provision for loan losses by product type.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2010	2009	2010	2009
Consumer
Domestic
Automobile	$91	$10	$175	$107
1st Mortgage	48	437	72	695
Home equity	49	201	41	357

Total domestic	188	648	288	1,159

Foreign
Automobile	28	79	54	131
1st Mortgage	—	2	2	3
Home equity	—	—	—	1

Total foreign	28	81	56	135

Total consumer loans	216	729	344	1,294

Commercial
Domestic
Commercial and industrial	15	101	34	126
Commercial real estate	(3)	209	(9)	340

Total domestic	12	310	25	466

Foreign
Commercial and industrial	(8)	75	(3)	99
Commercial real estate	—	3	—	4

Total foreign	(8)	78	(3)	103

Total commercial loans	4	388	22	569

Total provision for loans losses	$220	$1,117	$366	$1,863

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

The following table summarizes our credit derivatives.

	June 30, 2010		December 31, 2009
($ in millions)	Contract/notional	Credit risk	Contract/notional	Credit risk
Credit derivatives
Purchased protection
Credit default swaps	$15	$1	$200	$2
Total return swaps	47	1	—	—

Total purchased protection	62	2	200	2

Written protection
Credit default swaps	40	(1)	90	—
Total return swaps	47	(1)	—	—

Total written protection	87	(2)	90	—

Total credit derivatives	$149	$—	$290	$2

We use credit derivatives to hedge credit risk and reduce risk concentrations on our Consolidated Balance Sheet. We regularly monitor our counterparty credit risk on an absolute and net exposure basis. Overall, net credit risk decreased $2 million as of June 30, 2010, compared to December 31, 2009, primarily due to changes in hedging activities in our international operations.

Market Risk

Our automotive financing, mortgage, and insurance activities give rise to market risk representing the potential loss in the fair value of assets or liabilities caused by movements in market variables, such as interest rates, foreign-exchange rates, equity prices, market perceptions of credit risk, and other market fluctuations that affect the value of securities and assets held-for-sale. We are primarily exposed to interest rate risk arising from changes in interest rates related to financing, investing, and cash management activities. More specifically, we enter into contracts to provide financing, to retain mortgage servicing rights, and to retain various assets related to securitization activities all of which are exposed in varying degrees to changes in value due to movements in interest rates. Interest rate risk arises from the mismatch between assets and the related liabilities used for funding. We enter into various financial instruments, including derivatives, to maintain the desired level of exposure to the risk of interest rate fluctuations. Refer to Note 15 to the Consolidated Financial Statements for further information.

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

Liquidity Management, Funding, and Regulatory Capital

Overview

Liquidity management involves forecasting funding requirements driven by asset growth and liability maturities. The goal of liquidity management is to ensure we maintain adequate funds to meet changes in loan and lease demand, debt maturities, unexpected deposit withdrawals, and other seen and unforeseen corporate needs. Our primary funding objective is to ensure we maintain access to stable and diverse liquidity sources throughout all market cycles including periods of financial distress. Sources of liquidity include both retail and brokered deposits and secured and unsecured market-based funding across maturities, interest rate characteristics, currencies, and investor profiles. Further liquidity is available through committed facilities as well as funding programs supported by the Federal Reserve and the Federal Home Loan Bank of Pittsburgh (FHLB).

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

ALCO, the Asset-Liability Committee, is responsible for monitoring liquidity on an ongoing basis and delegates the planning and execution of liquidity management strategies to Corporate Treasury. We manage liquidity risk at the business segment, legal entity, and consolidated level. Each reporting segment, along with Ally Bank, prepares periodic forecasts depicting anticipated funding needs and sources of funds with oversight and monitoring by Corporate Treasury. Corporate Treasury manages liquidity under baseline projected economic scenarios as well as more severe economically stressed environments. Corporate Treasury, in turn, plans and executes our funding strategies. In addition, the Liquidity Risk Forum, an internal management committee, is responsible for analyzing liquidity risk measurement standards, liquidity position and investment alternatives, funding plans, forecasted liquidity needs and related risks and opportunities, liquidity buffers, stress testing, and contingency funding. We maintain a cash liquidity reserve and credit facility capacity that, taken together, are intended to allow us to operate and to meet our contractual obligations in the event of market disruptions.

Funding Strategy

Our liquidity and ongoing profitability are largely dependent on our timely access to funding and the costs associated with raising funds in different segments of the capital markets. We continue to be extremely focused on maintaining and enhancing our liquidity. Our funding strategy focuses on the development of diversified funding sources across a global investor base to meet all our liquidity needs including unsecured debt capital markets, asset-backed securitizations, whole-loan sales, domestic and international committed and uncommitted bank lines, brokered certificates of deposits, and retail deposits. Creating funding from a wide range of sources across geographic locations strengthens our liquidity position and limits dependence on any single source. We evaluate funding markets on an ongoing basis to achieve an appropriate balance of unsecured and secured funding sources. In addition, we further distinguish our funding strategy between bank funding and holding company or nonbank funding.

Today, all new bank-eligible assets in the United States are being directed to Ally Bank in order to reduce and minimize our nonbanking exposures and funding requirements. During 2009, we received an expanded exemption from the Federal Reserve allowing Ally Bank to originate a limited amount of GM-related retail and wholesale assets subject to certain conditions. Previously, we were more limited in the GM-related assets that could be originated in Ally Bank due to Section 23A of the Federal Reserve Act. The restrictions of Section 23A would cease to apply to GM-related transactions if GM and Ally ceased to be deemed “affiliates” under applicable bank regulatory standards; this would then allow us to use bank funding for a wider array of our automotive finance assets and to provide a sustainable long-term funding channel for the business.

Bank Funding

At June 30, 2010, Ally Bank maintained cash liquidity of $2.6 billion and highly liquid U.S. federal government and U.S. agency securities of $4.9 billion. In addition, at June 30, 2010, Ally Bank had the ability to draw additional unused liquidity of up to $8.4 billion, including $3.0 billion from a shared facility, also available to the parent company, assuming incremental collateral is available to contribute to committed secured funding facilities. Maximizing bank funding is the cornerstone of our long-term liquidity strategy. This strategy will allow us to use a greater diversity of funding sources like retail deposits to finance our loan portfolios and maximize profitability. Deposits provide a low-cost source of funds that are less sensitive to interest rate changes or market volatility. We have continued to expand our deposit gathering efforts through our direct and indirect marketing channels. Current product offerings consist of a variety of savings products including certificates of deposits (CDs), savings accounts, and money market accounts, as well as an online checking product. At June 30, 2010, the deposit base at Ally Bank was $30.8 billion, up from $28.8 billion at December 31, 2009. In addition to retail deposits, Ally Bank has access to funding through a variety of other sources including FHLB advances, the Federal Reserve’s Discount Window, repurchase arrangements, securitizations, private funding arrangements, and brokered certificates of deposit. As of June 30, 2010, debt outstanding from the FHLB totaled $4.5 billion with no debt outstanding from the Federal Reserve. We continue to be active in the securitization markets to finance our Ally Bank retail and wholesale automotive loans. In the second quarter of 2010, Ally Bank completed three automotive term asset-backed securitizations totaling $2.0 billion in funding, which brings the total for the first half of 2010 to five securitizations and $3.9 billion of funding. We also established private facility commitments in the second quarter totaling $7.8 billion, which brought the total credit commitments capable of financing Ally Bank’s growing automotive loan portfolios at June 30, 2010, to $12.0 billion, which included $3.7 billion of commitments available to Ally Bank or the parent company.

In Canada, we are also focused on growing our deposit-raising platform. Through our ResMor Trust subsidiary (ResMor), we began raising deposits in 2009. ResMor launched its online deposit platform in September 2009, providing a variety of products under the Ally brand. As of June 30, 2010, this retail deposit channel had deposits of $626 million. This is in addition to a brokered deposit product line that had a balance of $2.3 billion at June 30, 2010, compared to $1.5 billion at December 31, 2009.

Refer to Note 12 to the Consolidated Financial Statements for a summary of deposit funding by type.

Nonbank Funding

As of June 30, 2010, the parent company maintained cash liquidity in the amount of $10.3 billion and the ability to draw additional committed liquidity up to $8.9 billion, excluding $3.0 billion from a shared facility that is also available to Ally Bank, assuming incremental collateral is available to contribute to committed secured funding facilities. For purposes of this section of the MD&A, parent company is defined as Ally consolidated less our Insurance operations, ResCap, and Ally Bank. As we shift our focus to growing bank funding capabilities in line with increasing asset originations at Ally Bank, we are similarly focused on minimizing uses of our parent company liquidity and reducing the amount of assets funded outside the bank. Funding sources at the parent company generally consist of unsecured debt, private credit facilities, and asset-backed securitizations.

We obtain short-term unsecured funding from the sale of floating-rate demand notes under our Demand Notes program. The holder has the option to require us to redeem these notes at any time without restriction. Demand Notes outstanding were $1.6 billion at June 30, 2010, compared to $1.3 billion at December 31, 2009. Unsecured short-term bank loans also provide short-term funding. As of June 30, 2010, we had $3.7 billion in short-term unsecured debt outstanding, an increase of $0.5 billion from December 31, 2009. In terms of long-term unsecured funding, we raised over $5.0 billion in the unsecured bond markets in the first half of 2010, including a €1.0 billion issuance in the second quarter. Refer to Note 13 to the Consolidated Financial Statements for additional information about our outstanding short-term and long-term unsecured debt.

We maintain various credit facilities in our North American and International Automotive Finance operations, including a $7.9 billion facility in the U.S. that matures in June 2011. We also have an automotive whole-loan forward flow agreement that provides a commitment from a third party to purchase U.S. automotive retail assets. This arrangement expires in October 2010, and there was $1.5 billion of capacity remaining as of June 30, 2010. In the first half of 2010, we have been active in the public and private securitization markets internationally, completing a total of eight transactions in Canada, Mexico, and Germany that raised more than $5.0 billion.

Recent Funding Developments

During the first six months of 2010, we completed funding transactions totaling more than $25 billion and we renewed key existing funding facilities, as we realized greater access to both the public and private markets. Key funding highlights from the first half of 2010 include:

•	We issued over $5 billion of unsecured debt, which included issuances in both the United States and European markets.

•

We raised over $10 billion from the sale of asset-backed securities publicly and privately in multiple jurisdictions, including Ally Bank-sponsored transactions of $3.9 billion and a $508 million issuance supported by mortgage servicer advances.

•

We created more than $10 billion of new committed credit capacity, including $8.3 billion solely dedicated to fund automotive assets at Ally Bank and new mortgage facilities that provide committed credit capacity of $600 million.

•	We renewed approximately $2 billion of key private funding facilities at our International Automotive Finance operations and Mortgage operations.

Funding Sources

The following table summarizes debt and other sources of funding and the amount outstanding under each category for the periods shown.

	Outstanding
($ in millions)	June 30, 2010	December 31, 2009
Secured financings (a)	$42,078	$48,759
Institutional term debt	25,538	24,809
Retail debt programs (b)	14,248	14,622
Temporary Liquidity Guarantee Program (TLGP)	7,400	7,400
Bank loans and other	2,200	2,194

Total debt (c)	$91,464	$97,784

Bank deposits (d)	$32,988	$30,006

Off-balance sheet securitizations
Retail finance receivables	$—	$6,554
Mortgage loans	79,662	99,123

Total off-balance sheet securitizations	$79,662	$105,677

(a)	Includes securitization transactions that are accounted for on-balance sheet as secured financings totaling $31,175 million and $32,078 million at June 30, 2010, and December 31, 2009, respectively.
(b)	Includes $10,219 million and $10,878 million of Ally SmartNotes as of June 30, 2010, and December 31, 2009, respectively.
(c)	Excludes fair value adjustment as described in Note 18 to the Consolidated Financial Statements.
(d)	Includes consumer and commercial bank deposits and dealer wholesale deposits.

Refer to Note 13 to the Consolidated Financial Statements for a summary of the scheduled maturity of long-term debt at June 30, 2010.

Funding Facilities

We utilize both committed and uncommitted credit facilities. The financial institutions providing the uncommitted facilities are not legally obligated to advance funds under them. The amounts outstanding under our various funding facilities are generally included on our Consolidated Balance Sheet.

Funding Facilities – Operating Segment

Most of our committed capacity is concentrated in our Automotive Finance operations, which is consistent with our strategic focus. Our funding facility capacity for Mortgage operations is sourced from private bank facilities, the Federal Reserve Bank, and FHLB advances. Refer to Note 13 to the Consolidated Financial Statements for additional information on our funding facilities by operating segment.

Funding Facilities – Bank/Nonbank Funding

As of June 30, 2010, Ally Bank’s committed capacity was $12.0 billion of which $3.7 billion was available to both Ally Bank and the parent company, Ally Financial Inc. Effective April 7, 2010, Ally Bank entered into a $7.0 billion secured revolving credit facility with a syndicate of lenders. The facility has a 364-day maturity and is available to fund automotive receivables. It provides incremental liquidity to Ally Bank and further diversifies its funding sources. Other funding facilities available to Ally Bank are generally composed of Federal Reserve Bank and FHLB advances, as well as repurchase arrangements with third-party lenders.

	Total capacity		Unused capacity (a)		Outstanding
($ in billions)	June 30, 2010	Dec 31, 2009	June 30, 2010	Dec 31, 2009	June 30, 2010	Dec 31, 2009
Committed unsecured
Nonbank funding
Automotive Finance operations	$0.8	$0.8	$0.1	$0.1	$0.7	$0.7
Committed secured
Nonbank funding
Automotive Finance operations and other	17.9	32.0	8.8	9.0	9.1	23.0
Mortgage operations	1.7	2.1	0.3	0.4	1.4	1.7
Bank funding	8.3	—	5.4	—	2.9	—
Shared capacity (b)	3.7	4.0	3.0	3.2	0.7	0.8

Total committed facilities	32.4	38.9	17.6	12.7	14.8	26.2

Uncommitted unsecured
Nonbank funding
Automotive Finance operations	1.1	0.9	0.2	0.1	0.9	0.8
Uncommitted secured
Nonbank funding
Automotive Finance operations	0.4	0.4	0.1	0.1	0.3	0.3
Mortgage operations	0.1	0.2	0.1	0.2	—	—
Bank funding (c) (d)	10.0	13.7	5.0	3.6	5.0	10.1

Total uncommitted facilities	11.6	15.2	5.4	4.0	6.2	11.2

Total facilities	44.0	54.1	23.0	16.7	21.0	37.4
Whole-loan forward flow agreements (e)	1.5	9.4	1.5	9.4	—	—

Total commitments	$45.5	$63.5	$24.5	$26.1	$21.0	$37.4

(a)	Funding for committed secured facilities is generally available on request as excess collateral resides in certain facilities or to the extent incremental collateral is available and contributed to the facilities.
(b)	Funding is generally available for assets originated by Ally Bank or the parent company, Ally Financial Inc.
(c)	Included $3.8 billion and $7.8 billion of capacity from Federal Reserve Bank advances with zero and $5.0 billion outstanding as of June 30, 2010, and December 31, 2009, respectively.
(d)	Included $5.7 billion and $5.9 billion of capacity from FHLB advances with $4.5 billion and $5.1 billion outstanding as of June 30, 2010, and December 31, 2009, respectively.
(e)	Represents commitments of financial institutions to purchase U.S. automotive retail assets.

Committed Unsecured Funding Facilities

Revolving credit facilities — As of June 30, 2010, we maintained $486 million of commitments in our U.S. unsecured revolving credit facility maturing June 2012. This facility is fully drawn.

Bank lines — As of June 30, 2010, we maintained $259 million of committed unsecured bank facilities in Canada and $43 million in Europe. The European facility expires in March 2011 while the Canadian facilities expire in June 2012.

Committed Secured Funding Facilities

Facilities for Automotive Finance Operations

As of June 30, 2010, we had capacity of $7.9 billion from a syndicate of lenders through our nonbank secured revolving credit facility. This facility matures in June 2011 and is secured by U.S. and Canadian automotive finance assets. The borrowers under the facility are structured as bankruptcy-remote special-purpose entities.

This nonbank facility includes a leverage ratio covenant that requires our reporting segments, excluding our Mortgage operations reporting segment, to have a ratio of consolidated borrowed funds to consolidated net worth not to exceed 11.0:1. For purposes of this calculation, the numerator is our total debt on a consolidated basis (excluding obligations of bankruptcy-remote special-purpose entities) less the total debt of our Mortgage operations reporting segment on our Consolidated Balance Sheet (excluding obligations of bankruptcy-remote special-purpose entities). The denominator is our consolidated net worth less our Mortgage operations consolidated net worth and certain extensions of credit from us to our Mortgage operations. As of June 30, 2010, the leverage ratio was 2.3:1. The following table summarizes the calculation of the leverage ratio covenant.

June 30, 2010 ($ in millions)	Ally	Less: Mortgage operations	Adjusted leverage metrics
Consolidated borrowed funds
Total debt	$92,259	$22,210	$70,049
Less
Obligations of bankruptcy-remote SPEs	(31,175)	(2,536)	(28,639)
Intersegment eliminations	—	(1,364)	1,364

Consolidated borrowed funds used for leverage ratio	$61,084	$18,310	$42,774

Consolidated net worth
Total equity	$20,773	$1,888	$18,885
Less
Intersegment credit extensions	(258)	—	(258)

Consolidated net worth used for leverage ratio	$20,515	$1,888	$18,627

Leverage ratio (a)			2.3

(a)	We remain subject to a leverage ratio as calculated prior to the formation of the June 2008 secured revolving credit facility but on significantly reduced debt balances relative to prior periods. As of June 30, 2010, the leverage ratio as calculated based on that methodology was 2.9:1.

In addition to our syndicated revolving credit facilities, we also maintain various bilateral and multilateral bank facilities that fund our Automotive Finance operations. These are primarily private securitization facilities that fund a specific pool of assets. Some of the facilities have revolving commitments and allow for the funding of additional assets during the commitment period. As of June 30, 2010, there was $22.6 billion of total capacity for North American Automotive Finance operations and $7.3 billion of total capacity for International Automotive Finance operations.

Facilities for Mortgage Operations

As of June 30, 2010, we had capacity of $700 million to fund eligible mortgage servicing rights and capacity of $350 million to fund mortgage servicer advances. In the second quarter of 2010, we entered into two new mortgage facilities that provided $600 million of additional capacity.

Cash Flows

Net cash provided by operating activities was $11.6 billion for the six months ended June 30, 2010, compared to $2.3 billion for the same period in 2009 reflecting the improved operating results in 2010. During the six months ended June 30, 2010, the net cash inflow from sales and repayments of mortgage and automotive loans held-for-sale exceeded cash outflows from new originations and purchases of such loans by $8.0 billion. These activities resulted in a net cash outflow of $4.2 billion for the six months ended June 30, 2009. This is primarily a result of new auto loan originations in 2010 primarily being classified as held-for-investment as opposed to held-for-sale in 2009. Also contributing to the year-over-year shift was a surge in mortgage refinancing activity in early 2009 in response to actions taken by the Federal Reserve to lower interest rates during the last nine months of 2008.

Net cash used in investing activities was $808 million for the six months ended June 30, 2010, compared to net cash provided of $10.2 billion for the same period in 2009. Net cash flows associated with finance receivables and loans, including notes receivable from GM, decreased $16.5 billion during the six months ended June 30, 2010. These decreases were partially offset by an increase in cash received from sales and maturities of available-for-sale investment securities, net of purchases, of $3.6 billion during the six months ended June 30, 2010, compared to the same period in 2009.

Net cash used in financing activities for the six months ended June 30, 2010, totaled $12.2 billion, compared to $8.9 billion for the same period in 2009. Cash provided from new equity issuances was $8.7 billion in 2009. There were no similar equity issuances in 2010. Also contributing to the increase in net cash used was an increase of $2.1 billion in cash outflows to settle short-term debt obligations, and a decrease of $2.7 billion in cash provided by bank deposits in 2010, compared to 2009. Proceeds from the issuance of long-term debt increased $6.2 billion during the six months ended June 30, 2010, while cash used to repay debt decreased $4.2 billion, as we managed our funding profile.

Regulatory Capital

Refer to Note 14 to the Consolidated Financial Statements.

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

Nationally recognized statistical rating organizations rate substantially all our debt. The following table summarizes our current ratings and outlook by the respective nationally recognized rating agencies.

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

In addition, ResCap, our indirect wholly owned subsidiary, has ratings (separate from Ally) from the nationally recognized rating agencies. The following table summarizes ResCap’s current ratings and outlook by the respective agency.

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

On July 20, 2010, A.M. Best removed our U.S. Insurance companies from under review with developing implications and affirmed the FSR of B++ (good) and the ICR of BBB.

Off-balance Sheet Arrangements

Refer to Note 9 to the Consolidated Financial Statements.

Critical Accounting Estimates

We identified critical accounting estimates that, as a result of judgments, uncertainties, uniqueness, and complexities of the underlying accounting standards and operations involved could result in material changes to our financial condition, results of operations, or cash flows under different conditions or using different assumptions.

Our most critical accounting estimates are:

•	Fair value measurements

•	Valuation of securities

•	Valuation of loans held-for-sale

•	Allowance for loan losses

•	Valuation of automotive lease residuals

•	Valuation of mortgage servicing rights

•	Goodwill

•	Determination of reserves for insurance losses and loss adjustment expenses

•	Determination of provision for income taxes

There have been no significant changes in the methodologies and processes used in developing these estimates from what was described in our 2009 Annual Report on Form 10-K; however, the valuation of interests in securitized assets is no longer considered a critical accounting estimate as of January 1, 2010, due to the adoption of Accounting Standards Update (ASU) 2009-16, Accounting for Transfers of Financial Assets and ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. The adoption resulted in the removal of certain retained interests because we were required under the new standards to consolidate the assets and liabilities of the related securitization structures. We now reflect our economic interest in these structures primarily through loans and secured debt. Refer to Note 1 to the Consolidated Financial Statements for more information on ASU 2009-16 and ASU 2009-17.

Fair Value of Financial Instruments

We follow the fair value hierarchy set forth in Note 18 to the Consolidated Financial Statements to prioritize the data used to measure fair value. We review and modify, as necessary, our fair value hierarchy classifications on a quarterly basis. As such, there may be reclassifications between hierarchy levels.

As of June 30, 2010, approximately 17% of total assets ($30.1 billion) and approximately 3% of total liabilities ($5.4 billion) were recorded at fair value on either a recurring or a nonrecurring basis. Level 3 inputs were used to calculate the fair value of approximately 28% and 44% of these assets and liabilities, respectively. See Note 18 to the Consolidated Financial Statements for descriptions of valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models, and significant assumptions utilized.

A large percentage of our fair value assets and liabilities are Level 3. While we execute various hedging strategies to mitigate our exposure to changes in fair value, we cannot fully eliminate our exposure to volatility caused by fluctuations in market prices. In recent years, the credit markets across the globe experienced dislocation. Market demand for asset-backed securities, particularly those backed by mortgage assets, significantly contracted and in many markets virtually disappeared. Further, market demand by whole-loan purchasers also contracted. These unprecedented market conditions adversely affected us as well as our competitors. As market conditions evolve, our assets and liabilities are subject to valuation adjustment and changes in the inputs we utilize to measure fair value.

As of June 30, 2010, our Level 3 assets declined 39%, or $5.2 billion, and our Level 3 liabilities increased 44%, or $714 million, compared to December 31, 2009. The decline in Level 3 assets was primarily due to the $4.3 billion decline in loans held-for-sale measured at fair value on a nonrecurring basis as of June 30, 2010, compared to December 31, 2009. During 2009, we reclassified mortgage loans with an unpaid principal balance of $8.5 billion from finance receivables and loans, net of unearned income, to loans held-for-sale because we changed our intent to hold these loans for the foreseeable future. As a result, we recognized a valuation loss of approximately $3.4 billion during 2009 when we adjusted these loans from their cost basis to their fair value. The valuation adjustments recognized in 2010 were not as significant. Also contributing to the decline in Level 3 assets were unfavorable mortgage servicing rights valuation results because of declining mortgage rates and portfolio runoff, fewer nonrecurring fair value measurements related to our commercial finance receivables and loans, and a decline in trading securities because ASU 2009-17 eliminated certain retained interests we had held. A partial offset to the overall decrease in the Level 3 assets was a $1.0 billion increase in consumer finance receivables and loans carried at fair value on a recurring basis because of a fair value option election. The increase in the consumer loans was primarily related to the implementation of ASU 2009-17. The implementation required several of our securitization structures previously held off-balance sheet to be consolidated as of January 1, 2010. Upon consolidation, we elected the fair value option for the consumer finance receivables and loans, as well as the related debt. The election made to the related debt was the primary reason the Level 3 liabilities increased $714 million, compared to December 31, 2009.

We have numerous internal controls in place to ensure the appropriateness of fair value measurements. Significant fair value measures are subject to detailed analytics and management review and approval. We have an established model validation policy and program in place that covers all models used to generate fair value measurements. This model validation program ensures a controlled environment is used for the development, implementation, and use of the models and change procedures. Further, this program uses a risk-based approach to select models to be reviewed and validated by an independent internal risk group to ensure the models are consistent with their intended use, the logic within the models is reliable, and the inputs and outputs from these models are appropriate. Additionally, a wide array of operational controls is in place to ensure the fair value measurements are reasonable, including controls over the inputs into and the outputs from the fair value measurement models. For example, we backtest the internal assumptions used within models against actual performance. We also monitor the market for recent trades, market surveys, or other market information that may be used to benchmark model inputs or outputs. Certain valuations are benchmarked to market indices when appropriate and available. We schedule model and/or input recalibrations that occur on a periodic basis but will recalibrate earlier if significant variances are observed as part of the backtesting or benchmarking noted above.

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

Statistical Table

The accompanying supplemental information should be read in conjunction with the more detailed information, including our Consolidated Financial Statements and the notes thereto, which appear elsewhere in this Quarterly Report.

Net Interest Margin Table

The following tables present an analysis of net interest margin excluding discontinued operations for the periods shown.

	2010			2009
Three months ended June 30, ($ in millions)	Average balance (a)	Interest income/ interest expense	Yield/rate (annualized)	Average balance (a)	Interest income/ interest expense	Yield/rate (annualized)
Assets
Interest bearing cash and cash equivalents	$15,498	$18	0.47%	$14,238	$27	0.76%
Trading securities	177	6	13.60	812	34	16.79
Investment securities (b)	10,793	87	3.23	6,843	52	3.05
Loans held-for-sale	12,671	156	4.94	11,000	84	3.06
Finance receivables and loans, net of unearned income (c) (d)	89,502	1,620	7.26	94,913	1,686	7.12
Investment in operating leases, net (e)	12,937	485	15.04	22,677	447	7.91

Total interest earning assets	141,578	2,372	6.72	150,483	2,330	6.21
Noninterest bearing cash and cash equivalents	85			1,408
Other assets	38,899			30,510
Allowance for loan losses	(2,496)			(3,586)

Total assets	$178,066			$178,815

Liabilities
Interest bearing deposit liabilities	$32,309	$155	1.92%	$22,235	$179	3.23%
Short-term borrowings	7,375	100	5.44	8,021	182	9.10
Long-term debt (f) (g) (h)	87,964	1,409	6.42	101,510	1,579	6.24

Total interest bearing liabilities (g) (i)	127,648	1,664	5.23	131,766	1,940	5.91
Noninterest bearing deposit liabilities	2,033			2,041
Other liabilities	27,739			20,098

Total liabilities	157,420			153,905
Total equity	20,646			24,910

Total liabilities and equity	$178,066			$178,815

Net financing revenue		$708			$390
Net interest spread (j)			1.49%			0.30%
Net interest spread excluding original issue discount (j)			2.54%			1.33%
Yield on interest earning assets (k)			2.01%			1.04%
Yield on interest earning assets excluding original issue discount (k)			2.83%			1.77%

(a)	Average balances are calculated using a combination of monthly and daily average methodologies.
(b)	Excludes income on equity investments of $4 million and $3 million as of June 30, 2010 and 2009, respectively. Yields on available-for-sale debt securities are based on fair value as opposed to historical cost.
(c)	Nonperforming finance receivables and loans are included in the average balances. For information on our accounting policies regarding nonperforming status refer to Note 1 to the Consolidated Financial Statements in our 2009 Annual Report on Form 10-K.
(d)	Includes other interest income of $(4) million and $30 million as of June 30, 2010 and 2009, respectively.
(e)	Includes gains on sale of $198 million and $116 million as of June 30, 2010 and 2009, respectively. Excluding these gains on sale, the annualized yield would be 8.90% and 5.85% as of June 30, 2010 and 2009, respectively.
(f)	Includes the effects of derivative financial instruments designated as hedges.
(g)	Average balance includes $3,876 million and $4,992 million related to original issue discount at June 30, 2010 and 2009, respectively. Interest expense includes original issue discount amortization of $292 million and $275 million as of June 30, 2010 and 2009, respectively.
(h)	Excluding original issue discount the rate on long-term debt is 4.88% and 4.91% as of June 30, 2010 and 2009, respectively.
(i)	Excluding original issue discount the rate on total interest bearing liabilities is 4.18% and 4.88% as of June 30, 2010 and 2009, respectively.
(j)	Net interest spread represents the difference between the rate on total interest earning assets and the rate on total interest bearing liabilities.
(k)	Yield on interest earning assets represents net financing revenue as a percentage of total interest earning assets.

	2010			2009
Six months ended June 30, ($ in millions)	Average balance (a)	Interest income/ interest expense	Yield/rate (annualized)	Average balance (a)	Interest income/ interest expense	Yield/rate (annualized)
Assets
Interest bearing cash and cash equivalents	$14,004	$32	0.46%	$14,345	$69	0.97%
Trading securities	253	7	5.58	1,070	57	10.74
Investment securities (b)	11,232	183	3.29	6,475	110	3.43
Loans held-for-sale	14,755	371	5.07	9,849	168	3.44
Finance receivables and loans, net of unearned income (c) (d)	87,394	3,244	7.49	96,419	3,404	7.12
Investment in operating leases, net (e)	13,905	992	14.39	23,791	992	8.41

Total interest earning assets	141,543	4,829	6.88	151,949	4,800	6.37
Noninterest bearing cash and cash equivalents	467			1,330
Other assets	38,623			31,765
Allowance for loan losses	(2,528)			(3,541)

Total assets	$178,105			$181,503

Liabilities
Interest bearing deposit liabilities	$31,385	$313	2.01%	$21,131	$357	3.41%
Short-term borrowings	7,557	212	5.66	9,102	343	7.60
Long-term debt (f) (g) (h)	88,907	2,844	6.45	105,040	3,236	6.21

Total interest bearing liabilities (g) (i)	127,849	3,369	5.31	135,273	3,936	5.87
Noninterest bearing deposit liabilities	1,897			1,865
Other liabilities	27,682			20,369

Total liabilities	157,428			157,507
Total equity	20,677			23,996

Total liabilities and equity	$178,105			$181,503

Net financing revenue		$1,460			$864
Net interest spread (j)			1.57%			0.50%
Net interest spread excluding original issue discount (j)			2.63%			1.48%
Yield on interest earning assets (k)			2.08%			1.15%
Yield on interest earning assets excluding original issue discount (k)			2.92%			1.85%

(a)	Average balances are calculated using a combination of monthly and daily average methodologies.
(b)	Excludes income on equity investments of $8 million and $3 million as of June 30, 2010 and 2009, respectively. Yields on available-for-sale debt securities are based on fair value as opposed to historical cost.
(c)	Nonperforming finance receivables and loans are included in the average balances. For information on our accounting policies regarding nonperforming status refer to Note 1 to the Consolidated Financial Statements in our 2009 Annual Report on Form 10-K.
(d)	Includes other interest income of $0 million and $55 million as of June 30, 2010 and 2009, respectively.
(e)	Includes gains on sale of $386 million and $157 million as of June 30, 2010 and 2009, respectively. Excluding these gains on sale, the annualized yield would be 8.79% and 7.08% as of June 30, 2010 and 2009, respectively.
(f)	Includes the effects of derivative financial instruments designated as hedges.
(g)	Average balance includes $4,048 million and $5,141 million related to original issue discount at June 30, 2010 and 2009, respectively. Interest expense includes original issue discount amortization of $588 million and $533 million as of June 30, 2010 and 2009, respectively.
(h)	Excluding original issue discount the rate on long-term debt is 4.89% and 4.95% as of June 30, 2010 and 2009, respectively.
(i)	Excluding original issue discount the rate on total interest bearing liabilities is 4.25% and 4.89% as of June 30, 2010 and 2009, respectively.
(j)	Net interest spread represents the difference between the rate on total interest earning assets and the rate on total interest bearing liabilities.
(k)	Yield on interest earning assets represents net financing revenue as a percentage of total interest earning assets.

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

While these statements represent our current judgment on what the future may hold and we believe these judgments are reasonable, these statements are not guarantees of any events or financial results, and Ally’s actual results may differ materially due to numerous important factors that are described in the most recent reports on Forms 10-K and 10-Q for Ally, each of which may be revised or supplemented in subsequent reports on Forms 10-Q and 8-K. Such factors include, among others, the following: our inability to repay our outstanding obligations to the U.S. Department of the Treasury or to do so in a timely fashion and without disruption to our business; uncertainty of Ally’s ability to enter into transactions or execute strategic alternatives to realize the value of its Residential Capital, LLC (ResCap) operations; our inability to successfully accommodate the additional risk exposure relating to providing wholesale and retail financing to Chrysler dealers and customers and the resulting impact to our financial stability; uncertainty related to Chrysler’s and GM’s recent exits from bankruptcy; uncertainty related to the new financing arrangement between Ally and Chrysler; securing low cost funding for Ally and ResCap and maintaining the mutually beneficial relationship between Ally and GM, and Ally and Chrysler; our ability to maintain an appropriate level of debt and capital; the profitability and financial condition of GM and Chrysler; our ability to realize the anticipated benefits associated with our recent conversion to a bank holding company and the increased regulation and restrictions that we are now subject to; continued challenges in the residential mortgage and capital markets; the potential for deterioration in the residual value of off-lease vehicles; the continuing negative impact on ResCap of the decline in the U.S. housing market; changes in U.S. government-sponsored mortgage programs or disruptions in the markets in which our mortgage subsidiaries operate; disruptions in the market in which we fund Ally’s and ResCap’s operations, with resulting negative impact on our liquidity; changes in our accounting assumptions that may require or that result from changes in the accounting rules or their application, which could result in an impact on earnings; changes in the credit ratings of ResCap, Ally, Chrysler, or GM; changes in economic conditions, currency exchange rates, or political stability in the markets in which we operate; and changes in the existing or the adoption of new laws, regulations, policies, or other activities of governments, agencies, and similar organizations (including as a result of the recently enacted financial regulatory reform bill). Ally undertakes no obligation to update publicly or otherwise revise any forward-looking statements whether as a result of new information, future events, or other such factors that affect the subject of these statements, except where expressly required by law.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Refer to the Market Risk section of Item 2, Management’s Discussion and Analysis.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), designed to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized, and reported within the specified time periods. As of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures. Based on our evaluation, Ally’s Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures were effective as of June 30, 2010.

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Ally have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to potential liability under various governmental proceedings, claims, and legal actions that are pending or otherwise asserted against us. We are named as defendants in a number of legal actions, and we are occasionally involved in governmental proceedings arising in connection with our respective businesses. Some of the pending actions purport to be class actions. We establish reserves for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be higher or lower than any amounts reserved for the claims. On the basis of information currently available, advice of counsel, available insurance coverage, and established reserves, it is the opinion of management that the eventual outcome of the actions against us will not have a material adverse effect on our consolidated financial condition, results of operations, or cash flows. However, in the event of unexpected future developments, it is possible that the ultimate resolution of legal matters, if unfavorable, may be material to our consolidated financial condition, results of operations, or cash flows.

Item 1A. Risk Factors

Other than with respect to the risk factors provided below, there have been no material changes to the Risk Factors described in our 2009 Annual Report on Form 10-K.

Risks Related to Our Business

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

Ally, Ally Bank, and many of our nonbank subsidiaries are heavily regulated by bank and other regulatory agencies at the federal, state, and foreign levels. This regulatory oversight is established to protect depositors, the FDIC’s Deposit Insurance Fund, and the banking system as a whole, not security holders. Changes to statutes, regulations, or regulatory policies including interpretation or implementation of statutes, regulations, or policies could affect us in substantial and unpredictable ways including limiting the types of financial services and products we may offer and increasing the ability of nonaffiliates to offer competing financial services and products.

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

Regulators have recently increased their focus on the regulation of the financial services industry. For example, on July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Financial Reform Act) was signed into law. The Financial Reform Act is broad in scope with many of its provisions to be implemented through additional regulations over time. We are unable to predict how the Financial Reform Act or any future laws or regulations will be administered or implemented, and it is possible that the Financial Reform Act or any other such future actions could affect us in substantial and unpredictable ways and could have an adverse effect on our business, financial condition, and results of operations. We are also affected by the policies adopted by regulatory authorities and bodies of the United States and other governments. For example, the actions of the FRB and international central banking authorities directly impact our cost of funds for lending, capital raising, and investment activities and may impact the value of financial instruments we hold. In addition, such changes in monetary policy may affect the credit quality of our customers. Changes in domestic and international monetary policy are beyond our control and difficult to predict.

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

The worldwide financial services industry is highly competitive. If we are unable to compete successfully or if there is increased competition in the automotive financing, mortgage, and/or insurance markets or generally in the markets for securitizations or asset sales, our business could be negatively affected.

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

Ally’s agreements with GM and Chrysler to provide automotive financing products to their dealers and customers extend through December and April 2013, respectively. These agreements provide Ally with certain preferred provider benefits including limiting the use of other financing providers by GM and Chrysler in their incentive programs. The terms of the Ally agreement with GM change after January 1, 2011, such that GM will be able to offer any incentive programs on a graduated basis through third parties on a non-exclusive, side-by-side basis with Ally, provided that the pricing of the third parties meets certain requirements. Due to the highly competitive nature of the market for financial services, Ally may be unable to extend one or both of these agreements or may face less favorable terms upon extension. If Ally is unable to extend one or both of these agreements, its retail financing volumes could be negatively impacted.

GM has recently announced that it plans to acquire AmeriCredit Corp., an independent automotive finance company, and it is possible that other automotive manufacturers could establish or acquire captive finance companies or utilize other existing companies to support their financing needs. If we are unable to compete effectively with these other financing sources or if GM were to direct substantially more business to its captive on noncommercial terms, our profitability and financial condition could be negatively affected.

The markets for asset and mortgage securitizations and whole-loan sales are competitive, and other issuers and originators could increase the amount of their issuances and sales. In addition, lenders and other investors within those markets often establish limits on their credit exposure to particular issuers, originators, and asset classes, or they may require higher returns to increase the amount of their exposure. Increased issuance by other participants in the market or decisions by investors to limit their credit exposure to (or to require a higher yield for) us or to automotive or mortgage securitizations or whole loans could negatively affect our ability and that of our subsidiaries to price our securitizations and whole-loan sales at attractive rates. The result would be lower proceeds from these activities and lower profits for our subsidiaries and us. Further, the recently enacted Financial Reform Act includes a provision that, effective immediately, repealed Rule 436(g) of the Securities Act of 1933 (the Securities Act). This rule had provided an exemption to nationally recognized statistical rating organizations (NRSROs) from liability as experts for their ratings under Section 11 of the Securities Act. In response to this, NRSROs refused to permit their ratings to be used pending more clarity related to potential legal exposure. The Securities and Exchange Commission (SEC) has issued guidance permitting issuers for six-month period to omit credit ratings from certain registration statements filed under the SEC’s Regulation AB. However, it is unclear whether the SEC will extend this six-month period or what the final resolution related to these issues will be, and if the repeal of Rule 436(q) stands without further action, we would likely be limited to only private securitizations, which could have an adverse impact on our liquidity and cost of funds.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed on the accompanying Index of Exhibits are filed as a part of this report. This Index is incorporated herein by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 6th day of August 2010.

ALLY FINANCIAL INC. (Registrant)

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