Form 10-Q
period 2010-09-30
Ally Financial Inc.
filed 2010-11-09
CIK 40729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010, or

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

Yes ☐                    No ☑

At November 8, 2010, the number of shares outstanding of the Registrant’s common stock was 799,120 shares.

ALLY FINANCIAL INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ALLY FINANCIAL INC.

CONDENSED CONSOLIDATED STATEMENT OF INCOME (unaudited)

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2010	2009	2010	2009
Financing revenue and other interest income
Finance receivables and loans
Consumer	$1,149	$1,124	$3,407	$3,532
Commercial	470	407	1,361	1,259
Notes receivable from General Motors	40	55	135	144

Total finance receivables and loans	1,659	1,586	4,903	4,935
Loans held-for-sale	153	114	524	282
Interest on trading securities	5	62	12	119
Interest and dividends on available-for-sale investment securities	88	49	279	162
Interest-bearing cash	22	19	54	88
Other interest income, net	—	1	—	56
Operating leases	855	1,386	3,029	4,491

Total financing revenue and other interest income	2,782	3,217	8,801	10,133
Interest expense
Interest on deposits	172	178	485	535
Interest on short-term borrowings	110	121	322	464
Interest on long-term debt	1,451	1,449	4,295	4,685

Total interest expense	1,733	1,748	5,102	5,684
Depreciation expense on operating lease assets	454	894	1,636	3,007

Net financing revenue	595	575	2,063	1,442
Other revenue
Servicing fees	404	379	1,173	1,176
Servicing asset valuation and hedge activities, net	(27)	(110)	(181)	(687)

Total servicing income, net	377	269	992	489
Insurance premiums and service revenue earned	470	510	1,415	1,501
Gain on mortgage and automotive loans, net	326	177	863	666
(Loss) gain on extinguishment of debt	(2)	10	(123)	667
Other gain on investments, net	104	216	339	299
Other income, net of losses	181	229	456	(94)

Total other revenue	1,456	1,411	3,942	3,528
Total net revenue	2,051	1,986	6,005	4,970
Provision for loan losses	9	680	375	2,543
Noninterest expense
Compensation and benefits expense	393	416	1,208	1,170
Insurance losses and loss adjustment expenses	229	254	664	800
Other operating expenses	1,094	1,496	2,805	3,577

Total noninterest expense	1,716	2,166	4,677	5,547
Income (loss) from continuing operations before income tax expense (benefit)	326	(860)	953	(3,120)
Income tax expense (benefit) from continuing operations	48	(291)	117	681

Net income (loss) from continuing operations	278	(569)	836	(3,801)

(Loss) income from discontinued operations, net of tax	(9)	(198)	160	(1,544)

Net income (loss)	$269	$(767)	$996	$(5,345)

The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ALLY FINANCIAL INC.

CONDENSED CONSOLIDATED BALANCE SHEET (unaudited)

($ in millions)	September 30, 2010	December 31, 2009
Assets
Cash and cash equivalents
Noninterest-bearing	$1,414	$1,840
Interest-bearing	11,175	12,948

Total cash and cash equivalents	12,589	14,788
Trading securities	211	739
Investment securities
Available-for-sale	11,925	12,155
Held-to-maturity	—	3

Total investment securities	11,925	12,158
Loans held-for-sale, net ($6,978 and $5,545 fair value elected)	13,265	20,625
Finance receivables and loans, net
Consumer ($2,948 and $1,303 fair value elected)	60,185	42,849
Commercial	38,050	33,941
Notes receivable from General Motors	483	911
Allowance for loan losses	(2,054)	(2,445)

Total finance receivables and loans, net	96,664	75,256
Investment in operating leases, net	10,213	15,995
Mortgage servicing rights	2,746	3,554
Premiums receivable and other insurance assets	2,169	2,720
Other assets	21,817	19,887
Assets of operations held-for-sale	1,592	6,584

Total assets	$173,191	$172,306

Liabilities
Deposit liabilities
Noninterest-bearing	$2,547	$1,755
Interest-bearing	35,410	30,001

Total deposit liabilities	37,957	31,756
Debt
Short-term borrowings	5,914	10,292
Long-term debt ($2,793 and $1,293 fair value elected)	87,547	88,021

Total debt	93,461	98,313
Interest payable	1,824	1,637
Unearned insurance premiums and service revenue	2,937	3,192
Reserves for insurance losses and loss adjustment expenses	922	1,215
Accrued expenses and other liabilities	14,370	10,456
Liabilities of operations held-for-sale	743	4,898

Total liabilities	152,214	151,467
Equity
Common stock and paid-in capital	13,838	13,829
Preferred stock held by U.S. Department of Treasury	10,893	10,893
Preferred stock	1,287	1,287
Accumulated deficit	(5,480)	(5,630)
Accumulated other comprehensive income	439	460

Total equity	20,977	20,839

Total liabilities and equity	$173,191	$172,306

ALLY FINANCIAL INC.

CONDENSED CONSOLIDATED BALANCE SHEET (unaudited)

The assets of consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities and the liabilities of these entities for which creditors (or beneficial interest holders) do not have recourse to our general credit at September 30, 2010, were as follows.

($ in millions)
Assets
Cash and cash equivalents
Noninterest-bearing	$3
Loans held-for-sale, net	34
Finance receivables and loans, net
Consumer ($2,948 fair value elected)	19,568
Commercial	12,190
Allowance for loan losses	(262)

Total finance receivables and loans, net	31,496
Investment in operating leases, net	1,803
Other assets	4,718
Assets of operations held-for-sale	86

Total assets	$38,140

Liabilities
Debt
Short-term borrowings	$1,265
Long-term debt ($2,793 fair value elected)	26,976

Total debt	28,241
Interest payable	28
Accrued expenses and other liabilities	551
Liabilities of operations held-for-sale	48

Total liabilities	$28,868

The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ALLY FINANCIAL INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited)

Nine Months Ended September 30, 2010 and 2009

($ in millions)	Members’ interests	Preferred interests held by U.S. Department of Treasury	Preferred interests	Retained earnings	Accumulated other comprehensive (loss) income	Total equity	Comprehensive (loss) income
Balance at January 1, 2009	$9,670	$5,000	$1,287	$6,286	$(389)	$21,854
Capital contributions (a)	1,247					1,247
Net loss				(4,578)		(4,578)	$(4,578)
Preferred interests dividends paid to the U.S. Department of Treasury				(160)		(160)
Preferred interests dividends				(195)		(195)
Dividends to members (a)				(119)		(119)
Issuance of preferred interests held by U.S. Department of Treasury		7,500				7,500
Other comprehensive income					497	497	497

Balance at June 30, 2009, before conversion from limited liability company to a corporation (b)	$10,917	$12,500	$1,287	$1,234	$108	$26,046	$(4,081)

($ in millions)	Common stock and paid-in capital	Preferred stock held by U.S. Department of Treasury	Preferred stock	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Total equity	Comprehensive (loss) income
Balance at June 30, 2009, after conversion from limited liability company to a corporation	$10,917	$12,500	$1,287	$1,234	$108	$26,046	$(4,081)
Net loss				(767)		(767)	(767)
Preferred stock dividends paid to the U.S. Department of Treasury				(271)		(271)
Preferred stock dividends (a)				(103)		(103)
Dividends to shareholders (a)				(260)		(260)
Other comprehensive income					296	296	296

Balance at September 30, 2009	$10,917	$12,500	$1,287	$(167)	$404	$24,941	$(4,552)

ALLY FINANCIAL INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited)

Nine Months Ended September 30, 2010 and 2009

($ in millions)	Common stock and paid-in capital	Preferred stock held by U.S. Department of Treasury	Preferred stock	Accumulated deficit	Accumulated other comprehensive income	Total equity	Comprehensive income (loss)
Balance at January 1, 2010, before cumulative effect of adjustments	$13,829	$10,893	$1,287	$(5,630)	$460	$20,839
Cumulative effect of a change in accounting principle, net of tax (c)				(57)	4	(53)

Balance at January 1, 2010, after cumulative effect of adjustments	$13,829	$10,893	$1,287	$(5,687)	$464	$20,786
Capital contributions	9					9
Net income				996		996	$996
Preferred stock dividends paid to the U.S. Department of Treasury				(643)		(643)
Preferred stock dividends (a)				(212)		(212)
Dividends to shareholders (a)				(8)		(8)
Other comprehensive loss					(25)	(25)	(25)
Other (d)				74		74

Balance at September 30, 2010	$13,838	$10,893	$1,287	$(5,480)	$439	$20,977	$971

(a)	Refer to Note 18 to the Condensed Consolidated Financial Statements for further details.
(b)	Effective June 30, 2009, we converted from a Delaware limited liability company into a Delaware corporation. Each unit of each class of common membership interest issued and outstanding immediately prior to the conversion was converted into an equivalent number of shares of common stock with substantially the same and preferences as the common membership interests. Upon conversion, holders of our preferred membership interests also received an equivalent number of preferred stock with substantially the same rights and preferences as the former preferred membership interests.
(c)	Cumulative effect of change in accounting principle, net of tax, due to adoption of ASU 2009-16, Accounting for Transfers of Financial Assets, and ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. Refer to Note 1 for additional information.
(d)	Represents a reduction of the estimated payment accrued for tax distributions as a result of the completion of the GMAC LLC U.S. Return of Partnership Income for the tax period January 1, 2009, through June 30, 2009. Refer to Note 18 to the Condensed Consolidated Financial Statements for further details.

The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ALLY FINANCIAL INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

Nine months ended September 30, ($ in millions)	2010	2009
Operating activities
Net income (loss)	$996	$(5,345)
Reconciliation of net income (loss) to net cash provided by operating activities
Depreciation and amortization	3,246	4,746
Operating lease impairment	—	(117)
Impairment of goodwill and other intangible assets	—	641
Other impairment	58	226
Amortization and valuation adjustments of mortgage servicing rights	1,466	191
Provision for loan losses	397	2,712
Gain on sale of loans, net	(861)	(43)
Net gain on investment securities	(357)	(22)
Loss (gain) on extinguishment of debt	123	(667)
Originations and purchases of loans held-for-sale	(48,828)	(47,775)
Proceeds from sales and repayments of loans held-for-sale	55,046	42,387
Net change in:
Trading securities	(22)	310
Deferred income taxes	(186)	893
Interest payable	176	197
Other assets	976	5,738
Other liabilities	698	(874)
Other, net	(1,388)	(1,246)

Net cash provided by operating activities	11,540	1,952

Investing activities
Purchases of available-for-sale securities	(15,902)	(17,288)
Proceeds from sales of available-for-sale securities	13,380	6,669
Proceeds from maturities of available-for-sale securities	3,646	3,282
Net (increase) decrease in finance receivables and loans	(12,423)	9,813
Proceeds from sales of finance receivables and loans	2,554	457
Change in notes receivable from GM	1	751
Purchases of operating lease assets	(2,405)	(465)
Disposals of operating lease assets	6,719	4,894
(Purchases) sales of mortgage servicing rights, net	(45)	7
Sale of business unit, net (a)	(331)	96
Other, net	1,203	485

Net cash (used in) provided by investing activities	(3,603)	8,701

ALLY FINANCIAL INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

Nine months ended September 30, ($ in millions)	2010	2009
Financing activities
Net change in short-term debt	(4,856)	(919)
Net increase in bank deposits	4,776	8,132
Proceeds from issuance of long-term debt	32,235	23,851
Repayments of long-term debt	(43,827)	(51,000)
Proceeds from issuance of preferred stock held by U.S. Department of Treasury	—	7,500
Proceeds from issuance of common stock	—	1,247
Dividends paid	(862)	(1,082)
Other, net	1,255	1,282

Net cash used in financing activities	(11,279)	(10,989)
Effect of exchange-rate changes on cash and cash equivalents	501	(28)

Net decrease in cash and cash equivalents	(2,841)	(364)
Adjustment for change in cash and cash equivalents of operations held-for-sale (a) (b)	642	(562)
Cash and cash equivalents at beginning of year	14,788	15,151

Cash and cash equivalents at September 30,	$12,589	$14,225

Supplemental disclosures
Cash paid for
Interest	$4,055	$4,923
Income taxes	377	274
Noncash items
Increase in finance receivables and loans due to a change in accounting principle (c)	17,990	—
Increase in long-term debt due to a change in accounting principle (c)	17,054	—
Loans held-for-sale transferred to finance receivables and loans	37	803
Finance receivables and loans transferred to loans held-for sale	596	1,421
Finance receivables and loans transferred to other assets	187	406
Originations of mortgage servicing rights from sold loans	628	586
Other disclosures
Proceeds from sales and repayments of mortgage loans held-for-investment originally designated as held-for-sale	437	697
Proceeds from sales of repossessed, foreclosed, and owned real estate	396	923
Consolidation of loans, net	—	1,410
Consolidation of collateralized borrowings	—	1,184

(a)	The amounts for the nine months ended September 30, 2010, are net of cash and cash equivalents of $1.1 billion of business units at the time of disposition.
(b)	Cash flows of operations held-for-sale are reflected within operating, investing, and financing activities in the Condensed Consolidated Statement of Cash Flows. The cash balance of these operations are reported as assets of operations held-for-sale on the Condensed Consolidated Balance Sheet.
(c)	Relates to the adoption of ASU 2009-16, Accounting for Transfers of Financial Assets, and ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. Refer to Note 1 for additional information.

The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ALLY FINANCIAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Description of Business, Basis of Presentation, and Changes in Significant Accounting Policies

Ally Financial Inc. (formerly GMAC Inc. and referred to herein as Ally, we, our, or us) is one of the world's largest automotive financial services companies. On December 24, 2008, we became a bank holding company under the Bank Holding Company Act of 1956, as amended. Our primary banking subsidiary is Ally Bank, which is an indirect wholly owned subsidiary of Ally Financial Inc.

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

The Condensed Consolidated Financial Statements at September 30, 2010, and for the three months and nine months ended September 30, 2010 and 2009, are unaudited but reflect all adjustments that are, in management's opinion, necessary for the fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements (and the related notes) included in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed on February 26, 2010, with the U.S. Securities and Exchange Commission (SEC), as amended by the Current Report on Form 8-K filed with the SEC on October 12, 2010.

Residential Capital, LLC

Residential Capital, LLC (ResCap), one of our mortgage subsidiaries, was negatively impacted by the events and conditions in the mortgage banking industry and the broader economy. The market deterioration led to fewer sources of, and significantly reduced levels of, liquidity available to finance ResCap’s operations. ResCap is highly leveraged relative to its cash flow and previously recognized credit and valuation losses resulting in a significant deterioration in capital. ResCap’s consolidated tangible net worth, as defined, was $859 million at September 30, 2010, and ResCap remained in compliance with all of its consolidated tangible net worth covenants. For this purpose, consolidated tangible net worth is defined as ResCap’s consolidated equity excluding intangible assets. There continues to be a risk that ResCap may not be able to meet its debt service obligations, may default on its financial debt covenants due to insufficient capital, and/or may be in a negative liquidity position in 2010 or future periods.

ResCap actively manages its liquidity and capital positions and is continually working on initiatives to address its debt covenant compliance and liquidity needs including debt maturing in the next twelve months and other risks and uncertainties. ResCap’s initiatives could include, but are not limited to, the following: continuing to work with key credit providers to optimize all available liquidity options; possible further reductions in assets and other restructuring activities; focusing production on government and prime conforming products; exploring strategic alternatives such as alliances, joint ventures, and other transactions with third parties with respect to certain ResCap assets and businesses; and continued exploration of opportunities for funding and capital support from Ally and its affiliates. The outcomes of most of these initiatives are to a great extent outside of ResCap’s control resulting in increased uncertainty as to their successful execution.

During 2010, we performed a strategic review of our mortgage business. As a result of this, we effectively exited the European mortgage market through the sale of our U.K. and continental Europe operations. The sale of these operations was completed on October 1, 2010. Certain components of the sale were completed on September 30, 2010. Refer to Note 2 for additional information on the sale. We also completed the sale of certain higher-risk legacy mortgage assets and settled representation and warranty claims with certain counterparties. The ongoing focus of our Mortgage operations will be predominately the origination and servicing of conforming mortgages. While the opportunities for further risk mitigation remain, the risk in the Mortgage operations has been materially reduced as compared to recent levels.

ALLY FINANCIAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

ResCap remains heavily dependent on Ally and its affiliates for funding and capital support, and there can be no assurance that Ally or its affiliates will continue such actions or that Ally will choose to execute any further strategic transactions with respect to ResCap, or that any transactions undertaken will be successful.

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

Ally has extensive financing and hedging arrangements with ResCap that could be at risk of nonpayment if ResCap were to file for bankruptcy. At September 30, 2010, we had approximately $2.1 billion in secured financing arrangements with ResCap of which approximately $1.3 billion in loans was utilized. Amounts outstanding under the secured financing and hedging arrangements fluctuate. If ResCap were to file for bankruptcy, ResCap’s repayments of its financing facilities, including those with us, could be slower. In addition, we could be an unsecured creditor of ResCap to the extent that the proceeds from the sale of our collateral are insufficient to repay ResCap’s obligations to us. It is possible that other ResCap creditors would seek to recharacterize our loans to ResCap as equity contributions or to seek equitable subordination of our claims so that the claims of other creditors would have priority over our claims. In addition, should ResCap file for bankruptcy, our $859 million investment related to ResCap’s equity position would likely be reduced to zero. If a ResCap bankruptcy were to occur and a substantial amount of our credit exposure is not repaid to us, it would have an adverse impact on our near-term net income and capital position, but we do not believe it would have a materially adverse impact on Ally’s consolidated financial position over the longer term.

Corporate Conversion

Effective June 30, 2009, we converted (the Conversion) from a Delaware limited liability company to a Delaware corporation pursuant to Section 18-216 of the Delaware Limited Liability Company Act and Section 265 of the Delaware General Corporation Law. In connection with the Conversion, each unit of each class of common and preferred membership interests issued and outstanding immediately prior to the Conversion was converted into shares of capital stock with substantially the same rights and preferences as such membership interests. Refer to Note 17 for additional information regarding the tax impact of the conversion.

Recently Adopted Accounting Standards

Accounting for Transfers of Financial Assets (ASU 2009-16)

As of January 1, 2010, we adopted ASU 2009-16 (formerly Statement of Financial Accounting Standards Board (SFAS) No. 166), which amended Accounting Standards Codification (ASC) Topic 860, Transfers and Servicing. This standard removes the concept of a qualifying special-purpose entity (QSPE) and creates more stringent conditions for reporting a sale when a portion of a financial asset is transferred. To determine if a transfer is to be accounted for as a sale, the transferor must assess whether the transferor and all of the entities included in the transferor's consolidated financial statements surrendered

ALLY FINANCIAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

control of the assets. For partial asset transfers, the transferred portion must represent a pro rata component of the entire asset with no form of subordination. This standard is applied prospectively for transfers that occur on or after the effective date; however, the elimination of the QSPE concept required us to retrospectively assess all current off-balance sheet QSPE structures for consolidation under ASC Topic 810, Consolidation, and record a cumulative-effect adjustment to retained earnings for any consolidation change. Retrospective application of ASU 2009-16, specifically the QSPE removal, was assessed as part of the analysis required by ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. Refer to the section below for further information related to ASU 2009-17.

Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (ASU 2009-17)

As of January 1, 2010, we adopted ASU 2009-17 (formerly SFAS No. 167), which amended ASC Topic 810, Consolidation. This standard addresses the primary beneficiary assessment criteria for determining whether an entity is required to consolidate a variable interest entity (VIE). This standard requires an entity to determine whether it is the primary beneficiary by performing a qualitative assessment rather than using the quantitative-based model that was required under the previous accounting guidance. The qualitative assessment consists of determining whether the entity has both the power to direct the activities that most significantly impact the VIE’s economic performance and the right to receive benefits or obligation to absorb losses that could potentially be significant to the VIE. As a result of the implementation of ASU 2009-16 and ASU 2009-17, several of our securitization structures previously held off-balance sheet were recognized as consolidated entities resulting in a day-one increase of $17.6 billion to assets and liabilities on our Condensed Consolidated Balance Sheet ($10.1 billion of the increase related to operations classified as held-for-sale). As part of the day-one entry, there was an immaterial adjustment to our opening equity balance.

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

Derivatives and Hedging – Scope Exception Related to Embedded Credit Derivatives (ASU 2010-11)

In March 2010, the FASB issued ASU 2010-11, which clarifies that the transfer of credit risk that is only in the form of subordination of one financial instrument to another financial instrument (such as the subordination of one beneficial interest to another tranche of a securitization) is an embedded derivative feature. The embedded derivative feature should not be subject to potential bifurcation or separate accounting under ASC 815, Derivatives and Hedging. In addition, the ASU provides guidance on whether other embedded credit derivatives in financial instruments are subject to bifurcation and separate accounting. ASU 2010-11 was effective for us on July 1, 2010, and the adoption did not have a material impact on our consolidated financial condition or results of operation.

Recently Issued Accounting Standards

Revenue Arrangements with Multiple Deliverables (ASU 2009-13)

In October 2009, the FASB issued ASU 2009-13, which amends ASC Topic 605, Revenue Recognition. The guidance significantly changes the accounting for revenue recognition in arrangements with multiple deliverables and eliminates the residual method, which allocated the discount of a multiple deliverable arrangement among the delivered items. Under the guidance, entities will be required to allocate the total consideration to all deliverables at inception using the relative selling price and to allocate any discount in the arrangement proportionally to each deliverable based on each deliverable’s selling price. ASU 2009-13 is effective for revenue arrangements that we enter into or materially modify on or after January 1, 2011. We do not expect the adoption to have a material impact to our consolidated financial condition or results of operation.

ALLY FINANCIAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

2.	Discontinued and Held-for-sale Operations

Discontinued Operations

During 2009, we committed to sell certain operations of ResCap’s International Business Group (IBG). These operations included residential mortgage loan origination, acquisition, servicing, asset management, sale, and securitizations in the United Kingdom and continental Europe (the Netherlands and Germany). During the three months ended June 30, 2010, we classified the U.K. operations as discontinued. The continental Europe operations met the discontinued operations criteria during the three months ended December 31, 2009. On September 30, 2010, and October 1, 2010, we completed the sale of these operations. The components of the sale that were completed on October 1, 2010, were classified as assets and liabilities of operations held-for-sale on our Condensed Consolidated Balance Sheet at September 30, 2010, and were valued consistently with the proceeds received from the sale.

During 2009, we committed to sell the U.S. consumer property and casualty insurance business of our Insurance operations. These operations provided vehicle and home insurance in the United States through a number of distribution channels including independent agents, affinity groups, and the internet. The sale of our U.S. consumer property and casualty insurance business was completed during the first quarter of 2010. Additionally, during 2009, we committed to sell the U.K. consumer property and casualty insurance business. We are in active negotiations and expect to complete the sale during the first half of 2011.

During the three months ended June 30, 2010, we ceased to operate at our International Automotive Finance operations in Australia and Russia and classified them as discontinued.

During 2009, we committed to sell certain operations of our International Automotive Finance operations including our Argentina, Poland, and Ecuador operations and our Masterlease operations in Australia, Belgium, France, Italy, Mexico, the Netherlands, Poland, and the United Kingdom. Our Masterlease operations provide full-service individual leasing and fleet leasing products including maintenance, fleet, and accident management services as well as fuel programs, short-term vehicle rental, and title and licensing services. During 2009, the sales of the Masterlease operations in Italy, Mexico, and the Netherlands were completed. During the three months ended June 30, 2010, we completed the sale of our Poland operations and our Masterlease operations in Australia, Poland, Belgium, and France. In July 2010, we completed the sale of our Argentina operations. We are in active negotiations to complete the sale of our Masterlease operations in the United Kingdom and are awaiting satisfaction of certain closing conditions involving third parties in order to complete the sale of our Ecuador operations. We expect both to be completed within the next six months.

During 2009, we committed to sell the North American-based factoring business of our Commercial Finance Group. On April 30, 2010, the sale of the North American-based factoring business was completed.

We classified these operations as discontinued operations using generally accepted accounting principles in the United States of America, as the associated operations and cash flows will be eliminated from our ongoing operations and we will not have any significant continuing involvement in their operations after the respective sale transactions. For all periods presented, all of the operating results for these operations were removed from continuing operations and are presented separately as discontinued operations, net of tax. The Notes to the Condensed Consolidated Financial Statements were adjusted to exclude discontinued operations unless otherwise noted.

The pretax income or loss recognized through September 30, 2010, for the discontinued operations, including the direct costs to transact a sale, could differ from the ultimate sales price due to the fluidity of ongoing negotiations, price volatility, changing interest rates, changing foreign currency rates, and future economic conditions.

ALLY FINANCIAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Selected financial information of discontinued operations is summarized below.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2010	2009	2010	2009
Select Mortgage operations
Total net revenue (loss)	$25	$(29)	$69	$(615)
Pretax (loss) income including direct costs to transact a sale	(46)	(91)	56	(861)
Tax expense (benefit)	5	(2)	(3)	(2)
Select Insurance operations
Total net revenue	$57	$358	$357	$1,112
Pretax income (loss) including direct costs to transact a sale (a)	3	(52)	(3)	(604)
Tax (benefit)	—	(98)	(1)	(84)
Select International operations
Total net revenue	$24	$102	$97	$264
Pretax income (loss) including direct costs to transact a sale (a)	34	(203)	92	(201)
Tax (benefit)	(4)	(47)	(3)	(43)
Select Commercial Finance operations
Total net revenue	$—	$17	$11	$32
Pretax income (loss) including direct costs to transact a sale (a)	1	2	8	(6)
Tax expense	—	1	—	1

(a)	Includes certain income tax activity recognized by Corporate and Other.

ALLY FINANCIAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Held-for-sale Operations

The assets and liabilities held-for-sale at September 30, 2010, are summarized below.

($ in millions)	Select Mortgage operations (a)	Select Insurance operations (b)	Select International operations (c)	Total held-for-sale operations
Assets
Cash and cash equivalents
Noninterest-bearing	$62	$11	$1	$74
Interest-bearing	48	4	9	61

Total cash and cash equivalents	110	15	10	135
Trading securities	25	—	—	25
Investment securities — available-for-sale	—	474	—	474
Loans held-for-sale, net	170	—	—	170
Finance receivables and loans, net
Consumer	314	—	249	563
Allowance for loan losses	(26)	—	(2)	(28)

Total finance receivables and loans, net	288	—	247	535
Investment in operating leases, net	—	—	354	354
Premiums receivable and other insurance assets	—	163	—	163
Other assets	185	142	23	350
Impairment on assets of held-for-sale operations	(307)	(206)	(101)	(614)

Total assets	$471	$588	$533	$1,592

Liabilities
Debt
Short-term borrowings	$—	$—	$44	$44
Long-term debt	—	—	121	121

Total debt	—	—	165	165
Interest payable	—	—	1	1
Unearned insurance premiums and service revenue	—	127	—	127
Reserves for insurance losses and loss adjustment expenses	—	372	—	372
Accrued expenses and other liabilities	8	37	33	78

Total liabilities	$8	$536	$199	$743

(a)	Includes operations of ResCap's International Business Group in continental Europe and in the United Kingdom. These operations were sold on October 1, 2010.
(b)	Includes the U.K. consumer property and casualty insurance business and certain international insurance operations.
(c)	Includes the International Automotive Finance operations of Ecuador and Masterlease in the United Kingdom.

ALLY FINANCIAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The assets and liabilities of held-for-sale operations at December 31, 2009, are summarized below.

($ in millions)	Select Mortgage operations (a)	Select Insurance operations (b)	Select International operations (c)	Select Commercial Finance Group operations (d)	Total held-for-sale operations
Assets
Cash and cash equivalents
Noninterest-bearing	$4	$578	$33	$—	$615
Interest-bearing	151	—	11	—	162

Total cash and cash equivalents	155	578	44	—	777
Trading securities	36	—	—	—	36
Investment securities — available-for-sale	—	794	—	—	794
Loans held-for-sale, net	214	—	—	—	214
Finance receivables and loans, net
Consumer	2,650	—	400	—	3,050
Commercial	—	—	246	233	479
Notes receivable from General Motors	—	—	14	—	14
Allowance for loan losses	(89)	—	(11)	—	(100)

Total finance receivables and loans, net	2,561	—	649	233	3,443
Investment in operating leases, net	—	—	885	—	885
Mortgage servicing rights	(26)	—	—	—	(26)
Premiums receivable and other insurance assets	—	1,126	—	—	1,126
Other assets	512	176	135	—	823
Impairment on assets of held-for-sale operations	(903)	(231)	(324)	(30)	(1,488)

Total assets	$2,549	$2,443	$1,389	$203	$6,584

Liabilities
Debt
Short-term borrowings	$—	$34	$57	$—	$91
Long-term debt	1,749	—	237	—	1,986

Total debt	1,749	34	294	—	2,077
Interest payable	3	—	1	—	4
Unearned insurance premiums and service revenue	—	517	—	—	517
Reserves for insurance losses and loss adjustment expenses	—	1,471	—	—	1,471
Accrued expenses and other liabilities	430	84	128	187	829

Total liabilities	$2,182	$2,106	$423	$187	$4,898

(a)	Includes the operations of ResCap's International Business Group in continental Europe and in the United Kingdom.
(b)	Includes the U.S. and U.K. consumer property and casualty insurance businesses.
(c)	Includes the International Automotive Finance operations of Argentina, Ecuador, and Poland and Masterlease in Australia, Belgium, France, Poland, and the United Kingdom.
(d)	Includes the North American-based factoring business of our Commercial Finance Group.

ALLY FINANCIAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Recurring Fair Value

The following tables display the assets and liabilities of our held-for-sale operations measured at fair value on a recurring basis. We often economically hedge the fair value change of our assets or liabilities with derivatives and other financial instruments. The tables below display the hedges separately from the hedged items; therefore, they do not directly display the impact of our risk management activities. Refer to Note 19 for descriptions of valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to these models, and significant assumptions used.

	Recurring fair value measurements
September 30, 2010 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Trading securities
Mortgage-backed
Residential	$—	$—	$25	$25

Total trading securities	—	—	25	25
Investment securities
Available-for-sale securities
Debt securities
Foreign government	308	—	—	308
Other	—	166	—	166

Total debt securities	308	166	—	474

Total assets	$308	$166	$25	$499

ALLY FINANCIAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Recurring fair value measurements
December 31, 2009 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Trading securities
Mortgage-backed
Residential	$—	$—	$36	$36

Total trading securities	—	—	36	36
Investment securities
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	243	2	—	245
States and political subdivisions	—	24	—	24
Foreign government	329	—	—	329
Corporate debt securities	—	7	—	7
Other	—	189	—	189

Total debt securities	572	222	—	794
Mortgage servicing rights	—	—	(26)	(26)
Other assets
Interests retained in financial asset sales	—	—	153	153
Fair value of derivative contracts in receivable position
Interest rate contracts	—	60	—	60

Total assets	$572	$282	$163	$1,017

Liabilities
Accrued expenses and other liabilities
Fair value of derivative contracts in liability position
Interest rate contracts	$—	$(40)	$—	$(40)

Total liabilities	$—	$(40)	$—	$(40)

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

	Level 3 recurring fair value measurements
($ in millions)	Fair value at July 1, 2010	Net realized/ unrealized gains (losses) included in earnings (a)	Purchases, issuances, and settlements, net	Fair value at September 30, 2010	Net unrealized gains included in earnings still held at September 30, 2010 (a)
Assets
Trading securities
Mortgage-backed
Residential	$—	$3	$22	$25	$3
Consumer mortgage finance receivables and loans, net (b)	8,398	7	(8,405)	—	—

Total assets	$8,398	$10	$(8,383)	$25	$3

Liabilities
Secured debt
On-balance sheet securitization debt (b)	$(7,857)	$(254)	$8,111	$—	$—

Total liabilities	$(7,857)	$(254)	$8,111	$—	$—

(a)	Reported as (loss) income from discontinued operations, net of tax, in the Condensed Consolidated Statement of Income.
(b)	Carried at fair value due to fair value option elections.

ALLY FINANCIAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Level 3 recurring fair value measurements
($ in millions)	Fair value at January 1, 2010	Net realized/ unrealized gains (losses) included in earnings (a)	Purchases, issuances, and settlements, net		Fair value at September 30, 2010	Net unrealized gains included in earnings still held at September 30, 2010 (a)
Assets
Trading securities
Mortgage-backed
Residential	$36	$3	$(14)		$25	$3

Total trading securities	36	3	(14)		25	3
Consumer mortgage finance receivables and loans, net (b)	—	422	(422	) (c)	—	—
Mortgage servicing rights	(26)	—	26		—	—
Other assets
Interests retained in financial asset sales	153	—	(153)		—	—

Total assets	$163	$425	$(563)		$25	$3

Liabilities
Secured debt
On-balance sheet securitization debt (b)	$—	$(57)	$57	(c)	$—	$—

Total liabilities	$—	$(57)	$57		$—	$—

(a)	Reported as (loss) income from discontinued operations, net of tax, in the Condensed Consolidated Statement of Income.
(b)	Carried at fair value due to fair value option elections.
(c)	Includes a $10.1 billion increase due to the adoption of ASU 2009-17 on January 1, 2010. This increase was subsequently offset when the operations were sold on September 30, 2010.

3.	Other Income, Net of Losses

Details of other income, net of losses, were as follows.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2010	2009	2010	2009
Mortgage processing fees and other mortgage income	$63	$45	$157	$58
Remarketing fees	37	32	104	103
Late charges and other administrative fees	35	45	107	117
Full-service leasing fees	17	33	58	96
Other equity method investments	15	3	40	10
Real estate services, net	—	(5)	8	(263)
Change due to fair value option elections (a)	(52)	(55)	(181)	(147)
Fair value adjustment on certain derivatives (b)	(57)	(31)	(115)	(92)
Other, net	123	162	278	24

Total other income, net of losses	$181	$229	$456	$(94)

(a)	Refer to Note 19 for a description of fair value option elections.
(b)	Refer to Note 16 for a description of derivative instruments and hedging activities.

ALLY FINANCIAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4.	Other Operating Expenses

Details of other operating expenses were as follows.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2010	2009	2010	2009
Mortgage representation and warranty expense, net	$344	$507	$490	$917
Insurance commissions	150	170	446	483
Technology and communications expense	118	133	390	434
Professional services	82	122	201	327
Advertising and marketing	49	50	123	124
Vehicle remarketing and repossession	43	46	145	151
Lease and loan administration	40	37	107	118
Regulatory and licensing fees	32	24	87	72
State and local non-income taxes	31	45	92	100
Premises and equipment depreciation	24	17	63	61
Rent and storage	22	28	73	79
Full-service leasing vehicle maintenance costs	14	35	50	99
Restructuring expenses	4	9	61	9
Other	141	273	477	603

Total other operating expenses	$1,094	$1,496	$2,805	$3,577

5.	Trading Securities

The fair value for our portfolio of trading securities by type was as follows.

($ in millions)	September 30, 2010	December 31, 2009
Trading securities
U.S. Treasury	$75	$—
Mortgage-backed
Residential	46	143
Asset-backed	90	596

Total trading securities	$211	$739

ALLY FINANCIAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

6.	Investment Securities

Our portfolio of securities includes bonds, equity securities, asset- and mortgage-backed securities, notes, interests in securitization trusts, and other investments. The cost, fair value, and gross unrealized gains and losses on available-for-sale and held-to-maturity securities were as follows.

	September 30, 2010				December 31, 2009
	Cost	Gross unrealized		Fair value	Cost	Gross unrealized		Fair value
($ in millions)		gains	losses			gains	losses
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$2,625	$44	$—	$2,669	$3,501	$15	$(6)	$3,510
States and political subdivisions	4	—	—	4	779	36	(4)	811
Foreign government	1,265	36	(2)	1,299	1,161	20	(8)	1,173
Mortgage-backed
Residential (a)	3,655	81	(5)	3,731	3,404	76	(19)	3,461
Asset-backed	1,676	20	—	1,696	1,000	7	(2)	1,005
Corporate debt	1,339	59	(2)	1,396	1,408	74	(9)	1,473
Other	—	—	—	—	47	—	—	47

Total debt securities (b)	10,564	240	(9)	10,795	11,300	228	(48)	11,480
Equity securities	1,166	30	(66)	1,130	631	52	(8)	675

Total available-for-sale securities (c)	$11,730	$270	$(75)	$11,925	$11,931	$280	$(56)	$12,155

Held-to-maturity securities
Total held-to-maturity securities	$—	$—	$—	$—	$3	$—	$—	$3

(a)	Residential mortgage-backed securities include agency-backed bonds totaling $2,242 million and $2,248 million at September 30, 2010, and December 31, 2009, respectively.
(b)	In connection with certain borrowings and letters of credit relating to certain assumed reinsurance contracts, $165 million and $164 million of primarily U.K. Treasury securities were pledged as collateral at September 30, 2010, and December 31, 2009, respectively.
(c)	Certain entities related to our Insurance operations are required to deposit securities with state regulatory authorities. These deposited securities totaled $13 million and $15 million at September 30, 2010, and December 31, 2009, respectively.

The maturity distribution of available-for-sale debt securities outstanding is summarized in the following tables. Prepayments may cause actual maturities to differ from scheduled maturities.

	Total		Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years (a)
September 30, 2010 ($ in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Fair value of available-for-sale debt securities (b)
U.S. Treasury and federal agencies	$2,669	1.4%	$384	0.7%	$2,274	1.5%	$11	3.7%	$—	—%
States and political subdivisions	4	8.7	—	—	—	—	—	—	4	8.7
Foreign government	1,299	2.9	6	1.1	1,132	2.8	161	3.7	—	—
Mortgage-backed
Residential	3,731	4.6	—	—	58	3.5	51	4.5	3,622	4.6
Asset-backed	1,696	2.4	1	—	1,219	2.2	298	2.4	178	3.5
Corporate debt	1,396	4.3	25	5.4	684	3.8	517	4.5	170	5.2

Total available-for-sale debt securities	$10,795	3.2%	$416	0.9%	$5,367	2.3%	$1,038	3.8%	$3,974	4.6%

Amortized cost of available-for-sale debt securities	$10,564		$417		$5,256		$992		$3,899

(a)	Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment options.
(b)	Yields on tax-exempt obligations are computed on a tax-equivalent basis.

ALLY FINANCIAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Total		Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years (a)
December 31, 2009 ($ in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Fair value of available-for-sale debt securities (b)
U.S. Treasury and federal agencies	$3,510	1.9%	$103	1.1%	$3,390	1.9%	$17	4.1%	$—	—%
States and political subdivisions	811	7.0	9	7.0	175	7.2	147	7.0	480	6.9
Foreign government	1,173	3.8	66	1.7	872	3.8	229	4.5	6	5.3
Mortgage-backed
Residential	3,461	6.5	—	—	2	6.5	36	13.0	3,423	6.4
Asset-backed	1,005	2.5	34	5.2	735	2.3	186	2.6	50	3.9
Corporate debt	1,473	5.2	283	3.4	575	5.8	570	5.4	45	6.9
Other	47	3.6	—	—	32	3.4	15	4.0	—	—

Total available-for-sale debt securities	$11,480	4.3%	$495	2.8%	$5,781	2.8%	$1,200	5.2%	$4,004	6.5%

Amortized cost of available-for-sale debt securities	$11,300		$473		$5,728		$1,169		$3,930

(a)	Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment options.
(b)	Yields on tax-exempt obligations are computed on a tax-equivalent basis.

Certain highly liquid investment securities with maturities of three months or less from the date of purchase are classified as cash equivalents and are composed primarily of money market accounts and short-term securities, including U.S. Treasury bills. The carrying value of cash equivalents approximates fair value. The balance of cash equivalents was $5.8 billion and $1.8 billion at September 30, 2010, and December 31, 2009, respectively.

The following table presents gross gains and losses realized upon the sales of available-for-sale securities and other-than-temporary impairment.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2010	2009	2010	2009
Gross realized gains	$102	$112	$381	$247
Gross realized losses	(2)	(28)	(25)	(86)
Other-than-temporary impairment	—	—	(1)	(47)

Net realized gains	$100	$84	$355	$114

The following table presents interest and dividends on available-for-sale securities.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2010	2009	2010	2009
Taxable interest	$83	$36	$256	$129
Taxable dividends	5	3	13	6
Interest and dividends exempt from U.S. federal income tax	—	10	10	27

Total interest and dividends	$88	$49	$279	$162

ALLY FINANCIAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The table below summarizes available-for-sale securities in an unrealized loss position in accumulated other comprehensive income. Based on the methodology described below that was applied to these securities, we believe that the unrealized losses relate to factors other than credit losses in the current market environment. As of September 30, 2010, we do not have the intent to sell the debt securities with an unrealized loss position in accumulated other comprehensive income, and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. As of September 30, 2010, we had the ability and intent to hold equity securities with an unrealized loss position in accumulated other comprehensive income. As a result, we believe that the securities with an unrealized loss position in accumulated other comprehensive income are not considered to be other-than-temporarily impaired at September 30, 2010.

	September 30, 2010				December 31, 2009
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
($ in millions)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$7	$—	$—	$—	$1,430	$(6)	$—	$—
States and political subdivisions	—	—	—	—	82	(2)	8	(2)
Foreign government securities	58	(2)	—	—	536	(8)	—	—
Mortgage-backed securities	876	(5)	1	—	811	(14)	6	(5)
Asset-backed securities	2	—	2	—	202	(1)	22	(1)
Corporate debt securities	176	(2)	—	—	47	(1)	120	(8)
Other	—	—	—	—	7	—	—	—

Total temporarily impaired debt securities	1,119	(9)	3	—	3,115	(32)	156	(16)
Temporarily impaired equity securities	575	(64)	19	(2)	115	(5)	52	(3)

Total temporarily impaired available-for-sale securities	$1,694	$(73)	$22	$(2)	$3,230	$(37)	$208	$(19)

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

7.	Loans Held-for-sale, Net

The composition of loans held-for-sale, net, was as follows.

	September 30, 2010			December 31, 2009
($ in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total
Consumer
Automobile	$930	$119	$1,049	$9,417	$184	$9,601
1st Mortgage	11,135	143	11,278	9,269	530	9,799
Home equity	938	—	938	1,068	—	1,068

Total consumer (a)	13,003	262	13,265	19,754	714	20,468
Commercial
Commercial and industrial
Other	—	—	—	—	157	157

Total loans held-for-sale (b)	$13,003	$262	$13,265	$19,754	$871	$20,625

(a)	Fair value option-elected domestic residential mortgages were $7.0 billion and $5.5 billion at September 30, 2010, and December 31, 2009, respectively. Refer to Note 19 for additional information related to these government- and agency-eligible loans.
(b)	Totals are net of unamortized premiums and discounts and deferred fees and costs of $148 million and $318 million at September 30, 2010, and December 31, 2009, respectively.

ALLY FINANCIAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

8.	Finance Receivables and Loans, Net

The composition of finance receivables and loans, net, before allowance for loan losses was as follows.

	September 30, 2010			December 31, 2009
($ in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total
Consumer
Automobile	$29,888	$16,206	$46,094	$12,514	$17,731	$30,245
1st Mortgage	8,653	911	9,564	7,960	405	8,365
Home equity	4,527	—	4,527	4,238	1	4,239

Total consumer (a)	43,068	17,117	60,185	24,712	18,137	42,849

Commercial
Commercial and industrial
Automobile	23,576	7,529	31,105	19,601	7,035	26,636
Mortgage	2,038	75	2,113	1,572	96	1,668
Resort finance	—	—	—	843	—	843
Other	2,061	375	2,436	1,845	437	2,282
Commercial real estate
Automobile	2,055	243	2,298	2,008	221	2,229
Mortgage	5	93	98	121	162	283

Total commercial	29,735	8,315	38,050	25,990	7,951	33,941

Notes receivable from General Motors	—	483	483	3	908	911

Total finance receivables and loans (b)	$72,803	$25,915	$98,718	$50,705	$26,996	$77,701

(a)	Fair value option-elected residential mortgages were $2.9 billion and $1.3 billion at September 30, 2010, and December 31, 2009, respectively. Refer to Note 19 for additional information.
(b)	Totals are net of unearned income, unamortized premiums and discounts, and deferred fees and costs of $2.8 billion and $2.4 billion at September 30, 2010, and December 31, 2009, respectively.

The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans, net.

	2010			2009
Three months ended September 30, ($ in millions)	Consumer	Commercial	Total	Consumer	Commercial	Total
Allowance at July 1,	$1,779	$598	$2,377	$2,307	$994	$3,301
Provision for loan losses	86	(77)	9	537	143	680
Charge-offs
Domestic	(248)	(98)	(346)	(682)	(244)	(926)
Foreign	(46)	(38)	(84)	(158)	(37)	(195)

Total charge-offs	(294)	(136)	(430)	(840)	(281)	(1,121)

Recoveries
Domestic	71	4	75	62	5	67
Foreign	19	2	21	20	—	20

Total recoveries	90	6	96	82	5	87

Net charge-offs	(204)	(130)	(334)	(758)	(276)	(1,034)
Discontinued operations	—	(1)	(1)	22	3	25
Other	13	(10)	3	(2)	4	2

Allowance at September 30,	$1,674	$380	$2,054	$2,106	$868	$2,974

ALLY FINANCIAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	2010			2009
Nine months ended September 30, ($ in millions)	Consumer	Commercial	Total	Consumer	Commercial	Total
Allowance at January 1,	$1,664	$781	$2,445	$2,536	$897	$3,433
Provision for loan losses	431	(56)	375	1,832	711	2,543
Charge-offs
Domestic	(795)	(250)	(1,045)	(1,922)	(716)	(2,638)
Foreign	(157)	(91)	(248)	(773)	(55)	(828)

Total charge-offs	(952)	(341)	(1,293)	(2,695)	(771)	(3,466)

Recoveries
Domestic	257	12	269	172	11	183
Foreign	54	11	65	49	5	54

Total recoveries	311	23	334	221	16	237

Net charge-offs	(641)	(318)	(959)	(2,474)	(755)	(3,229)
Addition of allowance due to change in accounting principle (a)	222	—	222	—	—	—
Discontinued operations	(1)	(3)	(4)	160	6	166
Other	(1)	(24)	(25)	52	9	61

Allowance at September 30,	$1,674	$380	$2,054	$2,106	$868	$2,974

(a)	Effect of change in accounting principle due to adoption of ASU 2009-16, Accounting for Transfers of Financial Assets, and ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. Refer to Note 1 for additional information.

The following tables present information about our impaired finance receivables and loans. These tables exclude loans carried at fair value due to the fair value option elections.

	September 30, 2010			December 31, 2009
($ in millions)	Consumer	Commercial	Total	Consumer	Commercial	Total
Impaired finance receivables and loans
With an allowance	$430	$636	$1,066	$252	$1,760	$2,012
Without an allowance	40	209	249	16	296	312

Total impaired loans	$470	$845	$1,315	$268	$2,056	$2,324

Allowance for impaired loans	$105	$247	$352	$80	$488	$568

	2010			2009
Three months ended September 30, ($ in millions)	Consumer	Commercial	Total	Consumer	Commercial	Total
Average balance of impaired loans	$435	$1,318	$1,753	$769	$2,891	$3,660
Interest income recognized on impaired loans	$6	$8	$14	$6	$27	$33

	2010			2009
Nine months ended September 30, ($ in millions)	Consumer	Commercial	Total	Consumer	Commercial	Total
Average balance of impaired loans	$363	$1,633	$1,996	$592	$3,009	$3,601
Interest income recognized on impaired loans	$13	$12	$25	$22	$47	$69

At September 30, 2010, and December 31, 2009, commercial commitments to lend additional funds to debtors owing receivables whose terms had been modified in troubled debt restructuring were $16 million and $12 million, respectively.

ALLY FINANCIAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

9.	Off-balance Sheet Securitizations

We sell pools of automotive and residential mortgage loans and contracts via securitization transactions, which provide permanent funding and facilitates asset and liability management. In executing the securitization transactions, we typically sell the pools to wholly owned bankruptcy-remote special-purpose entities (SPEs), which then transfer the loans or contracts to a separate, transaction-specific SPE (a securitization trust) for cash, servicing rights, and in some transactions, other retained interests. The securitization trust issues interests and interests are sold to investors. These interests are collateralized by the secured loans or contracts and entitle the investors to specified cash flows generated from the securitized loans or contracts.

Our securitization transactions are accounted for under the requirements of ASC 810, Consolidation, and ASC 860, Transfers and Servicing. ASU 2009-16, Accounting for Transfers of Financial Assets, and ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, amended ASC 810 and ASC 860. These standards became effective on January 1, 2010, and required the prospective consolidation of certain securitization assets and liabilities that were previously held off-balance sheet. We reflected our economic interest in these newly consolidated structures primarily through loans and secured debt rather than as interests held in off-balance sheet securitization trusts. Refer to Note 1 for additional information related to the adoption of ASU 2009-16 and ASU 2009-17. Refer to Note 20 for additional information related to the consolidation of certain securitization trusts due to the adoption of the new standards.

The following discussion and related information is only applicable to the transfers of finance receivables and loans that qualify for off-balance sheet treatment.

Each securitization is governed by various legal documents that limit and specify the activities of the securitization vehicle. The securitization vehicle is generally allowed to acquire the loans or contracts being sold to it, to issue interests to investors to fund the acquisition of the loans or contracts, and to enter into derivatives or other yield maintenance contracts to hedge or mitigate certain risks related to the asset pool or debt securities. Additionally, the securitization vehicle is required to service the assets it holds and the debt or interest it issues. A servicer appointed within the underlying legal documents performs these functions. Servicing functions include, but are not limited to, collecting payments from borrowers, performing escrow functions, monitoring delinquencies, liquidating assets, investing funds until distribution, remitting payments to investors, and accounting for and reporting information to investors. As part of our off-balance sheet securitizations, we typically retain servicing responsibilities and, in some cases, other retained interests. Accordingly, our servicing responsibilities result in continued involvement in the form of servicing the underlying asset (primary servicing) and/or servicing the bonds resulting from the securitization transactions (master servicing) through servicing platforms. Certain securitizations require the servicer to advance scheduled principal and interest payments due on the pool regardless of whether they are received from borrowers. Accordingly, we are required to provide these servicing advances when applicable. Refer to Note 1 to the Condensed Financial Statements in our 2009 Annual Report on Form 10-K regarding the valuation of servicing rights. Subsequent to the adoption of ASU 2009-16 and ASU 2009-17 as of January 1, 2010, we generally do not hold significant or potentially significant retained interests in our securitization trusts that qualify for off-balance sheet treatment under ASU 2009-17.

Generally, the assets initially transferred into the securitization vehicle are the sole repayment source to the investors in the securitization trust and the various other parties that perform services for the transaction, such as the servicer or the trustee. In certain transactions, a liquidity provider or facility may exist to provide temporary liquidity to the structure. The liquidity provider generally is reimbursed prior to other parties in subsequent distribution periods. Bond insurance may also exist to cover certain shortfalls to certain investors. As noted above, in certain securitizations, the servicer is required to advance scheduled principal and interest payments due on the pool regardless of whether they were received from the borrowers. The servicer is allowed to reimburse itself for these servicing advances. Additionally, certain securitization transactions may allow for the acquisition of additional loans or contracts subsequent to the initial loan. Principal collections on other loans and/or the issuance of new interests, such as variable funding notes, generally fund these loans; we are often contractually required to invest in these new interests. Lastly, we provide certain guarantees as discussed in Note 30 to the Consolidated Financial Statements in our 2009 Annual Report on Form 10-K.

ALLY FINANCIAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The investors and/or securitization trusts have no recourse to us with the exception of market customary representation and warranty repurchase provisions and, in certain transactions, early payment default provisions. Representation and warranty repurchase provisions generally require us to repurchase loans or contracts to the extent it is determined that the loans were ineligible or were otherwise defective at the time of sale. Due to market conditions, early payment default provisions are included in certain securitization transactions that require us to repurchase loans or contracts if the borrower is delinquent in making certain specific payments subsequent to the sale.

We generally hold certain conditional repurchase options that allow us to repurchase assets from the securitization. The majority of the securitizations provide us, as servicer, with a call option that allows us to repurchase the remaining assets or outstanding debt once the asset pool reaches a predefined level, which represents the point where servicing is burdensome rather than beneficial. Such an option is referred to as a clean-up call. As servicer, we are able to exercise this option at our discretion anytime after the asset pool size falls below the predefined level. The repurchase price for the loans or contracts is typically par plus accrued interest. Additionally, we may hold other conditional repurchase options that allow us to repurchase the asset if certain events, outside our control, are met. The typical conditional repurchase option is a delinquent loan repurchase option that gives us the option to purchase the loan or contract if it exceeds a certain prespecified delinquency level. We have complete discretion regarding when or if we will exercise these options, but generally, we would do so when it is in our best interest.

The loans or contracts sold into off-balance sheet securitization transactions are removed from our balance sheet. The assets obtained from the securitization are primarily reported as cash, servicing rights, or (if retained) retained interests. Typically, we conclude that the fee we are paid for servicing retail automotive finance receivables represents adequate compensation, and consequently, we do not recognize a servicing asset or liability. We elected fair value treatment for our existing mortgage servicing rights (MSRs) portfolio. Liabilities incurred as part of the transaction, such as representation and warranty provisions, are recorded at fair value at the time of sale and are reported as accrued expenses and other liabilities on our Condensed Consolidated Balance Sheet. Upon the sale of the loans or contracts, we recognize a gain or loss on sale for the difference between the assets recognized, the assets derecognized, and the liabilities recognized as part of the transaction.

The following summarizes the pretax gains and losses recognized on the types of loans or contracts sold into off-balance sheet securitization transactions.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2010	2009	2010	2009
Retail finance receivables	$—	$—	$—	$—
Automotive wholesale loans	—	8	—	110
Mortgage loans	(1)	—	3	(4)

Total pretax (loss) gain on off-balance sheet activities	$(1)	$8	$3	$106

The following summarizes the type and amount of loans held by the securitization trusts in transactions that qualified for off-balance sheet treatment.

($ in billions)	September 30, 2010	December 31, 2009
Retail finance receivables	$—	$7.5
Automotive wholesale loans	—	—
Mortgage loans (a)	72.8	99.6

Total off-balance sheet activities	$72.8	$107.1

(a)	Excludes $148 million and $237 million of delinquent loans held by securitization trusts at September 30, 2010, and December 31, 2009, respectively, that we have the option to repurchase as they are included in consumer finance receivables and loans and mortgage loans held-for-sale.

ALLY FINANCIAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

10.	Investment in Operating Leases, Net

Investments in operating leases were as follows.

($ in millions)	September 30, 2010	December 31, 2009
Vehicles and other equipment, after impairment	$15,483	$23,919
Accumulated depreciation	(5,270)	(7,924)

Investment in operating leases, net	$10,213	$15,995

Depreciation expense on operating lease assets includes remarketing gains and losses recognized on the sale of operating lease assets. The following summarizes the components of depreciation expense on operating lease assets.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2010	2009	2010	2009
Depreciation expense on operating lease assets (excluding remarketing gains)	$618	$1,056	$2,183	$3,325
Gross remarketing gains	(164)	(162)	(547)	(318)

Depreciation expense on operating lease assets	$454	$894	$1,636	$3,007

11.	Mortgage Servicing Rights

The following tables summarize activity related to MSRs carried at fair value. Sufficient market inputs exist to determine the fair value of our recognized servicing assets and servicing liabilities.

Three months ended September 30, ($ in millions)	2010	2009
Estimated fair value at July 1,	$2,983	$3,509
Additions recognized on sale of mortgage loans	260	206
Additions from purchases of servicing assets	24	6
Changes in fair value
Due to changes in valuation inputs or assumptions used in the valuation model	(278)	(216)
Other changes in fair value (a)	(244)	(278)
Other changes that affect the balance	1	16

Estimated fair value at September 30,	$2,746	$3,243

(a)	Other changes in fair value primarily include the accretion of the present value of the discount related to forecasted cash flows and the economic runoff of the portfolio.

ALLY FINANCIAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Nine months ended September 30, ($ in millions)	2010	2009
Estimated fair value at January 1,	$3,554	$2,848
Additions recognized on sale of mortgage loans	628	579
Additions from purchases of servicing assets	45	12
Subtractions from sales of servicing assets	—	(19)
Changes in fair value
Due to changes in valuation inputs or assumptions used in the valuation model	(772)	779
Other changes in fair value (a)	(694)	(970)
Decrease due to change in accounting principle (b)	(19)	—
Other changes that affect the balance	4	14

Estimated fair value at September 30,	$2,746	$3,243

(a)	Other changes in fair value primarily include the accretion of the present value of the discount related to forecasted cash flows and the economic runoff of the portfolio.
(b)	The effect of change in accounting principle was due to the adoption of ASU 2009-16, Accounting for Transfers of Financial Assets, and ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. Refer to Note 1 for additional information.

Changes in fair value due to changes in valuation inputs or assumptions used in the valuation models include all changes due to revaluation by a model or by a benchmarking exercise. Other changes in fair value primarily include the accretion of the present value of the discount related to forecasted cash flows and the economic runoff of the portfolio.

We use the following key assumptions to value our MSRs.

September 30,	2010	2009
Range of prepayment speeds	8.0–44.2%	0.7–49.4%
Range of discount rates	2.2–25.6%	3.0–130.0%

The primary risk of our servicing rights is interest rate risk and the resulting impact on prepayments. A significant decline in interest rates could lead to higher-than-expected prepayments, which could reduce the value of the MSRs. We economically hedge the income statement impact of these risks with both derivative and nonderivative financial instruments. These instruments include interest rate swaps, caps and floors, options to purchase these items, futures and forward contracts, and/or purchasing or selling U.S. Treasury and principal-only securities. Refer to Note 16 for additional information regarding derivative instruments. The net fair value of derivative financial instruments used to mitigate these risks amounted to $817 million and $675 million at September 30, 2010 and 2009, respectively. The changes in fair value of the derivative financial instruments amounted to a gain of $1.3 billion and a loss of $519 million for the nine months ended September 30, 2010 and 2009, respectively, and were included in servicing asset valuation and hedge activities, net, in the Condensed Consolidated Statement of Income.

The components of mortgage servicing fees were as follows.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2010	2009	2010	2009
Contractual servicing fees, net of guarantee fees and including subservicing	$270	$267	$793	$820
Late fees	17	18	56	63
Ancillary fees	56	38	146	112

Total	$343	$323	$995	$995

Our Mortgage operations that conduct primary and master servicing activities are required to maintain certain servicer ratings in accordance with master agreements entered into with government-sponsored entities. At September 30, 2010, our Mortgage operations were in compliance with the servicer-rating requirements of the master agreements.

ALLY FINANCIAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

12.	Other Assets

The components of other assets were as follows.

($ in millions)	September 30, 2010	December 31, 2009
Property and equipment at cost	$1,305	$1,416
Accumulated depreciation	(943)	(1,080)

Net property and equipment	362	336
Fair value of derivative contracts in receivable position	5,940	2,654
Restricted cash collections for securitization trusts (a)	2,879	3,654
Restricted cash and cash equivalents	1,955	1,590
Servicer advances	1,954	2,180
Collateral placed with counterparties	1,606	1,760
Cash reserve deposits held-for-securitization trusts (b)	1,245	1,594
Other accounts receivable	809	573
Debt issuance costs	755	829
Prepaid expenses and deposits	661	749
Interests retained in financial asset sales	533	471
Goodwill	525	526
Investment in used vehicles held-for-sale	400	522
Accrued interest and rent receivable	301	326
Real estate and other investments	270	340
Repossessed and foreclosed assets	263	336
Other assets	1,359	1,447

Total other assets	$21,817	$19,887

(a)	Represents cash collection from customer payments on securitized receivables. These funds are distributed to investors as payments on the related secured debt.
(b)	Represents credit enhancement in the form of cash reserves for various securitization transactions.

13.	Deposit Liabilities

Deposit liabilities consisted of the following.

($ in millions)	September 30, 2010	December 31, 2009
Domestic deposits
Noninterest-bearing deposits	$2,539	$1,755
NOW and money market checking accounts	7,965	7,213
Certificates of deposit	22,516	19,861
Dealer deposits	1,421	1,041

Total domestic deposits	34,441	29,870

Foreign deposits
Noninterest-bearing deposits	8	—
NOW and money market checking accounts	776	165
Certificates of deposit	2,456	1,555
Dealer deposits	276	166

Total foreign deposits	3,516	1,886

Total deposit liabilities	$37,957	$31,756

Noninterest-bearing deposits primarily represent third-party escrows associated with our Mortgage operations' loan servicing portfolio. The escrow deposits are not subject to an executed agreement and can be withdrawn without penalty at any time. At September 30, 2010, and December 31, 2009, certificates of deposit included $6.3 billion and $4.8 billion, respectively, of domestic certificates of deposit in denominations of $100 thousand or more.

ALLY FINANCIAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

14.	Debt

The following table presents the composition of our debt portfolio at September 30, 2010, and December 31, 2009.

	September 30, 2010			December 31, 2009
($ in millions)	Unsecured	Secured	Total	Unsecured	Secured	Total
Short-term debt
Commercial paper	$—	$—	$—	$8	$—	$8
Demand notes	1,799	—	1,799	1,311	—	1,311
Bank loans and overdrafts	1,772	—	1,772	1,598	—	1,598
Repurchase agreements and other	281	2,062	2,343	348	7,027	7,375

Total short-term debt	3,852	2,062	5,914	3,265	7,027	10,292

Long-term debt
Due within one year	8,410	13,463	21,873	7,429	18,898	26,327
Due after one year (a)	37,943	26,780	64,723	38,331	22,834	61,165

Total long-term debt (b)	46,353	40,243	86,596	45,760	41,732	87,492

Fair value adjustment (c)	951	—	951	529	—	529

Total debt	$51,156	$42,305	$93,461	$49,554	$48,759	$98,313

(a)	Includes $7.4 billion at both September 30, 2010, and December 31, 2009, guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program (TLGP).
(b)	Includes fair value option-elected secured long-term debt of $2.8 billion and $1.3 billion at September 30, 2010, and December 31, 2009, respectively. Refer to Note 19 for additional information.
(c)	Amount represents the hedge accounting adjustment on fixed rate debt.

The following table presents the scheduled maturity of long-term debt at September 30, 2010, assuming that no early redemptions occur. The actual payment of secured debt may vary based on the payment activity of the related pledged assets.

Year ended December 31, ($ in millions)	Unsecured (a)	Secured (b)	Total
2010	$593	$4,231	$4,824
2011	9,538	11,974	21,512
2012	12,567	7,273	19,840
2013	1,884	7,750	9,634
2014	1,975	2,617	4,592
2015 and thereafter	23,230	2,930	26,160
Original issue discount (c)	(3,434)	—	(3,434)
Troubled debt restructuring concession (d)	—	372	372

Long-term debt	46,353	37,147	83,500
Collateralized borrowings in securitization trusts (e)	—	3,096	3,096

Total long-term debt	$46,353	$40,243	$86,596

(a)	Scheduled maturities of ResCap unsecured long-term debt are as follows: $0 million in 2010; $208 million in 2011; $358 million in 2012; $529 million in 2013; $102 million in 2014; and $114 million in 2015 and thereafter. These maturities exclude ResCap debt held by Ally.
(b)	Scheduled maturities of ResCap secured long-term debt are as follows: $0 million in 2010; $508 million in 2011; $0 million in 2012; $707 million in 2013; $707 million in 2014; and $897 million in 2015 and thereafter. These maturities exclude ResCap debt held by Ally and collateralized borrowings in securitization trusts.
(c)	Scheduled remaining amortization of original issue discount is as follows: $302 million in 2010; $968 million in 2011; $343 million in 2012; $257 million in 2013; $184 million in 2014; and $1,380 million in 2015 and thereafter.
(d)	In the second quarter of 2008, ResCap executed an exchange offer that resulted in a concession being recognized as an adjustment to the carrying value of certain new secured notes. This concession is being amortized over the life of the new notes through a reduction to interest expense using an effective yield methodology. Scheduled remaining amortization of the troubled debt restructuring concession is as follows: $25 million in 2010; $101 million in 2011; $105 million in 2012; $82 million in 2013; $46 million in 2014; and $13 million in 2015 and thereafter.
(e)	Collateralized borrowings in securitization trusts represent mortgage-lending-related debt that is repaid using cash flows from the underlying collateral of mortgage loans.

ALLY FINANCIAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following summarizes assets restricted as collateral for the payment of the related debt obligation primarily arising from secured financing arrangements, securitization transactions accounted for as secured borrowings, and repurchase agreements.

	September 30, 2010		December 31, 2009
($ in millions)	Assets	Related secured debt	Assets	Related secured debt
Loans held-for-sale	$1,331	$1,398	$1,420	$454
Consumer and commercial mortgage finance receivables and loans, net	3,389	3,415	1,946	1,673
Consumer automotive finance receivables and loans, net (a)	23,644	19,939	19,203	13,597
Commercial automotive finance receivables and loans, net (b)	14,190	7,577	16,352	8,565
Investment securities	40	—	63	—
Investment in operating leases, net	4,255	2,918	13,323	9,208
Mortgage servicing rights	911	462	1,459	811
Other assets	2,423	2,336	3,009	4,318
Ally Bank (c)	17,972	4,260	24,276	10,133

Total	$68,155	$42,305	$81,051	$48,759

(a)	Includes $9.8 billion of assets and $8.3 billion of secured debt related to Ally Bank at September 30, 2010, and $1.9 billion of assets and $1.6 billion of secured debt related to Ally Bank at December 31, 2009.
(b)	Includes $7.3 billion of assets and $3.2 billion of secured debt related to Ally Bank at September 30, 2010. There were no commercial automotive finance receivables and loans, net, or secured debt related to Ally Bank at December 31, 2009.
(c)	Ally Bank has an advance agreement with the Federal Home Loan Bank of Pittsburgh (FHLB) and access to the Federal Reserve Bank Discount Window. Ally Bank had assets pledged and restricted as collateral to the FHLB and Federal Reserve Bank totaling $13.2 billion and $22.4 billion at September 30, 2010, and December 31, 2009, respectively. These assets were composed of consumer and commercial mortgage finance receivables and loans, net, consumer automotive finance receivables and loans, net, and investment securities. Under the agreement with the FHLB, Ally Bank also had unrestricted assets pledged as collateral under a blanket lien totaling $4.8 billion and $1.9 billion at September 30, 2010, and December 31, 2009, respectively. These assets were primarily composed of mortgage servicing rights, consumer automotive finance receivables and loans, net, and other assets. Availability under these programs is generally only for the operations of Ally Bank and cannot be used to fund the operations or liabilities of Ally or its subsidiaries.

ALLY FINANCIAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Funding Facilities

The following table highlights credit capacity under our secured and unsecured funding facilities at September 30, 2010, and December 31, 2009. We utilize both committed and uncommitted credit facilities. The financial institutions providing the uncommitted facilities are not legally obligated to advance funds under them. The amounts in the outstanding column in the table below are generally included on our Condensed Consolidated Balance Sheet.

	Total capacity		Unused capacity (a)		Outstanding
($ in billions)	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
Committed unsecured
Automotive Finance operations	$0.8	$0.8	$0.1	$0.1	$0.7	$0.7
Committed secured
Automotive Finance operations and other (b)	29.8	36.0	16.5	12.2	13.3	23.8
Mortgage operations	1.7	2.1	0.6	0.4	1.1	1.7

Total committed facilities	32.3	38.9	17.2	12.7	15.1	26.2

Uncommitted unsecured
Automotive Finance operations	1.7	0.9	0.5	0.1	1.2	0.8
Uncommitted secured
Automotive Finance operations
Federal Reserve funding programs	2.5	5.3	2.5	1.9	—	3.4
Other facilities	0.4	0.4	—	0.1	0.4	0.3
Mortgage operations
Federal Reserve funding programs	1.1	2.5	1.1	0.9	—	1.6
Other facilities (c)	5.1	6.1	0.8	1.0	4.3	5.1

Total uncommitted facilities	10.8	15.2	4.9	4.0	5.9	11.2

Total facilities	43.1	54.1	22.1	16.7	21.0	37.4
Whole-loan forward flow agreements (d)	0.9	9.4	0.9	9.4	—	—

Total	$44.0	$63.5	$23.0	$26.1	$21.0	$37.4

(a)	Funding for committed secured facilities is generally available on request as excess collateral resides in certain facilities or to the extent incremental collateral is available and contributed to the facilities.
(b)	At September 30, 2010, there was $22.3 billion of total capacity for North American Automotive Finance operations and $7.5 billion of total capacity for International Automotive Finance operations.
(c)	Includes $5.1 billion and $5.9 billion of capacity from FHLB advances with $4.3 billion and $5.1 billion outstanding at September 30, 2010, and December 31, 2009, respectively.
(d)	Represents commitments of financial institutions to purchase U.S. automotive retail assets.

ALLY FINANCIAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

15.	Regulatory Capital

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

In conjunction with the conclusion of the Supervisory Capital Assessment Program (S-CAP), the banking regulators developed an additional measure of capital called “Tier 1 common” defined as Tier 1 capital less noncommon elements including qualified perpetual preferred stock, qualifying minority interest in subsidiaries, and qualifying trust preferred securities.

On October 29, 2010, Ally, IB Finance Holding Company, LLC, Ally Bank, and the FDIC entered into a Capital and Liquidity Maintenance Agreement (CLMA) that supersedes the original agreement dated July 21, 2008. The CLMA requires capital at Ally Bank to be maintained at a level such that Ally Bank’s leverage ratio is at least 15%, which is consistent with capital requirements currently applicable to Ally Bank and thus does not impose any additional capital requirements. For this purpose, the leverage ratio is determined in accordance with the FDIC’s regulations related to capital maintenance. The effective date of the CLMA is August 24, 2010.

Additionally, on May 21, 2009, the Federal Reserve Board (FRB) granted Ally Bank an expanded exemption from Section 23A of the Federal Reserve Act. The exemption enables Ally Bank to make certain extensions of credit for the purchase of GM vehicles or vehicles floorplanned by Ally subject to certain limitations. The exemption requires Ally to maintain a Total risk-based capital ratio of 15% and Ally Bank to maintain a Tier 1 leverage ratio of 15%.

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

ALLY FINANCIAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

The following table summarizes our capital ratios.

	September 30, 2010		December 31, 2009		Required minimum	Well- capitalized minimum
($ in millions)	Amount	Ratio	Amount	Ratio
Risk-based capital
Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$22,569	15.36%	$22,398	14.15%	4.00%	6.00%
Ally Bank	9,342	18.53%	7,768	20.85%	(a)	6.00%
Total (to risk-weighted assets)
Ally Financial Inc.	$24,705	16.81%	$24,623	15.55%	15.00% (b)	10.00%
Ally Bank	9,974	19.78%	8,237	22.10%	(a)	10.00%
Tier 1 leverage (to adjusted average assets) (c)
Ally Financial Inc.	$22,569	12.46%	$22,398	12.70%	3.00–4.00%	(d)
Ally Bank	9,342	15.87%	7,768	15.42%	15.00% (a)	5.00%
Tier 1 common (to risk-weighted assets)
Ally Financial Inc.	$7,848	5.34%	$7,678	4.85%	n/a	n/a
Ally Bank	n/a	n/a	n/a	n/a	n/a	n/a

n/a	= not applicable
(a)	Ally Bank, in accordance with the FRB exemption from Section 23A, is required to maintain a Tier 1 leverage ratio of 15%. Ally Bank is also required to maintain well-capitalized levels for Tier 1 risk-based capital and total risk-based ratios pursuant to the CLMA.
(b)	Ally, in accordance with the FRB exemption from Section 23A, is required to maintain a Total risk-based capital ratio of 15%.
(c)	Federal regulatory reporting guidelines require the calculation of adjusted average assets using a daily average methodology. We currently calculate using a combination of monthly and daily average methodologies. We are in the process of modifying information systems to address the daily average requirement.
(d)	There is no Tier 1 leverage component in the definition of a well-capitalized bank holding company.

At September 30, 2010, Ally and Ally Bank met all required minimum ratios and exceeded “well-capitalized” requirements under the federal regulatory agencies' definitions as summarized in the table above.

16.	Derivative Instruments and Hedging Activities

We enter into interest rate and foreign currency swaps, futures, forwards, options, swaptions, and credit default swaps in connection with our market risk management activities. Derivative instruments are used to manage interest rate risk relating to specific groups of assets and liabilities, including investment securities, loans held-for-sale, MSRs, debt, and deposits. In addition, we use foreign exchange contracts to mitigate foreign currency risk associated with foreign-currency-denominated debt and foreign exchange transactions. Our primary objective for utilizing derivative financial instruments is to manage market risk volatility associated with interest rate and foreign currency risks related to the assets and liabilities of our Automotive Finance and Mortgage operations.

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

ALLY FINANCIAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

We enter into economic hedges to mitigate exposure for the following categories.

•

MSRs and retained interests — Our MSRs and retained interest portfolios are generally subject to loss in value when mortgage rates decline. Declining mortgage rates generally result in an increase in refinancing activity that increases prepayments and results in a decline in the value of MSRs and retained interests. To mitigate the impact of this risk, we maintain a portfolio of financial instruments, primarily derivatives that increase in value when interest rates decline. The primary objective is to minimize the overall risk of loss in the value of MSRs due to the change in fair value caused by interest rate changes and their interrelated impact to prepayments.

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

The primary derivative instrument we use to accomplish this objective for mortgage loans and IRLCs is forward sales of mortgage-backed securities, primarily the Federal National Mortgage Association (Fannie Mae) or the Federal Home Loan Mortgage Corporation (Freddie Mac) to-be-announced securities. These instruments typically are entered into at the time the IRLC is made. The value of the forward sales contracts moves in the opposite direction of the value of our IRLCs and mortgage loans held-for-sale. We also use other derivatives, such as interest rate swaps, options, and futures, to hedge automotive loans held-for-sale and certain portions of the mortgage portfolio. Nonderivative instruments may also be periodically used to economically hedge the mortgage portfolio, such as short positions on U.S. Treasuries. We monitor and actively manage our risk on a daily basis. We do not apply hedge accounting to our derivative portfolio held to economically hedge the IRLCs and mortgage and automotive loans held-for-sale.

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

ALLY FINANCIAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Similar to our interest rate hedges, the swaps are generally entered into or traded concurrent with the debt issuance with the terms of the swap matching the terms of the underlying debt.

Our foreign subsidiaries maintain both assets and liabilities in local currencies; these local currencies are generally the subsidiaries' functional currencies for accounting purposes. Foreign currency exchange rate gains and losses arise when the assets or liabilities of our subsidiaries are denominated in currencies that differ from its functional currency. In addition, our equity is impacted by the cumulative translation adjustments resulting from the translation of foreign subsidiary results; this impact is reflected in our other comprehensive income (loss). We enter into foreign currency forwards and option-based contracts with external counterparties to hedge foreign exchange exposure on our net investments in foreign subsidiaries. Our net investment hedges are recorded at fair value with changes recorded to other comprehensive income (loss) with the exception of the spot to forward difference that is recorded in current period earnings. The net derivative gain or loss remains in other comprehensive income (loss) until earnings are impacted by the sale or the liquidation of the associated foreign operation.

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

We placed collateral totaling $1.6 billion and $1.8 billion at September 30, 2010, and December 31, 2009, respectively, in accounts maintained by counterparties. We received cash collateral from counterparties totaling $1.6 billion and $432 million at September 30, 2010, and December 31, 2009, respectively. The collateral placed and received are included on our Condensed Consolidated Balance Sheet in other assets and accrued expenses and other liabilities, respectively. In certain circumstances, we receive or post securities as collateral with counterparties. We do not record such collateral received on our consolidated balance sheet unless certain conditions are met.

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

	September 30, 2010			December 31, 2009
	Fair value of derivative contracts in			Fair value of derivative contracts in
($ in millions)	receivable position (a)	liability position (b)	Notional amount	receivable position (a)	liability position (b)	Notional amount
Qualifying accounting hedges
Interest rate risk
Fair value accounting hedges	$688	$—	$10,863	$478	$47	$16,938
Foreign exchange risk
Net investment accounting hedges	4	69	4,744	10	41	2,414
Cash flow accounting hedges	6	89	323	—	112	334

Total foreign exchange risk	10	158	5,067	10	153	2,748

Total qualifying accounting hedges	698	158	15,930	488	200	19,686

Economic hedges
Interest rate risk
MSRs and retained interests	4,604	3,787	334,652	805	816	153,818
Mortgage loan commitments and mortgage and automotive loans held-for-sale	225	151	54,005	225	132	45,470
Off-balance sheet securitization activities	—	—	—	139	—	4,440
Debt	202	174	25,643	392	548	53,501
Other	12	134	16,091	50	24	12,629

Total interest rate risk	5,043	4,246	430,391	1,611	1,520	269,858
Foreign exchange risk	198	252	12,249	555	175	22,927
Credit risk	1	1	55	—	—	—

Total economic hedges	5,242	4,499	442,695	2,166	1,695	292,785

Total derivatives	$5,940	$4,657	$458,625	$2,654	$1,895	$312,471

(a)	Reported as other assets on the Condensed Consolidated Balance Sheet. Includes accrued interest of $123 million and $314 million at September 30, 2010, and December 31, 2009, respectively.
(b)	Reported as accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet. Includes accrued interest of $20 million and $91 million at September 30, 2010, and December 31, 2009, respectively.

ALLY FINANCIAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Statement of Income Presentation

The following table summarizes the location and amounts of gains and losses reported in our Condensed Consolidated Statement of Income on derivative instruments.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2010	2009	2010	2009
Qualifying accounting hedges
Gain (loss) recognized in earnings on derivatives
Interest rate contracts
Interest on long-term debt	$230	$142	$627	$(242)
(Loss) gain recognized in earnings on hedged items
Interest rate contracts
Interest on long-term debt	(215)	(136)	(562)	192

Total qualifying accounting hedges	15	6	65	(50)

Economic hedges
Gain (loss) recognized in earnings on derivatives
Interest rate contracts
Servicing asset valuation and hedge activities, net	495	384	1,285	(519)
Loss on mortgage and automotive loans, net	(169)	(201)	(570)	(167)
Other gain (loss) on investments, net	—	2	—	(5)
Other income, net of losses	(49)	(6)	(99)	17
Other operating expenses	(2)	(25)	(8)	(39)

Total interest rate contracts	275	154	608	(713)

Foreign exchange contracts (a)
Interest on long-term debt	4	8	(10)	(3)
Other income, net of losses	(8)	(3)	(16)	(198)

Total foreign exchange contracts	(4)	5	(26)	(201)

Gain (loss) recognized in earnings on derivatives	$286	$165	$647	$(964)

(a)	Amount represents the difference between the changes in the fair values of the currency hedge, net of the revaluation of the related foreign denominated debt or foreign denominated receivable.

17.	Income Taxes

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

Prior to the Conversion, certain U.S. entities were pass-through entities for U.S. federal income tax purposes. U.S. federal, state, and local income taxes were generally not provided for these entities as they were not taxable entities except in a few local jurisdictions that tax LLCs or partnerships. LLC members were required to report their share of our taxable income on their respective income tax returns. In addition, our banking, insurance, and foreign subsidiaries generally were and continue to be corporations that are subject to U.S. and foreign income taxes and are required to provide for these taxes. The Conversion did not change the tax status of these subsidiaries.

ALLY FINANCIAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

We recognized total income tax expense from continuing operations of $48 million and $117 million during the three months and nine months ended September 30, 2010, respectively, and income tax benefit from continuing operations of $291 million and income tax expense of $681 million during the three months and nine months ended September 30, 2009, respectively. A reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate for continuing operations is shown in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Statutory U.S. federal tax rate	35.0%	35.0%	35.0%	35.0%
Change in tax rate resulting from
Effect of valuation allowance change	(16.2)	(25.4)	(25.7)	(7.4)
Foreign capital loss	(7.6)	—	3.0	—
Prior year adjustments	3.3	—	1.2	—
Taxes on unremitted earnings of subsidiaries	3.1	—	1.4	—
State and local income taxes, net of federal income tax benefit	(0.8)	12.5	0.2	4.2
Foreign income tax rate differential	(0.3)	1.4	(0.8)	0.6
Tax-exempt income	(0.3)	0.1	(0.5)	0.2
Change in tax status	—	6.0	—	(37.3)
LLC results not subject to federal or state income taxes	—	—	—	(17.4)
Other, net	(1.5)	4.2	(1.5)	0.3

Effective tax rate	14.7%	33.8%	12.3%	(21.8)%

The valuation allowances that were previously established against our domestic net deferred tax assets and certain international net deferred tax assets increased by approximately $126 million during the three months ended September 30, 2010. The increase in the valuation allowance was due to additional realized capital losses within Mortgage operations related to the disposition of its European operations.

During the nine months ended September 30, 2010, the valuation allowance decreased $575 million primarily as a result of profitability of our operations in various tax jurisdictions in combination with an election made by the company to treat the U.S. consumer property and casualty insurance business disposition as an asset sale versus a stock sale for U.S. tax purposes. This election resulted in a smaller ordinary loss than the capital loss that was previously recorded.

The amount of unrecognized tax benefits that, if recognized, would impact our effective tax rate was approximately $137 million at September 30, 2010, compared to $157 million at December 31, 2009. We do not expect a significant change in the unrecognized tax benefits within the next 12 months.

ALLY FINANCIAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

18.	Related Party Transactions

Related party activities represent transactions with GM, FIM Holdings LLC (FIM Holdings), and affiliated companies. GM and FIM Holdings have both a direct and indirect ownership interest in Ally.

Balance Sheet

A summary of the balance sheet effect of transactions with GM, FIM Holdings, and affiliated companies follows.

($ in millions)	September 30, 2010	December 31, 2009
Assets
Available-for-sale investment in asset-backed security — GM (a)	$1	$20
Secured
Finance receivables and loans, net
Wholesale automotive financing — GM (b)	291	280
Term loans to dealers — GM (b)	59	71
Lending receivables — affiliates of FIM Holdings	53	54
Investment in operating leases, net — GM (c)	67	69
Notes receivable from GM (d)	460	884
Other assets
Other — GM	29	102

Total secured	959	1,460
Unsecured
Notes receivable from GM (d)	23	27
Other assets
Subvention receivables (rate and residual support) — GM	151	165
Lease pull-ahead receivable — GM	2	21
Other — GM	19	26

Total unsecured	195	239
Liabilities
Unsecured debt
Notes payable to GM	$26	$154
Accrued expenses and other liabilities
Wholesale payable — GM	214	161
Other payables — GM	62	18

(a)	In November 2006, Ally retained an investment in a note secured by operating lease assets transferred to GM. As part of the transfer, Ally provided a note to a trust, a wholly owned subsidiary of GM. The note was classified in investment securities on the Condensed Consolidated Balance Sheet.
(b)	Represents wholesale financing and term loans to certain dealerships wholly owned by GM or in which GM has an interest. The loans are generally secured by the underlying vehicles or assets of the dealerships.
(c)	Primarily represents buildings classified as operating lease assets that are leased to GM-affiliated entities. These leases are secured by the underlying assets.
(d)	Represents wholesale financing we provide to GM for vehicles, parts, and accessories in which GM retains title while consigned to us or dealers primarily in Italy and Germany in 2010 and in the United Kingdom and Italy in 2009. The financing to GM remains outstanding until the title is transferred to Ally or the dealers. The amount of financing provided to GM under this arrangement varies based on inventory levels. These loans are secured by the underlying vehicles or other assets (except loans relating to parts and accessories in Italy).

ALLY FINANCIAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Statement of Income

A summary of the statement of income effect of transactions with GM, FIM Holdings, and affiliated companies follows.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2010	2009	2010	2009
Net financing revenue
GM and affiliates lease residual value support — North American operations (a)	$(58)	$26	$(57)	$164
GM and affiliates rate support — North American operations	172	194	498	577
Wholesale subvention and service fees from GM	49	45	134	159
Interest earned on wholesale automotive financing	2	2	7	12
Interest earned on term loans to dealers	—	1	1	2
Interest expense on loans with GM	—	(13)	(4)	(37)
Interest on notes receivable from GM and affiliates	2	15	7	49
Interest on wholesale settlements (b)	38	40	128	95
Interest income on loans with FIM Holdings affiliates, net	1	1	2	2
Consumer lease payments from GM (c)	(1)	1	13	60
Other revenue
Insurance premiums earned from GM	38	52	118	135
Service fees on transactions with GM	2	1	6	5
Revenues from GM-leased properties, net	2	2	6	7
Other (d)	1	—	1	(4)
Servicing fees
U.S. automotive operating leases (e)	—	4	2	22
Expense
Off-lease vehicle selling expense reimbursement (f)	(3)	(6)	(11)	(21)
Payments to GM for services, rent, and marketing expenses (g)	31	37	97	88

(a)	Represents total amount of residual support and risk sharing (incurred) earned under the residual support and risk-sharing programs.
(b)	The settlement terms related to the wholesale financing of certain GM products are at shipment date. To the extent that wholesale settlements with GM are made before the expiration of transit, we receive interest from GM.
(c)	GM sponsors lease pull-ahead programs whereby consumers are encouraged to terminate lease contracts early in conjunction with the acquisition of a new GM vehicle with the customer’s remaining payment obligation waived. For certain programs, GM compensates us for the waived payments adjusted based on remarketing results associated with the underlying vehicle.
(d)	Includes income or (expense) related to derivative transactions that we enter into with GM as counterparty.
(e)	Represents servicing income related to automotive leases distributed as a dividend to GM on November 22, 2006.
(f)	An agreement with GM provides for the reimbursement of certain selling expenses incurred by us on off-lease vehicles sold by GM at auction.
(g)	We reimburse GM for certain services provided to us. This amount includes rental payments for our primary executive and administrative offices located in the Renaissance Center in Detroit, Michigan, and exclusivity and royalty fees.

ALLY FINANCIAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Statement of Changes in Equity

A summary of the changes to the statement of changes in equity related to transactions with GM, FIM Holdings, and affiliated companies follows.

($ in millions)	Nine months ended September 30, 2010	Year ended December 31, 2009
Equity
Capital contributions received (a)	$—	$1,280
Dividends to shareholders/members (b)	8	393
Preferred stock dividends — GM	77	128
Other (c)	(74)	—

(a)	On January 16, 2009, we completed a $1.25 billion rights offering pursuant to which we issued additional common membership interests to FIM Holdings and a subsidiary of GM.
(b)	Pursuant to an operating agreement, certain of our shareholders were permitted distributions to pay the taxes they incurred from ownership of their Ally interests prior to our conversion from a tax partnership to a corporation. In March 2009, we executed a transaction that had 2008 tax-reporting implications for our shareholders. In accordance with the operating agreement, the approvals of both our Ally Board of Directors and the Treasury were obtained in advance for the payment of tax distributions to our shareholders. In 2010, the amount distributed to GM was $8 million. This represented an accrual for GM tax settlements and refunds received related to tax periods prior to the November 30, 2006, sale by GM of a 51% interest in Ally (Sale Transactions). Amounts distributed to GM and FIM Holdings were $220 million and $173 million, respectively, for the year ended December 31, 2009. The 2009 amount includes $55 million of remittances to GM for tax settlements and refunds received related to tax periods prior to the Sale Transactions as required by the terms of the Purchase and Sale Agreement between GM and FIM Holdings.
(c)	Represents a reduction of the estimated payment accrued for tax distributions as a result of the completion of the GMAC LLC U.S. Return of Partnership Income for the tax period January 1, 2009, through June 30, 2009.

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

At September 30, 2010, we had an estimated $959 million in secured credit exposure, which included primarily wholesale vehicle financing to GM-owned dealerships, notes receivable from GM, and vehicles leased directly to GM. We further had approximately $809 million in unsecured credit exposure, which included estimates of payments from GM related to residual support and risk-sharing agreements. Under the terms of certain agreements between Ally and GM, Ally has the right to offset certain of its exposures to GM against amounts Ally owes to GM.

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

ALLY FINANCIAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

For contracts where we are entitled to receive residual support, GM pays the present value of the expected residual support owed to us at contract origination as opposed to after contract termination at the time of sale of the related vehicle. The residual support amount GM ultimately owes us is finalized as the leases actually terminate. Under the terms of the residual support program, in cases where the estimate was incorrect, GM may be obligated to pay us, or we may be obligated to reimburse GM.

Based on the September 30, 2010, outstanding North American operating lease and retail balloon portfolios, the additional maximum contractual amount that could be paid by GM under the residual support programs was approximately $627 million and would be paid only in the unlikely event that the proceeds from the entire portfolio of lease assets were lower than the contractual residual value and no higher than our standard residual rates.

Based on the September 30, 2010, outstanding North American operating lease portfolio, the maximum contractual amount that could be paid under the risk-sharing arrangements was approximately $844 million and would be paid only in the unlikely event that the proceeds from all outstanding lease vehicles were lower than our standard residual rates and no higher than the contractual risk-sharing floor.

Retail and lease contracts acquired by us that included rate and residual subvention from GM, payable directly or indirectly to GM dealers as a percentage of total new GM retail and lease contracts acquired, were as follows.

Nine months ended September 30,	2010	2009
GM and affiliates subvented contracts acquired
North American operations	53%	68%
International operations (a)	41%	60%

(a)	Represents subvention for continuing operations only.

Other

We entered into various services agreements with GM that are designed to document and maintain our current and historical relationship. We are required to pay GM fees in connection with certain of these agreements related to our financing of GM consumers and dealers in certain parts of the world.

GM also provides payment guarantees on certain commercial assets we have outstanding with certain third-party customers. At September 30, 2010, and December 31, 2009, commercial obligations guaranteed by GM were $59 million and $68 million, respectively. Additionally, GM is bound by repurchase obligations to repurchase new vehicle inventory under certain circumstances, such as dealer franchise termination.

19.	Fair Value

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

ALLY FINANCIAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

A three-level hierarchy is to be used when measuring and disclosing fair value. An instrument’s categorization within the fair value hierarchy is based on the lowest level of significant input to its valuation. The following is a description of the three hierarchy levels.

Level 1	Inputs are quoted prices in active markets for identical assets or liabilities at the measurement date. Additionally, the entity must have the ability to access the active market, and the quoted prices cannot be adjusted by the entity.

Level 2	Inputs are other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices in active markets for similar assets or liabilities; quoted prices in inactive markets for identical or similar assets or liabilities; or inputs that are observable or can be corroborated by observable market data by correlation or other means for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs are supported by little or no market activity. The unobservable inputs represent management’s best assumptions of how market participants would price the assets or liabilities. Generally, Level 3 assets and liabilities are valued using pricing models, discounted cash flow methodologies, or similar techniques that require significant judgment or estimation.

Following are descriptions of the valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models, and significant assumptions utilized.

•

Trading securities — Trading securities are recorded at fair value. Our portfolio includes U.S. Treasury, asset-backed, and mortgage-backed securities (including senior and subordinated interests) and may be investment grade, noninvestment grade, or unrated securities. We base our valuation of trading securities on observable market prices when available; however, observable market prices may not be available for a significant portion of these assets due to current illiquidity in the markets. When observable market prices are not available, valuations are primarily based on internally developed discounted cash flow models (an income approach) that use assumptions consistent with current market conditions. The valuation considers recent market transactions, experience with similar securities, current business conditions, and analysis of the underlying collateral, as available. To estimate cash flows, we utilize various significant assumptions including market observable inputs (e.g., forward interest rates) and internally developed inputs (e.g., prepayment speeds, delinquency levels, and credit losses). We classified 64% and 94% of the trading securities reported at fair value as Level 3 at September 30, 2010, and December 31, 2009, respectively. Trading securities account for 1% and 2% of all assets reported at fair value at September 30, 2010, and December 31, 2009, respectively.

•

Available-for-sale securities — Available-for-sale securities are carried at fair value primarily based on observable market prices. If observable market prices are not available, our valuations are based on internally developed discounted cash flow models (an income approach) that use a market-based discount rate and consider recent market transactions, experience with similar securities, current business conditions, and analysis of the underlying collateral, as available. To estimate cash flows, we are required to utilize various significant assumptions including market observable inputs (e.g., forward interest rates) and internally developed inputs (including prepayment speeds, delinquency levels, and credit losses). We classified less than 1% of the available-for-sale securities reported at fair value as Level 3 at both September 30, 2010, and December 31, 2009. Available-for-sale securities account for 35% and 37% of all assets reported at fair value at September 30, 2010, and December 31, 2009, respectively.

•

Loans held-for-sale, net — We elected the fair value option for certain mortgage loans held-for-sale. The loans elected were government- and agency-eligible residential loans funded after July 31, 2009. These loans are presented in the table of recurring fair value measurements. Refer to the section in this note titled Fair Value Option of Financial Assets and Financial Liabilities for additional information. The loans not elected under the fair value option are accounted for at the lower of cost or fair value. We classified 15% and 49% of the loans held-for-sale reported at fair value as Level 3 at September 30, 2010, and December 31, 2009, respectively. Loans held-for-sale account for 24% and 32% of all assets reported at fair value at September 30, 2010, and December 31, 2009, respectively.

ALLY FINANCIAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Approximately 3% and 4% of the total loans held-for-sale carried at fair value are automotive loans at September 30, 2010, and December 31, 2009, respectively. These automotive loans are presented in the nonrecurring fair value measurement table. We based our valuation of automotive loans held-for-sale on internally developed discounted cash flow models (an income approach) and classified all these loans as Level 3. These valuation models estimate the exit price we expect to receive in the loan’s principal market, which depending on characteristics of the loans may be the whole-loan market or the securitization market. Although we utilize and give priority to market observable inputs, such as interest rates and market spreads within these models, we are typically required to utilize internal inputs, such as prepayment speeds, credit losses, and discount rates. While numerous controls exist to calibrate, corroborate, and validate these internal inputs, these internal inputs require the use of judgment and can have a significant impact on the determination of the loan’s value. Accordingly, we classified all automotive loans held-for-sale as Level 3.

Approximately 97% and 96% of the total loans held-for-sale carried at fair value are mortgage loans at September 30, 2010, and December 31, 2009, respectively. We originate or purchase mortgage loans in the United States that we intend to sell to Fannie Mae, Freddie Mac, and the Government National Mortgage Association (Ginnie Mae) (collectively, the Government Sponsored Enterprises (GSEs)). Mortgage loans held-for-sale are typically pooled together and sold into certain exit markets depending on underlying attributes of the loan, such as agency eligibility (domestic only), product type, interest rate, and credit quality. Two valuation methodologies are used to determine the fair value of mortgage loans held-for-sale. The methodology used depends on the exit market as described below.

Level 2 mortgage loans — This includes all mortgage loans carried at fair value due to fair value option elections. The election includes all domestic loans that can be sold to the Agencies, which are valued predominantly using published forward agency prices. Level 2 also includes all nonagency domestic loans or international loans where recently negotiated market prices for the loan pool exist with a counterparty (which approximates fair value) or quoted market prices for similar loans are available. As these valuations are derived from quoted market prices, we classify these valuations as Level 2 in the fair value disclosures. At September 30, 2010, and December 31, 2009, 87% and 52%, respectively, of the mortgage loans held-for-sale currently being carried at fair value were classified as Level 2.

Level 3 mortgage loans — This includes all mortgage loans measured at fair value on a nonrecurring basis. The fair value of these loans was determined using internally developed valuation models because observable market prices were not available. These valuation models estimate the exit price we expect to receive in the loan’s principal market, which depending on characteristics of the loan may be the whole-loan or securitization market. Although we utilize and give priority to market observable inputs such as interest rates and market spreads within these models, we are typically required to utilize internal inputs, such as prepayment speeds, credit losses, and discount rates. While numerous controls exist to calibrate, corroborate, and validate these internal inputs, the generation of these internal inputs requires the use of judgment and can have a significant impact on the determination of the loan’s fair value. Accordingly, we classify these valuations as Level 3 in the fair value disclosures. At September 30, 2010, and December 31, 2009, 13% and 48%, respectively, of the mortgage loans held-for-sale currently being carried at fair value are classified as Level 3.

•

Consumer mortgage finance receivables and loans, net — We elected the fair value option for certain consumer mortgage finance receivables and loans. The elected mortgage loans collateralized on-balance sheet securitization debt in which we estimated credit reserves pertaining to securitized assets that could have exceeded or already had exceeded our economic exposure. We also elected the fair value option for all mortgage securitization trusts required to be consolidated due to the adoption of ASU 2009-17. The elected mortgage loans represent a portion of the consumer finance receivable and loans on the Condensed Consolidated Balance Sheet. The balance that was not elected was reported on the balance sheet at the principal amount outstanding, net of charge-offs, allowance for loan losses, and premiums or discounts.

Securitized mortgage loans are legally isolated from us and are beyond the reach of our creditors. The loans are measured at fair value using a portfolio approach or an in-use premise. Values of loans held on an in-use basis may differ considerably from loans held-for-sale that can be sold in the whole-loan market. This difference arises

ALLY FINANCIAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

primarily due to the liquidity of the asset- and mortgage-backed securitization market and is evident in the fact that spreads applied to lower rated asset- and mortgage-backed securities are considerably wider than spreads observed on senior bonds classes and in the whole-loan market. The objective in fair valuing the loans and related securitization debt is to account properly for our retained economic interest in the securitizations. As a result of reduced liquidity in capital markets, values of both these loans and the securitized bonds are expected to be volatile. Since this approach involves the use of significant unobservable inputs, we classified all the mortgage loans elected under the fair value option as Level 3, at September 30, 2010, and December 31, 2009. Consumer finance receivables and loans accounted for 9% and 4% of all assets reported at fair value at September 30, 2010, and December 31, 2009, respectively. Refer to the section within this note titled Fair Value Option of Financial Assets and Financial Liabilities for additional information.

•

Commercial finance receivables and loans, net — We evaluate our commercial finance receivables and loans, net, for impairment. We generally base the evaluation on the fair value of the underlying collateral supporting the loans when expected to be the sole source of repayment. When the carrying value exceeds the fair value of the collateral, an impairment loss is recognized and reflected as a nonrecurring fair value measurement. At both September 30, 2010 and December 31, 2009, 6% and 94% of the impaired commercial finance receivables and loans were classified as Level 2 and Level 3, respectively. Commercial finance receivables and loans accounted for 2% and 4% of all assets reported at fair value at September 30, 2010, and December 31, 2009.

•

MSRs — We typically retain MSRs when we sell assets into the secondary market. MSRs currently do not trade in an active market with observable prices; therefore, we use internally developed discounted cash flow models (an income approach) to estimate the fair value of MSRs. These internal valuation models estimate net cash flows based on internal operating assumptions that we believe would be used by market participants combined with market-based assumptions for loan prepayment rates, interest rates, and discount rates that we believe approximate yields required by investors in this asset. Cash flows primarily include servicing fees, float income, and late fees in each case less operating costs to service the loans. The estimated cash flows are discounted using an option-adjusted spread-derived discount rate. All MSRs were classified as Level 3 at September 30, 2010, and December 31, 2009. MSRs accounted for 8% and 10% of all assets reported at fair value at September 30, 2010, and December 31, 2009, respectively.

•

Interests retained in financial asset sales — Interests retained in financial asset sales are carried at fair value. The interests retained are in securitization trusts and deferred purchase prices on the sale of whole-loans. Due to inactivity in the market, valuations are based on internally developed discounted cash flow models (an income approach) that use a market-based discount rate. The valuation considers recent market transactions, experience with similar assets, current business conditions, and analysis of the underlying collateral, as available. To estimate cash flows, we utilize various significant assumptions, including market observable inputs (e.g., forward interest rates) and internally developed inputs (e.g., prepayment speeds, delinquency levels, and credit losses). All interests retained were classified as Level 3 at September 30, 2010, and December 31, 2009. Interests retained in financial assets sales accounted for 2% and less than 1% of all assets reported at fair value at September 30, 2010, and December 31, 2009, respectively.

•

Derivative instruments — We manage risk through our balance of loan production and servicing businesses while using financial instruments (including derivatives) to manage risk related specifically to the value of loans held-for-sale, loans held-for-investment, MSRs, foreign currency debt; and we enter into interest rate swaps to facilitate transactions where the underlying receivables are sold to a nonconsolidated entity. Refer to Note 16 for additional information regarding the gains and losses recognized on the fair value of economic hedges within the Condensed Consolidated Statement of Income.

We enter into a variety of derivative financial instruments as part of our hedging strategies. Certain of these derivatives are exchange traded, such as Eurodollar futures, or traded within highly active dealer markets, such as agency to-be-announced securities. To determine the fair value of these instruments, we utilize the exchange price or dealer market price for the particular derivative contract; therefore, we classified these contracts as Level 1. We

ALLY FINANCIAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

classified less than 1% of the derivative assets and 3% of the derivative liabilities reported at fair value as Level 1 at September 30, 2010. We classified 7% of the derivative assets and 9% of the derivative liabilities reported at fair value as Level 1 at December 31, 2009.

We also execute over-the-counter derivative contracts, such as interest rate swaps, floors, caps, corridors, and swaptions. We utilize third-party-developed valuation models that are widely accepted in the market to value these over-the-counter derivative contracts. The specific terms of the contract and market observable inputs (such as interest rate forward curves and interpolated volatility assumptions) are entered into the model. We classified these over-the-counter derivative contracts as Level 2 because all significant inputs into these models were market observable. We classified 96% of the derivative assets and 94% of the derivative liabilities reported at fair value as Level 2 at September 30, 2010. We classified 77% of the derivative assets and 73% of the derivative liabilities reported at fair value as Level 2 at December 31, 2009.

We also hold certain derivative contracts that are structured specifically to meet a particular hedging objective. These derivative contracts often are utilized to hedge risks inherent within certain on-balance sheet securitizations. To hedge risks on particular bond classes or securitization collateral, the derivative’s notional amount is often indexed to the hedged item. As a result, we typically are required to use internally developed prepayment assumptions as an input into the model to forecast future notional amounts on these structured derivative contracts. Accordingly, we classified these derivative contracts as Level 3. We classified 4% of the derivative assets and 3% of the derivative liabilities reported at fair value as Level 3 at September 30, 2010. We classified 16% of the derivative assets and 18% of the derivative liabilities reported at fair value as Level 3 at December 31, 2009.

We are required to consider all aspects of nonperformance risk, including our own credit standing, when measuring fair value of a liability. We consider our credit risk and the credit risk of our counterparties in the valuation of derivative instruments through a credit valuation adjustment (CVA). The CVA calculation utilizes our credit default swap spreads and the spreads of the counterparty. Additionally, we reduce credit risk on the majority of our derivatives by entering into legally enforceable agreements that enable the posting and receiving of collateral associated with the fair value of our derivative positions on an ongoing basis.

Derivative assets accounted for 17% and 8% of all assets reported at fair value at September 30, 2010, and December 31, 2009, respectively. Derivative liabilities accounted for 63% and 59% of all liabilities reported at fair value at September 30, 2010, and December 31, 2009, respectively.

•

Collateral placed with counterparties — Collateral in the form of investment securities are primarily carried at fair value using quoted prices in active markets for similar assets. We classified 100% and 96% of securities posted as collateral as Level 1 at September 30, 2010, and December 31, 2009, respectively. Securities posted as collateral accounted for 2% of all assets reported at fair value at both September 30, 2010, and December 31, 2009.

•

Repossessed and foreclosed assets — Foreclosed on or repossessed assets resulting from loan defaults are carried at the lower of either cost or fair value and are included in other assets on the Condensed Consolidated Balance Sheet. The fair value disclosures include only assets carried at fair value.

The majority of assets acquired due to default are foreclosed assets. We revalue foreclosed assets on a periodic basis. We classified properties that are valued by independent third-party appraisals as Level 2. When third-party appraisals are not obtained, valuations are typically obtained from third-party broker price opinion; however, depending on the circumstances, the property list price or other sales price information may be used in lieu of a broker price opinion. Based on historical experience, we adjust these values downward to take into account damage and other factors that typically cause the actual liquidation value of foreclosed properties to be less than broker price opinion or other price sources. This valuation adjustment is necessary to ensure the valuation ascribed to these assets considers unique factors and circumstances surrounding the foreclosed asset. As a result of applying internally developed adjustments to the third-party-provided valuation of the foreclosed property, we classified these assets as Level 3 in the fair value disclosures. At September 30, 2010, we classified 36% and 64% of foreclosed and repossessed properties carried at fair value as Level 2 and Level 3, respectively. At December 31, 2009, we classified 51% and 49% of foreclosed and repossessed properties carried at fair value as

ALLY FINANCIAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Level 2 and Level 3, respectively. Repossessed and foreclosed assets account for less than 1% of all assets reported at fair value at both September 30, 2010, and December 31, 2009.

•

On-balance sheet securitization debt — We elected the fair value option for certain mortgage loans held-for-investment and the related on-balance sheet securitization debt. We value securitization debt that was elected pursuant to the fair value option and any economically retained positions using market observable prices whenever possible. The securitization debt is principally in the form of asset- and mortgage-backed securities collateralized by the underlying mortgage loans held-for-investment. Due to the attributes of the underlying collateral and current market conditions, observable prices for these instruments are typically not available. In these situations, we consider observed transactions as Level 2 inputs in our discounted cash flow models. Additionally, the discounted cash flow models utilize other market observable inputs, such as interest rates, and internally derived inputs including prepayment speeds, credit losses, and discount rates. Fair value option elected financing securitization debt is classified as Level 3 as a result of the reliance on significant assumptions and estimates for model inputs. On-balance sheet securitization debt accounted for 37% and 41% of all liabilities reported at fair value at September 30, 2010, and December 31, 2009, respectively. Refer to the section within this note titled Fair Value Option for Financial Assets and Financial Liabilities for further information about the election. The debt that was not elected under the fair value option is reported on the balance sheet at cost, net of premiums or discounts and issuance costs.

ALLY FINANCIAL INC.

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

	Recurring fair value measurements
September 30, 2010 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Trading securities
U.S. Treasury and federal agencies	$75	$—	$—	$75
Mortgage-backed
Residential	—	1	45	46
Asset-backed	—	—	90	90

Total trading securities	75	1	135	211
Investment securities
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	2,359	310	—	2,669
States and political subdivisions	—	4	—	4
Foreign government	928	371	—	1,299
Mortgage-backed
Residential	—	3,729	2	3,731
Asset-backed	—	1,695	1	1,696
Corporate debt securities	—	1,396	—	1,396

Total debt securities	3,287	7,505	3	10,795
Equity securities	1,130	—	—	1,130

Total available-for-sale securities	4,417	7,505	3	11,925
Mortgage loans held-for-sale, net (a)	—	6,978	—	6,978
Consumer mortgage finance receivables and loans, net (a)	—	—	2,948	2,948
Mortgage servicing rights	—	—	2,746	2,746
Other assets
Interests retained in financial asset sales	—	—	533	533
Fair value of derivative contracts in receivable position
Interest rate contracts	24	5,454	252	5,730
Foreign currency contracts	—	210	—	210

Total fair value of derivative contracts in receivable position	24	5,664	252	5,940
Collateral placed with counterparties (b)	740	—	—	740

Total assets	$5,256	$20,148	$6,617	$32,021

Liabilities
Secured debt
On-balance sheet securitization debt (a)	$—	$—	$(2,793)	$(2,793)
Accrued expenses and other liabilities
Fair value of derivative contracts in liability position
Interest rate contracts	(158)	(3,958)	(130)	(4,246)
Foreign currency contracts	—	(411)	—	(411)

Total fair value of derivative contracts in liability position	(158)	(4,369)	(130)	(4,657)

Total liabilities	$(158)	$(4,369)	$(2,923)	$(7,450)

(a)	Carried at fair value due to fair value option elections.
(b)	Represents collateral in the form of investment securities. Cash collateral was excluded above.

ALLY FINANCIAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Recurring fair value measurements
December 31, 2009 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Trading securities
Mortgage-backed
Residential	$—	$44	$99	$143
Asset-backed	—	—	596	596

Total trading securities	—	44	695	739
Investment securities
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	1,989	1,521	—	3,510
States and political subdivisions	—	811	—	811
Foreign government	911	262	—	1,173
Mortgage-backed
Residential	—	3,455	6	3,461
Asset-backed	—	985	20	1,005
Corporate debt securities	2	1,471	—	1,473
Other	47	—	—	47

Total debt securities	2,949	8,505	26	11,480
Equity securities	671	4	—	675

Total available-for-sale securities	3,620	8,509	26	12,155
Mortgage loans held-for-sale, net (a)	—	5,545	—	5,545
Consumer mortgage finance receivables and loans, net (a)	—	—	1,303	1,303
Mortgage servicing rights	—	—	3,554	3,554
Other assets
Cash reserve deposits held-for-securitization trusts	—	—	31	31
Interests retained in financial asset sales	—	—	471	471
Fair value of derivative contracts in receivable position	184	2,035	435	2,654
Collateral placed with counterparties (b)	808	37	—	845

Total assets	$4,612	$16,170	$6,515	$27,297

Liabilities
Secured debt
On-balance sheet securitization debt (a)	$—	$—	$(1,294)	$(1,294)
Accrued expenses and other liabilities
Fair value of derivative contracts in liability position	(172)	(1,391)	(332)	(1,895)

Total liabilities	$(172)	$(1,391)	$(1,626)	$(3,189)

(a)	Carried at fair value due to fair value option elections.
(b)	Represents collateral in the form of investment securities. Cash collateral was excluded above.

ALLY FINANCIAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following tables present the reconciliation for all Level 3 assets and liabilities measured at fair value on a recurring basis. Transfers into or out of any hierarchy levels, if any (including any transfers shown in the following tables), are recognized at the end of the reporting period in which the transfer occurred. We often economically hedge the fair value change of our assets or liabilities with derivatives and other financial instruments. The Level 3 items presented below may be hedged by derivatives and other financial instruments that are classified as Level 1 or Level 2. Thus, the following tables do not fully reflect the impact of our risk management activities.

	Level 3 recurring fair value measurements
	Fair value at July 1, 2010	Net realized/unrealized gains (losses)			Purchases, issuances, and settlements, net	Fair value at September 30, 2010	Net unrealized gains (losses) included in earnings still held at September 30, 2010
($ in millions)		included in earnings		included in other comprehensive income
Assets
Trading securities
Mortgage-backed
Residential	$46	$3	(a)	$—	$(4)	$45	$7	(a)
Asset-backed	87	—		1	2	90	—

Total trading securities	133	3		1	(2)	135	7
Investment securities
Available-for-sale securities
Debt securities
Mortgage-backed
Residential	2	—		—	—	2	—
Asset-backed	8	—		—	(7)	1	—

Total debt securities	10	—		—	(7)	3	—
Consumer mortgage finance receivables and loans, net (b)	2,345	1,126	(b)	—	(523)	2,948	937	(b)
Mortgage servicing rights	2,983	(521)	(c)	—	284	2,746	(521)	(c)
Other assets
Cash reserve deposits held-for-securitization trusts	2	—		—	(2)	—	—
Interests retained in financial asset sales	465	33	(d)	—	35	533	9	(d)
Fair value of derivative contracts in receivable (liability) position, net
Interest rate contracts, net	105	212	(e)	—	(195)	122	247	(e)

Total assets	$6,043	$853		$1	$(410)	$6,487	$679

Liabilities
Secured debt
On-balance sheet securitization debt (b)	$(2,178)	$(1,118)	(b)	$—	$503	$(2,793)	$(1,035)	(b)

Total liabilities	$(2,178)	$(1,118)		$—	$503	$(2,793)	$(1,035)

(a)	The fair value adjustment was reported as other gain on investments, net, and the related interest was reported as interest and dividends on investment securities in the Condensed Consolidated Statement of Income.
(b)	Carried at fair value due to fair value option elections. Refer to the next section of this note titled Fair Value Option for Financial Assets and Liabilities for the location of the gains and losses in the Condensed Consolidated Statement of Income.
(c)	Fair value adjustment was reported as servicing asset valuation and hedge activities, net, in the Condensed Consolidated Statement of Income.
(d)	Reported as other income, net of losses, in the Condensed Consolidated Statement of Income.
(e)	Refer to Note 16 for information related to the location of the gains and losses on derivative instruments in the Condensed Consolidated Statement of Income.

ALLY FINANCIAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Level 3 recurring fair value measurements
($ in millions)	Fair value at July 1, 2009	Net realized/unrealized gains (losses)			Purchases, issuances, and settlements, net	Net transfers into Level 3	Fair value at September 30, 2009	Net unrealized gains (losses) included in earnings still held at September 30, 2009
		included in earnings		included in other comprehensive income
Assets
Trading securities
Mortgage-backed
Residential	$163	$—		$—	$(18)	$—	$145	$18	(a)
Asset-backed	571	126	(a)	5	—	—	702	(83)	(a)

Total trading securities	734	126		5	(18)	—	847	(65)
Investment securities
Available-for-sale securities
Debt securities
Mortgage-backed
Residential
Asset-backed	4	—		1	—	1	6	—
Equity securities	413	4	(a)	2	(384)	—	35	—

Total available-for-sale securities	417	4		3	(384)	1	41	—
Consumer mortgage finance receivables and loans, net (b)	1,588	339	(b)	—	(384)	—	1,543	240	(b)
Mortgage servicing rights	3,509	(494)	(c)	—	228	—	3,243	(494)	(c)
Other assets
Cash reserve deposits held-for-securitization trusts	33	6	(d)	—	—	—	39	(97)	(d)
Interests retained in financial asset sales	662	21	(d)	(1)	(73)	—	609	(15)	(d)
Fair value of derivative contracts in receivable (liability) position, net	225	(3)	(e)	—	29	—	251	109	(e)

Total assets	$7,168	$(1)		$7	$(602)	$1	$6,573	$(322)

Liabilities
Secured debt
On-balance sheet securitization debt (b)	$(1,574)	$(330)	(b)	$—	$375	$—	$(1,529)	$(207)	(b)

Total liabilities	$(1,574)	$(330)		$—	$375	$—	$(1,529)	$(207)

(a)	The fair value adjustment was reported as other gain on investments, net, and the related interest was reported as interest and dividends on investment securities in the Condensed Consolidated Statement of Income.
(b)	Carried at fair value due to fair value option elections. Refer to next section of this note titled Fair Value Option for Financial Assets and Liabilities for the location of the gains and losses in the Condensed Consolidated Statement of Income.
(c)	Fair value adjustment was reported as servicing asset valuation and hedge activities, net, in the Condensed Consolidated Statement of Income.
(d)	Reported as other income, net of losses, in the Condensed Consolidated Statement of Income.
(e)	Refer to Note 16 for information related to the location of the gains and losses on derivative instruments in the Condensed Consolidated Statement of Income.

ALLY FINANCIAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Level 3 recurring fair value measurements
($ in millions)	Fair value at January 1, 2010	Net realized/unrealized gains (losses)			Purchases, issuances, and settlements, net	Fair value at September 30, 2010	Net unrealized gains (losses) included in earnings still held at September 30, 2010
		included in earnings		included in other comprehensive income
Assets
Trading securities
Mortgage-backed
Residential	$99	$3	(a)	$—	$(57)	$45	$18	(a)
Asset-backed	596	—		1	(507)	90	—

Total trading securities	695	3		1	(564)	135	18
Investment securities
Available-for-sale securities
Debt securities
Mortgage-backed
Residential	6	—		(1)	(3)	2	—
Asset-backed	20	—		—	(19)	1	—

Total debt securities	26	—		(1)	(22)	3	—
Consumer mortgage finance receivables and loans, net (b)	1,303	1,914	(b)	—	(269)	2,948	1,305	(b)
Mortgage servicing rights	3,554	(1,465)	(c)	—	657	2,746	(1,465)	(c)
Other assets
Cash reserve deposits held-for-securitization trusts	31	—		—	(31)	—	—
Interests retained in financial asset sales	471	66	(d)	—	(4)	533	15	(d)
Fair value of derivative contracts in receivable (liability) position, net Interest rate contracts, net	103	203	(e)	—	(184)	122	386	(e)

Total assets	$6,183	$721		$—	$(417)	$6,487	$259

Liabilities
Secured debt
On-balance sheet securitization debt (b)	$(1,294)	$(1,892)	(b)	$—	$393	$(2,793)	$(1,477)	(b)

Total liabilities	$(1,294)	$(1,892)		$—	$393	$(2,793)	$(1,477)

(a)	The fair value adjustment was reported as other gain on investments, net, and the related interest was reported as interest and dividends on investment securities in the Condensed Consolidated Statement of Income.
(b)	Carried at fair value due to fair value option elections. Refer to the next section of this note titled Fair Value Option for Financial Assets and Liabilities for the location of the gains and losses in the Condensed Consolidated Statement of Income.
(c)	Fair value adjustment was reported as servicing asset valuation and hedge activities, net, in the Condensed Consolidated Statement of Income.
(d)	Reported as other income, net of losses, in the Condensed Consolidated Statement of Income.
(e)	Refer to Note 16 for information related to the location of the gains and losses on derivative instruments in the Condensed Consolidated Statement of Income.

ALLY FINANCIAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Level 3 recurring fair value measurements
($ in millions)	Fair value at January 1, 2009	Net realized/unrealized (losses) gains			Purchases, issuances, and settlements, net	Net transfers into/ (out of) Level 3	Fair value at September 30, 2009	Net unrealized (losses) gains included in earnings still held at September 30, 2009
		included in earnings		included in other comprehensive income
Assets
Trading securities
Mortgage-backed
Residential	$211	$(41)	(a)	$—	$(44)	$19	$145	$(19)	(a)
Asset-backed	509	184	(a)	10	(1)	—	702	(569)	(a)

Total trading securities	720	143		10	(45)	19	847	(588)
Investment securities
Available-for-sale securities
Debt securities
Mortgage-backed
Residential	2	—		(4)	—	8	6	—
Asset-backed	607	6	(a)	5	(583)	—	35	(8)	(a)
Equity securities	22	—		1	—	(23)	—	—

Total available-for-sale securities	631	6		2	(583)	(15)	41	(8)
Consumer mortgage finance receivables and loans, net (b)	1,861	848	(b)	—	(1,166)	—	1,543	488	(b)
Mortgage servicing rights	2,848	(172)	(c)	—	567	—	3,243	(159)	(c)
Other assets
Cash reserve deposits held-for-securitization trusts	41	2	(d)	(1)	(3)	—	39	(318)	(d)
Interests retained in financial asset sales	1,001	(44)	(d)	3	(351)	—	609	(11)	(d)
Fair value of derivative contracts in receivable (liability) position, net	149	399	(e)	(5)	(437)	145	251	985	(e)

Total assets	$7,251	$1,182		$9	$(2,018)	$149	$6,573	$389

Liabilities
Secured debt
On-balance sheet securitization debt (b)	$(1,899)	$(774)	(b)	$—	$1,144	$—	$(1,529)	$(431)	(b)

Total liabilities	$(1,899)	$(774)		$—	$1,144	$—	$(1,529)	$(431)

(a)	The fair value adjustment was reported as other gain on investments, net, and the related interest was reported as interest and dividends on investment securities in the Condensed Consolidated Statement of Income.
(b)	Carried at fair value due to fair value option elections. Refer to next section of this note titled Fair Value Option for Financial Assets and Liabilities for the location of the gains and losses in the Condensed Consolidated Statement of Income.
(c)	Fair value adjustment was reported as servicing asset valuation and hedge activities, net, in the Condensed Consolidated Statement of Income.
(d)	Reported as other income, net of losses, in the Condensed Consolidated Statement of Income.
(e)	Refer to Note 16 for information related to the location of the gains and losses on derivative instruments in the Condensed Consolidated Statement of Income.

ALLY FINANCIAL INC.

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

The following tables display the assets and liabilities measured at fair value on a nonrecurring basis and held at September 30, 2010 and 2009.

	Nonrecurring fair value measures				Lower of cost or fair value or valuation reserve allowance		Total gains (losses) included in earnings for the three months ended		Total gains included in earnings for the nine months ended
September 30, 2010 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Loans held-for-sale, net (a)
Automotive	$—	$—	$234	$234	$(85)		n/m	(b)	n/m	(b)
Mortgage	—	—	1,041	1,041	(47)		n/m	(b)	n/m	(b)

Total loans held-for-sale, net	—	—	1,275	1,275	(132)		n/m	(b)	n/m	(b)
Commercial finance receivables and loans, net (c)
Automotive	—	—	391	391	(56)		n/m	(b)	n/m	(b)
Mortgage	—	34	57	91	(47)		n/m	(b)	n/m	(b)
Other	—	—	77	77	(70)		n/m	(b)	n/m	(b)

Total commercial finance receivables and loans, net	—	34	525	559	(173)
Other assets
Real estate and other investments (d)	—	9	—	9	n/m	(e)	$—		$2
Repossessed and foreclosed assets (f)	—	42	76	118	(17)		n/m	(b)	n/m	(b)

Total assets	$—	$85	$1,876	$1,961	$(322)		$—		$2

n/m = not meaningful

(a)	Represents loans held-for-sale that are required to be measured at the lower of cost or fair value. The table above includes only loans with fair values below cost during 2010. The related valuation allowance represents the cumulative adjustment to fair value of those specific assets.
(b)	We consider the applicable valuation or loan loss allowance to be the most relevant indicator of the impact on earnings caused by the fair value measurement. Accordingly, the table above excludes total gains and losses included in earnings for these items. The carrying values are inclusive of the respective valuation or loan loss allowance.
(c)	Represents the portion of the portfolio specifically impaired during 2010. The related valuation allowance represents the cumulative adjustment to fair value of those specific receivables.
(d)	Represents model homes impaired during 2010. The total loss included in earnings represents adjustments to the fair value of the portfolio based on the estimated fair value if the model home is under lease or the estimated value less costs to sell if the model home is marketed for sale.
(e)	The total gain included in earnings is the most relevant indicator of the impact on earnings.
(f)	The allowance provided for repossessed and foreclosed assets represents any cumulative valuation adjustment recognized to adjust the assets to fair value.

ALLY FINANCIAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Nonrecurring fair value measures				Lower of cost or fair value or valuation reserve allowance		Total losses included in earnings for the three months ended		Total (losses) gains included in earnings for the nine months ended
September 30, 2009 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Loans held-for-sale, net (a)	$—	$7	$636	$643	$(379)		n/m	(b)	n/m	(b)
Commercial finance receivables and loans, net (c)	—	161	2,336	2,497	(1,014)		$—	(d)	$(87)	(d)
Other assets
Real estate and other investments (e)	—	85	—	85	n/m	(f)	(1)		5
Repossessed and foreclosed assets (g)	—	173	107	280	(97)		n/m	(b)	n/m	(b)
Goodwill (h)	—	—	—	—	n/m	(f)	—		(607)

Total assets	$—	$426	$3,079	$3,505	$(1,490)		$(1)		$(689)

n/m = not meaningful

(a)	Represents loans held-for-sale that are required to be measured at the lower of cost or fair value. The table above includes only loans with fair values below cost during 2009. The related valuation allowance represents the cumulative adjustment to fair value of those specific assets.
(b)	We consider the applicable valuation or loan loss allowance to be the most relevant indicator of the impact on earnings caused by the fair value measurement. Accordingly, the table above excludes total gains and losses included in earnings for these items. The carrying values are inclusive of the respective valuation or loan loss allowance.
(c)	Represents the portion of the portfolio specifically impaired during 2009. The related valuation allowance represents the cumulative adjustment to fair value of those specific receivables.
(d)	Represents losses recognized on the impairment of our resort finance portfolio, which provided debt capital to resort and timeshare developers. Refer to footnote (b) for information related to the other commercial finance receivables and loans, net, for which impairment was recognized.
(e)	Represents model homes impaired during 2009. The total loss included in earnings represents adjustments to the fair value of the portfolio based on the estimated fair value if the model home is under lease or the estimated fair value less costs to sell if the model home is marketed for sale.
(f)	The total gain (loss) included in earnings is the most relevant indicator of the impact on earnings.
(g)	The allowance provided for repossessed and foreclosed assets represents any cumulative valuation adjustment recognized to adjust the assets to fair value.
(h)	Represents goodwill impaired during 2009. The impairment related to a reporting unit within our Insurance operations.

Fair Value Option for Financial Assets and Financial Liabilities

On January 1, 2008, we elected to measure at fair value certain domestic consumer mortgage finance receivables and loans and the related debt held in on-balance sheet mortgage securitization structures. During the three months ended September 30, 2009, we also elected the fair value option for government- and agency-eligible mortgage loans held-for-sale funded after July 31, 2009. As of January 1, 2010, we elected the fair value option for all on-balance sheet mortgage securitization structures that were required to be consolidated due to the adoption of ASU 2009-17. Refer to Note 1 for additional information related to the adoption. Our intent in electing fair value for all these items was to mitigate a divergence between accounting losses and economic exposure for certain assets and liabilities.

A description of the financial assets and liabilities elected to be measured at fair value is as follows.

•

On-balance sheet mortgage securitizations — We carry the fair value-elected loans as consumer finance receivable and loans, net, on the Condensed Consolidated Balance Sheet. Our policy is to separately record interest income on the fair value-elected loans (unless the loans are placed on nonaccrual status); however, the accrued interest was excluded from the fair value presentation. We classified the fair value adjustment recorded for the loans as other income, net of losses, in the Condensed Consolidated Statement of Income.

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

ALLY FINANCIAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

•

Government- and agency-eligible loans — During the three months ended September 31, 2009, we elected the fair value option for government- and agency-eligible mortgage loans held-for-sale funded after July 31, 2009. We elected the fair value option to mitigate earnings volatility by better matching the accounting for the assets with the related hedges.

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

We carry the fair value-elected government- and agency-eligible loans as loans held-for-sale, net, on the Condensed Consolidated Balance Sheet. Our policy is to separately record interest income on the fair value-elected loans (unless they are placed on nonaccrual status); however, the accrued interest was excluded from the fair value presentation. Upfront fees and costs related to the fair value-elected loans were not deferred or capitalized. The fair value adjustment recorded for these loans is classified as gain (loss) on mortgage loans, net, in the Condensed Consolidated Statement of Income. In accordance with GAAP, the fair value option election is irrevocable once the asset is funded even if it is subsequently determined that a particular loan cannot be sold.

ALLY FINANCIAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following tables summarize the fair value option elections and information regarding the amounts recorded as earnings for each fair value option-elected item.

	Changes included in the Condensed Consolidated Statement of Income
Three months ended September 30, ($ in millions)	Consumer financing revenue		Loans held-for-sale revenue		Total interest expense		Gain on mortgage loans, net	Other income, net of losses	Total included in earnings	Change in fair value due to credit risk (a)
2010
Assets
Mortgage loans held-for-sale, net	$—		$61	(b)	$—		$368	$—	$429	$—	(c)
Consumer mortgage finance receivables and loans, net	141	(b)	—		—		—	985	1,126	33	(d)
Liabilities
Secured debt
On-balance sheet securitization debt	$—		$—		$(81	) (e)	$—	$(1,037)	$(1,118)	$(58)	(f)

Total									$437

2009
Assets
Mortgage loans held-for-sale, net	$—		$26	(b)	$—		$181	$—	$207	$—	(c)
Consumer mortgage finance receivables and loans, net	119	(b)	—		—		—	220	339	129	(d)
Liabilities
Secured debt
On-balance sheet securitization debt	$—		$—		$(55	) (e)	$—	$(275)	$(330)	$(299)	(f)

Total									$216

(a)	Factors other than credit quality that impact fair value include changes in market interest rates and the illiquidity or marketability in the current marketplace. Lower levels of observable data points in illiquid markets generally result in wide bid/offer spreads.
(b)	Interest income is measured by multiplying the unpaid principal balance on the loans by the coupon rate and the number of days of interest due.
(c)	The credit impact for loans held-for-sale is assumed to be zero because the loans are either suitable for sale or are covered by a government guarantee.
(d)	The credit impact for consumer mortgage finance receivables and loans was quantified by applying internal credit loss assumptions to cash flow models.
(e)	Interest expense is measured by multiplying bond principal by the coupon rate and the number of days of interest due to the investor.
(f)	The credit impact for on-balance sheet securitization debt is assumed to be zero until our economic interests in a particular securitization is reduced to zero at which point the losses on the underlying collateral will be expected to be passed through to third-party bondholders. Losses allocated to third-party bondholders, including changes in the amount of losses allocated, will result in fair value changes due to credit. We also monitor credit ratings and will make credit adjustments to the extent any bond classes are downgraded by rating agencies.

ALLY FINANCIAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Changes included in the Condensed Consolidated Statement of Income
Nine months ended September 30, ($ in millions)	Consumer financing revenue		Loans held-for-sale revenue		Total interest expense		Gain on mortgage loans, net	Other income, net of losses	Total included in earnings	Change in fair value due to credit risk (a)
2010
Assets
Mortgage loans held-for-sale, net	$—		$153	(b)	$—		$777	$—	$930	$—	(c)
Consumer mortgage finance receivables and loans, net	469	(b)	—		—		—	1,444	1,913	(36)	(d)
Liabilities
Secured debt
On-balance sheet securitization debt	$—		$—		$(266)	(e)	$—	$(1,625)	$(1,891)	$13	(f)

Total									$952

2009
Assets
Mortgage loans held-for-sale, net	$—		$26	(b)	$—		$181	$—	$207	$—	(c)
Consumer mortgage finance receivables and loans, net	395	(b)	—		—		—	453	848	86	(d)
Liabilities
Secured debt
On-balance sheet securitization debt	$—		$—		$(174)	(e)	$—	$(600)	$(774)	$(215)	(f)

Total									$281

(a)	Factors other than credit quality that impact fair value include changes in market interest rates and the illiquidity or marketability in the current marketplace. Lower levels of observable data points in illiquid markets generally result in wide bid/offer spreads.
(b)	Interest income is measured by multiplying the unpaid principal balance on the loans by the coupon rate and the number of days of interest due.
(c)	The credit impact for loans held-for-sale is assumed to be zero because the loans are either suitable for sale or are covered by a government guarantee.
(d)	The credit impact for consumer mortgage finance receivables and loans was quantified by applying internal credit loss assumptions to cash flow models.
(e)	Interest expense is measured by multiplying bond principal by the coupon rate and the number of days of interest due to the investor.
(f)	The credit impact for on-balance sheet securitization debt is assumed to be zero until our economic interests in a particular securitization is reduced to zero at which point the losses on the underlying collateral will be expected to be passed through to third-party bondholders. Losses allocated to third-party bondholders, including changes in the amount of losses allocated, will result in fair value changes due to credit. We also monitor credit ratings and will make credit adjustments to the extent any bond classes are downgraded by rating agencies.

ALLY FINANCIAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table provides the aggregate fair value and the aggregate unpaid principal balance for the fair value option-elected loans and long-term debt instruments.

	September 30, 2010			December 31, 2009
($ in millions)	Unpaid principal balance	Fair value (a)		Unpaid principal balance	Fair value
Assets
Mortgage loans held-for-sale, net
Total loans	$6,682	$6,978		$5,427	$5,546
Nonaccrual loans	—	—		3	3
Loans 90+ days past due (b)	—	—		—	—
Consumer mortgage finance receivables and loans, net
Total loans	8,634	2,948		7,180	1,303
Nonaccrual loans	2,222	(c	)	2,343	(c	)
Loans 90+ days past due (b)	1,364	(c	)	1,434	(c	)
Liabilities
Secured debt
On-balance sheet securitization debt	$(8,659)	$(2,793)		$(7,166)	$(1,293)

(a)	Excludes accrued interest receivable.
(b)	Loans 90+ days past due are also presented within the nonaccrual loan balance and the total loan balance; however, excludes government-insured loans that are still accruing interest.
(c)	The fair value of consumer mortgage finance receivables and loans is calculated on a pooled basis, which does not allow us to reliably estimate the fair value of loans 90+ days past due or nonaccrual loans. As a result, the fair value of these loans is not included in the table above. Unpaid principal balances were provided to allow assessment of the materiality of loans 90+ days past due and nonaccrual loans relative to total loans. For further discussion regarding the pooled basis, refer to the previous section of this note titled Consumer mortgage finance receivables and loans, net.

ALLY FINANCIAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Fair Value of Financial Instruments

The following table presents the carrying and estimated fair value of assets and liabilities that are considered financial instruments. Accordingly, items that do not meet the definition of a financial instrument are excluded from the table. When possible, we use quoted market prices to determine fair value. Where quoted market prices are not available, the fair value is internally derived based on appropriate valuation methodologies with respect to the amount and timing of future cash flows and estimated discount rates. However, considerable judgment is required in interpreting market data to develop estimates of fair value, so the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions or estimation methodologies could be material to the estimated fair values. Fair value information presented herein was based on information available at September 30, 2010, and December 31, 2009.

	September 30, 2010		December 31, 2009
($ in millions)	Carrying value	Fair value	Carrying value	Fair value
Financial assets
Trading securities	$211	$211	$739	$739
Investment securities	11,925	11,925	12,158	12,158
Loans held-for-sale, net (a)	13,265	12,258	20,625	19,855
Finance receivables and loans, net	96,664	96,725	75,256	72,213
Interests retained in financial asset sales	533	533	471	471
Fair value of derivative contracts in receivable position	5,940	5,940	2,654	2,654
Collateral placed with counterparties (b)	740	740	845	845
Financial liabilities
Debt (c)	$94,014	$95,922	$98,819	$95,588
Deposit liabilities (d)	36,260	36,765	30,549	30,795
Fair value of derivative contracts in liability position	4,657	4,657	1,895	1,895

(a)	The balance includes options to repurchase delinquent assets from certain off-balance securitizations and agency whole-loan sales. We are not exposed to the losses on these delinquent loans, unless we exercise the repurchase option. Until we exercise the option, the carrying value of these loans equals the unpaid principal balance and the fair value is based on internal valuation models. As a result, the carrying value (or unpaid principal balance) is greater than the fair value due to the underlying characteristics of the loans.
(b)	Represents collateral in the form of investment securities. Cash collateral was excluded above.
(c)	Debt includes deferred interest for zero-coupon bonds of $553 million and $506 million at September 30, 2010, and December 31, 2009, respectively.
(d)	The carrying value and fair value amounts exclude dealer deposits.

The following describes the methodologies and assumptions used to determine fair value for the respective classes of financial instruments. In addition to the valuation methods discussed below, we also followed guidelines for determining whether a market was not active and a transaction was not distressed. As such, we assumed the price that would be received in an orderly transaction (including a market-based return) and not in forced liquidation or distressed sale.

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

•	Loans held-for-sale, net — Refer to the previous sections of this note also titled Loans held-for-sale, net, for a description of methodologies and assumptions used to determine fair value.

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

ALLY FINANCIAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

For mortgage loans held-for-investment used as collateral for securitization debt, we used a portfolio approach or an in-use premise to measure these loans at fair value. The objective in fair valuing these loans (which are legally isolated and beyond the reach of our creditors) and the related collateralized borrowings is to reflect our retained economic position in the securitizations. For mortgage loans held-for-investment that are not securitized, we used valuation methods and assumptions similar to those used for mortgage loans held-for-sale. These valuations consider unique attributes of the loans such as geography, delinquency status, product type, and other factors. Refer to the previous section in this note titled Loans held-for-sale, net, for a description of methodologies and assumptions used to determine the fair value of mortgage loans held-for-sale.

•	Derivative assets and liabilities — Refer to the previous section of this note titled Derivative instruments for a description of the methodologies and assumptions used to determine fair value.

•

Collateral placed with counterparties — Collateral placed with counterparties in the table above represents only collateral in the form of investment securities. Refer to the previous section of this note also titled Collateral placed with counterparties for additional information.

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

20.	Variable Interest Entities

We account for VIEs under the requirements of ASC 810, Consolidation. ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which amended ASC 810, became effective on January 1, 2010, and upon adoption, we consolidated certain entities, including securitization trusts that were previously held off-balance sheet. On January 1, 2010, we recognized a day-one net increase of $17.6 billion to assets and liabilities on our consolidated balance sheet ($10.1 billion of the increase relates to operations classified as held-for-sale). Refer to Note 1 for additional information related to the adoption of ASU 2009-17. Refer to our Condensed Consolidated Balance Sheet for a detailed listing of the assets and liabilities of our consolidated VIEs at September 30, 2010.

The following describes the VIEs that we consolidated or in which we had a significant variable interest. We had certain secured funding arrangements that were structured through consolidating entities, as described in further detail in Note 14.

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

ALLY FINANCIAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Prior to the adoption of ASU 2009-17, we were the primary beneficiary because we typically held the first loss position in these securitization transactions and, as a result, anticipated absorbing the majority of the expected losses of the VIE; thus, we consolidated these entities. Subsequent to adoption of ASU 2009-17, we are the primary beneficiary because we have a controlling financial interest in the VIE as we have both power over the VIE, primarily due to our servicing activities, and we hold a variable interest in the VIE. The assets (and associated beneficial interests) of the consolidated securitization trusts totaled $37.2 billion and $38.4 billion at September 30, 2010, and December 31, 2009, respectively. The majority of the assets are included as finance receivables and loans, net, on the Condensed Consolidated Balance Sheet. The majority of the beneficial interests were included as secured debt on the Condensed Consolidated Balance Sheet. We do not have a contractual obligation to provide any type of financial support in the future, nor did we provide noncontractual financial support to the entity during the three months ended September 30, 2010.

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

•

Servicing funding — To assist in the financing of our servicing advance receivables, our Mortgage operations formed an SPE to issue term notes to third-party investors that are collateralized by servicing advance receivables. These servicing advance receivables were transferred to the SPE and consisted of delinquent principal and interest advances made by our Mortgage operations, as servicer, to various investors; property taxes and insurance premiums advanced to taxing authorities and insurance companies on behalf of borrowers; and amounts advanced for mortgages in foreclosure. The SPE funds the purchase of the receivables through financing obtained from the third-party investors and subordinated loans or an equity contribution from our Mortgage operations. Management determined that we were the primary beneficiary of the SPE and therefore consolidated the entity. The assets of this entity totaled $1.0 billion and $1.4 billion at September 30, 2010, and December 31, 2009, respectively, and were included in other assets on the Consolidated Balance Sheet. The liabilities of this entity totaled $1.0 billion at September 30, 2010, consisting of $748 million in third-party term notes that were included in debt on the Condensed Consolidated Balance Sheet and $241 million in affiliate payables to ResCap, which were eliminated in consolidation. The liabilities of this entity totaled $1.4 billion at December 31, 2009, consisting of $700 million in third-party term notes that were included in debt on the Consolidated Balance Sheet and $677 million in affiliate payables to ResCap that were eliminated in consolidation. The beneficial interest holder of this VIE does not have legal recourse to our general credit. We do not have a contractual obligation to provide any type of financial support in the future, nor did we provide noncontractual financial support to the entity during the three months ended September 30, 2010.

ALLY FINANCIAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

21.	Segment Information

Financial information for our reportable operating segments is summarized as follows.

	Global Automotive Services (a)
Three months ended September 30, ($ in millions)	North American Automotive Finance operations	International Automotive Finance operations (b)	Insurance operations	Mortgage operations (c)	Corporate and Other (d)	Consolidated (e)
2010
Net financing revenue (loss)	$817	$176	$—	$147	$(545)	$595
Other revenue	144	77	567	658	10	1,456

Total net revenue (loss)	961	253	567	805	(535)	2,051
Provision for loan losses	60	(5)	—	22	(68)	9
Other noninterest expense	333	184	453	629	117	1,716

Income (loss) from continuing operations before income tax expense (benefit)	568	74	114	154	(584)	326
Income tax expense (benefit) from continuing operations	161	9	17	5	(144)	48

Net income (loss) from continuing operations	407	65	97	149	(440)	278

Income (loss) from discontinued operations, net of tax	—	38	3	(51)	1	(9)

Net income (loss)	$407	$103	$100	$98	$(439)	$269

Total assets	$77,295	$17,500	$8,796	$40,963	$28,637	$173,191

2009
Net financing revenue (loss)	$784	$197	$—	$152	$(558)	$575
Other revenue	78	79	607	428	219	1,411

Total net revenue (loss)	862	276	607	580	(339)	1,986
Provision for loan losses	123	32	—	330	195	680
Other noninterest expense	467	213	498	902	86	2,166

Income (loss) from continuing operations before income tax (benefit) expense	272	31	109	(652)	(620)	(860)
Income tax (benefit) expense from continuing operations	(27)	28	59	(151)	(200)	(291)

Net income (loss) from continuing operations	299	3	50	(501)	(420)	(569)

(Loss) income from discontinued operations, net of tax	—	(156)	46	(89)	1	(198)

Net income (loss)	$299	$(153)	$96	$(590)	$(419)	$(767)

Total assets	$67,070	$24,118	$11,660	$40,773	$34,633	$178,254

(a)	North American operations consist of automotive financing in the United States, Canada, and Puerto Rico and include the automotive activities of Ally Bank and ResMor Trust. International operations consist of automotive financing and full-service leasing in all other countries.
(b)	Amounts include intrasegment eliminations between North American operations, International operations, and Insurance operations.
(c)	Represents the ResCap legal entity and the mortgage activities of Ally Bank and ResMor Trust.
(d)	Represents our Commercial Finance Group, certain equity investments, other corporate activities, the residual impacts from our corporate funds transfer pricing and treasury asset liability management activities, and reclassifications and eliminations between the reportable operating segments. At September 30, 2010, total assets were $1.9 billion for the Commercial Finance Group.
(e)	Net financing revenue (loss) after the provision for loan losses totaled $586 million and $(105) million for the three months ended September 30, 2010 and 2009, respectively.

ALLY FINANCIAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Global Automotive Services (a)
Nine months ended September 30, ($ in millions)	North American Automotive Finance operations	International Automotive Finance operations (b)	Insurance operations	Mortgage operations (c)	Corporate and Other (d)	Consolidated (e)
2010
Net financing revenue (loss)	$2,619	$532	$—	$483	$(1,571)	$2,063
Other revenue (loss)	533	256	1,761	1,558	(166)	3,942

Total net revenue (loss)	3,152	788	1,761	2,041	(1,737)	6,005
Provision for loan losses	267	29	—	121	(42)	375
Other noninterest expense	1,034	538	1,356	1,380	369	4,677

Income (loss) from continuing operations before income tax expense (benefit)	1,851	221	405	540	(2,064)	953
Income tax expense (benefit) from continuing operations	594	—	100	11	(588)	117

Net income (loss) from continuing operations	1,257	221	305	529	(1,476)	836

Income (loss) from discontinued operations, net of tax	—	84	(2)	59	19	160

Net income (loss)	$1,257	$305	$303	$588	$(1,457)	$996

Total assets	$77,295	$17,500	$8,796	$40,963	$28,637	$173,191

2009
Net financing revenue (loss)	$2,374	$525	$—	$421	$(1,878)	$1,442
Other revenue	527	242	1,703	400	656	3,528

Total net revenue (loss)	2,901	767	1,703	821	(1,222)	4,970
Provision for loan losses	272	141	—	1,762	368	2,543
Other noninterest expense	1,245	602	1,459	1,973	268	5,547

Income (loss) from continuing operations before income tax expense (benefit)	1,384	24	244	(2,914)	(1,858)	(3,120)
Income tax expense (benefit) from continuing operations	989	166	93	(421)	(146)	681

Net income (loss) from continuing operations	395	(142)	151	(2,493)	(1,712)	(3,801)

Loss from discontinued operations, net of tax	—	(157)	(521)	(859)	(7)	(1,544)

Net income (loss)	$395	$(299)	$(370)	$(3,352)	$(1,719)	$(5,345)

Total assets	$67,070	$24,118	$11,660	$40,773	$34,633	$178,254

(a)	North American operations consist of automotive financing in the United States, Canada, and Puerto Rico and include the automotive activities of Ally Bank and ResMor Trust. International operations consist of automotive financing and full-service leasing in all other countries.
(b)	Amounts include intrasegment eliminations between North American operations, International operations, and Insurance operations.
(c)	Represents the ResCap legal entity and the mortgage activities of Ally Bank and ResMor Trust.
(d)	Represents our Commercial Finance Group, certain equity investments, other corporate activities, the residual impacts from our corporate funds transfer pricing and treasury asset liability management activities, and reclassifications and eliminations between the reportable operating segments. At September 30, 2010, total assets were $1.9 billion for the Commercial Finance Group.
(e)	Net financing revenue (loss) after the provision for loan losses totaled $1,688 million and $(1,101) million for the nine months ended September 30, 2010 and 2009, respectively.

ALLY FINANCIAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

22.	Supplemental Financial Information

Certain of our senior notes are guaranteed by a group of subsidiaries (the Guarantors). The Guarantors, each of which is a 100% directly owned subsidiary of Ally Financial Inc, are Ally US LLC, IB Finance Holding Company, LLC, GMAC Latin America Holdings LLC, GMAC International Holdings B.V., and GMAC Continental LLC. The Guarantors fully and unconditionally guarantee the senior notes on a joint and several basis.

The following financial statements present condensed consolidating financial data for (i) Ally Financial Inc. (on a parent company only basis), (ii) the combined Guarantors, (iii) the combined nonguarantor subsidiaries (all other subsidiaries), (iv) an elimination column for adjustments to arrive at the information for the parent company, Guarantors, and nonguarantors on a consolidated basis, and (v) the parent company and our subsidiaries on a consolidated basis.

Investments in subsidiaries are accounted for by the parent company and the Guarantors using the equity method for this presentation. Results of operations of subsidiaries are therefore classified in the parent company's and Guarantors’ investment in subsidiaries accounts. The elimination entries set forth in the following condensed consolidating financial statements eliminate distributed and undistributed income of subsidiaries, investments in subsidiaries, and intercompany balances and transactions between the parent, Guarantors, and nonguarantors.

ALLY FINANCIAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Condensed Consolidating Statement of Income

Three months ended September 30, 2010 ($ in millions)	Parent	Guarantors	Non-guarantors	Consolidating adjustments	Ally consolidated
Financing revenue and other interest income
Finance receivables and loans
Consumer	$180	$3	$966	$—	$1,149
Commercial	18	3	449	—	470
Notes receivable from General Motors	13	—	27	—	40
Intercompany	107	1	1	(109)	—

Total finance receivables and loans	318	7	1,443	(109)	1,659
Loans held-for-sale	7	—	146	—	153
Interest on trading securities	—	—	5	—	5
Interest and dividends on available-for-sale investment securities	—	—	88	—	88
Interest and dividends on available-for-sale investment securities – intercompany	75	—	3	(78)	—
Interest-bearing cash	6	—	16	—	22
Operating leases	297	—	558	—	855

Total financing revenue and other interest income	703	7	2,259	(187)	2,782
Interest expense
Interest on deposits	14	—	158	—	172
Interest on short-term borrowings	12	—	98	—	110
Interest on long-term debt	977	3	471	—	1,451
Interest on intercompany debt	(5)	1	109	(105)	—

Total interest expense	998	4	836	(105)	1,733
Depreciation expense on operating lease assets	143	—	311	—	454

Net financing (loss) revenue	(438)	3	1,112	(82)	595
Dividends from subsidiary
Bank subsidiary	—	—	—	—	—
Nonbank subsidiaries	129	—	—	(129)	—
Other revenue
Servicing fees	104	—	301	(1)	404
Servicing asset valuation and hedge activities, net	—	—	(27)	—	(27)

Total servicing income, net	104	—	274	(1)	377
Insurance premiums and service revenue earned	—	—	470	—	470
Gain on mortgage and automotive loans, net	17	—	309	—	326
Loss on extinguishment of debt	—	—	(2)	—	(2)
Other gain on investments, net	—	—	104	—	104
Other income, net of losses	(2)	—	322	(139)	181

Total other revenue	119	—	1,477	(140)	1,456
Total net revenue	(190)	3	2,589	(351)	2,051
Provision for loan losses	(165)	—	174	—	9
Noninterest expense
Compensation and benefits expense	190	1	202	—	393
Insurance losses and loss adjustment expenses	—	—	229	—	229
Other operating expenses	160	7	1,102	(175)	1,094

Total noninterest expense	350	8	1,533	(175)	1,716
(Loss) income from continuing operations before income tax (benefit) expense and undistributed income of subsidiaries	(375)	(5)	882	(176)	326
Income tax (benefit) expense from continuing operations	(98)	—	146	—	48

Net (loss) income from continuing operations	(277)	(5)	736	(176)	278

Income (loss) from discontinued operations, net of tax	34	—	(43)	—	(9)
Undistributed income of subsidiaries
Bank subsidiary	253	253	—	(506)	—
Nonbank subsidiaries	259	102	—	(361)	—

Net income	$269	$350	$693	$(1,043)	$269

ALLY FINANCIAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Three months ended September 30, 2009 ($ in millions)	Parent	Guarantors	Non-guarantors	Consolidating adjustments	Ally consolidated
Financing revenue and other interest income
Finance receivables and loans
Consumer	$116	$5	$1,003	$—	$1,124
Commercial	71	3	333	—	407
Notes receivable from General Motors	31	1	23	—	55
Intercompany	178	—	6	(184)	—

Total finance receivables and loans	396	9	1,365	(184)	1,586
Loans held-for-sale	64	—	50	—	114
Interest on trading securities	—	—	62	—	62
Interest and dividends on available-for-sale investment securities	—	—	49	—	49
Interest and dividends on available-for-sale investment securities – intercompany	20	—	5	(25)	—
Interest-bearing cash	4	—	15	—	19
Other interest income, net	—	—	1	—	1
Operating leases	814	—	572	—	1,386

Total financing revenue and other interest income	1,298	9	2,119	(209)	3,217
Interest expense
Interest on deposits	7	—	171	—	178
Interest on short-term borrowings	5	—	116	—	121
Interest on long-term debt	849	5	662	(67)	1,449
Interest in intercompany debt	(13)	2	115	(104)	—

Total interest expense	848	7	1,064	(171)	1,748
Depreciation expense on operating lease assets	502	—	392	—	894

Net financing (loss) revenue	(52)	2	663	(38)	575
Dividends from subsidiaries
Nonbank subsidiaries	10	—	—	(10)	—
Other revenue
Servicing fees	157	—	222	—	379
Servicing asset valuation and hedge activities, net	—	—	(110)	—	(110)

Total servicing income, net	157	—	112	—	269
Insurance premiums and service revenue earned	—	—	510	—	510
(Loss) gain on mortgage and automotive loans, net	(28)	—	205	—	177
Gain on extinguishment of debt	—	—	7	3	10
Other gain on investments, net	5	—	212	(1)	216
Other income, net of losses	(39)	1	412	(145)	229

Total other revenue	95	1	1,458	(143)	1,411
Total net revenue	53	3	2,121	(191)	1,986
Provision for loan losses	(8)	(1)	689	—	680
Noninterest expense
Compensation and benefits expense	156	3	257	—	416
Insurance losses and loss adjustment expenses	—	—	254	—	254
Other operating expenses	253	(2)	1,395	(150)	1,496

Total noninterest expense	409	1	1,906	(150)	2,166
(Loss) income from continuing operations before income tax (benefit) expense and undistributed (loss) income of subsidiaries	(348)	3	(474)	(41)	(860)
Income tax (benefit) expense from continuing operations	(208)	1	(84)	—	(291)

Net (loss) income from continuing operations	(140)	2	(390)	(41)	(569)

Loss from discontinued operations, net of tax	(174)	—	(24)	—	(198)
Undistributed (loss) income of subsidiaries
Bank subsidiary	(30)	(30)	—	60	—
Nonbank subsidiaries	(423)	8	—	415	—

Net loss	$(767)	$(20)	$(414)	$434	$(767)

ALLY FINANCIAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Nine months ended September 30, 2010 ($ in millions)	Parent	Guarantors	Non-guarantors	Consolidating adjustments	Ally consolidated
Financing revenue and other interest income
Finance receivables and loans
Consumer	$627	$10	$2,770	$—	$3,407
Commercial	20	10	1,331	—	1,361
Notes receivable from General Motors	55	—	80	—	135
Intercompany	421	2	1	(424)	—

Total finance receivables and loans	1,123	22	4,182	(424)	4,903
Loans held-for-sale	74	—	450	—	524
Interest on trading securities	—	—	12	—	12
Interest and dividends on available-for-sale investment securities	—	—	281	(2)	279
Interest and dividends on available-for-sale investment securities – intercompany	115	—	5	(120)	—
Interest-bearing cash	11	—	43	—	54
Operating leases	780	—	2,249	—	3,029

Total financing revenue and other interest income	2,103	22	7,222	(546)	8,801
Interest expense
Interest on deposits	36	—	449	—	485
Interest on short-term borrowings	31	—	291	—	322
Interest on long-term debt	2,806	12	1,477	—	4,295
Interest on intercompany debt	(16)	2	447	(433)	—

Total interest expense	2,857	14	2,664	(433)	5,102
Depreciation expense on operating lease assets	292	—	1,344	—	1,636

Net financing (loss) revenue	(1,046)	8	3,214	(113)	2,063
Dividends from subsidiaries
Bank subsidiary
Nonbank subsidiaries	145	1	—	(146)	—
Other revenue
Servicing fees	347	—	827	(1)	1,173
Servicing asset valuation and hedge activities, net	—	—	(181)	—	(181)

Total servicing income, net	347	—	646	(1)	992
Insurance premiums and service revenue earned	—	—	1,415	—	1,415
Gain on mortgage and automotive loans, net	6	—	857	—	863
Loss on extinguishment of debt	(116)	—	(7)	—	(123)
Other gain on investments, net	(13)	—	353	(1)	339
Other income, net of losses	(53)	1	924	(416)	456

Total other revenue	171	1	4,188	(418)	3,942
Total net revenue	(730)	10	7,402	(677)	6,005
Provision for loan losses	(213)	(1)	589	—	375
Noninterest expense
Compensation and benefits expense	569	8	631	—	1,208
Insurance losses and loss adjustment expenses	—	—	664	—	664
Other operating expenses	483	20	2,754	(452)	2,805

Total noninterest expense	1,052	28	4,049	(452)	4,677
(Loss) income from continuing operations before income tax (benefit) expense and undistributed income of subsidiaries	(1,569)	(17)	2,764	(225)	953
Income tax (benefit) expense from continuing operations	(411)	—	528	—	117

Net (loss) income from continuing operations	(1,158)	(17)	2,236	(225)	836

Income from discontinued operations, net of tax	114	—	46	—	160
Undistributed income of subsidiaries
Bank subsidiary	602	602	—	(1,204)	—
Nonbank subsidiaries	1,438	240	—	(1,678)	—

Net income	$996	$825	$2,282	$(3,107)	$996

ALLY FINANCIAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Nine months ended September 30, 2009 ($ in millions)	Parent	Guarantors	Non-guarantors	Consolidating adjustments	Ally consolidated
Financing revenue and other interest income
Finance receivables and loans
Consumer	$390	$15	$3,127	$—	$3,532
Commercial	201	11	1,047	—	1,259
Notes receivable from General Motors	81	1	62	—	144
Intercompany	641	4	7	(652)	—

Total finance receivables and loans	1,313	31	4,243	(652)	4,935
Loans held-for-sale	190	—	92	—	282
Interest on trading securities	—	—	119	—	119
Interest and dividends on available-for-sale investment securities	—	—	162	—	162
Interest and dividends on available-for-sale investment securities – intercompany	259	—	—	(259)	—
Interest-bearing cash	24	—	64	—	88
Other interest income, net	—	—	56	—	56
Operating leases	2,672	—	1,819	—	4,491

Total financing revenue and other interest income	4,458	31	6,555	(911)	10,133
Interest expense
Interest on deposits	18	—	517	—	535
Interest on short-term borrowings	23	2	439	—	464
Interest on long-term debt	2,959	16	1,917	(207)	4,685
Interest on intercompany debt	(28)	9	510	(491)	—

Total interest expense	2,972	27	3,383	(698)	5,684
Depreciation expense on operating lease assets	1,621	—	1,386	—	3,007

Net financing (loss) revenue	(135)	4	1,786	(213)	1,442
Dividends from subsidiaries
Nonbank subsidiaries	40	—	—	(40)	—
Other revenue
Servicing fees	544	—	632	—	1,176
Servicing asset valuation and hedge activities, net	—	—	(687)	—	(687)

Total servicing income, net	544	—	(55)	—	489
Insurance premiums and service revenue earned	—	—	1,501	—	1,501
Gain on mortgage and automotive loans, net	4	—	662	—	666
Gain (loss) on extinguishment of debt	623	—	1,736	(1,692)	667
Other gain on investments, net	553	—	279	(533)	299
Other income, net of losses	(818)	2	1,182	(460)	(94)

Total other revenue	906	2	5,305	(2,685)	3,528
Total net revenue	811	6	7,091	(2,938)	4,970
Provision for loan losses	(198)	—	2,741	—	2,543
Noninterest expense
Compensation and benefits expense	417	8	745	—	1,170
Insurance losses and loss adjustment expenses	—	—	800	—	800
Other operating expenses	659	(1)	3,384	(465)	3,577

Total noninterest expense	1,076	7	4,929	(465)	5,547
Loss from continuing operations before income tax expense (benefit) and undistributed (loss) income of subsidiaries	(67)	(1)	(579)	(2,473)	(3,120)
Income tax expense (benefit) from continuing operations	921	—	(240)	—	681

Net loss from continuing operations	(988)	(1)	(339)	(2,473)	(3,801)

Loss from discontinued operations, net of tax	(174)	—	(1,370)	—	(1,544)
Undistributed (loss) income of subsidiaries
Bank subsidiary	(358)	(358)	—	716	—
Nonbank subsidiaries	(3,825)	50	—	3,775	—

Net loss	$(5,345)	$(309)	$(1,709)	$2,018	$(5,345)

ALLY FINANCIAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Condensed Consolidating Balance Sheet

September 30, 2010 ($ in millions)	Parent	Guarantors	Non-guarantors	Consolidating adjustments	Ally consolidated
Assets
Cash and cash equivalents
Noninterest-bearing	$1,096	$—	$318	$—	$1,414
Interest-bearing	4,219	10	6,946	—	11,175
Interest-bearing – intercompany	—	—	6	(6)	—

Total cash and cash equivalents	5,315	10	7,270	(6)	12,589
Trading securities	—	—	211	—	211
Investment securities
Available-for-sale	—	—	11,925	—	11,925
Intercompany	12	—	417	(429)	—

Total investment securities	12	—	12,342	(429)	11,925
Loans held-for-sale, net	343	—	12,922	—	13,265
Finance receivables and loans, net of unearned income
Consumer	6,585	205	53,395	—	60,185
Commercial	2,154	147	35,749	—	38,050
Notes receivable from General Motors	—	—	483	—	483
Intercompany loans to
Bank subsidiary	5,000	—	—	(5,000)	—
Nonbank subsidiaries	9,760	34	81	(9,875)	—
Allowance for loan losses	(257)	(2)	(1,795)	—	(2,054)

Total finance receivables and loans, net	23,242	384	87,913	(14,875)	96,664
Investment in operating leases, net	3,817	—	6,396	—	10,213
Intercompany receivables from
Bank subsidiary	5,595	—	—	(5,595)	—
Nonbank subsidiaries	217	—	21	(238)	—
Investment in subsidiaries
Bank subsidiary	9,537	9,537	—	(19,074)	—
Nonbank subsidiaries	20,814	3,243	—	(24,057)	—
Mortgage servicing rights	—	—	2,746	—	2,746
Premiums receivable and other insurance assets	—	—	2,177	(8)	2,169
Other assets	3,434	2	19,865	(1,484)	21,817
Assets of operations held-for-sale	(127)	—	1,719	—	1,592

Total assets	$72,199	$13,176	$153,582	$(65,766)	$173,191

Liabilities
Deposit liabilities
Noninterest-bearing	$—	$—	$2,547	$—	$2,547
Interest-bearing	1,421	—	33,989	—	35,410

Total deposit liabilities	1,421	—	36,536	—	37,957
Debt
Short-term borrowings	2,285	24	3,605	—	5,914
Long-term debt	43,343	278	43,930	(4)	87,547
Intercompany debt to
Nonbank subsidiaries	423	81	14,807	(15,311)	—

Total debt	46,051	383	62,342	(15,315)	93,461
Intercompany payables to
Nonbank subsidiaries	1,361	13	4,464	(5,838)	—
Interest payable	1,090	5	729	—	1,824
Unearned insurance premiums and service revenue	—	—	2,937	—	2,937
Reserves for insurance losses and loss adjustment expenses	—	—	922	—	922
Accrued expenses and other liabilities	1,299	9	14,548	(1,486)	14,370
Liabilities of operations held-for-sale	—	—	743	—	743

Total liabilities	51,222	410	123,221	(22,639)	152,214

Total equity	20,977	12,766	30,361	(43,127)	20,977

Total liabilities and equity	$72,199	$13,176	$153,582	$(65,766)	$173,191

ALLY FINANCIAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

December 31, 2009 ($ in millions)	Parent	Guarantors	Non-guarantors	Consolidating adjustments	Ally consolidated
Assets
Cash and cash equivalents
Noninterest-bearing	$418	$—	$1,422	$—	$1,840
Interest-bearing	339	5	12,604	—	12,948

Total cash and cash equivalents	757	5	14,026	—	14,788
Trading securities	—	—	739	—	739
Investment securities
Available-for-sale	—	—	12,155	—	12,155
Held-to-maturity	—	—	3	—	3
Intercompany	380	—	261	(641)	—

Total investment securities	380	—	12,419	(641)	12,158
Loans held-for-sale, net	1,758	—	18,867	—	20,625
Finance receivables and loans, net of unearned income
Consumer	2,804	251	39,794	—	42,849
Commercial	2,193	273	31,475	—	33,941
Notes receivable from General Motors	—	—	911	—	911
Intercompany loans to
Bank subsidiary	5,139	—	—	(5,139)	—
Nonbank subsidiaries	16,073	83	161	(16,317)	—
Allowance for loan losses	(383)	(3)	(2,059)	—	(2,445)

Total finance receivables and loans, net	25,826	604	70,282	(21,456)	75,256
Investment in operating leases, net	1,479	—	14,516	—	15,995
Intercompany receivables from
Bank subsidiary	1,001	—	—	(1,001)	—
Nonbank subsidiaries	178	—	198	(376)	—
Investment in subsidiaries
Bank subsidiary	7,903	7,903	—	(15,806)	—
Nonbank subsidiaries	26,186	3,059	—	(29,245)	—
Mortgage servicing rights	—	—	3,554	—	3,554
Premiums receivable and other insurance assets	—	—	2,728	(8)	2,720
Other assets	4,443	4	16,795	(1,355)	19,887
Assets of operations held-for-sale	(324)	—	6,908	—	6,584

Total assets	$69,587	$11,575	$161,032	$(69,888)	$172,306

Liabilities
Deposit liabilities
Noninterest-bearing	$—	$—	$1,755	$—	$1,755
Interest-bearing	1,041	—	28,960	—	30,001

Total deposit liabilities	1,041	—	30,715	—	31,756
Debt
Short-term borrowings	1,795	39	8,458	—	10,292
Long-term debt	40,888	406	46,732	(5)	88,021
Intercompany debt to
Nonbank subsidiaries	260	163	21,702	(22,125)	—

Total debt	42,943	608	76,892	(22,130)	98,313
Intercompany payables to
Nonbank subsidiaries	1,385	1	—	(1,386)	—
Interest payable	1,082	12	553	(10)	1,637
Unearned insurance premiums and service revenue	—	—	3,192	—	3,192
Reserves for insurance losses and loss adjustment expenses	—	—	1,215	—	1,215
Accrued expenses and other liabilities	2,297	(7)	9,452	(1,286)	10,456
Liabilities of operations held-for-sale	—	—	4,898	—	4,898

Total liabilities	48,748	614	126,917	(24,812)	151,467

Total equity	20,839	10,961	34,115	(45,076)	20,839

Total liabilities and equity	$69,587	$11,575	$161,032	$(69,888)	$172,306

ALLY FINANCIAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Condensed Consolidating Statement of Cash Flows

Nine months ended September 30, 2010 ($ in millions)	Parent	Guarantors	Non-guarantors	Consolidating adjustments	Ally consolidated
Operating activities
Net cash provided by operating activities	$3,661	$22	$8,004	$(147)	$11,540
Investing activities
Purchases of available-for-sale securities	—	—	(15,902)	—	(15,902)
Proceeds from sales of available-for-sale securities	41	—	13,380	(41)	13,380
Proceeds from maturities of available-for-sale securities	—	—	3,646	—	3,646
Net decrease (increase) in investment securities – intercompany	309	—	(156)	(153)	—
Net (increase) decrease in finance receivables and loans	(3,934)	171	(8,660)	—	(12,423)
Proceeds from sales of finance receivables and loans	5	—	2,549	—	2,554
Change in notes receivable from GM	—	—	1	—	1
Net decrease in loans – intercompany	6,087	49	81	(6,217)	—
Net (increase) decrease in operating lease assets	(2,575)	—	6,889	—	4,314
Purchases of mortgage servicing rights, net	—	—	(45)	—	(45)
Capital contributions to subsidiaries	(737)	(612)	—	1,349	—
Returns of contributed capital	518	—	—	(518)	—
Sale of business unit, net	59	—	(390)	—	(331)
Other, net	144	—	1,059	—	1,203

Net cash (used in) provided by investing activities	(83)	(392)	2,452	(5,580)	(3,603)
Financing activities
Net change in short-term debt – third party	501	(15)	(5,342)	—	(4,856)
Net increase in bank deposits	—	—	4,776	—	4,776
Proceeds from issuance of long-term debt – third party	5,043	152	26,999	41	32,235
Repayments of long-term debt – third party	(4,245)	(280)	(39,302)	—	(43,827)
Net change in debt – intercompany	163	(82)	(6,445)	6,364	—
Dividends paid – third party	(862)	—	—	—	(862)
Dividends paid and returns of contributed capital – intercompany	—	—	(665)	665	—
Capital contributions from parent	—	600	749	(1,349)	—
Other, net	380	—	875	—	1,255

Net cash provided by (used in) financing activities	980	375	(18,355)	5,721	(11,279)
Effect of exchange-rate changes on cash and cash equivalents	—	—	501	—	501

Net increase (decrease) in cash and cash equivalents	4,558	5	(7,398)	(6)	(2,841)
Adjustment for change in cash and cash equivalents of operations held-for-sale	—	—	642	—	642
Cash and cash equivalents at beginning of year	757	5	14,026	—	14,788

Cash and cash equivalents at September 30	$5,315	$10	$7,270	$(6)	$12,589

ALLY FINANCIAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Nine months ended September 30, 2009 ($ in millions)	Parent	Guarantors	Non-guarantors	Consolidating adjustments	Ally consolidated
Operating activities
Net cash provided by operating activities	$1,427	$21	$544	$(40)	$1,952
Investing activities
Purchases of available-for-sale securities	(118)	—	(17,288)	118	(17,288)
Proceeds from sales of available-for-sale securities	89	—	6,669	(89)	6,669
Proceeds from maturities of available-for-sale securities	—	—	3,282	—	3,282
Net decrease (increase) in investment securities – intercompany	2	—	(63)	61	—
Net (increase) decrease in finance receivables and loans	(2,379)	165	12,027	—	9,813
Proceeds from sales of finance receivables and loans	446	—	11	—	457
Change in notes receivable from GM	—	—	751	—	751
Net decrease (increase) in loans – intercompany	1,118	161	(218)	(1,061)	—
Net (increase) decrease in operating lease assets	(1,671)	—	6,100	—	4,429
Purchases of mortgage servicing rights, net	—	—	7	—	7
Capital contributions to subsidiaries	(4,765)	(3,900)	—	8,665	—
Returns of contributed capital	616	—	—	(616)	—
Sale of business unit, net	—	—	96	—	96
Other, net	262	—	223	—	485

Net cash (used in) provided by investing activities	(6,400)	(3,574)	11,597	7,078	8,701
Financing activities
Net change in short-term debt – third party	(36)	(87)	(796)	—	(919)
Net increase in bank deposits	—	—	12,627	(4,495)	8,132
Proceeds from issuance of long-term debt – third party	4,397	54	19,311	89	23,851
Repayments of long-term debt	(8,058)	(46)	(42,778)	(118)	(51,000)
Net change in debt – intercompany	(47)	(278)	(692)	1,017	—
Proceeds from issuance of common members' interests	1,247	—	—	—	1,247
Proceeds from issuance of preferred stock held by U.S. Department of Treasury	7,500	—	—	—	7,500
Dividends paid – third party	(1,082)	—	—	—	(1,082)
Dividends paid and returns of contributed capital – intercompany	—	—	(656)	656	—
Capital contributions from parent	—	3,900	4,765	(8,665)	—
Other, net	496	—	786	—	1,282

Net cash provided by (used in) financing activities	4,417	3,543	(7,433)	(11,516)	(10,989)
Effect of exchange-rate changes on cash and cash equivalents	—	—	(28)	—	(28)

Net (decrease) increase in cash and cash equivalents	(556)	(10)	4,680	(4,478)	(364)
Cash and cash equivalents reclassified to assets held-for-sale	—	—	(562)	—	(562)
Cash and cash equivalents at beginning of year	5,643	12	9,513	(17)	15,151

Cash and cash equivalents at September 30	$5,087	$2	$13,631	$(4,495)	$14,225

23.	Contingencies and Other Risks

Temporary Suspension of Mortgage Foreclosure Sales and Evictions

On September 17, 2010, GMAC Mortgage, LLC (GMACM), an indirect wholly owned subsidiary of Ally Financial Inc., temporarily suspended mortgage foreclosure home sales and evictions and postponed hearings on motions for judgment in certain states. This decision was made after a procedural issue was detected in the execution of certain affidavits used in connection with judicial foreclosures in some but not all states. The issue relates to whether persons signing the affidavits had

ALLY FINANCIAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

appropriately verified the information in them and whether they were signed in the immediate physical presence of a notary. In response to this and to enhance existing processes, GMACM has recently implemented supplemental procedures that are used in all new foreclosure cases to seek to ensure that affidavits are prepared in compliance with applicable law. GMACM is also reviewing all foreclosure files in all states prior to going to foreclosure sale. After each foreclosure case is reviewed and it is determined that moving forward is appropriate, GMACM will proceed with the foreclosure process to completion using existing or substitute affidavits where applicable or required.

Our review related to this matter is ongoing, and we cannot predict the ultimate impact of any deficiencies that have been or may be identified in our historical foreclosure processes. However, thus far we have not found any evidence of unwarranted foreclosures. There are potential risks related to these matters, which may extend beyond potential liability on individual foreclosure actions. Specific risks could include, for example, claims and litigation related to foreclosure file remediation and resubmission; claims from investors that hold securities that become adversely impacted by continued delays in the foreclosure process; actions by courts, state attorneys general or regulators to delay further the foreclosure process after submission of corrected affidavits; regulatory fines and sanctions; and reputational risks. While there are risks and uncertainties as a result of these matters, based on information currently available we do not believe that there is a probable and estimable unasserted claim or loss contingency that should be recorded as of September 30, 2010. Based on all available information, an estimate of future possible loss or range of loss cannot be made at this time.

Loan Repurchases and Obligations Related to Loan Sales

Our Mortgage operations sell loans through agency sales to the GSEs, private label securitizations, and whole-loan purchasers. In connection with these activities we provide to the GSEs, investors, whole-loan purchasers, and financial guarantors (monolines) various representations and warranties related to the loans sold. These representations and warranties generally relate to, among other things, the ownership of the loan, the validity of the lien securing the loan, the loan’s compliance with the criteria for inclusion in the transaction, including compliance with underwriting standards or loan criteria established by the buyer, ability to deliver required documentation and compliance with applicable laws. Generally, the representations and warranties described above may be enforced at any time over the life of the loan. ResCap assumes all of the customary representation and warranty obligations for loans purchased from Ally Bank and subsequently sold into the secondary market. In the event ResCap fails to meet these obligations, Ally Financial Inc. has provided a guarantee to Ally Bank that covers it from liability.

Upon a breach of a representation, we correct the breach in a manner conforming to the provisions of the sale agreement. This may require us either to repurchase the loan or to indemnify (make-whole) a party for incurred losses or provide other recourse to a GSE or investor. Repurchase demands and claims for indemnification payments are reviewed on a loan-by-loan basis to validate if there has been a breach requiring repurchase or a make-whole payment. We actively contest claims to the extent we do not consider them valid. In cases where we repurchase loans, we bear the subsequent credit loss on the loans. Repurchased loans are classified as held-for-sale and initially recorded at fair value. We seek to manage the risk of repurchase and associated credit exposure through our underwriting and quality assurance practices and by servicing mortgage loans to meet investor standards.

The reserve for representation and warranty obligations reflects management’s best estimate of probable lifetime loss. We consider historic and recent demand trends in establishing the reserve. The methodology used to estimate the reserve considers a variety of assumptions including borrower performance (both actual and estimated future defaults), repurchase demand behavior, historic loan defect experience, historic and estimated future loss experience, which includes projections of future home price changes as well as other qualitative factors including investor behavior. In cases where we do not have current or historical demand experience with an investor, because of the inherent difficulty in predicting the level and timing of future demands, if any, losses cannot be reasonably estimated and a liability is not recognized. Management monitors the adequacy of the overall reserve and makes adjustments to the level of reserve, as necessary, after consideration of other qualitative factors including ongoing dialogue with counterparties.

At the time a loan is sold, an estimate of the liability is recorded and classified in accrued expenses and other liabilities on our Condensed Consolidated Balance Sheet, and recorded as a component of gain (loss) on mortgage and automotive loans, net, in our Condensed Consolidated Statement of Income. We recognize changes in the reserve throughout the life of the loans, as necessary, when additional relevant information becomes available. Changes in the liability are recorded as other operating expenses in our Condensed Consolidated Statement of Income.

ALLY FINANCIAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following tables summarize the changes in our reserve for representation and warranty obligations.

Three months ended September 30, ($ in millions)	2010	2009
Balance at July 1,	$855	$463
Provision for mortgage representation and warranty expenses
Loan sales	8	—
Change in estimate – continuing operations	344	504
Change in estimate – discontinued operations	—	13

Total additions	352	517
Realized losses (a)	(84)	(101)
Recoveries	5	4

Balance at September 30,	$1,128	$883

(a)	Includes principal losses and accrued interest on repurchased loans, make-whole payments, and settlements with claimants.

Nine months ended September 30, ($ in millions)	2010	2009
Balance at January 1,	$1,263	$231
Provision for mortgage representation and warranty expenses
Loan sales	31	—
Change in estimate – continuing operations	490	910
Change in estimate – discontinued operations	—	10

Total additions	521	920
Realized losses (a)	(668)	(274)
Recoveries	12	6

Balance at September 30,	$1,128	$883

(a)	Includes principal losses and accrued interest on repurchased loans, make-whole payments, and settlements with claimants.

In March 2010, our subsidiaries, GMACM and Residential Funding Company, LLC, entered into an agreement with Freddie Mac under which we made a one-time payment to Freddie Mac for the release of repurchase obligations relating to mortgage loans sold to Freddie Mac prior to January 1, 2009. The release does not affect any of our potential repurchase obligations related to mortgage loans sold to Freddie Mac after January 1, 2009. Amounts paid by us in connection with the agreement were consistent with previously established related reserves. This agreement does not release any of our obligations with respect to loans where our subsidiary, Ally Bank, is the owner of the servicing.

24.	Subsequent Events

Declaration of Quarterly Dividend Payments

On October 1, 2010, the Ally Board of Directors declared quarterly dividend payments on certain outstanding preferred stock. This included a cash dividend of $1.125 per share, or a total of $257 million, on Fixed Rate Cumulative Mandatorily Convertible Preferred Stock, Series F-2, and a cash dividend of approximately $17.31 per share, or a total of approximately $45 million, on Fixed Rate Cumulative Perpetual Preferred Stock, Series G. The dividends are payable on November 15, 2010.

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

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2010	2009	2010	2009
Financial statement data
Total financing revenue and other interest income	$2,782	$3,217	$8,801	$10,133
Interest expense	1,733	1,748	5,102	5,684
Depreciation expense on operating lease assets	454	894	1,636	3,007

Net financing revenue	595	575	2,063	1,442
Total other revenue	1,456	1,411	3,942	3,528

Total net revenue	2,051	1,986	6,005	4,970
Provision for loan losses	9	680	375	2,543
Total noninterest expense	1,716	2,166	4,677	5,547

Income (loss) from continuing operations before income tax expense (benefit)	326	(860)	953	(3,120)
Income tax expense (benefit) from continuing operations (a)	48	(291)	117	681

Net income (loss) from continuing operations	278	(569)	836	(3,801)

(Loss) income from discontinued operations, net of tax	(9)	(198)	160	(1,544)

Net income (loss)	$269	$(767)	$996	$(5,345)

Total assets	$173,191	$178,254	$173,191	$178,254
Total debt	$93,461	$102,040	$93,461	$102,040
Total equity	$20,977	$24,941	$20,977	$24,941
Financial ratios (b)
Return on assets
Net income (loss) from continuing operations	0.61%	(1.28)%	0.62%	(2.81)%
Net income (loss)	0.59%	(1.73)%	0.74%	(3.96)%
Return on equity
Net income (loss) from continuing operations	5.34%	(8.87)%	5.38%	(20.72)%
Net income (loss)	5.17%	(11.96)%	6.41%	(29.14)%
Equity to assets ratio	11.43%	14.46%	11.55%	13.58%
Regulatory capital ratios
Tier 1 capital	15.36%	14.41%	15.36%	14.41%
Total risk-based capital	16.81%	15.82%	16.81%	15.82%
Tier 1 leverage	12.46%	13.50%	12.46%	13.50%
Tier 1 common	5.34%	6.06%	5.34%	6.06%

(a)	Effective June 30, 2009, we converted into a corporation and, as a result, became subject to corporate U.S. federal, state, and local taxes beginning in the third quarter of 2009. Refer to Note 17 to the Condensed Consolidated Financial Statements for additional information regarding our change in tax status.
(b)	The 2010 ratios were computed based on average assets and average equity using a combination of monthly and daily average methodologies.

Overview

Ally is one of the world’s largest automotive financial services companies with approximately $173.2 billion of assets at September 30, 2010. Founded in 1919 as a wholly owned subsidiary of General Motors Corporation (currently General Motors Company or GM), Ally is the official preferred source of financing for GM, Chrysler, Saab, Suzuki, Fiat, and Thor Industries vehicles and offers a full suite of automotive financing products and services in key markets around the world. Our other business units include mortgage operations and commercial finance, and our subsidiary, Ally Bank, which offers online retail banking products. Ally also operates as a bank holding company. On December 24, 2008, we became a bank holding company under the Bank Holding Company Act of 1956, as amended.

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

Primary Lines of Business

Global Automotive Services and Mortgage operations are our primary lines of business. The following table summarizes the operating results excluding discontinued operations of each line of business for the three months and nine months ended September 30, 2010 and 2009. Operating results for each of the lines of business are more fully described in the MD&A sections that follow.

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2010	2009	Favorable/ (unfavorable) % change	2010	2009	Favorable/ (unfavorable) % change
Total net revenue (loss)
Global Automotive Services
North American Automotive Finance operations	$961	$862	11	$3,152	$2,901	9
International Automotive Finance operations	253	276	(8)	788	767	3
Insurance operations	567	607	(7)	1,761	1,703	3
Mortgage operations	805	580	39	2,041	821	149
Corporate and Other	(535)	(339)	(58)	(1,737)	(1,222)	(42)

Total	$2,051	$1,986	3	$6,005	$4,970	21

Income (loss) from continuing operations before income tax expense (benefit)
Global Automotive Services
North American Automotive Finance operations	$568	$272	109	$1,851	$1,384	34
International Automotive Finance operations	74	31	139	221	24	n/m
Insurance operations	114	109	5	405	244	66
Mortgage operations	154	(652)	124	540	(2,914)	119
Corporate and Other	(584)	(620)	6	(2,064)	(1,858)	(11)

Total	$326	$(860)	138	$953	$(3,120)	131

Net income (loss) from continuing operations
Global Automotive Services
North American Automotive Finance operations	$407	$299	36	$1,257	$395	n/m
International Automotive Finance operations	65	3	n/m	221	(142)	n/m
Insurance operations	97	50	94	305	151	102
Mortgage operations	149	(501)	130	529	(2,493)	121
Corporate and Other	(440)	(420)	(5)	(1,476)	(1,712)	14

Total	$278	$(569)	149	$836	$(3,801)	122

n/m = not meaningful

•

Our Global Automotive Services offer a wide range of financial services and products to retail automotive consumers, automotive dealerships, and other commercial businesses. Our Global Automotive Services consist of three separate reportable segments — North American Automotive Finance operations, International Automotive Finance operations, and Insurance operations. Our North American Automotive Finance operations include the automotive activities of Ally Bank and ResMor Trust. The products and services offered by our automotive finance services include the purchase of retail installment sales contracts and leases, offering of term loans to dealers, financing of dealer floorplans and other lines of credit to dealers, fleet leasing, and vehicle remarketing services. In addition, our automotive finance services utilize bank deposit funding at Ally Bank, asset securitizations, whole-loan sales through our forward flow agreements, and debt issuances, to the extent available, as components of our diversified funding strategy.

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

We have significantly streamlined our international presence to focus on strategic operations. Our International Automotive Finance operations will focus the majority of originations in five core international markets: Germany, the United Kingdom, Brazil, Mexico, and China through our joint venture.

On September 30, 2010, we announced that we were selected to be the preferred financing provider for Fiat vehicles in the United States. We will offer retail financing, leasing, wholesale financing, working capital and facility loans, and remarketing services to the new Fiat dealer network. In October 2010, Chrysler LLC began announcing dealers that secured a Fiat franchise in the United States.

On August 6, 2010, we entered into an agreement with Chrysler LLC (Chrysler) to provide automotive financing products and services to Chrysler dealers and customers. The agreement replaced and superseded the legally binding term sheet that we entered into with Chrysler on April 30, 2009, which contemplated this definitive agreement. We are Chrysler’s preferred provider of new wholesale financing for dealer inventory in the United States, Canada, Mexico, and other international markets upon the mutual agreement of the parties. We provide dealer financing and services and retail financing to Chrysler dealers and customers as we deem appropriate according to our credit policies and in our sole discretion. Chrysler is obligated to provide us with certain exclusivity privileges including the use of Ally for designated minimum threshold percentages of certain of Chrysler’s retail financing subvention programs. The agreement extends through April 30, 2013, with automatic one-year renewals unless either we or Chrysler provides sufficient notice of nonrenewal. The agreement is filed as Exhibit 10.1 to this Form 10-Q.

On July 13, 2010, we announced our intention to rebrand the GMAC consumer and dealer-related automotive finance operations in the United States, Canada, and Mexico and begin using the Ally name during the month of August 2010. The Ally brand will be used for automotive financing activities to support the following manufacturers: General Motors, Chrysler, Saab, Thor Industries, and Fiat United States and Mexico. Our automotive finance operations outside of these three countries will continue to operate under the GMAC brand as options for further use of the Ally brand are evaluated.

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

•

Our Mortgage operations engage in the origination, purchase, servicing, sale, and securitization of consumer (i.e., residential) mortgage loans and mortgage-related products. Mortgage operations include the Residential Capital, LLC (ResCap) legal entity, the mortgage operations of Ally Bank, and the Canadian mortgage operations of ResMor Trust. In response to market conditions, our Mortgage operations substantially eliminated production of loans that do not conform to the underwriting guidelines of the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac), and the Government National Mortgage Association (Ginnie Mae) (collectively, the Government Sponsored Enterprises (GSEs)) in the United States.

•

Corporate and Other consist of our Commercial Finance Group, certain equity investments, other corporate activities, the residual impacts of our corporate funds transfer pricing (FTP) and treasury asset liability management (ALM) activities, and reclassifications and eliminations between the reportable operating segments.

Consolidated Results of Operations

The following table summarizes our consolidated operating results excluding discontinued operations for the periods shown.

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2010	2009	Favorable/ (unfavorable) % change	2010	2009	Favorable/ (unfavorable) % change
Net financing revenue
Total financing revenue and other interest income	$2,782	$3,217	(14)	$8,801	$10,133	(13)
Interest expense	1,733	1,748	1	5,102	5,684	10
Depreciation expense on operating lease assets	454	894	49	1,636	3,007	46

Net financing revenue	595	575	3	2,063	1,442	43
Other revenue
Net servicing income	377	269	40	992	489	103
Insurance premiums and service revenue earned	470	510	(8)	1,415	1,501	(6)
Gain on mortgage and automotive loans, net	326	177	84	863	666	30
(Loss) gain on extinguishment of debt	(2)	10	(120)	(123)	667	(118)
Other gain on investments, net	104	216	(52)	339	299	13
Other income, net of losses	181	229	(21)	456	(94)	n/m

Total other revenue	1,456	1,411	3	3,942	3,528	12
Total net revenue	2,051	1,986	3	6,005	4,970	21
Provision for loan losses	9	680	99	375	2,543	85
Noninterest expense
Insurance losses and loss adjustment expenses	229	254	10	664	800	17
Other operating expenses	1,487	1,912	22	4,013	4,747	15

Total noninterest expense	1,716	2,166	21	4,677	5,547	16
Income (loss) from continuing operations before income tax expense (benefit)	326	(860)	138	953	(3,120)	131
Income tax expense (benefit) from continuing operations	48	(291)	(116)	117	681	83

Net income (loss) from continuing operations	$278	$(569)	149	$836	$(3,801)	122

n/m = not meaningful

We earned net income from continuing operations of $278 million for the three months ended September 30, 2010, compared to a net loss of $569 million for the three months ended September 30, 2009, and net income of $836 million for the nine months ended September 30, 2010, compared to a net loss of $3.8 billion for the nine months ended September 30, 2009. Continuing operations for the three months and nine months ended September 30, 2010, were favorably impacted by the stabilization of our consumer and commercial portfolios, which resulted in significant decreases in our provision for loan losses and our continued focus on cost reduction resulted in lower operating expenses. The nine months ended September 30, 2010, were also favorably impacted by an increase in net servicing income and the absence of impairments on equity investments, lot option projects, model homes, and foreclosed real estate. Lastly, income tax expense decreased for the nine months ended September 30, 2010, relative to the prior year as a result of the initial tax expense adjustment associated with the recording of deferred tax liabilities related to our conversion from a limited liability company to a corporation in 2009.

Total financing revenue and other interest income decreased by 14% and 13% for the three months and nine months ended September 30, 2010, respectively, compared to the same periods in 2009. Our International Automotive Finance operations experienced lower consumer and commercial asset levels due to lower dealer inventory levels and the runoff of wind-down portfolios. Declines in asset levels at our Mortgage operations resulted from asset sales and portfolio runoff. Operating lease revenue (along with the related depreciation expense) at our Global Automotive Services decreased as a result of a net decline in the size of our operating lease portfolio due to our decision in late 2008 to significantly curtail leasing. The decreases were partially offset by lease portfolio remarketing gains due to strong used vehicle prices and increases in consumer and commercial financing revenue related to the addition of non-GM automotive financing business.

Interest expense decreased $15 million and $582 million in the three months and nine months ended September 30, 2010, respectively, compared to the same periods in 2009. Interest expense decreased as a result of a change in our funding mix with an increased amount of funding coming from deposit liabilities and lower asset levels.

Net servicing income was $377 million and $992 million for the three months and nine months ended September 30, 2010, respectively, compared to $269 million and $489 million for the same periods in 2009. The increase for the three months and nine months ended was primarily due to movement of the hedges mitigating the decline in the mortgage servicing asset.

Insurance premiums and service revenue earned decreased 8% and 6% for the three months and nine months ended September 30, 2010, respectively, compared to the same periods in 2009. The decreases were primarily driven by lower earnings from our U.S. extended service contracts due to a decrease in domestic written premiums related to lower vehicle sales volume during the period 2007 to 2009. The decrease for the nine months ended September 30, 2010, was partially offset by increased volume in our international operations.

Gain on mortgage and automotive loans increased 84% and 30% for the three months and nine months ended September 30, 2010, respectively, compared to the same periods in 2009. The increases during both periods were related to unfavorable valuation adjustments taken during 2009 on our held-for-sale automotive loan portfolios, gains on mortgage whole-loan sales in 2010, compared to no whole-loan sales in 2009, higher gains on mortgage loan resolutions in 2010, and gains due to higher commitment volume. Additionally, the nine months ended September 30, 2010, were favorably impacted by higher levels of retail automotive whole-loan sales. These increases were partially offset by higher gains on the sale of wholesale automotive financing receivables during 2009 compared to no gains in 2010 as there were no off-balance sheet wholesale funding transactions.

We incurred a loss on extinguishment of debt of $2 million and $123 million for the three months and nine months ended September 30, 2010, respectively, compared to gains of $10 million and $667 million for the three months and nine months ended September 30, 2009, respectively. The activity in all periods related to the extinguishment of certain Ally debt, which for the nine months ended September 30, 2010, included $101 million of accelerated amortization of original issue discount.

Other gain on investments was $104 million and $339 million for the three months and nine months ended September 30, 2010, respectively, compared to $216 million and $299 million for the three months and nine months ended September 30, 2009, respectively. The three months and nine months ended September 30, 2010, decreased due to the elimination of mark-to-market accounting on retained interests effective January 1, 2010, as those off-balance sheet assets have been brought on-balance sheet in 2010. The increase during the nine months ended September 30, 2010, was primarily related to higher realized investment gains driven by market repositioning and the sale of our tax-exempt securities portfolio. During the nine months ended September 30, 2009, we recognized other-than-temporary impairments of $47 million.

Other income, net of losses, decreased $48 million and increased $550 million for the three months and nine months ended September 30, 2010, respectively, compared to the same periods in 2009. The decrease for the three months ended September 30, 2010, was primarily due to net derivative activity. Both periods in 2010 were favorably impacted by the absence of loan origination income deferral in 2010 due to the fair value option election for our held-for-sale loans during the fourth quarter of 2009. Additionally, the nine months ended September 30, 2010, increased due to significant impairments recognized in 2009. In 2009, we recorded impairments on equity investments, lot option projects, and model homes and an $87 million fair value impairment upon the transfer of our resort finance portfolio from held-for-sale to held-for-investment. Also in 2010, we recognized gains on the sale of foreclosed real estate compared to losses and impairments in 2009.

The provision for loan losses was $9 million and $375 million for the three months and nine months ended September 30, 2010, respectively, compared to $680 million and $2.5 billion for the same periods in 2009. The provision for both periods in 2010 was favorably impacted by the improved asset mix as a result of the strategic actions taken during the fourth quarter of 2009 to write-down and reclassify certain legacy mortgage loans from held-for-investment to held-for-sale. Additionally, the higher provision for loan losses in 2009 was impacted by significant specific reserve increases in the resort finance portfolio while 2010 benefited from the recognition of a $69 million recovery through provision upon the sale of this portfolio in September 2010.

Insurance losses and loss adjustment expenses decreased 10% and 17% for the three months and nine months ended September 30, 2010, respectively, compared to the same periods in 2009. The decreases were primarily driven by lower loss experience within our Mortgage operation’s captive reinsurance portfolio.

Other operating expenses decreased 22% and 15% for the three months and nine months ended September 30, 2010, respectively, compared to the same periods in 2009, reflecting our continued expense reduction efforts. The improvements were primarily due to lower mortgage representation and warranty expenses of $163 million and $427 million, reduced professional service expenses of $40 million and $126 million, lower full-service leasing vehicle maintenance costs of $21 million and $49 million, lower insurance commissions of $20 million and $37 million, and lower technology and communications expense of $15 million and $44 million for the three and nine months ended September 30, 2010, respectively. The favorable impacts during the nine months ended September 30, 2010, were partially offset by increased restructuring expenses of $52 million primarily related to a corporate-wide cost savings initiative.

We recognized consolidated income tax expense from continuing operations of $48 million and $117 million for the three months and nine months ended September 30, 2010, respectively, compared to an income tax benefit of $291 million and income tax expense of $681 million for the same periods in 2009. During 2010, income tax expense primarily included foreign taxes on our foreign subsidiary income as the tax on the current year earnings of our U.S. operations was offset fully by a corresponding valuation allowance reduction. During 2009, we recorded tax benefits on pretax losses for the three months ended September 30, 2009, and higher tax expense during the nine months ended September 30, 2009, related to the establishment of deferred tax liabilities related to our conversion from a limited liability company to a corporation effective June 30, 2009. Refer to Note 17 to the Condensed Consolidated Financial Statements for additional information regarding our change in tax status.

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

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2010	2009	Favorable/ (unfavorable) % change	2010	2009	Favorable/ (unfavorable) % change
Net financing revenue
Consumer	$604	$447	35	$1,710	$1,408	21
Commercial	353	281	26	1,039	802	30
Loans held-for-sale	14	82	(83)	112	204	(45)
Operating leases	810	1,309	(38)	2,863	4,260	(33)
Interest and dividend income	29	63	(54)	124	200	(38)

Total financing revenue and other interest income	1,810	2,182	(17)	5,848	6,874	(15)
Interest expense	563	556	(1)	1,706	1,701	—
Depreciation expense on operating lease assets	430	842	49	1,523	2,799	46

Net financing revenue	817	784	4	2,619	2,374	10
Other revenue
Servicing fees	60	57	5	175	182	(4)
Gain (loss) on automotive loans, net	23	(13)	n/m	202	138	46
Other income	61	34	79	156	207	(25)

Total other revenue	144	78	85	533	527	1
Total net revenue	961	862	11	3,152	2,901	9
Provision for loan losses	60	123	51	267	272	2
Noninterest expense	333	467	29	1,034	1,245	17

Income before income tax expense (benefit)	568	272	109	1,851	1,384	34
Income tax expense (benefit)	161	(27)	n/m	594	989	40

Net income	$407	$299	36	$1,257	$395	n/m

Total assets	$77,295	$67,070	15	$77,295	$67,070	15

n/m = not meaningful

Our North American Automotive Finance operations earned net income of $407 million and $1.3 billion for the three months and nine months ended September 30, 2010, respectively, compared to $299 million and $395 million for the three months and nine months ended September 30, 2009, respectively. Results for the three months and nine months ended September 30, 2010, were favorably impacted by increased loan origination volume related to improved economic conditions, the growth of our non-GM consumer and commercial automotive financing business, and favorable remarketing results, which reflected continued strength in the used vehicle market and higher remarketing volumes. Additionally, during the nine months ended September 30, 2010, income tax expense decreased primarily related to our conversion from a limited liability company to a corporation effective June 30, 2009.

Total financing revenue and other interest income decreased 17% and 15% for the three months and nine months ended September 30, 2010, respectively, compared to the same periods in 2009. The decreases were primarily related to a decline in operating lease revenue. Operating lease revenue (along with the related depreciation expense) decreased in both periods primarily due to a decline in the size of our operating lease portfolio resulting from our decision in late 2008 to significantly curtail leasing. This decision was based on credit market dislocation and the significant decline in used vehicle prices that resulted in increasing residual losses during 2008 and an impairment of our lease portfolio. During the latter half of 2009, we re-entered the leasing market with more targeted lease product offerings. As a result, runoff of the legacy portfolio exceeded new origination volume. The decreases in operating lease revenue were largely offset by associated declines in depreciation expense, which were also favorably impacted by remarketing gains as a result of continued strength in the used vehicle market and higher remarketing volume. Consumer financing revenue (combined with interest income on consumer loans held-for-sale) increased 17% and 13% during the three months and nine months ended September 30, 2010, respectively, due to an increase in consumer asset levels primarily related to the consolidation of consumer loans that were previously classified as off-balance sheet securitization transactions. Refer to Note 20 to the Condensed Consolidated Financial Statements for further information regarding the consolidation of these assets. Additionally, consumer loan origination volume increased during both periods as a result of improved economic conditions and increased volume from non-GM channels. The increases were partially offset by a change in the consumer asset mix related to the runoff of the higher yielding Nuvell nonprime automotive financing portfolio. Commercial revenue increased 26% and 30%, compared to the three months and nine months ended September 30, 2009, respectively, primarily due to increases in the commercial loan balance driven by the growth of non-GM wholesale floorplan business and the recognition of all wholesale funding transactions as on-balance sheet in 2010, compared to certain transactions that were off-balance sheet in 2009. Interest and dividend income decreased 54% and 38% for the three months and nine months ended September 30, 2010, respectively, primarily due to a change in funding mix including lower levels of off-balance sheet securitizations.

Net gain on automotive loans was $23 million and $202 million for the three and nine months ended September 30, 2010, respectively, compared to a net loss of $13 million and a net gain of $138 million for the same periods in 2009. The increases during both periods were related to unfavorable valuation adjustments taken during 2009 on the held-for-sale portfolio. Additionally, the nine months ended September 30, 2010, was favorably impacted by higher levels of retail whole-loan sales. These increases were partially offset by higher gains on the sale of wholesale receivables during 2009 as there were no off-balance sheet wholesale funding transactions during 2010.

Other income increased 79% and decreased 25% for the three months and nine months ended September 30, 2010, respectively, compared to the same periods in 2009. The increase during the three-month period ended was primarily due to favorable swap mark-to-market activity related to the held-for-sale loan portfolio. The decrease during the nine-month period ended was primarily due to favorable foreign currency movements in 2009 and unfavorable swap mark-to-market activity related to the held-for-sale loan portfolio in 2010.

The provision for loan losses was $60 million and $267 million for the three months and nine months ended September 30, 2010, respectively, compared to $123 million and $272 million for the same periods in 2009. The decreases for the three months and nine month ended September 30, 2010, were primarily due to the continued runoff of our Nuvell portfolio and improved loss performance in the consumer loan portfolio reflecting improved pricing in the used vehicle market and higher credit quality of 2010 originations.

Noninterest expense decreased 29% and 17% for the three months and nine months ended September 30, 2010, respectively, compared to the same periods in 2009. The decreases were due primarily to lower non-income tax expense, lower compensation and benefits expense due primarily to lower employee headcount resulting from restructuring activities, and unfavorable foreign currency movements during the three months and nine months ended September 30, 2009.

Our North American Automotive Finance operations incurred income tax expense of $161 million and $594 million for the three months and nine months ended September 30, 2010, respectively, compared to an income tax benefit of $27 million and income tax expense of $989 million for the three months and nine months ended September 30, 2009, respectively. The increase during the three months ended September 30, 2010, was primarily due to higher pretax income. Additionally, during the three months ended September 30, 2009, we recorded favorable adjustments related to our conversion to a corporation, which did not recur in 2010. The decrease in tax expense during the nine months ended September 30, 2010, was primarily related to the establishment of deferred tax liabilities related to our conversion from a limited liability company to a corporation effective June 30, 2009. Refer to Note 17 to the Condensed Consolidated Financial Statements for additional information regarding our change in tax status.

During 2007, the Company recorded a noncash charge of $89 million to establish an accounting valuation allowance against deferred tax assets of a Canadian subsidiary. The valuation allowance was recorded based on the subsidiary’s losses before income taxes in 2007 and prior. Since that time, earnings performance in our Canadian subsidiary has improved and, if current earnings performance continues to remain favorable, it is reasonably possible that we will reverse this valuation allowance.

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

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2010	2009	Favorable/ (unfavorable) % change	2010	2009	Favorable/ (unfavorable) % change
Net financing revenue
Consumer	$267	$337	(21)	$818	$1,027	(20)
Commercial	93	115	(19)	286	375	(24)
Loans held-for-sale	3	1	n/m	12	1	n/m
Operating leases	44	76	(42)	162	230	(30)
Interest and dividend income	27	17	59	43	47	(9)

Total financing revenue and other interest income	434	546	(21)	1,321	1,680	(21)
Interest expense	234	298	21	677	948	29
Depreciation expense on operating lease assets	24	51	53	112	207	46

Net financing revenue	176	197	(11)	532	525	1
Other revenue
Gain (loss) on automotive loans, net	5	(20)	125	15	(22)	168
Other income	72	99	(27)	241	264	(9)

Total other revenue	77	79	(3)	256	242	6
Total net revenue	253	276	(8)	788	767	3
Provision for loan losses	(5)	32	116	29	141	79
Noninterest expense	184	213	14	538	602	11

Income from continuing operations before income tax expense	74	31	139	221	24	n/m
Income tax expense from continuing operations	9	28	68	—	166	100

Net income (loss) from continuing operations	$65	$3	n/m	$221	$(142)	n/m

Total assets	$17,500	$24,118	(27)	$17,500	$24,118	(27)

n/m = not meaningful

Our International Automotive Finance operations earned net income from continuing operations of $65 million and $221 million during the three months and nine months ended September 30, 2010, respectively, compared to net income from continuing operations of $3 million and a net loss from continuing operations of $142 million during the three months and nine months ended September 30, 2009, respectively. Results for the three months and nine months ended September 30, 2010, were favorably impacted by lower provision for loan losses due to improved credit performance and the sale or liquidation of wind-down operations in certain countries. Additionally, the nine months ended September 30, 2010, were favorably impacted by lower income tax expense due to our conversion from a limited liability company to a corporation effective June 30, 2009.

Total financing revenue and other interest income decreased 21% for both the three months and nine months ended September 30, 2010, respectively, compared to the same periods in 2009. The decreases were primarily due to decreases in consumer and commercial asset levels as the result of lower dealer inventory levels and the runoff of wind-down portfolios.

Interest expense decreased 21% and 29% for the three months and nine months ended September 30, 2010, respectively, compared to the same periods in 2009. The decreases were primarily due to reductions in borrowing levels consistent with a lower asset base.

Depreciation expense on operating lease assets decreased 53% and 46% for the three months and nine months ended September 30, 2010, respectively, compared to the same periods in 2009. The decreases were primarily due to the continued runoff of the full-service leasing portfolio.

Net gain on automotive loans was $5 million and $15 million for the three months and nine months ended September 30, 2010, respectively, compared to net losses of $20 million and $22 million for the three and nine months ended September 30, 2009, respectively. The losses for the three months and nine months ended September 30, 2009, were due primarily to lower-of-cost or market adjustments to reduce the value of certain loans held-for-sale in certain wind-down operations. The gains for the three months and nine months ended September 30, 2010, were primarily due to the partial release of lower-of-cost or market adjustments on loans held-for-sale in wind-down operations.

Other income decreased 27% and 9% for the three months and nine months ended September 30, 2010, compared to the same periods in 2009. The decrease for the three months ended September 30, 2010, was primarily related to unfavorable mark-to-market adjustments on derivatives and a reduction in full-service leasing fees resulting from the wind-down of the related operations.

The provision for loan losses decreased $37 million and $112 million for the three months and nine months ended September 30, 2010, respectively, compared to the same periods in 2009. The decreases were primarily due to improved delinquency and charge-off trends in the consumer portfolio and reduced asset levels due to the wind-down of operations in nonstrategic countries.

Noninterest expense decreased 14% and 11% for the three months and nine months ended September 30, 2010, respectively, compared to the same periods in 2009. The decreases in both periods were primarily due to lower compensation and benefits expense driven by employee headcount reductions and decreases in full-service leasing expenses.

Income tax expense from continuing operations decreased $19 million and $166 million for the three months and nine months ended September 30, 2010, compared to the same periods in 2009. The decrease for the nine months ended September 30, 2010, was primarily due to a favorable adjustment for U.S. tax liabilities on unremitted foreign income, compared to the same period in 2009, which included an unfavorable adjustment related to the impact of our conversion from a limited liability company to a corporation as of June 30, 2009.

Automotive Financing Volume

The following table summarizes our new and used vehicle consumer financing volume and our share of consumer sales.

	Ally consumer automotive financing volume		% Share of consumer sales
Three months ended September 30, (units in thousands)	2010	2009	2010	2009
GM new vehicles
North America
Retail contracts	148	159
Leases	23	1

Total North America	171	160	37	32
International (retail contracts and leases) (a) (b)	111	91	19	17

Total GM new units financed	282	251

Used units financed	74	46

Non-GM new units financed
Chrysler new units financed	100	25	42	12
Other non-GM units financed (c)	35	14

Total non-GM new units financed	135	39

Total consumer automotive financing volume	491	336

(a)	Excludes financing volume and GM consumer sales of discontinued operations as well as GM consumer sales for other countries in which GM operates and in which we have no financing volume.
(b)	Includes vehicles financed through a joint venture in China in which Ally owns a minority interest. The three months ended September 30, 2010 and 2009, include 30 thousand and 22 thousand vehicles, respectively.
(c)	Includes vehicles financed through a joint venture in China in which Ally owns a minority interest. The three months ended September 30, 2010 and 2009, include 24 thousand and 10 thousand vehicles, respectively.

	Ally consumer automotive financing volume		% Share of consumer sales
Nine months ended September 30, (units in thousands)	2010	2009	2010	2009
GM new vehicles
North America
Retail contracts	406	349
Leases	57	1

Total North America	463	350	36	26
International (retail contracts and leases) (a) (b)	287	257	17	17

Total GM new units financed	750	607

Used units financed	214	108
Non-GM new units financed
Chrysler new units financed	253	33	41	5
Other non-GM units financed (c)	79	29

Total non-GM new units financed	332	62

Total consumer automotive financing volume	1,296	777

(a)	Excludes financing volume and GM consumer sales of discontinued operations as well as GM consumer sales for other countries in which GM operates and in which we have no financing volume.
(b)	Includes vehicles financed through a joint venture in China in which Ally owns a minority interest. The nine months ended September 30, 2010 and 2009, include 77 thousand and 49 thousand vehicles, respectively.
(c)	Includes vehicles financed through a joint venture in China in which Ally owns a minority interest. The nine months ended September 30, 2010 and 2009, include 54 thousand and 20 thousand vehicles, respectively.

Our consumer automotive financing volume and penetration levels are influenced by the nature, timing, and extent of manufacturers’ use of rate, residual, and other financing incentives for marketing purposes on consumer retail automotive contracts and leases. Financing volume was higher in 2010 reflecting improved general economic conditions compared to historically low industry sales and leases in 2009, and the addition of the Chrysler retail activity. GM penetration levels were higher in 2010 due to tighter underwriting standards in 2009 as we aligned our originations to levels consistent with reduced funding sources as a result of the disruption in the capital markets.

Retail and lease contracts acquired by us that included rate and residual subvention from GM, payable directly or indirectly to GM dealers as a percentage of total new GM retail and lease contracts acquired, were as follows.

Nine months ended September 30,	2010	2009
GM and affiliates subvented contracts acquired
North American operations	53%	68%
International operations (a)	41%	60%

(a)	Represents subvention for continuing operations only.

Retail contracts acquired that included rate and residual subvention from GM decreased as a percentage of total new retail contracts acquired due to reductions in our standard rates to be more competitive with market pricing, coupled with a reduction in incentivized programs offered by GM.

The following tables summarize the average balances of our commercial wholesale floorplan finance receivables of new and used vehicles and share of dealer inventory in markets where we operate.

	Average balance		% Share of dealer inventory
Three months ended September 30, ($ in millions)	2010	2009	2010	2009
GM new vehicles
North America (a)	$14,913	$13,551	85	88
International (b) (c) (d)	3,875	3,274	74	87

Total GM vehicles financed	18,788	16,825

Used vehicles financed	3,486	2,623
Non-GM vehicles financed
Chrysler new vehicles financed (a)	5,773	1,721	74	35
Other non-GM vehicles financed	2,099	2,015

Total non-GM vehicles financed	7,872	3,736

Total commercial wholesale finance receivables	$30,146	$23,184

(a)	Share of dealer inventory based on end of period dealer inventory.
(b)	Share of dealer inventory based on wholesale financing share of GM shipments.
(c)	Excludes commercial wholesale finance receivables and dealer inventory of discontinued operations as well as dealer inventory for other countries in which GM operates and in which we had no commercial wholesale finance receivables.
(d)	Includes $1.2 billion and $680 million during the three months ended September 30, 2010 and 2009, respectively, of vehicles financed through a joint venture in China in which Ally owns a minority interest.

	Average balance		% Share of dealer inventory
Nine months ended September 30, ($ in millions)	2010	2009	2010	2009
GM new vehicles
North America (a)	$14,328	$18,058	87	85
International (b) (c) (d)	3,481	3,440	76	89

Total GM vehicles financed	17,809	21,498

Used vehicles financed	3,414	2,675
Non-GM vehicles financed
Chrysler new vehicles financed	5,576	928	76	13
Other non-GM vehicles financed	2,217	2,174

Total non-GM vehicles financed	7,793	3,102

Total commercial wholesale finance receivables	$29,016	$27,275

(a)	Share of dealer inventory based on end of period dealer inventory.
(b)	Share of dealer inventory based on wholesale financing share of GM shipments.
(c)	Excludes commercial wholesale finance receivables and dealer inventory of discontinued operations as well as dealer inventory for other countries in which GM operates and in which we had no commercial wholesale finance receivables.
(d)	Includes $1.1 billion and $584 million during the nine months ended September 30, 2010 and 2009, respectively, of vehicles financed through a joint venture in China in which Ally owns a minority interest.

Our commercial wholesale finance receivable products continue to be the primary funding sources for GM and Chrysler dealers. Average total commercial wholesale finance receivables increased to $30.1 billion and $29.0 billion during the three months and nine months ended September 30, 2010, respectively, from $23.2 billion and $27.3 billion during the three months and nine months ended September 30, 2009, respectively. The increase was driven primarily by increasing vehicle sales and the addition of Chrysler wholesale financing.

Insurance Operations

Results of Operations

The following table summarizes the operating results of our Insurance operations excluding discontinued operations for the periods shown. The amounts presented are before the elimination of balances and transactions with our other operating segments.

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2010	2009	Favorable/ (unfavorable) % change	2010	2009	Favorable/ (unfavorable) % change
Insurance premiums and other income
Insurance premiums and service revenue earned	$462	$500	(8)	$1,391	$1,467	(5)
Investment income	89	87	2	316	180	76
Other income	16	20	(20)	54	56	(4)

Total insurance premiums and other income	567	607	(7)	1,761	1,703	3
Expense
Insurance losses and loss adjustment expenses	218	219	—	638	663	4
Acquisition and underwriting expense	235	279	16	718	796	10

Total expense	453	498	9	1,356	1,459	7
Income from continuing operations before income tax expense	114	109	5	405	244	66
Income tax expense from continuing operations	17	59	71	100	93	(8)

Net income from continuing operations	$97	$50	94	$305	$151	102

Total assets	$8,796	$11,660	(25)	$8,796	$11,660	(25)

Insurance premiums and service revenue written	$404	$391	3	$1,242	$1,092	14

Combined ratio (a)	94.9%	96.0%		94.1%	96.0%

(a)	Management uses combined ratio as a primary measure of underwriting profitability with its components measured using accounting principles generally accepted in the United States of America. Underwriting profitability is indicated by a combined ratio under 100% that is calculated as the sum of all incurred losses and expenses (excluding interest and income tax expense) divided by the total of premiums and service revenues earned and other income.

Our Insurance operations earned net income from continuing operations of $97 million and $305 million for the three months and nine months ended September 30, 2010, respectively, compared to $50 million and $151 million for the three months and nine months ended September 30, 2009, respectively. The increase in the three-month period net income was primarily attributable to unfavorable tax expense in 2009 that did not recur. During the nine-month period, net income increased primarily due to higher realized investment gains driven by overall market improvement.

Insurance premiums and service revenue earned was $462 million and $1.4 billion for the three months and nine months ended September 30, 2010, respectively, compared to $500 million and $1.5 billion for the same periods in 2009. Insurance premiums and service revenue earned decreased primarily due to lower earnings from our U.S. extended service contracts due to a decrease in domestic written premiums related to lower vehicle sales volume during the period 2007 to 2009. The decrease for the nine months ended September 30, 2010, was partially offset by increased volume in our international operations.

Investment income totaled $89 million and $316 million for the three months and nine months ended September 30, 2010, respectively, compared to $87 million and $180 million for the same periods in 2009. The increase during the nine months ended September 30, 2010, was primarily due to higher realized investment gains driven by market repositioning and the sale of our tax-exempt securities portfolio. During the nine months ended September 30, 2009, we realized other-than-temporary impairments of $45 million. The increase in investment income was also slightly offset by reductions in the size of the investment portfolio. The fair value of the investment portfolio was $4.7 billion and $5.2 billion at September 30, 2010 and 2009, respectively.

Acquisition and underwriting expense decreased 16% and 10% for the three months and nine months ended September 30, 2010, respectively, compared to the same periods in 2009. The decreases were primarily due to lower expenses in our U.S. dealership-related products matching our decrease in earned premiums. The decrease for the nine months ended was partially offset by increased expenses within our international operations to match the increase in earned premiums.

Income tax expense from continuing operations was $17 million and $100 million for the three months and nine months ended September 30, 2010, respectively, compared to $59 million and $93 million for the same periods in 2009. Income tax expense decreased for the three months ended September 30, 2010, due to unfavorable tax expense in 2009 related to the impact of our conversion from a limited liability company to a corporation. During the nine months ended September 30, 2010, income tax expense increased due to higher income from continuing operations before income taxes, partially offset by unfavorable tax expense in 2009 related to our conversion to a corporation effective June 30, 2009.

Insurance premiums and service revenue written was $404 million and $1.2 billion for the three months and nine months ended September 30, 2010, respectively, compared to $391 million and $1.1 billion for the same periods in 2009. Insurance premiums and service revenue written increased due to higher written premiums in our U.S. dealership-related products, particularly our vehicle service contract products. Vehicle service contract revenue is earned over the life of the service contract on a basis proportionate to the expected loss pattern. As such, the majority of earnings from vehicle service contracts written during the three months and nine months ended September 30, 2010, will be recognized as income in future periods.

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

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2010	2009	Favorable/ (unfavorable) % change	2010	2009	Favorable/ (unfavorable) % change
Net financing revenue
Total financing revenue and other interest income	$455	$463	(2)	$1,393	$1,479	(6)
Interest expense	308	311	1	910	1,058	14

Net financing revenue	147	152	(3)	483	421	15
Servicing fees	343	323	6	995	995	—
Servicing asset valuation and hedge activities, net	(27)	(110)	75	(181)	(687)	74

Total servicing income, net	316	213	48	814	308	164
Gain on mortgage loans, net	298	210	42	646	557	16
Gain on extinguishment of debt	—	—	—	—	4	(100)
Other income, net of losses	44	5	n/m	98	(469)	121

Total other revenue	658	428	54	1,558	400	n/m
Total net revenue	805	580	39	2,041	821	149
Provision for loan losses	22	330	93	121	1,762	93
Noninterest expense	629	902	30	1,380	1,973	30

Income (loss) from continuing operations before income tax expense (benefit)	154	(652)	124	540	(2,914)	119
Income tax expense (benefit) from continuing operations	5	(151)	(103)	11	(421)	(103)

Net income (loss) from continuing operations	$149	$(501)	130	$529	$(2,493)	121

Total assets	$40,963	$40,773	—	$40,963	$40,773	—

n/m	= not meaningful

Our Mortgage operations earned net income from continuing operations of $149 million and $529 million for the three months and nine months ended September 30, 2010, respectively, compared to net losses from continuing operations of $501 million and $2.5 billion for the three months and nine months ended September 30, 2009, respectively. The 2010 results from continuing operations were primarily driven by strong production and margins, consistent servicing fees, favorable servicing asset valuation, net of hedge, and gains on the sale of domestic legacy assets.

Net financing revenue was $147 million and $483 million for the three months and nine months ended September 30, 2010, respectively, compared to $152 million and $421 million for the same periods in 2009. During the nine months ended September, 30, 2010, net financing revenue was favorably impacted by lower interest expense driven primarily by a reduction in average borrowings commensurate with a smaller asset base and lower cost of funds. Additionally, lower financing revenue and other interest income was due primarily to a decline in average asset levels.

Net servicing income was $316 million and $814 million for the three months and nine months ended September 30, 2010, respectively, compared to $213 million and $308 million for the same periods in 2009. The increase for the three months and nine months ended was primarily due to movement of the hedges mitigating the decline in the mortgage servicing asset.

The net gain on mortgage loans was $298 million and $646 million for the three months and nine months ended September 30, 2010, respectively, compared to $210 million and $557 million for the same periods in 2009. The increases were primarily due to gains on whole-loan sales in 2010 compared to no whole-loan sales in 2009, higher gains on loan resolutions in 2010, and higher commitment volume.

Other income, net of losses, was $44 million and $98 million for the three months and nine months ended September 30, 2010, respectively, compared to $5 million and a loss of $469 million for the same periods in 2009. The increases in other income for both periods were related to the absence of loan origination income deferral in 2010 due to the fair value option election for our held-for-sale loans during the third quarter of 2009. During the nine months ended September 30, 2009, we recognized significant impairments on equity investments, lot option projects, and model homes. Additionally, the increase for the nine months ended September 30, 2010, was due to the recognition of gains on the sale of foreclosed real estate in 2010 compared to losses and impairments in 2009.

The provision for loan losses was $22 million and $121 million for the three months and nine months ended September 30, 2010, respectively, compared to $330 million and $1.8 billion for the same periods in 2009. The provision for both periods in 2010 was favorably impacted by the improved asset mix resulting from the strategic actions taken during the fourth quarter of 2009 related to certain legacy mortgage loans. The provision for loan losses for both the three months and nine months ended September 30, 2009, were driven by significant increases in delinquencies and severity in our domestic mortgage loan portfolio. Additionally, during the nine months ended September 30, 2009, higher reserves were recognized against our real estate-lending portfolio.

Total noninterest expense decreased 30% for both the three months ended September 30, 2010, and the nine months ended September 30, 2010, compared to the same periods in 2009. Although we recorded $344 million of representation and warranty expense during the three months ended September 30, 2010, which increased the associated reserve to $1.1 billion, our representation and warranty expense decreased for both the three months and nine months ended September 30, 2010 as compared to the same periods in 2009. Both periods also reflect decreases in compensation and benefits expense related to lower headcount, and decreases in professional services expense related to cost reduction efforts. During 2009, our captive reinsurance portfolio experienced deterioration due to higher delinquencies, which drove higher insurance reserves. The decrease was partially offset during the nine months ended September 30, 2010, by unfavorable foreign currency movements on hedge positions.

We recognized income tax expense from continuing operations of $5 million and $11 million for the three months and nine months ended September 30, 2010, respectively, compared to income tax benefits of $151 million and $421 million for the same periods in 2009. The increases in income tax expense for both periods were primarily the result of the reduction in the tax benefit related to losses realized by our domestic C-corporation entities, Ally Bank and CapRe of Vermont, in 2009. Additionally, during the nine months ended September 30, 2009, tax benefits were recognized due to our conversion from a tax partnership to a corporation effective June 30, 2009.

The Federal Housing Finance Agency (FHFA), as conservator of Fannie Mae and Freddie Mac, announced on July 12, 2010, that it issued 64 subpoenas to various entities seeking documents related to private-label mortgage-backed securities in which Fannie Mae and Freddie Mac had invested. Certain of our mortgage subsidiaries received such subpoenas and are currently formulating a response. The FHFA has indicated that documents provided in response to the subpoenas will enable the FHFA to determine whether they believe issuers of PLS are potentially liable to Fannie Mae and Freddie Mac for losses they might have suffered. We believe it is premature to speculate as to what, if any, actions may be taken by the FHFA as a result of these requests.

Temporary Suspension of Mortgage Foreclosure Sales and Evictions

During the three months ended September 30, 2010, a procedural issue was detected resulting in the temporary suspension of mortgage foreclosure home sales and evictions in certain states. Refer to Note 23 to the Condensed Consolidated Financial Statements for additional information related to this matter.

Loan Repurchases and Obligations Related to Loan Sales

Our Mortgage operations sell loans through agency sales to the Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac) and Government National Mortgage Association (Ginnie Mae) (collectively the GSEs), private label securitizations and whole-loan purchasers. In connection with these activities we provide to the GSEs, investors, whole-loan purchasers, and financial guarantors (monolines) various representations and warranties related to the loans sold. These representations and warranties generally relate to, among other things, the ownership of the loan, the validity of the lien securing the loan, the loan’s compliance with the criteria for inclusion in the transaction, including compliance with underwriting standards or loan criteria established by the buyer, ability to deliver required documentation and compliance with applicable laws. Generally, the representations and warranties described above may be enforced at any time over the life of the loan. ResCap assumes all of the customary representation and warranty obligations for loans purchased from Ally Bank and subsequently sold into the secondary market. In the event ResCap fails to meet these obligations, Ally Financial Inc. has provided a guarantee to Ally Bank that covers it from liability.

Refer to Note 23 to the Condensed Consolidated Financial Statements for additional information related to representation and warranties.

The following table summarizes the unpaid principal balance of mortgage loans repurchased under representation and warranty obligations.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2010	2009	2010	2009
GSEs	$68	$69	$304	$434
Monolines	6	7	10	10
Whole-loan investors	22	20	74	53

Total loan repurchases	$96	$96	$388	$497

The following table summarizes indemnification (make-whole) payments associated with representation and warranty obligations.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2010	2009	2010	2009
GSE’s	$46	$32	$186	$88
Monolines	3	7	9	14
Whole-loan investors	2	5	11	18

Total make-whole payments	$51	$44	$206	$120

In March 2010, our subsidiaries, GMACM and Residential Funding Company, LLC, entered into an agreement with Freddie Mac under which we made a one-time payment to Freddie Mac for the release of repurchase obligations relating to mortgage loans sold to Freddie Mac prior to January 1, 2009. The release does not affect any of our potential repurchase obligations related to mortgage loans sold to Freddie Mac after January 1, 2009. Amounts paid by us in connection with the agreement were consistent with previously established related reserves. This agreement does not release any of our obligations with respect to loans where our subsidiary, Ally Bank, is the owner of the servicing.

The following table presents the unpaid principal balance of loans related to unresolved repurchase demands previously received. Claims and losses are primarily related to the 2006 through 2008 loan vintages.

($ in millions)	September 30, 2010	December 31, 2009
GSEs	$218	$296
Monolines (a)	632	559
Other investors	38	64

Total unpaid principal balance	$888	$919

(a)	A significant portion of monoline unresolved repurchase demands are with one counterparty.

During the three months ended September 30, 2010, we experienced an increase in new claims in comparison with the prior quarter. Going forward we expect that claims activity will remain volatile. The following table presents quarterly total new claims by vintage (original unpaid principal balance).

Three months ended, ($ in millions)	September 30, 2009	December 31, 2009	March 31, 2010	June 30, 2010	September 30, 2010
Pre 2004	$19	$7	$13	$10	$11
2005	32	8	17	9	17
2006	101	92	82	45	64
2007	180	209	157	94	97
2008	47	76	108	55	58
Post 2008	5	9	9	5	16
Unspecified	27	31	6	6	19

Total claims	$411	$432	$392	$224	$282

Mortgage Loan Production and Servicing

Mortgage loan production was $20.5 billion and $47.3 billion for the three months and nine months ended September 30, 2010, respectively, compared to $15.9 billion and $48.1 billion for the same periods in 2009. Mortgage operations domestic loan production increased $4.8 billion, or 31%, and decreased $794 million, or 2%, for the three months and nine months ended September 30, 2010, respectively, compared to the same periods in 2009. Mortgage operations international loan production decreased $78 million, or 18%, and increased $34 million, or 4%, for the three months and nine months ended September 30, 2010, respectively, compared to the same periods in 2009. International mortgage loan production primarily represents insured mortgages in Canada. All other international loan production has been suspended.

The following table summarizes consumer mortgage loan production for the periods shown.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2010	2009	2010	2009
Production by product type
1st Mortgage	$20,179	$15,425	$46,307	$47,101
Home equity	—	—	—	—

Total U.S. production	20,179	15,425	46,307	47,101
International production	348	426	986	952

Total production by product type	$20,527	$15,851	$47,293	$48,053

U.S. production by channel
Retail and direct channels	$2,050	$2,148	$5,478	$6,012
Correspondent channel	18,129	13,277	40,829	41,089

Total U.S. production by channel	$20,179	$15,425	$46,307	$47,101

Number of U.S. produced loans (in units)
Retail and direct channels	9,511	10,985	26,034	30,090
Correspondent channel	77,425	63,507	176,926	191,971

Total number of U.S. produced loans	86,936	74,492	202,960	222,061

The following table summarizes the primary mortgage loan servicing portfolio.

	September 30, 2010		December 31, 2009
($ in millions)	Number of loans	Dollar amount of loans	Number of loans	Dollar amount of loans
On-balance sheet mortgage loans
Held-for-sale and held-for-investment	291,784	$25,139	276,996	$26,333
Operations held-for-sale	1,464	335	17,260	3,160
Off-balance sheet mortgage loans
Loans sold to third-party investors
Securitizations	389,329	62,404	489,258	71,505
Whole-loan and agency	1,629,768	265,856	1,585,281	252,430
Purchased servicing rights	79,387	4,156	88,516	4,800
Operations held-for-sale	—	—	82,978	17,526

Total primary mortgage loan servicing portfolio (a)	2,391,732	$357,890	2,540,289	$375,754

(a)	Excludes loans for which we acted as a subservicer. Subserviced loans totaled 118,812 with an unpaid principal balance of $25.9 billion at September 30, 2010, and 129,954 with an unpaid balance of $28.7 billion at December 31, 2009.

Loans Outstanding

Mortgage loans held-for-sale were as follows.

($ in millions)	September 30, 2010	December 31, 2009
Prime conforming	$5,837	$3,769
Prime nonconforming	1,095	1,221
Prime second-lien	697	776
Government	3,798	3,915
Nonprime	720	978
International	143	623

Total (a) (b)	12,290	11,282
Net discounts	(148)	(319)
Fair value option election adjustment	120	19
Lower of cost or fair value adjustment	(46)	(115)

Total, net (a)	$12,216	$10,867

(a)	Includes loans subject to conditional repurchase options of $2.3 billion and $1.7 billion sold to Ginnie Mae guaranteed securitizations and $148 million and $237 million sold to off-balance sheet securitization trusts at September 30, 2010, and December 31, 2009, respectively. The net carrying value of these loans is equal to the unpaid principal balance.
(b)	Includes unpaid principal balance write-downs of $2.2 billion and $3.6 billion at September 30, 2010, and December 31, 2009, respectively. The amounts are for write-downs taken upon the transfer of mortgage loans from held-for-investment to held-for-sale during the fourth quarter of 2009 and charge-offs taken in accordance with our 180-day charge-off policy.

Held-for-investment consumer mortgage finance receivables and loans were as follows.

($ in millions)	September 30, 2010	December 31, 2009
Prime conforming	$340	$386
Prime nonconforming	8,891	8,248
Prime second-lien	3,385	3,201
Government	—	—
Nonprime	6,030	6,055
International	1,023	325

Total	19,669	18,215
Net premiums	25	100
Fair value option election adjustment	(5,685)	(5,789)
Allowance for loan losses	(600)	(640)

Total, net (a) (b)	$13,409	$11,886

(a)	At September 30, 2010, the carrying value of mortgage loans held-for-investment relating to securitization transactions accounted for as on-balance sheet securitizations and pledged as collateral totaled $3.1 billion. The investors in these on-balance sheet securitizations have no recourse to our other assets beyond the loans pledged as collateral.
(b)	Refer to the Higher Risk Mortgage Loans discussion within the MD&A Risk Management section for additional information.

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

Corporate and Other

The following table summarizes the activities of Corporate and Other excluding discontinued operations for the periods shown. Corporate and Other represents our Commercial Finance Group, certain equity investments, other corporate activities, the residual impacts of our corporate funds transfer pricing (FTP) and treasury asset liability management (ALM) activities, and reclassifications and eliminations between the reportable operating segments.

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2010	2009	Favorable/ (unfavorable) % change	2010	2009	Favorable/ (unfavorable) % change
Net financing loss
Total financing revenue and other interest income	$83	$26	n/m	$239	$100	139
Interest expense	628	584	(8)	1,810	1,978	8

Net financing loss	(545)	(558)	2	(1,571)	(1,878)	16
Other (expense) revenue
(Loss) gain on extinguishment of debt	(2)	10	(120)	(123)	663	(119)
Other gain on investments, net	15	135	(89)	18	184	(90)
Other income, net of losses	(3)	74	(104)	(61)	(191)	68

Total other revenue (expense)	10	219	(95)	(166)	656	(125)
Total net expense	(535)	(339)	(58)	(1,737)	(1,222)	(42)
Provision for loan losses	(68)	195	135	(42)	368	111
Noninterest expense	117	86	(36)	369	268	(38)

Loss from continuing operations before income tax benefit	(584)	(620)	6	(2,064)	(1,858)	(11)
Income tax benefit from continuing operations	(144)	(200)	(28)	(588)	(146)	n/m

Net loss from continuing operations	$(440)	$(420)	(5)	$(1,476)	$(1,712)	14

Total assets	$28,637	$34,633	(17)	$28,637	$34,633	(17)

n/m = not meaningful

Net loss from continuing operations for Corporate and Other was $440 million and $1.5 billion for the three months and nine months ended September 30, 2010, respectively, compared to $420 million and $1.7 billion for the three months and nine months ended September 30, 2009, respectively. Corporate and Other’s net loss from continuing operations for all periods is primarily due to net financing losses, which primarily represent the net impact of our FTP methodology. The net impact of our FTP methodology includes the unallocated cost of maintaining our liquidity and investment portfolios and other unassigned funding costs and unassigned equity. The unfavorable results for both periods were driven by net derivative activity and higher compensation and benefits expenses related to the build out and centralization of global functions. Additionally, the nine months ended September 30, 2010, was impacted by a $123 million loss related to the extinguishment of certain Ally debt, which includes $101 million of accelerated amortization of original issue discount compared to a $663 million gain in the prior year. At the corporate level, the nine months ended September 30, 2010, were favorably impacted by our conversion from a limited liability company to a corporation as of June 30, 2009.

Corporate and Other also includes the results of our Commercial Finance Group. Our Commercial Finance Group earned net income from continuing operations of $75 million and $101 million for the three months and nine months ended September 30, 2010, respectively, compared to net losses from continuing operations of $128 million and $315 million for the three months and nine months ended September 30, 2009, respectively. The increases in net income for both periods were primarily due to significant provision for loan loss reserves on the resort finance portfolio in 2009. During the three months ended September 30, 2010, we sold the resort finance portfolio and realized a gain on sale through a $69 million recovery through provision. Additionally, the favorable variance for the nine months ended September 30, 2010, was impacted by the absence of an $87 million fair value impairment recognized upon transfer of the resort finance portfolio from held-for-sale to held-for-investment during 2009, a decrease in specific reserves on clients within our European operations, and lower interest expense related to a reduction in borrowing levels consistent with a lower asset base. Partially offsetting the increases in both periods was higher income tax expense related to higher pretax income.

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

Loan and Lease Exposure

The following table summarizes the gross carrying value of our loan and lease exposures.

($ in millions)	September 30, 2010	December 31, 2009
Held-for-investment loans	$98,718	$77,701
Held-for-sale loans	13,265	20,625

Total on-balance sheet loans	$111,983	$98,326

Off-balance sheet securitized loans	$72,840	$107,158

Operating lease assets, net	$10,213	$15,995

Serviced loans and leases	$470,744	$491,326

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

Credit Risk Management

During 2010, the financial markets experienced some improvement; however, high unemployment and the distress in the housing market persisted, creating uncertainty for the financial services sector. Since the onset of this turbulent economic cycle, we saw both the housing and vehicle markets significantly decline affecting the credit quality for both our consumer and commercial segments. We have seen signs of continued stabilization in some housing and vehicle markets; however, we anticipate the uncertainty will continue through at least the remainder of 2010.

In response to the dynamic credit environment and other market conditions, we continued to follow a more conservative lending policy across our lines of business, generally focusing our lending to more creditworthy borrowers. For example, our mortgage operations eliminated production of new home equity loans. We also significantly limited production of loans that do not conform to the underwriting guidelines of the GSEs. In addition, effective January 2009, we ceased originating automotive financing volume through Nuvell, a legacy nonprime automotive financing operation.

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

We have policies and practices that are committed to maintaining an independent and ongoing assessment of credit risk and quality. Our policies require an objective and timely assessment of the overall quality of the consumer and commercial loan portfolios including identification of relevant trends that affect the collectability of the portfolios, isolation of segments of the portfolios that are potential problem areas, identification of loans with potential credit weaknesses, and assessment of the adequacy of internal credit risk policies and procedures to monitor compliance with relevant laws and regulations.

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

On-balance Sheet Portfolio

Our on-balance sheet portfolio includes both held-for-investment and held-for-sale finance receivables and loans. At September 30, 2010, this primarily included $81.0 billion of automotive finance receivables and loans and $28.5 billion of mortgage finance receivables and loans. Within our on-balance sheet portfolio, we have elected to account for certain loans at fair value. The valuation allowance recorded on fair value elected loans is separate from the allowance for loan losses. Changes in the fair value of loans are classified as gain on mortgage and automotive loans, net, in the Condensed Consolidated Statement of Income.

During the three months ended September 30, 2010, we further executed on our strategy of discontinuing and selling or liquidating nonstrategic operations in both our international mortgage and automotive markets. Refer to Note 2 to the Condensed Consolidated Financial Statements for additional information on specific actions taken during the quarter. Additionally, in September 2010, we completed the sale of our resort finance portfolio, primarily consisting of loans related to timeshare resorts throughout North America.

In 2009, we executed various changes and strategies throughout our lending operations that had a significant positive impact on our current period results and ultimately our year-over-year comparisons. Some of our strategies included focusing primarily on the prime lending market, participating in several loan modification programs, implementing tighter underwriting standards, and enhanced collection efforts. Additionally, we discontinued and sold multiple nonstrategic operations, mainly in our international segments. Within our automotive operations, we exited certain underperforming dealer relationships and added the majority of Chrysler dealers. We see the results of these efforts as our overall credit risk profile has improved; however, our total credit portfolio continues to be affected by sustained levels of high unemployment and continued housing weakness.

On January 1, 2010, we adopted ASU 2009-16 and ASU 2009-17, which resulted in approximately $18.3 billion of off-balance sheet loans being consolidated on-balance sheet. This included $7.2 billion of consumer automobile loans classified as held-for-investment and recorded at historical cost. We recorded an initial allowance for loan loss reserve of $222 million on those loans. The remaining loans consolidated on-balance sheet were mortgage products and included $9.9 billion classified as operations held-for-sale (refer to Note 2 to the Condensed Consolidated Financial Statements for additional information) and $1.2 billion classified as held-for-investment and recorded at fair value.

The following table presents our total on-balance sheet consumer and commercial finance receivables and loans reported at gross carrying value.

	Outstanding		Nonperforming (a) (b)		Accruing past due 90 days or more (c)
($ in millions)	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
Consumer
Loans held-for-investment
Loans at historical cost	$57,237	$41,458	$807	$816	$4	$7
Loans at fair value	2,948	1,391	757	499	—	—

Total loans held-for-investment (d)	60,185	42,849	1,564	1,315	4	7
Loans held-for-sale	13,265	20,468	3,334	3,390	40	33

Total consumer loans	73,450	63,317	4,898	4,705	44	40

Commercial
Loans held-for-investment
Loans at historical cost	38,533	34,852	785	1,883	—	3
Loans at fair value	—	—	—	—	—	—

Total loans held-for-investment (d)	38,533	34,852	785	1,883	—	3
Loans held-for-sale	—	157	—	—	—	—

Total commercial loans	38,533	35,009	785	1,883	—	3

Total on-balance sheet loans	$111,983	$98,326	$5,683	$6,588	$44	$43

(a)	Nonperforming loans are loans placed on nonaccrual status in accordance with internal loan policies. Refer to the Nonaccrual Loans section of Note 1 to the Consolidated Financial Statements in our 2009 Annual Report on Form 10-K for additional information.
(b)	Includes nonaccrual troubled debt restructured loans of $1.0 billion and $1.0 billion at September 30, 2010, and December 31, 2009, respectively.
(c)	Includes troubled debt restructured loans classified as 90 days past due and still accruing of $25 million and $0 million at September 30, 2010, and December 31, 2009, respectively.
(d)	At September 30, 2010, and December 31, 2009, we did not have any conditional repurchase option loans outstanding.

Total on-balance sheet loans outstanding at September 30, 2010, increased $13.7 billion to $112.0 billion from December 31, 2009, reflecting an increase of $10.1 billion in the consumer portfolio and $3.5 billion in the commercial portfolio. The increase in total on-balance sheet loans outstanding from December 31, 2009, was the result of the impact of adopting ASU 2009-16 and ASU 2009-17, increased automotive originations due to strengthened industry sales and improved automotive manufacturer penetration, and increased retention of originated automotive loans. The increase was partially offset by automotive whole-loan sales.

The total TDRs outstanding at September 30, 2010, increased $799 million to $1.8 billion from December 31, 2009. This increase was driven primarily by our continued foreclosure prevention and loss mitigation procedures. We have participated in a variety of government modification programs, such as HARP and HAMP, as well as internally developed modification programs.

Total nonperforming loans at September 30, 2010, decreased $905 million to $5.7 billion from December 31, 2009, reflecting a decrease of $1.1 billion of commercial nonperforming loans, offset somewhat by an increase of $193 million of consumer nonperforming loans. The decrease in total nonperforming loans from December 31, 2009, was largely due to sale of the resort finance portfolio and improved dealer performance. Partially offsetting the improvement in nonperforming loans was the impact of adopting ASU 2009-16 and ASU 2009-17, continued housing weakness, and seasoning of 1st mortgage loans remaining within our portfolio.

The following table includes held-for-investment consumer and commercial net charge-offs for loans at historical cost and related ratios reported at gross carrying value.

	Three months ended September 30,				Nine months ended September 30,
	Net charge-offs		Net charge-off ratios (a)		Net charge-offs		Net charge-off ratios (a)
($ in millions)	2010	2009	2010	2009	2010	2009	2010	2009
Consumer
Loans held-for-investment at historical cost (b)	$204	$758	1.5%	5.7%	$641	$2,474	1.6%	6.0%
Commercial
Loans held-for-investment at historical cost	130	276	1.4	3.3	318	755	1.2	2.8

Total held-for-investment at historical cost	$334	$1,034	1.4%	4.8%	$959	$3,229	1.4%	4.7%

(a)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value, conditional repurchase option loans, and loans held-for-sale during the year for each loan category.
(b)	Includes $9 million and $31 million of net charge-offs on past due operating lease payments for the three months and nine months ended September 30, 2010, respectively.

Our net charge-offs were $334 million and $959 million for the three months and nine months ended September 30, 2010, respectively, compared to $1.0 billion and $3.2 billion for the three months and nine months ended September 30, 2009, respectively. This decline was driven primarily by portfolio composition changes as a result of strategic actions during the fourth quarter of 2009 including the write-down and reclassification of certain legacy mortgage loans and improvement in 2010 in our Nuvell portfolio, partially offset by charge-offs taken on our resort finance portfolio recorded prior to its sale. Loans held-for-sale are accounted for at the lower of cost or fair value, and therefore we do not record charge-offs.

The Consumer Credit Portfolio and Commercial Credit Portfolio discussions that follow relate to consumer and commercial credit loans held-for-investment. Loans held-for-investment are recorded at historical cost and may have an associated allowance for loan losses. Held-for-investment loans measured at fair value and conditional repurchase option loans were excluded from these discussions since those exposures do not carry an allowance. Additionally, the reclassification of certain legacy mortgage loans in the fourth quarter of 2009 substantially changed the composition of our held-for-investment consumer mortgage loan portfolio when comparing the three months and nine months ended September 30, 2010, to the same periods in 2009.

Consumer Credit Portfolio

During the three months and nine months ended September 30, 2010, the credit performance of the consumer portfolio continued to improve overall as nonperforming loans and charge-offs declined. The slight decline in nonperforming loans was primarily driven by improvement in our Nuvell portfolio due to enhanced collection efforts and some seasonality. The year-over-year decline in net charge-offs was driven by the improved asset mix as the result of strategic actions that included the write-down and reclassification of certain legacy mortgage loans in the fourth quarter of 2009 as well as improvement in our Nuvell portfolio.

For information on our consumer credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements in our 2009 Annual Report on Form 10-K.

The following table includes held-for-investment consumer finance receivables and loans recorded at historical cost reported at gross carrying value.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more (b)
($ in millions)	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
Domestic
Automobile	$29,888	$12,514	$121	$267	$—	$—
1st Mortgage	7,168	6,921	416	326	1	1
Home equity
1st lien	1,663	1,718	5	10	—	—
2nd lien	1,897	2,168	67	61	—	—

Total domestic	40,616	23,321	609	664	1	1

Foreign
Automobile	16,206	17,731	80	119	3	5
1st Mortgage	415	405	118	33	—	1
Home equity
1st lien	—	—	—	—	—	—
2nd lien	—	1	—	—	—	—

Total foreign	16,621	18,137	198	152	3	6

Total consumer finance receivables and loans	$57,237	$41,458	$807	$816	$4	$7

(a)	Includes nonaccrual troubled debt restructured loans of $232 million and $263 million at September 30, 2010, and December 31, 2009, respectively.
(b)	There were no troubled debt restructured loans classified as 90 days past due and still accruing at September 30, 2010, and December 31, 2009.

Total consumer outstanding finance receivables and loans increased $15.8 billion at September 30, 2010, compared with December 31, 2009. The increase in domestic automobile outstandings was driven by the consolidation of previously off-balance sheet loans due to the adoption of ASU 2009-16 and ASU 2009-17, increased originations due to strengthened industry sales and improved automotive manufacturer penetration (primarily Chrysler), and increased retention of automotive originated loans. The decrease in foreign automotive outstandings was driven by continued exit and liquidations in nonstrategic countries and overall contracting markets in Europe.

Total consumer nonperforming loans at September 30, 2010, decreased $9 million to $807 million from December 31, 2009, reflecting a decrease of $185 million of consumer automotive nonperforming loans and an increase of $176 million of consumer mortgage nonperforming loans. Nonperforming consumer automotive loans decreased primarily due to enhanced collection efforts, increased quality of newer vintages and a change to our Nuvell portfolio nonaccrual policy to be consistent with our other automotive nonaccrual policies. Nonperforming consumer mortgage loans increased due to seasoning of the 1st mortgage loans remaining in our portfolio subsequent to the strategic actions taken in late 2009. Nonperforming consumer finance receivables and loans as a percentage of total outstanding consumer finance receivables and loans were 1.4% and 2.0% at September 30, 2010, and December 31, 2009, respectively.

Consumer domestic automotive loans accruing and past due 30 days or more decreased $26 million to $808 million at September 30, 2010, compared with December 31, 2009, primarily due to a decrease in delinquencies in our Nuvell portfolio resulting from enhanced collection efforts and increased quality of newer vintages.

The following table includes held-for-investment consumer net charge-offs and related ratios reported at gross carrying value.

	Three months ended September 30,				Nine months ended September 30,
	Net charge-offs		Net charge-off ratios (a)		Net charge-offs		Net charge-off ratios (a)
($ in millions)	2010	2009	2010	2009	2010	2009	2010	2009
Domestic
Automobile (b)	$114	$231	1.6%	6.7%	$374	$603	2.0%	5.8%
1st Mortgage	37	293	2.1	11.2	100	809	1.9	9.8
Home equity
1st lien	9	2	2.1	0.4	14	6	1.1	0.4
2nd lien	17	94	3.6	8.0	50	332	3.3	9.0

Total domestic	177	620	1.8	8.1	538	1,750	2.0	7.4

Foreign
Automobile	26	118	0.7	2.4	100	221	0.8	1.5
1st Mortgage	1	20	1.1	2.1	3	503	0.8	16.2
Home equity
1st lien	—	—	—	—	—	—	—	—
2nd lien	—	—	—	—	—	—	—	—

Total foreign	27	138	0.7	2.4	103	724	0.8	4.0

Total consumer finance receivables and loans	$204	$758	1.5%	5.7%	$641	$2,474	1.6%	6.0%

(a)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value, conditional repurchase option loans, and loans held-for-sale during the year for each loan category.
(b)	Includes $9 million and $31 million of net charge-offs on past due operating lease payments for the three months and nine months ended September 30, 2010, respectively.

Our net charge-offs from total consumer automobile loans decreased $209 million and $350 million for the three months and nine months ended September 30, 2010, compared to the same periods in 2009. The decrease in net charge-offs was primarily due to one-time charge-offs taken in the third quarter of 2009, as we aligned our internal policies to FFIEC guidelines. Also contributing to the decrease in net charge-offs were improvements in loss severity driven by improved pricing in the used vehicle market and in loss frequency and customer recoveries due to enhanced collection efforts.

Our net charge-offs from total consumer mortgage and home equity loans were $64 million and $167 million for the three months and nine months ended September 30, 2010, respectively, compared to $409 million and $1.7 billion for the same periods in 2009. The significant decreases were driven by portfolio composition changes as a result of strategic actions that included the write-down and reclassification of certain legacy mortgage loans from held-for-investment to held-for-sale during the fourth quarter of 2009.

The following table summarizes the total consumer loan originations at unpaid principal balance for the periods shown. Total consumer loan originations include loans classified as held-for-investment and held-for-sale during the period.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2010	2009	2010	2009
Domestic
Automobile	$7,315	$5,601	$19,785	$12,381
1st Mortgage	20,179	15,425	46,307	47,101
Home equity	—	—	—	—

Total domestic	27,494	21,026	66,092	59,482

Foreign
Automobile	2,408	1,696	6,316	4,100
1st Mortgage	348	426	986	952
Home equity	—	—	—	—

Total foreign	2,756	2,122	7,302	5,052

Total consumer loan originations	$30,250	$23,148	$73,394	$64,534

Total domestic automobile-originated loans increased $1.7 billion and $7.4 billion for the three months and nine months ended September 30, 2010, respectively, compared to the same periods in 2009, primarily due to the improved automotive market as well as the addition of Chrysler automotive financing business. Domestic automotive originations continue to reflect tightened underwriting standards and most of these originations for 2010 were retained on-balance sheet as held-for-investment. Driven by improved Canadian automotive sales, total foreign automotive originations increased $712 million and $2.2 billion for the three months and nine months ended September 30, 2010, respectively, compared to the same periods in 2009.

Total domestic mortgage originated loans increased $4.8 billion for the three months ended September 30, 2010 and decreased $794 million for the nine months ended September 30, 2010. The increase for the three months ended September 30, 2010, was due in part to an increase in refinance volumes as a result of lower interest rates. The decrease for the nine months ended September 30, 2010, was due in part to overall industry declines and strategic changes in product offerings including the more conservative focus on the prime lending market.

Consumer loan originations retained on-balance sheet as held-for-investment were $9.9 billion and $24.5 billion for the three months and nine months ended September 30, 2010, respectively, and $3.0 billion and $6.6 billion for the three months and nine months ended September 30, 2009, respectively. The increases during both periods were primarily due to increased automotive loan origination driven by improved industry sales and increased balance sheet retention.

The following table shows held-for-investment consumer finance receivables and loans recorded at historical cost reported at gross carrying value by state and foreign concentration. Total automotive loans were $46.1 billion and $30.2 billion at September 30, 2010, and December 31, 2009, respectively. Total mortgage and home equity loans were $11.1 billion and $11.2 billion at September 30, 2010, and December 31, 2009, respectively.

	September 30, 2010		December 31, 2009
	Automobile	1st Mortgage and home equity	Automobile	1st Mortgage and home equity
California	4.5%	24.4%	2.7%	23.3%
Texas	9.1	4.0	7.5	2.9
Florida	4.1	4.1	2.1	4.4
Michigan	3.5	5.0	1.4	5.4
New York	3.3	2.5	2.4	2.9
Illinois	2.7	4.7	1.9	4.4
Pennsylvania	3.1	1.7	2.4	1.8
Georgia	2.4	1.8	1.4	2.0
Ohio	2.4	1.1	1.6	1.2
Virginia	1.2	5.3	0.8	5.5
Other United States	28.5	41.6	17.2	42.6
Canada	14.8	3.7	20.1	3.6
Germany	6.9	—	13.3	—
Brazil	5.1	—	6.8	—
Other foreign	8.4	0.1	18.4	—

Total consumer loans	100.0%	100.0%	100.0%	100.0%

We monitor our consumer loan portfolio for concentration risk across the geographies in which we lend. The highest concentrations of loans in the United States were in California and Texas, which represented an aggregate of 16.5% of our total outstanding consumer loans at September 30, 2010. Our domestic concentrations in the automotive portfolio increased due to the adoption of ASU 2009-16 and ASU 2009-17 and higher retained originations.

Concentrations in our mortgage operations are closely monitored given the volatility of the housing markets. Our consumer mortgage loan concentrations in California, Florida, and Michigan receive particular attention as the real estate value depreciation in these states has been the most severe.

Our foreign automotive outstandings are heavily concentrated in Canada and Germany, representing 14.8% and 6.9%, respectively, of total consumer automotive loans outstanding at September 30, 2010.

Repossessed and Foreclosed Assets

We classify an asset as repossessed or foreclosed (included in other assets on the Condensed Consolidated Balance Sheet) when physical possession of the collateral is taken regardless of whether foreclosure proceedings has taken place. For more information on repossessed and foreclosed assets, refer to Note 1 to the Consolidated Financial Statements in our 2009 Annual Report on Form 10-K.

Repossessed assets in our automotive finance operations at September 30, 2010, increased $14 million to $64 million from December 31, 2009. Foreclosed mortgage assets at September 30, 2010, increased $20 million to $169 million from December 31, 2009.

Higher Risk Mortgage Loans

During the three months and nine months ended September 30, 2010, we primarily focused our origination efforts on prime conforming and government guaranteed mortgages in the United States and high-quality insured mortgages in Canada. In June 2010, we ceased offering interest-only jumbo mortgage loans given the continued volatility of the housing market and the delayed principal payment feature of that loan product. We continued to hold mortgage loans that have features that expose us to potentially higher credit risk including high original loan-to-value mortgage loans (prime or nonprime), payment-option adjustable-rate mortgage loans (prime nonconforming), interest-only mortgage loans (classified as prime conforming or nonconforming for domestic production and prime nonconforming or nonprime for international production), and teaser-rate mortgages (prime or nonprime).

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

The following table summarizes the higher-risk mortgage loan originations unpaid principal balance for the periods shown. These higher-risk mortgage loans are classified as held-for-investment and are recorded at historical cost.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2010	2009	2010	2009
High original loan-to-value (greater than 100%) mortgage loans	$—	$1	$—	$10
Payment-option adjustable-rate mortgage loans	—	—	—	—
Interest-only mortgage loans (a) (b)	19	136	209	304
Below market rate (teaser) mortgages	—	—	—	—

Total higher-risk mortgage loan production	$19	$137	$209	$314

(a)	The originations during the three months ended September 30, 2010, for interest-only mortgage loans had an average FICO of 770 and an average loan-to-value of 63% with 100% full documentation. The originations during the nine months ended September 30, 2010, for interest-only mortgage loans had an average FICO of 763 and an average loan-to-value of 63% with 100% full documentation.
(b)	As of June 2010, this product was no longer offered. The originations during the three months ended September 30, 2010, represents loans that were in the pipeline.

The following table summarizes held-for-investment mortgage loans and portfolios recorded at historical cost and reported at gross carrying value by higher-risk loan type.

	Outstanding		Nonperforming		Accruing past due 90 days or more
($ in millions)	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
High original loan-to-value (greater than 100%) mortgage loans	$6	$7	$1	$4	$—	$—
Payment-option adjustable-rate mortgage loans	6	7	1	1	—	—
Interest-only mortgage loans	4,004	4,346	249	139	—	—
Below market rate (teaser) mortgages	298	331	6	2	—	—

Total higher-risk mortgage loans	$4,314	$4,691	$257	$146	$—	$—

The allowance for loan losses was $274 million or 6.4% of total higher risk held-for-investment mortgage loans recorded at historical cost based on gross carrying value outstanding at September 30, 2010.

The following tables include our five largest state and foreign concentrations based on our higher risk held-for-investment loans recorded at historical cost and reported at gross carrying value.

September 30, 2010 ($ in millions)	High original loan-to-value (greater than 100%) mortgage loans	Payment-option adjustable-rate mortgage loans	Interest-only mortgage loans	Below market rate (teaser) mortgages	All higher risk loans
California	$—	$1	$1,098	$94	$1,193
Virginia	—	—	352	12	364
Maryland	—	—	279	7	286
Michigan	—	—	236	10	246
Illinois	—	—	210	9	219
All other domestic and foreign	6	5	1,829	166	2,006

Total higher-risk mortgage loans	$6	$6	$4,004	$298	$4,314

December 31, 2009 ($ in millions)	High original loan-to-value (greater than 100%) mortgage loans	Payment-option adjustable-rate mortgage loans	Interest-only mortgage loans	Below market rate (teaser) mortgages	All higher risk loans
California	$1	$2	$1,128	$102	$1,233
Virginia	—	—	397	13	410
Maryland	—	—	309	8	317
Michigan	—	—	259	11	270
Illinois	—	—	230	9	239
All other domestic and foreign	6	5	2,023	188	2,222

Total higher-risk mortgage loans	$7	$7	$4,346	$331	$4,691

Commercial Credit Portfolio

During the three months and nine months ended September 30, 2010, the credit performance of the commercial portfolio improved as nonperforming loans and net charge-offs declined. The decline in nonperforming loans was primarily driven by the sale of the resort finance portfolio, some improvement in dealer performance, and continued mortgage asset dispositions. The decline in charge-offs in 2010 was primarily attributed to improved portfolio composition compared to 2009 due to the workout of certain commercial real estate assets and the strategic exit of underperforming automotive dealers.

For information on our commercial credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements in our 2009 Annual Report on Form 10-K.

The following table includes total held-for-investment commercial finance receivables and loans reported at gross carrying value.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more (b)
($ in millions)	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
Domestic
Commercial and industrial
Automobile	$23,576	$19,604	$227	$281	$—	$—
Mortgage	2,038	1,572	10	37	—	—
Resort finance	—	843	—	783	—	—
Other (c)	2,061	1,845	50	73	—	—
Commercial real estate
Automobile	2,055	2,008	246	256	—	—
Mortgage	5	121	5	56	—	—

Total domestic	29,735	25,993	538	1,486	—	—

Foreign
Commercial and industrial
Automobile	8,012	7,943	34	66	—	—
Mortgage	75	96	36	35	—	—
Resort finance	—	—	—	—	—	—
Other (c)	375	437	82	131	—	3
Commercial real estate
Automobile	243	221	11	24	—	—
Mortgage	93	162	84	141	—	—

Total foreign	8,798	8,859	247	397	—	3

Total commercial finance receivables and loans	$38,533	$34,852	$785	$1,883	$—	$3

(a)	Includes nonaccrual troubled debt restructured loans of $65 million and $59 million at September 30, 2010, and December 31, 2009, respectively.
(b)	There were no troubled debt restructured loans classified as 90 days past due and still accruing at September 30, 2010, and December 31, 2009.
(c)	Other commercial primarily includes structured finance, asset-based lending, and health capital loans.

Total commercial finance receivables and loans outstanding increased $3.7 billion to $38.5 billion at September 30, 2010, from December 31, 2009. Domestic commercial and industrial outstandings increased due to the addition of the Chrysler automotive financing business and improved automotive industry sales with a corresponding increase in inventories partially offset by the sale of the resort finance portfolio. Foreign commercial and industrial outstandings decreased $14 million from December 31, 2009, as a result of dealer exits and continued portfolio runoff within exited countries. Domestic and foreign commercial real estate outstandings decreased $116 million from December 31, 2009, due to continued asset dispositions.

Total commercial nonperforming loans were $785 million, a decrease of $1.1 billion compared to December 31, 2009, primarily due to the sale of the resort finance portfolio, some improvement in dealer performance, and continued mortgage asset dispositions. Total nonperforming commercial finance receivables and loans as a percentage of outstanding commercial finance receivables and loans were 2.0% and 5.4% at September 30, 2010, and December 31, 2009, respectively.

The following table includes total held-for-investment commercial net charge-offs and related ratios reported at gross carrying value.

	Three months ended September 30,				Nine months ended September 30,
	Net charge-offs (recoveries)		Net charge-off ratios (a)		Net charge-offs (recoveries)		Net charge-off ratios (a)
($ in millions)	2010	2009	2010	2009	2010	2009	2010	2009
Domestic
Commercial and industrial
Automobile	$8	$18	0.1%	0.4%	$14	$37	0.1%	0.3%
Mortgage	(1)	(2)	(0.2)	(0.5)	(3)	83	(0.3)	5.3
Resort finance	81	—	68.2	—	148	—	29.7	—
Other	(1)	6	(0.2)	0.9	2	9	0.1	0.4
Commercial real estate
Automobile	7	—	1.4	—	36	—	2.3	—
Mortgage	—	217	—	137.4	41	576	133.8	70.8

Total domestic	94	239	1.3	4.0	238	705	1.2	3.7

Foreign
Commercial and industrial
Automobile	8	5	0.4	0.3	11	3	0.2	—
Mortgage	—	—	—	—	—	—	—	—
Resort finance	—	—	—	—	—	—	—	—
Other	19	26	19.7	13.9	49	40	17.6	6.7
Commercial real estate
Automobile	—	—	—	—	2	—	1.2	—
Mortgage	9	6	32.9	10.5	18	7	19.0	4.1

Total foreign	36	37	1.6	1.6	80	50	1.2	0.7

Total commercial finance receivables and loans	$130	$276	1.4%	3.3%	$318	$755	1.2%	2.8%

(a)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value, conditional repurchase option loans, and loans held-for-sale during the year for each loan category.

Our net charge-offs from commercial loans totaled $130 million and $318 million for the three months and nine months ended September 30, 2010, respectively, compared to $276 million and $755 million for the same periods in 2009. The decreases in net charge-offs were largely driven by an improved mix of loans in the existing portfolio driven by the workout of certain commercial real estate assets.

Commercial Real Estate

The commercial real estate portfolio consists of loans issued primarily to developers, homebuilders, and commercial real estate firms. Commercial real estate finance receivables and loans outstanding decreased slightly to $2.4 billion at September 30, 2010, compared to $2.5 billion at December 31, 2009.

The following table shows held-for-investment commercial real estate loans reported at gross carrying value by geographic region and property type.

	September 30, 2010	December 31, 2009
Geographic region
Texas	10.5%	11.2%
Florida	10.3	11.8
Michigan	9.8	8.5
California	9.6	9.8
Virginia	4.4	3.9
New York	3.9	3.7
Pennsylvania	3.8	3.4
Oregon	3.1	2.1
Georgia	2.4	2.1
Alabama	2.2	2.1
Other United States	26.0	26.2
United Kingdom	6.4	7.3
Canada	5.0	4.3
Germany	0.5	0.6
Other foreign	2.1	3.0

Total outstanding commercial real estate loans	100.0%	100.0%

Property type
Automobile dealerships	90.8%	84.3%
Residential	3.4	2.7
Land and land development	0.7	5.7
Apartments	—	2.9
Other	5.1	4.4

Total outstanding commercial real estate loans	100.0%	100.0%

Commercial Criticized Exposure

Exposures deemed criticized are loans classified as special mention, substandard, or doubtful. These classifications are based on regulatory definitions and generally represent loans within our portfolio that are of a higher default risk or have already defaulted. These loans require additional monitoring and review including specific actions to mitigate our potential economic loss.

The following table shows industry concentrations for held-for-investment commercial criticized loans reported at gross carrying value. Total criticized exposures were $3.6 billion and $4.9 billion at September 30, 2010, and December 31, 2009, respectively.

	September 30, 2010	December 31, 2009
Industry
Automotive	59.3%	50.1%
Banks and finance companies	11.2	2.0
Health/medical	9.3	7.9
Manufacturing	4.5	3.2
Real estate	3.8	6.1
Retail	3.1	2.7
Services	2.4	2.2
Electronics	1.6	1.8
All other (a)	4.8	24.0

Total commercial criticized loans	100.0%	100.0%

(a)	Includes resort finance, which represented 17.1% of the portfolio at December 31, 2009.

Total criticized exposure decreased $1.3 billion to $3.6 billion from December 31, 2009, primarily due to the sale of the resort finance portfolio, improvement in dealer credit quality, and continued mortgage asset dispositions. The increase in our automotive criticized concentration rate was solely due to the significant decrease in the overall criticized amounts outstanding at September 30, 2010, compared to December 31, 2009.

Allowance for Loan Losses

The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans.

	2010			2009
($ in millions)	Consumer	Commercial	Total	Consumer	Commercial	Total
Balance at July 1,	$1,779	$598	$2,377	$2,307	$994	$3,301
Charge-offs
Domestic	(248)	(98)	(346)	(682)	(244)	(926)
Foreign	(46)	(38)	(84)	(158)	(37)	(195)

Total charge-offs (a)	(294)	(136)	(430)	(840)	(281)	(1,121)

Recoveries
Domestic	71	4	75	62	5	67
Foreign	19	2	21	20	—	20

Total recoveries	90	6	96	82	5	87

Net charge-offs	(204)	(130)	(334)	(758)	(276)	(1,034)
Provision for loan losses (b)	86	(77)	9	537	143	680
Discontinued operations	—	(1)	(1)	22	3	25
Other	13	(10)	3	(2)	4	2

Balance at September 30, (c)	$1,674	$380	$2,054	$2,106	$868	$2,974

Allowance for loan losses to finance receivables and loans outstanding at September 30, (d)	2.9%	1.0%	2.1%	4.1%	2.5%	3.4%
Net charge-offs to average finance receivables and loans outstanding at September 30, (d)	1.5%	1.4%	1.4%	5.7%	3.3%	4.8%
Allowance for loan losses to total nonperforming finance receivables and loans at September 30, (d)	207.3%	48.4%	129.0%	61.3%	34.6%	50.0%
Ratio of allowance for loans losses to net charge-offs at September 30,	2.0	0.7	1.5	0.7	0.8	0.7

(a)	Includes net charge-offs on past due operating lease payments of $9 million and $0 million for the three months ended September 30, 2010 and 2009, respectively.
(b)	Includes $69 million benefit from the recognition of a recovery through provision upon the sale of the resort finance portfolio in September 2010.
(c)	Includes allowance of $15 million and $19 million based on $45 million and $61 million of past due operating lease payments at September 30, 2010, and December 31, 2009, respectively. Prior to December 31, 2009, there was no allowance recorded for past due operating lease payments.
(d)	Allowance coverage percentages are based on the allowance for loan losses related to loans held-for-investment excluding those loans held at fair value as a percentage of the unpaid principal balance, net of premiums and discounts.

	2010			2009
($ in millions)	Consumer	Commercial	Total	Consumer	Commercial	Total
Balance at January 1,	$1,664	$781	$2,445	$2,536	$897	$3,433
Cumulative effect of change in accounting principles (a)	222	—	222	—	—	—
Charge-offs
Domestic	(795)	(250)	(1,045)	(1,922)	(716)	(2,638)
Foreign	(157)	(91)	(248)	(773)	(55)	(828)

Total charge-offs (b)	(952)	(341)	(1,293)	(2,695)	(771)	(3,466)

Recoveries
Domestic	257	12	269	172	11	183
Foreign	54	11	65	49	5	54

Total recoveries	311	23	334	221	16	237

Net charge-offs	(641)	(318)	(959)	(2,474)	(755)	(3,229)
Provision for loan losses (c)	431	(56)	375	1,832	711	2,543
Discontinued operations	(1)	(3)	(4)	160	6	166
Other	(1)	(24)	(25)	52	9	61

Balance at September 30, (d)	$1,674	$380	$2,054	$2,106	$868	$2,974

Allowance for loan losses to finance receivables and loans outstanding at September 30, (e)	2.9%	1.0%	2.1%	4.1%	2.5%	3.4%
Net charge-offs to average finance receivables and loans outstanding at September 30, (e)	1.6%	1.2%	1.4%	6.0%	2.8%	4.7%
Allowance for loan losses to total nonperforming finance receivables and loans at September 30, (e)	207.3%	48.4%	129.0%	61.3%	34.6%	50.0%
Ratio of allowance for loans losses to net charge-offs at September 30,	2.0	0.9	1.6	0.6	0.9	0.7

(a)	Includes adjustment to the allowance due to adoption of ASU 2009-16, Accounting for Transfers of Financial Assets, and ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. Refer to Note 1 to the Condensed Consolidated Financial Statements for additional information.
(b)	Includes net charge-offs on past due operating lease payments of $31 million and $0 million for the nine months ended September 30, 2010 and 2009, respectively.
(c)	Includes $69 million benefit from the recognition of a recovery through provision upon the sale of the resort finance portfolio in September 2010.
(d)	Includes allowance of $15 million and $19 million based on $45 million and $61 million of past due operating lease payments at September 30, 2010, and December 31, 2009, respectively. Prior to December 31, 2009, there was no allowance recorded for past due operating lease payments.
(e)	Allowance coverage percentages are based on the allowance for loan losses related to loans held-for-investment excluding those loans held at fair value as a percentage of the unpaid principal balance, net of premiums and discounts.

The allowance for consumer loan losses at September 30, 2010, declined $432 million compared to September 30, 2009, reflecting the improved asset mix resulting from the strategic actions taken in late 2009 related to certain legacy mortgage loans. Partially offsetting this decline was an increase in the allowance for automotive loan losses due to increased loans outstanding.

The allowance for commercial loan losses declined $488 million at September 30, 2010, compared to September 30, 2009, primarily related to the sale of the resort finance portfolio, portfolio runoff in our liquidating commercial real estate portfolio, and improved portfolio credit quality due to improved dealer performance, strategic dealer exits, and the wind down of operations in several nonstrategic countries.

Allowance for Loan Losses by Type

The following table summarizes the allocation of the allowance for loan losses by product type.

	2010			2009
September 30, ($ in millions)	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of allowance for loan losses	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of allowance for loan losses
Consumer
Domestic
Automobile	$851	2.8	41.4	$707	5.7	23.8
1st Mortgage	351	4.9	17.1	591	5.7	19.9
Home equity	271	7.6	13.2	405	6.4	13.6

Total domestic	1,473	3.6	71.7	1,703	5.9	57.3

Foreign
Automobile	199	1.2	9.7	267	1.4	9.0
1st Mortgage	2	0.5	0.1	136	3.8	4.5
Home equity	—	—	—	—	—	—

Total foreign	201	1.2	9.8	403	1.8	13.5

Total consumer loans	1,674	2.9	81.5	2,106	4.1	70.8

Commercial
Domestic
Commercial and industrial	239	0.9	11.7	535	2.3	18.0
Commercial real estate	4	0.2	0.2	157	7.3	5.3

Total domestic	243	0.8	11.9	692	2.7	23.3

Foreign
Commercial and industrial	104	1.2	5.0	129	1.5	4.3
Commercial real estate	33	9.9	1.6	47	14.7	1.6

Total foreign	137	1.6	6.6	176	2.0	5.9

Total commercial loans	380	1.0	18.5	868	2.5	29.2

Total allowance for loan losses	$2,054	2.1	100.0	$2,974	3.4	100.0

Provision for Loan Losses

The following table summarizes the provision for loan losses by product type.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2010	2009	2010	2009
Consumer
Domestic
Automobile	$54	$99	$230	$207
1st Mortgage	(15)	246	57	940
Home equity	42	142	83	500

Total domestic	81	487	370	1,647

Foreign
Automobile	4	51	59	182
1st Mortgage	1	(1)	2	3
Home equity	—	—	—	—

Total foreign	5	50	61	185

Total consumer loans	86	537	431	1,832

Commercial
Domestic
Commercial and industrial (a)	(67)	191	(33)	317
Commercial real estate	—	(63)	(9)	276

Total domestic	(67)	128	(42)	593

Foreign
Commercial and industrial	(8)	16	(12)	115
Commercial real estate	(2)	(1)	(2)	3

Total foreign	(10)	15	(14)	118

Total commercial loans	(77)	143	(56)	711

Total provision for loans losses	$9	$680	$375	$2,543

(a)	Includes $69 million benefit from the recognition of a recovery through provision upon the sale of the resort finance portfolio in September 2010.

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

The following table summarizes our credit derivatives.

	September 30, 2010		December 31, 2009
($ in millions)	Contract/notional	Credit risk	Contract/notional	Credit risk
Credit derivatives
Purchased protection
Credit default swaps	$15	$1	$200	$2
Total return swaps	—	—	—	—

Total purchased protection	15	1	200	2

Written protection
Credit default swaps	40	(1)	90	—
Total return swaps	—	—	—	—

Total written protection	40	(1)	90	—

Total credit derivatives	$55	$—	$290	$2

We use credit derivatives to hedge credit risk and reduce risk concentrations on our balance sheet. We regularly monitor our counterparty credit risk on an absolute and net exposure basis. Overall, net credit risk decreased $2 million at September 30, 2010, compared to December 31, 2009, primarily due to changes in hedging activities in our international operations.

Market Risk

Our automotive financing, mortgage, and insurance activities give rise to market risk representing the potential loss in the fair value of assets or liabilities caused by movements in market variables, such as interest rates, foreign-exchange rates, equity prices, market perceptions of credit risk, and other market fluctuations that affect the value of securities and assets held-for-sale. We are primarily exposed to interest rate risk arising from changes in interest rates related to financing, investing, and cash management activities. More specifically, we enter into contracts to provide financing, to retain mortgage servicing rights, and to retain various assets related to securitization activities all of which are exposed in varying degrees to changes in value due to movements in interest rates. Interest rate risk arises from the mismatch between assets and the related liabilities used for funding. We enter into various financial instruments, including derivatives, to maintain the desired level of exposure to the risk of interest rate fluctuations. Refer to Note 16 to the Condensed Consolidated Financial Statements for further information.

We are exposed to foreign-currency risk arising from the possibility that fluctuations in foreign-exchange rates will affect future earnings or asset and liability values related to our global operations. Our most significant foreign-currency exposures relate to the Euro, the Canadian dollar, the British pound sterling, the Brazilian real, and the Mexican peso. We may enter into hedges to mitigate foreign exchange risk.

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

ALCO, the Asset-Liability Committee, is responsible for monitoring Ally’s liquidity position, funding strategies and plans, contingency funding plans, and counterparty credit exposure arising from financial transactions. ALCO delegates the planning and execution of liquidity management strategies to Corporate Treasury. We manage liquidity risk at the business segment, legal entity, and consolidated levels. Each reporting segment, along with Ally Bank and ResMor Trust, prepares periodic forecasts depicting anticipated funding needs and sources of funds with oversight and monitoring by Corporate Treasury. Corporate Treasury manages liquidity under baseline projected economic scenarios as well as more severe economically stressed environments. Corporate Treasury, in turn, plans and executes our funding strategies.

In addition, we have established internal management committees to assist senior leadership in monitoring and managing our liquidity positions and funding plans. The Liquidity Risk Council is responsible for monitoring liquidity risk tolerance while maintaining adequate liquidity and analyzing liquidity risk measurement standards, liquidity position and investment alternatives, funding plans, forecasted liquidity needs and related risks and opportunities, liquidity buffers, stress testing, and contingency funding. The Structured Funding Risk Council measures and monitors all risks associated with achieving securitization plans, including market, reputational, and credit risks.

We maintain excess liquidity available in the form of cash, highly liquid, unencumbered securities and available credit facility capacity that, taken together, are intended to allow us to operate and to meet our contractual obligations in the event of market-wide disruptions and enterprise-specific events. We maintain excess liquidity at various entities, including Ally Bank and Ally Financial Inc., the parent company, and consider regulatory and tax restrictions that may limit our ability to transfer funds across entities.

Funding Strategy

Our liquidity and ongoing profitability are largely dependent on our timely access to funding and the costs associated with raising funds in different segments of the capital markets. We continue to be extremely focused on maintaining and enhancing our liquidity. Our funding strategy primarily focuses on the development of diversified funding sources across a global investor base to meet all our liquidity needs and to ensure an appropriate maturity profile. These funding sources include unsecured debt capital markets, asset-backed securitizations, whole-loan sales, domestic and international committed and uncommitted bank lines, brokered certificates of deposits, and retail deposits. We also supplement these sources with a modest amount of short-term borrowings, including Demand Notes, unsecured bank loans, and repurchase arrangements. Creating funding from a wide range of sources across geographic locations strengthens our liquidity position and limits dependence on any single source. We evaluate funding markets on an ongoing basis to achieve an appropriate balance of unsecured and secured funding sources and the maturity profiles of both. In addition, we further distinguish our funding strategy between bank funding and holding company or nonbank funding.

Today, all new bank-eligible assets in the United States are being directed to Ally Bank in order to reduce and minimize our nonbanking exposures and funding requirements. During 2009, we received an expanded exemption from the Federal Reserve allowing Ally Bank to originate a limited amount of GM-related retail and wholesale assets subject to certain conditions. Previously, we were more limited in the GM-related assets that could be originated in Ally Bank due to Section 23A of the Federal Reserve Act. The restrictions of Section 23A would cease to apply to GM-related transactions if GM and Ally ceased to be deemed “affiliates” under applicable bank regulatory standards; this would then allow us to use bank funding for a wider array of our automotive finance assets and to provide a sustainable long-term funding channel for the business. If the restrictions of Section 23A continue into 2011 and we reach our exemption limit granted by the Federal Reserve, we would revert to funding a higher amount of retail and wholesale assets outside of Ally Bank through nonbank funding sources.

Bank Funding

At September 30, 2010, Ally Bank maintained cash liquidity of $4.1 billion and highly liquid U.S. federal government and U.S. agency securities of $3.3 billion, excluding certain securities that were encumbered at September 30, 2010. In addition, at September 30, 2010, Ally Bank had unused capacity in committed secured funding facilities of $7.5 billion, including $3.7 billion from a shared facility also available to the parent company. Our ability to access this unused capacity depends on having eligible assets to collateralize the incremental funding and, in some instances, the execution of interest rate hedges.

Maximizing bank funding is the cornerstone of our long-term liquidity strategy. We have made significant progress in migrating assets to Ally Bank and growing our retail deposit base since becoming a bank holding company. Growth in retail deposits is key to further reducing our cost of funds and decreasing our reliance on the capital markets and other sources of funding. We believe deposits provide a low-cost source of funds that are less sensitive to interest rate changes, market volatility, or changes in our credit ratings than other funding sources. We have continued to expand our deposit gathering efforts through our direct and indirect marketing channels. Current retail product offerings consist of a variety of savings products including certificates of deposits (CDs), savings accounts, and money market accounts, as well as an online checking product. In addition, we have brokered deposits, which are obtained through the use of third-party intermediaries. In the first nine months of 2010, the deposit base at Ally Bank grew $4.2 billion, ending the quarter at $33.0 billion from $28.8 billion at December 31, 2009. The growth in deposits is primarily attributable to our retail deposit portfolio. Strong retention rates have materially contributed to our growth in retail deposits during 2010. In the third quarter of 2010, we retained 88% of CD balances up for renewal during the quarter. In addition to retail and brokered deposits, Ally Bank has access to funding through a variety of other sources including FHLB advances, the Federal Reserve’s Discount Window, securitizations and private funding arrangements. At September 30, 2010, debt outstanding from the FHLB totaled $4.3 billion with no debt outstanding from the Federal Reserve. Also, as part of our liquidity and funding plans, Ally Bank utilizes certain securities as collateral to access funding from repurchase agreements with third parties. Funding from repurchase agreements is accounted for as debt on our Condensed Consolidated Balance Sheet. At September 30, 2010, and December 31, 2009, Ally Bank had no debt outstanding under repurchase agreements.

In the third quarter of 2010 we continued to be active in the securitization markets to finance our Ally Bank retail and wholesale automotive loans, completing three transactions that generated approximately $2.2 billion of funding. On a year-to-date basis through September 30, 2010, Ally Bank has completed eight automotive term asset-backed securitizations totaling $6.1 billion in funding. We intend to continue to utilize the securitization markets to finance our growing Ally Bank retail and wholesale automotive loan portfolio, while ensuring adequate available liquidity by maintaining committed secured facilities. At September 30, 2010, the total credit commitments capable of financing Ally Bank’s automotive loan portfolios were $12.0 billion, which includes $3.7 billion of commitments available to Ally Bank or the parent company. There was $4.5 billion of debt outstanding under these facilities at September 30, 2010.

In Canada, we are also focused on growing our deposit-raising platform. Through our ResMor Trust subsidiary (ResMor), we began raising deposits in 2009. ResMor launched its online deposit platform in September 2009, providing a variety of products under the Ally brand. At September 30, 2010, this retail deposit channel had deposits of $963 million. This is in addition to a brokered deposit product line that had a balance of $2.3 billion at September 30, 2010, compared to $1.5 billion at December 31, 2009.

Refer to Note 13 to the Condensed Consolidated Financial Statements for a summary of deposit funding by type.

Nonbank Funding

At September 30, 2010, the parent company maintained cash liquidity in the amount of $7.3 billion and unused capacity in committed credit facilities of $9.1 billion, excluding $3.7 billion from a shared facility that is also available to Ally Bank. Our ability to access unused capacity in secured facilities depends on having eligible assets to collateralize the incremental funding and, in some instances, the execution of interest rate hedges. For purposes of this section of the MD&A (Nonbank

Funding), parent company includes Ally consolidated less our Insurance operations, ResCap, and Ally Bank. As we shift our focus to growing bank funding capabilities in line with increasing asset originations at Ally Bank, we are similarly focused on minimizing uses of our parent company liquidity and reducing the amount of assets funded outside the bank. Funding sources at the parent company generally consist of longer-term unsecured debt, private credit facilities, asset-backed securitizations, and a modest amount of short-term borrowings.

Throughout 2010, we have targeted transactions in the unsecured debt markets to further strengthen the parent company liquidity position and to prefund upcoming debt maturities. In the first nine months of 2010, we raised $7.0 billion in the bond markets, including a $1.8 billion issuance in the third quarter. Slightly more than half of the $7.0 billion issued this year had a term of 10 years, while the remaining amount had a term of 5 years. In addition to the debt capital markets, we offer unsecured debt through two retail debt programs, known as SmartNotes and Demand Notes. SmartNotes are floating rate instruments, with fixed maturity dates ranging from 9 months to 30 years that we have issued through a network of participating broker-dealers. There was $10.0 billion and $10.9 billion of SmartNotes outstanding at September 30, 2010, and December 31, 2009, respectively.

We also obtain short-term unsecured funding from the sale of floating-rate demand notes under our Demand Notes program. The holder has the option to require us to redeem these notes at any time without restriction. Demand Notes outstanding were $1.8 billion at September 30, 2010, compared to $1.3 billion at December 31, 2009. Unsecured short-term bank loans also provide short-term funding. At September 30, 2010, we had $3.9 billion in short-term unsecured debt outstanding, an increase of $0.6 billion from December 31, 2009. Refer to Note 14 to the Condensed Consolidated Financial Statements for additional information about our outstanding short-term and long-term unsecured debt.

In our North American and International Automotive Finance operations, we maintain numerous credit facilities funded by a variety of financial institutions. In North America, our primary facility is a $7.9 billion syndicated facility that can fund U.S. and Canadian automotive retail and commercial loans, as well as leases. The facility is set to mature in June 2011. Historically, we have also had automotive whole-loan forward flow agreements that provide commitments from third parties to purchase U.S. automotive retail assets. However, the arrangements expired in 2010, with the final transaction completed under these arrangements in October 2010. During the first nine months of 2010, our U.S. term securitization issuance activity has been exclusively conducted through Ally Bank. Internationally, in the first nine months of 2010, we have been active in the public and private securitization markets, completing a total of eight transactions in Canada, Mexico, and Germany that raised approximately $5.4 billion in funding. In addition, in October 2010, we entered the German public securitization market with our first-ever public securitization of retail automotive loans in that market resulting in approximately $635 million in funding.

Recent Funding Developments

During the first nine months of 2010, we completed funding transactions totaling more than $30 billion and we renewed key existing funding facilities as we realized ready access to both the public and private markets. Key funding highlights from the first nine months of 2010 are as follows.

•

We issued over $7 billion of unsecured debt, which included issuances in both the U.S. and European markets. In the third quarter 2010, we issued $1.8 billion of unsecured long-term debt with a maturity of 10 years.

•

We raised over $12 billion from the sale of asset-backed securities publicly and privately in multiple jurisdictions. In the United States, we issued Ally Bank-sponsored transactions totaling $6.1 billion of which $2.2 billion was completed in the third quarter. We also completed $674 million of issuance supported by mortgage servicer advances and mortgage loans. Outside the United States, we issued approximately $5.4 billion through public and private automotive securitization transactions.

•

We created more than $11 billion of new committed credit capacity including $8.3 billion solely dedicated to fund automotive assets at Ally Bank and new mortgage facilities in the United States that provide committed credit capacity of $725 million. In the third quarter, we entered into new committed secured auto facilities in Canada and France that provide total capacity of $684 million and a new committed secured mortgage facility with total capacity of $125 million.

•

We renewed over $2 billion of key private funding facilities at our International Automotive Finance operations and Mortgage operations. In the third quarter, we renewed committed secured auto facilities in Europe and Mexico that provide total capacity of approximately $493 million.

Funding Sources

The following table summarizes debt and other sources of funding and the amount outstanding under each category for the periods shown.

($ in millions)	September 30, 2010	December 31, 2009
Secured financings	$42,305	$48,759
Institutional term debt	26,393	24,809
Retail debt programs (a)	14,192	14,622
Temporary Liquidity Guarantee Program (TLGP)	7,400	7,400
Bank loans and other	2,220	2,194

Total debt (b)	$92,510	$97,784

Bank deposits (c)	$35,442	$30,006

Off-balance sheet securitizations
Retail finance receivables	$—	$6,554
Mortgage loans	68,511	99,123

Total off-balance sheet securitizations	$68,511	$105,677

(a)	Primarily includes $9,960 million and $10,878 million of Ally SmartNotes at September 30, 2010, and December 31, 2009, respectively.
(b)	Excludes fair value adjustment as described in Note 19 to the Condensed Consolidated Financial Statements.
(c)	Includes consumer and commercial bank deposits and dealer wholesale deposits.

Refer to Note 14 to the Condensed Consolidated Financial Statements for a summary of the scheduled maturity of long-term debt at September 30, 2010.

Funding Facilities

We utilize both committed and uncommitted credit facilities. The financial institutions providing the uncommitted facilities are not legally obligated to advance funds under them. The amounts outstanding under our various funding facilities are included on our Condensed Consolidated Balance Sheet.

Funding Facilities — Operating Segment

Most of our committed capacity is concentrated in our Automotive Finance operations, which is consistent with our strategic focus. Our funding facility capacity for Mortgage operations is sourced from private bank facilities, the Federal Reserve Bank, and FHLB advances. Refer to Note 14 to the Condensed Consolidated Financial Statements for additional information on our funding facilities by operating segment.

Funding Facilities — Bank/Nonbank Funding

At September 30, 2010, Ally Bank’s total committed capacity was $12.0 billion of which $3.7 billion was available to both Ally Bank and the parent company, Ally Financial Inc. Each of these committed facilities has a 364-day maturity and is available to fund automotive receivables. Ally Bank’s largest facility is a $7.0 billion secured revolving syndicated credit facility that matures in April 2011. If this facility is not renewed, the outstanding debt will be repaid over time as the underlying collateral amortizes. At September 30, 2010, the amount outstanding under this facility was $3.5 billion. Ally Financial Inc.’s largest facility is a $7.9 billion secured revolving syndicated credit facility that matures in June 2011. If this facility is not renewed any remaining outstanding debt will become immediately due and payable. At September 30, 2010, the amount outstanding under this facility was $493 million. Other funding facilities available to Ally Bank are generally composed of Federal Reserve Bank and FHLB advances, as well as repurchase arrangements with third-party lenders.

	Total capacity		Unused capacity (a)		Outstanding
($ in billions)	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
Committed unsecured
Nonbank funding
Automotive Finance operations	$0.8	$0.8	$0.1	$0.1	$0.7	$0.7
Committed secured
Nonbank funding
Automotive Finance operations and other	17.8	32.0	9.0	9.0	8.8	23.0
Mortgage operations	1.7	2.1	0.6	0.4	1.1	1.7
Bank funding	8.3	—	3.8	—	4.5	—
Shared capacity (b)	3.7	4.0	3.7	3.2	—	0.8

Total committed facilities	32.3	38.9	17.2	12.7	15.1	26.2

Uncommitted unsecured
Nonbank funding
Automotive Finance operations	1.7	0.9	0.5	0.1	1.2	0.8
Uncommitted secured
Nonbank funding
Automotive Finance operations	0.4	0.4	—	0.1	0.4	0.3
Mortgage operations	—	0.2	—	0.2	—	—
Bank funding
Federal Reserve funding programs	3.6	7.8	3.6	2.8	—	5.0
Other facilities (c)	5.1	5.9	0.8	0.8	4.3	5.1

Total uncommitted facilities	10.8	15.2	4.9	4.0	5.9	11.2

Total facilities	43.1	54.1	22.1	16.7	21.0	37.4
Whole-loan forward flow agreements (d)	0.9	9.4	0.9	9.4	—	—

Total	$44.0	$63.5	$23.0	$26.1	$21.0	$37.4

(a)	Funding from committed secured facilities is available on request in the event excess collateral resides in certain facilities or is available to the extent incremental collateral is available and contributed to the facilities.
(b)	Funding is generally available for assets originated by Ally Bank or the parent company, Ally Financial Inc.
(c)	Included $5.1 billion and $5.9 billion of capacity from FHLB advances with $4.3 billion and $5.1 billion outstanding at September 30, 2010, and December 31, 2009, respectively.
(d)	Represents commitments of financial institutions to purchase U.S. automotive retail assets.

Committed Unsecured Funding Facilities

Revolving credit facilities — At September 30, 2010, we maintained $486 million of commitments in our U.S. unsecured revolving credit facility maturing June 2012. This facility was fully drawn. We also maintained $264 million of committed unsecured bank facilities in Canada and $48 million in Europe. The European facility expires in March 2011 while the Canadian facilities expire in June 2012.

Committed Secured Funding Facilities

Facilities for Automotive Finance Operations

Our nonbank secured revolving credit facility mentioned above includes a leverage ratio covenant that requires our reporting segments, excluding our Mortgage operations reporting segment, to have a ratio of consolidated borrowed funds to consolidated net worth not to exceed 11.0:1. For purposes of this calculation, the numerator is our total debt on a consolidated basis (excluding obligations of bankruptcy-remote special-purpose entities) less the total debt of our Mortgage operations reporting segment on our Condensed Consolidated Balance Sheet (excluding obligations of bankruptcy-remote special-purpose entities). The denominator is our consolidated net worth less our Mortgage operations consolidated net worth and certain extensions of credit from us to our Mortgage operations. At September 30, 2010, the leverage ratio was 2.7:1. The following table summarizes the calculation of the leverage ratio covenant.

September 30, 2010 ($ in millions)	Ally	Less: Mortgage operations	Adjusted leverage metrics
Consolidated borrowed funds
Total debt	$93,461	$14,378	$79,083
Less
Obligations of bankruptcy-remote SPEs	(32,305)	(3,096)	(29,209)
Intersegment eliminations	—	(1,319)	1,319

Consolidated borrowed funds used for leverage ratio	$61,156	$9,963	$51,193

Consolidated net worth
Total equity	20,977	1,954	19,023
Less
Intersegment credit extensions	71	—	71

Consolidated net worth used for leverage ratio	$21,048	$1,954	$19,094

Leverage ratio (a)			2.7

(a)	We remain subject to a leverage ratio as calculated prior to the formation of the June 2008 secured revolving credit facility but on significantly reduced debt balances relative to prior periods. At September 30, 2010, the leverage ratio as calculated based on that methodology was 2.9:1, which is based on a numerator of $61.2 billion and a denominator of $21.0 billion. This leverage ratio is based on consolidated Ally Financial Inc. information and does not exclude our Mortgage operations.

In addition to our syndicated revolving credit facilities, we also maintain various bilateral and multilateral credit facilities that fund our Automotive Finance operations. These are primarily private securitization facilities that fund a specific pool of assets. Some of the facilities have revolving commitments and allow for the funding of additional assets during the commitment period.

Facilities for Mortgage Operations

At September 30, 2010, we had capacity of $600 million to fund eligible mortgage servicing rights and capacity of $475 million to fund mortgage servicer advances. We also maintain an additional $600 million of committed capacity to fund mortgage loans.

Cash Flows

Net cash provided by operating activities was $11.5 billion for the nine months ended September 30, 2010, compared to $2.0 billion for the same period in 2009 reflecting the improved operating results in 2010. During the nine months ended September 30, 2010, the net cash inflow from sales and repayments of mortgage and automotive loans held-for-sale exceeded cash outflows from new originations and purchases of such loans by $6.2 billion. These activities resulted in a net cash outflow of $5.4 billion for the nine months ended September 30, 2009. This was primarily a result of new auto loan originations in 2010 primarily being classified as held-for-investment as opposed to held-for-sale in 2009.

Net cash used in investing activities was $3.6 billion for the nine months ended September 30, 2010, compared to net cash provided of $8.7 billion for the same period in 2009. Net cash flows associated with finance receivables and loans, including notes receivable from GM, decreased $20.9 billion during the nine months ended September 30, 2010, compared to the same period in 2009. These decreases were partially offset by an increase in cash received from sales and maturities of available-for-sale investment securities, net of purchases, of $8.5 billion during the nine months ended September 30, 2010, compared to the same period in 2009.

Net cash used in financing activities for the nine months ended September 30, 2010, totaled $11.3 billion, compared to $11.0 billion for the same period in 2009. Cash provided from new equity issuances was $8.7 billion in 2009. There were no similar equity issuances in 2010. Also contributing to the increase in net cash used was an increase of $3.9 billion in cash outflows to settle short-term debt obligations, and a decrease of $3.4 billion in cash provided by bank deposits in 2010, compared to 2009. Proceeds from the issuance of long-term debt increased $8.4 billion during the nine months ended September 30, 2010, while cash used to repay debt decreased $7.2 billion, as we managed our funding profile.

Regulatory Capital

Refer to Note 15 to the Condensed Consolidated Financial Statements.

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

Rating agency	Commercial paper	Senior debt	Outlook	Date of last action
Fitch	B	B	Positive	January 21, 2010(a)
Moody’s	Not-Prime	B3	Stable	February 5, 2010(b)
S&P	C	B	Stable	January 27, 2010(c)
DBRS	R-4	BB-Low	Stable	January 19, 2010(d)

(a)	Fitch upgraded our senior debt to B from CC, upgraded the commercial paper rating to B from C, and changed the outlook to Positive on January 21, 2010.
(b)	Moody’s upgraded our senior debt rating to B3 from Ca, affirmed the commercial paper rating of Not-Prime, and changed the outlook to Stable on February 5, 2010.
(c)	Standard & Poor’s upgraded our senior debt rating to B from CCC, affirmed the commercial paper rating of C, and changed the outlook to Stable on January 27, 2010.
(d)	DBRS upgraded our senior debt rating to BB-Low from CCC, upgraded the commercial paper rating to R-4 from R-5, and changed the outlook to Stable on January 19, 2010.

In addition, ResCap, our indirect wholly owned subsidiary, has ratings (separate from Ally) from the nationally recognized rating agencies. The following table summarizes ResCap’s current ratings and outlook by the respective agency.

Rating agency	Commercial paper	Senior debt	Outlook	Date of last action
Fitch	C	C	Watch-Positive	January 8, 2009(a)
Moody’s	Not-Prime	C	Stable	November 20, 2008(b)
S&P	C	CCC+	Stable	January 27, 2010(c)
DBRS	R-5	C	Review-Negative	November 21, 2008(d)

(a)	Fitch affirmed ResCap’s senior debt rating of C, affirmed the commercial paper rating of C, and changed the outlook to Watch-Positive on January 8, 2009.
(b)	Moody’s downgraded ResCap’s senior debt to C from Ca, affirmed the commercial paper rating of Not-Prime, and changed the outlook to Stable on November 20, 2008.
(c)	Standard & Poor’s upgraded ResCap’s senior debt rating to CCC+ from CC, affirmed the commercial paper rating of C, and changed the outlook to Stable on January 27, 2010.
(d)	DBRS affirmed ResCap’s senior debt rating to C, affirmed the commercial paper rating of R-5, and changed the outlook to Review-Negative on November 21, 2008.

Off-balance Sheet Arrangements

Refer to Note 9 to the Condensed Consolidated Financial Statements.

Critical Accounting Estimates

We identified critical accounting estimates that, as a result of judgments, uncertainties, uniqueness, and complexities of the underlying accounting standards and operations involved could result in material changes to our financial condition, results of operations, or cash flows under different conditions or using different assumptions.

Our most critical accounting estimates are as follows.

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

Fair Value of Financial Instruments

We follow the fair value hierarchy set forth in Note 19 to the Condensed Consolidated Financial Statements to prioritize the data used to measure fair value. We review and modify, as necessary, our fair value hierarchy classifications on a quarterly basis. As such, there may be reclassifications between hierarchy levels.

At September 30, 2010, approximately 20% of total assets ($34.0 billion) and approximately 5% of total liabilities ($7.5 billion) were recorded at fair value on either a recurring or a nonrecurring basis. Level 3 inputs were used to calculate the fair value of approximately 25% and 39% of these assets and liabilities, respectively. See Note 19 to the Condensed Consolidated Financial Statements for descriptions of valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models, and significant assumptions utilized.

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

At September 30, 2010, our Level 3 assets declined 37%, or $5.1 billion, and our Level 3 liabilities increased 80%, or $1.3 billion compared to December 31, 2009. The decline in Level 3 assets was primarily due to the $4.2 billion decline in loans held-for-sale measured at fair value on a nonrecurring basis at September 30, 2010, compared to December 31, 2009. During 2009, we reclassified mortgage loans with an unpaid principal balance of $8.5 billion from finance receivables and loans, net, to loans held-for-sale, net, because we changed our intent to hold these loans for the foreseeable future. As a result, we recognized a valuation loss of approximately $3.4 billion during 2009 when we adjusted these loans from their cost basis to their fair value. The valuation adjustments recognized in 2010 were not as significant. Also contributing to the decline in Level 3 assets were unfavorable mortgage servicing rights valuation results because of declining mortgage rates and portfolio runoff, fewer nonrecurring fair value measurements related to our commercial finance receivables and loans, and a decline in trading securities because ASU 2009-17 eliminated certain retained interests we had held. A partial offset to the overall decrease in the Level 3 assets was a $1.6 billion increase in consumer finance receivables and loans carried at fair value on a recurring basis because of a fair value option election. The increase in the consumer loans was primarily related to the implementation of ASU 2009-17. The implementation required several of our securitization structures previously held off-balance sheet to be consolidated as of January 1, 2010. Upon consolidation, we elected the fair value option for the consumer finance receivables and loans, as well as the related debt. The election made to the related debt was the primary reason the Level 3 liabilities increased $1.3 billion compared to December 31, 2009.

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

Net Interest Margin Tables

The following tables present an analysis of net interest margin excluding discontinued operations for the periods shown.

	2010			2009
Three months ended September 30, ($ in millions)	Average balance (a)	Interest income/ interest expense	Yield/rate (annualized)	Average balance (a)	Interest income/ interest expense	Yield/rate (annualized)
Assets
Interest-bearing cash and cash equivalents	$16,402	$22	0.53%	$14,898	$19	0.51%
Trading securities	224	5	8.86	917	62	26.82
Investment securities (b)	11,151	83	2.95	11,664	46	1.56
Loans held-for-sale, net	12,118	153	5.01	11,840	114	3.82
Finance receivables and loans, net (c) (d)	93,654	1,659	7.03	89,337	1,587	7.05
Investment in operating leases, net (e)	10,942	401	14.54	20,461	492	9.54

Total interest earning assets	144,491	2,323	6.38	149,117	2,320	6.17
Noninterest-bearing cash and cash equivalents	686			799
Other assets	39,304			30,576
Allowance for loan losses	(2,350)			(3,035)

Total assets	$182,131			$177,457

Liabilities
Interest-bearing deposit liabilities	$34,583	$172	1.97%	$25,378	$178	2.78%
Short-term borrowings	8,691	110	5.02	8,942	121	5.37
Long-term debt (f) (g) (h)	85,650	1,451	6.72	93,334	1,449	6.16

Total interest-bearing liabilities (g) (i)	128,924	1,733	5.33	127,654	1,748	5.43
Noninterest-bearing deposit liabilities	2,345			2,161
Other liabilities	30,050			21,989

Total liabilities	161,319			151,804
Total equity	20,812			25,653

Total liabilities and equity	$182,131			$177,457

Net financing revenue		$590			$572
Net interest spread (j)			1.05%			0.74%
Net interest spread excluding original issue discount (j)			2.12%			1.81%
Yield on interest earning assets (k)			1.62%			1.52%
Yield on interest earning assets excluding original issue discount (k)			2.47%			2.31%

(a)	Average balances are calculated using a combination of monthly and daily average methodologies.
(b)	Excludes income on equity investments of $5 million and $3 million at September 30, 2010 and 2009, respectively. Yields on available-for-sale debt securities are based on fair value as opposed to historical cost.
(c)	Nonperforming finance receivables and loans are included in the average balances. For information on our accounting policies regarding nonperforming status refer to Note 1 to the Consolidated Financial Statements in our 2009 Annual Report on Form 10-K.
(d)	Includes other interest income of $0 million and $1 million at September 30, 2010 and 2009, respectively.
(e)	Includes gains on sale of $162 million and $152 million during the three months ended September 30, 2010 and 2009, respectively. Excluding these gains on sale, the annualized yield would be 8.67% and 6.59% at September 30, 2010 and 2009, respectively.
(f)	Includes the effects of derivative financial instruments designated as hedges.
(g)	Average balance includes $3,607 million and $4,710 million related to original issue discount at September 30, 2010 and 2009, respectively. Interest expense includes original issue discount amortization of $311 million and $295 million during the three months ended September 30, 2010 and 2009, respectively.
(h)	Excluding original issue discount the rate on long-term debt was 5.07% and 4.67% at September 30, 2010 and 2009, respectively.
(i)	Excluding original issue discount the rate on total interest-bearing liabilities was 4.26% and 4.36% at September 30, 2010 and 2009, respectively.
(j)	Net interest spread represents the difference between the rate on total interest earning assets and the rate on total interest-bearing liabilities.
(k)	Yield on interest earning assets represents net financing revenue as a percentage of total interest earning assets.

	2010			2009
Nine months ended September 30, ($ in millions)	Average balance (a)	Interest income/ interest expense	Yield/rate (annualized)	Average balance (a)	Interest income/ interest expense	Yield/rate (annualized)
Assets
Interest-bearing cash and cash equivalents	$14,812	$54	0.49%	$14,463	$88	0.81%
Trading securities	246	12	6.52	1,038	119	15.33
Investment securities (b)	11,205	266	3.17	8,217	156	2.54
Loans held-for-sale, net	13,866	524	5.05	10,523	282	3.58
Finance receivables and loans, net (c) (d)	89,504	4,903	7.32	94,039	4,991	7.10
Investment in operating leases, net (e)	12,906	1,393	14.43	22,668	1,484	8.75

Total interest earning assets	142,539	7,152	6.71	150,948	7,120	6.31
Noninterest-bearing cash and cash equivalents	541			1,125
Other assets	38,862			31,379
Allowance for loan losses	(2,468)			(3,371)

Total assets	$179,474			$180,081

Liabilities
Interest-bearing deposit liabilities	$32,451	$485	2.00%	$22,545	$535	3.17%
Short-term borrowings	7,939	322	5.42	9,062	464	6.85
Long-term debt (f) (g) (h)	87,809	4,295	6.54	100,991	4,685	6.20

Total interest-bearing liabilities (g) (i)	128,199	5,102	5.32	132,598	5,684	5.73
Noninterest-bearing deposit liabilities	2,038			1,952
Other liabilities	28,515			21,077

Total liabilities	158,752			155,627
Total equity	20,722			24,454

Total liabilities and equity	$179,474			$180,081

Net financing revenue		$2,050			$1,436
Net interest spread (j)			1.39%			0.58%
Net interest spread excluding original issue discount (j)			2.46%			1.59%
Yield on interest earning assets (k)			1.92%			1.27%
Yield on interest earning assets excluding original issue discount (k)			2.77%			2.01%

(a)	Average balances are calculated using a combination of monthly and daily average methodologies.
(b)	Excludes income on equity investments of $13 million and $6 million at September 30, 2010 and 2009, respectively. Yields on available-for-sale debt securities are based on fair value as opposed to historical cost.
(c)	Nonperforming finance receivables and loans are included in the average balances. For information on our accounting policies regarding nonperforming status refer to Note 1 to the Consolidated Financial Statements in our 2009 Annual Report on Form 10-K.
(d)	Includes other interest income of $0 million and $56 million at September 30, 2010 and 2009, respectively.
(e)	Includes gains on sale of $548 million and $309 million during the nine months ended September 30, 2010 and 2009, respectively. Excluding these gains on sale, the annualized yield would be 8.75% and 6.93% at September 30, 2010 and 2009, respectively.
(f)	Includes the effects of derivative financial instruments designated as hedges.
(g)	Average balance includes $3,911 million and $4,997 million related to original issue discount at September 30, 2010 and 2009, respectively. Interest expense includes original issue discount amortization of $901 million and $828 million during the nine months ended September 30, 2010 and 2009, respectively.
(h)	Excluding original issue discount the rate on long-term debt was 4.95% and 4.87% at September 30, 2010 and 2009, respectively.
(i)	Excluding original issue discount the rate on total interest-bearing liabilities was 4.25% and 4.72% at September 30, 2010 and 2009, respectively.
(j)	Net interest spread represents the difference between the rate on total interest earning assets and the rate on total interest-bearing liabilities.
(k)	Yield on interest earning assets represents net financing revenue as a percentage of total interest earning assets.

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

While these statements represent our current judgment on what the future may hold and we believe these judgments are reasonable, these statements are not guarantees of any events or financial results, and Ally’s actual results may differ materially due to numerous important factors that are described in the most recent reports on Forms 10-K and 10-Q for Ally, each of which may be revised or supplemented in subsequent reports on Forms 10-Q and 8-K. Such factors include, among others, the following: our inability to repay our outstanding obligations to the U.S. Department of the Treasury, or to do so in a timely fashion and without disruption to our business; uncertainty of Ally’s ability to enter into transactions or execute strategic alternatives to realize the value of its Residential Capital, LLC (ResCap) operations; our inability to successfully accommodate the additional risk exposure relating to providing wholesale and retail financing to Chrysler dealers and customers and the resulting impact to our financial stability; uncertainty related to Chrysler’s and GM’s recent exits from bankruptcy; uncertainty related to the new financing arrangement between Ally and Chrysler; securing low cost funding for Ally and ResCap and maintaining the mutually beneficial relationship between Ally and GM, and Ally and Chrysler; our ability to maintain an appropriate level of debt and capital; the profitability and financial condition of GM and Chrysler; our ability to realize the anticipated benefits associated with our conversion to a bank holding company, and the increased regulation and restrictions that we are now subject to; continued challenges in the residential mortgage and capital markets; the potential for deterioration in the residual value of off-lease vehicles; the continuing negative impact on ResCap and our mortgage business generally due to the decline in the U.S. housing market; any impact resulting from delayed foreclosure sales or related matters; risks related to potential repurchase obligations due to alleged breaches of representations and warranties in mortgage securitization transactions; changes in U.S. government-sponsored mortgage programs or disruptions in the markets in which our mortgage subsidiaries operate; disruptions in the market in which we fund Ally’s and ResCap’s operations, with resulting negative impact on our liquidity; changes in our accounting assumptions that may require or that result from changes in the accounting rules or their application, which could result in an impact on earnings; changes in the credit ratings of ResCap, Ally, Chrysler, or GM; changes in economic conditions, currency exchange rates or political stability in the markets in which we operate; and changes in the existing or the adoption of new laws, regulations, policies or other activities of governments, agencies and similar organizations (including as a result of the recently enacted financial regulatory reform bill). Investors are cautioned not to place undue reliance on forward-looking statements. Ally undertakes no obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, future events or other such factors that affect the subject of these statements, except where expressly required by law.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Refer to the Market Risk section of Item 2, Management’s Discussion and Analysis.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), designed to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized, and reported within the specified time periods. As of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures. Based on our evaluation, Ally’s Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures were effective at September 30, 2010.

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

We are subject to potential liability under various governmental proceedings, claims, and legal actions that are pending or otherwise asserted against us. We are named as defendants in a number of legal actions, and we are occasionally involved in governmental proceedings arising in connection with our respective businesses. Some of the pending actions purport to be class actions. We establish reserves for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be higher or lower than any amounts reserved for the claims. On the basis of information currently available, advice of counsel, available insurance coverage, and established reserves, it is the opinion of management that the eventual outcome of the actions against us will not have a material adverse effect on our consolidated financial condition, results of operations, or cash flows. However, in the event of unexpected future developments, it is possible that the ultimate resolution of legal matters, if unfavorable, may be material to our consolidated financial condition, results of operations, or cash flows. Certain of these existing actions include claims related to various mortgage-backed securities offerings, which are described in more detail below.

Mortgage-Backed Securities Litigation

There are six cases relating to various mortgage-backed securities (MBS) offerings that are currently pending. Plaintiffs in these cases include Cambridge Place Investment Management Inc. (case pending in Suffolk County Superior Court, Massachusetts), The Charles Schwab Corporation (case pending in San Francisco County Superior Court, California), Federal Home Loan Bank of Chicago (case pending in Cook County Circuit Court, Illinois), Federal Home Loan Bank of Indianapolis (case pending in Marion County Superior Court, Indiana), New Jersey Carpenters Health Fund, et al. (a putative class action not yet certified pending in federal court in the Southern District of New York), and the West Virginia Investment Management Board (case pending in the Kanawha County Circuit Court, West Virginia). Each of the above cases include as defendants certain of our mortgage subsidiaries, and the New Jersey Carpenters case also includes as defendants certain current and former employees. The plaintiffs in all cases have alleged that the various defendant subsidiaries made misstatements and omissions in registration statements, prospectuses, prospectus supplements and other documents related to MBS offerings. The alleged misstatements and omissions typically concern underwriting standards. Plaintiffs claim that such misstatements and omissions constitute violations of state and/or federal securities law and common law including negligent misrepresentation and fraud. Plaintiffs seek monetary damages, and rescission.

There are two additional cases currently pending in the New York County Supreme Court where MBIA Insurance Corp. (MBIA) has alleged that two of our mortgage subsidiaries breached their contractual representations and warranties relating to the characteristics of the mortgage loans contained in certain insured MBS offerings. MBIA further alleges that the defendant subsidiaries failed to follow certain remedy procedures set forth in the contracts and improperly serviced the mortgage loans. Along with claims for breach of contract, MBIA alleges fraud, negligent misrepresentation, and breach of the duty of good faith and fair dealing.

All of the matters described above are at various procedural stages of litigation.

Item 1A.	Risk Factors

Other than with respect to the risk factors provided below, there have been no material changes to the Risk Factors described in our 2009 Annual Report on Form 10-K and subsequent quarterly report on Form 10-Q for the three months ended June 30, 2010.

Risks Related to Our Business

Our business and financial condition could be adversely affected as a result of our temporary suspension of mortgage foreclosure home sales and evictions in certain states.

On September 17, 2010, GMAC Mortgage, LLC (GMACM), an indirect wholly owned subsidiary of Ally Financial Inc., temporarily suspended mortgage foreclosure home sales and evictions and postponed hearings on motions for judgment in certain states. This decision was made after a procedural issue was detected in the execution of certain affidavits used in connection with judicial foreclosures in some but not all states. The issue relates to whether persons signing the affidavits had appropriately verified the information in them and whether they were signed in the immediate physical presence of a notary. In response to this and to enhance existing processes, GMACM has recently implemented supplemental procedures that are used in all new foreclosure cases to seek to ensure that affidavits are prepared in compliance with applicable law. GMACM is also reviewing all foreclosure files in all states prior to going to foreclosure sale.

Our review related to this matter is ongoing, and we cannot predict the ultimate impact of any deficiencies that have been or may be identified in our historical foreclosure processes. However, thus far we have not found any evidence of unwarranted foreclosures. There are potential risks related to these matters that extend beyond potential liability on individual foreclosure actions. Specific risks could include, for example, claims and litigation related to foreclosure file remediation and resubmission; claims from investors that hold securities that become adversely impacted by continued delays in the foreclosure process; actions by courts, state attorneys general or regulators to delay further the foreclosure process after submission of corrected affidavits; regulatory fines and sanctions; and reputational risks. If the magnitude of any negative impact related to the foregoing proves to be material, it could have an adverse affect on our business, results of operations, and financial position.

We may be required to repurchase mortgage loans or indemnify investors if we breach representations and warranties, which could harm our profitability.

When our mortgage subsidiaries sell mortgage loans through whole-loan sales or securitizations, we are required to make customary representations and warranties about the loans to the purchaser or securitization trust. These representations and warranties relate to, among other things, the ownership of the loan, the validity of the lien securing the loan, the loan’s compliance with the criteria for inclusion in the transaction, including compliance with underwriting standards or loan criteria established by the buyer, ability to deliver required documentation and compliance with applicable laws. Generally, the representations and warranties described above may be enforced at any time over the life of the loan. As the industry continues to experience higher repurchase requirements and additional investors begin to attempt to put back loans, a significant increase in activity beyond that experienced today, could have a material adverse affect on our business, results of operations, and financial position.

Certain of our mortgage subsidiaries face potential legal liability resulting from legal claims related to the sale of private-label mortgage-backed securities.

Claims related to private-label mortgage-backed securities (PLS) have been brought under federal and state securities laws (among other theories) and it is possible that additional similar claims will be brought in the future. The claims made to date are similar in some respects to the repurchase demands we have previously disclosed related to alleged breaches of representations and warranties our mortgage subsidiaries made in connection with mortgage loans they sold or securitized. Further, and as previously disclosed, the Federal Housing Finance Agency (FHFA), as conservator of Fannie Mae and Freddie Mac, announced on July 12, 2010, that it issued 64 subpoenas to various entities seeking documents related to PLS in which Fannie Mae and Freddie Mac had invested. Certain of our mortgage subsidiaries received such subpoenas. The FHFA has indicated that documents provided in response to the subpoenas will enable the FHFA to determine whether they believe issuers of PLS are potentially liable to Fannie Mae and Freddie Mac for losses they might have suffered. A final outcome in any existing or future legal proceeding related to the foregoing, if unfavorable, could result in additional liability, which could have a material adverse effect on our business, reputation, results of operations or financial condition.

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed on the accompanying Index of Exhibits are filed as a part of this report. This Index is incorporated herein by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 8th day of November 2010.

Ally Financial Inc. (Registrant)

/S/ JAMES G. MACKEY
James G. Mackey Interim Chief Financial Officer

/S/ DAVID J. DEBRUNNER
David J. DeBrunner Vice President, Chief Accounting Officer, and Corporate Controller

INDEX OF EXHIBITS

Exhibit	Description	Method of Filing
10.1	Auto Finance Operating Agreement, entered into on August 6, 2010, between Ally Financial Inc. and Chrysler Group LLC*	Filed herewith.
10.2	Capital and Liquidity Maintenance Agreement, entered into on October 29, 2010, between Ally Financial Inc., IB Finance Holding Company, LLC, Ally Bank and the Federal Deposit Insurance Corporation	Filed herewith.
12	Computation of Ratio of Earnings to Fixed Charges	Filed herewith.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

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