Form 10-Q/A
period 2009-06-30
Ally Financial Inc.
filed 2010-11-15
CIK 40729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Yes  ☐            No  ☑

At November 15, 2010, the number of shares outstanding of the Registrant’s common stock was 799,120 shares.

EXPLANATORY NOTE

Ally Financial Inc. (Ally) is filing this amendment No. 1 (the Amendment) to its Form 10-Q for the three months ended June 30, 2009, which was originally filed with the U.S. Securities and Exchange Commission on August 7, 2009. The sole purpose of the Amendment is to file amended Exhibits 10.4 and 10.5. Certain portions of information that was omitted from Exhibits 10.4 and 10.5 that were originally filed with the Form 10-Q pursuant to a request for confidential treatment under Rule 24b-2 have now been included. The new Exhibits 10.4 and 10.5 are the only changes being made to the Form 10-Q, and the information contained in this Amendment does not reflect events occurring subsequent to the filing of the Form 10-Q.

PART II—OTHER INFORMATION

Item 6.	Exhibits

The exhibits listed on the accompanying Index of Exhibits are filed as a part of this report. This Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 15th day of November 2010.

Ally Financial Inc.
(Registrant)

/s/ JAMES G. MACKEY
James G. Mackey
Interim Chief Financial Officer

/s/ DAVID J. DEBRUNNER
David J. DeBrunner
Vice President, Chief Accounting Officer, and Corporate Controller

EXHIBIT INDEX

Exhibit	Description	Method of Filing

10.4	Amended and Restated United States Consumer Financing Services Agreement, dated May 22, 2009, between GMAC Inc. and General Motors Corporation*	Filed herewith.

10.5	Amended and Restated Master Services Agreement, dated May 22, 2009, between GMAC Inc. and General Motors Corporation*	Filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

*	Certain confidential portions have been omitted pursuant to a confidential treatment request that has been separately filed with the Securities and Exchange Commission.

5