Form 10-K
period 2010-12-31
Ally Financial Inc.
filed 2011-02-25
CIK 40729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010, or

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
7.30% Public Income Notes (PINES) due March 9, 2031

Securities registered pursuant to Section 12(g) of the Act: None

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

Aggregate market value of voting and nonvoting common equity held by nonaffiliates: Ally Financial Inc. common equity is not registered with the Securities and Exchange Commission and there is no ascertainable market value for such common equity.

At February 25, 2011, the number of shares outstanding of the Registrant’s common stock was 1,330,970 shares.

Documents incorporated by reference. None.

INDEX

Ally Financial Inc. • Form 10-K

Part I

Ally Financial Inc. • Form 10-K

Item 1.	Business

General

Ally Financial Inc. (formerly GMAC Inc.) is a leading, independent, globally diversified, financial services firm with $172 billion in assets and operations in 37 countries. Founded in 1919, we are a leading automotive financial services company with over 90 years experience providing a broad array of financial products and services to automotive dealers and their customers. We are also one of the largest residential mortgage companies in the United States. We became a bank holding company on December 24, 2008, under the Bank Holding Company Act of 1956, as amended (the BHC Act). Our banking subsidiary, Ally Bank, is an indirect wholly owned subsidiary of Ally Financial Inc. and a leading franchise in the growing direct (online and telephonic) banking market, with $33.9 billion of deposits at December 31, 2010. The terms “Ally,” “the Company,” “we,” “our,” and “us” refer to Ally Financial Inc. and its subsidiaries as a consolidated entity, except where it is clear that the terms means only Ally Financial Inc.

Our Business

Global Automotive Services and Mortgage are our primary lines of business. Our Global Automotive Services business serves over 18,000 dealers globally with a wide range of financial services and insurance products. We have a dealer-focused business model that we believe makes us the preferred automotive finance company for thousands of automotive dealers. We have specialized incentive programs that are designed to encourage dealers to direct more of their business to us. In addition, we believe our longstanding relationship with General Motors Company (GM) has resulted in particularly strong relationships between us and thousands of dealers and extensive operating experience relative to other automotive finance companies.

Our mortgage business is a leading originator and servicer of residential mortgage loans in the United States and Canada.

Ally Bank, our direct banking platform, provides our Automotive Finance and Mortgage operations with a stable, low-cost funding source and facilitates prudent asset growth. Our focus is on building a stable deposit base driven by our compelling brand and strong value proposition. Ally Bank raises deposits directly from customers through a direct banking channel over the internet and by telephone. Ally Bank offers a full spectrum of deposit product offerings including certificates of deposit, savings accounts and money market accounts, as well as an online checking product. Ally Bank’s assets and operating results are divided between our North American Automotive Finance operations and Mortgage operations based on its underlying business activities.

Ally Financial Inc. • Form 10-K

The following table reflects the primary products and services offered by the continuing operations of each of our lines of business.

Global Automotive Services

Global Automotive Services includes our North American Automotive Finance operations, International Automotive Finance operations, and Insurance operations. Our Global Automotive Services business had $106.7 billion of assets at December 31, 2010, and generated $7.4 billion of total net revenue in 2010.

Our Global Automotive Services operations offer a wide range of financial services and insurance products to over 18,000 automotive dealerships and their retail customers. We have deep dealer relationships that have been built over our 90-year history and our dealer-focused business model encourages dealers to use our broad range of products through incentive programs like our Dealer Rewards program, which rewards individual dealers based on the depth and breadth of our relationship. Our automotive finance services include providing retail installment sales contracts, loans, and leases, offering term loans to dealers, financing dealer floorplans and other lines of credit to dealers, fleet leasing, and vehicle remarketing services. We also offer vehicle service contracts and commercial insurance primarily covering dealers’ wholesale vehicle inventories in the United States and internationally. We are a leading provider of vehicle service contracts with mechanical breakdown and maintenance coverages.

A significant portion of our Global Automotive Services business is conducted with or through GM- and Chrysler Group LLC (Chrysler)-franchised dealers and their customers.

On November 30, 2006, we entered into an agreement with GM that, subject to certain conditions and limitations, whenever GM offers vehicle financing and leasing incentives to customers, it would do so exclusively through Ally. Most recently, this agreement was modified on May 22, 2009. As a result of these modifications: (1) through December 31, 2010, GM could offer retail financing incentive programs through a third-party financing source under certain specified circumstances and, in some cases, subject to the limitation that pricing offered by the third party meets certain restrictions, and after December 31, 2010, GM can offer any incentive programs on a graduated basis through third parties on a nonexclusive, side-by-side basis with Ally provided that the pricing of the third parties meets certain requirements; (2) Ally will have no obligation to provide operating lease financing products; and (3) Ally will have no targets against which it could be assessed penalties. The modified agreement will expire on December 31, 2013. A primary objective of Ally under the agreement continues to be supporting distribution and marketing of GM products.

Ally Financial Inc. • Form 10-K

On August 6, 2010, we entered into an agreement with Chrysler (which replaced a term sheet that was originally effective on April 30, 2009) to make available automotive financing products and services to Chrysler dealers and customers. We are Chrysler’s preferred provider of new wholesale financing for dealer inventory in the United States, Canada, and Mexico, along with other international markets upon the mutual agreement of the parties. We provide dealer financing and services and retail financing to qualified Chrysler dealers and customers as we deem appropriate according to our credit policies and in our sole discretion. Chrysler is obligated to provide us with certain exclusivity privileges including the use of Ally for designated minimum threshold percentages of certain Chrysler retail financing subvention programs. The agreement extends through April 30, 2013, with automatic one-year renewals unless either we or Chrysler provides sufficient notice of nonrenewal. During 2010, Chrysler also selected Ally to be the preferred financing provider for Fiat vehicles in the United States. Under this agreement, our North American Automotive Finance operations will offer retail financing, leasing, wholesale financing, working capital and facility loans, and remarketing services for Fiat vehicles in the United States.

In 2010, we also further diversified our Global Automotive Services customer base by establishing agreements with other manufacturers. In March 2010, we were selected by Spyker Cars N.V., which purchased Saab Automobile from GM, as the preferred source of wholesale and retail financing for qualified Saab dealers and customers in North America and internationally. Additionally, in November 2010, we were selected as the recommended provider of finance and insurance products and services for Saab dealerships in the United States. In April 2010, we were selected by Thor Industries, Inc. (Thor) as the preferred financial provider for its recreational vehicles. Thor is the world’s largest manufacturer of recreation vehicles, including brands such as Damon, Four Winds, Airstream, Dutchmen, Komfort, Breckenridge, CrossRoads, General Coach, and Keystone RV.

Automotive Finance

Our North American Automotive Finance operations consist of our automotive finance operations in the United States and Canada. At December 31, 2010, our North American Automotive Finance operations had $81.9 billion of assets and generated $4.0 billion of total net revenue in 2010.

Our International Automotive Finance operations are in Europe, Latin America, and Asia. At December 31, 2010, our International Automotive Finance operations had $16.0 billion of assets and generated $1.0 billion of total net revenue in 2010. Through our longstanding relationship with GM, we have extensive experience operating in international markets and broad global capabilities. We currently originate loans in 15 countries. During 2010 and 2009, we have significantly streamlined our international presence to focus on strategic operations in five core markets: Germany, the United Kingdom, Brazil, Mexico, and China through our joint venture, GMAC-SAIC Automotive Finance Company Limited (GMAC-SAIC). In China, GMAC-SAIC is a leading automotive finance company with broad geographic coverage and a full suite of products. We own 40% of GMAC-SAIC. The other joint venture partners include Shanghai Automotive Group Finance Company LTD and Shanghai General Motors Corporation Limited.

Our success as an automotive finance provider is driven by the consistent and broad range of products and services we offer to dealers who originate loans and leases to their retail customers who are acquiring new and used automobiles. In the United States and Canada, Ally and other automotive finance providers purchase these loans and leases from automotive dealers. In other countries, we offer retail installment loans and leases directly to retail customers of the dealers. Automotive dealers are independently owned businesses and are our primary customer.

Automotive dealers require a full range of financial products, including new and used vehicle inventory financing, inventory insurance, working capital and capital improvement loans, and vehicle remarketing services to conduct their respective businesses as well as service contracts and guaranteed asset protection (GAP) insurance to offer their customers. We have consistently provided this full suite of products to the dealer.

For consumers, we offer retail automotive financing for new and used vehicles and leasing for new vehicles. In the United States, retail financing for the purchase of vehicles takes the form of installment sale financing. When we refer to consumer automobile loans in this document, we are including retail installment sales financing unless the context suggests otherwise. During 2010, we originated a total of 1.9 million automotive loans and leases worldwide totaling approximately $43.0 billion. We provided financing for 40% and 38% of GM’s and Chrysler’s North American retail sales including leases, respectively, and 22% of GM’s international retail sales including leases in countries where both GM and we operate and we had retail financing volume, excluding China. For additional information about our relationship and business transactions with GM, refer to Note 26 to the Consolidated Financial Statements and Item 13. Certain Relationships and Related Transactions, and Director Independence.

Ally Financial Inc. • Form 10-K

Our consumer automotive financing operations generate revenue through finance charges or lease payments and fees paid by customers on the retail contracts and leases. We also recognize a gain or loss on the remarketing of the vehicles financed through lease contracts. When the lease contract is originated, we estimate the residual value of the leased vehicle at lease termination. At lease termination, our actual sales proceeds from remarketing the vehicle may be higher or lower than the original estimate, which may be revised over time.

GM or Chrysler may elect as a marketing incentive to sponsor special financing programs for retail sales of their respective vehicles. The manufacturer can lower the financing rate paid by the customer on either a retail contract or a lease by paying us the present value of the difference between the customer rate and our standard market rates at contract inception. These marketing incentives are referred to as rate support or subvention. GM may also from time to time offer lease pull-ahead programs, which encourage consumers to terminate existing leases early if they acquire a new GM vehicle. As part of these programs, we waive all or a portion of the customer’s remaining payment obligation. In most cases, GM compensates us for a portion of the foregone revenue from those waived payments after consideration of the extent that our remarketing sale proceeds are higher than otherwise would be realized if the vehicle had been remarketed at lease contract maturity. Historically, the manufacturer elected to lower a customer’s lease payments through a residual support incentive program; in these instances, the manufacturer and we agreed to increase the projected value of the vehicle at the time the lease contract was signed, and the manufacturer reimbursed us if the remarketing sales proceeds were less than the adjusted residual value. We have not had any residual support incentive programs of material size on leases originated in 2009 or 2010 with any manufacturers.

Our commercial automotive financing operations primarily fund dealer purchases of new and used vehicles through wholesale or floorplan financing. During 2010, we financed an average of $30.5 billion of dealer vehicle inventory worldwide through wholesale or floorplan financings. We financed 86% and 75% of GM’s and Chrysler’s North American dealer inventory, respectively, during 2010, and 75% of GM’s international dealer inventory in countries where GM operates and we provide dealer inventory financing, excluding China. Additional commercial offerings include automotive dealer term loans, revolving lines of credit, and dealer fleet financing.

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

Insurance

Our Insurance operations offer both consumer and commercial insurance products sold primarily through the automotive dealer channel. As part of our focus on offering dealers a broad range of products, we provide vehicle extended service contracts and mechanical breakdown coverages and underwrite selected commercial insurance coverages in the United States and internationally, primarily covering dealers’ wholesale vehicle inventory, as well as personal automobile insurance in certain countries outside the United States. We sell vehicle extended service contracts with mechanical breakdown and maintenance coverages. Our Insurance operations had $8.8 billion of assets at December 31, 2010, and generated $2.4 billion of total net revenue in 2010.

Our vehicle extended service contracts for retail customers offer owners and lessees mechanical repair protection and roadside assistance for new and used vehicles beyond the manufacturer’s new vehicle warranty. These extended service contracts are marketed to the public through automotive dealerships and on a direct response basis in the United States and Canada. The extended service contracts cover virtually all vehicle makes and models. We also offer GAP products, which allow the recovery of a specified economic loss beyond the covered vehicle’s value in the event the vehicle is damaged and declared a total loss. Our U.K.-based Car Care Plan subsidiary provides automotive extended service contracts and GAP products in Europe and Latin America.

Wholesale vehicle inventory insurance for dealers provides physical damage protection for dealers’ floorplan vehicles. Dealers are generally required to maintain this insurance by their floorplan finance provider. We offer vehicle inventory insurance in the United States to virtually all new car franchised dealerships. Through our international operations, we

Ally Financial Inc. • Form 10-K

reinsure dealer vehicle inventory and other lines of insurance in Europe, Latin America, and Asia. International operations also manage a fee-focused insurance program through which commissions are earned from third-party insurers offering insurance products primarily to Ally customers worldwide.

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

Mortgage

Our Mortgage operations are now reported as two distinct segments: (1) Origination and Servicing operations and (2) Legacy Portfolio and Other operations. These operations are conducted through the mortgage operations of Ally Bank in the United States, ResMor Trust in Canada, and subsidiaries of the Residential Capital, LLC (ResCap) legal entity in the United States. Our Mortgage operations had $36.8 billion of assets at December 31, 2010, and generated $2.7 billion of total net revenue in 2010.

Origination and Servicing

Our Origination and Servicing operations is one of the leading originators of conforming and government-insured residential mortgage loans in the United States. We also originate and purchase high-quality government-insured residential mortgage loans in Canada. We are one of the largest residential mortgage loan servicers in the United States and we provide collateralized lines of credit to other mortgage originators, which we refer to as warehouse lending. We finance our mortgage loan originations primarily in Ally Bank in the United States and in ResMor Trust in Canada. During 2010, we originated or purchased approximately 300,000 mortgage loans totaling $69.5 billion in the United States: $61.5 billion through our network of correspondents and $8.0 billion through our retail and direct network, which includes our Ditech branded direct-to-consumer channel. We sell the conforming mortgages we originate or purchase in sales that take the form of securitizations guaranteed by the Federal National Mortgage Association (Fannie Mae) or the Federal Home Loan Mortgage Corporation (Freddie Mac), and sell government-insured mortgage loans we originate or purchase in securitizations guaranteed by the Government National Mortgage Association (Ginnie Mae) in the United States and sell the insured mortgages we originate in Canada as National Housing Act Mortgage-Backed Securities (NHA-MBS) issued under the Canada Mortgage and Housing Corporation’s NHA-MBS program or through whole-loan sales. Fannie Mae, Freddie Mac, and Ginnie Mae are collectively known as the Government-sponsored Enterprises or GSEs. We also selectively originate prime jumbo mortgage loans in the United States. In 2010, we sold $67.8 billion of mortgage loans guaranteed by the GSEs, or 94.6% of total loans sold. At December 31, 2010, we were the primary servicer of 2.4 million mortgage loans with an unpaid principal balance of $361 billion. Our Originating and Servicing operations had $24.5 billion of assets at December 31, 2010, and generated $1.8 billion of total net revenue during the year ended December 31, 2010.

Legacy Portfolio and Other

Our Legacy Portfolio and Other operations primarily consists of loans originated prior to January 1, 2009, and includes noncore business activities including discontinued operations, portfolios in runoff, and cash held in the ResCap legal entity. These activities, all of which we have discontinued, include, among other things: lending to real estate developers and homebuilders in the United States and the United Kingdom; purchasing, selling and securitizing nonconforming residential mortgage loans (with the exception of U.S. prime jumbo mortgage loans) in both the United States and internationally; certain conforming origination channels closed in 2008 and our mortgage reinsurance business. During 2009 and 2010, we performed a strategic review of our mortgage business. As a result of the review, we exited the European mortgage market through the sale of our United Kingdom and continental Europe operations. The sale of these operations was completed on October 1, 2010. We have substantially reduced the risk in our Mortgage operations since the onset of the housing crisis through a significant reduction in total assets, primarily through the runoff and divestiture of noncore businesses and assets. In 2010, we sold $1.6 billion in domestic legacy mortgage loans to investors through nonagency securitizations. At December 31, 2010, our Legacy Portfolio and Other operations had total assets of $12.3 billion that included $1.4 billion of

Ally Financial Inc. • Form 10-K

nonrecourse assets and cash, mortgage loans held-for-investment with a net carrying value of $8.9 billion, and mortgage loans held-for-sale with a net carrying value of $2.0 billion, which have been marked to their fair value at 47% of their unpaid principal balance on average. In addition, we have reached agreements with Freddie Mac and Fannie Mae, significantly limiting our repurchase obligations with each counterparty. Our Mortgage operations holds reserves of $830 million at December 31, 2010, for potential repurchase obligations related to potential breaches of representations and warranties.

Corporate and Other

Our Commercial Finance Group is included within Corporate and Other. Our Commercial Finance Group provides senior secured commercial lending products to small and medium sized businesses primarily in the United States. Corporate and Other also includes certain equity investments, the amortization of the discount associated with new debt issuances and bond exchanges, most notably from the December 2008 bond exchange, as well as the residual impacts of our corporate funds-transfer-pricing (FTP) and treasury asset liability management (ALM) activities.

Ally Bank

Ally Bank, our direct banking platform, provides our Automotive Finance and Mortgage operations with a stable, low-cost funding source and facilitates prudent asset growth. Ally Bank funded 64% of our U.S. retail automotive loans in the fourth quarter of 2010. At December 31, 2010, we had $33.9 billion of deposits including $21.8 billion of retail deposits sourced by Ally Bank. The focus on retail deposits and growth in our deposit base from $19.2 billion at the end of 2008 to $33.9 billion at the end 2010, combined with improving capital markets and a lower interest rate environment have contributed to a reduction in our cost of funds of approximately 100 basis points since the first quarter of 2009. Ongoing, our cost of funds will be influenced by changes in the level of deposits as well as the interest rate environment and the state of capital markets.

Ally Bank raises deposits directly from customers over the internet and by telephone, referred to as direct banking. Ally Bank has quickly become a leader in online banking with our recognizable brand, accessible 24/7 customer service, and a full spectrum of competitively priced products. We have attempted to distinguish Ally Bank with our “Talk Straight, Do Right, Be Obviously Better” branding and products that are “Easy to Use” with “No Fine Print, Hidden Fees, Rules, or Penalties”. Our products and customer experience have earned top honors from Money Magazine, Kiplinger’s Personal Finance Magazine, and Change Sciences Group.

We believe that Ally Bank is well-positioned to take advantage of the consumer-driven shift from branch to direct banking.

Industry and Competition

The financial services industry is highly competitive. We compete with other financial services providers including captive automotive finance companies, banks, savings and loan associations, credit unions, finance companies, mortgage banking companies, and insurance companies. Many of these competitors benefit from lower funding costs and frequently have fewer regulatory constraints. We also compete with other deposit-taking institutions such as banks, thrifts, and credit unions for deposits.

The automotive finance market is significant in size and consists of one of the most attractive financial asset classes. It generally performed well relative to other asset classes even during the recent economic downturn. We believe there are attractive opportunities for us to grow our automotive finance business. As a result of our strong market position, we are well positioned to benefit from the recovery in U.S. new vehicle sales coming out of the recessionary levels of 2009. In addition, we have recently focused on the fragmented used vehicle finance market, which offers further growth opportunities. Outside the United States, we are focusing on large and fast-growing markets including China, Mexico, and Brazil where, through our long-standing relationship with GM, we have already built significant market positions.

Our automotive service contract business premium growth is, and will continue to be, largely dependent on new vehicle sales, market penetration, and warranty coverage offered by automotive manufacturers. Similar to the automotive finance business, the automotive insurance market is driven by dealers; both consumer and commercial insurance products are sold primarily through automotive dealer channels.

According to the Insurance Information Institute, the property and casualty insurance industry is expected to record positive premium growth for 2011 and begin to recover from the aftermath of the recession. During 2010, the insurance marketplace experienced an increase in profitability due to improved equity investment asset values, which allowed the

Ally Financial Inc. • Form 10-K

industry to realize capital gains compared to capital losses taken during 2009. Offsetting the increase in realized capital gains were historically low interest rates and smaller dividends yielding less earnings from the investment portfolios than in the past.

Our focus in 2011 and future periods will be on sustaining our position as a leading originator and servicer of conforming and government-insured residential mortgage loans with limited expansion of our balance sheet while using agency securitizations to provide liquidity and continuing to align our origination and servicing platforms to take advantage of mortgage market reforms as they occur.

Certain Regulatory Matters

We are subject to various regulatory, financial, and other requirements of the jurisdictions in which our businesses operate. In light of recent conditions in the global financial markets, regulators have increased their focus on the regulation of the financial services industry. As a result, proposals for legislation that could increase the scope and nature of regulation of the financial services industry are possible. The following is a description of some of the primary laws and regulations that currently affect our business.

Bank Holding Company Status

On December 24, 2008, and in connection with the conversion of Ally Bank (formerly, GMAC Bank) from a Utah-chartered industrial bank into a Utah-chartered commercial state nonmember bank, Ally Financial Inc. (Ally) and IB Finance Holding Company, LLC (IB Finance) were each approved as bank holding companies under the BHC Act. IB Finance is the direct holding company for Ally’s FDIC-insured depository institution, Ally Bank. As a result, we are subject to the supervision and examination of the Board of Governors of the Federal Reserve System (the FRB). As a bank holding company, Ally must comply with various reporting requirements by the FRB and is subject to supervision and examination by the FRB. Ally must also comply with regulatory risk-based and leverage capital requirements, as well as various safety and soundness standards imposed by the FRB, and is subject to certain statutory restrictions concerning the types of assets or securities it may own and the activities in which it may engage. The FRB has the authority to issue orders to bank holding companies to cease and desist from unsafe or unsound banking practices and from violations of laws, rules, regulations, or conditions imposed in writing by the FRB. The FRB is also empowered to assess civil money penalties against institutions or individuals who violate any laws, regulations, orders, or written agreements with the FRB; to order termination of certain activities of bank holding companies or their subsidiaries; and to order termination of ownership and control of a nonbanking subsidiary by a bank holding company. In addition, as a bank that is not a member of the Federal Reserve System, Ally Bank is subject to regulation and examination primarily by the Federal Deposit Insurance Corporation (FDIC) and the Utah Department of Financial Institutions (the UDFI). This regulatory oversight is established to protect depositors, the FDIC’s Deposit Insurance Fund, and the banking system as a whole, not security holders. Ally’s nonbank subsidiaries generally are subject to regulation by their functional regulators including the applicable state insurance regulatory agencies in the case of our insurance subsidiaries, and the Securities and Exchange Commission (SEC), the Financial Industry Regulatory Authority, and/or state securities regulators in the case of our securities subsidiaries, as well as by the FRB. Our foreign subsidiaries are subject to regulation by applicable foreign regulatory agencies.

•

Permitted Activities — As a bank holding company, subject to certain exceptions, we are not permitted to acquire more than 5% of any class of voting shares of any nonaffiliated FDIC-insured depository institution or more than 25% of any other company without first obtaining FRB approval. Furthermore, the activities of Ally must be generally limited to banking or to managing or controlling banks or other companies engaged in activities deemed closely related to banking or otherwise permissible under the BHC Act. Likewise, Ally generally may not hold more than 5% of any class of voting shares of any company unless that company’s activities conform with the above requirements. Upon our bank holding company approval on December 24, 2008, we were permitted an initial two-year grace period to bring our activities and investments into conformity with these restrictions. This initial grace period expired in December 2010; however, the FRB has granted a one-year extension expiring in December 2011. We will be permitted to apply to the FRB for two additional one-year extensions. Absent further extensions, certain of Ally’s existing activities and investments deemed impermissible under the BHC Act must be terminated or disposed of by the expiration of the grace period and any extensions. For further information, refer to Item 1A. Risk Factors.

•

Gramm-Leach-Bliley Act — The enactment of the Gramm-Leach-Bliley Act of 1999 (GLB Act) eliminated large parts of a regulatory framework that had its origins in the Depression era of the 1930s. Effective with its enactment,

Ally Financial Inc. • Form 10-K

new opportunities became available for banks, other depository institutions, insurance companies, and securities firms to enter into combinations that permit a single financial services organization to offer customers a more comprehensive array of financial products and services. To further this goal, the GLB Act amended the BHC Act by providing a new regulatory framework applicable to “financial holding companies,” which are bank holding companies that meet certain qualifications and elect financial holding company status. The FRB regulates, supervises, and examines financial holding companies, as it does all bank holding companies. However, insurance and securities activities conducted by a financial holding company or its nonbank subsidiaries are regulated primarily by functional regulators. As a bank holding company, we are eligible to elect financial holding company status subject to satisfying certain regulatory requirements applicable to us and to Ally Bank (and any depository institution subsidiary that we may acquire in the future). As a financial holding company, Ally would then be permitted to engage in a broader range of financial and related activities than those that are permissible for bank holding companies, in particular, securities, insurance, and merchant banking activities. However, we have not yet elected to become a financial holding company.

•

Dodd-Frank Wall Street Reform and Consumer Protection Act — On July 21, 2010, the President of the United States signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act). The Dodd-Frank Act will have material implications for Ally and the entire financial services industry. Among other things, it will or potentially could:

•	result in Ally being subject to enhanced oversight and scrutiny as a result of being a bank holding company with $50 billion or more in consolidated assets;

•

result in the appointment of the FDIC as receiver of Ally in an orderly liquidation proceeding, if the Secretary of the Treasury, upon recommendation of two-thirds of the FRB and the FDIC and in consultation with the President of the United States, finds Ally to be in default or danger of default;

•	affect the levels of capital and liquidity with which Ally must operate and how it plans capital and liquidity levels;

•	subject Ally to new and/or higher fees paid to various regulatory entities, including but not limited to deposit insurance fees to the FDIC;

•	impact Ally’s ability to invest in certain types of entities or engage in certain activities;

•	impact a number of Ally’s business and risk management strategies;

•	restrict the revenue that Ally generates from certain businesses; and

•	subject Ally to a new Consumer Financial Protection Bureau, which will have very broad rule-making and enforcement authorities.

•

Capital Adequacy Requirements — Ally and Ally Bank are subject to various guidelines as established under FRB and FDIC regulations. Refer to Note 22 to the Consolidated Financial Statements for additional information. See also Basel Capital Accord below.

•

Limitations on Bank Holding Company Dividends and Capital Distributions — Utah law (and, in certain instances, federal law) places restrictions and limitations on the amount of dividends or other distributions payable by our banking subsidiary, Ally Bank, to Ally. With respect to dividends payable by Ally to its shareholders, it is the policy of the FRB that bank holding companies should pay cash dividends on common stock only out of current operating earnings and only if prospective earnings retention is consistent with the organization’s expected future needs and financial conditions. The federal bank regulatory agencies are also authorized to prohibit a banking subsidiary or bank holding company from engaging in unsafe or unsound banking practices and, depending upon the circumstances, could find that paying a dividend or making a capital distribution would constitute an unsafe or unsound banking practice.

Ally Financial Inc. • Form 10-K

•

Transactions with Affiliates — Certain transactions between Ally Bank and any of its nonbank “affiliates,” including but not limited to Ally and ResCap, are subject to federal statutory and regulatory restrictions. Pursuant to these restrictions, unless otherwise exempted, “covered transactions” including Ally Bank’s extensions of credit to and asset purchases from its nonbank affiliates, generally (1) are limited to 10% of Ally Bank’s capital stock and surplus with an aggregate limit of 20% of Ally Bank’s capital stock and surplus for all such transactions; (2) in the case of certain credit transactions, are subject to stringent collateralization requirements; (3) in the case of asset purchases by Ally Bank, may not involve the purchase of any asset deemed to be a “low quality asset” under federal banking guidelines; and (4) must be conducted in accordance with safe-and-sound banking practices (collectively, the Affiliate Transaction Restrictions). Under the Dodd-Frank Act, among other changes to Sections 23A and 23B of the Federal Reserve Act, credit exposures resulting from derivatives transactions and securities lending and borrowing transactions will be treated as “covered transactions.” These changes are expected to become effective in July 2012. Furthermore, there is an “attribution rule” that provides that a transaction between Ally Bank and a third party will be treated as a transaction between Ally Bank and a nonbank affiliate to the extent that the proceeds of the transaction are used for the benefit of or transferred to a nonbank affiliate of Ally Bank.

Because Ally controls Ally Bank, Ally is an affiliate of Ally Bank for purposes of the Affiliate Transaction Restrictions. Thus, retail financing transactions by Ally Bank involving vehicles for which Ally Financial provided floorplan financing are subject to the Affiliate Transaction Restrictions because the proceeds of the retail financings are deemed to benefit, and are ultimately transferred to, Ally Financial.

The FRB is authorized to exempt, in its discretion, transactions or relationships from the requirements of these rules if it finds such exemptions to be in the public interest and consistent with the purposes of the rules. The FRB has granted several such exemptions to Ally Bank. However, the existing exemptions are subject to various conditions and any requests for future exemptions may not be granted. Moreover, these limited exemptions generally do not encompass consumer leasing or used vehicle financing. Since there is no assurance that Ally Bank will be able to obtain future exemptions or waivers with respect to these restrictions, the ability to grow Ally Bank’s business will be affected by the Affiliate Transaction Restrictions and the conditions set forth in the existing exemption letters.

•

Source of Strength — Pursuant to FRB policy and regulations, the Federal Deposit Insurance Act (effective as of July 21, 2011), and under the Parent Company Agreement (PA) and the Capital and Liquidity Maintenance Agreement (CLMA) as described in Note 22 to the Consolidated Financial Statements, Ally is expected to act as a source of strength to Ally Bank and is required to commit necessary capital and liquidity to support Ally Bank. This support may be required at inopportune times for Ally.

Basel Capital Accord

The minimum risk-based capital requirements adopted by the federal banking agencies follow the Capital Accord of the Bank for International Settlements’ Basel Committee on Banking Supervision (Basel Committee). The Capital Accord was published in 1988 and generally applies to depository institutions and their holding companies in the United States. In 2004, the Basel Committee published a revision to the Capital Accord (Basel II). The goal of the Basel II capital rules is to provide more risk-sensitive regulatory capital calculations and promote enhanced risk management practices among large, internationally active banking organizations. U.S. banking regulators published final Basel II rules in December 2007. Ally is required to comply with the Basel II rules as implemented by the U.S. banking regulators. Prior to full implementation of the Basel II rules, Ally is required to complete a qualification period of four consecutive quarters during which it needs to demonstrate that it meets the requirements of the rules to the satisfaction of its primary U.S. banking regulator. The U.S. implementation timetable consists of the qualification period followed by a minimum transition period of three years. During the transition period, Basel II risk-based capital requirements cannot fall below certain floors based on pre-existing capital regulations (Basel I). Ally is currently in the qualification period and expects to be in compliance with all relevant Basel II rules within the established timelines.

In addition to Basel II, the Basel Committee recently adopted new capital, leverage, and liquidity guidelines under the Basel Accord (Basel III) that when implemented in the United States may have the effect of raising capital requirements beyond those required by current law and the Dodd-Frank Act. Basel III increases the minimum Tier 1 common equity ratio to 4.5%, net of regulatory deductions, and introduces a capital conservation buffer of an additional 2.5% of common equity to risk-weighted assets raising the target minimum common equity ratio to 7.0%. Basel III increases the minimum Tier 1 capital

Ally Financial Inc. • Form 10-K

ratio to 8.5% inclusive of the capital conservation buffer, increases the minimum total capital ratio to 10.5% inclusive of the capital buffer, and introduces a countercyclical capital buffer of up to 2.5% of common equity or other fully loss absorbing capital for periods of excess credit growth. Basel III also introduces a nonrisk adjusted Tier 1 leverage ratio of 3%, based on a measure of the total exposure rather than total assets, and new liquidity standards. The Basel III capital, leverage, and liquidity standards will be phased in over a multiyear period. The Basel III rules, when implemented, will also impose a 15% cap on the amount of Tier 1 capital that can be met, in the aggregate, through significant investments in the common shares of unconsolidated financial subsidiaries, mortgage servicing rights (MSRs), and deferred tax assets through timing differences. In addition, under Basel III rules, after a ten-year phase out period beginning on January 13, 2013, trust preferred and other “hybrid” securities will no longer qualify as Tier 1 capital.

Troubled Asset Relief Program

As part of the Automotive Industry Financing Program created under the Troubled Asset Relief Program (TARP) established by the U.S. Department of Treasury (the Treasury) under the Emergency Economic Stabilization Act of 2008 (the EESA), Ally has entered into agreements pursuant to which the Treasury has purchased preferred stock and trust preferred securities of Ally. As a result of these investments, subject to certain exceptions, Ally and its subsidiaries are generally prohibited from paying certain dividends or distributions on, or redeeming, repurchasing, or acquiring any common stock without consent of the Treasury. Ally has further agreed that until the Treasury ceases to hold Ally preferred stock, Ally will comply with certain restrictions on executive privileges and compensation. Ally must also take all necessary action to ensure that its corporate governance and benefit plans with respect to its senior executive officers comply with Section 111(b) of the EESA as implemented by any guidance or regulation under the EESA, as amended by the American Recovery and Reinvestment Act of 2009, which was signed into law on February 17, 2009, as implemented by the Interim Final Rule issued by the Treasury on June 15, 2009. For further details regarding these restrictions on compensation as a result of TARP investments, refer to the Compensation Discussion and Analysis in Item 11.

Depository Institutions

On December 24, 2008, Ally Bank received approval from the UDFI to convert from an industrial bank to a commercial nonmember state-chartered bank. Ally Bank’s deposits are insured by the FDIC, and Ally Bank is required to file periodic reports with the FDIC concerning its financial condition. Total assets of Ally Bank were $70.3 billion and $55.3 billion at December 31, 2010 and 2009, respectively.

As a commercial nonmember bank chartered by the State of Utah, Ally Bank is subject to various regulatory capital adequacy requirements administered by state and federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on Ally Bank’s results of operations and financial condition. At December 31, 2010, we were in compliance with our regulatory capital requirements. For an additional discussion of capital adequacy requirements, refer to Note 22 to the Consolidated Financial Statements.

International Banks, Finance Companies, and Other Non-U.S. Operations

Certain of our foreign subsidiaries operate in local markets as either banks or regulated finance companies and are subject to regulatory restrictions. These regulatory restrictions, among other things, require that our subsidiaries meet certain minimum capital requirements and may restrict dividend distributions and ownership of certain assets. Total assets of our regulated international banks and finance companies were approximately $14.5 billion and $13.6 billion at December 31, 2010 and 2009, respectively. In addition, the BHC Act imposes restrictions on Ally’s ability to invest equity abroad without FRB approval. Many of our other operations are also heavily regulated in many jurisdictions outside the United States.

U.S. Mortgage Business

Our U.S. mortgage business is subject to extensive federal, state, and local laws, rules, and regulations in addition to judicial and administrative decisions that impose requirements and restrictions on this business. As a Federal Housing Administration lender, certain of our U.S. mortgage subsidiaries are required to submit audited financial statements to the Department of Housing and Urban Development on an annual basis. It is also subject to examination by the Federal Housing Commissioner to assure compliance with Federal Housing Administration regulations, policies, and procedures. The federal, state, and local laws, rules, and regulations to which our U.S. mortgage business is subject, among other things, impose licensing obligations and financial requirements; limit the interest rates, finance charges, and other fees that can be charged;

Ally Financial Inc. • Form 10-K

regulate the use of credit reports and the reporting of credit information; impose underwriting requirements; regulate marketing techniques and practices; require the safeguarding of nonpublic information about customers; and regulate servicing practices, including the assessment, collection, foreclosure, claims handling, and investment and interest payments on escrow accounts. In addition, proposals have been enacted in the U.S. Congress and are under consideration by various regulatory authorities that would affect the manner in which GSEs conduct their business. Recently, the Obama administration released a report that recommended winding down Fannie Mae and Freddie Mac.

Insurance Companies

Our Insurance operations are subject to certain minimum aggregate capital requirements, net asset restrictions, and dividend restrictions under applicable state and foreign insurance law, and the rules and regulations promulgated by various U.S. and foreign regulatory agencies. Under various state and foreign insurance regulations, dividend distributions may be made only from statutory unassigned surplus with approvals required from the regulatory authorities for dividends in excess of certain statutory limitations. In addition, the BHC Act imposes restrictions on our ability to invest equity abroad without FRB approval.

Other Regulations

Some of the other more significant regulations that we are subject to include:

•

Privacy — The GLB Act imposes additional obligations on us to safeguard the information we maintain on our customers and permits customers to “opt-out” of information sharing with third parties. Regulations have been issued by several agencies that establish obligations to safeguard information. In addition, several states have enacted even more stringent privacy legislation. If a variety of inconsistent state privacy rules or requirements are enacted, our compliance costs could increase substantially.

•

Fair Credit Reporting Act — The Fair Credit Reporting Act provides a national legal standard for lenders to share information with affiliates and certain third parties and to provide firm offers of credit to consumers. In late 2003, the Fair and Accurate Credit Transactions Act was enacted, making this preemption of conflicting state and local law permanent. The Fair Credit Reporting Act was also amended to place further restrictions on the use of information sharing between affiliates, to provide new disclosures to consumers when risk-based pricing is used in the credit decision, and to help protect consumers from identity theft. All of these provisions impose additional regulatory and compliance costs on us and reduce the effectiveness of our marketing programs.

•

Truth in Lending Act — The Truth in Lending Act (TILA), as amended, and the Federal Reserve’s Regulation Z, which implements TILA, require lenders to provide borrowers with uniform, understandable information concerning terms and conditions in certain credit transactions. These rules apply to Ally and its subsidiaries in transactions in which they extend credit to consumers and require, in the case of certain mortgage and automotive financing transactions, conspicuous disclosure of the finance charge and annual percentage rate, if any. In addition, if an advertisement for credit states specific credit terms, Regulation Z requires that such advertisement state only those terms that actually are or will be arranged or offered by the creditor. Failure to comply with TILA can result in criminal and civil penalties.

•

Sarbanes-Oxley Act — The Sarbanes-Oxley Act of 2002 implements a broad range of corporate governance and accounting measures designed to promote honesty and transparency in corporate America. The principal provisions of the act include, among other things, (1) the creation of an independent accounting oversight board; (2) auditor independence provisions that restrict nonaudit services that accountants may provide to their audit clients; (3) additional corporate governance and responsibility measures including the requirement that the chief executive officer and chief financial officer certify financial statements; (4) the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve-month period following initial publication of any financial statements that later require restatement; (5) an increase in the oversight of and enhancement of certain requirements relating to audit committees and how they interact with the independent auditors; (6) requirements that audit committee members must be independent and are barred from accepting consulting, advisory, or other compensatory fees from the issuer; (7) requirements that companies disclose whether at least one member of the audit committee is a “financial expert” (as defined by the SEC) and, if not, why the audit committee does not have a financial expert; (8) a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions, on nonpreferential terms and in compliance

Ally Financial Inc. • Form 10-K

with other bank regulatory requirements; (9) disclosure of a code of ethics; (10) requirements that management assess the effectiveness of internal control over financial reporting and that the Independent Registered Public Accounting firm attest to the assessment; and (11) a range of enhanced penalties for fraud and other violations.

•

USA PATRIOT Act/Anti-Money-Laundering Requirements — In 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (USA PATRIOT Act) was signed into law. Title III of the USA PATRIOT Act amends the Bank Secrecy Act and contains provisions designed to detect and prevent the use of the U.S. financial system for money laundering and terrorist financing activities by, among other things, imposing additional compliance obligations on bank holding companies, banks, trust companies, and securities broker-dealers. Pursuant to these laws, it is the obligation of covered institutions to identify their clients, monitor for and report on suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies, and share information with other financial institutions. To comply with applicable obligations, we have implemented necessary internal practices, procedures, and controls.

•	Other — Our Mortgage operations have subsidiaries that are required to maintain regulatory capital requirements under agreements with the GSEs and the Department of Housing and Urban Development.

Employees

We had approximately 14,400 and 18,800 employees worldwide at December 31, 2010 and 2009, respectively.

Additional Information

The results of operations for each of our reportable operating segments and the products and services offered are contained in the individual business operations sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations. Financial information related to reportable operating segments and geographic areas is provided in Note 28 to the Consolidated Financial Statements.

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K (and amendments to these reports) are available on our internet website, free of charge, as soon as reasonably practicable after the reports are electronically filed with or furnished to the SEC. These reports are available at www.ally.com. Choose Investor Relations and then SEC Filings (under About Ally). These reports can also be found on the SEC website at www.sec.gov.

Item 1A.	Risk Factors

Our businesses face many risks and uncertainties, any of which could result in a material adverse effect on our results of operations or financial condition. We believe that the most significant of the risks and uncertainties that we face are described below. This Form 10-K is qualified in its entirety by these risk factors.

Risks Related to Regulation

Our business, financial condition, and results of operations could be adversely affected by regulations to which we are subject as a result of our bank holding company status.

On December 24, 2008, the Board of Governors of the Federal Reserve System (the FRB) approved our application to become a bank holding company under the Bank Holding Company Act of 1956, as amended (the BHC Act). Many of the regulatory requirements to which we are subject as a bank holding company were not previously applicable to us and have and will continue to require significant expense and devotion of resources to fully implement processes that will be necessary to ensure compliance. Compliance with such laws and regulations involves substantial costs and may adversely affect our ability to operate profitably. Recent events, particularly in the financial and real estate markets, have resulted in bank regulatory agencies placing increased focus and scrutiny on participants in the financial services industry, including us. For a description of our regulatory requirements, see Certain Regulatory Matters in Item 1. Business.

Ally is subject to ongoing supervision by the FRB, and Ally Bank by the FDIC and Utah Department of Financial Institutions (the Utah DFI), in each case, through regular examinations and other means that allow the regulators to gauge management’s ability to identify, assess, and control risk in all areas of operations in a safe-and-sound manner and to ensure compliance with laws and regulations. As a result of Ally’s conversion to a bank holding company, Ally and Ally Bank have been required to implement policies and procedures and take other actions to improve their current processes and to seek to ensure adherence to applicable regulatory guidelines and standards.

Ally Financial Inc. • Form 10-K

Ally is currently required by its banking supervisors to make improvements in areas such as board and senior management oversight, risk management, regulatory reporting, internal audit planning, capital adequacy process, stress testing, and Bank Secrecy Act / anti-money laundering compliance, and to continue to reduce problem assets. Separately, Ally Bank is currently required by its banking supervisors to make improvements in areas such as compliance management and training, consumer protection monitoring, consumer complaint resolution, internal audit program and residential mortgage loan pricing, and fee monitoring. These requirements are judicially enforceable, and if we are unable to implement and maintain these required actions, plans, policies and procedures in a timely and effective manner and otherwise comply with the requirements outlined above, we could become subject to formal supervisory actions which could subject us to significant restrictions on our existing business or on our ability to develop any new business. Such forms of supervisory action could include, without limitation, written agreements, cease and desist orders, and consent orders and may, among other things, result in restrictions on our ability to pay dividends, requirements to increase capital, restrictions on our activities, the imposition of civil monetary penalties, and enforcement of such action through injunctions or restraining orders. We could also be required to dispose of certain assets and liabilities within a prescribed period. The terms of any such supervisory action could have a material adverse effect on our business, operating flexibility, financial condition, and results of operations.

Our ability to engage in certain activities may be adversely affected by our status as a bank holding company.

As a bank holding company, Ally’s activities are generally limited to banking or to managing or controlling banks or other companies engaged in activities deemed closely related to banking or otherwise permissible under the BHC Act and related regulations. Likewise, Ally generally may not hold more than 5% of any class of voting shares of any company unless that company’s activities conform with the above requirements. Upon our bank holding company approval, we were permitted an initial two-year grace period to bring our activities and investments into conformity with these restrictions. This initial grace period expired in December 2010; however, the FRB has granted a one-year extension that expires in December 2011. We will be permitted to apply to the FRB for up to two additional one-year extensions. Certain of Ally’s existing activities and investments, including certain of our insurance activities and our SmartAuction vehicle remarketing services, are deemed impermissible under the BHC Act and must be terminated or disposed of by the expiration of this extension and any additional extensions. While some of these activities may be continued if Ally is able to convert to a financial holding company under the BHC Act, Ally may be unable to satisfy the requirements to enable it to convert to a financial holding company prior to that time, and activities, businesses, or investments that would be permissible for a financial holding company will need to be terminated or disposed of. The FRB may also decline to grant any additional requested extensions, and Ally may be obligated to terminate or dispose of any impermissible activities, businesses, or investments more quickly than anticipated or under terms less advantageous to Ally than expected. Either situation could have a material adverse effect on our business, results of operations, and financial position.

As a bank holding company, our ability to expand into new business activities requires us to obtain the prior approval of the relevant banking supervisors. There can be no assurance that any required approval will be obtained or that we will be able to execute on these plans in a timely manner or at all. If we are unable to obtain approval to expand into new business activities, our business, results of operations, and financial position may be materially adversely affected.

Our business and financial condition could be adversely affected as a result of issues relating to mortgage foreclosures, home sales, and evictions in certain states.

Representatives of federal and state governments, including the United States Department of Justice, the FRB, the FDIC, the SEC, and law enforcement authorities in all 50 states, have announced investigations into the procedures followed by mortgage servicing companies and banks, including subsidiaries of Ally, in connection with mortgage foreclosure home sales and evictions. We are cooperating with these investigations. The result of these investigations is uncertain, but we expect that Ally or its subsidiaries will become subject to fines, penalties, sanctions or other adverse actions by one or more of these regulators. Any of these potential actions could have a material adverse impact on us.

On September 17, 2010, GMAC Mortgage, LLC (GMACM), our indirect wholly owned subsidiary, temporarily suspended mortgage foreclosure home sales and evictions and postponed hearings on motions for judgment in certain states. This decision was made after an operational matter was detected in the execution of certain affidavits used in connection with judicial foreclosures in some but not all states. The issue relates to whether persons signing the affidavits had appropriately verified the information in them and whether they were signed in the immediate physical presence of a notary. In response to

Ally Financial Inc. • Form 10-K

this and to enhance existing procedures, GMACM has recently implemented supplemental procedures that are used in all new foreclosure cases to seek to ensure that affidavits are prepared in compliance with applicable law. GMACM is also conducting an additional review of all foreclosure files in all states prior to proceeding with foreclosure sales.

Our review related to this matter is ongoing, and we cannot predict the ultimate impact of any deficiencies that have been or may be identified in our historical foreclosure procedures. However, thus far we have not found any evidence of unwarranted foreclosures. There are potential risks related to these matters that extend beyond potential liability on individual foreclosure actions. Specific risks could include, for example, claims and litigation related to foreclosure file remediation and resubmission; claims from investors that hold securities that become adversely impacted by continued delays in the foreclosure process; actions by courts, state attorneys general, or regulators to delay further the foreclosure process after submission of corrected affidavits; regulatory fines, sanctions, and other additional costs; and reputational risks. If the magnitude of any negative impact related to the foregoing proves to be material, it could have an adverse affect on our business, results of operations, and financial position.

Our ability to execute our business strategy may be affected by regulatory considerations.

Our business strategy for Ally Bank, which includes further expansion of both automotive and mortgage lending, is subject to regulatory oversight from a safety and soundness perspective. If our banking supervisors determine that any aspect of our business strategy for Ally Bank raises any safety and soundness concerns, we may be obliged to alter our strategy, including by moving certain activities, such as certain types of lending, outside of Ally Bank to one of our nonbanking affiliates. Alternative funding sources outside of Ally Bank, such as asset securitization or financings in the capital markets, could be more expensive than funding through Ally Bank and could adversely affect our business prospects, results of operations and financial condition.

Our ability to rely on deposits as a part of our funding strategy may be limited.

Ally Bank continues to be a key part of our funding strategy, and we have increased our reliance on deposits as an alternative source of funding through Ally Bank. Ally Bank does not have a retail branch network, and it obtains its deposits through direct banking and brokered deposits (which, at December 31, 2010, included $10 billion of brokered certificates of deposit that may be more price sensitive than other types of deposits and may become less available if alternative investments offer higher interest rates). Our ability to maintain our current level of deposits or grow our deposit base could be affected by regulatory restrictions including the possible imposition of prior approval requirements, restrictions on deposit growth or restrictions on our rates offered. In addition, perceptions of our financial strength, rates offered by third parties, and other competitive factors beyond our control, including returns on alternative investments, will also impact our ability to grow our deposit base. Even if we are able to grow the deposit base of Ally Bank, our regulators may impose restrictions on our ability to use Ally Bank deposits as a source of funding for certain business activities potentially raising the cost of funding those activities without the use of Ally Bank deposits.

The FDIC has indicated that it expects Ally to diversify Ally Bank’s overall funding and to focus on reducing Ally Bank’s overall funding costs including the interest rates paid on Ally Bank deposits. Any such actions could limit Ally Bank’s ability to grow and maintain deposits, which could have a material adverse impact on the funding and capital position of Ally.

The regulatory environment in which we operate could have a material adverse effect on our business and earnings.

Our domestic operations are subject to various laws and judicial and administrative decisions imposing various requirements and restrictions relating to supervision and regulation by state and federal authorities. Such regulation and supervision are primarily for the benefit and protection of our customers, not for the benefit of investors in our securities, and could limit our discretion in operating our business. Noncompliance with applicable statutes, regulations, rules, or policies could result in the suspension or revocation of any license or registration at issue as well as the imposition of civil fines and criminal penalties.

Ally, Ally Bank, and many of our nonbank subsidiaries are heavily regulated by bank and other regulatory agencies at the federal and state levels. This regulatory oversight is established to protect depositors, the FDIC’s Deposit Insurance Fund, and the banking system as a whole, not security holders. Changes to statutes, regulations, rules, or policies including the interpretation or implementation of statutes, regulations, rules, or policies could affect us in substantial and unpredictable ways including limiting the types of financial services and products we may offer, limiting our ability to pursue acquisitions and increasing the ability of third parties to offer competing financial services and products.

Ally Financial Inc. • Form 10-K

Our operations are also heavily regulated in many jurisdictions outside the United States. For example, certain of our foreign subsidiaries operate either as a bank or a regulated finance company, and our insurance operations are subject to various requirements in the foreign markets in which we operate. The varying requirements of these jurisdictions may be inconsistent with U.S. rules and may materially adversely affect our business or limit necessary regulatory approvals, or if approvals are obtained, we may not be able to continue to comply with the terms of the approvals or applicable regulations. In addition, in many countries, the regulations applicable to the financial services industry are uncertain and evolving, and it may be difficult for us to determine the exact regulatory requirements.

Our inability to remain in compliance with regulatory requirements in a particular jurisdiction could have a material adverse effect on our operations in that market with regard to the affected product and on our reputation generally. No assurance can be given that applicable laws or regulations will not be amended or construed differently, that new laws and regulations will not be adopted, or that we will not be prohibited by local laws or regulators from raising interest rates above certain desired levels, any of which could materially adversely affect our business, operating flexibility, financial condition, or results of operations.

Financial services legislative and regulatory reforms may have a significant impact on our business and results of operations.

On July 21, 2010, the President of the United States signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act). The Dodd-Frank Act will have material implications for Ally and the entire financial services industry. Among other things, it will or potentially could:

•	result in Ally being subject to enhanced oversight and scrutiny as a result of being a bank holding company with $50 billion or more in consolidated assets;

•

result in the appointment of the FDIC as receiver of Ally in an orderly liquidation proceeding if the Secretary of the Treasury, upon recommendation of two-thirds of the FRB and the FDIC and in consultation with the President of the United States, finds Ally to be in default or danger of default;

•	affect the levels of capital and liquidity with which Ally must operate and how it plans capital and liquidity levels;

•	subject Ally to new and/or higher fees paid to various regulatory entities, including but not limited to deposit insurance fees to the FDIC;

•	impact Ally’s ability to invest in certain types of entities or engage in certain activities;

•	impact a number of Ally’s business and risk management strategies;

•	restrict the revenue that Ally generates from certain businesses; and

•	subject Ally to a new Consumer Financial Protection Bureau, which will have very broad rule-making and enforcement authorities.

As the Dodd-Frank Act requires that many studies be conducted and that hundreds of regulations be written in order to fully implement it, the full impact of this legislation on Ally, its business strategies, and financial performance cannot be known at this time and may not be known for a number of years. In addition, regulations may impact us differently in comparison to other more established financial institutions. However, these impacts are expected to be substantial and some of them are likely to adversely affect Ally and its financial performance. The extent to which Ally can adjust its strategies to offset such adverse impacts also is not knowable at this time.

Our business may be adversely affected upon our implementation of the revised capital requirements under the Basel III capital rules.

The Bank for International Settlements’ Basel Committee on Banking Supervision recently adopted new capital, leverage and liquidity guidelines under the Basel Accord (Basel III), which, when implemented in the United States, may have the

Ally Financial Inc. • Form 10-K

effect of raising capital requirements beyond those required by current law and the Dodd Frank Act. Basel III increases (i) the minimum Tier 1 common equity ratio to 4.5%, net of regulatory deductions, and introduces a capital conservation buffer of an additional 2.5% of common equity to risk-weighted assets, raising the target minimum common equity ratio to 7.0% and (ii) the minimum Tier 1 capital ratio to 8.5% inclusive of the capital conservation buffer, increases the minimum total capital ratio to 10.5% inclusive of the capital buffer and introduces a countercyclical capital buffer of up to 2.5% of common equity or other fully loss absorbing capital for periods of excess credit growth. Basel III also introduces a nonrisk adjusted Tier 1 leverage ratio of 3%, based on a measure of the total exposure rather than total assets, and new liquidity standards. The Basel III capital, leverage and liquidity standards will be phased in over a multiyear period. The Basel III rules, when implemented, will also impose a 15% cap on the amount of Tier 1 capital that can be met, in the aggregate, through significant investments in the common shares of unconsolidated financial subsidiaries, mortgage servicing rights (MSRs) and deferred tax assets through timing differences. In addition, under Basel III rules, after a 10-year phase-out period beginning on January 13, 2013, trust preferred and other “hybrid” securities will no longer qualify as Tier 1 capital. Ally has significant MSRs and a significant amount of trust preferred securities outstanding and the Basel III rules, when implemented, will impose limits on Ally’s ability to meet its regulatory capital requirements through either means.

If we or Ally Bank fail to satisfy regulatory capital requirements, we or Ally Bank may be subject to serious regulatory sanctions ranging in severity from being precluded from making acquisitions or engaging in new activities to becoming subject to informal or formal supervisory actions by the FRB and/or FDIC and, potentially, FDIC receivership of Ally Bank. If any of these were to occur, such actions could prevent us from successfully executing our business plan and have a material adverse effect on our business, results of operations, and financial position.

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

Future consumer or mortgage legislation could harm our competitive position.

In addition to the recent enactment of the Dodd-Frank Act, various legislative bodies have also recently been considering altering the existing framework governing creditors’ rights and mortgage products including legislation that would result in or allow loan modifications of various sorts. Such legislation may change banking statutes and the operating environment in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business; limit or expand permissible activities; or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether new legislation will be enacted, and if enacted, the effect that it or any regulations would have on our activities, financial condition, or results of operations.

Ally and its subsidiaries are or may become involved from time to time in information-gathering requests, investigations and proceedings by government and self-regulatory agencies which may lead to adverse consequences.

Ally and its subsidiaries, including Ally Bank, are or may become involved from time to time in information-gathering requests, reviews, investigations, and proceedings (both formal and informal) by government and self-regulatory agencies, including the FRB, FDIC, Utah DFI, and SEC regarding their respective operations. Such matters may result in determinations of material weaknesses in our controls and procedures or material adverse consequences including without limitation, adverse judgments, settlements, fines, penalties, injunctions, or other actions.

Our business, financial position, and results of operations could be adversely affected by the impact of affiliate transaction restrictions imposed in connection with certain financing transactions.

Certain transactions between Ally Bank and any of its nonbank “affiliates,” including but not limited to us and ResCap, are subject to federal statutory and regulatory restrictions. Pursuant to these restrictions, unless otherwise exempted, “covered transactions,” including Ally Bank’s extensions of credit to and asset purchases from its nonbank affiliates, generally (1) are limited to 10% of Ally Bank’s capital stock and surplus with an aggregate limit of 20% of Ally Bank’s capital stock and surplus for all such transactions; (2) in the case of certain credit transactions, are subject to stringent collateralization requirements; (3) in the case of asset purchases by Ally Bank, may not involve the purchase of any asset deemed to be a “low quality asset” under federal banking guidelines; and (4) must be conducted in accordance with safe-and-sound banking practices (collectively,

Ally Financial Inc. • Form 10-K

the Affiliate Transaction Restrictions). Under the Dodd-Frank Act, among other changes to Sections 23A and 23B of the Federal Reserve Act, credit exposures resulting from derivatives transactions and securities lending and borrowing transactions will be treated as “covered transactions.” Furthermore, there is an “attribution rule” that provides that a transaction between Ally Bank and a third party will be treated as a transaction between Ally Bank and a nonbank affiliate to the extent that the proceeds of the transaction are used for the benefit of, or transferred to, a nonbank affiliate of Ally Bank. Retail financing transactions by Ally Bank involving vehicles floor financed by Ally Financial are subject to the Affiliate Transaction Restrictions because the proceeds of the retail financings are deemed to benefit, and are ultimately transferred to, Ally.

The FRB is authorized to exempt, in its discretion, transactions or relationships from the requirements of these rules if it finds such exemptions to be in the public interest and consistent with the purposes of the rules. The FRB has granted several such exemptions to Ally Bank. However, the existing exemptions are subject to various conditions and any requests for future exemptions may not be granted. Moreover, these limited exemptions generally do not encompass consumer leasing or used vehicle financing. Since there is no assurance that Ally Bank will be able to obtain any further exemptions or waivers with respect to these restrictions, the ability to grow Ally Bank’s business will be affected by the Affiliate Transaction Restrictions and the conditions set forth in these exemption letters.

Ally may in the future require distributions from its subsidiaries.

We currently fund Ally’s obligations, including dividend payments to our preferred shareholders, and payments of interest and principal on our indebtedness, from cash generated by Ally. In the future, Ally may not generate sufficient funds at the parent company level to fund its obligations. As such, Ally may require dividends, distributions, or other payments from its subsidiaries to fund its obligations. However, regulatory and other legal restrictions may limit the ability of Ally’s subsidiaries to transfer funds freely to Ally. In particular, many of Ally’s subsidiaries are subject to laws, regulations, and rules that authorize regulatory bodies to block or reduce the flow of funds to Ally or that prohibit such transfers entirely in certain circumstances. These laws, regulations, and rules may hinder Ally’s ability to access funds that it may need to make payments on its obligations in the future. Furthermore, as a bank holding company, Ally may become subject to a prohibition or to limitations on its ability to pay dividends. The bank regulators have the authority and, under certain circumstances, the duty to prohibit or to limit payment of dividends by the banking organizations they supervise, including Ally and its subsidiaries.

Current and future increases in FDIC insurance premiums, including the FDIC special assessment imposed on all FDIC-insured institutions, could decrease our earnings.

During 2008 and continuing in 2009 and 2010, higher levels of bank failures have dramatically increased resolution costs of the FDIC and depleted the Deposit Insurance Fund (DIF). In May 2009, the FDIC announced that it had voted to levy a special assessment on insured institutions in order to facilitate the rebuilding of the DIF. In September 2009, the FDIC voted to adopt an increase in the risk-based assessment rate effective beginning January 1, 2011, by three basis points. Further, the Dodd-Frank Act alters the calculation of an insured institution’s deposit base for purposes of deposit insurance assessments and removes the upper limit for the reserve ratio designated by the FDIC each year. On February 7, 2011, the FDIC approved a final rule implementing these changes, which will take effect April 1, 2011. The FDIC will continue to assess the changes to the assessment rates at least annually. Future deposit premiums paid by Ally Bank depend on the level of the DIF and the magnitude and cost of future bank failures. Any increases in deposit insurance assessments could decrease our earnings.

Risks Related to Our Business

The profitability and financial condition of our operations are heavily dependent upon the performance, operations, and prospects of GM and Chrysler.

GM, GM dealers, and GM-related employees compose a significant portion of our customer base, and our domestic and, in particular, our International Automotive Finance operations are highly dependent on GM production and sales volume. In 2010, 66% of our North American new vehicle dealer inventory financing and 66% of our North American new vehicle consumer automotive financing volume were for GM dealers and customers. In addition, 90% of our international new vehicle dealer inventory financing and 82% of our international new vehicle consumer automotive financing volume were for GM dealers and customers. Furthermore, we have expanded our financing footprint to Chrysler dealers and customers. We have entered into an agreement with Chrysler to provide automotive financing products and services to Chrysler dealers and

Ally Financial Inc. • Form 10-K

customers pursuant to which we will be the preferred provider of new wholesale financing for Chrysler dealer inventory. In 2010, 26% of our North American new vehicle dealer inventory financing and 31% of our North American new vehicle consumer automotive financing volume were for Chrysler dealers and customers.

Ally’s agreements with GM and Chrysler to provide automotive financing products to their dealers and customers extend through December and April 2013, respectively. These agreements provide Ally with certain preferred provider benefits including limiting the use of other financing providers by GM and Chrysler in their incentive programs. The terms of the Ally agreement with GM changed after January 1, 2011, such that GM is now able to offer any incentive programs on a graduated basis through third parties on a nonexclusive, side-by-side basis with Ally, provided that the pricing of the third parties meets certain requirements. Due to the highly competitive nature of the market for financial services, Ally may be unable to extend one or both of these agreements or may face less favorable terms upon extension. If Ally is unable to extend one or both of these agreements or if GM enters a similar agreement with a third party, Ally’s retail financing volumes could be materially and adversely impacted.

On October 1, 2010, GM acquired AmeriCredit Corp. (which GM subsequently renamed General Motors Financial Company, Inc.), an independent automotive finance company that focuses on providing leasing and subprime financing options. If GM were to direct substantially more business, including wholesale financing business, to its captive on noncommercial terms thus reducing its reliance on our services over time, it could have a material adverse effect on our profitability and financial condition. In addition, it is possible that GM or other automotive manufacturers could utilize other existing companies to support their financing needs including offering products or terms that we would not or could not offer, which could have a material adverse impact on our business and operations. Furthermore, other automotive manufacturers could expand or establish or acquire captive finance companies to support their financing needs thus reducing their need for our services.

A significant adverse change in GM’s or Chrysler’s business, including significant adverse changes in their respective liquidity position and access to the capital markets; the production or sale of GM or Chrysler vehicles; the quality or resale value of GM or Chrysler vehicles; the use of GM or Chrysler marketing incentives; GM’s or Chrysler’s relationships with its key suppliers; or GM’s or Chrysler’s relationship with the United Auto Workers and other labor unions and other factors impacting GM or Chrysler or their respective employees, could have a material adverse effect on our profitability and financial condition. In addition, growth in our International Automotive Finance operations are highly dependent on GM, and therefore any significant change to GM’s international business or our relationship with GM may hinder our ability achieve our stated goal of expanding internationally.

There is no assurance that the global automotive market or GM’s and Chrysler’s respective share of that market will not suffer downturns in the future. Vehicle sales volume could be further adversely affected by any additional restructuring activities that GM or Chrysler may decide to pursue, if any. Any negative impact could in turn have a material adverse effect on our business, results of operations, and financial position.

Our business requires substantial capital and liquidity, and disruption in our funding sources and access to the capital markets would have a material adverse effect on our liquidity, capital positions, and financial condition.

Our liquidity and the long-term viability of Ally depend on many factors including our ability to successfully raise capital and secure appropriate bank financing. We are currently required to maintain a Total risk-based capital ratio of 15% and a Tier 1 leverage ratio of 15% at Ally Bank. The latter will require that Ally maintain substantial equity funds in Ally Bank and inject substantial additional equity funds into Ally Bank as Ally Bank’s assets increase over time.

We have significant maturities of unsecured debt each year. While we have reduced our reliance on unsecured funding, it continues to remain a critical component of our capital structure and financing plans. At December 31, 2010, approximately $9.5 billion in principal amount of total outstanding consolidated unsecured debt is scheduled to mature in 2011, and approximately $12.6 billion and $1.9 billion in principal amount of consolidated unsecured debt is scheduled to mature in 2012 and 2013, respectively, which includes $7.4 billion in principal amount of debt issued under the FDIC’s Temporary Liquidity Guaranty Program that matures in 2012. We also obtain short-term funding from the sale by Ally of floating rate demand notes, all of which the holders may elect to have redeemed by Ally at any time without restriction. At December 31, 2010, a total of $2 billion in principal amount of demand notes were outstanding. We also rely on secured funding. At December 31, 2010, approximately $13.5 billion of outstanding consolidated secured debt is scheduled to mature

Ally Financial Inc. • Form 10-K

in 2011, approximately $9.1 billion is scheduled to mature in 2012, and approximately $8.6 billion is scheduled to mature in 2013. Furthermore, at December 31, 2010, approximately $11.8 billion in certificates of deposit at Ally Bank is scheduled to mature in 2011, which is not included in the 2011 unsecured maturities provided above. Additional financing will be required to fund a material portion of the debt maturities over this period. The capital markets continue to be volatile, and Ally’s access to the debt markets may be significantly reduced during periods of market stress. In addition, we will continue to have significant original issue discount amortization expenses (OID expense) in the near future, which will adversely affect our net income and resulting capital position. OID expense was $303 million in the fourth quarter of 2010, and the scheduled amortization is $975 million, $350 million, and $263 million in 2011, 2012, and 2013, respectively.

As a result of the volatility in the markets and our current unsecured debt ratings, we have increased our reliance on various secured debt markets. Although market conditions have improved, there can be no assurances that this will continue. In addition, we continue to rely on our ability to borrow from other financial institutions, and many of our primary bank facilities are up for renewal on a yearly basis. Any weakness in market conditions and a tightening of credit availability could have a negative effect on our ability to refinance these facilities and increase the costs of bank funding. In particular, our $7.9 billion syndicated facility that can fund our U.S. and Canadian automotive retail and commercial loans as well as leases is set to mature in June 2011 and Ally Bank’s $7.0 billion revolving syndicated credit facility is set to mature in April 2011. While we plan to renew these facilities, we cannot be certain that we will be able to renew them on terms favorable or acceptable to us. Ally and Ally Bank also continue to access the securitization markets. While markets have begun to stabilize following the recent liquidity crisis, there can be no assurances these sources of liquidity will remain available to us.

Our indebtedness and other obligations are significant and could materially and adversely affect our business.

We have a significant amount of indebtedness. At December 31, 2010, we had approximately $96.8 billion in principal amount of indebtedness outstanding (including $42.4 billion in secured indebtedness). Interest expense on our indebtedness constituted approximately 54% of our total financing revenue and other interest income for the year ended December 31, 2010. In addition, during the twelve months ending December 31, 2010, we declared and paid preferred stock dividends of $1.2 billion in the aggregate.

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

The markets for automotive and mortgage financing, banking, and insurance are highly competitive. The market for automotive financing, in particular the used vehicle market, has grown more competitive as more consumers are financing their new and used vehicle purchases, primarily in North America and Europe. Our mortgage business and Ally Bank face significant competition from commercial banks, savings institutions, mortgage companies, and other financial institutions. Our insurance business faces significant competition from insurance carriers, reinsurers, third-party administrators, brokers, and other insurance-related companies. Many of our competitors have substantial positions nationally or in the markets in which they operate. Some of our competitors have lower cost structures, have lower costs of capital, and are less reliant on securitization and sale activities. We face significant competition in various areas including product offerings, rates, pricing and fees, and customer service. If we are unable to compete effectively in the markets in which we operate, our profitability and financial condition could be negatively affected.

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

Ally Financial Inc. • Form 10-K

Our allowance for loan losses may not be adequate to cover actual losses, and we may be required to materially increase our allowance, which may adversely affect our capital, financial condition, and results of operations.

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expenses, which represents management’s best estimate of probable credit losses that have been incurred within the existing portfolio of loans, all as described under Note 1 to the Consolidated Financial Statements. The allowance, in the judgment of management, is established to reserve for estimated loan losses and risks inherent in the loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks using existing qualitative and quantitative information, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, and other factors, both within and outside of our control, may require an increase in the allowance for loan losses.

Bank regulatory agencies periodically review our allowance for loan losses, as well as our methodology for calculating our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of additional loan charge-offs, based on judgments different than those of management. An increase in the allowance for loan losses results in a decrease in net income and capital and may have a material adverse effect on our capital, financial condition and results of operations.

Our mortgage subsidiary, ResCap, requires substantial liquidity and capital which could have an adverse effect on our own capital and liquidity position.

ResCap remains heavily reliant on support from us to meet its liquidity and capital requirements, which includes approximately $2.3 billion in principal amount of indebtedness scheduled to mature in 2011, 2012 and 2013. In addition, ResCap has commitments to lend up to $2.3 billion under existing home equity lines of credit it has extended to customers. Recent developments in the market for many types of mortgage products (including mortgage-backed securities) have resulted in reduced liquidity for these assets. As a result, a significant portion of ResCap’s assets are relatively illiquid. Any negative events with respect to ResCap could serve as a further drain on our financial resources.

Pursuant to an existing contractual arrangement, ResCap is precluded from paying any dividends to us, including any additional capital that we may provide in the future, if any.

ResCap employs various economic hedging strategies to mitigate the interest rate and prepayment risk inherent in many of its assets including its mortgage loans held-for-sale portfolio, MSRs, its portfolio of held-for-investment mortgage loans, and interests from securitizations. A significant portion of ResCap’s operating cash at any given time may consist of funds delivered to it as credit support by counterparties to these arrangements. However, interest rate movements during 2010 required ResCap to return a significant amount of such funds. As interest rates change and dependent upon the hedge position, ResCap may need to continue to repay or deliver cash as credit support for these arrangements. If the amount ResCap must repay or deliver is substantial, depending on its liquidity position at that time, ResCap may not be able to pay such amounts as required.

The protracted period of adverse developments in the mortgage finance and credit markets has adversely affected ResCap’s business, liquidity, and its capital position and has raised substantial doubt about ResCap’s ability to continue as a going concern.

ResCap has been adversely affected by the events and conditions in the broader mortgage banking industry, most severely but not limited to the domestic nonprime and nonconforming and international mortgage loan markets. Fair market valuations of held-for-sale mortgage loans, MSRs, and securitized interests that continue to be held by ResCap and other assets and liabilities ResCap records at fair value may continue to deteriorate if there continues to be weakness in housing prices, increasing mortgage rates, or increased severity of delinquencies and defaults of mortgage loans. These deteriorating factors previously resulted in higher provision for loan losses on ResCap’s held-for-investment mortgage loans and real estate-lending portfolios. As a direct result of these events and conditions, ResCap discontinued new originations in all of its international operations and sold its U.K. and European operations and currently generally only purchases or originates mortgage loans that can be sold in the form of securitizations guaranteed by the GSEs. If the GSEs became unable or unwilling to purchase mortgage loans from ResCap, it would have a materially adverse impact on ResCap’s funding and liquidity and on its ability to originate or purchase new mortgage loans.

Ally Financial Inc. • Form 10-K

ResCap is highly leveraged relative to its cash flow and has previously recognized substantial losses resulting in a significant deterioration in capital. There continues to be a risk that ResCap will not be able to meet its debt service obligations, will default on its financial debt covenants due to insufficient capital or liquidity, and/or be in a negative liquidity position in 2011 or beyond. ResCap remains heavily dependent on Ally for funding and capital support, and there can be no assurance that Ally will continue to provide such support.

In light of ResCap’s liquidity and capital needs combined with volatile conditions in the marketplace, there is substantial doubt about ResCap’s ability to continue as a going concern. If Ally determines to no longer support ResCap’s capital or liquidity needs or if ResCap or Ally are unable to successfully execute effective initiatives, it could have a material adverse effect on ResCap’s business, results of operations, and financial position.

There is a significant risk that ResCap will not be able to meet its debt service obligations and other funding obligations in the near term.

ResCap expects its liquidity pressures to continue in 2011. ResCap is highly leveraged relative to its cash flow. At December 31, 2010, ResCap’s unrestricted liquidity (cash readily available to cover operating demands from across its business operations) totaled $444 million with cash and cash equivalents totaling $672 million.

ResCap expects that additional and continuing liquidity pressure, which is difficult to forecast with precision, will result from the obligation of its subsidiaries to advance delinquent principal, interest, property taxes, casualty insurance premiums, home equity line advances, and certain other amounts with respect to mortgage loans its subsidiaries service that become delinquent. In addition, ResCap continues to be subject to financial covenants requiring it to maintain minimum consolidated tangible net worth and consolidated liquidity balances. ResCap will attempt to meet these and other liquidity and capital demands through a combination of cash flow from operations and financings, potential asset sales, and other various alternatives. To the extent these sources prove insufficient, ResCap will be dependent on continued support from Ally to the extent Ally agrees to provide such support. Ally currently provides funding and capital support to ResCap through various facilities, including a $500 million unsecured line of credit. The sufficiency of these sources of additional liquidity cannot be assured, and any asset sales, even if they raise sufficient cash to meet ResCap’s liquidity needs, may adversely affect its overall profitability and financial condition.

Moreover, even if ResCap is successful in implementing all of the actions described above, its ability to satisfy its liquidity needs and comply with any covenants included in its debt agreements requiring maintenance of minimum cash balances may be affected by additional factors and events (such as interest rate fluctuations and margin calls) that increase ResCap’s cash needs making ResCap unable to independently satisfy its near term liquidity requirements.

We have extensive financing and hedging arrangements with ResCap, which could be at risk of nonpayment if ResCap were to file for bankruptcy.

We have secured financing arrangements and secured hedging agreements in place with ResCap. Amounts outstanding under the secured financing and hedging arrangements fluctuate. If ResCap were to file for bankruptcy, ResCap’s repayments of its financing facilities, including those with us, will be subject to bankruptcy proceedings and regulations, or ResCap may be unable to repay its financing facilities. In addition, we could be an unsecured creditor of ResCap to the extent that the proceeds from the sale of our collateral are insufficient to repay ResCap’s obligations to us. In addition, it is possible that other ResCap creditors would seek to recharacterize our loans to ResCap as equity contributions or to seek equitable subordination of our claims so that the claims of other creditors would have priority over our claims. We may also find it advantageous to provide debtor-in-possession financing to ResCap in a bankruptcy proceeding in order to preserve the value of the collateral ResCap has pledged to us. In addition, should ResCap file for bankruptcy, our investment related to ResCap’s equity position would likely be reduced to zero, and creditors of ResCap may attempt to assert claims directly against us for payment of their obligations.

We may be required to repurchase mortgage or other loans or indemnify investors if we breach representations and warranties, which could harm our profitability.

When we sell mortgage or other loans (such as retail automotive contracts) through whole-loan sales or securitizations, we are required to make customary representations and warranties about the loans to the purchaser or securitization trust. These representations and warranties relate to, among other things, the ownership of the loan, the validity of the lien securing

Ally Financial Inc. • Form 10-K

the loan, the loan’s compliance with the criteria for inclusion in the transaction, including compliance with underwriting standards or loan criteria established by the buyer, ability to deliver required documentation, and compliance with applicable laws. Generally, the representations and warranties described above may be enforced at any time over the life of the loan.

We use estimates and assumptions in determining our reserves for representation and warranty exposure. It is difficult to determine the accuracy of our estimates and assumptions, and our actual experience may differ materially from these estimates and assumptions. A material difference between our estimates and assumptions and our actual experience may materially adversely affect our cash flow, profitability and financial condition.

As the mortgage industry continues to experience higher repurchase requirements and additional investors begin to attempt to put back loans, a significant increase in activity beyond that experienced today could have a material adverse effect on our business, results of operations, and financial position.

Certain of our mortgage subsidiaries face potential legal liability resulting from legal claims related to the sale of private-label mortgage-backed securities.

Claims related to private-label mortgage-backed securities (PLS) have been brought under federal and state securities laws and contract laws (among other theories), and it is possible that additional similar claims, including claims from other third-party claimants, will be brought in the future. The claims made to date are similar in some respects to the repurchase demands we have previously disclosed related to alleged breaches of representations and warranties that our mortgage subsidiaries made in connection with mortgage loans they sold or securitized. Further, and as previously disclosed, the Federal Housing Finance Agency (FHFA), as conservator of Fannie Mae and Freddie Mac, announced on July 12, 2010, that it issued 64 subpoenas to various entities seeking documents related to PLS in which Fannie Mae and Freddie Mac had invested. Certain of our mortgage subsidiaries received such subpoenas. In connection with our settlement with Fannie Mae announced on December 23, 2010, the FHFA has agreed to withdraw the subpoenas that relate to Fannie Mae. However, we continue to respond to the subpoenas related to Freddie Mac. The FHFA has indicated that documents provided in response to the subpoenas will enable the FHFA to determine whether they believe issuers of PLS are potentially liable to Freddie Mac for losses they might have suffered. A final outcome in any existing or future legal proceeding related to the foregoing, if unfavorable, could result in additional liability, which could have a material adverse effect on our business, reputation, results of operations, or financial condition.

Changes in existing U.S. government-sponsored mortgage programs, restrictions on our access to such programs, or disruptions in the secondary markets in the United States or in other countries in which we operate could adversely affect our profitability and financial condition.

Our ability to generate revenue through mortgage loan sales to institutional investors in the United States depends to a significant degree on programs administered by the GSEs and others that facilitate the issuance of mortgage-backed securities in the secondary market. These GSEs play a powerful role in the residential mortgage industry and we have significant business relationships with them. Proposals have been enacted in the U.S. Congress and are under consideration by various regulatory authorities that would affect the manner in which these GSEs conduct their business to require them to register their stock with the U.S. Securities and Exchange Commission to reduce or limit certain business benefits that they receive from the U.S. government and to limit the size of the mortgage loan portfolios that they may hold. Furthermore, the Obama administration recently released a report that recommended winding down Fannie Mae and Freddie Mac. We do not know what impact, if any, the report would have on the future of the GSEs. In addition, the GSEs themselves have been negatively affected by recent mortgage market conditions, including conditions that have threatened their access to debt financing. Any discontinuation of, or significant reduction in, the operation of these GSEs could adversely affect our revenues and profitability. Also, any significant adverse change in the level of activity in the secondary market including declines in institutional investors’ desire to invest in our mortgage products could materially adversely affect our business.

We are exposed to consumer credit risk, which could adversely affect our profitability and financial condition.

We are subject to credit risk resulting from defaults in payment or performance by customers for our contracts and loans, as well as contracts and loans that are securitized and in which we retain a residual interest. For example, the continued decline in the domestic housing market and the increase in unemployment rates resulted in an increase in delinquency rates related to mortgage loans that ResCap and Ally Bank either hold or retain an interest in. Furthermore, a weak economic

Ally Financial Inc. • Form 10-K

environment, high unemployment rates, and the continued deterioration of the housing market could exert pressure on our consumer automotive finance customers resulting in higher delinquencies, repossessions, and losses. There can be no assurances that our monitoring of our credit risk as it affects the value of these assets and our efforts to mitigate credit risk through our risk-based pricing, appropriate underwriting policies, and loss-mitigation strategies are, or will be, sufficient to prevent a further adverse effect on our profitability and financial condition. In addition, we have begun to increase our used car and nonprime car financing (nonprime car financing). As we grow our automotive asset portfolio in nonprime car financing loans over time, our credit risk may increase. As part of the underwriting process, we rely heavily upon information supplied by third parties. If any of this information is intentionally or negligently misrepresented and the misrepresentation is not detected before completing the transaction, the credit risk associated with the transaction may be increased.

General business and economic conditions may significantly and adversely affect our revenues, profitability, and financial condition.

Our business and earnings are sensitive to general business and economic conditions in the United States and in the markets in which we operate outside the United States. A downturn in economic conditions resulting in increased short and long term interest rates, inflation, fluctuations in the debt capital markets, unemployment rates, consumer and commercial bankruptcy filings, or a decline in the strength of national and local economies and other factors that negatively affect household incomes could decrease demand for our financing and mortgage products and increase mortgage and financing delinquency and losses on our customer and dealer financing operations. We have been negatively affected due to the recent significant stress in the residential real estate and related capital markets and, in particular, the lack of home price appreciation in many markets in which we lend. Further, a significant and sustained increase in fuel prices could lead to diminished new and used vehicle purchases and negatively affect our automotive finance business.

If the rate of inflation were to increase, or if the debt capital markets or the economies of the United States or our markets outside the United States were to weaken, or if home prices or new and used vehicle purchases experience declines, we could be significantly and adversely affected, and it could become more expensive for us to conduct our business. For example, business and economic conditions that negatively affect household incomes, housing prices, and consumer behavior related to our businesses could decrease (1) the demand for our mortgage loans and new and used vehicle financing and (2) the value of the collateral underlying our portfolio of held-for-investment mortgages and new and used vehicle loans and interests that continue to be held by us, thus further increasing the number of consumers who become delinquent or default on their loans. In addition, the rate of delinquencies, foreclosures, and losses on our loans (especially our nonprime mortgage loans) as experienced recently could be higher during more severe economic slowdowns.

Any sustained period of increased delinquencies, foreclosures, or losses could further harm our ability to sell our mortgage and new and used vehicle loans, the prices we receive for our mortgage and new and used vehicle loans, or the value of our portfolio of mortgage and new and used vehicle loans held-for-investment or interests from our securitizations, which could harm our revenues, profitability, and financial condition. Continued adverse business and economic conditions could affect demand for housing, new and used vehicles, the cost of construction, and other related factors that could harm the revenues and profitability of our business.

In addition, our business and earnings are significantly affected by the fiscal and monetary policies of the U.S. government and its agencies and similar governmental authorities in the markets in which we operate outside the United States. We are particularly affected by the policies of the FRB, which regulates the supply of money and credit in the United States. The FRB’s policies influence the new and used vehicle financing market and the size of the mortgage origination market, which significantly affects the earnings of our businesses and the earnings of our business capital activities. The FRB’s policies also influence the yield on our interest earning assets and the cost of our interest-bearing liabilities. Changes in those policies are beyond our control and difficult to predict and could adversely affect our revenues, profitability, and financial condition.

Acts or threats of terrorism and political or military actions taken by the United States or other governments could adversely affect general economic or industry conditions.

Geopolitical conditions may affect our earnings. Acts or threats of terrorism and political or military actions taken by the United States or other governments in response to terrorism, or similar activity, could adversely affect general economic or industry conditions.

Ally Financial Inc. • Form 10-K

The U.S. Department of the Treasury (the Treasury) holds a majority of the outstanding Ally Common Stock.

At February 25, 2011, the Treasury held 981,971 shares of Common Stock which represented, pursuant to Ally’s certificate of incorporation and bylaws, approximately 73.8% of the voting power of the holders of Common Stock outstanding as of such date for most matters requiring a vote of the holders of Common Stock. In addition, as of the date hereof, the Treasury holds 118,750,000 shares of Series F-2 Preferred Stock (which are convertible into shares of Common Stock in accordance with Ally’s certificate of incorporation), with an aggregate liquidation preference of approximately $5.9 billion. Pursuant to the Amended and Restated Governance Agreement dated May 21, 2009 (see Exhibit 10.2 to Ally’s Form 8-K filed with the SEC on May 22, 2009), as of the date hereof, the Treasury also has the right to appoint six of the eleven members to the Ally Board of Directors.

Generally, matters to be voted on by the stockholders must be approved by either (1) a majority of the voting power present in person or by proxy and entitled to vote or (2) in the case of certain specified actions, the vote of the holders of a majority of the outstanding shares of Common Stock including at least two such holders, in each case subject to state law and any voting rights granted to any of the holders of Ally’s preferred stock.

As a result of its ownership of Common Stock (including any shares of Common Stock that it may acquire in the future pursuant to the conversion of shares of the Series F-2 Preferred Stock or otherwise), and its right to appoint six directors to the Ally Board of Directors, the Treasury may be able, subject to the terms of Ally’s certificate of incorporation and bylaws, to significantly influence Ally’s business and strategy. Ally cannot be certain that the Treasury will not seek to influence Ally’s business in a manner that is contrary to Ally’s goals or strategies or the interests of other stakeholders. In addition, persons who are appointed directors of Ally by the Treasury may decline to take action in a manner that might be favorable to Ally but adverse to the Treasury.

The limitations on compensation imposed on us due to our participation in TARP, including the restrictions placed on our compensation by the Special Master for TARP Executive Compensation, may adversely affect our ability to retain and motivate our executives and employees.

Our performance is dependent on the talent and efforts of our management team and employees. As a result of our participation in TARP, the compensation of certain members of our management team and employees is subject to extensive restrictions under the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009 (ARRA), which was signed into law on February 17, 2009, as implemented by the Interim Final Rule issued by the Treasury on June 15, 2009 (the IFR). In addition, due to our level of participation in TARP, pursuant to ARRA and the IFR, the Office of the Special Master for TARP Executive Compensation has the authority to further regulate our compensation arrangements with certain of our executives and employees. In addition, we may become subject to further restrictions under any other future legislation or regulation limiting executive compensation. Many of the restrictions are not limited to our senior executives and affect other employees whose contributions to revenue and performance may be significant. These limitations may leave us unable to create a compensation structure that permits us to retain and motivate certain of our executives and employees or to attract new executives or employees, especially if we are competing against institutions that are not subject to the same restrictions. Any such inability could have a material and adverse effect on our business, financial condition, and results of operations.

Our borrowing costs and access to the unsecured debt capital markets depend significantly on our credit ratings.

The cost and availability of unsecured financing are materially affected by our short- and long-term credit ratings. Each of Standard & Poor’s Rating Services; Moody’s Investors Service, Inc.; Fitch, Inc.; and Dominion Bond Rating Service rates our debt. Our current ratings as assigned by each of the respective rating agencies are below investment grade, which negatively impacts our access to liquidity and increases our borrowing costs in the unsecured market. Ratings reflect the rating agencies’ opinions of our financial strength, operating performance, strategic position, and ability to meet our obligations. Future downgrades of our credit ratings would increase borrowing costs and further constrain our access to the unsecured debt markets and, as a result, would negatively affect our business. In addition, downgrades of our credit ratings could increase the possibility of additional terms and conditions being added to any new or replacement financing arrangements as well as impact elements of certain existing secured borrowing arrangements.

Agency ratings are not a recommendation to buy, sell, or hold any security and may be revised or withdrawn at any time by the issuing organization. Each agency’s rating should be evaluated independently of any other agency’s rating.

Ally Financial Inc. • Form 10-K

Our profitability and financial condition could be materially and adversely affected if the residual value of off-lease vehicles decrease in the future.

Our expectation of the residual value of a vehicle subject to an automotive lease contract is a critical element used to determine the amount of the lease payments under the contract at the time the customer enters into it. As a result, to the extent the actual residual value of the vehicle, as reflected in the sales proceeds received upon remarketing at lease termination, is less than the expected residual value for the vehicle at lease inception, we incur additional depreciation expense and/or a loss on the lease transaction. General economic conditions, the supply of off lease and other vehicles to be sold, new vehicle market prices, perceived vehicle quality, overall price and volatility of gasoline or diesel fuel, among other factors, heavily influence used vehicle prices and thus the actual residual value of off lease vehicles. Consumer confidence levels and the strength of auto manufacturers and dealers can also influence the used vehicle market. For example, during 2008, sharp declines in demand and used vehicle sale prices adversely affected Ally’s remarketing proceeds and financial results.

Vehicle brand images, consumer preference, and vehicle manufacturer marketing programs that influence new and used vehicle markets also influence lease residual values. In addition, our ability to efficiently process and effectively market off lease vehicles affects the disposal costs and proceeds realized from the vehicle sales. While manufacturers, at times, may provide support for lease residual values including through residual support programs, this support does not in all cases entitle us to full reimbursement for the difference between the remarketing sales proceeds for off lease vehicles and the residual value specified in the lease contract. Differences between the actual residual values realized on leased vehicles and our expectations of such values at contract inception could have a negative impact on our profitability and financial condition.

Current conditions in the residential mortgage market and housing markets may continue to adversely affect Ally’s mortgage business.

The residential mortgage market in the United States and other international markets in which our Mortgage operations conduct, or previously conducted, business have experienced a variety of difficulties and changed economic conditions that adversely affected our mortgage business’ results of operations and financial condition. Delinquencies and losses with respect to our Legacy Portfolio and Other segment’s nonprime mortgage loans increased significantly. Housing prices in many parts of the United States, the United Kingdom, and other international markets also declined or stopped appreciating after extended periods of significant appreciation. In addition, the liquidity provided to the mortgage sector had been significantly reduced. This liquidity reduction combined with our decision to reduce our mortgage business’ exposure to the nonprime mortgage market caused its nonprime mortgage production to decline. Similar trends have emerged beyond the nonprime sector, especially at the lower end of the prime credit quality scale, and have had a similar effect on our mortgage business’ related liquidity needs and businesses. These trends have resulted in significant write-downs to our Legacy Portfolio and Other’s held-for-sale mortgage loans and trading securities portfolios and additions to its allowance for loan losses for its held-for-investment mortgage loans and warehouse-lending receivables portfolios. A continuation of these conditions may continue to adversely affect our mortgage business’ financial condition and results of operations.

Moreover, the continued deterioration of the U.S. housing market and decline in home prices since 2008 in many U.S. markets, which may continue for the near term, could result in increased delinquencies or defaults on the mortgage assets ResCap owns and services as well as those mortgage assets owned by Ally Bank. Further, loans that our Mortgage operations historically made based on limited credit or income documentation also increase the likelihood of future increases in delinquencies or defaults on mortgage loans. An increase in delinquencies or defaults will result in a higher level of credit losses and credit-related expenses and increased liquidity requirements to fund servicing advances, all of which in turn will reduce revenues and profits of our mortgage business. Higher credit losses and credit-related expenses also could adversely affect our financial condition.

Our lending volume is generally related to the rate of growth in U.S. residential mortgage debt outstanding and the size of the U.S. residential mortgage market. Recently, the rate of growth in total U.S. residential mortgage debt outstanding has slowed sharply in response to the reduced activity in the housing market and national declines in home prices. In addition, most of our mortgage business is currently conducted through the correspondent channel, which relies heavily on the mortgage refinancing business. The volume of mortgage refinancing experienced a significant increase in 2009 and 2010 due to interest rate decreases, but we expect it will experience a significant decrease in 2011 as interest rates increase. A decline in the rate of growth in mortgage debt outstanding reduces the number of mortgage loans available for us to purchase or securitize, which in turn could lead to a reduction in our revenue, profits, and business prospects.

Ally Financial Inc. • Form 10-K

Our earnings may decrease because of increases or decreases in interest rates.

Changes in interest rates could have an adverse impact on our business. For example:

•	rising interest rates will increase our cost of funds;

•	rising interest rates may reduce our consumer automotive financing volume by influencing customers to pay cash for, as opposed to financing, vehicle purchases or not to buy new vehicles;

•	rising interest rates may negatively impact our ability to remarket off lease vehicles;

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

We are also subject to risks from decreasing interest rates. For example, a significant decrease in interest rates could increase the rate at which mortgages are prepaid, which could require us to write down the value of our retained interests and MSRs. Moreover, if prepayments are greater than expected, the cash we receive over the life of our held-for-investment mortgage loans and our retained interests would be reduced. Higher-than-expected prepayments could also reduce the value of our MSRs and, to the extent the borrower does not refinance with us, the size of our servicing portfolio. Therefore, any such changes in interest rates could harm our revenues, profitability, and financial condition.

Our hedging strategies may not be successful in mitigating our risks associated with changes in interest rates and could affect our profitability and financial condition as could our failure to comply with hedge accounting principles and interpretations.

We employ various economic hedging strategies to mitigate the interest rate and prepayment risk inherent in many of our assets and liabilities. Our hedging strategies rely on assumptions and projections regarding our assets, liabilities, and general market factors. If these assumptions and projections prove to be incorrect or our hedges do not adequately mitigate the impact of changes in interest rates or prepayment speeds, we may experience volatility in our earnings that could adversely affect our profitability and financial condition. In addition, we may not be able to find market participants that are willing to act as our hedging counterparties, which could have an adverse effect on the success of our hedging strategies.

In addition, hedge accounting in accordance with accounting principles generally accepted in the United States of America (GAAP) requires the application of significant subjective judgments to a body of accounting concepts that is complex and for which the interpretations have continued to evolve within the accounting profession and among the standard-setting bodies.

A failure of or interruption in, as well as, security risks of the communications and information systems on which we rely to conduct our business could adversely affect our revenues and profitability.

We rely heavily upon communications and information systems to conduct our business. Any failure or interruption of our information systems or the third-party information systems on which we rely as a result of inadequate or failed processes or systems, human errors, or external events could cause underwriting or other delays and could result in fewer applications being received, slower processing of applications, and reduced efficiency in servicing. In addition, our communication and information systems may present security risks, and could be susceptible to hacking or identity theft. The occurrence of any of these events could have a material adverse effect on our business.

We use estimates and assumptions in determining the fair value of certain of our assets in determining lease residual values and in determining our reserves for insurance losses and loss adjustment expenses. If our estimates or assumptions prove to be incorrect, our cash flow, profitability, financial condition, and business prospects could be materially and adversely affected.

We use estimates and various assumptions in determining the fair value of many of our assets, including certain held-for-investment and held-for-sale loans for which we elected fair value accounting, retained interests from securitizations of loans and contracts, MSRs, and other investments, which do not have an established market value or are not publicly traded. We

Ally Financial Inc. • Form 10-K

also use estimates and assumptions in determining the residual values of leased vehicles. In addition, we use estimates and assumptions in determining our reserves for insurance losses and loss adjustment expenses which represent the accumulation of estimates for both reported losses and those incurred, but not reported, including claims adjustment expenses relating to direct insurance and assumed reinsurance agreements. For further discussion related to estimates and assumptions, refer to the Critical Accounting Estimates section of the Management Discussion & Analysis. It is difficult to determine the accuracy of our estimates and assumptions, and our actual experience may differ materially from these estimates and assumptions. A material difference between our estimates and assumptions and our actual experience may adversely affect our cash flow, profitability, financial condition, and business prospects.

Our business outside the United States exposes us to additional risks that may cause our revenues and profitability to decline.

We conduct a significant portion of our business outside the United States exposing us to risks such as the following:

•	multiple foreign regulatory requirements that are subject to change;

•	differing local product preferences and product requirements;

•	fluctuations in foreign interest rates;

•	difficulty in establishing, staffing, and managing foreign operations;

•	differing labor regulations;

•	consequences from changes in tax laws;

•	restrictions on our ability to repatriate profits or transfer cash into or out of foreign countries; and

•	political and economic instability, natural calamities, war and terrorism.

The effects of these risks may, individually or in the aggregate, adversely affect our revenues and profitability.

Our business could be adversely affected by changes in foreign-currency exchange rates.

We are exposed to risks related to the effects of changes in foreign-currency exchange rates. Changes in currency exchange rates can have a significant impact on our earnings from international operations as a result of foreign-currency-translation adjustments. While we carefully monitor and attempt to manage our exposure to fluctuation in currency exchange rates through foreign-currency hedging activities, these types of changes could have a material adverse effect on our business, results of operations, and financial condition.

Fluctuations in valuation of investment securities or significant fluctuations in investment market prices could negatively affect revenues.

Investment market prices in general are subject to fluctuation. Consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value that could negatively affect our revenues. Additionally, negative fluctuations in the value of available for sale investment securities could result in unrealized losses recorded in equity. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments, national and international events, and general market conditions.

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

Ally Financial Inc. • Form 10-K

In connection with its servicing of securitized mortgage loans, ResCap is subject to contractual caps on the percentage of mortgage loans it is permitted to modify in any securitized pool. The financial crisis has resulted in dramatic increases in the volume of delinquent mortgage loans over the past three years. In an effort to achieve the best net present value recovery for the securitization trust, ResCap increased the volume of modifications of distressed mortgage loans to assist homeowners and avoid liquidating properties in a collapsing and opaque housing market. In certain securitization transactions, ResCap has exceeded the applicable contractual modification cap. The securitization documents provide that the contractual caps can be raised or eliminated with the concurrence of each rating agency rating the transaction. For certain transactions with respect to which loan modifications have exceeded the contractual caps, the rating agencies have concurred in raising or eliminating the caps, but they have not consented in connection with other such transactions. ResCap will continue to seek their concurrence in connection with other transactions as it deems appropriate and will suspend modifications in excess of applicable caps pending receipt of such consent or investor approval to amend the servicing contracts. An investor in a specific mortgage security class might claim that modifications in excess of the applicable cap amounted to a material failure of ResCap to perform its servicing obligations and that the investor was damaged as a result. Such claims, if successful, could have a material adverse effect on our financial condition, liquidity, and results of operations.

A loss of contractual servicing rights could have a material adverse effect on our financial condition, liquidity, and results of operations.

We are the servicer for all of the receivables we have acquired or originated and transferred to other parties in securitizations and whole-loan sales of automotive receivables. Our mortgage subsidiaries service the mortgage loans we have securitized, and we service the majority of the mortgage loans we have sold in whole-loan sales. In each case, we are paid a fee for our services, which fees in the aggregate constitute a substantial revenue stream for us. In each case, we are subject to the risk of termination under the circumstances specified in the applicable servicing provisions.

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

Changes in accounting standards issued by the Financial Accounting Standards Board (FASB) could adversely affect our reported revenues, profitability, and financial condition.

Our financial statements are subject to the application of GAAP, which are periodically revised and/or expanded. The application of accounting principles is also subject to varying interpretations over time. Accordingly, we are required to adopt new or revised accounting standards or comply with revised interpretations that are issued from time to time by various parties, including accounting standard setters and those who interpret the standards, such as the FASB and the SEC, banking regulators, and our independent registered public accounting firm. Those changes could adversely affect our reported revenues, profitability, or financial condition.

Recently, the FASB has proposed new financial accounting standards, and has many active projects underway, that could materially affect our reported revenues, profitability, or financial condition. These proposed standards or projects include the potential for significant changes in the accounting for financial instruments (including loans, deposits, and debt) and the accounting for leases, among others. It is possible that any changes, if enacted, could adversely affect our reported revenues, profitability, or financial condition.

The soundness of other financial institutions could adversely affect us.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to different counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, and other institutions. Many of these transactions expose us to credit risk in the event of default or our counterparty.

Ally Financial Inc. • Form 10-K

Our inability to maintain relationships with dealers could have an adverse effect on our business, results of operations, and financial condition.

Our business depends on the continuation of our relationships with our customers, particularly the automotive dealers with whom we do business. If we are not able to maintain existing relationships with key automotive dealers or if we are not able to develop new relationships for any reason, including if we are not able to provide services on a timely basis or offer products that meet the needs of the dealers, our business, results of operations and financial condition could be adversely affected.

Adverse economic conditions or changes in laws in states in which we have customer concentrations may negative affect our operating results and financial condition.

We are exposed to consumer loan portfolio concentration in California and Texas and consumer mortgage loan concentration in California, Florida, and Michigan. Factors adversely affecting the economies and applicable laws in these states could have an adverse effect on our business, results of operations and financial position.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal corporate offices are located in Detroit, Michigan; New York, New York; and Charlotte, North Carolina. In Detroit, we lease approximately 247,000 square feet from GM pursuant to a lease agreement expiring in November 2016. In New York, we lease approximately 24,000 square feet of office space under a lease that expires in July 2015 and approximately 18,000 square feet of office space under a lease that expires in July 2011. In Charlotte, we lease approximately 133,000 square feet of office space under a lease expiring in December 2015.

The primary offices for our Global Automotive Services operations are located in Detroit, Michigan, and Southfield, Michigan. The primary office for our North American Automotive Finance operations is located in Detroit, Michigan, and is included in the totals referenced above. Our International Automotive Finance operations leased space in 27 countries totaling approximately 490,000 square feet. The largest location is in United Kingdom with office space under lease of approximately 143,000 square feet. The primary office for our U.S. Insurance operations is located in Southfield, Michigan, where we lease approximately 91,000 square feet of office space under leases expiring in April 2011. Our Insurance operations also has leased offices in Mexico.

The primary offices for our Mortgage operations are located in Fort Washington, Pennsylvania, and Minneapolis, Minnesota. In Fort Washington, we lease approximately 450,000 square feet of office space pursuant to a lease that expires in November 2019. In Minneapolis, we lease approximately 84,000 square feet of office space expiring in March 2014. Our Mortgage operations also has significant leased offices in Texas and California.

In addition to the properties described above, we lease additional space throughout the United States and in the 37 countries in which we have operations, including Canada, Germany, and the United Kingdom. We believe our facilities are adequate for us to conduct our present business activities.

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

Ally Financial Inc. • Form 10-K

Mortgage-backed Securities Litigation

There are nine cases relating to various private-label mortgage-backed securities (MBS) offerings that are currently pending. Plaintiffs in these cases include Cambridge Place Investment Management Inc. (two cases pending in Suffolk County Superior Court, Massachusetts, filed on July 9, 2010, and February 11, 2011, respectively); The Charles Schwab Corporation (case pending in San Francisco County Superior Court, California, filed on August 2, 2010); Federal Home Loan Bank of Chicago (case pending in Cook County Circuit Court, Illinois, filed on October 15, 2010); Federal Home Loan Bank of Indianapolis (case filed in Marion County Superior Court, Indiana, on October 15, 2010, and removed to the Southern District of Indiana); Massachusetts Mutual Life Ins. Co. (case pending in federal court in the District of Massachusetts, filed on February 9, 2011); Allstate Insurance Co. (served February 14, 2011, in Hennepin County, Minnesota, District Court); New Jersey Carpenters Health Fund, et al. (a putative class action, filed on September 22, 2008, in which certification has been denied, pending in federal court in the Southern District of New York); and the West Virginia Investment Management Board (case pending in the Kanawha County Circuit Court, West Virginia, filed on March 4, 2010). Each of the above cases includes as defendants certain of our mortgage subsidiaries, and the New Jersey Carpenters and Massachusetts Mutual cases also include as defendants certain current and former employees. The plaintiffs in all cases have alleged that the various defendant subsidiaries made misstatements and omissions in registration statements, prospectuses, prospectus supplements, and other documents related to MBS offerings. The alleged misstatements and omissions typically concern underwriting standards. Plaintiffs claim that such misstatements and omissions constitute violations of state and/or federal securities law and common law including negligent misrepresentation and fraud. Plaintiffs seek monetary damages and rescission.

There are two additional cases (filed on December 4, 2008, and April 1, 2010) pending in the New York County Supreme Court where MBIA Insurance Corp. (MBIA) has alleged that two of our mortgage subsidiaries breached their contractual representations and warranties relating to the characteristics of the mortgage loans contained in certain insured MBS offerings. MBIA further alleges that the defendant subsidiaries failed to follow certain remedy procedures set forth in the contracts and improperly serviced the mortgage loans. Along with claims for breach of contract, MBIA also alleges fraud.

All of the matters described above are at various procedural stages of litigation.

Item 4.	(Removed and Reserved)

Part II

Ally Financial Inc. • Form 10-K

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

We currently have a total of 2,021,384 shares of common stock authorized for issuance, and at February 25, 2011, a total of 1,330,970 shares of common stock were issued and outstanding. Further, we have reserved 690,272 of the remaining authorized but unissued shares of common stock for issuance in connection with any future conversion of Ally’s Fixed Rate Cumulative Mandatorily Convertible Preferred Stock, Series F-2 (Series F-2 Preferred Stock). Our common stock is not registered with the Securities and Exchange Commission, and there is no established trading market for the shares. At February 25, 2011, there were 190 holders of common stock reflected on our stock register.

Subject to certain exceptions, for so long as any shares of the Series F-2 Preferred Stock are outstanding and owned by the U.S. Department of the Treasury (the Treasury), Ally and its subsidiaries are generally prohibited from paying certain dividends or distributions on, or redeeming, repurchasing or acquiring, any common stock without consent of the Treasury. Ally is also generally prohibited from making any dividends or distributions on, or redeeming, repurchasing, or acquiring, its common stock unless all accrued and unpaid dividends for all past dividend periods on the Series F-2 Preferred Stock are fully paid. In addition, pursuant to the terms of Ally’s Fixed Rate Cumulative Perpetual Preferred Stock, Series G, Ally is not permitted to make any Restricted Payments on or prior to January 1, 2014, and may only make Restricted Payments after January 1, 2014, if certain conditions are satisfied. For this purpose, Restricted Payments includes dividends or distribution of assets on any share of common stock and any redemption, purchase, or other acquisition of any shares of common stock, subject to certain exceptions.

Preferred Stock

For a discussion of preferred stock currently outstanding, refer to Note 20 to the Consolidated Financial Statements.

Unregistered Sales of Equity Securities

Ally did not have any unregistered sales of its equity securities in fiscal year 2010, except as previously disclosed on Form 8-K.

Ally Financial Inc. • Form 10-K

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

At and for the year ended December 31, ($ in millions)	2010	2009	2008	2007	2006
Financial statement data
Total financing revenue and other interest income	$11,447	$13,100	$18,054	$21,761	$24,100
Interest expense	6,836	7,274	10,441	13,553	14,638
Depreciation expense on operating lease assets	2,030	3,748	5,478	4,551	5,055
Impairment of investment in operating leases	—	—	1,218	—	—

Net financing revenue	2,581	2,078	917	3,657	4,407
Total other revenue (a)	5,321	4,417	15,271	6,161	7,860

Total net revenue	7,902	6,495	16,188	9,818	12,267
Provision for loan losses	442	5,604	3,102	3,037	1,948
Total other noninterest expense	6,281	7,850	8,349	8,203	8,457

Income (loss) from continuing operations before income tax expense (benefit)	1,179	(6,959)	4,737	(1,422)	1,862
Income tax expense (benefit) from continuing operations (b)	153	74	(136)	496	22

Net income (loss) from continuing operations	1,026	(7,033)	4,873	(1,918)	1,840

Income (loss) from discontinued operations, net of tax	49	(3,265)	(3,005)	(414)	285

Net income (loss)	$1,075	$(10,298)	$1,868	$(2,332)	$2,125

Total assets	$172,008	$172,306	$189,476	$248,939	$291,971
Long-term debt	$86,612	$88,021	$115,935	$159,342	$193,387
Total equity	$20,489	$20,839	$21,854	$15,565	$14,369
Financial ratios (c)
Return on assets
Net income (loss) from continuing operations	0.58%	(3.95)%	2.57%	(0.77)%	0.63%
Net income (loss)	0.61%	(5.79)%	0.99%	(0.94)%	0.73%
Return on equity
Net income (loss) from continuing operations	4.95%	(29.00)%	22.30%	(12.32)%	12.81%
Net income (loss)	5.19%	(42.46)%	8.55%	(14.98)%	14.79%
Equity to assets	11.72%	13.63%	11.53%	6.25%	4.92%
Net interest spread	1.23%	0.65%	(d )	(d )	(d	)
Net interest spread excluding original issue discount	2.29%	1.68%	(d )	(d )	(d	)
Regulatory capital ratios
Tier 1 capital	15.00%	14.15%	(d )	(d )	(d	)
Total risk-based capital	16.36%	15.55%	(d )	(d )	(d	)
Tier 1 leverage	13.05%	12.70%	(d )	(d )	(d	)
Tier 1 common	8.57%	4.85%	(d )	(d )	(d	)

(a)	2008 amount includes $12.6 billion of gains on the extinguishment of debt, primarily related to private exchange and cash tender offers settled during the fourth quarter. 2006 amount includes realized capital gains of $1.1 billion primarily related to the rebalancing of our investment portfolio at our Insurance operations.
(b)	Effective June 30, 2009, we converted from a limited liability company into a corporation and, as a result, became subject to corporate U.S. federal, state, and local taxes beginning in the third quarter of 2009. Our conversion to a corporation resulted in a change in tax status and a net deferred tax liability of $1.2 billion was established through income tax expense. Effective November 28, 2006, we, along with certain of our U.S. subsidiaries, converted to limited liability companies (LLCs) and became pass-through entities for U.S. federal income tax purposes. Our conversion to an LLC resulted in a change in tax status and the elimination of a $791 million net deferred tax liability through income tax expense. Refer to Note 24 to the Consolidated Financial Statements for additional information regarding our changes in tax status.
(c)	The 2010 and 2009 ratios were computed based on average assets and average equity using a combination of monthly and daily average methodologies. The 2008, 2007, and 2006 ratios have been computed based on period-end total assets and period-end total equity at December 31, 2008, 2007, and 2006.
(d)	Not applicable at December 31, 2008, 2007, and 2006, as we did not become a bank holding company until December 24, 2008.

Management’s Discussion and Analysis

Ally Financial Inc. • Form 10-K

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operation (MD&A), as well as other portions of this Form 10-K, may contain certain statements that constitute forward-looking statements within the meaning of the federal securities laws. The words “expect,” “anticipate,” “estimate,” “forecast,” “initiative,” “objective,” “plan,” “goal,” “project,” “outlook,” “priorities,” “target,” “intend,” “evaluate,” “pursue,” “seek,” “may,” “would,” “could,” “should,” “believe,” “potential,” “continue,” or the negatives of any of these words or similar expressions are intended to identify forward-looking statements. All statements herein, other than statements of historical fact, including without limitation statements about future events and financial performance, are forward-looking statements that involve certain risks and uncertainties. You should not place undue reliance on any forward-looking statement and should consider all uncertainties and risks discussed in this report, including those under Item 1A, Risk Factors, as well as those provided in any subsequent SEC filings. Forward-looking statements apply only as of the date they are made, and Ally undertakes no obligation to update any forward-looking statement to reflect events or circumstances that arise after the date the forward-looking statement are made.

Overview

Ally Financial Inc. (formerly GMAC Inc.) is a leading, independent, globally diversified, financial services firm with $172 billion in assets. Founded in 1919, we are a leading automotive financial services company with over 90 years experience providing a broad array of financial products and services to automotive dealers and their customers. We are also one of the largest residential mortgage companies in the United States. We became a bank holding company on December 24, 2008, under the Bank Holding Company Act of 1956, as amended (the BHC Act). Our banking subsidiary, Ally Bank, is an indirect wholly owned subsidiary of Ally Financial Inc. and a leading franchise in the growing direct (online and telephonic) banking market, with $33.9 billion of deposits at December 31, 2010. Ally Bank’s assets and operating results are divided between our Global Automotive Services and Mortgage operations based on its underlying business activities.

Our Business

Global Automotive Services

Our Global Automotive Services operations offer a wide range of financial services and insurance products to over 18,000 automotive dealers and their retail customers. We have deep dealer relationships that have been built over our 90-year history and our dealer-focused business model makes us a preferred automotive finance company for many automotive dealers. Our broad set of product offerings and customer-focused marketing programs differentiate Ally in the marketplace and help drive higher product penetration in our dealer relationships. Our ability to generate attractive automotive assets is driven by our global platform and scale, strong relationships with automotive dealers, a full suite of dealer financial products, automotive loan-servicing capabilities, dealer-based incentive programs, and superior customer service.

Our automotive financial services include providing retail installment sales contracts, loans, and leases, offering term loans to dealers, financing dealer floorplans and other lines of credit to dealers, fleet leasing, and vehicle remarketing services. We also offer vehicle service contracts and commercial insurance primarily covering dealers’ wholesale vehicle inventories in the United States and internationally. We are a leading provider of automobile vehicle service contracts with mechanical breakdown and maintenance coverages.

We have a longstanding relationship with GM and have developed strong relationships directly with GM-franchised dealers as well as gained extensive operating experience with GM-franchised dealers relative to other automotive finance companies. Since GM sold a majority interest in us in 2006, we have transformed ourselves to a market-driven independent automotive finance company. We continue to be a preferred financing provider to GM on incentivized retail loans. In May 2009, we became the preferred financing provider to Chrysler of incentivized retail loans and we have developed full product relationships, including wholesale financing for many of Chrysler’s franchised dealers. We have further diversified our customer base by establishing agreements to become preferred financing providers with other manufacturers including Fiat (for North America), Spyker Cars N.V. (Saab), and Thor Industries (recreational vehicles) in 2010. Currently, a significant portion of our business is originated through GM- and Chrysler-franchised dealers and their customers.

As a result of the recessionary environment and disruption in the capital markets beginning in late 2008, we experienced significantly lower new asset originations in late 2008 and throughout 2009. Additionally, we recognized a $1.2 billion

Management’s Discussion and Analysis

Ally Financial Inc. • Form 10-K

impairment on our automotive operating lease portfolio in 2008 as a result of significant declines in used vehicle prices and separately realized higher loan loss provisions on our nonprime automotive loan portfolio. As a result, we significantly curtailed our leasing and nonprime automotive loan originations in late 2008, which resulted in a reduction in the size of these existing portfolios during 2009 and 2010.

During 2009 and much of 2010 our primary emphasis has been on originating loans of higher credit tier borrowers. For this reason, our current operating results continue to reflect higher credit quality, lower yielding loans with lower credit loss experience. Ally however seeks to be a meaningful lender to a wide spectrum of borrowers. In 2010 we enhanced our risk management practices and efforts on risk-based pricing. We intend to gradually increase volumes in lower credit tiers in 2011. We have also selectively re-entered the leasing market with a more targeted product approach since late 2009. Both of these business opportunities are expected to gradually benefit net interest margin through time by earning higher yields on our assets.

We would also expect net financing revenue to increase and gains on the sale of automotive loans to decrease as we fund a greater proportion of our business through Ally Bank and reduce the amount of whole-loan sales. Additionally, we expect operating lease remarketing gains to diminish as a result of declines in the size of the operating lease portfolio and changes in used vehicle prices. We plan to continue to increase the proportion of our non-GM and Chrysler business, as we focus on maintaining and growing our dealer-customer base through our full suite of products, our dealer relationships, the scale of our platform, and our dealer-based incentive programs. We also expect a greater amount of non-GM and Chrysler consumer applications from dealers as we have recently joined a new credit application network, DealerTrack, which provides access to a more expansive universe of dealers.

Our international automotive lending operations currently originates loans in 15 countries with a focus on operations in five core markets: Germany, the United Kingdom, Brazil, Mexico, and China through our joint venture, GMAC-SAIC Automotive Finance Company Limited (GMAC-SAIC).

Our Insurance operations offer both consumer and commercial insurance products sold primarily through the automotive dealer channel. As part of our focus on offering dealers a broad range of products, we provide vehicle extended service contracts and mechanical breakdown coverages and underwrite selected commercial insurance coverages in the United States and internationally, primarily covering dealers’ wholesale vehicle inventory as well as personal automobile insurance in certain countries outside of the United States. In 2010, we sold our U.S. personal automotive insurance and certain international insurance operations in order to focus on products that support automotive dealers.

Mortgage

We report our Mortgage operations as two distinct segments: (1) Origination and Servicing operations and (2) Legacy Portfolio and Other operations.

Our Origination and Servicing operations is one of the leading originators of conforming and government-insured residential mortgage loans in the United States. We also originate and purchase high-quality government-insured residential mortgage loans in Canada. We are one of the largest residential mortgage loan servicers in the United States, and we provide collateralized lines of credit to other mortgage originators, which we refer to as warehouse lending. We finance our mortgage loan originations primarily in Ally Bank in the United States and in ResMor Trust in Canada. We sell the conforming mortgages we originate or purchase in sales that take the form of securitizations guaranteed by the Federal National Mortgage Association (Fannie Mae) or the Federal Home Loan Mortgage Corporation (Freddie Mae), and we sell government-insured mortgage loans we originate or purchase in securitizations guaranteed by the Government National Mortgage Association (Ginnie Mae) in the United States and sell the insured mortgages we originate in Canada as National Housing Act Mortgage-Backed Securities (NHA-MBS) issued under the Canada Mortgage and Housing Corporation’s NHA-MBS program or through whole-loan sales. We also selectively originate prime jumbo mortgage loans in the United States.

Our Legacy Portfolio and Other operations primarily consist of loans originated prior to January 1, 2009, and includes noncore business activities including discontinued operations, portfolios in runoff, and cash held in the ResCap legal entity. These activities, all of which we have discontinued, include, among other things: lending to real estate developers and homebuilders in the United States and the United Kingdom; purchasing, selling and securitizing nonconforming residential

Management’s Discussion and Analysis

Ally Financial Inc. • Form 10-K

mortgage loans (with the exception of U.S. prime jumbo mortgage loans) in both the United States and internationally; and certain conforming origination channels closed in 2008 and our mortgage reinsurance business.

We recently re-aligned our business model to focus on our Origination and Servicing operations in response to market developments and based on our strategic review of the mortgage business during 2009 and 2010. We have substantially eliminated nonconforming U.S. and international loan production (with the exception of U.S. prime jumbo mortgage loans) and have focused primarily on correspondent, direct, and warehouse-lending channels as opposed to high cost retail branch offices. Our origination platforms deliver products that have liquid market distribution and sales outlets and are structured to respond quickly as market conditions change. We have also consolidated our servicing operations to streamline our costs and align ourselves to capture future opportunities as mortgage servicing markets reform.

Additionally, we have implemented several strategic initiatives to reduce the risk related to our Legacy Portfolio and Other operations. These actions have included, but are not limited to, restructuring of ResCap debt in 2008, moving mortgage loans held-for-investment to held-for sale in 2009 while recording appropriate market value adjustments, the sale of legacy business platforms including our international operations in the United Kingdom and continental Europe, and other targeted asset dispositions including domestic and international mortgage loans and commercial finance receivables and loans. The consolidated assets of our Legacy Portfolio and Other operations have decreased to $12.3 billion at December 31, 2010, from $32.9 billion at December 31, 2008, due to these actions.

Mortgage loan origination volume is driven by the volume of home sales and prevailing interest rates. Our mortgage origination volume in 2010 was primarily driven by refinancings that were influenced by historically low interest rates. Refinancing originations are expected to decline in 2011 as a result of projected rising interest rates. Our focus in 2011 and future periods will be on sustaining our position as a leading originator and servicer of conforming and government-insured residential mortgage loans with limited expansion of our balance sheet while using agency securitizations to provide liquidity and continuing to align our origination and servicing platforms to take advantage of mortgage market reforms as they occur.

Corporate and Other

Corporate and Other includes our Commercial Finance Group, certain equity investments, the amortization of the discount associated with new debt issuances and bond exchanges, most notably from the December 2008 bond exchange, as well as the residual impacts of our corporate funds-transfer-pricing (FTP) and treasury asset liability management (ALM) activities.

Loss from continuing operations before income tax expense for Corporate and Other was $2.6 billion and $2.5 billion for the years ended December 31, 2010 and 2009, respectively. These losses were primarily driven by net financing losses of $2.1 billion and $2.5 billion for the years ended December 31, 2010 and 2009, respectively. The net financing losses at Corporate and Other are largely driven by the amortization of original issue discount, primarily related to our 2008 bond exchange, and the net financing loss that results from our FTP methodology.

The net financing revenue of our Global Automotive Services and Mortgage operations includes the results of a FTP process that insulates these operations from interest rate volatility by matching assets and liabilities with similar interest rate sensitivity and maturity characteristics. The FTP process assigns charge rates to the assets and credit rates to the liabilities within our Global Automotive Services and Mortgage operations, respectively, based on anticipated maturity and a benchmark index plus an assumed credit spread. The assumed credit spread represents the cost of funds for each asset class based on a blend of funding channels available to the enterprise, including unsecured and secured capital markets, private funding facilities, and deposits. In addition, a risk-based methodology, which incorporates each operations credit, market, and operational risk components is used to allocate equity to these operations.

The negative residual impact of our FTP methodology that is realized in Corporate and Other primarily represents the cost of certain funding and liquidity management activities not allocated through our FTP methodology. Most notably, the net interest expense of maintaining our liquidity and investment portfolios, the value of which was approximately $20.5 billion at December 31, 2010, is maintained in Corporate and Other and not allocated to the businesses through our FTP methodology. In addition, other unassigned funding costs, including the results of our ALM activities, are also not allocated to the businesses.

Management’s Discussion and Analysis

Ally Financial Inc. • Form 10-K

The following table summarizes the components of net financing losses for Corporate and Other reflecting bond exchange and conversion to a bank holding company in December 2008.

Year ended December 31, ($ in millions)	2010	2009
Original issue discount amortization (a)	$(1,204)	$(1,143)
Net impact of the FTP methodology
Cost of carry on the cash and investment portfolio	(504)	(543)
ALM / FTP cost of funds mismatch	(366)	(600)
Other unallocated interest costs	(130)	(294)

Total net impact of the FTP methodology	(1,000)	(1,437)
Commercial Finance Group net financing revenue and other	105	119

Total net financing losses for Corporate and Other	$(2,099)	$(2,461)

(a)	The original issue discount associated with our 2008 bond exchange and cash tender offers in 2008 was $1,158 million and $1,108 million during the year ended December 31, 2010 and 2009, respectively.

The following table presents the amortization of the original issue discount.

Year ended December 31, ($ in millions)	2010	2009
Original issue discount
Outstanding balance	$3,169	$4,373
Total amortization (a)	1,204	1,143
2008 bond exchange amortization (b)	1,158	1,108

(a)	Amortization is included as interest on long-term debt on the Consolidated Statement of Income.
(b)	2008 bond exchange amortization is included in total amortization.

The amortization of original issue discount will decline from what was recognized during 2010 and 2009. The following table presents the scheduled amortization of the original issue discount.

Year ended December 31, ($ in millions)	2011	2012	2013	2014	2015	2016 and thereafter (a)	Total
Original issue discount
Outstanding balance	$2,194	$1,844	$1,581	$1,390	$1,333	$—
Total amortization (b)	975	350	263	191	57	1,333	$3,169
2008 bond exchange amortization (c)	937	320	241	168	43	1,177	2,886

(a)	The maximum annual scheduled amortization for any individual year is $157 million in 2030 of which $151 million is related to 2008 bond exchange amortization.
(b)	The amortization is included as interest on long-term debt on the Consolidated Statement of Income.
(c)	2008 bond exchange amortization is included in total amortization.

Ally Bank

Ally Bank, our direct banking platform, provides our Automotive Finance and Mortgage operations with a stable, low-cost funding source and facilitates prudent asset growth. Our focus is on building a stable deposit base driven by our compelling brand and strong value proposition. Ally Bank raises deposits directly from customers through a direct banking channel via the internet and by telephone. We have become a leader in direct banking with our recognizable brand, accessible 24/7 customer service, and competitively priced products.

Ally Bank offers a full spectrum of deposit product offerings including certificates of deposits, savings accounts, money market accounts, and an online checking product. In addition, brokered deposits are obtained through third-party intermediaries. The deposit base at Ally Bank increased $14.7 billion to $33.9 billion at December 31, 2010, from $19.2 billion at December 31, 2008. The growth in deposits is primarily attributable to our retail deposits while our brokered deposits have remained at historical levels. Strong retention rates, reflecting the strength of the franchise, have materially contributed to our growth in retail deposits.

Management’s Discussion and Analysis

Ally Financial Inc. • Form 10-K

Funding and Liquidity

Our funding strategy largely focuses on the development of diversified funding sources across a global investor base to meet all of our liquidity needs throughout different market cycles, including periods of financial distress. Prior to becoming a bank holding company, our funding largely came from the following sources.

•	Public unsecured debt capital markets;

•	Asset-backed securitizations, both public and private;

•	Asset sales;

•	Committed and uncommitted credit facilities; and

•	Brokered and retail deposits

The diversity of our funding sources enhances funding flexibility, limits dependence on any one source and results in a more cost-effective strategy over the long term. Throughout 2008 and 2009, the global credit markets experienced extraordinary levels of volatility and stress. As a result, access by market participants, including Ally, to the capital markets was significantly constrained and borrowing costs increased as a result. In response, numerous government programs were established aimed at improving the liquidity position of U.S. financial services firms. After converting to a bank holding company in late 2008, we participated in several of the programs, including Temporary Liquidity Guaranty Program (TLGP), Term Auction Facility (TAF), and Term Asset-Backed Securities Loan Facility (TALF). Our diversification strategy and participation in these programs helped us to maintain sufficient liquidity during this period of financial distress to meet all maturing unsecured debt obligations and to continue our lending and operating activities.

During 2009, as part of our overall transformation from an independent financial services company to a bank holding company, we began to take actions to further diversify and develop more stable funding sources and, in particular, embark on initiatives to grow our consumer deposit-taking capabilities. In addition, we began distinguishing our liquidity management strategies between bank funding and nonbank funding.

Today, maximizing bank funding continues to be the cornerstone of our long-term liquidity strategy. We have made significant progress in migrating assets to Ally Bank and growing our retail deposit base since becoming a bank holding company. Deposits provide a low-cost source of funds that are less sensitive to interest rate changes, market volatility or changes in our credit ratings than other funding sources. At December 31, 2010, deposit liabilities totaled $39.0 billion, which constituted 29% of our total funding. This compares to just 14% at December 31, 2008.

In addition to building a larger deposit base, we continue to remain active in the securitization markets to finance our Ally Bank automotive loan portfolios. During 2010, we issued $8.1 billion in secured funding backed by retail and dealer floorplan automotive loans of Ally Bank. While deposits provide for a more stable funding base, our efficiencies in securitizations and improving capital market conditions have resulted in a reduction in the cost of funds achieved through secured funding transactions, making them a very attractive source of funding. For retail loans and leases, the primary reason why securitizations are an attractive funding source is that the term structure locks in funding for a specified pool of loans and leases for the life of the underlying asset. Once a pool of retail automobile loans are selected and placed into a securitization, the underlying assets and corresponding debt amortize simultaneously resulting in committed funding for the life of the asset. Performance of the underlying assets will have no bearing on any incremental liquidity risk. We manage the execution risk arising from secured funding by maintaining a diverse investor base and maintaining committed secured facilities.

As we have shifted our focus to migrating assets to Ally Bank and growing our bank funding capabilities, our reliance on parent company liquidity has similarly been reduced. Funding sources at the parent company generally consist of longer-term unsecured debt, private credit facilities, and asset-backed securitizations notably to fund our automotive loan portfolios in Canada, Europe, and Latin America. Historically, the unsecured term debt markets were a key source of long-term financing for us. However, given our ratings profile and market environment, during the second half of 2007 and throughout 2008 and

Management’s Discussion and Analysis

Ally Financial Inc. • Form 10-K

2009 we chose not to target transactions in the unsecured term debt markets due to the expected high market rates and alternative funding sources. In 2010, we re-entered the unsecured long-term debt capital markets and issued over $8.0 billion of unsecured debt globally through several issuances. At December 31, 2010, we had $9.5 billion and $12.6 billion of unsecured long-term debt with maturities in 2011 and 2012, respectively. To fund these maturities, we will continue to follow this approach of being aggressive, yet opportunistic, in the unsecured debt markets to prefund upcoming debt maturities.

The strategies described above have resulted in us achieving and maintaining a conservative liquidity position. Total available liquidity at the parent company was $23.8 billion, and Ally Bank had $7.5 billion of available liquidity at December 31, 2010. At the same time, these strategies have also resulted in a cost of funds improvement of approximately 100 basis points since becoming a bank holding company. Looking forward, given our enhanced liquidity and capital position and improved credit ratings, we expect that our cost of funds will continue to improve over time.

Credit Strategy

We are a full spectrum automotive finance lender with most of our automotive loan originations underwritten within the prime-lending markets and with a plan to prudently expand in nonprime markets. Our Mortgage Origination and Servicing operations now primarily focus on selling conforming mortgages we originate or purchase in sales that take the form of securitizations guaranteed by Fannie Mae or Freddie Mac and sells government-insured mortgage loans we originate or purchase in securitizations guaranteed by Ginnie Mae in the United States (collectively, the Government-sponsored Enterprises or GSEs).

During 2010, we noted significant improvement in our credit risk profile as a result of proactive credit risk initiatives that were taken in 2009 and 2010 and improvement in the overall economic environment. Risk initiatives undertaken included repositioning the loan portfolios from higher-risk, higher-yielding legacy assets to higher quality and lower risk assets. In addition, strategies were implemented to focus primarily on prime-lending markets, participation in mortgage loan modification programs, implementing tighter underwriting standards, and enhanced collection efforts. We discontinued and sold multiple nonstrategic operations, mainly in our international businesses, including our commercial construction portfolio. Within our Automotive Finance operations, we exited certain underperforming dealer relationships, curtailed leasing activities, and curtailed the origination of nonprime retail financings. Within our Mortgage operations, we reclassified certain legacy mortgage loans from held-for-investment to held-for-sale, which resulted in negative valuation adjustments.

During the year ended December 31, 2010, the credit performance of our portfolios improved overall as we benefited from lower frequency and severity of losses within our automotive portfolios and stabilization of asset quality trends within our mortgage portfolios. Nonperforming loans and charge-offs declined, and our provision for loan losses decreased from $5.6 billion in 2009 to $442 million in 2010.

We continue to see signs of economic stabilization in the housing and vehicle markets, although our total credit portfolio will continue to be affected by sustained levels of high unemployment and continued uncertainty in the housing market.

Representation and Warranty Obligations

We have made significant progress in mitigating repurchase reserve exposure through both settlements with key counterparties and continuing to maintain a robust reserve for representation and warranty obligations. We have settled with both Fannie Mae and Freddie Mac, which resolve material repurchase obligations with each counterparty. We also settled with five counterparties related to whole-loan sales. Our representation and warranty expense decreased to $670 million in 2010 from $1.5 billion in 2009. The repurchase reserve of $830 million at December 31, 2010, primarily represents exposure not related to the GSEs.

Outstanding claims during 2010 have remained relatively constant with GSE claim activity declining and monoline and other claims activity increasing. Typically, the obligations under representation and warranties provided to monolines and other whole-loan investors are not as comprehensive as those to the GSEs. As such, we believe a significant portion of these claims are ineligible for a repurchase.

Our Mortgage operations have issued private-label mortgage-backed securities infrequently since 2007. This exposure is notably different from GSE exposure since representation and warranties are not as comprehensive, collateral is segregated into different programs based on risk, and many transactions include overcollateralization. We have a limited amount of repurchase experience with these investors, and therefore it is currently not possible to estimate future obligations and any related range of loss.

Management’s Discussion and Analysis

Ally Financial Inc. • Form 10-K

Bank Holding Company and the Treasury’s Investments

During 2008, and continuing into 2009, the credit, capital, and mortgage markets became increasingly disrupted. This disruption led to severe reductions in liquidity and adversely affected our capital position. As a result, Ally sought approval to become a bank holding company to obtain access to capital at a lower cost to remain competitive in our markets. On December 24, 2008, Ally and IB Finance Holding Company, LLC, the holding company of Ally Bank, were each approved as bank holding companies under the Bank Holding Company Act of 1956. At the same time, Ally Bank converted from a Utah-chartered industrial bank into a Utah-chartered commercial nonmember bank. Ally Bank as an FDIC-insured depository institution, is subject to the supervision and examination of the Federal Deposit Insurance Corporation (FDIC) and the Utah Department of Financial Institutions (UDFI). Ally Financial Inc. is subject to the supervision and examination of the Board of Governors of the Federal Reserve System (the FRB). We are required to comply with regulatory risk-based and leverage capital requirements, as well as various safety and soundness standards established by the FRB, and are subject to certain statutory restrictions concerning the types of assets or securities that we may own and the activities in which we may engage.

As one of the conditions to becoming a bank holding company, the FRB required several actions of Ally, including meeting a minimum amount of regulatory capital. In order to meet this requirement, Ally took several actions, the most significant of which were the execution of private debt exchanges and cash tender offers to purchase and/or exchange certain of our and our subsidiaries outstanding notes held by eligible holders for a combination of cash, newly issued notes of Ally, and in the case of certain of the offers, preferred stock. The transactions resulted in an extinguishment of all notes tendered or exchanged into the offers and the new notes and stock were recorded at fair value on the issue date. This resulted in a pretax gain on extinguishment of debt of $11.5 billion and a corresponding increase to our capital levels. The gain included a $5.4 billion original issue discount representing the difference between the face value and the fair value of the new notes and is being amortized as interest expense over the term of the new notes. In addition, the U.S. Department of Treasury (the Treasury) made an initial investment in Ally on December 29, 2008, pursuant to the Troubled Asset Relief Program (TARP) with a $5.0 billion purchase of Ally perpetual preferred stock with a total liquidation preference of $5.25 billion (Perpetual Preferred Stock).

On May 21, 2009, the Treasury made a second investment of $7.5 billion in exchange for Ally mandatorily convertible preferred stock with a total liquidation preference of approximately $7.9 billion (the Old MCP), which included a $4 billion investment to support our agreement with Chrysler to provide automotive financing to Chrysler dealers and customers and a $3.5 billion investment related to the FRB’s Supervisory Capital Assessment Program requirements. Shortly after this second investment, on May 29, 2009, the Treasury acquired 35.36% of Ally common stock when it exercised its right to acquire 190,921 shares of Ally common stock from General Motors Corporation (GM) as repayment for an $884 million loan that the Treasury had previously provided to GM.

On December 30, 2009, we entered into another series of transactions with the Treasury under TARP, pursuant to which the Treasury (i) converted 60 million shares of Old MCP (with a total liquidation preference of $3.0 billion) into 259,200 shares of additional Ally common stock; (ii) invested $1.25 billion in new Ally mandatorily convertible preferred stock with a total liquidation preference of approximately $1.3 billion (the New MCP); and (iii) invested $2.54 billion in new trust preferred securities with a total liquidation preference of approximately $2.7 billion. At this time, the Treasury also exchanged all of its Perpetual Preferred Stock and remaining Old MCP (following the conversion of Old MCP described above) into additional New MCP.

Finally, on December 30, 2010, the Treasury converted 110 million shares of New MCP (with a total liquidation preference of approximately $5.5 billion) into 531,850 shares of additional Ally common stock. This action represents a critical step in our path to fully repay the Treasury’s investments. The conversion reduces dividends by approximately $500 million per year, assists with capital preservation, and is expected to improve profitability with a lower cost of funds. As a result of this conversion, the Treasury currently holds 73.8% of Ally common stock, approximately $5.9 billion in aggregate liquidation preference amount of New MCP and approximately $2.7 billion in aggregate liquidation preference amount of trust preferred securities. As a result of its current common stock investment, the Treasury is entitled to appoint six of the eleven total members of the Ally Board of Directors.

Management’s Discussion and Analysis

Ally Financial Inc. • Form 10-K

The following table summarizes the investments in Ally made by the Treasury in 2008 and 2009.

($ in millions)	Investment type	Date	Cash investment	Warrants	Total
TARP	Preferred equity	December 29, 2008	$5,000	$250	$5,250
GM Loan Conversion (a)	Common equity	May 21, 2009	884	—	884
SCAP 1	Preferred equity (MCP)	May 21, 2009	7,500	375	7,875
SCAP 2	Preferred equity (MCP)	December 30, 2009	1,250	63	1,313
SCAP 2	Trust preferred securities	December 30, 2009	2,540	127	2,667

Total cash investments			$17,174	$815	$17,989

(a)	In January 2009, the Treasury loaned $884 million to General Motors. In connection with that loan, the Treasury acquired rights to exchange that loan for 190,921 shares. In May 2009, the Treasury exercised that right.

The following table summarizes the Treasury’s investment in Ally at December 31, 2010.

December 31, 2010 ($ in millions)	Book Value	Face Value
MCP (a)	$5,685	$5,938
Trust preferred securities	2,540	2,667
Common equity (b)		73.8%

(a)	The amount equals the sum of converting $3.0 billion and $5.5 billion of MCP to common equity in December 2009 and December 2010, respectively.
(b)	Represents the current common equity ownership position by the Treasury.

Discontinued Operations

During 2009 and 2010, we committed to sell certain operations of our International Automotive Finance operations, Insurance operations, Mortgage Legacy Portfolio and Other operations, and Commercial Finance Group, and have classified certain of these operations as discontinued. For all periods presented, all of the operating results for these operations have been removed from continuing operations. Refer to Note 2 to the Consolidated Financial Statements for more details.

Management’s Discussion and Analysis

Ally Financial Inc. • Form 10-K

Primary Lines of Business

Our primary lines of business are Global Automotive Services and Mortgage. The following table summarizes the operating results excluding discontinued operations of each line of business. Operating results for each of the lines of business are more fully described in the MD&A sections that follow.

Year ended December 31, ($ in millions)	2010	2009	2008	Favorable/ (unfavorable) 2010-2009 % change	Favorable/ (unfavorable) 2009-2008 % change
Total net revenue (loss)
Global Automotive Services
North American Automotive Finance operations	$4,011	$3,831	$2,597	5	48
International Automotive Finance operations	999	968	1,242	3	(22)
Insurance operations	2,360	2,271	2,961	4	(23)
Mortgage
Origination and Servicing operations	1,808	1,005	1,132	80	(11)
Legacy Portfolio and Other operations	865	(59)	678	n/m	(109)
Corporate and Other	(2,141)	(1,521)	7,578	(41)	(120)

Total	$7,902	$6,495	$16,188	22	(60)

Income (loss) from continuing operations before income tax expense (benefit)
Global Automotive Services
North American Automotive Finance operations	$2,344	$1,624	$(322)	44	n/m
International Automotive Finance operations	228	(157)	102	n/m	n/m
Insurance operations	569	329	499	73	(34)
Mortgage
Origination and Servicing operations	917	39	462	n/m	(92)
Legacy Portfolio and Other operations	(254)	(6,304)	(3,070)	96	(105)
Corporate and Other	(2,625)	(2,490)	7,066	(5)	(135)

Total	$1,179	$(6,959)	$4,737	117	n/m

n/m = not meaningful

Management’s Discussion and Analysis

Ally Financial Inc. • Form 10-K

Consolidated Results of Operations

The following table summarizes our consolidated operating results excluding discontinued operations for the periods shown. Refer to the operating segment sections of the MD&A that follows for a more complete discussion of operating results by line of business.

Year ended December 31, ($ in millions)	2010	2009	2008	Favorable/ (unfavorable) 2010-2009 % change	Favorable/ (unfavorable) 2009-2008 % change
Net financing revenue
Total financing revenue and other interest income	$11,447	$13,100	$18,054	(13)	(27)
Interest expense	6,836	7,274	10,441	6	30
Depreciation expense on operating lease assets	2,030	3,748	5,478	46	32
Impairment of investment in operating leases	—	—	1,218	—	100

Net financing revenue	2,581	2,078	917	24	127
Other revenue
Net servicing income	1,169	445	1,484	163	(70)
Insurance premiums and service revenue earned	1,865	1,977	2,710	(6)	(27)
Gain on mortgage and automotive loans, net	1,267	811	159	56	n/m
(Loss) gain on extinguishment of debt	(123)	665	12,628	(118)	(95)
Other gain (loss) on investments, net	505	166	(378)	n/m	144
Other income, net of losses	638	353	(1,332)	81	127

Total other revenue	5,321	4,417	15,271	20	(71)
Total net revenue	7,902	6,495	16,188	22	(60)
Provision for loan losses	442	5,604	3,102	92	(81)
Noninterest expense
Compensation and benefits expense	1,622	1,576	1,916	(3)	18
Insurance losses and loss adjustment expenses	876	1,042	1,402	16	26
Other operating expenses	3,783	5,232	5,031	28	(4)

Total noninterest expense	6,281	7,850	8,349	20	6
Income (loss) from continuing operations before income tax expense (benefit)	1,179	(6,959)	4,737	117	n/m
Income tax expense (benefit) from continuing operations	153	74	(136)	(107)	(154)

Net income (loss) from continuing operations	$1,026	$(7,033)	$4,873	115	n/m

n/m = not meaningful

2010 Compared to 2009

We earned net income from continuing operations of $1.0 billion for the year ended December 31, 2010, compared to a net loss from continuing operations of $7.0 billion for the year ended December 31, 2009. Continuing operations for the year ended December 31, 2010, were favorably impacted by our strategic mortgage actions taken during 2009 to stabilize our consumer and commercial portfolios that resulted in a significant decrease in our provision for loan losses and our continued focus on cost reduction resulted in lower operating expenses. The year ended December 31, 2010, was also favorably impacted by an increase in net servicing income; higher gains on the sale of loans; and lower impairments on equity investments, lot option projects, model homes, and foreclosed real estate.

Total financing revenue and other interest income decreased by 13% for the year ended December 31, 2010, compared to 2009. Our International Automotive Finance operations experienced lower consumer and commercial asset levels due to adverse business conditions in Europe and the runoff of wind-down portfolios in certain international countries as we shifted our focus to five core international markets: Germany, the United Kingdom, Brazil, Mexico, and China through our joint venture. A decline in asset levels in our Mortgage Legacy Portfolio and Other operations resulted from asset sales and

Management’s Discussion and Analysis

Ally Financial Inc. • Form 10-K

portfolio runoff. Operating lease revenue (along with the related depreciation expense) at our North American Automotive Finance operations decreased as a result of a net decline in the size of our operating lease portfolio due to our decision in late 2008 to significantly curtail leasing. The decrease was partially offset by lease portfolio remarketing gains due to strong used vehicle prices and higher remarketing volume as well as an increase in consumer and commercial financing revenue related to the addition of non-GM automotive financing business.

Interest expense decreased 6% for the year ended December 31, 2010, compared to 2009. Interest expense decreased as a result of a change in our funding mix with an increased amount of funding coming from deposit liabilities as well as favorable trends in the securitization markets.

Net servicing income was $1.2 billion for the year ended December 31, 2010, compared to $445 million in 2009. The increase was primarily due to projected cash flow improvements related to slower prepayment speeds as well as higher Home Affordable Modification Program (HAMP) loss mitigation incentive fees compared to prior year unfavorable hedge performance with respect to mortgage servicing rights.

Insurance premiums and service revenue earned decreased 6% for the year ended December 31, 2010, compared to 2009. The decrease was primarily driven by lower earnings from our U.S. extended service contracts due to a decrease in domestic written premiums related to lower vehicle sales volume during the period 2007 to 2009. The decrease was partially offset by increased volume in our international operations.

Gain on mortgage and automotive loans increased 56% for the year ended December 31, 2010, compared to 2009. The increase was primarily related to unfavorable valuation adjustments taken during 2009 on our held-for-sale automobile loan portfolios, higher gains on mortgage whole-loan sales and securitizations in 2010 compared to 2009, higher gains on mortgage loan resolutions in 2010, and the recognition of a gain on the deconsolidation of an on-balance sheet securitization. The increase was partially offset by gains on the sale of wholesale automotive financing receivables during 2009 as there were no off-balance sheet wholesale funding transactions during 2010.

We incurred a loss on extinguishment of debt of $123 million for the year ended December 31, 2010, compared to a gain of $665 million for the year ended December 31, 2009. The activity in all periods related to the extinguishment of certain Ally debt that for the year ended December 31, 2010, included $101 million of accelerated amortization of original issue discount.

Other gain on investments was $505 million for the year ended December 31, 2010, compared to $166 million in 2009. The increase was primarily due to higher realized investment gains driven by market repositioning and the sale of our tax-exempt securities portfolio. During the year ended December 31, 2009, we recognized other-than-temporary impairments of $55 million.

Other income, net of losses, increased 81% for the year ended December 31, 2010, compared to 2009. The improvement in 2010 was primarily related to the absence of loan origination income deferral due to the fair value option election for our held-for-sale loans during the third quarter of 2009 and the impact of significant impairments recognized in 2009. In 2009, we recorded impairments on equity investments, lot option projects, model homes, and an $87 million fair value impairment upon the transfer of our resort finance portfolio from held-for-sale to held-for-investment. Also in 2010, we recognized gains on the sale of foreclosed real estate compared to losses and impairments in 2009.

The provision for loan losses was $442 million for the year ended December 31, 2010, compared to $5.6 billion in 2009. The Mortgage Legacy Portfolio and Other provision decreased $4.1 billion from the prior year due to an improved asset mix as a result of the strategic actions taken during the fourth quarter of 2009 to write-down and reclassify certain legacy mortgage loans from held-to-investment to held-for-sale. The decrease in provision was also driven by the continued runoff and improved loss performance of our Nuvell nonprime automotive financing portfolio.

Insurance losses and loss adjustment expenses decreased 16% for the year ended December 31, 2010, compared to 2009. The decrease was primarily driven by lower loss experience in our Mortgage Legacy Portfolio and Other operations’ captive reinsurance portfolio.

Other operating expenses decreased 28% for the year ended December 31, 2010, compared to 2009, reflecting our continued expense reduction efforts. The improvements were primarily due to lower mortgage representation and warranty

Management’s Discussion and Analysis

Ally Financial Inc. • Form 10-K

expenses, reduced professional service expenses, lower technology and communications expense, lower full-service leasing vehicle maintenance costs, lower insurance commissions, and lower advertising and marketing expenses for the year ended December 31, 2010.

We recognized consolidated income tax expense of $153 million for the year ended December 31, 2010, compared to $74 million in 2009. The increase was driven primarily by foreign taxes on higher pretax profits not subject to valuation allowance and U.S. state income taxes in states where profitable subsidiaries are required to file separately from other loss companies in the group or where the use of prior year losses is restricted.

2009 Compared to 2008

We reported a net loss from continuing operations of $7.0 billion for the year ended December 31, 2009, compared to net income from continuing operations of $4.9 billion for the year ended December 31, 2008. The 2009 results from continuing operations were adversely affected by strategic actions taken in the fourth quarter of 2009 to sell certain legacy mortgage assets resulting in the reclassification of these loans from held-for-investment to held-for-sale. These actions resulted in provision for loan losses of $2.0 billion. Additionally, 2009 was adversely impacted by higher mortgage representation and warranty expense of $1.2 billion compared to 2008 and a $1.2 billion income tax expense impact related to our conversion from a limited liability company to a corporation effective June 30, 2009. The income tax expense related to our conversion was largely offset by income tax benefits resulting from the operating loss recognized in 2009. These adverse impacts were partially offset by a strengthening used vehicle market, which resulted in higher remarketing proceeds that favorably impacted depreciation expense and reduced the provision for loan losses as a result of higher collateral values that reduced our loss severity. Additionally, 2008 results benefited from an $11.5 billion pretax gain from the extinguishment of debt related to our bond exchange.

Total financing revenue and other interest income decreased by 27% for the year ended December 31, 2009, compared to 2008, primarily due to lower asset levels at our Global Automotive Services and Mortgage Legacy Portfolio and Other operations as a result of lower asset origination levels and portfolio runoff. Consumer and operating lease revenue (along with the related depreciation expense) at our North American Automotive Finance operations and International Automotive Finance operations decreased as a result of our strategic decisions in late 2008 to significantly curtail leasing due to credit market dislocation, negative economic conditions, low consumer confidence, and decreasing lease residual values. In addition, our International Automotive Finance operations’ consumer and commercial asset levels were lower due to operations winding down in several countries. Declines in Legacy Mortgage asset levels resulted from asset sales and portfolio runoff. Additionally, we recognized lower yields on consumer mortgage loans as a result of higher delinquencies, increases in nonaccrual levels, and the impact of lower rates on adjustable-rate mortgage loans.

Interest expense was $7.3 billion for the year ended December 31, 2009, compared to $10.4 billion in 2008. Interest expense decreased at our North American Automotive Finance operations and at our International Automotive Finance operations primarily due to reductions in the average balance of interest-bearing liabilities consistent with lower average asset levels. The decrease at Mortgage was primarily due to a lower average cost of funds due to declining interest rates and lower average borrowings related to a reduction in asset levels and extinguishments of ResCap debt. These decreases were partially offset by the amortization of the original issue discount associated with the December 2008 bond exchange.

No impairment of investment in operating leases was recognized in 2009. In 2008 we recognized a $1.2 billion impairment on our investment in operating leases that resulted from significant declines in used vehicle demand and used vehicle sales prices. The impairment consisted of $1.2 billion within our North American Automotive Finance operations and $26 million within our International Automotive Finance operations.

Net servicing income decreased 70% during the year ended December 31, 2009, compared to 2008. The decrease was mainly due to unfavorable mortgage servicing valuations reflecting a projected reduction in cash flows and increased prepayment assumptions as a result of lower market interest rates compared to favorable valuation adjustments due to decreasing prepayment trends in 2008. Additionally, we recognized unfavorable hedge performance due to changes in the spreads between our servicing assets and the derivative hedge portfolio, which is used to manage interest rate risk. Our ability to fully hedge interest rate risk and volatility was restricted in the latter half of 2008 and during the year ended December 31, 2009, by the limited availability of willing counterparties to enter into forward agreements and liquidity constraints hindering our ability to take positions in the option markets. Servicing fees also declined as a result of portfolio runoff and sales of certain servicing assets during the second half of 2008.

Management’s Discussion and Analysis

Ally Financial Inc. • Form 10-K

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

The net gain on mortgage and automotive loans was $811 million for the year ended December 31, 2009, compared to $159 million for the year ended December 31, 2008. The net improvement in 2009 was primarily due to realized losses related to Legacy Mortgage asset sales in 2008. Additionally, we recognized improved margins on sales of loans in 2009 as a result of our focus on originating conforming and government-insured residential mortgage loans. Partially offsetting the improvement was decreased gains from lower whole-loan sales volumes and securitization transactions in our North American Finance Automotive operations due to a shift in our strategy to a deposit-based funding model through Ally Bank with less reliance on the securitization markets.

Gain on extinguishment of debt totaled $665 million for the year ended December 31, 2009, compared to $12.6 billion for the year ended December 31, 2008. The 2009 results were primarily driven by the recognition of a $634 million gain on the extinguishment of certain debt as part of privately negotiated transactions. The 2008 results were impacted largely by the fourth quarter private debt exchange and cash tender offers that generated pretax gains of $11.5 billion. The 2008 results also include additional debt extinguishment gains of $1.1 billion recognized by Mortgage offset by losses of $23 million recognized by Corporate and Other due to the repurchase and extinguishment of ResCap debt.

Other net gain on investments was $166 million for the year ended December 31, 2009, compared to a net loss of $378 million in 2008. The increase was primarily related to the write-off of certain investment securities in 2008 and lower other-than-temporary impairments on investment securities in 2009.

Other income, net of losses, increased $1.7 billion for the year ended December 31, 2009, compared to 2008. The improvement was primarily related to the absence of certain 2008 events including a $570 million full equity-method investment impairment due to the decline in credit market conditions and unfavorable asset revaluations, significant equity investment losses, and the recognition of a $255 million impairment on the assets of our resort finance business in 2008. Additionally, the improvement was driven by lower losses on the sale of foreclosed real estate due to lower volume and severity and lower impairments on lot option projects and model homes, and lower losses on residual interests due to the write-down of home equity residuals in 2008. Partially offsetting these increases was a decrease in real estate brokerage fee income due to the 2008 sale of our business that provided brokerage and relocation services.

The provision for loan losses was $5.6 billion for the year ended December 31, 2009, compared to $3.1 billion in 2008. The Mortgage provision for loan losses increased $2.6 billion for the year ended December 31, 2009. The increase was primarily due to strategic actions in the fourth quarter of 2009 as a result of the decision to sell certain legacy mortgage assets resulting in the reclassification of these assets from held-for-investment to held-for-sale and consequently the recognition of $2.0 billion in expense. Additionally, we recognized higher provision for loan losses on the Ally Bank held-for-investment portfolio due to higher projected delinquencies and loss severities, as well as regulatory input. The increase was partially offset by lower provision for loan losses as a result of lower mortgage loan and lending receivables balances in 2009 compared to 2008. Our North American Automotive Finance operations’ provision decreased $587 million for the year ended December 31, 2009, primarily due to a decrease in the provision for retail balloon contracts as a result of a strengthening used vehicle market in the United States and portfolio runoff as this product was curtailed in September 2008. Our Commercial Finance Group’s provision increased $481 million for the year ended December 31, 2009, due to an increase in provision for loan losses within the resort finance business and in our European operations.

Compensation and benefits expense decreased 18% for the year ended December 31, 2009, compared to 2008, primarily due to lower employee headcount.

Insurance losses and loss adjustment expenses decreased 26% for the year ended December 31, 2009, compared to 2008. The decrease was primarily driven by the sale of our U.S. reinsurance agency and lower loss experience in our dealership-related products as a result of lower volumes.

Management’s Discussion and Analysis

Ally Financial Inc. • Form 10-K

Other operating expenses increased 4% for the year ended December 31, 2009, compared to 2008. Other operating expenses were largely impacted by higher mortgage representation and warranty expense of $1.2 billion in 2009 compared to 2008. Excluding the effects of mortgage representation and warranty expense, other operating expenses decreased 22% in 2009 compared to 2008. Contributing to this improvement was a decrease in insurance commissions, reduced restructuring expenses, reduced professional service expenses, and lower vehicle remarketing and repossession expenses.

We recognized consolidated tax expense of $74 million for the year ended December 31, 2009, compared to a tax benefit of $136 million in 2008. The increase in tax expense was primarily due to our conversion from a limited liability company to a corporation effective June 30, 2009, which resulted in the recognition of a $1.2 billion net deferred tax liability through income tax expense. Additionally, we recognized higher valuation allowances in 2009 compared to 2008. Partially offsetting the increase in expense was higher tax benefits on operating losses as a result of our conversion to a corporation. Refer to Note 24 to the Consolidated Financial Statements for additional information regarding our change in tax status.

Global Automotive Services

Results for Global Automotive Services are presented by reportable segment, which includes our North American Automotive Finance operations, our International Automotive Finance operations, and our Insurance operations.

North American Automotive Finance Operations

Results of Operations

The following table summarizes the operating results of our North American Automotive Finance operations for the periods shown. North American Automotive Finance operations consist of automotive financing in the United States and Canada and include the automotive activities of Ally Bank and ResMor Trust. The amounts presented are before the elimination of balances and transactions with our other reportable segments.

Year ended December 31, ($ in millions)	2010	2009	2008	Favorable/ (unfavorable) 2010-2009 % change	Favorable/ (unfavorable) 2009-2008 % change
Net financing revenue
Consumer	$2,339	$1,804	$2,358	30	(23)
Commercial	1,425	1,136	1,044	25	9
Loans held-for-sale	112	320	473	(65)	(32)
Operating leases	3,570	5,408	7,236	(34)	(25)
Interest and dividend income	149	269	374	(45)	(28)

Total financing revenue and other interest income	7,595	8,937	11,485	(15)	(22)
Interest expense	2,377	2,363	3,534	(1)	33
Depreciation expense on operating lease assets	1,897	3,500	5,228	46	33
Impairment of investment in operating leases	—	—	1,192	—	100

Net financing revenue	3,321	3,074	1,531	8	101
Other revenue
Servicing fees	226	238	295	(5)	(19)
Gain on automotive loans, net	249	220	442	13	(50)
Other income	215	299	329	(28)	(9)

Total other revenue	690	757	1,066	(9)	(29)
Total net revenue	4,011	3,831	2,597	5	48
Provision for loan losses	286	611	1,198	53	49
Noninterest expense
Compensation and benefits expense	387	435	482	11	10
Other operating expenses	994	1,161	1,239	14	6

Total noninterest expense	1,381	1,596	1,721	13	7
Income (loss) before income tax expense	$2,344	$1,624	$(322)	44	n/m

Total assets	$81,893	$68,282	$71,981	20	(5)

n/m = not meaningful

Management’s Discussion and Analysis

Ally Financial Inc. • Form 10-K

2010 Compared to 2009

Our North American Automotive Finance operations earned income before income tax expense of $2.3 billion for the year ended December 31, 2010, compared to $1.6 billion for the year ended December 31, 2009. Results for the year ended December 31, 2010, were favorably impacted by increased loan origination volume related to improved economic conditions, the growth of our non-GM consumer and commercial automotive financing business, and favorable remarketing results, which reflected continued strength in the used vehicle market.

Total financing revenue and other interest income decreased 15% for the year ended December 31, 2010, compared to 2009. The decrease was primarily related to a decline in operating lease revenue, which exceeded the growth in consumer and commercial net financing revenue. Operating lease revenue (along with the related depreciation expense) decreased primarily due to a decline in the size of our operating lease portfolio resulting from our decision in late 2008 to significantly curtail leasing. This decision was based on the significant decline in used vehicle prices that resulted in increasing residual losses during 2008 and an impairment of our lease portfolio. During the latter half of 2009, we selectively re-entered the leasing market with more targeted lease product offerings. As a result, runoff of the legacy portfolio exceeded new origination volume. The decrease in operating lease revenue was largely offset by an associated decline in depreciation expense, which was also favorably impacted by remarketing gains as a result of continued strength in the used vehicle market and higher remarketing volume. Consumer financing revenue (combined with interest income on consumer loans held-for-sale) increased 15% during the year ended December 31, 2010, primarily due to an increase in consumer loan origination volume as a result of improved economic conditions and increased volume from non-GM channels. Additionally, consumer asset levels increased due to the consolidation of consumer loans included in securitization transactions that were previously classified as off-balance sheet. Refer to Note 11 to the Consolidated Financial Statements for further information regarding the consolidation of these assets. The increase was partially offset by a change in the consumer asset mix related to the runoff of the higher-yielding Nuvell nonprime automotive financing portfolio. Commercial revenue increased 25%, compared to the year ended December 31, 2009, primarily due to an increase in dealer wholesale funding driven by improved economic conditions, the growth of non-GM wholesale floorplan business, and the recognition of all wholesale funding transactions on-balance sheet in 2010 compared to certain transactions that were off-balance sheet in 2009. Interest and dividend income decreased 45% for the year ended December 31, 2010, primarily due to a change in funding mix including lower levels of off-balance sheet securitizations.

Net gain on automotive loans increased 13% for the year ended December 31, 2010, compared to 2009. The increase was primarily related to higher levels of retail whole-loan sales in 2010, higher gains on the sale of loans during 2010, and unfavorable valuation adjustments taken during 2009 on the held-for-sale portfolio. The increase was partially offset by higher gains on the sale of wholesale receivables during 2009 as there were no off-balance sheet wholesale funding transactions during 2010.

Other income decreased 28% for the year ended December 31, 2010, compared to 2009. The decrease was primarily due to unfavorable swap mark-to-market activity related to the held-for-sale loan portfolio in 2010.

The provision for loan losses was $286 million for the year ended December 31, 2010, compared to $611 million in 2009. The decrease was primarily driven by the continued runoff of our Nuvell portfolio and improved loss performance in the consumer loan portfolio reflecting improved pricing in the used vehicle market and higher credit quality of more recent originations.

Noninterest expense decreased 13% for the year ended December 31, 2010, compared to 2009. The decrease was primarily due to lower compensation and benefits expense primarily related to lower employee headcount resulting from rightsizing the cost structure with business volumes along with further productivity improvements, unfavorable foreign-currency movements during the year ended December 31, 2009, and lower IT and professional services costs due to continued focus on cost reduction.

2009 Compared to 2008

Our North American Automotive Finance operations earned income before income tax expense of $1.6 billion for the year ended December 31, 2009, compared to a loss before income tax expense of $322 million for the year ended December 31, 2008. The year ended December 31, 2009, was favorably impacted by a significant improvement in the used

Management’s Discussion and Analysis

Ally Financial Inc. • Form 10-K

vehicle market, which resulted in higher remarketing proceeds that favorably impacted operating lease depreciation expense. Additionally, we incurred lower provision for loan losses related to our liquidating retail balloon portfolio as a result of higher collateral values that reduced our loss severity. Further, because of this improvement in the used vehicle market, we did not recognize operating lease impairments in 2009, compared to impairments of $1.2 billion in 2008. These favorable items were partially offset by lower financing revenue related to a declining asset base resulting from reduced originations due to the economic recession and the dislocation in the capital and credit markets.

Total financing revenue and other interest income decreased 22% for the year ended December 31, 2009, compared to 2008. Consumer financing revenue (combined with interest income on consumer loans held-for-sale) decreased 25% during the year ended December 31, 2009, primarily due to lower average consumer asset levels. These lower asset levels were driven by significantly lower originations beginning in late 2008 due to the general economic recession and significantly tighter credit markets in the United States and Canada as well as the runoff of the higher-yielding Nuvell nonprime automotive financing portfolio. The $320 million of income on loans held-for-sale for the year ended December 31, 2009, related to interest on loans that are expected to be sold in whole-loan and full securitization transactions over the next twelve months. Commercial revenue increased 9%, compared to the year ended December 31, 2008, primarily due to an increase in average commercial loan balances that was primarily due to the growth in non-GM related wholesale floorplan business and the reconsolidation of certain off-balance sheet wholesale securitization transactions in 2009. Operating lease revenue (along with the related depreciation expense) decreased as new lease originations significantly declined due to our strategic decision in late 2008 to significantly curtail leasing. This decision was based on the significant decline in used vehicle prices that resulted in an impairment charge and increasing residual losses during 2008. The decrease in operating lease revenue was partially offset by remarketing gains resulting from higher used vehicle selling prices due to a strengthening used vehicle market in 2009. Interest and dividend income decreased 28% for the year ended December 31, 2009, primarily due to a change in funding mix including lower levels of off-balance sheet securitizations.

Interest expense decreased 33% for the year ended December 31, 2009, compared to 2008. The decrease was driven by lower funding requirements due to lower average asset levels in 2009.

No impairment of investment in operating leases was recognized in 2009. In 2008, we recognized a $1.2 billion impairment that resulted from sharp declines in demand and used vehicle sale prices, which adversely affected vehicle remarketing proceeds.

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

The provision for loan losses decreased 49% for the year ended December 31, 2009, compared to 2008. The decrease was due primarily to decreases in the provision for retail balloon contracts primarily as a result of a strengthening used vehicle market and portfolio runoff as this product was curtailed in September 2008. A lower supply of used vehicles in 2009, among other factors, resulted in increased residual values and, in turn, lower provision for loan losses. Additionally, during 2008, the commercial provision had trended higher in response to concerns over GM and associated GM-dealer financial health. These favorable developments were partially offset by an increase in provision for loan loss expense related to unfavorable loss trends in consumer loans in the Nuvell portfolio, primarily in the second half of 2009.

Other noninterest expense decreased 7% for the year ended December 31, 2009, compared to 2008. The decrease was primarily driven by lower compensation and benefits expense and lower restructuring charges due to headcount reductions resulting from prior restructuring actions.

Management’s Discussion and Analysis

Ally Financial Inc. • Form 10-K

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

Year ended December 31, ($ in millions)	2010	2009	2008	Favorable/ (unfavorable) 2010-2009 % change	Favorable/ (unfavorable) 2009-2008 % change
Net financing revenue
Consumer	$1,075	$1,271	$1,604	(15)	(21)
Commercial	390	495	819	(21)	(40)
Loans held-for-sale	15	2	—	n/m	n/m
Operating leases	205	305	344	(33)	(11)
Interest and dividend income	59	55	197	7	(72)

Total financing revenue and other interest income	1,744	2,128	2,964	(18)	(28)
Interest expense	924	1,176	1,814	21	35
Depreciation expense on operating lease assets	137	247	247	45	—
Impairment of investment in operating leases	—	—	26	—	100

Net financing revenue	683	705	877	(3)	(20)
Other revenue
Gain (loss) on automotive loans, net	21	(77)	2	127	n/m
Other income	295	340	363	(13)	(6)

Total other revenue	316	263	365	20	(28)
Total net revenue	999	968	1,242	3	(22)
Provision for loan losses	54	230	204	77	(13)
Noninterest expense
Compensation and benefits expense	164	202	202	19	—
Other operating expenses	553	693	734	20	6

Total noninterest expense	717	895	936	20	4
Income (loss) from continuing operations before income tax expense	$228	$(157)	$102	n/m	n/m

Total assets	$15,979	$21,802	$29,290	(27)	(26)

n/m = not meaningful

2010 Compared to 2009

Our International Automotive Finance operations earned income from continuing operations before income tax expense of $228 million during the year ended December 31, 2010, compared to a loss from continuing operations before income tax expense of $157 million during the year ended December 31, 2009. Results for 2010 were favorably impacted by lower provision for loan losses and lower restructuring charges on wind-down operations.

Total financing revenue and other interest income decreased 18% for the year ended December 31, 2010, compared to 2009, primarily due to decreases in consumer and commercial asset levels as the result of adverse business conditions in Europe and the runoff of wind-down portfolios.

Interest expense decreased 21% for the year ended December 31, 2010, compared to 2009, primarily due to reductions in borrowing levels consistent with a lower asset base.

Management’s Discussion and Analysis

Ally Financial Inc. • Form 10-K

Depreciation expense on operating lease assets decreased 45% for the year ended December 31, 2010, compared to 2009, primarily due to the continued runoff of the full-service leasing portfolio.

Net gain on automotive loans was $21 million for the year ended December 31, 2010, compared to a net loss of $77 million for the year ended December 31, 2009. The losses for the year ended December 31, 2009, were due primarily to lower-of-cost or market adjustments on certain loans held-for-sale in certain wind-down operations. The gains for the year ended December 31, 2010, were primarily due to the partial release of lower-of-cost or market adjustments on loans held-for-sale in wind-down operations due to improved market values.

The provision for loan losses was $54 million for the year ended December 31, 2010, compared to $230 million in 2009. The decrease was primarily due to improved loss performance on the consumer portfolio reflecting higher origination quality in 2009 and 2010 and the improving financial position of our dealer customers in Europe.

Noninterest expense decreased 20% for the year ended December 31, 2010, compared to 2009. The decrease was primarily due to lower compensation and benefits expense primarily related to lower employee headcount resulting from restructuring activities, unfavorable foreign-currency movements during the year ended December 31, 2009, and lower IT and professional service costs due to continued focus on cost reduction.

2009 Compared to 2008

Our International Automotive Finance operations incurred a loss from continuing operations before income tax expense of $157 million during the year ended December 31, 2009, compared to income from continuing operations before income tax expense of $102 million during the year ended December 31, 2008. The year ended December 31, 2009, was unfavorably impacted by lower financing revenue related to a declining asset base. The asset base decline resulted from reduced originations due to the wind-down of operations in several countries and lower GM sales volume due to the general economic recession. The decrease was partially offset by lower funding costs commensurate with a lower asset base.

Total financing revenue and other interest income decreased 28% for the year ended December 31, 2009, compared to 2008. Consumer financing revenue decreased 21% during the year ended December 31, 2009, primarily due to lower consumer asset levels as a result of significantly lower originations due to the general economic recession, lower GM vehicle sales volume in 2009, and the wind-down of operations in several countries. Consumer asset levels at December 31, 2009, decreased $3.7 billion, or 24%, compared to December 31, 2008. Commercial revenue decreased 40% during 2009 compared to 2008, primarily due to lower commercial asset levels resulting from decreased GM sales volume and the wind-down of operations in several countries. Operating lease revenue decreased due to the significant curtailment of the lease product beginning in late 2008 and the runoff of assets in the full-service leasing portfolio. Interest and dividend income decreased 72% during the year ended December 31, 2009, primarily due to lower intercompany income resulting from a decline in intercompany-lending activity with our Commercial Finance Group and the reclassification of interest income on a one-time Brazil judicial deposit in 2008. Additionally, total financing revenue and other interest income were unfavorably impacted by foreign-currency movements as a result of the strengthening of the U.S. dollar in 2009 compared to 2008.

Interest expense decreased 35% for the year ended December 31, 2009, compared to 2008. The decrease was driven by reductions in the average balance of interest-bearing liabilities consistent with a lower asset base and favorable foreign-currency movements.

No impairment of investment in operating leases was recognized in 2009. The $26 million recognized for the year ended December 31, 2008, related to the full-service leasing portfolio and resulted from declines in demand and used vehicle sale prices.

We incurred a net loss on automotive loans of $77 million for the year ended December 31, 2009, compared to a net gain of $2 million for the year ended December 31, 2008. The loss for the year ended December 31, 2009, was primarily due to the recognition of a $61 million lower-of-cost or fair value adjustment on the held-for-sale Spanish consumer portfolio. Additionally, during 2009, we recognized a $16 million loss on the sale of our India portfolio.

Management’s Discussion and Analysis

Ally Financial Inc. • Form 10-K

Other income decreased 6% for the year ended December 31, 2009, compared to 2008. The decrease was primarily related to lower full-service leasing fees as a result of asset runoff and the absence of a U.K. value added tax (VAT) refund received in 2008. The decrease was partially offset by favorable mark-to-market adjustments on derivatives and increased vehicle remarketing income on full-service leasing vehicles resulting from a stronger used vehicle market.

Other noninterest expense decreased 4% for the year ended December 31, 2009, compared to 2008. The 2009 results were favorably impacted by the reclassification of interest income on a one-time Brazil judicial deposit in 2008 and lower IT and marketing expenses. The decrease in expense was partially offset by unfavorable foreign-currency movements and higher severance and restructuring expenses.

Automotive Finance Operations

Our North American Automotive Finance operations and our International Automotive Finance operations (Automotive Finance operations) provide automotive financing services to consumers and to automotive dealers. For consumers, we offer retail automobile financing and leasing for new and used vehicles, and through our commercial automotive financing operations, we fund dealer purchases of new and used vehicles through wholesale or floorplan financing.

Consumer Automotive Financing

Historically, we have provided two basic types of financing for new and used vehicles: retail automobile contracts (retail contracts) and automobile lease contracts. In most cases, we purchase retail contracts and leases for new and used vehicles from dealers when the vehicles are purchased or leased by consumers. In a number of markets outside the United States, we are a direct lender to the consumer. Our consumer automotive financing operations generate revenue through finance charges or lease payments and fees paid by customers on the retail contracts and leases. In connection with lease contracts, we also recognize a gain or loss on the remarketing of the vehicle at the end of the lease.

The amount we pay a dealer for a retail contract is based on the negotiated purchase price of the vehicle and any other products, such as service contracts, less any vehicle trade-in value and any down payment from the consumer. Under the retail contract, the consumer is obligated to make payments in an amount equal to the purchase price of the vehicle (less any trade-in or down payment) plus finance charges at a rate negotiated between the consumer and the dealer. In addition, the consumer is also responsible for charges related to past-due payments. When we purchase the contract, it is normal business practice for the dealer to retain some portion of the finance charge as income for the dealership. Our agreements with dealers place a limit on the amount of the finance charges they are entitled to retain. Although we do not own the vehicles we finance through retail contracts, we hold a perfected security interest in those vehicles. Due to funding challenges related to the general economic recession at the time, in January 2009, we ceased originating financing volume through Nuvell, which had focused on nonprime automotive financing through GM-affiliated dealers.

With respect to consumer leasing, we purchase leases (and the associated vehicles) from dealerships. The purchase price of consumer leases is based on the negotiated price for the vehicle less any vehicle trade-in and any down payment from the consumer. Under the lease, the consumer is obligated to make payments in amounts equal to the amount by which the negotiated purchase price of the vehicle (less any trade-in value or down payment) exceeds the projected residual value (including residual support) of the vehicle at lease termination, plus lease charges. The consumer is also generally responsible for charges related to past due payments, excess mileage, and excessive wear and tear. When the lease contract is entered into, we estimate the residual value of the leased vehicle at lease termination. We generally base our determination of the projected residual values on a guide published by an independent publisher of vehicle residual values, which is stated as a percentage of the manufacturer’s suggested retail price. These projected values may be upwardly adjusted as a marketing incentive if the manufacturer or Ally considers above-market residual support necessary to encourage consumers to lease vehicles.

Consumer automobile leases are operating leases; therefore, credit losses on the operating lease portfolio are not as significant as losses on retail contracts because lease losses are limited to payments and assessed fees. Since some of these fees are not assessed until the vehicle is returned, these losses on the lease portfolio are correlated with lease termination volume. North American operating lease accounts past due over 30 days represented 2.36% and 3.12% of the total portfolio at December 31, 2010 and 2009, respectively. In late 2008, we significantly curtailed leasing due to distress in the capital markets and the significant decline in used vehicle prices that resulted in increased residual losses. We selectively re-entered the leasing market in 2009; however, originations are significantly lower than in past years. We did not receive residual support from GM or Chrysler on lease originations in 2010 or 2009.

Management’s Discussion and Analysis

Ally Financial Inc. • Form 10-K

Our standard U.S. leasing plan, SmartLease, requires a monthly payment by the consumer. We also offer an alternative leasing plan, SmartLease Plus, that requires one up-front payment of all lease amounts at the time the consumer takes possession of the vehicle. In addition to the SmartLease plans, prior to September 2008, we offered the SmartBuy plan through U.S. dealerships to consumers. SmartBuy combined certain features of a lease contract with those of a traditional retail contract. Under the SmartBuy plan, the customer pays regular monthly payments that are generally lower than would otherwise be owed under a traditional retail contract. At the end of the contract, the customer has several options including keeping the vehicle by making a final balloon payment, refinancing the balloon payment, or returning the vehicle to us and paying a disposal fee plus any applicable excess wear and excess mileage charges. Unlike a lease contract, during the course of a SmartBuy contract, the customer owns the vehicle, and we hold a perfected security interest in the vehicle. Effective September 2008, we ceased new originations of the SmartBuy product.

With respect to all financed vehicles, whether subject to a retail contract or a lease contract, we require that property damage insurance be obtained by the consumer. In addition, for lease contracts, we require that bodily injury and comprehensive and collision insurance be obtained by the consumer.

The consumer financing revenue of our Automotive Finance operations totaled $3.4 billion, $3.1 billion, and $4.0 billion in 2010, 2009, and 2008, respectively.

Consumer Automotive Financing Volume

The following table summarizes our new and used vehicle consumer financing volume and our share of consumer sales.

	Ally consumer automotive financing volume			% Share of consumer sales
Year ended December 31, (units in thousands)	2010	2009	2008	2010	2009	2008
GM new vehicles
North America	694	488	929	40	27	38
International (excluding China) (a)	299	272	421	22	20	32
China (b)	119	74	59	11	11	13

Total GM new units financed	1,112	834	1,409

Chrysler new vehicles
North America	322	64	8	38	8	—
International (excluding China)	1	—	—

Total Chrysler new units financed	323	64	8

Other non-GM/Chrysler new vehicles
North America	33	10	52
International (excluding China)	4	4	25
China (b)	89	33	11

Total other non-GM/Chrysler new units financed	126	47	88

Used vehicles
North America	269	142	339
International (excluding China)	25	22	103

Total used units financed	294	164	442

Total consumer automotive financing volume	1,855	1,109	1,947

(a)	Excludes financing volume and GM consumer sales of discontinued operations as well as GM consumer sales for other countries in which GM operates and in which we have no financing volume.
(b)	Includes vehicles financed through a joint venture in China in which Ally owns a minority interest.

Growth in consumer automotive financing volume and related penetration levels in 2010 compared to 2009 were primarily driven by higher industry sales, growth of our leasing business, and full implementation of Ally Dealer Rewards. Volume and penetration levels were also favorably impacted by the addition of Chrysler consumer automotive financing.

Management’s Discussion and Analysis

Ally Financial Inc. • Form 10-K

Manufacturer Marketing Incentives

GM and Chrysler may elect to sponsor incentive programs (on both retail contracts and leases) by supporting finance rates below the standard market rates at which we purchase retail contracts. These marketing incentives are also referred to as rate support or subvention. When GM or Chrysler utilize these marketing incentives, we are compensated at contract inception for the present value of the difference between the customer rate and our standard rates, which we defer and recognize as a yield adjustment over the life of the contract.

GM historically provided incentives, referred to as residual support, on leases, although we currently do not have residual support arrangements on 2010 or 2009 originated leases. As previously mentioned, under these programs, we bear a portion of the risk of loss to the extent the value of a leased vehicle upon remarketing is below the projected residual value of the vehicle at the time the lease contract is signed. However, these projected values may be upwardly adjusted as a marketing incentive if GM considers an above-market residual appropriate to encourage consumers to lease vehicles. Residual support by GM results in a lower monthly lease payment for the consumer. GM reimburses us to the extent remarketing sales proceeds are less than the residual value set forth in the lease contract and no greater than our standard residual rates.

In addition to the residual support arrangement for leases originated prior to 2009, GM shares in residual risk on a significant portion of off-lease vehicles sold at auction. Specifically, we and GM share a portion of the loss when resale proceeds fall below the standard residual values on vehicles sold at auction. GM reimburses us for a portion of the difference to the extent that proceeds are lower than our standard residual values (limited to a floor).

Under what we refer to as GM-sponsored pull-ahead programs, consumers may be encouraged to terminate leases early in conjunction with the acquisition of a new GM vehicle. As part of these programs, we waive all or a portion of the customer’s remaining payment obligation. Under most programs, GM compensates us for a portion of the foregone revenue from the waived payments partially offset to the extent that our remarketing sales proceeds are higher than otherwise would be realized if the vehicle had been remarketed at lease contract maturity.

On November 30, 2006, and in connection with the sale by GM of a 51% interest in Ally, GM and Ally entered into several service agreements that codified the mutually beneficial historic relationship between the companies. One such agreement was the United States Consumer Financing Services Agreement (the Financing Services Agreement). The Financing Services Agreement, among other things, provided that subject to certain conditions and limitations, whenever GM offers vehicle financing and leasing incentives to customers (e.g., lower interest rates than market rates), it would do so exclusively through Ally. This requirement was effective through November 2016, and in consideration for this, Ally paid to GM an annual exclusivity fee and was required to meet certain targets with respect to consumer retail and lease financings of new GM vehicles.

Effective December 29, 2008, and in connection with the approval of our application to become a bank holding company, GM and Ally modified certain terms and conditions of the Financing Services Agreement. Certain of these amendments include the following: (1) for a two-year period, GM can offer retail financing incentive programs through a third-party financing source under certain specified circumstances and, in some cases, subject to the limitation that pricing offered by the third party meets certain restrictions, and after the two-year period GM can offer any such incentive programs on a graduated basis through third parties on a nonexclusive, side-by-side basis with Ally, provided that the pricing of such third parties meets certain requirements; (2) Ally will have no obligation to provide operating lease financing products; and (3) Ally will have no targets against which it could be assessed penalties. The modified Financing Services Agreement will expire on December 31, 2013. After December 31, 2013, GM will have the right to offer retail financing incentive programs through any third-party financing source, including Ally, without restrictions or limitations. A primary objective of the Financing Services Agreement continues to be supporting distribution and marketing of GM products.

Retail and lease contracts acquired by us that included rate and residual subvention from GM as a percentage of total new GM retail and lease contracts acquired, were as follows.

Year ended December 31,	2010	2009	2008
North America operations (a)	51%	69%	79%
International operations (a) (b)	43%	53%	42%

(a)	We did not receive residual support from GM on lease originations in 2010 or 2009.
(b)	Represents subvention for continuing operations only.

Management’s Discussion and Analysis

Ally Financial Inc. • Form 10-K

On August 6, 2010, we entered into an agreement with Chrysler LLC (Chrysler) to be the preferred provider of financial services for Chrysler vehicles. The agreement replaced and superseded the legally binding term sheet that we entered into with Chrysler on April 30, 2009, which contemplated this definitive agreement. We provide retail financing to Chrysler dealers and customers as we deem appropriate according to our credit policies and in our sole discretion. Chrysler is obligated to provide us with certain exclusivity privileges including the use of Ally for designated minimum threshold percentages of certain of Chrysler’s retail financing subvention programs. The agreement extends through April 30, 2013, with automatic one-year renewals unless either we or Chrysler provides sufficient notice of nonrenewal.

Servicing

We have historically serviced all retail contracts and leases we retained on-balance sheet. We historically sold a portion of the retail contracts we originated and retained the right to service and earn a servicing fee for our servicing functions. Ally Servicing Inc., a wholly owned subsidiary, performs most servicing activities for U.S. retail contracts and consumer automobile leases.

Servicing activities consist largely of collecting and processing customer payments, responding to customer inquiries such as requests for payoff quotes, processing customer requests for account revisions (such as payment extensions and rewrites), maintaining a perfected security interest in the financed vehicle, monitoring vehicle insurance coverage, and disposing of off-lease vehicles. Servicing activities are generally consistent for our Automotive Finance operations; however, certain practices may be influenced by local laws and regulations.

Our U.S. customers have the option to receive monthly billing statements or coupon books, to remit payment by mail or through electronic fund transfers, or to establish online web-based account administration through the Ally Account Center. Customer payments are processed by regional third-party processing centers that electronically transfer payment data to customers’ accounts.

Servicing activities also include initiating contact with customers who fail to comply with the terms of the retail contract or lease. These contacts typically begin with a reminder notice when the account is 5 to 15 days past due. Telephone contact typically begins when the account is 1 to 15 days past due. Accounts that become 20 to 30 days past due are transferred to special collection teams that track accounts more closely. The nature and timing of these activities depend on the repayment risk of the account.

During the collection process, we may offer a payment extension to a customer experiencing temporary financial difficulty. A payment extension enables the customer to delay monthly payments for 30, 60, or 90 days, thereby deferring the maturity date of the contract by the period of delay. Extensions granted to a customer typically do not exceed 90 days in the aggregate during any 12-month period or 180 days in aggregate over the life of the contract. If the customer’s financial difficulty is not temporary and management believes the customer could continue to make payments at a lower payment amount, we may offer to rewrite the remaining obligation, extending the term and lowering the monthly payment obligation. In those cases, the principal balance generally remains unchanged while the interest rate charged to the customer generally increases. Extension and rewrite collection techniques help mitigate financial loss in those cases where management believes the customer will recover from financial difficulty and resume regularly scheduled payments or can fulfill the obligation with lower payments over a longer period. Before offering an extension or rewrite, collection personnel evaluate and take into account the capacity of the customer to meet the revised payment terms. Although the granting of an extension could delay the eventual charge-off of an account, typically we are able to repossess and sell the related collateral, thereby mitigating the loss. As an indication of the effectiveness of our consumer credit practices, of the total amount outstanding in the U. S. traditional retail portfolio at December 31, 2007, only 8.2% of the extended or rewritten accounts were subsequently charged off through December 31, 2010. A three-year period was utilized for this analysis as this approximates the weighted average remaining term of the portfolio. At December 31, 2010, 7.4% of the total amount outstanding in the servicing portfolio had been granted an extension or was rewritten.

Subject to legal considerations, in the United States we normally begin repossession activity once an account becomes greater than 60-days past due. Repossession may occur earlier if management determines the customer is unwilling to pay, the

Management’s Discussion and Analysis

Ally Financial Inc. • Form 10-K

vehicle is in danger of being damaged or hidden, or the customer voluntarily surrenders the vehicle. Approved third-party repossession firms handle repossessions. Normally the customer is given a period of time to redeem the vehicle by paying off the account or bringing the account current. If the vehicle is not redeemed, it is sold at auction. If the proceeds do not cover the unpaid balance, including unpaid financing charges and allowable expenses, the resulting deficiency is charged off. Asset recovery centers pursue collections on accounts that have been charged off, including those accounts where the vehicle was repossessed, and skip accounts where the vehicle cannot be located.

At December 31, 2010 and 2009, our total consumer automotive serviced portfolio was $78.8 billion and $82.6 billion, respectively, compared to our consumer automotive on-balance sheet portfolio of $60.4 billion at December 31, 2010, and our managed portfolio of $63.1 billion at December 31, 2009. Prior to 2010, our managed portfolio included retail receivables held on-balance sheet for investment and receivables securitized and sold that we continued to service and in which we had a continuing involvement (i.e., in which we retain an interest or risk of loss in the underlying receivables). On January 1, 2010, we adopted ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (ASU 2009-17), that resulted in the consolidation of all receivables that had been considered off-balance sheet and included as part of our managed portfolio becoming on-balance sheet assets.

Remarketing and Sales of Leased Vehicles

When we acquire a consumer lease, we assume ownership of the vehicle from the dealer. Neither the consumer nor the dealer is responsible for the value of the vehicle at the time of lease termination. When vehicles are not purchased by customers or the receiving dealer at lease termination, the vehicle is returned to us for remarketing through an auction. We generally bear the risk of loss to the extent the value of a leased vehicle upon remarketing is below the projected residual value determined at the time the lease contract is signed. GM may share this risk with us for certain leased GM vehicles, as described previously under Manufacturer Marketing Incentives.

The following table summarizes our methods of vehicle sales in the United States at lease termination stated as a percentage of total lease vehicle disposals.

Year ended December 31,	2010	2009	2008
Auction
Internet	60%	57%	47%
Physical	18%	25%	38%
Sale to dealer	12%	11%	10%
Other (including option exercised by lessee)	10%	7%	5%

We primarily sell our off-lease vehicles through:

•

Internet auctions — We offer off-lease vehicles to dealers and certain other third parties in the United States through our proprietary internet site (SmartAuction). This internet sales program maximizes the net sales proceeds from off-lease vehicles by reducing the time between vehicle return and ultimate disposition, reducing holding costs, and broadening the number of prospective buyers. We maintain the internet auction site, set the pricing floors on vehicles, and administer the auction process. We earn a service fee for every vehicle sold through SmartAuction.

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

Commercial Automotive Financing

Automotive Wholesale Dealer Financing

One of the most important aspects of our dealer relationships is supporting the sale of vehicles through wholesale or floorplan financing. We primarily support automotive finance purchases by dealers of new and used vehicles manufactured or

Management’s Discussion and Analysis

Ally Financial Inc. • Form 10-K

distributed before sale or lease to the retail customer. Wholesale automotive financing represents the largest portion of our commercial financing business and is the primary source of funding for dealers’ purchases of new and used vehicles. During 2010, we financed an average of $18.9 billion of new GM vehicles, representing an 86% share of GM’s North American dealer inventory and a 75% share of GM’s international dealer inventory in countries where GM operates and we had dealer inventory financing, excluding China. We also financed an average of $5.8 billion of new Chrysler vehicles representing a 75% share of Chrysler’s North American dealer inventory. In addition, we financed an average of $2.4 billion of new non-GM/Chrysler vehicles.

On August 6, 2010, we entered into an agreement with Chrysler to provide automotive financing products and services to Chrysler dealers. The agreement replaced and superseded the legally binding term sheet that we entered into with Chrysler on April 30, 2009, which contemplated this definitive agreement. We are Chrysler’s preferred provider of new wholesale financing for dealer inventory in the United States, Canada, Mexico, and other international markets upon the mutual agreement of the parties. We provide dealer financing and services to Chrysler dealers as we deem appropriate according to our credit policies and in our sole discretion. The agreement extends through April 30, 2013, with automatic one-year renewals unless either we or Chrysler provides sufficient notice of nonrenewal.

Wholesale credit is arranged through lines of credit extended to individual dealers. In general, each wholesale credit line is secured by all vehicles and by other assets owned by the dealer or the operator’s or owner’s personal guarantee. Additionally, to minimize our risk, both GM and Chrysler are bound by repurchase obligations that, under certain circumstances, require them to repurchase new vehicle inventory, such as dealer default. The amount we advance to dealers is equal to 100% of the wholesale invoice price of new vehicles, which includes destination and other miscellaneous charges, and with respect to vehicles manufactured by GM and other motor vehicle manufacturers, a price rebate, known as a holdback, from the manufacturer to the dealer in varying amounts stated as a percentage of the invoice price. Interest on wholesale automotive financing is generally payable monthly. Most wholesale automotive financing of our North American Automotive Finance operations is structured to yield interest at a floating rate indexed to the Prime Rate. The wholesale automotive financing of our International Automotive Finance operations is structured to yield interest at a floating rate indexed to benchmark rates specific to the relative country. The rate for a particular dealer is based on, among other things, competitive factors, the amount and status of the dealer’s creditworthiness, and various incentive programs.

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

Under wholesale financing arrangements, we lend money to GM-franchised dealers to finance their vehicle inventory purchases from GM. We advance the loan proceeds directly to GM. Under an agreement with GM, the advances were made before the date the vehicles were expected to be delivered to the dealers. We earned $178 million of interest under the terms of this arrangement during the year ended December 31, 2010. At the end of 2010 GM terminated this advance payment arrangement. We expect any remaining interest payments in 2011 in connection with the terminated arrangement to be minimal.

The commercial wholesale revenue of our Automotive Finance operations totaled $1.4 billion, $1.2 billion, and $1.3 billion in 2010, 2009, and 2008, respectively.

Management’s Discussion and Analysis

Ally Financial Inc. • Form 10-K

Commercial Wholesale Financing Volume

The following table summarizes the average balances of our commercial wholesale floorplan finance receivables of new and used vehicles and share of dealer inventory in markets where we operate.

	Average balance			% Share of dealer inventory
Year ended December 31, ($ in millions)	2010	2009	2008	2010	2009	2008
GM new vehicles
North America (a)	$14,948	$17,107	$24,306	86	86	88
International (excluding China) (b) (c)	2,919	3,311	4,804	75	91	97
China (b) (d)	1,075	573	633	81	80	84

Total GM new vehicles financed	18,942	20,991	29,743

Chrysler new vehicles
North America (a)	5,793	1,762	512	75	25	—
International	42	27	—

Total Chrysler new vehicles financed	5,835	1,789	512

Other non-GM/Chrysler new vehicles
North America	1,951	1,741	2,381
International (excluding China)	414	621	1,300
China (d)	—	5	39

Total other non-GM/Chrysler new vehicles financed	2,365	2,367	3,720

Used vehicles
North America	3,044	2,401	3,203
International (excluding China)	358	255	407

Total used vehicles financed	3,402	2,656	3,610

Total commercial wholesale finance receivables	$30,544	$27,803	$37,585

(a)	Share of dealer inventory based on end of period dealer inventory.
(b)	Share of dealer inventory based on wholesale financing share of GM shipments.
(c)	Excludes commercial wholesale finance receivables and dealer inventory of discontinued operations as well as dealer inventory for other countries in which GM operates and in which we had no commercial wholesale finance receivables.
(d)	Includes vehicles financed through a joint venture in China in which Ally owns a minority interest.

Commercial wholesale financing average volume increased during 2010 compared to 2009, primarily due to the addition of Chrysler wholesale automotive financing. The reduction in GM’s wholesale volume reflects the elimination of the Hummer, Saturn, and Pontiac brands, along with the reduction of total GM dealers. North American penetration levels remained strong in 2010.

Other Commercial Automotive Financing

We also provide other forms of commercial financing for the automotive industry including automotive dealer term loans and automotive fleet financing. Automotive dealer term loans are loans that we make to dealers to finance other aspects of the dealership business. These loans are typically secured by real estate, other dealership assets, and the personal guarantees of the individual owners of the dealership. Automotive fleet financing may be obtained by dealers, their affiliates, and other companies and be used to purchase vehicles, which they lease or rent to others. We generally have a security interest in these vehicles and in the rental payments; however, competitive factors may occasionally limit the security interest in this collateral.

Servicing and Monitoring

We service all of the wholesale credit lines in our portfolio and the wholesale automotive finance receivables that we have securitized. A statement setting forth billing and account information is distributed on a monthly basis to each dealer.

Management’s Discussion and Analysis

Ally Financial Inc. • Form 10-K

Interest and other nonprincipal charges are billed in arrears and are required to be paid immediately upon receipt of the monthly billing statement. Generally, dealers remit payments to Ally through wire transfer transactions initiated by the dealer through a secure web application.

Dealers are assigned a risk rating based on various factors, including capital sufficiency, operating performance, financial outlook, and credit and payment history. The risk rating affects the amount of the line of credit, the determination of further advances, and the management of the account. We monitor the level of borrowing under each dealer’s account daily. When a dealer’s balance exceeds the credit line, we may temporarily suspend the granting of additional credit or increase the dealer’s credit line or take other actions following evaluation and analysis of the dealer’s financial condition and the cause of the excess.

We periodically inspect and verify the existence of dealer vehicle inventories. The timing of the verifications varies, and no advance notice is given to the dealer. Among other things, verifications are intended to determine dealer compliance with the financing agreement and confirm the status of our collateral.

Management’s Discussion and Analysis

Ally Financial Inc. • Form 10-K

Insurance

Results of Operations

The following table summarizes the operating results of our Insurance operations excluding discontinued operations for the periods shown. The amounts presented are before the elimination of balances and transactions with our other operating segments.

Year ended December 31, ($ in millions)	2010	2009	2008	Favorable/ (unfavorable) 2010-2009 % change	Favorable/ (unfavorable) 2009-2008 % change
Insurance premiums and other income
Insurance premiums and service revenue earned	$1,836	$1,933	$2,666	(5)	(27)
Investment income	451	266	112	70	138
Other income	73	72	183	1	(61)

Total insurance premiums and other income	2,360	2,271	2,961	4	(23)
Expense
Insurance losses and loss adjustment expenses	840	875	1,311	4	33
Acquisition and underwriting expense
Compensation and benefits expense	117	136	156	14	13
Insurance commissions expense	601	654	821	8	20
Other expenses	233	277	174	16	(59)

Total acquisition and underwriting expense	951	1,067	1,151	11	7

Total expense	1,791	1,942	2,462	8	21
Income from continuing operations before income tax expense	$569	$329	$499	73	(34)

Total assets	$8,789	$10,614	$12,013	(17)	(12)

Insurance premiums and service revenue written	$1,588	$1,436	$2,158	11	(33)

Combined ratio (a)	94.1%	97.0%	89.1%

(a)	Management uses combined ratio as a primary measure of underwriting profitability with its components measured using accounting principles generally accepted in the United States of America. Underwriting profitability is indicated by a combined ratio under 100% and is calculated as the sum of all incurred losses and expenses (excluding interest and income tax expense) divided by the total of premiums and service revenues earned and other income.

2010 Compared to 2009

Our Insurance operations earned income from continuing operations before income tax expense of $569 million for the year ended December 31, 2010, compared to $329 million for the year ended December 31, 2009. The increase was primarily due to higher realized investment gains driven by overall market improvement and reduced expenses.

Insurance premiums and service revenue earned was $1.8 billion for the year ended December 31, 2010, compared to $1.9 billion in 2009. Insurance premiums and service revenue earned decreased primarily due to lower earnings from our U.S. extended service contracts due to a decrease in domestic written premiums related to lower vehicle sales volume from 2007 to 2009. The decrease was partially offset by increased volume in our international operations.

Investment income totaled $451 million for the year ended December 31, 2010, compared to $266 million in 2009. The increase was primarily due to higher realized investment gains driven by market repositioning. During the year ended December 31, 2009, we realized other-than-temporary impairments of $55 million. The increase in investment income was also slightly offset by reductions in the average size of the investment portfolio throughout the year and a decrease in the average security investment yield. The fair value of the investment portfolio was $4.2 billion and $4.7 billion at December 31, 2010 and 2009, respectively.

Management’s Discussion and Analysis

Ally Financial Inc. • Form 10-K

Acquisition and underwriting expense decreased 11% for the year ended December 31, 2010, compared to 2009. The decrease was primarily due to lower expenses in our U.S. dealership-related products matching our decrease in earned premiums. The decrease was partially offset by increased expenses within our international operations to match the increase in earned premiums.

Insurance premiums and service revenue written was $1.6 billion for the year ended December 31, 2010, compared to $1.4 billion in 2009. Insurance premiums and service revenue written increased due to higher written premiums in our U.S. dealership-related products, particularly our vehicle service contract products. Vehicle service contract revenue is earned over the life of the service contract on a basis proportionate to the expected loss pattern. As such, the majority of earnings from vehicle service contracts written during the year ended December 31, 2010, will be recognized as income in future periods.

2009 Compared to 2008

Our Insurance operations earned income from continuing operations before income tax expense of $329 million for the year ended December 31, 2009, compared to $499 million for 2008. Income from continuing operations before income tax expense decreased primarily due to unfavorable underwriting results, principally driven by decreases in premiums earned, and a $93 million gain on the sale of our U.S. reinsurance agency in 2008. These negative impacts were offset by higher realized investment gains during 2009 compared to realized investment losses taken in 2008.

Insurance premiums and service revenue earned decreased 27% for the year ended December 31, 2009, compared to 2008. Insurance premiums and service revenue earned decreased primarily due to the sale of our U.S. reinsurance agency in November 2008. Additionally, decreases were recognized due to lower earned premiums on extended service contracts written in 2009 and prior periods, lower dealer inventory levels, and decreases in international operations. These decreases were primarily due to the overall negative economic environment.

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

Acquisition and underwriting expense decreased 7% for the year ended December 31, 2009, compared to 2008. The decrease was primarily due to the sale of our U.S. reinsurance agency and lower volumes, which was partially offset by an increase in corporate overhead allocations.

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

Management’s Discussion and Analysis

Ally Financial Inc. • Form 10-K

In some instances, ceded reinsurance is used to reduce the risk associated with volatile businesses, such as catastrophe risk in U.S. dealer vehicle inventory insurance or smaller businesses, such as Canadian automobile or European-dealer vehicle inventory insurance. Our commercial products business is covered by traditional catastrophe protection, aggregate stop loss protection, and an extension of catastrophe coverage for hurricane events. In addition, loss control techniques, such as hail nets or storm path monitoring to assist dealers in preparing for severe weather, help to mitigate loss potential.

We mitigate losses by the active management of claim settlement activities using experienced claims personnel and the evaluation of current period reported claims. Losses for these events may be compared to prior claims experience, expected claims, or loss expenses from similar incidents to assess the reasonableness of incurred losses.

Cash and Investments

A significant aspect of our Insurance operations is the investment of proceeds from premiums and other revenue sources. We use these investments to satisfy our obligations related to future claims at the time these claims are settled. Our Insurance operations have an Investment Committee, which develops guidelines and strategies for these investments. The guidelines established by this committee reflect our risk tolerance, liquidity requirements, regulatory requirements, and rating agency considerations, among other factors.

The following table summarizes the composition of our Insurance operations cash and investment portfolio at fair value.

December 31, ($ in millions)	2010	2009
Cash
Noninterest-bearing cash	$28	$17
Interest-bearing cash	1,168	104

Total cash	1,196	121

Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	219	198
States and political subdivisions	—	806
Foreign government	744	844
Mortgage-backed	826	462
Asset-backed	11	58
Corporate debt	1,559	1,354
Other debt	—	261

Total debt securities	3,359	3,983

Equity securities	796	671

Total available-for-sale securities	4,155	4,654

Total cash and securities	$5,351	$4,775

Loss Reserves

In accordance with industry and accounting practices and applicable insurance laws and regulatory requirements, we maintain reserves for reported losses, losses incurred but not reported, and loss adjustment expenses. These reserves are based on various estimates and assumptions and are maintained both for business written on a current basis and policies written and fully earned in prior years to the extent there continues to be outstanding and open claims in the process of resolution. Refer to the Critical Accounting Estimates section of this MD&A and Note 18 to the Consolidated Financial Statements for further discussion. The estimated values of our prior reported loss reserves and changes to the estimated values are routinely monitored by credentialed actuaries. Our reserve estimates are regularly reviewed by management; however, since the reserves are based on estimates and numerous assumptions, the ultimate liability may differ from the amount estimated.

Management’s Discussion and Analysis

Ally Financial Inc. • Form 10-K

Mortgage

Our Mortgage operations include the ResCap legal entity, the mortgage operations of Ally Bank, and the Canadian mortgage operations of ResMor Trust. Results for our Mortgage operations are presented by reportable segment, which includes our Origination and Servicing operations and our Legacy Portfolio and Other operations.

Origination and Servicing Operations

Results of Operations

The following table summarizes the operating results for our Origination and Servicing operations for the periods shown. Our Origination and Servicing operations principal activities include originating, purchasing, selling, and securitizing conforming and government-insured residential mortgage loans in the United States and Canada; servicing residential mortgage loans for ourselves and others; and providing collateralized lines of credit to other mortgage originators, which we refer to as warehouse lending. We also originate high-quality prime jumbo mortgage loans in the United States. We finance our mortgage loan originations primarily in Ally Bank in the United States and in our trust company, ResMor Trust, in Canada.

Year ended December 31, ($ in millions)	2010	2009	2008	Favorable/ (unfavorable) 2010-2009 % change	Favorable/ (unfavorable) 2009-2008 % change
Net financing loss
Total financing revenue and other interest income	$460	$362	$484	27	(25)
Interest expense	486	420	633	(16)	34

Net financing loss	(26)	(58)	(149)	55	61
Servicing fees	1,340	1,322	1,456	1	(9)
Servicing asset valuation and hedge activities, net	(394)	(1,113)	(277)	65	n/m

Total servicing income, net	946	209	1,179	n/m	(82)
Gain on mortgage loans, net	616	708	324	(13)	119
Other income, net of losses	272	146	(222)	86	166

Total other revenue	1,834	1,063	1,281	73	(17)
Total net revenue	1,808	1,005	1,132	80	(11)
Provision for loan losses	(29)	41	8	171	n/m
Noninterest expense
Compensation and benefits expense	267	286	162	7	(77)
Representation and warranty expense	(22)	32	—	169	n/m
Other operating expenses	675	607	500	(11)	(21)

Total noninterest expense	920	925	662	1	(40)
Income before income tax expense	$917	$39	$462	n/m	(92)

Total assets	$24,478	$20,010	$11,870	22	69

n/m = not meaningful

2010 Compared to 2009

Our Origination and Servicing operations earned income before income tax expense of $917 million for the year ended December 31, 2010, compared to $39 million for the year ended December 31, 2009. The 2010 results were primarily driven by strong production and margins as a result of increased refinancings, higher net servicing income, lower provision for loan losses, and lower noninterest expense.

Net financing loss was $26 million for the year ended December 31, 2010, compared to $58 million in 2009. During 2010, net financing loss was favorably impacted by an increase in interest income primarily due to an increase in the average balance driven by an increase in our jumbo mortgage loan originations, which we resumed originating in the middle part of 2009, and a larger average loans held-for-sale portfolio due to an increase in production. Partially offsetting the increase was higher interest expense driven primarily by higher borrowings due to increased production and higher cost of funds.

Management’s Discussion and Analysis

Ally Financial Inc. • Form 10-K

Net servicing income was $946 million for the year ended December 31, 2010, compared to $209 million in 2009. The increase was primarily due to projected cash flow improvements related to slower prepayment speeds as well as higher HAMP loss mitigation incentive fees compared to prior year unfavorable hedge performance with respect to mortgage servicing rights.

The net gain on mortgage loans was $616 million for the year ended December 31, 2010, compared to $708 million in 2009. The decrease was primarily due to unfavorable mark-to-market movement on the mortgage pipeline and a favorable mark-to-market taken in 2009 on released lower-of-cost or market adjustments related to implementation of fair value accounting on the held-for-sale portfolio.

Other income, net of losses, increased 86% for the year ended December 31, 2010, compared to 2009, primarily due to favorable mortgage processing fees related to the absence of loan origination income deferral in 2010 due to the fair value option election for our held-for-sale loans during the third quarter of 2009.

Total noninterest expense decreased 1% for the year ended December 31, 2010, compared to 2009. The decrease was primarily driven by lower representation and warranty expense, a decrease in compensation and benefits expense related to lower headcount, and a decrease in professional services expense.

2009 Compared to 2008

Our Origination and Servicing operations earned income before income tax expense of $39 million for the year ended December 31, 2009, compared to $462 million for the year ended December 31, 2008. Results in 2009 were impacted by unfavorable mortgage servicing valuations, net of hedge, partially offset by improved margins on conforming and government-insured residential mortgage loans sales, a slower pace of decline in the home prices, and lower interest expense related to a declining interest rate environment.

Net financing loss was $58 million for the year ended December 31, 2009, compared to $149 million in 2008. Interest expense declined at a faster rate than financing revenue and other interest income reflecting the favorable cost of funding impacts resulting from a declining interest rate environment and reduced reliance on higher rate unsecured debt. Partially offsetting the favorability was a decrease in interest income related to a lower LIBOR rate on interest-bearing cash balances and a decrease in trading securities interest income due to the runoff of trading positions in early 2009.

Net servicing income was $209 million for the year ended December 31, 2009, compared to $1.2 billion in 2008. The decrease was due to unfavorable mortgage servicing valuations reflecting reduced cash flows and increased prepayment assumptions resulting from lower market mortgage interest rates as compared to favorable 2008 valuations due to decreasing prepayment trends in 2008. Additionally, we recognized unfavorable hedge performance due to changes in the spreads between our servicing assets and the derivatives used to manage our interest rate risk. Our ability to fully hedge interest rate risk and volatility was restricted during the latter half of 2008 and early 2009 by the limited availability of willing counterparties to enter into forward agreements and liquidity constraints hindering our ability to take positions in the option markets. Servicing fees also declined as a result of portfolio runoff and the sales of certain servicing assets during the second half of 2008.

Gain on mortgage loans, net, was $708 million for the year ended December 31, 2009, compared to $324 million in 2008. In 2009, we recognized improved margins due to shifts in our product mix to conforming and government-insured residential mortgage loan securitizations guaranteed by the GSEs. Contributing to the increase was higher commitment volume due to increased market size as a result of lower mortgage rates.

Other income, net of losses, was $146 million for the year ended December 31, 2009, compared to a loss of $222 million in 2008. The increase in income was primarily due to lower losses on the sale of servicing advances and higher mortgage processing fees due to higher production and loan fees as a result of a change in product mix.

Total noninterest expense increased 40% during the year ended December 31, 2009, compared to 2008. The increase resulted primarily from higher corporate overhead allocations related to a change in the allocation methodology and the build-out of new corporate functions, an increase in representation and warranty expense, and higher compensation and benefits expense due to the elimination of our loan origination deferral upon election of the fair value option for our held-for-sale loans during the third quarter of 2009. The increase was partially offset by lower advertising expense due to cost reduction initiatives.

Management’s Discussion and Analysis

Ally Financial Inc. • Form 10-K

Legacy Portfolio and Other Operations

Results of Operations

The following table summarizes the operating results for our Legacy Portfolio and Other operations excluding discontinued operations for the periods shown. Our Legacy Portfolio and Other operations primarily consists of loans originated prior to January 1, 2009, and includes noncore business activities, portfolios in runoff, and cash held in the ResCap legal entity. These activities include, among other things: lending to real estate developers and homebuilders in the United States and United Kingdom; purchasing, selling and securitizing nonconforming residential mortgage loans (with the exception of U.S. prime jumbo mortgage loans) in both the United States and internationally; certain conforming origination channels closed in 2008; and our mortgage reinsurance business.

Year ended December 31, ($ in millions)	2010	2009	2008	Favorable/ (unfavorable) 2010-2009 % change	Favorable/ (unfavorable) 2009-2008 % change
Net financing revenue
Total financing revenue and other interest income	$1,332	$1,559	$2,538	(15)	(39)
Interest expense	727	933	2,028	22	54

Net financing revenue	605	626	510	(3)	23
Servicing fees	(8)	(10)	(4)	20	(150)
Servicing asset valuation and hedge activities, net	—	9	14	(100)	(36)

Total servicing income, net	(8)	(1)	10	n/m	(110)
Gain (loss) on mortgage loans, net	380	(40)	(609)	n/m	93
Gain on extinguishment of debt	—	4	1,875	(100)	(100)
Other income, net of losses	(112)	(648)	(1,108)	83	42

Total other revenue (expense)	260	(685)	168	138	n/m
Total net revenue (expense)	865	(59)	678	n/m	(109)
Provision for loan losses	173	4,231	1,682	96	(152)
Noninterest expense
Compensation and benefits expense	73	112	634	35	82
Representation and warranty expense	692	1,453	242	52	n/m
Other operating expenses	181	449	1,190	60	62

Total noninterest expense	946	2,014	2,066	53	3
Loss from continuing operations before income tax expense	$(254)	$(6,304)	$(3,070)	96	(105)

Total assets	$12,308	$18,884	$32,893	(35)	(43)

n/m = not meaningful

2010 Compared to 2009

Our Legacy Portfolio and Other operations incurred a loss from continuing operations before income tax expense of $254 million for the year ended December 31, 2010, compared to $6.3 billion for the year ended December 31, 2009. The 2010 results from continuing operations were primarily driven by the stabilization of our loan portfolio resulting in a decrease in provision for loan losses, lower representation and warranty expense, and gains on the sale of domestic legacy assets.

Net financing revenue was $605 million for the year ended December 31, 2010, compared to $626 million in 2009. The decrease was driven by lower financing revenue and other interest income due primarily to a decline in average asset levels due to loan sales, on-balance deconsolidations, and portfolio runoff. The decrease was partially offset by lower interest expense related to a reduction in average borrowings commensurate with a smaller asset base.

The net gain on mortgage loans was $380 million for the year ended December 31, 2010, compared to a loss of $40 million in 2009. The increase was primarily due to higher gains on loan sales in 2010 compared to 2009, higher gains on

Management’s Discussion and Analysis

Ally Financial Inc. • Form 10-K

loan resolutions in 2010, and the recognition of a gain on the deconsolidation of an on-balance sheet securitization. Refer to Note 11 to the Consolidated Financial Statements for information on the deconsolidation.

Other income, net of losses, was a loss of $112 million for the year ended December 31, 2010, compared to a loss of $648 million in 2009. The improvement from 2009 was primarily related to the recognition of gains on the sale of foreclosed real estate in 2010 compared to losses and impairments in 2009 and impairments and higher losses on trading securities in 2009. Additionally, during the year ended December 31, 2009, we recognized significant impairments on equity investments, lot option projects, and model homes.

The provision for loan losses was $173 million for the year ended December 31, 2010, compared to $4.2 billion in 2009. The provision decreased $4.1 billion due to the improved asset mix as a result of the strategic actions taken during the fourth quarter of 2009 to write down and reclassify certain legacy mortgage loans from held-for-investment to held-for-sale. Additionally, the higher provision in 2009 was driven by significant increases in delinquencies and severity in our domestic mortgage loan portfolio and higher reserves were recognized against our commercial real estate-lending portfolio.

Total noninterest expense decreased 53% for the year ended December 31, 2010, compared to 2009. The decrease was driven by lower representation and warranty expense related to an increase in reserve in 2009 related to higher repurchase demands and loss severity. The decrease was also impacted by a decrease in compensation and benefits expense related to lower headcount and a decrease in professional services expense related to cost reduction efforts. During 2009, our captive reinsurance portfolio experienced deterioration due to higher delinquencies, which drove higher insurance reserves. The decrease in 2010 was partially offset by unfavorable foreign-currency movements on hedge positions.

2009 Compared to 2008

Our Legacy Portfolio and Other operations incurred a net loss from continuing operations before income tax expense of $6.3 billion for the year ended December 31, 2009, compared to $3.1 billion for the year ended December 31, 2008. The 2009 results from continuing operations were driven by our strategic actions taken in the fourth quarter of 2009 to sell certain legacy mortgage assets resulting in the reclassification of these loans from held-for-investment to held-for-sale. These actions resulted in provision for loan losses of $2.0 billion. Refer to Notes to the Consolidated Financial Statements for further information. Results were also adversely impacted by an increase in mortgage representation and warranty reserve expense of $1.2 billion related to higher repurchase demand requests and loss severity.

Net financing revenue increased 23% for the year ended December 31, 2009, compared to 2008. Interest expense decreased significantly due to a reduction in average borrowings in association with a smaller asset base and through ResCap debt extinguishments. Interest expense declined at a faster rate than financing revenue and other interest income reflecting the favorable cost of funding impacts resulting from a declining interest rate environment and reduced reliance on higher-rate unsecured debt. Our total financing revenue and other interest income decreased significantly in comparison to 2008 due to a decline in legacy mortgage asset levels resulting from asset sales and portfolio runoff. Additionally, we earned lower yields as a result of higher delinquencies, increases in nonaccrual loan levels, and the impact of lower rates on adjustable-rate mortgage loans.

Gain on mortgage loans, net, was a loss of $40 million for the year ended December 31, 2009, compared to a loss of $609 million in 2008. Results in 2008 were significantly impacted by realized losses related to legacy mortgage asset sales and valuation losses on certain held-for-sale assets.

Gain on extinguishment of debt was $4 million for the year ended December 31, 2009, compared to $1.9 billion for the year ended December 31, 2008. The debt extinguishment gains in 2008 included $1.1 billion following our contribution to ResCap of ResCap notes obtained through open-market repurchase (OMR) transactions or debt tender and exchange offerings and $757 million related to the private debt exchange and cash tender offers completed during the fourth quarter of 2008. Refer to Critical Accounting Estimates section in this MD&A for further discussion related to the private debt exchange and cash tender offers.

Other income, net of losses, was a loss of $648 million for the year ended December 31, 2009, compared to a loss of $1.1 billion in 2008. The decrease in the loss was driven by lower losses on the sale of foreclosed real estate due to lower

Management’s Discussion and Analysis

Ally Financial Inc. • Form 10-K

volume and severity, the recognition of a $255 million impairment on the resort finance business in 2008, lower impairments on lot option projects and model homes, and lower losses on residual interests due to the write-down of home equity residuals in 2008. The 2009 results were adversely impacted by a $220 million impairment of our equity investments and lower real estate brokerage fee income due to the 2008 sale of our brokerage and relocation services business.

The provision for loan losses was $4.2 billion for the year ended December 31, 2009, compared to $1.7 billion in 2008. The increase in provision expense was primarily related to our strategic actions in the fourth quarter of 2009 as a result of the decision to sell certain legacy mortgage assets resulting in the reclassification of these assets from held-for-investment to held-for-sale. These actions resulted in negative valuation adjustments of $2.0 billion. Additionally, we recognized higher provision expenses on the Ally Bank held-for-investment portfolio due to higher delinquencies and loss severities as well as regulatory input. The increase was partially offset by lower provision for loan losses as a result of lower mortgage loan and lending receivables balances in 2009 compared to 2008.

Total noninterest expense decreased 3% during the year ended December 31, 2009, compared to 2008. The decrease was driven primarily by a decrease in compensation and benefits expense primarily due to lower headcount associated with our restructuring efforts, favorable foreign-currency movements, a reduction in professional fees primarily due to advisory and legal fees related to ResCap’s debt restructuring in 2008, and lower severance and other restructuring charges. The decrease was offset significantly by higher representation and warranty reserve expense due to higher repurchase demand requests and loss severity and higher expenses as a result of higher corporate overhead allocations related to a change in allocation methodology and the build-out of new corporate functions.

Loan Production

U.S. Mortgage Loan Production Channels

We have two primary channels for residential mortgage loan production: the origination of loans through our direct-lending network and the purchase of loans in the secondary market (primarily from Ally Bank correspondent lenders).

•

Correspondent lender and secondary market purchases — Loans purchased from correspondent lenders are originated or purchased by the correspondent lenders and subsequently sold to us. All of the purchases from correspondent lenders are conducted through Ally Bank. We qualify and approve any correspondent lenders who participate in the loan purchase programs.

•

Direct-lending network — Our direct-lending network consists of internet (including through the ditech.com brand) and telephone-based call center operations as well as our virtual retail network. During 2009 and 2010, virtually all of the residential mortgage loans of this channel are brokered to Ally Bank.

The following table summarizes domestic consumer mortgage loan production by channel for our Origination and Servicing operations.

	2010		2009		2008
Year ended December 31, ($ in millions)	No. of loans	Dollar amount of loans	No. of loans	Dollar amount of loans	No. of loans	Dollar amount of loans
Correspondent lender and secondary market purchases	263,963	$61,465	260,772	$56,042	166,885	$35,579
Direct lending	36,064	7,586	42,190	8,524	35,044	6,249
Mortgage brokers	2,035	491	607	165	1,200	292

Total U.S. production	302,062	$69,542	303,569	$64,731	203,129	$42,120

Management’s Discussion and Analysis

Ally Financial Inc. • Form 10-K

The following table summarizes the composition of our domestic consumer mortgage loan production for our Origination and Servicing operations.

	2010		2009		2008
Year ended December 31, ($ in millions)	No. of loans	Dollar amount of loans	No. of loans	Dollar amount of loans	No. of loans	Dollar amount of loans
Ally Bank	300,738	$69,320	299,302	$64,001	163,868	$34,980
ResCap	1,324	222	4,267	730	39,261	7,140

Total U.S. production	302,062	$69,542	303,569	$64,731	203,129	$42,120

Mortgage Loan Production by Type

Consistent with our focus on GSE loan products, we primarily originate prime conforming and government-insured residential mortgage loans. In addition, we originate and purchase high-quality nonconforming jumbo loans, mostly from correspondent lenders, for the Ally Bank held-for-investment portfolio. Our mortgage loans are categorized as follows.

•

Prime conforming mortgage loans — Prime credit quality first-lien mortgage loans secured by single-family residences that meet or conform to the underwriting standards established by the GSEs for inclusion in their guaranteed mortgage securities programs.

•

Prime nonconforming mortgage loans — Prime credit quality first-lien mortgage loans secured by single-family residences that either (1) do not conform to the underwriting standards established by the GSEs because they had original principal amounts exceeding GSE limits, which are commonly referred to as jumbo mortgage loans, or (2) have alternative documentation requirements and property or credit-related features (e.g., higher loan-to-value or debt-to-income ratios) but are otherwise considered prime credit quality due to other compensating factors.

•

Prime second-lien mortgage loans — Open- and closed-end mortgage loans secured by a second or more junior-lien on single-family residences, which include home equity mortgage loans and lines of credit.

•

Government mortgage loans — First-lien mortgage loans secured by single-family residences that are insured by the Federal Housing Administration (FHA) or guaranteed by the Veterans Administration (VA).

•

Nonprime mortgage loans — First-lien and certain junior-lien mortgage loans secured by single-family residences made to individuals with credit profiles that do not qualify for a prime loan, have credit-related features that fall outside the parameters of traditional prime mortgage products, or have performance characteristics that otherwise exposes us to comparatively higher risk of loss. Nonprime includes mortgage loans the industry characterizes as “subprime,” as well as high combined loan-to-value second-lien loans that fell out of our standard loan programs due to noncompliance with one or more criteria.

•	International loans — Consumer mortgage loans originated in Canada and Mexico.

Management’s Discussion and Analysis

Ally Financial Inc. • Form 10-K

The following table summarizes consumer mortgage loan production by type for our Origination and Servicing operations.

	2010		2009		2008
Year ended December 31, ($ in millions)	No. of loans	Dollar amount of loans	No. of loans	Dollar amount of loans	No. of loans	Dollar amount of loans
Prime conforming	228,936	$53,721	164,780	$37,651	134,853	$29,711
Prime nonconforming	1,837	1,548	1,236	992	3,245	1,425
Prime second-lien	—	—	3	1	6,335	478
Government	71,289	14,273	137,550	26,087	58,696	10,506
Nonprime	—	—	—	—	—	—

Total U.S. production	302,062	69,542	303,569	64,731	203,129	42,120
International production (a)	7,674	1,501	7,955	1,362	10,879	2,038

Total production	309,736	$71,043	311,524	$66,093	214,008	$44,158

(a)	International mortgage loan production represents high-quality government-insured residential mortgages in Canada.

U.S. Warehouse Lending

We are a provider of warehouse-lending facilities to correspondent lenders and other mortgage originators in the United States. These facilities enable lenders and originators to finance residential mortgage loans until they are sold in the secondary mortgage loan market. We provide warehouse-lending facilities principally for prime conforming and government mortgage loans. We have continued to refine our warehouse-lending portfolio, offering such lending only to current Ally Bank correspondent clients. Advances under warehouse-lending facilities are collateralized by the underlying mortgage loans and bear interest at variable rates. At December 31, 2010, we had total warehouse line of credit commitments of $2.9 billion, against which we had $1.5 billion of advances outstanding. We also have $42 million of warehouse-lending receivables outstanding related to other offerings at December 31, 2010. We purchased approximately 44% of the mortgage loans financed by our warehouse-lending facilities in 2010.

Loans Outstanding

Consumer mortgage loans held-for-sale for our Origination and Servicing operations were as follows.

December 31, ($ in millions)	2010	2009
Prime conforming	$5,585	$3,455
Prime nonconforming	—	1
Prime second-lien	—	—
Government (a)	3,434	3,878
Nonprime	—	—
International	351	49

Total	9,370	7,383
Net discounts	135	88
Fair value option election adjustment	(61)	23
Lower-of-cost or fair value adjustment	(2)	(6)

Total, net	$9,442	$7,488

(a)	Includes loans subject to conditional repurchase options of $2.3 billion and $1.7 billion sold to Ginnie Mae guaranteed securitizations at December 31, 2010 and 2009. The corresponding liability is recorded in accrued expenses and other liabilities on the Consolidated Balance Sheet.

Management’s Discussion and Analysis

Ally Financial Inc. • Form 10-K

Consumer mortgage loans held-for-investment for our Origination and Servicing operations were as follows.

December 31, ($ in millions)	2010	2009
Prime conforming	$—	$—
Prime nonconforming	2,068	947
Prime second-lien	—	—
Government	—	—
Nonprime	—	—
International	289	316

Total	2,357	1,263
Net premiums	11	4
Fair value option election adjustment	—	—
Allowance for loan losses	(14)	(33)

Total, net	$2,354	$1,234

Consumer mortgage loans held-for-sale for our Legacy Portfolio and Other operations were as follows.

December 31, ($ in millions)	2010	2009
Prime conforming	$336	$314
Prime nonconforming	674	1,220
Prime second-lien	634	775
Government	18	37
Nonprime	637	978
International	13	575

Total (a)	2,312	3,899
Net discounts	(296)	(407)
Fair value option election adjustment	(1)	—
Lower-of-cost or fair value adjustment	(46)	(113)

Total, net (b)	$1,969	$3,379

(a)	Includes unpaid principal balance write-downs of $1.8 billion and $3.6 billion at December 31, 2010 and 2009, respectively. The amounts are for write-downs taken upon the transfer of mortgage loans from held-for-investment to held-for-sale during the fourth quarter of 2009 and charge-offs taken in accordance with our charge-off policy.
(b)	Includes loans subject to conditional repurchase options of $146 million and $237 million sold to off-balance sheet private-label securitizations at December 31, 2010 and 2009. The corresponding liability is recorded in accrued expenses and other liabilities on the Consolidated Balance Sheet.

Consumer mortgage loans held-for-investment for our Legacy Portfolio and Other operations were as follows.

December 31, ($ in millions)	2010	2009
Prime conforming	$323	$386
Prime nonconforming	6,059	7,301
Prime second-lien	2,642	3,201
Government	—	—
Nonprime	1,583	6,055
International	573	9

Total	11,180	16,952
Net premiums	26	95
Fair value option election adjustment	(1,890)	(5,789)
Allowance for loan losses	(542)	(607)

Total, net (a)	$8,774	$10,651

(a)

At December 31, 2010 and 2009, the carrying value of mortgage loans held-for-investment relating to securitization transactions accounted for as on-balance sheet securitizations and pledged as collateral totaled $1.0 billion and $1.5 billion, respectively. The

Management’s Discussion and Analysis

Ally Financial Inc. • Form 10-K

investors in these on-balance sheet securitizations have no recourse to our other assets beyond the loans pledged as collateral other than market customary representation and warranty provisions.

ASU 2009-17 became effective on January 1, 2010, and required the prospective consolidation of certain securitization assets and liabilities that were previously held off-balance sheet. The adoption on day one resulted in $1.2 billion in off-balance sheet consumer mortgage loans being brought on-balance sheet. Refer to Note 1 to the Consolidated Financial Statements for further information regarding the adoption of ASU 2009-17.

Mortgage Loan Servicing

While we sell most of the residential mortgage loans we originate or purchase, we generally retain the rights to service these loans. The retained mortgage servicing rights consist of primary and master-servicing rights. When we act as primary servicer, we collect and remit mortgage loan payments, respond to borrower inquiries, account for principal and interest, hold custodial and escrow funds for payment of property taxes and insurance premiums, counsel or otherwise work with delinquent borrowers, supervise foreclosures and property dispositions, and generally administer the loans. When we act as master servicer, we collect mortgage loan payments from primary servicers and distribute those funds to investors in mortgage-backed and mortgage-related asset-backed securities and whole-loan packages. Key services in this regard include loan accounting, claims administration, oversight of primary servicers, loss mitigation, bond administration, cash flow waterfall calculations, investor reporting, and tax-reporting compliance. In return for performing primary and master-servicing functions, we receive servicing fees equal to a specified percentage of the outstanding principal balance of the loans being serviced and may also be entitled to other forms of servicing compensation, such as late payment fees or prepayment penalties. Servicing compensation also includes interest income or the float earned on collections that are deposited in various custodial accounts between their receipt and the scheduled/contractual distribution of the funds to investors.

The value of mortgage servicing rights is sensitive to changes in interest rates and other factors. We have developed and implemented an economic hedge program to, among other things, mitigate the overall risk of loss due to a change in the fair value of our mortgage servicing rights. Accordingly, we hedge the change in the total fair value of our mortgage servicing rights. The effectiveness of this economic hedging program may have a material effect on the results of operations. Refer to the Critical Accounting Estimates section of this MD&A for further discussion.

The following table summarizes the primary consumer mortgage loan-servicing portfolio.

	2010		2009		2008
Year ended December 31, ($ in millions)	No. of loans	Dollar amount of loans	No. of loans	Dollar amount of loans	No. of loans	Dollar amount of loans
On-balance sheet mortgage loans
Held-for-sale and held-for-investment	222,469	$20,224	276,996	$26,333	284,321	$21,153
Operations held-for-sale	—	—	17,260	3,160	19,879	5,932
Off-balance sheet mortgage loans
Loans sold to third-party investors
Nonagency	421,416	63,685	489,258	71,505	701,369	91,654
GSEs	1,531,075	255,388	1,437,896	231,310	1,395,283	221,977
Whole-loan	123,490	17,524	147,385	21,120	198,490	27,585
Purchased servicing rights	76,262	3,946	88,516	4,800	124,536	7,300
Operations held-for-sale	—	—	82,978	17,526	89,630	18,187

Total primary mortgage loan-servicing portfolio (a)	2,374,712	$360,767	2,540,289	$375,754	2,813,508	$393,788

(a)	Excludes loans for which we acted as a subservicer. Subserviced loans totaled 115,701 with an unpaid principal balance of $24.2 billion at December 31, 2010; 129,954 with an unpaid balance of $28.7 billion at December 31, 2009; and 164,938 with an unpaid principal balance of $35.5 billion at December 31, 2008.

Management’s Discussion and Analysis

Ally Financial Inc. • Form 10-K

Temporary Suspension of Mortgage Foreclosure Sales and Evictions

During 2010, an operational matter was detected resulting in the temporary suspension of mortgage foreclosure home sales and evictions in certain states. Refer to Note 30 to the Consolidated Financial Statements for additional information related to this matter.

Corporate and Other

The following table summarizes the activities of Corporate and Other excluding discontinued operations for the periods shown. Corporate and Other includes our Commercial Finance Group, certain equity investments, the amortization of the discount associated with new debt issuances and bond exchanges, most notably from the December 2008 bond exchange, as well as, the residual impacts of our corporate FTP and treasury asset liability management activities (ALM), and reclassifications and eliminations between the reportable operating segments.

Year ended December 31, ($ in millions)	2010	2009	2008	Favorable/ (unfavorable) 2010-2009 % change	Favorable/ (unfavorable) 2009-2008 % change
Net financing loss
Total financing revenue and other interest income	$155	$(78)	$322	n/m	(124)
Interest expense
Original issue discount amortization	1,204	1,143	70	(5)	n/m
Other interest expense	1,054	1,239	2,362	15	48

Total interest expense	2,258	2,382	2,432	5	2
Depreciation expense on operating lease assets	(4)	1	3	n/m	67

Net financing loss	(2,099)	(2,461)	(2,113)	15	(16)
Other revenue
(Loss) gain on extinguishment of debt	(123)	661	10,753	(119)	(94)
Other gain (loss) on investments, net	146	85	(239)	72	136
Other income, net of losses	(65)	194	(823)	(134)	124

Total other (expense) revenue	(42)	940	9,691	(104)	(90)
Total net (expense) revenue	(2,141)	(1,521)	7,578	(41)	(120)
Provision for loan losses	(42)	491	10	109	n/m
Noninterest expense
Compensation and benefits expense	614	405	281	(52)	(44)
Other operating expense	(88)	73	221	n/m	67

Total noninterest expense	526	478	502	(10)	5
(Loss) income from continuing operations before income tax expense	$(2,625)	$(2,490)	$7,066	(5)	(135)

Total assets	$28,561	$32,714	$31,429	(13)	4

n/m = not meaningful

The following table presents the scheduled amortization of the original issue discount.

Year ended December 31, ($ in millions)	2011	2012	2013	2014	2015	2016 and thereafter (a)	Total
Original issue discount
Outstanding balance	$2,194	$1,844	$1,581	$1,390	$1,333	$—
Total amortization (b)	975	350	263	191	57	1,333	$3,169
2008 bond exchange amortization (c)	937	320	241	168	43	1,177	2,886

(a)	The maximum annual scheduled amortization for any individual year is $157 million in 2030 of which $151 million is related to 2008 bond exchange amortization.
(b)	The amortization is included as interest on long-term debt on the Consolidated Statement of Income.
(c)	2008 bond exchange amortization is included in total amortization.

Management’s Discussion and Analysis

Ally Financial Inc. • Form 10-K

2010 Compared to 2009

Loss from continuing operations before income tax expense for Corporate and Other was $2.6 billion for the year ended December 31, 2010, compared to $2.5 billion for the year ended December 31, 2009. The losses in 2010 and 2009 were driven by $1.2 billion and $1.1 billion of original issue discount amortization expenses primarily related to our 2008 bond exchange and the net impact of our FTP methodology. The net financing revenue of our Global Automotive Services and Mortgage operations includes the results of a FTP process that insulates these operations from interest rate volatility by matching assets and liabilities with similar interest rate sensitivity and maturity characteristics. The FTP process assigns charge rates to the assets and credit rates to the liabilities within our Global Automotive Services and Mortgage operations, respectively, based on anticipated maturity and a benchmark index plus an assumed credit spread. The assumed credit spread represents the cost of funds for each asset class based on a blend of funding channels available to the enterprise, including unsecured and secured capital markets, private funding facilities, and deposits. In addition, a risk-based methodology, which incorporates each operation’s credit, market, and operational risk components, is used to allocate equity to these operations. The residual net impact of the FTP methodology is realized in our Corporate and Other results. This residual net impact primarily represents the unallocated cost of maintaining our liquidity and investment portfolios and other unassigned funding costs, like the results of our ALM activities, as well as any unassigned equity. The unfavorable results for 2010 were also impacted by net derivative activity, higher marketing expenses, and higher FDIC fees. Additionally, we recognized a $123 million loss related to the extinguishment of certain Ally debt, which includes $101 million of accelerated amortization of original issue discount compared to a $661 million gain in the prior year. Partially offsetting the unfavorable results were lower professional and legal fees.

Corporate and Other also includes the results of our Commercial Finance Group. Our Commercial Finance Group earned income from continuing operations before income tax expense of $177 million for the year ended December 31, 2010, compared to a net loss from continuing operations before income tax expense of $537 million for the year ended December 31, 2009. The increase in income was primarily due to significant provision for loan losses in 2009. The $533 million decrease in provision expense from 2009 was driven by lower specific reserves in both the resort finance portfolio and in our European operations. In addition, we recognized a recovery in 2010 from the sale of the resort finance portfolio. Additionally, the favorable variance was impacted by the absence of an $87 million fair value impairment recognized upon transfer of the resort finance portfolio from held-for-sale to held-for-investment during 2009 and lower interest expense related to a reduction in borrowing levels consistent with a lower asset base.

2009 Compared to 2008

Loss from continuing operations before income tax expense for Corporate and Other was $2.5 billion for the year ended December 31, 2009, compared to income from continuing operations before income tax expense of $7.1 billion for the year ended December 31, 2008. The decrease was primarily due to a $10.7 billion pretax gain in 2008 that resulted from the December 2008 private debt exchange offers and cash tender offers. Refer to Critical Accounting Estimates section in this MD&A and Note 1 to the Consolidated Financial Statements for further information related to the private debt exchange and cash tender offers. The 2009 results were favorably impacted by a $634 million gain related to privately negotiated transactions that extinguished certain debt during 2009, a decrease in total noninterest expense primarily due to increased corporate overhead allocation reimbursements, and lower equity investment losses. In 2008, we recognized equity investment net losses of $176 million and a full impairment on an equity investment of $570 million, primarily attributed to the decline in credit market conditions and unfavorable asset revaluations. Additionally, we experienced an increase in the fair value of asset-backed securities due to improvements in credit spreads used to value the notes. The improved credit spreads result from improving conditions in the asset-backed securities market. Interest expense for the year decreased due to lower debt levels and rates, and lower allocated funds-transfer-pricing charges, offset by the amortization of the original issue discount associated with the December 2008 bond exchange.

For the year ended December 31, 2009, our Commercial Finance Group had a loss from continuing operations before income tax expense of $537 million compared to income from continuing operations before income tax expense of $55 million in 2008. The results were primarily impacted by an increase of $481 million in provision for loan losses in the resort finance business and our European operations and the absence of a $29 million gain recognized during July 2008

Management’s Discussion and Analysis

Ally Financial Inc. • Form 10-K

related to the sale of operations in Poland. The results were also impacted by an $87 million fair value impairment recognized upon transfer of the resort finance business assets from held-for-sale to held-for-investment during 2009. Additionally, we recognized lower fee income and interest expense resulting from lower factored sales volume and lower asset levels.

Cash and Securities

The following table summarizes the composition of the cash and securities portfolio held at fair value by Corporate and Other.

December 31, ($ in millions)	2010	2009
Cash
Noninterest-bearing cash	$1,637	$1,500
Interest-bearing cash	7,964	11,241

Total cash	9,601	12,741

Trading securities
U.S. Treasury	75	—
Mortgage-backed	25	45
Asset-backed	93	595

Total trading securities	193	640

Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	3,097	3,285
States and political subdivisions	2	5
Foreign government	499	—
Mortgage-backed	4,973	2,941
Asset-backed	1,936	969
Corporate debt	—	119
Other debt (a)	151	(261)

Total debt securities	10,658	7,058

Equity securities	—	4

Total available-for-sale securities	10,658	7,062

Total cash and securities	$20,452	$20,443

(a)	Includes intersegment eliminations.

Management’s Discussion and Analysis

Ally Financial Inc. • Form 10-K

Risk Management

Managing the risk to reward trade-off is a fundamental component of operating our businesses. Our risk management process is overseen by the Ally Board of Directors (the Board), various risk committees, and the executive leadership team. The Board sets the risk appetite across our company while the risk committees and executive leadership team monitor potential risks and manage the risk to be within our risk appetite. The primary risks include credit, market, operational, liquidity, and legal and compliance risk.

•	Credit risk — The risk of loss arising from a borrower not meeting its financial obligations to our firm.

•

Market risk — The risk of loss arising from changes in the fair value of our assets or liabilities (including derivatives) caused by movements in market variables, such as interest rates, foreign-exchange rates, and equity and commodity prices.

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

While risk oversight is ultimately the responsibility of the Board, our governance structure starts within each line of business where committees are established to oversee risk in their respective areas. The lines of business are responsible for executing on risk strategies, policies, and controls that are compliant with global risk management policies and with applicable laws and regulations. The line of business risk committees, which report to various global risk committees, monitor the performance within each portfolio and determine whether to amend any credit risk practices based upon portfolio trends.

In addition, the Global Risk Management and Compliance organizations are accountable for independently monitoring, measuring, and reporting on the various risks. They are also responsible for monitoring that risk remains within the tolerances established by the Board, developing and maintaining policies, and implementing risk management methodologies.

All lines of business and global functions are subject to full and unrestricted audits by Corporate Audit. Corporate Audit reports to the Ally Audit Committee and is primarily responsible for assisting the Audit Committee in fulfilling its governance and oversight responsibilities. Corporate Audit is granted free and unrestricted access to any and all of our records, physical properties, technologies, management, and employees.

In addition, our Global Loan Review Group provides an independent assessment of the quality of Ally’s credit risk portfolios and credit risk management practices. This group reports its findings directly to the Ally Risk and Compliance Committee, which includes independent members of the Board. The findings of this group help to strengthen our risk management practices and processes throughout the organization.

Management’s Discussion and Analysis

Ally Financial Inc. • Form 10-K

Loan and Lease Exposure

The following table summarizes the exposures from our loan and lease activities.

December 31, ($ in millions)	2010	2009
Finance receivables and loans
Global Automotive Services	$86,888	$60,021
Mortgage operations	13,423	14,555
Corporate and Other	2,102	3,125

Total finance receivables and loans	102,413	77,701
Held-for-sale loans
Global Automotive Services	—	9,601
Mortgage operations	11,411	10,867
Corporate and Other	—	157

Total held-for-sale loans	11,411	20,625

Total on-balance sheet loans	$113,824	$98,326

Off-balance sheet securitized loans
Global Automotive Services	$—	$7,475
Mortgage operations	326,830	332,982
Corporate and Other	—	—

Total off-balance sheet securitized loans	$326,830	$340,457

Operating lease assets
Global Automotive Services	$9,128	$15,994
Mortgage operations	—	—
Corporate and Other	—	1

Total operating lease assets	$9,128	$15,995

Serviced loans and leases
Global Automotive Services	$115,358	$113,661
Mortgage operations (a)	360,767	375,754
Corporate and Other	2,448	3,282

Total serviced loans and leases	$478,573	$492,697

(a)	Includes primary mortgage loan-servicing portfolio only.

The risks inherent in our loan and lease exposures are largely driven by changes in the overall economy and its impact to our borrowers. The potential financial statement impact of these exposures varies depending on the accounting classification and future expected disposition strategy. We retain the majority of the automobile loans that we originate as they complement our core business model. We primarily originate mortgage loans with the intent to sell them and, as such, retain only a small percentage of the loans that we originate or purchase. Loans that we do not intend to retain are sold to investors, primarily securitizations guaranteed by the GSEs. However, we may retain an interest or right to service these loans. We ultimately manage the associated risks based on the underlying economics of the exposure.

•

Finance receivables and loans — Loans that we have the intent and ability to hold for the foreseeable future or to maturity or loans associated with an on-balance sheet securitization classified as secured financing. These loans are recorded at the principal amount outstanding, net of unearned income and premiums and discounts. Probable credit-related losses inherent in our finance receivables and loans carried at historical cost are reflected in our allowance for loan losses and recognized in current period earnings. We manage the economic risks of these exposures, including credit risk, by adjusting underwriting standards and risk limits, augmenting our servicing and collection activities (including loan modifications), and optimizing our product and geographic concentrations. Additionally, we have elected to carry certain mortgage loans at fair value. Changes in the fair value of these loans are recognized in a valuation allowance separate from the allowance for loan losses and are reflected in current

Management’s Discussion and Analysis

Ally Financial Inc. • Form 10-K

period earnings. We use market-based instruments, such as derivatives, to hedge changes in the fair value of these loans. Refer to the Critical Accounting Estimates discussion within this MD&A and Note 1 to the Consolidated Financial Statements for further information.

•

Held-for-sale loans — Loans that we have the intent to sell. These loans are recorded on our balance sheet at the lower-of-cost or estimated fair value and are evaluated by portfolio and product type. Changes in the recorded value are recognized in a valuation allowance and reflected in current period earnings. We manage the economic risks of these exposures, including market and credit risks, in various ways including the use of market-based instruments such as derivatives. Additionally, for mortgage, we provide representations and warranties to the purchaser or facility regarding the characteristics of the underlying transferred assets. We estimate the fair value of our liability for representations and warranties when we sell loans and update our estimate quarterly. Refer to the Critical Accounting Estimates discussion within this MD&A and Note 1 to the Consolidated Financial Statements for further information.

•

Off-balance sheet securitized loans — Loans that we transferred off-balance sheet to variable interest entities. While these loans are not consolidated on our balance sheet, we typically retain an interest in these loans. The interests retained in the financial asset transfers are recorded at the estimated fair value and are generally classified as trading securities or other assets at fair value. Changes in the fair value of retained interests are recorded as valuation adjustments and reported through earnings. Similar to finance receivables and loans, we manage the economic risks of these exposures, including credit risk, through activities including servicing and collections. Refer to the Critical Accounting Estimates discussion within this MD&A and Note 1 to the Consolidated Financial Statements for further information.

•

Operating lease assets — The net book value of the automobile assets we lease are based on the expected residual value upon remarketing the vehicle at the end of the lease. An impairment to the carrying value of the assets may be deemed necessary if there is an unfavorable change in the value of the recorded asset. We are exposed to the fluctuations in the expected residual value upon remarketing the vehicle at the end of the lease, and as such, we manage the risks of these exposures at inception by setting minimum lease standards for projected residual values. We periodically receive support from automotive manufacturers for certain residual deficiencies. Refer to the Critical Accounting Estimates discussion within this MD&A and Note 1 to the Consolidated Financial Statements for further information.

•

Serviced loans and leases —Loans that we service on behalf of our customers or another financial institution. As such, these loans can be on or off our balance sheet. For our mortgage servicing rights, we record an asset or liability (at fair value) based on whether the expected servicing benefits will exceed the expected servicing costs. Changes in the fair value of the mortgage servicing rights are recognized in current period earnings. We also service consumer automobile loans. We do not record servicing rights assets or liabilities for these loans because we either receive an upfront fee that adequately compensates us for the servicing costs or because the loan is of a short-term revolving nature. We manage the economic risks of these exposures, including market and credit risks, through market-based instruments such as derivatives and securities. Refer to the Critical Accounting Estimates discussion within this MD&A and Note 1 to the Consolidated Financial Statements for further information.

Credit Risk Management

Credit risk is defined as the potential failure to receive payments when due from a borrower in accordance with contractual obligations. Therefore, credit risk is a major source of potential economic loss to us. To mitigate the risk, we have implemented specific processes across all lines of business utilizing both qualitative and quantitative analyses. Credit risk management is overseen through our risk committee structure and by the Risk organization, which reports to the Ally Risk and Compliance Committee. Together they establish the minimum standards for managing credit risk exposures in a safe-and-sound manner by identifying, measuring, monitoring, and controlling the risks while also permitting acceptable variations for a specific line of business with proper approval. In addition, our Global Loan Review Group provides an independent assessment of the quality of our credit risk portfolios and credit risk management practices.

During 2010, the financial markets experienced some improvement; however, high unemployment and the distress in the housing market persisted, creating uncertainty for the financial services sector. Since the onset of this turbulent economic

Management’s Discussion and Analysis

Ally Financial Inc. • Form 10-K

cycle, we saw both the housing and vehicle markets significantly decline affecting the credit quality for both our consumer and commercial segments. We have seen signs of economic stabilization in some housing, vehicle, and manufacturing markets and have also seen improvement in our loan portfolio as a result of our proactive credit risk initiatives. However, we anticipate the economic uncertainty will continue to affect our loan portfolio through upcoming periods.

We have policies and practices that are committed to maintaining an independent and ongoing assessment of credit risk and quality. Our policies require an objective and timely assessment of the overall quality of the consumer and commercial loan portfolios. This includes the identification of relevant trends that affect the collectability of the portfolios, segments of the portfolios that are potential problem areas, loans and leases with potential credit weaknesses, and assessment of the adequacy of internal credit risk policies and procedures to monitor compliance with relevant laws and regulations.

We manage credit risk based on the risk profile of the borrower, the source of repayment, the underlying collateral, and current market conditions. Our business is focused on consumer automobile loans and leases and mortgage loans in addition to automobile-related commercial lending. We classify these loans as either consumer or commercial and analyze credit risk in each as described below. We monitor the credit risk profile of individual borrowers and the aggregate portfolio of borrowers — either within a designated geographic region or a particular product or industry segment. To mitigate risk concentrations, we take part in loan sales and syndications.

In response to the dynamic credit environment and other market conditions, we continued to follow a more conservative lending policy across our lines of business, generally focusing our lending to more creditworthy borrowers. For example, our Mortgage operations eliminated production of new home equity loans in 2009. During 2010, we also significantly limited production of loans that do not conform to the underwriting guidelines of the GSEs. In addition, effective January 2009, we ceased originating nonprime automotive financing volume through Nuvell, which commenced in 2002 and primarily focused on non-GM dealers.

Additionally, we have implemented numerous initiatives in an effort to mitigate loss and provide ongoing support to customers in financial distress. For automobile loans, we offer several types of assistance to aid our customers. Loss mitigation includes changing the due date, extending payments, and rewriting the loan terms. We have implemented these actions with the intent to provide the borrower with additional options in lieu of repossessing their vehicle.

For mortgage loans, as part of our participation in certain governmental programs, we may offer mortgage loan modifications to our borrowers. Generally these modifications provide the borrower with some form of concession and, therefore, are deemed to be troubled debt restructurings (TDRs). Refer to Note 1 to the Consolidated Financial Statements for additional information on TDRs. Furthermore, we have internally designed proprietary programs aimed at homeowners at risk of foreclosure. Each program has unique qualification criteria for the borrower to meet as well as associated modification options that we analyze to determine the best solution for the borrower. We have also implemented periodic foreclosure moratoriums that are designed to provide borrowers with extra time to sort out their financial difficulties while allowing them to stay in their homes.

On-balance Sheet Portfolio

Our on-balance sheet portfolio includes both finance receivables and loans and held-for-sale loans. At December 31, 2010, this primarily included $86.9 billion of automobile finance receivables and loans and $24.8 billion of mortgage finance receivables and loans. Within our on-balance sheet portfolio, we have elected to account for certain mortgage loans at fair value. The valuation allowance recorded on fair value-elected loans is separate from the allowance for loan losses. Changes in the fair value of loans are classified as gain on mortgage and automotive loans, net, in the Consolidated Statement of Income.

During the year ended December 31, 2010, we further executed on our strategy of discontinuing and selling or liquidating nonstrategic operations. Refer to Note 2 to the Consolidated Financial Statements for additional information on specific actions taken. Additionally, in September 2010, we completed the sale of our resort finance portfolio, primarily consisting of loans related to timeshare resorts throughout North America.

In 2009, we executed various changes and strategies throughout our lending operations that had a significant positive impact on our current period credit quality and ultimately our year-over-year comparisons. Some of our strategies included focusing primarily on the prime-lending market, participating in several loan modification programs, implementing tighter

Management’s Discussion and Analysis

Ally Financial Inc. • Form 10-K

underwriting standards, and enhanced collection efforts. Additionally, we discontinued and sold multiple nonstrategic operations. Within our Automotive Finance operations, we exited certain underperforming dealer relationships and added the majority of Chrysler dealers. We see the results of these efforts as our overall credit risk profile has improved; however, our total loan portfolio continues to be affected by sustained levels of high unemployment and continued housing weakness.

On January 1, 2010, we adopted ASU 2009-17, which resulted in $18.3 billion of off-balance sheet loans being consolidated on-balance sheet. This included $7.2 billion of consumer automobile finance receivables and loans recorded at historical cost. We recorded an initial allowance for loan loss reserve of $222 million on those loans. The remaining loans consolidated on-balance sheet were mortgage loans and included $9.9 billion classified as operations held-for-sale (refer to Note 2 to the Consolidated Financial Statements for additional information) and $1.2 billion of finance receivables and loans recorded at fair value.

The following table presents our total on-balance sheet consumer and commercial finance receivables and loans reported at carrying value before allowance for loan losses.

	Outstanding		Nonperforming (a) (b)		Accruing past due 90 days or more (c)
December 31, ($ in millions)	2010	2009	2010	2009	2010	2009
Consumer
Finance receivables and loans
Loans at historical cost	$62,002	$41,458	$768	$816	$6	$7
Loans at fair value	1,015	1,391	260	499	—	—

Total finance receivables and loans	63,017	42,849	1,028	1,315	6	7
Loans held-for-sale	11,411	20,468	3,273	3,390	25	33

Total consumer loans	74,428	63,317	4,301	4,705	31	40

Commercial
Finance receivables and loans
Loans at historical cost	39,396	34,852	740	1,883	—	3
Loans at fair value	—	—	—	—	—	—

Total finance receivables and loans	39,396	34,852	740	1,883	—	3
Loans held-for-sale	—	157	—	—	—	—

Total commercial loans	39,396	35,009	740	1,883	—	3

Total on-balance sheet loans	$113,824	$98,326	$5,041	$6,588	$31	$43

(a)	Nonperforming loans are loans placed on nonaccrual status in accordance with internal loan policies. Refer to the Nonaccrual Loans section of Note 1 to the Consolidated Financial Statements for additional information.
(b)	Includes nonaccrual troubled debt restructured loans of $684 million and $1.0 billion at December 31, 2010 and 2009, respectively.
(c)	Includes troubled debt restructured loans classified as 90 days past due and still accruing of $13 million and $0 million at December 31, 2010 and 2009, respectively.

Total on-balance sheet loans outstanding at December 31, 2010, increased $15.5 billion to $113.8 billion from December 31, 2009, reflecting an increase of $11.1 billion in the consumer portfolio and $4.4 billion in the commercial portfolio. The increase in total on-balance sheet loans outstanding from December 31, 2009, was the result of increased automobile originations due to strengthened automotive industry sales and improved automotive manufacturer penetration, increased retention of originated automobile loans, and the impact of adopting ASU 2009-17. The increase was partially offset by certain mortgage legacy asset sales, automobile whole-loan sales, and the deconsolidation of certain mortgage legacy assets that no longer qualified under ASU 2009-17.

Total TDRs outstanding at December 31, 2010, increased $411 million to $1.5 billion from December 31, 2009. This increase was driven primarily by our continued foreclosure prevention and loss mitigation procedures. We participated in a variety of government modification programs, such as HARP and HAMP, as well as internally developed modification programs.

Total nonperforming loans at December 31, 2010, decreased $1.5 billion to $5.0 billion from December 31, 2009, reflecting a decrease of $404 million of consumer nonperforming loans and a decrease of $1.1 billion of commercial

Management’s Discussion and Analysis

Ally Financial Inc. • Form 10-K

nonperforming loans. The decrease in commercial nonperforming loans from December 31, 2009, was largely due to sale of the resort finance portfolio and improved dealer performance. Partially offsetting the improvement in nonperforming loans was the impact of adopting ASU 2009-17, continued housing weakness, and seasoning of first mortgage loans remaining within our portfolio.

The following table includes consumer and commercial net charge-offs from finance receivables and loans at historical cost and related ratios adjusted for one-time charge-offs related to transfers to held-for-sale reported at carrying value before allowance for loan losses.

	Net charge-offs		Net charge-off ratios (a)
Year ended December 31, ($ in millions)	2010	2009	2010	2009
Consumer
Finance receivables and loans at historical cost	$796	$6,082	1.5%	11.2%
Commercial
Finance receivables and loans at historical cost	402	1,017	1.1	2.8

Total finance receivables and loans at historical cost	1,198	7,099	1.3	7.9

Transfers to held-for-sale (b)	—	(3,438)

Adjusted total finance receivables and loans at historical cost	$1,198	$3,661	1.3	4.1

(a)	Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value, conditional repurchase loans, and loans held-for-sale during the year for each loan category.
(b)	The year ended December 31, 2009, includes $3.4 billion and $10 million of net charge-offs related to transfers to held-for-sale for consumer and commercial, respectively.

Our net charge-offs were $1.2 billion for the year ended December 31, 2010, compared to $7.1 billion for the year ended December 31, 2009. This decline was driven primarily by portfolio composition changes as a result of strategic actions including the write-down and reclassification of certain legacy mortgage loans during the fourth quarter of 2009 and improvement in our Nuvell portfolio during 2010, partially offset by charge-offs taken on our resort finance portfolio recorded in 2009 and 2010. Loans held-for-sale are accounted for at the lower-of-cost or fair value, and therefore, we do not record charge-offs.

The Consumer Credit Portfolio and Commercial Credit Portfolio discussions that follow relate to consumer and commercial credit finance receivables and loans recorded at historical cost. Finance receivables and loans recorded at historical cost have an associated allowance for loan losses. Finance receivables and loans measured at fair value were excluded from these discussions since those exposures do not carry an allowance.

Consumer Credit Portfolio

Our consumer portfolio primarily consists of automobile loans, first mortgages, and home equity loans, with a focus on serving the prime secured consumer credit market. Loan losses in our consumer portfolio are influenced by general business and economic conditions including unemployment rates, bankruptcy filings, and home and used vehicle prices. Additionally, our consumer credit exposure is significantly concentrated in automotive lending (primarily through GM and Chrysler dealerships). Due to our GM and Chrysler subvention relationships, we are able to mitigate some interest income exposure to certain consumer defaults by receiving a rate support payment directly from the automotive manufacturers at origination.

Credit risk management for the consumer portfolio begins with the initial underwriting and continues throughout a borrower’s credit cycle. We manage consumer credit risk through our loan origination and underwriting policies, credit approval process, and servicing capabilities. We use credit-scoring models to differentiate the expected default rates of credit applicants enabling us to better evaluate credit applications for approval and to tailor the pricing and financing structure according to this assessment of credit risk. We regularly review the performance of the credit scoring models and update them for historical information and current trends. These and other actions mitigate but do not eliminate credit risk. Improper evaluations of a borrower’s creditworthiness, fraud, and changes in the applicant’s financial condition after approval could negatively affect the quality of our receivables portfolio, resulting in loan losses.

Management’s Discussion and Analysis

Ally Financial Inc. • Form 10-K

Our servicing activities are another key factor in managing consumer credit risk. Servicing activities consist largely of collecting and processing customer payments, responding to customer inquiries such as requests for payoff quotes, and processing customer requests for account revisions (such as payment extensions and refinancings). Servicing activities are generally consistent across our operations; however, certain practices may be influenced by local laws and regulations.

During the year ended December 31, 2010, the credit performance of the consumer portfolio continued to improve overall as nonperforming loans and charge-offs declined. The decline in nonperforming loans was primarily driven by improvement in our Nuvell portfolio due to enhanced collection efforts. The year-over-year decline in net charge-offs was driven by the improved asset mix as the result of strategic actions that included the write-down and reclassification of certain legacy mortgage loans in the fourth quarter of 2009 as well as improvement in our Nuvell portfolio.

The following table includes consumer finance receivables and loans recorded at historical cost reported at carrying value before allowance for loan losses.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more (b)
December 31, ($ in millions)	2010	2009	2010	2009	2010	2009
Domestic
Consumer automobile	$34,604	$12,514	$129	$267	$—	$—
Consumer mortgage
1st Mortgage	6,917	6,921	388	326	1	1
Home equity	3,441	3,886	61	71	—	—

Total domestic	44,962	23,321	578	664	1	1

Foreign
Consumer automobile	16,650	17,731	78	119	5	5
Consumer mortgage
1st Mortgage	390	405	112	33	—	1
Home equity	—	1	—	—	—	—

Total foreign	17,040	18,137	190	152	5	6

Total consumer finance receivables and loans	$62,002	$41,458	$768	$816	$6	$7

(a)	Includes nonaccrual troubled debt restructured loans of $204 million and $263 million at December 31, 2010 and 2009, respectively.
(b)	There were no troubled debt restructured loans classified as 90 days past due and still accruing at December 31, 2010 and 2009.

Total outstanding consumer finance receivables and loans increased $20.5 billion at December 31, 2010, compared with December 31, 2009. The increase in domestic automobile outstandings was driven by the consolidation of previously off-balance sheet loans due to the adoption of ASU 2009-17, increased originations due to strengthened automotive industry sales and improved automotive manufacturer penetration, increased retention of automobile originated loans, and the adoption of ASU 2009-17. The decrease in foreign automobile outstandings was driven by continued exit and liquidations in nonstrategic countries and overall market contraction in Europe.

Total consumer nonperforming loans at December 31, 2010, decreased $48 million to $768 million from December 31, 2009, reflecting a decrease of $179 million of consumer automobile nonperforming loans and an increase of $131 million of consumer mortgage nonperforming loans. Nonperforming consumer automobile loans decreased primarily due to enhanced collection efforts, increased quality of newer vintages and a change to our Nuvell portfolio nonaccrual policy to be consistent with our other automobile nonaccrual policies. Nonperforming consumer mortgage loans increased due to seasoning of the first mortgage loans remaining in our portfolio subsequent to the strategic actions taken in late 2009. Nonperforming consumer finance receivables and loans as a percentage of total outstanding consumer finance receivables and loans were 1.2% and 2.0% at December 31, 2010 and 2009, respectively.

Consumer domestic automobile loans accruing and past due 30 days or more, included in outstandings in the table above, decreased $32 million to $802 million at December 31, 2010, compared with December 31, 2009. The decrease was primarily

Management’s Discussion and Analysis

Ally Financial Inc. • Form 10-K

due to an improvement in our Nuvell portfolio as a result of enhanced collection efforts in addition to an increased quality of newer vintages in the overall automobile portfolio.

The following table includes consumer net charge-offs from finance receivables and loans at historical cost and related ratios reported at carrying value before allowance for loan losses.

	Net charge-offs		Net charge-off ratios
Year ended December 31, ($ in millions)	2010	2009	2010	2009
Domestic
Consumer automobile	$457	$823	1.7%	5.8%
Consumer mortgage
1st Mortgage	128	2,433	1.8	23.0
Home equity	85	1,579	2.4	24.6

Total domestic	670	4,835	1.8	15.5

Foreign
Consumer automobile	123	301	0.8	1.5
Consumer mortgage
1st Mortgage	3	946	0.8	25.1
Home equity	—	—	—	—

Total foreign	126	1,247	0.8	5.4

Total consumer finance receivables and loans	796	6,082	1.5	11.2
Transfers to held-for-sale	—	(3,428)

Adjusted total consumer finance receivables and loans	$796	$2,654	1.5	4.9

Our net charge-offs from total consumer automobile loans decreased $544 million for the year ended December 31, 2010, compared to 2009. The decrease in net charge-offs was primarily due to one-time charge-offs taken in 2009, as we aligned our internal policies to Federal Financial Institutions Examination Council (FFIEC) guidelines. Also contributing to the decrease in net charge-offs were improvements in loss severity driven by improved pricing in the used vehicle market and in loss frequency and customer recoveries due to enhanced collection efforts, primarily with our Nuvell portfolio.

Our net charge-offs from total consumer mortgage and home equity loans were $216 million for the year ended December 31, 2010, compared to $5.0 billion in 2009. The significant decrease was driven by portfolio composition changes as a result of strategic actions that included the write-down and reclassification of certain legacy mortgage loans from finance receivables and loans to held-for-sale during the fourth quarter of 2009.

Management’s Discussion and Analysis

Ally Financial Inc. • Form 10-K

The following table summarizes the total consumer loan originations at unpaid principal balance for the periods shown. Total consumer loan originations include loans classified as finance receivables and loans held-for-sale during the period.

Year ended December 31, ($ in millions)	2010	2009
Domestic
Consumer automobile	$27,681	$18,091
Consumer mortgage
1st Mortgage	69,542	64,731
Home equity	—	—

Total domestic	97,223	82,822

Foreign
Consumer automobile	8,818	5,843
Consumer mortgage
1st Mortgage	1,503	1,405
Home equity	—	—

Total foreign	10,321	7,248

Total consumer loan originations	$107,544	$90,070

Total domestic automobile loan originations increased $9.6 billion for the year ended December 31, 2010, compared to 2009, primarily due to the improved automotive market as well as the addition of Chrysler automotive financing business. Domestic automobile originations continue to reflect tightened underwriting standards, and most of these originations for 2010 were retained on-balance sheet as finance receivables and loans. Total foreign automobile originations increased $3.0 billion for the year ended December 31, 2010, compared to 2009 driven by improved Canadian automobile sales.

Total domestic mortgage loan originations increased $4.8 billion for the year ended December 31, 2010. The increase was due primarily to increased refinancing as customers continued to take advantage of historically low interest rates.

Consumer loan originations retained on-balance sheet as finance receivables and loans increased $24.9 billion to $35.1 billion at December 31, 2010, compared to 2009. The increase was primarily due to strengthened automotive industry sales, improved automotive manufacturer penetration, and increased retention of automobile-originated loans.

Management’s Discussion and Analysis

Ally Financial Inc. • Form 10-K

The following table shows consumer finance receivables and loans recorded at historical cost reported at carrying value before allowance for loan losses by state and foreign concentration. Total automobile loans were $51.3 billion and $30.2 billion at December 31, 2010 and 2009, respectively. Total mortgage and home equity loans were $10.7 billion and $11.2 billion at December 31, 2010 and 2009, respectively.

	2010 (a)		2009
December 31,	Automobile	1st Mortgage and home equity	Automobile	1st Mortgage and home equity
Texas	9.2%	4.4%	7.5%	2.9%
California	4.6	24.5	2.7	23.3
Florida	4.4	4.1	2.1	4.4
Michigan	3.7	5.0	1.4	5.4
New York	3.4	2.4	2.4	2.9
Illinois	2.8	4.7	1.9	4.4
Pennsylvania	3.2	1.7	2.4	1.8
Ohio	2.5	1.0	1.6	1.2
Georgia	2.2	1.8	1.4	2.0
North Carolina	2.0	2.0	1.3	2.2
Other United States	29.4	44.7	16.7	45.9
Canada	14.2	3.6	20.1	3.6
Germany	5.7	—	13.3	—
Brazil	5.2	—	6.8	—
Other foreign	7.5	0.1	18.4	—

Total consumer loans	100.0%	100.0%	100.0%	100.0%

(a)	Presentation is in descending order as a percentage of total consumer finance receivables and loans at December 31, 2010.

We monitor our consumer loan portfolio for concentration risk across the geographies in which we lend. The highest concentrations of loans in the United States are in California and Texas, which represent an aggregate of 16.4% of our total outstanding consumer loans at December 31, 2010. Our domestic concentrations in the automobile portfolio increased due to the adoption of ASU 2009-17 and higher retained originations.

Concentrations in our mortgage portfolio are closely monitored given the volatility of the housing markets. Our consumer mortgage loan concentrations in California, Florida, and Michigan receive particular attention as the real estate value depreciation in these states has been the most severe.

Repossessed and Foreclosed Assets

We classify an asset as repossessed or foreclosed (included in other assets on the Consolidated Balance Sheet) when physical possession of the collateral is taken. For more information on repossessed and foreclosed assets, refer to Note 1 to the Consolidated Financial Statements.

Repossessed assets in our Automotive Finance operations at December 31, 2010, decreased $4 million to $46 million from December 31, 2009. Foreclosed mortgage assets at December 31, 2010, decreased $12 million to $138 million from December 31, 2009.

Higher-risk Mortgage Loans

During the year ended December 31, 2010, we primarily focused our origination efforts on prime conforming and government-insured residential mortgages in the United States and high-quality government-insured residential in Canada. In June 2010, we ceased offering interest-only jumbo mortgage loans given the continued volatility of the housing market and the delayed principal payment feature of that loan product. We continued to hold mortgage loans that have features that expose us to potentially higher credit risk including high original loan-to-value mortgage loans (prime or nonprime), payment-option adjustable-rate mortgage loans (prime nonconforming), interest-only mortgage loans (classified as prime conforming or

Management’s Discussion and Analysis

Ally Financial Inc. • Form 10-K

nonconforming for domestic production and prime nonconforming or nonprime for international production), and teaser-rate mortgages (prime or nonprime).

In circumstances when a loan has features such that it falls into multiple categories, it is classified to a category only once based on the following hierarchy: (1) high original loan-to-value mortgage loans, (2) payment-option adjustable-rate mortgage loans, (3) interest-only mortgage loans, and (4) below-market rate (teaser) mortgages. Given the continued stress within the housing market, we believe this hierarchy provides the most relevant risk assessment of our nontraditional products.

•

High loan-to-value mortgages — Defined as first-lien loans with original loan-to-value ratios equal to or in excess of 100% or second-lien loans that when combined with the underlying first-lien mortgage loan result in an original loan-to-value ratio equal to or in excess of 100%. We ceased originating these loans with the intent to retain during 2009.

•

Payment-option adjustable-rate mortgages — Permit a variety of repayment options. The repayment options include minimum, interest-only, fully amortizing 30-year, and fully amortizing 15-year payments. The minimum payment option generally sets the monthly payment at the initial interest rate for the first year of the loan. The interest rate resets after the first year, but the borrower can continue to make the minimum payment. The interest-only option sets the monthly payment at the amount of interest due on the loan. If the interest-only option payment would be less than the minimum payment, the interest-only option is not available to the borrower. Under the fully amortizing 30- and 15-year payment options, the borrower’s monthly payment is set based on the interest rate, loan balance, and remaining loan term. We ceased originating these loans during 2008.

•

Interest-only mortgages — Allow interest-only payments for a fixed time. At the end of the interest-only period, the loan payment includes principal payments and can increase significantly. The borrower’s new payment, once the loan becomes amortizing (i.e., includes principal payments), will be greater than if the borrower had been making principal payments since the origination of the loan. We ceased originating these loans with the intent to retain during 2010.

•

Below-market rate (teaser) mortgages — Contain contractual features that limit the initial interest rate to a below-market interest rate for a specified time period with an increase to a market interest rate in a future period. The increase to the market interest rate could result in a significant increase in the borrower’s monthly payment amount. We ceased originating these loans during 2008.

The following table summarizes the higher-risk mortgage loan originations unpaid principal balance for the periods shown. These higher-risk mortgage loans are classified as finance receivables and loans and are recorded at historical cost.

Year ended December 31, ($ in millions)	2010	2009
High original loan-to-value (greater than 100%) mortgage loans	$—	$11
Payment-option adjustable-rate mortgage loans	—	—
Interest-only mortgage loans (a)	209	316
Below-market rate (teaser) mortgages	—	—

Total	$209	$327

(a)	The originations during the year ended December 31, 2010, for interest-only mortgage loans had an average FICO of 763 and an average loan-to-value of 63% with 100% full documentation.

Management’s Discussion and Analysis

Ally Financial Inc. • Form 10-K

The following table summarizes mortgage finance receivables and loans recorded at historical cost and reported at carrying value before allowance for loan losses by higher-risk loan type.

	2010			2009
December 31, ($ in millions)	Outstanding	Nonperforming	Accruing past due 90 days or more	Outstanding	Nonperforming	Accruing past due 90 days or more
High original loan-to-value (greater than 100%) mortgage loans	$5	$—	$—	$7	$4	$—
Payment-option adjustable-rate mortgage loans	5	1	—	7	1	—
Interest-only mortgage loans (a)	3,681	207	—	4,346	139	—
Below-market rate (teaser) mortgages	284	4	—	331	2	—

Total	$3,975	$212	$—	$4,691	$146	$—

(a)	The majority of the interest-only mortgage loans are expected to start principal amortization in 2015 or beyond.

Allowance for loan losses was $255 million or 6.4% of total higher-risk mortgage finance receivables and loans recorded at historical cost based on carrying value outstanding before allowance for loan losses at December 31, 2010.

The following tables include our five largest state and foreign concentrations within our higher-risk finance receivables and loans recorded at historical cost and reported at carrying value before allowance for loan losses.

December 31, ($ in millions)	High original loan-to-value (greater than 100%) mortgage loans	Payment-option adjustable-rate mortgage loans	Interest-only mortgage loans	Below-market rate (teaser) mortgages	All higher-risk loans
2010
California	$—	$1	$993	$89	$1,083
Virginia	—	—	330	12	342
Maryland	—	—	256	7	263
Michigan	—	—	225	10	235
Illinois	—	—	197	8	205
All other domestic and foreign	5	4	1,680	158	1,847

Total	$5	$5	$3,681	$284	$3,975

2009
California	$1	$2	$1,128	$102	$1,233
Virginia	—	—	397	13	410
Maryland	—	—	309	8	317
Michigan	—	—	259	11	270
Illinois	—	—	230	9	239
All other domestic and foreign	6	5	2,023	188	2,222

Total	$7	$7	$4,346	$331	$4,691

Commercial Credit Portfolio

Our commercial portfolio consists of automotive loans (wholesale floorplan, dealer term loans, and automotive fleet financing), commercial real estate loans, and other commercial finance loans. In general, the credit risk of our commercial portfolio is impacted by overall economic conditions in the countries in which we operate. Further, our commercial credit exposure is concentrated in automotive dealerships (primarily GM and Chrysler). In 2009, we entered into an agreement with Chrysler to provide automotive financing products and services to Chrysler dealers and customers. Both GM and Chrysler are bound by repurchase obligations that, under certain circumstances, such as dealer default, require them to repurchase new vehicle inventory.

Management’s Discussion and Analysis

Ally Financial Inc. • Form 10-K

Our credit risk on the commercial portfolio is markedly different from that of our consumer portfolio. Whereas the consumer portfolio represents smaller-balance homogeneous loans that exhibit fairly predictable and stable loss patterns, the commercial portfolio exposures can be less predictable. We utilize an internal credit risk rating system that is fundamental to managing credit risk exposure consistently across various types of commercial borrowers and captures critical risk factors simultaneously for each borrower. The ratings are used for many areas of credit risk management, such as loan origination, portfolio risk monitoring, management reporting, and loan loss reserves analyses. Therefore, the rating system is critical to an effective and consistent credit risk management framework.

During the year ended December 31, 2010, the credit performance of the commercial portfolio improved as nonperforming loans and net charge-offs declined. The decline in nonperforming loans was primarily driven by the sale of the resort finance portfolio, some improvement in dealer performance, and continued commercial mortgage asset dispositions. The decline in charge-offs in 2010 was primarily attributed to improved portfolio composition compared to 2009 due to the workout of certain commercial real estate assets and the strategic exit of underperforming automotive dealers.

The following table includes total commercial finance receivables and loans reported at carrying value before allowance for loan losses.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more (b)
December 31, ($ in millions)	2010	2009	2010	2009	2010	2009
Domestic
Commercial and industrial
Automobile	$24,944	$19,604	$261	$281	$—	$—
Mortgage	1,540	1,572	—	37	—	—
Other (c)	1,795	2,688	37	856	—	—
Commercial real estate
Automobile	2,071	2,008	193	256	—	—
Mortgage	1	121	1	56	—	—

Total domestic	30,351	25,993	492	1,486	—	—

Foreign
Commercial and industrial
Automobile	8,398	7,943	35	66	—	—
Mortgage	41	96	40	35	—	—
Other (c)	312	437	97	131	—	3
Commercial real estate
Automobile	216	221	6	24	—	—
Mortgage	78	162	70	141	—	—

Total foreign	9,045	8,859	248	397	—	3

Total commercial finance receivables and loans	$39,396	$34,852	$740	$1,883	$—	$3

(a)	Includes nonaccrual troubled debt restructured loans of $9 million and $59 million at December 31, 2010 and 2009, respectively.
(b)	There were no troubled debt restructured loans classified as 90 days past due and still accruing at December 31, 2010 and 2009, respectively.
(c)	Other commercial primarily includes senior secured commercial lending. Additionally, amounts at December 31, 2009, include the resort finance portfolio with an outstanding balance of $843 million, a nonperforming balance of $779 million, and an accruing past due 90 days or more balance of $0 million. We sold our resort finance portfolio during the third quarter of 2010.

Total commercial finance receivables and loans outstanding increased $4.5 billion to $39.4 billion at December 31, 2010, from December 31, 2009. Commercial and industrial outstandings increased $4.7 billion due to the addition of the Chrysler automotive financing business and improved automotive industry sales with a corresponding increase in inventories partially offset by the sale of the resort finance portfolio. Commercial real estate outstandings decreased $146 million from December 31, 2009, due to continued asset dispositions.

Management’s Discussion and Analysis

Ally Financial Inc. • Form 10-K

Total commercial nonperforming loans were $740 million, a decrease of $1.1 billion compared to December 31, 2009, primarily due to the sale of the resort finance portfolio, some improvement in dealer performance, and continued mortgage asset dispositions. Total nonperforming commercial finance receivables and loans as a percentage of outstanding commercial finance receivables and loans were 1.9% and 5.4% at December 31, 2010 and 2009, respectively.

The following table includes total commercial net charge-offs from finance receivables and loans at historical cost and related ratios reported at carrying value before allowance for loan losses.

	Net charge-offs (recoveries)		Net charge-off ratios
Year ended December 31, ($ in millions)	2010	2009	2010	2009
Domestic
Commercial and industrial
Automobile	$18	$69	0.1%	0.4%
Mortgage	(3)	119	(0.2)	6.0
Other (a)	158	92	6.7	2.7
Commercial real estate
Automobile	47	7	2.3	—
Mortgage	44	659	136.3	68.3

Total domestic	264	946	0.9	3.7

Foreign
Commercial and industrial
Automobile	16	18	0.2	0.2
Mortgage	3	—	3.9	—
Other	69	41	19.0	5.9
Commercial real estate
Automobile	2	—	1.0	—
Mortgage	48	12	38.7	5.9

Total foreign	138	71	1.5	0.7

Total commercial finance receivables and loans	$402	$1,017	1.1	2.8

(a)	Amounts include the resort finance portfolio with net charge-offs of $148 million and $61 million and net charge-off ratios of 29.0% and 7.1% for the years ended December 31, 2010 and 2009, respectively. We sold our resort finance portfolio during the third quarter of 2010.

Our net charge-offs of total commercial finance receivables and loans totaled $402 million for the year ended December 31, 2010, compared to $1.0 billion in 2009. The overall decrease in net charge-offs was largely due to the resolution and workout of certain domestic and foreign commercial real estate assets. Increased net charge-offs within our commercial and industrial portfolios were driven by the domestic resort finance and U.K. commercial finance lending portfolios.

Commercial Real Estate

The commercial real estate portfolio consists of loans issued primarily to automotive dealers, homebuilders, and commercial real estate firms. Commercial real estate finance receivables and loans were $2.4 billion and $2.5 billion at December 31, 2010 and 2009, respectively.

Management’s Discussion and Analysis

Ally Financial Inc. • Form 10-K

The following table shows commercial real estate finance receivables and loans reported at carrying value before allowance for loan losses by geographic region and property type.

December 31,	2010	2009
Geographic region
Texas	10.5%	11.2%
Florida	10.3	11.8
Michigan	10.1	8.5
California	9.6	9.8
Virginia	4.4	3.9
New York	3.8	3.7
Pennsylvania	3.7	3.4
Oregon	3.1	2.1
Georgia	2.7	2.1
Alabama	2.4	2.1
Other United States	26.9	26.2
United Kingdom	5.0	7.3
Canada	4.4	4.3
Germany	0.5	0.6
Other foreign	2.6	3.0

Total commercial real estate finance receivables and loans	100.0%	100.0%

Property type
Automobile dealers	91.8%	84.3%
Residential	2.5	2.7
Land and land development	0.8	5.7
Apartments	0.1	2.9
Other	4.8	4.4

Total commercial real estate finance receivables and loans	100.0%	100.0%

Commercial Criticized Exposure

Exposures deemed criticized are loans classified as special mention, substandard, or doubtful. These classifications are based on regulatory definitions and generally represent finance receivables and loans within our portfolio that have a higher default risk or have already defaulted. These loans require additional monitoring and review including specific actions to mitigate our potential economic loss.

The following table shows industry concentrations for commercial criticized finance receivables and loans reported at carrying value before allowance for loan losses. Total criticized exposures were $3.6 billion and $4.9 billion at December 31, 2010 and 2009, respectively.

December 31,	2010	2009
Industry
Automotive	66.5%	49.7%
Real estate (a)	12.1	23.4
Health/medical	7.3	7.9
Manufacturing	3.5	3.1
Services	1.9	2.1
Hardgoods	1.8	1.1
Retail	1.5	2.6
All other	5.4	10.1

Total commercial criticized finance receivables and loans	100.0%	100.0%

(a)	Includes resort finance, which represented 17.3% of the portfolio at December 31, 2009.

Management’s Discussion and Analysis

Ally Financial Inc. • Form 10-K

Total criticized exposure decreased $1.3 billion to $3.6 billion from December 31, 2009, primarily due to the sale of the resort finance portfolio, improvement in dealer credit quality, and continued mortgage asset dispositions. The increase in our automotive criticized concentration rate was due to the significant decrease in the overall criticized amounts outstanding at December 31, 2010, compared to December 31, 2009.

Selected Loan Maturity and Sensitivity Data

The table below shows the commercial finance receivables and loans portfolio and the distribution between fixed and floating interest rates based on the stated terms of the commercial loan agreements. The table does not include the impact of derivative instruments utilized to hedge certain loans. This portfolio is reported at carrying value before allowance for loan losses.

December 31, 2010 ($ in millions)	Within 1 year	1-5 years	After 5 years	Total (a)
Commercial and industrial	$26,401	$1,764	$114	$28,279
Commercial real estate	227	1,666	179	2,072

Total domestic	26,628	3,430	293	30,351

Foreign	8,522	515	8	9,045

Total commercial finance receivables and loans	$35,150	$3,945	$301	$39,396

Loans at fixed interest rates		$1,277	$220
Loans at variable interest rates		2,668	81

Total commercial finance receivables and loans		$3,945	$301

(a)	Loan maturities are based on the remaining maturities under contractual terms.

Allowance for Loan Losses

The following table presents an analysis of the activity in the allowance for loan losses on finance receivables and loans.

($ in millions)	Consumer automobile	Consumer mortgage	Total consumer	Commercial	Total
Allowance at January 1, 2010	$1,024	$640	$1,664	$781	$2,445
Cumulative effect of change in accounting principles (a)	222	—	222	—	222
Charge-offs
Domestic	(776)	(239)	(1,015)	(282)	(1,297)
Foreign	(194)	(4)	(198)	(151)	(349)

Total charge-offs	(970)	(243)	(1,213)	(433)	(1,646)

Recoveries
Domestic	319	26	345	18	363
Foreign	71	1	72	13	85

Total recoveries	390	27	417	31	448

Net charge-offs	(580)	(216)	(796)	(402)	(1,198)
Provision for loan losses (b)	304	164	468	(26)	442
Discontinued operations	—	—	—	(4)	(4)
Other	—	(8)	(8)	(26)	(34)

Allowance at December 31, 2010	$970	$580	$1,550	$323	$1,873

Allowance for loan losses to finance receivables and loans outstanding at December 31, 2010 (c)	1.9%	5.4%	2.5%	0.8%	1.8%
Net charge-offs to average finance receivables and loans outstanding at December 31, 2010 (c)	1.4%	2.0%	1.5%	1.1%	1.3%
Allowance for loan losses to total nonperforming finance receivables and loans at December 31, 2010 (c)	469.2%	103.4%	202.0%	43.7%	124.3%
Ratio of allowance for loans losses to net charge-offs at December 31, 2010	1.7	2.7	1.9	0.8	1.6

(a)	Includes adjustment to the allowance due to adoption of ASU 2009-17. Refer to Note 1 to the Consolidated Financial Statements for additional information.
(b)	Includes $69 million benefit from the recognition of a recovery through provision upon the sale of the resort finance portfolio in September 2010.
(c)	Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the unpaid principal balance, net of premiums and discounts.

Management’s Discussion and Analysis

Ally Financial Inc. • Form 10-K

($ in millions)	Consumer automobile	Consumer mortgage	Total consumer	Commercial	Total
Allowance at January 1, 2009	$1,394	$1,142	$2,536	$897	$3,433
Charge-offs
Domestic	(1,001)	(1,424)	(2,425)	(955)	(3,380)
Foreign	(372)	(185)	(557)	(76)	(633)
Write-downs related to transfers to held-for-sale	(11)	(3,417)	(3,428)	(10)	(3,438)

Total charge-offs	(1,384)	(5,026)	(6,410)	(1,041)	(7,451)

Recoveries
Domestic	189	68	257	19	276
Foreign	71	—	71	5	76

Total recoveries	260	68	328	24	352

Net charge-offs	(1,124)	(4,958)	(6,082)	(1,017)	(7,099)
Provision for loan losses	755	3,951	4,706	898	5,604
Discontinued operations	13	556	569	(3)	566
Other	(14)	(51)	(65)	6	(59)

Allowance at December 31, 2009	$1,024	$640	$1,664	$781	$2,445

Allowance for loan losses to finance receivables and loans outstanding at December 31, 2009 (a)	3.4%	5.7%	4.0%	2.2%	3.2%
Net charge-offs to average finance receivables and loans outstanding at December 31, 2009 (a)	3.3%	23.9%	11.2%	2.8%	7.9%
Allowance for loan losses to total nonperforming finance receivables and loans at December 31, 2009 (a)	265.2%	148.7%	203.8%	41.5%	90.6%
Ratio of allowance for loans losses to net charge-offs at December 31, 2009	0.9	0.1	0.3	0.8	0.3

(a)	Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the unpaid principal balance, net of premiums and discounts.

The allowance for consumer loan losses was $1.6 billion at December 31, 2010, compared to $1.7 billion at December 31, 2009. The decline reflected the improved asset mix resulting from the strategic actions taken in late 2009 related to legacy mortgage loans and the continued runoff of Nuvell and other liquidating portfolios. Partially offsetting this decline was an increase in the allowance due to increased loans outstanding in the nonliquidating automobile portfolio.

The allowance for commercial loan losses was $323 million at December 31, 2010, compared to $781 million at December 31, 2009. The decline was primarily related to the sale of the resort finance portfolio, runoff in our commercial real estate portfolio, and improved portfolio credit quality due to improved dealer performance, strategic dealer exits, and the wind-down of operations in several nonstrategic countries.

Management’s Discussion and Analysis

Ally Financial Inc. • Form 10-K

Allowance for Loan Losses by Type

The following table summarizes the allocation of the allowance for loan losses by product type.

	2010			2009
December 31, ($ in millions)	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of allowance for loan losses	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of allowance for loan losses
Consumer
Domestic
Consumer automobile	$769	2.2%	41.0%	$772	6.2%	31.6%
Consumer mortgage
1st Mortgage	322	4.7	17.2	387	5.6	15.8
Home equity	256	7.5	13.7	251	6.5	10.3

Total domestic	1,347	3.0	71.9	1,410	6.0	57.7
Foreign
Consumer automobile	201	1.2	10.7	252	1.4	10.2
Consumer mortgage
1st Mortgage	2	0.4	0.1	2	0.5	0.1
Home equity	—	—	—	—	—	—

Total foreign	203	1.2	10.8	254	1.4	10.3

Total consumer loans	1,550	2.5	82.7	1,664	4.0	68.0

Commercial
Domestic
Commercial and industrial
Automobile	73	0.3	3.9	157	0.8	6.4
Mortgage	—	—	—	10	0.6	0.4
Other	97	5.4	5.2	322	12.0	13.2
Commercial real estate
Automobile	54	2.6	2.9	—	—	—
Mortgage	—	—	—	54	44.6	2.2

Total domestic	224	0.7	12.0	543	2.1	22.2

Foreign
Commercial and industrial
Automobile	33	0.4	1.7	54	0.7	2.2
Mortgage	12	30.5	0.7	20	21.0	0.8
Other	39	12.6	2.1	111	25.5	4.6
Commercial real estate
Automobile	2	0.9	0.1	—	—	—
Mortgage	13	16.9	0.7	53	32.5	2.2

Total foreign	99	1.1	5.3	238	2.7	9.8

Total commercial loans	323	0.8	17.3	781	2.2	32.0

Total allowance for loan losses	$1,873	1.8%	100.0%	$2,445	3.2%	100.0%

Management’s Discussion and Analysis

Ally Financial Inc. • Form 10-K

Provision for Loan Losses

The following table summarizes the provision for loan losses by product type.

Year ended December 31, ($ in millions)	2010	2009
Consumer
Domestic
Consumer automobile	$228	$493
Consumer mortgage
1st Mortgage	72	2,360
Home equity	90	1,588

Total domestic	390	4,441

Foreign
Consumer automobile	76	262
Consumer mortgage
1st Mortgage	2	3
Home equity	—	—

Total foreign	78	265

Total consumer loans	468	4,706

Commercial
Domestic
Commercial and industrial
Automobile	2	54
Mortgage	(13)	36
Other (a)	(47)	348
Commercial real estate
Automobile	34	—
Mortgage	(10)	255

Total domestic	(34)	693

Foreign
Commercial and industrial
Automobile	(2)	32
Mortgage	(5)	17
Other	5	142
Commercial real estate
Automobile	2	—
Mortgage	8	14

Total foreign	8	205

Total commercial loans	(26)	898

Total provision for loan losses	$442	$5,604

(a)	Includes $69 million benefit from the recognition of a recovery through provision upon the sale of the resort finance portfolio in September 2010.

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

•

Used vehicle market — We are at risk due to changes in used vehicle prices. General economic conditions, used vehicle supply and demand, and new vehicle market prices most heavily influence used vehicle prices.

Management’s Discussion and Analysis

Ally Financial Inc. • Form 10-K

•

Residual value projections —We establish risk adjusted residual values at lease inception by consulting independently published guides and periodically reviewing these residual values during the lease term. These values are projections of expected values in the future (typically between two and four years) based on current assumptions for the respective make and model. Actual realized values often differ.

•	Remarketing abilities — Our ability to efficiently process and effectively market off-lease vehicles affects the disposal costs and the proceeds realized from vehicle sales.

•	Manufacturer vehicle and marketing programs — Automotive manufacturers influence lease residual results in the following ways:

•	The brand image of automotive manufacturers and consumer demand for their products affect residual risk as our lease portfolio consists primarily of these vehicles.

•

Automotive manufacturer marketing programs may influence the used vehicle market for those vehicles through programs such as incentives on new vehicles, programs designed to encourage lessees to terminate their leases early in conjunction with the acquisition of a new vehicle (referred to as pull-ahead programs), and special rate used vehicle programs.

•	Automotive manufacturers may provide support to us for certain residual deficiencies.

The following table summarizes the volume of serviced lease terminations in the United States over recent periods. It also summarizes the average sales proceeds on 24-, 36-, and 48-month scheduled lease terminations for those same periods at auction. The mix of terminated vehicles in 2010 was used to normalize results over previous periods to more clearly demonstrate market pricing trends.

Year ended December 31,	2010	2009	2008
Off-lease vehicles remarketed (in units)	376,203	369,981	425,567
Sales proceeds on scheduled lease terminations ($ per unit)
24-month	$28,008	$25,192	$21,866
36-month	19,226	17,327	13,828
48-month	14,722	12,384	10,641

Proceeds in 2009 and 2010 increased as market conditions for used vehicles improved. The improvement in proceeds was driven partly by lower used vehicle supply and increased consumer demand for used vehicles as the weakened U.S. economy drove consumer preference for used vehicles over higher cost new vehicles.

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

Country risk is measured by determining our cross-border outstandings in accordance with FFIEC guidelines. Cross-border outstandings are reported as assets within the country of which the obligor or guarantor resides. Furthermore, outstandings backed by tangible collateral are reflected under the country in which the collateral is held. For securities received as collateral, cross-border outstandings are assigned to the domicile of the issuer of the securities. Resale agreements are presented based on the domicile of the counterparty.

Management’s Discussion and Analysis

Ally Financial Inc. • Form 10-K

The following tables list all countries in which cross-border outstandings exceed 1.0% of consolidated assets.

($ in millions)	Banks	Public	Other	Net local country assets	Derivatives	Total cross-border outstandings
2010
Canada	$343	$361	$349	$4,678	$19	$5,750
Germany	587	40	111	3,485	76	4,299
United Kingdom	627	9	37	1,133	83	1,889

2009
Germany	$281	$66	$1,459	$3,057	$304	$5,167
Canada	123	285	307	4,226	74	5,015
United Kingdom	581	42	71	2,755	187	3,636

Market Risk

Our automotive financing, mortgage, and insurance activities give rise to market risk representing the potential loss in the fair value of assets or liabilities and earnings caused by movements in market variables, such as interest rates, foreign-exchange rates, equity prices, market perceptions of credit risk, and other market fluctuations that affect the value of securities and assets held-for-sale. We are primarily exposed to interest rate risk arising from changes in interest rates related to financing, investing, and cash management activities. More specifically, we have entered into contracts to provide financing, to retain mortgage servicing rights, and to retain various assets related to securitization activities all of which are exposed in varying degrees to changes in value due to movements in interest rates. Interest rate risk arises from the mismatch between assets and the related liabilities used for funding. We enter into various financial instruments, including derivatives, to maintain the desired level of exposure to the risk of interest rate fluctuations. Refer to Note 23 to the Consolidated Financial Statements for further information.

We are also exposed to foreign-currency risk arising from the possibility that fluctuations in foreign-exchange rates will affect future earnings or asset and liability values related to our global operations. We may enter into hedges to mitigate foreign exchange risk.

We also have exposure to equity price risk, primarily in our Insurance operations, which invests in equity securities that are subject to price risk influenced by capital market movements. We enter into equity options to economically hedge our exposure to the equity markets.

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

Management’s Discussion and Analysis

Ally Financial Inc. • Form 10-K

Fair Value Sensitivity Analysis

The following table and subsequent discussion presents a fair value sensitivity analysis of our assets and liabilities using isolated hypothetical movements in specific market rates. The analysis assumes adverse instantaneous, parallel shifts in market exchange rates, interest rate yield curves, and equity prices. The analysis does not consider the financial offsets available through derivative activities. Additionally, since only adverse fair value impacts are included, the natural offset between asset and liability rate sensitivities that arise within a diversified balance sheet, such as ours, is not considered.

	2010			2009
December 31, ($ in millions)	Nontrading		Trading (a)	Nontrading		Trading (a)
Financial instruments exposed to changes in:
Interest rates
Estimated fair value	(b	)	$240	(b	)	$739
Effect of 10% adverse change in rates	(b	)	(1)	(b	)	(18)
Foreign-currency exchange rates
Estimated fair value	$7,079		$94	$6,432		$111
Effect of 10% adverse change in rates	(708)		(9)	(643)		(11)
Equity prices
Estimated fair value	$796		$—	$675		$—
Effect of 10% decrease in prices	(80)		—	(68)		—

(a)	Includes our trading securities. Refer to Note 6 to the Consolidated Financial Statements for additional information on our trading portfolio.
(b)	Refer to the section below titled Net Interest Income Sensitivity Analysis for information on the interest rate sensitivity of our nontrading financial instruments.

The fair value of our foreign-currency exchange-rate sensitive financial instruments increased during the year ended December 31, 2010, compared to the same period in 2009, due to declines in our foreign denominated debt. This decline consequently drove the increase in the fair value estimate and associated adverse 10% change in rates impact. The increase in the fair value of our equity price sensitive financial instruments was driven by a change in mix within our investment portfolio. This change in equity exposure drove our increased sensitivity to a 10% decrease in equity prices.

Net Interest Income Sensitivity Analysis

We use net interest income sensitivity analysis to measure and manage the interest rate sensitivities of our nontrading financial instruments rather than the fair value approach. Interest rate risk represents the most significant market risk to the nontrading exposures. We actively monitor the level of exposure so that movements in interest rates do not adversely affect future earnings. Simulations are used to estimate the impact on our net interest income in numerous interest rate scenarios. These simulations measure how the interest rate scenarios will impact net interest income on the financial instruments on the balance sheet including debt securities, loans, deposits, debt, and derivative instruments. The simulations incorporate assumptions about future balance sheet changes including loan and deposit pricing, changes in funding mix, and asset/liability repricing, prepayments, and contractual maturities.

We prepare forward-looking forecasts of net interest income, which take into consideration anticipated future business growth, asset/liability positioning, and interest rates based on the implied forward curve. Simulations are used to assess changes in net interest income in multiple interest rates scenarios relative to the baseline forecast. The changes in net interest income relative to the baseline are defined as the sensitivity. The net interest income sensitivity tests measure the potential change in our pretax net interest income over the following twelve months. A number of alternative rate scenarios are tested including immediate parallel shocks to the forward yield curve, nonparallel shocks to the forward yield curve, and stresses to certain term points on the yield curve in isolation to capture and monitor a number of risk types.

Management’s Discussion and Analysis

Ally Financial Inc. • Form 10-K

Our twelve-month pretax net interest income sensitivity based on the forward-curve was as follows.

Year ended December 31, ($ in millions)	2010	2009
Parallel rate shifts
-100 basis points	$54	$15
+100 basis points	(99)	(129)
+200 basis points	(28)	(137)

Our net interest income was liability sensitive to a parallel move in interest rates at both years ended 2010 and 2009. The change in net interest income sensitivity from December 31, 2009, was due to the change in the level of forward short-term interest rates and the resultant impact on certain interest rate floors on commercial finance receivables and loans. Additionally, we reduced our net receive fixed interest rate swaps hedging the debt portfolio as part of our normal ALM activities, which contributed to the change.

Operational Risk

We define operational risk as the risk of loss resulting from inadequate or failed processes or systems, human factors, or external events. Operational risk is an inherent risk element in each of our businesses and related support activities. Such risk can manifest in various ways, including errors, business interruptions, and inappropriate behavior of employees, and can potentially result in financial losses and other damage to us.

To monitor and control such risk, we maintain a system of policies and a control framework designed to provide a sound and well-controlled operational environment. This framework employs practices and tools designed to maintain risk governance, risk and control assessment and testing, risk monitoring, and transparency through risk reporting mechanisms. The goal is to maintain operational risk at appropriate levels in view of our financial strength, the characteristics of the businesses and the markets in which we operate, and the related competitive and regulatory environment.

Notwithstanding these risk and control initiatives, we may incur losses attributable to operational risks from time to time, and there can be no assurance these losses will not be incurred in the future.

Management’s Discussion and Analysis

Ally Financial Inc. • Form 10-K

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

In addition, we have established internal management committees to assist senior leadership in monitoring and managing our liquidity positions and funding plans. The Liquidity Risk Council is responsible for monitoring liquidity risk tolerance while maintaining adequate liquidity and analyzing liquidity risk measurement standards, liquidity position and investment alternatives, funding plans, forecasted liquidity needs and related risks and opportunities, liquidity buffers, stress testing, and contingency funding. The Structured Funding Risk Council is responsible for assisting senior leadership in the execution of its structured funding strategy and risk management accountabilities.

We maintain available liquidity in the form of cash, highly liquid unencumbered securities and available credit facility capacity that, taken together, are intended to allow us to operate and to meet our contractual obligations in the event of market-wide disruptions and enterprise-specific events. We maintain available liquidity at various entities, including Ally Bank and Ally Financial Inc., the parent company, and consider regulatory and tax restrictions that may limit our ability to transfer funds across entities. At December 31, 2010, we maintained $23.8 billion of total available parent company liquidity and $7.5 billion of total available liquidity at Ally Bank. To optimize cash and secured facility capacity between entities, the parent company lends cash to Ally Bank from time to time under an intercompany loan agreement. At December 31, 2010, $3.7 billion was outstanding under the intercompany loan agreement. Amounts outstanding are repayable to the parent company at any time, subject to five days notice. As a result, this amount is included in the parent company available liquidity and excluded from the available liquidity at Ally Bank in the above figures. For this purpose, parent company includes our consolidated operations less our Insurance operations, ResCap, and Ally Bank.

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

Management’s Discussion and Analysis

Ally Financial Inc. • Form 10-K

unsecured and secured funding sources and the maturity profiles of both. In addition, we further distinguish our funding strategy between bank funding and holding company or nonbank funding.

Throughout 2009 and 2010, we have been directing new bank-eligible assets in the United States to Ally Bank in order to reduce and minimize our nonbanking exposures and funding requirements. We expect that this development will further allow us to use bank funding for a wider array of our automotive finance assets and to provide a sustainable long-term funding channel for the business. As a result of the conversion of $5.5 billion of Ally Mandatorily Convertible Preferred (MCP) stock held by the Treasury into common stock on December 30, 2010, and consequent reduction of the equity interests held by General Motors and the GM Trust, the Federal Reserve has determined that GM will no longer be considered an “affiliate” of Ally Bank for purposes of Sections 23A and 23B of the Federal Reserve Act, which imposes limitations on transactions between banks and their affiliates. Transactions between Ally Bank and GM will continue to be subject to regulation and examination by the bank’s primary federal regulator, the Federal Deposit Insurance Corporation.

Bank Funding

At December 31, 2010, Ally Bank maintained cash liquidity of $3.1 billion and highly liquid U.S. federal government and U.S. agency securities of $4.4 billion, excluding certain securities that were encumbered at December 31, 2010. In addition, at December 31, 2010, Ally Bank had unused capacity in committed secured funding facilities of $3.8 billion, including an equal allocation of the unused capacity from a $4.1 billion shared facility also available to the parent company. Our ability to access this unused capacity depends on having eligible assets to collateralize the incremental funding and, in some instances, the execution of interest rate hedges.

Maximizing bank funding is the cornerstone of our long-term liquidity strategy. We have made significant progress in migrating assets to Ally Bank and growing our retail deposit base since becoming a bank holding company. Growth in retail deposits is key to further reducing our cost of funds and decreasing our reliance on the capital markets and other sources of funding. We believe deposits provide a low-cost source of funds that are less sensitive to interest rate changes, market volatility, or changes in our credit ratings than other funding sources. We have continued to expand our deposit gathering efforts through our direct and indirect marketing channels. Current retail product offerings consist of a variety of savings products including certificates of deposits (CDs), savings accounts, and money market accounts, as well as an online checking product. In addition, we have brokered deposits, which are obtained through third-party intermediaries. In 2010, the deposit base at Ally Bank grew $5.1 billion, ending the year at $33.9 billion from $28.8 billion at December 31, 2009. The growth in deposits was primarily attributable to our retail deposit portfolio. Strong retention rates materially contributed to our growth in retail deposits during 2010. In the fourth quarter of 2010, we retained 85% of CD balances up for renewal during the same period. In addition to retail and brokered deposits, Ally Bank had access to funding through a variety of other sources including FHLB advances, the Federal Reserve’s Discount Window, public securitizations and private funding arrangements. At December 31, 2010, debt outstanding from the FHLB totaled $5.3 billion with no debt outstanding from the Federal Reserve. Also, as part of our liquidity and funding plans, Ally Bank utilizes certain securities as collateral to access funding from repurchase agreements with third parties. Repurchase agreements are generally short-term and often occur overnight. Funding from repurchase agreements was accounted for as debt on our Consolidated Balance Sheet. At December 31, 2010 and 2009, Ally Bank had no debt outstanding under repurchase agreements.

While we continue to build our deposit base, we plan to remain active in the securitization markets to finance our Ally Bank automotive loan portfolios. Secured funding is advantageous for Ally Bank as it is generally more cost efficient and less sensitive to changes in our corporate credit ratings than unsecured financing. During 2010, Ally Bank completed 10 transactions raising $8.1 billion of secured funding backed by retail and dealer floorplan automotive loans. In 2011, we intend to continue to utilize the securitization markets to finance our growing Ally Bank automotive loan portfolio. Thus far in 2011, Ally Bank has completed three securitization transactions that raised $2.8 billion in total funding. We manage the execution risk arising from secured funding by maintaining a diverse investor base and group of counterparties. In addition, we further diversify our funding sources by maintaining committed secured facilities at Ally Bank. At December 31, 2010, the total credit commitments capable of financing Ally Bank’s automobile loan portfolios were $12.4 billion, which included $4.1 billion of commitments available to Ally Bank or the parent company.

Refer to Note 15 to the Consolidated Financial Statements for a summary of deposit funding by type.

Nonbank Funding

At December 31, 2010, the parent company maintained cash liquidity in the amount of $6.7 billion and unused capacity in committed credit facilities of $11.1 billion, including an equal allocation of the unused capacity from a $4.1 billion shared

Management’s Discussion and Analysis

Ally Financial Inc. • Form 10-K

facility also available to Ally Bank. Our ability to access unused capacity in secured facilities depends on having eligible assets to collateralize the incremental funding and, in some instances, the execution of interest rate hedges. As we shift our focus to growing bank funding capabilities in line with increasing asset originations at Ally Bank, we are similarly focused on minimizing uses of our parent company liquidity and reducing the amount of assets funded outside the bank. Funding sources at the parent company generally consist of longer-term unsecured debt, private credit facilities, asset-backed securitizations, and a modest amount of short-term borrowings.

During 2010, we completed transactions in the unsecured debt markets to further strengthen the parent company liquidity position. We raised over $8.0 billion in the unsecured bond markets including a $1.0 billion issuance in the fourth quarter. Of the $8.0 billion issued this year, $3.7 billion had a term of 10 years while the remaining amount had a term of 5 or 7 years. In 2011, we raised an additional $2.25 billion of unsecured debt with a tenor of three years. In addition to funding in the debt capital markets, we have offered short-term and long-term unsecured debt through a retail debt program known as SmartNotes. SmartNotes are floating-rate instruments with fixed-maturity dates ranging from 9 months to 30 years that we have issued through a network of participating broker-dealers. There were $9.8 billion and $10.9 billion of SmartNotes outstanding at December 31, 2010 and 2009, respectively. In 2011, we expect to continue to follow this approach of being aggressive, yet opportunistic in the unsecured debt markets to prefund upcoming debt maturities.

We also obtain short-term unsecured funding from the sale of floating-rate demand notes under our Demand Notes program. The holder has the option to require us to redeem these notes at any time without restriction. Demand Notes outstanding were $2.0 billion at December 31, 2010, compared to $1.3 billion at December 31, 2009. Unsecured short-term bank loans also provide short-term funding. At December 31, 2010, we had $4.2 billion in short-term unsecured debt outstanding, an increase of $1.0 billion from December 31, 2009. Refer to Note 16 and Note 17 to the Consolidated Financial Statements for additional information about our outstanding short-term borrowings and long-term unsecured debt, respectively.

Secured funding continues to be a significant source of financing at the parent company. Internationally, we were active in both the public and private securitization markets, completing a total of 11 transactions in Canada, Mexico, Brazil and Germany that raised $6.2 billion in funding. We have remained active internationally with an additional $742 million raised in Canada in February 2011. In the United States, new automotive term securitization transactions were issued through Ally Bank only, which is consistent with our broader strategy of directing new bank-eligible assets to Ally Bank in order to reduce and minimize our nonbanking exposures and funding requirements at the parent company. We still maintain significant credit capacity in North America to fund automotive-related assets, including our $7.9 billion syndicated facility that can fund U.S. and Canadian automotive retail and commercial loans, as well as leases. The facility is set to mature in June 2011, and we are planning to renew it. Historically, we have also had automotive whole-loan forward flow agreements that provide commitments from third parties to purchase U.S. automotive retail assets. However, the arrangements expired in 2010, with the final transaction completed under these arrangements in October 2010. In addition to the $7.9 billion syndicated facility, there was $9.5 billion of committed capacity available exclusively for the parent company in various secured facilities around the globe at December 31, 2010.

Recent Funding Developments

In summary, during 2010, we completed funding transactions totaling almost $36 billion and we renewed key existing funding facilities as we realized ready access to both the public and private markets. Key funding highlights from 2010 are as follows:

•

We issued over $8.0 billion of unsecured debt, which included issuances in both the U.S. and European markets. In the fourth quarter of 2010, we issued $1.0 billion of unsecured long-term debt with a maturity of 7 years.

•

We raised over $15 billion from the sale of asset-backed securities publicly and privately in multiple jurisdictions. In the United States, we completed Ally Bank-sponsored transactions totaling $8.1 billion, of which $2.0 billion was completed in the fourth quarter. We also completed $674 million of issuance supported by mortgage servicer advances and mortgage loans. Outside the United States, we issued $6.2 billion through public and private automotive securitization transactions.

Management’s Discussion and Analysis

Ally Financial Inc. • Form 10-K

•

We created more than $12 billion of new committed credit capacity including $8.3 billion solely dedicated to fund automotive assets at Ally Bank and new mortgage facilities in the United States that provide committed credit capacity of $725 million. In the fourth quarter, we entered into new committed secured auto facilities in Canada and Brazil that provide total capacity of $1.4 billion.

•	We renewed over $8 billion of key private funding facilities at our Automotive Finance operations and Mortgage operations.

•

As a result of the conversion of $5.5 billion of Ally Mandatorily Convertible Preferred (MCP) stock held by the Treasury into common stock on December 30, 2010, the dividend payments payable to our preferred shareholders will be reduced by approximately $500 million annually. This is expected to improve long-term profitability with a lower cost of funds and assists with capital preservation.

Funding Sources

The following table summarizes debt and other sources of funding and the amount outstanding under each category for the periods shown.

As a result of our funding strategy to maximize funding sources at Ally Bank and grow our retail deposit base, the percentage of funding sources from Ally Bank has increased in 2010 from 2009 levels. In addition, deposits represent a larger portion of the overall funding mix.

December 31, ($ in millions)	Bank	Nonbank	Total	%
2010
Secured financings	$20,199	$22,193	$42,392	32
Institutional term debt	—	27,257	27,257	21
Retail debt programs (a)	—	14,249	14,249	11
Temporary Liquidity Guarantee Program (TLGP)	—	7,400	7,400	6
Bank loans and other	1	2,374	2,375	2

Total debt (b)	20,200	73,473	93,673	72
Bank deposits (c)	31,847	5,131	36,978	28

Total on-balance sheet funding	$52,047	$78,604	$130,651	100

Off-balance sheet securitizations
Mortgage loans	$—	$69,356	$69,356

Total off-balance sheet securitizations	$—	$69,356	$69,356

2009
Secured financings	$11,777	$36,982	$48,759	38
Institutional term debt	—	24,809	24,809	19
Retail debt programs (a)	8	14,614	14,622	12
Temporary Liquidity Guarantee Program (TLGP)	—	7,400	7,400	6
Bank loans and other	59	2,135	2,194	2

Total debt (b)	11,844	85,940	97,784	77
Bank deposits (c)	27,078	2,928	30,006	23

Total on-balance sheet funding	$38,922	$88,868	$127,790	100

Off-balance sheet securitizations
Retail finance receivables	$—	$6,654	$6,654
Mortgage loans	—	99,123	99,123

Total off-balance sheet securitizations	$—	$105,777	$105,777

(a)	Primarily includes $9,784 million and $10,878 million of Ally SmartNotes at December 31, 2010 and 2009, respectively.
(b)	Excludes fair value adjustment as described in Note 27 to the Consolidated Financial Statements.
(c)	Includes consumer and commercial bank deposits and dealer wholesale deposits.

Management’s Discussion and Analysis

Ally Financial Inc. • Form 10-K

Refer to Note 17 to the Consolidated Financial Statements for a summary of the scheduled maturity of long-term debt at December 31, 2010.

Funding Facilities

We utilize both committed and uncommitted credit facilities. The financial institutions providing the uncommitted facilities are not legally obligated to advance funds under them. The amounts outstanding under our various funding facilities are included on our Consolidated Balance Sheet.

In 2010, Ally Bank entered into its first committed credit facilities. These facilities are secured by automotive receivables and have given Ally Bank exclusive access to $8.3 billion of funding capacity. Ally Bank also has access to a $4.1 billion committed facility that is shared with the parent company. Funding programs supported by the Federal Reserve and the FHLB complement Ally Bank’s private committed facilities. Growth in total capacity at Ally Bank has been offset by reductions in the parent company’s committed capacity, which is consistent with our asset origination strategy. The reduction in committed capacity for the parent company has been coupled with a reduction in debt outstanding under the facilities, such that the unused capacity and related funding available solely to the parent company increased marginally year-over-year to $9.1 billion.

The total capacity in our committed funding facilities is provided by banks through private transactions. The committed secured funding facilities can be revolving in nature and allow for additional funding during the commitment period, or they can be amortizing and do not allow for any further funding after the closing date. At December 31, 2010, $28.8 billion of our $32.2 billion of committed capacity was revolving. Generally, our revolving facilities have a tenor of 364 days and are renewed annually.

Committed Funding Facilities

	Outstanding		Unused capacity (a)		Total capacity
December 31, ($ in billions)	2010	2009	2010	2009	2010	2009
Bank funding
Secured	$6.4	$—	$1.9	$—	$8.3	$—
Nonbank funding
Unsecured
Automotive Finance operations	0.8	0.7	—	0.1	0.8	0.8
Secured
Automotive Finance operations and other	8.3	23.0	9.1	9.0	17.4	32.0
Mortgage operations	1.0	1.7	0.6	0.4	1.6	2.1

Total nonbank funding	10.1	25.4	9.7	9.5	19.8	34.9

Shared capacity (b)	0.2	0.8	3.9	3.2	4.1	4.0

Total committed facilities	16.7	26.2	15.5	12.7	32.2	38.9

Whole-loan forward flow agreements (c)	—	—	—	9.4	—	9.4

Total	$16.7	$26.2	$15.5	$22.1	$32.2	$48.3

(a)	Funding from committed secured facilities is available on request in the event excess collateral resides in certain facilities or is available to the extent incremental collateral is available and contributed to the facilities.
(b)	Funding is generally available for assets originated by Ally Bank or the parent company, Ally Financial Inc.
(c)	Represents commitments of financial institutions to purchase U.S. automotive retail assets.

Management’s Discussion and Analysis

Ally Financial Inc. • Form 10-K

Uncommitted Funding Facilities

	Outstanding		Unused capacity		Total capacity
December 31, ($ in billions)	2010	2009	2010	2009	2010	2009
Bank funding
Secured
Federal Reserve funding programs	$—	$5.0	$4.0	$2.8	$4.0	$7.8
FHLB advances	5.3	5.1	0.2	0.8	5.5	5.9

Total bank funding	5.3	10.1	4.2	3.6	9.5	13.7

Nonbank funding
Unsecured
Automotive Finance operations	1.4	0.8	0.6	0.1	2.0	0.9
Secured
Automotive Finance operations	0.1	0.3	—	0.1	0.1	0.4
Mortgage operations	—	—	0.1	0.2	0.1	0.2

Total nonbank funding	1.5	1.1	0.7	0.4	2.2	1.5

Total uncommitted facilities	$6.8	$11.2	$4.9	$4.0	$11.7	$15.2

Bank Funding Facilities

Facilities for Automotive Finance Operations — Secured

Ally Bank’s largest facility is a $7.0 billion revolving syndicated credit facility secured by automotive receivables maturing in April 2011. At December 31, 2010, the amount outstanding under this facility was $5.4 billion. Ally Bank’s other committed facilities are also available to fund automotive receivables. We successfully renewed one facility in February 2011, and we plan to renew the others in the first half of 2011. In the event they are not renewed, the outstanding debt will be repaid over time as the underlying collateral amortizes.

Nonbank Funding Facilities

Facilities for Automotive Finance Operations — Unsecured

Revolving credit facilities — At December 31, 2010, we maintained $486 million of commitments in our U.S. unsecured revolving credit facility maturing June 2012. This facility was fully drawn. We also maintained $274 million of committed unsecured bank facilities in Canada and $47 million in Europe. The Canadian facilities expire in June 2012 and the European facility expires in March 2011.

Management’s Discussion and Analysis

Ally Financial Inc. • Form 10-K

Facilities for Automotive Finance Operations — Secured

The parent company’s largest facility is a $7.9 billion revolving syndicated credit facility secured by U.S. and Canadian automotive receivables that matures in June 2011. We plan to renew this facility, but if it is not renewed, the outstanding debt will become immediately due and payable. At December 31, 2010, the amount outstanding under this facility was $367 million. This facility includes a leverage ratio covenant that requires our reporting segments, excluding our Mortgage operations reporting segments, to have a ratio of consolidated borrowed funds to consolidated net worth not to exceed 11.0:1. For purposes of this calculation, the numerator is our total debt on a consolidated basis (excluding obligations of bankruptcy-remote special-purpose entities) less the total debt of our Mortgage operations reporting segments on our Consolidated Balance Sheet (excluding obligations of bankruptcy-remote special-purpose entities). The denominator is our consolidated net worth less our Mortgage operations consolidated net worth and certain extensions of credit from us to our Mortgage operations. At December 31, 2010, the leverage ratio was 3.3:1. The following table summarizes the calculation of the leverage ratio covenant.

December 31, 2010 ($ in millions)	Ally	Less: Mortgage operations	Adjusted leverage metrics
Consolidated borrowed funds
Total debt	$94,120	$8,049	$86,071
Less
Obligations of bankruptcy-remote SPEs	(31,645)	(1,058)	(30,587)
Intersegment eliminations	—	(1,527)	1,527

Consolidated borrowed funds used for leverage ratio	$62,475	$5,464	$57,011

Consolidated net worth
Total equity	$20,489	$2,519	$17,970
Less
Intersegment credit extensions	(784)	—	(784)

Consolidated net worth used for leverage ratio	$19,705	$2,519	$17,186

Leverage ratio (a)			3.3

(a)	We remain subject to a leverage ratio as calculated prior to the formation of the June 2008 secured revolving credit facility but on significantly reduced debt balances relative to prior periods. At December 31, 2010, the leverage ratio as calculated based on that methodology was 3.0:1, which is based on a numerator of $62.5 billion and a denominator of $20.5 billion. This leverage ratio is based on consolidated Ally Financial Inc. information and does not exclude our Mortgage operations.

In addition to our syndicated revolving credit facilities, we also maintain various bilateral and multilateral credit facilities that fund our Automotive Finance operations. These are primarily private securitization facilities that fund a specific pool of assets. Many of the facilities have revolving commitments and allow for the funding of additional assets during the commitment period.

Facilities for Mortgage Operations — Secured

At December 31, 2010, we had capacity of $550 million to fund eligible mortgage servicing rights and capacity of $475 million to fund mortgage servicer advances. We also maintain an additional $600 million of committed capacity to fund mortgage loans.

Cash Flows

Net cash provided by operating activities was $11.6 billion for the year ended December 31, 2010, compared to net cash used in operating activities of $5.1 billion in 2009. During the year ended December 31, 2010, the net cash inflow from sales and repayments of mortgage and automobile loans held-for-sale exceeded cash outflow from new originations and purchases of such loans by $6.3 billion. During the year ended December 31, 2009, such activity resulted in cash outflow of $9.6 billion. The favorable increase was primarily due higher levels of automobile loans classified as held-for-investment rather than held-for-sale at origination during 2010.

Management’s Discussion and Analysis

Ally Financial Inc. • Form 10-K

Net cash used in investing activities was $7.6 billion for the year ended December 31, 2010, compared to net cash provided of $17.1 billion in 2009. Net cash flows from finance receivables and loans, including notes receivable from GM, decreased $29.5 billion for the year ended December 31, 2010, compared to 2009. The cash outflow to purchase available-for-sale investment securities, net of proceeds from sales and maturities, totaled $1.7 billion in 2010, compared to a net cash outflow of $6.5 billion in 2009.

Net cash used in financing activities for the year ended December 31, 2010, totaled $8.0 billion, compared to $11.0 billion in 2009. New equity issuances decreased $10.0 billion because no such issuances were made during 2010. Proceeds from issuance of long-term debt increased $8.3 billion during the year ended December 31, 2010, while cash used to repay debt decreased $12.0 billion. Cash provided by deposits was $6.6 billion for the year ended December 31, 2010, compared to $10.7 billion for the year ended December 31, 2009.

Regulatory Capital

Refer to Note 22 to the Notes to Consolidated Financial Statements.

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

Rating agency	Commercial paper	Senior debt	Outlook	Date of last action
Fitch	B	BB	Stable	February 2, 2011 (a)
Moody’s	Not-Prime	B1	Stable	February 7, 2011 (b)
S&P	C	B	Stable	January 27, 2010 (c)
DBRS	R-4	BB-Low	Positive	February 4, 2011 (d)

(a)	Fitch upgraded our senior debt rating to BB from B, affirmed the commercial paper rating of B, and changed the outlook to Stable on February 2, 2011.
(b)	Moody’s upgraded our senior debt rating to B1 from B3, affirmed the commercial paper rating of Not-Prime, and affirmed the outlook of Stable on February 7, 2011.
(c)	Standard & Poor’s upgraded our senior debt rating to B from CCC, affirmed the commercial paper rating of C, and changed the outlook to Stable on January 27, 2010.
(d)	DBRS affirmed our senior debt rating of BB-Low, affirmed the commercial paper rating of R-4, and changed the outlook to Positive on February 4, 2011.

Management’s Discussion and Analysis

Ally Financial Inc. • Form 10-K

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

Off-balance Sheet Arrangements

Refer to Note 11 to the Consolidated Financial Statements.

Securitization

As part of our ongoing operations and overall funding and liquidity strategy, we primarily securitize consumer automobile finance retail contracts, wholesale loans, automobile leases, and mortgage loans. Securitization of assets allows us to diversify funding sources by enabling us to convert assets into cash earlier than what would have occurred in the normal course of business and to support the core activities of our Global Automotive Services and Mortgage operations relative to originating and purchasing finance receivables and loans. Termination of our securitization activities would reduce funding sources for both our Global Automotive Services and Mortgage operations, adversely affecting our operating results.

Information regarding our securitization activities is further described in Note 11 to the Consolidated Financial Statements. As part of these activities, assets are generally sold to securitization entities. These securitization entities are separate legal entities that assume the risk and reward of ownership of the receivables. Neither we nor those subsidiaries are responsible for the other entities’ debts, and the assets of the subsidiaries are not available to satisfy our claim or those of our creditors. In turn, the securitization entities establish separate trusts to which they transfer the assets in exchange for the proceeds from the sale of asset- or mortgage-backed securities issued by the trust. The trusts’ activities are generally limited to acquiring the assets, issuing asset- or mortgage-backed securities, making payments on the securities, and periodically reporting to the investors. We may account for the transfer of assets as a sale if we either do not hold a significant variable interest or do not provide servicing or asset management functions for the financial assets held by the securitization entity.

Certain of our securitization transactions, while similar in legal structure to the transaction described in the foregoing do not meet the required criteria to be accounted for as off-balance sheet arrangements; therefore, they are accounted for as secured financings. As secured financings, the underlying automobile finance retail contracts, wholesale loans, automobile leases, or mortgage loans remain on our Consolidated Balance Sheet with the corresponding obligation (consisting of the beneficial interests issued by the securitization entity) reflected as debt. We recognize interest income on the finance receivables, automobile leases and loans, and interest expense on the beneficial interests issued by the securitization entity; and we provide for loan losses on the finance receivables and loans as incurred or adjust to fair value for fair value-elected loans. At December 31, 2010 and 2009, $67.2 billion and $81.1 billion of our total assets, respectively, were related to secured financings. Refer to Note 17 to the Consolidated Financial Statements for further discussion.

The decrease in the amount of finance receivables and loans carried in off-balance sheet facilities reflects our decreased use of private-label mortgage securitization transactions, the amortization of the existing transactions, and the implementation of ASU 2009-17, which was effective on January 1, 2010, and required us to bring certain of our off-balance sheet securitizations onto the balance sheet at that date. See Note 1 to the Consolidated Financial Statements for additional information.

As part of our securitization activities, we typically agree to service the transferred assets for a fee, and we may earn other related ongoing income. The amount of the fees earned is disclosed in Note 12 to the Consolidated Financial Statements. We may also retain a portion of senior and subordinated interests issued by the trusts; these interests are reported as trading securities, investment securities, or other assets on our Consolidated Balance Sheet and are disclosed in Notes 6, 7, and 14 to the Consolidated Financial Statements. For secured financings, retained interests are not recognized as a separate asset on our Consolidated Balance Sheet. Subordinate interests typically provide credit support to the more highly rated senior interest in a securitization transaction and may be subject to all or a portion of the first loss position related to the sold assets.

Management’s Discussion and Analysis

Ally Financial Inc. • Form 10-K

The FDIC, which regulates Ally Bank, promulgated a new safe harbor regulation for securitizations by banks which took effect on January 1, 2011. Compliance with this regulation requires the sponsoring bank to retain either five percent of each class of beneficial interests issued in the securitization or a representative sample of similar financial assets equal to five percent of the securitized financial assets. The retained interests or assets must be held for the life of the securitization and may not be sold, pledged or hedged, except that interest rate and currency hedging is permitted. This risk retention requirement adversely affects the efficiency of securitizations, because it reduces the amount of funds that can be raised against a given pool of financial assets.

We sometimes use derivative financial instruments to facilitate securitization activities, as further described in Note 23 to the Consolidated Financial Statements.

Our economic exposure related to the securitization trusts is generally limited to cash reserves, our other interests retained in financial asset sales, and our customary representation and warranty provisions described in Note 11 to the Consolidated Financial Statements. The trusts have a limited life and generally terminate upon final distribution of amounts owed to investors or upon exercise by us, as servicer of a cleanup call option, when the servicing of the sold contracts becomes burdensome. In addition, the trusts do not invest in our equity or in the equity of any of our affiliates.

Purchase Obligations

Certain of the structures related to whole-loan sales, securitization transactions, and other off-balance sheet activities contain provisions that are standard in the whole-loan sale and securitization markets where we may (or, in certain limited circumstances, are obligated to) purchase specific assets from entities. Our obligations are as follows.

Loan Repurchases and Obligations Related to Loan Sales

Overview — Our Mortgage operations sell loans that take the form of securitizations guaranteed by the GSEs and to whole-loan investors. We have issued private-label mortgage-backed securities infrequently since 2007. In prior years our volume of private-label securitization issuances were considerably larger and they included securitized loans where monolines have insured the related bonds. We have settled with both Fannie Mae and Freddie Mac, limiting our remaining exposure with the GSEs. In connection with securitizations and loan sales, investors are provided various representations and warranties related to the loans sold. The specific representations and warranties vary among different transactions and investors but typically relate to, among other things, the ownership of the loan, the validity of the lien securing the loan, the loan’s compliance with the criteria for inclusion in the transaction including compliance with underwriting standards or loan criteria established by the buyer, the ability to deliver required documentation and compliance with applicable laws. In general, the representations and warranties described above may be enforced at any time unless a sunset provision is in place. ResCap assumes all of the customary representation and warranty obligations for loans purchased from Ally Bank and subsequently sold into the secondary market, generally through securitizations guaranteed by the GSEs. In the event ResCap fails to meet these obligations, Ally Financial Inc. has provided Ally Bank a guaranteed coverage of liability. Upon a breach of a representation, the breach is corrected in a manner conforming to the provisions of the sale agreement. This may require us either to repurchase the loan or indemnify the investor for incurred losses.

Originations — We believe our exposure to representation and warranty claims is most significant for loans sold between 2004 through 2008, specifically the 2006 and 2007 vintages, which were originated and sold prior to enhanced underwriting standards and risk-mitigation actions implemented in 2008 and forward including product offerings, which are more conservative. Since 2009, we have focused primarily on prime conforming and government-insured residential mortgages in the United States and high-quality government-insured residential mortgages in Canada. In addition, we ceased offering interest-only jumbo mortgages in 2010. Our representation and warranty risk-mitigation strategies include, but are not limited to, pursuing settlements with investors where economically beneficial in order to resolve a pipeline of demands in lieu of loan by loan assessments that could result in us repurchasing loans, aggressively contesting claims we do not consider valid (rescinding claims), or actively seeking recourse against correspondent lenders from whom we purchased loans.

Management’s Discussion and Analysis

Ally Financial Inc. • Form 10-K

The following table summarizes loans sold with contractual representation and warranty obligations by counterparty (original unpaid principal balance).

Year ended December 31, ($ in billions)	2010	2009	2008	2007	2006	2005	2004
GSEs
Fannie Mae and Freddie Mac	$51.0	$29.9	$37.2	$47.1	$46.1	$47.9	$44.2
Ginnie Mae	16.2	24.9	12.5	3.2	3.6	4.2	4.8
Nonagency
Insured (monolines)	—	—	—	6.5	10.7	10.4	15.1
Uninsured	—	—	—	29.1	63.6	53.5	35.9
Other	1.6	0.1	2.2	8.2	23.9	17.4	10.9

Total sales	$68.8	$54.9	$51.9	$94.1	$147.9	$133.4	$110.9

Repurchase Process — As soon as practical, after receiving a claim under representation and warranty obligations, we evaluate the request and take appropriate action. Historically, repurchase demands were related to loans that became delinquent within the first few years following origination and varied by investor. As a result of market developments over the past several years, repurchase demand behavior has changed significantly. Direct investors, GSEs, and whole-loan investors are more likely to submit claims for loans that become delinquent at any time while a loan is outstanding or when a loan incurs a loss. Actual incurred losses more significantly drive monoline investor behavior, which can significantly extend the period over which claims are likely to be presented. This occurs because insurance claims paid by the monolines are not required until over-collateralization is depleted, and the monolines are not incented to request loan repurchases until they have paid the insurance claims. Representation and warranty claims are generally reviewed on a loan by loan basis to validate if there has been a breach requiring a potential repurchase or indemnification payment. We actively contest claims to the extent we do not consider them valid. We are not required to either repurchase the loan or provide an indemnification payment where claims are not valid.

During the year ended December 31, 2010, we experienced a decrease in new claims compared to 2009, in part due to settlements with key counterparties. In addition, the level of unresolved repurchase demands also decreased throughout 2010 as a result of our focus on reaching economically beneficial settlements versus loan by loan assessments. The following table presents new claims by vintage (original unpaid principal balance).

Year ended December, 31 ($ in millions)	2010	2009
2004 and prior period	$46	$44
2005	58	80
2006	235	504
2007	461	657
2008	255	176
Post 2008	60	16
Unspecified	4	3

Total claims	$1,119	$1,480

We seek to manage the risk of repurchase and the associated credit exposure through our underwriting and quality assurance practices and by servicing mortgage loans to meet investor standards. We believe that, in general, the longer a loan performs prior to default the less likely it is that an alleged breach of representation and warranty will have a material impact on the loan’s performance. When we do repurchase loans, we bear the subsequent credit loss on the loans. Repurchased loans are classified as held-for-sale and initially recorded at fair value. While investors’ repurchase and demand behavior has changed given the recent market conditions, we continue to maintain constructive relationships with the GSEs and other investors.

Refer to Note 30 to the Consolidated Financial Statements for additional information related to representation and warranties.

Management’s Discussion and Analysis

Ally Financial Inc. • Form 10-K

The following table summarizes the unpaid principal balance and accrued interest on mortgage loans repurchased under representation and warranty obligations.

Year ended December 31, ($ in millions)	2010	2009
GSEs	$389	$343
Monolines	13	30
Other	82	83

Total loan repurchases	$484	$456

The following table summarizes indemnification payments associated with representation and warranty obligations.

Year ended December 31, ($ in millions)	2010	2009
GSEs	$228	$123
Monolines	27	14
Other	11	23

Total indemnification payments	$266	$160

The following table presents the unpaid principal balance and number of loans related to unresolved repurchases.

	2010		2009
December 31, ($ in millions)	No. of loans	Dollar amount of loans	No. of loans	Dollar amount of loans
GSEs	833	$170	1,360	$296
Monolines	8,206	661	7,197	553
Other	392	88	668	70

Total unpaid principal balance (a)	9,431	$919	9,225	$919

(a)	Includes claims that we have requested to be rescinded but which have not yet been confirmed by the counterparty. This amount is gross of any loans that would be removed due to the Fannie Mae settlement. Management estimates $30 million of outstanding claims would be covered under the settlement agreement.

Representation and Warranty Obligation Reserve Methodology — The reserve for representation and warranty obligations reflects management’s best estimate of probable lifetime loss. We consider historical and recent demand trends in establishing the reserve. The methodology used to estimate the reserve considers a variety of assumptions including borrower performance (both actual and estimated future defaults), repurchase demand behavior, historical loan defect experience, and historical and estimated future loss experience, which includes projections of future home price changes as well as other qualitative factors including investor behavior. In cases where we do not have or have limited current or historical demand experience with an investor, it is difficult to predict and estimate the level and timing of any potential future demands. As such, losses cannot currently be reasonably estimated and a liability is not recognized. Management monitors the adequacy of the overall reserve and makes adjustments to the level of reserve, as necessary, after consideration of other qualitative factors including ongoing dialogue with counterparties.

At the time a loan is sold, an estimate of the fair value of the liability is recorded and classified in accrued expenses and other liabilities on our Consolidated Balance Sheet and recorded as a component of gain (loss) on mortgage and automotive loans, net, in our Consolidated Statement of Income. We recognize changes in the reserve when additional relevant information becomes available. Changes in the liability are recorded as other operating expenses in our Consolidated Statement of Income. The repurchase reserve at December 31, 2010, primarily represents exposure not related to the GSEs.

Government-sponsored Enterprises — Between 2004 and 2008, we sold $250.8 billion of loans. Each GSE has specific guidelines and criteria for sellers and servicers of loans underlying their securities. In addition, the risk of credit loss of the loan sold was generally transferred to investors upon sale of the securities into the secondary market. Conventional

Management’s Discussion and Analysis

Ally Financial Inc. • Form 10-K

conforming loans were sold to either Freddie Mac or Fannie Mae, and government-insured loans were securitized with Ginnie Mae. For the year ended December 31, 2010, we have received $842 million in repurchase claims of which $784 million are associated with the 2004 through 2008 vintages of loans sold to the GSEs. We resolved $968 million claims, including $756 million in either settlements, repurchases, or indemnification payments and $212 million related to rescinded claims. Our representation and warranty obligation liability with respect to the GSEs takes into account the existing unresolved claims and our best estimate of future claims we might receive. We consider our experiences with each GSE in evaluating our liability. During 2010, we reached agreements with Freddie Mac and Fannie Mae which resolve material repurchase obligations with each counterparty.

In March 2010, certain of our mortgage subsidiaries entered into an agreement with Freddie Mac under which we made a one-time payment to Freddie Mac for the release of repurchase obligations relating to most of the mortgage loans sold to Freddie Mac prior to January 1, 2009. The agreement does not cover any violation of servicing obligations related to any failure to comply with any requirements of law applicable to foreclosing on property serving as collateral for any applicable mortgage loan. This agreement does not release any of our obligations with respect to loans where our subsidiary, Ally Bank, is the owner of the servicing.

On December 23, 2010, certain of our mortgage subsidiaries entered into an agreement with Fannie Mae under which we made a one-time payment to Fannie Mae for the release of repurchase obligations, including private-label securitization exposure, related to most of the mortgage loans we sold to Fannie Mae prior to June 30, 2010. We continue to be responsible for other contractual obligations we have with Fannie Mae, including all indemnification obligations that may arise in connection with the servicing of the mortgages. The agreement does not cover any violation of servicing obligations related to any failure to comply with any requirements of law applicable to foreclosing on property serving as collateral for any applicable mortgage loan. This agreement does not release any of our obligations with respect to loans where our subsidiary, Ally Bank, is the owner of the servicing. Refer to Exhibit 10.9 for additional information.

The Federal Housing Finance Agency (the FHFA), as conservator of Fannie Mae and Freddie Mac, announced on July 12, 2010, that it issued 64 subpoenas to various entities seeking documents related to private-label mortgage-backed securities in which Fannie Mae and Freddie Mac had invested. Certain of these subpoenas were directed at our mortgage subsidiaries. In connection with the agreement reached with Fannie Mae, the FHFA has agreed to withdraw those subpoenas that relate to Fannie Mae while the subpoenas that relate to Freddie Mac remain open.

The following table summarizes the changes in our unpaid principal balance related to unresolved repurchase demands on our GSE exposure.

Year ended December 31, ($ in millions)	2010	2009
Balance at January 1,	$296	$146
New claims	842	699
Realized losses (a)	(756)	(419)
Rescinded claims	(212)	(130)

Balance December 31,	$170	$296

(a)	Losses include settlements, repurchases, and indemnification payments.

Whole-loan Sales — In addition to the settlements with the GSEs noted earlier, we have settled with several whole-loan investors concerning alleged breaches of underwriting standards. For the year ended December 31, 2010, we have received $126 million in repurchase claims of which $120 million are associated with the 2004 through 2008 vintages of loans sold to whole-loan investors. We resolved $108 million of claims, including $44 million in either settlements, repurchases, or indemnification payments and $64 million related to rescinded claims.

Management’s Discussion and Analysis

Ally Financial Inc. • Form 10-K

The following table summarizes the changes in our unpaid principal balance related to unresolved repurchase demands on our whole-loan exposure.

Year ended December 31, ($ in millions)	2010	2009
Balance at January 1,	$70	$146
New claims	126	103
Realized losses (a)	(44)	(118)
Rescinded claims	(64)	(61)

Balance December 31,	$88	$70

(a)	Losses include settlements, repurchases, and indemnification payments.

Monoline Insurers — Historically, our Mortgage operations have securitized whole loans where the monolines have insured all or some of the related bonds and have guaranteed the timely repayment of bond principal and interest when an issuer defaults. Overall, the representation and warranty obligations to monoline insurers are not as stringent as those to the GSEs and impose a higher burden of proof on the insurer. Typically, any alleged breach requires the insurer to have both the ability to assert a claim as well as evidence that a defect has had a material adverse effect on the interest of the security holders or the insurer. For the period 2004 through 2008, we sold $42.7 billion of loans into these monoline-wrapped securitizations. For the year ended December 31, 2010, we have received $151 million in repurchase claims from the monolines associated with the 2004 through 2008 securitizations. We have resolved $43 million of the claims, including $36 million of indemnification payments and $7 million related to rescinded claims.

Unlike the repurchase protocols and experience established with the GSEs, experience with monolines has not been as predictable. A significant portion of the outstanding unresolved monoline repurchase claims are with one insurer, with whom we are currently in litigation.

The following table summarizes the changes in our unpaid principal balance related to unresolved repurchase demands on our monoline exposure.

Year ended December 31, ($ in millions)	2010	2009
Balance at January 1,	$553	$263
New claims	151	305
Realized losses (a)	(36)	2
Rescinded claims	(7)	(17)

Balance December 31,	$661	$553

(a)	Losses include settlements, repurchases, and indemnification payments.

Private-label Securitization — Historically, our Mortgage operations were very active in the securitization market selling whole loans into special-purpose entities and selling these private-label mortgage-backed securities to investors.

The following table summarizes the unpaid principal balance (UPB) of our private-label securitization activity by product type and current UPB for securitizations completed during 2004 through 2007. We have issued private-label mortgage-backed securities infrequently since 2007.

December 31, 2010 ($ in billions)	Original UPB (a)	Current UPB
Prime Jumbo (RFMSI)	$21.7	$10.0
Alt-A (RALI)	66.7	30.7
Scratch and dent and other (RAMP)	51.8	13.8
Subprime (RASC)	36.8	9.0
Second-lien (RFMSII)	0.9	0.3
GMACM I	4.1	1.2

Total	$182.0	$65.0

(a)	Excludes $42.7 billion of monoline transactions of which the majority were from the RAMP or RFMSII platforms.

Management’s Discussion and Analysis

Ally Financial Inc. • Form 10-K

In general, representations and warranties provided as part of our securitization activities are less rigorous than those provided to the GSEs and generally impose higher burdens on investors seeking repurchase. In order to successfully assert a claim an investor must prove a breach of the representations and warranties that materially and adversely affects the interest of all investors. Securitization documents typically provide the investors with a right to request that the trustee investigate and initiate a repurchase claim. However, a class of investors generally are required to coordinate with other investors in that class comprising not less than 25% of the voting rights in securities for that class issued by the trust to pursue claims for breach of representations and warranties. In addition, our private-label securitizations generally require that the servicer or trustee give notice to the other parties whenever it becomes aware of facts or circumstances that reveal a breach of representation that materially and adversely affects the interest of the certificate holders. If, for example, we as servicer became aware of such facts and circumstances, we would typically be required to initiate a repurchase at that time. The GSEs were among the purchasers of securities in our private-label securitizations. As such, they are covered by the same representations and warranties as other investors. Refer to Exhibit 10.9 for additional information.

Regarding our securitization activities, we have exposure to potential loss primarily through two avenues. First, investors may request that we repurchase loans or make the investor whole for losses incurred if it is determined that we violated representations and warranties made at the time of the sale. Contractual representations and warranties are different based on the specific deal structure and investor. Second, investors in securitizations may attempt to achieve rescission of their investments or damages through litigation by claiming that the applicable offering documents were materially deficient. If an investor properly made and proved its allegations, the investor might attempt to claim that damages could include loss of market value on the investment even if there were little or no credit loss in the underlying loans. We have a limited amount of repurchase experience with these investors, and therefore it is not currently possible to estimate future repurchase obligations and any related loss or range of loss.

Guarantees

Guarantees are defined as contracts or indemnification agreements that contingently require us to make payments to third parties based on changes in an underlying agreement that is related to a guaranteed party. Our guarantees include standby letters of credit and certain contract provisions regarding securitizations and sales. Refer to Note 30 to the Consolidated Financial Statements for more information regarding our outstanding guarantees to third parties.

Aggregate Contractual Obligations

The following table provides aggregated information about our outstanding contractual obligations disclosed elsewhere in our Consolidated Financial Statements.

	Payments due by period
December 31, 2010 ($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Description of obligation
Long-term debt
Total (a)	$89,334	$23,131	$32,484	$11,459	$22,260
Scheduled interest payments for fixed-rate long-term debt	29,627	3,582	5,710	4,248	16,087
Estimated interest payments for variable-rate long-term debt (b)	535	248	244	42	1
Estimated net payments under interest rate swap agreements (b)	287	—	—	24	263
Originate/purchase mortgages or securities	7,735	7,545	—	—	190
Commitments to provide capital to investees	76	40	—	2	34
Home equity lines of credit	2,749	104	761	637	1,247
Lending commitments	3,419	1,871	720	810	18
Lease commitments	356	85	121	90	60
Purchase obligations	818	291	324	194	9
Bank certificates of deposit	26,118	12,842	9,386	3,890	—

Total	$161,054	$49,739	$49,750	$21,396	$40,169

(a)	Total amount reflects the remaining principal obligation and excludes original issue discount of $3.2 billion related to the December 2008 bond exchange and fair value adjustments of $447 million related to fixed-rate debt designated as a hedged item.
(b)	Estimate utilized a forecasted variable interest model, when available, or the applicable variable interest rate as of the most recent reset date prior to December 31, 2010.

Management’s Discussion and Analysis

Ally Financial Inc. • Form 10-K

The foregoing table does not include our reserves for insurance losses and loss adjustment expenses, which total $862 million at December 31, 2010. While payments due on insurance losses are considered contractual obligations because they related to insurance policies issued by us, the ultimate amount to be paid and the timing of payment for an insurance loss is an estimate subject to significant uncertainty. Furthermore, the timing on payment is also uncertain; however, the majority of the balance is expected to be paid out in less than five years. Similarly, due to uncertainty in the timing of future cash flows related to our unrecognized tax benefits, the contractual obligations detailed above do not include $214 million in unrecognized tax benefits.

The following provides a description of the items summarized in the preceding table of contractual obligations.

Long-term Debt

Amounts represent the scheduled maturity of long-term debt at December 31, 2010, assuming that no early redemptions occur. The maturity of secured debt may vary based on the payment activity of the related secured assets. Debt issuances redeemable at or above par during the callable period are presented by stated maturity date. The amounts presented are before the effect of any unamortized discount or fair value adjustment. Refer to Note 16 and Note 17 to the Consolidated Financial Statements for additional information on our debt obligations.

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

Lending Commitments

Our Automotive Finance operations, Mortgage operations, and Commercial Finance Group have outstanding revolving lending commitments with customers. The amounts presented represent the unused portion of those commitments at December 31, 2010. Refer to Note 30 to the Consolidated Financial Statements for additional information.

Lease Commitments

We have obligations under various operating lease arrangements (primarily for real property) with noncancelable lease terms that expire after December 31, 2010. Refer to Note 30 to the Consolidated Financial Statements for additional information.

Purchase Obligations

We enter into multiple contractual arrangements for various services. The arrangements represent fixed payment obligations under our most significant contracts and primarily relate to contracts with information technology providers. Refer to Note 30 to the Consolidated Financial Statements for additional information.

Bank Certificates of Deposit

Refer to Note 15 to the Consolidated Financial Statements for additional information.

Management’s Discussion and Analysis

Ally Financial Inc. • Form 10-K

Critical Accounting Estimates

Accounting policies are integral to understanding our Management’s Discussion and Analysis of Financial Condition and Results of Operations. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP) requires management to make certain judgments and assumptions, on the basis of information available at the time of the financial statements, in determining accounting estimates used in the preparation of these statements. Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements; critical accounting estimates are described in this section. An accounting estimate is considered critical if the estimate requires management to make assumptions about matters that were highly uncertain at the time the accounting estimate was made. If actual results differ our judgments and assumptions it may have an adverse impact on the results of operations and cash flows. Our management has discussed the development, selection, and disclosure of these critical accounting estimates with the Audit Committee of the Board, and the Audit Committee has reviewed our disclosure relating to these estimates.

Fair Value Measurements

We use fair value measurements to record fair value adjustments to certain instruments and to determine fair value disclosures. Refer to Note 27 to the Consolidated Financial Statements for description of valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models, and significant assumptions utilized. We follow the fair value hierarchy set forth in Note 27 to the Consolidated Financial Statements in order to prioritize the inputs utilized to measure fair value. We review and modify, as necessary, our fair value hierarchy classifications on a quarterly basis. As such, there may be reclassifications between hierarchy levels.

The following table summarizes assets and liabilities measured at fair value and the amounts measured using Level 3 inputs. The table includes recurring and nonrecurring measurements.

Year ended December 31, ($ in millions)	2010	2009
Assets at fair value	$33,001	$34,730
As a percentage of total assets	19%	20%
Liabilities at fair value	$4,832	$3,189
As a percentage of total liabilities	3%	2%
Assets at fair value using Level 3 inputs	$6,969	$13,672
As a percentage of assets at fair value	21%	39%
Liabilities at fair value using Level 3 inputs	$1,090	$1,626
As a percentage of liabilities at fair value	23%	51%

Level 3 assets declined by $6.6 billion primarily due to the $4.6 billion decline in loans held-for-sale measured at fair value on a nonrecurring basis at December 31, 2010, compared to December 31, 2009. During 2009, we reclassified mortgage loans with an unpaid principal balance of $8.5 billion from finance receivables and loans, net, to loans held-for-sale, net. Upon reclassification, we recognized a $3.4 billion valuation loss when we adjusted these loans to fair value on a nonrecurring basis, which established their new cost basis for 2010. Also contributing to the decline in Level 3 assets were fewer nonrecurring fair value measurements related to our commercial finance receivables and loans and a decline in trading securities because ASU 2009-17 eliminated certain retained interests we had held. Finally, the decline in Level 3 assets was also attributable to deconsolidation of consumer finance receivables and loans, net, which we elected to measure at fair value under the fair value option election. As the value of these assets declined, the value of the related on-balance sheet securitization debt also declined, which we also elected to measure the fair value under the fair value option election. The decline in fair value of on-balance sheet securitization debt and derivative liabilities caused the Level 3 liabilities to decline at December 31, 2010, compared to December 31, 2009.

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

Management’s Discussion and Analysis

Ally Financial Inc. • Form 10-K

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

Allowance for Loan Losses

We maintain an allowance for loan losses (the allowance) to absorb probable loan credit losses inherent in the held-for-investment portfolio, excluding those measured at fair value in accordance with applicable accounting standards. The allowance is maintained at a level that management considers to be adequate based upon ongoing quarterly assessments and evaluations of collectability and historical loss experience in our lending portfolio. The allowance is management’s estimate of incurred losses in our lending portfolio and involves significant judgment. Management performs quarterly analysis of these portfolios to determine if impairment has occurred and to assess the adequacy of the allowance based on historical and current trends and other factors affecting credit losses. Additions to the allowance are charged to current period earnings through the provision for loan losses; amounts determined to be uncollectible are charged directly against the allowance, while amounts recovered on previously charged-off accounts increase the allowance. Determining the appropriateness of the allowance requires management to exercise significant judgment about matters that are inherently uncertain, including the timing, frequency, and severity of credit losses that could materially affect the provision for loan losses and, therefore, net income. The methodology for determining the amount of the allowance differs between the consumer automobile, consumer mortgage, and commercial portfolio segments. For additional information regarding our portfolio segments and classes, refer to Note 9 to the Consolidated Financial Statements. While we attribute portions of the allowance across our lending portfolios, the entire allowance is available to absorb probable loan losses inherent in our total lending portfolio.

The consumer portfolio segments consist of smaller-balance, homogeneous loans. Excluding certain loans that are identified as individually impaired, the allowance for each consumer portfolio segment (automobile and mortgage) is evaluated collectively. The allowance is based on aggregated portfolio segment evaluations that begin with estimates of incurred losses in each portfolio segment based on various statistical analyses. We leverage proprietary statistical models, including vintage and migration analyses, based on recent loss trends, to develop a systematic incurred loss reserve. These statistical loss forecasting models are utilized to estimate incurred losses and consider several credit quality indicators including, but not limited to, historical loss experience, estimated foreclosures or defaults based on observable trends, delinquencies, and general economic and business trends. Management believes these factors are relevant to estimate incurred losses and are updated on a quarterly basis in order to incorporate information reflective of the current economic environment, as changes in these assumptions could have a significant impact. In order to develop our best estimate of probable incurred losses inherent in the loan portfolio, management reviews and analyzes the output from the models and may adjust the reserves to take into consideration environmental, qualitative and other factors that may not be captured in the models. These adjustments are documented and reviewed through our risk management processes. Management reviews, updates, and validates its systematic process and loss assumptions on a periodic basis. This process involves an analysis of loss information, such as a review of loss and credit trends, a retrospective evaluation of actual loss information to loss forecasts, and other analyses.

The commercial loan portfolio segment is primarily composed of larger-balance, nonhomogeneous exposures within our Automotive Finance operations, Commercial Finance Group, and Mortgage operations. These loans are primarily evaluated individually and are risk-rated based on borrower, collateral, and industry-specific information that management believes is relevant in determining the occurrence of a loss event and measuring impairment. A loan is considered impaired when it is

Management’s Discussion and Analysis

Ally Financial Inc. • Form 10-K

probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement based on current information and events. Management establishes specific allowances for commercial loans determined to be individually impaired based on the present value of expected future cash flows, discounted at the loans’ effective interest rate, observable market price or the fair value of collateral, whichever is determined to be the most appropriate. Estimated costs to sell or realize the value of the collateral on a discounted basis are included in the impairment measurement, when appropriate. In addition to the specific allowances for impaired loans, nonimpaired loans are grouped into pools based on similar risk characteristics and collectively evaluated. These allowances are based on historical loss experience, concentrations, current economic conditions, and performance trends within specific geographic locations. The commercial historical loss experience is updated quarterly to incorporate the most recent data reflective of the current economic environment.

The determination of the allowance is influenced by numerous assumptions and many factors that may materially affect estimates of loss, including volatility of loss given default, probability of default, and rating migration. The critical assumptions underlying the allowance include: (1) segmentation of each portfolio based on common risk characteristics; (2) identification and estimation of portfolio indicators and other factors that management believes are key to estimating incurred credit losses; and (3) evaluation by management of borrower, collateral, and geographic information. Management monitors the adequacy of the allowance and makes adjustments as the assumptions in the underlying analyses change to reflect an estimate of incurred loan losses at the reporting date, based on the best information available at that time. In addition, the allowance related to the commercial portfolio segment is influenced by estimated recoveries from automotive manufacturers relative to guarantees or agreements with them to repurchase vehicles used as collateral to secure the loans. If an automotive manufacturer is unable to fully honor its obligations, our ultimate loan losses could be higher. To the extent that actual outcomes differ from our estimates, additional provision for credit losses may be required that would reduce earnings.

Valuation of Automobile Lease Assets, Residuals and Allowance for Lease Losses

We have significant investments in vehicles in our operating lease portfolio. In accounting for operating leases, management must make a determination at the beginning of the lease contract of the estimated realizable value (i.e., residual value) of the vehicle at the end of the lease. Residual value represents an estimate of the market value of the vehicle at the end of the lease term, which typically ranges from two to four years. Historically, we established residual values by using independently published residual values. Since re-entry into the lease market in August 2009, we established risk adjusted residual values based on independently published residuals. Risk adjustments are determined at lease inception and are based on current auction results adjusted for key variables that historically have shown an impact on auction values (as further described in the Lease Residual Risk discussion in the Risk Management section of this MD&A). The customer is obligated to make payments during the term of the lease for the difference between the purchase price and the contract residual value. However, since the customer is not obligated to purchase the vehicle at the end of the contract, we are exposed to a risk of loss to the extent the value of the vehicle is below the residual value estimated at contract inception. Management periodically performs a detailed review of the estimated realizable value of leased vehicles to assess the appropriateness of the carrying value of lease assets.

To account for residual risk, we depreciate automobile operating lease assets to estimated realizable value on a straight-line basis over the lease term. The estimated realizable value is initially based on the residual value established at contract inception. Over the life of the lease, management evaluates the adequacy of the estimate of the realizable value and may make adjustments to the extent the expected value of the vehicle at lease termination changes. Any adjustments would result in a change in the depreciation rate of the lease asset, thereby affecting the carrying value of the operating lease asset. Overall business conditions (including the used vehicle markets), our remarketing abilities, and automotive manufacturer vehicle and marketing programs may cause management to adjust initial residual projections (as further described in the Lease Residual Risk Management discussion in the Risk Management section of this MD&A).

In addition to estimating the residual value at lease termination, we must also evaluate the current value of the operating lease assets and test for impairment to the extent necessary in accordance with applicable accounting standards. Impairment is determined to exist if the undiscounted expected future cash flows (including the expected residual value) are lower than the carrying value of the asset. Certain triggering events necessitated impairment reviews in the second, third, and fourth quarters of 2008. There were no such impairment charges in 2010 or 2009. Refer to Note 10 for a discussion of the impairment charges recognized in 2008.

Management’s Discussion and Analysis

Ally Financial Inc. • Form 10-K

Our depreciation methodology on operating lease assets considers management’s expectation of the value of the vehicles upon lease termination, which is based on numerous assumptions and factors influencing used vehicle values. The critical assumptions underlying the estimated carrying value of automobile lease assets include: (1) estimated market value information obtained and used by management in estimating residual values, (2) proper identification and estimation of business conditions, (3) our remarketing abilities, and (4) automotive manufacturer vehicle and marketing programs. Changes in these assumptions could have a significant impact on the value of the lease residuals. Expected residual values include estimates of payments from GM related to residual support and risk-sharing agreements. To the extent GM is not able to fully honor its obligation relative to these agreements, our depreciation expense would be negatively impacted.

Valuation of Mortgage Servicing Rights

Mortgage servicing rights represent the capitalized value of the right to receive future cash flows from the servicing of mortgage loans for others. Mortgage servicing rights are a significant source of value derived from the sale or securitization of mortgage loans. They may also be purchased. Because residential mortgage loans typically contain a prepayment option, borrowers may often elect to prepay their mortgage loans by refinancing at lower rates during declining interest rate environments. When this occurs, the stream of cash flows generated from servicing the original mortgage loan is terminated. As such, the market value of mortgage servicing rights has historically been very sensitive to changes in interest rates and tends to decline as market interest rates decline and increase as interest rates rise.

We capitalize mortgage servicing rights on residential mortgage loans that we have originated and purchased based on the fair market value of the servicing rights associated with the underlying mortgage loans at the time the loans are sold or securitized. GAAP requires that the value of mortgage servicing rights be determined based on market transactions for comparable servicing assets, if available. In the absence of representative market trade information, valuations should be based on other available market evidence and modeled market expectations of the present value of future estimated net cash flows that market participants would expect from servicing. When observable prices are not available, management uses internally developed discounted cash flow models to estimate the fair value. These internal valuation models estimate net cash flows based on internal operating assumptions that we believe would be used by market participants, combined with market-based assumptions for loan prepayment rate, interest rates, default rates and discount rates that management believes approximate yields required by investors for these assets. Servicing cash flows primarily include servicing fees, escrow account income, ancillary income and late fees, less operating costs to service the loans. The estimated cash flows are discounted using an option-adjusted spread-derived discount rate. Management considers the best available information and exercises significant judgment in estimating and assuming values for key variables in the modeling and discounting process. All of our mortgage servicing rights are carried at estimated fair value.

We use the following key assumptions in our valuation approach.

•

Prepayment — The most significant drivers of mortgage servicing rights value are actual and forecasted portfolio prepayment behavior. Prepayment speeds represent the rate at which borrowers repay their mortgage loans prior to scheduled maturity. As interest rates rise, prepayment speeds generally slow, and as interest rates decline, prepayment speeds generally accelerate. When mortgage loans are paid or expected to be paid earlier than originally estimated, the expected future cash flows associated with servicing such loans are reduced. We primarily use third-party models to project residential mortgage loan payoffs. In other cases, we estimate prepayment speeds based on historical and expected future prepayment rates. We measure model performance by comparing prepayment predictions against actual results at both the portfolio and product level.

•	Discount rate — The cash flows of our mortgage servicing rights are discounted at prevailing market rates, which include an appropriate risk-adjusted spread.

•

Base mortgage rate — The base mortgage rate represents the current market interest rate for newly originated mortgage loans. This rate is a key component in estimating prepayment speeds of our portfolio because the difference between the current base mortgage rate and the interest rates on existing loans in our portfolio is an indication of the borrower’s likelihood to refinance.

Management’s Discussion and Analysis

Ally Financial Inc. • Form 10-K

•

Cost to service — In general, servicing cost assumptions are based on internally projected actual expenses directly related to servicing. These servicing cost assumptions are compared to market-servicing costs when market information is available. Our servicing cost assumptions include expenses associated with our activities related to loans in default.

•

Volatility — Volatility represents the expected rate of change of interest rates. The volatility assumption used in our valuation methodology is intended to estimate the range of expected outcomes of future interest rates. We use implied volatility assumptions in connection with the valuation of our mortgage servicing rights. Implied volatility is defined as the expected rate of change in interest rates derived from the prices at which options on interest rate swaps, or swaptions, are trading. We update our volatility assumptions for the change in implied swaptions volatility during the period, adjusted by the ratio of historical mortgage to swaption volatility.

We also periodically perform a series of reasonableness tests as we deem appropriate, including the following.

•

Review and compare data provided by an independent third-party broker. We evaluate and compare our fair value price, multiples and underlying assumptions to data provided by independent third-party broker.

•

Review and compare pricing of publicly traded interest-only securities. We evaluate and compare our fair value to publicly traded interest-only stripped mortgage-backed securities by age and coupon for reasonableness.

•	Review and compare fair value price/multiples. We evaluate and compare our fair value price/multiples to market fair value price/multiples quoted in external surveys produced by third parties.

•

Compare actual monthly cash flows to projections. We reconcile actual monthly cash flows to those projected in the mortgage servicing rights valuation. Based on the results of this reconciliation, we assess the need to modify the individual assumptions used in the valuation. This process ensures the model is calibrated to actual servicing cash flow results.

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

We generally expect our valuation to be within a reasonable range of that implied by these tests. Changes in these assumptions could have a significant impact on the determination of fair market value. In order to develop our best estimate of fair value, management reviews and analyzes the output from the models and may adjust the reserves to take into consideration other factors that may not be captured. If we determine our valuation has exceeded the reasonable range, we may adjust it accordingly.

The assumptions used in modeling expected future cash flows of mortgage servicing rights have a significant impact on the fair value of mortgage servicing rights and potentially a corresponding impact to earnings. Refer to Note 12 to the Consolidated Financial Statements for sensitivity analysis. At December 31, 2010, based on the market information obtained, we determined that our mortgage servicing rights valuations and assumptions used to value those servicing rights were reasonable and consistent with what an independent market participant would use to value the asset.

Goodwill

The accounting for goodwill is discussed in Note 14 to the Consolidated Financial Statements. Goodwill is reviewed for potential impairment at the reporting unit level on an annual basis, as of August 31, or in interim periods if events or circumstances indicate a potential impairment. Goodwill is allocated to the reporting units at the date the goodwill is initially recorded. Once goodwill has been allocated to the reporting units, it generally no longer retains its identification with a particular acquisition, but instead becomes identified with the reporting unit as a whole. As a result, all of the fair value of each reporting unit is available to support the value of goodwill allocated to the unit. Goodwill impairment testing is performed at the reporting unit level, one level below the business segment. For more information on our segments, refer to Note 28 to the Consolidated Financial Statements.

Management’s Discussion and Analysis

Ally Financial Inc. • Form 10-K

Goodwill impairment testing involves managements’ judgment, requiring an assessment of whether the carrying value of the reporting unit can be supported by the fair value of the individual reporting unit using widely accepted valuation techniques, such as the market approach (earnings, transaction, and/or pricing multiples) and discounted cash flow methods. In applying these methodologies we utilize a number of factors, including actual operating results, future business plans, economic projections, and market data. A combination of methodologies is used and weighted appropriately for each reporting unit. If actual results differ from these estimates, it may have an adverse impact on the valuation of goodwill that could result in a reduction of the excess over carrying value and possible impairment of goodwill. At December 31, 2010, we did not have material goodwill at our reporting units that is at risk of failing Step 1 of the goodwill impairment test.

Determination of Reserves for Insurance Losses and Loss Adjustment Expenses

Our Insurance operations include an array of insurance underwriting, including automotive service contracts and consumer products that create a liability for unpaid losses and loss adjustment expenses incurred (further described in the Insurance section of this MD&A). The reserve for insurance losses and loss adjustment expenses represents an estimate of our liability for the unpaid cost of insured events that have occurred as of a point in time but have not yet been paid. More specifically, it represents the accumulation of estimates for reported losses and an estimate for losses incurred, but not reported, including claims adjustment expenses at the end of any given accounting period.

Our Insurance operations’ claim personnel estimate reported losses based on individual case information or average payments for categories of claims. An estimate for current incurred, but not reported, claims is also recorded based on the actuarially determined expected loss ratio for a particular product, which also considers significant events that might change the expected loss ratio, such as severe weather events and the estimates for reported claims. These estimates of the reserves are reviewed regularly by product line management, by actuarial and accounting staffs, and ultimately, by senior management.

Our Insurance operations’ actuaries assess reserves for each business at the lowest meaningful level of homogeneous data in each type of insurance, such as general or product liability and automobile physical damage. The purpose of these assessments is to confirm the reasonableness of the reserves carried by each of the individual subsidiaries and product lines and, thereby, the Insurance operations’ overall carried reserves. The selection of an actuarial methodology is judgmental and depends on variables such as the type of insurance, its expected payout pattern, and the manner in which claims are processed. Special characteristics such as deductibles, reinsurance recoverable, or special policy provisions are also considered in the reserve estimation process. Estimates for salvage and subrogation recoverable are recognized at the time losses are incurred and netted against the provision for losses. Our reserves include a liability for the related costs that are expected to be incurred in connection with settling and paying the claim. These loss adjustment expenses are generally established as a percentage of loss reserves. Our reserve process considers the actuarially calculated reserves based on prior patterns of claim incurrence and payment and the degree of incremental volatility associated with the underlying risks for the types of insurance; it represents management’s best estimate of the ultimate liability. Since the reserves are based on estimates, the ultimate liability may be more or less than our reserves. Any necessary adjustments, which may be significant, are included in earnings in the period in which they are deemed necessary. These changes may be material to our results of operations and financial condition and could occur in a future period.

Our determination of the appropriate reserves for insurance losses and loss adjustment expenses for significant business components is based on numerous assumptions that vary based on the underlying business and related exposure.

•

Automotive service contracts — Automotive service contract losses in the United States and abroad are generally reported and settled quickly through dealership service departments resulting in a relatively small balance of outstanding claims at any point in time relative to the volume of claims processed annually. Mechanical service contract claims are primarily composed of parts and labor for repair or replacement of the affected components or systems. Changes in the cost of replacement parts and labor rates will affect the cost of settling claims. Considering the short time frame between a claim being incurred and paid, changes in key assumptions (e.g., part prices, labor rates) would have a minimal impact on the loss reserve as of a point in time. The loss reserve amount is influenced by the estimate of the lag between vehicles being repaired at dealerships and the claim being reported by the dealership.

Management’s Discussion and Analysis

Ally Financial Inc. • Form 10-K

•

Personal automobile — Automobile insurance losses are principally a function of the number of occurrences (e.g., accidents or thefts) and the severity (e.g., the ultimate cost of settling the claim) for each occurrence. The number of incidents is generally driven by the demographics and other indicators or predictors of loss experience of the insured customer base including geographic location, number of miles driven, age, sex, type and cost of vehicle, and types of coverage selected. The severity of each claim, within the limits of the insurance purchased, is generally random and settles to an average over a book of business, assuming a broad distribution of risks. Changes in the severity of claims have an impact on the reserves established at a point in time. Changes in bodily injury claim severity are driven primarily by inflation in the medical sector of the economy. Changes in automobile physical damage claim severity are caused primarily by inflation in automobile repair costs, automobile parts prices, and used car prices. However, changes in the level of the severity of claims paid may not necessarily match or track changes in the rate of inflation in these various sectors of the economy.

At December 31, 2010, we concluded that our insurance loss reserves were reasonable and appropriate based on the assumptions and data used in determining the estimate. However, because insurance liabilities are based on estimates, the actual claims ultimately paid may vary from the estimates.

Loan Repurchase and Obligations Related to Loan Sales

The liability for representation and warranty obligations reflects management’s best estimate of probable lifetime loss. We consider historic and recent demand trends in establishing the reserve. The methodology used to estimate the reserve considers a variety of assumptions including borrower performance (both actual and estimated future defaults), repurchase demand behavior, historic loan defect experience, historic and estimated future loss experience, which includes projections of future home price changes as well as other qualitative factors including investor behavior. In cases where we do not have or have limited current or historical demand experience with an investor, because of the inherent difficulty in predicting the level and timing of future demands, if any, losses cannot currently be reasonably estimated, and a liability is not recognized. Management monitors the adequacy of the overall reserve and makes adjustments to the level of reserve, as necessary, after consideration of other qualitative factors including ongoing dialogue with counterparties.

Determination of Provision for Income Taxes

As of June 30, 2009, we converted from an LLC to a Delaware corporation, thereby ceasing to be a pass-through entity for income tax purposes. As a result, we adjusted our deferred tax assets and liabilities to reflect the estimated future corporate effective tax rate. Our banking, insurance, and foreign subsidiaries were generally always corporations and continued to be subject to tax and provide for U.S. federal, state, and foreign income taxes.

Our income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid. We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.

Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise we consider all available positive and negative evidence including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, we begin with historical results adjusted for the results of discontinued operations and changes in accounting policies and incorporate assumptions including the amount of future state, federal and foreign pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss). For the years ended December 31, 2010 and 2009, we have concluded that the negative evidence is more objective and therefore outweighs the positive evidence, and therefore we have recorded total valuation allowances on net deferred tax assets of $2.0 billion and $2.5 billion, respectively. For additional information regarding our provision for income taxes, refer to Note 24 to the Consolidated Financial Statements.

Management’s Discussion and Analysis

Ally Financial Inc. • Form 10-K

Private Debt Exchange and Cash Tender Offers

In 2008, we commenced separate private exchange and cash tender offers to purchase and/or exchange certain of outstanding notes held by eligible holders for cash, newly issued notes of Ally, and in some cases preferred stock of a wholly owned Ally subsidiary. Refer to Note 17 to the Consolidated Financial Statements for further details.

In evaluating the accounting for the private debt exchange and cash tender offers (the Offers) in December 2008, management was required to make a determination as to whether the Offers should be accounted for as a troubled debt restructuring (TDR) or an extinguishment of Ally and ResCap debt. In concluding on the accounting, management evaluated applicable accounting guidance. The relevant accounting guidance required us to determine whether the exchanges of debt instruments should be accounted for as a TDR. A TDR results when it is determined, evaluating six factors considered to be indicators of whether a debtor is experiencing financial difficulties, that the debtor is experiencing financial difficulties and the creditors grant a concession; otherwise, such exchanges should be accounted for as an extinguishment or modification of debt. The assessment of this critical accounting estimate required management to apply a significant amount of judgment in evaluating the inputs, estimates, and internally generated forecast information to conclude on the accounting for the Offers.

One of these factors was whether we had the ability with entity-specific cash flows to service the contractual terms of existing debt agreements through maturity based on estimates and projections that only encompassed the current business capabilities. Our assessment considered internal analyses such as our short-term and long-term liquidity projections, net income forecasts, and runoff projections. These analyses were based on our consolidated financial condition and our comprehensive ability to service both Ally and ResCap obligations and were based only on our then current business capabilities and funding sources. In addition to our baseline projections, these analyses incorporated stressed scenarios reflecting continued deterioration of the credit markets, further GM financial distress, and significant curtailments of loans originations. Management assigned probability weights to each scenario to determine an overall risk-weighted projection of our ability to meet our consolidated obligations as they come due. These analyses indicated that we could service all Ally and ResCap obligations as they came due in the normal course of business.

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

Applying extinguishment accounting, we recognized a gain at the time of the exchange for the difference between the carrying value of the exchanged notes and the fair value of the newly issued securities. In accordance with applicable fair value accounting guidance related to Level 3 fair value measures, we performed various analyses with regard to the valuation of the newly issued instruments. Level 3 fair value measures are valuations that are derived primarily from unobservable inputs and rely heavily on management assessments, assumptions, and judgments. In determining the fair value of the newly issued instruments, we performed an internal analysis using trading levels on the trade date, December 29, 2008, of existing Ally unsecured debt, adjusted for the features of the new instruments. We also obtained bid-ask spreads from brokers attempting to make a market in the new instruments.

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

If management had concluded that TDR accounting was applicable, a significant portion of the $11.5 billion pretax gain, estimated to be $8.4 billion, would not have been recognized at the time of the exchange. A gain of $3.1 billion would have been recognized immediately, and an additional contractual discount of $3.0 billion would have been deferred and accreted as an offset to interest expense over the term of the newly issued bonds. Additionally, costs associated with the Offers would have been recognized immediately as an expense rather than deferred in the basis of the newly issued bonds.

Management’s Discussion and Analysis

Ally Financial Inc. • Form 10-K

The Offers were a significant component of our strategy to satisfy the condition for a minimum amount of regulatory capital in connection with our application to become a bank holding company. If the Offers had been accounted for as a TDR, regulatory capital would have been $8.4 billion lower, which may have affected the Federal Reserve’s consideration of our application.

Recently Issued Accounting Standards

Refer to Note 1 to the Consolidated Financial Statements for further information related to recently issued accounting standards.

Statistical Tables

The accompanying supplemental information should be read in conjunction with the more detailed information, including our Consolidated Financial Statements and the notes thereto, which appear elsewhere in this Annual Report.

Net Interest Margin Table

The following table presents an analysis of net interest margin excluding discontinued operations for the periods shown.

	2010			2009			Increase (decrease) due to (a)
Year ended December 31, ($ in millions)	Average balance (b)	Interest income/ interest expense	Yield/ rate	Average balance (b)	Interest income/ interest expense	Yield/ rate	Volume	Yield/ rate	Total
Assets
Interest-bearing cash and cash equivalents	$13,964	$70	0.50%	$14,065	$99	0.70%	$(1)	$(28)	$(29)
Trading securities	252	15	5.95	985	132	13.40	(67)	(50)	(117)
Investment securities (c)	11,312	345	3.05	9,446	216	2.29	48	81	129
Loans held-for-sale, net	13,506	664	4.92	12,542	447	3.56	37	180	217
Finance receivables and loans, net (d) (e)	92,224	6,556	7.11	92,567	6,481	7.00	(24)	99	75
Investment in operating leases, net (f)	12,064	1,750	14.51	21,441	1,967	9.17	(1,075)	858	(217)

Total interest earning assets	143,322	9,400	6.56	151,046	9,342	6.18	(1,082)	1,140	58
Noninterest-bearing cash and cash equivalents	686			1,144
Other assets	35,040			28,910
Allowance for loan losses	(2,363)			(3,208)

Total assets	$176,685			$177,892

Liabilities
Interest-bearing deposit liabilities	$33,355	$660	1.98%	$24,159	$700	2.90%	$220	$(260)	$(40)
Short-term borrowings	7,601	447	5.88	9,356	566	6.05	(104)	(15)	(119)
Long-term debt (g) (h) (i)	87,270	5,729	6.56	97,939	6,008	6.13	(682)	403	(279)

Total interest-bearing liabilities (g) (h) (j)	128,226	6,836	5.33	131,454	7,274	5.53	(566)	128	(438)
Noninterest-bearing deposit liabilities	2,082			1,955
Other liabilities	25,666			20,231

Total liabilities	155,974			153,640
Total equity	20,711			24,252

Total liabilities and equity	$176,685			$177,892

Net financing revenue		$2,564			$2,068		$(516)	$1,012	$496
Net interest spread (k)			1.23%			0.65%
Net interest spread excluding original issue discount (k)			2.29%			1.68%
Yield on interest earning assets (l)			1.79%			1.37%
Yield on interest earning assets excluding original issue discount (l)			2.63%			2.13%

(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)	Average balances are calculated using a combination of monthly and daily average methodologies.
(c)	Excludes income on equity investments of $17 million and $10 million at December 31, 2010 and 2009, respectively. Yields on available-for-sale debt securities are based on fair value as opposed to historical cost.
(d)

Nonperforming finance receivables and loans are included in the average balances. For information on our accounting policies regarding nonperforming status refer to Note 1 to the Consolidated Financial Statements.

Management’s Discussion and Analysis

Ally Financial Inc. • Form 10-K

(e)	Includes other interest income of $1 million and $86 million at December 31, 2010 and 2009, respectively.
(f)	Includes gains on sale of $705 million and $504 million during the year ended December 31, 2010 and 2009, respectively. Excluding these gains on sale, the yield would be 8.66% and 6.82% at December 31, 2010 and 2009, respectively.
(g)	Includes the effects of derivative financial instruments designated as hedges.
(h)	Average balance includes $3,710 million and $4,804 million related to original issue discount at December 31, 2010 and 2009, respectively. Interest expense includes original issue discount amortization of $1,204 million and $1,143 million during the year ended December 31, 2010 and 2009, respectively.
(i)	Excluding original issue discount the rate on long-term debt was 4.97% and 4.74% at December 31, 2010 and 2009, respectively.
(j)	Excluding original issue discount the rate on total interest-bearing liabilities was 4.27% and 4.50% at December 31, 2010 and 2009, respectively.
(k)	Net interest spread represents the difference between the rate on total interest earning assets and the rate on total interest-bearing liabilities.
(l)	Yield on interest earning assets represents net financing revenue as a percentage of total interest earning assets.

Outstanding Finance Receivables and Loans

The following table presents the composition of our on-balance sheet finance receivables and loans.

December 31, ($ in millions)	2010	2009	2008	2007	2006
Consumer
Domestic
Consumer automobile	$34,604	$12,514	$16,281	$20,030	$40,568
Consumer mortgage
1st Mortgage	7,057	7,960	13,542	24,941	56,483
Home equity	3,964	4,238	7,777	9,898	9,445

Total domestic	45,625	24,712	37,600	54,869	106,496

Foreign
Consumer automobile	16,650	17,731	21,705	25,576	20,538
Consumer mortgage
1st Mortgage	742	405	4,604	7,320	3,463
Home equity	—	1	54	4	45

Total foreign	17,392	18,137	26,363	32,900	24,046

Total consumer loans	63,017	42,849	63,963	87,769	130,542

Commercial
Domestic
Commercial and industrial
Automobile (a)	24,944	19,604	16,913	17,463	14,892
Mortgage	1,540	1,572	1,627	3,001	11,115
Other	1,795	2,688	3,257	3,430	2,953
Commercial real estate
Automobile	2,071	2,008	1,941	—	—
Mortgage	1	121	1,696	2,943	2,969

Total domestic	30,351	25,993	25,434	26,837	31,929

Foreign
Commercial and industrial
Automobile (b)	8,398	7,943	10,749	11,922	11,501
Mortgage	41	96	195	614	600
Other	312	437	960	1,704	1,606
Commercial real estate
Automobile	216	221	167	—	—
Mortgage	78	162	260	536	243

Total foreign	9,045	8,859	12,331	14,776	13,950

Total commercial loans	39,396	34,852	37,765	41,613	45,879

Total finance receivables and loans (c)	$102,413	$77,701	$101,728	$129,382	$176,421

Loans held-for-sale	$11,411	$20,625	$7,919	$20,559	$27,718

(a)	Amount includes Notes Receivable from General Motors of $3 million at December 31, 2009.
(b)	Amounts include Notes Receivable from General Motors of $484 million, $908 million, $1.7 billion, $1.9 billion, and $2.0 billion at December 31, 2010, 2009, 2008, 2007, and 2006, respectively.
(c)	Includes historical cost, fair value, and repurchased loans.

Management’s Discussion and Analysis

Ally Financial Inc. • Form 10-K

Nonperforming Assets

The following table summarizes the nonperforming assets in our on-balance sheet portfolio.

December 31, ($ in millions)	2010	2009	2008
Consumer
Domestic
Consumer automobile	$129	$267	$294
Consumer mortgage
1st Mortgage	452	782	2,547
Home equity	108	114	540

Total domestic	689	1,163	3,381

Foreign
Consumer automobile	78	119	125
Consumer mortgage
1st Mortgage	261	33	1,034
Home equity	—	—	—

Total foreign	339	152	1,159

Total consumer (a)	1,028	1,315	4,540

Commercial
Domestic
Commercial and industrial
Automobile	261	281	1,448
Mortgage	—	37	140
Other	37	856	64
Commercial real estate
Automobile	193	256	153
Mortgage	1	56	1,070

Total domestic	492	1,486	2,875

Foreign
Commercial and industrial
Automobile	35	66	7
Mortgage	40	35	—
Other	97	131	19
Commercial real estate
Automobile	6	24	2
Mortgage	70	141	143

Total foreign	248	397	171

Total commercial (b)	740	1,883	3,046

Total nonperforming finance receivables and loans	1,768	3,198	7,586
Foreclosed properties	150	255	787
Repossessed assets (c)	47	58	95

Total nonperforming assets	$1,965	$3,511	$8,468

Loans held-for-sale	$3,273	$3,390	$731

(a)	Interest revenue that would have been accrued on total consumer finance receivables and loans at original contractual rates was $109 million during the year ended December 31, 2010. Interest income recorded for these loans was $52 million during the year ended December 31, 2010.
(b)	Interest revenue that would have been accrued on total commercial finance receivables and loans at original contractual rates was $61 million during the year ended December 31, 2010. Interest income recorded for these loans was $28 million during the year ended December 31, 2010.
(c)	Repossessed assets exclude $14 million, $23 million, and $34 million of repossessed operating lease assets at December 31, 2010, 2009, and 2008, respectively.

Management’s Discussion and Analysis

Ally Financial Inc. • Form 10-K

Accruing Finance Receivables and Loans Past Due 90 Days or More

The following table presents our on-balance sheet accruing loans past due 90 days or more as to principal and interest.

December 31, ($ in millions)	2010	2009	2008
Consumer
Domestic
Consumer automobile	$—	$—	$19
Consumer mortgage
1st Mortgage	1	1	33
Home equity	—	—	—

Total domestic	1	1	52

Foreign
Consumer automobile	5	5	40
Consumer mortgage
1st Mortgage	—	1	—
Home equity	—	—	—

Total foreign	5	6	40

Total consumer	6	7	92

Commercial
Domestic
Commercial and industrial
Automobile	—	—	—
Mortgage	—	—	—
Other	—	—	—
Commercial real estate
Automobile	—	—	—
Mortgage	—	—	—

Total domestic	—	—	—

Foreign
Commercial and industrial
Automobile	—	—	—
Mortgage	—	—	—
Other	—	3	—
Commercial real estate
Automobile	—	—	—
Mortgage	—	—	—

Total foreign	—	3	—

Total commercial	—	3	—

Total accruing finance receivables and loans past due 90 days or more	$6	$10	$92

Loans held-for-sale	$25	$33	$7

Management’s Discussion and Analysis

Ally Financial Inc. • Form 10-K

Allowance for Loan Losses

The following table presents an analysis of the activity in the allowance for loan losses on finance receivables and loans.

($ in millions)	2010	2009	2008	2007	2006
Balance at January 1,	$2,445	$3,433	$2,755	$3,576	$3,085
Cumulative effect of change in accounting principles	222	—	(616)	(1,540)	—
Charge-offs
Domestic	(1,297)	(3,380)	(2,192)	(2,398)	(1,575)
Foreign	(349)	(633)	(347)	(293)	(217)
Write-downs related to transfers to held-for-sale	—	(3,438)	—	—	—

Total charge-offs	(1,646)	(7,451)	(2,539)	(2,691)	(1,792)

Recoveries
Domestic	363	276	219	224	212
Foreign	85	76	71	74	50

Total recoveries	448	352	290	298	262

Net charge-offs	(1,198)	(7,099)	(2,249)	(2,393)	(1,530)
Provision for loan losses	442	5,604	3,102	3,037	1,948
Discontinued operations	(4)	566	308	30	29
Other	(34)	(59)	133	45	44

Balance at December 31,	$1,873	$2,445	$3,433	$2,755	$3,576

Management’s Discussion and Analysis

Ally Financial Inc. • Form 10-K

Allowance for Loan Losses by Type

The following table summarizes the allocation of the allowance for loan losses by product type.

	2010		2009		2008		2007		2006
December 31, ($ in millions)	Amount	% of total	Amount	% of total	Amount	% of total	Amount	% of total	Amount	% of total
Consumer
Domestic
Consumer automobile	$769	41.0	$772	31.6	$1,115	32.5	$1,033	37.5	$1,228	34.3
Consumer mortgage
1st Mortgage	322	17.2	387	15.8	525	15.3	540	19.6	1,325	37.0
Home equity	256	13.7	251	10.3	177	5.2	243	8.8	152	4.3

Total domestic	1,347	71.9	1,410	57.7	1,817	53.0	1,816	65.9	2,705	75.6

Foreign
Consumer automobile	201	10.7	252	10.2	279	8.1	276	10.0	233	6.5
Consumer mortgage
1st Mortgage	2	0.1	2	0.1	409	11.9	49	1.8	31	0.9
Home equity	—	—	—	—	31	0.9	—	—	—	—

Total foreign	203	10.8	254	10.3	719	20.9	325	11.8	264	7.4

Total consumer loans	1,550	82.7	1,664	68.0	2,536	73.9	2,141	77.7	2,969	83.0

Commercial
Domestic
Commercial and industrial
Automobile	73	3.9	157	6.4	178	5.2	36	1.3	37	1.0
Mortgage	—	—	10	0.4	93	2.7	483	17.5	396	11.1
Other	97	5.2	322	13.2	65	1.9	66	2.4	77	2.2
Commercial real estate
Automobile	54	2.9	—	—	—	—	—	—	—	—
Mortgage	—	—	54	2.2	458	13.3	—	—	—	—

Total domestic	224	12.0	543	22.2	794	23.1	585	21.2	510	14.3

Foreign
Commercial and industrial
Automobile	33	1.7	54	2.2	45	1.3	26	1.0	32	0.9
Mortgage	12	0.7	20	0.8	3	0.1	—	—	—	—
Other	39	2.1	111	4.6	9	0.3	3	0.1	65	1.8
Commercial real estate
Automobile	2	0.1	—	—	—	—	—	—	—	—
Mortgage	13	0.7	53	2.2	46	1.3	—	—	—	—

Total foreign	99	5.3	238	9.8	103	3.0	29	1.1	97	2.7

Total commercial loans	323	17.3	781	32.0	897	26.1	614	22.3	607	17.0

Total allowance for loan losses	$1,873	100.0	$2,445	100.0	$3,433	100.0	$2,755	100.0	$3,576	100.0

Management’s Discussion and Analysis

Ally Financial Inc. • Form 10-K

Deposit Liabilities

The following table presents the average balances and interest rates paid for types of domestic and foreign deposits.

	2010		2009
Year ended December 31, ($ in millions)	Average balance (a)	Average deposit rate	Average balance (a)	Average deposit rate
Domestic deposits
Noninterest-bearing deposits	$2,071	—%	$1,955	—%
NOW and money market checking accounts	8,015	1.21	5,941	1.66
Certificates of deposit	21,153	2.04	16,401	3.33
Dealer deposits	1,288	4.00	671	4.09

Total domestic deposit liabilities	32,527	1.78	24,968	2.70

Foreign deposits
Noninterest-bearing deposits	11	—	—	—
NOW and money market checking accounts	550	2.01	117	6.57
Certificates of deposit	2,107	2.83	1,029	2.25
Dealer deposits	242	4.47	—	—

Total foreign deposit liabilities	2,910	2.80	1,146	2.69

Total deposit liabilities	$35,437	1.86%	$26,114	2.70%

(a)	Average balances are calculated using a combination of monthly and daily average methodologies.

The following table presents the amount of domestic certificates of deposit in denominations of $100 thousand or more segregated by time remaining until maturity.

Year ended December 31, 2010 ($ in millions)	Three months or less	Over three months through six months	Over six months through twelve months	Over twelve months	Total
Domestic certificates of deposit ($100,000 or more)	$897	$1,060	$1,781	$3,273	$7,011

Quantitative and Qualitative Disclosures about Market Risk

Ally Financial Inc. • Form 10-K

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Refer to the Market Risk and the Operational Risk sections of Item 7, Management’s Discussion and Analysis.

Statement of Responsibility for Preparation of Financial Statements

Ally Financial Inc. • Form 10-K

Item 8.	Financial Statements and Supplementary Data

Our Consolidated Financial Statements, together with the notes thereto and the reports of Management and of Deloitte & Touche LLP, are filed as part of this Report. Unaudited supplementary financial data for each quarter within the three years ended December 31, 2010, is included in Note 31 to the Consolidated Financial Statements.

Our Consolidated Financial Statements, Financial Highlights, and Management’s Discussion and Analysis of Financial Condition and Results of Operations of Ally Financial Inc. and subsidiaries (Ally) were prepared by management, who is responsible for their integrity and objectivity. Where applicable, this financial information has been prepared in conformity with the Securities Exchange Act of 1934, as amended, and accounting principles generally accepted in the United States of America. The preparation of this financial information requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of our Consolidated Financial Statements and the reported amounts of revenues and expenses during the periods presented. The critical accounting estimates that may involve a higher degree of judgment and complexity are discussed in Management’s Discussion and Analysis.

The audit was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States).

The Ally Board of Directors, through its Audit Committee, is responsible for overseeing management’s fulfillment of its responsibilities in the preparation of our Consolidated Financial Statements. The Ally Financial Inc. Audit Committee annually recommends to the Board the selection of independent auditors. In addition, the Ally Financial Inc. Audit Committee reviews the scope of the audits and accounting principles being applied in financial reporting. The independent auditors, representatives of management, and the internal auditors meet regularly (separately and jointly) with the Ally Financial Inc. Audit Committee to review the activities of each and to ensure that each is properly discharging its responsibilities. To reinforce complete independence, Deloitte & Touche LLP has full and free access to meet with the Ally Financial Inc. Audit Committee without management representatives present to discuss the results of the audit, the adequacy of internal control, and the quality of financial reporting.

/S/ MICHAEL A. CARPENTER	/S/ JAMES G. MACKEY
Michael A. Carpenter	James G. Mackey
Chief Executive Officer	Interim Chief Financial Officer
February 25, 2011	February 25, 2011

Management’s Report on Internal Control over Financial Reporting

Ally Financial Inc. • Form 10-K

Ally management is responsible for establishing and maintaining effective internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of published financial statements in accordance with generally accepted accounting principles.

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

Management conducted, under the supervision of the Company’s Chief Executive Officer and Interim Chief Financial Officer, an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria.

Based on the assessment performed, management concluded that at December 31, 2010, Ally’s internal control over financial reporting was effective based on the COSO criteria.

The independent registered public accounting firm, Deloitte & Touche LLP, has audited the Consolidated Financial Statements of Ally and has issued an attestation report on our internal control over financial reporting at December 31, 2010, as stated in its report, which is included herein.

/S/ MICHAEL A. CARPENTER	/S/ JAMES G. MACKEY
Michael A. Carpenter	James G. Mackey
Chief Executive Officer	Interim Chief Financial Officer
February 25, 2011	February 25, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Ally Financial Inc.:

We have audited the accompanying Consolidated Balance Sheet of Ally Financial Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related Consolidated Statements of Income, Changes in Equity, and Cash Flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2011, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Detroit, Michigan
February 25, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Ally Financial Inc.:

We have audited the internal control over financial reporting of Ally Financial Inc. and subsidiaries (the “Company”) as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, as stated in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010, of the Company and our report dated February 25, 2011, expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Detroit, Michigan
February 25, 2011

Consolidated Statement of Income

Ally Financial Inc. • Form 10-K

Year ended December 31, ($ in millions)	2010	2009	2008
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$6,555	$6,395	$8,432
Interest on loans held-for-sale	664	447	837
Interest on trading securities	15	132	127
Interest and dividends on available-for-sale investment securities	362	226	376
Interest-bearing cash	70	99	375
Other interest income, net	1	86	325
Operating leases	3,780	5,715	7,582

Total financing revenue and other interest income	11,447	13,100	18,054
Interest expense
Interest on deposits	660	700	707
Interest on short-term borrowings	447	566	1,451
Interest on long-term debt	5,729	6,008	8,283

Total interest expense	6,836	7,274	10,441
Depreciation expense on operating lease assets	2,030	3,748	5,478
Impairment of investment in operating leases	—	—	1,218

Net financing revenue	2,581	2,078	917
Other revenue
Servicing fees	1,563	1,549	1,747
Servicing asset valuation and hedge activities, net	(394)	(1,104)	(263)

Total servicing income, net	1,169	445	1,484
Insurance premiums and service revenue earned	1,865	1,977	2,710
Gain on mortgage and automotive loans, net	1,267	811	159
(Loss) gain on extinguishment of debt	(123)	665	12,628
Other gain (loss) on investments, net	505	166	(378)
Other (loss) gain on trading securities, net	(6)	173	(689)
Other income, net of losses	644	180	(643)

Total other revenue	5,321	4,417	15,271
Total net revenue	7,902	6,495	16,188
Provision for loan losses	442	5,604	3,102
Noninterest expense
Compensation and benefits expense	1,622	1,576	1,916
Insurance losses and loss adjustment expenses	876	1,042	1,402
Other operating expenses	3,783	5,232	5,031

Total noninterest expense	6,281	7,850	8,349
Income (loss) from continuing operations before income tax expense (benefit)	1,179	(6,959)	4,737
Income tax expense (benefit) from continuing operations	153	74	(136)

Net income (loss) from continuing operations	1,026	(7,033)	4,873

Income (loss) from discontinued operations, net of tax	49	(3,265)	(3,005)

Net income (loss)	$1,075	$(10,298)	$1,868

The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Balance Sheet

Ally Financial Inc. • Form 10-K

December 31, ($ in millions)	2010	2009
Assets
Cash and cash equivalents
Noninterest-bearing	$1,714	$1,840
Interest-bearing	9,956	12,948

Total cash and cash equivalents	11,670	14,788
Trading securities	240	739
Investment securities	14,846	12,158
Loans held-for-sale, net ($6,424 and $5,545 fair value-elected)	11,411	20,625
Finance receivables and loans, net
Finance receivables and loans, net ($1,015 and $1,391 fair value-elected)	102,413	77,701
Allowance for loan losses	(1,873)	(2,445)

Total finance receivables and loans, net	100,540	75,256
Investment in operating leases, net	9,128	15,995
Mortgage servicing rights	3,738	3,554
Premiums receivable and other insurance assets	2,181	2,720
Other assets	17,564	19,887
Assets of operations held-for-sale	690	6,584

Total assets	$172,008	$172,306

Liabilities
Deposit liabilities
Noninterest-bearing	$2,131	$1,755
Interest-bearing	36,917	30,001

Total deposit liabilities	39,048	31,756
Short-term borrowings	7,508	10,292
Long-term debt ($972 and $1,294 fair value-elected)	86,612	88,021
Interest payable	1,829	1,637
Unearned insurance premiums and service revenue	2,854	3,192
Reserves for insurance losses and loss adjustment expenses	862	1,215
Accrued expenses and other liabilities	12,126	10,456
Liabilities of operations held-for-sale	680	4,898

Total liabilities	151,519	151,467
Equity
Common stock and paid-in capital	19,668	13,829
Mandatorily convertible preferred stock held by U.S. Department of Treasury	5,685	10,893
Preferred stock	1,287	1,287
Accumulated deficit	(6,410)	(5,630)
Accumulated other comprehensive income	259	460

Total equity	20,489	20,839

Total liabilities and equity	$172,008	$172,306

The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Balance Sheet

Ally Financial Inc. • Form 10-K

The assets of consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities and the liabilities of these entities for which creditors (or beneficial interest holders) do not have recourse to our general credit at December 31, 2010, were as follows.

($ in millions)
Assets
Loans held-for-sale, net	$21
Finance receivables and loans, net
Finance receivables and loans, net ($1,015 fair value-elected)	33,483
Allowance for loan losses	(238)

Total finance receivables and loans, net	33,245
Investment in operating leases, net	1,065
Other assets	3,194
Assets of operations held-for-sale	85

Total assets	$37,610

Liabilities
Short-term borrowings	$964
Long-term debt ($972 fair value-elected)	24,466
Interest payable	15
Accrued expenses and other liabilities	352
Liabilities of operations held-for-sale	45

Total liabilities	$25,842

The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Changes in Equity

Ally Financial Inc. • Form 10-K

($ in millions)	Members’ interests	Mandatorily convertible preferred interests held by U.S. Department of Treasury	Preferred interests	Retained earnings	Accumulated other comprehensive income (loss)	Total equity	Comprehensive income (loss)
Balance at December 31, 2007	$8,912		$1,052	$4,649	$952	$15,565
Cumulative effect of a change in accounting principle, net of tax (a)				(155)		(155)

Balance at January 1, 2008, after cumulative effect of adjustments	$8,912		$1,052	$4,494	$952	$15,410
Capital contributions (b)	758					758
Net income				1,868		1,868	$1,868
Dividends to members (b)				(79)		(79)
Issuance of preferred interests		$5,000	235			5,235
Other comprehensive loss					(1,341)	(1,341)	(1,341)
Other				3		3

Balance at December 31, 2008	$9,670	$5,000	$1,287	$6,286	$(389)	$21,854	$527

Capital contributions (b)	$1,247					$1,247
Net loss				$(4,578)		(4,578)	$(4,578)
Preferred interests dividends paid to the U.S. Department of Treasury				(160)		(160)
Preferred interests dividends				(195)		(195)
Dividends to members (b)				(119)		(119)
Issuance of preferred interests		$7,500				7,500
Other comprehensive income					$497	497	497

Balance at June 30, 2009, before conversion from limited liability company to a corporation (c)	$10,917	$12,500	$1,287	$1,234	$108	$26,046	$(4,081)

Statement continues on the next page.

Consolidated Statement of Changes in Equity

Ally Financial Inc. • Form 10-K

($ in millions)	Common stock and paid-in capital	Mandatorily convertible preferred stock held by U.S. Department of Treasury	Preferred stock	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total equity	Comprehensive (loss) income
Balance at June 30, 2009, after conversion from limited liability company to a corporations (c)	$10,917	$12,500	$1,287	$1,234	$108	$26,046	$(4,081)
Capital contributions (b)	55					55
Net loss				(5,720)		(5,720)	(5,720)
Preferred stock dividends paid to the U.S. Department of Treasury				(695)		(695)
Preferred stock dividends (b)				(175)		(175)
Dividends to shareholders (b)				(274)		(274)
Issuance of preferred stock		1,250				1,250
Conversion of preferred stock	2,857	(2,857)
Other comprehensive income					352	352	352

Balance at December 31, 2009	$13,829	$10,893	$1,287	$(5,630)	$460	$20,839	$(9,449)

Cumulative effect of a change in accounting principle, net of tax (d)				(57)	4	(53)

Balance at January 1, 2010, after cumulative effect of adjustments	$13,829	$10,893	$1,287	$(5,687)	$464	$20,786
Capital contributions	15					15
Net income				1,075		1,075	$1,075
Preferred stock dividends paid to the U.S. Department of Treasury				(963)		(963)
Preferred stock dividends (b)				(282)		(282)
Dividends to shareholders (b)				(11)		(11)
Conversion of preferred stock and related amendment (e)	5,824	(5,208)		(616)
Other comprehensive loss					(205)	(205)	(205)
Other (f)				74		74

Balance at December 31, 2010	$19,668	$5,685	$1,287	$(6,410)	$259	$20,489	$870

(a)	Relates to the adoption of ASC Topic 820, Fair Value Measurements and Disclosures, which increased retained earnings by $23 million and the adoption of ASC Topic 825, Financial Instruments, which decreased retained earnings by $178 million.
(b)	Refer to Note 26 to the Consolidated Financial Statements for further detail.
(c)	Effective June 30, 2009, we converted from a Delaware limited liability company into a Delaware corporation. Each unit of each class of common membership interest issued and outstanding immediately prior to the conversion was converted into an equivalent number of shares of common stock with substantially the same rights and preferences as the common membership interests. Upon conversion, holders of our preferred membership interests also received an equivalent number of preferred stock with substantially the same rights and preferences as the former preferred membership interests.
(d)	Relates to the adoption of ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. Refer to Note 1 for additional information.
(e)	Refer to Note 20 to the Consolidated Financial Statements for further detail.
(f)	Represents a reduction of the estimated payment accrued for tax distributions as a result of the completion of the GMAC LLC U.S. Return of Partnership Income for the tax period January 1, 2009, through June 30, 2009. Refer to Note 24 to the Consolidated Financial Statement for further details.

The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Cash Flows

Ally Financial Inc. • Form 10-K

Year ended December 31, ($ in millions)	2010	2009	2008
Operating activities
Net income (loss)	$1,075	$(10,298)	$1,868
Reconciliation of net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	4,100	5,958	6,722
Operating lease impairment	—	—	1,234
Impairment of goodwill and other intangible assets	—	607	58
Other impairment	170	1,516	—
Amortization and valuation adjustments of mortgage servicing rights	872	142	2,250
Provision for loan losses	469	6,173	3,683
(Gain) loss on sale of loans, net	(1,014)	(192)	1,825
Net (gains) losses on investment securities	(520)	(2)	1,203
Loss (gain) on extinguishment of debt	123	(665)	(12,628)
Originations and purchases of loans held-for-sale	(73,823)	(88,283)	(132,023)
Proceeds from sales and repayments of loans held-for-sale	80,093	78,673	141,312
Net change in
Trading securities	(39)	734	741
Deferred income taxes	(272)	(402)	(396)
Interest payable	177	83	(651)
Other assets	1,240	3,711	(1,213)
Other liabilities	(504)	(1,473)	178
Other, net	(540)	(1,414)	(68)

Net cash provided by (used in) operating activities	11,607	(5,132)	14,095

Investing activities
Purchases of available-for-sale securities	(24,116)	(21,148)	(16,202)
Proceeds from sales of available-for-sale securities	17,872	10,153	14,068
Proceeds from maturities of available-for-sale securities	4,527	4,527	7,502
Net (increase) decrease in finance receivables and loans	(17,306)	14,259	5,570
Proceeds from sales of finance receivables and loans	3,138	260	1,366
Change in notes receivable from GM	(38)	803	(62)
Purchases of operating lease assets	(3,551)	(732)	(10,544)
Disposals of operating lease assets	8,627	6,612	7,633
(Purchases) sales of mortgage servicing rights, net	(56)	—	797
Proceeds from sale of business units, net (a)	161	296	319
Other, net (b)	3,175	2,098	471

Net cash (used in) provided by investing activities	(7,567)	17,128	10,918

Statement continues on the next page.

Consolidated Statement of Cash Flows

Ally Financial Inc. • Form 10-K

Year ended December 31, ($ in millions)	2010	2009	2008
Financing activities
Net change in short-term debt	(3,629)	(338)	(22,815)
Net increase in bank deposits	6,556	10,703	6,447
Proceeds from issuance of long-term debt	39,002	30,679	44,724
Repayments of long-term debt	(49,530)	(61,493)	(59,627)
Proceeds from issuance of common stock	—	1,247	—
Proceeds from issuance of preferred stock to the U.S. Department of Treasury	—	8,750	5,000
Dividends paid	(1,253)	(1,592)	(113)
Other, net	869	1,064	(1,784)

Net cash used in financing activities	(7,985)	(10,980)	(28,168)

Effect of exchange-rate changes on cash and cash equivalents	102	(602)	629

Net (decrease) increase in cash and cash equivalents	(3,843)	414	(2,526)
Adjustments for change in cash and cash equivalents of operations held-for-sale (a) (b)	725	(777)	—
Cash and cash equivalents at beginning of year	14,788	15,151	17,677

Cash and cash equivalents at end of year	$11,670	$14,788	$15,151

Supplemental disclosures
Cash paid for
Interest	$5,531	$7,868	$12,092
Income taxes	517	355	130
Noncash items
Increase in finance receivables and loans due to a change in accounting principle (c)	17,990	—	—
Increase in long-term debt due to a change in accounting principle (c)	17,054	—	—
Increase in equity (d)	—	—	235
Capital contributions from stockholders/members	—	34	758
Conversion of preferred stock to common equity	5,208	—	—
Other disclosures
Proceeds from sales and repayments of mortgage loans held-for-investment originally designated as held-for-sale	1,324	1,010	1,747
Consolidation of loans, net	137	1,410	—
Consolidation of variable interest entity debt	78	1,184	—
Deconsolidation of loans, net	1,969	—	2,353
Deconsolidation of variable interest entity debt	1,903	—	2,539

(a)	The amounts for the year ended December 31, 2010, are net of cash and cash equivalents of $1.2 billion of business units at the time of disposition.
(b)	Cash flows of operations held-for-sale are reflected within operating, investing, and financing activities in the Consolidated Statement of Cash Flows. The cash balance of these operations are reported as assets of operations held-for-sale on the Consolidated Balance Sheet.
(c)	Relates to the adoption of ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. Refer to Note 1 for additional information.
(d)	Represents long-term debt exchanged for preferred interests in 2008.

The Notes to the Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

1.	Description of Business and Significant Accounting Policies

Ally Financial Inc. (formerly GMAC Inc. and referred to herein as Ally, we, our, or us) is a leading, independent, globally diversified, financial services firm with $172 billion in assets and operations in 37 countries. Founded in 1919, we are a leading automotive financial services company with over 90 years experience providing a broad array of financial products and services to automotive dealers and their customers. We are also one of the largest residential mortgage companies in the United States. We became a bank holding company on December 24, 2008, under the Bank Holding Company Act of 1956, as amended (the BHC Act). Our banking subsidiary, Ally Bank, is an indirect wholly owned subsidiary of Ally Financial Inc. and a leading franchise in the growing direct (online and telephonic) banking market, with $33.9 billion of deposits at December 31, 2010.

Residential Capital, LLC

Residential Capital, LLC (ResCap), one of our mortgage subsidiaries, was negatively impacted by the events and conditions in the mortgage banking industry and the broader economy. The market deterioration led to fewer sources of, and significantly reduced levels of, liquidity available to finance ResCap’s operations. ResCap is highly leveraged relative to its cash flow and previously recognized credit and valuation losses resulting in a significant deterioration in capital. ResCap’s consolidated tangible net worth, as defined, was $846 million at December 31, 2010, and ResCap remained in compliance with all of its consolidated tangible net worth covenants. For this purpose, consolidated tangible net worth is defined as ResCap’s consolidated equity excluding intangible assets. There continues to be a risk that ResCap may not be able to meet its debt service obligations, may default on its financial debt covenants due to insufficient capital, and/or may be in a negative liquidity position in future periods.

ResCap actively manages its liquidity and capital positions and is continually working on initiatives to address its debt covenant compliance and liquidity needs including debt maturing in the next twelve months and other risks and uncertainties. ResCap’s initiatives could include, but are not limited to, the following: continuing to work with key credit providers to optimize all available liquidity options; possible further reductions in assets and other restructuring activities; focusing production on conforming and government-insured residential mortgage loans; exploring strategic alternatives such as alliances, joint ventures, and other transactions with third parties with respect to certain ResCap assets and businesses; and continued exploration of opportunities for funding and capital support from Ally and its affiliates. The outcomes of most of these initiatives are to a great extent outside of ResCap’s control resulting in increased uncertainty as to their successful execution.

During 2009 and 2010, we performed a strategic review of our mortgage business. As a result of this, we effectively exited the European mortgage market through the sale of our U.K. and continental Europe operations. The sale of these operations was completed on October 1, 2010. Certain components of the sale were completed on September 30, 2010. Refer to Note 2 for additional information on the sale. We also completed the sale of certain higher-risk legacy mortgage assets and settled representation and warranty claims with certain counterparties. The ongoing focus of our Mortgage Origination and Servicing operations will be predominately the origination of conforming and government-insured residential mortgages and mortgage servicing. While the opportunities for further risk mitigation remain, the risk in our Mortgage Legacy Portfolio and Other operations has been materially reduced as compared to recent levels.

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

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

ResCap remains heavily dependent on Ally and its affiliates for funding and capital support, and there can be no assurance that Ally or its affiliates will continue such actions or that Ally will choose to execute any further strategic transactions with respect to ResCap, or that any transactions undertaken will be successful.

Although our continued actions through various funding and capital initiatives demonstrate support for ResCap, there are currently no commitments or assurances for future capital support. Consequently, there remains substantial doubt about ResCap’s ability to continue as a going concern. Should we no longer continue to support the capital or liquidity needs of ResCap or should ResCap be unable to successfully execute other initiatives, it would have a material adverse effect on ResCap’s business, results of operations, and financial position.

Ally has extensive financing and hedging arrangements with ResCap that could be at risk of nonpayment if ResCap were to file for bankruptcy. At December 31, 2010, we had $1.9 billion in secured financing arrangements with ResCap of which $1.5 billion in loans was utilized. Amounts outstanding under the secured financing and hedging arrangements fluctuate. If ResCap were to file for bankruptcy, ResCap’s repayments of its financing facilities, including those with us, could be slower. In addition, we could be an unsecured creditor of ResCap to the extent that the proceeds from the sale of our collateral are insufficient to repay ResCap’s obligations to us. It is possible that other ResCap creditors would seek to recharacterize our loans to ResCap as equity contributions or to seek equitable subordination of our claims so that the claims of other creditors would have priority over our claims. In addition, should ResCap file for bankruptcy, our $846 million investment related to ResCap’s equity position would likely be reduced to zero. If a ResCap bankruptcy were to occur and a substantial amount of our credit exposure is not repaid to us, it would have an adverse impact on our near-term net income and capital position, but we do not believe it would have a materially adverse impact on Ally’s consolidated financial position over the longer term.

Consolidation and Basis of Presentation

The Consolidated Financial Statements include our accounts and accounts of our majority-owned subsidiaries after eliminating all significant intercompany balances and transactions and include all variable interest entities (VIEs) in which we are the primary beneficiary. Refer to Note 11 for further details on our VIEs. Our accounting and reporting policies conform to accounting principles generally accepted in the United States of America (GAAP).

We operate our international subsidiaries in a similar manner as we operate in the United States of America (U.S. or United States), subject to local laws or other circumstances that may cause us to modify our procedures accordingly. The financial statements of subsidiaries that operate outside of the United States generally are measured using the local currency as the functional currency. All assets and liabilities of foreign subsidiaries (excluding Venezuela due to hyperinflation) are translated into U.S. dollars at year-end exchange rates. The resulting translation adjustments are recorded in accumulated other comprehensive income, a component of equity. Income and expense items are translated at average exchange rates prevailing during the reporting period.

Certain amounts in prior periods have been reclassified to conform to the current presentation.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and that affect income and expenses during the reporting period and related disclosures. In developing the estimates and assumptions, management uses all available evidence; however, actual results could differ because of uncertainties associated with estimating the amounts, timing, and likelihood of possible outcomes.

Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and certain highly liquid investment securities with maturities of three months or less from the date of purchase. Cash and cash equivalents that have restrictions on our ability to withdraw the funds are included in other assets on our Consolidated Balance Sheet. The book value of cash equivalents approximates fair value because of the short maturities of these instruments. Certain securities with original maturities less than 90 days that are held as a portion of longer-term investment portfolios, primarily held by our Insurance operations, are classified as investment securities.

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

Securities

Our portfolio of securities includes government securities, corporate bonds, asset- and mortgage-backed securities, interests in securitization trusts, equity securities, and other investments. Securities are classified based on management’s intent. Our trading securities primarily consist of retained and purchased interests in certain securitizations. The retained interests are carried at fair value with changes in fair value recorded in current period earnings. Debt securities that management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. All other securities are classified as available-for-sale and carried at fair value with unrealized gains and losses included in accumulated other comprehensive income or loss, a component of equity, on an after-tax basis. Premiums and discounts on debt securities are amortized as an adjustment to investment yield generally over the contractual term of the security. We employ a systematic methodology that considers available evidence in evaluating potential other-than-temporary impairment of our investments classified as available-for-sale or held-to-maturity. If the cost of an investment exceeds its fair value, we evaluate, among other factors, the magnitude and duration of the decline in fair value. We also evaluate the financial health of and business outlook for the issuer, the performance of the underlying assets for interests in securitized assets, and our intent and ability to hold the investment.

Once a decline in fair value of an equity security is determined to be other-than-temporary, an impairment charge for the credit component is recorded to other gain (loss) on investments, net, in our Consolidated Statement of Income, and a new cost basis in the investment is established. Noncredit component losses of a debt security are recorded in other comprehensive income (loss) when we do not intend to sell the security or is not more likely than not to have to sell the security prior to the security’s anticipated recovery. Noncredit component losses are amortized over the remaining life of the debt security by offsetting the recorded value of the asset.

Realized gains and losses on investment securities are reported in other gain (loss) on investments, net, and are determined using the specific identification method.

For detail on trading securities refer to Note 6 and for detail on investment securities refer to Note 7.

Loans Held-for-sale

Loans held-for-sale may include consumer automobile, consumer mortgage, and commercial receivables and loans. Loans held-for-sale are carried at the lower of cost or estimated fair value. Loan origination fees, as well as discount points and incremental direct origination costs, are initially recorded as an adjustment of the cost of the loan and are reflected in the gain or loss on sale of loans when sold. Fair value is determined by type of loan and is generally based on contractually established commitments from investors, current investor yield requirements, current secondary market pricing, or cash flow models using market-based yield requirements. Certain of our domestic consumer mortgages are reported at fair value as a result of the fair value option election. Refer to Note 8 for details on loans held-for-sale and Note 27 for details on fair value measurement.

Finance Receivables and Loans

Finance receivables and loans are reported at the principal amount outstanding, net of unearned income, premiums and discounts, and allowances. Unearned income, which includes deferred origination fees reduced by origination costs and unearned rate support received from an automotive manufacturer on certain automotive loans, is amortized over the contractual life of the related finance receivable or loan using the interest method. Loan commitment fees are generally deferred and amortized over the commitment period. For detail on finance receivables and loans, refer to Note 9.

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

Our portfolio segments are based on the level at which we develop and document our methodology for determining the allowance for loan losses. Additionally, the classes of finance receivables are based on several factors including the method

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

for monitoring and assessing credit risk, the method of measuring carrying value, and the risk characteristics of the finance receivable. Based on an evaluation of our process for developing the allowance for loan losses including the nature and extent of exposure to credit risk arising from finance receivables, we have determined our portfolio segments to be consumer automobile, consumer mortgage, and commercial.

•	Consumer automobile — Consists of retail automobile financing for new and used vehicles.

•	Consumer mortgage — Consists of the following classes of finance receivables.

•	1st Mortgage — Consists of residential mortgage loans that are secured in a first-lien position and have priority over all other liens or claims on the respective collateral.

•	Home equity — Consists of residential home equity loans or mortgages with a subordinate-lien position.

•	Commercial — Consists of the following classes of finance receivables.

•	Commercial and Industrial

•

Automobile — Consists of financing operations to fund dealer purchases of new and used vehicle through wholesale or floorplan financing. Additional commercial offerings include automotive dealer term loans, revolving lines of credit, and dealer fleet financing.

•	Mortgage — Consists primarily of warehouse lending.

•	Other — Consists of senior secured commercial lending and our resort finance portfolio. We sold our resort finance portfolio during the third quarter of 2010.

•	Commercial Real Estate

•	Automobile — Consists of term loans to finance dealership land and buildings.

•

Mortgage — Related primarily to activities within our business capital group, which provides financing to residential land developers and homebuilders. These activities are in wind-down and do not represent a material component of our business.

Nonaccrual Loans

Revenue recognition is suspended when all classes of finance receivables and loans are placed on nonaccrual status. Generally, all classes of finance receivables and loans are placed on nonaccrual status when principal or interest has been delinquent for 90 days or when determined not to be probable of full collection. Exceptions include commercial real estate loans that are placed on nonaccrual status when delinquent for 60 days. Revenue accrued, but not collected, at the date finance receivables and loans are placed on nonaccrual status is reversed and subsequently recognized only to the extent it is received in cash or until it qualifies for return to accrual status. However, where there is doubt regarding the ultimate collectability of loan principal, all cash received is applied to reduce the carrying value of such loans. Finance receivables and loans are restored to accrual status only when contractually current and the collection of future payments is reasonably assured. Typically, this requires a sustained period of repayment performance of at least six consecutive months by the borrower.

Generally, we recognize all classes of loans as past due when they are 30 days delinquent.

Impaired Loans

All classes of commercial loans are considered impaired when we determine it is probable that we will be unable to collect all amounts due according to the terms of the loan agreement. Income recognition is consistent with that of nonaccrual loans discussed above. For collateral dependent loans, if the recorded investment in impaired loans exceeds the fair value of the collateral, a valuation allowance is established as a component of the allowance for loan losses.

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

For all classes of consumer loans, impaired loans are loans that have been modified in troubled debt restructurings. Troubled debt restructurings typically result from our loss mitigation activities and could include rate reductions, principal forgiveness, forbearance, and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. A troubled debt restructuring involving only a modification of terms requires that the restructured loan be measured at the present value of the expected future cash flows discounted at the effective interest rate at the time of modification, as based on the original loan terms. Alternately, the loan may be measured for impairment based on the fair value of the underlying collateral if the loan is collateral dependent. If the value of the loan is less than the recorded investment in the loan, we recognize an impairment by creating a valuation allowance or by adjusting an existing valuation allowance for the impaired loan. For loans held-for-investment that are not carried at fair value and are troubled debt restructurings, impairment is measured based on the present value of the expected future cash flows discounted at the loan’s effective interest rate prior to the restructuring. Loans with insignificant delays or insignificant short falls in the amount of payments expected not to be collected are not considered to be impaired.

Our policy is to place all modified loans, including troubled debt restructured loans on nonaccrual status until the loan has been brought fully current, the collection of contractual principal and interest is reasonably assured, and six consecutive months of repayment performance is achieved.

Charge-offs

As a general rule, consumer automobile loans are written down to estimated collateral value, less costs to sell, once a loan becomes 120 days past due; and second-lien consumer mortgage loans within our home equity class are charged off at 180 days past due. Consumer first-lien mortgage loans, which consists of our entire 1st mortgage class and a subset of our home equity class that are secured by real estate are written down to estimated collateral value, less costs to sell, once a mortgage loan becomes 180 days past due. Consumer automobile and second-lien consumer mortgage loans in bankruptcy that are 60 days past due are fully charged off within 60 days of receipt of notification of filing from the bankruptcy court. First-lien consumer mortgage loans in bankruptcy that are 60 days past due are written down to estimated collateral value, less costs to sell, within 60 days of receipt of notification of filing from the bankruptcy court. Regardless of other timelines noted within this policy, loans are considered collateral dependent at the time foreclosure proceedings begin and are charged off to the fair value of the underlying collateral, less costs to sell at that time.

Commercial loans are individually evaluated and where collectability of the recorded balance is in doubt are written down to fair value of the collateral less costs to sell. Generally, all commercial loans, both collateral and noncollateral dependent, are charged off when they are 360 days or more past due.

Allowance for Loan Losses

The allowance for loan losses (the allowance) is management’s estimate of incurred losses in the lending portfolios. We determine the amount of the allowance required for each of our portfolio segments based on its relative risk characteristics. The evaluation of these factors for both consumer and commercial finance receivables and loans involves complex, subjective judgments. Additions to the allowance are charged to current period earnings through the provision for loan losses; amounts determined to be uncollectible are charged directly against the allowance, net of amounts recovered on previously charged-off accounts.

The allowance is comprised of two components: reserves established for specific loans evaluated as impaired and portfolio-level reserves established for large groups of typically smaller balance homogenous loans that are collectively evaluated for impairment. We evaluate the adequacy of the allowance based on the combined total of these two components. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. It is possible that others, given the same information, may at any point in time reach different reasonable conclusions.

Measurement of impairment for specific reserves is generally determined on a loan by loan basis. An individual loan should be considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due (both principal and interest) according to the contractual terms of the agreement. Loans determined to be specifically impaired are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, an observable market price, or the estimated fair value of the collateral less estimated costs to sell, whichever is

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

determined to be the most appropriate. When these measurement values are lower than the carrying value of that loan, impairment is recognized. Loans that are deemed not to be individually impaired are pooled with other loans with similar risk characteristics for evaluation of impairment for the portfolio-level allowance.

For the purpose of calculating portfolio-level reserves, we have determined logical grouping of loans into three portfolio segments: consumer automobile, consumer mortgage, and commercial. The allowance consists of the combination of a quantitative assessment component based on statistical models, a retrospective evaluation of actual loss information to loss forecasts, and a qualitative component based on management judgment. Management takes into consideration relevant qualitative factors, including external and internal trends such as the impacts of changes in underwriting standards, collections and account management effectiveness, geographic concentrations, and economic events, among other factors, that have occurred but are not yet reflected in the quantitative assessment component. All qualitative adjustments are adequately documented, reviewed and approved through our established risk governance processes. Refer to Note 9 for detail on the allowance for loan losses.

Consumer Loans

Our consumer automobile and consumer mortgage portfolio segments are reviewed for impairment based on an analysis of loans that are grouped into common risk categories (i.e., past due status, loan or lease type, collateral type, borrower, industry or geographic concentrations). We perform periodic and systematic detailed reviews of our lending portfolios to identify inherent risks and to assess the overall collectability of those portfolios. Loss models are utilized for these portfolios, which consider a variety of factors including, but not limited to, historical loss experience, current economic conditions, anticipated repossessions or foreclosures based on portfolio trends, delinquencies and credit scores, and expected loss factors by loan type.

Consumer Automobile Portfolio Segment

The allowance for loan losses within the consumer automobile portfolio segment is calculated by leveraging proprietary statistical models and other risk indicators to pools of loans with similar risk characteristics, including credit bureau score, loan-to-value and vehicle type, to arrive at an estimate of incurred losses in the portfolio. These statistical loss forecasting models are utilized to estimate incurred losses and consider a variety of factors including, but not limited to, historical loss experience, estimated defaults based on portfolio trends, delinquencies, and general economic and business trends. These statistical models predict forecasted losses inherent in the portfolio based on both vintage and migration analyses.

The forecasted losses consider historical factors such as frequency (the number of contracts that we expect to default) and loss severity (the expected loss on a per vehicle basis). The loss severity within the consumer automobile portfolio segment is impacted by the market values of vehicles that are repossessed. Vehicle market values are affected by numerous factors including the condition of the vehicle upon repossession, the overall price and volatility of gasoline or diesel fuel, consumer preference related to specific vehicle segments, and other factors.

The quantitative assessment component is supplemented with qualitative reserves based on management’s determination that such adjustments provide a better estimate of credit losses. This qualitative assessment takes into consideration relevant internal and external factors that have occurred but are not yet reflected in the forecasted losses and may affect the credit quality of the portfolio.

Our methodology and policies with respect to the allowance for loan losses for our consumer automobile portfolio segment did not change during 2010.

Consumer Mortgage Portfolio Segment

The allowance for loan losses within the consumer mortgage portfolio segment is calculated by leveraging proprietary statistical models based on pools of loans with similar risk characteristics, including credit bureau score, loan-to-value, loan age, documentation type, product type, and loan purpose, to arrive at an estimate of incurred losses in the portfolio. These statistical loss forecasting models are utilized to estimate incurred losses and consider a variety of factors including, but not limited to, historical loss experience, estimated foreclosures or defaults based on portfolio trends, delinquencies, and general economic and business trends.

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

The forecasted losses are statistically derived based on a suite of loan-level behavior models linked into a state transition modeling framework. This transition framework predicts various stages of delinquency, default, and voluntary prepayment over the course of the life of the loan. The transition probability is a function of the loan and borrower characteristics and economic variables and considers historical factors such as frequency (the number of contracts that we except to default) and loss severity (the expected loss on a per property basis). When a default event is predicted, a severity model is applied to estimate future loan losses. The loss severity within the consumer mortgage portfolio segment is impacted by the market values of foreclosed properties, which is affected by numerous factors, including geographic considerations and the condition of the foreclosed property.

The quantitative assessment component is supplemented with qualitative reserves based on management’s determination that such adjustments provide a better estimate of credit losses. This qualitative assessment takes into consideration relevant internal and external factors that have occurred but are not yet reflected in the forecasted losses and may affect the credit quality of the portfolio.

Our methodology and policies with respect to the allowance for loan losses for our consumer mortgage portfolio segment did not change during 2010.

Commercial

The allowance for loan losses within the commercial portfolio is comprised of reserves established for specific loans evaluated as impaired and portfolio-level reserves based on nonimpaired loans grouped into pools based on similar risk characteristics and collectively evaluated.

A loan is considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement based on current information and events. These loans are primarily evaluated individually and are risk-rated based on borrower, collateral, and industry-specific information that management believes is relevant in determining the occurrence of a loss event and measuring impairment. Management establishes specific allowances for commercial loans determined to be individually impaired based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, observable market price or the fair value of collateral, whichever is determined to be the most appropriate. Estimated costs to sell or realize the value of the collateral on a discounted basis are included in the impairment measurement, when appropriate.

Nonimpaired loans are grouped into pools based on similar risk characteristics and collectively evaluated. Our risk rating models use historical loss experience, concentrations, current economic conditions, and performance trends. The commercial historical loss experience is updated quarterly to incorporate the most recent data reflective of the current economic environment. The determination of the allowance is influenced by numerous assumptions and many factors that may materially affect estimates of loss, including volatility of loss given default, probability of default, and rating migration. In assessing the risk rating of a particular loan, several factors are considered including an evaluation of historical and current information involving subjective assessments and interpretations. In addition, the allowance related to the commercial portfolio segment is influenced by estimated recoveries from automotive manufacturers relative to guarantees or agreements with them to repurchase vehicles used as collateral to secure the loans.

The quantitative assessment component is supplemented with qualitative reserves based on management’s determination that such adjustments provide a better estimate of credit losses. This qualitative assessment takes into consideration relevant internal and external factors that have occurred and may affect the credit quality of the portfolio.

Our methodology and policies with respect to the allowance for loan losses for our commercial portfolio segment did not change during 2010.

Securitizations and Variable Interest Entities

We securitize, sell, and service consumer automobile loans, operating leases, wholesale loans, and consumer mortgage loans. Securitization transactions typically involve the use of variable interest entities and are accounted for either as sales or secured financings. Economic interests in the securitized and sold assets are generally retained in the form of senior or subordinated interests, interest- or principal-only strips, cash reserve accounts, residual interests, and servicing rights.

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

In order to conclude whether or not a variable interest entity is required to be consolidated, careful consideration and judgment must be given to the continuing involvement with the variable interest entity. Subsequent to the implementation of ASU 2009-17 on January 1, 2010, in circumstances where we have both the power to direct the activities of the entity that most significantly impact the entity’s performance and the obligation to absorb losses or the right to receive benefits of the entity that could be significant, we would conclude that we would consolidate the entity, which would also preclude us from recording an accounting sale on the transaction. In the case of a consolidated variable interest entity, the accounting is consistent with a secured financing, i.e., we continue to carry the loans and we record the securitized debt on our balance sheet. Further, there is no specific accounting record of our economic interests, but rather, they are captured as the difference between the loan and debt accounting.

In transactions where either one or both of the power or economic criteria mentioned above are not met, we then must determine whether or not we achieve a sale for accounting purposes. In order to achieve a sale for accounting purposes, the assets being transferred must be legally isolated, not be constrained by restrictions from further transfer, and be deemed to be beyond our control. If we were to fail any of the three criteria for accounting sale, the accounting would be consistent with the preceding paragraph (i.e., a secured borrowing). However, if we meet the criteria, the transaction would be recorded as a sale, and the variable interest entity would not be consolidated, refer to Note 11 for discussion on variable interest entities.

Prior to the implementation of ASU 2009-17, many of our securitization were performed utilizing qualifying special purpose entities, which were exempt from consideration for consolidation so long as the transaction would otherwise qualify as a sale. Therefore, these transactions were recorded as sales. Additionally, the gain or loss on sale was dependent on the previous carrying amount of the assets involved in the transfer and were allocated between the assets sold and the retained interests based on relative fair values except for certain servicing assets and liabilities, which were initially recorded at fair value on the date of the sale.

Subsequent to the implementation of ASU 2009-17, gains or losses on off-balance sheet securitizations take into consideration the fair value of the retained interests including the value of certain servicing assets or liabilities, which are initially recorded at fair value at the date of sale. The estimate of the fair value of the retained interests and servicing requires us to exercise significant judgment about the timing and amount of future cash flows from the interests. Refer to the Note 27 for a discussion of fair value estimates.

Gains or losses on off-balance sheet securitizations and sales are reported in gain (loss) on mortgage and automotive loans, net, in our Consolidated Statement of Income for consumer automobile loans, wholesale loans, and consumer mortgage loans. Declines in the fair value of retained interests below the carrying amount are reflected in other comprehensive income, a component of equity, or as other (loss) gain on investments, net, in our Consolidated Statement of Income if such declines are determined to be other than temporary or if the interests are classified as trading. Retained interests, as well as any purchased securities, are generally included in available-for-sale investment securities, trading investment securities, or other assets. Designation as available-for-sale or trading depends on management’s intent. Securities that are noncertificated and cash reserve accounts related to securitizations are included in other assets on our Consolidated Balance Sheet.

We retain servicing responsibilities for all of our consumer automobile loan, operating lease, and wholesale loan securitizations and for the majority of our consumer mortgage loan securitizations. We may receive servicing fees based on the securitized loan balances and certain ancillary fees, all of which are reported in servicing fees in the Consolidated Statement of Income. We also retain the right to service the consumer mortgage loans sold in securitization transactions involving the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac), and the Government National Mortgage Association (Ginnie Mae) (collectively the Government-sponsored Enterprises or GSEs) and private investors. We also serve as the collateral manager in the securitizations of commercial investment securities.

Whether on or off balance sheet, the investors in the securitization trusts generally have no recourse to our other assets outside of customary market representation and warranty repurchase provisions.

Mortgage Servicing Rights

Primary servicing rights represent our right to service consumer residential mortgages securitized by us or through the GSEs and third-party whole-loan sales. Primary servicing involves the collection of payments from individual borrowers and

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

the distribution of these payments to the investors or master servicer. Master-servicing rights represent our right to service mortgage- and asset-backed securities and whole-loan packages issued for investors. Master servicing involves the collection of borrower payments from primary servicers and the distribution of those funds to investors in mortgage- and asset-backed securities and whole-loans packages. We also purchase and sell primary and master-servicing rights through transactions with other market participants.

We capitalize the value expected to be realized from performing specified mortgage servicing activities for others as mortgage servicing rights (MSRs). These capitalized servicing rights are purchased or retained upon sale or securitization of mortgage loans. MSRs are not recorded on securitizations accounted for as secured financings.

We measure all mortgage servicing assets and liabilities at fair value. We define our servicing rights based on both the availability of market inputs and the manner in which we manage the risks of our servicing assets and liabilities. We leverage all available relevant market data to determine the fair value of our recognized servicing assets and liabilities.

Since quoted market prices for MSRs are not readily available, we estimate the fair value of MSRs by determining the present value of future expected cash flows using modeling techniques that incorporate management’s best estimates of key variables including expected cash flows, prepayment speeds, and return requirements commensurate with the risks involved. Cash flow assumptions are modeled using our internally forecasted revenue and expenses, and where possible, the reasonableness of assumptions is periodically validated through comparisons to market data. Prepayment speed estimates are determined from historical prepayment rates on similar assets or obtained from third-party data. Return requirement assumptions are determined using data obtained from market participants, where available, or based on current relevant interest rates plus a risk-adjusted spread. We also consider other factors that can impact the value of the MSRs, such as surety provider termination clauses and servicer terminations that could result if we failed to materially comply with the covenants or conditions of our servicing agreements and did not remedy the failure. Since many factors can affect the estimate of the fair value of MSRs, we regularly evaluate the major assumptions and modeling techniques used in our estimate and review these assumptions against market comparables, if available. We monitor the actual performance of our MSRs by regularly comparing actual cash flow, credit, and prepayment experience to modeled estimates. Refer to Note 12 for further discussion of our servicing activities.

Repossessed and Foreclosed Assets

Assets are classified as repossessed and foreclosed and included in other assets when physical possession of the collateral is taken regardless of whether foreclosure proceedings have taken place. Repossessed and foreclosed assets are carried at the lower of the outstanding balance at the time of repossession or foreclosure or the fair value of the asset less estimated costs to sell. Losses on the revaluation of repossessed and foreclosed assets are charged to the allowance for loan and lease losses at the time of repossession. Declines in value after repossession are charged to other operating expenses for loans and depreciation expense for lease contracts as incurred.

Goodwill and Other Intangibles

Goodwill and other intangible assets, net of accumulated amortization, are reported in other assets. In accordance with applicable accounting standards, goodwill represents the excess of the cost of an acquisition over the fair value of net assets acquired, including identifiable intangibles. Goodwill is reviewed for impairment utilizing a two-step process. The first step of the impairment test requires us to define the reporting units and compare the fair value of each of these reporting units to the respective carrying value. The fair value of the reporting units in our impairment test is determined based on various analyses including discounted cash flow projections using assumptions a market participant would use. If the carrying value is less than the fair value, no impairment exists, and the second step does not need to be completed. If the carrying value is higher than the fair value or there is an indication that impairment may exist, a second step must be performed to compute the amount of the impairment, if any. Applicable accounting standards require goodwill to be tested for impairment annually at the same time every year and whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Our annual goodwill impairment assessment is performed as of August 31 of each year. Refer to Note 14 for a discussion of the related goodwill impairment charge in 2009 and 2008. There was no goodwill impairment charge in 2010.

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

Investment in Operating Leases

Investment in operating leases is reported at cost, less accumulated depreciation and net of impairment charges and origination fees or costs. Depreciation of vehicles is generally provided on a straight-line basis to an estimated residual value over the lease term. Rate support payments that we receive from manufacturers are treated as a reduction to the cost-basis in the underlying lease asset and are recognized over the life of the contract as a reduction to depreciation expense. We periodically evaluate our depreciation rate for leased vehicles based on projected residual values. Income from operating lease assets that includes lease origination fees, net of lease origination costs, is recognized as operating lease revenue on a straight-line basis over the scheduled lease term.

We have significant investments in the residual values of assets in our operating lease portfolio. The residual values represent an estimate of the values of the assets at the end of the lease contracts and are initially determined based on residual values established at contract inception by consulting independently published residual value guides. Realization of the residual values is dependent on our future ability to market the vehicles under the prevailing market conditions. Over the life of the lease, we evaluate the adequacy of our estimate of the residual value and may make adjustments to the depreciation rates to the extent the expected value of the vehicle (including any residual support payments from GM) at lease termination changes. In addition to estimating the residual value at lease termination, we also evaluate the current value of the operating lease asset and test for impairment to the extent necessary based on market considerations and portfolio characteristics. Impairment is determined to exist if the undiscounted expected future cash flows are lower than the carrying value of the asset. If our operating lease assets are considered to be impaired, the impairment is measured as the amount by which the carrying amount of the assets exceeds the fair value as estimated by discounted cash flows. Certain triggering events necessitated an impairment review of the investment in operating leases of our Global Automotive Services beginning in the second quarter of 2008. Refer to Note 10 for a discussion of the impairment charges recognized in 2008.

When a lease vehicle is returned to us, the asset is reclassified from investment in operating leases to other assets and recorded at the lower-of-cost or estimated fair value, less costs to sell.

Impairment of Long-lived Assets

The carrying value of long-lived assets (including property and equipment) are evaluated for impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable from the estimated undiscounted future cash flows expected to result from their use and eventual disposition. Recoverability of assets to be held and used is measured by a comparison of their carrying amount to future net undiscounted cash flows expected to be generated by the assets. If these assets are considered to be impaired, the impairment is measured as the amount by which the carrying amount of the assets exceeds the fair value as estimated by discounted cash flows. Refer to the previous section of this note titled Investment in Operating Leases for a discussion pertaining to impairments related to our investment in operating leases in 2008. No material impairment was recognized in 2010 or 2009.

An impairment test on an asset group to be discontinued, held-for-sale, or otherwise disposed of is performed upon occurrence of a triggering event or when certain criteria are met (e.g., the asset can be disposed of within twelve months, appropriate levels of authority have approved the sale, and there is an active program to locate a buyer). Long-lived assets held-for-sale are recorded at the lower of their carrying amount or estimated fair value less cost to sell. If the carrying value of the assets held-for-sale exceeds the fair value less cost to sell, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets less cost to sell. During 2010 and 2009, impairment losses were recognized on asset groups that were classified as held-for-sale or disposed of by sale. Refer to Note 2 for a discussion of held-for-sale and discontinued operations.

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

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

expected is considered impaired and written down to fair value. Software expenditures that are considered general, administrative, or of a maintenance nature are expensed as incurred.

Private Debt Exchange and Cash Tender Offers

In 2008, we commenced separate private exchange and cash tender offers to purchase and/or exchange certain of outstanding notes held by eligible holders for cash, newly issued notes of Ally, and in the some cases preferred stock of a wholly owned Ally subsidiary. Refer to Note 17 for additional information related to the exchange and cash tender offers.

In evaluating the accounting for the private debt exchange and cash tender offers (the Offers), management was required to make a determination as to whether the Offers should be accounted for as a troubled debt restructuring (TDR) or an extinguishment of Ally and ResCap debt. In concluding on the accounting, management evaluated applicable accounting guidance. The relevant accounting guidance required us to determine whether the exchanges of debt instruments should be accounted for as a TDR. A TDR results when it is determined, evaluating six factors considered to be indicators of whether a debtor is experiencing financial difficulties, that the debtor is experiencing financial difficulties, and the creditors grant a concession; otherwise, such exchanges should be accounted for as an extinguishment or modification of debt. The assessment of this critical accounting estimate required management to apply a significant amount of judgment in evaluating the inputs, estimates, and internally generated forecast information to conclude on the accounting for the Offers.

In assessing whether Ally was experiencing financial difficulties for the purpose of accounting for the Offers, management applied applicable accounting guidance. Our assessment considered internal analyses such as our short- and long-term liquidity projections, net income forecasts, and runoff projections. These analyses were based upon our consolidated financial condition and our comprehensive ability to service both Ally and ResCap obligations and were based only on our current business capabilities and funding sources. In addition to our baseline projections, these analyses incorporated stressed scenarios reflecting continued deterioration of the credit markets, further GM financial distress, and significant curtailments of loans originations. Management assigned probability weights to each scenario to determine an overall risk-weighted projection of our ability to meet our consolidated obligations as they come due. These analyses indicated that we could service all Ally and ResCap obligations as they came due in the normal course of business.

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

Applying extinguishment accounting, we recognized a gain at the time of the exchange for the difference between the carrying value of the exchanged notes and the fair value of the newly issued securities. In accordance with applicable fair value accounting guidance related to Level 3 fair value measures, we performed various analyses with regard to the valuation of the newly issued instruments. Level 3 fair value measures are valuations that are derived primarily from unobservable inputs and rely heavily on management assessments, assumptions, and judgments. In determining the fair value of the newly issued instruments, we performed an internal analysis using trading levels on the trade date, December 29, 2008, of existing Ally unsecured debt, adjusted for the features of the new instruments. We also obtained bid-ask spreads from brokers attempting to make a market in the new instruments.

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

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

Unearned Insurance Premiums and Service Revenue

Insurance premiums, net of premiums ceded to reinsurers, and service revenue are earned over the terms of the policies. The portion of premiums and service revenue written applicable to the unexpired terms of the policies is recorded as unearned insurance premiums or unearned service revenue. For extended service and maintenance contracts, premiums and service revenues are earned on a basis proportionate to the anticipated loss emergence. For other short duration contracts, premiums and unearned service revenue are earned on a pro rata basis. For further detail, refer to Note 3.

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

Reserves for Insurance Losses and Loss Adjustment Expenses

Reserves for insurance losses and loss adjustment expenses are established for the unpaid cost of insured events that have occurred as of a point in time. More specifically, the reserves for insurance losses and loss adjustment expenses represent the accumulation of estimates for both reported losses and those incurred, but not reported, including claims adjustment expenses relating to direct insurance and assumed reinsurance agreements. Estimates for salvage and subrogation recoverable are recognized at the time losses are incurred and netted against provision for insurance losses and loss adjustment expenses. Reserves are established for each business at the lowest meaningful level of homogeneous data. Since the reserves are based on estimates, the ultimate liability may vary from such estimates. The estimates are regularly reviewed and adjustments, which can potentially be significant, are included in earnings in the period in which they are deemed necessary. Refer to Note 18 for detail on these reserves.

Loan Repurchase and Obligations Related to Loan Sales

Our Mortgage operations sell loans that take the form of securitizations guaranteed by the GSEs and whole-loan purchasers. In addition, we infrequently sell securities to investors through private-label securitizations. In connection with these activities we provide to the GSEs, investors, whole-loan purchasers, and financial guarantors (monolines) various representations and warranties related to the loans sold. These representations and warranties generally relate to, among other things, the ownership of the loan, the validity of the lien securing the loan, the loan’s compliance with the criteria for inclusion in the transaction, including compliance with underwriting standards or loan criteria established by the buyer, ability to deliver required documentation and compliance with applicable laws. Generally, the representations and warranties described in Note 30 may be enforced at any time over the life of the loan. ResCap assumes all of the customary representation and warranty obligations for loans purchased from Ally Bank and subsequently sold into the secondary market. In the event ResCap fails to meet these obligations, Ally Financial Inc. has provided a guarantee to Ally Bank that covers it from liability.

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

The reserve for representation and warranty obligations reflects management’s best estimate of probable lifetime loss. We consider historical and recent demand trends in establishing the reserve. The methodology used to estimate the reserve considers a variety of assumptions including borrower performance (both actual and estimated future defaults), repurchase demand behavior, historical loan defect experience, historical and estimated future loss experience, which includes projections

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

of future home price changes as well as other qualitative factors including investor behavior. In cases where we do not have or have limited current or historical demand experience with an investor, because it is difficult to predict the level and timing of future demands, if any, losses cannot currently be reasonably estimated, and a liability is not recognized. Management monitors the adequacy of the overall reserve and makes adjustments to the level of reserve, as necessary, after consideration of other qualitative factors including ongoing dialogue with counterparties.

At the time a loan is sold, an estimate of the fair value of the liability is recorded and classified in accrued expenses and other liabilities on our Consolidated Balance Sheet, and recorded as a component of gain (loss) on mortgage and automotive loans, net, in our Consolidated Statement of Income. We recognize changes in the reserve when additional relevant information becomes available. Changes in the liability are recorded as other operating expenses in our Consolidated Statement of Income.

Derivative Instruments and Hedging Activities

We use derivative instruments for risk management purposes. Some of our derivative instruments are designated in qualifying hedge accounting relationships; other derivatives instruments do not qualify for hedge accounting or are not elected to be designated in a qualifying hedging relationship. In accordance with applicable accounting standards, all derivative financial instruments, whether designated for hedge accounting or not, are required to be recorded on the balance sheet as assets or liabilities and measured at fair value. Additionally, we generally report derivative financial instruments in the Consolidated Balance Sheet on a gross basis. However, in certain instances we report our position on a net basis where we have asset and liability derivative positions with a single counterparty, we have a legally enforceable right of offset, and we intend to settle the position on a net basis. For additional detail on derivative instruments and hedging activities, refer to Note 23.

At inception of a hedging relationship, we designate each qualifying derivative financial instrument as a hedge of the fair value of a specifically identified asset or liability (fair value hedge); as a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge); or as a hedge of the foreign-currency exposure of a net investment in a foreign operation. We formally document all relationships between hedging instruments and hedged items and risk management objectives for undertaking various hedge transactions. Both at the hedge’s inception and on an ongoing basis, we formally assess whether the derivatives that are used in hedging relationships are highly effective in offsetting changes in fair values or cash flows of hedged items.

Changes in the fair value of derivative financial instruments that are designated and qualify as fair value hedges along with the gain or loss on the hedged asset or liability attributable to the hedged risk, are recorded in the current period earnings. For qualifying cash flow hedges, the effective portion of the change in the fair value of the derivative financial instruments is recorded in accumulated other comprehensive income, a component of equity, and recognized in the income statement when the hedged cash flows affect earnings. For a derivative designated as hedging the foreign-currency exposure of a net investment in a foreign operation, the gain or loss is reported in accumulated other comprehensive income as part of the cumulative translation adjustment with the exception of the spot to forward difference, which is recorded in current period earnings. The ineffective portions of fair value, cash flow, and net investment hedges are immediately recognized in earnings, along with the portion of the change in fair value that is excluded from the assessment of hedge effectiveness, if any.

The hedge accounting treatment described herein is no longer applied if a derivative financial instrument is terminated or the hedge designation is removed or is assessed to be no longer highly effective. For these terminated fair value hedges, any changes to the hedged asset or liability remain as part of the basis of the asset or liability and are recognized into income over the remaining life of the asset or liability. For terminated cash flow hedges, unless it is probable that the forecasted cash flows will not occur within a specified period, any changes in fair value of the derivative financial instrument previously recognized remain in other comprehensive income, a component of equity, and are reclassified into earnings in the same period that the hedged cash flows affect earnings. The previously recognized net derivative gain or loss for a net investment hedge continues to remain in accumulated other comprehensive income until earnings are impacted by sale or liquidation of the associated foreign operation. In all instances, after hedge accounting is no longer applied, any subsequent changes in fair value of the derivative instrument will be recorded into earnings.

Changes in the fair value of derivative financial instruments held for risk management purposes that are not designated as hedges under GAAP are reported in current period earnings.

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

Loan Commitments

We enter into commitments to make loans whereby the interest rate on the loans is set prior to funding (i.e., interest rate lock commitments). Interest rate lock commitments for mortgage loans to be originated for sale are derivative financial instruments carried at fair value in accordance with applicable accounting standards with changes in fair value included within current period earnings. The fair value of the interest rate lock commitments, which include expected net future cash flows related to the associated servicing of the loan, are accounted for through earnings for all written loan commitments accounted for at fair value. Servicing assets are recognized as distinct assets once they are contractually separated from the underlying loan by sale or securitization. Day-one gains or losses on derivative interest rate lock commitments are recognized when applicable.

Income Taxes

Effective June 30, 2009, we converted from an LLC to a Delaware corporation, thereby ceasing to be a pass-through entity for income tax purposes. As a result, we recorded our deferred tax assets and liabilities using the estimated corporate effective tax rate. Our banking, insurance, and foreign subsidiaries were generally always corporations and continued to be subject to tax and provide for U.S. federal, state, and foreign income taxes.

Our income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid. We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.

Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise we consider all available positive and negative evidence including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, we begin with historical results adjusted for the results of discontinued operations and changes in accounting policies and incorporate assumptions including the amount of future state, federal and foreign pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss). For the years ended December 31, 2010 and 2009, we have concluded that the negative evidence is more objective and therefore outweighs the positive evidence, and therefore we have recorded total valuation allowances on net deferred tax assets of $2.0 billion and $2.5 billion, respectively. For additional information regarding our provision for income taxes, refer to Note 24.

We recognize accrued interest and penalties related to uncertain income tax positions in interest expense and other operating expenses, respectively.

Stock-based Compensation

Under accounting guidance for stock compensation, compensation cost recognized includes cost for stock-based awards. For certain stock-based awards compensation cost is ratably charged to expense over the applicable service periods. For other stock-based awards the awards require liability treatment and are remeasured quarterly at fair value until they are paid, with changes in fair value charged to compensation expense in the period in which the change occurs. Refer to Note 25 for a discussion of our share-based compensation plans.

Foreign Exchange

Foreign-denominated assets and liabilities resulting from foreign-currency transactions are valued using period-end foreign-exchange rates and the results of operations and cash flows are determined using approximate weighted average exchange rates for the period. Translation adjustments are related to foreign subsidiaries using local currency as their functional currency and are reported as a separate component of accumulated other comprehensive income in the Consolidated Statement of Changes in Equity. We may elect to enter into foreign-currency derivatives to mitigate our exposure to changes in foreign-exchange rates. Refer to Derivative Instruments and Hedging Activities above for a discussion of our hedging activities of the foreign-currency exposure of a net investment in a foreign operation.

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

Recently Adopted Accounting Standards

Transfers and Servicing — Accounting for Transfers of Financial Assets (ASU 2009-16)

As of January 1, 2010, we adopted Accounting Standards Update (ASU) 2009-16 (formerly Statement of Financial Accounting Standards Board (SFAS) No. 166), which amended Accounting Standards Codification (ASC) Topic 860, Transfers and Servicing. This standard removes the concept of a qualifying special-purpose entity (QSPE) and creates more stringent conditions for reporting a sale when a portion of a financial asset is transferred. To determine if a transfer is to be accounted for as a sale, the transferor must assess whether the transferor and all of the entities included in the transferor’s consolidated financial statements surrendered control of the assets. For partial asset transfers, the transferred portion must represent a pro rata component of the entire asset with no form of subordination. This standard is applied prospectively for transfers that occur on or after the effective date; however, the elimination of the QSPE concept required us to retrospectively assess all current off-balance sheet QSPE structures for consolidation under ASC Topic 810, Consolidation, and record a cumulative-effect adjustment to retained earnings for any consolidation change. Retrospective application of ASU 2009-16, specifically the QSPE removal, was assessed as part of the analysis required by ASU 2009-17, Consolidations —Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. Refer to the section below for further information related to ASU 2009-17.

Consolidations — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (ASU 2009-17)

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

Fair Value Measurements and Disclosures — Improving Disclosures about Fair Value Measurements (ASU 2010-06)

As of March 31, 2010, we adopted the majority of ASU 2010-06, which amends ASC Topic 820, Fair Value Measurements and Disclosures. The ASU requires fair value disclosures for each asset and liability class, disclosures related to inputs and valuation methods for measurements that use Level 2 or Level 3 inputs, disclosures of significant transfers between Levels 1 and 2, and the gross presentation of significant transfers into or out of Level 3 within the Level 3 rollforward. The ASU also requires the gross presentation of purchases, sales, issuances, and settlements within the Level 3 rollforward; however, this specific requirement will be effective for us during the three months ended March 31, 2011. The disclosure requirement by class is a greater level of disaggregation compared to the previous requirement, which was based on the major asset or liability category. While the adoption of ASU 2010-06 expanded our disclosures related to fair value measurements, it did not modify the accounting treatment or measurement of items at fair value and, as such, did not have a material impact on our consolidated financial condition or results of operation.

Derivatives and Hedging — Scope Exception Related to Embedded Credit Derivatives (ASU 2010-11)

As of July 1, 2010, we adopted ASU 2010-11, which clarifies that the transfer of credit risk that is only in the form of subordination of one financial instrument to another financial instrument (such as the subordination of one beneficial interest to another tranche of a securitization) is the only embedded derivative feature that does not require an analysis for bifurcation or separate accounting under ASC 815, Derivatives and Hedging. In addition, the ASU provides guidance on whether other embedded credit derivatives in financial instruments are subject to bifurcation and separate accounting. The adoption did not have a material impact on our consolidated financial condition or results of operation.

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

Receivables — Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (ASU 2010-20)

As of December 31, 2010, we adopted ASU 2010-20, which requires expanded disclosures related to the credit quality of finance receivables and loans. This disclosure will be effective for us during the December 31, 2010, reporting period. The ASU also requires a rollforward of the allowance for loan losses, additional activity based disclosures for both financing receivables, and the allowance for each reporting period and certain new disclosures about troubled debt restructurings all of which would be effective for us during the March 31, 2011, reporting period. We have early adopted the rollforward requirement in the December 31, 2010, reporting period. As of January 19, 2011, the Financial Accounting Standards Board (FASB) issued ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, which effectively defers the disclosure requirements in ASU 2010-20 related to trouble debt restructurings while they deliberate other potential changes to the accounting for troubled debt restructurings. This deferral will end when the deliberations conclude and the guidance is issued. This is anticipated to be for reporting periods ended after June 15, 2011. Since the guidance relates only to disclosures, adoption will not have a material effect on our consolidated financial condition or results of operation.

Recently Issued Accounting Standards

Revenue Recognition — Revenue Arrangements with Multiple Deliverables (ASU 2009-13)

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

Intangibles — Goodwill and Other (ASU 2010-28)

In December 2010, the FASB issued ASU 2010-28, which amends ASC Topic 350, Intangibles — Goodwill and Other, to modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test. Additionally, when determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. ASU 2010-28 is effective for us on January 1, 2011. We do not expect the adoption to have a material impact to our consolidated financial condition or results of operation.

Financial Services — Insurance — Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (ASU 2010-26)

In December 2010, the FASB issued ASU 2010-26, which amends ASC 944, Financial Services — Insurance. The amendments in this ASU specify which costs incurred in the acquisition of new and renewal insurance contracts should be capitalized. All other acquisition-related costs should be expensed as incurred. If the initial application of the amendments in this ASU results in the capitalization of acquisition costs that had not been previously capitalized, an entity may elect not to capitalize those types of costs. The ASU is effective for us on January 1, 2012. We do not expect the adoption to have a material impact to our consolidated financial condition or results of operation.

2.	Discontinued and Held-for-sale Operations

Discontinued Operations

We classified certain operations as discontinued using generally accepted accounting principles in the United States of America, as the associated operations and cash flows will be eliminated from our ongoing operations and we will not have any significant continuing involvement in their operations after the respective sale transactions. For all periods presented, all of the operating results for these operations were removed from continuing operations and are presented separately as discontinued operations, net of tax. The Notes to the Consolidated Financial Statements were adjusted to exclude discontinued operations unless otherwise noted.

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

Select Mortgage — Legacy Portfolio and Other Operations

During 2009, we committed to sell certain international operations. These operations included residential mortgage loan origination, acquisition, servicing, asset management, sale, and securitizations in the United Kingdom and continental Europe (the Netherlands and Germany). On September 30, 2010, and October 1, 2010, we completed the sale of these operations.

Select Insurance Operations

During 2009, we committed to sell the U.S. and U.K. consumer property and casualty insurance business. These operations provided vehicle and home insurance through a number of distribution channels including independent agents, affinity groups, and the internet. The sale of our U.S. consumer property and casualty insurance business was completed during the first quarter of 2010. We are in active negotiations and expect to complete the sale of our U.K. consumer property and casualty insurance business during the first half of 2011.

Select International Automotive Finance Operations

During 2010, we ceased operations of our International Automotive Finance operations in Australia and Russia and classified them as discontinued. During the fourth quarter of 2010, we also committed to sell our operations in Venezuela, which resulted in a pretax loss of $108 million during the three months ended December 31, 2010. The loss represents the impairment recognized to present the operations at the lower-of-cost or fair value. The fair value was determined using an internally developed discounted cash flow model (a Level 3 fair value input). The impairment loss was primarily driven by the realization of an unfavorable accumulated translation adjustment of $94 million. We expect to complete the sale of our Venezuela operations during 2011.

During 2009, we committed to sell certain operations of our International Automotive Finance operations including our Argentina, Poland, and Ecuador operations and our Masterlease operations in Australia, Belgium, France, Italy, Mexico, the Netherlands, Poland, and the United Kingdom. Our Masterlease operations provide full-service individual leasing and fleet leasing products including maintenance, fleet, and accident management services as well as fuel programs, short-term vehicle rental, and title and licensing services. During 2009, we completed the sale of the Masterlease operations in Italy, Mexico, and the Netherlands. During 2010, we completed the sale of our automotive finance operations in Poland and our Masterlease operations in Australia, Poland, Belgium, and France. In July and December 2010, we completed the sale of our Argentina operations and our Masterlease operations in the United Kingdom, respectively. We completed the sale of our Ecuador operations during the first quarter of 2011.

Select Commercial Finance Group Operations

During 2009, we committed to sell the North American-based factoring business of our Commercial Finance Group. On April 30, 2010, the sale of the North American-based factoring business was completed.

Select Financial Information

The pretax income or loss recognized for the discontinued operations, including the direct costs to transact a sale, could differ from the ultimate sales price due to the fluidity of ongoing negotiations, price volatility, changing interest rates, changing foreign-currency rates, and future economic conditions.

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

Selected financial information of discontinued operations is summarized below.

Year ended December 31, ($ in millions)	2010	2009	2008
Select Mortgage — Legacy and Other operations
Total net revenue (loss)	$60	$(637)	$(2,073)
Pretax income (loss) including direct costs to transact a sale	47	(2,234)	(2,955)
Tax (benefit) expense	(3)	—	100
Select Insurance operations
Total net revenue	$417	$1,448	$1,780
Pretax (loss) income including direct costs to transact a sale (a)	(23)	(810)	97
Tax (benefit) expense	(1)	(99)	25
Select International operations
Total net revenue	$117	$352	$432
Pretax income (loss) including direct costs to transact a sale (a)	10	(323)	15
Tax (benefit) expense	(4)	(26)	13
Select Commercial Finance operations
Total net revenue	$11	$39	$49
Pretax income (loss) including direct costs to transact a sale (a)	7	(32)	(23)
Tax (benefit) expense	—	(9)	1

(a)	Includes certain income tax activity recognized by Corporate and Other.

Held-for-sale Operations

The assets and liabilities of operations held-for-sale are summarized below.

December 31, 2010 ($ in millions)	Select Insurance operations (a)	Select International operations (b)	Total held-for-sale operations
Assets
Cash and cash equivalents
Noninterest-bearing	$5	$14	$19
Interest-bearing	—	33	33

Total cash and cash equivalents	5	47	52
Investment securities	435	—	435
Finance receivables and loans, net
Finance receivables and loans, net	—	242	242
Allowance for loan losses	—	(3)	(3)

Total finance receivables and loans, net	—	239	239
Premiums receivable and other insurance assets	169	—	169
Other assets	138	16	154
Impairment on assets of held-for-sale operations	(224)	(135)	(359)

Total assets	$523	$167	$690

Liabilities
Interest-bearing deposit liabilities	$—	$6	$6
Short-term borrowings	—	47	47
Long-term debt	—	115	115
Interest payable	—	2	2
Unearned insurance premiums and service revenue	115	—	115
Reserves for insurance losses and loss adjustment expenses	362	—	362
Accrued expenses and other liabilities	33	—	33

Total liabilities	$510	$170	$680

(a)	Includes the U.K. consumer property and casualty insurance business.
(b)	Includes the International Automotive Finance operations of Ecuador and Venezuela.

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

December 31, 2009 ($ in millions)	Select Mortgage – Legacy and Other operations (a)	Select Insurance operations (b)	Select International operations (c)	Select Commercial Finance Group operations (d)	Total held-for-sale operations
Assets
Cash and cash equivalents
Noninterest-bearing	$4	$578	$33	$—	$615
Interest-bearing	151	—	11	—	162

Total cash and cash equivalents	155	578	44	—	777
Trading securities	36	—	—	—	36
Investment securities	—	794	—	—	794
Loans held-for-sale, net	214	—	—	—	214
Finance receivables and loans, net
Finance receivables and loans, net	2,650	—	660	233	3,543
Allowance for loan losses	(89)	—	(11)	—	(100)

Total finance receivables and loans, net	2,561	—	649	233	3,443
Investment in operating leases, net	—	—	885	—	885
Mortgage servicing rights	(26)	—	—	—	(26)
Premiums receivable and other insurance assets	—	1,126	—	—	1,126
Other assets	512	176	135	—	823
Impairment on assets of held-for-sale operations	(903)	(231)	(324)	(30)	(1,488)

Total assets	$2,549	$2,443	$1,389	$203	$6,584

Liabilities
Short-term borrowings	$—	$34	$57	$—	$91
Long-term debt	1,749	—	237	—	1,986
Interest payable	3	—	1	—	4
Unearned insurance premiums and service revenue	—	517	—	—	517
Reserves for insurance losses and loss adjustment expenses	—	1,471	—	—	1,471
Accrued expenses and other liabilities	430	84	128	187	829

Total liabilities	$2,182	$2,106	$423	$187	$4,898

(a)	Includes the operations in continental Europe and the United Kingdom.
(b)	Includes the U.S. and U.K. consumer property and casualty insurance businesses.
(c)	Includes the International Automotive Finance operations of Argentina, Ecuador, and Poland and Masterlease in Australia, Belgium, France, Poland, and the United Kingdom.
(d)	Includes the North American-based factoring business of our Commercial Finance Group.

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

Recurring Fair Value

The following tables display the assets and liabilities of our held-for-sale operations measured at fair value on a recurring basis. Refer to Note 27 for descriptions of valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to these models, and significant assumptions used.

	Recurring fair value measurements
December 31, 2010 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Investment securities
Available-for-sale securities
Debt securities
Foreign government	$256	$—	$—	$256
Other	—	179	—	179

Total assets	$256	$179	$—	$435

	Recurring fair value measurements
December 31, 2009 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Trading securities
Mortgage-backed
Residential	$—	$—	$36	$36

Total trading securities	—	—	36	36
Investment securities
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	243	2	—	245
States and political subdivisions	—	24	—	24
Foreign government	329	—	—	329
Corporate debt securities	—	7	—	7
Other	—	189	—	189

Total debt securities	572	222	—	794
Mortgage servicing rights	—	—	(26)	(26)
Other assets
Interests retained in financial asset sales	—	—	153	153
Fair value of derivative contracts in receivable position
Interest rate contracts	—	60	—	60

Total assets	$572	$282	$163	$1,017

Liabilities
Accrued expenses and other liabilities
Fair value of derivative contracts in liability position
Interest rate contracts	$—	$(40)	$—	$(40)

Total liabilities	$—	$(40)	$—	$(40)

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

The following tables present the reconciliation for all Level 3 assets and liabilities of our held-for-sale operations measured at fair value on a recurring basis.

	Level 3 recurring fair value measurements
($ in millions)	Fair value at January 1, 2010	Net realized/ unrealized gains (losses) included in earnings (a)	Purchases, issuances, and settlements, net		Fair value at December 31, 2010	Net unrealized gains included in earnings still held at December 31, 2010 (a)
Assets
Trading securities
Mortgage-backed
Residential	$36	$3	$(39)		$—	$—

Total trading securities	36	3	(39)		—	—
Consumer mortgage finance receivables and loans, net (b)	—	422	(422	) (c)	—	—
Mortgage servicing rights	(26)	—	26		—	—
Other assets
Interests retained in financial asset sales	153	—	(153)		—	—

Total assets	$163	$425	$(588)		$—	$—

Liabilities
Secured debt
On-balance sheet securitization debt (b)	$—	$(57)	$57	(c)	$—	$—

Total liabilities	$—	$(57)	$57		$—	$—

(a)	Reported as income (loss) from discontinued operations, net of tax, in the Consolidated Statement of Income.
(b)	Carried at fair value due to fair value option elections.
(c)	Includes a $10.1 billion increase due to the adoption of ASU 2009-17 on January 1, 2010. This increase was subsequently offset when the operations were sold on September 30, 2010.

3.	Insurance Premiums and Service Revenue Earned

The following table is a summary of insurance premiums and service revenue written and earned.

	2010		2009		2008
Year ended December 31, ($ in millions)	Written	Earned	Written	Earned	Written	Earned
Insurance premiums
Direct	$882	$807	$795	$854	$982	$1,054
Assumed	233	299	604	680	737	682

Gross insurance premiums	1,115	1,106	1,399	1,534	1,719	1,736
Ceded	(268)	(267)	(604)	(695)	(481)	(321)

Net insurance premiums	847	839	795	839	1,238	1,415
Service revenue	770	1,026	685	1,138	964	1,295

Insurance premiums and service revenue written and earned	$1,617	$1,865	$1,480	$1,977	$2,202	$2,710

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

4.	Other Income, Net of Losses

Details of other income, net of losses, were as follows.

Year ended December 31, ($ in millions)	2010	2009	2008
Mortgage processing fees and other mortgage income (loss)	$234	$128	$(257)
Late charges and other administrative fees (a)	140	156	159
Remarketing fees	137	128	120
Full-service leasing fees	72	128	154
Income (loss) from equity-method investments (b)	56	17	(496)
Real estate services, net	9	(267)	(62)
Fair value adjustment on derivatives (c)	(162)	(56)	(99)
Change due to fair value option elections (d)	(217)	(215)	(237)
Other, net	375	161	75

Total other income, net of losses	$644	$180	$(643)

(a)	Includes nonmortgage securitization fees.
(b)	During 2008, we recognized $765 million in losses related to an investment accounted for using the equity method. The losses included $195 million as an estimate of our share of the investee’s net loss and the impairment of our remaining investment interests of $570 million. At December 31, 2008, we had no remaining balance in our investment, no further financial obligations, and ceased equity-method accounting.
(c)	Refer to Note 23 for a description of derivative instruments and hedging activities.
(d)	Refer to Note 27 for a description of fair value option elections.

5.	Other Operating Expenses

Details of other operating expenses were as follows.

Year ended December 31, ($ in millions)	2010	2009	2008
Mortgage representation and warranty, net	$670	$1,494	$238
Insurance commissions	587	635	803
Technology and communications	500	593	565
Professional services	303	505	607
Vehicle remarketing and repossession	188	194	287
Advertising and marketing	172	202	154
Lease and loan administration	160	164	151
Regulatory and licensing fees	119	90	15
State and local nonincome taxes	111	118	95
Occupancy	97	107	157
Premises and equipment depreciation	92	85	123
Restructuring	80	63	192
Full-service leasing vehicle maintenance costs	64	132	150
Other	640	850	1,494

Total other operating expenses	$3,783	$5,232	$5,031

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

6.	Trading Securities

The fair value for our portfolio of trading securities was as follows.

December 31, ($ in millions)	2010	2009
U.S. Treasury	$77	$—
Mortgage-backed
Residential	69	143
Asset-backed	94	596

Total trading securities	$240	$739

Net unrealized gains on securities held at December 31, (a)	$21	$203

(a)	Net unrealized losses totaled $1,864 million at December 31, 2008.

7.	Investment Securities

Our portfolio of investment securities includes bonds, equity securities, asset- and mortgage-backed securities, interests in securitization trusts, and other investments. The cost, fair value, and gross unrealized gains and losses on available-for-sale and held-to-maturity securities were as follows.

	2010				2009
	Cost	Gross unrealized		Fair value	Cost	Gross unrealized		Fair value
December 31, ($ in millions)		gains	losses			gains	losses
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$3,307	$22	$(11)	$3,318	$3,501	$15	$(6)	$3,510
States and political subdivisions	3	—	(1)	2	779	36	(4)	811
Foreign government	1,231	19	(2)	1,248	1,161	20	(8)	1,173
Mortgage-backed
Residential (a)	5,844	60	(79)	5,825	3,404	76	(19)	3,461
Asset-backed	1,934	15	(1)	1,948	1,000	7	(2)	1,005
Corporate debt	1,537	34	(13)	1,558	1,408	74	(9)	1,473
Other	152	—	(1)	151	47	—	—	47

Total debt securities (b)	14,008	150	(108)	14,050	11,300	228	(48)	11,480
Equity securities	766	60	(30)	796	631	52	(8)	675

Total available-for-sale securities (c)	14,774	210	(138)	14,846	11,931	280	(56)	12,155

Held-to-maturity securities
Total held-to-maturity securities	—	—	—	—	3	—	—	3

Total investment securities	$14,774	$210	$(138)	$14,846	$11,934	$280	$(56)	$12,158

(a)	Residential mortgage-backed securities include agency-backed bonds totaling $4,503 million and $2,248 million at December 31, 2010 and 2009, respectively.
(b)	In connection with certain borrowings and letters of credit relating to certain assumed reinsurance contracts, $153 million and $164 million of primarily U.K. Treasury securities were pledged as collateral at December 31, 2010 and 2009, respectively.
(c)	Certain entities related to our Insurance operations are required to deposit securities with state regulatory authorities. These deposited securities totaled $12 million and $15 million at December 31, 2010 and 2009, respectively.

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

The maturity distribution of available-for-sale debt securities outstanding is summarized in the following tables. Prepayments may cause actual maturities to differ from scheduled maturities.

December 31, 2010	Total		Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years (a)
($ in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Fair value of available-for-sale debt securities (b)
U.S. Treasury and federal agencies	$3,318	1.4%	$124	1.2%	$3,094	1.3%	$100	3.7%	$—	—%
States and political subdivisions	2	8.7	—	—	—	—	—	—	2	8.7
Foreign government	1,248	3.1	7	2.2	1,092	3.1	149	3.5	—	—
Mortgage-backed Residential	5,825	3.8	—	—	57	3.2	64	4.4	5,704	3.8
Asset-backed	1,948	2.5	—	—	1,146	2.2	500	2.4	302	4.0
Corporate debt	1,558	3.9	22	5.7	811	3.5	593	4.3	132	4.0
Other	151	1.5	151	1.5	—	—	—	—	—	—

Total available-for-sale debt securities	$14,050	3.0	$304	1.7	$6,200	2.1	$1,406	3.5	$6,140	3.8

Amortized cost of available-for-sale debt securities	$14,008		$305		$6,152		$1,388		$6,163

(a)	Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment options.
(b)	Yields on tax-exempt obligations have been computed on a tax-equivalent basis.

December 31, 2009	Total		Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years (a)
($ in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Fair value of available-for-sale debt securities (b)
U.S. Treasury and federal agencies	$3,510	1.9%	$103	1.1%	$3,390	1.9%	$17	4.1%	$—	—%
States and political subdivisions	811	7.0	9	7.0	175	7.2	147	7.0	480	6.9
Foreign government	1,173	3.8	66	1.7	872	3.8	229	4.5	6	5.3
Mortgage-backed Residential	3,461	6.5	—	—	2	6.5	36	13.0	3,423	6.4
Asset-backed	1,005	2.5	34	5.2	735	2.3	186	2.6	50	3.9
Corporate debt	1,473	5.2	283	3.4	575	5.8	570	5.4	45	6.9
Other	47	3.6	—	—	32	3.4	15	4.0	—	—

Total available-for-sale debt securities	$11,480	4.3	$495	2.8	$5,781	2.8	$1,200	5.2	$4,004	6.5

Amortized cost of available-for-sale debt securities	$11,300		$473		$5,728		$1,169		$3,930

(a)	Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment options.
(b)	Yields on tax-exempt obligations have been computed on a tax-equivalent basis.

The balance of cash equivalents was $5.3 billion and $1.8 billion at December 31, 2010 and 2009, respectively and are composed primarily of money market accounts and short-term securities, including U.S. Treasury bills.

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

The following table presents gross gains and losses realized upon the sales of available-for-sale securities and other-than-temporary impairment.

Year ended December 31, ($ in millions)	2010	2009	2008
Gross realized gains	$541	$350	$109
Gross realized losses	(35)	(129)	(264)
Other-than-temporary impairment	(1)	(55)	(223)

Net realized gains (losses)	$505	$166	$(378)

The following table presents interest and dividends on available-for-sale securities.

Year ended December 31, ($ in millions)	2010	2009	2008
Taxable interest	$335	$180	$307
Taxable dividends	17	9	26
Interest and dividends exempt from U.S. federal income tax	10	37	43

Interest and dividends on available-for-sale securities	$362	$226	$376

Certain available-for-sale securities were sold at a loss in 2010, 2009, and 2008 as a result of market conditions within these respective periods (e.g., a downgrade in the rating of a debt security). The table below summarizes available-for-sale securities in an unrealized loss position in accumulated other comprehensive income. Based on the methodology described below that has been applied to these securities, we believe that the unrealized losses relate to factors other than credit losses in the current market environment. At December 31, 2010, we do not have the intent to sell the debt securities with an unrealized loss position in accumulated other comprehensive income, and it is not more likely than not that we will not be required to sell these securities before recovery of their amortized cost basis. Also, at December 31, 2010, we had the ability and intent to hold equity securities with an unrealized loss position in accumulated other comprehensive income. As a result, we believe that the securities with an unrealized loss position in accumulated other comprehensive income are not considered to be other-than-temporarily impaired at December 31, 2010. Refer to Note 1 to the Consolidated Financial Statements for further information related to investment securities and our methodology for evaluating potential other-than-temporary impairment.

	2010				2009
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
December 31, ($ in millions)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$702	$(11)	$—	$—	$1,430	$(6)	$—	$—
States and political subdivisions	2	(1)	—	—	82	(2)	8	(2)
Foreign government	323	(2)	—	—	536	(8)	—	—
Mortgage-backed	3,159	(77)	11	(2)	811	(14)	6	(5)
Asset-backed	238	(1)	2	—	202	(1)	22	(1)
Corporate debt	653	(13)	5	—	47	(1)	120	(8)
Other	80	(1)	—	—	7	—	—	—

Total temporarily impaired debt securities	5,157	(106)	18	(2)	3,115	(32)	156	(16)
Total temporarily impaired equity securities	250	(27)	26	(3)	115	(5)	52	(3)

Total temporarily impaired available-for-sale securities	$5,407	$(133)	$44	$(5)	$3,230	$(37)	$208	$(19)

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

8.	Loans Held-for-sale, Net

The composition of loans held-for-sale, net, reported at carrying value was as follows.

	2010			2009
December 31, ($ in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total
Consumer automobile	$—	$—	$—	$9,417	$184	$9,601
Consumer mortgage
1st Mortgage	10,191	364	10,555	9,269	530	9,799
Home equity	856	—	856	1,068	—	1,068

Total consumer mortgage (a)	11,047	364	11,411	10,337	530	10,867
Commercial
Commercial and industrial
Other	—	—	—	—	157	157

Total commercial	—	—	—	—	157	157

Total loans held-for-sale (b)	$11,047	$364	$11,411	$19,754	$871	$20,625

(a)	Fair value option-elected domestic consumer mortgages were $6.4 billion and $5.5 billion at December 31, 2010 and 2009, respectively. Refer to Note 27 for additional information.
(b)	Totals are net of unamortized premiums and discounts and deferred fees and costs of $161 million and $318 million at December 31, 2010 and 2009, respectively.

During the year ended December 31, 2009, our Mortgage operations reclassified loans with an unpaid principal balance of $8.5 billion from finance receivables and loans, net, to loans held-for-sale, net, on our Consolidated Balance Sheet. Due to capital preservation strategies, business divestitures, and future liquidity considerations, we changed our intent to hold these mortgage loans for the foreseeable future. These loans were measured at fair value immediately prior to the transfer resulting in a valuation loss of $3.4 billion during the year ended December 31, 2009. We recognized the credit and noncredit component of these losses in provision for loan losses and gain (loss) on mortgage loans, net, respectively, in our Consolidated Statement of Income.

The following table summarizes held-for-sale mortgage loans reported at carrying value by higher-risk loan type.

Year ended December 31, ($ in millions)	2010	2009
High original loan-to-value (greater than 100%) mortgage loans	$331	$390
Payment-option adjustable-rate mortgage loans	16	47
Interest-only mortgage loans	481	1,360
Below-market rate (teaser) mortgages	151	183

Total (a)	$979	$1,980

(a)	The majority of these loans are held by our Mortgage Legacy Portfolio and Other operations at December 31, 2010 and 2009.

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

9.	Finance Receivables and Loans, Net

The composition of finance receivables and loans, net, reported at carrying value before allowance for loan losses was as follows.

	2010			2009
December 31, ($ in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total
Consumer automobile	$34,604	$16,650	$51,254	$12,514	$17,731	$30,245
Consumer mortgage
1st Mortgage	6,917	390	7,307	6,921	405	7,326
Home equity	3,441	—	3,441	3,886	1	3,887

Total consumer mortgage	10,358	390	10,748	10,807	406	11,213
Commercial
Commercial and industrial
Automobile	24,944	8,398	33,342	19,604	7,943	27,547
Mortgage	1,540	41	1,581	1,572	96	1,668
Other	1,795	312	2,107	2,688	437	3,125
Commercial real estate
Automobile	2,071	216	2,287	2,008	221	2,229
Mortgage	1	78	79	121	162	283

Total commercial	30,351	9,045	39,396	25,993	8,859	34,852
Loans at fair value (a)	663	352	1,015	1,391	—	1,391

Total finance receivables and loans (b)	$75,976	$26,437	$102,413	$50,705	$26,996	$77,701

(a)	Includes domestic consumer mortgages at fair value as a result of fair value option election. Refer to Note 27 for additional information.
(b)	Totals are net of unearned income, unamortized premiums and discounts, and deferred fees and costs of $2.9 billion and $2.4 billion at December 31, 2010 and 2009, respectively.

The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans.

($ in millions)	Consumer automobile	Consumer mortgage	Commercial	Total
Allowance at January 1, 2010	$1,024	$640	$781	$2,445
Cumulative effect of change in accounting principles (a)	222	—	—	222
Charge-offs
Domestic	(776)	(239)	(282)	(1,297)
Foreign	(194)	(4)	(151)	(349)

Total charge-offs	(970)	(243)	(433)	(1,646)

Recoveries
Domestic	319	26	18	363
Foreign	71	1	13	85

Total recoveries	390	27	31	448

Net charge-offs	(580)	(216)	(402)	(1,198)
Provision for loan losses	304	164	(26)	442
Discontinued operations	—	—	(4)	(4)
Other	—	(8)	(26)	(34)

Allowance at December 31, 2010	$970	$580	$323	$1,873

Allowance for loan losses
Individually evaluated for impairment	$—	$100	$127	$227
Collectively evaluated for impairment	970	480	196	1,646
Loans acquired with deteriorated credit quality	20	—	—	20
Finance receivables and loans at historical cost
Ending balance	51,254	10,748	39,396	101,398
Individually evaluated for impairment	—	487	1,308	1,795
Collectively evaluated for impairment	51,254	10,261	38,088	99,603
Loans acquired with deteriorated credit quality	170	—	—	170

(a)	Effect of change in accounting principle due to adoption of ASU 2009-17. Refer to Note 1 for additional information.

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

($ in millions)	Consumer automobile	Consumer mortgage	Commercial	Total
Allowance at January 1, 2009	$1,394	$1,142	$897	$3,433
Charge-offs
Domestic	(1,001)	(1,424)	(955)	(3,380)
Foreign	(372)	(185)	(76)	(633)
Write downs related to transfers to held-for-sale	(11)	(3,417)	(10)	(3,438)

Total charge-offs	(1,384)	(5,026)	(1,041)	(7,451)

Recoveries
Domestic	189	68	19	276
Foreign	71	—	5	76

Total recoveries	260	68	24	352

Net charge-offs	(1,124)	(4,958)	(1,017)	(7,099)
Provision for loan losses	755	3,951	898	5,604
Discontinued operations	13	556	(3)	566
Other	(14)	(51)	6	(59)

Allowance at December 31, 2009	$1,024	$640	$781	$2,445

Allowance for loan losses
Individually evaluated for impairment	$—	$80	$471	$551
Collectively evaluated for impairment	1,024	560	310	1,894
Loans acquired with deteriorated credit quality	37	—	—	37
Finance receivables and loans at historical cost
Ending balance	30,245	11,213	34,852	76,310
Individually evaluated for impairment	—	263	2,121	2,384
Collectively evaluated for impairment	30,245	10,950	32,731	73,926
Loans acquired with deteriorated credit quality	320	—	—	320

Loans are considered impaired when we determine it is probable that we will be unable to collect all amounts due according to the terms of the loan agreement.

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

The following tables present information about our impaired finance receivables and loans.

December 31, ($ in millions)	Unpaid principal balance	Carrying value before allowance	Impaired with no allowance	Impaired with an allowance	Allowance for impaired loans
2010
Consumer mortgage
1st Mortgage	$410	$404	$—	$404	$59
Home equity	82	83	—	83	40

Total consumer mortgage	492	487	—	487	99
Commercial
Commercial and industrial
Automobile	340	356	33	323	23
Mortgage	44	40	—	40	14
Other	135	133	20	113	51
Commercial real estate
Automobile	206	197	108	89	29
Mortgage	71	71	28	43	10

Total commercial	796	797	189	608	127

Total consumer and commercial	$1,288	$1,284	$189	$1,095	$226

2009
Consumer mortgage
1st Mortgage	$228	$225	$11	$214	$62
Home equity	37	38	—	38	18

Total consumer mortgage	265	263	11	252	80
Commercial
Commercial and industrial
Automobile	428	512	61	451	56
Mortgage	72	—	—	—	—
Other (a)	987	981	101	880	251
Commercial real estate
Automobile	367	280	136	144	44
Mortgage	271	269	5	264	111

Total commercial	2,125	2,042	303	1,739	462

Total consumer and commercial	$2,390	$2,305	$314	$1,991	$542

(a)	Primarily reflects the resort finance portfolio with an unpaid principal balance of $782 million, a carrying value before allowance of $779 million, an impaired with no allowance balance of $99 million, an impaired with an allowance balance of $680 million, and an allowance for impaired loans balance of $148 million.

Year ended December 31, ($ in millions)	2010	2009	2008
Consumer mortgage
Average balance of impaired loans during the year	$484	$610	$203
Interest income recognized on impaired loans during the year	19	25	18
Commercial
Average balance of impaired loans during the year	1,450	2,818	1,600
Interest income recognized on impaired loans during the year	30	60	9
Total consumer and commercial
Average balance of impaired loans during the year	1,934	3,428	1,803
Interest income recognized on impaired loans during the year	49	85	27

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

The following table presents an analysis of our past due finance receivables and loans.

December 31, 2010 ($ in millions)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total finance receivables and loans
Consumer automobile	$828	$175	$197	$1,200	$50,054	$51,254
Consumer mortgage
1st Mortgage	115	67	205	387	6,920	7,307
Home equity	20	12	13	45	3,396	3,441

Total consumer mortgage	135	79	218	432	10,316	10,748
Commercial
Commercial and industrial
Automobile	21	19	85	125	33,217	33,342
Mortgage	—	36	4	40	1,541	1,581
Other	—	—	20	20	2,087	2,107
Commercial real estate
Automobile	—	4	78	82	2,205	2,287
Mortgage	—	—	71	71	8	79

Total commercial	21	59	258	338	39,058	39,396

Total consumer and commercial	$984	$313	$673	$1,970	$99,428	$101,398

The following table presents the carrying amount of our finance receivables and loans on nonaccrual status.

December 31, ($ in millions)	2010	2009
Consumer automobile	$207	$386
Consumer mortgage
1st Mortgage	500	359
Home equity	61	71

Total consumer mortgage	561	430
Commercial
Commercial and industrial
Automobile	296	347
Mortgage	40	72
Other (a)	134	987
Commercial real estate
Automobile	199	280
Mortgage	71	197

Total commercial	740	1,883

Total consumer and commercial	$1,508	$2,699

(a)	Amount at December 31, 2009, includes the resort finance portfolio with a nonaccrual loan balance of $779 million. We sold our resort finance portfolio during the third quarter of 2010.

Management performs a quarterly analysis of the consumer automobile, consumer mortgage, and commercial portfolios using a range of credit quality indicators to assess the adequacy of the allowance based on historical and current trends. The tables below present select credit quality indicators that are used in the determination of allowance for our consumer automobile, consumer mortgage, and commercial portfolios.

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

The following table presents performing and nonperforming credit quality indicators in accordance with our internal accounting policies for our consumer finance receivables and loans.

	2010			2009
December 31, ($ in millions)	Performing	Nonperforming	Total	Performing	Nonperforming	Total
Consumer automobile	$51,047	$207	$51,254	$29,859	$386	$30,245
Consumer mortgage
1st Mortgage	6,807	500	7,307	6,967	359	7,326
Home equity	3,380	61	3,441	3,816	71	3,887

Total consumer mortgage	$10,187	$561	$10,748	$10,783	$430	$11,213

The following table presents pass and criticized credit quality indicators based on regulatory definitions for our commercial finance receivables and loans.

	2010			2009
December 31, ($ in millions)	Pass	Criticized (a)	Total	Pass	Criticized (a)	Total
Commercial
Commercial and industrial
Automobile	$31,254	$2,088	$33,342	$25,512	$2,035	$27,547
Mortgage	1,504	77	1,581	1,532	136	1,668
Other	1,041	1,066	2,107	945	2,180	3,125
Commercial real estate
Automobile	2,013	274	2,287	1,965	264	2,229
Mortgage	—	79	79	13	270	283

Total commercial	$35,812	$3,584	$39,396	$29,967	$4,885	$34,852

(a)	Includes loans classified as special mention, substandard, or doubtful. These classifications are based on regulatory definitions and generally represent loans within our portfolio that are of higher default risk.

Concentration Risk

Consumer

We monitor our consumer loan portfolio for concentration risk across the geographies in which we lend. The highest concentrations of loans in the United States are in California and Texas, which represent 16.4% of our total outstanding consumer loans at December 31, 2010.

Concentrations in our mortgage portfolio are closely monitored given the volatility of the housing markets. Our consumer mortgage loan concentrations in California, Florida, and Michigan receive particular attention as the real estate value depreciation in these states has been the most severe.

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

The following table shows consumer finance receivables and loans recorded at historical cost reported at carrying value before allowance for loan losses by state and foreign concentration.

	2010 (a)		2009
December 31,	Automobile	1st Mortgage and home equity	Automobile	1st Mortgage and home equity
Texas	9.2%	4.4%	7.5%	2.9%
California	4.6	24.5	2.7	23.3
Florida	4.4	4.1	2.1	4.4
Michigan	3.7	5.0	1.4	5.4
New York	3.4	2.4	2.4	2.9
Illinois	2.8	4.7	1.9	4.4
Pennsylvania	3.2	1.7	2.4	1.8
Ohio	2.5	1.0	1.6	1.2
Georgia	2.2	1.8	1.4	2.0
North Carolina	2.0	2.0	1.3	2.2
Other United States	29.4	44.7	16.7	45.9
Canada	14.2	3.6	20.1	3.6
Germany	5.7	—	13.3	—
Brazil	5.2	—	6.8	—
Other foreign	7.5	0.1	18.4	—

Total consumer loans	100.0%	100.0%	100.0%	100.0%

(a)	Presentation is in descending order as a percentage of total consumer finance receivables and loans at December 31, 2010.

The following table includes our five largest state and foreign concentrations within our higher-risk finance receivables and loans recorded at historical cost and reported at carrying value before allowance for loan losses.

December 31, ($ in millions)	High original loan-to-value (greater than 100%) mortgage loans	Payment-option adjustable-rate mortgage loans	Interest-only mortgage loans	Below-market rate (teaser) mortgages	All higher-risk loans
2010
California	$—	$1	$993	$89	$1,083
Virginia	—	—	330	12	342
Maryland	—	—	256	7	263
Michigan	—	—	225	10	235
Illinois	—	—	197	8	205
All other domestic and foreign	5	4	1,680	158	1,847

Total	$5	$5	$3,681	$284	$3,975

2009
California	$1	$2	$1,128	$102	$1,233
Virginia	—	—	397	13	410
Maryland	—	—	309	8	317
Michigan	—	—	259	11	270
Illinois	—	—	230	9	239
All other domestic and foreign	6	5	2,023	188	2,222

Total	$7	$7	$4,346	$331	$4,691

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

Commercial Real Estate

The commercial real estate portfolio consists of loans issued primarily to automotive dealers, homebuilders, and commercial real estate firms. The following table shows commercial real estate finance receivables and loans reported at carrying value before allowance for loan losses by geographic region and property type.

December 31,	2010	2009
Geographic region
Texas	10.5%	11.2%
Florida	10.3	11.8
Michigan	10.1	8.5
California	9.6	9.8
Virginia	4.4	3.9
New York	3.8	3.7
Pennsylvania	3.7	3.4
Oregon	3.1	2.1
Georgia	2.7	2.1
Alabama	2.4	2.1
Other United States	26.9	26.2
United Kingdom	5.0	7.3
Canada	4.4	4.3
Germany	0.5	0.6
Other foreign	2.6	3.0

Total outstanding commercial real estate loans	100.0%	100.0%

Property type
Automobile dealers	91.8%	84.3%
Residential	2.5	2.7
Land and land development	0.8	5.7
Apartments	0.1	2.9
Other	4.8	4.4

Total outstanding commercial real estate loans	100.0%	100.0%

Commercial Criticized Exposure

Exposures deemed criticized represent loans that are classified by regulatory authorities as special mention, substandard, or doubtful. The following table shows industry concentrations commercial criticized finance receivables and loans reported at carrying value before allowance for loan losses.

December 31,	2010	2009
Industry
Automotive	66.5%	49.7%
Real estate (a)	12.1	23.4
Health/medical	7.3	7.9
Manufacturing	3.5	3.1
Services	1.9	2.1
Hardgoods	1.8	1.1
Retail	1.5	2.6
All other	5.4	10.1

Total commercial criticized finance receivables and loans	100.0%	100.0%

(a)	Includes resort finance, which represented 17.3% of the portfolio at December 31, 2009.

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

10.	Investment in Operating Leases, Net

Investments in operating leases were as follows.

December 31, ($ in millions)	2010	2009
Vehicles and other equipment, after impairment	$13,571	$23,919
Accumulated depreciation	(4,443)	(7,924)

Investment in operating leases, net	$9,128	$15,995

Depreciation expense on operating lease assets includes remarketing gains and losses recognized on the sale of operating lease assets. The following summarizes the components of depreciation expense on operating lease assets.

Year ended December 31, ($ in millions)	2010	2009	2008
Depreciation expense on operating lease assets (excluding remarketing gains)	$2,734	$4,264	$5,100
Gross remarketing (gains) losses	(704)	(516)	378

Depreciation expense on operating lease assets	$2,030	$3,748	$5,478

The following table presents the future lease nonresidual rental payments due from customers for equipment on operating leases.

Year ended December 31, ($ in millions)
2011	$1,513
2012	648
2013	454
2014	173
2015 and after	343

Total	$3,131

Our investment in operating lease assets represents the net book value of our leased assets based on the expected residual value upon remarketing the vehicle at the end of the lease. As described in Note 26, GM may sponsor residual support programs that result in the contractual residual value being in excess of our standard residual value. GM reimburses us if remarketing sales proceeds are less than the customer’s contract residual value limited to our standard residual value. In addition to residual support programs, GM also participates in a risk-sharing arrangement whereby GM shares equally in residual losses to the extent that remarketing proceeds are below our standard residual rates (limited to a floor). In connection with the sale of 51% ownership interest in Ally, GM settled its estimated liabilities with respect to residual support and risk sharing on a portion of our operating lease portfolio. Based on the December 31, 2010, outstanding U.S. operating lease portfolio, the maximum amount that could be paid by GM under the residual support programs and the risk-sharing arrangement was $475 million and $996 million, respectively, as more fully discussed in Note 26. We did not receive any residual support or risk-sharing incentives from GM or Chrysler on leases originated in 2010 or 2009.

In light of the significant declines in used vehicle prices during 2008 in the United States, Canada, and several international markets, we concluded certain triggering events occurred during the year ended December 31, 2008, requiring an evaluation of recoverability for certain operating lease assets within our Global Automotive Services. We grouped these operating lease assets at the lowest level that we could reasonably estimate the identifiable cash flows. In assessing for recoverability, we compared our estimates of future cash flows related to these lease assets to their corresponding carrying values. We considered all of the expected cash flows including customer payments, the expected residual value upon remarketing the vehicle at lease termination, and any payments from GM under residual and risk-sharing agreements. To the extent these undiscounted cash flows were less than their respective carrying values, we discounted the cash flows to arrive at an estimated fair value. As a result of this evaluation, during the year ended December 31, 2008, we reduced our carrying values to equal the estimated fair values and realized impairment charges of $1,234 million. Impairments recognized by our North American Automotive Finance operations consisted of $808 million related to sport-utility vehicles and trucks in the

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

United States and Canada and $384 million related to the car portfolio in the United States. The impairment recognized by our International Automotive Finance operations totaled $42 million for full-service leasing portfolio. During the year ended December 31, 2009, $16 million of the 2008 impairment charges related to the full-service leasing portfolio were reclassified to discontinued operations.

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

Imbedded in our residual value projections are estimates of projected recoveries from GM relative to residual support and risk-sharing agreements. No adjustment to these estimates has been made for the collectability of the projected recoveries from GM. At December 31, 2010, expected residual values included estimates of payments from GM of $322 million related to residual support and risk-sharing agreements. To the extent GM is not able to fully honor its obligations relative to these agreements, our depreciation expense and remarketing performance would be negatively impacted.

11.	Securitizations and Variable Interest Entities

Overview

We are involved in several types of securitization and financing transactions that utilize special-purpose entities (SPEs). An SPE is an entity that is designed to fulfill a specified limited need of the sponsor. Our principal use of SPEs is to obtain liquidity and favorable capital treatment by securitizing certain of our financial assets.

The SPEs involved in securitization and other financing transactions are generally considered VIEs. VIEs are entities that have either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support or whose equity investors lack the ability to control the entity’s activities.

Securitizations

We provide a wide range of automobile loans or installment contracts and operating leases and mortgage loan products to a diverse customer base. We often securitize these originated loans and leases (which we collectively describe as loans or financial assets) through the use of securitization entities, which may or may not be consolidated on our Consolidated Balance Sheet. We securitize consumer automobile loans through private-label securitizations. We securitize consumer mortgage loans through either the GSEs or nonagency mortgages securitization. During 2010, our consumer mortgage loans were primarily securitized through the GSEs.

In executing a securitization transaction, we typically sell pools of financial assets to a wholly owned, bankruptcy-remote SPE, which then transfers the financial assets to a separate, transaction-specific securitization entity for cash, servicing rights, and in some transactions, other retained interests. The securitization entity is funded through the issuance of beneficial interests in the securitized financial assets. The beneficial interests take the form of either notes or trust certificates which are sold to investors and/or retained by us. These beneficial interests are collateralized by the transferred loans and entitle the investors to specified cash flows generated from the securitized loans. In the aggregate, these beneficial interests have the same average life as the transferred financial assets. In addition to providing a source of liquidity and cost-efficient funding, securitizing these financial assets also reduces our credit exposure to the borrowers beyond any economic interest we may retain. We securitize conforming residential mortgage loans through GSE securitizations, and nonconforming mortgage loans through nonagency securitizations.

Each securitization is governed by various legal documents that limit and specify the activities of the securitization entity. The securitization entity is generally allowed to acquire the loans, to issue beneficial interests to investors to fund the acquisition of the loans, and to enter into derivatives or other yield maintenance contracts (e.g., bond insurance) to hedge or mitigate certain risks related to the financial assets or beneficial interests of the entity. Additionally, the securitization entity is required to service the assets it holds and the beneficial interests it issues. A servicer, who is generally us, is appointed pursuant to the underlying legal documents to perform these functions. Servicing functions include, but are not limited to, making certain payments of property taxes and insurance premiums, default and property maintenance payments, as well as

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

advancing principal and interest payments before collecting them from individual borrowers. Our servicing responsibilities, which constitute continued involvement in the transferred financial assets, consist of primary servicing (i.e., servicing the underlying transferred financial assets) and/or master servicing (i.e., servicing the beneficial interests that result from the securitization transactions). Certain securitization entities also require the servicer to advance scheduled principal and interest payments due on the beneficial interests issued by the entity regardless of whether cash payments are received on the underlying transferred financial assets. Accordingly, we are required to provide these servicing advances when applicable. Refer to Note 1 and Note 12 for additional information regarding our servicing rights.

The GSEs provide a guarantee of the payment of principal and interest on the beneficial interests issued in securitizations. In private-label securitizations, cash flows from the assets initially transferred into the securitization entity represent the sole source for payment of distributions on the beneficial interests issued by the securitization entity, and for payments to the parties that perform services for the securitization entity, such as the servicer or the trustee. In certain nonagency securitization transactions, a liquidity facility may exist to provide temporary liquidity to the entity. The liquidity provider generally is reimbursed prior to other parties in subsequent distribution periods. Monoline insurance may also exist to cover certain shortfalls to certain investors in the beneficial interests issued by the securitization entity. As noted above, in certain nonagency securitizations, the servicer is required to advance scheduled principal and interest payments due on the beneficial interests regardless of whether cash payments are received on the underlying transferred financial assets. The servicer is allowed to reimburse itself for these servicing advances. Additionally, certain nonagency securitization transactions may allow for the acquisition of additional loans subsequent to the initial loan transfer. Principal collections on other loans and/or the issuance of new beneficial interests, such as variable funding notes, generally fund these loans; we are often contractually required to invest in these new interests.

We may retain beneficial interests in our nonagency securitizations, which may represent a form of significant continuing economic interest. These retained interests include, but are not limited to, senior or subordinate mortgage- or asset-backed securities, interest-only strips, principal-only strips, and residuals. Certain of these retained interests provide credit enhancement to the trust as they may absorb credit losses or other cash shortfalls. Additionally, the securitization agreements may require cash flows to be directed away from certain of our retained interests due to specific over-collateralization requirements, which may or may not be performance-driven.

We generally hold certain conditional repurchase options that allow us to repurchase assets from the securitization entity. The majority of the securitizations provide us, as servicer, with a call option that allows us to repurchase the remaining transferred financial assets or outstanding beneficial interests at our discretion once the asset pool reaches a predefined level, which represents the point where servicing becomes burdensome (a clean-up call option). The repurchase price is typically the par amount of the loans plus accrued interest. Additionally, we may hold other conditional repurchase options that allow us to repurchase a transferred financial asset if certain events outside our control are met. The typical conditional repurchase option is a delinquent loan repurchase option that gives us the option to purchase the loan or contract if it exceeds a certain prespecified delinquency level. We have complete discretion regarding when or if we will exercise these options, but generally, we would do so only when it is in our best interest.

Other than our customary representation and warranty provisions, these securitizations are nonrecourse to us, thereby transferring the risk of future credit losses to the extent the beneficial interests in the securitization entities are held by third parties. Our obligation to provide support is limited to the customary representation and warranty provisions. Representation and warranty provisions generally require us to repurchase loans or indemnify the investor for incurred losses to the extent it is determined that the loans were ineligible or were otherwise defective at the time of sale. Refer to Note 30 for detail on representation and warranty provisions. We did not provide any noncontractual financial support to any of these entities during 2010 or 2009.

Other Variable Interest Entities

Servicer Advance Funding Entity

To assist in the financing of our servicer advance receivables, we formed an SPE that issues term notes to third-party investors that are collateralized by servicer advance receivables. These servicer advance receivables are transferred to the SPE and consist of delinquent principal and interest advances we made as servicer, to various investors; property taxes and

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

insurance premiums advanced to taxing authorities and insurance companies on behalf of borrowers; and amounts advanced for mortgages in foreclosure. The SPE funds the purchase of the receivables through financing obtained from the third-party investors and subordinated loans or an equity contribution from our mortgage activities. This SPE is consolidated on our balance sheet at December 31, 2010 and 2009. The beneficial interest holder of this SPE does not have legal recourse to our general credit. We do not have a contractual obligation to provide any type of financial support in the future, nor have we provided noncontractual financial support to the entity during 2010 or 2009.

Other

In 2010, we sold a portfolio of resort finance backed receivables to a third party that financed the acquisition through an SPE. We provided seller financing for the purchase of these assets and also hold a contingent value right in the SPE, which were both recorded at fair value. We do not consolidate the SPE because we have no control over the activities of the SPE.

We have involvements with various other on-balance sheet, immaterial SPEs. Most of these SPEs are used for additional liquidity, whereby we sell certain financial assets into the VIE and issue beneficial interests to third parties for cash.

We also provide long-term guarantee contracts to certain nonconsolidated affordable housing entities. Since we do not have control over the entities or the power to make decisions, we do not consolidate the entities and our involvement is limited to the guarantee.

Involvement with Variable Interest Entities

The determination of whether financial assets transferred by us to these VIEs (and related liabilities) are consolidated on our balance sheet (also referred to as on-balance sheet) or not consolidated on our balance sheet (also referred to as off-balance sheet) depends on the terms of the related transaction and our continuing involvement (if any) with the SPE. Prior to the adoption of ASU 2009-17, which amended ASC 810, we were deemed the primary beneficiary and therefore consolidated VIEs when we absorbed the majority of the expected losses or expected residual returns of the entity, and the entity was not considered a qualified special-purpose entity (QSPE). Subsequent to the adoption of ASU 2009-17, we are deemed the primary beneficiary and therefore consolidate VIEs (including entities previously considered QSPEs) for which we have both (a) the power, through voting rights or similar rights, to direct the activities that most significantly impact the VIE’s economic performance, and (b) a variable interest (or variable interests) that (i) obligates us to absorb losses that could potentially be significant to the VIE and/or (ii) provides us the right to receive residual returns of the VIE that could potentially be significant to the VIE. We determine whether we hold a significant variable interest in a VIE based on a consideration of both qualitative and quantitative factors regarding the nature, size, and form of our involvement with the VIE. We assess whether we are the primary beneficiary of a VIE on an ongoing basis. Refer to the section in this note titled Changes in Accounting for Variable Interest Entities for additional information.

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

Our involvement with consolidated and nonconsolidated VIEs in which we hold variable interests is presented below.

December 31, ($ in millions)	Consolidated involvement with VIEs		Assets of nonconsolidated VIEs (a)		Maximum exposure to loss in nonconsolidated VIEs
2010
On-balance sheet variable interest entities
Consumer automobile	$20,064		$—		$—
Consumer mortgage — nonagency	1,397		—		—
Commercial automobile	15,114		—		—
Other	1,035		—		—
Off-balance sheet variable interest entities
Consumer mortgage — Ginnie Mae	2,909	(b)	43,595		43,595	(c)
Consumer mortgage — CMHC	124	(b)	4,222		124	(d)
Consumer mortgage — nonagency	183	(b)	5,371		5,371	(c)
Commercial other	483	(e)	—	(f)	698

Total	$41,309		$53,188		$49,788

2009
On-balance sheet variable interest entities
Consumer automobile	$23,957		$—		$—
Consumer mortgage — nonagency	3,856		—		—
Commercial automobile	8,225		—		—
Other	1,930		—		—
Off-balance sheet variable interest entities
Consumer automobile	—		7,899		7,899	(c)
Consumer mortgage — Ginnie Mae	2,258	(b)	35,049		35,049	(c)
Consumer mortgage — CMHC	117	(b)	3,740		117	(d)
Consumer mortgage — nonagency	388	(b)	31,428		31,428	(c)
Commercial other	(47	) (g)	—	(f)	177

Total	$40,684		$78,116		$74,670

(a)	Asset values represent the current unpaid principal balance of outstanding consumer finance receivables and loans within the VIEs.
(b)	Includes $2.5 billion and $2.0 billion classified as consumer finance receivables and loans, $162 million and $268 million classified as trading securities or other assets, and $569 million and $542 million classified as MSRs at December 31, 2010 and 2009, respectively. CMHC is the Canada Mortgage and Housing Corporation.
(c)	Maximum exposure to loss represents the current unpaid principal balance of outstanding loans based on our customary representation and warranty provisions. This measure is based on the unlikely event that all of the loans have underwriting defects or other defects that trigger a representation and warranty provision and the collateral supporting the loans are worthless. This required disclosure is not an indication of our expected loss.
(d)	Due to combination of the credit loss insurance on the mortgages and the guarantee by CMHC on the issued securities, the maximum exposure to loss would be limited to the amount of the retained interests. Additionally, the maximum loss would occur only in the event that CMHC dismisses ResMor as servicer of the loans due to servicer performance or insolvency.
(e)	Includes $515 million and $20 million classified as commercial finance receivables and loans and other assets, respectively, net of liabilities of $52 million classified as other liabilities on our Consolidated Balance Sheet.
(f)	Includes VIEs for which we have no management oversight and therefore we are not able to provide the total assets of the VIEs. However, in 2010 we sold loans with an unpaid principal balance of $1.5 billion into these VIEs.
(g)	This amount is classified as accrued expenses and other liabilities on our Consolidated Balance Sheet.

On-balance Sheet Variable Interest Entities

We engage in securitization and other financing transactions that do not qualify for off-balance sheet treatment. In these situations, we hold beneficial interests or other interests in the VIE, which represents a form of significant continuing economic interest. The interests held include, but are not limited to, senior or subordinate mortgage- or asset-backed securities, interest-only strips, principal-only strips, residuals, and servicing rights. Certain of these retained interests provide credit enhancement to the securitization entity as they may absorb credit losses or other cash shortfalls. Additionally, the securitization documents may require cash flows to be directed away from certain of our retained interests due to specific over-collateralization requirements, which may or may not be performance-driven. Because these securitization entities are consolidated, these retained interests and servicing rights are not recognized as separate assets on our Consolidated Balance Sheet.

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

Prior to the adoption of ASU 2009-17, we consolidated certain securitization entities that were not QSPEs because we either did not meet sale accounting requirements or held the first loss position in these securitization entities and, as a result, absorbed the majority of the expected losses and expected residual returns of the VIE. Subsequent to adoption of ASU 2009-17 as of January 1, 2010, we consolidate certain of these entities because we had a controlling financial interest in the VIE, primarily due to our servicing activities, and because we hold a significant variable interest in the VIE. Under ASC 810, as amended by ASU 2009-17, we are generally the primary beneficiary of automobile securitization entities, as well as certain mortgage nonagency securitization entities for which we perform servicing activities and have retained a significant variable interest in the form of a beneficial interest. In cases where we did not meet sale accounting under previous guidance, unless we have made modifications to the overall transaction, we do not meet sale accounting under current guidance as we are not permitted to revisit sale accounting guidelines under the current guidance. In cases where substantive modifications are made, we then reassess the transaction under the amended guidance, based on the new circumstances. Refer to the section in this note titled Changes in Accounting for Variable Interest Entities for additional information.

The following table presents the carrying amounts and classifications of assets and liabilities of consolidated VIEs as reported on our Consolidated Balance Sheet. The consolidated VIEs included in the tables below represent separate entities with which we are involved. The third-party investors in the obligations of consolidated VIEs have legal recourse only to the assets of the VIEs and do not have such recourse to us, except for the customary representation and warranty provisions or when we are the counterparty to certain derivative transactions involving the VIE. In addition, the cash flows from the assets are restricted only to pay such liabilities. Thus, our economic exposure to loss from outstanding third-party financing related to consolidated VIEs is significantly less than the carrying value of the consolidated VIE assets. All assets are restricted for the benefit of the beneficial interest holders. Refer to Note 27 for discussion of the assets and liabilities for which the fair value option has been elected.

December 31, ($ in millions)	2010	2009
Assets
Loans held-for-sale, net	$21	$237
Finance receivables and loans, net
Consumer	18,744	15,293
Commercial	14,739	6,623
Allowance for loan losses	(238)	(573)

Total finance receivables and loans, net	33,245	21,343
Investment in operating leases, net	1,065	9,996
Other assets	3,194	4,252
Assets of operations held-for-sale	85	2,140

Total assets	$37,610	37,968

Liabilities
Short-term borrowings	$964	$1,530
Long-term debt	24,466	24,220
Interest payable	15	27
Accrued expenses and other liabilities	352	562
Liabilities of operations held-for-sale	45	2,083

Total liabilities	$25,842	$28,422

Off-balance Sheet Variable Interest Entities

The nature, purpose, and activities of nonconsolidated securitization entities are similar to those of our consolidated securitization entities with the primary difference being the nature and extent of our continuing involvement. The cash flows from the assets of nonconsolidated securitization entities generally are the sole source of payment on the securitization entities’ liabilities. The creditors of these securitization entities have no recourse to us with the exception of market customary representation and warranty provisions as described in Note 30.

Prior to the adoption of ASU 2009-17, we did not consolidate securitization entities that met the requirements of a QSPE. Subsequent to the adoption of ASU 2009-17 as of January 1, 2010, nonconsolidated VIEs include entities for which we either do not hold significant variable interests or do not provide servicing or asset management functions for the financial assets held by the securitization entity. Additionally, to qualify for off-balance sheet treatment, transfers of financial assets must meet the sale accounting conditions in ASC 860. Our residential mortgage loan securitizations consist of GSEs and nonagency

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

securitizations. Under ASU 2009-17, we are not the primary beneficiary of any GSE loan securitization transaction because we do not have the power to direct the significant activities of such entities. Additionally, under ASU 2009-17, we do not consolidate certain nonagency mortgage securitizations because we do not have a variable interest that could potentially be significant or we do not have power to direct the activities that most significantly impact the performance of the VIE.

For nonconsolidated securitization entities, the transferred financial assets are removed from our balance sheet provided the conditions for sale accounting are met. The financial assets obtained from the securitization are primarily reported as cash, servicing rights, or retained interests (if applicable). Typically, we conclude that the fee we are paid for servicing consumer automobile finance receivables represents adequate compensation, and consequently, we do not recognize a servicing asset or liability. As an accounting policy election, we elected fair value treatment for our existing MSR portfolio. Liabilities incurred as part of these securitization transactions, such as representation and warranty provisions, are recorded at fair value at the time of sale and are reported as accrued expenses and other liabilities on our Consolidated Balance Sheet. Upon the sale of the loans, we recognize a gain or loss on sale for the difference between the assets recognized, the assets derecognized, and the liabilities recognized as part of the transaction.

The following summarizes all pretax gains and losses recognized on financial assets sold into nonconsolidated securitization and similar asset-backed financing entities.

Year ended December 31, ($ in millions)	2010	2009	2008
Consumer automobile	$—	$—	$(68)
Consumer mortgage — GSEs	1,065	854	369
Consumer mortgage — nonagency	17	21	(161)
Commercial automobile	—	110	269

Total pretax gain	$1,082	$985	$409

Key economic assumptions used in measuring the initial fair value of retained interests related to sales of financial assets to nonconsolidated securitization entities were as follows during 2010, 2009, and 2008. Refer to Note 12 for servicing-related assumptions and to Note 27 for fair value assumptions and classifications.

Year ended December 31,	Consumer automobile (a)	Consumer mortgage (b)
2010 (c)
Key assumptions (d)
Prepayment speed (e)	(f)	2.4–48.1%
Weighted average life (in years)	(f)	0.2–5.0
Expected credit losses	(f)	0.2–9.3%
Discount rate	(f)	0.3–60.0%

2009 (g)
Key assumptions (d)
Prepayment speed (e)	(f)	10.0–12.0%
Weighted average life (in years)	(f)	4.6–6.3
Expected credit losses	(f)	11.0%
Discount rate	(f)	0.6–16.0%

2008 (g)
Key assumptions (d)
Prepayment speed (e)	1.2–1.4%	1.9–30.0%
Weighted average life (in years)	1.9–2.0	2.4–9.1
Expected credit losses	1.6–2.5%	0.0–3.5%
Discount rate	22.0–25.0%	2.8–25.0%

(a)	The fair value of retained interests in commercial automobile securitization approximates carrying value because of the short-term and floating-rate nature of commercial automobile loans.
(b)	Consumer residential mortgage loans include home equity loans and lines, high loan-to-value loans, and residential first and second mortgage loans. Assumptions on GSE loans are not included as we do not hold a retained interest in those transactions.
(c)	Includes retained interests related to securitization entities deconsolidated in the current year.
(d)	The assumptions used to measure the expected yield on variable-rate retained interests are based on a benchmark interest rate yield curve plus a contractual spread, as appropriate. The actual yield curve utilized varies depending on the specific retained interests.
(e)	Based on monthly prepayment speeds for consumer automobile loans and constant prepayment rate (CPR) for consumer mortgage loans.
(f)	During 2010 and 2009, no consumer automobile loans were sold into nonconsolidated securitization entities.
(g)	Includes sales to entities that are now consolidated under ASU 2009-17.

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

Refer to Note 30 for initial fair value assumptions involving our customary representation and warranty liabilities.

The following tables summarize cash flows received from and paid related to securitization entities, asset-backed financings, or other similar transfers of financial assets where the transfer is accounted for as a sale and we have a continuing involvement with the transferred assets (e.g., servicing) that were outstanding in 2010, 2009, and 2008. Cash flows presented below may not be comparable because the prior two years include cash flows related to securitization entities that are now consolidated. Additionally, these tables contain information regarding cash flows received from and paid to nonconsolidated securitization entities that existed during each year.

Year ended December 31, ($ in millions)	Consumer automobile	Commercial automobile	Consumer mortgage GSEs	Consumer mortgage nonagency
2010
Cash proceeds from transfers completed during the year	$—	$—	$68,822	$1,090
Cash flows received on retained interests in securitization entities	—	—	—	81
Cash proceeds from collections reinvested in revolving securitization entities	—	—	—	—
Servicing fees	1	—	1,081	209
Purchases of previously transferred financial assets	—	—	(1,865)	(282)
Representations and warranties obligations	—	—	(389)	(18)
Other cash flows	(6)	—	(39)	(22)

2009
Cash proceeds from transfers completed during the year	$—	$—	$56,251	$1,258
Cash flows received on retained interests in securitization entities	269	1,009	—	119
Cash proceeds from collections reinvested in revolving securitization entities	—	5,998	—	—
Servicing fees	111	39	643	272
Purchases of previously transferred financial assets	—	—	(385)	(1)
Representations and warranties obligations	—	—	(343)	(64)
Other cash flows	(64)	—	(177)	(123)

2008
Cash proceeds from transfers completed during the year	$4,916	$—	$49,483	$2,333
Cash flows received on retained interests in securitization entities	301	505	—	193
Cash proceeds from collections reinvested in revolving securitization entities	—	57,022	—	—
Servicing fees	165	117	513	385
Purchases of previously transferred financial assets	—	—	(481)	(2)
Representations and warranties obligations	—	—	(148)	(160)
Other cash flows	(75)	—	(166)	(50)

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

The following tables summarizes the key economic assumptions and the sensitivity of the fair value of retained interests to immediate 10% and 20% adverse changes in those assumptions.

($ in millions)	Consumer automobile (a)	Consumer mortgage nonagency
2010
Carrying value/fair value of retained interests (b)	$—	$162
Weighted average life (in years)	—	0.1–11.6
Annual prepayment rate	–%WAM	2.4–48.1%WAM
Impact of 10% adverse change	$—	$(2)
Impact of 20% adverse change	—	(3)
Loss assumption	—%	0.0–46.4%
Impact of 10% adverse change	$—	$—
Impact of 20% adverse change	—	—
Discount rate	—%	0.3–80.0%
Impact of 10% adverse change	$—	$(2)
Impact of 20% adverse change	—	(4)
Market interest rate	—%	0.3–4.1%
Impact of 10% adverse change	$—	$—
Impact of 20% adverse change	—	(1)

2009 (c) (d)
Carrying value/fair value of retained interests (b)	$661	$268
Weighted average life (in years)	0.0–0.9	0.0–4.6
Annual prepayment rate	0.2–1.1%WAM	0.6–97.5%WAM
Impact of 10% adverse change	$(1)	$(20)
Impact of 20% adverse change	(2)	(36)
Loss assumption	1.1–4.8%	0.0–100.0%
Impact of 10% adverse change	$(13)	$(4)
Impact of 20% adverse change	(26)	(8)
Discount rate	40%	0.2–102.5%
Impact of 10% adverse change	$(23)	$(10)
Impact of 20% adverse change	(44)	(20)
Market interest rate	(e)	(e)
Impact of 10% adverse change	$—	$(3)
Impact of 20% adverse change	—	(4)

(a)	There were no retained interests in consumer or commercial automobile securitizations at December 31, 2010.
(b)	These amounts are recorded in trading securities or other assets at fair value. Refer to Note 27 for fair value valuation methods.
(c)	Amounts include items that were consolidated after the adoption of ASU 2009-17.
(d)	There were no retained interests in commercial automobile securitizations at December 31, 2009.
(e)	Forward benchmark interest rate yield curve plus contractual spread.

These sensitivities are hypothetical and should be viewed with caution. Changes in fair value based on a 10% and 20% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another (e.g., increased market interest rates may result in lower prepayments and increased credit losses), which may magnify or counteract the sensitivities. Further, these sensitivities show only the change in the asset balances and do not show any expected change in the fair value of the instruments used to manage the interest rate and prepayment risks associated with these assets. Refer to Note 12 for further detail on sensitivities related to our mortgage servicing rights.

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

Expected static pool net credit losses include actual incurred losses plus projected net loan losses divided by the original balance of the outstandings comprising the securitization pool. The following table displays the expected static pool net credit losses on our securitization transactions.

December 31, (a)	2010	2009	2008
Consumer automobile	(b)	2.9%	1.9%
Consumer mortgage (c)	0.0–46.4%	0.0–100.0%	0.0–59.0%

(a)	Static pool losses not applicable to commercial automobile finance receivable securitizations because of their short-term nature.
(b)	There were no consumer automobile off-balance sheet securitization entities at December 31, 2010.
(c)	Consumer residential mortgage loan securitizations do not include static pool losses for the GSE securitizations due to the GSE guarantees.

The following table represents on-balance sheet loans held-for-sale and finance receivable and loans, off-balance sheet securitizations, and whole-loan sales where we have continuing involvement. The table presents quantitative information about delinquencies and net credit losses. Refer to Note 12 for further detail on total serviced assets.

	Total finance receivables and loans		Amount 60 days or more past due		Net credit losses
December 31, ($ in millions)	2010	2009	2010	2009	2010	2009
On-balance sheet loans
Consumer automobile	$51,254	$39,846	$373	$564	$613	$1,185
Consumer mortgage (a)	23,174	23,471	3,437	5,945	335	4,958
Commercial automobile	35,629	29,776	186	89	84	94
Commercial mortgage	1,660	1,951	110	256	91	790
Commercial other	2,107	3,282	20	1,006	227	133

Total on-balance sheet loans	113,824	98,326	4,126	7,860	1,350	7,160

Off-balance sheet securitization entities
Consumer automobile	—	7,475	—	144	1	260
Consumer mortgage — GSEs (b)	253,192	229,781	13,990	13,471	n/m	n/m
Consumer mortgage — nonagency	73,638	103,201	12,220	18,962	4,605	7,478

Total off-balance sheet securitization entities	326,830	340,457	26,210	32,577	4,606	7,738

Whole-loan transactions (c)	38,212	44,219	2,950	2,051	300	556

Total	$478,866	$483,002	$33,286	$42,488	$6,256	$15,454

n/m = not meaningful

(a)	Includes loans subject to conditional repurchase options of $2.3 billion and $1.7 billion guaranteed by the GSEs, and $146 million and $237 million sold to certain nonagency mortgage securitization entities at December 31, 2010 and 2009, respectively. These loans are initially recorded at fair value.
(b)	Anticipated credit losses are not meaningful due to the GSE guarantees.
(c)	Whole-loan transactions are not part of a securitization transaction, but represent automobile and consumer mortgage pools of loans sold to nonagency investors.

Changes in Accounting for Variable Interest Entities

During 2009, we executed an amendment to a commercial automobile securitization entity that was previously considered as a QSPE and, therefore, was not consolidated. The amendment contractually required us to deposit additional cash into a collateral account held by the securitization entity. Management determined the amendment caused the entity to no longer be considered a QSPE, and therefore we consolidated the entity. We continued to consolidate this entity after adoption of ASU 2009-17.

ASU 2009-17 became effective on January 1, 2010, and upon adoption, we consolidated certain securitization entities that were previously held off-balance sheet. On January 1, 2010, we recognized a net increase of $17.6 billion to assets and liabilities on our Consolidated Balance Sheet ($10.1 billion of the increase relates to operations classified as held-for-sale that

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

were ultimately sold). Refer to Note 1 for further discussion of the requirements of ASC 860 and ASC 810, including changes to the accounting requirements related to transfers of financial assets and consolidation of VIEs.

We previously held on our Consolidated Balance Sheet certain mortgage securitization entities, which were on-balance sheet prior to the adoption of ASU 2009-17 because we did not meet the sale accounting requirements at the inception of the transactions. Specific provisions inherent in these deals, included but were not limited to, the ability of the trust to enter into a derivative contract and the inclusion of a loan repurchase right. The existence of the ability to enter into a derivative precluded the entities from being deemed a QSPE and the existence of the loan repurchase right precluded sale accounting treatment. These two provisions, when used in combination, were deemed substantive and precluded sale accounting. We also retained servicing and, in most cases, retained an economic interest in the entities in the form of economic residuals, subordinate bonds, and/or IO strips. During 2010, we completed the sale of 100% of our retained residuals and subordinate bonds related to certain of these on-balance sheet securitization entities. In addition, any repurchase rights associated with these structures were removed from these deals through exercise of such right. These collective actions were deemed to be substantial to warrant a re-characterization of the original transactions and, as such, they were reassessed under ASC 860 and it was concluded that the securitization entities satisfied sale accounting requirements. Furthermore, the sale of the 100% economic interests resulted in the loss of a controlling financial interest in the securitization entities and accordingly consolidation was not required. The combination of these actions resulted in the derecognition of assets previously sold to these securitization entities. Consolidated assets and consolidated liabilities of $1.2 billion and $1.2 billion, respectively, associated with this transaction were derecognized and a gain of $51 million was recorded.

During 2010, we further completed the sale of our significant retained residuals and subordinate bonds related to certain other on-balance sheet securitization entities, which were consolidated upon adoption of ASU 2009-17 (but were not consolidated prior to the adoption of ASU 2009-17). Since we disposed of our variable interests in these securitization entities to unrelated third parties, a reassessment was required to determine whether we continued to hold a controlling financial interest. All subordinate retained economic interests in these entities were sold and therefore we no longer held a controlling financial interest. All assets and liabilities associated with the trust were derecognized and all retained interests in the entities, including insignificant retained senior interests and mortgage servicing rights, were recorded at their fair values at the date of deconsolidation. Consolidated assets and consolidated liabilities of $709 million and $707 million, respectively, associated with this transaction were derecognized and a gain of $1 million was recorded.

Related to these deconsolidations above, we continue to hold servicing rights associated with these transactions, however retained servicing does not preclude deconsolidation because the retained servicing we hold does not absorb a potentially significant level of variability in the securitization entities. Upon completion of the sale, $9 million of servicing rights and $1 million of retained interests associated with this transaction were recorded.

12.	Servicing Activities

Mortgage Servicing Rights

The following table summarizes activity related to MSRs which are carried at fair value.

Year ended December 31, ($ in millions)	2010	2009
Estimated fair value at January 1,	$3,554	$2,848
Additions recognized on sale of mortgage loans	1,006	807
Additions from purchases of servicing rights	56	19
Subtractions from sales of servicing assets	(1)	(19)
Changes in fair value
Due to changes in valuation inputs or assumptions used in the valuation model	23	1,120
Other changes in fair value	(894)	(1,261)
Transfer to assets of operations held-for-sale	—	25
Decrease due to change in accounting principle	(19)	—
Other changes that affect the balance	13	15

Estimated fair value at December 31,	$3,738	$3,554

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model include all changes due to a revaluation by a model or by a benchmarking exercise. Other changes in fair value primarily include the accretion of the present value of the discount related to forecasted cash flows and the economic runoff of the portfolio. The decrease due to change in accounting principle reflects the effect of the initial adoption of ASU 2009-17. Refer to Note 1 for additional information.

The key economic assumptions and sensitivity of the fair value of MSRs to immediate 10% and 20% adverse changes in those assumptions were as follows.

December 31, ($ in millions)	2010	2009
Weighted average life (in years)	7.0	5.2
Weighted average prepayment speed	9.8%	15.6%
Impact on fair value of 10% adverse change	$(155)	$(167)
Impact on fair value of 20% adverse change	(295)	(321)

Weighted average discount rate	12.3%	10.3%
Impact on fair value of 10% adverse change	$(80)	$(82)
Impact on fair value of 20% adverse change	(156)	(160)

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

Risk Mitigation Activities

The primary risk of our servicing rights is interest rate risk and the resulting impact on prepayments. A significant decline in interest rates could lead to higher-than-expected prepayments that could reduce the value of the MSRs. We economically hedge the impact of these risks with both derivative and nonderivative financial instruments. Refer to Note 23 for additional information regarding the derivative financial instruments used to economically hedge MSRs.

The components of servicing valuation and hedge activities, net, were as follows.

Year ended December 31, ($ in millions)	2010	2009	2008
Change in estimated fair value of mortgage servicing rights	$(872)	$(106)	$(2,227)
Change in fair value of derivative financial instruments	478	(998)	1,964

Servicing valuation and hedge activities, net	$(394)	$(1,104)	$(263)

Mortgage Servicing Fees

The components of mortgage servicing fees were as follows.

Year ended December 31, ($ in millions)	2010	2009	2008
Contractual servicing fees, net of guarantee fees and including subservicing	$1,065	$1,071	$1,196
Late fees	77	77	112
Ancillary fees	190	164	144

Total mortgage servicing fees	$1,332	$1,312	$1,452

Mortgage Servicing Advances

In connection with our primary servicing activities (i.e., servicing of mortgage loans), we make certain payments of property taxes and insurance premiums, default and property maintenance payments, as well as advances of principal and interest payments before collecting them from individual borrowers. Servicing advances including contractual interest are

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

priority cash flows in the event of a loan principal reduction or foreclosure and ultimate liquidation of the real estate-owned property, thus making their collection reasonably assured. These servicing advances are included in other assets on the Consolidated Balance Sheet and totaled $1.9 billion and $1.8 billion at December 31, 2010 and 2009, respectively. We maintain an allowance for uncollected primary servicing advances of $25 million and $23 million at December 31, 2010 and 2009, respectively. Our potential obligation is influenced by the loan’s performance and credit quality. Additionally, we have a fiduciary responsibility for mortgage escrow and custodial funds that totaled $4.2 billion and $3.7 billion at December 31, 2010 and 2009, respectively. A portion of these balances are included in deposit liabilities on our Consolidated Balance Sheet. Refer to Note 15 for additional information.

When we act as a subservicer of mortgage loans we perform the responsibilities of a primary servicer but do not own the corresponding primary servicing rights. We receive a fee from the primary servicer for such services. As the subservicer, we would have the same responsibilities of a primary servicer in that we would make certain payments of property taxes and insurance premiums, default and property maintenance, as well as advances of principal and interest payments before collecting them from individual borrowers. At December 31, 2010 and 2009, outstanding servicer advances related to subserviced loans were $140 million and $155 million, respectively, and we had a reserve for uncollected subservicer advances of $1 million and $2 million, respectively.

At December 31, 2010 and 2009, we were the master servicer (i.e., servicer of beneficial interests issued by mortgage securitization entities) for 528,249 and 682,148 loans, respectively, having an aggregate unpaid principal balance of $72.6 billion and $94.6 billion, respectively. In many cases, where we act as master servicer, we also act as primary servicer. In connection with our master-servicing activities, we service the mortgage-backed and mortgage-related asset-backed securities and whole-loan packages sold to investors. As the master servicer, we collect mortgage loan payments from primary servicers and distribute those funds to investors in the mortgage-backed and mortgage-related asset-backed securities and whole-loan packages. As the master servicer, we are required to advance scheduled payments to the securitization trust or whole-loan investors. To the extent the primary servicer does not advance the payments, we are responsible for advancing the payment to the trust or whole-loan investors. Master-servicing advances, including contractual interest, are priority cash flows in the event of a default, thus making their collection reasonably assured. In most cases, we are required to advance these payments to the point of liquidation of the loan or reimbursement of the trust or whole-loan investors. We had outstanding master-servicing advances of $90 million and $47 million at December 31, 2010 and 2009, respectively. We had no reserve for uncollected master-servicing advances at December 31, 2010 or 2009.

Serviced Mortgage Assets

Our total serviced mortgage assets consist of primary, master and subservicing activities as follows.

•

Loans owned by us and we are the primary servicer. — These loans are categorized as loans held-for-sale or consumer finance receivables and loans. Included in consumer finance receivables and loans are on-balance sheet securitization entities. Our loans held-for-sale and consumer finance receivable and loan portfolios are discussed in further detail in Note 8 and Note 9, respectively.

•

Loans sold to third-party investors where we have retained primary servicing. — The loans sold to a third-party investor were sold through an off-balance sheet securitization entity or a whole-loan transaction.

•

Loans that have never been and currently are not owned by us but the primary servicing rights have been purchased. — In the case of purchased servicing rights, there is no recourse to us outside of customary contractual provisions relating to the execution of the services we provide.

•

Loans that have never been and currently are not owned by us but for which we act as subservicer under contractual agreements with the primary servicer. — In these cases, loans are not recorded on our Consolidated Balance Sheet. In the case of subservicing rights, there is no recourse to us outside of customary contractual provisions relating to the execution of the services we provide.

In many cases we act as both the primary and master servicer. However, in certain cases, we also service loans that have been purchased and subsequently sold through a securitization trust or whole-loan sale whereby the originator retained the primary servicing rights and we retained the master-servicing rights.

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

The unpaid principal balance of our serviced mortgage assets were as follows.

December 31, ($ in millions)	2010	2009
On-balance sheet mortgage loans
Held-for-sale and investment	$20,224	$26,333
Operations held-for-sale	—	3,160
Off-balance sheet mortgage loans
Loans sold to third-party investors
Nonagency	63,685	71,505
GSEs	255,388	231,310
Whole-loan	17,524	21,120
Purchased servicing rights	3,946	4,800
Operations held-for-sale	—	17,526

Total primary serviced mortgage loans	360,767	375,754
Subserviced mortgage loans	24,173	28,357
Subserviced operations held-for-sale	—	293

Total subserviced mortgage loans	24,173	28,650
Master-servicing-only mortgage loans	10,548	14,865

Total serviced mortgage loans	$395,488	$419,269

Our Mortgage operations that conduct primary and master-servicing activities are required to maintain certain servicer ratings in accordance with master agreements entered into with GSEs. At December 31, 2010, our Mortgage operations were in compliance with the servicer-rating requirements of the master agreements.

In certain domestic securitizations of our Mortgage operations, the surety or other provider of contractual credit support is entitled to declare a servicer default and terminate the servicer upon the failure of the loans to meet certain portfolio delinquency and/or cumulative-loss thresholds. Our Mortgage operations received notice of termination from surety providers with respect to securitizations having an unpaid principal balance of $346 million and $4.8 billion during the years ended December 31, 2010 and 2009, respectively.

Automobile Servicing Activities

We service consumer automobile contracts. Historically, we have sold a portion of the consumer automobile contracts that we originated. With respect to contracts we sell, we retain the right to service and earn a servicing fee for our servicing function. Typically, we conclude that the fee we are paid for servicing consumer automobile finance receivables represents adequate compensation, and consequently, we do not recognize a servicing asset or liability. We recognized automobile servicing fees of $231 million, $237 million, and $295 million during the years ended December 31, 2010, 2009, and 2008, respectively.

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

Automobile Serviced Assets

The total serviced automobile assets were as follows.

	Outstanding
December 31, ($ in millions)	2010	2009
On-balance sheet automobile loans
Consumer automobile	$51,254	$39,846
Commercial automobile	35,629	29,776
Operating leases	9,128	15,995
Operations held-for-sale	242	660
Off-balance sheet automobile loans
Loans sold to third-party investors
Securitizations	—	7,251
Whole-loan	18,126	18,768
Other	979	1,365

Total serviced automobile loans	$115,358	$113,661

13.	Premiums Receivable and Other Insurance Assets

Premiums receivable and other insurance assets consisted of the following.

December 31, ($ in millions)	2010	2009
Prepaid reinsurance premiums	$249	$346
Reinsurance recoverable on unpaid losses	487	670
Reinsurance recoverable on paid losses	54	114
Premiums receivable	341	388
Deferred policy acquisition costs	1,050	1,202

Total premiums receivable and other insurance assets	$2,181	$2,720

14.	Other Assets

The components of other assets were as follows.

December 31, ($ in millions)	2010	2009
Property and equipment at cost	$1,315	$1,416
Accumulated depreciation	(939)	(1,080)

Net property and equipment	376	336
Fair value of derivative contracts in receivable position	3,966	2,654
Servicer advances	2,137	2,180
Restricted cash collections for securitization trusts (a)	1,705	3,654
Collateral placed with counterparties	1,569	1,760
Restricted cash and cash equivalents	1,323	1,590
Cash reserve deposits held-for -securitization trusts (b)	1,168	1,594
Debt issuance costs	704	829
Other accounts receivable	641	573
Prepaid expenses and deposits	638	749
Interests retained in financial asset sales	568	471
Goodwill	525	526
Nonmarketable equity securities	504	715
Investment in used vehicles held-for-sale	386	522
Real estate and other investments	280	340
Accrued interest and rent receivable	238	326
Repossessed and foreclosed assets	211	336
Other assets	625	732

Total other assets	$17,564	$19,887

(a)	Represents cash collection from customer payments on securitized receivables. These funds are distributed to investors as payments on the related secured debt.
(b)	Represents credit enhancement in the form of cash reserves for various securitization transactions we have executed.

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

The changes in the carrying amounts of goodwill for the periods shown were as follows.

($ in millions)	North American Automotive Finance operations	International Automotive Finance operations	Insurance operations		Other	Total
Goodwill acquired prior to December 31, 2008	$14	$527	$953		$1,541	$3,035
Accumulated impairment losses	(14)	—	(42)		(1,541)	(1,597)
Foreign-currency translation	—	(37)	(44)		—	(81)

Goodwill at December 31, 2008	$—	$490	$867		$—	$1,357
Sale of reporting unit	—	—	(107)		—	(107)
Impairment losses (a)	—	—	(607	) (b)	—	(607)
Transfer of assets of discontinued operations held-for-sale	—	(22)	(108)		—	(130)
Foreign-currency translation	—	1	12		—	13

Goodwill at December 31, 2009 (c)	$—	$469	$57		$—	$526
Transfer of assets of discontinued operations held-for-sale	—	(1)	(1)		—	(2)
Foreign-currency translation	—	—	1		—	1

Goodwill at December 31, 2010	$—	$468	$57		$—	$525

(a)	The impairment losses of our Insurance operations were reported as loss from discontinued operations, net of tax, in the Consolidated Statement of Income. All other impairment losses were reported as other operating expenses in the Consolidated Statement of Income.
(b)	During the three months ended December 31, 2008, and the three months ended June 30, 2009, our Insurance operations initiated an evaluation of goodwill for potential impairment, which was in addition to our annual impairment evaluation. These tests were initiated in light of a more-than-likely expectation that a reporting unit or a significant portion of a reporting unit will be sold. The fair value was determined using offers provided by willing purchasers. Based on the preliminary results of the assessments, our Insurance operations concluded that the carrying value of these reporting units exceeded the fair value resulting in an impairment loss during both 2008 and 2009.
(c)	Net of accumulated impairment losses of $649 million for Insurance operations.

15.	Deposit Liabilities

Deposit liabilities consisted of the following.

December 31, ($ in millions)	2010	2009
Domestic deposits
Noninterest-bearing deposits	$2,108	$1,755
NOW and money market checking accounts	8,081	7,213
Certificates of deposit	23,728	19,861
Dealer deposits	1,459	1,041

Total domestic deposit liabilities	35,376	29,870

Foreign deposits
Noninterest-bearing deposits	23	—
NOW and money market checking accounts	961	165
Certificates of deposit	2,390	1,555
Dealer deposits	298	166

Total foreign deposit liabilities	3,672	1,886

Total deposit liabilities	$39,048	$31,756

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

Noninterest-bearing deposits primarily represent third-party escrows associated with our mortgage loan-servicing portfolio. The escrow deposits are not subject to an executed agreement and can be withdrawn without penalty at any time. At December 31, 2010 and 2009, certificates of deposit included $7.0 billion and $4.8 billion, respectively, of domestic certificates of deposit in denominations of $100 thousand or more.

The following table presents the scheduled maturity of total certificates of deposit.

Year ended December 31, ($ in millions)
2011	$12,842
2012	6,832
2013	2,554
2014	1,160
2015	2,730

Total certificates of deposit	$26,118

16.	Short-term Borrowings

The following table presents the composition of our short-term borrowings portfolio.

	2010			2009
December 31, ($ in millions)	Unsecured	Secured	Total	Unsecured	Secured	Total
Demand notes	$2,033	$—	$2,033	$1,311	$—	$1,311
Bank loans and overdrafts	1,970	—	1,970	1,598	—	1,598
Federal Home Loan Bank	—	1,300	1,300	—	—	—
Federal Reserve bank advances	—	—	—	—	5,000	5,000
Other (a)	224	1,981	2,205	356	2,027	2,383

Total short-term borrowings	$4,227	$3,281	$7,508	$3,265	$7,027	$10,292

Weighted average interest rate (b)			3.5%			2.0%

(a)	Other primarily includes nonbank secured borrowings at our Mortgage and International Automotive Finance operations.
(b)	Based on the debt outstanding and the interest rate at December 31 of each year.

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

17.	Long-term Debt

The following tables present the composition of our long-term debt portfolio.

December 31, ($ in millions)	Amount	Interest rate	Weighted average interest rate (a)	Due date range
2010
Senior debt
Fixed rate (b)	$45,905
Variable rate	2,314

Total senior debt (c)	48,219	0.00–16.21%	6.56%	2011–2049
Subordinated debt
Fixed rate	4,227
Variable rate (d)	6,632

Total subordinated debt (e)	10,859	0.83–17.05%	4.76%	2011–2018
VIE secured debt
Fixed rate	10,706
Variable rate	13,760

Total VIE secured debt	24,466	0.30–8.30%	2.62%	2011–2016
Trust preferred securities
Fixed rate	2,621	8.00%	8.00%	2040
Fair value adjustment (f)	447

Total long-term debt (g)	$86,612

2009
Senior debt
Fixed rate (b)	$45,357
Variable rate	4,133

Total senior debt (c)	49,490	0.00–15.31%	6.47%	2010–2049
Subordinated debt
Fixed rate	4,778
Variable rate (d)	6,387

Total subordinated debt (e)	11,165	1.36–17.05%	5.53%	2010–2018
VIE secured debt
Fixed rate	4,461
Variable rate	19,756

Total VIE secured debt	24,217	0.31–14.99%	2.85%	2010–2016
Trust preferred securities
Fixed rate	2,620
Fair value adjustment (f)	529	8.00%	8.00%	2040

Total long-term debt (g)	$88,021

(a)	Based on the debt outstanding and the interest rate at December 31 of each year.
(b)	Includes $7.4 billion at both December 31, 2010 and 2009, guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program (TLGP).
(c)	Includes secured long-term debt of $4.0 billion and $6.7 billion at December 31, 2010 and 2009, respectively.
(d)	Includes $6.4 billion of debt outstanding from the Ally Bank and, U.S. Canadian automotive secured revolving credit facilities at December 31, 2010, and $6.1 billion outstanding from our syndicated U.S. and Canadian automotive secured revolving credit facility at December 31, 2009.
(e)	Includes secured long-term debt of $10.6 billion and $10.8 billion at December 31, 2010 and 2009, respectively.
(f)	Amount represents the hedge accounting adjustment of fixed-rate debt.
(g)	Includes fair value option-elected secured long-term debt of $972 million and $1.3 billion at December 31, 2010 and 2009, respectively. Refer to Note 27 for additional information.

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

	2010			2009
December 31, ($ in millions)	Unsecured	Secured	Total	Unsecured	Secured	Total
Long-term debt
Due within one year	$8,555	$13,603	$22,158	$7,429	$18,898	$26,327
Due after one year	38,499	25,508	64,007	38,331	22,834	61,165
Fair value adjustment	447	—	447	529	—	529

Total long-term debt	$47,501	$39,111	$86,612	$46,289	$41,732	$88,021

The following table presents the scheduled maturity of long-term debt, assuming no early redemptions will occur. The actual payment of secured debt may vary based on the payment activity of the related pledged assets.

Year ended December 31, ($ in millions)	2011	2012	2013	2014	2015	2016 and thereafter	Fair value adjustment	Total
Unsecured
Long-term debt	$9,530	$12,637	$1,884	$1,974	$3,650	$20,548	$447	$50,670
Original issue discount	(975)	(350)	(263)	(191)	(57)	(1,333)	—	(3,169)

Total unsecured	8,555	12,287	1,621	1,783	3,593	19,215	447	47,501

Secured
Long-term debt	13,502	9,145	8,631	3,261	2,514	1,711	—	38,764
Troubled debt restructuring concession (a)	101	105	82	46	13	—	—	347

Total secured	13,603	9,250	8,713	3,307	2,527	1,711	—	39,111

Total long-term debt	$22,158	$21,537	$10,334	$5,090	$6,120	$20,926	$447	$86,612

(a)	In the second quarter of 2008, ResCap executed an exchange offer that resulted in a concession being recognized as an adjustment to the carrying value of certain new secured notes. This concession is being amortized over the life of the new notes through a reduction to interest expense using an effective yield methodology.

The following table presents the scheduled maturity of long-term debt held by ResCap, assuming no early redemptions will occur. The actual payment of secured debt may vary based on the payment activity of the related pledged assets.

Year ended December 31, ($ in millions)	2011	2012	2013	2014	2015	2016 and thereafter	Fair value adjustment	Total
ResCap
Unsecured debt
Long-term debt	$209	$357	$529	$100	$114	$—	$33	$1,342
Original issue discount	—	—	—	—	—	—	—	—

Total unsecured	209	357	529	100	114	—	33	1,342

Secured debt
Long-term debt	508	—	707	707	707	1,234	—	3,863
Troubled debt restructuring concession	101	105	82	46	13	—	—	347

Total secured debt	609	105	789	753	720	1,234	—	4,210

ResCap — Total long-term debt	$818	$462	$1,318	$853	$834	$1,234	$33	$5,552

To achieve the desired balance between fixed- and variable-rate debt, we utilize interest rate swap agreements. The use of these derivative financial instruments had the effect of synthetically converting $24.0 billion of our fixed-rate debt into variable-rate obligations and $17.5 billion of our variable-rate debt into fixed-rate obligations at December 31, 2010. In addition, certain of our debt obligations are denominated in currencies other than the currency of the issuing country. Foreign-currency swap agreements are used to hedge exposure to changes in the exchange rates of obligations.

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

The following summarizes assets restricted as collateral for the payment of the related debt obligation primarily arising from securitization transactions accounted for as secured borrowings and repurchase agreements.

	2010		2009
December 31, ($ in millions)	Total	Ally Bank (a)	Total	Ally Bank (a)
Loans held-for-sale	$1,035	$—	$1,420	$—
Mortgage assets held-for-investment and lending receivables	12,451	11,137	11,356	9,410
Consumer automobile finance receivables	27,164	14,927	24,082	6,812
Commercial automobile finance receivables	19,741	15,034	21,447	5,095
Investment securities	2,227	2,190	2,676	2,613
Investment in operating leases, net	3,199	—	13,323	—
Mortgage servicing rights	2,801	1,746	2,474	1,015
Other assets	3,990	1,700	4,273	1,264

Total assets restricted as collateral (b)	$72,608	$46,734	$81,051	$26,209

Secured debt (c)	$42,392	$20,199	$48,759	$11,777

(a)	Ally Bank is a component of the total column.
(b)	Ally Bank has an advance agreement with the Federal Home Loan Bank of Pittsburgh (FHLB) and access to the Federal Reserve Bank Discount Window. Ally Bank had assets pledged and restricted as collateral to the FHLB and Federal Reserve Bank totaling $15.2 billion and $22.4 billion at December 31, 2010 and 2009, respectively. These assets were composed of consumer and commercial mortgage finance receivables and loans, net, consumer automobile finance receivables and loans, net, and investment securities. Under the agreement with the FHLB, Ally Bank also had assets pledged as collateral under a blanket lien totaling $5.3 billion and $1.9 billion at December 31, 2010 and 2009, respectively. These assets were primarily composed of mortgage servicing rights, consumer automobile finance receivables and loans, net, and other assets. Availability under these programs is generally only for the operations of Ally Bank and cannot be used to fund the operations or liabilities of Ally or its subsidiaries.
(c)	Includes $3,281 million and $7,027 million of short-term borrowings at December 31, 2010 and 2009, respectively.

Trust Preferred Securities

On December 30, 2009, we entered into a Securities Purchase and Exchange Agreement with the U.S. Department of Treasury (the Treasury) and GMAC Capital Trust I, a Delaware statutory trust (the Trust), which is a finance subsidiary that is wholly owned by Ally. As part of the agreement, the Trust sold to the Treasury 2,540,000 trust preferred securities (TRUPS) issued by the Trust with an aggregate liquidation preference of $2.5 billion. Additionally, we issued and sold to the Treasury a ten-year warrant to purchase up to 127,000 additional TRUPS with an aggregate liquidation preference of $127 million, at an initial exercise price of $0.01 per security, which the Treasury immediately exercised in full. The TRUPS have no stated maturity date but must be redeemed upon the redemption or maturity (February 15, 2040) of the Debentures. The TRUPS are generally nonvoting, other than voting on certain matters under certain circumstances, including generally, the adverse amendment of the amended and restated declaration of trust governing the TRUPS (the Declaration), and with respect to certain actions to be taken upon the occurrence of certain events of default on the TRUPS or, under certain circumstances, on the Debentures. During any period in which TRUPS remain outstanding but in which distributions on the TRUPS have not been fully paid, Ally is not permitted to (i) declare or pay dividends on; make any distributions with respect thereto; or redeem, purchase, or otherwise acquire, any of Ally’s capital stock or (ii) make any payments of principal, interest, or premium on, or repay, repurchase, or redeem any debt securities that rank on a parity with or junior in interest to the Debentures with certain specified exceptions.

Covenants and Other Requirements

We are subject to a leverage ratio under a revolving syndicated credit facility secured by U.S. and Canadian automotive receivables. The leverage ratio covenant requires our reporting segments, excluding our Mortgage operations, to have a ratio of consolidated borrowed funds to consolidated net worth not to exceed 11.0:1. At December 31, 2010, the leverage ratio was 3.3:1.

In secured funding transactions, there are trigger events that could cause the debt to be prepaid at an accelerated rate or could cause our usage of the credit facility to be discontinued. The triggers are generally based on the financial health and performance of the servicer as well as performance criteria for the pool of receivables, such as delinquency ratios, loss ratios, commercial payment rates. There were no trigger events in 2010.

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

When we issue debt securities in private offerings we are generally subject to registration rights agreements. Under these agreements, we agree to use reasonable efforts to cause the consummation of a registered exchange offer or to file a shelf registration statement within a prescribed period. In the event that we fail to meet these obligations, we may be required to pay additional penalty interest with respect to the covered debt during the period in which we fail to meet our contractual obligations.

Funding Facilities

We utilize both committed and uncommitted credit facilities. The financial institutions providing the uncommitted facilities are not legally obligated to advance funds under them. The amounts outstanding under our various funding facilities are included on our Consolidated Balance Sheet.

The total capacity in our committed funding facilities is provided by banks through private transactions. The committed secured funding facilities can be revolving in nature and allow for additional funding during the commitment period, or they can be amortizing and do not allow for any further funding after the closing date. At December 31, 2010, $28.8 billion of our $32.2 billion of committed capacity was revolving. Generally, our revolving facilities have a tenor of 364 days and are renewed annually.

Committed Funding Facilities

	Outstanding		Unused capacity (a)		Total capacity
December 31, ($ in billions)	2010	2009	2010	2009	2010	2009
Bank funding
Secured	$6.4	$—	$1.9	$—	$8.3	$—
Nonbank funding
Unsecured
Automotive Finance operations	0.8	0.7	—	0.1	0.8	0.8
Secured
Automotive Finance operations and other	8.3	23.0	9.1	9.0	17.4	32.0
Mortgage operations	1.0	1.7	0.6	0.4	1.6	2.1

Total nonbank funding	10.1	25.4	9.7	9.5	19.8	34.9

Shared capacity (b)	0.2	0.8	3.9	3.2	4.1	4.0

Total committed facilities	16.7	26.2	15.5	12.7	32.2	38.9

Whole-loan forward flow agreements (c)	—	—	—	9.4	—	9.4

Total	$16.7	$26.2	$15.5	$22.1	$32.2	$48.3

(a)	Funding from committed secured facilities is available on request in the event excess collateral resides in certain facilities or is available to the extent incremental collateral is available and contributed to the facilities.
(b)	Funding is generally available for assets originated by Ally Bank or the parent company, Ally Financial Inc.
(c)	Represents commitments of financial institutions to purchase U.S. automotive retail assets.

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

Uncommitted Funding Facilities

	Outstanding		Unused capacity		Total capacity
December 31, ($ in billions)	2010	2009	2010	2009	2010	2009
Bank funding
Secured
Federal Reserve funding programs	$—	$5.0	$4.0	$2.8	$4.0	$7.8
FHLB advances	5.3	5.1	0.2	0.8	5.5	5.9

Total bank funding	5.3	10.1	4.2	3.6	9.5	13.7

Nonbank funding
Unsecured
Automotive Finance operations	1.4	0.8	0.6	0.1	2.0	0.9
Secured
Automotive Finance operations	0.1	0.3	—	0.1	0.1	0.4
Mortgage operations	—	—	0.1	0.2	0.1	0.2

Total nonbank funding	1.5	1.1	0.7	0.4	2.2	1.5

Total uncommitted facilities	$6.8	$11.2	$4.9	$4.0	$11.7	$15.2

Private Debt Exchange and Cash Tender Offers

On November 20, 2008, we commenced separate private exchange and cash tender offers to purchase and/or exchange certain of our and our subsidiaries (the Ally Offers) and ResCap’s (the ResCap Offers) outstanding notes held by eligible holders for cash, newly issued notes of Ally, and in the case of the Ally Offers only, preferred stock of a wholly owned Ally subsidiary.

In the Ally Offers, we offered to purchase and/or exchange any and all of certain old Ally notes (the Ally Old Notes) held by eligible holders for, at the election of each eligible holder, either (a)(1) newly issued senior guaranteed notes of Ally on substantially the same terms as the applicable series of Ally Old Notes exchanged (the Guaranteed Notes), except for the Guaranteed Notes being guaranteed by certain subsidiaries of Ally, and (2) newly issued 9% perpetual senior preferred stock (which has been subsequently reduced to 7% pursuant to the terms of such securities) with a liquidation preference of $1,000 per share of a wholly owned nonconsolidated subsidiary of Ally (the New Preferred Stock) or (b) cash, in each case in the amounts per $1,000 principal amount of Ally Old Notes as specified in the related offering materials. To the extent that cash required to purchase all Ally Old Notes tendered pursuant to cash elections exceeded $2 billion, each eligible holder who made a cash election had the amount of Ally Old Notes it tendered for cash accepted on a pro rata basis across all series such that the aggregate amount of cash spent in the offers equaled $2 billion, and the balance of Ally Old Notes each such holder tendered that was not accepted for purchase for cash was exchanged into new securities as if such holder had made a new securities election in accordance with option (a) described above.

The Guaranteed Notes (the Note Guarantees) are guaranteed, on a joint and several basis, by GMAC Latin America Holdings LLC, GMAC International Holdings B.V., GMAC Continental LLC, IB Finance Holding Company LLC, and Ally US LLC (each a Note Guarantor), which are all wholly owned subsidiaries of Ally. The Note Guarantees are senior obligations of each Note Guarantor and rank equally with all existing and future senior debt of each Note Guarantor. The Note Guarantees rank senior to all subordinated debt of each Note Guarantor.

In the ResCap Offers, Ally offered to purchase and/or exchange any and all of certain ResCap notes (the ResCap Old Notes) held by eligible holders for, at the election of each eligible holder, either (a)(1) in the case of 8.50% notes of ResCap maturing on May 15, 2010, newly issued 7.50% senior notes of Ally due 2013 (the New Senior Notes) or (2) in the case of all other series of ResCap Old Notes, a combination of New Senior Notes and newly issued 8.00% subordinated notes of Ally due 2018 (the Subordinated Notes), or (b) cash, in all cases in the amount of $1,000 principal amount of ResCap Old Notes as specified in the related offering materials. To the extent that cash required to purchase all ResCap Old Notes tendered pursuant to cash elections exceeded $500 million, each eligible holder who made a cash election had the amount of ResCap Old Notes it tendered for cash accepted on a pro rata basis across all series such that the aggregate amount of cash spent in the offers equaled $500 million, and the balance of ResCap Old notes each such holder tendered that was not accepted for purchase for cash was exchanged into new securities as if such holder had made a new securities election in accordance with option (a) described above.

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

The Ally Offers and ResCap offers (collectively, the Offers) settled on December 31, 2008. Approximately $17.5 billion in the aggregate principal amount (or 59%) of the outstanding Ally Old Notes were validly tendered and accepted in the Ally Offers, and approximately $3.7 billion in aggregate principal amount (or 39%) of the outstanding ResCap Old Notes were validly tendered and accepted in the ResCap Offers.

The Ally Offers and the ResCap Offers were accounted for as a debt modification and resulted in a pretax gain on extinguishment of debt of $11.5 billion. The gain on extinguishment consisted of a $3.8 billion principal discount, a $5.4 billion discount representing the difference between the face value and the estimated fair value of the new Ally and ResCap notes, and a $2.3 billion discount representing the difference between the face value and estimated fair value of new preferred stock. The discount of the new Ally and ResCap notes will be amortized as interest expense over the terms of the new notes using the effective interest method. Refer to Note 1 for additional information related to the accounting policy.

18.	Reserves for Insurance Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the activity in the reserves for insurance losses and loss adjustment expenses.

Year ended December 31, ($ in millions)	2010	2009	2008
Balance at beginning of year	$1,215	$2,895	$3,089
Reinsurance recoverables	(670)	(1,660)	(893)

Net balance at beginning of year	545	1,235	2,196
Net reserves reclassified from liabilities of discontinued operations held-for-sale (a)	784	—	—
Net reserves ceded — retroactive reinsurance (b)	(85)	—	(703)
Net reserves sold (c)	(452)	(82)	—
Incurred from continuing operations related to
Current year	932	1,021	1,437
Prior years (d)	(56)	19	(41)

Total incurred from continuing operations	876	1,040	1,396
Incurred from discontinued operations related to
Current year	301	1,007	1,142
Prior years (e)	1	(4)	(16)

Total incurred from discontinued operations	302	1,003	1,126
Paid related to
Current year	(1,015)	(1,353)	(1,692)
Prior years	(316)	(583)	(931)

Total paid	(1,331)	(1,936)	(2,623)
Net reserves reclassified to liabilities of discontinued operations held-for-sale (f)	(269)	(784)	—
Effects of exchange-rate changes	5	69	(157)

Net balance at end of year	375	545	1,235
Reinsurance recoverables	487	670	1,660

Balance at end of year	$862	$1,215	$2,895

(a)	Represents the fair value of reserves of discontinued operations held-for-sale at the beginning of the year.
(b)	On November 30, 2010, we entered into a loss portfolio transfer that ceded our losses and loss adjustment expenses related to business underwritten by our international reinsurance agency, which was sold on the same date. On November 3, 2008, we entered into a loss portfolio transfer that ceded our losses and loss adjustment expenses related to business underwritten by our U.S. reinsurance agency, which was sold on the same date. The loss portfolio transfers were accounted for as retroactive reinsurance. Retroactive reinsurance balances result from reinsurance placed to cover losses on insured events occurring prior to the inception of a reinsurance contract.
(c)	During 2010 and 2009, we completed the sale of our U.S. personal automotive insurance business.
(d)	Incurred losses and loss adjustment expenses from continuing operations were adjusted as a result of changes in prior years’ reserve estimates for certain assumed reinsurance coverages, international private passenger automobile coverages, or dealer-related products.
(e)	Incurred losses and loss adjustment expenses from discontinued operations were adjusted as a result of changes in prior year reserve estimates for certain private passenger automobile coverages.
(f)	Reclassification is net of reinsurance recoveries.

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

19.	Accrued Expenses and Other Liabilities

The components of accrued expenses and other liabilities were as follows.

December 31, ($ in millions)	2010	2009
Fair value of derivative contracts in payable position	$3,860	$1,895
Loan repurchase liabilities	2,500	1,953
Accounts payable	1,267	1,275
Collateral received from counterparties	916	432
Reserve for mortgage representation and warranty obligation	830	1,263
Current and deferred income taxes, net	647	1,058
Employee compensation and benefits	591	403
GM payable, net	202	179
Securitization trustee payable	179	528
Reinsurance payable	91	208
Deferred revenue	85	91
Other liabilities	958	1,171

Total accrued expenses and other liabilities	$12,126	$10,456

20.	Equity

Common Stock

Our common stock has a par value of $0.01 and there are 2,021,384 shares authorized for issuance. Our common stock is not registered with the Securities and Exchange Commission, and there is no established trading market for the shares. The Treasury holds 73.78% of Ally common stock. The following table presents changes in the number of shares issued and outstanding.

(in shares)	2010	2009	2008
Members’ interest / common stock (a)
January 1,	799,120	269,960	107,984
New issuances:
Conversion of Series F-2 Preferred Stock (b)	531,850	—	—
Common equity investments (c)	—	269,960	—
Conversion of Series F Preferred Stock (d)	—	259,200	—
Contributions of loan participations (e)	—	—	161,976

December 31,	1,330,970	799,120	269,960

(a)	On June 30, 2009, our members’ interests became common stock due to our conversion from a limited liability company to a corporation. As a result, each unit of each class of common and preferred membership interests issued and outstanding was converted into shares of capital stock with substantially the same rights and preferences as such membership interests. Refer to Note 24 for additional information regarding the tax impact of the conversion.
(b)	On December 30, 2010, 110,000,000 shares of Series F-2 Preferred Stock owned by the Treasury were converted into 531,850 shares of Ally common stock.
(c)	On January 16, 2009, we completed a rights offering for $1.3 billion of common equity from existing Ally common shareholders.
(d)	On December 30, 2009, 60,000,000 shares of Series F Preferred Stock, all of which were owned by the Treasury, were converted into 259,200 shares of Ally common stock.
(e)	On December 29, 2008, GM and an affiliate of Cerberus Capital Management contributed to Ally $750 million of subordinated participations in a $3.5 billion senior secured credit facility between Ally and ResCap in exchange for additional common membership interests in Ally.

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

Mandatorily Convertible Preferred Stock held by the Treasury

Series F-2 Preferred Stock

On December 30, 2009, Ally entered into a Securities Purchase and Exchange Agreement (the Purchase Agreement) with the Treasury, pursuant to which a series of transactions occurred resulting in the Treasury acquiring 228,750,000 shares of Ally’s newly issued Fixed Rate Cumulative Mandatorily Convertible Preferred Stock, Series F-2 (the New MCP), with a total liquidation preference of $11,437,500,000. On December 30, 2010, the Treasury converted 110,000,000 shares of the New MCP into 531,850 shares of Ally common stock. The conversion occurred at an agreed upon rate that exceeded the initial conversion rate as defined in Exhibit H to the Ally Certificate of Incorporation. The fair value of the additional shares was approximately $586 million and represented an inducement. The fair value of the additional common shares issued to the Treasury was determined using a combination of valuation techniques consistent with the market approach (Level 3 fair value inputs). The market approach we used to estimate the fair value of our common stock incorporated a combination of the tangible equity and earnings multiples from comparable publicly traded companies deemed similar to Ally (and its operating segments) and by observing comparable transactions in the marketplace. We also considered the implied valuation of our common stock based on the December 30, 2010, conversion with the Treasury.

In connection with the conversion, the New MCP Certificate of Designation was amended to require us to deliver additional shares to the New MCP holders upon occurrence of certain specified events. The fair value associated with this provision was $30 million and was reflected in the New MCP balance at December 31, 2010. The fair value of the provision was determined utilizing an option pricing model using inputs and assumptions that management believes a willing market participant would use in estimating fair value (a Level 3 fair value input).

As a result, the Treasury now holds 118,750,000 shares of the New MCP, with a total liquidation preference of $5,937,500,000. Dividends of the New MCP accrue at 9% per annum. Dividends are payable quarterly, in arrears, only if and when declared by Ally’s Board of Directors. The New MCP generally is nonvoting, other than class-voting on certain matters under certain circumstances, including generally, the authorization of senior capital stock, the adverse amendment of the New MCP, and any exchange or reclassification involving the New MCP or merger or consolidation of Ally. Upon conversion of the New MCP into Ally common stock, the holder would have the voting rights associated with the common stock.

The shares of the New MCP are convertible into common stock at the applicable conversion rate (as provided in the Certificate of Designation) either: (i) at Ally’s option, at any time or from time to time, with the prior approval of the Federal Reserve provided that Ally is not permitted to convert any shares of the New MCP held by the Treasury except (a) with the prior written consent of the Treasury (which consent may be granted in the sole discretion of the Treasury with respect to each conversion considering such factors as it deems appropriate at such time, which may include seeking to condition the terms on which it may provide such consent, which may include seeking an alteration of the conversion rate) or (b) pursuant to an order of the Federal Reserve compelling such a conversion; or (ii) at the option of the holder, upon the occurrence of certain specified transactions. All shares of the New MCP that remain outstanding on December 30, 2016, will automatically convert into common stock at a conversion rate of 0.00432 common shares per share of the New MCP. Under any conversion of the New MCP, settlement will always occur by issuance of our common stock.

Subject to the approval of the Federal Reserve and the restrictions imposed by the terms of our other preferred stock, we may opt to redeem, in whole or in part, from time to time, the New MCP then outstanding at any time. On or before December 30, 2011, the New MCP may be redeemed at the liquidation preference, plus any accrued and unpaid dividends. After December 30, 2011, the New MCP may be redeemed at the greater of the liquidation preference, plus any accrued and unpaid dividends or the as-converted value, as defined in the Certificate of Designation.

Subject to certain exceptions, for so long as any shares of the New MCP are outstanding and owned by the Treasury, Ally is generally prohibited from paying certain dividends or distributions on, or redeeming, repurchasing, or acquiring its capital stock or other equity securities without the consent of the Treasury. Additionally, Ally is generally prohibited from making any dividends or distributions on, or redeeming, repurchasing, or acquiring its capital stock or other equity securities unless all accrued and unpaid dividends for all past dividend periods on the New MCP are fully paid.

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

The following table summarizes information about the New MCP.

December 31,	2010	2009
Par value (per share)	$0.01	$0.01
Liquidation preference (per share)	$50	$50
Number of shares authorized	228,750,000	228,750,000
Number of shares issued and outstanding (a)	118,750,000	228,750,000

(a)	On December 30, 2010, 110,000,000 shares were converted into 531,850 shares of Ally common stock.

Preferred Stock

The following table summarizes information about our Series G and Series A preferred stock.

December 31,	2010	2009
Series G
Par value (per share)	$0.01	$0.01
Liquidation preference (per share)	$1,000	$1,000
Number of shares authorized	2,576,601	2,576,601
Number of shares issued and outstanding	2,576,601	2,576,601
Series A
Par value (per share)	$0.01	$0.01
Liquidation preference (per share)	$1,000	$1,000
Number of shares authorized	4,021,764	4,021,764
Number of shares issued and outstanding	1,021,764	1,021,764

Series G Preferred Stock

Effective June 30, 2009, and as previously disclosed, we converted (the Conversion) from a Delaware limited liability company into a Delaware corporation in accordance with applicable law. In connection with the Conversion, the 7% Cumulative Perpetual Preferred Stock (the Blocker Preferred) of Preferred Blocker Inc. (PBI), a wholly owned subsidiary, was required to be converted into or exchanged for preferred stock. For this purpose, we had previously authorized for issuance its 7% Fixed Rate Cumulative Perpetual Preferred Stock, Series G (the Series G Preferred Stock). Pursuant to the terms of a Certificate of Merger, effective October 15, 2009, PBI merged with and into Ally with Ally continuing as the surviving entity. At that time, each share of the Blocker Preferred issued and outstanding immediately prior to the effective time of the merger was converted into the right to receive an equal number of newly issued shares of Series G Preferred Stock. In the aggregate, 2,576,601 shares of Series G Preferred Stock were issued to holders of the Blocker Preferred in connection with the merger. The Series G Preferred Stock ranks equally in right of payment with each of our outstanding series of preferred stock in accordance with the terms thereof.

The Series G Preferred Stock accrues dividends at a rate of 7% per annum. Dividends are payable quarterly, in arrears, only if and when declared by Ally’s Board of Directors. The Series G Preferred Stock may not be redeemed prior to December 31, 2011. Subject to any other restrictions contained in the terms of any other series of stock or other agreements that Ally is or may become subject to, on or after December 31, 2011, at Ally’s option and subject to Ally having obtained any required regulatory approvals, Ally may, subject to certain conditions, redeem the Series G Preferred Stock, in whole or in part, at any time or from time to time, upon proper notice given, at a redemption price equal to the liquidation amount plus the amount of any accrued and unpaid dividends thereon through the date of redemption. The Series G Preferred Stock generally is nonvoting other than class-voting on certain matters under certain circumstances including generally, the authorization of senior capital stock or amendments that adversely impact the Series G Preferred Stock. Ally is generally prohibited from making any Restricted Payments on or prior to January 1, 2014, and may only make Restricted Payments after January 1, 2014, if certain conditions are satisfied. For this purpose, Restricted Payments include, subject to certain exceptions, any dividend payment or distribution of assets on any common stock or any redemption, purchase, or other acquisition of any shares of common stock.

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

Series A Preferred Stock

A subsidiary of GM currently holds 1,021,764 shares of Ally Fixed Rate Perpetual Preferred Stock, Series A (the Series A Preferred Stock). We are required to make distributions at a rate of 10% per annum for each fiscal quarter with respect to the Series A Preferred Stock if certain conditions are met. The Ally Board of Directors is permitted to reduce any distribution to the extent required to avoid a reduction of the equity capital of Ally below a minimum amount of equity capital as specified in our Certificate of Incorporation. In addition, with the consent of GM, the Ally Board of Directors may suspend the payment of distributions with respect to any one or more fiscal quarters. Distributions not made do not accumulate. Ally’s other series of outstanding preferred stock, outstanding debt, and certain agreements between Ally and the Treasury, limit Ally’s ability to repurchase or redeem the Series A Preferred Stock. The terms of such other stock and agreements will, under a variety of circumstances, prohibit Ally from repurchasing or redeeming any shares of the Series A Preferred Stock or will require that Ally redeem such other series of preferred stock on a pro rata basis with any shares of the Series A Preferred Stock that it redeems. Subject to an applicable replacement capital covenant and any other restrictions contained in the terms of any other series of stock, Ally may redeem all or any portion of the outstanding shares of Series A Preferred Stock. Any such redemption shall be at a price equal to (i) at any time prior to November 30, 2011, the sum of the liquidation amount, multiplied by 1.03, plus any accrued but unpaid dividends, or (ii) at any time from and after November 30, 2011, the sum of the liquidation amount and any accrued but unpaid dividends. The Series A Preferred Stock generally is nonvoting other than class voting on certain matters under certain circumstances including generally, the authorization of senior capital stock or amendments that adversely impact the Series A Preferred Stock.

21.	Accumulated Other Comprehensive Income (Loss)

The following table presents changes, net of tax, in each component of accumulated in other comprehensive income (loss).

($ in millions)	Unrealized gains (losses) on investment securities (a)	Translation adjustments and net investment hedges	Cash flow hedges	Defined benefit pension plans	Accumulated other comprehensive income (loss)
Balance at January 1, 2008	$92	$852	$(9)	$17	$952
Net unrealized losses arising during the period	(255)	(1,020)	(24)	(138)	(1,437)
Less: Net realized losses reclassified to net income	(91)	—	(5)	—	(96)

2008 net change	(164)	(1,020)	(19)	(138)	(1,341)

Balance at December 31, 2008	(72)	(168)	(28)	(121)	(389)
Net unrealized gains arising during the period	115	601	—	24	740
Less: Net realized losses reclassified to net income	(108)	—	(1)	—	(109)

2009 net change	223	601	1	24	849

Balance at December 31, 2009	151	433	(27)	(97)	460
Net unrealized gains (losses) arising during the period	320	(18)	33	(40)	295
Less: Net realized gains (losses) reclassified to net income	497	(1)	—	—	496

2010 net change	(177)	(17)	33	(40)	(201)

Balance at December 31, 2010	$(26)	$416	$6	$(137)	$259

(a)	Represents the after-tax difference between the fair value and amortized cost of our available-for-sale securities portfolio.

22.	Regulatory Capital and Other Regulatory Matters

As a bank holding company, we and our wholly owned banking subsidiary, Ally Bank, are subject to risk-based capital and leverage guidelines issued by federal and state banking regulators that require that our capital-to-assets ratios meet certain minimum standards. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

discretionary action by regulators that, if undertaken, could have a direct material effect on our consolidated financial statements or the results of operations and financial condition of Ally Bank. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.

The risk-based capital ratios are determined by allocating assets and specified off-balance sheet financial instruments into several broad risk categories with higher levels of capital being required for the categories, which presents greater risk. Under the guidelines, total capital is divided into two tiers: Tier 1 capital and Tier 2 capital. Tier 1 capital generally consists of common equity, minority interests, and qualifying preferred stock (including fixed-rate cumulative preferred stock issued and sold to the Treasury) less goodwill and other adjustments. Tier 2 capital generally consists of preferred stock not qualifying as Tier 1 capital, limited amounts of subordinated debt and the allowance for loan losses, and other adjustments. The amount of Tier 2 capital may not exceed the amount of Tier 1 capital.

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

A banking institution meets the regulatory definition of “well-capitalized” when its Total risk-based capital ratio equals or exceeds 10% and its Tier 1 risk-based capital ratio equals or exceeds 6% unless subject to a regulatory directive to maintain higher capital levels and for insured depository institutions, a leverage ratio that equals or exceeds 5%.

In conjunction with the Supervisory Capital Assessment Program (S-CAP), the banking regulators have developed a new measure of capital called “Tier 1 common” defined as Tier 1 capital less noncommon elements including qualified perpetual preferred stock, qualifying minority interest in subsidiaries, and qualifying trust preferred securities.

On October 29, 2010, Ally, IB Finance Holding Company, LLC, Ally Bank, and the FDIC entered into a Capital and Liquidity Maintenance Agreement (CLMA) that supersedes an original agreement dated July 21, 2008. The CLMA requires capital at Ally Bank to be maintained at a level such that Ally Bank’s leverage ratio is at least 15%, which is consistent with capital requirements currently applicable to Ally Bank and thus does not impose any additional capital requirements. For this purpose, the leverage ratio is determined in accordance with the FDIC’s regulations related to capital maintenance.

Additionally, on May 21, 2009, the Federal Reserve Board (FRB) granted Ally Bank an expanded exemption from Section 23A of the Federal Reserve Act and the FRB’s Regulation W. The exemption enables Ally Bank to make certain extensions of credit to consumers for the purchase of GM vehicles or vehicles floorplanned by Ally and to provide floorplan financing for the purchase of GM vehicles, subject to certain limitations. The exemption requires Ally to maintain a Total risk-based capital ratio of 15% and Ally Bank to maintain a Tier 1 leverage ratio of 15%.

On January 28, 2010, the federal banking agencies published a final rule amending the risk-based capital guidelines associated with the implementation of ASU 2009-17. The rule permits banking organizations to phase in the effects of the consolidation on risk-weighted assets and also makes provisions associated with the impact of allowance for loan and lease losses effects on Tier 2 capital during 2010. Ally elected to utilize this optional phase-in approach. After full implementation of the phase-in on January 1, 2011, we will continue to be in compliance with all required minimum ratios. Refer to Note 1 for additional information related to the adoption of ASU 2009-17.

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

The following table summarizes our capital ratios.

	2010		2009		Required	Well- capitalized
December 31, ($ in millions)	Amount	Ratio	Amount	Ratio	minimum	minimum
Risk-based capital
Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$22,189	15.00%	$22,398	14.15%	4.00%	6.00%
Ally Bank	10,738	19.23%	7,768	20.85%	4.00%	6.00%
Total (to risk-weighted asset)
Ally Financial Inc.	$24,213	16.36%	$24,623	15.55%	15.00% (a)	10.00%
Ally Bank	11,438	20.48%	8,237	22.10%	8.00%	10.00%
Tier 1 leverage (to adjusted average assets) (b)
Ally Financial Inc.	$22,189	13.05%	$22,398	12.70%	3.00–4.00%	(c)
Ally Bank	10,738	15.81%	7,768	15.42%	15.00% (d)	5.00%
Tier 1 common (to risk-weighted assets)
Ally Financial Inc.	$12,677	8.57%	$7,678	4.85%	n/a	n/a
Ally Bank	n/a	n/a	n/a	n/a	n/a	n/a

n/a = not applicable

(a)	Ally, in accordance with the FRB exemption from Section 23A, is required to maintain a Total risk-based capital ratio of 15%.
(b)	Federal regulatory reporting guidelines require the calculation of adjusted average assets using a daily average methodology. We currently calculate using a combination of monthly and daily average methodologies. We are in the process of modifying information systems to address the daily average requirement.
(c)	There is no Tier 1 leverage component in the definition of a well-capitalized bank holding company.
(d)	Ally Bank, in accordance with the FRB exemption from Section 23A, is required to maintain a Tier 1 leverage ratio of at least 15%.

At December 31, 2010, Ally and Ally Bank were “well-capitalized” and met all capital requirements to which we were subject.

Basel Capital Accord

The minimum risk-based capital requirements adopted by the federal banking agencies follow the Capital Accord of the Bank for International Settlements’ Basel Committee on Banking Supervision (Basel Committee). The Capital Accord was published in 1988 and generally applies to depository institutions and their holding companies in the United States. In 2004, the Basel Committee published a revision to the Capital Accord (Basel II). The goal of the Basel II capital rules is to provide more risk-sensitive regulatory capital calculations and promote enhanced risk management practices among large, internationally active banking organizations. U.S. banking regulators published final Basel II rules in December 2007. Ally is required to comply with the Basel II rules, as implemented by the U.S. banking regulators. Prior to full implementation of the Basel II rules, Ally is required to complete a qualification period of four consecutive quarters during which it needs to demonstrate that it meets the requirements of the rules to the satisfaction of its primary U.S. banking regulator. The U.S. implementation timetable consists of the qualification period followed by a minimum transition period of three years. During the transition period, Basel II risk-based capital requirements cannot fall below certain floors based on pre-existing capital regulations (Basel I). Ally is currently in the qualification period and expects to be in compliance with all relevant Basel II rules within the established timelines.

In addition to Basel II, the Basel Committee recently adopted new capital, leverage and liquidity guidelines under the Basel Accord (Basel III), which, when implemented in the United States, may have the effect of raising capital requirements beyond those required by current law and the Dodd-Frank Act. Basel III increases the minimum Tier 1 common equity ratio to 4.5%, net of regulatory deductions, and introduces a capital conservation buffer of an additional 2.5% of common equity to risk-weighted assets, raising the target minimum common equity ratio to 7.0%. Basel III increases the minimum Tier 1 capital ratio to 8.5% inclusive of the capital conservation buffer, increases the minimum total capital ratio to 10.5% inclusive of the capital buffer, and introduces a countercyclical capital buffer of up to 2.5% of common equity or other fully loss absorbing capital for periods of excess credit growth. Basel III also introduces a nonrisk adjusted Tier 1 leverage ratio of 3%, based on a

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

measure of the total exposure rather than total assets, and new liquidity standards. The Basel III capital, leverage and liquidity standards will be phased in over a multiyear period. The Basel III rules, when implemented, will also impose a 15% cap on the amount of Tier 1 capital that can be met, in the aggregate, through significant investments in the common shares of unconsolidated financial subsidiaries, MSRs and deferred tax assets through timing differences. In addition, under Basel III rules, after a ten-year phase out period beginning on January 13, 2013, trust preferred and other “hybrid” securities will no longer qualify as Tier 1 capital.

International Banks, Finance Companies, and Other Foreign Operations

Certain of our foreign subsidiaries operate in local markets as either banks or regulated finance companies and are subject to regulatory restrictions. These regulatory restrictions, among other things, require that our subsidiaries meet certain minimum capital requirements and may restrict dividend distributions and ownership of certain assets. Total assets of our regulated international banks and finance companies were approximately $14.5 billion and $13.6 billion at December 31, 2010 and 2009, respectively. In addition, the Bank Holding Company Act imposes restrictions on Ally’s ability to invest equity abroad without FRB approval. Many of our other operations are also heavily regulated in many jurisdictions outside the United States.

Depository Institutions

On December 24, 2008, Ally Bank received approval from the Utah Department of Financial Institutions (UDFI) to convert from an industrial bank to a commercial nonmember state-chartered bank. Ally Bank’s deposits are insured by the FDIC, and Ally Bank is required to file periodic reports with the FDIC concerning its financial condition. Total assets of Ally Bank were $70.3 billion and $55.3 billion at December 31, 2010 and 2009, respectively.

Ally Bank is subject to Utah law (and, in certain instances, federal law) which places restrictions and limitations on the amount of dividends or other distributions. Ally did not receive any dividends from Ally Bank in 2010 or 2009.

The Federal Reserve Bank requires banks to maintain minimum average reserve balances. The amount of the required reserve balance for Ally Bank was $2.4 million and $34.3 million at December 31, 2010 and 2009, respectively.

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

Certain of our mortgage subsidiaries are required to maintain regulatory net worth requirements. Failure to meet minimum capital requirements can initiate certain mandatory actions by federal, state, and foreign agencies that could have a material effect on our results of operations and financial condition. These entities were in compliance with these requirements at December 31, 2010.

Insurance Companies

Our Insurance operations are subject to certain minimum aggregate capital requirements, net asset and dividend restrictions under applicable state and foreign insurance law, and the rules and regulations promulgated by various U.S. and foreign regulatory agencies. Under various state and foreign insurance regulations, dividend distributions may be made only from statutory unassigned surplus, with approvals required from the regulatory authorities for dividends in excess of certain statutory limitations. At December 31, 2010, the maximum dividend that could be paid by the insurance subsidiaries over the next twelve months without prior statutory approval was $190 million.

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

23.	Derivative Instruments and Hedging Activities

We enter into interest rate and foreign-currency swaps, futures, forwards, options, and swaptions in connection with our market risk management activities. Derivative instruments are used to manage interest rate risk relating to specific groups of assets and liabilities, including investment securities, MSRs, debt, and deposits. In addition, we use foreign exchange contracts to mitigate foreign-currency risk associated with foreign-currency-denominated debt, foreign exchange transactions, and our net investment in foreign subsidiaries. Our primary objective for utilizing derivative financial instruments is to manage market risk volatility associated with interest rate and foreign-currency risks related to the assets and liabilities.

Interest Rate Risk

We execute interest rate swaps to modify our exposure to interest rate risk by converting certain fixed-rate instruments to a variable rate. We apply hedge accounting for certain derivative instruments used to hedge fixed-rate debt. We monitor our mix of fixed- and variable-rate debt in relation to the rate profile of our assets. When it is cost effective to do so, we may enter into interest rate swaps to achieve our desired mix of fixed- and variable-rate debt. Our qualifying accounting hedges consist of hedges of fixed-rate debt obligations in which receive-fixed swaps are designated as hedges of specific fixed-rate debt obligations.

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

We use a multitude of derivative instruments to manage the interest rate risk related to MSRs and retained interests. They include, but are not limited to, interest rate futures contracts, call or put options on U.S. Treasuries, swaptions, mortgage-backed securities (MBS) futures, U.S. Treasury futures, interest rate swaps, interest rate floors, and interest rate caps. We monitor and actively manage our risk on a daily basis, and therefore trading volume can be large.

•

Mortgage loan commitments and mortgage and automobile loans held-for-sale — We are exposed to interest rate risk from the time an interest rate lock commitment (IRLC) is made until the time the mortgage loan is sold. Changes in interest rates impact the market price for our loans; as market interest rates decline, the value of existing IRLCs and loans held-for-sale go up and vice versa. Our primary objective in risk management activities related to IRLCs and mortgage loans held-for-sale is to eliminate or greatly reduce any interest rate risk associated with these items.

The primary derivative instrument we use to accomplish the risk management objective for mortgage loans and IRLCs is forward sales of mortgage-backed securities, primarily Fannie Mae or Freddie Mac to-be-announced securities. These instruments typically are entered into at the time the IRLC is made. The value of the forward sales contracts moves in the opposite direction of the value of our IRLCs and mortgage loans held-for-sale. We also use other derivatives, such as interest rate swaps, options, and futures, to economically hedge certain portions of the mortgage portfolio. Nonderivative instruments may also be periodically used to economically hedge the mortgage portfolio, such as short positions on U.S. Treasuries. We monitor and actively manage our risk on a daily basis. We do not apply hedge accounting to this derivative portfolio.

Our automotive whole-loan forward flow agreements, which represented the commitment of financial institutions to purchase U.S. automotive retail assets, expired during 2010. We completed the final transaction under these arrangements in October 2010.

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

•

Debt — As part of our previous on-balance sheet securitizations and/or secured aggregation facilities, certain interest rate swaps or interest rate caps were included within consolidated variable interest entities; these swaps or caps were generally required to meet certain rating agency requirements or were required by the facility lender or provider. The interest rate swaps and/or caps are generally entered into when the debt is issued; accordingly, current trading activity on this particular derivative portfolio is minimal. Additionally, effective January 1, 2010, the derivatives that were hedging certain of our off-balance sheet securitization activities are now hedging these securitizations as on-balance sheet securitization activities. We consolidated the off-balance sheet securitizations on January 1, 2010, due to accounting principle changes associated with ASU 2009-17. Refer to Note 1 and Note 11 for additional information related to the recent adoption and subsequent reassessments.

With the exception of a portion of our fixed-rate debt, we do not apply hedge accounting to our derivative portfolio held to economically hedge our debt portfolio. Typically, the significant terms of the interest rate swaps match the significant terms of the underlying debt resulting in an effective conversion of the rate of the related debt.

•

Other — We enter into futures, options, and swaptions to economically hedge our net fixed versus variable interest rate exposure. We also enter into equity options to economically hedge our exposure to the equity markets.

Foreign Currency Risk

We enter into derivative financial instrument contracts to hedge exposure to variability in cash flows related to foreign-currency financial instruments. Currency swaps and forwards are used to hedge foreign exchange exposure on foreign-currency-denominated debt by converting the funding currency to the same currency of the assets being financed. Similar to our interest rate hedges, the swaps are generally entered into or traded concurrent with the debt issuance with the terms of the swap matching the terms of the underlying debt.

Our foreign subsidiaries maintain both assets and liabilities in local currencies; these local currencies are generally the subsidiaries’ functional currencies for accounting purposes. Foreign-currency exchange-rate gains and losses arise when the assets or liabilities of our subsidiaries are denominated in currencies that differ from its functional currency. In addition, our equity is impacted by the cumulative translation adjustments resulting from the translation of foreign subsidiary results; this impact is reflected in our other comprehensive income (loss). We enter into foreign-currency forwards and option-based contracts with external counterparties to hedge foreign exchange exposure on our net investments in foreign subsidiaries. Our net investment hedges are recorded at fair value with changes recorded to other comprehensive income (loss) with the exception of the spot to forward difference that is recorded in current period earnings. The net derivative gain or loss remains in other comprehensive income (loss) until earnings are impacted by the sale or the liquidation of the associated foreign operation.

In addition, we have a centralized lending program to manage liquidity for all of our subsidiary businesses. Foreign-currency-denominated loan agreements are executed with our foreign subsidiaries in their local currencies. We evaluate our foreign-currency exposure resulting from intercompany lending and manage our currency risk exposure by entering into foreign-currency derivatives with external counterparties. Our foreign-currency derivatives are recorded at fair value with changes recorded as income offsetting the gains and losses on the hedged foreign-currency transactions.

Except for our net investment hedges, we generally elected not to treat any foreign-currency derivatives as hedges for accounting purposes principally because the changes in the fair values of the foreign-currency swaps are substantially offset by the foreign-currency revaluation gains and losses of the underlying assets and liabilities.

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

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

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

Certain derivative instruments contain provisions that require us to either post additional collateral or immediately settle any outstanding liability balances upon the occurrence of a specified credit risk-related event. If a credit risk related event had been triggered at December 31, 2010, the amount of additional collateral required to be posted by us would have been insignificant.

We placed cash and securities collateral totaling $1.6 billion and $1.8 billion at December 31, 2010 and 2009, respectively, in accounts maintained by counterparties. We received cash collateral from counterparties totaling $916 million and $432 million at December 31, 2010 and 2009, respectively. The receivables for collateral placed and the payables for collateral received are included on our Consolidated Balance Sheet in other assets and accrued expenses and other liabilities, respectively. In certain circumstances, we receive or post securities as collateral with counterparties. We do not record such collateral received on our Consolidated Balance Sheet unless certain conditions are met. At December 31, 2010 and 2009, we received noncash collateral of $29 million and $107 million, respectively.

Balance Sheet Presentation

The following tables summarize the fair value amounts of derivative instruments reported on our Consolidated Balance Sheet. The fair value amounts are presented on a gross basis, are segregated by derivatives that are designated and qualifying as hedging instruments or those that are not, and are further segregated by type of contract within those two categories.

	2010			2009
	Fair value of derivative contracts in		Notional amount	Fair value of derivative contracts in		Notional amount
December 31, ($ in millions)	receivable position (a)	liability position (b)		receivable position (a)	liability position (b)
Qualifying accounting hedges
Interest rate risk
Fair value accounting hedges	$443	$114	$11,895	$478	$47	$16,938
Foreign exchange risk
Net investment accounting hedges	12	72	4,407	10	41	2,414
Cash flow accounting hedges	—	—	—	—	112	334

Total foreign exchange risk	12	72	4,407	10	153	2,748

Total qualifying accounting hedges	455	186	16,302	488	200	19,686

Economic hedges
Interest rate risk
MSRs and retained interests	2,896	3,118	325,768	805	816	153,818
Mortgage loan commitments and mortgage and automobile loans held-for-sale	232	80	38,788	225	132	45,470
Off-balance sheet securitization activities	—	—	—	139	—	4,440
Debt	160	107	21,269	392	548	53,501
Other	80	129	32,734	50	24	12,629

Total interest rate risk	3,368	3,434	418,559	1,611	1,520	269,858
Foreign exchange risk	143	240	14,359	555	175	22,927

Total economic hedges	3,511	3,674	432,918	2,166	1,695	292,785

Total derivatives	$3,966	$3,860	$449,220	$2,654	$1,895	$312,471

(a)	Reported as other assets on the Consolidated Balance Sheet. Includes accrued interest of $263 million and $314 million at December 31, 2010 and 2009, respectively.
(b)	Reported as accrued expenses and other liabilities on the Consolidated Balance Sheet. Includes accrued interest of $23 million and $91 million at December 31, 2010 and 2009, respectively.

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

Statement of Income Presentation and Accumulated Other Comprehensive Income

The following table summarizes the location and amounts of gains and losses reported in our Consolidated Statement of Income on derivative instruments.

Year ended December 31, ($ in millions)	2010	2009
Qualifying accounting hedges
Gain (loss) recognized in earnings on derivatives (a)
Interest rate contracts
Interest on long-term debt	$171	$(311)
(Loss) gain recognized in earnings on hedged items (b)
Interest rate contracts
Interest on long-term debt	(129)	260

Total qualifying accounting hedges	42	(51)

Economic hedges
Gain (loss) recognized in earnings on derivatives
Interest rate contracts
Servicing asset valuation and hedge activities, net	478	(998)
Loss on mortgage and automotive loans, net	(332)	(156)
Other loss on investments, net	—	(4)
Other income, net of losses	(91)	20
Other operating expenses	(9)	(14)

Total interest rate contracts	46	(1,152)

Foreign exchange contracts (c)
Interest on long-term debt	(169)	(66)
Other income, net of losses	158	(806)

Total foreign exchange contracts	(11)	(872)

Gain (loss) recognized in earnings on derivatives	$77	$(2,075)

(a)	Amounts exclude gains of $329 million and $535 million for the year ended December 31, 2010 and 2009, respectively, related to interest for qualifying accounting hedges of debt, which are primarily offset by the fixed coupon payment on the long-term debt.
(b)	Amounts exclude gains of $210 million and $144 million related to amortization of deferred basis adjustments on the hedged items for the year ended December 31, 2010 and 2009, respectively.
(c)	Amounts exclude losses of $14 million and gains of $632 million for the year ended December 31, 2010, and 2009, respectively, related to the revaluation of the related foreign-denominated debt or receivable.

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

The following table summarizes derivative instruments used in cash flow hedge accounting relationships and net investment hedge accounting relationships.

Year ended December 31, ($ in millions)	2010	2009
Cash flow hedges
Foreign exchange contracts
Net gain (loss) recognized in other comprehensive income (a)	$4	$10

Net investment hedges
Foreign exchange contracts
Gain reclassified from accumulated other comprehensive income to other income, net of losses	$12	$—
Loss recorded directly to other income, net of losses (b)	(18)	—

Total other income, net of losses	$(6)	$—

Loss recognized in other comprehensive income (c)	$(183)	$(32)

(a)	The amount for the year ended December 31, 2010, represents gains of $111 million related to the effective portion of cash flow hedges offset by the reclassification of accumulated gains totaling $107 million from accumulated other comprehensive income on our Consolidated Balance Sheet to other income, net of losses on the Consolidated Statement of Income. The amount for the year ended December 31, 2009, represents losses of $18 million related to the effective portion of cash flow hedges offset by the reclassification of accumulated losses totaling $28 million from accumulated other comprehensive income on our Consolidated Balance Sheet to other income, net of losses on the Consolidated Statement of Income. The reclassified amounts completely offset the effective portion related to the revaluation of the related foreign-denominated debt. The amount of hedge ineffectiveness on cash flow hedges during the years ended December 31, 2010, and 2009, was insignificant.
(b)	The amounts represent the forward points excluded from the assessment of hedge effectiveness.
(c)	The amounts represent the effective portion of net investment hedges during the years ended December 31, 2010 and 2009. There are offsetting gains recognized in accumulated other comprehensive income of $187 million and $1 million for the years ended December 31, 2010 and 2009, respectively, related to the revaluation of the related net investment in foreign operations. The amount of hedge ineffectiveness on net investment hedges during the years ended December 31, 2010, and 2009, was insignificant.

24.	Income Taxes

Effective June 30, 2009, we converted from a limited liability company (LLC) to a corporation (the Conversion). Prior to the Conversion, most of our U.S. entities were pass-through entities for U.S. federal income tax purposes. U.S. federal, state, and local income taxes were generally not provided for these entities as they were not taxable entities except in a few local jurisdictions that tax LLCs or partnerships. LLC members were required to report their share of our taxable income on their respective income tax returns. As a result of the Conversion, we became subject to corporate U.S. federal, state, and local taxes beginning in the third quarter of 2009.

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

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

The significant components of income tax expense (benefit) from continuing operations were as follows.

Year ended December 31, ($ in millions)	2010	2009	2008
Current income tax expense
U.S. federal	$12	$146	$148
Foreign	474	175	168
State and local	58	14	27

Total current expense	544	335	343

Deferred income tax benefit
U.S. federal	(6)	(109)	(166)
Foreign	(378)	(34)	(279)
State and local	(7)	(118)	(34)

Total deferred benefit	(391)	(261)	(479)

Total income tax expense (benefit) from continuing operations	$153	$74	$(136)

A reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate for continuing operations is shown in the following table.

Year ended December 31,	2010	2009	2008
Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
Change in tax rate resulting from
Changes in unrecognized tax benefits	3.2	(0.1)	—
State and local income taxes, net of federal income tax benefit	0.2	4.1	0.6
Effect of valuation allowance change	(12.2)	(30.7)	2.9
Foreign income tax rate differential	(6.5)	(0.7)	0.2
Taxes on unremitted earnings of subsidiaries	(6.0)	0.4	—
Tax-exempt income	(0.5)	0.2	(0.2)
Foreign capital loss	(0.1)	15.0	—
Change in tax status	—	(17.9)	—
LLC results not subject to federal or state income taxes	—	(7.8)	(41.2)
Other	(0.1)	1.4	(0.2)

Effective tax rate	13.0%	(1.1)%	(2.9)%

At December 31, 2010, we had U.S. federal and state net operating and capital loss carryforwards of $1.4 billion and $2.3 billion, respectively. The federal net operating loss carryforwards expire in the years 2025–2030. The capital loss carryforwards expire in the years 2013–2015. The corresponding expiration periods for the state operating and capital loss carryforwards are 2014–2030 and 2014–2015, respectively. Additionally, foreign tax credits carryforwards of $123 million are available as of December 31, 2010, in the United States and expire in the years 2012–2020.

Also, at December 31, 2010, we had foreign net operating loss carryforwards of $1.7 billion. The foreign operating loss carryforwards of $1.1 billion in the United Kingdom, Austria, Belgium, Brazil, Denmark, and Sweden have an indefinite carryforward period. The Canadian loss carryforwards of $0.4 billion expire in the years 2024–2030. The remaining net operating loss carryforwards of $0.2 billion expire in the years 2011–2025.

We assessed the available positive and negative evidence to estimate if sufficient future taxable income of the appropriate character will be generated to utilize the existing deferred tax assets. A significant piece of objective negative evidence evaluated for certain tax jurisdictions that have legal entities with net deferred tax assets was the cumulative loss incurred over the three-year period ended December 31, 2010 and the absence of any available tax-planning strategies. This objective negative evidence outweighed the positive evidence, which was more subjective in nature.

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

Based on this assessment, valuation allowances have been recorded against our domestic net deferred tax assets and certain international net deferred tax assets. However, the amount of the net deferred tax asset considered realizable could change in the future depending on actual taxable income or capital gains and other relevant factors. In particular, it is reasonably possible that we will reverse, within the next twelve months, a valuation allowance recorded on net deferred tax assets of our Canadian subsidiary totaling $92 million at December 31, 2010. Included within tax expense was a benefit of $144 million in 2010, and charges of $2.1 billion in 2009 and $139 million in 2008 to adjust valuation allowances reflecting our judgment that certain tax assets will not be realized.

The significant components of deferred tax assets and liabilities are reflected in the following table.

December 31, ($ in millions)	2010	2009
Deferred tax assets
Tax loss carryforwards	$1,728	$1,121
Provision for loan losses	753	1,702
Mark-to-market on consumer loans	655	160
Contingency	223	207
Sales of finance receivables and loans	205	22
State and local taxes	170	242
Unearned insurance premiums	151	184
Tax credit carryforwards	132	18
Basis difference in subsidiaries	82	917
Other	363	330

Gross deferred tax assets	4,462	4,903

Valuation allowance	(1,993)	(2,503)

Net deferred tax assets	2,469	2,400

Deferred tax liabilities
Lease transactions	1,545	1,556
Deferred acquisition costs	332	401
Unrealized gains on securities	304	368
Debt transactions	84	—
MSRs	54	278
Tax on unremitted earnings	46	19
Other	101	80

Gross deferred tax liabilities	2,466	2,702

Net deferred tax assets (liabilities)	$3	$(302)

Foreign pretax income totaled $0.6 billion in 2010, and foreign pretax losses totaled $1.7 billion and $2.2 billion in 2009 and 2008, respectively. Foreign pretax income is subject to U.S. taxation when effectively repatriated. Through the Conversion date, our U.S. incorporated insurance and banking operations provided federal income taxes on the undistributed earnings of foreign subsidiaries to the extent these earnings were not deemed indefinitely reinvested outside the United States. It was the responsibility of our members to provide for federal income taxes on the undistributed foreign subsidiary earnings of our disregarded entities to the extent the earnings was not indefinitely reinvested. Subsequent to the Conversion date, all of our domestic subsidiaries fully provide for federal income taxes on the undistributed earnings of foreign subsidiaries except to the extent these earnings are indefinitely reinvested outside the United States. At December 31, 2010, $4.1 billion of accumulated undistributed earnings of foreign subsidiaries were indefinitely reinvested. Quantification of the unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries that are essentially permanent in duration is not practicable.

Tax benefits related to positions considered uncertain are recognized only if, based on the technical merits of the issue, it is more likely than not that we will sustain the position and then at the largest amount that is greater than 50% likely to be realized upon ultimate settlement.

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

The following table provides a reconciliation of the beginning and ending amount of unrecognized tax benefits.

($ in millions)	2010	2009	2008
Balance at January 1,	$172	$150	$155
Additions based on tax positions related to the current year	69	27	8
Additions for tax positions of prior years	3	24	33
Reductions for tax positions of prior years	(23)	(24)	(19)
Settlements	(9)	(28)	(2)
Expiration of statute of limitations	(2)	—	—
Foreign-currency translation adjustments	4	23	(25)

Balance at December 31,	$214	$172	$150

At December 31, 2010, 2009, and 2008, the balance of unrecognized tax benefits that, if recognized, would affect our effective tax rate is $199 million, $157 million, and $148 million, respectively. Included in the unrecognized tax benefits balances are some items, the recognition of which would not affect the effective tax rate, such as the tax effect of certain temporary differences, the portion of gross state unrecognized tax benefits that would be offset by the tax benefit of the associated federal deduction and the portion of gross foreign unrecognized tax benefits that would be offset by tax reductions in other jurisdictions.

We recognize accrued interest and penalties related to uncertain income tax positions in interest expense and other operating expenses, respectively. For the years ended December 31, 2010, 2009, and 2008, $26 million, $12 million, and $25 million, respectively, were accrued for interest and penalties with the cumulative accrued balance totaling $201 million at December 31, 2010; $170 million at December 31, 2009; and $132 million at December 31, 2008. In addition, the accrued balances for interest and penalties were impacted by translation adjustments on those denominated in foreign currencies.

We anticipate the examination of various U.S. income tax returns along with the examinations by various foreign, state, and local jurisdictions will be completed within the next twelve months. As such, it is reasonably possible that certain tax positions may be settled and the unrecognized tax benefits would decrease by $121 million which includes interest and penalties.

We file tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. For our most significant operations, at December 31, 2010, the following summarizes the oldest tax years that remain subject to examination.

Jurisdiction	Tax year
United States	2004
Canada	2003
Germany	2007
United Kingdom	1995
Mexico	2004
Brazil	2005

25.	Employee Benefit and Compensation Plans

Defined Contribution Plan

A significant number of our employees are covered by defined contribution plans. Employer contributions vary based on criteria specific to each individual plan and amounted to $62 million, $61 million, and $76 million in 2010, 2009, and 2008, respectively. These costs were recorded in compensation and benefit expenses in our Consolidated Statement of Income. We expect contributions for 2011 to be similar to contributions made in 2010.

Defined Benefit Pension Plan

Certain of our employees are eligible to participate in separate retirement plans that provide for pension payments upon retirement based on factors such as length of service and salary. In recent years, we have transferred, frozen, or terminated a significant number of our other defined benefit plans. During 2009, we began the process of terminating certain of our international pension plans that resulted in a minimal impact on earnings. All income and expense noted for pension accounting was recorded in compensation and benefits expense in our Consolidated Statement of Income.

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

The following summarizes information related to our pension plans.

Year ended December 31, ($ in millions)	2010	2009
Projected benefit obligation	$509	$457
Fair value of plan assets	388	356

Underfunded status	$(121)	$(101)

The underfunded status of our pension plans increased in 2010 primarily due to annual changes in actuarial assumptions, in particular, the discount rate, which were partially offset by an improvement of the fair value of plan assets as a result of market performance. The underfunded position is recognized on the Consolidated Balance Sheet and the change in the underfunded position was recorded in other comprehensive income (loss).

Net periodic pension expense (income) includes curtailment, settlement, and other gains and losses and was minimal for 2010, 2009, and 2008.

Other Postretirement Benefits

Certain of our subsidiaries participated in various postretirement medical, dental, vision, and life insurance plans. We have provided for certain amounts associated with estimated future postretirement benefits other than pensions and characterized such amounts as other postretirement benefits. Other postretirement benefits expense (income), which is recorded in compensation and benefits expense in our Consolidated Statement of Income, was minimal in 2010, 2009, and 2008. We expect our other postretirement benefit expense to continue to be minimal in future years.

Share-based Compensation Plans

Based on our transactions with the Treasury during 2009, we are required to comply with the limitations on executive pay as determined by the Special Master of TARP Compensation (Special Master). As such, we established Deferred Stock Units (DSUs) and Incentive Restricted Stock Units (IRSUs) as forms of compensation to our senior executives, which were subsequently approved by the Special Master. We also grant Restricted Stock Units (RSUs) to executives under the Long-Term Equity Compensation Incentive Plan (LTIP). Each of our approved compensation plans and awards were designed to provide our executives with an opportunity to share in the future growth in value of Ally, which is necessary to attract and retain key executives. These compensation plans are share-based compensation plans accounted for under ASC 718, Compensation — Stock Compensation.

During 2010, Ally converted the awards associated with our share-based compensation plans from basis points to phantom shares, which resulted in each basis point being converted to approximately 80 phantom shares. This change did not affect the vesting, fair value, or any other features of the awards. Also in 2010, Ally amended its LTIP plan documents for retirement-eligible individuals. Individuals meeting the retirement criteria are now eligible to continue with the established vesting and payment schedule for their outstanding awards, should they retire. As such, Ally recorded an additional $6 million of compensation expense in 2010, which would have otherwise been recognized in future periods.

In December 2010, as part of the annual valuation process as required by the LTIP plan, Ally remeasured the award value for the outstanding stock awards from $7,812 per share to $10,342 per share. The new value was determined based on the share valuation used in the MCP conversion transaction with the Treasury. See further discussion in Note 20. The increase in award value was approved by the Compensating, Nominating and Governance Committee (CNG Committee) and the Ally Board of Directors and resulted in additional compensation expense for RSU, DSU, and IRSU awards of $15 million, $25 million, and $3 million, respectively, recognized in December 2010.

RSU awards are incentive awards granted to executives as phantom shares of Ally. The majority of awards granted in 2008 and 2009 vest ratably on an annual basis based on continued service on December 31 with the final tranche vesting on December 31, 2012. Awards granted in 2010 vest ratably over a three-year period starting on the date the award was issued with the majority of the awards fully vesting in February 2013. Participants have the option at grant date to defer the valuation and payout for any tranche until the final year of the award. Under applicable accounting rules, the awards require liability treatment and are remeasured quarterly at fair value until they are paid. The compensation costs related to these awards are ratably charged to expense over the applicable service period. Changes in fair value related to the portion of the awards that

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

have vested and have not been paid are recognized in earnings in the period in which the changes occur. The fair value of the awards granted during 2008 was diluted by the capital transactions that occurred at the end of 2008. The total RSU awards outstanding at December 31, 2010, represented approximately 23,321 shares with 6,001 shares awarded during 2008, 7,249 shares awarded during 2009, and 10,071 shares awarded during 2010. The total RSU awards outstanding at December 31, 2009, represented approximately 22,455 shares with 13,265 shares awarded during 2008 and 9,190 shares awarded during 2009. We recognized compensation expense of $63 million and $25 million for the years ended December 31, 2010 and 2009, respectively.

DSU awards are granted to senior executives as phantom shares of Ally and are included as part of their base salary. The DSU awards are granted ratably each pay period throughout the year, vest immediately upon grant, and are paid in cash ratably each year after grant for five years. Under applicable accounting rules, the awards require liability treatment and are remeasured quarterly at fair value until they are paid, with each change in value fully charged to compensation expense in the period in which the change occurs. The total DSU awards outstanding at December 31, 2010 and 2009, represented approximately 10,035 shares and 4,555 shares respectively. We recognized compensation expense of $75 million and $35 million for the years ended December 31, 2010 and 2009, respectively, for the outstanding awards.

IRSU awards are incentive awards granted to senior executives as phantom shares of Ally. The IRSU awards cliff vest three years from the date of grant based on continued service with Ally. The IRSU awards are paid out in 25% increments once we pay the Treasury a corresponding 25% increment of our TARP obligations. A participant must be employed by Ally at the time of the payback to receive a payout for their award. The payouts are based on the fair value of the phantom shares at the time of payback. Under applicable accounting rules, the awards require liability treatment and are remeasured quarterly at fair value until they are paid. The compensation costs related to these awards are ratably charged to expense over the requisite service period. Changes in fair value relating to the portion of the awards that have vested and have not been paid are recognized in earnings in the period in which the changes occur. The total IRSU awards outstanding at December 31, 2010 and 2009, represented approximately 4,996 shares and 3,596 shares respectively. We recognized compensation expense of $10 million and $1 million for the years ended December 31, 2010 and 2009, respectively, for the outstanding awards.

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

26.	Related Party Transactions

Related party activities represent transactions with GM, FIM Holdings LLC (FIM Holdings), and affiliated companies. GM and FIM Holdings have both a direct and indirect ownership interest in Ally.

Balance Sheet

A summary of the balance sheet effect of transactions with GM, FIM Holdings, and affiliated companies follows.

December 31, ($ in millions)	2010	2009
Assets
Available-for-sale investment in asset-backed security — GM (a)	$—	$20
Secured
Finance receivables and loans, net
Commercial and industrial — Automobile
Wholesale automotive financing — GM (b)	253	280
Term loans to dealers — GM (b)	48	71
Lending receivables — affiliates of FIM Holdings	49	54
Notes receivable from GM (c)	438	884
Investment in operating leases, net — GM (d)	65	69
Other assets
Other — GM	22	102

Total secured	875	1,460
Unsecured
Commercial and industrial — Automobile
Notes receivable from GM (c)	45	27
Other assets
Subvention receivables (rate and residual support) — GM	200	165
Lease pull-ahead receivable — GM	1	21
Other — GM	22	26

Total unsecured	268	239
Liabilities
Unsecured short-term borrowings
Notes payable to GM	$25	$154
Accrued expenses and other liabilities
Wholesale payable — GM	113	161
Other payables — GM	89	18

(a)	In November 2006, Ally retained an investment in a note secured by operating lease assets transferred to GM. As part of the transfer, Ally provided a note to a trust, a wholly owned subsidiary of GM. The note was classified in investment securities on the Consolidated Balance Sheet.
(b)	Represents wholesale financing and term loans to certain dealerships wholly owned by GM or in which GM has an interest. The loans are generally secured by the underlying vehicles or assets of the dealerships.
(c)	Represents wholesale financing we provide to GM for vehicles, parts, and accessories in which GM retains title while consigned to us or dealers primarily in Italy and Germany in 2010 and in the United Kingdom and Italy in 2009. The financing to GM remains outstanding until the title is transferred to Ally or the dealers. The amount of financing provided to GM under this arrangement varies based on inventory levels. These loans are secured by the underlying vehicles or other assets (except loans relating to parts and accessories in Italy).
(d)	Primarily represents buildings classified as operating lease assets that are leased to GM-affiliated entities. These leases are secured by the underlying assets.

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

Statement of Income

A summary of the income statement effect of transactions with GM, FIM Holdings, and affiliated companies follows.

Year ended December 31, ($ in millions)	2010	2009	2008
Net financing revenue
GM and affiliates lease residual value support — North American operations (a)	$(82)	$195	$779
GM and affiliates rate support — North American operations	674	770	985
Wholesale subvention and service fees from GM	189	215	304
Interest earned on wholesale automotive financing	9	14	25
Interest earned on term loans to dealers	2	3	4
Interest expense on loans with GM	(4)	(46)	(52)
Interest earned on notes receivable from GM
Interest on notes receivable from GM and affiliates	9	63	122
Interest on wholesale settlements (b)	178	149	103
Interest income (expense) on loans with FIM Holdings affiliates, net	4	3	(40)
Consumer lease payments from GM (c)	15	78	66
Other revenue
Insurance premiums earned from GM	155	159	242
Service fees on transactions with GM	8	6	6
Revenues from GM-leased properties, net	2	9	13
Losses on model home asset sales with an affiliate of Cerberus	—	—	(27)
Other (d)	1	(3)	5
Servicing fees
U.S. automobile operating leases (e)	2	25	85
Servicing asset valuation
Losses on sales of securitized excess servicing to Cerberus	—	—	(24)
Expense
Off-lease vehicle selling expense reimbursement (f)	(14)	(26)	(47)
Other expenses for exclusivity and royalty fees and other services (g)	130	122	206

(a)	Represents total amount of residual support and risk sharing (incurred) earned under the residual support and risk-sharing programs.
(b)	The settlement terms related to the wholesale financing of certain GM products are at shipment date. To the extent that wholesale settlements with GM are made before the expiration of transit, we receive interest from GM.
(c)	GM sponsors lease pull-ahead programs whereby consumers are encouraged to terminate lease contracts early in conjunction with the acquisition of a new GM vehicle with the customer’s remaining payment obligation waived. For certain programs, GM compensates us for the waived payments adjusted based on remarketing results associated with the underlying vehicle.
(d)	Includes income or (expense) related to derivative transactions that we enter into with GM as counterparty.
(e)	Represents servicing income related to automobile leases distributed as a dividend to GM on November 22, 2006.
(f)	An agreement with GM provides for the reimbursement of certain selling expenses incurred by us on off-lease vehicles sold by GM at auction.
(g)	We reimburse GM for certain services, rent, and marketing expenses provided to us. This amount includes rental payments for our primary executive and administrative offices located in the Renaissance Center in Detroit, Michigan.

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

Statement of Changes in Equity

A summary of the changes to the statement of changes in equity related to transactions with GM, FIM Holdings, and affiliated companies follows.

Year ended December 31, ($ in millions)	2010	2009	2008
Equity
Capital contributions received (a)	$—	$1,280	$758
Dividends paid to shareholders/members (b)	11	393	79
Preferred stock dividends — GM	102	128	—
Other (c)	(74)	—	—

(a)	On January 16, 2009, we completed a $1.25 billion rights offering pursuant to which we issued additional common membership interests to FIM Holdings and a subsidiary of GM. On December 29, 2008, GM and an affiliate of Cerberus Capital Management contributed to Ally $750 million subordinated participations in a $3.5 billion senior secured credit facility between Ally and ResCap in exchange for additional common membership interests in Ally.
(b)	Pursuant to an operating agreement, certain of our shareholders were permitted distributions to pay the taxes they incurred from ownership of their Ally interests prior to our conversion from a tax partnership to a corporation. In March 2009, we executed a transaction that had 2008 tax-reporting implications for our shareholders. In accordance with the operating agreement, the approvals of both our Ally Board of Directors and the Treasury were obtained in advance for the payment of tax distributions to our shareholders. In 2010, the amount distributed to GM was $11 million. This represented an accrual for GM tax settlements and refunds received related to tax periods prior to the November 30, 2006, sale by GM of 51% interest in Ally (Sale Transactions). Amounts distributed to GM and FIM Holdings were $220 million and $173 million, respectively, for the year ended December 31, 2009. The 2009 amount includes $55 million of remittances to GM for tax settlements and refunds received related to tax periods prior to the Sale Transactions. The 2008 amounts primarily represent remittances to GM for tax settlements and refunds received related to tax periods prior to the Sale Transactions as required by the terms of the Purchase and Sale Agreement between GM and FIM Holdings.
(c)	Represents a reduction of the estimated payment accrued for tax distributions as a result of the completion of the GMAC LLC U.S. Return of Partnership Income for the tax period January 1, 2009, through June 30, 2009.

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

We provide vehicle financing through purchases of retail automobile and lease contracts with retail customers of GM dealers. We also finance the purchase of new and used vehicles by GM dealers through wholesale financing, extend other financing to GM dealers, provide fleet financing for GM dealers to buy vehicles they rent or lease to others, provide wholesale vehicle inventory insurance to GM dealers, provide automotive extended service contracts through GM dealers, and offer other services to GM dealers. GM’s level of automobile production and sales directly impacts our financing and leasing volume; the premium revenue for wholesale vehicle inventory insurance; the volume of automotive extended service contracts; and the profitability and financial condition of the GM dealers to whom we provide wholesale financing, term loans, and fleet financing. In addition, the quality of GM vehicles affects our obligations under automotive extended service contracts relating to such vehicles. Further, the resale value of GM vehicles, which may be impacted by various factors relating to GM’s business such as brand image, the number of new GM vehicles produced, the number of used vehicles remarketed, or reduction in core brands, affects the remarketing proceeds we receive upon the sale of repossessed vehicles and off-lease vehicles at lease termination.

At December 31, 2010, we had an estimated $875 million in secured credit exposure, which included primarily wholesale vehicle financing to GM-owned dealerships, notes receivable from GM, and vehicles leased directly to GM. We further had $691 million in unsecured exposure, which included estimates of payments from GM related to residual support and risk-sharing agreements. Under the terms of certain agreements between Ally and GM, Ally has the right to offset certain of its exposures to GM against amounts Ally owes to GM.

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

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

Based on the December 31, 2010, outstanding North American operating lease and retail balloon portfolios, the additional maximum contractual amount that could be paid by GM under the residual support programs was $475 million and would be paid only in the unlikely event that the proceeds from the entire portfolio of lease assets were lower than both the contractual residual value and our standard residual rates.

Based on the December 31, 2010, outstanding North American operating lease portfolio, the maximum contractual amount that could be paid under the risk-sharing arrangements was $996 million and would be paid only in the unlikely event that the proceeds from all outstanding lease vehicles were lower than our standard residual rates and no higher than the contractual risk-sharing floor.

Retail and lease contracts acquired by us that included rate subvention from GM as a percentage of total new GM retail and lease contracts acquired, were as follows.

December 31,	2010	2009
GM and affiliates subvented contracts acquired
North American operations	51%	69%
International operations (a)	43%	53%

(a)	Represents subvention for continuing operations only.

Distribution of Operating Lease Assets

In connection with the Sale Transactions, we transferred to GM certain U.S. lease assets, related secured debt, and other assets, respectively. We retained an investment in a note, which had an immaterial balance at December 31, 2010, which was secured by the lease assets distributed to GM. We continue to service the assets and related secured debt on behalf of GM and receive a fee for this service. As required for other securitization transactions, we are obligated as servicer to repurchase any lease asset that is in breach of any of the covenants of the securitization documents. In addition, in a number of the transactions securitizing the lease assets transferred to GM, the trusts issued one or more series of floating-rate debt obligations and entered into primary derivative transactions to remove the market risk associated with funding the fixed payment lease assets with floating interest rate debt. To facilitate these securitization transactions, we entered into secondary derivative transactions with the primary derivative counterparties essentially offsetting the primary derivatives. As part of the distribution, GM assumed the rights and obligations of the primary derivatives whereas we retained the secondary, leaving both companies exposed to market value movements of their respective derivatives. Ally and GM subsequently entered into derivative transactions with each other intended to offset the exposure each party has to its component of the primary and secondary derivatives. At December 31, 2010, these derivative transactions were expired.

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

Exclusivity Arrangement

On November 30, 2006, and in connection with the Sale Transactions, GM and Ally entered into several service agreements that codified the mutually beneficial historical relationship between the companies. One such agreement was the United States Consumer Financing Services Agreement (the Financing Services Agreement). The Financing Services Agreement, among other things, provided that subject to certain conditions and limitations, whenever GM offers vehicle financing and leasing incentives to customers (e.g., lower interest rates than market rates), it would do so exclusively through Ally. This requirement is effective through November 2016, and in consideration for this, Ally pays to GM an annual exclusivity fee and was required to meet certain targets with respect to consumer retail and lease financings of new GM vehicles.

Effective December 29, 2008, and in connection with the approval of Ally’s application to become a bank holding company, GM and Ally modified certain terms and conditions of the Financing Services Agreement. Certain of these amendments include the following : (1) for a two-year period, GM can offer retail financing incentive programs through a third-party financing source under certain specified circumstances and, in some cases, subject to the limitation that pricing offered by such third party meets certain restrictions, and after such two-year period GM can offer any such incentive programs on a graduated basis through third parties on nonexclusive, side-by-side basis with Ally, provided that pricing of such third parties meets certain requirements; (2) Ally will have no obligation to provide operating lease products; and (3) Ally will have no targets against which it could be assessed penalties. After December 31, 2013, GM will have the right to offer retail financing incentive programs through any third-party financing source, including Ally, without any restrictions or limitations. A primary objective of the Financing Services Agreement continues to be supporting distribution and marketing of GM products.

Royalty Agreement

For certain insurance products, GM and Ally have entered into the Intellectual Property License Agreement for the right of Ally to use the GM name on certain insurance products. In exchange, Ally will pay to GM a minimum annual guaranteed royalty fee of $15 million.

Other

GM provides payment guarantees on certain commercial assets we have outstanding with certain third-party customers. At December 31, 2010 and 2009, commercial obligations guaranteed by GM were $122 million and $68 million, respectively. Additionally, GM is bound by repurchase obligations to repurchase new vehicle inventory under certain circumstances, such as dealer franchise termination.

27.	Fair Value

Fair Value Measurements

For purposes of this disclosure, fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability (exit price) in the principal or most advantageous market in an orderly transaction between market participants at the measurement date. Fair value is based on the assumptions market participants would use when pricing an asset or liability. Additionally, entities are required to consider all aspects of nonperformance risk, including the entity’s own credit standing, when measuring the fair value of a liability.

GAAP specifies a three-level hierarchy that is used when measuring and disclosing fair value. The fair value hierarchy gives the highest priority to quoted prices available in active markets (i.e., observable inputs) and the lowest priority to data lacking transparency (i.e., unobservable inputs). An instrument’s categorization within the fair value hierarchy is based on the lowest level of significant input to its valuation. The following is a description of the three hierarchy levels.

Level 1	Inputs are quoted prices in active markets for identical assets or liabilities at the measurement date. Additionally, the entity must have the ability to access the active market, and the quoted prices cannot be adjusted by the entity.

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

Level 2	Inputs are other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices in active markets for similar assets or liabilities; quoted prices in inactive markets for identical or similar assets or liabilities; or inputs that are observable or can be corroborated by observable market data by correlation or other means for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs are supported by little or no market activity. The unobservable inputs represent management’s best assumptions of how market participants would price the assets or liabilities. Generally, Level 3 assets and liabilities are valued using pricing models, discounted cash flow methodologies, or similar techniques that require significant judgment or estimation.

Transfers	Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfer occurred. There were no significant transfers between any levels during the year ended December 31, 2010.

Following are descriptions of the valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models, and significant assumptions utilized.

•

Trading securities — Trading securities are recorded at fair value. Our portfolio includes U.S. Treasury, asset-backed, and mortgage-backed securities (including senior and subordinated interests) and may be investment- grade, noninvestment grade, or unrated securities. We base our valuation of trading securities on observable market prices when available; however, observable market prices may not be available for a significant portion of these assets due to illiquidity in the markets. When observable market prices are not available, valuations are primarily based on internally developed discounted cash flow models (an income approach) that use assumptions consistent with current market conditions. The valuation considers recent market transactions, experience with similar securities, current business conditions, and analysis of the underlying collateral, as available. To estimate cash flows, we utilize various significant assumptions including market observable inputs (e.g., forward interest rates) and internally developed inputs (e.g., prepayment speeds, delinquency levels, and credit losses).

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

•

Loans held-for-sale, net — Our automobile loans held-for-sale are accounted for at the lower-of-cost or fair value. The automobile loans at fair value are presented in the nonrecurring fair value measurement table. We based our valuation of automobile loans held-for-sale on internally developed discounted cash flow models (an income approach) and classified all these loans as Level 3. These valuation models estimate the exit price we expect to receive in the loan’s principal market, which depending on characteristics of the loans may be the whole-loan market or the securitization market. Although we utilize and give priority to market observable inputs, such as interest rates and market spreads within these models, we are typically required to utilize internal inputs, such as prepayment speeds, credit losses, and discount rates. While numerous controls exist to calibrate, corroborate, and validate these internal inputs, these internal inputs require the use of judgment and can have a significant impact on the determination of the loan’s value. Accordingly, we classified all automobile loans held-for-sale as Level 3.

Our mortgage loans held-for-sale are accounted for at either fair value because of fair value option elections or they are accounted for at the lower-of-cost or fair value. Mortgage loans held-for-sale are typically pooled together and sold into certain exit markets depending on underlying attributes of the loan, such as GSE eligibility (domestic

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

only), product type, interest rate, and credit quality. Two valuation methodologies are used to determine the fair value of mortgage loans held-for-sale. The methodology used depends on the exit market as described below.

Level 2 mortgage loans — This includes all mortgage loans measured at fair value on a recurring basis due to fair value option elections. Refer to the section in this note titled Fair Value Option of Financial Assets and Financial Liabilities for additional information. Level 2 also includes all nonagency domestic loans or international loans where recently negotiated market prices for the loan pool exist with a counterparty (which approximates fair value) or quoted market prices for similar loans are available. As these valuations are derived from quoted market prices, we classify these valuations as Level 2 in the fair value disclosures.

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

•

Consumer mortgage finance receivables and loans, net — We elected the fair value option for certain consumer mortgage finance receivables and loans. The elected mortgage loans collateralized on-balance sheet securitization debt in which we estimated credit reserves pertaining to securitized assets that could have exceeded or already had exceeded our economic exposure. We also elected the fair value option for all mortgage securitization trusts required to be consolidated due to the adoption of ASU 2009-17. The elected mortgage loans represent a portion of the consumer finance receivable and loans consolidated upon adoption of ASU 2009-17. The balance that was not elected was reported on the balance sheet at the principal amount outstanding, net of charge-offs, allowance for loan losses, and premiums or discounts.

Securitized mortgage loans are legally isolated from us and are beyond the reach of our creditors. The loans are measured at fair value using a portfolio approach or an in-use premise. Values of loans held on an in-use basis may differ considerably from loans held-for-sale that can be sold in the whole-loan market. This difference arises primarily due to the liquidity of the asset- and mortgage-backed securitization market and is evident in the fact that spreads applied to lower rated asset- and mortgage-backed securities are considerably wider than spreads observed on senior bonds classes and in the whole-loan market. The objective in fair valuing the loans and related securitization debt is to account properly for our retained economic interest in the securitizations. As a result of reduced liquidity in capital markets, values of both these loans and the securitized bonds are expected to be volatile. Since this approach involves the use of significant unobservable inputs, we classified all the mortgage loans elected under the fair value option as Level 3, at December 31, 2010 and 2009. Refer to the section within this note titled Fair Value Option of Financial Assets and Financial Liabilities for additional information.

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

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

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

•

Derivative instruments — We enter into a variety of derivative financial instruments as part of our risk management strategies. Certain of these derivatives are exchange traded, such as Eurodollar futures, or traded within highly active dealer markets, such as agency to-be-announced securities. To determine the fair value of these instruments, we utilize the exchange price or dealer market price for the particular derivative contract; therefore, we classified these contracts as Level 1.

We also execute over-the-counter derivative contracts, such as interest rate swaps, swaptions, forwards, caps, and floors. We utilize third-party-developed valuation models that are widely accepted in the market to value these over-the-counter derivative contracts. The specific terms of the contract and market observable inputs (such as interest rate forward curves and interpolated volatility assumptions) are entered into the model. We classified these over-the-counter derivative contracts as Level 2 because all significant inputs into these models were market observable.

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

•

Repossessed and foreclosed assets — Foreclosed on or repossessed assets resulting from loan defaults are carried at the lower of either cost or fair value and are included in other assets on the Consolidated Balance Sheet. The fair value disclosures include only assets carried at fair value.

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

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

•

On-balance sheet securitization debt — We elected the fair value option for certain mortgage loans held-for-investment and the related on-balance sheet securitization debt. We value securitization debt that was elected pursuant to the fair value option and any economically retained positions using market observable prices whenever possible. The securitization debt is principally in the form of asset- and mortgage-backed securities collateralized by the underlying mortgage loans held-for-investment. Due to the attributes of the underlying collateral and current market conditions, observable prices for these instruments are typically not available. In these situations, we consider observed transactions as Level 2 inputs in our discounted cash flow models. Additionally, the discounted cash flow models utilize other market observable inputs, such as interest rates, and internally derived inputs including prepayment speeds, credit losses, and discount rates. Fair value option-elected financing securitization debt is classified as Level 3 as a result of the reliance on significant assumptions and estimates for model inputs. Refer to the section within this note titled Fair Value Option for Financial Assets and Financial Liabilities for further information about the election. The debt that was not elected under the fair value option is reported on the balance sheet at cost, net of premiums or discounts and issuance costs.

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

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

	Recurring fair value measurements
December 31, 2010 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Trading securities
U.S. Treasury and federal agencies	$77	$—	$—	$77
Mortgage-backed
Residential	—	25	44	69
Asset-backed	—	—	94	94

Total trading securities	77	25	138	240
Investment securities
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	3,313	5	—	3,318
States and political subdivisions	—	2	—	2
Foreign government	873	375	—	1,248
Mortgage-backed
Residential	—	5,824	1	5,825
Asset-backed	—	1,948	—	1,948
Corporate debt securities	—	1,558	—	1,558
Other debt securities	—	151	—	151

Total debt securities	4,186	9,863	1	14,050
Equity securities (a)	796	—	—	796

Total available-for-sale securities	4,982	9,863	1	14,846
Mortgage loans held-for-sale, net (b)	—	6,420	4	6,424
Consumer mortgage finance receivables and loans, net (b)	—	—	1,015	1,015
Mortgage servicing rights	—	—	3,738	3,738
Other assets
Interests retained in financial asset sales	—	—	568	568
Fair value of derivative contracts in receivable position
Interest rate contracts	242	3,464	105	3,811
Foreign currency contracts	—	155	—	155

Total fair value of derivative contracts in receivable position	242	3,619	105	3,966
Collateral placed with counterparties (c)	728	—	—	728

Total assets	$6,029	$19,927	$5,569	$31,525

Liabilities
Long-term debt
On-balance sheet securitization debt (b)	$—	$—	$(972)	$(972)
Accrued expenses and other liabilities
Fair value of derivative contracts in liability position
Interest rate contracts	(208)	(3,222)	(118)	(3,548)
Foreign currency contracts	—	(312)	—	(312)

Total fair value of derivative contracts in liability position	(208)	(3,534)	(118)	(3,860)

Total liabilities	$(208)	$(3,534)	$(1,090)	$(4,832)

(a)	Our investment in any one industry did not exceed 23%.
(b)	Carried at fair value due to fair value option elections.
(c)	Represents collateral in the form of investment securities. Cash collateral was excluded above.

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

	Recurring fair value measurements
December 31, 2009 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Trading securities
Mortgage-backed
Residential	$—	$44	$99	$143
Asset-backed	—	—	596	596

Total trading securities	—	44	695	739
Investment securities
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	1,989	1,521	—	3,510
States and political subdivisions	—	811	—	811
Foreign government	911	262	—	1,173
Mortgage-backed
Residential	—	3,455	6	3,461
Asset-backed	—	985	20	1,005
Corporate debt securities	2	1,471	—	1,473
Other	47	—	—	47

Total debt securities	2,949	8,505	26	11,480
Equity securities	671	4	—	675

Total available-for-sale securities	3,620	8,509	26	12,155
Mortgage loans held-for-sale, net (a)	—	5,545	—	5,545
Consumer mortgage finance receivables and loans, net (a)	—	—	1,391	1,391
Mortgage servicing rights	—	—	3,554	3,554
Other assets
Cash reserve deposits held-for-securitization trusts	—	—	31	31
Interests retained in financial asset sales	—	—	471	471
Fair value of derivative contracts in receivable position	184	2,035	435	2,654
Collateral placed with counterparties (b)	808	37	—	845

Total assets	$4,612	$16,170	$6,603	$27,385

Liabilities
Long-term debt
On-balance sheet securitization debt (a)	$—	$—	$(1,294)	$(1,294)
Accrued expenses and other liabilities
Fair value of derivative contracts in liability position	(172)	(1,391)	(332)	(1,895)

Total liabilities	$(172)	$(1,391)	$(1,626)	$(3,189)

(a)	Carried at fair value due to fair value option elections.
(b)	Represents collateral in the form of investment securities. Cash collateral was excluded above.

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

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

	Level 3 recurring fair value measurements
	Fair value at January 1, 2010	Net realized/unrealized gains (losses)			Purchases, issuances, and settlements, net	Fair value at December 31, 2010	Net unrealized gains (losses) included in earnings still held at December 31, 2010
($ in millions)		included in earnings		included in other comprehensive income
Assets
Trading securities
Mortgage-backed
Residential	$99	$6	(a)	$—	$(61)	$44	$24	(a)
Asset-backed	596	—		5	(507)	94	—

Total trading securities	695	6		5	(568)	138	24
Investment securities
Available-for-sale securities
Debt securities
Mortgage-backed Residential	6	—		(2)	(3)	1	—
Asset-backed	20	—		—	(20)	—	—

Total debt securities	26	—		(2)	(23)	1	—
Mortgage loans held-for-sale, net (b)	—	3	(b)	—	1	4	3	(b)
Consumer mortgage finance receivables and loans, net (b)	1,391	1,903	(b)	—	(2,279)	1,015	1,189	(b)
Mortgage servicing rights	3,554	(871	) (c)	—	1,055	3,738	(871	) (c)
Other assets
Cash reserve deposits held-for-securitization trusts	31	—		—	(31)	—	—
Interests retained in financial asset sales	471	94	(d)	—	3	568	14	(d)
Fair value of derivative contracts in receivable (liability) position, net Interest rate contracts, net	103	180	(e)	—	(296)	(13)	388	(e)

Total assets	$6,271	$1,315		$3	$(2,138)	$5,451	$747

Liabilities
Long-term debt
On-balance sheet securitization debt (b)	$(1,294)	$(1,881	) (b)	$—	$2,203	$(972)	$(1,387	) (b)

Total liabilities	$(1,294)	$(1,881)		$—	$2,203	$(972)	$(1,387)

(a)	The fair value adjustment was reported as other (loss) gain on trading securities, net, and the related interest was reported as interest on trading securities in the Consolidated Statement of Income.
(b)	Carried at fair value due to fair value option elections. Refer to the next section of this note titled Fair Value Option for Financial Assets and Liabilities for the location of the gains and losses in the Consolidated Statement of Income.
(c)	Fair value adjustment was reported as servicing-asset valuation and hedge activities, net, in the Consolidated Statement of Income.
(d)	Reported as other income, net of losses, in the Consolidated Statement of Income.
(e)	Refer to Note 23 for information related to the location of the gains and losses on derivative instruments in the Consolidated Statement of Income.

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

	Level 3 recurring fair value measurements
		Net realized/unrealized (losses) gains			Purchases, issuances, and settlements, net	Net transfers into/ (out of) Level 3	Fair value at December 31, 2009	Net unrealized (losses) gains included in earnings still held at December 31, 2009
($ in millions)	Fair value at January 1, 2009	included in earnings		included in other comprehensive income
Assets
Trading securities
Mortgage-backed
Residential	$211	$(42	) (a)	$—	$(89)	$19	$99	$33	(a)
Asset-backed	509	165	(a)	13	(91)	—	596	166	(a)

Total trading securities	720	123		13	(180)	19	695	199
Investment securities
Available-for-sale securities
Debt securities
Mortgage-backed
Residential	2	—		(4)	—	8	6	—
Asset-backed	607	6	(b)	5	(598)	—	20	—

Total debt securities	609	6		1	(598)	8	26	—
Equity securities	22	—		1	—	(23)	—	—

Total available-for-sale securities	631	6		2	(598)	(15)	26	—
Consumer mortgage finance receivables and loans, net (c)	1,861	941	(c)	—	(1,411)	—	1,391	480	(c)
Mortgage servicing rights	2,848	(122	) (d)	—	828	—	3,554	(110	) (d)
Other assets
Cash reserve deposits held-for-securitization trusts	41	2	(e)	—	(12)	—	31	3	(e)
Interests retained in financial asset sales	1,001	(14	) (e)	3	(519)	—	471	(10	) (e)
Fair value of derivative contracts in receivable (liability) position, net	149	324	(f)	(5)	(510)	145	103	917	(f)

Total assets	$7,251	$1,260		$13	$(2,402)	$149	$6,271	$1,479

Liabilities
Long-term debt
On-balance sheet securitization debt (c)	$(1,899)	$(875	) (c)	$—	$1,480	$—	$(1,294)	$(455	) (c)

Total liabilities	$(1,899)	$(875)		$—	$1,480	$—	$(1,294)	$(445)

(a)	The fair value adjustment was reported as other (loss) gain on trading securities, net, and the related interest was reported as interest on trading securities in the Consolidated Statement of Income.
(b)	The fair value adjustment was reported as other gain (loss) on investment, net, and the related interest and dividends were reported as interest and dividends on available-for-sale investment securities.
(c)	Carried at fair value due to fair value option elections. Refer to the next section of this note titled Fair Value Option for Financial Assets and Liabilities for the location of the gains and losses in the Consolidated Statement of Income.
(d)	Fair value adjustment reported as servicing-asset valuation and hedge activities, net, in the Consolidated Statement of Income.
(e)	Reported as other income, net of losses, in the Consolidated Statement of Income.
(f)	Refer to Note 23 for information related to the location of the gains and losses on derivative instruments in the Consolidated Statement of Income.

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

Nonrecurring Fair Value

We may be required to measure certain assets at fair value from time to time. These periodic fair value measures typically result from the application of lower-of-cost or fair value accounting or certain impairment measures. These items would constitute nonrecurring fair value measures.

The following tables display the assets measured at fair value on a nonrecurring basis.

	Nonrecurring fair value measures				Lower-of-cost or fair value or valuation reserve allowance	Total gains included in earnings for the year ended
December 31, 2010 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans held-for-sale, net (a)	$—	$—	$844	$844	$(48)	n/m	(b)
Commercial finance receivables and loans, net (c)
Automobile	—	—	379	379	(52)	n/m	(b)
Mortgage	—	28	26	54	(14)	n/m	(b)
Other	—	—	107	107	(61)	n/m	(b)

Total commercial finance receivables and loans, net	—	28	512	540	(127)
Other assets
Real estate and other investments (d)	—	5	—	5	n/m	$—
Repossessed and foreclosed assets (e)	—	43	44	87	(13)	n/m	(b)

Total assets	$—	$76	$1,400	$1,476	$(188)	$—

n/m = not meaningful

(a)	Represents loans held-for-sale that are required to be measured at the lower-of-cost or fair value. The table above includes only loans with fair values below cost during 2010. The related valuation allowance represents the cumulative adjustment to fair value of those specific assets.
(b)	We consider the applicable valuation or loan loss allowance to be the most relevant indicator of the impact on earnings caused by the fair value measurement. Accordingly, the table above excludes total gains and losses included in earnings for these items. The carrying values are inclusive of the respective valuation or loan loss allowance.
(c)	Represents the portion of the portfolio specifically impaired during 2010. The related valuation allowance represents the cumulative adjustment to fair value of those specific receivables.
(d)	Represents model homes impaired during 2010. The total loss included in earnings represents adjustments to the fair value of the portfolio based on the estimated fair value if the model home is under lease or the estimated value if the model home is marketed for sale.
(e)	The allowance provided for repossessed and foreclosed assets represents any cumulative valuation adjustment recognized to adjust the assets to fair value.

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

	Nonrecurring fair value measures				Lower-of-cost or fair value or valuation reserve allowance	Total losses included in earnings for the year ended
December 31, 2009 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Loans held-for-sale, net (a)	$—	$31	$5,453	$5,484	$(227)	n/m	(b)
Commercial finance receivables and loans, net (c)	—	85	1,443	1,528	(770)	$(87	) (d)
Other assets
Real estate and other investments (e)	—	49	65	114	n/m (f)	(226)
Repossessed and foreclosed assets (g)	—	111	108	219	(104)	n/m	(b)
Goodwill (h)	—	—	—	—	n/m (f)	(607)

Total assets	$—	$276	$7,069	$7,345	$(1,101)	$(920)

n/m = not meaningful

(a)	Represents loans held-for-sale that are required to be measured at the lower-of-cost or fair value. The table above includes only loans with fair values below cost during 2009. The related valuation allowance represents the cumulative adjustment to fair value of those specific assets.
(b)	We consider the applicable valuation or loan loss allowance to be the most relevant indicator of the impact on earnings caused by the fair value measurement. Accordingly, the table above excludes total gains and losses included in earnings for these items. The carrying values are inclusive of the respective valuation or loan loss allowance.
(c)	Represents the portion of the portfolio specifically impaired during 2009. The related valuation allowance represents the cumulative adjustment to fair value of those specific receivables.
(d)	Represents losses recognized on the impairment of our resort finance portfolio, which provided debt capital to resort and timeshare developers.
(e)	Represents model homes impaired during 2009. The total loss included in earnings represents adjustments to the fair value of the portfolio based on the estimated fair value if the model home is under lease or the estimated fair value if the model home is marketed for sale.
(f)	The total gain (loss) included in earnings is the most relevant indicator of the impact on earnings.
(g)	The allowance provided for repossessed and foreclosed assets represents any cumulative valuation adjustment recognized to adjust the assets to fair value.
(h)	Represents goodwill impaired during 2009. The impairment related to a reporting unit within our Insurance operations.

Fair Value Option for Financial Assets and Financial Liabilities

On January 1, 2008, we elected to measure at fair value certain domestic consumer mortgage finance receivables and loans and the related debt held in on-balance sheet mortgage securitization structures. During the three months ended September 30, 2009, we also elected the fair value option for conforming and government-insured residential mortgage loans held-for-sale funded after July 31, 2009. As of January 1, 2010, we elected the fair value option for all on-balance sheet mortgage securitization structures that were required to be consolidated due to the adoption of ASU 2009-17. Refer to Note 1 for additional information related to the adoption. Our intent in electing fair value for all these items was to mitigate a divergence between accounting losses and economic exposure for certain assets and liabilities.

A description of the financial assets and liabilities elected to be measured at fair value is as follows.

•

On-balance sheet mortgage securitizations — We carry the fair value-elected consumer loans as finance receivable and loans, net, on the Consolidated Balance Sheet. Our policy is to separately record interest income on the fair value-elected loans (unless the loans are placed on nonaccrual status); however, the accrued interest was excluded from the fair value presentation. We classified the fair value adjustment recorded for the loans as other income, net of losses, in the Consolidated Statement of Income.

We continued to record the fair value-elected debt balances as long-term debt on the Consolidated Balance Sheet. Our policy is to separately record interest expense on the fair value-elected securitization debt, which continues to be classified as interest on long-term debt in the Consolidated Statement of Income. We classified the fair value adjustment recorded for this fair value-elected debt as other income, net of losses, in the Consolidated Statement of Income.

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

•

Conforming and government-insured mortgage loans held-for-sale — During the three months ended September 30, 2009, we elected the fair value option for conforming and government-insured mortgage loans held-for-sale funded after July 31, 2009. We elected the fair value option to mitigate earnings volatility by better matching the accounting for the assets with the related hedges.

Excluded from the fair value option were conforming and government-insured loans funded on or prior to July 31, 2009, and those repurchased or reorganized. The loans funded on or prior to July 31, 2009, were ineligible because the election must be made at the time of funding. Repurchased and rerecognized conforming and government-insured loans were not elected because the election will not mitigate earning volatility. We repurchase or rerecognize loans due to representation and warranty obligations or conditional repurchase options. Typically, we will be unable to resell these assets through regular channels due to characteristics of the assets. Since the fair value of these assets is influenced by factors that cannot be hedged, we did not elect the fair value option.

We carry the fair value-elected conforming and government-insured loans as loans held-for-sale, net, on the Consolidated Balance Sheet. Our policy is to separately record interest income on the fair value-elected loans (unless they are placed on nonaccrual status); however, the accrued interest was excluded from the fair value presentation. Upfront fees and costs related to the fair value-elected loans were not deferred or capitalized. The fair value adjustment recorded for these loans is classified as gain (loss) on mortgage loans, net, in the Consolidated Statement of Income. In accordance with GAAP, the fair value option election is irrevocable once the asset is funded even if it is subsequently determined that a particular loan cannot be sold.

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

The following tables summarize the fair value option elections and information regarding the amounts recorded as earnings for each fair value option-elected item.

	Changes included in the Consolidated Statement of Income
Year ended December 31, ($ in millions)	Interest and fees on finance receivables and loans		Interest on loans held-for-sale		Interest on long-term debt		Gain on mortgage loans, net	Other income, net of losses	Total included in earnings	Change in fair value due to credit risk (a)
2010
Assets
Mortgage loans held-for-sale, net	$—		$221	(b)	$—		$845	$3	$1,069	$—	(c)
Consumer mortgage finance receivables and loans, net	555	(b)	—		—		—	1,348	1,903	(8	) (d)
Liabilities
Long-term debt
On-balance sheet securitization debt	$—		$—		$(313	) (e)	$—	$(1,568)	(1,881)	$29	(f)

Total									$1,091

2009
Assets
Mortgage loans held-for-sale, net	$—		$85	(b)	$—		$344	$—	$429	$—	(c)
Consumer mortgage finance receivables and loans, net	508	(b)	—		—		—	433	941	(118	) (d)
Liabilities
Long-term debt
On-balance sheet securitization debt	$—		$—		$(227	) (e)	$—	$(648)	(875)	$230	(f)

Total									$495

(a)	Factors other than credit quality that impact fair value include changes in market interest rates and the illiquidity or marketability in the current marketplace. Lower levels of observable data points in illiquid markets generally result in wide bid/offer spreads.
(b)	Interest income is measured by multiplying the unpaid principal balance on the loans by the coupon rate and the number of days of interest due.
(c)	The credit impact for loans held-for-sale is assumed to be zero because the loans are either suitable for sale or are covered by a government guarantee.
(d)	The credit impact for consumer mortgage finance receivables and loans was quantified by applying internal credit loss assumptions to cash flow models.
(e)	Interest expense is measured by multiplying bond principal by the coupon rate and the number of days of interest due to the investor.
(f)	The credit impact for on-balance sheet securitization debt is assumed to be zero until our economic interests in a particular securitization is reduced to zero at which point the losses on the underlying collateral will be expected to be passed through to third-party bondholders. Losses allocated to third-party bondholders, including changes in the amount of losses allocated, will result in fair value changes due to credit. We also monitor credit ratings and will make credit adjustments to the extent any bond classes are downgraded by rating agencies.

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

The following table provides the aggregate fair value and the aggregate unpaid principal balance for the fair value option-elected loans and long-term debt instruments.

	2010		2009
December 31, ($ in millions)	Unpaid principal balance	Fair value (a)	Unpaid principal balance	Fair value (a)
Assets
Mortgage loans held-for-sale, net
Total loans	$6,354	$6,424	$5,427	$5,545
Nonaccrual loans	3	1	3	3
Loans 90+ days past due (b)	—	—	—	—
Consumer mortgage finance receivables and loans, net
Total loans	2,905	1,015	7,180	1,391
Nonaccrual loans (c)	586	260	2,343	499
Loans 90+ days past due (b)(c)	366	184	1,434	314
Liabilities
Long-term debt
On-balance sheet securitization debt	$(2,969)	$(972)	$(7,166)	$(1,294)

(a)	Excludes accrued interest receivable.
(b)	Loans 90+ days past due are also presented within the nonaccrual loan balance and the total loan balance; however, excludes government-insured loans that are still accruing interest.
(c)	The fair value of consumer mortgage finance receivables and loans is calculated on a pooled basis; therefore, we allocated the fair value of nonaccrual loans and loans 90+ days past due to individual loans based on the unpaid principal balances. For further discussion regarding the pooled basis, refer to the previous section of this note titled Consumer mortgage finance receivables and loans, net.

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

Fair Value of Financial Instruments

The following table presents the carrying and estimated fair value of assets and liabilities that are considered financial instruments. Accordingly, items that do not meet the definition of a financial instrument are excluded from the table. When possible, we use quoted market prices to determine fair value. Where quoted market prices are not available, the fair value is internally derived based on appropriate valuation methodologies with respect to the amount and timing of future cash flows and estimated discount rates. However, considerable judgment is required in interpreting market data to develop estimates of fair value, so the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions or estimation methodologies could be material to the estimated fair values. Fair value information presented herein was based on information available at December 31, 2010 and 2009.

	2010		2009
December 31, ($ in millions)	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Financial assets
Trading securities	$240	$240	$739	$739
Investment securities	14,846	14,846	12,158	12,158
Loans held-for-sale, net	11,411	11,449	20,625	19,855
Finance receivables and loans, net	100,540	99,462	75,256	72,213
Interests retained in financial asset sales	568	568	471	471
Fair value of derivative contracts in receivable position	3,966	3,966	2,654	2,654
Collateral placed with counterparties (a)	728	728	845	845
Financial liabilities
Deposit liabilities (b)	$37,291	$37,546	$30,549	$30,795
Short-term borrowings	7,508	7,509	10,292	10,282
Long-term debt (c)	87,181	88,996	88,527	85,306
Fair value of derivative contracts in liability position	3,860	3,860	1,895	1,895

(a)	Represents collateral in the form of investment securities. Cash collateral was excluded above.
(b)	The carrying value and fair value amounts exclude dealer deposits.
(c)	Debt includes deferred interest for zero-coupon bonds of $569 million and $506 million at December 31, 2010 and 2009, respectively.

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

•

Investment securities — Bonds, equity securities, and other available-for-sale investment securities are carried at fair value. Refer to the previous section of this note titled Available-for-sale securities for a description of the methodologies and assumptions used to determine fair value. The fair value of the held-to-maturity investment securities is based on valuation models using market-based assumption.

•	Loans held-for-sale, net — Refer to the previous sections of this note also titled Loans held-for-sale, net, for a description of methodologies and assumptions used to determine fair value.

•

Finance receivables and loans, net — With the exception of mortgage loans held-for-investment, the fair value of finance receivables was based on discounted future cash flows using applicable spreads to approximate current rates applicable to each category of finance receivables (an income approach). The carrying value of wholesale receivables in certain markets and certain other automobile- and mortgage-lending receivables for which interest rates reset on a short-term basis with applicable market indices are assumed to approximate fair value either because of the short-term nature or because of the interest rate adjustment feature. The fair value of wholesale receivables in other markets was based on discounted future cash flows using applicable spreads to approximate current rates applicable to similar assets in those markets.

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

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

•	Derivative instruments — Refer to the previous section of this note titled Derivative instruments for a description of the methodologies and assumptions used to determine fair value.

•

Collateral placed with counterparties — Collateral placed with counterparties in the table above represents only collateral in the form of investment securities. Refer to the previous section of this note also titled Collateral placed with counterparties for additional information.

•

Interests retained in financial asset sales — Refer to the previous sections of this note titled Interests retained in financial asset sales for a description of the methodologies and assumptions used to determine fair value.

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

Operating segments are defined as components of an enterprise that engage in business activity from which revenues are earned and expenses incurred for which discrete financial information is available that is evaluated regularly by our chief operating decision maker in deciding how to allocate resources and in assessing performance.

Basis of Presentation

We report our results of operations on a line-of-business basis through five operating segments – North American Automotive Finance operations, International Automotive Finance operations, Insurance operations, Mortgage – Origination and Servicing operations, and Mortgage – Legacy Portfolio and Other operations, with the remaining activity reported in Corporate and Other. The operating segments are determined based on the products and services offered and geographic considerations, and reflect the manner in which financial information is currently evaluated by management. The following is a description of each of our reportable operating segments.

•

North American Automotive Finance operations — Provides automotive financing services to consumers and automotive dealers in the United States and Canada and includes the automotive activities of Ally Bank and ResMor Trust. For consumers, we offer retail automotive financing and leasing for new and used vehicles, and through our commercial automotive financing operations, we fund dealer purchases of new and used vehicles through wholesale or floorplan financing.

•

International Automotive Finance operations — Provides automotive financing and full-service leasing to consumers and dealers outside of the United States and Canada. Our International Automotive Finance operations will focus the majority of new originations in five core international markets: Germany, the United Kingdom, Brazil, Mexico, and China through our joint venture.

•

Insurance operations — Offers consumer and commercial insurance products sold primarily through the dealer channel including vehicle extended service contracts, commercial insurance coverage in the United States and internationally (primarily covering dealers’ wholesale vehicle inventory), and personal automobile insurance in certain countries outside the United States.

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

•

Mortgage — Origination and Servicing operations —The principal activities include originating, purchasing, selling, and securitizing conforming and government-insured residential mortgage loans in the United States and Canada; servicing residential mortgage loans for ourselves and others; and providing collateralized lines of credit to other mortgage originators, which we refer to as warehouse lending. We also originate high-quality prime jumbo mortgage loans in the United States. We finance our mortgage loan originations primarily in Ally Bank in the United States and in our trust company, ResMor Trust, in Canada.

•

Mortgage — Legacy Portfolio and Other operations — Primarily consists of loans originated prior to January 1, 2009, and includes noncore business activities including discontinued operations, portfolios in runoff, and cash held in the ResCap legal entity. These activities, all of which we have discontinued, include, among other things: lending to real estate developers and homebuilders in the United States and United Kingdom; purchasing, selling, and securitizing nonconforming residential mortgage loans (with the exception of U.S. prime jumbo mortgage loans) in both the United States and internationally; certain conforming origination channels closed in 2008; and our mortgage reinsurance business.

Corporate and Other consists of our Commercial Finance Group, certain equity investments, other corporate activities, the residual impacts of our corporate funds-transfer-pricing (FTP) and treasury asset liability management activities (ALM), and reclassifications and eliminations between the reportable operating segments.

We utilize an FTP methodology for the majority of our business operations. The FTP methodology assigns charge rates and credit rates to classes of assets and liabilities based on expected duration and the LIBOR swap curve plus an assumed credit spread. Matching duration allocates interest income and interest expense to these reportable segments so their respective results are insulated from interest rate risk. This methodology is consistent with our ALM practices, which includes managing interest rate risk centrally at a corporate level. The net residual impact of the FTP methodology is included within the results of Corporate and Other as summarized below.

The information presented in our reportable operating segments and geographic areas tables that follow are based in part on internal allocations, which involve management judgment.

Change in Reportable Segment Information

As a result of a change in management’s view of our operations, we have changed the presentation and profit measures of our reportable operating segments as of December 31, 2010. These changes include the following.

•

We presented our Origination and Servicing operations and Legacy Portfolio and Other operations reportable operating segments under the new collective business description, Mortgage. Previously our Origination and Servicing operations and Legacy Portfolio and Other operations were combined in one reportable operating segment, Mortgage operations. The new presentation is consistent with the organizational alignment of the business and management’s current view of the mortgage business.

•

Beginning in the fourth quarter of 2010, we began presenting operating results for all of our reportable operating segments on solely a pretax basis. This presentation is consistent with the measure of operating segment results regularly reviewed by our chief operating decision maker.

•	During the fourth quarter of 2010, we made modifications to the FTP allocations applicable to our North American Automotive Finance operations commercial loan portfolio.

Amounts for 2009 and 2008 have been reclassified to conform to the current management view.

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

Financial information for our reportable operating segments is summarized as follows.

	Global Automotive Services			Mortgage (a)
Year ended December 31, ($ in millions)	North American Automotive Finance operations	International Automotive Finance operations (b)	Insurance operations	Origination and Servicing operations	Legacy Portfolio and Other operations	Corporate and Other (c)	Consolidated (d)
2010
Net financing revenue (loss)	$3,321	$683	$97	$(26)	$605	$(2,099)	$2,581
Other revenue (expense)	690	316	2,263	1,834	260	(42)	5,321

Total net revenue (loss)	4,011	999	2,360	1,808	865	(2,141)	7,902
Provision for loan losses	286	54	—	(29)	173	(42)	442
Other noninterest expense	1,381	717	1,791	920	946	526	6,281

Income (loss) from continuing operations before income tax expense	$2,344	$228	$569	$917	$(254)	$(2,625)	$1,179

Total assets	$81,893	$15,979	$8,789	$24,478	$12,308	$28,561	$172,008

2009
Net financing revenue (loss)	$3,074	$705	$192	$(58)	$626	$(2,461)	$2,078
Other revenue (expense)	757	263	2,079	1,063	(685)	940	4,417

Total net revenue (loss)	3,831	968	2,271	1,005	(59)	(1,521)	6,495
Provision for loan losses	611	230	—	41	4,231	491	5,604
Other noninterest expense	1,596	895	1,942	925	2,014	478	7,850

Income (loss) from continuing operations before income tax expense	$1,624	$(157)	$329	$39	$(6,304)	$(2,490)	$(6,959)

Total assets	$68,282	$21,802	$10,614	$20,010	$18,884	$32,714	$172,306

2008
Net financing revenue (loss)	$1,531	$877	$261	$(149)	$510	$(2,113)	$917
Other revenue	1,066	365	2,700	1,281	168	9,691	15,271

Total net revenue	2,597	1,242	2,961	1,132	678	7,578	16,188
Provision for loan losses	1,198	204	—	8	1,682	10	3,102
Other noninterest expense	1,721	936	2,462	662	2,066	502	8,349

(Loss) income from continuing operations before income tax expense	$(322)	$102	$499	$462	$(3,070)	$7,066	$4,737

Total assets	$71,981	$29,290	$12,013	$11,870	$32,893	$31,429	$189,476

(a)	Represents the ResCap legal entity and the mortgage activities of Ally Bank and ResMor Trust.
(b)	Amounts include intrasegment eliminations between our North American Automotive Finance operations, International Automotive Finance operations, and Insurance operations.
(c)	At December 31, 2010, 2009, and 2008, total assets were $1.6 billion, $3.3 billion, and $6.0 billion for the Commercial Finance Group, respectively.
(d)	Net financing revenue after the provision for loan losses totaled $2,139 million, $(3,526) million, and $(2,185) million in 2010, 2009, and 2008, respectively.

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

Information concerning principal geographic areas was as follows.

Year ended December 31, ($ in millions)	Revenue (a)	Income (loss) from continuing operations before income tax expense (benefit)(b)	Net income (loss) (b)	Identifiable assets (c)	Long-lived assets (d)
2010
Canada	$904	$449	$402	$17,321	$1,522
Europe	807	346	278	11,321	406
Latin America	869	170	164	6,917	35
Asia	4	7	(43)	24	—

Total foreign	2,584	972	801	35,583	1,963
Total domestic (e)	5,318	207	274	135,900	7,541

Total	$7,902	$1,179	$1,075	$171,483	$9,504

2009
Canada	$654	$197	$148	$17,885	$3,985
Europe	921	31	(86)	15,555	906
Latin America	709	116	163	6,574	33
Asia	(55)	(24)	(13)	1,378	8

Total foreign	2,229	320	212	41,392	4,932
Total domestic (e)	4,266	(7,279)	(10,510)	130,388	11,399

Total	$6,495	$(6,959)	$(10,298)	$171,780	$16,331

2008
Canada	$(116)	$(526)	$(382)	$19,044	$6,211
Europe	1,236	224	116	37,266	2,349
Latin America	971	186	228	7,350	167
Asia	(6)	(13)	(20)	2,445	179

Total foreign	2,085	(129)	(58)	66,105	8,906
Total domestic (e)	14,103	4,866	1,926	122,014	17,915

Total	$16,188	$4,737	$1,868	$188,119	$26,821

(a)	Revenue consists of net financing revenue and total other revenue as presented in our Consolidated Statement of Income.
(b)	The domestic amounts include original discount amortization of $1.2 billion, $1.1 billion, and $70 million for the years ended December 31, 2010, 2009, and 2008, respectively.
(c)	Identifiable assets consist of total assets excluding goodwill.
(d)	Long-lived assets consist of investment in operating leases, net, and net property and equipment.
(e)	Amounts include eliminations between our domestic and foreign operations.

29.	Parent and Guarantor Consolidating Financial Statements

Certain of our senior notes are guaranteed by a group of subsidiaries (the Guarantors). The Guarantors, each of which is a 100% directly owned subsidiary of Ally Financial Inc., are Ally US LLC, IB Finance Holding Company, LLC, GMAC Latin America Holdings LLC, GMAC International Holdings B.V., and GMAC Continental LLC. The Guarantors fully and unconditionally guarantee the senior notes on a joint and several basis.

The following financial statements present condensed consolidating financial data for (i) Ally Financial Inc. (on a parent company-only basis), (ii) the combined Guarantors, (iii) the combined nonguarantor subsidiaries (all other subsidiaries), (iv) an elimination column for adjustments to arrive at the information for the parent company, Guarantors, and nonguarantors on a consolidated basis, and (v) the parent company and our subsidiaries on a consolidated basis.

Investments in subsidiaries are accounted for by the parent company and the Guarantors using the equity method for this presentation. Results of operations of subsidiaries are therefore classified in the parent company’s and Guarantors’ investment in subsidiaries accounts. The elimination entries set forth in the following condensed consolidating financial statements eliminate distributed and undistributed income of subsidiaries, investments in subsidiaries, and intercompany balances and transactions between the parent, Guarantors, and nonguarantors.

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

Condensed Consolidating Statement of Income

Year ended December 31, 2010 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$938	$26	$5,591	$—	$6,555
Interest and fees on finance receivables and loans — intercompany	526	5	4	(535)	—
Interest on loans held-for-sale	75	—	589	—	664
Interest on trading securities	—	—	15	—	15
Interest and dividends on available-for-sale investment securities	4	—	360	(2)	362
Interest and dividends on available-for-sale investment securities — intercompany	112	—	9	(121)	—
Interest-bearing cash	13	—	57	—	70
Other interest income, net	—	—	2	(1)	1
Operating leases	1,063	—	2,717	—	3,780

Total financing revenue and other interest income	2,731	31	9,344	(659)	11,447
Interest expense
Interest on deposits	52	—	608	—	660
Interest on short-term borrowings	43	1	403	—	447
Interest on long-term debt	3,804	14	1,903	8	5,729
Interest on intercompany debt	(21)	6	560	(545)	—

Total interest expense	3,878	21	3,474	(537)	6,836
Depreciation expense on operating lease assets	435	—	1,595	—	2,030

Net financing (loss) revenue	(1,582)	10	4,275	(122)	2,581
Dividends from subsidiaries
Nonbank subsidiaries	182	5	—	(187)	—
Other revenue
Servicing fees	434	—	1,130	(1)	1,563
Servicing-asset valuation and hedge activities, net	—	—	(394)	—	(394)

Total servicing income, net	434	—	736	(1)	1,169
Insurance premiums and service revenue earned	—	—	1,865	—	1,865
Gain on mortgage and automotive loans, net	31	—	1,236	—	1,267
Loss on extinguishment of debt	(127)	—	(8)	12	(123)
Other gain on investments, net	6	—	505	(6)	505
Other (loss) gain on trading securities, net	(13)	—	7	—	(6)
Other income, net of losses	(80)	1	1,284	(561)	644

Total other revenue	251	1	5,625	(556)	5,321
Total net revenue	(1,149)	16	9,900	(865)	7,902
Provision for loan losses	(204)	(1)	647	—	442
Noninterest expense
Compensation and benefits expense	785	11	826	—	1,622
Insurance losses and loss adjustment expenses	—	—	876	—	876
Other operating expenses	744	4	3,632	(597)	3,783

Total noninterest expense	1,529	15	5,334	(597)	6,281
(Loss) income from continuing operations before income tax (benefit) expense and undistributed income of subsidiaries	(2,474)	2	3,919	(268)	1,179
Income tax (benefit) expense from continuing operations	(592)	(1)	746	—	153

Net (loss) income from continuing operations	(1,882)	3	3,173	(268)	1,026

Income (loss) from discontinued operations, net of tax	70	—	(21)	—	49
Undistributed income of subsidiaries
Bank subsidiary	902	902	—	(1,804)	—
Nonbank subsidiaries	1,985	259	—	(2,244)	—

Net income	$1,075	$1,164	$3,152	$(4,316)	$1,075

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

Year ended December 31, 2009 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$891	$36	$5,468	$—	$6,395
Interest and fees on finance receivables and loans — intercompany	837	5	7	(849)	—
Interest on loans held-for-sale	238	—	209	—	447
Interest on trading securities	—	—	132	—	132
Interest and dividends on available-for-sale investment securities	—	—	226	—	226
Interest and dividends on available-for-sale investment securities — intercompany	280	—	3	(283)	—
Interest-bearing cash	26	—	73	—	99
Other interest income, net	—	—	86	—	86
Operating leases	466	—	5,249	—	5,715

Total financing revenue and other interest income	2,738	41	11,453	(1,132)	13,100
Interest expense
Interest on deposits	27	—	673	—	700
Interest on short-term borrowings	30	2	534	—	566
Interest on long-term debt	3,819	22	2,407	(240)	6,008
Interest on intercompany debt	(46)	10	684	(648)	—

Total interest expense	3,830	34	4,298	(888)	7,274
Depreciation expense on operating lease assets	169	—	3,579	—	3,748

Net financing (loss) revenue	(1,261)	7	3,576	(244)	2,078
Dividends from subsidiaries
Nonbank subsidiaries	550	—	—	(550)	—
Other revenue
Servicing fees	690	—	859	—	1,549
Servicing-asset valuation and hedge activities, net	—	—	(1,104)	—	(1,104)

Total servicing income, net	690	—	(245)	—	445
Insurance premiums and service revenue earned	—	—	1,977	—	1,977
Gain on mortgage and automotive loans, net	10	—	801	—	811
Gain on extinguishment of debt	623	—	1,751	(1,709)	665
Other gain on investments, net	558	—	153	(545)	166
Other gain on trading securities, net	8	—	165	—	173
Other income, net of losses	(249)	2	1,025	(598)	180

Total other revenue	1,640	2	5,627	(2,852)	4,417
Total net revenue	929	9	9,203	(3,646)	6,495
Provision for loan losses	(148)	—	5,752	—	5,604
Noninterest expense
Compensation and benefits expense	590	6	980	—	1,576
Insurance losses and loss adjustment expenses	—	—	1,042	—	1,042
Other operating expenses	714	12	5,109	(603)	5,232

Total noninterest expense	1,304	18	7,131	(603)	7,850
Loss from continuing operations before income tax (benefit) expense and undistributed (loss) income of subsidiaries	(227)	(9)	(3,680)	(3,043)	(6,959)
Income tax (benefit) expense from continuing operations	(24)	—	98	—	74

Net loss from continuing operations	(203)	(9)	(3,778)	(3,043)	(7,033)

Loss from discontinued operations, net of tax	(287)	—	(2,978)	—	(3,265)
Undistributed (loss) income of subsidiaries
Bank subsidiary	(1,953)	(1,953)	—	3,906	—
Nonbank subsidiaries	(7,855)	70	—	7,785	—

Net loss	$(10,298)	$(1,892)	$(6,756)	$8,648	$(10,298)

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

Year ended December 31, 2008 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$1,029	$41	$7,367	$(5)	$8,432
Interest and fees on finance receivables and loans — intercompany	1,079	31	200	(1,310)	—
Interest on loans held-for-sale	473	—	364	—	837
Interest on trading securities	—	—	130	(3)	127
Interest and dividends on available-for-sale investment securities	99	—	263	14	376
Interest and dividends on available-for-sale investment securities — intercompany	6	—	8	(14)	—
Interest-bearing cash	136	—	239	—	375
Other interest income, net	(40)	—	362	3	325
Operating leases	4,238	—	3,350	(6)	7,582

Total financing revenue and other interest income	7,020	72	12,283	(1,321)	18,054
Interest expense
Interest on deposits	87	—	620	—	707
Interest on short-term borrowings	270	10	1,168	3	1,451
Interest on long-term debt	3,420	16	5,354	(507)	8,283
Interest in intercompany debt	(83)	38	855	(810)	—

Total interest expense	3,694	64	7,997	(1,314)	10,441
Depreciation expense on operating lease assets	2,731	(2)	2,749	—	5,478
Impairment of investment in operating leases	915	—	303	—	1,218

Net financing (loss) revenue	(320)	10	1,234	(7)	917
Dividends from subsidiaries
Nonbank subsidiaries	568	—	—	(568)	—
Other revenue
Servicing fees	918	—	829	—	1,747
Servicing-asset valuation and hedge activities, net	—	—	(263)	—	(263)

Total servicing income, net	918	—	566	—	1,484
Insurance premiums and service revenue earned	—	—	2,710	—	2,710
(Loss) gain on mortgage and automotive loans, net	(165)	—	324	—	159
Gain on extinguishment of debt	8,131	—	1,916	2,581	12,628
Other loss on investments, net	(67)	—	(311)	—	(378)
Other gain (loss) on trading securities, net	3	—	(692)	—	(689)
Other income, net of losses	(914)	2	1,058	(789)	(643)

Total other revenue	7,906	2	5,571	1,792	15,271
Total net revenue	8,154	12	6,805	1,217	16,188
Provision for loan losses	696	2	2,404	—	3,102
Noninterest expense
Compensation and benefits expense	444	10	1,462	—	1,916
Insurance losses and loss adjustment expenses	—	—	1,402	—	1,402
Other operating expenses	1,231	3	4,700	(903)	5,031

Total noninterest expense	1,675	13	7,564	(903)	8,349
Income (loss) from continuing operations before income tax expense (benefit) and undistributed loss of subsidiaries	5,783	(3)	(3,163)	2,120	4,737
Income tax expense (benefit) from continuing operations	8	(1)	(143)	—	(136)

Net income (loss) from continuing operations	5,775	(2)	(3,020)	2,120	4,873

Income (loss) from discontinued operations, net of tax	10	—	(3,015)	—	(3,005)
Undistributed loss of subsidiaries
Bank subsidiary	(116)	(116)	—	232	—
Nonbank subsidiaries	(3,801)	(368)	—	4,169	—

Net income (loss)	$1,868	$(486)	$(6,035)	$6,521	$1,868

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

Condensed Consolidating Balance Sheet

December 31, 2010 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Assets
Cash and cash equivalents
Noninterest-bearing	$1,251	$—	$463	$—	$1,714
Interest-bearing	3,414	1	6,541	—	9,956
Interest-bearing — intercompany	—	—	504	(504)	—

Total cash and cash equivalents	4,665	1	7,508	(504)	11,670
Trading securities	—	—	240	—	240
Investment securities	1,488	—	13,358	—	14,846
Investment securities — intercompany	2	—	—	(2)	—
Loans held-for-sale	—	—	11,411	—	11,411
Finance receivables and loans, net
Finance receivables and loans, net	10,047	425	91,941	—	102,413
Intercompany loans to
Bank subsidiary	3,650	—	—	(3,650)	—
Nonbank subsidiaries	9,461	367	463	(10,291)	—
Allowance for loan losses	(266)	(1)	(1,606)	—	(1,873)

Total finance receivables and loans, net	22,892	791	90,798	(13,941)	100,540
Investment in operating leases, net	3,864	—	5,264	—	9,128
Intercompany receivables from
Bank subsidiary	5,930	—	—	(5,930)	—
Nonbank subsidiaries	—	213	—	(213)	—
Investment in subsidiaries
Bank subsidiary	10,886	10,886	—	(21,772)	—
Nonbank subsidiaries	23,632	3,123	—	(26,755)	—
Mortgage servicing rights	—	—	3,738	—	3,738
Premiums receivable and other insurance assets	—	—	2,190	(9)	2,181
Other assets	2,912	3	15,539	(890)	17,564
Assets of operations held-for-sale	(160)	—	850	—	690

Total assets	$76,111	$15,017	$150,896	$(70,016)	$172,008

Liabilities
Deposit liabilities
Noninterest-bearing	$—	$—	$2,131	$—	$2,131
Interest-bearing	1,459	—	35,458	—	36,917

Total deposit liabilities	1,459	—	37,589	—	39,048
Short-term borrowings	2,519	89	4,900	—	7,508
Long-term debt	43,897	239	42,476	—	86,612
Intercompany debt to
Nonbank subsidiaries	504	462	13,481	(14,447)	—
Intercompany payables to
Nonbank subsidiaries	4,466	—	1,716	(6,182)	—
Interest payable	1,229	3	597	—	1,829
Unearned insurance premiums and service revenue	—	—	2,854	—	2,854
Reserves for insurance losses and loss adjustment expenses	—	—	862	—	862
Accrued expenses and other liabilities	1,548	1	11,437	(860)	12,126
Liabilities of operations held-for-sale	—	—	680	—	680

Total liabilities	55,622	794	116,592	(21,489)	151,519

Total equity	20,489	14,223	34,304	(48,527)	20,489

Total liabilities and equity	$76,111	$15,017	$150,896	$(70,016)	$172,008

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

December 31, 2009 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Assets
Cash and cash equivalents
Noninterest-bearing	$418	$—	$1,422	$—	$1,840
Interest-bearing	339	5	12,604	—	12,948
Interest-bearing — intercompany	—	—	—	—	—

Total cash and cash equivalents	757	5	14,026	—	14,788
Trading securities	—	—	739	—	739
Investment securities	—	—	12,158	—	12,158
Investment securities — Intercompany	380	—	261	(641)	—
Loans held-for-sale	1,758	—	18,867	—	20,625
Finance receivables and loans, net
Finance receivables and loans, net	4,997	524	72,180	—	77,701
Intercompany loans to
Bank subsidiary	5,139	—	—	(5,139)	—
Nonbank subsidiaries	16,073	83	161	(16,317)	—
Allowance for loan losses	(383)	(3)	(2,059)	—	(2,445)

Total finance receivables and loans, net	25,826	604	70,282	(21,456)	75,256
Investment in operating leases, net	1,479	—	14,516	—	15,995
Intercompany receivables from
Bank subsidiary	1,001	—	—	(1,001)	—
Nonbank subsidiaries	178	—	198	(376)	—
Investment in subsidiaries
Bank subsidiary	7,903	7,903	—	(15,806)	—
Nonbank subsidiaries	26,186	3,067	—	(29,253)	—
Mortgage servicing rights	—	—	3,554	—	3,554
Premiums receivable and other insurance assets	—	—	2,728	(8)	2,720
Other assets	4,443	4	16,795	(1,355)	19,887
Assets of operations held-for-sale	(324)	—	6,908	—	6,584

Total assets	$69,587	$11,583	$161,032	$(69,896)	$172,306

Liabilities
Deposit liabilities
Noninterest-bearing	$—	$—	$1,755	$—	$1,755
Interest-bearing	1,041	—	28,960	—	30,001

Total deposit liabilities	1,041	—	30,715	—	31,756
Short-term borrowings	1,795	39	8,458	—	10,292
Long-term debt	40,888	406	46,732	(5)	88,021
Intercompany debt to
Nonbank subsidiaries	260	163	21,702	(22,125)	—
Intercompany payables to
Nonbank subsidiaries	1,385	1	—	(1,386)	—
Interest payable	1,082	12	553	(10)	1,637
Unearned insurance premiums and service revenue	—	—	3,192	—	3,192
Reserves for insurance losses and loss adjustment expenses	—	—	1,215	—	1,215
Accrued expenses and other liabilities	2,297	(7)	9,452	(1,286)	10,456
Liabilities of operations held-for-sale	—	—	4,898	—	4,898

Total liabilities	48,748	614	126,917	(24,812)	151,467

Total equity	20,839	10,969	34,115	(45,084)	20,839

Total liabilities and equity	$69,587	$11,583	$161,032	$(69,896)	$172,306

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

Condensed Consolidating Statement of Cash Flows

Year ended December 31, 2010 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Operating activities
Net cash provided by operating activities	$4,552	$13	$7,230	$(188)	$11,607
Investing activities
Purchases of available-for-sale securities	(1,485)	—	(22,631)	—	(24,116)
Proceeds from sales of available-for-sale securities	41	—	17,872	(41)	17,872
Proceeds from maturities of available-for-sale securities	—	—	4,527	—	4,527
Net decrease in investment securities — intercompany	323	—	260	(583)	—
Net (increase) decrease in finance receivables and loans	(5,177)	98	(12,227)	—	(17,306)
Proceeds from sales of finance receivables and loans	6	—	3,132	—	3,138
Change in notes receivable from GM	—	(2)	(36)	—	(38)
Net decrease (increase) in loans — intercompany	7,736	(283)	(302)	(7,151)	—
Net (increase) decrease in operating lease assets	(2,770)	—	7,846	—	5,076
Purchases of mortgage servicing rights, net	—	—	(56)	—	(56)
Capital contributions to subsidiaries	(2,036)	(1,737)	—	3,773	—
Returns of contributed capital	880	—	—	(880)	—
Sale of business unit, net	59	—	102	—	161
Other, net	104	(1)	3,072	—	3,175

Net cash (used in) provided by investing activities	(2,319)	(1,925)	1,559	(4,882)	(7,567)
Financing activities
Net change in short-term debt — third party	735	50	(4,414)	—	(3,629)
Net increase in bank deposits	—	—	6,556	—	6,556
Proceeds from issuance of long-term debt — third party	5,824	90	33,047	41	39,002
Repayments of long-term debt — third party	(4,292)	(256)	(44,982)	—	(49,530)
Net change in debt — intercompany	243	300	(7,774)	7,231	—
Dividends paid — third party	(1,253)	—	—	—	(1,253)
Dividends paid and returns of contributed capital — intercompany	—	—	(1,068)	1,068	—
Capital contributions from parent	—	1,725	2,048	(3,773)	—
Other, net	418	—	451	—	869

Net cash provided by (used in) financing activities	1,675	1,909	(16,136)	4,567	(7,985)
Effect of exchange-rate changes on cash and cash equivalents	—	—	102	—	102

Net increase (decrease) in cash and cash equivalents	3,908	(3)	(7,245)	(503)	(3,843)
Cash and cash equivalents reclassified to assets held-for-sale	—	—	725	—	725
Cash and cash equivalents at beginning of year	757	5	14,026	—	14,788

Cash and cash equivalents at end of year	$4,665	$2	$7,506	$(503)	$11,670

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

Year ended December 31, 2009 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Operating activities
Net cash (used in) provided by operating activities	$(3,308)	$25	$(1,299)	$(550)	$(5,132)
Investing activities
Purchases of available-for-sale securities	(145)	—	(21,148)	145	(21,148)
Proceeds from sales of available-for-sale securities	89	—	10,153	(89)	10,153
Proceeds from maturities of available-for-sale securities	—	—	4,527	—	4,527
Net decrease (increase) in investment securities — intercompany	2	—	(103)	101	—
Net (increase) decrease in finance receivables and loans	(363)	118	14,504	—	14,259
Proceeds from sales of finance receivables and loans	446	—	(186)	—	260
Change in notes receivable from GM	—	—	803	—	803
Net (increase) decrease in loans — intercompany	(2,551)	163	(261)	2,649	—
Net (increase) decrease in operating lease assets	(1,519)	—	7,399	—	5,880
Capital contributions to subsidiaries	(8,092)	(6,052)	—	14,144	—
Returns of contributed capital	706	—	—	(706)	—
Sale of business unit, net	—	—	296	—	296
Other, net	(64)	(1)	2,163	—	2,098

Net cash (used in) provided by investing activities	(11,491)	(5,772)	18,147	16,244	17,128
Financing activities
Net change in short-term debt — third party	6	(78)	(266)	—	(338)
Net increase in bank deposits	—	—	10,703	—	10,703
Proceeds from issuance of long-term debt — third party	9,641	128	20,821	89	30,679
Repayments of long-term debt — third party	(8,831)	(107)	(52,410)	(145)	(61,493)
Net change in debt — intercompany	(7)	(255)	2,995	(2,733)	—
Proceeds from issuance of common members’ interests	1,247	—	—	—	1,247
Proceeds from issuance of preferred stock held by U.S. Department of Treasury	8,750	—	—	—	8,750
Dividends paid – third party	(1,592)	—	—	—	(1,592)
Dividends paid and returns of contributed capital — intercompany	—	—	(1,256)	1,256	—
Capital contributions from parent	—	6,052	8,092	(14,144)	—
Other, net	699	—	365	—	1,064

Net cash provided by (used in) financing activities	9,913	5,740	(10,956)	(15,677)	(10,980)
Effect of exchange-rate changes on cash and cash equivalents	—	—	(602)	—	(602)

Net (decrease) increase in cash and cash equivalents	(4,886)	(7)	5,290	17	414
Cash and cash equivalents reclassified to assets held-for-sale	—	—	(777)	—	(777)
Cash and cash equivalents at beginning of year	5,643	12	9,513	(17)	15,151

Cash and cash equivalents at end of year	$757	$5	$14,026	$—	$14,788

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

Year ended December 31, 2008 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Operating activities
Net cash provided by (used in) operating activities	$2,049	$(19)	$12,633	$(568)	$14,095
Investing activities
Purchases of available-for-sale securities	(6,783)	—	(11,317)	1,898	(16,202)
Proceeds from sales of available-for-sale securities	8,903	—	5,165	—	14,068
Proceeds from maturities of available-for-sale securities	898	—	6,604	—	7,502
Net increase in investment securities — intercompany	—	—	(158)	158	—
Net decrease (increase) in finance receivables and loans	6,504	(32)	(902)	—	5,570
Proceeds from sales of finance receivables and loans	1,347	—	19	—	1,366
Change in notes receivable from GM	—	—	(62)	—	(62)
Net (increase) decrease in loans — intercompany	(7,559)	149	2,418	4,992	—
Net decrease (increase) in operating lease assets	2,925	2	(5,838)	—	(2,911)
Sales of mortgage servicing rights, net	—	—	797	—	797
Capital contributions to subsidiaries	(1,402)	(24)	—	1,426	—
Returns of contributed capital	274	—	—	(274)	—
Sale of business unit, net	—	—	319	—	319
Other, net	(515)	(1)	987	—	471

Net cash provided by (used in) investing activities	4,592	94	(1,968)	8,200	10,918
Financing activities
Net change in short-term debt — third party	(5,393)	118	(17,540)	—	(22,815)
Net increase in bank deposits	—	—	6,447	—	6,447
Proceeds from issuance of long-term debt — third party	—	245	44,479	—	44,724
Repayments of long-term debt	(10,001)	(263)	(47,465)	(1,898)	(59,627)
Net change in debt — intercompany	268	(181)	5,080	(5,167)	—
Proceeds from issuance of preferred stock held by U.S. Department of Treasury	5,000	—	—	—	5,000
Dividends paid — third party	(113)	—	—	—	(113)
Dividends paid and returns of contributed capital — intercompany	—	(16)	(826)	842	—
Capital contributions from parent	—	24	1,402	(1,426)	—
Other, net	(1,761)	—	(23)	—	(1,784)

Net cash used in financing activities	(12,000)	(73)	(8,446)	(7,649)	(28,168)
Effect of exchange-rate changes on cash and cash equivalents	—	—	629	—	629

Net (decrease) increase in cash and cash equivalents	(5,359)	2	2,848	(17)	(2,526)
Cash and cash equivalents at beginning of year	11,002	10	6,665	—	17,677

Cash and cash equivalents at end of year	$5,643	$12	$9,513	$(17)	$15,151

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

30.	Guarantees, Commitments, Contingencies, and Other Risks

Guarantees

Guarantees are defined as contracts or indemnification agreements that contingently require us to make payments to third parties based on changes in the underlying agreements with the guaranteed parties. The following summarizes our outstanding guarantees made to third parties on our Consolidated Balance Sheet, for the periods shown.

	2010		2009
December 31, ($ in millions)	Maximum liability	Carrying value of liability	Maximum liability	Carrying value of liability
Default automotive repurchases	$1,274	$151	$699	$81
Guarantees for repayment of third-party debt	1,068	989	782	—
Standby letters of credit and other guarantees	513	121	2,012	153

Default Automotive Repurchases

Our International Automotive Finance operations provide certain investors in our on- and off-balance sheet arrangements (securitizations) and whole-loan transactions with repurchase commitments for loans that become contractually delinquent within a specified time from their date of origination or purchase. The maximum obligation represents the principal balance for loans sold that are covered by these stipulations. Refer to Note 11 for further information regarding our securitization trusts.

Guarantees for Repayment of Third-party Debt

Under certain arrangements, our International Automotive Finance operations guarantee the repayment of third-party debt obligations in the case of default. These guarantees are collateralized by retail loans or finance leases.

Standby Letters of Credit

Our Commercial Finance Group issues standby letters of credit to customers that represent irrevocable guarantees of payment of specified financial obligations. Third-party beneficiaries primarily utilize standby letters of credit as insurance in the event of nonperformance by our customers. Assets of the customers (i.e., trade receivables, inventory, and cash deposits) generally collateralize letters of credit. Expiration dates on letters of credit range from certain ongoing commitments that will expire during the upcoming year to terms of several years for certain letters of credit.

If nonperformance by a customer occurs for letters of credit, we can be liable for payment of the letter of credit to the beneficiary with our likely recourse being a charge back to the customer or liquidation of the collateral. The majority of customers with whom we have letter of credit exposure fall into the “acceptable” risk-rating category of our Commercial Finance Group’s internal risk-rating system. This category is essentially at the midpoint of our risk rating classifications.

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

Commitments

Financing Commitments

The contractual commitments were as follows.

December 31, ($ in millions)	2010	2009
Commitments to
Sell mortgages or securities (a)	$14,349	$10,465
Originate/purchase mortgages or securities (a)	7,735	9,193
Sell retail automotive receivables (b)	—	4,807
Provide capital to investees (c)	76	145
Warehouse and construction-lending commitments (d)	1,509	1,291
Home equity lines of credit (e)	2,749	2,972
Unused revolving credit line commitments (f)	1,910	3,006

(a)	Amounts primarily include commitments accounted for as derivatives.
(b)	We entered into agreements with third-party banks to sell automotive retail receivables in which we transferred all credit risk to the purchaser (whole-loan sales). We completed the final transactions under these deals in October 2010.
(c)	We are committed to contribute capital to certain private equity funds. The fair value of these commitments is considered in the overall valuation of the underlying assets with which they are associated.
(d)	The fair value of these commitments is considered in the overall valuation of the related assets.
(e)	We are committed to fund the remaining unused balances on home equity lines of credit for certain home equity loans sold into securitization structures (both on- and off-balance sheet structures) if certain deal-specific triggers are met. At December 31, 2010, the commitments to fund home equity lines of credit in off-balance sheet securitizations represented $1.0 billion of the total unfunded commitments of $2.7 billion.
(f)	The unused portion of revolving lines of credit reset at prevailing market rates and, as such, approximate market value.

The mortgage-lending and revolving credit line commitments contain an element of credit risk. Management reduces its credit risk for unused mortgage-lending and unused revolving credit line commitments by applying the same credit policies in making commitments as it does for extending loans. We typically require collateral as these commitments are drawn.

Lease Commitments

Future minimum rental payments required under operating leases, primarily for real property, with noncancelable lease terms expiring after December 31, 2010, are as follows.

Year ended December 31, ($ in millions)
2011	$85
2012	64
2013	57
2014	51
2015	39
2016 and thereafter	60

Total minimum payment required	$356

Certain of the leases contain escalation clauses and renewal or purchase options. Rental expenses under operating leases were $97 million, $104 million, and $189 million in 2010, 2009, and 2008, respectively.

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

Contractual Commitments

We have entered into multiple agreements for information technology, marketing and advertising, and voice and communication technology and maintenance. Many of the agreements are subject to variable price provisions, fixed or minimum price provisions, and termination or renewal provisions.

Year ended December 31, ($ in millions)
2011	$291
2012 and 2013	324
2014 and 2015	194
2016 and thereafter	9

Total future payment obligations	$818

Contingencies

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

Temporary Suspension of Mortgage Foreclosure Sales and Evictions

Representatives of federal and state governments, including the United States Department of Justice, the FRB, the FDIC, the SEC and law enforcement authorities in all 50 states, have announced investigations into the procedures followed by mortgage servicing companies and banks, including subsidiaries of Ally, in connection with mortgage foreclosure home sales and evictions. We are cooperating with these investigations. The result of these investigations is uncertain but we expect that Ally or its subsidiaries will become subject to penalties, sanctions, or other adverse actions that could have a material adverse impact on us.

On September 17, 2010, GMAC Mortgage, LLC (GMACM), an indirect wholly owned subsidiary of Ally Financial Inc., temporarily suspended mortgage foreclosure home sales and evictions and postponed hearings on motions for judgment in certain states. This decision was made after an operational matter was detected in the execution of certain affidavits used in connection with judicial foreclosures in some but not all states. The issue relates to whether persons signing the affidavits had appropriately verified the information in them and whether they were signed in the immediate physical presence of a notary. In response to this and to enhance existing processes, GMACM implemented supplemental procedures that are used in all new foreclosure cases to seek to ensure that affidavits are properly verified and executed. GMACM is also conducting an additional review of all foreclosure files in all states prior to going to foreclosure sale.

Our review related to this matter is ongoing, and we cannot predict the ultimate impact of any deficiencies that have been or may be identified in our historical foreclosure processes. However, thus far we have not found any evidence of unwarranted foreclosures. There are potential risks related to these matters that extend beyond potential liability on individual foreclosure actions. Specific risks could include, for example, claims and litigation related to foreclosure file remediation and resubmission; claims from investors that hold securities that become adversely impacted by continued delays in the foreclosure process; actions by courts, state attorneys general, or regulators to delay further the foreclosure process after submission of corrected affidavits; regulatory fines and sanctions; and reputational risks. At December 31, 2010, we recorded a liability of approximately $13 million related to potential fines and penalties we determined were probable and estimable.

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

We did not record any additional liability related to unasserted claims or loss contingencies at December 31, 2010, because we do not believe such liabilities are probable and estimable based on information currently available nor are we able to estimate a range of losses.

Mortgage-backed Securities Litigation

There are nine cases relating to various private-label MBS offerings that are currently pending. Plaintiffs in these cases include Cambridge Place Investment Management Inc. (two cases pending in Suffolk County Superior Court, Massachusetts); The Charles Schwab Corporation (case pending in San Francisco County Superior Court, California); Federal Home Loan Bank of Chicago (case pending in Cook County Circuit Court, Illinois); Federal Home Loan Bank of Indianapolis (case filed in Marion County Superior Court, Indiana); Massachusetts Mutual Life Ins. Co. (case pending in federal court in the District of Massachusetts); Allstate Insurance Co. (served in Hennepin County, Minnesota, District Court); New Jersey Carpenters Health Fund, et al. (a putative class action in which certification has been denied, pending in federal court in the Southern District of New York); and the West Virginia Investment Management Board (case pending in the Kanawha County Circuit Court, West Virginia). Each of the above cases includes as defendants certain of our mortgage subsidiaries, and the New Jersey Carpenters and Massachusetts Mutual cases also include as defendants certain current and former employees. The plaintiffs in all cases have alleged that the various defendant subsidiaries made misstatements and omissions in registration statements, prospectuses, prospectus supplements, and other documents related to MBS offerings. The alleged misstatements and omissions typically concern underwriting standards. Plaintiffs claim that such misstatements and omissions constitute violations of state and/or federal securities law and common law including negligent misrepresentation and fraud. Plaintiffs seek monetary damages and rescission. The range of any potential losses related to these matters is not currently determinable.

There are two additional cases pending in the New York County Supreme Court where MBIA Insurance Corp. (MBIA) has alleged that two of our mortgage subsidiaries breached their contractual representations and warranties relating to the characteristics of the mortgage loans contained in certain insured MBS offerings. MBIA further alleges that the defendant subsidiaries failed to follow certain remedy procedures set forth in the contracts and improperly serviced the mortgage loans. Along with claims for breach of contract, MBIA also alleges fraud. The range of any potential losses related to these matters is not currently determinable.

Private-label Matters

Claims related to private-label mortgage-backed securities (PLS) have been brought under federal and state securities laws (among other theories), and it is possible that additional similar claims will be brought in the future. The claims made to date are similar in some respects to the repurchase demands we have previously disclosed related to alleged breaches of representations and warranties our mortgage subsidiaries made in connection with mortgage loans they sold or securitized. Further and as previously disclosed, the Federal Housing Finance Agency (FHFA), as conservator of Fannie Mae and Freddie Mac, announced on July 12, 2010, that it issued 64 subpoenas to various entities seeking documents related to PLS in which Fannie Mae and Freddie Mac had invested. Certain of our mortgage subsidiaries received such subpoenas. In connection with our settlement with Fannie Mae announced on December 23, 2010, the FHFA has agreed to withdraw the subpoenas that relate to Fannie Mae. However, we continue to respond to the subpoenas related to Freddie Mac. The FHFA has indicated that documents provided in response to the subpoenas will enable the FHFA to determine whether they believe issuers of PLS are potentially liable to Freddie Mac for losses they might have suffered. While a final outcome in any existing or future legal proceeding related to the foregoing, if unfavorable, could result in additional liability, the range of any potential losses related to the above described matters is not currently determinable.

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

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

Other Risks

Loan Repurchases and Obligations Related to Loan Sales

Overview

Our Mortgage operations sell loans that take the form of securitizations guaranteed by the GSEs and to whole-loan investors. We have issued private-label mortgage-backed securities infrequently since 2007. In prior years, our volume of private-label securitization issuances were considerably larger, and they included securitized loans where monolines have insured the related bonds. We have settled with both Fannie Mae and Freddie Mac, limiting our remaining exposure with the GSEs. In connection with securitizations and loan sales, investors are provided various representations and warranties related to the loans sold. The specific representations and warranties vary among different transactions and investors but typically relate to, among other things, the ownership of the loan, the validity of the lien securing the loan, the loan’s compliance with the criteria for inclusion in the transaction, including compliance with underwriting standards or loan criteria established by the buyer, the ability to deliver required documentation and compliance with applicable laws. In general, the representations and warranties described above may be enforced at any time unless a sunset provision is in place. ResCap assumes all of the customary representation and warranty obligations for loans purchased from Ally Bank and subsequently sold into the secondary market, generally through securitizations guaranteed by the GSEs. In the event ResCap fails to meet these obligations, Ally Financial Inc. has provided Ally Bank a guaranteed coverage of liability. Upon a breach of a representation, the breach is corrected in a manner conforming to the provisions of the sale agreement. This may require us either to repurchase the loan or indemnify the investor for incurred losses.

Originations

We believe our exposure to representation and warranty claims is most significant for loans sold between 2004 through 2008, specifically the 2006 and 2007 vintages which were originated and sold prior to enhanced underwriting standards and risk-mitigation actions implemented in 2008 and forward, including product offerings which are more conservative. Since 2009, we have focused primarily on prime conforming and government-insured mortgages in the United States and high-quality government-insured residential mortgages in Canada. In addition, we ceased offering interest-only jumbo mortgages in 2010. Our representation and warranty risk-mitigation strategies include, but are not limited to, pursuing settlements with investors where economically beneficial in order to resolve a pipeline of demands in lieu of loan by loan assessments that could result in us repurchasing loans, aggressively contesting claims we do not consider valid (rescinding claims), or actively seeking recourse against correspondent lenders from whom we purchased loans.

Repurchase Process

As soon as practical, after receiving a claim under representation and warranty obligations, we evaluate the request and take appropriate action. Historically, repurchase demands were related to loans that became delinquent within the first few years following origination and varied by investor. As a result of market developments over the past several years repurchase demand behavior has changed significantly. Direct investors, GSEs, and whole-loan investors are more likely to submit claims for loans that become delinquent at any time while a loan is outstanding or when a loan incurs a loss. Actual incurred losses more significantly drive monoline investor behavior, which can significantly extend the period over which claims are likely to be presented. This occurs because insurance claims paid by the monolines are not required until overcollateralization is depleted and the monolines are not incented to request loan repurchases until they have paid the insurance claims. Representation and warranty claims are generally reviewed on a loan by loan basis to validate if there has been a breach requiring a potential repurchase or indemnification payment. We actively contest claims to the extent we do not consider them valid. We are not required to either repurchase the loan or provide an indemnification payment where claims are not valid.

We seek to manage the risk of repurchase and the associated credit exposure through our underwriting and quality assurance practices and by servicing mortgage loans to meet investor standards. We believe that, in general, the longer a loan performs prior to default the less likely it is that an alleged breach of representation and warranty will have a material impact on the loan’s performance. When we do repurchase loans, we bear the subsequent credit loss on the loans. Repurchased loans are classified as held-for-sale and initially recorded at fair value. While investors’ repurchase and demand behavior has changed given the recent market conditions, we continue to maintain constructive relationships with the GSEs and other investors.

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

Representation and Warranty Obligation Reserve Methodology

The reserve for representation and warranty obligations reflects management’s best estimate of probable lifetime loss. We consider historical and recent demand trends in establishing the reserve. The methodology used to estimate the reserve considers a variety of assumptions including borrower performance (both actual and estimated future defaults), repurchase demand behavior, historical loan defect experience, and historical and estimated future loss experience, which includes projections of future home price changes as well as other qualitative factors including investor behavior. In cases where we do not have or have limited current or historical demand experience with an investor, it is difficult to predict and estimate the level and timing of any potential future demands. As such, losses cannot currently be reasonably estimated and a liability is not recognized. Management monitors the adequacy of the overall reserve and makes adjustments to the level of reserve, as necessary, after consideration of other qualitative factors including ongoing dialogue with counterparties.

At the time a loan is sold, an estimate of the fair value of the liability is recorded and classified in accrued expenses and other liabilities on our Consolidated Balance Sheet and recorded as a component of gain (loss) on mortgage and automotive loans, net, in our Consolidated Statement of Income. We recognize changes in the reserve when additional relevant information becomes available. Changes in the liability are recorded as other operating expenses in our Consolidated Statement of Income. The repurchase reserve at December 31, 2010, primarily represents exposure not related to the GSEs.

The following tables summarize the changes in our reserve for representation and warranty obligations.

Year ended December 31, ($ in millions)	2010	2009
Balance at January 1,	$1,263	$231
Provision for mortgage representation and warranty expenses
Loan sales	70	11
Change in estimate — continuing operations	670	1,475
Change in estimate — discontinued operations	—	6

Total additions	740	1,492
Realized losses (a)	(1,185)	(450)
Recoveries	12	9
Transfer to discontinued operations	—	(19)

Balance at December 31,	$830	$1,263

(a)	Includes principal losses and accrued interest on repurchased loans, indemnification payments, and settlements with counterparty.

Government-sponsored Enterprises

Between 2004 and 2008, we sold $250.8 billion of loans. Each GSE has specific guidelines and criteria for sellers and servicers of loans underlying their securities. In addition, the risk of credit loss of the loan sold was generally transferred to investors upon sale of the securities into the secondary market. Conventional conforming loans were sold to either Freddie Mac or Fannie Mae, and government-insured loans were securitized with Ginnie Mae. For the year ended December 31, 2010, we received $842 million in repurchase claims of which $784 million are associated with the 2004 through 2008 vintages of loans sold to the GSEs. We resolved $968 million claims including $756 million in either settlement, repurchase, or indemnification payments and $212 million related to rescinded claims. Our representation and warranty obligation liability with respect to the GSEs considers the existing unresolved claims and our best estimate of future claims we might receive. We consider our experiences with the each GSE in evaluating our liability. During 2010, we reached agreements with Freddie Mac and Fannie Mae which resolve material repurchase obligations with each counterparty.

In March 2010, certain of our mortgage subsidiaries entered into an agreement with Freddie Mac under which we made a one-time payment to Freddie Mac for the release of repurchase obligations relating to most of the mortgage loans sold to Freddie Mac prior to January 1, 2009. The agreement does not cover any violation of servicing obligations related to any failure to comply with any requirements of law applicable to foreclosing on property serving as collateral for any applicable mortgage loan. This agreement does not release any of our obligations with respect to loans where our subsidiary, Ally Bank, is the owner of the servicing.

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

On December 23, 2010, certain of our mortgage subsidiaries entered into an agreement with Fannie Mae under which we made a one-time payment to Fannie Mae for the release of repurchase obligations, including private-label securitization exposure, related to most of the mortgage loans we sold to Fannie Mae prior to June 30, 2010. We continue to be responsible for other contractual obligations we have with Fannie Mae including all indemnification obligations that may arise in connection with the servicing of the mortgages. The agreement does not cover any violation of servicing obligations related to any failure to comply with any requirements of law applicable to foreclosing on property serving as collateral for any applicable mortgage loan. This agreement does not release any of our obligations with respect to loans where our subsidiary, Ally Bank, is the owner of the servicing.

The FHFA as conservator of Fannie Mae and Freddie Mac, announced on July 12, 2010, that it issued 64 subpoenas to various entities seeking documents related to private-label mortgage-backed securities in which Fannie Mae and Freddie Mac had invested. Certain of these subpoenas were directed at our mortgage subsidiaries. In connection with the agreement reached with Fannie Mae, the FHFA has agreed to withdraw those subpoenas that relate to Fannie Mae while the subpoenas that relate to Freddie Mac remain open.

Whole-loan Sales

In addition to the settlements with the GSEs noted earlier, we have settled with several whole-loan investors concerning alleged breaches of underwriting standards. For the year ended December 31, 2010, we have received $126 million in repurchase claims of which $120 million are associated with the 2004 through 2008 vintages of loans sold to whole-loan investors. We resolved $108 million of claims, including $44 million in either settlements, repurchases, or indemnification payments and $64 million related to rescinded claims.

Monoline Insurers

Historically, our Mortgage operations have securitized whole loans where the monolines have insured all or some of the related bonds and have guaranteed the timely repayment of bond principal and interest when an issuer defaults. Overall, the representation and warranty obligations to monoline insurers are not as stringent as those to the GSEs and impose a higher burden of proof on the insurer. Typically, any alleged breach requires the insurer to have both the ability to assert a claim as well as evidence that a defect has had a material adverse effect on the interest of the security holders or the insurer. For the period 2004 through 2008, we sold $42.7 billion of loans into these monoline-wrapped securitizations. For the year ended December 31, 2010, we received $151 million in repurchase claims from the monolines associated with the 2004 through 2008 securitizations. We resolved $43 million of the claims including $36 million of indemnification payments and $7 million related to rescinded claims.

Unlike the repurchase protocols and experience established with the GSEs, experience with monolines has not been as predictable. A significant portion of the outstanding unresolved monoline repurchase claims are with one insurer with whom we are currently in litigation.

Private-label Securitization

Historically, our Mortgage operations were very active in the securitization market selling whole loans into special-purpose entities and selling these private-label mortgage backed securities to investors. We have issued private-label mortgage-backed securities infrequently since 2007.

In general, representations and warranties provided as part of our securitization activities are less rigorous than those provided to the GSEs and generally impose higher burdens on investors seeking repurchase. In order to successfully assert a claim, an investor must prove breach of the representations and warranties that materially and adversely affects the interest of all investors. Securitization documents typically provide the investors with a right to request that the trustee investigate and initiate a repurchase claim. However, a class of investors generally are required to coordinate with other investors in that class comprising not less than 25% of the percentage interest constituting a class of securities for that class issued by the trust to pursue claims for breach of representations and warranties. In addition, our private-label securitizations generally require that the servicer or trustee give notice to the other parties whenever it becomes aware of facts or circumstances that reveal a breach of representation that materially and adversely affects the interest of the certificate holders. If, for example, we as servicer became aware of such facts and circumstances, we would typically be required to initiate a repurchase at that time. The GSEs were among the purchasers of securities in our private-label securitizations.

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

Regarding our securitization activities, we have exposure to potential loss primarily through two avenues. First, investors may request that we repurchase loans or make the investor whole for losses incurred if it is determined that we violated representations and warranties made at the time of the sale. Contractual representations and warranties are different based on the specific deal structure and investor. Second, investors in securitizations may attempt to achieve rescission of their investments, or damages through litigation by claiming that the applicable offering documents were materially deficient. If an investor properly made and proved its allegations, the investor might attempt to claim that damages could include loss of market value on the investment even if there were little or no credit loss in the underlying loans. We have a limited amount of repurchase experience with these investors, and therefore it is currently not possible to estimate future repurchase obligations and any related loss or range of loss.

31.	Quarterly Financial Statements (unaudited)

2010 ($ in millions)	First quarter	Second quarter	Third quarter	Fourth quarter
Net financing revenue	$752	$709	$590	$530
Total other revenue	1,098	1,388	1,457	1,378

Total net revenue	1,850	2,097	2,047	1,908
Provision for loan losses	144	218	9	71
Other noninterest expense	1,519	1,444	1,713	1,605

Income from continuing operations before income tax expense	187	435	325	232
Income tax expense from continuing operations	36	33	48	36

Net income from continuing operations	151	402	277	196

Income (loss) from discontinued operations, net of tax	11	163	(8)	(117)

Net income	$162	$565	$269	$79

2009
Net financing revenue	$459	$379	$564	$676
Total other revenue	1,247	865	1,407	898

Total net revenue	1,706	1,244	1,971	1,574
Provision for loan losses	745	1,117	679	3,063
Other noninterest expense	1,650	1,723	2,163	2,314

Loss from continuing operations before income tax (benefit) expense	(689)	(1,596)	(871)	(3,803)
Income tax (benefit) expense from continuing operations	(128)	1,093	(294)	(597)

Net loss from continuing operations	(561)	(2,689)	(577)	(3,206)

Loss from discontinued operations, net of tax	(114)	(1,214)	(190)	(1,747)

Net loss	$(675)	$(3,903)	$(767)	$(4,953)

2008
Net financing revenue (loss)	$702	$226	$464	$(475)
Total other revenue	1,859	1,271	780	11,361

Total net revenue	2,561	1,497	1,244	10,886
Provision for loan losses	431	642	837	1,192
Other noninterest expense	1,840	2,128	2,468	1,913

Income (loss) from continuing operations before income tax expense (benefit)	290	(1,273)	(2,061)	7,781
Income tax expense (benefit) from continuing operations	74	8	(116)	(102)

Net income (loss) from continuing operations	216	(1,281)	(1,945)	7,883

Loss from discontinued operations, net of tax	(805)	(1,201)	(578)	(421)

Net (loss) income	$(589)	$(2,482)	$(2,523)	$7,462

Notes to Consolidated Financial Statements

Ally Financial Inc. • Form 10-K

32.	Subsequent Events

Declaration of Quarterly Dividend Payments

On January 4, 2011, the Ally Board of Directors declared quarterly dividend payments on certain outstanding preferred stock. This included a cash dividend of $1.125 per share, or a total of $134 million, on Fixed Rate Cumulative Mandatorily Convertible Preferred Stock, Series F-2 and a cash dividend of $17.50 per share, or a total of $45 million, on Fixed Rate Cumulative Perpetual Preferred Stock, Series G. The dividends were paid on February 15, 2011.

February 2011 Notes Offering and Debt Repurchase

On February 11, 2011, we completed a securities offering of $2.25 billion in aggregate principal amount of Ally senior guaranteed notes due February 2014. The offering included $1.0 billion of fixed rate notes at par to yield 4.5% and $1.25 billion of floating rate notes with the same maturity date to yield a spread of 320 basis points over the three-month London interbank offer rate.

In addition, in February, we repurchased certain debt that will result in a $42 million loss for the first quarter 2011. The loss primarily represented accelerated original issue discount amortization of $31 million that was scheduled to amortize in 2011.

Ally Financial Inc. • Form 10-K

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), designed to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized, and reported within the specified time periods. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer (CEO) and Interim Chief Financial Officer (CFO), to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, our CEO and our CFO evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective.

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

None.

Part III

Ally Financial Inc. • Form 10-K

Item 10. Directors, Executive Officers, and Corporate Governance

The following table presents information regarding directors, executive officers, and other significant employees of Ally.

Name	Age	Position
Franklin W. Hobbs	63	Director (Chairman of the Board)
Robert T. Blakely	69	Director (Chairman of Audit Committee)
Mayree C. Clark	53	Director (Member of Audit Committee)
Stephen A. Feinberg	50	Director
Kim S. Fennebresque	60	Director
Marjorie Magner	61	Director (Member of Audit Committee)
John J. Stack	64	Director (Member of Audit Committee)
Michael A. Carpenter	63	Director and Chief Executive Officer
James G. Mackey	43	Interim Chief Financial Officer
Barbara Yastine	51	Chief Administrative Officer
Jeffrey J. Brown	37	Treasurer
William F. Muir	56	President
David J. DeBrunner	44	Vice President, Chief Accounting Officer, and Corporate Controller
Sanjay Gupta	42	Chief Marketing Officer
Thomas Marano	49	Chief Executive Officer, ResCap, and Chief Capital Markets Officer

Directors, Executive Officers, and Other Significant Employees

Franklin W. Hobbs — Director of Ally since May 2009. He currently serves as Chairman of the board. Since 2004, he has been an advisor to One Equity Partners LLC, which manages investments and commitments for JPMorgan Chase & Co. in direct private equity transactions. He was previously the CEO of Houlihan Lokey Howard & Zukin. In that role, he oversaw all operations, which included advisory services for mid-market companies involved in mergers and acquisitions and corporate restructurings. He previously was Chairman of UBS AG’s Warburg Dillon, Read & Co. Inc. unit. Prior to that, he was President and CEO of Dillon, Read & Co. Inc. Hobbs earned his bachelor’s degree from Harvard College and master’s degree in business administration from Harvard Business School. He serves as a director on the Boards of the Lord Abbett & Company and Molson Coors Brewing Company.

Robert T. Blakely — Director of Ally since May 2009. With his years of managerial experience, Blakely brings to the board demonstrated management ability at senior levels. He is a trustee of the Financial Accounting Foundation, the oversight board for the Financial Accounting Standards Board. Blakely is the former executive vice president and chief financial officer of Fannie Mae. In this role, he led the financial restatement and implementation of SOX controls. He was previously the chief financial officer of WorldCom/MCI, Lyondell Chemical, Tenneco, and US Synthetic Fuels Corporation where he gained valuable experience dealing with accounting principles and financial reporting rules and regulations, evaluating financial results, and generally overseeing the financial reporting processes of large corporations. Blakely received his PhD from Massachusetts Institute of Technology and his master’s and bachelor’s degrees from Cornell University.

Mayree C. Clark — Director of Ally since May 2009 and is also chairman and member of the Ally Risk Management and Compliance Committee and the Ally Audit Committee. Clark also serves as a member of the investment committee for Aetos Capital Asia, which manages the firm’s investments in Japanese and Chinese real estate, and is a director of the Stanford Management Company, which manages the University’s endowment. Clark is a former partner and member of the executive committee at AEA Holdings. Clark held a variety of executive positions at Morgan Stanley over a span of nearly 25 years, serving as Global Research Director, Director of Global Private Wealth Management, and nonexecutive chairman of MSCI-Barra. Inc. Clark earned a bachelor’s degree from the University of Southern California and a master’s degree in business administration from Stanford University Graduate School of Business.

Ally Financial Inc. • Form 10-K

Stephen A. Feinberg — Director of Ally since March 2009. Feinberg founded Cerberus Capital Management in November 1992. He also founded or cofounded the other Cerberus general partners/management companies and investment funds and is the Chief Executive Officer of an affiliated loan origination company. Feinberg began his career at Drexel Burnham Lambert where he was actively involved in trading large pools of firm capital. From 1985 to 1992, after leaving Drexel Burnham Lambert, he managed money in separate accounts, most of which was firm capital of Gruntal & Co., Inc. Feinberg has over 25 years of experience in distressed investing, including investments in the financial services industry, and he has served as a control party in connection with investments in numerous financial institutions, including various lending institutions. Feinberg is a 1982 graduate of Princeton University.

Kim S. Fennebresque — Director of Ally since May 2009. Fennebresque is a senior advisor at Cowen Group, Inc. He previously served as its chairman, president, and chief executive officer where he oversaw all aspects of the management and operations of the company. Fennebresque has extensive business experience and has served as an investment banker for over three decades. He has demonstrated leadership capability and has extensive knowledge of the management of a publicly traded company. The depth and breadth of his exposure to areas of compensation, legal, accounting, and regulatory issues make him a skilled advisor. Prior to joining Cowen Group, Fennebresque served as head of the Corporate Finance and Mergers & Acquisitions departments at UBS. He also was a general partner and cohead of Investment Banking at Lazard Frères & Co. and held various positions at The First Boston Corporation. Fennebresque is a graduate of Trinity College and Vanderbilt Law School. He is currently on the boards of TEAK Fellowship, Fountain House, and Common Good.

Marjorie Magner — Appointed to the Ally board of directors in May 2010. She also serves on the Audit Committee and Risk and Compliance Committee. Magner is a founding member and partner of Brysam Global Partners. Previously, she served as chairman and chief executive officer of the Global Consumer Group at Citigroup. In this position, she was responsible for the company’s operations serving consumers through retail banking, credit cards, and consumer finance. She earned a bachelor’s degree in psychology from Brooklyn College and a master’s degree from Krannert School of Management, Purdue University. Magner also serves on the boards of Accenture Ltd., Gannett Company, Inc., and the Brooklyn College Foundation. She is a member of the dean’s advisory council for the Krannert School of Management.

John J. Stack — Appointed to the Ally board of directors in April 2010. He also serves on the Audit Committee and Risk and Compliance Committee. Stack served as chairman and chief executive officer of Ceska Sporitelna, a.s., the largest bank in the Czech Republic, from 2000 to 2007, leading its purchase from the government and transformation to the best performing bank in the country. Prior to that, he spent 22 years in retail banking in various roles at Chemical Bank and then later at Chase Bank. Stack began his career in government working in staff roles in the New York City Mayor’s Office and then the New York City Courts System. He earned a bachelor’s degree from Iona College and a master’s degree from Harvard Graduate School of Business Administration. He also serves on the boards of Erste Bank Group, Mutual of America, and ShoreBank International.

Michael A. Carpenter — Chief Executive Officer of Ally since November 2009 and a member of the Ally Board of Directors since May 2009. He oversees all Ally strategy and operations to focus on strengthening the core businesses, while positioning the company for long-term growth. Carpenter has broad and deep experience in banking, capital markets, turnarounds, and corporate strategy. Most recently, he founded Southgate Alternative Investments in 2007. From 2002 to 2006, he was chairman and chief executive officer of Citigroup Alternative Investments overseeing $60 billion of proprietary capital and customer funds globally in various alternative investment vehicles. From 1998 to 2002, Carpenter was chairman and chief executive officer of Citigroup’s Global Corporate & Investment Bank with responsibility for Salomon Smith Barney Inc. and Citibank’s corporate banking activities globally. Carpenter was named chairman and CEO of Salomon Smith Barney in 1998, shortly after the merger that created Citigroup, and led the first ever successful integration of a commercial and investment bank. Prior to Citigroup, he was chairman and CEO of Travelers Life & Annuity and vice chairman of Travelers Group Inc. responsible for strategy and business development. From 1989 to 1994, he was chairman of the board, president, and CEO of Kidder Peabody Group Inc., a wholly owned subsidiary of General Electric Company. From 1986 to 1989, Carpenter was executive vice president of GE Capital Corporation. He first joined GE in 1983 as vice president of Corporate Business Development and Planning and was responsible for strategic planning and development as well as mergers and acquisitions. Earlier in his career, Carpenter spent nine years as vice president and director of the Boston Consulting Group consulting to major companies on corporate strategy and three years with Imperial Chemical Industries of the United Kingdom. Carpenter received a bachelor of science degree from the University of Nottingham, England, and an MBA from the Harvard Business School where he was a Baker Scholar. He also holds an honorary degree of Doctor of Laws

Ally Financial Inc. • Form 10-K

from the University of Nottingham. He serves on the boards of US Retirement Partners and the New York City Investment Fund and has been a board member of the New York Stock Exchange, General Signal, Loews Cineplex, and various other private and public companies.

James G. Mackey — Interim Chief Financial Officer of Ally since April 2010. In this role, he is responsible for the oversight of the company’s financial analysis, controls and reporting, accounting, business planning, and corporate strategy. Mackey joined the company in 2009 as group vice president and senior finance executive responsible for financial planning and analysis, investor relations, corporate treasury finance, and banking subsidiary financial departments. He maintains oversight of these responsibilities. Previously, Mackey served as chief financial officer for the corporate investments, corporate treasury, and private equity divisions at Bank of America. Earlier in his tenure at Bank of America, he served as managing director within the global structured products group. Prior to Bank of America, Mackey served in the financial institutions practice group at PricewaterhouseCoopers LLP, specializing in capital markets accounting and consulting. He holds a bachelor’s degree in business administration and a master’s degree in accounting from the University of North Carolina at Chapel Hill. He is also a registered certified public accountant in North Carolina.

Barbara Yastine — Chief Administrative Officer of Ally since May 2010. In this role, she has oversight for the risk, compliance, legal and technology functions. Yastine is a seasoned executive with diverse experience at financial services companies. Prior to joining Ally, she served as a principal of Southgate Investment Partners, LLC. Before that, she was chief financial officer for Credit Suisse First Boston from 2002 to 2004 and had responsibility for controllership, treasury, risk management, strategy, mergers and acquisitions, and tax. She was with Citigroup and its predecessors for 15 years with her last position being as chief financial officer of Citigroup’s global corporate and investment bank. During her time at Citigroup, she also served as chief auditor, chief administrative officer of the global consumer group, and as executive vice president of what is now CitiFinancial. Yastine began her career at Travelers as the head of investor relations. Yastine chairs the Audit Committee of the board of directors of Symphony Services, a portfolio company of private equity firm Symphony Technology Group. She is also a member of the board of trustees of Phoenix House where she chairs the Finance and Audit Committee and serves on the Compensation and Succession Planning Committees. She also serves on the board of Primerica Inc. Barbara is a former trustee of the Financial Accounting Foundation. She holds a bachelor’s of arts degree in journalism and a master’s degree in finance, both from New York University.

Jeffrey J. Brown — Corporate Treasurer of Ally since March 2009. He is responsible for all global treasury activities, including funding and balance sheet management. Prior to joining Ally, Brown was the corporate treasurer for Bank of America where he had responsibility for the core treasury functions for funding the company and managing interest rate risk. Brown was at Bank of America for 10 years, beginning his career in finance and later joining the balance sheet management division. Brown previously served as the bank’s deputy treasurer and oversaw balance sheet management and the company’s corporate funding division. He was also a member of the company’s Asset/Liability Management Committee. He received a bachelor’s degree in economics from Clemson University and an executive master’s degree in business from Queens University in Charlotte. He serves on the advisory board of the College of Business and Behavioral Sciences at Clemson University and on the advisory board of McColl School of Business at Queen’s University in Charlotte.

William F. Muir — President of Ally since 2004, Chairman of Ally Insurance Group since June 1999, and a Member of the Ally Commercial Finance and Ally Bank Boards of Directors since February 2002 and March 2004, respectively. Prior to that time, Muir served as executive vice president and chief financial officer from February 1998 to 2004. From 1996 to 1998, Muir served as executive-in-charge of operations and then executive director of planning at Delphi Automotive Systems, a former subsidiary of GM. Prior to serving at Delphi Automotive Systems, Muir served in various executive capacities with Ally since first joining Ally in 1992. He also served in a number of capacities with GM since joining that company in 1983.

David J. DeBrunner — Vice President, Chief Accounting Officer, and Controller of Ally since September 2007. DeBrunner joined Ally from Fifth Third Bancorp (Fifth Third) where he was senior vice president, corporate controller, and chief accounting officer from January 2002 to August 2007. Prior to that position, he served as the chief financial officer for the commercial division of Fifth Third beginning in December 1999. DeBrunner joined Fifth Third in 1992 and held various financial leadership positions throughout the company. Prior to his time at Fifth Third, he held positions at Deloitte and Touche LLP in the Chicago and Cincinnati offices. DeBrunner holds a bachelor’s of science in accounting from Indiana University.

Ally Financial Inc. • Form 10-K

Sanjay Gupta — Chief Marketing Officer of Ally Financial Inc. since March 2008. Gupta has responsibility for all marketing, e-commerce, and product Innovation at Ally. Before joining Ally, Gupta held the position of global consumer & small business marketing executive at Bank of America. Prior to joining Bank of America in 2001, Gupta served as chief marketing officer of SciQuest.com and before that assignment as managing director of interactive marketing and e-commerce at Federal Express. Gupta has a bachelor’s degree in electronics engineering from the University of Bombay and a master’s degree in business administration from the University of Texas at Austin with a concentration in finance and management information systems.

Thomas Marano — Chairman and Chief Executive Officer of Ally’s Mortgage operations and, as of May 1, 2009, Ally’s Chief Capital Markets Officer. As CEO of Mortgage operations, Marano oversees mortgage lending and servicing at Residential Capital, LLC (ResCap) and ResMor Trust (the Canadian depository) and the correspondent and warehouse lending at Ally Bank. Marano has served as Chairman and Chief Executive Officer of ResCap since July 2008 and is a chairman on its board of directors and member of its executive committee. In the role of Chief Capital Markets Officer, Marano oversees the coordination of Ally’s capital commitments across the firm’s bank, broker-dealer, mortgage, automotive, and proprietary trading divisions. Before joining ResCap, Marano was managing director for Cerberus Capital Management, L.P., responsible for residential and commercial capital markets. Marano spent more than 25 years at Bear Stearns & Co. Inc., most recently as senior managing director and global head of mortgage and asset-backed securities responsible for mortgage sales, trading, and origination. Marano earned a bachelor’s degree from Columbia College in New York City. He serves on the board of the Intrepid Fallen Heroes Fund and is on Columbia University’s Board of Visitors and a Trustee of the Samuel Waxman Cancer Research Foundation.

Ally Code of Ethics

Ally has published on its website the Ally Code of Conduct and Ethics (the Code) that is applicable to all employees and members of the Ally Board of Directors. The Code further includes certain provisions that apply specifically to Ally “financial professionals” (as that term is defined in the Code). The Code has been posted on Ally’s internet website at www.ally.com, under “About Ally,” and “Policies & Charters.” Any amendment to, or waiver from, a provision of the Code that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions will be posted at this same internet website location as required by applicable law.

Certain Corporate Governance Matters

Election of Directors — Our current directors were elected pursuant to the terms of the Amended and Restated Governance Agreement dated May 21, 2009 (the Governance Agreement), which we have entered into with certain of our shareholders (see Exhibit 10.2 to our Form 8-K filed on May 22, 2009). Based on the current ownership of our common stock, the Governance Agreement provides that the Ally Board of Directors (Board) is to be comprised of the following: (1) one director designated by affiliates of Cerberus Capital Management, L.P., (2) six directors designated by the U.S. Department of the Treasury (the Treasury), (3) the chief executive officer of Ally and (4) three independent directors chosen by the members described in (1) through (3) above. Currently, the Board consists of the Cerberus appointed director, the chief executive officer of Ally, three directors appointed by the Treasury, and three independent directors. Additionally there are three open director seats to be appointed by the Treasury.

Audit Committee — We have established a separately designated standing Audit Committee. Members currently include Chairman Robert T. Blakely, Mayree C. Clark, Marjorie Magner, and John J. Stack. Each member is “independent” as required by Rule 10A-3 of the Exchange Act and under rules of the New York Stock Exchange, and the Board has determined that all members are also qualified as “audit committee financial experts,” as defined by the SEC.

Other Board Committees — We have also established a Risk and Compliance Committee (Risk Committee) and a Compensation, Nominating, and Governance Committee (CNG Committee). Members of the Risk Committee currently include Mayree C. Clark (Committee Chairwoman), Stephen A. Feinberg, Robert T. Blakely, Franklin W. Hobbs, Marjorie Magner, and John J. Stack. Members of the CNG Committee currently include Kim S. Fennebresque (Committee Chairman), Robert T. Blakely, and Franklin W. Hobbs.

Director Independence — Our common stock is not registered with the SEC or listed on any stock exchange. As such, we are not required by law to have a majority of our Board consist of independent directors. However, the Amended and Restated Governance Agreement, dated May 21, 2009 (the Governance Agreement) (see Ally Form 8-K filed with the Securities and Exchange Commission (SEC) on May 22, 2009) provides that, based on the current common stock ownership

Ally Financial Inc. • Form 10-K

structure, the Ally Board is to consist of eleven members with three of such members being independent. For this purpose, “independent” is determined in accordance with the rules and regulations promulgated by the SEC and the New York Stock Exchange, each as in effect from time to time. Independent directors are appointed by a majority vote of the Treasury Designated Managers, the Cerberus Designated Managers, and the Management Designated Managers (as those terms are defined in the Governance Agreement) which majority must include at least one designee of the Treasury. The Board has independently and affirmatively determined that all Board members, except for Messrs. Carpenter and Feinberg, meet all the requirements for independence. Pursuant to Ally’s Bylaws, any Board member that qualifies as “independent” under the applicable standards may perform any independent director function (e.g., serve on an audit committee of the Board). Members of the Ally audit committee include Chairman Robert T. Blakely, Mayree C. Clark, Marjorie Magner, and John J. Stack. New York Stock Exchange rules require members of our audit committee to meet the SEC’s definition of “independence” as provided by Rule 10A-3 of the Exchange Act. The Ally Board has determined that each member of our audit committee meets this independence requirement.

Ally Financial Inc. • Form 10-K

Item 11. Executive Compensation

Corporate Governance and Related Disclosures

The Compensation, Nominating and Governance Committee

The Ally Financial Inc. (Ally) Compensation, Nominating and Governance Committee (the Committee) is a committee of the Ally Board of Directors (Board) consisting of three nonemployee, independent directors: Kim S. Fennebresque (Committee Chairman), Robert T. Blakely, and Franklin W. Hobbs.

The Committee, pursuant to its Charter, is responsible for the following:

•

Discharging the Board’s responsibilities with respect to the establishment, maintenance and administration of Ally’s compensation plans, including determining the total compensation of the Chief Executive Officer and executive officers plus other senior executives designated by the Committee as under its purview;

•	Overseeing Ally’s leadership development and succession planning programs;

•	Identifying qualified individuals for membership on the Board (consistent with criteria approved by the Board) and to recommend to the Board the director nominees;

•	Reviewing and recommending to the Board the director compensation for service on the Board;

•	Leading the Board and its committees in their annual self-evaluation and the annual review of the Board’s performance;

•	Developing and recommending to the Board a corporate governance policy for the Board, and overseeing Ally’s corporate governance procedures and practices related to the Board; and

•	Performing any and all duties required of it under the Emergency Economic Stabilization Act, as amended, and any regulations or other legal authority promulgated at any time thereunder (EESA).

The Committee’s charter is available on the Company’s website at www.ally.com under “Our Company” and then “Policies & Charters.”

Compensation, Nominating and Governance Committee Report

The Ally Compensation, Nominating and Governance Committee of the Board of Directors has reviewed and discussed with Ally management the Compensation Discussion and Analysis and, based on that discussion, recommended it to the Ally Board of Directors for inclusion in this Form 10-K.

The Committee, with the assistance of Ally’s Risk Management and Human Resource functions, conducts assessments of the risks associated with Ally’s compensation policies and practices every six months as required by TARP. To complete such assessments, in 2010 the Committee followed the process adopted during 2009, which consists of: (1) ranking plans in a tiered system based on each plan’s potential to encourage risk taking as determined by the size of the potential payout and the nature of the activities engaged in by participants; (2) identifying risk mitigators built into each plan such as caps, clawback features, and mandatory deferrals; and (3) implementing as necessary additional risk mitigators or controls in plans. During 2010, this process was further refined based on discussions with the Federal Reserve with the most significant refinement relating to the identification of material risk-takers.

Based on the risk assessments conducted during 2010, the Committee concluded that (1) the Senior Executive Officer (SEO) compensation programs do not encourage excessive and unnecessary risk taking; (2) other employee compensation plans do not encourage unnecessary or excessive risk taking, threaten the value of the Company, or reward short-term results to the detriment of long-term value creation; and (3) Ally’s compensation programs do not encourage the manipulation of reported earnings.

The Committee, with the assistance of the Company’s chief risk officer, will continue to assess the risks associated with Ally’s compensation plans every six months and take necessary steps to identify and eliminate any features that may encourage excessive risk taking.

Ally Financial Inc. • Form 10-K

The Compensation, Nominating and Governance Committee certifies that:

•

It has reviewed with senior risk officers the senior executive officer (SEO) compensation plans and has made all reasonable efforts to ensure that these plans do not encourage SEOs to take unnecessary and excessive risks that threaten the value of Ally.

•	It has reviewed with senior risk officers the employee compensation plans and has made all reasonable efforts to limit any unnecessary risks these plans pose to Ally.

•	It has reviewed the employee compensation plans to eliminate any features in these plans that would encourage the manipulation of reported earnings of Ally to enhance the compensation of any employee.

THE COMPENSATION, NOMINATING AND GOVERNANCE COMMITTEE

Kim S. Fennebresque (Committee Chairman)
Robert T. Blakely
Franklin W. Hobbs

Compensation, Nominating and Governance Committee Process

Ally’s executive compensation programs are administered by the Committee. As noted above, the Committee consists of three independent directors: Kim S. Fennebresque (Committee Chairman), Robert T. Blakely, and Franklin W. Hobbs. During 2010, the Committee met 15 times.

The Committee determines the compensation of senior executives under its purview, including the compensation of our named executive officers (NEOs, who are also our SEOs for purposes of the TARP requirements). In making its determination for senior executives, other than the CEO, and in making changes to our executive compensation program, the Committee considers the recommendations of the CEO. The Committee determines the compensation of the CEO without recommendations from the CEO or from management. The Committee has delegated to the CEO the authority to determine cash compensation for and to grant long-term incentive awards to executives below the approximately 25 highest-compensated employees and other select senior executives whose compensation is under the purview of the Committee. The Committee also meets periodically in executive session without the presence of any members of management. As discussed above in reviewing Ally’s compensation policies and practices, the Committee seeks the input of Ally’s Risk Management functions, including the chief risk officer, and in its deliberations on compensation related issues, it also consults with the chairmen of the Board’s Risk and Compliance Committee and Audit Committee.

Frederic W. Cook & Co. (Cook) has been appointed by the Committee to serve as its independent advisor. Cook reports directly to the Committee and provides ongoing advice with respect to the plans and programs covering the executives, including our NEOs, for which the Committee is responsible. Cook reviews all materials developed by management in advance of Committee meetings, provides comments on such materials to the Chair, provides advice and recommendations concerning changes to our plans and programs, as well as information on market practices and trends, and attends meetings of the Committee. During 2010, Cook also provided competitive information, advice, and recommendations for changes to the compensation program for 2011 to Ally’s Board. Cook undertakes no separate work for the management of Ally.

In addition to the Committee’s relationship with Cook, Ally’s Human Resources Group separately engaged Hewitt Associates, LLC. (Hewitt) during 2010 to provide assistance on executive compensation matters. Hewitt conducted a competitive assessment of compensation for the 25 highest-compensated executives that was used in determining pay recommendations for submission to the Special Master in early 2010. In July 2010, Ally’s Human Resources Group separately engaged Pearl Meyer & Partners (Pearl Meyer) to provide consulting assistance on matters pertaining to executive compensation. More specifically, Pearl Meyer provided assistance regarding the following matters: a competitive assessment of the compensation paid to Ally’s CEO and Chief Financial Officer (CFO), a review of the key terms and provisions included in omnibus long-term incentive plans used in the financial services industry and an updated competitive assessment of the compensation for Ally’s 25 highest-compensated executives requested by the Special Master. Pearl Meyer provided no consulting services to Ally prior to its engagement in July 2010.

Ally Financial Inc. • Form 10-K

Compensation Discussion and Analysis

Introduction

During 2010, we successfully achieved our primary strategic objectives, which included being the premier auto finance provider, de-risking the mortgage business, successfully accessing the capital markets, growing our deposit base, and improving our cost structure. As a result, Ally earned core pretax income of $2.5 billion in 2010 and was profitable in all four quarters in 2010.

Our automotive finance business remained the leading provider of auto loans with global consumer originations for new and used vehicles increasing significantly. Ally was ranked as the number one provider of new vehicle retail financing in the United States during 2010 by Experian Automotive. We also significantly increased consumer penetration with GM and Chrysler during 2010 and were named as the recommended provider of finance and insurance products and services for Saab and Fiat dealerships in the United States. We continued to reduce risk in the mortgage business and reached important settlements for representation and warranty exposure with various counterparties. We have also completed a strategic review of our mortgage business and have determined to focus on our conforming and government-insured residential mortgage loans (mortgages eligible for securitizations guaranteed by Fannie Mae or Freddie Mac) origination and servicing platform. We converted $5.5 billion of the $11.4 billion of the U.S. Department of Treasury’s mandatory convertible preferred stock into common equity on December 31, 2010, thereby improving our capital position, and we successfully accessed the capital markets with nearly $36 billion of new funding transactions completed in 2010. Ally Bank demonstrated the strength of its customer value proposition with strong deposit growth and high retention rates. We were also successful in reducing costs and divesting noncore businesses during 2010.

TARP Executive Compensation Limitations

In connection with our participation in TARP and certain determinations of the Special Master, Ally is subject to certain limitations on executive compensation, the most significant of which are:

•	Cash salaries generally limited to $500,000, except in special cases;

•	The majority of an SEO’s compensation paid in equity that must be held long-term;

•	Incentive compensation granted in the form of long-term restricted equity that is contingent on performance and paid out after incremental TARP repayments;

•	Perquisites and “other” compensation capped at $25,000, with limited exceptions;

•	Suspension of supplemental executive retirement plans;

•	Prohibition on incentives for SEOs that could cause them to take unnecessary or excessive risks;

•	Clawback of any bonus or incentive compensation paid to an SEO based on statements of earnings, gains, or other criteria that are later proven to be materially inaccurate; and

•	Prohibition on any severance payable to the SEOs and the next five most highly compensated employees.

These limitations apply until Ally is no longer subject to TARP.

Ally Compensation Program Overview and Philosophy

Despite the limitations imposed on our executive compensation by TARP, Ally’s compensation philosophy has been, and continues to be, that there should be a strong linkage between compensation and performance. We believe compensation should:

•	Align with long-term value creation for our shareowners;

•	Provide appropriate incentives based on individual, business, and Company performance;

•	Encourage prudent, but not excessive risk taking;

Ally Financial Inc. • Form 10-K

•	Provide a total compensation opportunity competitive with market practice; and

•	Be internally equitable for the relative value of the employee’s position at Ally.

In addition, our compensation plans have been designed to achieve performance enabling us to repay the U.S. taxpayers as quickly as practicable.

Ally supports the compensation principles underlying the TARP compensation rules, and we believe our compensation philosophy is consistent with the TARP compensation principles. The Special Master has required that the majority of compensation for NEOs and the next 20 highest-compensated employees be in the form of long-term stock or stock units, that such stock or stock units should be held for specified minimum periods of time, and that incentive payments should be subject to recoupment if paid based on information that is subsequently found to be materially inaccurate. The Company and the Committee fully support and have implemented these principles for our NEOs and the next 20 highest-compensated employees.

The Pay Process for 2010

For 2010, the total compensation opportunity for the NEOs was determined by the Special Master, following review and approval of recommended total direct compensation levels for each of the NEOs by the Committee. As part of the process for developing pay recommendations for submission to the Special Master, the Committee approved individual performance goals and objectives for awarding long-term incentive restricted stock units (IRSUs) at year-end.

During 2010, Ally converted the awards associated with our long-term compensation plans from basis points to phantom shares, which resulted in each award denominated in basis points being converted into approximately 80 phantom shares per basis point. This change did not affect the vesting, value, or any other features of the awards.

Assessing Ally Compensation Competitiveness

We compare our total direct compensation against a peer group of other comparably sized financial services companies with whom we compete for business and senior executive talent in the auto finance, mortgage finance, commercial finance, and insurance markets. We use publicly available SEC reported pay data from a peer group of companies approved by the Committee to conduct the competitive assessment for the CEO and CFO positions. For the other NEO and senior executive positions, we use market survey data from several survey sources to conduct the competitive assessments. Wherever practical, the market surveys include companies that are part of the peer group approved by the Committee.

For 2010, the Committee approved the use of the following peer group of 12 financial services companies listed below to conduct the competitive assessment for the CEO and CFO compensation:

•	AFLAC Inc.	•	Genworth Financial, Inc.	•	SunTrust Banks, Inc.

•	American Express Company	•	Hartford Financial Services	•	U.S. Bancorp

•	Capital One Financial Corporation	•	MetLife Inc.	•	Unum Group

•	CIT Group Inc.	•	Prudential Financial Inc.	•	Wells Fargo & Company

This peer group is the same used for 2009 and has been approved for use in 2011. Ford Motor Credit and GE Capital Services are included in the peer group for the CEO competitive pay analyses if CEO compensation is reported in their parent company SEC statements.

For 2010, survey data used for the remaining NEOs and other senior executive positions came from one or more survey sources including Hewitt’s Total Compensation Measurement™ (TCM™) database, Towers Watson Executive Financial Services survey, McLagan Investment Management survey, and McLagan Fixed Income Sales and Trading survey. Because multiple survey sources are used and not all survey participants provide data for each of the remaining NEOs, it is not possible to list the survey participants included in our competitive data analyzed for positions other than the CEO and the CFO.

For executives whose pay is not determined by the Special Master, our compensation philosophy is to set base salaries and employee benefits at median competitive levels and to set annual incentives to deliver total annual cash compensation up to or exceeding the 75th percentile when warranted by achievement of aggressive performance goals and top quartile

Ally Financial Inc. • Form 10-K

competitive performance. If annual performance goals are not achieved, annual incentives are reduced or eliminated, and total annual cash compensation falls to below the market median. The size of long-term incentive awards relative to total compensation is set to annually to ensure senior management maintains an appropriate level of long-term balance in their total compensation and to achieve individual differentiation of total compensation based on performance considerations and retention needs.

Due to the pay restrictions applicable to the NEOs under TARP, including limitations on incentive compensation, total direct compensation rather than individual elements of pay (i.e., base salary, annual incentives, and long-term incentives) is set to provide competitive compensation when attainment of individual performance goals supports the awarding of long-term IRSUs at year-end. If IRSUs are partially awarded or not awarded at all because of insufficient performance, total direct compensation will fall below competitive levels.

At the beginning of the year, the Committee sets proposed direct and incentive compensation levels for each of the NEOs based on his or her job responsibilities. Once the Committee determines and approves the proposed compensation packages for the NEOs, they are submitted to the Special Master for approval. The Special Master then reviews the proposed packages to determine if they are aligned with TARP requirements and set at appropriate market levels. The Special Master subsequently issues a determination letter, specifying the final design and allocation of total pay approved for the NEOs. At the end of the year, the Committee reviews the performance of the NEOs relative to their individual goals and objectives and determines the total incentive compensation (i.e., the IRSUs) to be awarded to each NEO, which can be up to 100% of the amount previously approved in the determination letter.

Role of Management in Compensation Decisions

Compensation recommendations for the NEOs other than the CEO are presented to and discussed with the Committee by the CEO. The Committee then determines and approves the proposed compensation for the NEOs, which is submitted to the Special Master for final approval.

The Committee determines and approves the compensation of the CEO without the recommendation of management.

Components of Ally Compensation Program

Due to the TARP restrictions on cash compensation and limitations on incentive compensation, base salary is delivered in a combination of cash and equity. Additionally, all NEOs are ineligible to receive annual cash incentives, but are eligible to receive incentives of up to one-third of total compensation in the form of long-term IRSUs. We also offer a limited selection of perquisites and other benefits in order to enhance the effectiveness of our NEOs in focusing their time and energy on performing their duties and responsibilities and to enable us to offer a competitive compensation package to attract and retain senior executive talent.

Base Salary

Under our compensation philosophy, base salary is intended to provide a predictable level of compensation that is competitive in the marketplace for the position responsibilities and individual skills, knowledge, and experience of each executive. However, the pay restrictions under TARP significantly changed the form and amount of base salary paid in 2009, which continued for 2010. The Special Master has determined that NEO cash salaries should not exceed $500,000 except in special cases. As a result, a significant portion of total direct compensation is delivered in the form of equity-based salary for alignment with shareholders’ interests.

The following table shows base salaries paid to the NEOs (excluding Mr. Hull) in 2010.

	2010 Base salary
NEO	Cash ($)	Equity (Deferred stock units) ($)	Total ($)
Michael A. Carpenter	186,346	7,813,654	8,000,000
James G. Mackey	475,068	1,119,964	1,595,032
Jeffrey J. Brown	500,000	2,350,000	2,850,000
Thomas Marano	500,000	4,437,500	4,937,500
Sanjay Gupta	509,000	2,208,333	2,717,333

Ally Financial Inc. • Form 10-K

Equity salary is delivered in the form of deferred stock units (DSUs), which vest immediately, but are subject to restrictions on the timing of payout. DSUs are paid out in installments beginning one year after grant and continuing over the next four years. Salary levels for the NEOs for 2011 have not been determined by the Special Master as of the date of this report.

Determining Mr. Carpenter’s 2010 Pay Package

Effective on March 23, 2010, the Special Master approved a new compensation structure for Mr. Carpenter, our CEO, as requested by the Committee. The revised compensation structure for 2010 provides that all of Mr. Carpenter’s compensation be based on the long-term equity value of the company. Accordingly, effective March 23, 2010, payment of cash base salary to Mr. Carpenter was discontinued and the rate of his equity salary was increased by a corresponding amount.

The Special Master set the compensation for Mr. Carpenter in a determination letter dated March 23, 2010 as follows.

Base salary		Incentive restricted stock units	Target total compensation
Cash	Deferred stock units
$—	$8,000,000	$1,500,000	$9,500,000

Annual Cash Incentives

All NEOs were ineligible to receive annual cash incentives in 2010 due to restrictions under TARP and will continue to be ineligible for as long as the TARP restrictions are in place.

Long-term Equity-based Incentives

We provide long-term equity-based incentives in the form of IRSUs to have an incentive compensation component in the total direct compensation opportunity of our NEOs and to provide retention and alignment with shareholder interests. Due to the restrictions under TARP, grants of long-term IRSUs are the only incentive compensation permitted for the NEOs and the next 20 highest-compensated employees. In addition, the Company grants restricted stock units (RSUs) to approximately 500 executives below the top 25 highest-compensated employees.

For 2010, the Special Master imposed an additional performance restriction on Ally’s grants of long-term IRSUs. Unless Ally had positive core pretax income for 2010, the potential grant of IRSUs would be reduced by 50%. Since Ally’s actual core pretax income for 2010 was a robust $2.5 billion, this restriction did not apply.

At the beginning of the year, the Committee sets proposed incentive compensation levels for each of the NEOs based on their job responsibilities. To determine the value of the IRSUs to award each of the NEOs, the Committee reviewed and approved the individual goals and objectives for 2010. These individual goals and objectives related both to Ally performance and individual performance including the performance of the individual’s business unit. The specific value of the IRSU awards granted to the CEO and the NEOs was determined at the end of the year based on the Committee’s judgment of how each executive performed relative to these goals and objectives and within the limitations established by the Special Master including an overarching limitation of one-third of total compensation.

These long-term IRSU awards for our NEOs and the next 20 highest-compensated employees vest in full three years after they are granted. After the vesting requirement is met, the NEOs will receive payouts only when the Company starts to repay its TARP obligations. Payouts will be made on an incremental basis. For example, after the vesting requirement is met and Ally repays 25% of the TARP obligations, 25% of the value of the vested IRSU award will be paid to the NEOs (the payout schedule is the same for all NEOs and the next 20 highest-compensated employees receiving these awards). The NEOs will receive additional installments equal to 25% of the vested IRSU value after 50%, 75%, and 100% of the TARP obligations have been repaid.

At the conclusion of 2010, the Committee determined the IRSU awards to be granted to each NEO following a review of their individual performance and the performance of the Company. Based on this review, the Committee granted the IRSU awards to our NEOs as displayed in the Summary Compensation Table.

Ally Financial Inc. • Form 10-K

Benefits and Perquisites

We provide our NEOs with health and welfare benefits under the broad-based program generally available to all of our employees. This allows them to receive certain benefits that are not readily available to individuals except through an employer and to receive certain benefits on a pretax basis. Our benefit program includes the Ally Retirement Savings Plan. We provide the savings plan in lieu of higher current cash compensation to ensure that employees have a source of retirement income and because these plans enjoy more favorable tax treatment than current compensation. Under this plan, employee contributions of up to 6% of salary were matched 100% by Ally. Ally also provided a 2% nonmatching contribution on both salary and annual incentives which fully vests after being employed for three years. In addition, Ally provided a 2% nonmatching discretionary contribution on salary in light of the Company’s significantly improved 2010 performance.

Ally suspended nonqualified contributions to its Retirement Savings Plan in 2009 and did not make any additional nonqualified contributions in 2010. Therefore, employer contributions for 2010 were made only under the qualified portion of the plan only which limits contributions to pay up to $245,000.

In addition to broad-based benefits, the NEOs are provided with limited supplemental benefits and perquisites to remain competitive in attracting and retaining executive talent. For 2010, in accordance with the TARP restrictions, the total value of these perquisites and supplemental benefits was capped at $25,000.

Long-term Compensation Structure

Based on the compensation structure for 2010, long-term equity-based compensation, represented by DSUs and IRSUs, comprises a significant portion of each NEOs total compensation. The long-term equity-based portion of total compensation for each NEO and its associated percentage of total compensation for 2010 are as follows.

	Total compensation ($) (a)	Long-term equity-based compensation
Name		Dollar amount awarded ($)	Percent of total compensation (%)
Michael A. Carpenter	9,529,958	9,313,654	97.7%
James G. Mackey	2,419,623	1,922,951	79.5%
Jeffrey J. Brown	4,288,908	3,750,000	87.4%
Thomas Marano	7,433,035	6,906,250	92.9%
Sanjay Gupta	3,938,878	3,408,333	86.5%

(a)	The compensation amounts shown above for Mr. Carpenter do not include $395,096 of IRSU awards, which were granted in 2010 for 2009 performance. This IRSU grant is included in the 2010 compensation for the Summary Compensation Table as per SEC rules.

Employment Agreements and Severance

Ally currently has no employment agreement with any of the NEOs.

As a condition to participating in TARP, Ally’s NEOs and the next five most highly compensated employees are not eligible for any severance in the event of termination of employment. These restrictions apply until Ally repays its TARP obligations.

Clawback Provisions

In connection with the risk assessment Ally conducted in 2010, the Company has reviewed all of its incentive compensation programs to ensure they include language allowing the Company to recoup incentive payments made to recipients in the event those payments were based on financial statements that are later found to be materially inaccurate. Incentive plans that did not include such language were revised to allow for incentive payments to be recovered. A recipient who fails to promptly repay Ally under such circumstances is subject to termination of employment.

Ally Financial Inc. • Form 10-K

Summary Compensation Table

Name and principal position	Year	Salary ($) (a) (b)	Bonus ($) (c)	Stock awards ($) (d) (e) (f)	Option awards ($) (g)	All other compensation ($) (h)	Total ($)
Michael A. Carpenter	2010	186,346	—	9,708,750	—	29,958	9,925,054
Chief Executive Officer	2009	119,726	—	682,438	—	35	802,199

James G. Mackey	2010	475,068	—	1,922,951	—	21,604	2,419,623
Executive Vice President, Interim Chief Financial Officer

Jeffrey J. Brown Corporate Treasurer	2010	500,000	—	3,750,000	—	38,908	4,288,908

Thomas Marano	2010	500,000	—	6,906,250	—	26,785	7,433,035
Chief Executive Officer, ResCap, and Chief Capital Markets Officer	2009	2,419,231	—	3,223,108	—	51,994	5,694,333

Sanjay Gupta	2010	509,000	—	3,408,333	—	21,545	3,938,878
Chief Marketing Officer	2009	430,769	—	3,508,333	—	40,425	3,979,527
	2008	333,333	1,262,500	3,665,352	141,568	574,776	5,977,529

Robert S. Hull	2010	128,222	—	772,500	—	98,378	999,100
former Chief	2009	517,307	—	4,345,000	—	54,210	4,916,517
Financial Officer	2008	500,000	250,000	5,970,340	353,920	1,855,344	8,929,604

(a)	Amounts represent the cash portion of the base salary earned from each executive’s employment commencement with Ally. These dates are: November 15, 2009, for Mr. Carpenter; May 1, 2009, for Mr. Marano; and March 3, 2008, for Mr. Gupta. Mr. Hull resigned effective April 2, 2010. Mr. Mackey was named interim CFO on April 2, 2010. The amounts shown as salary do not include the DSU award values that are part of the executive’s base salary and are shown as stock awards in this table.
(b)	For 2010, represents the amount of Mr. Carpenter’s compensation that was paid in cash prior to March 23, 2010, when his compensation structure changed to be fully based on the long-term equity value of the Company, as previously discussed in the section titled Determining Mr. Carpenter’s 2010 Pay Package.
(c)	No NEO received a discretionary bonus under our Annual Incentive Plan for 2010 or 2009. Mr. Gupta’s 2008 total represents a $700,000 sign-on bonus following his hiring to compensate for value he forfeited with his former employer when he joined Ally and $662,500 for a discretionary bonus under our Annual Incentive Plan. Mr. Hull’s 2008 total represents a discretionary midyear spot award that was provided in recognition of his substantial contributions to securing Ally’s first financial restructuring of 2008.
(d)	The 2010 total represents the grant date fair value of the Ally DSU and IRSU awards granted in 2010 in accordance with ASC 718 and was not necessarily the cash payment received. The amount for Mr. Carpenter includes $395,096 of IRSU awards that were granted in January 2010 for performance in 2009, as per the SEC rules. The amounts for each NEO for 2010 are displayed in the following table.

Name	DSU ($)	IRSU ($)	Total ($)
Michael A. Carpenter	7,813,654	1,895,096	9,708,750
James G. Mackey	1,119,964	802,987	1,922,951
Jeffrey J. Brown	2,350,000	1,400,000	3,750,000
Thomas Marano	4,437,500	2,468,750	6,906,250
Sanjay Gupta	2,208,333	1,200,000	3,408,333
Robert S. Hull	772,500	—	772,500

(e)	The 2009 total represents the grant date fair value of the Ally RSU, DSU, and IRSU awards granted in 2009 in accordance with ASC 718 and was not necessarily the cash payment received. The amount for Mr. Carpenter does not include $395,096 of IRSU awards that were granted in January 2010 for performance in 2009 and were included in the 2010 total, as per the SEC rules. The RSU value shown for Mr. Marano represents the grant date fair value of his RSU awards granted in 2009. Subsequent to the grant, RSU awards with a fair value of $671,135 were vested and settled, and RSU awards with a fair value of $2,013,407 were converted to IRSU awards with the original RSU grant date. Based on TARP restrictions, a portion of Mr. Marano’s IRSU awards were converted to DSU awards in December 2010. The balances below have been restated to include this conversion. The amounts for each NEO for 2009 are displayed in the following table.

Name	RSU ($)	DSU ($)	IRSU ($)	Total ($)
Michael A. Carpenter	—	682,438	—	682,438
Thomas Marano	2,569,246	653,862	—	3,223,108
Sanjay Gupta	—	2,208,333	1,300,000	3,508,333
Robert S. Hull	—	2,730,000	1,615,000	4,345,000

(f)	The 2008 total represents the grant date fair value of the Ally RSU and Management Profits Interest Plan (MPI) awards granted in 2008 in accordance with ASC 718 and was not necessarily the cash payment received. The amounts for each NEO for 2008 are displayed in the following table.

Name	RSU ($)	MPI ($)	Total ($)
Sanjay Gupta	2,970,000	695,352	3,665,352
Robert S. Hull	3,652,500	2,317,840	5,970,340

(g)	Represents the grant date fair value of the Ally Long Term Phantom Interest Plan awards in accordance with ASC 718 and not necessarily the cash payments received with respect to the year ended December 31, 2008. There was no cash compensation paid to our NEOs with respect to these awards and none of the awards is currently outstanding. See Note 25 to our Consolidated Financial Statements in the Form 10-K for a discussion of the valuation assumptions for the awards.
(h)	See the All Other Compensation in 2010 section below for further details.

Ally Financial Inc. • Form 10-K

All Other Compensation in 2010

	Michael A. Carpenter	James G. Mackey	Jeffrey J. Brown	Thomas Marano	Sanjay Gupta	Robert S. Hull
Financial counseling (a)	$7,500	$3,191	$—	$7,500	$—	$890
Legal services (b)	—	—	20,000	—	—	—
Liability insurance (c)	425	425	425	425	425	—

Total perquisites	7,925	3,616	20,425	7,925	425	890
Life insurance (d)	14,652	992	1,068	1,710	1,161	468
401(k) matching contribution (e)	7,381	16,996	17,415	17,150	19,959	16,755
Unused paid-time-off payment (f)	—	—	—	—	—	80,265

Total all other compensation	$29,958	$21,604	$38,908	$26,785	$21,545	$98,378

(a)	We provide a taxable allowance to certain senior executives for financial counseling and estate planning services with one of several approved providers. The NEOs are provided an enhanced financial and estate planning service. This program does not provide for tax preparation services. Costs associated with this benefit are reflected in the table above, based on the actual charge for the services received. Any taxes assessed on the imputed income for the value of this service are the responsibility of the executive.
(b)	Represents reimbursement for certain legal services.
(c)	Represents the total cost of liability insurance for 2010.
(d)	Represents the total cost of life insurance for 2010.
(e)	Represents the employer contribution, company match contribution, and discretionary contribution made to the employees’ 401(k) fund.
(f)	Represents the payment to Mr. Hull pursuant to his resignation associated with the paid-time-off balance he earned but had not used. This type of payment is made to all employees with an unused paid-time-off balance upon termination. At December 31, 2009, all accrued paid-time-off balances for executives were frozen.

Ally Financial Inc. • Form 10-K

Grants of Plan-based Awards in 2010 — Estimated Future Payments under Equity Incentive Plan Awards

The following table represents Ally DSU and IRSU awards, which are stated in phantom shares.

Name	Award	Grant date (a)	All other stock awards: number of shares of stock or units (b)	Grant date fair value of stock and option awards ($) (c)
Michael A. Carpenter (d)	DSU	—	1,000.1	7,813,654
	IRSU	01/28/2010	50.6	395,096
	IRSU	12/16/2010	192.0	1,500,000

James G. Mackey	DSU	—	143.4	1,119,964
	IRSU	12/16/2010	102.8	802,987

Jeffrey J. Brown	DSU	—	300.8	2,350,000
	IRSU	12/16/2010	179.2	1,400,000

Thomas Marano	DSU	—	568.0	4,437,500
	IRSU	12/16/2010	316.0	2,468,750

Sanjay Gupta	DSU	—	282.7	2,208,333
	IRSU	12/16/2010	153.6	1,200,000

Robert S. Hull	DSU	—	98.9	772,500

(a)	The DSU awards are granted ratably in each pay period.
(b)	The award grants are expressed as phantom shares of Ally Financial.
(c)	The grant date fair value amounts shown do not reflect realized cash compensation by the NEOs, which is described in the Stock Awards Vested Table for the awards. The value shown represents the computed fair value at the date of grant of each award in accordance with ASC 718, which was $7,812.5 per share for each award. For a further discussion of the valuation, see Note 25 to our Consolidated Financial Statements in this Form 10-K.
(d)	The awards for Mr. Carpenter include 50.6 shares of IRSU awards with a grant date fair value of $395,096 that were granted in January 2010 for 2009 performance, per SEC rules.

Outstanding Equity Awards at 2010 Fiscal Year End — Stock Awards

The following table provides information for the named executive officers regarding the Ally RSU and IRSU awards outstanding at 2010 year-end.

Name	Grant date	Number of shares or units of stock that have not vested (#) (a)	Market value of shares or units of stock that have not vested ($) (a)
Michael A. Carpenter	01/28/2010	50.6	523,014
	12/16/2010	192.0	1,985,648

James G. Mackey	12/31/2009	70.1	724,790
	12/16/2010	102.8	1,062,967

Jeffrey J. Brown	12/31/2009	157.6	1,629,579
	12/16/2010	179.2	1,853,272

Thomas Marano (b)	10/28/2009	206.2	2,132,222
	12/31/2009	36.8	380,432
	12/16/2010	316.0	3,268,046

Sanjay Gupta	9/15/2008	25.3	261,817
	12/31/2009	166.4	1,720,895
	12/16/2010	153.6	1,588,519

(a)	Amounts shown represent Ally RSU and IRSU awards granted to named executives that have not vested. The RSU awards vest ratably over five years and the IRSU awards cliff vest over three years, in each case subject to continued service with Ally. Each award represents one phantom share of Ally. The market value for each award is determined by the Board, as required by the plan, based on the fair value of Ally at December 31, 2010. The value for each share at December 31, 2010, was $10,342 as determined by Ally’s Board of Directors. During 2010, 20% of Mr. Gupta’s 2008 RSU grants vested. No portion of the 2009 or 2010 IRSU grants vested during 2010.
(b)	Based on TARP restrictions a portion of Mr. Brown’s and Mr. Marano’s IRSU awards were converted to DSU awards. The balances shown here have been restated to include this conversion.

Ally Financial Inc. • Form 10-K

Options Exercised and Shares Vested in 2010

During 2010, no stock options were exercised by the named executive officers.

The following table reflects the Ally RSU awards that vested in 2010.

Name	Number of shares acquired on vesting (#) (a) (b)	Value realized on vesting ($) (b) (c)
Sanjay Gupta	12.7	130,909

(a)	Amount shown represents the 2010 vesting of the continued service portion of Mr. Gupta’s 2008 RSU grant. Each unit represents one phantom share of Ally.
(b)	In 2009, we included DSU awards, which vested at grant date, within the Options Exercised and Shares Vested in 2009 table. For 2010, we have included the DSU award information in the Nonqualified Deferred Compensation in 2010 table below to more accurately reflect the form of the awards.
(c)	The value realized for the vested shares is determined by the Board, as required by the plan, based on the fair value of Ally.

Nonqualified Deferred Compensation in 2010

The table below reflects year-end balances, company distributions, and all earnings associated primarily with the Ally nonqualified equalization plan. This plan allows company contributions to this plan to continue after the IRS maximum limits under our 401(k) plan have been reached.

Nonqualified deferred compensation
Name	Plan name	Executive contributions in last FY ($)	Registrant contributions in last FY ($)	Aggregate earnings in last FY ($)	Aggregate withdrawals/ distributions ($)	Aggregate balance at last FYE ($)
Michael A. Carpenter	DSUs (a) (b)	—	7,813,654	2,646,654	321,491	10,821,255

James G. Mackey	DSUs (a) (b)	—	1,119,964	355,386	22,299	1,453,051

Jeffrey J. Brown	Nonqualified Benefit Equalization Plan (c)	—	—	2,137	—	24,772
	DSUs (a) (b)	—	2,350,000	745,149	53,611	3,046,658

Thomas Marano	Nonqualified Benefit Equalization Plan (c)	—	—	4,327	—	43,535
	DSUs (a) (b)	—	4,437,500	1,571,141	238,648	6,423,855

Sanjay Gupta	Nonqualified Benefit Equalization Plan (c)	—	—	808	—	8,126
	DSUs (a) (b)	—	2,208,333	1,269,445	495,789	5,190,322

Roberts S. Hull	Nonqualified Benefit Equalization Plan (c)	—	—	2,596	—	26,124
	DSUs (a) (b)	—	772,500	948,309	573,500	3,877,309

(a)	In 2009, we included DSU awards, which vested at grant date, within the Options Exercised and Shares Vested in 2009 table. For 2010, we have included the DSU award information in the Nonqualified Deferred Compensation in 2010 table to more accurately reflect the form of the awards.
(b)	The NEOs had outstanding DSU award values at December 31, 2009, of $682,438 for Mr. Carpenter, $5,120 for Mr. Brown, $653,862 for Mr. Marano, $2,208,333 for Mr. Gupta, and $2,730,000 for Mr. Hull.
(c)	Ally maintains a nonqualified benefit equalization plan for highly-compensated employees, including the NEOs. This plan is a nonqualified savings plan designed to allow for the equalization of benefits for highly compensated employees under the Ally 401K Program when such employees’ contribution and benefit levels exceed the maximum limitations on contributions and benefits imposed by Section 2004 of the Employee Retirement Income Security Act of 1974, as amended, and Section 401(a)(17) and 415 of the Internal Revenue Code of 1986, as amended. This plan is maintained as an unfunded plan and all expenses for administration of the plan and payment of amounts to participants are borne by Ally. Each participant is credited with earnings based on a set of investment options selected by the participant similar to 401(k) investment option to all employees. Pursuant to the Special Master’s determination letter dated October 22, 2009, contributions to this plan were suspended. Therefore, the amounts shown reflect contributions made by the Company prior to receipt of the determination letter.

Ally Financial Inc. • Form 10-K

Executive Compensation — Post-employment and Termination Benefits

As a condition to participating in TARP, Ally’s NEOs and next five highest paid employees waived any right to severance in the event of their termination of employment. These waivers apply until Ally repays its TARP obligations to the U.S. Department of Treasury. At December 31, 2010, none of our NEOs were eligible to retire under any qualified or nonqualified Ally retirement plan.

Director Compensation

Employee directors do not receive any separate compensation for their Board activities. Nonemployee directors receive the compensation described below.

For 2010, each nonemployee director received an annual retainer of $180,000. In addition to the annual retainer, nonemployee directors who serve as a chair of a standing committee receives a retainer for such service in the amount of $45,000 for the chair of the Audit Committee and $25,000 for the chair of the other Board committees. Additional members of each committee receive a retainer for such service in the amount of $20,000 for the Audit Committee and $10,000 for the other Board committees. In addition, the Chair of the Board receives an additional retainer of $120,000 per year. Each nonemployee director also receives meeting fees when Board and committee meetings exceed four per year. Meeting fees are $1,500 for each in-person meeting and telephonic meeting lasting more than one hour and $750 for each telephonic meeting lasting less than one hour.

Changes to the director compensation program have been approved for 2011. The annual retainer for service on the Board will remain at $180,000, but $110,000 will be paid in the form of deferred stock units rather than cash. Deferred stock units are immediately vested, but not payable until after leaving the Board and, at the discretion of the Board, may be paid in common shares. The additional retainer paid to nonemployee directors who serve as a chair of a standing committee will be increased to $50,000 each. Other nonemployee directors who serve as members of committees will have their additional retainers increased to $20,000 each. The additional retainer paid to the Chair of the Board will be increased to $250,000 and will be paid half in cash and half in deferred stock units. Meeting fees will remain at the same level but will be paid when Board and committee meetings exceed eight per year instead of four per year.

Nonemployee directors are reimbursed for travel expenses incurred in conjunction with their duties as directors. Furthermore, Ally will provide the broadest form of indemnification under Delaware law under which liabilities may arise as a result of their role on the Board and payments for reimbursements for expenses incurred by a director in defending against claims in connection with their role, and the director satisfies the statutory standard of care.

The following table provides compensation for nonemployee directors who served during fiscal 2010.

Director name	Annual retainer ($) (a)	Committee chair or member/chair of Board fees ($) (a)	Additional meeting fees ($)	Total fees earned or paid in cash ($) (a)
Robert T. Blakely	180,000	59,062	42,750	281,812

Mayree C. Clark	180,000	57,980	49,500	287,480

Kim S. Fennebresque	180,000	33,124	30,000	243,124

Franklin W. Hobbs	180,000	145,192	39,000	364,192

Steven Feinberg	—	—	—	—

Marjorie Magner	110,713	23,069	24,750	158,532

John J. Stack	129,452	26,768	33,000	189,220

(a)	The retainer and fees for our nonemployee directors were prorated based on when each director served on the Board and their respective committees.

Ally Financial Inc. • Form 10-K

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to beneficial ownership of Ally common stock by each person known by us to be the beneficial owner of more than five percent of our outstanding common stock. The number of shares reported below are as reflected in the company stock register at February 25, 2011, and the percentages provided are based on 1,330,970 shares of common stock outstanding at February 25, 2011.

Name and address of beneficial owner	Amount and nature of beneficial ownership (a)	Percent of class
U.S. Department of Treasury 1500 Pennsylvania Avenue Washington, D.C. 20220	981,971	73.78%

Persons affiliated with Cerberus Capital Management, L.P. c/o Cerberus Capital Management, L.P. 299 Park Avenue, 22nd Floor New York, New York 10171	104,232	7.83%

GMAC Common Equity Trust I c/o Hillel Bennett Stroock & Stroock & Lavan 180 Maiden Lane New York, New York 10038-4982	78,828	5.92%

(a)	All ownership is direct.

For details with respect to equity incentive plans, refer to Item 11, Executive Compensation.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain relationships and related transactions are described below.

Relationship with General Motors

Products and Services Provided to GM

We provide various products and services to GM on terms comparable to those we provide to third parties. Except as described below, we currently expect to continue to provide these services to GM on an ongoing basis. These products and service include the following:

•

We provide wholesale and term-loan financing to dealerships that are either wholly owned by GM or in which GM has a controlling interest. The majority of these dealerships are located in the United States. At December 31, 2010, finance receivables and loans to dealerships owned or majority-owned by GM totaled $301 million.

•

Under wholesale financing arrangements, we lend money to GM-franchised dealers to finance their vehicle inventory purchases from GM. We advance the loan proceeds directly to GM. Under an agreement with GM, the advances were made before the date the vehicles were expected to be delivered to the dealers. We earned $178 million of interest under the terms of this arrangement during the year ended December 31, 2010. At the end of 2010 GM terminated this advance payment arrangement. We expect any remaining interest payments in 2011 in connection with the terminated arrangement to be minimal.

•

We provide operating leases to GM-affiliated entities for buildings with a net book value of $65 million at December 31, 2010. Lease revenues of $2 million were received during the year ended December 31, 2010.

•

We provide servicing for certain GM-owned U.S. operating lease assets distributed to GM on November 22, 2006. Servicing fees of $2 million were received for the year ended December 31, 2010, related to this arrangement.

•	We received interest on notes receivable from GM of $9 million during the year ended December 31, 2010.

Ally Financial Inc. • Form 10-K

•

We have other lease arrangements whereby we lease facilities to GM whereby we have advanced $21 million. We receive leasing revenues under these arrangements for which we recognized lease property revenues of $3 million for the year ended December 31, 2010.

•	In certain states, we provide insurance to GM for mechanical service contracts and for which we have recognized insurance premiums of $155 million for the year ended December 31, 2010.

•

GM may elect to sponsor financing incentive programs for wholesale dealer financing, primarily in our International Automotive Finance operations. This is known as wholesale subvention. We received wholesale subvention and service fees of $189 million for the year ended December 31, 2010.

Support Services Provided by GM

GM historically has provided a variety of support services for our business, and we reimburse GM for the costs of providing these services to us. In addition, GM supports us by reimbursing us for certain programs it has with its customers or for expenses we may experience due to their business operations. The services GM provides us, including reimbursement arrangements, include:

•

GM may elect to sponsor incentive programs (on both retail contracts and leases) by supporting financing rates below standard rates at which we purchase retail contracts. In addition, under residual support programs, GM may upwardly adjust residual values above the standard lease rates. Out of our total new retail and lease contracts in North American and International, 51% and 43%, respectively, had rate or residual incentives for the year ended December 31, 2010.

•

GM provides lease residual value support as a marketing incentive to encourage consumers to lease vehicles. GM reimburses us for its portion of the increased residual values to the extent the remarketing sales proceeds are less than the contract residual at termination. To the extent remarketing sales proceeds are more than the contract residual at termination, we reimburse GM for its portion of the lower residual value. We reimbursed GM $82 million in residual support for the year ended December 31, 2010.

•	GM provides financing rates below standard rates at which we purchase contracts (rate support). GM reimbursed us $674 million in rate support for the year ended December 31, 2010.

•	We paid interest on loans from GM of $4 million during the year ended December 31, 2010.

•

GM sponsors lease pull-ahead programs whereby consumers are encouraged to terminate lease contracts early in conjunction with the acquisition of a new GM vehicle. Under these programs, GM waives all or a portion of the customer’s remaining payment obligations and compensates us for the waived payments, adjusted based on the remarketing results associated with the underlying vehicle. We reported net financing revenue from this compensation program of $15 million for the year ended December 31, 2010.

•	GM reimburses us for certain selling expenses we may incur on certain vehicles sold by us at auction. We received reimbursements of $14 million for the year ended December 31, 2010.

•

GM occasionally provides payment guarantees on certain commercial and dealer loans and receivables Ally has outstanding. The amount of commercial and dealer loans and receivables covered by a GM guarantee was $122 million at December 31, 2010.

•

During 2010, Promark Global Advisors, an indirect wholly owned subsidiary of GM, provided asset management services to Ally with respect to the investment of assets at our Insurance operations. The fees paid to Promark Global Advisors for these services were based on the costs associated with managing those assets. With respect to the management of these insurance assets, we incurred expenses of $2 million for the year ended December 31, 2010. This relationship was terminated in August 2010.

•	GM provides us certain other services and facilities services for which we reimburse them. We made reimbursement payments to GM of $125 million for the year ended December 31, 2010.

Ally Financial Inc. • Form 10-K

•	GM provides us certain marketing services for which we reimburse them. We made reimbursement payments to GM of $5 million for the year ended December 31, 2010.

•

We have accounts payable to GM that include wholesale settlements payments to GM, subvention receivables due from GM, and notes payable. The net balance outstanding for accounts payable was $227 million for the year ended December 31, 2010.

Credit Arrangements and Other Amounts Due from or Owed to GM

•

We have certain financing arrangements with GM with outstanding receivables totaling $483 million for the year ended December 31, 2010. These receivables include certain of our borrowing arrangements with vehicles consigned at dealerships, rental car vehicles awaiting sale at auction, and amounts related to other arrangements.

•

We provide wholesale financing to GM for vehicles in which GM retains title while the vehicles are consigned to Ally or dealers in the United Kingdom and Italy. The financing to GM remains outstanding until title is transferred to the dealers. The amount of financing provided to GM by Ally under this arrangement varies based on inventory levels. At December 31, 2010, the amount of this financing outstanding was $446 million.

•

In various countries in Europe, we were party to a Rental Fleet Agreement in which we agreed to buy from GM, on agreed terms reflecting fair value, all vehicles sold by GM to rental car companies that GM had become obligated to repurchase. The Rental Fleet Agreement provided for a true-up mechanism whereby GM was required to reimburse us to the extent the revenues we earned from the resale of the vehicles were less than the amount we paid GM to purchase such vehicles. At December 31, 2010, we have a receivable in the amount of $38 million for providing this service.

Distributions

Refer to Item 5 for a discussion of distributions made to the shareholders/members.

Capital Contributions Received from GM

During 2010, we did not receive any capital contributions from GM.

Related Party Transaction Procedures

Pursuant to the Ally Financial Inc. Bylaws dated December 30, 2009 (the Bylaws), Ally and its subsidiaries must, subject to certain limited exceptions, conduct all transactions with its affiliates, stockholders and their affiliates, current or former officers or directors, or any of their respective family members on terms that are fair and reasonable and no less favorable to Ally than it would obtain in a comparable arm’s-length transaction with an independent third party.

In addition, the Bylaws further provide for procedures and approval requirements for certain transactions with related persons. Specifically, without prior approval of the holders of a majority of Ally common stock (which must include a minimum of two common stockholders) and at least a majority of the Ally independent directors, we are not permitted to enter into any transaction with any affiliate, stockholder (other than governmental entities, except for the U.S. Department of Treasury in its capacity as a stockholder) or any of their affiliates, or any senior executive officer (other than agreements entered into in connection with a person’s employment) if the value of the consideration provided exceeds $5 million or, if there is no monetary consideration paid or quantifiable value exchanged, if the agreement is otherwise determined to be material. Notwithstanding the foregoing, no stockholder approval is required if at least a majority of Ally independent directors determine that such transaction is entered into in the ordinary course of Ally’s business and is on terms no less favorable to Ally than those that would have been obtained in a comparable transaction with an independent third party.

Director Independence

For a discussion of the independence of members of the Ally Board of Directors and certain other corporate governance matters, refer to Certain Corporate Governance Matters in Item 10.

Ally Financial Inc. • Form 10-K

Item 14.	Principal Accountant Fees and Services

We retained Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu Limited, and their respective affiliates (collectively, Deloitte & Touche) to audit our consolidated financial statements for the year ended December 31, 2010. We also retained Deloitte & Touche, as well as other accounting and consulting firms, to provide various other services in 2010.

The aggregate fees billed to us for professional services performed by Deloitte & Touche were as follows.

December 31, ($ in millions)	2010	2009
Audit fees (a)	$20	$19
Audit-related fees (b)	6	5
Tax fees (c)	1	1
Other (d)	—	1

Total principal accountant fees	$27	$26

(a)	Audit fees include fees for the integrated audit of our annual Consolidated Financial Statements, reviews of interim financial statements included in our Quarterly Reports on Form 10-Q, and audit services in connection with statutory and regulatory filings. In addition, this category includes approximately $1 million and $0.5 million in 2010 and 2009, respectively, pertaining to services such as comfort letters for securities issuances and consents to the incorporation of audit reports in filings with SEC.
(b)	Audit-related fees include fees for assurance and related services that are traditionally performed by the principal accountant, including attest services related to servicing and compliance, agreed-upon procedures relating to securitizations and financial asset sales, audits of nonconsolidated entities, internal control reviews, consultation concerning financial accounting and reporting standards, audits in connection with acquisitions and divestitures, employee benefit plan audits, and audits of actuarial estimates.
(c)	Tax fees include fees for services performed for tax compliance, tax planning, and tax advice, including preparation of tax returns and claims for refund, and tax payment-planning services. Tax planning and advice also include assistance with tax audits and appeals and tax advice related to specific transactions.
(d)	Other fees include products and services other than those defined above as audit fees, audit-related fees, or tax fees. Generally, other fees pertain to consulting on regulatory, operational, and technology matters that do not relate directly to accounting or tax activities.

The services performed by Deloitte & Touche in 2010 were preapproved in accordance with the Independent Auditor Services and Preapproval Policy of the Ally Audit Committee. This policy requires the independent registered public accounting firm to present the proposed audit services and related fees to the Ally Audit Committee for approval prior to the commencement of the services. Amounts exceeding the initially approved audit fees, or audit services not initially contemplated or considered during the initial approval, must be separately approved by the Committee.

The Ally Audit Committee must also preapprove all audit-related services, tax services, and all other services that are proposed to be provided by the independent registered public accounting firm. Similar to audit services, management and the independent registered public accounting firm annually present the proposed services and related fees to the Ally Audit Committee for approval prior to the commencement of services. The Committee’s approval of the services and fees form the basis for an annual limit on such fees. The Committee periodically reviews the spending against these limits. Services that were not initially contemplated or considered during the initial approval must be separately approved by the Committee.

The Ally Audit Committee determined that all services provided by Deloitte & Touche during 2010 were compatible with maintaining their independence as principal accountants.

Part IV

Ally Financial Inc. • Form 10-K

Item 15.	Exhibits, Financial Statement Schedules

The exhibits listed on the accompanying Index of Exhibits are filed or incorporated by reference as a part of this report. This Index is incorporated herein by reference. Certain financial statements schedules have been omitted because prescribed information has been incorporated into our Consolidated Financial Statements or notes thereto.

Exhibit	Description	Method of Filing
2.1	Purchase and Sale Agreement by and among General Motors Corporation, General Motors Acceptance Corporation, GM Finance Co. Holdings Inc and FIM Holdings LLC dated as of April 2, 2006	Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated as of April 2, 2006, (File No. 1-3754), incorporated herein by reference.

3.1	Amended and Restated Certificate of Incorporation of Ally Financial Inc., dated as of December 30, 2009	Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K dated as of December 30, 2009, (File No. 1-3754), incorporated herein by reference.

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Ally Financial Inc., dated as of May 4, 2010	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated as of May 3, 2010, (File No. 1-3754), incorporated herein by reference.

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Ally Financial Inc., dated as of December 30, 2010	Filed herewith.

3.4	Bylaws of Ally Financial Inc., dated as of May 10, 2010	Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K dated as of May 3, 2010, (File No. 1-3754), incorporated herein by reference.

4.1	Form of Indenture dated as of July 1, 1982, between the Company and Bank of New York (Successor Trustee to Morgan Guaranty Trust Company of New York), relating to Debt Securities	Filed as Exhibit 4(a) to the Company’s Registration Statement No. 2-75115, incorporated herein by reference.

4.1.1	Form of First Supplemental Indenture dated as of April 1, 1986, supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(g) to the Company’s Registration Statement No. 33-4653, incorporated herein by reference.

4.1.2	Form of Second Supplemental Indenture dated as of June 15, 1987, supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(h) to the Company’s Registration Statement No. 33-15236, incorporated herein by reference.

4.1.3	Form of Third Supplemental Indenture dated as of September 30, 1996, supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(i) to the Company’s Registration Statement No. 333-33183, incorporated herein by reference.

4.1.4	Form of Fourth Supplemental Indenture dated as of January 1, 1998, supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(j) to the Company’s Registration Statement No. 333-48705, incorporated herein by reference.

4.1.5	Form of Fifth Supplemental Indenture dated as of September 30, 1998, supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(k) to the Company’s Registration Statement No. 333-75463, incorporated herein by reference.

4.2	Form of Indenture dated as of September 24, 1996, between the Company and The Chase Manhattan Bank, Trustee, relating to SmartNotes	Filed as Exhibit 4 to the Company’s Registration Statement No. 333-12023, incorporated herein by reference.

Ally Financial Inc. • Form 10-K

Exhibit	Description	Method of Filing
4.2.1	Form of First Supplemental Indenture dated as of January 1, 1998, supplementing the Indenture designated as Exhibit 4.2	Filed as Exhibit 4(a)(1) to the Company’s Registration Statement No. 333-48207, incorporated herein by reference.

4.2.2	Form of Second Supplemental Indenture dated as of June 20, 2006, supplementing the Indenture designated as Exhibit 4.2	Filed as Exhibit 4(a)(2) to the Company’s Registration Statement No. 33-136021, incorporated herein by reference.

4.3	Form of Indenture dated as of October 15, 1985, between the Company and U.S. Bank Trust (Successor Trustee to Comerica Bank), relating to Demand Notes	Filed as Exhibit 4 to the Company’s Registration Statement No. 2-99057, incorporated herein by reference.

4.3.1	Form of First Supplemental Indenture dated as of April 1, 1986, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(a) to the Company’s Registration Statement No. 33-4661, incorporated herein by reference.

4.3.2	Form of Second Supplemental Indenture dated as of June 24, 1986, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(b) to the Company’s Registration Statement No. 33-6717, incorporated herein by reference.

4.3.3	Form of Third Supplemental Indenture dated as of February 15, 1987, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(c) to the Company’s Registration Statement No. 33-12059, incorporated herein by reference.

4.3.4	Form of Fourth Supplemental Indenture dated as of December 1, 1988, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(d) to the Company’s Registration Statement No. 33-26057, incorporated herein by reference.

4.3.5	Form of Fifth Supplemental Indenture dated as of October 2, 1989, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(e) to the Company’s Registration Statement No. 33-31596, incorporated herein by reference.

4.3.6	Form of Sixth Supplemental Indenture dated as of January 1, 1998, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(f) to the Company’s Registration Statement No. 333-56431, incorporated herein by reference.

4.3.7	Form of Seventh Supplemental Indenture dated as of June 15, 1998, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(g) to the Company’s Registration Statement No. 333-56431, incorporated herein by reference.

4.4	Form of Indenture dated as of December 1, 1993, between the Company and Citibank, N.A., Trustee, relating to Medium Term Notes	Filed as Exhibit 4 to the Company’s Registration Statement No. 33-51381, incorporated herein by reference.

4.4.1	Form of First Supplemental Indenture dated as of January 1, 1998, supplementing the Indenture designated as Exhibit 4.4	Filed as Exhibit 4(a)(1) to the Company’s Registration Statement No. 333-59551, incorporated herein by reference.

4.5	Indenture, dated as of December 31, 2008, between the Company and The Bank of New York Mellon, Trustee	Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated as of January 2, 2009, (File No. 1-3754), incorporated herein by reference.

4.6	Indenture, dated December 30, 2009, between the Company and The Bank of New York Mellon, Trustee	Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated as of December 30, 2009, (File No. 1-3754), incorporated herein by reference.

4.7	Form of Guarantee Agreement related to Ally Financial Inc. Senior Unsecured Guaranteed Notes	Filed herewith.

Ally Financial Inc. • Form 10-K

Exhibit	Description	Method of Filing
4.8	Amended and Restated Declaration of Trust by and between GMAC Inc., as Sponsor, BNY Mellon Trust of Delaware, The Bank of New York Mellon, and the Administrative Trustees, dated as of December 30, 2009	Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated as of December 30, 2009, (File No. 1-3754), incorporated herein by reference.

4.9	Trust Preferred Securities Guarantee Agreement between GMAC Inc. and The Bank of New York Mellon, dated as of December 30, 2009	Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K dated as of December 30, 2009, (File No. 1-3754), incorporated herein by reference.

10	Amended and Restated Governance Agreement, dated as of May 21, 2009, by and between GMAC Inc., FIM Holdings LLC, GM Finance Co. Holdings LLC and the United States Department of the Treasury	Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated as of May 22, 2009 (File No. 1-3754), incorporated herein by reference.

10.1	Letter Agreement, dated as of May 21, 2009, between GMAC Inc. and the United States Department of the Treasury (which includes the Securities Purchase Agreement — Standard Terms attached thereto, with respect to the issuance and sale of the Convertible Preferred Membership Interests and the Warrant)	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of May 22, 2009 (File No. 1-3754), incorporated herein by reference.

10.2	Securities Purchase and Exchange Agreement, dated as of December 30, 2009, between GMAC Inc. and the United States Department of the Treasury*	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of December 30, 2009, (File No. 1-3754), incorporated herein by reference.

10.3	Master Transaction Agreement, dated May 21, 2009, between GMAC Inc., Chrysler LLC, U.S. Dealer Automotive Receivables Transition LLC and the United States Department of the Treasury	Filed as Exhibit 10.3 to the Company’s Quarterly Report for the period ended June 30, 2009, on Form 10-Q (File No. 1-3754), incorporated herein by reference.

10.4	Amended and Restated United States Consumer Financing Services Agreement, dated May 22, 2009, between GMAC Inc. and General Motors Corporation*	Filed as Exhibit 10.4 to the Company’s Quarterly Report for the period ended June 30, 2009, on Form 10-Q/A (File No. 1-3754), incorporated herein by reference.

10.5	Amended and Restated Master Services Agreement, dated May 22, 2009, between GMAC Inc. and General Motors Corporation*	Filed as Exhibit 10.5 to the Company’s Quarterly Report for the period ended June 30, 2009, on Form 10-Q/A (File No. 1-3754), incorporated herein by reference.

10.6	Auto Finance Operating Agreement, entered into on August 6, 2010, between Ally Financial Inc. and Chrysler Group LLC*	Filed as Exhibit 10.1 to the Company’s Quarterly Report for the period ended September 30, 2010, on Form 10-Q (File No. 1-3754), incorporated herein by reference.

10.7	Intellectual Property License Agreement, dated November 30, 2006, by and between General Motors Corporation and GMAC LLC	Filed as Exhibit 10.1 to the Company’s Quarterly Report for the period ended March 31, 2007, on Form 10-Q (File No. 1-3754), incorporated herein by reference.

10.8	Capital and Liquidity Maintenance Agreement, entered into on October 29, 2010, between Ally Financial Inc., IB Finance Holding Company, LLC, Ally Bank and the Federal Deposit Insurance Corporation	Filed as Exhibit 10.2 to the Company’s Quarterly Report for the period ended September 30, 2010, on Form 10-Q (File No. 1-3754), incorporated herein by reference.

Ally Financial Inc. • Form 10-K

Exhibit	Description	Method of Filing
10.9	Settlement agreement, dated December 23, 2010, by and between GMAC Mortgage, LLC, Residential Capital, LLC, Residential Funding Securities, LLC, Residential Asset Mortgage Products, Inc., Residential Funding Company LLC, Residential Funding Mortgage Securities I, Inc., Residential Accredit Loans, Inc., Homecomings Financial LLC, and the Federal National Mortgage Association*	Filed herewith.

10.10	Ally Financial Inc. Long-Term Equity Compensation Incentive Plan, as amended on October 1, 2010	Filed herewith.

10.11	Ally Senior Leadership Severance Plan, Plan Document and Summary Plan Description, Effective June 1, 2008	Filed as Exhibit 10.6 to the Company’s Quarterly Report for the period ended June 30, 2008, on Form 10-Q (File No. 1-3754), incorporated herein by reference.

10.12	Form of Award Agreement related to the issuance of Restricted Stock Units under the Ally Financial Inc. Long-Term Equity Compensation Incentive Plan	Filed as Exhibit 10.20 to the Company’s Annual Report for the period ended December 31, 2009, on Form 10-K (File No. 1-3754), incorporated herein by reference.

10.13	Form of Award Agreement related to the issuance of Long-Term Deferred Stock Units	Filed as Exhibit 10.21 to the Company’s Annual Report for the period ended December 31, 2009, on Form 10-K (File No. 1-3754), incorporated herein by reference.

10.14	Form of Award Agreement related to the issuance of Short-Term Deferred Stock Units	Filed as Exhibit 10.22 to the Company’s Annual Report for the period ended December 31, 2009, on Form 10-K (File No. 1-3754), incorporated herein by reference.

10.15	Award Agreement under the Ally Long-Term Equity Compensation Incentive Plan, dated December 16, 2010, for James Mackey	Filed herewith.

10.16	Award Agreement under the Ally Long-Term Equity Compensation Incentive Plan, dated December 16, 2010, for Sanjay Gupta	Filed herewith.

10.17	Award Agreement under the Ally Long-Term Equity Compensation Incentive Plan, dated December 16, 2010, for Jeffrey Brown	Filed herewith.

10.18	Award Agreement under the Ally Long-Term Equity Compensation Incentive Plan, dated December 16, 2010, for Thomas Marano	Filed herewith.

10.19	Award Agreement under the Ally Long-Term Equity Compensation Incentive Plan, dated December 16, 2010, for Michael A. Carpenter	Filed herewith.

10.20	Deferred Stock Unit Award Agreement for Michael Carpenter, dated March 25, 2010	Filed herewith.

10.21	Deferred Stock Unit Award Agreement for James Mackey, dated March 25, 2010	Filed herewith.

10.22	Deferred Stock Unit Award Agreement for Sanjay Gupta, dated March 25, 2010	Filed herewith.

10.23	Deferred Stock Unit Award Agreement for Jeffrey Brown, dated March 25, 2010	Filed herewith.

Ally Financial Inc. • Form 10-K

Exhibit	Description	Method of Filing
10.24	Deferred Stock Unit Award Agreement for Thomas Marano, dated March 25, 2010	Filed herewith.

12	Computation of Ratio of Earnings to Fixed Charges	Filed herewith.

21	Ally Financial Inc. Subsidiaries as of December 31, 2010	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

99	Certification of Chief Executive Officer and Chief Financial Officer, as required pursuant to the TARP Standards for Compensation and Corporate Governance; 31 CFR Part 30, Section 30.15	Filed herewith.

The following exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that Section. In addition, Exhibit No. 32 shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Exhibit	Description	Method of Filing
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith.

*	Certain confidential portions have been omitted pursuant to a confidential treatment request which has been separately filed with the Securities and Exchange Commission

Signatures

Ally Financial Inc. • Form 10-K

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 25th day of February, 2011.

Ally Financial Inc.
(Registrant)

/S/ MICHAEL A. CARPENTER
Michael A. Carpenter
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, this 25th day of February, 2011.

/S/ MICHAEL A. CARPENTER	/S/ JAMES G. MACKEY
Michael A. Carpenter	James G. Mackey
Chief Executive Officer	Interim Chief Financial Officer

/S/ DAVID J. DEBRUNNER
David J. DeBrunner
Vice President, Chief Accounting Officer, and Corporate Controller

Signatures

Ally Financial Inc. • Form 10-K

/S/ FRANKLIN W. HOBBS
Franklin W. Hobbs Ally Chairman

/S/ ROBERT T. BLAKELY
Robert T. Blakely Director

/S/ MICHAEL A. CARPENTER
Michael A. Carpenter Chief Executive Officer and Director

/S/ MAYREE C. CLARK
Mayree C. Clark Director

/S/ STEPHEN A. FEINBERG
Stephen A. Feinberg Director

/S/ KIM S. FENNEBRESQUE
Kim S. Fennesbresque Director

/S/ MARJORIE MAGNER
Marjorie Magner Director

/S/ JOHN J. STACK
John J. Stack Director