Form 10-Q
period 2011-03-31
Ally Financial Inc.
filed 2011-05-06
CIK 40729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011, or

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

Yes ☐                    No ☑

At May 5, 2011, the number of shares outstanding of the Registrant’s common stock was 1,330,970 shares.

ALLY FINANCIAL INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ALLY FINANCIAL INC.

CONDENSED CONSOLIDATED STATEMENT OF INCOME (unaudited)

	Three months ended March 31,
($ in millions except per share data)	2011	2010
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$1,623	$1,618
Interest on loans held-for-sale	108	215
Interest on trading securities	3	1
Interest and dividends on available-for-sale investment securities	104	99
Interest-bearing cash	12	14
Operating leases	680	1,163

Total financing revenue and other interest income	2,530	3,110
Interest expense
Interest on deposits	172	158
Interest on short-term borrowings	126	111
Interest on long-term debt	1,410	1,433

Total interest expense	1,708	1,702
Depreciation expense on operating lease assets	285	656

Net financing revenue	537	752
Other revenue
Servicing fees	371	385
Servicing asset valuation and hedge activities, net	(87)	(133)

Total servicing income, net	284	252
Insurance premiums and service revenue earned	433	468
Gain on mortgage and automotive loans, net	92	271
Loss on extinguishment of debt	(39)	(118)
Other gain on investments, net	84	143
Other income, net of losses	216	82

Total other revenue	1,070	1,098
Total net revenue	1,607	1,850
Provision for loan losses	113	144
Noninterest expense
Compensation and benefits expense	434	426
Insurance losses and loss adjustment expenses	186	211
Other operating expenses	772	882

Total noninterest expense	1,392	1,519
Income from continuing operations before income tax (benefit) expense	102	187
Income tax (benefit) expense from continuing operations	(68)	36

Net income from continuing operations	170	151

(Loss) income from discontinued operations, net of tax	(24)	11

Net income	$146	$162

Net loss attributable to common shareholders	$(25)	$(340)
Basic and diluted earnings per common share (a)
Net loss from continuing operations	$(1)	$(439)
(Loss) income from discontinued operations, net of tax	(18)	13

Net loss	$(19)	$(426)

Weighted-average common shares outstanding	1,330,970	799,120

(a)	Due to the antidilutive effect of converting the Fixed Rate Cumulative Mandatorily Convertible Preferred Stock into common shares and the net loss attributable to common shareholders for the three months ended March 31, 2011 and 2010, income attributable to common shareholders and basic weighted-average common shares outstanding were used to calculate basic and diluted earnings per share.

The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ALLY FINANCIAL INC.

CONDENSED CONSOLIDATED BALANCE SHEET (unaudited)

($ in millions)	March 31, 2011	December 31, 2010
Assets
Cash and cash equivalents
Noninterest-bearing	$1,652	$1,714
Interest-bearing	11,294	9,956

Total cash and cash equivalents	12,946	11,670
Trading securities	75	240
Investment securities	15,401	14,846
Loans held-for-sale, net ($2,946 and $6,424 fair value-elected)	7,496	11,411
Finance receivables and loans, net
Finance receivables and loans, net ($971 and $1,015 fair value-elected)	107,459	102,413
Allowance for loan losses	(1,806)	(1,873)

Total finance receivables and loans, net	105,653	100,540
Investment in operating leases, net	8,898	9,128
Mortgage servicing rights	3,774	3,738
Premiums receivable and other insurance assets	2,175	2,181
Other assets	16,763	17,564
Assets of operations held-for-sale	523	690

Total assets	$173,704	$172,008

Liabilities
Deposit liabilities
Noninterest-bearing	$2,064	$2,131
Interest-bearing	38,632	36,917

Total deposit liabilities	40,696	39,048
Short-term borrowings	7,395	7,508
Long-term debt ($922 and $972 fair value-elected)	88,139	86,612
Interest payable	1,850	1,829
Unearned insurance premiums and service revenue	2,842	2,854
Reserves for insurance losses and loss adjustment expenses	828	862
Accrued expenses and other liabilities ($14 and $ — fair value-elected)	11,001	12,126
Liabilities of operations held-for-sale	546	680

Total liabilities	153,297	151,519
Equity
Common stock and paid-in capital	19,668	19,668
Mandatorily convertible preferred stock held by U.S. Department of Treasury	5,685	5,685
Preferred stock	1,255	1,287
Accumulated deficit	(6,435)	(6,410)
Accumulated other comprehensive income	234	259

Total equity	20,407	20,489

Total liabilities and equity	$173,704	$172,008

The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ALLY FINANCIAL INC.

CONDENSED CONSOLIDATED BALANCE SHEET (unaudited)

The assets of consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities and the liabilities of these entities for which creditors (or beneficial interest holders) do not have recourse to our general credit were as follows.

($ in millions)	March 31, 2011	December 31, 2010
Assets
Loans held-for-sale, net	$14	$21
Finance receivables and loans, net
Finance receivables and loans, net ($971 and $1,015 fair value-elected)	36,801	33,483
Allowance for loan losses	(221)	(238)

Total finance receivables and loans, net	36,580	33,245
Investment in operating leases, net	1,481	1,065
Other assets	3,352	3,194
Assets of operations held-for-sale	—	85

Total assets	$41,427	$37,610

Liabilities
Short-term borrowings	$784	$964
Long-term debt ($922 and $972 fair value-elected)	26,362	24,466
Interest payable	18	15
Accrued expenses and other liabilities	408	352
Liabilities of operations held-for-sale	—	45

Total liabilities	$27,572	$25,842

The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ALLY FINANCIAL INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited)

Three Months Ended March 31, 2011 and 2010

($ in millions)	Common stock and paid-in capital	Mandatorily convertible preferred stock held by U.S. Department of Treasury	Preferred stock	Accumulated deficit	Accumulated other comprehensive income	Total equity	Comprehensive income
Balance at January 1, 2010, before cumulative effect of adjustments	$13,829	$10,893	$1,287	$(5,630)	$460	$20,839
Cumulative effect of a change in accounting principle, net of tax (a)				(57)	4	(53)

Balance at January 1, 2010, after cumulative effect of adjustments	$13,829	$10,893	$1,287	$(5,687)	$464	$20,786
Net income				162		162	$162
Preferred stock dividends paid to the U.S. Department of Treasury				(386)		(386)
Preferred stock dividends				(116)		(116)
Dividends to shareholders				(5)		(5)
Other comprehensive income					33	33	33
Other (b)				74		74

Balance at March 31, 2010	$13,829	$10,893	$1,287	$(5,958)	$497	$20,548	$195

Balance at January 1, 2011	$19,668	$5,685	$1,287	$(6,410)	$259	$20,489
Net income				146		146	$146
Preferred stock dividends paid to the U.S. Department of Treasury				(134)		(134)
Preferred stock dividends				(69)		(69)
Series A preferred stock amendment (c)			(32)	32
Other comprehensive loss					(25)	(25)	(25)

Balance at March 31, 2011	$19,668	$5,685	$1,255	$(6,435)	$234	$20,407	$121

(a)	Cumulative effect of change in accounting principle, net of tax, due to adoption of ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.
(b)	Represents a reduction of the estimated payment accrued for tax distributions as a result of the completion of the GMAC LLC U.S. Return of Partnership Income for the tax period January 1, 2009, through June 30, 2009.
(c)	Refer to Note 16 to the Condensed Consolidated Financial Statements for further details.

The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ALLY FINANCIAL INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

Three months ended March 31, ($ in millions)	2011	2010
Operating activities
Net income	$146	$162
Reconciliation of net income to net cash provided by operating activities
Depreciation and amortization	717	1,255
Other impairment	16	(20)
Amortization and valuation adjustments of mortgage servicing rights	(117)	196
Provision for loan losses	113	152
Gain on sale of loans, net	(94)	(298)
Net gain on investment securities	(85)	(151)
Loss on extinguishment of debt	39	118
Originations and purchases of loans held-for-sale	(12,635)	(13,715)
Proceeds from sales and repayments of loans held-for-sale	15,835	19,314
Net change in:
Trading securities	77	53
Deferred income taxes	69	(47)
Interest payable	16	165
Other assets	(120)	1,550
Other liabilities	(321)	(477)
Other, net	(614)	(884)

Net cash provided by operating activities	3,042	7,373

Investing activities
Purchases of available-for-sale securities	(5,529)	(4,735)
Proceeds from sales of available-for-sale securities	4,475	2,664
Proceeds from maturities of available-for-sale securities	1,103	2,873
Net (increase) in finance receivables and loans	(4,249)	(3,571)
Proceeds from sales of finance receivables and loans	—	1,187
Purchases of operating lease assets	(1,933)	(845)
Disposals of operating lease assets	1,882	2,278
Proceeds from sale of business units, net (a)	46	(526)
Other, net	591	606

Net cash used in investing activities	(3,614)	(69)

Statement continues on the next page.

ALLY FINANCIAL INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

Three months ended March 31, ($ in millions)	2011	2010
Financing activities
Net change in short-term debt	87	(2,629)
Net increase in bank deposits	1,670	752
Proceeds from issuance of long-term debt	13,804	12,187
Repayments of long-term debt	(13,211)	(18,761)
Dividends paid	(228)	(199)
Other, net	83	294

Net cash provided by (used in) financing activities	2,205	(8,356)
Effect of exchange-rate changes on cash and cash equivalents	(266)	378

Net increase (decrease) in cash and cash equivalents	1,367	(674)
Adjustment for change in cash and cash equivalents of operations held-for-sale (a) (b)	(91)	556
Cash and cash equivalents at beginning of year	11,670	14,788

Cash and cash equivalents at March 31,	$12,946	$14,670

Supplemental disclosures
Cash paid for
Interest	$1,465	$1,217
Income taxes	305	167
Noncash items
Increase in finance receivables and loans due to a change in accounting principle (c)	—	17,990
Increase in long-term debt due to a change in accounting principle (c)	—	17,054
Transfer of mortgage servicing rights into trading securities through certification	266	—
Other disclosures
Proceeds from sales and repayments of mortgage loans held-for-investment originally designated as held-for-sale	58	150

(a)	The amounts are net of cash and cash equivalents of $7 million at March 31, 2011, and $745 million at March 31, 2010, of business units at the time of dispositon.
(b)	Cash flows of discontinued operations are reflected within operating, investing, and financing activities in the Condensed Consolidated Statement of Cash Flows. The cash balance of these operations are reported as assets of operations held-for-sale on the Condensed Consolidated Balance Sheet.
(c)	Relates to the adoption of ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.

The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Description of Business, Basis of Presentation, and Changes in Significant Accounting Policies

Ally Financial Inc. (formerly GMAC Inc. and referred to herein as Ally, we, our, or us) is a leading, independent, globally diversified, financial services firm. Founded in 1919, we are a leading automotive financial services company with over 90 years experience providing a broad array of financial products and services to automotive dealers and their customers. We are also one of the largest residential mortgage companies in the United States. We became a bank holding company on December 24, 2008, under the Bank Holding Company Act of 1956, as amended. Our banking subsidiary, Ally Bank, is an indirect wholly owned subsidiary of Ally Financial Inc. and a leading franchise in the growing direct (online and telephonic) banking market.

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

The Condensed Consolidated Financial Statements at March 31, 2011, and for the three months ended March 31, 2011, and 2010, are unaudited but reflect all adjustments that are, in management’s opinion, necessary for the fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements (and the related notes) included in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed on February 25, 2011, with the U.S. Securities and Exchange Commission (SEC).

Residential Capital, LLC

Residential Capital, LLC (ResCap), one of our mortgage subsidiaries, was negatively impacted by the events and conditions in the mortgage banking industry and the broader economy beginning in 2007. The market deterioration led to fewer sources of, and significantly reduced levels of, liquidity available to finance ResCap’s operations. ResCap is highly leveraged relative to its cash flow and previously recognized credit and valuation losses resulting in a significant deterioration in capital. ResCap’s consolidated tangible net worth, as defined, was $884 million at March 31, 2011, and ResCap remained in compliance with all of its consolidated tangible net worth covenants. For this purpose, consolidated tangible net worth is defined as ResCap’s consolidated equity excluding intangible assets. There continues to be a risk that ResCap may not be able to meet its debt service obligations, may default on its financial debt covenants due to insufficient capital, and/or may be in a negative liquidity position in future periods.

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

During 2009 and 2010, we performed a strategic review of our mortgage business. As a result of this, we effectively exited the European mortgage market through the sale of our U.K. and continental Europe operations. We also completed the sale of certain higher-risk legacy mortgage assets and settled representation and warranty claims with certain counterparties. The ongoing focus of our Mortgage Origination and Servicing operations will be predominately the origination and sale of conforming and government-insured residential mortgages and mortgage servicing. While the opportunities for further risk mitigation remain, the risk in our Mortgage Legacy Portfolio and Other operations has been materially reduced as compared to recent levels.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

In the future, Ally and ResCap may take additional actions with respect to ResCap as each party deems appropriate. These actions may include Ally providing or declining to provide additional liquidity and capital support for ResCap; refinancing or restructuring some or all of ResCap’s existing debt; the purchase or sale of ResCap debt securities in the public or private markets for cash or other consideration; entering into derivative or other hedging or similar transactions with respect to ResCap or its debt securities; Ally purchasing assets from ResCap; or undertaking corporate transactions such as a tender offer or exchange offer for some or all of ResCap’s outstanding debt securities, asset sales, or other business reorganization or similar action with respect to all or part of ResCap and/or its affiliates. In this context, Ally and ResCap typically consider a number of factors to the extent applicable and appropriate including, without limitation, the financial condition, results of operations, and prospects of Ally and ResCap; ResCap’s ability to obtain third-party financing; tax considerations; the current and anticipated future trading price levels of ResCap’s debt instruments; conditions in the mortgage banking industry and general economic conditions; other investment and business opportunities available to Ally and/or ResCap; and any nonpublic information that ResCap may possess or that Ally receives from ResCap.

ResCap remains heavily dependent on Ally and its affiliates for funding and capital support, and there can be no assurance that Ally or its affiliates will continue such actions or that Ally will choose to execute any further strategic transactions with respect to ResCap or that any transactions undertaken will be successful.

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

Ally has extensive financing and hedging arrangements with ResCap that could be at risk of nonpayment if ResCap were to file for bankruptcy. At March 31, 2011, we had $1.9 billion in secured financing arrangements with ResCap of which $1.3 billion in loans was utilized. At March 31, 2011, there was no net exposure under the hedging arrangement because the arrangements were fully collateralized. Amounts outstanding under the secured financing and hedging arrangements fluctuate. If ResCap were to file for bankruptcy, ResCap’s repayments of its financing facilities, including those with us, could be slower. In addition, we could be an unsecured creditor of ResCap to the extent that the proceeds from the sale of our collateral are insufficient to repay ResCap’s obligations to us. It is possible that other ResCap creditors would seek to recharacterize our loans to ResCap as equity contributions or to seek equitable subordination of our claims so that the claims of other creditors would have priority over our claims. In addition, should ResCap file for bankruptcy, our $884 million investment related to ResCap’s equity position would likely be reduced to zero. If a ResCap bankruptcy were to occur and a substantial amount of our credit exposure is not repaid to us, it would have an adverse impact on our near-term net income and capital position, but we do not believe it would have a materially adverse impact on Ally’s consolidated financial position over the longer term.

Relationship and Transactions with General Motors Company (GM)

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

As a result of the conversion of $5.5 billion of Ally Mandatorily Convertible Preferred (MCP) stock held by the U.S. Department of Treasury (Treasury) into common stock on December 30, 2010, and consequent dilution of the equity interests held by GM and the GM Trust, GM and the GM Trust are no longer considered related parties for purposes of applicable disclosure within the Notes to Condensed Consolidated Financial Statements, as they collectively have less than 10% of the voting interests in Ally and do not control or have the ability to significantly influence the management and policies of Ally. In addition, as a result of the conversion, the Federal Reserve has determined that GM will no longer be considered an “affiliate” of Ally Bank for purposes of Sections 23A and 23B of the Federal Reserve Act, which impose limitations on transactions between banks and their affiliates.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Refer to Note 26 to the Consolidated Financial Statements in our 2010 Annual Report on Form 10-K for a summary of related party transactions with GM during 2010.

Significant Accounting Policies

Earnings per Common Share

We compute earnings (loss) per common share by dividing net income (loss) (after deducting dividends on preferred stock) by the weighted-average number of common shares outstanding during the period. We compute diluted earnings (loss) per common share by dividing net income (loss) (after deducting dividends on preferred stock) by the weighted-average number of common shares outstanding during the period plus the dilution resulting from the conversion of convertible preferred stock, if applicable.

Refer to Note 1 to the Consolidated Financial Statements in our 2010 Annual Report on Form 10-K regarding additional significant accounting policies.

Recently Adopted Accounting Standards

Receivables — Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (ASU 2010-20)

During the three months ended March 31, 2011, Accounting Standards Update (ASU) 2010-20 required us to disclose a rollforward of the allowance for loan losses, additional activity-based disclosures for both financing receivables, and the allowance for each reporting period. We early adopted the rollforward requirement during the December 31, 2010, reporting period. As of January 19, 2011, the Financial Accounting Standards Board (FASB) issued ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, which effectively defers the disclosure requirements in ASU 2010-20 related to troubled debt restructurings while they deliberate on other potential changes to the accounting for troubled debt restructurings. This deferral ended with the issuance of ASU 2011-02 in April 2011 as discussed in the section in this note titled Recently Issued Accounting Standards. Since the guidance relates only to disclosures, adoption did not have a material impact on our consolidated financial condition or results of operations.

Revenue Recognition — Revenue Arrangements with Multiple Deliverables (ASU 2009-13)

As of January 1, 2011, we adopted ASU 2009-13, which amends Accounting Standards Codification (ASC) Topic 605, Revenue Recognition. The guidance significantly changed the accounting for revenue recognition in arrangements with multiple deliverables and eliminated the residual method, which allocated the discount of a multiple deliverable arrangement among the delivered items. The guidance requires entities to allocate the total consideration to all deliverables at inception using the relative selling price and to allocate any discount in the arrangement proportionally to each deliverable based on each deliverable’s selling price. The adoption did not have a material impact to our consolidated financial condition or results of operations.

Intangibles – Goodwill and Other (ASU 2010-28)

As of January 1, 2011, we adopted ASU 2010-28, which amends ASC Topic 350, Intangibles — Goodwill and Other, to modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test. Additionally, when determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The adoption did not have a material impact to our consolidated financial condition or results of operations.

Recently Issued Accounting Standards

Financial Services — Insurance — Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (ASU 2010-26)

In December 2010, the FASB issued ASU 2010-26, which amends ASC 944, Financial Services — Insurance. The amendments in this ASU specify which costs incurred in the acquisition of new and renewal insurance contracts should be capitalized. All other acquisition-related costs should be expensed as incurred. If the initial application of the amendments in

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

this ASU results in the capitalization of acquisition costs that had not been previously capitalized, an entity may elect not to capitalize those types of costs. The ASU will be effective for us on January 1, 2012. We do not expect the adoption to have a material impact to our consolidated financial condition or results of operations.

Receivables — A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (ASU 2011-02)

In April 2011, the FASB issued ASU 2011-02, which amends ASC 310, Receivables. The amendments in this ASU clarify which loan modifications constitute a troubled debt restructuring. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. The ASU will be effective for us on July 1, 2011, and must be applied retrospectively to modifications made subsequent to the beginning of the annual period of adoption, which is January 1, 2011, for us.

If, as a result of applying these amendments, we identify receivables that are newly considered impaired, we are required to apply the measurement portion of the amendments to these newly identified impairments at the end of the reporting period of adoption. We will also be required to disclose the total amount of receivables and the allowance for credit losses as of the end of the period of adoption related to those receivables that are newly considered impaired for which impairment was previously measured under ASC 450-20, Contingencies — Loss Contingencies.

Early adoption is permitted. We have not yet determined the impact upon adoption.

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

Select Insurance Operations

During 2009, we committed to sell the U.K. consumer property and casualty insurance business, which provides vehicle and home insurance through a number of distribution channels including independent agents, affinity groups, and the internet. In April 2011, we entered into a definitive sales agreement and expect to complete the sale during the second or third quarter of 2011.

Select International Automotive Finance Operations

We completed the sale of our Ecuador operations during the first quarter of 2011. We expect to complete the sale of our Venezuela operations during 2011.

Select Financial Information

The pretax income or loss recognized for the discontinued operations, including the direct costs to transact a sale, could differ from the ultimate sales price due to the fluidity of ongoing negotiations, price volatility, changing interest rates, changing foreign-currency rates, and future economic conditions.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Selected financial information of discontinued operations is summarized below.

	Three months ended March 31,
($ in millions)	2011	2010
Select Insurance operations
Total net revenue	$56	$239
Pretax income including direct costs to transact a sale (a)	7	—
Tax expense	—	4
Select International operations
Total net revenue	$5	$41
Pretax (loss) income including direct costs to transact a sale (a)	(31)	4
Tax expense	—	8
Select Mortgage — Legacy and Other operations
Total net revenue	$—	$28
Pretax income including direct costs to transact a sale	—	13
Tax expense	—	—
Select Commercial Finance operations
Total net revenue	$—	$8
Pretax income including direct costs to transact a sale	—	10
Tax expense	—	4

(a)	Includes certain income tax activity recognized by Corporate and Other.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Held-for-sale Operations

The assets and liabilities of operations held-for-sale are summarized below.

March 31, 2011 ($ in millions)	Select Insurance operations (a)	Select International operations (b)		Total held-for-sale operations
Assets
Cash and cash equivalents
Noninterest-bearing	$4	$58		$62
Interest-bearing	61	19		80

Total cash and cash equivalents	65	77		142
Investment securities	384	—		384
Finance receivables and loans, net
Finance receivables and loans, net	—	19		19
Allowance for loan losses	—	(1)		(1)

Total finance receivables and loans, net	—	18		18
Premiums receivable and other insurance assets	190	—		190
Other assets	142	2		144
Impairment on assets of held-for-sale operations	(221)	(134	)(c)	(355)

Total assets	$560	$(37)		$523

Liabilities
Interest-bearing deposit liabilities	$—	$5		$5
Unearned insurance premiums and service revenue	125	—		125
Reserves for insurance losses and loss adjustment expenses	382	—		382
Accrued expenses and other liabilities	33	1		34

Total liabilities	$540	$6		$546

December 31, 2010
Assets
Cash and cash equivalents
Noninterest-bearing	$5	$14		$19
Interest-bearing	—	33		33

Total cash and cash equivalents	5	47		52
Investment securities	435	—		435
Finance receivables and loans, net
Finance receivables and loans, net	—	242		242
Allowance for loan losses	—	(3)		(3)

Total finance receivables and loans, net	—	239		239
Premiums receivable and other insurance assets	169	—		169
Other assets	138	16		154
Impairment on assets of held-for-sale operations	(224)	(135	) (c)	(359)

Total assets	$523	$167		$690

Liabilities
Interest-bearing deposit liabilities	$—	$6		$6
Short-term borrowings	—	47		47
Long-term debt	—	115		115
Interest payable	—	2		2
Unearned insurance premiums and service revenue	115	—		115
Reserves for insurance losses and loss adjustment expenses	362	—		362
Accrued expenses and other liabilities	33	—		33

Total liabilities	$510	$170		$680

(a)	Includes the U.K. consumer property and casualty insurance business.
(b)	The balances at March 31, 2011, include the International Automotive Finance operation of Venezuela. The balances at December 31, 2010, include the International Automotive Finance operations of Ecuador and Venezuela.
(c)	Includes $94 million of unfavorable accumulated translation adjustments at both March 31, 2011, and December 31, 2010.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3.	Other Income, Net of Losses

Details of other income, net of losses, were as follows.

	Three months ended March 31,
($ in millions)	2011	2010
Mortgage processing fees and other mortgage income	$44	$54
Remarketing fees	37	31
Late charges and other administrative fees	33	37
Income from equity-method investments	22	12
Full-service leasing fees	15	28
Real estate services, net	—	6
Fair value adjustment on derivatives (a)	(14)	(55)
Change due to fair value option elections (b)	(17)	(73)
Other, net	96	42

Total other income, net of losses	$216	$82

(a)	Refer to Note 19 for a description of derivative instruments and hedging activities.
(b)	Refer to Note 21 for a description of fair value option elections.

4.	Other Operating Expenses

Details of other operating expenses were as follows.

	Three months ended March 31,
($ in millions)	2011	2010
Insurance commissions	$125	$146
Technology and communications	120	139
Professional services	68	57
Advertising and marketing	54	24
Lease and loan administration	44	31
Regulatory and licensing fees	37	31
Vehicle remarketing and repossession	36	55
State and local non-income taxes	31	24
Mortgage representation and warranty, net	26	49
Premises and equipment depreciation	26	18
Occupancy	23	26
Full-service leasing vehicle maintenance costs	11	29
Restructuring	(3)	43
Other	174	210

Total other operating expenses	$772	$882

5.	Trading Securities

The fair value for our portfolio of trading securities was as follows.

($ in millions)	March 31, 2011	December 31, 2010
U.S. Treasury	$—	$77
Mortgage-backed residential	75	69
Asset-backed	—	94

Total trading securities	$75	$240

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

6.	Investment Securities

Our portfolio of securities includes bonds, equity securities, asset- and mortgage-backed securities, notes, interests in securitization trusts, and other investments. The cost, fair value, and gross unrealized gains and losses on available-for-sale securities were as follows.

	March 31, 2011				December 31, 2010
	Cost	Gross unrealized		Fair value	Cost	Gross unrealized		Fair value
($ in millions)		gains	losses			gains	losses
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$2,902	$8	$(20)	$2,890	$3,307	$22	$(11)	$3,318
States and political subdivisions	3	—	—	3	3	—	(1)	2
Foreign government	1,309	14	(6)	1,317	1,231	19	(2)	1,248
Mortgage-backed residential (a)	5,920	49	(108)	5,861	5,844	60	(79)	5,825
Asset-backed	2,262	38	(3)	2,297	1,934	15	(1)	1,948
Corporate debt	1,376	13	(10)	1,379	1,537	34	(13)	1,558
Other	489	—	—	489	152	—	(1)	151

Total debt securities (b)	14,261	122	(147)	14,236	14,008	150	(108)	14,050
Equity securities	1,134	69	(38)	1,165	766	60	(30)	796

Total available-for-sale securities (c)	$15,395	$191	$(185)	$15,401	$14,774	$210	$(138)	$14,846

(a)	Residential mortgage-backed securities include agency-backed bonds totaling $4,208 million and $4,503 million at March 31, 2011, and December 31, 2010, respectively.
(b)	In connection with certain borrowings and letters of credit relating to certain assumed reinsurance contracts, $57 million and $153 million of primarily U.K. Treasury securities were pledged as collateral at March 31, 2011, and December 31, 2010, respectively.
(c)	Certain entities related to our Insurance operations are required to deposit securities with state regulatory authorities. These deposited securities totaled $15 million and $12 million at March 31, 2011, and December 31, 2010, respectively.

The maturity distribution of available-for-sale debt securities outstanding is summarized in the following tables. Prepayments may cause actual maturities to differ from scheduled maturities.

	Total		Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years (a)
March 31, 2011 ($ in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Fair value of available-for-sale debt securities (b)
U.S. Treasury and federal agencies	$2,890	1.3%	$97	0.6%	$2,693	1.2%	$100	3.7%	$—	—%
States and political subdivisions	3	8.7	—	—	—	—	—	—	3	8.7
Foreign government	1,317	3.4	20	3.2	1,103	3.3	193	3.7	1	4.1
Mortgage-backed residential	5,861	3.3	—	—	3	6.3	55	4.5	5,803	3.3
Asset-backed	2,297	2.7	87	2.6	1,149	2.2	443	2.5	618	3.8
Corporate debt	1,379	4.3	22	5.4	557	3.6	653	5.0	147	4.0
Other	489	1.4	489	1.4	—	—	—	—	—	—

Total available-for-sale debt securities	$14,236	2.9	$715	1.6	$5,505	2.1	$1,444	3.9	$6,572	3.4

Amortized cost of available-for-sale debt securities	$14,261		$714		$5,498		$1,438		$6,611

(a)	Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment options.
(b)	Yields on tax-exempt obligations are computed on a tax-equivalent basis.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Total		Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years (a)
December 31, 2010 ($ in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Fair value of available-for-sale debt securities (b)
U.S. Treasury and federal agencies	$3,318	1.4%	$124	1.2%	$3,094	1.3%	$100	3.7%	$—	—%
States and political subdivisions	2	8.7	—	—	—	—	—	—	2	8.7
Foreign government	1,248	3.1	7	2.2	1,092	3.1	149	3.5	—	—
Mortgage-backed residential	5,825	3.8	—	—	57	3.2	64	4.4	5,704	3.8
Asset-backed	1,948	2.5	—	—	1,146	2.2	500	2.4	302	4.0
Corporate debt	1,558	3.9	22	5.7	811	3.5	593	4.3	132	4.0
Other	151	1.5	151	1.5	—	—	—	—	—	—

Total available-for-sale debt securities	$14,050	3.0	$304	1.7	$6,200	2.1	$1,406	3.5	$6,140	3.8

Amortized cost of available-for-sale debt securities	$14,008		$305		$6,152		$1,388		$6,163

(a)	Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment options.
(b)	Yields on tax-exempt obligations are computed on a tax-equivalent basis.

The balances of cash equivalents were $5.4 billion and $5.3 billion at March 31, 2011, and December 31, 2010, respectively, and were composed primarily of money market accounts and short-term securities, including U.S. Treasury bills.

The following table presents gross gains and losses realized upon the sales of available-for-sale securities. During the three months ended March 31, 2011 and 2010, we did not recognize other-than-temporary impairment on available-for-sale securities.

	Three months ended March 31,
($ in millions)	2011	2010
Gross realized gains	$94	$151
Gross realized losses	(10)	(8)

Net realized gains	$84	$143

The following table presents interest and dividends on available-for-sale securities.

	Three months ended March 31,
($ in millions)	2011	2010
Taxable interest	$99	$90
Taxable dividends	5	3
Interest and dividends exempt from U.S. federal income tax	—	6

Total interest and dividends on available-for-sale securities	$104	$99

The table below summarizes available-for-sale securities in an unrealized loss position in accumulated other comprehensive income. Based on the methodology described below that was applied to these securities, we believe that the unrealized losses relate to factors other than credit losses in the current market environment. As of March 31, 2011, we did not have the intent to sell the debt securities with an unrealized loss position in accumulated other comprehensive income, and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. As of March 31, 2011, we had the ability and intent to hold equity securities with an unrealized loss position in accumulated other comprehensive income. As a result, we believe that the securities with an unrealized loss position in accumulated other

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

comprehensive income are not considered to be other-than-temporarily impaired at March 31, 2011. Refer to Note 1 to the Consolidated Financial Statements in our 2010 Annual Report on Form 10-K for additional information related to investment securities and our methodology for evaluating potential other-than-temporary impairments.

	March 31, 2011				December 31, 2010
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
($ in millions)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$1,647	$(20)	$—	$—	$702	$(11)	$—	$—
States and political subdivisions	2	—	—	—	2	(1)	—	—
Foreign government	729	(6)	—	—	323	(2)	—	—
Mortgage-backed residential	3,623	(107)	11	(1)	3,159	(77)	11	(2)
Asset-backed	336	(3)	1	—	238	(1)	2	—
Corporate debt	646	(10)	6	—	653	(13)	5	—
Other	83	—	—	—	80	(1)	—	—

Total temporarily impaired debt securities	7,066	(146)	18	(1)	5,157	(106)	18	(2)
Temporarily impaired equity securities	411	(34)	44	(4)	250	(27)	26	(3)

Total temporarily impaired available-for-sale securities	$7,477	$(180)	$62	$(5)	$5,407	$(133)	$44	$(5)

7.	Loans Held-for-sale, Net

The composition of loans held-for-sale, net, was as follows.

	March 31, 2011			December 31, 2010
($ in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total
Consumer mortgage
1st Mortgage	$6,605	$74	$6,679	$10,191	$364	$10,555
Home equity	811	—	811	856	—	856

Total consumer mortgage (a)	7,416	74	7,490	11,047	364	11,411
Commercial
Commercial and industrial
Other	6	—	6	—	—	—

Total commercial	6	—	6	—	—	—

Total loans held-for-sale (b)	$7,422	$74	$7,496	$11,047	$364	$11,411

(a)	Fair value option-elected domestic consumer mortgages were $2.9 billion and $6.4 billion at March 31, 2011, and December 31, 2010, respectively. Refer to Note 21 for additional information.
(b)	Totals are net of unamortized premiums and discounts and deferred fees and costs of $243 million and $161 million at March 31, 2011, and December 31, 2010, respectively.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table summarizes held-for-sale mortgage loans reported at carrying value by higher-risk loan type.

($ in millions)	March 31, 2011	December 31, 2010
High original loan-to-value (greater than 100%) mortgage loans	$323	$331
Payment-option adjustable-rate mortgage loans	16	16
Interest-only mortgage loans	430	481
Below-market rate (teaser) mortgages	134	151

Total (a)	$903	$979

(a)	The majority of these loans are held by our Mortgage Legacy Portfolio and Other operations at March 31, 2011, and December 31, 2010.

8.	Finance Receivables and Loans, Net

The composition of finance receivables and loans, net, reported at carrying value before allowance for loan losses was as follows.

	March 31, 2011			December 31, 2010
($ in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total
Consumer automobile	$39,903	$16,965	$56,868	$34,604	$16,650	$51,254
Consumer mortgage
1st Mortgage	6,893	328	7,221	6,917	390	7,307
Home equity	3,347	—	3,347	3,441	—	3,441

Total consumer mortgage	10,240	328	10,568	10,358	390	10,748
Commercial
Commercial and industrial
Automobile	24,716	9,222	33,938	24,944	8,398	33,342
Mortgage	820	40	860	1,540	41	1,581
Other	1,596	295	1,891	1,795	312	2,107
Commercial real estate
Automobile	2,090	220	2,310	2,071	216	2,287
Mortgage	—	53	53	1	78	79

Total commercial	29,222	9,830	39,052	30,351	9,045	39,396
Loans at fair value (a)	645	326	971	663	352	1,015

Total finance receivables and loans (b)	$80,010	$27,449	$107,459	$75,976	$26,437	$102,413

(a)	Includes domestic consumer mortgages at fair value as a result of fair value option election. Refer to Note 21 for additional information.
(b)	Totals are net of unearned income, unamortized premiums and discounts, and deferred fees and costs of $2.9 billion at both March 31, 2011, and December 31, 2010, respectively.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans.

($ in millions)	Consumer automobile	Consumer mortgage	Commercial	Total
Allowance at January 1, 2011	$970	$580	$323	$1,873
Charge-offs
Domestic	(139)	(60)	(6)	(205)
Foreign	(42)	—	(31)	(73)

Total charge-offs	(181)	(60)	(37)	(278)

Recoveries
Domestic	50	3	6	59
Foreign	19	—	11	30

Total recoveries	69	3	17	89

Net charge-offs	(112)	(57)	(20)	(189)
Provision for loan losses	53	40	20	113
Other	5	—	4	9

Allowance at March 31, 2011	$916	$563	$327	$1,806

Allowance for loan losses
Individually evaluated for impairment	$—	$98	$103	$201
Collectively evaluated for impairment	900	465	224	1,589
Loans acquired with deteriorated credit quality	16	—	—	16
Finance receivables and loans at historical cost
Ending balance	56,868	10,568	39,052	106,488
Individually evaluated for impairment	—	529	1,164	1,693
Collectively evaluated for impairment	56,724	10,039	37,888	104,651
Loans acquired with deteriorated credit quality	144	—	—	144

($ in millions)	Consumer automobile	Consumer mortgage	Commercial	Total
Allowance at January 1, 2010	$1,024	$640	$781	$2,445
Cumulative effect of change in accounting principles (a)	222	—	—	222
Charge-offs
Domestic	(289)	(32)	(61)	(382)
Foreign	(56)	(2)	(4)	(62)

Total charge-offs	(345)	(34)	(65)	(444)

Recoveries
Domestic	105	4	4	113
Foreign	15	—	—	15

Total recoveries	120	4	4	128

Net charge-offs	(225)	(30)	(61)	(316)
Provision for loan losses	108	18	18	144
Discontinued operations	2	(1)	—	1
Other	(11)	7	(12)	(16)

Allowance at March 31, 2010	$1,120	$634	$726	$2,480

Allowance for loan losses
Individually evaluated for impairment	$—	$94	$434	$528
Collectively evaluated for impairment	1,090	540	292	1,922
Loans acquired with deteriorated credit quality	30	—	—	30
Finance receivables and loans at historical cost
Ending balance	38,114	11,242	37,112	86,468
Individually evaluated for impairment	—	336	1,852	2,188
Collectively evaluated for impairment	37,865	10,906	35,260	84,031
Loans acquired with deteriorated credit quality	249	—	—	249

(a)	Effect of change in accounting principle due to adoption of ASU 2009-17.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Loans are considered impaired when we determine it is probable that we will be unable to collect all amounts due according to the terms of the loan agreement.

The following table presents information about our impaired finance receivables and loans.

($ in millions)	Unpaid principal balance	Carrying value before allowance	Impaired with no allowance	Impaired with an allowance	Allowance for impaired loans
March 31, 2011
Consumer mortgage
1st Mortgage	$446	$440	$—	$440	$55
Home equity	88	89	—	89	42

Total consumer mortgage	534	529	—	529	97
Commercial
Commercial and industrial
Automobile	333	333	35	298	16
Mortgage	43	43	3	40	15
Other	122	119	21	98	39
Commercial real estate
Automobile	150	150	78	72	31
Mortgage	49	49	13	36	2

Total commercial	697	694	150	544	103

Total consumer and commercial	$1,231	$1,223	$150	$1,073	$200

December 31, 2010
Consumer mortgage
1st Mortgage	$410	$404	$—	$404	$59
Home equity	82	83	—	83	40

Total consumer mortgage	492	487	—	487	99
Commercial
Commercial and industrial
Automobile	340	356	33	323	23
Mortgage	44	40	—	40	14
Other	135	133	20	113	51
Commercial real estate
Automobile	206	197	108	89	29
Mortgage	71	71	28	43	10

Total commercial	796	797	189	608	127

Total consumer and commercial	$1,288	$1,284	$189	$1,095	$226

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents average balance and interest income for our impaired finance receivables and loans.

	2011		2010
Three months ended March 31, ($ in millions)	Average balance	Interest income	Average balance	Interest income
Consumer mortgage
1st Mortgage	$423	$4	$247	$2
Home equity	85	1	43	1

Total consumer mortgage	508	5	290	3
Commercial
Commercial and industrial
Automobile	336	—	414	—
Mortgage	42	5	—	—
Other	128	1	961	—
Commercial real estate
Automobile	178	—	284	—
Mortgage	63	1	256	1

Total commercial	747	7	1,915	1

Total consumer and commercial	$1,255	$12	$2,205	$4

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

At March 31, 2011, and December 31, 2010, commercial commitments to lend additional funds to debtors owing receivables whose terms had been modified in a troubled debt restructuring were $11 million and $15 million, respectively.

The following table presents an analysis of our past due finance receivables and loans.

($ in millions)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total finance receivables and loans
March 31, 2011
Consumer automobile	$688	$129	$176	$993	$55,875	$56,868
Consumer mortgage
1st Mortgage	110	57	185	352	6,869	7,221
Home equity	20	9	11	40	3,307	3,347

Total consumer mortgage	130	66	196	392	10,176	10,568
Commercial
Commercial and industrial
Automobile	—	3	57	60	33,878	33,938
Mortgage	3	—	40	43	817	860
Other	—	—	6	6	1,885	1,891
Commercial real estate
Automobile	2	—	64	66	2,244	2,310
Mortgage	—	—	49	49	4	53

Total commercial	5	3	216	224	38,828	39,052

Total consumer and commercial	$823	$198	$588	$1,609	$104,879	$106,488

December 31, 2010
Consumer automobile	$828	$175	$197	$1,200	$50,054	$51,254
Consumer mortgage
1st Mortgage	115	67	205	387	6,920	7,307
Home equity	20	12	13	45	3,396	3,441

Total consumer mortgage	135	79	218	432	10,316	10,748
Commercial
Commercial and industrial
Automobile	21	19	85	125	33,217	33,342
Mortgage	—	36	4	40	1,541	1,581
Other	—	—	20	20	2,087	2,107
Commercial real estate
Automobile	—	4	78	82	2,205	2,287
Mortgage	—	—	71	71	8	79

Total commercial	21	59	258	338	39,058	39,396

Total consumer and commercial	$984	$313	$673	$1,970	$99,428	$101,398

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the carrying amount of our finance receivables and loans on nonaccrual status.

($ in millions)	March 31, 2011	December 31, 2010
Consumer automobile	$187	$207
Consumer mortgage
1st Mortgage	367	500
Home equity	45	61

Total consumer mortgage	412	561
Commercial
Commercial and industrial
Automobile	284	296
Mortgage	43	40
Other	119	134
Commercial real estate
Automobile	150	199
Mortgage	49	71

Total commercial	645	740

Total consumer and commercial	$1,244	$1,508

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

	March 31, 2011			December 31, 2010
($ in millions)	Performing	Nonperforming	Total	Performing	Nonperforming	Total
Consumer automobile	$56,681	$187	$56,868	$51,047	$207	$51,254
Consumer mortgage
1st Mortgage	6,854	367	7,221	6,807	500	7,307
Home equity	3,302	45	3,347	3,380	61	3,441

Total consumer mortgage	$10,156	$412	$10,568	$10,187	$561	$10,748

The following table presents pass and criticized credit quality indicators based on regulatory definitions for our commercial finance receivables and loans.

	March 31, 2011			December 31, 2010
($ in millions)	Pass	Criticized (a)	Total	Pass	Criticized (a)	Total
Commercial
Commercial and industrial
Automobile	$31,602	$2,336	$33,938	$31,254	$2,088	$33,342
Mortgage	804	56	860	1,504	77	1,581
Other	959	932	1,891	1,041	1,066	2,107
Commercial real estate
Automobile	2,021	289	2,310	2,013	274	2,287
Mortgage	1	52	53	—	79	79

Total commercial	$35,387	$3,665	$39,052	$35,812	$3,584	$39,396

(a)	Includes loans classified as special mention, substandard, or doubtful. These classifications are based on regulatory definitions and generally represent loans within our portfolio that are of higher default risk.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

9.	Investment in Operating Leases, Net

Investments in operating leases were as follows.

($ in millions)	March 31, 2011	December 31, 2010
Vehicles and other equipment	$12,355	$13,571
Accumulated depreciation	(3,457)	(4,443)

Investment in operating leases, net	$8,898	$9,128

Depreciation expense on operating lease assets includes remarketing gains and losses recognized on the sale of operating lease assets. The following summarizes the components of depreciation expense on operating lease assets.

	Three months ended March 31,
($ in millions)	2011	2010
Depreciation expense on operating lease assets (excluding remarketing gains)	$403	$840
Gross remarketing gains	(118)	(184)

Depreciation expense on operating lease assets	$285	$656

10.	Securitizations and Variable Interest Entities

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

Securitizations

We provide a wide range of consumer and commercial automobile loans, operating leases, and mortgage loan products to a diverse customer base. We often securitize these loans and leases (which we collectively describe as loans or financial assets) through the use of securitization entities, which may or may not be consolidated on our Condensed Consolidated Balance Sheet. We securitize consumer and commercial automobile loans through private-label securitizations. We securitize consumer mortgage loans through either the GSEs or nonagency mortgages securitization. During the three months ended March 31, 2011 and 2010, our consumer mortgage loans were primarily securitized through the GSEs.

In executing a securitization transaction, we typically sell pools of financial assets to a wholly owned, bankruptcy-remote SPE, which then transfers the financial assets to a separate, transaction-specific securitization entity for cash, servicing rights, and in some transactions, other retained interests. The securitization entity is funded through the issuance of beneficial interests in the securitized financial assets. The beneficial interests take the form of either notes or trust certificates, which are sold to investors and/or retained by us. These beneficial interests are collateralized by the transferred loans and entitle the investors to specified cash flows generated from the securitized loans. In the aggregate, these beneficial interests have the same average life as the transferred financial assets. In addition to providing a source of liquidity and cost-efficient funding, securitizing these financial assets also reduces our credit exposure to the borrowers beyond any economic interest we may retain. We securitize conforming residential mortgage loans through GSE securitizations and nonconforming mortgage loans through nonagency securitizations.

Each securitization is governed by various legal documents that limit and specify the activities of the securitization entity. The securitization entity is generally allowed to acquire the loans, to issue beneficial interests to investors to fund the

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

acquisition of the loans, and to enter into derivatives or other yield maintenance contracts (e.g., bond insurance) to hedge or mitigate certain risks related to the financial assets or beneficial interests of the entity. Additionally, the securitization entity is required to service the assets it holds and the beneficial interests it issues. A servicer, who is generally us, is appointed pursuant to the underlying legal documents to perform these functions. Servicing functions include, but are not limited to, making certain payments of property taxes and insurance premiums, default and property maintenance payments, as well as advancing principal and interest payments before collecting them from individual borrowers. Our servicing responsibilities, which constitute continued involvement in the transferred financial assets, consist of primary servicing (i.e., servicing the underlying transferred financial assets) and/or master servicing (i.e., servicing the beneficial interests that result from the securitization transactions). Certain securitization entities also require the servicer to advance scheduled principal and interest payments due on the beneficial interests issued by the entity regardless of whether cash payments are received on the underlying transferred financial assets. Accordingly, we are required to provide these servicing advances when applicable. Refer to Note 11 for additional information regarding our servicing rights.

The GSEs provide a guarantee of the payment of principal and interest on the beneficial interests issued in securitizations. In private-label securitizations, cash flows from the assets initially transferred into the securitization entity represent the sole source for payment of distributions on the beneficial interests issued by the securitization entity and for payments to the parties that perform services for the securitization entity, such as the servicer or the trustee. In certain nonagency securitization transactions, a liquidity facility may exist to provide temporary liquidity to the entity. The liquidity provider generally is reimbursed prior to other parties in subsequent distribution periods. Monoline insurance may also exist to cover certain shortfalls to certain investors in the beneficial interests issued by the securitization entity. As noted above, in certain nonagency securitizations, the servicer is required to advance scheduled principal and interest payments due on the beneficial interests regardless of whether cash payments are received on the underlying transferred financial assets. The servicer is allowed to reimburse itself for these servicing advances. Additionally, certain nonagency securitization transactions may allow for the acquisition of additional loans subsequent to the initial loan transfer. Principal collections on other loans and/or the issuance of new beneficial interests, such as variable funding notes, generally fund these loans; we are often contractually required to invest in these new interests.

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

Other than our customary representation and warranty provisions, these securitizations are nonrecourse to us, thereby transferring the risk of future credit losses to the extent the beneficial interests in the securitization entities are held by third parties. Our obligation to provide support is limited to the customary representation and warranty provisions. Representation and warranty provisions generally require us to repurchase loans or indemnify the investor for incurred losses to the extent it is determined that the loans were ineligible or were otherwise defective at the time of sale. Refer to Note 24 for detail on representation and warranty provisions. We did not provide any noncontractual financial support to any of these entities during the three months ended March 31, 2011 and 2010.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Other Variable Interest Entities

Servicer Advance Funding Entity

To assist in the financing of our servicer advance receivables, we formed an SPE that issues term notes to third-party investors that are collateralized by servicer advance receivables. These servicer advance receivables are transferred to the SPE and consist of delinquent principal and interest advances we made as servicer to various investors; property taxes and insurance premiums advanced to taxing authorities and insurance companies on behalf of borrowers; and amounts advanced for mortgages in foreclosure. The SPE funds the purchase of the receivables through financing obtained from the third-party investors and subordinated loans or an equity contribution from our mortgage activities. This SPE is consolidated on our balance sheet at March 31, 2011, and December 31, 2010. The beneficial interest holder of this SPE does not have legal recourse to our general credit. We do not have a contractual obligation to provide any type of financial support in the future, nor have we provided noncontractual financial support to the entity during the three months ended March 31, 2011 and 2010.

Other

In 2010, we sold a portfolio of resort finance-backed receivables to a third party that financed the acquisition through an SPE. We provided seller financing for the purchase of these assets and also hold a contingent value right in the SPE, which were both recorded at fair value. We do not consolidate the SPE because we have no control over the activities of the SPE.

We have involvements with various other on-balance sheet, immaterial SPEs. Most of these SPEs are used for additional liquidity whereby we sell certain financial assets into the VIE and issue beneficial interests to third parties for cash.

We also provide long-term guarantee contracts to certain nonconsolidated affordable housing entities. Since we do not have control over the entities or the power to make decisions, we do not consolidate the entities and our involvement is limited to the guarantee.

Involvement with Variable Interest Entities

The determination of whether financial assets transferred by us to these VIEs (and related liabilities) are consolidated on our balance sheet (also referred to as on-balance sheet) or not consolidated on our balance sheet (also referred to as off-balance sheet) depends on the terms of the related transaction and our continuing involvement (if any) with the SPE. Subsequent to the adoption of ASU 2009-17 on January 1, 2010, we are deemed the primary beneficiary and therefore consolidate VIEs for which we have both (a) the power, through voting rights or similar rights, to direct the activities that most significantly impact the VIE’s economic performance, and (b) a variable interest (or variable interests) that (i) obligates us to absorb losses that could potentially be significant to the VIE and/or (ii) provides us the right to receive residual returns of the VIE that could potentially be significant to the VIE. We determine whether we hold a significant variable interest in a VIE based on a consideration of both qualitative and quantitative factors regarding the nature, size, and form of our involvement with the VIE. We assess whether we are the primary beneficiary of a VIE on an ongoing basis.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Our involvement with consolidated and nonconsolidated VIEs in which we hold variable interests is presented below.

($ in millions)	Consolidated involvement with VIEs		Assets of nonconsolidated VIEs (a)		Maximum exposure to loss in nonconsolidated VIEs
March 31, 2011
On-balance sheet variable interest entities
Consumer automobile	$21,257		$—		$—
Consumer mortgage — nonagency	1,308		—		—
Commercial automobile	17,886		—		—
Other	976		—		—
Off-balance sheet variable interest entities
Consumer mortgage — Ginnie Mae	2,889	(b)	42,007		42,007	(c)
Consumer mortgage — CMHC	103	(b)	4,751		103	(d)
Consumer mortgage — nonagency	186	(b)	5,232		5,232	(c)
Consumer mortgage — other	—		—	(e)	—	(e)
Commercial other	440	(f)	—	(g)	649

Total	$45,045		$51,990		$47,991

December 31, 2010
On-balance sheet variable interest entities
Consumer automobile	$20,064		$—		$—
Consumer mortgage — nonagency	1,397		—		—
Commercial automobile	15,114		—		—
Other	1,035		—		—
Off-balance sheet variable interest entities
Consumer mortgage — Ginnie Mae	2,909	(b)	43,595		43,595	(c)
Consumer mortgage — CMHC	124	(b)	4,222		124	(d)
Consumer mortgage — nonagency	183	(b)	5,371		5,371	(c)
Commercial other	483	(f)	—	(g)	698

Total	$41,309		$53,188		$49,788

(a)	Asset values represent the current unpaid principal balance of outstanding consumer finance receivables and loans within the VIEs.
(b)	Includes $2.4 billion and $2.5 billion classified as mortgage loans held-for-sale, $138 million and $162 million classified as trading securities or other assets, and $621 million and $569 million classified as MSRs at March 31, 2011, and December 31, 2010, respectively. CMHC is the Canada Mortgage and Housing Corporation.
(c)	Maximum exposure to loss represents the current unpaid principal balance of outstanding loans based on our customary representation and warranty provisions. This measure is based on the unlikely event that all of the loans have underwriting defects or other defects that trigger a representation and warranty provision and the collateral supporting the loans are worthless. This required disclosure is not an indication of our expected loss.
(d)	Due to combination of the credit loss insurance on the mortgages and the guarantee by CMHC on the issued securities, the maximum exposure to loss would be limited to the amount of the retained interests. Additionally, the maximum loss would occur only in the event that CMHC dismisses ResMor as servicer of the loans due to servicer performance or insolvency.
(e)	Includes a VIE for which we have no management oversight and therefore we are not able to provide the total assets of the VIE. However, in March 2011 we sold excess servicing rights valued at $266 million to the VIE. Our maximum exposure to loss in this VIE is a component of servicer advances made that are allocated to the trust. No servicer advances have been made to the trust at March 31, 2011, and the amount of maximum exposure does not consider advances that may be made in future periods, as they cannot be reliably predicted.
(f)	Includes $472 million and $515 million classified as finance receivables and loans, net, and $20 million and $20 million classified as other assets, offset by $52 million and $52 million classified as accrued expenses and other liabilities at March 31, 2010, and December 31, 2010, respectively.
(g)	Includes VIEs for which we have no management oversight and therefore we are not able to provide the total assets of the VIEs. However, in 2010 we sold loans with an unpaid principal balance of $1.5 billion into these VIEs.

On-balance Sheet Variable Interest Entities

We engage in securitization and other financing transactions that do not qualify for off-balance sheet treatment. In these situations, we hold beneficial interests or other interests in the VIE, which represent a form of significant continuing economic

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

interest. The interests held include, but are not limited to, senior or subordinate mortgage- or asset-backed securities, interest-only strips, principal-only strips, residuals, and servicing rights. Certain of these retained interests provide credit enhancement to the securitization entity as they may absorb credit losses or other cash shortfalls. Additionally, the securitization documents may require cash flows to be directed away from certain of our retained interests due to specific over-collateralization requirements, which may or may not be performance-driven. Because these securitization entities are consolidated, these retained interests and servicing rights are not recognized as separate assets on our Condensed Consolidated Balance Sheet.

Subsequent to adoption of ASU 2009-17 as of January 1, 2010, we consolidated certain of these entities because we had a controlling financial interest in the VIE, primarily due to our servicing activities, and because we hold a significant variable interest in the VIE. Under ASC 810, as amended by ASU 2009-17, we are generally the primary beneficiary of automobile securitization entities, as well as certain mortgage nonagency securitization entities for which we perform servicing activities and have retained a significant variable interest in the form of a beneficial interest. In cases where we did not meet sale accounting under previous guidance, unless we have made modifications to the overall transaction, we do not meet sale accounting under current guidance as we are not permitted to revisit sale accounting guidelines under the current guidance. In cases where substantive modifications are made, we then reassess the transaction under the amended guidance, based on the new circumstances.

The consolidated VIEs included in the Condensed Consolidated Balance Sheet represent separate entities with which we are involved. The third-party investors in the obligations of consolidated VIEs have legal recourse only to the assets of the VIEs and do not have such recourse to us, except for the customary representation and warranty provisions or when we are the counterparty to certain derivative transactions involving the VIE. In addition, the cash flows from the assets are restricted only to pay such liabilities. Thus, our economic exposure to loss from outstanding third-party financing related to consolidated VIEs is significantly less than the carrying value of the consolidated VIE assets. All assets are restricted for the benefit of the beneficial interest holders. Refer to Note 21 for discussion of the assets and liabilities for which the fair value option has been elected.

Off-balance Sheet Variable Interest Entities

The nature, purpose, and activities of nonconsolidated securitization entities are similar to those of our consolidated securitization entities with the primary difference being the nature and extent of our continuing involvement. The cash flows from the assets of nonconsolidated securitization entities generally are the sole source of payment on the securitization entities’ liabilities. The creditors of these securitization entities have no recourse to us with the exception of market customary representation and warranty provisions as described in Note 24.

Subsequent to the adoption of ASU 2009-17 as of January 1, 2010, nonconsolidated VIEs include entities for which we either do not hold significant variable interests or do not provide servicing or asset management functions for the financial assets held by the securitization entity. Additionally, to qualify for off-balance sheet treatment, transfers of financial assets must meet the sale accounting conditions in ASC 860. Our residential mortgage loan securitizations consist of GSEs and nonagency securitizations. Under ASU 2009-17, we are not the primary beneficiary of any GSE loan securitization transaction because we do not have the power to direct the significant activities of such entities. Additionally, under ASU 2009-17, we do not consolidate certain nonagency mortgage securitizations because we do not have a variable interest that could potentially be significant or we do not have power to direct the activities that most significantly impact the performance of the VIE.

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

Three months ended March 31, ($ in millions)	2011	2010
Consumer mortgage — GSEs	$(3)	$182
Consumer mortgage — nonagency	(1)	3

Total pretax (loss) gain	$(4)	$185

The following table summarizes cash flows received from and paid related to securitization entities, asset-backed financings, or other similar transfers of financial assets where the transfer is accounted for as a sale and we have a continuing involvement with the transferred assets (e.g., servicing) that were outstanding during the three months ended March 31, 2011 and 2010. Additionally, this table contains information regarding cash flows received from and paid to nonconsolidated securitization entities that existed during each period.

Three months ended March 31, ($ in millions)	Consumer mortgage GSEs	Consumer mortgage nonagency
2011
Cash proceeds from transfers completed during the period	$15,153	$595
Cash flows received on retained interests in securitization entities	—	20
Servicing fees	220	43
Purchases of previously transferred financial assets	(554)	(7)
Representations and warranties obligations	(44)	—
Other cash flows	70	62

2010
Cash proceeds from transfers completed during the period	$14,497	$200
Cash flows received on retained interests in securitization entities	—	17
Servicing fees	192	51
Purchases of previously transferred financial assets	(407)	(8)
Representations and warranties obligations	(148)	(1)
Other cash flows	11	(2)

For consumer mortgage nonagency transactions, the following table summarizes the key economic assumptions and the sensitivity of the fair value of retained interests to immediate 10% and 20% adverse changes in those assumptions.

($ in millions)	March 31, 2011 (a)	December 31, 2010 (a)
Carrying value / fair value of retained interests (b)	$138	$162
Weighted average life (in years)	1.9–7.8	0.1–11.6
Annual prepayment rate	2.2–64.8%WAM	2.4–48.1%WAM
Impact of 10% adverse change	$—	$(2)
Impact of 20% adverse change	—	(3)
Loss assumption (c)	0.0–46.2%	0.0–46.4%
Impact of 10% adverse change	$—	$—
Impact of 20% adverse change	—	—
Discount rate	4.0–80.0%	0.3–80.0%
Impact of 10% adverse change	$(3)	$(2)
Impact of 20% adverse change	(5)	(4)
Market interest rate	0.3–3.2%	0.3–4.1%
Impact of 10% adverse change	$—	$—
Impact of 20% adverse change	—	(1)

(a)	There were no retained interests in consumer or commercial automobile off-balance sheet securitizations at March 31, 2011, or December 31, 2010.
(b)	These amounts are recorded in trading securities or other assets at fair value. Refer to Note 21 for fair value valuation methods.
(c)	The range of loss assumptions includes the constant prepayment rate related to balloon resets.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

These sensitivities are hypothetical and should be viewed with caution. Changes in fair value based on a 10% and 20% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another (e.g., increased market interest rates may result in lower prepayments and increased credit losses), which may magnify or counteract the sensitivities. Further, these sensitivities show only the change in the asset balances and do not show any expected change in the fair value of the instruments used to manage the interest rate and prepayment risks associated with these assets. Refer to Note 11 for further detail on sensitivities related to our mortgage servicing rights.The following table represents on-balance sheet loans held-for-sale and finance receivable and loans, off-balance sheet securitizations, and whole-loan sales where we have continuing involvement. The table presents quantitative information about delinquencies and net credit losses. Refer to Note 11 for further detail on total serviced assets.

	Total finance receivables and loans		Amount 60 days or more past due		Net credit losses
					Three months ended
($ in millions)	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010	March 31, 2011	March 31, 2010
On-balance sheet loans
Consumer automobile	$56,868	$51,254	$305	$373	$112	$239
Consumer mortgage (a)	19,029	23,174	3,305	3,437	94	68
Commercial automobile	36,248	35,629	124	186	3	17
Commercial mortgage	913	1,660	89	110	16	41
Commercial other	1,897	2,107	6	20	1	3

Total on-balance sheet loans	114,955	113,824	3,829	4,126	226	368

Off-balance sheet securitization entities
Consumer mortgage — GSEs (b)	256,210	253,192	11,524	13,990	n/m	n/m
Consumer mortgage — nonagency	73,434	73,638	11,976	12,220	1,289	1,380

Total off-balance sheet securitization entities	329,644	326,830	23,500	26,210	1,289	1,380

Whole-loan transactions (c)	36,337	38,212	2,538	2,950	215	349

Total	$480,936	$478,866	$29,867	$33,286	$1,730	$2,097

n/m = not meaningful

(a)	Includes loans subject to conditional repurchase options of $2.3 billion and $2.3 billion guaranteed by the GSEs, and $136 million and $146 million sold to certain nonagency mortgage securitization entities at March 31, 2011, and December 31, 2010, respectively.
(b)	Anticipated credit losses are not meaningful due to the GSE guarantees.
(c)	Whole-loan transactions are not part of a securitization transaction, but represent consumer automobile and consumer mortgage pools of loans sold to nonagency investors.

Changes in Accounting for Variable Interest Entities

For the three months ended March 31, 2011 and 2010, there were no material changes in the accounting for variable interest entities except the initial adoption of ASU 2009-17 on January 1, 2010. Refer to Note 11 to the Consolidated Financial Statements in our 2010 Annual Report on Form 10-K regarding this initial adoption.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

11.	Servicing Activities

Mortgage Servicing Rights

The following table summarizes activity related to MSRs, which are carried at fair value.

Three months ended March 31, ($ in millions)	2011	2010
Estimated fair value at January 1,	$3,738	$3,554
Additions recognized on sale of mortgage loans	184	202
Additions from purchases of servicing rights	2	1
Subtractions from disposition of servicing assets	(266)	—
Changes in fair value
Due to changes in valuation inputs or assumptions used in the valuation model	297	49
Other changes in fair value	(181)	(244)
Decrease due to change in accounting principle	—	(19)

Estimated fair value at March 31,	$3,774	$3,543

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

The key economic assumptions and sensitivity of the fair value of MSRs to immediate 10% and 20% adverse changes in those assumptions were as follows.

($ in millions)	March 31, 2011	December 31, 2010
Weighted average life (in years)	7.2	7.0
Weighted average prepayment speed	9.4%	9.8%
Impact on fair value of 10% adverse change	$(149)	$(155)
Impact on fair value of 20% adverse change	(287)	(295)

Weighted average discount rate	10.7%	12.3%
Impact on fair value of 10% adverse change	$(57)	$(80)
Impact on fair value of 20% adverse change	(112)	(156)

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

Risk Mitigation Activities

The primary risk of our servicing rights is interest rate risk and the resulting impact on prepayments. A significant decline in interest rates could lead to higher-than-expected prepayments that could reduce the value of the MSRs. We economically hedge the impact of these risks with both derivative and nonderivative financial instruments. Refer to Note 19 for additional information regarding the derivative financial instruments used to economically hedge MSRs.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The components of servicing valuation and hedge activities, net, were as follows.

Three months ended March 31, ($ in millions)	2011	2010
Change in estimated fair value of mortgage servicing rights	$117	$(196)
Change in fair value of derivative financial instruments	(204)	63

Servicing valuation and hedge activities, net	$(87)	$(133)

Mortgage Servicing Fees

The components of mortgage servicing fees were as follows.

Three months ended March 31, ($ in millions)	2011	2010
Contractual servicing fees, net of guarantee fees and including subservicing	$270	$257
Late fees	21	20
Ancillary fees	34	47

Total mortgage servicing fees	$325	$324

Mortgage Servicing Advances

In connection with our primary servicing activities (i.e., servicing of mortgage loans), we make certain payments of property taxes and insurance premiums, default and property maintenance payments, as well as advances of principal and interest payments before collecting them from individual borrowers. Servicing advances including contractual interest are priority cash flows in the event of a loan principal reduction or foreclosure and ultimate liquidation of the real estate-owned property, thus making their collection reasonably assured. These servicing advances are included in other assets on the Condensed Consolidated Balance Sheet and totaled $1.8 billion and $1.9 billion at March 31, 2011, and December 31, 2010, respectively. We maintain an allowance for uncollected primary servicing advances of $20 million and $25 million at March 31, 2011, and December 31, 2010, respectively. Our potential obligation is influenced by the loan’s performance and credit quality.

When we act as a subservicer of mortgage loans we perform the responsibilities of a primary servicer but do not own the corresponding primary servicing rights. We receive a fee from the primary servicer for such services. As the subservicer, we would have the same responsibilities of a primary servicer in that we would make certain payments of property taxes and insurance premiums, default and property maintenance, as well as advances of principal and interest payments before collecting them from individual borrowers. At March 31, 2011, and December 31, 2010, outstanding servicer advances related to subserviced loans were $135 million and $140 million, respectively, and we had a reserve for uncollected subservicer advances of $2 million and $1 million, respectively.

In many cases, where we act as master servicer, we also act as primary servicer. In connection with our master-servicing activities, we service the mortgage-backed and mortgage-related asset-backed securities and whole-loan packages sold to investors. As the master servicer, we collect mortgage loan payments from primary servicers and distribute those funds to investors in the mortgage-backed and mortgage-related asset-backed securities and whole-loan packages. As the master servicer, we are required to advance scheduled payments to the securitization trust or whole-loan investors. To the extent the primary servicer does not advance the payments, we are responsible for advancing the payment to the trust or whole-loan investors. Master-servicing advances, including contractual interest, are priority cash flows in the event of a default, thus making their collection reasonably assured. In most cases, we are required to advance these payments to the point of liquidation of the loan or reimbursement of the trust or whole-loan investors. We had outstanding master-servicing advances of $78 million and $90 million at March 31, 2011, and December 31, 2010, respectively. We had no reserve for uncollected master-servicing advances at March 31, 2011, or December 31, 2010.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Serviced Mortgage Assets

The unpaid principal balance of our serviced mortgage assets was as follows.

($ in millions)	March 31, 2011	December 31, 2010
On-balance sheet mortgage loans
Held-for-sale and investment	$18,586	$20,224
Off-balance sheet mortgage loans
Loans sold to third-party investors
Nonagency	61,450	63,685
GSEs	258,351	255,388
Whole-loan	17,547	17,524
Purchased servicing rights	3,748	3,946

Total primary serviced mortgage loans	359,682	360,767
Subserviced mortgage loans	23,386	24,173
Master-servicing-only mortgage loans	10,044	10,548

Total serviced mortgage loans	$393,112	$395,488

Our Mortgage operations that conduct primary and master-servicing activities are required to maintain certain servicer ratings in accordance with master agreements entered into with GSEs. At March 31, 2011, our Mortgage operations were in compliance with the servicer-rating requirements of the master agreements.

In certain domestic securitizations of our Mortgage operations, the surety or other provider of contractual credit support is entitled to declare a servicer default and terminate the servicer upon the failure of the loans to meet certain portfolio delinquency and/or cumulative-loss thresholds. Our Mortgage operations did not receive notice of termination from surety providers during the three months ended March 31, 2011 or 2010.

Automobile Servicing Activities

We service consumer automobile contracts. Historically, we have sold a portion of our consumer automobile contracts. With respect to contracts we sell, we retain the right to service and earn a servicing fee for our servicing function. Typically, we conclude that the fee we are paid for servicing consumer automobile finance receivables represents adequate compensation, and consequently, we do not recognize a servicing asset or liability. We recognized automobile servicing fees of $46 million and $61 million during the three months ended March 31, 2011 and 2010, respectively.

Automobile Serviced Assets

The total serviced automobile loans outstanding were as follows.

($ in millions)	March 31, 2011	December 31, 2010
On-balance sheet automobile loans
Consumer automobile	$56,868	$51,254
Commercial automobile	36,248	35,629
Operating leases	8,898	9,128
Operations held-for-sale	19	242
Off-balance sheet automobile loans
Loans sold to third-party investors
Whole-loan	15,852	18,126
Other	1,095	979

Total serviced automobile loans	$118,980	$115,358

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

12.	Other Assets

The components of other assets were as follows.

($ in millions)	March 31, 2011	December 31, 2010
Property and equipment at cost	$1,330	$1,315
Accumulated depreciation	(953)	(939)

Net property and equipment	377	376
Fair value of derivative contracts in receivable position	3,380	3,966
Servicer advances	2,067	2,137
Restricted cash collections for securitization trusts (a)	1,470	1,705
Collateral placed with counterparties	1,230	1,569
Restricted cash and cash equivalents	1,200	1,323
Cash reserve deposits held for securitization trusts (b)	1,168	1,168
Other accounts receivable	867	641
Debt issuance costs	750	704
Prepaid expenses and deposits	734	638
Interests retained in financial asset sales	569	568
Goodwill	526	525
Nonmarketable equity securities	479	504
Investment in used vehicles held-for-sale	429	386
Real estate and other investments	316	280
Accrued interest and rent receivable	222	238
Repossessed and foreclosed assets	185	211
Other assets	794	625

Total other assets	$16,763	$17,564

(a)	Represents cash collection from customer payments on securitized receivables. These funds are distributed to investors as payments on the related secured debt.
(b)	Represents credit enhancement in the form of cash reserves for various securitization transactions.

13.	Deposit Liabilities

Deposit liabilities consisted of the following.

($ in millions)	March 31, 2011	December 31, 2010
Domestic deposits
Noninterest-bearing deposits	$2,064	$2,108
NOW and money market checking accounts	8,254	8,081
Certificates of deposit	25,051	23,728
Dealer deposits	1,591	1,459

Total domestic deposit liabilities	36,960	35,376

Foreign deposits
Noninterest-bearing deposits	—	23
NOW and money market checking accounts	1,092	961
Certificates of deposit	2,325	2,390
Dealer deposits	319	298

Total foreign deposit liabilities	3,736	3,672

Total deposit liabilities	$40,696	$39,048

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Noninterest-bearing deposits primarily represent third-party escrows associated with our mortgage loan-servicing portfolio. The escrow deposits are not subject to an executed agreement and can be withdrawn without penalty at any time. At March 31, 2011, and December 31, 2010, certificates of deposit included $7.9 billion and $7.0 billion, respectively, of domestic certificates of deposit in denominations of $100 thousand or more.

14.	Short-term Borrowings

The following table presents the composition of our short-term borrowings portfolio.

	March 31, 2011			December 31, 2010
($ in millions)	Unsecured	Secured	Total	Unsecured	Secured	Total
Demand notes	$2,345	$—	$2,345	$2,033	$—	$2,033
Bank loans and overdrafts	2,055	—	2,055	1,970	—	1,970
Federal Home Loan Bank	—	1,000	1,000	—	1,300	1,300
Other (a)	216	1,779	1,995	224	1,981	2,205

Total short-term borrowings	$4,616	$2,779	$7,395	$4,227	$3,281	$7,508

(a)	Other primarily includes nonbank secured borrowings at our Mortgage and International Automotive Finance operations.

15.	Long-term Debt

The following tables present the composition of our long-term debt portfolio.

	March 31, 2011			December 31, 2010
($ in millions)	Unsecured	Secured	Total	Unsecured	Secured	Total
Long-term debt
Due within one year	$7,672	$11,294	$18,966	$8,555	$13,603	$22,158
Due after one year (a)	39,745	29,189	68,934	38,499	25,508	64,007
Fair value adjustment	239	—	239	447	—	447

Total long-term debt (b)	$47,656	$40,483	$88,139	$47,501	$39,111	$86,612

(a)	Includes $7.4 billion guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program (TLGP) and $2.6 billion of trust preferred securities at both March 31, 2011, and December 31, 2010.
(b)	Includes fair value option-elected secured long-term debt of $922 million and $972 million at March 31, 2011, and December 31, 2010, respectively. Refer to Note 21 for additional information.

The following table presents the scheduled remaining maturity of long-term debt at March 31, 2011, assuming no early redemptions will occur. The actual payment of secured debt may vary based on the payment activity of the related pledged assets.

Year ended December 31, ($ in millions)	2011	2012	2013	2014	2015	2016 and thereafter	Fair value adjustment	Total
Unsecured
Long-term debt	$7,093	$12,818	$1,892	$4,222	$3,719	$20,513	$239	$50,496
Original issue discount	(646)	(350)	(264)	(190)	(56)	(1,334)	—	(2,840)

Total unsecured	6,447	12,468	1,628	4,032	3,663	19,179	239	47,656

Secured
Long-term debt	9,141	9,133	9,628	5,606	3,475	3,178	—	40,161
Troubled debt restructuring concession (a)	76	106	82	46	12	—	—	322

Total secured	9,217	9,239	9,710	5,652	3,487	3,178	—	40,483

Total long-term debt	$15,664	$21,707	$11,338	$9,684	$7,150	$22,357	$239	$88,139

(a)	In the second quarter of 2008, ResCap executed an exchange offer that resulted in a concession being recognized as an adjustment to the carrying value of certain new secured notes. This concession is being amortized over the life of the new notes through a reduction to interest expense using an effective yield methodology.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the scheduled remaining maturity of long-term debt held by ResCap at March 31, 2011, assuming no early redemptions will occur. The actual payment of secured debt may vary based on the payment activity of the related pledged assets.

Year ended December 31, ($ in millions)	2011	2012	2013	2014	2015	2016 and thereafter	Fair value adjustment	Total
ResCap
Unsecured debt
Long-term debt	$—	$372	$530	$103	$113	$—	$29	$1,147
Original issue discount	—	—	—	—	—	—	—	—

Total unsecured	—	372	530	103	113	—	29	1,147

Secured debt
Long-term debt	7	—	742	707	707	1,818	—	3,981
Troubled debt restructuring concession	76	106	82	46	12	—	—	322

Total secured debt	83	106	824	753	719	1,818	—	4,303

ResCap — Total long-term debt	$83	$478	$1,354	$856	$832	$1,818	$29	$5,450

The following summarizes assets restricted as collateral for the payment of the related debt obligation primarily arising from securitization transactions accounted for as secured borrowings and repurchase agreements.

	March 31, 2011		December 31, 2010
($ in millions)	Total	Ally Bank (a)	Total	Ally Bank (a)
Trading securities	$32	$—	$36	$—
Investment securities	2,359	2,358	2,191	2,190
Loans held-for-sale	978	—	1,035	—
Mortgage assets held-for-investment and lending receivables	11,522	10,323	12,451	11,137
Consumer automobile finance receivables	30,352	16,515	27,164	14,927
Commercial automobile finance receivables	17,515	11,340	19,741	15,034
Investment in operating leases, net	2,423	653	3,199	—
Mortgage servicing rights	2,871	1,728	2,801	1,746
Other assets	3,770	1,525	3,990	1,700

Total assets restricted as collateral (b)	$71,822	$44,442	$72,608	$46,734

Secured debt (c)	$43,262	$21,796	$42,392	$20,199

(a)	Ally Bank is a component of the total column.
(b)	Ally Bank has an advance agreement with the Federal Home Loan Bank of Pittsburgh (FHLB) and access to the Federal Reserve Bank Discount Window. Ally Bank had assets pledged and restricted as collateral to the FHLB and Federal Reserve Bank totaling $11.8 billion and $15.2 billion at March 31, 2011, and December 31, 2010, respectively. These assets were composed of consumer and commercial mortgage finance receivables and loans, net; consumer automobile finance receivables and loans, net; and investment securities. Under the agreement with the FHLB, Ally Bank also had assets pledged as collateral under a blanket lien totaling $8.0 billion and $5.3 billion at March 31, 2011, and December 31, 2010, respectively. These assets were primarily composed of mortgage servicing rights; consumer mortgage finance receivables and loans, net; and other assets. Availability under these programs is generally only for the operations of Ally Bank and cannot be used to fund the operations or liabilities of Ally or its subsidiaries.
(c)	Includes $2,779 million and $3,281 million of short-term borrowings at March 31, 2011, and December 31, 2010, respectively.

Trust Preferred Securities

On December 30, 2009, we entered into a Securities Purchase and Exchange Agreement with Treasury and GMAC Capital Trust I, a Delaware statutory trust (the Trust), which is a finance subsidiary that is wholly owned by Ally. As part of the agreement, the Trust sold to Treasury 2,540,000 trust preferred securities (TRUPS) issued by the Trust with an aggregate liquidation preference of $2.5 billion. Additionally, we issued and sold to Treasury a ten-year warrant to purchase up to 127,000 additional TRUPS with an aggregate liquidation preference of $127 million, at an initial exercise price of $0.01 per security, which Treasury immediately exercised in full.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

On March 1, 2011, the Declaration of Trust and certain other documents related to the TRUPS were amended and all the outstanding TRUPS held by Treasury were designated 8.125% Fixed Rate / Floating Rate Trust Preferred Securities, Series 2 (Series 2 TRUPS). On March 7, 2011, Treasury sold 100% of the Series 2 TRUPS in an offering registered with the SEC. Ally did not receive any proceeds from the sale.

Each Series 2 TRUPS security has a liquidation amount of $25. Distributions are cumulative and are payable until redemption at the applicable coupon rate. Distributions are payable at an annual rate of 8.125% payable quarterly in arrears, beginning August 15, 2011, to but excluding February 15, 2016. From and including February 15, 2016, to but excluding February 15, 2040, distributions will be payable at an annual rate equal to three-month London interbank offer rate plus 5.785% payable quarterly in arrears, beginning May 15, 2016. Ally has the right to defer payments of interest for a period not exceeding 20 consecutive quarters. The Series 2 TRUPS have no stated maturity date, but must be redeemed upon the redemption or maturity of the related debentures (Debentures), which mature on February 15, 2040. The Series 2 TRUPS are generally nonvoting, other than with respect to certain limited matters. During any period in which any Series 2 TRUPS remain outstanding but in which distributions on the Series 2 TRUPS have not been fully paid, none of Ally or its subsidiaries will be permitted to (i) declare or pay dividends on, make any distributions with respect to, or redeem, purchase, acquire or otherwise make a liquidation payment with respect to, any of Ally’s capital stock or make any guarantee payment with respect thereto; or (ii) make any payments of principal, interest, or premium on, or repay, repurchase or redeem, any debt securities or guarantees that rank on a parity with or junior in interest to the Debentures with certain specified exceptions in each case.

Funding Facilities

We utilize both committed and uncommitted credit facilities. The financial institutions providing the uncommitted facilities are not legally obligated to advance funds under them. The amounts outstanding under our various funding facilities are included on our Condensed Consolidated Balance Sheet.

As of March 31, 2011, Ally Bank had exclusive access to $8.8 billion of funding capacity from committed credit facilities. Ally Bank also has access to a $4.1 billion committed facility that is shared with the parent company. Funding programs supported by the Federal Reserve and the FHLB complement Ally Bank’s private committed facilities.

The total capacity in our committed funding facilities is provided by banks through private transactions. The committed secured funding facilities can be revolving in nature and allow for additional funding during the commitment period, or they can be amortizing and do not allow for any further funding after the closing date. At March 31, 2011, $29.3 billion of our $32.1 billion of committed capacity was revolving. Many of our revolving facilities have a tenor of 364 days and are renewed annually, but recently, we have been able to establish $9.4 billion of committed funding capacity with a tenor greater than 364 days.

Committed Funding Facilities

	Outstanding		Unused capacity (a)		Total capacity
($ in billions)	Mar. 31, 2011	Dec. 31, 2010	Mar. 31, 2011	Dec. 31, 2010	Mar. 31, 2011	Dec. 31, 2010
Bank funding
Secured	$5.8	$6.4	$3.0	$1.9	$8.8	$8.3
Nonbank funding
Unsecured
Automotive Finance operations	0.8	0.8	—	—	0.8	0.8
Secured
Automotive Finance operations and other	8.1	8.3	8.9	9.1	17.0	17.4
Mortgage operations	1.1	1.0	0.3	0.6	1.4	1.6

Total nonbank funding	10.0	10.1	9.2	9.7	19.2	19.8

Shared capacity (b)	0.2	0.2	3.9	3.9	4.1	4.1

Total committed facilities	$16.0	$16.7	$16.1	$15.5	$32.1	$32.2

(a)	Funding from committed secured facilities is available on request in the event excess collateral resides in certain facilities or is available to the extent incremental collateral is available and contributed to the facilities.
(b)	Funding is generally available for assets originated by Ally Bank or the parent company, Ally Financial Inc.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Uncommitted Funding Facilities

	Outstanding		Unused capacity		Total capacity
($ in billions)	Mar. 31, 2011	Dec. 31, 2010	Mar. 31, 2011	Dec. 31, 2010	Mar. 31, 2011	Dec. 31, 2010
Bank funding
Secured
Federal Reserve funding programs	$—	$—	$5.7	$4.0	$5.7	$4.0
FHLB advances	4.8	5.3	0.8	0.2	5.6	5.5

Total bank funding	4.8	5.3	6.5	4.2	11.3	9.5

Nonbank funding
Unsecured
Automotive Finance operations	1.6	1.4	0.5	0.6	2.1	2.0
Secured
Automotive Finance operations	—	0.1	0.1	—	0.1	0.1
Mortgage operations	—	—	0.1	0.1	0.1	0.1

Total nonbank funding	1.6	1.5	0.7	0.7	2.3	2.2

Total uncommitted facilities	$6.4	$6.8	$7.2	$4.9	$13.6	$11.7

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

16.	Equity

The following table summarizes information about our Series F-2, Series A, and Series G preferred stock.

	March 31, 2011	December 31, 2010
Mandatorily convertible preferred stock held by U.S. Department of Treasury (a)
Series F-2 preferred stock
Carrying value ($ in millions)	$5,685	$5,685
Par value (per share)	$0.01	$0.01
Liquidation preference (per share)	$50	$50
Number of share authorized	228,750,000	228,750,000
Number of shares issued and outstanding	118,750,000	118,750,000
Dividend/coupon	Fixed 9%
Redemption/call feature	Perpetual (b)
Preferred stock
Series A preferred stock (c)
Carrying value ($ in millions)	$1,021	$1,053
Par value (per share)	$0.01	$0.01
Liquidation preference (per share)	$25	$1,000
Number of share authorized	160,870,560	4,021,764
Number of shares issued and outstanding	40,870,560	1,021,764
Dividend/coupon
Prior to May 15, 2016	8.5%
On and after May 15, 2016	LIBOR + 6.243%
Redemption/call feature	Perpetual (d)
Series G preferred stock
Carrying value ($ in millions)	$234	$234
Par value (per share)	$0.01	$0.01
Liquidation preference (per share)	$1,000	$1,000
Number of share authorized	2,576,601	2,576,601
Number of shares issued and outstanding	2,576,601	2,576,601
Dividend/coupon	Fixed 7%
Redemption/call feature	Perpetual (e)

(a)	Mandatorily convertible to common equity on December 30, 2016.
(b)	Convertible prior to mandatory conversion date with consent of Treasury.
(c)	Refer to next section of this note for a description of an amendment to the Series A preferred stock that occurred on March 25, 2011.
(d)	Nonredeemable prior to May 15, 2016.
(e)	Nonredeemable prior to December 31, 2011.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Series A Preferred Stock

On March 1, 2011, pursuant to a registration rights agreement between Ally and GM, GM notified Ally of its intent to sell shares of Ally’s existing Fixed Rate Perpetual Preferred Stock, Series A (Existing Series A Preferred Stock), held by a subsidiary of GM. On March 25, 2011, Ally filed a Certificate of Amendment of Amended and Restated Certificate of Incorporation (the Amendment) with the Secretary of State of the State of Delaware. Pursuant to the Amendment, Ally’s Certificate of Incorporation, which included the terms of the Existing Series A Preferred Stock, was amended to modify certain terms of the Existing Series A Preferred Stock. As part of the Amendment, the Existing Series A Preferred Stock was redesignated as Ally’s Fixed Rate / Floating Rate Perpetual Preferred Stock, Series A (the Amended Series A Preferred Stock) and the liquidation amount was reduced from $1,000 per share to $25 per share. The Amendment, and a corresponding amendment to Ally’s bylaws, also increased the authorized number of shares of Amended Series A Preferred Stock to 160,870,560 shares, which was adjusted to account for the decreased liquidation amount per share. The total number of shares outstanding following the Amendment is 40,870,560 shares.

Immediately following the Amendment, the subsidiary of GM that held all of the outstanding Amended Series A Preferred Stock sold 100% of such stock in an offering registered with the SEC. Ally did not receive any proceeds from the sale.

Holders of the Amended Series A Preferred Stock are entitled to receive, when, as and if declared by Ally, noncumulative cash dividends. Beginning March 25, 2011, to but excluding May 15, 2016, dividends accrue at a fixed rate of 8.500% per annum. Beginning on May 15, 2016, dividends will accrue at a rate equal to three-month London interbank offer rate (LIBOR) plus 6.243%, commencing on August 15, 2016, in each case on the 15th day of February, May, August, and November. Dividends will be payable to holders of record at the close of business on the preceding February 1, May 1, August 1, or November 1, as the case may be, or on such other date, not more than seventy calendar days prior to the dividend payment date, as will be fixed by the Ally Board of Directors. In the event that dividends with respect to a dividend period have not been paid in full on the dividend payment date, we will be prohibited, subject to certain specified exceptions, from (i) redeeming, purchasing or otherwise acquiring, any stock that ranks on a parity basis with, or junior in interest to, the Amended Series A Preferred Stock; (ii) paying any dividends or making any distributions with respect to any stock that ranks junior in interest to the Amended Series A Preferred Stock, until such time as Ally has paid the dividends payable on shares of the Amended Series A Preferred Stock with respect to a subsequent dividend period; and (iii) declaring or paying any dividend on any stock ranking on a parity basis with the Amended Series A Preferred Stock, subject to certain exceptions.

The holders of the Amended Series A Preferred Stock do not have voting rights other than those set forth in the certificate of designations for the Amended Series A Preferred Stock included in Ally’s Certificate of Incorporation. Ally may not redeem the Amended Series A Preferred Stock before May 15, 2016, and after such time the Amended Series A Preferred Stock may be redeemed in certain circumstances. In the event of any liquidation, dissolution or winding up of the affairs of Ally, holders of the Amended Series A Preferred Stock will be entitled to receive the liquidation amount per share of Amended Series A Preferred Stock and an amount equal to all declared, but unpaid dividends declared prior to the date of payment out of assets available for distribution, before any distribution is made for holders of stock that ranks junior in interest to the Amended Series A Preferred Stock, subject to the rights of Ally’s creditors.

The changes to the terms of the Existing Series A Preferred Stock pursuant to the terms of the Amendment were deemed substantive, and as a result, the transaction was accounted for as a redemption of the Existing Series A Preferred Stock and the issuance of the Amended Series A Preferred Stock. The Existing Series A Preferred Stock was removed at its carrying value, the Amended Series A Preferred Stock was recognized at its fair value, and the difference of $32 million was recorded as an increase to retained earnings, which will impact the income available to common stockholders used for the earnings per common share calculation. Refer to Note 20 to the Consolidated Financial Statements in our 2010 Annual Report on Form 10-K for terms of the Series A Preferred Stock prior to the Amendment.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

17.	Earnings per Common Share

The following table presents the calculation of basic and diluted earnings per common share.

	Three months ended March 31,
($ in millions, except per share data)	2011	2010
Net income from continuing operations	$170	$151
Preferred stock dividends — U.S. Department of Treasury (a)	(134)	(386)
Preferred stock dividends (a)	(69)	(116)
Impact of preferred stock amendment	32	—

Net loss from continuing operations attributable to common shareholders (b)	(1)	(351)

(Loss) income from discontinued operations, net of tax	(24)	11

Net loss attributable to common shareholders	$(25)	$(340)

Basic and diluted weighted-average common shares outstanding (b)	1,330,970	799,120

Basic and diluted earnings per common share (b)
Net loss from continuing operations	$(1)	$(439)
(Loss) income from discontinued operations, net of tax	(18)	13

Net loss	$(19)	$(426)

(a)	The first quarter of 2010 included two quarterly cash dividends each for the Fixed Rate Cumulative Mandatorily Convertible Preferred Stock, Series F-2, and Fixed Rate Cumulative Perpetual Preferred Stock, Series G, totaling $477 million, which were deducted from income to arrive at basic and diluted earnings per common share. Traditionally, the second dividends totaling $303 million would have been declared in the second quarter and deducted from income to arrive at basic and diluted earnings per common share for the second quarter.
(b)	Due to the antidilutive effect of converting the Fixed Rate Cumulative Mandatorily Convertible Preferred Stock into common shares and the net loss attributable to common shareholders for the three months ended March 31, 2011 and 2010, income attributable to common shareholders and basic weighted-average common shares outstanding were used to calculate basic and diluted earnings per share.

The effects of converting the outstanding Fixed Rate Cumulative Mandatorily Convertible Preferred Stock into common shares are not included in the diluted earnings per share calculation for the three months ended March 31, 2011 and 2010, as the effects would be antidilutive for those periods. As such, 574,156 and 988,200 of potential common shares were excluded from the diluted earnings per share calculation for the three months ended March 31, 2011 and 2010, respectively.

18.	Regulatory Capital

As a bank holding company, we and our wholly owned state-chartered banking subsidiary, Ally Bank, are subject to risk-based capital and leverage guidelines issued by federal and state banking regulators that require that our capital-to-assets ratios meet certain minimum standards. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary action by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements or the results of operations and financial condition of Ally and Ally Bank. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.

The risk-based capital ratios are determined by allocating assets and specified off-balance sheet financial instruments into several broad risk categories with higher levels of capital being required for the categories that present greater risk. Under the guidelines, total capital is divided into two tiers: Tier 1 capital and Tier 2 capital. Tier 1 capital generally consists of common equity, minority interests, and qualifying preferred stock (including senior preferred stock issued and sold to Treasury under TARP) less goodwill and other adjustments. Tier 2 capital generally consists of preferred stock not qualifying as Tier 1 capital, limited amounts of subordinated debt and the allowance for loan losses, and other adjustments. The amount of Tier 2 capital may not exceed the amount of Tier 1 capital.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

A banking institution meets the regulatory definition of “well-capitalized” when its Total risk-based capital ratio equals or exceeds 10% and its Tier 1 risk-based capital ratio equals or exceeds 6% and for insured depository institutions, when its leverage ratio equals or exceeds 5%, unless subject to a regulatory directive to maintain higher capital levels.

In conjunction with the Supervisory Capital Assessment Program (S-CAP), the banking regulators have developed a new measure of capital called “Tier 1 common” defined as Tier 1 capital less noncommon elements including qualified perpetual preferred stock, qualifying minority interest in subsidiaries, and qualifying trust preferred securities.

On October 29, 2010, Ally, IB Finance Holding Company, LLC, Ally Bank, and the FDIC entered into a Capital and Liquidity Maintenance Agreement (CLMA) that supersedes an original agreement dated July 21, 2008. The CLMA requires capital at Ally Bank to be maintained at a level such that Ally Bank’s leverage ratio is at least 15%, which is consistent with capital requirements previously applicable to Ally Bank and thus does not impose any additional capital requirements. For this purpose, the leverage ratio is determined in accordance with the FDIC’s regulations related to capital maintenance.

The following table summarizes our capital ratios.

	March 31, 2011		December 31, 2010		Required minimum	Well-capitalized minimum
($ in millions)	Amount	Ratio	Amount	Ratio
Risk-based capital
Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$22,143	14.68%	$22,189	15.00%	4.00%	6.00%
Ally Bank	11,062	18.73	10,738	19.23	4.00	6.00
Total (to risk-weighted assets)
Ally Financial Inc.	$24,084	15.97%	$24,213	16.36%	8.00%	10.00%
Ally Bank	11,800	19.98	11,438	20.48	8.00	10.00
Tier 1 leverage (to adjusted average assets) (a)
Ally Financial Inc.	$22,143	12.78%	$22,189	13.05%	3.00–4.00%	(b )
Ally Bank	11,062	15.87	10,738	15.81	15.00 (c)	5.00%
Tier 1 common (to risk-weighted assets)
Ally Financial Inc.	$12,662	8.40%	$12,677	8.57%	n/a	n/a
Ally Bank	n/a	n/a	n/a	n/a	n/a	n/a

n/a = not applicable

(a)	Federal regulatory reporting guidelines require the calculation of adjusted average assets using a daily average methodology. We currently calculate using a combination of monthly and daily average methodologies.
(b)	There is no Tier 1 leverage component in the definition of a well-capitalized bank holding company.
(c)	Ally Bank, in accordance with the CLMA, is required to maintain a Tier 1 leverage ratio of at least 15%.

At March 31, 2011, Ally and Ally Bank were “well-capitalized” and met all capital requirements to which we were subject.

Basel Capital Accord

The minimum risk-based capital requirements adopted by the federal banking agencies follow the Capital Accord (Capital Accord) of the Bank for International Settlements’ Basel Committee on Banking Supervision (Basel Committee). The

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Capital Accord was published in 1988 and generally applies to depository institutions and their holding companies in the United States. In 2004, the Basel Committee published a revision to the Capital Accord (Basel II). The goal of the Basel II capital rules is to provide more risk-sensitive regulatory capital calculations and promote enhanced risk management practices among large, internationally active banking organizations. U.S. banking regulators published final Basel II rules in December 2007. Ally is required to comply with the Basel II rules, as implemented by the U.S. banking regulators. Prior to full implementation of the Basel II rules, Ally is required to complete a qualification period that includes four consecutive quarters during which it needs to demonstrate that it meets the requirements of the rules to the satisfaction of its primary U.S. banking regulator. The U.S. implementation timetable consists of this qualification period followed by a minimum transition period of three years. During the transition period, Basel II risk-based capital requirements cannot fall below certain floors based on pre-existing capital regulations (Basel I). Ally is currently in the qualification period and expects to be in compliance with all relevant Basel II rules within the established timelines.

In addition to Basel II, the Basel Committee adopted new capital, leverage, and liquidity guidelines under the Basel Accord (Basel III), which when implemented in the United States, may have the effect of raising capital requirements beyond those required by current law and the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act). Basel III increases the minimum Tier 1 common equity ratio from 2.0% to 4.5%, net of regulatory deductions, and introduces a capital conservation buffer of an additional 2.5% of common equity to risk-weighted assets, raising the target minimum common equity ratio to 7.0%. Basel III increases the minimum Tier 1 capital ratio to 8.5% inclusive of the capital conservation buffer, increases the minimum total capital ratio to 10.5% inclusive of the capital buffer, and introduces a countercyclical capital buffer of up to 2.5% of common equity or other fully loss absorbing capital for periods of excess credit growth. Basel III also introduces a nonrisk adjusted Tier 1 leverage ratio of 3%, based on a measure of the total exposure rather than total assets, and new liquidity standards. The Basel III capital, leverage, and liquidity standards will be phased in over a multiyear period. The Basel III rules, when implemented, will also impose a 15% cap on the amount of Tier 1 capital that can be met, in the aggregate, through significant investments in the common shares of unconsolidated financial subsidiaries, MSRs and deferred tax assets through timing differences, as well as a 10% cap on the amount of each of the three individual items that may be included in Tier 1 capital. In addition, under Basel III rules, after a ten-year phaseout period beginning on January 1, 2013, trust preferred and other “hybrid” securities will no longer qualify as Tier 1 capital. However, under the Dodd-Frank Act, subject to certain exceptions, trust preferred and other “hybrid” securities are phased out from Tier 1 capital in a three-year period starting January 1, 2013.

19.	Derivative Instruments and Hedging Activities

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

We apply hedge accounting to certain relationships in which we utilize derivative instruments to hedge interest rate risk associated with our fixed-rate debt. We enter into economic hedges to mitigate exposure for the following categories.

•

MSRs and retained interests — Our MSRs and retained interest portfolios are generally subject to loss in value when mortgage rates decline. Declining mortgage rates generally result in an increase in refinancing activity that increases prepayments and results in a decline in the value of MSRs and retained interests. To mitigate the impact of this risk, we maintain a portfolio of financial instruments, primarily derivative instruments, which increase in value

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

when interest rates decline. The primary objective is to minimize the overall risk of loss in the value of MSRs and retained interests due to the change in fair value caused by interest rate changes and their interrelated impact to prepayments.

We use a multitude of derivative instruments to manage the interest rate risk related to MSRs and retained interests. They include, but are not limited to, interest rate futures contracts, call or put options on U.S. Treasuries, swaptions, mortgage-backed securities (MBS), futures, U.S. Treasury futures, interest rate swaps, interest rate floors, and interest rate caps. We monitor and actively manage our risk on a daily basis, and therefore, trading volume can be large.

•

Mortgage loan commitments and mortgage loans held-for-sale — We are exposed to interest rate risk from the time an interest rate lock commitment (IRLC) is made until the time the mortgage loan is sold. Changes in interest rates impact the market price for our loans; as market interest rates decline, the value of existing IRLCs and loans held-for-sale increase and vice versa. Our primary objective in risk management activities related to IRLCs and mortgage loans held-for-sale is to eliminate or greatly reduce any interest rate risk associated with these items.

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

•

Debt — With the exception of a portion of our fixed-rate debt, we do not apply hedge accounting to our derivative portfolio held to mitigate interst rate risk associated with our debt portfolio. Typically, the significant terms of the interest rate swaps match the significant terms of the underlying debt resulting in an effective conversion of the rate of the related debt.

•

Other — We enter into futures, options, and swaptions to economically hedge our net fixed versus variable interest rate exposure. We also enter into equity options to economically hedge our exposure to the equity markets.

Foreign Currency Risk

We enter into derivative financial instrument contracts to mitigage the risk associated with variability in cash flows related to foreign-currency financial instruments. Currency swaps and forwards are used to economically hedge foreign exchange exposure on foreign-currency-denominated debt by converting the funding currency to the same currency of the assets being financed. Similar to our interest rate derivatives, the swaps are generally entered into or traded concurrent with the debt issuance with the terms of the swap matching the terms of the underlying debt.

Our foreign subsidiaries maintain both assets and liabilities in local currencies; these local currencies are generally the subsidiaries’ functional currencies for accounting purposes. Foreign-currency exchange-rate gains and losses arise when the assets or liabilities of our subsidiaries are denominated in currencies that differ from its functional currency. In addition, our equity is impacted by the cumulative translation adjustments resulting from the translation of foreign subsidiary results; this impact is reflected in our other comprehensive income (loss). We enter into foreign-currency forwards and option-based contracts with external counterparties to hedge foreign exchange exposure on our net investments in foreign subsidiaries. In March 2011, we elected to dedesignate all of our existing net investment hedge relationships and change our method of measuring hedge effectiveness from the spot method to the forward method for new hedge relationships entered into during the remainder of the quarter and prospectively. For the net investment hedges that were designated under the spot method for the first portion of the quarter, the hedges were recorded at fair value with changes recorded to other comprehensive income (loss) with the exception of the spot to forward difference that was recorded to earnings. For the new net investment hedges that were designated under the forward method, the hedges were recorded at fair value with the changes recorded to other comprehensive income (loss) including the spot to forward difference. The net derivative gain or loss remains in other comprehensive income (loss) until earnings are impacted by the sale or the liquidation of the associated foreign operation.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

In addition, we have a centralized lending program to manage liquidity for all of our subsidiary businesses. Foreign-currency-denominated loan agreements are executed with our foreign subsidiaries in their local currencies. We evaluate our foreign-currency exposure resulting from intercompany lending and manage our currency risk exposure by entering into foreign-currency derivatives with external counterparties. Our foreign-currency derivatives are recorded at fair value with changes recorded as income offsetting the gains and losses on the associated foreign-currency transactions.

Except for our net investment hedges, we generally have not elected to treat any foreign-currency derivatives as hedges for accounting purposes principally because the changes in the fair values of the foreign-currency swaps are substantially offset by the foreign-currency revaluation gains and losses of the underlying assets and liabilities.

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

To mitigate the risk of counterparty default, we maintain collateral agreements with certain counterparties. The agreements require both parties to maintain collateral in the event the fair values of the derivative financial instruments meet established thresholds. In the event that either party defaults on the obligation, the secured party may seize the collateral. Generally, our collateral arrangements are bilateral such that we and the counterparty post collateral for the value of our total obligation to each other. Contractual terms provide for standard and customary exchange of collateral based on changes in the market value of the outstanding derivatives. The securing party posts additional collateral when their obligation rises or removes collateral when it falls. We also have unilateral collateral agreements whereby we are the only entity required to post collateral.

Certain derivative instruments contain provisions that require us to either post additional collateral or immediately settle any outstanding liability balances upon the occurrence of a specified credit risk-related event. If a credit risk related event had been triggered at March 31, 2011, the amount of additional collateral required to be posted by us would have been insignificant.

We placed cash and securities collateral totaling $1.2 billion and $1.6 billion at March 31, 2011, and December 31, 2010, respectively, in accounts maintained by counterparties. We received cash collateral from counterparties totaling $568 million and $916 million at March 31, 2011, and December 31, 2010, respectively. The receivables for collateral placed and the payables for collateral received are included on our Condensed Consolidated Balance Sheet in other assets and accrued expenses and other liabilities, respectively. In certain circumstances, we receive or post securities as collateral with counterparties. We do not record such collateral received on our Condensed Consolidated Balance Sheet unless certain conditions are met. At March 31, 2011, we did not receive any noncash collateral. At December 31, 2010, we received noncash collateral of $29 million.

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

	March 31, 2011			December 31, 2010
	Fair value of derivative contracts in		Notional amount	Fair value of derivative contracts in		Notional amount
($ in millions)	receivable position (a)	liability position (b)		receivable position (a)	liability position (b)
Qualifying accounting hedges
Interest rate risk
Fair value accounting hedges	$376	$177	$13,944	$443	$114	$11,895
Foreign exchange risk
Net investment accounting hedges	16	84	8,345	12	72	4,407

Total qualifying accounting hedges	392	261	22,289	455	186	16,302

Economic hedges
Interest rate risk
MSRs and retained interests	2,452	2,537	514,616	2,896	3,118	325,768
Mortgage loan commitments and mortgage loans held-for-sale	51	53	30,736	232	80	38,788
Debt	195	86	22,546	160	107	21,269
Other	56	41	43,939	80	129	32,734

Total interest rate risk	2,754	2,717	611,837	3,368	3,434	418,559
Foreign exchange risk	234	246	20,218	143	240	14,359

Total economic hedges	2,988	2,963	632,055	3,511	3,674	432,918

Total derivatives	$3,380	$3,224	$654,344	$3,966	$3,860	$449,220

(a)	Reported as other assets on the Condensed Consolidated Balance Sheet. Includes accrued interest of $262 million and $263 million at March 31, 2011, and December 31, 2010, respectively.
(b)	Reported as accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet. Includes accrued interest of $9 million and $23 million at March 31, 2011, and December 31, 2010, respectively.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Statement of Income Presentation

The following table summarizes the location and amounts of gains and losses reported in our Condensed Consolidated Statement of Income on derivative instruments.

	Three months ended March 31,
($ in millions)	2011	2010
Qualifying accounting hedges
(Loss) gain recognized in earnings on derivatives (a)
Interest rate contracts
Interest on long-term debt	$(148)	$82
Gain (loss) recognized in earnings on hedged items (b)
Interest rate contracts
Interest on long-term debt	145	(62)

Total qualifying accounting hedges	(3)	20

Economic hedges
(Loss) gain recognized in earnings on derivatives
Interest rate contracts
Servicing asset valuation and hedge activities, net	(204)	63
Loss on mortgage and automotive loans, net	(39)	(144)
Other income, net of losses	7	(53)
Other operating expenses	4	(3)

Total interest rate contracts	(232)	(137)

Foreign exchange contracts (c)
Interest on long-term debt	13	(140)
Other income, net of losses	(104)	349

Total foreign exchange contracts	(91)	209

(Loss) gain recognized in earnings on derivatives	$(326)	$92

(a)	Amounts exclude gains of $88 million and $86 million for the three months ended March 31, 2011 and 2010, respectively, related to interest for qualifying accounting hedges of debt, which are primarily offset by the fixed coupon payment on the long-term debt.
(b)	Amounts exclude gains of $63 million and $39 million related to amortization of deferred basis adjustments on the hedged items for the three months ended March 31, 2011 and 2010, respectively.
(c)	Amounts exclude gains of $90 million and losses of $245 million for the three months ended March 31, 2011 and 2010, respectively, related to the revaluation of the related foreign-denominated debt or receivable.

The following table summarizes derivative instruments used in net investment hedge accounting relationships.

March 31, ($ in millions)	2011	2010
Net investment hedges
Foreign exchange contracts
Loss recorded directly to other income, net of losses (a)	$(3)	$(1)
Loss recognized in other comprehensive income (b)	(148)	(44)

(a)	The amounts represent the forward points excluded from the assessment of hedge effectiveness.
(b)	The amounts represent the effective portion of net investment hedges during the three months ended March 31, 2011 and 2010. There are offsetting gains recognized in accumulated other comprehensive income of $145 million and $44 million for the three months ended March 31, 2011 and 2010, respectively, related to the revaluation of the related net investment in foreign operations. The amount of hedge ineffectiveness on net investment hedges during the three months ended March 31, 2011 and 2010, was insignificant.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

20.	Income Taxes

We recognized total income tax benefit from continuing operations of $68 million and income tax expense from continuing operations of $36 million during the three months ended March 31, 2011 and 2010, respectively. A reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate for continuing operations is shown in the following table.

	Three months ended March 31,
	2011		2010
($ in millions)	Amount	Percent	Amount	Percent
Statutory U.S. federal tax expense and rate	$36	35.0%	$65	35.0%
Change in tax rate resulting from
Effect of valuation allowance change	(94)	(92.1)	(39)	(20.9)
Foreign tax differential	(13)	(12.7)	(8)	(4.3)
Taxes on unremitted foreign earnings	6	5.9	22	11.7
State and local income taxes, net of federal income tax benefit	(3)	(2.8)	7	3.7
Tax-exempt income	(2)	(1.9)	(3)	(1.6)
Other, net	2	1.9	(8)	(4.3)

Tax (benefit) expense and effective tax rate	$(68)	(66.7)%	$36	19.3%

For the quarter ended March 31, 2011, we recorded a $101 million reversal of valuation allowance on net deferred tax assets in one of our Canadian subsidiaries. The reversal related to modifications to the legal structure of our Canadian operations. Additionally, we recorded other net increases to our consolidated valuation allowance on deferred tax assets of $102 million, stemming primarily from increases to our deferred tax assets during the period.

21.	Fair Value

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

Level 1	Inputs are quoted prices in active markets for identical assets or liabilities at the measurement date. Additionally, the entity must have the ability to access the active market, and the quoted prices cannot be adjusted by the entity.

Level 2	Inputs are other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices in active markets for similar assets or liabilities; quoted prices in inactive markets for identical or similar assets or liabilities; or inputs that are observable or can be corroborated by observable market data by correlation or other means for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs are supported by little or no market activity. The unobservable inputs represent management’s best assumptions of how market participants would price the assets or liabilities. Generally, Level 3 assets and liabilities are valued using pricing models, discounted cash flow methodologies, or similar techniques that require significant judgment or estimation.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Transfers	Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfer occurred. There were no significant transfers between any levels during the three months ended March 31, 2011.

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

Our mortgage loans held-for-sale are accounted for at either fair value because of fair value option elections or they are accounted for at the lower-of-cost or fair value. Mortgage loans held-for-sale are typically pooled together and sold into certain exit markets depending on underlying attributes of the loan, such as GSE eligibility (domestic only), product type, interest rate, and credit quality. Two valuation methodologies are used to determine the fair value of mortgage loans held-for-sale. The methodology used depends on the exit market as described below.

Level 2 mortgage loans — This includes all agency-eligible mortgage loans carried at fair value due to fair value option election, which are valued predominantly using published forward agency prices. It also includes any domestic loans and foreign loans where recently negotiated market prices for the loan pool exist with a counterparty (which approximates fair value) or quoted market prices for similar loans are available.

Level 3 mortgage loans — This includes all conditional repurchase option loans carried at fair value due to the fair value option election and all nonagency eligible residential mortgage loans that are accounted for at the lower of cost or fair value. The fair value of these residential mortgage loans are determined using internally developed valuation models because observable market prices were not available. The loans are priced on a discounted cash flow basis utilizing cash flow projections from internally developed models that utilize prepayment, default, and discount rate assumptions. To the extent available, we will utilize market observable inputs such as interest rates and market spreads. If market observable inputs are not available, we are required to utilize internal inputs, such as prepayment speeds, credit losses, and discount rates.

Refer to the section within this note titled Fair Value Option for Financial Assets and Financial Liabilities for further information about the fair value elections.

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

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

required to be consolidated due to the adoption of ASU 2009-17. The elected mortgage loans represent a portion of the consumer finance receivable and loans consolidated upon adoption of ASU 2009-17. The balance that was not elected was reported on the balance sheet at the principal amount outstanding, net of charge-offs, allowance for loan losses, and premiums or discounts.

Securitized mortgage loans are legally isolated from us and are beyond the reach of our creditors. The loans are measured at fair value using a portfolio approach or an in-use premise. Values of loans held on an in-use basis may differ considerably from loans held-for-sale that can be sold in the whole-loan market. This difference arises primarily due to the liquidity of the asset- and mortgage-backed securitization market and is evident in the fact that spreads applied to lower rated asset- and mortgage-backed securities are considerably wider than spreads observed on senior bonds classes and in the whole-loan market. The objective in fair valuing the loans and related securitization debt is to account properly for our retained economic interest in the securitizations. As a result of reduced liquidity in capital markets, values of both these loans and the securitized bonds are expected to be volatile. Since this approach involves the use of significant unobservable inputs, we classified all the mortgage loans elected under the fair value option as Level 3, at March 31, 2011, and December 31, 2010. Refer to the section within this note titled Fair Value Option of Financial Assets and Financial Liabilities for additional information.

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

•

Derivative instruments — We enter into a variety of derivative financial instruments as part of our risk management strategies. Certain of these derivatives are exchange traded, such as Eurodollar futures. To determine the fair value of these instruments, we utilize the exchange prices for the particular derivative contracts; therefore, we classified these contracts as Level 1.

We also execute over-the-counter derivative contracts, such as interest rate swaps, swaptions, forwards, caps, floors, and agency to-be-announced securities. We utilize third-party-developed valuation models that are widely accepted in the market to value these over-the-counter derivative contracts. The specific terms of the contract and market observable inputs (such as interest rate forward curves and interpolated volatility assumptions) are entered into the model. We classified these over-the-counter derivative contracts as Level 2 because all significant inputs into these models were market observable.

We also hold certain derivative contracts that are structured specifically to meet a particular hedging objective. These derivative contracts often are utilized to hedge risks inherent within certain on-balance sheet securitizations.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

To hedge risks on particular bond classes or securitization collateral, the derivative’s notional amount is often indexed to the hedged item. As a result, we typically are required to use internally developed prepayment assumptions as an input into the model to forecast future notional amounts on these structured derivative contracts. Additionally, we hold some foreign currency derivative contracts that utilize an in-house valuation model to determine the fair value of the contracts. Accordingly, we classified all of the above-mentioned derivative contracts as Level 3.

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

	Recurring fair value measurements
March 31, 2011 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Trading securities
Mortgage-backed residential	$—	$35	$40	$75
Investment securities
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	2,351	539	—	2,890
States and political subdivisions	—	3	—	3
Foreign government	947	370	—	1,317
Mortgage-backed residential	—	5,860	1	5,861
Asset-backed	—	2,180	117	2,297
Corporate debt securities	—	1,379	—	1,379
Other debt securities	—	489	—	489

Total debt securities	3,298	10,820	118	14,236
Equity securities (a)	1,165	—	—	1,165

Total available-for-sale securities	4,463	10,820	118	15,401
Mortgage loans held-for-sale, net (b)	—	2,928	18	2,946
Consumer mortgage finance receivables and loans, net (b)	—	—	971	971
Mortgage servicing rights	—	—	3,774	3,774
Other assets
Interests retained in financial asset sales	—	—	569	569
Fair value of derivative contracts in receivable position
Interest rate	43	2,908	179	3,130
Foreign currency	—	246	4	250

Total fair value of derivative contracts in receivable position	43	3,154	183	3,380
Collateral placed with counterparties (c)	433	—	—	433

Total assets	$4,939	$16,937	$5,673	$27,549

Liabilities
Long-term debt
On-balance sheet securitization debt (b)	$—	$—	$(922)	$(922)
Accrued expenses and other liabilities
Fair value of derivative contracts in payable position
Interest rate	(99)	(2,727)	(68)	(2,894)
Foreign currency	—	(328)	(2)	(330)

Total fair value of derivative contracts in payable position	(99)	(3,055)	(70)	(3,224)
Loan repurchase liabilities (b)	—	—	(14)	(14)
Trading liabilities	—	(137)	—	(137)

Total liabilities	$(99)	$(3,192)	$(1,006)	$(4,297)

(a)	Our investment in one industry did not exceed 18%.
(b)	Carried at fair value due to fair value option elections.
(c)	Represents collateral in the form of investment securities. Cash collateral was excluded above.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Recurring fair value measurements
December 31, 2010 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Trading securities
U.S. Treasury and federal agencies	$77	$—	$—	$77
Mortgage-backed residential	—	25	44	69
Asset-backed	—	—	94	94

Total trading securities	77	25	138	240
Investment securities
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	3,313	5	—	3,318
States and political subdivisions	—	2	—	2
Foreign government	873	375	—	1,248
Mortgage-backed residential	—	5,824	1	5,825
Asset-backed	—	1,948	—	1,948
Corporate debt securities	—	1,558	—	1,558
Other debt securities	—	151	—	151

Total debt securities	4,186	9,863	1	14,050
Equity securities (a)	796	—	—	796

Total available-for-sale securities	4,982	9,863	1	14,846
Mortgage loans held-for-sale, net (b)	—	6,420	4	6,424
Consumer mortgage finance receivables and loans, net (b)	—	—	1,015	1,015
Mortgage servicing rights	—	—	3,738	3,738
Other assets
Interests retained in financial asset sales	—	—	568	568
Fair value of derivative contracts in receivable position
Interest rate	242	3,464	105	3,811
Foreign currency	—	155	—	155

Total fair value of derivative contracts in receivable position	242	3,619	105	3,966
Collateral placed with counterparties (c)	728	—	—	728

Total assets	$6,029	$19,927	$5,569	$31,525

Liabilities
Long-term debt
On-balance sheet securitization debt (b)	$—	$—	$(972)	$(972)
Accrued expenses and other liabilities
Fair value of derivative contracts in payable position
Interest rate	(208)	(3,222)	(118)	(3,548)
Foreign currency	—	(312)	—	(312)

Total fair value of derivative contracts in payable position	(208)	(3,534)	(118)	(3,860)

Total liabilities	$(208)	$(3,534)	$(1,090)	$(4,832)

(a)	Our investment in one industry did not exceed 23%.
(b)	Carried at fair value due to fair value option elections.
(c)	Represents collateral in the form of investment securities. Cash collateral was excluded above.

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

	Level 3 recurring fair value measurements
($ in millions)	Fair value at January 1, 2011	Net realized/unrealized gains (losses)			Purchases	Sales	Issuances	Settlements	Fair value at March 31, 2011	Net unrealized gains included in earnings still held at March 31, 2011
		included in earnings		included in other comprehensive income
Assets
Trading securities
Mortgage-backed residential	$44	$1	(a)	$—	$—	$—	$—	$(5)	$40	$2	(a)
Asset-backed	94	—		—	—	(94)	—	—	—	—

Total trading securities	138	1		—	—	(94)	—	(5)	40	2
Investment securities
Available-for-sale securities
Debt securities
Mortgage-backed residential	1	—		—	—	—	—	—	1	—
Asset-backed	—	—		23	94	—	—	—	117	—

Total investment securities	1	—		23	94	—	—	—	118	—
Mortgage loans held-for-sale, net (b)	4	—		—	14	—	—	—	18	—
Consumer mortgage finance receivables and loans, net (b)	1,015	73	(b)	1	—	—	—	(118)	971	16	(b)
Mortgage servicing rights	3,738	116	(c)	—	2	(266) (d)	184	—	3,774	116	(d)
Other assets
Interests retained in financial asset sales	568	23	(e)	—	—	—	—	(22)	569	(6)	(e)
Derivative contracts, net
Interest rate	(13)	141	(f)	—	—	—	—	(17)	111	123	(f)
Foreign currency	—	2	(f)	—	—	—	—	—	2	2	(f)

Total fair value of derivative contracts in receivable (payable) position, net	(13)	143		—	—	—	—	(17)	113	125

Total assets	$5,451	$356		$24	$110	$(360)	$184	$(162)	$5,603	$253

Liabilities
Long-term debt
On-balance sheet securitization debt (b)	$(972)	$(67)	(b)	$1	$—	$—	$—	$116	$(922)	$5	(b)
Accrued expenses and other liabilities
Loan repurchases liabilities (b)	—	—		—	(14)	—	—	—	(14)	—

Total liabilities	$(972)	$(67)		$1	$(14)	$—	$—	$116	$(936)	$5

(a)	The fair value adjustment was reported as other income, net of losses, and the related interest was reported as interest on trading securities in the Condensed Consolidated Statement of Income.
(b)	Carried at fair value due to fair value option elections. Refer to the next section of this note titled Fair Value Option for Financial Assets and Liabilities for the location of the gains and losses in the Condensed Consolidated Statement of Income.
(c)	Fair value adjustment was reported as servicing-asset valuation and hedge activities, net, in the Condensed Consolidated Statement of Income.
(d)	Represents excess mortgage servicing rights transferred to an agency-controlled trust in exchange for trading securities. These securities were then sold instantaneously to third-party investors for $266 million.
(e)	Reported as other income, net of losses, in the Condensed Consolidated Statement of Income.
(f)	Refer to Note 19 for information related to the location of the gains and losses on derivative instruments in the Condensed Consolidated Statement of Income.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Level 3 recurring fair value measurements
($ in millions)	Fair value at January 1, 2010	Net realized/unrealized gain (losses)			Purchases, issuances, and settlements, net	Fair value at March 31, 2010	Net unrealized gains (losses) included in earnings still held at March 31, 2010
		included in earnings		included in other comprehensive income
Assets
Trading securities
Mortgage-backed residential	$99	$4	(a)	$—	$(49)	$54	$9	(a)
Asset-backed	596	—		2	(509)	89	—

Total trading securities	695	4		2	(558)	143	9
Investment securities
Available-for-sale securities
Debt securities
Mortgage-backed residential	6	—		—	(3)	3	—
Asset-backed	20	—		—	(7)	13	—

Total investment securities	26	—		—	(10)	16	—
Consumer mortgage finance receivables and loans, net (b)	1,303	413	(b)	—	856	2,572	202	(b)
Mortgage servicing rights	3,554	(196)	(c)	—	185	3,543	(196)	(c)
Other assets
Cash reserve deposits held-for-securitization trusts	31	—		—	(29)	2	—
Interests retained in financial asset sales	471	3	(d)	—	(63)	411	2	(d)
Derivative contracts, net
Interest rate contracts in receivable (payable) position, net	103	(145)	(e)	—	46	4	(57)	(e)

Total assets	$6,183	$79		$2	$427	$6,691	$(40)

Liabilities
Long-term debt
On-balance sheet securitization debt (b)	$(1,294)	$(413)	(b)	$—	$(677)	$(2,384)	$241	(b)

Total liabilities	$(1,294)	$(413)		$—	$(677)	$(2,384)	$(241)

(a)	The fair value adjustment was reported as other income, net of losses, and the related interest was reported as interest on trading securities in the Condensed Consolidated Statement of Income.
(b)	Carried at fair value due to fair value option elections. Refer to next section of this note titled Fair Value Option for Financial Assets and Liabilities for the location of the gains and losses in the Condensed Consolidated Statement of Income.
(c)	Fair value adjustment was reported as servicing-asset valuation and hedge activities, net, in the Condensed Consolidated Statement of Income.
(d)	Reported as other income, net of losses, in the Condensed Consolidated Statement of Income.
(e)	Refer to Note 19 for information related to the location of the gains and losses on derivative instruments in the Condensed Consolidated Statement of Income.

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

The following tables display the assets and liabilities measured at fair value on a nonrecurring basis.

	Nonrecurring fair value measures				Lower-of-cost or fair value allowance or valuation reserve	Total gains included in earnings for the three months ended
March 31, 2011 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans held-for-sale (a)	$—	$—	$597	$597	$(50)	n/m	(b)
Commercial finance receivables and loans, net (c)
Automotive	—	—	416	416	(46)	n/m	(b)
Mortgage	—	13	26	39	(15)	n/m	(b)
Other	—	—	93	93	(41)	n/m	(b)

Total commercial finance receivables and loans, net	—	13	535	548	(102)
Other assets
Real estate and other investments (d)	—	1	—	1	n/m	$—
Repossessed and foreclosed assets, (e)	—	44	37	81	(11)	n/m	(b)

Total assets	$—	$58	$1,169	$1,227	$(163)	$—

n/m = not meaningful

(a)	Represents loans held-for-sale that are required to be measured at the lower-of-cost or fair value. The table above includes only loans with fair values below cost during 2011. The related valuation allowance represents the cumulative adjustment to fair value of those specific loans.
(b)	We consider the applicable valuation or loan loss allowance to be the most relevant indicator of the impact on earnings caused by the fair value measurement. Accordingly, the table above excludes total gains and losses included in earnings for these items. The carrying values are inclusive of the respective valuation or loan loss allowance.
(c)	Represents the portion of the portfolio specifically impaired during 2011. The related valuation allowance represents the cumulative adjustment to fair value of those specific receivables.
(d)	Represents model homes impaired during 2011. The total loss included in earnings represents adjustments to the fair value of the portfolio based on the estimated fair value if the model home is under lease or the estimated value if the model home is marketed for sale.
(e)	The allowance provided for repossessed and foreclosed assets represents any cumulative valuation adjustment recognized to adjust the assets to fair value.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Nonrecurring fair value measures				Lower-of-cost or fair value or valuation reserve allowance	Total gains included in earnings for the three months ended
March 31, 2010 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Loans held-for-sale (a)
Automotive	$—	$—	$1,155	$1,155	$(141)	n/m	(b)
Mortgage	—	277	720	997	(112)	n/m	(b)

Total loans held-for-sale	—	277	1,875	2,152	(253)
Commercial finance receivables and loans, net (c)
Automotive	—	—	462	462	(105)	n/m	(b)
Mortgage	—	99	47	146	(70)	n/m	(b)
Other	—	—	606	606	(264)	n/m	(b)

Total commercial finance receivables and loans, net	—	99	1,115	1,214	(439)
Other assets
Real estate and other investments (d)	—	34	—	34	n/m	$1
Repossessed and foreclosed assets (e)	—	76	81	157	(44)	n/m	(b)

Total assets	$—	$486	$3,071	$3,557	$(736)	$1

n/m = not meaningful

(a)	Represents assets held-for-sale that are required to be measured at the lower-of-cost or fair value. The table above includes only loans with fair values below cost during 2010. The related valuation allowance represents the cumulative adjustment to fair value of those specific loans.
(b)	We consider the applicable valuation or loan loss allowance to be the most relevant indicator of the impact on earnings caused by the fair value measurement. Accordingly, the table above excludes total gains and losses included in earnings for these items. The carrying values are inclusive of the respective valuation or loan loss allowance.
(c)	Represents the portion of the portfolio specifically impaired during 2010. The related valuation allowance represents the cumulative adjustment to fair value of those specific receivables.
(d)	Represents model homes impaired during 2010. The total loss included in earnings represents adjustments to the fair value of the portfolio based on the estimated fair value if the model home is under lease or the estimated value if the model home is marketed for sale.
(e)	The allowance provided for repossessed and foreclosed assets represents any cumulative valuation adjustment recognized to adjust the assets to fair value.

Fair Value Option for Financial Assets and Financial Liabilities

A description of the financial assets and liabilities elected to be measured at fair value is as follows. Our intent in electing fair value for all these items was to mitigate a divergence between accounting losses and economic exposure for certain assets and liabilities.

•

On-balance sheet mortgage securitizations — We elected to measure at fair value certain domestic consumer mortgage finance receivables and loans and the related debt held in on-balance sheet mortgage securitization structures. The fair value-elected loans are classified as finance receivable and loans, net, on the Condensed Consolidated Balance Sheet. Our policy is to separately record interest income on the fair value-elected loans (unless the loans are placed on nonaccrual status); however, the accrued interest was excluded from the fair value presentation. We classified the fair value adjustment recorded for the loans as other income, net of losses, in the Condensed Consolidated Statement of Income.

We continued to record the fair value-elected debt balances as long-term debt on the Condensed Consolidated Balance Sheet. Our policy is to separately record interest expense on the fair value-elected debt, which continues to be classified as interest on long-term debt in the Condensed Consolidated Statement of Income. We classified the fair value adjustment recorded for this fair value-elected debt as other income, net of losses, in the Condensed Consolidated Statement of Income.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

•

Conforming and government-insured mortgage loans held-for-sale — We elected the fair value option for conforming and government-insured mortgage loans held-for-sale funded after July 31, 2009. We elected the fair value option to mitigate earnings volatility by better matching the accounting for the assets with the related hedges.

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

We carry the fair value-elected conforming and government-insured loans as loans held-for-sale, net, on the Condensed Consolidated Balance Sheet. Our policy is to separately record interest income on the fair value-elected loans (unless they are placed on nonaccrual status); however, the accrued interest was excluded from the fair value presentation. Upfront fees and costs related to the fair value-elected loans were not deferred or capitalized. The fair value adjustment recorded for these loans is classified as gain (loss) on mortgage loans, net, in the Condensed Consolidated Statement of Income. In accordance with GAAP, the fair value option election is irrevocable once the asset is funded even if it is subsequently determined that a particular loan cannot be sold.

•

Nongovernment eligible mortgage loans held-for-sale subject to conditional repurchase options — As of January 1, 2011, we elected the fair value option for both nongovernment eligible mortgage loans held-for-sale subject to conditional repurchase options and the related liability. These conditional repurchase options within our private label securitizations allow us to repurchase a transferred financial asset if certain events outside our control are met. The typical conditional repurchase option is a delinquent loan repurchase option that gives us the option to purchase the loan if it exceeds a certain prespecified delinquency level. We have complete discretion regarding when or if we will exercise these options, but generally we would do so only when it is in our best interest. We record the asset and the corresponding liability on our balance sheet when the option becomes exercisable. The fair value option election must be made at initial recording. As such, the conditional repurchase option assets and liabilities recorded prior to January 1, 2011, were ineligible for the fair value election.

We carry these fair value-elected optional repurchase loan balance as loans held-for-sale, net, on the Condensed Consolidated Balance Sheet. The fair value adjustment recorded for these loans is classified as other income, net of losses, in the Condensed Consolidated Statement of Income. We carry the fair value elected corresponding liability as accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet. The fair value adjustment recorded for these liabilities are classified as other income, net of losses, in the Condensed Consolidated Statement of Income.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table summarizes the fair value option elections and information regarding the amounts recorded as earnings for each fair value option-elected item.

	Changes included in the Condensed Consolidated Statement of Income
Three months ended March 31, ($ in millions)	Interest and fees on finance receivables and loans		Interest on loans held-for-sale		Interest on long-term debt		Gain on mortgage loans, net	Other income, net of losses	Total included in earnings	Change in fair value due to credit risk (a)
2011
Assets
Mortgage loans held-for-sale, net	$—		$41	(b)	$—		$142	$—	$183	$—	(c)
Consumer mortgage finance receivables and loans, net	54	(b)	—		—		—	19	73	(17	) (d)
Liabilities
Secured debt
On-balance sheet securitization debt	$—		$—		$(31	) (e)	$—	$(36)	$(67)	$27	(f)

Total									$189

2010
Assets
Mortgage loans held-for-sale, net	$—		$56	(b)	$—		$184	$—	$240	$—	(c)
Consumer mortgage finance receivables and loans, net	169	(b)	—		—		—	244	413	(34	) (d)
Liabilities
Secured debt
On-balance sheet securitization debt	$—		$—		$(96	) (e)	$—	$(317)	$(413)	$37	(f)

Total									$240

(a)	Factors other than credit quality that impact fair value include changes in market interest rates and the illiquidity or marketability in the current marketplace. Lower levels of observable data points in illiquid markets generally result in wide bid/offer spreads.
(b)	Interest income is measured by multiplying the unpaid principal balance on the loans by the coupon rate and the number of days of interest due.
(c)	The credit impact for agency eligible loans held-for-sale is assumed to be zero because the loans are either suitable for sale or are covered by a government guarantee. The credit impact for nonagency eligible loans was quantified by applying internal credit loss assumptions to cash flow models.
(d)	The credit impact for consumer mortgage finance receivables and loans was quantified by applying internal credit loss assumptions to cash flow models.
(e)	Interest expense is measured by multiplying bond principal by the coupon rate and the number of days of interest due to the investor.
(f)	The credit impact for on-balance sheet securitization debt is assumed to be zero until our economic interests in a particular securitization is reduced to zero at which point the losses on the underlying collateral will be expected to be passed through to third-party bondholders. Losses allocated to third-party bondholders, including changes in the amount of losses allocated, will result in fair value changes due to credit. We also monitor credit ratings and will make credit adjustments to the extent any bond classes are downgraded by rating agencies.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table provides the aggregate fair value and the aggregate unpaid principal balance for the fair value option-elected loans and long-term debt instruments.

	March 31, 2011		December 31, 2010
($ in millions)	Unpaid principal balance	Fair value (a)	Unpaid principal balance	Fair value (a)
Assets
Mortgage loans held-for-sale, net
Total loans	$2,870	$2,946	$6,354	$6,424
Nonaccrual loans	26	15	3	1
Loans 90+ days past due (b)	25	14	—	—
Consumer mortgage finance receivables and loans, net
Total loans	2,811	971	2,905	1,015
Nonaccrual loans (c)	565	246	586	260
Loans 90+ days past due (b) (c)	382	184	366	184
Liabilities
Secured debt
On-balance sheet securitization debt	$(2,886)	$(922)	$(2,969)	$(972)
Accrued expenses and other liabilities
Loan repurchase liabilities	(25)	(14)	—	—

(a)	Excludes accrued interest receivable.
(b)	Loans 90+ days past due are also presented within the nonaccrual loan balance and the total loan balance; however, excludes government-insured loans that are still accruing interest.
(c)	The fair value of consumer mortgage finance receivables and loans is calculated on a pooled basis; therefore, we allocated the fair value of nonaccrual loans and loans 90+ days past due to individual loans based on the unpaid principal balances. For further discussion regarding the pooled basis, refer to the previous section of this note titled Consumer mortgage finance receivables and loans, net.

Fair Value of Financial Instruments

The following table presents the carrying and estimated fair value of assets and liabilities that are considered financial instruments. Accordingly, items that do not meet the definition of a financial instrument are excluded from the table. When possible, we use quoted market prices to determine fair value. Where quoted market prices are not available, the fair value is internally derived based on appropriate valuation methodologies with respect to the amount and timing of future cash flows and estimated discount rates. However, considerable judgment is required in interpreting market data to develop estimates of fair value, so the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions or estimation methodologies could be material to the estimated fair values. Fair value information presented herein was based on information available at March 31, 2011, and December 31, 2010.

	March 31, 2011		December 31, 2010
($ in millions)	Carrying value	Fair value	Carrying value	Fair value
Financial assets
Trading securities	$75	$75	$240	$240
Investment securities	15,401	15,401	14,846	14,846
Loans held-for-sale, net	7,496	7,552	11,411	11,449
Finance receivables and loans, net	105,653	104,856	100,540	99,462
Interests retained in financial asset sales	569	569	568	568
Fair value of derivative contracts in receivable position	3,380	3,380	3,966	3,966
Collateral placed with counterparties (a)	433	433	728	728
Financial liabilities
Deposit liabilities (b)	$38,786	$38,793	$37,291	$37,546
Short-term borrowings	7,395	7,386	7,508	7,509
Long-term debt (c)	88,725	90,688	87,181	88,996
Fair value of derivative contracts in liability position	3,224	3,224	3,860	3,860
Trading liabilities	137	137	—	—

(a)	Represents collateral in the form of investment securities. Cash collateral was excluded above.
(b)	The carrying value and fair value amounts exclude dealer deposits.
(c)	Debt includes deferred interest for zero-coupon bonds of $586 million and $569 million at March 31, 2011, and December 31, 2010, respectively.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following describes the methodologies and assumptions used to determine fair value for the significant classes of financial instruments. In addition to the valuation methods discussed below, we also followed guidelines for determining whether a market was not active and a transaction was not distressed. As such, we assumed the price that would be received in an orderly transaction (including a market-based return) and not in forced liquidation or distressed sale.

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

22.	Segment Information

Operating segments are defined as components of an enterprise that engage in business activity from which revenues are earned and expenses incurred for which discrete financial information is available that is evaluated regularly by our chief operating decision maker in deciding how to allocate resources and in assessing performance.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Basis of Presentation

We report our results of operations on a line-of-business basis through five operating segments — North American Automotive Finance operations, International Automotive Finance operations, Insurance operations, Mortgage — Origination and Servicing operations, and Mortgage — Legacy Portfolio and Other operations, with the remaining activity reported in Corporate and Other. The operating segments are determined based on the products and services offered and geographic considerations, and reflect the manner in which financial information is currently evaluated by management. The following is a description of each of our reportable operating segments.

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

•

Mortgage — Legacy Portfolio and Other operations — Primarily consists of loans originated prior to January 1, 2009, and includes noncore business activities including discontinued operations, portfolios in runoff, our mortgage reinsurance business, and cash held in the ResCap legal entity. These activities, all of which we have discontinued, included, among other things: lending to real estate developers and homebuilders in the United States and United Kingdom; and purchasing, selling, and securitizing nonconforming residential mortgage loans (with the exception of U.S. prime jumbo mortgage loans) in both the United States and internationally.

Corporate and Other consists of our Commercial Finance Group, certain equity investments, other corporate activities, the residual impacts of our corporate funds transfer pricing (FTP) and treasury asset liability management activities (ALM), and reclassifications and eliminations between the reportable operating segments.

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

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Financial information for our reportable operating segments is summarized as follows.

	Global Automotive Services			Mortgage (a)
Three months ended March 31, ($ in millions)	North American Automotive Finance operations	International Automotive Finance operations (b)	Insurance operations	Origination and Servicing operations	Legacy Portfolio and Other operations	Corporate and Other (c)	Consolidated (d)
2011
Net financing revenue (loss)	$818	$171	$22	$(30)	$78	$(522)	$537
Other revenue	109	75	498	351	12	25	1,070

Total net revenue (loss)	927	246	520	321	90	(497)	1,607
Provision for loan losses	46	37	—	2	45	(17)	113
Other noninterest expense	363	169	386	246	84	144	1,392

Income (loss) from continuing operations before income tax	$518	$40	$134	$73	$(39)	$(624)	$102

Total assets	$87,662	$16,295	$9,024	$19,164	$11,809	$29,750	$173,704

2010
Net financing revenue (loss)	$872	$178	$30	$(11)	$193	$(510)	$752
Other revenue	203	92	591	346	23	(157)	1,098

Total net revenue (loss)	1,075	270	621	335	216	(667)	1,850
Provision for loan losses	101	21	—	1	6	15	144
Other noninterest expense	362	202	438	263	125	129	1,519

Income (loss) from continuing operations before income tax	$612	$47	$183	$71	$85	$(811)	$187

Total assets	$74,786	$19,378	$9,083	$16,491	$28,045	$31,644	$179,427

(a)	Represents the ResCap legal entity and the mortgage activities of Ally Bank and ResMor Trust.
(b)	Amounts include intrasegment eliminations between our North American Automotive Finance operations, International Automotive Finance operations, and Insurance operations.
(c)	Total assets for the Commercial Finance Group were $1.4 billion and $3.0 billion at March 31, 2011 and 2010, respectively.
(d)	Net financing revenue (loss) after the provision for loan losses totaled $424 million and $608 million for the three months ended March 31, 2011 and 2010, respectively.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Information concerning principal geographic areas was as follows.

Three months ended March 31, ($ in millions)	Revenue (a)	Income (loss) from continuing operations before income tax expense (benefit) (b)	Net income (loss) (b)
2011
Canada	$187	$76	$176
Europe	169	63	50
Latin America	237	73	32
Asia	—	—	(1)

Total foreign	593	212	257
Total domestic (c)	1,014	(110)	(111)

Total	$1,607	$102	$146

2010
Canada	$161	$50	$44
Europe	205	(44)	(34)
Latin America	207	45	35
Asia	3	7	(23)

Total foreign	576	58	22
Total domestic (c)	1,274	129	140

Total	$1,850	$187	$162

(a)	Revenue consists of net financing revenue and total other revenue as presented in our Condensed Consolidated Statement of Income.
(b)	The domestic amounts include original discount amortization of $299 million and $296 million for the three months ended March 31, 2011 and 2010, respectively.
(c)	Amounts include eliminations between our domestic and foreign operations.

23.	Parent and Guarantor Consolidating Financial Statements

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

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Condensed Consolidating Statement of Income

Three months ended March 31, 2011 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$252	$7	$1,364	$—	$1,623
Interest and fees on finance receivables and loans — intercompany	91	5	7	(103)	—
Interest on loans held-for-sale	—	—	108	—	108
Interest on trading facilities	—	—	3	—	3
Interest and dividends on available-for-sale investment securities	3	—	101	—	104
Interest and dividends on available-for-sale investment securities — intercompany	—	—	2	(2)	—
Interest-bearing cash	3	—	9	—	12
Operating leases	308	—	372	—	680

Total financing revenue and other interest income	657	12	1,966	(105)	2,530
Interest expense
Interest on deposits	15	—	157	—	172
Interest on short-term borrowings	13	—	113	—	126
Interest on long-term debt	988	2	420	—	1,410
Interest on intercompany debt	(4)	7	102	(105)	—

Total interest expense	1,012	9	792	(105)	1,708
Depreciation expense on operating lease assets	131	—	154	—	285

Net financing (loss) revenue	(486)	3	1,020	—	537
Dividends from subsidiary
Nonbank subsidiaries	501	—	—	(501)	—
Other revenue
Servicing fees	80	—	291	—	371
Servicing asset valuation and hedge activities, net	—	—	(87)	—	(87)

Total servicing income, net	80	—	204	—	284
Insurance premiums and service revenue earned	—	—	433	—	433
Gain on mortgage and automotive loans, net	—	—	92	—	92
Loss on extinguishment of debt	(39)	—	—	—	(39)
Other gain on investments, net	9	—	75	—	84
Other income, net of losses	15	—	349	(148)	216

Total other revenue	65	—	1,153	(148)	1,070
Total net revenue	80	3	2,173	(649)	1,607
Provision for loan losses	83	(1)	31	—	113
Noninterest expense
Compensation and benefits expense	198	2	234	—	434
Insurance losses and loss adjustment expenses	—	—	186	—	186
Other operating expenses	118	1	801	(148)	772

Total noninterest expense	316	3	1,221	(148)	1,392
(Loss) income from continuing operations before income tax (benefit) expense and undistributed income of subsidiaries	(319)	1	921	(501)	102
Income tax (benefit) expense from continuing operations	(133)	—	65	—	(68)

Net (loss) income from continuing operations	(186)	1	856	(501)	170

Loss from discontinued operations, net of tax	(5)	—	(19)	—	(24)
Undistributed income of subsidiaries
Bank subsidiary	251	251	—	(502)	—
Nonbank subsidiaries	86	197	—	(283)	—

Net income	$146	$449	$837	$(1,286)	$146

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Three months ended March 31, 2010 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$316	$8	$1,294	$—	$1,618
Interest and fees on finance receivables and loans — intercompany	177	1	1	(179)	—
Interest on loans held-for-sale	46	—	169	—	215
Interest on trading facilities	—	—	1	—	1
Interest and dividends on available-for-sale investment securities	—	—	101	(2)	99
Interest and dividends on available-for-sale investment securities — intercompany	22	—	1	(23)	—
Interest-bearing cash	1	—	13	—	14
Operating leases	200	—	963	—	1,163

Total financing revenue and other interest income	762	9	2,543	(204)	3,110
Interest expense
Interest on deposits	10	—	148	—	158
Interest on short-term borrowings	9	—	102	—	111
Interest on long-term debt	908	5	520	—	1,433
Interest on intercompany debt	(6)	1	169	(164)	—

Total interest expense	921	6	939	(164)	1,702
Depreciation expense on operating lease assets	70	—	586	—	656

Net financing (loss) revenue	(229)	3	1,018	(40)	752
Dividends from subsidiaries
Nonbank subsidiaries	5	—	—	(5)	—
Other revenue
Servicing fees	144	—	241	—	385
Servicing asset valuation and hedge activities, net	—	—	(133)	—	(133)

Total servicing income, net	144	—	108	—	252
Insurance premiums and service revenue earned	—	—	468	—	468
(Loss) gain on mortgage and automotive loans, net	(31)	—	302	—	271
Loss on extinguishment of debt	(116)	—	(2)	—	(118)
Other gain on investments, net	—	—	144	(1)	143
Other income, net of losses	(76)	—	295	(137)	82

Total other revenue	(79)	—	1,315	(138)	1,098
Total net revenue	(303)	3	2,333	(183)	1,850
Provision for loan losses	(19)	—	163	—	144
Noninterest expense
Compensation and benefits expense	195	3	228	—	426
Insurance losses and loss adjustment expenses	—	—	211	—	211
Other operating expenses	153	13	854	(138)	882

Total noninterest expense	348	16	1,293	(138)	1,519
(Loss) income from continuing operations before income tax (benefit) expense and undistributed income of subsidiaries	(632)	(13)	877	(45)	187
Income tax (benefit) expense from continuing operations	(165)	—	201	—	36

Net (loss) income from continuing operations	(467)	(13)	676	(45)	151

Income (loss) from discontinued operations, net of tax	16	—	(5)	—	11
Undistributed income of subsidiaries
Bank subsidiary	225	225	—	(450)	—
Nonbank subsidiaries	388	51	—	(439)	—

Net income	$162	$263	$671	$(934)	$162

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Condensed Consolidating Balance Sheet

March 31, 2011 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Assets
Cash and cash equivalents
Noninterest-bearing	$1,288	$—	$364	$—	$1,652
Interest-bearing	4,652	2	6,640	—	11,294
Interest-bearing — intercompany	—	—	394	(394)	—

Total cash and cash equivalents	5,940	2	7,398	(394)	12,946
Trading securities	—	—	75	—	75
Investment securities	—	—	15,401	—	15,401
Investment securities — intercompany	—	—	—	—	—
Loans held-for-sale, net	—	—	7,496	—	7,496
Finance receivables and loans, net
Finance receivables and loans, net	17,682	389	89,388	—	107,459
Intercompany loans to
Bank subsidiary	2,250	—	—	(2,250)	—
Nonbank subsidiaries	9,284	388	460	(10,132)	—
Allowance for loan losses	(358)	(1)	(1,447)	—	(1,806)

Total finance receivables and loans, net	28,858	776	88,401	(12,382)	105,653
Investment in operating leases, net	4,973	—	3,925	—	8,898
Intercompany receivables from
Bank subsidiary	5,812	—	—	(5,812)	—
Nonbank subsidiaries	—	214	—	(214)	—
Investment in subsidiaries
Bank subsidiary	11,165	11,164	—	(22,329)	—
Nonbank subsidiaries	16,928	3,742	—	(20,670)	—
Mortgage servicing rights	—	—	3,774	—	3,774
Premiums receivable and other insurance assets	(6)	—	2,184	(3)	2,175
Other assets	3,119	4	14,507	(867)	16,763
Assets of operations held-for-sale	(134)	—	657	—	523

Total assets	$76,655	$15,902	$143,818	$(62,671)	$173,704

Liabilities
Deposit liabilities
Noninterest-bearing	$—	$—	$2,064	$—	$2,064
Interest-bearing	1,591	—	37,041	—	38,632

Total deposit liabilities	1,591	—	39,105	—	40,696
Short-term borrowings	2,831	50	5,061	(547)	7,395
Long-term debt	44,051	260	43,828	—	88,139
Intercompany debt to
Nonbank subsidiaries	394	460	11,375	(12,229)	—
Intercompany payables to
Nonbank subsidiaries	4,881	—	1,110	(5,991)	—
Interest payable	1,174	4	672	—	1,850
Unearned insurance premiums and service revenue	—	—	2,842	—	2,842
Reserves for insurance losses and loss adjustment expenses	—	—	828	—	828
Accrued expenses and other liabilities	1,326	6	10,574	(905)	11,001
Liabilities of operations held-for-sale	—	—	546	—	546

Total liabilities	56,248	780	115,941	(19,672)	153,297

Total equity	20,407	15,122	27,877	(42,999)	20,407

Total liabilities and equity	$76,655	$15,902	$143,818	$(62,671)	$173,704

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

December 31, 2010 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Assets
Cash and cash equivalents
Noninterest-bearing	$1,251	$—	$463	$—	$1,714
Interest-bearing	3,414	1	6,541	—	9,956
Interest-bearing — intercompany	—	—	504	(504)	—

Total cash and cash equivalents	4,665	1	7,508	(504)	11,670
Trading securities	—	—	240	—	240
Investment securities	1,488	—	13,358	—	14,846
Investment securities — intercompany	2	—	—	(2)	—
Loans held-for-sale, net	—	—	11,411	—	11,411
Finance receivables and loans, net
Finance receivables and loans, net	10,047	425	91,941	—	102,413
Intercompany loans to
Bank subsidiary	3,650	—	—	(3,650)	—
Nonbank subsidiaries	9,461	367	463	(10,291)	—
Allowance for loan losses	(266)	(1)	(1,606)	—	(1,873)

Total finance receivables and loans, net	22,892	791	90,798	(13,941)	100,540
Investment in operating leases, net	3,864	—	5,264	—	9,128
Intercompany receivables from
Bank subsidiary	5,930	—	—	(5,930)	—
Nonbank subsidiaries	—	213	—	(213)	—
Investment in subsidiaries
Bank subsidiary	10,886	10,886	—	(21,772)	—
Nonbank subsidiaries	23,632	3,123	—	(26,755)	—
Mortgage servicing rights	—	—	3,738	—	3,738
Premiums receivable and other insurance assets	—	—	2,190	(9)	2,181
Other assets	2,912	3	15,539	(890)	17,564
Assets of operations held-for-sale	(160)	—	850	—	690

Total assets	$76,111	$15,017	$150,896	$(70,016)	$172,008

Liabilities
Deposit liabilities
Noninterest-bearing	$—	$—	$2,131	$—	$2,131
Interest-bearing	1,459	—	35,458	—	36,917

Total deposit liabilities	1,459	—	37,589	—	39,048
Short-term borrowings	2,519	89	4,900	—	7,508
Long-term debt	43,897	239	42,476	—	86,612
Intercompany debt to
Nonbank subsidiaries	504	462	13,481	(14,447)	—
Intercompany payables to
Nonbank subsidiaries	4,466	—	1,716	(6,182)	—
Interest payable	1,229	3	597	—	1,829
Unearned insurance premiums and service revenue	—	—	2,854	—	2,854
Reserves for insurance losses and loss adjustment expenses	—	—	862	—	862
Accrued expenses and other liabilities	1,548	1	11,437	(860)	12,126
Liabilities of operations held-for-sale	—	—	680	—	680

Total liabilities	55,622	794	116,592	(21,489)	151,519

Total equity	20,489	14,223	34,304	(48,527)	20,489

Total liabilities and equity	$76,111	$15,017	$150,896	$(70,016)	$172,008

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Condensed Consolidating Statement of Cash Flows

Three months ended March 31, 2011 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Operating activities
Net cash provided by (used in) operating activities	$7,381	$5	$(3,843)	$(501)	$3,042
Investing activities
Purchases of available-for-sale securities	—	—	(5,529)	—	(5,529)
Proceeds from sales of available-for-sale securities	1,494	—	2,981	—	4,475
Proceeds from maturities of available-for-sale securities	1	—	1,102	—	1,103
Net (increase) decrease in finance receivables and loans	(7,669)	35	3,385	—	(4,249)
Net decrease (increase) in loans — intercompany	1,578	(22)	2	(1,558)	—
Net (increase) decrease in operating lease assets	(1,293)	—	1,242	—	(51)
Capital contributions to subsidiaries	(50)	(50)	—	100	—
Proceeds from sale of business units, net	—	—	46	—	46
Other, net	(229)	2	818	—	591

Net cash (used in) provided by investing activities	(6,168)	(35)	4,047	(1,458)	(3,614)
Financing activities
Net change in short-term debt — third party	312	(39)	(186)	—	87
Net increase in bank deposits	—	—	1,670	—	1,670
Proceeds from issuance of long-term debt — third party	2,088	28	11,688	—	13,804
Repayments of long-term debt — third party	(2,131)	(7)	(11,073)	—	(13,211)
Net change in debt — intercompany	(110)	(2)	(1,556)	1,668	—
Dividends paid — third party	(228)	—	—	—	(228)
Dividends paid and returns of contributed capital — intercompany	—	—	(501)	501	—
Capital contributions from parent	—	50	50	(100)	—
Other, net	131	—	(48)	—	83

Net cash provided by financing activities	62	30	44	2,069	2,205
Effect of exchange-rate changes on cash and cash equivalents	—	—	(266)	—	(266)

Net increase (decrease) in cash and cash equivalents	1,275	—	(18)	110	1,367
Adjustment for change in cash and cash equivalents of operations held-for-sale	—	—	(91)	—	(91)
Cash and cash equivalents at beginning of year	4,665	2	7,507	(504)	11,670

Cash and cash equivalents at March 31	$5,940	$2	$7,398	$(394)	$12,946

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Three months ended March 31, 2010 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Operating activities
Net cash provided by operating activities	$636	$30	$6,714	$(7)	$7,373
Investing activities
Purchases of available-for-sale securities	—	—	(4,735)	—	(4,735)
Proceeds from sales of available-for-sale securities	24	—	2,664	(24)	2,664
Proceeds from maturities of available-for-sale securities	—	—	2,873	—	2,873
Net increase in investment securities — intercompany	—	—	(332)	332	—
Net (increase) decrease in finance receivables and loans	(1,763)	45	(1,853)	—	(3,571)
Proceeds from sales of finance receivables and loans	6	—	1,181	—	1,187
Net decrease in loans — intercompany	1,955	47	33	(2,035)	—
Net (increase) decrease in operating lease assets	(1,868)	—	3,301	—	1,433
Capital contributions to subsidiaries	(160)	(62)	—	222	—
Returns of contributed capital	123	—	—	(123)	—
Proceeds from sale of business units, net	—	—	(526)	—	(526)
Other, net	49	—	557	—	606

Net cash (used in) provided by investing activities	(1,634)	30	3,163	(1,628)	(69)
Financing activities
Net change in short-term debt — third party	110	(14)	(2,725)	—	(2,629)
Net increase in bank deposits	—	—	752	—	752
Proceeds from issuance of long-term debt — third party	3,299	5	8,859	24	12,187
Repayments of long-term debt — third party	(2,615)	(56)	(16,090)	—	(18,761)
Net change in debt — intercompany	338	(35)	(2,000)	1,697	—
Dividends paid — third party	(199)	—	—	—	(199)
Dividends paid and returns of contributed capital — intercompany	—	—	(130)	130	—
Capital contributions from parent	—	50	172	(222)	—
Other, net	36	—	258	—	294

Net cash provided by (used in) financing activities	969	(50)	(10,904)	1,629	(8,356)
Effect of exchange-rate changes on cash and cash equivalents	—	—	378	—	378

Net (decrease) increase in cash and cash equivalents	(29)	10	(649)	(6)	(674)
Adjustment for change in cash and cash equivalents of operations held-for-sale	—	—	556	—	556
Cash and cash equivalents at beginning of year	757	5	14,026	—	14,788

Cash and cash equivalents at March 31	$728	$15	$13,933	$(6)	$14,670

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

24.	Contingencies and Other Risks

Temporary Suspension of Mortgage Foreclosure Sales and Evictions and Consent Order

Representatives of federal and state governments, including the United States Department of Justice, the FRB, the FDIC, the SEC and law enforcement authorities in all 50 states, have announced investigations into the procedures followed by mortgage servicing companies and banks, including subsidiaries of Ally, in connection with mortgage foreclosure home sales and evictions. As a result of an examination conducted by the FRB and FDIC, on April 13, 2011, each of Ally, Ally Bank, Residential Capital, LLC and GMAC Mortgage, LLC (collectively, the Ally Entities) entered into a Consent Order (the Order) with the FRB and the FDIC. The Order requires, among other things, the Ally Entities to retain independent consultants to conduct a risk assessment related to mortgage servicing activities and to conduct a review of certain past residential mortgage foreclosure actions. We do not expect the costs associated with our required near-term response to the Order to be material. The Order further requires the Ally Entities to make improvements in various areas related to aspects of Ally’s mortgage servicing business, including board oversight, compliance programs, internal audit, communications with borrowers, outsourcing activities, management information systems, and employee training. The estimated increased costs associated with future servicing and foreclosure costs as a result of the Order have been considered as part of the fair value adjustment of our existing mortgage servicing rights for the three months ended March 31, 2011.

We continue to cooperate with the ongoing investigations of the various regulators. Any additional results of these investigations is uncertain, but we expect that Ally or its subsidiaries will become subject to additional penalties, sanctions, or other adverse actions, including montetary fines, that could have a material adverse impact on us.

On September 17, 2010, GMAC Mortgage, LLC (GMACM), our indirect wholly owned subsidiary, temporarily suspended mortgage foreclosure home sales and evictions and postponed hearings on motions for judgment in certain states. This decision was made after an operational matter was detected in the execution of certain affidavits used in connection with judicial foreclosures in some but not all states. The issue relates to whether persons signing the affidavits had appropriately verified the information in them and whether they were signed in the immediate physical presence of a notary. In response to this and to enhance existing procedures, GMACM implemented supplemental procedures that are used in all new foreclosure cases to seek to ensure that affidavits are prepared in compliance with applicable law. GMACM is also conducting an additional review of all foreclosure files in all states prior to proceeding with foreclosure sales.

Our review related to this matter is ongoing, and we cannot estimate the ultimate impact of deficiencies that have been identified or any that may be identified in the future, related to our historical foreclosure procedures. Throughout our review process to date, we have found no instance where a homeowner was foreclosed upon without being in significant default. There are potential risks related to these matters that extend beyond potential liability on individual foreclosure actions. Specific risks could include, for example, claims and litigation related to foreclosure file remediation and resubmission; claims from investors that hold securities that become adversely impacted by continued delays in the foreclosure process; actions by courts, state attorneys general, or regulators to delay further the foreclosure process after submission of corrected affidavits; regulatory fines, sanctions, and other costs; and reputational risks. At March 31, 2011, we recorded a liability of approximately $9 million related to potential monetary fines and penalties we determined were probable and estimable. We did not record any additional liability related to unasserted claims or loss contingencies at March 31, 2011, because we do not believe such liabilities are probable and estimable based on information currently available nor are we able to estimate a range of losses.

Mortgage-backed Securities Litigation

There are twelve cases relating to various private-label MBS offerings that are currently pending. Plaintiffs in these cases include Cambridge Place Investment Management Inc. (two cases pending in Suffolk County Superior Court, Massachusetts); The Charles Schwab Corporation (case pending in San Francisco County Superior Court, California); Federal Home Loan Bank of Boston (case pending in Suffolk County Superior Court, Massachusetts); Federal Home Loan Bank of Chicago (case pending in Cook County Circuit Court, Illinois); Federal Home Loan Bank of Indianapolis (case filed in Marion County Superior Court, Indiana); Massachusetts Mutual Life Ins. Co. (case pending in federal court in the District of Massachusetts); Allstate Insurance Co. et al. (case pending in Hennepin County District Court, Minnesota); New Jersey Carpenters Health Fund, et al. (a putative class action in which certification has been denied, pending in federal court in the Southern District of

New York); West Virginia Investment Management Board (case pending in Kanawha County Circuit Court, West Virginia);

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Thrivent Financial for Lutherans, et al. (case pending in Hennepin County District Court, Minnesota); and Union Central Life Insurance et al. (case pending in federal court in the Southern District of New York). Each of the above cases includes as defendants certain of our mortgage subsidiaries, and the New Jersey Carpenters, Massachusetts Mutual, and Union Central cases also include as defendants certain current and former employees. The plaintiffs in all cases have alleged that the various defendant subsidiaries made misstatements and omissions in registration statements, prospectuses, prospectus supplements, and other documents related to MBS offerings. The alleged misstatements and omissions typically concern underwriting standards. Plaintiffs claim that such misstatements and omissions constitute violations of state and/or federal securities law and common law including negligent misrepresentation and fraud. Plaintiffs seek monetary damages and rescission. The range of any potential losses related to these matters is not currently determinable.

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

Loan Repurchases and Obligations Related to Loan Sales

Overview

Our Mortgage operations sell loans that take the form of securitizations guaranteed by the GSEs and to whole-loan investors. We have issued private-label mortgage-backed securities infrequently since 2007. In prior years, our volume of private-label securitization issuances were considerably larger, and they included securitized loans where monolines have insured the related bonds. We have settled with both Fannie Mae and Freddie Mac, limiting our remaining exposure with the GSEs. In connection with securitizations and loan sales, investors are provided various representations and warranties related to the loans sold. The specific representations and warranties vary among different transactions and investors but typically relate to, among other things, the ownership of the loan, the validity of the lien securing the loan, the loan’s compliance with the criteria for inclusion in the transaction, including compliance with underwriting standards or loan criteria established by the buyer, the ability to deliver required documentation and compliance with applicable laws. In general, the representations and warranties described above may be enforced at any time unless a sunset provision is in place. ResCap assumes all of the customary mortgage representation and warranty obligations for loans purchased from Ally Bank and subsequently sold into the secondary market, generally through securitizations guaranteed by the GSEs. In the event ResCap fails to meet these obligations, Ally Financial Inc. has provided Ally Bank a guaranteed coverage of liability. Upon a breach of a representation, the breach is corrected in a manner conforming to the provisions of the sale agreement. This may require us either to repurchase the loan or indemnify the investor for incurred losses.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Originations

We believe our exposure to mortgage representation and warranty claims is most significant for loans sold between 2004 through 2008, specifically the 2006 and 2007 vintages that were originated and sold prior to enhanced underwriting standards and risk-mitigation actions implemented in 2008 and forward, including product offerings, which are more conservative. Since 2009, we have focused primarily on prime conforming and government-insured mortgages in the United States and high-quality government-insured residential mortgages in Canada. In addition, we ceased offering interest-only jumbo mortgages in 2010. Our representation and warranty risk-mitigation strategies include, but are not limited to, pursuing settlements with investors where economically beneficial in order to resolve a pipeline of demands in lieu of loan-by-loan assessments that could result in us repurchasing loans, aggressively contesting claims we do not consider valid (rescinding claims), or actively seeking recourse against correspondent lenders from whom we purchased loans.

Repurchase Process

As soon as practical, after receiving a claim under representation and warranty obligations, we evaluate the request and take appropriate action. Historically, repurchase demands were related to loans that became delinquent within the first few years following origination and varied by investor. As a result of market developments over the past several years, repurchase demand behavior has changed significantly. GSEs are more likely to submit claims for loans at any point in their life cycle based on their internal audit findings. Direct and whole-loan investors are more likely to submit claims for loans that become delinquent at any time while a loan is outstanding or when a loan incurs a loss. Actual incurred losses more significantly drive monoline investor behavior, which can significantly extend the period over which claims are likely to be presented. This occurs because insurance claims paid by the monolines are not required until over-collateralization is depleted and the monolines are not incented to request loan repurchases until they have paid the insurance claims. Representation and warranty claims are generally reviewed on a loan-by-loan basis to validate if there has been a breach requiring a potential repurchase or indemnification payment. We actively contest claims to the extent we do not consider them valid. We are not required to either repurchase the loan or provide an indemnification payment where claims are not valid.

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

At the time a loan is sold, an estimate of the fair value of the liability is recorded and classified in accrued expenses and other liabilities on our Condensed Consolidated Balance Sheet and recorded as a component of gain (loss) on mortgage and automotive loans, net, in our Condensed Consolidated Statement of Income. We recognize changes in the reserve when additional relevant information becomes available. Changes in the liability are recorded as other operating expenses in our Condensed Consolidated Statement of Income. The repurchase reserve at March 31, 2011, primarily represents non-GSE exposure.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following tables summarize the changes in our reserve for representation and warranty obligations.

($ in millions)	2011	2010
Balance at January 1,	$830	$1,263
Provision for mortgage representation and warranty expenses
Loan sales	6	1
Change in estimate — continuing operations	26	49

Total additions	32	50
Realized losses (a)	(34)	(425)
Recoveries	2	2

Balance at March 31, (b)	$830	$890

(a)	Includes principal losses and accrued interest on repurchased loans, indemnification payments, and settlements with counterparty.
(b)	Includes international reserves.

Government-sponsored Enterprises

Between 2004 and 2008, we sold $250.8 billion of loans. Each GSE has specific guidelines and criteria for sellers and servicers of loans underlying their securities. In addition, the risk of credit loss of the loan sold was generally transferred to investors upon sale of the securities into the secondary market. Conventional conforming loans were sold to either Freddie Mac or Fannie Mae, and government-insured loans were securitized with Ginnie Mae. For the three months ended March 31, 2011, we received $102 million in repurchase claims of which $49 million are associated with the 2004 through 2008 vintages of loans sold to the GSEs. Overall, we resolved $174 million claims, including $133 million in settlement, repurchase, or indemnification payments and $41 million related to rescinded claims. Our representation and warranty obligation liability with respect to the GSEs considers the existing unresolved claims and our best estimate of future claims we might receive. We consider our experiences with the each GSE in evaluating our liability. During 2010, we reached agreements with Freddie Mac and Fannie Mae that resolve material repurchase obligations with each counterparty.

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

The FHFA, as conservator of Fannie Mae and Freddie Mac, announced on July 12, 2010, that it issued 64 subpoenas to various entities seeking documents related to private-label mortgage-backed securities in which Fannie Mae and Freddie Mac had invested. Certain of these subpoenas were directed at our mortgage subsidiaries. In connection with the agreement reached with Fannie Mae, the FHFA has agreed to withdraw those subpoenas that relate to Fannie Mae while the subpoenas that relate to Freddie Mac remain open.

Whole-loan Sales

In addition to the settlements with the GSEs noted earlier, we have settled with several whole-loan investors concerning alleged breaches of underwriting standards. For the three months ended March 31, 2011, we have received $16 million in

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

repurchase claims of which $14 million are associated with the 2004 through 2008 vintages of loans sold to whole-loan investors. We resolved $31 million of claims, including $7 million in either settlements, repurchases, or indemnification payments and $24 million related to rescinded claims.

Monoline Insurers

Historically, our Mortgage operations have securitized whole loans where the monolines have insured all or some of the related bonds and have guaranteed the timely repayment of bond principal and interest when an issuer defaults. Overall, the representation and warranty obligations to monoline insurers are not as stringent as those of the GSEs and impose a higher burden of proof on the insurer. Typically, any alleged breach requires the insurer to have both the ability to assert a claim as well as evidence that a defect has had a material adverse effect on the interest of the security holders or the insurer. For the period 2004 through 2008, we sold $42.7 billion of loans into these monoline-wrapped securitizations. For the three months ended March 31, 2011, we received $14 million in repurchase claims from the monolines associated with the 2004 through 2008 securitizations. We have resolved $8 million of the total unresolved repurchase demands through indemnification payments.

Unlike the repurchase protocols and experience established with the GSEs, experience with monolines has not been as predictable. A significant portion of the outstanding unresolved monoline repurchase claims are with one insurer, with whom we are currently in litigation.

Private-label Securitization

Historically, our Mortgage operations were very active in the securitization market, selling whole loans into special-purpose entities and selling these private-label mortgage-backed securities to investors. We have issued private-label mortgage-backed securities infrequently since 2007.

In general, representations and warranties provided as part of our securitization activities are less rigorous than those provided to the GSEs and generally impose higher burdens on investors seeking repurchase. In order to successfully assert a claim, an investor must prove breach of the representations and warranties that materially and adversely affects the interest of all investors. Securitization documents typically provide the investors with a right to request that the trustee investigate and initiate a repurchase claim. However, a class of investors generally are required to coordinate with other investors in that class comprising not less than 25% of the percentage interest constituting a class of securities of that class issued by the trust to pursue claims for breach of representations and warranties. In addition, our private-label securitizations generally require that the servicer or trustee give notice to the other parties whenever it becomes aware of facts or circumstances that reveal a breach of representation that materially and adversely affects the interest of the certificate holders. If, for example, we as servicer became aware of such facts and circumstances, we would typically be required to initiate a repurchase at that time. The GSEs were among the purchasers of securities in our private-label securitizations.

Regarding our securitization activities, we have exposure to potential losses primarily through two avenues. First, investors may request that we repurchase loans or make the investor whole for losses incurred if it is determined that we violated representations and warranties made at the time of the sale. Contractual representations and warranties are different based on the specific deal structure and investor. Second, investors in securitizations may attempt to achieve rescission of their investments, or damages through litigation by claiming that the applicable offering documents were materially deficient. If an investor properly made and proved its allegations, the investor might attempt to claim that damages could include loss of market value on the investment even if there were little or no credit loss in the underlying loans. We have a limited amount of repurchase experience with these investors, and therefore, it is currently not possible to estimate future repurchase obligations and any related loss or range of loss.

25.	Subsequent Events

Notes Offering and Debt Repurchase

On April 13, 2011, we completed a securities offering of $1.5 billion in aggregate principal amount of Ally senior guaranteed notes. The offering included $750 million of fixed rate notes at par to yield 4.5% with a February 2014 maturity date and $750 million of floating rate notes to yield a spread of 340 basis points over the three-month London interbank offer rate with a June 2014 maturity date.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

In addition, in April, we repurchased certain debt that will result in a $31 million loss for the second quarter 2011. The loss primarily represented accelerated original issue discount amortization of $20 million that was scheduled to amortize in 2011.

Declaration of Quarterly Dividend Payments

On April 18, 2011, the Ally Board of Directors declared quarterly dividend payments on certain outstanding preferred stock. This included a cash dividend of $1.125 per share, or a total of $134 million, on Fixed Rate Cumulative Mandatorily Convertible Preferred Stock, Series F-2; and a cash dividend of $17.69 per share, or a total of $46 million, on Fixed Rate Cumulative Perpetual Preferred Stock, Series G; and a cash dividend of $0.295 per share, or a total of $12 million, on Fixed Rate / Floating Rate Perpetual Preferred Stock, Series A. The dividends are payable on May 16, 2011.

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

The following table presents selected statement of income data.

	Three months ended March 31,
($ in millions)	2011	2010
Total financing revenue and other interest income	$2,530	$3,110
Interest expense	1,708	1,702
Depreciation expense on operating lease assets	285	656

Net financing revenue	537	752
Total other revenue	1,070	1,098

Total net revenue	1,607	1,850
Provision for loan losses	113	144
Total noninterest expense	1,392	1,519

Income from continuing operations before income tax (benefit) expense	102	187
Income tax (benefit) expense from continuing operations	(68)	36

Net income from continuing operations	170	151

(Loss) income from discontinued operations, net of tax	(24)	11

Net income	$146	$162

Non-GAAP financial measures (a):
Net income	$146	$162
Add: Original issue discount amortization expense (b)	326	397
Add: Income tax (benefit) expense from continuing operations	(68)	36
Less: (Loss) income from discontinued operations, net of tax	(24)	11

Core pretax income (a)	$428	$584

(a)	Core pretax income is not a financial measure defined by generally accepted accounting principles in the United States of America (GAAP). We define core pretax income as earnings from continuing operations before income taxes, original issue discount amortization expense primarily associated with our 2008 bond exchange, and the gain on extinguishment of debt related to the 2008 bond exchange. We believe that the presentation of core pretax income is useful information for the users of our financial statements in understanding the earning from our core businesses. In addition, core pretax income is the primary measure that management uses to assess the performance of our operations. We believe that core pretax income is a useful alternative measure of our ongoing profitability and performance, when viewed in conjunction with GAAP measures. The presentation of this additional information is not a substitute for net income (loss) determined in accordance with GAAP.
(b)	Primarily represents original issue discount amortization expense associated with the 2008 bond exchange, including $30 million and $101 million of accelerated amortization for the three months ended March 31, 2011 and 2010, respectively, that was reported as a loss on extinguishment of debt in the Condensed Consolidated Statement of Income.

The following table presents selected balance sheet and ratio data.

	At and for the three months ended March 31,
($ in millions)	2011	2010
Selected period-end balance sheet data:
Total assets	$173,704	$179,427
Long-term debt	$88,139	$90,276
Preferred stock	$6,940	$12,180
Total equity	$20,407	$20,548
Financial ratios
Efficiency ratio (a)	86.62%	82.11%
Core efficiency ratio (a)	72.01%	67.60%
Return on assets
Net income from continuing operations	0.40%	0.34%
Net income	0.34%	0.36%
Core pretax income	1.00%	1.31%
Return on equity
Net income from continuing operations	3.38%	2.92%
Net income	2.90%	3.13%
Core pretax income	8.50%	11.30%
Equity to assets	11.72%	11.61%
Net interest spread (b)	0.82%	1.59%
Net interest spread excluding original issue discount (b)	1.83%	2.67%
Net yield on interest-earning assets (c)	1.44%	2.13%
Net yield on interest-earning assets excluding original issue discount (c)	2.24%	2.98%
Regulatory capital ratios
Tier 1 capital (to risk-weighted assets) (d)	14.68%	14.88%
Total risk-based capital (to risk-weighted assets) (e)	15.97%	16.42%
Tier 1 leverage (to adjusted average assets) (f)	12.78%	12.49%

Shareholders’ equity	$20,407	$20,548
Goodwill and certain other intangibles	(533)	(534)
Unrealized gains and other adjustments	(272)	(466)
Trust preferred securities	2,541	2,540

Tier 1 capital (d)	22,143	22,088

Preferred equity	(6,940)	(12,180)
Trust preferred securities	(2,541)	(2,540)

Tier 1 common capital (non-GAAP) (h)	$12,662	$7,368

Risk-weighted assets (g)	$150,814	$148,408

Tier 1 common (to risk-weighted assets) (h)	8.40%	4.96%

(a)	The efficiency ratio equals total other noninterest expense divided by total net revenue. The core efficiency ratio equals total other noninterest expense divided by total net revenue excluding original issue discount amortization expense and gain on extinguishment of debt related to the 2008 bond exchange.
(b)	Net interest spread represents the difference between the rate on total interest-earnings assets and the rate on total interest-bearing liabilities, excluding discontinued operations for the periods shown.
(c)	Net yield on interest-earning assets represents net financing revenue as a percentage of total interest-earning assets.
(d)	Tier 1 capital generally consists of common equity, minority interests, and qualifying preferred stock (including fixed rate cumulative preferred stock issued and sold to Treasury) less goodwill and other adjustments.
(e)	Total risk-based capital is the sum of Tier 1 and Tier 2 capital. Tier 2 capital generally consists of preferred stock not qualifying as Tier 1 capital, limited amounts of subordinated debt and the allowance for loan losses, and other adjustments. The amount of Tier 2 capital may not exceed the amount of Tier 1 capital.
(f)	Tier 1 leverage equals Tier 1 capital divided by adjusted average total assets (which reflects adjustments for disallowed goodwill and certain intangible assets). The minimum Tier 1 leverage ratio is 3% or 4% depending on factors specified in the regulations.
(g)	Risk-weighted assets are defined by regulation and are determined by allocating assets and specified off-balance sheet financial instruments into several broad risk categories.
(h)	We define Tier 1 common as Tier 1 capital less noncommon elements including qualified perpetual preferred stock, qualifying minority interest in subsidiaries, and qualifying trust preferred securities. Ally considers various measures when evaluating capital utilization and adequacy, including the Tier 1 common equity ratio, in addition to capital ratios defined by banking regulators. This calculation is intended to complement the capital ratios defined by banking regulators for both absolute and comparative purposes. Because GAAP does not include capital ratio measures, Ally believes there are no comparable GAAP financial measures to these ratios. Tier 1 common equity is not formally defined by GAAP or codified in the federal banking regulations and, therefore, is considered to be a non-GAAP financial measure. Ally believes the Tier 1 common equity ratio is important because we believe analysts and banking regulators may assess our capital adequacy using this ratio. Additionally, presentation of this measure allows readers to compare certain aspects of our capital adequacy on the same basis to other companies in the industry.

Overview

Ally Financial Inc. (formerly GMAC Inc.) is a leading, independent, globally diversified, financial services firm. Founded in 1919, we are a leading automotive financial services company with over 90 years experience providing a broad array of financial products and services to automotive dealers and their customers. We are also one of the largest residential mortgage companies in the United States. We became a bank holding company on December 24, 2008, under the Bank Holding Company Act of 1956, as amended. Our banking subsidiary, Ally Bank, is an indirect wholly owned subsidiary of Ally Financial Inc. and a leading franchise in the growing direct (online and telephonic) banking market.

Discontinued Operations

During 2010, we committed to sell certain operations of our International Automotive Finance operations and have classified certain of these operations as discontinued. For all periods presented, all of the operating results for these operations were removed from continuing operations. Refer to Note 2 to the Condensed Consolidated Financial Statements for additional information regarding our discontinued operations.

Primary Lines of Business

Our primary lines of business are Global Automotive Services and Mortgage operations. The following table summarizes the operating results excluding discontinued operations of each line of business for the three months ended March 31, 2011 and 2010. Operating results for each of the lines of business are more fully described in the MD&A sections that follow.

	Three months ended March 31,
($ in millions)	2011	2010	Favorable/ (unfavorable) % change
Total net revenue (loss)
Global Automotive Services
North American Automotive Finance operations	$927	$1,075	(14)
International Automotive Finance operations	246	270	(9)
Insurance operations	520	621	(16)
Mortgage operations
Origination and Servicing operations	321	335	(4)
Legacy Portfolio and Other operations	90	216	(58)
Corporate and Other	(497)	(667)	25

Total	$1,607	$1,850	(13)

Income (loss) from continuing operations before income tax (benefit) expense Global Automotive Services
North American Automotive Finance operations	$518	$612	(15)
International Automotive Finance operations	40	47	(15)
Insurance operations	134	183	(27)
Mortgage operations
Origination and Servicing operations	73	71	3
Legacy Portfolio and Other operations	(39)	85	(146)
Corporate and Other	(624)	(811)	23

Total	$102	$187	(45)

•

Our Global Automotive Services operations offer a wide range of financial services and products to retail automotive consumers and automotive dealerships. Our Global Automotive Services consist of three separate reportable segments — North American Automotive Finance operations, International Automotive Finance operations, and Insurance operations. Our North American Automotive Finance operations include the automotive activities of Ally Bank and ResMor Trust. Our automotive finance services include acquiring or providing retail installment sales contracts, loans, and leases, offering term loans to dealers, financing dealer floorplans and other lines of credit to dealers, fleet leasing, and vehicle remarketing services.

Our Insurance operations offer vehicle service contracts and commercial insurance primarily covering dealers’ wholesale vehicle inventories in the United States and internationally. We are a leading provider of vehicle service contracts with mechanical breakdown and maintenance coverages. Our vehicle service contracts offer vehicle owners and lessees mechanical repair protection and roadside assistance for new and used vehicles beyond the manufacturer’s new vehicle warranty.

We have significantly streamlined our international presence to focus on strategic operations in five core markets: Germany, the United Kingdom, Brazil, Mexico, and China through our joint venture, GMAC-SAIC Automotive Finance Company Limited (GMAC-SAIC).

•

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

Our Origination and Servicing operations consists of originating, purchasing, selling, and securitizing conforming and government-insured residential mortgage loans in the United States and high-quality government-insured residential mortgage loans in Canada. We are one of the largest residential mortgage loan servicers in the United States, and we provide collateralized lines of credit to other mortgage originators, which we refer to as warehouse lending. We finance our mortgage loan originations primarily in Ally Bank in the United States and in ResMor Trust in Canada. We sell the conforming mortgages we originate or purchase in sales that take the form of securitizations guaranteed by the Federal National Mortgage Association (Fannie Mae) or the Federal Home Loan Mortgage Corporation (Freddie Mac), and we sell government-insured mortgage loans we originate or purchase in securitizations guaranteed by the Government National Mortgage Association (Ginnie Mae) in the United States and sell the insured mortgages we originate in Canada as National Housing Act Mortgage-Backed Securities (NHA-MBS) issued under the Canada Mortgage and Housing Corporation’s NHA-MBS program or through whole-loan sales. We also selectively originate prime jumbo mortgage loans in the United States.

Our Legacy Portfolio and Other operations primarily consist of loans originated prior to January 1, 2009, and includes noncore business activities including discontinued operations, portfolios in runoff, our mortgage reinsurance business, and cash held in the ResCap legal entity. These activities, all of which we have discontinued, included, among other things: lending to real estate developers and homebuilders in the United States and the United Kingdom; and purchasing, selling, and securitizing nonconforming residential mortgage loans (with the exception of U.S. prime jumbo mortgage loans) in both the United States and internationally.

•

Corporate and Other consists of our Commercial Finance Group, certain equity investments, the amortization of the discount associated with new debt issuances and bond exchanges, most notably from the December 2008 bond exchange, as well as other corporate activities, the residual impacts of our corporate funds transfer pricing (FTP) and treasury asset liability management (ALM) activities, and reclassifications and eliminations between the reportable operating segments.

Consolidated Results of Operations

The following table summarizes our consolidated operating results excluding discontinued operations for the periods shown.

	Three months ended March 31,
($ in millions)	2011	2010	Favorable/ (unfavorable) % change
Net financing revenue
Total financing revenue and other interest income	$2,530	$3,110	(19)
Interest expense	1,708	1,702	—
Depreciation expense on operating lease assets	285	656	57

Net financing revenue	537	752	(29)
Other revenue
Net servicing income	284	252	13
Insurance premiums and service revenue earned	433	468	(7)
Gain on mortgage and automotive loans, net	92	271	(66)
Loss on extinguishment of debt	(39)	(118)	67
Other gain on investments, net	84	143	(41)
Other income, net of losses	216	82	163

Total other revenue	1,070	1,098	(3)
Total net revenue	1,607	1,850	(13)
Provision for loan losses	113	144	22
Noninterest expense
Compensation and benefits expense	434	426	(2)
Insurance losses and loss adjustment expenses	186	211	12
Other operating expenses	772	882	12

Total noninterest expense	1,392	1,519	8
Income from continuing operations before income tax (benefit) expense	102	187	(45)
Income tax (benefit) expense from continuing operations	(68)	36	n/m

Net income from continuing operations	$170	$151	13

n/m = not meaningful

We earned net income from continuing operations of $170 million for the three months ended March 31, 2011, compared to $151 million for the three months ended March 31, 2010. Continuing operations for the three months ended March 31, 2011, were favorably impacted by an increase in net servicing income, net derivative activity, our continued focus on cost reduction efforts, which resulted in lower operating expenses, and an income tax benefit resulting from the reversal of the valuation allowance in Canada. This favorability was partially offset by lower operating lease revenue (along with the related depreciation expense) related to a decline in the size of our operating lease portfolio and lower gains on the sale of loans related to the expiration of our automotive forward flow agreements during the fourth quarter of 2010.

Total financing revenue and other interest income decreased by 19% for the three months ended March 31, 2011, compared to the same period in 2010. Operating lease revenue (along with the related depreciation expense) at our Automotive Finance operations decreased as a result of a decline in the size of our operating lease portfolio due to our decision in late 2008 to significantly curtail leasing. The decrease at our Mortgage Legacy Portfolio and Other operations resulted from a decline in average asset levels due to loan sales, the deconsolidation of previous on-balance sheet securitizations, and portfolio runoff.

Net servicing income was $284 million for the three months ended March 31, 2011, compared to $252 million for the same period in 2010. The increase was primarily due to favorable net valuations related to market movement, partially offset by a fair value adjustment due to higher expected future servicing and foreclosure costs and a decline in production due to lower mortgage industry volume.

Insurance premiums and service revenue earned decreased 7% for the three months ended March 31, 2011, compared to the same period in 2010, primarily due to the sale of certain international insurance operations during the fourth quarter of 2010.

Gain on mortgage and automotive loans decreased 66% for the three months ended March 31, 2011, compared to the same period in 2010. The decrease was primarily due to the expiration of our automotive forward flow agreements during the fourth quarter of 2010 and lower gains from whole-loan mortgage sales and mortgage loan liquidations in 2011.

We incurred a loss on extinguishment of debt of $39 million for the three months ended March 31, 2011, compared to $118 million for the three months ended March 31, 2010. The activity in both periods related to the extinguishment of certain Ally debt, which for the three months ended March 31, 2011, included $30 million of accelerated amortization of original issue discount.

Other gain on investments was $84 million for the three months ended March 31, 2011, compared to $143 million for the three months ended March 31, 2010. The decrease during the three months ended March 31, 2011, was primarily due to lower realized investment gains on our Insurance operations investment portfolio.

Other income, net of losses, increased $134 million for the three months ended March 31, 2011, compared to the same period in 2010. The increase was primarily due to net derivative activity and a lower fair value option election adjustment at our Legacy Portfolio and Other operations due to lower assets resulting from deconsolidations and better performance of the remaining asset portfolio.

The provision for loan losses was $113 million for the three months ended March 31, 2011, compared to $144 million for the same period in 2010. The decrease for the three months ended March 31, 2011, was primarily due to improved credit quality and asset mix including the continued runoff and improved loss performance of our Nuvell nonprime automotive financing portfolio.

Insurance losses and loss adjustment expenses decreased 12% for the three months ended March 31, 2011, compared to the same period in 2010, primarily due to the sale of certain international insurance operations during the fourth quarter of 2010 and lower losses in our U.S. dealership-related products.

Other operating expenses decreased 12% for the three months ended March 31, 2011, compared to the same period in 2010. The improvement was primarily due to lower restructuring expense, lower mortgage representation and warranty reserve expense, lower insurance commissions, lower technology and communications expense, lower vehicle remarketing and repossession expense, and lower full-service leasing vehicle maintenance costs for the three months ended March 31, 2011. The favorable impacts during the three months ended March 31, 2011, were partially offset by increased advertising and marketing expense.

We recognized a consolidated income tax benefit from continuing operations of $68 million for the three months ended March 31, 2011, compared to income tax expense of $36 million for the same period in 2010. The decrease in income tax expense was primarily related to the income tax benefit resulting from a $101 million reversal of valuation allowance in Canada related to modifications to the legal structure of our Canadian operations.

Global Automotive Services

Results for Global Automotive Services are presented by reportable segment, which includes our North American Automotive Finance operations, our International Automotive Finance operations, and our Insurance operations.

Our Global Automotive Services operations offer a wide range of financial services and insurance products to retail automotive consumers and automotive dealerships. Our automotive finance services include acquiring or providing retail installment sales contracts, loans, and leases, offering term loans to dealers, financing dealer floorplans and other lines of credit to dealers, fleet leasing, and vehicle remarketing services. We also are a leading provider of vehicle service contracts with mechanical breakdown and maintenance coverages, and we provide commercial insurance primarily covering dealers’ wholesale vehicle inventory.

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

	Three months ended March 31,
($ in millions)	2011	2010	Favorable/ (unfavorable) % change
Net financing revenue
Consumer	$668	$539	24
Commercial	326	336	(3)
Loans held-for-sale	—	69	(100)
Operating leases	651	1,095	(41)
Interest and dividend income	23	56	(59)

Total financing revenue and other interest income	1,668	2,095	(20)
Interest expense	582	616	6
Depreciation expense on operating lease assets	268	607	56

Net financing revenue	818	872	(6)
Other revenue
Servicing fees	45	60	(25)
Gain on automotive loans, net	—	113	(100)
Other income	64	30	113

Total other revenue	109	203	(46)
Total net revenue	927	1,075	(14)
Provision for loan losses	46	101	54
Noninterest expense
Compensation and benefits expense	116	101	(15)
Other operating expenses	247	261	5

Total noninterest expense	363	362	—
Income before income tax (benefit) expense	$518	$612	(15)

Total assets	$87,662	$74,786	17

Operating data
Retail originations	$10,140	$5,967	70
Lease originations	2,219	711	n/m

n/m = not meaningful

Our North American Automotive Finance operations earned income before income tax expense of $518 million for the three months ended March 31, 2011, compared to $612 million for the three months ended March 31, 2010. The decrease in 2011 was primarily driven by a decrease in operating lease revenue (along with the related depreciation expense) related to the decline in the operating lease portfolio and the absence of gains on the sale of automotive loans related to the expiration of our forward flow agreements during the fourth quarter of 2010. This decline was partially offset by increased consumer financing revenue driven by strong loan origination volume related to the improvement of automotive industry sales and automotive manufacturer penetration (primarily GM).

Consumer financing revenue increased 24% for the three months ended March 31, 2011, compared to the same period in 2010, due to an increase in consumer asset levels primarily related to strong loan origination volume during 2010 and 2011 resulting from the recovery of automotive industry sales. Additionally, we expanded our presence into the more fragmented market for used automotive financing and have also begun to prudently expand our origination volume further into the nonprime markets. The increase in consumer revenue was partially offset by a change in the consumer asset mix related to the runoff of the higher yielding Nuvell nonprime automotive financing portfolio.

Loans held-for-sale financing revenue decreased $69 million for the three months ended March 31, 2011, compared to the same period in 2010, due to the expiration of our automotive forward flow agreements during the fourth quarter of 2010. Subsequent to the expiration of these agreements, we have continued to retain consumer loan originations on-balance sheet utilizing deposit funding from Ally Bank and on-balance sheet securitization transactions.

Operating lease revenue decreased 41% for the three months ended March 31, 2011, compared to the same period in 2010. Operating lease revenue (along with the related depreciation expense) decreased due to a decline in the size of our operating lease portfolio. In 2008, we significantly curtailed leasing based on credit market dislocation and the significant decline in used vehicle prices that resulted in increasing residual losses and an impairment of our lease portfolio. During the latter half of 2009, we re-entered the leasing market with targeted lease product offerings and have continued to expand lease originations during 2010 and the first quarter of 2011. While the wind-down of our legacy lease portfolio has exceeded new origination volume, we anticipate that the declines in the size of our lease portfolio will begin to moderate as lease termination volumes decline, and we continue to support our new lease product offerings.

Interest and dividend income decreased 59% for the three months ended March 31, 2011, primarily due to lower FTP income related to lower rates and a change in funding mix.

Net gain on automotive loans decreased $113 million for the three months ended March 31, 2011, compared to the same period in 2010. There were no gains on the sale of loans during the three months ended March 31, 2011, primarily due to the expiration of our forward flow agreements during the fourth quarter of 2010.

Other income increased 113% for the three months ended March 31, 2011, compared to the same period in 2010. The increase was primarily due to unfavorable swap mark-to-market activity related to the held-for-sale loan portfolio in 2010.

The provision for loan losses was $46 million for the three months ended March 31, 2011, compared to $101 million for the same period in 2010. The decrease for the three months ended March 31, 2011, was primarily due to decreased losses and runoff of the Nuvell portfolio and improved loss performance in the consumer loan portfolio reflecting higher credit quality of recent originations and continued favorable pricing in the used vehicle market, partially offset by continued growth in the consumer loan portfolio.

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

	Three months ended March 31,
($ in millions)	2011	2010	Favorable/ (unfavorable) % change
Net financing revenue
Consumer	$287	$279	3
Commercial	104	102	2
Loans held-for-sale	—	4	(100)
Operating leases	29	66	(56)
Interest and dividend income	26	8	n/m

Total financing revenue and other interest income	446	459	(3)
Interest expense	258	232	(11)
Depreciation expense on operating lease assets	17	49	65

Net financing revenue	171	178	(4)
Other revenue
Gain on automotive loans, net	—	7	(100)
Other income	75	85	(12)

Total other revenue	75	92	(18)
Total net revenue	246	270	(9)
Provision for loan losses	37	21	(76)
Noninterest expense
Compensation and benefits expense	44	44	—
Other operating expenses	125	158	21

Total noninterest expense	169	202	16
Income from continuing operations before income tax (benefit) expense	$40	$47	(15)

Total assets	$16,295	$19,378	(16)

Operating data
Consumer originations	$1,898	$1,487	28

n/m = not meaningful

Our International Automotive Finance operations earned income from continuing operations before income tax expense of $40 million during the three months ended March 31, 2011, compared to income from continuing operations before income tax expense of $47 million during the three months ended March 31, 2010. Results for the three months ended March 31, 2011, were unfavorably impacted by increased provisions for loan losses.

Total financing revenue and other interest income decreased 3% for the three months ended March 31, 2011, compared to the same period in 2010, primarily due to a decline in operating lease revenue. Operating lease revenue (along with the related depreciation expense) decreased primarily due to the continued runoff of the full-service leasing portfolio.

Interest expense increased 11% for the three months ended March 31, 2011, compared to the same period in 2010. The increase was primarily due to the implementation of funds transfer pricing in certain countries.

Other income decreased 12% for the three months ended March 31, 2011, compared to the same period in 2010. The decrease was primarily due to favorable mark-to-market adjustments on derivatives during the first quarter of 2010.

The provision for loan losses increased $16 million for the three months ended March 31, 2011, compared to the same period in 2010. The increase in provision is related to recent concerns with certain commercial credits.

Noninterest expense decreased 16% for the three months ended March 31, 2011, compared to the same period in 2010. The decrease was primarily due to lower expenses associated with the wind-down of operations in certain countries and our continued focus on cost reduction.

Automotive Financing Volume

Consumer Automotive Financing Volume

The following table summarizes our new and used vehicle consumer financing volume and our share of consumer sales.

	Ally consumer automotive financing volume		% Share of consumer sales
Three months ended March 31, (units in thousands)	2011	2010	2011	2010
GM new vehicles
North America	266	126	51	34
International (excluding China) (a)	75	60	24	19
China (b)	25	23	10	11

Total GM new units financed	366	209

Chrysler new vehicles
North America	75	57	30	36

Total Chrysler new units financed	75	57

Other non-GM / Chrysler new vehicles
North America	19	5
International (excluding China)	1	1
China (b)	21	12

Total other non-GM / Chrysler new units financed	41	18

Used vehicles
North America	125	59
International (excluding China)	9	5

Total used units financed	134	64

Total consumer automotive financing volume	616	348

(a)	Excludes financing volume and GM consumer sales of discontinued operations as well as GM consumer sales for other countries in which GM operates and in which we have no financing volume.
(b)	Includes all vehicles financed through our joint venture GMAC-SAIC. We own 40% of GMAC-SAIC alongside Shanghai Automotive Group Finance Company LTD and Shanghai General Motors Corporation LTD.

Growth in consumer automotive financing volume and related penetration levels in 2011 compared to 2010 were primarily driven by the expansion of our retail originations platform, strong dealer relationships, and higher industry sales. Our first quarter 2011 penetration results reflect a high level of GM incentive programs that were available in the last two quarters. We expect that GM will moderate their use of incentives, and therefore, our penetration rate will not remain at this level in future quarters.

Manufacturer Marketing Incentives

Retail and lease contracts acquired by us that included rate and residual subvention from GM as a percentage of total new GM retail and lease contracts acquired, were as follows.

	Three months ended March 31,
	2011	2010
GM subvented volume in North America
As % of GM North American new retail and lease volume acquired by Ally	46%	52%
As % of total North American new and used retail and lease volume acquired by Ally	25%	27%
GM subvented International (excl. China) volume (a)
As % of GM International new retail and lease volume acquired by Ally	61%	52%
As % of total International new and used retail and lease volume acquired by Ally	54%	47%
GM subvented volume in China (b)
As % of GM China new retail and lease volume acquired by Ally	1%	1%
As % of total China new and used retail and lease volume acquired by Ally	1%	—%

(a)	Represents subvention for continuing operations only.
(b)	Through our joint venture GMAC-SAIC. We own 40% of GMAC-SAIC alongside Shanghai Automotive Group Finance Company LTD and Shanghai General Motors Corporation LTD.

The following table shows Chrysler subvented retail and lease volume acquired by Ally.

	Three months ended March 31,
	2011	2010
Chrysler subvented volume in North America
As % of Chrysler North American new retail and lease volume acquired by Ally	48%	53%
As % of total North American new and used retail and lease volume acquired by Ally	7%	12%

Retail contracts acquired that included rate and residual subvention from GM and Chrysler decreased as a percentage of total new retail contracts acquired due to reductions in our standard rates, which allowed us to be more competitive with market pricing, coupled with a change in incentivized programs.

For further discussion of our manufacturing marketing incentives, refer to our Annual Report on Form 10-K for the year ended December 31, 2010, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Automotive Finance Operations.

Commericial Wholesale Financing Volume

The following table summarizes the average balances of our commercial wholesale floorplan finance receivables of new and used vehicles and share of dealer inventory in markets where we operate.

	Average balance		% Share of dealer inventory
Three months ended March 31, ($ in millions)	2011	2010	2011	2010
GM new vehicles
North America (a)	$15,413	$13,691	84	86
International (excluding China) (b) (c)	3,830	3,125	80	75
China (b) (d)	884	953	75	81

Total GM new vehicles financed	20,127	17,769

Chrysler new vehicles
North America (a)	7,182	5,296	68	71
International	21	44

Total Chrysler new vehicles financed	7,203	5,340

Other non-GM / Chrysler new vehicles
North America	2,215	1,910
International (excluding China)	131	117
China (d)	—	—

Total other non-GM / Chrysler new vehicles financed	2,346	2,027

Used vehicles
North America	3,076	2,944
International (excluding China)	135	81

Total used vehicles financed	3,211	3,025

Total commercial wholesale finance receivables	$32,887	$28,161

(a)	Share of dealer inventory based on end of period dealer inventory (excluding in-transit units).
(b)	Share of dealer inventory based on wholesale financing share of GM shipments.
(c)	Excludes commercial wholesale finance receivables and dealer inventory of discontinued and wind-down operations as well as dealer inventory for other countries in which GM operates and we had no commercial wholesale finance receivables.
(d)	Includes vehicles financed through a joint venture in China in which Ally owns a minority interest.

Commercial wholesale financing average balance increased for the three months ended March 31, 2011, compared to the same period in 2010 primarily due to increasing global automotive sales and the corresponding increase in dealer inventories in virtually every market.

Insurance Operations

Results of Operations

The following table summarizes the operating results of our Insurance operations excluding discontinued operations for the periods shown. The amounts presented are before the elimination of balances and transactions with our other operating segments.

	Three months ended March 31,
($ in millions)	2011	2010	Favorable/ (unfavorable) % change
Insurance premiums and other income
Insurance premiums and service revenue earned	$427	$460	(7)
Investment income	80	141	(43)
Other income	13	20	(35)

Total insurance premiums and other income	520	621	(16)
Expense
Insurance losses and loss adjustment expenses	173	196	12
Acquisition and underwriting expense
Compensation and benefits expense	33	29	(14)
Insurance commissions expense	129	150	14
Other expenses	51	63	19

Total acquisition and underwriting expense	213	242	12

Total expense	386	438	12
Income from continuing operations before income tax (benefit) expense	$134	$183	(27)

Total assets	$9,024	$9,083	(1)

Insurance premiums and service revenue written	$411	$423	(3)

Combined ratio (a)	88.0%	91.3%

(a)	Management uses combined ratio as a primary measure of underwriting profitability with its components measured using accounting principles generally accepted in the United States of America. Underwriting profitability is indicated by a combined ratio under 100% that is calculated as the sum of all incurred losses and expenses (excluding interest and income tax expense) divided by the total of premiums and service revenues earned and other income.

Our Insurance operations earned income from continuing operations before income tax expense of $134 million for the three months ended March 31, 2011, compared to $183 million for the three months ended March 31, 2010. The decrease was primarily attributable to lower realized investment gains and lower insurance premiums and service revenue earned.

Insurance premiums and service revenue earned decreased 7% for the three months ended March 31, 2011, compared to the same period in 2010, primarily due to the sale of certain international insurance operations during the fourth quarter of 2010.

Investment income totaled $80 million for the three months ended March 31, 2011, compared to $141 million for the same period in 2010. The decrease during the three months ended March 31, 2011, was primarily due to lower realized investment gains. The fair value of the investment portfolio was $4.6 billion and $4.5 billion at March 31, 2011 and 2010, respectively.

The insurance losses and loss adjustment expenses totaled $173 million for the three months ended March 31, 2011, compared to $196 million for the three months ended March 31, 2010. The decrease is primarily due to the sale of certain international insurance operations during the fourth quarter of 2010 and lower losses in our U.S. dealership-related products.

Acquisition and underwriting expense decreased 12% for the three months ended March 31, 2011, compared to the same period in 2010. The decrease was primarily due to the sale of certain international insurance operations during the fourth quarter of 2010 and lower commissions expense in our U.S. dealership-related products matching our decrease in earned premiums. The decrease was partially offset by increased expenses within our international insurance operations to match the increase in earned premiums.

The following table shows premium and service revenue written by insurance product.

	Three months ended March 31,
($ in millions)	2011	2010
Vehicle service contracts
New retail	$90	$69
Used retail	104	106

Total vehicle service contracts	194	175
Wholesale	22	27
Other finance and insurance (a)	30	24

North American operations	246	226
International operations (b)	165	197

Total	$411	$423

(a)	Other finance and insurance includes GAP insurance, excess wear and tear, and other ancillary products.
(b)	International operations for the three months ended March 31, 2010, includes $40 million of written premium from certain international insurance operations that were sold during the fourth quarter of 2010.

Insurance premiums and service revenue written was $411 million for the three months ended March 31, 2011, compared to $423 million for the same period in 2010. Insurance premiums and service revenue written decreased due to the sale of certain international insurance operations during the fourth quarter of 2010. This decrease was partially offset by higher written premiums in our U.S. dealership-related products, particularly our vehicle service contract products. Vehicle service contract revenue is earned over the life of the service contract on a basis proportionate to the expected loss pattern. As such, the majority of earnings from vehicle service contracts written during the three months ended March 31, 2011, will be recognized as income in future periods.

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

The following table summarizes the composition of our Insurance operations cash and investment portfolio at fair value.

($ in millions)	March 31, 2011	December 31, 2010
Cash
Noninterest-bearing cash	$36	$28
Interest-bearing cash	866	1,168

Total cash	902	1,196

Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	398	219
Foreign government	805	744
Mortgage-backed	837	826
Asset-backed	52	11
Corporate debt	1,378	1,559

Total debt securities	3,470	3,359

Equity securities	1,165	796

Total available-for-sale securities	4,635	4,155

Total cash and securities	$5,537	$5,351

Mortgage Operations

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

	Three months ended March 31,
($ in millions)	2011	2010	Favorable/ (unfavorable) % change
Net financing loss
Total financing revenue and other interest income	$108	$100	8
Interest expense	138	111	(24)

Net financing loss	(30)	(11)	(173)
Servicing fees	327	326	—
Servicing asset valuation and hedge activities, net	(87)	(133)	35

Total servicing income, net	240	193	24
Gain on mortgage loans, net	74	86	(14)
Other income, net of losses	37	67	(45)

Total other revenue	351	346	1
Total net revenue	321	335	(4)
Provision for loan losses	2	1	(100)
Noninterest expense
Compensation and benefits expense	69	75	8
Representation and warranty expense	(2)	21	110
Other operating expenses	179	167	(7)

Total noninterest expense	246	263	6
Income before income tax (benefit) expense	$73	$71	3

Total assets	$19,164	$16,491	16

Our Origination and Servicing operations earned income before income tax expense of $73 million for the three months ended March 31, 2011, compared to $71 million for the three months ended March 31, 2010. The 2011 results were primarily driven by consistent servicing fees and favorable servicing asset valuation, net of hedge.

Net financing loss was $30 million for the three months ended March 31, 2011, compared to $11 million for the same period in 2010. Net financing loss was unfavorably impacted by higher interest expense related to Ginnie Mae repurchases and an increase in average borrowings commensurate with a higher asset base.

Net servicing income was $240 million for the three months ended March 31, 2011, compared to $193 million for the same period in 2010. The increase was primarily due to favorable net valuations related to market movement, partially offset by a fair value adjustment due to higher than expected future servicing and foreclosure costs.

Other income, net of losses, was $37 million for the three months ended March 31, 2011, compared to $67 million for the same period in 2010. The decrease in other income was primarily related to lower mortgage processing fee income resulting from lower origination volume due to lower industry volume and higher interest rates and the write-down of retained interests.

Total noninterest expense decreased 6% for the three months ended March 31, 2011, compared to the same period in 2010, primarily due to higher representation and warranty reserve expense in 2010 related to expected repurchases.

Legacy Portfolio and Other Operations

Results of Operations

The following table summarizes the operating results for our Legacy Portfolio and Other operations excluding discontinued operations for the periods shown. Our Legacy Portfolio and Other operations primarily consists of loans originated prior to January 1, 2009, and includes noncore business activities, portfolios in runoff, our mortgage reinsurance business, and cash held in the ResCap legal entity. These activities, all of which we have discontinued, included, among other things: lending to real estate developers and homebuilders in the United States and United Kingdom; and purchasing, selling, and securitizing nonconforming residential mortgage loans (with the exception of U.S. prime jumbo mortgage loans) in both the United States and internationally.

	Three months ended March 31,
($ in millions)	2011	2010	Favorable/ (unfavorable) % change
Net financing revenue
Total financing revenue and other interest income	$218	$382	(43)
Interest expense	140	189	26

Net financing revenue	78	193	(60)
Servicing fees	(2)	(2)	—
Servicing asset valuation and hedge activities, net	—	—	—

Total servicing income, net	(2)	(2)	—
Gain on mortgage loans, net	18	65	(72)
Other income, net of losses	(4)	(40)	90

Total other revenue	12	23	(48)
Total net revenue	90	216	(58)
Provision for loan losses	45	6	n/m
Noninterest expense
Compensation and benefits expense	36	21	(71)
Representation and warranty expense	28	29	3
Other operating expenses	20	75	73

Total noninterest expense	84	125	33
(Loss) income from continuing operations before income tax (benefit) expense	$(39)	$85	(146)

Total assets	$11,809	$28,045	(58)

n/m = not meaningful

Our Legacy Portfolio and Other operations incurred a loss from continuing operations before income tax expense of $39 million for the three months ended March 31, 2011, compared to income from continuing operations before income tax expense of $85 million for the three months ended March 31, 2010. The decrease in 2011 was primarily due to lower financing revenue related to a decrease in asset levels and a lower net gain on the sale of mortgage loans.

Net financing revenue was $78 million for the three months ended March 31, 2011, compared to $193 million in 2010. The decrease was driven by lower financing revenue and other interest income due primarily to a decline in average asset levels due to loan sales, the deconsolidation of previous on-balance sheet securitizations, and portfolio runoff. The decrease was partially offset by lower interest expense related to a reduction in average borrowings commensurate with a smaller asset base.

The net gain on mortgage loans was $18 million for the three months ended March 31, 2011, compared to $65 million in 2010. The decrease during 2011 was primarily due to lower gains from whole-loan sales and mortgage loan liquidations.

Other income, net of losses, was a loss of $4 million for the three months ended March 31, 2011, compared to a loss of $40 million in 2010. The improvement in 2011 compared to 2010 was primarily due to a lower fair value adjustment and better performance of the remaining asset portfolio.

The provision for loan losses was $45 million for the three months ended March 31, 2011, compared to $6 million in 2010. The provision for the three months ended March 31, 2011, was the result of continued portfolio seasoning. The provision for the three months ended March 31, 2010, benefited from the improved asset mix as a result of the strategic actions taken during the fourth quarter of 2009 to write down and reclassify certain legacy mortgage loans from held-for-investment to held-for-sale.

Total noninterest expense decreased 33% for the three months ended March 31, 2011, compared to 2010. The decrease was primarily driven by lower real estate owned expense due to fewer foreclosures, lower balances, favorable average real estate owned values, and lower taxes related to real estate owned properties as well as lower data processing expenses.

Mortgage Loan Production and Servicing

Mortgage loan production for our Origination and Servicing operations was $12.2 billion for the three months ended March 31, 2011, compared to $13.3 billion for the same period in 2010. Domestic loan production decreased $1.1 billion, or 9%, for the three months ended March 31, 2011, compared to the same period in 2010. International loan production increased $21 million, or 7%, compared to the same period in 2010. International mortgage loan production represents high-quality government-insured residential mortgages in Canada.

The following tables summarize consumer mortgage loan production for our Origination and Servicing operations.

	2011		2010
Three months ended March 31, ($ in millions)	Number of loans	Dollar amount of loans	Number of loans	Dollar amount of loans
Production by product type
Prime conforming	45,431	$9,926	40,934	$9,476
Prime nonconforming	455	384	446	371
Prime second-lien	—	—	—	—
Government	7,537	1,537	15,934	3,121
Nonprime	—	—	—	—

Total U.S. production	53,423	11,847	57,314	12,968
International production	1,464	312	1,544	291

Total production by product type	54,887	$12,159	58,858	$13,259

U.S. production by channel
Correspondent lender and secondary market purchases	45,543	$10,270	47,785	$10,983
Direct lending	7,014	1,369	9,450	1,962
Mortgage brokers	866	208	79	23

Total U.S. production by channel	53,423	$11,847	57,314	$12,968

The following table summarizes the primary mortgage loan-servicing portfolio.

($ in millions)	March 31, 2011	December 31, 2010
U.S. primary servicing portfolio
Prime conforming	$225,223	$220,762
Prime nonconforming	48,703	52,643
Prime second-lien	7,900	10,851
Government	48,814	48,550
Nonprime	22,692	22,874
International primary servicing portfolio	6,350	5,087

Total primary servicing portfolio (a)	$359,682	$360,767

(a)	Excludes loans for which we acted as a subservicer. Subserviced loans totaled $23.4 billion and $24.2 billion at March 31, 2011, and December 31, 2010, respectively.

For more information regarding our serviced mortgage assets, refer to Note 11 to the Condensed Consolidated Financial Statements.

Loans Outstanding

Consumer mortgage loans held-for-sale for our Origination and Servicing operations were as follows.

($ in millions)	March 31, 2011	December 31, 2010
Prime conforming	$2,450	$5,585
Prime nonconforming	—	—
Prime second-lien	—	—
Government (a)	3,007	3,434
Nonprime	—	—
International	57	351

Total	5,514	9,370
Net premiums	53	135
Fair value option election adjustment	32	(61)
Lower-of-cost or fair value adjustment	(3)	(2)

Total, net	$5,596	$9,442

(a)	Includes loans subject to conditional repurchase options of $2.3 billion and $2.3 billion sold to Ginnie Mae guaranteed securitizations at March 31, 2011, and December 31, 2010, respectively. The corresponding liability is recorded in accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet.

Consumer mortgage loans held-for-investment for our Origination and Servicing operations were as follows.

($ in millions)	March 31, 2011	December 31, 2010
Prime conforming	$—	$—
Prime nonconforming	2,287	2,068
Prime second-lien	—	—
Government	—	—
Nonprime	—	—
International	276	289

Total	2,563	2,357
Net premiums	8	11
Fair value option election adjustment	—	—
Allowance for loan losses	(14)	(14)

Total, net	$2,557	$2,354

Consumer mortgage loans held-for-sale for our Legacy Portfolio and Other operations were as follows.

($ in millions)	March 31, 2011	December 31, 2010
Prime conforming	$337	$336
Prime nonconforming	656	674
Prime second-lien	601	634
Government	19	18
Nonprime	614	637
International	23	13

Total (a)	2,250	2,312
Net discounts	(296)	(296)
Fair value option election adjustment	(12)	(1)
Lower-of-cost or fair value adjustment	(48)	(46)

Total, net (b)	$1,894	$1,969

(a)	Includes unpaid principal write-down of $1.7 billion and $1.8 billion at March 31, 2011, and December 31, 2010, respectively. The amounts are write-downs taken upon the transfer of mortgage loans from held-for-investment to held-for-sale during the fourth quarter of 2009 and charge-offs taken in accordance with our charge-off policy.
(b)	Includes loans subject to conditional repurchase options of $136 million and $146 million sold to off-balance sheet private-label securitizations at March 31, 2011, and December 31, 2010, respectively. The corresponding liability is recorded in accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet.

Consumer mortgage loans held-for-investment for our Legacy Portfolio and Other operations were as follows.

($ in millions)	March 31, 2011	December 31, 2010
Prime conforming	$309	$323
Prime nonconforming	5,821	6,059
Prime second-lien	2,517	2,642
Government	—	—
Nonprime	1,521	1,583
International	538	573

Total	10,706	11,180
Net premiums	24	26
Fair value option election adjustment	(1,840)	(1,890)
Allowance for loan losses	(525)	(542)

Total, net (a)	$8,365	$8,774

(a)	At March 31, 2011, and December 31, 2010, the carrying value of mortgage loans held-for-investment relating to securitization transactions accounted for as on-balance sheet securitizations and pledged as collateral totaled $971 million and $1.0 billion, respectively. The investors in these on-balance sheet securitizations have no recourse to our other assets beyond the loans pledged as collateral other than market customary representation and warranty provisions.

Temporary Suspension of Mortgage Foreclosure Sales and Evictions and Consent Order

Refer to Note 24 to the Condensed Consolidated Financial Statements for information related to this matter.

Corporate and Other

The following table summarizes the activities of Corporate and Other excluding discontinued operations for the periods shown. Corporate and Other includes our Commercial Finance Group, certain equity investments, the amortization of the discount associated with new debt issuances and bond exchanges, most notably from the December 2008 bond exchange, as well as the residual impacts of our corporate FTP and treasury asset liability management activities (ALM), and reclassifications and eliminations between the reportable operating segments.

	Three months ended March 31,
($ in millions)	2011	2010	Favorable/ (unfavorable) % change
Net financing loss
Total financing revenue and other interest income	$47	$31	52
Interest expense
Original issue discount amortization	299	296	(1)
Other interest expense	270	245	(10)

Total interest expense	569	541	(5)

Net financing loss	(522)	(510)	(2)
Other revenue
Loss on extinguishment of debt	(39)	(118)	67
Other gain on investments, net	25	32	(22)
Other income, net of losses	39	(71)	155

Total other revenue (expense)	25	(157)	116
Total net expense	(497)	(667)	25
Provision for loan losses	(17)	15	n/m
Noninterest expense
Compensation and benefits expense	136	156	13
Other operating expense	8	(27)	(130)

Total noninterest expense	144	129	(12)
Loss from continuing operations before income tax (benefit) expense	$(624)	$(811)	23

Total assets	$29,750	$31,644	(6)

n/m = not meaningful

The following table summarizes the components of net financing losses for Corporate and Other.

Three months ended March 31, ($ in millions)	2011	2010
Original issue discount amortization (a)	$(299)	$(296)
Net impact of the FTP methodology
Cost of carry on the cash and investment portfolio	(157)	(113)
ALM/FTP cost of funds mismatch	(110)	(72)
Net other unallocated interest income (costs)	15	(52)

Total net impact of the FTP methodology	(252)	(237)
Commercial Finance Group net financing revenue and other	29	23

Total net financing losses for Corporate and Other	$(522)	$(510)

(a)	The original issue discount associated with our 2008 bond exchange and cash tender offers in 2008 was $286 million during both the three months ended March 31, 2011 and 2010. The remaining amount is attributable to new debt issuance discount amortization.

The following table presents the scheduled remaining amortization of the original issue discount at March 31, 2011.

Year ended December 31, ($ in millions)	2011 (a)	2012	2013	2014	2015	2016 and thereafter (b)	Total
Original issue discount
Outstanding balance	$2,194	$1,844	$1,580	$1,390	$1,334	$—
Total amortization (c)	646	350	264	190	56	1,334	$2,840
2008 bond exchange amortization (d)	620	320	241	166	43	1,178	2,568

(a)	Represents the remaining future original issue discount amortization expense to be taken during 2011.
(b)	The maximum annual scheduled amortization for any individual year is $158 million in 2030 of which $152 million is related to 2008 bond exchange amortization.
(c)	Amortization is included as interest on long-term debt on the Condensed Consolidated Statement of Income.
(d)	2008 bond exchange amortization is included in total amortization.

Loss from continuing operations before income tax expense for Corporate and Other was $624 million for the three months ended March 31, 2011, compared to $811 million for the three months ended March 31, 2010. Corporate and Other’s loss from continuing operations before income tax expense for both periods was primarily due to net financing losses, which primarily represented original issue discount amortization expense and the net impact of our FTP methodology. The net impact of our FTP methodology included the unallocated cost of maintaining our liquidity and investment portfolios and other unassigned funding costs and unassigned equity.

The improvement in the loss from continuing operations before income tax expense for the three months ended March 31, 2011, was primarily due to favorable net derivative activity, a lower loss related to the extinguishment of certain Ally debt (which included $30 million of accelerated amortization of original discount during the three months ended March 31, 2011), and lower restructuring expense. This favorable activity was partially offset by an increase in unsecured interest expense related to the 2010 and 2011 debt issuances and higher marketing expenses.

Corporate and Other also includes the results of our Commercial Finance Group. Our Commercial Finance Group earned income from continuing operations before income tax expense of $51 million for the three months ended March 31, 2011, compared to $13 million for the three months ended March 31, 2010. The increase was primarily due to a decline in provision for loan losses due to European-based recoveries.

Cash and Securities

The following table summarizes the composition of the cash and securities portfolio held at fair value by Corporate and Other.

($ in millions)	March 31, 2011	December 31, 2010
Cash
Noninterest-bearing cash	$1,543	$1,637
Interest-bearing cash	9,630	7,964

Total cash	11,173	9,601

Trading securities
U.S. Treasury	—	75
Mortgage-backed	34	25
Asset-backed	—	93

Total trading securities	34	193

Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	2,490	3,097
States and political subdivisions	2	2
Foreign government	508	499
Mortgage-backed	4,999	4,973
Asset-backed	2,245	1,936
Other debt (a)	489	151

Total debt securities	10,733	10,658

Total available-for-sale securities	10,733	10,658

Total cash and securities	$21,940	$20,452

(a)	Includes intersegment eliminations.

Risk Management

Managing the risk to reward trade-off is a fundamental component of operating our business. Our risk management process is overseen by the Ally Board of Directors (the Board), various risk committees, and the executive leadership team. The Board sets the risk appetite across our company while the risk committees and executive leadership team monitor potential risks and manage the risk to be within our risk appetite. The primary risks include credit, market, operational, liquidity, and legal and compliance risk. For more information on our risk management process, refer to the Risk Management MD&A section of our 2010 Annual Report on Form 10-K.

Loan and Lease Exposure

The following table summarizes the exposures from our loan and lease activities.

($ in millions)	March 31, 2011	December 31, 2010
Finance receivables and loans
Global Automotive Services	$93,121	$86,888
Mortgage operations	12,452	13,423
Corporate and Other	1,886	2,102

Total finance receivables and loans	107,459	102,413
Held-for-sale loans
Global Automotive Services	—	—
Mortgage operations	7,490	11,411
Corporate and Other	6	—

Total held-for-sale loans	7,496	11,411

Total on-balance sheet loans	$114,955	$113,824

Off-balance sheet securitized loans
Global Automotive Services	$—	$—
Mortgage operations	329,644	326,830
Corporate and Other	—	—

Total off-balance sheet securitized loans	$329,644	$326,830

Operating lease assets
Global Automotive Services	$8,898	$9,128
Mortgage operations	—	—
Corporate and Other	—	—

Total operating lease assets	$8,898	$9,128

Serviced loans and leases
Global Automotive Services	$118,980	$115,358
Mortgage operations (a)	359,682	360,767
Corporate and Other	2,204	2,448

Total serviced loans and leases	$480,866	$478,573

(a)	Includes primary mortgage loan-servicing portfolio only.

The risks inherent in our loan and lease exposures are largely driven by changes in the overall economy and its impact to our borrowers. The potential financial statement impact of these exposures varies depending on the accounting classification and future expected disposition strategy. We retain the majority of our automobile loans as they complement our core business model. We primarily originate mortgage loans with the intent to sell them and, as such, retain only a small percentage of the loans that we originate or purchase. Loans that we do not intend to retain are sold to investors, primarily securitizations guaranteed by the GSEs. However, we may retain an interest or right to service these loans. We ultimately manage the associated risks based on the underlying economics of the exposure.

Credit Risk Management

During the first three months of 2011, the economy continued to expand modestly as the labor market further recovered. Within the automotive markets, encouraging trends included stronger pricing in used vehicle markets and higher industry sales. However, we continue to be cautious, in part due to uncertainty emanating from the crisis in Japan and the effect it could have on automotive sales through the remainder of the year, higher average gasoline prices and their possible effects on automotive sales, and the renewed weakness in the housing market. As a result, this underlying uncertainty may continue to affect our loan portfolio through the upcoming periods.

We have policies and practices that are committed to maintaining an independent and ongoing assessment of credit risk and quality. Our policies require an objective and timely assessment of the overall quality of the consumer and commercial loan portfolios. This includes the identification of relevant trends that affect the collectability of the portfolios, segments of the portfolios that are potential problem areas, loans and leases with potential credit weaknesses, and assessment of the adequacy of internal credit risk policies and procedures to monitor compliance with relevant laws and regulations. In addition, we maintain limits and underwriting guidelines that reflect our risk appetite.

We manage credit risk based on the risk profile of the borrower, the source of repayment, the underlying collateral, and current market conditions. Our business is primarily focused on consumer automobile loans and leases and mortgage loans in addition to automobile-related commercial lending. We classify these loans as either consumer or commercial and analyze credit risk in each. We monitor the credit risk profile of individual borrowers and the aggregate portfolio of borrowers — either within a designated geographic region or a particular product or industry segment. To mitigate risk concentrations, we take part in loan sales and syndications.

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

For mortgage loans, as part of our participation in certain governmental programs, we may offer mortgage loan modifications to our borrowers. Generally these modifications provide the borrower with some form of concession and, therefore, are deemed to be troubled debt restructurings (TDRs). Refer to Note 1 to the Consolidated Financial Statements in our 2010 Annual Report on Form 10-K for additional information on TDRs. Furthermore, we have internally designed proprietary programs aimed at homeowners at risk of foreclosure. Each program has unique qualification criteria for the borrower to meet as well as associated modification options that we analyze to determine the best solution for the borrower. We have also implemented periodic foreclosure moratoriums that are designed to provide borrowers with extra time to sort out their financial difficulties while allowing them to stay in their homes.

On-balance Sheet Portfolio

Our on-balance sheet portfolio includes both finance receivables and loans and held-for-sale loans. At March 31, 2011, this primarily included $93.1 billion of automobile finance receivables and loans and $19.9 billion of mortgage finance receivables and loans. Within our on-balance sheet portfolio, we have elected to account for certain mortgage loans at fair value. The valuation allowance recorded on fair value elected loans is separate from the allowance for loan losses. Changes in the fair value of loans are classified as gain on mortgage and automotive loans, net, in the Condensed Consolidated Statement of Income.

During the three months ended March 31, 2011, we further executed on our strategy of discontinuing and selling or liquidating nonstrategic operations. Refer to Note 2 to the Condensed Consolidated Financial Statements for additional information.

The following table presents our total on-balance sheet consumer and commercial finance receivables and loans reported at carrying value before allowance for loan losses.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more (b)
($ in millions)	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
Consumer
Finance receivables and loans
Loans at historical cost	$67,436	$62,002	$599	$768	$5	$6
Loans at fair value	971	1,015	246	260	—	—

Total finance receivables and loans	68,407	63,017	845	1,028	5	6
Loans held-for-sale	7,490	11,411	3,152	3,273	28	25

Total consumer loans	75,897	74,428	3,997	4,301	33	31

Commercial
Finance receivables and loans
Loans at historical cost	39,052	39,396	645	740	—	—
Loans at fair value	—	—	—	—	—	—

Total finance receivables and loans	39,052	39,396	645	740	—	—
Loans held-for-sale	6	—	—	—	—	—

Total commercial loans	39,058	39,396	645	740	—	—

Total on-balance sheet loans	$114,955	$113,824	$4,642	$5,041	$33	$31

(a)	Includes nonaccrual troubled debt restructured loans of $654 million and $684 million at March 31, 2011, and December 31, 2010, respectively.
(b)	Includes troubled debt restructured loans classified as 90 days past due and still accruing of $17 million and $13 million at March 31, 2011, and December 31, 2010, respectively.

Total on-balance sheet loans outstanding at March 31, 2011, increased $1.1 billion to $115.0 billion from December 31, 2010, reflecting an increase of $1.5 billion in the consumer portfolio and a decrease of $338 million in the commercial portfolio. The increase in total on-balance sheet loans outstanding from December 31, 2010, was the result of increased automobile originations, which outpaced portfolio runoff, due to strengthened industry sales and improved automotive manufacturer penetration. The increase was partially offset by a decrease in mortgage originations in our consumer mortgage business and lower line utilization in our commercial mortgage business driven in part by higher interest rates.

The total TDRs outstanding at March 31, 2011, increased $77 million to $1.5 billion from December 31, 2010. This increase was driven primarily by our continued foreclosure prevention and loss mitigation procedures. We have participated in a variety of government modification programs, such as the Home Affordable Modification Program (HAMP), as well as internally developed modification programs.

Total nonperforming loans at March 31, 2011, decreased $399 million to $4.6 billion from December 31, 2010, reflecting a decrease of $304 million of consumer nonperforming loans and a decrease of $95 million of commercial nonperforming loans. The decrease in total nonperforming loans from December 31, 2010, was largely due to seasonal improvement within our mortgage portfolio and improved dealer performance in the commercial automotive portfolio.

The following table includes consumer and commercial net charge-offs from finance receivables and loans at historical cost and related ratios reported at carrying value before allowance for loan losses.

	Three months ended March 31,
	Net charge-offs		Net charge-off ratios (a)
($ in millions)	2011	2010	2011	2010
Consumer
Finance receivables and loans at historical cost	$169	$255	1.0%	2.1%
Commercial
Finance receivables and loans at historical cost	20	61	0.2	0.7

Total finance receivables and loans at historical cost	$189	$316	0.7	1.5

(a)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the year for each loan category.

Our net charge-offs were $189 million for the three months ended March 31, 2011, compared to $316 million for the three months ended March 31, 2010. This decrease in net charge-offs was primarily driven by improvement within our consumer automotive portfolio and the workout of certain commercial real estate assets in prior periods. Loans held-for-sale are accounted for at the lower of cost or fair value, and therefore we do not record charge-offs.

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

Consumer Credit Portfolio

During the three months ended March 31, 2011, the credit performance of the consumer portfolio continued to improve overall as our finance receivables and loans increased and nonperforming finance receivables and loans and charge-offs declined. For information on our consumer credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements in our 2010 Annual Report on Form 10-K.

The following table includes consumer finance receivables and loans recorded at historical cost reported at carrying value before allowance for loan losses.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more (b)
($ in millions)	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
Domestic
Consumer automobile	$39,903	$34,604	$110	$129	$—	$—
Consumer mortgage
1st Mortgage	6,893	6,917	301	388	2	1
Home equity	3,347	3,441	45	61	—	—

Total domestic	50,143	44,962	456	578	2	1

Foreign
Consumer automobile	16,965	16,650	77	78	3	5
Consumer mortgage
1st Mortgage	328	390	66	112	—	—
Home equity	—	—	—	—	—	—

Total foreign	17,293	17,040	143	190	3	5

Total consumer finance receivables and loans	$67,436	$62,002	$599	$768	$5	$6

(a)	Includes nonaccrual troubled debt restructured loans of $175 million and $204 million at March 31, 2011, and December 31, 2010, respectively.
(b)	There were no troubled debt restructured loans classified as 90 days past due and still accruing at March 31, 2011, and December 31, 2010.

Total consumer outstanding finance receivables and loans increased $5.4 billion at March 31, 2011, compared with December 31, 2010. The increase in domestic automobile outstandings was driven by increased originations, which outpaced portfolio run-off, due to strengthened industry sales and improved automotive manufacturer penetration.

Total consumer nonperforming finance receivables and loans at March 31, 2011, decreased $169 million to $599 million from December 31, 2010, reflecting a decrease of $149 million of consumer mortgage nonperforming finance receivables and loans and a decrease of $20 million of consumer automotive nonperforming finance receivables and loans. Nonperforming consumer mortgage finance receivables and loans decreased primarily due to seasonal improvements. Nonperforming consumer automotive finance receivables and loans decreased primarily due to increased quality of newer vintages and normal seasonal trends. Nonperforming consumer finance receivables and loans as a percentage of total outstanding consumer finance receivables and loans were 0.9% and 1.2% at March 31, 2011, and December 31, 2010, respectively.

Consumer domestic automotive loans accruing and past due 30 days or more decreased $212 million to $590 million at March 31, 2011, compared with December 31, 2010, primarily due to increased quality of newer vintages and normal seasonal trends.

The following table includes consumer net charge-offs from finance receivables and loans at historical cost and related ratios reported at carrying value before allowance for loans losses.

	Three months ended March 31,
	Net charge-offs		Net charge-off ratios (a)
($ in millions)	2011	2010	2011	2010
Domestic
Consumer automobile	$89	$184	1.0%	3.5%
Consumer mortgage
1st Mortgage	36	17	2.1	1.0
Home equity	21	11	2.5	1.1

Total domestic	146	212	1.2	2.7

Foreign
Consumer automobile	23	41	0.6	1.0
Consumer mortgage
1st Mortgage	—	2	0.1	1.8
Home equity	—	—	—	—

Total foreign	23	43	0.5	1.0

Total consumer finance receivables and loans	$169	$255	1.0	2.1

(a)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the year for each loan category.

Our net charge-offs from total consumer automobile finance receivables and loans decreased $113 million for the three months ended March 31, 2011, compared to the same period in 2010. The decrease in net charge-offs was primarily due to lower loss frequency, improvements in loss severity as a result of improved pricing in the used vehicle market, and improved loss performance in our Nuvell portfolio primarily due to enhanced collection efforts.

Our net charge-offs from total consumer mortgage and home equity finance receivables and loans were $57 million for the three months ended March 31, 2011, compared to $30 million for the same period in 2010. The increase was driven by net charge-offs within our consumer legacy mortgage portfolio as those finance receivables and loans continue to season.

The following table summarizes the total consumer loan originations at unpaid principal balance for the periods shown. Total consumer loan originations include loans classified as finance receivables and loans and loans held-for-sale during the period.

	Three months ended March 31,
($ in millions)	2011	2010
Domestic
Consumer automobile	$9,384	$5,296
Consumer mortgage
1st Mortgage	11,847	12,968
Home equity	—	—

Total domestic	21,231	18,264

Foreign
Consumer automobile	2,052	1,702
Consumer mortgage
1st Mortgage	312	292
Home equity	—	—

Total foreign	2,364	1,994

Total consumer loan originations	$23,595	$20,258

Total domestic automobile-originated loans increased $4.1 billion for the three months ended March 31, 2011, compared to the same period in 2010, primarily due to strengthened industry sales and improved automotive manufacturer penetration.

Total domestic mortgage-originated loans decreased $1.1 billion for the three months ended March 31, 2011. The decrease for the three months ended March 31, 2011, was due in part to higher interest rates.

Consumer loan originations retained on-balance sheet as held-for-investment were $11.8 billion for the three months ended March 31, 2011, and $5.7 billion for the three months ended March 31, 2010, respectively. The increase was primarily due to strengthened automotive industry sales, improved automotive manufacturer penetration, and increased balance sheet retention.

The following table shows the percentage of total consumer finance receivables and loans recorded at historical cost reported at carrying value before allowance for loan losses by state and foreign concentration. Total automobile loans were $56.9 billion and $51.3 billion at March 31, 2011, and December 31, 2010, respectively. Total mortgage and home equity loans were $10.6 billion and $10.7 billion at March 31, 2011, and December 31, 2010, respectively.

	March 31, 2011 (a)		December 31, 2010
	Automobile	1st Mortgage and home equity	Automobile	1st Mortgage and home equity
Texas	9.3%	4.8%	9.2%	4.4%
California	4.7	24.7	4.6	24.5
Florida	4.5	4.1	4.4	4.1
Michigan	3.9	4.9	3.7	5.0
Illinois	2.9	4.8	2.8	4.7
New York	3.4	2.4	3.4	2.4
Pennsylvania	3.2	1.7	3.2	1.7
Ohio	2.7	1.0	2.5	1.0
Georgia	2.3	1.8	2.2	1.8
North Carolina	2.1	2.1	2.0	2.0
Other United States	31.2	44.6	29.4	44.7
Canada	13.1	3.0	14.2	3.6
Brazil	5.0	—	5.2	—
Germany	5.0	—	5.7	—
Other foreign	6.7	0.1	7.5	0.1

Total consumer loans	100.0%	100.0%	100.0%	100.0%

(a)	Presentation is in descending order as a percentage of total consumer finance receivables and loans at March 31, 2010.

We monitor our consumer loan portfolio for concentration risk across the geographies in which we lend. The highest concentrations of loans in the United States were in Texas and California, which represented an aggregate of 16.4% of our total outstanding consumer finance receivables and loans at March 31, 2011.

Concentrations in our mortgage operations are closely monitored given the volatility of the housing markets. Our consumer mortgage loan concentrations in California, Florida, and Michigan receive particular attention as the real estate value depreciation in these states has been the most severe.

Repossessed and Foreclosed Assets

We classify an asset as repossessed or foreclosed (included in other assets on the Condensed Consolidated Balance Sheet) when physical possession of the collateral is taken. For more information on repossessed and foreclosed assets, refer to Note 1 to the Consolidated Financial Statements in our 2010 Annual Report on Form 10-K.

Repossessed assets in our automotive finance operations at March 31, 2011, increased $3 million to $49 million from December 31, 2010. Foreclosed mortgage assets at March 31, 2011, decreased $21 million to $117 million from December 31, 2010.

Higher Risk Mortgage Loans

During the three months ended March 31, 2011, we primarily focused our origination efforts on prime conforming and government guaranteed mortgages in the United States and high-quality insured mortgages in Canada. However, we continued to hold mortgage loans originated in prior years that have features that expose us to potentially higher credit risk including high original loan-to-value mortgage loans (prime or nonprime), payment-option adjustable-rate mortgage loans (prime nonconforming), interest-only mortgage loans (classified as prime conforming or nonconforming for domestic production and prime nonconforming or nonprime for international production), and teaser-rate mortgages (prime or nonprime).

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

The following table summarizes the higher-risk mortgage loan originations at unpaid principal balance for the periods shown. These higher-risk mortgage loans are classified as finance receivables and loans and are recorded at historical cost.

	Three months ended March 31,
($ in millions)	2011	2010
High original loan-to-value (greater than 100%) mortgage loans	$—	$—
Payment-option adjustable-rate mortgage loans	—	—
Interest-only mortgage loans (a)	—	103
Below-market rate (teaser) mortgages	—	—

Total higher-risk mortgage loan production	$—	$103

(a) As of June 2010, this product was no longer offered.

The following table summarizes mortgage finance receivables and loans by higher-risk loan type. These finance receivables and loans are recorded at historical cost and reported at carrying value before allowance for loan losses.

	Outstanding		Nonperforming		Accruing past due 90 days or more
($ in millions)	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
High original loan-to-value (greater than 100%) mortgage loans	$5	$5	$1	$—	$—	$—
Payment-option adjustable-rate mortgage loans	4	5	1	1	—	—
Interest-only mortgage loans (a)	3,488	3,681	177	207	—	—
Below-market rate (teaser) mortgages	274	284	5	4	—	—

Total higher-risk mortgage loans	$3,771	$3,975	$184	$212	$—	$—

(a)	The majority of the interest-only mortgage loans are expected to start principal amortization in 2015 or beyond.

The allowance for loan losses was $244 million or 6.5% of total higher-risk held-for-investment mortgage loans recorded at historical cost based on carrying value outstanding before allowance for loans losses at March 31, 2011.

The following table includes our five largest state concentrations based on our higher-risk finance receivables and loans recorded at historical cost and reported at carrying value before allowance for loan losses.

($ in millions)	High original loan-to-value (greater than 100%) mortgage loans	Payment-option adjustable-rate mortgage loans	Interest-only mortgage loans	Below market rate (teaser) mortgages	All higher-risk loans
March 31, 2011
California	$—	$1	$937	$87	$1,025
Virginia	—	—	310	11	321
Maryland	—	—	246	7	253
Michigan	—	—	217	9	226
Illinois	—	—	188	8	196
All other domestic and foreign	5	3	1,590	152	1,750

Total higher-risk mortgage loans	$5	$4	$3,488	$274	$3,771

December 31, 2010
California	$—	$1	$993	$89	$1,083
Virginia	—	—	330	12	342
Maryland	—	—	256	7	263
Michigan	—	—	225	10	235
Illinois	—	—	197	8	205
All other domestic and foreign	5	4	1,680	158	1,847

Total higher-risk mortgage loans	$5	$5	$3,681	$284	$3,975

Commercial Credit Portfolio

During the three months ended March 31, 2011, the credit performance of the commercial portfolio improved as nonperforming finance receivables and loans and net charge-offs declined. For information on our commercial credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements in our 2010 Annual Report on Form 10-K.

The following table includes total commercial finance receivables and loans reported at carrying value before allowance for loan losses.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more (b)
($ in millions)	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
Domestic
Commercial and industrial
Automobile	$24,716	$24,944	$247	$261	$—	$—
Mortgage	820	1,540	3	—	—	—
Other (c)	1,596	1,795	41	37	—	—
Commercial real estate
Automobile	2,090	2,071	142	193	—	—
Mortgage	—	1	—	1	—	—

Total domestic	29,222	30,351	433	492	—	—

Foreign
Commercial and industrial
Automobile	9,222	8,398	37	35	—	—
Mortgage	40	41	40	40	—	—
Other (c)	295	312	78	97	—	—
Commercial real estate
Automobile	220	216	8	6	—	—
Mortgage	53	78	49	70	—	—

Total foreign	9,830	9,045	212	248	—	—

Total commercial finance receivables and loans	$39,052	$39,396	$645	$740	$—	$—

(a)	Includes nonaccrual troubled debt restructured loans of $2 million and $9 million at March 31, 2011, and December 31, 2010, respectively.
(b)	There were no troubled debt restructured loans classified as 90 days past due and still accruing at March 31, 2011, and December 31, 2010.
(c)	Other commercial primarily includes senior secured commercial lending.

Total commercial finance receivables and loans outstanding decreased $344 million to $39.1 billion at March 31, 2011, from December 31, 2010. Domestic commercial and industrial outstandings decreased driven primarily by mortgage warehouse lending declines in line utilization due in part to higher interest rates. Foreign commercial and industrial outstandings increased primarily due to growth in our Canadian automobile portfolio, partially offset by dealer exits and continued portfolio runoff within exited countries.

Total commercial nonperforming finance receivables and loans were $645 million, a decrease of $95 million compared to December 31, 2010, primarily due to improvement in dealer performance and continued mortgage asset dispositions. Total nonperforming commercial finance receivables and loans as a percentage of outstanding commercial finance receivables and loans were 1.7% and 1.9% at March 31, 2011, and December 31, 2010, respectively.

The following table includes total commercial net charge-offs from finance receivables and loans at historical cost and related ratios reported at carrying value before allowance for loan losses.

	Three months ended March 31,
	Net charge-offs (recoveries)		Net charge-off ratios (a)
($ in millions)	2011	2010	2011	2010
Domestic
Commercial and industrial
Automobile	$2	$1	—%	—%
Mortgage	2	(1)	0.8	(0.3)
Other	(2)	3	(0.5)	0.4
Commercial real estate
Automobile	(1)	12	(0.2)	2.3
Mortgage	(1)	42	n/m	n/m

Total domestic	—	57	—	0.9

Foreign
Commercial and industrial
Automobile	2	2	0.1	0.1
Mortgage	1	—	9.7	—
Other	3	—	4.3	—
Commercial real estate
Automobile	—	2	—	7.6
Mortgage	14	—	78.4	—

Total foreign	20	4	0.9	0.2

Total commercial finance receivables and loans	$20	$61	0.2	0.7

n/m	= not meaningful
(a)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the year for each loan category.

Our net charge-offs from commercial finance receivables and loans totaled $20 million for the three months ended March 31, 2011, compared to $61 million for the same period in 2010. The decreases in net charge-offs were largely driven by an improved mix of loans in the existing portfolio driven by the workout of certain commercial real estate assets in prior periods.

Commercial Real Estate

The commercial real estate portfolio consists of finance receivables and loans issued primarily to automotive dealers, homebuilders, and commercial real estate firms. Commercial real estate finance receivables and loans remained flat at $2.4 billion at March 31, 2011, and December 31, 2010.

The following table shows the percentage of total commercial real estate finance receivables and loans by geographic region and property type. These finance receivables and loans are reported at carrying value before allowance for loan losses.

	March 31, 2011	December 31, 2010
Geographic region
Texas	11.8%	10.5%
Michigan	10.4	10.1
Florida	10.2	10.3
California	9.7	9.6
Virginia	4.4	4.4
New York	3.9	3.8
Pennsylvania	3.6	3.7
Oregon	2.9	3.1
Georgia	2.6	2.7
Alabama	2.5	2.4
Other United States	26.4	26.9
Canada	4.5	4.4
United Kingdom	4.4	5.0
Mexico	2.1	2.4
Other foreign	0.6	0.7

Total commercial real estate finance receivables and loans	100.0%	100.0%

Property type
Automobile dealerships	92.8%	91.8%
Residential	1.7	2.5
Land and land development	0.5	0.8
Apartments	—	0.1
Other	5.0	4.8

Total commercial real estate finance receivables and loans	100.0%	100.0%

Commercial Criticized Exposure

Exposures deemed criticized are finance receivables and loans classified as special mention, substandard, or doubtful. These classifications are based on regulatory definitions and generally represent finance receivables and loans within our portfolio that have a higher default risk or have already defaulted. These finance receivables and loans require additional monitoring and review including specific actions to mitigate our potential economic loss.

The following table shows the percentage of total commercial criticized finance receivables and loans by industry concentrations. These finance receivables and loans are reported at carrying value before allowance for loan losses.

	March 31, 2011	December 31, 2010
Industry
Automotive	72.0%	66.5%
Real estate	10.1	12.1
Health/medical	5.2	7.3
Manufacturing	4.2	3.5
Hardgoods	1.7	1.8
Services	1.5	1.9
Retail	1.1	1.5
Electronics	1.1	1.2
All other	3.1	4.2

Total commercial criticized finance receivables and loans	100.0%	100.0%

Total criticized exposures were $3.7 billion and $3.6 billion at March 31, 2011, and December 31, 2010, respectively, as automotive criticized exposure increased due to risk rating process enhancements. The increase was partially offset by health/medical and real estate improvements.

Allowance for Loan Losses

The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans.

($ in millions)	Consumer automobile	Consumer mortgage	Total consumer	Commercial	Total
Balance at January 1, 2011	$970	$580	$1,550	$323	$1,873
Charge-offs
Domestic	(139)	(60)	(199)	(6)	(205)
Foreign	(42)	—	(42)	(31)	(73)

Total charge-offs	(181)	(60)	(241)	(37)	(278)

Recoveries
Domestic	50	3	53	6	59
Foreign	19	—	19	11	30

Total recoveries	69	3	72	17	89

Net charge-offs	(112)	(57)	(169)	(20)	(189)
Provision for loan losses	53	40	93	20	113
Other	5	—	5	4	9

Balance at March 31, 2011	$916	$563	$1,479	$327	$1,806

Allowance for loan losses to finance receivables and loans outstanding at March 31, 2011 (a)	1.6%	5.3%	2.2%	0.8%	1.7%
Net charge-offs to average finance receivables and loans outstanding at March 31, 2011 (a)	0.8%	2.1%	1.0%	0.2%	0.7%
Allowance for loan losses to total nonperforming finance receivables and loans at March 31, 2011 (a)	488.9%	136.7%	246.7%	50.7%	145.2%
Ratio of allowance for loans losses to net charge-offs at March 31, 2011	2.0	2.5	2.2	4.1	2.4

(a)	Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the unpaid principal balance, net of premiums and discounts.

($ in millions)	Consumer automobile	Consumer mortgage	Total consumer	Commercial	Total
Balance at January 1, 2010	$1,024	$640	$1,664	$781	$2,445
Cumulative effect of change in accounting principles (a)	222	—	222	—	222
Charge-offs
Domestic	(289)	(32)	(321)	(61)	(382)
Foreign	(56)	(2)	(58)	(4)	(62)

Total charge-offs	(345)	(34)	(379)	(65)	(444)

Recoveries
Domestic	105	4	109	4	113
Foreign	15	—	15	—	15

Total recoveries	120	4	124	4	128

Net charge-offs	(225)	(30)	(255)	(61)	(316)
Provision for loan losses	108	18	126	18	144
Discontinued operations	2	(1)	1	—	1
Other	(11)	7	(4)	(12)	(16)

Balance at March 31, 2010	$1,120	$634	$1,754	$726	$2,480

Allowance for loan losses to finance receivables and loans outstanding at March 31, 2010 (b)	2.9%	5.6%	3.6%	2.0%	2.9%
Net charge-offs to average finance receivables and loans outstanding at March 31, 2010 (b)	2.4%	1.1%	2.1%	0.7%	1.5%
Allowance for loan losses to total nonperforming finance receivables and loans at March 31, 2010 (b)	391.6%	142.2%	239.7%	42.4%	101.5%
Ratio of allowance for loans losses to net charge-offs at March 31, 2010	1.2	5.3	1.7	3.0	2.0

(a)	Includes adjustment to the allowance due to adoption of ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.
(b)	Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the unpaid principal balance, net of premiums and discounts.

The allowance for consumer loan losses at March 31, 2011, declined $275 million compared to March 31, 2010, reflecting an improved asset mix with higher quality recent vintages, the continued runoff of Nuvell and other liquidating portfolios, as well as improved loss performance.

The allowance for commercial loan losses declined $399 million at March 31, 2011, compared to March 31, 2010, primarily related to the sale of the resort finance portfolio and improved portfolio credit quality due to improved dealer performance.

Allowance for Loan Losses by Type

The following table summarizes the allocation of the allowance for loan losses by product type.

	2011			2010
March 31, ($ in millions)	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of allowance for loan losses	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of allowance for loan losses
Consumer
Domestic
Consumer automobile	$727	1.8	40.2	$896	4.1	36.1
Consumer mortgage
1st Mortgage	304	4.4	16.8	400	5.7	16.1
Home equity	258	7.7	14.3	233	6.2	9.4

Total domestic	1,289	2.6	71.3	1,529	4.6	61.6

Foreign
Consumer automobile	189	1.1	10.5	224	1.4	9.0
Consumer mortgage
1st Mortgage	1	0.3	0.1	1	0.3	0.1
Home equity	—	—	—	—	—	—

Total foreign	190	1.1	10.6	225	1.4	9.1

Total consumer loans	1,479	2.2	81.9	1,754	3.6	70.7

Commercial
Domestic
Commercial and industrial
Automobile	70	0.3	3.9	86	0.4	3.5
Mortgage	—	—	—	2	0.2	0.1
Other	92	5.7	5.1	337	13.0	13.6
Commercial real estate
Automobile	54	2.6	3.0	67	3.2	2.7
Mortgage	—	—	—	6	10.6	0.2

Total domestic	216	0.7	12.0	498	1.8	20.1

Foreign
Commercial and industrial
Automobile	63	0.7	3.5	52	0.6	2.1
Mortgage	15	37.0	0.8	23	26.6	0.9
Other	28	9.3	1.5	101	30.4	4.1
Commercial real estate
Automobile	2	0.8	0.1	2	0.9	0.1
Mortgage	3	6.4	0.2	50	35.1	2.0

Total foreign	111	1.1	6.1	228	2.4	9.2

Total commercial loans	327	0.8	18.1	726	2.0	29.3

Total allowance for loan losses	$1,806	1.7	100.0	$2,480	2.9	100.0

Provision for Loan Losses

The following table summarizes the provision for loan losses by product type.

	Three months ended March 31,
($ in millions)	2011	2010
Consumer
Domestic
Consumer automobile	$46	$84
Consumer mortgage
1st Mortgage	17	24
Home equity	23	(8)

Total domestic	86	100

Foreign
Consumer automobile	7	24
Consumer mortgage
1st Mortgage	—	2
Home equity	—	—

Total foreign	7	26

Total consumer loans	93	126

Commercial
Domestic
Commercial and industrial
Automobile	—	8
Mortgage	1	(7)
Other	(8)	19
Commercial real estate
Automobile	(1)	—
Mortgage	—	(6)

Total domestic	(8)	14

Foreign
Commercial and industrial
Automobile	31	5
Mortgage	1	2
Other	(9)	(3)
Commercial real estate
Automobile	—	—
Mortgage	5	—

Total foreign	28	4

Total commercial loans	20	18

Total provision for loans losses	$113	$144

Market Risk

Our automotive financing, mortgage, and insurance activities give rise to market risk representing the potential loss in the fair value of assets or liabilities caused by movements in market variables, such as interest rates, foreign-exchange rates, equity prices, market perceptions of credit risk, and other market fluctuations that affect the value of securities and assets held-for-sale. We are primarily exposed to interest rate risk arising from changes in interest rates related to financing, investing, and cash management activities. More specifically, we enter into contracts to provide financing, to retain mortgage servicing rights, and to retain various assets related to securitization activities, all of which are exposed in varying degrees to changes in value due to movements in interest rates. Interest rate risk arises from the mismatch between assets and the related liabilities used for funding. We enter into various financial instruments, including derivatives, to maintain the desired level of exposure to the risk of interest rate fluctuations. Refer to Note 19 to the Condensed Consolidated Financial Statements for further information.

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

Since December 31, 2010, there have been no material changes in these market risks. Refer to our Annual Report on Form 10-K for the year ended December 31, 2010, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for further discussion on value at risk and sensitivity analysis.

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

We maintain available liquidity in the form of cash, highly liquid unencumbered securities and available credit facility capacity that, taken together, are intended to allow us to operate and to meet our contractual obligations in the event of market-wide disruptions and enterprise-specific events. We maintain available liquidity at various entities, including Ally Bank and Ally Financial Inc., the parent company, and consider regulatory and tax restrictions that may limit our ability to transfer funds across entities. At March 31, 2011, we maintained $22.0 billion of total available parent company liquidity and $11.4 billion of total available liquidity at Ally Bank. To optimize cash and secured facility capacity between entities, the parent company lends cash to Ally Bank from time to time under an intercompany loan agreement. At March 31, 2011, $2.3 billion was outstanding under the intercompany loan agreement. Amounts outstanding are repayable to the parent company upon demand, subject to five days notice. As a result, this amount is included in the parent company available liquidity and excluded from the available liquidity at Ally Bank in the above amounts. For this purpose, parent company includes our consolidated operations less our Insurance operations, ResCap, and Ally Bank.

Funding Strategy

Our liquidity and ongoing profitability are largely dependent on our timely access to funding and the costs associated with raising funds in different segments of the capital markets. We continue to be extremely focused on maintaining and enhancing our liquidity. Our funding strategy largely focuses on the development of diversified funding sources across a global investor base to meet all our liquidity needs throughout different market cycles, including periods of financial distress. These funding sources include unsecured debt capital markets, asset-backed securitizations, whole-loan asset sales, domestic and international committed and uncommitted bank lines, brokered certificates of deposits, and retail deposits. We also supplement these sources with a modest amount of short-term borrowings, including Demand Notes, unsecured bank loans, and repurchase arrangements. The diversity of our funding sources enhances funding flexibility, limits dependence on any one source, and results in a more cost-effective strategy over the long term. We evaluate funding markets on an ongoing basis to achieve an appropriate balance of unsecured and secured funding sources and the maturity profiles of both. In addition, we further distinguish our funding strategy between bank funding and holding company or nonbank funding.

Since 2009, we have been directing new bank-eligible assets in the United States to Ally Bank in order to reduce and minimize our nonbanking exposures and funding requirements. We expect that this development will further allow us to use bank funding for a wider array of our automotive finance assets and to provide a sustainable long-term funding channel for the business. In addition, as a result of the conversion of $5.5 billion of Ally Mandatorily Convertible Preferred (MCP) stock held by Treasury into common stock on December 30, 2010, and consequent dilution of the equity interests held by General Motors and the GM Trust, the Federal Reserve has determined that GM will no longer be considered an “affiliate” of Ally Bank for purposes of Sections 23A and 23B of the Federal Reserve Act, which imposes limitations on transactions between banks and their affiliates. Transactions between Ally Bank and GM will continue to be subject to regulation and examination by the bank’s primary federal regulator, the Federal Deposit Insurance Corporation.

Ally Bank

Ally Bank raises deposits directly from customers through the direct banking channel via the internet and over the telephone. Ally Bank provides our automotive finance and mortgage loan operations with a stable and low-cost funding source. At March 31, 2011, Ally Bank had $35.4 billion of total deposits, including $23.5 billion of retail deposits. Ally Bank funded 56% of our U.S. retail automotive loans during the three months ended March 31, 2011. We expect that our cost of funds will continue to improve over time as our deposit base grows.

At March 31, 2011, Ally Bank maintained cash liquidity of $3.7 billion and highly liquid U.S. federal government and U.S. agency securities of $5.0 billion, excluding certain securities that were encumbered at March 31, 2011. In addition, at March 31, 2011, Ally Bank had unused capacity in committed secured funding facilities of $4.9 billion, including an equal allocation of shared unused capacity of $3.9 billion from a facility also available to the parent company. Our ability to access this unused capacity depends on having eligible assets to collateralize the incremental funding and, in some instances, the execution of interest rate hedges.

Maximizing bank funding is the cornerstone of our long-term liquidity strategy. We have made significant progress in migrating assets to Ally Bank and growing our retail deposit base since becoming a bank holding company. Growth in retail deposits is key to further reducing our cost of funds and decreasing our reliance on the capital markets and other sources of funding. We believe deposits provide a low-cost source of funds that are less sensitive to interest rate changes, market volatility, or changes in our credit ratings than other funding sources. We have continued to expand our deposit gathering efforts through our direct and indirect marketing channels. Current retail product offerings consist of a variety of savings products including certificates of deposits (CDs), savings accounts, and money market accounts, as well as an online checking product. In addition, we have brokered deposits, which are obtained through third-party intermediaries. In the first quarter of 2011, the deposit base at Ally Bank grew $1.5 billion, ending the quarter at $35.4 billion from $33.9 billion at December 31, 2010. The growth in deposits was primarily attributable to our retail deposit portfolio. Strong retention rates continue to materially contribute to our quarterly growth in retail deposits. In the first quarter of 2011, we retained 86% of CD balances up for renewal during the same period. In addition to retail and brokered deposits, Ally Bank had access to funding through a variety of other sources including FHLB advances, the Federal Reserve’s Discount Window, public securitizations and private funding arrangements. At March 31, 2011, debt outstanding from the FHLB totaled $4.8 billion with no debt outstanding from the Federal Reserve. Also, as part of our liquidity and funding plans, Ally Bank utilizes certain securities as collateral to access funding from repurchase agreements with third parties. Repurchase agreements are generally short-term and often occur overnight. Funding from repurchase agreements are accounted for as debt on our Condensed Consolidated Balance Sheet. At March 31, 2011, and December 31, 2010, Ally Bank had no debt outstanding under repurchase agreements.

Refer to Note 13 to the Condensed Consolidated Financial Statements for a summary of deposit funding by type.

The following table shows Ally Bank’s number of accounts and deposit balances by type as of the end of each quarter since 2009.

($ in millions)	1st Quarter 2011	4th Quarter 2010	3rd Quarter 2010	2nd Quarter 2010	1st Quarter 2010	4th Quarter 2009	3rd Quarter 2009	2nd Quarter 2009	1st Quarter 2009
Number of accounts	798,622	726,104	676,419	616,665	573,388	535,301	506,313	461,229	362,776
Deposits
Retail	$23,469	$21,817	$20,504	$18,690	$17,672	$16,926	$15,901	$14,464	$11,026
Brokered	9,836	9,992	9,978	9,858	9,757	10,149	9,151	8,141	9,072
Other (a)	2,064	2,108	2,538	2,267	1,914	1,767	2,331	2,194	1,950

Total deposits	$35,369	$33,917	$33,020	$30,815	$29,343	$28,842	$27,383	$24,799	$22,048

(a)	Other deposits include mortgage escrow and other deposits (excluding intercompany deposits).

In addition to building a larger deposit base, we continue to remain active in the securitization markets to finance our Ally Bank automotive loan portfolios. During the first quarter of 2011, Ally Bank completed four transactions and raised $3.4 billion of secured funding backed by retail and dealer floorplan automotive loans, as well as consumer leases. While deposits provide for a more stable funding base, our efficiencies in securitizations and improving capital market conditions have resulted in a reduction in the cost of funds achieved through secured funding transactions, making them a very attractive source of funding. For retail automotive loans and leases, the primary reason why securitizations are an attractive funding source is that the term structure locks in funding for a specified pool of loans and leases for the life of the underlying asset. Once a pool of retail automotive loans are selected and placed into a securitization, the underlying assets will have no bearing on any incremental liquidity risk. We manage the execution risk arising from secured funding by maintaining a diverse investor base and maintaining committed secured facilities. In the first quarter of 2011, we renewed our syndicated revolving credit facility that is secured by automotive retail loans, leases, and dealer floorplan automotive loans. The facility size was increased from $7.0 billion to $7.5 billion and the tenor for half of the facility size was extended to two years, with the other half remaining at a 364-day maturity. At March 31, 2011, the total credit commitments capable of financing Ally Bank’s automobile loan portfolios were $12.9 billion, which included $4.1 billion of commitments available to Ally Bank or the parent company.

Nonbank Funding

At March 31, 2011, the parent company maintained cash liquidity of $7.6 billion and unused capacity in committed credit facilities of $10.9 billion, including an equal allocation of shared unused capacity of $3.9 billion from a facility also available to Ally Bank. Our ability to access unused capacity in secured facilities depends on having eligible assets to collateralize the incremental funding and, in some instances, the execution of interest rate hedges. As we shift our focus to growing bank funding capabilities in line with increasing asset originations at Ally Bank, we are similarly focused on minimizing uses of our parent company liquidity and reducing the amount of assets funded outside the bank. Funding sources at the parent company generally consist of longer-term unsecured debt, private credit facilities, asset-backed securitizations, and a modest amount of short-term borrowings.

We continue to access the unsecured debt markets to further strengthen the parent company liquidity position. During the first quarter of 2011, we completed an offering of $2.3 billion in aggregate principal amount of unsecured term debt with a tenor of three years. In April, we completed a $1.5 billion offering, which included both fixed and floating rate notes with a tenor of approximately three years. In addition to funding in the debt capital markets, we have offered short-term and long-term unsecured debt through a retail debt program known as SmartNotes. SmartNotes are floating-rate instruments with fixed-maturity dates ranging from 9 months to 30 years that we have issued through a network of participating broker-dealers. There were $9.7 billion and $9.8 billion of SmartNotes outstanding at March 31, 2011, and December 31, 2010, respectively. For the remainder of 2011, we expect to continue to follow this approach of being aggressive, yet opportunistic in the unsecured debt markets to prefund upcoming debt maturities.

We also obtain short-term unsecured funding from the sale of floating-rate demand notes under our Demand Notes program. The holder has the option to require us to redeem these notes at any time without restriction. Demand Notes outstanding were $2.3 billion at March 31, 2011, compared to $2.0 billion at December 31, 2010. Unsecured short-term bank loans also provide short-term funding. At March 31, 2011, we had $4.6 billion in short-term unsecured debt outstanding, an increase of $0.4 billion from December 31, 2010. Refer to Note 14 and Note 15 to the Condensed Consolidated Financial Statements for additional information about our outstanding short-term borrowings and long-term unsecured debt, respectively.

Secured funding continues to be a significant source of financing at the parent company. Internationally, we will continue to remain active in both the public and private securitization markets. During the first quarter of 2011, we completed a Canadian public term securitization transaction backed by retail automotive loans that resulted in $748 million of funding. In the United States, new automotive term securitization transactions were issued through Ally Bank only, which is consistent with our broader strategy of directing new bank-eligible assets to Ally Bank in order to reduce and minimize our nonbanking exposures and funding requirements at the parent company. We still maintain significant credit capacity in North America to fund automotive-related assets, including a $7.5 billion syndicated facility that was renewed in March 2011 and funds U.S. and Canadian automotive retail and commercial loans, as well as leases. The tenor for half of the facility is two years with the other half having a 364-day maturity. In addition to this facility, there was $9.5 billion of committed capacity available exclusively for the parent company in various secured facilities around the globe at March 31, 2011.

Recent Funding Developments

In summary, during the first quarter of 2011, we completed funding transactions totaling over $7 billion, and we renewed over $16 billion of key existing funding facilities as we realized ready access to both the public and private markets. Key funding highlights from the first quarter of 2011 were as follows:

•	We issued $2.3 billion of unsecured debt that matures in 2014.

•

We raised $4.6 billion from the sale of asset-backed securities publicly and privately in the United States and Canada. Ally Bank completed four transactions and raised $3.4 billion of secured funding backed by retail and dealer floorplan automotive loans, as well as leases. We completed a public term securitization transaction in Canada that raised approximately $748 million. Also in March 2011, ResCap completed the sale of $450 million of securities backed by mortgage servicer advances.

•

In March 2011, we completed the refinancing of $15 billion in credit facilities at both the parent company and Ally Bank with a syndicate of 21 lenders. The $15 billion funding capacity can be used to fund retail, lease and dealer floorplan automotive assets and is allocated to two separate $7.5 billion facilities, one of which is available to the parent company and a Canadian subsidiary while the other is available to Ally Bank. Each new facility replaces existing facilities that were due to mature in the second quarter of 2011. Half the capacity will mature in two years with the other half remaining as a 364-day maturity.

•	We also renewed, extended, and completed multiple private credit facilities that provide $1.8 billion of funding capacity.

•

In March, we completed a key first step in our plan to repay the U.S. taxpayer. The U.S. Department of Treasury (Treasury) was repaid $2.7 billion from the sale of all the Trust Preferred Securities that Treasury held with Ally. This represented the full value of Treasury’s investment in these securities. Ally did not receive any proceeds from the offering of the Trust Preferred Securities.

Funding Sources

The following table summarizes debt and other sources of funding and the amount outstanding under each category for the periods shown.

As a result of our funding strategy to maximize funding sources at Ally Bank and grow our retail deposit base, the percentage of funding sources from Ally Bank has increased in 2011 from 2010 levels. In addition, deposits represent a larger portion of the overall funding mix.

($ in millions)	Bank	Nonbank	Total	%
March 31, 2011
Secured financings	$21,796	$21,466	$43,262	32
Institutional term debt	—	27,579	27,579	20
Retail debt programs (a)	—	14,464	14,464	11
Temporary Liquidity Guarantee Program (TLGP)	—	7,400	7,400	5
Bank loans and other	1	2,589	2,590	2

Total debt (b)	21,797	73,498	95,295	70
Deposits (c)	35,369	5,327	40,696	30

Total on-balance sheet funding	$57,166	$78,825	$135,991	100

Off-balance sheet securitizations
Mortgage loans	$—	$68,600	$68,600

Total off-balance sheet securitizations	$—	$68,600	$68,600

December 31, 2010
Secured financings	$20,199	$22,193	$42,392	32
Institutional term debt	—	27,257	27,257	21
Retail debt programs (a)	—	14,249	14,249	10
Temporary Liquidity Guarantee Program (TLGP)	—	7,400	7,400	6
Bank loans and other	1	2,374	2,375	2

Total debt (b)	20,200	73,473	93,673	71
Deposits (c)	33,917	5,131	39,048	29

Total on-balance sheet funding	$54,117	$78,604	$132,721	100

Off-balance sheet securitizations
Mortgage loans	$—	$69,356	$69,356

Total off-balance sheet securitizations	$—	$69,356	$69,356

(a)	Primarily includes $9,687 million and $9,784 million of Ally SmartNotes at March 31, 2011, and December 31, 2010, respectively.
(b)	Excludes fair value adjustment as described in Note 21 to the Condensed Consolidated Financial Statements.
(c)	Bank deposits include retail, brokered and mortgage escrow and other deposits. Nonbank deposits include dealer wholesale deposits and deposits at ResMor Trust. Intercompany deposits are not included.

Refer to Note 15 to the Condensed Consolidated Financial Statements for a summary of the scheduled maturity of long-term debt at March 31, 2011.

Funding Facilities

We utilize both committed and uncommitted credit facilities. The financial institutions providing the uncommitted facilities are not legally obligated to advance funds under them. The amounts outstanding under our various funding facilities are included on our Condensed Consolidated Balance Sheet.

As of March 31, 2011, Ally Bank had exclusive access to $8.8 billion of funding capacity from committed credit facilities. Ally Bank also has access to a $4.1 billion committed facility that is shared with the parent company. Funding programs supported by the Federal Reserve and the FHLB complement Ally Bank’s private committed facilities.

The total capacity in our committed funding facilities is provided by banks through private transactions. The committed secured funding facilities can be revolving in nature and allow for additional funding during the commitment period, or they can be amortizing and do not allow for any further funding after the closing date. At March 31, 2011, $29.3 billion of our $32.1 billion of committed capacity was revolving. Many of our revolving facilities have a tenor of 364 days and are renewed annually, but recently, we have been able to establish $9.4 billion of committed funding capacity with a tenor greater than 364 days.

Committed Funding Facilities

	Outstanding		Unused capacity (a)		Total capacity
($ in billions)	Mar. 31, 2011	Dec. 31, 2010	Mar. 31, 2011	Dec. 31, 2010	Mar. 31, 2011	Dec. 31, 2010
Bank funding
Secured	$5.8	$6.4	$3.0	$1.9	$8.8	$8.3
Nonbank funding
Unsecured
Automotive Finance operations	0.8	0.8	—	—	0.8	0.8
Secured
Automotive Finance operations and other	8.1	8.3	8.9	9.1	17.0	17.4
Mortgage operations	1.1	1.0	0.3	0.6	1.4	1.6

Total nonbank funding	10.0	10.1	9.2	9.7	19.2	19.8

Shared capacity (b)	0.2	0.2	3.9	3.9	4.1	4.1

Total committed facilities	$16.0	$16.7	$16.1	$15.5	$32.1	$32.2

(a)	Funding from committed secured facilities is available on request in the event excess collateral resides in certain facilities or is available to the extent incremental collateral is available and contributed to the facilities.
(b)	Funding is generally available for assets originated by Ally Bank or the parent company, Ally Financial Inc.

Uncommitted Funding Facilities

	Outstanding		Unused capacity		Total capacity
($ in billions)	Mar. 31, 2011	Dec. 31, 2010	Mar. 31, 2011	Dec. 31, 2010	Mar. 31, 2011	Dec. 31, 2010
Bank funding
Secured
Federal Reserve funding programs	$—	$—	$5.7	$4.0	$5.7	$4.0
FHLB advances	4.8	5.3	0.8	0.2	5.6	5.5

Total bank funding	4.8	5.3	6.5	4.2	11.3	9.5

Nonbank funding
Unsecured
Automotive Finance operations	1.6	1.4	0.5	0.6	2.1	2.0
Secured
Automotive Finance operations	—	0.1	0.1	—	0.1	0.1
Mortgage operations	—	—	0.1	0.1	0.1	0.1

Total nonbank funding	1.6	1.5	0.7	0.7	2.3	2.2

Total uncommitted facilities	$6.4	$6.8	$7.2	$4.9	$13.6	$11.7

Bank Funding Facilities

Facilities for Automotive Finance Operations — Secured

Ally Bank’s largest facility is a $7.5 billion revolving syndicated credit facility secured by automotive receivables. At March 31, 2011, the amount outstanding under this facility was $5.1 billion. Ally Bank’s other committed facilities are also available to fund automotive receivables. During the first quarter of 2011, we successfully renewed the $7.5 billion facility as well as a $500 million credit facility. The tenor of half of the $7.5 billion facility was extended to two years, with the other half remaining at a 364-day maturity. In total, Ally Bank maintained committed credit facilities that provide capacity of $12.9 billion at March 31, 2011, including $4.1 billion of commitments available to Ally Bank or the parent company. In the event these facilities are not renewed, the outstanding debt will be repaid over time as the underlying collateral amortizes.

Nonbank Funding Facilities

Facilities for Automotive Finance Operations — Unsecured

Revolving credit facilities — At March 31, 2011, we maintained $486 million of commitments in our U.S. unsecured revolving credit facility maturing June 2012. This facility was fully drawn. We also maintained $281 million of committed unsecured bank facilities in Canada and $49 million in Europe. The Canadian facilities expire in June 2012 and the European facility expires in March 2012.

Facilities for Automotive Finance Operations — Secured

The parent company’s largest facility is a $7.5 billion revolving syndicated credit facility secured by U.S. and Canadian automotive receivables. This facility was renewed in March 2011 with the tenor for half of the facility extended to two years and with the other half remaining as a 364-day maturity. In the event this facility is not renewed at maturity, the outstanding debt will be repaid over time as the underlying collateral amortizes. At March 31, 2011, there was no debt outstanding under this facility.

In addition to our syndicated revolving credit facility, we also maintain various bilateral and multilateral secured credit facilities in multiple countries that fund our Automotive Finance operations. These are primarily private securitization facilities that fund a specific pool of automotive assets. Many of the facilities have revolving commitments and allow for the funding of additional assets during the commitment period. In total, the parent company maintained $17.0 billion of committed secured credit facilities to fund automotive assets at the end of the first quarter of 2011, excluding $4.1 billion of commitments available to Ally Bank or the parent company.

Facilities for Mortgage Operations — Secured

At March 31, 2011, we had capacity of $500 million to fund eligible mortgage servicing rights and capacity of $350 million to fund mortgage servicer advances. We also maintained an additional $515 million of committed capacity to fund mortgage loans.

Cash Flows

Net cash provided by operating activities was $3.1 billion for the three months ended March 31, 2011, compared to $7.4 billion for the same period in 2010. During the three months ended March 31, 2011, the net cash inflow from sales and repayment of mortgage and automotive loans held-for-sale exceeded cash outflow from new originations and purchases of such loans by $3.2 billion. During the three months ended March 31, 2010, this activity resulted in a net cash inflow of $5.6 billion.

Net cash used in investing activities was $3.6 billion for the three months ended March 31, 2011, compared to $69 million for the same period in 2010. Net cash flows from finance receivables and loans decreased $1.9 billion for the three months ended March 31, 2011, compared to the same period in 2010. The cash outflow to purchase operating lease assets exceeded cash inflows from disposals of such assets by $51 million for the three months ended March 31, 2011. These activities resulted in a net cash inflow of $1.4 billion for the three months ended March 31, 2010. The shift in net cash flow attributable to leasing activities compared to the prior year was primarily due to a year over year increase in lease origination activity. Cash received from sales and maturities of available-for-sale investment securities, net of purchases, decreased $753 million during the three months ended March 31, 2011, compared to the same period in 2010.

Net cash provided by financing activities for the three months ended March 31, 2011, totaled $2.2 billion, compared to net cash used of $8.4 billion in the same period in 2010. Cash generated from long-term debt issuances replaced cash used to repay such debt for the three months ended March 31, 2011. For the comparable period in 2010, cash repayments exceeded proceeds from new issuances of long-term debt by $6.6 billion. Additionally, contributing to the increase in cash inflow was an increase in short-term debt obligations of $2.7 billion and an increase in cash inflow from bank deposits of $918 million for the three months ended March 31, 2011, compared to the same period in 2010.

Regulatory Capital

Refer to Note 18 to the Condensed Consolidated Financial Statements.

Comprehensive Capital Analysis and Review

The Comprehensive Capital Analysis and Review (CCAR) involves the FRB’s forward-looking evaluation of the internal capital planning processes of large, complex bank holding companies and their proposals to undertake capital actions in 2011, such as increasing dividend payments or repurchasing or redeeming stock. In November 2010, the FRB issued guidelines to provide a common, conservative approach to ensure that bank holding companies hold adequate capital to maintain ready access to funding, continue operations, and meet their obligations to creditors and counterparties, and continue to serve as credit intermediaries, even under adverse conditions. As a large bank holding company, we submitted a comprehensive capital plan and additional supervisory information to the FRB during the first quarter of 2011 in conjunction with CCAR. At this time, our capital plan is still under review by the FRB.

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

Rating agency	Commercial paper	Senior debt	Outlook	Date of last action
Fitch	B	BB	Stable	February 2, 2011 (a)
Moody’s	Not-Prime	B1	Stable	February 7, 2011 (b)
S&P	C	B+	Stable	May 4, 2011 (c)
DBRS	R-4	BB-Low	Positive	February 4, 2011 (d)

(a)	Fitch upgraded our senior debt rating to BB from B, affirmed the commercial paper rating of B, and changed the outlook to Stable on February 2, 2011.
(b)	Moody’s upgraded our senior debt rating to B1 from B3, affirmed the commercial paper rating of Not-Prime, and affirmed the outlook of Stable on February 7, 2011.
(c)	Standard & Poor’s upgraded our senior debt rating to B+ from B, affirmed the commercial paper rating of C, and affirmed the outlook of Stable on May 4, 2011.
(d)	DBRS affirmed our senior debt rating of BB-Low, affirmed the commercial paper rating of R-4, and changed the outlook to Positive on February 4, 2011.

Off-balance Sheet Arrangements

Refer to Note 10 to the Condensed Consolidated Financial Statements.

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

Originations — We believe our exposure to representation and warranty claims is most significant for loans sold between 2004 through 2008, specifically the 2006 and 2007 vintages that were originated and sold prior to enhanced underwriting standards and risk-mitigation actions implemented in 2008 and forward including product offerings, which are more conservative. Since 2009, we have focused primarily on prime conforming and government-insured residential mortgages in the United States and high-quality government-insured residential mortgages in Canada. In addition, we ceased offering interest-only jumbo mortgages in 2010. Our representation and warranty risk-mitigation strategies include, but are not limited to, pursuing settlements with investors where economically beneficial in order to resolve a pipeline of demands in lieu of loan-by-loan assessments that could result in us repurchasing loans, aggressively contesting claims we do not consider valid (rescinding claims), or actively seeking recourse against correspondent lenders from whom we purchased loans.

The following table summarizes domestic loans sold with contractual representation and warranty obligations by counterparty (original unpaid principal balance).

	Three months ended March 31,	Year ended December 31,
($ in billions)	2011	2010	2009	2008	2007	2006	2005
GSEs
Fannie Mae and Freddie Mac	$12.8	$51.0	$29.9	$37.2	$47.1	$46.1	$47.9
Ginnie Mae	2.2	16.2	24.9	12.5	3.2	3.6	4.2
Nonagency
Insured (monolines)	—	—	—	—	6.5	10.7	10.4
Uninsured	—	0.3	—	—	29.1	63.6	53.5
Other	—	1.6	0.1	2.2	8.2	23.9	17.4

Total sales	$15.0	$69.1	$54.9	$51.9	$94.1	$147.9	$133.4

Repurchase Process — As soon as practical, after receiving a claim under representation and warranty obligations, we evaluate the request and take appropriate action. Historically, repurchase demands were related to loans that became delinquent within the first few years following origination and varied by investor. As a result of market developments over the past several years, repurchase demand behavior has changed significantly. GSEs are more likely to submit claims for loans at any point in their life cycle based on their internal audit findings. Direct and whole-loan investors are more likely to submit claims for loans that become delinquent at any time while a loan is outstanding or when a loan incurs a loss. Actual incurred losses more significantly drive monoline investor behavior, which can significantly extend the period over which claims are likely to be presented. This occurs because insurance claims paid by the monolines are not required until over-collateralization is depleted, and the monolines are not incented to request loan repurchases until they have paid the insurance claims. Representation and warranty claims are generally reviewed on a loan-by-loan basis to validate if there has been a breach requiring a potential repurchase or indemnification payment. We actively contest claims to the extent we do not consider them valid. We are not required to either repurchase the loan or provide an indemnification payment where claims are not valid.

During the three months ended March 31, 2011, we experienced a decrease in new claims compared to 2010, in part due to settlements with key counterparties. In addition, the level of unresolved repurchase demands also decreased throughout 2010 as a result of our focus on reaching economically beneficial settlements versus loan-by-loan assessments. The following table presents new claims by vintage (original unpaid principal balance).

Three months ended March, 31 ($ in millions)	2011	2010
2004 and prior period	$7	$13
2005	7	17
2006	15	86
2007	24	159
2008	25	108
Post 2008	53	9
Unspecified	2	—

Total claims	$133	$392

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

Refer to Note 24 to the Condensed Consolidated Financial Statements for additional information related to representation and warranties.

The following table summarizes the unpaid principal balance and accrued interest on mortgage loans repurchased under representation and warranty obligations.

Three months ended March 31, ($ in millions)	2011	2010
GSEs	$43	$147
Monolines	—	1
Other	5	28

Total loan repurchases	$48	$176

The following table summarizes indemnification payments associated with representation and warranty obligations.

Three months ended March 31, ($ in millions)	2011	2010
GSEs	$15	$73
Monolines	2	1
Other	—	4

Total indemnification payments	$17	$78

The following table presents the total loans related to unresolved repurchases.

	March 31, 2011		December 31, 2010
($ in millions)	Number of loans	Dollar amount of loans	Number of loans	Dollar amount of loans
GSEs (a)	431	$98	833	$170
Monolines	8,246	667	8,206	661
Other	517	73	392	88

Total unpaid principal balance	9,194	$838	9,431	$919

(a)	Includes claims that we have requested to be rescinded but which have not yet been confirmed by the counterparty. This amount is gross of any loans that would be removed due to the Fannie Mae settlement. During the three months ended March 31, 2011, management determined that $48 million of outstanding claims at December 31, 2010, were covered under the settlement agreement.

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

At the time a loan is sold, an estimate of the fair value of the liability is recorded and classified in accrued expenses and other liabilities on our Condensed Consolidated Balance Sheet and recorded as a component of gain (loss) on mortgage and automotive loans, net, in our Condensed Consolidated Statement of Income. We recognize changes in the reserve when additional relevant information becomes available. Changes in the liability are recorded as other operating expenses in our Condensed Consolidated Statement of Income. The repurchase reserve at March 31, 2011, primarily represents non-GSE exposure.

Government-sponsored Enterprises — Between 2004 and 2008, we sold $250.8 billion of loans. Each GSE has specific guidelines and criteria for sellers and servicers of loans underlying their securities. In addition, the risk of credit loss of the loan sold was generally transferred to investors upon sale of the securities into the secondary market. Conventional conforming loans were sold to either Freddie Mac or Fannie Mae, and government-insured loans were securitized with Ginnie Mae. For the three months ended March 31, 2011, we have received $102 million in repurchase claims of which $49 million are associated with the 2004 through 2008 vintages of loans sold to the GSEs. Overall, we resolved $174 million claims, including $133 million in settlements, repurchases, or indemnification payments and $41 million related to rescinded claims. Our representation and warranty obligation liability with respect to the GSEs takes into account the existing unresolved claims and our best estimate of future claims we might receive. We consider our experiences with each GSE in evaluating our liability. During 2010, we reached agreements with Freddie Mac and Fannie Mae that resolve material repurchase obligations with each counterparty.

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

The following table summarizes the changes in our unpaid principal balance related to unresolved repurchase demands on our GSE exposure.

($ in millions)	2011	2010
Balance at January 1,	$170	$296
New claims	102	324
Realized losses (a)	(133)	(326)
Rescinded claims	(41)	(64)

Balance at March 31,	$98	$230

(a)	Losses include settlements, repurchases, and indemnification payments.

Whole-loan Sales — In addition to the settlements with the GSEs noted earlier, we have settled with several whole-loan investors concerning alleged breaches of underwriting standards. For the three months ended March 31, 2011, we have received $16 million in repurchase claims of which $14 million are associated with the 2004 through 2008 vintages of loans sold to whole-loan investors. We resolved $31 million of claims, including $7 million in either settlements, repurchases, or indemnification payments and $24 million related to rescinded claims.

The following table summarizes the changes in our unpaid principal balance related to unresolved repurchase demands on our whole-loan exposure.

($ in millions)	2011	2010
Balance at January 1,	$88	$70
New claims	16	13
Realized losses (a)	(7)	(11)
Rescinded claims	(24)	(33)

Balance at March 31,	$73	$39

(a)	Losses include settlements, repurchases, and indemnification payments.

Monoline Insurers — Historically, our Mortgage operations have securitized whole loans where the monolines have insured all or some of the related bonds and have guaranteed the timely repayment of bond principal and interest when an issuer defaults. Overall, the representation and warranty obligations to monoline insurers are not as stringent as those to the GSEs and impose a higher burden of proof on the insurer. Typically, any alleged breach requires the insurer to have both the ability to assert a claim as well as evidence that a defect has had a material adverse effect on the interest of the security holders or the insurer. For the period 2004 through 2008, we sold $42.7 billion of loans into these monoline-wrapped securitizations. For the three months ended March 31, 2011, we have received $14 million in repurchase claims from the monolines associated with the 2004 through 2008 securitizations. We have resolved $8 million of the total unresolved repurchase demands through indemnification payments.

Unlike the repurchase protocols and experience established with the GSEs, experience with monolines has not been as predictable. A significant portion of the outstanding unresolved monoline repurchase claims are with one insurer, with whom we are currently in litigation.

The following table summarizes the changes in our unpaid principal balance related to unresolved repurchase demands on our monoline exposure.

($ in millions)	2011	2010
Balance at January 1,	$661	$553
New claims	14	55
Realized losses (a)	(8)	(11)
Rescinded claims	—	(2)

Balance at March 31,	$667	$595

(a)	Losses include settlements, repurchases, and indemnification payments.

Private-label Securitization —Historically, our Mortgage operations were very active in the securitization market selling whole loans into special-purpose entities and selling these private-label mortgage-backed securities to investors.

The following table summarizes the unpaid principal balance (UPB) of our domestic private-label securitization activity by product type and current UPB for securitizations completed during 2004 through 2007. We have issued private-label mortgage-backed securities infrequently since 2007.

($ in billions)	Original UPB (a)	Current UPB at March 31, 2011	UPB at December 31, 2010
Prime Jumbo (RFMSI)	$21.7	$9.6	$10.0
Alt-A (RALI)	66.7	29.5	30.7
Scratch and dent and other (RAMP)	51.8	14.5	13.8
Subprime (RASC)	36.8	8.9	9.0
Second-lien (RFMSII)	0.9	0.3	0.3
GMACM I	4.1	—	1.2

Total	$182.0	$62.8	$65.0

(a)	Excludes $42.7 billion of monoline wrapped transactions of which the majority were from the RAMP or RFMSII platforms.

In general, representations and warranties provided as part of our securitization activities are less rigorous than those provided to the GSEs and generally impose higher burdens on investors seeking repurchase. In order to successfully assert a claim, an investor must prove a breach of the representations and warranties that materially and adversely affects the interest of all investors. Securitization documents typically provide the investors with a right to request that the trustee investigate and initiate a repurchase claim. However, a class of investors generally are required to coordinate with other investors in that class comprising not less than 25% of the voting rights in securities for that class issued by the trust to pursue claims for breach of representations and warranties. In addition, our private-label securitizations generally require that the servicer or trustee give notice to the other parties whenever it becomes aware of facts or circumstances that reveal a breach of representation that materially and adversely affects the interest of the certificate holders. If, for example, we as servicer became aware of such facts and circumstances, we would typically be required to initiate a repurchase at that time. The GSEs were among the purchasers of securities in our private-label securitizations. As such, they are covered by the same representations and warranties as other investors.

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

Our most critical accounting estimates are as follows.

•	Fair value measurements

•	Allowance for loan losses

•	Valuation of automobile lease assets, residuals, and allowance for lease losses

•	Valuation of mortgage servicing rights

•	Goodwill

•	Determination of reserves for insurance losses and loss adjustment expenses

•	Loan repurchase and obligations related to loan sales

•	Determination of provision for income taxes

There have been no significant changes in the methodologies and processes used in developing these estimates from what was described in our 2010 Annual Report on Form 10-K.

Fair Value of Financial Instruments

We use fair value measurements to record fair value adjustments to certain instruments and to determine fair value disclosures. Refer to Note 21 to the Condensed Consolidated Financial Statements for description of valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models, and significant assumptions utilized. We follow the fair value hierarchy set forth in Note 21 to the Condensed Consolidated Financial Statements in order to prioritize the inputs utilized to measure fair value. We review and modify, as necessary, our fair value hierarchy classifications on a quarterly basis. As such, there may be reclassifications between hierarchy levels.

The following table summarizes assets and liabilities measured at fair value and the amounts measured using Level 3 inputs. The table includes recurring and nonrecurring measurements.

($ in millions)	March 31, 2011	December 31, 2010
Assets at fair value	$28,776	$33,001
As a percentage of total assets	17%	19%

Liabilities at fair value	$4,297	$4,832
As a percentage of total liabilities	3%	3%

Assets at fair value using Level 3 inputs	$6,842	$6,969
As a percentage of assets at fair value	24%	21%

Liabilities at fair value using Level 3 inputs	$1,006	$1,090
As a percentage of liabilities at fair value	23%	23%

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

Statistical Table

The accompanying supplemental information should be read in conjunction with the more detailed information, including our Condensed Consolidated Financial Statements and the notes thereto, which appears elsewhere in this Quarterly Report.

Net Interest Margin Tables

The following table presents an analysis of net interest margin excluding discontinued operations for the periods shown.

	2011			2010			Increase (decrease) due to (a)
Three months ended March 31, ($ in millions)	Average balance (b)	Interest income/ interest expense	Yield/ rate	Average balance (b)	Interest income/ interest expense	Yield/ rate	Volume	Yield/ rate	Total
Assets
Interest-bearing cash and cash equivalents	$13,041	$12	0.37%	$13,462	$14	0.42%	$—	$(2)	$(2)
Trading securities	318	3	3.83	303	1	1.34	—	2	2
Investment securities (c)	14,591	99	2.75	11,590	96	3.36	22	(19)	3
Loans held-for-sale, net	8,877	108	4.93	16,861	215	5.17	(98)	(9)	(107)
Finance receivables and loans, net (d)	104,385	1,623	6.31	85,259	1,618	7.70	327	(322)	5
Investment in operating leases, net (e)	8,947	395	17.90	14,883	507	13.82	(237)	125	(112)

Total interest-earning assets	150,159	2,240	6.05	142,358	2,451	6.98	14	(225)	(211)
Noninterest-bearing cash and cash equivalents	1,032			1,359
Other assets	24,898			36,882
Allowance for loan losses	(1,864)			(2,560)

Total assets	$174,225			$178,039

Liabilities
Interest-bearing deposit liabilities	$38,156	$172	1.83%	$30,452	$158	2.10%	$37	$(23)	$14
Short-term borrowings	7,107	126	7.19	7,741	111	5.82	(10)	25	15
Long-term debt (f) (g) (h)	87,060	1,410	6.57	89,861	1,433	6.47	(45)	22	(23)

Total interest-bearing liabilities (g) (i)	132,323	1,708	5.23	128,054	1,702	5.39	(18)	24	6
Noninterest-bearing deposit liabilities	2,017			1,769

Total funding sources (g) (j)	134,340	1,708	5.16	129,823	1,702	5.32
Other liabilities	19,473			27,540

Total liabilities	153,813			157,363
Total equity	20,412			20,676

Total liabilities and equity	$174,225			$178,039

Net financing revenue		$532			$749		$32	$(249)	$(217)
Net interest spread (k)			0.82%			1.59%
Net interest spread excluding original issue discount (k)			1.83			2.67
Net interest spread excluding original issue discount and including noninterest bearing deposit liabilities (k)			1.89			2.73
Net yield on interest-earning assets (l)			1.44			2.13
Net yield on interest-earning assets excluding original issue discount (l)			2.24			2.98

(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)	Average balances are calculated using a combination of monthly and daily average methodologies.
(c)	Excludes income on equity investments of $5 million and $3 million at March 31, 2011 and 2010, respectively. Yields on available-for-sale debt securities are based on fair value as opposed to historical cost.
(d)	Nonperforming finance receivables and loans are included in the average balances. For information on our accounting policies regarding nonperforming status refer to Note 1 to the Consolidated Financial Statements in our 2010 Annual Report on Form 10-K.
(e)	Includes gains on sale of $118 million and $184 million during the three months ended March 31, 2011 and 2010, respectively. Excluding these gains on sale, the annualized yield would be 12.56% and 8.80% at March 31, 2011 and 2010, respectively.
(f)	Includes the effects of derivative financial instruments designated as hedges.
(g)	Average balance includes $3,000 million and $4,247 million related to original issue discount at March 31, 2011 and 2010, respectively. Interest expense includes original issue discount amortization of $299 million and $296 million during the three months ended March 31, 2011 and 2010, respectively.
(h)	Excluding original issue discount the rate on long-term debt was 5.00% and 4.90% at March 31, 2011 and 2010, respectively.
(i)	Excluding original issue discount the rate on total interest-bearing liabilities was 4.22% and 4.31% at March 31, 2011 and 2010, respectively.
(j)	Excluding original issue discount the rate on total funding sources was 4.16% and 4.25% at March 31, 2011 and 2010, respectively.
(k)	Net interest spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.
(l)	Net yield on interest-earning assets represents net financing revenue as a percentage of total interest-earning assets.

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

While these statements represent our current judgment on what the future may hold and we believe these judgments are reasonable, these statements are not guarantees of any events or financial results, and Ally’s actual results may differ materially due to numerous important factors that are described in the most recent reports on Forms 10-K and 10-Q for Ally, each of which may be revised or supplemented in subsequent reports on Forms 10-Q and 8-K. Such factors include, among others, the following: maintaining the mutually beneficial relationship between Ally and General Motors (GM), and Ally and Chrysler; the profitability and financial condition of GM and Chrysler; securing low cost funding for us and Residential Capital, LLC (ResCap); our ability to realize the anticipated benefits associated with being a bank holding company, and the increased regulation and restrictions that we are now subject to; any impact resulting from delayed foreclosure sales or related matters; the potential for legal liability resulting from claims related to the sale of private-label mortgage-backed securities; risks related to potential repurchase obligations due to alleged breaches of representations and warranties in mortgage securitization transactions; changes in U.S. government-sponsored mortgage programs or disruptions in the markets in which our mortgage subsidiaries operate; continued challenges in the residential mortgage markets; the continuing negative impact on ResCap and our mortgage business generally due to the recent decline in the U.S. housing market; uncertainty of our ability to enter into transactions or execute strategic alternatives to realize the value of our ResCap operations; the potential for deterioration in the residual value of off-lease vehicles; disruptions in the market in which we fund our operations, with resulting negative impact on our liquidity; changes in our accounting assumptions that may require or that result from changes in the accounting rules or their application, which could result in an impact on earnings; changes in the credit ratings of Ally, ResCap, Chrysler, or GM; changes in economic conditions, currency exchange rates or political stability in the markets in which we operate; and changes in the existing or the adoption of new laws, regulations, policies or other activities of governments, agencies, and similar organizations (including as a result of the Dodd-Frank Act).

Use of the term “loans” describes products associated with direct and indirect lending activities of Ally’s global operations. The specific products include retail installment sales contracts, loans, lines of credit, leases or other financing products. The term “originate” refers to Ally’s purchase, acquisition, or direct origination of various “loan” products.

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

As of the end of the period covered by this report, our CEO and CFO evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective.

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

Mortgage-backed Securities Litigation

There are twelve cases relating to various private-label mortgage-backed securities (MBS) offerings that are currently pending. Plaintiffs in these cases include Cambridge Place Investment Management Inc. (two cases pending in Suffolk County Superior Court, Massachusetts, filed on July 9, 2010, and February 11, 2011, respectively); The Charles Schwab Corporation (case pending in San Francisco County Superior Court, California, filed on August 2, 2010); Federal Home Loan Bank of Boston (case pending in Suffolk County Superior Court, Massachusetts, filed on April 20, 2011); Federal Home Loan Bank of Chicago (case pending in Cook County Circuit Court, Illinois, filed on October 15, 2010); Federal Home Loan Bank of Indianapolis (case filed in Marion County Superior Court, Indiana, on October 15, 2010, and removed to the Southern District of Indiana); Massachusetts Mutual Life Ins. Co. (case pending in federal court in the District of Massachusetts, filed on February 9, 2011); Allstate Insurance Co., et al. (case pending in Hennepin County District Court, Minnesota, filed on February 18, 2011); New Jersey Carpenters Health Fund, et al. (a putative class action, filed on September 22, 2008, in which certification has been denied, pending in federal court in the Southern District of New York); West Virginia Investment Management Board (case pending in Kanawha County Circuit Court, West Virginia, filed on March 4, 2010); Thrivent Financial for Lutherans, et al. (case pending in Hennepin County District Court, Minnesota, filed on March 28, 2011); and Union Central Life Insurance, et al. (case pending in federal court in the Southern District of New York, filed on April 28, 2011). Each of the above cases include as defendants certain of our mortgage subsidiaries, and the New Jersey Carpenters, Massachusetts Mutual, and Union Central cases also include as defendants certain current and former employees. The plaintiffs in all cases have alleged that the various defendant subsidiaries made misstatements and omissions in registration statements, prospectuses, prospectus supplements, and other documents related to MBS offerings. The alleged misstatements and omissions typically concern underwriting standards. Plaintiffs claim that such misstatements and omissions constitute violations of state and/or federal securities law and common law including negligent misrepresentation and fraud. Plaintiffs seek monetary damages and rescission.

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

Item 1A. Risk Factors

Other than with respect to the risk factors provided below, there have been no material changes to the Risk Factors described in our 2010 Annual Report on Form 10-K.

Risks Related to Regulation

Our business and financial condition could be adversely affected as a result of issues relating to mortgage foreclosures, home sales, and evictions in certain states and our entry into a related consent order.

Representatives of federal and state governments, including the United States Department of Justice, the FRB, the FDIC, the SEC and law enforcement authorities in all 50 states, have announced investigations into the procedures followed by mortgage servicing companies and banks, including subsidiaries of Ally, in connection with mortgage foreclosure home sales and evictions. As a result of an examination conducted by the FRB and FDIC, on April 13, 2011, each of Ally, Ally Bank, Residential Capital, LLC and GMAC Mortgage, LLC (collectively, the Ally Entities) entered into a Consent Order (the Order) with the FRB and the FDIC. The Order requires, among other things, the Ally Entities to retain independent consultants to conduct a risk assessment related to mortgage servicing activities and to conduct a review of certain past residential mortgage foreclosure actions. We do not expect the costs associated with our required near-term response to the Order to be material. The Order further requires the Ally Entities to make improvements in various areas related to aspects of Ally’s mortgage servicing business, including board oversight, compliance programs, internal audit, communications with borrowers, outsourcing activities, management information systems, and employee training. The estimated increased costs associated with future servicing and foreclosure costs as a result of the Order have been considered as part of the fair value adjustment of our existing mortgage servicing rights for the three months ended March 31, 2011.

We continue to cooperate with the ongoing investigations of various regulators. Any additional results of these investigations are uncertain, but we expect that Ally or its subsidiaries will become subject to additional penalties, sanctions, or other adverse actions, including monetary fines, that could have a material adverse impact on us.

On September 17, 2010, GMAC Mortgage, LLC (GMACM), our indirect wholly owned subsidiary, temporarily suspended mortgage foreclosure home sales and evictions and postponed hearings on motions for judgment in certain states. This decision was made after an operational matter was detected in the execution of certain affidavits used in connection with judicial foreclosures in some but not all states. The issue relates to whether persons signing the affidavits had appropriately verified the information in them and whether they were signed in the immediate physical presence of a notary. In response to this and to enhance existing procedures, GMACM implemented supplemental procedures that are used in all new foreclosure cases to seek to ensure that affidavits are prepared in compliance with applicable law. GMACM is also conducting an additional review of all foreclosure files in all states prior to proceeding with foreclosure sales.

Our review related to this matter is ongoing, and we cannot estimate the ultimate impact of deficiencies that have been identified, or any that may be identified in the future, related to our historical foreclosure procedures. There are potential risks related to these matters that extend beyond potential liability on individual foreclosure actions. Specific risks could include, for example, claims and litigation related to foreclosure file remediation and resubmission; claims from investors that hold securities that become adversely impacted by continued delays in the foreclosure process; actions by courts, state attorneys general, or regulators to delay further the foreclosure process after submission of corrected affidavits; regulatory fines, sanctions, and other costs; and reputational risks. If the magnitude of any negative impact related to the foregoing proves to be material, it could have an adverse affect on our business, results of operations, and financial position.

Our business may be adversely affected upon our implementation of the revised capital requirements under the Basel III capital rules.

The Bank for International Settlements’ Basel Committee on Banking Supervision recently adopted new capital, leverage, and liquidity guidelines under the Basel Accord (Basel III), which when implemented in the United States, may have the effect of raising capital requirements beyond those required by current law and the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd Frank Act). Basel III increases (i) the minimum Tier 1 common equity ratio from 2.0% to 4.5%, net of regulatory deductions, and introduces a capital conservation buffer of an additional 2.5% of common equity to risk-weighted assets, raising the target minimum common equity ratio to 7.0% and (ii) the minimum Tier 1 capital ratio to 8.5% inclusive of the capital conservation buffer, increases the minimum total capital ratio to 10.5% inclusive of the capital buffer, and introduces a countercyclical capital buffer of up to 2.5% of common equity or other fully loss absorbing capital for periods of excess credit growth. Basel III also introduces a nonrisk adjusted Tier 1 leverage ratio of 3% based on a measure of the total exposure rather than total assets and new liquidity standards. The Basel III capital, leverage, and liquidity standards will be phased in over a multiyear period. The Basel III rules, when implemented, will also impose a 15% cap on the amount of Tier 1 capital that can be met, in the aggregate, through significant investments in the common shares of unconsolidated financial subsidiaries, mortgage servicing rights (MSRs) and deferred tax assets through timing differences, as well as a 10% cap on the amount of each of the three individual items that may be included in Tier 1 capital. In addition, under Basel III rules, after a 10-year phase-out period beginning on January 1, 2013, trust preferred and other “hybrid” securities will no longer qualify as Tier 1 capital. However, under the Dodd-Frank Act, subject to certain exceptions, trust preferred and other “hybrid” securities are phased out from Tier 1 capital in a three-year period starting January 1, 2013. At March 31, 2011, Ally had $3.4 billion of MSRs and $2.5 billion of trust preferred securities, which were included as Tier 1 capital. Ally currently has no other “hybrid” securities outstanding. The Basel III rules, when implemented, will impose limits on Ally’s ability to meet its regulatory capital requirements through the use of MSRs, trust preferred securities, or other “hybrid” securities, if applicable.

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

Risks Related to Our Business

The worldwide financial services industry is highly competitive. If we are unable to compete successfully or if there is increased competition in the automotive financing, mortgage, and/or insurance markets or generally in the markets for securitizations or asset sales, our business could be negatively affected.

The markets for automotive and mortgage financing, banking, and insurance are highly competitive. The market for automotive financing has recently grown increasingly more competitive as more consumers are financing their vehicle purchases and as more competitors continue to enter this market as a result of how well automotive finance assets generally performed relative to other asset classes during the recent economic downturn. Our mortgage business and Ally Bank face significant competition from commercial banks, savings institutions, mortgage companies, and other financial institutions. Our insurance business faces significant competition from insurance carriers, reinsurers, third-party administrators, brokers, and other insurance-related companies. Many of our competitors have substantial positions nationally or in the markets in which they operate. Some of our competitors have lower cost structures, substantially lower costs of capital, and are much less reliant on securitization activities, unsecured debt, and other public markets. We face significant competition in most areas including product offerings, rates, pricing and fees, and customer service. If we are unable to compete effectively in the markets in which we operate, our profitability and financial condition could be negatively affected.

The markets for asset and mortgage securitizations and whole-loan sales are competitive, and other issuers and originators could increase the amount of their issuances and sales. In addition, lenders and other investors within those markets often establish limits on their credit exposure to particular issuers, originators, and asset classes, or they may require higher returns to increase the amount of their exposure. Increased issuance by other participants in the market or decisions by investors to limit their credit exposure to (or to require a higher yield for) us or to automotive or mortgage securitizations or whole-loans could negatively affect our ability and that of our subsidiaries to price our securitizations and whole loan sales at attractive rates. The result would be lower proceeds from these activities and lower profits for our subsidiaries and us.

We have extensive financing and hedging arrangements with ResCap, which could be at risk of nonpayment if ResCap were to file for bankruptcy.

We have secured financing arrangements and secured hedging agreements in place with ResCap. At March 31, 2011, we had $1.9 billion in secured financing arrangements with ResCap, of which $1.3 billion in loans was utilized. At March 31, 2011, there was no net exposure under the hedging arrangements because the arrangements were fully collateralized. Amounts outstanding under the secured financing and hedging arrangements fluctuate. If ResCap were to file for bankruptcy, ResCap’s repayments of its financing facilities, including those with us, will be subject to bankruptcy proceedings and regulations, or ResCap may be unable to repay its financing facilities. In addition, we could be an unsecured creditor of ResCap to the extent that the proceeds from the sale of our collateral are insufficient to repay

ResCap’s obligations to us. In addition, it is possible that other ResCap creditors would seek to recharacterize our loans to ResCap as equity contributions or to seek equitable subordination of our claims so that the claims of other creditors would have priority over our claims. We may also find it advantageous to provide debtor-in-possession financing to ResCap in a bankruptcy proceeding in order to preserve the value of the collateral ResCap has pledged to us. In addition, should ResCap file for bankruptcy, our investment related to ResCap’s equity position would likely be reduced to zero, and creditors of ResCap may attempt to assert claims directly against us for payment of their obligations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed on the accompanying Index of Exhibits are filed as a part of this report. This Index is incorporated herein by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 6th day of May 2011.

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