Form 10-Q
period 2011-06-30
Ally Financial Inc.
filed 2011-08-09
CIK 40729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011, or

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

Yes ☐                    No ☑

At August 9, 2011, the number of shares outstanding of the Registrant’s common stock was 1,330,970 shares.

ALLY FINANCIAL INC.

Item 1. Financial Statements

ALLY FINANCIAL INC.

CONDENSED CONSOLIDATED STATEMENT OF INCOME (unaudited)

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2011	2010	2011	2010
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$1,676	$1,617	$3,299	$3,235
Interest on loans held-for-sale	98	156	206	371
Interest on trading securities	3	6	6	7
Interest and dividends on available-for-sale investment securities	108	90	212	189
Interest-bearing cash	15	18	27	32
Operating leases	620	1,011	1,300	2,174

Total financing revenue and other interest income	2,520	2,898	5,050	6,008
Interest expense
Interest on deposits	175	155	347	313
Interest on short-term borrowings	108	99	234	210
Interest on long-term debt	1,334	1,409	2,744	2,842

Total interest expense	1,617	1,663	3,325	3,365
Depreciation expense on operating lease assets	192	526	477	1,182

Net financing revenue	711	709	1,248	1,461
Other revenue
Servicing fees	353	384	724	769
Servicing asset valuation and hedge activities, net	(105)	(21)	(192)	(154)

Total servicing income, net	248	363	532	615
Insurance premiums and service revenue earned	433	477	866	945
Gain on mortgage and automotive loans, net	115	266	207	537
Loss on extinguishment of debt	(25)	(3)	(64)	(121)
Other gain on investments, net	92	112	176	255
Other income, net of losses	253	173	469	255

Total other revenue	1,116	1,388	2,186	2,486
Total net revenue	1,827	2,097	3,434	3,947
Provision for loan losses	51	218	164	362
Noninterest expense
Compensation and benefits expense	424	388	858	814
Insurance losses and loss adjustment expenses	244	224	430	435
Other operating expenses	916	832	1,688	1,714

Total noninterest expense	1,584	1,444	2,976	2,963
Income from continuing operations before income tax expense	192	435	294	622
Income tax expense from continuing operations	82	33	14	69

Net income from continuing operations	110	402	280	553

Income (loss) from discontinued operations, net of tax	3	163	(21)	174

Net income	$113	$565	$259	$727

Statement continues on the next page.

The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ALLY FINANCIAL INC.

CONDENSED CONSOLIDATED STATEMENT OF INCOME (unaudited)

	Three months ended June 30,		Six months ended June 30,
($ in millions except per share data)	2011	2010	2011	2010
Net (loss) income attributable to common shareholders
Net income from continuing operations	$110	$402	$280	$553
Preferred stock dividends — U.S. Department of Treasury	(134)	—	(267)	(386)
Preferred stock dividends	(57)	(25)	(127)	(142)
Impact of preferred stock amendment	—	—	32	—

Net (loss) income from continuing operations attributable to common shareholders (a)	(81)	377	(82)	25

Income (loss) from discontinued operations, net of tax	3	163	(21)	174

Net (loss) income attributable to common shareholders	$(78)	$540	$(103)	$199

Basic weighted-average common shares outstanding	1,330,970	799,120	1,330,970	799,120

Diluted weighted-average common shares outstanding (a)	1,330,970	1,787,320	1,330,970	799,120

Basic earnings per common share
Net (loss) income from continuing operations	$(61)	$472	$(62)	$32
Income (loss) from discontinued operations, net of tax	2	204	(16)	217

Net (loss) income	$(59)	$676	$(78)	$249

Diluted earnings per common share (a)
Net (loss) income from continuing operations	$(61)	$211	$(62)	$32
Income (loss) from discontinued operations, net of tax	2	91	(16)	217

Net (loss) income	$(59)	$302	$(78)	$249

(a)	Due to the antidilutive effect of converting the Fixed Rate Cumulative Mandatorily Convertible Preferred Stock into common shares and the net loss attributable to common shareholders for the for the three and six months ended June 30, 2011 and the six months ended June 30, 2010, income attributable to common shareholders and basic weighted-average common shares outstanding were used to calculate basic and diluted earnings per share.

The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ALLY FINANCIAL INC.

CONDENSED CONSOLIDATED BALANCE SHEET (unaudited)

($ in millions)	June 30, 2011	December 31, 2010
Assets
Cash and cash equivalents
Noninterest-bearing	$2,039	$1,714
Interest-bearing	12,862	9,956

Total cash and cash equivalents	14,901	11,670
Trading securities	311	240
Investment securities	15,961	14,846
Loans held-for-sale, net ($2,545 and $6,424 fair value-elected)	7,168	11,411
Finance receivables and loans, net
Finance receivables and loans, net ($946 and $1,015 fair value-elected)	110,725	102,413
Allowance for loan losses	(1,739)	(1,873)

Total finance receivables and loans, net	108,986	100,540
Investment in operating leases, net	9,015	9,128
Mortgage servicing rights	3,701	3,738
Premiums receivable and other insurance assets	2,124	2,181
Other assets	16,722	18,254

Total assets	$178,889	$172,008

Liabilities
Deposit liabilities
Noninterest-bearing	$2,405	$2,131
Interest-bearing	39,857	36,917

Total deposit liabilities	42,262	39,048
Short-term borrowings	7,130	7,508
Long-term debt ($899 and $972 fair value-elected)	91,723	86,612
Interest payable	1,734	1,829
Unearned insurance premiums and service revenue	2,845	2,854
Reserves for insurance losses and loss adjustment expenses	782	862
Accrued expenses and other liabilities ($19 and $ — fair value-elected)	11,990	12,806

Total liabilities	158,466	151,519
Equity
Common stock and paid-in capital	19,668	19,668
Mandatorily convertible preferred stock held by U.S. Department of Treasury	5,685	5,685
Preferred stock	1,255	1,287
Accumulated deficit	(6,508)	(6,410)
Accumulated other comprehensive income	323	259

Total equity	20,423	20,489

Total liabilities and equity	$178,889	$172,008

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

($ in millions)	June 30, 2011	December 31, 2010
Assets
Loans held-for-sale, net	$10	$21
Finance receivables and loans, net
Finance receivables and loans, net ($946 and $1,015 fair value-elected)	40,497	33,483
Allowance for loan losses	(287)	(238)

Total finance receivables and loans, net	40,210	33,245
Investment in operating leases, net	971	1,065
Other assets	3,156	3,279

Total assets	$44,347	$37,610

Liabilities
Short-term borrowings	$924	$964
Long-term debt ($899 and $972 fair value-elected)	29,863	24,466
Interest payable	15	15
Accrued expenses and other liabilities	393	397

Total liabilities	$31,195	$25,842

The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ALLY FINANCIAL INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited)

Six Months Ended June 30, 2011 and 2010

($ in millions)	Common stock and paid-in capital	Mandatorily convertible preferred stock held by U.S. Department of Treasury	Preferred stock	Accumulated deficit	Accumulated other comprehensive income	Total equity	Comprehensive income
Balance at January 1, 2010, before cumulative effect of adjustments	$13,829	$10,893	$1,287	$(5,630)	$460	$20,839
Cumulative effect of a change in accounting principle, net of tax (a)				(57)	4	(53)

Balance at January 1, 2010, after cumulative effect of adjustments	$13,829	$10,893	$1,287	$(5,687)	$464	$20,786
Net income				727		727	$727
Preferred stock dividends paid to the U.S. Department of Treasury				(386)		(386)
Preferred stock dividends				(142)		(142)
Dividends to shareholders				(7)		(7)
Other comprehensive loss					(279)	(279)	(279)
Other (b)				74		74

Balance at June 30, 2010	$13,829	$10,893	$1,287	$(5,421)	$185	$20,773	$448

Balance at January 1, 2011	$19,668	$5,685	$1,287	$(6,410)	$259	$20,489
Net income				259		259	$259
Preferred stock dividends paid to the U.S. Department of Treasury				(267)		(267)
Preferred stock dividends				(127)		(127)
Series A preferred stock amendment (c)			(32)	32
Other comprehensive income					64	64	64
Other (b)				5		5

Balance at June 30, 2011	$19,668	$5,685	$1,255	$(6,508)	$323	$20,423	$323

(a)	Cumulative effect of change in accounting principle, net of tax, due to adoption of ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.
(b)	Represents a reduction of the estimated payment accrued for tax distributions as a result of the completion of the GMAC LLC U.S. Return of Partnership Income for the tax period January 1, 2009 through June 30, 2009.
(c)	Refer to Note 16 to the Condensed Consolidated Financial Statements for further details.

The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ALLY FINANCIAL INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

Six months ended June 30, ($ in millions)	2011	2010
Operating activities
Net income	$259	$727
Reconciliation of net income to net cash provided by operating activities
Depreciation and amortization	1,418	2,249
Other impairment	6	16
Changes in fair value of mortgage servicing rights	115	944
Provision for loan losses	163	382
Gain on sale of loans, net	(215)	(559)
Net gain on investment securities	(183)	(256)
Loss on extinguishment of debt	64	116
Originations and purchases of loans held-for-sale	(25,874)	(27,600)
Proceeds from sales and repayments of loans held-for-sale	29,166	35,564
Net change in:
Trading securities	(154)	(28)
Deferred income taxes	(66)	(198)
Interest payable	(111)	61
Other assets	(1,288)	1,322
Other liabilities	1,815	375
Other, net	(752)	(1,532)

Net cash provided by operating activities	4,363	11,583

Investing activities
Purchases of available-for-sale securities	(10,982)	(11,994)
Proceeds from sales of available-for-sale securities	8,423	9,854
Proceeds from maturities of available-for-sale securities	2,386	2,535
Net increase in finance receivables and loans	(8,669)	(8,175)
Proceeds from sales of finance receivables and loans	1,346	2,362
Purchases of operating lease assets	(3,817)	(1,491)
Disposals of operating lease assets	3,621	4,435
Proceeds from sale of business units, net (a)	47	(12)
Other, net	871	1,678

Net cash used in investing activities	(6,774)	(808)

Statement continues on the next page.

The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ALLY FINANCIAL INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

Six months ended June 30, ($ in millions)	2011	2010
Financing activities
Net change in short-term borrowings	(227)	(3,827)
Net increase in bank deposits	2,570	2,720
Proceeds from issuance of long-term debt	26,225	20,996
Repayments of long-term debt	(22,951)	(32,307)
Dividends paid	(419)	(532)
Other, net	551	773

Net cash provided by (used in) financing activities	5,749	(12,177)
Effect of exchange-rate changes on cash and cash equivalents	(78)	619

Net increase (decrease) in cash and cash equivalents	3,260	(783)
Adjustment for change in cash and cash equivalents of operations held-for-sale (a)(b)	(29)	343
Cash and cash equivalents at beginning of year	11,670	14,788

Cash and cash equivalents at June 30,	$14,901	$14,348

Supplemental disclosures
Cash paid for
Interest	$2,886	$3,209
Income taxes	471	306
Noncash items
Increase in finance receivables and loans due to a change in accounting principle (c)	—	17,990
Increase in long-term debt due to a change in accounting principle (c)	—	17,054
Transfer of mortgage servicing rights into trading securities through certification	266	—
Other disclosures
Proceeds from sales and repayments of mortgage loans held-for-investment originally designated as held-for-sale	110	249

(a)	The amounts are net of cash and cash equivalents of $88 million at June 30, 2011, and $745 million at June 30, 2010, of business units at the time of disposition.
(b)	Cash flows of discontinued operations are reflected within operating, investing, and financing activities in the Condensed Consolidated Statement of Cash Flows. The cash balance of these operations is reported as assets of operations held-for-sale on the Condensed Consolidated Balance Sheet.
(c)	Relates to the adoption of ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.

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

The Condensed Consolidated Financial Statements at June 30, 2011, and for the three months and six months ended June 30, 2011, and 2010, are unaudited but reflect all adjustments that are, in management’s opinion, necessary for the fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements (and the related notes) included in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed on February 25, 2011, with the U.S. Securities and Exchange Commission (SEC).

Residential Capital, LLC

Residential Capital, LLC (ResCap), one of our mortgage subsidiaries, was negatively impacted by the events and conditions in the mortgage banking industry and the broader economy beginning in 2007. The market deterioration led to fewer sources of, and significantly reduced levels of, liquidity available to finance ResCap’s operations. ResCap is highly leveraged relative to its cash flow and previously recognized credit and valuation losses resulting in a significant deterioration in capital. ResCap may also be negatively impacted by exposure to representation and warranty obligations, adverse outcomes with respect to current or future litigation, fines, penalties, or settlements related to our mortgage-related activities and additional expenses to address regulatory requirements. ResCap’s consolidated tangible net worth, as defined, was $772 million at June 30, 2011, and ResCap remained in compliance with all of its consolidated tangible net worth covenants. For this purpose, consolidated tangible net worth is defined as ResCap’s consolidated equity excluding intangible assets. There continues to be a risk that ResCap may not be able to meet its debt service obligations, may default on its financial debt covenants due to insufficient capital, and/or may be in a negative liquidity position in future periods.

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

Ally has extensive financing and hedging arrangements with ResCap that could be at risk of nonpayment if ResCap were to file for bankruptcy. At June 30, 2011, we had $1.9 billion in secured financing arrangements with ResCap of which $1.3 billion in loans was utilized. At June 30, 2011, there was no net exposure under the hedging arrangements because the arrangements were fully collateralized. Amounts outstanding under the secured financing and hedging arrangements fluctuate. If ResCap were to file for bankruptcy, ResCap’s repayments of its financing facilities, including those with us, could be slower. In addition, we could be an unsecured creditor of ResCap to the extent that the proceeds from the sale of our collateral are insufficient to repay ResCap’s obligations to us. It is possible that other ResCap creditors would seek to recharacterize our loans to ResCap as equity contributions or to seek equitable subordination of our claims so that the claims of other creditors would have priority over our claims. In addition, should ResCap file for bankruptcy, our $772 million investment related to ResCap’s equity position would likely be reduced to zero. If a ResCap bankruptcy were to occur and a substantial amount of our credit exposure is not repaid to us, it would have an adverse impact on our near-term net income and capital position, but we do not believe it would have a materially adverse impact on Ally’s consolidated financial position over the longer term.

Relationship and Transactions with General Motors Company

General Motors Company (GM), GM dealers, and GM-related employees compose a significant portion of our customer base, and our Global Automotive Services operations are highly dependent on GM production and sales volume. As a result, a significant adverse change in GM’s business, including significant adverse changes in GM’s liquidity position and access to the capital markets, the production or sale of GM vehicles, the quality or resale value of GM vehicles, the use of GM marketing incentives, GM’s relationships with its key suppliers, GM’s relationship with the United Auto Workers and other labor unions, and other factors impacting GM or its employees could have a significant adverse effect on our profitability and financial condition.

GM is no longer considered a related party for purposes of applicable disclosure within the Notes to Condensed Consolidated Financial Statements, as it beneficially owns less than 10% of the voting interests in Ally and does not control or have the ability to significantly influence the management and policies of Ally. In addition, the Federal Reserve has determined that GM is no longer considered an “affiliate” of Ally Bank for purposes of Sections 23A and 23B of the Federal Reserve Act, which impose limitations on transactions between banks and their affiliates.

Refer to Note 26 to the Consolidated Financial Statements in our 2010 Annual Report on Form 10-K for a summary of related party transactions with GM during 2010.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

Revenue Recognition — Revenue Arrangements with Multiple Deliverables (ASU 2009-13)

As of January 1, 2011, we adopted ASU 2009-13, which amends Accounting Standards Codification (ASC) 605, Revenue Recognition. The guidance significantly changed the accounting for revenue recognition in arrangements with multiple deliverables and eliminated the residual method, which allocated the discount of a multiple deliverable arrangement among the delivered items. The guidance requires entities to allocate the total consideration to all deliverables at inception using the relative selling price and to allocate any discount in the arrangement proportionally to each deliverable based on each deliverable’s selling price. The adoption did not have a material impact to our consolidated financial condition or results of operations.

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

Receivables — A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (ASU 2011-02)

In April 2011, the FASB issued ASU 2011-02, which amends ASC 310, Receivables. The amendments in this ASU clarify which loan modifications constitute a troubled debt restructuring. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. The ASU was effective for us on July 1, 2011, and must be applied retrospectively to modifications made subsequent to the beginning of the annual period of adoption, which for us is January 1, 2011.

If, as a result of applying these amendments, we identify receivables that are newly considered impaired, we are required to apply the measurement portion of the amendments to these newly identified impairments at the end of the reporting period

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

of adoption. Effective September 30, 2011, we will also be required to retrospectively disclose the total amount of receivables and the allowance for credit losses as of January 1, 2011, related to those receivables that are newly considered impaired for which impairment was previously measured under ASC 450-20, Contingencies — Loss Contingencies.

We do not expect the adoption to have a material impact to our consolidated financial condition or results of operations.

Fair Value Measurement — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS) (ASU 2011-04)

In May 2011, the FASB issued ASU 2011-04, which amends ASC 820, Fair Value Measurements. The amendments in this ASU clarify how to measure fair value. It is intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and IFRS. The ASU will be effective for us on January 1, 2012, and must be applied prospectively.

Early adoption is permitted. We do not expect the adoption to have a material impact to our consolidated financial condition or results of operations.

Comprehensive Income — Presentation of Comprehensive Income (ASU 2011-05)

In June 2011, the FASB issued ASU 2011-05, which amends ASC 220, Comprehensive Income. The amendments will increase the prominence of items reported in other comprehensive income and facilitate convergence between GAAP and IFRS. This ASU will require that nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The ASU will be effective for us on January 1, 2012.

Early adoption is permitted. Since the guidance relates only to disclosures, the adoption will have no impact to our consolidated financial condition or results of operations.

2.	Discontinued Operations

We classified certain operations as discontinued when operations and cash flows will be eliminated from our ongoing operations and we will not have any significant continuing involvement in their operations after the respective sale transactions. For all periods presented, all of the operating results for these operations were removed from continuing operations and are presented separately as discontinued operations, net of tax. The Notes to the Condensed Consolidated Financial Statements were adjusted to exclude discontinued operations unless otherwise noted.

Select Insurance Operations

During the second quarter of 2011, we completed the sale of our U.K. consumer property and casualty insurance business.

Select International Automotive Finance Operations

We completed the sale of our Ecuador operations during the first quarter of 2011. We expect to complete the sale of our Venezuela operations by December 31, 2011.

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

Selected financial information of discontinued operations is summarized below.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2011	2010	2011	2010
Select Insurance operations
Total net revenue	$40	$61	$96	$300
Pretax income (loss) including direct costs to transact a sale (a)	6	(6)	13	(6)
Tax (benefit)	—	(5)	—	(1)
Select International operations
Total net revenue	$5	$39	$10	$80
Pretax (loss) income including direct costs to transact a sale (a)	(3)	59	(34)	64
Tax (benefit) expense	—	(6)	—	2
Select Mortgage — Legacy and Other operations
Total net revenue	$—	$16	$—	$44
Pretax income including direct costs to transact a sale	—	89	—	102
Tax (benefit)	—	(9)	—	(8)
Select Commercial Finance operations
Total net revenue	$—	$3	$—	$11
Pretax (loss) income including direct costs to transact a sale (a)	—	(3)	—	7
Tax (benefit)	—	(4)	—	—

(a)	Includes certain income tax activity recognized by Corporate and Other.

3.	Other Income, Net of Losses

Details of other income, net of losses, were as follows.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2011	2010	2011	2010
Securitization income (loss) — other	$127	$3	$149	$(46)
Mortgage processing fees and other mortgage income	44	41	88	94
Remarketing fees	31	36	68	67
Late charges and other administrative fees	24	35	57	72
Income from equity-method investments	20	13	42	25
Full-service leasing fees	9	13	24	41
Real estate services, net	—	2	—	9
Change due to fair value option elections (a)	(22)	(56)	(39)	(129)
Fair value adjustment on derivatives (b)	(65)	(2)	(79)	(58)
Other, net	85	88	159	180

Total other income, net of losses	$253	$173	$469	$255

(a)	Refer to Note 21 for a description of fair value option elections.
(b)	Refer to Note 19 for a description of derivative instruments and hedging activities.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4.	Other Operating Expenses

Details of other operating expenses were as follows.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2011	2010	2011	2010
Mortgage representation and warranty, net	$184	$97	$210	$146
Insurance commissions	124	150	249	296
Technology and communications	116	134	236	272
Professional services	79	63	147	119
Lease and loan administration	45	35	89	66
Advertising and marketing	41	50	95	74
Vehicle remarketing and repossession	37	47	73	102
State and local non-income taxes	35	36	66	60
Regulatory and licensing fees	34	25	71	55
Premises and equipment depreciation	24	20	50	38
Occupancy	23	26	46	51
Full-service leasing vehicle maintenance costs	11	6	22	36
Restructuring	6	14	3	56
Other	157	129	331	343

Total other operating expenses	$916	$832	$1,688	$1,714

5.	Trading Securities

The composition of trading securities was as follows.

($ in millions)	June 30, 2011	December 31, 2010
U.S. Treasury	$—	$77
Mortgage-backed residential	311	69
Asset-backed	—	94

Total trading securities	$311	$240

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

6.	Investment Securities

Our portfolio of securities includes bonds, equity securities, asset- and mortgage-backed securities, notes, interests in securitization trusts, and other investments. The cost, fair value, and gross unrealized gains and losses on available-for-sale securities were as follows.

	June 30, 2011				December 31, 2010
	Cost	Gross unrealized		Fair value	Cost	Gross unrealized		Fair value
($ in millions)		gains	losses			gains	losses
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$1,155	$14	$—	$1,169	$3,307	$22	$(11)	$3,318
States and political subdivisions	1	—	—	1	3	—	(1)	2
Foreign government	1,308	19	(1)	1,326	1,231	19	(2)	1,248
Mortgage-backed residential (a)	7,869	55	(77)	7,847	5,844	60	(79)	5,825
Asset-backed	2,195	31	(5)	2,221	1,934	15	(1)	1,948
Corporate debt	1,543	18	(8)	1,553	1,537	34	(13)	1,558
Other	674	—	—	674	152	—	(1)	151

Total debt securities (b)	14,745	137	(91)	14,791	14,008	150	(108)	14,050
Equity securities	1,171	57	(58)	1,170	766	60	(30)	796

Total available-for-sale securities (c)	$15,916	$194	$(149)	$15,961	$14,774	$210	$(138)	$14,846

(a)	Residential mortgage-backed securities include agency-backed bonds totaling $6,161 million and $4,503 million at June 30, 2011, and December 31, 2010, respectively.
(b)	In connection with certain borrowings and letters of credit relating to certain assumed reinsurance contracts, $57 million and $153 million of primarily U.K. Treasury securities were pledged as collateral at June 30, 2011, and December 31, 2010, respectively.
(c)	Certain entities related to our Insurance operations are required to deposit securities with state regulatory authorities. These deposited securities totaled $15 million and $12 million at June 30, 2011, and December 31, 2010, respectively.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The maturity distribution of available-for-sale debt securities outstanding is summarized in the following tables. Prepayments may cause actual maturities to differ from scheduled maturities.

	Total		Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years (a)
($ in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
June 30, 2011
Fair value of available-for-sale debt securities (b)
U.S. Treasury and federal agencies	$1,169	0.6%	$10	4.6%	$1,152	0.6%	$7	3.2%	$—	—%
States and political subdivisions	1	8.9	—	—	—	—	—	—	1	8.9
Foreign government	1,326	3.3	106	2.6	1,017	3.4	203	3.4	—	—
Mortgage-backed residential	7,847	2.7	—	—	3	6.3	51	5.8	7,793	2.7
Asset-backed	2,221	1.2	22	0.3	1,367	0.9	360	1.3	472	2.0
Corporate debt	1,553	4.5	11	2.6	672	3.6	724	5.2	146	5.6
Other	674	1.4	674	1.4	—	—	—	—	—	—

Total available-for-sale debt securities	$14,791	2.5	$823	1.6	$4,211	1.8	$1,345	3.9	$8,412	2.7

Amortized cost of available-for-sale debt securities	$14,745		$822		$4,168		$1,336		$8,419

December 31, 2010
Fair value of available-for-sale debt securities (b)
U.S. Treasury and federal agencies	$3,318	1.4%	$124	1.2%	$3,094	1.3%	$100	3.7%	$—	—%
States and political subdivisions	2	8.7	—	—	—	—	—	—	2	8.7
Foreign government	1,248	3.1	7	2.2	1,092	3.1	149	3.5	—	—
Mortgage-backed residential	5,825	3.8	—	—	57	3.2	64	4.4	5,704	3.8
Asset-backed	1,948	2.5	—	—	1,146	2.2	500	2.4	302	4.0
Corporate debt	1,558	3.9	22	5.7	811	3.5	593	4.3	132	4.0
Other	151	1.5	151	1.5	—	—	—	—	—	—

Total available-for-sale debt securities	$14,050	3.0	$304	1.7	$6,200	2.1	$1,406	3.5	$6,140	3.8

Amortized cost of available-for-sale debt securities	$14,008		$305		$6,152		$1,388		$6,163

(a)	Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment options.
(b)	Yields on tax-exempt obligations are computed on a tax-equivalent basis.

The balances of cash equivalents were $6.9 billion and $5.3 billion at June 30, 2011, and December 31, 2010, respectively, and were composed primarily of money market accounts and short-term securities, including U.S. Treasury bills.

The following table presents gross gains and losses realized upon the sales of available-for-sale securities. During the three months and six months ended June 30, 2011, we did not recognize other-than-temporary impairment on available-for-sale securities.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2011	2010	2011	2010
Gross realized gains	$100	$126	$194	$277
Gross realized losses	(8)	(13)	(18)	(21)
Other-than-temporary impairment	—	(1)	—	(1)

Net realized gains	$92	$112	$176	$255

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents interest and dividends on available-for-sale securities.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2011	2010	2011	2010
Taxable interest	$102	$83	$201	$171
Taxable dividends	6	4	11	8
Interest and dividends exempt from U.S. federal income tax	—	3	—	10

Total interest and dividends on available-for-sale securities	$108	$90	$212	$189

The table below summarizes available-for-sale securities in an unrealized loss position in accumulated other comprehensive income. Based on the methodology described below that was applied to these securities, we believe that the unrealized losses relate to factors other than credit losses in the current market environment. As of June 30, 2011, we did not have the intent to sell the debt securities with an unrealized loss position in accumulated other comprehensive income, and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. As of June 30, 2011, we had the ability and intent to hold equity securities with an unrealized loss position in accumulated other comprehensive income. As a result, we believe that the securities with an unrealized loss position in accumulated other comprehensive income are not considered to be other-than-temporarily impaired at June 30, 2011. Refer to Note 1 to the Consolidated Financial Statements in our 2010 Annual Report on Form 10-K for additional information related to investment securities and our methodology for evaluating potential other-than-temporary impairments.

	June 30, 2011				December 31, 2010
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
($ in millions)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$64	$—	$—	$—	$702	$(11)	$—	$—
States and political subdivisions	1	—	—	—	2	(1)	—	—
Foreign government	462	(1)	—	—	323	(2)	—	—
Mortgage-backed residential	3,878	(77)	1	—	3,159	(77)	11	(2)
Asset-backed	474	(5)	—	—	238	(1)	2	—
Corporate debt	627	(8)	—	—	653	(13)	5	—
Other	61	—	—	—	80	(1)	—	—

Total temporarily impaired debt securities	5,567	(91)	1	—	5,157	(106)	18	(2)
Temporarily impaired equity securities	422	(38)	137	(20)	250	(27)	26	(3)

Total temporarily impaired available-for-sale securities	$5,989	$(129)	$138	$(20)	$5,407	$(133)	$44	$(5)

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

7.	Loans Held-for-sale, Net

The composition of loans held-for-sale, net, was as follows.

	June 30, 2011			December 31, 2010
($ in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total
Consumer mortgage
1st Mortgage	$6,188	$223	$6,411	$10,191	$364	$10,555
Home equity	757	—	757	856	—	856

Total loans held-for-sale (a)(b)	$6,945	$223	$7,168	$11,047	$364	$11,411

(a)	Fair value option-elected domestic consumer mortgages were $2.5 billion and $6.4 billion at June 30, 2011, and December 31, 2010, respectively. Refer to Note 21 for additional information.
(b)	Totals are net of unamortized premiums and discounts and deferred fees and costs. Included in the totals are net unamortized discounts of $246 million and $161 million at June 30, 2011, and December 31, 2010, respectively.

The following table summarizes held-for-sale mortgage loans reported at carrying value by higher-risk loan type.

($ in millions)	June 30, 2011	December 31, 2010
High original loan-to-value (greater than 100%) mortgage loans	$273	$331
Payment-option adjustable-rate mortgage loans	10	16
Interest-only mortgage loans	460	481
Below-market rate (teaser) mortgages	129	151

Total (a)	$872	$979

(a)	The majority of these loans are held by our Mortgage Legacy Portfolio and Other operations at June 30, 2011, and December 31, 2010.

8.	Finance Receivables and Loans, Net

The composition of finance receivables and loans, net, reported at carrying value before allowance for loan losses was as follows.

	June 30, 2011			December 31, 2010
($ in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total
Consumer automobile	$41,495	$17,240	$58,735	$34,604	$16,650	$51,254
Consumer mortgage
1st Mortgage	6,857	286	7,143	6,917	390	7,307
Home equity	3,269	—	3,269	3,441	—	3,441

Total consumer mortgage	10,126	286	10,412	10,358	390	10,748
Commercial
Commercial and industrial
Automobile	26,125	9,250	35,375	24,944	8,398	33,342
Mortgage	1,185	28	1,213	1,540	41	1,581
Other	1,432	234	1,666	1,795	312	2,107
Commercial real estate
Automobile	2,129	208	2,337	2,071	216	2,287
Mortgage	—	41	41	1	78	79

Total commercial	30,871	9,761	40,632	30,351	9,045	39,396
Loans at fair value (a)	618	328	946	663	352	1,015

Total finance receivables and loans (b)	$83,110	$27,615	$110,725	$75,976	$26,437	$102,413

(a)	Includes domestic consumer mortgages at fair value as a result of fair value option election. Refer to Note 21 for additional information.
(b)	Totals are net of unearned income, unamortized premiums and discounts, and deferred fees and costs of $3.0 billion and $2.9 billion at June 30, 2011, and December 31, 2010, respectively.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans.

Three months ended June 30, 2011 ($ in millions)	Consumer automobile	Consumer mortgage	Commercial	Total
Allowance at April 1, 2011	$916	$563	$327	$1,806
Charge-offs
Domestic	(95)	(48)	(12)	(155)
Foreign	(33)	(2)	(17)	(52)

Total charge-offs	(128)	(50)	(29)	(207)

Recoveries
Domestic	51	6	6	63
Foreign	17	—	6	23

Total recoveries	68	6	12	86

Net charge-offs	(60)	(44)	(17)	(121)
Provision for loan losses	51	39	(39)	51
Other	4	—	(1)	3

Allowance at June 30, 2011	$911	$558	$270	$1,739

Three months ended June 30, 2010 ($ in millions)	Consumer automobile	Consumer mortgage	Commercial	Total
Allowance at April 1, 2010	$1,120	$634	$726	$2,480
Charge-offs
Domestic	(151)	(77)	(91)	(319)
Foreign	(50)	—	(49)	(99)

Total charge-offs	(201)	(77)	(140)	(418)

Recoveries
Domestic	74	4	5	83
Foreign	18	1	9	28

Total recoveries	92	5	14	111

Net charge-offs	(109)	(72)	(126)	(307)
Provision for loan losses	117	97	4	218
Discontinued operations	2	1	(2)	1
Other	(10)	(1)	(4)	(15)

Allowance at June 30, 2010	$1,120	$659	$598	$2,377

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Six months ended June 30, 2011 ($ in millions)	Consumer automobile	Consumer mortgage	Commercial	Total
Allowance at January 1, 2011	$970	$580	$323	$1,873
Charge-offs
Domestic	(234)	(108)	(18)	(360)
Foreign	(75)	(2)	(48)	(125)

Total charge-offs	(309)	(110)	(66)	(485)

Recoveries
Domestic	101	9	12	122
Foreign	36	—	17	53

Total recoveries	137	9	29	175

Net charge-offs	(172)	(101)	(37)	(310)
Provision for loan losses	104	79	(19)	164
Other	9	—	3	12

Allowance at June 30, 2011	$911	$558	$270	$1,739

Allowance for loan losses
Individually evaluated for impairment	$—	$94	$57	$151
Collectively evaluated for impairment	899	464	213	1,576
Loans acquired with deteriorated credit quality	12	—	—	12
Finance receivables and loans at historical cost
Ending balance	58,735	10,412	40,632	109,779
Individually evaluated for impairment	—	549	1,070	1,619
Collectively evaluated for impairment	58,612	9,863	39,562	108,037
Loans acquired with deteriorated credit quality	123	—	—	123

Six months ended June 30, 2010 ($ in millions)	Consumer automobile	Consumer mortgage	Commercial	Total
Allowance at January 1, 2010	$1,024	$640	$781	$2,445
Cumulative effect of change in accounting principles (a)	222	—	—	222
Charge-offs
Domestic	(437)	(109)	(152)	(698)
Foreign	(109)	(2)	(53)	(164)

Total charge-offs	(546)	(111)	(205)	(862)

Recoveries
Domestic	177	8	9	194
Foreign	35	1	9	45

Total recoveries	212	9	18	239

Net charge-offs	(334)	(102)	(187)	(623)
Provision for loan losses	225	115	22	362
Discontinued operations	5	—	(3)	2
Other	(22)	6	(15)	(31)

Allowance at June 30, 2010	$1,120	$659	$598	$2,377

Allowance for loan losses
Individually evaluated for impairment	$—	$102	$277	$379
Collectively evaluated for impairment	1,090	557	321	1,968
Loans acquired with deteriorated credit quality	30	—	—	30
Finance receivables and loans at historical cost
Ending balance	41,715	11,286	37,370	90,371
Individually evaluated for impairment	—	398	1,727	2,125
Collectively evaluated for impairment	41,490	10,888	35,643	88,021
Loans acquired with deteriorated credit quality	225	—	—	225

(a)	Effect of change in accounting principle due to adoption of ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Loans are considered impaired when we determine it is probable that we will be unable to collect all amounts due according to the terms of the loan agreement.

The following table presents information about significant sales of finance receivables and loans.

($ in millions)	Three months ended June 30, 2011	Six months ended June 30, 2011
Sales
Consumer automobile	$1,318	$1,318
Consumer mortgage	28	93
Commercial	—	6

Total sales	$1,346	$1,417

The following table presents information about our impaired finance receivables and loans.

($ in millions)	Unpaid principal balance	Carrying value before allowance	Impaired with no allowance	Impaired with an allowance	Allowance for impaired loans
June 30, 2011
Consumer mortgage
1st Mortgage	$465	$459	$—	$459	$54
Home equity	90	91	—	91	40

Total consumer mortgage	555	550	—	550	94
Commercial
Commercial and industrial
Automobile	388	388	56	332	27
Mortgage	29	29	1	28	5
Other	58	55	19	36	7
Commercial real estate
Automobile	129	129	78	51	16
Mortgage	38	38	8	30	2

Total commercial	642	639	162	477	57

Total consumer and commercial	$1,197	$1,189	$162	$1,027	$151

December 31, 2010
Consumer mortgage
1st Mortgage	$410	$404	$—	$404	$59
Home equity	82	83	—	83	40

Total consumer mortgage	492	487	—	487	99
Commercial
Commercial and industrial
Automobile	340	356	33	323	23
Mortgage	44	40	—	40	14
Other	135	133	20	113	51
Commercial real estate
Automobile	206	197	108	89	29
Mortgage	71	71	28	43	10

Total commercial	796	797	189	608	127

Total consumer and commercial	$1,288	$1,284	$189	$1,095	$226

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following tables present average balance and interest income for our impaired finance receivables and loans.

	2011		2010
Three months ended June 30, ($ in millions)	Average balance	Interest income	Average balance	Interest income
Consumer mortgage
1st Mortgage	$448	$4	$307	$3
Home equity	90	1	60	1

Total consumer mortgage	538	5	367	4
Commercial
Commercial and industrial
Automobile	360	1	345	1
Mortgage	32	—	—	—
Other	99	—	877	1
Commercial real estate
Automobile	140	—	279	1
Mortgage	45	—	193	—

Total commercial	676	1	1,694	3

Total consumer and commercial	$1,214	$6	$2,061	$7

	2011		2010
Six months ended June 30, ($ in millions)	Average balance	Interest income	Average balance	Interest income
Consumer mortgage
1st Mortgage	$435	$8	$276	$5
Home equity	88	2	51	2

Total consumer mortgage	523	10	327	7
Commercial
Commercial and industrial
Automobile	353	1	391	1
Mortgage	36	5	—	—
Other	113	1	918	1
Commercial real estate
Automobile	162	—	279	1
Mortgage	55	1	229	1

Total commercial	719	8	1,817	4

Total consumer and commercial	$1,242	$18	$2,144	$11

At June 30, 2011, and December 31, 2010, commercial commitments to lend additional funds to debtors owing receivables whose terms had been modified in a troubled debt restructuring were $11 million and $15 million, respectively.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents an analysis of our past due finance receivables and loans.

($ in millions)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total finance receivables and loans
June 30, 2011
Consumer automobile	$727	$159	$169	$1,055	$57,680	$58,735
Consumer mortgage
1st Mortgage	100	46	184	330	6,813	7,143
Home equity	22	9	11	42	3,227	3,269

Total consumer mortgage	122	55	195	372	10,040	10,412
Commercial
Commercial and industrial
Automobile	14	15	126	155	35,220	35,375
Mortgage	—	—	1	1	1,212	1,213
Other	—	—	1	1	1,665	1,666
Commercial real estate
Automobile	—	3	50	53	2,284	2,337
Mortgage	—	—	38	38	3	41

Total commercial	14	18	216	248	40,384	40,632

Total consumer and commercial	$863	$232	$580	$1,675	$108,104	$109,779

December 31, 2010
Consumer automobile	$828	$175	$197	$1,200	$50,054	$51,254
Consumer mortgage
1st Mortgage	115	67	205	387	6,920	7,307
Home equity	20	12	13	45	3,396	3,441

Total consumer mortgage	135	79	218	432	10,316	10,748
Commercial
Commercial and industrial
Automobile	21	19	85	125	33,217	33,342
Mortgage	—	36	4	40	1,541	1,581
Other	—	—	20	20	2,087	2,107
Commercial real estate
Automobile	—	4	78	82	2,205	2,287
Mortgage	—	—	71	71	8	79

Total commercial	21	59	258	338	39,058	39,396

Total consumer and commercial	$984	$313	$673	$1,970	$99,428	$101,398

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the carrying amount of our finance receivables and loans on nonaccrual status.

($ in millions)	June 30, 2011	December 31, 2010
Consumer automobile	$184	$207
Consumer mortgage
1st Mortgage	344	500
Home equity	54	61

Total consumer mortgage	398	561
Commercial
Commercial and industrial
Automobile	360	296
Mortgage	29	40
Other	55	134
Commercial real estate
Automobile	127	199
Mortgage	38	71

Total commercial	609	740

Total consumer and commercial	$1,191	$1,508

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

	June 30, 2011			December 31, 2010
($ in millions)	Performing	Nonperforming	Total	Performing	Nonperforming	Total
Consumer automobile	$58,551	$184	$58,735	$51,047	$207	$51,254

Consumer mortgage
1st Mortgage	6,799	344	7,143	6,807	500	7,307
Home equity	3,215	54	3,269	3,380	61	3,441

Total consumer mortgage	$10,014	$398	$10,412	$10,187	$561	$10,748

The following table presents pass and criticized credit quality indicators based on regulatory definitions for our commercial finance receivables and loans.

	June 30, 2011			December 31, 2010
($ in millions)	Pass	Criticized (a)	Total	Pass	Criticized (a)	Total
Commercial
Commercial and industrial
Automobile	$32,790	$2,585	$35,375	$31,254	$2,088	$33,342
Mortgage	1,134	79	1,213	1,504	77	1,581
Other	1,025	641	1,666	1,041	1,066	2,107
Commercial real estate
Automobile	2,123	214	2,337	2,013	274	2,287
Mortgage	1	40	41	—	79	79

Total commercial	$37,073	$3,559	$40,632	$35,812	$3,584	$39,396

(a)	Includes loans classified as special mention, substandard, or doubtful. These classifications are based on regulatory definitions and generally represent loans within our portfolio that have a higher default risk or have already defaulted.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table summarizes held-for-investment mortgage finance receivables and loans recorded at historical cost and reported at carrying value before allowance for loan losses by higher-risk loan type.

($ in millions)	June 30, 2011	December 31, 2010
High original loan-to-value (greater than 100%) mortgage loans	$5	$5
Payment-option adjustable-rate mortgage loans	4	5
Interest-only mortgage loans	3,284	3,681
Below-market rate (teaser) mortgages	266	284

Total (a)	$3,559	$3,975

(a)	The majority of these loans are held by our Mortgage Legacy Portfolio and Other operations at June 30, 2011, and December 31, 2010.

9.	Investment in Operating Leases, Net

Investments in operating leases were as follows.

($ in millions)	June 30, 2011	December 31, 2010
Vehicles and other equipment	$11,622	$13,571
Accumulated depreciation	(2,607)	(4,443)

Investment in operating leases, net	$9,015	$9,128

Depreciation expense on operating lease assets includes remarketing gains and losses recognized on the sale of operating lease assets. The following summarizes the components of depreciation expense on operating lease assets.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2011	2010	2011	2010
Depreciation expense on operating lease assets (excluding remarketing gains)	$356	$725	$759	$1,565
Gross remarketing gains	(164)	(199)	(282)	(383)

Depreciation expense on operating lease assets	$192	$526	$477	$1,182

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

The SPEs involved in securitization and other financing transactions are generally considered variable interest entities (VIEs). VIEs are entities that have either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support or whose equity investors lack the ability to control the entity’s activities.

Securitizations

We provide a wide range of consumer and commercial automobile loans, operating leases, and mortgage loan products to a diverse customer base. We often securitize these loans and leases (which we collectively describe as loans or financial assets) through the use of securitization entities, which may or may not be consolidated on our Condensed Consolidated Balance Sheet. We securitize consumer and commercial automobile loans through private-label securitizations. We securitize consumer mortgage loans through transactions involving the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac), and the Government National Mortgage Association (Ginnie Mae) (collectively the Government-Sponsored Enterprises or GSEs), or private-label mortgage securitizations. During the six months ended June 30, 2011 and 2010, our consumer mortgage loans were primarily securitized through the GSEs.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

In executing a securitization transaction, we typically sell pools of financial assets to a wholly owned, bankruptcy-remote SPE, which then transfers the financial assets to a separate, transaction-specific securitization entity for cash, servicing rights, and in some transactions, other retained interests. The securitization entity is funded through the issuance of beneficial interests in the securitized financial assets. The beneficial interests take the form of either notes or trust certificates, which are sold to investors and/or retained by us. These beneficial interests are collateralized by the transferred loans and entitle the investors to specified cash flows generated from the securitized loans. In the aggregate, these beneficial interests have the same average life as the transferred financial assets. In addition to providing a source of liquidity and cost-efficient funding, securitizing these financial assets also reduces our credit exposure to the borrowers beyond any economic interest we may retain. We securitize conforming residential mortgage loans through GSE securitizations and nonconforming mortgage loans through private-label securitizations.

Each securitization is governed by various legal documents that limit and specify the activities of the securitization entity. The securitization entity is generally allowed to acquire the loans, to issue beneficial interests to investors to fund the acquisition of the loans, and to enter into derivatives or other yield maintenance contracts (e.g., coverage by monoline bond insurers) to hedge or mitigate certain risks related to the financial assets or beneficial interests of the entity. Additionally, the securitization entity is required to service the assets it holds and the beneficial interests it issues. A servicer, who is generally us, is appointed pursuant to the underlying legal documents to perform these functions. Servicing functions include, but are not limited to, making certain payments of property taxes and insurance premiums, default and property maintenance payments, as well as advancing principal and interest payments before collecting them from individual borrowers. Our servicing responsibilities, which constitute continued involvement in the transferred financial assets, consist of primary servicing (i.e., servicing the underlying transferred financial assets) and/or master servicing (i.e., servicing the beneficial interests that result from the securitization transactions). Certain securitization entities also require the servicer to advance scheduled principal and interest payments due on the beneficial interests issued by the entity regardless of whether cash payments are received on the underlying transferred financial assets. Accordingly, we are required to provide these servicing advances when applicable. Refer to Note 11 for additional information regarding our servicing rights.

The GSEs provide a guarantee of the payment of principal and interest on the beneficial interests issued in securitizations. In private-label securitizations, cash flows from the assets initially transferred into the securitization entity represent the sole source for payment of distributions on the beneficial interests issued by the securitization entity and for payments to the parties that perform services for the securitization entity, such as the servicer or the trustee. In certain private-label securitization transactions, a liquidity facility may exist to provide temporary liquidity to the entity. The liquidity provider generally is reimbursed prior to other parties in subsequent distribution periods. Monoline insurance may also exist to cover certain shortfalls to certain investors in the beneficial interests issued by the securitization entity. As noted above, in certain private-label securitizations, the servicer is required to advance scheduled principal and interest payments due on the beneficial interests regardless of whether cash payments are received on the underlying transferred financial assets. The servicer is allowed to reimburse itself for these servicing advances. Additionally, certain private-label securitization transactions may allow for the acquisition of additional loans subsequent to the initial loan transfer. Principal collections on other loans and/or the issuance of new beneficial interests, such as variable funding notes, generally fund these loans; we are often contractually required to invest in these new interests.

We may retain beneficial interests in our private-label securitizations, which may represent a form of significant continuing economic interest. These retained interests include, but are not limited to, senior or subordinate mortgage- or asset-backed securities, interest-only strips, principal-only strips, and residuals. Certain of these retained interests provide credit enhancement to the trust as they may absorb credit losses or other cash shortfalls. Additionally, the securitization agreements may require cash flows to be directed away from certain of our retained interests due to specific over-collateralization requirements, which may or may not be performance-driven.

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

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

Other than our customary representation and warranty provisions, these securitizations are nonrecourse to us, thereby transferring the risk of future credit losses to the extent the beneficial interests in the securitization entities are held by third parties. Our obligation to provide support is limited to the customary representation and warranty provisions. Representation and warranty provisions generally require us to repurchase loans or indemnify the investor for incurred losses to the extent it is determined that the loans were ineligible or were otherwise defective at the time of sale. Refer to Note 24 for detail on representation and warranty provisions. We did not provide any noncontractual financial support to any of these entities during the six months ended June 30, 2011 and 2010.

Other Variable Interest Entities

Servicer Advance Funding Entity

To assist in the financing of our servicer advance receivables, we formed an SPE that issues term notes to third-party investors that are collateralized by servicer advance receivables. These servicer advance receivables are transferred to the SPE and consist of delinquent principal and interest advances we made as servicer to various investors; property taxes and insurance premiums advanced to taxing authorities and insurance companies on behalf of borrowers; and amounts advanced for mortgages in foreclosure. The SPE funds the purchase of the receivables through financing obtained from the third-party investors and subordinated loans or an equity contribution from our mortgage activities. This SPE is consolidated on our balance sheet at June 30, 2011, and December 31, 2010. The beneficial interest holder of this SPE does not have legal recourse to our general credit. We do not have a contractual obligation to provide any type of financial support in the future, nor have we provided noncontractual financial support to the entity during the six months ended June 30, 2011 and 2010.

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

Involvement with Variable Interest Entities

The determination of whether financial assets transferred by us to these VIEs (and related liabilities) are consolidated on our balance sheet (also referred to as on-balance sheet) or not consolidated on our balance sheet (also referred to as off-balance sheet) depends on the terms of the related transaction and our continuing involvement (if any) with the SPE. Subsequent to the adoption of ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, on January 1, 2010, we are deemed the primary beneficiary and therefore consolidate VIEs for which we have both (a) the power, through voting rights or similar rights, to direct the activities that most significantly impact the VIE’s economic performance, and (b) a variable interest (or variable interests) that (i) obligates us to absorb losses that could potentially be significant to the VIE and/or (ii) provides us the right to receive residual returns of the VIE that could potentially be significant to the VIE. We determine whether we hold a significant variable interest in a VIE based on a consideration of both qualitative and quantitative factors regarding the nature, size, and form of our involvement with the VIE. We assess whether we are the primary beneficiary of a VIE on an ongoing basis.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Our involvement with consolidated and nonconsolidated VIEs in which we hold variable interests is presented below.

($ in millions)	Consolidated involvement with VIEs		Assets of nonconsolidated VIEs (a)		Maximum exposure to loss in nonconsolidated VIEs
June 30, 2011
On-balance sheet variable interest entities
Consumer automobile	$24,684		$—		$—
Consumer mortgage — private-label	1,244		—		—
Commercial automobile	17,469		—		—
Other	950		—		—
Off-balance sheet variable interest entities
Consumer mortgage — Ginnie Mae	2,876	(b)	42,324		42,324	(c)
Consumer mortgage — CMHC	93	(b)	3,882		93	(d)
Consumer mortgage — private-label	178	(b)	4,977		4,977	(c)
Consumer mortgage — other	—		—	(e)	19	(f)
Commercial other	398	(g)	—	(h)	598

Total	$47,892		$51,183		$48,011

December 31, 2010
On-balance sheet variable interest entities
Consumer automobile	$20,064		$—		$—
Consumer mortgage — private-label	1,397		—		—
Commercial automobile	15,114		—		—
Other	1,035		—		—
Off-balance sheet variable interest entities
Consumer mortgage — Ginnie Mae	2,909	(b)	43,595		43,595	(c)
Consumer mortgage — CMHC	124	(b)	4,222		124	(d)
Consumer mortgage — private-label	183	(b)	5,371		5,371	(c)
Commercial other	483	(g)	—	(h)	698

Total	$41,309		$53,188		$49,788

(a)	Asset values represent the current unpaid principal balance of outstanding consumer finance receivables and loans within the VIEs.
(b)	Includes $2.4 billion and $2.5 billion classified as mortgage loans held-for-sale, $126 million and $162 million classified as trading securities or other assets, and $601 million and $569 million classified as mortgage servicing rights at June 30, 2011, and December 31, 2010, respectively. CMHC is the Canada Mortgage and Housing Corporation.
(c)	Maximum exposure to loss represents the current unpaid principal balance of outstanding loans based on our customary representation and warranty provisions. This measure is based on the unlikely event that all of the loans have underwriting defects or other defects that trigger a representation and warranty provision and the collateral supporting the loans are worthless. This required disclosure is not an indication of our expected loss.
(d)	Due to combination of the credit loss insurance on the mortgages and the guarantee by CMHC on the issued securities, the maximum exposure to loss would be limited to the amount of the retained interests. Additionally, the maximum loss would occur only in the event that CMHC dismisses us as servicer of the loans due to servicer performance or insolvency.
(e)	Includes a VIE for which we have no management oversight and therefore we are not able to provide the total assets of the VIE. However, in March 2011 we sold excess servicing rights valued at $266 million to the VIE.
(f)	Our maximum exposure to loss in this VIE is a component of servicer advances made that are allocated to the trust. The maximum exposure to loss presented represents the unlikely event that every loan underlying the excess servicing rights sold defaults, and we, as servicer, are required to advance the entire excess service fee to the trust for the contractually established period. This required disclosure is not an indication of our expected loss.
(g)	Includes $430 million and $515 million classified as finance receivables and loans, net, and $20 million and $20 million classified as other assets, offset by $52 million and $52 million classified as accrued expenses and other liabilities at June 30, 2010, and December 31, 2010, respectively.
(h)	Includes VIEs for which we have no management oversight and therefore we are not able to provide the total assets of the VIEs. However, in 2010 we sold loans with an unpaid principal balance of $1.5 billion into these VIEs.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

On-balance Sheet Variable Interest Entities

We engage in securitization and other financing transactions that do not qualify for off-balance sheet treatment. In these situations, we hold beneficial interests or other interests in the VIE, which represent a form of significant continuing economic interest. The interests held include, but are not limited to, senior or subordinate mortgage- or asset-backed securities, interest-only strips, principal-only strips, residuals, and servicing rights. Certain of these retained interests provide credit enhancement to the securitization entity as they may absorb credit losses or other cash shortfalls. Additionally, the securitization documents may require cash flows to be directed away from certain of our retained interests due to specific over-collateralization requirements, which may or may not be performance-driven. Because these securitization entities are consolidated, these retained interests and servicing rights are not recognized as separate assets on our Condensed Consolidated Balance Sheet.

Subsequent to adoption of ASU 2009-17 as of January 1, 2010, we consolidated certain of these entities because we had a controlling financial interest in the VIE, primarily due to our servicing activities, and because we hold a significant variable interest in the VIE. Under ASC 810, Consolidation, as amended by ASU 2009-17, we are generally the primary beneficiary of automobile securitization entities, as well as certain mortgage private-label securitization entities for which we perform servicing activities and have retained a significant variable interest in the form of a beneficial interest. In cases where we did not meet sale accounting under previous guidance, unless we have made modifications to the overall transaction, we do not meet sale accounting under current guidance as we are not permitted to revisit sale accounting guidelines under the current guidance. In cases where substantive modifications are made, we then reassess the transaction under the amended guidance, based on the new circumstances.

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

Subsequent to the adoption of ASU 2009-17 as of January 1, 2010, nonconsolidated VIEs include entities for which we either do not hold significant variable interests or do not provide servicing or asset management functions for the financial assets held by the securitization entity. Additionally, to qualify for off-balance sheet treatment, transfers of financial assets must meet the sale accounting conditions in ASC 860, Transfers and Servicing. Our residential mortgage loan securitizations consist of GSEs and private-label securitizations. Under ASU 2009-17, we are not the primary beneficiary of any GSE loan securitization transaction because we do not have the power to direct the significant activities of such entities. Additionally, under ASU 2009-17, we do not consolidate certain private-label mortgage securitizations because we do not have a variable interest that could potentially be significant or we do not have power to direct the activities that most significantly impact the performance of the VIE.

For nonconsolidated securitization entities, the transferred financial assets are removed from our balance sheet provided the conditions for sale accounting are met. The financial assets obtained from the securitization are primarily reported as cash, servicing rights, or retained interests (if applicable). Typically, we conclude that the fee we are paid for servicing consumer automobile finance receivables represents adequate compensation, and consequently, we do not recognize a servicing asset or

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

liability. As an accounting policy election, we elected fair value treatment for our existing mortgage servicing rights (MSR) portfolio. Liabilities incurred as part of these securitization transactions, such as representation and warranty provisions, are recorded at fair value at the time of sale and are reported as accrued expenses and other liabilities on our Condensed Consolidated Balance Sheet. Upon the sale of the loans, we recognize a gain or loss on sale for the difference between the assets recognized, the assets derecognized, and the liabilities recognized as part of the transaction.

The following summarizes all pretax gains and losses recognized on financial assets sold into nonconsolidated securitization and similar asset-backed financing entities.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2011	2010	2011	2010
Consumer mortgage — GSEs	$267	$192	$265	$374
Consumer mortgage — private-label	2	2	1	5

Total pretax gain	$269	$194	$266	$379

The following table summarizes cash flows received from and paid related to securitization entities, asset-backed financings, or other similar transfers of financial assets where the transfer is accounted for as a sale and we have a continuing involvement with the transferred assets (e.g., servicing) that were outstanding during the six months ended June 30, 2011 and 2010. Additionally, this table contains information regarding cash flows received from and paid to nonconsolidated securitization entities that existed during each period.

Six months ended June 30, ($ in millions)	Consumer mortgage GSEs	Consumer mortgage private-label
2011
Cash proceeds from transfers completed during the period	$28,418	$727
Cash flows received on retained interests in securitization entities	—	37
Servicing fees	495	72
Purchases of previously transferred financial assets	(1,068)	(11)
Representations and warranties obligations	(100)	(28)
Other cash flows	67	141

2010
Cash proceeds from transfers completed during the period	$27,006	$472
Cash flows received on retained interests in securitization entities	—	37
Servicing fees	391	102
Purchases of previously transferred financial assets	(811)	(13)
Representations and warranties obligations	(248)	(5)
Other cash flows	71	(50)

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

	Total finance receivables and loans		Amount 60 days or more past due
($ in millions)	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
On-balance sheet loans
Consumer automobile	$58,735	$51,254	$328	$373
Consumer mortgage (a)	18,526	23,174	3,286	3,437
Commercial automobile	37,712	35,629	194	186
Commercial mortgage	1,254	1,660	39	110
Commercial other	1,666	2,107	1	20

Total on-balance sheet loans	117,893	113,824	3,848	4,126

Off-balance sheet securitization entities
Consumer mortgage — GSEs	260,595	253,192	10,132	13,990
Consumer mortgage — private-label	69,681	73,638	11,884	12,220

Total off-balance sheet securitization entities	330,276	326,830	22,016	26,210

Whole-loan transactions (b)	36,097	38,212	2,200	2,950

Total	$484,266	$478,866	$28,064	$33,286

(a)	Includes loans subject to conditional repurchase options of $2.3 billion guaranteed by the GSEs at both June 30, 2011, and December 31, 2010, and $135 million and $146 million sold to certain private-label mortgage securitization entities at June 30, 2011, and December 31, 2010, respectively.
(b)	Whole-loan transactions are not part of a securitization transaction, but represent consumer automobile and consumer mortgage pools of loans sold to private-label investors.

	Net credit losses
	Three months ended		Six months ended
($ in millions)	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
On-balance sheet loans
Consumer automobile	$60	$120	$172	$359
Consumer mortgage	33	(6)	81	(35)
Commercial automobile	8	23	11	40
Commercial mortgage	9	7	25	49
Commercial other	—	96	1	98

Total on-balance sheet loans	110	240	290	511

Off-balance sheet securitization entities
Consumer mortgage — GSEs (a)	n/m	n/m	n/m	n/m
Consumer mortgage — private-label	1,010	1,257	2,299	2,638

Total off-balance sheet securitization entities	1,010	1,257	2,299	2,638

Whole-loan transactions	55	341	270	690

Total	$1,175	$1,838	$2,859	$3,839

n/m = not meaningful

(a)	Anticipated credit losses are not meaningful due to the GSE guarantees.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Changes in Accounting for Variable Interest Entities

For the six months ended June 30, 2011 and 2010, there were no material changes in the accounting for variable interest entities except the initial adoption of ASU 2009-17 on January 1, 2010. Refer to Note 11 to the Consolidated Financial Statements in our 2010 Annual Report on Form 10-K regarding this initial adoption.

11.	Servicing Activities

Mortgage Servicing Rights

The following table summarizes activity related to MSRs, which are carried at fair value.

Three months ended June 30, ($ in millions)	2011	2010
Estimated fair value at April 1,	$3,774	$3,543
Additions recognized on sale of mortgage loans	144	167
Additions from purchases of servicing rights	15	20
Changes in fair value
Due to changes in valuation inputs or assumptions used in the valuation model	(135)	(543)
Other changes in fair value	(97)	(206)
Other changes that affect the balance	—	2

Estimated fair value at June 30,	$3,701	$2,983

Six months ended June 30, ($ in millions)	2011	2010

Estimated fair value at January 1,	$3,738	$3,554
Additions recognized on sale of mortgage loans	328	369
Additions from purchases of servicing rights	16	21
Subtractions from disposition of servicing assets	(266)	—
Changes in fair value
Due to changes in valuation inputs or assumptions used in the valuation model	163	(494)
Other changes in fair value	(278)	(450)
Decrease due to change in accounting principle	—	(19)
Other changes that affect the balance	—	2

Estimated fair value at June 30,	$3,701	$2,983

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

The key economic assumptions and sensitivity of the fair value of MSRs to immediate 10% and 20% adverse changes in those assumptions were as follows.

($ in millions)	June 30, 2011	December 31, 2010
Weighted average life (in years)	8.2	7.0
Weighted average prepayment speed	7.3%	9.8%
Impact on fair value of 10% adverse change	$(127)	$(155)
Impact on fair value of 20% adverse change	(246)	(295)

Weighted average discount rate	12.5%	12.3%
Impact on fair value of 10% adverse change	$(102)	$(80)
Impact on fair value of 20% adverse change	(198)	(156)

These sensitivities are hypothetical and should be considered with caution. Changes in fair value based on a 10% and 20% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumptions to the

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

The components of servicing valuation and hedge activities, net, were as follows.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2011	2010	2011	2010
Change in estimated fair value of mortgage servicing rights	$(232)	$(748)	$(115)	$(944)
Change in fair value of derivative financial instruments	127	727	(77)	790

Servicing valuation and hedge activities, net	$(105)	$(21)	$(192)	$(154)

Mortgage Servicing Fees

The components of mortgage servicing fees were as follows.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2011	2010	2011	2010
Contractual servicing fees, net of guarantee fees and including subservicing	$258	$266	$528	$524
Late fees	16	19	37	38
Ancillary fees	38	43	72	90

Total mortgage servicing fees	$312	$328	$637	$652

Mortgage Servicing Advances

In connection with our primary servicing activities (i.e., servicing of mortgage loans), we make certain payments of property taxes and insurance premiums, default and property maintenance payments, as well as advances of principal and interest payments before collecting them from individual borrowers. Servicing advances including contractual interest are priority cash flows in the event of a loan principal reduction or foreclosure and ultimate liquidation of the real estate-owned property, thus making their collection reasonably assured. These servicing advances are included in other assets on the Condensed Consolidated Balance Sheet and totaled $1.8 billion and $1.9 billion at June 30, 2011, and December 31, 2010, respectively. We maintain an allowance for uncollected primary servicing advances of $22 million and $25 million at June 30, 2011, and December 31, 2010, respectively. Our potential obligation is influenced by the loan’s performance and credit quality.

When we act as a subservicer of mortgage loans we perform the responsibilities of a primary servicer but do not own the corresponding primary servicing rights. We receive a fee from the primary servicer for such services. As the subservicer, we would have the same responsibilities of a primary servicer in that we would make certain payments of property taxes and insurance premiums, default and property maintenance, as well as advances of principal and interest payments before collecting them from individual borrowers. At June 30, 2011, and December 31, 2010, outstanding servicer advances related to subserviced loans were $122 million and $140 million, respectively, and we had a reserve for uncollected subservicer advances of $2 million and $1 million, respectively.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

In many cases, where we act as master servicer, we also act as primary servicer. In connection with our master-servicing activities, we service the mortgage-backed and mortgage-related asset-backed securities and whole-loan packages sold to investors. As the master servicer, we collect mortgage loan payments from primary servicers and distribute those funds to investors in the mortgage-backed and mortgage-related asset-backed securities and whole-loan packages. As the master servicer, we are required to advance scheduled payments to the securitization trust or whole-loan investors. To the extent the primary servicer does not advance the payments, we are responsible for advancing the payment to the trust or whole-loan investors. Master-servicing advances, including contractual interest, are priority cash flows in the event of a default, thus making their collection reasonably assured. In most cases, we are required to advance these payments to the point of liquidation of the loan or reimbursement of the trust or whole-loan investors. We had outstanding master-servicing advances of $114 million and $90 million at June 30, 2011, and December 31, 2010, respectively. We had no reserve for uncollected master-servicing advances at June 30, 2011, or December 31, 2010.

Serviced Mortgage Assets

The unpaid principal balance of our serviced mortgage assets was as follows.

($ in millions)	June 30, 2011	December 31, 2010
On-balance sheet mortgage loans
Held-for-sale and investment	$18,057	$20,224
Off-balance sheet mortgage loans
Loans sold to third-party investors
Private-label	58,530	63,685
GSEs	262,748	255,388
Whole-loan	17,543	17,524
Purchased servicing rights	3,576	3,946

Total primary serviced mortgage loans	360,454	360,767
Subserviced mortgage loans	23,737	24,173
Master-servicing-only mortgage loans	9,649	10,548

Total serviced mortgage loans	$393,840	$395,488

Our Mortgage operations that conduct primary and master-servicing activities are required to maintain certain servicer ratings in accordance with master agreements entered into with GSEs. At June 30, 2011, our Mortgage operations were in compliance with the servicer-rating requirements of the master agreements.

In certain domestic securitizations of our Mortgage operations, the surety or other provider of contractual credit support is entitled to declare a servicer default and terminate the servicer upon the failure of the loans to meet certain portfolio delinquency and/or cumulative-loss thresholds. Our Mortgage operations did not receive notice of termination from surety providers during the six months ended June 30, 2011.

Automobile Servicing Activities

We service consumer automobile contracts. Historically, we have sold a portion of our consumer automobile contracts. With respect to contracts we sell, we retain the right to service and earn a servicing fee for our servicing function. Typically, we conclude that the fee we are paid for servicing consumer automobile finance receivables represents adequate compensation, and consequently, we do not recognize a servicing asset or liability. We recognized automobile servicing fees of $41 million and $87 million for the three months and six months ended June 30, 2011, respectively, compared to $56 million and $117 million for the three months and six months ended June 30, 2010.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Automobile Serviced Assets

The total serviced automobile loans outstanding were as follows.

($ in millions)	June 30, 2011	December 31, 2010
On-balance sheet automobile loans
Consumer automobile	$58,735	$51,254
Commercial automobile	37,712	35,629
Operating leases	9,015	9,128
Operations held-for-sale	10	242
Off-balance sheet automobile loans
Loans sold to third-party investors
Whole-loan	14,961	18,126
Other	1,191	979

Total serviced automobile loans	$121,624	$115,358

12.	Other Assets

The components of other assets were as follows.

($ in millions)	June 30, 2011	December 31, 2010
Property and equipment at cost	$1,306	$1,315
Accumulated depreciation	(940)	(939)

Net property and equipment	366	376
Fair value of derivative contracts in receivable position	4,154	3,966
Servicer advances	2,012	2,137
Restricted cash collections for securitization trusts (a)	1,730	1,705
Restricted cash and cash equivalents	1,324	1,323
Collateral placed with counterparties	1,042	1,569
Cash reserve deposits held for securitization trusts (b)	921	1,168
Debt issuance costs	736	704
Prepaid expenses and deposits	722	638
Other accounts receivable	582	641
Goodwill	526	525
Nonmarketable equity securities	457	504
Real estate and other investments	336	280
Interests retained in financial asset sales	307	568
Investment in used vehicles held-for-sale	279	386
Accrued interest and rent receivable	218	238
Repossessed and foreclosed assets	164	211
Assets of operations held-for-sale (c)	(48)	690
Other assets	894	625

Total other assets	$16,722	$18,254

(a)	Represents cash collection from customer payments on securitized receivables. These funds are distributed to investors as payments on the related secured debt.
(b)	Represents credit enhancement in the form of cash reserves for various securitization transactions.
(c)	Includes $94 million of unrecognized translation losses in the measurement of impairment at both June 30, 2011, and December 31, 2010 related to our International Automotive Finance operations in Venezuela.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

13.	Deposit Liabilities

Deposit liabilities consisted of the following.

($ in millions)	June 30, 2011	December 31, 2010
Domestic deposits
Noninterest-bearing deposits	$2,405	$2,108
NOW and money market checking accounts	8,287	8,081
Certificates of deposit	26,178	23,728
Dealer deposits	1,715	1,459

Total domestic deposit liabilities	38,585	35,376

Foreign deposits
Noninterest-bearing deposits	—	23
NOW and money market checking accounts	1,188	961
Certificates of deposit	2,171	2,390
Dealer deposits	318	298

Total foreign deposit liabilities	3,677	3,672

Total deposit liabilities	$42,262	$39,048

Noninterest-bearing deposits primarily represent third-party escrows associated with our mortgage loan-servicing portfolio. The escrow deposits are not subject to an executed agreement and can be withdrawn without penalty at any time. At June 30, 2011, and December 31, 2010, certificates of deposit included $8.5 billion and $7.0 billion, respectively, of domestic certificates of deposit in denominations of $100 thousand or more.

14.	Short-term Borrowings

The following table presents the composition of our short-term borrowings portfolio.

	June 30, 2011			December 31, 2010
($ in millions)	Unsecured	Secured	Total	Unsecured	Secured	Total
Demand notes	$2,446	$—	$2,446	$2,033	$—	$2,033
Bank loans and overdrafts	1,654	—	1,654	1,970	—	1,970
Federal Home Loan Bank	—	1,000	1,000	—	1,300	1,300
Other (a)	197	1,833	2,030	224	1,981	2,205

Total short-term borrowings	$4,297	$2,833	$7,130	$4,227	$3,281	$7,508

(a)	Other primarily includes nonbank secured borrowings at our Mortgage and International Automotive Finance operations.

15.	Long-term Debt

The following tables present the composition of our long-term debt portfolio.

	June 30, 2011			December 31, 2010
($ in millions)	Unsecured	Secured	Total	Unsecured	Secured	Total
Long-term debt
Due within one year	$6,382	$12,267	$18,649	$8,555	$13,603	$22,158
Due after one year (a)	39,610	33,021	72,631	38,499	25,508	64,007
Fair value adjustment	443	—	443	447	—	447

Total long-term debt (b)	$46,435	$45,288	$91,723	$47,501	$39,111	$86,612

(a)	Includes $7.4 billion guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program (TLGP) and $2.6 billion of trust preferred securities at both June 30, 2011, and December 31, 2010.
(b)	Includes fair value option-elected secured long-term debt of $899 million and $972 million at June 30, 2011, and December 31, 2010, respectively. Refer to Note 21 for additional information.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the scheduled remaining maturity of long-term debt at June 30, 2011, assuming no early redemptions will occur. The actual payment of secured debt may vary based on the payment activity of the related pledged assets.

Year ended December 31, ($ in millions)	2011	2012	2013	2014	2015	2016 and thereafter	Fair value adjustment	Total
Unsecured
Long-term debt	$4,415	$12,256	$1,919	$5,737	$3,749	$20,480	$443	$48,999
Original issue discount	(369)	(351)	(264)	(190)	(56)	(1,334)	—	(2,564)

Total unsecured	4,046	11,905	1,655	5,547	3,693	19,146	443	46,435

Secured
Long-term debt	6,733	10,616	11,232	7,998	4,456	3,956	—	44,991
Troubled debt restructuring concession (a)	51	105	82	46	13	—	—	297

Total secured	6,784	10,721	11,314	8,044	4,469	3,956	—	45,288

Total long-term debt	$10,830	$22,626	$12,969	$13,591	$8,162	$23,102	$443	$91,723

(a)	In the second quarter of 2008, ResCap executed an exchange offer that resulted in a concession being recognized as an adjustment to the carrying value of certain secured notes. This concession is being amortized over the life of the notes through a reduction to interest expense using an effective yield methodology.

The following table presents the scheduled remaining maturity of long-term debt held by ResCap at June 30, 2011, assuming no early redemptions will occur. The actual payment of secured debt may vary based on the payment activity of the related pledged assets.

Year ended December 31, ($ in millions)	2011	2012	2013	2014	2015	2016 and thereafter	Fair value adjustment	Total
ResCap
Unsecured debt
Long-term debt	$—	$377	$530	$103	$114	$—	$25	$1,149
Secured debt
Long-term debt	—	—	731	707	707	1,784	—	3,929
Troubled debt restructuring concession	51	105	82	46	13	—	—	297

Total secured debt	51	105	813	753	720	1,784	—	4,226

ResCap — Total long-term debt	$51	$482	$1,343	$856	$834	$1,784	$25	$5,375

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following summarizes assets restricted as collateral for the payment of the related debt obligation primarily arising from securitization transactions accounted for as secured borrowings and repurchase agreements.

	June 30, 2011		December 31, 2010
($ in millions)	Total	Ally Bank (a)	Total	Ally Bank (a)
Trading securities	$31	$—	$36	$—
Investment securities	1,972	1,972	2,191	2,190
Loans held-for-sale	919	—	1,035	—
Mortgage assets held-for-investment and lending receivables	11,725	10,589	12,451	11,137
Consumer automobile finance receivables	36,601	19,287	27,164	14,927
Commercial automobile finance receivables	19,176	12,689	19,741	15,034
Investment in operating leases, net	894	565	3,199	—
Mortgage servicing rights	2,807	1,774	2,801	1,746
Other assets	4,079	1,907	3,990	1,700

Total assets restricted as collateral (b)	$78,204	$48,783	$72,608	$46,734

Secured debt (c)	$48,121	$23,882	$42,392	$20,199

(a)	Ally Bank is a component of the total column.
(b)	Ally Bank has an advance agreement with the Federal Home Loan Bank of Pittsburgh (FHLB) and access to the Federal Reserve Bank Discount Window. Ally Bank had assets pledged and restricted as collateral to the FHLB and Federal Reserve Bank totaling $10.9 billion and $15.2 billion at June 30, 2011, and December 31, 2010, respectively. These assets were composed of consumer and commercial mortgage finance receivables and loans, net; consumer automobile finance receivables and loans, net; and investment securities. Under the agreement with the FHLB, Ally Bank also had assets pledged as collateral under a blanket lien totaling $8.2 billion and $5.3 billion at June 30, 2011, and December 31, 2010, respectively. These assets were primarily composed of mortgage servicing rights; consumer mortgage finance receivables and loans, net; and other assets. Availability under these programs is generally only for the operations of Ally Bank and cannot be used to fund the operations or liabilities of Ally or its subsidiaries.
(c)	Includes $2,833 million and $3,281 million of short-term borrowings at June 30, 2011, and December 31, 2010, respectively.

Trust Preferred Securities

On December 30, 2009, we entered into a Securities Purchase and Exchange Agreement with U.S. Department of Treasury (Treasury) and GMAC Capital Trust I, a Delaware statutory trust (the Trust), which is a finance subsidiary that is wholly owned by Ally. As part of the agreement, the Trust sold to Treasury 2,540,000 trust preferred securities (TRUPS) issued by the Trust with an aggregate liquidation preference of $2.5 billion. Additionally, we issued and sold to Treasury a ten-year warrant to purchase up to 127,000 additional TRUPS with an aggregate liquidation preference of $127 million, at an initial exercise price of $0.01 per security, which Treasury immediately exercised in full.

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

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Funding Facilities

We utilize both committed and uncommitted credit facilities. The financial institutions providing the uncommitted facilities are not legally obligated to advance funds under them. The amounts outstanding under our various funding facilities are included on our Condensed Consolidated Balance Sheet.

As of June 30, 2011, Ally Bank had exclusive access to $9.5 billion of funding capacity from committed credit facilities. Ally Bank also has access to a $4.1 billion committed facility that is shared with the parent company. Funding programs supported by the Federal Reserve and the FHLB complement Ally Bank’s private committed facilities.

The total capacity in our committed funding facilities is provided by banks and other financial institutions through private transactions. The committed secured funding facilities can be revolving in nature and allow for additional funding during the commitment period, or they can be amortizing and do not allow for any further funding after the closing date. At June 30, 2011, $31.3 billion of our $37.5 billion of committed capacity was revolving. Our revolving facilities generally have an original tenor ranging from 364 days to two years. At June 30, 2011, we had $12.3 billion of committed funding capacity with a remaining tenor greater than 364 days, which is an increase of $2.9 billion from March 31, 2011.

Committed Funding Facilities

	Outstanding		Unused capacity (a)		Total capacity
($ in billions)	June 30, 2011	Dec. 31, 2010	June 30, 2011	Dec. 31, 2010	June 30, 2011	Dec. 31, 2010
Bank funding
Secured	$6.4	$6.4	$3.1	$1.9	$9.5	$8.3
Nonbank funding
Unsecured
Automotive Finance operations	0.3	0.8	0.5	—	0.8	0.8
Secured
Automotive Finance operations	12.0	8.3	9.5	9.1	21.5	17.4
Mortgage operations	1.0	1.0	0.6	0.6	1.6	1.6

Total nonbank funding	13.3	10.1	10.6	9.7	23.9	19.8
Shared capacity (b)	0.1	0.2	4.0	3.9	4.1	4.1

Total committed facilities	$19.8	$16.7	$17.7	$15.5	$37.5	$32.2

(a)	Funding from committed secured facilities is available on request in the event excess collateral resides in certain facilities or is available to the extent incremental collateral is available and contributed to the facilities.
(b)	Funding is generally available for assets originated by Ally Bank or the parent company, Ally Financial Inc.

Uncommitted Funding Facilities

	Outstanding		Unused capacity		Total capacity
($ in billions)	June 30, 2011	Dec. 31, 2010	June 30, 2011	Dec. 31, 2010	June 30, 2011	Dec. 31, 2010
Bank funding
Secured
Federal Reserve funding programs	$—	$—	$3.9	$4.0	$3.9	$4.0
FHLB advances	4.5	5.3	1.4	0.2	5.9	5.5

Total bank funding	4.5	5.3	5.3	4.2	9.8	9.5

Nonbank funding
Unsecured
Automotive Finance operations	1.7	1.4	0.6	0.6	2.3	2.0
Secured
Automotive Finance operations	0.1	0.1	0.1	—	0.2	0.1
Mortgage operations	—	—	0.1	0.1	0.1	0.1

Total nonbank funding	1.8	1.5	0.8	0.7	2.6	2.2

Total uncommitted facilities	$6.3	$6.8	$6.1	$4.9	$12.4	$11.7

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

16.	Equity

The following table summarizes information about our Series F-2, Series A, and Series G preferred stock.

	June 30, 2011	December 31, 2010
Mandatorily convertible preferred stock held by U.S. Department of Treasury (a)
Series F-2 preferred stock
Carrying value ($ in millions)	$5,685	$5,685
Par value (per share)	$0.01	$0.01
Liquidation preference (per share)	$50	$50
Number of shares authorized	228,750,000	228,750,000
Number of shares issued and outstanding	118,750,000	118,750,000
Dividend/coupon	Fixed 9%
Redemption/call feature	Perpetual(b)
Preferred stock
Series A preferred stock (c)
Carrying value ($ in millions)	$1,021	$1,053
Par value (per share)	$0.01	$0.01
Liquidation preference (per share)	$25	$1,000
Number of shares authorized	160,870,560	4,021,764
Number of shares issued and outstanding	40,870,560	1,021,764
Dividend/coupon
Prior to May 15, 2016	8.5%
On and after May 15, 2016	LIBOR + 6.243%
Redemption/call feature	Perpetual(d)
Series G preferred stock
Carrying value ($ in millions)	$234	$234
Par value (per share)	$0.01	$0.01
Liquidation preference (per share)	$1,000	$1,000
Number of shares authorized	2,576,601	2,576,601
Number of shares issued and outstanding	2,576,601	2,576,601
Dividend/coupon	Fixed 7%
Redemption/call feature	Perpetual(e)

(a)	Mandatorily convertible to common equity on December 30, 2016.
(b)	Convertible prior to mandatory conversion date with consent of Treasury.
(c)	Refer to next section of this note for a description of an amendment to the Series A preferred stock that occurred on March 25, 2011.
(d)	Nonredeemable prior to May 15, 2016.
(e)	Nonredeemable prior to December 31, 2011.

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

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Holders of the Amended Series A Preferred Stock are entitled to receive, when, and if declared by Ally, noncumulative cash dividends. Beginning March 25, 2011, to but excluding May 15, 2016, dividends accrue at a fixed rate of 8.500% per annum. Beginning on May 15, 2016, dividends will accrue at a rate equal to three-month London interbank offer rate (LIBOR) plus 6.243%, commencing on August 15, 2016, in each case on the 15th day of February, May, August, and November. Dividends will be payable to holders of record at the close of business on the preceding February 1, May 1, August 1, or November 1, as the case may be, or on such other date, not more than seventy calendar days prior to the dividend payment date, as will be fixed by the Ally Board of Directors. In the event that dividends with respect to a dividend period have not been paid in full on the dividend payment date, we will be prohibited, subject to certain specified exceptions, from (i) redeeming, purchasing or otherwise acquiring, any stock that ranks on a parity basis with, or junior in interest to, the Amended Series A Preferred Stock; (ii) paying any dividends or making any distributions with respect to any stock that ranks junior in interest to the Amended Series A Preferred Stock, until such time as Ally has paid the dividends payable on shares of the Amended Series A Preferred Stock with respect to a subsequent dividend period; and (iii) declaring or paying any dividend on any stock ranking on a parity basis with the Amended Series A Preferred Stock, subject to certain exceptions.

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

The changes to the terms of the Existing Series A Preferred Stock pursuant to the terms of the Amendment were deemed substantive, and as a result, the transaction was accounted for as a redemption of the Existing Series A Preferred Stock and the issuance of the Amended Series A Preferred Stock. The Existing Series A Preferred Stock was removed at its carrying value, the Amended Series A Preferred Stock was recognized at its fair value, and the difference of $32 million was recorded as an increase to retained earnings, which impacted the income available to common stockholders used for the earnings per common share calculation. Refer to Note 20 to the Consolidated Financial Statements in our 2010 Annual Report on Form 10-K for terms of the Series A Preferred Stock prior to the Amendment.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

17.	Earnings per Common Share

The following table presents the calculation of basic and diluted earnings per common share.

	Three months ended June 30,		Six months ended June 30,
($ in millions except per share data)	2011	2010	2011	2010
Net income from continuing operations	$110	$402	$280	$553
Preferred stock dividends — U.S. Department of Treasury (a)	(134)	—	(267)	(386)
Preferred stock dividends (a)	(57)	(25)	(127)	(142)
Impact of preferred stock amendment	—	—	32	—

Net (loss) income from continuing operations attributable to common shareholders (b)	(81)	377	(82)	25

Income (loss) from discontinued operations, net of tax	3	163	(21)	174

Net (loss) income attributable to common shareholders	$(78)	$540	$(103)	$199

Basic weighted-average common shares outstanding	1,330,970	799,120	1,330,970	799,120

Diluted weighted-average common shares outstanding (b)	1,330,970	1,787,320	1,330,970	799,120

Basic earnings per common share
Net (loss) income from continuing operations	$(61)	$472	$(62)	$32
Income (loss) from discontinued operations, net of tax	2	204	(16)	217

Net (loss) income	$(59)	$676	$(78)	$249

Diluted earnings per common share (b)
Net (loss) income from continuing operations	$(61)	$211	$(62)	$32
Income (loss) from discontinued operations, net of tax	2	91	(16)	217

Net (loss) income	$(59)	$302	$(78)	$249

(a)	The first quarter of 2010 included two quarterly cash dividends each for the Fixed Rate Cumulative Mandatorily Convertible Preferred Stock, Series F-2, and Fixed Rate Cumulative Perpetual Preferred Stock, Series G, totaling $477 million, which were deducted from income to arrive at basic and diluted earnings per common share. Traditionally, the second dividend in the first quarter of 2010 totaling $303 million would have been declared in the second quarter and deducted from income to arrive at basic and diluted earnings per common share for the second quarter.
(b)	Due to the antidilutive effect of converting the Fixed Rate Cumulative Mandatorily Convertible Preferred Stock into common shares and the net loss attributable to common shareholders for the for the three and six months ended June 30, 2011, and the six months ended June 30, 2010, income attributable to common shareholders and basic weighted-average common shares outstanding were used to calculate basic and diluted earnings per share.

The effects of converting the outstanding Fixed Rate Cumulative Mandatorily Convertible Preferred Stock into common shares are not included in the diluted earnings per share calculation for the three and six months ended June 30, 2011, and the six months ended June 30, 2010, as the effects would be antidilutive for those periods. As such, 574,156 of potential common shares were excluded from the diluted earnings per share calculation for the three and six months ended June 30, 2011, and 988,200 of potential common shares were excluded from the diluted earnings per share calculation for the six months ended June 30, 2010.

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

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

On October 29, 2010, Ally, IB Finance Holding Company, LLC, Ally Bank, and the Federal Deposit Insurance Corporation (FDIC) entered into a Capital and Liquidity Maintenance Agreement (CLMA) that superseded an agreement dated July 21, 2008. The CLMA requires capital at Ally Bank to be maintained at a level such that Ally Bank’s leverage ratio is at least 15%, which is consistent with capital requirements previously applicable to Ally Bank and thus does not impose any additional capital requirements. For this purpose, the leverage ratio is determined in accordance with the FDIC’s regulations related to capital maintenance.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table summarizes our capital ratios.

	June 30, 2011		December 31, 2010		Required minimum		Well-capitalized minimum
($ in millions)	Amount	Ratio	Amount	Ratio
Risk-based capital
Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$22,116	14.65%	$22,189	15.00%	4.00%		6.00%
Ally Bank	11,768	17.54	10,738	19.23	4.00		6.00
Total (to risk-weighted assets)
Ally Financial Inc.	$23,966	15.87%	$24,213	16.36%	15.00	%(a)	10.00%
Ally Bank	12,591	18.76	11,438	20.48	8.00		10.00
Tier 1 leverage (to adjusted average assets) (b)
Ally Financial Inc.	$22,116	12.47%	$22,189	13.05%	3.00–4.00%		(c)
Ally Bank	11,768	15.63	10,738	15.81	15.00	(d)	5.00%
Tier 1 common (to risk-weighted assets)
Ally Financial Inc.	$12,635	8.37%	$12,677	8.57%	n/a		n/a
Ally Bank	n/a	n/a	n/a	n/a	n/a		n/a

n/a = not applicable

(a)	Ally is subject to a directive from the Board of Governors of the Federal Reserve System (FRB) to maintain a Total risk-based capital ratio of 15% which expires no later than December 31, 2011.
(b)	Federal regulatory reporting guidelines require the calculation of adjusted average assets using a daily average methodology. We currently calculate using a combination of monthly and daily average methodologies.
(c)	There is no Tier 1 leverage component in the definition of a well-capitalized bank holding company.
(d)	Ally Bank, in accordance with the CLMA, is required to maintain a Tier 1 leverage ratio of at least 15%.

At June 30, 2011, Ally and Ally Bank were “well-capitalized” and met all capital requirements to which we were subject.

Basel Capital Accord

The minimum risk-based capital requirements adopted by the federal banking agencies follow the Capital Accord (Capital Accord) of the Bank for International Settlements’ Basel Committee on Banking Supervision (Basel Committee). The Capital Accord was published in 1988 and generally applies to depository institutions and their holding companies in the United States. In 2004, the Basel Committee published a revision to the Capital Accord (Basel II). The goal of the Basel II capital rules is to provide more risk-sensitive regulatory capital calculations and promote enhanced risk management practices among large, internationally active banking organizations. U.S. banking regulators published final Basel II rules in December 2007. Ally is required to comply with the Basel II rules, as implemented by the U.S. banking regulators. Prior to full implementation of the Basel II rules, Ally is required to complete a qualification period that includes four consecutive quarters during which it needs to demonstrate that it meets the requirements of the rules to the satisfaction of its primary U.S. banking regulator. During this period, capital is calculated using both Basel I and Basel II methodologies. Upon completion of this parallel run and with the approval of the primary U.S. banking regulator, Ally will begin to use Basel II to calculate regulatory capital. However, under a recently finalized capital rule that implements a provision of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), Ally must continue to calculate its risk-based capital requirements under Basel I, with certain exceptions, and the capital requirements it computes under Basel I will serve as a floor for its risk-based capital requirement computed under Basel II.

In addition to Basel II, the Basel Committee adopted new capital, leverage, and liquidity guidelines under the Basel Accord (Basel III) in 2010, which, when implemented in the United States, may have the effect of raising capital requirements beyond those required by current law and the Dodd-Frank Act. Basel III increases the minimum Tier 1 common equity ratio to 4.5%, net of regulatory deductions, and introduces a capital conservation buffer of an additional 2.5% of common equity to risk-weighted assets, raising the target minimum common equity ratio to 7.0%. Basel III increases the minimum Tier 1 capital ratio to 8.5% inclusive of the capital conservation buffer, increases the minimum total capital ratio to 10.5% inclusive of the capital buffer, and introduces a countercyclical capital buffer of up to 2.5% of common equity or other fully loss absorbing

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

capital for periods of excess credit growth. Basel III also introduces a non-risk-adjusted Tier 1 leverage ratio of 3%, based on a measure of the total exposure rather than total assets, and new liquidity standards. The Basel III capital, leverage, and liquidity standards will be phased in over a multiyear period. The Basel III rules, when implemented, will also impose a 15% cap on the amount of the common equity component of Tier 1 capital that can be met, in the aggregate, through significant investments in the common shares of unconsolidated financial subsidiaries, MSRs and deferred tax assets through timing differences, as well as a 10% cap on the amount of each of the three individual items that may be included in the common equity component of Tier 1 capital. In addition, under Basel III rules, after a ten-year phaseout period beginning on January 1, 2013, trust preferred and other “hybrid” securities will no longer qualify as Tier 1 capital. However, under the Dodd-Frank Act, subject to certain exceptions, trust preferred and other “hybrid” securities are phased out from Tier 1 capital in a three-year period starting January 1, 2013.

Pending final rules for Basel III and subsequent regulatory interpretation, there remains a degree of uncertainty on the full impact of Basel III. Additionally, it is anticipated that during 2011 the U.S. banking agencies will issue final rules based on the 2010 Notice of Proposed Rulemaking on the Risk-Based Capital Guidelines for Market Risk. We continue to monitor developments with respect to both Basel III and Market Risk rules.

In July 2011, the Financial Stability Board, which is an inter-governmental body coordinating the overall set of measures to reduce the moral hazard posed by global systemically important financial institutions, approved a consultative paper, which, if implemented in the United States, would require global systemically important banks in the United States to hold additional Tier 1 common equity of 1% to 2.5% of risk-weighted assets plus another 1% for material growth. The additional capital requirement would be phased in between January 1, 2016 and January 1, 2019. We are not able to predict at this time whether Ally would meet the qualifications of a global systemically important bank and whether these additional capital requirements, when implemented in the United States, would apply to Ally.

Compliance with Basel regulation is a strategic priority for Ally. We expect to be in compliance with all relevant Basel rules within the established timelines.

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

Interest Rate Risk

We execute interest rate swaps to modify our exposure to interest rate risk by converting certain fixed-rate instruments to a variable rate and certain variable-rate instruments to a fixed rate. We monitor our mix of fixed- and variable-rate debt in relation to the rate profile of our assets. When it is cost effective to do so, we may enter into interest rate swaps to achieve our desired mix of fixed- and variable-rate debt. Our qualifying accounting hedges consist of hedges of fixed-rate debt obligations in which receive-fixed swaps are designated as hedges of specific fixed-rate debt obligations. In June 2011, we also executed qualifying accounting hedges of an existing variable-rate liability in which pay fixed swaps are designated as hedges of the expected future cash flows in the form of interest payments on the outstanding borrowing associated with Ally Bank’s secured floating-rate credit facility.

We apply hedge accounting to certain relationships in which we utilize derivative instruments to hedge interest rate risk associated with our fixed- and variable-rate debt. We enter into economic hedges to mitigate exposure for the following categories.

•

MSRs and retained interests — Our MSRs and retained interest portfolios are generally subject to loss in value when mortgage rates decline. Declining mortgage rates generally result in an increase in refinancing activity that increases prepayments and results in a decline in the value of MSRs and retained interests. To mitigate the impact of

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

this risk, we maintain a portfolio of financial instruments, primarily derivative instruments, which increase in value when interest rates decline. The primary objective is to minimize the overall risk of loss in the value of MSRs and retained interests due to the change in fair value caused by interest rate changes and their interrelated impact to prepayments.

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

•

Debt — With the exception of a portion of our fixed-rate debt and a portion of our outstanding floating-rate borrowing associated with Ally Bank’s secured floating-rate credit facility, we do not apply hedge accounting to our derivative portfolio held to mitigate interest rate risk associated with our debt portfolio. Typically, the significant terms of the interest rate swaps match the significant terms of the underlying debt resulting in an effective conversion of the rate of the related debt.

•

Other — We enter into futures, options, and swaptions to economically hedge our net fixed versus variable interest rate exposure. We also enter into equity options to economically hedge our exposure to the equity markets.

Foreign Currency Risk

We enter into derivative financial instrument contracts to mitigate the risk associated with variability in cash flows related to foreign-currency financial instruments. Currency swaps and forwards are used to economically hedge foreign exchange exposure on foreign-currency-denominated debt by converting the funding currency to the same currency of the assets being financed. Similar to our interest rate derivatives, the swaps are generally entered into or traded concurrent with the debt issuance with the terms of the swap matching the terms of the underlying debt.

Our foreign subsidiaries maintain both assets and liabilities in local currencies; these local currencies are generally the subsidiaries’ functional currencies for accounting purposes. Foreign-currency exchange-rate gains and losses arise when the assets or liabilities of our subsidiaries are denominated in currencies that differ from its functional currency. In addition, our equity is impacted by the cumulative translation adjustments resulting from the translation of foreign subsidiary results; this impact is reflected in our other comprehensive income (loss). We enter into foreign-currency forwards and option-based contracts with external counterparties to hedge foreign exchange exposure on our net investments in foreign subsidiaries. In March 2011, we elected to dedesignate all of our existing net investment hedge relationships and changed our method of measuring hedge effectiveness from the spot method to the forward method for new hedge relationships entered into during the remainder of the quarter and prospectively. For the net investment hedges that were designated under the spot method for the first portion of the quarter, the hedges were recorded at fair value with changes recorded to other comprehensive income (loss) with the exception of the spot to forward difference that was recorded to earnings. For the new net investment hedges

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

that were designated under the forward method, the hedges were recorded at fair value with the changes recorded to other comprehensive income (loss) including the spot to forward difference. The net derivative gain or loss remains in other comprehensive income (loss) until earnings are impacted by the sale or the liquidation of the associated foreign operation.

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

Certain derivative instruments contain provisions that require us to either post additional collateral or immediately settle any outstanding liability balances upon the occurrence of a specified credit risk-related event. If a credit risk related event had been triggered at June 30, 2011, the amount of additional collateral required to be posted by us would have been insignificant.

We placed cash and securities collateral totaling $1.0 billion and $1.6 billion at June 30, 2011, and December 31, 2010, respectively, in accounts maintained by counterparties. We received cash collateral from counterparties totaling $797 million and $916 million at June 30, 2011, and December 31, 2010, respectively. The receivables for collateral placed and the payables for collateral received are included on our Condensed Consolidated Balance Sheet in other assets and accrued expenses and other liabilities, respectively. In certain circumstances, we receive or post securities as collateral with counterparties. We do not record such collateral received on our Condensed Consolidated Balance Sheet unless certain conditions are met. At June 30, 2011, and December 31, 2010, we received noncash collateral of $120 million and $29 million, respectively.

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

	June 30, 2011			December 31, 2010
	Fair value of derivative contracts in			Fair value of derivative contracts in
($ in millions)	receivable position (a)	payable position (b)	Notional amount	receivable position (a)	payable position (b)	Notional amount
Qualifying accounting hedges
Interest rate risk
Fair value accounting hedges	$420	$60	$11,043	$443	$114	$11,895
Cash flow hedges	5	—	3,000	—	—	—
Foreign exchange risk
Net investment accounting hedges	34	39	8,006	12	72	4,407

Total qualifying accounting hedges	459	99	22,049	455	186	16,302

Economic hedges
Interest rate risk
MSRs and retained interests	3,345	3,452	593,225	2,896	3,118	325,768
Mortgage loan commitments and mortgage loans held-for-sale	70	89	32,334	232	80	38,788
Debt	147	60	24,778	160	107	21,269
Other	69	50	36,336	80	129	32,734

Total interest rate risk	3,631	3,651	686,673	3,368	3,434	418,559
Foreign exchange risk	64	99	9,381	143	240	14,359

Total economic hedges	3,695	3,750	696,054	3,511	3,674	432,918

Total derivatives	$4,154	$3,849	$718,103	$3,966	$3,860	$449,220

(a)	Reported as other assets on the Condensed Consolidated Balance Sheet. Includes accrued interest of $175 million and $263 million at June 30, 2011, and December 31, 2010, respectively.
(b)	Reported as accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet. Includes accrued interest of $19 million and $23 million at June 30, 2011, and December 31, 2010, respectively.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Statement of Income Presentation and Accumulated Other Comprehensive Income

The following table summarizes the location and amounts of gains and losses reported in our Condensed Consolidated Statement of Income on derivative instruments.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2011	2010	2011	2010
Qualifying accounting hedges
Gain recognized in earnings on derivatives (a)
Interest rate contracts
Interest on long-term debt	$262	$316	$114	$397
Loss recognized in earnings on hedged items (b)
Interest rate contracts
Interest on long-term debt	(254)	(285)	(108)	(347)

Total qualifying accounting hedges	8	31	6	50

Economic hedges
Gain (loss) recognized in earnings on derivatives
Interest rate contracts
Servicing asset valuation and hedge activities, net	127	727	(77)	790
Loss on mortgage and automotive loans, net	(190)	(257)	(230)	(401)
Other gain on investments, net	—	—	1	—
Other income, net of losses	(41)	13	(33)	(26)
Other operating expenses	4	(2)	8	(6)

Total interest rate contracts	(100)	481	(331)	357

Foreign exchange contracts (c)
Interest on long-term debt	48	(96)	61	(235)
Other income, net of losses	(28)	224	(133)	573

Total foreign exchange contracts	20	128	(72)	338

(Loss) gain recognized in earnings on derivatives	$(72)	$640	$(397)	$745

(a)	Amounts exclude gains related to interest for qualifying accounting hedges of debt, which are primarily offset by the fixed coupon payment on the long-term debt. The gains were $82 million and $103 million for the three months ended June 30, 2011 and 2010, respectively, and $170 million and $189 million for the six months ended June 30, 2011 and 2010, respectively.
(b)	Amounts exclude gains related to amortization of deferred basis adjustments on the hedged items. The gains were $53 million and $45 million for the three months ended June 30, 2011 and 2010, respectively, and $117 million and $84 million for the six months ended June 30, 2011 and 2010, respectively.
(c)	Amounts exclude gains and losses related to the revaluation of the related foreign-denominated debt or receivable. Losses of $33 million and $114 million were recognized for the three months ended June 30, 2011 and 2010, respectively. Gains of $57 million and losses of $359 million were recognized for the six months ended June 30, 2011 and 2010, respectively.

The following table summarizes derivative instruments used in net investment hedge accounting relationships.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2011	2010	2011	2010
Net investment hedges
Foreign exchange contracts
Losses recorded directly to other income, net of losses (a)	$—	$—	$(3)	$(1)
(Losses) gains recognized in other comprehensive income (b)	(79)	65	(226)	21
(Losses) gains reclassified from accumulated other comprehensive income to other income, net of losses	(5)	16	(8)	17

(a)	The amounts represent the forward points which were excluded from the assessment of hedge effectiveness for hedges designated prior to March 16, 2011.
(b)	The amounts represent the effective portion of net investment hedges. There are offsetting amounts recognized in accumulated other comprehensive income related to the revaluation of the related net investment in foreign operations. There was offsetting income of $63 million and offsetting losses of $67 million for the three months ended June 30, 2011 and 2010, respectively. There was offsetting income of $209 million and offsetting losses of $23 million for the six months ended June 30, 2011 and 2010, respectively.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

20.	Income Taxes

We recognized total income tax expense from continuing operations of $82 million and $14 million during the three months and six months ended June 30, 2011, respectively, and income tax expense from continuing operations of $33 million and $69 million during the three months and six months ended June 30, 2010, respectively. A reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate for continuing operations is shown in the following table.

	Three months ended June 30,
	2011		2010
($ in millions)	Amount	Percent	Amount	Percent
Statutory U.S. federal tax expense and rate	$67	35.0%	$152	35.0%
Change in tax rate resulting from
Effect of valuation allowance change	46	24.0	(154)	(35.4)
Foreign tax differential	(32)	(16.7)	4	0.9
Taxes on unremitted foreign earnings	12	6.3	(18)	(4.1)
State and local income taxes, net of federal income tax benefit	(5)	(2.6)	(2)	(0.5)
Tax-exempt income	—	—	(2)	(0.5)
Foreign capital loss	—	—	54	12.4
Other, net	(6)	(3.3)	(1)	(0.2)

Tax expense and effective tax rate	$82	42.7%	$33	7.6%

	Six months ended June 30,
	2011		2010
($ in millions)	Amount	Percent	Amount	Percent
Statutory U.S. federal tax expense and rate	$103	35.0%	$218	35.0%
Change in tax rate resulting from
Effect of valuation allowance change	(48)	(16.3)	(193)	(31.0)
Foreign tax differential	(45)	(15.3)	(7)	(1.1)
Taxes on unremitted foreign earnings	18	6.1	5	0.8
State and local income taxes, net of federal income tax benefit	(7)	(2.4)	5	0.8
Tax-exempt income	(2)	(0.7)	(5)	(0.8)
Foreign capital loss	—	—	54	8.7
Other, net	(5)	(1.6)	(8)	(1.3)

Tax expense and effective tax rate	$14	4.8%	$69	11.1%

During the six months ended June 30, 2011, we recorded a $101 million reversal of valuation allowance on net deferred tax assets in one of our Canadian subsidiaries. The reversal related to modifications to the legal structure of our Canadian operations. Additionally, we recorded other net increases to our consolidated valuation allowance on deferred tax assets of $153 million, stemming primarily from net increases to our deferred tax assets during the period.

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

Level 1	Inputs are quoted prices in active markets for identical assets or liabilities at the measurement date. Additionally, the entity must have the ability to access the active market, and the quoted prices cannot be adjusted by the entity.

Level 2	Inputs are other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices in active markets for similar assets or liabilities; quoted prices in inactive markets for identical or similar assets or liabilities; or inputs that are observable or can be corroborated by observable market data by correlation or other means for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs are supported by little or no market activity. The unobservable inputs represent management’s best assumptions of how market participants would price the assets or liabilities. Generally, Level 3 assets and liabilities are valued using pricing models, discounted cash flow methodologies, or similar techniques that require significant judgment or estimation.

Transfers	Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfer occurred. There were no significant transfers between any levels during the six months ended June 30, 2011.

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

•

Loans held-for-sale, net — Our mortgage loans held-for-sale are accounted for at either fair value because of fair value option elections or they are accounted for at the lower-of-cost or fair value. Mortgage loans held-for-sale are typically pooled together and sold into certain exit markets depending on underlying attributes of the loan, such as GSE eligibility (domestic only), product type, interest rate, and credit quality. Two valuation methodologies are used to determine the fair value of mortgage loans held-for-sale. The methodology used depends on the exit market as described below.

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

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

Securitized mortgage loans are legally isolated from us and are beyond the reach of our creditors. The loans are measured at fair value using a portfolio approach. The objective in fair valuing the loans and related securitization debt is to account properly for our retained economic interest in the securitizations. As a result of reduced liquidity in capital markets, values of both these loans and the securitized bonds are expected to be volatile. Since this approach involves the use of significant unobservable inputs, we classified all the mortgage loans elected under the fair value option as Level 3, at June 30, 2011, and December 31, 2010. Refer to the section within this note titled Fair Value Option of Financial Assets and Financial Liabilities for additional information.

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

•

MSRs — We typically retain MSRs when we sell assets into the secondary market. MSRs are classified as Level 3 because they currently do not trade in an active market with observable prices; therefore, we use internally developed discounted cash flow models (an income approach) to estimate the fair value. These internal valuation models estimate net cash flows based on internal operating assumptions that we believe would be used by market participants combined with market-based assumptions for loan prepayment rates, interest rates, and discount rates that we believe approximate yields required by investors in this asset. Cash flows primarily include servicing fees, float income, and late fees in each case less operating costs to service the loans. The estimated cash flows are discounted using an option-adjusted spread-derived discount rate.

•

Interests retained in financial asset sales — Interests retained in financial asset sales are carried at fair value. The interests retained are in securitization trusts and deferred purchase prices on the sale of whole-loans. Due to inactivity in the market, valuations are based on internally developed discounted cash flow models (an income approach) that use a market-based discount rate; therefore, we classified these assets as Level 3. The valuation considers recent market transactions, experience with similar assets, current business conditions, and analysis of the underlying collateral, as available. To estimate cash flows, we utilize various significant assumptions, including market observable inputs (e.g., forward interest rates) and internally developed inputs (e.g., prepayment speeds, delinquency levels, and credit losses).

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

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

We are required to consider all aspects of nonperformance risk, including our own credit standing, when measuring fair value of a liability. We reduce credit risk on the majority of our derivatives by entering into legally enforceable agreements that enable the posting and receiving of collateral associated with the fair value of our derivative positions on an ongoing basis. In the event that we do not enter into legally enforceable agreements that enable the posting and receiving of collateral, we will consider our credit risk and the credit risk of our counterparties in the valuation of derivative instruments through a credit valuation adjustment (CVA). The CVA calculation utilizes our credit default swap spreads and the spreads of the counterparty.

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

	Recurring fair value measurements
June 30, 2011 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Trading securities
Mortgage-backed residential	$—	$272	$39	$311
Investment securities
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	585	584	—	1,169
States and political subdivisions	—	1	—	1
Foreign government	969	357	—	1,326
Mortgage-backed residential	—	7,846	1	7,847
Asset-backed	—	2,154	67	2,221
Corporate debt securities	13	1,540	—	1,553
Other debt securities	—	674	—	674

Total debt securities	1,567	13,156	68	14,791
Equity securities (a)	1,155	15	—	1,170

Total available-for-sale securities	2,722	13,171	68	15,961
Mortgage loans held-for-sale, net (b)	—	2,523	22	2,545
Consumer mortgage finance receivables and loans, net (b)	—	—	946	946
Mortgage servicing rights	—	—	3,701	3,701
Other assets
Interests retained in financial asset sales	—	—	307	307
Fair value of derivative contracts in receivable position
Interest rate	45	3,874	137	4,056
Foreign currency	—	97	1	98

Total fair value of derivative contracts in receivable position	45	3,971	138	4,154
Collateral placed with counterparties (c)	176	—	—	176

Total assets	$2,943	$19,937	$5,221	$28,101

Liabilities
Long-term debt
On-balance sheet securitization debt (b)	$—	$—	$(899)	$(899)
Accrued expenses and other liabilities
Fair value of derivative contracts in payable position
Interest rate	(45)	(3,616)	(50)	(3,711)
Foreign currency	—	(137)	(1)	(138)

Total fair value of derivative contracts in payable position	(45)	(3,753)	(51)	(3,849)
Loan repurchase liabilities (b)	—	—	(19)	(19)
Trading liabilities	—	(182)	—	(182)

Total liabilities	$(45)	$(3,935)	$(969)	$(4,949)

(a)	Our investment in one industry did not exceed 20%.
(b)	Carried at fair value due to fair value option elections.
(c)	Represents collateral in the form of investment securities. Cash collateral was excluded above.

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

	Level 3 recurring fair value measurements
	Fair value at April 1, 2011	Net realized/unrealized gains (losses)			Purchases	Sales	Issuances	Settlements	Fair value at June 30, 2011	Net unrealized gains (losses) included in earnings still held at June 30, 2011
($ in millions)		included in earnings		included in other comprehensive income
Assets
Trading securities
Mortgage-backed residential	$40	$2	(a)	$—	$—	$—	$—	$(3)	$39	$6	(a)
Investment securities
Available-for-sale securities
Debt securities
Mortgage-backed residential	1	—		—	—	—	—	—	1	—
Asset-backed	117	20	(b)	(6)	—	(64)	—	—	67	—

Total investment securities	118	20		(6)	—	(64)	—	—	68	—
Mortgage loans held-for-sale, net (c)	18	—		—	9	(1)	—	(4)	22	—
Consumer mortgage finance receivables and loans, net (c)	971	101	(c)	—	—	—	—	(126)	946	50	(c)
Mortgage servicing rights	3,774	(232	)(d)	—	15	—	144	—	3,701	(232	)(d)
Other assets
Interests retained in financial asset sales	569	134	(e)	—	—	—	1	(397)	307	(2	)(e)
Derivative contracts, net
Interest rate	111	(12	)(f)	—	—	—	—	(12)	87	(25	)(f)
Foreign currency	2	(2	)(f)	—	—	—	—	—	—	(2	)(f)

Total fair value of derivative contracts in receivable (payable) position, net	113	(14)		—	—	—	—	(12)	87	(27)

Total assets	$5,603	$11		$(6)	$24	$(65)	$145	$(542)	$5,170	$(205)

Liabilities
Long-term debt
On-balance sheet securitization debt (c)	$(922)	$(100	)(c)	$—	$—	$—	$—	$123	$(899)	$(44	)(c)
Accrued expenses and other liabilities
Loan repurchases liabilities (c)	(14)	—		—	(9)	—	—	4	(19)	—

Total liabilities	$(936)	$(100)		$—	$(9)	$—	$—	$127	$(918)	$(44)

(a)	The fair value adjustment was reported as other income, net of losses, and the related interest was reported as interest on trading securities in the Condensed Consolidated Statement of Income.
(b)	The fair value adjustment was reported as other income, net of losses, and the related interest was reported as interest and dividends on available-for-sale investment securities in the Condensed Consolidated Statement of Income.
(c)	Carried at fair value due to fair value option elections. Refer to the next section of this note titled Fair Value Option for Financial Assets and Liabilities for the location of the gains and losses in the Condensed Consolidated Statement of Income.
(d)	Fair value adjustment was reported as servicing-asset valuation and hedge activities, net, in the Condensed Consolidated Statement of Income.
(e)	Reported as other income, net of losses, in the Condensed Consolidated Statement of Income.
(f)	Refer to Note 19 for information related to the location of the gains and losses on derivative instruments in the Condensed Consolidated Statement of Income.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Level 3 recurring fair value measurements
	Fair value at April 1, 2010	Net realized/unrealized gain (losses)			Purchases, issuances, and settlements, net	Fair value at June 30, 2010	Net unrealized gains (losses) included in earnings still held at June 30, 2010
($ in millions)		included in earnings		included in other comprehensive income
Assets
Trading securities
Mortgage-backed residential	$54	$(4	)(a)	$—	$(4)	$46	$2	(a)
Asset-backed	89	—		(2)	—	87	—

Total trading securities	143	(4)		(2)	(4)	133	2
Investment securities
Available-for-sale securities
Debt securities
Mortgage-backed residential	3	—		(1)	—	2	—
Asset-backed	13	—		—	(5)	8	—

Total investment securities	16	—		(1)	(5)	10	—
Consumer mortgage finance receivables and loans, net (b)	2,572	375	(b)	—	(602)	2,345	166	(b)
Mortgage servicing rights	3,543	(748	)(c)	—	188	2,983	(748	)(c)
Other assets
Cash reserve deposits held-for-securitization trusts	2	—		—	—	2	—
Interests retained in financial asset sales	411	30	(d)	—	24	465	4	(d)
Derivative contracts, net
Interest rate contracts in receivable (payable) position, net	4	136	(e)	—	(35)	105	196	(e)

Total assets	$6,691	$(211)		$(3)	$(434)	$6,043	$(380)

Liabilities
Long-term debt
On-balance sheet securitization debt (b)	$(2,384)	$(361	)(b)	$—	$567	$(2,178)	$(201	)(b)

Total liabilities	$(2,384)	$(361)		$—	$567	$(2,178)	$(201)

(a)	The fair value adjustment was reported as other income, net of losses, and the related interest was reported as interest on trading securities in the Condensed Consolidated Statement of Income.
(b)	Carried at fair value due to fair value option elections. Refer to next section of this note titled Fair Value Option for Financial Assets and Liabilities for the location of the gains and losses in the Condensed Consolidated Statement of Income.
(c)	Fair value adjustment was reported as servicing-asset valuation and hedge activities, net, in the Condensed Consolidated Statement of Income.
(d)	Reported as other income, net of losses, in the Condensed Consolidated Statement of Income.
(e)	Refer to Note 19 for information related to the location of the gains and losses on derivative instruments in the Condensed Consolidated Statement of Income.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Level 3 recurring fair value measurements
	Fair value at January 1, 2011	Net realized/unrealized gains (losses)			Purchases	Sales		Issuances	Settlements	Fair value at June 30, 2011	Net unrealized gains (losses) included in earnings still held at June 30, 2011
($ in millions)		included in earnings		included in other comprehensive income
Assets
Trading securities
Mortgage-backed residential	$44	$3	(a)	$—	$—	$—		$—	$(8)	$39	$8	(a)
Asset-backed	94	—		—	—	(94)		—	—	—	—

Total trading securities	138	3		—	—	(94)		—	(8)	39	8
Investment securities
Available-for-sale securities
Debt securities
Mortgage-backed residential	1	—		—	—	—		—	—	1	—
Asset-backed	—	20	(b)	17	94	(64)		—	—	67	—

Total investment securities	1	20		17	94	(64)		—	—	68	—
Mortgage loans held-for-sale, net (c)	4	—		—	23	(1)		—	(4)	22	—
Consumer mortgage finance receivables and loans, net (c)	1,015	174	(c)	1	—	—		—	(244)	946	66	(c)
Mortgage servicing rights	3,738	(115	)(d)	—	16	(266	)(e)	328	—	3,701	(115	)(d)
Other assets
Interests retained in financial asset sales	568	157	(f)	—	—	—		1	(419)	307	(8	)(f)
Derivative contracts, net
Interest rate	(13)	129	(g)	—	—	—		—	(29)	87	98	(g)

Total assets	$5,451	$368		$18	$133	$(425)		$329	$(704)	$5,170	$49

Liabilities
Long-term debt
On-balance sheet securitization debt (c)	$(972)	$(167	)(c)	$1	$—	$—		$—	$239	$(899)	$(39	)(c)
Accrued expenses and other liabilities
Loan repurchases liabilities (c)	—	—		—	(23)	—		—	4	(19)	—

Total liabilities	$(972)	$(167)		$1	$(23)	$—		$—	$243	$(918)	$(39)

(a)	The fair value adjustment was reported as other income, net of losses, and the related interest was reported as interest on trading securities in the Condensed Consolidated Statement of Income.
(b)	The fair value adjustment was reported as other income, net of losses, and the related interest was reported as interest and dividends on available-for-sale investment securities in the Condensed Consolidated Statement of Income.
(c)	Carried at fair value due to fair value option elections. Refer to the next section of this note titled Fair Value Option for Financial Assets and Liabilities for the location of the gains and losses in the Condensed Consolidated Statement of Income.
(d)	Fair value adjustment was reported as servicing-asset valuation and hedge activities, net, in the Condensed Consolidated Statement of Income.
(e)	Represents excess mortgage servicing rights transferred to an agency-controlled trust in exchange for trading securities. These securities were then sold instantaneously to third-party investors for $266 million.
(f)	Reported as other income, net of losses, in the Condensed Consolidated Statement of Income.
(g)	Refer to Note 19 for information related to the location of the gains and losses on derivative instruments in the Condensed Consolidated Statement of Income.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Level 3 recurring fair value measurements
($ in millions)	Fair value at January 1, 2010	Net realized/unrealized gain (losses)			Purchases, issuances, and settlements, net	Fair value at June 30, 2010	Net unrealized gains (losses) included in earnings still held at June 30, 2010
		included in earnings		included in other comprehensive income
Assets
Trading securities
Mortgage-backed residential	$99	$—	(a)	$—	$(53)	$46	$11	(a)
Asset-backed	596	—		—	(509)	87	—

Total trading securities	695	—		—	(562)	133	11
Investment securities
Available-for-sale securities
Debt securities
Mortgage-backed residential	6	—		(1)	(3)	2	—
Asset-backed	20	—		—	(12)	8	—

Total investment securities	26	—		(1)	(15)	10	—
Consumer mortgage finance receivables and loans, net (b)	1,303	788	(b)	—	254	2,345	368	(b)
Mortgage servicing rights	3,554	(944	)(c)	—	373	2,983	(944	)(c)
Other assets
Cash reserve deposits held-for-securitization trusts	31	—		—	(29)	2	—
Interests retained in financial asset sales	471	33	(d)	—	(39)	465	6	(d)
Derivative contracts, net
Interest rate contracts in receivable (payable) position, net	103	(9	)(e)	—	11	105	139	(e)

Total assets	$6,183	$(132)		$(1)	$(7)	$6,043	$(420)

Liabilities
Long-term debt
On-balance sheet securitization debt (b)	$(1,294)	$(774	)(b)	$—	$(110)	$(2,178)	$(442	)(b)

Total liabilities	$(1,294)	$(774)		$—	$(110)	$(2,178)	$(442)

(a)	The fair value adjustment was reported as other income, net of losses, and the related interest was reported as interest on trading securities in the Condensed Consolidated Statement of Income.
(b)	Carried at fair value due to fair value option elections. Refer to next section of this note titled Fair Value Option for Financial Assets and Liabilities for the location of the gains and losses in the Condensed Consolidated Statement of Income.
(c)	Fair value adjustment was reported as servicing-asset valuation and hedge activities, net, in the Condensed Consolidated Statement of Income.
(d)	Reported as other income, net of losses, in the Condensed Consolidated Statement of Income.
(e)	Refer to Note 19 for information related to the location of the gains and losses on derivative instruments in the Condensed Consolidated Statement of Income.

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

The following tables display the assets and liabilities measured at fair value on a nonrecurring basis.

	Nonrecurring fair value measures				Lower of cost or fair value or valuation reserve allowance	Total loss included in earnings for the three months ended		Total loss included in earnings for the six months ended
June 30, 2011 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans held-for-sale (a)	$—	$—	$855	$855	$(57)	n/m	(b)	n/m	(b)
Commercial finance receivables and loans, net (c)
Automotive	—	—	427	427	(42)	n/m	(b)	n/m	(b)
Mortgage	—	8	22	30	(5)	n/m	(b)	n/m	(b)
Other	—	—	57	57	(10)	n/m	(b)	n/m	(b)

Total commercial finance receivables and loans, net	—	8	506	514	(57)	n/m	(b)	n/m	(b)
Other assets
Property and equipment	—	13	—	13	n/m (d)	$(8)		$(8)
Repossessed and foreclosed assets (e)	—	40	29	69	(9)	n/m	(b)	n/m	(b)

Total assets	$—	$61	$1,390	$1,451	$(123)	$(8)		$(8)

n/m = not meaningful

(a)	Represents loans held-for-sale that are required to be measured at the lower-of-cost or fair value. The table above includes only loans with fair values below cost during 2011. The related valuation allowance represents the cumulative adjustment to fair value of those specific loans.
(b)	We consider the applicable valuation or loan loss allowance to be the most relevant indicator of the impact on earnings caused by the fair value measurement. Accordingly, the table above excludes total gains and losses included in earnings for these items. The carrying values are inclusive of the respective valuation or loan loss allowance.
(c)	Represents the portion of the portfolio specifically impaired during 2011. The related valuation allowance represents the cumulative adjustment to fair value of those specific receivables.
(d)	The total gain (loss) included in earnings is the most relevant indicator of the impact on earnings.
(e)	The allowance provided for repossessed and foreclosed assets represents any cumulative valuation adjustment recognized to adjust the assets to fair value.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Nonrecurring fair value measures				Lower of cost or fair value or valuation reserve allowance	Total gains included in earnings for the three months ended		Total gains included in earnings for the six months ended
June 30, 2010 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Loans held-for-sale, net (a)
Automotive	$—	$—	$295	$295	$(96)	n/m	(b)	n/m	(b)
Mortgage	—	—	835	835	(61)	n/m	(b)	n/m	(b)

Total loans held-for-sale, net	—	—	1,130	1,130	(157)	n/m	(b)	n/m	(b)
Commercial finance receivables and loans, net (c)
Automotive	—	—	379	379	(81)	n/m	(b)	n/m	(b)
Mortgage	—	44	65	109	(59)	n/m	(b)	n/m	(b)
Other	—	—	486	486	(161)	n/m	(b)	n/m	(b)

Total commercial finance receivables and loans, net	—	44	930	974	(301)	n/m	(b)	n/m	(b)
Other assets
Real estate and other investments (d)	—	23	—	23	n/m (e)	$1		$2
Repossessed and foreclosed assets (f)	—	44	73	117	(29)	n/m	(b)	n/m	(b)

Total assets	$—	$111	$2,133	$2,244	$(487)	$1		$2

n/m = not meaningful

(a)	Represents loans held-for-sale that are required to be measured at the lower of cost or fair value. The table above includes only loans with fair values below cost during 2010. The related valuation allowance represents the cumulative adjustment to fair value of those specific loans.
(b)	We consider the applicable valuation or loan loss allowance to be the most relevant indicator of the impact on earnings caused by the fair value measurement. Accordingly, the table above excludes total gains and losses included in earnings for these items. The carrying values are inclusive of the respective valuation or loan loss allowance.
(c)	Represents the portion of the portfolio specifically impaired during 2010. The related valuation allowance represents the cumulative adjustment to fair value of those specific receivables.
(d)	Represents model homes impaired during 2010. The total gain included in earnings represents adjustments to the fair value of the portfolio based on actual sales during the three months and six months ended June 30, 2010.
(e)	The total gain (loss) included in earnings is the most relevant indicator of the impact on earnings.
(f)	The allowance provided for repossessed and foreclosed assets represents any cumulative valuation adjustment recognized to adjust the assets to fair value.

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

	Changes included in the Condensed Consolidated Statement of Income
Three months ended June 30, ($ in millions)	Interest and fees on finance receivables and loans		Interest on loans held-for-sale		Interest on long-term debt		Gain on mortgage loans, net	Other income, net of losses	Total included in earnings	Change in fair value due to credit risk (a)
2011
Assets
Mortgage loans held-for-sale, net	$—		$38	(b)	$—		$244	$—	$282	$—	(c)
Consumer mortgage finance receivables and loans, net	52	(b)	—		—		—	49	101	22	(d)
Liabilities
Long-term debt
On-balance sheet securitization debt	$—		$—		$(29	)(e)	$—	$(71)	$(100)	$(50	)(f)

Total									$283

2010
Assets
Mortgage loans held-for-sale, net	$—		$36	(b)	$—		$225	$—	$261	$—	(c)
Consumer mortgage finance receivables and loans, net	159	(b)	—		—		—	215	374	(35	)(d)
Liabilities
Long-term debt
On-balance sheet securitization debt	$(18)		$—		$(71	)(e)	$—	$(271)	$(360)	$34	(f)

Total									$275

(a)	Factors other than credit quality that impact fair value include changes in market interest rates and the illiquidity or marketability in the current marketplace. Lower levels of observable data points in illiquid markets generally result in wide bid/offer spreads.
(b)	Interest income is measured by multiplying the unpaid principal balance on the loans by the coupon rate and the number of days of interest due.
(c)	The credit impact for agency eligible loans held-for-sale is assumed to be zero because the loans are either suitable for sale or are covered by a government guarantee. The credit impact for nonagency eligible loans was quantified by applying internal credit loss assumptions to cash flow models.
(d)	The credit impact for consumer mortgage finance receivables and loans was quantified by applying internal credit loss assumptions to cash flow models.
(e)	Interest expense is measured by multiplying bond principal by the coupon rate and the number of days of interest due to the investor.
(f)	The credit impact for on-balance sheet securitization debt is assumed to be zero until our economic interests in a particular securitization is reduced to zero at which point the losses on the underlying collateral will be expected to be passed through to third-party bondholders. Losses allocated to third-party bondholders, including changes in the amount of losses allocated, will result in fair value changes due to credit. We also monitor credit ratings and will make credit adjustments to the extent any bond classes are downgraded by rating agencies.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Changes included in the Condensed Consolidated Statement of Income
Six months ended June 30, ($ in millions)	Interest and fees on finance receivables and loans		Interest on loans held-for-sale		Interest on long-term debt		Gain on mortgage loans, net	Other income, net of losses	Total included in earnings	Change in fair value due to credit risk (a)
2011
Assets
Mortgage loans held-for-sale, net	$—		$79	(b)	$—		$284	$—	$363	$—	(c)
Consumer mortgage finance receivables and loans, net	106	(b)	—		—		—	68	174	5	(d)
Liabilities
Long-term debt
On-balance sheet securitization debt	$—		$—		$(60	)(e)	$—	$(107)	$(167)	$(23	)(f)

Total									$370

2010
Assets
Mortgage loans held-for-sale, net	$—		$92	(b)	$—		$409	$—	$501	$—	(c)
Consumer mortgage finance receivables and loans, net	328	(b)	—		—		—	459	787	(69	)(d)
Liabilities
Long-term debt
On-balance sheet securitization debt	$(18)		$—		$(167	)(e)	$—	$(588)	$(773)	$71	(f)

Total									$515

(a)	Factors other than credit quality that impact fair value include changes in market interest rates and the illiquidity or marketability in the current marketplace. Lower levels of observable data points in illiquid markets generally result in wide bid/offer spreads.
(b)	Interest income is measured by multiplying the unpaid principal balance on the loans by the coupon rate and the number of days of interest due.
(c)	The credit impact for agency eligible loans held-for-sale is assumed to be zero because the loans are either suitable for sale or are covered by a government guarantee. The credit impact for nonagency eligible loans was quantified by applying internal credit loss assumptions to cash flow models.
(d)	The credit impact for consumer mortgage finance receivables and loans was quantified by applying internal credit loss assumptions to cash flow models.
(e)	Interest expense is measured by multiplying bond principal by the coupon rate and the number of days of interest due to the investor.
(f)	The credit impact for on-balance sheet securitization debt is assumed to be zero until our economic interests in a particular securitization is reduced to zero at which point the losses on the underlying collateral will be expected to be passed through to third-party bondholders. Losses allocated to third-party bondholders, including changes in the amount of losses allocated, will result in fair value changes due to credit. We also monitor credit ratings and will make credit adjustments to the extent any bond classes are downgraded by rating agencies.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table provides the aggregate fair value and the aggregate unpaid principal balance for the fair value option-elected loans and long-term debt instruments.

	June 30, 2011		December 31, 2010
($ in millions)	Unpaid principal balance	Fair value (a)	Unpaid principal balance	Fair value (a)
Assets
Mortgage loans held-for-sale, net
Total loans	$2,469	$2,545	$6,354	$6,424
Nonaccrual loans	35	19	3	1
Loans 90+ days past due (b)	35	19	—	—
Consumer mortgage finance receivables and loans, net
Total loans	2,698	946	2,905	1,015
Nonaccrual loans (c)	533	242	586	260
Loans 90+ days past due (b)(c)	372	188	366	184
Liabilities
Long-term debt
On-balance sheet securitization debt	$(2,790)	$(899)	$(2,969)	$(972)
Accrued expenses and other liabilities
Loan repurchase liabilities	(35)	(19)	—	—

(a)	Excludes accrued interest receivable.
(b)	Loans 90+ days past due are also presented within the nonaccrual loan balance and the total loan balance; however, excludes government-insured loans that are still accruing interest.
(c)	The fair value of consumer mortgage finance receivables and loans is calculated on a pooled basis; therefore, we allocated the fair value of nonaccrual loans and loans 90+ days past due to individual loans based on the unpaid principal balances. For further discussion regarding the pooled basis, refer to the previous section of this note titled Consumer mortgage finance receivables and loans, net.

Fair Value of Financial Instruments

The following table presents the carrying and estimated fair value of assets and liabilities that are considered financial instruments. Accordingly, items that do not meet the definition of a financial instrument are excluded from the table. When possible, we use quoted market prices to determine fair value. Where quoted market prices are not available, the fair value is internally derived based on appropriate valuation methodologies with respect to the amount and timing of future cash flows and estimated discount rates. However, considerable judgment is required in interpreting market data to develop estimates of fair value, so the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions or estimation methodologies could be material to the estimated fair values. Fair value information presented herein was based on information available at June 30, 2011, and December 31, 2010.

	June 30, 2011		December 31, 2010
($ in millions)	Carrying value	Fair value	Carrying value	Fair value
Financial assets
Trading securities	$311	$311	$240	$240
Investment securities	15,961	15,961	14,846	14,846
Loans held-for-sale, net	7,168	7,266	11,411	11,449
Finance receivables and loans, net	108,986	108,914	100,540	99,462
Interests retained in financial asset sales	307	307	568	568
Fair value of derivative contracts in receivable position	4,154	4,154	3,966	3,966
Collateral placed with counterparties (a)	176	176	728	728
Financial liabilities
Deposit liabilities (b)	$40,229	$40,696	$37,291	$37,546
Short-term borrowings	7,130	7,116	7,508	7,509
Long-term debt (c)	92,304	91,640	87,181	88,996
Fair value of derivative contracts in liability position	3,849	3,849	3,860	3,860
Trading liabilities	182	182	—	—

(a)	Represents collateral in the form of investment securities. Cash collateral was excluded above.
(b)	The carrying value and fair value amounts exclude dealer deposits.
(c)	Debt includes deferred interest for zero-coupon bonds of $581million and $569 million at June 30, 2011, and December 31, 2010, respectively.

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

For mortgage loans held-for-investment used as collateral for securitization debt, we used a portfolio approach to measure these loans at fair value. The objective in fair valuing these loans (which are legally isolated and beyond the reach of our creditors) and the related collateralized borrowings is to reflect our retained economic position in the securitizations. For mortgage loans held-for-investment that are not securitized, we used valuation methods and assumptions similar to those used for mortgage loans held-for-sale. These valuations consider unique attributes of the loans such as geography, delinquency status, product type, and other factors. Refer to the previous section in this note titled Loans held-for-sale, net, for a description of methodologies and assumptions used to determine the fair value of mortgage loans held-for-sale.

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

•

Mortgage — Legacy Portfolio and Other operations — Primarily consists of loans originated prior to January 1, 2009, and includes noncore business activities including discontinued operations, portfolios in runoff, our mortgage reinsurance business, and cash held in the ResCap legal entity. These activities, all of which we have discontinued, included, among other things: lending to real estate developers and homebuilders in the United States and United Kingdom; and purchasing, selling, and securitizing nonconforming residential mortgage loans (with the exception of U.S. prime jumbo mortgage loans originated subsequent to January 1, 2009, which are included in our Origination and Servicing operations) in both the United States and internationally.

Corporate and Other consists of our Commercial Finance Group, certain equity investments, other corporate activities, the residual impacts of our corporate funds transfer pricing (FTP) and treasury asset liability management activities (ALM), noninterest expenses associated with deposit gathering activities, and reclassifications and eliminations between the reportable operating segments.

We utilize an FTP methodology for the majority of our business operations. The FTP methodology assigns charge rates and credit rates to classes of assets and liabilities based on expected duration and the LIBOR swap curve plus an assumed credit spread. Matching duration allocates interest income and interest expense to these reportable segments so their respective results are insulated from interest rate risk. This methodology is consistent with our ALM practices, which includes managing interest rate risk centrally at a corporate level. The net residual impact of the FTP methodology is included within the results of Corporate and Other.

The information presented in our reportable operating segments and geographic areas tables that follow are based in part on internal allocations, which involve management judgment.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Financial information for our reportable operating segments is summarized as follows.

	Global Automotive Services			Mortgage (a)
Three months ended June 30, ($ in millions)	North American Automotive Finance operations	International Automotive Finance operations (b)	Insurance operations	Origination and Servicing operations	Legacy Portfolio and Other operations	Corporate and Other (c)	Consolidated (d)
2011
Net financing revenue (loss)	$878	$176	$23	$(18)	$78	$(426)	$711
Other revenue	114	65	493	322	15	107	1,116

Total net revenue (loss)	992	241	516	304	93	(319)	1,827
Provision for loan losses	55	7	—	—	38	(49)	51
Other noninterest expense	378	163	443	257	229	114	1,584

Income (loss) from continuing operations before income tax	$559	$71	$73	$47	$(174)	$(384)	$192

Total assets	$90,943	$16,582	$8,533	$20,010	$11,313	$31,508	$178,889

2010
Net financing revenue (loss)	$851	$173	$23	$(18)	$172	$(492)	$709
Other revenue	186	85	550	459	72	36	1,388

Total net revenue (loss)	1,037	258	573	441	244	(456)	2,097
Provision for loan losses	106	9	—	(35)	127	11	218
Other noninterest expense	339	154	465	227	136	123	1,444

Income (loss) from continuing operations before income tax	$592	$95	$108	$249	$(19)	$(590)	$435

Total assets	$74,146	$16,596	$8,552	$20,014	$26,029	$31,465	$176,802

(a)	Represents the ResCap legal entity and the mortgage activities of Ally Bank and ResMor Trust.
(b)	Amounts include intrasegment eliminations between our North American Automotive Finance operations, International Automotive Finance operations, and Insurance operations.
(c)	Total assets for the Commercial Finance Group were $1.3 billion and $2.4 billion at June 30, 2011 and 2010, respectively.
(d)	Net financing revenue (loss) after the provision for loan losses totaled $660 million and $491 million for the three months ended June 30, 2011 and 2010, respectively.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Global Automotive Services			Mortgage (a)
Six months ended June 30, ($ in millions)	North American Automotive Finance operations	International Automotive Finance operations (b)	Insurance operations	Origination and Servicing operations	Legacy Portfolio and Other operations	Corporate and Other (c)	Consolidated (d)
2011
Net financing revenue (loss)	$1,696	$347	$45	$(48)	$156	$(948)	$1,248
Other revenue	223	140	991	673	27	132	2,186

Total net revenue (loss)	1,919	487	1,036	625	183	(816)	3,434
Provision for loan losses	101	44	—	2	83	(66)	164
Other noninterest expense	741	332	829	503	313	258	2,976

Income (loss) from continuing operations before income tax	$1,077	$111	$207	$120	$(213)	$(1,008)	$294

Total assets	$90,943	$16,582	$8,533	$20,010	$11,313	$31,508	$178,889

2010
Net financing revenue (loss)	$1,723	$351	$53	$(29)	$365	$(1,002)	$1,461
Other revenue	389	177	1,141	805	95	(121)	2,486

Total net revenue (loss)	2,112	528	1,194	776	460	(1,123)	3,947
Provision for loan losses	207	30	—	(34)	133	26	362
Other noninterest expense	701	356	903	490	261	252	2,963

Income (loss) from continuing operations before income tax	$1,204	$142	$291	$320	$66	$(1,401)	$622

Total assets	$74,146	$16,596	$8,552	$20,014	$26,029	$31,465	$176,802

(a)	Represents the ResCap legal entity and the mortgage activities of Ally Bank and ResMor Trust.
(b)	Amounts include intrasegment eliminations between our North American Automotive Finance operations, International Automotive Finance operations, and Insurance operations.
(c)	Total assets for the Commercial Finance Group were $1.3 billion and $2.4 billion at June 30, 2011 and 2010, respectively.
(d)	Net financing revenue (loss) after the provision for loan losses totaled $1.1 billion for the six months ended June 30, 2011 and 2010.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Information concerning principal geographic areas was as follows.

Three months ended June 30, ($ in millions)	Revenue (a)	Income (loss) from continuing operations before income tax expense (benefit) (b)	Net income (loss) (b)
2011
Canada	$250	$133	$98
Europe (c)	149	60	49
Latin America	251	73	62

Total foreign	650	266	209
Total domestic (d)	1,177	(74)	(96)

Total	$1,827	$192	$113

2010
Canada	$206	$86	$73
Europe (c)	127	72	68
Latin America	213	45	52
Asia-Pacific	—	(2)	(23)

Total foreign	546	201	170
Total domestic (d)	1,551	234	395

Total	$2,097	$435	$565

(a)	Revenue consists of net financing revenue and total other revenue as presented in our Condensed Consolidated Statement of Income.
(b)	The domestic amounts include original discount amortization of $257 million and $293 million for the three months ended June 30, 2011 and 2010, respectively.
(c)	Amounts include eliminations between our foreign operations.
(d)	Amounts include eliminations between our domestic and foreign operations.

Six months ended June 30, ($ in millions)	Revenue (a)	Income (loss) from continuing operations before income tax expense (benefit) (b)	Net income (loss) (b)
2011
Canada	$437	$211	$275
Europe (c)	318	123	98
Latin America	488	146	94
Asia-Pacific	1	(1)	(1)

Total foreign	1,244	479	466
Total domestic (d)	2,190	(185)	(207)

Total	$3,434	$294	$259

2010
Canada	$367	$137	$117
Europe (c)	332	28	34
Latin America	420	90	87
Asia-Pacific	2	5	(46)

Total foreign	1,121	260	192
Total domestic (d)	2,826	362	535

Total	$3,947	$622	$727

(a)	Revenue consists of net financing revenue and total other revenue as presented in our Condensed Consolidated Statement of Income.
(b)	The domestic amounts include original discount amortization of $556 million and $589 million for the six months ended June 30, 2011 and 2010, respectively.
(c)	Amounts include eliminations between our foreign operations.
(d)	Amounts include eliminations between our domestic and foreign operations.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

23.	Parent and Guarantor Consolidating Financial Statements

Certain of our senior notes are guaranteed by a group of subsidiaries (the Guarantors). The Guarantors, each of which is a 100% directly owned subsidiary of Ally Financial Inc, are Ally US LLC, IB Finance Holding Company, LLC, GMAC Latin America Holdings LLC, GMAC International Holdings B.V., and GMAC Continental Corporation. The Guarantors fully and unconditionally guarantee the senior notes on a joint and several basis.

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

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Condensed Consolidating Statement of Income

Three months ended June 30, 2011 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$269	$7	$1,404	$(4)	$1,676
Interest and fees on finance receivables and loans — intercompany	83	6	5	(94)	—
Interest on loans held-for-sale	—	—	98	—	98
Interest on trading facilities	—	—	3	—	3
Interest and dividends on available-for-sale investment securities	—	—	108	—	108
Interest and dividends on available-for-sale investment securities — intercompany	—	—	(2)	2	—
Interest-bearing cash	1	—	14	—	15
Operating leases	307	—	313	—	620

Total financing revenue and other interest income	660	13	1,943	(96)	2,520
Interest expense
Interest on deposits	16	—	159	—	175
Interest on short-term borrowings	13	1	94	—	108
Interest on long-term debt	915	3	416	—	1,334
Interest on intercompany debt	(4)	6	94	(96)	—

Total interest expense	940	10	763	(96)	1,617
Depreciation expense on operating lease assets	69	—	123	—	192

Net financing (loss) revenue	(349)	3	1,057	—	711
Dividends from subsidiary
Nonbank subsidiaries	10	—	—	(10)	—
Other revenue
Servicing fees	59	—	294	—	353
Servicing asset valuation and hedge activities, net	—	—	(105)	—	(105)

Total servicing income, net	59	—	189	—	248
Insurance premiums and service revenue earned	—	—	433	—	433
Gain on mortgage and automotive loans, net	20	—	95	—	115
Loss on extinguishment of debt	(25)	—	—	—	(25)
Other gain on investments, net	—	—	92	—	92
Other income, net of losses	(60)	1	467	(155)	253

Total other revenue	(6)	1	1,276	(155)	1,116
Total net revenue	(345)	4	2,333	(165)	1,827
Provision for loan losses	(44)	1	94	—	51
Noninterest expense
Compensation and benefits expense	192	3	229	—	424
Insurance losses and loss adjustment expenses	—	—	244	—	244
Other operating expenses	117	1	953	(155)	916

Total noninterest expense	309	4	1,426	(155)	1,584
(Loss) income from continuing operations before income tax (benefit) expense and undistributed income of subsidiaries	(610)	(1)	813	(10)	192
Income tax (benefit) expense from continuing operations	(141)	5	218	—	82

Net (loss) income from continuing operations	(469)	(6)	595	(10)	110

(Loss) income from discontinued operations, net of tax	(5)	—	8	—	3
Undistributed income of subsidiaries
Bank subsidiary	245	245	—	(490)	—
Nonbank subsidiaries	342	116	—	(458)	—

Net income	$113	$355	$603	$(958)	$113

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Three months ended June 30, 2010 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$175	$6	$1,436	$—	$1,617
Interest and fees on finance receivables and loans — intercompany	137	—	(1)	(136)	—
Interest on loans held-for-sale	21	—	135	—	156
Interest on trading facilities	—	—	6	—	6
Interest and dividends on available-for-sale investment securities	—	—	90	—	90
Interest and dividends on available-for-sale investment securities — intercompany	18	—	1	(19)	—
Interest-bearing cash	4	—	14	—	18
Operating leases	283	—	728	—	1,011

Total financing revenue and other interest income	638	6	2,409	(155)	2,898
Interest expense
Interest on deposits	12	—	143	—	155
Interest on short-term borrowings	10	—	89	—	99
Interest on long-term debt	921	4	484	—	1,409
Interest on intercompany debt	(5)	—	169	(164)	—

Total interest expense	938	4	885	(164)	1,663
Depreciation expense on operating lease assets	79	—	447	—	526

Net financing (loss) revenue	(379)	2	1,077	9	709
Dividends from subsidiaries
Nonbank subsidiaries	11	1	—	(12)	—
Other revenue
Servicing fees	99	—	285	—	384
Servicing asset valuation and hedge activities, net	—	—	(21)	—	(21)

Total servicing income, net	99	—	264	—	363
Insurance premiums and service revenue earned	—	—	477	—	477
Gain on mortgage and automotive loans, net	20	—	246	—	266
Loss on extinguishment of debt	—	—	(3)	—	(3)
Other gain on investments, net	—	—	112	—	112
Other income, net of losses	12	1	300	(140)	173

Total other revenue	131	1	1,396	(140)	1,388
Total net revenue	(237)	4	2,473	(143)	2,097
Provision for loan losses	(29)	(1)	248	—	218
Noninterest expense
Compensation and benefits expense	184	4	200	—	388
Insurance losses and loss adjustment expenses	—	—	224	—	224
Other operating expenses	170	—	801	(139)	832

Total noninterest expense	354	4	1,225	(139)	1,444
(Loss) income from continuing operations before income tax (benefit) expense and undistributed income of subsidiaries	(562)	1	1,000	(4)	435
Income tax (benefit) expense from continuing operations	(148)	—	181	—	33

Net (loss) income from continuing operations	(414)	1	819	(4)	402

Income from discontinued operations, net of tax	64	—	99	—	163
Undistributed income of subsidiaries
Bank subsidiary	124	124	—	(248)	—
Nonbank subsidiaries	791	86	—	(877)	—

Net income	$565	$211	$918	$(1,129)	$565

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Six months ended June 30, 2011 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$521	$14	$2,768	$(4)	$3,299
Interest and fees on finance receivables and loans — intercompany	174	11	12	(197)	—
Interest on loans held-for-sale	—	—	206	—	206
Interest on trading facilities	—	—	6	—	6
Interest and dividends on available-for-sale investment securities	3	—	209	—	212
Interest-bearing cash	4	—	23	—	27
Operating leases	615	—	685	—	1,300

Total financing revenue and other interest income	1,317	25	3,909	(201)	5,050
Interest expense
Interest on deposits	31	—	316	—	347
Interest on short-term borrowings	26	1	207	—	234
Interest on long-term debt	1,903	5	836	—	2,744
Interest on intercompany debt	(8)	13	196	(201)	—

Total interest expense	1,952	19	1,555	(201)	3,325
Depreciation expense on operating lease assets	200	—	277	—	477

Net financing (loss) revenue	(835)	6	2,077	—	1,248
Dividends from subsidiary
Nonbank subsidiaries	511	—	—	(511)	—
Other revenue
Servicing fees	139	—	585	—	724
Servicing asset valuation and hedge activities, net	—	—	(192)	—	(192)

Total servicing income, net	139	—	393	—	532
Insurance premiums and service revenue earned	—	—	866	—	866
Gain on mortgage and automotive loans, net	20	—	187	—	207
Loss on extinguishment of debt	(64)	—	—	—	(64)
Other gain on investments, net	9	—	167	—	176
Other income, net of losses	(45)	1	816	(303)	469

Total other revenue	59	1	2,429	(303)	2,186
Total net revenue	(265)	7	4,506	(814)	3,434
Provision for loan losses	78	—	86	—	164
Noninterest expense
Compensation and benefits expense	390	5	463	—	858
Insurance losses and loss adjustment expenses	—	—	430	—	430
Other operating expenses	235	2	1,754	(303)	1,688

Total noninterest expense	625	7	2,647	(303)	2,976
(Loss) income from continuing operations before income tax (benefit) expense and undistributed income of subsidiaries	(968)	—	1,773	(511)	294
Income tax (benefit) expense from continuing operations	(289)	5	298	—	14

Net (loss) income from continuing operations	(679)	(5)	1,475	(511)	280

Loss from discontinued operations, net of tax	(10)	—	(11)	—	(21)
Undistributed income of subsidiaries
Bank subsidiary	496	496	—	(992)	—
Nonbank subsidiaries	452	313	—	(765)	—

Net income	$259	$804	$1,464	$(2,268)	$259

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Six months ended June 30, 2010 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$491	$14	$2,730	$—	$3,235
Interest and fees on finance receivables and loans — intercompany	314	1	—	(315)	—
Interest on loans held-for-sale	67	—	304	—	371
Interest on trading facilities	—	—	7	—	7
Interest and dividends on available-for-sale investment securities	—	—	191	(2)	189
Interest and dividends on available-for-sale investment securities — intercompany	40	—	2	(42)	—
Interest-bearing cash	5	—	27	—	32
Operating leases	483	—	1,691	—	2,174

Total financing revenue and other interest income	1,400	15	4,952	(359)	6,008
Interest expense
Interest on deposits	22	—	291	—	313
Interest on short-term borrowings	19	—	191	—	210
Interest on long-term debt	1,829	9	1,004	—	2,842
Interest on intercompany debt	(11)	1	338	(328)	—

Total interest expense	1,859	10	1,824	(328)	3,365
Depreciation expense on operating lease assets	149	—	1,033	—	1,182

Net financing (loss) revenue	(608)	5	2,095	(31)	1,461
Dividends from subsidiaries
Nonbank subsidiaries	16	1	—	(17)	—
Other revenue
Servicing fees	243	—	526	—	769
Servicing asset valuation and hedge activities, net	—	—	(154)	—	(154)

Total servicing income, net	243	—	372	—	615
Insurance premiums and service revenue earned	—	—	945	—	945
(Loss) gain on mortgage and automotive loans, net	(11)	—	548	—	537
Loss on extinguishment of debt	(116)	—	(5)	—	(121)
Other gain on investments, net	—	—	256	(1)	255
Other income, net of losses	(64)	1	595	(277)	255

Total other revenue	52	1	2,711	(278)	2,486
Total net revenue	(540)	7	4,806	(326)	3,947
Provision for loan losses	(48)	(1)	411	—	362
Noninterest expense
Compensation and benefits expense	379	7	428	—	814
Insurance losses and loss adjustment expenses	—	—	435	—	435
Other operating expenses	323	13	1,655	(277)	1,714

Total noninterest expense	702	20	2,518	(277)	2,963
(Loss) income from continuing operations before income tax (benefit) expense and undistributed income of subsidiaries	(1,194)	(12)	1,877	(49)	622
Income tax (benefit) expense from continuing operations	(313)	—	382	—	69

Net (loss) income from continuing operations	(881)	(12)	1,495	(49)	553

Income from discontinued operations, net of tax	80	—	94	—	174
Undistributed income of subsidiaries
Bank subsidiary	349	349	—	(698)	—
Nonbank subsidiaries	1,179	137	—	(1,316)	—

Net income	$727	$474	$1,589	$(2,063)	$727

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Condensed Consolidating Balance Sheet

June 30, 2011 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Assets
Cash and cash equivalents
Noninterest-bearing	$1,720	$—	$319	$—	$2,039
Interest-bearing	5,503	18	7,341	—	12,862
Interest-bearing — intercompany	—	—	305	(305)	—

Total cash and cash equivalents	7,223	18	7,965	(305)	14,901
Trading securities	—	—	311	—	311
Investment securities	—	—	15,961	—	15,961
Loans held-for-sale, net	—	—	7,168	—	7,168
Finance receivables and loans, net
Finance receivables and loans, net	15,770	421	94,534	—	110,725
Intercompany loans to Bank subsidiary	2,300	—	—	(2,300)	—
Nonbank subsidiaries	7,733	396	487	(8,616)	—
Allowance for loan losses	(303)	(1)	(1,435)	—	(1,739)

Total finance receivables and loans, net	25,500	816	93,586	(10,916)	108,986
Investment in operating leases, net	4,734	—	4,281	—	9,015
Intercompany receivables from
Bank subsidiary	6,226	—	—	(6,226)	—
Nonbank subsidiaries	318	2	838	(1,158)	—
Investment in subsidiaries
Bank subsidiary	11,922	11,922	—	(23,844)	—
Nonbank subsidiaries	17,908	3,845	—	(21,753)	—
Mortgage servicing rights	—	—	3,701	—	3,701
Premiums receivable and other insurance assets	(7)	—	2,134	(3)	2,124
Other assets	2,690	3	14,702	(673)	16,722

Total assets	$76,514	$16,606	$150,647	$(64,878)	$178,889

Liabilities
Deposit liabilities
Noninterest-bearing	$—	$—	$2,405	$—	$2,405
Interest-bearing	1,715	—	38,142	—	39,857

Total deposit liabilities	1,715	—	40,547	—	42,262
Short-term borrowings	2,446	94	4,590	—	7,130
Long-term debt	42,677	241	48,805	—	91,723
Intercompany debt to Nonbank subsidiaries	305	487	10,429	(11,221)	—
Intercompany payables to Nonbank subsidiaries	6,625	1	758	(7,384)	—
Interest payable	1,191	5	538	—	1,734
Unearned insurance premiums and service revenue	—	—	2,845	—	2,845
Reserves for insurance losses and loss adjustment expenses	—	—	782	—	782
Accrued expenses and other liabilities	1,132	8	11,525	(675)	11,990

Total liabilities	56,091	836	120,819	(19,280)	158,466

Total equity	20,423	15,770	29,828	(45,598)	20,423

Total liabilities and equity	$76,514	$16,606	$150,647	$(64,878)	$178,889

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

December 31, 2010 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Assets
Cash and cash equivalents
Noninterest-bearing	$1,251	$—	$463	$—	$1,714
Interest-bearing	3,414	1	6,541	—	9,956
Interest-bearing — intercompany	—	—	504	(504)	—

Total cash and cash equivalents	4,665	1	7,508	(504)	11,670
Trading securities	—	—	240	—	240
Investment securities	1,488	—	13,358	—	14,846
Investment securities — intercompany	2	—	—	(2)	—
Loans held-for-sale, net	—	—	11,411	—	11,411
Finance receivables and loans, net
Finance receivables and loans, net	10,047	425	91,941	—	102,413
Intercompany loans to Bank subsidiary	3,650	—	—	(3,650)	—
Nonbank subsidiaries	9,461	367	463	(10,291)	—
Allowance for loan losses	(266)	(1)	(1,606)	—	(1,873)

Total finance receivables and loans, net	22,892	791	90,798	(13,941)	100,540
Investment in operating leases, net	3,864	—	5,264	—	9,128
Intercompany receivables from
Bank subsidiary	5,930	—	—	(5,930)	—
Nonbank subsidiaries	—	213	—	(213)	—
Investment in subsidiaries
Bank subsidiary	10,886	10,886	—	(21,772)	—
Nonbank subsidiaries	23,632	3,123	—	(26,755)	—
Mortgage servicing rights	—	—	3,738	—	3,738
Premiums receivable and other insurance assets	—	—	2,190	(9)	2,181
Other assets	2,752	3	16,389	(890)	18,254

Total assets	$76,111	$15,017	$150,896	$(70,016)	$172,008

Liabilities
Deposit liabilities
Noninterest-bearing	$—	$—	$2,131	$—	$2,131
Interest-bearing	1,459	—	35,458	—	36,917

Total deposit liabilities	1,459	—	37,589	—	39,048
Short-term borrowings	2,519	89	4,900	—	7,508
Long-term debt	43,897	239	42,476	—	86,612
Intercompany debt to
Nonbank subsidiaries	504	462	13,481	(14,447)	—
Intercompany payables to
Nonbank subsidiaries	4,466	—	1,716	(6,182)	—
Interest payable	1,229	3	597	—	1,829
Unearned insurance premiums and service revenue	—	—	2,854	—	2,854
Reserves for insurance losses and loss adjustment expenses	—	—	862	—	862
Accrued expenses and other liabilities	1,548	1	12,117	(860)	12,806

Total liabilities	55,622	794	116,592	(21,489)	151,519

Total equity	20,489	14,223	34,304	(48,527)	20,489

Total liabilities and equity	$76,111	$15,017	$150,896	$(70,016)	$172,008

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Condensed Consolidating Statement of Cash Flows

Six months ended June 30, 2011 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Operating activities
Net cash provided by operating activities	$4,533	$218	$124	$(512)	$4,363
Investing activities
Purchases of available-for-sale securities	—	—	(10,982)	—	(10,982)
Proceeds from sales of available-for-sale securities	1,494	—	6,929	—	8,423
Proceeds from maturities of available-for-sale securities	1	—	2,385	—	2,386
Net (increase) decrease in finance receivables and loans	(7,165)	4	(1,508)	—	(8,669)
Proceeds from sales of finance receivables and loans	1,346	—	—	—	1,346
Net decrease (increase) in loans — intercompany	3,078	(30)	(24)	(3,024)	—
Net (increase) decrease in operating lease assets	(1,004)	—	808	—	(196)
Capital contributions to subsidiaries	(1,091)	(500)	—	1,591	—
Returns of contributed capital	4,037	—	—	(4,037)	—
Proceeds from sale of business units, net	—	—	47	—	47
Other, net	(185)	—	1,056	—	871

Net cash used in investing activities	511	(526)	(1,289)	(5,470)	(6,774)
Financing activities
Net change in short-term debt — third party	(73)	6	(160)	—	(227)
Net increase in bank deposits	—	—	2,570	—	2,570
Proceeds from issuance of long-term debt — third party	2,549	45	23,631	—	26,225
Repayments of long-term debt — third party	(4,598)	(43)	(18,310)	—	(22,951)
Net change in debt — intercompany	(199)	24	(3,048)	3,223	—
Dividends paid — third party	(419)	—	—	—	(419)
Dividends paid and returns of contributed capital — intercompany	—	(207)	(4,342)	4,549	—
Capital contributions from parent	—	500	1,091	(1,591)	—
Other, net	254	—	297	—	551

Net cash (used in) provided by financing activities	(2,486)	325	1,729	6,181	5,749
Effect of exchange-rate changes on cash and cash equivalents	—	—	(78)	—	(78)

Net increase in cash and cash equivalents	2,558	17	486	199	3,260
Adjustment for change in cash and cash equivalents of operations held-for-sale	—	—	(29)	—	(29)
Cash and cash equivalents at beginning of year	4,665	1	7,508	(504)	11,670

Cash and cash equivalents at June 30	$7,223	$18	$7,965	$(305)	$14,901

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Six months ended June 30, 2010 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Operating activities
Net cash provided by operating activities	$575	$23	$11,002	$(17)	$11,583
Investing activities
Purchases of available-for-sale securities	—	—	(11,994)	—	(11,994)
Proceeds from sales of available-for-sale securities	41	—	9,854	(41)	9,854
Proceeds from maturities of available-for-sale securities	—	—	2,535	—	2,535
Net increase in investment securities — intercompany	54	—	(245)	191	—
Net (increase) decrease in finance receivables and loans	(2,947)	177	(5,405)	—	(8,175)
Proceeds from sales of finance receivables and loans	4	—	2,358	—	2,362
Net decrease in loans — intercompany	2,974	37	77	(3,088)	—
Net (increase) decrease in operating lease assets	(1,738)	—	4,682	—	2,944
Capital contributions to subsidiaries	(187)	(62)	—	249	—
Returns of contributed capital	250	—	—	(250)	—
Proceeds from sale of business units, net	41	—	(53)	—	(12)
Other, net	70	—	1,608	—	1,678

Net cash (used in) provided by investing activities	(1,438)	152	3,417	(2,939)	(808)
Financing activities
Net change in short-term debt — third party	300	(17)	(4,110)	—	(3,827)
Net increase in bank deposits	—	—	2,720	—	2,720
Proceeds from issuance of long-term debt — third party	3,406	40	17,509	41	20,996
Repayments of long-term debt — third party	(2,774)	(167)	(29,366)	—	(32,307)
Net change in debt — intercompany	252	(80)	(3,063)	2,891	—
Dividends paid — third party	(532)	—	—	—	(532)
Dividends paid and returns of contributed capital — intercompany	—	—	(267)	267	—
Capital contributions from parent	—	50	199	(249)	—
Other, net	215	—	558	—	773

Net cash provided by (used in) financing activities	867	(174)	(15,820)	2,950	(12,177)
Effect of exchange-rate changes on cash and cash equivalents	—	—	619	—	619

Net increase (decrease) in cash and cash equivalents	4	1	(782)	(6)	(783)
Adjustment for change in cash and cash equivalents of operations held-for-sale	—	—	343	—	343
Cash and cash equivalents at beginning of year	757	5	14,026	—	14,788

Cash and cash equivalents at June 30	$761	$6	$13,587	$(6)	$14,348

24.	Contingencies and Other Risks

Mortgage Foreclosure Matters

Representatives of federal and state governments, including the United States Department of Justice, the Board of Governors of the Federal Reserve System (the FRB), the FDIC, the SEC, and law enforcement authorities in all 50 states, are currently investigating the procedures followed by mortgage servicing companies and banks, including subsidiaries of Ally, in connection with mortgage foreclosure home sales and evictions. While the results of these investigations are uncertain, we expect that Ally or its subsidiaries will become subject to penalties, sanctions, or other adverse actions, including monetary fines, which could be substantial and have a material adverse impact on our results of operations, financial position or cash flows. While we believe that a monetary fine is probable, we are not able to provide an estimate based on information currently available, nor are we able to estimate a range of reasonably possible losses.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

As a result of an examination conducted by the FRB and FDIC, on April 13, 2011, each of Ally, Ally Bank, Residential Capital, LLC and GMAC Mortgage, LLC (collectively, the Ally Entities) entered into a Consent Order (the Order) with the FRB and the FDIC. The Order requires the Ally Entities to make improvements to various aspects of Ally’s residential mortgage loan servicing business, including compliance programs, internal audit, communications with borrowers, vendor management, management information systems, employee training, and oversight by the boards of the Ally Entities.

The Order further requires the Ally Entities to retain independent consultants to conduct a risk assessment related to mortgage servicing activities and, separately, to conduct a review of certain past residential mortgage foreclosure actions. We cannot estimate the ultimate impact of any deficiencies that have been or may be identified in our historical foreclosure procedures. There are potential risks related to these matters that extend beyond potential liability on individual foreclosure actions. Specific risks could include, for example, claims and litigation related to foreclosure remediation and resubmission; claims from investors that hold securities that become adversely impacted by continued delays in the foreclosure process; the reduction in foreclosure proceeds due to delay, or by challenges to completed foreclosure sales to the extent, if any, not covered by title insurance obtained in connection with such sales; actions by courts, state attorneys general, or regulators to delay further the foreclosure process after submission of corrected affidavits, or to facilitate claims by borrowers alleging that they were harmed by our foreclosure practices (by, for example, foreclosing without offering an appropriate range of alternative home preservation options); regulatory fines, sanctions, and other additional costs; and reputational risks. To date we have borne all out-of-pocket costs associated with the remediation rather than passing any such costs through to investors for whom we service the related mortgages, and we expect that we will continue to do so.

At June 30, 2011, we had a liability of approximately $9 million related to potential monetary fines and penalties in connection with existing contractual obligations with certain counterparties, as we have determined that such losses were probable and estimable.

Loan Repurchases and Obligations Related to Loan Sales

Overview

Our Mortgage operations sell loans that take the form of securitizations guaranteed by the GSEs, securitizations to private investors, and to whole-loan investors. In connection with a portion of our private-label securitizations, the monolines insured all or some of the related bonds and guaranteed timely repayment of bond principal and interest when the issuer defaults. In connection with securitizations and loan sales, investors are provided various representations and warranties related to the loans sold. The specific representations and warranties vary among different transactions and investors but typically relate to, among other things, the ownership of the loan, the validity of the lien securing the loan, the loan’s compliance with the criteria for inclusion in the transaction, including compliance with underwriting standards or loan criteria established by the buyer, the ability to deliver required documentation and compliance with applicable laws. In general, the representations and warranties described above may be enforced at any time unless a sunset provision is in place. Upon discovery of a breach of a representation or warranty, the breach is corrected in a manner conforming to the provisions of the sale agreement. This may require us to repurchase the loan, indemnify the investor for incurred losses, or otherwise make the investor whole. We have entered into settlement agreements with both Fannie Mae and Freddie Mac that, subject to certain exclusions, limit our remaining exposure with the GSEs. See “Government-sponsored Enterprises” below. ResCap assumes all of the customary mortgage representation and warranty obligations for loans purchased from Ally Bank and subsequently sold into the secondary market, generally through securitizations guaranteed by the GSEs. In the event ResCap fails to meet these obligations, Ally Financial Inc. has provided Ally Bank a guaranteed coverage of liability.

Originations

We believe our exposure to mortgage representation and warranty claims is most significant for loans originated and sold between 2004 through 2008, specifically the 2006 and 2007 vintages that were originated and sold prior to enhanced underwriting standards and risk-mitigation actions implemented in 2008 and forward. Since 2009, we have focused primarily on originating domestic prime conforming and government-insured mortgages. In addition, we ceased offering interest-only jumbo mortgages in 2010. Our representation and warranty risk-mitigation strategies include, but are not limited to, pursuing settlements with investors where economically beneficial in order to resolve a pipeline of demands in lieu of loan-by-loan assessments that could result in us repurchasing loans, aggressively contesting claims we do not consider valid (rescinding claims), or seeking recourse against correspondent lenders from whom we purchased loans wherever appropriate.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Repurchase Process

After receiving a claim under representation and warranty obligations, we review the claim to determine the appropriate response (e.g. appeal, provide additional information, repurchase the loan, or remit make-whole payment) and take appropriate action. Historically, repurchase demands were related to loans that became delinquent within the first few years following origination and varied by investor. As a result of market developments over the past several years, repurchase demand behavior has changed significantly. GSEs are more likely to submit claims for loans at any point in their life cycle. Investors are more likely to submit claims for loans that become delinquent at any time while a loan is outstanding or when a loan incurs a loss. Representation and warranty claims are generally reviewed on a loan-by-loan basis to validate if there has been a breach requiring a potential repurchase or indemnification payment. We actively contest claims to the extent we do not consider them valid. We are not required to repurchase a loan or provide an indemnification payment where claims are not valid.

We seek to manage the risk of repurchase or indemnification and the associated credit exposure through our underwriting and quality assurance practices and by servicing mortgage loans to meet investor standards. We believe that, in general, the longer a loan performs prior to default the less likely it is that an alleged breach of representation and warranty will be found to have a material and adverse impact on the loan’s performance. When we do repurchase loans, we bear the related credit loss on the loans. Repurchased loans are classified as held-for-sale and initially recorded at fair value.

The following table presents the total number and original unpaid principal balance of loans related to unresolved representation and warranty demands (indemnification claims or repurchase demands). The table includes demands that we have requested be rescinded but which have not been agreed to by the investor.

	June 30, 2011		December 31, 2010
($ in millions)	Number of loans	Dollar amount of loans	Number of loans	Dollar amount of loans
GSEs	544	$115	833	$170	(a)
Monolines	11,819	874	8,206	661
Other	448	89	392	88

Total unpaid principal balance	12,811	$1,078	9,431	$919

(a)	This amount is gross of any loans that would be removed due to the Fannie Mae settlement. At December 31, 2010, $48 million of outstanding claims were covered under the Fannie Mae settlement agreement.

We are currently in litigation with MBIA Insurance Corp. (MBIA) with respect to certain of our private-label securitizations. June 30, 2011 amounts in the table above include unresolved repurchase demands of $437 million of original unpaid principal balance with MBIA, which were received prior to commencement of these proceedings by MBIA. Historically we have requested that most of the repurchase demands presented to us by MBIA be rescinded, consistent with the repurchase process described above. As the litigation progresses, we expect to receive additional repurchase demands from MBIA. We also expect to receive additional repurchase demands from other monolines.

Representation and Warranty Obligation Reserve Methodology

The liability for representation and warranty obligations reflects management’s best estimate of probable lifetime losses. We consider historical and recent demand trends in establishing the reserve. The methodology used to estimate the reserve considers a variety of assumptions including borrower performance (both actual and estimated future defaults), repurchase demand behavior, historical loan defect experience, historical mortgage insurance rescission experience, and historical and estimated future loss experience, which includes projections of future home price changes as well as other qualitative factors including investor behavior. In cases where we do not have or have limited current or historical demand experience with an investor, it is difficult to predict and estimate the level and timing of any potential future demands. In such cases, we may not be able to reasonably estimate losses, and a liability is not recognized. Management monitors the adequacy of the overall reserve and makes adjustments to the level of reserve, as necessary, after consideration of other qualitative factors including ongoing dialogue and experience with counterparties.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

At the time a loan is sold, an estimate of the fair value of the liability is recorded and classified in accrued expenses and other liabilities on our Condensed Consolidated Balance Sheet and recorded as a component of gain (loss) on mortgage and automotive loans, net, in our Condensed Consolidated Statement of Income. We recognize changes in the liability when additional relevant information becomes available. Changes in the liability are recorded as other operating expenses in our Condensed Consolidated Statement of Income. The repurchase reserve at June 30, 2011, relates primarily to non-GSE exposure.

The following tables summarize the changes in our reserve for representation and warranty obligations.

Three months ended June 30, ($ in millions)	2011	2010
Balance at April 1,	$830	$890
Provision for mortgage representation and warranty expenses
Loan sales	5	24
Change in estimate — continuing operations	184	97

Total additions	189	121
Realized losses (a)	(194)	(158)
Recoveries	4	2

Balance at June 30,	$829	$855

(a)	Includes principal losses and accrued interest on repurchased loans, indemnification payments, and settlements with counterparties.

Six months ended June 30, ($ in millions)	2011	2010
Balance at January 1,	$830	$1,263
Provision for mortgage representation and warranty expenses
Loan sales	11	25
Change in estimate — continuing operations	210	146

Total additions	221	171
Realized losses (a)	(228)	(583)
Recoveries	6	4

Balance at June 30,	$829	$855

(a)	Includes principal losses and accrued interest on repurchased loans, indemnification payments, and settlements with counterparties.

Government-sponsored Enterprises

Between 2004 and 2008, we sold $250.8 billion of loans to the GSEs. Each GSE has specific guidelines and criteria for sellers and servicers of loans underlying their securities. In addition, the risk of credit loss of the loan sold was generally transferred to investors upon sale of the securities into the secondary market. Conventional conforming loans were sold to either Freddie Mac or Fannie Mae, and government-insured loans were securitized with Ginnie Mae. For the six months ended June 30, 2011, we received repurchase claims relating to $250 million of original unpaid principal balance of which $146 million are associated with the 2004 through 2008 vintages. The remaining $104 million in repurchase claims relate to post-2008 vintages. During the six months ended June 30, 2011, we resolved claims with respect to $305 million of original unpaid principal balance, including settlement, repurchase, or indemnification payments related to $211 million of original unpaid principal balance, and rescinded claims related to $94 million of original unpaid principal balance. Our representation and warranty obligation liability with respect to the GSEs considers the existing unresolved claims and our best estimate of future claims we might receive. We consider our experiences with the GSE in evaluating our liability. During 2010, we reached agreements with Freddie Mac and Fannie Mae that, subject to certain exclusions, limits our remaining exposure to each counterparty.

In March 2010, certain of our mortgage subsidiaries entered into an agreement with Freddie Mac under which we made a one-time payment to Freddie Mac for the release of repurchase obligations relating to most of the mortgage loans sold to Freddie Mac prior to January 1, 2009. This agreement does not release any of our obligations with respect to exposure for private-label mortgage-backed securities in which Freddie Mac had previously invested, loans where Ally Bank is the owner

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

of the servicing, as well as defects in certain other specified categories of loans. Further, we continue to be responsible for other contractual obligations we have with Freddie Mac, including all indemnification obligations that may arise in connection with the servicing of the mortgages. The total original unpaid principal balance of loans originated prior to January 1, 2009 and where Ally Bank was the owner of the servicing was $10.9 billion. From January 1, 2009 through June 30, 2011, the amount of losses we have taken on loans that we have repurchased relating to defects where Ally Bank was the owner of the servicing was $87 million. From April 1, 2010 through June 30, 2011, the amount of losses we have taken on loans that we have repurchased relating to defects in the other specified categories was $15 million. These other specified categories include (i) loans subject to certain state predatory lending and similar laws; (ii) groups of 25 or more mortgage loans purchased, originated or serviced by one of our mortgage subsidiaries, the purchase, origination, or sale of which all involve a common actor who committed fraud; (iii) “non-loan-level” representations and warranties which refer to representations and warranties that do not relate to specific mortgage loans (examples of such non-loan-level representations and warranties include the requirement that our mortgage subsidiaries meet certain standards to be eligible to sell or service loans for Freddie Mac or our mortgage subsidiaries sold or serviced loans for market participants that were not acceptable to Freddie Mac); and (iv) mortgage loans that are ineligible for purchase by Freddie Mac under its charter and other applicable documents. If, however, a mortgage loan was ineligible under Freddie Mac’s charter solely because mortgage insurance was rescinded (rather than for example, because the mortgage loan is secured by a commercial property), and Freddie Mac required our mortgage subsidiary to repurchase that loan because of the ineligibility, Freddie Mac would pay our mortgage subsidiary any net loss we suffered on any later liquidation of that mortgage loan.

Certain of our mortgage subsidiaries have received subpoenas from the Federal Housing Finance Agency (the FHFA), which is the conservator of Fannie Mae and Freddie Mac. We continue to discuss the terms and circumstances under which documents would be provided under the subpoenas related to Freddie Mac. The FHFA has indicated that documents provided in response to the subpoenas will enable the FHFA to determine whether they believe issuers of private-label mortgage-backed securities are potentially liable to Freddie Mac for losses they might have incurred. Although Freddie Mac has not brought any claims against us with respect to private-label securities subsequent to the settlement, they may well do so in the future.

On December 23, 2010, certain of our mortgage subsidiaries entered into an agreement with Fannie Mae under which we made a one-time payment to Fannie Mae for the release of repurchase obligations related to most of the mortgage loans we sold to Fannie Mae prior to June 30, 2010. The agreement also covers potential exposure for private-label mortgage-backed securities in which Fannie Mae had previously invested. This agreement does not release any of our obligations with respect to loans where Ally Bank is the owner of the servicing, as well as for defects in certain other specified categories of loans. Further, we continue to be responsible for other contractual obligations we have with Fannie Mae, including all indemnification obligations that may arise in connection with the servicing of the mortgages, and we continue to be obligated to indemnify Fannie Mae for litigation or third party claims (including by borrowers) for matters that may amount to breaches of selling representations and warranties. The total original unpaid principal balance of loans originated prior to January 1, 2009 and where Ally Bank was the owner of the servicing was $24.4 billion. From July 1, 2010 through June 30, 2011, the amount of losses we have taken on loans that we have repurchased relating to defects where Ally Bank was the owner of the servicing was $61 million. From January 1, 2011 through June 30, 2011, the amount of losses we have taken on loans that we have repurchased relating to defects in the other specified categories of loans was $4 million. These other specified categories include, among others, (i) those that violate anti-predatory laws or statutes or related regulations or that otherwise violate other applicable laws and regulations; (ii) those that have non-curable defects in title to the secured property, or that have curable title defects, to the extent our mortgage subsidiaries do not cure such defects at our subsidiary’s expense; (iii) any mortgage loan in which title or ownership of the mortgage loan was defective; (iv) groups of 13 or more mortgage loans, the purchase, origination, sale or servicing of which all involve a common actor who committed fraud; and (v) mortgage loans not in compliance with Fannie Mae Charter Act requirements (e.g., mortgage loans on commercial properties or mortgage loans without required mortgage insurance coverage). If a mortgage loan falls out of compliance with Fannie Mae Charter Act requirements because mortgage insurance coverage has been rescinded and not reinstated or replaced, upon the borrower’s default our mortgage subsidiaries would have to pay to Fannie Mae the amount of insurance proceeds that would have been paid by the mortgage insurer with respect to such mortgage loan. If the amount of the loss exceeded the amount of insurance proceeds, Fannie Mae would be responsible for such excess.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Monoline Insurers

Historically, our Mortgage operations securitized loans where the monolines insured all or some of the related bonds and guaranteed the timely repayment of bond principal and interest when the issuer defaults. Typically, any alleged breach requires the insurer to have both the ability to assert a claim as well as evidence that a defect has had a material and adverse effect on the interest of the security holders or the insurer. For the period 2004 through 2007, we sold $42.7 billion of loans into these monoline-wrapped securitizations. During the six months ended June 30, 2011, we received repurchase claims related to $226 million of original unpaid principal balance from the monolines associated with the 2004 through 2007 securitizations. We have resolved repurchase demands through indemnification payments related to $16 million of original unpaid principal balance.

We are currently in litigation with MBIA, and additional litigation with other monolines is likely.

Private-label Securitization

In general, representations and warranties provided as part of our securitization activities are less rigorous than those provided to the GSEs and generally impose higher burdens on investors seeking repurchase. In order to successfully assert a claim, it is our position that an investor must prove a breach of the representations and warranties that materially and adversely affects the interest of the investor in the allegedly defective loan. Securitization documents typically provide the investors with a right to request that the trustee investigate and initiate a repurchase claim. However, a class of investors generally are required to coordinate with other investors in that class comprising not less than 25% of the percentage interest constituting a class of securities of that class issued by the trust to pursue claims for breach of representations and warranties. In addition, our private-label securitizations generally require that the servicer or trustee give notice to the other parties whenever it becomes aware of facts or circumstances that reveal a breach of representation that materially and adversely affects the interest of the certificate holders. If, for example, we as servicer became aware of such facts and circumstances, we would typically be required to initiate a repurchase at that time.

Regarding our securitization activities, we have exposure to potential losses primarily through two avenues. First, investors (or monoline insurers in certain transactions) may request pursuant to applicable agreements that we repurchase loans or make the investor whole for losses incurred if it is determined that we violated representations and warranties made at the time of the sale, provided that such violations materially and adversely impacted the interests of the counterparty. Contractual representations and warranties are different based on the specific deal structure and investor. It is our position that litigation of these matters must proceed on a loan by loan basis. This issue is being disputed in various litigation currently pending. Similarly in dispute as a matter of law is the degree to which claimants will have to prove that the alleged breaches of representations and warranties actually caused the losses they claim to have suffered. Ultimate resolution by courts of these and other legal issues will impact litigation and treatment of non-litigated claims pursuant to similar contractual provisions. Second, investors in securitizations may attempt to achieve rescission of their investments or damages through litigation by claiming that the applicable offering documents were materially deficient. If an investor properly made and proved its allegations, the investor might attempt to claim that damages could include loss of market value on the investment even if there were little or no credit loss in the underlying loans.

Whole-loan Sales

In addition to the settlements with the GSEs noted earlier, we have settled with several whole-loan investors concerning alleged breaches of underwriting standards. For the six months ended June 30, 2011, we have received $38 million of original unpaid principal balance in repurchase claims of which $36 million are associated with the 2004 through 2008 vintages of loans sold to whole-loan investors. We resolved claims related to $37 million of original unpaid principal balance, including settlements, repurchases, or indemnification payments related to $13 million of original unpaid principal balance, and rescinded claims related to $24 million of original unpaid principal balance.

Private Mortgage Insurance

Mortgage insurance is required for certain consumer mortgage loans sold to the GSEs and certain securitization trusts and may have been in place for consumer mortgage loans sold to whole-loan investors. Mortgage insurance is typically required for first-lien consumer mortgage loans having a loan-to-value ratio at origination of greater than 80 percent. Mortgage insurers are, in certain circumstances, permitted to rescind existing mortgage insurance that covers consumer loans

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

if they demonstrate certain loan underwriting requirements have not been met. Upon receipt of a rescission notice, we assess the notice and if appropriate we refute the notice, or if we cannot refute we attempt to remedy the defect. In the event the mortgage insurance cannot be reinstated, we may be obligated to repurchase the loan or provide an indemnification payment in the event of a loss, subject to contractual limitations. While we make every effort to reinstate the mortgage insurance, we have had limited success and as a result, most of these requests result in rescission of the mortgage insurance. At June 30, 2011, we have approximately $300 million in original unpaid principal balance of outstanding mortgage insurance rescission notices where we have not received a repurchase demand. However, this unpaid principal amount is not representative of expected future losses.

Private-label Mortgage-backed Securities Litigation, Repurchase Obligations, and Related Claims

Private-label Securities Litigation

There are fourteen cases relating to various private-label MBS offerings that are currently pending. Plaintiffs in these cases include Cambridge Place Investment Management Inc. (two cases pending in Suffolk County Superior Court, Massachusetts); The Charles Schwab Corporation (case pending in San Francisco County Superior Court, California); Federal Home Loan Bank of Boston (case pending in Suffolk County Superior Court, Massachusetts); Federal Home Loan Bank of Chicago (case pending in Cook County Circuit Court, Illinois); Federal Home Loan Bank of Indianapolis (case pending in Marion County Superior Court, Indiana); Massachusetts Mutual Life Ins. Co. (case pending in federal court in the District of Massachusetts); Allstate Insurance Co., et al. (case pending in Hennepin County District Court, Minnesota); New Jersey Carpenters Health Fund, et al. (a putative class action in which certification has been denied, pending in federal court in the Southern District of New York); West Virginia Investment Management Board (case pending in Kanawha County Circuit Court, West Virginia); Thrivent Financial for Lutherans, et al. (case pending in federal court in the District of Minnesota); Union Central Life Insurance et al. (case pending in federal court in the Southern District of New York); National Credit Union Administration Board (case pending in federal court in the District of Kansas); and The Western and Southern Life Insurance Co., et al. (case pending in Hamilton County Court of Common Pleas, Ohio). Each of the above cases includes as defendants certain of our mortgage subsidiaries, and the New Jersey Carpenters, Massachusetts Mutual, Union Central, and Western and Southern cases also include as defendants certain current and former employees. The plaintiffs in all cases have alleged that the various defendant subsidiaries made misstatements and omissions in registration statements, prospectuses, prospectus supplements, and other documents related to MBS offerings. The alleged misstatements and omissions typically concern underwriting standards. Plaintiffs claim that such misstatements and omissions constitute violations of state and/or federal securities law and common law including negligent misrepresentation and fraud. Plaintiffs seek monetary damages and rescission.

Private-label Monoline Bond Insurer Litigation

There are two additional cases pending in the New York County Supreme Court where MBIA Insurance Corp. (MBIA) has alleged that two of our mortgage subsidiaries breached their contractual representations and warranties relating to the characteristics of the mortgage loans contained in certain insured MBS offerings. MBIA further alleges that our subsidiaries failed to follow certain remedy procedures set forth in the contracts and improperly serviced the mortgage loans. Along with claims for breach of contract, MBIA also alleges fraud. Additional litigation from other monoline bond insurance companies is likely.

Private-label Securitizations — Other Potential Repurchase Obligations

When we sell mortgage loans through whole-loan sales or securitizations, we are required to make customary representations and warranties about the loans to the purchaser and/or securitization trust. These representations and warranties relate to, among other things, the ownership of the loan, the validity of the lien securing the loan, the loan’s compliance with the criteria for inclusion in the transaction, including compliance with underwriting standards or loan criteria established by the buyer, ability to deliver required documentation, and compliance with applicable laws. Generally, the representations and warranties described above may be enforced at any time over the life of the loan. Breaches of these representations and warranties have resulted in a requirement that we repurchase mortgage loans. As the mortgage industry continues to experience higher repurchase requirements and additional investors begin to attempt to put back loans, a significant increase in activity beyond that experienced today could occur, resulting in additional future losses.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Potential Losses

We believe it is reasonably possible that losses beyond amounts currently reserved for the litigation matters and potential repurchase obligations and related claims described above could occur, and such losses could have a material adverse impact on our results of operations, financial position or cash flows. However, based on currently available information, we are unable to estimate a range of reasonably possible losses above reserves that have been established.

25.	Subsequent Events

Declaration of Quarterly Dividend Payments

On July 18, 2011, the Ally Board of Directors declared quarterly dividend payments on certain outstanding preferred stock. This included a cash dividend of $1.125 per share, or a total of $134 million, on Fixed Rate Cumulative Mandatorily Convertible Preferred Stock, Series F-2; a cash dividend of $17.31 per share, or a total of $45 million, on Fixed Rate Cumulative Perpetual Preferred Stock, Series G; and a cash dividend of $0.53 per share, or a total of $22 million, on Fixed Rate / Floating Rate Perpetual Preferred Stock, Series A. The dividends are payable on August 15, 2011.

Credit Rating Downgrade of the United States

On August 2, 2011, Moody’s confirmed the U.S. government’s existing sovereign rating, but stated that the rating outlook is negative, and also on August 2, 2011, Fitch affirmed its existing sovereign rating of the U.S. government, but stated that the U.S. government’s rating is under review. On August 5, 2011, Standard & Poor’s Ratings Services lowered its long-term sovereign credit rating on the United States of America to AA+ from AAA, and the outlook on its long-term rating is negative. This downgrade, any future downgrades, as well as the perceived creditworthiness of U.S. government-related obligations, could impact our ability to obtain, and the pricing with respect to, funding that is collateralized by affected instruments and obtained through the secured and unsecured markets.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selected Financial Data

The selected historical financial information set forth below should be read in conjunction with Management’s Discussion and Analysis (MD&A) of Financial Condition and Results of Operations, our Condensed Consolidated Financial Statements, and the Notes to Condensed Consolidated Financial Statements. The historical financial information presented may not be indicative of our future performance.

The following table presents selected statement of income data.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2011	2010	2011	2010
Total financing revenue and other interest income	$2,520	$2,898	$5,050	$6,008
Interest expense	1,617	1,663	3,325	3,365
Depreciation expense on operating lease assets	192	526	477	1,182

Net financing revenue	711	709	1,248	1,461
Total other revenue	1,116	1,388	2,186	2,486

Total net revenue	1,827	2,097	3,434	3,947
Provision for loan losses	51	218	164	362
Total noninterest expense	1,584	1,444	2,976	2,963

Income from continuing operations before income tax expense	192	435	294	622
Income tax expense from continuing operations	82	33	14	69

Net income from continuing operations	110	402	280	553

Income (loss) from discontinued operations, net of tax	3	163	(21)	174

Net income	$113	$565	$259	$727

Non-GAAP financial measures (a):
Net income	$113	$565	$259	$727
Add: Original issue discount amortization expense (b)	274	292	600	689
Add: Income tax expense from continuing operations	82	33	14	69
Less: Income (loss) from discontinued operations, net of tax	3	163	(21)	174

Core pretax income (a)	$466	$727	$894	$1,311

(a)	Core pretax income is not a financial measure defined by accounting principles generally accepted in the United States of America (GAAP). We define core pretax income as earnings from continuing operations before income taxes, and original issue discount amortization expense primarily associated with our 2008 bond exchange. We believe that the presentation of core pretax income is useful information for the users of our financial statements in understanding the earning from our core businesses. In addition, core pretax income is the primary measure that management uses to assess the performance of our operations. We believe that core pretax income is a useful alternative measure of our ongoing profitability and performance, when viewed in conjunction with GAAP measures. The presentation of this additional information is not a substitute for net income (loss) determined in accordance with GAAP.
(b)	Primarily represents original issue discount amortization expense associated with the 2008 bond exchange, including accelerated amortization of $20 million and $50 million for the three months and six months ended June 30, 2011, respectively, and $0 million and $101 million for the three months and six months ended June 30, 2010, respectively, that was reported as a loss on extinguishment of debt in the Condensed Consolidated Statement of Income.

The following table presents selected balance sheet and ratio data.

	At and for the three months ended June 30,		At and for the six months ended June 30,
($ in millions)	2011	2010	2011	2010
Selected period-end balance sheet data:
Total assets	$178,889	$176,802	$178,889	$176,802
Long-term debt	$91,723	$85,205	$91,723	$85,205
Preferred stock	$6,940	$12,180	$6,940	$12,180
Total equity	$20,423	$20,773	$20,423	$20,773
Financial ratios
Efficiency ratio (a)	86.70%	68.86%	86.66%	75.07%
Core efficiency ratio (a)	75.39%	60.44%	73.77%	63.91%
Return on assets
Net income from continuing operations	0.25%	0.91%	0.32%	0.63%
Net income	0.25%	1.27%	0.30%	0.82%
Core pretax income	1.05%	1.64%	1.02%	1.48%
Return on equity
Net income from continuing operations	2.16%	7.81%	2.77%	5.39%
Net income	2.22%	10.95%	2.55%	7.03%
Core pretax income	9.14%	14.12%	8.82%	12.79%
Equity to assets	11.46%	11.59%	11.59%	11.61%
Net interest spread (b)	1.31%	1.48%	1.06%	1.55%
Net interest spread excluding original issue discount (b)	2.12%	2.53%	1.97%	2.61%
Net yield on interest-earning assets (c)	1.82%	2.00%	1.63%	2.07%
Net yield on interest-earning assets excluding original issue discount (c)	2.48%	2.82%	2.36%	2.91%
Regulatory capital ratios
Tier 1 capital (to risk-weighted assets) (d)	14.65%	15.31%	14.65%	15.31%
Total risk-based capital (to risk-weighted assets) (e)	15.87%	16.84%	15.87%	16.84%
Tier 1 leverage (to adjusted average assets) (f)	12.47%	12.64%	12.47%	12.64%

Shareholders’ equity	$20,423	$20,773	$20,423	$20,773
Goodwill and certain other intangibles	(533)	(532)	(533)	(532)
Unrealized gains and other adjustments	(315)	(392)	(315)	(392)
Trust preferred securities	2,541	2,540	2,541	2,540

Tier 1 capital (d)	22,116	22,389	22,116	22,389
Preferred equity	(6,940)	(12,180)	(6,940)	(12,180)
Trust preferred securities	(2,541)	(2,540)	(2,541)	(2,540)

Tier 1 common capital (non-GAAP) (g)	$12,635	$7,669	$12,635	$7,669

Risk-weighted assets (h)	$151,000	$146,226	$151,000	$146,226

Tier 1 common (to risk-weighted assets) (g)	8.37%	5.24%	8.37%	5.24%

(a)	The efficiency ratio equals total other noninterest expense divided by total net revenue. The core efficiency ratio equals total other noninterest expense divided by total net revenue excluding original issue discount amortization expense.
(b)	Net interest spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities, excluding discontinued operations for the periods shown.
(c)	Net yield on interest-earning assets represents net financing revenue as a percentage of total interest-earning assets.
(d)	Tier 1 capital generally consists of common equity, minority interests, and qualifying preferred stock (including fixed rate cumulative preferred stock issued and sold to U.S. Department of Treasury) less goodwill and other adjustments.
(e)	Total risk-based capital is the sum of Tier 1 and Tier 2 capital. Tier 2 capital generally consists of preferred stock not qualifying as Tier 1 capital, limited amounts of subordinated debt and the allowance for loan losses, and other adjustments. The amount of Tier 2 capital may not exceed the amount of Tier 1 capital.
(f)	Tier 1 leverage equals Tier 1 capital divided by adjusted average total assets (which reflects adjustments for disallowed goodwill and certain intangible assets). The minimum Tier 1 leverage ratio is 3% or 4% depending on factors specified in the regulations.
(g)	We define Tier 1 common as Tier 1 capital less noncommon elements including qualified perpetual preferred stock, qualifying minority interest in subsidiaries, and qualifying trust preferred securities. Ally considers various measures when evaluating capital utilization and adequacy, including the Tier 1 common equity ratio, in addition to capital ratios defined by banking regulators. This calculation is intended to complement the capital ratios defined by banking regulators for both absolute and comparative purposes. Because GAAP does not include capital ratio measures, Ally believes there are no comparable GAAP financial measures to these ratios. Tier 1 common equity is not formally defined by GAAP or codified in the federal banking regulations and, therefore, is considered to be a non-GAAP financial measure. Ally believes the Tier 1 common equity ratio is important because we believe analysts and banking regulators may assess our capital adequacy using this ratio. Additionally, presentation of this measure allows readers to compare certain aspects of our capital adequacy on the same basis to other companies in the industry.
(h)	Risk-weighted assets are defined by regulation and are determined by allocating assets and specified off-balance sheet financial instruments into several broad risk categories.

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

Primary Lines of Business

Our primary lines of business are Global Automotive Services and Mortgage operations. The following table summarizes the operating results excluding discontinued operations of each line of business for the three months and six months ended June 30, 2011 and 2010. Operating results for each of the lines of business are more fully described in the MD&A sections that follow.

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2011	2010	Favorable/ (unfavorable) % change	2011	2010	Favorable/ (unfavorable) % change
Total net revenue (loss)
Global Automotive Services
North American Automotive Finance operations	$992	$1,037	(4)	$1,919	$2,112	(9)
International Automotive Finance operations	241	258	(7)	487	528	(8)
Insurance operations	516	573	(10)	1,036	1,194	(13)
Mortgage operations
Origination and Servicing operations	304	441	(31)	625	776	(19)
Legacy Portfolio and Other operations	93	244	(62)	183	460	(60)
Corporate and Other	(319)	(456)	30	(816)	(1,123)	27

Total	$1,827	$2,097	(13)	$3,434	$3,947	(13)

Income (loss) from continuing operations before income tax expense
Global Automotive Services
North American Automotive Finance operations	$559	$592	(6)	$1,077	$1,204	(11)
International Automotive Finance operations	71	95	(25)	111	142	(22)
Insurance operations	73	108	(32)	207	291	(29)
Mortgage operations
Origination and Servicing operations	47	249	(81)	120	320	(63)
Legacy Portfolio and Other operations	(174)	(19)	n/m	(213)	66	n/m
Corporate and Other	(384)	(590)	35	(1,008)	(1,401)	28

Total	$192	$435	(56)	$294	$622	(53)

n/m = not meaningful

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

On June 9, 2011, we announced that Maserati North America selected Ally as the preferred financing provider for Maserati vehicles in the United States and Canada. We will offer wholesale financing and insurance products for dealers and retail financing and leasing for consumers.

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

Consolidated Results of Operations

The following table summarizes our consolidated operating results excluding discontinued operations for the periods shown.

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2011	2010	Favorable/ (unfavorable) % change	2011	2010	Favorable/ (unfavorable) % change
Net financing revenue
Total financing revenue and other interest income	$2,520	$2,898	(13)	$5,050	$6,008	(16)
Interest expense	1,617	1,663	3	3,325	3,365	1
Depreciation expense on operating lease assets	192	526	63	477	1,182	60

Net financing revenue	711	709	—	1,248	1,461	(15)
Other revenue
Net servicing income	248	363	(32)	532	615	(13)
Insurance premiums and service revenue earned	433	477	(9)	866	945	(8)
Gain on mortgage and automotive loans, net	115	266	(57)	207	537	(61)
Loss on extinguishment of debt	(25)	(3)	n/m	(64)	(121)	47
Other gain on investments, net	92	112	(18)	176	255	(31)
Other income, net of losses	253	173	46	469	255	84

Total other revenue	1,116	1,388	(20)	2,186	2,486	(12)
Total net revenue	1,827	2,097	(13)	3,434	3,947	(13)
Provision for loan losses	51	218	77	164	362	55
Noninterest expense
Compensation and benefits expense	424	388	(9)	858	814	(5)
Insurance losses and loss adjustment expenses	244	224	(9)	430	435	1
Other operating expenses	916	832	(10)	1,688	1,714	2

Total noninterest expense	1,584	1,444	(10)	2,976	2,963	—
Income from continuing operations before income tax expense	192	435	(56)	294	622	(53)
Income tax expense from continuing operations	82	33	(148)	14	69	80

Net income from continuing operations	$110	$402	(73)	$280	$553	(49)

n/m = not meaningful

We earned net income from continuing operations of $110 million for the three months ended June 30, 2011, compared to $402 million for the three months ended June 30, 2010, and net income of $280 million for the six months ended June 30, 2011, compared to $553 million for the six months ended June 30, 2010. Continuing operations for the three months and six months ended June 30, 2011, were unfavorably impacted by lower gains on the sale of loans related to the expiration of our automotive forward flow agreements during the fourth quarter of 2010, a decrease in net servicing income, a $121 million representation and warranty expense on certain securitized mortgages for which mortgage insurance was rescinded, and lower lease remarketing gains due to lower lease termination volumes. These decreases were partially offset by lower provision for loan losses. Additionally, other income, net of losses was positively impacted by a $121 million gain on the early settlement of a loss holdback provision related to certain historical automotive whole-loan forward flow agreements during the three months ended June 30, 2011.

Total financing revenue and other interest income decreased by 13% and 16% for the three months and six months ended June 30, 2011, respectively, compared to the same periods in 2010. Operating lease revenue (along with the related depreciation expense) at our Automotive Finance operations decreased as a result of a decline in the size of our operating lease portfolio due to our decision in late 2008 to significantly curtail leasing, and lower lease remarketing gains resulting from lower lease termination volumes. The decrease at our Mortgage Legacy Portfolio and Other operations resulted from a decline in average asset levels due to loan sales, the deconsolidation of previously on-balance sheet securitizations, and portfolio runoff. Partially offsetting the decrease for both periods was an increase in consumer financing revenue at our North American Automotive operations driven primarily by an increase in consumer asset levels related to strong loan origination volume during 2010 and 2011 resulting from the recovery of automotive industry sales.

Net servicing income was $248 million and $532 million for the three months and six months ended June 30, 2011, respectively, compared to $363 million and $615 million for the same periods in 2010. The decrease was impacted by regular MSR valuation adjustments.

Insurance premiums and service revenue earned decreased 9% and 8% for the three months and six months ended June 30, 2011, respectively, compared to the same periods in 2010. The decreases were primarily driven by the sale of certain international insurance operations during the fourth quarter of 2010 and lower earnings from our U.S. extended service contracts due to a decrease in domestic written premiums related to lower vehicle sales volume from 2007 to 2009.

Gain on mortgage and automotive loans decreased 57% and 61% for the three months and six months ended June 30, 2011, respectively, compared to the same periods in 2010. The decreases for both periods were primarily due to the expiration of our automotive forward flow agreements during the fourth quarter of 2010, lower whole-loan mortgage sales and mortgage loan resolutions in 2011, lower margins on mortgage loan sales, and a decrease in mortgage loan production. The decreases were partially offset by favorable market movement on pipeline hedge.

We incurred a loss on extinguishment of debt of $25 million and $64 million for the three months and six months ended June 30, 2011, respectively, compared to $3 million and $121 million for the three months and six months ended June 30, 2010, respectively. The activity in all periods related to the extinguishment of certain Ally debt, which included $20 million and $50 million of accelerated amortization of original issue discount for the three months and six months ended June 30, 2011, compared to none and $101 million for the same periods in 2010.

Other gain on investments decreased 18% and 31% for the three months and six months ended June 30, 2011, compared to the same periods in 2010, primarily due to lower realized investment gains on our Insurance operations investment portfolio.

Other income, net of losses, increased 46% and 84% for the three months and six months ended June 30, 2011, respectively, compared to the same periods in 2010. The increases for both periods were primarily due to the positive impact of a $121 million gain on the early settlement of a loss holdback provision related to certain historical automotive whole-loan forward flow agreements. Additionally, the six months ended June 30, 2011, was favorably impacted by a lower fair value option election adjustment at our Legacy Portfolio and Other operations due to lower assets resulting from deconsolidations and better performance of the remaining asset portfolio.

The provision for loan losses was $51 million and $164 million for the three months and six months ended June 30, 2011, respectively, compared to $218 million and $362 million for the same periods in 2010. The decreases for both periods were primarily due to a reserve release at our Commercial Finance Group, improved credit quality, and the continued runoff and improved loss performance of our Nuvell nonprime automotive financing portfolio.

Compensation and benefits expense increased 9% and 5% for the three months and six months ended June 30, 2011, compared to the same periods in 2010 primarily due to higher incentive compensation.

Insurance losses and loss adjustment expenses increased 9% and decreased 1% for the three months and six months ended June 30, 2011, respectively, compared to the same periods in 2010. The increase during the three months ended June 30, 2011, was primarily due to weather related losses in the United States on our dealer inventory insurance products. The weather related losses were partially offset during the three months ended June 30, 2011, and fully offset during the six months ended June 30, 2011, by lower losses on our U.S. vehicle service contracts and the sale of certain international insurance operations during the fourth quarter of 2010.

Other operating expenses increased 10% and decreased 2% for the three months and six months ended June 30, 2011, respectively, compared to the same periods in 2010. Both the three months and six months ended June 30, 2011, were favorably impacted by lower restructuring expense, lower insurance commissions, lower technology and communications expense, and lower vehicle remarketing and repossession expense. Fully offsetting these decreases in expense in the three months ended June 30, 2011, and partially offsetting them in the six months ended June 30, 2011, was higher mortgage representation and warranty reserve expense for certain securitized mortgages for which mortgage insurance was rescinded and higher professional services costs.

We recognized consolidated income tax expense from continuing operations of $82 million and $14 million for the three months and six months ended June 30, 2011, respectively, compared to $33 million and $69 million for the same periods in 2010. The increase in income tax expense during the three months ended June 30, 2011, compared to the same period in 2010, was primarily due to increased profitability and related tax expense in non-U.S. subsidiaries. The decrease for the six months ended June 30, 2011, compared to the same period in 2010, was primarily related to the 2011 income tax benefit resulting from a $101 million reversal of valuation allowance in Canada related to modifications to the legal structure of our Canadian operations.

Global Automotive Services

Results for Global Automotive Services are presented by reportable segment, which includes our North American Automotive Finance operations, our International Automotive Finance operations, and our Insurance operations.

Our Global Automotive Services operations offer a wide range of financial services and insurance products to retail automotive consumers and automotive dealerships. Our automotive finance services include acquiring or providing retail installment sales contracts, loans and leases, offering term loans to dealers, financing dealer floorplans and other lines of credit to dealers, fleet leasing, and vehicle remarketing services. We also are a leading provider of vehicle service contracts with mechanical breakdown and maintenance coverages, and we provide commercial insurance primarily covering dealers’ wholesale vehicle inventory.

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

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2011	2010	Favorable/ (unfavorable) % change	2011	2010	Favorable/ (unfavorable) % change
Net financing revenue
Consumer	$706	$567	25	$1,374	$1,106	24
Commercial	329	350	(6)	655	686	(5)
Loans held-for-sale	—	29	(100)	—	98	(100)
Operating leases	594	958	(38)	1,245	2,053	(39)
Other interest income	23	39	(41)	46	95	(52)

Total financing revenue and other interest income	1,652	1,943	(15)	3,320	4,038	(18)
Interest expense	604	606	—	1,186	1,222	3
Depreciation expense on operating lease assets	170	486	65	438	1,093	60

Net financing revenue	878	851	3	1,696	1,723	(2)
Other revenue
Servicing fees	42	55	(24)	87	115	(24)
Gain on automotive loans, net	15	66	(77)	15	179	(92)
Other income	57	65	(12)	121	95	27

Total other revenue	114	186	(39)	223	389	(43)
Total net revenue	992	1,037	(4)	1,919	2,112	(9)
Provision for loan losses	55	106	48	101	207	51
Noninterest expense
Compensation and benefits expense	111	93	(19)	227	194	(17)
Other operating expenses	267	246	(9)	514	507	(1)

Total noninterest expense	378	339	(12)	741	701	(6)
Income before income tax expense	$559	$592	(6)	$1,077	$1,204	(11)

Total assets	$90,943	$74,146	23	$90,943	$74,146	23

Operating data
Retail originations	$8,194	$8,247	(1)	$18,334	$14,214	29
Lease originations	2,070	812	155	4,289	1,523	182

Our North American Automotive Finance operations earned income before income tax expense of $559 million and $1.1 billion for the three months and six months ended June 30, 2011, respectively, compared to $592 million and $1.2 billion for the three months and six months ended June 30, 2010, respectively. The decreases in 2011 were primarily driven by less favorable remarketing results in our operating lease portfolio, due primarily to lower lease termination volumes as a result of the declines in the size of the lease portfolio and the absence of gains on the sale of automotive loans due to the expiration of our forward flow agreements during the fourth quarter of 2010. These declines were partially offset by increased consumer financing revenue driven by strong loan origination volume related primarily to the improvement of automotive industry sales, as well as a lower loan loss provision due to an improved credit mix and improved consumer credit performance.

Consumer financing revenue increased 25% and 24% for the three months and six months ended June 30, 2011, respectively, compared to the same periods in 2010, due to an increase in consumer asset levels primarily related to strong loan origination volume during 2010 and 2011 resulting primarily from the recovery of automotive industry sales. Additionally, we increased our origination volumes for used vehicle automotive financing and have also begun to prudently expand our nonprime origination volume. The increase in consumer revenue was partially offset by a change in the consumer asset mix including the runoff of the higher yielding Nuvell nonprime automotive financing portfolio.

Loans held-for-sale financing revenue decreased $29 million and $98 million for the three months and six months ended June 30, 2011, respectively, compared to the same periods in 2010, due to the expiration of our automotive forward flow agreements during the fourth quarter of 2010. Subsequent to the expiration of these agreements, consumer loan originations have largely been retained on-balance sheet utilizing deposit funding from Ally Bank and on-balance sheet securitization transactions. Currently, there are no loans classified as held-for-sale.

Operating lease revenue decreased 38% and 39% for the three months and six months ended June 30, 2011, respectively, compared to the same periods in 2010. Operating lease revenue (along with the related depreciation expense) decreased due to a decline in the size of our operating lease portfolio. In 2008, we significantly curtailed leasing based on credit market dislocation and the significant decline in used vehicle prices that resulted in increasing residual losses and an impairment of our lease portfolio. During the latter half of 2009, we re-entered the leasing market with targeted lease product offerings and have continued to expand lease originations during 2010 and the first half of 2011. Results for the three months and six months ended June 30, 2011 were unfavorably impacted by lower lease remarketing gains. While the market for used vehicles remains strong, our lease termination volume has declined as a result of the reduction on the size of the portfolio, resulting in lower remarketing gains.

Other interest income decreased 41% and 52% for the three months and six months ended June 30, 2011, respectively, compared to the same periods in 2010, primarily due to lower FTP income related to lower rates and a change in funding mix.

Net gain on automotive loans decreased $51 million and $164 million for the three months and six months ended June 30, 2011, respectively, compared to the same periods in 2010 primarily due to the expiration of our forward flow agreements during the fourth quarter of 2010.

Other income decreased 12% for the three months ended June 30, 2011, and increased 27% for the six months ended June 30, 2011, compared to the same periods in 2010. The decrease for the three months ended June 30, 2011, was primarily due to lower remarketing fee income. The increase for the six months ended June 30, 2011, was primarily due to unfavorable swap mark-to-market activity related to the held-for-sale loan portfolio in 2010.

The provision for loan losses was $55 million and $101 million for the three months and six months ended June 30, 2011, respectively, compared to $106 million and $207 million for the same periods in 2010. The decreases for the three months and six months ended June 30, 2011, were primarily due to enhanced credit quality driven by improved loss performance in the consumer loan portfolio, continued runoff of our Nuvell nonprime consumer portfolio, and continued favorable pricing in the used vehicle market, partially offset by continued growth in the consumer loan portfolio.

Noninterest expense increased 12% and 6% for the three months and six months ended June 30, 2011, respectively, compared to the same periods in 2010. The increase for the six months ended June 30, 2011, was primarily driven by an increase in compensation and benefit costs resulting primarily from higher incentive compensation. The increase for the three months ended June 30, 2011, also included a write-down on certain owned properties.

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

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2011	2010	Favorable/ (unfavorable) % change	2011	2010	Favorable/ (unfavorable) % change
Net financing revenue
Consumer	$314	$264	19	$601	$543	11
Commercial	111	92	21	215	194	11
Loans held-for-sale	—	5	(100)	—	9	(100)
Operating leases	26	52	(50)	55	118	(53)
Other interest income	24	6	n/m	50	14	n/m

Total financing revenue and other interest income	475	419	13	921	878	5
Interest expense	277	207	(34)	535	439	(22)
Depreciation expense on operating lease assets	22	39	44	39	88	56

Net financing revenue	176	173	2	347	351	(1)
Other revenue
Gain on automotive loans, net	—	3	(100)	—	10	(100)
Other income	65	82	(21)	140	167	(16)

Total other revenue	65	85	(24)	140	177	(21)
Total net revenue	241	258	(7)	487	528	(8)
Provision for loan losses	7	9	22	44	30	(47)
Noninterest expense
Compensation and benefits expense	45	44	(2)	89	88	(1)
Other operating expenses	118	110	(7)	243	268	9

Total noninterest expense	163	154	(6)	332	356	7
Income from continuing operations before income tax expense	$71	$95	(25)	$111	$142	(22)

Total assets	$16,582	$16,596	—	$16,582	$16,596	—

Operating data
Consumer originations	$2,267	$1,640	38	$4,165	$3,127	33

n/m = not meaningful

Our International Automotive Finance operations earned income from continuing operations before income tax expense of $71 million and $111 million during the three months and six months ended June 30, 2011, respectively, compared to income from continuing operations before income tax expense of $95 million and $142 million during the three months and six months ended June 30, 2010, respectively. The decrease for the three months ended June 30, 2011, was primarily due to favorable mark-to-market adjustments on derivatives during the same period in 2010. Results for the six months ended June 30, 2011, were unfavorably impacted by an increase in provision for loan losses, as well as favorable mark-to-market adjustments on derivatives during the same period in 2010.

Total financing revenue and other interest income increased 13% and 5% during the three months and six months ended June 30, 2011, respectively, compared to the same periods in 2010. The increases were primarily due to movements in foreign currency exchange rates and an increase in FTP income in certain countries, which were partially offset by a decline in operating lease revenue. Operating lease revenue (along with the related depreciation expense) decreased primarily due to the continued runoff of the full-service leasing portfolio.

Interest expense increased 34% and 22% for the three months and six months ended June 30, 2011, respectively, compared to the same periods in 2010. The increases were primarily due to an increase in FTP expense in certain countries and movement in foreign currency exchange rates.

Other income decreased 21% and 16% for the three months and six months ended June 30, 2011, respectively, compared to the same periods in 2010. The decreases were primarily due to favorable mark-to-market adjustments on derivatives during the same periods in 2010 partially offset by higher earnings from the China joint venture in 2011.

The provision for loan losses was $7 million and $44 million for the three months and six months ended June 30, 2011, respectively, compared to $9 million and $30 million for the same periods in 2010. The increase in year-to-date provision is related to actions taken in the first three months of 2011 due to recent concerns regarding specific commercial loans.

Other operating expenses increased 7% for the three months ended June 30, 2011, and decreased 9% for the six months ended June 30, 2011, compared to the same periods in 2010. The decrease in the six months ended June 30, 2011, was primarily due to lower expenses associated with the wind-down of operations in certain countries and our continued focus on cost reduction partially offset by favorable tax rulings in the second quarter of 2010 that did not repeat.

Automotive Financing Volume

Consumer Automotive Financing Volume

The following tables summarize our new and used vehicle consumer financing volume and our share of consumer sales.

	Ally consumer automotive financing volume		% Share of consumer sales
Three months ended June 30, (units in thousands)	2011	2010	2011	2010
GM new vehicles
North America	183	167	35	36
International (excluding China) (a)	84	68	25	22
China (b)	30	24	11	10

Total GM new units financed	297	259

Chrysler new vehicles
North America	78	96	27	45

Total Chrysler new units financed	78	96

Other non-GM / Chrysler new vehicles
North America	16	8
International (excluding China)	1	1
China (b)	25	17

Total other non-GM / Chrysler new units financed	42	26

Used vehicles
North America	113	69
International (excluding China)	10	6

Total used units financed	123	75

Total consumer automotive financing volume	540	456

(a)	Excludes financing volume and GM consumer sales of discontinued operations as well as GM consumer sales for other countries in which GM operates and in which we have no financing volume.
(b)	Represents vehicles financed through our joint venture GMAC-SAIC. We own 40% of GMAC-SAIC alongside Shanghai Automotive Group Finance Company LTD and Shanghai General Motors Corporation LTD.

	Ally consumer automotive financing volume		% Share of consumer sales
Six months ended June 30, (units in thousands)	2011	2010	2011	2010
GM new vehicles
North America	449	292	43	35
International (excluding China) (a)	159	130	25	20
China (b)	54	46	10	10

Total GM new units financed	662	468

Chrysler new vehicles
North America	153	153	29	41
International (excluding China)	1	—

Total Chrysler new units financed	154	153

Other non-GM / Chrysler new vehicles
North America	35	13
International (excluding China)	2	2
China (b)	46	29

Total other non-GM / Chrysler new units financed	83	44

Used vehicles
North America	238	128
International (excluding China)	19	12

Total used units financed	257	140

Total consumer automotive financing volume	1,156	805

(a)	Excludes financing volume and GM consumer sales of discontinued operations as well as GM consumer sales for other countries in which GM operates and in which we have no financing volume.
(b)	Represents vehicles financed through our joint venture GMAC-SAIC. We own 40% of GMAC-SAIC alongside Shanghai Automotive Group Finance Company LTD and Shanghai General Motors Corporation LTD.

Growth in consumer automotive financing volume in 2011, compared to 2010, was primarily driven by higher industry sales. Additionally, increases from 2010 results are attributable to continued focus on the used vehicle and diversified markets as well as lease related volume. GM penetration levels in 2011 were above 2010 levels resulting from the expansion of our retail platform. Additional increases in our International Operations were due to increased manufacturer marketing incentive programs offered in various markets, as well as the reintroduction of products and more competitive pricing. The decrease in Chrysler penetration levels for the six months ended June 30, 2011, as compared to the same period in 2010, is related to reductions in manufacturer non-rate incentive programs.

Manufacturer Marketing Incentives

Retail and lease contracts acquired by us that included rate and residual subvention from GM were as follows.

	Six months ended June 30,
	2011	2010
GM subvented volume in North America
As % of GM North American new retail and lease volume acquired by Ally	49%	52%
As % of total North American new and used retail and lease volume acquired by Ally	25%	26%
GM subvented International (excl. China) volume (a)
As % of GM International new retail and lease volume acquired by Ally	64%	49%
As % of total International new and used retail and lease volume acquired by Ally	56%	44%
GM subvented volume in China (b)
As % of GM China new retail and lease volume acquired by Ally	4%	1%
As % of total China new and used retail and lease volume acquired by Ally	2%	1%

(a)	Represents subvention for continuing operations only.
(b)	Through our joint venture GMAC-SAIC. We own 40% of GMAC-SAIC alongside Shanghai Automotive Group Finance Company LTD and Shanghai General Motors Corporation LTD.

The following table shows Chrysler subvented retail and lease volume acquired by Ally.

	Six months ended June 30,
	2011	2010
Chrysler subvented volume in North America
As % of Chrysler North American new retail and lease volume acquired by Ally	52%	58%
As % of total North American new and used retail and lease volume acquired by Ally	9%	15%

During the six months ended June 30, 2011, North American retail contracts acquired that included rate subvention from GM and Chrysler decreased as a percentage of total new retail contracts acquired as compared to the same period in 2010 due to reductions in manufacturer marketing incentives. Conversely, International retail contracts acquired that included rate and residual subvention increased as a result of increased GM incentive programs offered in various International markets.

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

	Average balance		% Share of dealer inventory
Three months ended June 30, ($ in millions)	2011	2010	2011	2010
GM new vehicles
North America (a)	$16,455	$14,731	81	84
International (excluding China) (b)(c)	4,041	2,949	80	75
China (b)(d)	1,345	1,143	80	80

Total GM new vehicles financed	21,841	18,823

Chrysler new vehicles
North America (a)	8,214	5,808	67	71
International	22	42

Total Chrysler new vehicles financed	8,236	5,850

Other non-GM / Chrysler new vehicles
North America	2,076	1,961
International (excluding China)	152	78

Total other non-GM / Chrysler new vehicles financed	2,228	2,039

Used vehicles
North America	3,126	3,119
International (excluding China)	182	90

Total used vehicles financed	3,308	3,209

Total commercial wholesale finance receivables	$35,613	$29,921

(a)	Share of dealer inventory based on end of period dealer inventory (excluding in-transit units).
(b)	Share of dealer inventory based on wholesale financing share of GM shipments.
(c)	Excludes commercial wholesale finance receivables and dealer inventory of discontinued and wind-down operations as well as dealer inventory for other countries in which GM operates and we had no commercial wholesale finance receivables.
(d)	Represents vehicles financed through a joint venture in China in which Ally owns a minority interest.

	Average balance		% Share of dealer inventory
Six months ended June 30, ($ in millions)	2011	2010	2011	2010
GM new vehicles
North America (a)	$15,962	$14,132	82	85
International (excluding China) (b)(c)	3,931	2,797	80	74
China (b)(d)	1,106	1,045	81	81

Total GM new vehicles financed	20,999	17,974

Chrysler new vehicles
North America (a)	7,660	5,492	68	71
International	22	43

Total Chrysler new vehicles financed	7,682	5,535

Other non-GM / Chrysler new vehicles
North America	2,128	1,928
International (excluding China)	140	63

Total other non-GM / Chrysler new vehicles financed	2,268	1,991

Used vehicles
North America	3,111	3,035
International (excluding China)	157	391

Total used vehicles financed	3,268	3,426

Total commercial wholesale finance receivables	$34,217	$28,926

(a)	Share of dealer inventory based on end of period dealer inventory (excluding in-transit units).
(b)	Share of dealer inventory based on wholesale financing share of GM shipments.
(c)	Excludes commercial wholesale finance receivables and dealer inventory of discontinued and wind-down operations as well as dealer inventory for other countries in which GM operates and we had no commercial wholesale finance receivables.
(d)	Includes vehicles financed through a joint venture in China in which Ally owns a minority interest.

Commercial wholesale financing average balance increased for the three months and six months ended June 30, 2011, compared to the same periods in 2010, primarily due to increasing global automotive sales and the corresponding increase in dealer inventories in virtually every market.

Insurance Operations

Results of Operations

The following table summarizes the operating results of our Insurance operations excluding discontinued operations for the periods shown. The amounts presented are before the elimination of balances and transactions with our other operating segments.

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2011	2010	Favorable/ (unfavorable) % change	2011	2010	Favorable/ (unfavorable) % change
Insurance premiums and other income
Insurance premiums and service revenue earned	$429	$469	(9)	$856	$929	(8)
Investment income	71	86	(17)	151	227	(33)
Other income	16	18	(11)	29	38	(24)

Total insurance premiums and other income	516	573	(10)	1,036	1,194	(13)
Expense
Insurance losses and loss adjustment expenses	237	224	(6)	410	420	2
Acquisition and underwriting expense
Compensation and benefits expense	30	28	(7)	63	57	(11)
Insurance commissions expense	130	154	16	259	304	15
Other expenses	46	59	22	97	122	20

Total acquisition and underwriting expense	206	241	15	419	483	13

Total expense	443	465	5	829	903	8
Income from continuing operations before income tax expense	$73	$108	(32)	$207	$291	(29)

Total assets	$8,533	$8,552	—	$8,533	$8,552	—

Insurance premiums and service revenue written	$429	$415	3	$841	$838	—

Combined ratio (a)	100.7%	96.0%		94.4%	93.8%

(a)	Management uses a combined ratio as a primary measure of underwriting profitability with its components measured using accounting principles generally accepted in the United States of America. Underwriting profitability is indicated by a combined ratio under 100% and is calculated as the sum of all incurred losses and expenses (excluding interest and income tax expense) divided by the total of premiums and service revenues earned and other income.

Our Insurance operations earned income from continuing operations before income tax expense of $73 million and $207 million for the three months and six months ended June 30, 2011, respectively, compared to $108 million and $291 million for the three months and six months ended June 30, 2010, respectively. The decreases were primarily attributable to lower realized investment gains and higher weather related losses in the United States.

Insurance premiums and service revenue earned decreased 9% and 8% for the three months and six months ended June 30, 2011, respectively, compared to the same periods in 2010, primarily due to the sale of certain international insurance operations during the fourth quarter of 2010 and lower earnings from our U.S. extended service contracts due to a decrease in domestic written premiums related to lower vehicle sales volume from 2007 to 2009.

Investment income totaled $71 million and $151 million for the three months and six months ended June 30, 2011, respectively, compared to $86 million and $227 million for the same periods in 2010. The decreases were primarily due to lower realized investment gains. The fair value of the investment portfolio was $4.6 billion and $4.2 billion at June 30, 2011 and 2010, respectively.

Insurance losses and loss adjustment expenses totaled $237 million and $410 million for the three months and six months ended June 30, 2011, respectively, compared to $224 million and $420 million for the three months and six months ended

June 30, 2010, respectively. The increase during the three month period was primarily due to weather related losses in the United States on our dealer inventory insurance products. The weather related losses were partially offset for the three month period and fully offset for the six month period by favorable experience on our U.S. vehicle service contract losses and the sale of certain international insurance operations during the fourth quarter of 2010.

Acquisition and underwriting expense decreased 15% and 13% for the three months and six months ended June 30, 2011, respectively, compared to the same periods in 2010. The decreases were primarily due to the sale of certain international insurance operations during the fourth quarter of 2010 and lower commission expense in our U.S. dealership-related products matching our decrease in earned premiums.

The following table shows premium and service revenue written by insurance product.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2011	2010	2011	2010
Vehicle service contracts
New retail	$93	$83	$183	$152
Used retail	113	114	217	220

Total vehicle service contracts	206	197	400	372
Wholesale	30	20	52	47
Other finance and insurance (a)	41	34	71	57

North American operations	277	251	523	476
International operations (b)	152	164	318	362

Total	$429	$415	$841	$838

(a)	Other finance and insurance includes Guaranteed Automobile Protection (GAP) coverage, excess wear and tear, and other ancillary products.
(b)	International operations for the three months and six months ended June 30, 2010, included $23 million and $63 million, respectively, of written premium from certain international insurance operations that were sold during the fourth quarter of 2010.

Insurance premiums and service revenue written was $429 million and $841 million for the three months and six months ended June 30, 2011, respectively, compared to $415 million and $838 million for the same periods in 2010. Insurance premiums and service revenue written increased due to higher written premiums in our U.S. dealership-related products, particularly our vehicle service contract products. Vehicle service contract revenue is earned over the life of the service contract on a basis proportionate to the expected loss pattern. As such, the majority of earnings from vehicle service contracts written during the three months and six months ended June 30, 2011, will be recognized as income in future periods. The increase of insurance premiums and service revenue written was partially offset by the sale of certain international insurance operations during the fourth quarter of 2010.

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

The following table summarizes the composition of our Insurance operations cash and investment portfolio at fair value.

($ in millions)	June 30, 2011	December 31, 2010
Cash
Noninterest-bearing cash	$37	$28
Interest-bearing cash	1,091	1,168

Total cash	1,128	1,196

Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	79	219
Foreign government	811	744
Mortgage-backed	886	826
Asset-backed	61	11
Corporate debt	1,553	1,559

Total debt securities	3,390	3,359
Equity securities	1,170	796

Total available-for-sale securities	4,560	4,155

Total cash and securities	$5,688	$5,351

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

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2011	2010	Favorable/ (unfavorable) % change	2011	2010	Favorable/ (unfavorable) % change
Net financing loss
Total financing revenue and other interest income	$97	$95	2	$205	$195	5
Interest expense	115	113	(2)	253	224	(13)

Net financing loss	(18)	(18)	—	(48)	(29)	(66)
Servicing fees	313	331	(5)	640	657	(3)
Servicing asset valuation and hedge activities, net	(105)	(21)	n/m	(192)	(154)	(25)

Total servicing income, net	208	310	(33)	448	503	(11)
Gain on mortgage loans, net	62	102	(39)	136	188	(28)
Other income, net of losses	52	47	11	89	114	(22)

Total other revenue	322	459	(30)	673	805	(16)
Total net revenue	304	441	(31)	625	776	(19)
Provision for loan losses	—	(35)	(100)	2	(34)	(106)
Noninterest expense
Compensation and benefits expense	70	62	(13)	139	137	(1)
Representation and warranty expense	—	21	100	(2)	41	105
Other operating expenses	187	144	(30)	366	312	(17)

Total noninterest expense	257	227	(13)	503	490	(3)
Income before income tax expense	$47	$249	(81)	$120	$320	(63)

Total assets	$20,010	$20,014	—	$20,010	$20,014	—

n/m = not meaningful

Our Origination and Servicing operations earned income before income tax expense of $47 million and $120 million for the three months and six months ended June 30, 2011, respectively, compared to $249 million and $320 million for the three months and six months ended June 30, 2010, respectively. The decreases were primarily driven by unfavorable servicing asset valuation, net of hedge, lower net gains on the sale of mortgage loans, and the release of provision in 2010 that did not repeat in 2011.

Net financing losses were $18 million and $48 million for the three months and six months ended June 30, 2011, compared to $18 million and $29 million for the same periods in 2010. Net financing loss for the six months ended June 30, 2011, was unfavorably impacted by higher FTP as a result of larger asset balances and slightly unfavorable interest expense on Ginnie Mae repurchases.

Net servicing income was $208 million and $448 million for the three months and six months ended June 30, 2011, respectively, compared to $310 million and $503 million for the same periods in 2010. The decrease was impacted by regular MSR valuation adjustments.

The net gain on mortgage loans decreased 39% and 28% for the three months and six months ended June 30, 2011, respectively, compared to the same periods in 2010. The decreases during 2011 were primarily due to lower margins and production, partially offset by favorable market movement on pipeline hedge.

Other income, net of losses, was $52 million and $89 million for the three months and six months ended June 30, 2011, respectively, compared to $47 million and $114 million for the same periods in 2010. The decrease in other income during the six months ended June 30, 2011, was primarily related to the write-down of retained interests and lower mortgage processing fee income resulting from lower origination volume due to lower industry volume.

The provision for loan losses decreased $35 million and $36 million for the three months and six months ended June 30, 2011, respectively, compared to the same periods in 2010. The decrease in the provision from the three months ended June 30, 2011, to the three months ended June 30, 2010, is primarily driven by a release of provision during the second quarter of 2010 resulting from a change in the reserving methodology on the post-January 1, 2009 Origination and Servicing portfolio to better reflect the performance of the underlying collateral. The decrease for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, was attributable to the change in reserving methodology described above, as well as the release of reserves in 2010 on the commercial warehouse lending portfolio.

Total noninterest expense increased 13% and 3% for the three months and six months ended June 30, 2011, respectively, compared to the same periods in 2010, primarily due to a favorable reversal of a contingent liability during the three months ended June 30, 2010. The increase was partially offset by lower representation and warranty reserve expense in 2011 related to expected repurchases.

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

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2011	2010	Favorable/ (unfavorable) % change	2011	2010	Favorable/ (unfavorable) % change
Net financing revenue
Total financing revenue and other interest income	$210	$361	(42)	$428	$743	(42)
Interest expense	132	189	30	272	378	28

Net financing revenue	78	172	(55)	156	365	(57)
Servicing fees	(1)	(3)	67	(3)	(5)	40
Servicing asset valuation and hedge activities, net	—	—	—	—	—	—

Total servicing income, net	(1)	(3)	67	(3)	(5)	40
Gain on mortgage loans, net	34	95	(64)	52	160	(68)
Other income, net of losses	(18)	(20)	10	(22)	(60)	63

Total other revenue	15	72	(79)	27	95	(72)
Total net revenue	93	244	(62)	183	460	(60)
Provision for loan losses	38	127	70	83	133	38
Noninterest expense
Compensation and benefits expense	32	21	(52)	68	42	(62)
Representation and warranty expense	184	76	(142)	212	104	(104)
Other operating expenses	13	39	67	33	115	71

Total noninterest expense	229	136	(68)	313	261	(20)
(Loss) income from continuing operations before income tax expense	$(174)	$(19)	n/m	$(213)	$66	n/m

Total assets	$11,313	$26,029	(57)	$11,313	$26,029	(57)

n/m = not meaningful

Our Legacy Portfolio and Other operations incurred losses from continuing operations before income tax expense of $174 million and $213 million for the three months and six months ended June 30, 2011, respectively, compared to a loss from continuing operations before income tax expense of $19 million and income from continuing operations before income tax expense of $66 million for the three months and six months ended June 30, 2010, respectively. The losses in 2011 were higher primarily due to a $121 million representation and warranty expense related to rescinded mortgage insurance on certain securitized mortgage loans, lower financing revenue related to a decrease in asset levels, and a lower net gain on the sale of mortgage loans.

Net financing revenue was $78 million and $156 million for the three months and six months ended June 30, 2011, respectively, compared to $172 million and $365 million for the same periods in 2010. The decreases were driven by lower financing revenue and other interest income due primarily to a decline in average asset levels due to loan sales, the deconsolidation of previously on-balance sheet securitizations, and portfolio runoff. The decreases were partially offset by lower interest expense related to a reduction in average borrowings commensurate with a smaller asset base.

The net gain on mortgage loans was $34 million and $52 million for the three months and six months ended June 30, 2011, respectively, compared to $95 million and $160 million for the same periods in 2010. The decreases during 2011 were primarily due to lower whole-loan sales and mortgage loan resolutions.

Other income, net of losses, was a loss of $18 million and $22 million for the three months and six months ended June 30, 2011, respectively, compared to a loss of $20 million and $60 million for the same periods in 2010. The improvement for the six months ended June 30, 2011, compared to the same period in 2010, was primarily due to a lower fair value adjustment and better performance of the remaining asset portfolio. This favorability was partially offset by lower gains on real estate owned properties.

The provision for loan losses was $38 million and $83 million for the three months and six months ended June 30, 2011, respectively, compared to $127 million and $133 million for the same periods in 2010. The provision for both periods ended June 30, 2011, was the result of positive trends in credit performance and continued portfolio seasoning, which benefited from the improved asset mix as a result of the strategic actions taken during the fourth quarter of 2009 to write down and reclassify certain legacy mortgage loans from held-for-investment to held-for-sale.

Total noninterest expense increased 68% and 20% for the three months and six months ended June 30, 2011, respectively, compared to the same periods in 2010. The increases were primarily driven by a $121 million representation and warranty expense for certain securitized mortgages for which mortgage insurance was rescinded. The increase for both periods was partially offset by lower real estate owned expense due to fewer foreclosures, lower real estate owned balances, favorable average real estate owned values, and lower taxes and expense related to real estate owned properties.

Mortgage Loan Production and Servicing

Mortgage loan production for our Origination and Servicing operations was $12.6 billion and $24.8 billion for the three months and six months ended June 30, 2011, respectively, compared to $13.5 billion and $26.8 billion for the same periods in 2010. Domestic loan production decreased $816 million, or 6%, and $1.9 billion, or 7%, for the three months and six months ended June 30, 2011, respectively, compared to the same periods in 2010. International loan production decreased $63 million, or 18%, and $41 million, or 6%, for the three months and six months ended June 30, 2011, compared to the same periods in 2010. International mortgage loan production represents high-quality government-insured residential mortgages in Canada.

The following tables summarize consumer mortgage loan production for our Origination and Servicing operations.

	2011		2010
Three months ended June 30, ($ in millions)	Number of loans	Dollar amount of loans	Number of loans	Dollar amount of loans
Production by product type
Prime conforming	46,641	$10,587	39,849	$9,061
Prime nonconforming	335	291	550	462
Prime second-lien	—	—	—	—
Government	7,703	1,466	18,311	3,637
Nonprime	—	—	—	—

Total U.S. production	54,679	12,344	58,710	13,160
International production	1,374	283	1,835	346

Total production by product type	56,053	$12,627	60,545	$13,506

U.S. production by channel
Correspondent lender and secondary market purchases	44,702	$10,218	51,494	$11,661
Direct lending	7,775	1,461	7,073	1,466
Mortgage brokers	2,202	665	143	33

Total U.S. production by channel	54,679	$12,344	58,710	$13,160

	2011		2010
Six months ended June 30, ($ in millions)	Number of loans	Dollar amount of loans	Number of loans	Dollar amount of loans
Production by product type
Prime conforming	92,072	$20,513	80,783	$18,537
Prime nonconforming	790	675	996	832
Prime second-lien	—	—	—	—
Government	15,240	3,003	34,245	6,759
Nonprime	—	—	—	—

Total U.S. production	108,102	24,191	116,024	26,128
International production	2,838	595	3,379	636

Total production by product type	110,940	$24,786	119,403	$26,764

U.S. production by channel
Correspondent lender and secondary market purchases	90,245	$20,488	99,279	$22,644
Direct lending	14,789	2,830	16,523	3,428
Mortgage brokers	3,068	873	222	56

Total U.S. production by channel	108,102	$24,191	116,024	$26,128

The following table summarizes the primary mortgage loan-servicing portfolio.

($ in millions)	June 30, 2011	December 31, 2010
U.S. primary servicing portfolio
Prime conforming	$227,034	$220,762
Prime nonconforming	48,754	52,643
Prime second-lien	7,573	10,851
Government	48,975	48,550
Nonprime	21,948	22,874
International primary servicing portfolio	6,170	5,087

Total primary servicing portfolio (a)	$360,454	$360,767

(a)	Excludes loans for which we acted as a subservicer. Subserviced loans totaled $23.7 billion and $24.2 billion at June 30, 2011, and December 31, 2010, respectively.

For more information regarding our serviced mortgage assets, refer to Note 11 to the Condensed Consolidated Financial Statements.

Loans Outstanding

Consumer mortgage loans held-for-sale for our Origination and Servicing operations were as follows.

($ in millions)	June 30, 2011	December 31, 2010
Prime conforming	$2,064	$5,585
Prime nonconforming	—	—
Prime second-lien	—	—
Government (a)	3,005	3,434
Nonprime	—	—
International	196	351

Total	5,265	9,370
Net premiums	58	135
Fair value option election adjustment	30	(61)
Lower-of-cost or fair value adjustment	(3)	(2)

Total, net	$5,350	$9,442

(a)	Includes loans subject to conditional repurchase options of $2.3 billion and $2.3 billion sold to Ginnie Mae guaranteed securitizations at June 30, 2011, and December 31, 2010, respectively. The corresponding liability is recorded in accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet.

Consumer mortgage loans held-for-investment for our Origination and Servicing operations were as follows.

($ in millions)	June 30, 2011	December 31, 2010
Prime conforming	$—	$—
Prime nonconforming	2,448	2,068
Prime second-lien	—	—
Government	—	—
Nonprime	—	—
International	257	289

Total	2,705	2,357
Net premiums	11	11
Fair value option election adjustment	—	—
Allowance for loan losses	(14)	(14)

Total, net	$2,702	$2,354

Consumer mortgage loans held-for-sale for our Legacy Portfolio and Other operations were as follows.

($ in millions)	June 30, 2011	December 31, 2010
Prime conforming	$329	$336
Prime nonconforming	641	674
Prime second-lien	563	634
Government	18	18
Nonprime	609	637
International	33	13

Total (a)	2,193	2,312
Net discounts	(304)	(296)
Fair value option election adjustment	(17)	(1)
Lower-of-cost or fair value adjustment	(54)	(46)

Total, net (b)	$1,818	$1,969

(a)	Includes unpaid principal write-down of $1.7 billion and $1.8 billion at June 30, 2011, and December 31, 2010, respectively. The amounts are write-downs taken upon the transfer of mortgage loans from held-for-investment to held-for-sale during the fourth quarter of 2009 and charge-offs taken in accordance with our charge-off policy.
(b)	Includes loans subject to conditional repurchase options of $122 million and $146 million sold to off-balance sheet private-label securitizations at June 30, 2011, and December 31, 2010, respectively. The corresponding liability is recorded in accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet.

Consumer mortgage loans held-for-investment for our Legacy Portfolio and Other operations were as follows.

($ in millions)	June 30, 2011	December 31, 2010
Prime conforming	$298	$323
Prime nonconforming	5,628	6,059
Prime second-lien	2,406	2,642
Government	—	—
Nonprime	1,458	1,583
International	506	573

Total	10,296	11,180
Net premiums	22	26
Fair value option election adjustment	(1,752)	(1,890)
Allowance for loan losses	(521)	(542)

Total, net (a)	$8,045	$8,774

(a)	At June 30, 2011, and December 31, 2010, the carrying value of mortgage loans held-for-investment relating to securitization transactions accounted for as on-balance sheet securitizations and pledged as collateral totaled $946 million and $1.0 billion, respectively. The investors in these on-balance sheet securitizations have no recourse to our other assets beyond the loans pledged as collateral other than market customary representation and warranty provisions.

Mortgage Foreclosure Matters

Refer to Note 24 to the Condensed Consolidated Financial Statements for information related to these matters.

Corporate and Other

The following table summarizes the activities of Corporate and Other excluding discontinued operations for the periods shown. Corporate and Other includes our Commercial Finance Group, certain equity investments, the amortization of the discount associated with new debt issuances and bond exchanges, most notably from the December 2008 bond exchange, as well as the residual impacts of our corporate FTP and treasury ALM activities, noninterest expenses associated with deposit gathering activities, and reclassifications and eliminations between the reportable operating segments.

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2011	2010	Favorable/ (unfavorable) % change	2011	2010	Favorable/ (unfavorable) % change
Net financing loss
Total financing revenue and other interest income	$41	$40	3	$88	$71	24
Interest expense
Original issue discount amortization	257	293	12	556	589	6
Other interest expense	210	239	12	480	484	1

Total interest expense	467	532	12	1,036	1,073	3

Net financing loss	(426)	(492)	13	(948)	(1,002)	5
Other revenue
Loss on extinguishment of debt	(25)	(3)	n/m	(64)	(121)	47
Other gain on investments, net	40	47	(15)	65	79	(18)
Other income, net of losses	92	(8)	n/m	131	(79)	n/m

Total other revenue (expense)	107	36	197	132	(121)	n/m
Total net expense	(319)	(456)	30	(816)	(1,123)	27
Provision for loan losses	(49)	11	n/m	(66)	26	n/m
Noninterest expense
Compensation and benefits expense	136	140	3	272	296	8
Other operating expense	(22)	(17)	29	(14)	(44)	(68)

Total noninterest expense	114	123	7	258	252	(2)
Loss from continuing operations before income tax expense	$(384)	$(590)	35	$(1,008)	$(1,401)	28

Total assets	$31,508	$31,465	—	$31,508	$31,465	—

n/m = not meaningful

The following table summarizes the components of net financing losses for Corporate and Other.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2011	2010	2011	2010
Original issue discount amortization (a)	$(257)	$(293)	$(556)	$(589)
Net impact of the FTP methodology
Cost of carry on the cash and investment portfolio	(140)	(127)	(299)	(245)
ALM/FTP cost of funds mismatch	(70)	(42)	(176)	(113)
Net other unallocated interest income (costs)	15	(51)	27	(99)

Total net impact of the FTP methodology	(195)	(220)	(448)	(457)
Commercial Finance Group net financing revenue and other	26	21	56	44

Total net financing losses for Corporate and Other	$(426)	$(492)	$(948)	$(1,002)

(a)	The original issue discount associated with our 2008 bond exchange and cash tender offers in 2008 was $248 million and $534 million during the three months and six months ended June 30, 2011, respectively, compared to $282 million and $568 million during the same periods in 2010. The remaining amount is attributable to new debt issuance discount amortization.

The following table presents the scheduled remaining amortization of the original issue discount at June 30, 2011.

Year ended December 31, ($ in millions)	2011 (a)	2012	2013	2014	2015	2016 and thereafter (b)	Total
Original issue discount
Outstanding balance	$2,195	$1,844	$1,580	$1,390	$1,334	$—
Total amortization (c)	369	351	264	190	56	1,334	$2,564
2008 bond exchange amortization (d)	352	320	241	166	43	1,178	2,300

(a)	Represents the remaining future original issue discount amortization expense to be taken during 2011.
(b)	The maximum annual scheduled amortization for any individual year is $158 million in 2030 of which $152 million is related to 2008 bond exchange amortization.
(c)	Amortization is included as interest on long-term debt on the Condensed Consolidated Statement of Income.
(d)	2008 bond exchange amortization is included in total amortization.

Loss from continuing operations before income tax expense for Corporate and Other was $384 million and $1.0 billion for the three months and six months ended June 30, 2011, respectively, compared to $590 million and $1.4 billion for the three months and six months ended June 30, 2010, respectively. Corporate and Other’s loss from continuing operations before income tax expense for both periods is primarily due to net financing losses, which primarily represents original issue discount amortization expense and the net impact of our FTP methodology. The net impact of our FTP methodology includes the unallocated cost of maintaining our liquidity and investment portfolios and other unassigned funding costs and unassigned equity.

The improvements in the loss from continuing operations before income tax expense for the three months and six months ended June 30, 2011, were primarily due to the positive impact of a $121 million gain on the early settlement of a loss holdback provision related to certain historical automotive whole-loan forward flow agreements. Additionally, the three months ended June 30, 2011, was favorably impacted by a decrease in interest expense primarily due to lower debt commitment and facility fees, partially offset by a higher loss on the extinguishment of certain Ally debt (which included $20 million of accelerated amortization of original issue discount during the three months ended June 30, 2011). The six months ended June 30, 2011, was favorably impacted by a lower loss on the extinguishment of certain Ally debt (which included accelerated amortization of original issue discount of $50 million for the six months ended June 30, 2011, compared to $101 million for the six months ended June 30, 2010), partially offset by unfavorable net derivative activity.

Corporate and Other also includes the results of our Commercial Finance Group. Our Commercial Finance Group earned income from continuing operations before income tax expense of $82 million and $133 million for the three months and six months ended June 30, 2011, respectively, compared to $26 million and $39 million for the three months and six months ended June 30, 2010, respectively. The increases were primarily related to a lower provision for loan losses due to a specific reserve release and a decrease in non-specific loss reserves driven by a decline in the size of the loan portfolio.

Cash and Securities

The following table summarizes the composition of the cash and securities portfolio held at fair value by Corporate and Other.

($ in millions)	June 30, 2011	December 31, 2010
Cash
Noninterest-bearing cash	$1,940	$1,637
Interest-bearing cash	10,980	7,964

Total cash	12,920	9,601

Trading securities
U.S. Treasury	—	75
Mortgage-backed	272	25
Asset-backed	—	93

Total trading securities	272	193

Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	1,089	3,097
States and political subdivisions	2	2
Foreign government	510	499
Mortgage-backed	6,936	4,973
Asset-backed	2,160	1,936
Other debt (a)	674	151

Total debt securities	11,371	10,658

Total available-for-sale securities	11,371	10,658

Total cash and securities	$24,563	$20,452

(a)	Includes intersegment eliminations.

Risk Management

Managing the risk to reward trade-off is a fundamental component of operating our business. Our risk management process is overseen by the Ally Board of Directors (the Board), various risk committees, and the executive leadership team. The Board sets the risk appetite across our company while the risk committees and executive leadership team identify and monitor potential risks and manage the risk to be within our risk appetite. The primary risks include credit, market, operational, liquidity, and legal and compliance risk. For more information on our risk management process, refer to the Risk Management MD&A section of our 2010 Annual Report on Form 10-K.

Loan and Lease Exposure

The following table summarizes the exposures from our loan and lease activities.

($ in millions)	June 30, 2011	December 31, 2010
Finance receivables and loans
Global Automotive Services	$96,452	$86,888
Mortgage operations	12,612	13,423
Corporate and Other	1,661	2,102

Total finance receivables and loans	110,725	102,413
Held-for-sale loans
Global Automotive Services	—	—
Mortgage operations	7,168	11,411
Corporate and Other	—	—

Total held-for-sale loans	7,168	11,411

Total on-balance sheet loans	$117,893	$113,824

Off-balance sheet securitized loans
Global Automotive Services	$—	$—
Mortgage operations	330,276	326,830
Corporate and Other	—	—

Total off-balance sheet securitized loans	$330,276	$326,830

Operating lease assets
Global Automotive Services	$9,015	$9,128
Mortgage operations	—	—
Corporate and Other	—	—

Total operating lease assets	$9,015	$9,128

Serviced loans and leases
Global Automotive Services	$121,624	$115,358
Mortgage operations (a)	360,454	360,767
Corporate and Other	2,340	2,448

Total serviced loans and leases	$484,418	$478,573

(a)	Includes primary mortgage loan-servicing portfolio only.

The risks inherent in our loan and lease exposures are largely driven by changes in the overall economy and its impact to our borrowers. The potential financial statement impact of these exposures varies depending on the accounting classification and future expected disposition strategy. We retain the majority of our automobile loans as they complement our core business model. We primarily originate mortgage loans with the intent to sell them and, as such, retain only a small percentage of the loans that we originate or purchase. Loans that we do not intend to retain are sold to investors, primarily securitizations guaranteed by Fannie Mae, Freddie Mac, and Ginnie Mae (collectively the Government-Sponsored Enterprises or GSEs). However, we may retain an interest or right to service these loans. We ultimately manage the associated risks based on the underlying economics of the exposure.

Credit Risk Management

During the first half of 2011, the U.S. economy continued to expand, but at a below-trend pace. Within the automotive markets, demand and pricing have been strong for used vehicles; however, limited supply and reduced incentives in the new vehicle market have led to lower sales in the second quarter of 2011. We continue to be cautious due to higher average gasoline prices and their effect on automotive sales, the recent slow down in the labor market recovery, the ongoing correction in the housing market, and uncertainty emanating from the debt issues of developed economies. As a result, this underlying uncertainty may continue to affect our loan portfolio through the upcoming periods.

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

On-balance Sheet Portfolio

Our on-balance sheet portfolio includes both finance receivables and loans and held-for-sale loans. At June 30, 2011, this primarily included $96.4 billion of automobile finance receivables and loans and $19.8 billion of mortgage finance receivables and loans. Within our on-balance sheet portfolio, we have elected to account for certain mortgage loans at fair value. The valuation allowance recorded on fair value elected loans is separate from the allowance for loan losses. Changes in the fair value of loans are classified as gain on mortgage and automotive loans, net, in the Condensed Consolidated Statement of Income.

During the six months ended June 30, 2011, we further executed on our strategy of discontinuing and selling or liquidating nonstrategic operations. Refer to Note 2 to the Condensed Consolidated Financial Statements for additional information.

The following table presents our total on-balance sheet consumer and commercial finance receivables and loans reported at carrying value before allowance for loan losses.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more (b)
($ in millions)	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Consumer
Finance receivables and loans
Loans at historical cost	$69,147	$62,002	$582	$768	$5	$6
Loans at fair value	946	1,015	242	260	—	—

Total finance receivables and loans	70,093	63,017	824	1,028	5	6
Loans held-for-sale	7,168	11,411	2,931	3,273	35	25

Total consumer loans	77,261	74,428	3,755	4,301	40	31

Commercial
Finance receivables and loans
Loans at historical cost	40,632	39,396	609	740	—	—
Loans at fair value	—	—	—	—	—	—

Total finance receivables and loans	40,632	39,396	609	740	—	—
Loans held-for-sale	—	—	—	—	—	—

Total commercial loans	40,632	39,396	609	740	—	—

Total on-balance sheet loans	$117,893	$113,824	$4,364	$5,041	$40	$31

(a)	Includes nonaccrual troubled debt restructured loans of $716 million and $684 million at June 30, 2011, and December 31, 2010, respectively.
(b)	Includes troubled debt restructured loans classified as 90 days past due and still accruing of $26 million and $13 million at June 30, 2011, and December 31, 2010, respectively.

Total on-balance sheet loans outstanding at June 30, 2011, increased $4.1 billion to $117.9 billion from December 31, 2010, reflecting an increase of $2.8 billion in the consumer portfolio and an increase of $1.2 billion in the commercial portfolio. The increase in total on-balance sheet loans outstanding from December 31, 2010, was the result of increased automobile originations, which outpaced portfolio runoff, due to strong industry sales and automotive manufacturer penetration. The increase was partially offset by a decrease in mortgage originations in our consumer mortgage business and lower line utilization in our commercial mortgage business driven in part by lower industry volume.

The total TDRs outstanding at June 30, 2011, increased $197 million to $1.7 billion from December 31, 2010. This increase was driven primarily by our continued foreclosure prevention and loss mitigation procedures. We have participated in a variety of government modification programs, such as the Home Affordable Modification Program (HAMP), as well as internally developed modification programs.

Total nonperforming loans at June 30, 2011, decreased $677 million to $4.4 billion from December 31, 2010, reflecting a decrease of $546 million of consumer nonperforming loans and a decrease of $131 million of commercial nonperforming loans. The decrease in total nonperforming loans from December 31, 2010, was largely due to improvement within our consumer mortgage portfolio and the continued wind-down of non-core commercial assets.

The following table includes consumer and commercial net charge-offs from finance receivables and loans at historical cost and related ratios reported at carrying value before allowance for loan losses.

	Three months ended June 30,				Six months ended June 30,
	Net charge-offs		Net charge-off ratios (a)		Net charge-offs		Net charge-off ratios (a)
($ in millions)	2011	2010	2011	2010	2011	2010	2011	2010
Consumer
Finance receivables and loans at historical cost	$104	$181	0.6%	1.4%	$273	$436	0.8%	1.7%
Commercial
Finance receivables and loans at historical cost	17	126	0.2	1.4	37	187	0.2	1.0

Total finance receivables and loans at historical cost	$121	$307	0.4	1.4	$310	$623	0.6	1.4

(a)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the year for each loan category.

Our net charge-offs were $121 million and $310 million for the three months and six months ended June 30, 2011, respectively, compared to $307 million and $623 million for the three months and six months ended June 30, 2010, respectively. The decreases in net charge-offs were primarily driven by improvement within our consumer automotive and mortgage portfolios and the workout of certain commercial real estate and resort finance assets in prior periods. Loans held-for-sale are accounted for at the lower of cost or fair value, and therefore we do not record charge-offs.

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

Consumer Credit Portfolio

During the three months and six months ended June 30, 2011, the credit performance of the consumer portfolio continued to improve overall as our nonperforming finance receivables and loans and charge-offs declined. For information on our consumer credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements in our 2010 Annual Report on Form 10-K.

The following table includes consumer finance receivables and loans recorded at historical cost reported at carrying value before allowance for loan losses.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more (b)
($ in millions)	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Domestic
Consumer automobile	$41,495	$34,604	$103	$129	$—	$—
Consumer mortgage
1st Mortgage	6,857	6,917	300	388	1	1
Home equity	3,269	3,441	54	61	—	—

Total domestic	51,621	44,962	457	578	1	1

Foreign
Consumer automobile	17,240	16,650	81	78	4	5
Consumer mortgage
1st Mortgage	286	390	44	112	—	—
Home equity	—	—	—	—	—	—

Total foreign	17,526	17,040	125	190	4	5

Total consumer finance receivables and loans	$69,147	$62,002	$582	$768	$5	$6

(a)	Includes nonaccrual troubled debt restructured loans of $164 million and $204 million at June 30, 2011, and December 31, 2010, respectively.
(b)	There were no troubled debt restructured loans classified as 90 days past due and still accruing at June 30, 2011, and December 31, 2010.

Total consumer outstanding finance receivables and loans increased $7.1 billion at June 30, 2011, compared with December 31, 2010. This increase was primarily driven by domestic automobile originations, which outpaced portfolio run-off, due to strong industry sales and automotive manufacturer penetration.

Total consumer nonperforming finance receivables and loans at June 30, 2011, decreased $186 million to $582 million from December 31, 2010, reflecting a decrease of $163 million of consumer mortgage nonperforming finance receivables and loans and a decrease of $23 million of consumer automotive nonperforming finance receivables and loans. Nonperforming consumer mortgage finance receivables and loans decreased primarily due to the continued run-off of lower quality legacy loans. Nonperforming consumer automotive finance receivables and loans decreased primarily due to increased quality of newer vintages. Nonperforming consumer finance receivables and loans as a percentage of total outstanding consumer finance receivables and loans were 0.8% and 1.2% at June 30, 2011, and December 31, 2010, respectively.

Consumer domestic automotive loans accruing and past due 30 days or more decreased $135 million to $667 million at June 30, 2011, compared with December 31, 2010, primarily due to increased quality of newer vintages.

The following table includes consumer net charge-offs from finance receivables and loans at historical cost and related ratios reported at carrying value before allowance for loans losses.

	Three months ended June 30,				Six months ended June 30,
	Net charge-offs		Net charge-off ratios (a)		Net charge-offs		Net charge-off ratios (a)
($ in millions)	2011	2010	2011	2010	2011	2010	2011	2010
Domestic
Consumer automobile	$44	$77	0.4%	1.3%	$133	$260	0.7%	2.3%
Consumer mortgage
1st Mortgage	25	46	1.5	2.6	61	63	1.8	1.8
Home equity	17	27	2.1	2.9	38	38	2.3	2.0

Total domestic	86	150	0.7	1.7	232	361	0.9	2.2

Foreign
Consumer automobile	16	32	0.4	0.8	39	74	0.5	0.9
Consumer mortgage
1st Mortgage	2	(1)	2.9	(0.9)	2	1	1.2	0.7
Home equity	—	—	—	—	—	—	—	—

Total foreign	18	31	0.4	0.8	41	75	0.5	0.9

Total consumer finance receivables and loans	$104	$181	0.6	1.4	$273	$436	0.8	1.7

(a)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the year for each loan category.

Our net charge-offs from total consumer automobile finance receivables and loans decreased $49 million and $162 million for the three months and six months ended June 30, 2011, respectively, compared to the same periods in 2010. The decreases in net charge-offs were primarily due to lower loss frequency, improvements in loss severity as a result of improved pricing in the used vehicle market, and continued strong customer recoveries.

Our net charge-offs from total consumer mortgage receivables and loans were $44 million and $101 million for the three months and six months ended June 30, 2011, respectively, compared to $72 million and $102 million for the same periods in 2010. The decreases were driven by reduced net charge-offs within our consumer legacy mortgage portfolio reflecting the continued run-off of lower quality legacy loans.

The following table summarizes the total consumer loan originations at unpaid principal balance for the periods shown. Total consumer loan originations include loans classified as finance receivables and loans and loans held-for-sale during the period.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2011	2010	2011	2010
Domestic
Consumer automobile	$7,384	$7,174	$16,768	$12,470
Consumer mortgage
1st Mortgage	12,344	13,160	24,191	26,128
Home equity	—	—	—	—

Total domestic	19,728	20,334	40,959	38,598

Foreign
Consumer automobile	2,358	2,206	4,422	3,908
Consumer mortgage
1st Mortgage	283	346	595	638
Home equity	—	—	—	—

Total foreign	2,641	2,552	5,017	4,546

Total consumer loan originations	$22,369	$22,886	$45,976	$43,144

Total domestic automobile-originated loans increased $210 million and $4.3 billion for the three months and six months ended June 30, 2011, respectively, compared to the same periods in 2010, primarily due to strong industry sales and automotive manufacturer penetration.

Total domestic mortgage-originated loans decreased $816 million and $1.9 billion for the three months and six months ended June 30, 2011, respectively. The decreases for the three months and six months ended June 30, 2011, were in part, the result of lower industry volume and a change in our product mix with less government-insured residential mortgage loans.

Consumer loan originations retained on-balance sheet as held-for-investment were $10.0 billion and $21.9 billion for the three months and six months ended June 30, 2011, respectively, and $8.8 billion and $14.6 billion for the three months and six months ended June 30, 2010, respectively. The increases were primarily due to strong automotive industry sales and automotive manufacturer penetration in addition to increased balance sheet retention.

The following table shows the percentage of total consumer finance receivables and loans recorded at historical cost reported at carrying value before allowance for loan losses by state and foreign concentration. Total automobile loans were $58.7 billion and $51.3 billion at June 30, 2011, and December 31, 2010, respectively. Total mortgage and home equity loans were $10.4 billion and $10.7 billion at June 30, 2011, and December 31, 2010, respectively.

	June 30, 2011 (a)		December 31, 2010
	Automobile	1st Mortgage and home equity	Automobile	1st Mortgage and home equity
Texas	9.3%	5.0%	9.2%	4.4%
California	4.6	24.9	4.6	24.5
Florida	4.5	4.0	4.4	4.1
Michigan	3.9	4.8	3.7	5.0
Illinois	3.0	4.9	2.8	4.7
New York	3.4	2.3	3.4	2.4
Pennsylvania	3.3	1.7	3.2	1.7
Ohio	2.8	1.0	2.5	1.0
Georgia	2.3	1.8	2.2	1.8
North Carolina	2.1	2.1	2.0	2.0
Other United States	31.4	44.7	29.4	44.7
Canada	12.7	2.7	14.2	3.6
Brazil	5.3	—	5.2	—
Germany	5.0	—	5.7	—
Other foreign	6.4	0.1	7.5	0.1

Total consumer loans	100.0%	100.0%	100.0%	100.0%

(a)	Presentation is in descending order as a percentage of total consumer finance receivables and loans at June 30, 2011.

We monitor our consumer loan portfolio for concentration risk across the geographies in which we lend. The highest concentrations of loans in the United States were in Texas and California, which represented an aggregate of 16.3% of our total outstanding consumer finance receivables and loans at June 30, 2011.

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

Repossessed assets in our Automotive Finance operations at June 30, 2011, increased $2 million to $48 million from December 31, 2010. Foreclosed mortgage assets at June 30, 2011, decreased $37 million to $101 million from December 31, 2010.

Higher Risk Mortgage Loans

During the three months and six months ended June 30, 2011, we primarily focused our origination efforts on prime conforming and government guaranteed mortgages in the United States and high-quality insured mortgages in Canada. However, we continued to hold mortgage loans originated in prior years that have features that expose us to potentially higher credit risk including high original loan-to-value mortgage loans (prime or nonprime), payment-option adjustable-rate mortgage loans (prime nonconforming), interest-only mortgage loans (classified as prime conforming or nonconforming for domestic production and prime nonconforming or nonprime for international production), and teaser-rate mortgages (prime or nonprime).

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

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2011	2010	2011	2010
High original loan-to-value (greater than 100%) mortgage loans	$—	$—	$—	$—
Payment-option adjustable-rate mortgage loans	—	—	—	—
Interest-only mortgage loans (a)	—	87	—	190
Below-market rate (teaser) mortgages	—	—	—	—

Total higher-risk mortgage loan production	$—	$87	$—	$190

(a)	As of June 2010, this product was no longer offered.

The following table summarizes mortgage finance receivables and loans by higher-risk loan type. These finance receivables and loans are recorded at historical cost and reported at carrying value before allowance for loan losses.

	Outstanding		Nonperforming		Accruing past due 90 days or more
($ in millions)	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
High original loan-to-value (greater than 100%) mortgage loans	$5	$5	$1	$—	$—	$—
Payment-option adjustable-rate mortgage loans	4	5	1	1	—	—
Interest-only mortgage loans (a)	3,284	3,681	163	207	—	—
Below-market rate (teaser) mortgages	266	284	4	4	—	—

Total higher-risk mortgage loans	$3,559	$3,975	$169	$212	$—	$—

(a)	The majority of the interest-only mortgage loans are expected to start principal amortization in 2015 or beyond.

The allowance for loan losses was $236 million or 6.6% of total higher-risk held-for-investment mortgage loans recorded at historical cost based on carrying value outstanding before allowance for loans losses at June 30, 2011.

The following table includes our five largest state concentrations based on our higher-risk finance receivables and loans recorded at historical cost and reported at carrying value before allowance for loan losses.

($ in millions)	High original loan-to-value (greater than 100%) mortgage loans	Payment-option adjustable-rate mortgage loans	Interest-only mortgage loans	Below-market rate (teaser) mortgages	All higher-risk loans
June 30, 2011
California	$—	$1	$861	$84	$946
Virginia	—	—	297	11	308
Maryland	—	—	237	7	244
Michigan	—	—	207	9	216
Illinois	—	—	178	8	186
All other domestic and foreign	5	3	1,504	147	1,659

Total higher-risk mortgage loans	$5	$4	$3,284	$266	$3,559

December 31, 2010
California	$—	$1	$993	$89	$1,083
Virginia	—	—	330	12	342
Maryland	—	—	256	7	263
Michigan	—	—	225	10	235
Illinois	—	—	197	8	205
All other domestic and foreign	5	4	1,680	158	1,847

Total higher-risk mortgage loans	$5	$5	$3,681	$284	$3,975

Commercial Credit Portfolio

During the three months and six months ended June 30, 2011, the credit performance of the commercial portfolio improved as nonperforming finance receivables and loans and net charge-offs declined. For information on our commercial credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements in our 2010 Annual Report on Form 10-K.

The following table includes total commercial finance receivables and loans reported at carrying value before allowance for loan losses.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more (b)
($ in millions)	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Domestic
Commercial and industrial
Automobile	$26,125	$24,944	$214	$261	$—	$—
Mortgage	1,185	1,540	1	—	—	—
Other (c)	1,432	1,795	40	37	—	—
Commercial real estate
Automobile	2,129	2,071	110	193	—	—
Mortgage	—	1	—	1	—	—

Total domestic	30,871	30,351	365	492	—	—

Foreign
Commercial and industrial
Automobile	9,250	8,398	146	35	—	—
Mortgage	28	41	28	40	—	—
Other (c)	234	312	15	97	—	—
Commercial real estate
Automobile	208	216	17	6	—	—
Mortgage	41	78	38	70	—	—

Total foreign	9,761	9,045	244	248	—	—

Total commercial finance receivables and loans	$40,632	$39,396	$609	$740	$—	$—

(a)	Includes nonaccrual troubled debt restructured loans of $33 million and $9 million at June 30, 2011, and December 31, 2010, respectively.
(b)	There were no troubled debt restructured loans classified as 90 days past due and still accruing at June 30, 2011, and December 31, 2010.
(c)	Other commercial primarily includes senior secured commercial lending.

Total commercial finance receivables and loans outstanding increased $1.2 billion to $40.6 billion at June 30, 2011, from December 31, 2010. Foreign commercial and industrial outstandings increased primarily due to growth in our Canadian automobile portfolio, partially offset by dealer exits and continued portfolio runoff within exited countries. Domestic commercial and industrial outstandings increased due to strong automotive industry sales, partially offset by mortgage warehouse lending declines in line utilization due in part to lower industry volume.

Total commercial nonperforming finance receivables and loans were $609 million, a decrease of $131 million compared to December 31, 2010, primarily due to the continued wind-down of non-core commercial assets and improvement in dealer performance. Total nonperforming commercial finance receivables and loans as a percentage of outstanding commercial finance receivables and loans were 1.5% and 1.9% at June 30, 2011, and December 31, 2010, respectively.

The following table includes total commercial net charge-offs from finance receivables and loans at historical cost and related ratios reported at carrying value before allowance for loan losses.

	Three months ended June 30,				Six months ended June 30,
	Net charge-offs		Net charge-off ratios (a)		Net charge-offs		Net charge-off ratios (a)
($ in millions)	2011	2010	2011	2010	2011	2010	2011	2010
Domestic
Commercial and industrial
Automobile	$3	$5	0.1%	0.1%	$5	$6	—%	0.1%
Mortgage	—	(1)	(0.1)	(0.3)	2	(2)	0.3	(0.3)
Other	(1)	67	(0.2)	10.6	(3)	69	(0.4)	5.3
Commercial real estate
Automobile	4	17	0.8	3.2	3	29	0.3	2.8
Mortgage	—	(2)	—	(28.6)	(1)	41	n/m	145.5

Total domestic	6	86	0.1	1.2	6	143	—	1.1

Foreign
Commercial and industrial
Automobile	1	1	—	—	3	3	0.1	0.1
Mortgage	7	—	76.6	—	8	—	41.8	—
Other	1	29	0.7	36.0	4	29	2.6	16.3
Commercial real estate
Automobile	—	—	—	—	—	2	—	2.0
Mortgage	2	10	19.9	30.5	16	10	54.9	14.0

Total foreign	11	40	0.4	1.7	31	44	0.6	1.0

Total commercial finance receivables and loans	$17	$126	0.2	1.4	$37	$187	0.2	1.0

n/m = not meaningful

(a)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the year for each loan category.

Our net charge-offs from commercial finance receivables and loans totaled $17 million and $37 million for the three months and six months ended June 30, 2011, respectively, compared to $126 million and $187 million for the same periods in 2010. The decreases in net charge-offs were largely driven by an improved mix of loans in the existing portfolio driven by the workout of certain commercial real estate and resort finance assets in prior periods.

Commercial Real Estate

The commercial real estate portfolio consists of finance receivables and loans issued primarily to automotive dealers and related real estate firms. Commercial real estate finance receivables and loans remained flat at $2.4 billion at June 30, 2011, and December 31, 2010.

The following table shows the percentage of total commercial real estate finance receivables and loans by geographic region and property type. These finance receivables and loans are reported at carrying value before allowance for loan losses.

	June 30, 2011	December 31, 2010
Geographic region
Texas	12.7%	10.5%
Florida	10.4	10.3
Michigan	10.2	10.1
California	9.4	9.6
Virginia	4.4	4.4
New York	3.7	3.8
Pennsylvania	3.5	3.7
Oregon	3.5	3.1
Georgia	2.5	2.7
Alabama	2.5	2.4
Other United States	26.7	26.9
Canada	4.8	4.4
United Kingdom	3.4	5.0
Mexico	1.8	2.4
Other foreign	0.5	0.7

Total commercial real estate finance receivables and loans	100.0%	100.0%

Property type
Automobile dealerships	98.3%	91.8%
Residential	1.3	2.5
Land and land development	0.4	0.8
Other	—	4.9

Total commercial real estate finance receivables and loans	100.0%	100.0%

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

	June 30, 2011	December 31, 2010
Industry
Automotive	78.6%	66.5%
Real estate	8.6	12.1
Manufacturing	2.8	3.5
Services	1.8	1.9
Retail	1.7	1.5
Bank and finance companies	1.4	1.0
Electronics	1.1	1.2
Food	0.9	0.4
All other	3.1	11.9

Total commercial criticized finance receivables and loans	100.0%	100.0%

Total criticized exposures were $3.6 billion at both June 30, 2011, and December 31, 2010, as automotive criticized exposure increased due to risk rating process enhancements was offset by health/medical (within All other) and real estate improvements.

Allowance for Loan Losses

The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans.

Three months ended June 30, 2011 ($ in millions)	Consumer automobile	Consumer mortgage	Total consumer	Commercial	Total
Balance at April 1, 2011	$916	$563	$1,479	$327	$1,806
Charge-offs
Domestic	(95)	(48)	(143)	(12)	(155)
Foreign	(33)	(2)	(35)	(17)	(52)

Total charge-offs	(128)	(50)	(178)	(29)	(207)

Recoveries
Domestic	51	6	57	6	63
Foreign	17	—	17	6	23

Total recoveries	68	6	74	12	86

Net charge-offs	(60)	(44)	(104)	(17)	(121)
Provision for loan losses	51	39	90	(39)	51
Other	4	—	4	(1)	3

Balance at June 30, 2011	$911	$558	$1,469	$270	$1,739

Allowance for loan losses to finance receivables and loans outstanding at June 30, 2011 (a)	1.6%	5.4%	2.1%	0.7%	1.6%
Net charge-offs to average finance receivables and loans outstanding at June 30, 2011 (a)	0.4%	1.7%	0.6%	0.2%	0.4%
Allowance for loan losses to total nonperforming finance receivables and loans at June 30, 2011 (a)	496.4%	140.1%	252.6%	44.4%	146.0%
Ratio of allowance for loans losses to net charge-offs at June 30, 2011	3.8	3.1	3.5	4.0	3.6

(a)	Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the unpaid principal balance, net of premiums and discounts.

Three months ended June 30, 2010 ($ in millions)	Consumer automobile	Consumer mortgage	Total consumer	Commercial	Total
Balance at April 1, 2010	$1,120	$634	$1,754	$726	$2,480
Charge-offs
Domestic	(151)	(77)	(228)	(91)	(319)
Foreign	(50)	—	(50)	(49)	(99)

Total charge-offs	(201)	(77)	(278)	(140)	(418)

Recoveries
Domestic	74	4	78	5	83
Foreign	18	1	19	9	28

Total recoveries	92	5	97	14	111

Net charge-offs	(109)	(72)	(181)	(126)	(307)
Provision for loan losses	117	97	214	4	218
Discontinued operations	2	1	3	(2)	1
Other	(10)	(1)	(11)	(4)	(15)

Balance at June 30, 2010	$1,120	$659	$1,779	$598	$2,377

Allowance for loan losses to finance receivables and loans outstanding at June 30, 2010 (a)	2.7%	5.8%	3.4%	1.6%	2.6%
Net charge-offs to average finance receivables and loans outstanding at June 30, 2010 (a)	1.1%	2.6%	1.4%	1.4%	1.4%
Allowance for loan losses to total nonperforming finance receivables and loans at June 30, 2010 (a)	543.0%	105.5%	213.9%	40.9%	103.6%
Ratio of allowance for loans losses to net charge-offs at June 30, 2010	2.6	2.3	2.5	1.2	1.9

(a)	Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the unpaid principal balance, net of premiums and discounts.

Six months ended June 30, 2011 ($ in millions)	Consumer automobile	Consumer mortgage	Total consumer	Commercial	Total
Balance at January 1, 2011	$970	$580	$1,550	$323	$1,873
Charge-offs
Domestic	(234)	(108)	(342)	(18)	(360)
Foreign	(75)	(2)	(77)	(48)	(125)

Total charge-offs	(309)	(110)	(419)	(66)	(485)

Recoveries
Domestic	101	9	110	12	122
Foreign	36	—	36	17	53

Total recoveries	137	9	146	29	175

Net charge-offs	(172)	(101)	(273)	(37)	(310)
Provision for loan losses	104	79	183	(19)	164
Other	9	—	9	3	12

Balance at June 30, 2011	$911	$558	$1,469	$270	$1,739

Allowance for loan losses to finance receivables and loans outstanding at June 30, 2011 (a)	1.6%	5.4%	2.1%	0.7%	1.6%
Net charge-offs to average finance receivables and loans outstanding at June 30, 2011 (a)	0.6%	1.9%	0.8%	0.2%	0.6%
Allowance for loan losses to total nonperforming finance receivables and loans at June 30, 2011 (a)	496.4%	140.1%	252.6%	44.4%	146.0%
Ratio of allowance for loans losses to net charge-offs at June 30, 2011	2.7	2.8	2.7	3.6	2.8

(a)	Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the unpaid principal balance, net of premiums and discounts.

Six months ended June 30, 2010 ($ in millions)	Consumer automobile	Consumer mortgage	Total consumer	Commercial	Total
Balance at January 1, 2010	$1,024	$640	$1,664	$781	$2,445
Cumulative effect of change in accounting principles (a)	222	—	222	—	222
Charge-offs
Domestic	(437)	(109)	(546)	(152)	(698)
Foreign	(109)	(2)	(111)	(53)	(164)

Total charge-offs	(546)	(111)	(657)	(205)	(862)

Recoveries
Domestic	177	8	185	9	194
Foreign	35	1	36	9	45

Total recoveries	212	9	221	18	239

Net charge-offs	(334)	(102)	(436)	(187)	(623)
Provision for loan losses	225	115	340	22	362
Discontinued operations	5	—	5	(3)	2
Other	(22)	6	(16)	(15)	(31)

Balance at June 30, 2010	$1,120	$659	$1,779	$598	$2,377

Allowance for loan losses to finance receivables and loans outstanding at June 30, 2010 (b)	2.7%	5.8%	3.4%	1.6%	2.6%
Net charge-offs to average finance receivables and loans outstanding at June 30, 2010 (b)	1.7%	1.8%	1.7%	1.0%	1.4%
Allowance for loan losses to total nonperforming finance receivables and loans at June 30, 2010 (b)	543.0%	105.5%	213.9%	40.9%	103.6%
Ratio of allowance for loans losses to net charge-offs at June 30, 2010	1.7	3.2	2.0	1.6	1.9

(a)	Includes adjustment to the allowance due to adoption of ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.
(b)	Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the unpaid principal balance, net of premiums and discounts.

The allowance for consumer loan losses at June 30, 2011, declined $310 million compared to June 30, 2010, reflecting the continued improved asset mix with higher quality recent vintages, the runoff of Nuvell and other liquidating portfolios, as well as improved loss performance.

The allowance for commercial loan losses declined $328 million at June 30, 2011, compared to June 30, 2010, primarily related to the sale of the resort finance portfolio and improved portfolio credit quality.

Allowance for Loan Losses by Type

The following table summarizes the allocation of the allowance for loan losses by product type.

	2011			2010
June 30, ($ in millions)	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of allowance for loan losses	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of allowance for loan losses
Consumer
Domestic
Consumer automobile	$723	1.7	41.6	$910	3.4	38.3
Consumer mortgage
1st Mortgage	295	4.3	17.0	403	5.6	17.0
Home equity	261	8.0	15.0	255	6.9	10.7

Total domestic	1,279	2.5	73.6	1,568	4.2	66.0

Foreign
Consumer automobile	188	1.1	10.8	210	1.4	8.8
Consumer mortgage
1st Mortgage	2	0.6	0.1	1	0.3	—
Home equity	—	—	—	—	—	—

Total foreign	190	1.1	10.9	211	1.3	8.8

Total consumer loans	1,469	2.1	84.5	1,779	3.4	74.8

Commercial
Domestic
Commercial and industrial
Automobile	78	0.3	4.5	79	0.4	3.3
Mortgage	1	—	—	3	0.2	0.1
Other	68	4.8	3.9	282	11.7	11.9
Commercial real estate
Automobile	44	2.1	2.6	56	2.7	2.4
Mortgage	—	—	—	4	75.0	0.2

Total domestic	191	0.6	11.0	424	1.5	17.9

Foreign
Commercial and industrial
Automobile	68	0.7	3.9	42	0.5	1.7
Mortgage	6	19.8	0.3	21	27.9	0.9
Other	1	0.6	0.1	67	16.6	2.8
Commercial real estate
Automobile	2	0.8	0.1	2	1.2	0.1
Mortgage	2	5.5	0.1	42	35.4	1.8

Total foreign	79	0.8	4.5	174	1.9	7.3

Total commercial loans	270	0.7	15.5	598	1.6	25.2

Total allowance for loan losses	$1,739	1.6	100.0	$2,377	2.6	100.0

Provision for Loan Losses

The following table summarizes the provision for loan losses by product type.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2011	2010	2011	2010
Consumer
Domestic
Consumer automobile	$40	$91	$86	$175
Consumer mortgage
1st Mortgage	17	48	34	72
Home equity	19	49	42	41

Total domestic	76	188	162	288

Foreign
Consumer automobile	11	26	18	50
Consumer mortgage
1st Mortgage	3	—	3	2
Home equity	—	—	—	—

Total foreign	14	26	21	52

Total consumer loans	90	214	183	340

Commercial
Domestic
Commercial and industrial
Automobile	11	5	11	13
Mortgage	—	(2)	1	(9)
Other	(23)	12	(31)	31
Commercial real estate
Automobile	(6)	—	(7)	—
Mortgage	—	(3)	—	(9)

Total domestic	(18)	12	(26)	26

Foreign
Commercial and industrial
Automobile	6	(7)	37	(2)
Mortgage	(2)	—	(1)	2
Other	(26)	(1)	(35)	(4)
Commercial real estate
Automobile	—	—	—	—
Mortgage	1	—	6	—

Total foreign	(21)	(8)	7	(4)

Total commercial loans	(39)	4	(19)	22

Total provision for loans losses	$51	$218	$164	$362

Market Risk

Our automotive financing, mortgage, and insurance activities give rise to market risk representing the potential loss in the fair value of assets or liabilities caused by movements in market variables, such as interest rates, foreign-exchange rates, equity prices, market perceptions of credit risk, and other market fluctuations that affect the value of securities and assets held-for-sale. We are primarily exposed to interest rate risk arising from changes in interest rates related to financing, investing, and cash management activities. More specifically, we enter into contracts to provide financing, to retain mortgage servicing rights, and to retain various assets related to securitization activities, all of which are exposed in varying degrees to changes in value due to movements in interest rates. Interest rate risk arises from the mismatch between assets and the related liabilities used for funding. We may enter into various financial instruments, including derivatives, to maintain the desired level of exposure to the risk of interest rate fluctuations. Refer to Note 19 to the Condensed Consolidated Financial Statements for further information.

We are exposed to foreign-currency risk arising from the possibility that fluctuations in foreign-exchange rates will affect future earnings or asset and liability values related to our global operations. We may enter into hedges to mitigate foreign exchange risk.

We also have exposure to equity price risk, primarily in our Insurance operations, which invests in equity securities that are subject to price risk influenced by capital market movements. We may enter into equity options to economically hedge our exposure to the equity markets.

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

Liquidity Management, Funding, and Regulatory Capital

Overview

Liquidity management involves forecasting funding requirements driven by asset growth and liability maturities. The goal of liquidity management is to ensure we maintain adequate funds to meet changes in loan and lease demand, debt maturities, unexpected deposit withdrawals, and other seen and unforeseen corporate needs. Our primary funding objective is to ensure we maintain access to stable and diverse liquidity sources throughout all market cycles including periods of financial distress. Sources of liquidity include both retail and brokered deposits and secured and unsecured market-based funding across maturities, interest rate characteristics, currencies, and investor profiles. Further liquidity is available through committed borrowing facilities as well as funding programs supported by the Federal Reserve and the Federal Home Loan Bank of Pittsburgh (FHLB).

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

The Asset-Liability Committee (ALCO) is responsible for monitoring Ally’s liquidity position, funding strategies and plans, contingency funding plans, and counterparty credit exposure arising from financial transactions. ALCO delegates the planning and execution of liquidity management strategies to Corporate Treasury. We manage liquidity risk at the business segment, legal entity, and consolidated levels. Each business segment, along with Ally Bank and ResMor Trust, prepares periodic forecasts depicting anticipated funding needs and sources of funds with oversight and monitoring by Corporate Treasury. Corporate Treasury manages liquidity under baseline projected economic scenarios as well as more severe economically stressed environments. Corporate Treasury, in turn, plans and executes our funding strategies.

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

We maintain available liquidity in the form of cash, highly liquid unencumbered securities and available credit facility capacity that, taken together, are intended to allow us to operate and to meet our contractual obligations in the event of market-wide disruptions and enterprise-specific events. We maintain available liquidity at various entities, including Ally Bank and Ally Financial Inc., the parent company, and consider regulatory and tax restrictions that may limit our ability to transfer funds across entities. At June 30, 2011, we maintained $24.7 billion of total available parent company liquidity and $12.2 billion of total available liquidity at Ally Bank. To optimize cash and secured facility capacity between entities, the parent company lends cash to Ally Bank from time to time under an intercompany loan agreement. At June 30, 2011, $2.3 billion was outstanding under the intercompany loan agreement. Amounts outstanding are repayable to the parent company upon demand, subject to five days notice. As a result, this amount is included in the parent company available liquidity and excluded from the available liquidity at Ally Bank in the above amounts. For this purpose, parent company includes our consolidated operations less our Insurance operations, ResCap, and Ally Bank.

Funding Strategy

Our liquidity and ongoing profitability are largely dependent on our timely access to funding and the costs associated with raising funds in different segments of the capital markets. We continue to be extremely focused on maintaining and enhancing our liquidity. Our funding strategy largely focuses on the development of diversified funding sources across a global investor base to meet all our liquidity needs throughout different market cycles, including periods of financial distress. These funding sources include unsecured debt capital markets, asset-backed securitizations, both public and private, whole-loan asset sales, domestic and international committed and uncommitted credit facilities, brokered certificates of deposits, and retail deposits. We also supplement these sources with a modest amount of short-term borrowings, including Demand Notes, unsecured bank loans, and repurchase arrangements. The diversity of our funding sources enhances funding flexibility, limits dependence on any one source, and results in a more cost-effective strategy over the long term. We evaluate funding markets on an ongoing basis to achieve an appropriate balance of unsecured and secured funding sources and the maturity profiles of both. In addition, we further distinguish our funding strategy between bank funding and holding company or nonbank funding.

In addition, the FDIC has indicated that it expects us to diversify Ally Bank’s overall funding in order to reduce reliance on any one source of funding and to achieve a well-balanced funding portfolio across a spectrum of risk, duration, and cost of funds characteristics. Over the past few years, we have been focused on diversifying Ally Bank’s funding base by expanding its securitization programs, both public and through private committed credit facilities, extending the maturity profile of our brokered deposit portfolio while not exceeding a $10 billion portfolio, establishing repurchase agreements, and continuing to access funds from the Federal Home Loan Banks.

Since 2009, we have been directing new bank-eligible assets in the United States to Ally Bank in order to reduce and minimize our nonbanking exposures and funding requirements and utilize our growing consumer deposit-taking capabilities. This has allowed us to use bank funding for a wider array of our automotive finance assets and to provide a sustainable long-term funding channel for the business, while also improving the cost of funds for the enterprise.

Ally Bank

Ally Bank raises deposits directly from customers through the direct banking channel via the internet and over the telephone. Ally Bank provides our automotive finance and mortgage loan operations with a stable and low-cost funding source. At June 30, 2011, Ally Bank had $36.9 billion of total external deposits, including $24.6 billion of retail deposits. We expect that our cost of funds will continue to improve over time as our deposit base grows.

At June 30, 2011, Ally Bank maintained cash liquidity of $3.6 billion and highly liquid U.S. federal government and U.S. agency securities of $5.8 billion, excluding certain securities that were encumbered at June 30, 2011. In addition, at June 30, 2011, Ally Bank had unused capacity in committed secured funding facilities of $5.1 billion, including an equal allocation of shared unused capacity of $4.0 billion from a facility also available to the parent company. Our ability to access this unused capacity depends on having eligible assets to collateralize the incremental funding and, in some instances, the execution of interest rate hedges.

Maximizing bank funding continues to be a key part of our long-term liquidity strategy. We have made significant progress in migrating assets to Ally Bank and growing our retail deposit base since becoming a bank holding company in December 2008. Growth in retail deposits is key to further reducing our cost of funds and decreasing our reliance on the capital markets and other sources of funding. We believe deposits provide a low-cost source of funds that are less sensitive to interest rate changes, market volatility, or changes in our credit ratings than other funding sources. We have continued to expand our deposit gathering efforts through our direct and indirect marketing channels. Current retail product offerings consist of a variety of savings products including certificates of deposits (CDs), savings accounts, money market accounts, IRA deposit products, as well as an online checking product. In addition, we have brokered deposits, which are obtained through third-party intermediaries. In the first six months of 2011, the deposit base at Ally Bank grew $3.0 billion, ending the quarter at $36.9 billion from $33.9 billion at December 31, 2010. At June 30, 2011, deposit liabilities constituted 30% of our total funding, as compared to 14% as of December 31, 2008. The growth in deposits has been primarily attributable to our retail deposit portfolio. Strong retention rates continue to materially contribute to our growth in retail deposits. In the second quarter of 2011, we retained 88% of CD balances up for renewal during the same period. In addition to retail and brokered deposits, Ally Bank had access to funding through a variety of other sources including FHLB advances, the Federal Reserve’s Discount Window, public securitizations, and private secured funding arrangements. At June 30, 2011, debt outstanding from the FHLB totaled $4.5 billion with no debt outstanding from the Federal Reserve. Also, as part of our liquidity and funding plans, Ally Bank utilizes certain securities as collateral to access funding from repurchase agreements with third parties. Repurchase agreements are generally short-term and often occur overnight. Funding from repurchase agreements are accounted for as debt on our Condensed Consolidated Balance Sheet. At June 30, 2011, and December 31, 2010, Ally Bank had no debt outstanding under repurchase agreements.

Refer to Note 13 to the Condensed Consolidated Financial Statements for a summary of deposit funding by type.

The following table shows Ally Bank’s number of accounts and deposit balances by type as of the end of each quarter since 2009.

($ in millions)	2nd Quarter 2011	1st Quarter 2011	4th Quarter 2010	3rd Quarter 2010	2nd Quarter 2010	1st Quarter 2010	4th Quarter 2009	3rd Quarter 2009	2nd Quarter 2009	1st Quarter 2009
Number of accounts	851,991	798,622	726,104	676,419	616,665	573,388	535,301	506,313	461,229	362,776
Deposits
Retail	$24,562	$23,469	$21,817	$20,504	$18,690	$17,672	$16,926	$15,901	$14,464	$11,026
Brokered	9,903	9,836	9,992	9,978	9,858	9,757	10,149	9,151	8,141	9,072
Other (a)	2,405	2,064	2,108	2,538	2,267	1,914	1,767	2,331	2,194	1,950

Total deposits	$36,870	$35,369	$33,917	$33,020	$30,815	$29,343	$28,842	$27,383	$24,799	$22,048

(a)	Other deposits include mortgage escrow and other deposits (excluding intercompany deposits).

In addition to building a larger deposit base, we continue to remain active in the securitization markets to finance our Ally Bank automotive loan portfolios. During the second quarter of 2011, Ally Bank completed three transactions and raised $2.5 billion of secured funding backed by retail and dealer floorplan automotive loans. In the first half of 2011, Ally Bank has completed seven transactions and raised $5.9 billion of secured funding backed by retail and dealer floorplan automotive loans, as well as consumer leases. While deposits provide for a more stable funding base, our efficiencies in securitization and improving capital market conditions have resulted in a reduction in the cost of funds achieved through secured funding transactions, making them a very attractive source of funding. For retail automotive loans and leases, the primary reason why securitizations are an attractive funding source is that the term structure locks in funding for a specified pool of loans and leases for the life of the underlying asset. Once a pool of retail automotive loans are selected and placed into a securitization, the underlying assets will have no bearing on any incremental liquidity risk. We manage the execution risk arising from secured funding by maintaining a diverse investor base and maintaining capacity in our committed secured facilities. At June 30, 2011, Ally Bank had exclusive access to $9.5 billion of funding capacity from committed credit facilities, an increase of $750 million from March 31, 2011. Ally Bank also had access to a $4.1 billion committed facility that is shared with the parent company.

Nonbank Funding

At June 30, 2011, the parent company maintained cash liquidity of $9.5 billion and unused capacity in committed credit facilities of $12.0 billion, including an equal allocation of shared unused capacity of $4.0 billion from a facility also available to Ally Bank. Our ability to access unused capacity in secured facilities depends on having eligible assets to collateralize the incremental funding and, in some instances, the execution of interest rate hedges. Funding sources at the parent company generally consist of longer-term unsecured debt, private credit facilities, asset-backed securitizations, and a modest amount of short-term borrowings.

We continue to access the unsecured debt markets to further strengthen the parent company liquidity position. In the second quarter, we completed a $1.5 billion offering, which included both fixed and floating rate notes with a tenor of approximately three years. In the first half of 2011, we have completed a total of $3.75 billion in funding through the debt capital markets. In addition, we offer short-term and long-term unsecured debt through a retail debt program known as SmartNotes. SmartNotes are floating-rate instruments with fixed-maturity dates ranging from 9 months to 30 years that we have issued through a network of participating broker-dealers. There were $9.6 billion and $9.8 billion of SmartNotes outstanding at June 30, 2011, and December 31, 2010, respectively.

We also obtain short-term unsecured funding from the sale of floating-rate demand notes under our Demand Notes program. The holder has the option to require us to redeem these notes at any time without restriction. Demand Notes outstanding were $2.4 billion at June 30, 2011, compared to $2.0 billion at December 31, 2010. Unsecured short-term bank loans also provide short-term funding. At June 30, 2011, we had $4.3 billion in short-term unsecured debt outstanding, an increase of $0.1 billion from December 31, 2010. Refer to Note 14 and Note 15 to the Condensed Consolidated Financial Statements for additional information about our outstanding short-term borrowings and long-term unsecured debt, respectively.

Secured funding is also a significant source of financing at the parent company. In the United States, we completed a private securitization transaction and a whole loan sale that raised a total of $4.4 billion of funding in the second quarter.

Internationally, we still remain active in both the public and private securitization markets. In the second quarter, we completed our second Canadian public term securitization transaction for the year backed by retail automotive loans that resulted in $541 million of funding. We also continue to maintain significant credit capacity at the parent company to fund automotive-related assets, including a $7.5 billion syndicated facility that can fund U.S. and Canadian automotive retail and commercial loans, as well as leases. In addition to this facility, there are a variety of others that provide funding in various countries. At June 30, 2011, there was a total of $22.3 billion of committed capacity available exclusively for the parent company in various facilities around the globe.

Recent Funding Developments

During the first six months of 2011, we have completed funding transactions totaling over $19 billion, and renewed key existing funding facilities as we realized ready access to both the public and private markets. Key funding highlights from the first six months of 2011 were as follows:

•	We issued $3.8 billion of public term unsecured debt.

•	We raised $10.9 billion from the sale of asset-backed securities publicly and privately in multiple jurisdictions and sold $1.3 billion of U.S. retail automotive loans on a whole loan basis.

•	We created $3.4 billion of new funding capacity from the completion of new facilities and increases to existing facilities.

•	We renewed approximately $18.8 billion of key funding facilities that fund our Automotive Finance and Mortgage operations.

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

($ in millions)	Bank	Nonbank	Total	%
June 30, 2011
Secured financings	$23,882	$24,239	$48,121	34
Institutional term debt	—	26,153	26,153	19
Retail debt programs (a)	—	14,442	14,442	10
Temporary Liquidity Guarantee Program (TLGP)	—	7,400	7,400	5
Bank loans and other	1	2,293	2,294	2

Total debt (b)	23,883	74,527	98,410	70
Deposits (c)	36,870	5,392	42,262	30

Total on-balance sheet funding	$60,753	$79,919	$140,672	100

Off-balance sheet securitizations
Mortgage loans	$—	$65,682	$65,682

Total off-balance sheet securitizations	$—	$65,682	$65,682

December 31, 2010
Secured financings	$20,199	$22,193	$42,392	32
Institutional term debt	—	27,257	27,257	21
Retail debt programs (a)	—	14,249	14,249	10
Temporary Liquidity Guarantee Program (TLGP)	—	7,400	7,400	6
Bank loans and other	1	2,374	2,375	2

Total debt (b)	20,200	73,473	93,673	71
Deposits (c)	33,917	5,131	39,048	29

Total on-balance sheet funding	$54,117	$78,604	$132,721	100

Off-balance sheet securitizations
Mortgage loans	$—	$69,356	$69,356

Total off-balance sheet securitizations	$—	$69,356	$69,356

(a)	Primarily includes $9,564 million and $9,784 million of Ally SmartNotes at June 30, 2011, and December 31, 2010, respectively.
(b)	Excludes fair value adjustment as described in Note 15 to the Condensed Consolidated Financial Statements.
(c)	Bank deposits include retail, brokered, mortgage escrow, and other deposits. Nonbank deposits include dealer wholesale deposits and deposits at ResMor Trust. Intercompany deposits are not included.

Refer to Note 15 to the Condensed Consolidated Financial Statements for a summary of the scheduled maturity of long-term debt at June 30, 2011.

Funding Facilities

We utilize both committed and uncommitted credit facilities. The financial institutions providing the uncommitted facilities are not legally obligated to advance funds under them. The amounts outstanding under our various funding facilities are included on our Condensed Consolidated Balance Sheet.

The total capacity in our committed funding facilities is provided by banks and other financial institutions through private transactions. The committed secured funding facilities can be revolving in nature and allow for additional funding during the commitment period, or they can be amortizing and do not allow for any further funding after the closing date. At June 30, 2011, $31.3 billion of our $37.5 billion of committed capacity was revolving. Our revolving facilities generally have an original tenor ranging from 364 days to two years. As of June 30, 2011, we had $12.3 billion of committed funding capacity with a remaining tenor greater than 364 days, which is an increase of $2.9 billion from March 31, 2011.

Committed Funding Facilities

	Outstanding		Unused capacity (a)		Total capacity
($ in billions)	Jun. 30, 2011	Dec. 31, 2010	Jun. 30, 2011	Dec. 31, 2010	Jun. 30, 2011	Dec. 31, 2010
Bank funding
Secured	$6.4	$6.4	$3.1	$1.9	$9.5	$8.3
Nonbank funding
Unsecured
Automotive Finance operations	0.3	0.8	0.5	—	0.8	0.8
Secured
Automotive Finance operations	12.0	8.3	9.5	9.1	21.5	17.4
Mortgage operations	1.0	1.0	0.6	0.6	1.6	1.6

Total nonbank funding	13.3	10.1	10.6	9.7	23.9	19.8
Shared capacity (b)	0.1	0.2	4.0	3.9	4.1	4.1

Total committed facilities	$19.8	$16.7	$17.7	$15.5	$37.5	$32.2

(a)	Funding from committed secured facilities is available on request in the event excess collateral resides in certain facilities or is available to the extent incremental collateral is available and contributed to the facilities.
(b)	Funding is generally available for assets originated by Ally Bank or the parent company, Ally Financial Inc.

Uncommitted Funding Facilities

	Outstanding		Unused capacity		Total capacity
($ in billions)	Jun. 30, 2011	Dec. 31, 2010	Jun. 30, 2011	Dec. 31, 2010	Jun. 30, 2011	Dec. 31, 2010
Bank funding
Secured
Federal Reserve funding programs	$—	$—	$3.9	$4.0	$3.9	$4.0
FHLB advances	4.5	5.3	1.4	0.2	5.9	5.5

Total bank funding	4.5	5.3	5.3	4.2	9.8	9.5

Nonbank funding
Unsecured
Automotive Finance operations	1.7	1.4	0.6	0.6	2.3	2.0
Secured
Automotive Finance operations	0.1	0.1	0.1	—	0.2	0.1
Mortgage operations	—	—	0.1	0.1	0.1	0.1

Total nonbank funding	1.8	1.5	0.8	0.7	2.6	2.2

Total uncommitted facilities	$6.3	$6.8	$6.1	$4.9	$12.4	$11.7

Bank Funding Facilities

Facilities for Automotive Finance Operations — Secured

Ally Bank’s largest facility is a $7.5 billion revolving syndicated credit facility secured by automotive receivables. At June 30, 2011, the amount outstanding under this facility was $4.9 billion. In the second quarter of 2011, Ally Bank successfully renewed $1.5 billion of committed credit capacity and extended the revolving period to two years. At June 30, 2011, Ally Bank had exclusive access to $9.5 billion of funding capacity from committed credit facilities, an increase of $750 million from March 31, 2011. Ally Bank also had access to a $4.1 billion committed facility that is shared with the parent company. In the event these facilities are not renewed, the outstanding debt will be repaid over time as the underlying collateral amortizes.

Nonbank Funding Facilities

Facilities for Automotive Finance Operations — Unsecured

Revolving credit facilities — At June 30, 2011, we maintained $486 million of commitments in our U.S. unsecured revolving credit facility maturing June 2012. We also maintained $281 million of committed unsecured bank facilities in Canada and $50 million in Europe. The Canadian facilities expire in June 2012 and the European facility expires in March 2012.

Facilities for Automotive Finance Operations — Secured

The parent company’s largest facility is a $7.5 billion revolving syndicated credit facility secured by U.S. and Canadian automotive receivables. In the event this facility is not renewed at maturity, the outstanding debt will be repaid over time as the underlying collateral amortizes. At June 30, 2011, there was $768 million outstanding under this facility.

In addition to our syndicated revolving credit facility, we also maintain various bilateral and multilateral secured credit facilities in multiple countries that fund our Automotive Finance operations. These are primarily private securitization facilities that fund a specific pool of automotive assets. Many of the facilities have revolving commitments and allow for the funding of additional assets during the commitment period. At June 30, 2011, the parent company maintained exclusive access to $21.5 billion of committed secured credit facilities to fund automotive assets and also had access to a $4.1 billion committed facility that is shared with Ally Bank.

Facilities for Mortgage Operations — Secured

At June 30, 2011, we had capacity of $500 million to fund eligible mortgage servicing rights and capacity of $475 million to fund mortgage servicer advances. We also maintained an additional $594 million of committed capacity to fund mortgage loans.

Cash Flows

Net cash provided by operating activities was $4.4 billion for the six months ended June 30, 2011, compared to $11.6 billion for the same period in 2010. During the six months ended June 30, 2011, the net cash inflow from sales and repayment of mortgage and automotive loans held-for-sale exceeded cash outflow from new originations and purchases of such loans by $3.3 billion. During the six months ended June 30, 2010, this activity resulted in a net cash inflow of $8.0 billion.

Net cash used in investing activities was $6.8 billion for the six months ended June 30, 2011, compared to $808 million for the same period in 2010. Net cash flows from finance receivables and loans decreased $1.5 billion for the six months ended June 30, 2011, compared to the same period in 2010. The cash outflow to purchase operating lease assets exceeded cash inflows from disposals of such assets by $196 million for the six months ended June 30, 2011. These activities resulted in a net cash inflow of $2.9 billion for the six months ended June 30, 2010. The shift in net cash flow attributable to leasing activities compared to the prior year was primarily due to a year over year increase in lease origination activity. Cash received from sales and maturities of available-for-sale investment securities, net of purchases, decreased $568 million during the six months ended June 30, 2011, compared to the same period in 2010.

Net cash provided by financing activities for the six months ended June 30, 2011, totaled $5.7 billion, compared to net cash used of $12.2 billion in the same period in 2010. Cash generated from long-term debt issuances exceeded cash used to repay such debt by $3.3 billion for the six months ended June 30, 2011. For the comparable period in 2010, cash repayments exceeded proceeds from new issuances of long-term debt by $11.3 billion. Also contributing to the increase in cash inflow was an increase in short-term debt obligations of $3.6 billion for the six months ended June 30, 2011, compared to the same period in 2010.

Comprehensive Capital Analysis and Review

The Comprehensive Capital Analysis and Review (CCAR) involves the Board of Governors of the Federal Reserve System (the FRB) forward-looking evaluation of the internal capital planning processes of large, complex bank holding companies and their proposals to undertake capital actions in 2011, such as increasing dividend payments or repurchasing or redeeming stock. In November 2010, the FRB issued guidelines to provide a common, conservative approach to ensure that bank holding companies hold adequate capital to maintain ready access to funding, continue operations, and meet their obligations to creditors and counterparties, and continue to serve as credit intermediaries, even under adverse conditions. As a large bank holding company, we submitted a comprehensive capital plan and additional supervisory information to the FRB during the first quarter of 2011 in conjunction with CCAR. At this time, our capital plan is still under review by the FRB.

Regulatory Capital

Refer to Note 18 to the Condensed Consolidated Financial Statements.

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

Off-balance Sheet Arrangements

Refer to Note 10 to the Condensed Consolidated Financial Statements.

Purchase Obligations

Loan Repurchases and Obligations Related to Loan Sales

Overview — Our Mortgage operations sell loans that take the form of securitizations guaranteed by the GSEs, securitizations to private investors, and to whole-loan investors. In connection with a portion of our private-label securitizations, the monolines insured all or some of the related bonds and guaranteed timely repayment of bond principal and interest when the issuer defaults. In connection with securitizations and loan sales, investors are provided various representations and warranties related to the loans sold. The specific representations and warranties vary among different transactions and investors but typically relate to, among other things, the ownership of the loan, the validity of the lien securing the loan, the loan’s compliance with the criteria for inclusion in the transaction including compliance with underwriting standards or loan criteria established by the buyer, the ability to deliver required documentation and compliance with applicable laws. In general, the representations and warranties described above may be enforced at any time unless a sunset provision is in place. Upon discovery of a breach of a representation or warranty, the breach is corrected in a manner conforming to the provisions of the sale agreement. This may require us to repurchase the loan, indemnify the investor for incurred losses, or otherwise make the investor whole. We have entered into settlement agreements with both Fannie Mae and Freddie Mac that, subject to certain exclusions, limit our remaining exposure with the GSEs. See Government-sponsored Enterprises below. ResCap assumes all of the customary mortgage representation and warranty obligations for loans purchased from Ally Bank and subsequently sold into the secondary market, generally through securitizations guaranteed by the GSEs. In the event ResCap fails to meet these obligations, Ally Financial Inc. has provided Ally Bank a guaranteed coverage of liability.

Originations — We believe our exposure to mortgage representation and warranty claims is most significant for loans originated and sold between 2004 through 2008, specifically the 2006 and 2007 vintages that were originated and sold prior to enhanced underwriting standards and risk-mitigation actions implemented in 2008 and forward. Since 2009, we have focused primarily on originating domestic prime conforming and government-insured mortgages. In addition, we ceased offering interest-only jumbo mortgages in 2010. Our representation and warranty risk-mitigation strategies include, but are not limited to, pursuing settlements with investors where economically beneficial in order to resolve a pipeline of demands in lieu of loan-by-loan assessments that could result in us repurchasing loans, aggressively contesting claims we do not consider valid (rescinding claims), or seeking recourse against correspondent lenders from whom we purchased loans wherever appropriate.

The following table summarizes domestic mortgage loans sold with contractual representation and warranty obligations by the type of investor (original unpaid principal balance).

	Six months ended June 30,	Year ended December 31,
($ in billions)	2011	2010	2009	2008	2007	2006	2005	2004
GSEs
Fannie Mae	$16.0	$35.3	$21.2	$24.9	$31.6	$33.5	$31.8	$30.5
Freddie Mac	7.8	15.7	8.7	12.3	15.5	12.6	16.1	13.7
Ginnie Mae	3.9	16.2	24.9	12.5	3.2	3.6	4.2	4.8
Private-label securitizations
Insured (monolines)	—	—	—	—	6.5	10.7	10.4	15.1
Uninsured	—	0.3	—	—	29.1	63.6	53.5	35.9
Whole-loan	0.1	1.6	0.1	2.2	8.2	23.9	17.4	10.9

Total sales	$27.8	$69.1	$54.9	$51.9	$94.1	$147.9	$133.4	$110.9

Repurchase Process — After receiving a claim under representation and warranty obligations, we review the claim to determine the appropriate response (e.g. appeal, provide additional information, repurchase the loan, or remit make-whole payment) and take appropriate action. Historically, repurchase demands were related to loans that became delinquent within the first few years following origination and varied by investor. As a result of market developments over the past several years, repurchase demand behavior has changed significantly. GSEs are more likely to submit claims for loans at any point in their life cycle. Investors are more likely to submit claims for loans that become delinquent at any time while a loan is outstanding or when a loan incurs a loss. Refer to Note 24 to the Condensed Consolidated Financial Statements for additional information related to pending litigation. Representation and warranty claims are generally reviewed on a loan-by-loan basis to validate if there has been a breach requiring a potential repurchase or indemnification payment. We actively contest claims to the extent we do not consider them valid. We are not required to repurchase a loan or provide an indemnification payment where claims are not valid.

During the six months ended June 30, 2011, we experienced a decrease in new claims compared to 2010, in part due to settlements with key counterparties. However, we experienced an increase in new claims during the three months ended June 30, 2011, which was due to a $180 million repurchase request from a monoline bond insurance company, which is still under review. The following table presents new claims by vintage (original unpaid principal balance). We expect that MBIA and other monolines will make additional claims in the future.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2011	2010	2011	2010
2004 and prior period	$16	$11	$23	$24
2005	14	9	21	26
2006	222	47	237	133
2007	33	96	57	255
2008	45	56	70	164
Post 2008	52	5	105	14
Unspecified	—	—	2	—

Total claims	$382	$224	$515	$616

We seek to manage the risk of repurchase or indemnification and the associated credit exposure through our underwriting and quality assurance practices and by servicing mortgage loans to meet investor standards. We believe that, in general, the longer a loan performs prior to default the less likely it is that an alleged breach of representation and warranty will be found to have a material and adverse impact on the loan’s performance. When we do repurchase loans, we bear the related credit loss on the loans. Repurchased loans are classified as held-for-sale and initially recorded at fair value.

Refer to Note 24 to the Condensed Consolidated Financial Statements for additional information related to our representation and warranty obligations.

The following table summarizes the unpaid principal balance on mortgage loans repurchased in connection with our representation and warranty obligations.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2011	2010	2011	2010
GSEs	$57	$101	$100	$248
Private-label securitizations
Insured (monolines)	—	4	—	5
Uninsured	28	—	28	—
Other	3	20	8	48

Total loan repurchases	$88	$125	$136	$301

The following table summarizes indemnification payments made in connection with our representation and warranty obligations.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2011	2010	2011	2010
GSEs	$13	$67	$28	$140
Private-label securitizations
Insured (monolines)	8	6	10	8
Uninsured	123	—	123	—
Other	11	4	12	8

Total indemnification payments	$155	$77	$173	$156

The following table presents the total number and original unpaid principal balance of loans related to unresolved representation and warranty demands (indemnification claims or repurchase demands). The table includes demands that we have requested be rescinded but which have not been agreed to by the investor.

	June 30, 2011		December 31, 2010
($ in millions)	Number of loans	Dollar amount of loans	Number of loans	Dollar amount of loans
GSEs	544	$115	833	$170	(a)
Monolines	11,819	874	8,206	661
Other	448	89	392	88

Total unpaid principal balance	12,811	$1,078	9,431	$919

(a)	This amount is gross of any loans that would be removed due to the Fannie Mae settlement. At December 31, 2010, $48 million of outstanding claims were covered under the Fannie Mae settlement agreement.

We are currently in litigation with MBIA Insurance Corp. (MBIA) with respect to certain of our private-label securitizations. June 30, 2011 amounts in the table above include unresolved repurchase demands of $437 million of original unpaid principal balance with MBIA, which were received prior to commencement of these proceedings by MBIA. Historically we have requested that most of the repurchase demands presented to us by MBIA be rescinded, consistent with the repurchase process described above. As the litigation progresses, we expect to receive additional repurchase demands from MBIA. We also expect to receive additional repurchase demands from other monolines.

Representation and Warranty Obligation Reserve Methodology — The liability for representation and warranty obligations reflects management’s best estimate of probable lifetime losses. We consider historical and recent demand trends in establishing the reserve. The methodology used to estimate the reserve considers a variety of assumptions including borrower performance (both actual and estimated future defaults), repurchase demand behavior, historical loan defect experience, historical mortgage insurance rescission experience, and historical and estimated future loss experience, which includes projections of future home price changes as well as other qualitative factors including investor behavior. In cases where we do not have or have limited current or historical demand experience with an investor, it is difficult to predict and estimate the level and timing of any potential future demands. In such cases, we may not be able to reasonably estimate losses, and a liability is not recognized. Management monitors the adequacy of the overall reserve and makes adjustments to the level of reserve, as necessary, after consideration of other qualitative factors including ongoing dialogue and experience with counterparties.

At the time a loan is sold, an estimate of the fair value of the liability is recorded and classified in accrued expenses and other liabilities on our Condensed Consolidated Balance Sheet and recorded as a component of gain (loss) on mortgage and automotive loans, net, in our Condensed Consolidated Statement of Income. We recognize changes in the liability when additional relevant information becomes available. Changes in the liability are recorded as other operating expenses in our Condensed Consolidated Statement of Income. The repurchase reserve at June 30, 2011, relates primarily to non-GSE exposure.

Government-sponsored Enterprises — Between 2004 and 2008, we sold $250.8 billion of loans to the GSEs. Each GSE has specific guidelines and criteria for sellers and servicers of loans underlying their securities. In addition, the risk of credit loss of the loan sold was generally transferred to investors upon sale of the securities into the secondary market. Conventional conforming loans were sold to either Freddie Mac or Fannie Mae, and government-insured loans were securitized with Ginnie Mae. For the six months ended June 30, 2011, we received repurchase claims relating to $250 million of original unpaid principal balance of which $146 million are associated with the 2004 through 2008 vintages. The remaining $104 million in repurchase claims relate to post-2008 vintages. During the six months ended June 30, 2011, we resolved claims with respect to $305 million of original unpaid principal balance, including settlement, repurchase, or indemnification payments related to $211 million of original unpaid principal balance, and rescinded claims related to $94 million of original unpaid principal balance. Our representation and warranty obligation liability with respect to the GSEs considers the existing unresolved claims and our best estimate of future claims we might receive. We consider our experiences with the GSE in evaluating our liability. During 2010, we reached agreements with Freddie Mac and Fannie Mae that, subject to certain exclusions, limits our remaining exposure to each counterparty.

In March 2010, certain of our mortgage subsidiaries entered into an agreement with Freddie Mac under which we made a one-time payment to Freddie Mac for the release of repurchase obligations relating to most of the mortgage loans sold to Freddie Mac prior to January 1, 2009. This agreement does not release any of our obligations with respect to exposure for private-label mortgage-backed securities in which Freddie Mac had previously invested, loans where Ally Bank is the owner of the servicing, as well as defects in certain other specified categories of loans. Further, we continue to be responsible for other contractual obligations we have with Freddie Mac, including all indemnification obligations that may arise in connection with the servicing of the mortgages. The total original unpaid principal balance of loans originated prior to January 1, 2009 and where Ally Bank was the owner of the servicing was $10.9 billion. From January 1, 2009 through June 30, 2011, the amount of losses we have taken on loans that we have repurchased relating to defects where Ally Bank was the owner of the servicing was $87 million. From April 1, 2010 through June 30, 2011, the amount of losses we have taken on loans that we have repurchased relating to defects in the other specified categories was $15 million. These other specified categories include (i) loans subject to certain state predatory lending and similar laws; (ii) groups of 25 or more mortgage loans purchased, originated, or serviced by one of our mortgage subsidiaries, the purchase, origination, or sale of which all involve a common actor who committed fraud; (iii) “non-loan-level” representations and warranties which refer to representations and warranties that do not relate to specific mortgage loans (examples of such non-loan-level representations and warranties include the requirement that our mortgage subsidiaries meet certain standards to be eligible to sell or service loans for Freddie Mac or our mortgage subsidiaries sold or serviced loans for market participants that were not acceptable to Freddie Mac); and (iv) mortgage loans that are ineligible for purchase by Freddie Mac under its charter and other applicable documents. If, however, a mortgage loan was ineligible under Freddie Mac’s charter solely because mortgage insurance was rescinded (rather than for example, because the mortgage loan is secured by a commercial property), and Freddie Mac required our mortgage subsidiary to repurchase that loan because of the ineligibility, Freddie Mac would pay our mortgage subsidiary any net loss we suffered on any later liquidation of that mortgage loan.

Certain of our mortgage subsidiaries have received subpoenas from the Federal Housing Finance Agency (the FHFA), which is the conservator of Fannie Mae and Freddie Mac. We continue to discuss the terms and circumstances under which documents would be provided under the subpoenas related to Freddie Mac. The FHFA has indicated that documents provided in response to the subpoenas will enable the FHFA to determine whether they believe issuers of private-label mortgage-backed securities are potentially liable to Freddie Mac for losses they might have incurred. Although Freddie Mac has not brought any claims against us with respect to private-label securities subsequent to the settlement, they may well do so in the future.

On December 23, 2010, certain of our mortgage subsidiaries entered into an agreement with Fannie Mae under which we made a one-time payment to Fannie Mae for the release of repurchase obligations related to most of the mortgage loans we sold to Fannie Mae prior to June 30, 2010. The agreement also covers potential exposure for private-label mortgage-backed securities in which Fannie Mae had previously invested. This agreement does not release any of our obligations with respect to loans where Ally Bank is the owner of the servicing, as well as for defects in certain other specified categories of loans. Further, we continue to be responsible for other contractual obligations we have with Fannie Mae, including all indemnification obligations that may arise in connection with the servicing of the mortgages, and we continue to be obligated to indemnify Fannie Mae for litigation or third party claims (including by borrowers) for matters that may amount to breaches of selling representations and warranties. The total original unpaid principal balance of loans originated prior to January 1, 2009 and where Ally Bank was the owner of the servicing was $24.4 billion. From July 1, 2010 through June 30, 2011, the amount of losses we have taken on loans that we have repurchased relating to defects where Ally Bank was the owner of the servicing was $61 million. From January 1, 2011 through June 30, 2011, the amount of losses we have taken on loans that we have repurchased relating to defects in the other specified categories of loans was $4 million. These other specified categories include, among others, (i) those that violate anti-predatory laws or statutes or related regulations or that otherwise violate other applicable laws and regulations; (ii) those that have non-curable defects in title to the secured property, or that have curable title defects, to the extent our mortgage subsidiaries do not cure such defects at our subsidiary’s expense; (iii) any mortgage loan in which title or ownership of the mortgage loan was defective; (iv) groups of 13 or more mortgage loans, the purchase, origination, sale or servicing of which all involve a common actor who committed fraud; and (v) mortgage loans not in compliance with Fannie Mae Charter Act requirements (e.g., mortgage loans on commercial properties or mortgage loans without required mortgage insurance coverage). If a mortgage loan falls out of compliance with Fannie Mae Charter Act requirements because mortgage insurance coverage has been rescinded and not reinstated or replaced, upon the borrower’s default our mortgage subsidiaries would have to pay to Fannie Mae the amount of insurance proceeds that would have been paid by the mortgage insurer with respect to such mortgage loan. If the amount of the loss exceeded the amount of insurance proceeds, Fannie Mae would be responsible for such excess.

The following tables summarize the changes in the original unpaid principal balance related to unresolved repurchase demands with respect to our GSE exposure.

Three months ended June 30, ($ in millions)	2011	2010
Balance at April 1,	$98	$230
New claims	148	198
Realized losses (a)	(78)	(184)
Rescinded claims/other	(53)	(54)

Balance at June 30,	$115	$190

(a)	Losses include settlements, repurchases, and indemnification payments.

Six months ended June 30, ($ in millions)	2011	2010
Balance at January 1,	$170	$296
New claims	250	522
Realized losses (a)	(211)	(510)
Rescinded claims/other	(94)	(118)

Balance at June 30,	$115	$190

(a)	Losses include settlements, repurchases, and indemnification payments.

Monoline Insurers — Historically, our Mortgage operations securitized loans where the monolines insured all or some of the related bonds and guaranteed the timely repayment of bond principal and interest when the issuer defaults. Typically, any alleged breach requires the insurer to have both the ability to assert a claim as well as evidence that a defect has had a material and adverse effect on the interest of the security holders or the insurer. For the period 2004 through 2007, we sold $42.7 billion of loans into these monoline wrapped securitizations. During the six months ended June 30, 2011, we received repurchase claims related to $226 million of original unpaid principal balance from the monolines associated with the 2004 through 2007 securitizations. We have resolved repurchase demands through indemnification payments related to $16 million of original unpaid principal balance.

We are currently in litigation with MBIA, and additional litigation with other monolines is likely. Refer to Note 24 to the Condensed Consolidated Financial Statements for information with respect to pending litigation.

The following tables summarize the changes in our original unpaid principal balance related to unresolved repurchase demands with respect to our monoline exposure.

Three months ended June 30, ($ in millions)	2011	2010
Balance at April 1,	$667	$595
New claims	212	16
Realized losses (a)	(8)	(7)
Rescinded claims/other	3	(3)

Balance at June 30,	$874	$601

(a)	Losses include settlements, repurchases, and indemnification payments.

Six months ended June 30, ($ in millions)	2011	2010
Balance at January 1,	$661	$553
New claims	226	71
Realized losses (a)	(16)	(18)
Rescinded claims/other	3	(5)

Balance at June 30,	$874	$601

(a)	Losses include settlements, repurchases, and indemnification payments.

Private-label Securitization — Historically, our Mortgage operations were very active in the securitization market selling whole loans into special-purpose entities and selling these private-label mortgage-backed securities to investors.

The following table summarizes the original unpaid principal balance of our domestic uninsured private-label securitization activity issued from various shelf registration statements of our subsidiaries and its corresponding majority product type and current unpaid principal balance for securitizations completed during 2004 through 2007.

($ in billions)	Original UPB		Current UPB at June 30, 2011	UPB at December 31, 2010
RFMSI (Prime)	$21.8		$9.0	$10.0
RALI (Alt-A and Option ARM)	66.7		27.9	30.7
RAMP (Subprime and other)	55.9	(a)	13.7	15.0
RASC (Subprime)	36.8		8.4	9.0
RFMSII (HELOC)	0.9		0.3	0.3

Total	$182.1		$59.3	$65.0

(a)	RAMP consisted of the following product types: subprime ($37.7 billion), prime ($8.8 billion), and other ($9.4 billion).

The following table summarizes the original unpaid principal balance of our domestic monoline insured private-label securitization activity issued from various shelf registration statements of our subsidiaries and its corresponding majority product type and current unpaid principal balance for securitizations completed during 2004 through 2007.

($ in billions)	Original UPB	Current UPB at June 30, 2011	UPB at December 31, 2010
RFMSI (Prime)	$1.7	$0.5	$0.6
RALI (Option ARM and Alt-A)	1.4	0.6	0.7
RAMP (HELOC and Subprime)	26.5	6.7	7.3
RASC (Subprime)	3.6	0.7	0.7
RFMSII (HELOC)	9.5	2.3	2.6

Total	$42.7	$10.8	$11.9

In general, representations and warranties provided as part of our securitization activities are less rigorous than those provided to the GSEs and generally impose higher burdens on investors seeking repurchase. In order to successfully assert a claim, it is our position that an investor must prove a breach of the representations and warranties that materially and adversely affects the interest of the investor in the allegedly defective loan. Securitization documents typically provide the investors with a right to request that the trustee investigate and initiate a repurchase claim. However, a class of investors generally are required to coordinate with other investors in that class comprising not less than 25% of the percentage interest constituting a class of securities of that class issued by the trust to pursue claims for breach of representations and warranties. In addition, our private-label securitizations generally require that the servicer or trustee give notice to the other parties whenever it becomes aware of facts or circumstances that reveal a breach of representation that materially and adversely affects the interest of the certificate holders. If, for example, we as servicer became aware of such facts and circumstances, we would typically be required to initiate a repurchase at that time.

Regarding our securitization activities, we have exposure to potential losses primarily through two avenues. First, investors (or monoline insurers in certain transactions) may request pursuant to applicable agreements that we repurchase loans or make the investor whole for losses incurred if it is determined that we violated representations and warranties made at the time of the sale, provided that such violations materially and adversely impacted the interests of the counterparty. Contractual representations and warranties are different based on the specific deal structure and investor. It is our position that litigation of these matters must proceed on a loan by loan basis. This issue is being disputed in various litigation currently pending. Similarly in dispute as a matter of law is the degree to which claimants will have to prove that the alleged breaches of representations and warranties actually caused the losses they claim to have suffered. Ultimate resolution by courts of these and other legal issues will impact litigation and treatment of non-litigated claims pursuant to similar contractual provisions. Second, investors in securitizations may attempt to achieve rescission of their investments or damages through litigation by claiming that the applicable offering documents were materially deficient. If an investor properly made and proved its allegations, the investor might attempt to claim that damages could include loss of market value on the investment even if there were little or no credit loss in the underlying loans.

Whole-loan Sales — In addition to the settlements with the GSEs noted earlier, we have settled with several whole-loan investors concerning alleged breaches of underwriting standards. For the six months ended June 30, 2011, we have received $38 million of original unpaid principal balance in repurchase claims of which $36 million are associated with the 2004 through 2008 vintages of loans sold to whole-loan investors. We resolved claims related to $37 million of original unpaid principal balance, including settlements, repurchases, or indemnification payments related to $13 million of original unpaid principal balance, and rescinded claims related to $24 million of original unpaid principal balance.

The following tables summarize the changes in the original unpaid principal balance related to unresolved repurchase demands with respect to our whole-loan sales exposure.

Three months ended June 30, ($ in millions)	2011	2010
Balance at April 1,	$73	$39
New claims	22	11
Realized losses (a)	(6)	(7)
Rescinded claims/other	—	(6)

Balance at June 30,	$89	$37

(a)	Losses include settlements, repurchases, and indemnification payments.

Six months ended June 30, ($ in millions)	2011	2010
Balance at January 1,	$88	$70
New claims	38	24
Realized losses (a)	(13)	(18)
Rescinded claims/other	(24)	(39)

Balance at June 30,	$89	$37

(a)	Losses include settlements, repurchases, and indemnification payments.

Private Mortgage Insurance

Mortgage insurance is required for certain consumer mortgage loans sold to the GSEs and certain securitization trusts and may have been in place for consumer mortgage loans sold to whole-loan investors. Mortgage insurance is typically required for first-lien consumer mortgage loans having a loan-to-value ratio at origination of greater than 80 percent. Mortgage insurers are, in certain circumstances, permitted to rescind existing mortgage insurance that covers consumer loans if they demonstrate certain loan underwriting requirements have not been met. Upon receipt of a rescission notice, we assess the notice and if appropriate we refute the notice, or if we cannot refute we attempt to remedy the defect. In the event the mortgage insurance cannot be reinstated, we may be obligated to repurchase the loan or provide an indemnification payment in the event of a loss, subject to contractual limitations. While we make every effort to reinstate the mortgage insurance, we have had limited success and as a result, most of these requests result in rescission of the mortgage insurance. At June 30, 2011, we have approximately $300 million in original unpaid principal balance of outstanding mortgage insurance rescission notices where we have not received a repurchase demand. However, this unpaid principal amount is not representative of expected future losses.

Private-label Mortgage-backed Securities Litigation, Repurchase Obligations, and Related Claims

We believe it is reasonably possible that losses beyond amounts currently reserved for the litigation matters described in Note 24 and potential repurchase obligations and related claims discussed above could occur, and such losses could have a material adverse impact on our results of operations, financial position, or cash flows. However, based on currently available information, we are unable to estimate a range of reasonably possible losses above reserves that have been established.

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

($ in millions)	June 30, 2011	December 31, 2010
Assets at fair value	$29,552	$33,001
As a percentage of total assets	17%	19%

Liabilities at fair value	$4,949	$4,832
As a percentage of total liabilities	3%	3%

Assets at fair value using Level 3 inputs	$6,611	$6,969
As a percentage of assets at fair value	22%	21%

Liabilities at fair value using Level 3 inputs	$969	$1,090
As a percentage of liabilities at fair value	20%	23%

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

Net Interest Margin Tables

The following tables present an analysis of net interest margin excluding discontinued operations for the periods shown.

	2011			2010			Increase (decrease) due to (a)
Three months ended June 30, ($ in millions)	Average balance (b)	Interest income/ interest expense	Yield/ rate	Average balance (b)	Interest income/ interest expense	Yield/ rate	Volume	Yield/ rate	Total
Assets
Interest-bearing cash and cash equivalents	$11,910	$15	0.51%	$15,498	$18	0.47%	$(4)	$1	$(3)
Trading securities	146	3	8.24	177	6	13.60	(1)	(2)	(3)
Investment securities (c)	14,311	102	2.86	10,793	86	3.20	26	(10)	16
Loans held-for-sale, net	8,320	98	4.72	12,671	156	4.94	(52)	(6)	(58)
Finance receivables and loans, net (d)	111,543	1,676	6.03	89,502	1,617	7.25	358	(299)	59
Investment in operating leases, net (e)	9,004	428	19.07	12,937	485	15.04	(168)	111	(57)

Total interest-earning assets	155,234	2,322	6.00	141,578	2,368	6.71	159	(205)	(46)
Noninterest-bearing cash and cash equivalents	1,020			85
Other assets	23,966			38,899
Allowance for loan losses	(1,816)			(2,496)

Total assets	$178,404			$178,066

Liabilities
Interest-bearing deposit liabilities	$40,386	$175	1.74%	$32,309	$155	1.92%	$36	$(16)	$20
Short-term borrowings	7,280	108	5.95	7,375	99	5.38	(1)	10	9
Long-term debt (f)(g)(h)	90,606	1,334	5.91	87,964	1,409	6.42	41	(116)	(75)

Total interest-bearing liabilities (g)(i)	138,272	1,617	4.69	127,648	1,663	5.23	76	(122)	(46)
Noninterest-bearing deposit liabilities	2,170			2,033

Total funding sources (g)(j)	140,442	1,617	4.62	129,681	1,663	5.14
Other liabilities	17,517			27,739

Total liabilities	157,959			157,420
Total equity	20,445			20,646

Total liabilities and equity	$178,404			$178,066

Net financing revenue		$705			$705		$83	$(83)	$—
Net interest spread (k)			1.31%			1.48%
Net interest spread excluding original issue discount (k)			2.12			2.53
Net interest spread excluding original issue discount and including noninterest bearing deposit liabilities (k)			2.18			2.59
Net yield on interest-earning assets (l)			1.82			2.00
Net yield on interest-earning assets excluding original issue discount (l)			2.48			2.82

(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)	Average balances are calculated using a combination of monthly and daily average methodologies.
(c)	Excludes income on equity investments of $6 million and $4 million at June 30, 2011 and 2010, respectively. Yields on available-for-sale debt securities are based on fair value as opposed to historical cost.
(d)	Nonperforming finance receivables and loans are included in the average balances. For information on our accounting policies regarding nonperforming status refer to Note 1 to the Consolidated Financial Statements in our 2010 Annual Report on Form 10-K.
(e)	Includes gains on sale of $164 million and $199 million during the three months ended June 30, 2011 and 2010, respectively. Excluding these gains on sale, the annualized yield would be 11.76% and 8.87% at June 30, 2011 and 2010, respectively.
(f)	Includes the effects of derivative financial instruments designated as hedges.
(g)	Average balance includes $2,609 million and $3,876 million related to original issue discount at June 30, 2011 and 2010, respectively. Interest expense includes original issue discount amortization of $254 million and $292 million during the three months ended June 30, 2011 and 2010, respectively.
(h)	Excluding original issue discount the rate on long-term debt was 4.65% and 4.88% at June 30, 2011 and 2010, respectively.
(i)	Excluding original issue discount the rate on total interest-bearing liabilities was 3.88% and 4.18% at June 30, 2011 and 2010, respectively.
(j)	Excluding original issue discount the rate on total funding sources was 3.82% and 4.12% at June 30, 2011 and 2010, respectively.
(k)	Net interest spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.
(l)	Net yield on interest-earning assets represents net financing revenue as a percentage of total interest-earning assets.

	2011			2010			Increase (decrease) due to (a)
Six months ended June 30, ($ in millions)	Average balance (b)	Interest income/ interest expense	Yield/ rate	Average balance (b)	Interest income/ interest expense	Yield/ rate	Volume	Yield/ rate	Total
Assets
Interest-bearing cash and cash equivalents	$12,473	$27	0.44%	$14,004	$32	0.46%	$(3)	$(2)	$(5)
Trading securities	231	6	5.24	253	7	5.58	(1)	—	(1)
Investment securities (c)	14,450	201	2.81	11,232	181	3.25	47	(27)	20
Loans held-for-sale, net	8,597	206	4.83	14,755	371	5.07	(148)	(17)	(165)
Finance receivables and loans, net (d)	107,984	3,299	6.16	87,394	3,235	7.46	686	(622)	64
Investment in operating leases, net (e)	8,976	823	18.49	13,905	992	14.39	(407)	238	(169)

Total interest-earning assets	152,711	4,562	6.02	141,543	4,818	6.86	174	(430)	(256)
Noninterest-bearing cash and cash equivalents	1,026			467
Other assets	24,430			38,623
Allowance for loan losses	(1,840)			(2,528)

Total assets	$176,327			$178,105

Liabilities
Interest-bearing deposit liabilities	$39,270	$347	1.78%	$31,385	$313	2.01%	$72	$(38)	$34
Short-term borrowings	7,186	234	6.57	7,557	210	5.60	(11)	35	24
Long-term debt (f)(g)(h)	88,843	2,744	6.23	88,907	2,842	6.45	(2)	(96)	(98)

Total interest-bearing liabilities (g)(i)	135,299	3,325	4.96	127,849	3,365	5.31	59	(99)	(40)
Noninterest-bearing deposit liabilities	2,098			1,897

Total funding sources (g)(j)	137,397	3,325	4.88	129,746	3,365	5.23
Other liabilities	18,498			27,682

Total liabilities	155,895			157,428
Total equity	20,432			20,677

Total liabilities and equity	$176,327			$178,105

Net financing revenue		$1,237			$1,453		$115	$(331)	$(216)
Net interest spread (k)			1.06%			1.55%
Net interest spread excluding original issue discount (k)			1.97			2.61
Net interest spread excluding original issue discount and including noninterest bearing deposit liabilities (k)			2.03			2.67
Net yield on interest-earning assets (l)			1.63			2.07
Net yield on interest-earning assets excluding original issue discount (l)			2.36			2.91

(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)	Average balances are calculated using a combination of monthly and daily average methodologies.
(c)	Excludes income on equity investments of $11 million and $8 million at June 30, 2011 and 2010, respectively. Yields on available-for-sale debt securities are based on fair value as opposed to historical cost.
(d)	Nonperforming finance receivables and loans are included in the average balances. For information on our accounting policies regarding nonperforming status refer to Note 1 to the Consolidated Financial Statements in our 2010 Annual Report on Form 10-K.
(e)	Includes gains on sale of $282 million and $383 million during the six months ended June 30, 2011 and 2010, respectively. Excluding these gains on sale, the annualized yield would be 12.15% and 8.83% at June 30, 2011 and 2010, respectively.
(f)	Includes the effects of derivative financial instruments designated as hedges.
(g)	Average balance includes $2,761 million and $4,048 million related to original issue discount at June 30, 2011 and 2010, respectively. Interest expense includes original issue discount amortization of $550 million and $588 million during the six months ended June 30, 2011 and 2010, respectively.
(h)	Excluding original issue discount the rate on long-term debt was 4.83% and 4.89% at June 30, 2011 and 2010, respectively.
(i)	Excluding original issue discount the rate on total interest-bearing liabilities was 4.05% and 4.25% at June 30, 2011 and 2010, respectively.
(j)	Excluding original issue discount the rate on total funding sources was 3.99% and 4.19% at June 30, 2011 and 2010, respectively.
(k)	Net interest spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.
(l)	Net yield on interest-earning assets represents net financing revenue as a percentage of total interest-earning assets.

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

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), designed to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized, and reported within the specified time periods. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer (Principal Executive Officer) and Senior Executive Vice President of Finance and Corporate Planning (Principal Financial Officer), to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, our Principal Executive Officer and Principal Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective.

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Our management, including our Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls or our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Ally have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Mortgage-backed Securities Litigation

Private-label Securities Litigation

There are fourteen cases relating to various private-label mortgage-backed securities (MBS) offerings that are currently pending. Plaintiffs in these cases include Cambridge Place Investment Management Inc. (two cases pending in Suffolk County Superior Court, Massachusetts, filed on July 9, 2010, and February 11, 2011, respectively); The Charles Schwab Corporation (case pending in San Francisco County Superior Court, California, filed on August 2, 2010); Federal Home Loan Bank of Boston (case pending in Suffolk County Superior Court, Massachusetts, filed on April 20, 2011); Federal Home Loan Bank of Chicago (case pending in Cook County Circuit Court, Illinois, filed on October 15, 2010); Federal Home Loan Bank of Indianapolis (case pending in Marion County Superior Court, Indiana, on October 15, 2010, and removed to the Southern District of Indiana); Massachusetts Mutual Life Ins. Co. (case pending in federal court in the District of Massachusetts, filed on February 9, 2011); Allstate Insurance Co., et al. (case pending in Hennepin County District Court, Minnesota, filed on February 18, 2011); New Jersey Carpenters Health Fund, et al. (a putative class action, filed on September 22, 2008, in which certification has been denied, pending in federal court in the Southern District of New York); West Virginia Investment Management Board (case pending in Kanawha County Circuit Court, West Virginia, filed on March 4, 2010); Thrivent Financial for Lutherans, et al. (case pending in federal court in the District of Minnesota, filed on March 28, 2011); Union Central Life Insurance et al. (case pending in federal court in the Southern District of New York, filed on April 28, 2011); National Credit Union Administration Board (case pending in federal court in the District of Kansas, filed on June 20, 2011); and The Western and Southern Life Insurance Co., et al. (case pending in Hamilton County Court of Common Pleas, Ohio, filed on June 29, 2011). Each of the above cases includes as defendants certain of our mortgage subsidiaries, and the New Jersey Carpenters, Massachusetts Mutual, Union Central, and Western and Southern cases also include as defendants certain current and former employees. The plaintiffs in all cases have alleged that the various defendant subsidiaries made misstatements and omissions in registration statements, prospectuses, prospectus supplements, and other documents related to MBS offerings. The alleged misstatements and omissions typically concern underwriting standards. Plaintiffs claim that such misstatements and omissions constitute violations of state and/or federal securities law and common law including negligent misrepresentation and fraud. Plaintiffs seek monetary damages and rescission.

Private-label Monoline Bond Insurer Claims

There are two additional cases (filed on December 4, 2008, and April 1, 2010) pending in the New York County Supreme Court where MBIA Insurance Corp. (MBIA) has alleged that two of our mortgage subsidiaries breached their contractual representations and warranties relating to the characteristics of the mortgage loans contained in certain insured MBS offerings. MBIA further alleges that our subsidiaries failed to follow certain remedy procedures set forth in the contracts and improperly serviced the mortgage loans. Along with claims for breach of contract, MBIA also alleges fraud. Additional litigation from other monoline bond insurance companies is likely.

All of the matters described above are at various procedural stages of litigation.

Item 1A. Risk Factors

Other than with respect to the risk factors provided below, there have been no material changes to the Risk Factors described in our 2010 Annual Report on Form 10-K and subsequent quarterly report on Form 10-Q for the three months ended March 31, 2011.

Risks Related to Regulation

Our ability to engage in certain activities may be adversely affected by our status as a bank holding company.

As a bank holding company, Ally’s activities are generally limited to banking or to managing or controlling banks or other companies engaged in activities deemed closely related to banking or otherwise permissible under the Bank Holding Company Act of 1956, as amended (the BHC Act) and related regulations. Likewise, Ally generally may not hold more than 5% of any class of voting shares of any company unless that company’s activities conform to the above requirements. Upon our bank holding company approval, we were permitted an initial two-year grace period to bring our activities and investments into conformity with these restrictions. This initial grace period expired in December 2010; however, the Board of Governors of the Federal Reserve System (FRB) has granted a one-year extension that expires in December 2011. We will be permitted to apply to the FRB for up to two additional one-year extensions. Certain of Ally’s existing activities and investments, including most of our insurance activities and our SmartAuction vehicle remarketing services, are deemed impermissible under the BHC Act and must be terminated or disposed of by the expiration of this extension and any additional extensions. While some of these activities may be continued if Ally is able to convert to a financial holding company under the BHC Act, Ally may be unable to satisfy the requirements to enable it to convert to a financial holding company prior to that time, and activities, businesses, or investments that would be permissible for a financial holding company will need to be terminated or disposed of. The FRB may also decline to grant any additional requested extensions, and Ally may be obligated to terminate or dispose of any impermissible activities, businesses, or investments more quickly than anticipated or under terms less advantageous to Ally than expected. Either situation could have a material adverse effect on our business, results of operations, and financial position.

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

Representatives of federal and state governments, including the United States Department of Justice, the FRB, the Federal Deposit Insurance Corporation (FDIC), the U.S. Securities and Exchange Commission (SEC), and law enforcement authorities in all 50 states, are currently investigating the procedures followed by mortgage servicing companies and banks, including subsidiaries of Ally, in connection with mortgage foreclosure home sales and evictions. While the results of these investigations are uncertain, we expect that Ally or its subsidiaries will become subject to penalties, sanctions, or other adverse actions, including monetary fines which could be substantial and have a material adverse impact on our results of operations, financial position or cash flows. While we believe that a monetary fine is probable, we are not able to provide an estimate based on information currently available, nor are we able to estimate a range of reasonably possible losses.

As a result of an examination conducted by the FRB and FDIC, on April 13, 2011, each of Ally, Ally Bank, Residential Capital, LLC and GMAC Mortgage, LLC (collectively, the Ally Entities) entered into a Consent Order (the Order) with the FRB and the FDIC. The Order requires the Ally Entities to make improvements to various aspects of Ally’s residential mortgage loan servicing business, including compliance programs, internal audit, communications with borrowers, vendor management, management information systems, employee training, and oversight by the boards of the Ally Entities. We estimate that incremental costs for implementation and ongoing compliance with the Order to be approximately $30-40 million annually during 2011 through 2013, but these amounts could be higher. The majority of these incremental annual costs are for additional servicing, vendor management, legal, compliance, and internal audit personnel.

The Order further requires the Ally Entities to retain independent consultants to conduct a risk assessment related to mortgage servicing activities and, separately, to conduct a review of certain past residential mortgage foreclosure actions.

We cannot estimate the ultimate impact of any deficiencies that have been or may be identified in our historical foreclosure procedures. There are potential risks related to these matters that extend beyond potential liability on individual foreclosure actions. Specific risks could include, for example, claims and litigation related to foreclosure remediation and resubmission; claims from investors that hold securities that become adversely impacted by continued delays in the foreclosure process, the reduction in foreclosure proceeds due to delay, or by challenges to completed foreclosure sales to the extent, if any, not covered by title insurance obtained in connection with such sales; actions by courts, state attorneys general, or regulators to delay further the foreclosure process after submission of corrected affidavits, or to facilitate claims by borrowers alleging that they were harmed by our foreclosure practices (by, for example, foreclosing without offering an appropriate range of alternative home preservation options); regulatory fines, sanctions, and other additional costs; and reputational risks. To date we have borne all out-of-pocket costs associated with the remediation rather than passing any such costs through to investors for whom we service the related mortgages, and we expect that we will continue to do so.

Our ability to rely on deposits as a part of our funding strategy may be limited.

Ally Bank continues to be a key part of our funding strategy, and we have increased our reliance on deposits as an alternative source of funding through Ally Bank. Ally Bank does not have a retail branch network and it obtains its deposits through direct banking and brokered deposits (which, at December 31, 2010, included $10 billion of brokered certificates of deposit that may be more price sensitive than other types of deposits and may become less available if alternative investments offer higher interest rates). Our ability to maintain our current level of deposits or grow our deposit base could be affected by regulatory restrictions including the possible imposition of prior approval requirements, restrictions on deposit growth or restrictions on our rates offered. In addition, perceptions of our financial strength, rates offered by third parties, and other competitive factors beyond our control, including returns on alternative investments, will also impact our ability to grow our deposit base. As we have established the Ally Bank brand and increased our retail deposit base over the past two years, we have reduced offered rates on new retail deposits. However, a strategy of continuing to offer reduced rates in the future could limit our ability to further grow or maintain deposits. Even if we are able to grow the deposit base of Ally Bank, our regulators may impose restrictions on our ability to use Ally Bank deposits as a source of funding for certain business activities potentially raising the cost of funding those activities without the use of Ally Bank deposits.

The FDIC has indicated that it expects Ally to diversify Ally Bank’s overall funding and to focus on reducing Ally Bank’s overall funding costs including the interest rates paid on Ally Bank deposits. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity Management, Funding and Regulatory Capital—Funding Strategy for additional information about these diversification activities. As stated above, over the past few years, we have reduced rates on retail deposits, resulting in lower cost of funds for deposits. However, it is possible that such further reductions of rates on retail deposits could limit Ally Bank’s ability to grow or maintain deposits, which could have a material adverse impact on the funding and capital position of Ally.

Ally and its subsidiaries are or may become involved from time to time in information-gathering requests, investigations and proceedings by government and self-regulatory agencies which may lead to adverse consequences.

Ally and its subsidiaries, including Ally Bank, are or may become involved from time to time in information-gathering requests, reviews, investigations, and proceedings (both formal and informal) by government and self-regulatory agencies, including the FRB, FDIC, Utah Department of Financial Institutions (Utah DFI), SEC, and the Federal Trade Commission regarding their respective operations. Such requests include subpoenas from each of the SEC and the U.S. Department of Justice, served on Ally Financial Inc. and GMACM, respectively, which we received in June 2011 and include requests for documentation related to certain mortgage activities. The subpoenas received from the SEC include broad requests for documentation related to various aspects of the securitizations we have participated in, including agreements we entered into with mortgage originators or mortgage sellers whereby we received value in lieu of such mortgage originator or mortgage seller repurchasing a loan from us, and our activities as master servicer and sponsor with respect to certain securitizations. The subpoena received from the U.S. Department of Justice includes a broad request for documentation and other information in connection with its investigation of potential fraud related to the origination and/or underwriting of mortgage loans. These subpoenas, or any other investigation or information-gathering request, may result in material adverse consequences including without limitation, adverse judgments, settlements, fines, penalties, injunctions, or other actions.

Risks Related to Our Business

The worldwide financial services industry is highly competitive. If we are unable to compete successfully or if there is increased competition in the automotive financing, mortgage, and/or insurance markets or generally in the markets for securitizations or asset sales, our business could be negatively affected.

The markets for automotive and mortgage financing, banking, and insurance are highly competitive. The market for automotive financing has recently grown increasingly more competitive as more consumers are financing their vehicle purchases and as more competitors continue to enter this market as a result of how well automotive finance assets generally performed relative to other asset classes during the recent economic downturn. For example, on April 1, 2011, TD Bank Group announced the closing of its acquisition of Chrysler Financial, which could enhance Chrysler Financial’s ability to expand its product offerings and may result in increased competition. Our mortgage business and Ally Bank face significant competition from commercial banks, savings institutions, mortgage companies, and other financial institutions. Our insurance business faces significant competition from insurance carriers, reinsurers, third-party administrators, brokers, and other insurance-related companies. Many of our competitors have substantial positions nationally or in the markets in which they operate. Some of our competitors have lower cost structures, substantially lower costs of capital, and are much less reliant on securitization activities, unsecured debt, and other public markets. We face significant competition in most areas including product offerings, rates, pricing and fees, and customer service. If we are unable to compete effectively in the markets in which we operate, our profitability and financial condition could be negatively affected.

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

Certain of our mortgage subsidiaries have been, and will likely continue to be, required to repurchase mortgage loans for losses, indemnify the investor for incurred losses, or make the investor whole related to breaches of representations and warranties made in connection with the sale of loans, and face potential legal liability resulting from claims related to the sale of MBS.

When we sell mortgage loans through whole-loan sales or securitizations, we are required to make customary representations and warranties about the loans to the purchaser and/or securitization trust. These representations and warranties relate to, among other things, the ownership of the loan, the validity of the lien securing the loan, the loan’s compliance with the criteria for inclusion in the transaction, including compliance with underwriting standards or loan criteria established by the buyer, ability to deliver required documentation, and compliance with applicable laws. In general, the representations and warranties described above may be enforced at any time unless a sunset provision is in place. Breaches of these representations and warranties have resulted in a requirement that we repurchase mortgage loans, indemnify the investor for incurred losses, or make the investor whole. As the mortgage industry continues to experience higher repurchase demands and additional parties begin to attempt to put back loans, a significant increase in activity beyond that experienced today could occur, resulting in additional future losses. At June 30, 2011, our reserve for representation and warranty obligations was $829 million. It is difficult to determine the accuracy of our estimates and assumptions used to determine such reserve. For example, if the law were to develop that disagrees with our interpretation that a claimant must prove that the alleged breach of representations and warranties was causally related to the alleged adverse effect on the interest of the claimant, it could significantly impact our determination of the reserve. In addition, if recent court rulings related to monoline litigation that have allowed sampling of loan files instead of a loan-by-loan review to determine if a representations and warranties breach has occurred are followed generally by the courts, private-label securitization investors may view litigation as a more attractive alternative to a loan-by-loan review. As a result of these and other developments, our actual experience may differ materially from these estimates and assumptions. Refer to Note 24 to the Condensed Consolidated Financial Statements for further details.

Further, claims related to private-label MBS have been brought under federal and state securities laws and contract laws (among other theories), and additional similar claims are likely to be brought in the future. Several securities law cases have been brought by various third-party investors relating to MBS, where such investors have alleged misstatements and omissions in registration statements, prospectuses, prospectus supplements, and other documents related to MBS offerings. In addition, there are two cases pending where MBIA Insurance Corp. (MBIA), a monoline bond insurance company, has alleged, among other things, that two of our mortgage subsidiaries breached their contractual representations and warranties relating to the characteristics of the mortgage loans contained in certain insured MBS offerings. MBIA further alleges that our subsidiaries failed to follow certain remedy procedures set forth in the contracts and improperly serviced the mortgage loans. Along with claims of breach of contract, MBIA also alleges fraud. We also expect to receive additional repurchase demands from MBIA, the amount of which could be substantial. In addition, litigation from other monoline bond insurance companies are likely. Third party investors may also bring contractual representations and warranties claims against us. Refer to Note 24 to the Condensed Consolidated Financial Statements for further details with respect to existing litigation.

Certain of our mortgage subsidiaries have received subpoenas from the Federal Housing Finance Agency (the FHFA), which is the conservator of the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac). We continue to discuss the terms and circumstances under which documents would be provided under the subpoenas related to Freddie Mac. The FHFA has indicated that documents provided in response to the subpoenas will enable the FHFA to determine whether they believe issuers of private-label MBS are potentially liable to Freddie Mac for losses they might have incurred. Although Freddie Mac has not brought any claims against us with respect to private-label securities subsequent to the settlement, they may well do so in the future.

We believe it is reasonably possible that losses beyond amounts currently reserved for the matters described above could occur, and such losses could have a material adverse impact on our results of operations, financial position or cash flows. However, based on currently available information, we are unable to estimate a range of reasonably possible losses above reserves that have been established.

We are exposed to consumer credit risk, which could adversely affect our profitability and financial condition.

We are subject to credit risk resulting from defaults in payment or performance by customers for our contracts and loans, as well as contracts and loans that are securitized and in which we retain a residual interest. For example, the continued decline in the domestic housing market and the increase in unemployment rates resulted in an increase in delinquency rates related to mortgage loans that ResCap and Ally Bank either hold or retain an interest in. Furthermore, a weak economic environment, high unemployment rates, and the continued deterioration of the housing market could exert pressure on our consumer automotive finance customers resulting in higher delinquencies, repossessions, and losses. There can be no assurances that our monitoring of our credit risk as it affects the value of these assets and our efforts to mitigate credit risk through our risk-based pricing, appropriate underwriting policies, and loss-mitigation strategies are, or will be, sufficient to prevent a further adverse effect on our profitability and financial condition. In addition, we have begun to increase our used automobile and nonprime automobile financing (nonprime automobile financing). We define nonprime consumer automobile loans as those loans with a FICO score (or an equivalent score) at origination of less than 620. At June 30, 2011, the carrying value of our North American Automotive Finance Operations (NAO) nonprime consumer automobile loans before allowance for loan losses was $3.4 billion, or approximately 7.0% of our total NAO consumer automobile loans. Of these loans, $38 million were considered nonperforming as they had been placed on nonaccrual status in accordance with internal loan policies. Refer to the Nonaccrual Loans section of Note 1 to the Consolidated Financial Statements in our 2010 Annual Report on Form 10-K for additional information. Our International Automotive Finance Operations (IO) also has exposure to loans of higher credit risk with similar characteristics to those of the nonprime loans held by NAO. However, the lack of a consistent external third-party provider of consumer credit score information (like FICO in the United States and Canada) across the international geographies where we operate requires us to use our own internally-developed credit scoring approach to create a similar international comparative. Based on this internal analysis we believe nonprime loans represent less than 10% of our total IO consumer automobile loans and of these loans, less than 5% were considered nonperforming. As we grow our automotive asset portfolio in nonprime automobile financing loans over time, our credit risk may increase. As part of the underwriting process, we rely heavily upon information supplied by third parties. If any of this information is intentionally or negligently misrepresented and the misrepresentation is not detected before completing the transaction, the credit risk associated with the transaction may be increased.

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

We are also subject to risks from decreasing interest rates. For example, a significant decrease in interest rates could increase the rate at which mortgages are prepaid, which could require us to write down the value of our retained interests and mortgage servicing rights (MSRs). Moreover, if prepayments are greater than expected, the cash we receive over the life of our held-for-investment mortgage loans and our retained interests would be reduced. Higher-than-expected prepayments could also reduce the value of our MSRs and, to the extent the borrower does not refinance with us, the size of our servicing portfolio. Therefore, any such changes in interest rates could harm our revenues, profitability, and financial condition.

Throughout 2009 and 2010 the credit risk embedded in the balance sheet was reduced as a result of asset sales, asset markdowns, and a change in the mix of our loan assets as the legacy portfolios were replaced with assets underwritten to tighter credit standards. This reduction in risk has resulted in a mix of assets outstanding on the balance sheet as of June 30, 2011, with a lower yielding profile than the prior-year period. During this same period of time we experienced a significant decline in our consumer automotive operating lease portfolio that was realizing higher yields from remarketing gains due to historically high used vehicle prices. The combination of the above factors resulted in a decline in asset yields more than the decline in liability rates, and therefore the decline in the net interest spread on the balance sheet throughout 2010 and into 2011.

The recent downgrade of the U.S. government’s sovereign credit rating by Standard & Poor’s Ratings Services, and any future rating agency action with respect to the U.S. government’s sovereign credit rating, could have a material adverse impact on us. Further, the current debt crisis in Europe, and the risk that certain countries may default on their sovereign debt, and the resulting impact on the financial markets, could have a material adverse impact on our business, results of operations and financial position.

On August 2, 2011, Moody’s confirmed the U.S. government’s existing sovereign rating, but stated that the rating outlook is negative, and also on August 2, 2011, Fitch affirmed its existing sovereign rating of the U.S. government, but stated that the U.S. government’s rating is under review. On August 5, 2011, Standard & Poor’s Ratings Services lowered its long-term sovereign credit rating on the United States of America to AA+ from AAA, and the outlook on its long-term rating is negative. This downgrade, any future downgrades, as well as the perceived creditworthiness of U.S. government-related obligations, could impact our ability to obtain, and the pricing with respect to, funding that is collateralized by affected instruments and obtained through the secured and unsecured markets. We cannot predict how this or any further downgrades to the U.S. government’s sovereign credit rating, or its perceived creditworthiness, will impact economic or capital markets conditions generally. It is possible that any such impact could have a material adverse effect on our business, results of operation, and financial position.

In addition, the current crisis in Europe has created uncertainty with respect to the ability of certain European Union countries to continue to service their sovereign debt obligations. These conditions have adversely impacted financial markets and have created substantial volatility and uncertainty, and will likely continue to do so. Risks related to this have had, and are likely to continue to have, a negative impact on global economic activity and the financial markets. As these conditions persist, our business, results of operation, and financial position could be materially adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed on the accompanying Index of Exhibits are filed as a part of this report. This Index is incorporated herein by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 9th day of August 2011.

Ally Financial Inc. (Registrant)

/s/ JEFFREY J. BROWN
Jeffrey J. Brown Senior Executive Vice President of Finance and Corporate Planning

/s/ DAVID J. DEBRUNNER
David J. DeBrunner Vice President, Chief Accounting Officer, and Corporate Controller

INDEX OF EXHIBITS

Exhibit	Description	Method of Filing

12	Computation of Ratio of Earnings to Fixed Charges	Filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith.

101	Interactive Data File	Filed herewith.