Form 10-Q/A
period 2010-09-30
Ally Financial Inc.
filed 2011-08-26
CIK 40729

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

Yes ☐                    No ☑

At August 26, 2011 the number of shares outstanding of the Registrant’s common stock was 1,330,970 shares.

INDEX

		Page
Item 6.	Exhibits	4
Signatures		5
Index of Exhibits		6

EXPLANATORY NOTE

Ally Financial Inc. (Ally) is filing this amendment No. 1 (the Amendment) to its Form 10-Q for the three months ended September 30, 2010, which was originally filed with the U.S. Securities and Exchange Commission on November 9, 2010. The sole purpose of the Amendment is to file amended Exhibit 10.1. Certain portions of information that were omitted from Exhibit 10.1 that was originally filed with the Form 10-Q pursuant to a request for confidential treatment under Rule 24b-2 have now been included. The new Exhibit 10.1 is the only change being made to the Form 10-Q, and the information contained in this Amendment does not reflect events occurring subsequent to the filing of the Form 10-Q.

PART II — OTHER INFORMATION

Item 6. Exhibits

The exhibits listed on the accompanying Index of Exhibits are filed as a part of this report. This Index is incorporated herein by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 26th day of August 2011.

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

6