Form 10-K/A
period 2010-12-31
Ally Financial Inc.
filed 2011-08-26
CIK 40729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 2

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

    Yes  ☒    No  ☐

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

At August 26, 2011, the number of shares outstanding of the Registrant’s common stock was 1,330,970 shares.

Documents incorporated by reference. None.

Explanatory Note

Ally Financial Inc. (Ally) is filing this amendment No. 2 (the Amendment) to its Form 10-K for the year-ended December 31, 2010, which was originally filed with the U.S. Securities and Exchange Commission on February 25, 2011. The sole purpose of the Amendment is to file an amended Exhibit 10.9. Certain portions of information that were omitted from Exhibit 10.9 that was originally filed with the Form 10-K pursuant to a request for confidential treatment under Rule 24b-2 have now been included. The new Exhibit 10.9 is the only change being made to the Form 10-K, and the information contained in this Amendment does not reflect events occurring subsequent to the filing of the Form 10-K.

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

Exhibit	Description	Method of Filing

2.1	Purchase and Sale Agreement by and among General Motors Corporation, General Motors Acceptance Corporation, GM Finance Co. Holdings Inc and FIM Holdings LLC dated as of April 2, 2006	Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated as of April 2, 2006, (File No. 1-3754), incorporated herein by reference.

3.1	Amended and Restated Certificate of Incorporation of Ally Financial Inc., dated as of December 30, 2009	Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K dated as of December 30, 2009, (File No. 1-3754), incorporated herein by reference.

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Ally Financial Inc., dated as of May 4, 2010	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated as of May 3, 2010, (File No. 1-3754), incorporated herein by reference.

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Ally Financial Inc., dated as of December 30, 2010	**

3.4	Bylaws of Ally Financial Inc., dated as of May 10, 2010	Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K dated as of May 3, 2010, (File No. 1-3754), incorporated herein by reference.

4.1	Form of Indenture dated as of July 1, 1982, between the Company and Bank of New York (Successor Trustee to Morgan Guaranty Trust Company of New York), relating to Debt Securities	Filed as Exhibit 4(a) to the Company’s Registration Statement No. 2-75115, incorporated herein by reference.

4.1.1	Form of First Supplemental Indenture dated as of April 1, 1986, supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(g) to the Company’s Registration Statement No. 33-4653, incorporated herein by reference.

4.1.2	Form of Second Supplemental Indenture dated as of June 15, 1987, supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(h) to the Company’s Registration Statement No. 33-15236, incorporated herein by reference.

4.1.3	Form of Third Supplemental Indenture dated as of September 30, 1996, supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(i) to the Company’s Registration Statement No. 333-33183, incorporated herein by reference.

4.1.4	Form of Fourth Supplemental Indenture dated as of January 1, 1998, supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(j) to the Company’s Registration Statement No. 333-48705, incorporated herein by reference.

4.1.5	Form of Fifth Supplemental Indenture dated as of September 30, 1998, supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(k) to the Company’s Registration Statement No. 333-75463, incorporated herein by reference.

4.2	Form of Indenture dated as of September 24, 1996, between the Company and The Chase Manhattan Bank, Trustee, relating to SmartNotes	Filed as Exhibit 4 to the Company’s Registration Statement No. 333-12023, incorporated herein by reference.

Ally Financial Inc. • Form 10-K

Exhibit	Description	Method of Filing

4.2.1	Form of First Supplemental Indenture dated as of January 1, 1998, supplementing the Indenture designated as Exhibit 4.2	Filed as Exhibit 4(a)(1) to the Company’s Registration Statement No. 333-48207, incorporated herein by reference.

4.2.2	Form of Second Supplemental Indenture dated as of June 20, 2006, supplementing the Indenture designated as Exhibit 4.2	Filed as Exhibit 4(a)(2) to the Company’s Registration Statement No. 33-136021, incorporated herein by reference.

4.3	Form of Indenture dated as of October 15, 1985, between the Company and U.S. Bank Trust (Successor Trustee to Comerica Bank), relating to Demand Notes	Filed as Exhibit 4 to the Company’s Registration Statement No. 2-99057, incorporated herein by reference.

4.3.1	Form of First Supplemental Indenture dated as of April 1, 1986, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(a) to the Company’s Registration Statement No. 33-4661, incorporated herein by reference.

4.3.2	Form of Second Supplemental Indenture dated as of June 24, 1986, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(b) to the Company’s Registration Statement No. 33-6717, incorporated herein by reference.

4.3.3	Form of Third Supplemental Indenture dated as of February 15, 1987, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(c) to the Company’s Registration Statement No. 33-12059, incorporated herein by reference.

4.3.4	Form of Fourth Supplemental Indenture dated as of December 1, 1988, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(d) to the Company’s Registration Statement No. 33-26057, incorporated herein by reference.

4.3.5	Form of Fifth Supplemental Indenture dated as of October 2, 1989, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(e) to the Company’s Registration Statement No. 33-31596, incorporated herein by reference.

4.3.6	Form of Sixth Supplemental Indenture dated as of January 1, 1998, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(f) to the Company’s Registration Statement No. 333-56431, incorporated herein by reference.

4.3.7	Form of Seventh Supplemental Indenture dated as of June 15, 1998, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(g) to the Company’s Registration Statement No. 333-56431, incorporated herein by reference.

4.4	Form of Indenture dated as of December 1, 1993, between the Company and Citibank, N.A., Trustee, relating to Medium Term Notes	Filed as Exhibit 4 to the Company’s Registration Statement No. 33-51381, incorporated herein by reference.

4.4.1	Form of First Supplemental Indenture dated as of January 1, 1998, supplementing the Indenture designated as Exhibit 4.4	Filed as Exhibit 4(a)(1) to the Company’s Registration Statement No. 333-59551, incorporated herein by reference.

4.5	Indenture, dated as of December 31, 2008, between the Company and The Bank of New York Mellon, Trustee	Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated as of January 2, 2009, (File No. 1-3754), incorporated herein by reference.

4.6	Indenture, dated December 30, 2009, between the Company and The Bank of New York Mellon, Trustee	Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated as of December 30, 2009, (File No. 1-3754), incorporated herein by reference.

4.7	Form of Guarantee Agreement related to Ally Financial Inc. Senior Unsecured Guaranteed Notes	**

4.8	Amended and Restated Declaration of Trust by and between GMAC Inc., as Sponsor, BNY Mellon Trust of Delaware, The Bank of New York Mellon, and the Administrative Trustees, dated as of December 30, 2009	Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated as of December 30, 2009, (File No. 1-3754), incorporated herein by reference.

4.9	Trust Preferred Securities Guarantee Agreement between GMAC Inc. and The Bank of New York Mellon, dated as of December 30, 2009	Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K dated as of December 30, 2009, (File No. 1-3754), incorporated herein by reference.

Ally Financial Inc. • Form 10-K

Exhibit	Description	Method of Filing

10	Amended and Restated Governance Agreement, dated as of May 21, 2009, by and between GMAC Inc., FIM Holdings LLC, GM Finance Co. Holdings LLC and the United States Department of the Treasury	Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated as of May 22, 2009 (File No. 1-3754), incorporated herein by reference.

10.1	Letter Agreement, dated as of May 21, 2009, between GMAC Inc. and the United States Department of the Treasury (which includes the Securities Purchase Agreement — Standard Terms attached thereto, with respect to the issuance and sale of the Convertible Preferred Membership Interests and the Warrant)	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of May 22, 2009 (File No. 1-3754), incorporated herein by reference.

10.2	Securities Purchase and Exchange Agreement, dated as of December 30, 2009, between GMAC Inc. and the United States Department of the Treasury*	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of December 30, 2009, (File No. 1-3754), incorporated herein by reference.

10.3	Master Transaction Agreement, dated May 21, 2009, between GMAC Inc., Chrysler LLC, U.S. Dealer Automotive Receivables Transition LLC and the United States Department of the Treasury	Filed as Exhibit 10.3 to the Company’s Quarterly Report for the period ended June 30, 2009, on Form 10-Q (File No. 1-3754), incorporated herein by reference.

10.4	Amended and Restated United States Consumer Financing Services Agreement, dated May 22, 2009, between GMAC Inc. and General Motors Corporation*	Filed as Exhibit 10.4 to Amendment No. 1 to the Company’s Quarterly Report for the period ended June 30, 2009, on Form 10-Q/A (File No. 1-3754), incorporated herein by reference.

10.5	Amended and Restated Master Services Agreement, dated May 22, 2009, between GMAC Inc. and General Motors Corporation*	Filed as Exhibit 10.5 to Amendment No. 1 to the Company’s Quarterly Report for the period ended June 30, 2009, on Form 10-Q/A (File No. 1-3754), incorporated herein by reference.

10.6	Auto Finance Operating Agreement, entered into on August 6, 2010, between Ally Financial Inc. and Chrysler Group LLC*	Filed as Exhibit 10.1 to Amendment No. 1 to the Company’s Quarterly Report for the period ended September 30, 2010, on Form 10-Q/A (File No. 1-3754), incorporated herein by reference.

10.7	Intellectual Property License Agreement, dated November 30, 2006, by and between General Motors Corporation and GMAC LLC	Filed as Exhibit 10.1 to the Company’s Quarterly Report for the period ended March 31, 2007, on Form 10-Q (File No. 1-3754), incorporated herein by reference.

10.8	Capital and Liquidity Maintenance Agreement, entered into on October 29, 2010, between Ally Financial Inc., IB Finance Holding Company, LLC, Ally Bank and the Federal Deposit Insurance Corporation	Filed as Exhibit 10.2 to the Company’s Quarterly Report for the period ended September 30, 2010, on Form 10-Q (File No. 1-3754), incorporated herein by reference.

10.9	Settlement agreement, dated December 23, 2010, by and between GMAC Mortgage, LLC, Residential Capital, LLC, Residential Funding Securities, LLC, Residential Asset Mortgage Products, Inc., Residential Funding Company LLC, Residential Funding Mortgage Securities I, Inc., Residential Accredit Loans, Inc., Homecomings Financial LLC, and the Federal National Mortgage Association*	Filed herewith.

10.10	Ally Financial Inc. Long-Term Equity Compensation Incentive Plan, as amended on October 1, 2010	**

10.11	Ally Senior Leadership Severance Plan, Plan Document and Summary Plan Description, Effective June 1, 2008	Filed as Exhibit 10.6 to the Company’s Quarterly Report for the period ended June 30, 2008, on Form 10-Q (File No. 1-3754), incorporated herein by reference.

10.12	Form of Award Agreement related to the issuance of Restricted Stock Units under the Ally Financial Inc. Long-Term Equity Compensation Incentive Plan	Filed as Exhibit 10.20 to the Company’s Annual Report for the period ended December 31, 2009, on Form 10-K (File No. 1-3754), incorporated herein by reference.

Ally Financial Inc. • Form 10-K

Exhibit	Description	Method of Filing

10.13	Form of Award Agreement related to the issuance of Long-Term Deferred Stock Units	Filed as Exhibit 10.21 to the Company’s Annual Report for the period ended December 31, 2009, on Form 10-K (File No. 1-3754), incorporated herein by reference.

10.14	Form of Award Agreement related to the issuance of Short-Term Deferred Stock Units	Filed as Exhibit 10.22 to the Company’s Annual Report for the period ended December 31, 2009, on Form 10-K (File No. 1-3754), incorporated herein by reference.

10.15	Award Agreement under the Ally Long-Term Equity Compensation Incentive Plan, dated December 16, 2010, for James Mackey	**

10.16	Award Agreement under the Ally Long-Term Equity Compensation Incentive Plan, dated December 16, 2010, for Sanjay Gupta	**

10.17	Award Agreement under the Ally Long-Term Equity Compensation Incentive Plan, dated December 16, 2010, for Jeffrey Brown	**

10.18	Award Agreement under the Ally Long-Term Equity Compensation Incentive Plan, dated December 16, 2010, for Thomas Marano	**

10.19	Award Agreement under the Ally Long-Term Equity Compensation Incentive Plan, dated December 16, 2010, for Michael A. Carpenter	**

10.20	Deferred Stock Unit Award Agreement for Michael Carpenter, dated March 25, 2010	**

10.21	Deferred Stock Unit Award Agreement for James Mackey, dated March 25, 2010	**

10.22	Deferred Stock Unit Award Agreement for Sanjay Gupta, dated March 25, 2010	**

10.23	Deferred Stock Unit Award Agreement for Jeffrey Brown, dated March 25, 2010	**

10.24	Deferred Stock Unit Award Agreement for Thomas Marano, dated March 25, 2010	**

12	Computation of Ratio of Earnings to Fixed Charges	**

21	Ally Financial Inc. Subsidiaries as of December 31, 2010	**

23.1	Consent of Independent Registered Public Accounting Firm	**

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

99	Certification of Chief Executive Officer and Chief Financial Officer, as required pursuant to the TARP Standards for Compensation and Corporate Governance; 31 CFR Part 30, Section 30.15	Filed as Exhibit 99 to Amendment No. 1 to the Company’s Annual Report for the period ended December 31, 2010, on Form 10-K/A (File No. 1-3754), incorporated herein by reference.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350	**

*	Certain confidential portions have been omitted pursuant to a confidential treatment request which has been separately filed with the Securities and Exchange Commission.
**	Refer to the 2010 Form 10-K filed on February 25, 2011.

Signatures

Ally Financial Inc. • Form 10-K

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 26th day of August, 2011.

Ally Financial Inc. (Registrant)

/S/ MICHAEL A. CARPENTER
Michael A. Carpenter
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, this 26th day of August, 2011.

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