Form 10-Q
period 2011-09-30
Ally Financial Inc.
filed 2011-11-04
CIK 40729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011, or

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

Yes ☐                    No ☑

At November 3, 2011, the number of shares outstanding of the Registrant’s common stock was 1,330,970 shares.

ALLY FINANCIAL INC.

Item 1. Financial Statements

ALLY FINANCIAL INC.

CONDENSED CONSOLIDATED STATEMENT OF INCOME (unaudited)

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2011	2010	2011	2010
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$1,682	$1,656	$4,981	$4,891
Interest on loans held-for-sale	113	153	319	524
Interest on trading securities	4	5	10	12
Interest and dividends on available-for-sale investment securities	103	86	315	275
Interest-bearing cash	14	22	41	54
Operating leases	549	855	1,849	3,029

Total financing revenue and other interest income	2,465	2,777	7,515	8,785
Interest expense
Interest on deposits	184	172	531	485
Interest on short-term borrowings	98	110	332	320
Interest on long-term debt	1,297	1,451	4,041	4,293

Total interest expense	1,579	1,733	4,904	5,098
Depreciation expense on operating lease assets	296	454	773	1,636

Net financing revenue	590	590	1,838	2,051
Other revenue
Servicing fees	351	404	1,075	1,173
Servicing asset valuation and hedge activities, net	(471)	(27)	(663)	(181)

Total servicing income, net	(120)	377	412	992
Insurance premiums and service revenue earned	422	470	1,288	1,415
Gain on mortgage and automotive loans, net	83	326	290	863
Loss on extinguishment of debt	—	(2)	(64)	(123)
Other gain on investments, net	75	100	251	355
Other income, net of losses	141	186	610	441

Total other revenue	601	1,457	2,787	3,943
Total net revenue	1,191	2,047	4,625	5,994
Provision for loan losses	49	9	213	371
Noninterest expense
Compensation and benefits expense	303	392	1,161	1,206
Insurance losses and loss adjustment expenses	190	229	620	664
Other operating expenses	772	1,092	2,460	2,806

Total noninterest expense	1,265	1,713	4,241	4,676
(Loss) income from continuing operations before income tax expense	(123)	325	171	947
Income tax expense from continuing operations	87	48	101	117

Net (loss) income from continuing operations	(210)	277	70	830

(Loss) income from discontinued operations, net of tax	—	(8)	(21)	166

Net (loss) income	$(210)	$269	$49	$996

Statement continues on the next page.

The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ALLY FINANCIAL INC.

CONDENSED CONSOLIDATED STATEMENT OF INCOME (unaudited)

	Three months ended September 30,		Nine months ended September 30,
($ in millions except per share data)	2011	2010	2011	2010
Net (loss) income attributable to common shareholders
Net (loss) income from continuing operations	$(210)	$277	$70	$830
Preferred stock dividends — U.S. Department of Treasury	(133)	(257)	(400)	(643)
Preferred stock dividends	(67)	(70)	(194)	(212)
Impact of preferred stock amendment	—	—	32	—

Net loss from continuing operations attributable to common shareholders (a)	(410)	(50)	(492)	(25)

(Loss) income from discontinued operations, net of tax	—	(8)	(21)	166

Net (loss) income attributable to common shareholders	$(410)	$(58)	$(513)	$141

Basic weighted-average common shares outstanding	1,330,970	799,120	1,330,970	799,120

Diluted weighted-average common shares outstanding (a)	1,330,970	799,120	1,330,970	799,120

Basic earnings per common share
Net loss from continuing operations	$(308)	$(63)	$(370)	$(31)
(Loss) income from discontinued operations, net of tax	—	(10)	(16)	208

Net (loss) income	$(308)	$(73)	$(386)	$177

Diluted earnings per common share (a)
Net loss from continuing operations	$(308)	$(63)	$(370)	$(31)
(Loss) income from discontinued operations, net of tax	—	(10)	(16)	208

Net (loss) income	$(308)	$(73)	$(386)	$177

(a)	Due to the antidilutive effect of converting the Fixed Rate Cumulative Mandatorily Convertible Preferred Stock into common shares and the net loss attributable to common shareholders for the three and nine months ended September 30, 2011 and and the three months ended September 30, 2010, income attributable to common shareholders and basic weighted-average common shares outstanding were used to calculate basic and diluted earnings per share.

The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ALLY FINANCIAL INC.

CONDENSED CONSOLIDATED BALANCE SHEET (unaudited)

($ in millions)	September 30, 2011	December 31, 2010
Assets
Cash and cash equivalents
Noninterest-bearing	$1,517	$1,714
Interest-bearing	14,885	9,956

Total cash and cash equivalents	16,402	11,670
Trading securities	503	240
Investment securities	13,981	14,846
Loans held-for-sale, net ($3,204 and $6,424 fair value-elected)	8,745	11,411
Finance receivables and loans, net
Finance receivables and loans, net ($841 and $1,015 fair value-elected)	108,712	102,413
Allowance for loan losses	(1,621)	(1,873)

Total finance receivables and loans, net	107,091	100,540
Investment in operating leases, net	9,052	9,128
Mortgage servicing rights	2,663	3,738
Premiums receivable and other insurance assets	2,026	2,181
Other assets	21,493	18,254

Total assets	$181,956	$172,008

Liabilities
Deposit liabilities
Noninterest-bearing	$2,704	$2,131
Interest-bearing	41,622	36,917

Total deposit liabilities	44,326	39,048
Short-term borrowings	5,933	7,508
Long-term debt ($831 and $972 fair value-elected)	90,546	86,612
Interest payable	1,712	1,829
Unearned insurance premiums and service revenue	2,757	2,854
Reserves for insurance losses and loss adjustment expenses	690	862
Accrued expenses and other liabilities ($28 and $— fair value-elected)	16,260	12,806

Total liabilities	162,224	151,519
Equity
Common stock and paid-in capital	19,668	19,668
Mandatorily convertible preferred stock held by U.S. Department of Treasury	5,685	5,685
Preferred stock	1,255	1,287
Accumulated deficit	(6,918)	(6,410)
Accumulated other comprehensive income	42	259

Total equity	19,732	20,489

Total liabilities and equity	$181,956	$172,008

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

($ in millions)	September 30, 2011	December 31, 2010
Assets
Loans held-for-sale, net	$9	$21
Finance receivables and loans, net
Finance receivables and loans, net ($841 and $1,015 fair value-elected)	38,152	33,483
Allowance for loan losses	(245)	(238)

Total finance receivables and loans, net	37,907	33,245
Investment in operating leases, net	4,356	1,065
Other assets	3,207	3,279

Total assets	$45,479	$37,610

Liabilities
Short-term borrowings	$811	$964
Long-term debt ($831 and $972 fair value-elected)	31,864	24,466
Interest payable	14	15
Accrued expenses and other liabilities	291	397

Total liabilities	$32,980	$25,842

The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ALLY FINANCIAL INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (unaudited)

Nine months Ended September 30, 2011 and 2010

($ in millions)	Common stock and paid-in capital	Mandatorily convertible preferred stock held by U.S. Department of Treasury	Preferred stock	Accumulated deficit	Accumulated other comprehensive income	Total equity	Comprehensive income (loss)
Balance at January 1, 2010, before cumulative effect of adjustments	$13,829	$10,893	$1,287	$(5,630)	$460	$20,839
Cumulative effect of a change in accounting principle, net of tax (a)				(57)	4	(53)

Balance at January 1, 2010, after cumulative effect of adjustments	$13,829	$10,893	$1,287	$(5,687)	$464	$20,786
Capital contributions	9					9
Net income				996		996	$996
Preferred stock dividends paid to the U.S. Department of Treasury				(643)		(643)
Preferred stock dividends				(212)		(212)
Dividends to shareholders				(8)		(8)
Other comprehensive loss					(25)	(25)	(25)
Other (b)				74		74

Balance at September 30, 2010	$13,838	$10,893	$1,287	$(5,480)	$439	$20,977	$971

Balance at January 1, 2011	$19,668	$5,685	$1,287	$(6,410)	$259	$20,489
Net income				49		49	$49
Preferred stock dividends paid to the U.S. Department of Treasury				(400)		(400)
Preferred stock dividends				(194)		(194)
Series A preferred stock amendment (c)			(32)	32
Other comprehensive loss					(217)	(217)	(217)
Other (b)				5		5

Balance at September 30, 2011	$19,668	$5,685	$1,255	$(6,918)	$42	$19,732	$(168)

(a)	Cumulative effect of change in accounting principle, net of tax, due to adoption of ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.
(b)	Represents a reduction of the estimated payment accrued for tax distributions as a result of the completion of the GMAC LLC U.S. Return of Partnership Income for the tax period January 1, 2009 through June 30, 2009.
(c)	Refer to Note 16 to the Condensed Consolidated Financial Statements for further details.

The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ALLY FINANCIAL INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

Nine months ended September 30, ($ in millions)	2011	2010
Operating activities
Net income	$49	$996
Reconciliation of net income to net cash provided by operating activities
Depreciation and amortization	2,100	3,246
Other impairment	8	58
Changes in fair value of mortgage servicing rights	1,327	1,466
Provision for loan losses	211	397
Gain on sale of loans, net	(299)	(861)
Net gain on investment securities	(275)	(357)
Loss on extinguishment of debt	64	123
Originations and purchases of loans held-for-sale	(42,467)	(48,828)
Proceeds from sales and repayments of loans held-for-sale	44,417	55,046
Net change in:
Trading securities	(339)	(22)
Deferred income taxes	(99)	(186)
Interest payable	(99)	176
Other assets	(324)	976
Other liabilities	1,374	698
Other, net	133	(1,388)

Net cash provided by operating activities	5,781	11,540

Investing activities
Purchases of available-for-sale securities	(15,020)	(15,902)
Proceeds from sales of available-for-sale securities	12,093	13,380
Proceeds from maturities of available-for-sale securities	3,725	3,646
Net increase in finance receivables and loans	(10,705)	(12,422)
Proceeds from sales of finance receivables and loans	2,868	2,554
Purchases of operating lease assets	(5,332)	(2,405)
Disposals of operating lease assets	4,862	6,719
Proceeds from sale of business units, net (a)	50	(331)
Other, net	633	1,158

Net cash used in investing activities	(6,826)	(3,603)

Statement continues on the next page.

The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

ALLY FINANCIAL INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

Nine months ended September 30, ($ in millions)	2011	2010
Financing activities
Net change in short-term borrowings	(1,263)	(4,856)
Net increase in bank deposits	4,454	4,776
Proceeds from issuance of long-term debt	36,900	32,235
Repayments of long-term debt	(34,576)	(43,827)
Dividends paid	(619)	(862)
Other, net	962	1,255

Net cash provided by (used in) financing activities	5,858	(11,279)
Effect of exchange-rate changes on cash and cash equivalents	(45)	501

Net increase (decrease) in cash and cash equivalents	4,768	(2,841)
Adjustment for change in cash and cash equivalents of operations held-for-sale (a) (b)	(36)	642
Cash and cash equivalents at beginning of year	11,670	14,788

Cash and cash equivalents at September 30,	$16,402	$12,589

Supplemental disclosures
Cash paid for
Interest	$4,303	$4,055
Income taxes	454	377
Noncash items
Increase in finance receivables and loans due to a change in accounting principle (c)	—	17,990
Increase in long-term debt due to a change in accounting principle (c)	—	17,054
Transfer of mortgage servicing rights into trading securities through certification	266	—
Other disclosures
Proceeds from sales and repayments of mortgage loans held-for-investment originally designated as held-for-sale	179	437

(a)	The amounts are net of cash and cash equivalents of $88 million at September 30, 2011, and $1.1 billion at September 30, 2010, of business units at the time of disposition.
(b)	Cash flows of discontinued operations are reflected within operating, investing, and financing activities in the Condensed Consolidated Statement of Cash Flows. The cash balance of these operations is reported as assets of operations held-for-sale on the Condensed Consolidated Balance Sheet.
(c)	Relates to the adoption of ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.

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

The Condensed Consolidated Financial Statements at September 30, 2011, and for the three months and nine months ended September 30, 2011, and 2010, are unaudited but reflect all adjustments that are, in management’s opinion, necessary for the fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements (and the related notes) included in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed on February 25, 2011, with the U.S. Securities and Exchange Commission (SEC).

Residential Capital, LLC

Residential Capital, LLC (ResCap), one of our mortgage subsidiaries, was negatively impacted by the events and conditions in the mortgage banking industry and the broader economy beginning in 2007. The market deterioration led to fewer sources of, and significantly reduced levels of, liquidity available to finance ResCap’s operations. ResCap is highly leveraged relative to its cash flow and previously recognized credit and valuation losses resulting in a significant deterioration in capital. ResCap may also be negatively impacted by exposure to representation and warranty obligations, adverse outcomes with respect to current or future litigation, fines, penalties, or settlements related to our mortgage-related activities and additional expenses to address regulatory requirements. ResCap is required to maintain consolidated tangible net worth, as defined, of $250 million at the end of each month, under the terms of certain of its credit facilities. For this purpose, consolidated tangible net worth is defined as ResCap’s consolidated equity excluding intangible assets. ResCap’s consolidated tangible net worth, as defined, was $331 million at September 30, 2011, and ResCap remained in compliance with all of its consolidated tangible net worth covenants. There continues to be a risk that ResCap may not be able to meet its debt service obligations, may default on its financial debt covenants due to insufficient capital, and/or may be in a negative liquidity position in future periods.

ResCap seeks to manage its liquidity and capital positions and explores initiatives to address its debt covenant compliance and liquidity needs including debt maturing in the next twelve months and other risks and uncertainties. ResCap’s initiatives could include, but are not limited to, the following: continuing to work with key credit providers to optimize all available liquidity options; possible further reductions in assets and other restructuring activities; focusing production on conforming and government-insured residential mortgage loans; and continued exploration of opportunities for funding and capital support from Ally and its affiliates. The outcomes of most of these initiatives are to a great extent outside of ResCap’s control resulting in increased uncertainty as to their successful execution.

During 2009 and 2010, we performed a strategic review of our mortgage business. As a result of this, we effectively exited the European mortgage market through the sale of our U.K. and continental Europe operations. We also completed the sale of certain higher-risk legacy mortgage assets and settled representation and warranty claims with certain counterparties.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The ongoing focus of our Mortgage Origination and Servicing operations will be predominately the origination and sale of conforming and government-insured residential mortgages and mortgage servicing.

In the future, Ally and ResCap may take additional actions with respect to ResCap as each party deems appropriate. These actions may include Ally providing or declining to provide additional liquidity and capital support for ResCap; refinancing or restructuring some or all of ResCap’s existing debt; the purchase or sale of ResCap debt securities in the public or private markets for cash or other consideration; entering into derivative or other hedging or similar transactions with respect to ResCap or its debt securities; Ally purchasing assets from ResCap; or undertaking corporate transactions such as a tender offer or exchange offer for some or all of ResCap’s outstanding debt securities, asset sales, or other business reorganization or similar action with respect to all or part of ResCap and/or its affiliates. In this context, Ally and ResCap each typically consider a number of factors to the extent applicable and appropriate including, without limitation, its financial condition, results of operations, and prospects; ResCap’s ability to obtain third-party financing; tax considerations; the current and anticipated future trading price levels of ResCap’s debt instruments; conditions in the mortgage banking industry and general economic conditions; other investment and business opportunities available to Ally and/or ResCap; and any nonpublic information that ResCap may possess or that Ally receives from ResCap.

ResCap remains heavily dependent on Ally and its affiliates for funding and capital support, and there can be no assurance that Ally or its affiliates will continue such actions or that Ally will choose to execute any further strategic transactions with respect to ResCap or that any transactions undertaken will be successful.

Although our continued actions through various funding and capital initiatives demonstrate support for ResCap, there can be no assurances for future capital support. Consequently, there remains substantial doubt about ResCap’s ability to continue as a going concern. Should we no longer continue to support the capital or liquidity needs of ResCap or should ResCap be unable to successfully execute other initiatives, it would have a material adverse effect on ResCap’s business, results of operations, and financial position.

Ally has extensive financing and hedging arrangements with ResCap that could be at risk of nonpayment if ResCap were to file for bankruptcy. At September 30, 2011, we had $1.9 billion in secured financing arrangements with ResCap of which $1.2 billion in loans was utilized. At September 30, 2011, the hedging arrangements were fully collateralized. Amounts outstanding under the secured financing and hedging arrangements fluctuate. If ResCap were to file for bankruptcy, ResCap’s repayments of its financing facilities, including those with us, could be slower. In addition, we could be an unsecured creditor of ResCap to the extent that the proceeds from the sale of our collateral are insufficient to repay ResCap’s obligations to us. It is possible that other ResCap creditors would seek to recharacterize our loans to ResCap as equity contributions or to seek equitable subordination of our claims so that the claims of other creditors would have priority over our claims. In addition, should ResCap file for bankruptcy, our $331 million investment related to ResCap’s equity position would likely be reduced to zero. If a ResCap bankruptcy were to occur and a substantial amount of our credit exposure is not repaid to us, it could have an adverse impact on our near-term net income and capital position, but we do not believe it would have a materially adverse impact on Ally’s consolidated financial position over the longer term.

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

Recently Adopted Accounting Standards

Receivables — A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (ASU 2011-02)

As of July 1, 2011, we adopted Accounting Standards Update (ASU) 2011-02, which amends Accounting Standards Codification (ASC) 310, Receivables. ASU 2011-02 clarifies which loan modifications constitute a troubled debt restructuring (TDR). It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. The ASU must be applied retrospectively to modifications made subsequent to the beginning of the annual period of adoption, which for us is January 1, 2011.

Effective September 30, 2011, ASU 2011-02 also required us to disclose the total amount of receivables and the allowance for credit losses related to those receivables that are newly considered impaired for which impairment was previously measured under ASC 450-20, Contingencies — Loss Contingencies. Refer to Note 8 to the Condensed Consolidated Financial Statements for additional information regarding TDRs.

The adoption did not have a material impact to our consolidated financial condition or results of operations.

Receivables — Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (ASU 2010-20)

Beginning with the three months ended September 30, 2011 and in conjunction with the requirements of ASU 2011-02, ASU 2010-20 required us to expand disclosures related to TDRs. Beginning with the three months ended March 31, 2011, ASU 2010-20 required us to disclose a rollforward of the allowance for loan losses, additional activity-based disclosures for both financing receivables, and the allowance for each reporting period. Refer to Note 8 to the Condensed Consolidated Financial Statements for additional information regarding TDRs. We early adopted the rollforward requirement during the December 31, 2010, reporting period. Since the guidance relates only to disclosures, adoption did not have a material impact on our consolidated financial condition or results of operations.

Revenue Recognition — Multiple-Deliverable Revenue Arrangements (ASU 2009-13)

As of January 1, 2011, we adopted ASU 2009-13, which amends ASC 605, Revenue Recognition. The guidance significantly changed the accounting for revenue recognition in arrangements with multiple deliverables and eliminated the residual method, which allocated the discount of a multiple deliverable arrangement among the delivered items. The guidance requires entities to allocate the total consideration to all deliverables at inception using the relative selling price and to allocate any discount in the arrangement proportionally to each deliverable based on each deliverable’s selling price. The adoption did not have a material impact to our consolidated financial condition or results of operations.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Recently Issued Accounting Standards

Financial Services — Insurance — Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (ASU 2010-26)

In October 2010, the FASB issued ASU 2010-26, which amends ASC 944, Financial Services — Insurance. The amendments in this ASU specify which costs incurred in the acquisition of new and renewal insurance contracts should be capitalized. All other acquisition-related costs should be expensed as incurred. If the initial application of the amendments in this ASU results in the capitalization of acquisition costs that had not been previously capitalized, an entity may elect not to capitalize those types of costs. The ASU will be effective for us on January 1, 2012 and will be applied prospectively. Both retrospective application and early adoption are permitted. We do not expect the adoption to have a material impact to our consolidated financial condition or results of operations.

Fair Value Measurement — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS) (ASU 2011-04)

In May 2011, the FASB issued ASU 2011-04, which amends ASC 820, Fair Value Measurements. The amendments in this ASU clarify how to measure fair value. It is intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and IFRS. The ASU will be effective for us on January 1, 2012, and must be applied prospectively. Early adoption is not permitted. We do not expect the adoption to have a material impact to our consolidated financial condition or results of operations.

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

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Selected financial information of discontinued operations is summarized below.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2011	2010	2011	2010
Select Insurance operations
Total net revenue	$—	$57	$96	$357
Pretax income (loss) including direct costs to transact a sale (a)	—	3	13	(3)
Tax (benefit)	—	—	—	(1)
Select International operations
Total net revenue	$3	$28	$13	$108
Pretax income (loss) including direct costs to transact a sale (a)	—	35	(34)	98
Tax (benefit)	—	(4)	—	(3)
Select Mortgage — Legacy and Other operations
Total net revenue	$—	$25	$—	$69
Pretax (loss) income including direct costs to transact a sale	—	(46)	—	56
Tax expense (benefit)	—	5	—	(3)
Select Commercial Finance operations
Total net revenue	$—	$—	$—	$11
Pretax income including direct costs to transact a sale (a)	—	1	—	8
Tax expense	—	—	—	—

(a)	Includes certain income tax activity recognized by Corporate and Other.

3.	Other Income, Net of Losses

Details of other income, net of losses, were as follows.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2011	2010	2011	2010
Mortgage processing fees and other mortgage income	$53	$63	$141	$157
Late charges and other administrative fees	30	35	87	107
Remarketing fees	24	37	92	104
Income from equity-method investments	21	15	64	40
Securitization income (loss)	19	22	168	(25)
Real estate services, net	15	—	15	8
Full-service leasing fees	7	17	32	58
Change due to fair value option elections (a)	(44)	(52)	(83)	(181)
Fair value adjustment on derivatives (b)	(55)	(57)	(134)	(115)
Other, net	71	106	228	288

Total other income, net of losses	$141	$186	$610	$441

(a)	Refer to Note 21 for a description of fair value option elections.
(b)	Refer to Note 19 for a description of derivative instruments and hedging activities.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4.	Other Operating Expenses

Details of other operating expenses were as follows.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2011	2010	2011	2010
Technology and communications	$128	$117	$365	$390
Insurance commissions	119	150	368	446
Professional services	85	82	231	201
Mortgage representation and warranty, net	70	344	280	490
Advertising and marketing	47	49	142	123
Lease and loan administration	47	40	136	106
Vehicle remarketing and repossession	32	42	105	144
Regulatory and licensing fees	32	32	103	87
State and local non-income taxes	29	31	95	91
Occupancy	26	22	72	73
Premises and equipment depreciation	24	24	74	62
Restructuring	9	4	12	60
Full-service leasing vehicle maintenance costs	8	14	29	50
Other	116	141	448	483

Total other operating expenses	$772	$1,092	$2,460	$2,806

5.	Trading Securities

The composition of trading securities was as follows.

($ in millions)	September 30, 2011	December 31, 2010
U.S. Treasury	$—	$77
Mortgage-backed residential	503	69
Asset-backed	—	94

Total trading securities	$503	$240

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

6.	Investment Securities

Our portfolio of securities includes bonds, equity securities, asset- and mortgage-backed securities, notes, interests in securitization trusts, and other investments. The cost, fair value, and gross unrealized gains and losses on available-for-sale securities were as follows.

	September 30, 2011				December 31, 2010
	Cost	Gross unrealized		Fair value	Cost	Gross unrealized		Fair value
($ in millions)		gains	losses			gains	losses
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$1,041	$6	$(2)	$1,045	$3,307	$22	$(11)	$3,318
States and political subdivisions	1	—	—	1	3	—	(1)	2
Foreign government	894	33	—	927	1,231	19	(2)	1,248
Mortgage-backed residential (a)	6,624	96	(36)	6,684	5,844	60	(79)	5,825
Asset-backed	2,423	36	(6)	2,453	1,934	15	(1)	1,948
Corporate debt	1,210	14	(29)	1,195	1,537	34	(13)	1,558
Other	564	1	—	565	152	—	(1)	151

Total debt securities (b)	12,757	186	(73)	12,870	14,008	150	(108)	14,050
Equity securities	1,334	39	(262)	1,111	766	60	(30)	796

Total available-for-sale securities (c)	$14,091	$225	$(335)	$13,981	$14,774	$210	$(138)	$14,846

(a)	Residential mortgage-backed securities include agency-backed bonds totaling $5,533 million and $4,503 million at September 30, 2011, and December 31, 2010, respectively.
(b)	In connection with certain borrowings and letters of credit relating to certain assumed reinsurance contracts, $56 million and $153 million of primarily U.K. Treasury securities were pledged as collateral at September 30, 2011, and December 31, 2010, respectively.
(c)	Certain entities related to our Insurance operations are required to deposit securities with state regulatory authorities. These deposited securities totaled $12 million at both September 30, 2011, and December 31, 2010, respectively.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The maturity distribution of available-for-sale debt securities outstanding is summarized in the following tables. Prepayments may cause actual maturities to differ from scheduled maturities.

	Total		Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years (a)
($ in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
September 30, 2011
Fair value of available-for-sale debt securities (b)
U.S. Treasury and federal agencies	$1,045	1.4%	$219	1.1%	$824	2.3%	$2	3.2%	$—	—%
States and political subdivisions	1	5.5	—	—	—	—	—	—	1	5.5
Foreign government	927	4.1	49	5.2	633	4.4	234	3.2	11	3.7
Mortgage-backed residential	6,684	2.6	—	—	2	6.3	263	1.8	6,419	2.6
Asset-backed	2,453	2.1	—	—	1,553	2.1	461	1.3	439	3.0
Corporate debt	1,195	5.1	12	5.1	483	4.9	557	5.5	143	4.0
Other	565	1.6	554	1.5	—	—	11	4.9	—	—

Total available-for-sale debt securities	$12,870	2.7	$834	1.6	$3,495	3.1	$1,528	2.6	$7,013	2.7

Amortized cost of available-for-sale debt securities	$12,757		$834		$3,461		$1,520		$6,942

December 31, 2010
Fair value of available-for-sale debt securities (b)
U.S. Treasury and federal agencies	$3,318	1.4%	$124	1.2%	$3,094	1.3%	$100	3.7%	$—	—%
States and political subdivisions	2	8.7	—	—	—	—	—	—	2	8.7
Foreign government	1,248	3.1	7	2.2	1,092	3.1	149	3.5	—	—
Mortgage-backed residential	5,825	3.8	—	—	57	3.2	64	4.4	5,704	3.8
Asset-backed	1,948	2.5	—	—	1,146	2.2	500	2.4	302	4.0
Corporate debt	1,558	3.9	22	5.7	811	3.5	593	4.3	132	4.0
Other	151	1.5	151	1.5	—	—	—	—	—	—

Total available-for-sale debt securities	$14,050	3.0	$304	1.7	$6,200	2.1	$1,406	3.5	$6,140	3.8

Amortized cost of available-for-sale debt securities	$14,008		$305		$6,152		$1,388		$6,163

(a)	Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment options.
(b)	Yields on tax-exempt obligations are computed on a tax-equivalent basis.

The balances of cash equivalents were $8.2 billion and $5.3 billion at September 30, 2011, and December 31, 2010, respectively, and were composed primarily of money market accounts and short-term securities, including U.S. Treasury bills.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents gross gains and losses realized upon the sales of available-for-sale securities. During the three months and nine months ended September 30, 2011, we did not recognize other-than-temporary impairment on available-for-sale securities.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2011	2010	2011	2010
Gross realized gains	$90	$102	$288	$381
Gross realized losses	(15)	(2)	(37)	(25)
Other-than-temporary impairment	—	—	—	(1)

Net realized gains	$75	$100	$251	$355

The following table presents interest and dividends on available-for-sale securities.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2011	2010	2011	2010
Taxable interest	$97	$81	$298	$252
Taxable dividends	6	5	17	13
Interest and dividends exempt from U.S. federal income tax	—	—	—	10

Total interest and dividends on available-for-sale securities	$103	$86	$315	$275

The table below summarizes available-for-sale securities in an unrealized loss position in accumulated other comprehensive income. Based on the methodology described below that was applied to these securities, we believe that the unrealized losses relate to factors other than credit losses in the current market environment. As of September 30, 2011, we did not have the intent to sell the debt securities with an unrealized loss position in accumulated other comprehensive income, and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. As of September 30, 2011, we had the ability and intent to hold equity securities with an unrealized loss position in accumulated other comprehensive income. As a result, we believe that the securities with an unrealized loss position in accumulated other comprehensive income are not considered to be other-than-temporarily impaired at September 30, 2011. Refer to Note 1 to the Consolidated Financial Statements in our 2010 Annual Report on Form 10-K for additional information related to investment securities and our methodology for evaluating potential other-than-temporary impairments.

	September 30, 2011				December 31, 2010
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
($ in millions)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$288	$(2)	$—	$—	$702	$(11)	$—	$—
States and political subdivisions	—	—	—	—	2	(1)	—	—
Foreign government	58	—	—	—	323	(2)	—	—
Mortgage-backed residential	2,005	(35)	6	(1)	3,159	(77)	11	(2)
Asset-backed	463	(6)	1	—	238	(1)	2	—
Corporate debt	628	(29)	14	—	653	(13)	5	—
Other	57	—	—	—	80	(1)	—	—

Total temporarily impaired debt securities	3,499	(72)	21	(1)	5,157	(106)	18	(2)
Temporarily impaired equity securities	964	(262)	—	—	250	(27)	26	(3)

Total temporarily impaired available-for-sale securities	$4,463	$(334)	$21	$(1)	$5,407	$(133)	$44	$(5)

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

7.	Loans Held-for-sale, Net

The composition of loans held-for-sale, net, was as follows.

	September 30, 2011			December 31, 2010
($ in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total
Consumer automobile	$464	$—	$464	$—	$—	$—
Consumer mortgage
1st Mortgage	6,961	528	7,489	10,191	364	10,555
Home equity	765	—	765	856	—	856

Total consumer mortgage (a)	7,726	528	8,254	11,047	364	11,411

Commercial and industrial
Other	27	—	27	—	—	—

Total loans held-for-sale (b)	$8,217	$528	$8,745	$11,047	$364	$11,411

(a)	Fair value option-elected domestic consumer mortgages were $3.2 billion and $6.4 billion at September 30, 2011, and December 31, 2010, respectively. Refer to Note 21 for additional information.
(b)	Totals are net of unamortized premiums and discounts and deferred fees and costs. Included in the totals are net unamortized discounts of $218 million and $161 million at September 30, 2011, and December 31, 2010, respectively.

The following table summarizes held-for-sale mortgage loans reported at carrying value by higher-risk loan type.

($ in millions)	September 30, 2011	December 31, 2010
High original loan-to-value (greater than 100%) mortgage loans	$295	$331
Payment-option adjustable-rate mortgage loans	9	16
Interest-only mortgage loans	410	481
Below-market rate (teaser) mortgages	145	151

Total (a)	$859	$979

(a)	The majority of these loans are held by our Mortgage Legacy Portfolio and Other operations at September 30, 2011, and December 31, 2010.

8.	Finance Receivables and Loans, Net

The composition of finance receivables and loans, net, reported at carrying value before allowance for loan losses was as follows.

	September 30, 2011			December 31, 2010
($ in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total
Consumer automobile	$43,293	$16,412	$59,705	$34,604	$16,650	$51,254
Consumer mortgage
1st Mortgage	6,833	257	7,090	6,917	390	7,307
Home equity	3,179	—	3,179	3,441	—	3,441

Total consumer mortgage	10,012	257	10,269	10,358	390	10,748
Commercial
Commercial and industrial
Automobile	24,227	8,163	32,390	24,944	8,398	33,342
Mortgage	1,592	24	1,616	1,540	41	1,581
Other	1,303	240	1,543	1,795	312	2,107
Commercial real estate
Automobile	2,137	185	2,322	2,071	216	2,287
Mortgage	—	26	26	1	78	79

Total commercial	29,259	8,638	37,897	30,351	9,045	39,396
Loans at fair value (a)	593	248	841	663	352	1,015

Total finance receivables and loans (b)	$83,157	$25,555	$108,712	$75,976	$26,437	$102,413

(a)	Includes domestic consumer mortgages at fair value as a result of fair value option election. Refer to Note 21 for additional information.
(b)	Totals are net of unearned income, unamortized premiums and discounts, and deferred fees and costs of $2.8 billion and $2.9 billion at September 30, 2011, and December 31, 2010, respectively.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans.

Three months ended September 30, 2011 ($ in millions)	Consumer automobile	Consumer mortgage	Commercial	Total
Allowance at July 1, 2011	$911	$558	$270	$1,739
Charge-offs
Domestic	(97)	(54)	(6)	(157)
Foreign	(37)	(2)	(7)	(46)

Total charge-offs	(134)	(56)	(13)	(203)

Recoveries
Domestic	45	4	4	53
Foreign	18	1	8	27

Total recoveries	63	5	12	80

Net charge-offs	(71)	(51)	(1)	(123)
Provision for loan losses	53	25	(29)	49
Other	(42)	—	(2)	(44)

Allowance at September 30, 2011	$851	$532	$238	$1,621

Three months ended September 30, 2010 ($ in millions)	Consumer automobile	Consumer mortgage	Commercial	Total
Allowance at July 1, 2010	$1,120	$659	$598	$2,377
Charge-offs
Domestic	(179)	(69)	(98)	(346)
Foreign	(45)	(1)	(38)	(84)

Total charge-offs	(224)	(70)	(136)	(430)

Recoveries
Domestic	65	6	4	75
Foreign	19	—	2	21

Total recoveries	84	6	6	96

Net charge-offs	(140)	(64)	(130)	(334)
Provision for loan losses	58	28	(77)	9
Discontinued operations	—	—	(1)	(1)
Other	12	1	(10)	3

Allowance at September 30, 2010	$1,050	$624	$380	$2,054

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Nine months ended September 30, 2011 ($ in millions)	Consumer automobile	Consumer mortgage	Commercial	Total
Allowance at January 1, 2011	$970	$580	$323	$1,873
Charge-offs
Domestic	(331)	(162)	(24)	(517)
Foreign	(112)	(4)	(55)	(171)

Total charge-offs	(443)	(166)	(79)	(688)

Recoveries
Domestic	146	13	16	175
Foreign	54	1	25	80

Total recoveries	200	14	41	255

Net charge-offs	(243)	(152)	(38)	(433)
Provision for loan losses	157	104	(48)	213
Other	(33)	—	1	(32)

Allowance at September 30, 2011	$851	$532	$238	$1,621

Allowance for loan losses
Individually evaluated for impairment	$2	$125	$49	$176
Collectively evaluated for impairment	839	407	189	1,435
Loans acquired with deteriorated credit quality	10	—	—	10
Finance receivables and loans at historical cost
Ending balance	59,705	10,269	37,897	107,871
Individually evaluated for impairment	52	600	698	1,350
Collectively evaluated for impairment	59,549	9,669	37,199	106,417
Loans acquired with deteriorated credit quality	104	—	—	104

Nine months ended September 30, 2010 ($ in millions)	Consumer automobile	Consumer mortgage	Commercial	Total
Allowance at January 1, 2010	$1,024	$640	$781	$2,445
Cumulative effect of change in accounting principles (a)	222	—	—	222
Charge-offs
Domestic	(616)	(179)	(250)	(1,045)
Foreign	(154)	(3)	(91)	(248)

Total charge-offs	(770)	(182)	(341)	(1,293)

Recoveries
Domestic	242	15	12	269
Foreign	54	—	11	65

Total recoveries	296	15	23	334

Net charge-offs	(474)	(167)	(318)	(959)
Provision for loan losses	285	142	(56)	371
Discontinued operations	5	—	(3)	2
Other	(12)	9	(24)	(27)

Allowance at September 30, 2010	$1,050	$624	$380	$2,054

Allowance for loan losses
Individually evaluated for impairment	$—	$105	$175	$280
Collectively evaluated for impairment	1,023	519	205	1,747
Loans acquired with deteriorated credit quality	27	—	—	27
Finance receivables and loans at historical cost
Ending balance	46,094	11,143	38,533	95,770
Individually evaluated for impairment	—	470	1,429	1,899
Collectively evaluated for impairment	45,898	10,673	37,104	93,675
Loans acquired with deteriorated credit quality	196	—	—	196

(a)	Effect of change in accounting principle due to adoption of ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents information about significant sales of finance receivables and loans recorded at historical cost and transfers of finance receivables and loans from held-for-investment to held-for-sale.

($ in millions)	Three months ended September 30, 2011	Nine months ended September 30, 2011
Consumer automobile	$1,961	$3,279
Consumer mortgage	7	100
Commercial	27	33

Total sales and transfers	$1,995	$3,412

The following table presents an analysis of our past due finance receivables and loans recorded at historical cost reported at carrying value before allowance for loan losses.

($ in millions)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total finance receivables and loans
September 30, 2011
Consumer automobile	$733	$148	$169	$1,050	$58,655	$59,705
Consumer mortgage
1st Mortgage	102	39	168	309	6,781	7,090
Home equity	23	13	12	48	3,131	3,179

Total consumer mortgage	125	52	180	357	9,912	10,269
Commercial
Commercial and industrial
Automobile	—	12	127	139	32,251	32,390
Mortgage	—	—	1	1	1,615	1,616
Other	—	—	1	1	1,542	1,543
Commercial real estate
Automobile	2	4	35	41	2,281	2,322
Mortgage	—	—	23	23	3	26

Total commercial	2	16	187	205	37,692	37,897

Total consumer and commercial	$860	$216	536	$1,612	$106,259	$107,871

December 31, 2010
Consumer automobile	$828	$175	$197	$1,200	$50,054	$51,254
Consumer mortgage
1st Mortgage	115	67	205	387	6,920	7,307
Home equity	20	12	13	45	3,396	3,441

Total consumer mortgage	135	79	218	432	10,316	10,748
Commercial
Commercial and industrial
Automobile	21	19	85	125	33,217	33,342
Mortgage	—	36	4	40	1,541	1,581
Other	—	—	20	20	2,087	2,107
Commercial real estate
Automobile	—	4	78	82	2,205	2,287
Mortgage	—	—	71	71	8	79

Total commercial	21	59	258	338	39,058	39,396

Total consumer and commercial	$984	$313	$673	$1,970	$99,428	$101,398

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the carrying value before allowance for loan losses of our finance receivables and loans recorded at historical cost on nonaccrual status.

($ in millions)	September 30, 2011	December 31, 2010
Consumer automobile	$210	$207
Consumer mortgage
1st Mortgage	305	500
Home equity	60	61

Total consumer mortgage	365	561
Commercial
Commercial and industrial
Automobile	225	296
Mortgage	25	40
Other	49	134
Commercial real estate
Automobile	80	199
Mortgage	23	71

Total commercial	402	740

Total consumer and commercial	$977	$1,508

Management performs a quarterly analysis of the consumer automobile, consumer mortgage, and commercial portfolios using a range of credit quality indicators to assess the adequacy of the allowance based on historical and current trends. The tables below present the population of loans by quality indicators for our consumer automobile, consumer mortgage, and commercial portfolios.

The following table presents performing and nonperforming credit quality indicators in accordance with our internal accounting policies for our consumer finance receivables and loans recorded at historical cost reported at carrying value before allowance for loan losses.

	September 30, 2011			December 31, 2010
($ in millions)	Performing	Nonperforming	Total	Performing	Nonperforming	Total
Consumer automobile	$59,495	$210	$59,705	$51,047	$207	$51,254
Consumer mortgage
1st Mortgage	6,785	305	7,090	6,807	500	7,307
Home equity	3,119	60	3,179	3,380	61	3,441

Total consumer mortgage	$9,904	$365	$10,269	$10,187	$561	$10,748

The following table presents pass and criticized credit quality indicators based on regulatory definitions for our commercial finance receivables and loans recorded at historical cost reported at carrying value before allowance for loan losses.

	September 30, 2011			December 31, 2010
($ in millions)	Pass	Criticized (a)	Total	Pass	Criticized (a)	Total
Commercial
Commercial and industrial
Automobile	$30,176	$2,214	$32,390	$31,254	$2,088	$33,342
Mortgage	1,549	67	1,616	1,504	77	1,581
Other	1,100	443	1,543	1,041	1,066	2,107
Commercial real estate
Automobile	2,084	238	2,322	2,013	274	2,287
Mortgage	—	26	26	—	79	79

Total commercial	$34,909	$2,988	$37,897	$35,812	$3,584	$39,396

(a)	Includes loans classified as special mention, substandard, or doubtful. These classifications are based on regulatory definitions and generally represent loans within our portfolio that have a higher default risk or have already defaulted.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Impaired Loans and Troubled Debt Restructurings

Impaired Loans

Loans are considered impaired when we determine it is probable that we will be unable to collect all amounts due according to the terms of the loan agreement. For more information on our impaired finance receivables and loans, refer to Note 1 to the Consolidated Financial Statements in our 2010 Annual Report on Form 10-K.

The following table presents information about our impaired finance receivables and loans recorded at historical cost.

($ in millions)	Unpaid principal balance	Carrying value before allowance	Impaired with no allowance	Impaired with an allowance	Allowance for impaired loans
September 30, 2011 (a)
Consumer automobile	$52	$52	$—	$52	$2
Consumer mortgage
1st Mortgage	513	507	81	426	91
Home equity	93	93	4	89	34

Total consumer mortgage	606	600	85	515	125
Commercial
Commercial and industrial
Automobile	224	225	78	147	15
Mortgage	25	25	1	24	5
Other	52	49	30	19	5
Commercial real estate
Automobile	80	80	42	38	20
Mortgage	23	23	3	20	4

Total commercial	404	402	154	248	49

Total consumer and commercial	$1,062	$1,054	$239	$815	$176

December 31, 2010 (a)
Consumer automobile	$—	$—	$—	$—	$—
Consumer mortgage
1st Mortgage	410	404	—	404	59
Home equity	82	83	—	83	40

Total consumer mortgage	492	487	—	487	99
Commercial
Commercial and industrial
Automobile	340	356	33	323	23
Mortgage	44	40	—	40	14
Other	135	133	20	113	51
Commercial real estate
Automobile	206	197	108	89	29
Mortgage	71	71	28	43	10

Total commercial	796	797	189	608	127

Total consumer and commercial	$1,288	$1,284	$189	$1,095	$226

(a)	ASU 2011-02, Receivables: A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, was effective July 1, 2011.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following tables present average balance and interest income for our impaired finance receivables and loans.

	2011 (a)		2010
Three months ended September 30, ($ in millions)	Average balance	Interest income	Average balance	Interest income
Consumer automobile	$56	$1	$—	$—
Consumer mortgage
1st Mortgage	476	5	362	5
Home equity	93	1	73	1

Total consumer mortgage	569	6	435	6
Commercial
Commercial and industrial
Automobile	306	6	313	6
Mortgage	2	1	48	—
Other	54	—	590	—
Commercial real estate
Automobile	104	4	263	2
Mortgage	31	—	104	—

Total commercial	497	11	1,318	8

Total consumer and commercial	$1,122	$18	$1,753	$14

(a)	ASU 2011-02, Receivables: A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, was effective July 1, 2011.

	2011 (a)		2010
Nine months ended September 30, ($ in millions)	Average balance	Interest income	Average balance	Interest income
Consumer automobile	$23	$1	$—	$—
Consumer mortgage
1st Mortgage	449	13	304	10
Home equity	89	3	59	3

Total consumer mortgage	538	16	363	13
Commercial
Commercial and industrial
Automobile	321	7	332	7
Mortgage	26	6	56	—
Other	95	1	801	1
Commercial real estate
Automobile	141	4	295	3
Mortgage	47	1	149	1

Total commercial	630	19	1,633	12

Total consumer and commercial	$1,191	$36	$1,996	$25

(a)	ASU 2011-02, Receivables: A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, was effective July 1, 2011.

Troubled Debt Restructurings

Troubled debt restructurings are loan modifications where economic concessions are granted to borrowers experiencing financial difficulties. Numerous initiatives are in place to provide support to customers in financial distress, including the Home Affordable Modification Program (HAMP). Additionally for automobile loans, we offer several types of assistance to aid our customers including changing the due date, extending payments, and rewriting the loan terms. Total TDRs recorded at historical cost and reported at carrying value before allowance for loan losses at September 30, 2011, increased $199 million to $709 million from December 31, 2010.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following tables present information related to finance receivables and loans recorded at historical cost modified in connection with a troubled debt restructuring during the period.

Three months ended September 30, 2011 ($ in millions)	Number of loans	Pre-modification carrying value before allowance	Post-modification carrying value before allowance
Consumer automobile	1,629	$21	$21
Consumer mortgage
1st Mortgage	80	30	29
Home equity	213	12	11

Total consumer mortgage	293	42	40
Commercial
Commercial real estate
Automobile	1	2	2
Mortgage	1	3	2

Total commercial	2	5	4

Total consumer and commercial	1,924	$68	$65

Nine months ended September 30, 2011 ($ in millions)	Number of loans	Pre-modification carrying value before allowance	Post-modification carrying value before allowance
Consumer automobile	4,407	$58	$58
Consumer mortgage
1st Mortgage	309	111	110
Home equity	695	39	36

Total consumer mortgage	1,004	150	146
Commercial
Commercial and industrial
Automobile	1	3	3
Mortgage	1	38	28
Other	2	11	10
Commercial real estate
Automobile	2	6	4
Mortgage	2	4	3

Total commercial	8	62	48

Total consumer and commercial	5,419	$270	$252

The following tables present information about finance receivables and loans recorded at historical cost that have defaulted during the reporting period and were within 12 months or less of being modified as a troubled debt restructuring.

Three months ended September 30, 2011 ($ in millions)	Number of loans	Carrying value before allowance	Charge-off amount
Consumer automobile	88	$1	$—
Consumer mortgage
1st Mortgage	—	—	—
Home equity	9	1	1

Total consumer mortgage	9	1	1
Commercial
Commercial and industrial
Automobile	—	—	—

Total commercial	—	—	—

Total consumer and commercial	97	$2	$1

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Nine months ended September 30, 2011 ($ in millions)	Number of loans	Carrying value before allowance	Charge-off amount
Consumer automobile	176	$2	$1
Consumer mortgage
1st Mortgage	5	1	—
Home equity	18	1	1

Total consumer mortgage	23	2	1
Commercial
Commercial and industrial
Automobile	1	3	—

Total commercial	1	3	—

Total consumer and commercial	200	$7	$2

At September 30, 2011, and December 31, 2010, commercial commitments to lend additional funds to debtors owing receivables whose terms had been modified in a troubled debt restructuring were $31 million and $15 million, respectively.

Higher-Risk Mortgage Concentration Risk

The following table summarizes held-for-investment mortgage finance receivables and loans recorded at historical cost and reported at carrying value before allowance for loan losses by higher-risk loan type.

($ in millions)	September 30, 2011	December 31, 2010
High original loan-to-value (greater than 100%) mortgage loans	$4	$5
Payment-option adjustable-rate mortgage loans	4	5
Interest-only mortgage loans (a)	3,083	3,681
Below-market rate (teaser) mortgages	257	284

Total (b)	$3,348	$3,975

(a)	The majority of the interest-only mortgage loans are expected to start principal amortization in 2015 or beyond.
(b)	The majority of these loans are held by our Mortgage Legacy Portfolio and Other operations at September 30, 2011, and December 31, 2010.

9.	Investment in Operating Leases, Net

Investments in operating leases were as follows.

($ in millions)	September 30, 2011	December 31, 2010
Vehicles and other equipment	$11,123	$13,571
Accumulated depreciation	(2,071)	(4,443)

Investment in operating leases, net	$9,052	$9,128

Depreciation expense on operating lease assets includes remarketing gains and losses recognized on the sale of operating lease assets. The following summarizes the components of depreciation expense on operating lease assets.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2011	2010	2011	2010
Depreciation expense on operating lease assets (excluding remarketing gains)	$370	$618	$1,128	$2,183
Gross remarketing gains	(74)	(164)	(355)	(547)

Depreciation expense on operating lease assets	$296	$454	$773	$1,636

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

Securitizations

We provide a wide range of consumer and commercial automobile loans, operating leases, and mortgage loan products to a diverse customer base. We often securitize these loans and leases (which we collectively describe as loans or financial assets) through the use of securitization entities, which may or may not be consolidated on our Condensed Consolidated Balance Sheet. We securitize consumer and commercial automobile loans and operating leases through private-label securitizations. We securitize consumer mortgage loans through transactions involving the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac), and the Government National Mortgage Association (Ginnie Mae) (collectively the Government-Sponsored Enterprises or GSEs), or private-label mortgage securitizations. During the nine months ended September 30, 2011 and 2010, our consumer mortgage loans were primarily securitized through the GSEs.

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

Each securitization is governed by various legal documents that limit and specify the activities of the securitization entity. The securitization entity is generally allowed to acquire the loans, to issue beneficial interests to investors to fund the acquisition of the loans, and to enter into derivatives or other yield maintenance contracts (e.g., coverage by monoline bond insurers) to hedge or mitigate certain risks related to the financial assets or beneficial interests of the entity. A servicer, who is generally us, is appointed pursuant to the underlying legal documents to service the assets the securitization entity holds and the beneficial interests it issues. Servicing functions include, but are not limited to, making certain payments of property taxes and insurance premiums, default and property maintenance payments, as well as advancing principal and interest payments before collecting them from individual borrowers. Our servicing responsibilities, which constitute continued involvement in the transferred financial assets, consist of primary servicing (i.e., servicing the underlying transferred financial assets) and/or master servicing (i.e., servicing the beneficial interests that result from the securitization transactions). Certain securitization entities also require the servicer to advance scheduled principal and interest payments due on the beneficial interests issued by the entity regardless of whether cash payments are received on the underlying transferred financial assets. Accordingly, we are required to provide these servicing advances when applicable. Refer to Note 11 for additional information regarding our servicing rights.

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

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

Other than our customary representation and warranty provisions, these securitizations are nonrecourse to us, thereby transferring the risk of future credit losses to the extent the beneficial interests in the securitization entities are held by third parties. Representation and warranty provisions generally require us to repurchase loans or indemnify the investor or other party for incurred losses to the extent it is determined that the loans were ineligible or were otherwise defective at the time of sale. Refer to Note 24 for detail on representation and warranty provisions. We did not provide any noncontractual financial support to any of these entities during the nine months ended September 30, 2011 and 2010.

Other Variable Interest Entities

Servicer Advance Funding Entity

To assist in the financing of our servicer advance receivables, we formed an SPE that issues term notes to third-party investors that are collateralized by servicer advance receivables. These servicer advance receivables are transferred to the SPE and consist of delinquent principal and interest advances we made as servicer to various investors; property taxes and insurance premiums advanced to taxing authorities and insurance companies on behalf of borrowers; and amounts advanced for mortgages in foreclosure. The SPE funds the purchase of the receivables through financing obtained from the third-party investors and subordinated loans or an equity contribution from our mortgage activities. This SPE is consolidated on our balance sheet at September 30, 2011, and December 31, 2010. The beneficial interest holder of this SPE does not have legal recourse to our general credit. We do not have a contractual obligation to provide any type of financial support in the future, nor have we provided noncontractual financial support to the entity during the nine months ended September 30, 2011 and 2010.

Other

In 2010, we sold a portfolio of resort finance-backed receivables to a third party that financed the acquisition through an SPE. We provided seller financing for the purchase of these assets and also hold a contingent value right in the SPE, which were both recorded at fair value. We do not consolidate the SPE because we have no control over the activities of the SPE.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

We have involvements with various other on-balance sheet, immaterial SPEs. Most of these SPEs are used for additional liquidity whereby we sell certain financial assets into the VIE and issue beneficial interests to third parties for cash.

We also provide long-term guarantee contracts and a line of credit to certain nonconsolidated affordable housing entities. Since we do not have control over the entities or the power to make decisions, we do not consolidate the entities and our involvement is limited to the guarantee and the line of credit.

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

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Our involvement with consolidated and nonconsolidated VIEs in which we hold variable interests is presented below.

($ in millions)	Consolidated involvement with VIEs		Assets of nonconsolidated VIEs (a)		Maximum exposure to loss in nonconsolidated VIEs
September 30, 2011
On-balance sheet variable interest entities
Consumer automobile	$26,745		$—		$—
Consumer mortgage — private-label	1,120		—		—
Commercial automobile	16,673		—		—
Other	941		—		—
Off-balance sheet variable interest entities
Consumer mortgage — Ginnie Mae	2,763	(b)	42,072		42,072	(c)
Consumer mortgage — CMHC	76	(b)	3,432		76	(d)
Consumer mortgage — private-label	154	(b)	4,736		4,736	(c)
Consumer mortgage — other	—		—	(e)	18	(f)
Commercial other	276	(g)	—	(h)	439

Total	$48,748		$50,240		$47,341

December 31, 2010
On-balance sheet variable interest entities
Consumer automobile	$20,064		$—		$—
Consumer mortgage — private-label	1,397		—		—
Commercial automobile	15,114		—		—
Other	1,035		—		—
Off-balance sheet variable interest entities
Consumer mortgage — Ginnie Mae	2,909	(b)	43,595		43,595	(c)
Consumer mortgage — CMHC	124	(b)	4,222		124	(d)
Consumer mortgage — private-label	183	(b)	5,371		5,371	(c)
Commercial other	483	(g)	—	(h)	698

Total	$41,309		$53,188		$49,788

(a)	Asset values represent the current unpaid principal balance of outstanding consumer finance receivables and loans within the VIEs.
(b)	Includes $2.5 billion and $2.5 billion classified as mortgage loans held-for-sale, $104 million and $162 million classified as trading securities or other assets, and $395 million and $569 million classified as mortgage servicing rights at September 30, 2011, and December 31, 2010, respectively. CMHC is the Canada Mortgage and Housing Corporation.
(c)	Maximum exposure to loss represents the current unpaid principal balance of outstanding loans based on our customary representation and warranty provisions. This measure is based on the unlikely event that all of the loans have underwriting defects or other defects that trigger a representation and warranty provision and the collateral supporting the loans are worthless. This required disclosure is not an indication of our expected loss.
(d)	Due to combination of the credit loss insurance on the mortgages and the guarantee by CMHC on the issued securities, the maximum exposure to loss would be limited to the amount of the retained interests. Additionally, the maximum loss would occur only in the event that CMHC dismisses us as servicer of the loans due to servicer performance or insolvency.
(e)	Includes a VIE for which we have no management oversight and therefore we are not able to provide the total assets of the VIE. However, in March 2011 we sold excess servicing rights valued at $266 million to the VIE.
(f)	Our maximum exposure to loss in this VIE is a component of servicer advances made that are allocated to the trust. The maximum exposure to loss presented represents the unlikely event that every loan underlying the excess servicing rights sold defaults, and we, as servicer, are required to advance the entire excess service fee to the trust for the contractually established period. This required disclosure is not an indication of our expected loss.
(g)	Includes $293 million and $515 million classified as finance receivables and loans, net, and $20 million and $20 million classified as other assets, offset by $37 million and $52 million classified as accrued expenses and other liabilities at September 30, 2010, and December 31, 2010, respectively.
(h)	Includes VIEs for which we have no management oversight and therefore we are not able to provide the total assets of the VIEs. However, in 2010 we sold loans with an unpaid principal balance of $1.5 billion into these VIEs.

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

For nonconsolidated securitization entities, the transferred financial assets are removed from our balance sheet provided the conditions for sale accounting are met. The financial assets obtained from the securitization are primarily reported as cash, servicing rights, or retained interests (if applicable). Typically, we conclude that the fee we are paid for servicing consumer automobile finance receivables represents adequate compensation, and consequently, we do not recognize a servicing asset or liability. As an accounting policy election, we elected fair value treatment for our mortgage servicing rights (MSR) portfolio.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2011	2010	2011	2010
Consumer mortgage — GSEs	$332	$360	$597	$733
Consumer mortgage — private-label	—	7	1	12

Total pretax gain	$332	$367	$598	$745

The following table summarizes cash flows received from and paid related to securitization entities, asset-backed financings, or other similar transfers of financial assets where the transfer is accounted for as a sale and we have a continuing involvement with the transferred assets (e.g., servicing) that were outstanding during the nine months ended September 30, 2011 and 2010. Additionally, this table contains information regarding cash flows received from and paid to nonconsolidated securitization entities that existed during each period.

Nine months ended September 30, ($ in millions)	Consumer mortgage GSEs	Consumer mortgage private-label
2011
Cash proceeds from transfers completed during the period	$43,877	$722
Cash flows received on retained interests in securitization entities	—	53
Servicing fees	747	152
Purchases of previously transferred financial assets	(1,744)	(17)
Representations and warranties obligations	(101)	(29)
Other cash flows	60	135

2010
Cash proceeds from transfers completed during the period	$44,999	$807
Cash flows received on retained interests in securitization entities	—	60
Servicing fees	599	147
Purchases of previously transferred financial assets	(1,317)	(16)
Representations and warranties obligations	(319)	(13)
Other cash flows	85	(79)

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

	Total amount		Amount 60 days or more past due
($ in millions)	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
On-balance sheet loans
Consumer automobile	$60,169	$51,254	$317	$373
Consumer mortgage (a)	19,364	23,174	3,335	3,437
Commercial automobile	34,712	35,629	178	186
Commercial mortgage	1,642	1,660	24	110
Commercial other	1,570	2,107	1	20

Total on-balance sheet loans	117,457	113,824	3,855	4,126

Off-balance sheet securitization entities
Consumer mortgage — GSEs	263,115	253,192	6,772	13,990
Consumer mortgage — private-label	66,719	73,638	11,397	12,220

Total off-balance sheet securitization entities	329,834	326,830	18,169	26,210

Whole-loan transactions (b)	35,601	38,212	2,757	2,950

Total	$482,892	$478,866	$24,781	$33,286

(a)	Includes loans subject to conditional repurchase options of $2.4 billion and $2.3 billion guaranteed by the GSEs, and $116 million and $146 million sold to certain private-label mortgage securitization entities at September 30, 2011, and December 31, 2010, respectively.
(b)	Whole-loan transactions are not part of a securitization transaction, but represent consumer automobile and consumer mortgage pools of loans sold to third-party investors.

	Net credit losses
	Three months ended		Nine months ended
($ in millions)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
On-balance sheet loans
Consumer automobile	$71	$146	$243	$505
Consumer mortgage	47	(11)	130	(58)
Commercial automobile	—	23	11	63
Commercial mortgage	1	8	26	56
Commercial other	—	99	1	199

Total on-balance sheet loans	119	265	411	765

Off-balance sheet securitization entities
Consumer mortgage — GSEs (a)	n/m	n/m	n/m	n/m
Consumer mortgage — private-label	910	871	3,209	3,509

Total off-balance sheet securitization entities	910	871	3,209	3,509

Whole-loan transactions	182	314	626	1,004

Total	$1,211	$1,450	$4,246	$5,278

n/m = not meaningful

(a)	Anticipated credit losses are not meaningful due to the GSE guarantees.

Changes in Accounting for Variable Interest Entities

For the nine months ended September 30, 2011 and 2010, there were no material changes in the accounting for variable interest entities except the initial adoption of ASU 2009-17 on January 1, 2010. Refer to Note 11 to the Consolidated Financial Statements in our 2010 Annual Report on Form 10-K regarding this initial adoption.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

11.	Servicing Activities

Mortgage Servicing Rights

The following table summarizes activity related to MSRs, which are carried at fair value.

Three months ended September 30, ($ in millions)	2011	2010
Estimated fair value at July 1,	$3,701	$2,983
Additions recognized on sale of mortgage loans	159	260
Additions from purchases of servicing rights	15	24
Changes in fair value
Due to changes in valuation inputs or assumptions used in the valuation model	(1,106)	(278)
Other changes in fair value	(106)	(244)
Other changes that affect the balance	—	1

Estimated fair value at September 30,	$2,663	$2,746

Nine months ended September 30, ($ in millions)	2011	2010
Estimated fair value at January 1,	$3,738	$3,554
Additions recognized on sale of mortgage loans	487	628
Additions from purchases of servicing rights	31	45
Subtractions from disposition of servicing assets	(266)	—
Changes in fair value
Due to changes in valuation inputs or assumptions used in the valuation model	(943)	(772)
Other changes in fair value	(384)	(694)
Decrease due to change in accounting principle	—	(19)
Other changes that affect the balance	—	4

Estimated fair value at September 30,	$2,663	$2,746

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

The key economic assumptions and sensitivity of the fair value of MSRs to immediate 10% and 20% adverse changes in those assumptions were as follows.

($ in millions)	September 30, 2011	December 31, 2010
Weighted average life (in years)	5.7	7.0
Weighted average prepayment speed	12.7%	9.8%
Impact on fair value of 10% adverse change	$(118)	$(155)
Impact on fair value of 20% adverse change	(225)	(295)

Weighted average discount rate	13.4%	12.3%
Impact on fair value of 10% adverse change	$(85)	$(80)
Impact on fair value of 20% adverse change	(164)	(156)

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

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

The components of servicing valuation and hedge activities, net, were as follows.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2011	2010	2011	2010
Change in estimated fair value of mortgage servicing rights	$(1,212)	$(522)	$(1,327)	$(1,466)
Change in fair value of derivative financial instruments	741	495	664	1,285

Servicing valuation and hedge activities, net	$(471)	$(27)	$(663)	$(181)

Mortgage Servicing Fees

The components of mortgage servicing fees were as follows.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2011	2010	2011	2010
Contractual servicing fees, net of guarantee fees and including subservicing	$258	$270	$786	$793
Late fees	11	17	48	56
Ancillary fees	43	56	115	146

Total mortgage servicing fees	$312	$343	$949	$995

Mortgage Servicing Advances

In connection with our primary servicing activities (i.e., servicing of mortgage loans), we make certain payments of property taxes and insurance premiums, default and property maintenance payments, as well as advances of principal and interest payments before collecting them from individual borrowers. Servicing advances including contractual interest are priority cash flows in the event of a loan principal reduction or foreclosure and ultimate liquidation of the real estate-owned property, thus making their collection reasonably assured. These servicing advances are included in other assets on the Condensed Consolidated Balance Sheet and totaled $1.8 billion and $1.9 billion at September 30, 2011, and December 31, 2010, respectively. We maintain an allowance for uncollected primary servicing advances of $21 million and $25 million at September 30, 2011, and December 31, 2010, respectively. Our potential obligation is influenced by the loan’s performance and credit quality.

When we act as a subservicer of mortgage loans we perform the responsibilities of a primary servicer but do not own the corresponding primary servicing rights. We receive a fee from the primary servicer for such services. As the subservicer, we would have the same responsibilities of a primary servicer in that we would make certain payments of property taxes and insurance premiums, default and property maintenance, as well as advances of principal and interest payments before collecting them from individual borrowers. At September 30, 2011, and December 31, 2010, outstanding servicer advances related to subserviced loans were $118 million and $140 million, respectively, and we had a reserve for uncollected subservicer advances of $2 million and $1 million, respectively.

In many cases, where we act as master servicer, we also act as primary servicer. In connection with our master-servicing activities, we service the mortgage-backed and mortgage-related asset-backed securities and whole-loan packages sold to investors. As the master servicer, we collect mortgage loan payments from primary servicers and distribute those funds to investors in the mortgage-backed and mortgage-related asset-backed securities and whole-loan packages. As the master servicer, we are required to advance scheduled payments to the securitization trust or whole-loan investors. To the extent the primary servicer does not advance the payments, we are responsible for advancing the payment to the trust or whole-loan

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

investors. Master-servicing advances, including contractual interest, are priority cash flows in the event of a default, thus making their collection reasonably assured. In most cases, we are required to advance these payments to the point of liquidation of the loan or reimbursement of the trust or whole-loan investors. We had outstanding master-servicing advances of $142 million and $90 million at September 30, 2011, and December 31, 2010, respectively. We had no reserve for uncollected master-servicing advances at September 30, 2011, or December 31, 2010.

Serviced Mortgage Assets

The unpaid principal balance of our serviced mortgage assets was as follows.

($ in millions)	September 30, 2011	December 31, 2010
On-balance sheet mortgage loans
Held-for-sale and investment	$18,968	$20,224
Off-balance sheet mortgage loans
Loans sold to third-party investors
Private-label	56,120	63,685
GSEs	265,370	255,388
Whole-loan	17,033	17,524
Purchased servicing rights	3,407	3,946

Total primary serviced mortgage loans	360,898	360,767
Subserviced mortgage loans	25,126	24,173
Master-servicing-only mortgage loans	8,931	10,548

Total serviced mortgage loans	$394,955	$395,488

Our Mortgage operations that conduct primary and master-servicing activities are required to maintain certain servicer ratings in accordance with master agreements entered into with GSEs. At September 30, 2011, our Mortgage operations were in compliance with the servicer-rating requirements of the master agreements.

In certain domestic securitizations of our Mortgage operations, the surety or other provider of contractual credit support is entitled to declare a servicer default and terminate the servicer upon the failure of the loans to meet certain portfolio delinquency and/or cumulative-loss thresholds. Our Mortgage operations did not receive notice of termination from surety providers during the nine months ended September 30, 2011.

Automobile Servicing Activities

We service consumer automobile contracts. Historically, we have sold a portion of our consumer automobile contracts. With respect to contracts we sell, we retain the right to service and earn a servicing fee for our servicing function. Typically, we conclude that the fee we are paid for servicing consumer automobile finance receivables represents adequate compensation, and consequently, we do not recognize a servicing asset or liability. We recognized automobile servicing fees of $39 million and $126 million for the three months and nine months ended September 30, 2011, respectively, compared to $61 million and $178 million for the three months and nine months ended September 30, 2010.

Automobile Serviced Assets

The total serviced automobile loans outstanding were as follows.

($ in millions)	September 30, 2011	December 31, 2010
On-balance sheet automobile loans
Consumer automobile	$60,169	$51,254
Commercial automobile	34,713	35,629
Operating leases	9,052	9,128
Operations held-for-sale	5	242
Off-balance sheet automobile loans
Loans sold to third-party investors
Whole-loan	14,735	18,126
Other	1,118	979

Total serviced automobile loans	$119,792	$115,358

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

12.	Other Assets

The components of other assets were as follows.

($ in millions)	September 30, 2011	December 31, 2010
Property and equipment at cost	$1,174	$1,315
Accumulated depreciation	(809)	(939)

Net property and equipment	365	376
Derivative contracts in a receivable position	8,362	3,966
Servicer advances	2,036	2,137
Restricted cash collections for securitization trusts (a)	1,780	1,705
Restricted cash and cash equivalents	1,525	1,323
Collateral placed with counterparties	1,250	1,569
Other accounts receivable	1,136	641
Cash reserve deposits held for securitization trusts (b)	843	1,168
Debt issuance costs	656	704
Prepaid expenses and deposits	611	638
Goodwill	523	525
Nonmarketable equity securities	436	504
Real estate and other investments	358	280
Interests retained in financial asset sales	297	568
Accrued interest and rent receivable	228	238
Investment in used vehicles held-for-sale	182	386
Repossessed and foreclosed assets	161	211
Assets of operations held-for-sale (c)	(47)	690
Other assets	791	625

Total other assets	$21,493	$18,254

(a)	Represents cash collection from customer payments on securitized receivables. These funds are distributed to investors as payments on the related secured debt.
(b)	Represents credit enhancement in the form of cash reserves for various securitization transactions.
(c)	Includes $94 million of unrecognized translation losses in the measurement of impairment at both September 30, 2011, and December 31, 2010 related to our International Automotive Finance operations in Venezuela.

13.	Deposit Liabilities

Deposit liabilities consisted of the following.

($ in millions)	September 30, 2011	December 31, 2010
Domestic deposits
Noninterest-bearing deposits	$2,704	$2,108
NOW and money market checking accounts	8,643	8,081
Certificates of deposit	27,307	23,728
Dealer deposits	1,823	1,459
Individual retirement account deposits	215	—

Total domestic deposit liabilities	40,692	35,376

Foreign deposits
Noninterest-bearing deposits	—	23
NOW and money market checking accounts	1,218	961
Certificates of deposit	2,109	2,390
Dealer deposits	307	298

Total foreign deposit liabilities	3,634	3,672

Total deposit liabilities	$44,326	$39,048

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Noninterest-bearing deposits primarily represent third-party escrows associated with our mortgage loan-servicing portfolio. The escrow deposits are not subject to an executed agreement and can be withdrawn without penalty at any time. At September 30, 2011, and December 31, 2010, certificates of deposit included $9.3 billion and $7.0 billion, respectively, of domestic certificates of deposit in denominations of $100 thousand or more.

14.	Short-term Borrowings

The following table presents the composition of our short-term borrowings portfolio.

	September 30, 2011			December 31, 2010
($ in millions)	Unsecured	Secured	Total	Unsecured	Secured	Total
Demand notes	$2,648	$—	$2,648	$2,033	$—	$2,033
Bank loans and overdrafts	1,540	—	1,540	1,970	—	1,970
Federal Home Loan Bank	—	—	—	—	1,300	1,300
Other (a)	142	1,603	1,745	224	1,981	2,205

Total short-term borrowings	$4,330	$1,603	$5,933	$4,227	$3,281	$7,508

(a)	Other primarily includes nonbank secured borrowings at our Mortgage and International Automotive Finance operations.

15.	Long-term Debt

The following tables present the composition of our long-term debt portfolio.

	September 30, 2011			December 31, 2010
($ in millions)	Unsecured	Secured	Total	Unsecured	Secured	Total
Long-term debt
Due within one year	$5,049	$14,079	$19,128	$8,555	$13,603	$22,158
Due after one year (a)	37,701	32,645	70,346	38,499	25,508	64,007
Fair value adjustment	1,072	—	1,072	447	—	447

Total long-term debt (b)	$43,822	$46,724	$90,546	$47,501	$39,111	$86,612

(a)	Includes $7.4 billion guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program (TLGP) and $2.6 billion of trust preferred securities at both September 30, 2011, and December 31, 2010.
(b)	Includes fair value option-elected secured long-term debt of $831 million and $972 million at September 30, 2011, and December 31, 2010, respectively. Refer to Note 21 for additional information.

The following table presents the scheduled remaining maturity of long-term debt at September 30, 2011, assuming no early redemptions will occur. The actual payment of secured debt may vary based on the payment activity of the related pledged assets.

Year ended December 31, ($ in millions)	2011	2012	2013	2014	2015	2016 and thereafter	Fair value adjustment	Total
Unsecured
Long-term debt	$1,014	$12,202	$1,934	$5,758	$3,721	$20,455	$1,072	$46,156
Original issue discount	(141)	(350)	(264)	(190)	(56)	(1,333)	—	(2,334)

Total unsecured	873	11,852	1,670	5,568	3,665	19,122	1,072	43,822

Secured
Long-term debt	4,010	11,858	12,988	9,870	4,181	3,545	—	46,452
Troubled debt restructuring concession (a)	26	105	82	46	13	—	—	272

Total secured	4,036	11,963	13,070	9,916	4,194	3,545	—	46,724

Total long-term debt	$4,909	$23,815	$14,740	$15,484	$7,859	$22,667	$1,072	$90,546

(a)	In the second quarter of 2008, ResCap executed an exchange offer that resulted in a concession being recognized as an adjustment to the carrying value of certain secured notes. This concession is being amortized over the life of the notes through a reduction to interest expense using an effective yield methodology.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the scheduled remaining maturity of long-term debt held by ResCap at September 30, 2011, assuming no early redemptions will occur. The actual payment of secured debt may vary based on the payment activity of the related pledged assets.

Year ended December 31, ($ in millions)	2011	2012	2013	2014	2015	2016 and thereafter	Fair value adjustment	Total
ResCap
Unsecured debt
Long-term debt	$—	$347	$472	$101	$171	$—	$21	$1,112
Secured debt
Long-term debt	2	—	777	707	707	1,656	—	3,849
Troubled debt restructuring concession	26	105	82	46	13	—	—	272

Total secured debt	28	105	859	753	720	1,656	—	4,121

ResCap — Total long-term debt	$28	$452	$1,331	$854	$891	$1,656	$21	$5,233

The following summarizes assets restricted as collateral for the payment of the related debt obligation primarily arising from securitization transactions accounted for as secured borrowings and repurchase agreements.

	September 30, 2011		December 31, 2010
($ in millions)	Total	Ally Bank (a)	Total	Ally Bank (a)
Trading securities	$28	$—	$36	$—
Investment securities	1,693	1,693	2,191	2,190
Loans held-for-sale	870	—	1,035	—
Mortgage assets held-for-investment and lending receivables	11,929	10,907	12,451	11,137
Consumer automobile finance receivables	32,004	16,130	27,164	14,927
Commercial automobile finance receivables	17,758	12,281	19,741	15,034
Investment in operating leases, net	4,525	483	3,199	—
Mortgage servicing rights	2,041	1,333	2,801	1,746
Other assets	3,990	1,857	3,990	1,700

Total assets restricted as collateral (b)	$74,838	$44,684	$72,608	$46,734

Secured debt (c)	$48,327	$23,280	$42,392	$20,199

(a)	Ally Bank is a component of the total column.
(b)	Ally Bank has an advance agreement with the Federal Home Loan Bank of Pittsburgh (FHLB) and access to the Federal Reserve Bank Discount Window. Ally Bank had assets pledged and restricted as collateral to the FHLB and Federal Reserve Bank totaling $10.0 billion and $15.2 billion at September 30, 2011, and December 31, 2010, respectively. These assets were composed of consumer and commercial mortgage finance receivables and loans, net; consumer automobile finance receivables and loans, net; and investment securities. Under the agreement with the FHLB, Ally Bank also had assets pledged as collateral under a blanket lien totaling $8.2 billion and $5.3 billion at September 30, 2011, and December 31, 2010, respectively. These assets were primarily composed of mortgage servicing rights; consumer and commercial mortgage finance receivables and loans, net; and other assets. Availability under these programs is generally only for the operations of Ally Bank and cannot be used to fund the operations or liabilities of Ally or its subsidiaries.
(c)	Includes $1,603 million and $3,281 million of short-term borrowings at September 30, 2011, and December 31, 2010, respectively.

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

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

As of September 30, 2011, Ally Bank had exclusive access to $9.5 billion of funding capacity from committed credit facilities. Ally Bank also has access to a $4.1 billion committed facility that is shared with the parent company. Funding programs supported by the Federal Reserve and the FHLB complement Ally Bank’s private committed facilities.

The total capacity in our committed funding facilities is provided by banks and other financial institutions through private transactions. The committed secured funding facilities can be revolving in nature and allow for additional funding during the commitment period, or they can be amortizing and do not allow for any further funding after the closing date. At September 30, 2011, $34.7 billion of our $40.1 billion of committed capacity was revolving. Our revolving facilities generally have an original tenor ranging from 364 days to two years. At September 30, 2011, we had $16.8 billion of committed funding capacity with a remaining tenor greater than 364 days, which is an increase of $4.6 billion from June 30, 2011.

Committed Funding Facilities

	Outstanding		Unused capacity (a)		Total capacity
($ in billions)	Sept. 30, 2011	Dec. 31, 2010	Sept. 30, 2011	Dec. 31, 2010	Sept. 30, 2011	Dec. 31, 2010
Bank funding
Secured	$5.4	$6.4	$4.1	$1.9	$9.5	$8.3
Nonbank funding
Unsecured
Automotive Finance operations	0.3	0.8	0.5	—	0.8	0.8
Secured
Automotive Finance operations (b)	11.1	8.3	13.2	9.1	24.3	17.4
Mortgage operations	0.8	1.0	0.6	0.6	1.4	1.6

Total nonbank funding	12.2	10.1	14.3	9.7	26.5	19.8
Shared capacity (c)	0.1	0.2	4.0	3.9	4.1	4.1

Total committed facilities	$17.7	$16.7	$22.4	$15.5	$40.1	$32.2

(a)	Funding from committed secured facilities is available on request in the event excess collateral resides in certain facilities or is available to the extent incremental collateral is available and contributed to the facilities.
(b)	Unused capacity includes forward flow sale commitments to fund future asset originations in Brazil totaling $1.5 billion at September 30, 2011, and $1.2 billion at December 31, 2010. Also included at September 30, 2011, was unused capacity of $2.4 billion from two new Ally Credit Canada facilities completed in the third quarter that was substantially utilized in early October to refinance existing debt outstanding.
(c)	Funding is generally available for assets originated by Ally Bank or the parent company, Ally Financial Inc.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Uncommitted Funding Facilities

	Outstanding		Unused capacity		Total capacity
($ in billions)	Sept. 30, 2011	Dec. 31, 2010	Sept. 30, 2011	Dec. 31, 2010	Sept. 30, 2011	Dec. 31, 2010
Bank funding
Secured
Federal Reserve funding programs	$—	$—	$3.2	$4.0	$3.2	$4.0
FHLB advances	4.1	5.3	1.7	0.2	5.8	5.5

Total bank funding	4.1	5.3	4.9	4.2	9.0	9.5

Nonbank funding
Unsecured
Automotive Finance operations	1.7	1.4	0.5	0.6	2.2	2.0
Secured
Automotive Finance operations	0.1	0.1	0.1	—	0.2	0.1
Mortgage operations	—	—	0.1	0.1	0.1	0.1

Total nonbank funding	1.8	1.5	0.7	0.7	2.5	2.2

Total uncommitted facilities	$5.9	$6.8	$5.6	$4.9	$11.5	$11.7

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

16.	Equity

The following table summarizes information about our Series F-2, Series A, and Series G preferred stock.

	September 30, 2011	December 31, 2010
Mandatorily convertible preferred stock held by U.S. Department of Treasury (a)
Series F-2 preferred stock
Carrying value ($ in millions)	$5,685	$5,685
Par value (per share)	$0.01	$0.01
Liquidation preference (per share)	$50	$50
Number of shares authorized	228,750,000	228,750,000
Number of shares issued and outstanding	118,750,000	118,750,000
Dividend/coupon	Fixed 9%
Redemption/call feature	Perpetual(b)
Preferred stock
Series A preferred stock (c)
Carrying value ($ in millions)	$1,021	$1,053
Par value (per share)	$0.01	$0.01
Liquidation preference (per share)	$25	$1,000
Number of shares authorized	160,870,560	4,021,764
Number of shares issued and outstanding	40,870,560	1,021,764
Dividend/coupon
Prior to May 15, 2016	8.5%
On and after May 15, 2016	LIBOR + 6.243%
Redemption/call feature	Perpetual(d)
Series G preferred stock
Carrying value ($ in millions)	$234	$234
Par value (per share)	$0.01	$0.01
Liquidation preference (per share)	$1,000	$1,000
Number of shares authorized	2,576,601	2,576,601
Number of shares issued and outstanding	2,576,601	2,576,601
Dividend/coupon	Fixed 7%
Redemption/call feature	Perpetual(e)

(a)	Mandatorily convertible to common equity on December 30, 2016.
(b)	Convertible prior to mandatory conversion date with consent of Treasury.
(c)	Refer to next section of this note for a description of an amendment to the Series A preferred stock that occurred on March 25, 2011.
(d)	Nonredeemable prior to May 15, 2016.
(e)	Nonredeemable prior to December 31, 2011.

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

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

17.	Earnings per Common Share

The following table presents the calculation of basic and diluted earnings per common share.

	Three months ended September 30,		Nine months ended September 30,
($ in millions except per share data)	2011	2010	2011	2010
Net (loss) income from continuing operations	$(210)	$277	$70	$830
Preferred stock dividends — U.S. Department of Treasury	(133)	(257)	(400)	(643)
Preferred stock dividends	(67)	(70)	(194)	(212)
Impact of preferred stock amendment	—	—	32	—

Net loss from continuing operations attributable to common shareholders (a)	(410)	(50)	(492)	(25)

(Loss) income from discontinued operations, net of tax	—	(8)	(21)	166

Net (loss) income attributable to common shareholders	$(410)	$(58)	$(513)	$141

Basic weighted-average common shares outstanding	1,330,970	799,120	1,330,970	799,120

Diluted weighted-average common shares outstanding (a)	1,330,970	799,120	1,330,970	799,120

Basic earnings per common share
Net loss from continuing operations	$(308)	$(63)	$(370)	$(31)
(Loss) income from discontinued operations, net of tax	—	(10)	(16)	208

Net (loss) income	$(308)	$(73)	$(386)	$177

Diluted earnings per common share (a)
Net loss from continuing operations	$(308)	$(63)	$(370)	$(31)
(Loss) income from discontinued operations, net of tax	—	(10)	(16)	208

Net (loss) income	$(308)	$(73)	$(386)	$177

(a)	Due to the antidilutive effect of converting the Fixed Rate Cumulative Mandatorily Convertible Preferred Stock into common shares and the net loss attributable to common shareholders for the for the three and nine months ended September 30, 2011, and the three months ended September 30, 2010, income attributable to common shareholders and basic weighted-average common shares outstanding were used to calculate basic and diluted earnings per share.

The effects of converting the outstanding Fixed Rate Cumulative Mandatorily Convertible Preferred Stock into common shares are not included in the diluted earnings per share calculation for the three and nine months ended September 30, 2011 and 2010, as the effects would be antidilutive for those periods. As such, 574,156 of potential common shares were excluded from the diluted earnings per share calculation for the three and nine months ended September 30, 2011, and 988,200 of potential common shares were excluded from the diluted earnings per share calculation for the three and nine months ended September 30, 2010.

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

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The risk-based capital ratios are determined by allocating assets and specified off-balance sheet financial instruments into several broad risk categories with higher levels of capital being required for the categories that present greater risk. Under the guidelines, total capital is divided into two tiers: Tier 1 capital and Tier 2 capital. Tier 1 capital generally consists of common equity, minority interests, and qualifying noncumulative perpetual preferred stock (including senior preferred stock issued and sold to Treasury under TARP) less goodwill and other adjustments. Tier 2 capital generally consists of perpetual preferred stock not qualifying as Tier 1 capital, limited amounts of subordinated debt and the allowance for loan losses, and other adjustments. The amount of Tier 2 capital may not exceed the amount of Tier 1 capital.

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

On October 29, 2010, Ally, IB Finance Holding Company, LLC, Ally Bank, and the Federal Deposit Insurance Corporation (FDIC) entered into a Capital and Liquidity Maintenance Agreement (CLMA). The CLMA requires capital at Ally Bank to be maintained at a level such that Ally Bank’s leverage ratio is at least 15%. For this purpose, the leverage ratio is determined in accordance with the FDIC’s regulations related to capital maintenance.

The following table summarizes our capital ratios.

	September 30, 2011		December 31, 2010		Required minimum		Well-capitalized minimum
($ in millions)	Amount	Ratio	Amount	Ratio
Risk-based capital
Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$21,475	14.34%	$22,189	15.00%	4.00%		6.00%
Ally Bank	12,545	18.45	10,738	19.23	4.00		6.00
Total (to risk-weighted assets)
Ally Financial Inc.	$23,199	15.50%	$24,213	16.36%	15.00	%(a)	10.00%
Ally Bank	13,333	19.61	11,438	20.48	8.00		10.00
Tier 1 leverage (to adjusted average assets) (b)
Ally Financial Inc.	$21,475	11.61%	$22,189	13.05%	3.00–4.00%		(c)
Ally Bank	12,545	15.65	10,738	15.81	15.00	(d)	5.00%
Tier 1 common (to risk-weighted assets)
Ally Financial Inc.	$11,993	8.01%	$12,677	8.57%	n/a		n/a
Ally Bank	n/a	n/a	n/a	n/a	n/a		n/a

n/a = not applicable

(a)	Ally is subject to a directive from the Board of Governors of the Federal Reserve System (FRB) to maintain a Total risk-based capital ratio of 15% which expires no later than December 31, 2011.
(b)	Federal regulatory reporting guidelines require the calculation of adjusted average assets using a daily average methodology. We currently calculate using a combination of monthly and daily average methodologies.
(c)	There is no Tier 1 leverage component in the definition of a well-capitalized bank holding company.
(d)	Ally Bank, in accordance with the CLMA, is required to maintain a Tier 1 leverage ratio of at least 15%.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

At September 30, 2011, Ally and Ally Bank were “well-capitalized” and met all capital requirements to which we were subject.

Basel Capital Accord

The minimum risk-based capital requirements adopted by the federal banking agencies follow the Capital Accord (Capital Accord or Basel I) of the Bank for International Settlements’ Basel Committee on Banking Supervision (Basel Committee). The Capital Accord was published in 1988 and generally applies to depository institutions and their holding companies in the United States. In 2004, the Basel Committee published a revision to the Capital Accord (Basel II). The goal of the Basel II capital rules is to provide more risk-sensitive regulatory capital calculations and promote enhanced risk management practices among large, internationally active banking organizations. U.S. banking regulators published final Basel II rules in December 2007. Ally is required to comply with the Basel II rules, as implemented by the U.S. banking regulators. Prior to full implementation of the Basel II rules, Ally is required to complete a qualification period that includes four consecutive quarters during which it needs to demonstrate that it meets the requirements of the rules to the satisfaction of its primary U.S. banking regulator. Pursuant to an extension that was granted to Ally, this qualification period, or parallel run, is required to begin no later than October 1, 2013. During this period, capital is calculated using both Basel I and Basel II methodologies. Upon completion of this parallel run and with the approval of the primary U.S. banking regulator, Ally will begin to use Basel II to calculate regulatory capital. Basel II contemplated a three-year transition period during which a bank holding company or bank gradually lower its capital level below the levels required by Basel I. However, under a recently finalized capital rule that implements a provision of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), Ally must continue to calculate its risk-based capital requirements under Basel I, with certain exceptions, and the capital requirements it computes under Basel I will serve as a floor for its risk-based capital requirement computed under Basel II.

In addition to Basel II, the Basel Committee adopted new capital, leverage, and liquidity guidelines under the Basel Accord (Basel III) in 2010, which, when implemented in the United States, may have the effect of raising capital requirements beyond those required by current law and the Dodd-Frank Act. Basel III increases the minimum Tier 1 common equity ratio to 4.5%, net of regulatory deductions, and introduces a capital conservation buffer of an additional 2.5% of common equity to risk-weighted assets, raising the target minimum common equity ratio to 7.0%. Basel III increases the minimum Tier 1 capital ratio to 8.5% inclusive of the capital conservation buffer, increases the minimum total capital ratio to 10.5% inclusive of the capital buffer, and introduces a countercyclical capital buffer of up to 2.5% of common equity or other fully loss absorbing capital for periods of excess credit growth. Basel III also introduces a non-risk-adjusted Tier 1 leverage ratio of 3%, based on a measure of the total exposure rather than total assets, and new liquidity standards. The Basel III capital, leverage, and liquidity standards will be phased in over a multiyear period. The Basel III rules, when implemented, will also impose a 15% cap on the amount of the common equity component of Tier 1 capital that can be met, in the aggregate, through significant investments in the common shares of unconsolidated financial subsidiaries, MSRs and deferred tax assets through timing differences, as well as a 10% cap on the amount of each of the three individual items that may be included in the common equity component of Tier 1 capital. In addition, under Basel III rules, after a ten-year phaseout period beginning on January 1, 2013, trust preferred and other “hybrid” securities will no longer qualify as Tier 1 capital. However, under the Dodd-Frank Act, subject to certain exceptions (e.g., for debt or equity issued to the U.S. government under the Emergency Economic Stabilization Act), trust preferred and other “hybrid” securities are phased out from Tier 1 capital in a three-year period starting January 1, 2013.

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

In July 2011, the Financial Stability Board, which is an inter-governmental body coordinating the overall set of measures to reduce the moral hazard posed by global systemically important financial institutions, approved a consultative paper, which, if implemented in the United States, would require global systemically important banks in the United States to hold additional Tier 1 common equity of 1% to as much as 3.5% of risk-weighted assets. The additional capital requirement would

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

be phased in between January 1, 2016 and January 1, 2019. We are not able to predict at this time whether Ally would meet the qualifications of a global systemically important bank and whether these additional capital requirements, when implemented in the United States, would apply to Ally.

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

We may use a multitude of derivative instruments to manage the interest rate risk related to MSRs and retained interests. They include, but are not limited to, interest rate futures contracts, call or put options on U.S. Treasuries, swaptions, mortgage-backed securities (MBS), futures, U.S. Treasury futures, interest rate swaps, interest rate floors, and interest rate caps. We monitor and actively manage our risk on a daily basis.

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

The primary derivative instrument we use to accomplish the risk management objective for mortgage loans and IRLCs is forward sales of mortgage-backed securities, primarily Fannie Mae or Freddie Mac to-be-announced securities. These instruments typically are entered into at the time the IRLC is made. The value of the forward sales contracts moves in the opposite direction of the value of our IRLCs and mortgage loans held-for-sale. We also use other derivatives, such as options and futures, to economically hedge certain portions of the mortgage portfolio.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

obligation to each other. Contractual terms provide for standard and customary exchange of collateral based on changes in the market value of the outstanding derivatives. The securing party posts additional collateral when their obligation rises or removes collateral when it falls. We also have unilateral collateral agreements whereby we are the only entity required to post collateral.

Certain derivative instruments contain provisions that require us to either post additional collateral or immediately settle any outstanding liability balances upon the occurrence of a specified credit risk-related event. If a credit risk-related event had been triggered at September 30, 2011, the amount of additional collateral required to be posted by us would have been insignificant.

We placed cash and securities collateral totaling $1.3 billion and $1.6 billion at September 30, 2011, and December 31, 2010, respectively, in accounts maintained by counterparties. We received cash collateral from counterparties totaling $1.5 billion and $916 million at September 30, 2011, and December 31, 2010, respectively. The receivables for collateral placed and the payables for collateral received are included on our Condensed Consolidated Balance Sheet in other assets and accrued expenses and other liabilities, respectively. In certain circumstances, we receive or post securities as collateral with counterparties. We do not record such collateral received on our Condensed Consolidated Balance Sheet unless certain conditions are met. At September 30, 2011, and December 31, 2010, we received noncash collateral of $122 million and $29 million, respectively.

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

	September 30, 2011			December 31, 2010
	Derivative contracts in a		Notional amount	Derivative contracts in a		Notional amount
($ in millions)	receivable position (a)	payable position (b)		receivable position (a)	payable position (b)
Qualifying accounting hedges
Interest rate risk
Fair value accounting hedges	$178	$2	$8,623	$443	$114	$11,895
Cash flow hedges	—	9	3,000	—	—	—
Foreign exchange risk
Net investment accounting hedges	314	12	8,098	12	72	4,407

Total qualifying accounting hedges	492	23	19,721	455	186	16,302

Economic hedges
Interest rate risk
MSRs and retained interests	7,334	7,020	580,971	2,896	3,118	325,768
Mortgage loan commitments and mortgage loans held-for-sale	158	215	41,207	232	80	38,788
Debt	79	66	21,973	160	107	21,269
Other	185	112	44,045	80	129	32,734

Total interest rate risk	7,756	7,413	688,196	3,368	3,434	418,559
Foreign exchange risk	114	46	6,652	143	240	14,359

Total economic hedges	7,870	7,459	694,848	3,511	3,674	432,918

Total derivatives	$8,362	$7,482	$714,569	$3,966	$3,860	$449,220

(a)	Reported as other assets on the Condensed Consolidated Balance Sheet. Includes accrued interest of $475 million and $263 million at September 30, 2011, and December 31, 2010, respectively.
(b)	Reported as accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet. Includes accrued interest of $558 million and $23 million at September 30, 2011, and December 31, 2010, respectively.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Statement of Income Presentation and Accumulated Other Comprehensive Income

The following table summarizes the location and amounts of gains and losses reported in our Condensed Consolidated Statement of Income on derivative instruments.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2011	2010	2011	2010
Qualifying accounting hedges
Gain recognized in earnings on derivatives (a)
Interest rate contracts
Interest on long-term debt	$706	$230	$821	$627
Loss recognized in earnings on hedged items (b)
Interest rate contracts
Interest on long-term debt	(677)	(215)	(786)	(562)

Total qualifying accounting hedges	29	15	35	65

Economic hedges
Gain (loss) recognized in earnings on derivatives
Interest rate contracts
Interest on long-term debt	—	—	(1)	—
Servicing asset valuation and hedge activities, net	741	495	664	1,285
Loss on mortgage and automotive loans, net	(425)	(169)	(646)	(570)
Other income, net of losses	(41)	(29)	(74)	(55)
Other operating expenses	—	(2)	—	(8)

Total interest rate contracts	275	295	(57)	652

Foreign exchange contracts (c)
Interest on long-term debt	41	121	103	(113)
Other income, net of losses	111	(305)	(11)	205
Other operating expenses	(6)	—	(16)	—

Total foreign exchange contracts	146	(184)	76	92

Gain recognized in earnings on derivatives	$450	$126	$54	$809

(a)	Amounts exclude gains related to interest for qualifying accounting hedges of debt, which are primarily offset by the fixed coupon payment on the long-term debt. The gains were $64 million and $62 million for the three months ended September 30, 2011 and 2010, respectively, and $231 million and $249 million for the nine months ended September 30, 2011 and 2010, respectively.
(b)	Amounts exclude gains related to amortization of deferred basis adjustments on the hedged items. The gains were $49 million and $60 million for the three months ended September 30, 2011 and 2010, respectively, and $162 million and $139 million for the nine months ended September 30, 2011 and 2010, respectively.
(c)	Amounts exclude gains and losses related to the revaluation of the related foreign-denominated debt or receivable. Losses of $157 million and gains $178 million were recognized for the three months ended September 30, 2011 and 2010, respectively. Losses of $105 million and $119 million were recognized for the nine months ended September 30, 2011 and 2010, respectively.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table summarizes derivative instruments used in net investment hedge accounting relationships.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2011	2010	2011	2010
Net investment hedges
Foreign exchange contracts
Loss recorded directly to other income, net of losses (a)	$—	$(7)	$(3)	$(8)
Gain (loss) recognized in other comprehensive income (b)	432	(118)	206	(97)
(Loss) gain reclassified from accumulated other comprehensive income to other income, net of losses	(3)	—	(8)	17

(a)	The amounts represent the forward points which were excluded from the assessment of hedge effectiveness.
(b)	The amounts represent the effective portion of net investment hedges. There are offsetting amounts recognized in accumulated other comprehensive income related to the revaluation of the related net investment in foreign operations. There were offsetting losses of $446 million and offsetting gains of $114 million for the three months ended September 30, 2011 and 2010, respectively. There were offsetting losses of $237 million and offsetting gains of $91 million for the nine months ended September 30, 2011 and 2010, respectively.

20.	Income Taxes

We recognized total income tax expense from continuing operations of $87 million and $101 million during the three months and nine months ended September 30, 2011, respectively, compared to $48 million and $117 million for the same periods in 2010. A reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate for continuing operations is shown in the following table.

	2011		2010
Three months ended September 30, ($ in millions)	Amount	Percent	Amount	Percent
Statutory U.S. federal tax (benefit) expense and rate	$(43)	35.0%	$114	35.0%
Change in tax rate resulting from
Effect of valuation allowance change	175	(142.3)	(54)	(16.6)
Foreign tax differential	(34)	27.6	1	0.3
State and local income taxes, net of federal income tax benefit	(8)	6.5	(3)	(0.9)
Taxes on unremitted foreign earnings	4	(3.3)	10	3.1
Tax-exempt income	(2)	1.6	(1)	(0.3)
Foreign capital loss	—	—	(25)	(7.7)
Other, net	(5)	4.2	6	1.9

Tax expense and effective tax rate	$87	(70.7)%	$48	14.8%

	2011		2010
Nine months ended September 30, ($ in millions)	Amount	Percent	Amount	Percent
Statutory U.S. federal tax expense and rate	$60	35.0%	$331	35.0%
Change in tax rate resulting from
Effect of valuation allowance change	126	73.7	(247)	(26.1)
Foreign tax differential	(79)	(46.2)	(4)	(0.4)
Taxes on unremitted foreign earnings	22	12.9	15	1.6
State and local income taxes, net of federal income tax benefit	(15)	(8.8)	2	0.2
Tax-exempt income	(4)	(2.3)	(5)	(0.5)
Foreign capital loss	—	—	29	3.1
Other, net	(9)	(5.2)	(4)	(0.5)

Tax expense and effective tax rate	$101	59.1%	$117	12.4%

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

During the nine months ended September 30, 2011, we recorded a $101 million reversal of valuation allowance on net deferred tax assets in one of our Canadian subsidiaries. The reversal related to modifications to the legal structure of our Canadian operations. Additionally, we recorded other net increases to our consolidated valuation allowance on deferred tax assets of $180 million, stemming primarily from net pre-tax losses within our U.S.-based operations during the period.

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

Level 1	Inputs are quoted prices in active markets for identical assets or liabilities at the measurement date. Additionally, the entity must have the ability to access the active market, and the quoted prices cannot be adjusted by the entity.

Level 2	Inputs are other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices in active markets for similar assets or liabilities; quoted prices in inactive markets for identical or similar assets or liabilities; or inputs that are observable or can be corroborated by observable market data by correlation or other means for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs are supported by little or no market activity. The unobservable inputs represent management’s best assumptions of how market participants would price the assets or liabilities. Generally, Level 3 assets and liabilities are valued using pricing models, discounted cash flow methodologies, or similar techniques that require significant judgment or estimation.

Transfers	Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfer occurred. There were no significant transfers between any levels during the nine months ended September 30, 2011.

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

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

Level 3 mortgage loans — This includes all conditional repurchase option loans carried at fair value due to the fair value option election and all nonagency-eligible residential mortgage loans that are accounted for at the lower of cost or fair value. The fair value of these residential mortgage loans are determined using internally developed valuation models because observable market prices were not available. The loans are priced on a discounted cash flow basis utilizing cash flow projections from internally developed models that utilize prepayment, default, and discount rate assumptions. To the extent available, we will utilize market observable inputs such as interest rates and market spreads. If market observable inputs are not available, we are required to utilize internal inputs, such as prepayment speeds, credit losses, and discount rates.

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

Securitized mortgage loans are legally isolated from us and are beyond the reach of our creditors. The loans are measured at fair value using a portfolio approach. The objective in fair valuing the loans and related securitization debt is to account properly for our retained economic interest in the securitizations. As a result of reduced liquidity in capital markets, values of both these loans and the securitized bonds are expected to be volatile. Since this approach involves the use of significant unobservable inputs, we classified all the mortgage loans elected under the fair value option as Level 3, at September 30, 2011, and December 31, 2010. Refer to the section within this note titled Fair Value Option of Financial Assets and Financial Liabilities for additional information.

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

ALLY FINANCIAL INC.

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

We are required to consider all aspects of nonperformance risk, including our own credit standing, when measuring fair value of a liability. We reduce credit risk on the majority of our derivatives by entering into legally enforceable agreements that enable the posting and receiving of collateral associated with the fair value of our derivative positions on an ongoing basis. In the event that we do not enter into legally enforceable agreements that enable the posting and receiving of collateral, we will consider our credit risk and the credit risk of our counterparties in the valuation of derivative instruments through a credit valuation adjustment (CVA), if warranted. The CVA calculation utilizes our credit default swap spreads and the spreads of the counterparty.

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

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

	Recurring fair value measurements
September 30, 2011 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Trading securities
Mortgage-backed residential	$—	$469	$34	$503
Investment securities
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	638	407	—	1,045
States and political subdivisions	—	1	—	1
Foreign government	583	344	—	927
Mortgage-backed residential	—	6,683	1	6,684
Asset-backed	—	2,389	64	2,453
Corporate debt securities	3	1,192	—	1,195
Other debt securities	—	565	—	565

Total debt securities	1,224	11,581	65	12,870
Equity securities (a)	1,104	7	—	1,111

Total available-for-sale securities	2,328	11,588	65	13,981
Mortgage loans held-for-sale, net (b)	—	3,174	30	3,204
Consumer mortgage finance receivables and loans, net (b)	—	—	841	841
Mortgage servicing rights	—	—	2,663	2,663
Other assets
Interests retained in financial asset sales	—	—	297	297
Derivative contracts in a receivable position
Interest rate	110	7,656	168	7,934
Foreign currency	—	423	5	428

Total derivative contracts in a receivable position	110	8,079	173	8,362
Collateral placed with counterparties (c)	253	—	—	253

Total assets	$2,691	$23,310	$4,103	$30,104

Liabilities
Long-term debt
On-balance sheet securitization debt (b)	$—	$—	$(831)	$(831)
Accrued expenses and other liabilities
Derivative contracts in a payable position
Interest rate	(62)	(7,334)	(28)	(7,424)
Foreign currency	—	(55)	(3)	(58)

Total derivative contracts in a payable position	(62)	(7,389)	(31)	(7,482)
Loan repurchase liabilities (b)	—	—	(28)	(28)
Trading liabilities	(35)	(39)	—	(74)

Total liabilities	$(97)	$(7,428)	$(890)	$(8,415)

(a)	Our investment in one industry did not exceed 18%.
(b)	Carried at fair value due to fair value option elections.
(c)	Represents collateral in the form of investment securities. Cash collateral was excluded above.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Recurring fair value measurements
December 31, 2010 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Trading securities
U.S. Treasury and federal agencies	$77	$—	$—	$77
Mortgage-backed residential	—	25	44	69
Asset-backed	—	—	94	94

Total trading securities	77	25	138	240
Investment securities
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	3,313	5	—	3,318
States and political subdivisions	—	2	—	2
Foreign government	873	375	—	1,248
Mortgage-backed residential	—	5,824	1	5,825
Asset-backed	—	1,948	—	1,948
Corporate debt securities	—	1,558	—	1,558
Other debt securities	—	151	—	151

Total debt securities	4,186	9,863	1	14,050
Equity securities (a)	796	—	—	796

Total available-for-sale securities	4,982	9,863	1	14,846
Mortgage loans held-for-sale, net (b)	—	6,420	4	6,424
Consumer mortgage finance receivables and loans, net (b)	—	—	1,015	1,015
Mortgage servicing rights	—	—	3,738	3,738
Other assets
Interests retained in financial asset sales	—	—	568	568
Derivative contracts in a receivable position
Interest rate	242	3,464	105	3,811
Foreign currency	—	155	—	155

Total derivative contracts in a receivable position	242	3,619	105	3,966
Collateral placed with counterparties (c)	728	—	—	728

Total assets	$6,029	$19,927	$5,569	$31,525

Liabilities
Long-term debt
On-balance sheet securitization debt (b)	$—	$—	$(972)	$(972)
Accrued expenses and other liabilities
Derivative contracts in a payable position
Interest rate	(208)	(3,222)	(118)	(3,548)
Foreign currency	—	(312)	—	(312)

Total derivative contracts in a payable position	(208)	(3,534)	(118)	(3,860)

Total liabilities	$(208)	$(3,534)	$(1,090)	$(4,832)

(a)	Our investment in one industry did not exceed 23%.
(b)	Carried at fair value due to fair value option elections.
(c)	Represents collateral in the form of investment securities. Cash collateral was excluded above.

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

	Level 3 recurring fair value measurements
		Net realized/unrealized gains (losses)							Fair value at September 30, 2011	Net unrealized gains (losses) included in earnings still held at September 30, 2011
($ in millions)	Fair value at July 1, 2011	included in earnings		included in other comprehensive income	Purchases	Sales	Issuances	Settlements
Assets
Trading securities
Mortgage-backed residential	$39	$(2	)(a)	$—	$—	$—	$—	$(3)	$34	$—
Investment securities
Available-for-sale securities
Debt securities
Mortgage-backed residential	1	—		—	—	—	—	—	1	—
Asset-backed	67	—		(3)	—	—	—	—	64	—

Total investment securities	68	—		(3)	—	—	—	—	65	—
Mortgage loans held-for-sale, net (c)	22	(1	)(b)	—	14	—	—	(5)	30	(1	)(b)
Consumer mortgage finance receivables and loans, net (c)	946	57	(b)	—	—	—	—	(162)	841	4	(b)
Mortgage servicing rights	3,701	(1,212	)(c)	—	15	—	159	—	2,663	(1,212	)(c)
Other assets
Interests retained in financial asset sales	307	10	(d)	—	—	—	2	(22)	297	(6	)(d)
Derivative contracts, net
Interest rate	87	59	(e)	—	—	—	—	(6)	140	115	(e)
Foreign currency	—	2	(e)	—	—	—	—	—	2	2	(e)

Total derivative contracts in a receivable (payable) position, net	87	61		—	—	—	—	(6)	142	117

Total assets	$5,170	$(1,087)		$(3)	$29	$—	$161	$(198)	$4,072	$(1,098)

Liabilities
Long-term debt
On-balance sheet securitization debt (c)	$(899)	$(82	)(b)	$—	$—	$—	$—	$150	$(831)	$(50	)(b)
Accrued expenses and other liabilities
Loan repurchases liabilities (c)	(19)	1	(b)	—	(14)	—	—	4	(28)	1	(b)

Total liabilities	$(918)	$(81)		$—	$(14)	$—	$—	$154	$(859)	$(49)

(a)	The fair value adjustment was reported as other income, net of losses, and the related interest was reported as interest on trading securities in the Condensed Consolidated Statement of Income.
(b)	Carried at fair value due to fair value option elections. Refer to the next section of this note titled Fair Value Option for Financial Assets and Liabilities for the location of the gains and losses in the Condensed Consolidated Statement of Income.
(c)	Fair value adjustment was reported as servicing-asset valuation and hedge activities, net, in the Condensed Consolidated Statement of Income.
(d)	Reported as other income, net of losses, in the Condensed Consolidated Statement of Income.
(e)	Refer to Note 19 for information related to the location of the gains and losses on derivative instruments in the Condensed Consolidated Statement of Income.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Level 3 recurring fair value measurements
	Fair value at July 1, 2010	Net realized/unrealized gain (losses)			Purchases, issuances, and settlements, net	Fair value at September 30, 2010	Net unrealized gains (losses) included in earnings still held at September 30, 2010
($ in millions)		included in earnings		included in other comprehensive income
Assets
Trading securities
Mortgage-backed residential	$46	$3	(a)	$—	$(4)	$45	$7	(a)
Asset-backed	87	—		1	2	90	—

Total trading securities	133	3		1	(2)	135	7
Investment securities
Available-for-sale securities
Debt securities
Mortgage-backed residential	2	—		—	—	2	—
Asset-backed	8	—		—	(7)	1	—

Total investment securities	10	—		—	(7)	3	—
Consumer mortgage finance receivables and loans, net (b)	2,345	1,126	(b)	—	(523)	2,948	937	(b)
Mortgage servicing rights	2,983	(521	)(c)	—	284	2,746	(521	)(c)
Other assets
Cash reserve deposits held-for-securitization trusts	2	—		—	(2)	—	—
Interests retained in financial asset sales	465	33	(d)	—	35	533	9	(d)
Derivative contracts, net
Interest rate contracts in a receivable (payable) position, net	105	212	(e)	—	(195)	122	247	(e)

Total assets	$6,043	$853		$1	$(410)	$6,487	$679

Liabilities
Long-term debt
On-balance sheet securitization debt (b)	$(2,178)	$(1,118	)(b)	$—	$503	$(2,793)	$(1,035	)(b)

Total liabilities	$(2,178)	$(1,118)		$—	$503	$(2,793)	$(1,035)

(a)	The fair value adjustment was reported as other income, net of losses, and the related interest was reported as interest on trading securities in the Condensed Consolidated Statement of Income.
(b)	Carried at fair value due to fair value option elections. Refer to next section of this note titled Fair Value Option for Financial Assets and Liabilities for the location of the gains and losses in the Condensed Consolidated Statement of Income.
(c)	Fair value adjustment was reported as servicing-asset valuation and hedge activities, net, in the Condensed Consolidated Statement of Income.
(d)	Reported as other income, net of losses, in the Condensed Consolidated Statement of Income.
(e)	Refer to Note 19 for information related to the location of the gains and losses on derivative instruments in the Condensed Consolidated Statement of Income.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Level 3 recurring fair value measurements
		Net realized/unrealized gains (losses)									Net unrealized gains (losses) included in earnings still held at September 30, 2011
($ in millions)	Fair value at January 1, 2011	included in earnings		included in other comprehensive income	Purchases	Sales		Issuances	Settlements	Fair value at September 30, 2011
Assets
Trading securities
Mortgage-backed residential	$44	$1	(a)	$—	$—	$—		$—	$(11)	$34	$8	(a)
Asset-backed	94	—		—	—	(94)		—	—	—	—

Total trading securities	138	1		—	—	(94)		—	(11)	34	8
Investment securities
Available-for-sale securities
Debt securities
Mortgage-backed residential	1	—		—	—	—		—	—	1	—
Asset-backed	—	20	(b)	14	94	(64)		—	—	64	—

Total investment securities	1	20		14	94	(64)		—	—	65	—
Mortgage loans held-for-sale, net (c)	4	(1	)(c)	—	37	(1)		—	(9)	30	(1	)(c)
Consumer mortgage finance receivables and loans, net (c)	1,015	231	(c)	1	—	—		—	(406)	841	70	(c)
Mortgage servicing rights	3,738	(1,327	)(d)	—	31	(266	)(e)	487	—	2,663	(1,327	)(d)
Other assets
Interests retained in financial asset sales	568	167	(f)	—	—	—		3	(441)	297	(14	)(f)
Derivative contracts, net
Interest rate	(13)	188	(g)	—	—	—		—	(35)	140	213	(g)
Foreign currency	—	2	(g)	—	—	—		—	—	2	2	(g)

Total derivative contracts in a (payable) receivable position, net	(13)	190		—	—	—		—	(35)	142	215

Total assets	$5,451	$(719)		$15	$162	$(425)		$490	$(902)	$4,072	$(1,049)

Liabilities
Long-term debt
On-balance sheet securitization debt (c)	$(972)	$(249	)(c)	$1	$—	$—		$—	$389	$(831)	$(89	)(c)
Accrued expenses and other liabilities
Loan repurchases liabilities (c)	—	1	(c)	—	(37)	—		—	8	(28)	1	(c)

Total liabilities	$(972)	$(248)		$1	$(37)	$—		$—	$397	$(859)	$(88)

(a)	The fair value adjustment was reported as other income, net of losses, and the related interest was reported as interest on trading securities in the Condensed Consolidated Statement of Income.
(b)	The fair value adjustment was reported as other income, net of losses, and the related interest was reported as interest and dividends on available-for-sale investment securities in the Condensed Consolidated Statement of Income.
(c)	Carried at fair value due to fair value option elections. Refer to the next section of this note titled Fair Value Option for Financial Assets and Liabilities for the location of the gains and losses in the Condensed Consolidated Statement of Income.
(d)	Fair value adjustment was reported as servicing-asset valuation and hedge activities, net, in the Condensed Consolidated Statement of Income.
(e)	Represents excess mortgage servicing rights transferred to an agency-controlled trust in exchange for trading securities. These securities were then sold instantaneously to third-party investors for $266 million.
(f)	Reported as other income, net of losses, in the Condensed Consolidated Statement of Income.
(g)	Refer to Note 19 for information related to the location of the gains and losses on derivative instruments in the Condensed Consolidated Statement of Income.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Level 3 recurring fair value measurements
($ in millions)	Fair value at January 1, 2010	Net realized/unrealized gain (losses)			Purchases, issuances, and settlements, net	Fair value at September 30, 2010	Net unrealized gains (losses) included in earnings still held at September 30, 2010
		included in earnings		included in other comprehensive income
Assets
Trading securities
Mortgage-backed residential	$99	$3	(a)	$—	$(57)	$45	$18	(a)
Asset-backed	596	—		1	(507)	90	—

Total trading securities	695	3		1	(564)	135	18
Investment securities
Available-for-sale securities
Debt securities
Mortgage-backed residential	6	—		(1)	(3)	2	—
Asset-backed	20	—		—	(19)	1	—

Total investment securities	26	—		(1)	(22)	3	—
Consumer mortgage finance receivables and loans, net (b)	1,303	1,914	(b)	—	(269)	2,948	1,305	(b)
Mortgage servicing rights	3,554	(1,465	)(c)	—	657	2,746	(1,465	)(c)
Other assets
Cash reserve deposits held-for-securitization trusts	31	—		—	(31)	—	—
Interests retained in financial asset sales	471	66	(d)	—	(4)	533	15	(d)
Derivative contracts, net
Interest rate contracts in a receivable (payable) position, net	103	203	(e)	—	(184)	122	386	(e)

Total assets	$6,183	$721		$—	$(417)	$6,487	$259

Liabilities
Long-term debt
On-balance sheet securitization debt (b)	$(1,294)	$(1,892	)(b)	$—	$393	$(2,793)	$(1,477	)(b)

Total liabilities	$(1,294)	$(1,892)		$—	$393	$(2,793)	$(1,477)

(a)	The fair value adjustment was reported as other income, net of losses, and the related interest was reported as interest on trading securities in the Condensed Consolidated Statement of Income.
(b)	Carried at fair value due to fair value option elections. Refer to next section of this note titled Fair Value Option for Financial Assets and Liabilities for the location of the gains and losses in the Condensed Consolidated Statement of Income.
(c)	Fair value adjustment was reported as servicing-asset valuation and hedge activities, net, in the Condensed Consolidated Statement of Income.
(d)	Reported as other income, net of losses, in the Condensed Consolidated Statement of Income.
(e)	Refer to Note 19 for information related to the location of the gains and losses on derivative instruments in the Condensed Consolidated Statement of Income.

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

The following tables display the assets and liabilities measured at fair value on a nonrecurring basis.

	Nonrecurring fair value measures				Lower of cost or fair value or valuation reserve allowance	Total loss included in earnings for the three months ended		Total loss included in earnings for the nine months ended
September 30, 2011 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans held-for-sale (a)	$—	$—	$507	$507	$(58)	n/m	(b)	n/m	(b)
Commercial finance receivables and loans, net (c)
Automotive	—	—	272	272	(33)	n/m	(b)	n/m	(b)
Mortgage	—	3	24	27	(5)	n/m	(b)	n/m	(b)
Other	—	—	37	37	(10)	n/m	(b)	n/m	(b)

Total commercial finance receivables and loans, net	—	3	333	336	(48)	n/m	(b)	n/m	(b)
Other assets
Property and equipment	—	13	—	13	n/m (d)	$—		$(8)
Repossessed and foreclosed assets (e)	—	35	29	64	(10)	n/m	(b)	n/m	(b)

Total assets	$—	$51	$869	$920	$(116)	$—		$(8)

n/m = not meaningful

(a)	Represents loans held-for-sale that are required to be measured at the lower-of-cost or fair value. The table above includes only loans with fair values below cost during 2011. The related valuation allowance represents the cumulative adjustment to fair value of those specific loans.
(b)	We consider the applicable valuation or loan loss allowance to be the most relevant indicator of the impact on earnings caused by the fair value measurement. Accordingly, the table above excludes total gains and losses included in earnings for these items. The carrying values are inclusive of the respective valuation or loan loss allowance.
(c)	Represents the portion of the portfolio specifically impaired during 2011. The related valuation allowance represents the cumulative adjustment to fair value of those specific receivables.
(d)	The total gain (loss) included in earnings is the most relevant indicator of the impact on earnings.
(e)	The allowance provided for repossessed and foreclosed assets represents any cumulative valuation adjustment recognized to adjust the assets to fair value.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Nonrecurring fair value measures				Lower of cost or fair value or valuation reserve allowance	Total gains included in earnings for the three months ended		Total gains included in earnings for the nine months ended
September 30, 2010 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Loans held-for-sale, net (a)
Automotive	$—	$—	$234	$234	$(85)	n/m	(b)	n/m	(b)
Mortgage	—	—	1,041	1,041	(47)	n/m	(b)	n/m	(b)

Total loans held-for-sale, net	—	—	1,275	1,275	(132)	n/m	(b)	n/m	(b)
Commercial finance receivables and loans, net (c)
Automotive	—	—	391	391	(56)	n/m	(b)	n/m	(b)
Mortgage	—	34	57	91	(47)	n/m	(b)	n/m	(b)
Other	—	—	77	77	(70)	n/m	(b)	n/m	(b)

Total commercial finance receivables and loans, net	—	34	525	559	(173)	n/m	(b)	n/m	(b)
Other assets
Real estate and other investments (d)	—	9	—	9	n/m (e)	$—		$2
Repossessed and foreclosed assets (f)	—	42	76	118	(17)	n/m	(b)	n/m	(b)

Total assets	$—	$85	$1,876	$1,961	$(322)	$—		$2

n/m = not meaningful

(a)	Represents loans held-for-sale that are required to be measured at the lower of cost or fair value. The table above includes only loans with fair values below cost during 2010. The related valuation allowance represents the cumulative adjustment to fair value of those specific loans.
(b)	We consider the applicable valuation or loan loss allowance to be the most relevant indicator of the impact on earnings caused by the fair value measurement. Accordingly, the table above excludes total gains and losses included in earnings for these items. The carrying values are inclusive of the respective valuation or loan loss allowance.
(c)	Represents the portion of the portfolio specifically impaired during 2010. The related valuation allowance represents the cumulative adjustment to fair value of those specific receivables.
(d)	Represents model homes impaired during 2010. The total gain included in earnings represents adjustments to the fair value of the portfolio based on actual sales during the three months and nine months ended September 30, 2010.
(e)	The total gain (loss) included in earnings is the most relevant indicator of the impact on earnings.
(f)	The allowance provided for repossessed and foreclosed assets represents any cumulative valuation adjustment recognized to adjust the assets to fair value.

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

•

Nongovernment-eligible mortgage loans held-for-sale subject to conditional repurchase options — As of January 1, 2011, we elected the fair value option for both nongovernment-eligible mortgage loans held-for-sale subject to conditional repurchase options and the related liability. These conditional repurchase options within our private label securitizations allow us to repurchase a transferred financial asset if certain events outside our control are met. The typical conditional repurchase option is a delinquent loan repurchase option that gives us the option to purchase the loan if it exceeds a certain prespecified delinquency level. We have complete discretion regarding when or if we will exercise these options, but generally we would do so only when it is in our best interest. We record the asset and the corresponding liability on our balance sheet when the option becomes exercisable. The fair value option election must be made at initial recording. As such, the conditional repurchase option assets and liabilities recorded prior to January 1, 2011, were ineligible for the fair value election.

We carry these fair value-elected optional repurchase loan balance as loans held-for-sale, net, on the Condensed Consolidated Balance Sheet. The fair value adjustment recorded for these loans is classified as other income, net of losses, in the Condensed Consolidated Statement of Income. We carry the fair value-elected corresponding liability as accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet. The fair value adjustment recorded for these liabilities are classified as other income, net of losses, in the Condensed Consolidated Statement of Income.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following tables summarize the fair value option elections and information regarding the amounts recorded as earnings for each fair value option-elected item.

	Changes included in the Condensed Consolidated Statement of Income
Three months ended September 30, ($ in millions)	Interest and fees on finance receivables and loans		Interest on loans held-for-sale		Interest on long-term debt		Gain on mortgage loans, net	Other income, net of losses	Total included in earnings	Change in fair value due to credit risk (a)
2011
Assets
Mortgage loans held-for-sale, net	$—		$49	(b)	$—		$382	$—	$431	$—	(c)
Consumer mortgage finance receivables and loans, net	48	(b)	—		—		—	9	57	(54	)(d)
Liabilities
Long-term debt
On-balance sheet securitization debt	—		—		(29	)(e)	—	(54)	(83)	37	(f)
Accrued expenses and other liabilities
Loan repurchase liabilities	—		—		—		—	1	1	—

Total									$406

2010
Assets
Mortgage loans held-for-sale, net	$—		$61	(b)	$—		$368	$—	$429	$—	(c)
Consumer mortgage finance receivables and loans, net	141	(b)	—		—		—	985	1,126	33	(d)
Liabilities
Long-term debt
On-balance sheet securitization debt	—		—		(81	)(e)	—	(1,037)	(1,118)	(58	)(f)

Total									$437

(a)	Factors other than credit quality that impact fair value include changes in market interest rates and the illiquidity or marketability in the current marketplace. Lower levels of observable data points in illiquid markets generally result in wide bid/offer spreads.
(b)	Interest income is measured by multiplying the unpaid principal balance on the loans by the coupon rate and the number of days of interest due.
(c)	The credit impact for agency-eligible loans held-for-sale is assumed to be zero because the loans are either suitable for sale or are covered by a government guarantee. The credit impact for nonagency-eligible loans was quantified by applying internal credit loss assumptions to cash flow models.
(d)	The credit impact for consumer mortgage finance receivables and loans was quantified by applying internal credit loss assumptions to cash flow models.
(e)	Interest expense is measured by multiplying bond principal by the coupon rate and the number of days of interest due to the investor.
(f)	The credit impact for on-balance sheet securitization debt is assumed to be zero until our economic interests in a particular securitization is reduced to zero at which point the losses on the underlying collateral will be expected to be passed through to third-party bondholders. Losses allocated to third-party bondholders, including changes in the amount of losses allocated, will result in fair value changes due to credit. We also monitor credit ratings and will make credit adjustments to the extent any bond classes are downgraded by rating agencies.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Changes included in the Condensed Consolidated Statement of Income
Nine months ended September 30, ($ in millions)	Interest and fees on finance receivables and loans		Interest on loans held-for-sale		Interest on long-term debt		Gain on mortgage loans, net	Other income, net of losses	Total included in earnings	Change in fair value due to credit risk (a)
2011
Assets
Mortgage loans held-for-sale, net	$—		$128	(b)	$—		$666	$—	$794	$—	(c)
Consumer mortgage finance receivables and loans, net	154	(b)	—		—		—	77	231	(49	)(d)
Liabilities
Long-term debt
On-balance sheet securitization debt	—		—		(89	)(e)	—	(161)	(250)	14	(f)
Accrued expenses and other liabilities
Loan repurchase liabilities	—		—		—		—	1	1	—

Total									$776

2010
Assets
Mortgage loans held-for-sale, net	$—		$153	(b)	$—		$777	$—	$930	$—	(c)
Consumer mortgage finance receivables and loans, net	469	(b)	—		—		—	1,444	1,913	(36	)(d)
Liabilities
Long-term debt
On-balance sheet securitization debt	—		—		(266	)(e)	—	(1,625)	(1,891)	13	(f)

Total									$952

(a)	Factors other than credit quality that impact fair value include changes in market interest rates and the illiquidity or marketability in the current marketplace. Lower levels of observable data points in illiquid markets generally result in wide bid/offer spreads.
(b)	Interest income is measured by multiplying the unpaid principal balance on the loans by the coupon rate and the number of days of interest due.
(c)	The credit impact for agency-eligible loans held-for-sale is assumed to be zero because the loans are either suitable for sale or are covered by a government guarantee. The credit impact for nonagency-eligible loans was quantified by applying internal credit loss assumptions to cash flow models.
(d)	The credit impact for consumer mortgage finance receivables and loans was quantified by applying internal credit loss assumptions to cash flow models.
(e)	Interest expense is measured by multiplying bond principal by the coupon rate and the number of days of interest due to the investor.
(f)	The credit impact for on-balance sheet securitization debt is assumed to be zero until our economic interests in a particular securitization is reduced to zero at which point the losses on the underlying collateral will be expected to be passed through to third-party bondholders. Losses allocated to third-party bondholders, including changes in the amount of losses allocated, will result in fair value changes due to credit. We also monitor credit ratings and will make credit adjustments to the extent any bond classes are downgraded by rating agencies.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table provides the aggregate fair value and the aggregate unpaid principal balance for the fair value option-elected loans and long-term debt instruments.

	September 30, 2011		December 31, 2010
($ in millions)	Unpaid principal balance	Fair value (a)	Unpaid principal balance	Fair value (a)
Assets
Mortgage loans held-for-sale, net
Total loans	$3,073	$3,204	$6,354	$6,424
Nonaccrual loans	51	27	3	1
Loans 90+ days past due (b)	50	27	—	—
Consumer mortgage finance receivables and loans, net
Total loans	2,539	841	2,905	1,015
Nonaccrual loans (c)	526	216	586	260
Loans 90+ days past due (b) (c)	358	162	366	184
Liabilities
Long-term debt
On-balance sheet securitization debt	$(2,650)	$(831)	$(2,969)	$(972)
Accrued expenses and other liabilities
Loan repurchase liabilities	(52)	(28)	—	—

(a)	Excludes accrued interest receivable.
(b)	Loans 90+ days past due are also presented within the nonaccrual loan balance and the total loan balance; however, excludes government-insured loans that are still accruing interest.
(c)	The fair value of consumer mortgage finance receivables and loans is calculated on a pooled basis; therefore, we allocated the fair value of nonaccrual loans and loans 90+ days past due to individual loans based on the unpaid principal balances. For further discussion regarding the pooled basis, refer to the previous section of this note titled Consumer mortgage finance receivables and loans, net.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Fair Value of Financial Instruments

The following table presents the carrying and estimated fair value of assets and liabilities that are considered financial instruments. Accordingly, items that do not meet the definition of a financial instrument are excluded from the table. When possible, we use quoted market prices to determine fair value. Where quoted market prices are not available, the fair value is internally derived based on appropriate valuation methodologies with respect to the amount and timing of future cash flows and estimated discount rates. However, considerable judgment is required in interpreting market data to develop estimates of fair value, so the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions or estimation methodologies could be material to the estimated fair values. Fair value information presented herein was based on information available at September 30, 2011, and December 31, 2010.

	September 30, 2011		December 31, 2010
($ in millions)	Carrying value	Fair value	Carrying value	Fair value
Financial assets
Trading securities	$503	$503	$240	$240
Investment securities	13,981	13,981	14,846	14,846
Loans held-for-sale, net	8,745	8,881	11,411	11,449
Finance receivables and loans, net	107,091	107,506	100,540	99,462
Interests retained in financial asset sales	297	297	568	568
Derivative contracts in a receivable position	8,362	8,362	3,966	3,966
Collateral placed with counterparties (a)	253	253	728	728
Financial liabilities
Deposit liabilities (b)	$42,196	$42,905	$37,291	$37,546
Short-term borrowings	5,933	5,899	7,508	7,509
Long-term debt (c)	91,137	89,471	87,181	88,996
Derivative contracts in a liability position	7,482	7,482	3,860	3,860
Trading liabilities	74	74	—	—

(a)	Represents collateral in the form of investment securities. Cash collateral was excluded above.
(b)	The carrying value and fair value amounts exclude dealer deposits.
(c)	Debt includes deferred interest for zero-coupon bonds of $591million and $569 million at September 30, 2011, and December 31, 2010, respectively.

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

•

Deposit liabilities — Deposit liabilities represent certain consumer and brokered bank deposits as well as mortgage escrow deposits. The fair value of deposits with no stated maturity is equal to their carrying amount. The fair value of fixed-maturity deposits was estimated by discounting cash flows using currently offered rates for deposits of similar maturities.

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

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Financial information for our reportable operating segments is summarized as follows.

	Global Automotive Services			Mortgage (a)
Three months ended September 30, ($ in millions)	North American Automotive Finance operations	International Automotive Finance operations (b)	Insurance operations	Origination and Servicing operations	Legacy Portfolio and Other operations	Corporate and Other (c)	Consolidated (d)
2011
Net financing revenue (loss)	$755	$161	$24	$(4)	$65	$(411)	$590
Other revenue	126	69	459	(58)	(35)	40	601

Total net revenue (loss)	881	230	483	(62)	30	(371)	1,191
Provision for loan losses	25	(2)	—	(1)	31	(4)	49
Other noninterest expense	305	150	369	250	110	81	1,265

Income (loss) from continuing operations before income tax	$551	$82	$114	$(311)	$(111)	$(448)	$(123)

Total assets	$90,532	$15,314	$8,215	$24,731	$10,771	$32,393	$181,956

2010
Net financing revenue (loss)	$800	$174	$22	$5	$142	$(553)	$590
Other revenue	144	76	545	609	49	34	1,457

Total net revenue (loss)	944	250	567	614	191	(519)	2,047
Provision for loan losses	60	(5)	—	5	17	(68)	9
Other noninterest expense	333	181	453	184	445	117	1,713

Income (loss) from continuing operations before income tax	$551	$74	$114	$425	$(271)	$(568)	$325

Total assets	$77,295	$17,500	$8,796	$25,381	$15,582	$28,637	$173,191

(a)	Represents the ResCap legal entity and the mortgage activities of Ally Bank and ResMor Trust.
(b)	Amounts include intrasegment eliminations between our North American Automotive Finance operations, International Automotive Finance operations, and Insurance operations.
(c)	Total assets for the Commercial Finance Group were $1.3 billion and $1.9 billion at September 30, 2011 and 2010, respectively.
(d)	Net financing revenue (loss) after the provision for loan losses totaled $541 million and $581 million for the three months ended September 30, 2011 and 2010, respectively.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Global Automotive Services			Mortgage (a)
Nine months ended September 30, ($ in millions)	North American Automotive Finance operations	International Automotive Finance operations (b)	Insurance operations	Origination and Servicing operations	Legacy Portfolio and Other operations	Corporate and Other (c)	Consolidated (d)
2011
Net financing revenue (loss)	$2,451	$508	$69	$(52)	$221	$(1,359)	$1,838
Other revenue (loss)	349	209	1,450	615	(8)	172	2,787

Total net revenue (loss)	2,800	717	1,519	563	213	(1,187)	4,625
Provision for loan losses	126	42	—	1	114	(70)	213
Other noninterest expense	1,046	482	1,198	753	423	339	4,241

Income (loss) from continuing operations before income tax	$1,628	$193	$321	$(191)	$(324)	$(1,456)	$171

Total assets	$90,532	$15,314	$8,215	$24,731	$10,771	$32,393	$181,956

2010
Net financing revenue (loss)	$2,523	$525	$75	$(24)	$507	$(1,555)	$2,051
Other revenue	533	253	1,686	1,414	144	(87)	3,943

Total net revenue (loss)	3,056	778	1,761	1,390	651	(1,642)	5,994
Provision for loan losses	267	25	—	(29)	150	(42)	371
Other noninterest expense	1,034	537	1,356	674	706	369	4,676

Income (loss) from continuing operations before income tax	$1,755	$216	$405	$745	$(205)	$(1,969)	$947

Total assets	$77,295	$17,500	$8,796	$25,381	$15,582	$28,637	$173,191

(a)	Represents the ResCap legal entity and the mortgage activities of Ally Bank and ResMor Trust.
(b)	Amounts include intrasegment eliminations between our North American Automotive Finance operations, International Automotive Finance operations, and Insurance operations.
(c)	Total assets for the Commercial Finance Group were $1.3 billion and $1.9 billion at September 30, 2011 and 2010, respectively.
(d)	Net financing revenue (loss) after the provision for loan losses totaled $1.6 billion and $1.7 billion for the nine months ended September 30, 2011 and 2010, respectively.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Information concerning principal geographic areas was as follows.

Three months ended September 30, ($ in millions)	Revenue (a)	Income (loss) from continuing operations before income tax expense (b)	Net income (loss) (b)
2011
Canada	$217	$124	$78
Europe (c)	144	72	55
Latin America	212	42	30
Asia-Pacific	1	—	(10)

Total foreign	574	238	153
Total domestic (d)	617	(361)	(363)

Total	$1,191	$(123)	$(210)

2010
Canada	$244	$133	$108
Europe (c)	268	130	147
Latin America	216	34	28
Asia-Pacific	1	1	2

Total foreign	729	298	285
Total domestic (d)	1,318	27	(16)

Total	$2,047	$325	$269

(a)	Revenue consists of net financing revenue and total other revenue as presented in our Condensed Consolidated Statement of Income.
(b)	The domestic amounts include original discount amortization of $228 million and $312 million for the three months ended September 30, 2011 and 2010, respectively.
(c)	Amounts include eliminations between our foreign operations.
(d)	Amounts include eliminations between our domestic and foreign operations.

Nine months ended September 30, ($ in millions)	Revenue (a)	Income (loss) from continuing operations before income tax expense (b)	Net income (loss) (b)
2011
Canada	$654	$335	$353
Europe (c)	462	194	153
Latin America	700	188	124
Asia-Pacific	1	—	(11)

Total foreign	1,817	717	619
Total domestic (d)	2,808	(546)	(570)

Total	$4,625	$171	$49

2010
Canada	$610	$270	$225
Europe (c)	601	157	182
Latin America	636	124	115
Asia-Pacific	3	6	(45)

Total foreign	1,850	557	477
Total domestic (d)	4,144	390	519

Total	$5,994	$947	$996

(a)	Revenue consists of net financing revenue and total other revenue as presented in our Condensed Consolidated Statement of Income.
(b)	The domestic amounts include original discount amortization of $784 million and $901 million for the nine months ended September 30, 2011 and 2010, respectively.
(c)	Amounts include eliminations between our foreign operations.
(d)	Amounts include eliminations between our domestic and foreign operations.

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

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Condensed Consolidating Statement of Income

Three months ended September 30, 2011 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$297	$7	$1,381	$(3)	$1,682
Interest and fees on finance receivables and loans — intercompany	61	6	7	(74)	—
Interest on loans held-for-sale	—	—	113	—	113
Interest on trading securities	—	—	4	—	4
Interest and dividends on available-for-sale investment securities	—	—	103	—	103
Interest-bearing cash	1	—	13	—	14
Operating leases	48	—	501	—	549

Total financing revenue and other interest income	407	13	2,122	(77)	2,465
Interest expense
Interest on deposits	17	—	167	—	184
Interest on short-term borrowings	15	1	82	—	98
Interest on long-term debt	843	3	451	—	1,297
Interest on intercompany debt	(4)	7	74	(77)	—

Total interest expense	871	11	774	(77)	1,579
Depreciation expense on operating lease assets	18	—	278	—	296

Net financing (loss) revenue	(482)	2	1,070	—	590
Dividends from subsidiary
Nonbank subsidiaries	696	—	—	(696)	—
Other revenue
Servicing fees	69	—	282	—	351
Servicing asset valuation and hedge activities, net	—	—	(471)	—	(471)

Total servicing income, net	69	—	(189)	—	(120)
Insurance premiums and service revenue earned	—	—	422	—	422
Gain on mortgage and automotive loans, net	—	—	83	—	83
Other gain on investments, net	—	—	75	—	75
Other income, net of losses	(79)	—	380	(160)	141

Total other revenue	(10)	—	771	(160)	601
Total net revenue	204	2	1,841	(856)	1,191
Provision for loan losses	40	—	9	—	49
Noninterest expense
Compensation and benefits expense	95	3	205	—	303
Insurance losses and loss adjustment expenses	—	—	190	—	190
Other operating expenses	141	1	789	(159)	772

Total noninterest expense	236	4	1,184	(159)	1,265
(Loss) income from continuing operations before income tax (benefit) expense and undistributed income (loss) of subsidiaries	(72)	(2)	648	(697)	(123)
Income tax (benefit) expense from continuing operations	(146)	(2)	235	—	87

Net (loss) income from continuing operations	74	—	413	(697)	(210)

(Loss) income from discontinued operations, net of tax	(2)	—	2	—	—
Undistributed income (loss) of subsidiaries
Bank subsidiary	366	366	—	(732)	—
Nonbank subsidiaries	(648)	78	—	570	—

Net (loss) income	$(210)	$444	$415	$(859)	$(210)

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Three months ended September 30, 2010 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$211	$6	$1,439	$—	$1,656
Interest and fees on finance receivables and loans — intercompany	107	1	1	(109)	—
Interest on loans held-for-sale	7	—	146	—	153
Interest on trading securities	—	—	5	—	5
Interest and dividends on available-for-sale investment securities	—	—	86	—	86
Interest and dividends on available-for-sale investment securities — intercompany	75	—	3	(78)	—
Interest-bearing cash	6	—	16	—	22
Operating leases	297	—	558	—	855

Total financing revenue and other interest income	703	7	2,254	(187)	2,777
Interest expense
Interest on deposits	14	—	158	—	172
Interest on short-term borrowings	12	—	98	—	110
Interest on long-term debt	977	3	471	—	1,451
Interest on intercompany debt	(5)	1	109	(105)	—

Total interest expense	998	4	836	(105)	1,733
Depreciation expense on operating lease assets	143	—	311	—	454

Net financing (loss) revenue	(438)	3	1,107	(82)	590
Dividends from subsidiaries
Nonbank subsidiaries	129	—	—	(129)	—
Other revenue
Servicing fees	104	—	301	(1)	404
Servicing asset valuation and hedge activities, net	—	—	(27)	—	(27)

Total servicing income, net	104	—	274	(1)	377
Insurance premiums and service revenue earned	—	—	470	—	470
Gain on mortgage and automotive loans, net	17	—	309	—	326
Loss on extinguishment of debt	—	—	(2)	—	(2)
Other gain on investments, net	—	—	100	—	100
Other income, net of losses	(2)	—	327	(139)	186

Total other revenue	119	—	1,478	(140)	1,457
Total net revenue	(190)	3	2,585	(351)	2,047
Provision for loan losses	(165)	—	174	—	9
Noninterest expense
Compensation and benefits expense	190	1	201	—	392
Insurance losses and loss adjustment expenses	—	—	229	—	229
Other operating expenses	160	7	1,100	(175)	1,092

Total noninterest expense	350	8	1,530	(175)	1,713
(Loss) income from continuing operations before income tax (benefit) expense and undistributed income of subsidiaries	(375)	(5)	881	(176)	325
Income tax (benefit) expense from continuing operations	(98)	—	146	—	48

Net (loss) income from continuing operations	(277)	(5)	735	(176)	277

Income (loss) from discontinued operations, net of tax	34	—	(42)	—	(8)
Undistributed income of subsidiaries
Bank subsidiary	253	253	—	(506)	—
Nonbank subsidiaries	259	97	—	(356)	—

Net income (loss)	$269	$345	$693	$(1,038)	$269

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Nine months ended September 30, 2011 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$818	$21	$4,149	$(7)	$4,981
Interest and fees on finance receivables and loans — intercompany	235	17	19	(271)	—
Interest on loans held-for-sale	—	—	319	—	319
Interest on trading securities	—	—	10	—	10
Interest and dividends on available-for-sale investment securities	3	—	312	—	315
Interest-bearing cash	5	—	36	—	41
Operating leases	663	—	1,186	—	1,849

Total financing revenue and other interest income	1,724	38	6,031	(278)	7,515
Interest expense
Interest on deposits	48	—	483	—	531
Interest on short-term borrowings	41	2	289	—	332
Interest on long-term debt	2,746	8	1,287	—	4,041
Interest on intercompany debt	(12)	20	270	(278)	—

Total interest expense	2,823	30	2,329	(278)	4,904
Depreciation expense on operating lease assets	218	—	555	—	773

Net financing (loss) revenue	(1,317)	8	3,147	—	1,838
Dividends from subsidiary
Nonbank subsidiaries	1,207	—	—	(1,207)	—
Other revenue
Servicing fees	208	—	867	—	1,075
Servicing asset valuation and hedge activities, net	—	—	(663)	—	(663)

Total servicing income, net	208	—	204	—	412
Insurance premiums and service revenue earned	—	—	1,288	—	1,288
Gain on mortgage and automotive loans, net	20	—	270	—	290
Loss on extinguishment of debt	(64)	—	—	—	(64)
Other gain on investments, net	9	—	242	—	251
Other income, net of losses	(124)	1	1,196	(463)	610

Total other revenue	49	1	3,200	(463)	2,787
Total net revenue	(61)	9	6,347	(1,670)	4,625
Provision for loan losses	118	—	95	—	213
Noninterest expense
Compensation and benefits expense	485	8	668	—	1,161
Insurance losses and loss adjustment expenses	—	—	620	—	620
Other operating expenses	376	3	2,543	(462)	2,460

Total noninterest expense	861	11	3,831	(462)	4,241
(Loss) income from continuing operations before income tax (benefit) expense and undistributed income (loss) of subsidiaries	(1,040)	(2)	2,421	(1,208)	171
Income tax (benefit) expense from continuing operations	(435)	3	533	—	101

Net (loss) income from continuing operations	(605)	(5)	1,888	(1,208)	70

Loss from discontinued operations, net of tax	(12)	—	(9)	—	(21)
Undistributed income (loss) of subsidiaries
Bank subsidiary	862	862	—	(1,724)	—
Nonbank subsidiaries	(196)	391	—	(195)	—

Net income (loss)	$49	$1,248	$1,879	$(3,127)	$49

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Nine months ended September 30, 2010 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$702	$20	$4,169	$—	$4,891
Interest and fees on finance receivables and loans — intercompany	421	2	1	(424)	—
Interest on loans held-for-sale	74	—	450	—	524
Interest on trading securities	—	—	12	—	12
Interest and dividends on available-for-sale investment securities	—	—	277	(2)	275
Interest and dividends on available-for-sale investment securities — intercompany	115	—	5	(120)	—
Interest-bearing cash	11	—	43	—	54
Operating leases	780	—	2,249	—	3,029

Total financing revenue and other interest income	2,103	22	7,206	(546)	8,785
Interest expense
Interest on deposits	36	—	449	—	485
Interest on short-term borrowings	31	—	289	—	320
Interest on long-term debt	2,806	12	1,475	—	4,293
Interest on intercompany debt	(16)	2	447	(433)	—

Total interest expense	2,857	14	2,660	(433)	5,098
Depreciation expense on operating lease assets	292	—	1,344	—	1,636

Net financing (loss) revenue	(1,046)	8	3,202	(113)	2,051
Dividends from subsidiaries
Nonbank subsidiaries	145	1	—	(146)	—
Other revenue
Servicing fees	347	—	827	(1)	1,173
Servicing asset valuation and hedge activities, net	—	—	(181)	—	(181)

Total servicing income, net	347	—	646	(1)	992
Insurance premiums and service revenue earned	—	—	1,415	—	1,415
Gain on mortgage and automotive loans, net	6	—	857	—	863
Loss on extinguishment of debt	(116)	—	(7)	—	(123)
Other gain on investments, net	—	—	356	(1)	355
Other income, net of losses	(66)	1	922	(416)	441

Total other revenue	171	1	4,189	(418)	3,943
Total net revenue	(730)	10	7,391	(677)	5,994
Provision for loan losses	(213)	(1)	585	—	371
Noninterest expense
Compensation and benefits expense	569	8	629	—	1,206
Insurance losses and loss adjustment expenses	—	—	664	—	664
Other operating expenses	483	20	2,755	(452)	2,806

Total noninterest expense	1,052	28	4,048	(452)	4,676
(Loss) income from continuing operations before income tax (benefit) expense and undistributed income of subsidiaries	(1,569)	(17)	2,758	(225)	947
Income tax (benefit) expense from continuing operations	(411)	—	528	—	117

Net (loss) income from continuing operations	(1,158)	(17)	2,230	(225)	830

Income from discontinued operations, net of tax	114	—	52	—	166
Undistributed income of subsidiaries
Bank subsidiary	602	602	—	(1,204)	—
Nonbank subsidiaries	1,438	234	—	(1,672)	—

Net income (loss)	$996	$819	$2,282	$(3,101)	$996

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Condensed Consolidating Balance Sheet

September 30, 2011 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Assets
Cash and cash equivalents
Noninterest-bearing	$1,221	$—	$296	$—	$1,517
Interest-bearing	7,703	12	7,170	—	14,885
Interest-bearing — intercompany	—	—	763	(763)	—

Total cash and cash equivalents	8,924	12	8,229	(763)	16,402
Trading securities	—	—	503	—	503
Investment securities	—	—	13,981	—	13,981
Loans held-for-sale, net	464	—	8,281	—	8,745
Finance receivables and loans, net
Finance receivables and loans, net	16,661	368	91,683	—	108,712
Intercompany loans to
Bank subsidiary	2,200	—	—	(2,200)	—
Nonbank subsidiaries	6,686	374	438	(7,498)	—
Allowance for loan losses	(324)	(1)	(1,296)	—	(1,621)

Total finance receivables and loans, net	25,223	741	90,825	(9,698)	107,091
Investment in operating leases, net	834	—	8,218	—	9,052
Intercompany receivables from
Bank subsidiary	237	—	—	(237)	—
Nonbank subsidiaries	1,070	2	1,235	(2,307)	—
Investment in subsidiaries
Bank subsidiary	12,725	12,725	—	(25,450)	—
Nonbank subsidiaries	16,112	3,635	—	(19,747)	—
Mortgage servicing rights	—	—	2,663	—	2,663
Premiums receivable and other insurance assets	(7)	—	2,036	(3)	2,026
Other assets	2,702	2	19,459	(670)	21,493

Total assets	$68,284	$17,117	$155,430	$(58,875)	$181,956

Liabilities
Deposit liabilities
Noninterest-bearing	$—	$—	$2,704	$—	$2,704
Interest-bearing	1,824	—	39,798	—	41,622

Total deposit liabilities	1,824	—	42,502	—	44,326
Short-term borrowings	2,649	124	3,160	—	5,933
Long-term debt	40,399	177	49,970	—	90,546
Intercompany debt to
Nonbank subsidiaries	763	438	9,260	(10,461)	—
Intercompany payables to
Bank subsidiaries	7	—	—	(7)	—
Nonbank subsidiaries	1,064	1	1,472	(2,537)	—
Interest payable	1,103	3	606	—	1,712
Unearned insurance premiums and service revenue	—	—	2,757	—	2,757
Reserves for insurance losses and loss adjustment expenses	—	—	690	—	690
Accrued expenses and other liabilities	743	10	16,180	(673)	16,260

Total liabilities	48,552	753	126,597	(13,678)	162,224

Total equity	19,732	16,364	28,833	(45,197)	19,732

Total liabilities and equity	$68,284	$17,117	$155,430	$(58,875)	$181,956

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

December 31, 2010 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Assets
Cash and cash equivalents
Noninterest-bearing	$1,251	$—	$463	$—	$1,714
Interest-bearing	3,414	1	6,541	—	9,956
Interest-bearing — intercompany	—	—	504	(504)	—

Total cash and cash equivalents	4,665	1	7,508	(504)	11,670
Trading securities	—	—	240	—	240
Investment securities	1,488	—	13,358	—	14,846
Investment securities — intercompany	2	—	—	(2)	—
Loans held-for-sale, net	—	—	11,411	—	11,411
Finance receivables and loans, net
Finance receivables and loans, net	10,047	425	91,941	—	102,413
Intercompany loans to
Bank subsidiary	3,650	—	—	(3,650)	—
Nonbank subsidiaries	9,461	367	463	(10,291)	—
Allowance for loan losses	(266)	(1)	(1,606)	—	(1,873)

Total finance receivables and loans, net	22,892	791	90,798	(13,941)	100,540
Investment in operating leases, net	3,864	—	5,264	—	9,128
Intercompany receivables from
Bank subsidiary	5,930	—	—	(5,930)	—
Nonbank subsidiaries	—	213	—	(213)	—
Investment in subsidiaries
Bank subsidiary	10,886	10,886	—	(21,772)	—
Nonbank subsidiaries	23,632	3,123	—	(26,755)	—
Mortgage servicing rights	—	—	3,738	—	3,738
Premiums receivable and other insurance assets	—	—	2,190	(9)	2,181
Other assets	2,752	3	16,389	(890)	18,254

Total assets	$76,111	$15,017	$150,896	$(70,016)	$172,008

Liabilities
Deposit liabilities
Noninterest-bearing	$—	$—	$2,131	$—	$2,131
Interest-bearing	1,459	—	35,458	—	36,917

Total deposit liabilities	1,459	—	37,589	—	39,048
Short-term borrowings	2,519	89	4,900	—	7,508
Long-term debt	43,897	239	42,476	—	86,612
Intercompany debt to
Nonbank subsidiaries	504	462	13,481	(14,447)	—
Intercompany payables to
Nonbank subsidiaries	4,466	—	1,716	(6,182)	—
Interest payable	1,229	3	597	—	1,829
Unearned insurance premiums and service revenue	—	—	2,854	—	2,854
Reserves for insurance losses and loss adjustment expenses	—	—	862	—	862
Accrued expenses and other liabilities	1,548	1	12,117	(860)	12,806

Total liabilities	55,622	794	116,592	(21,489)	151,519

Total equity	20,489	14,223	34,304	(48,527)	20,489

Total liabilities and equity	$76,111	$15,017	$150,896	$(70,016)	$172,008

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Condensed Consolidating Statement of Cash Flows

Nine months ended September 30, 2011 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Operating activities
Net cash provided by (used in) operating activities	$2,767	$220	$4,002	$(1,208)	$5,781
Investing activities
Purchases of available-for-sale securities	—	—	(15,020)	—	(15,020)
Proceeds from sales of available-for-sale securities	1,494	—	10,599	—	12,093
Proceeds from maturities of available-for-sale securities	1	—	3,724	—	3,725
Net (increase) decrease in finance receivables and loans	(3,030)	57	(7,732)	—	(10,705)
Proceeds from sales of finance receivables and loans	1,346	—	1,522	—	2,868
Net decrease (increase) in loans — intercompany	4,225	(7)	25	(4,243)	—
Net decrease (increase) in operating lease assets	3,028	—	(3,498)	—	(470)
Capital contributions to subsidiaries	(1,339)	(855)	—	2,194	—
Returns of contributed capital	1,072	—	—	(1,072)	—
Proceeds from sale of business units, net	—	—	50	—	50
Other, net	(251)	—	884	—	633

Net cash provided by (used in) investing activities	6,546	(805)	(9,446)	(3,121)	(6,826)
Financing activities
Net change in short-term borrowings — third party	129	36	(1,428)	—	(1,263)
Net increase in bank deposits	—	—	4,454	—	4,454
Proceeds from issuance of long-term debt — third party	3,228	70	33,602	—	36,900
Repayments of long-term debt — third party	(8,415)	(133)	(26,028)	—	(34,576)
Net change in debt — intercompany	260	(25)	(4,218)	3,983	—
Dividends paid — third party	(619)	—	—	—	(619)
Dividends paid and returns of contributed capital — intercompany	—	(207)	(2,073)	2,280	—
Capital contributions from parent	—	855	1,339	(2,194)	—
Other, net	363	—	599	—	962

Net cash (used in) provided by financing activities	(5,054)	596	6,247	4,069	5,858
Effect of exchange-rate changes on cash and cash equivalents	—	—	(45)	—	(45)

Net increase (decrease) in cash and cash equivalents	4,259	11	758	(260)	4,768
Adjustment for change in cash and cash equivalents of operations held-for-sale	—	—	(36)	—	(36)
Cash and cash equivalents at beginning of year	4,665	1	7,508	(504)	11,670

Cash and cash equivalents at September 30	$8,924	$12	$8,230	$(764)	$16,402

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Nine months ended September 30, 2010 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Operating activities
Net cash provided by (used in) operating activities	$3,661	$22	$8,004	$(147)	$11,540
Investing activities
Purchases of available-for-sale securities	—	—	(15,902)	—	(15,902)
Proceeds from sales of available-for-sale securities	41	—	13,380	(41)	13,380
Proceeds from maturities of available-for-sale securities	—	—	3,646	—	3,646
Net decrease (increase) in investment securities — intercompany	309	—	(156)	(153)	—
Net (increase) decrease in finance receivables and loans	(3,934)	171	(8,659)	—	(12,422)
Proceeds from sales of finance receivables and loans	5	—	2,549	—	2,554
Net decrease in loans — intercompany	6,087	49	81	(6,217)	—
Net (increase) decrease in operating lease assets	(2,575)	—	6,889	—	4,314
Capital contributions to subsidiaries	(737)	(612)	—	1,349	—
Returns of contributed capital	518	—	—	(518)	—
Proceeds from sale of business units, net	59	—	(390)	—	(331)
Other, net	144	—	1,014	—	1,158

Net cash (used in) provided by investing activities	(83)	(392)	2,452	(5,580)	(3,603)
Financing activities
Net change in short-term borrowings — third party	501	(15)	(5,342)	—	(4,856)
Net increase in bank deposits	—	—	4,776	—	4,776
Proceeds from issuance of long-term debt — third party	5,043	152	26,999	41	32,235
Repayments of long-term debt — third party	(4,245)	(280)	(39,302)	—	(43,827)
Net change in debt — intercompany	163	(82)	(6,445)	6,364	—
Dividends paid — third party	(862)	—	—	—	(862)
Dividends paid and returns of contributed capital — intercompany	—	—	(665)	665	—
Capital contributions from parent	—	600	749	(1,349)	—
Other, net	380	—	875	—	1,255

Net cash provided by (used in) financing activities	980	375	(18,355)	5,721	(11,279)
Effect of exchange-rate changes on cash and cash equivalents	—	—	501	—	501

Net increase (decrease) in cash and cash equivalents	4,558	5	(7,398)	(6)	(2,841)
Adjustment for change in cash and cash equivalents of operations held-for-sale	—	—	642	—	642
Cash and cash equivalents at beginning of year	757	5	14,026	—	14,788

Cash and cash equivalents at September 30	$5,315	$10	$7,270	$(6)	$12,589

24.	Contingencies and Other Risks

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

At September 30, 2011, we had a liability of approximately $9 million related to potential monetary fines and penalties in connection with existing contractual obligations with certain counterparties, as we have determined that such losses were probable and estimable.

Loan Repurchases and Obligations Related to Loan Sales

Overview

Certain mortgage companies (the Mortgage Companies) within our Mortgage operations sell loans that take the form of securitizations guaranteed by the GSEs, securitizations to private investors, and to whole-loan investors. In connection with a portion of our private-label securitizations, the monolines insured all or some of the related bonds and guaranteed timely repayment of bond principal and interest when the issuer defaults. In connection with securitizations and loan sales, investors are provided various representations and warranties related to the loans sold. The specific representations and warranties vary among different transactions and investors but typically relate to, among other things, the ownership of the loan, the validity of the lien securing the loan, the loan’s compliance with the criteria for inclusion in the transaction, including compliance with underwriting standards or loan criteria established by the buyer, the ability to deliver required documentation and compliance with applicable laws. In general, the representations and warranties described above may be enforced against the applicable Mortgage Companies at any time unless a sunset provision is in place. Upon discovery of a breach of a representation or warranty, the breach is corrected in a manner conforming to the provisions of the sale agreement. This may require the applicable Mortgage Companies to repurchase the loan, indemnify the investor for incurred losses, or otherwise make the investor whole. We have entered into settlement agreements with both Fannie Mae and Freddie Mac that, subject to certain exclusions, limit our remaining exposure with the GSEs. See Government-sponsored Enterprises below. ResCap assumes all of the customary mortgage representation and warranty obligations for loans purchased from Ally Bank and subsequently sold into the secondary market, generally through securitizations guaranteed by the GSEs. In the event ResCap fails to meet these obligations, Ally Financial Inc. has provided Ally Bank a guaranteed coverage of liability.

Originations

We believe the exposure of the applicable Mortgage Companies to mortgage representation and warranty claims is most significant for loans originated and sold between 2004 through 2008, specifically the 2006 and 2007 vintages that were originated and sold prior to enhanced underwriting standards and risk-mitigation actions implemented in 2008 and forward. Since 2009, we have focused primarily on originating domestic prime conforming and government-insured mortgages. In addition, we ceased offering interest-only jumbo mortgages in 2010. Our representation and warranty risk-mitigation strategies include, but are not limited to, pursuing settlements with investors where economically beneficial in order to resolve

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

a pipeline of demands in lieu of loan-by-loan assessments that could result in us repurchasing loans, aggressively contesting claims we do not consider valid (rescinding claims), or seeking recourse against correspondent lenders from whom we purchased loans wherever appropriate.

Repurchase Process

After receiving a claim under representation and warranty obligations, the applicable Mortgage Companies will review the claim to determine the appropriate response (e.g. appeal, provide additional information, repurchase the loan, or remit make-whole payment) and take appropriate action. Historically, repurchase demands were related to loans that became delinquent within the first few years following origination and varied by investor. As a result of market developments over the past several years, repurchase demand behavior has changed significantly. GSEs are more likely to submit claims for loans at any point in their life cycle. Investors are more likely to submit claims for loans that become delinquent at any time while a loan is outstanding or when a loan incurs a loss. Representation and warranty claims are generally reviewed on a loan-by-loan basis to validate if there has been a breach requiring a potential repurchase or indemnification payment. The applicable Mortgage Companies actively contest claims to the extent they are not considered valid. The applicable Mortgage Companies are not required to repurchase a loan or provide an indemnification payment where claims are not valid.

The risk of repurchase or indemnification and the associated credit exposure is managed through underwriting and quality assurance practices and by servicing mortgage loans to meet investor standards. We believe that, in general, the longer a loan performs prior to default the less likely it is that an alleged breach of representation and warranty will be found to have a material and adverse impact on the loan’s performance. When loans are repurchased, the applicable Mortgage Companies bear the related credit loss on the loans. Repurchased loans are classified as held-for-sale and initially recorded at fair value.

The following table presents the total number and original unpaid principal balance of loans related to unresolved representation and warranty demands (indemnification claims or repurchase demands). The table includes demands that we have requested be rescinded but which have not been agreed to by the investor.

	September 30, 2011		December 31, 2010
($ in millions)	Number of loans	Dollar amount of loans	Number of loans	Dollar amount of loans
GSEs	449	$96	833	$170	(a)
Monolines	12,595	909	8,206	661
Whole-loan/other	481	85	392	88

Total number of loans and unpaid principal balance	13,525	$1,090	9,431	$919

(a)	This amount is gross of any loans that would be removed due to the Fannie Mae settlement. At December 31, 2010, $48 million of outstanding claims were covered under the Fannie Mae settlement agreement.

Certain of our Mortgage Companies are currently in litigation with MBIA Insurance Corp. (MBIA) with respect to certain of their private-label securitizations. The table above includes unresolved monoline repurchase demands of $463 million of original unpaid principal balance with MBIA at September 30, 2011, which were received prior to commencement of these proceedings by MBIA. Historically we have requested that most of the repurchase demands presented to us by MBIA be rescinded, consistent with the repurchase process described above. As the litigation progresses, we expect to receive additional repurchase demands from MBIA. We also expect to receive additional repurchase demands from other monolines. In addition, third-party investors may also bring contractual representation and warranties claims against us.

Representation and Warranty Obligation Reserve Methodology

The liability for representation and warranty obligations reflects management’s best estimate of probable lifetime losses at the applicable Mortgage Companies. We consider historical and recent demand trends in establishing the reserve. The methodology used to estimate the reserve considers a variety of assumptions including borrower performance (both actual and estimated future defaults), repurchase demand behavior, historical loan defect experience, historical mortgage insurance rescission experience, and historical and estimated future loss experience, which includes projections of future home price

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

changes as well as other qualitative factors including investor behavior. In cases where we do not have or have limited current or historical demand experience with an investor, it is difficult to predict and estimate the level and timing of any potential future demands. In such cases, we may not be able to reasonably estimate losses, and a liability is not recognized. Management monitors the adequacy of the overall reserve and makes adjustments to the level of reserve, as necessary, after consideration of other qualitative factors including ongoing dialogue and experience with counterparties.

At the time a loan is sold, an estimate of the fair value of the liability is recorded and classified in accrued expenses and other liabilities on our Condensed Consolidated Balance Sheet and recorded as a component of gain (loss) on mortgage and automotive loans, net, in our Condensed Consolidated Statement of Income. We recognize changes in the liability when additional relevant information becomes available. Changes in the liability are recorded as other operating expenses in our Condensed Consolidated Statement of Income. The repurchase reserve at September 30, 2011, relates primarily to non-GSE exposure.

The following tables summarize the changes in our reserve for representation and warranty obligations.

Three months ended September 30, ($ in millions)	2011	2010
Balance at July 1,	$829	$855
Provision for mortgage representation and warranty expenses
Loan sales	5	8
Change in estimate — continuing operations	70	344

Total additions	75	352
Realized losses (a)	(78)	(84)
Recoveries	3	5

Balance at September 30,	$829	$1,128

(a)	Includes principal losses and accrued interest on repurchased loans, indemnification payments, and settlements with counterparties.

Nine months ended September 30, ($ in millions)	2011	2010
Balance at January 1,	$830	$1,263
Provision for mortgage representation and warranty expenses
Loan sales	16	31
Change in estimate — continuing operations	280	490

Total additions	296	521
Realized losses (a)	(306)	(668)
Recoveries	9	12

Balance at September 30,	$829	$1,128

(a)	Includes principal losses and accrued interest on repurchased loans, indemnification payments, and settlements with counterparties.

Government-sponsored Enterprises

Between 2004 and 2008, the applicable Mortgage Companies sold $250.8 billion of loans to the GSEs. Each GSE has specific guidelines and criteria for sellers and servicers of loans underlying their securities. In addition, the risk of credit loss of the loan sold was generally transferred to investors upon sale of the securities into the secondary market. Conventional conforming loans were sold to either Freddie Mac or Fannie Mae, and government-insured loans were securitized with Ginnie Mae. For the nine months ended September 30, 2011, the applicable Mortgage Companies received repurchase claims relating to $351 million of original unpaid principal balance of which $218 million are associated with the 2004 through 2008 vintages. The remaining $133 million in repurchase claims relate to post-2008 vintages. During the nine months ended September 30, 2011, the applicable Mortgage Companies resolved claims with respect to $425 million of original unpaid principal balance, including settlement, repurchase, or indemnification payments related to $267 million of original unpaid principal balance, and rescinded claims related to $158 million of original unpaid principal balance. The applicable Mortgage Companies’ representation and warranty obligation liability with respect to the GSEs considers the existing unresolved claims

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

and our best estimate of future claims we might receive. The Mortgage Companies consider its experiences with the GSE in evaluating its liability. During 2010, we reached agreements with Freddie Mac and Fannie Mae that, subject to certain exclusions, limits the remaining exposure of the applicable Mortgage Companies to each counterparty.

In March 2010, certain of our Mortgage Companies entered into an agreement with Freddie Mac under which we made a one-time payment to Freddie Mac for the release of repurchase obligations relating to most of the mortgage loans sold to Freddie Mac prior to January 1, 2009. This agreement does not release obligations of the applicable Mortgage Companies with respect to exposure for private-label mortgage-backed securities in which Freddie Mac had previously invested, loans where Ally Bank is the owner of the servicing, as well as defects in certain other specified categories of loans. Further, the applicable Mortgage Companies continue to be responsible for other contractual obligations we have with Freddie Mac, including all indemnification obligations that may arise in connection with the servicing of the mortgages. The total original unpaid principal balance of loans originated prior to January 1, 2009 and where Ally Bank was the owner of the servicing was $10.9 billion. From January 1, 2009 through September 30, 2011, the amount of losses we have taken on loans that we have repurchased relating to defects where Ally Bank was the owner of the servicing was $95 million. From April 1, 2010 through September 30, 2011, the amount of losses we have taken on loans that we have repurchased relating to defects in the other specified categories was $18 million. These other specified categories include (i) loans subject to certain state predatory lending and similar laws; (ii) groups of 25 or more mortgage loans purchased, originated, or serviced by one of our mortgage subsidiaries, the purchase, origination, or sale of which all involve a common actor who committed fraud; (iii) “non-loan-level” representations and warranties which refer to representations and warranties that do not relate to specific mortgage loans (examples of such non-loan-level representations and warranties include the requirement that our mortgage subsidiaries meet certain standards to be eligible to sell or service loans for Freddie Mac or our mortgage subsidiaries sold or serviced loans for market participants that were not acceptable to Freddie Mac); and (iv) mortgage loans that are ineligible for purchase by Freddie Mac under its charter and other applicable documents. If, however, a mortgage loan was ineligible under Freddie Mac’s charter solely because mortgage insurance was rescinded (rather than for example, because the mortgage loan is secured by a commercial property), and Freddie Mac required our mortgage subsidiary to repurchase that loan because of the ineligibility, Freddie Mac would pay our mortgage subsidiary any net loss we suffered on any later liquidation of that mortgage loan.

Certain of our Mortgage Companies received subpoenas in July 2010 from the Federal Housing Finance Agency (the FHFA), which is the conservator of Fannie Mae and Freddie Mac. The subpoenas relating to Fannie Mae investments have been withdrawn with prejudice. The FHFA indicated that documents provided in response to the remaining subpoenas will enable the FHFA to determine whether they believe issuers of private-label MBS are potentially liable to Freddie Mac for losses they might have incurred. Although Freddie Mac has not brought any representation and warranty claims against us with respect to private label securities subsequent to the settlement, they may well do so in the future. FHFA has commenced securities and related common law fraud litigation with respect to certain of Freddie Mac’s private label securities investments. Refer to Item 1. Legal Proceedings for Additional Information.

On December 23, 2010, certain of our mortgage subsidiaries entered into an agreement with Fannie Mae under which we made a one-time payment to Fannie Mae for the release of repurchase obligations related to most of the mortgage loans we sold to Fannie Mae prior to June 30, 2010. The agreement also covers potential exposure for private-label mortgage-backed securities in which Fannie Mae had previously invested. This agreement does not release the obligations of the applicable Mortgage Companies with respect to loans where Ally Bank is the owner of the servicing, as well as for defects in certain other specified categories of loans. Further, the applicable Mortgage Companies continue to be responsible for other contractual obligations they have with Fannie Mae, including all indemnification obligations that may arise in connection with the servicing of the mortgages, and the applicable Mortgage Companies continue to be obligated to indemnify Fannie Mae for litigation or third party claims (including by borrowers) for matters that may amount to breaches of selling representations and warranties. The total original unpaid principal balance of loans originated prior to January 1, 2009 and where Ally Bank was the owner of the servicing was $24.4 billion. From July 1, 2010 through September 30, 2011, the amount of losses we have taken on loans that we have repurchased relating to defects where Ally Bank was the owner of the servicing was $77 million. From January 1, 2011 through September 30, 2011, the amount of losses we have taken on loans that we have repurchased relating to defects in the other specified categories of loans was $5 million. These other specified categories include, among others, (i) those that violate anti-predatory laws or statutes or related regulations or that otherwise violate other applicable

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

laws and regulations; (ii) those that have non-curable defects in title to the secured property, or that have curable title defects, to the extent our mortgage subsidiaries do not cure such defects at our subsidiary’s expense; (iii) any mortgage loan in which title or ownership of the mortgage loan was defective; (iv) groups of 13 or more mortgage loans, the purchase, origination, sale, or servicing of which all involve a common actor who committed fraud; and (v) mortgage loans not in compliance with Fannie Mae Charter Act requirements (e.g., mortgage loans on commercial properties or mortgage loans without required mortgage insurance coverage). If a mortgage loan falls out of compliance with Fannie Mae Charter Act requirements because mortgage insurance coverage has been rescinded and not reinstated or replaced, upon the borrower’s default our mortgage subsidiaries would have to pay to Fannie Mae the amount of insurance proceeds that would have been paid by the mortgage insurer with respect to such mortgage loan. If the amount of the loss exceeded the amount of insurance proceeds, Fannie Mae would be responsible for such excess.

Monoline Insurers

Historically, our applicable Mortgage Companies securitized loans where the monolines insured all or some of the related bonds and guaranteed the timely repayment of bond principal and interest when the issuer defaults. Typically, any alleged breach requires the insurer to have both the ability to assert a claim as well as evidence that a defect has had a material and adverse effect on the interest of the security holders or the insurer. For the period 2004 through 2007, our Mortgage Companies sold $42.7 billion of loans into these monoline-wrapped securitizations. During the nine months ended September 30, 2011, our Mortgage Companies received repurchase claims related to $254 million of original unpaid principal balance from the monolines associated with the 2004 through 2007 securitizations. Our Mortgage Companies have resolved repurchase demands through indemnification payments related to $17 million of original unpaid principal balance.

Certain of our Mortgage Companies are currently in litigation with MBIA, and additional litigation with other monolines is likely.

Private-label Securitization

In general, representations and warranties provided as part of our securitization activities are less rigorous than those provided to the GSEs and generally impose higher burdens on parties seeking repurchase. In order to successfully assert a claim, it is our position that a claimant must prove a breach of the representations and warranties that materially and adversely affects the interest of the investor in the allegedly defective loan. Securitization documents typically provide the investors with a right to request that the trustee investigate and initiate a repurchase claim. However, a class of investors generally are required to coordinate with other investors in that class comprising not less than 25%, and in some cases, 50%, of the percentage interest constituting a class of securities of that class issued by the trust to pursue claims for breach of representations and warranties. In addition, our private-label securitizations generally require that the servicer or trustee give notice to the other parties whenever it becomes aware of facts or circumstances that reveal a breach of representation that materially and adversely affects the interest of the certificate holders.

Regarding our securitization activities, certain of our Mortgage Companies have exposure to potential losses primarily through two avenues. First, investors, through trustees to the extent required by the applicable agreements (or monoline insurers in certain transactions), may request pursuant to applicable agreements that the applicable Mortgage Company repurchase loans or make the investor whole for losses incurred if it is determined that the applicable Mortgage Companies violated representations and warranties made at the time of the sale, provided that such violations materially and adversely impacted the interests of the counterparty. Contractual representations and warranties are different based on the specific deal structure and investor. It is our position that litigation of these matters must proceed on a loan by loan basis. This issue is being disputed in various litigation currently pending in the industry. Similarly in dispute as a matter of law is the degree to which claimants will have to prove that the alleged breaches of representations and warranties actually caused the losses they claim to have suffered. Ultimate resolution by courts of these and other legal issues will impact litigation and treatment of non-litigated claims pursuant to similar contractual provisions. Second, investors in securitizations may attempt to achieve rescission of their investments or damages through litigation by claiming that the applicable offering documents were materially deficient. If an investor properly made and proved its allegations, the investor might attempt to claim that damages could include loss of market value on the investment even if there were little or no credit loss in the underlying loans.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Whole-loan Sales

In addition to the settlements with the GSEs noted earlier, certain of our Mortgage Companies have settled with several whole-loan investors concerning alleged breaches of underwriting standards. For the nine months ended September 30, 2011, certain of our Mortgage Companies have received $62 million of original unpaid principal balance in repurchase claims of which $60 million are associated with the 2004 through 2008 vintages of loans sold to whole-loan investors. Certain of our Mortgage Companies resolved claims related to $65 million of original unpaid principal balance, including settlements, repurchases, or indemnification payments related to $24 million of original unpaid principal balance, and rescinded claims related to $41 million of original unpaid principal balance.

Private Mortgage Insurance

Mortgage insurance is required for certain consumer mortgage loans sold to the GSEs and certain securitization trusts and may have been in place for consumer mortgage loans sold to whole-loan investors. Mortgage insurance is typically required for first-lien consumer mortgage loans having a loan-to-value ratio at origination of greater than 80 percent. Mortgage insurers are, in certain circumstances, permitted to rescind existing mortgage insurance that covers consumer loans if they demonstrate certain loan underwriting requirements have not been met. Upon receipt of a rescission notice, the applicable Mortgage Companies will assess the notice and, if appropriate, refute the notice, or if the notice cannot be refuted, the applicable Mortgage Companies attempt to remedy the defect. In the event the mortgage insurance cannot be reinstated, the applicable Mortgage Companies may be obligated to repurchase the loan or provide an indemnification payment in the event of a loss, subject to contractual limitations. While the applicable Mortgage Companies make every effort to reinstate the mortgage insurance, they have had limited success and as a result, most of these requests result in rescission of the mortgage insurance. At September 30, 2011, the applicable Mortgage Companies have approximately $219 million in original unpaid principal balance of outstanding mortgage insurance rescission notices where we have not received a repurchase demand. However, this unpaid principal amount is not representative of expected future losses.

Private-label Mortgage-backed Securities Litigation, Repurchase Obligations, and Related Claims

Private-label Securities Litigation

There are twenty-two cases relating to various private-label MBS offerings that are currently pending. Plaintiffs in these cases include Cambridge Place Investment Management Inc. (two cases pending in Suffolk County Superior Court, Massachusetts); The Charles Schwab Corporation (case filed in San Francisco County Superior Court, California); Federal Home Loan Bank of Boston (case pending in Suffolk County Superior Court, Massachusetts); Federal Home Loan Bank of Chicago (case pending in Cook County Circuit Court, Illinois); Federal Home Loan Bank of Indianapolis (case pending in Marion County Superior Court, Indiana); Massachusetts Mutual Life Ins. Co. (case pending in federal court in the District of Massachusetts); Allstate Insurance Co., et al. (case pending in Hennepin County District Court, Minnesota); New Jersey Carpenters Health Fund, et al. (a putative class action in which certification has been denied, pending in federal court in the Southern District of New York); West Virginia Investment Management Board (case pending in Kanawha County Circuit Court, West Virginia); Thrivent Financial for Lutherans, et al. (case pending in Hennepin County District Court, Minnesota); Union Central Life Insurance et al. (case pending in federal court in the Southern District of New York); National Credit Union Administration Board (two cases pending in federal court: one in the District of Kansas and one in the Central District of California); The Western and Southern Life Insurance Co., et al. (case pending in Hamilton County Court of Common Pleas, Ohio); Federal Housing Finance Agency (case filed in New York County Supreme Court, New York); IKB Deutsche Industriebank AG, et al. (four cases pending in New York County Supreme Court, New York); Huntington Bancshares Inc. (case pending in Hennepin County District Court, Minnesota); and Stichting Pensioenfonds ABP (case pending in Hennepin County District Court, Minnesota). Each of the above cases includes as defendants certain of our mortgage subsidiaries, and the New Jersey Carpenters, Massachusetts Mutual, Union Central, Western and Southern, Huntington Bancshares, and Stichting Pensioenfonds cases also include as defendants certain current and former employees. The plaintiffs in all cases have alleged that the various defendant subsidiaries made misstatements and omissions in registration statements, prospectuses, prospectus supplements, and other documents related to MBS offerings. The alleged misstatements and omissions typically concern underwriting standards. Plaintiffs claim that such misstatements and omissions constitute violations of state and/or federal securities law and common law including negligent misrepresentation and fraud. Plaintiffs seek monetary damages and rescission.

ALLY FINANCIAL INC.

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

Private-label Securitizations — Other Potential Repurchase Obligations

When our Mortgage Companies sell mortgage loans through whole-loan sales or securitizations, these entities are required to make customary representations and warranties about the loans to the purchaser and/or securitization trust. These representations and warranties relate to, among other things, the ownership of the loan, the validity of the lien securing the loan, the loan’s compliance with the criteria for inclusion in the transaction, including compliance with underwriting standards or loan criteria established by the buyer, ability to deliver required documentation, and compliance with applicable laws. Generally, the representations and warranties described above may be enforced against the applicable Mortgage Companies at any time over the life of the loan. Breaches of these representations and warranties have resulted in a requirement that the applicable Mortgage Companies repurchase mortgage loans. As the mortgage industry continues to experience higher repurchase requirements and additional investors begin to attempt to put back loans, a significant increase in activity beyond that experienced today could occur, resulting in additional future losses at our Mortgage Companies.

Potential Losses

We believe it is reasonably possible that losses beyond amounts currently reserved for the litigation matters and potential repurchase obligations and related claims described above with respect to our Mortgage Companies could occur, and such losses could have a material adverse impact on our results of operations, financial position or cash flows. However, based on currently available information, we are unable to estimate a range of reasonably possible losses above reserves that have been established.

25.	Subsequent Events

Declaration of Quarterly Dividend Payments

On October 6, 2011, the Ally Board of Directors declared quarterly dividend payments on certain outstanding preferred stock. This included a cash dividend of $1.125 per share, or a total of $134 million, on Fixed Rate Cumulative Mandatorily Convertible Preferred Stock, Series F-2; a cash dividend of $17.50 per share, or a total of $45 million, on Fixed Rate Cumulative Perpetual Preferred Stock, Series G; and a cash dividend of $0.53 per share, or a total of $22 million, on Fixed Rate / Floating Rate Perpetual Preferred Stock, Series A. The dividends are payable on November 15, 2011.

Correspondent Mortgage Lending Channel

On November 2, 2011, we announced that in order to proactively address changes in the mortgage industry as a whole, we will be taking immediate action to reduce the focus on the correspondent mortgage lending channel of our Mortgage operations. We will maintain correspondent relationships with key customers and will continue to participate in the consumer and broker lending channels. The correspondent channel currently represents approximately 84% of the year-to-date originations of our Mortgage operations.

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

The following table presents selected statement of income data.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2011	2010	2011	2010
Total financing revenue and other interest income	$2,465	$2,777	$7,515	$8,785
Interest expense	1,579	1,733	4,904	5,098
Depreciation expense on operating lease assets	296	454	773	1,636

Net financing revenue	590	590	1,838	2,051
Total other revenue	601	1,457	2,787	3,943

Total net revenue	1,191	2,047	4,625	5,994
Provision for loan losses	49	9	213	371
Total noninterest expense	1,265	1,713	4,241	4,676

(Loss) income from continuing operations before income tax expense	(123)	325	171	947
Income tax expense from continuing operations	87	48	101	117

Net (loss) income from continuing operations	(210)	277	70	830

(Loss) income from discontinued operations, net of tax	—	(8)	(21)	166

Net (loss) income	$(210)	$269	$49	$996

Non-GAAP financial measures (a):
Net (loss) income	$(210)	$269	$49	$996
Add: Original issue discount amortization expense (b)	225	310	825	999
Add: Income tax expense from continuing operations	87	48	101	117
Less: (Loss) income from discontinued operations, net of tax	—	(8)	(21)	166

Core pretax income (a)	$102	$635	$996	$1,946

(a)	Core pretax income is not a financial measure defined by accounting principles generally accepted in the United States of America (GAAP). We define core pretax income as earnings from continuing operations before income taxes, and original issue discount amortization expense primarily associated with our 2008 bond exchange. We believe that the presentation of core pretax income is useful information for the users of our financial statements in understanding the earning from our core businesses. In addition, core pretax income is the primary measure that management uses to assess the performance of our operations. We believe that core pretax income is a useful alternative measure of our ongoing profitability and performance, when viewed in conjunction with GAAP measures. The presentation of this additional information is not a substitute for net income (loss) determined in accordance with GAAP.
(b)	Primarily represents original issue discount amortization expense associated with the 2008 bond exchange, including accelerated amortization of $50 million for the nine months ended September 30, 2011 and $101 million for the nine months ended September 30, 2010 that was reported as a loss on extinguishment of debt in the Condensed Consolidated Statement of Income.

The following table presents selected balance sheet and ratio data.

	At and for the three months ended September 30,		At and for the nine months ended September 30,
($ in millions)	2011	2010	2011	2010
Selected period-end balance sheet data:
Total assets	$181,956	$173,191	$181,956	$173,191
Long-term debt	$90,546	$87,547	$90,546	$87,547
Preferred stock	$6,940	$12,180	$6,940	$12,180
Total equity	$19,732	$20,977	$19,732	$20,977
Financial ratios
Efficiency ratio (a)	106.21%	83.68%	91.70%	78.01%
Core efficiency ratio (a)	89.34%	72.68%	77.82%	66.87%
Return on assets
Net (loss) income from continuing operations	(0.45)%	0.60%	0.05%	0.62%
Net (loss) income	(0.45)%	0.59%	0.04%	0.74%
Core pretax income	0.22%	1.38%	0.74%	1.45%
Return on equity
Net (loss) income from continuing operations	(4.15)%	5.28%	0.46%	5.36%
Net (loss) income	(4.15)%	5.17%	0.32%	6.41%
Core pretax income	2.02%	12.10%	6.52%	12.56%
Equity to assets	10.79%	11.43%	11.37%	11.55%
Net interest spread (b)	0.99%	1.03%	1.04%	1.37%
Net interest spread excluding original issue discount (b)	1.68%	2.10%	1.87%	2.44%
Net yield on interest-earning assets (c)	1.46%	1.61%	1.57%	1.91%
Net yield on interest-earning assets excluding original issue discount (c)	2.02%	2.46%	2.24%	2.76%
Regulatory capital ratios
Tier 1 capital (to risk-weighted assets) (d)	14.34%	15.36%	14.34%	15.36%
Total risk-based capital (to risk-weighted assets) (e)	15.50%	16.81%	15.50%	16.81%
Tier 1 leverage (to adjusted average assets) (f)	11.61%	12.46%	11.61%	12.46%

Shareholders’ equity	$19,732	$20,977	$19,732	$20,977
Goodwill and certain other intangibles	(507)	(533)	(507)	(533)
Unrealized gains and other adjustments	(292)	(416)	(292)	(416)
Trust preferred securities	2,542	2,541	2,542	2,541

Tier 1 capital (d)	21,475	22,569	21,475	22,569
Preferred equity	(6,940)	(12,180)	(6,940)	(12,180)
Trust preferred securities	(2,542)	(2,541)	(2,542)	(2,541)

Tier 1 common capital (non-GAAP) (g)	$11,993	$7,848	$11,993	$7,848

Risk-weighted assets (h)	$149,713	$146,973	$149,713	$146,973

Tier 1 common (to risk-weighted assets) (g)	8.01%	5.34%	8.01%	5.34%

(a)	The efficiency ratio equals total other noninterest expense divided by total net revenue. The core efficiency ratio equals total other noninterest expense divided by total net revenue excluding original issue discount amortization expense.
(b)	Net interest spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities, excluding discontinued operations for the periods shown.
(c)	Net yield on interest-earning assets represents net financing revenue as a percentage of total interest-earning assets.
(d)	Tier 1 capital generally consists of common equity, minority interests, and qualifying preferred stock (including fixed rate cumulative preferred stock issued and sold to U.S. Department of Treasury) less goodwill and other adjustments.
(e)	Total risk-based capital is the sum of Tier 1 and Tier 2 capital. Tier 2 capital generally consists of preferred stock not qualifying as Tier 1 capital, limited amounts of subordinated debt and the allowance for loan losses, and other adjustments. The amount of Tier 2 capital may not exceed the amount of Tier 1 capital.
(f)	Tier 1 leverage equals Tier 1 capital divided by adjusted average total assets (which reflects adjustments for disallowed goodwill and certain intangible assets). The minimum Tier 1 leverage ratio is 3% or 4% depending on factors specified in the regulations.
(g)	We define Tier 1 common as Tier 1 capital less noncommon elements including qualified perpetual preferred stock, qualifying minority interest in subsidiaries, and qualifying trust preferred securities. Ally considers various measures when evaluating capital utilization and adequacy, including the Tier 1 common equity ratio, in addition to capital ratios defined by banking regulators. This calculation is intended to complement the capital ratios defined by banking regulators for both absolute and comparative purposes. Because GAAP does not include capital ratio measures, Ally believes there are no comparable GAAP financial measures to these ratios. Tier 1 common equity is not formally defined by GAAP or codified in the federal banking regulations and, therefore, is considered to be a non-GAAP financial measure. Ally believes the Tier 1 common equity ratio is important because we believe analysts and banking regulators may assess our capital adequacy using this ratio. Additionally, presentation of this measure allows readers to compare certain aspects of our capital adequacy on the same basis to other companies in the industry.
(h)	Risk-weighted assets are defined by regulation and are determined by allocating assets and specified off-balance sheet financial instruments into several broad risk categories.

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

Primary Lines of Business

Our primary lines of business are Global Automotive Services and Mortgage operations. The following table summarizes the operating results excluding discontinued operations of each line of business for the three months and nine months ended September 30, 2011 and 2010. Operating results for each of the lines of business are more fully described in the MD&A sections that follow.

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2011	2010	Favorable/ (unfavorable) % change	2011	2010	Favorable/ (unfavorable) % change
Total net revenue (loss)
Global Automotive Services
North American Automotive Finance operations	$881	$944	(7)	$2,800	$3,056	(8)
International Automotive Finance operations	230	250	(8)	717	778	(8)
Insurance operations	483	567	(15)	1,519	1,761	(14)
Mortgage operations
Origination and Servicing operations	(62)	614	(110)	563	1,390	(59)
Legacy Portfolio and Other operations	30	191	(84)	213	651	(67)
Corporate and Other	(371)	(519)	29	(1,187)	(1,642)	28

Total	$1,191	$2,047	(42)	$4,625	$5,994	(23)

Income (loss) from continuing operations before income tax expense
Global Automotive Services
North American Automotive Finance operations	$551	$551	—	$1,628	$1,755	(7)
International Automotive Finance operations	82	74	11	193	216	(11)
Insurance operations	114	114	—	321	405	(21)
Mortgage operations
Origination and Servicing operations	(311)	425	(173)	(191)	745	(126)
Legacy Portfolio and Other operations	(111)	(271)	59	(324)	(205)	(58)
Corporate and Other	(448)	(568)	21	(1,456)	(1,969)	26

Total	$(123)	$325	(138)	$171	$947	(82)

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

On October 28, 2011, we announced that MG Motor UK Ltd has selected GMAC UK plc, a subsidiary of Ally Financial Inc., as the preferred retail financing provider for MG vehicles in the United Kingdom.

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

Our Origination and Servicing operations consist of originating, purchasing, selling, and securitizing conforming and government-insured residential mortgage loans in the United States and high-quality government-insured residential mortgage loans in Canada. We are one of the largest residential mortgage loan servicers in the United States, and we provide collateralized lines of credit to other mortgage originators, which we refer to as warehouse lending. We finance our mortgage loan originations primarily in Ally Bank in the United States and in ResMor Trust in Canada. We sell the conforming mortgages we originate or purchase in sales that take the form of securitizations guaranteed by the Federal National Mortgage Association (Fannie Mae) or the Federal Home Loan Mortgage Corporation (Freddie Mac), and we sell government-insured mortgage loans we originate or purchase in securitizations guaranteed by the Government National Mortgage Association (Ginnie Mae) in the United States and sell the insured mortgages we originate in Canada as National Housing Act Mortgage-Backed Securities (NHA-MBS) issued under the Canada Mortgage and Housing Corporation’s NHA-MBS program or through whole-loan sales. We also selectively originate prime jumbo mortgage loans in the United States.

On November 2, 2011, we announced that in order to proactively address changes in the mortgage industry as a whole, we will be taking immediate action to reduce the focus on the correspondent mortgage lending channel of our Mortgage operations. We will maintain correspondent relationships with key customers and will continue to participate in the consumer and broker lending channels. The correspondent channel currently represents approximately 84% of the year-to-date originations of our Mortgage operations.

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

•

Corporate and Other consists of our Commercial Finance Group, certain equity investments, the amortization of the discount associated with new debt issuances and bond exchanges, most notably from the December 2008 bond exchange, as well as other corporate activities, the residual impacts of our corporate funds transfer pricing (FTP) and treasury asset liability management (ALM) activities, noninterest expenses associated with deposit gathering activities, and reclassifications and eliminations between the reportable operating segments.

Consolidated Results of Operations

The following table summarizes our consolidated operating results excluding discontinued operations for the periods shown.

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2011	2010	Favorable/ (unfavorable) % change	2011	2010	Favorable/ (unfavorable) % change
Net financing revenue
Total financing revenue and other interest income	$2,465	$2,777	(11)	$7,515	$8,785	(14)
Interest expense	1,579	1,733	9	4,904	5,098	4
Depreciation expense on operating lease assets	296	454	35	773	1,636	53

Net financing revenue	590	590	—	1,838	2,051	(10)
Other revenue
Total servicing income, net	(120)	377	(132)	412	992	(58)
Insurance premiums and service revenue earned	422	470	(10)	1,288	1,415	(9)
Gain on mortgage and automotive loans, net	83	326	(75)	290	863	(66)
Loss on extinguishment of debt	—	(2)	100	(64)	(123)	48
Other gain on investments, net	75	100	(25)	251	355	(29)
Other income, net of losses	141	186	(24)	610	441	38

Total other revenue	601	1,457	(59)	2,787	3,943	(29)
Total net revenue	1,191	2,047	(42)	4,625	5,994	(23)
Provision for loan losses	49	9	n/m	213	371	43
Noninterest expense
Compensation and benefits expense	303	392	23	1,161	1,206	4
Insurance losses and loss adjustment expenses	190	229	17	620	664	7
Other operating expenses	772	1,092	29	2,460	2,806	12

Total noninterest expense	1,265	1,713	26	4,241	4,676	9
(Loss) income from continuing operations before income tax expense	(123)	325	(138)	171	947	(82)
Income tax expense from continuing operations	87	48	(81)	101	117	14

Net (loss) income from continuing operations	$(210)	$277	(176)	$70	$830	(92)

n/m = not meaningful

We incurred a net loss from continuing operations of $210 million for the three months ended September 30, 2011, compared to net income of $277 million for the three months ended September 30, 2010, and net income of $70 million for the nine months ended September 30, 2011, compared to $830 million for the nine months ended September 30, 2010. Continuing operations for the three months and nine months ended September 30, 2011, were unfavorably impacted by a decrease in net servicing income due to a drop in interest rates and increased market volatility and lower gains on the sale of loans. Partially offsetting the decreases during both periods were lower representation and warranty expense. Additionally, the year-to-date period was positively impacted by a $121 million gain on the early settlement of a loss holdback provision related to certain historical automotive whole-loan forward flow agreements during the three months ended June 30, 2011.

Total financing revenue and other interest income decreased by 11% and 14% for the three months and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. Operating lease revenue (along with the related depreciation expense) at our Automotive Finance operations decreased as a result of a decline in the size of our operating lease portfolio due to our decision in late 2008 to significantly curtail leasing. Depreciation expense was also unfavorably impacted by lower lease remarketing gains resulting from lower lease termination volumes. The decrease at our Mortgage Legacy Portfolio and Other operations resulted from a decline in average asset levels due to loan sales, the deconsolidation of previously on-balance sheet securitizations, and portfolio runoff. Partially offsetting the decrease for both periods was an increase in consumer financing revenue at our North American Automotive operations driven primarily by an increase in consumer asset levels related to strong loan origination volume during 2010 and 2011 resulting from the recovery of automotive industry sales and growth in used vehicle financing volumes.

Net servicing income was a loss of $120 million and income of $412 million for the three months and nine months ended September 30, 2011, respectively, compared to income of $377 million and $992 million for the same periods in 2010. The decreases were primarily due to a drop in interest rates and increased market volatility compared to favorable valuation adjustments in 2010.

Insurance premiums and service revenue earned decreased 10% and 9% for the three months and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. The decreases were primarily driven by the sale of certain international insurance operations during the fourth quarter of 2010 and lower earnings from our U.S. extended service contracts written between 2007 and 2009 due to lower domestic vehicle sales volume.

Gain on mortgage and automotive loans decreased 75% and 66% for the three months and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. The decreases for both periods were primarily due to lower whole-loan mortgage sales and mortgage loan resolutions in 2011, lower margins on mortgage loan sales, and a decrease in mortgage loan production. The decreases were partially offset by the expiration of our automotive forward flow agreements during the fourth quarter of 2010.

Loss on extinguishment of debt decreased $2 million and $59 million for the three months and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. The activity in all periods related to the extinguishment of certain Ally debt, which included $50 million of accelerated amortization of original issue discount for the nine months ended September 30, 2011, compared to $101 million for the same period in 2010.

Other gain on investments decreased 25% and 29% for the three months and nine months ended September 30, 2011, compared to the same periods in 2010, primarily due to lower realized investment gains on our Insurance operations investment portfolio.

Other income, net of losses, decreased 24% for the three months ended September 30, 2011, and increased 38% for the nine months ended September 30, 2011, compared to the same periods in 2010. The increase for the nine months ended September 30, 2011, was primarily due to the positive impact of a $121 million gain on the early settlement of a loss holdback provision related to certain historical automotive whole-loan forward flow agreements and a lower fair value option election adjustment at our Legacy Portfolio and Other operations due to lower assets and better performance of the remaining asset portfolio.

The provision for loan losses was $49 million and $213 million for the three months and nine months ended September 30, 2011, respectively, compared to $9 million and $371 million for the same periods in 2010. The increase in the three months ended September 30, 2011, reflected a release of reserves in conjunction with the sale of the resort finance portfolio in September 2010. The decrease for the nine months ended September 30, 2011, reflected improved credit quality of the overall portfolio and the continued runoff and improved loss performance of our Nuvell nonprime automotive financing portfolio.

Compensation and benefits expense decreased 23% and 4% for the three months and nine months ended September 30, 2011, compared to the same periods in 2010. The decrease for the three months ended September 30, 2011, was primarily due to a revaluation adjustment of our share-based compensation awards.

Insurance losses and loss adjustment expenses decreased 17% and 7% for the three months and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. The decreases were primarily due to lower frequency and severity experienced within our Insurance international business and the sale of certain international operations during the fourth quarter of 2010. The decrease for the nine months ended September 30, 2011, was partially offset by higher weather-related losses in the United States on our dealer inventory insurance products.

Other operating expenses decreased 29% and 12% for the three months and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. Both the three months and nine months ended September 30, 2011, were favorably impacted by lower mortgage representation and warranty reserve expense, lower insurance commissions, and lower vehicle remarketing and repossession expense.

We recognized consolidated income tax expense from continuing operations of $87 million and $101 million for the three months and nine months ended September 30, 2011, respectively, compared to $48 million and $117 million for the same periods in 2010. We have a full valuation allowance against our domestic net deferred tax assets and certain international net deferred tax assets. Accordingly, tax expense is driven by foreign income taxes on pre-tax profits within our foreign operations and U.S. state income taxes in states where profitable subsidiaries are required to file separately from other loss companies in the group or where the use of prior losses is restricted.

The increase in income tax expense during the three months ended September 30, 2011, compared to the same period in 2010, was the result of additional U.S. tax provisions for states where accelerated depreciation and loss carrybacks are limited along with prior-year adjustments related to finalizing Canadian tax returns. The decrease for the nine months ended September 30, 2011, compared to the same period in 2010, was primarily related to the 2011 income tax benefit resulting from a $101 million reversal of valuation allowance in Canada related to modifications to the legal structure of our Canadian operations.

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

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2011	2010	Favorable/ (unfavorable) % change	2011	2010	Favorable/ (unfavorable) % change
Net financing revenue
Consumer	$718	$604	19	$2,092	$1,710	22
Commercial	346	353	(2)	1,001	1,039	(4)
Loans held-for-sale	—	14	(100)	—	112	(100)
Operating leases	527	810	(35)	1,772	2,863	(38)
Other interest income	29	29	—	75	124	(40)

Total financing revenue and other interest income	1,620	1,810	(10)	4,940	5,848	(16)
Interest expense	590	580	(2)	1,776	1,802	1
Depreciation expense on operating lease assets	275	430	36	713	1,523	53

Net financing revenue	755	800	(6)	2,451	2,523	(3)
Other revenue
Servicing fees	39	60	(35)	126	175	(28)
Gain on automotive loans, net	33	23	43	48	202	(76)
Other income	54	61	(11)	175	156	12

Total other revenue	126	144	(13)	349	533	(35)
Total net revenue	881	944	(7)	2,800	3,056	(8)
Provision for loan losses	25	60	58	126	267	53
Noninterest expense
Compensation and benefits expense	92	97	5	319	291	(10)
Other operating expenses	213	236	10	727	743	2

Total noninterest expense	305	333	8	1,046	1,034	(1)
Income before income tax expense	$551	$551	—	$1,628	$1,755	(7)

Total assets	$90,532	$77,295	17	$90,532	$77,295	17

Operating data
Retail originations	$9,411	$8,404		$27,745	$22,618
Lease originations	1,691	970		5,980	2,493

Our North American Automotive Finance operations earned income before income tax expense of $551 million and $1.6 billion for the three months and nine months ended September 30, 2011, respectively, compared to $551 million and $1.8 billion for the three months and nine months ended September 30, 2010, respectively. The decrease for the nine months ended September 30, 2011 was primarily driven by less favorable remarketing results in our operating lease portfolio, due primarily to lower lease termination volumes as a result of the declines in the size of the lease portfolio and the absence of gains on the sale of automotive loans due to the expiration of our forward flow agreements during the fourth quarter of 2010. These declines were partially offset by increased consumer financing revenue driven by strong loan origination volume related primarily to the growth in used automotive financings and improvement in automotive industry sales, as well as a lower loan loss provision due to an improved credit mix and improved consumer credit performance.

Consumer financing revenue increased 19% and 22% for the three months and nine months ended September 30, 2011, respectively, compared to the same periods in 2010, due to an increase in consumer asset levels primarily related to strong loan origination volume during 2010 and 2011 resulting primarily from increased volumes of used vehicle automotive financing and higher automotive industry sales. Additionally, we continue to prudently expand our nonprime origination volume. The increase in consumer revenue was partially offset by lower yields as a result of a competitive market environment and a change in the consumer asset mix, including the runoff of the higher-yielding Nuvell nonprime automotive financing portfolio.

Loans held-for-sale financing revenue decreased $14 million and $112 million for the three months and nine months ended September 30, 2011, respectively, compared to the same periods in 2010, due to the expiration of our automotive forward flow agreements during the fourth quarter of 2010. Subsequent to the expiration of these agreements, consumer loan originations have largely been retained on-balance sheet utilizing deposit funding from Ally Bank and on-balance sheet securitization transactions.

Operating lease revenue decreased 35% and 38% for the three months and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. Operating lease revenue (along with the related depreciation expense) decreased due to a decline in the size of our operating lease portfolio. Depreciation expense was also unfavorably impacted by lower remarketing gains due primarily to a decline in lease termination volume. In 2008, we significantly curtailed leasing in the U.S. and Canada based on credit market dislocation and the significant decline in used vehicle prices that resulted in increasing residual losses and an impairment of our lease portfolio. During the latter half of 2009, we re-entered the U.S. leasing market with targeted lease product offerings and have continued to expand lease originations since that time. While the wind-down of our legacy lease portfolio has exceeded new origination volume over the past year, the size of our lease portfolio has started to stabilize as lease termination volumes decline, and we continue to support new lease product offerings in the U.S. market.

Other interest income decreased 40% for the nine months ended September 30, 2011 compared to the same period in 2010, primarily due to lower funding rates and a change in funding mix.

Servicing fee income decreased $21 million and $49 million for the three months and nine months ended September 30, 2011, respectively, compared to the same periods in 2010, due to lower levels of off-balance sheet retail serviced assets driven by a reduction of new whole-loan sales subsequent to the expiration of previous whole-loan forward flow agreements in the fourth quarter of 2010.

Net gain on automotive loans increased $10 million for the three months ended September 30, 2011, and decreased $154 million for the nine months ended September 30, 2011 compared to the same periods in 2010. The increase for the three months ended September 30, 2011, was primarily due to higher levels of retail whole-loan sales during the third quarter of 2011. The decrease for the nine months ended September 30, 2011, was primarily due to the expiration of our forward flow agreements during the fourth quarter of 2010. We have opportunistically utilized whole-loan sales as part of our funding strategy; however, during the first nine months of 2011, we have primarily utilized deposit funding and on-balance sheet funding transactions.

Other income decreased 11% for the three months ended September 30, 2011, and increased 12% for the nine months ended September 30, 2011, compared to the same periods in 2010. The decrease for the three months ended September 30, 2011, was primarily due to lower remarketing fee income due to lower volume. The increase for the nine months ended September 30, 2011, was primarily due to unfavorable swap mark-to-market activity related to the held-for-sale loan portfolio in 2010.

The provision for loan losses was $25 million and $126 million for the three months and nine months ended September 30, 2011, respectively, compared to $60 million and $267 million for the same periods in 2010. The decreases for the three months and nine months ended September 30, 2011, were primarily due to improved credit quality which drove improved loss performance in the consumer loan portfolio, continued runoff of our Nuvell nonprime consumer portfolio, and continued favorable pricing in the used vehicle market, partially offset by continued growth in the consumer loan portfolio.

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

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2011	2010	Favorable/ (unfavorable) % change	2011	2010	Favorable/ (unfavorable) % change
Net financing revenue
Consumer	$301	$264	14	$902	$807	12
Commercial	110	94	17	325	288	13
Loans held-for-sale	—	3	(100)	—	12	(100)
Operating leases	22	44	(50)	77	162	(52)
Other interest income	22	26	(15)	72	40	80

Total financing revenue and other interest income	455	431	6	1,376	1,309	5
Interest expense	273	233	(17)	808	672	(20)
Depreciation expense on operating lease assets	21	24	13	60	112	46

Net financing revenue	161	174	(7)	508	525	(3)
Other revenue
Gain on automotive loans, net	—	5	(100)	—	15	(100)
Other income	69	71	(3)	209	238	(12)

Total other revenue	69	76	(9)	209	253	(17)
Total net revenue	230	250	(8)	717	778	(8)
Provision for loan losses	(2)	(5)	(60)	42	25	(68)
Noninterest expense
Compensation and benefits expense	43	41	(5)	132	129	(2)
Other operating expenses	107	140	24	350	408	14

Total noninterest expense	150	181	17	482	537	10
Income from continuing operations before income tax expense	$82	$74	11	$193	$216	(11)

Total assets	$15,314	$17,500	(12)	$15,314	$17,500	(12)

Operating data
Consumer originations	$2,638	$1,997		$6,803	$5,125

Our International Automotive Finance operations earned income from continuing operations before income tax expense of $82 million and $193 million during the three months and nine months ended September 30, 2011, respectively, compared to income from continuing operations before income tax expense of $74 million and $216 million during the three months and nine months ended September 30, 2010, respectively. The increase for the three months ended September 30, 2011, was primarily a result of lower operating expenses driven by lower legal and tax costs in Brazil, the wind-down of operations in certain countries and our continued focus on cost reduction. Results for the nine months ended September 30, 2011, were unfavorably impacted by an increase in provision for loan losses, as well as favorable mark-to-market adjustments on derivatives during the same period in 2010.

Total financing revenue and other interest income increased 6% and 5% during the three months and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. The increases were primarily due to movements in foreign-currency exchange rates on the consumer and commercial portfolios, which were partially offset by a decline in operating lease revenue. Operating lease revenue (along with the related depreciation expense) decreased primarily due to the continued runoff of the full-service leasing portfolio.

Interest expense increased 17% and 20% for the three months and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. The increases were primarily due to an increase in funding costs in certain countries and movement in foreign-currency exchange rates.

Other income decreased 3% and 12% for the three months and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. The decreases were primarily due to lower servicing revenue on wind-down operations, favorable mark-to-market adjustments on derivatives during the same periods in 2010, partially offset by higher earnings from the China joint venture in 2011.

The provision for loan losses increased $3 million and $17 million for the three months and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. The increase in year-to-date provision is related to actions taken in the first three months of 2011 related to concerns regarding specific commercial loans.

Automotive Financing Volume

Consumer Automotive Financing Volume

The following tables summarize our new and used vehicle consumer financing volume and our share of consumer sales.

	Ally consumer automotive financing volume		% Share of consumer sales
Three months ended September 30, (units in thousands)	2011	2010	2011	2010
GM new vehicles
North America	172	171	33	37
International (excluding China) (a)	98	81	30	24
China (b)	37	30	12	12

Total GM new units financed	307	282

Chrysler new vehicles
North America	104	100	32	42

Total Chrysler new units financed	104	100

Other non-GM / Chrysler new vehicles
North America	17	9
International (excluding China)	1	2
China (b)	26	24

Total other non-GM / Chrysler new units financed	44	35

Used vehicles
North America	119	67
International (excluding China)	11	7

Total used units financed	130	74

Total consumer automotive financing volume	585	491

(a)	Excludes financing volume and GM consumer sales of discontinued operations as well as GM consumer sales for other countries in which GM operates and in which we have no financing volume.
(b)	Represents vehicles financed through our joint venture GMAC-SAIC. We own 40% of GMAC-SAIC alongside Shanghai Automotive Group Finance Company LTD and Shanghai General Motors Corporation LTD.

	Ally consumer automotive financing volume		% Share of consumer sales
Nine months ended September 30, (units in thousands)	2011	2010	2011	2010
GM new vehicles
North America	621	463	40	36
International (excluding China) (a)	257	210	27	21
China (b)	92	77	11	11

Total GM new units financed	970	750

Chrysler new vehicles
North America	257	253	30	41
International (excluding China)	1	—

Total Chrysler new units financed	258	253

Other non-GM / Chrysler new vehicles
North America	52	22
International (excluding China)	2	3
China (b)	72	54

Total other non-GM / Chrysler new units financed	126	79

Used vehicles
North America	357	195
International (excluding China)	30	19

Total used units financed	387	214

Total consumer automotive financing volume	1,741	1,296

(a)	Excludes financing volume and GM consumer sales of discontinued operations as well as GM consumer sales for other countries in which GM operates and in which we have no financing volume.
(b)	Represents vehicles financed through our joint venture GMAC-SAIC. We own 40% of GMAC-SAIC alongside Shanghai Automotive Group Finance Company LTD and Shanghai General Motors Corporation LTD.

Growth in consumer automotive financing volume in 2011, compared to 2010, was primarily driven by higher industry sales. Additionally, the increase in volume during the nine months ended September 30, 2011 reflects the impact of our continued focus on the used vehicle and diversified markets, as well as lease-related volume. The decrease in penetration for the three months ended September 30, 2011 reflects a return to normalized levels resulting from increased competition. Despite this decline, penetration levels for the nine months ended September 30, 2011 increased as a result of expanding our retail platform. Chrysler penetration levels declined for the nine months ended September 30, 2011, as compared to the same period in 2010. The decrease is related to a reduction in manufacturer non-rate incentive programs. The improved penetration levels for our International operations reflect aggressive manufacturer marketing incentive programs coupled with existing Ally campaigns, the reintroduction of products, and more competitive pricing.

Manufacturer Marketing Incentives

Retail and lease contracts acquired by us that included rate and residual subvention from GM were as follows.

Nine months ended September 30,	2011	2010
GM subvented volume in North America
As % of GM North American new retail and lease volume acquired by Ally	51%	53%
As % of total North American new and used retail and lease volume acquired by Ally	25%	26%
GM subvented International (excl. China) volume (a)
As % of GM International new retail and lease volume acquired by Ally	67%	53%
As % of total International new and used retail and lease volume acquired by Ally	60%	48%
GM subvented volume in China (b)
As % of GM China new retail and lease volume acquired by Ally	10%	7%
As % of total China new and used retail and lease volume acquired by Ally	6%	4%

(a)	Represents subvention for continuing operations only.
(b)	Through our joint venture GMAC-SAIC. We own 40% of GMAC-SAIC alongside Shanghai Automotive Group Finance Company LTD and Shanghai General Motors Corporation LTD.

The following table shows Chrysler subvented retail and lease volume acquired by Ally.

Nine months ended September 30,	2011	2010
Chrysler subvented volume in North America
As % of Chrysler North American new retail and lease volume acquired by Ally	53%	58%
As % of total North American new and used retail and lease volume acquired by Ally	11%	16%

During the nine months ended September 30, 2011, North American retail contracts acquired that included rate subvention from GM and Chrysler decreased as a percentage of total new retail contracts acquired as compared to the same period in 2010 due to reductions in manufacturer marketing incentives. Conversely, International retail contracts acquired that included rate and residual subvention increased as a result of aggressive GM campaigns in various international markets.

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

	Average balance		% Share of dealer inventory
Three months ended September 30, ($ in millions)	2011	2010	2011	2010
GM new vehicles
North America (a)	$15,725	$14,896	76	84
International (excluding China) (b) (c)	3,960	3,540	77	71
China (b) (d)	1,513	1,196	81	80

Total GM new vehicles financed	21,198	19,632

Chrysler new vehicles
North America (a)	7,735	5,732	64	70
International	24	34

Total Chrysler new vehicles financed	7,759	5,766

Other non-GM / Chrysler new vehicles
North America	1,920	1,902
International (excluding China)	121	68

Total other non-GM / Chrysler new vehicles financed	2,041	1,970

Used vehicles
North America	3,194	3,056
International (excluding China)	164	88

Total used vehicles financed	3,358	3,144

Total commercial wholesale finance receivables	$34,356	$30,512

(a)	Share of dealer inventory based on end of period dealer inventory.
(b)	Share of dealer inventory based on wholesale financing share of GM shipments.
(c)	Excludes commercial wholesale finance receivables and dealer inventory of discontinued and wind-down operations as well as dealer inventory for other countries in which GM operates and we had no commercial wholesale finance receivables.
(d)	Represents vehicles financed through a joint venture in China in which Ally owns a minority interest.

	Average balance		% Share of dealer inventory
Nine months ended September 30, ($ in millions)	2011	2010	2011	2010
GM new vehicles
North America (a)	$15,777	$14,374	80	85
International (excluding China) (b) (c)	3,939	3,318	79	74
China (b) (d)	1,235	1,088	81	81

Total GM new vehicles financed	20,951	18,780

Chrysler new vehicles
North America (a)	7,623	5,554	66	71
International	23	40

Total Chrysler new vehicles financed	7,646	5,594

Other non-GM / Chrysler new vehicles
North America	2,070	1,916
International (excluding China)	132	84

Total other non-GM / Chrysler new vehicles financed	2,202	2,000

Used vehicles
North America	3,141	3,035
International (excluding China)	157	88

Total used vehicles financed	3,298	3,123

Total commercial wholesale finance receivables	$34,097	$29,497

(a)	Share of dealer inventory based on end of period dealer inventory.
(b)	Share of dealer inventory based on wholesale financing share of GM shipments.
(c)	Excludes commercial wholesale finance receivables and dealer inventory of discontinued and wind-down operations as well as dealer inventory for other countries in which GM operates and we had no commercial wholesale finance receivables.
(d)	Includes vehicles financed through a joint venture in China in which Ally owns a minority interest.

Commercial wholesale financing average balance increased for the three months and nine months ended September 30, 2011, compared to the same periods in 2010, primarily due to increasing global automotive sales and the corresponding increase in dealer inventories in virtually every market. North American GM and Chrysler wholesale penetration decreased for the three months and nine months ended September 30, 2011, compared to the same period in 2010, due to increased competition in the wholesale marketplace.

Insurance Operations

Results of Operations

The following table summarizes the operating results of our Insurance operations excluding discontinued operations for the periods shown. The amounts presented are before the elimination of balances and transactions with our other operating segments.

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2011	2010	Favorable/ (unfavorable) % change	2011	2010	Favorable/ (unfavorable) % change
Insurance premiums and other income
Insurance premiums and service revenue earned	$418	$462	(10)	$1,274	$1,391	(8)
Investment income	46	89	(48)	197	316	(38)
Other income	19	16	19	48	54	(11)

Total insurance premiums and other income	483	567	(15)	1,519	1,761	(14)
Expense
Insurance losses and loss adjustment expenses	183	218	16	593	638	7
Acquisition and underwriting expense
Compensation and benefits expense	26	30	13	89	87	(2)
Insurance commissions expense	123	153	20	382	456	16
Other expenses	37	52	29	134	175	23

Total acquisition and underwriting expense	186	235	21	605	718	16

Total expense	369	453	19	1,198	1,356	12
Income from continuing operations before income tax expense	$114	$114	—	$321	$405	(21)

Total assets	$8,215	$8,796	(7)	$8,215	$8,796	(7)

Insurance premiums and service revenue written	$410	$404	1	$1,250	$1,242	1

Combined ratio (a)	85.0%	94.9%		91.3%	94.1%

(a)	Management uses a combined ratio as a primary measure of underwriting profitability with its components measured using accounting principles generally accepted in the United States of America. Underwriting profitability is indicated by a combined ratio under 100% and is calculated as the sum of all incurred losses and expenses (excluding interest and income tax expense) divided by the total of premiums and service revenues earned and other income.

Our Insurance operations earned income from continuing operations before income tax expense of $114 million and $321 million for the three months and nine months ended September 30, 2011, respectively, compared to $114 million and $405 million for the three months and nine months ended September 30, 2010, respectively. The decrease for the nine months ended September 30, 2011 was primarily attributable to lower realized investment gains.

Insurance premiums and service revenue earned decreased 10% and 8% for the three months and nine months ended September 30, 2011, respectively, compared to the same periods in 2010, primarily due to the sale of certain international insurance operations during the fourth quarter of 2010 and lower earnings from our U.S. extended service contracts written between 2007 and 2009 due to lower domestic vehicle sales volume.

Investment income totaled $46 million and $197 million for the three months and nine months ended September 30, 2011, respectively, compared to $89 million and $316 million for the same periods in 2010. The decreases were driven by lower realized investment gains.

Insurance losses and loss adjustment expenses totaled $183 million and $593 million for the three months and nine months ended September 30, 2011, respectively, compared to $218 million and $638 million for the three months and nine months ended September 30, 2010, respectively. The decreases were primarily due to lower frequency and severity experienced at our international business and the sale of certain international insurance operations during the fourth quarter of 2010. The decrease for the nine months ended September 30, 2011 was partially offset by higher weather-related losses in the United States on our dealer inventory insurance products.

Acquisition and underwriting expense decreased 21% and 16% for the three months and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. The decreases were primarily due to the sale of certain international insurance operations during the fourth quarter of 2010 and lower commission expense in our U.S. dealership-related products corresponding with our decrease in earned premiums.

The following table shows premium and service revenue written by insurance product.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2011	2010	2011	2010
Vehicle service contracts
New retail	$101	$85	$284	$237
Used retail	106	114	323	334

Total vehicle service contracts	207	199	607	571
Wholesale	32	27	84	75
Other finance and insurance (a)	41	33	112	89

North American operations	280	259	803	735
International operations (b)	130	145	447	507

Total	$410	$404	$1,250	$1,242

(a)	Other finance and insurance includes Guaranteed Automobile Protection (GAP) coverage, excess wear and tear, and other ancillary products.
(b)	International operations for the three months and nine months ended September 30, 2010, included $25 million and $88 million, respectively, of written premium from certain international insurance operations that were sold during the fourth quarter of 2010.

Insurance premiums and service revenue written was $410 million and $1.3 billion for the three months and nine months ended September 30, 2011, respectively, compared to $404 million and $1.2 billion for the same periods in 2010. Insurance premiums and service revenue written increased due to higher written premiums in our U.S. dealership-related products, particularly our vehicle service contract products. Vehicle service contract revenue is earned over the life of the service contract on a basis proportionate to the expected loss pattern. As such, the majority of earnings from vehicle service contracts written during the three months and nine months ended September 30, 2011, will be recognized as income in future periods. The increase of insurance premiums and service revenue written was partially offset by the sale of certain international insurance operations during the fourth quarter of 2010.

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

The following table summarizes the composition of our Insurance operations cash and investment portfolio at fair value.

($ in millions)	September 30, 2011	December 31, 2010
Cash
Noninterest-bearing cash	$23	$28
Interest-bearing cash	1,213	1,168

Total cash	1,236	1,196

Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	377	219
Foreign government	823	744
Mortgage-backed	635	826
Asset-backed	102	11
Corporate debt	1,195	1,559
Other debt	19	—

Total debt securities	3,151	3,359
Equity securities	1,107	796

Total available-for-sale securities	4,258	4,155

Total cash and securities	$5,494	$5,351

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

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2011	2010	Favorable/ (unfavorable) % change	2011	2010	Favorable/ (unfavorable) % change
Net financing (loss) revenue
Total financing revenue and other interest income	$141	$130	8	$346	$325	6
Interest expense	145	125	(16)	398	349	(14)

Net financing (loss) revenue	(4)	5	(180)	(52)	(24)	(117)
Servicing fees	313	345	(9)	953	1,002	(5)
Servicing asset valuation and hedge activities, net	(471)	(27)	n/m	(663)	(181)	n/m

Total servicing income, net	(158)	318	(150)	290	821	(65)
Gain on mortgage loans, net	38	214	(82)	174	402	(57)
Other income, net of losses	62	77	(19)	151	191	(21)

Total other (loss) revenue	(58)	609	(110)	615	1,414	(57)
Total net (loss) revenue	(62)	614	(110)	563	1,390	(59)
Provision for loan losses	(1)	5	120	1	(29)	(103)
Noninterest expense
Compensation and benefits expense	66	63	(5)	205	200	(3)
Representation and warranty expense	2	(33)	(106)	—	8	100
Other operating expenses	182	154	(18)	548	466	(18)

Total noninterest expense	250	184	(36)	753	674	(12)
(Loss) income before income tax expense	$(311)	$425	(173)	$(191)	$745	(126)

Total assets	$24,731	$25,381	(4)	$24,731	$25,381	(4)

n/m = not meaningful

Our Origination and Servicing operations incurred losses before income tax expense of $311 million and $191 million for the three months and nine months ended September 30, 2011, respectively, compared to income before income tax expense of $425 million and $745 million for the three months and nine months ended September 30, 2010, respectively. The decreases were primarily driven by unfavorable servicing asset valuation, net of hedge and lower net gains on the sale of mortgage loans.

Net financing losses were $4 million and $52 million for the three months and nine months ended September 30, 2011, compared to net financing revenue of $5 million and a net financing loss of $24 million for the same periods in 2010. The increase in net financing loss for the nine months ended September 30, 2011, was primarily due to higher funding costs and slightly unfavorable interest expense on Ginnie Mae repurchases.

Total servicing income, net was a loss of $158 million and income of $290 million for the three months and nine months ended September 30, 2011, respectively, compared to income of $318 million and $821 million for the same periods in 2010. The decreases were primarily due to a drop in interest rates and increased market volatility compared to favorable valuation adjustments in 2010.

The net gain on mortgage loans decreased 82% and 57% for the three months and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. The decreases during 2011 were primarily due to lower margins and production.

Other income, net of losses, was $62 million and $151 million for the three months and nine months ended September 30, 2011, respectively, compared to $77 million and $191 million for the same periods in 2010. The decrease in other income during the nine months ended September 30, 2011, was primarily related to the write-down of certain retained interests and lower mortgage processing fee income resulting from lower origination volume due to lower industry volume.

The provision for loan losses decreased $6 million and increased $30 million for the three months and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. The decrease in the provision for the three months ended September 30, 2011, reflected the enhanced underwriting standards. The increase during the nine months ended September 30, 2010, resulted from a release of reserves during 2010.

Total noninterest expense increased 36% and 12% for the three months and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. The increases for both periods were driven by higher loan processing and underwriting fees. The three months ended September 30, 2011, was also impacted by higher representation and warranty expense due to reserve adjustments recognized in 2010 related to improved performance on agency production.

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

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2011	2010	Favorable/ (unfavorable) % change	2011	2010	Favorable/ (unfavorable) % change
Net financing revenue
Total financing revenue and other interest income	$177	$325	(46)	$605	$1,068	(43)
Interest expense	112	183	39	384	561	32

Net financing revenue	65	142	(54)	221	507	(56)
Servicing fees	(1)	(2)	50	(4)	(7)	43
Servicing asset valuation and hedge activities, net	—	—	—	—	—	—

Total servicing income, net	(1)	(2)	50	(4)	(7)	43
Gain on mortgage loans, net	7	84	(92)	59	244	(76)
Other income, net of losses	(41)	(33)	(24)	(63)	(93)	32

Total other (loss) revenue	(35)	49	(171)	(8)	144	(106)
Total net revenue	30	191	(84)	213	651	(67)
Provision for loan losses	31	17	(82)	114	150	24
Noninterest expense
Compensation and benefits expense	25	16	(56)	93	58	(60)
Representation and warranty expense	67	378	82	279	482	42
Other operating expenses	18	51	65	51	166	69

Total noninterest expense	110	445	75	423	706	40
Loss from continuing operations before income tax expense	$(111)	$(271)	59	$(324)	$(205)	(58)

Total assets	$10,771	$15,582	(31)	$10,771	$15,582	(31)

Our Legacy Portfolio and Other operations incurred losses from continuing operations before income tax expense of $111 million and $324 million for the three months and nine months ended September 30, 2011, respectively, compared to losses from continuing operations before income tax expense of $271 million and $205 million for the three months and nine months ended September 30, 2010, respectively. The losses during 2011 were favorably impacted by lower representation and warranty expense. Offsetting the improvement during the three months and nine months ended September 30, 2011, were lower financing revenue related to a decrease in asset levels and a lower net gain on the sale of mortgage loans.

Net financing revenue was $65 million and $221 million for the three months and nine months ended September 30, 2011, respectively, compared to $142 million and $507 million for the same periods in 2010. The decreases were driven by lower financing revenue and other interest income due primarily to a decline in average asset levels due to loan sales, the deconsolidation of previously on-balance sheet securitizations, and portfolio runoff. The decreases were partially offset by lower interest expense related to a reduction in average borrowings commensurate with a smaller asset base.

The net gain on mortgage loans was $7 million and $59 million for the three months and nine months ended September 30, 2011, respectively, compared to $84 million and $244 million for the same periods in 2010. The decreases during 2011 were primarily due to lower whole-loan sales and mortgage loan resolutions.

Other income, net of losses, was a loss of $41 million and $63 million for the three months and nine months ended September 30, 2011, respectively, compared to a loss of $33 million and $93 million for the same periods in 2010. The improvement for the nine months ended September 30, 2011, compared to the same period in 2010, was primarily due to a lower fair value adjustment and better performance of the remaining asset portfolio. This favorability was partially offset by lower gains on real estate-owned properties.

The provision for loan losses was $31 million and $114 million for the three months and nine months ended September 30, 2011, respectively, compared to $17 million and $150 million for the same periods in 2010. The provision increase for the three months ended September 30, 2011, included lower reserve releases as receivables have been reduced through portfolio runoff. The provision for the nine month period ended September 30, 2011, reflected improved credit performance.

Total noninterest expense decreased 75% and 40% for the three months and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. The decreases were primarily driven by lower representation and warranty expense in 2011 as 2010 included a significant increase in expense to cover anticipated repurchase requests. Additionally, the nine months ended September 30, 2011, was favorably impacted by lower real estate-owned expense due to fewer foreclosures, favorable average real estate-owned values, and lower taxes and expense related to real estate-owned properties. Although representation and warranty expense decreased compared to 2010, the decrease in noninterest expense was partially offset by a $121 million representation and warranty expense during the three months ended June 30, 2011, for certain securitized mortgages for which mortgage insurance was rescinded.

Mortgage Loan Production and Servicing

Mortgage loan production for our Origination and Servicing operations was $16.0 billion and $40.7 billion for the three months and nine months ended September 30, 2011, respectively, compared to $20.5 billion and $47.3 billion for the same periods in 2010. Domestic loan production decreased $4.6 billion, or 23%, and $6.5 billion, or 14%, for the three months and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. International loan production increased $26 million, or 7%, and decreased $15 million, or 2%, for the three months and nine months ended September 30, 2011, compared to the same periods in 2010. International mortgage loan production represents high-quality government-insured residential mortgages in Canada.

The following tables summarize consumer mortgage loan production for our Origination and Servicing operations.

	2011		2010
Three months ended September 30, ($ in millions)	Number of loans	Dollar amount of loans	Number of loans	Dollar amount of loans
Production by product type
Prime conforming	57,454	$13,345	63,497	$15,139
Prime nonconforming	560	468	419	364
Prime second-lien	—	—	—	—
Government	9,077	1,774	23,020	4,676
Nonprime	—	—	—	—

Total U.S. production	67,091	15,587	86,936	20,179
International production	1,830	374	1,885	348

Total production by product type	68,921	$15,961	88,821	$20,527

U.S. production by channel
Correspondent lender and secondary market purchases	53,648	$12,529	77,040	$18,039
Direct lending	9,831	1,933	9,511	2,050
Mortgage brokers	3,612	1,125	385	90

Total U.S. production by channel	67,091	$15,587	86,936	$20,179

	2011		2010
Nine months ended September 30, ($ in millions)	Number of loans	Dollar amount of loans	Number of loans	Dollar amount of loans
Production by product type
Prime conforming	149,526	$33,858	144,280	$33,676
Prime nonconforming	1,350	1,143	1,415	1,196
Prime second-lien	—	—	—	—
Government	24,317	4,777	57,265	11,435
Nonprime	—	—	—	—

Total U.S. production	175,193	39,778	202,960	46,307
International production	4,668	969	5,264	984

Total production by product type	179,861	$40,747	208,224	$47,291

U.S. production by channel
Correspondent lender and secondary market purchases	143,893	$33,017	176,319	$40,683
Direct lending	24,620	4,763	26,034	5,478
Mortgage brokers	6,680	1,998	607	146

Total U.S. production by channel	175,193	$39,778	202,960	$46,307

The following table summarizes the primary mortgage loan-servicing portfolio.

($ in millions)	September 30, 2011	December 31, 2010
U.S. primary servicing portfolio
Prime conforming	$228,394	$220,762
Prime nonconforming	48,979	52,643
Prime second-lien	7,216	10,851
Government	49,102	48,550
Nonprime	21,512	22,874
International primary servicing portfolio	5,695	5,087

Total primary servicing portfolio (a)	$360,898	$360,767

(a)	Excludes loans for which we acted as a subservicer. Subserviced loans totaled $25.1 billion and $24.2 billion at September 30, 2011, and December 31, 2010, respectively.

For more information regarding our serviced mortgage assets, refer to Note 11 to the Condensed Consolidated Financial Statements.

Loans Outstanding

Consumer mortgage loans held-for-sale for our Origination and Servicing operations were as follows.

($ in millions)	September 30, 2011	December 31, 2010
Prime conforming	$2,520	$5,585
Prime nonconforming	—	—
Prime second-lien	—	—
Government (a)	3,336	3,434
Nonprime	—	—
International	507	351

Total	6,363	9,370
Net premiums	83	135
Fair value option election adjustment	67	(61)
Lower-of-cost or fair value adjustment	(5)	(2)

Total, net	$6,508	$9,442

(a)	Includes loans subject to conditional repurchase options of $2.4 billion and $2.3 billion sold to Ginnie Mae guaranteed securitizations at September 30, 2011, and December 31, 2010, respectively. The corresponding liability is recorded in accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet.

Consumer mortgage loans held-for-investment for our Origination and Servicing operations were as follows.

($ in millions)	September 30, 2011	December 31, 2010
Prime conforming	$—	$—
Prime nonconforming	2,622	2,068
Prime second-lien	—	—
Government	—	—
Nonprime	—	—
International	231	289

Total	2,853	2,357
Net premiums	16	11
Fair value option election adjustment	—	—
Allowance for loan losses	(15)	(14)

Total, net	$2,854	$2,354

Consumer mortgage loans held-for-sale for our Legacy Portfolio and Other operations were as follows.

($ in millions)	September 30, 2011	December 31, 2010
Prime conforming	$317	$336
Prime nonconforming	621	674
Prime second-lien	554	634
Government	17	18
Nonprime	594	637
International	21	13

Total (a)	2,124	2,312
Net discounts	(300)	(296)
Fair value option election adjustment	(24)	(1)
Lower-of-cost or fair value adjustment	(54)	(46)

Total, net (b)	$1,746	$1,969

(a)	Includes unpaid principal write-down of $1.6 billion and $1.8 billion at September 30, 2011, and December 31, 2010, respectively. The amounts are write-downs taken upon the transfer of mortgage loans from held-for-investment to held-for-sale during the fourth quarter of 2009 and charge-offs taken in accordance with our charge-off policy.
(b)	Includes loans subject to conditional repurchase options of $116 million and $146 million sold to off-balance sheet private-label securitizations at September 30, 2011, and December 31, 2010, respectively. The corresponding liability is recorded in accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet.

Consumer mortgage loans held-for-investment for our Legacy Portfolio and Other operations were as follows.

($ in millions)	September 30, 2011	December 31, 2010
Prime conforming	$289	$323
Prime nonconforming	5,415	6,059
Prime second-lien	2,301	2,642
Government	—	—
Nonprime	1,404	1,583
International	434	573

Total	9,843	11,180
Net premiums	20	26
Fair value option election adjustment	(1,698)	(1,890)
Allowance for loan losses	(495)	(542)

Total, net (a)	$7,670	$8,774

(a)	At September 30, 2011, and December 31, 2010, the carrying value of mortgage loans held-for-investment relating to securitization transactions accounted for as on-balance sheet securitizations and pledged as collateral totaled $841 million and $1.0 billion, respectively. The investors in these on-balance sheet securitizations have no recourse to our other assets beyond the loans pledged as collateral other than market customary representation and warranty provisions.

Mortgage Foreclosure Matters

Refer to Note 24 to the Condensed Consolidated Financial Statements for information related to these matters.

Corporate and Other

The following table summarizes the activities of Corporate and Other excluding discontinued operations for the periods shown. Corporate and Other includes our Commercial Finance Group, certain equity investments, the amortization of the discount associated with new debt issuances and bond exchanges, most notably from the December 2008 bond exchange, as well as other corporate activities, the residual impacts of our corporate FTP and treasury ALM activities, noninterest expenses associated with deposit gathering activities, and reclassifications and eliminations between the reportable operating segments.

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2011	2010	Favorable/ (unfavorable) % change	2011	2010	Favorable/ (unfavorable) % change
Net financing loss
Total financing revenue and other interest income	$26	$43	(40)	$114	$114	—
Interest expense
Original issue discount amortization	228	312	27	784	901	13
Other interest expense	209	284	26	689	768	10

Total interest expense	437	596	27	1,473	1,669	12

Net financing loss	(411)	(553)	26	(1,359)	(1,555)	13
Other revenue
Loss on extinguishment of debt	—	(2)	(100)	(64)	(123)	48
Other gain on investments, net	48	32	50	113	111	2
Other income, net of losses	(8)	4	n/m	123	(75)	n/m

Total other revenue (expense)	40	34	18	172	(87)	n/m
Total net expense	(371)	(519)	29	(1,187)	(1,642)	28
Provision for loan losses	(4)	(68)	(94)	(70)	(42)	67
Noninterest expense
Compensation and benefits expense	51	145	65	323	441	27
Other operating expense	30	(28)	n/m	16	(72)	(122)

Total noninterest expense	81	117	31	339	369	8
Loss from continuing operations before income tax expense	$(448)	$(568)	21	$(1,456)	$(1,969)	26

Total assets	$32,393	$28,637	13	$32,393	$28,637	13

n/m = not meaningful

The following table summarizes the components of net financing losses for Corporate and Other.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2011	2010	2011	2010
Original issue discount amortization (a)	$(228)	$(312)	$(784)	$(901)
Net impact of the FTP methodology
Cost of carry on the cash and investment portfolio	(151)	(180)	(449)	(422)
ALM/FTP cost of funds mismatch	(67)	(99)	(245)	(207)
Net other unallocated interest income (costs)	13	(16)	40	(123)

Total net impact of the FTP methodology	(205)	(295)	(654)	(752)
Other (including Commercial Finance Group net financing revenue)	22	54	79	98

Total net financing losses for Corporate and Other	$(411)	$(553)	$(1,359)	$(1,555)

(a)	The original issue discount associated with our 2008 bond exchange and cash tender offers in 2008 was $219 million and $753 million during the three months and nine months ended September 30, 2011, respectively, compared to $299 million and $867 million during the same periods in 2010. The remaining amount is attributable to new debt issuance discount amortization.

The following table presents the scheduled remaining amortization of the original issue discount at September 30, 2011.

Year ended December 31, ($ in millions)	2011 (a)	2012	2013	2014	2015	2016 and thereafter (b)	Total
Original issue discount
Outstanding balance	$2,193	$1,843	$1,580	$1,390	$1,334	$—
Total amortization (c)	141	350	264	190	56	1,333	$2,334
2008 bond exchange amortization (d)	133	320	241	166	43	1,178	2,081

(a)	Represents the remaining future original issue discount amortization expense to be taken during 2011.
(b)	The maximum annual scheduled amortization for any individual year is $158 million in 2030 of which $152 million is related to 2008 bond exchange amortization.
(c)	Amortization is included as interest on long-term debt on the Condensed Consolidated Statement of Income.
(d)	2008 bond exchange amortization is included in total amortization.

Loss from continuing operations before income tax expense for Corporate and Other was $448 million and $1.5 billion for the three months and nine months ended September 30, 2011, respectively, compared to $568 million and $2.0 billion for the three months and nine months ended September 30, 2010, respectively. Corporate and Other’s loss from continuing operations before income tax expense for both periods is driven by net financing losses, which primarily represents original issue discount amortization expense and the net impact of our FTP methodology, which includes the unallocated cost of maintaining our liquidity and investment portfolios and other unassigned funding costs and unassigned equity.

The improvements in the loss from continuing operations before income tax expense for the three months and nine months ended September 30, 2011, were primarily due to a decrease in OID amortization expense related to bond maturities and normal monthly amortization and an improvement in the net impact of the FTP methodology primarily as a result of a lower cost of carry on the cash and investment portfolio. Additionally, the nine months ended September 30, 2011, was favorably impacted by a $121 million gain on the early settlement of a loss holdback provision related to certain historical automotive whole-loan forward flow agreements and by a lower loss on the extinguishment of certain Ally debt (which included accelerated amortization of original issue discount of $50 million for the nine months ended September 30, 2011, compared to $101 million for the nine months ended September 30, 2010), partially offset by unfavorable net derivative activity.

Corporate and Other also includes the results of our Commercial Finance Group. Our Commercial Finance Group earned income from continuing operations before income tax expense of $24 million and $157 million for the three months and nine months ended September 30, 2011, respectively, compared to $119 million and $158 million for the three months and nine months ended September 30, 2010, respectively. The decrease for the three months ended September 30, 2011, was primarily due to the release of reserves related to the sale of the resort finance portfolio in September 2010 and the recovery of a litigation settlement in 2010. The nine months ended September 30, 2011, was also impacted by continued improvement in credit quality and a decrease in non-specific loss reserves driven by a decline in the size of the loan portfolio.

Cash and Securities

The following table summarizes the composition of the cash and securities portfolio held at fair value by Corporate and Other.

($ in millions)	September 30, 2011	December 31, 2010
Cash
Noninterest-bearing cash	$1,425	$1,637
Interest-bearing cash	12,947	7,964

Total cash	14,372	9,601

Trading securities
U.S. Treasury	—	75
Mortgage-backed	469	25
Asset-backed	—	93

Total trading securities	469	193

Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	668	3,097
States and political subdivisions	2	2
Foreign government	100	499
Mortgage-backed	6,032	4,973
Asset-backed	2,351	1,936
Other debt (a)	546	151

Total debt securities	9,699	10,658

Equity securities	4	—

Total available-for-sale securities	9,703	10,658

Total cash and securities	$24,544	$20,452

(a)	Includes intersegment eliminations.

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

Loan and Lease Exposure

The following table summarizes the exposures from our loan and lease activities.

($ in millions)	September 30, 2011	December 31, 2010
Finance receivables and loans
Global Automotive Services	$94,421	$86,888
Mortgage operations	12,752	13,423
Corporate and Other	1,539	2,102

Total finance receivables and loans	108,712	102,413
Held-for-sale loans
Global Automotive Services	464	—
Mortgage operations	8,254	11,411
Corporate and Other	27	—

Total held-for-sale loans	8,745	11,411

Total on-balance sheet loans	$117,457	$113,824

Off-balance sheet securitized loans
Global Automotive Services	$—	$—
Mortgage operations	329,834	326,830
Corporate and Other	—	—

Total off-balance sheet securitized loans	$329,834	$326,830

Operating lease assets
Global Automotive Services	$9,052	$9,128
Mortgage operations	—	—
Corporate and Other	—	—

Total operating lease assets	$9,052	$9,128

Serviced loans and leases
Global Automotive Services	$119,792	$115,358
Mortgage operations (a)	360,898	360,767
Corporate and Other	2,514	2,448

Total serviced loans and leases	$483,204	$478,573

(a)	Includes primary mortgage loan-servicing portfolio only.

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

Credit Risk Management

During the third quarter of 2011, the U.S. economy continued to moderately expand. Within the automotive markets, demand for new vehicles improved as supply disruptions alleviated and as borrowing conditions remained favorable. However, we continue to be cautious regarding the outlook for vehicle sales due to the uncertainty in U.S. and global economic growth expectations in the near term. We also continue to view housing and the mortgage market with caution, due to weak homes sales, high levels of supply, and continued price declines. As a result, these underlying uncertainties may affect our loan portfolio through the upcoming periods.

We have policies and practices that are committed to maintaining an independent and ongoing assessment of credit risk and quality. Our policies require an objective and timely assessment of the overall quality of the consumer and commercial loan and lease portfolios. This includes the identification of relevant trends that affect the collectability of the portfolios, segments of the portfolios that are potential problem areas, loans and leases with potential credit weaknesses, and assessment of the adequacy of internal credit risk policies and procedures to monitor compliance with relevant laws and regulations. In addition, we maintain limits and underwriting guidelines that reflect our risk appetite.

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

In response to the dynamic credit environment and other market conditions, we continued to follow a conservative lending policy across our lines of business, generally focusing our lending to more creditworthy borrowers. For example, our mortgage operations eliminated production of new home equity loans in 2009. During 2010, we also significantly limited production of loans that do not conform to the underwriting guidelines of the GSEs. In addition, effective January 2009, we ceased originating nonprime automotive financing volume through Nuvell, which commenced in 2002 and primarily focused on non-GM dealers.

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

For mortgage loans, as part of our participation in certain governmental programs, we offer mortgage loan modifications to qualified borrowers. We have also implemented periodic foreclosure moratoriums that are designed to provide borrowers with extra time to sort out their financial difficulties while allowing them to stay in their homes.

On-balance Sheet Portfolio

Our on-balance sheet portfolio includes both finance receivables and loans and held-for-sale loans. At September 30, 2011, this primarily included $94.9 billion of automobile finance receivables and loans and $21.0 billion of mortgage finance receivables and loans. Within our on-balance sheet portfolio, we have elected to account for certain mortgage loans at fair value. The valuation allowance recorded on fair value-elected loans is separate from the allowance for loan losses. Changes in the fair value of loans are classified as gain on mortgage and automotive loans, net, in the Condensed Consolidated Statement of Income.

During the nine months ended September 30, 2011, we further executed on our strategy of discontinuing and selling or liquidating nonstrategic operations. Refer to Note 2 to the Condensed Consolidated Financial Statements for additional information.

The following table presents our total on-balance sheet consumer and commercial finance receivables and loans reported at carrying value before allowance for loan losses.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more (b)
($ in millions)	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Consumer
Finance receivables and loans
Loans at historical cost	$69,974	$62,002	$575	$768	$4	$6
Loans at fair value	841	1,015	216	260	—	—

Total finance receivables and loans	70,815	63,017	791	1,028	4	6
Loans held-for-sale	8,718	11,411	2,985	3,273	67	25

Total consumer loans	79,533	74,428	3,776	4,301	71	31

Commercial
Finance receivables and loans
Loans at historical cost	37,897	39,396	402	740	—	—
Loans at fair value	—	—	—	—	—	—

Total finance receivables and loans	37,897	39,396	402	740	—	—
Loans held-for-sale	27	—	—	—	—	—

Total commercial loans	37,924	39,396	402	740	—	—

Total on-balance sheet loans	$117,457	$113,824	$4,178	$5,041	$71	$31

(a)	Includes nonaccrual troubled debt restructured loans of $857 million and $684 million at September 30, 2011, and December 31, 2010, respectively.
(b)	Generally, loans that are 90 days past due and still accruing represent loans with government guarantees. This includes troubled debt restructured loans classified as 90 days past due and still accruing of $38 million and $13 million at September 30, 2011, and December 31, 2010, respectively.

Total on-balance sheet loans outstanding at September 30, 2011, increased $3.6 billion to $117.5 billion from December 31, 2010, reflecting an increase of $5.1 billion in the consumer portfolio and a decrease of $1.5 billion in the commercial portfolio. The increase in total on-balance sheet loans outstanding from December 31, 2010, was the result of increased consumer automobile originations, which outpaced portfolio runoff, due to strong industry sales and automotive manufacturer penetration. The increase was partially offset by a decrease in mortgage originations in our consumer mortgage business and seasonality in our commercial automobile business.

The total TDRs outstanding at September 30, 2011, increased $483 million to $1.9 billion from December 31, 2010. This increase was driven primarily by our continued foreclosure prevention and loss mitigation procedures along with our participation in a variety of government modification programs. Additionally, the implementation of ASU 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, contributed to the increase. Refer to Notes 1 and 8 to the Condensed Consolidated Financial Statements for additional information.

Total nonperforming loans at September 30, 2011, decreased $863 million to $4.2 billion from December 31, 2010, reflecting a decrease of $525 million of consumer nonperforming loans and a decrease of $338 million of commercial nonperforming loans. The decrease in total nonperforming loans from December 31, 2010, was largely due to improvement within our consumer mortgage portfolio, improvement in dealer performance within our commercial automobile portfolio, and the continued wind-down of non-core commercial assets.

The following table includes consumer and commercial net charge-offs from finance receivables and loans at historical cost and related ratios reported at carrying value before allowance for loan losses.

	Three months ended September 30,				Nine months ended September 30,
	Net charge-offs		Net charge-off ratios (a)		Net charge-offs		Net charge-off ratios (a)
($ in millions)	2011	2010	2011	2010	2011	2010	2011	2010
Consumer
Finance receivables and loans at historical cost	$122	$204	0.7%	1.5%	$395	$641	0.8%	1.6%
Commercial
Finance receivables and loans at historical cost	1	130	—	1.4	38	318	0.1	1.2

Total finance receivables and loans at historical cost	$123	$334	0.5	1.4	$433	$959	0.5	1.4

(a)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the year for each loan category.

Our net charge-offs were $123 million and $433 million for the three months and nine months ended September 30, 2011, respectively, compared to $334 million and $959 million for the three months and nine months ended September 30, 2010, respectively. The decreases in net charge-offs were primarily driven by an improved mix of loans reflecting previously tightened underwriting standards. Loans held-for-sale are accounted for at the lower of cost or fair value, and therefore we do not record charge-offs.

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

Consumer Credit Portfolio

During the three months and nine months ended September 30, 2011, the credit performance of the consumer portfolio continued to improve overall as our nonperforming finance receivables and loans and charge-offs declined. For information on our consumer credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements in our 2010 Annual Report on Form 10-K.

The following table includes consumer finance receivables and loans recorded at historical cost reported at carrying value before allowance for loan losses.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more (b)
($ in millions)	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Domestic
Consumer automobile	$43,293	$34,604	$128	$129	$—	$—
Consumer mortgage
1st Mortgage	6,833	6,917	269	388	1	1
Home equity	3,179	3,441	60	61	—	—

Total domestic	53,305	44,962	457	578	1	1

Foreign
Consumer automobile	16,412	16,650	82	78	3	5
Consumer mortgage
1st Mortgage	257	390	36	112	—	—
Home equity	—	—	—	—	—	—

Total foreign	16,669	17,040	118	190	3	5

Total consumer finance receivables and loans	$69,974	$62,002	$575	$768	$4	$6

(a)	Includes nonaccrual troubled debt restructured loans of $189 million and $204 million at September 30, 2011, and December 31, 2010, respectively.
(b)	There were no troubled debt restructured loans classified as 90 days past due and still accruing at September 30, 2011, and December 31, 2010.

Total consumer outstanding finance receivables and loans increased $8.0 billion at September 30, 2011, compared with December 31, 2010. This increase was primarily driven by domestic automobile originations, which outpaced portfolio run-off, and due to strong industry sales.

Total consumer nonperforming finance receivables and loans at September 30, 2011, decreased $193 million to $575 million from December 31, 2010, reflecting a decrease of $196 million of consumer mortgage nonperforming finance receivables and loans and an increase of $3 million of consumer automotive nonperforming finance receivables and loans. Nonperforming consumer mortgage finance receivables and loans decreased primarily due to the continued run-off of lower quality legacy loans. Nonperforming consumer automotive finance receivables and loans slightly increased primarily due to the implementation of ASU 2011-02. Nonperforming consumer finance receivables and loans as a percentage of total outstanding consumer finance receivables and loans were 0.8% and 1.2% at September 30, 2011, and December 31, 2010, respectively.

Consumer domestic automotive loans accruing and past due 30 days or more decreased $120 million to $682 million at September 30, 2011, compared with December 31, 2010, primarily due to increased quality of newer vintages.

The following table includes consumer net charge-offs from finance receivables and loans at historical cost and related ratios reported at carrying value before allowance for loan losses.

	Three months ended September 30,				Nine months ended September 30,
	Net charge-offs		Net charge-off ratios (a)		Net charge-offs		Net charge-off ratios (a)
($ in millions)	2011	2010	2011	2010	2011	2010	2011	2010
Domestic
Consumer automobile	$52	$114	0.5%	1.6%	$185	$374	0.6%	2.0%
Consumer mortgage
1st Mortgage	29	37	1.7	2.1	90	100	1.7	1.9
Home equity	21	26	2.5	2.9	59	64	2.4	2.3

Total domestic	102	177	0.8	1.8	334	538	0.9	2.0

Foreign
Consumer automobile	19	26	0.4	0.7	58	100	0.5	0.8
Consumer mortgage
1st Mortgage	1	1	1.2	1.1	3	3	1.3	0.8
Home equity	—	—	—	—	—	—	—	—

Total foreign	20	27	0.4	0.7	61	103	0.5	0.8

Total consumer finance receivables and loans	$122	$204	0.7	1.5	$395	$641	0.8	1.6

(a)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the year for each loan category.

Our net charge-offs from total consumer automobile finance receivables and loans decreased $69 million and $231 million for the three months and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. The decreases in net charge-offs were primarily due to lower loss frequency, improvements in loss severity as a result of improved pricing in the used vehicle market, and continued strong customer recoveries.

Our net charge-offs from total consumer mortgage receivables and loans were $51 million and $152 million for the three months and nine months ended September 30, 2011, respectively, compared to $64 million and $167 million for the same periods in 2010. The decreases were driven by reduced net charge-offs within our consumer legacy mortgage portfolio reflecting the continued run-off of lower quality legacy loans.

The following table summarizes the total consumer loan originations at unpaid principal balance for the periods shown. Total consumer loan originations include loans classified as finance receivables and loans and loans held-for-sale during the period.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2011	2010	2011	2010
Domestic
Consumer automobile	$8,344	$7,315	$25,112	$19,785
Consumer mortgage
1st Mortgage	15,587	20,179	39,778	46,307
Home equity	—	—	—	—

Total domestic	23,931	27,494	64,890	66,092

Foreign
Consumer automobile	2,866	2,408	7,288	6,316
Consumer mortgage
1st Mortgage	374	348	970	986
Home equity	—	—	—	—

Total foreign	3,240	2,756	8,258	7,302

Total consumer loan originations	$27,171	$30,250	$73,148	$73,394

Total domestic automobile-originated loans increased $1.0 billion and $5.3 billion for the three months and nine months ended September 30, 2011, respectively, compared to the same periods in 2010, primarily due to strong industry sales and automotive manufacturer penetration.

Total domestic mortgage-originated loans decreased $4.6 billion and $6.5 billion for the three months and nine months ended September 30, 2011, respectively. The decreases for the three months and nine months ended September 30, 2011 were in part the result of lower industry volume and fewer government-insured residential mortgage loans.

Consumer loan originations retained on-balance sheet as held-for-investment were $11.7 billion and $33.5 billion for the three months and nine months ended September 30, 2011, respectively, and $9.9 billion and $24.5 billion for the three months and nine months ended September 30, 2010, respectively. The increases were primarily due to strong automotive industry sales and automotive manufacturer penetration in addition to increased balance sheet retention.

The following table shows the percentage of total consumer finance receivables and loans recorded at historical cost reported at carrying value before allowance for loan losses by state and foreign concentration. Total automobile loans were $59.7 billion and $51.3 billion at September 30, 2011, and December 31, 2010, respectively. Total mortgage and home equity loans were $10.3 billion and $10.7 billion at September 30, 2011, and December 31, 2010, respectively.

	September 30, 2011 (a)		December 31, 2010
	Automobile	1st Mortgage and home equity	Automobile	1st Mortgage and home equity
Texas	9.5%	5.3%	9.2%	4.4%
California	4.6	25.0	4.6	24.5
Florida	4.7	4.0	4.4	4.1
Michigan	3.9	4.8	3.7	5.0
Illinois	3.0	4.9	2.8	4.7
New York	3.5	2.3	3.4	2.4
Pennsylvania	3.4	1.6	3.2	1.7
Ohio	2.9	1.0	2.5	1.0
Georgia	2.4	1.8	2.2	1.8
North Carolina	2.2	2.1	2.0	2.0
Other United States	32.5	44.7	29.4	44.7
Canada	12.1	2.4	14.2	3.6
Germany	4.7	—	5.7	—
Brazil	4.6	—	5.2	—
Other foreign	6.0	0.1	7.5	0.1

Total consumer loans	100.0%	100.0%	100.0%	100.0%

(a)	Presentation is in descending order as a percentage of total consumer finance receivables and loans at September 30, 2011.

We monitor our consumer loan portfolio for concentration risk across the geographies in which we lend. The highest concentrations of loans in the United States were in Texas and California, which represented an aggregate of 16.5% of our total outstanding consumer finance receivables and loans at September 30, 2011.

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

Repossessed assets in our Automotive Finance operations at September 30, 2011, increased $19 million to $65 million from December 31, 2010. Foreclosed mortgage assets at September 30, 2011, decreased $54 million to $84 million from December 31, 2010.

Higher-Risk Mortgage Loans

During the three months and nine months ended September 30, 2011, we primarily focused our origination efforts on prime conforming and government-guaranteed mortgages in the United States and high-quality insured mortgages in Canada. However, we continued to hold mortgage loans originated in prior years that have features that expose us to potentially higher credit risk including high original loan-to-value mortgage loans (prime or nonprime), payment-option adjustable-rate mortgage loans (prime nonconforming), interest-only mortgage loans (classified as prime conforming or nonconforming for domestic production and prime nonconforming or nonprime for international production), and teaser-rate mortgages (prime or nonprime).

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

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2011	2010	2011	2010
High original loan-to-value (greater than 100%) mortgage loans	$—	$—	$—	$—
Payment-option adjustable-rate mortgage loans	—	—	—	—
Interest-only mortgage loans (a)	—	19	—	209
Below-market rate (teaser) mortgages	—	—	—	—

Total higher-risk mortgage loan production	$—	$19	$—	$209

(a)	As of June 2010, this product was no longer offered. The originations during the three months ended September 30, 2010 represent loans that were in the pipeline.

The following table summarizes mortgage finance receivables and loans by higher-risk loan type. These finance receivables and loans are recorded at historical cost and reported at carrying value before allowance for loan losses.

	Outstanding		Nonperforming		Accruing past due 90 days or more
($ in millions)	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
High original loan-to-value (greater than 100%) mortgage loans	$4	$5	$—	$—	$—	$—
Payment-option adjustable-rate mortgage loans	4	5	1	1	—	—
Interest-only mortgage loans (a)	3,083	3,681	144	207	—	—
Below-market rate (teaser) mortgages	257	284	5	4	—	—

Total higher-risk mortgage loans (b)	$3,348	$3,975	$150	$212	$—	$—

(a)	The majority of the interest-only mortgage loans are expected to start principal amortization in 2015 or beyond.
(b)	The majority of these loans are held by our Mortgage Legacy Portfolio and Other operations at September 30, 2011, and December 31, 2010.

The allowance for loan losses was $192 million or 5.7% of total higher-risk held-for-investment mortgage loans recorded at historical cost based on carrying value outstanding before allowance for loans losses at September 30, 2011.

The following table includes our five largest state concentrations based on our higher-risk mortgage finance receivables and loans recorded at historical cost and reported at carrying value before allowance for loan losses.

($ in millions)	High original loan-to-value (greater than 100%) mortgage loans	Payment-option adjustable-rate mortgage loans	Interest-only mortgage loans	Below-market rate (teaser) mortgages	All higher-risk loans
September 30, 2011
California	$—	$1	$792	$82	$875
Virginia	—	—	284	10	294
Maryland	—	—	224	6	230
Michigan	—	—	202	9	211
Illinois	—	—	162	8	170
All other domestic and foreign	4	3	1,419	142	1,568

Total higher-risk mortgage loans	$4	$4	$3,083	$257	$3,348

December 31, 2010
California	$—	$1	$993	$89	$1,083
Virginia	—	—	330	12	342
Maryland	—	—	256	7	263
Michigan	—	—	225	10	235
Illinois	—	—	197	8	205
All other domestic and foreign	5	4	1,680	158	1,847

Total higher-risk mortgage loans	$5	$5	$3,681	$284	$3,975

Commercial Credit Portfolio

During the three months and nine months ended September 30, 2011, the credit performance of the commercial portfolio improved as nonperforming finance receivables and loans and net charge-offs declined. For information on our commercial credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements in our 2010 Annual Report on Form 10-K.

The following table includes total commercial finance receivables and loans reported at carrying value before allowance for loan losses.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more (b)
($ in millions)	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Domestic
Commercial and industrial
Automobile	$24,227	$24,944	$118	$261	$—	$—
Mortgage	1,592	1,540	1	—	—	—
Other (c)	1,303	1,795	36	37	—	—
Commercial real estate
Automobile	2,137	2,071	68	193	—	—
Mortgage	—	1	—	1	—	—

Total domestic	29,259	30,351	223	492	—	—

Foreign
Commercial and industrial
Automobile	8,163	8,398	107	35	—	—
Mortgage	24	41	24	40	—	—
Other (c)	240	312	13	97	—	—
Commercial real estate
Automobile	185	216	12	6	—	—
Mortgage	26	78	23	70	—	—

Total foreign	8,638	9,045	179	248	—	—

Total commercial finance receivables and loans	$37,897	$39,396	$402	$740	$—	$—

(a)	Includes nonaccrual troubled debt restructured loans of $42 million and $9 million at September 30, 2011, and December 31, 2010, respectively.
(b)	There were no troubled debt restructured loans classified as 90 days past due and still accruing September 30, 2011, and December 31, 2010.
(c)	Other commercial primarily includes senior secured commercial lending.

Total commercial finance receivables and loans outstanding decreased $1.5 billion to $37.9 billion at September 30, 2011, from December 31, 2010. Commercial and industrial outstandings decreased due, in part, to seasonality in dealer inventory as well as the continued wind-down of non-core commercial assets.

Total commercial nonperforming finance receivables and loans were $402 million at September 30, 2011, a decrease of $338 million compared to December 31, 2010, primarily due to improvement in dealer performance and continued wind-down on non-core commercial assets. Total nonperforming commercial finance receivables and loans as a percentage of outstanding commercial finance receivables and loans were 1.1% and 1.9% at September 30, 2011, and December 31, 2010, respectively.

The following table includes total commercial net charge-offs from finance receivables and loans at historical cost and related ratios reported at carrying value before allowance for loan losses.

	Three months ended September 30,				Nine months ended September 30,
	Net charge-offs		Net charge-off ratios (a)		Net charge-offs		Net charge-off ratios (a)
($ in millions)	2011	2010	2011	2010	2011	2010	2011	2010
Domestic
Commercial and industrial
Automobile	$2	$8	—%	0.1%	$7	$14	—%	0.1%
Mortgage	(3)	(1)	(0.8)	(0.2)	(1)	(3)	(0.2)	(0.3)
Other	2	80	0.4	13.8	(1)	150	(0.1)	8.0
Commercial real estate
Automobile	1	7	0.2	1.4	4	36	0.2	2.3
Mortgage	—	—	—	—	(1)	41	n/m	133.8

Total domestic	2	94	—	1.3	8	238	—	1.2

Foreign
Commercial and industrial
Automobile	(3)	8	(0.2)	0.4	—	11	—	0.2
Mortgage	—	—	—	—	8	—	30.7	—
Other	(2)	19	(2.7)	19.7	2	49	1.1	17.6
Commercial real estate
Automobile	—	—	—	—	—	2	—	1.2
Mortgage	4	9	46.8	32.9	20	18	52.0	19.0

Total foreign	(1)	36	—	1.6	30	80	0.4	1.2

Total commercial finance receivables and loans	$1	$130	—	1.4	$38	$318	0.1	1.2

n/m = not meaningful

(a)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the year for each loan category.

Our net charge-offs from commercial finance receivables and loans totaled $1 million and $38 million for the three months and nine months ended September 30, 2011, respectively, compared to $130 million and $318 million for the same periods in 2010. The decreases in net charge-offs were largely driven by an improved mix of loans in the existing portfolio driven by the wind-down of certain commercial real estate and resort finance assets in prior periods and improvement in dealer performance.

Commercial Real Estate

The commercial real estate portfolio consists of finance receivables and loans issued primarily to automotive dealers and related real estate firms. Commercial real estate finance receivables and loans remained flat at $2.4 billion at September 30, 2011, and December 31, 2010.

The following table shows the percentage of total commercial real estate finance receivables and loans by geographic region and property type. These finance receivables and loans are reported at carrying value before allowance for loan losses.

	September 30, 2011	December 31, 2010
Geographic region
Texas	12.7%	10.5%
Florida	11.1	10.3
Michigan	10.1	10.1
California	9.3	9.6
Virginia	4.5	4.4
New York	3.7	3.8
Oregon	3.4	3.1
Pennsylvania	3.1	3.7
Georgia	2.8	2.7
Alabama	2.6	2.4
Other United States	27.8	26.9
Canada	4.5	4.4
United Kingdom	2.7	5.0
Mexico	1.4	2.4
Other foreign	0.3	0.7

Total commercial real estate finance receivables and loans	100.0%	100.0%

Property type
Automobile dealerships	98.9%	91.8%
Residential	0.8	2.5
Land and land development	0.3	0.8
Other	0.0	4.9

Total commercial real estate finance receivables and loans	100.0%	100.0%

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

	September 30, 2011	December 31, 2010
Industry
Automotive	82.0%	66.5%
Real estate	4.6	12.1
Manufacturing	2.6	3.5
Services	2.4	1.9
Bank and finance companies	2.3	1.0
Retail	1.7	1.5
Electronics	1.1	1.2
Food	1.0	0.4
All other	2.3	11.9

Total commercial criticized finance receivables and loans	100.0%	100.0%

Total criticized exposures declined $596 million to $3.0 billion at September 30, 2011 from December 31, 2010, primarily due to the continued wind-down of non-core commercial assets in the real estate and health/medical (within All other) industries. The increase in our automotive criticized concentration rate was driven primarily by the decrease in overall criticized outstanding.

Allowance for Loan Losses

The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans.

Three months ended September 30, 2011 ($ in millions)	Consumer automobile	Consumer mortgage	Total consumer	Commercial	Total
Balance at July 1, 2011	$911	$558	$1,469	$270	$1,739
Charge-offs
Domestic	(97)	(54)	(151)	(6)	(157)
Foreign	(37)	(2)	(39)	(7)	(46)

Total charge-offs	(134)	(56)	(190)	(13)	(203)

Recoveries
Domestic	45	4	49	4	53
Foreign	18	1	19	8	27

Total recoveries	63	5	68	12	80

Net charge-offs	(71)	(51)	(122)	(1)	(123)
Provision for loan losses	53	25	78	(29)	49
Other	(42)	—	(42)	(2)	(44)

Balance at September 30, 2011	$851	$532	$1,383	$238	$1,621

Allowance for loan losses to finance receivables and loans outstanding at September 30, 2011 (a)	1.4%	5.2%	2.0%	0.6%	1.5%
Net charge-offs to average finance receivables and loans outstanding at September 30, 2011 (a)	0.5%	2.0%	0.7%	—%	0.5%
Allowance for loan losses to total nonperforming finance receivables and loans at September 30, 2011 (a)	404.5%	145.7%	240.3%	59.2%	165.8%
Ratio of allowance for loans losses to net charge-offs at September 30, 2011	3.0	2.6	2.8	58.0	3.3

(a)	Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the unpaid principal balance, net of premiums and discounts.

Three months ended September 30, 2010 ($ in millions)	Consumer automobile	Consumer mortgage	Total consumer	Commercial	Total
Balance at July 1, 2010	$1,120	$659	$1,779	$598	$2,377
Charge-offs
Domestic	(179)	(69)	(248)	(98)	(346)
Foreign	(45)	(1)	(46)	(38)	(84)

Total charge-offs	(224)	(70)	(294)	(136)	(430)

Recoveries
Domestic	65	6	71	4	75
Foreign	19	—	19	2	21

Total recoveries	84	6	90	6	96

Net charge-offs	(140)	(64)	(204)	(130)	(334)
Provision for loan losses	58	28	86	(77)	9
Discontinued operations	—	—	—	(1)	(1)
Other	12	1	13	(10)	3

Balance at September 30, 2010	$1,050	$624	$1,674	$380	$2,054

Allowance for loan losses to finance receivables and loans outstanding at September 30, 2010 (a)	2.3%	5.6%	2.9%	1.0%	2.1%
Net charge-offs to average finance receivables and loans outstanding at September 30, 2010 (a)	1.3%	2.3%	1.5%	1.4%	1.4%
Allowance for loan losses to total nonperforming finance receivables and loans at September 30, 2010 (a)	521.8%	102.9%	207.3%	48.4%	129.0%
Ratio of allowance for loans losses to net charge-offs at September 30, 2010	1.9	2.4	2.0	0.7	1.5

(a)	Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the unpaid principal balance, net of premiums and discounts.

Nine months ended September 30, 2011 ($ in millions)	Consumer automobile	Consumer mortgage	Total consumer	Commercial	Total
Balance at January 1, 2011	$970	$580	$1,550	$323	$1,873
Charge-offs
Domestic	(331)	(162)	(493)	(24)	(517)
Foreign	(112)	(4)	(116)	(55)	(171)

Total charge-offs	(443)	(166)	(609)	(79)	(688)

Recoveries
Domestic	146	13	159	16	175
Foreign	54	1	55	25	80

Total recoveries	200	14	214	41	255

Net charge-offs	(243)	(152)	(395)	(38)	(433)
Provision for loan losses	157	104	261	(48)	213
Other	(33)	—	(33)	1	(32)

Balance at September 30, 2011	$851	$532	$1,383	$238	$1,621

Allowance for loan losses to finance receivables and loans outstanding at September 30, 2011 (a)	1.4%	5.2%	2.0%	0.6%	1.5%
Net charge-offs to average finance receivables and loans outstanding at September 30, 2011 (a)	0.6%	1.9%	0.8%	0.1%	0.5%
Allowance for loan losses to total nonperforming finance receivables and loans at September 30, 2011 (a)	404.5%	145.7%	240.3%	59.2%	165.8%
Ratio of allowance for loans losses to net charge-offs at September 30, 2011	2.6	2.6	2.6	4.7	2.8

(a)	Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the unpaid principal balance, net of premiums and discounts.

Nine months ended September 30, 2010 ($ in millions)	Consumer automobile	Consumer mortgage	Total consumer	Commercial	Total
Balance at January 1, 2010	$1,024	$640	$1,664	$781	$2,445
Cumulative effect of change in accounting principles (a)	222	—	222	—	222
Charge-offs
Domestic	(616)	(179)	(795)	(250)	(1,045)
Foreign	(154)	(3)	(157)	(91)	(248)

Total charge-offs	(770)	(182)	(952)	(341)	(1,293)

Recoveries
Domestic	242	15	257	12	269
Foreign	54	—	54	11	65

Total recoveries	296	15	311	23	334

Net charge-offs	(474)	(167)	(641)	(318)	(959)
Provision for loan losses	285	142	427	(56)	371
Discontinued operations	5	—	5	(3)	2
Other	(12)	9	(3)	(24)	(27)

Balance at September 30, 2010	$1,050	$624	$1,674	$380	$2,054

Allowance for loan losses to finance receivables and loans outstanding at September 30, 2010 (b)	2.3%	5.6%	2.9%	1.0%	2.1%
Net charge-offs to average finance receivables and loans outstanding at September 30, 2010 (b)	1.6%	2.0%	1.6%	1.2%	1.4%
Allowance for loan losses to total nonperforming finance receivables and loans at September 30, 2010 (b)	521.8%	102.9%	207.3%	48.4%	129.0%
Ratio of allowance for loans losses to net charge-offs at September 30, 2010	1.7	2.8	2.0	0.9	1.6

(a)	Includes adjustment to the allowance due to adoption of ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.
(b)	Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the unpaid principal balance, net of premiums and discounts.

The allowance for consumer loan losses at September 30, 2011, declined $291 million compared to September 30, 2010, reflecting the continued improved asset mix with higher quality recent vintages, the continued runoff of Nuvell and other liquidating portfolios, as well as improved loss performance.

The allowance for commercial loan losses declined $142 million at September 30, 2011, compared to September 30, 2010, primarily related to improved portfolio credit quality and lower levels of receivables.

Allowance for Loan Losses by Type

The following table summarizes the allocation of the allowance for loan losses by product type.

	2011			2010
September 30, ($ in millions)	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of allowance for loan losses	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of allowance for loan losses
Consumer
Domestic
Consumer automobile	$687	1.6	42.4	$851	2.8	41.4
Consumer mortgage
1st Mortgage	275	4.0	17.0	351	4.9	17.1
Home equity	256	8.0	15.8	271	7.6	13.2

Total domestic	1,218	2.3	75.2	1,473	3.6	71.7

Foreign
Consumer automobile	164	1.0	10.1	199	1.2	9.7
Consumer mortgage
1st Mortgage	1	0.4	0.1	2	0.5	0.1
Home equity	—	—	—	—	—	—

Total foreign	165	1.0	10.2	201	1.2	9.8

Total consumer loans	1,383	2.0	85.4	1,674	2.9	81.5

Commercial
Domestic
Commercial and industrial
Automobile	54	0.2	3.3	70	0.3	3.4
Mortgage	1	—	—	1	0.1	0.1
Other	66	5.1	4.1	117	5.7	5.7
Commercial real estate
Automobile	53	2.5	3.3	51	2.5	2.5
Mortgage	—	—	—	4	77.2	0.2

Total domestic	174	0.6	10.7	243	0.8	11.9

Foreign
Commercial and industrial
Automobile	51	0.6	3.1	30	0.4	1.5
Mortgage	5	22.6	0.3	22	29.2	1.1
Other	1	0.4	0.1	49	13.2	2.3
Commercial real estate
Automobile	2	1.1	0.1	3	1.0	0.1
Mortgage	5	17.3	0.3	33	35.9	1.6

Total foreign	64	0.7	3.9	137	1.6	6.6

Total commercial loans	238	0.6	14.6	380	1.0	18.5

Total allowance for loan losses	$1,621	1.5	100.0	$2,054	2.1	100.0

Provision for Loan Losses

The following table summarizes the provision for loan losses by product type.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2011	2010	2011	2010
Consumer
Domestic
Consumer automobile	$39	$54	$125	$230
Consumer mortgage
1st Mortgage	10	(15)	44	57
Home equity	15	42	57	83

Total domestic	64	81	226	370

Foreign
Consumer automobile	14	4	32	55
Consumer mortgage
1st Mortgage	—	1	3	2
Home equity	—	—	—	—

Total foreign	14	5	35	57

Total consumer loans	78	86	261	427

Commercial
Domestic
Commercial and industrial
Automobile	(21)	1	(10)	15
Mortgage	(2)	(2)	(1)	(12)
Other	(1)	(66)	(32)	(36)
Commercial real estate
Automobile	10	—	3	—
Mortgage	(1)	—	(1)	(9)

Total domestic	(15)	(67)	(41)	(42)

Foreign
Commercial and industrial
Automobile	(19)	(6)	18	(8)
Mortgage	—	—	(1)	2
Other	(3)	(2)	(38)	(6)
Commercial real estate
Automobile	—	—	—	—
Mortgage	8	(2)	14	(2)

Total foreign	(14)	(10)	(7)	(14)

Total commercial loans	(29)	(77)	(48)	(56)

Total provision for loans losses	$49	$9	$213	$371

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

We maintain available liquidity in the form of cash, highly liquid unencumbered securities and available credit facility capacity that, taken together, are intended to allow us to operate and to meet our contractual obligations in the event of market-wide disruptions and enterprise-specific events. We maintain available liquidity at various entities, including Ally Bank and Ally Financial Inc., the parent company, and consider regulatory and tax restrictions that may limit our ability to transfer funds across entities. At September 30, 2011, we maintained $25.9 billion of total available parent company liquidity and $13.6 billion of total available liquidity at Ally Bank. To optimize cash and secured facility capacity between entities, the parent company lends cash to Ally Bank from time to time under an intercompany loan agreement. At September 30, 2011, $2.2 billion was outstanding under the intercompany loan agreement. Amounts outstanding are repayable to the parent company upon demand, subject to five days notice. As a result, this amount is included in the parent company available liquidity and excluded from the available liquidity at Ally Bank in the above amounts. For this purpose, parent company includes our consolidated operations less our Insurance operations, ResCap, and Ally Bank.

Funding Strategy

Our liquidity and ongoing profitability are largely dependent on our timely access to funding and the costs associated with raising funds in different segments of the capital markets and raising deposits. We continue to be extremely focused on maintaining and enhancing our liquidity. Our funding strategy largely focuses on the development of diversified funding sources across a global investor base to meet all our liquidity needs throughout different market cycles, including periods of financial distress. These funding sources include unsecured debt capital markets, public and private asset-backed securitizations, whole-loan asset sales, domestic and international committed and uncommitted credit facilities, brokered certificates of deposits, and retail deposits. We also supplement these sources with a modest amount of short-term borrowings, including Demand Notes, unsecured bank loans, and repurchase arrangements. The diversity of our funding sources enhances funding flexibility, limits dependence on any one source, and results in a more cost-effective strategy over the long term. We evaluate funding markets on an ongoing basis to achieve an appropriate balance of unsecured and secured funding sources and the maturity profiles of both. In addition, we further distinguish our funding strategy between bank funding and holding company or nonbank funding.

In addition, the FDIC indicated that it expected us to diversify Ally Bank’s overall funding in order to reduce reliance on any one source of funding and to achieve a well-balanced funding portfolio across a spectrum of risk, duration, and cost of funds characteristics. Over the past few years, we have been focused on diversifying our funding sources, in particular at Ally Bank by expanding its securitization programs, both public and through private committed credit facilities, extending the maturity profile of our brokered deposit portfolio while not exceeding a $10 billion portfolio, establishing repurchase agreements, and continuing to access funds from the Federal Home Loan Banks.

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

Ally Bank

Ally Bank raises deposits directly from customers through the direct banking channel via the internet and over the telephone. Ally Bank provides our automotive finance and mortgage loan operations with a stable and low-cost funding source. At September 30, 2011, Ally Bank had $38.9 billion of total external deposits, including $26.3 billion of retail deposits. We expect that our cost of funds will continue to improve over time as our deposit base grows.

At September 30, 2011, Ally Bank maintained cash liquidity of $4.5 billion and highly liquid U.S. federal government and U.S. agency securities of $5.2 billion, excluding certain securities that were encumbered at September 30, 2011. In addition, at September 30, 2011, Ally Bank had unused capacity in committed secured funding facilities of $6.1 billion, including an equal allocation of shared unused capacity of $4.0 billion from a facility also available to the parent company. Our ability to access this unused capacity depends on having eligible assets to collateralize the incremental funding and, in some instances, the execution of interest rate hedges.

Maximizing bank funding continues to be a key part of our long-term liquidity strategy. We have made significant progress in migrating assets to Ally Bank and growing our retail deposit base since becoming a bank holding company in December 2008. Growth in retail deposits is key to further reducing our cost of funds and decreasing our reliance on the capital markets and other sources of funding. We believe deposits provide a low-cost source of funds that are less sensitive to interest rate changes, market volatility, or changes in our credit ratings than other funding sources. We have continued to expand our deposit gathering efforts through our direct and indirect marketing channels. Current retail product offerings consist of a variety of savings products including certificates of deposits (CDs), savings accounts, money market accounts, IRA deposit products, as well as an online checking product. In addition, we have brokered deposits, which are obtained through third-party intermediaries. In the first nine months of 2011, the deposit base at Ally Bank grew nearly $5.0 billion, ending the quarter at $38.9 billion from $33.9 billion at December 31, 2010. At September 30, 2011, deposit liabilities constituted 32% of our total funding, as compared to 14% just a few years ago at the end of 2008. The growth in deposits has been primarily attributable to our retail deposit portfolio. Strong retention rates continue to materially contribute to our growth in retail deposits. In the third quarter of 2011, we retained 91% of CD balances up for renewal during the same period. In addition to retail and brokered deposits, Ally Bank had access to funding through a variety of other sources including FHLB advances, public securitizations, private secured funding arrangements, and the Federal Reserve’s Discount Window. At September 30, 2011, debt outstanding from the FHLB totaled $4.1 billion with no debt outstanding from the Federal Reserve. Also, as part of our liquidity and funding plans, Ally Bank utilizes certain securities as collateral to access funding from repurchase agreements with third parties. Repurchase agreements are generally short-term and often occur overnight. Funding from repurchase agreements is accounted for as debt on our Condensed Consolidated Balance Sheet. At September 30, 2011, and December 31, 2010, Ally Bank had no debt outstanding under repurchase agreements.

Refer to Note 13 to the Condensed Consolidated Financial Statements for a summary of deposit funding by type.

The following table shows Ally Bank’s number of accounts and deposit balances by type as of the end of each quarter since 2010.

($ in millions)	3rd Quarter 2011	2nd Quarter 2011	1st Quarter 2011	4th Quarter 2010	3rd Quarter 2010	2nd Quarter 2010	1st Quarter 2010
Number of retail accounts	919,670	851,991	798,622	726,104	676,419	616,665	573,388
Deposits
Retail	$26,254	$24,562	$23,469	$21,817	$20,504	$18,690	$17,672
Brokered	9,911	9,903	9,836	9,992	9,978	9,858	9,757
Other (a)	2,704	2,405	2,064	2,108	2,538	2,267	1,914

Total deposits	$38,869	$36,870	$35,369	$33,917	$33,020	$30,815	$29,343

(a)	Other deposits include mortgage escrow and other deposits (excluding intercompany deposits).

In addition to building a larger deposit base, we continue to remain active in the securitization markets to finance our Ally Bank automotive loan portfolios. During the third quarter of 2011, Ally Bank completed two transactions and raised $1.8 billion of secured funding backed by retail and dealer floorplan automotive loans. In the first nine months of 2011, Ally Bank has completed nine transactions and raised $7.6 billion of secured funding backed by retail and dealer floorplan automotive loans, as well as consumer leases. While deposits provide for a more stable funding base, our efficiencies in securitization have resulted in a reduction in the cost of funds achieved through secured funding transactions, making them a very attractive source of funding. For retail automotive loans and leases, the primary reason why securitizations are an attractive funding source is that the term structure locks in funding for a specified pool of loans and leases for the life of the underlying asset. Once a pool of retail automotive loans are selected and placed into a securitization, the underlying assets will have no bearing on any incremental liquidity risk. Also in the third quarter of 2011, we raised $1.5 billion from a whole loan sale of U.S. retail automotive loans. We manage the execution risk arising from secured funding by maintaining a diverse investor base and maintaining capacity in our committed secured facilities. At September 30, 2011, Ally Bank had exclusive access to $9.5 billion of funding capacity from committed credit facilities. Ally Bank also had access to a $4.1 billion committed facility that is shared with the parent company.

Nonbank Funding

At September 30, 2011, the parent company maintained cash liquidity of $10.1 billion and unused capacity in committed credit facilities of $15.7 billion, including an equal allocation of shared unused capacity of $4.0 billion from a facility also available to Ally Bank. The unused capacity amount at September 30, 2011, also includes $1.5 billion from forward flow sale commitments to fund future asset originations in Brazil and $2.4 billion from two new Ally Credit Canada facilities completed in the third quarter that was utilized in early October to refinance existing debt outstanding; therefore, management did not consider the Ally Credit Canada facilities amounts as available liquidity at September 30, 2011. Our ability to access unused capacity in secured facilities depends on having eligible assets to collateralize the incremental funding and, in some instances, the execution of interest rate hedges. Funding sources at the parent company generally consist of longer-term unsecured debt, committed credit facilities, asset-backed securitizations, and a modest amount of short-term borrowings. For this purpose, parent company includes our consolidated operations less our Insurance operations, ResCap, and Ally Bank.

In the first nine months of 2011, we have completed a total of $3.8 billion in funding through the debt capital markets. We will continue to access the unsecured debt capital markets on an opportunistic basis to help pre-fund upcoming debt maturities. In addition, we offer short-term and long-term unsecured debt through a retail debt program known as SmartNotes. SmartNotes are floating-rate instruments with fixed-maturity dates ranging from 9 months to 30 years that we have issued through a network of participating broker-dealers. There were $9.4 billion and $9.8 billion of SmartNotes outstanding at September 30, 2011, and December 31, 2010, respectively.

We also obtain short-term unsecured funding from the sale of floating-rate demand notes under our Demand Notes program. The holder has the option to require us to redeem these notes at any time without restriction. Demand Notes outstanding were $2.6 billion at September 30, 2011, compared to $2.0 billion at December 31, 2010. Unsecured short-term bank loans also provide short-term funding. At September 30, 2011, we had $4.3 billion in short-term unsecured debt outstanding, an increase of $0.1 billion from December 31, 2010. Refer to Note 14 and Note 15 to the Condensed Consolidated Financial Statements for additional information about our outstanding short-term borrowings and long-term unsecured debt, respectively.

Secured funding is also a significant source of financing at the parent company. In the United States, we completed a private securitization transaction that raised $3.6 billion of funding and we completed a new revolving secured credit facility that provides $1.0 billion of capacity in the third quarter. Internationally in the third quarter, we completed three new secured revolving credit facilities that provided $4.0 billion of capacity at September 30, 2011. We continue to maintain significant credit capacity at the parent company to fund automotive-related assets, including a $7.5 billion syndicated facility that can fund U.S. and Canadian automotive retail and commercial loans, as well as leases. In addition to this facility, there are a variety of others that provide funding in various countries. At September 30, 2011, there was a total of $25.1 billion of committed capacity available exclusively for the parent company in various facilities around the globe.

Funding Developments

During the first nine months of 2011, we have completed funding transactions totaling nearly $32 billion, and renewed key existing funding facilities as we realized ready access to both the public and private markets. Key funding highlights from the first nine months of 2011 were as follows:

•	We issued $3.8 billion of public term unsecured debt.

•	We raised $16.3 billion from the sale of asset-backed securities publicly and privately in multiple jurisdictions and raised $2.8 billion from whole loan sales of U.S. retail automotive loans.

•	We created $9.0 billion of new funding capacity from the completion of new facilities and increases to existing facilities.

•	We renewed $18.9 billion of key funding facilities that fund our Automotive Finance and Mortgage operations.

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

($ in millions)	Bank	Nonbank	Total	%
September 30, 2011
Secured financings	$23,280	$25,047	$48,327	35
Institutional term debt	—	23,047	23,047	16
Retail debt programs (a)	—	14,437	14,437	10
Temporary Liquidity Guarantee Program (TLGP)	—	7,400	7,400	5
Bank loans and other	1	2,195	2,196	2

Total debt (b)	23,281	72,126	95,407	68
Deposits (c)	38,869	5,457	44,326	32

Total on-balance sheet funding	$62,150	$77,583	$139,733	100

Off-balance sheet securitizations Mortgage loans	$—	$63,164	$63,164

December 31, 2010
Secured financings	$20,199	$22,193	$42,392	32
Institutional term debt	—	27,257	27,257	21
Retail debt programs (a)	—	14,249	14,249	10
Temporary Liquidity Guarantee Program (TLGP)	—	7,400	7,400	6
Bank loans and other	1	2,374	2,375	2

Total debt (b)	20,200	73,473	93,673	71
Deposits (c)	33,917	5,131	39,048	29

Total on-balance sheet funding	$54,117	$78,604	$132,721	100

Off-balance sheet securitizations Mortgage loans	$—	$69,356	$69,356

(a)	Primarily includes $9.4 billion and $9.8 billion of Ally SmartNotes at September 30, 2011, and December 31, 2010, respectively.
(b)	Excludes fair value adjustment as described in Note 15 to the Condensed Consolidated Financial Statements.
(c)	Bank deposits include retail, brokered, mortgage escrow, and other deposits. Nonbank deposits include dealer wholesale deposits and deposits at ResMor Trust. Intercompany deposits are not included.

Refer to Note 15 to the Condensed Consolidated Financial Statements for a summary of the scheduled maturity of long-term debt at September 30, 2011.

Funding Facilities

We utilize both committed and uncommitted credit facilities. The financial institutions providing the uncommitted facilities are not legally obligated to advance funds under them. The amounts outstanding under our various funding facilities are included on our Condensed Consolidated Balance Sheet.

The total capacity in our committed funding facilities is provided by banks and other financial institutions through private transactions. The committed secured funding facilities can be revolving in nature and allow for additional funding during the commitment period, or they can be amortizing and do not allow for any further funding after the closing date. At September 30, 2011, $34.7 billion of our $40.1 billion of committed capacity was revolving. Our revolving facilities generally have an original tenor ranging from 364 days to two years. As of September 30, 2011, we had $16.8 billion of committed funding capacity with a remaining tenor greater than 364 days, which is an increase of $4.6 billion from June 30, 2011.

Committed Funding Facilities

	Outstanding		Unused capacity (a)		Total capacity
($ in billions)	Sept. 30, 2011	Dec. 31, 2010	Sept. 30, 2011	Dec. 31, 2010	Sept. 30, 2011	Dec. 31, 2010
Bank funding
Secured	$5.4	$6.4	$4.1	$1.9	$9.5	$8.3
Nonbank funding
Unsecured
Automotive Finance operations	0.3	0.8	0.5	—	0.8	0.8
Secured
Automotive Finance operations (b)	11.1	8.3	13.2	9.1	24.3	17.4
Mortgage operations	0.8	1.0	0.6	0.6	1.4	1.6

Total nonbank funding	12.2	10.1	14.3	9.7	26.5	19.8
Shared capacity (c)	0.1	0.2	4.0	3.9	4.1	4.1

Total committed facilities	$17.7	$16.7	$22.4	$15.5	$40.1	$32.2

(a)	Funding from committed secured facilities is available on request in the event excess collateral resides in certain facilities or is available to the extent incremental collateral is available and contributed to the facilities.
(b)	Unused capacity includes forward flow sale commitments to fund future asset originations in Brazil totaling $1.5 billion at September 30, 2011, and $1.2 billion at December 31, 2010. Also included at September 30, 2011, was unused capacity of $2.4 billion from two new Ally Credit Canada facilities completed in the third quarter that was substantially utilized in early October to refinance existing debt outstanding.
(c)	Funding is generally available for assets originated by Ally Bank or the parent company, Ally Financial Inc.

Uncommitted Funding Facilities

	Outstanding		Unused capacity		Total capacity
($ in billions)	Sept. 30, 2011	Dec. 31, 2010	Sept. 30, 2011	Dec. 31, 2010	Sept. 30, 2011	Dec. 31, 2010
Bank funding
Secured
Federal Reserve funding programs	$—	$—	$3.2	$4.0	$3.2	$4.0
FHLB advances	4.1	5.3	1.7	0.2	5.8	5.5

Total bank funding	4.1	5.3	4.9	4.2	9.0	9.5

Nonbank funding
Unsecured
Automotive Finance operations	1.7	1.4	0.5	0.6	2.2	2.0
Secured
Automotive Finance operations	0.1	0.1	0.1	—	0.2	0.1
Mortgage operations	—	—	0.1	0.1	0.1	0.1

Total nonbank funding	1.8	1.5	0.7	0.7	2.5	2.2

Total uncommitted facilities	$5.9	$6.8	$5.6	$4.9	$11.5	$11.7

Bank Funding Facilities

Facilities for Automotive Finance Operations — Secured

At September 30, 2011, Ally Bank had exclusive access to $9.5 billion of funding capacity from committed credit facilities. Ally Bank’s largest facility is a $7.5 billion revolving syndicated credit facility secured by automotive receivables. At September 30, 2011, the amount outstanding under this facility was $3.9 billion. Ally Bank also had access to a $4.1 billion committed facility that is shared with the parent company. In the event these facilities are not renewed, the outstanding debt will be repaid over time as the underlying collateral amortizes.

Nonbank Funding Facilities

Facilities for Automotive Finance Operations — Unsecured

Revolving credit facilities — At September 30, 2011, we maintained $486 million of commitments in our U.S. unsecured revolving credit facility maturing June 2012. We also maintained $263 million of committed unsecured bank facilities in Canada and $71 million in Europe. The Canadian facilities expire in June 2012 and the European facility expires in March 2012.

Facilities for Automotive Finance Operations — Secured

The parent company’s largest facility is a $7.5 billion revolving syndicated credit facility secured by U.S. and Canadian automotive receivables. In the event this facility is not renewed at maturity, the outstanding debt will be repaid over time as the underlying collateral amortizes. At September 30, 2011, there was no debt outstanding under this facility.

In addition to our syndicated revolving credit facility, we also maintain various bilateral and multilateral secured credit facilities in multiple countries that fund our Automotive Finance operations. These are primarily private securitization facilities that fund a specific pool of automotive assets. Many of the facilities have revolving commitments and allow for the funding of additional assets during the commitment period. At September 30, 2011, the parent company maintained exclusive access to $24.3 billion of committed secured credit facilities to fund automotive assets and also had access to a $4.1 billion committed facility that is shared with Ally Bank.

Facilities for Mortgage Operations — Secured

At September 30, 2011, we had capacity of $500 million to fund eligible mortgage servicing rights and capacity of $475 million to fund mortgage servicer advances. We also maintained an additional $394 million of committed capacity to fund mortgage loans.

Cash Flows

Net cash provided by operating activities was $5.8 billion for the nine months ended September 30, 2011, compared to $11.5 billion for the same period in 2010. During the nine months ended September 30, 2011, the net cash inflow from sales and repayment of mortgage and automotive loans held-for-sale exceeded cash outflow from new originations and purchases of such loans by $1.9 billion. During the nine months ended September 30, 2010, this activity resulted in a net cash inflow of $6.2 billion.

Net cash used in investing activities was $6.8 billion for the nine months ended September 30, 2011, compared to $3.6 billion for the same period in 2010. Net cash flows from finance receivables and loans increased $2.0 billion for the nine months ended September 30, 2011, compared to the same period in 2010. The cash outflow to purchase operating lease assets exceeded cash inflows from disposals of such assets by $470 million for the nine months ended September 30, 2011. These activities resulted in a net cash inflow of $4.3 billion for the nine months ended September 30, 2010. The shift in net cash flow attributable to leasing activities compared to the prior year was primarily due to a year over year increase in lease origination activity. Cash received from sales and maturities of available-for-sale investment securities, net of purchases, decreased $326 million during the nine months ended September 30, 2011, compared to the same period in 2010.

Net cash provided by financing activities for the nine months ended September 30, 2011, totaled $5.9 billion, compared to net cash used of $11.3 billion in the same period in 2010. Cash generated from long-term debt issuances exceeded cash used to repay such debt by $2.3 billion for the nine months ended September 30, 2011. For the comparable period in 2010, cash repayments exceeded proceeds from new issuances of long-term debt by $11.6 billion. Also contributing to the increase in cash inflow was an increase in short-term debt obligations of $3.6 billion for the nine months ended September 30, 2011, compared to the same period in 2010.

Comprehensive Capital Analysis and Review

The Comprehensive Capital Analysis and Review (CCAR) involves the Board of Governors of the Federal Reserve System (the FRB) forward-looking evaluation of the internal capital planning processes of large, complex bank holding companies and their proposals to undertake capital actions in 2011, such as increasing dividend payments or repurchasing or redeeming stock. In November 2010, the FRB issued guidelines to provide a common, conservative approach to ensure that bank holding companies hold adequate capital to maintain ready access to funding, continue operations, and meet their obligations to creditors and counterparties, and continue to serve as credit intermediaries, even under adverse conditions. As a large bank holding company, we submitted a comprehensive capital plan and additional supervisory information to the FRB during the first quarter of 2011 in conjunction with CCAR. We remain in regular dialogue with our regulators regarding capital management and are in the process of finalizing our comprehensive capital plan that will be submitted in early 2012.

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

Off-balance Sheet Arrangements

Refer to Note 10 to the Condensed Consolidated Financial Statements.

Purchase Obligations

Loan Repurchases and Obligations Related to Loan Sales

Overview — Certain mortgage companies (the Mortgage Companies) within our Mortgage operations sell loans that take the form of securitizations guaranteed by the GSEs, securitizations to private investors, and to whole-loan investors. In connection with a portion of our private-label securitizations, the monolines insured all or some of the related bonds and guaranteed timely repayment of bond principal and interest when the issuer defaults. In connection with securitizations and loan sales, investors are provided various representations and warranties related to the loans sold. The specific representations and warranties vary among different transactions and investors but typically relate to, among other things, the ownership of the loan, the validity of the lien securing the loan, the loan’s compliance with the criteria for inclusion in the transaction, including compliance with underwriting standards or loan criteria established by the buyer, the ability to deliver required documentation and compliance with applicable laws. In general, the representations and warranties described above may be enforced against the applicable Mortgage Companies at any time unless a sunset provision is in place. Upon discovery of a breach of a representation or warranty, the breach is corrected in a manner conforming to the provisions of the sale agreement. This may require the applicable Mortgage Companies to repurchase the loan, indemnify the investor for incurred losses, or otherwise make the investor whole. We have entered into settlement agreements with both Fannie Mae and Freddie Mac that, subject to certain exclusions, limit our remaining exposure with the GSEs. See Government-sponsored Enterprises below. ResCap assumes all of the customary mortgage representation and warranty obligations for loans purchased from Ally Bank and subsequently sold into the secondary market, generally through securitizations guaranteed by the GSEs. In the event ResCap fails to meet these obligations, Ally Financial Inc. has provided Ally Bank a guaranteed coverage of liability.

Originations — We believe the exposure of the applicable Mortgage Companies to mortgage representation and warranty claims is most significant for loans originated and sold between 2004 through 2008, specifically the 2006 and 2007 vintages that were originated and sold prior to enhanced underwriting standards and risk-mitigation actions implemented in 2008 and forward. Since 2009, we have focused primarily on originating domestic prime conforming and government-insured mortgages. In addition, we ceased offering interest-only jumbo mortgages in 2010. Our representation and warranty risk-mitigation strategies include, but are not limited to, pursuing settlements with investors where economically beneficial in order to resolve a pipeline of demands in lieu of loan-by-loan assessments that could result in us repurchasing loans, aggressively contesting claims we do not consider valid (rescinding claims), or seeking recourse against correspondent lenders from whom we purchased loans wherever appropriate.

The following table summarizes domestic mortgage loans sold with contractual representation and warranty obligations by the type of investor (original unpaid principal balance).

	Nine months ended September 30,	Year ended December 31,
($ in billions)	2011	2010	2009	2008	2007	2006	2005	2004
GSEs
Fannie Mae	$24.0	$35.3	$21.2	$24.9	$31.6	$33.5	$31.8	$30.5
Freddie Mac	12.7	15.7	8.7	12.3	15.5	12.6	16.1	13.7
Ginnie Mae	5.8	16.2	24.9	12.5	3.2	3.6	4.2	4.8
Private-label securitizations
Insured (monolines)	—	—	—	—	6.5	10.7	10.4	15.1
Uninsured	—	0.3	—	—	29.1	63.6	53.5	35.9
Whole-loan	0.1	1.6	0.1	2.2	8.2	23.9	17.4	10.9

Total sales	$42.6	$69.1	$54.9	$51.9	$94.1	$147.9	$133.4	$110.9

Repurchase Process — After receiving a claim under representation and warranty obligations, the applicable Mortgage Companies will review the claim to determine the appropriate response (e.g. appeal, provide additional information, repurchase the loan, or remit make-whole payment) and take appropriate action. Historically, repurchase demands were related to loans that became delinquent within the first few years following origination and varied by investor. As a result of market developments over the past several years, repurchase demand behavior has changed significantly. GSEs are more likely to submit claims for loans at any point in their life cycle. Investors are more likely to submit claims for loans that become delinquent at any time while a loan is outstanding or when a loan incurs a loss. Refer to Note 24 to the Condensed Consolidated Financial Statements for additional information related to pending litigation. Representation and warranty claims are generally reviewed on a loan-by-loan basis to validate if there has been a breach requiring a potential repurchase or indemnification payment. The applicable Mortgage Companies actively contest claims to the extent they are not considered valid. The applicable Mortgage Companies are not required to repurchase a loan or provide an indemnification payment where claims are not valid.

During the three and nine months ended September 30, 2011, we experienced a decrease in new claims compared to 2010, in part due to settlements with key counterparties. The following table presents new claims by vintage (original unpaid principal balance).

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2011	2010	2011	2010
2004 and prior period	$7	$11	$30	$35
2005	4	17	25	44
2006	35	67	272	200
2007	35	108	92	362
2008	43	61	113	225
Post 2008	29	17	134	31
Unspecified	—	1	2	1

Total claims	$153	$282	$668	$898

The risk of repurchase or indemnification and the associated credit exposure is managed through underwriting and quality assurance practices and by servicing mortgage loans to meet investor standards. We believe that, in general, the longer a loan performs prior to default the less likely it is that an alleged breach of representation and warranty will be found to have a material and adverse impact on the loan’s performance. When loans are repurchased, the applicable Mortgage Companies bear the related credit loss on the loans. Repurchased loans are classified as held-for-sale and initially recorded at fair value.

Refer to Note 24 to the Condensed Consolidated Financial Statements for additional information related to our representation and warranty obligations.

The following table summarizes the unpaid principal balance on mortgage loans repurchased in connection with our representation and warranty obligations.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2011	2010	2011	2010
GSEs (a)	$1	$68	$101	$304
Private-label securitizations
Insured (monolines)	—	6	—	10
Uninsured	1	—	29	—
Whole-loan/other	—	22	8	74

Total loan repurchases	$2	$96	$138	$388

(a)	The three months ended September 30, 2011, includes GSE repurchases of $34 million offset by a $33 million year-to-date reclassification for repurchases that were subsequently determined not to be representation and warranty repurchases.

The following table summarizes indemnification payments made in connection with our representation and warranty obligations.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2011	2010	2011	2010
GSEs	$14	$46	$42	$186
Private-label securitizations
Insured (monolines)	—	3	10	9
Uninsured	45	—	168	—
Whole-loan/other	5	2	17	11

Total indemnification payments	$64	$51	$237	$206

The following table presents the total number and original unpaid principal balance of loans related to unresolved representation and warranty demands (indemnification claims or repurchase demands). The table includes demands that we have requested be rescinded but which have not been agreed to by the investor.

	September 30, 2011		December 31, 2010
($ in millions)	Number of loans	Dollar amount of loans	Number of loans	Dollar amount of loans
GSEs	449	$96	833	$170	(a)
Monolines	12,595	909	8,206	661
Whole-loan/other	481	85	392	88

Total number of loans and unpaid principal balance	13,525	$1,090	9,431	$919

(a)	This amount is gross of any loans that would be removed due to the Fannie Mae settlement. At December 31, 2010, $48 million of outstanding claims were covered under the Fannie Mae settlement agreement.

Certain of our Mortgage Companies are currently in litigation with MBIA Insurance Corp. (MBIA) with respect to certain of their private-label securitizations. The table above includes unresolved monoline repurchase demands of $463 million of original unpaid principal balance with MBIA at September 30, 2011, which were received prior to commencement of these proceedings by MBIA. Historically we have requested that most of the repurchase demands presented to us by MBIA be rescinded, consistent with the repurchase process described above. As the litigation progresses, we expect to receive additional repurchase demands from MBIA. We also expect to receive additional repurchase demands from other monolines. In addition, third-party investors may also bring contractual representation and warranties claims against us.

Representation and Warranty Obligation Reserve Methodology — The liability for representation and warranty obligations reflects management’s best estimate of probable lifetime losses at the applicable Mortgage Companies. We consider historical and recent demand trends in establishing the reserve. The methodology used to estimate the reserve considers a variety of assumptions including borrower performance (both actual and estimated future defaults), repurchase demand behavior, historical loan defect experience, historical mortgage insurance rescission experience, and historical and estimated future loss experience, which includes projections of future home price changes as well as other qualitative factors including investor behavior. In cases where we do not have or have limited current or historical demand experience with an investor, it is difficult to predict and estimate the level and timing of any potential future demands. In such cases, we may not be able to reasonably estimate losses, and a liability is not recognized. Management monitors the adequacy of the overall reserve and makes adjustments to the level of reserve, as necessary, after consideration of other qualitative factors including ongoing dialogue and experience with counterparties.

At the time a loan is sold, an estimate of the fair value of the liability is recorded and classified in accrued expenses and other liabilities on our Condensed Consolidated Balance Sheet and recorded as a component of gain (loss) on mortgage and automotive loans, net, in our Condensed Consolidated Statement of Income. We recognize changes in the liability when additional relevant information becomes available. Changes in the liability are recorded as other operating expenses in our Condensed Consolidated Statement of Income. The repurchase reserve at September 30, 2011, relates primarily to non-GSE exposure.

Government-sponsored Enterprises — Between 2004 and 2008, the applicable Mortgage Companies sold $250.8 billion of loans to the GSEs. Each GSE has specific guidelines and criteria for sellers and servicers of loans underlying their securities. In addition, the risk of credit loss of the loan sold was generally transferred to investors upon sale of the securities into the secondary market. Conventional conforming loans were sold to either Freddie Mac or Fannie Mae, and government-insured loans were securitized with Ginnie Mae. For the nine months ended September 30, 2011, the applicable Mortgage Companies received repurchase claims relating to $351 million of original unpaid principal balance of which $218 million are associated with the 2004 through 2008 vintages. The remaining $133 million in repurchase claims relate to post-2008 vintages. During the nine months ended September 30, 2011, the applicable Mortgage Companies resolved claims with respect to $425 million of original unpaid principal balance, including settlement, repurchase, or indemnification payments related to $267 million of original unpaid principal balance, and rescinded claims related to $158 million of original unpaid principal balance. The applicable Mortgage Companies’ representation and warranty obligation liability with respect to the GSEs considers the existing unresolved claims and our best estimate of future claims we might receive. The Mortgage Companies consider its experiences with the GSE in evaluating its liability. During 2010, we reached agreements with Freddie Mac and Fannie Mae that, subject to certain exclusions, limits the remaining exposure of the applicable Mortgage Companies to each counterparty.

In March 2010, certain of our Mortgage Companies entered into an agreement with Freddie Mac under which we made a one-time payment to Freddie Mac for the release of repurchase obligations relating to most of the mortgage loans sold to Freddie Mac prior to January 1, 2009. This agreement does not release obligations of the applicable Mortgage Companies with respect to exposure for private-label mortgage-backed securities in which Freddie Mac had previously invested, loans where Ally Bank is the owner of the servicing, as well as defects in certain other specified categories of loans. Further, the applicable Mortgage Companies continue to be responsible for other contractual obligations we have with Freddie Mac, including all indemnification obligations that may arise in connection with the servicing of the mortgages. The total original unpaid principal balance of loans originated prior to January 1, 2009 and where Ally Bank was the owner of the servicing was $10.9 billion. From January 1, 2009 through September 30, 2011, the amount of losses we have taken on loans that we have repurchased relating to defects where Ally Bank was the owner of the servicing was $95 million. From April 1, 2010 through September 30, 2011, the amount of losses we have taken on loans that we have repurchased relating to defects in the other specified categories was $18 million. These other specified categories include (i) loans subject to certain state predatory lending and similar laws; (ii) groups of 25 or more mortgage loans purchased, originated, or serviced by one of our mortgage subsidiaries, the purchase, origination, or sale of which all involve a common actor who committed fraud; (iii) “non-loan-level” representations and warranties which refer to representations and warranties that do not relate to specific mortgage loans (examples of such non-loan-level representations and warranties include the requirement that our mortgage subsidiaries meet certain standards to be eligible to sell or service loans for Freddie Mac or our mortgage subsidiaries sold or serviced loans for market participants that were not acceptable to Freddie Mac); and (iv) mortgage loans that are ineligible for purchase by Freddie Mac under its charter and other applicable documents. If, however, a mortgage loan was ineligible under Freddie Mac’s charter solely because mortgage insurance was rescinded (rather than for example, because the mortgage loan is secured by a commercial property), and Freddie Mac required our mortgage subsidiary to repurchase that loan because of the ineligibility, Freddie Mac would pay our mortgage subsidiary any net loss we suffered on any later liquidation of that mortgage loan.

Certain of our Mortgage Companies received subpoenas in July 2010 from the Federal Housing Finance Agency (the FHFA), which is the conservator of Fannie Mae and Freddie Mac. The subpoenas relating to Fannie Mae investments have been withdrawn with prejudice. The FHFA indicated that documents provided in response to the remaining subpoenas will enable the FHFA to determine whether they believe issuers of private-label MBS are potentially liable to Freddie Mac for losses they might have incurred. Although Freddie Mac has not brought any claims against us with respect to private label securities subsequent to the settlement, they may well do so in the future. FHFA has commenced litigation. Refer to Item 1. Legal Proceedings for Additional Information.

On December 23, 2010, certain of our mortgage subsidiaries entered into an agreement with Fannie Mae under which we made a one-time payment to Fannie Mae for the release of repurchase obligations related to most of the mortgage loans we sold to Fannie Mae prior to June 30, 2010. The agreement also covers potential exposure for private-label mortgage-backed securities in which Fannie Mae had previously invested. This agreement does not release the obligations of the applicable Mortgage Companies with respect to loans where Ally Bank is the owner of the servicing, as well as for defects in certain other specified categories of loans. Further, the applicable Mortgage Companies continue to be responsible for other contractual obligations they have with Fannie Mae, including all indemnification obligations that may arise in connection with the servicing of the mortgages, and the applicable Mortgage Companies continue to be obligated to indemnify Fannie Mae for litigation or third party claims (including by borrowers) for matters that may amount to breaches of selling representations and warranties. The total original unpaid principal balance of loans originated prior to January 1, 2009 and where Ally Bank was the owner of the servicing was $24.4 billion. From July 1, 2010 through September 30, 2011, the amount of losses we have taken on loans that we have repurchased relating to defects where Ally Bank was the owner of the servicing was $77 million. From January 1, 2011 through September 30, 2011, the amount of losses we have taken on loans that we have repurchased relating to defects in the other specified categories of loans was $5 million. These other specified categories include, among others, (i) those that violate anti-predatory laws or statutes or related regulations or that otherwise violate other applicable laws and regulations; (ii) those that have non-curable defects in title to the secured property, or that have curable title defects, to the extent our mortgage subsidiaries do not cure such defects at our subsidiary’s expense; (iii) any mortgage loan in which title or ownership of the mortgage loan was defective; (iv) groups of 13 or more mortgage loans, the purchase, origination, sale, or servicing of which all involve a common actor who committed fraud; and (v) mortgage loans not in compliance with Fannie Mae Charter Act requirements (e.g., mortgage loans on commercial properties or mortgage loans without required mortgage insurance coverage). If a mortgage loan falls out of compliance with Fannie Mae Charter Act requirements because mortgage insurance coverage has been rescinded and not reinstated or replaced, upon the borrower’s default our mortgage subsidiaries would have to pay to Fannie Mae the amount of insurance proceeds that would have been paid by the mortgage insurer with respect to such mortgage loan. If the amount of the loss exceeded the amount of insurance proceeds, Fannie Mae would be responsible for such excess.

The following tables summarize the changes in the original unpaid principal balance related to unresolved repurchase demands with respect to our GSE exposure.

Three months ended September 30, ($ in millions)	2011	2010
Balance at July 1,	$115	$190
New claims	101	225
Realized losses (a)	(56)	(150)
Rescinded claims/other	(64)	(47)

Balance at September 30,	$96	$218

(a)	Losses include settlements, repurchases, and indemnification payments.

Nine months ended September 30, ($ in millions)	2011	2010
Balance at January 1,	$170	$296
New claims	351	746
Realized losses (a)	(267)	(659)
Rescinded claims/other	(158)	(165)

Balance at September 30,	$96	$218

(a)	Losses include settlements, repurchases, and indemnification payments.

Monoline Insurers — Historically, our applicable Mortgage Companies securitized loans where the monolines insured all or some of the related bonds and guaranteed the timely repayment of bond principal and interest when the issuer defaults. Typically, any alleged breach requires the insurer to have both the ability to assert a claim as well as evidence that a defect has had a material and adverse effect on the interest of the security holders or the insurer. For the period 2004 through 2007, our Mortgage Companies sold $42.7 billion of loans into these monoline-wrapped securitizations. During the nine months ended September 30, 2011, our Mortgage Companies received repurchase claims related to $254 million of original unpaid principal balance from the monolines associated with the 2004 through 2007 securitizations. Our Mortgage Companies have resolved repurchase demands through indemnification payments related to $17 million of original unpaid principal balance.

Certain of our Mortgage Companies are currently in litigation with MBIA, and additional litigation with other monolines is likely. Refer to Note 24 to the Condensed Consolidated Financial Statements for information with respect to pending litigation.

The following tables summarize the changes in our original unpaid principal balance related to unresolved repurchase demands with respect to our monoline exposure.

Three months ended September 30, ($ in millions)	2011	2010
Balance at July 1,	$874	$601
New claims	28	40
Realized losses (a)	(1)	(6)
Rescinded claims/other	8	(3)

Balance at September 30,	$909	$632

(a)	Losses include settlements, repurchases, and indemnification payments.

Nine months ended September 30, ($ in millions)	2011	2010
Balance at January 1,	$661	$553
New claims	254	111
Realized losses (a)	(17)	(24)
Rescinded claims/other	11	(8)

Balance at September 30,	$909	$632

(a)	Losses include settlements, repurchases, and indemnification payments.

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

($ in billions)	Original UPB		Current UPB at September 30, 2011	UPB at December 31, 2010
RFMSI (Prime)	$21.8		$8.7	$10.0
RALI (Alt-A and Option ARM)	66.7		27.2	30.7
RAMP (Subprime and other)	55.9	(a)	13.4	15.0
RASC (Subprime)	36.8		8.2	9.0
RFMSII (HELOC)	0.9		0.3	0.3

Total	$182.1		$57.8	$65.0

(a)	RAMP original unpaid principal balance comprises $37.7 billion subprime, $8.8 billion prime, and $9.4 billion other.

The following table summarizes the original unpaid principal balance of our domestic monoline insured private-label securitization activity issued from various shelf registration statements of our subsidiaries and its corresponding majority product type and current unpaid principal balance for securitizations completed during 2004 through 2007.

($ in billions)	Original UPB	Current UPB at September 30, 2011	UPB at December 31, 2010
RFMSI (Prime)	$1.7	$0.5	$0.6
RALI (Option ARM and Alt-A)	1.4	0.6	0.7
RAMP (HELOC and Subprime)	26.5	6.5	7.3
RASC (Subprime)	3.6	0.7	0.7
RFMSII (HELOC)	9.5	2.2	2.6

Total	$42.7	$10.5	$11.9

In general, representations and warranties provided as part of our securitization activities are less rigorous than those provided to the GSEs and generally impose higher burdens on parties seeking repurchase. In order to successfully assert a claim, it is our position that a claimant must prove a breach of the representations and warranties that materially and adversely affects the interest of the investor in the allegedly defective loan. Securitization documents typically provide the investors with a right to request that the trustee investigate and initiate a repurchase claim. However, a class of investors generally are required to coordinate with other investors in that class comprising not less than 25%, and in some cases, 50%, of the percentage interest constituting a class of securities of that class issued by the trust to pursue claims for breach of representations and warranties. In addition, our private-label securitizations generally require that the servicer or trustee give notice to the other parties whenever it becomes aware of facts or circumstances that reveal a breach of representation that materially and adversely affects the interest of the certificate holders.

Regarding our securitization activities, certain of our Mortgage Companies have exposure to potential losses primarily through two avenues. First, investors, through trustees to the extent required by the applicable agreements (or monoline insurers in certain transactions), may request pursuant to applicable agreements that the applicable Mortgage Company repurchase loans or make the investor whole for losses incurred if it is determined that the applicable Mortgage Companies violated representations and warranties made at the time of the sale, provided that such violations materially and adversely impacted the interests of the counterparty. Contractual representations and warranties are different based on the specific deal structure and investor. It is our position that litigation of these matters must proceed on a loan by loan basis. This issue is being disputed in various litigation currently pending in the industry. Similarly in dispute as a matter of law is the degree to which claimants will have to prove that the alleged breaches of representations and warranties actually caused the losses they claim to have suffered. Ultimate resolution by courts of these and other legal issues will impact litigation and treatment of non-litigated claims pursuant to similar contractual provisions. Second, investors in securitizations may attempt to achieve rescission of their investments or damages through litigation by claiming that the applicable offering documents were materially deficient. If an investor properly made and proved its allegations, the investor might attempt to claim that damages could include loss of market value on the investment even if there were little or no credit loss in the underlying loans.

Whole-loan Sales — In addition to the settlements with the GSEs noted earlier, certain of our Mortgage Companies have settled with several whole-loan investors concerning alleged breaches of underwriting standards. For the nine months ended September 30, 2011, certain of our Mortgage Companies have received $62 million of original unpaid principal balance in repurchase claims of which $60 million are associated with the 2004 through 2008 vintages of loans sold to whole-loan investors. Certain of our Mortgage Companies resolved claims related to $65 million of original unpaid principal balance, including settlements, repurchases, or indemnification payments related to $24 million of original unpaid principal balance, and rescinded claims related to $41 million of original unpaid principal balance.

The following tables summarize the changes in the original unpaid principal balance related to unresolved repurchase demands with respect to our whole-loan sales exposure.

Three months ended September 30, ($ in millions)	2011	2010
Balance at July 1,	$89	$37
New claims	24	16
Realized losses (a)	(11)	(7)
Rescinded claims/other	(17)	(8)

Balance at September 30,	$85	$38

(a)	Losses include settlements, repurchases, and indemnification payments.

Nine months ended September 30, ($ in millions)	2011	2010
Balance at January 1,	$88	$70
New claims	62	40
Realized losses (a)	(24)	(25)
Rescinded claims/other	(41)	(47)

Balance at September 30,	$85	$38

(a)	Losses include settlements, repurchases, and indemnification payments.

Private Mortgage Insurance

Mortgage insurance is required for certain consumer mortgage loans sold to the GSEs and certain securitization trusts and may have been in place for consumer mortgage loans sold to whole-loan investors. Mortgage insurance is typically required for first-lien consumer mortgage loans having a loan-to-value ratio at origination of greater than 80 percent. Mortgage insurers are, in certain circumstances, permitted to rescind existing mortgage insurance that covers consumer loans if they demonstrate certain loan underwriting requirements have not been met. Upon receipt of a rescission notice, the applicable Mortgage Companies will assess the notice and, if appropriate, refute the notice, or if the notice cannot be refuted, the applicable Mortgage Companies attempt to remedy the defect. In the event the mortgage insurance cannot be reinstated, the applicable Mortgage Companies may be obligated to repurchase the loan or provide an indemnification payment in the event of a loss, subject to contractual limitations. While the applicable Mortgage Companies make every effort to reinstate the mortgage insurance, they have had limited success and as a result, most of these requests result in rescission of the mortgage insurance. At September 30, 2011, the applicable Mortgage Companies have approximately $219 million in original unpaid principal balance of outstanding mortgage insurance rescission notices where we have not received a repurchase demand. However, this unpaid principal amount is not representative of expected future losses.

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

There have been no significant changes in the methodologies and processes used in developing these estimates from what was described in our 2010 Annual Report on Form 10-K; however, as part of our quarterly assessment of critical accounting estimates, we have concluded to add the determination of our legal and regulatory reserves as one of our critical accounting estimates. Below is a description of the addition to our critical accounting estimates.

•

Legal and Regulatory Reserves — As a litigation or regulatory matter develops, we, in conjunction with any outside counsel handling the matter, evaluate on an ongoing basis whether such matter presents a loss contingency that is both probable and estimable. In accordance with applicable accounting guidance, we establish an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable, with a corresponding amount recorded to other operating expenses. If, at the time of evaluation, the loss contingency related to a litigation or regulatory matter is not both probable and estimable, we do not establish an accrued liability. We continue to monitor litigation or regulatory matters for further developments that could affect the requirement to establish an accrued liability or that may impact the amount of a previously established accrued liability. There may be exposure to loss in excess of any amounts accrued. For certain other matters where the risk of loss is determined to be reasonably possible, estimable, and material to the financial statements, disclosure regarding details of the matter and an estimated range of loss is required. The estimated range of possible loss does not represent our maximum loss exposure. Financial statement disclosure is also required for matters that are deemed probable or reasonably possible, material to the financial statements, but for which an estimated range of loss is not possible to determine. While we believe our reserves are adequate, the outcome of legal and regulatory proceedings is extremely difficult to predict and we may settle claims or be subject to judgments for amounts that differ from our estimates. For details regarding the nature of all material contingencies, refer to Note 24 to the Condensed Consolidated Financial Statements.

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

($ in millions)	September 30, 2011	December 31, 2010
Assets at fair value	$31,024	$33,001
As a percentage of total assets	17%	19%

Liabilities at fair value	$8,415	$4,832
As a percentage of total liabilities	5%	3%

Assets at fair value using Level 3 inputs	$4,972	$6,969
As a percentage of assets at fair value	16%	21%

Liabilities at fair value using Level 3 inputs	$890	$1,090
As a percentage of liabilities at fair value	11%	23%

Level 3 assets declined 29% or $2.0 billion primarily due to a decline in mortgage servicing rights caused by a drop in interest rates and increased market volatility compared to favorable valuation adjustments in 2010. The decline in the Level 3 assets was also attributable to settlements of interests retained in securitization trusts and the fair value-elected finance receivables and loans, net. As the value of the finance receivable and loans, net declined, the value of the related on-balance sheet securitization debt also declined, which was the primary reason Level 3 liabilities declined by 18% or $200 million. The on-balance sheet securitization debt is also at fair value under the fair value option election.

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

Net Interest Margin Tables

The following tables present an analysis of net interest margin excluding discontinued operations for the periods shown.

	2011			2010			Increase (decrease) due to (a)
Three months ended September 30, ($ in millions)	Average balance (b)	Interest income/ interest expense	Yield/ rate	Average balance (b)	Interest income/ interest expense	Yield/ rate	Volume	Yield/ rate	Total
Assets
Interest-bearing cash and cash equivalents	$13,373	$14	0.42%	$16,402	$22	0.53%	$(4)	$(4)	$(8)
Trading securities	351	4	4.52	224	5	8.86	2	(3)	(1)
Investment securities (c)	13,814	97	2.79	11,151	81	2.88	19	(3)	16
Loans held-for-sale, net	9,654	113	4.64	12,118	153	5.01	(29)	(11)	(40)
Finance receivables and loans, net (d)	112,478	1,682	5.93	93,654	1,656	7.02	304	(278)	26
Investment in operating leases, net (e)	9,040	253	11.10	10,942	401	14.54	(63)	(85)	(148)

Total interest-earning assets	158,710	2,163	5.41	144,491	2,318	6.36	229	(384)	(155)
Noninterest-bearing cash and cash equivalents	1,321			686
Other assets	27,565			39,304
Allowance for loan losses	(1,737)			(2,350)

Total assets	$185,859			$182,131

Liabilities
Interest-bearing deposit liabilities	$42,131	$184	1.73%	$34,583	$172	1.97%	$35	$(23)	$12
Short-term borrowings	7,320	98	5.31	8,691	110	5.02	(18)	6	(12)
Long-term debt (f) (g) (h)	92,313	1,297	5.57	85,650	1,451	6.72	106	(260)	(154)

Total interest-bearing liabilities (g) (i)	141,764	1,579	4.42	128,924	1,733	5.33	123	(277)	(154)
Noninterest-bearing deposit liabilities	2,509			2,345

Total funding sources (g) (j)	144,273	1,579	4.34	131,269	1,733	5.24
Other liabilities	21,529			30,050

Total liabilities	165,802			161,319
Total equity	20,057			20,812

Total liabilities and equity	$185,859			$182,131

Net financing revenue		$584			$585		$106	$(107)	$(1)
Net interest spread (k)			0.99%			1.03%
Net interest spread excluding original issue discount (k)			1.68			2.10
Net interest spread excluding original issue discount and including noninterest bearing deposit liabilities (k)			1.75			2.18
Net yield on interest-earning assets (l)			1.46			1.61
Net yield on interest-earning assets excluding original issue discount (l)			2.02			2.46

(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)	Average balances are calculated using a combination of monthly and daily average methodologies.
(c)	Excludes income on equity investments of $6 million and $5 million during the three months ended September 30, 2011 and 2010, respectively. Yields on available-for-sale debt securities are based on fair value as opposed to historical cost.
(d)	Nonperforming finance receivables and loans are included in the average balances. For information on our accounting policies regarding nonperforming status refer to Note 1 to the Consolidated Financial Statements in our 2010 Annual Report on Form 10-K.
(e)	Includes gains on sale of $74 million and $162 million during the three months ended September 30, 2011 and 2010, respectively. Excluding these gains on sale, the annualized yield would be 7.86% and 8.67% at September 30, 2011 and 2010, respectively.
(f)	Includes the effects of derivative financial instruments designated as hedges.
(g)	Average balance includes $2,363 million and $3,607 million related to original issue discount at September 30, 2011 and 2010, respectively. Interest expense includes original issue discount amortization of $225 million and $311 million during the three months ended September 30, 2011 and 2010, respectively.
(h)	Excluding original issue discount the rate on long-term debt was 4.49% and 5.07% at September 30, 2011 and 2010, respectively.
(i)	Excluding original issue discount the rate on total interest-bearing liabilities was 3.73% and 4.26% at September 30, 2011 and 2010, respectively.
(j)	Excluding original issue discount the rate on total funding sources was 3.66% and 4.18% at September 30, 2011 and 2010, respectively.
(k)	Net interest spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.
(l)	Net yield on interest-earning assets represents net financing revenue as a percentage of total interest-earning assets.

	2011			2010			Increase (decrease) due to (a)
Nine months ended September 30, ($ in millions)	Average balance (b)	Interest income/ interest expense	Yield/ rate	Average balance (b)	Interest income/ interest expense	Yield/ rate	Volume	Yield/ rate	Total
Assets
Interest-bearing cash and cash equivalents	$12,776	$41	0.43%	$14,812	$54	0.49%	$(7)	$(6)	$(13)
Trading securities	272	10	4.92	246	12	6.52	1	(3)	(2)
Investment securities (c)	14,236	298	2.80	11,205	262	3.13	66	(30)	36
Loans held-for-sale, net	8,953	319	4.76	13,866	524	5.05	(177)	(28)	(205)
Finance receivables and loans, net (d)	109,498	4,981	6.08	89,504	4,891	7.31	988	(898)	90
Investment in operating leases, net (e)	8,997	1,076	15.99	12,906	1,393	14.43	(456)	139	(317)

Total interest-earning assets	154,732	6,725	5.81	142,539	7,136	6.69	415	(826)	(411)
Noninterest-bearing cash and cash equivalents	1,125			541
Other assets	25,486			38,862
Allowance for loan losses	(1,805)			(2,468)

Total assets	$179,538			$179,474

Liabilities
Interest-bearing deposit liabilities	$40,233	$531	1.76%	$32,451	$485	2.00%	$107	$(61)	$46
Short-term borrowings	7,233	332	6.14	7,939	320	5.39	(30)	42	12
Long-term debt (f) (g) (h)	90,012	4,041	6.00	87,809	4,293	6.54	106	(358)	(252)

Total interest-bearing liabilities (g) (i)	137,478	4,904	4.77	128,199	5,098	5.32	183	(377)	(194)
Noninterest-bearing deposit liabilities	2,232			2,038

Total funding sources (g) (j)	139,710	4,904	4.69	130,237	5,098	5.23
Other liabilities	19,414			28,515

Total liabilities	159,124			158,752
Total equity	20,414			20,722

Total liabilities and equity	$179,538			$179,474

Net financing revenue		$1,821			$2,038		$232	$(449)	$(217)
Net interest spread (k)			1.04%			1.37%
Net interest spread excluding original issue discount (k)			1.87			2.44
Net interest spread excluding original issue discount and including noninterest bearing deposit liabilities (k)			1.93			2.51
Net yield on interest-earning assets (l)			1.57			1.91
Net yield on interest-earning assets excluding original issue discount (l)			2.24			2.76

(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
(b)	Average balances are calculated using a combination of monthly and daily average methodologies.
(c)	Excludes income on equity investments of $17 million and $13 million during the nine months ended September 30, 2011 and 2010, respectively. Yields on available-for-sale debt securities are based on fair value as opposed to historical cost.
(d)	Nonperforming finance receivables and loans are included in the average balances. For information on our accounting policies regarding nonperforming status refer to Note 1 to the Consolidated Financial Statements in our 2010 Annual Report on Form 10-K.
(e)	Includes gains on sale of $355 million and $548 million during the nine months ended September 30, 2011 and 2010, respectively. Excluding these gains on sale, the annualized yield would be 10.71% and 8.75% at September 30, 2011 and 2010, respectively.
(f)	Includes the effects of derivative financial instruments designated as hedges.
(g)	Average balance includes $2,630 million and $3,911 million related to original issue discount at September 30, 2011 and 2010, respectively. Interest expense includes original issue discount amortization of $775 million and $901 million during the nine months ended September 30, 2011 and 2010, respectively.
(h)	Excluding original issue discount the rate on long-term debt was 4.71% and 4.94% at September 30, 2011 and 2010, respectively.
(i)	Excluding original issue discount the rate on total interest-bearing liabilities was 3.94% and 4.25% at September 30, 2011 and 2010, respectively.
(j)	Excluding original issue discount the rate on total funding sources was 3.88% and 4.18% at September 30, 2011 and 2010, respectively.
(k)	Net interest spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.
(l)	Net yield on interest-earning assets represents net financing revenue as a percentage of total interest-earning assets.

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

While these statements represent our current judgment on what the future may hold and we believe these judgments are reasonable, these statements are not guarantees of any events or financial results, and Ally’s actual results may differ materially due to numerous important factors that are described in the most recent reports on Forms 10-K and 10-Q for Ally, each of which may be revised or supplemented in subsequent reports on Forms 10-Q and 8-K. Such factors include, among others, the following: maintaining the mutually beneficial relationship between Ally and General Motors (GM), and Ally and Chrysler; the profitability and financial condition of GM and Chrysler; securing low-cost funding for us and Residential Capital, LLC (ResCap); our ability to realize the anticipated benefits associated with being a bank holding company, and the increased regulation and restrictions that we are now subject to; any impact resulting from delayed foreclosure sales or related matters; the potential for legal liability resulting from claims related to the sale of private-label mortgage-backed securities; risks related to potential repurchase obligations due to alleged breaches of representations and warranties in mortgage securitization transactions; changes in U.S. government-sponsored mortgage programs or disruptions in the markets in which our mortgage subsidiaries operate; continued challenges in the residential mortgage markets; the continuing negative impact on ResCap and our mortgage business generally due to the recent decline in the U.S. housing market; uncertainty of our ability to enter into transactions or execute strategic alternatives to realize the value of our ResCap operations; the potential for deterioration in the residual value of off-lease vehicles; disruptions in the market in which we fund our operations, with resulting negative impact on our liquidity; changes in our accounting assumptions that may require or that result from changes in the accounting rules or their application, which could result in an impact on earnings; changes in the credit ratings of Ally, ResCap, Chrysler, or GM; changes in economic conditions, currency exchange rates or political stability in the markets in which we operate; and changes in the existing or the adoption of new laws, regulations, policies or other activities of governments, agencies, and similar organizations (including as a result of the Dodd-Frank Act).

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

Mortgage-backed Securities Litigation

Private-label Securities Litigation

There are twenty-two cases relating to various private-label mortgage-backed securities (MBS) offerings that are currently pending. Plaintiffs in these cases include Cambridge Place Investment Management Inc. (two cases pending in Suffolk County Superior Court, Massachusetts, filed on July 9, 2010, and February 11, 2011); The Charles Schwab Corporation (case pending in San Francisco County Superior Court, California, filed on August 2, 2010); Federal Home Loan Bank of Boston (case filed in Suffolk County Superior Court, Massachusetts, on April 20, 2011, and removed to the District of Massachusetts); Federal Home Loan Bank of Chicago (case pending in Cook County Circuit Court, Illinois, filed on October 15, 2010); Federal Home Loan Bank of Indianapolis (case pending in Marion County Superior Court, Indiana, filed on October 15, 2010); Massachusetts Mutual Life Ins. Co. (case pending in federal court in the District of Massachusetts, filed on February 9, 2011); Allstate Insurance Co., et al. (case pending in Hennepin County District Court, Minnesota, filed on February 18, 2011); New Jersey Carpenters Health Fund, et al. (a putative class action, filed on September 22, 2008, in which certification has been denied, pending in federal court in the Southern District of New York); West Virginia Investment Management Board (case pending in Kanawha County Circuit Court, West Virginia, filed on March 4, 2010); Thrivent Financial for Lutherans, et al. (case pending in Hennepin County District Court, Minnesota, filed on March 28, 2011); Union Central Life Insurance et al. (case pending in federal court in the Southern District of New York, filed on April 28, 2011); National Credit Union Administration Board (two cases pending in federal court: one in the District of Kansas, filed on June 20, 2011, and one in the Central District of California, filed on August 19, 2011); The Western and Southern Life Insurance Co., et al. (case pending in Hamilton County Court of Common Pleas, Ohio, filed on June 29, 2011) ); Federal Housing Finance Agency (case filed in New York County Supreme Court, New York, on September 2, 2011, and removed to the Southern District of New York); IKB Deutsche Industriebank AG, et al. (four cases pending in New York County Supreme Court, New York, filed on September 12, 2011, October 7, 2011, October 13, 2011 and October 20, 2011); Huntington Bancshares Inc. (case pending in Hennepin County District Court, Minnesota, filed on October 10, 2011); and Stichting Pensioenfonds ABP (case pending in Hennepin County District Court, Minnesota, filed on October 11, 2011). Each of the above cases includes as defendants certain of our mortgage subsidiaries, and the New Jersey Carpenters, Massachusetts Mutual, Union Central, Western and Southern, Huntington Bancshares, and Stichting Pensioenfonds cases also include as defendants certain current and former employees. The plaintiffs in all cases have alleged that the various defendant subsidiaries made misstatements and omissions in registration statements, prospectuses, prospectus supplements, and other documents related to MBS offerings. The alleged misstatements and omissions typically concern underwriting standards. Plaintiffs claim that such misstatements and omissions constitute violations of state and/or federal securities law and common law including negligent misrepresentation and fraud. Plaintiffs seek monetary damages and rescission.

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

Item 1A. Risk Factors

Other than with respect to the risk factors provided below, there have been no material changes to the Risk Factors described in our 2010 Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q for the three months ended March 31, 2011 and June 30, 2011.

Risks Related to Regulation

Our business and financial condition could be adversely affected as a result of issues relating to mortgage foreclosures, home sales, and evictions in certain states and our entry into a related consent order.

Representatives of federal and state governments, including the United States Department of Justice, the Federal Reserve System (FRB), the Federal Deposit Insurance Corporation (FDIC), the U.S. Securities and Exchange Commission (SEC), and law enforcement authorities in all 50 states, are currently investigating the procedures followed by mortgage servicing companies and banks, including subsidiaries of Ally, in connection with mortgage foreclosure home sales and evictions. While the results of these investigations are uncertain, we expect that Ally or its subsidiaries will become subject to penalties, sanctions, or other adverse actions, including monetary fines, which could be substantial and have a material adverse impact on our results of operations, financial position or cash flows. While we believe that a monetary fine is probable, we are not able to provide an estimate based on information currently available, nor are we able to estimate a range of reasonably possible losses.

As a result of an examination conducted by the FRB and FDIC, on April 13, 2011, each of Ally, Ally Bank, Residential Capital, LLC and GMAC Mortgage, LLC (collectively, the Ally Entities) entered into a Consent Order (the Order) with the FRB and the FDIC. The Order requires the Ally Entities to make improvements to various aspects of our residential mortgage loan servicing business, including compliance programs, internal audit, communications with borrowers, vendor management, management information systems, employee training, and oversight by the boards of the Ally Entities. We estimate that incremental costs to the applicable mortgage companies for implementation and ongoing compliance related to these matters to be approximately $30-40 million annually during 2011 through 2013, but these amounts could be higher. The majority of these incremental annual costs are for additional servicing, vendor management, legal, compliance, and internal audit personnel.

The Order further requires the Ally Entities to retain independent consultants to conduct a risk assessment related to mortgage servicing activities and, separately, to conduct a review of certain past residential mortgage foreclosure actions (Foreclosure Review). Based on current expectations, we estimate total costs to the applicable mortgage companies related to the Foreclosure Review to be up to $200 million. However, it is possible that the scope of the required Foreclosure Review will be expanded, and if that occurs, total costs could be significantly higher. We expect these costs to be incurred during the remainder of 2011 and through 2012, although it is possible that such costs could be incurred beyond 2012.

We cannot estimate the ultimate impact of any deficiencies that have been or may be identified in the historical foreclosure procedures of certain of our mortgage subsidiaries (Mortgage Companies). There are potential risks related to these matters that extend beyond potential liability on individual foreclosure actions. Specific risks could include, for example, claims and litigation related to foreclosure remediation and resubmission; claims from investors that hold securities that become adversely impacted by continued delays in the foreclosure process, the reduction in foreclosure proceeds due to delay, or by challenges to completed foreclosure sales to the extent, if any, not covered by title insurance obtained in connection with such sales; actions by courts, state attorneys general, or regulators to delay further the foreclosure process after submission of corrected affidavits, or to facilitate claims by borrowers alleging that they were harmed by our foreclosure practices (by, for example, foreclosing without offering an appropriate range of alternative home preservation options); regulatory fines, sanctions, and other additional costs; and reputational risks. To date we have borne all out-of-pocket costs associated with the remediation rather than passing any such costs through to investors for whom we service the related mortgages, and we expect that we will continue to do so.

Risks Related to Our Business

Certain of our mortgage subsidiaries have been, and will likely continue to be, required to repurchase mortgage loans for losses, indemnify the investor for incurred losses, or make the investor whole related to breaches of representations and warranties made in connection with the sale of loans, and face potential legal liability resulting from claims related to the sale of MBS.

When our Mortgage Companies sell mortgage loans through whole-loan sales or securitizations, these entities are required to make customary representations and warranties about the loans to the purchaser and/or securitization trust. These representations and warranties relate to, among other things, the ownership of the loan, the validity of the lien securing the loan, the loan’s compliance with the criteria for inclusion in the transaction, including compliance with underwriting standards or loan criteria established by the buyer, ability to deliver required documentation, and compliance with applicable laws. In general, the representations and warranties described above may be enforced against the applicable Mortgage Companies at any time unless a sunset provision is in place. Breaches of these representations and warranties have resulted in a requirement that the applicable Mortgage Companies repurchase mortgage loans, indemnify the investor for incurred losses, or make the investor whole. As the mortgage industry continues to experience higher repurchase demands and additional parties begin to attempt to put back loans, a significant increase in activity beyond that experienced today could occur, resulting in additional future losses at our Mortgage Companies. At September 30, 2011, our reserve for representation and warranty obligations was $829 million. It is difficult to determine the accuracy of our estimates and assumptions used to determine such reserve. For example, if the law were to develop that disagrees with our interpretation that a claimant must prove that the alleged breach of representations and warranties was causally related to the alleged adverse effect on the interest of the claimant, it could significantly impact our determination of the reserve. In addition, if recent court rulings related to monoline litigation that have allowed sampling of loan files instead of a loan-by-loan review to determine if a representations and warranties breach has occurred are followed generally by the courts, private-label securitization investors may view litigation as a more attractive alternative to a loan-by-loan review. As a result of these and other developments, the actual experience at our Mortgage Companies may differ materially from these estimates and assumptions. Refer to Note 24 to the Condensed Consolidated Financial Statements for further details.

Further, claims related to private-label MBS have been brought under federal and state securities laws and contract laws (among other theories), and additional similar claims are likely to be brought in the future. Several securities law cases have been brought by various third-party investors relating to MBS, where such investors have alleged misstatements and omissions in registration statements, prospectuses, prospectus supplements, and other documents related to MBS offerings. In addition, there are two cases pending where MBIA Insurance Corp. (MBIA), a monoline bond insurance company, has alleged, among other things, that two of our Mortgage Companies breached their contractual representations and warranties relating to the characteristics of the mortgage loans contained in certain insured MBS offerings. MBIA further alleges that such entities failed to follow certain remedy procedures set forth in the contracts and improperly serviced the mortgage loans. Along with claims of breach of contract, MBIA also alleges fraud. We also expect our Mortgage Companies to receive additional repurchase demands from MBIA, the amount of which could be substantial. In addition, litigation from other monoline bond insurance companies is likely. Third-party investors may also bring contractual representation and warranties claims against us. Refer to Note 24 to the Condensed Consolidated Financial Statements for further details with respect to existing litigation.

Certain of our mortgage subsidiaries received subpoenas in July 2010 from the Federal Housing Finance Agency (the FHFA), which is the conservator of the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac). The subpoenas relating to Fannie Mae investments have been withdrawn with prejudice. The FHFA indicated that documents provided in response to the remaining subpoenas will enable the FHFA to determine whether they believe issuers of private-label MBS are potentially liable to Freddie Mac for losses they might have incurred. Although Freddie Mac has not brought any representation and warranty claims against us with respect to private label securities subsequent to the settlement, they may well do so in the future. FHFA has commenced securities and related common law fraud litigation with respect to certain of Freddie Mac’s private label securities investments. Refer to Item 1. Legal Proceedings for additional information.

We believe it is reasonably possible that losses at our Mortgage Companies beyond amounts currently reserved for the matters described above could occur, and such losses could have a material adverse impact on our results of operations, financial position or cash flows. However, based on currently available information, we are unable to estimate a range of reasonably possible losses above reserves that have been established.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed on the accompanying Index of Exhibits are filed as a part of this report. This Index is incorporated herein by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 4th day of November 2011.

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