Form 10-K
period 2011-12-31
Ally Financial Inc.
filed 2012-02-28
CIK 40729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011 or
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
(Zip Code)
(866) 710-4623
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act (all listed on the New York Stock Exchange):

Title of each class
10.00% Deferred Interest Debentures due December 1, 2012	7.25% Notes due February 7, 2033
10.30% Deferred Interest Debentures due June 15, 2015	7.375% Notes due December 16, 2044
7.30% Public Income Notes (PINES) due March 9, 2031	Fixed Rate/Floating Rate Perpetual Preferred Stock, Series A
7.35% Notes due August 8, 2032	8.125% Fixed Rate/Floating Rate Trust Preferred Securities, Series 2 of GMAC Capital Trust I
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§ 229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Aggregate market value of voting and nonvoting common equity held by nonaffiliates: Ally Financial Inc. common equity is not registered with the Securities and Exchange Commission and there is no ascertainable market value for such common equity.
At February 28, 2012, the number of shares outstanding of the Registrant's common stock was 1,330,970 shares.
Documents incorporated by reference. None.

INDEX
Ally Financial Inc. • Form 10-K

Part I
Ally Financial Inc. • Form 10-K

Item 1.    Business
General
Ally Financial Inc. (formerly GMAC Inc.) is a leading, independent, globally diversified, financial services firm with $184 billion in assets and operations in 32 countries. Founded in 1919, we are a leading automotive financial services company with over 90 years of experience providing a broad array of financial products and services to automotive dealers and their customers. We are also one of the largest residential mortgage companies in the United States. We became a bank holding company on December 24, 2008, under the Bank Holding Company Act of 1956, as amended (the BHC Act). Our banking subsidiary, Ally Bank, is an indirect wholly owned subsidiary of Ally Financial Inc. and a leading franchise in the growing direct (online and telephonic) banking market, with $39.6 billion of deposits at December 31, 2011. The terms “Ally,” “the Company,” “we,” “our,” and “us” refer to Ally Financial Inc. and its subsidiaries as a consolidated entity, except where it is clear that the terms means only Ally Financial Inc.
Our Business
Global Automotive Services and Mortgage are our primary lines of business. Our Global Automotive Services business is centered around our strong and longstanding relationships with automotive dealers and supports our automotive manufacturing partners and their marketing programs. Our Global Automotive Services business serves over 21,000 dealers globally with a wide range of financial services and insurance products. We believe our dealer-focused business model makes us the preferred automotive finance company for thousands of our automotive dealer customers. We have specialized incentive programs that are designed to encourage dealers to direct more of their business to us. In addition, we believe our longstanding relationship with General Motors Company (GM) and our recent relationship with Chrysler Group LLC (Chrysler) has resulted in particularly strong relationships between us and thousands of dealers and extensive operating experience relative to other automotive finance companies.
Our mortgage business is a leading originator and servicer of residential mortgage loans in the United States.
Ally Bank, our direct banking platform, provides our automotive finance and mortgage loan operations with a stable and low-cost funding source and facilitates prudent asset growth. Our focus is on building a stable deposit base driven by our compelling brand and strong value proposition. Ally Bank raises deposits directly from customers through a direct banking channel over the internet and by telephone. Ally Bank offers a full spectrum of deposit product offerings including certificates of deposit, savings accounts, money market accounts, IRA (individual retirement account) deposit products, as well as an online checking product. We continue to expand the product offerings in our banking platform in order to meet customer needs. Ally Bank's assets and operating results are divided between our North American Automotive Finance operations and Mortgage operations based on its underlying business activities.
The following table reflects the primary products and services offered by the continuing operations of each of our lines of business.

Ally Financial Inc.

Global Automotive Services	Mortgage	Corporate and Other

Operates as three reportable segments:	Operates as two reportable segments:	Commercial Finance

North American Automotive Finance	Origination and Servicing	Other Corporate
United States
Canada	Legacy Portfolio and Other

International Automotive Finance
Europe
Latin America
Asia (joint venture in China)

Insurance

Primary business activities:	Primary business activities:	Primary business activities:

Consumer automotive finance	Residential mortgage loan origination and	Senior secured commercial lending
Commercial automotive finance	purchases
Automotive loan servicing	Mortgage loan servicing
Vehicle remarketing services	Warehouse lending
Vehicle service contracts	Correspondent lending (a)
Dealer inventory insurance
(a)    On November 2, 2011, we announced that in order to proactively address changes in the mortgage industry as a whole, we will be taking immediate action to reduce the focus on the correspondent mortgage-lending channel.

Ally Financial Inc. • Form 10-K

Global Automotive Services
Global Automotive Services includes our North American Automotive Finance operations, International Automotive Finance operations, and Insurance operations. Our Global Automotive Services business had $120.5 billion of assets at December 31, 2011, and generated $6.4 billion of total net revenue in 2011.
Our primary customers are automotive dealers, which are independently owned businesses. As part of the process of selling a vehicle, automotive dealers typically originate loans and leases to their retail customers. Dealers then select Ally or another automotive finance provider to which they sell loans and leases.
Our Global Automotive Services operations offer a wide range of financial services and insurance products to over 21,000 automotive dealerships and 5.8 million of their retail customers. We have deep dealer relationships that have been built over our 90-year history. Our dealer-focused business model encourages dealers to use our broad range of products through incentive programs like our Ally Dealer Rewards program, which rewards individual dealers based on the depth and breadth of our relationship. During 2011 and 2010, 70% and 60%, respectively, of our U.S. automotive dealer customers received benefits under the Ally Dealer Rewards program, which was initiated in 2009. We expect even higher participation levels going forward as all of our automotive dealer customers are eligible to participate in the program. Our automotive finance services include providing retail installment sales contracts, loans, and leases, offering term loans to dealers, financing dealer floorplans and other lines of credit to dealers, fleet leasing, and vehicle remarketing services. We also offer vehicle service contracts and commercial insurance primarily covering dealers' wholesale vehicle inventories in the United States. We are a leading provider of vehicle service contracts, and maintenance coverage.
Global Automotive Services is supported by approximately 8,600 employees worldwide. A significant portion of our Global Automotive Services business is conducted with or through GM- and Chrysler-franchised dealers and their customers.
Automotive Finance
Our North American Automotive Finance operations consist of our automotive finance operations in the United States and Canada. At December 31, 2011, our North American Automotive Finance operations had $97.0 billion of assets and generated $3.6 billion of total net revenue in 2011. According to Experian Automotive, we were the largest independent provider of new retail automotive loans in the United States during 2011. We funded one out of every ten new car purchases that were financed in the United States during 2011. In the United States and Canada we have approximately 2,100 automotive finance and insurance employees in five regions focused on serving the needs of our dealer customers with finance and insurance products, expanding the number of overall dealer and automotive manufacturer relationships, and supporting our dealer lending and underwriting functions. In addition, we have over 2,100 employees that support our North American servicing operations. We manage commercial account servicing for over 5,000 dealers in the United States that utilize our floorplan inventory lending or other commercial loans. In the United States and Canada, we provide consumer asset servicing for a $76.0 billion portfolio at December 31, 2011. The extensive infrastructure and experience of our servicing operation are important to our ability to minimize our loan losses and enable us to deliver favorable customer experience to both our dealers and their retail customers.
Our International Automotive Finance operations are in Europe, Latin America, and Asia. At December 31, 2011, our International Automotive Finance operations had $15.5 billion of assets and generated $901 million of total net revenue in 2011. Through our longstanding relationship with GM, we have extensive experience operating in international markets and broad global capabilities. We currently originate loans in 15 countries (other than the United States and Canada). Our international presence is focused on strategic operations in five core markets: Germany, the United Kingdom, Brazil, Mexico, and China through our joint venture, GMAC-SAIC Automotive Finance Company Limited (GMAC-SAIC). In China, GMAC-SAIC is a leading automotive finance company with broad geographic coverage and a full suite of products. We own 40% of GMAC-SAIC. The other joint venture partners include Shanghai Automotive Group Finance Company LTD and Shanghai General Motors Corporation Limited. Brazil and Mexico remain markets that we see as growth opportunities. In these markets we offer a full product line and have strong positions in the automotive dealer channel. Brazil and Mexico comprise $5.0 billion of our total finance receivables and loans at December 31, 2011. Germany and the United Kingdom remain our core markets in Europe with $5.7 billion of total finance receivables and loans at December 31, 2011.
Our success as an automotive finance provider is driven by the consistent and broad range of products and services we offer to dealers who originate loans and leases to their retail customers who are acquiring new and used automobiles. In the United States and Canada, Ally and other automotive finance providers purchase these loans and leases from automotive dealers. In other countries, we offer retail installment loans and leases directly to retail customers of the dealers. Automotive dealers are independently owned businesses and are our primary customer. Our growth strategy continues to focus on diversifying the franchise by expanding into different products as well as broadening our network of dealer relationships. During 2011, we continued to focus on the used vehicle market, which resulted in strong growth in used vehicle origination volume compared to 2010. Additionally, during 2011, we expanded the Ally Buyer's Choice product on new GM and Chrysler vehicles from Canada to select states in the United States. The Ally Buyer's Choice financing product allows customers to own their vehicle with a fixed rate and payment with the option to sell it to us at a pre-determined point during the contract term and at a pre-determined price.
Automotive dealers require a full range of financial products, including new and used vehicle inventory financing, inventory insurance, working capital and capital improvement loans, and vehicle remarketing services to conduct their respective businesses as well as service contracts and guaranteed asset protection (GAP) products to offer their customers. We have consistently provided this full suite of products to dealers.

Ally Financial Inc. • Form 10-K

For consumers, we offer retail automotive financing for new and used vehicles and leasing for new vehicles. In the United States, retail financing for the purchase of vehicles takes the form of installment sale financing. References to consumer automobile loans in this document include installment sales financing unless the context suggests otherwise. During 2011, we originated a total of 2.3 million automotive loans and leases worldwide totaling approximately $53.3 billion. We provided financing for 38% and 29% of GM's and Chrysler's North American retail sales including leases, respectively, and 28% of GM's international retail sales including leases in countries where both GM and we operate and we had retail financing volume, excluding China. For additional information about our relationship and business transactions with GM, refer to Item 13. Certain Relationships and Related Transactions, and Director Independence.
Our consumer automotive financing operations generate revenue through finance charges or lease payments and fees paid by customers on the retail contracts and leases. We also recognize a gain or loss on the remarketing of the vehicles financed through lease contracts at the end of the lease. When the lease contract is originated, we estimate the residual value of the leased vehicle at lease termination. Periodically we revise the projected value of the leased vehicle at lease termination. Our actual sales proceeds from remarketing the vehicle may be higher or lower than the estimated residual value.
Automotive manufacturers may elect as a marketing incentive to sponsor special financing programs for retail sales of their respective vehicles. The manufacturer can lower the financing rate paid by the customer on either a retail contract or a lease by paying us the present value of the difference between the customer rate and our standard market rates at contract inception. These marketing incentives are referred to as rate support or subvention. GM may also from time to time offer lease pull-ahead programs, which encourage consumers to terminate existing leases early if they acquire a new GM vehicle. As part of these programs, we waive all or a portion of the customer's remaining payment obligation. In most cases, GM compensates us for a portion of the foregone revenue from those waived payments after consideration of the extent that our remarketing sale proceeds are higher than otherwise would be realized if the vehicle had been remarketed at lease contract maturity. Historically, the manufacturer elected to lower a customer's lease payments through a residual support incentive program; in these instances, the manufacturer and we agreed to increase the projected value of the vehicle at the time the lease contract was signed, and the manufacturer reimbursed us if the remarketing sales proceeds were less than the adjusted residual value. Over the past several years, automotive manufacturers have primarily supported leasing products through rate support programs.
Our commercial automotive financing operations primarily fund dealer inventory purchases of new and used vehicles, commonly referred to as wholesale or floorplan financing. This represents the largest portion of our commercial automotive financing business. We extend lines of credit to individual dealers. In general, each wholesale credit line is secured by all the vehicles financed and, in some instances, by other assets owned by the dealer or by a personal guarantee. The amount we advance to dealers is equal to 100% of the wholesale invoice price of new vehicles. Interest on wholesale automotive financing is generally payable monthly and is usually indexed to a floating rate benchmark. The rate for a particular dealer is based on the dealer's creditworthiness and eligibility for various incentive programs, among other factors. During 2011, we financed an average of $34.3 billion of dealer vehicle inventory worldwide through wholesale or floorplan financings. We financed 79% and 65% of GM's and Chrysler's North American dealer inventory, respectively, during 2011, and 78% of GM's international dealer inventory in countries where GM operates and we provide dealer inventory financing, excluding China. Additional commercial offerings include automotive dealer term loans, revolving lines of credit, and dealer fleet financing. We provide comprehensive automotive remarketing services, including the use of SmartAuction, our online auction platform, which efficiently supports dealer-to-dealer and other commercial wholesale car transactions. In 2011, we and others utilized SmartAuction to sell 344,000 vehicles to dealers and other commercial customers. SmartAuction served as the remarketing channel for 61% of Ally's off-lease vehicles.
Manufacturer Relationships
On November 30, 2006, we entered into an agreement with GM that, subject to certain conditions and limitations, whenever GM offers vehicle financing and leasing incentives to customers, it would do so exclusively through Ally. This agreement was subsequently modified on May 22, 2009. As a result of these modifications: (1) after December 31, 2010, GM became permitted to offer any incentive programs on a graduated basis through third parties on a nonexclusive, side-by-side basis with Ally provided that the pricing of the third parties meets certain requirements; (2) Ally has no obligation to provide operating lease financing products; and (3) Ally has no targets against which it could be assessed penalties. The modified agreement will expire on December 31, 2013. A primary objective of Ally under the agreement continues to be supporting distribution and marketing of GM products.
On August 6, 2010, we entered into an agreement with Chrysler (which replaced a term sheet that was originally effective on April 30, 2009) to make available automotive financing products and services to Chrysler dealers and customers. We are Chrysler's preferred provider of new wholesale financing for dealer inventory in the United States, Canada, and Mexico, along with other international markets upon the mutual agreement of the parties. We provide dealer financing and services and retail financing to qualified Chrysler dealers and customers as we deem appropriate according to our credit policies and in our sole discretion. Chrysler is obligated to provide us with certain exclusivity privileges including the use of Ally for designated minimum threshold percentages of certain Chrysler retail financing subvention programs. The agreement extends through April 30, 2013, with automatic one-year renewals unless either we or Chrysler provides sufficient notice of nonrenewal. During 2010, Chrysler also selected Ally to be the preferred financing provider for Fiat vehicles in the United States. Under this agreement, our North American Automotive Finance operations will offer retail financing, leasing, wholesale financing, working capital and facility loans, and remarketing services for Fiat vehicles in the United States.
Subvented loans, originated through our preferred financing relationships, represented 36% of our 2011 North American new retail loan and lease origination volume, respectively, compared to 41% in 2010 and 52% in 2009. For non-subvented retail loan originations, we successfully compete at the dealer-level based on our strong dealer relationships, competitive pricing, full suite of products, and comprehensive service.

Ally Financial Inc. • Form 10-K

We have further diversified our customer base by establishing agreements to become preferred financing providers with other manufacturers including Thor Industries (recreational vehicles), Maserati (for the United States and Canada), MG Motor UK Ltd (in the United Kingdom), The Vehicle Production Group LLC (for the United States), and SsangYoung Motor UK Ltd (in the United Kingdom).
Insurance
Our Insurance operations offer both consumer finance and insurance products sold primarily through the automotive dealer channel and commercial insurance products sold to dealers. As part of our focus on offering dealers a broad range of consumer finance and insurance products, we provide vehicle service contracts and maintenance coverage. We also underwrite selected commercial insurance coverages, which primarily insure dealers' wholesale vehicle inventory in the United States. Additionally, the Insurance operations offer GAP products in the United States and personal automobile insurance coverage in certain countries outside the United States. Our Insurance operations had $8.0 billion of assets at December 31, 2011, and generated $1.9 billion of total net revenue in 2011.
Our vehicle service contracts for retail customers offer owners and lessees mechanical repair protection and roadside assistance for new and used vehicles beyond the manufacturer's new vehicle warranty. These vehicle service contracts are marketed to the public through automotive dealerships and on a direct response basis in the United States and Canada. The vehicle service contracts cover virtually all vehicle makes and models. We also offer GAP products, which allow the recovery of a specified economic loss beyond the covered vehicle's value in the event the vehicle is damaged and declared a total loss.
Wholesale vehicle inventory insurance for dealers provides physical damage protection for dealers' floorplan vehicles. Dealers are generally required to maintain this insurance by their floorplan finance provider. We offer vehicle inventory insurance in the United States to virtually all new car franchised dealerships. We sell insurance products to approximately 4,000 dealers in the United States. Among U.S. GM dealers to whom we provide wholesale financing, our wholesale insurance product penetration rate is approximately 78%. Dealers who receive wholesale financing from Ally are eligible for wholesale insurance incentives, such as automatic eligibility in our preferred insurance programs and increased financial benefits. Our ABA Seguros subsidiary provides personal automobile insurance and certain commercial insurance in Mexico. We also provide personal automobile insurance in Canada.
A significant aspect of our Insurance operations is the investment of proceeds from premiums and other revenue sources. We use these investments to satisfy our obligations related to future claims at the time these claims are settled. Our Insurance operations have an Investment Committee, which develops investment guidelines and strategies. The guidelines established by this committee reflect our risk tolerance, liquidity requirements, regulatory requirements, and rating agency considerations, among other factors.
Mortgage
Our Mortgage operations are now reported as two distinct segments: (1) Origination and Servicing operations and (2) Legacy Portfolio and Other operations. These operations are conducted through the mortgage operations of Ally Bank and subsidiaries of the Residential Capital, LLC (ResCap) legal entity in the United States. Our Mortgage operations had $33.9 billion of assets at December 31, 2011, and generated $1.2 billion of total net revenue in 2011.
Origination and Servicing
Our Origination and Servicing operations is one of the leading originators of conforming and government-insured residential mortgage loans in the United States. We are one of the largest residential mortgage loan servicers in the United States and we provide collateralized lines of credit to other mortgage originators, which we refer to as warehouse lending. We finance our mortgage loan originations primarily in Ally Bank. During 2011, we originated or purchased approximately 247,000 mortgage loans totaling $56.3 billion in the United States: $45.3 billion through our network of correspondents and $10.9 billion through our retail and direct network, which includes our Ditech branded direct-to-consumer channel. On November 2, 2011, we announced that in order to proactively address changes in the mortgage industry as a whole, we will be taking immediate action to reduce the focus on the correspondent mortgage-lending channel; however, we will maintain correspondent relationships with key customers. This reduction will allow us to shift our focus and origination capacity to our retail and direct network channel. As a result, we believe our exposure to mortgage servicing rights (MSR) asset volatility will decrease over time, and we will be better positioned to comply with Basel III requirements. This change is also expected to result in a decrease in total origination levels in 2012 as compared to 2011. After consideration of our experience to-date and the shift in focus to the higher margin retail and direct channels, overall profitability is not expected to be significantly impacted if we are able to increase our retail and direct production volume due to government refinance programs. We will continue to evaluate this business in the future and further reductions in the correspondent channel could occur. We sell the conforming mortgages we originate or purchase in sales that take the form of securitizations guaranteed by the Federal National Mortgage Association (Fannie Mae) or the Federal Home Loan Mortgage Corporation (Freddie Mac), and sell government-insured mortgage loans we originate or purchase in securitizations guaranteed by the Government National Mortgage Association (Ginnie Mae). Fannie Mae, Freddie Mac, and Ginnie Mae are collectively known as the Government-sponsored Enterprises or GSEs. We also selectively originate prime jumbo mortgage loans in the United States. In 2011, we sold $57.9 billion of mortgage loans guaranteed by the GSEs, representing 99.8% of total loans sold by us. At December 31, 2011, we were the primary servicer of 2.3 million mortgage loans with an unpaid principal balance of $356.4 billion. Our Origination and Servicing operations had $23.0 billion of assets at December 31, 2011, and generated $933 million of total net revenue during the year ended December 31, 2011.
Legacy Portfolio and Other
Our Legacy Portfolio and Other operations primarily consists of loans originated prior to January 1, 2009, and includes noncore business activities including discontinued operations, portfolios in runoff, and cash held in the ResCap legal entity. These activities, all of which we

Ally Financial Inc. • Form 10-K

have discontinued, include, among other things: lending to real estate developers and homebuilders in the United States and the United Kingdom; purchasing, selling and securitizing nonconforming residential mortgage loans (with the exception of U.S. prime jumbo mortgage loans) in both the United States and internationally; certain conforming origination channels closed in 2008 and our mortgage reinsurance business. We continue to strategically review our mortgage business. As a result of our review, we exited the European mortgage market through the sale of our United Kingdom and continental Europe operations in 2010 and entered into an agreement to sell the assets of our Canadian operations in 2011. We have substantially reduced the risk in our Mortgage operations since the onset of the housing crisis through a significant reduction in total assets, primarily through the runoff and divestiture of noncore businesses and assets. In 2011, we sold $250 million in domestic legacy mortgage loans to investors through whole-loan securitizations. At December 31, 2011, our Legacy Portfolio and Other operations had total assets of $10.9 billion that included mortgage loans held-for-investment with a net carrying value of $8.0 billion and mortgage loans held-for-sale with a net carrying value of $1.6 billion, which have been marked at 47% of their unpaid principal balance on average. In addition, in 2010 we reached agreements with Freddie Mac and Fannie Mae, significantly limiting our repurchase obligations with each counterparty. Our Mortgage operations hold reserves of $825 million at December 31, 2011, for potential repurchase obligations related to potential breaches of representations and warranties. Refer to Note 31 to the Consolidated Financial Statements for further information regarding the reserve for representation and warranty obligations.
Corporate and Other
Corporate and Other primarily consists of our centralized corporate treasury and deposit gathering activities, such as management of the cash and corporate investment securities portfolios, short- and long-term debt, retail and brokered deposit liabilities, derivative instruments, the amortization of the discount associated with new debt issuances and bond exchanges, most notably from the December 2008 bond exchange, and the residual impacts of our corporate funds-transfer pricing (FTP) and treasury asset liability management (ALM) activities. Corporate and Other also includes our Commercial Finance Group, certain equity investments, and reclassifications and eliminations between the reportable operating segments. Our Commercial Finance Group provides senior secured commercial-lending products to small and medium sized businesses primarily in the United States.
Ally Bank
Ally Bank raises deposits directly from customers through the direct banking channel via the internet and over the telephone. We have quickly become a leader in direct banking with our recognizable brand, accessible 24/7 customer service, and competitively priced deposit products. We have distinguished our direct bank with our “Talk Straight, Do Right, Be Obviously Better.” branding and products that are “Easy to Use” with “No Fine Print, Hidden Fees, Rules or Penalties.”
Ally Bank provides our automotive finance and mortgage loan operations with a stable and low-cost funding source and facilitates prudent asset growth. At December 31, 2011, we had $39.6 billion of deposits including $27.7 billion of retail deposits sourced by Ally Bank. The focus on retail deposits and growth in our deposit base from $19.2 billion at the end of 2008 to $39.6 billion at the end 2011, combined with improving capital markets and a lower interest rate environment have contributed to a reduction in our cost of funds of approximately 178 basis points since the first quarter of 2009. Looking forward, our cost of funds will be influenced by changes in the level of deposits as well as the interest rate environment and the state of capital markets.
Consumer preferences for the online banking model have grown consistently over the past several years. We believe internet banking is now the preferred banking channel by consumers. According to a 2011 American Bankers Association survey, the number of bank customers who prefer to do their banking online increased to 62% in 2011 from just 36% in 2010. The survey also showed those who prefer branch banking declined from 25% to 20% over the same period. We have received a positive response to innovative product offerings launched in 2011, including IRA deposit products, 48-month raise your rate certificates of deposit, pop money, eCheck deposit, and the “Ally Perks” debit rewards program. We believe that Ally Bank is well-positioned to take advantage of the consumer-driven shift from branch to direct banking.
Industry and Competition
The markets for automotive and mortgage financing, banking, and insurance are highly competitive. The market for automotive financing has grown more competitive as more consumers are financing their vehicle purchases and as more competitors continue to enter this market as a result of how well automotive finance assets generally performed relative to other asset classes through the economic cycle during the past three years.  More recently, competition for automotive financing has further intensified as a growing number of banks have become increasingly interested in automotive-finance assets. In addition, our mortgage business and Ally Bank face significant competition from commercial banks, savings institutions, mortgage companies, and other financial institutions. Our insurance business also faces significant competition from automotive manufacturers, insurance carriers, third-party administrators, brokers, and other insurance-related companies. Many of our competitors have substantial positions nationally or in the markets in which they operate. Some of our competitors have lower cost structures, substantially lower costs of capital, and are much less reliant on securitization activities, unsecured debt, and other public markets. We face significant competition in most areas, including product offerings, rates, pricing and fees, and customer service.  Further, there has been significant consolidation among companies in the financial services industry, which is expected to continue.  This is likely to result in larger and better capitalized competitors.
The markets for automotive and mortgage securitizations and whole-loan sales are also competitive, and other issuers and originators could increase the amount of their issuances and sales. In addition, lenders and other investors within those markets often establish limits on their credit exposure to particular issuers, originators, and asset classes, or they may require higher returns to increase the amount of their exposure. Increased issuance by other participants in the market or decisions by investors to limit their credit exposure to (or to require a higher yield for) us or to automotive or mortgage securitizations or whole-loans could negatively affect our ability and that of our subsidiaries

Ally Financial Inc. • Form 10-K

to price our securitizations and whole-loan sales at attractive rates. The result would be lower proceeds from these activities and lower profits for our subsidiaries and us.
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
Bank Holding Company Status
Ally Financial Inc. (Ally) and IB Finance Holding Company, LLC (IB Finance) are both bank holding companies under the BHC Act. IB Finance is the direct holding company for Ally's FDIC-insured depository institution, Ally Bank. As a bank holding company, Ally is subject to supervision, examination and regulation by the Board of Governors of the Federal Reserve System (FRB). Ally must also comply with regulatory risk-based capital and leverage requirements, as well as various safety and soundness standards imposed by the FRB, and is subject to certain statutory restrictions concerning the types of assets or securities it may own and the activities in which it may engage. Ally Bank, our direct banking subsidiary, is not a member of the Federal Reserve System and is subject to supervision, examination and regulation by the Federal Deposit Insurance Corporation (FDIC) and the Utah Department of Financial Institutions (UDFI). This regulatory oversight is established to protect depositors, the FDIC's Deposit Insurance Fund, and the banking system as a whole, not security holders, and in some instances may be contrary to their interests.

•
Permitted Activities — As a bank holding company, subject to certain exceptions, Ally is not permitted to acquire more than 5% of any class of voting shares of any nonaffiliated bank or bank holding company, directly or indirectly, or to acquire control of any other company, directly or indirectly (including by acquisition of 25% or more of a class of voting shares), without first obtaining FRB approval. Furthermore, the activities of Ally must be generally limited to banking or to managing or controlling banks or to other activities deemed closely related to banking or otherwise permissible under the BHC Act. Likewise, Ally generally may not hold more than 5% of any class of voting shares of any company unless that company's activities conform with the above requirements. Upon our bank holding company approval on December 24, 2008, we were permitted an initial two-year grace period to bring our activities and investments into conformity with these restrictions. This grace period expired in December 2010. The FRB initially granted a one-year extension that expired in December 2011, and recently granted a second one-year extension that expires in December 2012. We will be permitted to apply to the FRB for one additional one-year extension. Absent a further extension, certain of Ally's existing activities and investments deemed impermissible under the BHC Act must be terminated or disposed of by the expiration of the grace period and any extensions. For further information, refer to Item 1A. Risk Factors.

•
Gramm-Leach-Bliley Act — The enactment of the Gramm-Leach-Bliley Act of 1999 (GLB Act) eliminated large parts of a regulatory framework that had its origins in the Depression era of the 1930s. Effective with its enactment, new opportunities became available for banks, other depository institutions, insurance companies, and securities firms to enter into combinations that permit a single financial services organization to offer customers a more comprehensive array of financial products and services. To further this goal, the GLB Act amended the BHC Act by providing a new regulatory framework applicable to “financial holding companies,” which are bank holding companies that meet certain qualifications and elect financial holding company status. The FRB supervises, examines, and regulates financial holding companies, as it does all bank holding companies. However, insurance and securities activities conducted by a financial holding company or its nonbank subsidiaries are regulated primarily by functional regulators. As a bank holding company, we would be eligible to elect financial holding company status upon satisfaction of certain regulatory requirements applicable to us and to Ally Bank (and any depository institution subsidiary that we may acquire in the future). We do not currently satisfy these requirements. As a financial holding company, Ally would then be permitted to engage in a broader range of financial and related activities than those that are permissible for bank holding companies, in particular, securities, insurance, and merchant banking activities.

•
Dodd-Frank Wall Street Reform and Consumer Protection Act — On July 21, 2010, the President of the United States signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act). The Dodd-Frank Act addresses risks to the economy and the payment system, especially those posed by large, systemically important financial firms. The regulations, when implemented will have material implications for Ally and the entire financial services industry. Among other things, it will or potentially could:

•	result in Ally being subject to enhanced oversight and scrutiny as a result of being a bank holding company with $50 billion or more in consolidated assets;

•
result in the appointment of the FDIC as receiver of Ally in an orderly liquidation proceeding, if the Secretary of the Treasury, upon recommendation of at least two-thirds of the members of the FRB and two-thirds of the members of the board of directors of the FDIC and in consultation with the President of the United States, finds Ally to be in default or danger of default;

•	increase the levels of capital and liquidity with which Ally must operate and affect how it plans capital and liquidity levels;

Ally Financial Inc. • Form 10-K

•	subject Ally to new and/or higher fees paid to various regulatory entities, including but not limited to deposit insurance fees paid by Ally Bank to the FDIC;

•	impact Ally's ability to invest in certain types of entities or engage in certain activities;

•	impact a number of Ally's business and risk management strategies;

•	restrict the revenue that Ally generates from certain businesses; and

•	subject Ally to a new Consumer Financial Protection Bureau (CFPB), which has very broad rule-making and enforcement authorities.
Many provisions of the Dodd-Frank Act will only become effective at a later date or after a rulemaking process is completed. The orderly liquidation authority became effective in July 2010, with implementing regulations adopted thereafter in stages, with some rulemakings still to come. If Ally were subject to the orderly liquidation authority, the FDIC would be appointed as receiver, giving the FDIC the ability to wind-up Ally, including the ability to assign assets and liabilities without the need for creditor consent or prior court review and the ability of the FDIC to differentiate and determine priority among creditors.
In December 2011, the FRB proposed rules to implement some provisions of the systemic risk regime. If adopted as proposed, among other provisions, the rules would require Ally to maintain a sufficient quantity of highly liquid assets to survive a projected 30-day liquidity stress event and implement various liquidity-related corporate governance measures; limit Ally's aggregate exposure to any unaffiliated counterparty to 25% of Ally's capital and surplus; and potentially subject Ally to an early remediation regime that could limit the ability of Ally to pay dividends or expand its business if the FRB identified Ally as suffering from financial or management weaknesses.
In January 2012, President Obama appointed Richard Cordray as director of the CFPB. Since then, the CFPB has proposed various rules to implement consumer financial protection provisions of the Dodd-Frank Act and related requirements. Many of these proposed rules, when finalized, will impose new requirements on Ally and its business operations. In addition, as an insured depository institution with total assets of more than $10 billion, Ally Bank may be required in the future to submit periodic reports to the CFPB, and will become subject to examination by the CFPB.

•
Capital Adequacy Requirements — Ally and Ally Bank are subject to various guidelines as established under FRB and FDIC regulations. Refer to Note 23 to the Consolidated Financial Statements for additional information. See also “Basel Capital Accord” below.

•
Capital Planning and Stress Tests — In December 2011, Ally became subject to a new capital planning and stress test regime generally applicable to bank holding companies with $50 billion or more of consolidated assets. The new regime requires Ally to conduct periodic stress tests and submit a proposed capital action plan to the FRB every January, which the FRB must take action on by the following March. The proposed capital action plan must include a description of all planned capital actions over a nine-quarter planning horizon, including any issuance of a debt or equity capital instrument, any capital distribution, and any similar action that the FRB determines could have an impact on Ally's consolidated capital. The proposed capital action plan must also include a discussion of how Ally will maintain capital above the minimum regulatory capital ratios and above a Tier 1 common equity-to-total risk-weighted assets ratio of 5 percent, and serve as a source of strength to Ally Bank. The FRB must approve Ally's proposed capital action plan before Ally may take any proposed capital action covered by the new regime. Ally submitted its capital plan in January 2012, and it is unknown whether the FRB will accept Ally's plan as submitted or require revisions.

•
Limitations on Bank Holding Company Dividends and Capital Distributions — Utah law (and, in certain instances, federal law) places restrictions and limitations on dividends or other distributions payable by our banking subsidiary, Ally Bank, to Ally. With respect to dividends payable by Ally to its shareholders, in December 2011, the FRB adopted a regulation that requires bank holding companies with $50 billion or more in total consolidated assets, such as Ally, to submit annual capital plans for FRB non-objection. In the absence of a non-objection regarding the capital plan, the new regulation prohibits bank holding companies from paying dividends or making certain other capital distributions without specific FRB non-objection for such action. Even if a bank holding company receives a non-objection to its capital plan, it may not pay a dividend or make certain other capital distributions without FRB approval under certain circumstances (e.g., after giving effect to the dividend or distribution, the bank holding company would not meet a minimum regulatory capital ratio or a Tier 1 common ratio of at least 5%) and subject to certain exceptions. The FRB has previously issued supervisory guidance requiring bank holding companies such as Ally to consult with the FRB prior to increasing dividends, implementing common stock repurchase programs or redeeming or repurchasing capital instruments. Such guidance provides for a supervisory capital assessment program that outlines FRB expectations concerning the processes that bank holding companies have in place to ensure they hold adequate capital under adverse conditions to maintain ready access to funding. The federal bank regulatory agencies are also authorized to prohibit a banking subsidiary or bank holding company from engaging in unsafe or unsound banking practices and, depending upon the circumstances, could find that paying a dividend or making a capital distribution would constitute an unsafe or unsound banking practice.

•
Transactions with Affiliates — Certain transactions between Ally Bank and any of its nonbank “affiliates,” including but not limited to Ally and ResCap, are subject to federal statutory and regulatory restrictions. Pursuant to these restrictions, unless

Ally Financial Inc. • Form 10-K

otherwise exempted, “covered transactions” including Ally Bank's extensions of credit to and asset purchases from its nonbank affiliates, generally (1) are limited to 10% of Ally Bank's capital stock and surplus with respect to transactions with any individual affiliate, with an aggregate limit of 20% of Ally Bank's capital stock and surplus for all affiliates and all such transactions; (2) in the case of certain credit transactions, are subject to stringent collateralization requirements; (3) in the case of asset purchases by Ally Bank, may not involve the purchase of any asset deemed to be a “low quality asset” under federal banking guidelines; and (4) must be conducted in accordance with safe-and-sound banking practices (collectively, the Affiliate Transaction Restrictions). Also, transactions between Ally Bank and a nonbank affiliate generally must be on market terms and conditions. Under the Dodd-Frank Act, among other changes to the Affiliate Transaction Restrictions, credit exposures resulting from derivatives transactions and securities lending and borrowing transactions are now treated as “covered transactions.” Furthermore, there is an “attribution rule” under the Affiliate Transaction Restrictions that provides that a transaction between Ally Bank and a third party must be treated as a transaction between Ally Bank and a nonbank affiliate to the extent that the proceeds of the transaction are used for the benefit of or transferred to a nonbank affiliate of Ally Bank.
Because Ally controls Ally Bank, Ally is an affiliate of Ally Bank for purposes of the Affiliate Transaction Restrictions. Thus, retail financing transactions by Ally Bank involving vehicles for which Ally provided floorplan financing are subject to the Affiliate Transaction Restrictions because the proceeds of the retail financings are deemed to benefit, and are ultimately transferred to, Ally Financial.
Historically, the FRB was authorized to exempt, in its discretion, transactions or relationships from the requirements of these rules if it found such exemptions to be in the public interest and consistent with the purposes of the rules. As a result of the Dodd-Frank Act, exemptions now may be granted by the FDIC if the FDIC and FRB jointly find that the exemption is in the public interest and consistent with the purposes of the rules, and the FDIC finds that the exemption does not present an unacceptable risk to the Deposit Insurance Fund. The FRB granted several such exemptions to Ally Bank in the past. However, the existing exemptions are subject to various conditions and, particularly in light of the statutory changes made by the Dodd-Frank Act, any requests for future exemptions may not be granted. Moreover, these limited exemptions generally do not encompass consumer leasing or used vehicle financing. Since there is no assurance that Ally Bank will be able to obtain future exemptions or waivers with respect to these restrictions, the ability to grow Ally Bank's business will be affected by the Affiliate Transaction Restrictions and the conditions set forth in the existing exemption letters.

•
Source of Strength — Pursuant to the Federal Deposit Insurance Act, FRB policy and regulations, and under the Parent Company Agreement and the Capital and Liquidity Maintenance Agreement as described in Note 23 to the Consolidated Financial Statements, Ally is expected to act as a source of strength to Ally Bank and is required to commit necessary capital and liquidity to support Ally Bank. This support may be required at inopportune times for Ally.

•
Enforcement Authority — The FDIC and FRB have broad authority to issue orders to banks and bank holding companies to cease and desist from unsafe or unsound banking practices and from violations of laws, rules, regulations, or conditions imposed in writing by the banking agencies. The FDIC and FRB also are empowered to require affirmative actions to correct any violation or practice; issue administrative orders that can be judicially enforced; direct increases in capital; limit dividends and distributions; restrict growth; assess civil money penalties against institutions or individuals who violate any laws, regulations, orders, or written agreements with the banking agencies; order termination of certain activities of bank holding companies or their subsidiaries; remove officers and directors; order divestiture of ownership or control of a nonbanking subsidiary by a bank holding company (in the case of the FRB); terminate deposit insurance; and/or place a bank into receivership (in the case of the FDIC).

Basel Capital Accord
The minimum risk-based capital requirements adopted by the federal banking agencies follow the Capital Accord (Capital Accord or Basel I) of the Bank for International Settlements' Basel Committee on Banking Supervision (Basel Committee). The Capital Accord was published in 1988 and generally applies to depository institutions and their holding companies in the United States. In 2004, the Basel Committee published a revision to the Capital Accord (Basel II). The goal of the Basel II capital rules is to provide more risk-sensitive regulatory capital calculations and promote enhanced risk management practices among large, internationally active banking organizations. U.S. banking regulators published final Basel II rules in December 2007. Ally is required to comply with the Basel II rules as implemented by the U.S. banking regulators. Prior to full implementation of the Basel II rules, Ally is required to complete a qualification period of four consecutive quarters during which it needs to demonstrate that it meets the requirements of the rules to the satisfaction of its primary U.S. banking regulator. Pursuant to an extension that was granted to Ally, this qualification period, or parallel run, is required to begin no later than October 1, 2013. During this period, capital is calculated using both Basel I and Basel II methodologies. Upon completion of this parallel run and with the approval of the primary U.S. banking regulator, Ally will begin to use Basel II to calculate regulatory capital. Basel II contemplated a three-year transition period during which a bank holding company or bank could gradually lower its capital level below the levels required by Basel I. However, under a final capital rule that implements a provision of the Dodd-Frank Act, Ally and Ally Bank must continue to calculate their risk-based capital requirements under Basel I, and the capital requirements that each computes under Basel I will serve as a floor for its risk-based capital requirement computed under Basel II.
In addition to Basel II, the Basel Committee recently adopted new capital, leverage, and liquidity guidelines under the Capital Accord (Basel III) that when implemented in the United States may have the effect of raising capital requirements beyond those required by current law and the Dodd-Frank Act. Basel III will increase the minimum Tier 1 common equity ratio to 4.5%, net of regulatory deductions, and introduces a capital conservation buffer of an additional 2.5% of common equity to risk-weighted assets raising the target minimum common

Ally Financial Inc. • Form 10-K

equity ratio to 7.0%. Basel III increases the minimum Tier 1 capital ratio to 8.5% inclusive of the capital conservation buffer, increases the minimum total capital ratio to 10.5% inclusive of the capital buffer, and introduces a countercyclical capital buffer of up to 2.5% of common equity or other fully loss absorbing capital for periods of excess credit growth. Basel III also introduces a nonrisk adjusted Tier 1 leverage ratio of 3%, based on a measure of the total exposure rather than total assets, and new liquidity standards. The Basel III capital, leverage, and liquidity standards will be phased in over a multiyear period. The Basel III rules, when implemented, will also impose a 15% cap on the amount of Tier 1 capital that can be met, in the aggregate, through significant investments in the common shares of unconsolidated financial subsidiaries, MSRs, and deferred tax assets through timing differences. In addition, under Basel III rules, after a ten-year phase-out period beginning in January 2013, trust preferred and other “hybrid” securities will no longer qualify as Tier 1 capital. However, under the Dodd-Frank Act, subject to certain exceptions (e.g., for debt or equity issued to the U.S. government under the Emergency Economic Stabilization Act), trust preferred and other “hybrid” securities are phased out from Tier 1 capital over a three-year period starting January 2013. We continue to monitor developments with respect to Basel III and, pending the adoption of final capital rules and subsequent regulatory interpretation by the U.S. regulators, there remains a degree of uncertainty on the full impact of Basel III.
It is also anticipated that during 2012 the U.S. banking agencies will issue final rules based on the 2010 Notice of Proposed Rulemaking on the Risk-Based Capital Guidelines for Market Risk, as amended in December 2011 (Market Risk rules). We continue to monitor developments with respect to the Market Risk rules.
Troubled Asset Relief Program
As part of the Automotive Industry Financing Program created under the Troubled Asset Relief Program (TARP) established by the U.S. Department of the Treasury (Treasury) under the Emergency Economic Stabilization Act of 2008 (the EESA), Ally has entered into agreements pursuant to which Treasury has purchased preferred stock and trust preferred securities of Ally. As a result of these investments, subject to certain exceptions, Ally and its subsidiaries are generally prohibited from paying certain dividends or distributions on, or redeeming, repurchasing, or acquiring any common stock without consent of Treasury. Ally has further agreed that until Treasury ceases to hold Ally preferred stock, Ally will comply with certain restrictions on executive privileges and compensation. Ally must also take all necessary action to ensure that its corporate governance and benefit plans with respect to its senior executive officers comply with Section 111(b) of the EESA as implemented by any guidance or regulation under the EESA, as amended by the American Recovery and Reinvestment Act of 2009, which was signed into law on February 17, 2009, as implemented by the Interim Final Rule issued by Treasury on June 15, 2009. For further details regarding these restrictions on compensation as a result of TARP investments, refer to the Compensation Discussion and Analysis in Item 11.
Depository Institutions
On December 24, 2008, Ally Bank received approval from the UDFI to convert from an industrial bank to a commercial nonmember state-chartered bank. Ally Bank's deposits are insured by the FDIC, and Ally Bank is required to file periodic reports with the FDIC concerning its financial condition. Total assets of Ally Bank were $85.3 billion and $70.3 billion at December 31, 2011 and 2010, respectively.
As a commercial nonmember bank chartered by the State of Utah, Ally Bank is subject to various regulatory capital adequacy requirements administered by state and federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on Ally Bank's results of operations and financial condition. At December 31, 2011, we were in compliance with our regulatory capital requirements. For an additional discussion of capital adequacy requirements, refer to Note 23 to the Consolidated Financial Statements.
International Banks, Finance Companies, and Other Non-U.S. Operations
Certain of our foreign subsidiaries operate in local markets as either banks or regulated finance companies and are subject to regulatory restrictions. These regulatory restrictions, among other things, require that our subsidiaries meet certain minimum capital requirements and may restrict dividend distributions and ownership of certain assets. Total assets of our regulated international banks and finance companies were approximately $13.6 billion and $14.5 billion at December 31, 2011 and 2010, respectively. In addition, the BHC Act imposes restrictions on Ally's ability to invest equity abroad without FRB approval. Many of our other operations are also heavily regulated in many jurisdictions outside the United States.
U.S. Mortgage Business
Our U.S. mortgage business is subject to extensive federal, state, and local laws, rules, and regulations in addition to judicial and administrative decisions that impose requirements and restrictions on this business. As a Federal Housing Administration-approved lender, certain of our U.S. mortgage subsidiaries are required to submit audited financial statements to the Department of Housing and Urban Development on an annual basis. The U.S. mortgage business is also subject to examination by the Federal Housing Commissioner to assure compliance with Federal Housing Administration regulations, policies, and procedures. The federal, state, and local laws, rules, and regulations to which our U.S. mortgage business is subject, among other things, impose licensing obligations and financial requirements; limit the interest rates, finance charges, and other fees that can be charged; regulate the use of credit reports and the reporting of credit information; impose underwriting requirements; regulate marketing techniques and practices; require the safeguarding of nonpublic information about customers; and regulate servicing practices, including the assessment, collection, foreclosure, claims handling, and investment and interest payments on escrow accounts. In addition, proposals have been enacted in the U.S. Congress and are under consideration by various regulatory authorities that would affect the manner in which the GSEs conduct their business and there is some possibility that Fannie Mae and Freddie Mac will be subject to winding down.

Ally Financial Inc. • Form 10-K

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
Investments in Ally
Because Ally Bank is an FDIC-insured bank and Ally and IB Finance are bank holding companies, acquisitions of our voting stock above certain thresholds may be subject to regulatory approval or notice under federal or state law. Investors are responsible for ensuring that they do not, directly or indirectly, acquire shares of our stock in excess of the amount that may be acquired without regulatory approval under the Change in Bank Control Act, the BHC Act, and Utah state law.
Other Regulations
Some of the other more significant regulations that we are subject to include:

•
Privacy — The GLB Act imposes additional obligations on us to safeguard the information we maintain on our customers, requires us to provide notice of our privacy practices, and permits customers to “opt-out” of information sharing with third parties. Regulations have been issued by several agencies that establish obligations to safeguard information. In addition, several states have enacted even more stringent privacy and safeguarding legislation. If a variety of inconsistent state privacy rules or requirements are enacted, our compliance costs could increase substantially.

•
Fair Credit Reporting Act — The Fair Credit Reporting Act regulates the use of credit reports and the reporting of information to credit reporting agencies, and also provides a national legal standard for lenders to share information with affiliates and certain third parties and to provide firm offers of credit to consumers. In late 2003, the Fair and Accurate Credit Transactions Act was enacted, making this preemption of conflicting state and local law permanent. The Fair Credit Reporting Act was also amended to place further restrictions on the use of information shared between affiliates, to provide new disclosures to consumers when risk-based pricing is used in the credit decision, and to help protect consumers from identity theft. All of these provisions impose additional regulatory and compliance costs on us and reduce the effectiveness of our marketing programs.

•
Truth in Lending Act — The Truth in Lending Act (TILA), as amended, and Regulation Z, which implements TILA, requires lenders to provide borrowers with uniform, understandable information concerning terms and conditions in certain credit transactions. These rules apply to Ally and its subsidiaries in transactions in which they extend credit to consumers and require, in the case of certain mortgage and automotive financing transactions, conspicuous disclosure of the finance charge and annual percentage rate, if any. In addition, if an advertisement for credit states specific credit terms, Regulation Z requires that such advertisement state only those terms that actually are or will be arranged or offered by the creditor. Failure to comply with TILA can result in liability for damages as well as criminal and civil penalties.

•
Sarbanes-Oxley Act — The Sarbanes-Oxley Act of 2002 implements a broad range of corporate governance and accounting measures designed to promote honesty and transparency in corporate America. The principal provisions of the act include, among other things, (1) the creation of an independent accounting oversight board; (2) auditor independence provisions that restrict non-audit services that accountants may provide to their audit clients; (3) additional corporate governance and responsibility measures including the requirement that the chief executive officer and chief financial officer certify financial statements; (4) the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve-month period following initial publication of any financial statements that later require restatement; (5) an increase in the oversight of and enhancement of certain requirements relating to audit committees and how they interact with the independent auditors; (6) requirements that audit committee members must be independent and are barred from accepting consulting, advisory, or other compensatory fees from the issuer; (7) requirements that companies disclose whether at least one member of the audit committee is a “financial expert” (as defined by the SEC) and, if not, why the audit committee does not have a financial expert; (8) a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions, on nonpreferential terms and in compliance with other bank regulatory requirements; (9) disclosure of a code of ethics; (10) requirements that management assess the effectiveness of internal control over financial reporting and that the Independent Registered Public Accounting firm attest to the assessment; and (11) a range of enhanced penalties for fraud and other violations.

•
USA PATRIOT Act/Anti-Money-Laundering Requirements — In 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (USA PATRIOT Act) was signed into law. Title III of the USA PATRIOT Act amends the Bank Secrecy Act and contains provisions designed to detect and prevent the use of the U.S. financial system for money laundering and terrorist financing activities. The Bank Secrecy Act, as amended by the USA PATRIOT Act, requires bank holding companies, banks, and certain other financial companies to undertake activities including maintaining an anti-money-laundering program, verifying the identity of clients, monitoring for and reporting on suspicious transactions, reporting on cash transactions exceeding specified thresholds, and responding to requests for information by regulatory authorities and law enforcement agencies. We have implemented internal practices, procedures, and controls designed to comply with these anti-money-laundering requirements.

Ally Financial Inc. • Form 10-K

•
Community Reinvestment Act — Under the Community Reinvestment Act (CRA), a bank has a continuing and affirmative obligation, consistent with the safe-and-sound operation of the institution, to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions. However, institutions are rated on their performance in meeting the needs of their communities.

•	Other — Our U.S. mortgage business has subsidiaries that are required to maintain regulatory capital requirements under agreements with the GSEs and the Department of Housing and Urban Development.
Employees
We had approximately 14,800 and 14,400 employees worldwide at December 31, 2011 and 2010, respectively.
Additional Information
The results of operations for each of our reportable operating segments and the products and services offered are contained in the individual business operations sections of Management's Discussion and Analysis of Financial Condition and Results of Operations. Financial information related to reportable operating segments and geographic areas is provided in Note 28 to the Consolidated Financial Statements.
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K (and amendments to these reports) are available on our internet website, free of charge, as soon as reasonably practicable after the reports are electronically filed with or furnished to the SEC. These reports are available at www.ally.com. Choose Investor Relations, Financial Information, and then SEC Filings (under About Ally). These reports can also be found on the SEC website at www.sec.gov.
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
We are a bank holding company under the Bank Holding Company Act of 1956 (BHC Act). Many of the regulatory requirements to which we are subject as a bank holding company were not previously applicable to us and have and will continue to require significant expense and devotion of resources to fully implement necessary policies and procedures to ensure compliance. Compliance with such laws and regulations involves substantial costs and may adversely affect our ability to operate profitably. Recent events, particularly in the financial and real estate markets, have resulted in bank regulatory agencies placing increased focus and scrutiny on participants in the financial services industry, including us. For a description of our regulatory requirements, see Certain Regulatory Matters in Item 1. Business.
Ally is subject to ongoing supervision, examination and regulation by the FRB, and Ally Bank by the FDIC and the Utah DFI, in each case, through regular examinations and other means that allow the regulators to gauge management's ability to identify, assess, and control risk in all areas of operations in a safe-and-sound manner and to ensure compliance with laws and regulations.
Ally is currently required by its banking supervisors to make improvements in areas such as board and senior management oversight, risk management, regulatory reporting, internal audit planning, capital adequacy process, stress testing, and Bank Secrecy Act / anti-money-laundering compliance, and to continue to reduce problem assets. Separately, Ally Bank is currently required by its banking supervisors to make improvements in areas such as compliance management and training, consumer protection monitoring, consumer complaint resolution, internal audit program and residential mortgage loan pricing, and fee monitoring. These requirements are judicially enforceable, and if we are unable to implement and maintain these required actions, plans, policies and procedures in a timely and effective manner and otherwise comply with the requirements outlined above, we could become subject to formal supervisory actions which could subject us to significant restrictions on our existing business or on our ability to develop any new business. Such forms of supervisory action could include, without limitation, written agreements, cease and desist orders, and consent orders and may, among other things, result in restrictions on our ability to pay dividends, requirements to increase capital, restrictions on our activities, the imposition of civil monetary penalties, and enforcement of such action through injunctions or restraining orders. We could also be required to dispose of certain assets and liabilities within a prescribed period. The terms of any such supervisory action could have a material adverse effect on our business, operating flexibility, financial condition, and results of operations.
Our ability to engage in certain activities may be adversely affected by our status as a bank holding company.
As a bank holding company, Ally's activities are generally limited to banking or to managing or controlling banks or to other activities deemed closely related to banking or otherwise permissible under the BHC Act and related regulations. Likewise, subject to certain exceptions, Ally is not permitted to acquire more than 5% of any class of voting shares of any nonaffiliated bank or bank holding company, directly or indirectly, or to acquire control of any other company, directly or indirectly (including by acquisition of 25% or more of a class of voting shares). Upon our bank holding company approval, we were permitted an initial two-year grace period to bring our activities and investments into conformity with these restrictions. This grace period expired in December 2010. The FRB initially granted a one-year extension that expired in December 2011, and recently granted a second one-year extension that expires in December 2012. We will be

Ally Financial Inc. • Form 10-K

permitted to apply to the FRB for one additional one-year extension. Certain of Ally's existing activities and investments, including most of our insurance activities and our SmartAuction vehicle remarketing services for third parties, are deemed impermissible under the BHC Act and must be terminated or disposed of by the expiration of this extension and any additional extensions. While some of these activities may be continued if Ally is able to convert to a financial holding company under the BHC Act, Ally may be unable to satisfy the requirements to enable it to convert to a financial holding company prior to that time, and activities, businesses, or investments that would be permissible for a financial holding company will need to be terminated or disposed of. The FRB may also decline to grant any additional requested extensions, and Ally may be obligated to terminate or dispose of any impermissible activities, businesses, or investments more quickly than anticipated or under terms that are unfavorable to us. Either situation could have a material adverse effect on our business, results of operations, and financial position.
As a bank holding company, our ability to expand into new business activities would require us to obtain the prior approval of the relevant banking supervisors. There can be no assurance that any required approval will be obtained or that we will be able to execute on any such plans in a timely manner or at all. If we are unable to obtain approval to expand into new business activities, our business, results of operations, and financial position may be materially adversely affected.
Our business and financial condition could be further adversely affected as a result of issues relating to mortgage foreclosures, home sales, and evictions in certain states and our entry into a related consent order.
Representatives of federal and state governments, including the United States Department of Justice, the FRB, the FDIC, the U.S. Securities and Exchange Commission (SEC), and law enforcement authorities in all 50 states, have been investigating the procedures followed by mortgage servicing companies and banks, including subsidiaries of Ally, in connection with mortgage foreclosure home sales and evictions. In connection with this, on February 9, 2012, we reached an agreement in principle with the federal government and 49 state attorneys general with respect to these matters, which resulted in a charge of approximately $230 million in the fourth quarter of 2011. This agreement in principle is subject to ongoing discussions among the parties and the completion of definitive documentation, as well as required regulatory and court approvals. It is possible that Ally or its subsidiaries could become subject to further penalties, sanctions, or other adverse actions related to these matters, which could have a material adverse impact on our results of operations, financial position or cash flows.
On December 1, 2011, the Commonwealth of Massachusetts filed an enforcement action in the Suffolk County Superior Court against GMAC Mortgage and several other lender/servicers. The Commonwealth claims that certain aspects of defendants' foreclosure processes are unlawful, that defendants do not always process loan modification accurately, and that defendants' use of the Mortgage Electronic Registration Systems (MERS) has damaged the integrity of the Commonwealth's Torrens recording system. The Commonwealth seeks civil penalties, injunctive relief, costs and attorneys' fees. In connection with the settlement with the federal government and state attorneys general announced on February 9, 2012, the Commonwealth of Massachusetts agreed to settle all servicing-related claims asserted in this action and to certain limits on monetary damages, if any. However, the Commonwealth of Massachusetts continues to pursue claims related to MERS and certain foreclosure-related matters.
As a result of an examination conducted by the FRB and FDIC, on April 13, 2011, each of Ally, Ally Bank, Residential Capital, LLC and GMAC Mortgage, LLC (collectively, the Ally Entities) entered into a Consent Order (the Consent Order) with the FRB and the FDIC. The Consent Order requires the Ally Entities to make improvements to various aspects of our residential mortgage loan-servicing business, including compliance programs, internal audit, communications with borrowers, vendor management, management information systems, employee training, and oversight by the boards of the Ally Entities. We estimate that incremental costs to the applicable mortgage companies for implementation and ongoing compliance related to these matters to be approximately $40 million annually during 2012 and 2013, and then reducing over time. The majority of these incremental annual costs are for additional servicing personnel, enhancements to information systems, vendor management, costs to comply with MERS requirements, and increased audit and compliance costs.
The Consent Order further requires GMAC Mortgage, LLC to retain independent consultants to conduct a risk assessment related to mortgage servicing activities and, separately, to conduct a review of certain past residential mortgage foreclosure actions (Foreclosure Review). Based on current expectations, we estimate total costs to the applicable mortgage companies related to the Foreclosure Review to be up to $200 million, but it is possible that costs could be higher, particularly if the scope of the Foreclosure Review is expanded. We expect the majority of these costs to be incurred in 2012, although it is possible that such costs could be incurred over a longer period of time.
We cannot estimate the ultimate impact of any deficiencies that have been or may be identified in the historical foreclosure procedures of certain of our mortgage subsidiaries (Mortgage Companies). There are potential risks related to these matters that extend beyond potential liability on individual foreclosure actions. Specific risks could include, for example, claims and litigation related to foreclosure remediation and resubmission; claims from investors that hold securities that become adversely impacted by continued delays in the foreclosure process, the reduction in foreclosure proceeds due to delay, or by challenges to completed foreclosure sales to the extent, if any, not covered by title insurance obtained in connection with such sales; actions by courts, state attorneys general, or regulators to delay further the foreclosure process after submission of corrected affidavits, or to facilitate claims by borrowers alleging that they were harmed by our foreclosure practices (by, for example, foreclosing without offering an appropriate range of alternative home preservation options); additional regulatory fines, sanctions, and other additional costs; and reputational risks. To date we have borne all out-of-pocket costs associated with the remediation rather than passing any such costs through to investors for whom we service the related mortgages, and we expect that we will continue to do so.

Ally Financial Inc. • Form 10-K

Our ability to execute our business strategy may be affected by regulatory considerations.
Our business strategy for Ally Bank, which is primarily focused on automotive lending and growth of our direct-channel deposit business, is subject to regulatory oversight from a safety and soundness perspective. If our banking supervisors raise concerns regarding any aspect of our business strategy for Ally Bank, we may be obliged to alter our strategy, which could include moving certain activities, such as certain types of lending, outside of Ally Bank to one of our nonbanking affiliates. Alternative funding sources outside of Ally Bank, such as asset securitization or financings in the capital markets, could be more expensive than funding through Ally Bank and could adversely effect our business prospects, results of operations and financial condition.
We are subject to new capital planning and systemic risk regimes, which impose significant restrictions and requirements.
Effective December 2011, the FRB requires bank holding companies with $50 billion or more in total consolidated assets, such as Ally, to submit annual capital plans for FRB non-objection. In the absence of a non-objection regarding the capital plan, the new regulation prohibits such bank holding companies from paying dividends or making certain other capital distributions without a specific FRB non-objection to such action. Even if a bank holding company receives a non-objection to its capital plan, it may not pay a dividend or make certain other capital distributions without FRB approval under certain circumstances (e.g., after giving effect to the dividend or distribution, the bank holding company would not meet a minimum regulatory capital ratio or a Tier 1 common ratio of at least 5%) and subject to certain exceptions. Ally submitted its first capital plan in January 2012, and it is unknown whether the FRB will accept Ally's plan as submitted or require revisions.
In addition, in December 2011, the FRB proposed rules to implement certain provisions of the systemic risk regime under the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act). If adopted as proposed, among other provisions, the rules would require Ally to maintain a sufficient quantity of highly liquid assets to survive a projected 30-day liquidity stress event and implement various liquidity-related corporate governance measures; limit Ally's aggregate exposure to any unaffiliated counterparty to 25% of Ally's capital and surplus; and potentially subject Ally to an early remediation regime that could limit the ability of Ally to pay dividends or expand its business if the FRB identified Ally as suffering from financial or management weaknesses. The systemic risk provisions, when implemented, could adversely affect our business prospects, results of operations, and financial condition.
Our ability to rely on deposits as a part of our funding strategy may be limited.
Ally Bank continues to be a key part of our funding strategy, and we have increased our reliance on deposits as an alternative source of funding through Ally Bank. Ally Bank does not have a retail branch network, and it obtains its deposits through direct banking and brokered deposits which, at December 31, 2011, included $9.9 billion of brokered certificates of deposit that may be more price sensitive than other types of deposits and may become less available if alternative investments offer higher interest rates. Our ability to maintain our current level of deposits or grow our deposit base could be affected by regulatory restrictions including the possible imposition of prior approval requirements, restrictions on deposit growth, or restrictions on our rates offered. In addition, perceptions of our financial strength, rates offered by third parties, and other competitive factors beyond our control, including returns on alternative investments, will also impact our ability to grow our deposit base. As we have established the Ally Bank brand and increased our retail deposit base over the past few years, we have reduced offered rates on new retail deposits. However, a strategy of continuing to offer reduced rates in the future could limit our ability to further grow or maintain deposits. Even if we are able to grow the deposit base of Ally Bank, our regulators may impose restrictions on our ability to use Ally Bank deposits as a source of funding for certain business activities potentially raising the cost of funding those activities without the use of Ally Bank deposits.
The FDIC has indicated that it expects Ally to diversify Ally Bank's overall funding and to focus on reducing Ally Bank's overall funding costs including the interest rates paid on Ally Bank deposits. See Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity Management, Funding, and Regulatory Capital-Funding Strategy in Item 7. for additional information about these diversification activities. As stated above, over the past few years, we have reduced rates on retail deposits, as well as introduced new products, resulting in lower cost of funds for deposits. However, it is possible that further reductions of rates on retail deposits could limit Ally Bank's ability to grow or maintain deposits, which could have a material adverse impact on the funding and capital position of Ally.
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
Ally, Ally Bank, and many of our nonbank subsidiaries are heavily regulated by bank and other regulatory agencies at the federal and state levels. This regulatory oversight is established to protect depositors, the FDIC's Deposit Insurance Fund, and the banking system as a whole, not security holders. Changes to statutes, regulations, rules, or policies including the interpretation or implementation of statutes, regulations, rules, or policies could affect us in substantial and unpredictable ways including limiting the types of financial services and products we may offer, limiting our ability to pursue acquisitions and increasing the ability of third parties to offer competing financial services and products.

Ally Financial Inc. • Form 10-K

Our operations are also heavily regulated in many jurisdictions outside the United States. For example, certain of our foreign subsidiaries operate either as a bank or a regulated finance company, and our insurance operations are subject to various requirements in the foreign markets in which we operate. The varying requirements of these jurisdictions may be inconsistent with U.S. rules and may materially adversely affect our business or limit necessary regulatory approvals, or if approvals are obtained, we may not be able to continue to comply with the terms of the approvals or applicable regulations. In addition, in many countries, the regulations applicable to the financial services industry are uncertain and evolving.
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
The Dodd-Frank Act became law in July 2010. Portions of the Dodd-Frank Act were effective immediately, but many provisions will only be effective after the adoption of implementing regulations, which have been delayed in numerous cases. The Dodd-Frank Act, when fully implemented, will have material implications for Ally and the entire financial services industry. Among other things, it will or potentially could:

•	result in Ally being subject to enhanced oversight and scrutiny as a result of being a bank holding company with $50 billion or more in consolidated assets;

•
result in the appointment of the FDIC as receiver of Ally in an orderly liquidation proceeding if the Secretary of Treasury, upon recommendation of two-thirds of the FRB and the FDIC and in consultation with the President of the United States, finds Ally to be in default or danger of default;

•	affect the levels of capital and liquidity with which Ally must operate and how it plans capital and liquidity levels;

•	subject Ally to new and/or higher fees paid to various regulatory entities, including but not limited to deposit insurance fees to the FDIC;

•	impact Ally's ability to invest in certain types of entities or engage in certain activities;

•	impact a number of Ally's business and risk management strategies;

•	restrict the revenue that Ally generates from certain businesses; and

•	subject Ally to a new Consumer Financial Protection Bureau (CFPB), which has very broad rule-making and enforcement authorities.
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
The Bank for International Settlements' Basel Committee on Banking Supervision recently adopted new capital, leverage, and liquidity guidelines under the Basel Accord (Basel III), which when implemented in the United States, may have the effect of raising capital requirements beyond those required by current law and the Dodd-Frank Act. Basel III increases (i) the minimum Tier 1 common equity ratio from 2.0% to 4.5%, net of regulatory deductions, and introduces a capital conservation buffer of an additional 2.5% of common equity to risk-weighted assets, raising the target minimum common equity ratio to 7.0% and (ii) the minimum Tier 1 capital ratio to 8.5% inclusive of the capital conservation buffer, increases the minimum total capital ratio to 10.5% inclusive of the capital buffer, and introduces a countercyclical capital buffer of up to 2.5% of common equity or other fully loss absorbing capital for periods of excess credit growth. Basel III also introduces a nonrisk adjusted Tier 1 leverage ratio of 3% based on a measure of the total exposure rather than total assets and new liquidity standards. The Basel III capital, leverage, and liquidity standards will be phased in over a multiyear period. The Basel III rules, when implemented, will also impose a 15% cap on the amount of Tier 1 capital that can be met, in the aggregate, through significant investments in the common shares of unconsolidated financial subsidiaries, mortgage servicing rights (MSRs), and deferred tax assets through timing differences, as well as a 10% cap on the amount of each of the three individual items that may be included in Tier 1 capital. In addition, under Basel III rules, after a 10-year phase-out period beginning in January 2013, trust preferred and other “hybrid” securities will no longer qualify as Tier 1 capital. However, under the Dodd-Frank Act, subject to certain exceptions, trust preferred and other “hybrid” securities are phased out from Tier 1 capital in a three-year period starting January 2013. At December 31, 2011, Ally had $2.3 billion of MSRs and $2.5 billion of trust preferred securities, which were included as Tier 1 capital. Ally currently has no other “hybrid” securities outstanding. The Basel III

Ally Financial Inc. • Form 10-K

rules, when implemented, will impose limits on Ally's ability to meet its regulatory capital requirements through the use of MSRs, trust preferred securities, or other “hybrid” securities, if applicable. Pending final rules for Basel III and subsequent regulatory interpretation, there remains a degree of uncertainty on the full impact of Basel III. It is currently anticipated that U.S. banking regulators will propose regulations to implement Basel III in 2012.
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
In addition to the recent enactment of the Dodd-Frank Act, various legislative bodies have also recently been considering altering the existing framework governing creditors' rights and mortgage products including legislation that would result in or allow loan modifications of various sorts. Such legislation may change banking statutes and the operating environment in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business; limit or expand permissible activities; or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether new legislation will be enacted, and if enacted, the effect that it or any regulations would have on our activities, financial condition, or results of operations.
Ally and its subsidiaries are or may become involved from time to time in information-gathering requests, investigations, and proceedings by government and self-regulatory agencies which may lead to adverse consequences.
Ally and its subsidiaries, including Ally Bank, are or may become involved from time to time in information-gathering requests, reviews, investigations, and proceedings (both formal and informal) by government and self-regulatory agencies, including the FRB, FDIC, Utah DFI, CFPB, SEC, and the Federal Trade Commission regarding their respective operations. Such requests include subpoenas from each of the SEC and the U.S. Department of Justice, served on Ally Financial Inc. and GMAC Mortgage LLC, respectively. Beginning in December 2010 and continuing through 2011, a series of subpoenas were received from the SEC, seeking information about various aspects of the process surrounding securitizations of residential mortgages with which certain of our mortgage subsidiaries were involved as sponsor or servicer. The subpoena received from the U.S. Department of Justice includes a broad request for documentation and other information in connection with its investigation of potential fraud related to the origination and/or underwriting of mortgage loans. These subpoenas, or any other investigation or information-gathering request, may result in material adverse consequences including without limitation, adverse judgments, settlements, fines, penalties, injunctions, or other actions.
Our business, financial position, and results of operations could be adversely affected by the impact of affiliate transaction restrictions imposed in connection with certain financing transactions.
Certain transactions between Ally Bank and any of its nonbank “affiliates,” including but not limited to Ally Financial Inc. and ResCap are subject to federal statutory and regulatory restrictions. Pursuant to these restrictions, unless otherwise exempted, “covered transactions,” including Ally Bank's extensions of credit to and asset purchases from its nonbank affiliates, generally (1) are limited to 10% of Ally Bank's capital stock and surplus with respect to transactions with any individual affiliate, with an aggregate limit of 20% of Ally Bank's capital stock and surplus for all affiliates and all such transactions; (2) in the case of certain credit transactions, are subject to stringent collateralization requirements; (3) in the case of asset purchases by Ally Bank, may not involve the purchase of any asset deemed to be a “low quality asset” under federal banking guidelines; and (4) must be conducted in accordance with safe-and-sound banking practices (collectively, the Affiliate Transaction Restrictions). Under the Dodd-Frank Act, among other changes to Sections 23A and 23B of the Federal Reserve Act, credit exposures resulting from derivatives transactions and securities lending and borrowing transactions will be treated as “covered transactions.” Furthermore, there is an “attribution rule” that provides that a transaction between Ally Bank and a third party must be treated as a transaction between Ally Bank and a nonbank affiliate to the extent that the proceeds of the transaction are used for the benefit of, or transferred to, a nonbank affiliate of Ally Bank. Retail financing transactions by Ally Bank involving vehicles which are floorplan financed by Ally Financial Inc. are subject to the Affiliate Transaction Restrictions because the proceeds of the retail financings are deemed to benefit, and are ultimately transferred to, Ally.
Historically, the FRB was authorized to exempt, in its discretion, transactions or relationships from the requirements of these rules if it found such exemptions to be in the public interest and consistent with the purposes of the rules. As a result of the Dodd-Frank Act, exemptions now may be granted by the FDIC if the FDIC and FRB jointly find that the exemption is in the public interest and consistent with the purposes of the rules, and the FDIC finds that the exemption does not present an unacceptable risk to the Deposit Insurance Fund. The FRB granted several such exemptions to Ally Bank in the past. However, the existing exemptions are subject to various conditions and, particularly in light of the statutory changes made by the Dodd-Frank Act, any requests for future exemptions may not be granted. Moreover, these limited exemptions generally do not encompass consumer leasing or used vehicle financing. Since there is no assurance that Ally Bank will be able to obtain future exemptions or waivers with respect to these restrictions, the ability to grow Ally Bank's business will be affected by the Affiliate Transaction Restrictions and the conditions set forth in the existing exemption letters.

Ally Financial Inc. • Form 10-K

Ally Financial Inc. may in the future require distributions from its subsidiaries.
We currently fund Ally Financial Inc.'s obligations, including dividend payments to our preferred shareholders, and payments of interest and principal on our indebtedness, from cash generated by Ally Financial Inc. In the future, Ally Financial Inc. may not generate sufficient funds at the parent company level to fund its obligations. As such, it may require dividends, distributions, or other payments from its subsidiaries to fund its obligations. However, regulatory and other legal restrictions may limit the ability of Ally Financial Inc.'s subsidiaries to transfer funds freely to Ally Financial Inc. In particular, many of Ally Financial Inc.'s subsidiaries are subject to laws, regulations, and rules that authorize regulatory bodies to block or reduce the flow of funds to it or that prohibit such transfers entirely in certain circumstances. These laws, regulations, and rules may hinder Ally Financial Inc.'s ability to access funds that it may need to make payments on its obligations in the future. Furthermore, as a bank holding company, Ally Financial Inc. may become subject to a prohibition or to limitations on its ability to pay dividends. The bank regulators have the authority and, under certain circumstances, the duty to prohibit or to limit payment of dividends by the banking organizations they supervise, including Ally Financial Inc. and its subsidiaries.
Current and future increases in FDIC insurance premiums, including the FDIC special assessment imposed on all FDIC-insured institutions, could decrease our earnings.
Beginning in 2008 and continuing through 2011, higher levels of bank failures have dramatically increased resolution costs of the FDIC and depleted the Deposit Insurance Fund (the DIF). In May 2009, the FDIC announced that it had voted to levy a special assessment on insured institutions in order to facilitate the rebuilding of the DIF. In September 2009, the FDIC voted to adopt an increase in the risk-based assessment rate effective beginning January 1, 2011, by three basis points. Further, the Dodd-Frank Act alters the calculation of an insured institution's deposit base for purposes of deposit insurance assessments and removes the upper limit for the reserve ratio designated by the FDIC each year. On February 7, 2011, the FDIC approved a final rule implementing these changes, which took effect on April 1, 2011. The FDIC will continue to assess the changes to the assessment rates at least annually. Future deposit premiums paid by Ally Bank depend on the level of the DIF and the magnitude and cost of future bank failures. Any increases in deposit insurance assessments could decrease our earnings.
Risks Related to Our Business
The profitability and financial condition of our operations are heavily dependent upon the performance, operations, and prospects of GM and Chrysler.
GM, GM dealers, and GM-related employees compose a significant portion of our customer base, and our domestic and, in particular, our International Automotive Finance operations are highly dependent on GM production and sales volume. In 2011, 62% of our North American new vehicle dealer inventory financing and 66% of our North American new vehicle consumer automotive financing volume were for GM dealers and customers. In addition, 97% of our international new vehicle dealer inventory financing and 82% of our international new vehicle consumer automotive financing volume were for GM dealers and customers. Furthermore, we have an agreement with Chrysler related to automotive financing products and services for Chrysler dealers and customers pursuant to which we are the preferred provider of new wholesale financing for Chrysler dealer inventory and consumer financing for Chrysler customers. In 2011, 30% of our North American new vehicle dealer inventory financing and 28% of our North American new vehicle consumer automotive financing volume were for Chrysler dealers and customers.
Ally's agreements with GM and Chrysler regarding automotive financing products for their dealers and customers extend through December and April 2013, respectively, unless terminated earlier in accordance with their terms. The agreement with Chrysler provides for automatic one-year renewals unless either we or Chrysler provides sufficient notice of nonrenewal. As a result, our agreement with Chrysler will be automatically extended through April 30, 2014, unless Chrysler notifies us of nonrenewal on or before April 30, 2012, in which case, the agreement would expire on April 30, 2013. These agreements provide Ally with certain preferred provider benefits including limiting the use of other financing providers by GM and Chrysler in their incentive programs. The terms of the Ally agreement with GM changed after January 1, 2011, such that GM is now able to offer incrementally more incentive programs through third parties on a nonexclusive, side-by-side basis with Ally, provided that the pricing of the third parties meets certain requirements. Due to the highly competitive nature of the market for financial services, Ally may be unable to extend one or both of these agreements or may face less favorable terms upon extension. If Ally is unable to extend one or both of these agreements or if GM or Chrysler enters a similar agreement with a third party, Ally's retail financing volumes could be materially and adversely impacted.
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
A significant adverse change in GM's or Chrysler's business, including significant adverse changes in their respective liquidity position and access to the capital markets; the production or sale of GM or Chrysler vehicles; the quality or resale value of GM or Chrysler vehicles; the use of GM or Chrysler marketing incentives; GM's or Chrysler's relationships with its key suppliers; or GM's or Chrysler's relationship

Ally Financial Inc. • Form 10-K

with the United Auto Workers and other labor unions and other factors impacting GM or Chrysler or their respective employees, could have a material adverse effect on our profitability and financial condition. In addition, growth in our International Automotive Finance operations are highly dependent on GM, and therefore any significant change to GM's international business or our relationship with GM may hinder our ability to expand internationally.
There is no assurance that the global automotive market or GM's and Chrysler's respective share of that market will not suffer downturns in the future, and any negative impact could in turn have a material adverse effect on our business, results of operations, and financial position.
Our business requires substantial capital and liquidity, and disruption in our funding sources and access to the capital markets would have a material adverse effect on our liquidity, capital positions, and financial condition.
Our liquidity and the long-term viability of Ally depend on many factors, including our ability to successfully raise capital and secure appropriate bank financing. We are currently required to maintain a Tier 1 leverage ratio of 15% at Ally Bank, which will require that Ally maintain substantial equity funds in Ally Bank and inject substantial additional equity funds into Ally Bank as Ally Bank's assets increase over time.
We have significant maturities of unsecured debt each year. While we have reduced our reliance on unsecured funding, it continues to remain a critical component of our capital structure and financing plans. At December 31, 2011, approximately $12.0 billion in principal amount of total outstanding consolidated unsecured debt is scheduled to mature in 2012, which includes $7.4 billion in principal amount of debt issued under the FDIC's Temporary Liquidity Guaranty Program, and approximately $2.3 billion and $5.8 billion in principal amount of consolidated unsecured debt is scheduled to mature in 2013 and 2014, respectively. We also obtain short-term funding from the sale of floating rate demand notes, all of which the holders may elect to have redeemed at any time without restriction. At December 31, 2011, a total of $2.8 billion in principal amount of Demand Notes were outstanding. We also rely on secured funding. At December 31, 2011, approximately $14.4 billion of outstanding consolidated secured debt is scheduled to mature in 2012, approximately $15.1 billion is scheduled to mature in 2013, and approximately $11.1 billion is scheduled to mature in 2014. Furthermore, at December 31, 2011, approximately $15.0 billion in certificates of deposit at Ally Bank are scheduled to mature in 2012, which is not included in the 2012 unsecured maturities provided above. Additional financing will be required to fund a material portion of the debt maturities over these periods. The capital markets continue to be volatile, and Ally's access to the debt markets may be significantly reduced during periods of market stress. In addition, we will continue to have significant original issue discount amortization expenses (OID expense) in the near future, which will adversely affect our net income and resulting capital position. OID expense was $925 million for the year ended 2011, and the remaining scheduled amortization of OID is $350 million, $263 million, and $190 million in 2012, 2013, and 2014, respectively.
As a result of the volatility in the markets and our current unsecured debt ratings, we have increased our reliance on various secured debt markets. Although market conditions have improved, there can be no assurances that this will continue. In addition, we continue to rely on our ability to borrow from other financial institutions, and many of our primary bank facilities are up for renewal on a yearly basis. Any weakness in market conditions and a tightening of credit availability could have a negative effect on our ability to refinance these facilities and increase the costs of bank funding. Ally and Ally Bank also continue to access the securitization markets. While markets have continued to stabilize following the 2008 liquidity crisis, there can be no assurances these sources of liquidity will remain available to us.
Our indebtedness and other obligations are significant and could materially and adversely affect our business.
We have a significant amount of indebtedness. At December 31, 2011, we had approximately $101.6 billion in principal amount of indebtedness outstanding (including $53.0 billion in secured indebtedness). Interest expense on our indebtedness constituted approximately 57% of our total financing revenue and other interest income for the year ended December 31, 2011. In addition, during the twelve months ending December 31, 2011, we declared and paid preferred stock dividends of $794 million in the aggregate.
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
The markets for automotive and mortgage financing, banking, and insurance are highly competitive. The market for automotive financing has grown more competitive as more consumers are financing their vehicle purchases and as more competitors continue to enter this market as a result of how well automotive finance assets generally performed relative to other asset classes during the 2008 economic downturn.  More recently, competition for automotive financing has further intensified as a growing number of banks have become increasingly interested in automotive-finance assets, which has resulted in pressure on our net interest margins. For example, on April 1, 2011, TD Bank Group announced the closing of its acquisition of Chrysler Financial, which could enhance Chrysler Financial's ability to expand its product offerings and may result in increased competition. Our mortgage business and Ally Bank face significant competition from commercial banks, savings institutions, mortgage companies, and other financial institutions. Our insurance business faces significant

Ally Financial Inc. • Form 10-K

competition from insurance carriers, reinsurers, third-party administrators, brokers, and other insurance-related companies. Many of our competitors have substantial positions nationally or in the markets in which they operate. Some of our competitors have lower cost structures, substantially lower costs of capital, and are much less reliant on securitization activities, unsecured debt, and other public markets. We face significant competition in most areas including product offerings, rates, pricing and fees, and customer service. If we are unable to compete effectively in the markets in which we operate, our profitability and financial condition could be negatively affected.
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
We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expenses, which represents management's best estimate of probable credit losses that have been incurred within the existing portfolio of loans, all as described in Note 1 to the Consolidated Financial Statements. The allowance, in the judgment of management, is established to reserve for estimated loan losses and risks inherent in the loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks using existing qualitative and quantitative information, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, and other factors, both within and outside of our control, may require an increase in the allowance for loan losses.
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
The protracted period of adverse developments in the mortgage finance and credit markets has adversely affected ResCap's business, liquidity, and its capital position and has raised substantial doubt about ResCap's ability to continue as a going concern.
ResCap has been adversely affected by the events and conditions in the broader mortgage banking industry, most severely but not limited to the domestic nonprime and nonconforming and international mortgage loan markets. Fair market valuations of held-for-sale mortgage loans, MSRs, and securitized interests that continue to be held by ResCap and other assets and liabilities ResCap records at fair value may continue to deteriorate if there continues to be weakness in housing prices or increased severity of delinquencies and defaults of mortgage loans, or should mortgage rates increase. These deteriorating factors previously resulted in higher provision for loan losses on ResCap's held-for-investment mortgage loans and real estate-lending portfolios. As a direct result of these events and conditions, ResCap discontinued new originations in all of its international operations and sold its U.K. and European operations and currently generally only purchases or originates mortgage loans that can be sold in the form of securitizations guaranteed by the GSEs. If the GSEs became unable or unwilling to purchase mortgage loans from ResCap, it would have a materially adverse impact on ResCap's funding and liquidity and on its ability to originate or purchase new mortgage loans.
ResCap is highly leveraged relative to its cash flow and has recognized substantial losses resulting in a significant deterioration in capital. There continues to be a risk that ResCap will not be able to meet its debt service obligations, and/or that it will be in a negative liquidity position in 2012 or beyond. Further, ResCap was in default on certain of its financial covenants as of December 31, 2011 due to insufficient equity levels, and it is possible that further defaults could occur in the future due to insufficient equity, capital, or liquidity. ResCap remains heavily dependent on Ally and its affiliates for funding and capital support, and there can be no assurance that Ally or its affiliates will continue any such support or that Ally will choose to execute any further strategic transactions with respect to ResCap or that any transactions undertaken will be successful.
In light of ResCap's liquidity and capital needs combined with volatile conditions in the marketplace, there is substantial doubt about ResCap's ability to continue as a going concern. If Ally determines to no longer support ResCap's capital or liquidity needs or if ResCap or Ally are unable to successfully execute effective initiatives, it would have a material adverse effect on ResCap's business, results of operations, and financial position.
We have extensive financing and hedging exposures to ResCap, which could be at risk of nonpayment if ResCap were to file for bankruptcy.
We have extensive financing and hedging arrangements in place with ResCap. At December 31, 2011, we had $2.6 billion in funding arrangements with ResCap. This amount included a $1.0 billion of senior secured credit facilities, which were fully drawn at December 31, 2011. This amount further included a $1.6 billion line of credit consisting of $1.1 billion in secured capacity, of which $235 million was drawn, and $500 million of unsecured capacity. The unsecured portion is only available after the secured portion has been fully drawn. At

Ally Financial Inc. • Form 10-K

December 31, 2011, all hedging arrangements were fully collateralized. Amounts outstanding under the financing and hedging arrangements fluctuate. If ResCap were to file for bankruptcy, ResCap's repayments of its financing facilities, including those with us, will be subject to bankruptcy proceedings and regulations, or ResCap may be unable to repay its financing facilities. In addition, we would be an unsecured creditor of ResCap to the extent that the proceeds from the sale of our collateral are insufficient to repay ResCap's secured obligations to us. In addition, it is possible that other ResCap creditors would seek to recharacterize our loans to ResCap as equity contributions or to seek equitable subordination of our claims so that the claims of other creditors would have priority over our claims. We may also find it advantageous to provide debtor-in-possession financing to ResCap in a bankruptcy proceeding in order to preserve the value of the collateral ResCap has pledged to us. In addition, should ResCap file for bankruptcy, our investment related to ResCap's equity position would likely be reduced to zero, and creditors of ResCap may attempt to assert claims directly against us for payment of their obligations, which could result in litigation with such creditors.
There is a significant risk that ResCap will not be able to meet its debt service obligations and other funding obligations in the near term.
ResCap expects its liquidity pressures to continue in 2012. ResCap is highly leveraged relative to its cash flow. At December 31, 2011, ResCap's unrestricted liquidity (cash readily available to cover operating demands from across its business operations) totaled $390 million with cash and cash equivalents totaling $619 million.
ResCap expects that additional and continuing liquidity pressure, which is difficult to forecast with precision, will result from the obligation of its subsidiaries to advance delinquent principal, interest, property taxes, casualty insurance premiums, home equity line advances, and certain other amounts with respect to mortgage loans its subsidiaries service that become delinquent. In addition, ResCap continues to be subject to financial covenants requiring it to maintain minimum consolidated tangible net worth and consolidated liquidity balances. ResCap will attempt to meet these and other liquidity and capital demands through a combination of cash flow from operations and financings, potential asset sales, and other various alternatives. To the extent these sources prove insufficient, ResCap will be dependent on continued support from Ally to the extent Ally agrees to provide such support. Ally currently provides funding and capital support to ResCap through various secured and unsecured facilities, which includes a $500 million unsecured line of credit. The sufficiency of these sources of additional liquidity cannot be assured, and any asset sales, even if they raise sufficient cash to meet ResCap's liquidity needs, may adversely affect its overall profitability and financial condition.
Moreover, even if ResCap is successful in implementing all of the actions described above, its ability to satisfy its liquidity needs and comply with any covenants included in its debt agreements requiring maintenance of minimum cash balances may be affected by additional factors and events (such as interest rate fluctuations and margin calls) that increase ResCap's cash needs making ResCap unable to independently satisfy its near-term liquidity requirements.
Our mortgage subsidiary, ResCap, requires substantial liquidity and capital.
ResCap remains heavily reliant on support from us to meet its liquidity and capital requirements, which includes approximately $2.4 billion in principal amount of indebtedness scheduled to mature in 2012, 2013, and 2014. For example, we made a capital contribution of approximately $197 million to ResCap in January 2012 through forgiveness of intercompany debt to cure a covenant breach by ResCap. In addition, ResCap has commitments to lend up to $1.8 billion under existing home equity lines of credit it has extended to customers. Developments in the market for many types of mortgage products have resulted in reduced liquidity for these assets. As a result, a significant portion of ResCap's assets are relatively illiquid.
Pursuant to an existing contractual arrangement, ResCap is precluded from paying any dividends to us, including additional capital that we may provide in the future.
ResCap employs various economic hedging strategies to mitigate the interest rate and prepayment risk inherent in many of its assets including its mortgage loans held-for-sale portfolio, MSRs, its portfolio of held-for-investment mortgage loans, and interests from securitizations. A significant portion of ResCap's operating cash at any given time may consist of funds delivered to it as credit support by counterparties pursuant to these arrangements. As interest rates change and dependent upon the hedge position, ResCap may need to continue to repay or deliver cash as credit support for these arrangements. If the amount ResCap must repay or deliver is substantial, depending on its liquidity position at that time, ResCap may not be able to pay such amounts as required.
Certain of our mortgage subsidiaries have been, and will likely continue to be, required to repurchase mortgage loans for losses, indemnify the investor for incurred losses, or make the investor whole related to breaches of representations and warranties made in connection with the sale of loans, and face potential legal liability resulting from claims related to the sale of mortgage backed securities.
When our Mortgage Companies sell mortgage loans through whole-loan sales or securitizations, these entities are required to make customary representations and warranties about the loans to the purchaser and/or securitization trust. These representations and warranties relate to, among other things, the ownership of the loan, the validity of the lien securing the loan, the loan's compliance with the criteria for inclusion in the transaction, including compliance with underwriting standards or loan criteria established by the buyer, ability to deliver required documentation, and compliance with applicable laws. In general, the representations and warranties described above may be enforced against the applicable Mortgage Companies at any time unless a sunset provision is in place. Breaches of these representations and warranties have resulted in a requirement that the applicable Mortgage Companies repurchase mortgage loans, indemnify the investor for incurred losses, or make the investor whole. As the mortgage industry continues to experience higher repurchase demands and additional

Ally Financial Inc. • Form 10-K

parties begin to attempt to put back loans, a significant increase in activity beyond that experienced today could occur, resulting in additional future losses at our Mortgage Companies. At December 31, 2011, our reserve for representation and warranty obligations was $825 million. It is difficult to determine the accuracy of our estimates and assumptions used to determine this reserve. For example, if the law were to develop that disagrees with our interpretation that a claimant must prove that the alleged breach of representations and warranties was caused by the alleged adverse effect on the interest of the claimant, it could significantly impact our determination of the reserve. In addition, if recent court rulings related to monoline litigation that have allowed sampling of loan files instead of a loan-by-loan review to determine if a representations and warranties breach has occurred are followed generally by the courts, private-label securitization investors may view litigation as a more attractive alternative to a loan-by-loan review. As a result of these and other developments, the actual experience at our Mortgage Companies may differ materially from these estimates and assumptions. Refer to Note 31 to the Consolidated Financial Statements for further details.
Further, claims related to private-label mortgage-backed securities (MBS) have been brought against Ally and certain of its subsidiaries under federal and state securities laws and contract laws (among other theories), and additional similar claims are likely to be brought in the future. Several securities law cases have been brought by various third-party investors relating to MBS, where investors have alleged misstatements and omissions in registration statements, prospectuses, prospectus supplements, and other documents related to MBS offerings. In addition, there are two cases pending where MBIA Insurance Corporation (MBIA), a monoline bond insurance company, has alleged, among other things, that two of our Mortgage Companies breached their contractual representations and warranties relating to the characteristics of the mortgage loans contained in certain insured MBS offerings. MBIA further alleges that such entities failed to follow certain remedy procedures set forth in the contracts and improperly serviced the mortgage loans. Along with claims of breach of contract, MBIA also alleges fraud. In addition, there are four cases where Financial Guaranty Insurance Company (FGIC) has alleged, among other things, that certain of our mortgage subsidiaries breached their contractual representations and warranties relating to the characteristics of the mortgage loans contained in certain insured MBS offerings. FGIC further alleges that our subsidiaries breached contractual obligations to permit access to loan files and certain books and records. Along with claims of breach of contract, FGIC also alleges fraud in one of the three cases. We expect our Mortgage Companies to receive additional repurchase demands from MBIA and FGIC, the amount of which could be substantial. In addition, litigation from other monoline bond insurance companies is likely. Third-party investors may also bring contractual representation and warranties claims against us. Refer to Note 31 to the Consolidated Financial Statements for further details with respect to existing litigation.
Certain of our mortgage subsidiaries received subpoenas in July 2010 from the Federal Housing Finance Agency (FHFA), which is the conservator of Fannie Mae and Freddie Mac. The subpoenas relating to Fannie Mae investments have been withdrawn with prejudice. The FHFA indicated that documents provided in response to the remaining subpoenas will enable the FHFA to determine whether they believe issuers of private-label MBS are potentially liable to Freddie Mac for losses they might have incurred. Although Freddie Mac has not brought any representation and warranty claims against us with respect to private label securities subsequent to the settlement, they may well do so in the future. The FHFA has commenced securities and related common law fraud litigation against certain of our mortgage subsidiaries with respect to certain of Freddie Mac's private label securities investments. Refer to Note 31 to the Consolidated Financial Statements for additional information.
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
Our ability to generate revenue through mortgage loan sales to institutional investors in the United States depends to a significant degree on programs administered by the GSEs and others that facilitate the issuance of MBS in the secondary market. These GSEs play a powerful role in the residential mortgage industry and we have significant business relationships with them. Proposals have been enacted in the U.S. Congress and are under consideration by various regulatory authorities that would affect the manner in which these GSEs conduct their business to require them to register their stock with the SEC to reduce or limit certain business benefits that they receive from the U.S. government and to limit the size of the mortgage loan portfolios that they may hold. Furthermore, the Obama administration released a report in 2011 that recommended winding down Fannie Mae and Freddie Mac. We do not know what impact, if any, the report would have on the future of the GSEs. Moreover, the results of the upcoming U.S. presidential election may also have a significant impact on the future of the GSEs. In addition, the GSEs themselves have been negatively affected by recent mortgage market conditions, including conditions that have threatened their access to debt financing. Any discontinuation of, or significant reduction in, the operation of these GSEs could adversely affect our revenues and profitability. Also, any significant adverse change in the level of activity in the secondary market including declines in institutional investors' desire to invest in our mortgage products could materially adversely affect our business.
We are exposed to consumer credit risk, which could adversely affect our profitability and financial condition.
We are subject to credit risk resulting from defaults in payment or performance by customers for our contracts and loans, as well as contracts and loans that are securitized and in which we retain a residual interest. For example, the continued decline in the domestic housing market and the increase in unemployment rates resulted in an increase in delinquency rates related to mortgage loans that ResCap and Ally

Ally Financial Inc. • Form 10-K

Bank either hold or retain an interest in. Furthermore, a weak economic environment, high unemployment rates, and the continued deterioration of the housing market could exert pressure on our consumer automotive finance customers resulting in higher delinquencies, repossessions, and losses. There can be no assurances that our monitoring of our credit risk as it affects the value of these assets and our efforts to mitigate credit risk through our risk-based pricing, appropriate underwriting policies, and loss-mitigation strategies are, or will be, sufficient to prevent a further adverse effect on our profitability and financial condition. In addition, we have begun to increase our used automobile and nonprime automobile financing (nonprime automobile financing). We define nonprime consumer automobile loans as those loans with a FICO score (or an equivalent score) at origination of less than 620. At December 31, 2011, the carrying value of our North American Automotive Finance Operations (NAO) nonprime consumer automobile loans before allowance for loan losses was $3.8 billion, or approximately 7.1% of our total NAO consumer automobile loans. Of these loans, $51 million were considered nonperforming as they had been placed on nonaccrual status in accordance with internal loan policies. Refer to the Nonaccrual Loans section of Note 1 to the Consolidated Financial Statements for additional information. Our International Automotive Finance Operations (IO) also has exposure to loans of higher credit risk with similar characteristics to those of the nonprime loans held by NAO. However, the lack of a consistent external third-party provider of consumer credit score information (like FICO in the United States and Canada) across the international geographies where we operate requires us to use our own internally-developed credit scoring approach to create a similar international comparative. Based on this internal analysis we believe nonprime loans represent less than 10% of our total IO consumer automobile loans and of these loans, less than 5% were considered nonperforming. As we grow our automotive asset portfolio in nonprime automobile financing loans over time, our credit risk may increase. As part of the underwriting process, we rely heavily upon information supplied by third parties. If any of this information is intentionally or negligently misrepresented and the misrepresentation is not detected before completing the transaction, the credit risk associated with the transaction may be increased.
General business and economic conditions may significantly and adversely affect our revenues, profitability, and financial condition.
Our business and earnings are sensitive to general business and economic conditions in the United States and in the markets in which we operate outside the United States. A downturn in economic conditions resulting in increased short and long term interest rates, inflation, fluctuations in the debt capital markets, unemployment rates, consumer and commercial bankruptcy filings, or a decline in the strength of national and local economies and other factors that negatively affect household incomes could decrease demand for our financing and mortgage products and increase mortgage and financing delinquency and losses on our customer and dealer financing operations. We have been negatively affected due to the significant stress in the residential real estate and related capital markets and, in particular, the lack of home price appreciation in many markets in which we lend. Further, a significant and sustained increase in fuel prices could lead to diminished new and used vehicle purchases and negatively affect our automotive finance business.
If the rate of inflation were to increase, or if the debt capital markets or the economies of the United States or our markets outside the United States were to weaken, or if home prices or new and used vehicle purchases experience declines, we could be significantly and adversely affected, and it could become more expensive for us to conduct our business. For example, business and economic conditions that negatively affect household incomes, housing prices, and consumer behavior related to our businesses could decrease (1) the demand for our mortgage loans and new and used vehicle financing and (2) the value of the collateral underlying our portfolio of held-for-investment mortgages and new and used vehicle loans and interests that continue to be held by us, thus further increasing the number of consumers who become delinquent or default on their loans. In addition, the rate of delinquencies, foreclosures, and losses on our loans (especially our nonprime mortgage loans) could be higher during more severe economic slowdowns.
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
In addition, our business and earnings are significantly affected by the fiscal and monetary policies of the U.S. government and its agencies and similar governmental authorities in the markets in which we operate outside the United States. We are particularly affected by the policies of the FRB, which regulates the supply of money and credit in the United States. The FRB's policies influence the new and used vehicle financing market and the size of the mortgage origination market, which significantly affects the earnings of our businesses and the earnings of our business capital activities. The FRB's policies also influence the yield on our interest earning assets and the cost of our interest-bearing liabilities. Changes in those policies are beyond our control and difficult to predict and could adversely affect our revenues, profitability, and financial condition.
The current debt crisis in Europe, the risk that certain countries may default on their sovereign debt, and recent rating agency actions with respect to European countries and the United States and the resulting impact on the financial markets, could have a material adverse impact on our business, results of operations and financial position.
The current crisis in Europe has created uncertainty with respect to the ability of certain European Union countries to continue to service their sovereign debt obligations. Recently, rating agencies have lowered their ratings on several euro-zone countries. The continuation of the European debt crisis has adversely impacted financial markets and has created substantial volatility and uncertainty, and will likely continue to do so. Risks related to this have had, and are likely to continue to have, a negative impact on global economic activity and the financial markets. In addition, on August 5, 2011, Standard & Poor's Ratings Services lowered its long-term sovereign credit rating on the United States of America to 'AA+' from 'AAA', and the outlook on its long-term rating is negative. The U.S. downgrade, any future

Ally Financial Inc. • Form 10-K

downgrades, as well as the perceived creditworthiness of U.S. government-related obligations, could impact our ability to obtain, and the pricing with respect to, funding that is collateralized by affected instruments and obtained through the secured and unsecured markets. As these conditions persist, our business, results of operation, and financial position could be materially adversely affected.
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
The U.S. Department of the Treasury (Treasury) holds a majority of the outstanding our common stock.
At February 28, 2012, Treasury held 981,971 shares of common stock, which represents approximately 74% of the voting power of the holders of common stock outstanding for matters requiring a vote of the holders of common stock. In addition, as of the date hereof, Treasury holds 118,750,000 shares of Series F-2 Preferred Stock (which are convertible into shares of common stock in accordance with Ally's certificate of incorporation), with an aggregate liquidation preference of approximately $5.9 billion.
Pursuant to the Amended and Restated Governance Agreement dated May 21, 2009, as of the date hereof, Treasury also has the right to appoint six of the eleven members to our board of directors. As a result of this stock ownership interest and Treasury's right to appoint six directors to our board of directors, Treasury has the ability to exert control, through its power to vote for the election of our directors, over various matters. To the extent Treasury elects to exert such control over us, its interests (as a government entity) may differ from those of our other stockholders and it may influence, through its ability to vote for the election of our directors, matters including:

•	The selection, tenure and compensation of our management;

•	Our business strategy and product offerings;

•	Our relationship with our employees and other constituencies; and

•	Our financing activities, including the issuance of debt and equity securities.
In particular, Treasury may have a greater interest in promoting U.S. economic growth and jobs than our other stockholders. In the future we may also become subject to new and additional laws and government regulations regarding various aspects of our business as a result of participation in the TARP program and the U.S. government's ownership in our business. These regulations could make it more difficult for us to compete with other companies that are not subject to similar regulations.
The limitations on compensation imposed on us due to our participation in TARP, including the restrictions placed on our compensation by the Special Master for TARP Executive Compensation, may adversely affect our ability to retain and motivate our executives and employees.
Our performance is dependent on the talent and efforts of our management team and employees. As a result of our participation in TARP, the compensation of certain members of our management team and employees is subject to extensive restrictions under the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009 (the ARRA), which was signed into law on February 17, 2009, as implemented by the Interim Final Rule issued by Treasury on June 15, 2009 (the IFR). In addition, due to our level of participation in TARP, pursuant to ARRA and the IFR, the Office of the Special Master for TARP Executive Compensation has the authority to further regulate our compensation arrangements with certain of our executives and employees. In addition, we may become subject to further restrictions under any other future legislation or regulation limiting executive compensation. Many of the restrictions are not limited to our senior executives and affect other employees whose contributions to revenue and performance may be significant. These limitations may leave us unable to create a compensation structure that permits us to retain and motivate certain of our executives and employees or to attract new executives or employees, especially if we are competing against institutions that are not subject to the same restrictions. Any such inability could have a material and adverse effect on our business, financial condition, and results of operations.
Our borrowing costs and access to the unsecured debt capital markets depend significantly on our credit ratings.
The cost and availability of unsecured financing are materially affected by our short- and long-term credit ratings. Each of Standard & Poor's Rating Services; Moody's Investors Service, Inc.; Fitch, Inc.; and Dominion Bond Rating Service rates our debt. Our current ratings as assigned by each of the respective rating agencies are below investment grade, which negatively impacts our access to liquidity and increases our borrowing costs in the unsecured market. Ratings reflect the rating agencies' opinions of our financial strength, operating performance, strategic position, and ability to meet our obligations. On February 2, 2012, Fitch downgraded our senior debt to BB- from BB and changed the outlook to negative. Future downgrades of our credit ratings would increase borrowing costs and further constrain our access to the unsecured debt markets and, as a result, would negatively affect our business. In addition, downgrades of our credit ratings could increase the possibility of additional terms and conditions being added to any new or replacement financing arrangements as well as impact elements of certain existing secured borrowing arrangements.
Agency ratings are not a recommendation to buy, sell, or hold any security and may be revised or withdrawn at any time by the issuing organization. Each agency's rating should be evaluated independently of any other agency's rating.

Ally Financial Inc. • Form 10-K

Our profitability and financial condition could be materially and adversely affected if the residual value of off-lease vehicles decrease in the future.
Our expectation of the residual value of a vehicle subject to an automotive lease contract is a critical element used to determine the amount of the lease payments under the contract at the time the customer enters into it. As a result, to the extent the actual residual value of the vehicle, as reflected in the sales proceeds received upon remarketing at lease termination, is less than the expected residual value for the vehicle at lease inception, we incur additional depreciation expense and/or a loss on the lease transaction. General economic conditions, the supply of off-lease and other vehicles to be sold, new vehicle market prices, perceived vehicle quality, overall price and volatility of gasoline or diesel fuel, among other factors, heavily influence used vehicle prices and thus the actual residual value of off-lease vehicles. Consumer confidence levels and the strength of automotive manufacturers and dealers can also influence the used vehicle market. For example, during 2008, sharp declines in demand and used vehicle sale prices adversely affected our remarketing proceeds and financial results.
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
Current conditions in the residential mortgage market and housing markets may continue to adversely affect Ally's mortgage business.
The residential mortgage market in the United States and other international markets in which our Mortgage operations conduct, or previously conducted, business have experienced a variety of difficulties and changed economic conditions that adversely affected our mortgage business' results of operations and financial condition. Delinquencies and losses with respect to our Legacy Portfolio and Other segment's nonprime mortgage loans increased significantly. Housing prices in many parts of the United States, the United Kingdom, and other international markets also declined or stopped appreciating after extended periods of significant appreciation. In addition, the liquidity provided to the mortgage sector had been significantly reduced. This liquidity reduction combined with our decision to reduce our mortgage business' exposure to the nonprime mortgage market caused its nonprime mortgage production to decline. Similar trends have emerged beyond the nonprime sector, especially at the lower end of the prime credit quality scale, and have had a similar effect on our mortgage business' related liquidity needs and businesses. These trends have resulted in significant write-downs to our Legacy Portfolio and Other's held-for-sale mortgage loans and trading securities portfolios and additions to its allowance for loan losses for its held-for-investment mortgage loans and warehouse-lending receivables portfolios. A continuation of these conditions may continue to adversely affect our mortgage business' financial condition and results of operations.
Moreover, the continued deterioration of the U.S. housing market and decline in home prices since 2008 in many U.S. markets, which may continue, could result in increased delinquencies or defaults on the mortgage assets ResCap owns and services as well as those mortgage assets owned by Ally Bank. Further, loans that our Mortgage operations historically made based on limited credit or income documentation also increase the likelihood of future increases in delinquencies or defaults on mortgage loans. An increase in delinquencies or defaults will result in a higher level of credit losses and credit-related expenses and increased liquidity requirements to fund servicing advances, all of which in turn will reduce revenues and profits of our mortgage business. Higher credit losses and credit-related expenses also could adversely affect our financial condition.
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
In connection with its servicing of securitized mortgage loans, ResCap is subject to contractual caps on the percentage of mortgage loans it is permitted to modify in any securitized pool. The financial crisis has resulted in dramatic increases in the volume of delinquent mortgage loans over the past three years. In an effort to achieve the best net present value recovery for the securitization trust, ResCap increased the volume of modifications of distressed mortgage loans to assist homeowners and avoid liquidating properties in a collapsing and opaque housing market. In certain securitization transactions, ResCap has exceeded the applicable contractual modification cap. The securitization documents provide that the contractual caps can be raised or eliminated with the concurrence of each rating agency rating the transaction. For certain transactions with respect to which loan modifications have exceeded the contractual caps, the rating agencies have concurred in raising or eliminating the caps, but they have not consented in connection with other such transactions. ResCap will continue to seek their concurrence in connection with other transactions as it deems appropriate and will suspend modifications in excess of applicable caps pending receipt of such consent or investor approval to amend the servicing contracts. An investor in a specific mortgage security class might claim that modifications in excess of the applicable cap amounted to a material failure of ResCap to perform its servicing obligations and that the investor was damaged as a result. Such claims, if successful, could have a material adverse effect on our financial condition,

Ally Financial Inc. • Form 10-K

liquidity, and results of operations.
Our earnings may decrease because of decreases or increases in interest rates.
We are subject to risks from decreasing interest rates, particularly given the Federal Reserve's recent steps to keep interest rates low in an attempt to improve economic growth. For example, a significant decrease in interest rates could increase the rate at which mortgages are prepaid, which could require us to write down the value of our retained interests and MSRs. Moreover, if prepayments are greater than expected, the cash we receive over the life of our held-for-investment mortgage loans and our retained interests would be reduced. Higher-than-expected prepayments could also reduce the value of our MSRs and, to the extent the borrower does not refinance with us, the size of our servicing portfolio. Therefore, any such changes in interest rates could harm our revenues, profitability, and financial condition.
Rising interest rates could also have an adverse impact on our business. For example, rising interest rates:

•	will increase our cost of funds;

•	may reduce our consumer automotive financing volume by influencing customers to pay cash for, as opposed to financing, vehicle purchases or not to buy new vehicles;

•	may negatively impact our ability to remarket off-lease vehicles;

•	generally reduce our residential mortgage loan production as borrowers become less likely to refinance and the costs associated with acquiring a new home become more expensive; and

•	will generally reduce the value of mortgage and automotive financing loans and contracts and retained interests and fixed income securities held in our investment portfolio.
Throughout 2009 and 2010 the credit risk embedded in the balance sheet was reduced as a result of asset sales, asset markdowns, and a change in the mix of our loan assets as the legacy portfolios were replaced with assets underwritten to tighter credit standards. This reduction in risk has resulted in a mix of assets outstanding on the balance sheet as of December 31, 2011, with a lower yielding profile than the prior-year period. During this same period of time we experienced a significant decline in our consumer automotive operating lease portfolio that was realizing higher yields from remarketing gains due to historically high used vehicle prices. The combination of the above factors resulted in a decline in asset yields more than the decline in liability rates, and therefore the decline in the net interest spread on the balance sheet throughout 2010 and into 2011.
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
We use estimates and various assumptions in determining the fair value of many of our assets, including certain held-for-investment and held-for-sale loans for which we elected fair value accounting, retained interests from securitizations of loans and contracts, MSRs, and other investments, which do not have an established market value or are not publicly traded. We also use estimates and assumptions in determining the residual values of leased vehicles. In addition, we use estimates and assumptions in determining our reserves for insurance losses and loss adjustment expenses which represent the accumulation of estimates for both reported losses and those incurred, but not

Ally Financial Inc. • Form 10-K

reported, including claims adjustment expenses relating to direct insurance and assumed reinsurance agreements. For further discussion related to estimates and assumptions, see Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates. It is difficult to determine the accuracy of our estimates and assumptions, and our actual experience may differ materially from these estimates and assumptions. A material difference between our estimates and assumptions and our actual experience may adversely affect our cash flow, profitability, financial condition, and business prospects.
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
Investment market prices in general are subject to fluctuation. Consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value and could negatively affect our revenues. Additionally, negative fluctuations in the value of available-for-sale investment securities could result in unrealized losses recorded in equity. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments, national and international events, and general market conditions.
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

Ally Financial Inc. • Form 10-K

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
Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to different counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, and other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty.
Our inability to maintain relationships with dealers could have an adverse effect on our business, results of operations, and financial condition.
Our business depends on the continuation of our relationships with our customers, particularly the automotive dealers with whom we do business. If we are not able to maintain existing relationships with key automotive dealers or if we are not able to develop new relationships for any reason, including if we are not able to provide services on a timely basis or offer products that meet the needs of the dealers, our business, results of operations, and financial condition could be adversely affected.
Adverse economic conditions or changes in laws in states in which we have customer concentrations may negatively affect our operating results and financial condition.
We are exposed to consumer loan portfolio concentration in California and Texas and consumer mortgage loan concentration in California, Florida, and Michigan. Factors adversely affecting the economies and applicable laws in these states could have an adverse effect on our business, results of operations and financial position.
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Our principal corporate offices are located in Detroit, Michigan; New York, New York; and Charlotte, North Carolina. In Detroit, we lease approximately 247,000 square feet from GM pursuant to a lease agreement expiring in November 2016. In New York, we lease approximately 35,000 square feet of office space under a lease that expires in July 2015. In Charlotte, we lease approximately 133,000 square feet of office space under a lease expiring in December 2015.
The primary offices for our Global Automotive Services operations are located in Detroit, Michigan, and Southfield, Michigan. The primary office for our North American Automotive Finance operations is located in Detroit, Michigan, and is included in the totals referenced above. Our International Automotive Finance operations leased space in 22 countries totaling approximately 375,000 square feet. The largest location is in the United Kingdom with office space under lease of approximately 76,000 square feet. The primary office for our U.S. Insurance operations is located in Southfield, Michigan, where we lease approximately 71,000 square feet of office space under leases expiring in April 2016. Our Insurance operations also have significant leased offices in Mexico.
The primary offices for our Mortgage operations are located in Fort Washington, Pennsylvania, and Minneapolis, Minnesota. In Fort Washington, we lease approximately 450,000 square feet of office space pursuant to a lease that expires in November 2019. In Minneapolis, we lease approximately 60,000 square feet of office space expiring in March 2014. Our Mortgage operations also have significant leased offices in Texas and California.
In addition to the properties described above, we lease additional space throughout the United States and in other countries in which we have significant operations, including Canada, Germany, and Brazil. We believe our facilities are adequate for us to conduct our present business activities.
Item 3.    Legal Proceedings
Refer to Note 31 to the Consolidated Financial Statements for a discussion related to our legal proceedings.
Item 4.    Mine Safety Disclosures
Not applicable.

Part II
Ally Financial Inc. • Form 10-K

Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock
We currently have a total of 2,021,384 shares of common stock authorized for issuance, and at February 28, 2012, a total of 1,330,970 shares of common stock were issued and outstanding. Further, we have reserved 690,272 of the remaining authorized but unissued shares of common stock for issuance in connection with any future conversion of Ally's Fixed Rate Cumulative Mandatorily Convertible Preferred Stock, Series F-2 (Series F-2 Preferred Stock). Our common stock is not registered with the Securities and Exchange Commission, and there is no established trading market for the shares. At February 28, 2012, there were 159 holders of common stock reflected on our stock register.
Subject to certain exceptions, for so long as any shares of the Series F-2 Preferred Stock are outstanding and owned by the U.S. Department of the Treasury (Treasury), Ally and its subsidiaries are generally prohibited from paying certain dividends or distributions on, or redeeming, repurchasing or acquiring, any common stock without consent of Treasury. Ally is also generally prohibited from making any dividends or distributions on, or redeeming, repurchasing, or acquiring, its common stock unless all accrued and unpaid dividends for all past dividend periods on the Series F-2 Preferred Stock are fully paid. In addition, pursuant to the terms of Ally's Fixed Rate Cumulative Perpetual Preferred Stock, Series G, Ally is not permitted to make any Restricted Payments on or prior to January 1, 2014, and may only make Restricted Payments after January 1, 2014, if certain conditions are satisfied. For this purpose, Restricted Payments includes dividends or distribution of assets on any share of common stock and any redemption, purchase, or other acquisition of any shares of common stock, subject to certain exceptions.
Preferred Stock
For a discussion of preferred stock currently outstanding, refer to Note 20 to the Consolidated Financial Statements.
Unregistered Sales of Equity Securities
Ally did not have any unregistered sales of its equity securities in fiscal year 2011, except as previously disclosed on Form 8-K.

Ally Financial Inc. • Form 10-K

Item 6.    Selected Financial Data
The selected historical financial information set forth below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, our Consolidated Financial Statements, and the Notes to Consolidated Financial Statements. The historical financial information presented may not be indicative of our future performance.
The following table presents selected statement of income data.

Year ended December 31, ($ in millions)	2011	2010	2009	2008	2007
Total financing revenue and other interest income	$9,736	$11,183	$12,772	$17,691	$21,459
Interest expense	6,223	6,666	7,091	10,266	13,421
Depreciation expense on operating lease assets	1,038	1,903	3,519	5,261	4,371
Impairment of investment in operating leases	—	—	—	1,192	—
Net financing revenue	2,475	2,614	2,162	972	3,667
Total other revenue (a)	3,596	5,028	4,040	14,826	5,779
Total net revenue	6,071	7,642	6,202	15,798	9,446
Provision for loan losses	219	442	5,603	3,102	3,038
Total noninterest expense	5,785	6,061	7,508	7,983	7,881
Income (loss) from continuing operations before income tax expense (benefit)	67	1,139	(6,909)	4,713	(1,473)
Income tax expense (benefit) from continuing operations (b)	179	153	74	(150)	477
Net (loss) income from continuing operations	(112)	986	(6,983)	4,863	(1,950)
(Loss) income from discontinued operations, net of tax	(45)	89	(3,315)	(2,995)	(382)
Net (loss) income	$(157)	$1,075	$(10,298)	$1,868	$(2,332)
Basic and diluted earnings per common share:
Net (loss) income from continuing operations	$(658)	$(1,092)	$(15,503)	$44,661	$(21,143)
Net (loss) income	(691)	(981)	(21,765)	17,152	(24,911)
Non-GAAP financial measures (c):
Net (loss) income	$(157)	$1,075	$(10,298)	$1,868	$(2,332)
Add: Original issue discount amortization expense (d)	962	1,300	1,143	70	—
Add: Income tax expense (benefit) from continuing operations	179	153	74	(150)	477
Less: Gain on extinguishment of debt related to the 2008 bond exchange	—	—	—	11,460	—
Less: (Loss) income from discontinued operations, net of tax	(45)	89	(3,315)	(2,995)	(382)
Core pretax income (loss) (c)	$1,029	$2,439	$(5,766)	$(6,677)	$(1,473)

(a)	Total other revenue for 2008 includes $12.6 billion of gains on the extinguishment of debt, primarily related to private exchange and cash tender offers settled during the fourth quarter.

(b)
Effective June 30, 2009, we converted from a limited liability company into a corporation and, as a result, became subject to corporate U.S. federal, state, and local taxes. Our conversion to a corporation resulted in a change in tax status and a net deferred tax liability of $1.2 billion was established through income tax expense. Refer to Note 25 to the Consolidated Financial Statements for additional information regarding our change in tax status.

(c)
Core pretax income (loss) is not a financial measure defined by accounting principles generally accepted in the United States of America (GAAP). We define core pretax income as earnings from continuing operations before income taxes, original issue discount amortization expense primarily associated with our 2008 bond exchange, and the gain on extinguishment of debt related to the 2008 bond exchange. We believe that the presentation of core pretax income (loss) is useful information for the users of our financial statements in understanding the earnings from our core businesses. In addition, core pretax income (loss) is the primary measure that management uses to assess the performance of our operations. We believe that core pretax income (loss) is a useful alternative measure of our ongoing profitability and performance, when viewed in conjunction with GAAP measures. The presentation of this additional information is not a substitute for net income (loss) determined in accordance with GAAP.

(d)
Primarily represents original issue discount amortization expense associated with the 2008 bond exchange, including accelerated amortization of $50 million and $101 million for the years ended December 31, 2011 and December 31, 2010, that was reported as a loss on extinguishment of debt in the Consolidated Statement of Income.

Ally Financial Inc. • Form 10-K

The following table presents selected balance sheet and ratio data.

Year ended December 31, ($ in millions)	2011	2010	2009	2008	2007
Selected period-end balance sheet data:
Total assets	$184,059	$172,008	$172,306	$189,476	$248,939
Long-term debt	$92,794	$86,612	$88,021	$115,935	$159,342
Preferred stock/interests (a)	$6,940	$6,972	$12,180	$6,287	$1,052
Total equity	$19,371	$20,489	$20,839	$21,854	$15,565
Financial ratios
Efficiency ratio (b)	95.29%	79.31%	121.06%	50.53%	83.43%
Core efficiency ratio (b)	82.26%	67.78%	102.22%	181.10%	83.43%
Return on assets (c)
Net (loss) income from continuing operations	(0.06)%	0.56%	(3.93)%	2.57%	(0.78)%
Net (loss) income	(0.09)%	0.61%	(5.79)%	0.99%	(0.94)%
Core pretax income (loss)	0.57%	1.38%	(3.24)%	(3.52)%	(0.59)%
Return on equity (c)
Net (loss) income from continuing operations	(0.56)%	4.76%	(28.79)%	22.25%	(12.53)%
Net (loss) income	(0.78)%	5.19%	(42.46)%	8.55%	(14.98)%
Core pretax income (loss)	5.10%	11.78%	(23.78)%	(30.55)%	(9.46)%
Equity to assets (c)	11.15%	11.72%	13.63%	11.53%	6.25%
Net interest spread (c)(d)	1.07%	1.26%	0.73%	(e)	(e)
Net interest spread excluding original issue discount (c)(d)	1.79%	2.32%	1.75%	(e)	(e)
Net yield on interest-earning assets (c)(f)	1.57%	1.81%	1.43%	(e)	(e)
Net yield on interest-earning assets excluding original issue discount (c)(f)	2.15%	2.65%	2.18%	(e)	(e)
Regulatory capital ratios
Tier 1 capital (to risk-weighted assets) (g)	13.71%	15.00%	14.15%	(e)	(e)
Total risk-based capital (to risk-weighted assets) (h)	14.75%	16.36%	15.55%	(e)	(e)
Tier 1 leverage (to adjusted quarterly average assets) (i)	11.50%	13.05%	12.70%	(e)	(e)
Total equity	$19,371	$20,489	$20,839	(e)	(e)
Goodwill and certain other intangibles	(493)	(532)	(534)	(e)	(e)
Unrealized gains and other adjustments	(262)	(309)	(447)	(e)	(e)
Trust preferred securities	2,542	2,541	2,540	(e)	(e)
Tier 1 capital (g)	21,158	22,189	22,398	(e)	(e)
Preferred equity	(6,940)	(6,971)	(12,180)	(e)	(e)
Trust preferred securities	(2,542)	(2,541)	(2,540)	(e)	(e)
Tier 1 common capital (non-GAAP) (j)	$11,676	$12,677	$7,678	(e)	(e)
Risk-weighted assets (k)	$154,308	$147,964	$158,314	(e)	(e)
Tier 1 common (to risk-weighted assets) (j)	7.57%	8.57%	4.85%	(e)	(e)

(a)
Effective June 30, 2009, we converted from a Delaware limited liability company into a Delaware corporation. Each unit of each class of common membership interest issued and outstanding immediately prior to the conversion was converted into an equivalent number of shares of common stock with substantially the same rights and preferences as the common membership interests. Upon conversion, holders of our preferred membership interests also received an equivalent number of shares of preferred stock with substantially the same rights and preferences as the former preferred membership interests.

(b)
The efficiency ratio equals total other noninterest expense divided by total net revenue. The core efficiency ratio equals total other noninterest expense divided by total net revenue excluding original issue discount amortization expense and gain on extinguishment of debt related to the 2008 bond exchange.

(c)
The 2011, 2010, and 2009 ratios were computed based on average assets and average equity using a combination of monthly and daily average methodologies. The 2008 and 2007 ratios have been computed based on period-end total assets and period-end total equity at December 31, 2008 and 2007.

(d)
Net interest spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities, excluding discontinued operations for the periods shown.

(e)	Not applicable at December 31, 2008 and 2007 as we did not become a bank holding company until December 24, 2008.

(f)	Net yield on interest-earning assets represents net financing revenue as a percentage of total interest-earning assets.

(g)
Tier 1 capital generally consists of common equity, minority interests, qualifying noncumulative preferred stock, and the fixed rate cumulative preferred stock sold to Treasury under TARP, less goodwill and other adjustments.

(h)
Total risk-based capital is the sum of Tier 1 and Tier 2 capital. Tier 2 capital generally consists of preferred stock not qualifying as Tier 1 capital, limited amounts of subordinated debt and the allowance for loan losses, and other adjustments. The amount of Tier 2 capital may not exceed the amount of Tier 1 capital.

(i)
Tier 1 leverage equals Tier 1 capital divided by adjusted quarterly average total assets (which reflects adjustments for disallowed goodwill and certain intangible assets). The minimum Tier 1 leverage ratio is 3% or 4% depending on factors specified in the regulations.

(j)
We define Tier 1 common as Tier 1 capital less noncommon elements, including qualifying perpetual preferred stock, minority interest in subsidiaries, trust preferred securities, and mandatorily convertible preferred securities. Ally considers various measures when evaluating capital utilization and adequacy, including the Tier 1 common equity ratio, in addition to capital ratios defined by banking regulators. This calculation is intended to complement the capital ratios defined by banking regulators for both absolute and comparative purposes. Because GAAP does not include capital ratio measures, Ally believes there are no comparable GAAP financial measures to these ratios. Tier 1 common equity is not formally defined by GAAP or codified in the federal banking regulations and, therefore, is considered to be a non-GAAP financial measure. Ally believes the Tier 1 common equity ratio is important because we believe analysts and banking regulators may assess our capital adequacy using this ratio. Additionally, presentation of this measure allows readers to compare certain aspects of our capital adequacy on the same basis to other companies in the industry.

(k)	Risk-weighted assets are defined by regulation and are determined by allocating assets and specified off-balance sheet financial instruments into several broad risk categories.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following Management's Discussion and Analysis of Financial Condition and Results of Operation (MD&A), as well as other portions of this Form 10-K, may contain certain statements that constitute forward-looking statements within the meaning of the federal securities laws. The words “expect,” “anticipate,” “estimate,” “forecast,” “initiative,” “objective,” “plan,” “goal,” “project,” “outlook,” “priorities,” “target,” “intend,” “evaluate,” “pursue,” “seek,” “may,” “would,” “could,” “should,” “believe,” “potential,” “continue,” or the negatives of any of these words or similar expressions are intended to identify forward-looking statements. All statements herein, other than statements of historical fact, including without limitation statements about future events and financial performance, are forward-looking statements that involve certain risks and uncertainties. You should not place undue reliance on any forward-looking statement and should consider all uncertainties and risks discussed in this report, including those under Item 1A, Risk Factors, as well as those provided in any subsequent SEC filings. Forward-looking statements apply only as of the date they are made, and Ally undertakes no obligation to update any forward-looking statement to reflect events or circumstances that arise after the date the forward-looking statement are made.
Overview
Ally Financial Inc. (formerly GMAC Inc.) is a leading, independent, globally diversified, financial services firm with $184 billion in assets. Founded in 1919, we are a leading automotive financial services company with over 90 years experience providing a broad array of financial products and services to automotive dealers and their customers. We are also one of the largest residential mortgage companies in the United States. We became a bank holding company on December 24, 2008, under the Bank Holding Company Act of 1956, as amended. Our banking subsidiary, Ally Bank, is an indirect wholly owned subsidiary of Ally Financial Inc. and a leading franchise in the growing direct (online and telephonic) banking market, with $39.6 billion of deposits at December 31, 2011. Ally Bank's assets and operating results are divided between our Global Automotive Services and Mortgage operations based on its underlying business activities.
Our Business
Global Automotive Services
Our Global Automotive Services operations offer a wide range of financial services and insurance products to over 21,000 automotive dealers and their retail customers. We have deep dealer relationships that have been built over our 90-year history and our dealer-focused business model makes us a preferred automotive finance company for many automotive dealers. Our broad set of product offerings and customer-focused marketing programs differentiate Ally in the marketplace and help drive higher product penetration in our dealer relationships. Our ability to generate attractive automotive assets is driven by our global platform and scale, strong relationships with automotive dealers, a full suite of dealer financial products, automotive loan-servicing capabilities, dealer-based incentive programs, and superior customer service.
Our automotive financial services include providing retail installment sales contracts, loans, and leases, offering term loans to dealers, financing dealer floorplans and other lines of credit to dealers, fleet leasing, and vehicle remarketing services. We also offer vehicle service contracts and commercial insurance primarily covering dealers' wholesale vehicle inventories in the United States and internationally. We are a leading provider of vehicle service contracts, and maintenance coverages.
We have a longstanding relationship with General Motors Company (GM) and have developed strong relationships directly with GM-franchised dealers as well as gained extensive operating experience with GM-franchised dealers relative to other automotive finance companies. Since GM sold a majority interest in us in 2006, we have transformed ourselves to a market-driven independent automotive finance company. We are the preferred financing provider to GM and Chrysler Group LLC (Chrysler) on incentivized retail loans. We have further diversified our customer base by establishing agreements to become preferred financing providers with other manufacturers including Fiat (for North America), Thor Industries (recreational vehicles), Maserati (for the United States and Canada), MG Motor UK Ltd (in the United Kingdom), The Vehicle Production Group LLC (for the United States), and SsangYoung Motor UK Ltd (in the United Kingdom). Currently, a significant portion of our business is originated through GM- and Chrysler-franchised dealers and their customers.
During 2009 and much of 2010 our primary emphasis was on originating loans of higher credit tier borrowers. For this reason, our current operating results continue to reflect higher credit quality, lower yielding loans with lower credit loss experience. Ally however seeks to be a meaningful lender to a wide spectrum of borrowers. In 2010 we enhanced our risk management practices and efforts on risk-based pricing. We have gradually increased volumes in lower credit tiers in 2011. We have also selectively re-entered the leasing market with a more targeted product approach since late 2009.
We plan to continue to increase the proportion of our non-GM and Chrysler business, as we focus on maintaining and growing our dealer-customer base through our full suite of products, our dealer relationships, the scale of our platform, and our dealer-based incentive programs. We also expect growth in consumer applications to moderate to some degree given the significant growth of consumer applications experienced in 2011 following the addition of a new credit aggregation network in DealerTrack, which provides access to a more expansive universe of dealers.
Our international automotive-lending operations currently originate loans in 15 countries with a focus on operations in five core markets: Germany, the United Kingdom, Brazil, Mexico, and China through our joint venture, GMAC-SAIC Automotive Finance Company Limited (GMAC-SAIC).
Our Insurance operations offer both consumer finance and insurance products sold primarily through the automotive dealer channel and

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

commercial insurance products sold to dealers. As part of our focus on offering dealers a broad range of consumer finance and insurance products, we provide vehicle service contracts, and maintenance coverage. We also underwrite selected commercial insurance coverage, which primarily insures dealers' wholesale vehicle inventory in the United States. Additionally, our Insurance operations offer Guaranteed Automobile Protection (GAP) products in the United States and personal automobile insurance coverage in certain countries outside of the United States.
Mortgage
We report our Mortgage operations as two distinct segments: (1) Origination and Servicing operations and (2) Legacy Portfolio and Other operations.
Our Origination and Servicing operations is one of the leading originators of conforming and government-insured residential mortgage loans in the United States. We are one of the largest residential mortgage loan servicers in the United States and we provide collateralized lines of credit to other mortgage originators, which we refer to as warehouse lending. We finance our mortgage loan originations primarily in Ally Bank. We sell the conforming mortgages we originate or purchase in sales that take the form of securitizations guaranteed by the Federal National Mortgage Association (Fannie Mae) or the Federal Home Loan Mortgage Corporation (Freddie Mac), and we sell government-insured mortgage loans we originate or purchase in securitizations guaranteed by the Government National Mortgage Association (Ginnie Mae) or through whole-loan sales. We also selectively originate prime jumbo mortgage loans in the United States.
Our Legacy Portfolio and Other operations primarily consist of loans originated prior to January 1, 2009, and includes noncore business activities including discontinued operations, portfolios in runoff, and cash held in the Residential Capital, LLC (ResCap) legal entity. These activities, all of which we have discontinued, include, among other things: lending to real estate developers and homebuilders in the United States and the United Kingdom; purchasing, selling and securitizing nonconforming residential mortgage loans (with the exception of U.S. prime jumbo mortgage loans) in both the United States and internationally; and certain conforming origination channels closed in 2008 and our mortgage reinsurance business.
We re-aligned our business model to focus on our Origination and Servicing operations in response to market developments and based on our ongoing strategic review of the mortgage business. We have substantially eliminated nonconforming U.S. and international loan production (with the exception of U.S. prime jumbo mortgage loans) and currently have correspondent, direct, and warehouse lending as our primary channels of production as opposed to high cost retail branch offices. On November 2, 2011, we announced that in order to proactively address changes in the mortgage industry as a whole, we will be taking immediate action to reduce the focus on the correspondent mortgage lending channel; however, we will maintain correspondent relationships with key customers. This reduction will allow us to shift our focus and origination capacity to our retail and direct network channel. As a result, we believe our exposure to mortgage servicing rights (MSR) asset volatility will decrease over time, and we will be better positioned to comply with Basel III requirements. This change is also expected to result in a decrease in total origination levels in 2012 as compared to 2011. After consideration of our experience to-date and the shift in focus to the higher margin retail and direct channels, overall profitability is not expected to be significantly impacted if we are able to increase our retail and direct production volume due to government refinance programs. We will continue to evaluate this business in the future and further reductions in the correspondent channel could occur. Our origination platforms deliver products that have liquid market distribution and sales outlets and are structured to respond quickly as market conditions change. We have also consolidated our servicing operations to streamline our costs and align ourselves to capture future opportunities as mortgage servicing markets reform.
Additionally, we have implemented several strategic initiatives to reduce the risk related to our Legacy Portfolio and Other operations. These actions have included, but are not limited to, restructuring of ResCap debt in 2008, moving mortgage loans held-for-investment to held-for sale in 2009 while recording appropriate market value adjustments, the sale of legacy business platforms including our international operations in the United Kingdom and continental Europe, and other targeted asset dispositions including domestic and international mortgage loans and commercial finance receivables and loans. The consolidated assets of our Legacy Portfolio and Other operations have decreased to $10.9 billion at December 31, 2011, from $32.9 billion at December 31, 2008, due to these actions.
Mortgage loan origination volume is driven by the volume of home sales, prevailing interest rates, and our underwriting standards. Our mortgage origination volume in 2011 was primarily driven by refinancings that were influenced by historically low interest rates. Our focus in 2012 and future periods will be on sustaining our position as a leading servicer of conforming and government-insured residential mortgage loans. Additionally, we plan to continue to manage and reduce mortgage business risk.
On February 9, 2012, we reached an agreement in principle with the federal government and 49 state attorneys general with respect to certain foreclosure-related matters, which resulted in our Mortgage operations recording a $230 million charge in the fourth quarter of 2011. This charge reflects a $40 million reduction in the foreclosure related expense accrual that was previously announced on February 2, 2012, as part of our 2011 year-end earnings release. The charge increased our accrued expenses and other liabilities by $223 million and increased our allowance for servicer advances within other assets by $7 million on our Consolidated Balance Sheet at December 31, 2011. ResCap recorded $212 million of the $230 million penalty.
ResCap is required to maintain consolidated tangible net worth, as defined, of $250 million at the end of each month, under the terms of certain of its credit facilities. For this purpose, consolidated tangible net worth is defined as ResCap's consolidated equity excluding intangible assets. As a result of the fourth quarter charge, ResCap's consolidated tangible net worth was $92 million at December 31, 2011, and was therefore temporarily reduced to below $250 million. This was, however, immediately remediated by Ally through a capital contribution of $197 million, which was provided through forgiveness of intercompany debt during January 2012. Notwithstanding the immediate cure, the

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

temporary reduction in tangible net worth resulted in a covenant breach in certain of ResCap's credit facilities as of December 31, 2011. ResCap has obtained waivers from all applicable lenders with respect to this covenant breach and an acknowledgment letter from a GSE indicating they would take no immediate action as a result of the breach. In the future Ally may choose not to remediate any further breaches of covenants. There can be no assurances for further capital support.
Corporate and Other
Corporate and Other primarily consists of our centralized corporate treasury and deposit gathering activities, such as management of the cash and corporate investment securities portfolios, short- and long-term debt, retail and brokered deposit liabilities, derivative instruments, the amortization of the discount associated with new debt issuances and bond exchanges, most notably from the December 2008 bond exchange, and the residual impacts of our corporate funds-transfer pricing (FTP) and treasury asset liability management (ALM) activities. Corporate and Other also includes our Commercial Finance Group, certain equity investments, and reclassifications and eliminations between the reportable operating segments.
Loss from continuing operations before income tax expense for Corporate and Other was $1.9 billion and $2.6 billion for the years ended December 31, 2011 and 2010, respectively. These losses were primarily driven by net financing losses of $1.7 billion and $2.1 billion for the years ended December 31, 2011 and 2010, respectively. The net financing losses at Corporate and Other are largely driven by the amortization of original issue discount, primarily related to our 2008 bond exchange, and the net financing loss that results from our FTP methodology.
The net financing revenue of our Global Automotive Services and Mortgage operations includes the results of an FTP process that insulates these operations from interest rate volatility by matching assets and liabilities with similar interest rate sensitivity and maturity characteristics. The FTP process assigns charge rates to the assets and credit rates to the liabilities within our Global Automotive Services and Mortgage operations, respectively, based on anticipated maturity and a benchmark index plus an assumed credit spread. The assumed credit spread represents the cost of funds for each asset class based on a blend of funding channels available to the enterprise, including unsecured and secured capital markets, private funding facilities, and deposits. In addition, a risk-based methodology, which incorporates each operations credit, market, and operational risk components is used to allocate equity to these operations.
The negative residual impact of our FTP methodology that is realized in Corporate and Other primarily represents the cost of certain funding and liquidity management activities not allocated through our FTP methodology. Most notably, the net interest expense of maintaining our liquidity and investment portfolios, the value of which was approximately $22.8 billion at December 31, 2011, is maintained in Corporate and Other and not allocated to the businesses through our FTP methodology. In addition, other unassigned funding costs, including the results of our ALM activities, are also not allocated to the businesses.
Ally Bank
Ally Bank, our direct banking platform, provides our Automotive Finance and Mortgage operations with a stable and low-cost funding source and facilitates prudent asset growth. Our focus is on building a stable deposit base driven by our compelling brand and strong value proposition. Ally Bank raises deposits directly from customers through a direct banking channel via the internet and by telephone. We have become a leader in direct banking with our recognizable brand, accessible 24/7 customer service, and competitively priced products.
Ally Bank offers a full spectrum of deposit product offerings including certificates of deposits, savings accounts, money market accounts, IRA deposit products, and an online checking product. In addition, brokered deposits are obtained through third-party intermediaries. At December 31, 2011, Ally Bank had $39.6 billion of deposits, including $27.7 billion of retail deposits. The growth of our retail base from $7.2 billion at the end of 2008 to $27.7 billion at December 31, 2011, has enabled us to reduce our cost of funds during that period. The growth in deposits is primarily attributable to our retail deposits while our brokered deposits have remained at historical levels. Strong retention rates, reflecting the strength of the franchise, have materially contributed to our growth in retail deposits.
Funding and Liquidity
Our funding strategy largely focuses on the development of diversified funding sources across a global investor base to meet all of our liquidity needs throughout different market cycles, including periods of financial distress. Prior to becoming a bank holding company, our funding largely came from the following sources.

•	Public unsecured debt capital markets;

•	Asset-backed securitizations, both public and private;

•	Asset sales;

•	Committed and uncommitted credit facilities; and

•	Brokered and retail deposits.
The diversity of our funding sources enhances funding flexibility, limits dependence on any one source and results in a more cost-effective funding strategy over the long term. Throughout 2008 and 2009, the global credit markets experienced extraordinary levels of volatility and stress. As a result, access by market participants, including Ally, to the capital markets was significantly constrained and borrowing costs increased. In response, numerous government programs were established aimed at improving the liquidity position of U.S. financial services firms. After converting to a bank holding company in late 2008, we participated in several of the programs, including

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Temporary Liquidity Guaranty Program (TLGP), Term Auction Facility, and Term Asset-Backed Securities Loan Facility. Our diversification strategy and participation in these programs helped us to maintain sufficient liquidity during this period of financial distress to meet all maturing unsecured debt obligations and to continue our lending and operating activities.
During 2009, as part of our overall transformation from an independent financial services company to a bank holding company, we took actions to further diversify and develop more stable funding sources and, in particular, embarked upon initiatives to grow our consumer deposit-taking capabilities within Ally Bank. In addition, we began distinguishing our liquidity management strategies between bank funding and nonbank funding.
Maximizing bank funding continues to be the cornerstone of our long-term liquidity strategy. We have made significant progress in migrating assets to Ally Bank and growing our retail deposit base since becoming a bank holding company. Retail deposits provide a low-cost source of funds that are less sensitive to interest rate changes, market volatility or changes in our credit ratings than other funding sources. At December 31, 2011, deposit liabilities totaled $45.1 billion, which constituted 31% of our total funding. This compares to just 14% at December 31, 2008.
In addition to building a larger deposit base, we continue to remain active in the securitization markets to finance our Ally Bank automotive loan portfolios. During 2011, we issued $9.3 billion in secured funding backed by retail automotive loans and leases as well as dealer floorplan automotive loans of Ally Bank. Continued structural efficiencies in securitizations combined with improving capital market conditions have resulted in a reduction in the cost of funds achieved through secured funding transactions, making them a very attractive source of funding. Additionally, for retail loans and leases, the term structure of the transaction locks in funding for a specified pool of loans and leases for the life of the underlying asset. Once a pool of retail automobile loans are selected and placed into a securitization, the underlying assets and corresponding debt amortize simultaneously resulting in committed and matched funding for the life of the asset. We manage the execution risk arising from secured funding by maintaining a diverse investor base and maintaining committed secured facilities.
As we have shifted our focus to migrating assets to Ally Bank and growing our bank funding capabilities, our reliance on parent company liquidity has consequently been reduced. Funding sources at the parent company generally consist of longer-term unsecured debt, private credit facilities, and asset-backed securitizations. Historically, the unsecured term debt markets were a key source of long-term financing for us. However, given our ratings profile and market environment, during the second half of 2007 and throughout 2008 and 2009 we chose not to target transactions in the unsecured term debt markets due to the expected high market rates and alternative funding sources. In 2010, we re-entered the unsecured term debt market with several issuances that year. In the first half of 2011, we issued over $3.7 billion of unsecured debt globally through several issuances. However, in the second half of 2011, we chose not to issue unsecured term debt given the extreme market volatility and expected high cost of issuance. At December 31, 2011, we had $12.0 billion and $2.3 billion of outstanding unsecured long-term debt with maturities in 2012 and 2013, respectively. To fund these maturities, we expect to use existing pre-issued liquidity combined with maintaining an opportunistic approach to new issuance.
The strategies outlined above have allowed us to build and maintain a conservative liquidity position. Total available liquidity at the parent company was $26.9 billion, and Ally Bank had $10.0 billion of available liquidity at December 31, 2011. For discussion purposes within the funding and liquidity section, parent company includes our consolidated operations less our Insurance operations, ResCap, and Ally Bank. At the same time, these strategies have also resulted in a cost of funds improvement of approximately 178 basis points since the first quarter of 2009. Looking forward, given our enhanced liquidity and capital position and generally improved credit ratings, we expect that our cost of funds will continue to improve over time.
Credit Strategy
We are a full spectrum automotive finance lender with most of our automotive loan originations underwritten within the prime-lending markets as we continue to prudently expand in nonprime markets. Our Mortgage Origination and Servicing operations primarily focus on selling conforming mortgages we originate or purchase in sales that take the form of securitizations guaranteed by Fannie Mae or Freddie Mac and sell government-insured mortgage loans we originate or purchase in securitizations guaranteed by Ginnie Mae (collectively, the Government-sponsored Enterprises or GSEs).
During 2011, we continued to recognize improvement in our credit risk profile as a result of proactive credit risk initiatives that were taken in 2009 and 2010 and modest improvement in the overall economic environment. We discontinued and sold multiple nonstrategic operations, mainly in our international businesses, including our commercial construction portfolio. Within our Automotive Finance operations, we exited certain underperforming dealer relationships. Within our Mortgage operations, we have taken action to reduce the focus on the correspondent mortgage-lending channel; however, we will maintain correspondent relationships with key customers.
During the year ended December 31, 2011, the credit performance of our portfolios improved overall as we benefited from lower frequency and severity of losses within our automotive portfolios and stabilization of asset quality trends within our mortgage portfolios. Nonperforming loans and charge-offs declined, and our provision for loan losses decreased to $219 million in 2011 from $442 million in 2010.
We continue to see signs of economic stabilization in the housing and vehicle markets, although our total credit portfolio will continue to be affected by sustained levels of high unemployment and continued uncertainty in the housing market.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Representation and Warranty Obligations
We continue to make progress in mitigating repurchase reserve exposure through ongoing settlement discussions with key counterparties and ongoing maintenance of an appropriate reserve for representation and warranty obligations associated with certain mortgage companies (Mortgage Companies) within our Mortgage operations. We seek to manage the risk of repurchase or indemnification and the associated credit exposure through our underwriting and quality assurance practices and by servicing mortgage loans to meet investor standards. We believe that, in general, the longer a loan performs prior to default the less likely it is that an alleged breach of representation and warranty will be found to have a material and adverse impact on the loan's performance. Our representation and warranty expense decreased to $324 million in 2011 from $670 million in 2010. The repurchase reserve of $825 million at December 31, 2011, primarily represents exposure unrelated to the GSEs, as we have reached agreements with both Freddie Mac and Fannie Mae, subject to certain exclusions, limiting the remaining exposure of the applicable Mortgage Companies to these counterparties.
Outstanding claims during 2011 have remained relatively constant with GSE claim activity declining compared to 2010 while monoline and other claims activity have increased. Increased claims from monolines reflect activity still under review. Typically, the obligations under representation and warranties provided to monolines and other whole-loan investors are not as comprehensive as those to the GSEs. As such, we believe a significant portion of these claims are ineligible for repurchase or indemnification. As a result of market developments over the past several years, repurchase demand behavior has changed significantly. GSEs are more likely to submit claims for loans at any point in their life cycle. Investors are more likely to submit claims for loans that become delinquent at any time while a loan is outstanding or when a loan incurs a loss.
Bank Holding Company and Treasury's Investments
During 2008, and continuing into 2009, the credit, capital, and mortgage markets became increasingly disrupted. This disruption led to severe reductions in liquidity and adversely affected our capital position. As a result, Ally sought approval to become a bank holding company to obtain access to capital at a lower cost to remain competitive in our markets. On December 24, 2008, Ally and IB Finance Holding Company, LLC, the holding company of Ally Bank, were each approved as bank holding companies under the Bank Holding Company Act of 1956. At the same time, Ally Bank converted from a Utah-chartered industrial bank into a Utah-chartered commercial nonmember bank. Ally Bank as an FDIC-insured depository institution, is subject to the supervision and examination of the Federal Deposit Insurance Corporation (FDIC) and the Utah Department of Financial Institutions (UDFI). Ally Financial Inc. is subject to the supervision and examination of the Board of Governors of the Federal Reserve System (FRB). We are required to comply with regulatory risk-based and leverage capital requirements, as well as various safety and soundness standards established by the FRB, and are subject to certain statutory restrictions concerning the types of assets or securities that we may own and the activities in which we may engage.
As one of the conditions to becoming a bank holding company, the FRB required several actions of Ally, including meeting a minimum amount of regulatory capital. In order to meet this requirement, Ally took several actions, the most significant of which were the execution of private debt exchanges and cash tender offers to purchase and/or exchange certain of our and our subsidiaries outstanding notes held by eligible holders for a combination of cash, newly issued notes of Ally, and in the case of certain of the offers, preferred stock. The transactions resulted in an extinguishment of all notes tendered or exchanged into the offers and the new notes and stock were recorded at fair value on the issue date. This resulted in a pretax gain on extinguishment of debt of $11.5 billion and a corresponding increase to our capital levels. The gain included a $5.4 billion original issue discount representing the difference between the face value and the fair value of the new notes and is being amortized as interest expense over the term of the new notes. In addition, the U.S. Department of Treasury (Treasury) made an initial investment in Ally on December 29, 2008, pursuant to the Troubled Asset Relief Program (TARP) with a $5.0 billion purchase of Ally perpetual preferred stock with a total liquidation preference of $5.25 billion (Perpetual Preferred Stock).
On May 21, 2009, Treasury made a second investment of $7.5 billion in exchange for Ally's mandatorily convertible preferred stock with a total liquidation preference of approximately $7.9 billion (Old MCP), which included a $4 billion investment to support our agreement with Chrysler to provide automotive financing to Chrysler dealers and customers and a $3.5 billion investment related to the FRB's Supervisory Capital Assessment Program requirements. Shortly after this second investment, on May 29, 2009, Treasury acquired 35.36% of Ally common stock when it exercised its right to acquire 190,921 shares of Ally common stock from GM as repayment for an $884 million loan that Treasury had previously provided to GM.
On December 30, 2009, we entered into another series of transactions with Treasury under TARP, pursuant to which Treasury (i) converted 60 million shares of Old MCP (with a total liquidation preference of $3.0 billion) into 259,200 shares of additional Ally common stock; (ii) invested $1.25 billion in new Ally mandatorily convertible preferred stock with a total liquidation preference of approximately $1.3 billion (the New MCP); and (iii) invested $2.54 billion in new trust preferred securities with a total liquidation preference of approximately $2.7 billion (Trust Preferred Securities). At this time, Treasury also exchanged all of its Perpetual Preferred Stock and remaining Old MCP (following the conversion of Old MCP described above) into additional New MCP.
On December 30, 2010, Treasury converted 110 million shares of New MCP (with a total liquidation preference of approximately $5.5 billion) into 531,850 shares of additional Ally common stock. The conversion reduces dividends by approximately $500 million per year, assists with capital preservation, and is expected to improve profitability with a lower cost of funds.
On March 1, 2011, the Declaration of Trust and certain other documents related to the Trust Preferred Securities were amended, and all of the outstanding Trust Preferred Securities held by Treasury were designated 8.125% Fixed Rate/Floating Rate Trust Preferred Securities, Series 2. On March 7, 2011, Treasury sold 100% of the Series 2 Trust Preferred Securities in an offering registered with the SEC. Ally did not receive any proceeds from the sale.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Following the transactions described above, Treasury currently holds 73.8% of Ally common stock and approximately $5.9 billion in New MCP. As a result of its current common stock investment, Treasury is entitled to appoint six of the eleven total members of the Ally Board of Directors.
The following table summarizes the investments in Ally made by Treasury in 2008 and 2009.

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

(a)
In January 2009, Treasury loaned $884 million to General Motors. In connection with that loan, Treasury acquired rights to exchange that loan for 190,921 shares. In May 2009, Treasury exercised that right.

The following table summarizes Treasury's investment in Ally at December 31, 2011.

December 31, 2011 ($ in millions)	Book Value	Face Value
MCP (a)	$5,685	$5,938
Common equity (b)		73.8%

(a)
Reflects the exchange of face value of $5.25 billion of Perpetual Preferred Stock to MCP in December 2009 and the conversion of face value of $3.0 billion and $5.5 billion of MCP to common equity in December 2009 and December 2010, respectively.

(b)	Represents the current common equity ownership position by Treasury.
Discontinued Operations
During 2009, 2010, and 2011, we committed to sell certain operations of our International Automotive Finance operations, Insurance operations, Mortgage Legacy Portfolio and Other operations, and Commercial Finance Group, and have classified certain of these operations as discontinued. For all periods presented, all of the operating results for these operations have been removed from continuing operations. Refer to Note 2 to the Consolidated Financial Statements for more details.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Primary Lines of Business
Our primary lines of business are Global Automotive Services and Mortgage. The following table summarizes the operating results excluding discontinued operations of each line of business. Operating results for each of the lines of business are more fully described in the MD&A sections that follow.

Year ended December 31, ($ in millions)	2011	2010	2009	Favorable/ (unfavorable) 2011-2010 % change	Favorable/ (unfavorable) 2010-2009 % change
Total net revenue (loss)
Global Automotive Services
North American Automotive Finance operations	$3,588	$4,011	$3,831	(11)	5
International Automotive Finance operations	901	894	823	1	9
Insurance operations	1,867	2,240	2,144	(17)	4
Mortgage
Origination and Servicing operations	933	1,773	976	(47)	82
Legacy Portfolio and Other operations	286	865	(52)	(67)	n/m
Corporate and Other	(1,504)	(2,141)	(1,520)	30	(41)
Total	$6,071	$7,642	$6,202	(21)	23
Income (loss) from continuing operations before income tax expense
Global Automotive Services
North American Automotive Finance operations	$2,106	$2,344	$1,624	(10)	44
International Automotive Finance operations	210	205	(102)	2	n/m
Insurance operations	407	562	321	(28)	75
Mortgage
Origination and Servicing operations	(347)	920	43	(138)	n/m
Legacy Portfolio and Other operations	(402)	(267)	(6,305)	(51)	96
Corporate and Other	(1,907)	(2,625)	(2,490)	27	(5)
Total	$67	$1,139	$(6,909)	(94)	116
n/m = not meaningful

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Consolidated Results of Operations
The following table summarizes our consolidated operating results excluding discontinued operations for the periods shown. Refer to the operating segment sections of the MD&A that follows for a more complete discussion of operating results by line of business.

Year ended December 31, ($ in millions)	2011	2010	2009	Favorable/ (unfavorable) 2011-2010 % change	Favorable/ (unfavorable) 2010-2009 % change
Net financing revenue
Total financing revenue and other interest income	$9,736	$11,183	$12,772	(13)	(12)
Interest expense	6,223	6,666	7,091	7	6
Depreciation expense on operating lease assets	1,038	1,903	3,519	45	46
Net financing revenue	2,475	2,614	2,162	(5)	21
Other revenue
Net servicing income	569	1,099	363	(48)	n/m
Insurance premiums and service revenue earned	1,573	1,750	1,861	(10)	(6)
Gain on mortgage and automotive loans, net	470	1,261	799	(63)	58
(Loss) gain on extinguishment of debt	(64)	(123)	665	48	(118)
Other gain on investments, net	294	504	162	(42)	n/m
Other income, net of losses	754	537	190	40	183
Total other revenue	3,596	5,028	4,040	(28)	24
Total net revenue	6,071	7,642	6,202	(21)	23
Provision for loan losses	219	442	5,603	50	92
Noninterest expense
Compensation and benefits expense	1,574	1,576	1,517	—	(4)
Insurance losses and loss adjustment expenses	713	820	992	13	17
Other operating expenses	3,498	3,665	4,999	5	27
Total noninterest expense	5,785	6,061	7,508	5	19
Income (loss) from continuing operations before income tax expense	67	1,139	(6,909)	(94)	116
Income tax expense from continuing operations	179	153	74	(17)	(107)
Net (loss) income from continuing operations	$(112)	$986	$(6,983)	(111)	114
n/m = not meaningful
2011 Compared to 2010
We incurred a net loss from continuing operations of $112 million for the year ended December 31, 2011, compared to net income from continuing operations of $986 million for the year ended December 31, 2010. Continuing operations for the year ended December 31, 2011, was unfavorably impacted by a decrease in net servicing income due to a drop in interest rates and increased market volatility, lower gains on the sale of loans, and a $230 million expense related to penalties imposed by certain regulators and other governmental agencies in connection with mortgage foreclosure-related matters. Partially offsetting the decrease was lower representation and warranty expense and a lower provision for loan losses.
Total financing revenue and other interest income decreased by 13% for the year ended December 31, 2011, compared to 2010. Operating lease revenue and the related depreciation expense at our Automotive Finance operations declined due to a lower average operating lease portfolio balance as a result of our decision in late 2008 to significantly curtail leasing. Depreciation expense was also impacted by lower lease remarketing gains resulting from lower lease termination volumes. The decrease in our Mortgage Legacy Portfolio and Other operations resulted from a decline in average asset levels due to loan sales, the deconsolidation of previously on-balance sheet securitizations, and portfolio runoff. Partially offsetting the decrease was an increase in consumer financing revenue at our North American Automotive operations driven primarily by an increase in consumer asset levels related to strong loan origination volume during 2010 and 2011 resulting primarily from higher automotive industry sales, increased used vehicle financing volume, and higher on-balance sheet retention.
Interest expense decreased 7% for the year ended December 31, 2011, compared to 2010, primarily as a result of a change in our funding mix with an increased amount of funding coming from deposit liabilities as well as favorable trends in the securitization markets.
Net servicing income was $569 million for the year ended December 31, 2011, compared to $1.1 billion in 2010. The decrease was

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

primarily due to a drop in interest rates and increased market volatility compared to favorable valuation adjustments in 2010. Additionally, 2011 includes a valuation adjustment that estimates the impact of higher servicing costs related to enhanced foreclosure procedures, establishment of single point of contact, and other processes to comply with the Consent Order.
Insurance premiums and service revenue earned decreased 10% for the year ended December 31, 2011, compared to 2010. The decrease was primarily driven by the sale of certain international insurance operations during the fourth quarter of 2010 and lower earnings from our U.S. vehicle service contracts written between 2007 and 2009 due to lower domestic vehicle sales volume.
Gain on mortgage and automotive loans decreased 63% for the year ended December 31, 2011, compared to 2010. The decrease was primarily due to lower margins on mortgage loan sales, a decrease in mortgage loan production, lower whole-loan mortgage sales and mortgage loan resolutions in 2011, the absence of the 2010 gain on the deconsolidation of an on-balance sheet securitization, and the expiration of our automotive forward flow agreements during the fourth quarter of 2010.
We incurred a loss on extinguishment of debt of $64 million for the year ended December 31, 2011, compared to a loss of $123 million for the year ended December 31, 2010. The activity in all periods related to the extinguishment of certain Ally debt, which included $50 million of accelerated amortization of original issue discount for the 2011, compared to $101 million in 2010.
Other gain on investments was $294 million for the year ended December 31, 2011, compared to $504 million in 2010. The decrease was primarily due to lower realized investment gains on our Insurance operations investment portfolio.
Other income, net of losses, increased 40% for the year ended December 31, 2011, compared to 2010. The increase during 2011 was primarily due to the positive impact of a $121 million gain on the early settlement of a loss holdback provision related to certain historical automotive whole-loan forward flow agreements and a favorable change in the fair value option election adjustment.
The provision for loan losses was $219 million for the year ended December 31, 2011, compared to $442 million in 2010. The decrease during 2011 reflected improved credit quality of the overall portfolio and the continued runoff and improved loss performance of our Nuvell nonprime automotive financing portfolio.
Insurance losses and loss adjustment expenses decreased 13% for the year ended December 31, 2011, compared to 2010. The decrease was primarily due to lower frequency and severity experienced within our international Insurance business and the sale of certain international operations during the fourth quarter of 2010. The decrease was partially offset by higher weather-related losses in the United States on our dealer inventory insurance products.
Other operating expenses decreased 5% for the year ended December 31, 2011, compared to 2010. The decrease was primarily related to lower mortgage representation and warranty reserve expense of $346 million, lower insurance commissions expense, and lower vehicle remarketing and repossession expense. The decrease was partially offset by a $230 million expense related to penalties imposed by certain regulators and other governmental agencies in connection with mortgage foreclosure-related matters.
We recognized consolidated income tax expense of $179 million for the year ended December 31, 2011, compared to $153 million in 2010. We have a full valuation allowance against our domestic net deferred tax assets and certain international net deferred tax assets. Accordingly, tax expense is driven by foreign income taxes on pretax profits within our foreign operations and U.S. state income taxes in states where profitable subsidiaries are required to file separately from other loss companies in the group or where the use of prior losses is restricted. The increase in income tax expense for 2011, compared to 2010, was driven by increased pretax income in our foreign operations, partially offset by a $101 million reversal of valuation allowance in Canada related to modifications to the legal structure of our Canadian operations.
2010 Compared to 2009
We earned net income from continuing operations of $986 million for the year ended December 31, 2010, compared to a net loss from continuing operations of $7.0 billion for the year ended December 31, 2009. Continuing operations for the year ended December 31, 2010, were favorably impacted by our strategic mortgage actions taken during 2009 to stabilize our consumer and commercial portfolios that resulted in a significant decrease in our provision for loan losses and our continued focus on cost reduction resulted in lower operating expenses. The year ended December 31, 2010, was also favorably impacted by an increase in net servicing income; higher gains on the sale of loans; and lower impairments on equity investments, lot option projects, model homes, and foreclosed real estate.
Total financing revenue and other interest income decreased by 12% for the year ended December 31, 2010, compared to 2009. Our International Automotive Finance operations experienced lower consumer and commercial asset levels due to adverse business conditions in Europe and the runoff of wind-down portfolios in certain international countries as we shifted our focus to five core international markets: Germany, the United Kingdom, Brazil, Mexico, and China through our joint venture. A decline in asset levels in our Mortgage Legacy Portfolio and Other operations resulted from asset sales and portfolio runoff. Operating lease revenue (along with the related depreciation expense) at our North American Automotive Finance operations decreased as a result of a net decline in the size of our operating lease portfolio due to our decision in late 2008 to significantly curtail leasing. The decrease was partially offset by lease portfolio remarketing gains due to strong used vehicle prices and higher remarketing volume as well as an increase in consumer and commercial financing revenue related to the addition of non-GM automotive financing business.
Interest expense decreased 6% for the year ended December 31, 2010, compared to 2009. Interest expense decreased as a result of a

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

change in our funding mix with an increased amount of funding coming from deposit liabilities as well as favorable trends in the securitization markets.
Net servicing income was $1.1 billion for the year ended December 31, 2010, compared to $363 million in 2009. The increase was primarily due to projected cash flow improvements related to slower prepayment speeds as well as higher Home Affordable Modification Program (HAMP) loss mitigation incentive fees compared to prior year unfavorable hedge performance with respect to mortgage servicing rights.
Insurance premiums and service revenue earned decreased 6% for the year ended December 31, 2010, compared to 2009. The decrease was primarily driven by lower earnings from our U.S. vehicle service contracts due to a decrease in domestic written premiums related to lower vehicle sales volume during the period 2007 to 2009. The decrease was partially offset by increased volume in our international operations.
Gain on mortgage and automotive loans increased 58% for the year ended December 31, 2010, compared to 2009. The increase was primarily related to unfavorable valuation adjustments taken during 2009 on our held-for-sale automobile loan portfolios, higher gains on mortgage whole-loan sales and securitizations in 2010 compared to 2009, higher gains on mortgage loan resolutions in 2010, and the recognition of a gain on the deconsolidation of an on-balance sheet securitization. The increase was partially offset by gains on the sale of wholesale automotive financing receivables during 2009 as there were no off-balance sheet wholesale funding transactions during 2010.
We incurred a loss on extinguishment of debt of $123 million for the year ended December 31, 2010, compared to a gain of $665 million for the year ended December 31, 2009. The activity in all periods related to the extinguishment of certain Ally debt that for the year ended December 31, 2010, included $101 million of accelerated amortization of original issue discount.
Other gain on investments was $504 million for the year ended December 31, 2010, compared to $162 million in 2009. The increase was primarily due to higher realized investment gains driven by market repositioning and the sale of our tax-exempt securities portfolio. During the year ended December 31, 2009, we recognized other-than-temporary impairments of $55 million.
Other income, net of losses, increased 183% for the year ended December 31, 2010, compared to 2009. The improvement in 2010 was primarily related to the absence of loan origination income deferral due to the fair value option election for our held-for-sale loans during the third quarter of 2009 and the impact of significant impairments recognized in 2009. In 2009, we recorded impairments on equity investments, lot option projects, model homes, and an $87 million fair value impairment upon the transfer of our resort finance portfolio from held-for-sale to held-for-investment. Also in 2010, we recognized gains on the sale of foreclosed real estate compared to losses and impairments in 2009.
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
Insurance losses and loss adjustment expenses decreased 17% for the year ended December 31, 2010, compared to 2009. The decrease was primarily driven by lower loss experience in our Mortgage Legacy Portfolio and Other operations' captive reinsurance portfolio.
Other operating expenses decreased 27% for the year ended December 31, 2010, compared to 2009, reflecting our continued expense reduction efforts. The improvements were primarily due to lower mortgage representation and warranty expenses, reduced professional service expenses, lower technology and communications expense, lower full-service leasing vehicle maintenance costs, lower insurance commissions, and lower advertising and marketing expenses for the year ended December 31, 2010.
Management focuses on efficiency ratio as an important measure to assess the performance of our operations. Throughout 2010, expense reduction was a strategic objective of management as we continued to focus on increasing operational efficiency by decreasing expenses as well as streamlining our operations through the disposition or wind-down of non-core businesses and related legacy infrastructure. We remain focused on efforts to control costs to support overall profitability while still investing in key customer-facing areas critical to our core franchises. Additionally, advertising and marketing expenses decreased in 2010 as compared to 2009. These reductions largely reflect higher expenses incurred in 2009 to establish the new Ally brand. Going-forward our advertising and marketing dollars will primarily be directed to customers and initiatives that we believe support our growth strategy.
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

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

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

Year ended December 31, ($ in millions)	2011	2010	2009	Favorable/ (unfavorable) 2011-2010 % change	Favorable/ (unfavorable) 2010-2009 % change
Net financing revenue
Consumer	$2,831	$2,339	$1,804	21	30
Commercial	1,325	1,425	1,136	(7)	25
Loans held-for-sale	5	112	320	(96)	(65)
Operating leases	2,283	3,570	5,408	(36)	(34)
Other interest income	106	149	269	(29)	(45)
Total financing revenue and other interest income	6,550	7,595	8,937	(14)	(15)
Interest expense	2,367	2,377	2,363	—	(1)
Depreciation expense on operating lease assets	1,028	1,897	3,500	46	46
Net financing revenue	3,155	3,321	3,074	(5)	8
Other revenue
Servicing fees	161	226	238	(29)	(5)
Gain on automotive loans, net	48	249	220	(81)	13
Other income	224	215	299	4	(28)
Total other revenue	433	690	757	(37)	(9)
Total net revenue	3,588	4,011	3,831	(11)	5
Provision for loan losses	93	286	611	67	53
Noninterest expense
Compensation and benefits expense	434	387	435	(12)	11
Other operating expenses	955	994	1,161	4	14
Total noninterest expense	1,389	1,381	1,596	(1)	13
Income before income tax expense	$2,106	$2,344	$1,624	(10)	44
Total assets	$96,971	$81,893	$68,282	18	20
Operating data
Retail originations	$36,528	$31,471	$19,519	16	61
Lease originations	7,316	3,888	259	88	n/m
n/m = not meaningful
2011 Compared to 2010
Our North American Automotive Finance operations earned income before income tax expense of $2.1 billion for the year ended December 31, 2011, compared to $2.3 billion for the year ended December 31, 2010. Results for the year ended December 31, 2011, were primarily driven by less favorable remarketing results in our operating lease portfolio, due primarily to lower lease terminations and the absence of gains on the sale of automotive loans due to the expiration of our forward flow agreements during the fourth quarter of 2010. These declines were partially offset by increased consumer financing revenue driven by strong loan origination volume related primarily to improvement in automotive industry sales, the growth in used automobile financings, and a lower loan loss provision due to an improved credit mix and improved consumer credit performance.
Consumer financing revenue increased 21% for the year ended December 31, 2011, compared to 2010, due to an increase in consumer asset levels primarily related to strong loan origination volume during 2010 and 2011 resulting primarily from higher automotive industry

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

sales, increased used vehicle financing volume, and higher on-balance sheet retention. Additionally, we continue to prudently expand our nonprime origination volume and introduce innovative finance products to the marketplace. The increase in consumer revenue was partially offset by lower yields as a result of an increasingly competitive market environment and a change in the consumer asset mix, including the runoff of the higher-yielding Nuvell nonprime automotive financing portfolio.
Loans held-for-sale financing revenue decreased $107 million for the year ended December 31, 2011, compared to 2010, due to the expiration of forward flow agreements during the fourth quarter of 2010. Subsequent to the expiration of these agreements, consumer loan originations have largely been retained on-balance sheet utilizing deposit funding from Ally Bank and on-balance sheet securitization transactions.
Operating lease revenue decreased 36% for the year ended December 31, 2011, compared to 2010. Operating lease revenue and depreciation expense declined due to a lower average operating lease portfolio balance. Depreciation expense was also impacted by lower remarketing gains due primarily to a decline in lease termination volume. In 2008 and 2009, we significantly curtailed our lease product offerings in the United States and Canada. During the latter half of 2009, we re-entered the U.S. leasing market with targeted lease product offerings and have continued to expand lease volume since that time.
Servicing fee income decreased $65 million for the year ended December 31, 2011, compared to 2010, due to lower levels of off-balance sheet retail serviced assets driven by a reduction of new whole-loan sales subsequent to the expiration of our forward flow agreements in the fourth quarter of 2010.
Net gain on automotive loans decreased $201 million for the year ended December 31, 2011, compared to 2010, primarily due to the expiration of our forward flow agreements during the fourth quarter of 2010. In prior years, we have opportunistically utilized whole-loan sales as part of our funding strategy; however, during 2011, we have primarily utilized deposit funding and on-balance sheet funding transactions.
The provision for loan losses was $93 million for the year ended December 31, 2011, compared to $286 million in 2010. The decrease was primarily due to improved credit quality that drove improved loss performance in the consumer loan portfolio, continued runoff of our Nuvell nonprime consumer portfolio, and continued strength in the used vehicle market, partially offset by continued growth in the consumer loan portfolio.
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
Consumer financing revenue (combined with interest income on consumer loans held-for-sale) increased 15% during the year ended December 31, 2010, primarily due to an increase in consumer loan origination volume as a result of improved economic conditions and increased volume from non-GM channels. Additionally, consumer asset levels increased due to the consolidation of consumer loans included in securitization transactions that were previously classified as off-balance sheet. Refer to Note 11 to the Consolidated Financial Statements for further information regarding the consolidation of these assets. The increase was partially offset by a change in the consumer asset mix including the runoff of the higher-yielding Nuvell nonprime automotive financing portfolio.
Commercial revenue increased 25%, compared to the year ended December 31, 2009, primarily due to an increase in dealer wholesale funding driven by improved economic conditions, the growth of non-GM wholesale floorplan business, and the recognition of all wholesale funding transactions on-balance sheet in 2010 compared to certain transactions that were off-balance sheet in 2009.
Operating lease revenue (along with the related depreciation expense) decreased 12% for the year ended December 31, 2010, compared to 2009, primarily due to a decline in the size of our operating lease portfolio resulting from our decision in late 2008 to significantly curtail leasing. This decision was based on the significant decline in used vehicle prices that resulted in increasing residual losses during 2008 and an impairment of our lease portfolio. During the latter half of 2009, we selectively re-entered the U.S. leasing market with more targeted lease product offerings. As a result, runoff of the legacy portfolio exceeded new origination volume. The decrease in operating lease revenue was largely offset by an associated decline in depreciation expense, which was also favorably impacted by remarketing gains as a result of continued strength in the used vehicle market and higher remarketing volume.
Other interest income decreased 45% for the year ended December 31, 2010, compared to 2009, primarily due to a change in funding mix including lower levels of off-balance sheet securitizations.
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

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

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

Management's Discussion and Analysis
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

Year ended December 31, ($ in millions)	2011	2010	2009	Favorable/ (unfavorable)2011-2010 % change	Favorable/ (unfavorable)2010-2009 % change
Net financing revenue
Consumer	$1,193	$1,075	$1,271	11	(15)
Commercial	422	379	490	11	(23)
Loans held-for-sale	—	15	2	(100)	n/m
Operating leases	15	21	25	(29)	(16)
Other interest income	92	59	55	56	7
Total financing revenue and other interest income	1,722	1,549	1,843	11	(16)
Interest expense	1,050	885	1,118	(19)	21
Depreciation expense on operating lease assets	10	10	18	—	44
Net financing revenue	662	654	707	1	(7)
Other revenue
Gain (loss) on automotive loans, net	—	21	(76)	(100)	128
Other income	239	219	192	9	14
Total other revenue	239	240	116	—	107
Total net revenue	901	894	823	1	9
Provision for loan losses	65	54	230	(20)	77
Noninterest expense
Compensation and benefits expense	172	155	183	(11)	15
Other operating expenses	454	480	512	5	6
Total noninterest expense	626	635	695	1	9
Income (loss) from continuing operations before income tax expense	$210	$205	$(102)	2	n/m
Total assets	$15,505	$15,979	$21,802	(3)	(27)
Operating data
Consumer originations (a) (b)	$9,427	$7,612	$5,710	24	33
n/m = not meaningful

(a)	Represents consumer originations for continuing operations only.

(b)
Includes vehicles financed through our joint venture GMAC-SAIC, which is recorded as other income. We own 40% of GMAC-SAIC alongside Shanghai Automotive Group Finance Company LTD and Shanghai General Motors Corporation LTD.

2011 Compared to 2010
Our International Automotive Finance operations earned income from continuing operations before income tax expense of $210 million during the year ended December 31, 2011, compared to $205 million during the year ended December 31, 2010. Results for 2011 were favorably impacted by movements in foreign-currency exchange rates on the consumer portfolio and strong consumer loan originations in Brazil, partially offset by an increase in compensation and benefits expense and an increase in provision for loan losses.
Total financing revenue and other interest income increased 11% for the year ended December 31, 2011, compared to 2010, primarily due to movements in foreign-currency exchange rates on the consumer portfolio and strong consumer loan originations.
Interest expense increased 19% for the year ended December 31, 2011, compared to 2010, primarily due to an increase in funding costs, movement in foreign-currency exchange rates, and growing asset balances in Brazil.
Net gain on automotive loans decreased $21 million for the year ended December 31, 2011, compared to 2010. The decrease is attributable to the partial release of the lower-of-cost or market adjustments on loans held-for-sale in 2010.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Other income increased 9% for the year ended December 31, 2011, compared to 2010, primarily due to higher earnings from the China joint venture in 2011 driven by an increase in originations.
The provision for loan losses was $65 million for the year ended December 31, 2011, compared to $54 million in 2010. The increase is primarily due to an increase in specific commercial loan reserves during the first quarter of 2011, partially offset by favorable loss performance on the consumer portfolio in Europe.
Total noninterest expense decreased $9 million for the year ended December 31, 2011, compared to 2010. The decrease was primarily due to lower other operating expenses resulting from a continued focus on streamlining operations. This decrease was offset primarily by unfavorable movements in foreign-currency exchange rates and an increase in headcount due to growth in certain countries, such as Brazil.
2010 Compared to 2009
Our International Automotive Finance operations earned income from continuing operations before income tax expense of $205 million during the year ended December 31, 2010, compared to a loss from continuing operations before income tax expense of $102 million during the year ended December 31, 2009. Results for 2010 were favorably impacted by lower provision for loan losses and lower restructuring charges on wind-down operations.
Total financing revenue and other interest income decreased 16% for the year ended December 31, 2010, compared to 2009, primarily due to decreases in consumer and commercial asset levels as the result of adverse business conditions in Europe and the runoff of wind-down portfolios.
Interest expense decreased 21% for the year ended December 31, 2010, compared to 2009, primarily due to reductions in borrowing levels consistent with a lower asset base.
Depreciation expense on operating lease assets decreased 44% for the year ended December 31, 2010, compared to 2009, primarily due to the continued runoff of the full-service leasing portfolio.
Net gain on automotive loans was $21 million for the year ended December 31, 2010, compared to a net loss of $76 million for the year ended December 31, 2009. The losses for the year ended December 31, 2009, were due primarily to lower-of-cost or market adjustments on certain loans held-for-sale in certain wind-down operations. The gains for the year ended December 31, 2010, were primarily due to the partial release of lower-of-cost or market adjustments on loans held-for-sale in wind-down operations due to improved market values.
The provision for loan losses was $54 million for the year ended December 31, 2010, compared to $230 million in 2009. The decrease was primarily due to improved loss performance on the consumer portfolio reflecting higher origination quality in 2009 and 2010 and the improving financial position of our dealer customers in Europe.
Noninterest expense decreased 9% for the year ended December 31, 2010, compared to 2009. The decrease was primarily due to lower compensation and benefits expense primarily related to lower employee headcount resulting from restructuring activities, unfavorable foreign-currency movements during the year ended December 31, 2009, and lower IT and professional service costs due to continued focus on cost reduction.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

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
The amount we pay a dealer for a retail contract is based on the negotiated purchase price of the vehicle and any other products, such as service contracts, less any vehicle trade-in value and any down payment from the consumer. Under the retail contract, the consumer is obligated to make payments in an amount equal to the purchase price of the vehicle (less any trade-in or down payment) plus finance charges at a rate negotiated between the consumer and the dealer. In addition, the consumer is also responsible for charges related to past-due payments. When we purchase the contract, it is normal business practice for the dealer to retain some portion of the finance charge as income for the dealership. Our agreements with dealers place a limit on the amount of the finance charges they are entitled to retain. Although we do not own the vehicles we finance through retail contracts, we hold a perfected security interest in those vehicles. Due to funding challenges related to the general economic recession at the time, in January 2009, we ceased new financing through Nuvell, which had focused on nonprime automotive financing primarily through GM-affiliated dealers. More recently, we have begun to prudently expand our nonprime automotive financing volumes.
With respect to consumer leasing, we purchase leases (and the associated vehicles) from dealerships. The purchase price of consumer leases is based on the negotiated price for the vehicle less any vehicle trade-in and any down payment from the consumer. Under the lease, the consumer is obligated to make payments in amounts equal to the amount by which the negotiated purchase price of the vehicle (less any trade-in value or down payment) exceeds the projected residual value (including residual support) of the vehicle at lease termination, plus lease charges. The consumer is also generally responsible for charges related to past due payments, excess mileage, excessive wear and tear, and certain disposal fees where applicable. When the lease contract is entered into, we estimate the residual value of the leased vehicle at lease termination. We generally base our determination of the projected residual values on a guide published by an independent publisher of vehicle residual values, which is stated as a percentage of the manufacturer's suggested retail price. These projected values may be upwardly adjusted as a marketing incentive if the manufacturer or Ally considers above-market residual support necessary to encourage consumers to lease vehicles.
Our standard U.S. leasing plan, SmartLease, requires a monthly payment by the consumer. We also offer an alternative leasing plan, SmartLease Plus, that requires one up-front payment of all lease amounts at the time the consumer takes possession of the vehicle.
During 2011, we expanded the Ally Buyer's Choice product on new GM and Chrysler vehicles from Canada to select states in the United States. The Ally Buyer's Choice financing product allows customers to own their vehicle with a fixed rate and payment with the option to sell it to us at a pre-determined point during the contract term and at a pre-determined price.
Consumer automobile leases are operating leases; therefore, credit losses on the operating lease portfolio are not as significant as losses on retail contracts because lease losses are primarily limited to payments and assessed fees. Since some of these fees are not assessed until the vehicle is returned, these losses on the lease portfolio are correlated with lease termination volume. North American operating lease accounts past due over 30 days represented 0.67% and 2.36% of the total portfolio at December 31, 2011 and 2010, respectively. We selectively re-entered the U.S. leasing market in 2009 and have continued to support lease volumes since that time.
With respect to all financed vehicles, whether subject to a retail contract or a lease contract, we require that property damage insurance be obtained by the consumer. In addition, for lease contracts, we require that bodily injury, collision, and comprehensive insurance be obtained by the consumer.
The consumer financing revenue of our Automotive Finance operations totaled $4.0 billion, $3.4 billion, and $3.1 billion in 2011, 2010, and 2009, respectively.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Consumer Automotive Financing Volume
The following table summarizes our new and used vehicle consumer financing volume and our share of consumer sales.

	Ally consumer automotive financing volume			% Share of consumer sales
Year ended December 31, (units in thousands)	2011	2010	2009	2011	2010	2009
GM new vehicles
North America	779	694	488	38	40	27
International (excluding China) (a)	360	299	272	28	22	20
China (b)	134	119	74	12	11	11
Total GM new units financed	1,273	1,112	834
Chrysler new vehicles
North America	330	322	64	29	38	8
International (excluding China)	1	1	—
Total Chrysler new units financed	331	323	64
Other non-GM / Chrysler new vehicles
North America	69	33	10
International (excluding China)	3	4	4
China (b)	104	89	33
Total other non-GM / Chrysler new units financed	176	126	47
Used vehicles
North America	476	269	142
International (excluding China)	38	25	22
China (b)	1	—	—
Total used units financed	515	294	164
Total consumer automotive financing volume	2,295	1,855	1,109

(a)	Excludes financing volume and GM consumer sales of discontinued operations, as well as GM consumer sales for other countries in which GM operates and in which we have no financing volume.

(b)	Represents vehicles financed through our joint venture GMAC-SAIC. We own 40% of GMAC-SAIC alongside Shanghai Automotive Group Finance Company LTD and Shanghai General Motors Corporation LTD.
Growth in consumer automotive financing volume in 2011, compared to 2010, was primarily driven by higher industry sales. Additionally, the increase in volume during 2011 reflects our continued focus on the used vehicle and diversified markets, as well as lease-related volume. The penetration during 2011 reflects a competitive market environment and a return to normalized levels. The decrease in Chrysler penetration is related to a reduction in automotive manufacturer rate incentive programs. The improved penetration levels for our International operations reflect aggressive manufacturer marketing incentive programs coupled with existing Ally campaigns, the reintroduction of products, and more competitive pricing.
Manufacturer Marketing Incentives
Automotive manufacturers may elect to sponsor incentive programs (on both retail contracts and leases) by supporting finance rates below the standard market rates at which we purchase retail contracts. These marketing incentives are also referred to as rate support or subvention. When automotive manufacturers utilize these marketing incentives, we are compensated at contract inception for the present value of the difference between the customer rate and our standard rates, which we defer and recognize as a yield adjustment over the life of the contract.
GM historically provided lease residual support to provide incentives on leased vehicles by supporting an above-market residual value, referred to as residual support, to encourage consumers to lease vehicles. Residual support results in a lower monthly lease payment for the consumer. We may bear a portion of the risk of loss to the extent the value of the lease vehicle upon remarketing is below the projected residual value of the vehicle at the time the lease contract is signed. Under these programs, GM reimburses us to the extent remarketing sales proceeds are less than the residual value set forth in the lease contract and no greater than our standard residual rates. To the extent remarketing sales proceeds are more than the contract residual at termination, we reimburse GM for its portion of the higher residual value.
In addition to the residual support arrangement for leases originated prior to 2009, GM also participates in a risk-sharing arrangement whereby GM shares equally in residual losses to the extent that remarketing proceeds are below our standard residual rates (limited to a floor). Over the past several years, our automotive manufacturing partners have primarily supported leasing products through rate support programs.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Under what we refer to as GM-sponsored pull-ahead programs, consumers may be encouraged to terminate leases early in conjunction with the acquisition of a new GM vehicle. As part of these programs, we waive all or a portion of the customer's remaining payment obligation. Under most programs, GM compensates us for a portion of the foregone revenue from the waived payments partially offset to the extent that our remarketing sales proceeds are higher than otherwise would be realized if the vehicle had been remarketed at lease contract maturity.
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
On August 6, 2010, we entered into an agreement with Chrysler to be the preferred provider of financial services for Chrysler vehicles. The agreement replaced and superseded the legally binding term sheet that we entered into with Chrysler on April 30, 2009, which contemplated this definitive agreement. We provide retail financing to Chrysler dealers and customers as we deem appropriate according to our credit policies and in our sole discretion. Chrysler is obligated to provide us with certain exclusivity privileges including the use of Ally for designated minimum threshold percentages of certain of Chrysler's retail financing subvention programs. The agreement extends through April 30, 2013, with automatic one-year renewals unless either we or Chrysler provides sufficient notice of nonrenewal. As a result, our agreement with Chrysler will be automatically extended through April 30, 2014, unless Chrysler notifies us of nonrenewal on or before April 30, 2012, in which case, the agreement would expire on April 30, 2013.
The following table presents the percentage of retail and lease contracts acquired by us that included rate support from GM.

Year ended December 31,	2011	2010	2009
GM subvented volume in North America
As % of GM North American new retail and lease volume acquired by Ally	53%	51%	69%
As % of total North American new and used retail and lease volume acquired by Ally	25%	27%	48%
GM subvented International (excluding China) volume (a)
As % of GM International new retail and lease volume acquired by Ally	68%	55%	67%
As % of total International new and used retail and lease volume acquired by Ally	61%	50%	61%
GM subvented volume in China (b)
As % of GM China new retail and lease volume acquired by Ally	12%	14%	1%
As % of total China new and used retail and lease volume acquired by Ally	7%	8%	1%

(a)	Represents subvention for continuing operations only.

(b)	Represents vehicles financed through our joint venture GMAC-SAIC. We own 40% of GMAC-SAIC alongside Shanghai Automotive Group Finance Company LTD and Shanghai General Motors Corporation LTD.
The following table presents the percentage of Chrysler subvented retail and lease volume acquired by Ally.

Year ended December 31,	2011	2010	2009
Chrysler subvented volume in North America
As % of Chrysler North American new retail and lease volume acquired by Ally	52%	57%	39%
As % of total North American new and used retail and lease volume acquired by Ally	10%	14%	4%
At December 31, 2011, the percentage of North American new retail contracts acquired that included rate subvention from GM increased compared to 2010 primarily due to increases in manufacturer marketing incentives during the first half of 2011. International retail contracts acquired that included rate and residual subvention increased as a result of aggressive GM campaigns in various international markets. North

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

American retail contracts acquired that included rate subvention from Chrysler decreased as a percentage of total new retail contracts acquired as compared to 2010 due to a shift towards non-rate incentive programs.
Servicing
We have historically serviced all retail contracts and leases we retained on-balance sheet. We historically sold a portion of the retail contracts we originated and retained the right to service and earn a servicing fee for our servicing functions. Ally Servicing LLC, a wholly owned subsidiary, performs most servicing activities for U.S. retail contracts and consumer automobile leases.
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
Our U.S. customers have the option to receive monthly billing statements to remit payment by mail or through electronic fund transfers, or to establish online web-based account administration through the Ally Account Center. Customer payments are processed by regional third-party processing centers that electronically transfer payment data to customers' accounts.
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
During the collection process, we may offer a payment extension to a customer experiencing temporary financial difficulty. A payment extension enables the customer to delay monthly payments for 30, 60, or 90 days, thereby deferring the maturity date of the contract by the period of delay. Extensions granted to a customer typically do not exceed 90 days in the aggregate during any 12-month period or 180 days in aggregate over the life of the contract. During the deferral period, we continue to accrue and collect interest on the loan as part of the deferral agreement. If the customer's financial difficulty is not temporary and management believes the customer could continue to make payments at a lower payment amount, we may offer to rewrite the remaining obligation, extending the term and lowering the monthly payment obligation. In those cases, the principal balance generally remains unchanged while the interest rate charged to the customer generally increases. Extension and rewrite collection techniques help mitigate financial loss in those cases where management believes the customer will recover from financial difficulty and resume regularly scheduled payments or can fulfill the obligation with lower payments over a longer period. Before offering an extension or rewrite, collection personnel evaluate and take into account the capacity of the customer to meet the revised payment terms. Generally, we do not consider extensions that fall within our policy guidelines to represent more than an insignificant delay in payment and, therefore, they are not considered Troubled Debt Restructurings. Although the granting of an extension could delay the eventual charge-off of an account, typically we are able to repossess and sell the related collateral, thereby mitigating the loss. As an indication of the effectiveness of our consumer credit practices, of the total amount outstanding in the U. S. traditional retail portfolio at December 31, 2008, only 11.0% of the extended or rewritten balances were subsequently charged off through December 31, 2011. A three-year period was utilized for this analysis as this approximates the weighted average remaining term of the portfolio. At December 31, 2011, 7.2% of the total amount outstanding in the servicing portfolio had been granted an extension or was rewritten.
Subject to legal considerations, in the United States we normally begin repossession activity once an account becomes greater than 60-days past due. Repossession may occur earlier if management determines the customer is unwilling to pay, the vehicle is in danger of being damaged or hidden, or the customer voluntarily surrenders the vehicle. Approved third-party repossession firms handle repossessions. Normally the customer is given a period of time to redeem the vehicle by paying off the account or bringing the account current. If the vehicle is not redeemed, it is sold at auction. If the proceeds do not cover the unpaid balance, including unpaid earned finance charges and allowable expenses, the resulting deficiency is charged off. Asset recovery centers pursue collections on accounts that have been charged off, including those accounts where the vehicle was repossessed, and skip accounts where the vehicle cannot be located.
At December 31, 2011 and 2010, our total consumer automotive serviced portfolio was $85.6 billion and $78.8 billion, respectively, compared to our consumer automotive on-balance sheet portfolio of $73.2 billion and $60.4 billion at December 31, 2011 and 2010, respectively. Refer to Note 12 to the Consolidated Financial Statements for further information regarding servicing activities.
Remarketing and Sales of Leased Vehicles
When we acquire a consumer lease, we assume ownership of the vehicle from the dealer. Neither the consumer nor the dealer is responsible for the value of the vehicle at the time of lease termination. When vehicles are not purchased by customers or the receiving dealer at scheduled lease termination, the vehicle is returned to us for remarketing through an auction. We generally bear the risk of loss to the extent the value of a leased vehicle upon remarketing is below the projected residual value determined at the time the lease contract is signed. Automotive manufacturers may share this risk with us for certain leased vehicles, as described previously under Manufacturer Marketing Incentives.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

The following table summarizes our methods of vehicle sales in the United States at lease termination stated as a percentage of total lease vehicle disposals.

Year ended December 31,	2011	2010	2009
Auction
Internet	61%	60%	57%
Physical	16%	18%	25%
Sale to dealer	12%	12%	11%
Other (including option exercised by lessee)	11%	10%	7%
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

Commercial Automotive Financing
Automotive Wholesale Dealer Financing
One of the most important aspects of our dealer relationships is supporting the sale of vehicles through wholesale or floorplan financing. We primarily support automotive finance purchases by dealers of new and used vehicles manufactured or distributed before sale or lease to the retail customer. Wholesale automotive financing represents the largest portion of our commercial financing business and is the primary source of funding for dealers' purchases of new and used vehicles. During 2011, we financed an average of $21.1 billion of new GM vehicles, representing a 79% share of GM's North American dealer inventory and a 78% share of GM's international dealer inventory in countries where GM operates and we had dealer inventory financing, excluding China. We also financed an average of $7.6 billion of new Chrysler vehicles representing a 65% share of Chrysler's North American dealer inventory. In addition, we financed an average of $2.2 billion of new non-GM/Chrysler vehicles and used vehicles of $3.4 billion.
On August 6, 2010, we entered into an agreement with Chrysler regarding automotive financing products and services for Chrysler dealers. The agreement replaced and superseded the legally binding term sheet that we entered into with Chrysler on April 30, 2009, which contemplated this definitive agreement. We are Chrysler's preferred provider of new wholesale financing for dealer inventory in the United States, Canada, Mexico, and other international markets upon the mutual agreement of the parties. We provide dealer financing and services to Chrysler dealers as we deem appropriate according to our credit policies and in our sole discretion. The agreement extends through April 30, 2013, with automatic one-year renewals unless either we or Chrysler provides sufficient notice of nonrenewal. As a result, our agreement with Chrysler will be automatically extended through April 30, 2014, unless Chrysler notifies us of nonrenewal on or before April 30, 2012, in which case, the agreement would expire on April 30, 2013.
Wholesale credit is arranged through lines of credit extended to individual dealers. In general, each wholesale credit line is secured by all vehicles and typically by other assets owned by the dealer or the operator's or owner's personal guarantee. As part of our floorplan financing arrangement, we typically require repurchase agreements with the automotive manufacturer to repurchase new vehicle inventory under certain circumstances. The amount we advance to dealers is equal to 100% of the wholesale invoice price of new vehicles, which includes destination and other miscellaneous charges, and with respect to vehicles manufactured by GM and other motor vehicle manufacturers, a price rebate, known as a holdback, from the manufacturer to the dealer in varying amounts stated as a percentage of the invoice price. Interest on wholesale automotive financing is generally payable monthly. Most wholesale automotive financing of our North American Automotive Finance operations is structured to yield interest at a floating rate indexed to the Prime Rate. The wholesale automotive financing of our International Automotive Finance operations is structured to yield interest at a floating rate indexed to benchmark rates specific to the relative country. The rate for a particular dealer is based on, among other things, competitive factors, the amount and status of the dealer's creditworthiness, and various incentive programs.
Under the terms of the credit agreement with the dealer, we may demand payment of interest and principal on wholesale credit lines at any time; however, unless we terminate the credit line or the dealer defaults or the risk and exposure warrant, we generally require payment of the principal amount financed for a vehicle upon its sale or lease by the dealer to the customer.
The commercial wholesale revenue of our Automotive Finance operations totaled $1.5 billion, $1.4 billion, and $1.2 billion in 2011, 2010, and 2009, respectively.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Commercial Wholesale Financing Volume
The following table summarizes the average balances of our commercial wholesale floorplan finance receivables of new and used vehicles and share of dealer inventory in markets where we operate.

	Average balance			% Share of dealer inventory
Year ended December 31, ($ in millions)	2011	2010	2009	2011	2010	2009
GM new vehicles
North America (a)	$15,810	$14,948	$17,107	79	84	84
International (excluding China) (b) (c)	3,969	3,437	3,659	78	82	91
China (b) (d)	1,287	1,075	573	81	81	80
Total GM new vehicles financed	21,066	19,460	21,339
Chrysler new vehicles
North America (a)	7,614	5,793	1,762	65	71	25
International	22	38	27
Total Chrysler new vehicles financed	7,636	5,831	1,789
Other non-GM / Chrysler new vehicles
North America	2,078	1,951	1,741
International (excluding China)	120	94	94
China (d)	—	—	5
Total other non-GM / Chrysler new vehicles financed	2,198	2,045	1,840
Used vehicles
North America	3,206	3,044	2,401
International (excluding China)	160	85	142
Total used vehicles financed	3,366	3,129	2,543
Total commercial wholesale finance receivables	$34,266	$30,465	$27,511

(a)	Share of dealer inventory based on a 13 month average of dealer inventory (excludes in-transit units).

(b)	Share of dealer inventory based on wholesale financing share of GM shipments.

(c)
Excludes commercial wholesale finance receivables and dealer inventory of discontinued and wind-down operations as well as dealer inventory for other countries in which GM operates and we had no commercial wholesale finance receivables.

(d)	Represents vehicles financed through our joint venture GMAC-SAIC. We own 40% of GMAC-SAIC alongside Shanghai Automotive Group Finance Company LTD and Shanghai General Motors Corporation LTD.
Commercial wholesale financing average volume increased during 2011, compared to 2010, primarily due to increasing global automotive sales and the corresponding increase in dealer inventories in virtually every market. North American GM and Chrysler wholesale penetration decreased for the year ended December 31, 2011, compared to 2010, due to increased competition in the wholesale financing marketplace.
Other Commercial Automotive Financing
We also provide other forms of commercial financing for the automotive industry including automotive dealer term loans and automotive fleet financing. Automotive dealer term loans are loans that we make to dealers to finance other aspects of the dealership business. These loans are typically secured by real estate, other dealership assets, and are personally guaranteed by the individual owners of the dealership. Automotive fleet financing may be obtained by dealers, their affiliates, and other companies and be used to purchase vehicles, which they lease or rent to others.
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
Dealers are assigned a risk rating based on various factors, including capital sufficiency, operating performance, financial outlook, and credit and payment history. The risk rating affects the amount of the line of credit, the determination of further advances, and the management of the account. We monitor the level of borrowing under each dealer's account daily. When a dealer's balance exceeds the credit line, we may temporarily suspend the granting of additional credit or increase the dealer's credit line or take other actions following evaluation and analysis of the dealer's financial condition and the cause of the excess.
We periodically inspect and verify the existence of dealer vehicle inventories. The timing of the verifications varies, and ordinarily no

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

advance notice is given to the dealer. Among other things, verifications are intended to determine dealer compliance with the financing agreement and confirm the status of our collateral.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Insurance
Results of Operations
The following table summarizes the operating results of our Insurance operations excluding discontinued operations for the periods shown. The amounts presented are before the elimination of balances and transactions with our other operating segments.

Year ended December 31, ($ in millions)	2011	2010	2009	Favorable/ (unfavorable) 2011-2010 % change	Favorable/ (unfavorable) 2010-2009 % change
Insurance premiums and other income
Insurance premiums and service revenue earned	$1,556	$1,721	$1,817	(10)	(5)
Investment income	252	444	255	(43)	74
Other income	59	75	72	(21)	4
Total insurance premiums and other income	1,867	2,240	2,144	(17)	4
Expense
Insurance losses and loss adjustment expenses	682	784	825	13	5
Acquisition and underwriting expense
Compensation and benefits expense	93	94	109	1	14
Insurance commissions expense	500	578	621	13	7
Other expenses	185	222	268	17	17
Total acquisition and underwriting expense	778	894	998	13	10
Total expense	1,460	1,678	1,823	13	8
Income from continuing operations before income tax expense	$407	$562	$321	(28)	75
Total assets	$8,036	$8,789	$10,614	(9)	(17)
Insurance premiums and service revenue written	$1,486	$1,460	$1,318	2	11
Combined ratio (a)	91.3%	94.1%	97.1%

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

2011 Compared to 2010
Our Insurance operations earned income from continuing operations before income tax expense of $407 million for the year ended December 31, 2011, compared to $562 million for the year ended December 31, 2010. The decrease was primarily attributable to lower realized investment gains.
Insurance premiums and service revenue earned was $1.6 billion for the year ended December 31, 2011, compared to $1.7 billion in 2010. The decrease was primarily due to the sale of certain international insurance operations during the fourth quarter of 2010 and lower earnings from our U.S. vehicle service contracts written between 2007 and 2009 due to lower domestic vehicle sales volume.
Investment income totaled $252 million for the year ended December 31, 2011, compared to $444 million in 2010. The decrease was primarily due to lower realized investment gains, as well as realizing other-than-temporary impairments of $11 million during 2011.
Insurance losses and loss adjustment expenses totaled $682 million for the year ended December 31, 2011, compared to $784 million in 2010. The decrease was primarily due to lower frequency and severity experienced at our international business and the sale of certain international insurance operations during the fourth quarter of 2010, which was partially offset by higher weather-related losses in the United States on our dealer inventory insurance products.
Acquisition and underwriting expense decreased 13% for the year ended December 31, 2011, compared to 2010. The decrease was primarily due to the sale of certain international insurance operations during the fourth quarter of 2010 and lower commission expense in our U.S. dealership-related products matching our decrease in earned premiums.
2010 Compared to 2009
Our Insurance operations earned income from continuing operations before income tax expense of $562 million for the year ended December 31, 2010, compared to $321 million for the year ended December 31, 2009. The increase was primarily due to higher realized investment gains driven by overall market improvement and reduced expenses.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Insurance premiums and service revenue earned was $1.7 billion for the year ended December 31, 2010, compared to $1.8 billion in 2009. Insurance premiums and service revenue earned decreased primarily due to lower earnings from our U.S. vehicle service contracts due to a decrease in domestic written premiums related to lower vehicle sales volume from 2007 to 2009. The decrease was partially offset by increased volume in our international operations.
Investment income totaled $444 million for the year ended December 31, 2010, compared to $255 million in 2009. The increase was primarily due to higher realized investment gains driven by market repositioning. During the year ended December 31, 2009, we realized other-than-temporary impairments of $55 million. The increase in investment income was also slightly offset by reductions in the average size of the investment portfolio throughout the year and a decrease in the average security investment yield. The fair value of the investment portfolio was $4.2 billion and $4.7 billion at December 31, 2010 and 2009, respectively.
Acquisition and underwriting expense decreased 10% for the year ended December 31, 2010, compared to 2009. The decrease was primarily due to lower expenses in our U.S. dealership-related products matching our decrease in earned premiums. The decrease was partially offset by increased expenses within our international operations to match the increase in earned premiums.
Premium and Service Revenue Written
The following table shows premium and service revenue written by insurance product.

Year ended December 31, ($ in millions)	2011	2010	2009
Vehicle service contracts
New retail	$375	$315	$281
Used retail	514	517	468
Reinsurance	(103)	(91)	(84)
Total vehicle service contracts	786	741	665
Wholesale	115	103	100
Other finance and insurance (a)	133	113	77
North American operations	1,034	957	842
International operations (b)	452	503	476
Total	$1,486	$1,460	$1,318

(a)	Other finance and insurance includes GAP coverage, excess wear and tear, other ancillary products, and wind-down.

(b)
International operations for the year ended December 31, 2010 and December 31, 2009 included $67 million and $126 million, respectively, of written premium from certain international insurance operations that were sold during the fourth quarter of 2010.

Insurance premiums and service revenue written was $1.5 billion, $1.5 billion, and $1.3 billion for the years ended December 31, 2011, 2010, and 2009, respectively. Vehicle service contract revenue is earned over the life of the service contract on a basis proportionate to the expected cost pattern. As such, the majority of earnings from vehicle service contracts written will be recognized as income in future periods. Insurance premiums and service revenue written increased each year primarily due to higher written premiums in our U.S. dealership-related products, particularly our vehicle service contract products.
Dealers who receive wholesale financing are eligible for wholesale insurance incentives, such as automatic eligibility and increase financial incentives within our rewards program.
Underwriting and Risk Management
In underwriting our vehicle service contracts and insurance policies, we assess the particular risk involved, including losses and loss adjustment expenses, and determine the acceptability of the risk as well as the categorization of the risk for appropriate pricing. We base our determination of the risk on various assumptions tailored to the respective insurance product. With respect to vehicle service contracts, assumptions include the quality of the vehicles produced, the price of replacement parts, repair labor rates in the future, and new model introductions.
In some instances, ceded reinsurance is used to reduce the risk associated with volatile businesses, such as catastrophe risk in U.S. dealer vehicle inventory insurance or smaller businesses, such as Canadian automobile insurance. Our commercial products business is covered by traditional catastrophe protection, aggregate stop loss protection, and an extension of catastrophe coverage for hurricane events. In addition, loss control techniques, such as hail nets or storm path monitoring to assist dealers in preparing for severe weather, help to mitigate loss potential.
We mitigate losses by the active management of claim settlement activities using experienced claims personnel and the evaluation of current period reported claims. Losses for these events may be compared to prior claims experience, expected claims, or loss expenses from similar incidents to assess the reasonableness of incurred losses.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

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
The following table summarizes the composition of our Insurance operations cash and investment portfolio at fair value.

December 31, ($ in millions)	2011	2010
Cash
Noninterest-bearing cash	$211	$28
Interest-bearing cash	629	1,168
Total cash	840	1,196
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	496	219
Foreign government	678	744
Mortgage-backed	590	826
Asset-backed	95	11
Corporate debt	1,491	1,559
Other debt	23	—
Total debt securities	3,373	3,359
Equity securities	1,054	796
Total available-for-sale securities	4,427	4,155
Total cash and securities	$5,267	$5,351
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

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Mortgage
Our Mortgage operations include the ResCap legal entity and the mortgage operations of Ally Bank. Results from continuing operations for our Mortgage operations are presented by reportable segment, which includes our Origination and Servicing operations and our Legacy Portfolio and Other operations.
Origination and Servicing Operations
Results of Operations
The following table summarizes the operating results for our Origination and Servicing operations for the periods shown. Our Origination and Servicing operations principal activities include originating, purchasing, selling, and securitizing conforming and government-insured residential mortgage loans in the United States; servicing residential mortgage loans for ourselves and others; and providing collateralized lines of credit to other mortgage originators, which we refer to as warehouse lending. We also originate high-quality prime jumbo mortgage loans in the United States. We finance our mortgage loan originations primarily in Ally Bank.

Year ended December 31, ($ in millions)	2011	2010	2009	Favorable/ (unfavorable) 2011-2010 % change	Favorable/ (unfavorable) 2010-2009 % change
Net financing (loss) revenue
Total financing revenue and other interest income	$414	$448	$387	(8)	16
Interest expense	439	413	369	(6)	(12)
Net financing (loss) revenue	(25)	35	18	(171)	94
Servicing fees	1,203	1,270	1,240	(5)	2
Servicing asset valuation and hedge activities, net	(789)	(394)	(1,113)	(100)	65
Total servicing income, net	414	876	127	(53)	n/m
Gain on mortgage loans, net	297	607	695	(51)	(13)
Other income, net of losses	247	255	136	(3)	88
Total other revenue	958	1,738	958	(45)	81
Total net revenue	933	1,773	976	(47)	82
Provision for loan losses	1	(29)	41	(103)	171
Noninterest expense
Compensation and benefits expense	273	249	265	(10)	6
Representation and warranty expense	—	(22)	32	(100)	169
Other operating expenses	1,006	655	595	(54)	(10)
Total noninterest expense	1,279	882	892	(45)	1
(Loss) income before income tax expense	$(347)	$920	$43	(138)	n/m
Total assets	$23,016	$23,681	$17,914	(3)	32
n/m = not meaningful
2011 Compared to 2010
Our Origination and Servicing operations incurred a loss before income tax expense of $347 million for the year ended December 31, 2011, compared to income before income tax expense of $920 million for the year ended December 31, 2010. The decrease was primarily driven by unfavorable servicing asset valuation, net of hedge, lower net gains on the sale of mortgage loans, and a $230 million expense related to penalties imposed by certain regulators and other governmental agencies in connection with mortgage foreclosure-related matters.
Net financing loss was $25 million for the year ended December 31, 2011, compared to net financing revenue of $35 million in 2010. The loss was primarily due to higher funding costs and slightly unfavorable net financing revenue on Ginnie Mae repurchases.
Total servicing income, net was $414 million for the year ended December 31, 2011, compared to $876 million in 2010. The decrease was primarily due to a drop in interest rates and increased market volatility compared to favorable valuation adjustments in 2010. Additionally, 2011 includes a valuation adjustment that estimates the impact of higher servicing costs related to enhanced foreclosure procedures, establishment of single point of contact, and other processes to comply with the Consent Order.
The net gain on mortgage loans was $297 million for the year ended December 31, 2011, compared to $607 million in 2010. The decrease during 2011 was primarily due to lower margins and production.
Total noninterest expense increased 45% for the year ended December 31, 2011, compared to 2010. The increase was primarily due to a $230 million expense related to penalties imposed by certain regulators and other governmental agencies in connection with mortgage

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

foreclosure-related matters, higher loan processing and underwriting fees, and an increase in compensation and benefits expense due to an increase in headcount related to expansion activities in our broker, retail, and servicing operations.
2010 Compared to 2009
Our Origination and Servicing operations earned income before income tax expense of $920 million for the year ended December 31, 2010, compared to $43 million for the year ended December 31, 2009. The 2010 results were primarily driven by strong production and margins as a result of increased refinancings, higher net servicing income, lower provision for loan losses, and lower noninterest expense.
Net financing revenue was $35 million for the year ended December 31, 2010, compared to $18 million in 2009. During 2010, net financing revenue was favorably impacted by an increase in interest income primarily due to an increase in the average balance driven by an increase in our jumbo mortgage loan originations, which we resumed originating in the middle part of 2009, and a larger average loans held-for-sale portfolio due to an increase in production. Partially offsetting the increase was higher interest expense driven primarily by higher borrowings due to increased production and higher cost of funds.
Total servicing income, net was $876 million for the year ended December 31, 2010, compared to $127 million in 2009. The increase was primarily due to projected cash flow improvements related to slower prepayment speeds as well as higher HAMP loss mitigation incentive fees compared to prior year unfavorable hedge performance with respect to mortgage servicing rights.
The net gain on mortgage loans was $607 million for the year ended December 31, 2010, compared to $695 million in 2009. The decrease was primarily due to unfavorable mark-to-market movement on the mortgage pipeline and a favorable mark-to-market taken in 2009 on released lower-of-cost or market adjustments related to implementation of fair value accounting on the held-for-sale portfolio.
Other income, net of losses, increased 88% for the year ended December 31, 2010, compared to 2009, primarily due to favorable mortgage processing fees related to the absence of loan origination income deferral in 2010 due to the fair value option election for our held-for-sale loans during the third quarter of 2009.
Total noninterest expense decreased 1% for the year ended December 31, 2010, compared to 2009. The decrease was primarily driven by lower representation and warranty expense, a decrease in compensation and benefits expense related to lower headcount, and a decrease in professional services expense.

Management's Discussion and Analysis
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

Year ended December 31, ($ in millions)	2011	2010	2009	Favorable/ (unfavorable) 2011-2010 % change	Favorable/ (unfavorable) 2010-2009 % change
Net financing revenue
Total financing revenue and other interest income	$734	$1,263	$1,491	(42)	(15)
Interest expense	450	658	859	32	23
Net financing revenue	284	605	632	(53)	(4)
Servicing fees	(5)	(8)	(10)	38	20
Servicing asset valuation and hedge activities, net	—	—	9	—	(100)
Total servicing income, net	(5)	(8)	(1)	38	n/m
Gain (loss) on mortgage loans, net	97	383	(40)	(75)	n/m
Gain on extinguishment of debt	—	—	4	—	(100)
Other income, net of losses	(90)	(115)	(647)	22	82
Total other revenue (expense)	2	260	(684)	(99)	138
Total net revenue (expense)	286	865	(52)	(67)	n/m
Provision for loan losses	149	173	4,230	14	96
Noninterest expense
Compensation and benefits expense	127	77	120	(65)	36
Representation and warranty expense	324	692	1,453	53	52
Other operating expenses	88	190	450	54	58
Total noninterest expense	539	959	2,023	44	53
Loss from continuing operations before income tax expense	$(402)	$(267)	$(6,305)	(51)	96
Total assets	$10,890	$13,105	$20,980	(17)	(38)
n/m = not meaningful
2011 Compared to 2010
Our Legacy Portfolio and Other operations incurred a loss from continuing operations before income tax expense of $402 million for the year ended December 31, 2011, compared to a loss from continuing operations before income tax expense of $267 million for the year ended December 31, 2010. The increase in the loss during 2011 was primarily due to lower financing revenue related to a decrease in asset levels and a lower net gain on the sale of mortgage loans, partially offset by lower representation and warranty expense.
Net financing revenue was $284 million for the year ended December 31, 2011, compared to $605 million in 2010. The decrease was driven by lower financing revenue and other interest income due primarily to a decline in average asset levels due to loan sales, the deconsolidation of previously on-balance sheet securitizations, and portfolio runoff. The decrease was partially offset by lower interest expense related to a reduction in average borrowings commensurate with a smaller asset base.
The net gain on mortgage loans was $97 million for the year ended December 31, 2011, compared to $383 million in 2010. The decrease during 2011 was primarily due to lower whole-loan sales, lower gains on mortgage loan resolutions, and the absence of the 2010 gain on the deconsolidation of an on-balance sheet securitization. Refer to Note 11 to the Consolidated Financial Statements for information on the deconsolidation.
The provision for loan losses was $149 million for the year ended December 31, 2011, compared to $173 million in 2010. The decrease in the provision reflected improved credit performance and liquidation of the legacy mortgage portfolio.
Total noninterest expense decreased 44% for the year ended December 31, 2011, compared to 2010. The decrease was primarily driven

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

by lower representation and warranty expense in 2011 as 2010 included a significant increase in expense to cover anticipated repurchase requests and settlements with key counterparties.
2010 Compared to 2009
Our Legacy Portfolio and Other operations incurred a loss from continuing operations before income tax expense of $267 million for the year ended December 31, 2010, compared to $6.3 billion for the year ended December 31, 2009. The 2010 results from continuing operations were primarily driven by the stabilization of our loan portfolio resulting in a decrease in provision for loan losses, lower representation and warranty expense, and gains on the sale of domestic legacy assets.
Net financing revenue was $605 million for the year ended December 31, 2010, compared to $632 million in 2009. The decrease was driven by lower financing revenue and other interest income due primarily to a decline in average asset levels due to loan sales, on-balance deconsolidations, and portfolio runoff. The decrease was partially offset by lower interest expense related to a reduction in average borrowings commensurate with a smaller asset base.
The net gain on mortgage loans was $383 million for the year ended December 31, 2010, compared to a loss of $40 million in 2009. The increase was primarily due to higher gains on loan sales in 2010 compared to 2009, higher gains on loan resolutions in 2010, and the recognition of a gain on the deconsolidation of an on-balance sheet securitization. Refer to Note 11 to the Consolidated Financial Statements for information on the deconsolidation.
Other income, net of losses, was a loss of $115 million for the year ended December 31, 2010, compared to a loss of $647 million in 2009. The improvement from 2009 was primarily related to the recognition of gains on the sale of foreclosed real estate in 2010 compared to losses and impairments in 2009 and impairments and higher losses on trading securities in 2009. Additionally, during the year ended December 31, 2009, we recognized significant impairments on equity investments, lot option projects, and model homes.
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
Loan Production
U.S. Mortgage Loan Production Channels
We have three primary channels for residential mortgage loan production: the purchase of loans in the secondary market (primarily from Ally Bank correspondent lenders), the origination of loans through our direct-lending network, and the origination of loans through our mortgage brokerage network.

•
Correspondent lender and secondary market purchases — Loans purchased from correspondent lenders are originated or purchased by the correspondent lenders and subsequently sold to us. All of the purchases from correspondent lenders are conducted through Ally Bank. We qualify and approve any correspondent lenders who participate in the loan purchase programs.

•
Direct-lending network — Our direct-lending network consists of internet (including through the ditech.com brand) and telephone-based call center operations as well as our retail network. Virtually all of the residential mortgage loans of this channel are brokered to Ally Bank.

•
Mortgage brokerage network — Residential mortgage loans originated through mortgage brokers. We review and underwrite the application submitted by the mortgage broker, approve or deny the application, set the interest rate and other terms of the loan and, upon acceptance by the borrower and the satisfaction of all conditions required by us, fund the loan through Ally Bank. We qualify and approve all mortgage brokers who generate mortgage loans and continually monitor their performance.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

The following table summarizes domestic consumer mortgage loan production by channel for our Origination and Servicing operations.

	2011		2010		2009
Year ended December 31, ($ in millions)	Number of loans	Dollar amount of loans	Number of loans	Dollar amount of loans	Number of loans	Dollar amount of loans
Correspondent lender and secondary market purchases	196,964	$45,349	263,963	$61,465	260,772	$56,042
Direct lending	37,743	7,414	36,064	7,586	42,190	8,524
Mortgage brokers	12,018	3,495	2,035	491	607	165
Total U.S. production	246,725	$56,258	302,062	$69,542	303,569	$64,731
The following table summarizes the composition of our domestic consumer mortgage loan production for our Origination and Servicing operations.

	2011		2010		2009
Year ended December 31, ($ in millions)	Number of loans	Dollar amount of loans	Number of loans	Dollar amount of loans	Number of loans	Dollar amount of loans
Ally Bank	245,849	$56,130	300,738	$69,320	299,302	$64,001
ResCap	876	128	1,324	222	4,267	730
Total U.S. production	246,725	$56,258	302,062	$69,542	303,569	$64,731
Mortgage Loan Production by Type
Consistent with our focus on GSE loan products, we primarily originate prime conforming and government-insured residential mortgage loans. We define prime as mortgage loans with a FICO score of 660 and above. In addition, we originate and purchase high-quality nonconforming jumbo loans, mostly from correspondent lenders, for the Ally Bank held-for-investment portfolio. Our mortgage loans are categorized as follows.

•
Prime conforming mortgage loans — Prime credit quality first-lien mortgage loans secured by 1-4 family residential properties that meet or conform to the underwriting standards established by the GSEs for inclusion in their guaranteed mortgage securities programs.

•
Prime nonconforming mortgage loans — Prime credit quality first-lien mortgage loans secured by 1-4 family residential properties that either (1) do not conform to the underwriting standards established by the GSEs because they had original principal amounts exceeding GSE limits, which are commonly referred to as jumbo mortgage loans, or (2) have alternative documentation requirements and property or credit-related features (e.g., higher loan-to-value or debt-to-income ratios) but are otherwise considered prime credit quality due to other compensating factors.

•
Prime second-lien mortgage loans — Open- and closed-end mortgage loans secured by a second or more junior-lien on single-family residences, which include home equity mortgage loans and lines of credit. We ceased originating prime second-lien mortgage loans during 2008.

•	Government mortgage loans — First-lien mortgage loans secured by 1-4 family residential properties that are insured by the Federal Housing Administration or guaranteed by the Veterans Administration.

•
Nonprime mortgage loans — First-lien and certain junior-lien mortgage loans secured by single-family residences made to individuals with credit profiles that do not qualify for a prime loan, have credit-related features that fall outside the parameters of traditional prime mortgage products, or have performance characteristics that otherwise exposes us to comparatively higher risk of loss. Nonprime includes mortgage loans the industry characterizes as “subprime,” as well as high combined loan-to-value second-lien loans that fell out of our standard loan programs due to noncompliance with one or more criteria. We ceased originating nonprime mortgage loans during 2007.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

The following table summarizes consumer mortgage loan production by type for our Origination and Servicing operations.

	2011		2010		2009
Year ended December 31, ($ in millions)	Number of loans	Dollar amount of loans	Number of loans	Dollar amount of loans	Number of loans	Dollar amount of loans
Prime conforming	209,031	$47,511	228,936	$53,721	164,780	$37,651
Prime nonconforming	2,008	1,679	1,837	1,548	1,236	992
Prime second-lien	—	—	—	—	3	1
Government	35,686	7,068	71,289	14,273	137,550	26,087
Nonprime	—	—	—	—	—	—
Total U.S. production	246,725	$56,258	302,062	$69,542	303,569	$64,731
U.S. Warehouse Lending
We are a provider of warehouse-lending facilities to correspondent lenders and other mortgage originators in the United States. These facilities enable lenders and originators to finance residential mortgage loans until they are sold in the secondary mortgage loan market. We provide warehouse-lending facilities principally for prime conforming and government mortgage loans. We have continued to refine our warehouse-lending portfolio, offering such lending only to current Ally Bank correspondent clients. Advances under warehouse-lending facilities are collateralized by the underlying mortgage loans and bear interest at variable rates. At December 31, 2011, we had total warehouse line of credit commitments of $2.8 billion, against which we had $1.9 billion of advances outstanding. We also have $24 million of warehouse-lending receivables outstanding related to other offerings at December 31, 2011. We purchased approximately 35% of the mortgage loans financed by our warehouse-lending facilities in 2011.
Loans Outstanding
Consumer mortgage loans held-for-sale for our Origination and Servicing operations were as follows.

December 31, ($ in millions)	2011	2010
Prime conforming	$3,034	$5,585
Prime nonconforming	—	—
Prime second-lien	—	—
Government (a)	3,274	3,434
Nonprime	—	—
International	—	—
Total	6,308	9,019
Net premiums	80	132
Fair value option election adjustment	87	(61)
Lower-of-cost or fair value adjustment	(5)	(2)
Total, net	$6,470	$9,088

(a)
Includes loans subject to conditional repurchase options of $2.3 billion and $2.3 billion sold to Ginnie Mae-guaranteed securitizations at December 31, 2011 and 2010, respectively. The corresponding liability is recorded in accrued expenses and other liabilities on the Consolidated Balance Sheet.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Consumer mortgage loans held-for-investment for our Origination and Servicing operations were as follows.

December 31, ($ in millions)	2011	2010
Prime conforming	$—	$—
Prime nonconforming	2,815	2,068
Prime second-lien	—	—
Government	—	—
Nonprime	—	—
International	—	—
Total	2,815	2,068
Net premiums	20	11
Fair value option election adjustment	—	—
Allowance for loan losses	(16)	(13)
Total, net	$2,819	$2,066
Consumer mortgage loans held-for-sale for our Legacy Portfolio and Other operations were as follows.

December 31, ($ in millions)	2011	2010
Prime conforming	$311	$336
Prime nonconforming	571	674
Prime second-lien	545	634
Government	20	18
Nonprime	561	637
International	17	364
Total (a)	2,025	2,663
Net discounts	(301)	(293)
Fair value option election adjustment	(27)	(1)
Lower-of-cost or fair value adjustment	(55)	(46)
Total, net (b)	$1,642	$2,323

(a)
Includes unpaid principal balance write-downs of $1.5 billion and $1.8 billion at December 31, 2011 and 2010, respectively. The amounts are for write-downs taken upon the transfer of mortgage loans from held-for-investment to held-for-sale during the fourth quarter of 2009 and charge-offs taken in accordance with our charge-off policy.

(b)
Includes loans subject to conditional repurchase options of $106 million and $146 million sold to off-balance sheet private-label securitizations at December 31, 2011 and 2010, respectively. The corresponding liability is recorded in accrued expenses and other liabilities on the Consolidated Balance Sheet.

Consumer mortgage loans held-for-investment for our Legacy Portfolio and Other operations were as follows.

December 31, ($ in millions)	2011	2010
Prime conforming	$278	$323
Prime nonconforming	5,254	6,059
Prime second-lien	2,200	2,642
Government	—	—
Nonprime	1,349	1,583
International	422	862
Total	9,503	11,469
Net premiums	18	26
Fair value option election adjustment	(1,601)	(1,890)
Allowance for loan losses	(479)	(543)
Total, net (a)	$7,441	$9,062

(a)
At December 31, 2011 and 2010, the carrying value of mortgage loans held-for-investment relating to securitization transactions accounted for as on-balance sheet securitizations and pledged as collateral totaled $837 million and $1.0 billion, respectively. The investors in these on-balance sheet securitizations have no recourse to our other assets beyond the loans pledged as collateral other than market customary representation and warranty provisions.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Mortgage Loan Servicing
While we sell most of the residential mortgage loans we originate or purchase, we generally retain the rights to service these loans. The retained mortgage servicing rights consist of primary and master-servicing rights. When we act as primary servicer, we collect and remit mortgage loan payments, respond to borrower inquiries, account for principal and interest, hold custodial and escrow funds for payment of property taxes and insurance premiums, counsel or otherwise work with delinquent borrowers, supervise foreclosures and property dispositions, and generally administer the loans. When we act as master servicer, we collect mortgage loan payments from primary servicers and distribute those funds to investors in mortgage-backed and mortgage-related asset-backed securities and whole-loan packages. Key services in this regard include loan accounting, claims administration, oversight of primary servicers, loss mitigation, bond administration, cash flow waterfall calculations, investor reporting, and tax-reporting compliance. In return for performing primary and master-servicing functions, we receive servicing fees equal to a specified percentage of the outstanding principal balance of the loans being serviced and may also be entitled to other forms of servicing compensation, such as late payment fees or prepayment penalties. Servicing compensation also includes interest income or the float earned on collections that are deposited in various custodial accounts between their receipt and the scheduled/contractual distribution of the funds to investors. Refer to Note 12 to the Consolidated Financial Statements for additional information.
The value of mortgage servicing rights is sensitive to changes in interest rates and other factors. We have developed and implemented an economic hedge program to, among other things, mitigate the overall risk of loss due to a change in the fair value of our mortgage servicing rights. Accordingly, we hedge the change in the total fair value of our mortgage servicing rights. The effectiveness of this economic hedging program may have a material effect on the results of operations. Refer to the Critical Accounting Estimates section of this MD&A and Note 24 to the Consolidated Financial Statements for further discussion.
The following table summarizes our primary consumer mortgage loan-servicing portfolio by product category.

December 31, ($ in millions)	2011	2010	2009
U.S. primary servicing portfolio
Prime conforming	$226,239	$220,762	$210,914
Prime nonconforming	47,767	52,643	58,103
Prime second-lien	6,871	10,851	14,729
Government	49,027	48,550	40,230
Nonprime	20,753	22,874	25,837
International primary servicing portfolio	5,773	5,087	25,941
Total primary servicing portfolio (a)	$356,430	$360,767	$375,754

(a)	Excludes loans for which we acted as a subservicer. Subserviced loans totaled $26.4 billion, $24.2 billion, and $28.7 billion at December 31, 2011, 2010, and 2009, respectively.
Mortgage Foreclosure Matters
Refer to Note 31 to the Consolidated Financial Statements for information related to these matters.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Corporate and Other
The following table summarizes the activities of Corporate and Other excluding discontinued operations for the periods shown. Corporate and Other primarily consists of our centralized corporate treasury and deposit gathering activities, such as management of the cash and corporate investment securities portfolios, short- and long-term debt, retail and brokered deposit liabilities, derivative instruments, the amortization of the discount associated with new debt issuances and bond exchanges, most notably from the December 2008 bond exchange, and the residual impacts of our corporate funds-transfer pricing and treasury ALM activities. Corporate and Other also includes our Commercial Finance Group, certain equity investments, and reclassifications and eliminations between the reportable operating segments.

Year ended December 31, ($ in millions)	2011	2010	2009	Favorable/ (unfavorable) 2011-2010 % change	Favorable/ (unfavorable) 2010-2009 % change
Net financing loss
Total financing revenue and other interest income	$138	$165	$(78)	(16)	n/m
Interest expense
Original issue discount amortization	925	1,204	1,143	23	(5)
Other interest expense	907	1,060	1,239	14	14
Total interest expense	1,832	2,264	2,382	19	5
Net financing loss	(1,694)	(2,099)	(2,460)	19	15
Other revenue
(Loss) gain on extinguishment of debt	(64)	(123)	661	48	(119)
Other gain on investments, net	119	146	85	(18)	72
Other income, net of losses	135	(65)	194	n/m	(134)
Total other revenue (expense)	190	(42)	940	n/m	(104)
Total net expense	(1,504)	(2,141)	(1,520)	30	(41)
Provision for loan losses	(89)	(42)	491	112	109
Noninterest expense
Compensation and benefits expense	475	614	405	23	(52)
Other operating expense	17	(88)	74	(119)	n/m
Total noninterest expense	492	526	479	6	(10)
Loss from continuing operations before income tax expense	$(1,907)	$(2,625)	$(2,490)	27	(5)
Total assets	$29,641	$28,561	$32,714	4	(13)
n/m = not meaningful
The following table summarizes the components of net financing losses for Corporate and Other.

At and for the year ended December 31, ($ in millions)	2011	2010	2009
Original issue discount amortization
2008 bond exchange amortization	$(886)	$(1,158)	$(1,108)
Other debt issuance discount amortization	(39)	(46)	(35)
Total original issue discount amortization (a)	(925)	(1,204)	(1,143)
Net impact of the funds transfer pricing methodology
Cost of liquidity	(708)	(617)	(655)
Funds-transfer pricing / cost of funds mismatch	(342)	(391)	(672)
Benefit (cost) of net non-earning assets	186	8	(110)
Total net impact of the funds transfer pricing methodology	(864)	(1,000)	(1,437)
Other (including Commercial Finance Group net financing revenue)	95	105	120
Total net financing losses for Corporate and Other	$(1,694)	$(2,099)	$(2,460)
Outstanding original issue discount balance	$2,194	$3,169	$4,373

(a)	Amortization is included as interest on long-term debt in the Consolidated Statement of Income.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

The following table presents the scheduled amortization of the original issue discount.

Year ended December 31, ($ in millions)	2012	2013	2014	2015	2016	2017 and thereafter (a)	Total
Original issue discount
Outstanding balance	$1,844	$1,581	$1,391	$1,334	$1,272	$—
Total amortization (b)	350	263	190	57	62	1,272	$2,194
2008 bond exchange amortization (c)	320	241	166	43	53	1,125	1,948

(a)	The maximum annual scheduled amortization for any individual year is $158 million in 2030 of which $152 million is related to 2008 bond exchange amortization.

(b)	The amortization is included as interest on long-term debt in the Consolidated Statement of Income.

(c)	2008 bond exchange amortization is included in total amortization.
2011 Compared to 2010
Loss from continuing operations before income tax expense for Corporate and Other was $1.9 billion for the year ended December 31, 2011, compared to $2.6 billion for the year ended December 31, 2010. Corporate and Other's loss from continuing operations before income tax expense for both periods is driven by net financing losses, which primarily represents original issue discount amortization expense and the net impact of our FTP methodology, which includes the unallocated cost of maintaining our liquidity and investment portfolios and other unassigned funding costs and unassigned equity.
The improvement in the loss from continuing operations before income tax expense for the year ended December 31, 2011, was primarily due to a decrease in original issue discount amortization expense related to bond maturities and normal monthly amortization and favorable net impact of the FTP methodology. The net FTP methodology improvement was primarily the result of favorable unallocated interest costs due to lower non-earning assets and unamortized original issue discount balance. Additionally, 2011 was favorably impacted by a $121 million gain on the early settlement of a loss holdback provision related to certain historical automotive whole-loan forward flow agreements, a reduction in debt fees driven by the restructuring of our secured facilities and the termination of our automotive forward flow agreements, and by a lower loss on the extinguishment of certain Ally debt (which included accelerated amortization of original issue discount of $50 million for the year ended December 31, 2011, compared to $101 million in 2010).
Corporate and Other also includes the results of our Commercial Finance Group. Our Commercial Finance Group earned income from continuing operations before income tax expense of $186 million for the year ended December 31, 2011, compared to $177 million for the year ended December 31, 2010. The increase was primarily due to improved efficiencies, continued improvement in portfolio credit quality, and recoveries on previously charged-off accounts. This increase was partially offset by lower commercial revenue primarily due to lower asset levels.
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

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Cash and Securities
The following table summarizes the composition of the cash and securities portfolio held at fair value by Corporate and Other.

December 31, ($ in millions)	2011	2010
Cash
Noninterest-bearing cash	$1,768	$1,637
Interest-bearing cash	9,781	7,964
Total cash	11,549	9,601
Trading assets
U.S. Treasury	—	75
Mortgage-backed	589	25
Asset-backed	—	93
Total trading assets	589	193
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	1,051	3,097
States and political subdivisions	1	2
Foreign government	106	499
Mortgage-backed	6,722	4,973
Asset-backed	2,520	1,936
Corporate debt	—	—
Other debt (a)	305	151
Total debt securities	10,705	10,658
Equity securities	4	—
Total available-for-sale securities	10,709	10,658
Total cash and securities	$22,847	$20,452

(a)	Includes intersegment eliminations.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Risk Management
Managing the risk to reward trade-off is a fundamental component of operating our businesses. Our risk management process is overseen by the Ally Board of Directors (the Board), various risk committees, and the executive leadership team. The Board sets the risk appetite across our company while the risk committees and executive leadership team identify and monitor potential risks and manage the risk to be within our risk appetite. Ally's primary risks include credit, market, lease residual, operational, liquidity, country and legal and compliance risk.

•	Credit risk — The risk of loss arising from a borrower not meeting its financial obligations to our firm.

•
Market risk — The risk of loss arising from changes in the fair value of our assets or liabilities (including derivatives) caused by movements in market variables, such as interest rates, foreign-exchange rates, and equity and commodity prices.

•
Lease Residual risk— The risk of loss arising from the possibility that the actual proceeds realized upon the sale of returned vehicles will be lower than the projection of the values used in establishing the pricing at lease inception.

•	Operational risk — The risk of loss arising from inadequate or failed processes or systems, human factors, or external events.

•
Liquidity risk — The risk that our financial condition or overall safety and soundness is adversely affected by an inability, or perceived inability, to meet our financial obligations, and to withstand unforeseen liquidity stress events (see Liquidity Management, Funding, and Regulatory Capital discussion within this MD&A).

•	Country risk — The risk that economic, social and political conditions, and events in foreign countries will adversely affect our financial interests.

•
Legal and compliance risk — The risk of legal or regulatory sanctions, financial loss, or damage to reputation resulting from failure to comply with laws, regulations, rules, other regulatory requirements, or codes of conduct and other standards of self-regulatory organizations.

While risk oversight is ultimately the responsibility of the Board, our governance structure starts within each line of business where committees are established to oversee risk in their respective areas. The lines of business are responsible for executing on risk strategies, policies, and controls that are compliant with global risk management policies and with applicable laws and regulations. The line of business risk committees, which report up to the Risk and Compliance Committee, a subcommittee of the Board, monitor the performance within each portfolio and determine whether to amend any risk practices based upon portfolio trends.
In addition, the Global Risk Management and Compliance organizations are accountable for independently monitoring, measuring, and reporting on our various risks. They are also responsible for monitoring that our risks remain within the tolerances established by the Board, developing and maintaining policies, and implementing risk management methodologies.
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
In addition, our Global Loan Review Group provides an independent assessment of the quality of Ally's credit risk portfolios and credit risk management practices. This group reports its findings directly to the Risk and Compliance Committee. The findings of this group help to strengthen our risk management practices and processes throughout the organization.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Loan and Lease Exposure
The following table summarizes the exposures from our loan and lease activities.

December 31, ($ in millions)	2011	2010
Finance receivables and loans
Global Automotive Services	$100,734	$86,888
Mortgage operations	12,753	13,423
Corporate and Other	1,268	2,102
Total finance receivables and loans	114,755	102,413
Held-for-sale loans
Global Automotive Services	425	—
Mortgage operations	8,112	11,411
Corporate and Other	20	—
Total held-for-sale loans	8,557	11,411
Total on-balance sheet loans	$123,312	$113,824
Off-balance sheet securitized loans
Global Automotive Services	$—	$—
Mortgage operations	326,975	326,830
Corporate and Other	—	—
Total off-balance sheet securitized loans	$326,975	$326,830
Operating lease assets
Global Automotive Services	$9,275	$9,128
Mortgage operations	—	—
Corporate and Other	—	—
Total operating lease assets	$9,275	$9,128
Serviced loans and leases
Global Automotive Services	$122,881	$114,379
Mortgage operations (a)	356,430	360,767
Corporate and Other	1,762	2,448
Total serviced loans and leases	$481,073	$477,594

(a)	Includes primary mortgage loan-servicing portfolio only.
The risks inherent in our loan and lease exposures are largely driven by changes in the overall economy, used vehicle pricing, unemployment levels, and its impact to our borrowers. The potential financial statement impact of these exposures varies depending on the accounting classification and future expected disposition strategy. We retain the majority of our automobile loans as they complement our core business model. We primarily originate mortgage loans with the intent to sell them and, as such, retain only a small percentage of the loans that we originate or purchase. Loans that we do not intend to retain are sold to investors, primarily securitizations guaranteed by GSEs. However, we may retain an interest or right to service these loans. We ultimately manage the associated risks based on the underlying economics of the exposure.

•
Finance receivables and loans — Loans that we have the intent and ability to hold for the foreseeable future or until maturity or loans associated with an on-balance sheet securitization classified as secured financing. These loans are recorded at the principal amount outstanding, net of unearned income and premiums and discounts. Probable credit-related losses inherent in our finance receivables and loans carried at historical cost are reflected in our allowance for loan losses and recognized in current period earnings. We manage the economic risks of these exposures, including credit risk, by adjusting underwriting standards and risk limits, augmenting our servicing and collection activities (including loan modifications and restructurings), and optimizing our product and geographic concentrations. Additionally, we have elected to carry certain mortgage loans at fair value. Changes in the fair value of these loans are recognized in a valuation allowance separate from the allowance for loan losses and are reflected in current period earnings. We use market-based instruments, such as derivatives, to hedge changes in the fair value of these loans. Refer to the Critical Accounting Estimates discussion within this MD&A and Note 1 to the Consolidated Financial Statements for further information.

•
Held-for-sale loans — Loans that we have the intent to sell. These loans are recorded on our balance sheet at the lower of cost or estimated fair value and are evaluated by portfolio and product type. Changes in the recorded value are recognized in a valuation allowance and reflected in current period earnings. We manage the economic risks of these exposures, including market and credit

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

risks, in various ways including the use of market-based instruments such as derivatives. Refer to the Critical Accounting Estimates discussion within this MD&A and Note 1 to the Consolidated Financial Statements for further information.

•
Off-balance sheet securitized loans — Loans that we transferred off-balance sheet to nonconsolidated variable interest entities. We primarily report this exposure as cash, servicing rights, or retain interests (if applicable). Similar to finance receivables and loans, we manage the economic risks of these exposures, including credit risk, through activities including servicing and collections. Refer to the Critical Accounting Estimates discussion within this MD&A and Note 1 to the Consolidated Financial Statements for further information.

•
Operating lease assets — The net book value of the automobile assets we leased are based on the expected residual value upon remarketing the vehicle at the end of the lease. An impairment to the carrying value of the assets may be deemed necessary if there is an unfavorable and unrecoverable change in the value of the recorded asset. We are exposed to fluctuations in the expected residual value upon remarketing the vehicle at the end of the lease, and as such, we manage the risks of these exposures at inception by setting minimum lease standards for projected residual values. A valuation allowance is recorded directly against the lease rent receivable balance which is a component of Other Assets. Refer to the Critical Accounting Estimates discussion within this MD&A and Note 1 to the Consolidated Financial Statements for further information.

•
Serviced loans and leases —Loans that we service on behalf of our customers or another financial institution. As such, these loans can be on or off our balance sheet. For our mortgage servicing rights, we record an asset or liability (at fair value) based on whether the expected servicing benefits will exceed the expected servicing costs. Changes in the fair value of the mortgage servicing rights are recognized in current period earnings. We also service consumer automobile loans. We do not record servicing rights assets or liabilities for these loans because we either receive a fee that adequately compensates us for the servicing costs or because the loan is of a short-term revolving nature. We manage the economic risks of these exposures, including market and credit risks, through market-based instruments such as derivatives and securities. Refer to the Critical Accounting Estimates discussion within this MD&A and Note 1 to the Consolidated Financial Statements for further information.

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
We manage credit risk based on the risk profile of the borrower, the source of repayment, the underlying collateral, and current market conditions. Our business is primarily focused on consumer automobile loans and leases and mortgage loans in addition to automobile-related commercial lending. We monitor the credit risk profile of individual borrowers and the aggregate portfolio of borrowers either within a designated geographic region or a particular product or industry segment. To mitigate risk concentrations, we may take part in loan sales and syndications.
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
During 2011, the United States financial markets experienced some improvement; however, high unemployment and the distress in the housing market persisted, creating uncertainty for the financial services sector as a whole. During the financial crisis, we saw both the housing and vehicle markets significantly decline, affecting the credit quality for both our consumer and commercial portfolios. However, we have seen signs of economic stabilization in some housing, vehicle, and manufacturing markets and have also seen improvement in our loan portfolio as a result of our proactive credit risk initiatives.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

On-balance Sheet Loan Portfolio
Our on-balance sheet portfolio includes both finance receivables and loans and held-for-sale loans. At December 31, 2011 this primarily included $101.2 billion of automobile finance receivables and loans and $20.9 billion of mortgage finance receivables and loans. Within our on-balance sheet portfolio, we have elected to account for certain mortgage loans at fair value. The valuation allowance recorded on fair value-elected loans is separate from the allowance for loan losses. Changes in the fair value of loans are classified as gain on mortgage and automotive loans, net, in the Consolidated Statement of Income.
During the year ended December 31, 2011, we further executed on our strategy of discontinuing and selling or liquidating nonstrategic operations. Additionally, we committed to sell the Canadian mortgage operations of ResMor Trust. Refer to Note 2 to the Consolidated Financial Statements for additional information on specific actions taken. Within our Automotive Finance operations, we exited certain underperforming dealer relationships and countries in which we previously operated. Within our Mortgage operations, in order to proactively address changes in the mortgage industry as a whole, we took action to reduce the focus on the correspondent mortgage lending channel; however, we will maintain correspondent relationships with key customers.
The following table presents our total on-balance sheet consumer and commercial finance receivables and loans reported at carrying value before allowance for loan losses.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more (b)
December 31, ($ in millions)	2011	2010	2011	2010	2011	2010
Consumer
Finance receivables and loans
Loans at historical cost	$73,452	$62,002	$567	$768	$4	$6
Loans at fair value	835	1,015	210	260	—	—
Total finance receivables and loans	74,287	63,017	777	1,028	4	6
Loans held-for-sale	8,537	11,411	2,820	3,273	73	25
Total consumer loans	82,824	74,428	3,597	4,301	77	31
Commercial
Finance receivables and loans
Loans at historical cost	40,468	39,396	339	740	—	—
Loans at fair value	—	—	—	—	—	—
Total finance receivables and loans	40,468	39,396	339	740	—	—
Loans held-for-sale	20	—	—	—	—	—
Total commercial loans	40,488	39,396	339	740	—	—
Total on-balance sheet loans	$123,312	$113,824	$3,936	$5,041	$77	$31

(a)	Includes nonaccrual troubled debt restructured loans of $934 million and $684 million at December 31, 2011 and 2010, respectively.

(b)
Generally, loans that are 90 days past due and still accruing represent loans with government guarantees. This includes troubled debt restructured loans classified as 90 days past due and still accruing of $42 million and $13 million as December 31, 2011 and December 31, 2010, respectively.

Total on-balance sheet loans outstanding at December 31, 2011, increased $9.5 billion to $123.3 billion from December 31, 2010, reflecting an increase of $8.4 billion in the consumer portfolio and $1.1 billion in the commercial portfolio. The increase in total on-balance sheet loans outstanding was primarily driven by increased automobile consumer loan originations which outpaced portfolio runoff, due to improved industry sales and higher GM and Chrysler market share. The increase was partially offset by a decrease in mortgage originations in our consumer mortgage business.
The total troubled debt restructurings (TDRs) outstanding at December 31, 2011, increased $495 million to $1.9 billion from December 31, 2010. This increase was driven primarily by our continued foreclosure prevention and loss mitigation procedures along with our participation in a variety of government modification programs. Additionally, the implementation of ASU 2011-02, A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring, contributed to the increase. Refer to Note 1 and Note 9 to the Consolidated Financial Statements for additional information.
Total nonperforming loans at December 31, 2011, decreased $1.1 billion to $3.9 billion from December 31, 2010, reflecting a decrease of $704 million of consumer nonperforming loans and a decrease of $401 million of commercial nonperforming loans. The decrease in nonperforming loans from December 31, 2010, was largely due to improvements within our consumer mortgage and commercial automobile portfolios.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

The following table includes consumer and commercial net charge-offs from finance receivables and loans at historical cost and related ratios reported at carrying value before allowance for loan losses.

	Net charge-offs		Net charge-off ratios (a)
Year ended December 31, ($ in millions)	2011	2010	2011	2010
Consumer
Finance receivables and loans at historical cost	$514	$796	0.7%	1.5%
Commercial
Finance receivables and loans at historical cost	39	402	0.1	1.1
Total finance receivables and loans at historical cost	$553	$1,198	0.5	1.3

(a)
Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the year for each loan category.

Our net charge-offs were $553 million for the year ended December 31, 2011 compared to $1.2 billion for the year ended December 31, 2010. This decline was driven primarily by an improved mix of loans reflecting previously tightened underwriting standards and strategic actions to wind-down non-core commercial assets, including resort finance. Loans held-for-sale are accounted for at the lower-of-cost or fair value, and therefore we do not record charge-offs.
The Consumer Credit Portfolio and Commercial Credit Portfolio discussions that follow relate to consumer and commercial finance receivables and loans recorded at historical cost. Finance receivables and loans recorded at historical cost have an associated allowance for loan losses. Finance receivables and loans measured at fair value were excluded from these discussions since those exposures are not accounted for within our allowance for loan losses.
Consumer Credit Portfolio
Our consumer portfolio primarily consists of automobile loans, first mortgages, and home equity loans (we ceased originating home equity loans in 2009), with a focus on serving the prime secured consumer credit market. Loan losses in our consumer portfolio are influenced by general business and economic conditions including unemployment rates, bankruptcy filings, and home and used vehicle prices. Additionally, our consumer credit exposure is significantly concentrated in automobile lending (primarily through GM and Chrysler dealerships). Due to our subvention relationships, we are able to mitigate some interest income exposure to certain consumer defaults by receiving a rate support payment directly from the automotive manufacturers at origination.
Credit risk management for the consumer portfolio begins with the initial underwriting and continues throughout a borrower's credit cycle. We manage consumer credit risk through our loan origination and underwriting policies, credit approval process, and servicing capabilities. We use credit-scoring models to differentiate the expected default rates of credit applicants enabling us to better evaluate credit applications for approval and to tailor the pricing and financing structure according to this assessment of credit risk. We regularly review the performance of the credit scoring models and update them for historical information and current trends. These and other actions mitigate but do not eliminate credit risk. Improper evaluations of a borrower's creditworthiness, fraud, and changes in the applicant's financial condition after approval could negatively affect the quality of our receivables portfolio, resulting in loan losses.
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
During the year ended December 31, 2011, the credit performance of the consumer portfolio continued to improve overall as our nonperforming financial receivables and loans and charge-offs declined. For information on our consumer credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

The following table includes consumer finance receivables and loans recorded at historical cost reported at carrying value before allowance for loan losses.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more (b)
December 31, ($ in millions)	2011	2010	2011	2010	2011	2010
Domestic
Consumer automobile	$46,576	$34,604	$139	$129	$—	$—
Consumer mortgage
1st Mortgage	6,867	6,917	258	388	1	1
Home equity	3,102	3,441	58	61	—	—
Total domestic	56,545	44,962	455	578	1	1
Foreign
Consumer automobile	16,883	16,650	89	78	3	5
Consumer mortgage
1st Mortgage (c)	24	390	23	112	—	—
Home equity	—	—	—	—	—	—
Total foreign	16,907	17,040	112	190	3	5
Total consumer finance receivables and loans	$73,452	$62,002	$567	$768	$4	$6

(a)	Includes nonaccrual troubled debt restructured loans of $180 million and $204 million at December 31, 2011 and 2010, respectively.

(b)	There were no troubled debt restructured loans classified as 90 days past due and still accruing at December 31, 2011 and 2010.

(c)	Refer to Note 2 to the Consolidated Financial Statements for additional information on our commitment to sell our Canadian residential mortgage portfolio.
Total outstanding consumer finance receivables and loans increased $11.5 billion at December 31, 2011, compared with December 31, 2010. This increase was driven by domestic automobile consumer loan originations, which outpaced portfolio runoff, primarily due to improved industry sales and higher GM and Chrysler market share.
Total consumer nonperforming finance receivables and loans at December 31, 2011 decreased $201 million to $567 million from December 31, 2010, reflecting a decrease of $222 million of consumer mortgage nonperforming finance receivables and loans and an increase of $21 million of consumer automobile nonperforming finance receivables and loans. Nonperforming consumer mortgage finance receivables and loans decreased primarily due to the continued runoff of lower quality legacy loans. Nonperforming consumer automotive finance receivables and loans increased primarily due to the implementation of ASU 2011-02 which resulted in additional loans being classified as TDRs and placed on nonaccrual status. Refer to Note 1 to the Consolidated Financial Statements for additional information. Nonperforming consumer finance receivables and loans as a percentage of total outstanding consumer finance receivables and loans were 0.8% and 1.2% at December 31, 2011 and 2010, respectively.
Consumer domestic automobile finance receivables and loans accruing and past due 30 days or more decreased $19 million to $783 million at December 31, 2011, compared with December 31, 2010. This decline was primarily due to increased quality of newer vintages reflecting tightened underwriting standards.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

The following table includes consumer net charge-offs from finance receivables and loans at historical cost and related ratios reported at carrying value before allowance for loan losses.

	Net charge-offs		Net charge-off ratios (a)
Year ended December 31, ($ in millions)	2011	2010	2011	2010
Domestic
Consumer automobile	$249	$457	0.6%	1.7%
Consumer mortgage
1st Mortgage	115	128	1.7	1.8
Home equity	74	85	2.3	2.4
Total domestic	438	670	0.8	1.8
Foreign
Consumer automobile	72	123	0.4	0.8
Consumer mortgage
1st Mortgage	4	3	1.2	0.8
Home equity	—	—	—	—
Total foreign	76	126	0.4	0.8
Total consumer finance receivables and loans	$514	$796	0.7	1.5

(a)
Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the year for each loan category.

Our net charge-offs from total consumer automobile finance receivables and loans decreased $259 million for the year ended December 31, 2011, compared to 2010. The decrease in net charge-offs was primarily due to lower loss frequency and improvements in loss severity as a result of increased quality of newer vintages reflecting tightened underwriting standards and strong used vehicle pricing.
Our net charge-offs from total consumer mortgage finance receivables and loans were $193 million for the year ended December 31, 2011, compared to $216 million in 2010. The decrease was driven by the improved mix of remaining loans as the lower quality legacy loans continued to runoff.
The following table summarizes the unpaid principal balance of total consumer loan originations for the periods shown. Total consumer loan originations include loans classified as finance receivables and loans and loans held-for-sale during the period.

Year ended December 31, ($ in millions)	2011	2010
Domestic
Consumer automobile	$32,933	$27,681
Consumer mortgage
1st Mortgage	56,258	69,542
Home equity	—	—
Total domestic	89,191	97,223
Foreign
Consumer automobile	9,983	8,818
Consumer mortgage
1st Mortgage	1,403	1,503
Home equity	—	—
Total foreign	11,386	10,321
Total consumer loan originations	$100,577	$107,544
Total domestic automobile-originated loans increased $5.3 billion for the year ended December 31, 2011, compared to 2010, primarily due to improved industry sales and higher GM and Chrysler market share. Total foreign automobile originations increased $1.2 billion for the year ended December 31, 2011, driven by higher Germany, Brazil, and United Kingdom production.
Total domestic mortgage-originated loans decreased $13.3 billion for the year ended December 31, 2011. The decreases were, in part, the result of lower industry volume and fewer government-insured residential mortgage loans.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Consumer loan originations retained on-balance sheet as held-for-investment increased $9.5 billion to $44.6 billion at December 31, 2011, compared to 2010. The increase was primarily due to improved automotive industry sales and higher GM and Chrysler market share.
The following table shows the percentage of the total consumer finance receivables and loans recorded at historical cost reported at carrying value before allowance for loan losses by state and foreign concentration. Total automobile loans were $63.5 billion and $51.3 billion at December 31, 2011 and 2010, respectively. Total mortgage and home equity loans were $10.0 billion and $10.7 billion at December 31, 2011 and 2010, respectively.

	2011(a)		2010
December 31,	Automobile	1st Mortgage and home equity	Automobile	1st Mortgage and home equity
Texas	9.5%	5.5%	9.2%	4.4%
California	4.6	25.7	4.6	24.5
Florida	4.8	4.0	4.4	4.1
Michigan	4.0	4.8	3.7	5.0
Illinois	3.1	5.0	2.8	4.7
New York	3.5	2.3	3.4	2.4
Pennsylvania	3.6	1.6	3.2	1.7
Ohio	2.9	1.0	2.5	1.0
Georgia	2.5	1.8	2.2	1.8
North Carolina	2.2	2.1	2.0	2.0
Other United States	32.9	45.9	29.4	44.7
Canada	11.8	0.2	14.2	3.6
Brazil	4.7	—	5.2	—
Germany	4.3	—	5.7	—
Other foreign	5.6	0.1	7.5	0.1
Total consumer finance receivables and loans	100.0%	100.0%	100.0%	100.0%

(a)	Presentation is in descending order as a percentage of total consumer finance receivables and loans at December 31, 2011.
We monitor our consumer loan portfolio for concentration risk across the geographies in which we lend. The highest concentrations of loans in the United States are in Texas and California, which represented an aggregate of 16.4% of our total outstanding consumer finance receivables and loans at December 31, 2011.
Concentrations in our Mortgage operations are closely monitored given the volatility of the housing markets. Our consumer mortgage loan concentrations in California, Florida, and Michigan receive particular attention as the real estate value depreciation in these states has been the most severe.
Repossessed and Foreclosed Assets
We classify an asset as repossessed or foreclosed (included in other assets on the Consolidated Balance Sheet) when physical possession of the collateral is taken. We dispose of the acquired collateral in a timely fashion in accordance with regulatory requirements. For more information on repossessed and foreclosed assets, refer to Note 1 to the Consolidated Financial Statements.
Repossessed assets in our Automotive Finance operations at December 31, 2011, increased $10 million to $56 million from December 31, 2010. Foreclosed mortgage assets at December 31, 2011, decreased $61 million to $77 million from December 31, 2010.
Higher-risk Mortgage Loans
During the year ended December 31, 2011, we primarily focused our origination efforts on prime conforming and government-insured residential mortgages in the United States and high-quality government-insured residential in Canada. Refer to Note 2 to the Consolidated Financial Statements for additional information on our commitment to sell our Canadian residential mortgage portfolio. However, we continued to hold mortgage loans originated in prior years that have features that expose us to potentially higher credit risk including high original loan-to-value mortgage loans (prime or nonprime), payment-option adjustable-rate mortgage loans (prime nonconforming), interest-only mortgage loans (classified as prime conforming or nonconforming for domestic production and prime nonconforming or nonprime for international production), and teaser-rate mortgages (prime or nonprime).

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

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

•
Payment-option adjustable-rate mortgages — Permit a variety of repayment options. The repayment options include minimum, interest-only, fully amortizing 30-year, and fully amortizing 15-year payments. The minimum payment option generally sets the monthly payment at the initial interest rate for the first year of the loan. The interest rate resets after the first year, but the borrower can continue to make the minimum payment. The interest-only option sets the monthly payment at the amount of interest due on the loan. If the interest-only option payment would be less than the minimum payment, the interest-only option is not available to the borrower. Under the fully amortizing 30- and 15-year payment options, the borrower's monthly payment is set based on the interest rate, loan balance, and remaining loan term. We ceased originating these loans during 2008.

•
Interest-only mortgages — Allow interest-only payments for a fixed time. At the end of the interest-only period, the loan payment includes principal payments and can increase significantly. The borrower's new payment, once the loan becomes amortizing (i.e., includes principal payments), will be greater than if the borrower had been making principal payments since the origination of the loan. We ceased originating these loans with the intent to retain during 2010.

•
Below-market rate (teaser) mortgages — Contain contractual features that limit the initial interest rate to a below-market interest rate for a specified time period with an increase to a market interest rate in a future period. The increase to the market interest rate could result in a significant increase in the borrower's monthly payment amount. We ceased originating these loans during 2008.

The following table summarizes the higher-risk mortgage loan originations unpaid principal balance for the periods shown. These higher-risk mortgage loans are classified as finance receivables and loans and are recorded at historical cost.

Year ended December 31, ($ in millions)	2011	2010
Interest-only mortgage loans	$—	$209
Below-market rate (teaser) mortgages	—	—
Total	$—	$209
The following table summarizes mortgage finance receivables and loans by higher-risk type. These finance receivables and loans are recorded at historical cost and reported at carrying value before allowance for loan losses.

	2011			2010
December 31, ($ in millions)	Outstanding	Nonperforming	Accruing past due 90 days or more	Outstanding	Nonperforming	Accruing past due 90 days or more
Interest-only mortgage loans (a)	$2,947	$147	$—	$3,681	$207	$—
Below-market rate (teaser) mortgages	248	6	—	284	4	—
Total	$3,195	$153	$—	$3,965	$211	$—

(a)	The majority of the interest-only mortgage loans are expected to start principal amortization in 2015 or beyond.
Allowance for loan losses was $167 million or 5.2% of total higher-risk mortgage finance receivables and loans recorded at historical cost based on carrying value outstanding before allowance for loan losses at December 31, 2011.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

The following tables include our five largest state and foreign concentrations within our higher-risk finance receivables and loans recorded at historical cost and reported at carrying value before allowance for loan losses.

December 31, ($ in millions)	Interest-only mortgage loans	Below-market rate (teaser) mortgages	All higher-risk mortgage loans
2011
California	$748	$78	$826
Virginia	274	10	284
Maryland	217	6	223
Michigan	199	9	208
Illinois	153	8	161
Other United States	1,356	137	1,493
Total	$2,947	$248	$3,195
2010
California	$993	$89	$1,082
Virginia	330	12	342
Maryland	256	7	263
Michigan	225	10	235
Illinois	197	8	205
Other United States and foreign	1,680	158	1,838
Total	$3,681	$284	$3,965
Commercial Credit Portfolio
Our commercial portfolio consists primarily of automotive loans (wholesale floorplan, dealer term loans including real estate loans, and automotive fleet financing), and some commercial finance loans. In general, the credit risk of our commercial portfolio is impacted by overall economic conditions in the countries in which we operate and the financial health of the automotive manufacturers that provide the inventory we floorplan. As part of our floorplan financing arrangements, we typically require repurchase agreements with the automotive manufacturer to repurchase new vehicle inventory under certain circumstances.
Our credit risk on the commercial portfolio is markedly different from that of our consumer portfolio. Whereas the consumer portfolio represents smaller-balance homogeneous loans that exhibit fairly predictable and stable loss patterns, the commercial portfolio exposures can be less predictable. We utilize an internal credit risk rating system that is fundamental to managing credit risk exposure consistently across various types of commercial borrowers and captures critical risk factors for each borrower. The ratings are used for many areas of credit risk management, such as loan origination, portfolio risk monitoring, management reporting, and loan loss reserves analyses. Therefore, the rating system is critical to an effective and consistent credit risk management framework.
During the year ended December 31, 2011, the credit performance of the commercial portfolio improved as nonperforming finance receivables and loans and net charge-offs declined. For information on our commercial credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

The following table includes total commercial finance receivables and loans reported at carrying value before allowance for loan losses.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more (b)
December 31, ($ in millions)	2011	2010	2011	2010	2011	2010
Domestic
Commercial and industrial
Automobile	$26,552	$24,944	$105	$261	$—	$—
Mortgage	1,887	1,540	—	—	—	—
Other (c)	1,178	1,795	22	37	—	—
Commercial real estate
Automobile	2,331	2,071	56	193	—	—
Mortgage	—	1	—	1	—	—
Total domestic	31,948	30,351	183	492	—	—
Foreign
Commercial and industrial
Automobile	8,265	8,398	118	35	—	—
Mortgage	24	41	—	40	—	—
Other (c)	63	312	15	97	—	—
Commercial real estate
Automobile	154	216	11	6	—	—
Mortgage	14	78	12	70	—	—
Total foreign	8,520	9,045	156	248	—	—
Total commercial finance receivables and loans	$40,468	$39,396	$339	$740	$—	$—

(a)	Includes nonaccrual troubled debt restructured loans of $21 million and $9 million at December 31, 2011 and 2010, respectively.

(b)	There were no troubled debt restructured loans classified as 90 days past due and still accruing at December 31, 2011 and 2010, respectively.

(c)	Other commercial primarily includes senior secured commercial lending.
Total commercial finance receivables and loans outstanding increased $1.1 billion to $40.5 billion at December 31, 2011, from December 31, 2010. Commercial and industrial outstandings increased $939 million primarily due to improved automotive industry sales and corresponding increase in inventories partially offset by the continued wind-down of non-core commercial assets.
Total commercial nonperforming finance receivables and loans were $339 million, a decrease of $401 million compared to December 31, 2010, primarily due to improvement in dealer performance and continued wind-down of non-core commercial assets. Total nonperforming commercial finance receivables and loans as a percentage of outstanding commercial finance receivables and loans were 0.8% and 1.9% at December 31, 2011 and 2010, respectively.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

The following table includes total commercial net charge-offs from finance receivables and loans at historical cost and related ratios reported at carrying value before allowance for loan losses.

	Net charge-offs (recoveries)		Net charge-off ratios (a)
Year ended December 31, ($ in millions)	2011	2010	2011	2010
Domestic
Commercial and industrial
Automobile	$7	$18	—%	0.1%
Mortgage	(3)	(3)	(0.3)	(0.2)
Other (b)	(7)	158	(0.5)	6.7
Commercial real estate
Automobile	6	47	0.3	2.3
Mortgage	(1)	44	n/m	136.3
Total domestic	2	264	—	0.9
Foreign
Commercial and industrial
Automobile	(1)	16	—	0.2
Mortgage	8	3	25.0	3.9
Other	2	69	0.8	19.0
Commercial real estate
Automobile	1	2	0.3	1.0
Mortgage	27	48	60.9	38.7
Total foreign	37	138	0.4	1.5
Total commercial finance receivables and loans	$39	$402	0.1	1.1

(a)
Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the year for each loan category.

(b)	Includes $148 million of Resort finance charge offs during the year ended December 31, 2010.
Our net charge-offs from commercial finance receivables and loans totaled $39 million for the year ended December 31, 2011, compared to $402 million in 2010. The decrease in net charge-offs were largely driven by an improved mix of loans in the existing portfolio driven by the wind-down of certain commercial resort finance and real estate assets in prior periods and improvement in dealer performance.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Commercial Real Estate
The commercial real estate portfolio consists of finance receivables and loans issued primarily to automotive dealers. Commercial real estate finance receivables and loans were $2.5 billion and $2.4 billion at December 31, 2011 and 2010, respectively.
The following table shows the percentage of total commercial real estate finance receivables and loans by geographic region and property type. These finance receivables and loans are reported at carrying value before allowance for loan losses.

December 31,	2011	2010
Geographic region
Michigan	14.1%	10.1%
Texas	12.4	10.5
Florida	12.4	10.3
California	9.3	9.6
Virginia	4.1	4.4
New York	3.5	3.8
Pennsylvania	2.9	3.7
Alabama	2.6	2.4
Georgia	2.5	2.7
North Carolina	2.1	1.9
Other United States	27.5	28.1
Canada	3.5	4.4
United Kingdom	1.8	5.0
Mexico	1.0	2.4
Other foreign	0.3	0.7
Total outstanding commercial real estate finance receivables and loans	100.0%	100.0%
Property type
Automotive dealers	99.4%	91.8%
Other	0.6	8.2
Total outstanding commercial real estate finance receivables and loans	100.0%	100.0%
Commercial Criticized Exposure
Finance receivables and loans classified as special mention, substandard, or doubtful are deemed criticized. These classifications are based on regulatory definitions and generally represent finance receivables and loans within our portfolio that have a higher default risk or have already defaulted. These finance receivables and loans require additional monitoring and review including specific actions to mitigate our potential economic loss.
The following table shows the percentage of total commercial criticized finance receivables and loans by industry concentrations. These finance receivables and loans reported at carrying value before allowance for loan losses.

December 31,	2011	2010
Industry
Automotive	82.9%	66.5%
Real estate	4.5	12.1
Banks and finance companies	4.2	1.0
Other	8.4	20.4
Total commercial criticized finance receivables and loans	100.0%	100.0%
Total criticized exposure decreased $528 million to $3.1 billion from December 31, 2010, primarily due to the continued wind-down of non-core commercial assets in the real estate and health/medical (within Other) industries. The increase in our automotive criticized concentration rate was driven primarily by the decrease in overall criticized outstanding.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Selected Loan Maturity and Sensitivity Data
The table below shows the commercial finance receivables and loans portfolio and the distribution between fixed and floating interest rates based on the stated terms of the commercial loan agreements. This portfolio is reported at carrying value before allowance for loan losses.

December 31, 2011 ($ in millions)	Within 1 year (a)	1-5 years	After 5 years	Total (b)
Commercial and industrial	$28,247	$1,296	$74	$29,617
Commercial real estate	295	1,751	285	2,331
Total domestic	28,542	3,047	359	31,948
Foreign	8,007	489	24	8,520
Total commercial finance receivables and loans	$36,549	$3,536	$383	$40,468
Loans at fixed interest rates		$1,386	$305
Loans at variable interest rates		2,150	78
Total commercial finance receivables and loans		$3,536	$383

(a)	Includes loans (e.g., floorplan) with revolving terms.

(b)	Loan maturities are based on the remaining maturities under contractual terms.
Allowance for Loan Losses
The following table presents an analysis of the activity in the allowance for loan losses on finance receivables and loans.

($ in millions)	Consumer automobile	Consumer mortgage	Total consumer	Commercial	Total
Allowance at January 1, 2011	$970	$580	$1,550	$323	$1,873
Charge-offs
Domestic	(435)	(205)	(640)	(27)	(667)
Foreign	(145)	(5)	(150)	(63)	(213)
Total charge-offs	(580)	(210)	(790)	(90)	(880)
Recoveries
Domestic	186	16	202	25	227
Foreign	73	1	74	26	100
Total recoveries	259	17	276	51	327
Net charge-offs	(321)	(193)	(514)	(39)	(553)
Provision for loan losses	154	129	283	(64)	219
Other	(37)	—	(37)	1	(36)
Allowance at December 31, 2011	$766	$516	$1,282	$221	$1,503
Allowance for loan losses to finance receivables and loans outstanding at December 31, 2011 (a)	1.2%	5.2%	1.7%	0.5%	1.3%
Net charge-offs to average finance receivables and loans outstanding at December 31, 2011 (a)	0.5%	1.9%	0.7%	0.1%	0.5%
Allowance for loan losses to total nonperforming finance receivables and loans at December 31, 2011 (a)	335.8%	152.1%	226.0%	65.3%	165.9%
Ratio of allowance for loans losses to net charge-offs at December 31, 2011	2.4	2.7	2.5	5.7	2.7

(a)
Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the unpaid principal balance, net of premiums and discounts.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

($ in millions)	Consumer automobile	Consumer mortgage	Total consumer	Commercial	Total
Allowance at January 1, 2010	$1,024	$640	$1,664	$781	$2,445
Cumulative effect of change in accounting principles (a)	222	—	222	—	222
Charge-offs
Domestic	(776)	(239)	(1,015)	(282)	(1,297)
Foreign	(194)	(4)	(198)	(151)	(349)
Total charge-offs	(970)	(243)	(1,213)	(433)	(1,646)
Recoveries
Domestic	319	26	345	18	363
Foreign	71	1	72	13	85
Total recoveries	390	27	417	31	448
Net charge-offs	(580)	(216)	(796)	(402)	(1,198)
Provision for loan losses	304	164	468	(26)	442
Discontinued operations	—	—	—	(4)	(4)
Other	—	(8)	(8)	(26)	(34)
Allowance at December 31, 2010	$970	$580	$1,550	$323	$1,873
Allowance for loan losses to finance receivables and loans outstanding at December 31, 2010 (b)	1.9%	5.4%	2.5%	0.8%	1.8%
Net charge-offs to average finance receivables and loans outstanding at December 31, 2010 (b)	1.4%	2.0%	1.5%	1.1%	1.3%
Allowance for loan losses to total nonperforming finance receivables and loans at December 31, 2010 (b)	469.2%	103.4%	202.0%	43.7%	124.3%
Ratio of allowance for loans losses to net charge-offs at December 31, 2010	1.7	2.7	1.9	0.8	1.6

(a)	Includes adjustment to the allowance due to adoption of ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.

(b)
Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the unpaid principal balance, net of premiums and discounts.

The allowance for consumer loan losses was $1.3 billion at December 31, 2011, compared to $1.6 billion at December 31, 2010. The decline reflected overall improved credit quality of newer vintages reflecting tightened underwriting standards which was partially offset by an increase in loans outstanding.
The allowance for commercial loan losses was $221 million at December 31, 2011, compared to $323 million at December 31, 2010. The decline was primarily related to improvement in dealer performance and continued wind-down of non-core commercial assets.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Allowance for Loan Losses by Type
The following table summarizes the allocation of the allowance for loan losses by product type.

	2011			2010
December 31, ($ in millions)	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of allowance for loan losses	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of allowance for loan losses
Consumer
Domestic
Consumer automobile	$600	1.3%	39.9%	$769	2.2%	41.0%
Consumer mortgage
1st Mortgage	275	4.0	18.3	322	4.7	17.2
Home equity	237	7.7	15.8	256	7.5	13.7
Total domestic	1,112	2.0	74.0	1,347	3.0	71.9
Foreign
Consumer automobile	166	1.0	11.1	201	1.2	10.7
Consumer mortgage
1st Mortgage	4	14.5	0.2	2	0.4	0.1
Home equity	—	—	—	—	—	—
Total foreign	170	1.0	11.3	203	1.2	10.8
Total consumer loans	1,282	1.7	85.3	1,550	2.5	82.7
Commercial
Domestic
Commercial and industrial
Automobile	62	0.2	4.0	73	0.3	3.9
Mortgage	1	—	0.1	—	—	—
Other	52	4.4	3.5	97	5.4	5.2
Commercial real estate
Automobile	39	1.7	2.6	54	2.6	2.9
Mortgage	—	—	—	—	—	—
Total domestic	154	0.5	10.2	224	0.7	12.0
Foreign
Commercial and industrial
Automobile	48	0.6	3.2	33	0.4	1.7
Mortgage	10	43.1	0.7	12	30.5	0.7
Other	1	1.9	0.1	39	12.6	2.1
Commercial real estate
Automobile	3	1.7	0.2	2	0.9	0.1
Mortgage	5	33.2	0.3	13	16.9	0.7
Total foreign	67	0.8	4.5	99	1.1	5.3
Total commercial loans	221	0.5	14.7	323	0.8	17.3
Total allowance for loan losses	$1,503	1.3	100.0%	$1,873	1.8	100.0%

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Provision for Loan Losses
The following table summarizes the provision for loan losses by product type.

Year ended December 31, ($ in millions)	2011	2010	2009
Consumer
Domestic
Consumer automobile	$102	$228	$493
Consumer mortgage
1st Mortgage	68	72	2,360
Home equity	55	90	1,588
Total domestic	225	390	4,441
Foreign
Consumer automobile	52	76	262
Consumer mortgage
1st Mortgage	6	2	2
Home equity	—	—	—
Total foreign	58	78	264
Total consumer loans	283	468	4,705
Commercial
Domestic
Commercial and industrial
Automobile	(3)	2	54
Mortgage	(3)	(13)	36
Other	(51)	(47)	348
Commercial real estate
Automobile	(10)	34	—
Mortgage	(1)	(10)	255
Total domestic	(68)	(34)	693
Foreign
Commercial and industrial
Automobile	16	(2)	32
Mortgage	5	(5)	17
Other	(38)	5	142
Commercial real estate
Automobile	1	2	—
Mortgage	20	8	14
Total foreign	4	8	205
Total commercial loans	(64)	(26)	898
Total provision for loan losses	$219	$442	$5,603
Lease Residual Risk Management
We are exposed to residual risk on vehicles in the consumer lease portfolio. This lease residual risk represents the possibility that the actual proceeds realized upon the sale of returned vehicles will be lower than the projection of these values used in establishing the pricing at lease inception. The following factors most significantly influence lease residual risk. For additional information on our valuation of automobile lease assets and residuals, refer to the Critical Accounting Estimates - Valuation of Automobile Lease Assets and Residuals section within this MD&A.

•
Used vehicle market — We have exposure to changes in used vehicle prices. General economic conditions, used vehicle supply and demand, and new vehicle market prices most heavily influence used vehicle prices.

•
Residual value projections —We establish risk adjusted residual values at lease inception by consulting independently published guides and periodically reviewing these residual values during the lease term. These values are projections of expected values in the

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

future (typically between two and four years) based on current assumptions for the respective make and model. Actual realized values often differ.

•	Remarketing abilities — Our ability to efficiently process and effectively market off-lease vehicles affects the disposal costs and the proceeds realized from vehicle sales.

•	Manufacturer vehicle and marketing programs — Automotive manufacturers influence lease residual results in the following ways:

◦	The brand image of automotive manufacturers and consumer demand for their products affect residual risk.

◦
Automotive manufacturer marketing programs may influence the used vehicle market for those vehicles through programs such as incentives on new vehicles, programs designed to encourage lessees to terminate their leases early in conjunction with the acquisition of a new vehicle (referred to as pull-ahead programs), and special rate used vehicle programs.

◦	Automotive manufacturers may provide support to us for certain residual deficiencies.
The following table summarizes the volume of serviced lease terminations in the United States over recent periods. It also summarizes the average sales proceeds on 24-, 36-, and 48-month scheduled lease terminations for those same periods at auction. The mix of terminated vehicles in 2011 was used to normalize results over previous periods to more clearly demonstrate market pricing trends.

Year ended December 31,	2011	2010	2009
Off-lease vehicles remarketed (in units)	248,624	376,203	369,981
Sales proceeds on scheduled lease terminations ($ per unit)
24-month (a)	n/m	n/m	n/m
36-month	$20,157	$19,061	$16,958
48-month	16,106	14,908	12,611
n/m = not meaningful

(a)
During 2011, 24-month lease terminations were not materially sufficient to create an historical multi-year comparison from that term due to our temporary curtailment of leasing in late 2008 through 2009.

The number of off-lease vehicles marketed in 2011 declined 34% from 2010. The decrease was due to our temporary curtailment of leasing in late 2008 through 2009. Proceeds increased from 2009 as market conditions for pricing of used vehicles improved. The improvement in proceeds was driven primarily by lower used vehicle supply, large decreases in new vehicle sales and leasing activity after the 2008 economic downturn, and subsequent corporate restructurings in the automotive industry. For information on our Investment in Operating Leases, refer to Note 1 and Note 10 to the Consolidated Financial Statements.
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
Country risk is measured by determining our cross-border outstandings in accordance with Federal Financial Institutions Examination Council guidelines. Cross-border outstandings are reported as assets within the country of which the obligor or guarantor resides. Furthermore, outstandings backed by tangible collateral are reflected under the country in which the collateral is held. For securities received as collateral, cross-border outstandings are assigned to the domicile of the issuer of the securities. Resale agreements are presented based on the domicile of the counterparty.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

The following table lists all countries in which cross-border outstandings exceed 1.0% of consolidated assets.

($ in millions)	Banks	Sovereign	Other	Net local country assets	Derivatives	Total cross-border outstandings
2011 (a)
Canada	$343	$250	$451	$3,746	$20	$4,810
Germany	47	32	5	3,219	576	3,879
United Kingdom	311	6	13	962	1,356	2,648
2010
Canada	$343	$361	$349	$4,678	$19	$5,750
Germany	587	40	111	3,485	76	4,299
United Kingdom	627	9	37	1,133	83	1,889

(a)	As of December 31, 2011, our total cross-border exposure to Portugal, Ireland, Italy, Greece, and Spain was $327 million, all of which was nonsovereign exposure.
Market Risk
Our automotive financing, mortgage, and insurance activities give rise to market risk representing the potential loss in the fair value of assets or liabilities and earnings caused by movements in market variables, such as interest rates, foreign-exchange rates, equity prices, market perceptions of credit risk, and other market fluctuations that affect the value of securities and assets held-for-sale. We are primarily exposed to interest rate risk arising from changes in interest rates related to financing, investing, and cash management activities. More specifically, we have entered into contracts to provide financing, to retain mortgage servicing rights, and to retain various assets related to securitization activities all of which are exposed in varying degrees to changes in value due to movements in interest rates. Interest rate risk arises from the mismatch between assets and the related liabilities used for funding. We enter into various financial instruments, including derivatives, to maintain the desired level of exposure to the risk of interest rate fluctuations. Refer to Note 24 to the Consolidated Financial Statements for further derivative information.
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

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Fair Value Sensitivity Analysis
The following table and subsequent discussion presents a fair value sensitivity analysis of our assets and liabilities using isolated hypothetical movements in specific market rates. The analysis assumes adverse instantaneous, parallel shifts in market-exchange rates, interest rate yield curves, and equity prices. The analysis does not consider the financial offsets available through derivative activities. Additionally, since only adverse fair value impacts are included, the natural offset between asset and liability rate sensitivities that arise within a diversified balance sheet, such as ours, is not considered.

	2011		2010
December 31, ($ in millions)	Nontrading	Trading	Nontrading	Trading
Financial instruments exposed to changes in:
Interest rates
Estimated fair value	(a)	$549	(a)	$240
Effect of 10% adverse change in rates	(a)	(2)	(a)	(1)
Foreign-currency exchange rates
Estimated fair value	$6,724	$—	$7,079	$94
Effect of 10% adverse change in rates	(672)	—	(708)	(9)
Equity prices
Estimated fair value	$1,059	$—	$796	$—
Effect of 10% decrease in prices	(106)	—	(80)	—

(a)	Refer to the next section titled Net Interest Income Sensitivity Analysis for information on the interest rate sensitivity of our nontrading financial instruments.
The fair value of our foreign-currency exchange-rate sensitive financial instruments decreased during the year ended December 31, 2011, compared to 2010, due to increases in our foreign-denominated deposits. This increase consequently drove the decrease in the fair value estimate and associated adverse 10% change in rates impact. The increase in the fair value of our equity sensitive financial instruments was due to a higher equity investment balance compared to prior year. This change in equity exposure drove our increased sensitivity to a 10% decrease in equity prices.
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
Our twelve-month pretax net interest income sensitivity based on the forward-curve was as follows.

Year ended December 31, ($ in millions)	2011	2010
Parallel rate shifts
-100 basis points	$73	$54
+100 basis points	(84)	(99)
+200 basis points	88	(28)
Our net interest income was liability sensitive to parallel moves in interest rates of -100 and +100 basis points in both years ended 2011 and 2010. The positive change in net interest income in the +200 basis interest rate move in 2011 and limited adverse change in 2010 was mainly due to income on certain commercial loans that have rate index floors. Interest income on these loans increases significantly as interest rates and the related rate index rises above the level of the floor.
The change in net interest income sensitivity from December 31, 2010 was due to the change in the level of forward short-term interest

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

rates, the impact of the change in interest rates on the commercial loans with rate index floors and balance sheet growth increasing the absolute level of net interest income. Additionally, we added net pay fixed interest rate swaps hedging certain borrowings and reduced our net receive fixed interest rate swaps hedging the debt portfolio as part of our normal ALM activities, which contributed to the change.
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

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Liquidity Management, Funding, and Regulatory Capital
Overview
The purpose of liquidity management is to ensure our ability to meet changes in loan and lease demand, debt maturities, deposit withdrawals, and other cash commitments under both normal operating conditions as well as periods of economic or financial stress. Our primary objective is to maintain cost-effective, stable and diverse sources of funding capable of sustaining the organization throughout all market cycles. Sources of liquidity include both retail and brokered deposits and secured and unsecured market-based funding across various maturity, interest rate, currency, and investor profiles. Further liquidity is available through a pool of unencumbered highly liquid securities, borrowing facilities, whole-loan asset sales, as well as funding programs supported by the Federal Reserve and the Federal Home Loan Bank of Pittsburgh (FHLB).
We define liquidity risk as the risk that an institution's financial condition or overall safety and soundness is adversely affected by an inability, or perceived inability, to meet its financial obligations, and to withstand unforeseen liquidity stress events. Liquidity risk can arise from a variety of institution specific or market-related events that could negatively impact the cash flows available to the organization. Effective management of liquidity risk helps ensure an organization's ability to meet cash flow obligations that are uncertain as they are affected by external events. The ability of financial institutions to manage liquidity needs and contingent funding exposures has proven essential to the solvency of these same financial institutions.
The Asset-Liability Committee (ALCO) is chaired by the Corporate Treasurer and is responsible for monitoring Ally's liquidity position, funding strategies and plans, contingency funding plans, and counterparty credit exposure arising from financial transactions. Corporate Treasury is responsible for managing the liquidity positions of Ally within prudent operating guidelines and targets approved by ALCO. We manage liquidity risk at the business segment, legal entity, and consolidated levels. Each business segment, along with Ally Bank and ResMor Trust, prepares periodic forecasts depicting anticipated funding needs and sources of funds with oversight and monitoring by Corporate Treasury. Corporate Treasury manages liquidity under baseline projected economic scenarios as well as more severe economically stressed environments. Corporate Treasury, in turn, plans, and executes our funding strategies.
Ally uses multiple measures to frame the level of liquidity risk, manage the liquidity position, or identify related trends as early warning indicators. These measures include coverage ratios that measure the sufficiency of the liquidity portfolio and stability ratios that measure longer- term structural liquidity. In addition, we have established several internal management routines designed to review all aspects of liquidity and funding plans, evaluate the adequacy of liquidity buffers, review stress testing results, and assist senior management in the execution of its structured funding strategy and risk management accountabilities.
We maintain available liquidity in the form of cash, unencumbered highly liquid securities, and available credit facility capacity that, taken together, are intended to allow us to operate and to meet our contractual and contingent obligations in the event of market-wide disruptions and enterprise-specific events. We maintain available liquidity at various entities and consider regulatory restrictions and tax implications that may limit our ability to transfer funds across entities. For additional information about our regulatory restrictions and tax implications, refer to Certain Regulatory Matters in Item 1 and Note 25 to the Consolidated Financial Statements. At December 31, 2011, we maintained $26.9 billion of total available parent company liquidity and $10.0 billion of total available liquidity at Ally Bank. Parent company liquidity is defined as our consolidated operations less our Insurance operations, ResCap, and Ally Bank. To optimize cash and secured facility capacity between entities, the parent company lends cash to Ally Bank from time to time under an intercompany loan agreement. At December 31, 2011, $4.9 billion was outstanding under the intercompany loan agreement. Amounts outstanding are repayable to the parent company upon demand, subject to five days notice. As a result, this amount is included in the parent company available liquidity and excluded from the available liquidity at Ally Bank in the above amounts.
In December 2010, the Basel Committee on Banking Supervision issued “Basel III: International framework for liquidity risk measurement, standards and monitoring”, which includes two minimum liquidity risk standards. The first standard is the Liquidity Coverage Ratio (LCR). The LCR measures the ratio of unencumbered, high-quality liquid assets to liquidity needs for a 30-calendar-day time horizon under a severe liquidity stress scenario. The second standard is the Net Stable Funding Ratio (NSFR). The NSFR measures the ratio of stable funding with a maturity greater than one year to the liquidity characteristics of assets plus contingent exposures. The Basel Committee on Banking Supervision expects the LCR to be implemented beginning in January 2015 and the NSFR beginning in January 2018. We continue to monitor developments and the potential impact of these evolving proposals and expect to be able to meet the final requirements.
Funding Strategy
Our liquidity and ongoing profitability are largely dependent on our timely access to funding and the costs associated with raising funds in different segments of the capital markets and raising deposits. We continue to be focused on maintaining and enhancing our liquidity. Our funding strategy largely focuses on the development of diversified funding sources across a global investor base to meet all our liquidity needs throughout different market cycles, including periods of financial distress. These funding sources include unsecured debt capital markets, public and private asset-backed securitizations, whole-loan asset sales, domestic and international committed and uncommitted credit facilities, brokered certificates of deposits, and retail deposits. We also supplement these sources with a modest amount of short-term borrowings, including Demand Notes, unsecured bank loans, and repurchase arrangements. The diversity of our funding sources enhances funding flexibility, limits dependence on any one source, and results in a more cost-effective funding strategy over the long term. We evaluate funding markets on an ongoing basis to achieve an appropriate balance of unsecured and secured funding sources and the maturity profiles of both. In addition, we further distinguish our funding strategy between Ally Bank funding and parent company or nonbank funding.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

In addition, the FDIC indicated that it expected us to diversify Ally Bank's overall funding in order to reduce reliance on any one source of funding and to achieve a well-balanced funding portfolio across a spectrum of risk, duration, and cost of funds characteristics. Over the past few years, we have been focused on diversifying our funding sources, in particular at Ally Bank by expanding its securitization programs, through both public and private committed credit facilities, extending the maturity profile of our brokered deposit portfolio while not exceeding a $10 billion portfolio, establishing repurchase agreements, and continuing to access funds from the Federal Home Loan Banks.
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
Ally Bank
Ally Bank raises deposits directly from customers through the direct banking channel via the internet and over the telephone. These deposits provide our automotive finance and mortgage loan operations with a stable and low-cost funding source. At December 31, 2011, Ally Bank had $39.6 billion of total external deposits, including $27.7 billion of retail deposits. We expect that our cost of funds will continue to improve over time as our deposit base grows.
At December 31, 2011, Ally Bank maintained cash liquidity of $3.6 billion and highly liquid U.S. federal government and U.S. agency securities of $6.3 billion, excluding certain securities that were encumbered at December 31, 2011. In addition, at December 31, 2011, Ally Bank had unused capacity in committed secured funding facilities of $4.9 billion, including an equal allocation of shared unused capacity of $2.5 billion from a facility also available to the parent company. Our ability to access this unused capacity depends on having eligible assets to collateralize the incremental funding and, in some instances, the execution of interest rate hedges.
Maximizing bank funding continues to be a key part of our long-term liquidity strategy. We have made significant progress in migrating assets to Ally Bank and growing our retail deposit base since becoming a bank holding company in December 2008. Retail deposit growth is key to further reducing our cost of funds and decreasing our reliance on the capital markets. We believe deposits provide a low-cost source of funds that are less sensitive to interest rate changes, market volatility, or changes in our credit ratings than other funding sources. We have continued to expand our deposit gathering efforts through our direct and indirect marketing channels. Current retail product offerings consist of a variety of savings products including certificates of deposits (CDs), savings accounts, money market accounts, IRA deposit products, as well as an online checking product. In addition, we utilize brokered deposits, which are obtained through third-party intermediaries. During 2011, the deposit base at Ally Bank grew $5.7 billion, ending the year at $39.6 billion from $33.9 billion at December 31, 2010. The growth in deposits has been primarily attributable to our retail deposit portfolio. Strong retention rates continue to materially contribute to our growth in retail deposits. In the fourth quarter of 2011 and full year 2011, we retained 92% and 89% of maturing CD balances, respectively. In addition to retail and brokered deposits, Ally Bank had access to funding through a variety of other sources including FHLB advances, public securitizations, private secured funding arrangements, and the Federal Reserve's Discount Window. At December 31, 2011, debt outstanding from the FHLB totaled $5.4 billion with no debt outstanding from the Federal Reserve. Also, as part of our liquidity and funding plans, Ally Bank utilizes certain securities as collateral to access funding from repurchase agreements with third parties. Repurchase agreements are generally short-term and often on an overnight basis. Funding from repurchase agreements is accounted for as debt on our Consolidated Balance Sheet. At December 31, 2011, and December 31, 2010, Ally Bank had no debt outstanding under repurchase agreements.
Refer to Note 15 to the Consolidated Financial Statements for a summary of deposit funding by type.
The following table shows Ally Bank's number of accounts and deposit balances by type as of the end of each quarter since 2010.

($ in millions)	4th Quarter 2011	3rd Quarter 2011	2nd Quarter 2011	1st Quarter 2011	4th Quarter 2010	3rd Quarter 2010	2nd Quarter 2010	1st Quarter 2010
Number of retail accounts	976,877	919,670	851,991	798,622	726,104	676,419	616,665	573,388
Deposits
Retail	$27,685	$26,254	$24,562	$23,469	$21,817	$20,504	$18,690	$17,672
Brokered	9,890	9,911	9,903	9,836	9,992	9,978	9,858	9,757
Other (a)	2,029	2,704	2,405	2,064	2,108	2,538	2,267	1,914
Total deposits	$39,604	$38,869	$36,870	$35,369	$33,917	$33,020	$30,815	$29,343

(a)	Other deposits include mortgage escrow and other deposits (excluding intercompany deposits).
In addition to building a larger deposit base, we continue to remain active in the securitization markets to finance our Ally Bank automotive loan portfolios. During 2011, Ally Bank completed 11 transactions and raised $9.3 billion of secured funding backed by retail automotive loans as well as dealer floorplan automotive loans. Continued structural efficiencies in securitizations combined with improving capital market conditions have resulted in a reduction in the cost of funds achieved through secured funding transactions, making them a very attractive source of funding. Additionally, for retail automotive loans and leases, the term structure of the transaction locks in funding for a specified pool of loans and leases for the life of the underlying asset making a very effective funding program. Also in 2011, Ally Bank raised $1.5 billion from whole-loan sales of U.S. retail automotive loans. We manage the execution risk arising from secured funding by maintaining

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

a diverse investor base and maintaining capacity in our committed secured facilities. At December 31, 2011, Ally Bank had exclusive access to $9.5 billion of funding capacity from committed credit facilities. Ally Bank also had access to a $4.1 billion committed facility that is shared with the parent company.
Nonbank Funding
At December 31, 2011, the parent company maintained cash liquidity in the amount of $7.9 billion and available liquidity from unused capacity in committed credit facilities of $13.2 billion, including an equal allocation of shared unused capacity of $2.5 billion from a facility also available to Ally Bank. Parent company funding is defined as our consolidated operations less our Insurance operations, ResCap, and Ally Bank. The unused capacity amount at December 31, 2011 also includes $3.1 billion of availability that is expected to be utilized during 2012 and that is sourced from committed funding arrangements reliant upon the origination of future automotive receivables. Our ability to access unused capacity in secured facilities depends on the availability of eligible assets to collateralize the incremental funding and, in some instances, the execution of interest rate hedges. Funding sources at the parent company generally consist of longer-term unsecured debt, committed credit facilities, asset-backed securitizations, and a modest amount of short-term borrowings.
During 2011, we completed a total of $3.8 billion in funding through the debt capital markets. We will continue to access the unsecured debt capital markets on an opportunistic basis to help pre-fund upcoming debt maturities. In addition, we offer short-term and long-term unsecured debt through a retail debt program known as SmartNotes. SmartNotes are floating-rate instruments with fixed-maturity dates ranging from 9 months to 30 years that we have issued through a network of participating broker-dealers. There were $9.0 billion and $9.8 billion of SmartNotes outstanding at December 31, 2011, and December 31, 2010, respectively.
We also obtain unsecured funding from the sale of floating-rate demand notes under our Demand Notes program. The holder has the option to require us to redeem these notes at any time without restriction. Demand Notes outstanding were $2.8 billion at December 31, 2011, compared to $2.0 billion at December 31, 2010. Unsecured short-term bank loans also provide short-term funding. At December 31, 2011, we had $4.5 billion in short-term unsecured debt outstanding, an increase of $0.3 billion from December 31, 2010. Refer to Note 16 and Note 17 to the Consolidated Financial Statements for additional information about our outstanding short-term borrowings and long-term unsecured debt, respectively.
Secured funding continues to be a significant source of financing at the parent company. In the United States, during 2011, we completed private securitization transactions that raised $6.6 billion of funding, a $1.3 billion whole-loan sale of retail automotive loans, and two private transactions that provided new committed capacity totaling $4.5 billion. Internationally in 2011, we completed four term securitization transactions that raised $2.0 billion and we completed numerous private transactions that created new committed capacity totaling $7.8 billion. We continue to maintain significant credit capacity at the parent company to fund automotive-related assets, including a $7.5 billion syndicated facility that can fund U.S. and Canadian automotive retail and commercial loans, as well as leases. In addition to this facility, there are a variety of others that provide funding in various countries. At December 31, 2011, there was a total of $27.5 billion of committed capacity available exclusively for the parent company in various secured facilities around the globe.
Recent Funding Developments
In summary, during 2011, we completed funding transactions totaling over $38 billion and we renewed key existing funding facilities as we realized access to both the public and private markets. Key funding highlights from 2011 and 2012 were as follows:

•	We issued $3.8 billion of public term unsecured debt in 2011. In February 2012, we accessed the unsecured debt capital markets for the first time since the first half of 2011 and raised $1.0 billion.

•
We raised $18.5 billion from the sale of asset-backed securities publicly and privately in multiple jurisdictions and raised $2.8 billion from whole loan sales of U.S. retail automotive loans. In 2012, we have continued to access the public asset backed securitization markets completing two U.S. transactions that raised $2.4 billion and a Canadian transaction that raised $516 million.

•	We created $13.3 billion of new funding capacity from the completion of new facilities and increases to existing facilities.

•	We renewed $25.0 billion of key funding facilities that fund our Automotive Finance and Mortgage operations.

•
In March, we completed a key first step in our plan to repay the U.S. taxpayer. Treasury was repaid $2.7 billion from the sale of all the Trust Preferred Securities that Treasury held with Ally. This represented the full value of Treasury's investment in these securities. Ally did not receive any proceeds from the offering of the Trust Preferred Securities.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

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

December 31, ($ in millions)	Bank	Nonbank	Total	%
2011
Secured financings	$25,533	$27,432	$52,965	37
Institutional term debt	—	22,456	22,456	15
Retail debt programs (a)	—	14,148	14,148	10
Temporary Liquidity Guarantee Program (TLGP)	—	7,400	7,400	5
Bank loans and other	1	2,446	2,447	2
Total debt (b)	25,534	73,882	99,416	69
Deposits (c)	39,604	5,446	45,050	31
Total on-balance sheet funding	$65,138	$79,328	$144,466	100
Off-balance sheet securitizations
Mortgage loans	$—	$60,630	$60,630
Total off-balance sheet securitizations	$—	$60,630	$60,630
2010
Secured financings	$20,199	$22,193	$42,392	32
Institutional term debt	—	27,257	27,257	21
Retail debt programs (a)	—	14,249	14,249	10
Temporary Liquidity Guarantee Program (TLGP)	—	7,400	7,400	6
Bank loans and other	1	2,374	2,375	2
Total debt (b)	20,200	73,473	93,673	71
Deposits (c)	33,917	5,131	39,048	29
Total on-balance sheet funding	$54,117	$78,604	$132,721	100
Off-balance sheet securitizations
Mortgage loans	$—	$69,356	$69,356
Total off-balance sheet securitizations	$—	$69,356	$69,356

(a)	Primarily includes $9.0 billion and $9.8 billion of Ally SmartNotes at December 31, 2011 and 2010, respectively.

(b)	Excludes fair value adjustment as described in Note 27 to the Consolidated Financial Statements.

(c)	Bank deposits include retail, brokered, mortgage escrow, and other deposits. Nonbank deposits include dealer wholesale deposits and deposits at ResMor Trust. Intercompany deposits are not included.
Refer to Note 17 to the Consolidated Financial Statements for a summary of the scheduled maturity of long-term debt at December 31, 2011.
Funding Facilities
We utilize both committed and uncommitted credit facilities. The financial institutions providing the uncommitted facilities are not legally obligated to advance funds under them. The amounts outstanding under our various funding facilities are included on our Consolidated Balance Sheet.
The total capacity in our committed funding facilities is provided by banks and other financial institutions through private transactions. The committed secured funding facilities can be revolving in nature and allow for additional funding during the commitment period, or they can be amortizing and not allow for any further funding after the closing date. At December 31, 2011, $32.0 billion of our $43.1 billion of committed capacity was revolving. Our revolving facilities generally have an original tenor ranging from 364 days to two years. As of December 31, 2011, we had $16.5 billion of committed funding capacity from revolving facilities with a remaining tenor greater than 364 days.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Committed Funding Facilities

	Outstanding		Unused capacity (a)		Total capacity
December 31, ($ in billions)	2011	2010	2011	2010	2011	2010
Bank funding
Secured	$5.8	$6.4	$3.7	$1.9	$9.5	$8.3
Nonbank funding
Unsecured
Automotive Finance operations	0.3	0.8	0.5	—	0.8	0.8
Secured
Automotive Finance operations (b)	14.3	8.3	13.2	9.1	27.5	17.4
Mortgage operations	0.7	1.0	0.5	0.6	1.2	1.6
Total nonbank funding	15.3	10.1	14.2	9.7	29.5	19.8
Shared capacity (c)	1.6	0.2	2.5	3.9	4.1	4.1
Total committed facilities	$22.7	$16.7	$20.4	$15.5	$43.1	$32.2

(a)
Funding from committed secured facilities is available on request in the event excess collateral resides in certain facilities or is available to the extent incremental collateral is available and contributed to the facilities.

(b)
Total unused capacity includes $4.9 billion as of December 31, 2011, and $1.2 billion as of December 31, 2010, from committed funding arrangements that are reliant upon the origination of future automotive receivables and that are available in 2012 and 2013.

(c)	Funding is generally available for assets originated by Ally Bank or the parent company, Ally Financial Inc.
Uncommitted Funding Facilities

	Outstanding		Unused capacity		Total capacity
December 31, ($ in billions)	2011	2010	2011	2010	2011	2010
Bank funding
Secured
Federal Reserve funding programs	$—	$—	$3.2	$4.0	$3.2	$4.0
FHLB advances	5.4	5.3	—	0.2	5.4	5.5
Total bank funding	5.4	5.3	3.2	4.2	8.6	9.5
Nonbank funding
Unsecured
Automotive Finance operations	1.9	1.4	0.5	0.6	2.4	2.0
Secured
Automotive Finance operations	0.1	0.1	0.1	—	0.2	0.1
Mortgage operations	—	—	0.1	0.1	0.1	0.1
Total nonbank funding	2.0	1.5	0.7	0.7	2.7	2.2
Total uncommitted facilities	$7.4	$6.8	$3.9	$4.9	$11.3	$11.7
Ally Bank Funding Facilities
Facilities for Automotive Finance Operations — Secured
At December 31, 2011, Ally Bank had exclusive access to $9.5 billion of funding capacity from committed credit facilities. Ally Bank's largest facility is a $7.5 billion revolving syndicated credit facility secured by automotive receivables. Half of this facility matures on March 28, 2012, with the remainder maturing on March 30, 2013. We are currently in the process of extending this entire facility for one year. At December 31, 2011, the amount outstanding under this facility was $5.0 billion. Ally Bank also had access to a $4.1 billion committed facility that is shared with the parent company. In the event these facilities are not renewed, the outstanding debt will be repaid over time as the underlying collateral amortizes.
Nonbank Funding Facilities
Facilities for Automotive Finance Operations — Unsecured
Revolving credit facilities — At December 31, 2011, we maintained $486 million of commitments in our U.S. unsecured revolving credit facility maturing June 2012. We also maintained $268 million of committed unsecured bank facilities in Canada and $67 million in Europe. The Canadian facilities expire in June 2012 and the European facility expires in March 2012.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Facilities for Automotive Finance Operations — Secured
The parent company's largest facility is a $7.5 billion revolving syndicated credit facility secured by U.S. and Canadian automotive receivables. Half of this facility matures on March 28, 2012, with the remainder maturing on March 30, 2013. We are currently in the process of extending this entire facility for one year. In the event this facility is not renewed at maturity, the outstanding debt will be repaid over time as the underlying collateral amortizes. At December 31, 2011, there was $250 million of debt outstanding under this facility.
In addition to our syndicated revolving credit facility, we also maintain various bilateral and multilateral secured credit facilities in multiple countries that fund our Automotive Finance operations. These are primarily private securitization facilities that fund a specific pool of automotive assets. Many of the facilities have revolving commitments and allow for the funding of additional assets during the commitment period. At December 31, 2011, the parent company maintained exclusive access to $27.5 billion of committed secured credit facilities and forward purchase commitments to fund automotive assets, and also had access to a $4.1 billion committed facility that is shared with Ally Bank.
Facilities for Mortgage Operations — Secured
At December 31, 2011, we had capacity of $500 million to fund eligible mortgage servicing rights and capacity of $475 million to fund mortgage servicer advances. We also maintain an additional $250 million of committed capacity to fund mortgage loans.
Cash Flows
Net cash provided by operating activities was $5.5 billion for the year ended December 31, 2011, compared to $11.6 billion in 2010. During the year ended December 31, 2011, the net cash inflow from sales and repayments of mortgage and automobile loans held-for-sale exceeded cash outflow from new originations and purchases of such loans by $0.9 billion. During the year ended December 31, 2010, this activity resulted in cash inflow of $6.3 billion.
Net cash used in investing activities was $14.1 billion for the year ended December 31, 2011, compared to $7.6 billion used in 2010. The cash outflow to purchase operating lease assets exceeded cash inflows from disposals of such assets by $1.0 billion for the year ended December 31, 2011. These activities resulted in a net cash inflow of $5.1 billion for the year ended December 31, 2010. The shift in net cash flow attributable to leasing activities compared to the prior year was primarily due to a year over year increase in lease origination activity. Cash used to purchase available-for-sale investment securities, net of sales and maturities, decreased $1.5 billion during the year ended December 31, 2011, compared to 2010.
Net cash provided by financing activities for the year ended December 31, 2011, totaled $10.1 billion, compared to net cash used of $8.0 billion in 2010. Cash generated from long-term debt issuances exceeded cash used to repay such debt by $4.3 billion for the year ended December 31, 2011. For the comparable period in 2010, cash repayments exceeded proceeds from new issuances of long-term debt by $10.5 billion. Also contributing to the increase in cash inflow was an increase in short-term borrowing obligations of $4.1 billion for the year ended December 31, 2011, compared to 2010.
Capital Planning and Stress Tests
In December 2011, Ally became subject to a new capital planning and stress test regime generally applicable to bank holding companies with $50 billion or more of consolidated assets. The new regime requires Ally to conduct periodic stress tests and submit a proposed capital action plan to the FRB every January, which the FRB must take action on by the following March. The proposed capital action plan must include a description of all planned capital actions over a nine-quarter planning horizon, including any issuance of a debt or equity capital instrument, any capital distribution, and any similar action that the FRB determines could have an impact on Ally's consolidated capital. The proposed capital action plan must also include a discussion of how Ally will maintain capital above the minimum regulatory capital ratios and above a Tier 1 common equity-to-total risk-weighted assets ratio of 5 percent, and serve as a source of strength to Ally Bank. The FRB must approve Ally's proposed capital action plan before Ally may take any proposed capital action covered by the new regime. Ally submitted its capital plan in January 2012, and it is unknown whether the FRB will accept Ally's plan as submitted or require revisions.
Regulatory Capital
Refer to Note 23 to the Consolidated Financial Statements.
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

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Nationally recognized statistical rating organizations have rated substantially all our debt. The following table summarizes our current ratings and outlook by the respective nationally recognized rating agencies.

Rating agency	Commercial paper	Senior debt	Outlook	Date of last action
Fitch	B	BB-	Negative	February 2, 2012 (a)
Moody's	Not-Prime	B1	Stable	February 7, 2011 (b)
S&P	C	B+	Stable	May 4, 2011 (c)
DBRS	R-4	BB-Low	Positive	February 4, 2011 (d)

(a)	Fitch downgraded our senior debt to BB- from BB, affirmed the commercial paper rating of B, and changed the outlook to Negative on February 2, 2012.

(b)	Moody's upgraded our senior debt rating to B1 from B3, affirmed the commercial paper rating of Not-Prime, and affirmed the outlook of Stable on February 7, 2011.

(c)	Standard & Poor's upgraded our senior debt rating to B+ from B, affirmed the commercial paper rating of C, and affirmed the outlook of Stable on May 4, 2011.

(d)	DBRS affirmed our senior debt rating of BB-Low, affirmed the commercial paper rating of R-4, and changed the outlook to Positive on February 4, 2011.
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
Off-balance Sheet Arrangements
Refer to Note 11 to the Consolidated Financial Statements.
Securitization
Securitization of assets allows us to diversify funding sources by enabling us to convert assets into cash earlier than what would have occurred in the normal course of business. Information regarding our securitization activities is further described in Note 11 to the Consolidated Financial Statements. As part of these activities, assets are generally sold to securitization entities. These securitization entities are separate legal entities that assume the risk and reward of ownership of the receivables. Neither we nor those subsidiaries are responsible for the other entities' debts, and the assets of the subsidiaries are not available to satisfy our claim or those of our creditors. In turn, the securitization entities establish separate trusts to which they transfer the assets in exchange for the proceeds from the sale of asset- or mortgage-backed securities issued by the trust. The trusts' activities are generally limited to acquiring the assets, issuing asset- or mortgage-backed securities, making payments on the securities, and periodically reporting to the investors. We may account for the transfer of assets as a sale if we either do not hold a significant variable interest or do not provide servicing or asset management functions for the financial assets held by the securitization entity.
Certain of our securitization transactions, while similar in legal structure to the transaction described in the foregoing do not meet the required criteria to be accounted for as off-balance sheet arrangements; therefore, they are accounted for as secured financings. As secured financings, the underlying automobile finance retail contracts, wholesale loans, automobile leases, or mortgage loans remain on our Consolidated Balance Sheet with the corresponding obligation (consisting of the beneficial interests issued by the securitization entity) reflected as debt. We recognize interest income on the finance receivables, automobile leases and loans, and interest expense on the beneficial interests issued by the securitization entity; and we provide for loan losses on the finance receivables and loans as incurred or adjust to fair value for fair value-elected loans. At December 31, 2011 and 2010, $78.5 billion and $72.6 billion of our total assets, respectively, were related to secured financings. Refer to Note 17 to the Consolidated Financial Statements for further discussion.
As part of our securitization activities, we typically agree to service the transferred assets for a fee, and we may earn other related ongoing income. The amount of the fees earned is disclosed in Note 12 to the Consolidated Financial Statements. We may also retain a portion of senior and subordinated interests issued by the trusts; these interests are reported as trading assets, investment securities, or other assets on our Consolidated Balance Sheet and are disclosed in Notes 6, 7, and 14 to the Consolidated Financial Statements. For secured financings, retained interests are not recognized as a separate asset on our Consolidated Balance Sheet. Subordinate interests typically provide credit support to the more highly rated senior interest in a securitization transaction and may be subject to all or a portion of the first loss position related to the sold assets.
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

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

amount of funds that can be raised against a given pool of financial assets.
We sometimes use derivative financial instruments to facilitate securitization activities, as further described in Note 24 to the Consolidated Financial Statements.
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
Loan Repurchases and Obligations Related to Loan Sales
Overview — Certain mortgage companies (Mortgage Companies) within our Mortgage operations sell loans that take the form of securitizations guaranteed by the GSEs, securitizations to private investors, and to whole-loan investors. In connection with a portion of our Mortgage Companies' private-label securitizations, the monolines insured all or some of the related bonds and guaranteed timely repayment of bond principal and interest when the issuer defaults. In connection with securitizations and loan sales, the trustee for the benefit of the related security holders and, if applicable, the related monoline insurer, are provided various representations and warranties related to the loans sold. The specific representations and warranties vary among different transactions and investors but typically relate to, among other things, the ownership of the loan, the validity of the lien securing the loan, the loan's compliance with the criteria for inclusion in the transaction, including compliance with underwriting standards or loan criteria established by the buyer, the ability to deliver required documentation and compliance with applicable laws. In general, the representations and warranties described above may be enforced against the applicable Mortgage Companies at any time unless a sunset provision is in place. Upon discovery of a breach of a representation or warranty, the breach is corrected in a manner conforming to the provisions of the sale agreement. This may require the applicable Mortgage Companies to repurchase the loan, indemnify the investor for incurred losses, or otherwise make the investor whole. We have entered into settlement agreements with both Fannie Mae and Freddie Mac that, subject to certain exclusions, limit our remaining exposure with the GSEs. See Government-sponsored Enterprises below. ResCap assumes all of the customary mortgage representation and warranty obligations for loans purchased from Ally Bank and subsequently sold into the secondary market, generally through securitizations guaranteed by the GSEs. In the event ResCap fails to meet these obligations, Ally Financial Inc. has provided Ally Bank a guaranteed coverage of certain of these liabilities.
Originations — The total exposure of the applicable Mortgage Companies to mortgage representation and warranty claims is most significant for loans originated and sold between 2004 through 2008, specifically the 2006 and 2007 vintages that were originated and sold prior to enhanced underwriting standards and risk-mitigation actions implemented in 2008 and forward. Since 2009, we have focused primarily on originating domestic prime conforming and government-insured mortgages. In addition, we ceased offering interest-only jumbo mortgages in 2010. Representation and warranty risk-mitigation strategies include, but are not limited to, pursuing settlements with investors where economically beneficial in order to resolve a pipeline of demands in lieu of loan-by-loan assessments that could result in repurchasing loans, aggressively contesting claims we do not consider valid (rescinding claims), or seeking recourse against correspondent lenders from whom we purchased loans wherever appropriate.
The following table summarizes domestic mortgage loans sold with contractual representation and warranty obligations by the type of investor (original unpaid principal balance).

Year ended December 31, ($ in billions)	2011	2010	2009	2008	2007	2006	2005	2004
GSEs
Fannie Mae	$33.9	$35.3	$21.2	$24.9	$31.6	$33.5	$31.8	$30.5
Freddie Mac	15.8	15.7	8.7	12.3	15.5	12.6	16.1	13.7
Ginnie Mae	8.1	16.2	24.9	12.5	3.2	3.6	4.2	4.8
Private-label securitizations
Insured (monolines)	—	—	—	—	6.5	10.7	10.4	15.1
Uninsured	—	0.3	—	—	29.1	63.6	53.5	35.9
Whole-loan/other	0.4	1.6	0.1	2.2	8.2	23.9	17.4	10.9
Total sales	$58.2	$69.1	$54.9	$51.9	$94.1	$147.9	$133.4	$110.9
Repurchase Process — After receiving a claim under representation and warranty obligations, the applicable Mortgage Companies will review the claim to determine the appropriate response (e.g. appeal and provide or request additional information) and take appropriate action (rescind, repurchase the loan, or remit indemnification payment). Historically, repurchase demands were generally related to loans that

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

became delinquent within the first few years following origination. As a result of market developments over the past several years, investor repurchase demand behavior has changed significantly. GSEs and investors are more likely to submit claims for loans at any point in their life cycle, including requests for loans that become delinquent or loans that incur a loss. Investors are more likely to submit claims for loans that become delinquent at any time while a loan is outstanding or when a loan incurs a loss. Representation and warranty claims are generally reviewed on a loan-by-loan basis to validate if there has been a breach requiring a potential repurchase or indemnification payment. The applicable Mortgage Companies actively contest claims to the extent they are not considered valid. The applicable Mortgage Companies are not required to repurchase a loan or provide an indemnification payment where claims are not valid.
During the year ended December 31, 2011, we experienced a decrease in new claims compared to 2010, in part due to settlements with certain counterparties. The following table presents new claims by vintage (original unpaid principal balance).

Year ended December 31, ($ in millions)	2011	2010
2004 and prior period	$36	$46
2005	43	58
2006	291	235
2007	116	461
2008	147	255
Post 2008	157	60
Unspecified	—	4
Total claims (a)	$790	$1,119

(a)	Excludes certain populations where counterparties have requested additional information.
The risk of repurchase or indemnification and the associated credit exposure is managed through underwriting and quality assurance practices and by servicing mortgage loans to meet investor standards. We believe that, in general, the longer a loan performs prior to default the less likely it is that an alleged breach of representation and warranty will be found to have a material and adverse impact on the loan's performance. When loans are repurchased, the applicable Mortgage Companies bear the related credit loss on the loans. Repurchased loans are classified as held-for-sale and initially recorded at fair value.
Refer to Note 31 to the Consolidated Financial Statements for additional information related to representation and warranties.
The following table summarizes the unpaid principal balance on mortgage loans repurchased in connection with our representation and warranty obligations.

Year ended December 31, ($ in millions)	2011	2010
GSEs	$143	$389
Private-label securitizations
Insured (monolines)	1	13
Uninsured	37	—
Whole-loan/other	9	82
Total loan repurchases	$190	$484
The following table summarizes indemnification payments made in connection with our representation and warranty obligations.

Year ended December 31, ($ in millions)	2011	2010
GSEs	$59	$228
Private-label securitizations
Insured (monolines)	13	27
Uninsured	167	—
Whole-loan/other	26	11
Total indemnification payments	$265	$266

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

The following table presents the total number and original unpaid principal balance of loans related to unresolved representation and warranty demands (indemnification claims or repurchase demands). The table includes demands that we have requested be rescinded but which have not been agreed to by the investor.

	2011		2010
December 31, ($ in millions)	Number of loans	Dollar amount of loans	Number of loans	Dollar amount of loans
GSEs	357	$71	833	$170	(a)
Monolines
MBIA	7,314	490	6,819	466
FGIC	4,608	369	1,109	164
Other	730	58	278	31
Whole-loan/other	513	81	392	88
Total number of loans and unpaid principal balance (b)	13,522	$1,069	9,431	$919

(a)
This amount is gross of any loans that would be removed due to the Fannie Mae settlement. At December 31, 2010, $48 million of outstanding claims were covered under the Fannie Mae settlement agreement.

(b)	Excludes certain populations where counterparties have requested additional documentation.
We are currently in litigation with MBIA Insurance Corporation (MBIA) and Financial Guaranty Insurance Company (FGIC) with respect to certain of their private-label securitizations. Historically we have requested that most of the repurchase demands presented to us by both MBIA and FGIC be rescinded, consistent with the repurchase process described above. As the litigation process proceeds, additional loan reviews are expected and will likely result in additional repurchase demands.
Representation and Warranty Obligation Reserve Methodology — The liability for representation and warranty obligations reflects management's best estimate of probable lifetime losses at the applicable Mortgage Companies. We consider historical and recent demand trends in establishing the reserve. The methodology used to estimate the reserve considers a variety of assumptions including borrower performance (both actual and estimated future defaults), repurchase demand behavior, historical loan defect experience, historical mortgage insurance rescission experience, and historical and estimated future loss experience, which includes projections of future home price changes as well as other qualitative factors including investor behavior. In cases where we do not have or have limited current or historical demand experience with an investor, it is difficult to predict and estimate the level and timing of any potential future demands. In such cases, we may not be able to reasonably estimate losses, and a liability is not recognized. Management monitors the adequacy of the overall reserve and makes adjustments to the level of reserve, as necessary, after consideration of other qualitative factors including ongoing dialogue and experience with counterparties.
At the time a loan is sold, an estimate of the fair value of the liability is recorded and classified in accrued expenses and other liabilities on our Consolidated Balance Sheet and recorded as a component of gain (loss) on mortgage and automotive loans, net, in our Consolidated Statement of Income. We recognize changes in the liability when additional relevant information becomes available. Changes in the liability are recorded as other operating expenses in our Consolidated Statement of Income. The repurchase reserve at December 31, 2011, relates primarily to non-GSE exposure.
Government-sponsored Enterprises — Between 2004 and 2008, the applicable Mortgage Companies sold $250.8 billion of loans to the GSEs. Each GSE has specific guidelines and criteria for sellers and servicers of loans underlying their securities. In addition, the risk of credit loss of the loan sold was generally transferred to investors upon sale of the securities into the secondary market. Conventional conforming loans were sold to either Freddie Mac or Fannie Mae, and government-insured loans were securitized with Ginnie Mae. For the year ended December 31, 2011, the applicable Mortgage Companies received repurchase claims relating to $441 million of original unpaid principal balance of which $285 million are associated with the 2004 through 2008 vintages. The remaining $156 million in repurchase claims relate to post-2008 vintages. During the year ended December 31, 2011, the applicable Mortgage Companies resolved claims with respect to $540 million of original unpaid principal balance, including settlement, repurchase, or indemnification payments related to $349 million of original unpaid principal balance, and rescinded claims related to $191 million of original unpaid principal balance. The applicable Mortgage Companies' representation and warranty obligation liability with respect to the GSEs considers the existing unresolved claims and the best estimate of future claims that could be received. The Mortgage Companies consider their experience with the GSE in evaluating its liability. During 2010, we reached agreements with Freddie Mac and Fannie Mae that, subject to certain exclusions, limits the remaining exposure of the applicable Mortgage Companies to each counterparty.
In March 2010, certain of our Mortgage Companies entered into an agreement with Freddie Mac under which we made a one-time payment to Freddie Mac for the release of repurchase obligations relating to most of the mortgage loans sold to Freddie Mac prior to January 1, 2009. This agreement does not release obligations of the applicable Mortgage Companies with respect to exposure for private-label mortgage-backed securities (MBS) in which Freddie Mac had previously invested, loans where Ally Bank is the owner of the servicing, as well as defects in certain other specified categories of loans. Further, the applicable Mortgage Companies continue to be responsible for other contractual obligations we have with Freddie Mac, including all indemnification obligations that may arise in connection with the servicing of the mortgages. The total original unpaid principal balance of loans originated prior to January 1, 2009 and where Ally Bank was the owner of

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

the servicing was $10.9 billion. For the year ended December 31, 2011, the amount of losses taken on loans repurchased relating to defects where Ally Bank was the owner of the servicing was $31 million and the amount of losses taken on loans that we have repurchased relating to defects in the other specified categories was $15 million. These other specified categories include (i) loans subject to certain state predatory lending and similar laws; (ii) groups of 25 or more mortgage loans purchased, originated, or serviced by one of our mortgage subsidiaries, the purchase, origination, or sale of which all involve a common actor who committed fraud; (iii) “non-loan-level” representations and warranties which refer to representations and warranties that do not relate to specific mortgage loans (examples of such non-loan-level representations and warranties include the requirement that our mortgage subsidiaries meet certain standards to be eligible to sell or service loans for Freddie Mac or our mortgage subsidiaries sold or serviced loans for market participants that were not acceptable to Freddie Mac); and (iv) mortgage loans that are ineligible for purchase by Freddie Mac under its charter and other applicable documents. If, however, a mortgage loan was ineligible under Freddie Mac's charter solely because mortgage insurance was rescinded (rather than for example, because the mortgage loan is secured by a commercial property), and Freddie Mac required our mortgage subsidiary to repurchase that loan because of the ineligibility, Freddie Mac would pay our mortgage subsidiary any net loss we suffered on any later liquidation of that mortgage loan.
Certain of our Mortgage Companies received subpoenas in July 2010 from the Federal Housing Finance Agency (FHFA), which is the conservator of Fannie Mae and Freddie Mac. The subpoenas relating to Fannie Mae investments have been withdrawn with prejudice. The FHFA indicated that documents provided in response to the remaining subpoenas will enable the FHFA to determine whether they believe issuers of private-label MBS are potentially liable to Freddie Mac for losses they might have incurred. Although Freddie Mac has not brought any representation and warranty claims against us with respect to private-label securities subsequent to the settlement, they may well do so in the future. The FHFA has commenced securities and related common law fraud litigation against Ally and certain of our Mortgage Companies with respect to certain of Freddie Mac's private-label securities investments. Refer to the Legal Proceedings described in Note 31 to the Consolidated Financial Statements for additional information.
On December 23, 2010, certain of our mortgage subsidiaries entered into an agreement with Fannie Mae under which we made a one-time payment to Fannie Mae for the release of repurchase obligations related to most of the mortgage loans we sold to Fannie Mae prior to June 30, 2010. The agreement also covers potential exposure for private-label MBS in which Fannie Mae had previously invested. This agreement does not release the obligations of the applicable Mortgage Companies with respect to loans where Ally Bank is the owner of the servicing, as well as for defects in certain other specified categories of loans. Further, the applicable Mortgage Companies continue to be responsible for other contractual obligations they have with Fannie Mae, including all indemnification obligations that may arise in connection with the servicing of the mortgages, and the applicable Mortgage Companies continue to be obligated to indemnify Fannie Mae for litigation or third party claims (including by borrowers) for matters that may amount to breaches of selling representations and warranties. The total original unpaid principal balance of loans originated prior to January 1, 2009 and where Ally Bank was the owner of the servicing was$24.4 billion. For the year ended December 31, 2011, the amount of losses we have taken on loans that we have repurchased relating to defects where Ally Bank was the owner of the servicing was $66 million and the amount of losses we have taken on loans that we have repurchased relating to defects in the other specified categories of loans was $13 million. These other specified categories include, among others, (i) those that violate anti-predatory laws or statutes or related regulations or that otherwise violate other applicable laws and regulations; (ii) those that have non-curable defects in title to the secured property, or that have curable title defects, to the extent our mortgage subsidiaries do not cure such defects at our subsidiary's expense; (iii) any mortgage loan in which title or ownership of the mortgage loan was defective; (iv) groups of 13 or more mortgage loans, the purchase, origination, sale, or servicing of which all involve a common actor who committed fraud; and (v) mortgage loans not in compliance with Fannie Mae Charter Act requirements (e.g., mortgage loans on commercial properties or mortgage loans without required mortgage insurance coverage). If a mortgage loan falls out of compliance with Fannie Mae Charter Act requirements because mortgage insurance coverage has been rescinded and not reinstated or replaced, upon the borrower's default our mortgage subsidiaries would have to pay to Fannie Mae the amount of insurance proceeds that would have been paid by the mortgage insurer with respect to such mortgage loan. If the amount of the loss exceeded the amount of insurance proceeds, Fannie Mae would be responsible for such excess.
The following table summarizes the changes in the original unpaid principal balance related to unresolved repurchase demands with respect to our GSE exposure. The table includes demands that we have requested be rescinded but which have not been agreed to by the investor.

($ in millions)	2011	2010
Balance at January 1,	$170	$296
New claims (a)	441	842
Resolved claims (b)	(349)	(756)
Rescinded claims/other	(191)	(212)
Balance at December 31,	$71	$170

(a)	Excludes certain populations where counterparties have requested additional documentation.

(b)	Includes losses, settlements, impairments on repurchased loans, and indemnification payments.
Monoline Insurers — Historically, the applicable Mortgage Companies securitized loans where the monolines insured all or some of the related bonds and guaranteed the timely repayment of bond principal and interest when the issuer defaults. Typically, any alleged breach requires the insurer to have both the ability to assert a claim as well as evidence that a defect has had a material and adverse effect on the interest of the security holders or the insurer. For the period 2004 through 2007, the Mortgage Companies sold $42.7 billion of loans into

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

these monoline-wrapped securitizations. During the year ended December 31, 2011, the Mortgage Companies received repurchase claims related to $265 million of original unpaid principal balance from the monolines associated with the 2004 through 2007 securitizations. The Mortgage Companies have resolved repurchase demands through indemnification payments related to $20 million of original unpaid principal balance.
We are currently in litigation with MBIA and FGIC, and additional litigation with other monolines is likely. Refer to Note 31 to the Consolidated Financial Statements for information with respect to pending litigation.
The following table summarizes the changes in our original unpaid principal balance related to unresolved repurchase demands with respect to our monoline exposure. The table includes demands that we have requested be rescinded but which have not been agreed to by the investor.

($ in millions)	2011	2010
Balance at January 1,	$661	$553
New claims (a)	265	151
Resolved claims (b)	(20)	(36)
Rescinded claims/other	11	(7)
Balance at December 31,	$917	$661

(a)	Excludes certain populations where counterparties have requested additional documentation.

(b)	Includes losses, settlements, impairments on repurchased loans, and indemnification payments.
Private-label Securitization — Historically, our Mortgage operations were very active in the securitization market selling whole loans into special-purpose entities and selling these private-label MBS to investors.
The following table summarizes the original unpaid principal balance of our domestic uninsured private-label mortgage securitization activity issued from various shelf registration statements of our subsidiaries and its corresponding majority product type and current unpaid principal balance for securitizations completed during 2004 through 2007.

($ in billions)	Original UPB		Current UPB at December 31, 2011	UPB at December 31, 2010
RFMSI (Prime)	$21.8		$8.3	$10.0
RALI (Option ARM and Alt-A)	66.7		26.2	30.7
RAMP (HELOC and Subprime)	55.9	(a)	12.9	15.0
RASC (Subprime)	36.8		8.0	9.0
RFMSII (HELOC)	0.9		0.3	0.3
Total	$182.1		$55.7	$65.0

(a)	RAMP original unpaid principal balance comprises $37.7 billion subprime, $8.8 billion prime, and $9.4 billion other.
The following table summarizes the original unpaid principal balance of our domestic insured private-label mortgage securitization activity issued from various shelf registration statements of our Mortgage Subsidiaries and its corresponding majority product type and current unpaid principal balance for securitizations completed during 2004 through 2007.

($ in billions)	Original UPB	Current UPB at December 31, 2011	UPB at December 31, 2010
RFMSI (Prime)	$1.7	$0.5	$0.6
RALI (Option ARM and Alt-A)	1.4	0.6	0.7
RAMP (HELOC and Subprime)	26.5	6.3	7.3
RASC (Subprime)	3.6	0.6	0.7
RFMSII (HELOC)	9.5	2.1	2.6
Total	$42.7	$10.1	$11.9
In general, representations and warranties provided as part of our securitization activities are less rigorous than those provided to the GSEs and generally impose higher burdens on parties seeking repurchase. In order to successfully assert a claim, it is our position that a claimant must prove a breach of the representations and warranties that materially and adversely affects the interest of the investor in the allegedly defective loan. Securitization documents typically provide the investors with a right to request that the trustee investigate and initiate a repurchase claim. However, a class of investors generally is required to coordinate with other investors in that class comprising not less than 25%, and in some cases, 50%, of the percentage interest constituting a class of securities of that class issued by the trust to pursue

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

claims for breach of representations and warranties. In addition, our private-label securitizations generally require that the servicer or trustee give notice to the other parties whenever it becomes aware of facts or circumstances that reveal a breach of representation that materially and adversely affects the interest of the certificate holders.
Regarding our securitization activities, certain of our Mortgage Companies have exposure to potential losses primarily through two avenues. First, investors, through trustees to the extent required by the applicable agreements (or monoline insurers in certain transactions), may request pursuant to applicable agreements that the applicable Mortgage Company repurchase loans or make the investor whole for losses incurred if it is determined that the applicable Mortgage Company violated representations and warranties made at the time of the sale, provided that such violations materially and adversely impacted the interests of the investor. Contractual representations and warranties are different based on the specific deal structure and investor. It is our position that litigation of these matters must proceed on a loan by loan basis. This issue is being disputed throughout the industry in various pending litigation matters. Similarly in dispute, as a matter of law, is the degree to which claimants will have to prove that the alleged breaches of representations and warranties actually caused the losses they claim to have suffered. Ultimate resolution by courts of these and other legal issues will impact litigation and treatment of non-litigated claims pursuant to similar contractual provisions. Second, investors in securitizations may attempt to achieve rescission of their investments or damages through litigation by claiming that the applicable offering documents were materially deficient. If an investor properly made and proved its allegations, the investor might attempt to claim that damages could include loss of market value on the investment even if there were little or no credit loss in the underlying loans.
Whole-loan Sales — In addition to the settlements with the GSEs noted earlier, certain of our Mortgage Companies have settled with whole-loan investors concerning alleged breaches of underwriting standards. For the year ended December 31, 2011, certain of our Mortgage Companies have received $84 million of original unpaid principal balance in repurchase claims of which $83 million are associated with the 2004 through 2008 vintages of loans sold to whole-loan investors. Certain of our Mortgage Companies resolved claims related to $91 million of original unpaid principal balance, including settlements, repurchases, indemnification payments, and rescinded claims.
The following table summarizes the changes in the original unpaid principal balance related to unresolved repurchase demands with respect to our whole-loan sales exposure.

($ in millions)	2011	2010
Balance at January 1,	$88	$70
New claims (a)	84	126
Resolved claims (b)	(34)	(44)
Rescinded claims/other	(57)	(64)
Balance at December 31,	$81	$88

(a)	Excludes certain populations where counterparties have requested additional documentation.

(b)	Includes losses, settlements, impairments on repurchased loans, and indemnification payments.
Private Mortgage Insurance
Mortgage insurance is required for certain consumer mortgage loans sold to the GSEs and certain securitization trusts and may have been in place for consumer mortgage loans sold to whole-loan investors. Mortgage insurance is typically required for first-lien consumer mortgage loans having a loan-to-value ratio at origination of greater than 80 percent. Mortgage insurers are, in certain circumstances, permitted to rescind existing mortgage insurance that covers consumer loans if they demonstrate certain loan underwriting requirements have not been met. Upon receipt of a rescission notice, the applicable Mortgage Companies will assess the notice and, if appropriate, refute the notice, or if the notice cannot be refuted, the applicable Mortgage Companies attempt to remedy the defect. In the event the mortgage insurance cannot be reinstated, the applicable Mortgage Companies may be obligated to repurchase the loan or provide an indemnification payment in the event of a loss, subject to contractual limitations. While the applicable Mortgage Companies make every effort to reinstate the mortgage insurance, they have had limited success and as a result, most of these requests result in rescission of the mortgage insurance. At December 31, 2011, the applicable Mortgage Companies have approximately $227 million in original unpaid principal balance of outstanding mortgage insurance rescission notices where we have not received a repurchase demand. However, this unpaid principal amount is not representative of expected future losses.
Private-label Mortgage-backed Securities Litigation, Repurchase Obligations, and Related Claims
We believe it is reasonably possible that losses beyond amounts currently reserved for the litigation matters described in Note 31 to the Consolidated Financial Statements and potential repurchase obligations and related claims with respect to our Mortgage Companies discussed above could occur, and such losses could have a material adverse impact on our results of operations, financial position, or cash flows. However, based on currently available information, we are unable to estimate a range of reasonably possible losses above reserves that have been established.
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

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Aggregate Contractual Obligations
The following table provides aggregated information about our outstanding contractual obligations disclosed elsewhere in our Consolidated Financial Statements.

	Payments due by period
December 31, 2011 ($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Description of obligation
Long-term debt
Total (a)	$93,930	$26,535	$34,407	$11,292	$21,696
Scheduled interest payments for fixed-rate long-term debt	26,286	3,434	4,542	3,655	14,655
Estimated interest payments for variable-rate long-term debt (b)	1,516	594	864	52	6
Estimated net payments under interest rate swap agreements (b)	72	—	—	—	72
Originate/purchase mortgages or securities	6,741	6,672	—	—	69
Commitments to provide capital to investees	56	35	3	8	10
Home equity lines of credit	2,234	207	654	502	871
Lending commitments	2,322	1,289	671	339	23
Lease commitments	316	83	129	67	37
Purchase obligations	777	291	418	47	21
Bank certificates of deposit	30,498	15,571	8,815	6,112	—
Total	$164,748	$54,711	$50,503	$22,074	$37,460

(a)
Total amount reflects the remaining principal obligation and excludes original issue discount of $2.2 billion related to the December 2008 bond exchange and fair value adjustments of $1.1 billion related to fixed-rate debt designated as a hedged item.

(b)	Estimate utilized a forecasted variable interest model, when available, or the applicable variable interest rate as of the most recent reset date prior to December 31, 2011.
The foregoing table does not include our reserves for insurance losses and loss adjustment expenses, which total $580 million at December 31, 2011. While payments due on insurance losses are considered contractual obligations because they related to insurance policies issued by us, the ultimate amount to be paid and the timing of payment for an insurance loss is an estimate subject to significant uncertainty. Furthermore, the timing on payment is also uncertain; however, the majority of the balance is expected to be paid out in less than five years. Similarly, due to uncertainty in the timing of future cash flows related to our unrecognized tax benefits, the contractual obligations detailed above do not include $198 million in unrecognized tax benefits.
The following provides a description of the items summarized in the preceding table of contractual obligations.
Long-term Debt
Amounts represent the scheduled maturity of long-term debt at December 31, 2011, assuming that no early redemptions occur. The maturity of secured debt may vary based on the payment activity of the related secured assets. The amounts presented are before the effect of any unamortized discount or fair value adjustment. Refer to Note 16 and Note 17 to the Consolidated Financial Statements for additional information on our debt obligations.
Originate/Purchase Mortgages or Securities
As part of our Mortgage operations, we enter into commitments to originate and purchase mortgages and MBS. Refer to Note 30 to the Consolidated Financial Statements for additional information.
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
Lending Commitments
Our Automotive Finance operations, Mortgage operations, and Commercial Finance Group have outstanding revolving lending commitments with customers. The amounts presented represent the unused portion of those commitments at December 31, 2011. Refer to Note 30 to the Consolidated Financial Statements for additional information.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Lease Commitments
We have obligations under various operating lease arrangements (primarily for real property) with noncancelable lease terms that expire after December 31, 2011. Refer to Note 30 to the Consolidated Financial Statements for additional information.
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
Critical Accounting Estimates
Accounting policies are integral to understanding our Management's Discussion and Analysis of Financial Condition and Results of Operations. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP) requires management to make certain judgments and assumptions, on the basis of information available at the time of the financial statements, in determining accounting estimates used in the preparation of these statements. Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements; critical accounting estimates are described in this section. An accounting estimate is considered critical if the estimate requires management to make assumptions about matters that were highly uncertain at the time the accounting estimate was made. If actual results differ from our judgments and assumptions, then it may have an adverse impact on the results of operations and cash flows. Our management has discussed the development, selection, and disclosure of these critical accounting estimates with the Audit Committee of the Board, and the Audit Committee has reviewed our disclosure relating to these estimates.
Fair Value Measurements
We use fair value measurements to record fair value adjustments to certain instruments and to determine fair value disclosures. Refer to Note 27 to the Consolidated Financial Statements for a description of valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models, and significant assumptions utilized. We follow the fair value hierarchy set forth in Note 27 to the Consolidated Financial Statements in order to prioritize the inputs utilized to measure fair value. We review and modify, as necessary, our fair value hierarchy classifications on a quarterly basis. As such, there may be reclassifications between hierarchy levels.
The following table summarizes assets and liabilities measured at fair value and the amounts measured using Level 3 inputs. The table includes recurring and nonrecurring measurements.

Year ended December 31, ($ in millions)	2011	2010
Assets at fair value	$30,172	$33,001
As a percentage of total assets	16%	19%
Liabilities at fair value	$6,299	$4,832
As a percentage of total liabilities	4%	3%
Assets at fair value using Level 3 inputs	$4,666	$6,969
As a percentage of assets at fair value	15%	21%
Liabilities at fair value using Level 3 inputs	$878	$1,090
As a percentage of liabilities at fair value	14%	23%
Level 3 assets declined 33% or $2.3 billion primarily due to a decline in mortgage servicing rights caused by a drop in interest rates and increased market volatility compared to favorable valuation adjustments in 2010. The decline in the Level 3 assets was also attributable to settlements of interests retained in securitization trusts and the fair value-elected finance receivables and loans, net. As the value of the finance receivable and loans, net declined, the value of the related on-balance sheet securitization debt also declined, which was the primary reason Level 3 liabilities declined by 19% or $212 million. The on-balance sheet securitization debt is also at fair value under the fair value option election.
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

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

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
Allowance for Loan Losses
We maintain an allowance for loan losses (the allowance) to absorb probable loan credit losses inherent in the held-for-investment portfolio, excluding those measured at fair value in accordance with applicable accounting standards. The allowance is maintained at a level that management considers to be adequate based upon ongoing quarterly assessments and evaluations of collectability and historical loss experience in our lending portfolio. The allowance is management's estimate of incurred losses in our lending portfolio and involves significant judgment. Management performs quarterly analysis of these portfolios to determine if impairment has occurred and to assess the adequacy of the allowance based on historical and current trends and other factors affecting credit losses. Additions to the allowance are charged to current period earnings through the provision for loan losses; amounts determined to be uncollectible are charged directly against the allowance, while amounts recovered on previously charged-off accounts increase the allowance. Determining the appropriateness of the allowance requires management to exercise significant judgment about matters that are inherently uncertain, including the timing, frequency, and severity of credit losses that could materially affect the provision for loan losses and, therefore, net income. The methodology for determining the amount of the allowance differs between the consumer automobile, consumer mortgage, and commercial portfolio segments. For additional information regarding our portfolio segments and classes, refer to Note 9 to the Consolidated Financial Statements. While we attribute portions of the allowance across our lending portfolios, the entire allowance is available to absorb probable loan losses inherent in our total lending portfolio.
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
The commercial loan portfolio segment is primarily composed of larger-balance, nonhomogeneous exposures within our Automotive Finance operations, Commercial Finance Group, and Mortgage operations. These loans are primarily evaluated individually and are risk-rated based on borrower, collateral, and industry-specific information that management believes is relevant in determining the occurrence of a loss event and measuring impairment. A loan is considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement based on current information and events. Management establishes specific allowances for commercial loans determined to be individually impaired based on the present value of expected future cash flows, discounted at the loans' effective interest rate, observable market price or the fair value of collateral, whichever is determined to be the most appropriate. Estimated costs to sell or realize the value of the collateral on a discounted basis are included in the impairment measurement, when appropriate. In addition to the specific allowances for impaired loans, loans that are not identified as individually impaired are grouped into pools based on similar risk characteristics and collectively evaluated. These allowances are based on historical loss experience, concentrations, current economic conditions, and performance trends within specific geographic locations. The commercial historical loss experience is updated quarterly to incorporate the most recent data reflective of the current economic environment.
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

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Valuation of Automobile Lease Assets and Residuals
We have significant investments in vehicles in our operating lease portfolio. In accounting for operating leases, management must make a determination at the beginning of the lease contract of the estimated realizable value (i.e., residual value) of the vehicle at the end of the lease. Residual value represents an estimate of the market value of the vehicle at the end of the lease term, which typically ranges from two to four years. We establish risk adjusted residual values based on independently published residuals. Risk adjustments are determined at lease inception and are based on current auction results adjusted for key variables that historically have shown an impact on auction values (as further described in the Lease Residual Risk discussion in the Risk Management section of this MD&A). The customer is obligated to make payments during the term of the lease for the difference between the purchase price and the contract residual value. However, since the customer is not obligated to purchase the vehicle at the end of the contract, we are exposed to a risk of loss to the extent the value of the vehicle is below the residual value estimated at contract inception. Management periodically performs a detailed review of the estimated realizable value of leased vehicles to assess the appropriateness of the carrying value of lease assets.
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
In addition to estimating the residual value at lease termination, we must also evaluate the current value of the operating lease assets and test for impairment to the extent necessary in accordance with applicable accounting standards. Impairment is determined to exist if the undiscounted expected future cash flows (including the expected residual value) are lower than the carrying value of the asset. There were no such impairment charges in 2011 or 2010.
Our depreciation methodology on operating lease assets considers management's expectation of the value of the vehicles upon lease termination, which is based on numerous assumptions and factors influencing used vehicle values. The critical assumptions underlying the estimated carrying value of automobile lease assets include: (1) estimated market value information obtained and used by management in estimating residual values, (2) proper identification and estimation of business conditions, (3) our remarketing abilities, and (4) automotive manufacturer vehicle and marketing programs. Changes in these assumptions could have a significant impact on the value of the lease residuals. Expected residual values include estimates of payments from automotive manufacturers related to residual support and risk-sharing agreements. To the extent an automotive manufacturer is not able to fully honor its obligation relative to these agreements, our depreciation expense would be negatively impacted.
Valuation of Mortgage Servicing Rights
Mortgage servicing rights represent the capitalized value of the right to receive future cash flows from the servicing of mortgage loans for others. Mortgage servicing rights are a significant source of value derived from the sale or securitization of mortgage loans. Because residential mortgage loans typically contain a prepayment option, borrowers may often elect to prepay their mortgage loans by refinancing at lower rates during declining interest rate environments. The borrower's ability to prepay is at times impacted by other factors in the current environment that may limit their eligibility to access a refinance (e.g. a high loan-to-value ratio). When this occurs, the stream of cash flows generated from servicing the original mortgage loan is terminated. As such, the market value of mortgage servicing rights has historically been very sensitive to changes in interest rates and tends to decline as market interest rates decline and increase as interest rates rise.
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

•
Prepayment — The most significant drivers of mortgage servicing rights value are actual and forecasted portfolio prepayment behavior. Prepayment speeds represent the rate at which borrowers repay their mortgage loans prior to scheduled maturity. Prepayment speeds are influenced by a number of factors such as the value of collateral, competitive market factors, government programs or incentives, or levels of foreclosure activity. However, the most significant factor influencing prepayment speeds is generally the interest rate environment. As interest rates rise, prepayment speeds generally slow, and as interest rates decline, prepayment speeds generally accelerate. When mortgage loans are paid or expected to be paid earlier than originally estimated, the expected future cash flows associated with servicing such loans are reduced. We primarily use third-party models to project residential mortgage loan payoffs. In other cases, we estimate prepayment speeds based on historical and expected future

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

prepayment rates. We measure model performance by comparing prepayment predictions against actual results at both the portfolio and product level.

•
Discount rate — The cash flows of our mortgage servicing rights are discounted at prevailing market rates, which include an appropriate risk-adjusted spread, which management believes approximates yields required by investors for these assets.

•
Base mortgage rate — The base mortgage rate represents the current market interest rate for newly originated mortgage loans. This rate is a key component in estimating prepayment speeds of our portfolio because the difference between the current base mortgage rate and the interest rates on existing loans in our portfolio is an indication of the borrower's likelihood to refinance.

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

•
Review and compare data provided by an independent third-party broker. We evaluate and compare our fair value price, multiples, and underlying assumptions to data provided by independent third-party broker, including prepayment speeds, discount rates, cost to service, and fair value multiples.

•	Review and compare pricing of publicly traded interest-only securities. We evaluate and compare our fair value to publicly traded interest-only stripped MBS by age and coupon for reasonableness.

•	Review and compare fair value price and multiples. We evaluate and compare our fair value price and multiples to market fair value price and multiples in external surveys produced by third parties.

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

We generally expect our valuation to be within a reasonable range of that implied by these tests. Changes in these assumptions could have a significant impact on the determination of fair market value. In order to develop our best estimate of fair value, management reviews and analyzes the output from the models and may adjust the reserves to take into consideration other factors that may not be captured. If we determine our valuation has exceeded the reasonable range, we may adjust it accordingly. At December 31, 2011, based on the market information obtained, we determined that our mortgage servicing rights valuations and assumptions used to value those servicing rights were reasonable and consistent with what an independent market participant would use to value the asset.
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
Goodwill impairment testing involves managements' judgment, requiring an assessment of whether the carrying value of the reporting unit can be supported by the fair value of the individual reporting unit using widely accepted valuation techniques, such as the market approach (earnings, transaction, and/or pricing multiples) and discounted cash flow methods. In applying these methodologies we utilize a number of factors, including actual operating results, future business plans, economic projections, and market data. A combination of

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

methodologies is used and weighted appropriately for each reporting unit. If actual results differ from these estimates, it may have an adverse impact on the valuation of goodwill that could result in a reduction of the excess over carrying value and possible impairment of goodwill. At December 31, 2011, we did not have material goodwill at our reporting units that is at risk of failing Step 1 of the goodwill impairment test.
Determination of Reserves for Insurance Losses and Loss Adjustment Expenses
Our Insurance operations include an array of insurance underwriting, including vehicle service contracts and consumer products that create a liability for unpaid losses and loss adjustment expenses incurred (further described in the Insurance section of this MD&A). The reserve for insurance losses and loss adjustment expenses represents an estimate of our liability for the unpaid cost of insured events that have occurred as of a point in time but have not yet been paid. More specifically, it represents the accumulation of estimates for reported losses and an estimate for losses incurred, but not reported, including claims adjustment expenses at the end of any given accounting period.
Our Insurance operations' claim personnel estimate reported losses based on individual case information or average payments for categories of claims. An estimate for current incurred, but not reported, claims is also recorded based on the actuarially determined expected loss ratio for a particular product, which also considers significant events that might change the expected loss ratio, such as severe weather events and the estimates for reported claims. These estimates of the reserves are reviewed regularly by product line management, by actuarial and accounting staffs, and ultimately, by senior management.
Our Insurance operations' actuaries assess reserves for each business at the lowest meaningful level of homogeneous data in each type of insurance, such as general or product liability and automobile physical damage. The purpose of these assessments is to confirm the reasonableness of the reserves carried by each of the individual subsidiaries and product lines and, thereby, the Insurance operations' overall carried reserves. The selection of an actuarial methodology is judgmental and depends on variables such as the type of insurance, its expected payout pattern, and the manner in which claims are processed. Special characteristics such as deductibles, reinsurance recoverable, or special policy provisions are also considered in the reserve estimation process. Estimates for salvage and subrogation recoverable are recognized at the time losses are incurred and netted against the provision for losses. Our reserves include a liability for the related costs that are expected to be incurred in connection with settling and paying the claim. These loss adjustment expenses are generally established as a percentage of loss reserves. Our reserve process considers the actuarially calculated reserves based on prior patterns of claim incurrence and payment and the degree of incremental volatility associated with the underlying risks for the types of insurance; it represents management's best estimate of the ultimate liability. Since the reserves are based on estimates, the ultimate liability may be more or less than our reserves. Any necessary adjustments, which may be significant, are included in earnings in the period in which they are deemed necessary. These changes may be material to our results of operations and financial condition and could occur in a future period.
Our determination of the appropriate reserves for insurance losses and loss adjustment expenses for significant business components is based on numerous assumptions that vary based on the underlying business and related exposure.

•
Vehicle service contracts — Vehicle service contract losses are generally reported and settled quickly through dealership service departments resulting in a relatively small balance of outstanding claims at any point in time relative to the volume of claims processed annually. Vehicle service contract claims are primarily composed of parts and labor for repair or replacement of the affected components or systems. Changes in the cost of replacement parts and labor rates will affect the cost of settling claims. Considering the short time frame between a claim being incurred and paid, changes in key assumptions (e.g., part prices, labor rates) would have a minimal impact on the loss reserve as of a point in time. The loss reserve amount is influenced by the estimate of the lag between vehicles being repaired at dealerships and the claim being reported by the dealership.

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

At December 31, 2011, we concluded that our insurance loss reserves were reasonable and appropriate based on the assumptions and data used in determining the estimate. However, because insurance liabilities are based on estimates, the actual claims ultimately paid may vary from the estimates.
Legal and Regulatory Reserves
Our legal and regulatory reserves reflect management's best estimate of probable losses on legal and regulatory matters. As a legal or regulatory matter develops, management, in conjunction with internal and external counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is both probable and estimable. If, at the time of evaluation, the loss contingency related to a legal or regulatory matter is not both probable and estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and estimable. When the loss contingency related to a legal or regulatory matter is deemed to be both probable and estimable, we will establish a liability with respect to such loss contingency and record a corresponding amount to

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

other operating expenses. To estimate the probable loss, we evaluate the individual facts and circumstances of the case including information learned through the discovery process, rulings on dispositive motions, settlement discussions, our prior history with similar matters and other rulings by courts, arbitrators or others. The reserves are continuously monitored and updated to reflect the most recent information related to each matter.
Additionally, in matters for which a loss event is not deemed probable, but rather reasonably possible to occur, we would attempt to estimate a loss or range of loss related to that event, if possible. For these matters, we do not record a liability. However, if we are able to estimate a loss or range of loss, we would disclose this loss, if it is material to our financial statements. To estimate a range of probable or reasonably possible loss, we evaluate each individual case in the manner described above. We do not accrue for matters for which a loss event is deemed remote.
For details regarding the nature of all material contingencies, refer to Note 31 to the Consolidated Financial Statements.
Loan Repurchase and Obligations Related to Loan Sales
The liability for representation and warranty obligations reflects management's best estimate of probable lifetime loss. We consider historic and recent demand trends in establishing the reserve. The methodology used to estimate the reserve considers a variety of assumptions including borrower performance (both actual and estimated future defaults), repurchase demand behavior, historic loan defect experience, historic and estimated future loss experience, which includes projections of future home price changes as well as other qualitative factors including investor behavior. In cases where we do not have or have limited current or historical demand experience with an investor, because of the inherent difficulty in predicting the level and timing of future demands, if any, losses cannot currently be reasonably estimated, and a liability is not recognized. Management monitors the adequacy of the overall reserve and makes adjustments to the level of reserve, as necessary, after consideration of other qualitative factors including ongoing dialogue with counterparties.
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
Our income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management's best assessment of estimated future taxes to be paid. We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.
Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise we consider all available positive and negative evidence including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, we begin with historical results adjusted for the results of discontinued operations and changes in accounting policies and incorporate assumptions including the amount of future state, federal and foreign pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss). For the years ended December 31, 2011 and 2010, we have concluded that the negative evidence is more objective and therefore outweighs the positive evidence, and therefore we have recorded total valuation allowances on net deferred tax assets of $2.2 billion and $2.0 billion, respectively.
A sustained period of profitability in our U.S. operations is required before we would change our judgment regarding the need for a full valuation allowance against our net U.S. deferred tax assets. Our cumulative pretax losses in the three-year period ending with the current quarter are significant objectively verifiable negative evidence regarding future profitability. However, weight of this negative evidence decreased during 2011 as losses incurred during 2008 became more distant. We continue to believe, however, that losses experienced in the previous three-year period serve as negative evidence outweighing subjectively determined positive evidence, and accordingly, we have not changed our judgment regarding the need for a valuation allowance against our U.S. net deferred tax assets at December 31, 2011. Looking forward, continued decreases in negative objective evidence could potentially lead to a reversal of a portion of our U.S. valuation allowance in 2012. Until such time, utilization of tax attributes to offset U.S.-based taxable income will continue to reduce the overall level of our U.S. deferred tax assets and related valuation allowance.
For additional information regarding our provision for income taxes, refer to Note 25 to the Consolidated Financial Statements.
Recently Issued Accounting Standards
Refer to Note 1 to the Consolidated Financial Statements for further information related to recently adopted and recently issued accounting standards.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Statistical Tables
The accompanying supplemental information should be read in conjunction with the more detailed information, including our Consolidated Financial Statements and the notes thereto, which appear elsewhere in this Annual Report.
Net Interest Margin Tables
The following tables present an analysis of net interest margin excluding discontinued operations for the periods shown.

	2011			2010			2009
Year ended December 31, ($ in millions)	Average balance (a)	Interest income/ interest expense	Yield/ rate	Average balance (a)	Interest income/ interest expense	Yield/ rate	Average balance (a)	Interest income/ interest expense	Yield/ rate
Assets
Interest-bearing cash and cash equivalents	$12,376	$54	0.44%	$13,964	$69	0.49%	$14,065	$98	0.70%
Trading assets	366	19	5.19	252	15	5.95	985	132	13.40
Investment securities (b)	14,551	373	2.56	11,312	339	3.00	9,446	211	2.23
Loans held-for-sale, net	9,365	332	3.55	13,506	601	4.45	12,542	416	3.32
Finance receivables and loans, net (c) (d)	110,650	6,635	6.00	92,224	6,546	7.10	92,567	6,471	6.99
Investment in operating leases, net (e)	9,031	1,260	13.95	12,064	1,693	14.03	21,441	1,916	8.94
Total interest-earning assets	156,339	8,673	5.55	143,322	9,263	6.46	151,046	9,244	6.12
Noninterest-bearing cash and cash equivalents	1,305			686			1,144
Other assets	24,948			35,040			28,910
Allowance for loan losses	(1,756)			(2,363)			(3,208)
Total assets	$180,836			$176,685			$177,892
Liabilities
Interest-bearing deposit liabilities	$41,136	$700	1.70%	$33,355	$641	1.92%	$24,159	$677	2.80%
Short-term borrowings	7,209	314	4.36	7,601	324	4.26	9,356	465	4.97
Long-term debt (f) (g) (h)	90,410	5,209	5.76	87,270	5,701	6.53	97,939	5,949	6.07
Total interest-bearing liabilities (f) (g) (i)	138,755	6,223	4.48	128,226	6,666	5.20	131,454	7,091	5.39
Noninterest-bearing deposit liabilities	2,239			2,082			1,955
Total funding sources (g) (j)	140,994	6,223	4.41	130,308	6,666	5.12	133,409	7,091	5.32
Other liabilities	19,682			25,666			20,231
Total liabilities	160,676			155,974			153,640
Total equity	20,160			20,711			24,252
Total liabilities and equity	$180,836			$176,685			$177,892
Net financing revenue		$2,450			$2,597			$2,153
Net interest spread (k)			1.07%			1.26%			0.73%
Net interest spread excluding original issue discount (k)			1.79%			2.32%			1.75%
Net interest spread excluding original issue discount and including noninterest-bearing deposit liabilities (k)			1.85%			2.38%			1.82%
Net yield on interest earning assets (l)			1.57%			1.81%			1.43%
Net yield on interest earning assets excluding original issue discount (l)			2.15%			2.65%			2.18%

(a)	Average balances are calculated using a combination of monthly and daily average methodologies.

(b)
Excludes income on equity investments of $25 million, $17 million and $9 million at December 31, 2011, 2010 and 2009, respectively. Yields on available-for-sale debt securities are based on fair value as opposed to historical cost.

(c)
Nonperforming finance receivables and loans are included in the average balances. For information on our accounting policies regarding nonperforming status refer to Note 1 to the Consolidated Financial Statements.

(d)	Includes other interest income of $20 million, $9 million and $92 million at December 31, 2011, 2010 and 2009, respectively.

(e)
Includes gains on sale of $395 million, $723 million and $530 million during the year ended December 31, 2011, 2010 and 2009, respectively. Excluding these gains on sale, the yield would be 9.58%, 8.04% and 9.64% at December 31, 2011, 2010 and 2009, respectively.

(f)	Includes the effects of derivative financial instruments designated as hedges.

(g)
Average balance includes $2,522 million, $3,710 million and $4,804 million related to original issue discount at December 31, 2011, 2010 and 2009, respectively. Interest expense includes original issue discount amortization of $912 million, $1,204 million and $1,143 million during the year ended December 31, 2011, 2010 and 2009, respectively.

(h)	Excluding original issue discount the rate on long-term debt was 4.62%, 4.94% and 4.68% at December 31, 2011, 2010 and 2009, respectively.

(i)	Excluding original issue discount the rate on total interest-bearing liabilities was 3.76%, 4.14% and 4.37% at December 31, 2011, 2010 and 2009, respectively.

(j)	Excluding original issue discount the rate on total funding sources is 3.70%, 4.08% and 4.30% at December 31, 2011, 2010, and 2009, respectively.

(k)	Net interest spread represents the difference between the rate on total interest earning assets and the rate on total interest-bearing liabilities.

(l)	Net yield on interest earning assets represents net financing revenue as a percentage of total interest earning assets.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

The following table presents an analysis of the changes in net interest income, volume and rate.

	2011 vs 2010 Increase (decrease) due to (a)			2010 vs 2009 Increase (decrease) due to (a)
Year ended December 31, ($ in millions)	Volume	Yield/ rate	Total	Volume	Yield/ rate	Total
Assets
Interest-bearing cash and cash equivalents	$(8)	$(7)	$(15)	$(1)	$(28)	$(29)
Trading assets	6	(2)	4	(67)	(50)	(117)
Investment securities	88	(54)	34	47	81	128
Loans held-for-sale, net	(162)	(107)	(269)	34	151	185
Finance receivables and loans, net	1,193	(1,104)	89	(24)	99	75
Investment in operating leases, net	(423)	(10)	(433)	(1,045)	822	(223)
Total interest-earning assets	$694	$(1,284)	$(590)	$(1,056)	$1,075	$19
Liabilities
Interest-bearing deposit liabilities	$138	$(79)	$59	$213	$(249)	$(36)
Short-term borrowings	(17)	7	(10)	(80)	(61)	(141)
Long-term debt	199	(691)	(492)	(677)	429	(248)
Total interest-bearing liabilities	320	(763)	(443)	(544)	119	(425)
Net financing revenue	$374	$(521)	$(147)	$(512)	$956	$444

(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Outstanding Finance Receivables and Loans
The following table presents the composition of our on-balance sheet finance receivables and loans.

December 31, ($ in millions)	2011	2010	2009	2008	2007
Consumer
Domestic
Consumer automobile	$46,576	$34,604	$12,514	$16,281	$20,030
Consumer mortgage
1st Mortgage	6,997	7,057	7,960	13,542	24,941
Home equity	3,575	3,964	4,238	7,777	9,898
Total domestic	57,148	45,625	24,712	37,600	54,869
Foreign
Consumer automobile	16,883	16,650	17,731	21,705	25,576
Consumer mortgage
1st Mortgage	256	742	405	4,604	7,320
Home equity	—	—	1	54	4
Total foreign	17,139	17,392	18,137	26,363	32,900
Total consumer loans	74,287	63,017	42,849	63,963	87,769
Commercial
Domestic
Commercial and industrial
Automobile (a)	26,552	24,944	19,604	16,913	17,463
Mortgage	1,887	1,540	1,572	1,627	3,001
Other	1,178	1,795	2,688	3,257	3,430
Commercial real estate
Automobile	2,331	2,071	2,008	1,941	—
Mortgage	—	1	121	1,696	2,943
Total domestic	31,948	30,351	25,993	25,434	26,837
Foreign
Commercial and industrial
Automobile (b)	8,265	8,398	7,943	10,749	11,922
Mortgage	24	41	96	195	614
Other	63	312	437	960	1,704
Commercial real estate
Automobile	154	216	221	167	—
Mortgage	14	78	162	260	536
Total foreign	8,520	9,045	8,859	12,331	14,776
Total commercial loans	40,468	39,396	34,852	37,765	41,613
Total finance receivables and loans (c)	$114,755	$102,413	$77,701	$101,728	$129,382
Loans held-for-sale	$8,557	$11,411	$20,625	$7,919	$20,559

(a)	Amount includes Notes Receivable from General Motors of $3 million at December 31, 2009.

(b)	Amounts include Notes Receivable from General Motors of $529 million, $484 million, $908 million, $1.7 billion, and $1.9 billion at December 31, 2011, 2010, 2009, 2008, and 2007, respectively.

(c)	Includes historical cost, fair value, and repurchased loans.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Nonperforming Assets
The following table summarizes the nonperforming assets in our on-balance sheet portfolio.

December 31, ($ in millions)	2011	2010	2009	2008
Consumer
Domestic
Consumer automobile	$139	$129	$267	$294
Consumer mortgage
1st Mortgage	316	452	782	2,547
Home equity	91	108	114	540
Total domestic	546	689	1,163	3,381
Foreign
Consumer automobile	89	78	119	125
Consumer mortgage
1st Mortgage	142	261	33	1,034
Home equity	—	—	—	—
Total foreign	231	339	152	1,159
Total consumer (a)	777	1,028	1,315	4,540
Commercial
Domestic
Commercial and industrial
Automobile	105	261	281	1,448
Mortgage	—	—	37	140
Other	22	37	856	64
Commercial real estate
Automobile	56	193	256	153
Mortgage	—	1	56	1,070
Total domestic	183	492	1,486	2,875
Foreign
Commercial and industrial
Automobile	118	35	66	7
Mortgage	—	40	35	—
Other	15	97	131	19
Commercial real estate
Automobile	11	6	24	2
Mortgage	12	70	141	143
Total foreign	156	248	397	171
Total commercial (b)	339	740	1,883	3,046
Total nonperforming finance receivables and loans	1,116	1,768	3,198	7,586
Foreclosed properties	82	150	255	787
Repossessed assets (c)	56	47	58	95
Total nonperforming assets	$1,254	$1,965	$3,511	$8,468
Loans held-for-sale	$2,820	$3,273	$3,390	$731

(a)
Interest revenue that would have been accrued on total consumer finance receivables and loans at original contractual rates was $100 million during the year ended December 31, 2011. Interest income recorded for these loans was $48 million during the year ended December 31, 2011.

(b)
Interest revenue that would have been accrued on total commercial finance receivables and loans at original contractual rates was $41 million during the year ended December 31, 2011. Interest income recorded for these loans was $25 million during the year ended December 31, 2011.

(c)	Repossessed assets exclude $3 million, $14 million, $23 million, and $34 million of repossessed operating lease assets at December 31, 2011, 2010, 2009, and 2008, respectively.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Accruing Finance Receivables and Loans Past Due 90 Days or More
The following table presents our on-balance sheet accruing loans past due 90 days or more as to principal and interest.

December 31, ($ in millions)	2011	2010	2009	2008
Consumer
Domestic
Consumer automobile	$—	$—	$—	$19
Consumer mortgage
1st Mortgage	1	1	1	33
Home equity	—	—	—	—
Total domestic	1	1	1	52
Foreign
Consumer automobile	3	5	5	40
Consumer mortgage
1st Mortgage	—	—	1	—
Home equity	—	—	—	—
Total foreign	3	5	6	40
Total consumer	4	6	7	92
Commercial
Domestic
Commercial and industrial
Automobile	—	—	—	—
Mortgage	—	—	—	—
Other	—	—	—	—
Commercial real estate
Automobile	—	—	—	—
Mortgage	—	—	—	—
Total domestic	—	—	—	—
Foreign
Commercial and industrial
Automobile	—	—	—	—
Mortgage	—	—	—	—
Other	—	—	3	—
Commercial real estate
Automobile	—	—	—	—
Mortgage	—	—	—	—
Total foreign	—	—	3	—
Total commercial	—	—	3	—
Total accruing finance receivables and loans past due 90 days or more	$4	$6	$10	$92
Loans held-for-sale	$73	$25	$33	$7

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Allowance for Loan Losses
The following table presents an analysis of the activity in the allowance for loan losses on finance receivables and loans.

($ in millions)	2011	2010	2009	2008	2007
Balance at January 1,	$1,873	$2,445	$3,433	$2,755	$3,576
Cumulative effect of change in accounting principles (a)	—	222	—	(616)	(1,540)
Charge-offs
Domestic	(667)	(1,297)	(3,380)	(2,192)	(2,398)
Foreign	(213)	(349)	(633)	(347)	(293)
Write-downs related to transfers to held-for-sale	—	—	(3,438)	—	—
Total charge-offs	(880)	(1,646)	(7,451)	(2,539)	(2,691)
Recoveries
Domestic	227	363	276	219	224
Foreign	100	85	76	71	74
Total recoveries	327	448	352	290	298
Net charge-offs	(553)	(1,198)	(7,099)	(2,249)	(2,393)
Provision for loan losses	219	442	5,603	3,102	3,038
Discontinued operations	—	(4)	567	308	29
Other	(36)	(34)	(59)	133	45
Balance at December 31,	$1,503	$1,873	$2,445	$3,433	$2,755

(a)	Effect of change in accounting principle due to adoption of ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Allowance for Loan Losses by Type
The following table summarizes the allocation of the allowance for loan losses by product type.

	2011		2010		2009		2008		2007
December 31, ($ in millions)	Amount	% of total	Amount	% of total	Amount	% of total	Amount	% of total	Amount	% of total
Consumer
Domestic
Consumer automobile	$600	39.9	$769	41.0	$772	31.6	$1,115	32.5	$1,033	37.5
Consumer mortgage
1st Mortgage	275	18.3	322	17.2	387	15.8	525	15.3	540	19.6
Home equity	237	15.8	256	13.7	251	10.3	177	5.2	243	8.8
Total domestic	1,112	74.0	1,347	71.9	1,410	57.7	1,817	53.0	1,816	65.9
Foreign
Consumer automobile	166	11.1	201	10.7	252	10.2	279	8.1	276	10.0
Consumer mortgage
1st Mortgage	4	0.2	2	0.1	2	0.1	409	11.9	49	1.8
Home equity	—	—	—	—	—	—	31	0.9	—	—
Total foreign	170	11.3	203	10.8	254	10.3	719	20.9	325	11.8
Total consumer loans	1,282	85.3	1,550	82.7	1,664	68.0	2,536	73.9	2,141	77.7
Commercial
Domestic
Commercial and industrial
Automobile	62	4.0	73	3.9	157	6.4	178	5.2	36	1.3
Mortgage	1	0.1	—	—	10	0.4	93	2.7	483	17.5
Other	52	3.5	97	5.2	322	13.2	65	1.9	66	2.4
Commercial real estate
Automobile	39	2.6	54	2.9	—	—	—	—	—	—
Mortgage	—	—	—	—	54	2.2	458	13.3	—	—
Total domestic	154	10.2	224	12.0	543	22.2	794	23.1	585	21.2
Foreign
Commercial and industrial
Automobile	48	3.2	33	1.7	54	2.2	45	1.3	26	1.0
Mortgage	10	0.7	12	0.7	20	0.8	3	0.1	—	—
Other	1	0.1	39	2.1	111	4.6	9	0.3	3	0.1
Commercial real estate
Automobile	3	0.2	2	0.1	—	—	—	—	—	—
Mortgage	5	0.3	13	0.7	53	2.2	46	1.3	—	—
Total foreign	67	4.5	99	5.3	238	9.8	103	3.0	29	1.1
Total commercial loans	221	14.7	323	17.3	781	32.0	897	26.1	614	22.3
Total allowance for loan losses	$1,503	100.0	$1,873	100.0	$2,445	100.0	$3,433	100.0	$2,755	100.0

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Deposit Liabilities
The following table presents the average balances and interest rates paid for types of domestic and foreign deposits.

	2011		2010		2009
Year ended December 31, ($ in millions)	Average balance (a)	Average deposit rate	Average balance (a)	Average deposit rate	Average balance (a)	Average deposit rate
Domestic deposits
Noninterest-bearing deposits	$2,237	—%	$2,071	—%	$1,955	—%
Interest-bearing deposits
Savings and money market checking accounts	9,696	0.88	8,015	1.21	5,941	1.66
Certificates of deposit	26,109	1.77	21,153	2.04	16,401	3.33
Dealer deposits	1,685	3.87	1,288	4.00	671	4.09
Total domestic deposit liabilities	39,727	1.55	32,527	1.78	24,968	2.70
Foreign deposits
Noninterest-bearing deposits	2	—	11	—	—	—
Interest-bearing deposits
Savings and money market checking accounts	1,158	2.03	550	2.01	117	6.57
Certificates of deposit	2,166	2.23	2,107	2.83	1,029	2.25
Dealer deposits	322	4.30	242	4.47	—	—
Total foreign deposit liabilities	3,648	2.35	2,910	2.80	1,146	2.69
Total deposit liabilities	$43,375	1.61%	$35,437	1.86%	$26,114	2.70%

(a)	Average balances are calculated using a combination of monthly and daily average methodologies.
The following table presents the amount of domestic certificates of deposit in denominations of $100 thousand or more segregated by time remaining until maturity.

December 31, 2011 ($ in millions)	Three months or less	Over three months through six months	Over six months through twelve months	Over twelve months	Total
Domestic certificates of deposit ($100,000 or more)	$1,531	$1,750	$2,748	$3,956	$9,985

Quantitative and Qualitative Disclosures about Market Risk
Ally Financial Inc. • Form 10-K

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
Refer to the Market Risk and the Operational Risk sections of Item 7, Management's Discussion and Analysis.

Management's Report on Internal Control over Financial Reporting
Ally Financial Inc. • Form 10-K

Item 8.    Financial Statements and Supplementary Data
Ally management is responsible for establishing and maintaining effective internal control over financial reporting. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Senior Executive Vice President of Finance and Corporate Planning to provide reasonable assurance regarding the reliability of financial reporting and the preparation of published financial statements in accordance with generally accepted accounting principles.
The Company's internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Consolidated Financial Statements in conformity with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the Consolidated Financial Statements.
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
Management conducted, under the supervision of the Company's Chief Executive Officer and Senior Executive Vice President of Finance and Corporate Planning, an evaluation of the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria.
Based on the assessment performed, management concluded that at December 31, 2011, Ally's internal control over financial reporting was effective based on the COSO criteria.
The independent registered public accounting firm, Deloitte & Touche LLP, has audited the Consolidated Financial Statements of Ally and has issued an attestation report on our internal control over financial reporting at December 31, 2011, as stated in its report, which is included herein.

/S/ MICHAEL A. CARPENTER	/S/ JEFFREY J. BROWN
Michael A. Carpenter	Jeffrey J. Brown
Chief Executive Officer	Senior Executive Vice President of Finance and Corporate Planning
February 28, 2012	February 28, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Ally Financial Inc.:
We have audited the accompanying Consolidated Balance Sheet of Ally Financial Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related Consolidated Statements of Income, Comprehensive Income, Changes in Equity, and Cash Flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2012, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Detroit, Michigan
February 28, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Ally Financial Inc.:
We have audited the internal control over financial reporting of Ally Financial Inc. and subsidiaries (the “Company”) as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, as stated in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011, of the Company and our report dated February 28, 2012, expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Detroit, Michigan
February 28, 2012

Consolidated Statement of Income
Ally Financial Inc. • Form 10-K

Year ended December 31, ($ in millions)	2011	2010	2009
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$6,635	$6,546	$6,471
Interest on loans held-for-sale	332	601	416
Interest on trading assets	19	15	132
Interest and dividends on available-for-sale investment securities	398	356	220
Interest-bearing cash	54	69	98
Operating leases	2,298	3,596	5,435
Total financing revenue and other interest income	9,736	11,183	12,772
Interest expense
Interest on deposits	700	641	677
Interest on short-term borrowings	314	324	465
Interest on long-term debt	5,209	5,701	5,949
Total interest expense	6,223	6,666	7,091
Depreciation expense on operating lease assets	1,038	1,903	3,519
Net financing revenue	2,475	2,614	2,162
Other revenue
Servicing fees	1,358	1,493	1,467
Servicing asset valuation and hedge activities, net	(789)	(394)	(1,104)
Total servicing income, net	569	1,099	363
Insurance premiums and service revenue earned	1,573	1,750	1,861
Gain on mortgage and automotive loans, net	470	1,261	799
(Loss) gain on extinguishment of debt	(64)	(123)	665
Other gain on investments, net	294	504	162
Other income, net of losses	754	537	190
Total other revenue	3,596	5,028	4,040
Total net revenue	6,071	7,642	6,202
Provision for loan losses	219	442	5,603
Noninterest expense
Compensation and benefits expense	1,574	1,576	1,517
Insurance losses and loss adjustment expenses	713	820	992
Other operating expenses	3,498	3,665	4,999
Total noninterest expense	5,785	6,061	7,508
Income (loss) from continuing operations before income tax expense	67	1,139	(6,909)
Income tax expense from continuing operations	179	153	74
Net (loss) income from continuing operations	(112)	986	(6,983)
(Loss) income from discontinued operations, net of tax	(45)	89	(3,315)
Net (loss) income	$(157)	$1,075	$(10,298)
Statement continues on the next page.
The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Income
Ally Financial Inc. • Form 10-K

Year ended December 31, ($ in millions except per share data)	2011	2010	2009
Net loss attributable to common shareholders
Net (loss) income from continuing operations	$(112)	$986	$(6,983)
Preferred stock dividends — U.S. Department of Treasury	(534)	(963)	(855)
Preferred stock dividends	(260)	(282)	(370)
Impact of preferred stock conversion and related amendment	—	(616)	—
Impact of preferred stock amendment	32	—	—
Net loss from continuing operations attributable to common shareholders (a)	(874)	(875)	(8,208)
(Loss) income from discontinued operations, net of tax	(45)	89	(3,315)
Net loss attributable to common shareholders	$(919)	$(786)	$(11,523)
Basic weighted-average common shares outstanding	1,330,970	800,597	529,392
Diluted weighted-average common shares outstanding (a)	1,330,970	800,597	529,392
Basic earnings per common share
Net loss from continuing operations	$(658)	$(1,092)	$(15,503)
(Loss) income from discontinued operations, net of tax	(33)	111	(6,262)
Net loss	$(691)	$(981)	$(21,765)
Diluted earnings per common share (a)
Net loss from continuing operations	$(658)	$(1,092)	$(15,503)
(Loss) income from discontinued operations, net of tax	(33)	111	(6,262)
Net loss	$(691)	$(981)	$(21,765)

(a)
Due to the antidilutive effect of converting the Fixed Rate Cumulative Mandatorily Convertible Preferred Stock into common shares and the net loss attributable to common shareholders for 2011, 2010, and 2009, income attributable to common shareholders and basic weighted-average common shares outstanding were used to calculate basic and diluted earnings per share.

The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Comprehensive Income
Ally Financial Inc. • Form 10-K

Year ended December 31, ($ in millions)	2011	2010	2009
Net (loss) income	$(157)	$1,075	$(10,298)
Other comprehensive (loss) income, net of tax
Unrealized gains on investment securities
Net unrealized gains arising during the period	196	320	115
Less: Net realized gains (losses) reclassified to net income	284	497	(108)
Net change	(88)	(177)	223
Translation adjustments and net investment hedges
Translation adjustments	(237)	165	601
Hedges - Net unrealized gains (losses) arising during the period	165	(183)	—
Less: Hedges - Net realized losses reclassified to net income	(8)	(1)	—
Net change	(64)	(17)	601
Cash flow hedges
Net unrealized gains arising during the period	—	33	1
Defined benefit pension plans
Net gains (losses), prior service costs, and transition obligations arising during the period	(27)	(59)	37
Less: Net gains (losses), prior service costs, and transition obligations reclassified to net income	(7)	(19)	13
Net change	(20)	(40)	24
Other comprehensive (loss) income, net of tax	(172)	(201)	849
Cumulative effect of change in accounting principle (a)	—	(4)	—
Comprehensive (loss) income	$(329)	$870	$(9,449)

(a)	Relates to the adoption of ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.
The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Balance Sheet
Ally Financial Inc. • Form 10-K

December 31, ($ in millions)	2011	2010
Assets
Cash and cash equivalents
Noninterest-bearing	$2,475	$1,714
Interest-bearing	10,560	9,956
Total cash and cash equivalents	13,035	11,670
Trading assets	622	240
Investment securities	15,135	14,846
Loans held-for-sale, net ($3,919 and $6,424 fair value-elected)	8,557	11,411
Finance receivables and loans, net
Finance receivables and loans, net ($835 and $1,015 fair value-elected)	114,755	102,413
Allowance for loan losses	(1,503)	(1,873)
Total finance receivables and loans, net	113,252	100,540
Investment in operating leases, net	9,275	9,128
Mortgage servicing rights	2,519	3,738
Premiums receivable and other insurance assets	1,853	2,181
Other assets	18,741	17,564
Assets of operations held-for-sale	1,070	690
Total assets	$184,059	$172,008
Liabilities
Deposit liabilities
Noninterest-bearing	$2,029	$2,131
Interest-bearing	43,021	36,917
Total deposit liabilities	45,050	39,048
Short-term borrowings	7,680	7,508
Long-term debt ($830 and $972 fair value-elected)	92,794	86,612
Interest payable	1,587	1,829
Unearned insurance premiums and service revenue	2,576	2,854
Reserves for insurance losses and loss adjustment expenses	580	862
Accrued expenses and other liabilities ($29 and $— fair value-elected)	14,084	12,126
Liabilities of operations held-for-sale	337	680
Total liabilities	164,688	151,519
Equity
Common stock and paid-in capital	19,668	19,668
Mandatorily convertible preferred stock held by U.S. Department of Treasury	5,685	5,685
Preferred stock	1,255	1,287
Accumulated deficit	(7,324)	(6,410)
Accumulated other comprehensive income	87	259
Total equity	19,371	20,489
Total liabilities and equity	$184,059	$172,008
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

December 31, ($ in millions)	2011	2010
Assets
Loans held-for-sale, net	$9	$21
Finance receivables and loans, net
Finance receivables and loans, net ($835 and $1,015 fair value-elected)	40,935	33,483
Allowance for loan losses	(210)	(238)
Total finance receivables and loans, net	40,725	33,245
Investment in operating leases, net	4,389	1,065
Other assets	3,029	3,194
Assets of operations held-for-sale	—	85
Total assets	$48,152	$37,610
Liabilities
Short-term borrowings	$795	$964
Long-term debt ($830 and $972 fair value-elected)	33,143	24,466
Interest payable	14	15
Accrued expenses and other liabilities	405	352
Liabilities of operations held-for-sale	—	45
Total liabilities	$34,357	$25,842
The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Changes in Equity
Ally Financial Inc. • Form 10-K

($ in millions)	Members' interests	Mandatorily convertible preferred interests held by U.S. Department of Treasury	Preferred interests	Retained earnings	Accumulated other comprehensive (loss) income	Total equity
Balance at December 31, 2008	$9,670	$5,000	$1,287	$6,286	$(389)	$21,854
Capital contributions	1,247					1,247
Net loss				(4,578)		(4,578)
Preferred interests dividends — U.S. Department of Treasury				(160)		(160)
Preferred interests dividends				(195)		(195)
Dividends to members				(119)		(119)
Issuance of preferred interests		7,500				7,500
Other comprehensive income					497	497
Balance at June 30, 2009, before conversion from limited liability company to a corporation (a)	$10,917	$12,500	$1,287	$1,234	$108	$26,046

($ in millions)	Common stock and paid-in capital	Mandatorily convertible preferred stock held by U.S. Department of Treasury	Preferred stock	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Total equity
Balance at June 30, 2009, after conversion from limited liability company to a corporations (a)	$10,917	$12,500	$1,287	$1,234	$108	$26,046
Capital contributions	55					55
Net loss				(5,720)		(5,720)
Preferred stock dividends — U.S. Department of Treasury				(695)		(695)
Preferred stock dividends				(175)		(175)
Dividends to shareholders				(274)		(274)
Issuance of preferred stock		1,250				1,250
Conversion of preferred stock	2,857	(2,857)				—
Other comprehensive income					352	352
Balance at December 31, 2009	$13,829	$10,893	$1,287	$(5,630)	$460	$20,839
Cumulative effect of a change in accounting principle, net of tax (b)				$(57)	$4	$(53)
Statement continues on the next page.
The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Changes in Equity
Ally Financial Inc. • Form 10-K

($ in millions)	Common stock and paid-in capital	Mandatorily convertible preferred stock held by U.S. Department of Treasury	Preferred stock	Accumulated deficit	Accumulated other comprehensive income	Total equity
Balance at January 1, 2010, after cumulative effect of adjustments	$13,829	$10,893	$1,287	$(5,687)	$464	$20,786
Capital contributions	15					15
Net income				1,075		1,075
Preferred stock dividends — U.S. Department of Treasury				(963)		(963)
Preferred stock dividends				(282)		(282)
Dividends to shareholders				(11)		(11)
Conversion of preferred stock and related amendment (c)	5,824	(5,208)		(616)		—
Other comprehensive loss					(205)	(205)
Other (d)				74		74
Balance at December 31, 2010	$19,668	$5,685	$1,287	$(6,410)	$259	$20,489
Net loss				(157)		(157)
Preferred stock dividends — U.S. Department of Treasury				(534)		(534)
Preferred stock dividends				(260)		(260)
Series A preferred stock amendment (c)			(32)	32		—
Other comprehensive loss					(172)	(172)
Other (d)				5		5
Balance at December 31, 2011	$19,668	$5,685	$1,255	$(7,324)	$87	$19,371

(a)
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

(b)	Relates to the adoption of ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.

(c)	Refer to Note 20 to the Consolidated Financial Statements for further detail.

(d)
Represents a reduction of the estimated payment accrued for tax distributions as a result of the completion of the GMAC LLC U.S. Return of Partnership Income for the tax period January 1, 2009, through June 30, 2009.

The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Cash Flows
Ally Financial Inc. • Form 10-K

Year ended December 31, ($ in millions)	2011	2010	2009
Operating activities
Net (loss) income	$(157)	$1,075	$(10,298)
Reconciliation of net (loss) income to net cash provided by (used in) operating activities
Depreciation and amortization	2,713	4,100	5,958
Impairment of goodwill and other intangible assets	—	—	607
Other impairment	40	170	1,516
Changes in fair value of mortgage servicing rights	1,606	872	142
Provision for loan losses	217	469	6,173
Gain on sale of loans, net	(459)	(1,014)	(192)
Net gain on investment securities	(294)	(520)	(2)
Loss (gain) on extinguishment of debt	64	123	(665)
Originations and purchases of loans held-for-sale	(60,270)	(73,823)	(88,283)
Proceeds from sales and repayments of loans held-for-sale	61,187	80,093	78,673
Net change in
Trading assets	(483)	(39)	734
Deferred income taxes	(198)	(272)	(402)
Interest payable	(98)	177	83
Other assets	(311)	1,240	3,711
Other liabilities	1,390	(504)	(1,473)
Other, net	546	(540)	(1,414)
Net cash provided by (used in) operating activities	5,493	11,607	(5,132)
Investing activities
Purchases of available-for-sale securities	(19,377)	(24,116)	(21,148)
Proceeds from sales of available-for-sale securities	14,232	17,872	10,153
Proceeds from maturities of available-for-sale securities	4,965	4,527	4,527
Net (increase) decrease in finance receivables and loans	(16,998)	(17,344)	15,062
Proceeds from sales of finance receivables and loans	2,868	3,138	260
Purchases of operating lease assets	(6,528)	(3,551)	(732)
Disposals of operating lease assets	5,517	8,627	6,612
Proceeds from sale of business units, net (a)	50	161	296
Other, net (b)	1,143	3,119	2,098
Net cash (used in) provided by investing activities	(14,128)	(7,567)	17,128
Statement continues on the next page.
The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Cash Flows
Ally Financial Inc. • Form 10-K

Year ended December 31, ($ in millions)	2011	2010	2009
Financing activities
Net change in short-term borrowings	514	(3,629)	(338)
Net increase in bank deposits	5,840	6,556	10,703
Proceeds from issuance of long-term debt	44,754	39,002	30,679
Repayments of long-term debt	(40,473)	(49,530)	(61,493)
Proceeds from issuance of common stock	—	—	1,247
Proceeds from issuance of preferred stock to the U.S. Department of Treasury	—	—	8,750
Dividends paid	(819)	(1,253)	(1,592)
Other, net	234	869	1,064
Net cash provided by (used in) financing activities	10,050	(7,985)	(10,980)
Effect of exchange-rate changes on cash and cash equivalents	49	102	(602)
Net increase (decrease) in cash and cash equivalents	1,464	(3,843)	414
Adjustments for change in cash and cash equivalents of operations held-for-sale (a) (b)	(99)	725	(777)
Cash and cash equivalents at beginning of year	11,670	14,788	15,151
Cash and cash equivalents at end of year	$13,035	$11,670	$14,788
Supplemental disclosures
Cash paid for
Interest	$5,630	$5,531	$7,868
Income taxes	507	517	355
Noncash items
Increase in finance receivables and loans due to a change in accounting principle (c)	—	17,990	—
Increase in long-term debt due to a change in accounting principle (c)	—	17,054	—
Transfer of mortgage servicing rights into trading assets through certification	266	—	—
Capital contributions from stockholders/members	—	—	34
Conversion of preferred stock to common equity	—	5,208	—
Other disclosures
Proceeds from sales and repayments of mortgage loans held-for-investment originally designated as held-for-sale	241	1,324	1,010
Consolidation of loans, net	—	137	1,410
Consolidation of variable interest entity debt	—	78	1,184
Deconsolidation of loans, net	—	1,969	—
Deconsolidation of variable interest entity debt	—	1,903	—

(a)	The amounts are net of cash and cash equivalents of $88 million at December 31, 2011, and $1.2 billion at December 31, 2010, of business units at the time of disposition.

(b)
Cash flows of operations held-for-sale are reflected within operating, investing, and financing activities in the Consolidated Statement of Cash Flows. The cash balance of these operations is reported as assets of operations held-for-sale on the Consolidated Balance Sheet.

(c)	Relates to the adoption of ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.
The Notes to the Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

1.    Description of Business, Basis of Presentation, and Significant Accounting Policies
Ally Financial Inc. (formerly GMAC Inc. and referred to herein as Ally, we, our, or us) is a leading, independent, globally diversified, financial services firm with $184 billion in assets and operations in 32 countries. Founded in 1919, we are a leading automotive financial services company with over 90 years experience providing a broad array of financial products and services to automotive dealers and their customers. We are also one of the largest residential mortgage companies in the United States. We became a bank holding company on December 24, 2008, under the Bank Holding Company Act of 1956, as amended. Our banking subsidiary, Ally Bank, is an indirect wholly owned subsidiary of Ally Financial Inc. and a leading franchise in the growing direct (online and telephonic) banking market, with $39.6 billion of deposits at December 31, 2011.
Residential Capital, LLC
Residential Capital, LLC (ResCap), one of our mortgage subsidiaries continues to be negatively impacted by the events and conditions in the mortgage banking industry and the broader economy that began in 2007. Market deterioration has led to fewer sources of, and significantly reduced levels of, liquidity available to finance ResCap's operations. ResCap is highly leveraged relative to its cash flow and has recognized credit and valuation losses and other charges resulting in a significant deterioration in capital. In the future, ResCap may also continue to be negatively impacted by exposure to representation and warranty obligations, adverse outcomes with respect to current or future litigation, fines, penalties, or settlements related to our mortgage-related activities, and additional expenses to address regulatory requirements. During the fourth quarter of 2011, ResCap recorded a charge of $212 million for penalties imposed by certain of our regulators and other governmental agencies in connection with mortgage foreclosure-related matters. Refer to Note 31 for additional information. ResCap is required to maintain consolidated tangible net worth, as defined, of $250 million at the end of each month, under the terms of certain of its credit facilities. For this purpose, consolidated tangible net worth is defined as ResCap's consolidated equity excluding intangible assets. As a result of the fourth quarter charge, ResCap's consolidated tangible net worth was $92 million at December 31, 2011, and was therefore temporarily reduced to below $250 million. This was, however, immediately remediated by Ally through a capital contribution of $197 million, which was provided through forgiveness of intercompany debt during January 2012. Notwithstanding the immediate cure, the temporary reduction in tangible net worth resulted in a covenant breach in certain of ResCap's credit facilities as of December 31, 2011. ResCap has obtained waivers from all applicable lenders with respect to this covenant breach and an acknowledgment letter from a Government-sponsored Enterprise indicating they would take no immediate action as a result of the breach. In the future Ally may choose not to remediate any further breaches of covenants.
ResCap seeks to manage its liquidity and capital positions and explores initiatives to address its debt covenant compliance and liquidity needs including debt maturing in the next twelve months and other risks and uncertainties. ResCap's initiatives could include, but are not limited to, the following: continuing to work with key credit providers to optimize all available liquidity options; possible further reductions in assets and other restructuring activities; focusing production on conforming and government-insured residential mortgage loans; and continued exploration of opportunities for funding and capital support from Ally and its affiliates. The outcomes of most of these initiatives are to a great extent outside of ResCap's control resulting in increased uncertainty as to their successful execution.
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
In the future, Ally or ResCap may take additional actions with respect to ResCap as each party deems appropriate. These actions may include Ally providing or declining to provide additional liquidity and capital support for ResCap; refinancing or restructuring some or all of ResCap's existing debt; the purchase or sale of ResCap debt securities in the public or private markets for cash or other consideration; entering into derivative or other hedging or similar transactions with respect to ResCap or its debt securities; Ally purchasing assets from ResCap; or undertaking corporate transactions such as a tender offer or exchange offer for some or all of ResCap's outstanding debt securities, asset sales, or other business reorganization or similar action with respect to all or part of ResCap and/or its affiliates. In this context, Ally and ResCap each typically consider a number of factors to the extent applicable and appropriate including, without limitation, its financial condition, results of operations, and prospects; ResCap's ability to obtain third-party financing; tax considerations; the current and anticipated future trading price levels of ResCap's debt instruments; conditions in the mortgage banking industry and general economic conditions; other investment and business opportunities available to Ally and/or ResCap; and any nonpublic information that ResCap may possess or that Ally receives from ResCap.
ResCap remains heavily dependent on Ally and its affiliates for funding and capital support, and there can be no assurance that Ally or its affiliates will continue such actions or that Ally will choose to execute any further strategic transactions with respect to ResCap or that any transactions undertaken will be successful. Consequently, there remains substantial doubt about ResCap's ability to continue as a going concern. Should Ally no longer continue to support the capital or liquidity needs of ResCap or should ResCap be unable to successfully execute other initiatives, it would have a material adverse effect on ResCap's business, results of operations, and financial position.
Ally has extensive financing and hedging arrangements with ResCap that could be at risk of nonpayment if ResCap were to file for bankruptcy. At December 31, 2011, we had $2.6 billion in funding arrangements with ResCap. This amount included $1.0 billion of senior secured credit facilities, which were fully drawn at December 31, 2011. This amount further included a $1.6 billion line of credit consisting of $1.1 billion in secured capacity, of which $235 million was drawn, and $500 million of unsecured capacity. The unsecured portion is only

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

available after the secured portion has been fully drawn. At December 31, 2011, the hedging arrangements were fully collateralized. Amounts outstanding under the secured financing and hedging arrangements fluctuate. If ResCap were to file for bankruptcy, ResCap's repayments of its financing facilities, including those with us, could be slower. In addition, we could be an unsecured creditor of ResCap to the extent that the proceeds from the sale of our collateral are insufficient to repay ResCap's obligations to us. It is possible that other ResCap creditors would seek to recharacterize our loans to ResCap as equity contributions or to seek equitable subordination of our claims so that the claims of other creditors would have priority over our claims. In addition, should ResCap file for bankruptcy, our $92 million investment related to ResCap's equity position as of December 31, 2011, which did not reflect our recent $197 million capital contribution, would likely be reduced to zero. If a ResCap bankruptcy were to occur and a substantial amount of our credit exposure is not repaid to us, it could have an adverse impact on our near-term net income and capital position, but we do not believe it would have a materially adverse impact on Ally's consolidated financial position over the longer term.
During 2011, ResCap received capital contributions from Ally of $58 million in the form of forgiveness of debt on the line of credit. In January 2012, ResCap received capital contributions of $197 million through additional forgiveness of debt on the line of credit as described above.
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
We operate our international subsidiaries in a similar manner as we operate in the United States of America (U.S. or United States), subject to local laws or other circumstances that may cause us to modify our procedures accordingly. The financial statements of subsidiaries that operate outside of the United States generally are measured using the local currency as the functional currency. All assets and liabilities of foreign subsidiaries (excluding Venezuela due to hyperinflation) are translated into U.S. dollars at year-end exchange rates. The resulting translation adjustments are recorded in accumulated other comprehensive income. Income and expense items are translated at average exchange rates prevailing during the reporting period.
Certain amounts in prior periods have been reclassified to conform to the current period presentation. During 2011, interest paid to investors in connection with consumer mortgage loans that are paid off prior to their stated maturity and interest paid to borrowers in connection with escrow deposits, both of which were included in interest on short-term borrowings in prior periods, have been reclassified to servicing fees in the Consolidated Statement of Income. Additionally, interest paid on loans that we repurchase out of Government National Mortgage Association (Ginnie Mae) securitizations, which were included in interest on short-term borrowings, have been reclassified to interest on loans held-for-sale in the Consolidated Statement of Income. These reclassifications had no impact to our consolidated financial position or results of operations.
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
Securities
Our portfolio of securities includes government securities, corporate bonds, asset- and mortgage-backed securities (MBS), interests in securitization trusts, equity securities, and other investments. Securities are classified based on management's intent. Our trading assets primarily consist of MBS and retained and purchased interests in certain securitizations. The retained interests are carried at fair value with changes in fair value recorded in current period earnings. All other securities are classified as available-for-sale and carried at fair value with unrealized gains and losses included in accumulated other comprehensive income or loss, on an after-tax basis. Premiums and discounts on debt securities are amortized as an adjustment to investment yield generally over the stated maturity of the security. We employ a systematic methodology that considers available evidence in evaluating potential other-than-temporary impairment of our investments classified as available-for-sale or held-to-maturity. If the cost of an investment exceeds its fair value, we evaluate, among other factors, the magnitude and duration of the decline in fair value. We also evaluate the financial health of and business outlook for the issuer, the performance of the underlying assets for interests in securitized assets, and our intent and ability to hold the investment.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Once a decline in fair value of an equity security is determined to be other-than-temporary, an impairment charge for the credit component is recorded to other gain (loss) on investments, net, in our Consolidated Statement of Income, and a new cost basis in the investment is established. Noncredit component losses of a debt security are recorded in other comprehensive income (loss) when we do not intend to sell the security or it is not more likely than not that we will have to sell the security prior to the security's anticipated recovery. Noncredit component losses are amortized over the remaining life of the debt security by offsetting the recorded value of the asset.
Realized gains and losses on investment securities are reported in other gain (loss) on investments, net, and are determined using the specific identification method.
For information on trading assets refer to Note 6 and for information on investment securities refer to Note 7.
Loans Held-for-sale
Loans held-for-sale may include consumer automobile, consumer mortgage, and commercial receivables and loans. Loans held-for-sale are carried at either fair value because of the fair value option election or lower of cost or estimated fair value. Loan origination fees, as well as discount points and incremental direct origination costs, are initially recorded as an adjustment of the cost of the loan and are reflected in the gain or loss on sale of loans when sold. Fair value is determined by type of loan and is generally based on contractually established commitments from investors, current investor yield requirements, current secondary market pricing, or cash flow models using market-based yield requirements. Our fair value option election loans primarily consist of conforming and government-insured mortgage loans. Refer to Note 8 for information on loans held-for-sale and Note 27 for information on fair value measurement.
Finance Receivables and Loans
Finance receivables and loans are reported at the principal amount outstanding, net of unearned income, premiums and discounts, and allowances. Unearned income, which includes unearned rate support received from an automotive manufacturer on certain automotive loans and deferred origination fees reduced by origination costs, is amortized over the contractual life of the related finance receivable or loan using the effective interest method. Loan commitment fees are generally deferred and amortized over the commitment period. For information on finance receivables and loans, refer to Note 9.
We classify finance receivables and loans between loans held-for-sale and loans held-for-investment based on management's assessment of our intent and ability to hold loans for the foreseeable future or until maturity. Management's intent and ability with respect to certain loans may change from time to time depending on a number of factors including economic, liquidity, and capital conditions. Management's view of the foreseeable future is based on the longest reasonably reliable net income, liquidity, and capital forecast period.
Our portfolio segments are based on the level at which we develop and document our methodology for determining the allowance for loan losses. Additionally, the classes of finance receivables are based on several factors including the method for monitoring and assessing credit risk, the method of measuring carrying value, and the risk characteristics of the finance receivable. Based on an evaluation of our process for developing the allowance for loan losses including the nature and extent of exposure to credit risk arising from finance receivables, we have determined our portfolio segments to be consumer automobile, consumer mortgage, and commercial.

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

•	Mortgage — Consists primarily of warehouse lending.

•	Other — Consists of senior secured commercial lending and our resort finance portfolio prior to its sale during the third quarter of 2010.

•	Commercial Real Estate

•	Automobile — Consists of term loans to finance dealership land and buildings.

•
Mortgage — Related primarily to activities within our business capital group, which provides financing to residential land developers and homebuilders. These activities are in wind-down and do not represent a material component of our business.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Nonaccrual Loans
Revenue recognition is suspended when any finance receivables and loans are placed on nonaccrual status. Generally, all classes of finance receivables and loans are placed on nonaccrual status when principal or interest has been delinquent for 90 days or when determined not to be probable of full collection. Exceptions include commercial real estate loans that are placed on nonaccrual status when delinquent for 60 days. Revenue accrued, but not collected, at the date finance receivables and loans are placed on nonaccrual status is reversed and subsequently recognized only to the extent it is received in cash or until it qualifies for return to accrual status. However, where there is doubt regarding the ultimate collectability of loan principal, all cash received is applied to reduce the carrying value of such loans. Finance receivables and loans are restored to accrual status only when contractually current and the collection of future payments is reasonably assured.
Generally, we recognize all classes of loans as past due when they are 30 days delinquent.
Troubled Debt Restructurings (TDRs)
When the terms of finance receivables or loans are modified, consideration must be given as to whether or not the modification results in a TDR. A modification is considered to be a TDR when both a) the borrower is experiencing financial difficulty and b) the creditor grants a concession to the borrower. These considerations require significant judgment and vary by portfolio segment. In all cases, the cumulative impacts of all modifications are considered at the time of the most recent modification.
For all classes of consumer loans, various qualitative factors are utilized for assessing the financial difficulty of the borrower. These include, but are not limited to, the borrowers default status on any of its debts, bankruptcy and recent changes in financial circumstances (loss of job, etc.). A concession has been granted when as a result of the modification the creditor does not expect to collect all amounts due, including interest accrued at the original contract rate. Types of modifications that may be considered concessions include but are not limited to extensions of terms at a rate that does not constitute a market rate and a reduction, deferral or forgiveness of principal or interest owed.
In addition to the modifications noted above, in our consumer automobile class of loans we also provide extensions or deferrals of payments to borrowers who we deem to be experiencing only temporary financial difficulty. In these cases, there are limits within our operational policies to minimize the number of times a loan can be extended, as well as limits to the length of each extension, including a cumulative cap over the life of the loan. Before offering an extension or deferral, we evaluate the capacity of the customer to make the scheduled payments after the deferral period. During the deferral period, we continue to accrue and collect interest on the loan as part of the deferral agreement. We grant these extensions or deferrals when we expect to collect all amounts due including interest accrued at the original contract rate.
A restructuring that results in only a delay in payment that is deemed to be insignificant is not a concession and such modification is not considered to be a TDR. In order to assess whether a restructuring that results in a delay in payment is insignificant, we consider the amount of the restructured payments subject to delay in conjunction with the unpaid principal balance or the collateral value of the loan, whether or not the delay is significant with respect to the frequency of payments under the original contract, or the loan's original expected duration. In the cases where payment extensions on our automobile loan portfolio cumulatively extend beyond 90 days and are more than 10% of the original contractual term, we deem the delay in payment to be more than insignificant, and as such, classify these types of modifications as TDRs. Otherwise, we believe that the modifications do not represent a concessionary modification and accordingly, they are not classified as TDRs.
For all classes of commercial loans, similar qualitative factors are considered when assessing the financial difficulty of the borrower. In addition to the factors noted above, consideration is also given to the borrower's forecasted ability to service the debt in accordance with the contractual terms, possible regulatory actions and other potential business disruptions (e.g. the loss of a significant customer or other revenue stream). Consideration of a concession is also similar for commercial loans. In addition to the factors noted above, consideration is also given to whether additional guarantees or collateral have been provided.
For all loans, TDR classification typically results from our loss mitigation activities. For loans held-for-investment that are not carried at fair value and are TDRs, impairment is typically measured based on the differences between the net carrying value of the loan and the present value of the expected future cash flows. The loan may also be measured for impairment based on the fair value of the underlying collateral. If the loan is considered to be collateral dependent, the impairment is required to be measured based on the fair value of the collateral. If the calculated value of the loan or the fair value of the collateral is less than the recorded investment in the loan, we recognize impairment by establishing a valuation allowance.
The financial impacts of modifications that meet the definition of a TDR are reported in the period in which they are identified as TDRs. Additionally, if a loan that is classified as a TDR redefaults within twelve months of the modification, we are required to disclose such instances of redefault. For the purpose of this disclosure, we have determined that a loan is considered to have redefaulted when the loan meets the requirements for evaluation under our charge-off policy except for commercial loans where redefault is defined as 90 days past due.
Our policy is to generally place all TDRs on nonaccrual status until the loan has been brought fully current, the collection of contractual principal and interest is reasonably assured, and six consecutive months of repayment performance is achieved. In certain cases, if a borrower has been current up to the time of the modification and repayment of the debt subsequent to the modification is reasonably assured, we may choose to continue to accrue interest on the debt.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Impaired Loans
All classes of loans are considered impaired when we determine it is probable that we will be unable to collect all amounts due (both principal and interest) according to the terms of the loan agreement.
For all classes of consumer loans, impaired loans are loans that have been modified in troubled debt restructurings.
All classes of commercial loans are considered impaired on an individual basis and reported as impaired when we determine it is probable that we will be unable to collect all amounts due according to the terms of the loan agreement.
For all classes of impaired loans, income recognition is consistent with that of nonaccrual loans discussed above. For collateral dependent loans, if the recorded investment in impaired loans exceeds the fair value of the collateral, a valuation allowance is established consistent with the previous discussion within TDRs above.
Charge-offs
As a general rule, consumer automobile loans are written down to estimated collateral value, less costs to sell, once a loan becomes 120 days past due; and second-lien consumer mortgage loans within our home equity class are charged off at 180 days past due. Consumer first-lien mortgage loans, which consists of our entire 1st mortgage class and a subset of our home equity class that are secured by real estate in a first-lien position are written down to the estimated fair value of the collateral, less costs to sell, once a mortgage loan becomes 180 days past due. Second-lien consumer mortgage loans in bankruptcy that are 60 days past due are fully charged off within 60 days of receipt of notification of filing from the bankruptcy court. Consumer automobile and first-lien consumer mortgage loans in bankruptcy that are 60 days past due are written down to the estimated fair value of the collateral, less costs to sell, within 60 days of receipt of notification of filing from the bankruptcy court. Regardless of other timelines noted within this policy, loans are considered collateral dependent at the time foreclosure proceedings begin and are charged off to the estimated fair value of the underlying collateral, less costs to sell at that time.
Commercial loans are individually evaluated and where collectability of the recorded balance is in doubt are written down to the estimated fair value of the collateral less costs to sell. Generally, all commercial loans, both collateral and noncollateral dependent, are charged off when they are 360 days or more past due.
Allowance for Loan Losses
The allowance for loan losses (the allowance) is management's estimate of incurred losses in the lending portfolios. We determine the amount of the allowance required for each of our portfolio segments based on its relative risk characteristics. The evaluation of these factors for both consumer and commercial finance receivables and loans involves complex, subjective judgments. Additions to the allowance are charged to current period earnings through the provision for loan losses; amounts determined to be uncollectible are charged directly against the allowance, net of amounts recovered on previously charged-off accounts.
The allowance is comprised of two components: specific reserves established for individual loans evaluated as impaired and portfolio-level reserves established for large groups of typically smaller balance homogenous loans that are collectively evaluated for impairment. We evaluate the adequacy of the allowance based on the combined total of these two components. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. It is possible that others, given the same information, may at any point in time reach different reasonable conclusions.
Measurement of impairment for specific reserves is generally determined on a loan-by-loan basis. Loans determined to be specifically impaired are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, an observable market price, or the estimated fair value of the collateral less estimated costs to sell, whichever is determined to be the most appropriate. When these measurement values are lower than the carrying value of that loan, impairment is recognized. Loans that are not identified as individually impaired are pooled with other loans with similar risk characteristics for evaluation of impairment for the portfolio-level allowance.
For the purpose of calculating portfolio-level reserves, we have grouped our loans into three portfolio segments: consumer automobile, consumer mortgage, and commercial. The allowance consists of the combination of a quantitative assessment component based on statistical models, a retrospective evaluation of actual loss information to loss forecasts, and could include a qualitative component based on management judgment. Management takes into consideration relevant qualitative factors, including external and internal trends such as the impacts of changes in underwriting standards, collections and account management effectiveness, geographic concentrations, and economic events, among other factors, that have occurred but are not yet reflected in the quantitative assessment component. All qualitative adjustments are adequately documented, reviewed, and approved through our established risk governance processes. Refer to Note 9 for information on the allowance for loan losses.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Consumer Automobile Portfolio Segment
The allowance for loan losses within the consumer automobile portfolio segment is calculated using proprietary statistical models and other risk indicators applied to pools of loans with similar risk characteristics, including credit bureau score, loan-to-value and vehicle type, to arrive at an estimate of incurred losses in the portfolio. These statistical loss forecasting models are utilized to estimate incurred losses and consider a variety of factors including, but not limited to, historical loss experience, estimated defaults based on portfolio trends, delinquencies, and general economic and business trends. These statistical models predict forecasted losses inherent in the portfolio based on both vintage and migration analyses.
The forecasted losses consider historical factors such as frequency (the number of contracts that we expect to default) and loss severity (the expected loss on a per vehicle basis). The loss severity within the consumer automobile portfolio segment is impacted by the market values of vehicles that are repossessed. Vehicle market values are affected by numerous factors including the condition of the vehicle upon repossession, the overall price and volatility of gasoline or diesel fuel, consumer preference related to specific vehicle segments, and other factors. The historical loss experience is updated quarterly to incorporate the most recent data reflective of the current economic environment.
The quantitative assessment component maybe supplemented with qualitative reserves based on management's determination that such adjustments provide a better estimate of credit losses. This qualitative assessment takes into consideration relevant internal and external factors that have occurred but are not yet reflected in the forecasted losses and may affect the credit quality of the portfolio.
Our methodology and policies with respect to the allowance for loan losses for our consumer automobile portfolio segment did not change during 2011.
Consumer Mortgage Portfolio Segment
The allowance for loan losses within the consumer mortgage portfolio segment is calculated by using proprietary statistical models based on pools of loans with similar risk characteristics, including credit score, loan-to-value, loan age, documentation type, product type, and loan purpose, to arrive at an estimate of incurred losses in the portfolio. These statistical loss forecasting models are utilized to estimate incurred losses and consider a variety of factors including, but not limited to, historical loss experience, estimated foreclosures or defaults based on portfolio trends, delinquencies, and general economic and business trends.
The forecasted losses are statistically derived based on a suite of loan-level behavior models linked into a state transition modeling framework. This transition framework predicts various stages of delinquency, default, and voluntary prepayment over the course of the life of the loan. The transition probability is a function of the loan and borrower characteristics and economic variables and considers historical factors such as frequency (the number of contracts that we expect to default) and loss severity (the expected loss on a per loan basis). When a default event is predicted, a severity model is applied to estimate future loan losses. Loss severity within the consumer mortgage portfolio segment is impacted by the market values of foreclosed properties, which is affected by numerous factors, including geographic considerations and the condition of the foreclosed property. The historical loss experience is updated quarterly to incorporate the most recent data reflective of the current economic environment.
The quantitative assessment component is supplemented with qualitative reserves based on management's determination that such adjustments provide a better estimate of credit losses. This qualitative assessment takes into consideration relevant internal and external factors that have occurred but are not yet reflected in the forecasted losses and may affect the credit quality of the portfolio.
Our methodology and policies with respect to the allowance for loan losses for our consumer mortgage portfolio segment did not change during 2011.
Commercial
The allowance for loan losses within the commercial portfolio is comprised of reserves established for specific loans evaluated as impaired and portfolio-level reserves based on nonimpaired loans grouped into pools based on similar risk characteristics and collectively evaluated.
A commercial loan is considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement based on current information and events. These loans are primarily evaluated individually and are risk-rated based on borrower, collateral, and industry-specific information that management believes is relevant in determining the occurrence of a loss event and measuring impairment. Management establishes specific allowances for commercial loans determined to be individually impaired based on the present value of expected future cash flows, discounted at the loan's effective interest rate, observable market price or the fair value of collateral, whichever is determined to be the most appropriate. Estimated costs to sell or realize the value of the collateral on a discounted basis are included in the impairment measurement, when appropriate.
Loans not identified as impaired are grouped into pools based on similar risk characteristics and collectively evaluated. Our risk rating models use historical loss experience, concentrations, current economic conditions, and performance trends. The commercial historical loss experience is updated quarterly to incorporate the most recent data reflective of the current economic environment. The determination of the allowance is influenced by numerous assumptions and many factors that may materially affect estimates of loss, including volatility of loss given default, probability of default, and rating migration. In assessing the risk rating of a particular loan, several factors are considered including an evaluation of historical and current information involving subjective assessments and interpretations. In addition, the allowance related to the commercial portfolio segment is influenced by estimated recoveries from automotive manufacturers relative to guarantees or

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

agreements with them to repurchase vehicles used as collateral to secure the loans.
The quantitative assessment component maybe supplemented with qualitative reserves based on management's determination that such adjustments provide a better estimate of credit losses. This qualitative assessment takes into consideration relevant internal and external factors that have occurred and may affect the credit quality of the portfolio.
Our methodology and policies with respect to the allowance for loan losses for our commercial portfolio segment did not change during 2011.
Securitizations and Variable Interest Entities
We securitize, sell, and service consumer automobile loans, operating leases, wholesale loans, and consumer mortgage loans. Securitization transactions typically involve the use of variable interest entities and are accounted for either as sales or secured financings. We may retain economic interests in the securitized and sold assets, which are generally retained in the form of senior or subordinated interests, interest- or principal-only strips, cash reserve accounts, residual interests, and servicing rights.
In order to conclude whether or not a variable interest entity is required to be consolidated, careful consideration and judgment must be given to our continuing involvement with the variable interest entity. Subsequent to the implementation of ASU 2009-17 on January 1, 2010, in circumstances where we have both the power to direct the activities of the entity that most significantly impact the entity's performance and the obligation to absorb losses or the right to receive benefits of the entity that could be significant, we would conclude that we would consolidate the entity, which would also preclude us from recording an accounting sale on the transaction. In the case of a consolidated variable interest entity, the accounting is consistent with a secured financing, i.e., we continue to carry the loans and we record the securitized debt on our balance sheet. Unrecorded economic interests in consolidated variable interest entities can be determined as the difference between the recognized assets and recognized liabilities.
In transactions where either one or both of the power or economic criteria mentioned above are not met, we then must determine whether or not we achieve a sale for accounting purposes. In order to achieve a sale for accounting purposes, the assets being transferred must be legally isolated, not be constrained by restrictions from further transfer, and be deemed to be beyond our control. If we were to fail any of the three criteria for sale accounting, the accounting would be consistent with the preceding paragraph (i.e., a secured borrowing). Refer to Note 11 for discussion on variable interest entities.
Prior to the implementation of ASU 2009-17, many of our securitizations were executed utilizing qualifying special-purpose entities (SPEs), which were exempt from consideration for consolidation so long as the transaction would otherwise qualify as a sale. Therefore, these transactions were recorded as sales. Additionally, the gain or loss on sale was dependent on the previous carrying amount of the assets involved in the transfer and were allocated between the assets sold and the retained interests based on relative fair values except for certain servicing assets and liabilities, which were initially recorded at fair value on the date of the sale.
Subsequent to the implementation of ASU 2009-17, gains or losses on off-balance sheet securitizations take into consideration the fair value of the retained interests including the value of certain servicing assets or liabilities, which are initially recorded at fair value at the date of sale. The estimate of the fair value of the retained interests and servicing requires us to exercise significant judgment about the timing and amount of future cash flows from the interests. Refer to Note 27 for a discussion of fair value estimates.
Gains or losses on off-balance sheet securitizations and sales are reported in gain (loss) on mortgage and automotive loans, net, in our Consolidated Statement of Income for consumer automobile loans, wholesale loans, and consumer mortgage loans. Declines in the fair value of retained interests, other than servicing, below the carrying amount are reflected in other comprehensive income, or as other (loss) gain on investments, net, in our Consolidated Statement of Income if such declines are determined to be other-than-temporary or if the interests are classified as trading. Retained interests, as well as any purchased securities, are generally included in available-for-sale investment securities, trading investment securities, or other assets. Designation as available-for-sale or trading depends on management's intent. Securities that are noncertificated and cash reserve accounts related to securitizations are included in other assets on our Consolidated Balance Sheet.
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
Whether on- or off-balance sheet, the investors in the securitization trusts generally have no recourse to our assets outside of customary market representation and warranty repurchase provisions.
Mortgage Servicing Rights
Primary servicing rights represent our right to service consumer residential mortgages securitized by us or through the GSEs and third-party whole-loan sales. Primary servicing involves the collection of payments from individual borrowers and the distribution of these payments to the investors or master servicer. Master-servicing rights represent our right to service mortgage- and asset-backed securities and whole-loan packages issued for investors. Master-servicing involves the collection of borrower payments from primary servicers and the

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

distribution of those funds to investors in mortgage- and asset-backed securities and whole-loans packages. We also purchase and sell primary and master-servicing rights through transactions with other market participants.
We capitalize the value expected to be realized from performing specified mortgage servicing activities for others as mortgage servicing rights (MSRs) when the expected future cash flows from servicing are projected to be more than adequate compensation for such activities. These capitalized servicing rights are purchased or retained upon sale or securitization of mortgage loans. MSRs are not recorded on securitizations accounted for as secured financings.
We measure all mortgage servicing assets and liabilities at fair value. We define our servicing rights based on both the availability of market inputs and the manner in which we manage the risks of our servicing assets and liabilities. We leverage all available relevant market data to determine the fair value of our recognized servicing assets and liabilities.
Since quoted market prices for MSRs are not readily available, we estimate the fair value of MSRs by determining the present value of future expected cash flows using modeling techniques that incorporate management's best estimates of key variables including expected cash flows, prepayment speeds, and return requirements commensurate with the risks involved. Cash flow assumptions are modeled using our internally forecasted revenue and expenses, and where possible, the reasonableness of assumptions is periodically validated through comparisons to market data. Prepayment speed estimates are determined from historical prepayment rates on similar assets or obtained from third-party data. Return requirement assumptions are determined using data obtained from market participants, where available, or based on current relevant interest rates plus a risk-adjusted spread. We also consider other factors that can impact the value of the MSRs, such as surety provider termination clauses and servicer terminations that could result if we failed to materially comply with the covenants or conditions of our servicing agreements and did not remedy the failure. Since many factors can affect the estimate of the fair value of MSRs, we regularly evaluate the major assumptions and modeling techniques used in our estimate and review these assumptions against market comparables, if available. We monitor the actual performance of our MSRs by regularly comparing actual cash flow, credit, and prepayment experience to modeled estimates. Refer to Note 12 for further discussion of our servicing activities.
Repossessed and Foreclosed Assets
Assets are classified as repossessed and foreclosed and included in other assets when physical possession of the collateral is taken regardless of whether foreclosure proceedings have taken place. Repossessed and foreclosed assets are carried at the lower of the outstanding balance at the time of repossession or foreclosure or the fair value of the asset less estimated costs to sell. Losses on the revaluation of repossessed and foreclosed assets are charged to the allowance for loan losses at the time of repossession. Declines in value after repossession are charged to other operating expenses for loans and depreciation on operating lease assets for lease contracts as incurred.
Goodwill and Other Intangibles
Goodwill and other intangible assets, net of accumulated amortization, are reported in other assets. In accordance with applicable accounting standards, goodwill represents the excess of the cost of an acquisition over the fair value of net assets acquired, including identifiable intangibles. Goodwill is reviewed for impairment utilizing a two-step process. The first step of the impairment test requires us to define the reporting units and compare the fair value of each of these reporting units to the respective carrying value. The fair value of the reporting units in our impairment test is determined based on various analyses including discounted cash flow projections using assumptions a market participant would use. If the carrying value is less than the fair value, no impairment exists, and the second step does not need to be completed. If the carrying value is higher than the fair value or there is an indication that impairment may exist, a second step must be performed to compute the amount of the impairment, if any. Applicable accounting standards require goodwill to be tested for impairment annually at the same time every year and whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Our annual goodwill impairment assessment is performed as of August 31 of each year. Refer to Note 14 for further discussion on goodwill.
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
We have significant investments in the residual values of assets in our operating lease portfolio. The residual values represent an estimate of the values of the assets at the end of the lease contracts and are initially determined based on residual values established at contract inception by consulting independently published residual value guides. Realization of the residual values is dependent on our future ability to market the vehicles under the prevailing market conditions. Over the life of the lease, we evaluate the adequacy of our estimate of the residual value and may make adjustments to the depreciation rates to the extent the expected value of the vehicle (including any residual support payments) at lease termination changes. In addition to estimating the residual value at lease termination, we also evaluate the current value of the operating lease asset and test for impairment to the extent necessary based on market considerations and portfolio characteristics. Impairment is determined to exist if the undiscounted expected future cash flows are lower than the carrying value of the asset. If our operating lease assets are considered to be impaired, the impairment is measured as the amount by which the carrying amount of the assets exceeds the fair value as estimated by discounted cash flows. The accrual of revenue on operating leases is generally discontinued at the time

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

an account is determined to be uncollectible - at the earliest of time of repossession, within 60 days of bankruptcy notification and greater than 60 days past due, or greater than 120 days past due.
When a lease vehicle is returned to us, the asset is reclassified from investment in operating leases, net, to other assets and recorded at the lower-of-cost or estimated fair value, less costs to sell, on our Consolidated Balance Sheet.
Impairment of Long-lived Assets
The carrying value of long-lived assets (including property and equipment) are evaluated for impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable from the estimated undiscounted future cash flows expected to result from their use and eventual disposition. Recoverability of assets to be held and used is measured by a comparison of their carrying amount to future net undiscounted cash flows expected to be generated by the assets. If these assets are considered to be impaired, the impairment is measured as the amount by which the carrying amount of the assets exceeds the fair value as estimated by discounted cash flows. No material impairment was recognized in 2011, 2010, or 2009.
An impairment test on an asset group to be sold or otherwise disposed of is performed upon occurrence of a triggering event or when certain criteria are met (e.g., the asset is planned to be disposed of within twelve months, appropriate levels of authority have approved the sale, there is an active program to locate a buyer, etc), which cause the disposal group to be classified as held-for-sale. Long-lived assets held-for-sale are recorded at the lower of their carrying amount or estimated fair value less cost to sell. If the carrying value of the assets held-for-sale exceeds the fair value less cost to sell, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets less cost to sell. During 2011, 2010 and 2009, impairment losses were recognized on asset groups that were classified as held-for-sale or disposed of by sale. Refer to Note 2 for a discussion of discontinued and held-for-sale operations.
Property and Equipment
Property and equipment stated at cost, net of accumulated depreciation and amortization, are reported in other assets on our Consolidated Balance Sheet. Included in property and equipment are certain buildings, furniture and fixtures, leasehold improvements, company vehicles, IT hardware and software, and capitalized software costs. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets, which generally ranges from three to thirty years. Capitalized software is generally amortized on a straight-line basis over its useful life, which generally ranges from three to five years. Capitalized software that is not expected to provide substantive service potential or for which development costs significantly exceed the amount originally expected is considered impaired and written down to fair value. Software expenditures that are considered general, administrative, or of a maintenance nature are expensed as incurred.
Unearned Insurance Premiums and Service Revenue
Insurance premiums, net of premiums ceded to reinsurers, and service revenue are earned over the terms of the policies. The portion of premiums and service revenue written applicable to the unexpired terms of the policies is recorded as unearned insurance premiums or unearned service revenue. For extended service and maintenance contracts, premiums and service revenues are earned on a basis proportionate to the anticipated cost emergence. For other short duration contracts, premiums and unearned service revenue are earned on a pro rata basis. For further information, refer to Note 3.
Deferred Policy Acquisition Costs
Commissions, including compensation paid to sellers of vehicle service contracts and other costs of acquiring insurance that are primarily related to and vary with the production of business, are deferred and recorded in other assets. Deferred policy acquisition costs are amortized over the terms of the related policies and service contracts on the same basis as premiums and revenue are earned except for direct response advertising costs, which are amortized over their expected future benefit. We group costs incurred for acquiring like contracts and consider anticipated investment income in determining the recoverability of these costs.
Reserves for Insurance Losses and Loss Adjustment Expenses
Reserves for insurance losses and loss adjustment expenses are established for the unpaid cost of insured events that have occurred as of a point in time. More specifically, the reserves for insurance losses and loss adjustment expenses represent the accumulation of estimates for both reported losses and those incurred, but not reported, including claims adjustment expenses relating to direct insurance and assumed reinsurance agreements. Estimates for salvage and subrogation recoverable are recognized at the time losses are incurred and netted against provision for insurance losses and loss adjustment expenses. Reserves are established for each business at the lowest meaningful level of homogeneous data. Since the reserves are based on estimates, the ultimate liability may vary from such estimates. The estimates are regularly reviewed and adjustments, which can potentially be significant, are included in earnings in the period in which they are deemed necessary. Refer to Note 18 for information on these reserves.
Legal and Regulatory Reserves
Reserves for legal and regulatory matters are established when those matters present loss contingencies that are both probable and estimable, with a corresponding amount recorded to other noninterest expense. In cases where we have an accrual for losses, it is our policy to include an estimate for probable and estimable legal expenses related to the case. If, at the time of evaluation, the loss contingency related to a litigation or regulatory matter is not both probable and estimable, we do not establish an accrued liability. We continue to monitor legal and regulatory matters for further developments that could affect the requirement to establish a liability or that may impact the amount of a previously established liability. There may be exposure to loss in excess of any amounts recognized. For certain other matters where the risk

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

of loss is determined to be reasonably possible, estimable, and material to the financial statements, disclosure regarding details of the matter and an estimated range of loss is required. The estimated range of possible loss does not represent our maximum loss exposure. Financial statement disclosure is also required for matters that are deemed probable or reasonably possible, material to the financial statements, but for which an estimated range of loss is not possible to determine. While we believe our reserves are adequate, the outcome of legal and regulatory proceedings is extremely difficult to predict and we may settle claims or be subject to judgments for amounts that differ from our estimates. For information regarding the nature of all material contingencies, refer to Note 31.
Loan Repurchase and Obligations Related to Loan Sales
Our Mortgage operations sell loans that take the form of securitizations guaranteed by the GSEs and whole-loan purchasers. In addition, we infrequently sell securities to investors through private-label securitizations. In connection with these activities we provide to the GSEs, investors, whole-loan purchasers, and financial guarantors (monolines) various representations and warranties related to the loans sold. These representations and warranties generally relate to, among other things, the ownership of the loan, the validity of the lien securing the loan, the loan's compliance with the criteria for inclusion in the transaction, including compliance with underwriting standards or loan criteria established by the buyer, ability to deliver required documentation and compliance with applicable laws. Generally, the representations and warranties described in Note 31 may be enforced at any time over the life of the loan. ResCap assumes all of the customary representation and warranty obligations for loans purchased from Ally Bank and subsequently sold into the secondary market. In the event ResCap fails to meet these obligations, Ally Financial Inc. has provided a guarantee to Ally Bank that covers it from liability.
Upon a breach of a representation, we correct the breach in a manner conforming to the provisions of the sale agreement. This may require us either to repurchase the loan or to indemnify (make-whole) a party for incurred losses or provide other recourse to a GSE or investor. Repurchase demands and claims for indemnification payments are reviewed on a loan-by-loan basis to validate if there has been a breach requiring repurchase or a make-whole payment. We actively contest claims to the extent we do not consider them valid. In cases where we repurchase loans, we bear the credit loss on the loans. Repurchased loans are classified as held-for-sale and initially recorded at fair value and subsequently at the lower of cost or market. We seek to manage the risk of repurchase and associated credit exposure through our underwriting and quality assurance practices and by servicing mortgage loans to meet investor standards.
The reserve for representation and warranty obligations reflects management's best estimate of probable lifetime loss. We consider historical and recent demand trends in establishing the reserve. The methodology used to estimate the reserve considers a variety of assumptions including borrower performance (both actual and estimated future defaults), repurchase demand behavior, historical loan defect experience, historical and estimated future loss experience, which includes projections of future home price changes as well as other qualitative factors including investor behavior. In cases where we do not have or have limited current or historical demand experience with an investor, because it is difficult to predict the level and timing of future demands, if any, losses cannot currently be reasonably estimated, and a liability is not recognized. Management monitors the adequacy of the overall reserve and makes adjustments to the level of reserve, as necessary, after consideration of other qualitative factors including ongoing dialogue with counterparties.
At the time a loan is sold, an estimate of the fair value of the liability is recorded and classified in other liabilities on our Consolidated Balance Sheet, and recorded as a component of gain (loss) on mortgage and automotive loans, net, in our Consolidated Statement of Income. We recognize changes in the reserve when additional relevant information becomes available. Changes in the liability are recorded as other operating expenses in our Consolidated Statement of Income.
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
Derivative Instruments and Hedging Activities
We primarily use derivative instruments for risk management purposes. Derivatives held for trading purposes are limited to those entered into by our broker-dealer. Some of our derivative instruments are designated in qualifying hedge accounting relationships; other derivative instruments do not qualify for hedge accounting or are not elected to be designated in a qualifying hedging relationship. In accordance with applicable accounting standards, all derivative financial instruments, whether designated for hedge accounting or not, are required to be recorded on the balance sheet as assets or liabilities and measured at fair value. Additionally, we report derivative financial instruments on the Consolidated Balance Sheet on a gross basis. For additional information on derivative instruments and hedging activities, refer to Note 24.
At inception of a hedge accounting relationship, we designate each qualifying derivative financial instrument as a hedge of the fair value of a specifically identified asset or liability (fair value hedge); as a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge); or as a hedge of the foreign-currency exposure of a net investment in a foreign operation. We formally document all relationships between hedging instruments and hedged items and risk management objectives for undertaking various hedge transactions. Both at the hedge's inception and on an ongoing basis, we formally assess whether the derivatives that are used in hedging relationships are highly effective in offsetting changes in fair values or cash flows of hedged items.
Changes in the fair value of derivative financial instruments that are designated and qualify as fair value hedges along with the gain or loss on the hedged asset or liability attributable to the hedged risk, are recorded in the current period earnings. For qualifying cash flow

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

hedges, the effective portion of the change in the fair value of the derivative financial instruments is recorded in accumulated other comprehensive income, and recognized in the income statement when the hedged cash flows affect earnings. For a derivative designated as hedging the foreign-currency exposure of a net investment in a foreign operation, the gain or loss is reported in accumulated other comprehensive income as part of the cumulative translation adjustment. The ineffective portions of fair value, cash flow, and net investment hedges are immediately recognized in earnings, along with the portion of the change in fair value that is excluded from the assessment of hedge effectiveness, if any.
The hedge accounting treatment described herein is no longer applied if a derivative financial instrument is terminated or the hedge designation is removed or is assessed to be no longer highly effective. For these terminated fair value hedges, any changes to the hedged asset or liability remain as part of the basis of the asset or liability and are recognized into income over the remaining life of the asset or liability. For terminated cash flow hedges, unless it is probable that the forecasted cash flows will not occur within a specified period, any changes in fair value of the derivative financial instrument previously recognized remain in accumulated other comprehensive income, and are reclassified into earnings in the same period that the hedged cash flows affect earnings. The previously recognized net derivative gain or loss for a net investment hedge continues to remain in accumulated other comprehensive income until earnings are impacted by sale or liquidation of the associated foreign operation. In all instances, after hedge accounting is no longer applied, any subsequent changes in fair value of the derivative instrument will be recorded into earnings.
Changes in the fair value of derivative financial instruments held for risk management purposes that are not designated for hedge accounting under GAAP and changes in the fair value of derivative financial instruments held for trading purposes are reported in current period earnings.
Loan Commitments
We enter into commitments to purchase and make loans whereby the interest rate on the loans is set prior to funding (i.e., interest rate lock commitments). Interest rate lock commitments for mortgage loans to be originated for sale and all purchase commitments are derivative financial instruments carried at fair value in accordance with applicable accounting standards with changes in fair value included within current period earnings. The fair value of purchase and interest rate lock commitments include expected net future cash flows related to the associated servicing of the loan. Servicing assets are recognized as distinct assets once they are contractually separated from the underlying loan by sale or securitization. Day-one gains or losses on derivative interest rate lock commitments are recognized when applicable.
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
Our income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management's best assessment of estimated future taxes to be paid. We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.
Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise we consider all available positive and negative evidence including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, we begin with historical results adjusted for the results of discontinued operations and changes in accounting policies and incorporate assumptions including the amount of future state, federal and foreign pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. For additional information regarding our provision for income taxes, refer to Note 25.
We recognize the financial statement effects of an uncertain income tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. Also, we recognize accrued interest and penalties related to uncertain income tax positions in interest expense and other operating expenses, respectively.
Share-based Compensation
Under accounting guidance for share-based compensation, compensation cost recognized includes cost for share-based awards. For certain share-based awards compensation cost is ratably charged to expense over the applicable service periods. For other share-based awards the awards require liability treatment and are remeasured quarterly at fair value until they are paid, with changes in fair value charged to compensation expense in the period in which the change occurs. Refer to Note 26 for a discussion of our share-based compensation plans.
Foreign Exchange
Foreign-denominated assets and liabilities resulting from foreign-currency transactions are valued using period-end foreign-exchange rates and the results of operations and cash flows are determined using approximate weighted average exchange rates for the period. Translation adjustments are related to foreign subsidiaries using local currency as their functional currency and are reported as a separate component of accumulated other comprehensive income. We may elect to enter into foreign-currency derivatives to mitigate our exposure to changes in foreign-exchange rates. Refer to Derivative Instruments and Hedging Activities above for a discussion of our hedging activities of the foreign-currency exposure of a net investment in a foreign operation.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Recently Adopted Accounting Standards
Comprehensive Income - Presentation of Comprehensive Income (ASU 2011-05)
As of December 31, 2011, we early adopted Accounting Standards Update (ASU) 2011-05, which amended Accounting Standards Codification (ASC) 220, Comprehensive Income. The amendments increased the prominence of items reported in other comprehensive income and facilitated convergence between GAAP and International Financial Reporting Standards (IFRS). This ASU required that nonowner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We elected to early adopt ASU 2011-05, including the deferral permitted under ASU 2011-12 (Comprehensive Income - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05), by retrospective application for the three years ended December 31, 2011, 2010, and 2009. Because this ASU impacts only presentation, there was not a material impact to our financial condition or results of operation.
Receivables - A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring (ASU 2011-02)
As of July 1, 2011, we adopted ASU 2011-02, which amends ASC 310, Receivables. ASU 2011-02 clarifies which loan modifications constitute a TDR. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a TDR, both for purposes of recording an impairment loss and for disclosure of TDRs. The ASU must be applied retrospectively to modifications made subsequent to the beginning of the annual period of adoption, which for us is January 1, 2011.
ASU 2011-02 also required us to disclose the total amount of receivables and the allowance for credit losses related to those receivables that are newly considered impaired for which impairment was previously measured under ASC 450-20, Contingencies - Loss Contingencies. Refer to Note 9 for additional information regarding TDRs.
The adoption did not have a material impact to our consolidated financial condition or results of operations.
Receivables - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (ASU 2010-20)
ASU 2010-20 was implemented in three distinct components as required by the ASU. Beginning with the three months ended September 30, 2011, and in conjunction with the requirements of ASU 2011-02, the deferral of TDR related disclosures within ASU 2010-20 prescribed by ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, was ended, which required us to expand our TDR disclosures to include more information on modifications that are classified as TDRs. Beginning with the three months ended March 31, 2011, ASU 2010-20 required us to disclose a rollforward of the allowance for loan losses and additional activity-based disclosures for both financing receivables and the allowance for each reporting period. We early adopted the rollforward requirement during the December 31, 2010, reporting period along with the initial expansion of disclosures related to the credit quality of finance receivables and loans. Since the guidance relates only to disclosures, adoption of each of the phases did not have a material impact on our consolidated financial condition or results of operations.
Revenue Recognition -Multiple-Deliverable Revenue Arrangements (ASU 2009-13)
As of January 1, 2011, we adopted ASU 2009-13, which amends ASC 605, Revenue Recognition. The guidance significantly changed the accounting for revenue recognition in arrangements with multiple deliverables and eliminated the residual method, which allocated the discount of a multiple deliverable arrangement among the delivered items. The guidance requires entities to allocate the total consideration to all deliverables at inception using the relative selling price and to allocate any discount in the arrangement proportionally to each deliverable based on each deliverable's selling price. The adoption did not have a material impact to our consolidated financial condition or results of operations.
Recently Issued Accounting Standards
Financial Services - Insurance - Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (ASU 2010-26)
In October 2010, the Financial Accounting Standards Board (FASB) issued ASU 2010-26, which amends ASC 944, Financial Services - Insurance. The amendments in this ASU specify which costs incurred in the acquisition of new and renewal insurance contracts should be capitalized. All other acquisition-related costs should be expensed as incurred. If the initial application of the amendments in this ASU results in the capitalization of acquisition costs that had not been previously capitalized, an entity may elect not to capitalize those types of costs. The ASU will be effective for us on January 1, 2012 and will be applied prospectively. Both retrospective application and early adoption are permitted. The adoption will not have a material impact to our consolidated financial condition or results of operations.
Fair Value Measurement - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04)
In May 2011, the FASB issued ASU 2011-04, which amends ASC 820, Fair Value Measurements. The amendments in this ASU clarify how to measure fair value. It is intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and IFRS. The ASU will be effective for us on January 1, 2012, and must be applied prospectively. Early adoption is not permitted. We do not expect the adoption to have a material impact to our consolidated financial condition or results of operations.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Intangibles-Goodwill and Other - Testing Goodwill for Impairment (ASU 2011-08)
In September 2011, the FASB issued ASU 2011-08, which permits the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step 1 of the goodwill impairment test. If it is determined, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not more than the carrying amount, the two-step impairment test would not be required. Otherwise, further evaluation would be needed. ASU 2011-03 is effective for us on January 1, 2012. We do not expect the adoption to have a material impact to our consolidated financial condition or results of operation.
Balance Sheet - Disclosures about Offsetting Assets and Liabilities (ASU 2011-11)
In December 2011, the FASB issued ASU 2011-11, which contains new disclosure requirements regarding the nature of an entity's rights of setoff and related arrangements associated with its financial instruments and derivative instruments. The new disclosures will give financial statement users information about both gross and net exposures. ASU 2011-11 is effective for us on January 1, 2013, and retrospective application is required. Since the guidance relates only to disclosures, adoption is not expected to have a material effect on our consolidated financial condition or results of operation.
2.    Discontinued and Held-for-sale Operations
Discontinued Operations
We classify operations as discontinued when operations and cash flows will be eliminated from our ongoing operations and we will not retain any significant continuing involvement in their operations after the respective sale transactions. For all periods presented, all of the operating results for these discontinued operations were removed from continuing operations and were presented separately as discontinued operations, net of tax, in the Consolidated Statement of Income. The Notes to the Consolidated Financial Statements were adjusted to exclude discontinued operations unless otherwise noted.
Select Mortgage — Legacy Portfolio and Other Operations
During the fourth quarter of 2011, we committed to sell the Canadian mortgage operations of ResMor Trust. No impairment was recognized to present the operations at the lower-of-cost or fair value. We expect to complete the sale during 2012.
During 2010, we sold certain international operations. These operations included residential mortgage loan origination, acquisition, servicing, asset management, sale, and securitizations in the United Kingdom and continental Europe.
Select Global Automotive Services — Insurance Operations
During the fourth quarter of 2011, we committed to sell our U.K.-based operations that provide vehicle service contracts and insurance products in Europe and Latin America. No impairment was recognized to present the operations at the lower-of-cost or fair value. We expect to complete the sale during 2012.
During the second quarter of 2011, we completed the sale of our U.K. consumer property and casualty insurance business. During 2010, we completed the sale of our U.S. consumer property and casualty insurance business.
Select Global Automotive Services — International Automotive Finance Operations
During the fourth quarter of 2011, we committed to sell our full-service leasing operations in Austria, Germany, Greece, Portugal, and Spain, which resulted in a pretax loss of $30 million. The loss represents the impairment recognized to present the operations at the lower-of-cost or fair value. The fair value was determined using sales price negotiations with potential third-party purchasers (a Level 2 fair value input). We expect to complete the sale during 2012. We expect to complete the sale of our Venezuela operations, also classified as discontinued operations, during the first quarter of 2012.
During the first quarter of 2011, we completed the sale of our Ecuador operations. During 2010, we completed the sale of our Argentina and Poland operations and our full-service leasing operations in Australia, Belgium, France, Poland, and the United Kingdom. We also ceased operations in Australia and Russia and classified them as discontinued during 2010. During 2009, we completed the sale of our full-service leasing operations in Italy, Mexico, and the Netherlands.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Select Financial Information
Select financial information of discontinued operations is summarized below. The pretax income or loss, including direct costs to transact, includes any impairment recognized to present the operations at the lower-of-cost or fair value. Fair value was based on the estimated sales price, which could differ from the ultimate sales price due to the fluidity of ongoing negotiations, price volatility, changing interest rates, changing foreign-currency rates, and future economic conditions.

Year ended December 31, ($ in millions)	2011	2010	2009
Select Mortgage — Legacy and Other operations
Total net (loss) revenue	$(4)	$95	$(615)
Pretax (loss) income including direct costs to transact a sale	(27)	58	(2,235)
Tax benefit	(7)	(1)	(2)
Select Global Automotive Services — Insurance operations
Total net revenue	$241	$536	$1,575
Pretax income (loss) including direct costs to transact a sale (a)	25	(17)	(802)
Tax expense (benefit)	4	1	(101)
Select Global Automotive Services — International operations
Total net revenue	$73	$221	$494
Pretax (loss) income including direct costs to transact a sale (a)	(45)	32	(380)
Tax expense (benefit)	1	(9)	(22)
Select Corporate and Other — Commercial Finance operations
Total net revenue	$—	$11	$39
Pretax income (loss) including direct costs to transact a sale (a)	—	7	(32)
Tax benefit	—	—	(9)

(a)	Includes certain income tax activity recognized by Corporate and Other.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Held-for-sale Operations
The assets and liabilities of operations held-for-sale are summarized below.

December 31, 2011 ($ in millions)	Select Mortgage – Legacy and Other operations (a)	Select Global Automotive Services –Insurance operations (b)	Select Global Automotive Services – International operations (c)	Total held-for-sale operations
Assets
Cash and cash equivalents
Noninterest-bearing	$—	$4	$55	$59
Interest-bearing	—	54	38	92
Total cash and cash equivalents	—	58	93	151
Investment securities	—	186	—	186
Loans held-for-sale, net	260	—	—	260
Finance receivables and loans, net
Finance receivables and loans, net	285	—	11	296
Allowance for loan losses	—	—	(1)	(1)
Total finance receivables and loans, net	285	—	10	295
Investment in operating leases, net	—	—	91	91
Premiums receivable and other insurance assets	—	77	—	77
Other assets	140	14	30	184
Impairment on assets of held-for-sale operations	—	—	(174)	(174)
Total assets	$685	$335	$50	$1,070
Liabilities
Unearned insurance premiums and service revenue	$—	$130	$—	$130
Reserves for insurance losses and loss adjustment expenses	—	17	—	17
Accrued expenses and other liabilities	80	82	28	190
Total liabilities	$80	$229	$28	$337

(a)	Includes the Canadian mortgage operations of ResMor Trust.

(b)	Includes our U.K.-based operations that provide vehicle service contracts and insurance products.

(c)	Includes the operations of Venezuela and our full-service leasing operations in Austria, Germany, Greece, Portugal, and Spain.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

December 31, 2010 ($ in millions)	Select Global Automotive Services –Insurance operations (a)	Select Global Automotive Services – International operations (b)	Total held-for-sale operations
Assets
Cash and cash equivalents
Noninterest-bearing	$5	$14	$19
Interest-bearing	—	33	33
Total cash and cash equivalents	5	47	52
Investment securities	435	—	435
Finance receivables and loans, net
Finance receivables and loans, net	—	242	242
Allowance for loan losses	—	(3)	(3)
Total finance receivables and loans, net	—	239	239
Premiums receivable and other insurance assets	169	—	169
Other assets	138	16	154
Impairment on assets of held-for-sale operations	(224)	(135)	(359)
Total assets	$523	$167	$690
Liabilities
Interest-bearing deposit liabilities	$—	$6	$6
Short-term borrowings	—	47	47
Long-term debt	—	115	115
Interest payable	—	2	2
Unearned insurance premiums and service revenue	115	—	115
Reserves for insurance losses and loss adjustment expenses	362	—	362
Accrued expenses and other liabilities	33	—	33
Total liabilities	$510	$170	$680

(a)	Includes the U.K. consumer property and casualty insurance business.

(b)	Includes the operations of Ecuador and Venezuela.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Recurring Fair Value
The following tables display the assets and liabilities of our held-for-sale operations measured at fair value on a recurring basis. Refer to Note 27 for descriptions of valuation methodologies used to measure material assets at fair value and details of the valuation models, key inputs to these models, and significant assumptions used.

	Recurring fair value measurements
December 31, 2011 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Investment securities
Available-for-sale securities
Debt securities
Foreign government	$171	$15	$—	$186
Other assets
Interest retained in financial asset sales	—	—	66	66
Total assets	$171	$15	$66	$252

	Recurring fair value measurements
December 31, 2010 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities
Debt securities
Foreign government	$256	$—	$—	$256
Other	—	179	—	179
Total assets	$256	$179	$—	$435
3.    Insurance Premiums and Service Revenue Earned
The following table is a summary of insurance premiums and service revenue written and earned.

	2011		2010		2009
Year ended December 31, ($ in millions)	Written	Earned	Written	Earned	Written	Earned
Insurance premiums
Direct	$817	$742	$803	$734	$728	$779
Assumed	38	77	210	281	576	662
Gross insurance premiums	855	819	1,013	1,015	1,304	1,441
Ceded	(167)	(164)	(267)	(266)	(603)	(694)
Net insurance premiums	688	655	746	749	701	747
Service revenue	815	918	743	1,001	661	1,114
Insurance premiums and service revenue written and earned	$1,503	$1,573	$1,489	$1,750	$1,362	$1,861

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

4.    Other Income, Net of Losses
Details of other income, net of losses, were as follows.

Year ended December 31, ($ in millions)	2011	2010	2009
Mortgage processing fees and other mortgage income	$231	$234	$128
Securitzation income (loss)	182	(21)	(14)
Late charges and other administrative fees	117	139	156
Remarketing fees	112	137	128
Income from equity-method investments	86	56	17
Real estate services, net	15	9	(267)
Fair value adjustment on derivatives (a)	(148)	(162)	(56)
Change due to fair value option elections (b)	(101)	(217)	(215)
Other, net	260	362	313
Total other income, net of losses	$754	$537	$190

(a)	Refer to Note 24 for a description of derivative instruments and hedging activities.

(b)	Refer to Note 27 for a description of fair value option elections.
5.    Other Operating Expenses
Details of other operating expenses were as follows.

Year ended December 31, ($ in millions)	2011	2010	2009
Technology and communications	$496	$498	$586
Insurance commissions	482	564	603
Professional services	352	294	557
Mortgage representation and warranty obligation, net	324	670	1,494
Regulatory penalties imposed in foreclosure related matters	223	—	—
Advertising and marketing	191	171	200
Lease and loan administration	187	160	163
Regulatory and licensing fees	132	118	28
State and local non-income taxes	131	110	118
Vehicle remarketing and repossession	128	188	189
Premises and equipment depreciation	97	90	81
Occupancy	95	92	102
Restructuring expense	51	80	44
Other	609	630	834
Total other operating expenses	$3,498	$3,665	$4,999
6.    Trading Assets
The fair value for our portfolio of trading assets was as follows.

December 31, ($ in millions)	2011	2010
U.S. Treasury	$—	$77
Mortgage-backed residential	608	69
Asset-backed	—	94
Total trading securities	608	240
Trading derivatives	14	—
Total trading assets	$622	$240
Net unrealized gains on securities held at December 31, (a)	$19	$21

(a)	Net unrealized gains totaled $203 million at December 31, 2009.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

7.    Investment Securities
Our portfolio of investment securities includes bonds, equity securities, asset- and MBS, interests in securitization trusts, and other investments. The cost, fair value, and gross unrealized gains and losses on available-for-sale securities were as follows.

	2011				2010
	Amortized cost	Gross unrealized		Fair value	Amortized cost	Gross unrealized		Fair value
December 31, ($ in millions)		gains	losses			gains	losses
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$1,535	$13	$(2)	$1,546	$3,307	$22	$(11)	$3,318
States and political subdivisions	1	—	—	1	3	—	(1)	2
Foreign government	765	20	(1)	784	1,231	19	(2)	1,248
Mortgage-backed residential (a)	7,266	87	(41)	7,312	5,844	60	(79)	5,825
Asset-backed	2,600	28	(13)	2,615	1,934	15	(1)	1,948
Corporate debt	1,486	23	(18)	1,491	1,537	34	(13)	1,558
Other	326	1	—	327	152	—	(1)	151
Total debt securities (b)	13,979	172	(75)	14,076	14,008	150	(108)	14,050
Equity securities	1,188	25	(154)	1,059	766	60	(30)	796
Total available-for-sale securities (c)	$15,167	$197	$(229)	$15,135	$14,774	$210	$(138)	$14,846

(a)	Residential MBS include agency-backed bonds totaling $6,114 million and $4,503 million at December 31, 2011 and 2010, respectively.

(b)
In connection with certain borrowings and letters of credit relating to certain assumed reinsurance contracts, $153 million of primarily U.K. Treasury securities were pledged as collateral at December 31, 2010. No equivalent securities were pledged at December 31, 2011.

(c)
Certain entities related to our Insurance operations are required to deposit securities with state regulatory authorities. These deposited securities totaled $16 million and $12 million at December 31, 2011 and 2010, respectively.

The maturity distribution of available-for-sale debt securities outstanding is summarized in the following tables. Prepayments may cause actual maturities to differ from scheduled maturities.

December 31, 2011	Total		Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years (a)
($ in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Fair value of available-for-sale debt securities (b)
U.S. Treasury and federal agencies	$1,546	0.9%	$231	—%	$1,202	0.9%	$113	2.2%	$—	—%
States and political subdivisions	1	5.4	—	—	—	—	—	—	1	5.4
Foreign government	784	4.4	77	7.7	506	4.3	201	3.3	—	—
Mortgage-backed residential	7,312	2.5	3	4.8	2	6.3	189	2.6	7,118	2.5
Asset-backed	2,615	2.1	—	—	1,599	1.9	574	1.9	442	3.2
Corporate debt	1,491	4.9	19	4.9	741	4.4	606	5.6	125	4.7
Other	327	1.4	316	1.3	—	—	11	4.6	—	—
Total available-for-sale debt securities	$14,076	2.6	$646	1.7	$4,050	2.4	$1,694	3.5	$7,686	2.6
Amortized cost of available-for-sale debt securities	$13,979		$644		$4,026		$1,678		$7,631

(a)	Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment options.

(b)	Yields on tax-exempt obligations have been computed on a tax-equivalent basis.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

December 31, 2010	Total		Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years (a)
($ in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Fair value of available-for-sale debt securities (b)
U.S. Treasury and federal agencies	$3,318	1.4%	$124	1.2%	$3,094	1.3%	$100	3.7%	$—	—%
States and political subdivisions	2	8.7	—	—	—	—	—	—	2	8.7
Foreign government	1,248	3.1	7	2.2	1,092	3.1	149	3.5	—	—
Mortgage-backed residential	5,825	3.8	—	—	57	3.2	64	4.4	5,704	3.8
Asset-backed	1,948	2.5	—	—	1,146	2.2	500	2.4	302	4.0
Corporate debt	1,558	3.9	22	5.7	811	3.5	593	4.3	132	4.0
Other	151	1.5	151	1.5	—	—	—	—	—	—
Total available-for-sale debt securities	$14,050	3.0	$304	1.7	$6,200	2.1	$1,406	3.5	$6,140	3.8
Amortized cost of available-for-sale debt securities	$14,008		$305		$6,152		$1,388		$6,163

(a)	Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment options.

(b)	Yields on tax-exempt obligations have been computed on a tax-equivalent basis.
The balance of cash equivalents was $5.6 billion and $5.3 billion at December 31, 2011 and 2010, respectively and are composed primarily of money market accounts and short-term securities, including U.S. Treasury bills.
The following table presents gross gains and losses realized upon the sales of available-for-sale securities and other-than-temporary impairment.

Year ended December 31, ($ in millions)	2011	2010	2009
Gross realized gains	$333	$540	$346
Gross realized losses	(28)	(35)	(129)
Other-than-temporary impairment	(11)	(1)	(55)
Net realized gains	$294	$504	$162
The following table presents interest and dividends on available-for-sale securities.

Year ended December 31, ($ in millions)	2011	2010	2009
Taxable interest	$373	$329	$174
Taxable dividends	25	17	9
Interest and dividends exempt from U.S. federal income tax	—	10	37
Interest and dividends on available-for-sale securities	$398	$356	$220

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Certain available-for-sale securities were sold at a loss in 2011, 2010, and 2009 as a result of market conditions within these respective periods (e.g., a downgrade in the rating of a debt security). The table below summarizes available-for-sale securities in an unrealized loss position in accumulated other comprehensive income. Based on the methodology described below that has been applied to these securities, we believe that the unrealized losses relate to factors other than credit losses in the current market environment. At December 31, 2011, we do not have the intent to sell the debt securities with an unrealized loss position in accumulated other comprehensive income, and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. Also, at December 31, 2011, we had the ability and intent to hold equity securities with an unrealized loss position in accumulated other comprehensive income. As a result, we believe that the securities with an unrealized loss position in accumulated other comprehensive income are not considered to be other-than-temporarily impaired at December 31, 2011. Refer to Note 1 for further information related to investment securities and our methodology for evaluating potential other-than-temporary impairment.

	2011				2010
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
December 31, ($ in millions)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$179	$(2)	$—	$—	$702	$(11)	$—	$—
States and political subdivisions	—	—	—	—	2	(1)	—	—
Foreign government	197	(1)	—	—	323	(2)	—	—
Mortgage-backed residential	2,302	(39)	45	(2)	3,159	(77)	11	(2)
Asset-backed	994	(13)	1	—	238	(1)	2	—
Corporate debt	444	(16)	30	(2)	653	(13)	5	—
Other	—	—	—	—	80	(1)	—	—
Total temporarily impaired debt securities	4,116	(71)	76	(4)	5,157	(106)	18	(2)
Temporarily impaired equity securities	770	(148)	18	(6)	250	(27)	26	(3)
Total temporarily impaired available-for-sale securities	$4,886	$(219)	$94	$(10)	$5,407	$(133)	$44	$(5)

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

8.    Loans Held-for-sale, Net
The composition of loans held-for-sale, net, was as follows.

	2011			2010
December 31, ($ in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total
Consumer automobile	$425	$—	$425	$—	$—	$—
Consumer mortgage
1st Mortgage	7,360	12	7,372	10,191	364	10,555
Home equity	740	—	740	856	—	856
Total consumer mortgage (a)	8,100	12	8,112	11,047	364	11,411
Commercial and industrial
Other	20	—	20	—	—	—
Total loans held-for-sale (b)	$8,545	$12	$8,557	$11,047	$364	$11,411

(a)	Fair value option-elected domestic consumer mortgages were $3.9 billion and $6.4 billion at December 31, 2011 and 2010, respectively. Refer to Note 27 for additional information.

(b)
Totals are net of unamortized premiums and discounts and deferred fees and costs. Included in the totals are net unamortized discounts of $221 million and $161 million at December 31, 2011 and 2010, respectively.

The following table summarizes held-for-sale mortgage loans reported at carrying value by higher-risk loan type.

Year ended December 31, ($ in millions)	2011	2010
High original loan-to-value (greater than 100%) mortgage loans	$423	$331
Payment-option adjustable-rate mortgage loans	12	16
Interest-only mortgage loans	298	481
Below-market rate (teaser) mortgages	169	151
Total higher-risk mortgage loans held-for-sale (a)	$902	$979

(a)	The majority of these loans are held by our Mortgage Legacy Portfolio and Other operations at December 31, 2011 and 2010.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

9.    Finance Receivables and Loans, Net
The composition of finance receivables and loans, net, reported at carrying value before allowance for loan losses was as follows.

	2011			2010
December 31, ($ in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total
Consumer automobile	$46,576	$16,883	$63,459	$34,604	$16,650	$51,254
Consumer mortgage
1st Mortgage	6,867	24	6,891	6,917	390	7,307
Home equity	3,102	—	3,102	3,441	—	3,441
Total consumer mortgage	9,969	24	9,993	10,358	390	10,748
Commercial
Commercial and industrial
Automobile	26,552	8,265	34,817	24,944	8,398	33,342
Mortgage	1,887	24	1,911	1,540	41	1,581
Other	1,178	63	1,241	1,795	312	2,107
Commercial real estate
Automobile	2,331	154	2,485	2,071	216	2,287
Mortgage	—	14	14	1	78	79
Total commercial	31,948	8,520	40,468	30,351	9,045	39,396
Loans at fair value (a)	603	232	835	663	352	1,015
Total finance receivables and loans (b)	$89,096	$25,659	$114,755	$75,976	$26,437	$102,413

(a)	Includes domestic consumer mortgages at fair value as a result of fair value option election. Refer to Note 27 for additional information.

(b)	Totals are net of unearned income, unamortized premiums and discounts, and deferred fees and costs of $2.9 billion at both December 31, 2011 and 2010, respectively.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans.

($ in millions)	Consumer automobile	Consumer mortgage	Commercial	Total
Allowance at January 1, 2011	$970	$580	$323	$1,873
Charge-offs
Domestic	(435)	(205)	(27)	(667)
Foreign	(145)	(5)	(63)	(213)
Total charge-offs	(580)	(210)	(90)	(880)
Recoveries
Domestic	186	16	25	227
Foreign	73	1	26	100
Total recoveries	259	17	51	327
Net charge-offs	(321)	(193)	(39)	(553)
Provision for loan losses	154	129	(64)	219
Other	(37)	—	1	(36)
Allowance at December 31, 2011	$766	$516	$221	$1,503
Allowance for loan losses
Individually evaluated for impairment	$7	$172	$61	$240
Collectively evaluated for impairment	749	344	160	1,253
Loans acquired with deteriorated credit quality	10	—	—	10
Finance receivables and loans at historical cost
Ending balance	63,459	9,993	40,468	113,920
Individually evaluated for impairment	69	606	464	1,139
Collectively evaluated for impairment	63,302	9,387	40,004	112,693
Loans acquired with deteriorated credit quality	88	—	—	88

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

($ in millions)	Consumer automobile	Consumer mortgage	Commercial	Total
Allowance at January 1, 2010	$1,024	$640	$781	$2,445
Cumulative effect of change in accounting principles (a)	222	—	—	222
Charge-offs
Domestic	(776)	(239)	(282)	(1,297)
Foreign	(194)	(4)	(151)	(349)
Total charge-offs	(970)	(243)	(433)	(1,646)
Recoveries
Domestic	319	26	18	363
Foreign	71	1	13	85
Total recoveries	390	27	31	448
Net charge-offs	(580)	(216)	(402)	(1,198)
Provision for loan losses	304	164	(26)	442
Discontinued operations	—	—	(4)	(4)
Other	—	(8)	(26)	(34)
Allowance at December 31, 2010	$970	$580	$323	$1,873
Allowance for loan losses
Individually evaluated for impairment	$—	$100	$127	$227
Collectively evaluated for impairment	970	480	196	1,646
Loans acquired with deteriorated credit quality	20	—	—	20
Finance receivables and loans at historical cost
Ending balance	51,254	10,748	39,396	101,398
Individually evaluated for impairment	—	487	1,308	1,795
Collectively evaluated for impairment	51,254	10,261	38,088	99,603
Loans acquired with deteriorated credit quality	170	—	—	170

(a)	Effect of change in accounting principle due to adoption of ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.
The following table presents information about significant sales of finance receivables and loans recorded at historical cost and transfers of finance receivables and loans from held-for-investment to held-for-sale.

December 31, ($ in millions)	2011
Consumer automobile	$3,279
Consumer mortgage	107
Commercial	34
Total sales and transfers	$3,420

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following table presents an analysis of our past due finance receivables and loans recorded at historical cost reported at carrying value before allowance for loan losses.

December 31, ($ in millions)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total finance receivables and loans
2011
Consumer automobile	$802	$162	$179	$1,143	$62,316	$63,459
Consumer mortgage
1st Mortgage	91	35	162	288	6,603	6,891
Home equity	21	11	18	50	3,052	3,102
Total consumer mortgage	112	46	180	338	9,655	9,993
Commercial
Commercial and industrial
Automobile	—	1	126	127	34,690	34,817
Mortgage	—	—	—	—	1,911	1,911
Other	—	—	1	1	1,240	1,241
Commercial real estate
Automobile	2	1	34	37	2,448	2,485
Mortgage	—	2	12	14	—	14
Total commercial	2	4	173	179	40,289	40,468
Total consumer and commercial	$916	$212	$532	$1,660	$112,260	$113,920
2010
Consumer automobile	$828	$175	$197	$1,200	$50,054	$51,254
Consumer mortgage
1st Mortgage	115	67	205	387	6,920	7,307
Home equity	20	12	13	45	3,396	3,441
Total consumer mortgage	135	79	218	432	10,316	10,748
Commercial
Commercial and industrial
Automobile	21	19	85	125	33,217	33,342
Mortgage	—	36	4	40	1,541	1,581
Other	—	—	20	20	2,087	2,107
Commercial real estate
Automobile	—	4	78	82	2,205	2,287
Mortgage	—	—	71	71	8	79
Total commercial	21	59	258	338	39,058	39,396
Total consumer and commercial	$984	$313	$673	$1,970	$99,428	$101,398

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following table presents the carrying value before allowance for loan losses of our finance receivables and loans recorded at historical cost on nonaccrual status.

December 31, ($ in millions)	2011	2010
Consumer automobile	$228	$207
Consumer mortgage
1st Mortgage	281	500
Home equity	58	61
Total consumer mortgage	339	561
Commercial
Commercial and industrial
Automobile	223	296
Mortgage	—	40
Other	37	134
Commercial real estate
Automobile	67	199
Mortgage	12	71
Total commercial	339	740
Total consumer and commercial finance receivables and loans	$906	$1,508
Management performs a quarterly analysis of the consumer automobile, consumer mortgage, and commercial portfolios using a range of credit quality indicators to assess the adequacy of the allowance based on historical and current trends. The tables below present our finance receivables and loans by select credit quality indicators for the consumer automobile, consumer mortgage, and commercial portfolios.
The following table presents performing and nonperforming credit quality indicators in accordance with our internal accounting policies for our consumer finance receivables and loans recorded at historical cost reported at carrying value before allowance for loan losses.

	2011			2010
December 31, ($ in millions)	Performing	Nonperforming	Total	Performing	Nonperforming	Total
Consumer automobile	$63,231	$228	$63,459	$51,047	$207	$51,254
Consumer mortgage
1st Mortgage	6,610	281	6,891	6,807	500	7,307
Home equity	3,044	58	3,102	3,380	61	3,441
Total consumer mortgage	$9,654	$339	$9,993	$10,187	$561	$10,748
The following table presents pass and criticized credit quality indicators based on regulatory definitions for our commercial finance receivables and loans recorded at historical cost reported at carrying value before allowance for loan losses.

	2011			2010
December 31, ($ in millions)	Pass	Criticized (a)	Total	Pass	Criticized (a)	Total
Commercial
Commercial and industrial
Automobile	$32,464	$2,353	$34,817	$31,254	$2,088	$33,342
Mortgage	1,760	151	1,911	1,504	77	1,581
Other	883	358	1,241	1,041	1,066	2,107
Commercial real estate
Automobile	2,305	180	2,485	2,013	274	2,287
Mortgage	—	14	14	—	79	79
Total commercial	$37,412	$3,056	$40,468	$35,812	$3,584	$39,396

(a)
Includes loans classified as special mention, substandard, or doubtful. These classifications are based on regulatory definitions and generally represent loans within our portfolio that are of higher default risk or have already defaulted.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Impaired Loans and Troubled Debt Restructurings
Impaired Loans
Loans are considered impaired when we determine it is probable that we will be unable to collect all amounts due according to the terms of the loan agreement. For more information on our impaired finance receivables and loans, refer to Note 1.
The following table presents information about our impaired finance receivables and loans recorded at historical cost.

December 31, ($ in millions)	Unpaid principal balance	Carrying value before allowance		Impaired with no allowance	Impaired with an allowance	Allowance for impaired loans
2011
Consumer automobile	$69	$69		$—	$69	$7
Consumer mortgage
1st Mortgage	516	508		83	425	126
Home equity	97	98		—	98	46
Total consumer mortgage	613	606		83	523	172
Commercial
Commercial and industrial
Automobile	222	222		64	158	22
Mortgage	—	—		—	—	—
Other	37	37		25	12	5
Commercial real estate
Automobile	68	68		32	36	18
Mortgage	12	12		1	11	5
Total commercial	339	339		122	217	50
Total consumer and commercial finance receivables and loans	$1,021	$1,014		$205	$809	$229
2010
Consumer automobile	$—	$—	—	$—	$—	$—
Consumer mortgage
1st Mortgage	410	404		—	404	59
Home equity	82	83		—	83	40
Total consumer mortgage	492	487		—	487	99
Commercial
Commercial and industrial
Automobile	340	356		33	323	23
Mortgage	44	40		—	40	14
Other	135	133		20	113	51
Commercial real estate
Automobile	206	197		108	89	29
Mortgage	71	71		28	43	10
Total commercial	796	797		189	608	127
Total consumer and commercial finance receivables and loans	$1,288	$1,284		$189	$1,095	$226

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following table presents average balance and interest income for our impaired finance receivables and loans.

	2011		2010		2009
Year ended December 31, ($ in millions)	Average balance	Interest income	Average balance	Interest income	Average balance	Interest income
Consumer automobile	$35	$2	$—	$—	$—	$—
Consumer mortgage
1st Mortgage	463	18	405	15	520	21
Home equity	90	4	79	4	90	4
Total consumer mortgage	553	22	484	19	610	25
Commercial
Commercial and industrial
Automobile	303	19	335	13	1,014	17
Mortgage	19	6	53	2	—	—
Other	84	1	650	6	661	31
Commercial real estate
Automobile	126	7	275	3	262	9
Mortgage	40	1	137	6	881	3
Total commercial	572	34	1,450	30	2,818	60
Total consumer and commercial finance receivables and loans	$1,160	$58	$1,934	$49	$3,428	$85
Troubled Debt Restructurings
TDRs are loan modifications where concessions were granted to borrowers experiencing financial difficulties. Numerous initiatives, such as Home Affordable Modification Program are in place to provide support to our mortgage customers in financial distress, including principal forgiveness, maturity extensions, delinquent interest capitalization, and changes to contractual interest rates. Additionally for automobile loans, we offer several types of assistance to aid our customers including changing the due date, and rewriting the loan terms. Total TDRs recorded at historical cost and reported at carrying value before allowance for loan losses at December 31, 2011, increased $224 million to $734 million from December 31, 2010. Refer to Note 1 for additional information.
The following table presents information related to finance receivables and loans recorded at historical cost modified in connection with a troubled debt restructuring during the period.

Year ended December 31, 2011 ($ in millions)	Number of loans	Pre-modification carrying value before allowance	Post-modification carrying value before allowance
Consumer automobile	6,411	$85	$85
Consumer mortgage
1st Mortgage	375	133	132
Home equity	888	51	47
Total consumer mortgage	1,263	184	179
Commercial
Commercial and Industrial
Automobile	2	5	5
Mortgage	1	38	28
Other	2	11	10
Commercial real estate
Automobile	5	12	11
Mortgage	2	4	3
Total commercial	12	70	57
Total consumer and commercial finance receivables and loans	7,686	$339	$321

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following table presents information about finance receivables and loans recorded at historical cost that have redefaulted during the reporting period and were within 12 months or less of being modified as a troubled debt restructuring. Redefault is when finance receivables and loans meet the requirements for evaluation under our charge-off policy (Refer to Note 1 for additional information) except for commercial finance receivables and loans where default is defined as 90 days past due.

Year ended December 31, 2011 ($ in millions)	Number of loans	Carrying value before allowance	Charge-off amount
Consumer automobile	420	$4	$2
Consumer mortgage
1st Mortgage	11	2	—
Home equity	28	2	1
Total consumer mortgage	39	4	1
Commercial
Commercial and industrial
Automobile	1	3	—
Total commercial	1	3	—
Total consumer and commercial finance receivables and loans	460	$11	$3
At December 31, 2011, and December 31, 2010, commercial commitments to lend additional funds to debtors owing receivables whose terms had been modified in a troubled debt restructuring were $45 million and $15 million, respectively.
Concentration Risk
Consumer
We monitor our consumer loan portfolio for concentration risk across the geographies in which we lend. The highest concentrations of loans in the United States are in Texas and California, which represent an aggregate of 16.4% of our total outstanding consumer loans at December 31, 2011.
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

	2011 (a)		2010
December 31,	Automobile	1st Mortgage and home equity	Automobile	1st Mortgage and home equity
Texas	9.5%	5.5%	9.2%	4.4%
California	4.6	25.7	4.6	24.5
Florida	4.8	4.0	4.4	4.1
Michigan	4.0	4.8	3.7	5.0
Illinois	3.1	5.0	2.8	4.7
New York	3.5	2.3	3.4	2.4
Pennsylvania	3.6	1.6	3.2	1.7
Ohio	2.9	1.0	2.5	1.0
Georgia	2.5	1.8	2.2	1.8
North Carolina	2.2	2.1	2.0	2.0
Other United States	32.9	45.9	29.4	44.7
Canada	11.8	0.2	14.2	3.6
Brazil	4.7	—	5.2	—
Germany	4.3	—	5.7	—
Other foreign	5.6	0.1	7.5	0.1
Total consumer loans	100.0%	100.0%	100.0%	100.0%

(a)	Presentation is in descending order as a percentage of total consumer finance receivables and loans at December 31, 2011.
The following table presents our five largest state and foreign concentrations within our held-for-investment mortgage finance receivables and loans recorded at historical cost and reported at carrying value before allowance for loan losses by higher-risk loan type.

December 31, ($ in millions)	Interest-only mortgage loans	Below-market rate (teaser) mortgages	All higher-risk mortgage loans
2011
California	$748	$78	$826
Virginia	274	10	284
Maryland	217	6	223
Michigan	199	9	208
Illinois	153	8	161
Other United States	1,356	137	1,493
Total	$2,947	$248	$3,195
2010
California	$993	$89	$1,082
Virginia	330	12	342
Maryland	256	7	263
Michigan	225	10	235
Illinois	197	8	205
Other United States and foreign	1,680	158	1,838
Total	$3,681	$284	$3,965

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Commercial Real Estate
The commercial real estate portfolio consists of loans issued primarily to automotive dealers. The following table shows the percentage of total commercial real estate finance receivables and loans reported at carrying value before allowance for loan losses by geographic region and property type.

December 31,	2011	2010
Geographic region
Michigan	14.1%	10.1%
Texas	12.4	10.5
Florida	12.4	10.3
California	9.3	9.6
Virginia	4.1	4.4
New York	3.5	3.8
Pennsylvania	2.9	3.7
Alabama	2.6	2.4
Georgia	2.5	2.7
North Carolina	2.1	1.9
Other United States	27.5	28.1
Canada	3.5	4.4
United Kingdom	1.8	5.0
Mexico	1.0	2.4
Other foreign	0.3	0.7
Total outstanding commercial real estate finance receivables and loans	100.0%	100.0%
Property type
Automotive dealers	99.4%	91.8%
Other	0.6	8.2
Total outstanding commercial real estate finance receivables and loans	100.0%	100.0%
Commercial Criticized Exposure
Finance receivables and loans classified as special mention, substandard, or doubtful are deemed as criticized. These classifications are based on regulatory definitions and generally represent finance receivables and loans within our portfolio that have a higher default risk or have already defaulted. The following table presents the percentage of total commercial criticized finance receivables and loans reported at carrying value before allowance for loan losses by industry concentrations.

December 31,	2011	2010
Industry
Automotive	82.9%	66.5%
Real estate	4.5	12.1
Banks and finance companies	4.2	1.0
Other	8.4	20.4
Total commercial criticized finance receivables and loans	100.0%	100.0%

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

10.    Investment in Operating Leases, Net
Investments in operating leases were as follows.

December 31, ($ in millions)	2011	2010
Vehicles and other equipment, after impairment	$11,160	$13,571
Accumulated depreciation	(1,885)	(4,443)
Investment in operating leases, net	$9,275	$9,128
Depreciation expense on operating lease assets includes remarketing gains and losses recognized on the sale of operating lease assets. The following summarizes the components of depreciation expense on operating lease assets.

Year ended December 31, ($ in millions)	2011	2010	2009
Depreciation expense on operating lease assets (excluding remarketing gains)	$1,433	$2,626	$4,049
Remarketing gains	(395)	(723)	(530)
Depreciation expense on operating lease assets	$1,038	$1,903	$3,519
The following table presents the future lease nonresidual rental payments due from customers for equipment on operating leases.

Year ended December 31, ($ in millions)
2012	$1,850
2013	1,501
2014	675
2015	35
2016 and after	—
Total	$4,061
Our investment in operating lease assets represents the net book value of our leased assets based on the expected residual value upon remarketing the vehicle at the end of the lease. Our automotive manufacturing partners may elect to sponsor incentive programs which may take the form of rate or residual support. Rate incentive programs support financing rates below the standard market rates at which we purchases leases. Residual incentive programs support contractual residual values in excess of our standard values. Over the past several years, our automotive partners have primarily supported leasing products through rate support programs.
In addition to rate and residual support programs, for leases originated prior to 2009, GM also participates in a risk-sharing arrangement whereby GM shares equally in residual losses to the extent that remarketing proceeds are below our standard residual rates (limited to a floor). In connection with the sale of 51% ownership interest in Ally, GM settled its estimated liabilities with respect to residual support and risk sharing on a portion of our operating lease portfolio. With respect to residual support and risk-sharing agreements with GM, as of December 31, 2011, the maximum amount that could be paid under these arrangements was $36 million and $150 million respectively. Embedded in our residual value projections are estimates of projected recoveries from GM relative to residual support and risk-sharing agreements. No adjustment to these estimates has been made for the collectability of the projected recoveries from GM. At December 31, 2011, expected residual values included estimates of payments from GM of $81 million related to residual support and risk-sharing agreements. To the extent GM is not able to fully honor its obligations relative to these agreements, our depreciation expense and remarketing performance would be negatively impacted.
11.    Securitizations and Variable Interest Entities
Overview
We are involved in several types of securitization and financing transactions that utilize SPEs. An SPE is an entity that is designed to fulfill a specified limited need of the sponsor. Our principal use of SPEs is to obtain liquidity and favorable capital treatment by securitizing certain of our financial assets.
The SPEs involved in securitization and other financing transactions are generally considered variable interest entities (VIEs). VIEs are entities that have either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support or whose equity investors lack the ability to control the entity's activities.
Securitizations
We provide a wide range of consumer and commercial automobile loans, operating leases, and mortgage loan products to a diverse customer base. We often securitize these loans and leases (which we collectively describe as loans or financial assets) through the use of

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

securitization entities, which may or may not be consolidated on our Consolidated Balance Sheet. We securitize consumer and commercial automobile loans and operating leases through private-label securitizations. We securitize consumer mortgage loans through transactions involving the GSEs or private-label mortgage securitizations. During 2010 and 2011, our consumer mortgage loans were primarily securitized through the GSEs.
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
We generally hold certain conditional repurchase options that allow us to repurchase assets from the securitization entity. The majority of the securitizations provide us, as servicer, with a call option that allows us to repurchase the remaining transferred financial assets or outstanding beneficial interests at our discretion once the asset pool reaches a predefined level, which represents the point where servicing becomes burdensome (a clean-up call option). The repurchase price is typically the par amount of the loans plus accrued interest. Additionally, we may hold other conditional repurchase options that allow us to repurchase a transferred financial asset if certain events outside our control are met. The typical conditional repurchase option is a delinquent loan repurchase option that gives us the option to purchase the loan or contract if it exceeds a certain prespecified delinquency level. We generally have complete discretion regarding when or if we will exercise these options, but generally, we would do so only when it is in our best interest.
Other than our customary representation and warranty provisions, these securitizations are nonrecourse to us, thereby transferring the risk of future credit losses to the extent the beneficial interests in the securitization entities are held by third parties. Representation and warranty provisions generally require us to repurchase loans or indemnify the investor or other party for incurred losses to the extent it is determined that the loans were ineligible or were otherwise defective at the time of sale. Refer to Note 31 for detail on representation and warranty provisions. We did not provide any noncontractual financial support to any of these entities during 2011 or 2010.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Other Variable Interest Entities
Servicer Advance Funding Entity
To assist in the financing of our servicer advance receivables, we formed an SPE that issues term notes to third-party investors that are collateralized by servicer advance receivables. These servicer advance receivables are transferred to the SPE and consist of delinquent principal and interest advances we made as servicer to various investors; property taxes and insurance premiums advanced to taxing authorities and insurance companies on behalf of borrowers; and amounts advanced for mortgages in foreclosure. The SPE funds the purchase of the receivables through financing obtained from the third-party investors and subordinated loans or an equity contribution from our mortgage activities. This SPE is consolidated on our balance sheet at December 31, 2011 and 2010. The beneficial interest holder of this SPE does not have legal recourse to our general credit. We do not have a contractual obligation to provide any type of financial support in the future, nor have we provided noncontractual financial support to the entity during 2011 or 2010.
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
Involvement with Variable Interest Entities
The determination of whether financial assets transferred by us to these VIEs (and related liabilities) are consolidated on our balance sheet (also referred to as on-balance sheet) or not consolidated on our balance sheet (also referred to as off-balance sheet) depends on the terms of the related transaction and our continuing involvement (if any) with the SPE. Subsequent to the adoption of ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, on January 1, 2010, we are deemed the primary beneficiary and therefore consolidate VIEs for which we have both (a) the power, through voting rights or similar rights, to direct the activities that most significantly impact the VIE's economic performance, and (b) a variable interest (or variable interests) that (i) obligates us to absorb losses that could potentially be significant to the VIE and/or (ii) provides us the right to receive residual returns of the VIE that could potentially be significant to the VIE. We determine whether we hold a significant variable interest in a VIE based on a consideration of both qualitative and quantitative factors regarding the nature, size, and form of our involvement with the VIE. We assess whether we are the primary beneficiary of a VIE on an ongoing basis.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Our involvement with consolidated and nonconsolidated VIEs in which we hold variable interests is presented below.

December 31, ($ in millions)	Consolidated involvement with VIEs		Assets of nonconsolidated VIEs (a)		Maximum exposure to loss in nonconsolidated VIEs
2011
On-balance sheet variable interest entities
Consumer automobile	$26,504		$—		$—
Consumer mortgage — private-label	1,098		—		—
Commercial automobile	19,594		—		—
Other	956		—		—
Off-balance sheet variable interest entities
Consumer mortgage — Ginnie Mae	2,652	(b)	44,127		44,127	(c)
Consumer mortgage — CMHC	66	(b)	3,222		66	(d)
Consumer mortgage — private-label	141	(b)	4,408		4,408	(c)
Consumer mortgage — other	—		—	(e)	17	(f)
Commercial other	83	(g)	—	(h)	242
Total	$51,094		$51,757		$48,860
2010
On-balance sheet variable interest entities
Consumer automobile	$20,064		$—		$—
Consumer mortgage — private-label	1,397		—		—
Commercial automobile	15,114		—		—
Other	1,035		—		—
Off-balance sheet variable interest entities
Consumer mortgage — Ginnie Mae	2,909	(b)	43,595		43,595	(c)
Consumer mortgage — CMHC	124	(b)	4,222		124	(d)
Consumer mortgage — private-label	183	(b)	5,371		5,371	(c)
Commercial other	483	(g)	—	(h)	698
Total	$41,309		$53,188		$49,788

(a)	Asset values represent the current unpaid principal balance of outstanding consumer finance receivables and loans within the VIEs.

(b)
Includes $2.4 billion and $2.5 billion classified as mortgage loans held-for-sale, $92 million and $162 million classified as trading assets or other assets, and $386 million and $569 million classified as mortgage servicing rights at December 31, 2011, and December 31, 2010, respectively. CMHC is the Canada Mortgage and Housing Corporation.

(c)
Maximum exposure to loss represents the current unpaid principal balance of outstanding loans based on our customary representation and warranty provisions. This measure is based on the unlikely event that all of the loans have underwriting defects or other defects that trigger a representation and warranty provision and the collateral supporting the loans are worthless. The maximum exposure above is not an indication of our expected loss.

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

(g)
Includes $100 million and $515 million classified as finance receivables and loans, net, and $20 million and $20 million classified as other assets, offset by $37 million and $52 million classified as accrued expenses and other liabilities at December 31, 2011, and December 31, 2010, respectively.

(h)
Includes VIEs for which we have no management oversight and therefore we are not able to provide the total assets of the VIEs. However, in 2010 we sold loans with an unpaid principal balance of $1.5 billion into these VIEs.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

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
The consolidated VIEs included in the table below represent separate entities with which we are involved. The third-party investors in the obligations of consolidated VIEs have legal recourse only to the assets of the VIEs and do not have such recourse to us, except for the customary representation and warranty provisions or when we are the counterparty to certain derivative transactions involving the VIE. In addition, the cash flows from the assets are restricted only to pay such liabilities. Thus, our economic exposure to loss from outstanding third-party financing related to consolidated VIEs is significantly less than the carrying value of the consolidated VIE assets. All assets are restricted for the benefit of the beneficial interest holders. Refer to Note 27 for discussion of the assets and liabilities for which the fair value option has been elected.

December 31, ($ in millions)	2011	2010
Assets
Loans held-for-sale, net	$9	$21
Finance receivables and loans, net
Consumer	21,622	18,744
Commercial	19,313	14,739
Allowance for loan losses	(210)	(238)
Total finance receivables and loans, net	40,725	33,245
Investment in operating leases, net	4,389	1,065
Other assets	3,029	3,194
Assets of operations held-for-sale	—	85
Total assets	$48,152	$37,610
Liabilities
Short-term borrowings	$795	$964
Long-term debt	33,143	24,466
Interest payable	14	15
Accrued expenses and other liabilities	405	352
Liabilities of operations held-for-sale	—	45
Total liabilities	$34,357	$25,842
Off-balance Sheet Variable Interest Entities
The nature, purpose, and activities of nonconsolidated securitization entities are similar to those of our consolidated securitization entities with the primary difference being the nature and extent of our continuing involvement. The cash flows from the assets of nonconsolidated securitization entities generally are the sole source of payment on the securitization entities' liabilities. The creditors of these securitization entities have no recourse to us with the exception of market customary representation and warranty provisions as described in Note 31.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

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
For nonconsolidated securitization entities, the transferred financial assets are removed from our balance sheet provided the conditions for sale accounting are met. The financial assets obtained from the securitization are primarily reported as cash, servicing rights, or retained interests (if applicable). Typically, we conclude that the fee we are paid for servicing consumer automobile finance receivables represents adequate compensation, and consequently, we do not recognize a servicing asset or liability. As an accounting policy election, we elected fair value treatment for our MSR portfolio. Liabilities incurred as part of these securitization transactions, such as representation and warranty provisions, are recorded at fair value at the time of sale and are reported as accrued expenses and other liabilities on our Consolidated Balance Sheet. Upon the sale of the loans, we recognize a gain or loss on sale for the difference between the assets recognized, the assets derecognized, and the liabilities recognized as part of the transaction.
The following summarizes all pretax gains and losses recognized on financial assets sold into nonconsolidated securitization and similar asset-backed financing entities.

Year ended December 31, ($ in millions)	2011	2010	2009
Consumer mortgage — GSEs	$818	$1,065	$854
Consumer mortgage — private-label	—	17	21
Commercial automobile	—	—	110
Total pretax gain	$818	$1,082	$985

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following table summarizes cash flows received from and paid related to securitization entities, asset-backed financings, or other similar transfers of financial assets where the transfer is accounted for as a sale and we have a continuing involvement with the transferred assets (e.g., servicing) that were outstanding in 2011, 2010, and 2009. Cash flows presented below may not be comparable because 2009 includes cash flows related to securitization entities that are now consolidated. Additionally, the table contains information regarding cash flows received from and paid to nonconsolidated securitization entities that existed during each period.

Year ended December 31, ($ in millions)	Consumer automobile	Commercial automobile	Consumer mortgage GSEs	Consumer mortgage private-label
2011
Cash proceeds from transfers completed during the year	$—	$—	$59,815	$722
Cash flows received on retained interests in securitization entities	—	—	—	68
Servicing fees	—	—	999	201
Purchases of previously transferred financial assets	—	—	(2,537)	(222)	(a)
Representations and warranties obligations	—	—	(143)	(38)
Other cash flows	—	—	(13)	187
2010
Cash proceeds from transfers completed during the year	$—	$—	$68,822	$1,090
Cash flows received on retained interests in securitization entities	—	—	—	81
Servicing fees	1	—	1,081	209
Purchases of previously transferred financial assets	—	—	(1,865)	(282)	(a)
Representations and warranties obligations	—	—	(389)	(18)
Other cash flows	(6)	—	(39)	(22)
2009
Cash proceeds from transfers completed during the year	$—	$—	$56,251	$1,258
Cash flows received on retained interests in securitization entities	269	1,009	—	119
Cash proceeds from collections reinvested in revolving securitization entities	—	5,998	—	—
Servicing fees	111	39	643	272
Purchases of previously transferred financial assets	—	—	(385)	(1)	(a)
Representations and warranties obligations	—	—	(343)	(64)
Other cash flows	(64)	—	(177)	(123)

(a)	Includes repurchases in connection with clean up call options.

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

	Total amount		Amount 60 days or more past due		Net credit losses
December 31, ($ in millions)	2011	2010	2011	2010	2011	2010
On-balance sheet loans
Consumer automobile	$63,884	$51,254	$341	$373	$321	$613
Consumer mortgage (a)	18,940	23,174	3,242	3,437	181	173	(b)
Commercial automobile	37,302	35,629	162	186	13	84
Commercial mortgage	1,925	1,660	14	110	31	91
Commercial other	1,261	2,107	1	20	(5)	227
Total on-balance sheet loans	123,312	113,824	3,760	4,126	541	1,188
Off-balance sheet securitization entities
Consumer automobile	—	—	—	—	—	1
Consumer mortgage — GSEs (c)	262,984	253,192	9,456	13,990	n/m	n/m
Consumer mortgage — private-label	63,991	73,638	11,301	12,220	3,982	4,605
Total off-balance sheet securitization entities	326,975	326,830	20,757	26,210	3,982	4,606
Whole-loan transactions (d)	33,961	38,212	2,901	2,950	782	1,269	(b)
Total	$484,248	$478,866	$27,418	$33,286	$5,305	$7,063
n/m = not meaningful

(a)
Includes loans subject to conditional repurchase options of $2.3 billion and $2.3 billion guaranteed by the GSEs, and $132 million and $146 million sold to certain private-label mortgage securitization entities at December 31, 2011 and 2010, respectively.

(b)
We identified an immaterial error in the amounts previously disclosed related to net credit losses for on-balance sheet consumer mortgage, and whole-loan transactions for the December 31, 2010 period. We corrected the net credit losses for these balances, resulting in a decrease of $162 million for on-balance sheet consumer mortgage, and an increase of $969 million for whole-loan transactions from the amounts previously presented. The change had no impact on our consolidated financial condition or results of operation.

(c)	Anticipated credit losses are not meaningful due to the GSE guarantees.

(d)	Whole-loan transactions are not part of a securitization transaction, but represent consumer automobile and consumer mortgage pools of loans sold to third-party investors.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

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
We continue to hold servicing rights associated with these deconsolidation transactions, however retained servicing does not preclude deconsolidation because the retained servicing we hold does not absorb a potentially significant level of variability in the securitization entities. Upon completion of the sale, $9 million of servicing rights and $1 million of retained interests associated with this transaction were recorded.
12.    Servicing Activities
Mortgage Servicing Rights
The following table summarizes activity related to MSRs, which are carried at fair value. Although there are no market transactions that are directly observable, management estimates fair value based on the price it believes would be received to sell the MSR asset in an orderly transaction under current market conditions.

Year ended December 31, ($ in millions)	2011	2010
Estimated fair value at January 1,	$3,738	$3,554
Additions recognized on sale of mortgage loans	622	1,006
Additions from purchases of servicing rights	31	56
Subtractions from sales of servicing assets	(266)	(1)
Changes in fair value
Due to changes in valuation inputs or assumptions used in the valuation model	(1,041)	23
Other changes in fair value	(565)	(894)
Decrease due to change in accounting principle	—	(19)
Other changes that affect the balance	—	13
Estimated fair value at December 31,	$2,519	$3,738
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
The key economic assumptions and sensitivity of the fair value of MSRs to immediate 10% and 20% adverse changes in those assumptions were as follows.

December 31, ($ in millions)	2011	2010
Weighted average life (in years)	4.7	7.0
Weighted average prepayment speed	15.7%	9.8%
Impact on fair value of 10% adverse change	$(135)	$(155)
Impact on fair value of 20% adverse change	(257)	(295)
Weighted average discount rate	10.2%	12.3%
Impact on fair value of 10% adverse change	$(59)	$(80)
Impact on fair value of 20% adverse change	(114)	(156)
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Risk Mitigation Activities
The primary risk of our servicing rights is interest rate risk and the resulting impact on prepayments. A significant decline in interest rates could lead to higher-than-expected prepayments that could reduce the value of the MSRs. We economically hedge the impact of these risks with both derivative and nonderivative financial instruments. Refer to Note 24 for additional information regarding the derivative financial instruments used to economically hedge MSRs.
The components of servicing valuation and hedge activities, net, were as follows.

Year ended December 31, ($ in millions)	2011	2010	2009
Change in estimated fair value of mortgage servicing rights	$(1,606)	$(872)	$(106)
Change in fair value of derivative financial instruments	817	478	(998)
Servicing valuation and hedge activities, net	$(789)	$(394)	$(1,104)
Mortgage Servicing Fees
The components of mortgage servicing fees were as follows.

Year ended December 31, ($ in millions)	2011	2010	2009
Contractual servicing fees, net of guarantee fees and including subservicing	$977	$998	$993
Late fees	65	77	75
Ancillary fees	156	187	162
Total mortgage servicing fees	$1,198	$1,262	$1,230
Mortgage Servicing Advances
In connection with our primary servicing activities (i.e., servicing of mortgage loans), we make certain payments for property taxes and insurance premiums, default and property maintenance payments, as well as advances of principal and interest payments before collecting them from individual borrowers. Servicing advances, including contractual interest, are priority cash flows in the event of a loan principal reduction or foreclosure and ultimate liquidation of the real estate-owned property, thus making their collection reasonably assured. These servicing advances are included in other assets on the Consolidated Balance Sheet and totaled $1.9 billion and $1.9 billion at December 31, 2011 and 2010, respectively. We maintain an allowance for uncollected primary servicing advances of $43 million and $25 million at December 31, 2011 and 2010, respectively. Our potential obligation is influenced by the loan's performance and credit quality. Additionally, we have a fiduciary responsibility for mortgage escrow and custodial funds that totaled $4.4 billion and $4.2 billion at December 31, 2011 and 2010, respectively. A portion of these balances are included in deposit liabilities on our Consolidated Balance Sheet. Refer to Note 15 for additional information.
When we act as a subservicer of mortgage loans we perform the responsibilities of a primary servicer but do not own the corresponding primary servicing rights. We receive a fee from the primary servicer for such services. As the subservicer, we would have the same responsibilities of a primary servicer in that we would make certain payments of property taxes and insurance premiums, default and property maintenance, as well as advances of principal and interest payments before collecting them from individual borrowers. At December 31, 2011 and 2010, outstanding servicer advances related to subserviced loans were $125 million and $140 million, respectively, and we had a reserve for uncollected subservicer advances of $1.1 million and $1.0 million, respectively.
At December 31, 2011 and 2010, we were the master servicer (i.e., servicer of beneficial interests issued by mortgage securitization entities) for 467,722 and 528,249 loans, respectively, having an aggregate unpaid principal balance of $61.4 billion and $72.6 billion, respectively. In many cases, where we act as master servicer, we also act as primary servicer. In connection with our master-servicing activities, we service the mortgage-backed and mortgage-related asset-backed securities and whole-loan packages sold to investors. As the master servicer, we collect mortgage loan payments from primary servicers and distribute those funds to investors in the mortgage-backed and mortgage-related asset-backed securities and whole-loan packages. As the master servicer, we are required to advance scheduled payments to the securitization trust or whole-loan investors. To the extent the primary servicer does not advance the payments, we are responsible for advancing the payment to the trust or whole-loan investors. Master-servicing advances, including contractual interest, are priority cash flows in the event of a default, thus making their collection reasonably assured. In most cases, we are required to advance these payments to the point of liquidation of the loan or reimbursement of the trust or whole-loan investors. We had outstanding master-servicing advances of $158 million and $90 million at December 31, 2011 and 2010, respectively. We had no reserve for uncollected master-servicing advances at December 31, 2011 or 2010.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

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
The unpaid principal balance of our serviced mortgage assets were as follows.

December 31, ($ in millions)	2011	2010
On-balance sheet mortgage loans
Held-for-sale and investment	$18,871	$20,224
Operations held-for-sale	541	—
Off-balance sheet mortgage loans
Loans sold to third-party investors
Private-label	50,886	63,685
GSEs	262,868	255,388
Whole-loan	15,105	17,524
Purchased servicing rights	3,247	3,946
Operations held-for-sale	4,912	—
Total primary serviced mortgage loans	356,430	360,767
Subserviced mortgage loans	26,358	24,173
Subserviced operations held-for-sale	4	—
Total subserviced mortgage loans	26,362	24,173
Master-servicing-only mortgage loans	8,557	10,548
Total serviced mortgage loans	$391,349	$395,488
Our Mortgage operations that conduct primary and master-servicing activities are required to maintain certain servicer ratings in accordance with master agreements entered into with GSEs. At December 31, 2011, our Mortgage operations were in compliance with the servicer-rating requirements of the master agreements.
At December 31, 2011, domestic insured private-label securitizations with an unpaid principal balance of $6.0 billion entitles the monoline or other provider of contractual credit support (surety providers) to declare a servicer default and terminate the servicer upon the failure of the loans to meet certain portfolio delinquency and/or cumulative loss thresholds. Securitizations with an unpaid principal balance of $5.4 billion had breached a delinquency and/or cumulative loss threshold. We continue to receive service fee income with respect to these securitizations. Securitizations with an unpaid principal balance of $607 million have not yet breached a delinquency or cumulative loss threshold. The value of the related MSR is $3 million at December 31, 2011. Refer to Note 31 for additional information.
Automobile Servicing Activities
We service consumer automobile contracts. Historically, we have sold a portion of the consumer automobile contracts that we originated. With respect to contracts we sell, we retain the right to service and earn a servicing fee for our servicing function. Typically, we conclude that the fee we are paid for servicing consumer automobile finance receivables represents adequate compensation, and consequently, we do not recognize a servicing asset or liability. We recognized automobile servicing fee income of $160 million, $231 million, and $237 million during the years ended December 31, 2011, 2010, and 2009, respectively.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Automobile Serviced Assets
The total serviced automobile loans outstanding were as follows.

December 31, ($ in millions)	2011	2010
On-balance sheet automobile loans and leases
Consumer automobile	$63,884	$51,254
Commercial automobile	37,302	35,629
Operating leases	9,275	9,128
Operations held-for-sale	102	242
Off-balance sheet automobile loans
Loans sold to third-party investors
Whole-loan	12,318	18,126
Total serviced automobile loans and leases	$122,881	$114,379
13.    Premiums Receivable and Other Insurance Assets
Premiums receivable and other insurance assets consisted of the following.

December 31, ($ in millions)	2011	2010
Prepaid reinsurance premiums	$218	$249
Reinsurance recoverable on unpaid losses	321	487
Reinsurance recoverable on paid losses	54	54
Premiums receivable	288	341
Deferred policy acquisition costs	972	1,050
Total premiums receivable and other insurance assets	$1,853	$2,181

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

14.    Other Assets
The components of other assets were as follows.

December 31, ($ in millions)	2011	2010
Property and equipment at cost	$1,152	$1,315
Accumulated depreciation	(787)	(939)
Net property and equipment	365	376
Fair value of derivative contracts in receivable position	5,687	3,966
Servicer advances	2,142	2,137
Restricted cash collections for securitization trusts (a)	1,596	1,705
Collateral placed with counterparties	1,448	1,569
Restricted cash and cash equivalents	1,381	1,323
Other accounts receivable	1,110	641
Cash reserve deposits held-for-securitization trusts (b)	838	1,168
Debt issuance costs	612	704
Prepaid expenses and deposits	568	638
Goodwill	518	525
Nonmarketable equity securities	419	504
Real estate and other investments	385	280
Accrued interest and rent receivable	232	238
Interests retained in financial asset sales	231	568
Repossessed and foreclosed assets	141	211
Investment in used vehicles held-for-sale	76	386
Other assets	992	625
Total other assets	$18,741	$17,564

(a)	Represents cash collection from customer payments on securitized receivables. These funds are distributed to investors as payments on the related secured debt.

(b)	Represents credit enhancement in the form of cash reserves for various securitization transactions we have executed.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The changes in the carrying amounts of goodwill for the periods shown were as follows.

($ in millions)	International Automotive Finance operations	Insurance operations		Total
Goodwill acquired prior to December 31, 2009	$490	$909		$1,399
Accumulated impairment losses (a)	—	(649)	(b)	(649)
Sale of reporting unit	—	(107)		(107)
Transfer of assets of discontinued operations held-for-sale	(22)	(108)		(130)
Foreign-currency translation	1	12		13
Goodwill at December 31, 2009	$469	$57		$526
Transfer of assets of discontinued operations held-for-sale	(1)	(1)		(2)
Foreign-currency translation	—	1		1
Goodwill at December 31, 2010	$468	$57		$525
Transfer of assets of discontinued operations held-for-sale	—	(4)		(4)
Foreign-currency translation	—	(3)		(3)
Goodwill at December 31, 2011	$468	$50		$518

(a)
The impairment losses of our Insurance operations were reported as loss from discontinued operations, net of tax, in the Consolidated Statement of Income. All other impairment losses were reported as other operating expenses in the Consolidated Statement of Income.

(b)
During the three months ended June 30, 2009, our Insurance operations initiated an evaluation of goodwill for potential impairment, which was in addition to our annual impairment evaluation. These tests were initiated in light of a more-than-likely expectation that a reporting unit or a significant portion of a reporting unit would be sold. The fair value was determined using an offer provided by a willing purchaser. Based on the preliminary results of the assessments, our Insurance operations concluded that the carrying value of the reporting unit exceeded the fair value resulting in an impairment loss during 2009.

15.    Deposit Liabilities
Deposit liabilities consisted of the following.

December 31, ($ in millions)	2011	2010
Domestic deposits
Noninterest-bearing deposits	$2,029	$2,108
Interest-bearing deposits
Savings and money market checking accounts	9,035	8,081
Certificates of deposit	28,540	23,728
Dealer deposits	1,769	1,459
Total domestic deposit liabilities	41,373	35,376
Foreign deposits
Noninterest-bearing deposits	—	23
Interest-bearing deposits
Savings and money market checking accounts	1,408	961
Certificates of deposit	1,958	2,390
Dealer deposits	311	298
Total foreign deposit liabilities	3,677	3,672
Total deposit liabilities	$45,050	$39,048
Noninterest-bearing deposits primarily represent third-party escrows associated with our mortgage loan-servicing portfolio. The escrow deposits are not subject to an executed agreement and can be withdrawn without penalty at any time. At December 31, 2011 and 2010, certificates of deposit included $10.0 billion and $7.0 billion, respectively, of domestic certificates of deposit in denominations of $100 thousand or more.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following table presents the scheduled maturity of total certificates of deposit.

Year ended December 31, ($ in millions)
2012	$15,571
2013	6,702
2014	2,113
2015	3,737
2016	2,375
Total certificates of deposit	$30,498
16.    Short-term Borrowings
The following table presents the composition of our short-term borrowings portfolio.

	2011			2010
December 31, ($ in millions)	Unsecured	Secured	Total	Unsecured	Secured	Total
Demand notes	$2,756	$—	$2,756	$2,033	$—	$2,033
Bank loans and overdrafts	1,613	—	1,613	1,970	—	1,970
Federal Home Loan Bank	—	1,400	1,400	—	1,300	1,300
Other (a)	146	1,765	1,911	224	1,981	2,205
Total short-term borrowings	$4,515	$3,165	$7,680	$4,227	$3,281	$7,508
Weighted average interest rate (b)			3.6%			3.5%

(a)	Other primarily includes nonbank secured borrowings at our Mortgage and International Automotive Finance operations.

(b)	Based on the debt outstanding and the interest rate at December 31 of each year.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

17.    Long-term Debt
The following tables present the composition of our long-term debt portfolio.

December 31, ($ in millions)	Amount	Interest rate	Weighted average interest rate (a)	Due date range
2011
Senior debt
Fixed rate (b)	$39,657
Variable rate	3,393
Total senior debt (c)	43,050	0.00 - 16.68%	6.15%	2012-2049
Subordinated debt
Fixed rate	4,675
Variable rate (d)	8,246
Total subordinated debt (e)	12,921	0.76-17.05%	4.62%	2012-2031
VIE secured debt
Fixed rate	16,538
Variable rate	16,605
Total VIE secured debt	33,143	0.32-8.30%	1.96%	2012-2040
Trust preferred securities
Fixed rate	2,622	8.13%	8.13%	2040
Fair value adjustment (f)	1,058
Total long-term debt (g)	$92,794
2010
Senior debt
Fixed rate (b)	$45,905
Variable rate	2,314
Total senior debt (c)	48,219	0.00–16.21%	6.56%	2011–2049
Subordinated debt
Fixed rate	4,227
Variable rate (d)	6,632
Total subordinated debt (e)	10,859	0.83–17.05%	4.76%	2011–2018
VIE secured debt
Fixed rate	10,706
Variable rate	13,760
Total VIE secured debt	24,466	0.30-8.30%	2.62%	2011–2016
Trust preferred securities
Fixed rate	2,621	8.00%	8.00%	2040
Fair value adjustment (f)	447
Total long-term debt (g)	$86,612

(a)	Based on the debt outstanding and the interest rate at December 31 of each year.

(b)	Includes $7.4 billion at both December 31, 2011 and 2010, guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program.

(c)	Includes secured long-term debt of $4.0 billion at both December 31, 2011 and 2010.

(d)	Includes $8.2 billion and $6.4 billion of debt outstanding from the Ally Bank, U.S. and Canadian automotive secured revolving credit facilities at December 31, 2011 and 2010, respectively.

(e)	Includes secured long-term debt of $12.7 billion and $10.6 billion at December 31, 2011 and 2010, respectively.

(f)	Amount represents the hedge accounting adjustment of fixed-rate debt.

(g)	Includes fair value option-elected secured long-term debt of $830 million and $972 million at December 31, 2011 and 2010, respectively. Refer to Note 27 for additional information.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

	2011			2010
December 31, ($ in millions)	Unsecured	Secured	Total	Unsecured	Secured	Total
Long-term debt
Due within one year	$11,664	$14,521	$26,185	$8,555	$13,603	$22,158
Due after one year	30,272	35,279	65,551	38,499	25,508	64,007
Fair value adjustment	1,058	—	1,058	447	—	447
Total long-term debt	$42,994	$49,800	$92,794	$47,501	$39,111	$86,612
The following table presents the scheduled maturity of long-term debt, assuming no early redemptions will occur. The actual payment of secured debt may vary based on the payment activity of the related pledged assets.

Year ended December 31, ($ in millions)	2012	2013	2014	2015	2016	2017 and thereafter	Fair value adjustment	Total
Unsecured
Long-term debt	$12,014	$2,336	$5,755	$3,601	$1,457	$18,967	$1,058	$45,188
Original issue discount	(350)	(263)	(190)	(57)	(62)	(1,272)	—	(2,194)
Total unsecured	11,664	2,073	5,565	3,544	1,395	17,695	1,058	42,994
Secured
Long-term debt	14,416	15,075	11,113	4,816	1,405	2,729	—	49,554
Troubled debt restructuring concession (a)	105	82	46	13	—	—	—	246
Total secured	14,521	15,157	11,159	4,829	1,405	2,729	—	49,800
Total long-term debt	$26,185	$17,230	$16,724	$8,373	$2,800	$20,424	$1,058	$92,794

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

Year ended December 31, ($ in millions)	2012	2013	2014	2015	2016	2017 and thereafter	Fair value adjustment	Total
ResCap
Unsecured debt
Long-term debt	$338	$526	$101	$114	$—	$—	$18	$1,097
Original issue discount	—	—	—	—	—	—	—	—
Total unsecured	338	526	101	114	—	—	18	1,097
Secured debt
Long-term debt	3	772	707	707	—	1,682	—	3,871
Troubled debt restructuring concession (a)	105	82	46	13	—	—	—	246
Total secured debt	108	854	753	720	—	1,682	—	4,117
ResCap — Total long-term debt	$446	$1,380	$854	$834	$—	$1,682	$18	$5,214

(a)
In the second quarter of 2008, ResCap executed an exchange offer that resulted in a concession being recognized as an adjustment to the carrying value of certain new secured notes. This concession is being amortized over the life of the new notes through a reduction to interest expense using an effective yield methodology.

To achieve the desired balance between fixed- and variable-rate debt, we utilize interest rate swap agreements. The use of these derivative financial instruments had the effect of synthetically converting $14.1 billion of our fixed-rate debt into variable-rate obligations and $13.5 billion of our variable-rate debt into fixed-rate obligations at December 31, 2011. In addition, certain of our debt obligations are denominated in currencies other than the currency of the issuing country. Foreign-currency swap agreements are used to hedge exposure to changes in the exchange rates of obligations.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following summarizes assets restricted as collateral for secured borrowing arrangements, which primarily arise from securitization transactions accounted for as secured borrowings and repurchase agreements.

	2011		2010
December 31, ($ in millions)	Total	Ally Bank (a)	Total	Ally Bank (a)
Trading assets	$27	$—	$36	$—
Loans held-for-sale	805	—	1,035	—
Mortgage assets held-for-investment and lending receivables	12,197	11,188	12,451	11,137
Consumer automobile finance receivables	33,888	17,320	27,164	14,927
Commercial automobile finance receivables	20,355	14,881	19,741	15,034
Investment securities	780	780	2,191	2,190
Investment in operating leases, net	4,555	431	3,199	—
Mortgage servicing rights	1,920	1,286	2,801	1,746
Other assets	3,973	1,816	3,990	1,700
Total assets restricted as collateral (b)	$78,500	$47,702	$72,608	$46,734
Secured debt (c)	$52,965	$25,533	$42,392	$20,199

(a)	Ally Bank is a component of the total column.

(b)
Ally Bank has an advance agreement with the Federal Home Loan Bank of Pittsburgh (FHLB) and access to the Federal Reserve Bank Discount Window. Ally Bank had assets pledged and restricted as collateral to the FHLB and Federal Reserve Bank totaling $11.8 billion and $15.2 billion at December 31, 2011 and 2010, respectively. These assets were composed of consumer and commercial mortgage finance receivables and loans, net, consumer automobile finance receivables and loans, net, and investment securities. Under the agreement with the FHLB, Ally Bank also had assets pledged as collateral under a blanket lien totaling $7.3 billion and $5.3 billion at December 31, 2011 and 2010, respectively. These assets were primarily composed of mortgage servicing rights, consumer automobile finance receivables and loans, net, and other assets. Availability under these programs is generally only for the operations of Ally Bank and cannot be used to fund the operations or liabilities of Ally or its subsidiaries.

(c)	Includes $3,165 million and $3,281 million of short-term borrowings at December 31, 2011 and 2010, respectively.
Trust Preferred Securities
On December 30, 2009, we entered into a Securities Purchase and Exchange Agreement with U.S. Department of Treasury (Treasury) and GMAC Capital Trust I, a Delaware statutory trust (the Trust), which is a finance subsidiary that is wholly owned by Ally. As part of the agreement, the Trust sold to Treasury 2,540,000 trust preferred securities (TRUPS) issued by the Trust with an aggregate liquidation preference of $2.5 billion. Additionally, we issued and sold to Treasury a ten‑year warrant to purchase up to 127,000 additional TRUPS with an aggregate liquidation preference of $127 million, at an initial exercise price of $0.01 per security, which Treasury immediately exercised in full.
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
Each Series 2 TRUPS security has a liquidation amount of $25. Distributions are cumulative and are payable until redemption at the applicable coupon rate. Distributions are payable at an annual rate of 8.125% payable quarterly in arrears, beginning August 15, 2011, to but excluding February 15, 2016. From and including February 15, 2016, to but excluding February 15, 2040, distributions will be payable at an annual rate equal to three-month London interbank offer rate plus 5.785% payable quarterly in arrears, beginning May 15, 2016. Ally has the right to defer payments of interest for a period not exceeding 20 consecutive quarters. The Series 2 TRUPS have no stated maturity date, but must be redeemed upon the redemption or maturity of the related debentures (Debentures), which mature on February 15, 2040. The Series 2 TRUPS are generally nonvoting, other than with respect to certain limited matters. During any period in which any Series 2 TRUPS remain outstanding but in which distributions on the Series 2 TRUPS have not been fully paid, none of Ally or its subsidiaries will be permitted to (i) declare or pay dividends on, make any distributions with respect to, or redeem, purchase, acquire or otherwise make a liquidation payment with respect to, any of Ally's capital stock or make any guarantee payment with respect thereto; or (ii) make any payments of principal, interest, or premium on, or repay, repurchase or redeem, any debt securities or guarantees that rank on a parity with or junior in interest to the Debentures with certain specified exceptions in each case.
Covenants and Other Requirements
ResCap, our separate mortgage subsidiary, is required to maintain consolidated tangible net worth of at least $250 million at the end of each month under the terms of certain of its credit facilities. For this purpose, consolidated tangible net worth is defined as ResCap's consolidated equity, excluding intangible assets. At December 31, 2011, ResCap's consolidated tangible net worth was temporarily reduced to below $250 million resulting in a covenant breach in certain of ResCap's credit facilities. ResCap subsequently received waivers from all applicable lenders with respect to this covenant breach. Refer to Note 1, Residential Capital, LLC, for additional information.
In secured funding transactions, there are trigger events that could cause the debt to be prepaid at an accelerated rate or could cause our usage of the credit facility to be discontinued. The triggers are generally based on the financial health and performance of the servicer as well

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

as performance criteria for the pool of receivables, such as delinquency ratios, loss ratios, commercial payment rates. During 2011, there were no trigger events that resulted in the repayment of debt at an accelerated rate or impacted the usage of our credit facilities.
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
The total capacity in our committed funding facilities is provided by banks and other financial institutions through private transactions. The committed secured funding facilities can be revolving in nature and allow for additional funding during the commitment period, or they can be amortizing and not allow for any further funding after the closing date. At December 31, 2011, $32.0 billion of our $43.1 billion of committed capacity was revolving. Our revolving facilities generally have an original tenor ranging from 364 days to two years. As of December 31, 2011, we had $16.5 billion of committed funding capacity from revolving facilities with a remaining tenor greater than 364 days.
Committed Funding Facilities

	Outstanding		Unused capacity (a)		Total capacity
December 31, ($ in billions)	2011	2010	2011	2010	2011	2010
Bank funding
Secured	$5.8	$6.4	$3.7	$1.9	$9.5	$8.3
Nonbank funding
Unsecured
Automotive Finance operations	0.3	0.8	0.5	—	0.8	0.8
Secured
Automotive Finance operations (b)	14.3	8.3	13.2	9.1	27.5	17.4
Mortgage operations	0.7	1.0	0.5	0.6	1.2	1.6
Total nonbank funding	15.3	10.1	14.2	9.7	29.5	19.8
Shared capacity (c)	1.6	0.2	2.5	3.9	4.1	4.1
Total committed facilities	$22.7	$16.7	$20.4	$15.5	$43.1	$32.2

(a)
Funding from committed secured facilities is available on request in the event excess collateral resides in certain facilities or is available to the extent incremental collateral is available and contributed to the facilities.

(b)
Total unused capacity includes $4.9 billion as of December 31, 2011, and $1.2 billion as of December 31, 2010, from committed funding arrangements that are reliant upon the origination of future automotive receivables and that are available in 2012 and 2013.

(c)	Funding is generally available for assets originated by Ally Bank or the parent company, Ally Financial Inc.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Uncommitted Funding Facilities

	Outstanding		Unused capacity		Total capacity
December 31, ($ in billions)	2011	2010	2011	2010	2011	2010
Bank funding
Secured
Federal Reserve funding programs	$—	$—	$3.2	$4.0	$3.2	$4.0
FHLB advances	5.4	5.3	—	0.2	5.4	5.5
Total bank funding	5.4	5.3	3.2	4.2	8.6	9.5
Nonbank funding
Unsecured
Automotive Finance operations	1.9	1.4	0.5	0.6	2.4	2.0
Secured
Automotive Finance operations	0.1	0.1	0.1	—	0.2	0.1
Mortgage operations	—	—	0.1	0.1	0.1	0.1
Total nonbank funding	2.0	1.5	0.7	0.7	2.7	2.2
Total uncommitted facilities	$7.4	$6.8	$3.9	$4.9	$11.3	$11.7

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

18.    Reserves for Insurance Losses and Loss Adjustment Expenses
The following table provides a reconciliation of the activity in the reserves for insurance losses and loss adjustment expenses.

Year ended December 31, ($ in millions)	2011	2010	2009
Balance at beginning of year	$862	$1,215	$2,895
Reinsurance recoverables	(487)	(670)	(1,660)
Net balance at beginning of year	375	545	1,235
Net reserves reclassified from liabilities of discontinued operations held-for-sale (a)	269	784	—
Net reserves ceded — retroactive reinsurance (b)	—	(85)	—
Net reserves sold (c)	(279)	(452)	(82)
Incurred from continuing operations related to
Current year	754	872	968
Prior years (d)	(26)	(52)	22
Total incurred from continuing operations	728	820	990
Incurred from discontinued operations related to
Current year	165	361	1,060
Prior years (e)	(2)	(3)	(7)
Total incurred from discontinued operations	163	358	1,053
Paid related to
Current year	(848)	(1,015)	(1,353)
Prior years	(118)	(316)	(583)
Total paid	(966)	(1,331)	(1,936)
Net reserves reclassified to liabilities of discontinued operations held-for-sale (f)	(17)	(269)	(784)
Effects of exchange-rate changes	(14)	5	69
Net balance at end of year	259	375	545
Reinsurance recoverables	321	487	670
Balance at end of year	$580	$862	$1,215

(a)	Represents the fair value of reserves of discontinued operations held-for-sale at the beginning of the year.

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

(c)
During 2011, we completed the sale of our U.K. consumer property and casualty insurance business. During 2010 and 2009, we completed sales related to our U.S. consumer property and casualty insurance business.

(d)
Incurred losses and loss adjustment expenses from continuing operations were adjusted as a result of changes in prior year reserve estimates for certain assumed reinsurance coverages, international private passenger automobile coverages, or dealer-related products.

(e)	Incurred losses and loss adjustment expenses from discontinued operations were adjusted as a result of changes in prior year reserve estimates for certain private passenger automobile coverages.

(f)	Reclassification is net of reinsurance recoveries.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

19.    Accrued Expenses and Other Liabilities
The components of accrued expenses and other liabilities were as follows.

December 31, ($ in millions)	2011	2010
Fair value of derivative contracts in payable position	$5,367	$3,860
Loan repurchase liabilities	2,387	2,500
Collateral received from counterparties	1,410	916
Accounts payable	1,178	1,267
Reserve for mortgage representation and warranty obligation	825	830
Employee compensation and benefits	649	591
Non-income tax payable	296	339
GM payable, net	228	202
Regulatory penalties imposed in foreclosure related matters	223	—
Current income tax payable	200	308
Deferred income tax liability	111	—
Securitization trustee payable	87	179
Deferred revenue	86	85
Reinsurance payable	79	91
Other liabilities	958	958
Total accrued expenses and other liabilities	$14,084	$12,126
20.    Equity
Common Stock
Our common stock has a par value of $0.01 and there are 2,021,384 shares authorized for issuance. Our common stock is not registered with the Securities and Exchange Commission, and there is no established trading market for the shares. Treasury holds 73.78% of Ally common stock. The following table presents changes in the number of shares issued and outstanding.

(in shares)	2011	2010	2009
Common stock / members' interest (a)
January 1,	1,330,970	799,120	269,960
New issuances
Conversion of Series F-2 Preferred Stock (b)	—	531,850	—
Common equity investments (c)	—	—	269,960
Conversion of Series F Preferred Stock (d)	—	—	259,200
December 31,	1,330,970	1,330,970	799,120

(a)
On June 30, 2009, our members' interests became common stock due to our conversion from a limited liability company to a corporation. As a result, each unit of each class of common and preferred membership interests issued and outstanding was converted into shares of capital stock with substantially the same rights and preferences as such membership interests. Refer to Note 25 for additional information regarding the tax impact of the conversion.

(b)	On December 30, 2010, 110,000,000 shares of Series F-2 Preferred Stock owned by Treasury were converted into 531,850 shares of Ally common stock.

(c)	On January 16, 2009, we completed a rights offering for $1.3 billion of common equity from existing Ally common shareholders.

(d)	On December 30, 2009, 60,000,000 shares of Series F Preferred Stock, all of which were owned by Treasury, were converted into 259,200 shares of Ally common stock.
Mandatorily Convertible Preferred Stock held by Treasury
Series F-2 Preferred Stock
On December 30, 2009, Ally entered into a Securities Purchase and Exchange Agreement (the Purchase Agreement) with Treasury, pursuant to which a series of transactions occurred resulting in Treasury acquiring 228,750,000 shares of Ally's newly issued Fixed Rate Cumulative Mandatorily Convertible Preferred Stock, Series F-2 (the New MCP), with a total liquidation preference of $11.4 billion. On December 30, 2010, Treasury converted 110,000,000 shares of the New MCP into 531,850 shares of Ally common stock. The conversion occurred at an agreed upon rate that exceeded the initial conversion rate as defined in Exhibit H to the Ally Certificate of Incorporation. The fair value of the additional shares was approximately $586 million and represented an inducement. The fair value of the additional common shares issued to Treasury was determined using a combination of valuation techniques consistent with the market approach (Level 3 fair value inputs). The market approach we used to estimate the fair value of our common stock incorporated a combination of the tangible equity and

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

earnings multiples from comparable publicly traded companies deemed similar to Ally (and its operating segments) and by observing comparable transactions in the marketplace. We also considered the implied valuation of our common stock based on the December 30, 2010, conversion with Treasury.
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
As a result, Treasury now holds 118,750,000 shares of the New MCP, with a total liquidation preference of $5.9 billion. Dividends of the New MCP accrue at 9% per annum. Dividends are payable quarterly, in arrears, only if and when declared by Ally's Board of Directors. The New MCP generally is nonvoting, other than class-voting on certain matters under certain circumstances, including generally, the authorization of senior capital stock, the adverse amendment of the New MCP, and any exchange or reclassification involving the New MCP or merger or consolidation of Ally. Upon conversion of the New MCP into Ally common stock, the holder would have the voting rights associated with the common stock.
The shares of the New MCP are convertible into common stock at the applicable conversion rate (as provided in the Certificate of Designation) either: (i) at Ally's option, at any time or from time to time, with the prior approval of the Federal Reserve provided that Ally is not permitted to convert any shares of the New MCP held by Treasury except (a) with the prior written consent of Treasury (which consent may be granted in the sole discretion of Treasury with respect to each conversion considering such factors as it deems appropriate at such time, which may include seeking to condition the terms on which it may provide such consent, which may include seeking an alteration of the conversion rate) or (b) pursuant to an order of the Federal Reserve compelling such a conversion; or (ii) at the option of the holder, upon the occurrence of certain specified transactions. All shares of the New MCP that remain outstanding on December 30, 2016, will automatically convert into common stock at a conversion rate of 0.00432 common shares per share of the New MCP. Under any conversion of the New MCP, settlement will always occur by issuance of our common stock.
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
Subject to certain exceptions, for so long as any shares of the New MCP are outstanding and owned by Treasury, Ally is generally prohibited from paying certain dividends or distributions on, or redeeming, repurchasing, or acquiring its capital stock or other equity securities without the consent of Treasury. Additionally, Ally is generally prohibited from making any dividends or distributions on, or redeeming, repurchasing, or acquiring its capital stock or other equity securities unless all accrued and unpaid dividends for all past dividend periods on the New MCP are fully paid.
The following table summarizes information about the New MCP.

December 31,	2011	2010
Series F-2 preferred stock (a)
Carrying value ($ in millions)	$5,685	$5,685
Par value (per share)	$0.01	$0.01
Liquidation preference (per share)	$50	$50
Number of shares authorized	228,750,000	228,750,000
Number of shares issued and outstanding	118,750,000	118,750,000
Dividend/coupon	Fixed 9%
Redemption/call feature	Perpetual (b)

(a)	Mandatorily convertible to common equity on December 30, 2016.

(b)	Convertible prior to mandatory conversion date with consent of Treasury.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Preferred Stock
The following table summarizes information about our Series A and Series G preferred stock.

December 31,	2011	2010
Series A (a)
Carrying value ($ in millions)	$1,021	$1,053
Par value (per share)	$0.01	$0.01
Liquidation preference (per share)	$25	$1,000
Number of shares authorized	160,870,560	4,021,764
Number of shares issued and outstanding	40,870,560	1,021,764
Dividend/coupon
Prior to May 15, 2016	8.5%
On and after May 15, 2016	3 month LIBOR + 6.243%
Redemption/call feature	Perpetual (b)
Series G (c)
Carrying value ($ in millions)	$234	$234
Par value (per share)	$0.01	$0.01
Liquidation preference (per share)	$1,000	$1,000
Number of shares authorized	2,576,601	2,576,601
Number of shares issued and outstanding	2,576,601	2,576,601
Dividend/coupon	Fixed 7%
Redemption/call feature	Perpetual (d)

(a)	Refer to the next section of this note for a description of an amendment to the Series A preferred stock that occurred on March 25, 2011.

(b)	Nonredeemable prior to May 15, 2016.

(c)
Pursuant to a registration rights agreement, we are required to maintain an effective shelf registration statement. In the event we fail to meet this obligation, we may be required to pay additional interest to the holders of the Series G Preferred Stock.

(d)	Redeemable beginning at December 31, 2011.
Series A Preferred Stock
On March 1, 2011, pursuant to a registration rights agreement between Ally and GM, GM notified Ally of its intent to sell shares of Ally's existing Fixed Rate Perpetual Preferred Stock, Series A (Existing Series A Preferred Stock), held by a subsidiary of GM. On March 25, 2011, Ally filed a Certificate of Amendment of Amended and Restated Certificate of Incorporation (the Amendment) with the Secretary of State of the State of Delaware. Pursuant to the Amendment, Ally's Certificate of Incorporation, which included the terms of the Existing Series A Preferred Stock, was amended to modify certain terms of the Existing Series A Preferred Stock. As part of the Amendment, the Existing Series A Preferred Stock was redesignated as Ally's Fixed Rate / Floating Rate Perpetual Preferred Stock, Series A (the Amended Series A Preferred Stock) and the liquidation amount was reduced from $1,000 per share to $25 per share. The Amendment, and a corresponding amendment to Ally's bylaws, also increased the authorized number of shares of Amended Series A Preferred Stock to 160,870,560 shares, which was adjusted to account for the decreased liquidation amount per share. The total number of shares outstanding following the Amendment is 40,870,560 shares.
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
The holders of the Amended Series A Preferred Stock do not have voting rights other than those set forth in the certificate of designations

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

for the Amended Series A Preferred Stock included in Ally's Certificate of Incorporation. Ally may not redeem the Amended Series A Preferred Stock before May 15, 2016, and after such time the Amended Series A Preferred Stock may be redeemed in certain circumstances. In the event of any liquidation, dissolution or winding up of the affairs of Ally, holders of the Amended Series A Preferred Stock will be entitled to receive the liquidation amount per share of Amended Series A Preferred Stock and an amount equal to all declared, but unpaid dividends declared prior to the date of payment out of assets available for distribution, before any distribution is made for holders of stock that ranks junior in interest to the Amended Series A Preferred Stock, subject to the rights of Ally's creditors.
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
Series G Preferred Stock
Effective June 30, 2009, we converted (the Conversion) from a Delaware limited liability company into a Delaware corporation in accordance with applicable law. In connection with the Conversion, the 7% Cumulative Perpetual Preferred Stock (the Blocker Preferred) of Preferred Blocker Inc. (PBI), a wholly owned subsidiary, was required to be converted into or exchanged for preferred stock. For this purpose, we had previously authorized for issuance its 7% Fixed Rate Cumulative Perpetual Preferred Stock, Series G (the Series G Preferred Stock). Pursuant to the terms of a Certificate of Merger, effective October 15, 2009, PBI merged with and into Ally with Ally continuing as the surviving entity. At that time, each share of the Blocker Preferred issued and outstanding immediately prior to the effective time of the merger was converted into the right to receive an equal number of newly issued shares of Series G Preferred Stock. In the aggregate, 2,576,601 shares of Series G Preferred Stock were issued to holders of the Blocker Preferred in connection with the merger. The Series G Preferred Stock ranks equally in right of payment with each of our outstanding series of preferred stock in accordance with the terms thereof.
The Series G Preferred Stock accrues dividends at a rate of 7% per annum. Dividends are payable quarterly, in arrears, only if and when declared by Ally's Board of Directors. Subject to any other restrictions contained in the terms of any other series of stock or other agreements that Ally is or may become subject to, at Ally's option and subject to Ally having obtained any required regulatory approvals, Ally may, subject to certain conditions, redeem the Series G Preferred Stock, in whole or in part, at any time or from time to time, upon proper notice given, at a redemption price equal to the liquidation amount plus the amount of any accrued and unpaid dividends thereon through the date of redemption. The Series G Preferred Stock generally is nonvoting other than class-voting on certain matters under certain circumstances including generally, the authorization of senior capital stock or amendments that adversely impact the Series G Preferred Stock. Ally is generally prohibited from making any Restricted Payments on or prior to January 1, 2014, and may only make Restricted Payments after January 1, 2014, if certain conditions are satisfied. For this purpose, Restricted Payments include, subject to certain exceptions, any dividend payment or distribution of assets on any common stock or any redemption, purchase, or other acquisition of any shares of common stock.
21.    Accumulated Other Comprehensive Income (Loss)
The following table presents changes, net of tax, in each component of accumulated other comprehensive income (loss).

($ in millions)	Unrealized (losses) gains on investment securities (a)	Translation adjustments and net investment hedges	Cash flow hedges	Defined benefit pension plans	Accumulated other comprehensive (loss) income
Balance at December 31, 2008	$(72)	$(168)	$(28)	$(121)	$(389)
Net unrealized gains arising during the period	115	601	—	24	740
Less: Net realized losses reclassified to net income	(108)	—	(1)	—	(109)
2009 net change	223	601	1	24	849
Balance at December 31, 2009	151	433	(27)	(97)	460
Net unrealized gains (losses) arising during the period	320	(18)	33	(40)	295
Less: Net realized gains (losses) reclassified to net income	497	(1)	—	—	496
2010 net change	(177)	(17)	33	(40)	(201)
Balance at December 31, 2010	(26)	416	6	(137)	259
Net unrealized gains (losses) arising during the period	196	(72)	—	(27)	97
Less: Net realized gains (losses) reclassified to net income	284	(8)	—	(7)	269
2011 net change	(88)	(64)	—	(20)	(172)
Balance at December 31, 2011	$(114)	$352	$6	$(157)	$87
(a) Represents the after-tax difference between the fair value and amortized cost of our available-for-sale securities portfolio.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following table presents the before- and after-tax changes in each component of accumulated other comprehensive income (loss).

December 31, ($ in millions)	Before Tax	Tax Effect	After Tax
2011
Unrealized gains on investment securities
Net unrealized gains arising during the period	$213	$(17)	$196
Less: Net realized gains reclassified to net income (a)	296	(12)	284
Net change	(83)	(5)	(88)
Translation adjustments and net investment hedges
Translation adjustments	(238)	1	(237)
Hedges - Net unrealized gains arising during the period	165	—	165
Less: Hedges - Net realized losses reclassified to net income	(8)	—	(8)
Net change	(65)	1	(64)
Defined benefit pension plans
Net gains (losses), prior service costs, and transition obligation arising during the period	(25)	(2)	(27)
Less: Net gains (losses), prior service costs, and transition obligations reclassified to net income	(12)	5	(7)
Net change	(13)	(7)	(20)
Other comprehensive loss	$(161)	$(11)	$(172)
2010
Unrealized gains on investment securities
Net unrealized gains arising during the period	$317	$3	$320
Less: Net realized gains reclassified to net income	506	(9)	497
Net change	(189)	12	(177)
Translation adjustments and net investment hedges
Translation adjustments	178	(13)	165
Hedges - Net unrealized losses arising during the period	(183)	—	(183)
Less: Hedges - Net realized losses reclassified to net income	(1)	—	(1)
Net change	(4)	(13)	(17)
Cash flow hedges
Net unrealized gains arising during the period	35	(2)	33
Defined benefit pension plans
Net gains (losses), prior service costs, and transition obligation arising during the period	(45)	(14)	(59)
Less: Net gains (losses), prior service costs, and transition obligations reclassified to net income	(14)	(5)	(19)
Net change	(31)	(9)	(40)
Other comprehensive loss	$(189)	$(12)	$(201)
2009
Unrealized gains on investment securities
Net unrealized gains arising during the period	$190	$(75)	$115
Less: Net realized losses reclassified to net income	(166)	58	(108)
Net change	356	(133)	223
Translation adjustments and net investment hedges
Translation adjustments	591	10	601
Cash flow hedges
Net unrealized gains arising during the period	10	(9)	1
Defined benefit pension plans
Net gains (losses), prior service costs, and transition obligation arising during the period	39	(2)	37
Less: Net gains (losses), prior service costs, and transition obligations reclassified to net income	13	—	13
Net change	26	(2)	24
Other comprehensive income	$983	$(134)	$849

(a)	Includes gains of $2 million at December 31, 2011, classified as (loss) income from discontinued operations, net of tax, in our Consolidated Statement of Income.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

22.    Earnings per Common Share
The following table presents the calculation of basic and diluted earnings per common share.

($ in millions except per share data)	2011	2010	2009
Net (loss) income from continuing operations	$(112)	$986	$(6,983)
Preferred stock dividends — U.S. Department of Treasury	(534)	(963)	(855)
Preferred stock dividends	(260)	(282)	(370)
Impact of preferred stock conversion and related amendment	—	(616)	—
Impact of preferred stock amendment	32	—	—
Net loss from continuing operations attributable to common shareholders (a)	(874)	(875)	(8,208)
(Loss) income from discontinued operations, net of tax	(45)	89	(3,315)
Net loss attributable to common shareholders	$(919)	$(786)	$(11,523)
Basic weighted-average common shares outstanding	1,330,970	800,597	529,392
Diluted weighted-average common shares outstanding (a)	1,330,970	800,597	529,392
Basic earnings per common share
Net loss from continuing operations	$(658)	$(1,092)	$(15,503)
(Loss) income from discontinued operations, net of tax	(33)	111	(6,262)
Net loss	$(691)	$(981)	$(21,765)
Diluted earnings per common share (a)
Net loss from continuing operations	$(658)	$(1,092)	$(15,503)
(Loss) income from discontinued operations, net of tax	(33)	111	(6,262)
Net loss	$(691)	$(981)	$(21,765)

(a)
Due to the antidilutive effect of converting the Fixed Rate Cumulative Mandatorily Convertible Preferred Stock into common shares and the net loss attributable to common shareholders for 2011, 2010 and 2009, income attributable to common shareholders and basic weighted-average common shares outstanding were used to calculate basic and diluted earnings per share.

The effects of converting the outstanding Fixed Rate Cumulative Mandatorily Convertible Preferred Stock into common shares are not included in the diluted earnings per share calculation for the years ended December 31, 2011, 2010, and 2009, as the effects would be antidilutive for those periods. As such, 574 thousand, 987 thousand, and 417 thousand of potential common shares were excluded from the diluted earnings per share calculation for the years ended December 31, 2011, 2010, and 2009, respectively.
23.    Regulatory Capital and Other Regulatory Matters
As a bank holding company, we and our wholly owned state-chartered banking subsidiary, Ally Bank, are subject to risk-based capital and leverage guidelines issued by federal and state banking regulators that require that our capital-to-assets ratios meet certain minimum standards. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary action by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements or the results of operations and financial condition of Ally and Ally Bank. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets and certain off-balance sheet items. Our capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.
The risk-based capital ratios are determined by allocating assets and specified off-balance sheet financial instruments into several broad risk categories with higher levels of capital being required for the categories that present greater risk. Under the guidelines, total capital is divided into two tiers: Tier 1 capital and Tier 2 capital. Tier 1 capital generally consists of common equity, minority interests, qualifying noncumulative preferred stock, and the fixed rate cumulative preferred stock sold to Treasury under the Troubled Asset Relief Program (TARP), less goodwill and other adjustments. Tier 2 capital generally consists of perpetual preferred stock not qualifying as Tier 1 capital, limited amounts of subordinated debt and the allowance for loan losses, and other adjustments. The amount of Tier 2 capital may not exceed the amount of Tier 1 capital.
Total risk-based capital is the sum of Tier 1 and Tier 2 capital. Under the guidelines, banking organizations are required to maintain a minimum Total risk-based capital ratio (Total capital to risk-weighted assets) of 8% and a Tier 1 risk-based capital ratio (Tier 1 capital to risk-weighted assets) of 4%.
The federal banking regulators also have established minimum leverage ratio guidelines. The leverage ratio is defined as Tier 1 capital divided by adjusted quarterly average total assets (which reflect adjustments for disallowed goodwill and certain intangible assets). The minimum Tier 1 leverage ratio is 3% or 4% depending on factors specified in the regulations.
A banking institution meets the regulatory definition of “well-capitalized” when its Total risk-based capital ratio equals or exceeds 10%

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

and its Tier 1 risk-based capital ratio equals or exceeds 6%; and for insured depository institutions, when its leverage ratio equals or exceeds 5%, unless subject to a regulatory directive to maintain higher capital levels.
In conjunction with the Supervisory Capital Assessment Program (S-CAP) in 2009, the banking regulators have developed a new measure of capital called “Tier 1 common” defined as Tier 1 capital less noncommon elements, including qualifying perpetual preferred stock, minority interest in subsidiaries, trust preferred securities, and mandatory convertible preferred securities. Tier 1 common is used by banking regulators, investors and analysts to assess and compare the quality and composition of Ally's capital with the capital of other financial services companies. Also, bank holding companies with assets of $50 billion or more, such as Ally, must develop and maintain a capital plan annually, and among other elements, the capital plan must include a discussion of how we will maintain a pro forma Tier 1 common ratio (Tier 1 common to risk-weighted assets) above 5% under expected conditions and certain stressed scenarios.
On October 29, 2010, Ally, IB Finance Holding Company, LLC, Ally Bank, and the FDIC entered into a Capital and Liquidity Maintenance Agreement (CLMA). The CLMA requires capital at Ally Bank to be maintained at a level such that Ally Bank's leverage ratio is at least 15%. For this purpose, the leverage ratio is determined in accordance with the FDIC's regulations related to capital maintenance.
The following table summarizes our capital ratios.

	2011		2010		Required Minimum	Well- capitalized Minimum
December 31, ($ in millions)	Amount	Ratio	Amount	Ratio
Risk-based capital
Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$21,158	13.71%	$22,189	15.00%	4.00%	6.00%
Ally Bank	12,920	17.39	10,738	19.23	4.00	6.00
Total (to risk-weighted assets)
Ally Financial Inc.	$22,755	14.75%	$24,213	16.36%	15.00% (a)	10.00%
Ally Bank	13,643	18.37	11,438	20.48	8.00	10.00
Tier 1 leverage (to adjusted quarterly average assets) (b)
Ally Financial Inc.	$21,158	11.50%	$22,189	13.05%	3.00–4.00%	(c)
Ally Bank	12,920	15.47	10,738	15.81	15.00 (d)	5.00%
Tier 1 common (to risk-weighted assets)
Ally Financial Inc.	$11,676	7.57%	$12,677	8.57%	n/a	n/a
Ally Bank	n/a	n/a	n/a	n/a	n/a	n/a
n/a = not applicable

(a)
Ally was previously subject to a directive from the Board of Governors of the Federal Reserve System (FRB) to maintain a Total risk-based capital ratio of 15%. The directive expired on December 31, 2011.

(b)	Federal regulatory reporting guidelines require the calculation of adjusted quarterly average assets using a daily average methodology.

(c)	There is no Tier 1 leverage component in the definition of a well-capitalized bank holding company.

(d)	Ally Bank, in accordance with the CLMA is required to maintain a Tier 1 leverage ratio of at least 15%.
At December 31, 2011, Ally and Ally Bank were “well-capitalized” and met all capital requirements to which each was subject.
Basel Capital Accord and Other Regulatory Matters
The minimum risk-based capital requirements adopted by the U.S. banking regulators follow the Capital Accord (Capital Accord or Basel I) of the Bank for International Settlements' Basel Committee on Banking Supervision (Basel Committee). The Capital Accord was published in 1988 and generally applies to depository institutions and their holding companies in the United States. In 2004, the Basel Committee published a revision to the Capital Accord (Basel II). The goal of the Basel II capital rules is to provide more risk-sensitive regulatory capital calculations and promote enhanced risk management practices among large, internationally active banking organizations. U.S. banking regulators published final Basel II rules in December 2007. Ally is required to comply with the Basel II rules as implemented by the U.S. banking regulators. Prior to full implementation of the Basel II rules, Ally is required to complete a qualification period of four consecutive quarters during which it needs to demonstrate that it meets the requirements of the rules to the satisfaction of its primary U.S. banking regulator. Pursuant to an extension that was granted to Ally, this qualification period, or parallel run, is required to begin no later than October 1, 2013. During this period, capital is calculated using both Basel I and Basel II methodologies. Upon completion of this parallel run and with the approval of its primary U.S. banking regulator, Ally and Ally Bank will begin to use Basel II to calculate regulatory capital. Basel II contemplated a three-year transition period during which a bank holding company or bank could gradually lower its capital level below the levels required by Basel I. However, under a final capital rule that implements a provision of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), Ally must continue to calculate their risk-based capital requirements under Basel I, and the capital requirements that each computes under Basel I will serve as a floor for its risk-based capital requirement computed under Basel II.
In addition to Basel II, the Basel Committee recently adopted new capital, leverage, and liquidity guidelines under the Capital Accord

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

(Basel III) that when implemented in the United States, may have the effect of raising capital requirements beyond those required by current law and the Dodd-Frank Act. Basel III will increase the minimum Tier 1 common equity ratio to 4.5%, net of regulatory deductions, and introduces a capital conservation buffer of an additional 2.5% of common equity to risk-weighted assets, raising the target minimum common equity ratio to 7.0%. Basel III increases the minimum Tier 1 capital ratio to 8.5% inclusive of the capital conservation buffer, increases the minimum total capital ratio to 10.5% inclusive of the capital buffer, and introduces a countercyclical capital buffer of up to 2.5% of common equity or other fully loss absorbing capital for periods of excess credit growth. Basel III also introduces a nonrisk adjusted Tier 1 leverage ratio of 3%, based on a measure of the total exposure rather than total assets, and new liquidity standards. The Basel III capital, leverage, and liquidity standards will be phased in over a multiyear period. The Basel III rules, when implemented, will also impose a 15% cap on the amount of Tier 1 capital that can be met, in the aggregate, through significant investments in the common shares of unconsolidated financial subsidiaries, MSRs and deferred tax assets through timing differences. In addition, under Basel III rules, after a ten-year phase-out period beginning in January 2013, trust preferred and other “hybrid” securities will no longer qualify as Tier 1 capital. However, under the Dodd-Frank Act, subject to certain exceptions (e.g., for debt or equity issued to the U.S. government under the Emergency Economic Stabilization Act), trust preferred and other “hybrid” securities are phased out from Tier 1 capital over a three-year period starting January 2013. We continue to monitor developments with respect to Basel III and, pending the adoption of the final capital rules and subsequent regulatory interpretation by the U.S. regulators, there remains a degree of uncertainty on the full impact of Basel III.
On November 4, 2011, the Financial Stability Board (FSB), which is an inter-governmental body coordinating an overall set of measures to reduce the moral hazard posed by global systemically important financial institutions, published its Policy Measures to Address Systemically Important Financial Institutions (FSB Policy Measures). If implemented in the United States, the FSB Policy Measures would require a global systemically important financial institution (G-SIFI) in the United States to hold additional Tier 1 common equity from 1% to as much as 3.5% of risk-weighted assets. The additional capital requirement would be phased in between January 1, 2016 and January 1, 2019. Ally was not included in the initial list of G-SIFIs, which must comply with the FSB Policy Measures by the end of 2012. The FSB intends to update and publish the list of G-SIFIs annually in November. We are not able to predict at this time whether Ally will meet the qualifications of a G-SIFI in the future and whether these additional capital requirements, if and when implemented in the United States, will apply to Ally.
In December 2011, the FRB proposed rules to implement some provisions of the systemic risk regime. If adopted as proposed, among other provisions, the rules would require Ally to maintain a sufficient quantity of highly liquid assets to survive a projected 30-day liquidity stress event and implement various liquidity-related corporate governance measures; limit Ally's aggregate exposure to any unaffiliated counterparty to 25% of Ally's capital and surplus; and potentially subject Ally to an early remediation regime that could limit the ability of Ally to pay dividends or expand its business if the FRB identified Ally as suffering from financial or management weaknesses.
It is also anticipated that during 2012 the U.S. banking agencies will issue final rules based on the 2010 Notice of Proposed Rulemaking on the Risk-Based Capital Guidelines for Market Risk, as amended in December 2011 (Market Risk rules). We continue to monitor developments with respect to the Market Risk rules.
Compliance with evolving capital requirements is a strategic priority for Ally. We expect to be in compliance with all applicable requirements within the established timelines.
International Banks, Finance Companies, and Other Foreign Operations
Certain of our foreign subsidiaries operate in local markets as either banks or regulated finance companies and are subject to regulatory restrictions. These regulatory restrictions, among other things, require that our subsidiaries meet certain minimum capital requirements and may restrict dividend distributions and ownership of certain assets. Total assets of our regulated international banks and finance companies were approximately $13.6 billion and $14.5 billion at December 31, 2011 and 2010, respectively. In addition, the Bank Holding Company Act of 1956 imposes restrictions on Ally's ability to invest equity abroad without FRB approval. Many of our other operations are also heavily regulated in many jurisdictions outside the United States.
Depository Institutions
Ally Bank is a state nonmember bank, chartered by the State of Utah, and subject to the supervision of the FDIC and the Utah Department of Financial Institutions. Ally Bank's deposits are insured by the FDIC, and Ally Bank is required to file periodic reports with the FDIC concerning its financial condition. Total assets of Ally Bank were $85.3 billion and $70.3 billion at December 31, 2011 and 2010, respectively. Ally Bank is subject to Utah law (and, in certain instances, federal law) that places restrictions and limitations on the amount of dividends or other distributions. Ally Bank did not make any dividend or other distributions to Ally in 2011 or 2010.
The FRB requires banks to maintain minimum average reserve balances. The amount of the required reserve balance for Ally Bank was $205.3 million and $2.4 million at December 31, 2011 and 2010, respectively.
U.S. Mortgage Business
Our U.S. mortgage business is subject to extensive federal, state, and local laws, rules, and regulations, in addition to judicial and administrative decisions that impose requirements and restrictions on this business. As a Federal Housing Administration-approved lender, certain of our U.S. mortgage subsidiaries are required to submit audited financial statements to the Department of Housing and Urban Development on an annual basis. The U.S. mortgage business is also subject to examination by the Federal Housing Commissioner to assure

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

compliance with Federal Housing Administration regulations, policies, and procedures. The federal, state, and local laws, rules, and regulations to which our U.S. mortgage business is subject, among other things, impose licensing obligations and financial requirements; limit the interest rates, finance charges, and other fees that can be charged; regulate the use of credit reports and the reporting of credit information; impose underwriting requirements; regulate marketing techniques and practices; require the safeguarding of nonpublic information about customers; and regulate servicing practices, including the assessment, collection, foreclosure, claims handling, and investment and interest payments on escrow accounts.
Certain of our mortgage subsidiaries are required to satisfy regulatory net worth requirements. Failure to meet minimum capital requirements can initiate certain mandatory actions by federal, state, and foreign agencies that could have a material effect on our results of operations and financial condition. These entities were in compliance with these requirements at December 31, 2011.
Insurance Companies
Our Insurance operations are subject to certain minimum aggregate capital requirements, net asset and dividend restrictions under applicable state and foreign insurance law, and the rules and regulations promulgated by various U.S. and foreign regulatory agencies. Under various state and foreign insurance regulations, dividend distributions may be made only from statutory unassigned surplus, with approvals required from the regulatory authorities for dividends in excess of certain statutory limitations. At December 31, 2011, the maximum dividend that could be paid by the U.S. insurance subsidiaries over the next twelve months without prior statutory approval was $135 million. Total assets of our Insurance operations were $8.0 billion and $8.8 billion at December 31, 2011 and 2010, respectively.
24.    Derivative Instruments and Hedging Activities
We enter into interest rate and foreign-currency swaps, futures, forwards, options, and swaptions in connection with our market risk management activities. Derivative instruments are used to manage interest rate risk relating to specific groups of assets and liabilities, including investment securities, MSRs, debt, and deposits. In addition, we use foreign exchange contracts to mitigate foreign-currency risk associated with foreign-currency-denominated investment securities, foreign-currency-denominated debt, foreign exchange transactions, and our net investment in foreign subsidiaries. Our primary objective for utilizing derivative financial instruments is to manage market risk volatility associated with interest rate and foreign-currency risks related to the assets and liabilities.
Interest Rate Risk
We execute interest rate swaps to modify our exposure to interest rate risk by converting certain fixed-rate instruments to a variable rate and certain variable-rate instruments to a fixed rate. We monitor our mix of fixed- and variable-rate debt in relation to the rate profile of our assets. When it is cost effective to do so, we may enter into interest rate swaps to achieve our desired mix of fixed- and variable-rate debt. Derivatives qualifying for hedge accounting consist of fixed-rate debt obligations in which receive-fixed swaps are designated as hedges of specific fixed-rate debt obligations. In June 2011, we also executed derivatives qualifying for hedge accounting that consisted of an existing variable-rate liability in which pay fixed swaps are designated as hedges of the expected future cash flows in the form of interest payments on the outstanding borrowing associated with Ally Bank's secured floating-rate credit facility.
We enter into economic hedges to mitigate exposure for the following categories.

•
MSRs and retained interests — Our MSRs and retained interest portfolios are generally subject to loss in value when mortgage rates decline. Declining mortgage rates generally result in an increase in refinancing activity that increases prepayments and results in a decline in the value of MSRs and retained interests. To mitigate the impact of this risk, we maintain a portfolio of financial instruments, primarily derivative instruments that increase in value when interest rates decline. The primary objective is to minimize the overall risk of loss in the value of MSRs and retained interests due to the change in fair value caused by interest rate changes.

We may use a multitude of derivative instruments to manage the interest rate risk related to MSRs and retained interests. They include, but are not limited to, interest rate futures contracts, call or put options on U.S. Treasuries, swaptions, MBS, futures, U.S. Treasury futures, interest rate swaps, interest rate floors, and interest rate caps. We monitor and actively manage our risk on a daily basis.

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

The primary derivative instrument we use to accomplish the risk management objective for mortgage loans and IRLCs is forward sales of MBS, primarily Fannie Mae or Freddie Mac to-be-announced securities. These instruments typically are entered into at the time the IRLC is made. The value of the forward sales contracts moves in the opposite direction of the value of our IRLCs and mortgage loans held-for-sale. We also use other derivatives, such as interest rate swaps, options, and futures, to economically hedge automobile loans held-for-sale and certain portions of the mortgage portfolio. Nonderivative instruments, such as short positions of U.S. Treasuries, may also be periodically used to economically hedge the mortgage portfolio.

•
Debt — With the exception of a portion of our fixed-rate debt and a portion of our outstanding floating-rate borrowing associated with Ally Bank's secured floating-rate credit facility, we do not apply hedge accounting to our derivative portfolio held to mitigate

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

interest rate risk associated with our debt portfolio. Typically, the significant terms of the interest rate swaps match the significant terms of the underlying debt resulting in an effective conversion of the rate of the related debt.

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
Our foreign subsidiaries maintain both assets and liabilities in local currencies; these local currencies are generally the subsidiaries' functional currencies for accounting purposes. Foreign-currency exchange-rate gains and losses arise when the assets or liabilities of our subsidiaries are denominated in currencies that differ from its functional currency. In addition, our equity is impacted by the cumulative translation adjustments resulting from the translation of foreign subsidiary results; this impact is reflected in our accumulated other comprehensive income (loss). We enter into foreign-currency forwards and option-based contracts with external counterparties to hedge foreign exchange exposure on our net investments in foreign subsidiaries. In March 2011, we elected to dedesignate all of our existing net investment hedge relationships and changed our method of measuring hedge effectiveness from the spot method to the forward method for new hedge relationships entered into during the remainder of the quarter and prospectively. For the net investment hedges that were designated under the spot method for the first portion of the quarter, the hedges were recorded at fair value with changes recorded to accumulated other comprehensive income (loss) with the exception of the spot to forward difference that was recorded to earnings. For the new net investment hedges that were designated under the forward method, the hedges were recorded at fair value with the changes recorded to accumulated other comprehensive income (loss) including the spot to forward difference. The net derivative gain or loss remains in accumulated other comprehensive income (loss) until earnings are impacted by the sale or the liquidation of the associated foreign operation.
We also have a centralized lending program to manage liquidity for all of our subsidiary businesses. Foreign-currency-denominated loan agreements are executed with our foreign subsidiaries in their local currencies. We evaluate our foreign-currency exposure resulting from intercompany lending and manage our currency risk exposure by entering into foreign-currency derivatives with external counterparties. Our foreign-currency derivatives are recorded at fair value with changes recorded as income offsetting the gains and losses on the associated foreign-currency transactions.
During the three months ended December 31, 2011, we purchased nonfunctional currency denominated investment securities and entered into foreign currency forward contracts with external counterparties to hedge against changes in the fair value of the securities, through maturity, due to changes in the related foreign-currency exchange rate. The foreign-currency forward contracts are recorded at fair value with changes recorded to earnings. The changes in value of the securities due to changes in foreign-currency exchange rates are also recorded to earnings. In the case of securities classified as available-for-sale, any changes in fair value due to unhedged risks were recorded to accumulated other comprehensive income.
Except for our net investment hedges and fair value foreign currency hedges of available-for-sale securities, we generally have not elected to treat any foreign-currency derivatives as hedges for accounting purposes principally because the changes in the fair values of the foreign-currency swaps are substantially offset by the foreign-currency revaluation gains and losses of the underlying assets and liabilities.
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
Certain derivative instruments contain provisions that require us to either post additional collateral or immediately settle any outstanding liability balances upon the occurrence of a specified credit risk-related event. If a credit risk related event had been triggered the amount of additional collateral required to be posted by us would have been insignificant.
We placed cash and securities collateral totaling $1.4 billion and $1.6 billion at December 31, 2011 and 2010, respectively, in accounts maintained by counterparties. We received cash collateral from counterparties totaling $1.4 billion and $916 million at December 31, 2011

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

and 2010, respectively. The receivables for collateral placed and the payables for collateral received are included on our Consolidated Balance Sheet in other assets and accrued expenses and other liabilities, respectively. In certain circumstances, we receive or post securities as collateral with counterparties. We do not record such collateral received on our Consolidated Balance Sheet unless certain conditions are met. At December 31, 2011 and 2010, we received noncash collateral of $43 million and $29 million, respectively.
Balance Sheet Presentation
The following table summarizes the fair value amounts of derivative instruments reported on our Consolidated Balance Sheet. The fair value amounts are presented on a gross basis, are segregated by derivatives that are designated and qualifying as hedging instruments or those that are not, and are further segregated by type of contract within those two categories. At December 31, 2011, $5.7 billion and $14 million of the derivative contracts in a receivable position were classified as other assets and trading assets, respectively, on the Consolidated Balance Sheet. During the normal course of business, our broker-dealer enters into forward purchases and sales, which are classified as trading derivatives. We had no trading derivative assets at December 31, 2010. Refer to Note 6 for our trading assets. At December 31, 2011, $5.4 billion of derivative contracts in a liability position and $12 million of trading derivatives were both classified as accrued expenses and other liabilities on the Consolidated Balance Sheet. We had no trading derivative liabilities at December 31, 2010.

	2011			2010
	Fair value of derivative contracts in			Fair value of derivative contracts in
December 31, ($ in millions)	receivable position (a)	liability position (b)	Notional amount	receivable position (a)	liability position (b)	Notional amount
Derivatives qualifying for hedge accounting
Interest rate risk
Fair value accounting hedges	$289	$4	$8,398	$443	$114	$11,895
Cash flow accounting hedges	4	—	3,000	—	—	—
Total interest rate risk	293	4	11,398	443	114	11,895
Foreign exchange risk
Net investment accounting hedges	123	54	8,208	12	72	4,407
Total derivatives qualifying for hedge accounting	416	58	19,606	455	186	16,302
Economic and trading derivatives
Interest rate risk
MSRs and retained interests	4,812	5,012	523,037	2,896	3,118	325,768
Mortgage loan commitments and mortgage and automobile loans held-for-sale	95	107	24,950	232	80	38,788
Debt	81	54	25,934	160	107	21,269
Other	160	101	42,142	80	129	32,734
Total interest rate risk	5,148	5,274	616,063	3,368	3,434	418,559
Foreign exchange risk	137	47	7,569	143	240	14,359
Total economic and trading derivatives	5,285	5,321	623,632	3,511	3,674	432,918
Total derivatives	$5,701	$5,379	$643,238	$3,966	$3,860	$449,220

(a)	Includes accrued interest of $459 million and $263 million at December 31, 2011 and 2010, respectively.

(b)	Includes accrued interest of $458 million and $23 million at December 31, 2011 and 2010, respectively.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Statement of Income and Other Comprehensive Income Presentation
The following table summarizes the location and amounts of gains and losses on derivative instruments reported in our Consolidated Statement of Income.

Year ended December 31, ($ in millions)	2011	2010	2009
Derivatives qualifying for hedge accounting
Gain (loss) recognized in earnings on derivatives (a)
Interest rate contracts
Interest on long-term debt	$884	$171	$(311)
Foreign exchange contracts
Other income, net of losses	35	—	—
(Loss) gain recognized in earnings on hedged items (b)
Interest rate contracts
Interest on long-term debt	(840)	(129)	260
Foreign exchange contracts
Other income, net of losses	(35)	—	—
Total derivatives qualifying for hedge accounting	44	42	(51)
Economic and trading derivatives
(Loss) gain recognized in earnings on derivatives
Interest rate contracts
Interest on long-term debt	(3)	—	—
Servicing asset valuation and hedge activities, net	817	478	(998)
Loss on mortgage and automotive loans, net	(726)	(332)	(156)
Other loss on investments, net	—	—	(4)
Other income, net of losses	(84)	(91)	20
Other operating expenses	—	(9)	(14)
Total interest rate contracts	4	46	(1,152)
Foreign exchange contracts (c)
Interest on long-term debt	92	(169)	(66)
Other income, net of losses	17	158	(806)
Other operating expenses	(21)	—	—
Total foreign exchange contracts	88	(11)	(872)
Gain (loss) recognized in earnings on derivatives	$136	$77	$(2,075)

(a)
Amounts exclude gains of $264 million, $329 million, and $535 million for the years ended December 31, 2011, 2010, and 2009, respectively, related to interest for derivatives qualifying for hedge accounting of debt, which are primarily offset by the fixed coupon payment on the long-term debt.

(b)
Amounts exclude gains of $229 million, $210 million, and $144 million related to amortization of deferred basis adjustments on the hedged items for the years ended December 31, 2011, 2010, and 2009, respectively.

(c)
Amounts exclude losses of $107 million, losses of $14 million, and gains of $632 million for the years ended December 31, 2011, 2010, and 2009 respectively, related to the revaluation of the related foreign-denominated debt or receivable.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following table summarizes derivative instruments used in cash flow hedge accounting relationships and net investment hedge accounting relationships.

Year ended December 31, ($ in millions)	2011	2010	2009
Cash flow hedges
Interest rate contracts
Gain recorded directly to interest on long-term debt (a)	$5	$—	$—
Foreign exchange contracts
Gain recognized in other comprehensive income (b)	—	4	10
Net investment hedges
Foreign exchange contracts
(Loss) gain reclassified from accumulated other comprehensive income to other income, net of losses	$(8)	$12	$—
Loss recorded directly to other income, net of losses (c)	(3)	(18)	—
Total other income, net of losses	$(11)	$(6)	$—
Gain (loss) recognized in other comprehensive income (d)	$173	$(183)	$(32)

(a)	The amount represents hedge ineffectiveness and excludes interest losses of $5 million for the year ended December 31, 2011.

(b)
The amount for the year ended December 31, 2010, represents gains of $111 million related to the effective portion of cash flow hedges offset by the reclassification of accumulated gains totaling $107 million from accumulated other comprehensive income on our Consolidated Balance Sheet to other income, net of losses in the Consolidated Statement of Income. The amount for the year ended December 31, 2009, represents losses of $18 million related to the effective portion of cash flow hedges offset by the reclassification of accumulated losses totaling $28 million from accumulated other comprehensive income on our Consolidated Balance Sheet to other income, net of losses in the Consolidated Statement of Income. The reclassified amounts completely offset the effective portion related to the revaluation of the related foreign-denominated debt. The amount of hedge ineffectiveness on cash flow hedges during the years ended December 31, 2010 and 2009 was insignificant.

(c)	The amounts represent the forward points excluded from the assessment of hedge effectiveness.

(d)
The amounts represent the effective portion of net investment hedges. There are offsetting losses of $237 million, gains of $187 million, and gains of $1 million for the years ended December 31, 2011, 2010, and 2009, respectively, recognized in accumulated other comprehensive income related to the revaluation of the related net investment in foreign operations.

25.    Income Taxes
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
The following table summarizes income (loss) from continuing operations before income tax expense.

Year ended December 31, ($ in millions)	2011	2010	2009
U.S. (loss) income	$(785)	$594	$(5,209)
Non-U.S. income (loss)	852	545	(1,700)
Income (loss) from continuing operations before income tax expense	$67	$1,139	$(6,909)

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The significant components of income tax expense from continuing operations were as follows.

Year ended December 31, ($ in millions)	2011	2010	2009
Current income tax expense
U.S. federal	$18	$12	$146
Foreign	353	470	173
State and local	12	58	14
Total current expense	383	540	333
Deferred income tax benefit
U.S. federal	—	(6)	(109)
Foreign	(204)	(374)	(32)
State and local	—	(7)	(118)
Total deferred benefit	(204)	(387)	(259)
Total income tax expense from continuing operations	$179	$153	$74
A reconciliation of the provision (benefit) for income taxes with the amounts at the statutory U.S. federal income tax rate is shown in the following table.

Year ended December 31, ($ in millions)	2011	2010	2009
Statutory U.S. federal tax expense (benefit)	$23	$399	$(2,418)
Change in tax resulting from
Effect of valuation allowance change	215	(132)	2,118
Taxes on unremitted earnings of subsidiaries	24	(71)	(25)
State and local income taxes, net of federal income tax benefit	7	2	(285)
Foreign tax differential	(47)	(75)	50
Equity-method investments	(28)	(20)	(9)
Changes in unrecognized tax benefits	(18)	38	8
Tax-exempt income	(2)	(6)	(17)
Foreign capital loss	—	(1)	(1,044)
Change in tax status	—	—	1,244
LLC results not subject to federal or state income taxes	—	—	544
Other, net	5	19	(92)
Tax expense	$179	$153	$74
Worldwide tax expense does not naturally correspond with worldwide pretax income because we apply a valuation allowance to the majority of our domestic and certain foreign net deferred tax assets. For 2011, consolidated tax expense of $179 million is largely driven by the results of our foreign operations that are not subject to a valuation allowance, by certain U.S. taxes that are not eligible for offset by U.S. net operating losses and by U.S. state income taxes where profitable subsidiaries are required to file separately from the consolidated group.
At December 31, 2011, we had U.S. federal and state net operating loss carryforwards and capital loss carryforwards of $3.2 billion and $1.9 billion, respectively. The federal net operating loss carryforwards expire in the years 2025–2031. The capital loss carryforwards expire in the years 2013–2015. The corresponding expiration periods for the state operating and capital loss carryforwards are 2014–2031 and 2013–2015, respectively. Additionally, foreign tax credit carryforwards of $139 million are available as of December 31, 2011, in the United States and expire in the years 2012–2021.
Also, at December 31, 2011, we had foreign net operating loss carryforwards of $1.2 billion. The foreign operating loss carryforwards of $917 million in Belgium, Brazil, Denmark, Italy, Sweden, and the UK have an indefinite carryforward period. The Canadian loss carryforwards of $169 million expire in the years 2026–2031. The remaining net operating loss carryforwards of $104 million expire in the years 2012–2025.
We assessed the available positive and negative evidence to estimate if sufficient future taxable income of the appropriate character will be generated to utilize the existing deferred tax assets. A significant piece of objective negative evidence evaluated for certain tax jurisdictions that have legal entities with net deferred tax assets was the cumulative loss incurred over the three-year period ended December 31, 2011 and the absence of any available tax-planning strategies. This objective negative evidence outweighed the positive evidence, which was more

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

subjective in nature.
Based on this assessment, valuation allowances have been recorded against our domestic net deferred tax assets and certain international net deferred tax assets. Included within tax expense were charges of $215 million in 2011, benefits of $132 million in 2010, and charges of $2.1 billion in 2009 to adjust valuation allowances. These adjustments include establishment of valuation allowances, release of valuation allowances, and movement in valuation allowances stemming from pretax results after establishment. The charges for 2011 included a $101 million reversal of valuation allowance on net deferred tax assets in one of our Canadian subsidiaries. The reversal related to modifications to the legal structure of our Canadian operations. The amount of the net U.S. deferred tax asset considered realizable could change in the future depending on actual taxable income or capital gains and other relevant factors. In particular, improving trends in the U.S. could lead to reversal of a large portion of our U.S. valuation allowance in 2012. Until such time, utilization of tax attributes to offset U.S. profits will continue to reduce the overall level of our U.S. deferred tax assets and related valuation allowance.
The significant components of deferred tax assets and liabilities are reflected in the following table.

December 31, ($ in millions)	2011	2010
Deferred tax assets
Tax loss carryforwards	$1,976	$1,728
Provision for loan losses	775	753
Mark-to-market on consumer finance receivables and loans	695	655
Hedging transactions	248	9
State and local taxes	184	170
Sales of finance receivables and loans	182	205
Contingency	169	223
Tax credit carryforwards	161	132
Unearned insurance premiums	158	151
Basis difference in subsidiaries	105	82
MSRs	95	(54)
Other	368	354
Gross deferred tax assets	5,116	4,408
Valuation allowance	(2,240)	(1,993)
Net deferred tax assets	2,876	2,415
Deferred tax liabilities
Lease transactions	2,052	1,545
Deferred acquisition costs	328	332
Unrealized gains on securities	180	304
Tax on unremitted earnings	63	46
Debt transactions	32	84
Other	94	101
Gross deferred tax liabilities	2,749	2,412
Net deferred tax assets	$127	$3
Foreign pretax income is subject to U.S. taxation when effectively repatriated. Through the Conversion date, our U.S. incorporated insurance and banking operations provided federal income taxes on the undistributed earnings of foreign subsidiaries to the extent these earnings were not deemed indefinitely reinvested outside the United States. It was the responsibility of our members to provide for federal income taxes on the undistributed foreign subsidiary earnings of our disregarded entities to the extent the earnings was not indefinitely reinvested. Subsequent to the Conversion date, all of our domestic subsidiaries fully provide for federal income taxes on the undistributed earnings of foreign subsidiaries except to the extent these earnings are indefinitely reinvested outside the United States. At December 31, 2011, $4.1 billion of accumulated undistributed earnings of foreign subsidiaries were indefinitely reinvested. Quantification of the deferred tax liability associated with indefinitely reinvested earnings is not practicable. If in the future we decide to repatriate such foreign earnings, we would incur incremental U.S. federal and state income tax, reduced by the current benefit of our U.S. federal and state net operating loss and tax credit carryforwards. However, our intent is to keep these funds indefinitely reinvested outside of the United States and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.
Tax benefits related to positions considered uncertain are recognized only if, based on the technical merits of the issue, it is more likely than not that we will sustain the position and then at the largest amount that is greater than 50% likely to be realized upon ultimate settlement.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following table provides a reconciliation of the beginning and ending amount of unrecognized tax benefits.

($ in millions)	2011	2010	2009
Balance at January 1,	$214	$172	$150
Additions based on tax positions related to the current year	11	69	27
Additions for tax positions of prior years	20	3	24
Reductions for tax positions of prior years	(3)	(23)	(24)
Settlements	(35)	(9)	(28)
Expiration of statute of limitations	—	(2)	—
Foreign-currency translation adjustments	(9)	4	23
Balance at December 31,	$198	$214	$172
Included in the unrecognized tax benefits balances are some items, the recognition of which would not affect the effective tax rate, such as the tax effect of certain temporary differences, and the portion of gross state unrecognized tax benefits that would be offset by the tax benefit of the associated federal deduction. At December 31, 2011, 2010, and 2009, the balance of unrecognized tax benefits that, if recognized, would affect our effective tax rate is $179 million, $199 million, and $157 million, respectively.
We recognize accrued interest and penalties related to uncertain income tax positions in interest expense and other operating expenses, respectively. For the years ended December 31, 2011, 2010, and 2009, $16 million, $26 million, and $12 million, respectively, were accrued for interest and penalties with the cumulative accrued balance totaling $178 million at December 31, 2011; $201 million at December 31, 2010; and $170 million at December 31, 2009. In addition, the accrued balances for interest and penalties were impacted by translation adjustments on those denominated in foreign currencies.
We anticipate the examination of various U.S. income tax returns along with the examinations by various foreign, state, and local jurisdictions will be completed within the next twelve months. As such, it is reasonably possible that certain tax positions may be settled and the unrecognized tax benefits would decrease by $210 million which includes interest and penalties.
We file tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. For our most significant operations, at December 31, 2011, the following summarizes the oldest tax years that remain subject to examination.

Jurisdiction	Tax year
United States	2004
Canada	2004
Germany	2007
United Kingdom	1995
Mexico	2006
Brazil	2006
26.    Employee Benefit and Compensation Plans
Defined Contribution Plan
A significant number of our employees are covered by defined contribution plans. Employer contributions vary based on criteria specific to each individual plan and amounted to $68 million, $62 million, and $52 million in 2011, 2010, and 2009, respectively. These costs were recorded in compensation and benefits expense in our Consolidated Statement of Income. We expect contributions for 2012 to be similar to contributions made in 2011.
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
The following summarizes information related to our pension plans.

Year ended December 31, ($ in millions)	2011	2010
Projected benefit obligation	$528	$509
Fair value of plan assets	398	388
Underfunded status	$(130)	$(121)

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The underfunded position is recognized on the Consolidated Balance Sheet and the change in the underfunded position was recorded in other comprehensive income (loss).
Net periodic pension expense (income) includes curtailment, settlement, and other gains and losses and was minimal for 2011, 2010, and 2009.
Other Postretirement Benefits
Certain of our subsidiaries participated in various postretirement medical, dental, vision, and life insurance plans. We have provided for certain amounts associated with estimated future postretirement benefits other than pensions and characterized such amounts as other postretirement benefits. Other postretirement benefits expense (income), which is recorded in compensation and benefits expense in our Consolidated Statement of Income, was minimal in 2011, 2010, and 2009. We expect our other postretirement benefit expense to continue to be minimal in future years.
Share-based Compensation Plans
Based on our transactions with Treasury during 2009, we are required to comply with the limitations on executive pay as determined by the Special Master of TARP Compensation (Special Master). We have established Deferred Stock Units (DSUs) and Incentive Restricted Stock Units (IRSUs) as forms of compensation to our senior executives, which have been approved by the Special Master. We also grant Restricted Stock Units (RSUs) to executives under the Long-Term Equity Compensation Incentive Plan (LTIP). Each of our approved compensation plans and awards were designed to provide our executives with an opportunity to share in the future growth in value of Ally, which is necessary to attract and retain key executives.
In December 2011 we performed an annual valuation analysis as required by the LTIP plan. The valuation resulted in a value of $8,500 per share for outstanding stock awards as of December 31, 2011. A similar valuation analysis in 2010 resulted in a value of $10,342 per share for outstanding stock awards as of December 31, 2010. The decrease in award value was approved by the Compensating, Nominating and Governance Committee (CNG Committee) and the Ally Board of Directors and resulted in a reduction to compensation expense for RSU, DSU, and IRSU awards of $20 million, $25 million, and $5 million, respectively, recognized in 2011. The impact was recorded in the compensation and benefits expense line item in our Consolidated Statement of Income.
RSU awards are incentive awards granted to executives as phantom shares of Ally. The majority of awards granted in 2008 and 2009 vest ratably on an annual basis based on continued service on December 31 with the final tranche vesting on December 31, 2012. Participants had the option at grant date to defer the valuation and payout for awards granted in 2008 and 2009. Awards granted in 2010 and 2011 vest ratably over a three-year period starting on the date the award was issued with the majority of the awards fully vesting in February 2013 and February 2014. The awards require liability treatment and are remeasured quarterly at fair value until they are paid. The compensation costs related to these awards are ratably charged to expense over the applicable service period. Changes in fair value related to the portion of the awards that have vested and have not been paid are recognized in earnings in the period in which the changes occur. The fair value of the awards granted during 2008 was diluted by the capital transactions that occurred at the end of 2008. At December 31, 2011 there were a total of 26,707 RSU award shares outstanding, composed of 3,806 shares awarded during 2008, 5,199 shares awarded during 2009, 9,281 shares awarded during 2010, and 8,421 shares awarded during 2011. At December 31, 2010 there were a total of 23,321 RSU award shares outstanding, composed of 6,001 shares awarded during 2008, 7,249 shares awarded during 2009, and 10,071 shares awarded during 2010. We recognized compensation expense related to RSU awards of $56 million, $63 million and $25 million for the years ended December 31, 2011, 2010 and 2009, respectively. These costs were recorded in the compensation and benefits expense line in our Consolidated Statement of Income.
DSU awards are granted to senior executives as phantom shares of Ally and are included as part of their base salary. The DSU awards are granted ratably each pay period throughout the year, vest immediately upon grant, and are paid in cash ratably each year after grant for either five years (for awards granted in 2009 and 2010) or three years (for awards granted in 2011). The awards require liability treatment and are remeasured quarterly at fair value until they are paid, with each change in value fully charged to compensation expense in the period in which the change occurs. At December 31, 2011 and 2010 there were a total of 13,743 and 10,035 DSU award shares outstanding, respectively. We recognized compensation expense related to DSU awards of $25 million, $75 million and $35 million for the years ended December 31, 2011, 2010 and 2009, respectively, for the outstanding awards. These costs were recorded in the compensation and benefits expense line in our Consolidated Statement of Income.
IRSU awards are incentive awards granted to senior executives as phantom shares of Ally. The IRSU awards from 2009 and 2010 cliff vest three years from the date of grant based on continued service with Ally. The IRSU awards from 2011 vest two-thirds after two years from grant date and in full three years from grant date. The IRSU awards are paid out in 25% increments once we pay Treasury a corresponding 25% increment of our TARP obligations. The payouts are based on the fair value of the phantom shares at the time of the payout. The awards require liability treatment and are remeasured quarterly at fair value until they are paid. The compensation costs related to these awards are ratably charged to expense over the requisite service period. Changes in fair value relating to the portion of the awards that have vested and have not been paid are recognized in earnings in the period in which the changes occur. At December 31, 2011 and 2010 there were a total of 7,975 and 4,996 IRSU award shares outstanding, respectively. We recognized compensation expense related to IRSU awards of $14 million, $10 million and $1 million for the years ended December 31, 2011, 2010 and 2009, respectively, for the outstanding awards. These costs were recorded in the compensation and benefits expense line in our Consolidated Statement of Income.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

27.    Fair Value
Fair Value Measurements
For purposes of this disclosure, fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability (exit price) in the principal or most advantageous market in an orderly transaction between market participants at the measurement date. Fair value is based on the assumptions market participants would use when pricing an asset or liability. Additionally, entities are required to consider all aspects of nonperformance risk, including the entity's own credit standing, when measuring the fair value of a liability.
GAAP specifies a three-level hierarchy that is used when measuring and disclosing fair value. The fair value hierarchy gives the highest priority to quoted prices available in active markets (i.e., observable inputs) and the lowest priority to data lacking transparency (i.e., unobservable inputs). An instrument's categorization within the fair value hierarchy is based on the lowest level of significant input to its valuation. The following is a description of the three hierarchy levels.

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

Level 3
Unobservable inputs are supported by little or no market activity. The unobservable inputs represent management's best assumptions of how market participants would price the assets or liabilities. Generally, Level 3 assets and liabilities are valued using pricing models, discounted cash flow methodologies, or similar techniques that require significant judgment or estimation.

Transfers
Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfer occurred. There was a transfer from Level 3 to Level 2 during 2011 of certain interest rate derivative contracts. Refer to the Level 3 recurring fair value measurements table in this note for additional information. There were no other significant transfers between any levels during the year ended December 31, 2011 or 2010.

Following are descriptions of the valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models, and significant assumptions utilized.
Trading assets (excluding derivatives) — Trading assets are recorded at fair value. Our portfolio includes MBS (including senior and subordinated interests) and may be investment-grade, noninvestment grade, or unrated securities. Valuations are primarily based on internally developed discounted cash flow models (an income approach) that use assumptions consistent with current market conditions. The valuation considers recent market transactions, experience with similar securities, current business conditions, and analysis of the underlying collateral, as available. To estimate cash flows, we utilize various significant assumptions including market observable inputs (e.g., forward interest rates) and internally developed inputs (e.g., prepayment speeds, delinquency levels, and credit losses).
Available-for-sale securities — Available-for-sale securities are carried at fair value based on observable market prices, when available. If observable market prices are not available, our valuations are based on internally developed discounted cash flow models (an income approach) that use a market-based discount rate and consider recent market transactions, experience with similar securities, current business conditions, and analysis of the underlying collateral, as available. To estimate cash flows, we are required to utilize various significant assumptions including market observable inputs (e.g., forward interest rates) and internally developed inputs (including prepayment speeds, delinquency levels, and credit losses).
Mortgage loans held-for-sale, net — Our mortgage loans held-for-sale are accounted for at either fair value because of fair value option elections or they are accounted for at the lower-of-cost or fair value. Mortgage loans held-for-sale are typically pooled together and sold into certain exit markets depending on underlying attributes of the loan, such as GSE eligibility (domestic only), product type, interest rate, and credit quality. Two valuation methodologies are used to determine the fair value of mortgage loans held-for-sale. The methodology used depends on the exit market as described below.
Level 2 mortgage loans — This includes all GSE-eligible mortgage loans carried at fair value due to fair value option election, which are valued predominantly using published forward agency prices. It also includes any domestic loans and foreign loans where recently negotiated market prices for the loan pool exist with a counterparty (which approximates fair value) or quoted market prices for similar loans are available.
Level 3 mortgage loans — This includes all conditional repurchase option loans carried at fair value due to the fair value option election and all GSE-ineligible residential mortgage loans that are accounted for at the lower-of-cost or fair value. The fair value of these residential mortgage loans are determined using internally developed valuation models because observable

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

market prices were not available. The loans are priced on a discounted cash flow basis utilizing cash flow projections from internally developed models that utilize prepayment, default, and discount rate assumptions. To the extent available, we will utilize market observable inputs such as interest rates and market spreads. If market observable inputs are not available, we are required to utilize internal inputs, such as prepayment speeds, credit losses, and discount rates.
Refer to the section within this note titled Fair Value Option for Financial Assets and Financial Liabilities for further information about the fair value elections.
Consumer mortgage finance receivables and loans, net — We elected the fair value option for certain consumer mortgage finance receivables and loans. The elected mortgage loans collateralized on-balance sheet securitization debt in which we estimated credit reserves pertaining to securitized assets that could have exceeded or already had exceeded our economic exposure. We also elected the fair value option for all mortgage securitization trusts required to be consolidated due to the adoption of ASU 2009-17. The elected mortgage loans represent a portion of the consumer finance receivable and loans consolidated upon adoption of ASU 2009-17. The balance for which the fair value option was not elected was reported on the balance sheet at the principal amount outstanding, net of charge-offs, allowance for loan losses, and premiums or discounts.
The loans are measured at fair value using a portfolio approach. The objective in fair valuing the loans and related securitization debt is to account properly for our retained economic interest in the securitizations. As a result of reduced liquidity in capital markets, values of both these loans and the securitized bonds are expected to be volatile. Since this approach involves the use of significant unobservable inputs, we classified all the mortgage loans elected under the fair value option as Level 3. Refer to the section within this note titled Fair Value Option of Financial Assets and Financial Liabilities for additional information.
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
Derivative instruments — We enter into a variety of derivative financial instruments as part of our risk management strategies. Certain of these derivatives are exchange traded, such as Eurodollar futures. To determine the fair value of these instruments, we utilize the quoted market prices for the particular derivative contracts; therefore, we classified these contracts as Level 1.
We also execute over-the-counter derivative contracts, such as interest rate swaps, swaptions, forwards, caps, floors, and agency to-be-announced securities. We utilize third-party-developed valuation models that are widely accepted in the market to value these over-the-counter derivative contracts. The specific terms of the contract and market observable inputs (such as interest rate forward curves and interpolated volatility assumptions) are used in the model. We classified these over-the-counter derivative contracts as Level 2 because all significant inputs into these models were market observable.
We also hold certain derivative contracts that are structured specifically to meet a particular hedging objective. These derivative contracts often are utilized to hedge risks inherent within certain on-balance sheet securitizations. To hedge risks on particular bond classes or securitization collateral, the derivative's notional amount is often indexed to the hedged item. As a result, we typically are required to use internally developed prepayment assumptions as an input into the model to forecast future notional amounts on these structured derivative contracts. Additionally, we hold some foreign currency derivative contracts that utilize an in-house valuation model to determine the fair value of the contracts. Accordingly, we classified these derivative contracts as Level 3.
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
On-balance sheet securitization debt — We elected the fair value option for certain mortgage loans held-for-investment and the related on-balance sheet securitization debt. We value securitization debt that was elected pursuant to the fair value option and any economically retained positions using market observable prices whenever possible. The securitization debt is principally in the form of asset- and MBS collateralized by the underlying mortgage loans held-for-investment. Due to the attributes of the underlying collateral and current market conditions, observable prices for these instruments are typically not available. In these situations, we consider observed transactions as Level 2 inputs in our discounted cash flow models. Additionally, the discounted cash flow models utilize other market observable inputs, such as interest rates, and internally derived inputs including prepayment speeds, credit losses, and discount rates. Fair value option-elected financing securitization debt is classified as Level 3 as a result of the reliance on significant assumptions and estimates for model inputs. Refer to the section within this note titled Fair Value Option for Financial Assets and Financial Liabilities for further information about the election. The debt that was not elected under the fair value option is reported on the balance sheet at cost, net of premiums or discounts and issuance costs.

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

	Recurring fair value measurements
December 31, 2011 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Trading assets (excluding derivatives)
Mortgage-backed residential securities	$—	$575	$33	$608
Total trading assets	—	575	33	608
Investment securities
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	903	643	—	1,546
States and political subdivisions	—	1	—	1
Foreign government	427	357	—	784
Mortgage-backed residential	—	7,312	—	7,312
Asset-backed	—	2,553	62	2,615
Corporate debt securities	—	1,491	—	1,491
Other debt securities	—	327	—	327
Total debt securities	1,330	12,684	62	14,076
Equity securities (a)	1,059	—	—	1,059
Total available-for-sale securities	2,389	12,684	62	15,135
Mortgage loans held-for-sale, net (b)	—	3,889	30	3,919
Consumer mortgage finance receivables and loans, net (b)	—	—	835	835
Mortgage servicing rights	—	—	2,519	2,519
Other assets
Interests retained in financial asset sales	—	—	231	231
Derivative contracts in receivable position (c)
Interest rate	79	5,274	88	5,441
Foreign currency	—	242	18	260
Total derivative contracts in receivable position	79	5,516	106	5,701
Collateral placed with counterparties (d)	328	—	—	328
Total assets	$2,796	$22,664	$3,816	$29,276
Liabilities
Long-term debt
On-balance sheet securitization debt (b)	$—	$—	$(830)	$(830)
Accrued expenses and other liabilities
Derivative contracts in payable position (c)
Interest rate	(32)	(5,229)	(17)	(5,278)
Foreign currency	—	(99)	(2)	(101)
Total derivative contracts in a payable position	(32)	(5,328)	(19)	(5,379)
Loan repurchase liabilities (b)	—	—	(29)	(29)
Trading liabilities (excluding derivatives)	(61)	—	—	(61)
Total liabilities	$(93)	$(5,328)	$(878)	$(6,299)

(a)	Our investment in any one industry did not exceed 18%.

(b)	Carried at fair value due to fair value option elections.

(c)	Includes derivatives classified as trading.

(d)	Represents collateral in the form of investment securities. Cash collateral was excluded.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

	Recurring fair value measurements
December 31, 2010 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Trading assets
Securities of U.S. Treasury and federal agencies	$77	$—	$—	$77
Mortgage-backed residential securities	—	25	44	69
Asset-backed securities	—	—	94	94
Total trading assets	77	25	138	240
Investment securities
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	3,313	5	—	3,318
States and political subdivisions	—	2	—	2
Foreign government	873	375	—	1,248
Mortgage-backed residential	—	5,824	1	5,825
Asset-backed	—	1,948	—	1,948
Corporate debt securities	—	1,558	—	1,558
Other debt securities	—	151	—	151
Total debt securities	4,186	9,863	1	14,050
Equity securities (a)	796	—	—	796
Total available-for-sale securities	4,982	9,863	1	14,846
Mortgage loans held-for-sale, net (b)	—	6,420	4	6,424
Consumer mortgage finance receivables and loans, net (b)	—	—	1,015	1,015
Mortgage servicing rights	—	—	3,738	3,738
Other assets
Interests retained in financial asset sales	—	—	568	568
Derivative contracts in receivable position
Interest rate	242	3,464	105	3,811
Foreign currency	—	155	—	155
Total derivative contracts in receivable position	242	3,619	105	3,966
Collateral placed with counterparties (c)	728	—	—	728
Total assets	$6,029	$19,927	$5,569	$31,525
Liabilities
Long-term debt
On-balance sheet securitization debt (b)	$—	$—	$(972)	$(972)
Accrued expenses and other liabilities
Derivative contracts in liability position
Interest rate contracts	(208)	(3,222)	(118)	(3,548)
Foreign currency contracts	—	(312)	—	(312)
Total fair value of derivative contracts in liability position	(208)	(3,534)	(118)	(3,860)
Total liabilities	$(208)	$(3,534)	$(1,090)	$(4,832)

(a)	Our investment in any one industry did not exceed 23%.

(b)	Carried at fair value due to fair value option elections.

(c)	Represents collateral in the form of investment securities. Cash collateral was excluded.

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

	Level 3 recurring fair value measurements
	Fair value at Jan. 1, 2011	Net realized/unrealized gains (losses)			Purchases	Sales		Issuances	Settlements	Transfers out of level 3		Fair value at Dec. 31, 2011	Net unrealized gains (losses) included in earnings still held at Dec. 31, 2011
($ in millions)		included in earnings		included in other comprehensive income
Assets
Trading assets (excluding derivatives)
Mortgage-backed residential securities	$44	$5	(a)	$—	$—	$—		$—	$(16)	$—		$33	$14	(a)
Asset-backed securities	94	—		—	—	(94)		—	—	—		—	—
Total trading assets	138	5		—	—	(94)		—	(16)	—		33	14
Investment securities
Available-for-sale securities
Debt securities
Mortgage-backed residential	1	—		—	—	(1)		—	—	—		—	—
Asset-backed	—	18	(b)	14	94	(64)		—	—	—		62	—
Total debt securities	1	18		14	94	(65)		—	—	—		62	—
Mortgage loans held-for-sale, net (c)	4	(1)	(c)	—	46	(1)		—	(18)	—		30	(2)	(c)
Consumer mortgage finance receivables and loans, net (c)	1,015	352	(c)	1	—	—		—	(533)	—		835	136	(c)
Mortgage servicing rights	3,738	(1,606)	(d)	—	31	(266)	(e)	622	—	—		2,519	(1,605)	(d)
Other assets
Interests retained in financial asset sales	568	180	(f)	—	—	—		3	(520)	—		231	(15)	(f)
Derivative contracts, net (g)
Interest rate	(13)	148	(h)	—	—	—		—	(41)	(23)	(i)	71	145	(h)
Foreign currency	—	16	(h)	—	—	—		—	—	—		16	16	(h)
Total derivative contracts in a (payable) receivable position, net	(13)	164		—	—	—		—	(41)	(23)		87	161
Total assets	$5,451	$(888)		$15	$171	$(426)		$625	$(1,128)	$(23)		$3,797	$(1,311)
Liabilities
Long-term debt
On-balance sheet securitization debt (c)	$(972)	$(371)	(c)	$1	$—	$—		$—	$512	$—		$(830)	$(184)	(c)
Accrued expenses and other liabilities
Loan repurchase liabilities (c)	—	2	(c)	—	(46)	—		—	15	—		(29)	2	(c)
Total liabilities	$(972)	$(369)		$1	$(46)	$—		$—	$527	$—		$(859)	$(182)

(a)	The fair value adjustment was reported as other income, net of losses, and the related interest was reported as interest on trading assets in the Consolidated Statement of Income.

(b)
The fair value adjustment was reported as other income, net of losses, and the related interest was reported as interest and dividends on available-for-sale investment securities in the Consolidated Statement of Income.

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

(f)	Reported as other income, net of losses, in the Consolidated Statement of Income.

(g)	Includes derivatives classified as trading.

(h)	Refer to Note 24 for information related to the location of the gains and losses on derivative instruments in the Consolidated Statement of Income.

(i)
The in-house valuations of some derivative contracts classified as Level 3 was replaced with third-party developed valuation models that are widely accepted in the market to value these over-the-counter derivative contracts. The specific terms of the contract and market observable inputs are entered into the model. We reclassified these over-the-counter derivative contracts as Level 2 because all significant inputs into these models were market observable.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

	Level 3 recurring fair value measurements
	Fair value at January 1, 2010	Net realized/unrealized gains (losses)			Purchases, issuances, and settlements, net	Fair value at December 31, 2010	Net unrealized gains (losses) included in earnings still held at December 31, 2010
($ in millions)		included in earnings		included in other comprehensive income
Assets
Trading assets
Mortgage-backed residential securities	$99	$6	(a)	$—	$(61)	$44	$24	(a)
Asset-backed securities	596	—		5	(507)	94	—
Total trading assets	695	6		5	(568)	138	24
Investment securities
Available-for-sale securities
Debt securities
Mortgage-backed residential	6	—		(2)	(3)	1	—
Asset-backed	20	—		—	(20)	—	—
Total debt securities	26	—		(2)	(23)	1	—
Mortgage loans held-for-sale, net (b)	—	3	(b)	—	1	4	3	(b)
Consumer mortgage finance receivables and loans, net (b)	1,391	1,903	(b)	—	(2,279)	1,015	1,189	(b)
Mortgage servicing rights	3,554	(871)	(c)	—	1,055	3,738	(871)	(c)
Other assets
Cash reserve deposits held-for-securitization trusts	31	—		—	(31)	—	—
Interests retained in financial asset sales	471	94	(d)	—	3	568	14	(d)
Fair value of derivative contracts in receivable (liability) position, net
Interest rate contracts, net	103	180	(e)	—	(296)	(13)	388	(e)
Total assets	$6,271	$1,315		$3	$(2,138)	$5,451	$747
Liabilities
Long-term debt
On-balance sheet securitization debt (b)	$(1,294)	$(1,881)	(b)	$—	$2,203	$(972)	$(1,387)	(b)
Total liabilities	$(1,294)	$(1,881)		$—	$2,203	$(972)	$(1,387)

(a)	The fair value adjustment was reported as other income, net of losses and the related interest was reported as interest on trading assets in the Consolidated Statement of Income.

(b)
Carried at fair value due to fair value option elections. Refer to the next section of this note titled Fair Value Option for Financial Assets and Liabilities for the location of the gains and losses in the Consolidated Statement of Income.

(c)	Fair value adjustment reported as servicing-asset valuation and hedge activities, net, in the Consolidated Statement of Income.

(d)	Reported as other income, net of losses, in the Consolidated Statement of Income.

(e)	Refer to Note 24 for information related to the location of the gains and losses on derivative instruments in the Consolidated Statement of Income.

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
The following tables display the assets and liabilities measured at fair value on a nonrecurring basis.

	Nonrecurring fair value measurements				Lower-of-cost or fair value or valuation reserve allowance		Total losses included in earnings for the year ended
December 31, 2011 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans held-for-sale, net (a)	$—	$—	$479	$479	$(60)		n/m (b)
Commercial finance receivables and loans, net (c)
Automobile	—	—	310	310	(30)		n/m (b)
Mortgage	—	1	14	15	(10)		n/m (b)
Other	—	—	20	20	(10)		n/m (b)
Total commercial finance receivables and loans, net	—	1	344	345	(50)		n/m (b)
Other assets
Property and equipment	—	13	—	13	n/m	(d)	$(8)
Repossessed and foreclosed assets (e)	—	32	27	59	(15)		n/m (b)
Total assets	$—	$46	$850	$896	$(125)		$(8)
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

(c)	Represents the portion of the portfolio specifically impaired during 2011. The related valuation allowance represents the cumulative adjustment to fair value of those specific receivables.

(d)	The total gain (loss) included in earnings is the most relevant indicator of the impact on earnings.

(e)	The allowance provided for repossessed and foreclosed assets represents any cumulative valuation adjustment recognized to adjust the assets to fair value.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

	Nonrecurring fair value measurements				Lower-of-cost or fair value or valuation reserve allowance	Total gains included in earnings for the year ended
December 31, 2010 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans held-for-sale, net (a)	$—	$—	$844	$844	$(48)	n/m (b)
Commercial finance receivables and loans, net (c)
Automobile	—	—	379	379	(52)	n/m (b)
Mortgage	—	28	26	54	(14)	n/m (b)
Other	—	—	107	107	(61)	n/m (b)
Total commercial finance receivables and loans, net	—	28	512	540	(127)
Other assets
Real estate and other investments (d)	—	5	—	5	n/m	$—
Repossessed and foreclosed assets (e)	—	43	44	87	(13)	n/m (b)
Total assets	$—	$76	$1,400	$1,476	$(188)	$—
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
On-balance sheet mortgage securitizations — We elected to measure at fair value certain domestic consumer mortgage finance receivables and loans and the related debt held in on-balance sheet mortgage securitization structures. The fair value-elected loans are classified as finance receivable and loans, net, on the Consolidated Balance Sheet. Our policy is to separately record interest income on the fair value-elected loans (unless the loans are placed on nonaccrual status); however, the accrued interest was excluded from the fair value presentation. We classified the fair value adjustment recorded for the loans as other income, net of losses, in the Consolidated Statement of Income.
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
We carry the fair value-elected conforming and government-insured loans as loans held-for-sale, net, on the Consolidated Balance Sheet. Our policy is to separately record interest income on the fair value-elected loans (unless they are placed on nonaccrual status); however, the accrued interest was excluded from the fair value presentation. Upfront fees and costs related to the fair value-elected loans were not deferred or capitalized. The fair value adjustment recorded for these loans is classified as gain on mortgage and automotive loans, net, in the Consolidated Statement of Income. In accordance with GAAP, the fair value option

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

election is irrevocable once the asset is funded even if it is subsequently determined that a particular loan cannot be sold.
GSE-ineligible mortgage loans held-for-sale subject to conditional repurchase options — As of January 1, 2011, we elected the fair value option for both GSE-ineligible mortgage loans held-for-sale subject to conditional repurchase options and the related liability. These conditional repurchase options within our private label securitizations allow us to repurchase a transferred financial asset if certain events outside our control are met. The typical conditional repurchase option is a delinquent loan repurchase option that gives us the option to purchase the loan if it exceeds a certain prespecified delinquency level. We have complete discretion regarding when or if we will exercise these options, but generally we would do so only when it is in our best interest. We record the asset and the corresponding liability on our balance sheet when the option becomes exercisable. The fair value option election must be made at initial recording. As such, the conditional repurchase option assets and liabilities recorded prior to January 1, 2011, were ineligible for the fair value election.
We carry these fair value-elected optional repurchase loan balance as loans held-for-sale, net, on the Consolidated Balance Sheet. The fair value adjustment recorded for these loans is classified as other income, net of losses, in the Consolidated Statement of Income. We carry the fair value-elected corresponding liability as accrued expenses and other liabilities on the Consolidated Balance Sheet. The fair value adjustment recorded for these liabilities are classified as other income, net of losses, in the Consolidated Statement of Income.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following tables summarize the fair value option elections and information regarding the amounts recorded as earnings for each fair value option-elected item.

	Changes included in the Consolidated Statement of Income
Year ended December 31, ($ in millions)	Interest and fees on finance receivables and loans (a)	Interest on loans held-for-sale (a)	Interest on long-term debt (b)	Gain on mortgage and automotive loans, net	Other income, net of losses	Total included in earnings	Change in fair value due to credit risk (c)
2011
Assets
Mortgage loans held-for-sale, net	$—	$176	$—	$908	$—	$1,084	$—	(d)
Consumer mortgage finance receivables and loans, net	200	—	—	—	153	353	(119)	(e)
Liabilities
Long-term debt
On-balance sheet securitization debt	—	—	(116)	—	(256)	(372)	(20)	(f)
Accrued expenses and other liabilities
Loan repurchase liabilities	—	—	—	—	2	2	—
Total						$1,067
2010
Assets
Mortgage loans held-for-sale, net	$—	$221	$—	$845	$3	$1,069	$—	(d)
Consumer mortgage finance receivables and loans, net	555	—	—	—	1,348	1,903	(8)	(e)
Liabilities
Long-term debt
On-balance sheet securitization debt	—	—	(313)	—	(1,568)	(1,881)	29	(f)
Total						$1,091

(a)	Interest income is measured by multiplying the unpaid principal balance on the loans by the coupon rate and the number of days of interest due.

(b)	Interest expense is measured by multiplying bond principal by the coupon rate and the number of days of interest due to the investor.

(c)
Factors other than credit quality that impact fair value include changes in market interest rates and the illiquidity or marketability in the current marketplace. Lower levels of observable data points in illiquid markets generally result in wide bid/offer spreads.

(d)	The credit impact for loans held-for-sale is assumed to be zero because the loans are either suitable for sale or are covered by a government guarantee.

(e)	The credit impact for consumer mortgage finance receivables and loans was quantified by applying internal credit loss assumptions to cash flow models.

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

	2011		2010
December 31, ($ in millions)	Unpaid principal balance	Fair value (a)	Unpaid principal balance	Fair value (a)
Assets
Mortgage loans held-for-sale, net
Total loans	$3,766	$3,919	$6,354	$6,424
Nonaccrual loans	54	27	3	1
Loans 90+ days past due (b)	53	27	—	—
Consumer mortgage finance receivables and loans, net
Total loans	2,436	835	2,905	1,015
Nonaccrual loans (c)	506	209	586	260
Loans 90+ days past due (b)(c)	362	163	366	184
Liabilities
Long-term debt
On-balance sheet securitization debt	$(2,559)	$(830)	$(2,969)	$(972)
Accrued expenses and other liabilities
Loan repurchase liabilities	(57)	(29)	—	—

(a)	Excludes accrued interest receivable.

(b)	Loans 90+ days past due are also presented within the nonaccrual loan balance and the total loan balance; however, excludes government-insured loans that are still accruing interest.

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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Fair Value of Financial Instruments
The following table presents the carrying and estimated fair value of financial instruments, except for those recorded at fair value on a recurring basis presented in the previous section of this note titled Recurring Fair Value. When possible, we use quoted market prices to determine fair value. Where quoted market prices are not available, the fair value is internally derived based on appropriate valuation methodologies with respect to the amount and timing of future cash flows and estimated discount rates. However, considerable judgment is required in interpreting market data to develop estimates of fair value, so the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions or estimation methodologies could be material to the estimated fair values. Fair value information presented herein was based on information available at December 31, 2011, and 2010.

	2011		2010
December 31, ($ in millions)	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Financial assets
Loans held-for-sale, net (a)	$8,557	$8,674	$11,411	$11,449
Finance receivables and loans, net (a)	113,252	113,576	100,540	99,462
Nonmarketable equity investments	419	423	504	506
Financial liabilities
Deposit liabilities	$45,050	$45,696	$39,048	$39,303
Short-term borrowings	7,680	7,622	7,508	7,509
Long-term debt (a)(b)	93,434	92,142	87,181	88,996

(a)
Includes financial instruments carried at fair value due to fair value option elections. Refer to the previous section of this note titled Fair Value Option for Financial Assets and Liabilities for further information about the fair value elections.

(b)	Debt includes deferred interest for zero-coupon bonds of $640 million and $569 million at December 31, 2011 and 2010, respectively.
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
Deposit liabilities — Deposit liabilities represent certain consumer and brokered bank deposits, mortgage escrow deposits, and dealer deposits. The fair value of deposits with no stated maturity is equal to their carrying amount. The fair value of fixed-maturity deposits was estimated by discounting projected cash flows based on discount factors derived from the forward interest rate swap curve.
Debt — The fair value of debt was determined using quoted market prices for the same or similar issues, if available, or was based on the current rates offered to us for debt with similar remaining maturities.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

28.    Segment and Geographic Information
Operating segments are defined as components of an enterprise that engage in business activity from which revenues are earned and expenses incurred for which discrete financial information is available that is evaluated regularly by our chief operating decision maker in deciding how to allocate resources and in assessing performance.
We report our results of operations on a line-of-business basis through five operating segments - North American Automotive Finance operations, International Automotive Finance operations, Insurance operations, Mortgage - Origination and Servicing operations, and Mortgage - Legacy Portfolio and Other operations, with the remaining activity reported in Corporate and Other. The operating segments are determined based on the products and services offered and geographic considerations, and reflect the manner in which financial information is currently evaluated by management. The following is a description of each of our reportable operating segments.
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
Insurance operations — Offers consumer and commercial insurance products sold primarily through the dealer channel including vehicle service contracts, commercial insurance coverage in the United States (primarily covering dealers' wholesale vehicle inventory), and personal automobile insurance in certain countries outside the United States.
Mortgage — Origination and Servicing operations —The principal activities include originating, purchasing, selling, and securitizing conforming and government-insured residential mortgage loans in the United States; servicing residential mortgage loans for ourselves and others; and providing collateralized lines of credit to other mortgage originators, which we refer to as warehouse lending. We also originate high-quality prime jumbo mortgage loans in the United States. We finance our mortgage loan originations primarily in Ally Bank in the United States.
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
Corporate and Other primarily consists of our centralized corporate treasury and deposit gathering activities, such as management of the cash and corporate investment securities portfolios, short- and long-term debt, retail and brokered deposit liabilities, derivative instruments, the amortization of the discount associated with new debt issuances and bond exchanges, most notably from the December 2008 bond exchange, and the residual impacts of our corporate funds-transfer pricing (FTP) and treasury asset liability management (ALM) activities. Corporate and Other also includes our Commercial Finance Group, certain equity investments, and reclassifications and eliminations between the reportable operating segments.
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
Change in Reportable Segment Information
Beginning in the fourth quarter of 2011, we began presenting our Canadian mortgage operations of ResMor Trust with Legacy Portfolio and Other operations. Previously these operations were included with Originations and Servicing operations. The change was made because the mortgage operations of ResMor Trust were classified as discontinued and held-for-sale.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Financial information for our reportable operating segments is summarized as follows.

	Global Automotive Services			Mortgage (a)
Year ended December 31, ($ in millions)	North American Automotive Finance operations	International Automotive Finance operations (b)	Insurance operations	Origination and Servicing operations	Legacy Portfolio and Other operations	Corporate and Other (c)	Consolidated (d)
2011
Net financing revenue (loss)	$3,155	$662	$93	$(25)	$284	$(1,694)	$2,475
Other revenue	433	239	1,774	958	2	190	3,596
Total net revenue (loss)	3,588	901	1,867	933	286	(1,504)	6,071
Provision for loan losses	93	65	—	1	149	(89)	219
Other noninterest expense	1,389	626	1,460	1,279	539	492	5,785
Income (loss) from continuing operations before income tax expense	$2,106	$210	$407	$(347)	$(402)	$(1,907)	$67
Total assets	$96,971	$15,505	$8,036	$23,016	$10,890	$29,641	$184,059
2010
Net financing revenue (loss)	$3,321	$654	$98	$35	$605	$(2,099)	$2,614
Other revenue (loss)	690	240	2,142	1,738	260	(42)	5,028
Total net revenue (loss)	4,011	894	2,240	1,773	865	(2,141)	7,642
Provision for loan losses	286	54	—	(29)	173	(42)	442
Other noninterest expense	1,381	635	1,678	882	959	526	6,061
Income (loss) from continuing operations before income tax expense	$2,344	$205	$562	$920	$(267)	$(2,625)	$1,139
Total assets	$81,893	$15,979	$8,789	$23,681	$13,105	$28,561	$172,008
2009
Net financing revenue (loss)	$3,074	$707	$191	$18	$632	$(2,460)	$2,162
Other revenue (loss)	757	116	1,953	958	(684)	940	4,040
Total net revenue (loss)	3,831	823	2,144	976	(52)	(1,520)	6,202
Provision for loan losses	611	230	—	41	4,230	491	5,603
Other noninterest expense	1,596	695	1,823	892	2,023	479	7,508
Income (loss) from continuing operations before income tax expense	$1,624	$(102)	$321	$43	$(6,305)	$(2,490)	$(6,909)
Total assets	$68,282	$21,802	$10,614	$17,914	$20,980	$32,714	$172,306

(a)	Represents the ResCap legal entity and the mortgage activities of Ally Bank.

(b)	Amounts include intra-segment eliminations between our North American Automotive Finance operations, International Automotive Finance operations, and Insurance operations.

(c)	At December 31, 2011, 2010 and 2009, total assets were $1.2 billion, $1.6 billion, and $3.3 billion for the Commercial Finance Group, respectively.

(d)	Net financing revenue after the provision for loan losses totaled $2.3 billion, $2.2 billion, and $(3.4) billion in 2011, 2010 and 2009, respectively.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Information concerning principal geographic areas was as follows.

Year ended December 31, ($ in millions)	Revenue (a)(b)	Income (loss) from continuing operations before income tax expense (a)(c)	Net income (loss) (a)(c)	Identifiable assets (a)(d)	Long-lived assets (e)
2011
Canada	$842	$483	$436	$15,156	$282
Europe (f)	416	201	175	9,976	92
Latin America	921	184	104	7,647	30
Asia	83	80	69	292	—
Total foreign	2,262	948	784	33,071	404
Total domestic (g)	3,809	(881)	(941)	150,470	9,236
Total	$6,071	$67	$(157)	$183,541	$9,640
2010
Canada	$869	$439	$402	$17,321	$1,522
Europe (f)	583	316	278	11,321	406
Latin America	869	170	164	6,917	35
Asia	54	57	7	202	—
Total foreign	2,375	982	851	35,761	1,963
Total domestic (g)	5,267	157	224	135,722	7,541
Total	$7,642	$1,139	$1,075	$171,483	$9,504
2009
Canada	$631	$198	$148	$17,885	$3,985
Europe (f)	650	79	(86)	15,555	906
Latin America	709	116	163	6,574	33
Asia	(33)	(2)	9	1,506	8
Total foreign	1,957	391	234	41,520	4,932
Total domestic (g)	4,245	(7,300)	(10,532)	130,260	11,399
Total	$6,202	$(6,909)	$(10,298)	$171,780	$16,331

(a)
The 2010 and 2009 balances for Asia and domestic were reclassified to conform with the 2011 presentation. These reclassifications have no impact to our consolidated financial position or results of operations.

(b)	Revenue consists of net financing revenue and total other revenue as presented in our Consolidated Statement of Income.

(c)	The domestic amounts include original issue discount amortization of $925 million, $1.2 billion, and $1.1 billion for the years ended December 31, 2011, 2010, and 2009, respectively.

(d)	Identifiable assets consist of total assets excluding goodwill.

(e)	Long-lived assets consist of investment in operating leases, net, and net property and equipment.

(f)	Amounts include eliminations between our foreign operations.

(g)	Amounts include eliminations between our domestic and foreign operations.

29.	Parent and Guarantor Consolidating Financial Statements
Certain of our senior notes are guaranteed by a group of subsidiaries (the Guarantors). The Guarantors, each of which is a 100% directly owned subsidiary of Ally Financial Inc., are Ally US LLC, IB Finance Holding Company LLC, GMAC Latin America Holdings LLC, GMAC International Holdings B.V., and GMAC Continental Corporation. The Guarantors fully and unconditionally guarantee the senior notes on a joint and several basis.
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
Investments in subsidiaries are accounted for by the parent company and the Guarantors using the equity method for this presentation. Results of operations of subsidiaries are therefore classified in the parent company's and Guarantors' investment in subsidiaries accounts. The elimination entries set forth in the following condensed consolidating financial statements eliminate distributed and undistributed income of subsidiaries, investments in subsidiaries, and intercompany balances and transactions between the parent, Guarantors, and nonguarantors.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Condensed Consolidating Statement of Income

Year ended December 31, 2011 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating Adjustments	Ally Consolidated
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$1,071	$28	$5,546	$(10)	$6,635
Interest and fees on finance receivables and loans — intercompany	287	23	25	(335)	—
Interest on loans held-for-sale	5	—	327	—	332
Interest on trading assets	—	—	19	—	19
Interest and dividends on available-for-sale investment securities	4	—	394	—	398
Interest-bearing cash	4	—	50	—	54
Operating leases	713	—	1,585	—	2,298
Total financing revenue and other interest income	2,084	51	7,946	(345)	9,736
Interest expense
Interest on deposits	65	—	635	—	700
Interest on short-term borrowings	56	3	255	—	314
Interest on long-term debt	3,479	10	1,720	—	5,209
Interest on intercompany debt	(14)	27	332	(345)	—
Total interest expense	3,586	40	2,942	(345)	6,223
Depreciation expense on operating lease assets	250	—	788	—	1,038
Net financing (loss) revenue	(1,752)	11	4,216	—	2,475
Dividends from subsidiaries
Nonbank subsidiaries	1,383	—	—	(1,383)	—
Other revenue
Servicing fees	270	—	1,089	(1)	1,358
Servicing asset valuation and hedge activities, net	—	—	(789)	—	(789)
Total servicing income, net	270	—	300	(1)	569
Insurance premiums and service revenue earned	—	—	1,573	—	1,573
Gain on mortgage and automotive loans, net	22	—	448	—	470
Loss on extinguishment of debt	(64)	—	—	—	(64)
Other gain on investments, net	9	—	285	—	294
Other income, net of losses	(106)	38	1,486	(664)	754
Total other revenue	131	38	4,092	(665)	3,596
Total net revenue	(238)	49	8,308	(2,048)	6,071
Provision for loan losses	58	1	160	—	219
Noninterest expense
Compensation and benefits expense	694	47	870	(37)	1,574
Insurance losses and loss adjustment expenses	—	—	713	—	713
Other operating expenses	558	7	3,561	(628)	3,498
Total noninterest expense	1,252	54	5,144	(665)	5,785
(Loss) income from continuing operations before income tax (benefit) expense and undistributed income (loss) of subsidiaries	(1,548)	(6)	3,004	(1,383)	67
Income tax (benefit) expense from continuing operations	(610)	3	786	—	179
Net (loss) income from continuing operations	(938)	(9)	2,218	(1,383)	(112)
Loss from discontinued operations, net of tax	(38)	—	(7)	—	(45)
Undistributed income of subsidiaries
Bank subsidiary	1,222	1,222	—	(2,444)	—
Nonbank subsidiaries	(403)	477	—	(74)	—
Net (loss) income	$(157)	$1,690	$2,211	$(3,901)	$(157)

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Year ended December 31, 2010 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating Adjustments	Ally Consolidated
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$938	$26	$5,583	$(1)	$6,546
Interest and fees on finance receivables and loans — intercompany	526	5	4	(535)	—
Interest on loans held-for-sale	75	—	526	—	601
Interest on trading assets	—	—	15	—	15
Interest and dividends on available-for-sale investment securities	4	—	354	(2)	356
Interest and dividends on available-for-sale investment securities — intercompany	112	—	9	(121)	—
Interest-bearing cash	13	—	56	—	69
Operating leases	1,063	—	2,533	—	3,596
Total financing revenue and other interest income	2,731	31	9,080	(659)	11,183
Interest expense
Interest on deposits	52	—	589	—	641
Interest on short-term borrowings	43	1	280	—	324
Interest on long-term debt	3,804	14	1,875	8	5,701
Interest on intercompany debt	(21)	6	560	(545)	—
Total interest expense	3,878	21	3,304	(537)	6,666
Depreciation expense on operating lease assets	435	—	1,468	—	1,903
Net financing (loss) revenue	(1,582)	10	4,308	(122)	2,614
Dividends from subsidiaries
Nonbank subsidiaries	182	5	—	(187)	—
Other revenue
Servicing fees	434	—	1,060	(1)	1,493
Servicing asset valuation and hedge activities, net	—	—	(394)	—	(394)
Total servicing income, net	434	—	666	(1)	1,099
Insurance premiums and service revenue earned	—	—	1,750	—	1,750
Gain on mortgage and automotive loans, net	31	—	1,230	—	1,261
Loss on extinguishment of debt	(127)	—	(8)	12	(123)
Other gain on investments, net	6	—	504	(6)	504
Other income, net of losses	(93)	1	1,190	(561)	537
Total other revenue	251	1	5,332	(556)	5,028
Total net revenue	(1,149)	16	9,640	(865)	7,642
Provision for loan losses	(204)	(1)	647	—	442
Noninterest expense
Compensation and benefits expense	785	11	780	—	1,576
Insurance losses and loss adjustment expenses	—	—	820	—	820
Other operating expenses	744	4	3,514	(597)	3,665
Total noninterest expense	1,529	15	5,114	(597)	6,061
(Loss) income from continuing operations before income tax (benefit) expense and undistributed income of subsidiaries	(2,474)	2	3,879	(268)	1,139
Income tax (benefit) expense from continuing operations	(592)	(1)	746	—	153
Net (loss) income from continuing operations	(1,882)	3	3,133	(268)	986
Income from discontinued operations, net of tax	70	—	19	—	89
Undistributed income of subsidiaries
Bank subsidiary	902	902	—	(1,804)	—
Nonbank subsidiaries	1,985	259	—	(2,244)	—
Net income	$1,075	$1,164	$3,152	$(4,316)	$1,075

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Year ended December 31, 2009 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$891	$36	$5,544	$—	$6,471
Interest and fees on finance receivables and loans — intercompany	837	5	7	(849)	—
Interest on loans held-for-sale	238	—	178	—	416
Interest on trading assets	—	—	132	—	132
Interest and dividends on available-for-sale investment securities	—	—	220	—	220
Interest and dividends on available-for-sale investment securities — intercompany	280	—	3	(283)	—
Interest-bearing cash	26	—	72	—	98
Operating leases	466	—	4,969	—	5,435
Total financing revenue and other interest income	2,738	41	11,125	(1,132)	12,772
Interest expense
Interest on deposits	27	—	650	—	677
Interest on short-term borrowings	30	2	433	—	465
Interest on long-term debt	3,819	22	2,349	(241)	5,949
Interest on intercompany debt	(46)	10	683	(647)	—
Total interest expense	3,830	34	4,115	(888)	7,091
Depreciation expense on operating lease assets	169	—	3,350	—	3,519
Net financing (loss) revenue	(1,261)	7	3,660	(244)	2,162
Dividends from subsidiaries
Nonbank subsidiaries	550	—	—	(550)	—
Other revenue
Servicing fees	690	—	777	—	1,467
Servicing asset valuation and hedge activities, net	—	—	(1,104)	—	(1,104)
Total servicing income, net	690	—	(327)	—	363
Insurance premiums and service revenue earned	—	—	1,861	—	1,861
Gain on mortgage and automotive loans, net	10	—	789	—	799
Gain on extinguishment of debt	623	—	1,751	(1,709)	665
Other gain on investments, net	558	—	149	(545)	162
Other income, net of losses	(241)	2	1,027	(598)	190
Total other revenue	1,640	2	5,250	(2,852)	4,040
Total net revenue	929	9	8,910	(3,646)	6,202
Provision for loan losses	(148)	—	5,751	—	5,603
Noninterest expense
Compensation and benefits expense	590	6	921	—	1,517
Insurance losses and loss adjustment expenses	—	—	992	—	992
Other operating expenses	714	12	4,876	(603)	4,999
Total noninterest expense	1,304	18	6,789	(603)	7,508
Loss from continuing operations before income tax (benefit) expense and undistributed (loss) income of subsidiaries	(227)	(9)	(3,630)	(3,043)	(6,909)
Income tax (benefit) expense from continuing operations	(24)	—	98	—	74
Net loss from continuing operations	(203)	(9)	(3,728)	(3,043)	(6,983)
Loss from discontinued operations, net of tax	(287)	—	(3,028)	—	(3,315)
Undistributed (loss) income of subsidiaries
Bank subsidiary	(1,953)	(1,953)	—	3,906	—
Nonbank subsidiaries	(7,855)	70	—	7,785	—
Net loss	$(10,298)	$(1,892)	$(6,756)	$8,648	$(10,298)

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Condensed Consolidating Balance Sheet

December 31, 2011 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Assets
Cash and cash equivalents
Noninterest-bearing	$1,413	$—	$1,062	$—	$2,475
Interest-bearing	4,848	14	5,698	—	10,560
Interest-bearing — intercompany	—	—	516	(516)	—
Total cash and cash equivalents	6,261	14	7,276	(516)	13,035
Trading assets	—	—	622	—	622
Investment securities	—	—	15,135	—	15,135
Loans held-for-sale, net	425	—	8,132	—	8,557
Finance receivables and loans, net
Finance receivables and loans, net	15,151	476	99,128	—	114,755
Intercompany loans to
Bank subsidiary	4,920	—	—	(4,920)	—
Nonbank subsidiaries	5,448	356	550	(6,354)	—
Allowance for loan losses	(245)	(2)	(1,256)	—	(1,503)
Total finance receivables and loans, net	25,274	830	98,422	(11,274)	113,252
Investment in operating leases, net	928	—	8,347	—	9,275
Intercompany receivables from
Bank subsidiary	82	—	—	(82)	—
Nonbank subsidiaries	1,070	327	577	(1,974)	—
Investment in subsidiaries
Bank subsidiary	13,061	13,061	—	(26,122)	—
Nonbank subsidiaries	17,433	3,809	—	(21,242)	—
Mortgage servicing rights	—	—	2,519	—	2,519
Premiums receivable and other insurance assets	—	—	1,853	—	1,853
Other assets	2,664	3	16,712	(638)	18,741
Assets of operations held-for-sale	(174)	—	1,244	—	1,070
Total assets	$67,024	$18,044	$160,839	$(61,848)	$184,059
Liabilities
Deposit liabilities
Noninterest-bearing	$—	$—	$2,029	$—	$2,029
Interest-bearing	1,768	—	41,253	—	43,021
Total deposit liabilities	1,768	—	43,282	—	45,050
Short-term borrowings	2,756	136	4,788	—	7,680
Long-term debt	39,524	214	53,056	—	92,794
Intercompany debt to
Nonbank subsidiaries	574	492	10,724	(11,790)	—
Intercompany payables to
Bank subsidiary	39	—	—	(39)	—
Nonbank subsidiaries	1,266	1	750	(2,017)	—
Interest payable	1,167	3	417	—	1,587
Unearned insurance premiums and service revenue	—	—	2,576	—	2,576
Reserves for insurance losses and loss adjustment expenses	—	—	580	—	580
Accrued expenses and other liabilities	559	323	13,839	(637)	14,084
Liabilities of operations held-for-sale	—	—	337	—	337
Total liabilities	47,653	1,169	130,349	(14,483)	164,688
Total equity	19,371	16,875	30,490	(47,365)	19,371
Total liabilities and equity	$67,024	$18,044	$160,839	$(61,848)	$184,059

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

December 31, 2010 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Assets
Cash and cash equivalents
Noninterest-bearing	$1,251	$—	$463	$—	$1,714
Interest-bearing	3,414	1	6,541	—	9,956
Interest-bearing — intercompany	—	—	504	(504)	—
Total cash and cash equivalents	4,665	1	7,508	(504)	11,670
Trading assets	—	—	240	—	240
Investment securities	1,488	—	13,358	—	14,846
Investment securities — intercompany	2	—	—	(2)	—
Loans held-for-sale, net	—	—	11,411	—	11,411
Finance receivables and loans, net
Finance receivables and loans, net	10,047	425	91,941	—	102,413
Intercompany loans to
Bank subsidiary	3,650	—	—	(3,650)	—
Nonbank subsidiaries	9,461	367	463	(10,291)	—
Allowance for loan losses	(266)	(1)	(1,606)	—	(1,873)
Total finance receivables and loans, net	22,892	791	90,798	(13,941)	100,540
Investment in operating leases, net	3,864	—	5,264	—	9,128
Intercompany receivables from
Bank subsidiary	5,930	—	—	(5,930)	—
Nonbank subsidiaries	—	213	—	(213)	—
Investment in subsidiaries
Bank subsidiary	10,886	10,886	—	(21,772)	—
Nonbank subsidiaries	23,632	3,123	—	(26,755)	—
Mortgage servicing rights	—	—	3,738	—	3,738
Premiums receivable and other insurance assets	—	—	2,190	(9)	2,181
Other assets	2,912	3	15,539	(890)	17,564
Assets of operations held-for-sale	(160)	—	850	—	690
Total assets	$76,111	$15,017	$150,896	$(70,016)	$172,008
Liabilities
Deposit liabilities
Noninterest-bearing	$—	$—	$2,131	$—	$2,131
Interest-bearing	1,459	—	35,458	—	36,917
Total deposit liabilities	1,459	—	37,589	—	39,048
Short-term borrowings	2,519	89	4,900	—	7,508
Long-term debt	43,897	239	42,476	—	86,612
Intercompany debt to
Nonbank subsidiaries	504	462	13,481	(14,447)	—
Intercompany payables to
Bank subsidiary	—	—	—	—	—
Nonbank subsidiaries	4,466	—	1,716	(6,182)	—
Interest payable	1,229	3	597	—	1,829
Unearned insurance premiums and service revenue	—	—	2,854	—	2,854
Reserves for insurance losses and loss adjustment expenses	—	—	862	—	862
Accrued expenses and other liabilities	1,548	1	11,437	(860)	12,126
Liabilities of operations held-for-sale	—	—	680	—	680
Total liabilities	55,622	794	116,592	(21,489)	151,519
Total equity	20,489	14,223	34,304	(48,527)	20,489
Total liabilities and equity	$76,111	$15,017	$150,896	$(70,016)	$172,008

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Condensed Consolidating Statement of Cash Flows

Year ended December 31, 2011 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Operating activities
Net cash provided by operating activities	$2,695	$209	$3,973	$(1,384)	$5,493
Investing activities
Purchases of available-for-sale securities	—	—	(19,377)	—	(19,377)
Proceeds from sales of available-for-sale securities	1,494	—	12,738	—	14,232
Proceeds from maturities of available-for-sale securities	1	—	4,964	—	4,965
Net increase in finance receivables and loans	(2,933)	(51)	(14,014)	—	(16,998)
Proceeds from sales of finance receivables and loans	1,346	—	1,522	—	2,868
Net decrease (increase) in loans — intercompany	2,743	11	(88)	(2,666)	—
Net decrease (increase) in operating lease assets	2,890	—	(3,901)	—	(1,011)
Capital contributions to subsidiaries	(1,634)	(855)	—	2,489	—
Returns of contributed capital	1,255	—	—	(1,255)	—
Proceeds from sale of business unit, net	—	—	50	—	50
Other, net	124	(1)	1,020	—	1,143
Net cash provided by (used in) investing activities	5,286	(896)	(17,086)	(1,432)	(14,128)
Financing activities
Net change in short-term borrowings — third party	237	47	230	—	514
Net increase in bank deposits	—	—	5,840	—	5,840
Proceeds from issuance of long-term debt — third party	3,201	200	41,353	—	44,754
Repayments of long-term debt — third party	(9,414)	(226)	(30,833)	—	(40,473)
Net change in debt — intercompany	71	30	(2,755)	2,654	—
Dividends paid — third party	(819)	—	—	—	(819)
Dividends paid and returns of contributed capital — intercompany	—	(207)	(2,431)	2,638	—
Capital contributions from parent	—	855	1,634	(2,489)	—
Other, net	308	—	(74)	—	234
Net cash (used in) provided by financing activities	(6,416)	699	12,964	2,803	10,050
Effect of exchange-rate changes on cash and cash equivalents	31	—	18	—	49
Net increase (decrease) in cash and cash equivalents	1,596	12	(131)	(13)	1,464
Adjustment for change in cash and cash equivalents of operations held-for-sale	—	—	(99)	—	(99)
Cash and cash equivalents at beginning of year	4,665	2	7,506	(503)	11,670
Cash and cash equivalents at end of year	$6,261	$14	$7,276	$(516)	$13,035

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Year ended December 31, 2010 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Operating activities
Net cash provided by operating activities	$4,552	$13	$7,230	$(188)	$11,607
Investing activities
Purchases of available-for-sale securities	(1,485)	—	(22,631)	—	(24,116)
Proceeds from sales of available-for-sale securities	41	—	17,872	(41)	17,872
Proceeds from maturities of available-for-sale securities	—	—	4,527	—	4,527
Net decrease in investment securities — intercompany	323	—	260	(583)	—
Net (increase) decrease in finance receivables and loans	(5,177)	96	(12,263)	—	(17,344)
Proceeds from sales of finance receivables and loans	6	—	3,132	—	3,138
Net decrease (increase) in loans — intercompany	7,736	(283)	(302)	(7,151)	—
Net (increase) decrease in operating lease assets	(2,770)	—	7,846	—	5,076
Capital contributions to subsidiaries	(2,036)	(1,737)	—	3,773	—
Returns of contributed capital	880	—	—	(880)	—
Proceeds from sale of business unit, net	59	—	102	—	161
Other, net	104	(1)	3,016	—	3,119
Net cash (used in) provided by investing activities	(2,319)	(1,925)	1,559	(4,882)	(7,567)
Financing activities
Net change in short-term borrowings — third party	735	50	(4,414)	—	(3,629)
Net increase in bank deposits	—	—	6,556	—	6,556
Proceeds from issuance of long-term debt — third party	5,824	90	33,047	41	39,002
Repayments of long-term debt — third party	(4,292)	(256)	(44,982)	—	(49,530)
Net change in debt — intercompany	243	300	(7,774)	7,231	—
Dividends paid — third party	(1,253)	—	—	—	(1,253)
Dividends paid and returns of contributed capital — intercompany	—	—	(1,068)	1,068	—
Capital contributions from parent	—	1,725	2,048	(3,773)	—
Other, net	418	—	451	—	869
Net cash provided by (used in) financing activities	1,675	1,909	(16,136)	4,567	(7,985)
Effect of exchange-rate changes on cash and cash equivalents	—	—	102	—	102
Net increase (decrease) in cash and cash equivalents	3,908	(3)	(7,245)	(503)	(3,843)
Adjustment for change in cash and cash equivalents of operations held-for-sale	—	—	725	—	725
Cash and cash equivalents at beginning of year	757	5	14,026	—	14,788
Cash and cash equivalents at end of year	$4,665	$2	$7,506	$(503)	$11,670

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Year ended December 31, 2009 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Operating activities
Net cash (used in) provided by operating activities	$(3,308)	$25	$(1,299)	$(550)	$(5,132)
Investing activities
Purchases of available-for-sale securities	(145)	—	(21,148)	145	(21,148)
Proceeds from sales of available-for-sale securities	89	—	10,153	(89)	10,153
Proceeds from maturities of available-for-sale securities	—	—	4,527	—	4,527
Net decrease (increase) in investment securities — intercompany	2	—	(103)	101	—
Net (increase) decrease in finance receivables and loans	(363)	118	15,307	—	15,062
Proceeds from sales of finance receivables and loans	446	—	(186)	—	260
Net (increase) decrease in loans — intercompany	(2,551)	163	(261)	2,649	—
Net (increase) decrease in operating lease assets	(1,519)	—	7,399	—	5,880
Capital contributions to subsidiaries	(8,092)	(6,052)	—	14,144	—
Returns of contributed capital	706	—	—	(706)	—
Proceeds from sale of business unit, net	—	—	296	—	296
Other, net	(64)	(1)	2,163	—	2,098
Net cash (used in) provided by investing activities	(11,491)	(5,772)	18,147	16,244	17,128
Financing activities
Net change in short-term borrowings — third party	6	(78)	(266)	—	(338)
Net increase in bank deposits	—	—	10,703	—	10,703
Proceeds from issuance of long-term debt — third party	9,641	128	20,821	89	30,679
Repayments of long-term debt — third party	(8,831)	(107)	(52,410)	(145)	(61,493)
Net change in debt — intercompany	(7)	(255)	2,995	(2,733)	—
Proceeds from issuance of common stock	1,247	—	—	—	1,247
Proceeds from issuance of preferred stock held by U.S. Department of Treasury	8,750	—	—	—	8,750
Dividends paid – third party	(1,592)	—	—	—	(1,592)
Dividends paid and returns of contributed capital — intercompany	—	—	(1,256)	1,256	—
Capital contributions from parent	—	6,052	8,092	(14,144)	—
Other, net	699	—	365	—	1,064
Net cash provided by (used in) financing activities	9,913	5,740	(10,956)	(15,677)	(10,980)
Effect of exchange-rate changes on cash and cash equivalents	—	—	(602)	—	(602)
Net (decrease) increase in cash and cash equivalents	(4,886)	(7)	5,290	17	414
Adjustment for change in cash and cash equivalents of operations held-for-sale	—	—	(777)	—	(777)
Cash and cash equivalents at beginning of year	5,643	12	9,513	(17)	15,151
Cash and cash equivalents at end of year	$757	$5	$14,026	$—	$14,788

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

30.    Guarantees and Commitments
Guarantees
Guarantees are defined as contracts or indemnification agreements that contingently require us to make payments to third parties based on changes in the underlying agreements with the guaranteed parties. The following summarizes our outstanding guarantees made to third parties on our Consolidated Balance Sheet, for the periods shown.

	2011		2010
December 31, ($ in millions)	Maximum liability	Carrying value of liability	Maximum liability	Carrying value of liability
Default automotive repurchases	$1,600	$—	$1,274	$151
Guarantees for repayment of third-party debt	—	—	1,068	989
Standby letters of credit and other guarantees	333	88	513	121
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
If nonperformance by a customer occurs for letters of credit, we can be liable for payment of the letter of credit to the beneficiary with our likely recourse being a charge back to the customer or liquidation of the collateral. The majority of customers with whom we have letter of credit exposure fall into the “acceptable” risk-rating category of our Commercial Finance Group's internal risk-rating system. This category is essentially at the midpoint of our risk rating classifications.
Commitments
Financing Commitments
The contractual commitments were as follows.

December 31, ($ in millions)	2011	2010
Commitments to
Sell mortgages or securities (a)	$12,632	$14,349
Originate/purchase mortgages or securities (a)	6,741	7,735
Provide capital to investees (b)	56	76
Provide retail automotive receivables to third-parties (c)	1,779	—
Warehouse and construction-lending commitments (d)	1,018	1,509
Home equity lines of credit (e)	2,234	2,749
Unused revolving credit line commitments (f)	1,304	1,910

(a)	Amounts primarily include commitments accounted for as derivatives.

(b)
We are committed to contribute capital to certain private equity funds. The fair value of these commitments is considered in the overall valuation of the underlying assets with which they are associated.

(c)
Certain of our International Automotive Finance operations are committed to provide retail automotive receivables to third-party banks in exchange for secured debt. The transaction does not meet the definition of a sale.

(d)	The fair value of these commitments is considered in the overall valuation of the related assets.

(e)
We are committed to fund the remaining unused balances on home equity lines of credit for certain home equity loans sold into securitization structures (both on- and off-balance sheet structures) if certain deal-specific triggers are met. At December 31, 2011, the commitments to fund home equity lines of credit in off-balance sheet securitizations represented $802 million of the total unfunded commitments of $2.2 billion.

(f)	The unused portion of revolving lines of credit reset at prevailing market rates and, as such, approximate market value.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The mortgage-lending and revolving credit line commitments contain an element of credit risk. Management reduces its credit risk for unused mortgage-lending and unused revolving credit line commitments by applying the same credit policies in making commitments as it does for extending loans. We typically require collateral as these commitments are drawn.
Lease Commitments
Future minimum rental payments required under operating leases, primarily for real property, with noncancelable lease terms expiring after December 31, 2011, are as follows.

Year ended December 31, ($ in millions)
2012	$83
2013	69
2014	60
2015	42
2016	25
2017 and thereafter	37
Total minimum payment required	$316
Certain of the leases contain escalation clauses and renewal or purchase options. Rental expenses under operating leases were $105 million, $97 million, and $104 million in 2011, 2010, and 2009, respectively.
Contractual Commitments
We have entered into multiple agreements for information technology, marketing and advertising, and voice and communication technology and maintenance. Many of the agreements are subject to variable price provisions, fixed or minimum price provisions, and termination or renewal provisions.

Year ended December 31, ($ in millions)
2012	$291
2013 and 2014	418
2015 and 2016	47
2017 and thereafter	21
Total future payment obligations	$777
31.    Contingencies and Other Risks
Concentration with GM
The profitability and financial condition of our operations are heavily dependent upon the performance, operations, and prospects of GM. Our preferred provider agreements with GM regarding automotive financing products for their dealers and customers extend through December 2013, unless terminated earlier in accordance with their terms.
The following table presents a summary of transactions with GM having a significant income statement effect.

Year ended December 31, ($ in millions)	2011	2010	2009
Net financing revenue
GM and affiliates lease residual value support - North American Operations (a)	$(299)	$(82)	$195
GM and affiliates lease rate support - North American Operations	578	674	770
Wholesale subvention and service fees from GM	163	189	215
Interest earned on wholesale settlements	—	178	149
Other revenue
Insurance premiums earned from GM	122	155	159

(a)	Represents total amount of residual support and risk sharing (incurred) earned under the residual support and risk-sharing programs.
Mortgage Foreclosure Matters
Settlements with Federal Government and State Attorneys General
Agreement
On February 9, 2012, Ally Financial Inc., ResCap, and certain other of our mortgage subsidiaries (the Ally Entities) reached an

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

agreement in principle with the federal government, 49 state attorneys general, and 45 state banking departments with respect to investigations into procedures followed by mortgage servicing companies and banks in connection with mortgage origination and servicing activities and foreclosure home sales and evictions (Settlement). The Settlement is expected to be filed as a consent judgment in the U.S. District Court for the District of Columbia. In addition, we separately reached an independent settlement with Oklahoma, which did not participate in the broader settlement described below.
The Settlement requires a payment by ResCap of approximately $110 million to a trustee, who will then distribute these funds to federal and state governments. This amount is payable upon the filing of the consent judgment. In addition, the Ally Entities have committed to provide $200 million towards borrower relief. This commitment for borrower relief will include loan modifications, including principal reductions, rate modifications, and refinancing for borrowers that meet certain requirements, and participation in certain other programs. Generally, if certain basic criteria are met, borrowers that are either delinquent or at imminent risk of default and owe more on their mortgages than their homes are worth could be eligible for principal reductions, and borrowers that are current on their mortgages but who owe more on their mortgage than their homes are worth could be eligible for refinancing opportunities.
We currently expect that loans totaling approximately $550 million in outstanding unpaid principal balance will be modified in connection with these programs. This estimate was determined by identifying loans that appear to meet the program eligibility requirements, and applying various assumptions with respect to anticipated modifications. Given that we have limited historical experience upon which to base our assumptions, the actual unpaid principal balance of loans ultimately modified could be significantly different. It is possible that certain of these modified loans will be accounted for as TDRs. Refer to Note 1 for additional information related to our accounting policy for TDRs.
The Settlement provides incentives for borrower relief that is provided within the first twelve months, and all obligations must be met within three years from the date the consent judgment is filed. In addition to the foregoing, the Ally Entities will be required to implement new servicing standards relating to matters such as foreclosure and bankruptcy information and documentation, oversight, loss mitigation, limitations on fees, and related procedural matters. Compliance with these obligations will be overseen by an independent monitor, who will have authority to impose additional penalties and fines if we fail to meet established timelines or fail to implement required servicing standards.
The Settlement generally resolves potential claims arising out of origination and servicing activities and foreclosure matters, subject to certain exceptions. The Settlement does not prevent state and federal authorities from pursuing criminal enforcement actions, securities-related claims (including actions related to securitization activities and Mortgage Electronic Registration Systems, or MERS), loan origination claims, certain claims brought by the FDIC and the GSEs, and certain other matters. The Settlement also does not prevent claims that may be brought by individual borrowers.
The Settlement is subject to ongoing discussions among the parties and the completion of definitive documentation, as well as required regulatory and court approvals.
Federal Reserve Board Civil Money Penalty
On February 9, 2012, Ally Financial Inc. and ResCap also agreed with the Federal Reserve Board on a civil money penalty (CMP) of $207 million related to the same activities that were the subject of the Settlement. This amount will be reduced dollar-for-dollar in connection with certain aspects of our satisfaction of the required monetary payment and borrower relief obligations included within the Settlement, as well as our participation in other similar programs approved by the Federal Reserve Board. While additional future cash payments related to the CMP are possible if we are unable to satisfy the borrower relief requirements of the Settlement within two years, we currently expect that the full amount of the CMP will be satisfied through our commitments included within the Settlement.
Financial Impact of the Settlement and CMP
For the year ended December 31, 2011, we recognized a charge of $230 million related to the matters described above. While we may forego future interest payments received related to modified loans that we may not have otherwise agreed without the Settlement, we do not expect the borrower relief modifications required by the Settlement will have a significant impact on future interest income or key performance metrics, including our net interest margin. Further, we do not expect that our borrower relief commitments overall will have a material adverse impact on our results of operations, financial position, or cash flows.
Other Mortgage Foreclosure Matters
Commonwealth of Massachusetts
On December 1, 2011, the Commonwealth of Massachusetts filed an enforcement action in the Suffolk County Superior Court against GMAC Mortgage and several other lender/servicers. For further details, refer to Legal Proceedings below.
Consent Order
As a result of an examination conducted by the FRB and FDIC, on April 13, 2011, each of Ally Financial Inc., Ally Bank, Residential Capital, LLC and GMAC Mortgage, LLC (collectively, the Ally Entities) entered into a Consent Order (the Consent Order) with the FRB and the FDIC. The Consent Order requires the Ally Entities to make improvements to various aspects of Ally’s residential mortgage loan-servicing business, including compliance programs, internal audit, communications with borrowers, vendor management, management information systems, employee training, and oversight by the boards of the Ally Entities.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The Consent Order further requires GMAC Mortgage, LLC to retain independent consultants to conduct a risk assessment related to mortgage servicing activities and, separately, to conduct a review of certain past residential mortgage foreclosure actions. We cannot estimate the ultimate impact of any deficiencies that have been or may be identified in our historical foreclosure procedures. There are potential risks related to these matters that extend beyond potential liability on individual foreclosure actions. Specific risks could include, for example, claims and litigation related to foreclosure remediation and resubmission; claims from investors that hold securities that become adversely impacted by continued delays in the foreclosure process; the reduction in foreclosure proceeds due to delay, or by challenges to completed foreclosure sales to the extent, if any, not covered by title insurance obtained in connection with such sales; actions by courts, state attorneys general, or regulators to delay further the foreclosure process after submission of corrected affidavits, or to facilitate claims by borrowers alleging that they were harmed by our foreclosure practices (by, for example, foreclosing without offering an appropriate range of alternative home preservation options); additional regulatory fines, sanctions, and other additional costs; and reputational risks. To date we have borne all out-of-pocket costs associated with the remediation rather than passing any such costs through to investors for whom we service the related mortgages, and we expect that we will continue to do so.
Loan Repurchases and Obligations Related to Loan Sales
Overview
Certain mortgage companies (Mortgage Companies) within our Mortgage operations sell loans that take the form of securitizations guaranteed by the GSEs, securitizations to private investors, and to whole-loan investors. In connection with a portion of our Mortgage Companies' private-label securitizations, the monolines insured all or some of the related bonds and guaranteed timely repayment of bond principal and interest when the issuer defaults. In connection with securitizations and loan sales, the trustee for the benefit of the related security holders and, if applicable, the related monoline insurer, are provided various representations and warranties related to the loans sold. The specific representations and warranties vary among different transactions and investors but typically relate to, among other things, the ownership of the loan, the validity of the lien securing the loan, the loan's compliance with the criteria for inclusion in the transaction, including compliance with underwriting standards or loan criteria established by the buyer, the ability to deliver required documentation and compliance with applicable laws. In general, the representations and warranties described above may be enforced against the applicable Mortgage Companies at any time unless a sunset provision is in place. Upon discovery of a breach of a representation or warranty, the breach is corrected in a manner conforming to the provisions of the sale agreement. This may require the applicable Mortgage Companies to repurchase the loan, indemnify the investor for incurred losses, or otherwise make the investor whole. We have entered into settlement agreements with both Fannie Mae and Freddie Mac that, subject to certain exclusions, limit our remaining exposure with the GSEs. See Government-sponsored Enterprises below. ResCap assumes all of the customary mortgage representation and warranty obligations for loans purchased from Ally Bank and subsequently sold into the secondary market, generally through securitizations guaranteed by the GSEs. In the event ResCap fails to meet these obligations, Ally Financial Inc. has provided Ally Bank a guaranteed coverage of certain of these liabilities.
Originations
The total exposure of the applicable Mortgage Companies to mortgage representation and warranty claims is most significant for loans originated and sold between 2004 through 2008, specifically the 2006 and 2007 vintages that were originated and sold prior to enhanced underwriting standards and risk-mitigation actions implemented in 2008 and forward. Since 2009, we have focused primarily on originating domestic prime conforming and government-insured mortgages. In addition, we ceased offering interest-only jumbo mortgages in 2010. Representation and warranty risk-mitigation strategies include, but are not limited to, pursuing settlements with investors where economically beneficial in order to resolve a pipeline of demands in lieu of loan-by-loan assessments that could result in repurchasing loans, aggressively contesting claims we do not consider valid (rescinding claims), or seeking recourse against correspondent lenders from whom we purchased loans wherever appropriate.
Repurchase Process
After receiving a claim under representation and warranty obligations, the applicable Mortgage Companies will review the claim to determine the appropriate response (e.g. appeal and provide or request additional information) and take appropriate action (rescind, repurchase the loan, or remit indemnification payment). Historically, repurchase demands were generally related to loans that became delinquent within the first few years following origination. As a result of market developments over the past several years, investor repurchase demand behavior has changed significantly. GSEs and investors are more likely to submit claims for loans at any point in their life cycle, including requests for loans that become delinquent or loans that incur a loss. Investors are more likely to submit claims for loans that become delinquent at any time while a loan is outstanding or when a loan incurs a loss. Representation and warranty claims are generally reviewed on a loan-by-loan basis to validate if there has been a breach requiring a potential repurchase or indemnification payment. The applicable Mortgage Companies actively contest claims to the extent they are not considered valid. The applicable Mortgage Companies are not required to repurchase a loan or provide an indemnification payment where claims are not valid.
The risk of repurchase or indemnification and the associated credit exposure is managed through underwriting and quality assurance practices and by servicing mortgage loans to meet investor standards. We believe that, in general, the longer a loan performs prior to default the less likely it is that an alleged breach of representation and warranty will be found to have a material and adverse impact on the loan's performance. When loans are repurchased, the applicable Mortgage Companies bear the related credit loss on the loans. Repurchased loans are classified as held-for-sale and initially recorded at fair value.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following table presents the total number and original unpaid principal balance of loans related to unresolved representation and warranty demands (indemnification claims or repurchase demands). The table includes demands that we have requested be rescinded but which have not been agreed to by the investor.

	2011		2010
December 31, ($ in millions)	Number of loans	Dollar amount of loans	Number of loans	Dollar amount of loans
GSEs	357	$71	833	$170	(a)
Monolines
MBIA	7,314	490	6,819	466
FGIC	4,608	369	1,109	164
Other	730	58	278	31
Whole-loan/other	513	81	392	88
Total number of loans and unpaid principal balance (b)	13,522	$1,069	9,431	$919

(a)
This amount is gross of any loans that would be removed due to the Fannie Mae settlement. At December 31, 2010, $48 million of outstanding claims were covered under the Fannie Mae settlement agreement.

(b)	Excludes certain populations where counterparties have requested additional documentation.
We are currently in litigation with MBIA Insurance Corporation (MBIA) and Financial Guaranty Insurance Company (FGIC) with respect to certain of their private-label securitizations. Historically we have requested that most of the repurchase demands presented to us by both MBIA and FGIC be rescinded, consistent with the repurchase process described above. As the litigation process proceeds, additional loan reviews are expected and will likely result in additional repurchase demands.
Representation and Warranty Obligation Reserve Methodology
The liability for representation and warranty obligations reflects management's best estimate of probable lifetime losses at the applicable Mortgage Companies. We consider historical and recent demand trends in establishing the reserve. The methodology used to estimate the reserve considers a variety of assumptions including borrower performance (both actual and estimated future defaults), repurchase demand behavior, historical loan defect experience, historical mortgage insurance rescission experience, and historical and estimated future loss experience, which includes projections of future home price changes as well as other qualitative factors including investor behavior. In cases where we do not have or have limited current or historical demand experience with an investor, it is difficult to predict and estimate the level and timing of any potential future demands. In such cases, we may not be able to reasonably estimate losses, and a liability is not recognized. Management monitors the adequacy of the overall reserve and makes adjustments to the level of reserve, as necessary, after consideration of other qualitative factors including ongoing dialogue and experience with counterparties.
At the time a loan is sold, an estimate of the fair value of the liability is recorded and classified in accrued expenses and other liabilities on our Consolidated Balance Sheet and recorded as a component of gain (loss) on mortgage and automotive loans, net, in our Consolidated Statement of Income. We recognize changes in the liability when additional relevant information becomes available. Changes in the liability are recorded as other operating expenses in our Consolidated Statement of Income. The repurchase reserve at December 31, 2011 relates primarily to non-GSE exposure.
The following tables summarize the changes in our reserve for representation and warranty obligations.

($ in millions)	2011	2010
Balance at January 1,	$830	$1,263
Provision for mortgage representation and warranty expenses
Loan sales	19	70
Change in estimate — continuing operations	324	670
Total additions	343	740
Resolved claims (a)	(360)	(1,185)
Recoveries	12	12
Balance at December 31,	$825	$830

(a)	Includes principal losses and accrued interest on repurchased loans, indemnification payments, and settlements with counterparties.
Government-sponsored Enterprises
Between 2004 and 2008, the applicable Mortgage Companies sold $250.8 billion of loans to the GSEs. Each GSE has specific guidelines and criteria for sellers and servicers of loans underlying their securities. In addition, the risk of credit loss of the loan sold was generally transferred to investors upon sale of the securities into the secondary market. Conventional conforming loans were sold to either Freddie Mac or Fannie Mae, and government-insured loans were securitized with Ginnie Mae. For the year ended December 31, 2011, the applicable

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Mortgage Companies received repurchase claims relating to $441 million of original unpaid principal balance of which $285 million are associated with the 2004 through 2008 vintages. The remaining $156 million in repurchase claims relate to post-2008 vintages. During the year ended December 31, 2011, the applicable Mortgage Companies resolved claims with respect to $540 million of original unpaid principal balance, including settlement, repurchase, or indemnification payments related to $349 million of original unpaid principal balance, and rescinded claims related to $191 million of original unpaid principal balance. The applicable Mortgage Companies' representation and warranty obligation liability with respect to the GSEs considers the existing unresolved claims and the best estimate of future claims that could be received. The Mortgage Companies consider their experience with the GSE in evaluating its liability. During 2010, we reached agreements with Freddie Mac and Fannie Mae that, subject to certain exclusions, limits the remaining exposure of the applicable Mortgage Companies to each counterparty.
In March 2010, certain of our Mortgage Companies entered into an agreement with Freddie Mac under which we made a one-time payment to Freddie Mac for the release of repurchase obligations relating to most of the mortgage loans sold to Freddie Mac prior to January 1, 2009. This agreement does not release obligations of the applicable Mortgage Companies with respect to exposure for private-label MBS in which Freddie Mac had previously invested, loans where Ally Bank is the owner of the servicing, as well as defects in certain other specified categories of loans. Further, the applicable Mortgage Companies continue to be responsible for other contractual obligations we have with Freddie Mac, including all indemnification obligations that may arise in connection with the servicing of the mortgages. The total original unpaid principal balance of loans originated prior to January 1, 2009 and where Ally Bank was the owner of the servicing was $10.9 billion. For the year ended December 31, 2011, the amount of losses taken on loans repurchased relating to defects where Ally Bank was the owner of the servicing was $31 million and the amount of losses taken on loans that we have repurchased relating to defects in the other specified categories was $15 million. These other specified categories include (i) loans subject to certain state predatory lending and similar laws; (ii) groups of 25 or more mortgage loans purchased, originated, or serviced by one of our mortgage subsidiaries, the purchase, origination, or sale of which all involve a common actor who committed fraud; (iii) “non-loan-level” representations and warranties which refer to representations and warranties that do not relate to specific mortgage loans (examples of such non-loan-level representations and warranties include the requirement that our mortgage subsidiaries meet certain standards to be eligible to sell or service loans for Freddie Mac or our mortgage subsidiaries sold or serviced loans for market participants that were not acceptable to Freddie Mac); and (iv) mortgage loans that are ineligible for purchase by Freddie Mac under its charter and other applicable documents. If, however, a mortgage loan was ineligible under Freddie Mac's charter solely because mortgage insurance was rescinded (rather than for example, because the mortgage loan is secured by a commercial property), and Freddie Mac required our mortgage subsidiary to repurchase that loan because of the ineligibility, Freddie Mac would pay our mortgage subsidiary any net loss we suffered on any later liquidation of that mortgage loan.
Certain of our Mortgage Companies received subpoenas in July 2010 from the Federal Housing Finance Agency (FHFA), which is the conservator of Fannie Mae and Freddie Mac. The subpoenas relating to Fannie Mae investments have been withdrawn with prejudice. The FHFA indicated that documents provided in response to the remaining subpoenas will enable the FHFA to determine whether they believe issuers of private-label MBS are potentially liable to Freddie Mac for losses they might have incurred. Although Freddie Mac has not brought any representation and warranty claims against us with respect to private-label securities subsequent to the settlement, they may well do so in the future. The FHFA has commenced securities and related common law fraud litigation against Ally and certain of our Mortgage Companies with respect to certain of Freddie Mac's private-label securities investments. Refer to the Legal Proceedings described below for additional information.
On December 23, 2010, certain of our mortgage subsidiaries entered into an agreement with Fannie Mae under which we made a one-time payment to Fannie Mae for the release of repurchase obligations related to most of the mortgage loans we sold to Fannie Mae prior to June 30, 2010. The agreement also covers potential exposure for private-label MBS in which Fannie Mae had previously invested. This agreement does not release the obligations of the applicable Mortgage Companies with respect to loans where Ally Bank is the owner of the servicing, as well as for defects in certain other specified categories of loans. Further, the applicable Mortgage Companies continue to be responsible for other contractual obligations they have with Fannie Mae, including all indemnification obligations that may arise in connection with the servicing of the mortgages, and the applicable Mortgage Companies continue to be obligated to indemnify Fannie Mae for litigation or third party claims (including by borrowers) for matters that may amount to breaches of selling representations and warranties. The total original unpaid principal balance of loans originated prior to January 1, 2009 and where Ally Bank was the owner of the servicing was $24.4 billion. For the year ended December 31, 2011, the amount of losses we have taken on loans that we have repurchased relating to defects where Ally Bank was the owner of the servicing was $66 million and the amount of losses we have taken on loans that we have repurchased relating to defects in the other specified categories of loans was $13 million. These other specified categories include, among others, (i) those that violate anti-predatory laws or statutes or related regulations or that otherwise violate other applicable laws and regulations; (ii) those that have non-curable defects in title to the secured property, or that have curable title defects, to the extent our mortgage subsidiaries do not cure such defects at our subsidiary's expense; (iii) any mortgage loan in which title or ownership of the mortgage loan was defective; (iv) groups of 13 or more mortgage loans, the purchase, origination, sale, or servicing of which all involve a common actor who committed fraud; and (v) mortgage loans not in compliance with Fannie Mae Charter Act requirements (e.g., mortgage loans on commercial properties or mortgage loans without required mortgage insurance coverage). If a mortgage loan falls out of compliance with Fannie Mae Charter Act requirements because mortgage insurance coverage has been rescinded and not reinstated or replaced, upon the borrower's default our mortgage subsidiaries would have to pay to Fannie Mae the amount of insurance proceeds that would have been paid by the mortgage insurer with respect to such mortgage loan. If the amount of the loss exceeded the amount of insurance proceeds, Fannie Mae would be responsible for such excess.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Monoline Insurers
Historically, the applicable Mortgage Companies securitized loans where the monolines insured all or some of the related bonds and guaranteed the timely repayment of bond principal and interest when the issuer defaults. Typically, any alleged breach requires the insurer to have both the ability to assert a claim as well as evidence that a defect has had a material and adverse effect on the interest of the security holders or the insurer. For the period 2004 through 2007, the Mortgage Companies sold $42.7 billion of loans into these monoline-wrapped securitizations. During the year ended December 31, 2011, the Mortgage Companies received repurchase claims related to $265 million of original unpaid principal balance from the monolines associated with the 2004 through 2007 securitizations. The Mortgage Companies have resolved repurchase demands through indemnification payments related to $20 million of original unpaid principal balance.
We are currently in litigation with MBIA and FGIC, and additional litigation with other monolines is likely.
Private-label Securitization
In general, representations and warranties provided as part of our securitization activities are less rigorous than those provided to the GSEs and generally impose higher burdens on parties seeking repurchase. In order to successfully assert a claim, it is our position that a claimant must prove a breach of the representations and warranties that materially and adversely affects the interest of the investor in the allegedly defective loan. Securitization documents typically provide the investors with a right to request that the trustee investigate and initiate a repurchase claim. However, a class of investors generally is required to coordinate with other investors in that class comprising not less than 25%, and in some cases, 50%, of the percentage interest constituting a class of securities of that class issued by the trust to pursue claims for breach of representations and warranties. In addition, our private-label securitizations generally require that the servicer or trustee give notice to the other parties whenever it becomes aware of facts or circumstances that reveal a breach of representation that materially and adversely affects the interest of the certificate holders.
Regarding our securitization activities, certain of our Mortgage Companies have exposure to potential losses primarily through two avenues. First, investors, through trustees to the extent required by the applicable agreements (or monoline insurers in certain transactions), may request pursuant to applicable agreements that the applicable Mortgage Company repurchase loans or make the investor whole for losses incurred if it is determined that the applicable Mortgage Company violated representations and warranties made at the time of the sale, provided that such violations materially and adversely impacted the interests of the investor. Contractual representations and warranties are different based on the specific deal structure and investor. It is our position that litigation of these matters must proceed on a loan by loan basis. This issue is being disputed throughout the industry in various pending litigation matters. Similarly in dispute, as a matter of law, is the degree to which claimants will have to prove that the alleged breaches of representations and warranties actually caused the losses they claim to have suffered. Ultimate resolution by courts of these and other legal issues will impact litigation and treatment of non-litigated claims pursuant to similar contractual provisions. Second, investors in securitizations may attempt to achieve rescission of their investments or damages through litigation by claiming that the applicable offering documents were materially deficient. If an investor properly made and proved its allegations, the investor might attempt to claim that damages could include loss of market value on the investment even if there were little or no credit loss in the underlying loans.
Whole-loan Sales
In addition to the settlements with the GSEs noted earlier, certain of our Mortgage Companies have settled with whole-loan investors concerning alleged breaches of underwriting standards. For the year ended December 31, 2011, certain of our Mortgage Companies have received $84 million of original unpaid principal balance in repurchase claims of which $83 million are associated with the 2004 through 2008 vintages of loans sold to whole-loan investors. Certain of our Mortgage Companies resolved claims related to $91 million of original unpaid principal balance, including settlements, repurchases, indemnification payments, and rescinded claims.
Private Mortgage Insurance
Mortgage insurance is required for certain consumer mortgage loans sold to the GSEs and certain securitization trusts and may have been in place for consumer mortgage loans sold to whole-loan investors. Mortgage insurance is typically required for first-lien consumer mortgage loans having a loan-to-value ratio at origination of greater than 80 percent. Mortgage insurers are, in certain circumstances, permitted to rescind existing mortgage insurance that covers consumer loans if they demonstrate certain loan underwriting requirements have not been met. Upon receipt of a rescission notice, the applicable Mortgage Companies will assess the notice and, if appropriate, refute the notice, or if the notice cannot be refuted, the applicable Mortgage Companies attempt to remedy the defect. In the event the mortgage insurance cannot be reinstated, the applicable Mortgage Companies may be obligated to repurchase the loan or provide an indemnification payment in the event of a loss, subject to contractual limitations. While the applicable Mortgage Companies make every effort to reinstate the mortgage insurance, they have had limited success and as a result, most of these requests result in rescission of the mortgage insurance. At December 31, 2011, the applicable Mortgage Companies have approximately $227 million in original unpaid principal balance of outstanding mortgage insurance rescission notices where we have not received a repurchase demand. However, this unpaid principal amount is not representative of expected future losses.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Legal Proceedings
We are subject to potential liability under various governmental proceedings, claims, and legal actions that are pending or otherwise asserted against us. We are named as defendants in a number of legal actions, and we are occasionally involved in governmental proceedings arising in connection with our respective businesses. Some of the pending actions purport to be class actions, and certain legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. We establish reserves for legal claims when payments associated with the claims become probable and the payments can be reasonably estimated. Given the inherent difficulty of predicting the outcome of litigation and regulatory matters, it is generally very difficult to predict what the eventual outcome will be, and when the matter will be resolved. The actual costs of resolving legal claims may be higher or lower than any amounts reserved for the claims.
Mortgage-backed Securities Litigation
Private-label Securities Litigation
Ally and certain of its subsidiaries have been named as defendants in several cases relating to their various roles in MBS offerings. The plaintiffs generally allege that the various defendants made misstatements and omissions in registration statements, prospectuses, prospectus supplements, and other documents related to MBS offerings. The alleged misstatements and omissions typically concern underwriting standards. Plaintiffs generally claim that such misstatements and omissions constitute violations of state and/or federal securities law and common law including negligent misrepresentation and fraud. Plaintiffs seek monetary damages and rescission. Set forth below are descriptions of certain of these legal proceedings.
Allstate Litigation
On February 14, 2011, the Allstate Insurance Company and various of its subsidiaries and affiliates (collectively, Allstate) filed a complaint in Hennepin County District Court, Minnesota, against GMAC Mortgage LLC (GMAC Mortgage); Residential Funding Company LLC (RFC); Residential Funding Securities LLC (RFS); Residential Accredit Loans, Inc. (RALI); Residential Asset Mortgage Products, Inc. (RAMP); Residential Funding Mortgage Securities I, Inc. (RFMSI); Residential Funding Mortgage Securities II, Inc. (RFMSII); and Residential Asset Securities Corporation (RASC). The complaint alleges that the defendants misrepresented the riskiness and credit quality of, and omitted material information related to, residential MBS Allstate purchased in the offering materials. The complaint asserts claims for fraud and negligent misrepresentation and seeks money damages and costs, including attorneys' fees. Discovery in this case is underway.
Charles Schwab Litigation
The Charles Schwab Corporation (Schwab) filed a complaint in San Francisco County Superior Court against RALI, and RAMP, on August 2, 2010. The complaint alleges that the defendants made false representations and omissions of material facts in the offering documents for various securitization trusts backed by residential mortgage loans and seeks rescission and money damages for negligent misrepresentation and violations of state and federal securities laws. The case is entering the discovery phase.
DZ Bank
DZ Bank and DG Holding Trust filed a Summons with Notice on December 13, 2011, in New York County Supreme Court directed at Ally, and numerous of its mortgage subsidiaries, on December 13, 2011, in New York County Supreme Court against numerous defendants including Ally; Residential Capital Corporation (RCC); GMAC-RFC Holding Company LLC (GMAC-RFC); RFC; Ally Securities LLC (Ally Securities); RAMP; RASC; and RALI. The Summons alleges that the offering materials issued by the defendants for MBS they purchased contained material misrepresentations and omissions related to the originator's underwriting guidelines and the credit quality and characteristics of the mortgage loans underlying the securities. It also notices the defendants of the plaintiffs' claims for damages. Such claims include common law fraud, fraudulent inducement, negligent misrepresentation, and aiding and abetting fraud. The Summons has not been served.
FHFA Litigation
FHFA, as conservator for Freddie Mac, filed a complaint on September 2, 2011, against Ally; GMAC Mortgage Group, Inc. (GMAC Mortgage Group); Residential Capital LLC (ResCap); GMAC-RFC; RFC; Ally Securities; RAMP; RASC; and RALI, in New York County Supreme Court. The complaint alleges that Freddie Mac purchased over $6 billion of residential MBS issued in connection with 21 securitizations sponsored and/or underwritten by the defendants. It further alleges that the registration statements, prospectuses, and other offering materials associated with these transactions contained false and misleading statements and omissions of material facts. The complaint asserts claims for negligent misrepresentation, fraud, and violations of state and federal securities laws, and seeks rescission and recovery of the consideration Freddie Mac paid for the securities, as well as other compensatory and punitive damages. The FHFA has moved to remand this case to state court. That motion is still pending.
FHLB Litigation
Federal Home Loan Bank (FHLB) of Indianapolis filed an Amended Complaint in Marion County Superior Court for rescission and damages on July 14, 2011, asserting claims for common law negligence and violations of state and federal securities laws, and names RFS, RFMSI, and GMAC Mortgage Group, among other defendants. The complaint alleges that the offering documents for the securities underwritten and issued by the defendants contained material misrepresentations of fact, evidenced by high default and foreclosure rates, and seeks unspecified damages and an order voiding the transactions at issue. The defendants' motion to dismiss is pending.
FHLB of Boston filed a complaint on April 20, 2011, in Suffolk County Superior Court, naming numerous defendants including Ally;

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

GMAC Mortgage Group; RALI; and RFC. The complaint alleges that the defendants collectively packaged, marketed, offered, and sold private-label MBS, and FHLB of Boston purchased such securities in reliance upon misstatements and omissions of material facts in the offering documents. The complaint seeks rescission and damages for negligent misrepresentation and violations of the Massachusetts Uniform Securities Act, among other claims. The defendants removed this case to federal court, and FHLB of Boston's motion to remand is pending.
Finally, FHLB of Chicago filed a Corrected Amended Complaint for Rescission and Damages on October 15, 2011, in Cook County Circuit Court, which names, among other defendants, Ally; GMAC Mortgage Group; RFC; RFS; RAMP; RASC; and RFMSI. The complaint alleges that the offering documents for the securities underwritten and issued by defendants contained material misrepresentations of fact and asserts claims for violations of state securities law and negligent misrepresentation. The complaint seeks rescission of the transactions at issue and damages in an amount to be determined at trial. The defendants' motion to dismiss is pending.
Huntington Bancshares Litigation
Huntington Bancshares, Inc. (Huntington), commenced a lawsuit on October 11, 2011, against Ally; GMAC Mortgage; RALI; ResCap; GMAC-RFC; RFC; Ally Securities; and several individuals. The complaint alleges that the defendants made misrepresentations and omissions of material facts related to the originator's loan underwriting guidelines in the offering materials for five residential mortgaged-backed securities.  The complaint asserts claims for fraud, aiding and abetting fraud, negligent misrepresentation, and violation of the Minnesota Securities Act and seeks rescission, money damages, and costs. The defendants' motion to dismiss is pending.
Massachusetts Mutual Life Insurance Company Litigation
On February 9, 2011, the Massachusetts Mutual Life Insurance Company (MassMutual) filed a complaint in the United States District Court for the District of Massachusetts against numerous defendants including RFC; RALI; RAMP; RASC; and RFS. The complaint alleges that the defendants' public filings and offering documents associated with MBS MassMutual purchased contained false statements and omissions of material facts. MassMutual asserts claims for violations of the Massachusetts Uniform Securities Act and seeks both compensatory and statutory damages. The defendants' motion to dismiss was granted in February 2012, subject to certain additional provisions, which could result in certain of the original counts being reinstated against certain Ally entities.
NCUAB Litigation
On August 9, 2011, the National Credit Union Administration Board (NCUAB) filed a complaint as liquidating agent of U.S. Central Federal Credit Union (U.S. Central) and Western Corporate Federal Credit Union (WesCorp) against Goldman, Sachs & Co. as underwriter and seller, and Fremont Mortgage Securities Corp., GS Mortgage Securities Corp., Long Beach Securities Corp., and RALI, as issuers, of certain residential MBS purchased by U.S. Central and WesCorp. Previously, on June 20, 2011, the NCUAB filed a complaint as liquidating agent of U.S. Central Federal Credit Union (U.S. Central) against numerous defendants including RFMSII. The complaints assert claims under the California securities laws and Sections 11 and 12 of the Securities Act of 1933, alleging the offering documents associated with the underlying transactions contained untrue statements and omissions of material facts, and seek money damages and costs. The defendants have moved to dismiss both complaints, and those motions are pending.
New Jersey Carpenters Litigation
On January 3, 2011, New Jersey Carpenters Health Fund, New Jersey Carpenters Vacation Fund, and Boilermaker Blacksmith National Pension Trust, on behalf of themselves and a putative class (collectively, New Jersey Carpenters), filed a Consolidated Second Amended Securities Class Action Complaint against numerous defendants including ResCap; Residential Funding LLC, RALI; and Residential Funding Securities Corporation d/b/a GMAC RFC Securities. The complaint alleges that the plaintiffs and the class purchased MBS between June 28, 2006, and May 30, 2007, and asserts that the offering documents associated with these transactions contained misrepresentations and omitted material information in violation of Sections 11, 12, and 15 of the Securities Act of 1933. The complaint seeks compensatory damages, rescission or a rescissory measure of damages, and attorneys' fees and costs, among other relief. New Jersey Carpenters moved for class certification. The court denied the plaintiffs' motion, and an appeal from that decision is pending.
Private-label Monoline Bond Insurer Claims
MBIA Litigation
MBIA Insurance Corporation (MBIA) filed complaints on December 4, 2008, and April 1, 2010, in the New York County Supreme Court, entitled MBIA Insurance Corporation v. RFC, and MBIA Insurance Corporation v. GMAC Mortgage, respectively. The complaints allege that defendants breached their contractual representations and warranties relating to the characteristics of mortgage loans contained in certain insured MBS offerings. The complaints further allege that defendants failed to follow specific remedy procedures set forth in the contracts and improperly serviced the mortgage loans. Along with claims for breach of contract, MBIA also alleges fraud. MBIA seeks, among other remedies, repurchase of certain loans, payments on current and future claims under the relevant policies, indemnification for attorneys' fees and costs, and punitive damages. Both cases are in fact discovery.
FGIC Litigation
FGIC filed three complaints on November 29, 2011, against several of Ally's mortgage subsidiaries in New York County Supreme Court. In two of these cases, both entitled Financial Guaranty Insurance Company v. RFC, et al., FGIC alleges that defendants RFC and ResCap breached their contractual representations and warranties relating to the characteristics of the mortgage loans contained in certain insured MBS offerings. FGIC further alleges that the defendants breached their contractual obligations to permit access to loan files and certain books

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

and records.
In the third case, entitled Financial Guaranty Insurance Company v. GMAC Mortgage, et al., FGIC makes similar contract allegations against GMAC Mortgage and ResCap, as well as a claim against GMAC Mortgage for fraudulent inducement. In addition, FGIC alleges aiding and abetting fraudulent inducement against Ally Bank, which originated a large portion of the loans in the disputed pool, and breach of the custodial agreement for failing to notify FGIC of the claimed breaches of representations and warranties. In each of these cases, FGIC seeks, among other relief, reimbursement of all sums it paid under the various policies and an award of legal, rescissory, equitable, and punitive damages.
On December 15, 2011, FGIC filed a fourth complaint in New York County Supreme Court related to insurance policies issued in connection with an RFC-sponsored transaction. This complaint, entitled Financial Guaranty Insurance Company v. Ally, et al., names Ally, RFC, and ResCap, and seeks various forms of declaratory and monetary relief. The complaint alleges that the defendants are alter egos of one another, fraudulently induced FGIC's agreement to provide insurance by misrepresenting the nature of RFC's business practices and the credit quality and characteristics of the underlying loans, and have now materially breached their agreement with FGIC by refusing its requests for information and documents.
Finally, on December 27, 2011, FGIC filed three additional complaints in New York County Supreme Court against Ally, RFC, and ResCap. These complaints seek relief nearly identical to that of FGIC's previously filed cases and contain substantially similar allegations. In particular, FGIC alleges that the defendants, acting as alter egos of each other, fraudulently induced FGIC to enter into seven separate insurance and indemnity agreements and breached their contractual obligations under same.
The defendants removed these cases to the U.S. District Court for the Southern District of New York.
Other Matters
Kessler Litigation
Several putative class actions filed in 2001-2003, all alleging that originators Community Bank of Northern Virginia and Guaranty National Bank of Tallahassee charged certain interest rates and fees in violation of the applicable Secondary Mortgage Loan Act, were consolidated for settlement purposes in the U.S. District Court for the Western District of Pennsylvania. On September 22, 2010, the Third Circuit Court of Appeals vacated an order approving the settlement and remanded the case to the trial court for further proceedings. On October 10, 2011, plaintiffs filed a joint consolidated amended class action complaint against, among others, RFC alleging violations of the Real Estate Settlement Procedures Act; the Truth in Lending Act, as amended by the Home Ownership and Equity Protection Act; and the Racketeer Influenced and Corrupt Organizations Act. RFC's motion to dismiss is outstanding, and we intend to vigorously defend against these claims.
Mitchell Litigation
In this statewide class action, plaintiffs alleged that Mortgage Capital Resources, Inc. (MCR) violated the Missouri Second Mortgage Loan Act by charging Missouri borrowers fees and interest not permitted by the Act. RFC and Homecomings Financial LLC (HFN), among others, were named as defendants in their role as assignees of certain of the MCR loans. Following a trial concluded in January 2008, the jury returned verdicts against all defendants, including an award against RFC and HFN for $4 million in compensatory damages (plus pre- and post-judgment interest and attorneys' fees) and against RFC for $92 million in punitive damages. In a November 2010 decision, the Missouri Court of Appeals affirmed the compensatory damages but ordered a new trial on punitive damages. Upon remand, we paid $13 million in compensatory damages (including interest and attorneys' fees). Trial on punitive damages against RFC and the other non-company defendants is set to begin on March 5, 2012. We intend to vigorously defend against these claims.
Commonwealth of Massachusetts
On December 1, 2011, the Commonwealth of Massachusetts filed an enforcement action in the Suffolk County Superior Court against GMAC Mortgage and several other lender/servicers. The Commonwealth claims that certain aspects of defendants' foreclosure processes are unlawful, that defendants do not always process loan modifications accurately, and that defendants' use of the Mortgage Electronic Registration Systems (MERS) has damaged the integrity of the Commonwealth's Torrens recording system. The Commonwealth seeks civil penalties, injunctive relief, costs, and attorneys' fees. In connection with the settlement with the federal government and state attorneys general announced on February 9, 2012, the Commonwealth of Massachusetts agreed to settle all servicing-related claims asserted in this action and to certain limits on monetary damages, if any. However, the Commonwealth of Massachusetts continues to pursue claims related to MERS and certain foreclosure-related matters.
Potential Losses - Litigation, Repurchase Obligations, and Related Claims
Litigation
As described under Legal Proceedings above, Ally and certain of its subsidiaries have been named as defendants in several cases relating to their various roles in MBS offerings.
Private-label Securitizations — Other Potential Repurchase Obligations
When our Mortgage Companies sell mortgage loans through whole-loan sales or securitizations, these entities are required to make customary representations and warranties about the loans to the purchaser and/or securitization trust. These representations and warranties relate to, among other things, the ownership of the loan, the validity of the lien securing the loan, the loan's compliance with the criteria for

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

inclusion in the transaction, including compliance with underwriting standards or loan criteria established by the buyer, ability to deliver required documentation, and compliance with applicable laws. Generally, the representations and warranties described above may be enforced against the applicable Mortgage Companies at any time over the life of the loan. Breaches of these representations and warranties have resulted in a requirement that the applicable Mortgage Companies repurchase mortgage loans. As the mortgage industry continues to experience higher repurchase requirements and additional investors begin to attempt to put back loans, a significant increase in activity beyond that experienced today could occur, resulting in additional future losses at our Mortgage Companies.
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
Other Contingencies
We are subject to potential liability under various other exposures including tax, nonrecourse loans, self-insurance, and other miscellaneous contingencies. We establish reserves for these contingencies when the item becomes probable and the costs can be reasonably estimated. The actual costs of resolving these items may be substantially higher or lower than the amounts reserved for any one item. Based on information currently available, it is the opinion of management that the eventual outcome of these items will not have a material adverse impact on our results of operations, financial position, or cash flows.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

32.    Quarterly Financial Statements (unaudited)

2011 ($ in millions)	First quarter	Second quarter	Third quarter	Fourth quarter
Net financing revenue	$544	$718	$607	$606
Total other revenue	1,008	1,057	554	977
Total net revenue	1,552	1,775	1,161	1,583
Provision for loan losses	113	50	50	6
Other noninterest expense	1,340	1,534	1,217	1,694
Income (loss) from continuing operations before income tax expense (benefit)	99	191	(106)	(117)
Income tax (benefit) expense from continuing operations	(70)	83	93	73
Net income (loss) from continuing operations	169	108	(199)	(190)
(Loss) income from discontinued operations, net of tax	(23)	5	(11)	(16)
Net income (loss)	$146	$113	$(210)	$(206)
Basic and diluted earnings per common share
Net (loss) from continuing operations	$(2)	$(62)	$(300)	$(294)
Net (loss)	(19)	(58)	(308)	(305)
2010
Net financing revenue	$758	$718	$593	$545
Total other revenue	1,022	1,329	1,377	1,300
Total net revenue	1,780	2,047	1,970	1,845
Provision for loan losses	145	218	8	71
Other noninterest expense	1,450	1,400	1,662	1,549
Income from continuing operations before income tax expense	185	429	300	225
Income tax expense from continuing operations	35	31	42	45
Net income from continuing operations	150	398	258	180
Income (loss) from discontinued operations, net of tax	12	167	11	(101)
Net income	$162	$565	$269	$79
Basic earnings per common share
Net (loss) income from continuing operations	$(441)	$467	$(87)	$(1,025)
Net (loss) income	(426)	676	(73)	(1,151)
Diluted earnings per common share
Net (loss) income from continuing operations	$(441)	$209	$(87)	$(1,025)
Net (loss) income	(426)	302	(73)	(1,151)
2009
Net financing revenue	$505	$418	$567	$672
Total other revenue	1,163	756	1,310	811
Total net revenue	1,668	1,174	1,877	1,483
Provision for loan losses	744	1,116	680	3,063
Other noninterest expense	1,574	1,648	2,069	2,217
Loss from continuing operations before income tax (benefit) expense	(650)	(1,590)	(872)	(3,797)
Income tax (benefit) expense from continuing operations	(116)	1,092	(294)	(608)
Net loss from continuing operations	(534)	(2,682)	(578)	(3,189)
Loss from discontinued operations, net of tax	(141)	(1,221)	(189)	(1,764)
Net loss	$(675)	$(3,903)	$(767)	$(4,953)
Basic and diluted earnings per common share
Net loss from continuing operations	$(1,328)	$(5,395)	$(1,764)	$(6,788)
Net loss	(1,613)	(7,657)	(2,114)	(10,037)

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

33.    Subsequent Events
Declaration of Quarterly Dividend Payments
On January 4, 2012, the Ally Board of Directors declared quarterly dividend payments on certain outstanding preferred stock. This included a cash dividend of $1.125 per share, or a total of $134 million, on Fixed Rate Cumulative Mandatorily Convertible Preferred Stock, Series F-2 and a cash dividend of $17.50 per share, or a total of $45 million, on Fixed Rate Cumulative Perpetual Preferred Stock, Series G. The dividends were paid on February 15, 2012.
Mortgage Foreclosure Matters
On February 9, 2012, we reached an agreement in principle with the federal government and 49 state attorneys general with respect to foreclosure-related matters. We also agreed in principle with the Federal Reserve Board on a monetary penalty related to the same foreclosure-related matters. Refer to Note 31 for additional information.
February 2012 Notes Offering
On February 14, 2012, we completed a securities offering of $1.0 billion in aggregate principal amount of Ally senior guaranteed notes due February 2017. The notes bear interest at a rate of 5.5% per annum and are guaranteed by certain Ally subsidiaries.

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
Our management, including our Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls or our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Ally have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Refer to Item 8 for Management's Report on Internal Control over Financial Reporting.
Item 9B.    Other Information
None.

Part III
Ally Financial Inc. • Form 10-K

Item 10.     Directors, Executive Officers, and Corporate Governance
The following table presents information regarding directors, executive officers, and other significant employees of Ally.

Name	Age	Position
Franklin W. Hobbs	64	Director (Chairman of the Board)
Robert T. Blakely	70	Director (Chairman of Audit Committee)
Mayree C. Clark	54	Director (Member of Audit Committee)
John D. Durrett	63	Director (Member of Audit Committee)
Stephen A. Feinberg	51	Director
Kim S. Fennebresque	61	Director
Marjorie Magner	62	Director (Member of Audit Committee)
John J. Stack	65	Director (Member of Audit Committee)
Michael A. Carpenter	64	Director and Chief Executive Officer
Jeffrey J. Brown	38	Senior Executive Vice President of Finance and Corporate Planning
James G. Mackey	44	Chief Financial Officer
Barbara Yastine	52	Chief Administrative Officer
William F. Muir	57	President
David J. DeBrunner	45	Vice President, Chief Accounting Officer, and Corporate Controller
Sanjay Gupta	43	Chief Marketing Officer
Thomas Marano	50	Chief Executive Officer, ResCap, and Chief Capital Markets Officer
Directors, Executive Officers, and Other Significant Employees
Franklin W. Hobbs — Director of Ally since May 2009. He currently serves as Chairman of the board. Since 2004, he has been an advisor to One Equity Partners LLC, which manages investments and commitments for JPMorgan Chase & Co. in direct private equity transactions. He was previously the CEO of Houlihan Lokey Howard & Zukin. In that role, he oversaw all operations, which included advisory services for mid-market companies involved in mergers and acquisitions and corporate restructurings. He previously was Chairman of UBS AG's Warburg Dillon, Read & Co. Inc. unit. Prior to that, he was President and CEO of Dillon, Read & Co. Inc. Hobbs earned his bachelor's degree from Harvard College and master's degree in business administration from Harvard Business School. He serves as a director on the Boards of the Lord Abbett & Company and Molson Coors Brewing Company.
Robert T. Blakely — Director of Ally since May 2009. He currently serves as Chairman of the Audit Committee. He is a trustee of the Financial Accounting Foundation, the oversight board for the Financial Accounting Standards Board. Blakely is the former executive vice president and chief financial officer of Fannie Mae. In this role, he led the financial restatement and implementation of SOX controls. He was previously the chief financial officer of WorldCom/MCI, Lyondell Chemical, Tenneco, and US Synthetic Fuels Corporation where he gained valuable experience dealing with accounting principles and financial reporting rules and regulations, evaluating financial results, and generally overseeing the financial reporting processes of large corporations. Blakely received his PhD from Massachusetts Institute of Technology and his master's and bachelor's degrees from Cornell University.
Mayree C. Clark — Director of Ally since May 2009. She currently serves as Chairman and member of the Ally Risk Management and Compliance Committee and the Audit Committee. Clark also serves as a member of the investment committee for Aetos Capital Asia, which manages the firm's investments in Japanese and Chinese real estate, and is a director of the Stanford Management Company, which manages the University's endowment. Clark is a former partner and member of the executive committee at AEA Holdings. Clark held a variety of executive positions at Morgan Stanley over a span of nearly 25 years, serving as Global Research Director, Director of Global Private Wealth Management. Clark began her career as an economic associate in antitrust litigation at National Economic Research Associates, Inc. Clark earned a bachelor's degree from the University of Southern California and a master's degree in business administration from Stanford University Graduate School of Business.
John D. Durrett — Director of Ally since February 2011. He currently serves as a member of the Audit Committee and Compliance Committee. He currently serves as a strategic adviser to Serent Capital, a San Francisco-based private equity firm, and sits on the boards of two of Serent's portfolio companies. Durrett is a director emeritus of McKinsey & Co.,Inc., and completed his 27-year career with the firm in 2007. He served in numerous senior leadership positions during his tenure at McKinsey and also served as a member of the firm's Shareholder's Council and chaired its Finance and Infrastructure Committee. Durrett was also a long-time member of McKinsey's Compensation Committee and the Director's and Principal's Review Committees. Durrett received a bachelor's degree from Millsaps College, a juris doctorate from Emory University and a master's degree in business administration from the Wharton School of the University of Pennsylvania.
Stephen A. Feinberg — Director of Ally since March 2009. He founded Cerberus Capital Management in November 1992. He also

Ally Financial Inc. • Form 10-K

founded or cofounded the other Cerberus general partners/management companies and investment funds and is the Chief Executive Officer of an affiliated loan origination company. Feinberg began his career at Drexel Burnham Lambert where he was actively involved in trading large pools of firm capital. From 1985 to 1992, after leaving Drexel Burnham Lambert, he managed money in separate accounts, most of which was firm capital of Gruntal & Co., Inc. Feinberg has over 25 years of experience in distressed investing, including investments in the financial services industry, and he has served as a control party in connection with investments in numerous financial institutions, including various lending institutions. Feinberg is a 1982 graduate of Princeton University.
Kim S. Fennebresque — Director of Ally since May 2009. Fennebresque is chairman and chief executive officer of Dahlman Rose & Co. and is a senior advisor at Cowen Group, Inc. He previously served as its chairman, president, and chief executive officer where he oversaw all aspects of the management and operations of the company. Fennebresque has extensive business experience and has served as an investment banker for over three decades. He has demonstrated leadership capability and has extensive knowledge of the management of a publicly traded company. The depth and breadth of his exposure to areas of compensation, legal, accounting, and regulatory issues make him a skilled advisor. Prior to joining Cowen Group, Fennebresque served as head of the Corporate Finance and Mergers & Acquisitions departments at UBS. He also was a general partner and co-head of Investment Banking at Lazard Frères & Co. and held various positions at The First Boston Corporation. Fennebresque is a graduate of Trinity College and Vanderbilt Law School. He is currently on the boards of TEAK Fellowship, and Fountain House.
Marjorie Magner — Appointed to the Ally board of directors in May 2010. She also serves on the Audit Committee and Risk and Compliance Committee. Magner is a founding member and partner of Brysam Global Partners. Previously, she served as chairman and chief executive officer of the Global Consumer Group at Citigroup. In this position, she was responsible for the company's operations serving consumers through retail banking, credit cards, and consumer finance. She earned a bachelor's degree in psychology from Brooklyn College and a master's degree from Krannert School of Management, Purdue University. Magner also serves on the boards of Accenture Ltd., Gannett Company, Inc., and the Brooklyn College Foundation. She is a member of the dean's advisory council for the Krannert School of Management.
John J. Stack — Appointed to the Ally board of directors in April 2010. He also serves on the Audit Committee and Risk and Compliance Committee. Stack served as chairman and chief executive officer of Ceska Sporitelna, a.s., the largest bank in the Czech Republic, from 2000 to 2007. Prior to that, he spent 22 years in retail banking in various roles at Chemical Bank and then later at Chase Bank. Stack began his career in government working in staff roles in the New York City Mayor's Office and then the New York City Courts System. He earned a bachelor's degree from Iona College and a master's degree from Harvard Graduate School of Business Administration. He also serves on the boards of Erste Bank Group and Mutual of America.
Michael A. Carpenter — Chief Executive Officer of Ally since November 2009 and a member of the Ally Board of Directors since May 2009. He oversees all Ally strategy and operations to focus on strengthening the core businesses, while positioning the company for long-term growth. Carpenter has broad and deep experience in banking, capital markets, turnarounds, and corporate strategy. Most recently, he founded Southgate Alternative Investments in 2007. From 2002 to 2006, he was chairman and chief executive officer of Citigroup Alternative Investments overseeing $60 billion of proprietary capital and customer funds globally in various alternative investment vehicles. From 1998 to 2002, Carpenter was chairman and chief executive officer of Citigroup's Global Corporate & Investment Bank with responsibility for Salomon Smith Barney Inc. and Citibank's corporate banking activities globally. Carpenter was named chairman and CEO of Salomon Smith Barney in 1998, shortly after the merger that created Citigroup, and led the first ever successful integration of a commercial and investment bank. Prior to Citigroup, he was chairman and CEO of Travelers Life & Annuity and vice chairman of Travelers Group Inc. responsible for strategy and business development. From 1989 to 1994, he was chairman of the board, president, and CEO of Kidder Peabody Group Inc., a wholly owned subsidiary of General Electric Company. From 1986 to 1989, Carpenter was executive vice president of GE Capital Corporation. He first joined GE in 1983 as vice president of Corporate Business Development and Planning and was responsible for strategic planning and development as well as mergers and acquisitions. Earlier in his career, Carpenter spent nine years as vice president and director of the Boston Consulting Group consulting to major companies on corporate strategy and three years with Imperial Chemical Industries of the United Kingdom. Carpenter received a bachelor of science degree from the University of Nottingham, England, and an MBA from the Harvard Business School where he was a Baker Scholar. He also holds an honorary degree of Doctor of Laws from the University of Nottingham. He serves on the boards of US Retirement Partners and the New York City Investment Fund and has been a board member of the New York Stock Exchange, General Signal, Loews Cineplex, and various other private and public companies.
Jeffrey J. Brown — Appointed Senior Executive Vice President of Finance and Corporate Planning in June 2011. In this role, Brown oversees the finance, treasury and corporate strategy activities of the company. Brown joined Ally in March 2009 as corporate treasurer with responsibility for global treasury activities, including funding and balance sheet management. Prior to joining Ally, Brown was the corporate treasurer for Bank of America where he had responsibility for the core treasury functions including funding and managing interest rate risk. Brown was at Bank of America for 10 years, beginning his career in finance and later joining the balance sheet management division. Brown previously served as the bank's deputy treasurer and oversaw balance sheet management and the company's corporate funding division. He was also a member of the company's Asset/Liability Management Committee. He received a bachelor's degree in economics from Clemson University and an executive master's degree in business from Queens University in Charlotte. He serves on the Trevillian Cabinet of the College of Business and Behavioral Sciences at Clemson University and on the advisory board of McColl School of Business at Queen's University in Charlotte.
James G. Mackey — Chief Financial Officer of Ally since June 2011, after serving as interim Chief Financial Officer since April 2010. In this role, he is responsible for the oversight of the company's financial analysis, controls and reporting, accounting, business planning, and

Ally Financial Inc. • Form 10-K

investor relations. Mackey joined the company in 2009 as group vice president and senior finance executive responsible for financial planning and analysis, investor relations, corporate treasury finance, and banking subsidiary financial departments. Previously, Mackey served as chief financial officer for the corporate investments, corporate treasury, and private equity divisions at Bank of America. Earlier in his tenure at Bank of America, he served as managing director within the global structured products group. Prior to Bank of America, Mackey served in the financial institutions practice group at PricewaterhouseCoopers LLP, specializing in capital markets accounting and consulting. He holds a bachelor's degree in business administration and a master's degree in accounting from the University of North Carolina at Chapel Hill. He is also a registered certified public accountant in North Carolina.
Barbara A. Yastine — Chief Administrative Officer of Ally since May 2010. In this role, she has oversight for the risk, compliance, legal and technology functions and also serves as Chair of Ally Bank. Yastine is a seasoned executive with diverse experience at financial services companies. Prior to joining Ally, she served as a principal of Southgate Investment Partners, LLC. Before that, she was chief financial officer for Credit Suisse First Boston from 2002 to 2004 and had responsibility for controllership, treasury, risk management, strategy, mergers and acquisitions, and tax. She was with Citigroup and its predecessors for 15 years with her last position being as chief financial officer of Citigroup's global corporate and investment bank. During her time at Citigroup, she also served as chief auditor, chief administrative officer of the global consumer group, and as executive vice president of what is now CitiFinancial. Yastine began her career at Citigroup predecessor Primerica as the head of investor relations. Yastine chairs the Audit Committee of the board of directors of Symphony Services, a portfolio company of private equity firm Symphony Technology Group. She is also a member of the board of trustees of Phoenix House where she chairs the Finance and Audit Committee and serves on the Compensation and Succession Planning Committees. She also serves on the board of Primerica Inc. Yastine is a former trustee of the Financial Accounting Foundation. She holds a bachelor's of arts degree in journalism and a master's degree in finance, both from New York University.
William F. Muir — President of Ally since 2004, Chairman of Ally Insurance Group since June 1999, and a Member of the Ally Commercial Finance and Ally Bank Boards of Directors since February 2002 and March 2004, respectively. Prior to that time, Muir served as executive vice president and chief financial officer from February 1998 to 2004. From 1996 to 1998, Muir served as executive-in-charge of operations and then executive director of planning at Delphi Automotive Systems, a former subsidiary of GM. Prior to serving at Delphi Automotive Systems, Muir served in various executive capacities with Ally since first joining Ally in 1992. He also served in a number of capacities with GM since joining the company in 1983.
David J. DeBrunner — Vice President, Chief Accounting Officer, and Controller of Ally since September 2007. DeBrunner joined Ally from Fifth Third Bancorp (Fifth Third) where he was senior vice president, corporate controller, and chief accounting officer from January 2002 to August 2007. Prior to that position, he served as the chief financial officer for the commercial division of Fifth Third beginning in December 1999. DeBrunner joined Fifth Third in 1992 and held various financial leadership positions throughout the company. Prior to his time at Fifth Third, he held positions at Deloitte and Touche LLP in the Chicago and Cincinnati offices. DeBrunner holds a bachelor's of science in accounting from Indiana University and is a member of the American Institute of Certified Public Accountants.
Sanjay Gupta — Chief Marketing Officer of Ally Financial Inc. since March 2008. Gupta has responsibility for all marketing, e-commerce, and product Innovation at Ally. Before joining Ally, Gupta held the position of global consumer & small business marketing executive at Bank of America. Prior to joining Bank of America in 2001, Gupta served as chief marketing officer of SciQuest.com and before that assignment as managing director of interactive marketing and e-commerce at Federal Express. Gupta has a bachelor's degree in electronics engineering from the University of Bombay and a master's degree in business administration from the University of Texas at Austin with a concentration in finance and management information systems.
Thomas Marano — Chairman and Chief Executive Officer of Ally's Mortgage operations and, as of May 1, 2009, Ally's Chief Capital Markets Executive. As CEO of Mortgage operations, Marano oversees mortgage lending and servicing at Residential Capital, LLC (ResCap) and ResMor Trust (the Canadian depository) and the correspondent and warehouse lending at Ally Bank. Marano has served as Chairman and Chief Executive Officer of ResCap since July 2008 and is a chairman on its board of directors and member of its executive committee. In the role of Chief Capital Markets Executive, Marano oversees the coordination of Ally's capital commitments across the firm's bank, broker-dealer, mortgage, automotive, and proprietary trading divisions. Before joining ResCap, Marano was managing director for Cerberus Capital Management, L.P., responsible for residential and commercial capital markets. Marano spent more than 25 years at Bear Stearns & Co. Inc., most recently as senior managing director and global head of mortgage and asset-backed securities responsible for mortgage sales, trading, and origination. Marano earned a bachelor's degree from Columbia College in New York City. He serves on the board of the Intrepid Fallen Heroes Fund and is on Columbia University's Board of Visitors and a Trustee of the Samuel Waxman Cancer Research Foundation.
Ally Code of Ethics
Ally has published on its website the Ally Code of Conduct and Ethics (the Code) that is applicable to all employees. The Code further includes certain provisions that apply specifically to Ally “financial professionals” (as that term is defined in the Code). The Code has been posted on Ally's internet website at www.ally.com, under “About Ally,” and “Policies & Charters.” Any amendment to, or waiver from, a provision of the Code that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions will be posted at this same internet website location as required by applicable law.

Ally Financial Inc. • Form 10-K

Certain Corporate Governance Matters
Election of Directors — Our current directors were elected pursuant to the terms of the Amended and Restated Governance Agreement dated May 21, 2009 (the Governance Agreement), which we have entered into with certain of our shareholders (see Exhibit 10.2 to our Form 8-K filed on May 22, 2009). Based on the current ownership of our common stock, the Governance Agreement provides that the Ally Board of Directors (Board) is to be comprised of the following: (1) one director designated by affiliates of Cerberus Capital Management, L.P., (2) six directors designated by the U.S. Department of the Treasury (Treasury), (3) the chief executive officer of Ally and (4) three independent directors chosen by the members described in (1) through (3) above. Currently, the Board consists of the Cerberus appointed director, the chief executive officer of Ally, four directors appointed by Treasury, and three independent directors. Currently, there are two open director seats to be appointed by Treasury.
Audit Committee — We have established a separately designated standing Audit Committee. Members currently include Chairman Robert T. Blakely, Mayree C. Clark, Marjorie Magner, John D. Durrett Jr. and John J. Stack. Each member is “independent” as required by Rule 10A-3 of the Exchange Act and under rules of the New York Stock Exchange, and the Board has determined that all members are also qualified as “audit committee financial experts,” as defined by the SEC.
Other Board Committees — We have also established a Risk and Compliance Committee (Risk Committee) and a Compensation, Nominating, and Governance Committee (CNG Committee). Members of the Risk Committee currently include Mayree C. Clark (Committee Chairwoman), Franklin W. Hobbs, Marjorie Magner, and John J. Stack. Members of the CNG Committee currently include Kim S. Fennebresque (Committee Chairman), Robert T. Blakely, and Franklin W. Hobbs.
Director Independence — Our common stock is not registered with the SEC or listed on any stock exchange. As such, we are not required by law to have a majority of our Board consist of independent directors. However, the Governance Agreement provides that, based on the current common stock ownership structure, the Ally Board is to consist of eleven members with three of such members being independent. For this purpose, “independent” is determined in accordance with the rules and regulations promulgated by the SEC and the New York Stock Exchange, each as in effect from time to time. Independent directors are appointed by a majority vote of Treasury Designated Managers, the Cerberus Designated Managers, and the Management Designated Managers (as those terms are defined in the Governance Agreement) which majority must include at least one designee of Treasury. The Board has independently and affirmatively determined that all Board members, except for Mr. Carpenter, meet all the requirements for independence. Pursuant to Ally's Bylaws, any Board member that qualifies as “independent” under the applicable standards may perform any independent director function (e.g., serve on an audit committee of the Board). Members of the Ally Audit Committee include Chairman Robert T. Blakely, Mayree C. Clark, John D. Durrett Jr., Marjorie Magner, and John J. Stack. New York Stock Exchange rules require members of our audit committee to meet the SEC's definition of “independence” as provided by Rule 10A-3 of the Exchange Act. The Ally Board has determined that each member of our audit committee meets this independence requirement.

Ally Financial Inc. • Form 10-K

Item 11.    Executive Compensation
Corporate Governance and Related Disclosures
The Compensation, Nominating and Governance Committee
The Ally Compensation, Nominating and Governance Committee (the Committee) is a committee of the Ally Board of Directors (Board) consisting of three non-employee independent directors, including Kim S. Fennebresque (Committee Chairman), Robert T. Blakely, and Franklin W. Hobbs.
The Committee, pursuant to its Charter, is responsible for the following:

•
Discharging the Board's responsibilities with respect to the establishment, maintenance and administration of Ally's compensation plans, including determining the total compensation of the Chief Executive Officer and executive officers plus other senior executives designated by the Committee as under its purview;

•	Overseeing Ally's leadership development and succession planning programs;

•	Identifying qualified individuals for membership on the Board (consistent with criteria approved by the Board) and to recommend to the Board the director nominees;

•	Reviewing and recommending to the Board the director compensation for service on the Board;

•	Leading the Board and its committees in their annual self-evaluation and the annual review of the Board's performance;

•	Developing and recommending to the Board a corporate governance policy for the Board, and overseeing Ally's corporate governance procedures and practices related to the Board; and

•	Performing any and all duties required of it under the Emergency Economic Stabilization Act of 2008 (EESA) and any regulations or other legal authority promulgated at any time thereunder.
Compensation, Nominating and Governance Committee Process
Ally's executive compensation programs are administered by the Committee. During 2011, the Committee met 11 times.
The Committee determines the compensation of senior executives under its purview, including the compensation of our named executive officers (NEOs, who are also our Senior Executive Officers (SEOs) for purposes of the Troubled Asset Relief Program (TARP) requirements). In making its determination for senior executives, other than the Chief Executive Officer (CEO), and in making changes to our executive compensation program, the Committee considers the recommendations of the CEO. The Committee determines the compensation of the CEO without recommendations from the CEO or from management. The Committee has delegated to the CEO the authority to determine cash compensation for, and to grant long-term incentive awards to, executives other than for the approximately 25 highest-compensated employees and other select senior executives as determined by the Committee. The Committee also meets periodically in executive session without the presence of any members of management. The Committee seeks the input of Ally's Risk Management functions, and in its deliberations on compensation related issues it also consults with the chairperson of the Board's Risk and Compliance Committee and Audit Committee.
Frederic W. Cook & Co. (Cook) has been appointed by the Committee to serve as its independent advisor. Cook reports directly to the Committee and provides ongoing advice with respect to the plans and programs covering the executives, including our NEOs and non-employee directors, for which the Committee is responsible. Cook reviews all materials developed by management in advance of Committee meetings, provides advice and recommendations concerning changes to our plans and programs, as well as information on market practices and trends, and attends meetings of the Committee. Cook undertakes no separate work for Ally's management.
Ally's management engaged Pearl Meyer & Partners (Pearl Meyer) to provide consulting assistance on matters pertaining to executive compensation. More specifically, Pearl Meyer provided assistance regarding the following matters: a competitive assessment of the compensation paid to Ally's CEO, a price differential analysis for purposes of assisting in the Company's valuation to determine restricted stock unit awards, an analysis of total direct compensation for top executives and an updated competitive assessment of the compensation for Ally's 25 highest-compensated executives requested by the Special Master.
Compensation, Nominating and Governance Committee Report
The Committee has reviewed and discussed with Ally management the Compensation Discussion and Analysis and, based on that discussion, recommended it to the Ally Board of Directors for inclusion in this Form 10-K.
The Committee, with the assistance of Ally's Risk Management and Human Resource functions, conducts assessments of the risks associated with Ally's compensation policies and practices every six months as required by TARP. To complete such assessments, in 2011 the Committee followed a process that consisted of the following: (1) ranking plans in a tiered system based on each plan's potential to encourage risk taking as determined by the size of the potential payout and the nature of the activities engaged in by participants; (2) identifying risk mitigators built into each plan such as caps, clawback features, and mandatory deferrals; and (3) implementing as necessary additional risk mitigators or controls in plans.

Ally Financial Inc. • Form 10-K

Based on the risk assessments conducted during 2011, the Committee concluded that (1) the SEO compensation programs do not encourage excessive and unnecessary risk taking that could threaten the value of Ally; (2) other employee compensation plans do not encourage unnecessary or excessive risk taking that could threaten the value of the Company, or reward short‑term results to the detriment of long‑term value creation; and (3) Ally's compensation programs do not encourage the manipulation of reported earnings.
The Committee, with the assistance of the Company's senior risk officers, will continue to assess the risks associated with Ally's compensation plans every six months and take necessary steps to identify and eliminate any features that may unnecessarily expose Ally to risks or encourage manipulation of reported earnings.
The Compensation, Nominating and Governance Committee certifies that:

•
It has reviewed with senior risk officers the SEO compensation plans and has identified and limited features to ensure that these plans do not encourage SEOs to take unnecessary and excessive risks that threaten the value of Ally.

•	It has reviewed with senior risk officers the employee compensation plans and has identified and limited features as it deemed necessary to ensure that Ally is not exposed to unnecessary risks.

•	It has reviewed the employee compensation plans to eliminate any features in these plans that would encourage the manipulation of reported earnings of Ally to enhance the compensation of any employee.
THE COMPENSATION, NOMINATING AND GOVERNANCE COMMITTEE

Kim S. Fennebresque (Committee Chairman)
Robert T. Blakely
Franklin W. Hobbs
Executive Compensation Discussion and Analysis
Introduction
In 2011, Ally successfully maintained its position as the industry's leading auto finance company, and was ranked as the No. 1 overall auto lender in the U.S. (Source: AutoCount data from Experian Automotive - Full Year 2011). Ally showed significant growth in auto loan originations, with its U.S. consumer financing originations increasing 27 percent year-over-year to $40.2 billion in 2011, and continued to diversify its base of manufacturers served. Further, Ally maintained a strong capital and liquidity profile, and continued to build the deposit base at Ally Bank with a strong consumer value proposition and expanded product offerings. Since 2008, GMAC Mortgage has completed more than 765,000 default workouts for borrowers, which comprised approximately 28 percent of the loans serviced during that period. Notwithstanding these accomplishments, Ally reported a full-year net loss of $157 million, which included a $230 million charge for penalties which were imposed by certain regulators and other governmental agencies in connection with foreclosure-related matters. Our mortgage operations also experienced a decrease in the fair value of its mortgage servicing rights of $1.6 billion in 2011.
TARP Executive Compensation Limitations
In connection with our participation in TARP and certain determinations of the Special Master, Ally is subject to certain limitations on executive compensation, the most significant of which are:

•	Cash salaries are limited based on the determination of the Special Master;

•	The majority of an SEO's compensation paid in equity that must be held long-term;

•	Incentive compensation granted in the form of long-term restricted equity that is contingent on performance and paid out after incremental TARP repayments;

•	Perquisites and “other” compensation capped at $25,000, with limited exceptions;

•	Suspension of the accrual of benefits to supplemental executive retirement plans;

•	Prohibition on incentives for SEOs that could cause them to take unnecessary or excessive risks;

•
Clawback of any bonus or incentive compensation paid to an SEO based on statements of earnings, revenues, gains, or other performance criteria that are later found to be materially inaccurate, is based on erroneous data that resulted in an accounting restatement due to material noncompliance with any financial reporting requirement under the securities laws within the three years prior to payment, or is found to require repayment under the provisions of any other Federal law or regulation that may govern the Company's executive compensation; and

•	Prohibition on any severance payable to the SEOs and the next five most highly compensated employees.
These limitations apply until Ally is no longer subject to TARP.

Ally Financial Inc. • Form 10-K

Ally Compensation Program Overview and Philosophy
Working within the limitations imposed on our executive compensation by TARP, Ally's compensation philosophy has been, and continues to be, that there should be a strong linkage between compensation and performance. We believe compensation should:

•	Align with long-term value creation for our shareholders;

•	Provide appropriate incentives based on individual, business, and Company performance;

•	Encourage prudent, but not excessive risk taking;

•	Provide a total compensation opportunity competitive with market practice; and

•	Be internally equitable for the relative value of the employee's position at Ally.
In addition, our compensation plans are intended to achieve performance enabling us to complete the repayment to the U.S. taxpayers as quickly as practicable.
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
Refer to the Long-term Equity-based Incentives section for a discussion of the long-term stock awards that are granted to our NEOs.
The Pay Process for 2011
For 2011, the total compensation opportunity for the NEOs was determined by the Special Master, following review and approval of recommended total direct compensation levels for each of the NEOs by the Committee. As part of the process for developing pay recommendations for submission to the Special Master, the Committee approved individual performance goals and objectives for awarding long-term incentive restricted stock units (IRSUs) at year-end.
Assessing Ally Compensation Competitiveness
We compare our total direct compensation against a peer group of other comparably sized financial services companies with whom we compete for business and senior executive talent, primarily in the auto finance, mortgage finance, and commercial finance markets. We use publicly available reported pay data from a peer group of companies approved by the Committee to conduct the competitive assessment for the CEO and principal financial officer positions. For the other NEO and senior executive positions, we use market survey data from several survey sources to conduct the competitive assessments. Wherever practical, the market surveys include companies that are part of the peer group approved by the Committee.
During 2011, the Committee approved revisions to the peer group to increase the focus on bank holding companies. The new peer group consists of the ten financial services companies listed below:

•	BB&T	•	KeyCorp	•	U.S. Bancorp

•	Capital One Financial	•	PNC Financial	•	Wells Fargo

•	Discover	•	Regions Financial

•	Fifth Third Bancorp	•	SunTrust Banks
For 2011, survey data used for the remaining NEOs and other senior executives came from one or more survey sources including Hewitt's Total Compensation Measurement™ (TCM™) database, Towers Watson Executive Financial Services survey, McLagan Investment Management survey, and McLagan Fixed Income Sales and Trading survey. Because multiple survey sources are used and not all survey participants provide data for each of the remaining NEOs, it is not possible to list the survey participants included in our competitive data analyzed for positions other than the CEO and the principal financial officer.
For executives whose pay is not determined by the Special Master, our compensation philosophy is to set base salaries and employee benefits at median competitive levels and to set annual incentives to deliver total annual cash compensation up to or exceeding the 75th percentile when warranted by achievement of aggressive performance goals and top quartile competitive performance. If annual performance goals are not achieved, annual incentives are reduced or eliminated, and total annual cash compensation falls to below the market median. The size of long-term incentive awards relative to total compensation is set annually to ensure senior management maintains an appropriate level of long-term balance in their total compensation and to achieve individual differentiation of total compensation based on performance considerations and retention needs.
Due to the pay restrictions applicable to the NEOs under TARP, including limitations on incentive compensation, total direct compensation rather than individual elements of pay (i.e., base salary, annual incentives, and long-term incentives) is set to provide

Ally Financial Inc. • Form 10-K

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
Components of Ally Compensation Program
Due to the TARP restrictions on cash compensation and limitations on incentive compensation, base salary is delivered in a combination of cash and equity. Additionally, all NEOs are ineligible to receive annual cash incentives, but are eligible to receive incentives of up to one-third of total compensation in the form of long-term IRSUs. We also offer limited perquisites and other benefits in order to enhance the effectiveness of our NEOs in focusing their time and energy on performing their duties and responsibilities and to enable us to offer a competitive compensation package to attract and retain senior executive talent.
Base Salary
Under our compensation philosophy, base salary is intended to provide a predictable level of compensation that is competitive in the marketplace for the position responsibilities and individual skills, knowledge, and experience of each executive. However, the pay restrictions under TARP significantly limit the form and amount of base salary paid in 2011. As a result, a significant portion of total direct compensation is delivered in the form of equity-based salary for alignment with shareholders' interests.
The following table shows base salaries paid to the NEOs in 2011.

	2011 Base salary
NEO	Cash ($)	Equity (Deferred stock units) ($)	Total ($)
Michael A. Carpenter	—	8,000,000	8,000,000
Jeffrey J. Brown	600,000	2,350,000	2,950,000
Thomas Marano	600,000	4,735,633	5,335,633
Barbara Yastine	600,000	2,858,238	3,458,238
William Muir	509,000	1,931,520	2,440,520
James G. Mackey	550,000	1,353,825	1,903,825
Equity salary is delivered in the form of deferred stock units (DSUs), which are immediately vested, but are subject to restrictions on the timing of payout. DSUs awarded in 2011 are paid out in installments beginning one year after grant and continuing over the next three years.
Annual Cash Incentives
All NEOs were ineligible to receive annual cash incentives in 2011 due to restrictions under TARP and will continue to be ineligible for as long as the TARP restrictions are in place.
Long-term Equity-based Incentives
We provide long-term equity-based incentives in the form of IRSUs to have an incentive compensation component in the total direct compensation opportunity for our NEOs, and to provide retention and alignment with shareholder interests. Due to the restrictions under TARP, grants of long-term IRSUs are the only incentive compensation permitted for the NEOs and the next 20 highest-compensated employees.
The long-term IRSU awards granted in 2011 to our NEOs and the next 20 highest-compensated employees vest two-thirds after two years from the day they are granted and in full three years after they are granted. After the vesting requirement is met, the NEOs will receive payouts only when the Company starts to repay its TARP obligations. Payouts will be made on an incremental basis. For example, after the vesting requirement is met and Ally repays 25% of the TARP obligations, 25% of the value of the vested IRSU award will be paid to the NEOs (the payout schedule is the same for all NEOs and the next 20 highest-compensated employees receiving these awards). The NEOs will receive additional installments equal to 25% of the vested IRSU value after 50%, 75%, and 100% of the TARP obligations have been repaid.

Ally Financial Inc. • Form 10-K

As of December 31, 2011, Ally had repaid more than 25% of its TARP obligations. Therefore, 25% of IRSUs granted will be immediately payable to recipients upon the vesting date(s).
Incentive Compensation Determination for the NEOs
At the beginning of 2011, the Committee established proposed incentive compensation levels for each of the NEOs up to the maximum level permitted by TARP of one-third of their total compensation. As noted above, IRSU awards are the only permitted incentive compensation for the NEOs. Individual goals and objectives related both to Ally performance and individual performance including the performance of the individual's business unit or function were set for the awarding of incentive compensation at year-end.
Based on its reviews of Ally and individual performance, the Committee granted the IRSU awards to the NEOs as indicated in the Summary Compensation Table. The value of each IRSU award granted was determined at the end of the year primarily based on the 2011 performance of Ally relative to Company objectives and accomplishments and the Committee's judgment of how each NEO performed relative to his or her individual goals and objectives, including adherence to standards set by Ally's risk, audit, model validation, loan review and compliance functions, and the limitation established under TARP that incentive compensation cannot exceed one-third of total compensation and cannot be earned above 100% to reflect overachievement of any goals and objectives. In its determination process, the Committee did not employ any formula or quantitative adjustment methodology, but relied instead on its overall assessment of the individual's performance against stated goals and objectives and its subjective judgment regarding the individual's contribution to the Company's annual performance. Forms of compensation other than IRSUs were not impacted by these reviews since they were set at the permitted levels in accordance with the applicable TARP restrictions on executive compensation.
The significant 2011 performance objectives and accomplishments for Ally are discussed in the CEO Compensation section below. Each NEO was responsible for various contributions to achieve these enterprise-wide objectives. Below is a listing of the overall responsibilities of each NEO, along with the NEO's significant individual 2011 performance objectives and applicable 2011 accomplishments. In addition to the performance objectives and accomplishments listed below, in determining the incentive compensation amounts for the NEOs, the Committee also considered the overall financial performance of Ally for 2011.
CEO Compensation
Michael A. Carpenter — Chief Executive Officer of Ally since November 2009 and a member of the Ally Board of Directors since May 2009. Mr. Carpenter oversees all Ally strategy and operations to focus on strengthening the core businesses, while positioning the Company for long-term growth. The 2011 performance objectives and accomplishments for Mr. Carpenter are included in the table below. In making the incentive compensation award determination for Mr. Carpenter, the Committee considered the performance objectives and accomplishments of Ally.

2011 Performance Objectives	2011 Accomplishments
Capitalize on opportunities in the auto finance business	Continued profitability in the Global Automotive Services business
Ally ranked as the number one overall auto lender in the United States by Experian Automotive
Increased consumer auto financing originations for new and used vehicles
Named the recommended provider of financing products and services for Vehicle Production Group, Baojun, and SsangYong
Expanded Ally Buyer's Choice, a unique consumer financing product launched in October, to a total of 47 states to date
Continue to build Ally Bank with a strong consumer value proposition and expanded product offerings	Achieved strong deposit growth and high CD retention rates at Ally Bank
Introduced new Investment Retirement Accounts, Ally Perks and eCheck remote deposit products at Ally Bank
Demonstrate commitment to home ownership preservation	Completed more than 765,000 default workouts for borrowers since 2008
Maintain a strong capital and liquidity profile	Completed new funding transactions totaling $38 billion during the year
Improved cost of funds in 2011, as compared to 2010
Position Ally to repay the United States Department of Treasury as soon as practical	The United States Treasury sold $2.7 billion of Trust Preferred Securities to third-party investors
To date, Ally Financial has paid $5.4 billion to the United States Treasury including preferred dividends

Ally Financial Inc. • Form 10-K

Other NEO Compensation
Mr. Carpenter, in consultation with the Compensation Committee and the Board, established the priorities for Ally and each NEO at the beginning of the year. Each is a member of the Management Council, a group which is responsible for the strategic direction and overall performance of the Company. Each NEO plays a key role in the stewardship and overall success of Ally and achievement of Ally's established performance objectives. Therefore, the 2011 Ally accomplishments outlined in the CEO Compensation section above were the main deciding factors in determining the incentive compensation awards provided to each NEO for 2011. In addition to the accomplishments of Ally, the Committee also considered each NEO's individual accomplishments discussed below in a non-formulaic manner. When awarding incentive compensation grants to individual NEOs, the Committee is limited in the awards that can be granted as governed by the TARP compensation rules discussed above.
Jeffrey J. Brown — Senior Executive Vice President of Finance and Corporate Planning of Ally since June 2011. Mr. Brown oversees the finance, treasury and corporate strategy activities of the company. In making the incentive compensation award determination for Mr. Brown, the Committee considered the performance objectives and accomplishments of Ally. The significant additional 2011 performance objectives and accomplishments for Mr. Brown are included in the table below.

2011 Performance Objectives	2011 Accomplishments
Maintain a strong capital and liquidity profile	Improved cost of funds in 2011, as compared to 2010
Implement expense and process improvements in the Treasury department	Significantly reduced spending in Treasury business while maintaining appropriate staffing level to complete business objectives
Attract new investors to the business and focus on continued international funding expansion	Completed new funding transactions totaling $38 billion during the year
Position Ally to repay the United States Department of Treasury as soon as practical	The United States Treasury sold $2.7 billion of Trust Preferred Securities to third-party investors
To date, Ally Financial has paid $5.4 billion to the United States Treasury including preferred dividends
Thomas Marano — Chairman and Chief Executive Officer of Ally's Mortgage operations and, as of May 1, 2009, Ally's Chief Capital Markets Executive. As CEO of Mortgage operations, Mr. Marano oversees mortgage lending and servicing at Residential Capital, LLC (ResCap) and ResMor Trust (the Canadian depository) and the correspondent and warehouse lending at Ally Bank. In making the incentive compensation award determination for Mr. Marano, the Committee considered the performance objectives and accomplishments of Ally. The significant additional 2011 performance objectives and accomplishments for Mr. Marano are included in the table below.

2011 Performance Objectives	2011 Accomplishments
Manage risk through the current market volatility to minimize earnings volatility / maximize revenues	Assisted Capital Markets team with generating $1.1 billion of revenue at Ally IM, Ally Bank and GMAC Insurance
Manage expenses in line with company wide initiatives	Achieved planned expense reductions in targeted areas
Reduce non-core assets	Generated gains through non-core asset sales
Demonstrate commitment to home ownership preservation	Completed more than 765,000 default workouts for borrowers since 2008
Barbara Yastine — Chief Administrative Officer of Ally since May 2010. Ms. Yastine oversees the risk, compliance, legal, and technology functions, and also serves as the Chair of Ally Bank. In making the incentive compensation award determination for Ms. Yastine, the Committee considered the performance objectives and accomplishments of Ally. The significant additional 2011 performance objectives and accomplishments for Ms. Yastine are included in the table below.

2011 Performance Objectives	2011 Accomplishments
Continue to build Ally Bank with a strong consumer value proposition and expended product offerings	Achieved strong deposit growth and high CD retention rates at Ally Bank
Introduced new Investment Retirement Accounts, Ally Perks and eCheck remote deposit products at Ally Bank
Implement strategies to drive cultural change objectives and foster transparency, escalation, accountability and consistency	Improved employee communications, updated management

Led cross-functional effort to design enterprise risk management framework to clarify expectations, roles and responsibilities, empowered lines-of-business (LOB), drove greater cooperation among LOB and functions with respect to effectively addressing operating risks while reducing duplication

Ally Financial Inc. • Form 10-K

William Muir — President of Ally Financial Inc. since 2004. Mr. Muir oversees the Company's auto finance, insurance, vehicle remarketing, and service operations. Mr. Muir is also chairman of Ally Insurance Group , and a member of the Ally Commercial Finance and Ally Bank Boards of Directors. In making the incentive compensation determination for Mr. Muir, the Committee considered the performance objectives and accomplishments of Ally. The significant additional 2011 performance objectives and accomplishments for Mr. Muir are included in the table below.

2011 Performance Objectives	2011 Accomplishments
Capitalize on opportunities in the auto finance business	Continued profitability in the Global Automotive Services business
Ally ranked as the number one overall auto lender in the United States by Experian Automotive
Increased consumer auto financing originations for new and used vehicles
Named the recommended provider of financing products and services for Vehicle Production Group, Baojun, and SsangYong
Expanded Ally Buyer's Choice, a unique consumer financing product launched in October, to a total of 47 states to date
James G. Mackey — Chief Financial Officer of Ally since June 2011. Mr. Mackey is responsible for the oversight of the Company's financial analysis, controls and reporting, accounting, business planning, and investor relations. In making the incentive compensation award determination for Mr. Mackey, the Committee considered the performance objectives and accomplishments of Ally. The significant additional 2011 performance objectives and accomplishments for Mr. Mackey are included in the table below.

2011 Performance Objectives	2011 Accomplishments
Drive improvements in organization, process & technology	Implemented new financial forecasting system, forecast accuracy scorecards for LOB and completed finance technology long range plan
Position Ally to repay the United States Department of Treasury as soon as practical	The United States Treasury sold $2.7 billion of Trust Preferred Securities to third-party investors
To date, Ally Financial has paid $5.4 billion to the United States Treasury including preferred dividends
Support strategic growth of the businesses	Developed growth and benchmarking metrics for each business and implemented annual business unit survey
Benefits and Perquisites
We provide our NEOs with health and welfare benefits under the broad-based program generally available to all of our employees. This allows them to receive certain benefits that are not readily available to individuals except through an employer and to receive certain benefits on a pretax basis. Our benefit program includes the Ally Retirement Savings Plan. We provide the savings plan in lieu of higher current cash compensation to ensure that employees have a source of retirement income and because these plans enjoy more favorable tax treatment than current compensation. Under this plan, employee contributions of up to 6% of salary were matched 100% by Ally. The plan also provided a 2% nonmatching contribution on both salary and annual incentives, which fully vests after being employed for three years, and a 2% nonmatching discretionary contribution on salary in light of the Company's 2011 performance.
Ally suspended nonqualified contributions to its Retirement Savings Plan in 2009 and did not make any additional nonqualified contributions in 2011. Therefore, employer contributions for 2011 were made only under the qualified portion of the plan only which limits contributions to pay up to $245,000.
In addition to broad-based benefits, the NEOs are provided with limited supplemental benefits and perquisites to remain competitive in attracting and retaining executive talent. For 2011, in accordance with the TARP restrictions, the total value of these perquisites and supplemental benefits was capped at $25,000.

Ally Financial Inc. • Form 10-K

Long-term Compensation Structure
Based on the compensation structure for 2011, long-term equity-based compensation, represented by DSUs and IRSUs, comprises a significant portion of each NEOs total compensation. The long-term equity-based portion of total compensation for each NEO and its associated percentage of total compensation for 2011 are as follows.

	Total compensation ($)	Long-term equity-based compensation
Name		Dollar amount awarded ($)	Percent of total compensation (%)
Michael A. Carpenter	9,543,077	9,500,000	99.5%
Jeffrey J. Brown	4,373,287	3,743,678	85.6%
Thomas Marano	8,034,899	7,403,449	92.1%
Barbara Yastine	5,215,307	4,587,357	88.0%
William Muir	3,686,875	3,147,280	85.4%
James G. Mackey	2,885,391	2,305,738	79.9%
Employment Agreements and Severance
Ally currently has no employment agreement with any of the NEOs.
As a condition to participating in TARP, Ally's NEOs and the next five most highly compensated employees are not eligible for any severance in the event of termination of employment. These restrictions apply until Ally repays its TARP obligations.
Clawback Provisions
In connection with the risk assessment Ally conducted in 2011, the Company has reviewed all of its incentive compensation programs to ensure they include language allowing the Company to recoup incentive payments made to recipients in the event those payments were based on financial statements that are later found to be materially inaccurate. Incentive plans that did not include such language were revised to allow for incentive payments to be recovered. A recipient who fails to promptly repay Ally under such circumstances is subject to termination of employment.
Substantial Conformance with Federal Reserve Guidance on Incentive Compensation
In 2009, the Federal Reserve initiated a horizontal review of incentive compensation practices at 25 large, complex banking organizations. The goals of the horizontal review were to better understand incentive compensation practices across the firms and to provide guidance to assist each firm in conforming to the incentive compensation guidance adopted by all federal banking agencies in 2009. Ally was one of the 25 participants in the horizontal review process.
Ally has also independently assessed its incentive compensation practices in light of the Federal Reserve guidance and the pay restrictions applicable to the Company under TARP. Based on this assessment, at year-end 2011, management believes that Ally's incentive compensation practices are in full compliance with all TARP restrictions applicable to Ally and are also in substantial conformance with the guidance for all NEOs, other executive officers and other employees.
Ally's NEOs, are all “top 25” covered employees under TARP. Accordingly, their compensation is subject to certain unique restrictions and oversight that we believe provide risk-balancing features in conformance with the regulatory guidance as described below:
Pay Levels and Terms Set by Special Master
Levels of compensation (including incentive compensation) that may be paid to each Ally NEO and to other members of the top 25, as well as the terms of the pay arrangements, are determined by the Office of the Special Master for TARP Executive Compensation. The Special Master is an appointee of the US Treasury. Approved compensation is benchmarked to market levels deemed appropriate by the Special Master and are not excessive.
Incentive Compensation Is Capped
Incentive compensation for Ally's top 25 can be no greater than one-third of total annual compensation, or an amount established by the Special Master, whichever is less. Incentives may not be earned above the target level so there is no motivation to take excessive risks to maximize incentive payouts.
Incentives are Performance-based and Linked to Long-term Value Creation
All incentives payable to Ally's NEOs, and to other members of the top 25, are in the form of long-term equity grants that are therefore closely tied to the long-term value of the firm. These awards do not fully vest for three years from the date of grant. The sizes of the equity grants are determined on the basis of performance, subject to the limits determined by the Special Master. Once vested, equity awards are subject to a further performance hurdle that is linked to the repayment of TARP assistance. The vesting and TARP repayment requirements ensure that the top 25 are rewarded for sustained improvement in Ally's performance over the long-term and not the short-term.

Ally Financial Inc. • Form 10-K

Summary Compensation Table
The following table shows compensation for any person serving as principal executive officer or principal financial officer during 2011, as well as Ally's next three most highly compensated executive officers.

Name and principal position	Year	Salary ($) (a) (b)	Stock awards ($) (c) (d) (e)	All other compensation ($) (f)	Total ($)
Michael A. Carpenter	2011	—	9,500,000	43,077	9,543,077
Chief Executive Officer	2010	186,346	9,708,750	29,958	9,925,054
	2009	119,726	682,438	35	802,199
Jeffrey J. Brown	2011	600,000	3,743,678	29,609	4,373,287
Senior Executive Vice President of Finance and Corporate Planning	2010	500,000	3,750,000	38,908	4,288,908
Thomas Marano	2011	600,000	7,403,449	31,450	8,034,899
Chief Executive Officer, ResCap, and Chief Capital Markets Officer	2010	500,000	6,906,250	26,785	7,433,035
	2009	2,419,231	3,223,108	51,994	5,694,333
Barbara Yastine	2011	600,000	4,587,357	27,950	5,215,307
Chief Administrative Officer
William Muir	2011	509,000	3,147,280	30,595	3,686,875
President
James G. Mackey	2011	550,000	2,305,738	29,653	2,885,391
Chief Financial Officer	2010	475,068	1,922,951	21,604	2,419,623

(a)
Amounts represent the cash portion of the base salary earned from each executive's employment commencement with Ally. These dates are: November 15, 2009, for Mr. Carpenter and May 1, 2009, for Mr. Marano. Mr. Mackey was named CFO on June 1, 2011. The amounts shown as salary do not include the DSU award values that are part of the executive's base salary and are shown as stock awards in this table.

(b)
For 2010, represents the amount of Mr. Carpenter's compensation that was paid in cash prior to March 23, 2010, when his compensation structure changed to be fully based on long-term equity of the Company.

(c)
The 2011 total represents the grant date fair value of the Ally DSU and IRSU awards granted in 2011 and is not necessarily the cash payment received. The amounts for each NEO for 2011 are displayed in the following table.

Name	DSU ($)	IRSU ($)	Total ($)
Michael A. Carpenter	8,000,000	1,500,000	9,500,000
Jeffrey J. Brown	2,350,000	1,393,678	3,743,678
Thomas Marano	4,735,633	2,667,816	7,403,449
Barbara Yastine	2,858,238	1,729,119	4,587,357
William Muir	1,931,520	1,215,760	3,147,280
James G. Mackey	1,353,825	951,913	2,305,738

(d)
The 2010 total represents the grant date fair value of the Ally DSU and IRSU awards granted in 2010 and is not necessarily the cash payment received. The amount for Mr. Carpenter includes $395,096 of IRSU awards that were granted in January 2010 for performance in 2009, as per the SEC rules. The amounts for each NEO for 2010 are displayed in the following table.

Name	DSU ($)	IRSU ($)	Total ($)
Michael A. Carpenter	7,813,654	1,895,096	9,708,750
Jeffrey J. Brown	2,350,000	1,400,000	3,750,000
Thomas Marano	4,437,500	2,468,750	6,906,250
James G. Mackey	1,119,964	802,987	1,922,951

(e)
The 2009 total represents the grant date fair value of the Ally DSU and IRSU awards granted in 2009 and is not necessarily the cash payment received. The amount for Mr. Carpenter does not include $395,096 of IRSU awards that were granted in January 2010 for performance in 2009 and were included in the 2010 total, as per the SEC rules. The Restricted Stock Unit (RSU) value shown for Mr. Marano represents the grant date fair value of his RSU awards granted in 2009. Subsequent to the grant, RSU awards with a fair value of $671,135 were vested and settled, and RSU awards with a fair value of $2,013,407 were converted to IRSU awards with the original RSU grant date. Based on TARP restrictions, a portion of Mr. Marano's IRSU awards were converted to DSU awards in December 2010. The balances below have been restated to include this conversion. The amounts for each NEO for 2009 are displayed in the following table.

Name	RSU ($)	DSU ($)	Total ($)
Michael Carpenter	—	682,438	682,438
Thomas Marano	2,569,246	653,862	3,223,108

(f)	See the All Other Compensation in 2011 section for further details.

Ally Financial Inc. • Form 10-K

All Other Compensation in 2011

	Michael A. Carpenter	Jeffrey J. Brown	Thomas Marano	Barbara Yastine	William Muir	James G. Mackey
Financial counseling (a)	$3,500	$3,500	$3,500	$—	$—	$3,500
Liability insurance (b)	425	425	425	425	1,100	425
Total perquisites	3,925	3,925	3,925	425	1,100	3,925
Life insurance (c)	14,652	1,184	3,025	3,025	4,995	1,228
401(k) matching contribution (d)	24,500	24,500	24,500	24,500	24,500	24,500
Total all other compensation	$43,077	$29,609	$31,450	$27,950	$30,595	$29,653

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

(b)	Represents the total cost of liability insurance for 2011.

(c)	Represents the total cost of life insurance for 2011.

(d)	Represents the employer contribution, Company match contribution, and discretionary contribution made to the employees' 401(k) fund.
Grants of Plan-based Awards in 2011 — Estimated Future Payments under Equity Incentive Plan Awards
The following table represents Ally DSU and IRSU awards, which are stated in phantom shares.

Name	Award	Grant date (a)	All other stock awards: number of shares or unit of stock (b)	Grant date fair value of stock or unit awards ($)(c)
Michael A. Carpenter	DSU	—	825.8	8,000,000
	IRSU	12/19/2011	187.5	1,500,000
Jeffrey J. Brown	DSU	—	242.6	2,350,000
	IRSU	12/19/2011	174.2	1,393,678
Thomas Marano	DSU	—	488.8	4,735,633
	IRSU	12/19/2011	333.5	2,667,816
Barbara Yastine	DSU	—	295.0	2,858,238
	IRSU	12/19/2011	216.1	1,729,119
William Muir	DSU	—	199.4	1,931,520
	IRSU	12/19/2011	152.0	1,215,760
James G. Mackey	DSU	—	139.8	1,353,825
	IRSU	12/19/2011	119.0	951,913

(a)	The DSU awards are granted ratably in each pay period.

(b)	The award grants are expressed as phantom shares of Ally Financial.

(c)
The grant date fair value amounts shown do not reflect realized cash compensation by the NEOs, which is described in the Stock Awards Vested Table for the awards. The value shown represents the computed fair value at the date of grant of each award, which was $10,341.91 per share for each award from January 1, 2011 through September 29, 2011. The grant date fair value for awards granted between September 30, 2011 through December 30, 2011 was $8,000.00 per share. For a further discussion of the valuation of equity awards, see footnote (a) in the Outstanding Equity Awards at 2011 Fiscal Year End - Stock Awards section below and Note 26 to our Consolidated Financial Statements.

Ally Financial Inc. • Form 10-K

Outstanding Equity Awards at 2011 Fiscal Year End — Stock Awards
The following table provides information for the named executive officers regarding the Ally RSU and IRSU awards outstanding at December 31, 2011

Name	Grant date	Number of shares or units of stock that have not vested (#) (a)	Market value of shares or units of stock that have not vested ($) (a)
Michael A. Carpenter	1/28/2010	50.6	429,865
	12/16/2010	192.0	1,632,001
	12/19/2011	187.5	1,593,750
Jeffrey J. Brown (b) (c)	10/28/2009	131.9	1,120,766
	12/14/2009	25.7	218,582
	12/16/2010	179.2	1,523,201
	12/19/2011	174.2	1,480,783
Thomas Marano (b)	10/28/2009	206.2	1,752,700
	12/14/2009	36.8	312,800
	12/16/2010	316.0	2,686,002
	12/19/2011	333.5	2,834,555
Barbara Yastine	12/16/2010	64.0	544,000
	12/19/2011	216.1	1,837,189
William Muir	9/15/2008	13.0	110,400
	12/31/2009	140.2	1,191,361
	12/16/2010	128.0	1,088,001
	12/19/2011	152.0	1,291,745
James G. Mackey (c)	3/26/2009	58.4	496,534
	12/14/2009	11.7	99,168
	12/16/2010	102.8	873,651
	12/19/2011	119.0	1,011,408

(a)
Amounts shown represent Ally RSU and IRSU awards granted to named executives that have not vested. The RSU awards vest ratably over five years. The IRSU awards granted in 2009 and 2010 cliff vest over three years, in each case subject to continued service with Ally. The 2011 IRSU awards vest two-thirds after two years and in full after three years, subject to continued service with Ally. No portion of the 2009, 2010 or 2011 IRSU grants vested during 2011. Each award represents one phantom share of Ally. The market value for the phantom shares is determined by the Board at least annually, as required by the plan. The value for each phantom share at December 31, 2011, was $8,500. During 2011, Sandler O'Neill & Partners, L.P. (Sandler O'Neill), an independent investment banking firm, was engaged to provide certain valuation analyses and to prepare an annual report regarding the value of the Company's common equity securities, to prepare quarterly updates starting with September 30, 2011 based on a market index established with Sandler O'Neill's advice, and to provide other services related thereto. The valuation amounts as of September 30, 2011 and December 31, 2011 were determined based on the analyses provided by Sandler O'Neill.

(b)	Based on TARP restrictions a portion of Mr. Brown's and Mr. Marano's 2009 IRSU awards were converted to DSU awards. The balances shown here have been restated to include this conversion.

(c)	The vesting and payout schedules of Mr. Brown's and Mr. Mackey's 2009 awards changed on December 19, 2009 to comply with TARP rules.
Options Exercised and Shares Vested in 2011
During 2011, no stock options were exercised by the named executive officers.
During 2011, no shares held by the named executive officers vested.

Ally Financial Inc. • Form 10-K

Nonqualified Deferred Compensation in 2011
The table below reflects year-end balances, Company distributions, and all earnings associated primarily with the Ally nonqualified equalization plan. This plan allows Company contributions to this plan to continue after the IRS maximum limits under our 401(k) plan have been reached.

Nonqualified deferred compensation
Name	Plan name	Executive contributions in last FY($)	Registrant contributions in last FY ($)	Aggregate earnings in last FY ($)	Aggregate withdrawals/ distributions ($)	Aggregate balance at last FYE ($)
Michael A. Carpenter	DSUs (a) (b)	—	8,000,000	(2,608,128)	2,269,863	13,943,264
Jeffrey J. Brown	Nonqualified Benefit Equalization Plan (c)	—	—	(9)		24,763
	DSUs (a) (b)	—	2,350,000	(746,989)	632,545	4,017,124
Thomas Marano	Nonqualified Benefit Equalization Plan (c)	—	—	1,718		45,253
	DSUs (a) (b)	—	4,735,633	(1,548,660)	1,355,740	8,255,088
Barbara Yastine	DSUs (a) (b)	—	2,858,238	(844,352)	651,517	4,517,096
William Muir	Nonqualified Benefit Equalization Plan (c)	—	—	1,367		190,976
	DSUs (a) (b)	—	1,931,520	(809,798)	858,758	4,119,166
James G. Mackey	DSUs (a) (b)	—	1,353,825	(384,423)	308,161	2,114,292

(a)
In 2009, we included DSU awards, which vested at grant date, within the Options Exercised and Shares Vested in 2009 table. Starting in 2010 and continuing in 2011, we have included the DSU award information in the Nonqualified Deferred Compensation in 2011 table to more accurately reflect the form of the awards.

(b)
The NEOs had outstanding DSU award values at December 31, 2010, of $10,821,255 for Mr. Carpenter, $3,046,658 for Mr. Brown, $6,423,855 for Mr. Marano, $3,154,727 for Ms. Yastine, $3,856,202 for Mr. Muir, and $1,453,051 for Mr. Mackey.

(c)
Ally maintains a nonqualified benefit equalization plan for highly-compensated employees, including the NEOs. This plan is a nonqualified savings plan designed to allow for the equalization of benefits for highly compensated employees under the Ally 401(k) Program when such employees' contribution and benefit levels exceed the maximum limitations on contributions and benefits imposed by Section 2004 of the Employee Retirement Income Security Act of 1974, as amended, and Section 401(a)(17) and 415 of the Internal Revenue Code of 1986, as amended. This plan is maintained as an unfunded plan and all expenses for administration of the plan and payment of amounts to participants are borne by Ally. Each participant is credited with earnings based on a set of investment options selected by the participant similar to 401(k) investment option to all employees. Pursuant to the Special Master's determination letter dated October 22, 2009, contributions to this plan were suspended. Therefore, the amounts shown reflect contributions made by the Company prior to receipt of the determination letter.

Executive Compensation — Post-employment and Termination Benefits
As a condition to participating in TARP, Ally's NEOs and next five highest paid employees waived any right to severance in the event of their termination of employment. These waivers apply until Ally repays its TARP obligations to the U.S. Department of Treasury. At December 31, 2011, none of our NEOs were eligible to retire under any qualified or nonqualified Ally retirement plan.
Director Compensation
Employee directors do not receive any separate compensation for their Board activities. Non-employee directors receive the compensation described below.
For 2011, each non-employee director received an annual retainer of $180,000, of which $110,000 was paid in the form of DSUs rather than cash. DSUs are immediately vested, but not payable until after leaving the Board and, at the discretion of the Board, may be paid in common shares. An additional retainer was paid to non-employee directors who serve as a chair of a standing committee in the amount of $50,000 each. Other non-employee directors who serve as members of committees were paid additional retainers of $20,000 each. The Chair of the Board received an additional retainer of $250,000 which was paid half in cash and half in DSUs. Meeting fees of $1,500 for each in-person meeting and telephonic meeting lasting more than one hour and $750 for each telephonic meeting lasting less than one hour are payable only when Board and committee meetings exceed eight per year.
Non-employee directors are reimbursed for travel expenses incurred in conjunction with their duties as directors. Furthermore, Ally will provide the broadest form of indemnification permitted under Delaware law in connection with liabilities that may arise as a result of their role on the Board, provided that the director satisfies the statutory standard of care.
Beginning January 1, 2012, Ally will pay additional director compensation to John J. Stack for his service as a director of Ally Bank in an annual amount equal to $165,000, representing the equivalent of a Board retainer of $115,000 and an additional retainer of $50,000 for service on committees in lieu of meeting fees.

Ally Financial Inc. • Form 10-K

The following table provides compensation for non-employee directors who served during fiscal 2011.
2011 Director Compensation Table
________________________________________________________________________________________________________________________________

Director name	Fees earned or paid in cash ($) (a) (b)	Stock awards ($) (a) (c) (d)	Total ($) (a)
Robert T. Blakely	171,500	110,000	281,500
Mayree C. Clark	189,508	110,000	299,508
John D. Durrett	106,929	84,911	191,840
Kim S. Fennebresque	132,000	110,000	242,000
Franklin W. Hobbs	260,353	235,000	495,353
Steven Feinberg	—	—	—
Marjorie Magner	162,124	110,000	272,124
John J. Stack	181,655	110,000	291,655

(a)	The retainer and fees for our non-employee directors were prorated based on when each director served on the Board and their respective committees.

(b)	As noted above, the non-employee directors' cash retainer and fees consist of the following components:

Director Name	Annual cash retainer ($)	Committee chair or member/chair of Board fees ($)	Additional meeting fees
Robert T. Blakely	70,000	70,000	31,500
Mayree C. Clark	70,000	94,008	25,500
John D. Durrett	58,637	25,042	23,250
Kim S. Fennebresque	70,000	50,000	12,000
Franklin W. Hobbs	70,000	174,603	15,750
Steven Feinberg	—	—	—
Marjorie Magner	70,000	62,124	30,000
John J. Stack	70,000	80,905	30,750

Ally Financial Inc. • Form 10-K

(c)
As noted above, stock awards granted to the non-employee directors are in the form of DSUs. Amounts in this column represent the aggregate grant date fair value of the DSU awards granted to the directors in 2011. The grant date fair value of each DSU award granted to the directors in 2011 is as follows:

Director name	Award	Grant Date	Grant date fair value of stock or unit awards ($)
Robert T. Blakely	DSU	3/31/2011	27,500
	DSU	6/30/2011	27,500
	DSU	10/1/2011	27,500
	DSU	12/31/2011	27,500
Mayree C. Clark	DSU	3/31/2011	27,500
	DSU	6/30/2011	27,500
	DSU	10/1/2011	27,500
	DSU	12/31/2011	27,500
John D. Durrett	DSU	3/31/2011	2,411
	DSU	6/30/2011	27,500
	DSU	10/1/2011	27,500
	DSU	12/31/2011	27,500
Kim S. Fennebresque	DSU	3/31/2011	27,500
	DSU	6/30/2011	27,500
	DSU	10/1/2011	27,500
	DSU	12/31/2011	27,500
Franklin W. Hobbs	DSU	3/31/2011	58,750
	DSU	6/30/2011	58,750
	DSU	10/1/2011	58,750
	DSU	12/31/2011	58,750
Marjorie Magner	DSU	3/31/2011	27,500
	DSU	6/30/2011	27,500
	DSU	10/1/2011	27,500
	DSU	12/31/2011	27,500
John J. Stack	DSU	3/31/2011	27,500
	DSU	6/30/2011	27,500
	DSU	10/1/2011	27,500
	DSU	12/31/2011	27,500

(d)	The following table sets forth the aggregate number of DSUs held by each non-employee director at December 31, 2011. Each DSU represents one phantom share of Ally.

Name	Number of DSUs (#)
Robert T. Blakely	12.0
Mayree C. Clark	12.0
John D. Durrett	9.6
Kim S. Fennebresque	12.0
Franklin W. Hobbs	25.6
Marjorie Magner	12.0
John J. Stack	12.0

Ally Financial Inc. • Form 10-K

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information with respect to beneficial ownership of Ally common stock by each person known by us to be the beneficial owner of more than five percent of our outstanding common stock. The number of shares reported below are as reflected in our stock register at February 28, 2012, and the percentages provided are based on 1,330,970 shares of common stock outstanding at February 28, 2012.

Name and address of beneficial owner	Amount and nature of beneficial ownership (a)	Percent of class
U.S. Department of Treasury 1500 Pennsylvania Avenue Washington, D.C. 20220	981,971	73.78%
GMAC Common Equity Trust I c/o Hillel Bennett Stroock & Stroock & Lavan 180 Maiden Lane New York, New York 10038-4982	132,280	9.94%
Persons affiliated with Cerberus Capital Management, L.P. c/o Cerberus Capital Management, L.P. 299 Park Avenue, 22nd Floor New York, New York 10171	115,434	8.67%

(a)	All ownership is direct.
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

•
We provide wholesale and term-loan financing to dealerships that are either wholly owned by GM or in which GM has a controlling interest. The majority of these dealerships are located in the United States. At December 31, 2011, finance receivables and loans to dealerships owned or majority-owned by GM totaled $304 million.

•
We provide operating leases to GM-affiliated entities for buildings with a net book value of $59 million at December 31, 2011. Lease revenues of $6 million were received during the year ended December 31, 2011.

•	We received interest on notes receivable from GM of $37 million during the year ended December 31, 2011.

•
We have other lease arrangements whereby we lease facilities to GM whereby we have advanced $12 million. We receive leasing revenues under these arrangements for which we recognized lease property revenues of $3 million for the year ended December 31, 2011.

•	In certain states, we provide insurance to GM for vehicle service contracts and for which we have recognized insurance premiums of $122 million for the year ended December 31, 2011.

•
GM may elect to sponsor financing incentive programs for wholesale dealer financing, primarily in our International Automotive Finance operations. This is known as wholesale subvention. We received wholesale subvention and service fees of $163 million for the year ended December 31, 2011.

Support Services Provided by GM
GM historically has provided a variety of support services for our business, and we reimburse GM for the costs of providing these services to us. In addition, GM supports us by reimbursing us for certain programs it has with its customers or for expenses we may experience due to their business operations. The services GM provides us, including reimbursement arrangements, include:

•
GM may elect to sponsor incentive programs (on both retail contracts and leases) by supporting financing rates below standard rates at which we purchase retail contracts. In addition, under residual support programs, GM may upwardly adjust residual values above the standard lease rates. Out of our total new retail and lease contracts in North America and International, 53% and 53%, respectively, had rate or residual incentives for the year ended December 31, 2011.

Ally Financial Inc. • Form 10-K

•
GM provides lease residual value support as a marketing incentive to encourage consumers to lease vehicles. At termination of the lease, GM reimburses us to the extent the remarketing sales proceeds are less than the residual value set forth in the contract and no greater than our standard residual rates. To the extent remarketing sales proceeds are more than the contract residual at termination, we reimburse GM for its portion of the higher residual value. We reimbursed GM $299 million in residual support for the year ended December 31, 2011.

•	GM provides financing rates below standard rates at which we purchase contracts (rate support). GM reimbursed us $578 million in rate support for the year ended December 31, 2011.

•
GM sponsors lease pull-ahead programs whereby consumers are encouraged to terminate lease contracts early in conjunction with the acquisition of a new GM vehicle. Under these programs, GM waives all or a portion of the customer's remaining payment obligations and compensates us for the waived payments, adjusted based on the remarketing results associated with the underlying vehicle. We reported net financing revenue from this compensation program of $18 million for the year ended December 31, 2011.

•	GM reimburses us for certain selling expenses we may incur on certain vehicles sold by us at auction. We received reimbursements of $9 million for the year ended December 31, 2011.

•
GM occasionally provides payment guarantees on certain commercial and dealer loans and receivables Ally has outstanding. The amount of commercial and dealer loans and receivables covered by a GM guarantee was $127 million at December 31, 2011.

•	GM provides us certain other services and facilities services for which we reimburse them. We made reimbursement payments to GM of $110 million for the year ended December 31, 2011.

•	GM provides us certain marketing services for which we reimburse them. We made reimbursement payments to GM of $3 million for the year ended December 31, 2011.

•
We have accounts payable to GM that include wholesale settlements payments to GM, subvention receivables due from GM, and notes payable. The net balance outstanding for accounts payable was $262 million for the year ended December 31, 2011.

Credit Arrangements and Other Amounts Due from or Owed to GM

•
We provide wholesale financing to GM for vehicles in which GM retains title while the vehicles are consigned to Ally or dealers in Italy. The financing to GM remains outstanding until title is transferred to the dealers. The amount of financing provided to GM by Ally under this arrangement varies based on inventory levels. At December 31, 2011, the amount of this financing outstanding was $504 million.

•
In various countries in Europe, we were party to a Rental Fleet Agreement in which we agreed to buy from the rental companies, on agreed terms reflecting fair value, all vehicles sold by GM to rental car companies that GM had become obligated to repurchase. The Rental Fleet Agreement provided for a true-up mechanism whereby GM was required to reimburse us to the extent the revenues we earned from the resale of the vehicles were less than the amount we paid the rental companies to purchase such vehicles. At December 31, 2011, we had a receivable in the amount of $13 million for providing this service.

•
We have certain financing arrangements with GM with outstanding receivables totaling $12 million for the year ended December 31, 2011. These receivables include certain of our borrowings related to various other arrangements.

Capital Contributions Received from GM
During 2011, we did not receive any capital contributions from GM.
Related Party Transaction Procedures
Pursuant to the Ally Financial Inc. Bylaws dated December 30, 2009 (the Bylaws), Ally and its subsidiaries must, subject to certain limited exceptions, conduct all transactions with its affiliates, stockholders and their affiliates, current or former officers or directors, or any of their respective family members on terms that are fair and reasonable and no less favorable to Ally than it would obtain in a comparable arm's-length transaction with an independent third party.
In addition, the Bylaws further provide for procedures and approval requirements for certain transactions with related persons. Specifically, without prior approval of the holders of a majority of Ally common stock (which must include a minimum of two common stockholders) and at least a majority of the Ally independent directors, we are not permitted to enter into any transaction with any affiliate, stockholder (other than governmental entities, except for the U.S. Department of Treasury in its capacity as a stockholder) or any of their affiliates, or any senior executive officer (other than agreements entered into in connection with a person's employment) if the value of the consideration provided exceeds $5 million or, if there is no monetary consideration paid or quantifiable value exchanged, if the agreement is otherwise determined to be material. Notwithstanding the foregoing, no stockholder approval is required if at least a majority of Ally independent directors determine that such transaction is entered into in the ordinary course of Ally's business and is on terms no less favorable to Ally than those that would have been obtained in a comparable transaction with an independent third party.
Director Independence
For a discussion of the independence of members of the Ally Board of Directors and certain other corporate governance matters, refer to Certain Corporate Governance Matters in Item 10.

Ally Financial Inc. • Form 10-K

Item 14.    Principal Accountant Fees and Services
We retained Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu Limited, and their respective affiliates (collectively, Deloitte & Touche) to audit our consolidated financial statements for the year ended December 31, 2011. We also retained Deloitte & Touche, as well as other accounting and consulting firms, to provide various other services in 2011.
The aggregate fees billed to us for professional services performed by Deloitte & Touche were as follows.

December 31, ($ in millions)	2011	2010
Audit fees (a)	$20	$20
Audit-related fees (b)	6	6
Tax fees (c)	1	1
Other (d)	—	—
Total principal accountant fees	$27	$27

(a)
Audit fees include fees for the integrated audit of our annual Consolidated Financial Statements, reviews of interim financial statements included in our Quarterly Reports on Form 10-Q, and audit services in connection with statutory and regulatory filings. In addition, this category includes approximately $1 million in both 2011 and 2010, pertaining to services such as comfort letters for securities issuances and consents to the incorporation of audit reports in filings with SEC.

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

The services performed by Deloitte & Touche in 2011 were preapproved in accordance with the Independent Auditor Services and Preapproval Policy of the Ally Audit Committee. This policy requires the independent registered public accounting firm to present the proposed audit services and related fees to the Ally Audit Committee for approval prior to the commencement of the services. Amounts exceeding the initially approved audit fees, or audit services not initially contemplated or considered during the initial approval, must be separately approved by the Committee.
The Ally Audit Committee must also preapprove all audit-related services, tax services, and all other services that are proposed to be provided by the independent registered public accounting firm. Similar to audit services, management and the independent registered public accounting firm annually present the proposed services and related fees to the Ally Audit Committee for approval prior to the commencement of services. The Committee's approval of the services and fees form the basis for an annual limit on such fees. The Committee periodically reviews the spending against these limits. Services that were not initially contemplated or considered during the initial approval must be separately approved by the Committee.
The Ally Audit Committee determined that all services provided by Deloitte & Touche during 2011 were compatible with maintaining their independence as principal accountants.

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

Exhibit	Description	Method of Filing
3.1	Amended and Restated Certificate of Incorporation of Ally Financial Inc., dated as of March 25, 2011	Filed as Exhibit 3.1 to the Company's Current Report on Form 8-K dated as of March 25, 2011 (File No. 1-3754), incorporated herein by reference.
3.2	Bylaws of Ally Financial Inc., dated as of March 25, 2011	Filed as Exhibit 3.2 to the Company's Current Report on Form 8-K dated as of March 25, 2011, (File No. 1-3754), incorporated herein by reference.
4.1	Form of Indenture dated as of July 1, 1982, between the Company and Bank of New York (Successor Trustee to Morgan Guaranty Trust Company of New York), relating to Debt Securities	Filed as Exhibit 4(a) to the Company's Registration Statement No. 2-75115, incorporated herein by reference.
4.1.1	Form of First Supplemental Indenture dated as of April 1, 1986, supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(g) to the Company's Registration Statement No. 33-4653, incorporated herein by reference.
4.1.2	Form of Second Supplemental Indenture dated as of June 15, 1987, supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(h) to the Company's Registration Statement No. 33-15236, incorporated herein by reference.
4.1.3	Form of Third Supplemental Indenture dated as of September 30, 1996, supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(i) to the Company's Registration Statement No. 333-33183, incorporated herein by reference.
4.1.4	Form of Fourth Supplemental Indenture dated as of January 1, 1998, supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(j) to the Company's Registration Statement No. 333-48705, incorporated herein by reference.
4.1.5	Form of Fifth Supplemental Indenture dated as of September 30, 1998, supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(k) to the Company's Registration Statement No. 333-75463, incorporated herein by reference.
4.2	Form of Indenture dated as of September 24, 1996, between the Company and The Chase Manhattan Bank, Trustee, relating to SmartNotes	Filed as Exhibit 4 to the Company's Registration Statement No. 333-12023, incorporated herein by reference.

Ally Financial Inc. • Form 10-K

Exhibit	Description	Method of Filing
4.2.1	Form of First Supplemental Indenture dated as of January 1, 1998, supplementing the Indenture designated as Exhibit 4.2	Filed as Exhibit 4(a)(1) to the Company's Registration Statement No. 333-48207, incorporated herein by reference.
4.2.2	Form of Second Supplemental Indenture dated as of June 20, 2006, supplementing the Indenture designated as Exhibit 4.2	Filed as Exhibit 4(a)(2) to the Company's Registration Statement No. 33-136021, incorporated herein by reference.
4.3	Form of Indenture dated as of October 15, 1985, between the Company and U.S. Bank Trust (Successor Trustee to Comerica Bank), relating to Demand Notes	Filed as Exhibit 4 to the Company's Registration Statement No. 2-99057, incorporated herein by reference.
4.3.1	Form of First Supplemental Indenture dated as of April 1, 1986, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(a) to the Company's Registration Statement No. 33-4661, incorporated herein by reference.
4.3.2	Form of Second Supplemental Indenture dated as of June 24, 1986, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(b) to the Company's Registration Statement No. 33-6717, incorporated herein by reference.
4.3.3	Form of Third Supplemental Indenture dated as of February 15, 1987, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(c) to the Company's Registration Statement No. 33-12059, incorporated herein by reference.
4.3.4	Form of Fourth Supplemental Indenture dated as of December 1, 1988, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(d) to the Company's Registration Statement No. 33-26057, incorporated herein by reference.
4.3.5	Form of Fifth Supplemental Indenture dated as of October 2, 1989, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(e) to the Company's Registration Statement No. 33-31596, incorporated herein by reference.
4.3.6	Form of Sixth Supplemental Indenture dated as of January 1, 1998, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(f) to the Company's Registration Statement No. 333-56431, incorporated herein by reference.
4.3.7	Form of Seventh Supplemental Indenture dated as of June 15, 1998, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(g) to the Company's Registration Statement No. 333-56431, incorporated herein by reference.
4.4	Form of Indenture dated as of December 1, 1993, between the Company and Citibank, N.A., Trustee, relating to Medium Term Notes	Filed as Exhibit 4 to the Company's Registration Statement No. 33-51381, incorporated herein by reference.
4.4.1	Form of First Supplemental Indenture dated as of January 1, 1998, supplementing the Indenture designated as Exhibit 4.4	Filed as Exhibit 4(a)(1) to the Company's Registration Statement No. 333-59551, incorporated herein by reference.
4.5	Indenture, dated as of December 31, 2008, between the Company and The Bank of New York Mellon, Trustee	Filed as Exhibit 4.2 to the Company's Current Report on Form 8-K dated as of January 2, 2009, (File No. 1-3754), incorporated herein by reference.
4.6	Amended and Restated Indenture, dated March 1, 2011, between the Company and The Bank of New York Mellon, Trustee	Filed as Exhibit 4.2 to the Company's Current Report on Form 8-K dated as of March 4, 2011 (File No. 1-3754), incorporated herein by reference.
4.7	Form of Guarantee Agreement related to Ally Financial Inc. Senior Unsecured Guaranteed Notes	Filed as Exhibit 4.7 to the Company's Annual Report for the period ended December 31, 2010, on Form 10-K (File No. 1-3754), incorporated herein by reference.

Ally Financial Inc. • Form 10-K

Exhibit	Description	Method of Filing
4.8
Second Amended and Restated Declaration of Trust by and between the trustees of each series of GMAC Capital Trust I, Ally Financial Inc., as Sponsor, and by the holders, from time to time, of undivided beneficial interests in the relevant series of GMAC Capital Trust I, dated as of March 1, 2011

Filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated as of March 4, 2011 (File No. 1-3754), incorporated herein by reference.
4.9	Series 2 Trust Preferred Securities Guarantee Agreement between Ally Financial Inc. and The Bank of New York Mellon, dated as of March 1, 2011	Filed as Exhibit 4.3 to the Company's Current Report on Form 8-K dated as of March 4, 2011 (File No. 1-3754), incorporated herein by reference.
10	Amended and Restated Governance Agreement, dated as of May 21, 2009, by and between GMAC Inc., FIM Holdings LLC, GM Finance Co. Holdings LLC and the United States Department of the Treasury	Filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated as of May 22, 2009 (File No. 1-3754), incorporated herein by reference.
10.1
Letter Agreement, dated as of May 21, 2009, between GMAC Inc. and the United States Department of the Treasury (which includes the Securities Purchase Agreement — Standard Terms attached thereto, with respect to the issuance and sale of the Convertible Preferred Membership Interests and the Warrant)
Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated as of May 22, 2009 (File No. 1-3754), incorporated herein by reference.
10.2	Securities Purchase and Exchange Agreement, dated as of December 30, 2009, between GMAC Inc. and the United States Department of the Treasury*	Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated as of December 30, 2009, (File No. 1-3754), incorporated herein by reference.
10.3	Master Transaction Agreement, dated May 21, 2009, between GMAC Inc., Chrysler LLC, U.S. Dealer Automotive Receivables Transition LLC and the United States Department of the Treasury	Filed as Exhibit 10.3 to the Company's Quarterly Report for the period ended June 30, 2009, on Form 10-Q (File No. 1-3754), incorporated herein by reference.
10.4	Amended and Restated United States Consumer Financing Services Agreement, dated May 22, 2009, between GMAC Inc. and General Motors Corporation*	Filed as Exhibit 10.4 to the Company's Quarterly Report for the period ended June 30, 2009, on Form 10-Q/A (File No. 1-3754), incorporated herein by reference.
10.5	Amended and Restated Master Services Agreement, dated May 22, 2009, between GMAC Inc. and General Motors Corporation*	Filed as Exhibit 10.5 to the Company's Quarterly Report for the period ended June 30, 2009, on Form 10-Q/A (File No. 1-3754), incorporated herein by reference.
10.6	Auto Finance Operating Agreement, entered into on August 6, 2010, between Ally Financial Inc. and Chrysler Group LLC*	Filed as Exhibit 10.1 to the Company's Quarterly Report for the period ended September 30, 2010, on Form 10-Q/A (File No. 1-3754), incorporated herein by reference.
10.7	Intellectual Property License Agreement, dated November 30, 2006, by and between General Motors Corporation and GMAC LLC	Filed as Exhibit 10.1 to the Company's Quarterly Report for the period ended March 31, 2007, on Form 10-Q (File No. 1-3754), incorporated herein by reference.
10.8	Capital and Liquidity Maintenance Agreement, entered into on October 29, 2010, between Ally Financial Inc., IB Finance Holding Company, LLC, Ally Bank and the Federal Deposit Insurance Corporation	Filed as Exhibit 10.2 to the Company's Quarterly Report for the period ended September 30, 2010, on Form 10-Q (File No. 1-3754), incorporated herein by reference.

Ally Financial Inc. • Form 10-K

Exhibit	Description	Method of Filing
10.9
Settlement agreement, dated December 23, 2010, by and between GMAC Mortgage, LLC, Residential Capital, LLC, Residential Funding Securities, LLC, Residential Asset Mortgage Products, Inc., Residential Funding Company LLC, Residential Funding Mortgage Securities I, Inc., Residential Accredit Loans, Inc., Homecomings Financial LLC, and the Federal National Mortgage Association*
Filed as Exhibit 10.9 to the Company's Annual Report for the period ended December 31, 2010, on Form 10-K/A (File No. 1-3754), incorporated herein by reference.
10.10	Ally Financial Inc. Long-Term Equity Compensation Incentive Plan, as amended	Filed herewith.
10.11	Ally Financial Inc. Severance Plan, Plan Document and Summary Plan Description, as amended	Filed herewith.
10.12	Form of Award Agreement related to the issuance of Deferred Stock Units	Filed herewith.
10.13	Form of Award Agreement related to the issuance of Restricted Stock Units	Filed herewith.
10.14	Deferred Stock Unit Award Agreement for Michael A. Carpenter, dated April 15, 2011	Filed herewith.
10.15	Deferred Stock Unit Award Agreement for Jeffrey J. Brown, dated April 15, 2011	Filed herewith.
10.16	Deferred Stock Unit Award Agreement for William F. Muir, dated April 15, 2011	Filed herewith.
10.17	Deferred Stock Unit Award Agreement for Barbara A. Yastine, dated April 15, 2011	Filed herewith.
10.18	Deferred Stock Unit Award Agreement for Thomas F. Marano, dated April 15, 2011	Filed herewith.
10.19	Deferred Stock Unit Award Agreement for James G. Mackey, dated April 15, 2011	Filed herewith.
10.20	Award Agreement under the Ally Long-Term Equity Compensation Incentive Plan, dated December 19, 2011, for Michael A. Carpenter	Filed herewith.
10.21	Award Agreement under the Ally Long-Term Equity Compensation Incentive Plan, dated December 19, 2011, for Jeffrey J. Brown	Filed herewith.
10.22	Award Agreement under the Ally Long-Term Equity Compensation Incentive Plan, dated December 19, 2011, for William F. Muir	Filed herewith.
10.23	Award Agreement under the Ally Long-Term Equity Compensation Incentive Plan, dated December 19, 2011, for Barbara A. Yastine	Filed herewith.

Ally Financial Inc. • Form 10-K

Exhibit	Description	Method of Filing
10.24	Award Agreement under the Ally Long-Term Equity Compensation Incentive Plan, dated December 19, 2011, for Thomas F. Marano	Filed herewith.
10.25	Award Agreement under the Ally Long-Term Equity Compensation Incentive Plan, dated December 19, 2011, for James G. Mackey	Filed herewith.
10.26	Partial Release of Liability Agreement, dated March 17, 2010, by and among Federal Home Loan Mortgage Corporation, GMAC Mortgage, LLC and Residential Funding Company, LLC	Filed herewith.
12	Computation of Ratio of Earnings to Fixed Charges	Filed herewith.
21	Ally Financial Inc. Subsidiaries as of December 31, 2010	Filed herewith.
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith.
99	Certification of Principal Executive Officer and Principal Financial Officer, as required pursuant to the TARP Standards for Compensation and Corporate Governance; 31 CFR Part 30, Section 30.15	Filed herewith.
101	Interactive Data File	Filed herewith.

*	Certain confidential portions have been omitted pursuant to a confidential treatment request which has been separately filed with the Securities and Exchange Commission.

Ally Financial Inc. • Form 10-K

Signatures
Ally Financial Inc. • Form 10-K
Pursuant to the requirements of Section 133 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of February, 2012.

Ally Financial Inc.
(Registrant)

/S/ MICHAEL A. CARPENTER
Michael A. Carpenter
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, this 28th day of February, 2012.

/S/ MICHAEL A. CARPENTER	/S/ JEFFREY J. BROWN
Michael A. Carpenter	Jeffrey J. Brown
Chief Executive Officer	Senior Executive Vice President of Finance and Corporate Planning

/S/ DAVID J. DEBRUNNER
David J. DeBrunner
Vice President, Chief Accounting Officer, and Corporate Controller

Ally Financial Inc. • Form 10-K

Signatures
Ally Financial Inc. • Form 10-K

/S/ FRANKLIN W. HOBBS
Franklin W. Hobbs Ally Chairman

/S/ ROBERT T. BLAKELY
Robert T. Blakely Director

/S/ MICHAEL A. CARPENTER
Michael A. Carpenter Chief Executive Officer and Director

/S/ MAYREE C. CLARK
Mayree C. Clark Director

/S/ JOHN D. DURRETT
John D. Durrett Director

/S/ STEPHEN A. FEINBERG
Stephen A. Feinberg Director

/S/ KIM S. FENNEBRESQUE
Kim S. Fennebresque Director

/S/ MARJORIE MAGNER
Marjorie Magner Director

/S/ JOHN J. STACK
John J. Stack Director