Form 10-Q
period 2012-03-31
Ally Financial Inc.
filed 2012-04-27
CIK 40729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012, or

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
Yes ☐                    No ☑
At April 27, 2012, the number of shares outstanding of the Registrant’s common stock was 1,330,970 shares.

INDEX
Ally Financial Inc. • Form 10-Q

Condensed Consolidated Statement of Comprehensive Income (unaudited)
Ally Financial Inc. • Form 10-Q

4

	Three months ended March 31,
($ in millions)	2012	2011
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$1,678	$1,621
Interest on loans held-for-sale	73	84
Interest on trading assets	11	3
Interest and dividends on available-for-sale investment securities	84	103
Interest-bearing cash	14	12
Operating leases	540	655
Total financing revenue and other interest income	2,400	2,478
Interest expense
Interest on deposits	186	166
Interest on short-term borrowings	75	92
Interest on long-term debt	1,177	1,406
Total interest expense	1,438	1,664
Depreciation expense on operating lease assets	293	270
Net financing revenue	669	544
Other revenue
Servicing fees	310	357
Servicing asset valuation and hedge activities, net	9	(87)
Total servicing income, net	319	270
Insurance premiums and service revenue earned	375	399
Gain on mortgage and automotive loans, net	126	90
Loss on extinguishment of debt	—	(39)
Other gain on investments, net	90	84
Other income, net of losses	277	204
Total other revenue	1,187	1,008
Total net revenue	1,856	1,552
Provision for loan losses	140	113
Noninterest expense
Compensation and benefits expense	475	424
Insurance losses and loss adjustment expenses	159	170
Other operating expenses	716	746
Total noninterest expense	1,350	1,340
Income from continuing operations before income tax expense (benefit)	366	99
Income tax expense (benefit) from continuing operations	64	(70)
Net income from continuing operations	302	169
Income (loss) from discontinued operations, net of tax	8	(23)
Net income	310	146
Other comprehensive income (loss), net of tax	187	(25)
Comprehensive income	$497	$121
Statement continues on the next page.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Comprehensive Income (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended March 31,
($ in millions except per share data)	2012	2011
Net income (loss) attributable to common shareholders
Net income from continuing operations	$302	$169
Preferred stock dividends — U.S. Department of Treasury	(134)	(134)
Preferred stock dividends	(67)	(69)
Impact of preferred stock amendment	—	32
Net income (loss) from continuing operations attributable to common shareholders (a)	101	(2)
Income (loss) from discontinued operations, net of tax	8	(23)
Net income (loss) attributable to common shareholders	$109	$(25)
Basic weighted-average common shares outstanding	1,330,970	1,330,970
Diluted weighted-average common shares outstanding (a)	1,330,970	1,330,970
Basic earnings per common share
Net income (loss) from continuing operations	$76	$(2)
Income (loss) from discontinued operations, net of tax	6	(17)
Net income (loss)	$82	$(19)
Diluted earnings per common share (a)
Net income (loss) from continuing operations	$76	$(2)
Income (loss) from discontinued operations, net of tax	6	(17)
Net income (loss)	$82	$(19)

(a)
Due to the antidilutive effect of converting the Fixed Rate Cumulative Mandatorily Convertible Preferred Stock into common shares and the net income (loss) attributable to common shareholders for the three months ended March 31, 2012 and 2011, income (loss) attributable to common shareholders and basic weighted-average common shares outstanding were used to calculate basic and diluted earnings per share.

The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Balance Sheet (unaudited)
Ally Financial Inc. • Form 10-Q

($ in millions)	March 31, 2012	December 31, 2011
Assets
Cash and cash equivalents
Noninterest-bearing	$2,279	$2,475
Interest-bearing	10,800	10,560
Total cash and cash equivalents	13,079	13,035
Trading assets	895	622
Investment securities	14,942	15,135
Loans held-for-sale, net ($1,823 and $3,919 fair value-elected)	6,670	8,557
Finance receivables and loans, net
Finance receivables and loans, net ($832 and $835 fair value-elected)	119,818	114,755
Allowance for loan losses	(1,546)	(1,503)
Total finance receivables and loans, net	118,272	113,252
Investment in operating leases, net	10,048	9,275
Mortgage servicing rights	2,595	2,519
Premiums receivable and other insurance assets	1,876	1,853
Other assets	16,965	18,741
Assets of operations held-for-sale	1,008	1,070
Total assets	$186,350	$184,059
Liabilities
Deposit liabilities
Noninterest-bearing	$2,314	$2,029
Interest-bearing	44,892	43,021
Total deposit liabilities	47,206	45,050
Short-term borrowings	7,203	7,680
Long-term debt ($828 and $830 fair value-elected)	93,990	92,794
Interest payable	1,675	1,587
Unearned insurance premiums and service revenue	2,632	2,576
Reserves for insurance losses and loss adjustment expenses	565	580
Accrued expenses and other liabilities ($30 and $29 fair value-elected)	13,089	14,084
Liabilities of operations held-for-sale	323	337
Total liabilities	166,683	164,688
Equity
Common stock and paid-in capital	19,668	19,668
Mandatorily convertible preferred stock held by U.S. Department of Treasury	5,685	5,685
Preferred stock	1,255	1,255
Accumulated deficit	(7,215)	(7,324)
Accumulated other comprehensive income	274	87
Total equity	19,667	19,371
Total liabilities and equity	$186,350	$184,059
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Balance Sheet (unaudited)
Ally Financial Inc. • Form 10-Q

The assets of consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities and the liabilities of these entities for which creditors (or beneficial interest holders) do not have recourse to our general credit were as follows.

($ in millions)	March 31, 2012	December 31, 2011
Assets
Loans held-for-sale, net	$8	$9
Finance receivables and loans, net
Finance receivables and loans, net ($832 and $835 fair value-elected)	41,281	40,935
Allowance for loan losses	(205)	(210)
Total finance receivables and loans, net	41,076	40,725
Investment in operating leases, net	4,758	4,389
Other assets	3,403	3,029
Total assets	$49,245	$48,152

Liabilities
Short-term borrowings	$814	$795
Long-term debt ($828 and $830 fair value-elected)	34,924	33,143
Interest payable	13	14
Accrued expenses and other liabilities	119	405
Total liabilities	$35,870	$34,357
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Changes in Equity (unaudited)
Ally Financial Inc. • Form 10-Q

($ in millions)	Common stock and paid-in capital	Mandatorily convertible preferred stock held by U.S. Department of Treasury	Preferred stock	Accumulated deficit	Accumulated other comprehensive income	Total equity
Balance at January 1, 2011	$19,668	$5,685	$1,287	$(6,410)	$259	$20,489
Net income				146		146
Preferred stock dividends — U.S. Department of Treasury				(134)		(134)
Preferred stock dividends				(69)		(69)
Series A preferred stock amendment (a)			(32)	32		—
Other comprehensive loss, net of tax					(25)	(25)
Balance at March 31, 2011	$19,668	$5,685	$1,255	$(6,435)	$234	$20,407
Balance at January 1, 2012	$19,668	$5,685	$1,255	$(7,324)	$87	$19,371
Net income				310		310
Preferred stock dividends — U.S. Department of Treasury				(134)		(134)
Preferred stock dividends				(67)		(67)
Other comprehensive income, net of tax					187	187
Balance at March 31, 2012	$19,668	$5,685	$1,255	$(7,215)	$274	$19,667

(a)	Refer to Note 20 to the Consolidated Financial Statements in our 2011 Annual Report on Form 10-K for further detail.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Cash Flows (unaudited)
Ally Financial Inc. • Form 10-Q

Three months ended March 31, ($ in millions)	2012	2011
Operating activities
Net income	$310	$146
Reconciliation of net income to net cash provided by operating activities
Depreciation and amortization	568	717
Other impairment	(6)	16
Changes in fair value of mortgage servicing rights	(1)	(117)
Provision for loan losses	140	113
Gain on sale of loans, net	(131)	(94)
Net gain on investment securities	(96)	(85)
Loss on extinguishment of debt	—	39
Originations and purchases of loans held-for-sale	(9,626)	(12,635)
Proceeds from sales and repayments of loans held-for-sale	11,111	15,835
Net change in
Trading securities	(268)	77
Deferred income taxes	(31)	69
Interest payable	86	16
Other assets	755	(120)
Other liabilities	(865)	(321)
Other, net	196	(614)
Net cash provided by operating activities	2,142	3,042
Investing activities
Purchases of available-for-sale securities	(3,172)	(5,529)
Proceeds from sales of available-for-sale securities	2,940	4,475
Proceeds from maturities of available-for-sale securities	1,222	1,103
Net increase in finance receivables and loans	(4,409)	(4,249)
Purchases of operating lease assets	(1,468)	(1,933)
Disposals of operating lease assets	465	1,882
Proceeds from sale of business units, net (a)	29	46
Other, net	323	591
Net cash used in investing activities	(4,070)	(3,614)
Statement continues on the next page.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Cash Flows (unaudited)
Ally Financial Inc. • Form 10-Q

Three months ended March 31, ($ in millions)	2012	2011
Financing activities
Net change in short-term borrowings	(546)	87
Net increase in bank deposits	1,737	1,670
Proceeds from issuance of long-term debt	10,749	13,804
Repayments of long-term debt	(10,024)	(13,211)
Dividends paid	(200)	(228)
Other, net	352	83
Net cash provided by financing activities	2,068	2,205
Effect of exchange-rate changes on cash and cash equivalents	(141)	(266)
Net (decrease) increase in cash and cash equivalents	(1)	1,367
Adjustment for change in cash and cash equivalents of operations held-for-sale (a) (b)	45	(91)
Cash and cash equivalents at beginning of year	13,035	11,670
Cash and cash equivalents at March 31,	$13,079	$12,946
Supplemental disclosures
Cash paid for
Interest	$1,218	$1,465
Income taxes	178	305
Noncash items
Transfer of mortgage servicing rights into trading securities through certification	—	266
Other disclosures
Proceeds from sales and repayments of mortgage loans held-for-investment originally designated as held-for-sale	63	58

(a)	The amounts are net of cash and cash equivalents of $64 million at March 31, 2012, and $7 million at March 31, 2011, of business units at the time of disposition.

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
Ally Financial Inc. • Form 10-Q

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
The Condensed Consolidated Financial Statements at March 31, 2012, and for the three months ended March 31, 2012, and 2011, are unaudited but reflect all adjustments that are, in management’s opinion, necessary for the fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements (and the related notes) included in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed on February 28, 2012, with the U.S. Securities and Exchange Commission (SEC).
Residential Capital, LLC
Residential Capital, LLC (ResCap), one of our mortgage subsidiaries continues to be negatively impacted by the events and conditions in the mortgage banking industry and the broader economy that began in 2007. Market deterioration has led to fewer sources of, and significantly reduced levels of, liquidity available to finance ResCap's operations. ResCap is highly leveraged relative to its cash flow and has recognized credit and valuation losses and other charges resulting in a significant deterioration in capital. In the future, ResCap may also continue to be negatively impacted by exposure to representation and warranty obligations, adverse outcomes with respect to current or future litigation, fines, penalties, or settlements related to our mortgage-related activities, and additional expenses to address regulatory requirements. ResCap is required to maintain consolidated tangible net worth, as defined, of $250 million at the end of each month, under the terms of certain of its credit facilities. For this purpose, consolidated tangible net worth is defined as ResCap's consolidated equity excluding intangible assets. ResCap's consolidated tangible net worth was $399 million at March 31, 2012, and ResCap remained in compliance with all of its consolidated tangible net worth covenants. During the fourth quarter of 2011, ResCap's consolidated tangible net worth was temporarily reduced to below $250 million. This was, however, immediately remediated by Ally through a capital contribution, which was provided through forgiveness of intercompany debt during January 2012. Notwithstanding the immediate cure, the temporary reduction in tangible net worth resulted in a covenant breach in certain of ResCap's credit facilities as of December 31, 2011. ResCap obtained waivers from all applicable lenders with respect to this covenant breach and an acknowledgment letter from a Government-sponsored Enterprise indicating they would take no immediate action as a result of the breach. In the future, Ally may choose not to remediate any further breaches of covenants.
ResCap did not make a semi-annual interest payment that was due on April 17, 2012, related to $473 million of unsecured debt principal, which matures in 2013. The interest due was $20 million. The indenture provides that a failure to pay interest on an interest payment date does not become an event of default unless such failure continues for a period of 30 days. ResCap has significant additional near-term interest and principal payments on its outstanding debt securities and credit facilities.
Ally or ResCap may take additional actions with respect to ResCap as each party deems appropriate. These actions may include, among others, Ally providing or declining to provide additional liquidity and capital support for ResCap; Ally purchasing assets from ResCap; asset sales by ResCap to third parties, or other business reorganization or similar action by ResCap with respect to all or part of ResCap and/or its affiliates. This may include a reorganization under bankruptcy laws, which ResCap is actively considering.
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
Ally has extensive financing and hedging arrangements with ResCap that could be at risk of nonpayment if ResCap were to file for bankruptcy. At December 31, 2011, Ally had funding arrangements with ResCap that included $1.0 billion of senior secured credit facilities (the Senior Secured Facilities) and a $1.6 billion line of credit (Line of Credit) consisting of a $1.1 billion secured facility and a $500 million unsecured facility. The Senior Secured Facilities and Line of Credit had a maturity date of April 13, 2012. Ally extended the maturity date of the Senior Secured Facilities and the $1.1 billion secured facility under the Line of Credit to May 14, 2012. The $500 million unsecured facility under the Line of Credit was not extended. At March 31, 2012, the $1.0 billion in Senior Secured Facilities were fully drawn, and $410 million of the remaining $1.1 billion Line of Credit was drawn. At March 31, 2012, the hedging arrangements were fully collateralized.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Amounts outstanding under the secured financing and hedging arrangements fluctuate. If ResCap were to file for bankruptcy, ResCap's repayments of its secured financing facilities to us could be slower. In addition, we could be an unsecured creditor of ResCap to the extent that the proceeds from the sale of our collateral are insufficient to repay ResCap's obligations to us. It is possible that other ResCap creditors would seek to recharacterize our loans to ResCap as equity contributions or to seek equitable subordination of our claims so that the claims of other creditors would have priority over our claims. In addition, should ResCap file for bankruptcy, our $399 million investment related to ResCap's equity position as of March 31, 2012, would likely be reduced to zero. If a ResCap bankruptcy were to occur, we could incur significant charges, substantial litigation could result, and repayment of our credit exposure to ResCap could be at risk. We currently estimate a range of reasonably possible losses arising at the time of a ResCap bankruptcy filing, including our investment in ResCap, to be between $400 million and $1.25 billion. This estimated range is based on significant judgment and numerous assumptions that are subject to change, and which could be material.
Significant Accounting Policies
Income Taxes
In calculating the provision for interim income taxes, in accordance with Accounting Standards Codification (ASC) 740, Income Taxes, we apply an estimated annual effective tax rate to year-to-date ordinary income. At the end of each interim period, we estimate the effective tax rate expected to be applicable for the full fiscal year. We exclude and record discretely the tax effect of unusual or infrequently occurring items, including, for example, changes in judgment about valuation allowances and effects of changes in tax law or rates. The provision for income taxes in tax jurisdictions with a projected full year or year-to-date loss for which a tax benefit cannot be realized are estimated using tax rates specific to that jurisdiction.
Refer to Note 1 to the Consolidated Financial Statements in our 2011 Annual Report on Form 10-K regarding additional significant accounting policies.
Recently Adopted Accounting Standards
Financial Services - Insurance - Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (ASU 2010-26)
As of January 1, 2012, we adopted Accounting Standards Update (ASU) 2010-26, which amends ASC 944, Financial Services - Insurance. The amendments in this ASU specify which costs incurred in the acquisition of new and renewal insurance contracts should be capitalized. All other acquisition-related costs should be expensed as incurred. If the initial application of the amendments in this ASU results in the capitalization of acquisition costs that had not been previously capitalized, an entity may elect not to capitalize those types of costs. Both retrospective application and early adoption was permitted. We elected prospective application and did not early adopt the ASU. The adoption did not have a material impact to our consolidated financial condition or results of operations.
Fair Value Measurement - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04)
As of January 1, 2012, we adopted ASU 2011-04, which amends ASC 820, Fair Value Measurements. The amendments in this ASU clarify how to measure fair value and it contains new disclosure requirements to provide more transparency into Level 3 fair value measurements. It is intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The ASU must be applied prospectively. The adoption did not have a material impact to our consolidated financial condition or results of operations.
Intangibles-Goodwill and Other - Testing Goodwill for Impairment (ASU 2011-08)
As of January 1, 2012, we adopted ASU 2011-08, which amends ASC 350, Intangibles-Goodwill and Other. This ASU permits the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step 1 of the goodwill impairment test. If it is determined, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not more than the carrying amount, the two-step impairment test would not be required. Otherwise, further evaluation under the existing two-step framework would be required. The adoption did not have a material impact to our consolidated financial condition or results of operation.
Recently Issued Accounting Standards
Balance Sheet - Disclosures about Offsetting Assets and Liabilities (ASU 2011-11)
In December 2011, the Financial Accounting Standards Board issued ASU 2011-11, which amends ASC 210, Balance Sheet. This ASU contains new disclosure requirements regarding the nature of an entity's rights of setoff and related arrangements associated with its financial instruments and derivative instruments. The new disclosures will give financial statement users information about both gross and net exposures. ASU 2011-11 is effective for us on January 1, 2013, and retrospective application is required. Since the guidance relates only to disclosures, adoption is not expected to have a material effect on our consolidated financial condition or results of operation.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

2.     Discontinued and Held-for-sale Operations
We classify operations as discontinued when operations and cash flows will be eliminated from our ongoing operations and we do not expect to retain any significant continuing involvement in their operations after the respective sale transactions. For all periods presented, all of the operating results for these discontinued operations were removed from continuing operations and were presented separately as discontinued operations, net of tax, in the Condensed Consolidated Statement of Comprehensive Income. The Notes to the Condensed Consolidated Financial Statements were adjusted to exclude discontinued operations unless otherwise noted.
Select Mortgage — Legacy Portfolio and Other Operations
During the fourth quarter of 2011, we committed to sell the Canadian mortgage operations of ResMor Trust. We expect to complete the sale during 2012.
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
Select Global Automotive Services — International Automotive Finance Operations
During the fourth quarter of 2011, we committed to sell our full-service leasing operations in Austria, Germany, Greece, Portugal, and Spain. We continue to negotiate with a potential buyer and expect to complete the sale during 2012. During the first quarter of 2012, we completed the sale of our Venezuela operations.
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

	Three months ended March 31,
($ in millions)	2012	2011
Select Mortgage — Legacy and Other operations
Total net revenue (loss)	$5	$(2)
Pretax loss including direct costs to transact a sale	—	(8)
Tax benefit	—	(2)
Select Global Automotive Services — Insurance operations
Total net revenue	$38	$91
Pretax income including direct costs to transact a sale	8	9
Tax expense	2	2
Select Global Automotive Services — International operations
Total net revenue	$6	$28
Pretax income (loss) including direct costs to transact a sale (a)	2	(21)
Tax expense	—	3

(a)	Includes certain income tax activity recognized by Corporate and Other.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Held-for-sale Operations
The assets and liabilities of operations held-for-sale are summarized below.

March 31, 2012 ($ in millions)	Select Mortgage – Legacy and Other operations (a)	Select Global Automotive Services –Insurance operations (b)	Select Global Automotive Services – International operations (c)	Total held-for-sale operations
Assets
Cash and cash equivalents
Noninterest-bearing	$—	$3	$27	$30
Interest-bearing	—	70	5	75
Total cash and cash equivalents	—	73	32	105
Investment securities	—	193	—	193
Loans held-for-sale, net	202	—	—	202
Finance receivables and loans, net
Finance receivables and loans, net	237	—	4	241
Allowance for loan losses	—	—	—	—
Total finance receivables and loans, net	237	—	4	241
Investment in operating leases, net	—	—	64	64
Premiums receivable and other insurance assets	—	74	—	74
Other assets	124	19	20	163
Impairment on assets of held-for-sale operations	—	—	(34)	(34)
Total assets	$563	$359	$86	$1,008
Liabilities
Unearned insurance premiums and service revenue	$—	$136	$—	$136
Reserves for insurance losses and loss adjustment expenses	—	17	—	17
Accrued expenses and other liabilities	69	93	8	170
Total liabilities	$69	$246	$8	$323

(a)	Includes the Canadian mortgage operations of ResMor Trust.

(b)	Includes our U.K.-based operations that provide vehicle service contracts and insurance products.

(c)	Includes our full-service leasing operations in Austria, Germany, Greece, Portugal, and Spain.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

December 31, 2011 ($ in millions)	Select Mortgage – Legacy and Other operations (a)	Select Global Automotive Services –Insurance operations (b)	Select Global Automotive Services – International operations (c)	Total held-for-sale operations
Assets
Cash and cash equivalents
Noninterest-bearing	$—	$4	$55	$59
Interest-bearing	—	54	38	92
Total cash and cash equivalents	—	58	93	151
Investment securities	—	186	—	186
Loans held-for-sale, net	260	—	—	260
Finance receivables and loans, net
Finance receivables and loans, net	285	—	11	296
Allowance for loan losses	—	—	(1)	(1)
Total finance receivables and loans, net	285	—	10	295
Investment in operating leases, net	—	—	91	91
Premiums receivable and other insurance assets	—	77	—	77
Other assets	140	14	30	184
Impairment on assets of held-for-sale operations	—	—	(174)	(174)
Total assets	$685	$335	$50	$1,070
Liabilities
Unearned insurance premiums and service revenue	$—	$130	$—	$130
Reserves for insurance losses and loss adjustment expenses	—	17	—	17
Accrued expenses and other liabilities	80	82	28	190
Total liabilities	$80	$229	$28	$337

(a)	Includes the Canadian mortgage operations of ResMor Trust.

(b)	Includes our U.K.-based operations that provide vehicle service contracts and insurance products.

(c)	Includes the operations of Venezuela and our full-service leasing operations in Austria, Germany, Greece, Portugal, and Spain.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Recurring Fair Value
The following tables display the assets and liabilities of our held-for-sale operations measured at fair value on a recurring basis. Refer to Note 21 for descriptions of valuation methodologies used to measure material assets at fair value and details of the valuation models, key inputs to these models, and significant assumptions used.

	Recurring fair value measurements
($ in millions)	Level 1	Level 2	Level 3	Total
March 31, 2012
Assets
Investment securities
Available-for-sale securities
Debt securities
Foreign government	$192	$—	$—	$192
Corporate debt	1	—	—	1
Other assets
Interest retained in financial asset sales	—	—	58	58
Total assets	$193	$—	$58	$251
December 31, 2011
Assets
Investment securities
Available-for-sale securities
Debt securities
Foreign government	$171	$15	$—	$186
Other assets
Interest retained in financial asset sales	—	—	66	66
Total assets	$171	$15	$66	$252
3.     Other Income, Net of Losses
Details of other income, net of losses, were as follows.

	Three months ended March 31,
($ in millions)	2012	2011
Mortgage processing fees and other mortgage income	$124	$44
Late charges and other administrative fees	31	33
Income from equity-method investments	29	22
Remarketing fees	20	37
Fair value adjustment on derivatives (a)	11	(14)
Securitization income	1	28
Change due to fair value option elections (b)	(14)	(17)
Other, net	75	71
Total other income, net of losses	$277	$204

(a)	Refer to Note 19 for a description of derivative instruments and hedging activities.

(b)	Refer to Note 21 for a description of fair value option elections.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

4.     Other Operating Expenses
Details of other operating expenses were as follows.

	Three months ended March 31,
($ in millions)	2012	2011
Technology and communications	$126	$119
Professional services	116	66
Insurance commissions	112	118
Lease and loan administration	46	44
Advertising and marketing	39	54
Regulatory and licensing fees	36	37
Premises and equipment depreciation	25	26
Vehicle remarketing and repossession	25	36
Occupancy	24	22
State and local non-income taxes	24	31
Mortgage representation and warranty obligation, net	19	26
Other	124	167
Total other operating expenses	$716	$746
5.     Trading Assets
The composition of trading assets was as follows.

($ in millions)	March 31, 2012	December 31, 2011
Mortgage-backed residential trading securities	$883	$608
Trading derivatives	12	14
Total trading assets	$895	$622

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

6.     Investment Securities
Our portfolio of securities includes bonds, equity securities, asset- and mortgage-backed securities, interests in securitization trusts, and other investments. The cost, fair value, and gross unrealized gains and losses on available-for-sale securities were as follows.

	March 31, 2012				December 31, 2011
	Amortized cost	Gross unrealized		Fair value	Amortized cost	Gross unrealized		Fair value
($ in millions)		gains	losses			gains	losses
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$1,438	$7	$(1)	$1,444	$1,535	$13	$(2)	$1,546
States and political subdivisions	1	—	—	1	1	—	—	1
Foreign government	851	14	(1)	864	765	20	(1)	784
Mortgage-backed residential (a)	6,773	71	(25)	6,819	7,266	87	(41)	7,312
Asset-backed	2,679	33	(5)	2,707	2,600	28	(13)	2,615
Corporate debt	1,514	45	(8)	1,551	1,486	23	(18)	1,491
Other	582	—	—	582	326	1	—	327
Total debt securities	13,838	170	(40)	13,968	13,979	172	(75)	14,076
Equity securities	1,046	24	(96)	974	1,188	25	(154)	1,059
Total available-for-sale securities (b)	$14,884	$194	$(136)	$14,942	$15,167	$197	$(229)	$15,135

(a)	Residential mortgage-backed securities include agency-backed bonds totaling $5,234 million and $6,114 million at March 31, 2012, and December 31, 2011, respectively.

(b)
Certain entities related to our Insurance operations are required to deposit securities with state regulatory authorities. These deposited securities totaled $16 million at both March 31, 2012, and December 31, 2011.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The maturity distribution of available-for-sale debt securities outstanding is summarized in the following tables. Prepayments may cause actual maturities to differ from scheduled maturities.

	Total		Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years (a)
($ in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
March 31, 2012
Fair value of available-for-sale debt securities (b)
U.S. Treasury and federal agencies	$1,444	0.8%	$241	—%	$1,201	1.0%	$2	2.2%	$—	—%
States and political subdivisions	1	5.4	—	—	—	—	—	—	1	5.4
Foreign government	864	3.8	65	7.4	555	4.0	244	2.5	—	—
Mortgage-backed residential	6,819	2.4	—	—	6	6.2	237	1.9	6,576	2.4
Asset-backed	2,707	2.1	—	—	1,611	1.9	522	2.0	574	3.0
Corporate debt	1,551	4.9	13	5.8	727	4.3	686	5.4	124	5.2
Other	582	1.4	571	1.4	—	—	11	4.1	—	—
Total available-for-sale debt securities	$13,968	2.5	$890	1.5	$4,100	2.3	$1,702	3.4	$7,275	2.5
Amortized cost of available-for-sale debt securities	$13,838		$890		$4,058		$1,673		$7,217
December 31, 2011
Fair value of available-for-sale debt securities (b)
U.S. Treasury and federal agencies	$1,546	0.9%	$231	—%	$1,202	0.9%	$113	2.2%	$—	—%
States and political subdivisions	1	5.4	—	—	—	—	—	—	1	5.4
Foreign government	784	4.4	77	7.7	506	4.3	201	3.3	—	—
Mortgage-backed residential	7,312	2.5	3	4.8	2	6.3	189	2.6	7,118	2.5
Asset-backed	2,615	2.1	—	—	1,599	1.9	574	1.9	442	3.2
Corporate debt	1,491	4.9	19	4.9	741	4.4	606	5.6	125	4.7
Other	327	1.4	316	1.3	—	—	11	4.6	—	—
Total available-for-sale debt securities	$14,076	2.6	$646	1.7	$4,050	2.4	$1,694	3.5	$7,686	2.6
Amortized cost of available-for-sale debt securities	$13,979		$644		$4,026		$1,678		$7,631

(a)	Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment options.

(b)	Yields on tax-exempt obligations are computed on a tax-equivalent basis.
The balances of cash equivalents were $5.2 billion and $5.6 billion at March 31, 2012, and December 31, 2011, respectively, and were composed primarily of money market accounts and short-term securities, including U.S. Treasury bills.
The following table presents gross gains and losses realized upon the sales of available-for-sale securities. During the three months ended March 31, 2012, we did not recognize any other-than-temporary impairment on available-for-sale securities.

	Three months ended March 31,
($ in millions)	2012	2011
Gross realized gains	$98	$94
Gross realized losses	(8)	(10)
Net realized gains	$90	$84

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents interest and dividends on available-for-sale securities.

	Three months ended March 31,
($ in millions)	2012	2011
Taxable interest	$79	$98
Taxable dividends	5	5
Interest and dividends on available-for-sale securities	$84	$103
The table below summarizes available-for-sale securities in an unrealized loss position in accumulated other comprehensive income. Based on the methodology described below that was applied to these securities, we believe that the unrealized losses relate to factors other than credit losses in the current market environment. As of March 31, 2012, we did not have the intent to sell the debt securities with an unrealized loss position in accumulated other comprehensive income, and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. As of March 31, 2012, we had the ability and intent to hold equity securities with an unrealized loss position in accumulated other comprehensive income. As a result, we believe that the securities with an unrealized loss position in accumulated other comprehensive income are not considered to be other-than-temporarily impaired at March 31, 2012. Refer to Note 1 to the Consolidated Financial Statements in our 2011 Annual Report on Form 10-K for additional information related to investment securities and our methodology for evaluating potential other-than-temporary impairments.

	March 31, 2012				December 31, 2011
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
($ in millions)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$477	$—	$—	$—	$179	$(2)	$—	$—
Foreign government	231	(1)	—	—	197	(1)	—	—
Mortgage-backed residential	2,499	(23)	72	(3)	2,302	(39)	45	(2)
Asset-backed	624	(5)	8	—	994	(13)	1	—
Corporate debt	241	(7)	14	(1)	444	(16)	30	(2)
Total temporarily impaired debt securities	4,072	(36)	94	(4)	4,116	(71)	76	(4)
Temporarily impaired equity securities	450	(65)	91	(31)	770	(148)	18	(6)
Total temporarily impaired available-for-sale securities	$4,522	$(101)	$185	$(35)	$4,886	$(219)	$94	$(10)
7.     Loans Held-for-Sale, Net
The composition of loans held-for-sale, net, was as follows.

	March 31, 2012			December 31, 2011
($ in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total
Consumer automobile	$623	$—	$623	$425	$—	$425
Consumer mortgage
1st Mortgage	5,299	35	5,334	7,360	12	7,372
Home equity	713	—	713	740	—	740
Total consumer mortgage (a)	6,012	35	6,047	8,100	12	8,112
Commercial and industrial
Other	—	—	—	20	—	20
Total loans held-for-sale (b)	$6,635	$35	$6,670	$8,545	$12	$8,557

(a)	Fair value option-elected domestic consumer mortgages were $1.8 billion and $3.9 billion at March 31, 2012, and December 31, 2011, respectively. Refer to Note 21 for additional information.

(b)
Totals are net of unamortized premiums and discounts and deferred fees and costs. Included in the totals are net unamortized discounts of $275 million and $221 million at March 31, 2012, and December 31, 2011, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table summarizes held-for-sale mortgage loans reported at carrying value by higher-risk loan type.

($ in millions)	March 31, 2012	December 31, 2011
High original loan-to-value (greater than 100%) mortgage loans	$577	$423
Payment-option adjustable-rate mortgage loans	13	12
Interest-only mortgage loans	283	298
Below-market rate (teaser) mortgages	167	169
Total higher-risk mortgage loans held-for-sale (a)	$1,040	$902

(a)	The majority of these loans are held by our Mortgage Legacy Portfolio and Other operations at March 31, 2012, and December 31, 2011.
8.     Finance Receivables and Loans, Net
The composition of finance receivables and loans, net, reported at carrying value before allowance for loan losses was as follows.

	March 31, 2012			December 31, 2011
($ in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total
Consumer automobile	$49,444	$17,770	$67,214	$46,576	$16,883	$63,459
Consumer mortgage
1st Mortgage	6,929	9	6,938	6,867	24	6,891
Home equity	3,020	—	3,020	3,102	—	3,102
Total consumer mortgage	9,949	9	9,958	9,969	24	9,993
Commercial
Commercial and industrial
Automobile	28,197	8,407	36,604	26,552	8,265	34,817
Mortgage	1,377	26	1,403	1,887	24	1,911
Other	1,204	56	1,260	1,178	63	1,241
Commercial real estate
Automobile	2,372	160	2,532	2,331	154	2,485
Mortgage	—	15	15	—	14	14
Total commercial	33,150	8,664	41,814	31,948	8,520	40,468
Loans at fair value (a)	589	243	832	603	232	835
Total finance receivables and loans (b)	$93,132	$26,686	$119,818	$89,096	$25,659	$114,755

(a)	Includes domestic consumer mortgages at fair value as a result of fair value option election. Refer to Note 21 for additional information.

(b)	Totals are net of unearned income, unamortized premiums and discounts, and deferred fees and costs of $3.0 billion and $2.9 billion at March 31, 2012, and December 31, 2011, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans.

Three months ended March 31, 2012 ($ in millions)	Consumer automobile	Consumer mortgage	Commercial	Total
Allowance at January 1, 2012	$766	$516	$221	$1,503
Charge-offs
Domestic	(100)	(45)	(2)	(147)
Foreign	(36)	—	—	(36)
Total charge-offs	(136)	(45)	(2)	(183)
Recoveries
Domestic	46	2	7	55
Foreign	16	—	5	21
Total recoveries	62	2	12	76
Net charge-offs	(74)	(43)	10	(107)
Provision for loan losses	133	28	(21)	140
Other	7	—	3	10
Allowance at March 31, 2012	$832	$501	$213	$1,546
Allowance for loan losses
Individually evaluated for impairment	$8	$168	$47	$223
Collectively evaluated for impairment	816	333	166	1,315
Loans acquired with deteriorated credit quality	8	—	—	8
Finance receivables and loans at historical cost
Ending balance	67,214	9,958	41,814	118,986
Individually evaluated for impairment	88	619	367	1,074
Collectively evaluated for impairment	67,055	9,339	41,447	117,841
Loans acquired with deteriorated credit quality	71	—	—	71

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Three months ended March 31, 2011 ($ in millions)	Consumer automobile	Consumer mortgage	Commercial	Total
Allowance at January 1, 2011	$970	$580	$323	$1,873
Charge-offs
Domestic	(139)	(60)	(6)	(205)
Foreign	(42)	—	(31)	(73)
Total charge-offs	(181)	(60)	(37)	(278)
Recoveries
Domestic	50	3	6	59
Foreign	19	—	11	30
Total recoveries	69	3	17	89
Net charge-offs	(112)	(57)	(20)	(189)
Provision for loan losses	53	40	20	113
Other	5	—	4	9
Allowance at March 31, 2011	$916	$563	$327	$1,806
Allowance for loan losses
Individually evaluated for impairment	$—	$98	$103	$201
Collectively evaluated for impairment	900	465	224	1,589
Loans acquired with deteriorated credit quality	16	—	—	16
Finance receivables and loans at historical cost
Ending balance	56,868	10,568	39,052	106,488
Individually evaluated for impairment	—	529	1,164	1,693
Collectively evaluated for impairment	56,724	10,039	37,888	104,651
Loans acquired with deteriorated credit quality	144	—	—	144
The following table presents information about significant sales of finance receivables and loans recorded at historical cost and transfers of finance receivables and loans from held-for-investment to held-for-sale.

	Three months ended March 31,
($ in millions)	2012	2011
Consumer mortgage	$40	$65
Commercial	—	6
Total sales and transfers	$40	$71

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents an analysis of our past due finance receivables and loans recorded at historical cost reported at carrying value before allowance for loan losses.

($ in millions)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total finance receivables and loans
March 31, 2012
Consumer automobile	$612	$124	$186	$922	$66,292	$67,214
Consumer mortgage
1st Mortgage	91	34	165	290	6,648	6,938
Home equity	16	10	16	42	2,978	3,020
Total consumer mortgage	107	44	181	332	9,626	9,958
Commercial
Commercial and industrial
Automobile	3	3	64	70	36,534	36,604
Mortgage	26	—	—	26	1,377	1,403
Other	—	—	1	1	1,259	1,260
Commercial real estate
Automobile	2	—	25	27	2,505	2,532
Mortgage	—	—	15	15	—	15
Total commercial	31	3	105	139	41,675	41,814
Total consumer and commercial	$750	$171	$472	$1,393	$117,593	$118,986
December 31, 2011
Consumer automobile	$802	$162	$179	$1,143	$62,316	$63,459
Consumer mortgage
1st Mortgage	91	35	162	288	6,603	6,891
Home equity	21	11	18	50	3,052	3,102
Total consumer mortgage	112	46	180	338	9,655	9,993
Commercial
Commercial and industrial
Automobile	—	1	126	127	34,690	34,817
Mortgage	—	—	—	—	1,911	1,911
Other	—	—	1	1	1,240	1,241
Commercial real estate
Automobile	2	1	34	37	2,448	2,485
Mortgage	—	2	12	14	—	14
Total commercial	2	4	173	179	40,289	40,468
Total consumer and commercial	$916	$212	$532	$1,660	$112,260	$113,920

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents the carrying value before allowance for loan losses of our finance receivables and loans recorded at historical cost on nonaccrual status.

($ in millions)	March 31, 2012	December 31, 2011
Consumer automobile	$245	$228
Consumer mortgage
1st Mortgage	246	281
Home equity	52	58
Total consumer mortgage	298	339
Commercial
Commercial and industrial
Automobile	174	223
Mortgage	26	—
Other	33	37
Commercial real estate
Automobile	54	67
Mortgage	15	12
Total commercial	302	339
Total consumer and commercial finance receivables and loans	$845	$906
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

	March 31, 2012			December 31, 2011
($ in millions)	Performing	Nonperforming	Total	Performing	Nonperforming	Total
Consumer automobile	$66,969	$245	$67,214	$63,231	$228	$63,459
Consumer mortgage
1st Mortgage	6,692	246	6,938	6,610	281	6,891
Home equity	2,968	52	3,020	3,044	58	3,102
Total consumer mortgage	$9,660	$298	$9,958	$9,654	$339	$9,993
The following table presents pass and criticized credit quality indicators based on regulatory definitions for our commercial finance receivables and loans recorded at historical cost reported at carrying value before allowance for loan losses.

	March 31, 2012			December 31, 2011
($ in millions)	Pass	Criticized (a)	Total	Pass	Criticized (a)	Total
Commercial
Commercial and industrial
Automobile	$34,338	$2,266	$36,604	$32,464	$2,353	$34,817
Mortgage	1,250	153	1,403	1,760	151	1,911
Other	913	347	1,260	883	358	1,241
Commercial real estate
Automobile	2,354	178	2,532	2,305	180	2,485
Mortgage	—	15	15	—	14	14
Total commercial	$38,855	$2,959	$41,814	$37,412	$3,056	$40,468

(a)
Includes loans classified as special mention, substandard, or doubtful. These classifications are based on regulatory definitions and generally represent loans within our portfolio that have a higher default risk or have already defaulted.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Impaired Loans and Troubled Debt Restructurings
Impaired Loans
Loans are considered impaired when we determine it is probable that we will be unable to collect all amounts due according to the terms of the loan agreement. For more information on our impaired finance receivables and loans, refer to Note 1 to the Consolidated Financial Statements in our 2011 Annual Report on Form 10-K.
The following table presents information about our impaired finance receivables and loans recorded at historical cost.

($ in millions)	Unpaid principal balance	Carrying value before allowance	Impaired with no allowance	Impaired with an allowance	Allowance for impaired loans
March 31, 2012
Consumer automobile	$88	$88	$—	$88	$8
Consumer mortgage
1st Mortgage	526	518	88	430	124
Home equity	100	101	—	101	44
Total consumer mortgage	626	619	88	531	168
Commercial
Commercial and industrial
Automobile	169	169	82	87	12
Mortgage	26	26	—	26	11
Other	33	33	21	12	5
Commercial real estate
Automobile	59	59	29	30	13
Mortgage	15	15	2	13	5
Total commercial	302	302	134	168	46
Total consumer and commercial finance receivables and loans	$1,016	$1,009	$222	$787	$222
December 31, 2011
Consumer automobile	$69	$69	$—	$69	$7
Consumer mortgage
1st Mortgage	516	508	83	425	126
Home equity	97	98	—	98	46
Total consumer mortgage	613	606	83	523	172
Commercial
Commercial and industrial
Automobile	222	222	64	158	22
Mortgage	—	—	—	—	—
Other	37	37	25	12	5
Commercial real estate
Automobile	68	68	32	36	18
Mortgage	12	12	1	11	5
Total commercial	339	339	122	217	50
Total consumer and commercial finance receivables and loans	$1,021	$1,014	$205	$809	$229

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents average balance and interest income for our impaired finance receivables and loans.

	2012		2011
Three months ended March 31, ($ in millions)	Average balance	Interest income	Average balance	Interest income
Consumer automobile	$83	$2	$—	$—
Consumer mortgage
1st Mortgage	512	4	423	4
Home equity	100	1	85	1
Total consumer mortgage	612	5	508	5
Commercial
Commercial and industrial
Automobile	196	2	336	—
Mortgage	7	—	42	5
Other	34	—	128	1
Commercial real estate
Automobile	63	—	178	—
Mortgage	15	—	63	1
Total commercial	315	2	747	7
Total consumer and commercial finance receivables and loans	$1,010	$9	$1,255	$12
Troubled Debt Restructurings
TDRs are loan modifications where concessions were granted to borrowers experiencing financial difficulties. Numerous initiatives, such as Home Affordable Modification Program are in place to provide support to our mortgage customers in financial distress, including principal forgiveness, maturity extensions, delinquent interest capitalization, and changes to contractual interest rates. Additionally for automobile loans, we offer several types of assistance to aid our customers including changing the due date, and rewriting the loan terms. Total TDRs recorded at historical cost and reported at carrying value before allowance for loan losses at March 31, 2012, increased $38 million to $772 million from December 31, 2011. Refer to Note 1 to the Consolidated Financial Statements in our 2011 Annual Report on Form 10-K for additional information.
The following table present information related to finance receivables and loans recorded at historical cost modified in connection with a troubled debt restructuring during the period.

	2012			2011
Three months ended March 31, ($ in millions)	Number of loans	Pre-modification carrying value before allowance	Post-modification carrying value before allowance	Number of loans	Pre-modification carrying value before allowance	Post-modification carrying value before allowance
Consumer automobile	2,792	$33	$33	1,228	$17	$17
Consumer mortgage
1st Mortgage	77	28	27	127	44	44
Home equity	173	10	9	216	13	11
Total consumer mortgage	250	38	36	343	57	55
Commercial
Commercial and industrial
Automobile	3	3	3	1	3	3
Mortgage	—	—	—	—	—	—
Commercial real estate
Automobile	1	2	2	—	—	—
Mortgage	—	—	—	—	—	—
Total commercial	4	5	5	1	3	3
Total consumer and commercial finance receivables and loans	3,046	$76	$74	1,572	$77	$75

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table present information about finance receivables and loans recorded at historical cost that have redefaulted during the reporting period and were within 12 months or less of being modified as a troubled debt restructuring. Redefault is when finance receivables and loans meet the requirements for evaluation under our charge-off policy (Refer to Note 1 to the Consolidated Financial Statements in our 2011 Annual Report on Form 10-K for additional information) except for commercial finance receivables and loans where default is defined as 90 days past due.

	2012			2011
Three months ended March 31, ($ in millions)	Number of loans	Carrying value before allowance	Charge-off amount	Number of loans	Carrying value before allowance	Charge-off amount
Consumer automobile	208	$2	$1	—	$—	$—
Consumer mortgage
1st Mortgage	5	1	—	1	—	—
Home equity	4	1	1	2	—	—
Total consumer mortgage	9	2	1	3	—	—
Commercial
Commercial and industrial
Automobile	2	2	—	—	—	—
Total commercial	2	2	—	—	—	—
Total consumer and commercial finance receivables and loans	219	$6	$2	3	$—	$—
At March 31, 2012, and December 31, 2011, commercial commitments to lend additional funds to debtors owing receivables whose terms had been modified in a troubled debt restructuring were $19 million and $45 million, respectively.
Higher-Risk Mortgage Concentration Risk
The following table summarizes held-for-investment mortgage finance receivables and loans recorded at historical cost and reported at carrying value before allowance for loan losses by higher-risk loan type.

($ in millions)	March 31, 2012	December 31, 2011
Interest-only mortgage loans (a)	$2,828	$2,947
Below-market rate (teaser) mortgages	240	248
Total higher-risk mortgage finance receivables and loans (b)	$3,068	$3,195

(a)	The majority of the interest-only mortgage loans are expected to start principal amortization in 2015 or beyond.

(b)	The majority of these loans are held by our Mortgage Legacy Portfolio and Other operations at March 31, 2012, and December 31, 2011.
9.     Investment in Operating Leases, Net
Investments in operating leases were as follows.

($ in millions)	March 31, 2012	December 31, 2011
Vehicles and other equipment	$11,983	$11,160
Accumulated depreciation	(1,935)	(1,885)
Investment in operating leases, net	$10,048	$9,275
Depreciation expense on operating lease assets includes remarketing gains and losses recognized on the sale of operating lease assets. The following summarizes the components of depreciation expense on operating lease assets.

	Three months ended March 31,
($ in millions)	2012	2011
Depreciation expense on operating lease assets (excluding remarketing gains)	$347	$390
Remarketing gains	(54)	(120)
Depreciation expense on operating lease assets	$293	$270

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

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
Securitizations
We provide a wide range of consumer and commercial automobile loans, operating leases, and mortgage loan products to a diverse customer base. We often securitize these loans and leases (which we collectively describe as loans or financial assets) through the use of securitization entities, which may or may not be consolidated on our Consolidated Balance Sheet. We securitize consumer and commercial automobile loans and operating leases through private-label securitizations. We securitize consumer mortgage loans through transactions involving the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac), and the Government National Mortgage Association (Ginnie Mae) (collectively the Government-Sponsored Enterprises or GSEs), or private-label mortgage securitizations. During the three months ended March 31, 2012 and 2011, our consumer mortgage loans were primarily securitized through the GSEs.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

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
Other than our customary representation and warranty provisions, these securitizations are nonrecourse to us, thereby transferring the risk of future credit losses to the extent the beneficial interests in the securitization entities are held by third parties. Representation and warranty provisions generally require us to repurchase loans or indemnify the investor or other party for incurred losses to the extent it is determined that the loans were ineligible or were otherwise defective at the time of sale. Refer to Note 24 for detail on representation and warranty provisions. We did not provide any noncontractual financial support to any of these entities during the three months ended March 31, 2012 and 2011.
Other Variable Interest Entities
Servicer Advance Funding Entity
To assist in the financing of our servicer advance receivables, we formed an SPE that issues variable funding notes to third-party investors that are collateralized by servicer advance receivables. These servicer advance receivables are transferred to the SPE and consist of delinquent principal and interest advances we made as servicer to various investors; property taxes and insurance premiums advanced to taxing authorities and insurance companies on behalf of borrowers; and amounts advanced for mortgages in foreclosure. The SPE funds the purchase of the receivables through financing obtained from the third-party investors and subordinated loans or an equity contribution from our mortgage activities. This SPE is consolidated on our balance sheet at March 31, 2012, and December 31, 2011. The beneficial interest holder of this SPE does not have legal recourse to our general credit. We do not have a contractual obligation to provide any type of financial support in the future, nor have we provided noncontractual financial support to the entity during the three months ended March 31, 2012 and 2011.
Other
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Our involvement with consolidated and nonconsolidated VIEs in which we hold variable interests is presented below.

($ in millions)	Consolidated involvement with VIEs		Assets of nonconsolidated VIEs (a)		Maximum exposure to loss in nonconsolidated VIEs
March 31, 2012
On-balance sheet variable interest entities
Consumer automobile	$28,953		$—		$—
Consumer mortgage — private-label	1,086		—		—
Commercial automobile	18,245		—		—
Other	961		—		—
Off-balance sheet variable interest entities
Consumer mortgage — Ginnie Mae	2,665	(b)	43,317		43,317	(c)
Consumer mortgage — CMHC	62	(b)	3,131		62	(d)
Consumer mortgage — private-label	132	(b)	4,194		4,194	(c)
Consumer mortgage — other	—		—	(e)	16	(f)
Commercial other	48	(g)	—	(h)	193
Total	$52,152		$50,642		$47,782
December 31, 2011
On-balance sheet variable interest entities
Consumer automobile	$26,504		$—		$—
Consumer mortgage — private-label	1,098		—		—
Commercial automobile	19,594		—		—
Other	956		—		—
Off-balance sheet variable interest entities
Consumer mortgage — Ginnie Mae	2,652	(b)	44,127		44,127	(c)
Consumer mortgage — CMHC	66	(b)	3,222		66	(d)
Consumer mortgage — private-label	141	(b)	4,408		4,408	(c)
Consumer mortgage — other	—		—	(e)	17	(f)
Commercial other	83	(g)	—	(h)	242
Total	$51,094		$51,757		$48,860

(a)	Asset values represent the current unpaid principal balance of outstanding consumer finance receivables and loans within the VIEs.

(b)
Includes $2.4 billion and $2.4 billion classified as mortgage loans held-for-sale, $87 million and $92 million classified as trading securities or other assets, and $419 million and $386 million classified as mortgage servicing rights at March 31, 2012, and December 31, 2011, respectively. CMHC is the Canada Mortgage and Housing Corporation.

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

(g)
Includes $65 million and $100 million classified as finance receivables and loans, net, and $20 million and $20 million classified as other assets, offset by $37 million and $37 million classified as accrued expenses and other liabilities at March 31, 2012, and December 31, 2011, respectively.

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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

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
Nonconsolidated VIEs include entities for which we either do not hold significant variable interests or do not provide servicing or asset management functions for the financial assets held by the securitization entity. Additionally, to qualify for off-balance sheet treatment, transfers of financial assets must meet the sale accounting conditions in ASC 860, Transfers and Servicing. Our residential mortgage loan securitizations consist of GSEs and private-label securitizations. We are not the primary beneficiary of any GSE loan securitization transaction because we do not have the power to direct the significant activities of such entities. Additionally, we do not consolidate certain private-label mortgage securitizations because we do not have a variable interest that could potentially be significant or we do not have power to direct the activities that most significantly impact the performance of the VIE.
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

	Three months ended March 31,
($ in millions)	2012	2011
Consumer mortgage — GSEs	$280	$(3)
Consumer mortgage — private-label	—	(1)
Total pretax gain (loss)	$280	$(4)

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table summarizes cash flows received from and paid related to securitization entities, asset-backed financings, or other similar transfers of financial assets where the transfer is accounted for as a sale and we have a continuing involvement with the transferred assets (e.g., servicing) that were outstanding during the three months ended March 31, 2012 and 2011. Additionally, this table contains information regarding cash flows received from and paid to nonconsolidated securitization entities that existed during each period.

Three months ended March 31, ($ in millions)	Consumer mortgage GSEs	Consumer mortgage private-label
2012
Cash proceeds from transfers completed during the period	$10,645	$—
Cash flows received on retained interests in securitization entities	—	14
Servicing fees	249	48
Purchases of previously transferred financial assets	(580)	(8)
Representations and warranties obligations	(19)	(4)
Other cash flows	10	23
2011
Cash proceeds from transfers completed during the period	$15,153	$595
Cash flows received on retained interests in securitization entities	—	20
Servicing fees	220	43
Purchases of previously transferred financial assets	(554)	(7)
Representations and warranties obligations	(44)	—
Other cash flows	70	62
The following table represents on-balance sheet loans held-for-sale and finance receivable and loans, off-balance sheet securitizations, and whole-loan sales where we have continuing involvement. The table presents quantitative information about delinquencies and net credit losses. Refer to Note 11 for further detail on total serviced assets.

	Total Amount		Amount 60 days or more past due		Net credit losses
					Three months ended
($ in millions)	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	March 31, 2011
On-balance sheet loans
Consumer automobile	$67,837	$63,884	$310	$341	$74	$112
Consumer mortgage (a)	16,837	18,940	3,202	3,242	20	94
Commercial automobile	39,136	37,302	92	162	—	3
Commercial mortgage	1,418	1,925	15	14	(1)	16
Commercial other	1,260	1,261	1	1	(9)	1
Total on-balance sheet loans	126,488	123,312	3,620	3,760	84	226
Off-balance sheet securitization entities
Consumer mortgage — GSEs (b)	255,160	262,984	8,934	9,456	n/m	n/m
Consumer mortgage — private-label	61,686	63,991	11,070	11,301	749	1,289
Total off-balance sheet securitization entities	316,846	326,975	20,004	20,757	749	1,289
Whole-loan transactions (c)	29,516	33,961	2,116	2,901	142	215
Total	$472,850	$484,248	$25,740	$27,418	$975	$1,730
n/m = not meaningful

(a)
Includes loans subject to conditional repurchase options of $2.3 billion and $2.3 billion guaranteed by the GSEs, and $129 million and $132 million sold to certain private-label mortgage securitization entities at March 31, 2012, and December 31, 2011, respectively.

(b)	Anticipated credit losses are not meaningful due to the GSE guarantees.

(c)	Whole-loan transactions are not part of a securitization transaction, but represent consumer automobile and consumer mortgage pools of loans sold to third-party investors.
Changes in Accounting for Variable Interest Entities
For the three months ended March 31, 2012 and 2011, there were no material changes in the accounting for variable interest entities.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

11.     Servicing Activities
Mortgage Servicing Rights
The following table summarizes activity related to MSRs, which are carried at fair value. Although there are limited market transactions that are directly observable, management estimates fair value based on the price it believes would be received to sell the MSR asset in an orderly transaction under current market conditions.

Three months ended March 31, ($ in millions)	2012	2011
Estimated fair value at January 1,	$2,519	$3,738
Additions recognized on sale of mortgage loans	75	184
Additions from purchases of servicing rights	—	2
Subtractions from sales of servicing assets	—	(266)
Changes in fair value
Due to changes in valuation inputs or assumptions used in the valuation model	163	297
Other changes in fair value	(162)	(181)
Estimated fair value at March 31,	$2,595	$3,774
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model include all changes due to a revaluation by a model or by a benchmarking exercise. Other changes in fair value primarily include the accretion of the present value of the discount related to forecasted cash flows and the economic runoff of the portfolio. Refer to Note 1 to the Consolidated Financial Statements in our 2011 Annual Report on Form 10-K for additional information regarding our significant assumptions and valuation techniques used in the valuation of mortgage servicing rights.
The key economic assumptions and sensitivity of the fair value of MSRs to immediate 10% and 20% adverse changes in those assumptions were as follows.

($ in millions)	March 31, 2012	December 31, 2011
Weighted average life (in years)	5.2	4.7
Weighted average prepayment speed	12.1%	15.7%
Impact on fair value of 10% adverse change	$(181)	$(135)
Impact on fair value of 20% adverse change	(345)	(257)
Weighted average discount rate	12.0%	10.2%
Impact on fair value of 10% adverse change	$(65)	$(59)
Impact on fair value of 20% adverse change	(125)	(114)
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
The components of servicing valuation and hedge activities, net, were as follows.

	Three months ended March 31,
($ in millions)	2012	2011
Change in estimated fair value of mortgage servicing rights	$1	$117
Change in fair value of derivative financial instruments	8	(204)
Servicing valuation and hedge activities, net	$9	$(87)
Mortgage Servicing Fees
The components of mortgage servicing fees were as follows.

	Three months ended March 31,
($ in millions)	2012	2011
Contractual servicing fees, net of guarantee fees and including subservicing	$226	$257
Late fees	19	21
Ancillary fees	35	33
Total mortgage servicing fees	$280	$311
Mortgage Servicing Advances
In connection with our primary servicing activities (i.e., servicing of mortgage loans), we make certain payments for property taxes and insurance premiums, default and property maintenance payments, as well as advances of principal and interest payments before collecting them from individual borrowers. Servicing advances including contractual interest, are priority cash flows in the event of a loan principal reduction or foreclosure and ultimate liquidation of the real estate-owned property, thus making their collection reasonably assured. These servicing advances are included in other assets on the Condensed Consolidated Balance Sheet and totaled $1.8 billion and $1.9 billion at March 31, 2012, and December 31, 2011, respectively. We maintain an allowance for uncollected primary servicing advances of $43 million at both March 31, 2012, and December 31, 2011. Our potential obligation is influenced by the loan’s performance and credit quality.
When we act as a subservicer of mortgage loans we perform the responsibilities of a primary servicer but do not own the corresponding primary servicing rights. We receive a fee from the primary servicer for such services. As the subservicer, we would have the same responsibilities of a primary servicer in that we would make certain payments of property taxes and insurance premiums, default and property maintenance, as well as advances of principal and interest payments before collecting them from individual borrowers. At March 31, 2012, and December 31, 2011, outstanding servicer advances related to subserviced loans were $127 million and $125 million, respectively, and we had a reserve for uncollected subservicer advances of $1.0 million and $1.1 million, respectively.
In many cases, where we act as master servicer, we also act as primary servicer. In connection with our master-servicing activities, we service the mortgage-backed and mortgage-related asset-backed securities and whole-loan packages sold to investors. As the master servicer, we collect mortgage loan payments from primary servicers and distribute those funds to investors in the mortgage-backed and mortgage-related asset-backed securities and whole-loan packages. As the master servicer, we are required to advance scheduled payments to the securitization trust or whole-loan investors. To the extent the primary servicer does not advance the payments, we are responsible for advancing the payment to the trust or whole-loan investors. Master-servicing advances, including contractual interest, are priority cash flows in the event of a default, thus making their collection reasonably assured. In most cases, we are required to advance these payments to the point of liquidation of the loan or reimbursement of the trust or whole-loan investors. We had outstanding master-servicing advances of $190 million and $158 million at March 31, 2012, and December 31, 2011, respectively. We had no reserve for uncollected master-servicing advances at March 31, 2012, or December 31, 2011.
Serviced Mortgage Assets
The unpaid principal balance of our serviced mortgage assets was as follows.

($ in millions)	March 31, 2012	December 31, 2011
On-balance sheet mortgage loans
Held-for-sale and investment	$17,115	$18,871
Operations held-for-sale	436	541
Off-balance sheet mortgage loans
Loans sold to third-party investors
Private-label	48,514	50,886
GSEs	255,053	262,868
Whole-loan	14,484	15,105
Purchased servicing rights	3,089	3,247
Operations held-for-sale	5,213	4,912
Total primary serviced mortgage loans	343,904	356,430
Subserviced mortgage loans	28,423	26,358
Subserviced operations held-for-sale	2	4
Total subserviced mortgage loans	28,425	26,362
Master-servicing-only mortgage loans	8,225	8,557
Total serviced mortgage loans	$380,554	$391,349
Our Mortgage operations that conduct primary and master-servicing activities are required to maintain certain servicer ratings in accordance with master agreements entered into with GSEs. At March 31, 2012, our Mortgage operations were in compliance with the servicer-rating requirements of the master agreements.
At March 31, 2012, domestic insured private-label securitizations with an unpaid principal balance of $5.4 billion contains provisions entitling the monoline or other provider of contractual credit support (surety providers) to declare a servicer default and terminate the servicer upon the failure of the loans to meet certain portfolio delinquency and/or cumulative loss thresholds. Securitizations with an unpaid principal balance of $4.8 billion had breached a delinquency and/or cumulative loss threshold. We continue to receive service fee income with respect to these securitizations. Securitizations with an unpaid principal balance of $574 million have not yet breached a delinquency or cumulative loss threshold. The value of the related MSR is $4 million at March 31, 2012. Refer to Note 24 for additional information.
Automobile Servicing Activities
We service consumer automobile contracts. Historically, we have sold a portion of our consumer automobile contracts. With respect to contracts we sell, we retain the right to service and earn a servicing fee for our servicing function. Typically, we conclude that the fee we are paid for servicing consumer automobile finance receivables represents adequate compensation, and consequently, we do not recognize a servicing asset or liability. We recognized automobile servicing fees of $30 million and $46 million during the three months ended March 31, 2012 and 2011, respectively.
Automobile Serviced Assets
The total serviced automobile loans outstanding were as follows.

($ in millions)	March 31, 2012	December 31, 2011
On-balance sheet automobile loans and leases
Consumer automobile	$67,837	$63,884
Commercial automobile	39,136	37,302
Operating leases	10,048	9,275
Operations held-for-sale	68	102
Off-balance sheet automobile loans
Loans sold to third-party investors
Whole-loan	10,456	12,318
Total serviced automobile loans and leases	$127,545	$122,881

12.     Other Assets
The components of other assets were as follows.

($ in millions)	March 31, 2012	December 31, 2011
Property and equipment at cost	$1,162	$1,152
Accumulated depreciation	(802)	(787)
Net property and equipment	360	365
Fair value of derivative contracts in receivable position	4,175	5,687
Servicer advances	2,144	2,142
Restricted cash collections for securitization trusts (a)	1,830	1,596
Collateral placed with counterparties	1,425	1,448
Other accounts receivable	1,176	1,110
Cash reserve deposits held-for-securitization trusts (b)	890	838
Restricted cash and cash equivalents	846	1,381
Debt issuance costs	610	612
Prepaid expenses and deposits	558	568
Goodwill	519	518
Real estate and other investments	411	385
Nonmarketable equity securities	394	419
Accrued interest and rent receivable	227	232
Interests retained in financial asset sales	194	231
Repossessed and foreclosed assets	150	141
Other assets	1,056	1,068
Total other assets	$16,965	$18,741

(a)	Represents cash collection from customer payments on securitized receivables. These funds are distributed to investors as payments on the related secured debt.

(b)	Represents credit enhancement in the form of cash reserves for various securitization transactions.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

13.     Deposit Liabilities
Deposit liabilities consisted of the following.

($ in millions)	March 31, 2012	December 31, 2011
Domestic deposits
Noninterest-bearing deposits	$2,314	$2,029
Interest-bearing deposits
Savings and money market checking accounts	9,859	9,035
Certificates of deposit	29,348	28,540
Dealer deposits	1,860	1,769
Total domestic deposit liabilities	43,381	41,373
Foreign deposits
Interest-bearing deposits
Savings and money market checking accounts	1,536	1,408
Certificates of deposit	1,983	1,958
Dealer deposits	306	311
Total foreign deposit liabilities	3,825	3,677
Total deposit liabilities	$47,206	$45,050
Noninterest-bearing deposits primarily represent third-party escrows associated with our mortgage loan-servicing portfolio. The escrow deposits are not subject to an executed agreement and can be withdrawn without penalty at any time. At March 31, 2012, and December 31, 2011, certificates of deposit included $10.5 billion and $10.0 billion, respectively, of domestic certificates of deposit in denominations of $100 thousand or more.
14.    Short-term Borrowings
The following table presents the composition of our short-term borrowings portfolio.

	March 31, 2012			December 31, 2011
($ in millions)	Unsecured	Secured	Total	Unsecured	Secured	Total
Demand notes	$2,987	$—	$2,987	$2,756	$—	$2,756
Bank loans and overdrafts	1,826	—	1,826	1,613	—	1,613
Federal Home Loan Bank	—	200	200	—	1,400	1,400
Securities sold under agreements to repurchase	—	561	561	—	—	—
Other (a)	173	1,456	1,629	146	1,765	1,911
Total short‑term borrowings	$4,986	$2,217	$7,203	$4,515	$3,165	$7,680

(a)	Other primarily includes nonbank secured borrowings at our Mortgage and International Automotive Finance operations.
15.    Long-term Debt
The following tables present the composition of our long-term debt portfolio.

	March 31, 2012			December 31, 2011
($ in millions)	Unsecured	Secured	Total	Unsecured	Secured	Total
Long-term debt
Due within one year (a)	$11,438	$15,139	$26,577	$11,664	$14,521	$26,185
Due after one year (b)	31,200	35,271	66,471	30,272	35,279	65,551
Fair value adjustment	942	—	942	1,058	—	1,058
Total long-term debt (c)	$43,580	$50,410	$93,990	$42,994	$49,800	$92,794

(a)	Includes $7.4 billion guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program (TLGP) at both March 31, 2012, and December 31, 2011.

(b)	Includes $2.6 billion of trust preferred securities at both March 31, 2012, and December 31, 2011.

(c)	Includes fair value option-elected secured long-term debt of $828 million and $830 million at March 31, 2012, and December 31, 2011, respectively. Refer to Note 21 for additional information.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents the scheduled remaining maturity of long-term debt at March 31, 2012, assuming no early redemptions will occur. The actual payment of secured debt may vary based on the payment activity of the related pledged assets.

Year ended December 31, ($ in millions)	2012	2013	2014	2015	2016	2017 and thereafter	Fair value adjustment	Total
Unsecured
Long-term debt	$11,219	$2,681	$5,787	$3,641	$1,469	$19,934	$942	$45,673
Original issue discount	(240)	(265)	(192)	(60)	(64)	(1,272)	—	(2,093)
Total unsecured	10,979	2,416	5,595	3,581	1,405	18,662	942	43,580
Secured
Long-term debt	10,369	16,972	11,910	6,334	1,688	2,918	—	50,191
Troubled debt restructuring concession (a)	78	82	46	13	—	—	—	219
Total secured	10,447	17,054	11,956	6,347	1,688	2,918	—	50,410
Total long-term debt	$21,426	$19,470	$17,551	$9,928	$3,093	$21,580	$942	$93,990

(a)
In the second quarter of 2008, ResCap executed an exchange offer that resulted in a concession being recognized as an adjustment to the carrying value of certain secured notes. This concession is being amortized over the life of the notes through a reduction to interest expense using an effective yield methodology.

The following table presents the scheduled remaining maturity of long-term debt held by ResCap at March 31, 2012, assuming no early redemptions will occur. The actual payment of secured debt may vary based on the payment activity of the related pledged assets.

Year ended December 31, ($ in millions)	2012	2013	2014	2015	2016	2017 and thereafter	Fair value adjustment	Total
ResCap
Unsecured debt
Long-term debt	$351	$532	$102	$114	$—	$—	$14	$1,113
Secured debt
Long-term debt	3	707	759	707	—	1,631	—	3,807
Troubled debt restructuring concession (a)	78	82	46	13	—	—	—	219
Total secured debt	81	789	805	720	—	1,631	—	4,026
ResCap — Total long-term debt	$432	$1,321	$907	$834	$—	$1,631	$14	$5,139

(a)
In the second quarter of 2008, ResCap executed an exchange offer that resulted in a concession being recognized as an adjustment to the carrying value of certain secured notes. This concession is being amortized over the life of the notes through a reduction to interest expense using an effective yield methodology.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following summarizes assets restricted as collateral for the payment of the related debt obligation primarily arising from securitization transactions accounted for as secured borrowings and repurchase agreements.

	March 31, 2012		December 31, 2011
($ in millions)	Total	Ally Bank (a)	Total	Ally Bank (a)
Trading securities	$26	$—	$27	$—
Investment securities	1,106	1,106	780	780
Loans held-for-sale	412	—	805	—
Mortgage assets held-for-investment and lending receivables	11,662	10,680	12,197	11,188
Consumer automobile finance receivables	33,429	18,195	33,888	17,320
Commercial automobile finance receivables	21,610	15,810	20,355	14,881
Investment in operating leases, net	4,964	395	4,555	431
Mortgage servicing rights	1,981	1,340	1,920	1,286
Other assets	4,063	1,973	3,973	1,816
Total assets restricted as collateral (b)	$79,253	$49,499	$78,500	$47,702
Secured debt (c)	$52,627	$27,694	$52,965	$25,533

(a)	Ally Bank is a component of the total column.

(b)
Ally Bank has an advance agreement with the Federal Home Loan Bank of Pittsburgh (FHLB) and access to the Federal Reserve Bank Discount Window. Ally Bank had assets pledged and restricted as collateral to the FHLB and Federal Reserve Bank totaling $11.3 billion and $11.8 billion at March 31, 2012, and December 31, 2011, respectively. These assets were composed of consumer and commercial mortgage finance receivables and loans, net; consumer automobile finance receivables and loans, net; and investment securities. Under the agreement with the FHLB, Ally Bank also had assets pledged as collateral under a blanket-lien totaling $7.9 billion and $7.3 billion at March 31, 2012, and December 31, 2011, respectively. These assets were primarily composed of mortgage servicing rights; consumer and commercial mortgage finance receivables and loans, net; and other assets. Availability under these programs is generally only for the operations of Ally Bank and cannot be used to fund the operations or liabilities of Ally or its subsidiaries.

(c)	Includes $2.2 billion and $3.2 billion of short-term borrowings at March 31, 2012, and December 31, 2011, respectively.
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
On March 1, 2011, the Declaration of Trust and certain other documents related to the TRUPS were amended and all the outstanding TRUPS held by Treasury were designated 8.125% Fixed Rate / Floating Rate Trust Preferred Securities, Series (Series 2 TRUPS). On March 7, 2011, Treasury sold 100% of the Series 2 TRUPS in an offering registered with the SEC. Ally did not receive any proceeds from the sale.
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
Funding Facilities
We utilize both committed and uncommitted credit facilities. The financial institutions providing the uncommitted facilities are not contractually obligated to advance funds under them. The amounts outstanding under our various funding facilities are included on our Condensed Consolidated Balance Sheet.
As of March 31, 2012, Ally Bank had exclusive access to $9.5 billion of funding capacity from committed credit facilities. Ally Bank also has access to a $3.9 billion committed facility that is shared with the parent company. Funding programs supported by the Federal Reserve and the FHLB, together with repurchase agreements, complement Ally Bank’s private committed facilities.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The total capacity in our committed funding facilities is provided by banks and other financial institutions through private transactions. The committed secured funding facilities can be revolving in nature and allow for additional funding during the commitment period, or they can be amortizing and do not allow for any further funding after the closing date. At March 31, 2012, $32.5 billion of our $42.9 billion of committed capacity was revolving. Our revolving facilities generally have an original tenor ranging from 364 days to two years. As of March 31, 2012, we had $18.2 billion of committed funding capacity from revolving facilities with a remaining tenor greater than 364 days.
Committed Funding Facilities

	Outstanding		Unused capacity (a)		Total capacity
($ in billions)	Mar. 31, 2012	Dec. 31, 2011	Mar. 31, 2012	Dec. 31, 2011	Mar. 31, 2012	Dec. 31, 2011
Bank funding
Secured	$4.7	$5.8	$4.8	$3.7	$9.5	$9.5
Nonbank funding
Unsecured
Automotive Finance operations	0.5	0.3	0.4	0.5	0.9	0.8
Secured
Automotive Finance operations (b)	13.9	14.3	13.6	13.2	27.5	27.5
Mortgage operations	0.9	0.7	0.2	0.5	1.1	1.2
Total nonbank funding	15.3	15.3	14.2	14.2	29.5	29.5
Shared capacity (c)	0.1	1.6	3.8	2.5	3.9	4.1
Total committed facilities	$20.1	$22.7	$22.8	$20.4	$42.9	$43.1

(a)
Funding from committed secured facilities is available on request in the event excess collateral resides in certain facilities or is available to the extent incremental collateral is available and contributed to the facilities.

(b)
Total unused capacity includes $4.0 billion as of March 31, 2012, and $4.9 billion as of December 31, 2011, from certain committed funding arrangements that are generally reliant upon the origination of future automotive receivables and that are available in 2012 and 2013.

(c)	Funding is generally available for assets originated by Ally Bank or the parent company, Ally Financial Inc.
Uncommitted Funding Facilities

	Outstanding		Unused capacity		Total capacity
($ in billions)	Mar. 31, 2012	Dec. 31, 2011	Mar. 31, 2012	Dec. 31, 2011	Mar. 31, 2012	Dec. 31, 2011
Bank funding
Secured
Federal Reserve funding programs	$—	$—	$2.9	$3.2	$2.9	$3.2
FHLB advances	5.0	5.4	0.3	—	5.3	5.4
Repurchase agreements	0.6	—	—	—	0.6	—
Total bank funding	5.6	5.4	3.2	3.2	8.8	8.6
Nonbank funding
Unsecured
Automotive Finance operations	2.2	1.9	0.4	0.5	2.6	2.4
Secured
Automotive Finance operations	0.1	0.1	0.1	0.1	0.2	0.2
Mortgage operations	—	—	—	0.1	—	0.1
Total nonbank funding	2.3	2.0	0.5	0.7	2.8	2.7
Total uncommitted facilities	$7.9	$7.4	$3.7	$3.9	$11.6	$11.3

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

16.    Equity
The following table summarizes information about our Series F-2, Series A, and Series G preferred stock.

	March 31, 2012	December 31, 2011
Mandatorily convertible preferred stock held by U.S. Department of Treasury
Series F-2 preferred stock (a)
Carrying value ($ in millions)	$5,685	$5,685
Par value (per share)	$0.01	$0.01
Liquidation preference (per share)	$50	$50
Number of shares authorized	228,750,000	228,750,000
Number of shares issued and outstanding	118,750,000	118,750,000
Dividend/coupon	Fixed 9%	Fixed 9%
Redemption/call feature	Perpetual (b)	Perpetual (b)
Preferred stock
Series A preferred stock
Carrying value ($ in millions)	$1,021	$1,021
Par value (per share)	$0.01	$0.01
Liquidation preference (per share)	$25	$25
Number of shares authorized	160,870,560	160,870,560
Number of shares issued and outstanding	40,870,560	40,870,560
Dividend/coupon
Prior to May 15, 2016	8.5%	8.5%
On and after May 15, 2016	three month LIBOR + 6.243%	three month LIBOR + 6.243%
Redemption/call feature	Perpetual (c)	Perpetual (c)
Series G preferred stock (d)
Carrying value ($ in millions)	$234	$234
Par value (per share)	$0.01	$0.01
Liquidation preference (per share)	$1,000	$1,000
Number of shares authorized	2,576,601	2,576,601
Number of shares issued and outstanding	2,576,601	2,576,601
Dividend/coupon	Fixed 7%	Fixed 7%
Redemption/call feature	Perpetual (e)	Perpetual (e)

(a)	Mandatorily convertible to common equity on December 30, 2016.

(b)	Convertible prior to mandatory conversion date with consent of Treasury.

(c)	Nonredeemable prior to May 15, 2016.

(d)
Pursuant to a registration rights agreement, we are required to maintain an effective shelf registration statement. In the event we fail to meet this obligation, we may be required to pay additional interest to the holders of the Series G Preferred Stock.

(e)	Redeemable beginning at December 31, 2011.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

17.    Earnings per Common Share
The following table presents the calculation of basic and diluted earnings per common share.

	Three months ended March 31,
($ in millions except per share data)	2012	2011
Net income from continuing operations	$302	$169
Preferred stock dividends — U.S. Department of Treasury	(134)	(134)
Preferred stock dividends	(67)	(69)
Impact of preferred stock amendment	—	32
Net income (loss) from continuing operations attributable to common shareholders (a)	101	(2)
Income (loss) from discontinued operations, net of tax	8	(23)
Net income (loss) attributable to common shareholders	$109	$(25)
Basic weighted-average common shares outstanding	1,330,970	1,330,970
Diluted weighted-average common shares outstanding (a)	1,330,970	1,330,970
Basic earnings per common share
Net income (loss) from continuing operations	$76	$(2)
Income (loss) from discontinued operations, net of tax	6	(17)
Net income (loss)	$82	$(19)
Diluted earnings per common share (a)
Net income (loss) from continuing operations	$76	$(2)
Income (loss) from discontinued operations, net of tax	6	(17)
Net income (loss)	$82	$(19)

(a)
Due to the antidilutive effect of converting the Fixed Rate Cumulative Mandatorily Convertible Preferred Stock into common shares and the net income (loss) attributable to common shareholders for the three months ended March 31, 2012, and 2011, income (loss) attributable to common shareholders and basic weighted-average common shares outstanding were used to calculate basic and diluted earnings per share.

The effects of converting the outstanding Fixed Rate Cumulative Mandatorily Convertible Preferred Stock into common shares are not included in the diluted earnings per share calculation for the three months ended March 31, 2012 and 2011, as the effects would be antidilutive for those periods. As such, 574 thousand of potential common shares were excluded from the diluted earnings per share calculation for the three months ended March 31, 2012, and 2011, respectively.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

and its Tier 1 risk-based capital ratio equals or exceeds 6%; and for insured depository institutions, when its leverage ratio equals or exceeds 5%, unless subject to a regulatory directive to maintain higher capital levels.
The banking regulators have also developed a measure of capital called “Tier 1 common” defined as Tier 1 capital less noncommon elements, including qualifying perpetual preferred stock, minority interest in subsidiaries, trust preferred securities, and mandatory convertible preferred securities. Tier 1 common is used by banking regulators, investors and analysts to assess and compare the quality and composition of Ally's capital with the capital of other financial services companies. Also, bank holding companies with assets of $50 billion or more, such as Ally, must develop and maintain a capital plan annually, and among other elements, the capital plan must include a discussion of how we will maintain a pro forma Tier 1 common ratio (Tier 1 common to risk-weighted assets) above 5% under expected conditions and certain stressed scenarios.
On October 29, 2010, Ally, IB Finance Holding Company, LLC, Ally Bank, and the FDIC entered into a Capital and Liquidity Maintenance Agreement (CLMA). The CLMA requires capital at Ally Bank to be maintained at a level such that Ally Bank's leverage ratio is at least 15%. For this purpose, the leverage ratio is determined in accordance with the FDIC's regulations related to capital maintenance.
The following table summarizes our capital ratios.

	March 31, 2012		December 31, 2011		Required minimum		Well-capitalized minimum
($ in millions)	Amount	Ratio	Amount	Ratio
Risk-based capital
Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$21,398	13.50%	$21,158	13.71%	4.00%		6.00%
Ally Bank	13,189	16.90	12,953	17.42	4.00		6.00
Total (to risk-weighted assets)
Ally Financial Inc.	$23,026	14.53%	$22,755	14.75%	8.00%		10.00%
Ally Bank	13,921	17.84	13,675	18.40	8.00		10.00
Tier 1 leverage (to adjusted quarterly average assets) (a)
Ally Financial Inc.	$21,398	11.65%	$21,158	11.50%	3.00–4.00%		(b)
Ally Bank	13,189	15.61	12,953	15.50	15.00	(c)	5.00%
Tier 1 common (to risk-weighted assets)
Ally Financial Inc.	$11,916	7.52%	$11,676	7.57%	n/a		n/a
Ally Bank	n/a	n/a	n/a	n/a	n/a		n/a
n/a = not applicable

(a)	Federal regulatory reporting guidelines require the calculation of adjusted quarterly average assets using a daily average methodology.

(b)	There is no Tier 1 leverage component in the definition of a well-capitalized bank holding company.

(c)	Ally Bank, in accordance with the CLMA, is required to maintain a Tier 1 leverage ratio of at least 15%.
At March 31, 2012, Ally and Ally Bank were “well-capitalized” and met all capital requirements to which each was subject.
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
Interest Rate Risk
We execute interest rate swaps to modify our exposure to interest rate risk by converting certain fixed-rate instruments to a variable-rate and certain variable-rate instruments to a fixed rate. We monitor our mix of fixed- and variable-rate debt in relation to the rate profile of our assets. When it is cost effective to do so, we may enter into interest rate swaps to achieve our desired mix of fixed- and variable-rate debt. Derivatives qualifying for hedge accounting consist of fixed-rate debt obligations in which receive-fixed swaps are designated as hedges of specific fixed-rate debt obligations. Other derivatives qualifying for hedge accounting consist of an existing variable-rate liability in which pay fixed swaps are designated as hedges of the expected future cash flows in the form of interest payments on the outstanding borrowing associated with Ally Bank's secured floating-rate credit facility.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

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
Our foreign subsidiaries maintain both assets and liabilities in local currencies; these local currencies are generally the subsidiaries' functional currencies for accounting purposes. Foreign-currency exchange-rate gains and losses arise when the assets or liabilities of our subsidiaries are denominated in currencies that differ from its functional currency. In addition, our equity is impacted by the cumulative translation adjustments resulting from the translation of foreign subsidiary results; this impact is reflected in our accumulated other comprehensive income (loss). We enter into foreign-currency forwards and option-based contracts with external counterparties to hedge foreign exchange exposure on our net investments in foreign subsidiaries. In March 2011, we elected to dedesignate all of our existing net investment hedge relationships and changed our method of measuring hedge effectiveness from the spot method to the forward method for new hedge relationships entered into prospectively. For the net investment hedges that were designated under the spot method up until dedesignation date, the hedges were recorded at fair value with changes recorded to accumulated other comprehensive income (loss) with the exception of the spot to forward difference that was recorded to earnings. For current net investment hedges designated under the forward method, the hedges are recorded at fair value with the changes recorded to accumulated other comprehensive income (loss) including the spot to forward difference. The net derivative gain or loss remains in accumulated other comprehensive income (loss) until earnings are impacted by the sale or the liquidation of the associated foreign operation.
We also have a centralized-lending program to manage liquidity for all of our subsidiary businesses. Foreign-currency-denominated loan agreements are executed with our foreign subsidiaries in their local currencies. We evaluate our foreign-currency exposure resulting from intercompany lending and manage our currency risk exposure by entering into foreign-currency derivatives with external counterparties. Our foreign-currency derivatives are recorded at fair value with changes recorded as income offsetting the gains and losses on the associated foreign-currency transactions.
We also periodically purchase nonfunctional currency denominated investment securities and enter into foreign currency forward contracts with external counterparties to hedge against changes in the fair value of the securities, through maturity, due to changes in the related foreign-currency exchange rate. The foreign-currency forward contracts are recorded at fair value with changes recorded to earnings.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The changes in value of the securities due to changes in foreign-currency exchange rates are also recorded to earnings. In the case of securities classified as available-for-sale, any changes in fair value due to unhedged risks are recorded to accumulated other comprehensive income.
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
Certain derivative instruments contain provisions that require us to either post additional collateral or immediately settle any outstanding liability balances upon the occurrence of a specified credit risk-related event. If a credit risk-related event had been triggered the amount of additional collateral required to be posted by us would have been insignificant.
We placed cash and securities collateral totaling $1.4 billion and $1.4 billion at March 31, 2012, and December 31, 2011, respectively, in accounts maintained by counterparties. We received cash collateral from counterparties totaling $1.0 billion and $1.4 billion at March 31, 2012, and December 31, 2011, respectively. The receivables for collateral placed and the payables for collateral received are included on our Condensed Consolidated Balance Sheet in other assets and accrued expenses and other liabilities, respectively. In certain circumstances, we receive or post securities as collateral with counterparties. We do not record such collateral received on our Condensed Consolidated Balance Sheet unless certain conditions are met. At March 31, 2012, we did not receive any noncash collateral. At December 31, 2011, we received noncash collateral of $43 million.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Balance Sheet Presentation
The following table summarizes the fair value amounts of derivative instruments reported on our Condensed Consolidated Balance Sheet. The fair value amounts are presented on a gross basis, are segregated by derivatives that are designated and qualifying as hedging instruments or those that are not, and are further segregated by type of contract within those two categories. At March 31, 2012, $4.2 billion and $12 million of the derivative contracts in a receivable position were classified as other assets and trading assets, respectively, on the Condensed Consolidated Balance Sheet. At December 31, 2011, $5.7 billion and $14 million of the derivative contracts in a receivable position were classified as other assets and trading assets, respectively, on the Condensed Consolidated Balance Sheet. During the normal course of business, our broker-dealer enters into forward purchases and sales, which are classified as trading derivatives. Refer to Note 5 for our trading assets. At March 31, 2012, $4.2 billion of derivative contracts in a liability position and $10 million of trading derivatives were both classified as accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet. At December 31, 2011, $5.4 billion of derivative contracts in a liability position and $12 million of trading derivatives were both classified as accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet.

	March 31, 2012			December 31, 2011
	Derivative contracts in a		Notional amount	Derivative contracts in a		Notional amount
($ in millions)	receivable position (a)	payable position (b)		receivable position (a)	payable position (b)
Derivatives qualifying for hedge accounting
Interest rate risk
Fair value accounting hedges	$207	$15	$7,585	$289	$4	$8,398
Cash flow accounting hedges	—	8	3,000	4	—	3,000
Total interest rate risk	207	23	10,585	293	4	11,398
Foreign exchange risk
Net investment accounting hedges	17	112	6,891	123	54	8,208
Total derivatives qualifying for hedge accounting	224	135	17,476	416	58	19,606
Economic hedges and trading derivatives
Interest rate risk
MSRs and retained interests	3,554	3,893	417,273	4,812	5,012	523,037
Mortgage loan commitments and mortgage loans held-for-sale	65	12	14,303	95	107	24,950
Debt	85	49	20,475	81	54	25,934
Other	182	100	49,720	160	101	42,142
Total interest rate risk	3,886	4,054	501,771	5,148	5,274	616,063
Foreign exchange risk	77	41	8,077	137	47	7,569
Total economic hedges and trading derivatives	3,963	4,095	509,848	5,285	5,321	623,632
Total derivatives	$4,187	$4,230	$527,324	$5,701	$5,379	$643,238

(a)	Includes accrued interest of $378 million and $459 million at March 31, 2012, and December 31, 2011, respectively.

(b)	Includes accrued interest of $366 million and $458 million at March 31, 2012, and December 31, 2011, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Statement of Comprehensive Income Presentation
The following table summarizes the location and amounts of gains and losses on derivative instruments reported in our Condensed Consolidated Statement of Comprehensive Income.

	Three months ended March 31,
($ in millions)	2012	2011
Derivatives qualifying for hedge accounting
Loss recognized in earnings on derivatives (a)
Interest rate contracts
Interest on long-term debt	$(71)	$(148)
Gain recognized in earnings on hedged items (b)
Interest rate contracts
Interest on long-term debt	52	145
Total derivatives qualifying for hedge accounting	(19)	(3)
Economic and trading derivatives
(Loss) gain recognized in earnings on derivatives
Interest rate contracts
Interest on long-term debt	(2)	—
Servicing asset valuation and hedge activities, net	8	(204)
Loss on mortgage and automotive loans, net	(57)	(39)
Other income, net of losses	16	7
Other operating expenses	—	4
Total interest rate contracts	(35)	(232)
Foreign exchange contracts (c)
Interest on long-term debt	(11)	13
Other income, net of losses	(25)	(104)
Other operating expenses	6	—
Total foreign exchange contracts	(30)	(91)
Loss recognized in earnings on derivatives	$(84)	$(326)

(a)
Amounts exclude gains related to interest for qualifying accounting hedges of debt, which are primarily offset by the fixed coupon payment on the long-term debt. The gains were $29 million and $88 million for the three months ended March 31, 2012 and 2011, respectively.

(b)	Amounts exclude gains related to amortization of deferred basis adjustments on the hedged items. The gains were $63 million for both the three months ended March 31, 2012 and 2011.

(c)
Amounts exclude gains and losses related to the revaluation of the related foreign-denominated debt or receivable. Gains of $29 million and $90 million were recognized for the three months ended March 31, 2012 and 2011, respectively.

The following table summarizes derivative instruments used in cash flow and net investment hedge accounting relationships.

	Three months ended March 31,
($ in millions)	2012	2011
Cash flow hedges
Interest rate contracts
Loss recorded directly to interest on long-term debt	$(5)	$—
Loss recognized in other comprehensive income	(3)	—
Net investment hedges
Foreign exchange contracts
Loss recorded directly to other income, net of losses (a)	$—	$(3)
Loss recognized in other comprehensive income (b)	(203)	(148)

(a)	The amounts represent the forward points excluded from the assessment of hedge effectiveness.

(b)
The amounts represent the effective portion of net investment hedges. There are offsetting amounts recognized in accumulated other comprehensive income related to the revaluation of the related net investment in foreign operations. There were offsetting gains of $300 million and $145 million for three months ended March 31, 2012 and 2011, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

20.    Income Taxes
For the three months ended March 31, 2012, the income tax expense of $64 million resulted primarily from tax expense attributable to profitable foreign entities. The effective tax rate is lower than the blended worldwide statutory tax rate primarily because the tax effects of income earned in the United States and certain foreign jurisdictions have been offset by loss carryforwards for which a tax benefit has not previously been recognized.
For the three months ended March 31, 2011, the income tax benefit of $70 million resulted primarily from the $101 million reversal of valuation allowance on net deferred tax assets in one of our Canadian subsidiaries offset partially by tax expense attributable to profitable foreign entities. The valuation allowance reversal related to modifications to the structure of our Canadian operations.
A sustained period of profitability in our U.S. operations is required before we would change our judgment regarding the need for a full valuation allowance against our net U.S. deferred tax assets. Continued improvement in our U.S. operating results throughout 2012 could lead to the reversal of a portion of our U.S. valuation allowance.
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

Transfers
Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfer occurred. There were no transfers between any levels during the three months ended March 31, 2012.

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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

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

•
Interests retained in financial asset sales — The interests retained are in securitization trusts and deferred purchase prices on the sale of whole-loans. Due to inactivity in the market, valuations are based on internally developed discounted cash flow models (an income approach) that use a market-based discount rate; therefore, we classified these assets as Level 3. The valuation considers recent market transactions, experience with similar assets, current business conditions, and analysis of the underlying collateral, as available. To estimate cash flows, we utilize various significant assumptions, including market observable inputs (e.g., forward interest rates) and internally developed inputs (e.g., prepayment speeds, delinquency levels, and credit losses).

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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

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

	Recurring fair value measurements
March 31, 2012 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Trading assets (excluding derivatives)
Mortgage-backed residential securities	$—	$851	$32	$883
Investment securities
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	669	775	—	1,444
States and political subdivisions	—	1	—	1
Foreign government	506	358	—	864
Mortgage-backed residential	—	6,819	—	6,819
Asset-backed	—	2,644	63	2,707
Corporate debt securities	—	1,551	—	1,551
Other debt securities	—	582	—	582
Total debt securities	1,175	12,730	63	13,968
Equity securities (a)	974	—	—	974
Total available-for-sale securities	2,149	12,730	63	14,942
Mortgage loans held-for-sale, net (b)	—	1,793	30	1,823
Consumer mortgage finance receivables and loans, net (b)	—	—	832	832
Mortgage servicing rights	—	—	2,595	2,595
Other assets
Interests retained in financial asset sales	—	—	194	194
Derivative contracts in a receivable position (c)
Interest rate	37	3,997	59	4,093
Foreign currency	—	87	7	94
Total derivative contracts in a receivable position	37	4,084	66	4,187
Collateral placed with counterparties (d)	291	—	—	291
Total assets	$2,477	$19,458	$3,812	$25,747
Liabilities
Long-term debt
On-balance sheet securitization debt (b)	$—	$—	$(828)	$(828)
Accrued expenses and other liabilities
Derivative contracts in a payable position (c)
Interest rate	(36)	(4,026)	(15)	(4,077)
Foreign currency	—	(151)	(2)	(153)
Total derivative contracts in a payable position	(36)	(4,177)	(17)	(4,230)
Loan repurchase liabilities (b)	—	—	(30)	(30)
Trading liabilities (excluding derivatives)	(4)	—	—	(4)
Total liabilities	$(40)	$(4,177)	$(875)	$(5,092)

(a)	Our investment in any one industry did not exceed 19%.

(b)	Carried at fair value due to fair value option elections.

(c)	Includes derivatives classified as trading.

(d)	Represents collateral in the form of investment securities. Cash collateral was excluded.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Recurring fair value measurements
December 31, 2011 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Trading assets (excluding derivatives)
Mortgage-backed residential securities	$—	$575	$33	$608
Investment securities
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	903	643	—	1,546
States and political subdivisions	—	1	—	1
Foreign government	427	357	—	784
Mortgage-backed residential	—	7,312	—	7,312
Asset-backed	—	2,553	62	2,615
Corporate debt securities	—	1,491	—	1,491
Other debt securities	—	327	—	327
Total debt securities	1,330	12,684	62	14,076
Equity securities (a)	1,059	—	—	1,059
Total available-for-sale securities	2,389	12,684	62	15,135
Mortgage loans held-for-sale, net (b)	—	3,889	30	3,919
Consumer mortgage finance receivables and loans, net (b)	—	—	835	835
Mortgage servicing rights	—	—	2,519	2,519
Other assets
Interests retained in financial asset sales	—	—	231	231
Derivative contracts in a receivable position (c)
Interest rate	79	5,274	88	5,441
Foreign currency	—	242	18	260
Total derivative contracts in a receivable position	79	5,516	106	5,701
Collateral placed with counterparties (d)	328	—	—	328
Total assets	$2,796	$22,664	$3,816	$29,276
Liabilities
Long-term debt
On-balance sheet securitization debt (b)	$—	$—	$(830)	$(830)
Accrued expenses and other liabilities
Derivative contracts in a payable position (c)
Interest rate	(32)	(5,229)	(17)	(5,278)
Foreign currency	—	(99)	(2)	(101)
Total derivative contracts in a payable position	(32)	(5,328)	(19)	(5,379)
Loan repurchase liabilities (b)	—	—	(29)	(29)
Trading liabilities (excluding derivatives)	(61)	—	—	(61)
Total liabilities	$(93)	$(5,328)	$(878)	$(6,299)

(a)	Our investment in any one industry did not exceed 18%.

(b)	Carried at fair value due to fair value option elections.

(c)	Includes derivatives classified as trading.

(d)	Represents collateral in the form of investment securities. Cash collateral was excluded.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents quantitative information regarding the significant unobservable inputs used in significant Level 3 assets and liabilities measured at fair value on a recurring basis.

March 31, 2012 ($ in millions)	Level 3 recurring measurements	Valuation technique	Unobservable input	Range
Assets
Consumer mortgage finance receivables and loans, net (a)	$832	Discounted cash flow	Prepayment rate	2.5-12.9%
			Default rate	1.1-34.8%
			Loss severity	40.0-100.0%
Mortgage servicing rights	2,595	(b)	(b)	(b)
Other assets
Interests retained in financial asset sales	194	Discounted cash flow	Discount rate	5.2-6.1%
			Commercial paper rate	0-0.2%
Liabilities
Long-term debt
On-balance sheet securitization debt (a)	$(828)	(a)	(a)	(a)

(a)
A portfolio approach links the value of the consumer mortgage finance receivables and loans, net to the on-balance sheet securitization debt; therefore, the valuation technique, unobservable inputs, and related range for the debt is the same as the loans. Increases in prepayments, which would primarily be driven by any combination of lower projected mortgage rates and higher projected home values, would result in higher fair value measurement. These drivers of higher prepayments (increased ability to refinance due to lower rates and higher property values) have an opposite impact on the default rate, creating an inverse relationship between prepayments and default frequency on the fair value measurements. Generally factors that contribute to higher default frequency also contribute to higher loss severity.

(b)	Refer to Note 11 for information related to MSR valuation assumptions and sensitivities.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

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

	Level 3 recurring fair value measurements
		Net realized/unrealized gains (losses)						Fair value at March 31, 2012	Net unrealized gains (losses) included in earnings still held at March 31, 2012
($ in millions)	Fair value at Jan. 1, 2012	included in earnings		included in other comprehensive income	Purchases	Issuances	Settlements
Assets
Trading assets (excluding derivatives)
Mortgage-backed residential securities	$33	$2	(a)	$—	$—	$—	$(3)	$32	$4	(a)
Investment securities
Available-for-sale debt securities
Asset-backed	62	—		1	—	—	—	63	—
Mortgage loans held-for-sale, net (b)	30	—		—	9	—	(9)	30	—
Consumer mortgage finance receivables and loans, net (b)	835	87	(b)	—	—	—	(90)	832	35	(b)
Mortgage servicing rights	2,519	1	(c)	—	—	11	64	2,595	1	(c)
Other assets
Interests retained in financial asset sales	231	5	(d)	—	—	—	(42)	194	—
Derivative contracts, net (e)
Interest rate	71	(24)	(f)	—	—	—	(3)	44	(28)	(f)
Foreign currency	16	(11)	(f)	—	—	—	—	5	(11)	(f)
Total derivative contracts in a (payable) receivable position, net	87	(35)		—	—	—	(3)	49	(39)
Total assets	$3,797	$60		$1	$9	$11	$(83)	$3,795	$1
Liabilities
Long-term debt
On-balance sheet securitization debt (b)	$(830)	$(83)	(b)	$—	$—	$—	$85	$(828)	$(39)	(b)
Accrued expenses and other liabilities
Loan repurchase liabilities (b)	(29)	—		—	(9)	—	8	(30)	—
Total liabilities	$(859)	$(83)		$—	$(9)	$—	$93	$(858)	$(39)

(a)
The fair value adjustment was reported as other income, net of losses, and the related interest was reported as interest on trading assets in the Condensed Consolidated Statement of Comprehensive Income.

(b)
Carried at fair value due to fair value option elections. Refer to the next section of this note titled Fair Value Option for Financial Assets and Liabilities for the location of the gains and losses in the Condensed Consolidated Statement of Comprehensive Income.

(c)	Fair value adjustment was reported as servicing-asset valuation and hedge activities, net, in the Condensed Consolidated Statement of Comprehensive Income.

(d)	Reported as other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income.

(e)	Includes derivatives classified as trading.

(f)	Refer to Note 19 for information related to the location of the gains and losses on derivative instruments in the Condensed Consolidated Statement of Comprehensive Income.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Level 3 recurring fair value measurements
	Fair value at Jan. 1, 2011	Net realized/unrealized gains (losses)			Purchases	Sales		Issuances	Settlements	Fair value at March 31, 2011	Net unrealized gains (losses) included in earnings still held at March 31, 2011
($ in millions)		included in earnings		included in other comprehensive income
Assets
Trading assets (excluding derivatives)
Mortgage-backed residential securities	$44	$1	(a)	$—	$—	$—		$—	$(5)	$40	$2	(a)
Asset-backed securities	94	—		—	—	(94)		—	—	—	—
Total trading assets	138	1		—	—	(94)		—	(5)	40	2
Investment securities
Available-for-sale debt securities
Mortgage-backed residential	1	—		—	—	—		—	—	1	—
Asset-backed	—	—		23	94	—		—	—	117	—
Total debt securities	1	—		23	94	—		—	—	118	—
Mortgage loans held-for-sale, net (b)	4	—		—	14	—		—	—	18	—
Consumer mortgage finance receivables and loans, net (b)	1,015	73	(b)	1	—	—		—	(118)	971	16	(b)
Mortgage servicing rights	3,738	116	(c)	—	2	(266)	(d)	184	—	3,774	116	(d)
Other assets
Interests retained in financial asset sales	568	23	(e)	—	—	—		—	(22)	569	(6)	(e)
Derivative contracts, net (g)
Interest rate	(13)	141	(f)	—		—		—	(17)	111	123	(f)
Foreign currency	—	2	(f)	—		—		—	—	2	2	(f)
Total derivative contracts in a (payable) receivable position, net	(13)	143		—	—	—		—	(17)	113	125
Total assets	$5,451	$356		$24	$110	$(360)		$184	$(162)	$5,603	$253
Liabilities
Long-term debt
On-balance sheet securitization debt (b)	$(972)	$(67)	(b)	$1	$—	$—		$—	$116	$(922)	$5	(b)
Accrued expenses and other liabilities
Loan repurchase liabilities (b)	—	—		—	(14)	—		—	—	(14)	—
Total liabilities	$(972)	$(67)		$1	$(14)	$—		$—	$116	$(936)	$5

(a)
The fair value adjustment was reported as other income, net of losses, and the related interest was reported as interest on trading assets in the Condensed Consolidated Statement of Comprehensive Income.

(b)
Carried at fair value due to fair value option elections. Refer to the next section of this note titled Fair Value Option for Financial Assets and Liabilities for the location of the gains and losses in the Condensed Consolidated Statement of Comprehensive Income.

(c)	Fair value adjustment was reported as servicing-asset valuation and hedge activities, net, in the Condensed Consolidated Statement of Comprehensive Income.

(d)
Represents excess mortgage servicing rights transferred to an agency-controlled trust in exchange for trading securities. These securities were then sold instantaneously to third-party investors for $266 million.

(e)	Reported as other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income.

(f)	Refer to Note 19 for information related to the location of the gains and losses on derivative instruments in the Condensed Consolidated Statement of Comprehensive Income.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Nonrecurring Fair Value
We may be required to measure certain assets and liabilities at fair value from time to time. These periodic fair value measures typically result from the application of lower-of-cost or fair value accounting or certain impairment measures. These items would constitute nonrecurring fair value measures.
The following tables display the assets and liabilities measured at fair value on a nonrecurring basis.

	Nonrecurring fair value measures				Lower-of-cost or fair value or valuation reserve allowance	Total loss included in earnings for the three months ended
March 31, 2012 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans held-for-sale (a)	$—	$—	$580	$580	$(57)	n/m (b)
Commercial finance receivables and loans, net (c)
Automotive	—	—	122	122	(25)	n/m (b)
Mortgage	—	1	15	16	(11)	n/m (b)
Other	—	—	20	20	(10)	n/m (b)
Total commercial finance receivables and loans, net	—	1	157	158	(46)	n/m (b)
Other assets
Repossessed and foreclosed assets (d)	—	62	21	83	(13)	n/m (b)
Total assets	$—	$63	$758	$821	$(116)
n/m = not meaningful

(a)
Represents loans held-for-sale that are required to be measured at the lower-of-cost or fair value. The table above includes only loans with fair values below cost during 2012. The related valuation allowance represents the cumulative adjustment to fair value of those specific assets.

(b)
We consider the applicable valuation or loan loss allowance to be the most relevant indicator of the impact on earnings caused by the fair value measurement. Accordingly, the table above excludes total gains and losses included in earnings for these items. The carrying values are inclusive of the respective valuation or loan loss allowance.

(c)	Represents the portion of the portfolio specifically impaired during 2012. The related valuation allowance represents the cumulative adjustment to fair value of those specific receivables.

(d)	The allowance provided for repossessed and foreclosed assets represents any cumulative valuation adjustment recognized to adjust the assets to fair value.

	Nonrecurring fair value measures				Lower-of-cost or fair value or valuation reserve allowance	Total gains included in earnings for the three months ended
March 31, 2011 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans held-for-sale (a)	$—	$—	$597	$597	$(50)	n/m (b)
Commercial finance receivables and loans, net (c)
Automotive	—	—	416	416	(46)	n/m (b)
Mortgage	—	13	26	39	(15)	n/m (b)
Other	—	—	93	93	(41)	n/m (b)
Total commercial finance receivables and loans, net	—	13	535	548	(102)	n/m (b)
Other assets
Real estate and other investments (d)	—	1	—	1	n/m	$—
Repossessed and foreclosed assets (e)	—	44	37	81	(11)	n/m (b)
Total assets	$—	$58	$1,169	$1,227	$(163)	$—
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents quantitative information regarding the significant unobservable inputs used in significant Level 3 assets measured at fair value on a nonrecurring basis.

March 31, 2012 ($ in millions)	Level 3 nonrecurring measurements	Valuation technique	Unobservable input	Range/weighted average
Assets
Mortgage loans held-for-sale, net	$580	Discounted cash flow	Prepayment rate	0-13.8%
			Default rate	2.2-17.4%
			Loss severity	47.5-98.5%
			Discount rate	14.6%
Fair Value Option for Financial Assets and Financial Liabilities
A description of the financial assets and liabilities elected to be measured at fair value is as follows. Our intent in electing fair value for all these items was to mitigate a divergence between accounting losses and economic exposure for certain assets and liabilities.

•
On-balance sheet mortgage securitizations — We elected to measure at fair value certain domestic consumer mortgage finance receivables and loans and the related debt held in on-balance sheet mortgage securitization structures. The fair value-elected loans are classified as finance receivable and loans, net, on the Condensed Consolidated Balance Sheet. Our policy is to separately record interest income on the fair value-elected loans (unless the loans are placed on nonaccrual status); however, the accrued interest was excluded from the fair value presentation. We classified the fair value adjustment recorded for the loans as other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income.

We continued to record the fair value-elected debt balances as long-term debt on the Condensed Consolidated Balance Sheet. Our policy is to separately record interest expense on the fair value-elected debt, which continues to be classified as interest on long-term debt in the Condensed Consolidated Statement of Comprehensive Income. We classified the fair value adjustment recorded for this fair value-elected debt as other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income.

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
We carry the fair value-elected conforming and government-insured loans as loans held-for-sale, net, on the Condensed Consolidated Balance Sheet. Our policy is to separately record interest income on the fair value-elected loans (unless they are placed on nonaccrual status); however, the accrued interest was excluded from the fair value presentation. Upfront fees and costs related to the fair value-elected loans were not deferred or capitalized. The fair value adjustment recorded for these loans is classified as gain (loss) on mortgage loans, net, in the Condensed Consolidated Statement of Comprehensive Income. In accordance with GAAP, the fair value option election is irrevocable once the asset is funded even if it is subsequently determined that a particular loan cannot be sold.

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

We carry these fair value-elected optional repurchase loan balance as loans held-for-sale, net, on the Condensed Consolidated Balance Sheet. The fair value adjustment recorded for these loans is classified as other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income. We carry the fair value-elected corresponding liability as accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet. The fair value adjustment recorded for these liabilities are classified as other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following tables summarize the fair value option elections and information regarding the amounts recorded as earnings for each fair value option-elected item.

	Changes included in the
	Condensed Consolidated Statement of Comprehensive Income
Three months ended March 31, ($ in millions)	Interest and fees on finance receivables and loans (a)	Interest on loans held-for-sale (a)	Interest on long-term debt (b)	Gain on mortgage loans, net	Other income, net of losses	Total included in earnings	Change in fair value due to credit risk (c)
2012
Assets
Mortgage loans held-for-sale, net	$—	$26	$—	$184	$—	$210	$(1)	(d)
Consumer mortgage finance receivables and loans, net	44	—	—	—	43	87	(27)	(e)
Liabilities
Long-term debt
On-balance sheet securitization debt	—	—	(26)	—	(57)	(83)	(7)	(f)
Total						$214
2011
Assets
Mortgage loans held-for-sale, net	$—	$41	$—	$142	$—	$183	$—	(d)
Consumer mortgage finance receivables and loans, net	54	—	—	—	19	73	(17)	(e)
Liabilities
Long-term debt
On-balance sheet securitization debt	—	—	(31)	—	(36)	(67)	27	(f)
Total						$189

(a)	Interest income is measured by multiplying the unpaid principal balance on the loans by the coupon rate and the number of days of interest due.

(b)	Interest expense is measured by multiplying bond principal by the coupon rate and the number of days of interest due to the investor.

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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table provides the aggregate fair value and the aggregate unpaid principal balance for the fair value option-elected loans and long-term debt instruments.

	March 31, 2012		December 31, 2011
($ in millions)	Unpaid principal balance	Fair value (a)	Unpaid principal balance	Fair value (a)
Assets
Mortgage loans held-for-sale, net
Total loans	$1,781	$1,823	$3,766	$3,919
Nonaccrual loans	58	28	54	27
Loans 90+ days past due (b)	58	28	53	27
Consumer mortgage finance receivables and loans, net
Total loans	2,386	832	2,436	835
Nonaccrual loans (c)	510	214	506	209
Loans 90+ days past due (b) (c)	384	173	362	163
Liabilities
Long-term debt
On-balance sheet securitization debt	$(2,514)	$(828)	$(2,559)	$(830)
Accrued expenses and other liabilities
Loan repurchase liabilities	(61)	(30)	(57)	(29)

(a)	Excludes accrued interest receivable.

(b)	Loans 90+ days past due are also presented within the nonaccrual loan balance and the total loan balance; however, excludes government-insured loans that are still accruing interest.

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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Fair Value of Financial Instruments
The following table presents the carrying and estimated fair value of financial instruments, except for those recorded at fair value on a recurring basis presented in the previous section of this note titled Recurring Fair Value. When possible, we use quoted market prices to determine fair value. Where quoted market prices are not available, the fair value is internally derived based on appropriate valuation methodologies with respect to the amount and timing of future cash flows and estimated discount rates. However, considerable judgment is required in interpreting market data to develop estimates of fair value, so the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions or estimation methodologies could be material to the estimated fair values. Fair value information presented herein was based on information available at March 31, 2012, and December 31, 2011.

	March 31, 2012					December 31, 2011
		Estimated fair value
($ in millions)	Carrying value	Level 1	Level 2	Level 3	Total	Carrying value	Estimated fair value
Financial assets
Loans held-for-sale, net (a)	$6,670	$—	$1,793	$5,035	$6,828	$8,557	$8,674
Finance receivables and loans, net (a)	118,272	—	2	118,960	118,962	113,252	113,576
Nonmarketable equity investments	394	—	365	31	396	419	423
Financial liabilities
Deposit liabilities	$47,206	$—	$3,522	$44,313	$47,835	$45,050	$45,696
Short-term borrowings	7,203	6	—	7,173	7,179	7,680	7,622
Long-term debt (a)(b)	94,648	—	44,117	51,073	95,190	93,434	92,142

(a)
Includes financial instruments carried at fair value due to fair value option elections. Refer to the previous section of this note titled Fair Value Option for Financial Assets and Liabilities for further information about the fair value elections.

(b)	The carrying value includes deferred interest for zero-coupon bonds of $658 million and $640 million at March 31, 2012, and December 31, 2011, respectively.
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

•
Loans held-for-sale, net — Loans held-for-sale classified as Level 2 include all GSE-eligible mortgage loans valued predominantly using published forward agency prices. It also includes any domestic loans and foreign loans where recently negotiated market prices for the loan pool exist with a counterparty (which approximates fair value) or quoted market prices for similar loans are available. Loans held-for-sale classified as Level 3 include all loans valued using internally developed valuation models because observable market prices were not available. The loans are priced on a discounted cash flow basis utilizing cash flow projections from internally developed models that utilize prepayment, default, and discount rate assumptions. To the extent available, we will utilize market observable inputs such as interest rates and market spreads. If market observable inputs are not available, we are required to utilize internal inputs, such as prepayment speeds, credit losses, and discount rates.

•
Finance receivables and loans, net — With the exception of mortgage loans held-for-investment, the fair value of finance receivables was based on discounted future cash flows using applicable spreads to approximate current rates applicable to each category of finance receivables (an income approach using Level 3 inputs). The carrying value of commercial receivables in certain markets and certain other automotive- and mortgage-lending receivables for which interest rates reset on a short-term basis with applicable market indices are assumed to approximate fair value either because of the short-term nature or because of the interest rate adjustment feature. The fair value of commercial receivables in other markets was based on discounted future cash flows using applicable spreads to approximate current rates applicable to similar assets in those markets.

For mortgage loans held-for-investment used as collateral for securitization debt, we used a portfolio approach with Level 3 inputs to measure these loans at fair value. The objective in fair valuing these loans (which are legally isolated and beyond the reach of our creditors) and the related collateralized borrowings is to reflect our retained economic position in the securitizations. For mortgage loans held-for-investment that are not securitized, we used valuation methods and assumptions similar to those used for mortgage loans held-for-sale. These valuations consider unique attributes of the loans such as geography, delinquency status, product type, and other factors. Refer to the section above titled Loans held-for-sale, net, for a description of methodologies and assumptions used to determine the fair value of mortgage loans held-for-sale.

•
Deposit liabilities — Deposit liabilities represent certain consumer and brokered bank deposits, mortgage escrow deposits, and dealer deposits. Deposits classified as Level 2 was valued using quoted market prices from active markets for similar instruments. The fair value of deposits at Level 3 were estimated by discounting projected cash flows based on discount factors derived from the

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

forward interest rate swap curve.

•	Debt — Level 2 debt was valued using quoted market prices in inactive markets. Debt valued using internally derived inputs, such as prepayment speeds and discount rates, was classified as Level 3.
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
Insurance operations — Offers consumer finance and insurance products, and commercial insurance products sold primarily through the dealer channel including vehicle service contracts, commercial insurance coverage in the United States (primarily covering dealers' wholesale vehicle inventory), and personal automobile insurance in certain countries outside the United States.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Financial information for our reportable operating segments is summarized as follows.

	Global Automotive Services			Mortgage (a)
Three months ended March 31, ($ in millions)	North American Automotive Finance operations	International Automotive Finance operations (b)	Insurance operations	Origination and Servicing operations	Legacy Portfolio and Other operations	Corporate and Other (c)	Consolidated (d)
2012
Net financing revenue (loss)	$775	$164	$20	$7	$50	$(347)	$669
Other revenue	79	66	448	547	—	47	1,187
Total net revenue (loss)	854	230	468	554	50	(300)	1,856
Provision for loan losses	78	47	—	1	26	(12)	140
Total noninterest expense	334	138	344	336	50	148	1,350
Income (loss) from continuing operations before income tax expense	$442	$45	$124	$217	$(26)	$(436)	$366
Total assets	$102,894	$16,054	$8,394	$19,556	$10,523	$28,929	$186,350
2011
Net financing revenue (loss)	$818	$166	$22	$(17)	$77	$(522)	$544
Other revenue	109	58	463	340	13	25	1,008
Total net revenue (loss)	927	224	485	323	90	(497)	1,552
Provision for loan losses	46	37	—	2	45	(17)	113
Total noninterest expense	363	156	354	236	87	144	1,340
Income (loss) from continuing operations before income tax expense	$518	$31	$131	$85	$(42)	$(624)	$99
Total assets	$87,662	$16,295	$9,024	$18,714	$12,259	$29,750	$173,704

(a)	Represents the ResCap legal entity and the mortgage activities of Ally Bank.

(b)	Amounts include intrasegment eliminations between our North American Automotive Finance operations, International Automotive Finance operations, and Insurance operations.

(c)	Total assets for the Commercial Finance Group were $1.2 billion and $1.4 billion at March 31, 2012 and 2011, respectively.

(d)	Net financing revenue (loss) after the provision for loan losses totaled $529 million and $431 million for the three months ended March 31, 2012 and 2011, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Information concerning principal geographic areas was as follows.

Three months ended March 31, ($ in millions)	Revenue (a)(b)	Income (loss) from continuing operations before income tax expense (a)(c)	Net income (loss) (a)(c)
2012
Canada	$190	$114	$85
Europe (d)	88	31	22
Latin America	247	51	43
Asia-Pacific	28	27	27
Total foreign	553	223	177
Total domestic (e)	1,303	143	133
Total	$1,856	$366	$310
2011
Canada	$190	$85	$176
Europe (d)	111	51	50
Latin America	237	73	32
Asia-Pacific	21	21	20
Total foreign	559	230	278
Total domestic (e)	993	(131)	(132)
	$1,552	$99	$146

(a)	The 2011 balances for Asia-Pacific and domestic were reclassified to conform with the 2012 presentation. These reclassifications have no impact to our condensed consolidated results of operations.

(b)	Revenue consists of net financing revenue and total other revenue as presented in our Condensed Consolidated Statement of Comprehensive Income.

(c)	The domestic amounts include original discount amortization of $111 million and $299 million for the three months ended March 31, 2012 and 2011 respectively.

(d)	Amounts include eliminations between our foreign operations.

(e)	Amounts include eliminations between our domestic and foreign operations.
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
The following financial statements present condensed consolidating financial data for (i) Ally Financial Inc. (on a parent company-only basis), (ii) the Guarantors, (iii) the nonguarantor subsidiaries (all other subsidiaries), and (iv) an elimination column for adjustments to arrive at (v) the information for the parent company, Guarantors, and nonguarantors on a consolidated basis.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Condensed Consolidating Statement of Income

Three months ended March 31, 2012 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating Adjustments	Ally consolidated
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$253	$8	$1,421	$(4)	$1,678
Interest and fees on finance receivables and loans — intercompany	41	5	8	(54)	—
Interest on loans held-for-sale	5	—	68	—	73
Interest on trading securities	—	—	11	—	11
Interest and dividends on available-for-sale investment securities	—	—	84	—	84
Interest-bearing cash	1	—	13	—	14
Operating leases	52	—	488	—	540
Total financing revenue and other interest income	352	13	2,093	(58)	2,400
Interest expense
Interest on deposits	17	—	169	—	186
Interest on short-term borrowings	16	1	58	—	75
Interest on long-term debt	726	2	449	—	1,177
Interest on intercompany debt	(1)	7	52	(58)	—
Total interest expense	758	10	728	(58)	1,438
Depreciation expense on operating lease assets	13	—	280	—	293
Net financing (loss) revenue	(419)	3	1,085	—	669
Dividends from subsidiaries
Nonbank subsidiaries	141	5	—	(146)	—
Other revenue
Servicing fees	52	—	258	—	310
Servicing asset valuation and hedge activities, net	—	—	9	—	9
Total servicing income, net	52	—	267	—	319
Insurance premiums and service revenue earned	—	—	375	—	375
(Loss) gain on mortgage and automotive loans, net	(1)	—	127	—	126
Other gain on investments, net	—	—	90	—	90
Other income, net of losses	59	145	387	(314)	277
Total other revenue	110	145	1,246	(314)	1,187
Total net (loss) revenue	(168)	153	2,331	(460)	1,856
Provision for loan losses	75	2	63	—	140
Noninterest expense
Compensation and benefits expense	216	147	256	(144)	475
Insurance losses and loss adjustment expenses	—	—	159	—	159
Other operating expenses	93	1	792	(170)	716
Total noninterest expense	309	148	1,207	(314)	1,350
(Loss) income from continuing operations before income tax (benefit) expense and undistributed income of subsidiaries	(552)	3	1,061	(146)	366
Income tax (benefit) expense from continuing operations	(254)	—	318	—	64
Net (loss) income from continuing operations	(298)	3	743	(146)	302
Income from discontinued operations, net of tax	7	—	1	—	8
Undistributed income of subsidiaries
Bank subsidiary	223	223	—	(446)	—
Nonbank subsidiaries	378	85	—	(463)	—
Net income	$310	$311	$744	$(1,055)	$310

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Three months ended March 31, 2011 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating Adjustments	Ally consolidated
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$252	$7	$1,362	$—	$1,621
Interest and fees on finance receivables and loans — intercompany	91	5	7	(103)	—
Interest on loans held-for-sale	—	—	84	—	84
Interest on trading securities	—	—	3	—	3
Interest and dividends on available-for-sale investment securities	3	—	100	—	103
Interest and dividends on available-for-sale investment securities — intercompany	—	—	2	(2)	—
Interest-bearing cash	3	—	9	—	12
Operating leases	308	—	347	—	655
Total financing revenue and other interest income	657	12	1,914	(105)	2,478
Interest expense
Interest on deposits	15	—	151	—	166
Interest on short-term borrowings	13	—	79	—	92
Interest on long-term debt	988	2	416	—	1,406
Interest on intercompany debt	(4)	7	102	(105)	—
Total interest expense	1,012	9	748	(105)	1,664
Depreciation expense on operating lease assets	131	—	139	—	270
Net financing (loss) revenue	(486)	3	1,027	—	544
Dividends from subsidiaries
Nonbank subsidiaries	501	—	—	(501)	—
Other revenue
Servicing fees	80	—	277	—	357
Servicing asset valuation and hedge activities, net	—	—	(87)	—	(87)
Total servicing income, net	80	—	190	—	270
Insurance premiums and service revenue earned	—	—	399	—	399
Gain on mortgage and automotive loans, net	—	—	90	—	90
Loss on extinguishment of debt	(39)	—	—	—	(39)
Other gain on investments, net	9	—	75	—	84
Other income, net of losses	15	—	337	(148)	204
Total other revenue	65	—	1,091	(148)	1,008
Total net revenue	80	3	2,118	(649)	1,552
Provision for loan losses	83	(1)	31	—	113
Noninterest expense
Compensation and benefits expense	198	2	224	—	424
Insurance losses and loss adjustment expenses	—	—	170	—	170
Other operating expenses	118	1	775	(148)	746
Total noninterest expense	316	3	1,169	(148)	1,340
(Loss) income from continuing operations before income tax (benefit) expense and undistributed income of subsidiaries	(319)	1	918	(501)	99
Income tax (benefit) expense from continuing operations	(133)	—	63	—	(70)
Net (loss) income from continuing operations	(186)	1	855	(501)	169
Loss from discontinued operations, net of tax	(5)	—	(18)	—	(23)
Undistributed income of subsidiaries
Bank subsidiary	251	251	—	(502)	—
Nonbank subsidiaries	86	197	—	(283)	—
Net income	$146	$449	$837	$(1,286)	$146

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Condensed Consolidating Balance Sheet

March 31, 2012 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Assets
Cash and cash equivalents
Noninterest-bearing	$1,087	$—	$1,192	$—	$2,279
Interest-bearing	3,901	32	6,867	—	10,800
Interest-bearing — intercompany	—	—	930	(930)	—
Total cash and cash equivalents	4,988	32	8,989	(930)	13,079
Trading assets	—	—	895	—	895
Investment securities	—	—	14,942	—	14,942
Loans held-for-sale, net	623	—	6,047	—	6,670
Finance receivables and loans, net
Finance receivables and loans, net	19,585	450	99,783	—	119,818
Intercompany loans to
Bank subsidiary	2,950	—	—	(2,950)	—
Nonbank subsidiaries	5,521	366	518	(6,405)	—
Allowance for loan losses	(304)	(4)	(1,238)	—	(1,546)
Total finance receivables and loans, net	27,752	812	99,063	(9,355)	118,272
Investment in operating leases, net	512	—	9,536	—	10,048
Intercompany receivables from
Bank subsidiary	206	—	—	(206)	—
Nonbank subsidiaries	491	556	154	(1,201)	—
Investment in subsidiaries
Bank subsidiary	13,336	13,336	—	(26,672)	—
Nonbank subsidiaries	17,281	4,017	—	(21,298)	—
Mortgage servicing rights	—	—	2,595	—	2,595
Premiums receivable and other insurance assets	—	—	1,876	—	1,876
Other assets	2,414	3	15,016	(468)	16,965
Assets of operations held-for-sale	(34)	—	1,042	—	1,008
Total assets	$67,569	$18,756	$160,155	$(60,130)	$186,350
Liabilities
Deposit liabilities
Noninterest-bearing	$—	$—	$2,314	$—	$2,314
Interest-bearing	1,861	—	43,031	—	44,892
Total deposit liabilities	1,861	—	45,345	—	47,206
Short-term borrowings	2,987	139	4,077	—	7,203
Long-term debt	39,820	219	53,951	—	93,990
Intercompany debt to
Nonbank subsidiaries	965	484	8,836	(10,285)	—
Intercompany payables to
Bank subsidiary	213	—	—	(213)	—
Nonbank subsidiaries	627	272	294	(1,193)	—
Interest payable	1,126	4	545	—	1,675
Unearned insurance premiums and service revenue	—	—	2,632	—	2,632
Reserves for insurance losses and loss adjustment expenses	—	—	565	—	565
Accrued expenses and other liabilities	303	289	12,965	(468)	13,089
Liabilities of operations held-for-sale	—	—	323	—	323
Total liabilities	47,902	1,407	129,533	(12,159)	166,683
Total equity	19,667	17,349	30,622	(47,971)	19,667
Total liabilities and equity	$67,569	$18,756	$160,155	$(60,130)	$186,350

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

December 31, 2011 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Assets
Cash and cash equivalents
Noninterest-bearing	$1,413	$—	$1,062	$—	$2,475
Interest-bearing	4,848	14	5,698	—	10,560
Interest-bearing — intercompany	—	—	516	(516)	—
Total cash and cash equivalents	6,261	14	7,276	(516)	13,035
Trading assets	—	—	622	—	622
Investment securities	—	—	15,135	—	15,135
Loans held-for-sale, net	425	—	8,132	—	8,557
Finance receivables and loans, net
Finance receivables and loans, net	15,151	476	99,128	—	114,755
Intercompany loans to
Bank subsidiary	4,920	—	—	(4,920)	—
Nonbank subsidiaries	5,448	356	550	(6,354)	—
Allowance for loan losses	(245)	(2)	(1,256)	—	(1,503)
Total finance receivables and loans, net	25,274	830	98,422	(11,274)	113,252
Investment in operating leases, net	928	—	8,347	—	9,275
Intercompany receivables from
Bank subsidiary	82	—	—	(82)	—
Nonbank subsidiaries	1,070	327	577	(1,974)	—
Investment in subsidiaries
Bank subsidiary	13,061	13,061	—	(26,122)	—
Nonbank subsidiaries	17,433	3,809	—	(21,242)	—
Mortgage servicing rights	—	—	2,519	—	2,519
Premiums receivable and other insurance assets	—	—	1,853	—	1,853
Other assets	2,664	3	16,712	(638)	18,741
Assets of operations held-for-sale	(174)	—	1,244	—	1,070
Total assets	$67,024	$18,044	$160,839	$(61,848)	$184,059
Liabilities
Deposit liabilities
Noninterest-bearing	$—	$—	$2,029	$—	$2,029
Interest-bearing	1,768	—	41,253	—	43,021
Total deposit liabilities	1,768	—	43,282	—	45,050
Short-term borrowings	2,756	136	4,788	—	7,680
Long-term debt	39,524	214	53,056	—	92,794
Intercompany debt to
Nonbank subsidiaries	574	492	10,724	(11,790)	—
Intercompany payables to
Bank subsidiary	39	—	—	(39)	—
Nonbank subsidiaries	1,266	1	750	(2,017)	—
Interest payable	1,167	3	417	—	1,587
Unearned insurance premiums and service revenue	—	—	2,576	—	2,576
Reserves for insurance losses and loss adjustment expenses	—	—	580	—	580
Accrued expenses and other liabilities	559	323	13,839	(637)	14,084
Liabilities of operations held-for-sale	—	—	337	—	337
Total liabilities	47,653	1,169	130,349	(14,483)	164,688
Total equity	19,371	16,875	30,490	(47,365)	19,371
Total liabilities and equity	$67,024	$18,044	$160,839	$(61,848)	$184,059

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Condensed Consolidating Statement of Cash Flows

Three months ended March 31, 2012 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Operating activities
Net cash (used in) provided by operating activities	$(412)	$12	$2,688	$(146)	$2,142
Investing activities
Purchases of available-for-sale securities	—	—	(3,172)	—	(3,172)
Proceeds from sales of available-for-sale securities	—	—	2,940	—	2,940
Proceeds from maturities of available-for-sale securities	—	—	1,222	—	1,222
Net (increase) decrease in finance receivables and loans	(3,691)	26	(744)	—	(4,409)
Net decrease (increase) in loans — intercompany	1,649	(9)	32	(1,672)	—
Net decrease (increase) in operating lease assets	216	—	(1,219)	—	(1,003)
Capital contributions to subsidiaries	(44)	—	—	44	—
Returns of contributed capital	366	—	—	(366)	—
Proceeds from sale of business units, net	29	—	—	—	29
Other, net	(48)	—	371	—	323
Net cash (used in) provided by investing activities	(1,523)	17	(570)	(1,994)	(4,070)
Financing activities
Net change in short-term borrowings — third party	231	3	(780)	—	(546)
Net increase in bank deposits	—	—	1,737	—	1,737
Proceeds from issuance of long-term debt — third party	859	5	9,885	—	10,749
Repayments of long-term debt — third party	(574)	—	(9,450)	—	(10,024)
Net change in debt — intercompany	390	(8)	(1,640)	1,258	—
Dividends paid — third party	(200)	—	—	—	(200)
Dividends paid and returns of contributed capital — intercompany	—	(11)	(501)	512	—
Capital contributions from parent	—	—	44	(44)	—
Other, net	92	—	260	—	352
Net cash provided by (used in) financing activities	798	(11)	(445)	1,726	2,068
Effect of exchange-rate changes on cash and cash equivalents	(136)	—	(5)	—	(141)
Net (decrease) increase in cash and cash equivalents	(1,273)	18	1,668	(414)	(1)
Adjustment for change in cash and cash equivalents of operations held-for-sale	—	—	45	—	45
Cash and cash equivalents at beginning of year	6,261	14	7,276	(516)	13,035
Cash and cash equivalents at March 31	$4,988	$32	$8,989	$(930)	$13,079

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Three months ended March 31, 2011 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Operating activities
Net cash provided by (used in) operating activities	$7,381	$5	$(3,843)	$(501)	$3,042
Investing activities
Purchases of available-for-sale securities	—	—	(5,529)	—	(5,529)
Proceeds from sales of available-for-sale securities	1,494	—	2,981	—	4,475
Proceeds from maturities of available-for-sale securities	1	—	1,102	—	1,103
Net (increase) decrease in finance receivables and loans	(7,669)	35	3,385	—	(4,249)
Net decrease (increase) in loans — intercompany	1,578	(22)	2	(1,558)	—
Net (increase) decrease in operating lease assets	(1,293)	—	1,242	—	(51)
Capital contributions to subsidiaries	(50)	(50)	—	100	—
Proceeds from sale of business units, net	—	—	46	—	46
Other, net	(229)	2	818	—	591
Net cash (used in) provided by investing activities	(6,168)	(35)	4,047	(1,458)	(3,614)
Financing activities
Net change in short-term borrowings — third party	312	(39)	(186)	—	87
Net increase in bank deposits	—	—	1,670	—	1,670
Proceeds from issuance of long-term debt — third party	2,088	28	11,688	—	13,804
Repayments of long-term debt — third party	(2,131)	(7)	(11,073)	—	(13,211)
Net change in debt — intercompany	(110)	(2)	(1,556)	1,668	—
Dividends paid — third party	(228)	—	—	—	(228)
Dividends paid and returns of contributed capital — intercompany	—	—	(501)	501	—
Capital contributions from parent	—	50	50	(100)	—
Other, net	131	—	(48)	—	83
Net cash provided by financing activities	62	30	44	2,069	2,205
Effect of exchange-rate changes on cash and cash equivalents	—	—	(266)	—	(266)
Net increase (decrease) in cash and cash equivalents	1,275	—	(18)	110	1,367
Adjustment for change in cash and cash equivalents of operations held-for-sale	—	—	(91)	—	(91)
Cash and cash equivalents at beginning of year	4,665	2	7,507	(504)	11,670
Cash and cash equivalents at March 31	$5,940	$2	$7,398	$(394)	$12,946
24.    Contingencies and Other Risks
In the normal course of business, we enter into transactions that expose us to varying degrees of risk. For additional information on contingencies and other risks arising from such transactions, refer to Note 31 to the Consolidated Financial Statements in our 2011 Annual Report on Form 10-K.
Mortgage Foreclosure Matters
Settlements with Federal Government and State Attorneys General
Agreement
On February 9, 2012, we reached an agreement in principle with respect to investigations into procedures followed by mortgage servicing companies and banks in connection with mortgage origination and servicing activities and foreclosure home sales and evictions (Settlement). On March 12, 2012, the Settlement was filed as a consent judgment in the U.S. District Court for the District of Columbia.
The Settlement requires a payment by Residential Capital, LLC, one of our mortgage subsidiaries, of approximately $110 million to a trustee, who will then distribute these funds to federal and state governments. This payment was made on March 14, 2012. In addition, we are obligated to provide $200 million towards borrower relief, subject to possible upward adjustment as described below. This obligation for borrower relief will include loan modifications, including principal reduction and rate reduction refinancing programs for borrowers that meet certain requirements, and participation in certain other programs. Generally, if certain basic criteria are met, borrowers that are either delinquent or at imminent risk of default and owe more on their mortgages than their homes are worth could be eligible for principal reductions, and borrowers that are current on their mortgages but who owe more on their mortgage than their homes are worth could be eligible for refinancing opportunities. Further, we have agreed to solicit all borrowers that are eligible for rate and principal modifications as of March 1, 2012. We are committed to providing loan modifications to all eligible borrowers who accept a modification offer within three months of the solicitation. We have also agreed to provide loan modifications to borrowers who accept a modification offer within six months

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

of the solicitation, unless and until total borrower relief provided exceeds $250 million. As of March 31, 2012, no loan modifications have been completed. However, we are currently in the process of soliciting eligible borrowers and expect modifications to begin in the second quarter of 2012.
The Settlement provides incentives for borrower relief that is provided within the first twelve months, and all obligations must be met within three years from the date the consent judgment was filed. In addition to the foregoing, we are required to implement new servicing standards relating to matters such as foreclosure and bankruptcy information and documentation, oversight, loss mitigation, limitations on fees, and related procedural matters. Certain mortgage companies (Mortgage Companies) expect to implement the new servicing standards by the October 5, 2012 deadline. Compliance with these obligations are overseen by an independent monitor, who has authority to impose additional penalties and fines if we fail to meet established timelines or fail to implement required servicing standards.
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
Federal Reserve Board Civil Money Penalty
On February 9, 2012, we agreed with the Federal Reserve Board on a civil money penalty (CMP) of $207 million related to the same activities that were the subject of the Settlement. This amount will be reduced dollar-for-dollar in connection with certain aspects of our satisfaction of the required monetary payment and borrower relief obligations included within the Settlement, as well as our participation in other similar programs approved by the Federal Reserve Board. While additional future cash payments related to the CMP are possible if we are unable to satisfy the borrower relief requirements of the Settlement within two years, we currently expect that the full amount of the CMP will be satisfied through our commitments included within the Settlement.
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
The Consent Order further requires GMAC Mortgage, LLC to retain independent consultants to conduct a risk assessment related to mortgage servicing activities and, separately, to conduct a review of certain past residential mortgage foreclosure actions. We cannot reasonably estimate the ultimate impact of any deficiencies that have been or may be identified in our historical foreclosure procedures. There are potential risks related to these matters that extend beyond potential liability on individual foreclosure actions. Specific risks could include, for example, claims and litigation related to foreclosure remediation and resubmission; claims from investors that hold securities that become adversely impacted by continued delays in the foreclosure process; the reduction in foreclosure proceeds due to delay, or by challenges to completed foreclosure sales to the extent, if any, not covered by title insurance obtained in connection with such sales; actions by courts, state attorneys general, or regulators to delay further the foreclosure process after submission of corrected affidavits, or to facilitate claims by borrowers alleging that they were harmed by our foreclosure practices (by, for example, foreclosing without offering an appropriate range of alternative home preservation options); additional regulatory fines, sanctions, and other additional costs; and reputational risks. To date we have borne all out-of-pocket costs associated with the remediation rather than passing any such costs through to investors for whom we service the related mortgages, and we expect that we will continue to do so.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Loan Repurchases and Obligations Related to Loan Sales
Overview
Mortgage Companies within our Mortgage operations sell loans that take the form of securitizations guaranteed by the GSEs, securitizations to private investors, and to whole-loan investors. In connection with a portion of our Mortgage Companies' private-label securitizations, the monolines insured all or some of the related bonds and guaranteed timely repayment of bond principal and interest when the issuer defaults. In connection with securitizations and loan sales, the trustee for the benefit of the related security holders and, if applicable, the related monoline insurer, are provided various representations and warranties related to the loans sold. The specific representations and warranties vary among different transactions and investors but typically relate to, among other things, the ownership of the loan, the validity of the lien securing the loan, the loan's compliance with the criteria for inclusion in the transaction, including compliance with underwriting standards or loan criteria established by the buyer, the ability to deliver required documentation and compliance with applicable laws. In general, the representations and warranties described above may be enforced against the applicable Mortgage Companies at any time unless a sunset provision is in place. Upon discovery of a breach of a representation or warranty, the breach is corrected in a manner conforming to the provisions of the sale agreement. This may require the applicable Mortgage Companies to repurchase the loan, indemnify the investor for incurred losses, or otherwise make the investor whole. We have entered into settlement agreements with both Fannie Mae and Freddie Mac that, subject to certain exclusions, limit our remaining exposure with the GSEs. See Government-sponsored Enterprises below. ResCap assumes all of the customary mortgage representation and warranty obligations for loans purchased from Ally Bank and subsequently sold into the secondary market, generally through securitizations guaranteed by the GSEs. In the event ResCap fails to meet these obligations, Ally Financial Inc. has guaranteed Ally Bank coverage of certain of these liabilities.
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
Repurchase Process
After receiving a claim under representation and warranty obligations, the applicable Mortgage Companies will review the claim to determine the appropriate response (e.g. appeal and provide or request additional information) and take appropriate action (rescind, repurchase the loan, or remit indemnification payment). Historically, repurchase demands were generally related to loans that became delinquent within the first few years following origination. As a result of market developments over the past several years, investor repurchase demand behavior has changed significantly. GSEs and investors are more likely to submit claims for loans at any point in the loan's life cycle, including requests for loans that become delinquent or loans that incur a loss. Representation and warranty claims are generally reviewed on a loan-by-loan basis to validate if there has been a breach requiring a potential repurchase or indemnification payment. The applicable Mortgage Companies actively contest claims to the extent they are not considered valid. The applicable Mortgage Companies are not required to repurchase a loan or provide an indemnification payment where claims are not valid.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents the total number and original unpaid principal balance of loans related to unresolved representation and warranty demands (indemnification claims or repurchase demands). The table includes demands that we have requested be rescinded but which have not been agreed to by the investor.

	March 31, 2012		December 31, 2011 (a)
($ in millions)	Number of loans	Original UPB of loans	Number of loans	Original UPB of loans
GSEs	457	$89	357	$71
Insured PLS (monolines)
MBIA	7,314	491	7,314	490
FGIC	4,826	382	4,608	369
Other	937	70	730	58
Uninsured PLS	294	78	38	7
Whole-loan/other	561	85	475	74
Total number of loans and unpaid principal balance	14,389	$1,195	13,522	$1,069

(a)	Excludes certain populations where counterparties have requested additional documentation.
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
At the time a loan is sold, an estimate of the fair value of the liability is recorded and classified in accrued expenses and other liabilities on our Condensed Consolidated Balance Sheet and recorded as a component of gain (loss) on mortgage and automotive loans, net, in our Condensed Consolidated Statement of Comprehensive Income. We recognize changes in the liability when additional relevant information becomes available. Changes in the estimate are recorded as other operating expenses in our Condensed Consolidated Statement of Comprehensive Income. The repurchase reserve at March 31, 2012 relates primarily to non-GSE exposure.
The following table summarizes the changes in our reserve for representation and warranty obligations.

Three months ended March 31, ($ in millions)	2012	2011
Balance at January 1,	$825	$830
Provision for mortgage representation and warranty expenses
Loan sales	5	6
Change in estimate — continuing operations	19	26
Total additions	24	32
Resolved claims (a)	(42)	(34)
Recoveries	4	2
Balance at March 31,	$811	$830

(a)	Includes principal losses and accrued interest on repurchased loans, indemnification payments, and settlements with counterparties.
Government-sponsored Enterprises
Between 2004 and 2008, the applicable Mortgage Companies sold $250.8 billion of loans to the GSEs. Each GSE has specific guidelines and criteria for sellers and servicers of loans underlying their securities. In addition, the risk of credit loss of the loan sold was generally transferred to investors upon sale of the securities into the secondary market. Conventional conforming loans were sold to either Freddie Mac or Fannie Mae, and government-insured loans were securitized with Ginnie Mae. For the three months ended March 31, 2012, the applicable Mortgage Companies received repurchase claims relating to $128 million of original unpaid principal balance of which $93 million are

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

associated with the 2004 through 2008 vintages. The remaining $35 million in repurchase claims relate to post-2008 vintages. During the three months ended March 31, 2012, the applicable Mortgage Companies resolved claims with respect to $110 million of original unpaid principal balance, including settlement, repurchase, or indemnification payments related to $60 million of original unpaid principal balance, and rescinded claims related to $50 million of original unpaid principal balance. The applicable Mortgage Companies' representation and warranty obligation liability with respect to the GSEs considers the existing unresolved claims and the best estimate of future claims that could be received. The Mortgage Companies consider their experience with the GSE in evaluating its liability. During 2010, we reached agreements with Freddie Mac and Fannie Mae that, subject to certain exclusions, limits the remaining exposure of the applicable Mortgage Companies to each counterparty.
In March 2010, certain of our Mortgage Companies entered into an agreement with Freddie Mac under which we made a one-time payment to Freddie Mac for the release of repurchase obligations relating to most of the mortgage loans sold to Freddie Mac prior to January 1, 2009. This agreement does not release obligations of the applicable Mortgage Companies with respect to exposure for private-label MBS in which Freddie Mac had previously invested, loans where Ally Bank is the owner of the servicing, as well as defects in certain other specified categories of loans. Further, the applicable Mortgage Companies continue to be responsible for other contractual obligations we have with Freddie Mac, including all indemnification obligations that may arise in connection with the servicing of the mortgages. The total original unpaid principal balance of loans originated prior to January 1, 2009 and where Ally Bank was the owner of the servicing was $10.9 billion. For the three months ended March 31, 2012, the amount of losses taken on loans repurchased relating to defects where Ally Bank was the owner of the servicing was $5 million and the amount of losses taken on loans that we have repurchased relating to defects in the other specified categories was $2 million. These other specified categories include (i) loans subject to certain state predatory lending and similar laws; (ii) groups of 25 or more mortgage loans purchased, originated, or serviced by one of our mortgage subsidiaries, the purchase, origination, or sale of which all involve a common actor who committed fraud; (iii) “non-loan-level” representations and warranties which refer to representations and warranties that do not relate to specific mortgage loans (examples of such non-loan-level representations and warranties include the requirement that our mortgage subsidiaries meet certain standards to be eligible to sell or service loans for Freddie Mac or our mortgage subsidiaries sold or serviced loans for market participants that were not acceptable to Freddie Mac); and (iv) mortgage loans that are ineligible for purchase by Freddie Mac under its charter and other applicable documents. If, however, a mortgage loan was ineligible under Freddie Mac's charter solely because mortgage insurance was rescinded (rather than for example, because the mortgage loan is secured by a commercial property), and Freddie Mac required our mortgage subsidiary to repurchase that loan because of the ineligibility, Freddie Mac would pay our mortgage subsidiary any net loss we suffered on any later liquidation of that mortgage loan.
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
On December 23, 2010, certain of our mortgage subsidiaries entered into an agreement with Fannie Mae under which we made a one-time payment to Fannie Mae for the release of repurchase obligations related to most of the mortgage loans we sold to Fannie Mae prior to June 30, 2010. The agreement also covers potential exposure for private-label MBS in which Fannie Mae had previously invested. This agreement does not release the obligations of the applicable Mortgage Companies with respect to loans where Ally Bank is the owner of the servicing, as well as for defects in certain other specified categories of loans. Further, the applicable Mortgage Companies continue to be responsible for other contractual obligations they have with Fannie Mae, including all indemnification obligations that may arise in connection with the servicing of the mortgages, and the applicable Mortgage Companies continue to be obligated to indemnify Fannie Mae for litigation or third-party claims (including by borrowers) for matters that may amount to breaches of selling representations and warranties. The total original unpaid principal balance of loans originated prior to January 1, 2009 and where Ally Bank was the owner of the servicing was $24.4 billion. For the three months ended March 31, 2012, the amount of losses we have taken on loans that we have repurchased relating to defects where Ally Bank was the owner of the servicing was $14 million and the amount of losses we have taken on loans that we have repurchased relating to defects in the other specified categories of loans was $10 million. These other specified categories include, among others, (i) those that violate anti-predatory laws or statutes or related regulations or that otherwise violate other applicable laws and regulations; (ii) those that have non-curable defects in title to the secured property, or that have curable title defects, to the extent our mortgage subsidiaries do not cure such defects at our subsidiary's expense; (iii) any mortgage loan in which title or ownership of the mortgage loan was defective; (iv) groups of 13 or more mortgage loans, the purchase, origination, sale, or servicing of which all involve a common actor who committed fraud; and (v) mortgage loans not in compliance with Fannie Mae Charter Act requirements (e.g., mortgage loans on commercial properties or mortgage loans without required mortgage insurance coverage). If a mortgage loan falls out of compliance with Fannie Mae Charter Act requirements because mortgage insurance coverage has been rescinded and not reinstated or replaced, upon the borrower's default our mortgage subsidiaries would have to pay to Fannie Mae the amount of insurance proceeds that would have been paid by the mortgage insurer with respect to such mortgage loan. If the amount of the loss exceeded the amount of insurance proceeds, Fannie Mae would be responsible for such excess.
Private-label Securitizations (PLS)
In general, representations and warranties provided as part of our securitization activities are less rigorous than those provided to the

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

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
Insured PLS (Monolines)
Historically, the applicable Mortgage Companies securitized loans where the monolines insured all or some of the related bonds and guaranteed the timely repayment of bond principal and interest when the issuer defaults. Typically, any alleged breach requires the insurer to have both the ability to assert a claim as well as evidence that a defect has had a material and adverse effect on the interest of the security holders or the insurer. Generally, most claims in connection with private-label securitizations come from Monoline Insurers and continue to represent the majority of outstanding repurchase demands. For the period 2004 through 2007, the Mortgage Companies sold $42.7 billion of loans into these monoline-wrapped securitizations. During the three months ended March 31, 2012, the Mortgage Companies received repurchase claims related to $28 million of original unpaid principal balance from the monolines associated with the 2004 through 2007 securitizations. The Mortgage Companies have resolved repurchase demands through indemnification payments related to $2 million of original unpaid principal balance.
We are currently in litigation with MBIA and FGIC, and additional litigation with other monolines is likely.
Uninsured PLS
Historically, the applicable Mortgage Companies securitized loans where all or some of the related bonds were uninsured. These entities are required to make customary representations and warranties about the loans to the investor and/or securitization trust. Though particular application of the language is in dispute in various litigation, the contracts typically require claimants to demonstrate that an alleged breach of representations and warranties has had a material and adverse effect on the interest of the security holder. During the period 2004 through 2007, the Mortgage Companies sold $182.1 billion of loans into these uninsured private-label securitizations. Claims associated with uninsured PLS were historically self identified and constituted an immaterial portion of new claims. They historically were included within the Whole loan/other category. During the three months ended March 31, 2012, we received a repurchase request from a bond trustee with respect to one uninsured PLS deal for loans originated in 2006 relating to $70 million of original unpaid principal balance. The Mortgage Companies are currently reviewing this repurchase request.
Whole-loan Sales
In addition to the settlements with the GSEs noted earlier, certain of our Mortgage Companies have settled with whole-loan investors concerning alleged breaches of underwriting standards. For the three months ended March 31, 2012, certain of our Mortgage Companies have received $22 million of original unpaid principal balance in repurchase claims, all of which are associated with the 2004 through 2008 vintages of loans sold to whole-loan investors. Certain of our Mortgage Companies resolved claims related to $10 million of original unpaid principal balance, including settlements, repurchases, indemnification payments, and rescinded claims.
Private Mortgage Insurance
Mortgage insurance is required for certain consumer mortgage loans sold to the GSEs and certain securitization trusts and may have been in place for consumer mortgage loans sold to whole-loan investors. Mortgage insurance is typically required for first-lien consumer mortgage loans having a loan-to-value ratio at origination of greater than 80 percent. Mortgage insurers are, in certain circumstances, permitted to rescind existing mortgage insurance that covers consumer loans if they demonstrate certain loan underwriting requirements have not been met. Upon receipt of a rescission notice, the applicable Mortgage Companies will assess the notice and, if appropriate, refute the notice, or if the notice cannot be refuted, the applicable Mortgage Companies attempt to remedy the defect. In the event the mortgage insurance cannot be reinstated, the applicable Mortgage Companies may be obligated to repurchase the loan or provide an indemnification payment in the event of a loss, subject to contractual limitations. While the applicable Mortgage Companies make every effort to reinstate the mortgage insurance,

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

they have had limited success and as a result, most of these requests result in rescission of the mortgage insurance. At March 31, 2012, the applicable Mortgage Companies have approximately $173 million in original unpaid principal balance of outstanding mortgage insurance rescission notices where we have not received a repurchase demand. However, this unpaid principal amount is not representative of expected future losses.
Legal Proceedings
We are subject to potential liability under various governmental proceedings, claims, and legal actions that are pending or otherwise asserted against us. We are named as defendants in a number of legal actions, and we are involved in governmental proceedings arising in connection with our respective businesses. Some of the pending actions purport to be class actions, and certain legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. We establish reserves for legal claims when payments associated with the claims become probable and the payments can be reasonably estimated. Given the inherent difficulty of predicting the outcome of litigation and regulatory matters, it is generally very difficult to predict what the eventual outcome will be, and when the matter will be resolved. The actual costs of resolving legal claims may be higher or lower than any amounts reserved for the claims. The following information supplements the disclosures in Note 31 to the Consolidated Financial Statements in our 2011 Annual Report on Form 10-K.
FGIC Litigation
The Financial Guaranty Insurance Company (FGIC) filed three complaints on November 29, 2011, against several of Ally's mortgage subsidiaries in New York County Supreme Court. In two of these cases, both entitled Financial Guaranty Insurance Company v. Residential Funding Company LLC (RFC), et al., FGIC alleges that defendants RFC and ResCap breached their contractual representations and warranties relating to the characteristics of the mortgage loans contained in certain insured MBS offerings. FGIC further alleges that the defendants breached their contractual obligations to permit access to loan files and certain books and records.
In the third case, entitled Financial Guaranty Insurance Company v. GMAC Mortgage LLC (GMAC Mortgage), et al., FGIC makes similar contract allegations against GMAC Mortgage and ResCap, as well as a claim against GMAC Mortgage for fraudulent inducement. In addition, FGIC alleges aiding and abetting fraudulent inducement against Ally Bank, which originated a large portion of the loans in the disputed pool, and breach of the custodial agreement for failing to notify FGIC of the claimed breaches of representations and warranties. In each of these cases, FGIC seeks, among other relief, reimbursement of all sums it paid under the various policies and an award of legal, rescissory, equitable, and punitive damages.
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
Since January 1, 2012, FGIC has filed five new complaints in federal court naming some combination of Ally, ResCap, Ally Bank, RFC, and GMAC Mortgage. The five complaints were filed on January 31, 2012, March 5, 2012, March 6, 2012, March 12, 2012 and March 13, 2012, respectively. These complaints seek relief nearly identical to that of FGIC's previously filed cases and contain substantially similar allegations. In particular, FGIC alleges that the defendants, acting as alter egos of each other, fraudulently induced FGIC to enter into seven separate insurance and indemnity agreements and breached their contractual obligations under same. In addition, FGIC amended its first-filed complaint to name Ally Financial as a defendant.
All of the FGIC cases are now venued in the U.S. District Court for the Southern District of New York, and the defendants have asked the Court for leave to file motions to dismiss each such case.
Mitchell Litigation
In this statewide class action, plaintiffs alleged that Mortgage Capital Resources, Inc. (MCR) violated the Missouri Second Mortgage Loan Act by charging Missouri borrowers fees and interest not permitted by the Act. RFC and Homecomings Financial LLC (HFN), among others, were named as defendants in their role as assignees of certain of the MCR loans. Following a trial concluded in January 2008, the jury returned verdicts against all defendants, including an award against RFC and HFN for $4 million in compensatory damages (plus pre- and post-judgment interest and attorneys' fees) and against RFC for $92 million in punitive damages. In a November 2010 decision, the Missouri Court of Appeals affirmed the compensatory damages but ordered a new trial on punitive damages. Upon remand, we paid $12.8 million in compensatory damages (including interest and attorneys' fees). At the end of February 2012, RFC entered into an agreement in principle to settle all of plaintiffs' remaining claims, including plaintiffs' already-awarded attorneys' fees on appeal, for a total of $17.3 million. The agreement was preliminarily approved on April 16, 2012. The hearing on final approval is scheduled for May 18, 2012.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Potential Losses - Litigation, Repurchase Obligations, and Related Claims
Litigation
As described under Legal Proceedings above, Ally and certain of its subsidiaries have been named as defendants in several cases relating to their various roles in MBS offerings.
Private-label Securitizations — Other Potential Repurchase Obligations
When our Mortgage Companies sell mortgage loans through whole-loan sales or securitizations, these entities are required to make customary representations and warranties about the loans to the purchaser and/or securitization trust. These representations and warranties relate to, among other things, the ownership of the loan, the validity of the lien securing the loan, the loan's compliance with the criteria for inclusion in the transaction, including compliance with underwriting standards or loan criteria established by the buyer, ability to deliver required documentation, and compliance with applicable laws. Generally, the representations and warranties described above may be enforced against the applicable Mortgage Companies at any time over the life of the loan, subject to applicable statutes of limitations and other similar limitations. Breaches of these representations and warranties have resulted in a requirement that the applicable Mortgage Companies repurchase mortgage loans. As the mortgage industry continues to experience higher repurchase requirements and additional investors begin to attempt to put back loans, a significant increase in activity beyond that experienced today could occur, resulting in additional future losses at our Mortgage Companies.
Potential Losses
We currently estimate that ResCap's reasonably possible losses over time related to the litigation matters and potential repurchase obligations and related claims described above could be between $0 and $4 billion over existing accruals. This estimated range is based on significant judgment and numerous assumptions that are subject to change, and which could be material. However, as a result of ResCap's current financial position, we believe ResCap's ability to pay for any such losses is very limited. Refer to Note 1 to the Condensed Consolidated Financial Statements for a discussion of reasonably possible losses in connection with a ResCap bankruptcy filing.
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
25.    Subsequent Events
Declaration of Quarterly Dividend Payments
On April 4, 2012, the Ally Board of Directors declared quarterly dividend payments on certain outstanding preferred stock. This included a cash dividend of $1.125 per share, or a total of $134 million, on Fixed Rate Cumulative Mandatorily Convertible Preferred Stock, Series F-2; a cash dividend of $17.50 per share, or a total of $45 million, on Fixed Rate Cumulative Perpetual Preferred Stock, Series G; and a cash dividend of $0.53 per share, or a total of $22 million, on Fixed Rate/Floating Rate Perpetual Preferred Stock, Series A. The dividends are payable on May 15, 2012.
Chrysler Exclusivity Agreement
We are currently party to an agreement with Chrysler, pursuant to which Chrysler is obligated to provide us with exclusivity privileges related to certain of its retail financing subvention programs. On April 25, 2012, Chrysler provided us with notification of non-renewal, and as a result the agreement will expire on April 30, 2013.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

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
The following table presents selected statement of income data.

	Three months ended March 31,
($ in millions)	2012	2011
Total financing revenue and other interest income	$2,400	$2,478
Interest expense	1,438	1,664
Depreciation expense on operating lease assets	293	270
Net financing revenue	669	544
Total other revenue	1,187	1,008
Total net revenue	1,856	1,552
Provision for loan losses	140	113
Total noninterest expense	1,350	1,340
Income from continuing operations before income tax expense (benefit)	366	99
Income tax expense (benefit) from continuing operations	64	(70)
Net income from continuing operations	302	169
Income (loss) from discontinued operations, net of tax	8	(23)
Net income	$310	$146
Basic and diluted earnings per common share:
Net income (loss) from continuing operations	$76	$(2)
Net income (loss)	82	(19)
Non-GAAP financial measures (a):
Net income	$310	$146
Add: Original issue discount amortization expense (b)	108	326
Add: Income tax expense (benefit) from continuing operations	64	(70)
Less: Income (loss) from discontinued operations, net of tax	8	(23)
Core pretax income (a)	$474	$425

(a)
Core pretax income is not a financial measure defined by accounting principles generally accepted in the United States of America (GAAP). We define core pretax income as earnings from continuing operations before income taxes, original issue discount amortization expense primarily associated with our 2008 bond exchange, and the gain on extinguishment of debt related to the 2008 bond exchange. We believe that the presentation of core pretax income is useful information for the users of our financial statements in understanding the earnings from our core businesses. In addition, core pretax income is the primary measure that management uses to assess the performance of our operations. We believe that core pretax income is a useful alternative measure of our ongoing profitability and performance, when viewed in conjunction with GAAP measures. The presentation of this additional information is not a substitute for net income determined in accordance with GAAP.

(b)
Primarily represents original issue discount amortization expense associated with the 2008 bond exchange, including accelerated amortization of $30 million for the three months ended March 31, 2011 that was reported as a loss on extinguishment of debt in the Condensed Consolidated Statement of Comprehensive Income.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table presents selected balance sheet and ratio data.

	At and for the three months ended March 31,
($ in millions)	2012	2011
Selected period-end balance sheet data:
Total assets	$186,350	$173,704
Long-term debt	$93,990	$88,139
Preferred stock/interests	$6,940	$6,940
Total equity	$19,667	$20,407
Financial ratios
Efficiency ratio (a)	72.74%	86.34%
Core efficiency ratio (a)	68.74%	71.35%
Return on assets
Net income from continuing operations	0.66%	0.39%
Net income	0.68%	0.34%
Core pretax income	1.03%	0.99%
Return on equity
Net income from continuing operations	6.24%	3.36%
Net income	6.40%	2.90%
Core pretax income	9.78%	8.45%
Equity to assets	10.56%	11.72%
Net interest spread (b)	1.24%	0.85%
Net interest spread excluding original issue discount (b)	1.60%	1.86%
Net yield on interest-earning assets (c)	1.67%	1.46%
Net yield on interest-earning assets excluding original issue discount (c)	1.94%	2.26%
Regulatory capital ratios
Tier 1 capital (to risk-weighted assets) (d)	13.50%	14.68%
Total risk-based capital (to risk-weighted assets) (e)	14.53%	15.97%
Tier 1 leverage (to adjusted quarterly average assets) (f)	11.65%	12.78%
Total equity	$19,667	$20,407
Goodwill and certain other intangibles	(494)	(533)
Unrealized gains and other adjustments	(317)	(272)
Trust preferred securities	2,542	2,541
Tier 1 capital (d)	21,398	22,143
Preferred equity	(6,940)	(6,940)
Trust preferred securities	(2,542)	(2,541)
Tier 1 common capital (non-GAAP) (g)	$11,916	$12,662
Risk-weighted assets (h)	$158,460	$150,814
Tier 1 common (to risk-weighted assets) (g)	7.52%	8.40%

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
Ally Financial Inc. • Form 10-Q

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
Discontinued Operations
During 2011, we committed to sell certain operations of our International Automotive Finance operations, Insurance operations, and Mortgage Legacy Portfolio and Other operations, and have classified certain of these operations as discontinued. For all periods presented, all of the operating results for these operations were removed from continuing operations. Refer to Note 2 to the Condensed Consolidated Financial Statements for additional information regarding our discontinued operations.
Primary Lines of Business
Our primary lines of business are Global Automotive Services and Mortgage operations. The following table summarizes the operating results excluding discontinued operations of each line of business for the three months ended March 31, 2012 and 2011. Operating results for each of the lines of business are more fully described in the MD&A sections that follow.

	Three months ended March 31,
($ in millions)	2012	2011	Favorable/ (unfavorable) % change
Total net revenue (expense)
Global Automotive Services
North American Automotive Finance operations	$854	$927	(8)
International Automotive Finance operations	230	224	3
Insurance operations	468	485	(4)
Mortgage
Origination and Servicing operations	554	323	72
Legacy Portfolio and Other operations	50	90	(44)
Corporate and Other	(300)	(497)	40
Total	$1,856	$1,552	20
Income (loss) from continuing operations before income tax expense (benefit)
Global Automotive Services
North American Automotive Finance operations	$442	$518	(15)
International Automotive Finance operations	45	31	45
Insurance operations	124	131	(5)
Mortgage
Origination and Servicing operations	217	85	155
Legacy Portfolio and Other operations	(26)	(42)	38
Corporate and Other	(436)	(624)	30
Total	$366	$99	n/m
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

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

On April 25, 2012, Chrysler provided us with notification of nonrenewal for the existing agreement governing the exclusivity privileges related to certain of its retail financing subvention programs (for further discussion on our agreement, refer to our Annual Report on Form 10-K for the year ended December 31, 2011, Item 1, Business - Manufacturer Relationships). As a result of this notification, the agreement will expire on April 30, 2013. The nonrenewal of the existing contract does not preclude the two companies from continuing to work together in the future.
On March 22, 2012, we announced that MG Motor UK selected Ally as the preferred wholesale provider for dealerships in the United Kingdom. This agreement expands on the existing preferred retail financing relationship established in 2011.

•
Our mortgage business is a leading originator and servicer of residential mortgage loans in the United States. We report our Mortgage operations as two distinct segments: (1) Origination and Servicing operations and (2) Legacy Portfolio and Other operations. These operations are conducted through the mortgage operations of Ally Bank and subsidiaries of the Residential Capital, LLC (ResCap) legal entity.

Our Origination and Servicing operations consist of originating, purchasing, selling, and securitizing conforming and government-insured residential mortgage loans in the United States. We are one of the largest residential mortgage loan servicers in the United States, and we provide collateralized lines of credit to other mortgage originators, which we refer to as warehouse lending. We finance our mortgage loan originations primarily in Ally Bank. We sell the conforming mortgages we originate or purchase in sales that take the form of securitizations guaranteed by the Federal National Mortgage Association (Fannie Mae) or the Federal Home Loan Mortgage Corporation (Freddie Mac), and we sell government-insured mortgage loans we originate or purchase in securitizations guaranteed by the Government National Mortgage Association (Ginnie Mae). We also selectively originate prime jumbo mortgage loans.
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
ResCap did not make a semi-annual interest payment that was due on April 17, 2012, related to $473 million of unsecured debt principal, which matures in 2013. The interest due was $20 million. The indenture provides that a failure to pay interest on an interest payment date does not become an event of default unless such failure continues for a period of 30 days. ResCap has significant additional near-term interest and principal payments on its outstanding debt securities and credit facilities. Ally or ResCap may take additional actions with respect to ResCap as each party deems appropriate. These actions may include, among others, Ally providing or declining to provide additional liquidity and capital support for ResCap; Ally purchasing assets from ResCap; asset sales by ResCap to third parties, or other business reorganization or similar action by ResCap with respect to all or part of ResCap and/or its affiliates. This may include a reorganization under bankruptcy laws, which ResCap is actively considering. Refer to Note 1 for further details on ResCap.

•
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

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Consolidated Results of Operations
The following table summarizes our consolidated operating results excluding discontinued operations for the periods shown.

	Three months ended March 31,
($ in millions)	2012	2011	Favorable/ (unfavorable) % change
Net financing revenue
Total financing revenue and other interest income	$2,400	$2,478	(3)
Interest expense	1,438	1,664	14
Depreciation expense on operating lease assets	293	270	(9)
Net financing revenue	669	544	23
Other revenue
Net servicing income	319	270	18
Insurance premiums and service revenue earned	375	399	(6)
Gain on mortgage and automotive loans, net	126	90	40
Loss on extinguishment of debt	—	(39)	100
Other gain on investments, net	90	84	7
Other income, net of losses	277	204	36
Total other revenue	1,187	1,008	18
Total net revenue	1,856	1,552	20
Provision for loan losses	140	113	(24)
Noninterest expense
Compensation and benefits expense	475	424	(12)
Insurance losses and loss adjustment expenses	159	170	6
Other operating expenses	716	746	4
Total noninterest expense	1,350	1,340	(1)
Income from continuing operations before income tax expense (benefit)	366	99	n/m
Income tax expense (benefit) from continuing operations	64	(70)	(191)
Net income from continuing operations	$302	$169	79
n/m = not meaningful
We earned net income from continuing operations of $302 million for the three months ended March 31, 2012, compared to net income from continuing operations of $169 million for the three months ended March 31, 2011. Net income from continuing operations for the three months ended March 31, 2012, was favorably impacted by a decrease in interest expense related to bond maturities and normal monthly amortization, an increase in consumer automotive financing revenue driven primarily by strong origination volume during 2011, and higher fee income and net origination revenue related to increased consumer mortgage-lending production associated with government-sponsored refinancing programs. The increase was partially offset by higher income tax expense.
Total financing revenue and other interest income decreased by 3% for the three months ended March 31, 2012, compared to the same period in 2011. The decrease at our Mortgage Legacy Portfolio and Other operations resulted from a decline in average asset levels due to portfolio runoff and loan sales. Operating lease revenue at our North Automotive Finance operations decreased due to lower levels of lease units outstanding during the quarter, primarily driven by the continued wind-down of legacy lease assets. These declines were partially offset by an increase in consumer financing revenue at our North American Automotive operations driven primarily by strong loan origination volume during 2011, resulting primarily from increased volumes of used vehicle automotive financing and higher automotive industry sales.
Interest expense decreased 14% for the three months ended March 31, 2012, compared to the same period in 2011. The decrease was primarily due to lower OID amortization expense of $188 million related to bond maturities and normal monthly amortization.
Depreciation expense on operating lease assets increased 9% for the three months ended March 31, 2012, compared to the same period in 2011, primarily due to lower lease remarketing gains as a result of lower lease termination volume.
Net servicing income was $319 million for the three months ended March 31, 2012, compared to $270 million for the same period in 2011. The servicing valuation in 2011 was unfavorably impacted by an adjustment related to higher servicing costs related to enhanced foreclosure procedures, establishment of single point of contact, and other processes to comply with the Consent Order. The increase was also due to favorable market movement.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Insurance premiums and service revenue earned decreased 6% for the three months ended March 31, 2012, compared to the same period in 2011. The decrease was primarily due to lower insurance premiums and service revenue earned resulting from declining U.S. extended service contracts written between 2007 and 2009 due to lower domestic vehicle sales volume.
Gain on mortgage and automotive loans increased 40% for the three months ended March 31, 2012, compared to the same period in 2011, primarily due to higher mortgage loan margins due to change in channel mix.
Loss on extinguishment of debt decreased $39 million for the three months ended March 31, 2012, compared to the same period in 2011. The activity in 2011 included $30 million of accelerated amortization of original issue discount related to the extinguishment of certain Ally debt.
Other income, net of losses, increased 36% for the three months ended March 31, 2012, compared to the same period in 2011. The increase for the three months ended March 31, 2012, was primarily due to higher fee income and net origination revenue related to increased consumer mortgage-lending production associated with government-sponsored refinancing programs.
The provision for loan losses was $140 million for the three months ended March 31, 2012, compared to $113 million for the same period in 2011. The increase in the three months ended March 31, 2012, reflected continued growth in the consumer and commercial automotive portfolios and a lower reserve release from the ongoing runoff of our legacy mortgage portfolio.
Compensation and benefits expense increased 12% for the three months ended March 31, 2012, compared to the same period in 2011. The increase was primarily related to a revaluation adjustment of our share-based compensation awards and an increase in headcount at Mortgage Origination and Servicing operations due to higher consumer-lending production.
Other operating expenses decreased 4% for the three months ended March 31, 2012, compared to the same period in 2011, primarily due to lower advertising and marketing expenses and lower vehicle remarketing and repossession expense, partially offset by higher professional services expense.
Income tax expense from continuing operations was $64 million for the three months ended March 31, 2012, compared to an income tax benefit of $70 million for the same period in 2011. The increase in income tax expense during the three months ended March 31, 2012, compared to the same period in 2011, was due to the 2011 benefit being largely driven by a $101 million income tax benefit on a reversal of valuation allowance on net deferred tax assets in one of our Canadian subsidiaries that was not a recurring event in 2012.
In calculating the provision for income taxes, we apply an estimated annual effective tax rate to year-to-date ordinary income. We have a full valuation allowance against our domestic net deferred tax assets and certain international net deferred tax assets. Accordingly, tax expense is driven by foreign income taxes on pretax profits within our foreign operations and U.S. state income taxes in states where profitable subsidiaries are required to file separately from other loss companies in the group or where the use of prior losses is restricted.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

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

	Three months ended March 31,
($ in millions)	2012	2011	Favorable/ (unfavorable) % change
Net financing revenue
Consumer	$763	$668	14
Commercial	322	326	(1)
Loans held-for-sale	5	—	100
Operating leases	536	651	(18)
Other interest income	18	23	(22)
Total financing revenue and other interest income	1,644	1,668	(1)
Interest expense	578	582	1
Depreciation expense on operating lease assets	291	268	(9)
Net financing revenue	775	818	(5)
Other revenue
Servicing fees	30	45	(33)
Other income	49	64	(23)
Total other revenue	79	109	(28)
Total net revenue	854	927	(8)
Provision for loan losses	78	46	(70)
Noninterest expense
Compensation and benefits expense	119	116	(3)
Other operating expenses	215	247	13
Total noninterest expense	334	363	8
Income before income tax expense (benefit)	$442	$518	(15)
Total assets	$102,894	$87,662	17
Operating data
Retail Originations	$8,927	$10,140	(12)
Lease Originations	1,619	2,219	(27)
Our North American Automotive Finance operations earned income before income tax expense of $442 million for the three months ended March 31, 2012, compared to $518 million for the three months ended March 31, 2011. The decrease in 2012 was primarily driven by lower operating lease remarketing gains due to lower termination volume, the run-off of legacy lease assets, lower servicing fees and remarketing fee income, and higher provision expense for loan losses. These declines were partially offset by increased consumer financing revenue driven by strong origination volume and lower operating expenses.
Consumer financing revenue increased 14% for the three months ended March 31, 2012, compared to the same period in 2011, due to an increase in consumer asset levels primarily related to strong loan origination volume, resulting primarily from increased volumes of used

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

vehicle automotive financing and higher automotive industry sales. Additionally, we continue to prudently expand our nonprime origination volume. The increase in consumer revenue from volume was partially offset by lower yields as a result of the competitive market environment for automotive financing.
Operating lease revenue decreased 18% for the three months ended March 31, 2012, compared to the same period in 2011, due to lower levels of lease units outstanding during the quarter, primarily driven by the continued wind-down of legacy lease assets.
Depreciation expense on operating lease assets increased 9% for the three months ended March 31, 2012, compared to the same period in 2011, primarily due to lower lease remarketing gains as a result of lower lease termination volume.
Servicing fee income decreased 33% for the three months ended March 31, 2012 compared to the same period in 2011, due to lower levels of off-balance sheet retail serviced assets driven by a reduction of whole-loan sales.
Other income decreased 23% for the three months ended March 31, 2012, compared to the same period in 2011, primarily due to lower remarketing fee income driven by lower remarketing volumes through our proprietary SmartAuction platform. While we continue to grow our diversified remarketing volumes with third parties, the growth was offset by reductions in remarketing volume from our off-lease vehicles and repossessed assets.
The provision for loan losses was $78 million for the three months ended March 31, 2012, compared to $46 million for the same period in 2011. The increase for the three months ended March 31, 2012, was primarily due to continued growth in consumer and commercial loans. Overall portfolio credit quality remains strong and continues to benefit from favorable pricing in the used vehicle market.
Other operating expenses decreased 13% for the three months ended March 31, 2012, compared to the same period in 2011. The decrease was a result of lower expense related to automotive manufacturer exclusivity arrangements and lower costs associated with reduced lease termination volumes, including lower vehicle remarketing expenses.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

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

	Three months ended March 31,
($ in millions)	2012	2011	Favorable/ (unfavorable) % change
Net financing revenue
Consumer	$304	$287	6
Commercial	93	104	(11)
Operating leases	4	4	—
Other interest income	17	26	(35)
Total financing revenue and other interest income	418	421	(1)
Interest expense	252	253	—
Depreciation expense on operating lease assets	2	2	—
Net financing revenue	164	166	(1)
Other revenue
Other income	66	58	14
Total other revenue	66	58	14
Total net revenue	230	224	3
Provision for loan losses	47	37	(27)
Noninterest expense
Compensation and benefits expense	44	44	—
Other operating expenses	94	112	16
Total noninterest expense	138	156	12
Income from continuing operations before income tax expense (benefit)	$45	$31	45
Total assets	$16,054	$16,295	(1)
Operating data
Consumer originations (a) (b)	$2,294	$1,898	21

(a)	Represents consumer originations for continuing operations only.

(b)
Includes vehicles financed through our joint venture GMAC-SAIC, which is recorded as other income. We own 40% of GMAC-SAIC alongside Shanghai Automotive Group Finance Company LTD and Shanghai General Motors Corporation LTD.

Our International Automotive Finance operations earned income from continuing operations before income tax expense of $45 million during the three months ended March 31, 2012, compared to $31 million during the three months ended March 31, 2011. The increase for the three months ended March 31, 2012, was primarily a result of lower operating expenses driven by lower legal costs in Latin America, our continued focus on cost reduction, and higher income earned from our China joint venture.
Total financing revenue and other interest income decreased $3 million during the three months ended March 31, 2012, compared to the same period in 2011. The decrease was primarily due to unfavorable movements in foreign-currency exchange rates on our consumer and commercial portfolios, which were partially offset by stronger originations, primarily in Brazil.
Other income increased 14% for the three months ended March 31, 2012, compared to the same period in 2011, primarily due to higher earnings from our China joint venture and higher income on other assets in Brazil.
The provision for loan losses increased $10 million for the three months ended March 31, 2012, compared to the same period in 2011. The increase in provision is related to increased reserves as a result of a cautious economic outlook in Europe and Latin America.
Other operating expenses decreased 16% for the three months ended March 31, 2012, compared to the same period in 2011, primarily due to lower legal expenses in Latin America.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Automotive Financing Volume
Consumer Automotive Financing Volume
The following table summarizes our new and used vehicle consumer financing volume and our share of consumer sales.

	Ally consumer automotive financing volume		% Share of consumer sales
Three months ended March 31, (units in thousands)	2012	2011	2012	2011
GM new vehicles
North America	157	266	32	51
International (excluding China) (a)	97	75	30	24
China (b)	24	25	8	10
Total GM new units financed	278	366
Chrysler new vehicles
North America	82	75	26	30
International (excluding China)	—	—
Total Chrysler new units financed	82	75
Other non-GM / Chrysler new vehicles
North America	21	19
International (excluding China)	1	1
China (b)	23	21
Total other non-GM / Chrysler new units financed	45	41
Used vehicles
North America	141	125
International (excluding China)	10	9
China (b)	—	—
Total used units financed	151	134
Total consumer automotive financing volume	556	616

(a)	Excludes financing volume and GM consumer sales of discontinued operations, as well as GM consumer sales for other countries in which GM operates and in which we have no financing volume.

(b)	Represents vehicles financed through our joint venture GMAC-SAIC. We own 40% of GMAC-SAIC alongside Shanghai Automotive Group Finance Company LTD and Shanghai General Motors Corporation LTD.
The decline in consumer automotive financing volume during the three months ended March 31, 2012, compared to the same period in 2011, was primarily driven by lower retail penetration at both GM and Chrysler in North America. Despite the overall decrease between periods, both used and diversified originations increased due to our continued strategic focus within these markets. The decrease in North American GM penetration was due to a change in automotive manufacturers' incentive strategy and a decrease in Ally-exclusive incentives. The decrease in North American Chrysler penetration was the result of increased competition. The increases and favorable penetration levels in our International operations were primarily due to aggressive manufacturer marketing incentive programs coupled with existing Ally campaigns and more competitive pricing.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Manufacturer Marketing Incentives
The following table presents the percentage of retail and lease contracts acquired by us that included rate support from GM.

Three months ended March 31,	2012	2011
GM subvented volume in North America
As % of GM North American new retail and lease volume acquired by Ally	62%	46%
As % of total North American new and used retail and lease volume acquired by Ally	24%	25%
GM subvented International (excluding China) volume (a)
As % of GM International new retail and lease volume acquired by Ally	71%	61%
As % of total International new and used retail and lease volume acquired by Ally	64%	54%
GM subvented volume in China (b)
As % of GM China new retail and lease volume acquired by Ally	2%	1%
As % of total China new and used retail and lease volume acquired by Ally	1%	1%

(a)	Represents subvention for continuing operations only.

(b)	Represents vehicles financed through our joint venture GMAC-SAIC. We own 40% of GMAC-SAIC alongside Shanghai Automotive Group Finance Company LTD and Shanghai General Motors Corporation LTD.
The following table presents the percentage of Chrysler subvented retail and lease volume acquired by Ally.

Three months ended March 31,	2012	2011
Chrysler subvented volume in North America
As % of Chrysler North American new retail and lease volume acquired by Ally	50%	48%
As % of total North American new and used retail and lease volume acquired by Ally	10%	7%
During the three months ended March 31, 2012, North American retail contracts acquired that included rate subvention from GM and Chrysler increased as a percentage of total new retail contracts acquired as compared to the same period in 2011 due to a change in the mix of manufacturer marketing incentives away from non-rate programs. International retail contracts acquired from GM that included rate and residual subvention increased as a result of aggressive GM campaigns in various international markets.
For further discussion of our manufacturing marketing incentives, refer to our Annual Report on Form 10-K for the year ended December 31, 2011, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Automotive Finance Operations.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Commercial Wholesale Financing Volume
The following table summarizes the average balances of our commercial wholesale floorplan finance receivables of new and used vehicles and share of dealer inventory in markets where we operate.

	Average balance		% Share of dealer inventory
Three months ended March 31, ($ in millions)	2012	2011	2012	2011
GM new vehicles
North America (a)	$16,243	$15,413	72	84
International (excluding China) (b) (c)	4,204	3,830	77	76
China (b) (d)	1,443	884	80	81
Total GM new vehicles financed	21,890	20,127
Chrysler new vehicles
North America (a)	7,755	7,182	60	68
International	20	21
Total Chrysler new vehicles financed	7,775	7,203
Other non-GM / Chrysler new vehicles
North America	2,365	2,215
International (excluding China)	72	131
China (d)	5	—
Total other non-GM / Chrysler new vehicles financed	2,442	2,346
Used vehicles
North America	3,215	3,076
International (excluding China)	169	135
Total used vehicles financed	3,384	3,211
Total commercial wholesale finance receivables	$35,491	$32,887

(a)	Share of dealer inventory based on a 4 month average of dealer inventory (excludes in-transit units).

(b)	Share of dealer inventory based on wholesale financing share of GM shipments.

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
Commercial wholesale financing average volume increased for the three months ended March 31, 2012, compared to the same period in 2011, primarily due to growing dealer inventories required to support increasing global automobile sales. North American GM and Chrysler wholesale penetration decreased for the three months ended March 31, 2012, compared to the same period in 2011, due to increased competition in the wholesale marketplace.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Insurance Operations
Results of Operations
The following table summarizes the operating results of our Insurance operations excluding discontinued operations for the periods shown. The amounts presented are before the elimination of balances and transactions with our other operating segments.

	Three months ended March 31,
($ in millions)	2012	2011	Favorable/ (unfavorable) % change
Insurance premiums and other income
Insurance premiums and service revenue earned	$371	$393	(6)
Investment income	82	79	4
Other income	15	13	15
Total insurance premiums and other income	468	485	(4)
Expense
Insurance losses and loss adjustment expenses	155	157	1
Acquisition and underwriting expense
Compensation and benefits expense	25	27	7
Insurance commissions expense	116	122	5
Other expenses	48	48	—
Total acquisition and underwriting expense	189	197	4
Total expense	344	354	3
Income from continuing operations before income tax expense (benefit)	$124	$131	(5)
Total assets	$8,394	$9,024	(7)
Insurance premiums and service revenue written	$373	$374	—
Combined ratio (a)	89.7%	87.4%

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

Our Insurance operations earned income from continuing operations before income tax expense of $124 million for the three months ended March 31, 2012, compared to $131 million for the three months ended March 31, 2011. The decrease was primarily attributable to lower insurance premiums and service revenue earned.
Total insurance premiums and other income decreased 4% for the three months ended March 31, 2012, compared to the same period in 2011. The decrease was primarily due to lower insurance premiums and service revenue earned resulting from declining U.S. extended service contracts written between 2007 and 2009 due to lower domestic vehicle sales volume.
Insurance losses and loss adjustment expenses totaled $155 million for the three months ended March 31, 2012, compared to $157 million for the three months ended March 31, 2011. The decrease was driven primarily by decreased volume of our U.S. extended service contracts. This decrease was partially offset by higher weather-related losses in the United States on our dealer inventory insurance products.
Acquisition and underwriting expense decreased 4% for the three months ended March 31, 2012, compared to the same period in 2011. The decrease was primarily due to lower commissions expense in our U.S. dealership-related products matching our decrease in earned premiums.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table shows premium and service revenue written by insurance product.

	Three months ended March 31,
($ in millions)	2012	2011
Vehicle service contracts
New retail	$94	$90
Used retail	134	129
Reinsurance	(31)	(25)
Total vehicle service contracts	197	194
Wholesale	20	22
Other finance and insurance (a)	33	30
North American operations	250	246
International operations	123	128
Total	$373	$374

(a)	Other finance and insurance includes Guaranteed Automobile Protection (GAP) coverage, excess wear and tear, and other ancillary products.
Insurance premiums and service revenue written was $373 million for the three months ended March 31, 2012, compared to $374 million for the same period in 2011. Vehicle service contract revenue is earned over the life of the service contract on a basis proportionate to the anticipated cost pattern. As such, the majority of earnings from vehicle service contracts written during the three months ended March 31, 2012, will be recognized as income in future periods.
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
The following table summarizes the composition of our Insurance operations cash and investment portfolio at fair value.

($ in millions)	March 31, 2012	December 31, 2011
Cash
Noninterest-bearing cash	$234	$211
Interest-bearing cash	1,053	629
Total cash	1,287	840
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	398	496
Foreign government	758	678
Mortgage-backed	466	590
Asset-backed	137	95
Corporate debt	1,551	1,491
Other debt	21	23
Total debt securities	3,331	3,373
Equity securities	969	1,054
Total available-for-sale securities	4,300	4,427
Total cash and securities	$5,587	$5,267

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Mortgage Operations
Our Mortgage operations include the ResCap legal entity and the mortgage operations of Ally Bank (Refer to Note 1 for further details on ResCap). Results from continuing operations for our Mortgage operations are presented by reportable segment, which includes our Origination and Servicing operations and our Legacy Portfolio and Other operations.
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

	Three months ended March 31,
($ in millions)	2012	2011	Favorable/ (unfavorable) % change
Net financing revenue (loss)
Total financing revenue and other interest income	$104	$101	3
Interest expense	97	118	18
Net financing revenue (loss)	7	(17)	141
Servicing fees	281	312	(10)
Servicing asset valuation and hedge activities, net	9	(87)	110
Total servicing income, net	290	225	29
Gain on mortgage loans, net	126	72	75
Other income, net of losses	131	43	n/m
Total other revenue	547	340	61
Total net revenue	554	323	72
Provision for loan losses	1	2	50
Noninterest expense
Compensation and benefits expense	86	65	(32)
Representation and warranty expense	11	(2)	n/m
Other operating expenses	239	173	(38)
Total noninterest expense	336	236	(42)
Income before income tax expense (benefit)	$217	$85	155
Total assets	$19,556	$18,714	4
n/m = not meaningful
Our Origination and Servicing operations earned income before income tax expense of $217 million for the three months ended March 31, 2012, compared to income before income tax expense of $85 million for the three months ended March 31, 2011. The increase was primarily driven by favorable servicing asset valuation, net of hedge, higher fee income and net origination revenue related to increased consumer mortgage-lending production associated with government-sponsored refinancing programs, and higher net gains on the sale of mortgage loans.
Net financing revenue was $7 million for the three months ended March 31, 2012, compared to net financing loss of $17 million for the same period in 2011. The increase in net financing revenue was primarily due to lower funding costs.
Total servicing income, net was $290 million for the three months ended March 31, 2012, compared to $225 million for the same period in 2011. The servicing valuation in 2011 was unfavorably impacted by an adjustment related to higher servicing costs related to enhanced foreclosure procedures, establishment of single point of contact, and other processes to comply with the Consent Order. The increase was also due to favorable market movement.
The net gain on mortgage loans increased 75% for the three months ended March 31, 2012, compared to the same period in 2011, primarily due to higher margins due to change in channel mix.
Other income, net of losses, was $131 million for the three months ended March 31, 2012, compared to $43 million for the same period in 2011. The increase was primarily due to higher fee income and net origination revenue related to increased consumer mortgage lending-

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

production associated with government-sponsored refinancing programs.
Total noninterest expense increased 42% for the three months ended March 31, 2012, compared to the same periods in 2011. The increase was primarily driven by higher compensation and benefits expense related to an increase in headcount due to higher consumer mortgage-lending production, higher consulting charges related to the foreclosure review process, and higher legal fees.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Legacy Portfolio and Other Operations
Results of Operations
The following table summarizes the operating results for our Legacy Portfolio and Other operations excluding discontinued operations for the periods shown. Our Legacy Portfolio and Other operations primarily consists of loans originated prior to January 1, 2009, and includes noncore business activities, portfolios in runoff, and cash held in the ResCap legal entity (Refer to Note 1 for further details on ResCap). These activities included, among other things: lending to real estate developers and homebuilders in the United States and United Kingdom; purchasing, selling and securitizing nonconforming residential mortgage loans (with the exception of U.S. prime jumbo mortgage loans) in both the United States and internationally; certain conforming origination channels closed in 2008; and our mortgage reinsurance business.

	Three months ended March 31,
($ in millions)	2012	2011	Favorable/ (unfavorable) % change
Net financing revenue
Total financing revenue and other interest income	$155	$198	(22)
Interest expense	105	121	13
Net financing revenue	50	77	(35)
Servicing fees	(1)	(1)	—
Servicing asset valuation and hedge activities, net	—	—	—
Total servicing income, net	(1)	(1)	—
Gain on mortgage loans, net	5	18	(72)
Other income, net of losses	(4)	(4)	—
Total other revenue	—	13	(100)
Total net revenue	50	90	(44)
Provision for loan losses	26	45	42
Noninterest expense
Compensation and benefits expense	38	36	(6)
Representation and warranty expense	8	28	71
Other operating expenses	4	23	83
Total noninterest expense	50	87	43
Loss from continuing operations before income tax expense (benefit)	$(26)	$(42)	38
Total assets	$10,523	$12,259	(14)
Our Legacy Portfolio and Other operations incurred a loss from continuing operations before income tax expense of $26 million for the three months ended March 31, 2012, compared to a loss from continuing operations before income tax expense of $42 million for the three months ended March 31, 2011. The loss during 2012 was favorably impacted by lower representation and warranty expense and a lower provision for loan losses. Offsetting the improvement during the three months ended March 31, 2012, was lower net financing revenue related to a decline in asset levels.
Net financing revenue was $50 million for the three months ended March 31, 2012, compared to $77 million for the same period in 2011. The decrease was driven by lower financing revenue and other interest income due primarily to a decline in average asset levels due to portfolio runoff and loan sales in 2011. The decrease was partially offset by lower interest expense related to a reduction in average borrowings commensurate with a smaller asset base.
The net gain on mortgage loans was $5 million for the three months ended March 31, 2012 compared to $18 million for the same period in 2011. The decrease during 2012 was primarily due to lower sales of domestic legacy assets and lower volume of mortgage loan resolutions.
The provision for loan losses was $26 million for the three months ended March 31, 2012, compared to $45 million for the same period in 2011. The decrease in the provision for the three months ended March 31, 2012, reflected improved credit performance, partially offset by a lower reserve release.
Total noninterest expense decreased 43% for the three months ended March 31, 2012, compared to the same period in 2011. The decrease was primarily driven by lower representation and warranty expense and lower losses related to captive reinsurance activities.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Mortgage Loan Production and Servicing
Mortgage loan production for our Origination and Servicing operations was $8.6 billion for the three months ended March 31, 2012, compared to $11.8 billion for the same period in 2011. Loan production decreased $3.3 billion, or 27%, for the three months ended March 31, 2012, compared to the same period in 2011. The decline in loan production was largely driven by our reduced presence in the correspondent lending channel, partially offset by increased volume in our direct channels associated with government-sponsored refinancing programs.
The following tables summarize consumer mortgage loan production for our Origination and Servicing operations.

	2012		2011
Three months ended March 31, ($ in millions)	Number of loans	Dollar amount of loans	Number of loans	Dollar amount of loans
Production by product type
Prime conforming	31,031	$6,643	45,431	$9,926
Prime nonconforming	578	464	455	384
Prime second-lien	—	—	—	—
Government	6,821	1,489	7,537	1,537
Nonprime	—	—	—	—
Total U.S. production by product type	38,430	$8,596	53,423	$11,847
U.S. production by channel
Direct lending	17,792	$3,690	7,014	$1,369
Correspondent lender and secondary market purchases	17,029	3,953	45,543	10,270
Mortgage brokers	3,609	953	866	208
Total U.S. production by channel	38,430	$8,596	53,423	$11,847
The following table summarizes the primary mortgage loan-servicing portfolio.

($ in millions)	March 31, 2012	December 31, 2011
U.S. primary servicing portfolio
Prime conforming	$217,682	$226,239
Prime nonconforming	46,051	47,767
Prime second-lien	6,069	6,871
Government	48,033	49,027
Nonprime	20,147	20,753
International primary servicing portfolio	5,922	5,773
Total primary servicing portfolio (a)	$343,904	$356,430

(a)	Excludes loans for which we acted as a subservicer. Subserviced loans totaled $28.4 billion and $26.4 billion at March 31, 2012, and December 31, 2011, respectively.
For more information regarding our serviced mortgage assets, refer to Note 11 to the Condensed Consolidated Financial Statements.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Loans Outstanding
Consumer mortgage loans held-for-sale for our Origination and Servicing operations were as follows.

($ in millions)	March 31, 2012	December 31, 2011
Prime conforming	$1,402	$3,034
Prime nonconforming	—	—
Prime second-lien	—	—
Government (a)	2,969	3,274
Nonprime	—	—
International	—	—
Total	4,371	6,308
Net premiums	30	80
Fair value option election adjustment	28	87
Lower-of-cost or fair value adjustment	(6)	(5)
Total, net	$4,423	$6,470

(a)
Includes loans subject to conditional repurchase options of $2.3 billion and $2.3 billion sold to Ginnie Mae-guaranteed securitizations at March 31, 2012, and December 31, 2011, respectively. The corresponding liability is recorded in accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet.

Consumer mortgage loans held-for-investment for our Origination and Servicing operations were as follows.

($ in millions)	March 31, 2012	December 31, 2011
Prime conforming	$—	$—
Prime nonconforming	3,013	2,815
Prime second-lien	—	—
Government	—	—
Nonprime	—	—
International	—	—
Total	3,013	2,815
Net premiums	23	20
Fair value option election adjustment	—	—
Allowance for loan losses	(18)	(16)
Total, net	$3,018	$2,819

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Consumer mortgage loans held-for-sale for our Legacy Portfolio and Other operations were as follows.

($ in millions)	March 31, 2012	December 31, 2011
Prime conforming	$312	$311
Prime nonconforming	562	571
Prime second-lien	527	545
Government	22	20
Nonprime	546	561
International	43	17
Total (a)	2,012	2,025
Net discounts	(306)	(301)
Fair value option election adjustment	(32)	(27)
Lower-of-cost or fair value adjustment	(50)	(55)
Total, net (b)	$1,624	$1,642

(a)
Includes unpaid principal write-down of $1.4 billion and $1.5 billion at March 31, 2012, and December 31, 2011, respectively. The amounts are write-downs taken upon the transfer of mortgage loans from held-for-investment to held-for-sale during the fourth quarter of 2009 and charge-offs taken in accordance with our charge-off policy.

(b)
Includes loans subject to conditional repurchase options of $99 million and $106 million sold to off-balance sheet private-label securitizations at March 31, 2012, and December 31, 2011, respectively. The corresponding liability is recorded in accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet.

Consumer mortgage loans held-for-investment for our Legacy Portfolio and Other operations were as follows.

($ in millions)	March 31, 2012	December 31, 2011
Prime conforming	$268	$278
Prime nonconforming	5,108	5,254
Prime second-lien	2,104	2,200
Government	—	—
Nonprime	1,299	1,349
International	441	422
Total	9,220	9,503
Net premiums	17	18
Fair value option election adjustment	(1,554)	(1,601)
Allowance for loan losses	(463)	(479)
Total, net (a)	$7,220	$7,441

(a)
At March 31, 2012, and December 31, 2011, the carrying value of mortgage loans held-for-investment relating to securitization transactions accounted for as on-balance sheet securitizations and pledged as collateral totaled $832 million and $837 million, respectively. The investors in these on-balance sheet securitizations have no recourse to our other assets beyond the loans pledged as collateral other than market customary representation and warranty provisions.

Mortgage Foreclosure Matters
Refer to Note 24 to the Condensed Consolidated Financial Statements for information related to these matters.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

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

	Three months ended March 31,
($ in millions)	2012	2011	Favorable/ (unfavorable) % change
Net financing loss
Total financing revenue and other interest income	$38	$47	(19)
Interest expense
Original issue discount amortization	111	299	63
Other interest expense	274	270	(1)
Total interest expense	385	569	32
Net financing loss	(347)	(522)	34
Other revenue
Loss on extinguishment of debt	—	(39)	100
Other gain on investments, net	24	25	(4)
Other income, net of losses	23	39	(41)
Total other revenue	47	25	88
Total net expense	(300)	(497)	40
Provision for loan losses	(12)	(17)	(29)
Noninterest expense
Compensation and benefits expense	163	136	(20)
Other operating expense	(15)	8	n/m
Total noninterest expense	148	144	(3)
Loss from continuing operations before income tax expense (benefit)	$(436)	$(624)	30
Total assets	$28,929	$29,750	(3)
n/m = not meaningful
The following table summarizes the components of net financing losses for Corporate and Other.

	Three months ended March 31,
($ in millions)	2012	2011
Original issue discount amortization
2008 bond exchange amortization	$(104)	$(286)
Other debt issuance discount amortization	(7)	(13)
Total original issue discount amortization (a)	(111)	(299)
Net impact of the funds transfer pricing methodology
Cost of liquidity	(166)	(184)
Funds-transfer pricing / cost of funds mismatch	(147)	(109)
Benefit of net non-earning assets	58	41
Total net impact of the funds transfer pricing methodology	(255)	(252)
Other (including Commercial Finance Group net financing revenue)	19	29
Total net financing losses for Corporate and Other	$(347)	$(522)
Outstanding original issue discount balance	$2,093	$2,840

(a)	Amortization is included as interest on long-term debt in the Condensed Consolidated Statement of Comprehensive Income.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table presents the scheduled remaining amortization of the original issue discount at March 31, 2012.

Year ended December 31, ($ in millions)	2012 (a)	2013	2014	2015	2016	2017 and thereafter (b)	Total
Original issue discount
Outstanding balance	$1,853	$1,588	$1,396	$1,336	$1,272	$—
Total amortization (c)	240	265	192	60	64	1,272	$2,093
2008 bond exchange amortization (d)	216	241	166	43	53	1,125	1,844

(a)	Represents the remaining future original issue discount amortization expense to be taken during 2012.

(b)	The maximum annual scheduled amortization for any individual year is $158 million in 2030 of which $152 million is related to 2008 bond exchange amortization.

(c)	The amortization is included as interest on long-term debt on the Condensed Consolidated Statement of Comprehensive Income.

(d)	2008 bond exchange amortization is included in total amortization.
Loss from continuing operations before income tax expense for Corporate and Other was $436 million for the three months ended March 31, 2012, compared to $624 million for the three months ended March 31, 2011. Corporate and Other’s loss from continuing operations before income tax expense is driven by net financing losses, which primarily represents original issue discount amortization expense and the net impact of our FTP methodology, which includes the unallocated cost of maintaining our liquidity and investment portfolios and other unassigned funding costs and unassigned equity.
The improvement in the loss from continuing operations before income tax expense for the three months ended March 31, 2012, was primarily due to a decrease in OID amortization expense related to bond maturities and normal monthly amortization. Additionally, we incurred no accelerated amortization of OID for the three months ended March 31, 2012, compared to $30 million for the three months ended March 31, 2011. The improvement was partially offset by an increase in compensation and benefits expense related to a revaluation adjustment of our share-based compensation awards.
Corporate and Other also includes the results of our Commercial Finance Group. Our Commercial Finance Group earned income from continuing operations before income tax expense of $31 million for the three months ended March 31, 2012, compared to $51 million for the three months ended March 31, 2011. The decrease was primarily due to lower net financing revenue driven by lower average asset levels.
Cash and Securities
The following table summarizes the composition of the cash and securities portfolio held at fair value by Corporate and Other.

($ in millions)	March 31, 2012	December 31, 2011
Cash
Noninterest-bearing cash	$1,541	$1,768
Interest-bearing cash	9,577	9,781
Total cash	11,118	11,549
Trading securities
Mortgage-backed	863	589
Total trading securities	863	589
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	1,046	1,051
States and political subdivisions	1	1
Foreign government	107	106
Mortgage-backed	6,353	6,722
Asset-backed	2,570	2,520
Other debt (a)	561	305
Total debt securities	10,638	10,705
Equity securities	4	4
Total available-for-sale securities	10,642	10,709
Total cash and securities	$22,623	$22,847

(a)	Includes intersegment eliminations.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Risk Management
Managing the risk to reward trade-off is a fundamental component of operating our businesses. Our risk management process is overseen by the Ally Board of Directors (the Board), various risk committees, and the executive leadership team. The Board sets the risk appetite across our company while the risk committees and executive leadership team identify and monitor potential risks and manage the risk to be within our risk appetite. Ally's primary risks include credit, market, lease residual, operational, liquidity, country and legal and compliance risk. For more information on our risk management process, refer to the Risk Management MD&A section of our 2011 Annual Report on Form 10-K.
Loan and Lease Exposure
The following table summarizes the exposures from our loan and lease activities.

($ in millions)	March 31, 2012	December 31, 2011
Finance receivables and loans
Global Automotive Services	$106,321	$100,734
Mortgage operations	12,208	12,753
Corporate and Other	1,289	1,268
Total finance receivables and loans	119,818	114,755
Held-for-sale loans
Global Automotive Services	623	425
Mortgage operations	6,047	8,112
Corporate and Other	—	20
Total held-for-sale loans	6,670	8,557
Total on-balance sheet loans	$126,488	$123,312
Off-balance sheet securitized loans
Global Automotive Services	$—	$—
Mortgage operations	316,846	326,975
Corporate and Other	—	—
Total off-balance sheet securitized loans	$316,846	$326,975
Operating lease assets
Global Automotive Services	$10,048	$9,275
Mortgage operations	—	—
Corporate and Other	—	—
Total operating lease assets	$10,048	$9,275
Serviced loans and leases
Global Automotive Services	$127,545	$122,881
Mortgage operations (a)	343,904	356,430
Corporate and Other	1,709	1,762
Total serviced loans and leases	$473,158	$481,073

(a)	Includes primary mortgage loan-servicing portfolio only.
The risks inherent in our loan and lease exposures are largely driven by changes in the overall economy, used vehicle and housing pricing, unemployment levels, and its impact to our borrowers. The potential financial statement impact of these exposures varies depending on the accounting classification and future expected disposition strategy. We retain the majority of our automobile loans as they complement our core business model, but we do sell loans from time to time on an opportunistic basis. We primarily originate mortgage loans with the intent to sell them and, as such, retain only a small percentage of the loans that we originate or purchase. Loans that we do not intend to retain are sold to investors, primarily securitizations guaranteed by GSEs. However, we may retain an interest or right to service these loans. We ultimately manage the associated risks based on the underlying economics of the exposure.
Credit Risk Management
Credit risk is defined as the potential failure to receive payments when due from a borrower in accordance with contractual obligations.  Therefore, credit risk is a major source of potential economic loss to us.  To mitigate the risk, we have implemented specific processes across all lines of business utilizing both qualitative and quantitative analyses and have committees in place to oversee all aspects of the credit decisioning and management processes.  The Ally Global Credit Risk Committee (GCRC) is chaired by the Chief Risk Officer and is responsible for identifying, measuring, monitoring, and controlling the credit risks while also permitting acceptable variations for a specific line of business with proper approval.  The GCRC reports to the Ally Risk and Compliance Committee (RCC), which is chaired by an

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

independent member of the Board.  The Global Risk organization is responsible for managing credit risk exposures in a safe-and-sound manner within the guidelines and targets jointly approved by the GCRC and RCC.  In addition, our Global Loan Review Group provides an independent assessment of the quality of our credit risk portfolios and credit risk management practices by directly reporting its findings to the RCC on recurring basis.
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
During the first three months of 2012, the U.S. economy continued to expand modestly and the labor market further recovered. Within the U.S. automotive and mortgage portfolios, encouraging trends include increased industry sales and strong pricing in used vehicles. We continue to be cautious due to higher average gasoline prices and their effect on automobile sales and the uncertainty emanating from weaker economic growth in Europe and other key international markets. However, we have seen signs of economic stabilization in housing, and have also seen improvement in our loan portfolio as a result of our proactive credit risk initiatives.
On-balance Sheet Portfolio
Our on-balance sheet portfolio includes both finance receivables and loans and held-for-sale loans. At March 31, 2012, this primarily included $107.0 billion of automobile finance receivables and loans and $18.3 billion of mortgage finance receivables and loans. Within our on-balance sheet portfolio, we have elected to account for certain mortgage loans at fair value. The valuation allowance recorded on fair value-elected loans is separate from the allowance for loan losses. Changes in the fair value of loans are classified as gain on mortgage and automotive loans, net, in the Condensed Consolidated Statement of Comprehensive Income.
During the three months ended March 31, 2012, we further executed on our strategy of discontinuing and selling or liquidating nonstrategic operations. Refer to Note 2 to the Condensed Consolidated Financial Statements for additional information.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table presents our total on-balance sheet consumer and commercial finance receivables and loans reported at carrying value before allowance for loan losses.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more (b)
($ in millions)	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Consumer
Finance receivables and loans
Loans at historical cost	$77,172	$73,452	$543	$567	$4	$4
Loans at fair value	832	835	214	210	—	—
Total finance receivables and loans	78,004	74,287	757	777	4	4
Loans held-for-sale	6,670	8,537	2,768	2,820	73	73
Total consumer loans	84,674	82,824	3,525	3,597	77	77
Commercial
Finance receivables and loans
Loans at historical cost	41,814	40,468	302	339	—	—
Loans at fair value	—	—	—	—	—	—
Total finance receivables and loans	41,814	40,468	302	339	—	—
Loans held-for-sale	—	20	—	—	—	—
Total commercial loans	41,814	40,488	302	339	—	—
Total on-balance sheet loans	$126,488	$123,312	$3,827	$3,936	$77	$77

(a)	Includes nonaccrual troubled debt restructured loans of $1.0 billion and $934 million at March 31, 2012, and December 31, 2011, respectively.

(b)
Generally, loans that are 90 days past due and still accruing represent loans with government guarantees. This includes troubled debt restructured loans classified as 90 days past due and still accruing of $45 million and $42 million at March 31, 2012, and December 31, 2011, respectively.

Total on-balance sheet loans outstanding at March 31, 2012, increased $3.2 billion to $126.5 billion from December 31, 2011 reflecting an increase of $1.9 billion in the consumer portfolio and a increase of $1.3 billion in the commercial portfolio. The increase in total on-balance sheet loans outstanding was primarily driven by strong automobile consumer loan originations which outpaced portfolio runoff and higher dealer floorplan loans, both primarily due to increased automotive industry sales.
The total TDRs outstanding at March 31, 2012, increased $207 million to $2.2 billion from December 31, 2011. This increase was driven primarily by our continued foreclosure prevention and loss mitigation procedures along with our participation in a variety of government-sponsored refinancing programs. Refer to Note 8 to the Condensed Consolidated Financial Statements for additional information.
Total nonperforming loans at March 31, 2012, decreased $109 million to $3.8 billion from December 31, 2011, reflecting a decrease of $72 million of consumer nonperforming loans and a decrease of $37 million of commercial nonperforming loans. The decrease in total nonperforming loans from December 31, 2011, was largely due to seasonal improvements within our consumer mortgage portfolio and continued improvement in the performance of our commercial automobile dealers.
The following table includes consumer and commercial net charge-offs from finance receivables and loans at historical cost and related ratios reported at carrying value before allowance for loan losses.

	Three months ended March 31,
	Net charge-offs (recoveries)		Net charge-off ratios (a)
($ in millions)	2012	2011	2012	2011
Consumer
Finance receivables and loans at historical cost	$117	$169	0.6%	1.0%
Commercial
Finance receivables and loans at historical cost	(10)	20	(0.1)	0.2
Total finance receivables and loans at historical cost	$107	$189	0.4	0.7

(a)
Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the year for each loan category.

Our net charge-offs were $107 million for the three months ended March 31, 2012, compared to $189 million for the three months ended March 31, 2011. This decline was primarily due to reduced net charge-offs in the consumer automobile portfolio. Loans held-for-sale are

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

accounted for at the lower-of-cost or fair value, and therefore we do not record charge-offs.
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
Consumer Credit Portfolio
During the three months ended March 31, 2012, the credit performance of the consumer portfolio continued to improve overall as our nonperforming finance receivables and loans and charge-offs declined. For information on our consumer credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements in our 2011 Annual Report on Form 10-K.
The following table includes consumer finance receivables and loans recorded at historical cost reported at carrying value before allowance for loan losses.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more (b)
($ in millions)	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Domestic
Consumer automobile	$49,444	$46,576	$135	$139	$—	$—
Consumer mortgage
1st Mortgage	6,929	6,867	238	258	1	1
Home equity	3,020	3,102	52	58	—	—
Total domestic	59,393	56,545	425	455	1	1
Foreign
Consumer automobile	17,770	16,883	110	89	3	3
Consumer mortgage
1st Mortgage	9	24	8	23	—	—
Home equity	—	—	—	—	—	—
Total foreign	17,779	16,907	118	112	3	3
Total consumer finance receivables and loans	$77,172	$73,452	$543	$567	$4	$4

(a)	Includes nonaccrual troubled debt restructured loans of $170 million and $180 million at March 31, 2012, and December 31, 2011, respectively.

(b)	There were no troubled debt restructured loans classified as 90 days past due and still accruing at March 31, 2012, and December 31, 2011.
Total consumer outstanding finance receivables and loans increased $3.7 billion at March 31, 2012 compared with December 31, 2011. This increase was driven by automobile consumer loan originations, which outpaced portfolio runoff, primarily due to increased industry sales.
Total consumer nonperforming finance receivables and loans at March 31, 2012, decreased $24 million to $543 million from December 31, 2011, reflecting a decrease of $42 million of consumer mortgage nonperforming finance receivables and loans and an increase of $18 million of consumer automobile nonperforming finance receivables and loans. Nonperforming consumer mortgage finance receivables and loans decreased primarily due to seasonal improvements. Nonperforming consumer automotive finance receivables and loans increased largely due to economic stresses in certain areas in Latin America. Nonperforming consumer finance receivables and loans as a percentage of total outstanding consumer finance receivables and loans were 0.7% and 0.8% at March 31, 2012 and December 31, 2011, respectively.
Consumer domestic automotive loans accruing and past due 30 days or more decreased $240 million to $543 million at March 31, 2012, compared with December 31, 2011, primarily due to seasonality.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table includes consumer net charge-offs from finance receivables and loans at historical cost and related ratios reported at carrying value before allowance for loan losses.

	Three months ended March 31,
	Net charge-offs		Net charge-off ratios (a)
($ in millions)	2012	2011	2012	2011
Domestic
Consumer automobile	$54	$89	0.4%	1.0%
Consumer mortgage
1st Mortgage	23	36	1.4	2.1
Home equity	20	21	2.6	2.5
Total domestic	97	146	0.7	1.2
Foreign
Consumer automobile	20	23	0.4	0.6
Consumer mortgage
1st Mortgage	—	—	—	—
Home equity	—	—	—	—
Total foreign	20	23	0.5	0.5
Total consumer finance receivables and loans	$117	$169	0.6	1.0

(a)
Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the year for each loan category.

Our net charge-offs from total consumer automobile finance receivables and loans decreased $38 million for the three months ended March 31, 2012, compared to the same period in 2011. The decrease in net charge-offs was primarily due to lower loss frequency reflecting the modest U.S. economic improvements and reduced loss severity due to strong used vehicle pricing.
Our net charge-offs from total consumer mortgage receivables and loans were $43 million for the three months ended March 31, 2012, compared to $57 million for the same period in 2011. The decrease was driven by the improved mix of remaining loans as the lower quality legacy loans continued to runoff.
The following table summarizes the unpaid principal balance of total consumer loan originations for the periods shown. Total consumer loan originations include loans classified as finance receivables and loans and loans held-for-sale during the period.

	Three months ended March 31,
($ in millions)	2012	2011
Domestic
Consumer automobile	$8,108	$9,384
Consumer mortgage
1st Mortgage	8,596	11,847
Home equity	—	—
Total domestic	16,704	21,231
Foreign
Consumer automobile	2,544	2,064
Consumer mortgage
1st Mortgage	—	312
Home equity	—	—
Total foreign	2,544	2,376
Total consumer loan originations	$19,248	$23,607
Total domestic automobile-originated loans decreased $1.3 billion for the three months ended March 31, 2012, respectively, compared to the same period in 2011, primarily due to lower retail penetration and manufacturer incentives at both GM and Chrysler.
Total domestic mortgage-originated loans decreased $3.3 billion for the three months ended March 31, 2012. The decrease for the three months ended March 31, 2012 was driven by the reduction in correspondent lending.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Consumer loan originations retained on-balance sheet as held-for-investment were $11.1 billion for the three months ended March 31, 2012, and $11.8 billion for the three months ended March 31, 2011. The decrease was primarily due to lower retail penetration and manufacturer incentives at both GM and Chrysler.
The following table shows the percentage of total consumer finance receivables and loans recorded at historical cost reported at carrying value before allowance for loan losses by state and foreign concentration. Total automobile loans were $67.2 billion and $63.5 billion at March 31, 2012, and December 31, 2011, respectively. Total mortgage and home equity loans were $10.0 billion at both March 31, 2012, and December 31, 2011.

	March 31, 2012 (a)		December 31, 2011
	Automobile	1st Mortgage and home equity	Automobile	1st Mortgage and home equity
Texas	9.5%	5.7%	9.5%	5.5%
California	4.4	26.4	4.6	25.7
Florida	4.8	3.9	4.8	4.0
Michigan	3.9	4.7	4.0	4.8
Pennsylvania	3.6	1.6	3.6	1.6
Illinois	3.1	4.9	3.1	5.0
New York	3.5	2.2	3.5	2.3
Ohio	2.9	1.0	2.9	1.0
Georgia	2.5	1.8	2.5	1.8
North Carolina	2.2	2.0	2.2	2.1
Other United States	33.0	45.7	32.9	45.9
Canada	11.4	—	11.8	0.2
Brazil	4.8	—	4.7	—
Germany	4.1	—	4.3	—
Other foreign	6.3	0.1	5.6	0.1
Total consumer loans	100.0%	100.0%	100.0%	100.0%

(a)	Presentation is in descending order as a percentage of total consumer finance receivables and loans at March 31, 2012.
We monitor our consumer loan portfolio for concentration risk across the geographies in which we lend. The highest concentrations of loans in the United States are in Texas and California, which represented an aggregate of 16.3% of our total outstanding consumer finance receivables and loans at March 31, 2012.
Concentrations in our Mortgage operations are closely monitored given the volatility of the housing markets. Our consumer mortgage loan concentrations in California, Florida, and Michigan receive particular attention as the real estate value depreciation in these states has been the most severe.
Repossessed and Foreclosed Assets
We classify an asset as repossessed or foreclosed (included in other assets on the Condensed Consolidated Balance Sheet) when physical possession of the collateral is taken. We dispose of the acquired collateral in a timely fashion in accordance with regulatory requirements. For more information on repossessed and foreclosed assets, refer to Note 1 to the Consolidated Financial Statements in our 2011 Annual Report on Form 10-K.
Repossessed assets in our Automotive Finance operations at March 31, 2012, decreased $4 million to $52 million from December 31, 2011. Foreclosed mortgage assets at March 31, 2012, decreased $9 million to $68 million from December 31, 2011.
Higher-Risk Mortgage Loans
Since 2009, we primarily focused our origination efforts on prime conforming and government-insured residential mortgages in the United States. However, we continued to hold mortgage loans originated in prior years that have features that expose us to potentially higher credit risk including high original loan-to-value mortgage loans (prime or nonprime), payment-option adjustable-rate mortgage loans (prime nonconforming), interest-only mortgage loans (classified as prime conforming or nonconforming for domestic production and prime nonconforming or nonprime for international production), and teaser-rate mortgages (prime or nonprime).
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

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table summarizes mortgage finance receivables and loans by higher-risk loan type. These finance receivables and loans are recorded at historical cost and reported at carrying value before allowance for loan losses.

	Outstanding		Nonperforming		Accruing past due 90 days or more
($ in millions)	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Interest-only mortgage loans (a)	$2,828	$2,947	$130	$147	$—	$—
Below-market rate (teaser) mortgages	240	248	6	6	—	—
Total higher-risk mortgage loans	$3,068	$3,195	$136	$153	$—	$—

(a)	The majority of the interest-only mortgage loans are expected to start principal amortization in 2015 or beyond.
The allowance for loan losses was $153 million or 4.98% of total higher-risk held-for-investment mortgage loans recorded at historical cost based on carrying value outstanding before allowance for loans losses at March 31, 2012.
The following table includes our five largest state concentrations based on our higher-risk mortgage finance receivables and loans recorded at historical cost and reported at carrying value before allowance for loan losses.

($ in millions)	Interest-only mortgage loans	Below-market rate (teaser) mortgages	All higher-risk mortgage loans
March 31, 2012
California	$708	$76	$784
Virginia	270	11	281
Maryland	208	6	214
Michigan	194	8	202
Illinois	148	7	155
Other United States	1,300	132	1,432
Total higher-risk mortgage loans	$2,828	$240	$3,068
December 31, 2011
California	$748	$78	$826
Virginia	274	10	284
Maryland	217	6	223
Michigan	199	9	208
Illinois	153	8	161
Other United States	1,356	137	1,493
Total higher-risk mortgage loans	$2,947	$248	$3,195

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Commercial Credit Portfolio
During the three months ended March 31, 2012, the credit performance of the commercial portfolio improved as nonperforming finance receivables and loans and net charge-offs declined. For information on our commercial credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements in our 2011 Annual Report on Form 10-K.
The following table includes total commercial finance receivables and loans reported at carrying value before allowance for loan losses.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more (b)
($ in millions)	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Domestic
Commercial and industrial
Automobile	$28,197	$26,552	$109	$105	$—	$—
Mortgage	1,377	1,887	—	—	—	—
Other (c)	1,204	1,178	21	22	—	—
Commercial real estate
Automobile	2,372	2,331	49	56	—	—
Mortgage	—	—	—	—	—	—
Total domestic	33,150	31,948	179	183	—	—
Foreign
Commercial and industrial
Automobile	8,407	8,265	65	118	—	—
Mortgage	26	24	26	—	—	—
Other (c)	56	63	12	15	—	—
Commercial real estate
Automobile	160	154	5	11	—	—
Mortgage	15	14	15	12	—	—
Total foreign	8,664	8,520	123	156	—	—
Total commercial finance receivables and loans	$41,814	$40,468	$302	$339	$—	$—

(a)	Includes nonaccrual troubled debt restructured loans of $52 million and $21 million at March 31, 2012, and December 31, 2011, respectively.

(b)	There were no troubled debt restructured loans classified as 90 days past due and still accruing at March 31, 2012 and December 31, 2011.

(c)	Other commercial primarily includes senior secured commercial lending.
Total commercial finance receivables and loans outstanding increased $1.3 billion to $41.8 billion at March 31, 2012, from December 31, 2011. Commercial and industrial outstandings increased $1.3 billion primarily due to increased automotive industry sales and corresponding rise in inventories partially offset by mortgage warehouse lending declines in line utilization due to seasonality.
Total commercial nonperforming finance receivables and loans were $302 million at March 31, 2012, a decrease of $37 million compared to December 31, 2011, primarily due to improvement in dealer performance and continued wind-down on non-core commercial assets. Total nonperforming commercial finance receivables and loans as a percentage of outstanding commercial finance receivables and loans were 0.7% and 0.8% at March 31, 2012, and December 31, 2011, respectively.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table includes total commercial net charge-offs from finance receivables and loans at historical cost and related ratios reported at carrying value before allowance for loan losses.

	Three months ended March 31,
	Net charge-offs (recoveries)		Net charge-off ratios (a)
($ in millions)	2012	2011	2012	2011
Domestic
Commercial and industrial
Automobile	$—	$2	—%	n/m
Mortgage	—	2	—	0.8
Other	(5)	(2)	(1.5)	(0.5)
Commercial real estate
Automobile	—	(1)	—	(0.2)
Mortgage	—	(1)	—	n/m
Total domestic	(5)	—	(0.1)	—
Foreign
Commercial and industrial
Automobile	—	2	—	0.1
Mortgage	—	1	—	9.7
Other	(4)	3	(28.8)	4.3
Commercial real estate
Automobile	—	—	—	—
Mortgage	(1)	14	(22.6)	78.4
Total foreign	(5)	20	(0.2)	0.9
Total commercial finance receivables and loans	$(10)	$20	(0.1)	0.2
n/m = not meaningful

(a)
Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the year for each loan category.

Our net charge-offs from commercial finance receivables and loans resulted in recoveries of $10 million for the three months ended March 31, 2012, compared to net charge-offs of $20 million for the same period in 2011. The decrease in net charge-offs were largely driven by an improved mix of loans in the existing portfolio and strong recoveries in certain wind-down portfolios.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Commercial Real Estate
The commercial real estate portfolio consists of finance receivables and loans issued primarily to automotive dealers. Commercial real estate finance receivables and loans remained flat at $2.5 billion at March 31, 2012, and December 31, 2011.
The following table presents the percentage of total commercial real estate finance receivables and loans by geographic region and property type. These finance receivables and loans are reported at carrying value before allowance for loan losses.

	March 31, 2012	December 31, 2011
Geographic region
Michigan	12.7%	14.1%
Texas	12.5	12.4
Florida	12.4	12.4
California	9.4	9.3
Virginia	4.0	4.1
New York	3.3	3.5
Pennsylvania	2.9	2.9
Alabama	2.5	2.6
Georgia	2.5	2.5
North Carolina	2.1	2.1
Other United States	28.9	27.5
Canada	3.8	3.5
United Kingdom	1.7	1.8
Mexico	1.0	1.0
Other foreign	0.3	0.3
Total commercial real estate finance receivables and loans	100.0%	100.0%
Property type
Automotive dealers	99.4%	99.4%
Other	0.6	0.6
Total commercial real estate finance receivables and loans	100.0%	100.0%
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
The following table presents the percentage of total commercial criticized finance receivables and loans by industry concentrations. These finance receivables and loans are reported at carrying value before allowance for loan losses.

	March 31, 2012	December 31, 2011
Industry
Automotive	83.0%	82.9%
Banks and finance companies	4.3	4.2
Real Estate	3.6	4.5
Other	9.1	8.4
Total commercial criticized finance receivables and loans	100.0%	100.0%
Total criticized exposures declined $97 million to $3.0 billion at March 31, 2012 from December 31, 2011, primarily due to improvements in the automotive industry as well as the continued wind-down of commercial assets in the real estate industry.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Allowance for Loan Losses
The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans.

Three months ended March 31, 2012 ($ in millions)	Consumer automobile	Consumer mortgage	Total consumer	Commercial	Total
Allowance at January 1, 2012	$766	$516	$1,282	$221	$1,503
Charge-offs
Domestic	(100)	(45)	(145)	(2)	(147)
Foreign	(36)	—	(36)	—	(36)
Total charge-offs	(136)	(45)	(181)	(2)	(183)
Recoveries
Domestic	46	2	48	7	55
Foreign	16	—	16	5	21
Total recoveries	62	2	64	12	76
Net charge-offs	(74)	(43)	(117)	10	(107)
Provision for loan losses	133	28	161	(21)	140
Other	7	—	7	3	10
Allowance at March 31, 2012	$832	$501	$1,333	$213	$1,546
Allowance for loan losses to finance receivables and loans outstanding at March 31, 2012 (a)	1.2%	5.0%	1.7%	0.5%	1.3%
Net charge-offs to average finance receivables and loans outstanding at March 31, 2012 (a)	0.5%	1.7%	0.6%	(0.1)%	0.4%
Allowance for loan losses to total nonperforming finance receivables and loans at March 31, 2012 (a)	339.2%	168.2%	245.4%	70.5%	182.9%
Ratio of allowance for loans losses to net charge-offs at March 31, 2012	2.8	2.9	2.9	(5.4)	3.6

(a)
Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the unpaid principal balance, net of premiums and discounts.

Three months ended March 31, 2011 ($ in millions)	Consumer automobile	Consumer mortgage	Total consumer	Commercial	Total
Allowance at January 1, 2011	$970	$580	$1,550	$323	$1,873
Charge-offs
Domestic	(139)	(60)	(199)	(6)	(205)
Foreign	(42)	—	(42)	(31)	(73)
Total charge-offs	(181)	(60)	(241)	(37)	(278)
Recoveries
Domestic	50	3	53	6	59
Foreign	19	—	19	11	30
Total recoveries	69	3	72	17	89
Net charge-offs	(112)	(57)	(169)	(20)	(189)
Provision for loan losses	53	40	93	20	113
Other	5	—	5	4	9
Allowance at March 31, 2011	$916	$563	$1,479	$327	$1,806
Allowance for loan losses to finance receivables and loans outstanding at March 31, 2011 (a)	1.6%	5.3%	2.2%	0.8%	1.7%
Net charge-offs to average finance receivables and loans outstanding at March 31, 2011 (a)	0.8%	2.1%	1.0%	0.2%	0.7%
Allowance for loan losses to total nonperforming finance receivables and loans at March 31, 2011 (a)	488.9%	136.7%	246.7%	50.7%	145.2%
Ratio of allowance for loans losses to net charge-offs at March 31, 2011	2.0	2.5	2.2	4.1	2.4

(a)
Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the unpaid principal balance, net of premiums and discounts.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The allowance for consumer loan losses at March 31, 2012, declined $146 million compared to March 31, 2011. The decline reflected overall improved credit quality of newer vintages combined with the run-off of legacy vintages, which was partially offset by an increase in loans outstanding.
The allowance for commercial loan losses declined $114 million at March 31, 2012, compared to March 31, 2011, primarily related to ongoing strength in dealer performance and the continued wind-down of non-core commercial assets.
Allowance for Loan Losses by Type
The following table summarizes the allocation of the allowance for loan losses by product type.

	2012			2011
March 31, ($ in millions)	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of allowance for loan losses	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of allowance for loan losses
Consumer
Domestic
Consumer automobile	$628	1.3%	40.6%	$727	1.8%	40.2%
Consumer mortgage
1st Mortgage	262	3.8	16.9	304	4.4	16.8
Home equity	236	7.8	15.3	258	7.7	14.3
Total domestic	1,126	1.9	72.8	1,289	2.6	71.3
Foreign
Consumer automobile	204	1.1	13.2	189	1.1	10.5
Consumer mortgage
1st Mortgage	3	38.6	0.2	1	0.3	0.1
Home equity	—	—	—	—	—	—
Total foreign	207	1.2	13.4	190	1.1	10.6
Total consumer loans	1,333	1.7	86.2	1,479	2.2	81.9
Commercial
Domestic
Commercial and industrial
Automobile	62	0.2	4.0	70	0.3	3.9
Mortgage	1	—	0.1	—	—	—
Other	49	4.1	3.2	92	5.7	5.1
Commercial real estate
Automobile	35	1.5	2.2	54	2.6	3.0
Mortgage	—	—	—	—	—	—
Total domestic	147	0.4	9.5	216	0.7	12.0
Foreign
Commercial and industrial
Automobile	46	0.5	3.0	63	0.7	3.5
Mortgage	11	43.8	0.7	15	37.0	0.8
Other	1	1.2	0.1	28	9.3	1.5
Commercial real estate
Automobile	3	1.7	0.2	2	0.8	0.1
Mortgage	5	34.3	0.3	3	6.4	0.2
Total foreign	66	0.8	4.3	111	1.1	6.1
Total commercial loans	213	0.5	13.8	327	0.8	18.1
Total allowance for loan losses	$1,546	1.3	100.0%	$1,806	1.7	100.0%

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Provision for Loan Losses
The following table summarizes the provision for loan losses by product type.

	Three months ended March 31,
($ in millions)	2012	2011
Consumer
Domestic
Consumer automobile	$83	$46
Consumer mortgage
1st Mortgage	10	17
Home equity	18	23
Total domestic	111	86
Foreign
Consumer automobile	50	7
Consumer mortgage
1st Mortgage	—	—
Home equity	—	—
Total foreign	50	7
Total consumer loans	161	93
Commercial
Domestic
Commercial and industrial
Automobile	—	—
Mortgage	—	1
Other	(7)	(8)
Commercial real estate
Automobile	(5)	(1)
Mortgage	—	—
Total domestic	(12)	(8)
Foreign
Commercial and industrial
Automobile	(4)	31
Mortgage	—	1
Other	(4)	(9)
Commercial real estate
Automobile	—	—
Mortgage	(1)	5
Total foreign	(9)	28
Total commercial loans	(21)	20
Total provision for loan losses	$140	$113

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

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
We are also exposed to foreign-currency risk arising from the possibility that fluctuations in foreign-exchange rates will affect future earnings or asset and liability values related to our global operations. We enter into hedges to mitigate foreign exchange risk.
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
Since December 31, 2011, there have been no material changes in these market risks. Refer to our Annual Report on Form 10-K for the year ended December 31, 2011, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for further discussion on value at risk and sensitivity analysis.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Liquidity Management, Funding, and Regulatory Capital
Overview
The purpose of liquidity management is to ensure our ability to meet changes in loan and lease demand, debt maturities, deposit withdrawals, and other cash commitments under both normal operating conditions as well as periods of economic or financial stress. Our primary objective is to maintain cost-effective, stable and diverse sources of funding capable of sustaining the organization throughout all market cycles. Sources of liquidity include both retail and brokered deposits and secured and unsecured market-based funding across various maturity, interest rate, currency, and investor profiles. Further liquidity is available through a pool of unencumbered highly liquid securities, borrowing facilities, whole-loan asset sales, repurchase agreements, as well as funding programs supported by the Federal Reserve and the Federal Home Loan Bank of Pittsburgh (FHLB).
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
We maintain available liquidity in the form of cash, unencumbered highly liquid securities, and available credit facility capacity that, taken together, are intended to allow us to operate and to meet our contractual and contingent obligations in the event of market-wide disruptions and enterprise-specific events. We maintain available liquidity at various entities and consider regulatory restrictions and tax implications that may limit our ability to transfer funds across entities. At March 31, 2012, we maintained $24.5 billion of total available parent company liquidity and $13.5 billion of total available liquidity at Ally Bank. Parent company liquidity is defined as our consolidated operations less our Insurance operations, ResCap, and Ally Bank. To optimize cash and secured facility capacity between entities, the parent company lends cash to Ally Bank from time to time under an intercompany loan agreement. At March 31, 2012, $3.0 billion was outstanding under the intercompany loan agreement. Amounts outstanding are repayable to the parent company upon demand, subject to five days notice. As a result, this amount is included in the parent company available liquidity and excluded from the available liquidity at Ally Bank in the above amounts.
In December 2010, the Basel Committee on Banking Supervision issued “Basel III: International framework for liquidity risk measurement, standards and monitoring”, which includes two minimum liquidity risk standards. The first standard is the Liquidity Coverage Ratio (LCR). The LCR measures the ratio of unencumbered, high-quality liquid assets to liquidity needs for a 30-calendar-day time horizon under a severe liquidity stress scenario. The second standard is the Net Stable Funding Ratio (NSFR). The NSFR measures the ratio of stable funding with a maturity greater than one year to the liquidity characteristics of assets plus contingent exposures. The Basel Committee on Banking Supervision expects the LCR to be implemented beginning in January 2015 and the NSFR beginning in January 2018. We continue to monitor the potential impacts of these developments and expect to be able to meet the final requirements.
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
The FDIC indicated that it expected us to diversify Ally Bank's overall funding in order to reduce reliance on any one source of funding

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

and to achieve a well-balanced funding portfolio across a spectrum of risk, duration, and cost of funds characteristics. Over the past few years, we have been focused on diversifying our funding sources, in particular at Ally Bank by expanding public and private securitization programs, extending the maturity profile of our brokered deposit portfolio while not exceeding a $10 billion portfolio, establishing repurchase agreements, and continuing to access funds from the Federal Home Loan Banks.
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
Ally Bank
Ally Bank raises deposits directly from customers through the direct banking channel via the internet and over the telephone. These deposits provide our automotive finance and mortgage loan operations with a stable and low-cost funding source. At March 31, 2012, Ally Bank had $41.5 billion of total external deposits, including $29.3 billion of retail deposits.
At March 31, 2012, Ally Bank maintained cash liquidity of $4.4 billion and highly liquid U.S. federal government and U.S. agency securities of $5.4 billion, excluding certain securities that were encumbered at March 31, 2012. In addition, at March 31, 2012, Ally Bank had unused capacity in committed secured funding facilities of $6.7 billion, including an equal allocation of shared unused capacity of $3.8 billion from a facility also available to the parent company. Our ability to access this unused capacity depends on having eligible assets to collateralize the incremental funding and, in some instances, the execution of interest rate hedges.
Maximizing bank funding continues to be a key part of our long-term liquidity strategy. We have made significant progress in migrating assets to Ally Bank and growing our retail deposit base since becoming a bank holding company in December 2008. Retail deposit growth is key to further reducing our cost of funds and decreasing our reliance on the capital markets. We believe deposits provide a low-cost source of funds that are less sensitive to interest rate changes, market volatility, or changes in our credit ratings when compared to other funding sources. We have continued to expand our deposit gathering efforts through our direct and indirect marketing channels. Current retail product offerings consist of a variety of savings products including certificates of deposits (CDs), savings accounts, money market accounts, IRA deposit products, as well as an online checking product. In addition, we utilize brokered deposits, which are obtained through third-party intermediaries. In the first three months of 2012, the deposit base at Ally Bank grew $1.9 billion, ending the quarter at $41.5 billion from $39.6 billion at December 31, 2011. The growth in deposits has been primarily attributable to our retail deposit portfolio. Strong retention rates continue to materially contribute to our growth in retail deposits. In the first quarter of 2012, we retained 91% of maturing CD balances up for renewal in the same period. In addition to retail and brokered deposits, Ally Bank had access to funding through a variety of other sources including FHLB advances, public securitizations, private secured funding arrangements, and the Federal Reserve's Discount Window. At March 31, 2012, debt outstanding from the FHLB totaled $5.0 billion with no debt outstanding from the Federal Reserve. Also, as part of our liquidity and funding plans, Ally Bank utilizes certain securities as collateral to access funding from repurchase agreements with third parties. Repurchase agreements are generally short-term. Funding from repurchase agreements is accounted for as debt on our Condensed Consolidated Balance Sheet. At March 31, 2012, Ally Bank had $561 million of debt outstanding under repurchase agreements.
Refer to Note 13 to the Condensed Consolidated Financial Statements for a summary of deposit funding by type.
The following table shows Ally Bank's number of accounts and deposit balances by type as of the end of each quarter since 2011.

($ in millions)	1st Quarter 2012	4th Quarter 2011	3rd Quarter 2011	2nd Quarter 2011	1st Quarter 2011
Number of retail accounts	1,036,468	976,877	919,670	851,991	798,622
Deposits
Retail	$29,323	$27,685	$26,254	$24,562	$23,469
Brokered	9,884	9,890	9,911	9,903	9,836
Other (a)	2,314	2,029	2,704	2,405	2,064
Total deposits	$41,521	$39,604	$38,869	$36,870	$35,369

(a)	Other deposits include mortgage escrow and other deposits (excluding intercompany deposits).
In addition to building a larger deposit base, we continue to remain active in the securitization markets to finance our Ally Bank automotive loan portfolios. During the first quarter of 2012, Ally Bank completed three public term securitization transactions and raised $4.2 billion of secured funding backed by retail automotive loans as well as dealer floorplan automotive loans. Continued structural efficiencies in securitizations combined with improving capital market conditions have resulted in a reduction in the cost of funds achieved through secured funding transactions, making them a very attractive source of funding. Additionally, for retail automotive loans and leases, the term structure of the transaction locks in funding for a specified pool of loans and leases for the life of the underlying asset making a very effective funding program. We manage the execution risk arising from secured funding by maintaining a diverse investor base and maintaining capacity in our committed secured facilities. At March 31, 2012, Ally Bank had exclusive access to $9.5 billion of funding capacity from committed credit facilities. Ally Bank also had access to a $3.9 billion committed facility that is shared with the parent company.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Nonbank Funding
At March 31, 2012, the parent company maintained cash liquidity in the amount of $6.8 billion and available liquidity from unused capacity in committed credit facilities of $14.5 billion, including an equal allocation of shared unused capacity of $3.8 billion from a facility also available to Ally Bank. Parent company funding is defined as our consolidated operations less our Insurance operations, ResCap, and Ally Bank. The unused capacity amount at March 31, 2012 also includes $2.5 billion of availability that is sourced from certain committed funding arrangements generally reliant upon the origination of future automotive receivables over the next twelve months. Our ability to access unused capacity in secured facilities depends on the availability of eligible assets to collateralize the incremental funding and, in some instances, the execution of interest rate hedges. Funding sources at the parent company generally consist of longer-term unsecured debt, committed credit facilities, asset-backed securitizations, and a modest amount of short-term borrowings.
In the first three months of 2012, we completed a total of $1.0 billion in funding through the debt capital markets. We will continue to access the unsecured debt capital markets on an opportunistic basis to help pre-fund upcoming debt maturities. In addition, we have short-term and long-term unsecured debt outstanding from a retail debt program known as SmartNotes. SmartNotes are generally fixed-rate instruments with fixed-maturity dates ranging from 9 months to 30 years that we have issued through a network of participating broker-dealers. There were $8.9 billion and $9.0 billion of SmartNotes outstanding at March 31, 2012, and December 31, 2011, respectively.
We also obtain unsecured funding from the sale of floating-rate demand notes under our Demand Notes program. The holder has the option to require us to redeem these notes at any time without restriction. Demand Notes outstanding were $3.0 billion at March 31, 2012, compared to $2.8 billion at December 31, 2011. Unsecured short-term bank loans also provide short-term funding. At March 31, 2012, we had $5.0 billion in short-term unsecured debt outstanding, an increase of $0.5 billion from December 31, 2011. Refer to Note 14 and Note 15 to the Condensed Consolidated Financial Statements for additional information about our outstanding short-term borrowings and long-term unsecured debt, respectively.
Secured funding continues to be a significant source of financing at the parent company. In the first quarter, the parent company completed automotive-related transactions that included a $516 million public term securitization in Canada, the renewal and extension of $8.3 billion of committed secured funding capacity and the creation of incremental private secured funding capacity totaling $492 million. We continue to maintain significant funding capacity at the parent company to fund automotive-related assets, including a $7.5 billion syndicated facility that can fund U.S. and Canadian automotive retail and commercial loans, as well as leases. On March 19, 2012, this facility was renewed by a syndicate of nineteen lenders and extended such that half of the capacity will mature in March 2013 and the other half will mature in March 2014. In addition to this facility, there are a variety of others that provide funding in various countries. At March 31, 2012, the parent company had $27.5 billion of commitments globally in various facilities secured by automotive assets.
Recent Funding Developments
During the first three months of 2012, we completed funding transactions totaling $7 billion and we renewed key existing funding facilities as we realized access to both the public and private markets. Key funding highlights from 2012 were as follows:

•	In February 2012, we accessed the unsecured debt capital markets for the first time since the first half of 2011 and raised $1.0 billion.

•
In the first three months of 2012, we have continued to access the public asset backed securitization markets completing three U.S. transactions that raised $4.2 billion and a Canadian transaction that raised $516 million. Also, in April we completed a fourth U.S. transaction that provided an incremental $625 million of funding, as well as our first-ever public European dealer floorplan automotive securitization that raised $646 million.

•	We created $492 million of new private capacity to fund automotive assets as well as $450 million of private funding capacity for mortgage servicer advances.

•
We renewed and extended $16.4 billion of key automotive funding facilities and $508 million of private capacity that funds our Mortgage operations. The automotive facility renewal amount includes the March 2012 refinancing of $15.0 billion in credit facilities at both the parent company and Ally Bank with a syndicate of nineteen lenders. The $15.0 billion capacity is secured by retail, lease and dealer floorplan automotive assets and is allocated to two separate $7.5 billion facilities, one of which is available to the parent company and a Canadian subsidiary while the other is available to Ally Bank. After the refinancing, half of the capacity matures in March 2013 and the other half matures in March 2014.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Funding Sources
The following table summarizes debt and other sources of funding and the amount outstanding under each category for the periods shown.
As a result of our funding strategy to maximize funding sources at Ally Bank and grow our retail deposit base, the percentage of funding sources from Ally Bank has increased in 2012 from 2011 levels. In addition, deposits represent a larger portion of the overall funding mix.

($ in millions)	Bank	Nonbank	Total	%
March 31, 2012
Secured financings	$27,133	$24,933	$52,066	35
Institutional term debt	—	23,036	23,036	16
Retail debt programs (a)	—	14,289	14,289	10
Temporary Liquidity Guarantee Program (TLGP)	—	7,400	7,400	5
Bank loans and other	562	2,898	3,460	2
Total debt (b)	27,695	72,556	100,251	68
Deposits (c)	41,521	5,685	47,206	32
Total on-balance sheet funding	$69,216	$78,241	$147,457	100
Off-balance sheet securitizations
Mortgage loans	$—	$58,390	$58,390
Total off-balance sheet securitizations	$—	$58,390	$58,390
December 31, 2011
Secured financings	$25,533	$27,432	$52,965	37
Institutional term debt	—	22,456	22,456	15
Retail debt programs (a)	—	14,148	14,148	10
Temporary Liquidity Guarantee Program (TLGP)	—	7,400	7,400	5
Bank loans and other	1	2,446	2,447	2
Total debt (b)	25,534	73,882	99,416	69
Deposits (c)	39,604	5,446	45,050	31
Total on-balance sheet funding	$65,138	$79,328	$144,466	100
Off-balance sheet securitizations
Mortgage loans	$—	$60,630	$60,630
Total off-balance sheet securitizations	$—	$60,630	$60,630

(a)	Primarily includes $8.9 billion and $9.0 billion of Ally SmartNotes at March 31, 2012 and December 31, 2011, respectively.

(b)	Excludes fair value adjustment as described in Note 15 to the Condensed Consolidated Financial Statements.

(c)	Bank deposits include retail, brokered, mortgage escrow, and other deposits. Nonbank deposits include dealer wholesale deposits and deposits at ResMor Trust. Intercompany deposits are not included.
Refer to Note 15 to the Condensed Consolidated Financial Statements for a summary of the scheduled maturity of long-term debt at March 31, 2012.
Funding Facilities
We utilize both committed and uncommitted credit facilities. The financial institutions providing the uncommitted facilities are not contractually obligated to advance funds under them. The amounts outstanding under our various funding facilities are included on our Condensed Consolidated Balance Sheet.
The total capacity in our committed funding facilities is provided by banks and other financial institutions through private transactions. The committed secured funding facilities can be revolving in nature and allow for additional funding during the commitment period, or they can be amortizing and do not allow for any further funding after the closing date. At March 31, 2012, $32.5 billion of our $42.9 billion of committed capacity was revolving. Our revolving facilities generally have an original tenor ranging from 364 days to two years. As of March 31, 2012, we had $18.2 billion of committed funding capacity from revolving facilities with a remaining tenor greater than 364 days.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Committed Funding Facilities

	Outstanding		Unused capacity (a)		Total capacity
($ in billions)	Mar. 31, 2012	Dec. 31, 2011	Mar. 31, 2012	Dec. 31, 2011	Mar. 31, 2012	Dec. 31, 2011
Bank funding
Secured	$4.7	$5.8	$4.8	$3.7	$9.5	$9.5
Nonbank funding
Unsecured
Automotive Finance operations	0.5	0.3	0.4	0.5	0.9	0.8
Secured
Automotive Finance operations (b)	13.9	14.3	13.6	13.2	27.5	27.5
Mortgage operations	0.9	0.7	0.2	0.5	1.1	1.2
Total nonbank funding	15.3	15.3	14.2	14.2	29.5	29.5
Shared capacity (c)	0.1	1.6	3.8	2.5	3.9	4.1
Total committed facilities	$20.1	$22.7	$22.8	$20.4	$42.9	$43.1

(a)
Funding from committed secured facilities is available on request in the event excess collateral resides in certain facilities or is available to the extent incremental collateral is available and contributed to the facilities.

(b)
Total unused capacity includes $4.0 billion as of March 31, 2012, and $4.9 billion as of December 31, 2011, from certain committed funding arrangements that are generally reliant upon the origination of future automotive receivables and that are available in 2012 and 2013.

(c)	Funding is generally available for assets originated by Ally Bank or the parent company, Ally Financial Inc.
Uncommitted Funding Facilities

	Outstanding		Unused capacity		Total capacity
($ in billions)	Mar. 31, 2012	Dec. 31, 2011	Mar. 31, 2012	Dec. 31, 2011	Mar. 31, 2012	Dec. 31, 2011
Bank funding
Secured
Federal Reserve funding programs	$—	$—	$2.9	$3.2	$2.9	$3.2
FHLB advances	5.0	5.4	0.3	—	5.3	5.4
Repurchase agreements	0.6	—	—	—	0.6	—
Total bank funding	5.6	5.4	3.2	3.2	8.8	8.6
Nonbank funding
Unsecured
Automotive Finance operations	2.2	1.9	0.4	0.5	2.6	2.4
Secured
Automotive Finance operations	0.1	0.1	0.1	0.1	0.2	0.2
Mortgage operations	—	—	—	0.1	—	0.1
Total nonbank funding	2.3	2.0	0.5	0.7	2.8	2.7
Total uncommitted facilities	$7.9	$7.4	$3.7	$3.9	$11.6	$11.3
Ally Bank Funding Facilities
Facilities for Automotive Finance Operations — Secured
At March 31, 2012, Ally Bank had exclusive access to $9.5 billion of funding capacity from committed credit facilities. Ally Bank's largest facility is a $7.5 billion revolving syndicated credit facility secured by automotive receivables. During the first quarter of 2012, we successfully renewed this facility with half of this facility maturing in March 2013, and the remainder maturing in March 2014. At March 31, 2012, the amount outstanding under this facility was $3.9 billion. Ally Bank also had access to a $3.9 billion committed facility that is shared with the parent company. In the event these facilities are not renewed, the outstanding debt will be repaid over time as the underlying collateral amortizes.
Nonbank Funding Facilities
Facilities for Automotive Finance Operations — Unsecured
Revolving credit facilities — At March 31, 2012, we maintained $486 million of commitments in our U.S. unsecured revolving credit

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

facility maturing June 2012. We also maintained $273 million of committed unsecured bank facilities in Canada and $113 million in Europe. The Canadian facilities expire in June 2012 and the European facilities expire in March 2013.
Facilities for Automotive Finance Operations — Secured
The parent company's largest facility is a $7.5 billion revolving syndicated credit facility secured by U.S. and Canadian automotive receivables. During the first quarter of 2012, we successfully renewed this facility with half of this facility maturing in March 2013, and the remainder maturing in March 2014. In the event this facility is not renewed at maturity, the outstanding debt will be repaid over time as the underlying collateral amortizes. At March 31, 2012, there was no debt outstanding under this facility. Subsequently, in early April, we borrowed $3.8 billion under this facility.
In addition to our syndicated revolving credit facility, we also maintain various bilateral and multilateral secured credit facilities in multiple countries that fund our Automotive Finance operations. These are primarily private securitization facilities that fund a specific pool of automotive assets. Many of the facilities have revolving commitments and allow for the funding of additional assets during the commitment period. At March 31, 2012, the parent company maintained exclusive access to $27.5 billion of committed secured credit facilities and forward purchase commitments to fund automotive assets, and also had access to a $3.9 billion committed facility that is shared with Ally Bank.
Facilities for Mortgage Operations — Secured
At March 31, 2012, we had capacity of $158 million to fund eligible mortgage servicing rights and capacity of $925 million to fund mortgage servicer advances.
Cash Flows
Net cash provided by operating activities was $2.1 billion for the three months ended March 31, 2012, compared to $3.0 billion for the same period in 2011. During the three months ended March 31, 2012, the net cash inflow from sales and repayment of mortgage and automotive loans held-for-sale exceeded cash outflow from new originations and purchases of such loans by $1.5 billion. During the three months ended March 31, 2011, this activity resulted in a net cash inflow of $3.2 billion.
Net cash used in investing activities was $4.1 billion for the three months ended March 31, 2012, compared to $3.6 billion for the same period in 2011. The net cash outflow from finance receivables and loans increased $0.2 billion for the three months ended March 31, 2012, compared to the same period in 2011. The cash outflow to purchase operating lease assets exceeded cash inflows from disposals of such assets by $1.0 billion for the three months ended March 31, 2012, compared to a net cash outflow of $51 million for the three months ended March 31, 2011. The increase in net cash outflows associated with leasing activities compared to the prior year was primarily due to a decrease in cash received on lease dispositions. Cash received from sales and maturities of available-for-sale investment securities, net of purchases, increased $0.9 billion during the three months ended March 31, 2012, compared to the same period in 2011.
Net cash provided by financing activities for the three months ended March 31, 2012, totaled $2.1 billion, compared to $2.2 billion in the same period in 2011. Cash generated from long-term debt issuances exceeded cash used to repay such debt by $0.7 billion for the three months ended March 31, 2012, compared to $0.6 billion for the same period in 2011.
Capital Planning and Stress Tests
As a bank holding company with $50 billion or more of consolidated assets, Ally is required to conduct periodic stress tests and submit a proposed capital action plan to the FRB every January, which the FRB must take action on by the following March. The proposed capital action plan must include a description of all planned capital actions over a nine-quarter planning horizon, including any issuance of a debt or equity capital instrument, any capital distribution, and any similar action that the FRB determines could have an impact on Ally's consolidated capital. The proposed capital action plan must also include a discussion of how Ally will maintain capital above the minimum regulatory capital ratios and above a Tier 1 common equity-to-total risk-weighted assets ratio of 5 percent, and serve as a source of strength to Ally Bank. The FRB must approve Ally's proposed capital action plan before Ally may take any proposed capital action covered by the new regime. Ally submitted its capital plan in January 2012, and on March 13, 2012, the FRB released its Comprehensive Capital Analysis and Review. The FRB objected to Ally's capital plan; however, the FRB did provide notice of non-objection to Ally's planned preferred dividends and interest on the trust preferred securities and subordinated debt. Ally will submit a revised capital plan in mid-June, as required. It is unknown whether the FRB will accept Ally's revised plan as submitted or require further revisions.
Regulatory Capital
Refer to Note 18 to the Condensed Consolidated Financial Statements.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

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

Rating agency	Short-term	Senior debt	Outlook	Date of last action
Fitch	B	BB-	Rating Watch Negative	April 18, 2012 (a)
Moody’s	Not-Prime	B1	Stable	February 7, 2011 (b)
S&P	C	B+	Stable	May 4, 2011 (c)
DBRS	R-4	BB-Low	Positive	February 4, 2011 (d)

(a)	Fitch placed our senior debt on Rating Watch Negative due to potential negative implications if ResCap were placed into bankruptcy and affirmed the short term rating of B on April 18, 2012.

(b)	Moody’s upgraded our senior debt rating to B1 from B3, affirmed the short-term rating of Not-Prime, and affirmed the outlook of Stable on February 7, 2011.

(c)	Standard & Poor’s upgraded our senior debt rating to B+ from B, affirmed the short-term rating of C, and affirmed the outlook of Stable on May 4, 2011.

(d)	DBRS affirmed our senior debt rating of BB-Low, affirmed the short-term rating of R-4, and changed the outlook to Positive on February 4, 2011.
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
Loan Repurchases and Obligations Related to Loan Sales
Overview
Certain mortgage companies (Mortgage Companies) within our Mortgage operations sell loans that take the form of securitizations guaranteed by the GSEs, securitizations to private investors, and to whole-loan investors. In connection with a portion of our Mortgage Companies' private-label securitizations, the monolines insured all or some of the related bonds and guaranteed timely repayment of bond principal and interest when the issuer defaults. In connection with securitizations and loan sales, the trustee for the benefit of the related security holders and, if applicable, the related monoline insurer, are provided various representations and warranties related to the loans sold. The specific representations and warranties vary among different transactions and investors but typically relate to, among other things, the ownership of the loan, the validity of the lien securing the loan, the loan's compliance with the criteria for inclusion in the transaction, including compliance with underwriting standards or loan criteria established by the buyer, the ability to deliver required documentation and compliance with applicable laws. In general, the representations and warranties described above may be enforced against the applicable Mortgage Companies at any time unless a sunset provision is in place. Upon discovery of a breach of a representation or warranty, the breach is corrected in a manner conforming to the provisions of the sale agreement. This may require the applicable Mortgage Companies to repurchase the loan, indemnify the investor for incurred losses, or otherwise make the investor whole. We have entered into settlement agreements with both Fannie Mae and Freddie Mac that, subject to certain exclusions, limit our remaining exposure with the GSEs. See Government-sponsored Enterprises below. ResCap assumes all of the customary mortgage representation and warranty obligations for loans purchased from Ally Bank and subsequently sold into the secondary market, generally through securitizations guaranteed by the GSEs. In the event ResCap fails to meet these obligations, Ally Financial Inc. has guaranteed Ally Bank coverage of certain of these liabilities.
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

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table summarizes domestic mortgage loans sold with contractual representation and warranty obligations by the type of investor (original unpaid principal balance).

	Three months ended March 31,	Year ended December 31,
($ in billions)	2012	2011	2010	2009	2008	2007	2006	2005	2004
GSEs
Fannie Mae	$5.7	$33.9	$35.3	$21.2	$24.9	$31.6	$33.5	$31.8	$30.5
Freddie Mac	2.5	15.8	15.7	8.7	12.3	15.5	12.6	16.1	13.7
Ginnie Mae	1.9	8.1	16.2	24.9	12.5	3.2	3.6	4.2	4.8
Private-label securitizations
Insured (monolines)	—	—	—	—	—	6.5	10.7	10.4	15.1
Uninsured	—	—	0.3	—	—	29.1	63.6	53.5	35.9
Whole-loan/other	0.1	0.4	1.6	0.1	2.2	8.2	23.9	17.4	10.9
Total sales	$10.2	$58.2	$69.1	$54.9	$51.9	$94.1	$147.9	$133.4	$110.9
Repurchase Process
After receiving a claim under representation and warranty obligations, the applicable Mortgage Companies will review the claim to determine the appropriate response (e.g. appeal and provide or request additional information) and take appropriate action (rescind, repurchase the loan, or remit indemnification payment). Historically, repurchase demands were generally related to loans that became delinquent within the first few years following origination. As a result of market developments over the past several years, investor repurchase demand behavior has changed significantly. GSEs and investors are more likely to submit claims for loans at any point in the loan's life cycle, including requests for loans that become delinquent or loans that incur a loss. Representation and warranty claims are generally reviewed on a loan-by-loan basis to validate if there has been a breach requiring a potential repurchase or indemnification payment. The applicable Mortgage Companies actively contest claims to the extent they are not considered valid. The applicable Mortgage Companies are not required to repurchase a loan or provide an indemnification payment where claims are not valid.
During the three months ended March 31, 2012, we experienced an increase in new claims compared to the same period in 2011, primarily due to an increase in repurchase requests relating to uninsured PLS. The following table presents new claims by vintage (original unpaid principal balance).

	Three months ended March 31,
($ in millions)	2012	2011 (a)
2004 and prior period	$17	$7
2005	21	7
2006	95	15
2007	41	24
2008	44	25
Post 2008	35	53
Unspecified	—	2
Total claims	$253	$133

(a)	Excludes certain populations where counterparties have requested additional documentation.
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

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table summarizes the unpaid principal balance on mortgage loans repurchased in connection with our representation and warranty obligations.

	Three months ended March 31,
($ in millions)	2012	2011
GSEs	$19	$43
Private-label securitizations
Insured (monolines)	4	—
Uninsured	—	—
Whole-loan/other	3	5
Total loan repurchases	$26	$48
The following table summarizes indemnification payments made in connection with our representation and warranty obligations.

	Three months ended March 31,
($ in millions)	2012	2011
GSEs	$21	$15
Private-label securitizations
Insured (monolines)	—	2
Uninsured	—	—
Whole-loan/other	6	—
Total indemnification payments	$27	$17
The following table presents the total number and original unpaid principal balance of loans related to unresolved representation and warranty demands (indemnification claims or repurchase demands). The table includes demands that we have requested be rescinded but which have not been agreed to by the investor.

	March 31, 2012		December 31, 2011 (a)
($ in millions)	Number of loans	Original UPB of loans	Number of loans	Original UPB of loans
GSEs	457	$89	357	$71
Insured PLS (monolines)
MBIA	7,314	491	7,314	490
FGIC	4,826	382	4,608	369
Other	937	70	730	58
Uninsured PLS	294	78	38	7
Whole-loan/other	561	85	475	74
Total number of loans and unpaid principal balance	14,389	$1,195	13,522	$1,069

(a)	Excludes certain populations where counterparties have requested additional documentation.
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

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

At the time a loan is sold, an estimate of the fair value of the liability is recorded and classified in accrued expenses and other liabilities on our Condensed Consolidated Balance Sheet and recorded as a component of gain (loss) on mortgage and automotive loans, net, in our Condensed Consolidated Statement of Comprehensive Income. We recognize changes in the liability when additional relevant information becomes available. Changes in the estimate are recorded as other operating expenses in our Condensed Consolidated Statement of Comprehensive Income. The repurchase reserve at March 31, 2012, relates primarily to non-GSE exposure.
Government-sponsored Enterprises
Between 2004 and 2008, the applicable Mortgage Companies sold $250.8 billion of loans to the GSEs. Each GSE has specific guidelines and criteria for sellers and servicers of loans underlying their securities. In addition, the risk of credit loss of the loan sold was generally transferred to investors upon sale of the securities into the secondary market. Conventional conforming loans were sold to either Freddie Mac or Fannie Mae, and government-insured loans were securitized with Ginnie Mae. For the three months ended March 31, 2012, the applicable Mortgage Companies received repurchase claims relating to $128 million of original unpaid principal balance of which $93 million are associated with the 2004 through 2008 vintages. The remaining $35 million in repurchase claims relate to post-2008 vintages. During the three months ended March 31, 2012, the applicable Mortgage Companies resolved claims with respect to $110 million of original unpaid principal balance, including settlement, repurchase, or indemnification payments related to $60 million of original unpaid principal balance, and rescinded claims related to $50 million of original unpaid principal balance. The applicable Mortgage Companies' representation and warranty obligation liability with respect to the GSEs considers the existing unresolved claims and the best estimate of future claims that could be received. The Mortgage Companies consider their experience with the GSE in evaluating its liability. During 2010, we reached agreements with Freddie Mac and Fannie Mae that, subject to certain exclusions, limits the remaining exposure of the applicable Mortgage Companies to each counterparty.
In March 2010, certain of our Mortgage Companies entered into an agreement with Freddie Mac under which we made a one-time payment to Freddie Mac for the release of repurchase obligations relating to most of the mortgage loans sold to Freddie Mac prior to January 1, 2009. This agreement does not release obligations of the applicable Mortgage Companies with respect to exposure for private-label mortgage-backed securities (MBS) in which Freddie Mac had previously invested, loans where Ally Bank is the owner of the servicing, as well as defects in certain other specified categories of loans. Further, the applicable Mortgage Companies continue to be responsible for other contractual obligations we have with Freddie Mac, including all indemnification obligations that may arise in connection with the servicing of the mortgages. The total original unpaid principal balance of loans originated prior to January 1, 2009 and where Ally Bank was the owner of the servicing was $10.9 billion. For the three months ended March 31, 2012, the amount of losses taken on loans repurchased relating to defects where Ally Bank was the owner of the servicing was $5 million and the amount of losses taken on loans that we have repurchased relating to defects in the other specified categories was $2 million. These other specified categories include (i) loans subject to certain state predatory lending and similar laws; (ii) groups of 25 or more mortgage loans purchased, originated, or serviced by one of our mortgage subsidiaries, the purchase, origination, or sale of which all involve a common actor who committed fraud; (iii) “non-loan-level” representations and warranties which refer to representations and warranties that do not relate to specific mortgage loans (examples of such non-loan-level representations and warranties include the requirement that our mortgage subsidiaries meet certain standards to be eligible to sell or service loans for Freddie Mac or our mortgage subsidiaries sold or serviced loans for market participants that were not acceptable to Freddie Mac); and (iv) mortgage loans that are ineligible for purchase by Freddie Mac under its charter and other applicable documents. If, however, a mortgage loan was ineligible under Freddie Mac's charter solely because mortgage insurance was rescinded (rather than for example, because the mortgage loan is secured by a commercial property), and Freddie Mac required our mortgage subsidiary to repurchase that loan because of the ineligibility, Freddie Mac would pay our mortgage subsidiary any net loss we suffered on any later liquidation of that mortgage loan.
Certain of our Mortgage Companies received subpoenas in July 2010 from the Federal Housing Finance Agency (FHFA), which is the conservator of Fannie Mae and Freddie Mac. The subpoenas relating to Fannie Mae investments have been withdrawn with prejudice. The FHFA indicated that documents provided in response to the remaining subpoenas will enable the FHFA to determine whether they believe issuers of private-label MBS are potentially liable to Freddie Mac for losses they might have incurred. Although Freddie Mac has not brought any representation and warranty claims against us with respect to private-label securities subsequent to the settlement, they may well do so in the future. The FHFA has commenced securities and related common law fraud litigation against Ally and certain of our Mortgage Companies with respect to certain of Freddie Mac's private-label securities investments. Refer to the Legal Proceedings described in Note 24 to the Condensed Consolidated Financial Statements for additional information.
On December 23, 2010, certain of our mortgage subsidiaries entered into an agreement with Fannie Mae under which we made a one-time payment to Fannie Mae for the release of repurchase obligations related to most of the mortgage loans we sold to Fannie Mae prior to June 30, 2010. The agreement also covers potential exposure for private-label MBS in which Fannie Mae had previously invested. This agreement does not release the obligations of the applicable Mortgage Companies with respect to loans where Ally Bank is the owner of the servicing, as well as for defects in certain other specified categories of loans. Further, the applicable Mortgage Companies continue to be responsible for other contractual obligations they have with Fannie Mae, including all indemnification obligations that may arise in connection with the servicing of the mortgages, and the applicable Mortgage Companies continue to be obligated to indemnify Fannie Mae for litigation or third-party claims (including by borrowers) for matters that may amount to breaches of selling representations and warranties. The total original unpaid principal balance of loans originated prior to January 1, 2009 and where Ally Bank was the owner of the servicing was $24.4 billion. For the three months ended March 31, 2012, the amount of losses we have taken on loans that we have repurchased relating to defects where Ally Bank was the owner of the servicing was $14 million and the amount of losses we have taken on loans that we have repurchased relating to defects in the other specified categories of loans was $10 million. These other specified categories include, among

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

others, (i) those that violate anti-predatory laws or statutes or related regulations or that otherwise violate other applicable laws and regulations; (ii) those that have non-curable defects in title to the secured property, or that have curable title defects, to the extent our mortgage subsidiaries do not cure such defects at our subsidiary's expense; (iii) any mortgage loan in which title or ownership of the mortgage loan was defective; (iv) groups of 13 or more mortgage loans, the purchase, origination, sale, or servicing of which all involve a common actor who committed fraud; and (v) mortgage loans not in compliance with Fannie Mae Charter Act requirements (e.g., mortgage loans on commercial properties or mortgage loans without required mortgage insurance coverage). If a mortgage loan falls out of compliance with Fannie Mae Charter Act requirements because mortgage insurance coverage has been rescinded and not reinstated or replaced, upon the borrower's default our mortgage subsidiaries would have to pay to Fannie Mae the amount of insurance proceeds that would have been paid by the mortgage insurer with respect to such mortgage loan. If the amount of the loss exceeded the amount of insurance proceeds, Fannie Mae would be responsible for such excess.
The following table summarizes the changes in the original unpaid principal balance related to unresolved repurchase demands with respect to our GSE exposure. The table includes demands that we have requested be rescinded but which have not been agreed to by the investor.

Three months ended March 31, ($ in millions)	2012	2011 (a)
Balance at January 1,	$71	$170
New claims	128	102
Resolved claims (b)	(60)	(133)
Rescinded claims/other	(50)	(41)
Balance at March 31,	$89	$98

(a)	Excludes certain populations where counterparties have requested additional documentation.

(b)	Includes losses, settlements, impairments on repurchased loans, and indemnification payments.
Private-label Securitizations (PLS)
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
Insured Private-label Securitizations (Monolines)
Historically, the applicable Mortgage Companies securitized loans where the monolines insured all or some of the related bonds and guaranteed the timely repayment of bond principal and interest when the issuer defaults. Typically, any alleged breach requires the insurer to have both the ability to assert a claim as well as evidence that a defect has had a material and adverse effect on the interest of the security holders or the insurer. Generally, most claims in connection with private-label securitizations come from Monoline Insurers and continue to represent the majority of outstanding repurchase demands. For the period 2004 through 2007, the Mortgage Companies sold $42.7 billion of loans into these monoline-wrapped securitizations. During the three months ended March 31, 2012, the Mortgage Companies received repurchase claims related to $28 million of original unpaid principal balance from the monolines associated with the 2004 through 2007 securitizations. The Mortgage Companies have resolved repurchase demands through indemnification payments related to $2 million of original unpaid principal balance.
We are currently in litigation with MBIA and FGIC, and additional litigation with other monolines is likely. Refer to Note 24 to the Condensed Consolidated Financial Statements for information with respect to pending litigation.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table summarizes the changes in our original unpaid principal balance related to unresolved repurchase demands with respect to our monoline exposure. The table includes demands that we have requested be rescinded but which have not been agreed to by the investor.

Three months ended March 31, ($ in millions)	2012	2011 (a)
Balance at January 1,	$917	$661
New claims	28	14
Resolved claims (b)	(2)	(8)
Rescinded claims/other	—	—
Balance at March 31,	$943	$667

(a)	Excludes certain populations where counterparties have requested additional documentation.

(b)	Includes losses, settlements, impairments on repurchased loans, and indemnification payments.
The following table summarizes the original unpaid principal balance of our domestic insured private-label mortgage securitization activity issued from various shelf registration statements of our Mortgage Subsidiaries and its corresponding majority product type and current unpaid principal balance for securitizations completed during 2004 through 2007.

($ in billions)	Original UPB	Current UPB at March 31, 2012	UPB at December 31, 2011
RFMSI (Prime)	$1.7	$0.5	$0.5
RALI (Option ARM and Alt-A)	1.4	0.6	0.6
RAMP (HELOC and Subprime)	26.5	6.0	6.3
RASC (Subprime)	3.6	0.6	0.6
RFMSII (HELOC)	9.5	2.0	2.1
Total	$42.7	$9.7	$10.1
Uninsured Private-label Securitizations
Historically, the applicable Mortgage Companies securitized loans where all or some of the related bonds were uninsured. These entities are required to make customary representations and warranties about the loans to the investor and/or securitization trust. Though particular application of the language is in dispute in various litigation, the contracts typically require claimants to demonstrate that an alleged breach of representations and warranties has had a material and adverse effect on the interest of the security holder. During the period 2004 through 2007, the Mortgage Companies sold $182.1 billion of loans into these uninsured private-label securitizations. Claims associated with uninsured PLS were historically self identified and constituted an immaterial portion of new claims. They historically were included within the Whole loan/other category. During the three months ended March 31, 2012, we received a repurchase request from a bond trustee with respect to one uninsured PLS deal for loans originated in 2006 relating to $70 million of original unpaid principal balance. The Mortgage Companies are currently reviewing this repurchase request.
The following table summarizes the changes in our original unpaid principal balance related to unresolved repurchase demands with respect to our uninsured PLS exposure. The table includes demands that we have requested be rescinded but which have not been agreed to by the investor.

Three months ended March 31, ($ in millions)	2012	2011 (a)
Balance at January 1,	$8	$3
New claims	75	3
Resolved claims (b)	(4)	—
Rescinded claims/other	(1)	—
Balance at March 31,	$78	$6

(a)	Excludes certain populations where counterparties have requested additional documentation.

(b)	Includes losses, settlements, impairments on repurchased loans, and indemnification payments.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Historically, our Mortgage operations were very active in the securitization market, selling whole loans into special-purpose entities and selling these private-label MBS to investors. The following table summarizes the original unpaid principal balance of our domestic uninsured private-label mortgage securitization activity issued from various shelf registration statements of our Mortgage Subsidiaries and its corresponding majority product type and current unpaid principal balance for securitizations completed during 2004 through 2007.

($ in billions)	Original UPB		Current UPB at March 31, 2012	UPB at December 31, 2011
RFMSI (Prime)	$21.8		$7.9	$8.3
RALI (Option ARM and Alt-A)	66.7		25.4	26.2
RAMP (HELOC and Subprime)	55.9	(a)	12.5	12.9
RASC (Subprime)	36.8		7.8	8.0
RFMSII (HELOC)	0.9		0.2	0.3
Total	$182.1		$53.8	$55.7

(a)	RAMP original unpaid principal balance comprises $37.7 billion subprime, $8.8 billion prime, and $9.4 billion other.
Whole-loan Sales
In addition to the settlements with the GSEs noted earlier, certain of our Mortgage Companies have settled with whole-loan investors concerning alleged breaches of underwriting standards. For the three months ended March 31, 2012, certain of our Mortgage Companies have received $22 million of original unpaid principal balance in repurchase claims, all of which are associated with the 2004 through 2008 vintages of loans sold to whole-loan investors. Certain of our Mortgage Companies resolved claims related to $10 million of original unpaid principal balance, including settlements, repurchases, indemnification payments, and rescinded claims.
The following table summarizes the changes in the original unpaid principal balance related to unresolved repurchase demands with respect to our whole-loan sales exposure.

Three months ended March 31, ($ in millions)	2012	2011 (a)
Balance at January 1,	$73	$85
New claims	22	13
Resolved claims (b)	(6)	(7)
Rescinded claims/other	(4)	(24)
Balance at March 31,	$85	$67

(a)	Excludes certain populations where counterparties have requested additional documentation.

(b)	Includes losses, settlements, impairments on repurchased loans, and indemnification payments.
Private Mortgage Insurance
Mortgage insurance is required for certain consumer mortgage loans sold to the GSEs and certain securitization trusts and may have been in place for consumer mortgage loans sold to whole-loan investors. Mortgage insurance is typically required for first-lien consumer mortgage loans having a loan-to-value ratio at origination of greater than 80 percent. Mortgage insurers are, in certain circumstances, permitted to rescind existing mortgage insurance that covers consumer loans if they demonstrate certain loan underwriting requirements have not been met. Upon receipt of a rescission notice, the applicable Mortgage Companies will assess the notice and, if appropriate, refute the notice, or if the notice cannot be refuted, the applicable Mortgage Companies attempt to remedy the defect. In the event the mortgage insurance cannot be reinstated, the applicable Mortgage Companies may be obligated to repurchase the loan or provide an indemnification payment in the event of a loss, subject to contractual limitations. While the applicable Mortgage Companies make every effort to reinstate the mortgage insurance, they have had limited success and as a result, most of these requests result in rescission of the mortgage insurance. At March 31, 2012, the applicable Mortgage Companies have approximately $173 million in original unpaid principal balance of outstanding mortgage insurance rescission notices where we have not received a repurchase demand. However, this unpaid principal amount is not representative of expected future losses.
Private-label Mortgage-backed Securities Litigation, Repurchase Obligations, and Related Claims
We believe it is reasonably possible that losses beyond amounts currently reserved for the litigation matters described in Note 24 to the Condensed Consolidated Financial Statements and potential repurchase obligations and related claims with respect to our Mortgage Companies discussed above could occur, and such losses could have a material adverse impact on our results of operations, financial position, or cash flows. However, based on currently available information, we are unable to estimate a range of reasonably possible losses above reserves that have been established.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Critical Accounting Estimates
We identified critical accounting estimates that, as a result of judgments, uncertainties, uniqueness, and complexities of the underlying accounting standards and operations involved could result in material changes to our financial condition, results of operations, or cash flows under different conditions or using different assumptions.
Our most critical accounting estimates are as follows.

•	Fair value measurements

•	Allowance for loan losses

•	Valuation of automobile lease assets and residuals

•	Valuation of mortgage servicing rights

•	Goodwill

•	Determination of reserves for insurance losses and loss adjustment expenses

•	Legal and regulatory reserves

•	Loan repurchase and obligations related to loan sales

•	Determination of provision for income taxes
As part of our quarterly assessment of critical accounting estimates, we concluded that in accordance with Accounting Standards Codification 740, Income Taxes, there was a change in the methodologies and processes used in developing the provision for income taxes from what was described in our 2011 Annual Report on Form 10-K. Refer to Note 1 to the Condensed Consolidated Financial Statements for further discussion regarding the methodology and process used in the determination of provision for income taxes. There have been no other significant changes in the methodologies and processes used in developing these estimates from what was described in our 2011 Annual Report on Form 10-K.
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

($ in millions)	March 31, 2012	December 31, 2011
Assets at fair value	$26,568	$30,172
As a percentage of total assets	14%	16%
Liabilities at fair value	$5,092	$6,299
As a percentage of total liabilities	3%	4%
Assets at fair value using Level 3 inputs	$4,570	$4,666
As a percentage of assets at fair value	17%	15%
Liabilities at fair value using Level 3 inputs	$875	$878
As a percentage of liabilities at fair value	17%	14%
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
Ally Financial Inc. • Form 10-Q

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

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Statistical Table
The accompanying supplemental information should be read in conjunction with the more detailed information, including our Condensed Consolidated Financial Statements and the notes thereto, which appears elsewhere in this Quarterly Report.
Net Interest Margin Table
The following table presents an analysis of net interest margin excluding discontinued operations for the periods shown.

	2012			2011			Increase (decrease) due to (a)
Three months ended March 31, ($ in millions)	Average balance (b)	Interest income/ interest expense	Yield/ rate	Average balance (b)	Interest income/ interest expense	Yield/ rate	Volume	Yield/Rate	Total
Assets
Interest-bearing cash and cash equivalents	$10,641	$14	0.53%	$13,041	$12	0.37%	$(2)	$4	$2
Trading assets	990	11	4.47	318	3	3.83	7	1	8
Investment securities (c)	13,704	79	2.32	14,591	98	2.72	(6)	(13)	(19)
Loans held-for-sale, net	7,754	73	3.79	8,877	84	3.84	(11)	—	(11)
Finance receivables and loans, net (d)	117,482	1,678	5.74	104,385	1,621	6.30	193	(136)	57
Investment in operating leases, net (e)	9,649	247	10.30	8,947	385	17.45	28	(166)	(138)
Total interest-earning assets	160,220	2,102	5.28	150,159	2,203	5.95	209	(310)	(101)
Noninterest-bearing cash and cash equivalents	2,004			1,032
Other assets	23,796			24,898
Allowance for loan losses	(1,528)			(1,864)
Total assets	$184,492			$174,225
Liabilities
Interest-bearing deposit liabilities	$44,796	$186	1.67%	$38,156	$166	1.76%	$28	$(8)	$20
Short-term borrowings	6,905	75	4.37	7,107	92	5.25	(3)	(14)	(17)
Long-term debt (f) (g) (h)	91,558	1,177	5.17	87,060	1,406	6.55	70	(299)	(229)
Total interest-bearing liabilities (f) (g) (i)	143,259	1,438	4.04	132,323	1,664	5.10	95	(321)	(226)
Noninterest-bearing deposit liabilities	2,141			2,017
Total funding sources (g) (j)	145,400	1,438	3.98	134,340	1,664	5.02
Other liabilities	19,612			19,473
Total liabilities	165,012			153,813
Total equity	19,480			20,412
Total liabilities and equity	$184,492			$174,225
Net financing revenue		$664			$539		$114	$11	$125
Net interest spread (k)			1.24%			0.85%
Net interest spread excluding original issue discount (k)			1.60			1.86
Net interest spread excluding original issue discount and including noninterest bearing deposit liabilities (k)			1.65			1.92
Net yield on interest-earning assets (l)			1.67			1.46
Net yield on interest-earning assets excluding original issue discount (l)			1.94			2.26

(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.

(b)	Average balances are calculated using a combination of monthly and daily average methodologies.

(c)
Excludes income on equity investments of $5 million during the three months ended March 31, 2012 and 2011, respectively. Yields on available-for-sale debt securities are based on fair value as opposed to historical cost.

(d)
Nonperforming finance receivables and loans are included in the average balances. For information on our accounting policies regarding nonperforming status, refer to Note 1 to the Consolidated Financial Statements in our 2011 Annual Report on Form 10-K.

(e)
Includes gains on sale of $54 million and $120 million during the three months ended March 31, 2012 and 2011, respectively. Excluding these gains on sale, the annualized yield would be 8.04% and 12.01% at March 31, 2012 and 2011, respectively.

(f)	Includes the effects of derivative financial instruments designated as hedges.

(g)
Average balance includes $2,062 million and $3,000 million related to original issue discount at March 31, 2012 and 2011, respectively. Interest expense includes original issue discount amortization of $108 million and $299 million during the three months ended March 31, 2012 and 2011, respectively.

(h)	Excluding original issue discount the rate on long-term debt was 4.59% and 4.99% at March 31, 2012 and 2011, respectively.

(i)	Excluding original issue discount the rate on total interest-bearing liabilities was 3.68% and 4.09% at March 31, 2012 and 2011, respectively.

(j)	Excluding original issue discount the rate on total funding sources was 3.63% and 4.03% at March 31, 2012 and 2011, respectively.

(k)	Net interest spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

(l)	Net yield on interest-earning assets represents net financing revenue as a percentage of total interest-earning assets.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

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

Quantitative and Qualitative Disclosures about Market Risk
Ally Financial Inc. • Form 10-Q

Item 3.     Quantitative and Qualitative Disclosures about Market Risk
Refer to the Market Risk section of Item 2, Management’s Discussion and Analysis.

Controls and Procedures
Ally Financial Inc. • Form 10-Q

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

PART II — OTHER INFORMATION
Ally Financial Inc. • Form 10-Q

Item 1.     Legal Proceedings
Refer to Note 24 to the Condensed Consolidated Financial Statements (incorporated herein by reference) for a discussion related to our legal proceedings, which supplements the discussion of legal proceedings set forth in Note 31 to our 2011 Annual Report on Form 10-K.
Item 1A.     Risk Factors
Other than with respect to the risk factor provided below, there have been no material changes to the Risk Factors described in our 2011 Annual Report on Form 10-K.
Risks Related to Our Business
There is substantial doubt about ResCap's ability to continue as a going concern, and ResCap is actively considering reorganization under bankruptcy laws.
ResCap may not be able to meet its debt service obligations. ResCap did not make a $20 million semi-annual interest payment that was due on April 17, 2012, related to $473 million of unsecured debt principal, which matures in 2013. Further, ResCap was in default on certain of its financial covenants as of December 31, 2011, due to insufficient equity levels, and it is possible that further defaults could occur in the future due to insufficient capital or liquidity.
ResCap remains heavily dependent on Ally and its affiliates for funding and capital support. While Ally has agreed to extend the maturity date for certain existing intercompany facilities on a short-term basis until May 14, 2012, there can be no assurance that Ally or its affiliates will continue any such support or that Ally will choose to execute any further strategic transactions with respect to ResCap or that any transactions undertaken will be successful.
ResCap is actively considering reorganization under bankruptcy laws. If this were to occur, we could incur significant charges, substantial litigation could result, and repayment of our credit exposure to ResCap could be at risk. We currently estimate a range of reasonably possible losses arising at the time of a ResCap bankruptcy filing, including our investment in ResCap, to be between $400 million and $1.25 billion. This estimated range is based on significant judgment and numerous assumptions that are subject to change, and which could be material.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.     Defaults upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
None.
Item 6.     Exhibits
The exhibits listed on the accompanying Index of Exhibits are filed as a part of this report. This Index is incorporated herein by reference.

Ally Financial Inc. • Form 10-Q

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 27th day of April, 2012.

Ally Financial Inc. (Registrant)

/s/ JEFFREY J. BROWN
Jeffrey J. Brown Senior Executive Vice President of Finance and Corporate Planning

/s/ DAVID J. DEBRUNNER
David J. DeBrunner Vice President, Chief Accounting Officer, and Corporate Controller

Ally Financial Inc. • Form 10-Q

INDEX OF EXHIBITS

Exhibit	Description	Method of Filing

10	Consent Judgment, dated March 12, 2012	Filed Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated as of March 14, 2012 (File No. 1-3754), incorporated herein by reference.

12	Computation of Ratio of Earnings to Fixed Charges	Filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith.

101	Interactive Data File	Filed herewith.