Form 10-Q
period 2012-06-30
Ally Financial Inc.
filed 2012-08-03
CIK 40729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012, or

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
Yes ☐                    No ☑
At August 3, 2012, the number of shares outstanding of the Registrant’s common stock was 1,330,970 shares.

INDEX
Ally Financial Inc. • Form 10-Q

Table of ContentsPART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statement of Comprehensive Income (unaudited)
Ally Financial Inc. • Form 10-Q

4

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2012	2011	2012	2011
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$1,691	$1,675	$3,369	$3,296
Interest on loans held-for-sale	36	86	109	170
Interest on trading assets	2	3	13	6
Interest and dividends on available-for-sale investment securities	86	106	170	209
Interest-bearing cash	18	15	32	27
Operating leases	579	598	1,119	1,253
Total financing revenue and other interest income	2,412	2,483	4,812	4,961
Interest expense
Interest on deposits	184	171	370	337
Interest on short-term borrowings	60	87	135	179
Interest on long-term debt	1,068	1,331	2,245	2,737
Total interest expense	1,312	1,589	2,750	3,253
Depreciation expense on operating lease assets	318	176	611	446
Net financing revenue	782	718	1,451	1,262
Other revenue
Servicing fees	216	341	526	698
Servicing asset valuation and hedge activities, net	(73)	(105)	(64)	(192)
Total servicing income, net	143	236	462	506
Insurance premiums and service revenue earned	359	399	734	798
Gain on mortgage and automotive loans, net	134	116	260	206
Loss on extinguishment of debt	—	(25)	—	(64)
Other gain on investments, net	66	92	156	176
Other income, net of losses	226	239	503	443
Total other revenue	928	1,057	2,115	2,065
Total net revenue	1,710	1,775	3,566	3,327
Provision for loan losses	29	50	169	163
Noninterest expense
Compensation and benefits expense	389	415	864	839
Insurance losses and loss adjustment expenses	208	227	367	397
Other operating expenses	1,933	892	2,649	1,638
Total noninterest expense	2,530	1,534	3,880	2,874
(Loss) income from continuing operations before income tax expense	(849)	191	(483)	290
Income tax expense from continuing operations	15	83	79	13
Net (loss) income from continuing operations	(864)	108	(562)	277
(Loss) income from discontinued operations, net of tax	(34)	5	(26)	(18)
Net (loss) income	(898)	113	(588)	259
Other comprehensive (loss) income, net of tax	(206)	89	(19)	64
Comprehensive (loss) income	$(1,104)	$202	$(607)	$323
Statement continues on the next page.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Comprehensive Income (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended June 30,		Six months ended June 30,
($ in millions except per share data)	2012	2011	2012	2011
Net loss attributable to common shareholders
Net (loss) income from continuing operations	$(864)	$108	$(562)	$277
Preferred stock dividends — U.S. Department of Treasury	(134)	(134)	(267)	(267)
Preferred stock dividends	(67)	(57)	(134)	(127)
Impact of preferred stock amendment (a)	—	—	—	32
Net loss from continuing operations attributable to common shareholders (b)	(1,065)	(83)	(963)	(85)
(Loss) income from discontinued operations, net of tax	(34)	5	(26)	(18)
Net loss attributable to common shareholders	$(1,099)	$(78)	$(989)	$(103)
Basic weighted-average common shares outstanding	1,330,970	1,330,970	1,330,970	1,330,970
Diluted weighted-average common shares outstanding (b)	1,330,970	1,330,970	1,330,970	1,330,970
Basic earnings per common share
Net loss from continuing operations	$(800)	$(62)	$(723)	$(64)
(Loss) income from discontinued operations, net of tax	(25)	4	(20)	(14)
Net loss	$(825)	$(58)	$(743)	$(78)
Diluted earnings per common share (b)
Net loss from continuing operations	$(800)	$(62)	$(723)	$(64)
(Loss) income from discontinued operations, net of tax	(25)	4	(20)	(14)
Net loss	$(825)	$(58)	$(743)	$(78)

(a)	Refer to Note 20 to the Consolidated Financial Statements in our 2011 Annual Report on Form 10-K for further detail.

(b)
Due to the antidilutive effect of converting the Fixed Rate Cumulative Mandatorily Convertible Preferred Stock into common shares and the net loss attributable to common shareholders for the three months and six months ended June 30, 2012 and 2011, respectively, loss attributable to common shareholders and basic weighted-average common shares outstanding were used to calculate basic and diluted earnings per share.

The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Balance Sheet (unaudited)
Ally Financial Inc. • Form 10-Q

($ in millions)	June 30, 2012	December 31, 2011
Assets
Cash and cash equivalents
Noninterest-bearing	$2,106	$2,475
Interest-bearing	14,020	10,560
Total cash and cash equivalents	16,126	13,035
Trading assets	—	622
Investment securities	13,366	15,135
Loans held-for-sale, net ($1,377 and $3,919 fair value-elected)	2,000	8,557
Finance receivables and loans, net
Finance receivables and loans, net ($— and $835 fair value-elected)	119,913	114,755
Allowance for loan losses	(1,427)	(1,503)
Total finance receivables and loans, net	118,486	113,252
Investment in operating leases, net	11,197	9,275
Mortgage servicing rights	1,105	2,519
Premiums receivable and other insurance assets	1,887	1,853
Other assets	14,010	18,741
Assets of operations held-for-sale	383	1,070
Total assets	$178,560	$184,059
Liabilities
Deposit liabilities
Noninterest-bearing	$2,411	$2,029
Interest-bearing	45,581	43,021
Total deposit liabilities	47,992	45,050
Short-term borrowings	6,010	7,680
Long-term debt ($— and $830 fair value-elected)	91,096	92,794
Interest payable	1,552	1,587
Unearned insurance premiums and service revenue	2,631	2,576
Reserves for insurance losses and loss adjustment expenses	477	580
Accrued expenses and other liabilities ($— and $29 fair value-elected)	10,198	14,084
Liabilities of operations held-for-sale	241	337
Total liabilities	160,197	164,688
Equity
Common stock and paid-in capital	19,668	19,668
Mandatorily convertible preferred stock held by U.S. Department of Treasury	5,685	5,685
Preferred stock	1,255	1,255
Accumulated deficit	(8,313)	(7,324)
Accumulated other comprehensive income	68	87
Total equity	18,363	19,371
Total liabilities and equity	$178,560	$184,059
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Balance Sheet (unaudited)
Ally Financial Inc. • Form 10-Q

The assets of consolidated variable interest entities, presented based upon the legal transfer of the underlying assets in order to reflect legal ownership, that can be used only to settle obligations of the consolidated variable interest entities and the liabilities of these entities for which creditors (or beneficial interest holders) do not have recourse to our general credit were as follows.

($ in millions)	June 30, 2012	December 31, 2011
Assets
Loans held-for-sale, net	$—	$9
Finance receivables and loans, net
Finance receivables and loans, net ($— and $835 fair value-elected)	39,330	40,935
Allowance for loan losses	(175)	(210)
Total finance receivables and loans, net	39,155	40,725
Investment in operating leases, net	4,686	4,389
Other assets	2,038	3,029
Total assets	$45,879	$48,152

Liabilities
Short-term borrowings	$1,511	$795
Long-term debt ($— and $830 fair value-elected)	32,016	33,143
Interest payable	6	14
Accrued expenses and other liabilities	90	405
Total liabilities	$33,623	$34,357
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Changes in Equity (unaudited)
Ally Financial Inc. • Form 10-Q

($ in millions)	Common stock and paid-in capital	Mandatorily convertible preferred stock held by U.S. Department of Treasury	Preferred stock	Accumulated deficit	Accumulated other comprehensive income	Total equity
Balance at January 1, 2011	$19,668	$5,685	$1,287	$(6,410)	$259	$20,489
Net income				259		259
Preferred stock dividends — U.S. Department of Treasury				(267)		(267)
Preferred stock dividends				(127)		(127)
Series A preferred stock amendment (a)			(32)	32		—
Other comprehensive income, net of tax					64	64
Other (b)				5		5
Balance at June 30, 2011	$19,668	$5,685	$1,255	$(6,508)	$323	$20,423
Balance at January 1, 2012	$19,668	$5,685	$1,255	$(7,324)	$87	$19,371
Net loss				(588)		(588)
Preferred stock dividends — U.S. Department of Treasury				(267)		(267)
Preferred stock dividends				(134)		(134)
Other comprehensive loss, net of tax					(19)	(19)
Balance at June 30, 2012	$19,668	$5,685	$1,255	$(8,313)	$68	$18,363

(a)	Refer to Note 20 to the Consolidated Financial Statements in our 2011 Annual Report on Form 10-K for further detail.

(b)
Represents a reduction of the estimated payment accrued for tax distributions as a result of the completion of the GMAC LLC U.S. Return of Partnership Income for the tax period January 1, 2009 through June 30, 2009.

The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Cash Flows (unaudited)
Ally Financial Inc. • Form 10-Q

Six months ended June 30, ($ in millions)	2012	2011
Operating activities
Net (loss) income	$(588)	$259
Reconciliation of net (loss) income to net cash provided by operating activities
Depreciation and amortization	1,151	1,418
Other impairment	15	6
Changes in fair value of mortgage servicing rights	401	115
Provision for loan losses	169	163
Gain on sale of loans, net	(252)	(215)
Net gain on investment securities	(162)	(183)
Loss on extinguishment of debt	—	64
Originations and purchases of loans held-for-sale	(15,801)	(25,874)
Proceeds from sales and repayments of loans held-for-sale	17,499	29,166
Impairment and accruals related to Residential Capital, LLC deconsolidation	1,192	—
Net change in
Trading securities	595	(154)
Deferred income taxes	(85)	(66)
Interest payable	130	(111)
Other assets	1,028	(1,288)
Other liabilities	(528)	1,815
Other, net	176	(752)
Net cash provided by operating activities	4,940	4,363
Investing activities
Purchases of available-for-sale securities	(6,758)	(10,982)
Proceeds from sales of available-for-sale securities	5,636	8,423
Proceeds from maturities of available-for-sale securities	2,792	2,386
Net increase in finance receivables and loans	(7,475)	(8,669)
Proceeds from sales of finance receivables and loans	1,978	1,346
Purchases of operating lease assets	(3,350)	(3,817)
Disposals of operating lease assets	892	3,621
Proceeds from sale of business units, net (a)	516	47
Net cash effect from deconsolidation of Residential Capital, LLC	(539)	—
Other, net	165	871
Net cash used in investing activities	(6,143)	(6,774)
Statement continues on the next page.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Cash Flows (unaudited)
Ally Financial Inc. • Form 10-Q

Six months ended June 30, ($ in millions)	2012	2011
Financing activities
Net change in short-term borrowings	(1,485)	(227)
Net increase in bank deposits	2,895	2,570
Proceeds from issuance of long-term debt	19,123	26,225
Repayments of long-term debt	(15,916)	(22,951)
Dividends paid	(401)	(419)
Other, net	78	551
Net cash provided by financing activities	4,294	5,749
Effect of exchange-rate changes on cash and cash equivalents	(39)	(78)
Net increase in cash and cash equivalents	3,052	3,260
Adjustment for change in cash and cash equivalents of operations held-for-sale (a) (b)	39	(29)
Cash and cash equivalents at beginning of year	13,035	11,670
Cash and cash equivalents at June 30,	$16,126	$14,901
Supplemental disclosures
Cash paid for
Interest	$2,563	$2,886
Income taxes	273	471
Noncash items
Transfer of mortgage servicing rights into trading securities through certification	—	266
Other disclosures
Proceeds from sales and repayments of mortgage loans held-for-investment originally designated as held-for-sale	104	110

(a)	The amounts are net of cash and cash equivalents of $147 million at June 30, 2012, and $88 million at June 30, 2011, of business units at the time of disposition.

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
The Condensed Consolidated Financial Statements at June 30, 2012, and for the three months and six months ended June 30, 2012, and 2011, are unaudited but reflect all adjustments that are, in management’s opinion, necessary for the fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements (and the related notes) included in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed on February 28, 2012, with the U.S. Securities and Exchange Commission (SEC).
Residential Capital, LLC
On May 14, 2012 (the Petition Date), Residential Capital, LLC (ResCap) and certain of its wholly owned direct and indirect subsidiaries (collectively, the Debtors) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (Bankruptcy Court). In connection with the filings, Ally Financial Inc. and its direct and indirect subsidiaries and affiliates (excluding the Debtors and their direct and indirect subsidiaries) (collectively, AFI) reached an agreement with the Debtors and certain creditor constituencies on a prearranged Chapter 11 plan (the Plan).
In connection with the Plan, the Debtors expect to sell certain of their assets, consisting of the Debtors' mortgage origination and servicing business and certain other mortgage-related assets, to Nationstar Mortgage LLC and Berkshire Hathaway Inc., or one or more alternate purchasers with higher and better offers for such assets, under section 363 of the Bankruptcy Code. The Bankruptcy Court entered an order on June 28, 2012, approving Nationstar Mortgage LLC as stalking horse bidder for the Debtors' mortgage origination and servicing platform, and Berkshire Hathaway Inc. as stalking horse bidder for the Debtors' held-for-sale loan portfolio. The bid provided by Berkshire Hathaway Inc. supplanted the stalking horse bid provided by AFI that is described below. The Debtors' remaining assets are expected to be sold, wound down, or otherwise liquidated over time.
The contemplated Plan, which has not yet been filed with the Bankruptcy Court, is subject to Bankruptcy Court approval. The Plan is based on a settlement (the Settlement) between AFI and the Debtors under which, in exchange for the releases described below, AFI, among other things: (a) agreed to serve as the stalking horse bidder for the Debtors' held-for-sale loan portfolio, with a purchase price of approximately $1.6 billion (which, as noted above, was supplanted by Berkshire Hathaway Inc. pursuant to an order entered by the Bankruptcy Court on June 28, 2012); (b) will make a cash contribution to the Debtors' estates of $750 million that will enable certain recoveries to creditors of the Debtors' estates under the Plan; (c) provided the Debtors with a $220 million post-petition debtor-in-possession financing facility; (d) consented to the Debtors' use of cash collateral pledged to Ally-funded, pre-petition senior secured credit facilities; (e) agreed to enter into and perform a shared services agreement with the Debtors to enable the Debtors to continue to operate their businesses during their bankruptcy cases; (f) agreed to enter into and perform a transition services agreement with the purchaser of the Debtors' mortgage origination and servicing business to facilitate the sale of such assets; (g) continues to provide the Debtors with consumer lending origination support during their bankruptcy cases, including to allow implementation of the aforementioned asset sales; (h) provides the support necessary for the Debtors to satisfy certain regulatory obligations; and (i) agreed to provide indemnification of ResCap's current directors and officers. The Settlement, which is subject to Bankruptcy Court approval, provides for the release of all existing or potential causes of action between AFI and the Debtors, as well as a release of all existing or potential ResCap-related causes of action against AFI held by third parties.
Also ResCap has obtained support for the Plan from the ad hoc steering committee representing ResCap's junior secured notes (Ad Hoc Committee), as well as other certain noteholders, and as of the Petition Date, had affirmative support from entities holding $791 million of these notes, out of a total of approximately $2.1 billion. Additionally, institutional investors in residential mortgage-backed securities issued by ResCap's affiliates and holding more than 25 percent of at least one class in each of 290 securitizations agreed to support the Plan as of the Petition Date. To date, institutional investors holding more than 25 percent of at least one class in each of 336 securitizations have agreed to support the Plan. These 336 securitizations have an aggregate original principal balance of approximately $189 billion (out of a total of 392 outstanding securitizations with an original principal balance of $221 billion). The settlements reached are subject to Bankruptcy Court approval.
The Debtors have failed to satisfy certain milestone requirements in the Plan support agreements (the PSAs) with the Ad Hoc Committee and AFI, which relieves the Ad Hoc Committee and AFI of their obligations to perform under each of their respective PSAs. Notwithstanding

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

this, to date, AFI has continued to comply with its obligations under its PSAs. Furthermore, the Ad Hoc Committee has not indicated any intention to terminate its PSA.
On June 4, 2012, Berkshire Hathaway Inc. filed a motion in the Bankruptcy Court for the appointment of an independent examiner to investigate, among other things, certain of the Debtors' transactions with AFI occurring prior to the Petition Date, any claims the Debtors may hold against AFI's officers and directors, and any claims the Debtors propose to release under the Plan. On June 18, 2012, the Bankruptcy Court approved the appointment of an examiner and, subsequently, the United States Trustee for the Southern District of New York appointed former bankruptcy judge Arthur J. Gonzalez, Esq. as the examiner. On July 27, 2012, the Bankruptcy Court entered an order approving the scope of the examiner's investigation. The investigation will include, among other things: (a) all material pre-petition transactions between or among the Debtors and AFI, Cerberus Capital Management, L.P. and its subsidiaries and affiliates, and/or Ally Bank; (b) certain post-petition negotiations and transactions with the Debtors, including with respect to plan sponsor, plan support, and settlement agreements, the debtor-in-possession financing with AFI, the stalking horse asset purchase agreement with AFI, and the servicing agreement with Ally Bank; (c) all state and federal law claims or causes of action the Debtors propose to release as part of the Plan; and (d) the release of all existing or potential ResCap-related causes of action against AFI held by third parties. The examiner's preliminary estimate regarding the time necessary for the examiner to complete the examiner's investigation and related report is six months.
 As a result of the bankruptcy filing, effective May 14, 2012, we have deconsolidated ResCap from our financial statements and ResCap is prospectively accounted for using the cost method. Furthermore, circumstances indicated to us that as of May 14, 2012, our investment in ResCap would not be recoverable, and accordingly we recorded a full impairment of such investment. The deconsolidation resulted in the removal of the following assets, liabilities, and accumulated other comprehensive income items from our Condensed Consolidated Balance Sheet.

($ in millions)	May 13, 2012
Assets
Cash and cash equivalents
Noninterest-bearing	$494
Interest-bearing	45
Total cash and cash equivalents	539
Trading assets	31
Loans held-for-sale, net	4,103
Finance receivables and loans, net
Finance receivables and loans, net	743
Allowance for loan losses	(9)
Total finance receivables and loans, net	734
Mortgage servicing rights	1,130
Premiums receivable and other insurance assets	4
Other assets	5,365
Total assets	$11,906
Liabilities
Short-term borrowings	$788
Long-term debt	5,428
Interest payable	157
Reserves for insurance losses and loss adjustment expenses	89
Accrued expenses and other liabilities	5,002
Total liabilities	$11,464
Accumulated other comprehensive income
Foreign currency translation adjustment	$20

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

ResCap's results of operations have been removed from our Condensed Consolidated Financial Statements since May 14, 2012. As ResCap remains a wholly owned subsidiary of Ally as of June 30, 2012, and they do not meet the requirements of a discontinued operation, ResCap's results of operations continue to be included in our Condensed Consolidated Statement of Comprehensive Income for periods prior to May 14, 2012. Our Condensed Consolidated Statements of Comprehensive Income include the following for ResCap's results of operations (amounts presented are before the elimination of balances and transactions with Ally).

($ in millions)	Period from April 1, 2012 to May 13, 2012	Three months ended June 30, 2011	Period from January 1, 2012 to May 13, 2012	Six months ended June 30, 2011
Total net revenue	$49	$277	$476	$576
Provision for loan losses	1	1	—	7
Total noninterest expense	128	389	437	632
(Loss) income from continuing operations before income tax expense	(80)	(113)	39	(63)
Income tax expense from continuing operations	2	—	7	9
Net (loss) income from continuing operations	$(82)	$(113)	$32	$(72)
Based on our assessment of the effect of the deconsolidation of ResCap, obligations under the Plan, and other impacts related to the Chapter 11 filing, we recorded a charge of $1.2 billion during the three months ended June 30, 2012, within our other operating expenses. This charge primarily consists of the impairment of Ally's $442 million investment in ResCap and the $750 million cash contribution to be made by us to the Debtors' estate described above. As of June 30, 2012, we have $1.2 billion of financing due from ResCap, which is classified as Finance Receivables and Loans, net on our Condensed Consolidated Balance Sheet. We maintain no allowance or impairment against these receivables because management considers them to be fully collectible. At June 30, 2012, our hedging arrangements with ResCap were fully collateralized. Additionally, under a shared services agreement (SSA), each entity agreed to provide services to the other for a period of one year. The SSA will automatically renew each year unless either entity provides written notice of nonrenewal to the other party at least three months prior to the expiration. The SSA fees received by Ally and the expenses paid to the Debtors will be reflected within the Condensed Consolidated Statement of Comprehensive Income as a reduction or increase of noninterest expense. Because of the uncertain nature of the bankruptcy proceedings, we cannot predict the ultimate financial impact to Ally. Refer to Note 25 to the Condensed Consolidated Financial Statements for additional information regarding these bankruptcy proceedings.
International Businesses
We have determined to explore strategic alternatives for all of our international operations, which includes automotive finance, insurance, and banking and deposit operations. As of June 30, 2012, the businesses did not meet the requirements of a discontinued operation.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Fair Value Measurement - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04)
As of January 1, 2012, we adopted ASU 2011-04, which amends ASC 820, Fair Value Measurements. The amendments in this ASU clarify how to measure fair value and it contains new disclosure requirements to provide more transparency into Level 3 fair value measurements. It is intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards (IFRS). The ASU must be applied prospectively. The adoption did not have a material impact to our consolidated financial condition or results of operations.
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
2.     Discontinued and Held-for-sale Operations
We classify operations as discontinued when operations and cash flows will be eliminated from our ongoing operations and we do not expect to retain any significant continuing involvement in their operations after the respective sale transactions. For all periods presented, all of the operating results for these discontinued operations have been removed from continuing operations and presented separately as discontinued operations, net of tax, in the Condensed Consolidated Statement of Comprehensive Income. The Notes to the Condensed Consolidated Financial Statements have been adjusted to exclude discontinued operations unless otherwise noted.
Select Mortgage Operations
During the second quarter of 2012, we sold the Canadian mortgage operations of ResMor Trust.
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

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2012	2011	2012	2011
Select Mortgage operations
Total net revenue	$3	$5	$8	$3
Pretax loss including direct costs to transact a sale	(10)	(3)	(10)	(11)
Tax benefit	—	(1)	—	(3)
Select Global Automotive Services — Insurance operations
Total net revenue	$34	$75	$72	$166
Pretax (loss) income including direct costs to transact a sale	(32)	9	(24)	18
Tax expense	1	—	3	2
Select Global Automotive Services — International operations
Total net revenue	$2	$16	$8	$44
Pretax income (loss) including direct costs to transact a sale (a)	13	(3)	15	(24)
Tax expense (benefit)	4	(1)	4	2

(a)	Includes certain income tax activity recognized by Corporate and Other.
Held-for-sale Operations
The assets and liabilities of operations held-for-sale are summarized below.

June 30, 2012 ($ in millions)	Select Global Automotive Services –Insurance operations (a)	Select Global Automotive Services – International operations (b)	Total held-for-sale operations
Assets
Cash and cash equivalents
Noninterest-bearing	$2	$27	$29
Interest-bearing	76	6	82
Total cash and cash equivalents	78	33	111
Investment securities	177	—	177
Finance receivables and loans, net	—	3	3
Investment in operating leases, net	—	40	40
Premiums receivable and other insurance assets	74	—	74
Other assets	19	15	34
Impairment on assets of held-for-sale operations	(36)	(20)	(56)
Total assets	$312	$71	$383
Liabilities
Unearned insurance premiums and service revenue	$130	$—	$130
Reserves for insurance losses and loss adjustment expenses	15	—	15
Accrued expenses and other liabilities	89	7	96
Total liabilities	$234	$7	$241

(a)	Includes our U.K.-based operations that provide vehicle service contracts and insurance products.

(b)	Includes our full-service leasing operations in Austria, Germany, Greece, Portugal, and Spain.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

December 31, 2011 ($ in millions)	Select Mortgage operations (a)	Select Global Automotive Services –Insurance operations (b)	Select Global Automotive Services – International operations (c)	Total held-for-sale operations
Assets
Cash and cash equivalents
Noninterest-bearing	$—	$4	$55	$59
Interest-bearing	—	54	38	92
Total cash and cash equivalents	—	58	93	151
Investment securities	—	186	—	186
Loans held-for-sale, net	260	—	—	260
Finance receivables and loans, net
Finance receivables and loans, net	285	—	11	296
Allowance for loan losses	—	—	(1)	(1)
Total finance receivables and loans, net	285	—	10	295
Investment in operating leases, net	—	—	91	91
Premiums receivable and other insurance assets	—	77	—	77
Other assets	140	14	30	184
Impairment on assets of held-for-sale operations	—	—	(174)	(174)
Total assets	$685	$335	$50	$1,070
Liabilities
Unearned insurance premiums and service revenue	$—	$130	$—	$130
Reserves for insurance losses and loss adjustment expenses	—	17	—	17
Accrued expenses and other liabilities	80	82	28	190
Total liabilities	$80	$229	$28	$337

(a)	Includes the Canadian mortgage operations of ResMor Trust.

(b)	Includes our U.K.-based operations that provide vehicle service contracts and insurance products.

(c)	Includes the operations of Venezuela and our full-service leasing operations in Austria, Germany, Greece, Portugal, and Spain.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Recurring Fair Value
The following tables display the assets and liabilities of our held-for-sale operations measured at fair value on a recurring basis. Refer to Note 22 for descriptions of valuation methodologies used to measure material assets at fair value and details of the valuation models, key inputs to these models, and significant assumptions used.

	Recurring fair value measurements
($ in millions)	Level 1	Level 2	Level 3	Total
June 30, 2012
Assets
Investment securities
Available-for-sale securities
Debt securities
Foreign government	$177	$—	$—	$177
Total assets	$177	$—	$—	$177
December 31, 2011
Assets
Investment securities
Available-for-sale securities
Debt securities
Foreign government	$171	$15	$—	$186
Other assets
Interest retained in financial asset sales	—	—	66	66
Total assets	$171	$15	$66	$252
3.     Other Income, Net of Losses
Details of other income, net of losses, were as follows.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2012	2011	2012	2011
Mortgage processing fees and other mortgage income	$113	$44	$237	$88
Late charges and other administrative fees	32	24	63	57
Securitization income	22	123	23	151
Income from equity-method investments	18	20	47	42
Remarketing fees	17	31	37	68
Change due to fair value option elections (a)	(5)	(22)	(19)	(39)
Fair value adjustment on derivatives (b)	(44)	(65)	(33)	(79)
Other, net	73	84	148	155
Total other income, net of losses	$226	$239	$503	$443

(a)	Refer to Note 22 for a description of fair value option elections.

(b)	Refer to Note 20 for a description of derivative instruments and hedging activities.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

4.     Other Operating Expenses
Details of other operating expenses were as follows.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2012	2011	2012	2011
Impairment and accruals related to ResCap deconsolidation (a)	$1,192	$—	$1,192	$—
Technology and communications	109	115	235	234
Insurance commissions	107	116	219	234
Professional services	93	77	209	143
Regulatory penalties imposed for foreclosure-related matters	90	—	90	—
Lease and loan administration	64	45	110	89
Advertising and marketing	36	41	75	95
Regulatory and licensing fees	33	34	69	71
Premises and equipment depreciation	24	24	49	50
Occupancy	21	22	45	44
Vehicle remarketing and repossession	20	37	45	72
Mortgage representation and warranty obligation, net	18	184	37	210
State and local non-income taxes	5	35	29	66
Other	121	162	245	330
Total other operating expenses	$1,933	$892	$2,649	$1,638

(a)
For the three months and six months ended June 30, 2012, this charge primarily consists of the $442 million total impairment of our investment in ResCap and a $750 million cash contribution to be made by us to the Debtors' estate. Refer to Note 1 for more information regarding the Debtors' bankruptcy, deconsolidation, and this charge.

5.     Trading Assets
The composition of trading assets was as follows.

($ in millions)	June 30, 2012	December 31, 2011
Mortgage-backed residential trading securities	$—	$608
Trading derivatives	—	14
Total trading assets	$—	$622

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

6.     Investment Securities
Our portfolio of securities includes bonds, equity securities, asset- and mortgage-backed securities, interests in securitization trusts, and other investments. The cost, fair value, and gross unrealized gains and losses on available-for-sale securities were as follows.

	June 30, 2012				December 31, 2011
	Amortized cost	Gross unrealized		Fair value	Amortized cost	Gross unrealized		Fair value
($ in millions)		gains	losses			gains	losses
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$874	$3	$—	$877	$1,535	$13	$(2)	$1,546
U.S. states and political subdivisions	—	—	—	—	1	—	—	1
Foreign government	831	18	—	849	765	20	(1)	784
Mortgage-backed residential (a)	6,205	75	(25)	6,255	7,266	87	(41)	7,312
Asset-backed	2,497	38	(2)	2,533	2,600	28	(13)	2,615
Corporate debt	1,312	37	(6)	1,343	1,486	23	(18)	1,491
Other	353	—	—	353	326	1	—	327
Total debt securities	12,072	171	(33)	12,210	13,979	172	(75)	14,076
Equity securities	1,306	22	(172)	1,156	1,188	25	(154)	1,059
Total available-for-sale securities (b)	$13,378	$193	$(205)	$13,366	$15,167	$197	$(229)	$15,135

(a)	Residential mortgage-backed securities include agency-backed bonds totaling $4,347 million and $6,114 million at June 30, 2012, and December 31, 2011, respectively.

(b)
Certain entities related to our Insurance operations are required to deposit securities with state regulatory authorities. These deposited securities totaled $15 million and $16 million at June 30, 2012, and December 31, 2011, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The maturity distribution of available-for-sale debt securities outstanding is summarized in the following tables. Prepayments may cause actual maturities to differ from scheduled maturities.

	Total		Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years (a)
($ in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
June 30, 2012
Fair value of available-for-sale debt securities (b)
U.S. Treasury and federal agencies	$877	0.8%	$151	0.8%	$725	0.8%	$1	1.5%	$—	—%
U.S. states and political subdivisions	—	—	—	—		—	—	—	—	—
Foreign government	849	4.2	202	5.6	419	4.0	221	3.1	7	6.2
Mortgage-backed residential	6,255	2.8	1	4.6	—	—	209	2.4	6,045	2.8
Asset-backed	2,533	2.3	—	—	1,568	2.1	527	2.0	438	3.3
Corporate debt	1,343	5.2	9	6.9	615	4.5	604	6.2	115	3.8
Other	353	1.5	352	1.4	—	—	1	7.2	—	—
Total available-for-sale debt securities	$12,210	2.8	$715	2.5	$3,327	2.4	$1,563	3.6	$6,605	2.8
Amortized cost of available-for-sale debt securities	$12,072		$713		$3,293		$1,528		$6,538
December 31, 2011
Fair value of available-for-sale debt securities (b)
U.S. Treasury and federal agencies	$1,546	0.9%	$231	—%	$1,202	0.9%	$113	2.2%	$—	—%
U.S. states and political subdivisions	1	5.4	—	—	—	—	—	—	1	5.4
Foreign government	784	4.4	77	7.7	506	4.3	201	3.3	—	—
Mortgage-backed residential	7,312	2.5	3	4.8	2	6.3	189	2.6	7,118	2.5
Asset-backed	2,615	2.1	—	—	1,599	1.9	574	1.9	442	3.2
Corporate debt	1,491	4.9	19	4.9	741	4.4	606	5.6	125	4.7
Other	327	1.4	316	1.3	—	—	11	4.6	—	—
Total available-for-sale debt securities	$14,076	2.6	$646	1.7	$4,050	2.4	$1,694	3.5	$7,686	2.6
Amortized cost of available-for-sale debt securities	$13,979		$644		$4,026		$1,678		$7,631

(a)	Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment options.

(b)	Yields on tax-exempt obligations are computed on a tax-equivalent basis.
The balances of cash equivalents were $8.9 billion and $5.6 billion at June 30, 2012, and December 31, 2011, respectively, and were composed primarily of money market accounts and short-term securities, including U.S. Treasury bills.
The following table presents gross gains and losses realized upon the sales of available-for-sale securities. During the three months and six months ended June 30, 2012, we did not recognize any other-than-temporary impairment on available-for-sale securities.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2012	2011	2012	2011
Gross realized gains	$70	$100	$168	$194
Gross realized losses	(4)	(8)	(12)	(18)
Net realized gains	$66	$92	$156	$176

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents interest and dividends on available-for-sale securities.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2012	2011	2012	2011
Taxable interest	$79	$100	$158	$198
Taxable dividends	7	6	12	11
Interest and dividends on available-for-sale securities	$86	$106	$170	$209
The table below summarizes available-for-sale securities in an unrealized loss position in accumulated other comprehensive income. Based on the methodology described below that was applied to these securities, we believe that the unrealized losses relate to factors other than credit losses in the current market environment. As of June 30, 2012, we did not have the intent to sell the debt securities with an unrealized loss position in accumulated other comprehensive income, and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. As of June 30, 2012, we had the ability and intent to hold equity securities with an unrealized loss position in accumulated other comprehensive income. As a result, we believe that the securities with an unrealized loss position in accumulated other comprehensive income are not considered to be other-than-temporarily impaired at June 30, 2012. Refer to Note 1 to the Consolidated Financial Statements in our 2011 Annual Report on Form 10-K for additional information related to investment securities and our methodology for evaluating potential other-than-temporary impairments.

	June 30, 2012				December 31, 2011
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
($ in millions)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$4	$—	$—	$—	$179	$(2)	$—	$—
Foreign government	108	—	—	—	197	(1)	—	—
Mortgage-backed residential	931	(19)	196	(6)	2,302	(39)	45	(2)
Asset-backed	438	(2)	1	—	994	(13)	1	—
Corporate debt	189	(6)	—	—	444	(16)	30	(2)
Total temporarily impaired debt securities	1,670	(27)	197	(6)	4,116	(71)	76	(4)
Temporarily impaired equity securities	697	(126)	116	(46)	770	(148)	18	(6)
Total temporarily impaired available-for-sale securities	$2,367	$(153)	$313	$(52)	$4,886	$(219)	$94	$(10)
7.     Loans Held-for-Sale, Net
The composition of loans held-for-sale, net, was as follows.

	June 30, 2012			December 31, 2011
($ in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total
Consumer automobile	$623	$—	$623	$425	$—	$425
Consumer mortgage
1st Mortgage	1,377	—	1,377	7,360	12	7,372
Home equity	—	—	—	740	—	740
Total consumer mortgage (a)	1,377	—	1,377	8,100	12	8,112
Commercial and industrial
Other	—	—	—	20	—	20
Total loans held-for-sale (b)	$2,000	$—	$2,000	$8,545	$12	$8,557

(a)	Fair value option-elected domestic consumer mortgages were $1.4 billion and $3.9 billion at June 30, 2012, and December 31, 2011, respectively. Refer to Note 22 for additional information.

(b)
Totals are net of unamortized premiums and discounts and deferred fees and costs. Included in the totals are net unamortized premiums of $26 million at June 30, 2012, and net unamortized discounts of $221 million at December 31, 2011.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table summarizes held-for-sale mortgage loans reported at carrying value by higher-risk loan type.

($ in millions)	June 30, 2012	December 31, 2011
High original loan-to-value (greater than 100%) mortgage loans	$324	$423
Payment-option adjustable-rate mortgage loans	—	12
Interest-only mortgage loans	10	298
Below-market rate (teaser) mortgages	—	169
Total higher-risk mortgage loans held-for-sale	$334	$902
8.     Finance Receivables and Loans, Net
The composition of finance receivables and loans, net, reported at carrying value before allowance for loan losses was as follows.

	June 30, 2012			December 31, 2011
($ in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total
Consumer automobile	$50,697	$17,439	$68,136	$46,576	$16,883	$63,459
Consumer mortgage
1st Mortgage	7,030	—	7,030	6,867	24	6,891
Home equity	2,793	—	2,793	3,102	—	3,102
Total consumer mortgage	9,823	—	9,823	9,969	24	9,993
Commercial
Commercial and industrial
Automobile	28,061	7,786	35,847	26,552	8,265	34,817
Mortgage	1,146	—	1,146	1,887	24	1,911
Other	2,391	44	2,435	1,178	63	1,241
Commercial real estate
Automobile	2,387	139	2,526	2,331	154	2,485
Mortgage	—	—	—	—	14	14
Total commercial	33,985	7,969	41,954	31,948	8,520	40,468
Loans at fair value (a)	—	—	—	603	232	835
Total finance receivables and loans (b)	$94,505	$25,408	$119,913	$89,096	$25,659	$114,755

(a)	Includes domestic consumer mortgages at fair value as a result of fair value option election. Refer to Note 22 for additional information.

(b)	Totals are net of unearned income, unamortized premiums and discounts, and deferred fees and costs of $3.0 billion and $2.9 billion at June 30, 2012, and December 31, 2011, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans.

Three months ended June 30, 2012 ($ in millions)	Consumer automobile	Consumer mortgage	Commercial	Total
Allowance at April 1, 2012	$832	$501	$213	$1,546
Charge-offs
Domestic	(85)	(41)	(1)	(127)
Foreign	(45)	—	(2)	(47)
Total charge-offs	(130)	(41)	(3)	(174)
Recoveries
Domestic	42	4	2	48
Foreign	18	—	20	38
Total recoveries	60	4	22	86
Net charge-offs	(70)	(37)	19	(88)
Provision for loan losses	45	20	(36)	29
Deconsolidation of ResCap	—	(9)	—	(9)
Other	(29)	(3)	(19)	(51)
Allowance at June 30, 2012	$778	$472	$177	$1,427

Three months ended June 30, 2011 ($ in millions)	Consumer automobile	Consumer mortgage	Commercial	Total
Allowance at April 1, 2011	$916	$563	$327	$1,806
Charge-offs
Domestic	(95)	(48)	(12)	(155)
Foreign	(33)	(2)	(17)	(52)
Total charge-offs	(128)	(50)	(29)	(207)
Recoveries
Domestic	51	6	6	63
Foreign	17	—	6	23
Total recoveries	68	6	12	86
Net charge-offs	(60)	(44)	(17)	(121)
Provision for loan losses	51	38	(39)	50
Discontinued operations	—	1	—	1
Other	4	—	(1)	3
Allowance at June 30, 2011	$911	$558	$270	$1,739

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Six months ended June 30, 2012 ($ in millions)	Consumer automobile	Consumer mortgage	Commercial	Total
Allowance at January 1, 2012	$766	$516	$221	$1,503
Charge-offs
Domestic	(185)	(86)	(3)	(274)
Foreign	(81)	—	(2)	(83)
Total charge-offs	(266)	(86)	(5)	(357)
Recoveries
Domestic	88	6	9	103
Foreign	34	—	25	59
Total recoveries	122	6	34	162
Net charge-offs	(144)	(80)	29	(195)
Provision for loan losses	178	48	(57)	169
Deconsolidation of ResCap	—	(9)	—	(9)
Other	(22)	(3)	(16)	(41)
Allowance at June 30, 2012	$778	$472	$177	$1,427
Allowance for loan losses
Individually evaluated for impairment	$9	$166	$32	$207
Collectively evaluated for impairment	763	306	145	1,214
Loans acquired with deteriorated credit quality	6	—	—	6
Finance receivables and loans at historical cost
Ending balance	68,136	9,823	41,954	119,913
Individually evaluated for impairment	97	688	1,525	2,310
Collectively evaluated for impairment	67,980	9,135	40,429	117,544
Loans acquired with deteriorated credit quality	59	—	—	59

Six months ended June 30, 2011 ($ in millions)	Consumer automobile	Consumer mortgage	Commercial	Total
Allowance at January 1, 2011	$970	$580	$323	$1,873
Charge-offs
Domestic	(234)	(108)	(18)	(360)
Foreign	(75)	(2)	(48)	(125)
Total charge-offs	(309)	(110)	(66)	(485)
Recoveries
Domestic	101	9	12	122
Foreign	36	—	17	53
Total recoveries	137	9	29	175
Net charge-offs	(172)	(101)	(37)	(310)
Provision for loan losses	104	78	(19)	163
Discontinued operations	—	1	—	1
Other	9	—	3	12
Allowance at June 30, 2011	$911	$558	$270	$1,739
Allowance for loan losses
Individually evaluated for impairment	$—	$94	$57	$151
Collectively evaluated for impairment	899	464	213	1,576
Loans acquired with deteriorated credit quality	12	—	—	12
Finance receivables and loans at historical cost
Ending balance	58,735	10,412	40,632	109,779
Individually evaluated for impairment	—	549	1,070	1,619
Collectively evaluated for impairment	58,612	9,863	39,562	108,037
Loans acquired with deteriorated credit quality	123	—	—	123

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents information about significant sales of finance receivables and loans recorded at historical cost and transfers of finance receivables and loans from held-for-investment to held-for-sale.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2012	2011	2012	2011
Consumer automobile	$1,960	$1,318	$1,960	$1,318
Consumer mortgage	—	28	40	93
Commercial	—	—	—	6
Total sales and transfers	$1,960	$1,346	$2,000	$1,417
The following table presents an analysis of our past due finance receivables and loans, net, recorded at historical cost reported at carrying value before allowance for loan losses.

($ in millions)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total finance receivables and loans
June 30, 2012
Consumer automobile	$738	$161	$181	$1,080	$67,056	$68,136
Consumer mortgage
1st Mortgage	80	34	169	283	6,747	7,030
Home equity	15	8	14	37	2,756	2,793
Total consumer mortgage	95	42	183	320	9,503	9,823
Commercial
Commercial and industrial
Automobile	9	4	47	60	35,787	35,847
Mortgage	—	—	—	—	1,146	1,146
Other	—	—	1	1	2,434	2,435
Commercial real estate
Automobile	—	2	14	16	2,510	2,526
Mortgage	—	—	—	—	—	—
Total commercial	9	6	62	77	41,877	41,954
Total consumer and commercial	$842	$209	$426	$1,477	$118,436	$119,913
December 31, 2011
Consumer automobile	$802	$162	$179	$1,143	$62,316	$63,459
Consumer mortgage
1st Mortgage	91	35	162	288	6,603	6,891
Home equity	21	11	18	50	3,052	3,102
Total consumer mortgage	112	46	180	338	9,655	9,993
Commercial
Commercial and industrial
Automobile	—	1	126	127	34,690	34,817
Mortgage	—	—	—	—	1,911	1,911
Other	—	—	1	1	1,240	1,241
Commercial real estate
Automobile	2	1	34	37	2,448	2,485
Mortgage	—	2	12	14	—	14
Total commercial	2	4	173	179	40,289	40,468
Total consumer and commercial	$916	$212	$532	$1,660	$112,260	$113,920

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents the carrying value before allowance for loan losses of our finance receivables and loans recorded at historical cost on nonaccrual status.

($ in millions)	June 30, 2012	December 31, 2011
Consumer automobile	$297	$228
Consumer mortgage
1st Mortgage	375	281
Home equity	36	58
Total consumer mortgage	411	339
Commercial
Commercial and industrial
Automobile	201	223
Mortgage	—	—
Other	37	37
Commercial real estate
Automobile	49	67
Mortgage	—	12
Total commercial	287	339
Total consumer and commercial finance receivables and loans	$995	$906
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

	June 30, 2012			December 31, 2011
($ in millions)	Performing	Nonperforming	Total	Performing	Nonperforming	Total
Consumer automobile	$67,839	$297	$68,136	$63,231	$228	$63,459
Consumer mortgage
1st Mortgage	6,655	375	7,030	6,610	281	6,891
Home equity	2,757	36	2,793	3,044	58	3,102
Total consumer mortgage	$9,412	$411	$9,823	$9,654	$339	$9,993
The following table presents pass and criticized credit quality indicators based on regulatory definitions for our commercial finance receivables and loans recorded at historical cost reported at carrying value before allowance for loan losses.

	June 30, 2012			December 31, 2011
($ in millions)	Pass	Criticized (a)	Total	Pass	Criticized (a)	Total
Commercial
Commercial and industrial
Automobile	$33,739	$2,108	$35,847	$32,464	$2,353	$34,817
Mortgage	1,094	52	1,146	1,760	151	1,911
Other	2,123	312	2,435	883	358	1,241
Commercial real estate
Automobile	2,352	174	2,526	2,305	180	2,485
Mortgage	—	—	—	—	14	14
Total commercial	$39,308	$2,646	$41,954	$37,412	$3,056	$40,468

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
The following table presents information about our impaired finance receivables and loans recorded at historical cost.

($ in millions)	Unpaid principal balance	Carrying value before allowance	Impaired with no allowance	Impaired with an allowance	Allowance for impaired loans
June 30, 2012
Consumer automobile	$97	$97	$—	$97	$9
Consumer mortgage
1st Mortgage	676	598	92	506	127
Home equity	90	91	—	91	39
Total consumer mortgage	766	689	92	597	166
Commercial
Commercial and industrial
Automobile	201	201	85	116	12
Mortgage	—	—	—	—	—
Other	37	37	10	27	6
Commercial real estate
Automobile	49	49	14	35	14
Mortgage	—	—	—	—	—
Total commercial	287	287	109	178	32
Total consumer and commercial finance receivables and loans	$1,150	$1,073	$201	$872	$207
December 31, 2011
Consumer automobile	$69	$69	$—	$69	$7
Consumer mortgage
1st Mortgage	516	508	83	425	126
Home equity	97	98	—	98	46
Total consumer mortgage	613	606	83	523	172
Commercial
Commercial and industrial
Automobile	222	222	64	158	22
Mortgage	—	—	—	—	—
Other	37	37	25	12	5
Commercial real estate
Automobile	68	68	32	36	18
Mortgage	12	12	1	11	5
Total commercial	339	339	122	217	50
Total consumer and commercial finance receivables and loans	$1,021	$1,014	$205	$809	$229

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following tables present average balance and interest income for our impaired finance receivables and loans.

	2012		2011
Three months ended June 30, ($ in millions)	Average balance	Interest income	Average balance	Interest income
Consumer automobile	$94	$3	$—	$—
Consumer mortgage
1st Mortgage	574	7	448	4
Home equity	96	1	90	1
Total consumer mortgage	670	8	538	5
Commercial
Commercial and industrial
Automobile	185	3	360	1
Mortgage	15	—	32	—
Other	25	5	99	—
Commercial real estate
Automobile	54	1	140	—
Mortgage	7	—	45	—
Total commercial	286	9	676	1
Total consumer and commercial finance receivables and loans	$1,050	$20	$1,214	$6

	2012		2011
Six months ended June 30, ($ in millions)	Average balance	Interest income	Average balance	Interest income
Consumer automobile	$88	$5	$—	$—
Consumer mortgage
1st Mortgage	546	11	435	8
Home equity	97	2	88	2
Total consumer mortgage	643	13	523	10
Commercial
Commercial and industrial
Automobile	197	5	353	1
Mortgage	9	—	36	5
Other	29	5	113	1
Commercial real estate
Automobile	58	1	162	—
Mortgage	10	—	55	1
Total commercial	303	11	719	8
Total consumer and commercial finance receivables and loans	$1,034	$29	$1,242	$18
Troubled Debt Restructurings
TDRs are loan modifications where concessions were granted to borrowers experiencing financial difficulties. Numerous initiatives, such as the Home Affordable Modification Program (HARP) are in place to provide support to our mortgage customers in financial distress, including principal forgiveness, maturity extensions, delinquent interest capitalization, and changes to contractual interest rates. Additionally for automobile loans, we offer several types of assistance to aid our customers including changing the due date and rewriting the loan terms. Total TDRs recorded at historical cost and reported at carrying value before allowance for loan losses were $829 million at June 30, 2012, reflecting an increase of $95 million from December 31, 2011. Refer to Note 1 to the Consolidated Financial Statements in our 2011 Annual Report on Form 10-K for additional information.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following tables present information related to finance receivables and loans recorded at historical cost modified in connection with a troubled debt restructuring during the period.

	2012			2011
Three months ended June 30, ($ in millions)	Number of loans	Pre-modification carrying value before allowance	Post-modification carrying value before allowance	Number of loans	Pre-modification carrying value before allowance	Post-modification carrying value before allowance
Consumer automobile	1,980	$25	$25	1,550	$20	$20
Consumer mortgage
1st Mortgage	845	231	161	102	37	37
Home equity	54	3	3	266	14	14
Total consumer mortgage	899	234	164	368	51	51
Commercial
Commercial and industrial
Automobile	3	5	5	—	—	—
Mortgage	—	—	—	1	38	28
Other	—	—	—	2	11	10
Commercial real estate
Automobile	3	7	6	1	4	2
Mortgage	—	—	—	1	1	1
Total commercial	6	12	11	5	54	41
Total consumer and commercial finance receivables and loans	2,885	$271	$200	1,923	$125	$112

	2012			2011
Six months ended June 30, ($ in millions)	Number of loans	Pre-modification carrying value before allowance	Post-modification carrying value before allowance	Number of loans	Pre-modification carrying value before allowance	Post-modification carrying value before allowance
Consumer automobile	4,772	$58	$58	2,778	$37	$37
Consumer mortgage
1st Mortgage	922	259	188	229	81	81
Home equity	227	13	12	482	27	25
Total consumer mortgage	1,149	272	200	711	108	106
Commercial
Commercial and industrial
Automobile	6	8	8	1	3	3
Mortgage	—	—	—	1	38	28
Other	—	—	—	2	11	10
Commercial real estate
Automobile	4	9	8	1	4	2
Mortgage	—	—	—	1	1	1
Total commercial	10	17	16	6	57	44
Total consumer and commercial finance receivables and loans	5,931	$347	$274	3,495	$202	$187

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

	2012			2011
Three months ended June 30, ($ in millions)	Number of loans	Carrying value before allowance	Charge-off amount	Number of loans	Carrying value before allowance	Charge-off amount
Consumer automobile	161	$1	$1	88	$1	$1
Consumer mortgage
1st Mortgage	7	2	1	4	2	—
Home equity	9	—	—	7	—	—
Total consumer mortgage	16	2	1	11	2	—
Commercial
Commercial and industrial
Automobile	2	1	—	1	3	—
Commercial real estate
Automobile	1	2	—	—	—	—
Total commercial	3	3	—	1	3	—
Total consumer and commercial finance receivables and loans	180	$6	$2	100	$6	$1

	2012			2011
Six months ended June 30, ($ in millions)	Number of loans	Carrying value before allowance	Charge-off amount	Number of loans	Carrying value before allowance	Charge-off amount
Consumer automobile	369	$3	$2	88	$1	$1
Consumer mortgage
1st Mortgage	12	3	1	5	2	—
Home equity	13	1	1	9	—	—
Total consumer mortgage	25	4	2	14	2	—
Commercial
Commercial and industrial
Automobile	4	3	—	1	3	—
Commercial real estate
Automobile	1	2	—	—	—	—
Total commercial	5	5	—	1	3	—
Total consumer and commercial finance receivables and loans	399	$12	$4	103	$6	$1
At June 30, 2012, and December 31, 2011, commercial commitments to lend additional funds to debtors owing receivables whose terms had been modified in a troubled debt restructuring were $29 million and $45 million, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Higher-Risk Mortgage Concentration Risk
The following table summarizes held-for-investment mortgage finance receivables and loans recorded at historical cost and reported at carrying value before allowance for loan losses by higher-risk loan type.

($ in millions)	June 30, 2012	December 31, 2011
Interest-only mortgage loans (a)	$2,527	$2,947
Below-market rate (teaser) mortgages	204	248
Total higher-risk mortgage finance receivables and loans	$2,731	$3,195

(a)	The majority of the interest-only mortgage loans are expected to start principal amortization in 2015 or beyond.

9.     Investment in Operating Leases, Net
Investments in operating leases were as follows.

($ in millions)	June 30, 2012	December 31, 2011
Vehicles and other equipment	$13,224	$11,160
Accumulated depreciation	(2,027)	(1,885)
Investment in operating leases, net	$11,197	$9,275
Depreciation expense on operating lease assets includes remarketing gains and losses recognized on the sale of operating lease assets. The following summarizes the components of depreciation expense on operating lease assets.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2012	2011	2012	2011
Depreciation expense on operating lease assets (excluding remarketing gains)	$372	$342	$719	$732
Remarketing gains	(54)	(166)	(108)	(286)
Depreciation expense on operating lease assets	$318	$176	$611	$446

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

10.    Securitizations and Variable Interest Entities
Overview
We are involved in several types of securitization and financing transactions that utilize special purpose entities (SPEs). An SPE is an entity that is designed to fulfill a specified limited need of the sponsor. Our principal use of SPEs is to obtain liquidity and favorable capital treatment by securitizing certain of our financial assets.
The SPEs involved in securitization and other financing transactions are generally considered variable interest entities (VIEs). VIEs are entities that have either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support or whose equity investors lack the ability to control the entity's activities. Due to the deconsolidation of ResCap, our mortgage securitization activity and involvement with certain mortgage-related VIEs has substantially changed. Refer to Note 1 for additional information related to ResCap.
Securitizations
We provide a wide range of consumer and commercial automobile loans, operating leases, and mortgage loan products to a diverse customer base. We often securitize these loans and leases (which we collectively describe as loans or financial assets) through the use of securitization entities, which may or may not be consolidated on our Condensed Consolidated Balance Sheet. We securitize consumer and commercial automobile loans and operating leases through private-label securitizations. We securitize consumer mortgage loans through transactions involving the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac). We previously securitized consumer mortgage loans through private-label mortgage securitizations and through transactions involving the Government National Mortgage Association (Ginnie Mae). We refer to Fannie Mae, Freddie Mac, and Ginnie Mae collectively as the Government-Sponsored Enterprises or GSEs. During the six months ended June 30, 2012 and 2011, our consumer mortgage loans were primarily securitized through the GSEs.
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
Each securitization is governed by various legal documents that limit and specify the activities of the securitization entity. The securitization entity is generally allowed to acquire the loans, to issue beneficial interests to investors to fund the acquisition of the loans, and to enter into derivatives or other yield maintenance contracts to hedge or mitigate certain risks related to the financial assets or beneficial interests of the entity. A servicer, who is generally us, is appointed pursuant to the underlying legal documents to service the assets the securitization entity holds and the beneficial interests it issues. Servicing functions include, but are not limited to, making certain payments of property taxes and insurance premiums, default and property maintenance payments, as well as advancing principal and interest payments before collecting them from individual borrowers. Our servicing responsibilities, which constitute continued involvement in the transferred financial assets, consist of primary servicing (i.e., servicing the underlying transferred financial assets) and previously master servicing (i.e., servicing the beneficial interests that result from the securitization transactions). Certain securitization entities also require the servicer to advance scheduled principal and interest payments due on the beneficial interests issued by the entity regardless of whether cash payments are received on the underlying transferred financial assets. Accordingly, we are required to provide these servicing advances when applicable. Refer to Note 11 for additional information regarding our servicing rights.
The GSEs provide a guarantee of the payment of principal and interest on the beneficial interests issued in securitizations. In private-label securitizations, cash flows from the assets initially transferred into the securitization entity represent the sole source for payment of distributions on the beneficial interests issued by the securitization entity and for payments to the parties that perform services for the securitization entity, such as the servicer or the trustee. In certain private-label securitization transactions, a liquidity facility may exist to provide temporary liquidity to the entity. The liquidity provider generally is reimbursed prior to other parties in subsequent distribution periods. In previous certain private-label securitizations monoline insurance may have existed to cover certain shortfalls to certain investors in the beneficial interests issued by the securitization entity. As noted above, in certain private-label securitizations, the servicer is required to advance scheduled principal and interest payments due on the beneficial interests regardless of whether cash payments are received on the underlying transferred financial assets. The servicer is allowed to reimburse itself for these servicing advances. Additionally, certain private-label securitization transactions may have previously allowed for the acquisition of additional loans subsequent to the initial loan transfer. Principal collections on other loans and/or the issuance of new beneficial interests, such as variable funding notes, generally funded those loans; we were often contractually required to invest in these new interests.
We may retain beneficial interests in our private-label securitizations, which may represent a form of significant continuing economic interest. These retained interests include, but are not limited to, senior or subordinate asset-backed securities and residuals, and previously included senior or subordinate mortgage-backed securities, interest-only strips, and principal-only strips. Certain of these retained interests provide credit enhancement to the trust as they may absorb credit losses or other cash shortfalls. Additionally, the securitization agreements may require cash flows to be directed away from certain of our retained interests due to specific over-collateralization requirements, which

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

may or may not be performance-driven.
We generally hold certain conditional repurchase options that allow us to repurchase assets from the securitization entity. The majority of the securitizations provide us, as servicer, with a call option that allows us to repurchase the remaining transferred financial assets or outstanding beneficial interests at our discretion once the asset pool reaches a predefined level, which represents the point where servicing becomes burdensome (a clean-up call option). The repurchase price is typically the par amount of the loans plus accrued interest. Additionally, we may hold other conditional repurchase options that allow us to repurchase a transferred financial asset if certain events outside our control are met. The typical conditional repurchase option is a delinquent loan repurchase option that gives us the option to purchase the loan or contract if it exceeds a certain prespecified delinquency level. We generally have complete discretion regarding when or if we will exercise these options, but we would do so only when it is in our best interest.
Other than our customary representation and warranty provisions, these securitizations are nonrecourse to us, thereby transferring the risk of future credit losses to the extent the beneficial interests in the securitization entities are held by third parties. Representation and warranty provisions generally require us to repurchase loans or indemnify the investor or other party for incurred losses to the extent it is determined that the loans were ineligible or were otherwise defective at the time of sale. Refer to Note 25 for detail on representation and warranty provisions. We did not provide any noncontractual financial support to any of these entities during the six months ended June 30, 2012 and 2011.
Other Variable Interest Entities
Servicer Advance Funding Entity
We previously assisted in the financing of our servicer advance receivables; we formed a VIE that issued variable funding notes to third-party investors that were collateralized by servicer advance receivables. These servicer advance receivables were transferred to the VIE and consisted of delinquent principal and interest advances we made as servicer to various investors; property taxes and insurance premiums advanced to taxing authorities and insurance companies on behalf of borrowers; and amounts advanced for mortgages in foreclosure. The VIE funded the purchase of the receivables through financing obtained from the third-party investors and subordinated loans or an equity contribution from our mortgage activities. This VIE was not consolidated on our balance sheet at June 30, 2012 as a result of the deconsolidation of ResCap, but was consolidated on our balance sheet at December 31, 2011. The beneficial interest holder of this VIE does not have legal recourse to our general credit. We do not have a contractual obligation to provide any type of financial support in the future, nor have we provided noncontractual financial support to the entity during the six months ended June 30, 2012 and 2011.
Other
We had involvements with various other on-balance sheet, immaterial VIEs. Most of these VIEs were used for additional liquidity whereby we sold certain financial assets into the VIE and issued beneficial interests to third parties for cash.
We also provide long-term guarantee contracts to investors in certain nonconsolidated affordable housing entities and have extended a line of credit to provide liquidity and minimize our exposure under these contracts. Since we do not have control over the entities or the power to make decisions, we do not consolidate the entities and our involvement is limited to the guarantee and the line of credit.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Our involvement with consolidated and nonconsolidated VIEs in which we hold variable interests is presented below.

($ in millions)	Consolidated involvement with VIEs		Assets of nonconsolidated VIEs (a)		Maximum exposure to loss in nonconsolidated VIEs
June 30, 2012
On-balance sheet variable interest entities
Consumer automobile	$26,852		$—		$—
Commercial automobile	18,371		—		—
Commercial other	656		—		—
Off-balance sheet variable interest entities
Consumer automobile	—		1,829		1,829	(b)
Consumer mortgage — other	—		—	(c)	15	(d)
Commercial other	8	(e)	—	(f)	135
Total	$45,887		$1,829		$1,979
December 31, 2011
On-balance sheet variable interest entities
Consumer automobile	$26,504		$—		$—
Consumer mortgage — private-label	1,098		—		—
Commercial automobile	19,594		—		—
Other	956		—		—
Off-balance sheet variable interest entities
Consumer mortgage — Ginnie Mae	2,652	(g)	44,127		44,127	(b)
Consumer mortgage — CMHC	66	(g)	3,222		66	(h)
Consumer mortgage — private-label	141	(g)	4,408		4,408	(b)
Consumer mortgage — other	—		—	(c)	17	(d)
Commercial other	83	(e)	—	(f)	242
Total	$51,094		$51,757		$48,860

(a)	Asset values represent the current unpaid principal balance of outstanding consumer finance receivables and loans within the VIEs.

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

(c)
Includes a VIE for which we have no management oversight and therefore we are not able to provide the total assets of the VIE. However, in March 2011 we sold excess servicing rights valued at $266 million to the VIE.

(d)
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

(e)
Includes $0 million and $100 million classified as finance receivables and loans, net, and $36 million and $20 million classified as other assets, offset by $28 million and $37 million classified as accrued expenses and other liabilities at June 30, 2012, and December 31, 2011, respectively.

(f)	Includes VIEs for which we have no management oversight and therefore we are not able to provide the total assets of the VIEs.

(g)
Includes $0 billion and $2.4 billion classified as mortgage loans held-for-sale, $0 million and $92 million classified as trading securities or other assets, and $0 million and $386 million classified as mortgage servicing rights at June 30, 2012, and December 31, 2011, respectively. CMHC is the Canada Mortgage and Housing Corporation.

(h)
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

On-balance Sheet Variable Interest Entities
We engage in securitization and other financing transactions that do not qualify for off-balance sheet treatment. In these situations, we hold beneficial interests or other interests in the VIE, which represent a form of significant continuing economic interest. These retained interests include, but are not limited to, senior or subordinate asset-backed securities and residuals, and previously included senior or subordinate mortgage-backed securities, interest-only strips, and principal-only strips. Certain of these retained interests provide credit enhancement to the securitization entity as they may absorb credit losses or other cash shortfalls. Additionally, the securitization documents may require cash flows to be directed away from certain of our retained interests due to specific over-collateralization requirements, which may or may not be performance-driven. Because these securitization entities are consolidated, these retained interests and servicing rights are not recognized as separate assets on our Condensed Consolidated Balance Sheet.
We consolidated certain of these entities because we had a controlling financial interest in the VIE, primarily due to our servicing

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

activities, and because we hold a significant variable interest in the VIE. We are generally the primary beneficiary of automobile securitization entities for which we perform servicing activities and have retained a significant variable interest in the form of a beneficial interest. We were previously the primary beneficiary of certain mortgage private-label securitization entities.
The consolidated VIEs included in the Condensed Consolidated Balance Sheet represent separate entities with which we are involved. The third-party investors in the obligations of consolidated VIEs have legal recourse only to the assets of the VIEs and do not have such recourse to us, except for the customary representation and warranty provisions or when we are the counterparty to certain derivative transactions involving the VIE. In addition, the cash flows from the assets are restricted only to pay such liabilities. Thus, our economic exposure to loss from outstanding third-party financing related to consolidated VIEs is significantly less than the carrying value of the consolidated VIE assets. All assets are restricted for the benefit of the beneficial interest holders. Refer to Note 22 for discussion of the assets and liabilities for which the fair value option has been elected.
Off-balance Sheet Variable Interest Entities
The nature, purpose, and activities of nonconsolidated securitization entities are similar to those of our consolidated securitization entities with the primary difference being the nature and extent of our continuing involvement. The cash flows from the assets of nonconsolidated securitization entities generally are the sole source of payment on the securitization entities’ liabilities. The creditors of these securitization entities have no recourse to us with the exception of market customary representation and warranty provisions as described in Note 25.
Nonconsolidated VIEs include entities for which we either do not hold potentially significant variable interests or do not provide servicing or asset management functions for the financial assets held by the securitization entity. Additionally, to qualify for off-balance sheet treatment, transfers of financial assets must meet the sale accounting conditions in ASC 860, Transfers and Servicing. Previously, our residential mortgage loan securitizations consisted of Ginnie Mae and private-label securitizations. We are not the primary beneficiary of any GSE loan securitization transaction because we do not have the power to direct the significant activities of such entities. Previously, we did not consolidate certain private-label mortgage securitizations because we did not have a variable interest that could potentially have been significant or we did not have power to direct the activities that most significantly impacted the performance of the VIE.
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

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2012	2011	2012	2011
Consumer automobile	$6	$—	$6	$—
Consumer mortgage — GSEs	85	267	365	265
Consumer mortgage — private-label	—	2	—	1
Total pretax gain	$91	$269	$371	$266

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table summarizes cash flows received from and paid related to securitization entities, asset-backed financings, or other similar transfers of financial assets where the transfer is accounted for as a sale and we have a continuing involvement with the transferred assets (e.g., servicing) that were outstanding during the three months ended June 30, 2012 and 2011. Additionally, this table contains information regarding cash flows received from and paid to nonconsolidated securitization entities that existed during each period.

Six months ended June 30, ($ in millions)	Consumer automobile	Consumer mortgage GSEs	Consumer mortgage private-label
2012
Cash proceeds from transfers completed during the period	$1,978	$16,645	$—
Cash flows received on retained interests in securitization entities	—	—	71
Servicing fees	—	434	63
Purchases of previously transferred financial assets	—	(876)	(12)
Representations and warranties obligations	—	(30)	(7)
Other cash flows	—	(84)	255
2011
Cash proceeds from transfers completed during the period	$—	$28,418	$727
Cash flows received on retained interests in securitization entities	—	—	37
Servicing fees	—	495	72
Purchases of previously transferred financial assets	—	(1,068)	(11)
Representations and warranties obligations	—	(100)	(28)
Other cash flows	—	67	141
The following tables represent on-balance sheet loans held-for-sale and finance receivable and loans, off-balance sheet securitizations, and whole-loan sales where we have continuing involvement. The table presents quantitative information about delinquencies and net credit losses. Refer to Note 11 for further detail on total serviced assets.

	Total Amount		Amount 60 days or more past due
($ in millions)	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
On-balance sheet loans
Consumer automobile	$68,759	$63,884	$342	$341
Consumer mortgage (a)	11,200	18,940	230	3,242
Commercial automobile	38,373	37,302	67	162
Commercial mortgage	1,146	1,925	—	14
Commercial other	2,435	1,261	1	1
Total on-balance sheet loans	121,913	123,312	640	3,760
Off-balance sheet securitization entities
Consumer automobile	1,829	—	1	—
Consumer mortgage — GSEs	127,383	262,984	1,847	9,456
Consumer mortgage — private-label	—	63,991	—	11,301
Total off-balance sheet securitization entities	129,212	326,975	1,848	20,757
Whole-loan transactions (b)	9,101	33,961	31	2,901
Total	$260,226	$484,248	$2,519	$27,418

(a)
Includes loans subject to conditional repurchase options of $0 billion and $2.3 billion guaranteed by the GSEs, and $0 million and $132 million sold to certain private-label mortgage securitization entities at June 30, 2012, and December 31, 2011, respectively.

(b)	Whole-loan transactions are not part of a securitization transaction, but represent consumer automobile and consumer mortgage pools of loans sold to third-party investors.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Net credit losses
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2012	2011	2012	2011
On-balance sheet loans
Consumer automobile	$70	$60	$144	$172
Consumer mortgage	(3)	33	18	81
Commercial automobile	(1)	8	(1)	11
Commercial mortgage	—	9	(1)	25
Commercial other	(18)	—	(27)	1
Total on-balance sheet loans	48	110	133	290
Off-balance sheet securitization entities
Consumer automobile	—	—	—	—
Consumer mortgage — GSEs (a)	n/m	n/m	n/m	n/m
Consumer mortgage — private-label	485	1,010	1,234	2,299
Total off-balance sheet securitization entities	485	1,010	1,234	2,299
Whole-loan transactions	95	55	237	270
Total	$628	$1,175	$1,604	$2,859
n/m = not meaningful

(a)	Anticipated credit losses are not meaningful due to the GSE guarantees.
11.     Servicing Activities
Mortgage Servicing Rights
The following tables summarize activity related to MSRs, which are carried at fair value. As MSRs do not trade in an active market with observable prices, management estimates fair value using internally developed discounted cash flow models (an income approach) to estimate the fair value. These internal valuation models estimate net cash flows based on internal operating assumptions that we believe would be used by market participants in orderly transactions combined with market-based assumptions for loan prepayment rates, interest rates, and discount rates that we believe approximate yields required by investors in this asset.

Three months ended June 30, ($ in millions)	2012	2011
Estimated fair value at April 1,	$2,595	$3,774
Additions recognized on sale of mortgage loans	—	144
Additions from purchases of servicing rights	42	15
Subtractions from sales of servicing assets	—	—
Changes in fair value
Due to changes in valuation inputs or assumptions used in the valuation model	(301)	(135)
Other changes in fair value	(101)	(97)
Deconsolidation of ResCap	(1,130)	—
Estimated fair value at June 30, (a)	$1,105	$3,701

(a)	For the three months ended June 30, 2012, the remaining balance was at Ally Bank. Please see Note 1 for more information regarding the Debtors' Bankruptcy and the deconsolidation of ResCap.

Six months ended June 30, ($ in millions)	2012	2011
Estimated fair value at January 1,	$2,519	$3,738
Additions recognized on sale of mortgage loans	—	328
Additions from purchases of servicing rights	117	16
Subtractions from sales of servicing assets	—	(266)
Changes in fair value
Due to changes in valuation inputs or assumptions used in the valuation model	(138)	163
Other changes in fair value	(263)	(278)
Deconsolidation of ResCap	(1,130)	—
Estimated fair value at June 30, (a)	$1,105	$3,701

(a)	For the six months ended June 30, 2012, the remaining balance was at Ally Bank. Please see Note 1 for more information regarding the Debtors' Bankruptcy and the deconsolidation of ResCap.
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
The key economic assumptions and sensitivity of the fair value of MSRs to immediate 10% and 20% adverse changes in those assumptions were as follows.

($ in millions)	June 30, 2012	December 31, 2011
Weighted average life (in years)	4.8	4.7
Weighted average prepayment speed	13.1%	15.7%
Impact on fair value of 10% adverse change	$(78)	$(135)
Impact on fair value of 20% adverse change	(147)	(257)
Weighted average discount rate	8.0%	10.2%
Impact on fair value of 10% adverse change	$(14)	$(59)
Impact on fair value of 20% adverse change	(26)	(114)
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
Risk Mitigation Activities
The primary risk of our servicing rights is interest rate risk and the resulting impact on prepayments. A significant decline in interest rates could lead to higher-than-expected prepayments that could reduce the value of the MSRs. We economically hedge the impact of these risks with both derivative and nonderivative financial instruments. Refer to Note 20 for additional information regarding the derivative financial instruments used to economically hedge MSRs.
The components of servicing valuation and hedge activities, net, were as follows.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2012	2011	2012	2011
Change in estimated fair value of mortgage servicing rights	$(402)	$(232)	$(401)	$(115)
Change in fair value of derivative financial instruments	329	127	337	(77)
Servicing asset valuation and hedge activities, net	$(73)	$(105)	$(64)	$(192)
Mortgage Servicing Fees
The components of mortgage servicing fees were as follows.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2012	2011	2012	2011
Contractual servicing fees, net of guarantee fees and including subservicing	$160	$247	$386	$504
Late fees	8	16	27	37
Ancillary fees	18	37	53	70
Total mortgage servicing fees	$186	$300	$466	$611
Mortgage Servicing Advances
In connection with our primary Mortgage servicing activities (i.e., servicing of mortgage loans), we make certain payments for property taxes and insurance premiums, default and property maintenance payments, as well as advances of principal and interest payments before collecting them from individual borrowers. Servicing advances including contractual interest, are priority cash flows in the event of a loan principal reduction or foreclosure and ultimate liquidation of the real estate-owned property, thus making their collection reasonably assured. These servicing advances are included in other assets on the Condensed Consolidated Balance Sheet and totaled $66 million and $1.9 billion at June 30, 2012, and December 31, 2011, respectively. We maintain an allowance for uncollected primary servicing advances of $1 million and $43 million at June 30, 2012, and December 31, 2011, respectively. Our potential obligation is influenced by the loan’s performance and credit quality.
When we acted as a subservicer of mortgage loans we performed the responsibilities of a primary servicer but did not own the corresponding primary servicing rights. We received a fee from the primary servicer for such services. As the subservicer, we had the same responsibilities of a primary servicer in that we made certain payments of property taxes and insurance premiums, default and property maintenance, as well as advances of principal and interest payments before collecting them from individual borrowers. At June 30, 2012, and December 31, 2011, outstanding servicer advances related to subserviced loans were $0 million and $125 million, respectively, and we had a reserve for uncollected subservicer advances of $0 million and $1.1 million, respectively.
In many cases, where we acted as master servicer, we also acted as primary servicer. In connection with our master-servicing activities, we serviced the mortgage-backed and mortgage-related asset-backed securities and whole-loan packages sold to investors. As the master servicer, we collected mortgage loan payments from primary servicers and distributed those funds to investors in the mortgage-backed and mortgage-related asset-backed securities and whole-loan packages. As the master servicer, we were required to advance scheduled payments to the securitization trust or whole-loan investors. To the extent the primary servicer does not advance the payments, we were responsible for advancing the payment to the trust or whole-loan investors. Master-servicing advances, including contractual interest, are priority cash flows in the event of a default, thus making their collection reasonably assured. In most cases, we were required to advance these payments to the point of liquidation of the loan or reimbursement of the trust or whole-loan investors. We had outstanding master-servicing advances of $0 million and $158 million at June 30, 2012, and December 31, 2011, respectively. We had no reserve for uncollected master-servicing advances at June 30, 2012, or December 31, 2011.
Serviced Mortgage Assets
Total serviced mortgage assets consist of primary servicing activities. These include loans owned by Ally Bank, where Ally Bank is the primary servicer, and loans sold to third-party investors, where Ally Bank has retained primary servicing. Loans owned by Ally Bank are categorized as loans held-for-sale or consumer finance receivables and loans which are discussed in further detail in Note 7 and Note 8, respectively. The loans sold to third-party investors were sold through off-balance sheet GSE securitization transactions.
The unpaid principal balance of our serviced mortgage assets were as follows.

($ in millions)	June 30, 2012 (a)	December 31, 2011
On-balance sheet mortgage loans
Held-for-sale and investment	$9,716	$18,871
Operations held-for-sale	—	541
Off-balance sheet mortgage loans
Loans sold to third-party investors
Private-label	—	50,886
GSEs	127,383	262,868
Whole-loan	3	15,105
Purchased servicing rights	—	3,247
Operations held-for-sale	—	4,912
Total primary serviced mortgage loans	137,102	356,430
Subserviced mortgage loans	—	26,358
Subserviced operations held-for-sale	—	4
Total subserviced mortgage loans	—	26,362
Master-servicing-only mortgage loans	—	8,557
Total serviced mortgage loans	$137,102	$391,349

(a)
At June 30, 2012 the remaining balances were at Ally Bank, due to the deconsolidation of ResCap. Please see Note 1 for more information regarding the Debtors' Bankruptcy and the deconsolidation of ResCap.

Ally Bank is subject to certain net worth requirements associated with its servicing agreements with Fannie Mae and Freddie Mac. The majority of Ally Bank’s serviced mortgage assets are subserviced by GMAC Mortgage, LLC (GMACM), a subsidiary of ResCap, pursuant to a servicing agreement. GMACM is required to maintain certain servicer ratings in accordance with master agreements with the GSEs, which are highly correlated with GMACM’s consolidated tangible net worth and overall financial strength. At June 30, 2012, Ally Bank was in compliance with the requirements of the servicing agreements.
Automobile Servicing Activities
We service consumer automobile contracts. Historically, we have sold a portion of our consumer automobile contracts. With respect to contracts we sell, we retain the right to service and earn a servicing fee for our servicing function. Typically, we conclude that the fee we are paid for servicing consumer automobile finance receivables represents adequate compensation, and consequently, we do not recognize a servicing asset or liability. We recognized automobile servicing fees of $30 million and $60 million during the three months and six months ended June 30, 2012, respectively, compared to $41 million and $87 million for three months and six months ended June 30, 2011, respectively.
Automobile Serviced Assets
The total serviced automobile loans outstanding were as follows.

($ in millions)		June 30, 2012	December 31, 2011
On-balance sheet automobile loans and leases
Consumer automobile		$68,759	$63,884
Commercial automobile		38,373	37,302
Operating leases		11,197	9,275
Operations held-for-sale		43	102
Off-balance sheet automobile loans
Loans sold to third-party investors
Securitizations	—	1,803	—
Whole-loan		8,805	12,318
Total serviced automobile loans and leases		$128,980	$122,881

12.     Other Assets
The components of other assets were as follows.

($ in millions)	June 30, 2012	December 31, 2011
Property and equipment at cost	$903	$1,152
Accumulated depreciation	(592)	(787)
Net property and equipment	311	365
Fair value of derivative contracts in receivable position	4,874	5,687
Restricted cash collections for securitization trusts (a)	1,695	1,596
Collateral placed with counterparties	1,323	1,448
Restricted cash and cash equivalents	875	1,381
Cash reserve deposits held-for-securitization trusts (b)	742	838
Unamortized debt issuance costs	551	612
Goodwill	518	518
Prepaid expenses and deposits	471	568
Real estate and other investments	428	385
Other accounts receivable	419	1,110
Nonmarketable equity securities	374	419
Interests retained in financial asset sales	193	231
Accrued interest and rent receivable	191	232
Servicer advances	91	2,142
Other assets	954	1,209
Total other assets	$14,010	$18,741

(a)	Represents cash collection from customer payments on securitized receivables. These funds are distributed to investors as payments on the related secured debt.

(b)	Represents credit enhancement in the form of cash reserves for various securitization transactions.
13.     Deposit Liabilities
Deposit liabilities consisted of the following.

($ in millions)	June 30, 2012	December 31, 2011
Domestic deposits
Noninterest-bearing deposits	$2,411	$2,029
Interest-bearing deposits
Savings and money market checking accounts	10,314	9,035
Certificates of deposit	29,994	28,540
Dealer deposits	1,524	1,769
Total domestic deposit liabilities	44,243	41,373
Foreign deposits
Interest-bearing deposits
Savings and money market checking accounts	1,422	1,408
Certificates of deposit	2,070	1,958
Dealer deposits	257	311
Total foreign deposit liabilities	3,749	3,677
Total deposit liabilities	$47,992	$45,050
Noninterest-bearing deposits primarily represent third-party escrows associated with our mortgage loan-servicing portfolio. The escrow deposits are not subject to an executed agreement and can be withdrawn without penalty at any time. At June 30, 2012, and December 31, 2011, certificates of deposit included $11.0 billion and $10.0 billion, respectively, of domestic certificates of deposit in denominations of $100 thousand or more.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

14.    Short-term Borrowings
The following table presents the composition of our short-term borrowings portfolio.

	June 30, 2012			December 31, 2011
($ in millions)	Unsecured	Secured	Total	Unsecured	Secured	Total
Demand notes	$2,958	$—	$2,958	$2,756	$—	$2,756
Bank loans and overdrafts	857	—	857	1,613	—	1,613
Federal Home Loan Bank	—	—	—	—	1,400	1,400
Other (a)	188	2,007	2,195	146	1,765	1,911
Total short-term borrowings	$4,003	$2,007	$6,010	$4,515	$3,165	$7,680

(a)	Other primarily includes nonbank secured borrowings at our International Automotive Finance operations.
15.    Long-term Debt
The following tables present the composition of our long-term debt portfolio.

	June 30, 2012			December 31, 2011
($ in millions)	Unsecured	Secured	Total	Unsecured	Secured	Total
Long-term debt
Due within one year (a)	$10,541	$15,243	$25,784	$11,664	$14,521	$26,185
Due after one year (b)	31,858	32,329	64,187	30,272	35,279	65,551
Fair value adjustment	1,125	—	1,125	1,058	—	1,058
Total long-term debt (c)	$43,524	$47,572	$91,096	$42,994	$49,800	$92,794

(a)
Includes $7.4 billion and $7.4 billion guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program (TLGP) at June 30, 2012, and December 31, 2011, respectively.

(b)	Includes $2.6 billion and $2.6 billion of trust preferred securities at June 30, 2012, and December 31, 2011, respectively.

(c)	Includes fair value option-elected secured long-term debt of $0 million and $830 million at June 30, 2012, and December 31, 2011, respectively. Refer to Note 22 for additional information.
The following table presents the scheduled remaining maturity of long-term debt at June 30, 2012, assuming no early redemptions will occur. The actual payment of secured debt may vary based on the payment activity of the related pledged assets.

Year ended December 31, ($ in millions)	2012	2013	2014	2015	2016	2017 and thereafter	Fair value adjustment	Total
Unsecured
Long-term debt	$9,888	$2,321	$5,797	$4,465	$1,510	$20,410	$1,125	$45,516
Original issue discount	(140)	(266)	(193)	(58)	(63)	(1,272)	—	(1,992)
Total unsecured	9,748	2,055	5,604	4,407	1,447	19,138	1,125	43,524
Secured
Long-term debt	6,787	16,764	12,845	6,728	2,410	2,038	—	47,572
Total long-term debt	$16,535	$18,819	$18,449	$11,135	$3,857	$21,176	$1,125	$91,096

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following summarizes assets restricted as collateral for the payment of the related debt obligation primarily arising from securitization transactions accounted for as secured borrowings and repurchase agreements.

	June 30, 2012		December 31, 2011
($ in millions)	Total	Ally Bank (a)	Total	Ally Bank (a)
Trading assets	$—	$—	$27	$—
Investment securities	428	428	780	780
Loans held-for-sale	—	—	805	—
Mortgage assets held-for-investment and lending receivables	10,496	10,496	12,197	11,188
Consumer automobile finance receivables	35,016	17,164	33,888	17,320
Commercial automobile finance receivables	21,745	16,138	20,355	14,881
Investment in operating leases, net	4,789	358	4,555	431
Mortgage servicing rights	1,105	1,105	1,920	1,286
Other assets	2,041	2,041	3,973	1,816
Total assets restricted as collateral (b)	$75,620	$47,730	$78,500	$47,702
Secured debt (c)	$49,579	$26,101	$52,965	$25,533

(a)	Ally Bank is a component of the total column.

(b)
Ally Bank has an advance agreement with the Federal Home Loan Bank of Pittsburgh (FHLB) and access to the Federal Reserve Bank Discount Window. Ally Bank had assets pledged and restricted as collateral to the FHLB and Federal Reserve Bank totaling $9.4 billion and $11.8 billion at June 30, 2012, and December 31, 2011, respectively. These assets were composed of consumer and commercial mortgage finance receivables and loans, net; consumer automobile finance receivables and loans, net; and investment securities. Under the agreement with the FHLB, Ally Bank also had assets pledged as collateral under a blanket-lien totaling $9.0 billion and $7.3 billion at June 30, 2012, and December 31, 2011, respectively. These assets were primarily composed of mortgage servicing rights; consumer and commercial mortgage finance receivables and loans, net; and other assets. Availability under these programs is generally only for the operations of Ally Bank and cannot be used to fund the operations or liabilities of Ally or its subsidiaries.

(c)	Includes $2.0 billion and $3.2 billion of short-term borrowings at June 30, 2012, and December 31, 2011, respectively.
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
As of June 30, 2012, Ally Bank had exclusive access to $9.5 billion of funding capacity from committed credit facilities. Ally Bank also has access to a $3.9 billion committed facility that is shared with the parent company. Funding programs supported by the Federal Reserve and the FHLB, together with repurchase agreements, complement Ally Bank’s private committed facilities.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The total capacity in our committed funding facilities is provided by banks and other financial institutions through private transactions. The committed secured funding facilities can be revolving in nature and allow for additional funding during the commitment period, or they can be amortizing and do not allow for any further funding after the closing date. At June 30, 2012, $33.2 billion of our $42.3 billion of committed capacity was revolving. Our revolving facilities generally have an original tenor ranging from 364 days to two years. As of June 30, 2012, we had $17.5 billion of committed funding capacity from revolving facilities with a remaining tenor greater than 364 days.
Committed Funding Facilities

	Outstanding		Unused capacity (a)		Total capacity
($ in billions)	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Bank funding
Secured - U.S.	$3.9	$5.8	$5.6	$3.7	$9.5	$9.5
Nonbank funding
Unsecured
Automotive Finance operations — U.S.	—	—	—	0.5	—	0.5
Automotive — International	0.1	0.3	—	—	0.1	0.3
Secured
Automotive — U.S. (b) (c)	7.4	4.2	9.3	10.2	16.7	14.4
Automotive — International (b)	9.9	10.1	2.2	3.0	12.1	13.1
Mortgage operations	—	0.7	—	0.5	—	1.2
Total nonbank funding	17.4	15.3	11.5	14.2	28.9	29.5
Shared capacity (d)
U.S.	—	1.5	3.8	2.5	3.8	4.0
International	0.1	0.1	—	—	0.1	0.1
Total committed facilities	$21.4	$22.7	$20.9	$20.4	$42.3	$43.1

(a)
Funding from committed secured facilities is available on request in the event excess collateral resides in certain facilities or is available to the extent incremental collateral is available and contributed to the facilities.

(b)
Total unused capacity includes $3.6 billion as of June 30, 2012, and $4.9 billion as of December 31, 2011, from certain committed funding arrangements that are generally reliant upon the origination of future automotive receivables and that are available in 2012 and 2013.

(c)	Includes the secured facilities of Ally Commercial Finance, LLC.

(d)	Funding is generally available for assets originated by Ally Bank or the parent company, Ally Financial Inc.
Uncommitted Funding Facilities

	Outstanding		Unused capacity		Total capacity
($ in billions)	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Bank funding
Secured — U.S.
Federal Reserve funding programs	$—	$—	$2.0	$3.2	$2.0	$3.2
FHLB advances	4.3	5.4	0.4	—	4.7	5.4
Repurchase agreements	—	—	—	—	—	—
Total bank funding	4.3	5.4	2.4	3.2	6.7	8.6
Nonbank funding
Unsecured
Automotive Finance operations — International	1.8	1.9	0.7	0.5	2.5	2.4
Secured
Automotive Finance operations — International	0.1	0.1	0.1	0.1	0.2	0.2
Mortgage operations	—	—	—	0.1	—	0.1
Total nonbank funding	1.9	2.0	0.8	0.7	2.7	2.7
Total uncommitted facilities	$6.2	$7.4	$3.2	$3.9	$9.4	$11.3

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

16.    Accrued Expenses and Other Liabilities
The components of accrued expenses and other liabilities were as follows.

($ in millions)	June 30, 2012	December 31, 2011
Fair value of derivative contracts in payable position	$5,072	$5,367
Collateral received from counterparties	969	1,410
Accounts payable	899	1,178
ResCap settlement accrual	750	—
Employee compensation and benefits	541	649
GM payable, net	377	228
Non-income tax payable	281	296
Current income tax payable	181	200
Reserve for mortgage representation and warranty obligation	124	825
Deferred revenue	104	86
Deferred income tax liability	100	111
Loan repurchase liabilities	—	2,387
Other liabilities	800	1,347
Total accrued expenses and other liabilities	$10,198	$14,084

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

17.    Equity
The following table summarizes information about our Series F-2, Series A, and Series G preferred stock.

	June 30, 2012	December 31, 2011
Mandatorily convertible preferred stock held by U.S. Department of Treasury
Series F-2 preferred stock (a)
Carrying value ($ in millions)	$5,685	$5,685
Par value (per share)	0.01	0.01
Liquidation preference (per share)	50	50
Number of shares authorized	228,750,000	228,750,000
Number of shares issued and outstanding	118,750,000	118,750,000
Dividend/coupon	9%	9%
Redemption/call feature	Perpetual (b)	Perpetual (b)
Preferred stock
Series A preferred stock
Carrying value ($ in millions)	$1,021	$1,021
Par value (per share)	0.01	0.01
Liquidation preference (per share)	25	25
Number of shares authorized	160,870,560	160,870,560
Number of shares issued and outstanding	40,870,560	40,870,560
Dividend/coupon
Prior to May 15, 2016	8.5%	8.5%
On and after May 15, 2016	three month LIBOR + 6.243%	three month LIBOR + 6.243%
Redemption/call feature	Perpetual (c)	Perpetual (c)
Series G preferred stock (d)
Carrying value ($ in millions)	$234	$234
Par value (per share)	0.01	0.01
Liquidation preference (per share)	1,000	1,000
Number of shares authorized	2,576,601	2,576,601
Number of shares issued and outstanding	2,576,601	2,576,601
Dividend/coupon	7%	7%
Redemption/call feature	Perpetual (e)	Perpetual (e)

(a)	Mandatorily convertible to common equity on December 30, 2016.

(b)	Convertible prior to mandatory conversion date with consent of Treasury.

(c)	Nonredeemable prior to May 15, 2016.

(d)
Pursuant to a registration rights agreement, we are required to maintain an effective shelf registration statement. In the event we fail to meet this obligation, we may be required to pay additional interest to the holders of the Series G Preferred Stock.

(e)	Redeemable beginning at December 31, 2011.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

18.    Earnings per Common Share
The following table presents the calculation of basic and diluted earnings per common share.

	Three months ended June 30,		Six months ended June 30,
($ in millions except per share data)	2012	2011	2012	2011
Net (loss) income from continuing operations	$(864)	$108	$(562)	$277
Preferred stock dividends — U.S. Department of Treasury	(134)	(134)	(267)	(267)
Preferred stock dividends	(67)	(57)	(134)	(127)
Impact of preferred stock amendment (a)	—	—	—	32
Net loss from continuing operations attributable to common shareholders (b)	(1,065)	(83)	(963)	(85)
(Loss) income from discontinued operations, net of tax	(34)	5	(26)	(18)
Net loss attributable to common shareholders	$(1,099)	$(78)	$(989)	$(103)
Basic weighted-average common shares outstanding	1,330,970	1,330,970	1,330,970	1,330,970
Diluted weighted-average common shares outstanding (b)	1,330,970	1,330,970	1,330,970	1,330,970
Basic earnings per common share
Net loss from continuing operations	$(800)	$(62)	$(723)	$(64)
(Loss) income from discontinued operations, net of tax	(25)	4	(20)	(14)
Net loss	$(825)	$(58)	$(743)	$(78)
Diluted earnings per common share (b)
Net loss from continuing operations	$(800)	$(62)	$(723)	$(64)
(Loss) income from discontinued operations, net of tax	(25)	4	(20)	(14)
Net loss	$(825)	$(58)	$(743)	$(78)

(a)	Refer to Note 20 to the Consolidated Financial Statements in our 2011 Annual Report on Form 10-K for further detail.

(b)
Due to the antidilutive effect of converting the Fixed Rate Cumulative Mandatorily Convertible Preferred Stock into common shares and the net loss attributable to common shareholders for the three months and six months ended June 30, 2012, and 2011, respectively, loss attributable to common shareholders and basic weighted-average common shares outstanding were used to calculate basic and diluted earnings per share.

The effects of converting the outstanding Fixed Rate Cumulative Mandatorily Convertible Preferred Stock into common shares are not included in the diluted earnings per share calculation for the three months and six months ended June 30, 2012 and 2011, respectively, as the effects would be antidilutive for those periods. As such, 574 thousand of potential common shares were excluded from the diluted earnings per share calculation for the three months and six months ended June 30, 2012, and 2011, respectively.
19.    Regulatory Capital
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

A banking institution meets the regulatory definition of “well-capitalized” when its Total risk-based capital ratio equals or exceeds 10% and its Tier 1 risk-based capital ratio equals or exceeds 6%; and for insured depository institutions, when its leverage ratio equals or exceeds 5%, unless subject to a regulatory directive to maintain higher capital levels.
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
The following table summarizes our capital ratios.

	June 30, 2012		December 31, 2011		Required minimum		Well-capitalized minimum
($ in millions)	Amount	Ratio	Amount	Ratio
Risk-based capital
Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$20,235	13.68%	$21,158	13.71%	4.00%		6.00%
Ally Bank	13,502	16.82	12,953	17.42	4.00		6.00
Total (to risk-weighted assets)
Ally Financial Inc.	$21,738	14.70%	$22,755	14.75%	8.00%		10.00%
Ally Bank	14,333	17.85	13,675	18.40	8.00		10.00
Tier 1 leverage (to adjusted quarterly average assets) (a)
Ally Financial Inc.	$20,235	10.99%	$21,158	11.50%	3.00–4.00%		(b)
Ally Bank	13,502	15.49	12,953	15.50	15.00	(c)	5.00%
Tier 1 common (to risk-weighted assets)
Ally Financial Inc.	$10,752	7.27%	$11,676	7.57%	n/a		n/a
Ally Bank	n/a	n/a	n/a	n/a	n/a		n/a
n/a = not applicable

(a)	Federal regulatory reporting guidelines require the calculation of adjusted quarterly average assets using a daily average methodology.

(b)	There is no Tier 1 leverage component in the definition of a well-capitalized bank holding company.

(c)	Ally Bank, in accordance with the CLMA, is required to maintain a Tier 1 leverage ratio of at least 15%.
At June 30, 2012, Ally and Ally Bank were “well-capitalized” and met all capital requirements to which each was subject.
Basel Capital Accord
In June 2012, the U.S. federal banking agencies released three notices of proposed rulemaking (NPRs) and a Market Risk Final Rule. The three NPRs represent substantial revisions to the regulatory capital rules for banking organizations. If adopted, as proposed, these NPRs would incorporate the international Basel III capital framework, as well as implement certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act). Public comments to the NPRs are due in September 2012.
Highlights of the NPRs include a revised definition of capital in order to implement the Basel III reforms as well as higher minimum capital ratios that will apply to most banking organizations and would be phased in between 2013 and 2019 consistent with the Basel Committee's international implementation time line. The NPRs remove the use of credit ratings from both the standardized and advanced approaches, as required by the Dodd-Frank Act. In addition, the standards in the existing Basel I risk-based capital rules, which the NPRs refer to as the “general risk-based capital requirements,” would be revised, effective January 1, 2015, to include a more risk-sensitive risk-weighting approach.
The Market Risk Final Rule that amends the calculation of market risk capital only applies to banking organizations with significant trading assets and liabilities. We do not currently meet the qualifications; accordingly, this rule is not currently applicable to us.
Compliance with evolving capital requirements is a strategic priority for Ally. We expect to be in compliance with all applicable requirements within the established timeframes.

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
Interest Rate Risk
We execute interest rate swaps to modify our exposure to interest rate risk by converting certain fixed-rate instruments to a variable-rate and certain variable-rate instruments to a fixed rate. We monitor our mix of fixed- and variable-rate debt in relation to the rate profile of our assets. When it is cost-effective to do so, we may enter into interest rate swaps to achieve our desired mix of fixed- and variable-rate debt. Derivatives qualifying for hedge accounting consist of fixed-rate debt obligations in which receive-fixed swaps are designated as hedges of specific fixed-rate debt obligations. Other derivatives qualifying for hedge accounting consist of an existing variable-rate liability in which pay fixed swaps are designated as hedges of the expected future cash flows in the form of interest payments on the outstanding borrowing associated with Ally Bank's secured floating-rate credit facility.
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
Counterparty Credit Risk
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
We placed cash and securities collateral totaling $1.3 billion and $1.4 billion at June 30, 2012, and December 31, 2011, respectively, in accounts maintained by counterparties. We received cash collateral from counterparties totaling $1.0 billion and $1.4 billion at June 30, 2012, and December 31, 2011, respectively. The receivables for collateral placed and the payables for collateral received are included on our Condensed Consolidated Balance Sheet in other assets and accrued expenses and other liabilities, respectively. In certain circumstances, we receive or post securities as collateral with counterparties. We do not record such collateral received on our Condensed Consolidated Balance Sheet unless certain conditions are met. At June 30, 2012, and December 31, 2011, we received noncash collateral of $13 million and $43 million, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Balance Sheet Presentation
The following table summarizes the fair value amounts of derivative instruments reported on our Condensed Consolidated Balance Sheet. The fair value amounts are presented on a gross basis, are segregated by derivatives that are designated and qualifying as hedging instruments or those that are not, and are further segregated by type of contract within those two categories. At June 30, 2012, $4.9 billion of the derivative contracts in a receivable position were classified as other assets on the Condensed Consolidated Balance Sheet. At December 31, 2011, $5.7 billion and $14 million of the derivative contracts in a receivable position were classified as other assets and trading assets, respectively, on the Condensed Consolidated Balance Sheet. At June 30, 2012, $5.1 billion of derivative contracts in a liability position were classified as accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet. At December 31, 2011, $5.4 billion of derivative contracts in a liability position and $12 million of trading derivatives were both classified as accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet.

	June 30, 2012			December 31, 2011
	Derivative contracts in a		Notional amount	Derivative contracts in a		Notional amount
($ in millions)	receivable position (a)	payable position (b)		receivable position (a)	payable position (b)
Derivatives qualifying for hedge accounting
Interest rate risk
Fair value accounting hedges	$444	$—	$7,171	$289	$4	$8,398
Cash flow accounting hedges	—	2	2,580	4	—	3,000
Total interest rate risk	444	2	9,751	293	4	11,398
Foreign exchange risk
Net investment accounting hedges	144	29	6,573	123	54	8,208
Total derivatives qualifying for hedge accounting	588	31	16,324	416	58	19,606
Economic hedges and trading derivatives
Interest rate risk
MSRs and retained interests	3,891	4,822	396,513	4,812	5,012	523,037
Mortgage loan commitments and mortgage loans held-for-sale	109	53	13,490	95	107	24,950
Debt	54	80	20,952	81	54	25,934
Other	129	36	43,508	160	101	42,142
Total interest rate risk	4,183	4,991	474,463	5,148	5,274	616,063
Foreign exchange risk	103	50	10,229	137	47	7,569
Total economic hedges and trading derivatives	4,286	5,041	484,692	5,285	5,321	623,632
Total derivatives	$4,874	$5,072	$501,016	$5,701	$5,379	$643,238

(a)	Includes accrued interest of $367 million and $459 million at June 30, 2012, and December 31, 2011, respectively.

(b)	Includes accrued interest of $380 million and $458 million at June 30, 2012, and December 31, 2011, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Statement of Comprehensive Income Presentation
The following table summarizes the location and amounts of gains and losses on derivative instruments reported in our Condensed Consolidated Statement of Comprehensive Income.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2012	2011	2012	2011
Derivatives qualifying for hedge accounting
Gain recognized in earnings on derivatives (a)
Interest rate contracts
Interest on long-term debt	$267	$262	$196	$114
Loss recognized in earnings on hedged items (b)
Interest rate contracts
Interest on long-term debt	(257)	(254)	(205)	(108)
Total derivatives qualifying for hedge accounting	10	8	(9)	6
Economic and trading derivatives
(Loss) gain recognized in earnings on derivatives
Interest rate contracts
Interest on long-term debt	(1)	—	(3)	—
Servicing asset valuation and hedge activities, net	329	127	337	(77)
Loss on mortgage and automotive loans, net	(67)	(190)	(124)	(230)
Other gain on investments, net	—	—	—	1
Other income, net of losses	(46)	(41)	(30)	(33)
Other operating expenses	—	4	—	8
Total interest rate contracts	215	(100)	180	(331)
Foreign exchange contracts (c)
Interest on long-term debt	(1)	48	(12)	61
Other income, net of losses	50	(28)	25	(133)
Other operating expenses	(4)	—	2	—
Total foreign exchange contracts	45	20	15	(72)
Gain (loss) recognized in earnings on derivatives	$270	$(72)	$186	$(397)

(a)
Amounts exclude gains related to interest for qualifying accounting hedges of debt, which are primarily offset by the fixed coupon payment on the long-term debt. The gains were $30 million and $82 million for the three months ended June 30, 2012 and 2011, respectively, and $59 million and $170 million for the six months ended June 30, 2012 and 2011, respectively.

(b)
Amounts exclude gains related to amortization of deferred basis adjustments on the hedged items. The gains were $61 million and $53 million for the three months ended June 30, 2012 and 2011, respectively, and $124 million and $117 million for the six months ended June 30, 2012 and 2011, respectively.

(c)
Amounts exclude gains and losses related to the revaluation of the related foreign-denominated debt or receivable. Losses of $55 million and $33 million were recognized for the three months ended June 30, 2012 and 2011, respectively. Losses of $26 million and gains of $57 million were recognized for the six months ended June 30, 2012 and 2011, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table summarizes derivative instruments used in cash flow and net investment hedge accounting relationships.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2012	2011	2012	2011
Cash flow hedges
Interest rate contracts
(Loss) gain recorded directly to interest on long-term debt	$(1)	$1	$(6)	$1
Gain (loss) recognized in other comprehensive income	1	4	(2)	4
Net investment hedges
Foreign exchange contracts
Loss reclassified from accumulated other comprehensive income to other income, net of losses	$—	$(5)	$—	$(8)
Loss recorded directly to other income, net of losses (a)	—	—	—	(3)
Total other income, net of losses	$—	$(5)	$—	$(11)
Gain (loss) recognized in other comprehensive income (b)	$249	$(79)	$46	$(226)

(a)	The amounts represent the forward points excluded from the assessment of hedge effectiveness.

(b)
The amounts represent the effective portion of net investment hedges. There are offsetting amounts recognized in accumulated other comprehensive income related to the revaluation of the related net investment in foreign operations. There were losses of $343 million and gains of $63 million for three months ended June 30, 2012 and 2011, respectively. There were losses of $43 million and gains of $209 million for the six months ended June 30, 2012 and 2011, respectively.

21.    Income Taxes
We recognized total income tax expense from continuing operations of $15 million and $79 million during the three months and six months ended June 30, 2012, respectively, compared to $83 million and $13 million for the same periods in 2011. Income tax expense resulted primarily from tax expense attributable to profitable foreign entities.
Our U.S. net deferred tax assets continue to be offset fully by a valuation allowance, and as such, we continue to experience a significant variation in the customary relationship between income tax expense and pretax accounting income. As discussed in Note 1, during the six months ended June 30, 2012, we incurred material U.S. pretax charges related to the Debtors' Bankruptcy filing. No net tax benefit was currently recognized on these charges due to an offsetting increase in the valuation allowance. This was partially offset by a $23 million reversal of a valuation allowance on net deferred tax assets in our Italian subsidiary.
During the six months ended June 30, 2012, income tax expense from continuing operations was also reduced by $26 million stemming from the application of intraperiod tax allocation requirements which provide that all sources of future taxable income (e.g., other comprehensive income and discontinued operations) be considered in determining the amount of tax benefit that results from a continuing operations loss. Income tax expenses of $23 million and $3 million were recorded in other comprehensive income and discontinued operations, respectively, offsetting the $26 million benefit.
A sustained period of profitability in our U.S. operations is required before we would change our judgment regarding the need for a full valuation allowance against our net U.S. deferred tax assets. Continued improvement in our U.S. operating results throughout 2012 could lead to the reversal of a portion of our U.S. valuation allowance during the next twelve months.
As discussed in Note 1, on May 14, 2012, we deconsolidated ResCap for financial reporting purposes. For U.S. federal tax purposes, however, ResCap will continue to be included in our consolidated return filing until ultimate disposition of our ownership in ResCap. Under the proposed Bankruptcy Plan and given that the Debtors are disregarded entities for U.S. tax purposes, we do not anticipate a reduction to our net deferred tax assets as a result of the Bankruptcy filing.
22.    Fair Value
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

Transfers
Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfer occurred. There were no transfers between any levels during the six months ended June 30, 2012.

Following are descriptions of the valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models, and significant assumptions utilized.

•
Trading assets (excluding derivatives) — Trading assets were recorded at fair value. Our portfolio included MBS (including senior and subordinated interests) that were either investment-grade, noninvestment grade, or unrated securities. Valuations were primarily based on internally developed discounted cash flow models (an income approach) that used assumptions consistent with current market conditions. The valuation considered recent market transactions, experience with similar securities, current business conditions, and analysis of the underlying collateral, as available. To estimate cash flows, we utilized various significant assumptions including market observable inputs (e.g., forward interest rates) and internally developed inputs (e.g., prepayment speeds, delinquency levels, and credit losses).

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

•
Mortgage loans held-for-sale, net — Our mortgage loans held-for-sale are accounted for at either fair value because of fair value option elections or they were accounted for at the lower-of-cost or fair value. Mortgage loans held-for-sale are typically pooled together and sold into certain exit markets depending on underlying attributes of the loan, such as GSE eligibility (domestic only), product type, interest rate, and credit quality. Two valuation methodologies are used to determine the fair value of mortgage loans held-for-sale. The methodology used depends on the exit market as described below.

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
Level 3 mortgage loans — This included all conditional repurchase option loans carried at fair value due to the fair value option election and all GSE-ineligible residential mortgage loans that were accounted for at the lower-of-cost or fair value. The fair value of these residential mortgage loans were determined using internally developed valuation models because observable market prices were not available. The loans were priced on a discounted cash flow basis utilizing cash flow projections from internally developed models that utilized prepayment, default, and discount rate assumptions. To the extent available, we utilized market observable inputs such as interest rates and market spreads. If market observable inputs were not available, we were required to utilize internal inputs, such as prepayment speeds, credit losses, and discount rates.
Refer to the section within this note titled Fair Value Option for Financial Assets and Financial Liabilities for further information about the fair value elections.

•
Consumer mortgage finance receivables and loans, net — We elected the fair value option for certain consumer mortgage finance receivables and loans. The elected mortgage loans collateralized on-balance sheet securitization debt in which we estimated credit reserves pertaining to securitized assets that could have exceeded or already had exceeded our economic exposure. We also elected the fair value option for all mortgage securitization trusts required to be consolidated. The elected mortgage loans represented a portion of the consumer finance receivables and loans. The balance for which the fair value option was not elected was reported on the balance sheet at the principal amount outstanding, net of charge-offs, allowance for loan losses, and premiums or discounts.

The loans were measured at fair value using a portfolio approach. The objective in fair valuing the loans and related securitization debt was to account properly for our retained economic interest in the securitizations. As a result of reduced liquidity in capital markets, values of both these loans and the securitized bonds were expected to be volatile. Since this approach involved

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

the use of significant unobservable inputs, we classified all the mortgage loans elected under the fair value option as Level 3. Refer to the section within this note titled Fair Value Option of Financial Assets and Financial Liabilities for additional information.

•
MSRs — MSRs are classified as Level 3 because they currently do not trade in an active market with observable prices; therefore, we use internally developed discounted cash flow models (an income approach) to estimate the fair value. These internal valuation models estimate net cash flows based on internal operating assumptions that we believe would be used by market participants in orderly transactions combined with market-based assumptions for loan prepayment rates, interest rates, and discount rates that we believe approximate yields required by investors in this asset. Cash flows primarily include servicing fees, float income, and late fees in each case less operating costs to service the loans. The estimated cash flows are discounted using an option-adjusted spread-derived discount rate.

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

•
On-balance sheet securitization debt — We elected the fair value option for certain mortgage loans held-for-investment and the related on-balance sheet securitization debt. We valued securitization debt that was elected pursuant to the fair value option and any economically retained positions using market observable prices whenever possible. The securitization debt was principally in the form of asset- and MBS collateralized by the underlying mortgage loans held-for-investment. Due to the attributes of the underlying collateral and current market conditions, observable prices for these instruments were typically not available. In these situations, we considered observed transactions as Level 2 inputs in our discounted cash flow models. Additionally, the discounted cash flow models utilized other market observable inputs, such as interest rates, and internally derived inputs including prepayment speeds, credit losses, and discount rates. Fair value option-elected financing securitization debt was classified as Level 3 as a result of the reliance on significant assumptions and estimates for model inputs. Refer to the section within this note titled Fair Value Option for Financial Assets and Financial Liabilities for further information about the election. The debt that was not elected under the fair value option is reported on the balance sheet at cost, net of premiums or discounts and issuance costs.

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

	Recurring fair value measurements
June 30, 2012 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Investment securities
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$201	$676	$—	$877
Foreign government	490	359	—	849
Mortgage-backed residential	—	6,255	—	6,255
Asset-backed	—	2,470	63	2,533
Corporate debt securities	—	1,343	—	1,343
Other debt securities	—	353	—	353
Total debt securities	691	11,456	63	12,210
Equity securities (a)	1,156	—	—	1,156
Total available-for-sale securities	1,847	11,456	63	13,366
Mortgage loans held-for-sale, net (b)	—	1,377	—	1,377
Mortgage servicing rights	—	—	1,105	1,105
Other assets
Interests retained in financial asset sales	—	—	193	193
Derivative contracts in a receivable position
Interest rate	28	4,477	122	4,627
Foreign currency	—	240	7	247
Total derivative contracts in a receivable position	28	4,717	129	4,874
Collateral placed with counterparties (c)	109	518	—	627
Total assets	$1,984	$18,068	$1,490	$21,542
Liabilities
Accrued expenses and other liabilities
Derivative contracts in a payable position
Interest rate	$(17)	$(4,947)	$(29)	$(4,993)
Foreign currency	—	(79)	—	(79)
Total derivative contracts in a payable position	(17)	(5,026)	(29)	(5,072)
Total liabilities	$(17)	$(5,026)	$(29)	$(5,072)

(a)	Our investment in any one industry did not exceed 22%.

(b)	Carried at fair value due to fair value option elections.

(c)	Represents collateral in the form of investment securities. Cash collateral was excluded.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Recurring fair value measurements
December 31, 2011 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Trading assets (excluding derivatives)
Mortgage-backed residential securities	$—	$575	$33	$608
Investment securities
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	903	643	—	1,546
U.S. states and political subdivisions	—	1	—	1
Foreign government	427	357	—	784
Mortgage-backed residential	—	7,312	—	7,312
Asset-backed	—	2,553	62	2,615
Corporate debt securities	—	1,491	—	1,491
Other debt securities	—	327	—	327
Total debt securities	1,330	12,684	62	14,076
Equity securities (a)	1,059	—	—	1,059
Total available-for-sale securities	2,389	12,684	62	15,135
Mortgage loans held-for-sale, net (b)	—	3,889	30	3,919
Consumer mortgage finance receivables and loans, net (b)	—	—	835	835
Mortgage servicing rights	—	—	2,519	2,519
Other assets
Interests retained in financial asset sales	—	—	231	231
Derivative contracts in a receivable position (c)
Interest rate	79	5,274	88	5,441
Foreign currency	—	242	18	260
Total derivative contracts in a receivable position	79	5,516	106	5,701
Collateral placed with counterparties (d)	328	—	—	328
Total assets	$2,796	$22,664	$3,816	$29,276
Liabilities
Long-term debt
On-balance sheet securitization debt (b)	$—	$—	$(830)	$(830)
Accrued expenses and other liabilities
Derivative contracts in a payable position (c)
Interest rate	(32)	(5,229)	(17)	(5,278)
Foreign currency	—	(99)	(2)	(101)
Total derivative contracts in a payable position	(32)	(5,328)	(19)	(5,379)
Loan repurchase liabilities (b)	—	—	(29)	(29)
Trading liabilities (excluding derivatives)	(61)	—	—	(61)
Total liabilities	$(93)	$(5,328)	$(878)	$(6,299)

(a)	Our investment in any one industry did not exceed 18%.

(b)	Carried at fair value due to fair value option elections.

(c)	Includes derivatives classified as trading.

(d)	Represents collateral in the form of investment securities. Cash collateral was excluded.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents quantitative information regarding the significant unobservable inputs used in significant Level 3 assets and liabilities measured at fair value on a recurring basis.

June 30, 2012 ($ in millions)	Level 3 recurring measurements	Valuation technique	Unobservable input	Range
Assets
Mortgage servicing rights	$1,105	(a)	(a)	(a)
Other assets
Interests retained in financial asset sales	193	Discounted cash flow	Discount rate	5.4-6.1%
			Commercial paper rate	0-0.1%

(a)	Refer to Note 11 for information related to MSR valuation assumptions and sensitivities.

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

	Level 3 recurring fair value measurements
		Net realized/unrealized gains (losses)									Fair value at June 30, 2012	Net unrealized gains (losses) included in earnings still held at June 30, 2012
($ in millions)	Fair value at April 1, 2012	included in earnings		included in OCI	Purchases	Sales		Issuances	Settlements	Transfers out due to deconsolidation (a)
Assets
Trading assets (excluding derivatives)
Mortgage-backed residential securities	$32	$—	(b)	$—	$—	$—		$—	$(1)	$(31)	$—	$—	(b)
Investment securities
Available-for-sale debt securities
Asset-backed	63	—		—	—	—		—	—	—	63	—
Mortgage loans held-for-sale, net (c)	30	—		—	3	—		—	(2)	(31)	—	—
Consumer mortgage finance receivables and loans, net (c)	832	34	(c)	—	—	(245)	(d)	—	(34)	(587)	—	16	(c)
Mortgage servicing rights	2,595	(402)	(e)	—	—	—		42	—	(1,130)	1,105	(402)	(e)
Other assets
Interests retained in financial asset sales	194	22	(f)	—	—	—		—	(23)	—	193	—
Derivative contracts, net (g)
Interest rate	44	297	(h)	—	—	—		—	(247)	(1)	93	22	(h)
Foreign currency	5	2	(h)	—	—	—		—	—	—	7	(11)	(h)
Total derivative contracts in a receivable position, net	49	299		—	—	—		—	(247)	(1)	100	11
Total assets	$3,795	$(47)		$—	$3	$(245)		$42	$(307)	$(1,780)	$1,461	$(375)
Liabilities
Long-term debt
On-balance sheet securitization debt (c)	$(828)	$(32)	(c)	$—	$—	$—		$—	$304	$556	$—	$(23)	(c)
Accrued expenses and other liabilities
Loan repurchase liabilities (c)	(30)	—		—	(2)	—		—	2	30	—	—
Total liabilities	$(858)	$(32)		$—	$(2)	$—		$—	$306	$586	$—	$(23)

(a)	Represents the amounts transferred out of Level 3 due to the deconsolidation of ResCap during the three months ended June 30, 2012. Refer to Note 1 for additional information related to ResCap.

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

(d)	Represents the sale of consumer mortgage finance receivable and loans sold as part of the sale of a business line during 2012.

(e)	Fair value adjustment was reported as servicing-asset valuation and hedge activities, net, in the Condensed Consolidated Statement of Comprehensive Income.

(f)	Reported as other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income.

(g)	Includes derivatives classified as trading.

(h)	Refer to Note 20 for information related to the location of the gains and losses on derivative instruments in the Condensed Consolidated Statement of Comprehensive Income.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Level 3 recurring fair value measurements
	Fair value at April 1, 2011	Net realized/unrealized gains (losses)			Purchases	Sales		Issuances	Settlements	Fair value at June 30, 2011	Net unrealized gains (losses) included in earnings still held at June 30, 2011
($ in millions)		included in earnings		included in OCI
Assets
Trading assets (excluding derivatives)
Mortgage-backed residential securities	$40	$2	(a)	$—	$—	$—		$—	$(3)	$39	$6	(a)
Investment securities
Available-for-sale debt securities
Mortgage-backed residential	1	—		—	—	—		—	—	1	—
Asset-backed	117	20	(b)	(6)	—	(64)		—	—	67	—
Total debt securities	118	20		(6)	—	(64)		—	—	68	—
Mortgage loans held-for-sale, net (c)	18	—		—	9	(1)		—	(4)	22	—
Consumer mortgage finance receivables and loans, net (c)	971	101	(c)	—	—	—		—	(126)	946	50	(c)
Mortgage servicing rights	3,774	(232)	(d)	—	15	—	(d)	144	—	3,701	(232)	(d)
Other assets
Interests retained in financial asset sales	569	134	(e)	—	—	—		1	(397)	307	(2)	(e)
Derivative contracts, net (f)
Interest rate	111	(12)	(g)	—	—	—		—	(12)	87	(25)	(g)
Foreign currency	2	(2)	(g)	—	—	—		—	—	—	(2)	(g)
Total derivative contracts in a receivable position, net	113	(14)		—	—	—		—	(12)	87	(27)
Total assets	$5,603	$11		$(6)	$24	$(65)		$145	$(542)	$5,170	$(205)
Liabilities
Long-term debt
On-balance sheet securitization debt (b)	$(922)	$(100)	(c)	$—	$—	$—		$—	$123	$(899)	$(44)	(c)
Accrued expenses and other liabilities
Loan repurchase liabilities (b)	(14)	—		—	(9)	—		—	4	(19)	—
Total liabilities	$(936)	$(100)		$—	$(9)	$—		$—	$127	$(918)	$(44)

(a)
The fair value adjustment was reported as other income, net of losses, and the related interest was reported as interest on trading assets in the Condensed Consolidated Statement of Comprehensive Income.

(b)
The fair value adjustment was reported as other income, net of losses, and the related interest was reported as interest and dividends on available-for-sale investment securities in the Condensed Consolidated Statement of Comprehensive Income.

(c)
Carried at fair value due to fair value option elections. Refer to the next section of this note titled Fair Value Option for Financial Assets and Liabilities for the location of the gains and losses in the Condensed Consolidated Statement of Comprehensive Income.

(d)	Fair value adjustment was reported as servicing-asset valuation and hedge activities, net, in the Condensed Consolidated Statement of Comprehensive Income.

(e)	Reported as other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income.

(f)	Includes derivatives classified as trading.

(g)	Refer to Note 20 for information related to the location of the gains and losses on derivative instruments in the Condensed Consolidated Statement of Comprehensive Income.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Level 3 recurring fair value measurements
		Net realized/unrealized gains (losses)									Fair value at June 30, 2012	Net unrealized gains (losses) included in earnings still held at June 30, 2012
($ in millions)	Fair value at Jan. 1, 2012	included in earnings		included in OCI	Purchases	Sales		Issuances	Settlements	Transfers out due to deconsolidation (a)
Assets
Trading assets (excluding derivatives)
Mortgage-backed residential securities	$33	$2	(b)	$—	$—	$—		$—	$(4)	$(31)	$—	$4	(b)
Investment securities
Available-for-sale debt securities
Asset-backed	62	—		1	—	—		—	—	—	63	—
Mortgage loans held-for-sale, net (c)	30	—		—	12	—		—	(11)	(31)	—	—
Consumer mortgage finance receivables and loans, net (c)	835	121	(c)	—	—	(245)	(d)	—	(124)	(587)	—	51	(c)
Mortgage servicing rights	2,519	(401)	(e)	—	—	—		53	64	(1,130)	1,105	(401)	(e)
Other assets
Interests retained in financial asset sales	231	27	(f)	—	—	—		—	(65)	—	193	—
Derivative contracts, net (g)
Interest rate	71	273	(h)	—	—	—		—	(250)	(1)	93	(6)	(h)
Foreign currency	16	(9)	(h)	—	—	—		—	—	—	7	(22)	(h)
Total derivative contracts in a receivable position, net	87	264		—	—	—		—	(250)	(1)	100	(28)
Total assets	$3,797	$13		$1	$12	$(245)		$53	$(390)	$(1,780)	$1,461	$(374)
Liabilities
Long-term debt
On-balance sheet securitization debt (c)	$(830)	$(115)	(c)	$—	$—	$—		$—	$389	$556	$—	$(62)	(c)
Accrued expenses and other liabilities
Loan repurchase liabilities (c)	(29)	—		—	(11)	—		—	10	30	—	—
Total liabilities	$(859)	$(115)		$—	$(11)	$—		$—	$399	$586	$—	$(62)

(a)	Represents the amounts transferred out of Level 3 due to the deconsolidation of ResCap during the six months ended June 30, 2012. Refer to Note 1 for additional information related to ResCap.

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

(d)	Represents the sale of consumer mortgage finance receivable and loans sold as part of the sale of a business line during 2012.

(e)	Fair value adjustment was reported as servicing-asset valuation and hedge activities, net, in the Condensed Consolidated Statement of Comprehensive Income.

(f)	Reported as other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income.

(g)	Includes derivatives classified as trading.

(h)	Refer to Note 20 for information related to the location of the gains and losses on derivative instruments in the Condensed Consolidated Statement of Comprehensive Income.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Level 3 recurring fair value measurements
	Fair value at Jan. 1, 2011	Net realized/unrealized gains (losses)			Purchases	Sales		Issuances	Settlements	Fair value at June 30, 2011	Net unrealized gains (losses) included in earnings still held at June 30, 2011
($ in millions)		included in earnings		included in OCI
Assets
Trading assets (excluding derivatives)
Mortgage-backed residential securities	$44	$3	(a)	$—	$—	$—		$—	$(8)	$39	$8	(a)
Asset-backed securities	94	—		—	—	(94)		—	—	—	—
Total trading assets	138	3		—	—	(94)		—	(8)	39	8
Investment securities
Available-for-sale debt securities
Mortgage-backed residential	1	—		—	—	—		—	—	1	—
Asset-backed	—	20	(b)	17	94	(64)		—	—	67	—
Total debt securities	1	20		17	94	(64)		—	—	68	—
Mortgage loans held-for-sale, net (b)	4	—		—	23	(1)		—	(4)	22	—
Consumer mortgage finance receivables and loans, net (b)	1,015	174	(c)	1	—	—		—	(244)	946	66	(c)
Mortgage servicing rights	3,738	(115)	(d)	—	16	(266)	(e)	328	—	3,701	(115)	(d)
Other assets
Interests retained in financial asset sales	568	157	(f)	—	—	—		1	(419)	307	(8)	(f)
Derivative contracts, net (g)
Interest rate	(13)	129	(g)	—	—	—		—	(29)	87	98	(g)
Total assets	$5,451	$368		$18	$133	$(425)		$329	$(704)	$5,170	$49
Liabilities
Long-term debt
On-balance sheet securitization debt (b)	$(972)	$(167)	(c)	$1	$—	$—		$—	$239	$(899)	$(39)	(c)
Accrued expenses and other liabilities
Loan repurchase liabilities (b)	—	—		—	(23)	—		—	4	(19)	—
Total liabilities	$(972)	$(167)		$1	$(23)	$—		$—	$243	$(918)	$(39)

(a)
The fair value adjustment was reported as other income, net of losses, and the related interest was reported as interest on trading assets in the Condensed Consolidated Statement of Comprehensive Income.

(b)
The fair value adjustment was reported as other income, net of losses, and the related interest was reported as interest and dividends on available-for-sale investment securities in the Condensed Consolidated Statement of Comprehensive Income.

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

(f)	Reported as other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income.

(g)	Refer to Note 20 for information related to the location of the gains and losses on derivative instruments in the Condensed Consolidated Statement of Comprehensive Income.

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
The following tables display the assets and liabilities measured at fair value on a nonrecurring basis.

	Nonrecurring fair value measures				Lower-of-cost or fair value or valuation reserve allowance	Total loss included in earnings for the three months ended	Total loss included in earnings for the six months ended
June 30, 2012 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Commercial finance receivables and loans, net (a)
Automotive	$—	$—	$130	$130	$(27)	n/m (b)	n/m (b)
Other	—	—	27	27	(6)	n/m (b)	n/m (b)
Total commercial finance receivables and loans, net	—	—	157	157	(33)	n/m (b)	n/m (b)
Other assets
Repossessed and foreclosed assets (c)	—	7	5	12	(1)	n/m (b)	n/m (b)
Cost basis investment in ResCap (d)	—	—	—	—	—	(442)	(442)
Total assets	$—	$7	$162	$169	$(34)	$(442)	$(442)
n/m = not meaningful

(a)	Represents the portion of the portfolio specifically impaired during 2012. The related valuation allowance represents the cumulative adjustment to fair value of those specific receivables.

(b)
We consider the applicable valuation or loan loss allowance to be the most relevant indicator of the impact on earnings caused by the fair value measurement. Accordingly, the table above excludes total gains and losses included in earnings for these items. The carrying values are inclusive of the respective valuation or loan loss allowance.

(c)	The allowance provided for repossessed and foreclosed assets represents any cumulative valuation adjustment recognized to adjust the assets to fair value.

(d)	Represents the impairment of our investment in ResCap during 2012. Refer to Note 1 for additional information related to ResCap.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Nonrecurring fair value measures				Lower-of-cost or fair value or valuation reserve allowance	Total loss included in earnings for the three months ended	Total loss included in earnings for the six months ended
June 30, 2011 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans held-for-sale (a)	$—	$—	$855	$855	$(57)	n/m (b)	n/m (b)
Commercial finance receivables and loans, net (c)
Automotive	—	—	427	427	(42)	n/m (b)	n/m (b)
Mortgage	—	8	22	30	(5)	n/m (b)	n/m (b)
Other	—	—	57	57	(10)	n/m (b)	n/m (b)
Total commercial finance receivables and loans, net	—	8	506	514	(57)	n/m (b)	n/m (b)
Other assets
Property and equipment	—	13	—	13	n/m (d)	$(8)	$(8)
Repossessed and foreclosed assets (e)	—	40	29	69	(9)	n/m (b)	n/m (b)
Total assets	$—	$61	$1,390	$1,451	$(123)	$(8)	$(8)
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

June 30, 2012 ($ in millions)	Level 3 nonrecurring measurements	Valuation technique	Unobservable input	Range
Assets
Commercial finance receivables and loans, net
Automotive	$130	Fair value of collateral	Adjusted appraisal value	65.0-95.0%
Fair Value Option for Financial Assets and Financial Liabilities
A description of the financial assets and liabilities elected to be measured at fair value is as follows. Our intent in electing fair value for all these items was to mitigate a divergence between accounting losses and economic exposure for certain assets and liabilities.

•
On-balance sheet mortgage securitizations — We elected to measure at fair value certain domestic consumer mortgage finance receivables and loans and the related debt held in on-balance sheet mortgage securitization structures. The fair value-elected loans were classified as finance receivable and loans, net, on the Condensed Consolidated Balance Sheet. Our policy is to separately record interest income on the fair value-elected loans (unless the loans are placed on nonaccrual status); however, the accrued interest was excluded from the fair value presentation. We classified the fair value adjustment recorded for the loans as other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income.

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

•
Nongovernment-eligible mortgage loans held-for-sale subject to conditional repurchase options — We elected the fair value option for both nongovernment-eligible mortgage loans held-for-sale subject to conditional repurchase options and the related liability. These conditional repurchase options within our private label securitizations allowed us to repurchase a transferred financial asset if certain events outside our control were met. The typical conditional repurchase option was a delinquent loan repurchase option that gave us the option to purchase the loan if it exceeded a certain prespecified delinquency level. We had complete discretion regarding when or if we would exercise these options, but generally we would do so only when it is in our best interest. We recorded the asset and the corresponding liability on our balance sheet when the option becomes exercisable. The fair value option election must be made at initial recording. As such, the conditional repurchase option assets and liabilities recorded prior to January 1, 2011, were ineligible for the fair value election.

We carried these fair value-elected optional repurchase loan balance as loans held-for-sale, net, on the Condensed Consolidated Balance Sheet. The fair value adjustment recorded for these loans was classified as other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income. We carried the fair value-elected corresponding liability as accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet. The fair value adjustment recorded for these liabilities were classified as other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following tables summarize the fair value option elections and information regarding the amounts recorded as earnings for each fair value option-elected item.

	Changes included in the
	Condensed Consolidated Statement of Comprehensive Income
Three months ended June 30, ($ in millions)	Interest and fees on finance receivables and loans (a)	Interest on loans held-for-sale (a)	Interest on long-term debt (b)	Gain on mortgage loans, net	Other income, net of losses	Total included in earnings	Change in fair value due to credit risk (c)
2012
Assets
Mortgage loans held-for-sale, net	$—	$14	$—	$63	$—	$77	$1	(d)
Consumer mortgage finance receivables and loans, net	15	—	—	—	19	34	3	(e)
Liabilities
Long-term debt
On-balance sheet securitization debt	—	—	(8)	—	(24)	(32)	(1)	(f)
Total						$79
2011
Assets
Mortgage loans held-for-sale, net	$—	$38	$—	$244	$—	$282	$—	(d)
Consumer mortgage finance receivables and loans, net	52	—	—	—	49	101	22	(e)
Liabilities
Long-term debt
On-balance sheet securitization debt	—	—	(29)	—	(71)	(100)	(50)	(f)
Total						$283

(a)	Interest income is measured by multiplying the unpaid principal balance on the loans by the coupon rate and the number of days of interest due.

(b)	Interest expense is measured by multiplying bond principal by the coupon rate and the number of days of interest due to the investor.

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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Changes included in the
	Condensed Consolidated Statement of Comprehensive Income
Six months ended June 30, ($ in millions)	Interest and fees on finance receivables and loans (a)	Interest on loans held-for-sale (a)	Interest on long-term debt (b)	Gain on mortgage loans, net	Other income, net of losses	Total included in earnings	Change in fair value due to credit risk (c)
2012
Assets
Mortgage loans held-for-sale, net	$—	$40	$—	$247	$—	$287	$—	(d)
Consumer mortgage finance receivables and loans, net	59	—	—	—	62	121	(24)	(e)
Liabilities
Long-term debt
On-balance sheet securitization debt	—	—	(34)	—	(81)	(115)	(8)	(f)
Total						$293
2011
Assets
Mortgage loans held-for-sale, net	$—	$79	$—	$284	$—	$363	$—	(d)
Consumer mortgage finance receivables and loans, net	106	—	—	—	68	174	5	(e)
Liabilities
Long-term debt
On-balance sheet securitization debt	—	—	(60)	—	(107)	(167)	(23)	(f)
Total						$370

(a)	Interest income is measured by multiplying the unpaid principal balance on the loans by the coupon rate and the number of days of interest due.

(b)	Interest expense is measured by multiplying bond principal by the coupon rate and the number of days of interest due to the investor.

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

	June 30, 2012		December 31, 2011
($ in millions)	Unpaid principal balance	Fair value (a)	Unpaid principal balance	Fair value (a)
Assets
Mortgage loans held-for-sale, net
Total loans	$1,313	$1,377	$3,766	$3,919
Nonaccrual loans	11	5	54	27
Loans 90+ days past due (b)	11	5	53	27
Consumer mortgage finance receivables and loans, net
Total loans	—	—	2,436	835
Nonaccrual loans (c)	—	—	506	209
Loans 90+ days past due (b) (c)	—	—	362	163
Liabilities
Long-term debt
On-balance sheet securitization debt	$—	$—	$(2,559)	$(830)
Accrued expenses and other liabilities
Loan repurchase liabilities	—	—	(57)	(29)

(a)	Excludes accrued interest receivable.

(b)	Loans 90+ days past due are also presented within the nonaccrual loan balance and the total loan balance; however, excludes government-insured loans that are still accruing interest.

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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Fair Value of Financial Instruments
The following table presents the carrying and estimated fair value of financial instruments, except for those recorded at fair value on a recurring basis presented in the previous section of this note titled Recurring Fair Value. When possible, we use quoted market prices to determine fair value. Where quoted market prices are not available, the fair value is internally derived based on appropriate valuation methodologies with respect to the amount and timing of future cash flows and estimated discount rates. However, considerable judgment is required in interpreting market data to develop estimates of fair value, so the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions or estimation methodologies could be material to the estimated fair values. Fair value information presented herein was based on information available at June 30, 2012, and December 31, 2011.

	June 30, 2012					December 31, 2011
		Estimated fair value
($ in millions)	Carrying value	Level 1	Level 2	Level 3	Total	Carrying value	Estimated fair value
Financial assets
Loans held-for-sale, net (a)	$2,000	$—	$1,377	$623	$2,000	$8,557	$8,674
Finance receivables and loans, net (a)	118,486	—	—	118,855	118,855	113,252	113,576
Nonmarketable equity investments	374	—	347	32	379	419	423
Financial liabilities
Deposit liabilities	$47,992	$—	$3,652	$45,154	$48,806	$45,050	$45,696
Short-term borrowings	6,010	5	—	5,994	5,999	7,680	7,622
Long-term debt (a)(b)	91,799	—	43,593	50,623	94,216	93,434	92,142

(a)
Includes financial instruments carried at fair value due to fair value option elections. Refer to the previous section of this note titled Fair Value Option for Financial Assets and Liabilities for further information about the fair value elections.

(b)	The carrying value includes deferred interest for zero-coupon bonds of $703 million and $640 million at June 30, 2012, and December 31, 2011, respectively.
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
We report our results of operations on a line-of-business basis through four operating segments - North American Automotive Finance operations, International Automotive Finance operations, Insurance operations, and Mortgage operations, with the remaining activity reported in Corporate and Other. The operating segments are determined based on the products and services offered and geographic considerations, and reflect the manner in which financial information is currently evaluated by management. The following is a description of each of our reportable operating segments.
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
Mortgage operations —The principal ongoing activities include originating, purchasing, selling, and securitizing conforming and government-insured residential mortgage loans in the United States through Ally Bank; and servicing residential mortgage loans for ourselves and others. We also originate high-quality prime jumbo mortgage loans in the United States. Our Mortgage operations also include noncore business activities that are winding down or were business activities of ResCap, which was deconsolidated on May 14, 2012, including, among other things: portfolios in runoff; our mortgage reinsurance business; and providing collateralized lines of credit to other mortgage originators, which we refer to as warehouse lending.
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
Change in Reportable Segment Information
On May 14, 2012, the Debtors filed for relief under Chapter 11 of the Bankruptcy Code in the United States. As a result of the bankruptcy filing, ResCap was deconsolidated from our financial statements; and beginning in the second quarter of 2012, we are presenting our mortgage business activities under one reportable operating segment, Mortgage operations. Previously our Mortgage operations were presented as two reportable operating segments, Origination and Servicing operations and Legacy Portfolio and Other operations. The new presentation is consistent with the organizational alignment of the business and management's current view of the mortgage business.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Financial information for our reportable operating segments is summarized as follows.

	Global Automotive Services
Three months ended June 30, ($ in millions)	North American Automotive Finance operations	International Automotive Finance operations (a)	Insurance operations	Mortgage operations (b)	Corporate and Other (c)	Consolidated (d)
2012
Net financing revenue (loss)	$837	$171	$23	$33	$(282)	$782
Other revenue (loss)	114	59	408	368	(21)	928
Total net revenue (loss)	951	230	431	401	(303)	1,710
Provision for loan losses	16	15	—	21	(23)	29
Total noninterest expense	304	143	388	356	1,339	2,530
Income (loss) from continuing operations before income tax expense	$631	$72	$43	$24	$(1,619)	$(849)
Total assets	$104,927	$15,467	$8,237	$17,146	$32,783	$178,560
2011
Net financing revenue (loss)	$878	$172	$25	$69	$(426)	$718
Other revenue	114	56	458	322	107	1,057
Total net revenue (loss)	992	228	483	391	(319)	1,775
Provision for loan losses	55	7	—	37	(49)	50
Total noninterest expense	378	152	411	479	114	1,534
Income (loss) from continuing operations before income tax expense	$559	$69	$72	$(125)	$(384)	$191
Total assets	$90,943	$16,582	$8,533	$31,323	$31,508	$178,889

(a)	Amounts include intrasegment eliminations between our North American Automotive Finance operations, International Automotive Finance operations, and Insurance operations.

(b)	Represents the ResCap legal entity (prior to its deconsolidation from Ally as of May 14, 2012) and the mortgage activities of Ally Bank.

(c)	Total assets for the Commercial Finance Group were $1.2 billion and $1.3 billion at June 30, 2012 and 2011, respectively.

(d)	Net financing revenue (loss) after the provision for loan losses totaled $753 million and $668 million for the three months ended June 30, 2012 and 2011, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Global Automotive Services
Six months ended June 30, ($ in millions)	North American Automotive Finance operations	International Automotive Finance operations (a)	Insurance operations	Mortgage operations (b)	Corporate and Other (c)	Consolidated (d)
2012
Net financing revenue (loss)	$1,612	$335	$43	$90	$(629)	$1,451
Other revenue	193	125	856	915	26	2,115
Total net revenue (loss)	1,805	460	899	1,005	(603)	3,566
Provision for loan losses	94	62	—	48	(35)	169
Total noninterest expense	638	281	732	742	1,487	3,880
Income (loss) from continuing operations before income tax expense	$1,073	$117	$167	$215	$(2,055)	$(483)
Total assets	$104,927	$15,467	$8,237	$17,146	$32,783	$178,560
2011
Net financing revenue (loss)	$1,696	$338	$47	$129	$(948)	$1,262
Other revenue	223	114	921	675	132	2,065
Total net revenue (loss)	1,919	452	968	804	(816)	3,327
Provision for loan losses	101	44	—	84	(66)	163
Total noninterest expense	741	308	765	802	258	2,874
Income (loss) from continuing operations before income tax expense	$1,077	$100	$203	$(82)	$(1,008)	$290
Total assets	$90,943	$16,582	$8,533	$31,323	$31,508	$178,889

(a)	Amounts include intrasegment eliminations between our North American Automotive Finance operations, International Automotive Finance operations, and Insurance operations.

(b)	Represents the ResCap legal entity (prior to its deconsolidation from Ally as of May 14, 2012) and the mortgage activities of Ally Bank.

(c)	Total assets for the Commercial Finance Group were $1.2 billion and $1.3 billion at June 30, 2012 and 2011, respectively.

(d)	Net financing revenue (loss) after the provision for loan losses totaled $1.3 billion and $1.1 billion for the six months ended June 30, 2012 and 2011, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Information concerning principal geographic areas were as follows.

Three months ended June 30, ($ in millions)	Revenue (a)(b)	Income (loss) from continuing operations before income tax expense (a)(c)	Net income (loss) (a)(c)
2012
Canada	$179	$102	$80
Europe (d)	145	111	92
Latin America	262	82	66
Asia-Pacific	23	23	23
Total foreign	609	318	261
Total domestic (e)	1,101	(1,167)	(1,159)
Total	$1,710	$(849)	$(898)
2011
Canada	$245	$136	$98
Europe (d)	103	56	49
Latin America	251	73	62
Asia-Pacific	18	18	18
Total foreign	617	283	227
Total domestic (e)	1,158	(92)	(114)
Total	$1,775	$191	$113

(a)	The 2011 balances for Asia-Pacific and domestic were reclassified to conform with the 2012 presentation. These reclassifications have no impact to our condensed consolidated results of operations.

(b)	Revenue consists of net financing revenue and total other revenue as presented in our Condensed Consolidated Statement of Comprehensive Income.

(c)	The domestic amounts include original discount amortization of $100 million and $257 million for the three months ended June 30, 2012 and 2011, respectively.

(d)	Amounts include eliminations between our foreign operations.

(e)	Amounts include eliminations between our domestic and foreign operations.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Six months ended June 30, ($ in millions)	Revenue (a)(b)	Income (loss) from continuing operations before income tax expense (a)(c)	Net income (loss) (a)(c)
2012
Canada	$369	$215	$165
Europe (d)	233	142	115
Latin America	508	134	108
Asia-Pacific	2	1	1
Total foreign	1,112	492	389
Total domestic (e)	2,454	(975)	(977)
Total	$3,566	$(483)	$(588)
2011
Canada	$434	$222	$275
Europe (d)	214	107	98
Latin America	488	146	94
Asia-Pacific	1	(1)	(1)
Total foreign	1,137	474	466
Total domestic (e)	2,190	(184)	(207)
Total	$3,327	$290	$259

(a)	The 2011 balances for Asia-Pacific and domestic were reclassified to conform with the 2012 presentation. These reclassifications have no impact to our condensed consolidated results of operations.

(b)	Revenue consists of net financing revenue and total other revenue as presented in our Condensed Consolidated Statement of Comprehensive Income.

(c)	The domestic amounts include original discount amortization of $211 million and $556 million for the six months ended June 30, 2012 and 2011, respectively.

(d)	Amounts include eliminations between our foreign operations.

(e)	Amounts include eliminations between our domestic and foreign operations.
24.    Parent and Guarantor Consolidating Financial Statements
Certain of our senior notes are guaranteed by a group of subsidiaries (the Guarantors). The Guarantors, each of which is a 100% directly owned subsidiary of Ally Financial Inc., are Ally US LLC, IB Finance Holding Company, LLC, GMAC Latin America Holdings LLC, GMAC International Holdings B.V., and GMAC Continental Corporation. The Guarantors fully and unconditionally guarantee the senior notes on a joint and several basis. In order to simplify our note guarantor structure and to provide additional flexibility with respect to potential strategic transactions relating to our international operations, Ally is contemplating a series of transactions in which our note guarantors would be merged with and into or otherwise consolidated with IB Finance Holding Company, LLC.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Condensed Consolidating Statement of Comprehensive Income

Three months ended June 30, 2012 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$198	$7	$1,482	$4	$1,691
Interest and fees on finance receivables and loans — intercompany	32	3	5	(40)	—
Interest on loans held-for-sale	6	—	30	—	36
Interest on trading assets	—	—	2	—	2
Interest and dividends on available-for-sale investment securities	—	—	86	—	86
Interest-bearing cash	6	—	12	—	18
Interest-bearing cash — intercompany	—	—	9	(9)	—
Operating leases	35	—	544	—	579
Total financing revenue and other interest income	277	10	2,170	(45)	2,412
Interest expense
Interest on deposits	16	—	168	—	184
Interest on short-term borrowings	17	—	43	—	60
Interest on long-term debt	677	3	388	—	1,068
Interest on intercompany debt	—	4	40	(44)	—
Total interest expense	710	7	639	(44)	1,312
Depreciation expense on operating lease assets	18	—	300	—	318
Net financing (loss) revenue	(451)	3	1,231	(1)	782
Dividends from subsidiaries
Nonbank subsidiaries	179	—	—	(179)	—
Other revenue
Servicing fees	50	—	166	—	216
Servicing asset valuation and hedge activities, net	—	—	(73)	—	(73)
Total servicing income, net	50	—	93	—	143
Insurance premiums and service revenue earned	—	—	359	—	359
(Loss) gain on mortgage and automotive loans, net	(3)	—	137	—	134
Other gain on investments, net	—	—	66	—	66
Other income, net of losses	86	110	316	(286)	226
Total other revenue	133	110	971	(286)	928
Total net (loss) revenue	(139)	113	2,202	(466)	1,710
Provision for loan losses	(22)	(2)	53	—	29
Noninterest expense
Compensation and benefits expense	184	112	203	(110)	389
Insurance losses and loss adjustment expenses	—	—	208	—	208
Other operating expenses	818	—	1,291	(176)	1,933
Total noninterest expense	1,002	112	1,702	(286)	2,530
(Loss) income from continuing operations before income tax (benefit) expense and undistributed income (loss) of subsidiaries	(1,119)	3	447	(180)	(849)
Income tax (benefit) expense from continuing operations	(267)	—	282	—	15
Net (loss) income from continuing operations	(852)	3	165	(180)	(864)
Income (loss) from discontinued operations, net of tax	10	—	(44)	—	(34)
Undistributed income (loss) of subsidiaries
Bank subsidiary	275	275	—	(550)	—
Nonbank subsidiaries	(331)	114	—	217	—
Net (loss) income	(898)	392	121	(513)	(898)
Other comprehensive loss, net of tax	(206)	(155)	(425)	580	(206)
Comprehensive (loss) income	$(1,104)	$237	$(304)	$67	$(1,104)

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Three months ended June 30, 2011 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$269	$7	$1,403	$(4)	$1,675
Interest and fees on finance receivables and loans — intercompany	83	6	5	(94)	—
Interest on loans held-for-sale	—	—	86	—	86
Interest on trading assets	—	—	3	—	3
Interest and dividends on available-for-sale investment securities	—	—	106	—	106
Interest and dividends on available-for-sale investment securities — intercompany	—	—	(2)	2	—
Interest-bearing cash	1	—	14	—	15
Operating leases	307	—	291	—	598
Total financing revenue and other interest income	660	13	1,906	(96)	2,483
Interest expense
Interest on deposits	16	—	155	—	171
Interest on short-term borrowings	13	1	73	—	87
Interest on long-term debt	915	3	413	—	1,331
Interest on intercompany debt	(4)	6	94	(96)	—
Total interest expense	940	10	735	(96)	1,589
Depreciation expense on operating lease assets	69	—	107	—	176
Net financing (loss) revenue	(349)	3	1,064	—	718
Dividends from subsidiaries
Nonbank subsidiaries	10	—	—	(10)	—
Other revenue
Servicing fees	59	—	282	—	341
Servicing asset valuation and hedge activities, net	—	—	(105)	—	(105)
Total servicing income, net	59	—	177	—	236
Insurance premiums and service revenue earned	—	—	399	—	399
Gain on mortgage and automotive loans, net	20	—	96	—	116
Loss on extinguishment of debt	(25)	—	—	—	(25)
Other gain on investments, net	—	—	92	—	92
Other income, net of losses	(60)	1	453	(155)	239
Total other revenue	(6)	1	1,217	(155)	1,057
Total net (loss) revenue	(345)	4	2,281	(165)	1,775
Provision for loan losses	(44)	1	93	—	50
Noninterest expense
Compensation and benefits expense	192	3	220	—	415
Insurance losses and loss adjustment expenses	—	—	227	—	227
Other operating expenses	117	1	929	(155)	892
Total noninterest expense	309	4	1,376	(155)	1,534
(Loss) income from continuing operations before income tax (benefit) expense and undistributed income of subsidiaries	(610)	(1)	812	(10)	191
Income tax (benefit) expense from continuing operations	(141)	5	219	—	83
Net (loss) income from continuing operations	(469)	(6)	593	(10)	108
(Loss) income from discontinued operations, net of tax	(5)	—	10	—	5
Undistributed income of subsidiaries
Bank subsidiary	245	245	—	(490)	—
Nonbank subsidiaries	342	116	—	(458)	—
Net income	113	355	603	(958)	113
Other comprehensive income, net of tax	89	59	175	(234)	89
Comprehensive income	$202	$414	$778	$(1,192)	$202

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Six months ended June 30, 2012 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$451	$15	$2,903	$—	$3,369
Interest and fees on finance receivables and loans — intercompany	73	8	13	(94)	—
Interest on loans held-for-sale	11	—	98	—	109
Interest on trading assets	—	—	13	—	13
Interest and dividends on available-for-sale investment securities	—	—	170	—	170
Interest-bearing cash	7	—	25	—	32
Interest-bearing cash — intercompany	—	—	9	(9)	—
Operating leases	87	—	1,032	—	1,119
Total financing revenue and other interest income	629	23	4,263	(103)	4,812
Interest expense
Interest on deposits	33	—	337	—	370
Interest on short-term borrowings	33	1	101	—	135
Interest on long-term debt	1,403	5	837	—	2,245
Interest on intercompany debt	(1)	11	92	(102)	—
Total interest expense	1,468	17	1,367	(102)	2,750
Depreciation expense on operating lease assets	31	—	580	—	611
Net financing (loss) revenue	(870)	6	2,316	(1)	1,451
Dividends from subsidiaries
Nonbank subsidiaries	320	5	—	(325)	—
Other revenue
Servicing fees	102	—	424	—	526
Servicing asset valuation and hedge activities, net	—	—	(64)	—	(64)
Total servicing income, net	102	—	360	—	462
Insurance premiums and service revenue earned	—	—	734	—	734
(Loss) gain on mortgage and automotive loans, net	(4)	—	264	—	260
Other gain on investments, net	—	—	156	—	156
Other income, net of losses	145	255	703	(600)	503
Total other revenue	243	255	2,217	(600)	2,115
Total net (loss) revenue	(307)	266	4,533	(926)	3,566
Provision for loan losses	53	—	116	—	169
Noninterest expense
Compensation and benefits expense	400	259	459	(254)	864
Insurance losses and loss adjustment expenses	—	—	367	—	367
Other operating expenses	911	1	2,083	(346)	2,649
Total noninterest expense	1,311	260	2,909	(600)	3,880
(Loss) income from continuing operations before income tax (benefit) expense and undistributed income of subsidiaries	(1,671)	6	1,508	(326)	(483)
Income tax (benefit) expense from continuing operations	(521)	—	600	—	79
Net (loss) income from continuing operations	(1,150)	6	908	(326)	(562)
Income (loss) from discontinued operations, net of tax	17	—	(43)	—	(26)
Undistributed income of subsidiaries
Bank subsidiary	498	498	—	(996)	—
Nonbank subsidiaries	47	199	—	(246)	—
Net (loss) income	(588)	703	865	(1,568)	(588)
Other comprehensive loss, net of tax	(19)	(29)	(37)	66	(19)
Comprehensive (loss) income	$(607)	$674	$828	$(1,502)	$(607)

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Six months ended June 30, 2011 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$521	$14	$2,765	$(4)	$3,296
Interest and fees on finance receivables and loans — intercompany	174	11	12	(197)	—
Interest on loans held-for-sale	—	—	170	—	170
Interest on trading assets	—	—	6	—	6
Interest and dividends on available-for-sale investment securities	3	—	206	—	209
Interest-bearing cash	4	—	23	—	27
Operating leases	615	—	638	—	1,253
Total financing revenue and other interest income	1,317	25	3,820	(201)	4,961
Interest expense
Interest on deposits	31	—	306	—	337
Interest on short-term borrowings	26	1	152	—	179
Interest on long-term debt	1,903	5	829	—	2,737
Interest on intercompany debt	(8)	13	196	(201)	—
Total interest expense	1,952	19	1,483	(201)	3,253
Depreciation expense on operating lease assets	200	—	246	—	446
Net financing (loss) revenue	(835)	6	2,091	—	1,262
Dividends from subsidiaries
Nonbank subsidiaries	511	—	—	(511)	—
Other revenue
Servicing fees	139	—	559	—	698
Servicing asset valuation and hedge activities, net	—	—	(192)	—	(192)
Total servicing income, net	139	—	367	—	506
Insurance premiums and service revenue earned	—	—	798	—	798
Gain on mortgage and automotive loans, net	20	—	186	—	206
Loss on extinguishment of debt	(64)	—	—	—	(64)
Other gain on investments, net	9	—	167	—	176
Other income, net of losses	(45)	1	790	(303)	443
Total other revenue	59	1	2,308	(303)	2,065
Total net (loss) revenue	(265)	7	4,399	(814)	3,327
Provision for loan losses	78	—	85	—	163
Noninterest expense
Compensation and benefits expense	390	5	444	—	839
Insurance losses and loss adjustment expenses	—	—	397	—	397
Other operating expenses	235	2	1,704	(303)	1,638
Total noninterest expense	625	7	2,545	(303)	2,874
(Loss) income from continuing operations before income tax (benefit) expense and undistributed income of subsidiaries	(968)	—	1,769	(511)	290
Income tax (benefit) expense from continuing operations	(289)	5	297	—	13
Net (loss) income from continuing operations	(679)	(5)	1,472	(511)	277
Loss from discontinued operations, net of tax	(10)	—	(8)	—	(18)
Undistributed income of subsidiaries
Bank subsidiary	496	496	—	(992)	—
Nonbank subsidiaries	452	313	—	(765)	—
Net income	259	804	1,464	(2,268)	259
Other comprehensive income, net of tax	64	171	317	(488)	64
Comprehensive income	$323	$975	$1,781	$(2,756)	$323

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Condensed Consolidating Balance Sheet

June 30, 2012 ($ in millions)	Parent (a)	Guarantors	Nonguarantors (a)	Consolidating adjustments	Ally consolidated
Assets
Cash and cash equivalents
Noninterest-bearing	$1,242	$—	$864	$—	$2,106
Interest-bearing	8,295	10	5,715	—	14,020
Interest-bearing — intercompany	—	—	995	(995)	—
Total cash and cash equivalents	9,537	10	7,574	(995)	16,126
Investment securities	—	—	13,366	—	13,366
Loans held-for-sale, net	623	—	1,377	—	2,000
Finance receivables and loans, net
Finance receivables and loans, net	18,206	390	101,317	—	119,913
Intercompany loans to
Bank subsidiary	2,375	—	—	(2,375)	—
Nonbank subsidiaries	3,877	124	227	(4,228)	—
Allowance for loan losses	(261)	(1)	(1,165)	—	(1,427)
Total finance receivables and loans, net	24,197	513	100,379	(6,603)	118,486
Investment in operating leases, net	456	—	10,741	—	11,197
Intercompany receivables from
Bank subsidiary	353	—	—	(353)	—
Nonbank subsidiaries	251	292	202	(745)	—
Investment in subsidiaries
Bank subsidiary	13,636	13,636	—	(27,272)	—
Nonbank subsidiaries	16,006	3,966	—	(19,972)	—
Mortgage servicing rights	—	—	1,105	—	1,105
Premiums receivable and other insurance assets	—	—	1,887	—	1,887
Other assets	2,859	2	11,967	(818)	14,010
Assets of operations held-for-sale	(20)	—	403	—	383
Total assets	$67,898	$18,419	$149,001	$(56,758)	$178,560
Liabilities
Deposit liabilities
Noninterest-bearing	$—	$—	$2,411	$—	$2,411
Interest-bearing	1,524	—	44,057	—	45,581
Total deposit liabilities	1,524	—	46,468	—	47,992
Short-term borrowings	2,958	145	2,907	—	6,010
Long-term debt	40,898	186	50,012	—	91,096
Intercompany debt to
Nonbank subsidiaries	1,041	181	6,376	(7,598)	—
Intercompany payables to
Bank subsidiary	419	—	—	(419)	—
Nonbank subsidiaries	473	1	206	(680)	—
Interest payable	1,207	5	340	—	1,552
Unearned insurance premiums and service revenue	—	—	2,631	—	2,631
Reserves for insurance losses and loss adjustment expenses	—	—	477	—	477
Accrued expenses and other liabilities	1,015	300	9,700	(817)	10,198
Liabilities of operations held-for-sale	—	—	241	—	241
Total liabilities	49,535	818	119,358	(9,514)	160,197
Total equity	18,363	17,601	29,643	(47,244)	18,363
Total liabilities and equity	$67,898	$18,419	$149,001	$(56,758)	$178,560

(a)	Amounts presented are based upon the legal transfer of the underlying assets to VIEs in order to reflect legal ownership.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

December 31, 2011 ($ in millions)	Parent (a)	Guarantors	Nonguarantors (a)	Consolidating adjustments	Ally consolidated
Assets
Cash and cash equivalents
Noninterest-bearing	$1,413	$—	$1,062	$—	$2,475
Interest-bearing	4,848	14	5,698	—	10,560
Interest-bearing — intercompany	—	—	516	(516)	—
Total cash and cash equivalents	6,261	14	7,276	(516)	13,035
Trading assets	—	—	622	—	622
Investment securities	—	—	15,135	—	15,135
Loans held-for-sale, net	425	—	8,132	—	8,557
Finance receivables and loans, net
Finance receivables and loans, net	15,151	476	99,128	—	114,755
Intercompany loans to
Bank subsidiary	4,920	—	—	(4,920)	—
Nonbank subsidiaries	5,448	356	550	(6,354)	—
Allowance for loan losses	(245)	(2)	(1,256)	—	(1,503)
Total finance receivables and loans, net	25,274	830	98,422	(11,274)	113,252
Investment in operating leases, net	928	—	8,347	—	9,275
Intercompany receivables from
Bank subsidiary	82	—	—	(82)	—
Nonbank subsidiaries	1,070	327	577	(1,974)	—
Investment in subsidiaries
Bank subsidiary	13,061	13,061	—	(26,122)	—
Nonbank subsidiaries	17,433	3,809	—	(21,242)	—
Mortgage servicing rights	—	—	2,519	—	2,519
Premiums receivable and other insurance assets	—	—	1,853	—	1,853
Other assets	2,664	3	16,712	(638)	18,741
Assets of operations held-for-sale	(174)	—	1,244	—	1,070
Total assets	$67,024	$18,044	$160,839	$(61,848)	$184,059
Liabilities
Deposit liabilities
Noninterest-bearing	$—	$—	$2,029	$—	$2,029
Interest-bearing	1,768	—	41,253	—	43,021
Total deposit liabilities	1,768	—	43,282	—	45,050
Short-term borrowings	2,756	136	4,788	—	7,680
Long-term debt	39,524	214	53,056	—	92,794
Intercompany debt to
Nonbank subsidiaries	574	492	10,724	(11,790)	—
Intercompany payables to
Bank subsidiary	39	—	—	(39)	—
Nonbank subsidiaries	1,266	1	750	(2,017)	—
Interest payable	1,167	3	417	—	1,587
Unearned insurance premiums and service revenue	—	—	2,576	—	2,576
Reserves for insurance losses and loss adjustment expenses	—	—	580	—	580
Accrued expenses and other liabilities	559	323	13,839	(637)	14,084
Liabilities of operations held-for-sale	—	—	337	—	337
Total liabilities	47,653	1,169	130,349	(14,483)	164,688
Total equity	19,371	16,875	30,490	(47,365)	19,371
Total liabilities and equity	$67,024	$18,044	$160,839	$(61,848)	$184,059

(a)	Amounts presented are based upon the legal transfer of the underlying assets to VIEs in order to reflect legal ownership.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Condensed Consolidating Statement of Cash Flows

Six months ended June 30, 2012 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Operating activities
Net cash (used in) provided by operating activities	$(453)	$19	$5,699	$(325)	$4,940
Investing activities
Purchases of available-for-sale securities	—	—	(6,758)	—	(6,758)
Proceeds from sales of available-for-sale securities	—	—	5,636	—	5,636
Proceeds from maturities of available-for-sale securities	—	—	2,792	—	2,792
Net (increase) decrease in finance receivables and loans	(1,986)	86	(5,575)	—	(7,475)
Proceeds from sales of finance receivables and loans	—	—	1,978	—	1,978
Net decrease (increase) in loans — intercompany	2,741	232	323	(3,296)	—
Net decrease (increase) in operating lease assets	417	—	(2,875)	—	(2,458)
Capital contributions to subsidiaries	(51)	—	—	51	—
Returns of contributed capital	1,666	—	—	(1,666)	—
Net cash effect from deconsolidation of ResCap	—	—	(539)	—	(539)
Proceeds from sale of business units, net	29	—	487	—	516
Other, net	(43)	—	208	—	165
Net cash provided by (used in) investing activities	2,773	318	(4,323)	(4,911)	(6,143)
Financing activities
Net change in short-term borrowings — third party	202	8	(1,695)	—	(1,485)
Net increase in bank deposits	—	—	2,895	—	2,895
Proceeds from issuance of long-term debt — third party	2,542	—	16,581	—	19,123
Repayments of long-term debt — third party	(1,491)	(27)	(14,398)	—	(15,916)
Net change in debt — intercompany	466	(311)	(2,972)	2,817	—
Dividends paid — third party	(401)	—	—	—	(401)
Dividends paid and returns of contributed capital — intercompany	—	(11)	(1,980)	1,991	—
Capital contributions from parent	—	—	51	(51)	—
Other, net	(245)	—	323	—	78
Net cash provided by (used in) financing activities	1,073	(341)	(1,195)	4,757	4,294
Effect of exchange-rate changes on cash and cash equivalents	(117)	—	78	—	(39)
Net increase (decrease) in cash and cash equivalents	3,276	(4)	259	(479)	3,052
Adjustment for change in cash and cash equivalents of operations held-for-sale	—	—	39	—	39
Cash and cash equivalents at beginning of year	6,261	14	7,276	(516)	13,035
Cash and cash equivalents at June 30,	$9,537	$10	$7,574	$(995)	$16,126

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Six months ended June 30, 2011 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Operating activities
Net cash provided by operating activities	$4,533	$218	$124	$(512)	$4,363
Investing activities
Purchases of available-for-sale securities	—	—	(10,982)	—	(10,982)
Proceeds from sales of available-for-sale securities	1,494	—	6,929	—	8,423
Proceeds from maturities of available-for-sale securities	1	—	2,385	—	2,386
Net (increase) decrease in finance receivables and loans	(7,165)	4	(1,508)	—	(8,669)
Proceeds from sales of finance receivables and loans	1,346	—	—	—	1,346
Net decrease (increase) in loans — intercompany	3,078	(30)	(24)	(3,024)	—
Net (increase) decrease in operating lease assets	(1,004)	—	808	—	(196)
Capital contributions to subsidiaries	(1,091)	(500)	—	1,591	—
Returns of contributed capital	4,037	—	—	(4,037)	—
Proceeds from sale of business units, net	—	—	47	—	47
Other, net	(185)	—	1,056	—	871
Net cash provided by (used in) investing activities	511	(526)	(1,289)	(5,470)	(6,774)
Financing activities
Net change in short-term borrowings — third party	(73)	6	(160)	—	(227)
Net increase in bank deposits	—	—	2,570	—	2,570
Proceeds from issuance of long-term debt — third party	2,549	45	23,631	—	26,225
Repayments of long-term debt — third party	(4,598)	(43)	(18,310)	—	(22,951)
Net change in debt — intercompany	(199)	24	(3,048)	3,223	—
Dividends paid — third party	(419)	—	—	—	(419)
Dividends paid and returns of contributed capital — intercompany	—	(207)	(4,342)	4,549	—
Capital contributions from parent	—	500	1,091	(1,591)	—
Other, net	254	—	297	—	551
Net cash (used in) provided by financing activities	(2,486)	325	1,729	6,181	5,749
Effect of exchange-rate changes on cash and cash equivalents	—	—	(78)	—	(78)
Net increase in cash and cash equivalents	2,558	17	486	199	3,260
Adjustment for change in cash and cash equivalents of operations held-for-sale	—	—	(29)	—	(29)
Cash and cash equivalents at beginning of year	4,665	1	7,508	(504)	11,670
Cash and cash equivalents at June 30,	$7,223	$18	$7,965	$(305)	$14,901
25.    Contingencies and Other Risks
In the normal course of business, we enter into transactions that expose us to varying degrees of risk. For additional information on contingencies and other risks arising from such transactions, refer to Note 31 to the Consolidated Financial Statements in our 2011 Annual Report on Form 10-K.
Mortgage-Related Matters
ResCap Bankruptcy Filing
As described in Note 1 to the Condensed Consolidated Financial Statements, on May 14, 2012, Residential Capital, LLC (ResCap) and certain of its wholly owned direct and indirect subsidiaries (collectively, the Debtors) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (Bankruptcy Court). In connection with the filings, Ally Financial Inc. and its direct and indirect subsidiaries and affiliates (excluding the Debtors and their direct and indirect subsidiaries) (collectively, AFI) reached an agreement with the Debtors and certain creditor constituencies on a prearranged Chapter 11 plan (the Plan).
The contemplated Plan, which has not yet been filed with the Bankruptcy Court and is subject to Bankruptcy Court approval, is based on a settlement (the Settlement) that provides for the release of all existing or potential causes of action between AFI and the Debtors, as well as a release of all existing or potential ResCap-related causes of action against Ally held by third parties.
There can be no assurances that the Bankruptcy Court will confirm the Settlement or the Plan, and even if confirmed, the Settlement and Plan are each subject to several conditions, which may not occur. In particular, the Bankruptcy Court may not approve the proposed release of all existing or potential ResCap-related causes of action against AFI held by third parties. The failure of the Plan being confirmed could result

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

in modifications to the Plan, or the pursuit of an alternative form of reorganization or liquidation. This could result in delay and significant expense, and any modifications to the Plan or other alternative may be less favorable to Ally. If Ally does not receive the releases contemplated by the Plan, the Debtors and/or third party creditors are likely to assert substantial claims directly against Ally, which could have a material adverse impact on our results of operations, financial position or cash flows.
Based on our assessment of the effect of the deconsolidation of ResCap, obligations under the Plan, and other impacts related to the bankruptcy filing, we recorded a charge of $1.2 billion during the three months ended June 30, 2012. Given the inherent uncertainty of the bankruptcy process, it is possible that this amount could be modified in the future.
Mortgage Settlements and Consent Order
On February 9, 2012, we announced that we had reached an agreement with respect to investigations into procedures followed by mortgage servicing companies and banks in connection with mortgage origination and servicing activities and foreclosure home sales and evictions (Mortgage Settlement). Further, as a result of an examination conducted by the FRB and FDIC, on April 13, 2011, we entered into a consent order (the Consent Order) with the FRB and the FDIC, that required, among other things, GMAC Mortgage, LLC to retain independent consultants to conduct a risk assessment related to mortgage servicing activities and, separately, to conduct a review of certain past residential mortgage foreclosure actions. The Debtors are primarily liable for all remaining obligations under both the Mortgage Settlement and Consent Order. AFI is secondarily liable for the specific performance of required actions, and is jointly and severally liable for financial obligations.
Loan Repurchases and Obligations Related to Loan Sales
Representation and Warranty Obligation Reserve Methodology
A significant portion of our representation and warranty obligations were eliminated as a result of the deconsolidation of ResCap. Related to the deconsolidation of ResCap, we allocated a representation and warranty reserve to Ally Bank, which was $124 million at June 30, 2012 with respect to Ally Bank's sold and serviced loans. The current liability for representation and warranty obligations reflects management's best estimate of probable lifetime losses with respect to Ally Bank's mortgage loans sold to Freddie Mac and Fannie Mae. We considered historical and recent demand trends in establishing the reserve. The methodology used to estimate the reserve considers a variety of assumptions including borrower performance (both actual and estimated future defaults), repurchase demand behavior, historical loan defect experience, historical mortgage insurance rescission experience, and historical and estimated future loss experience, which includes projections of future home price changes as well as other qualitative factors including investor behavior. It is difficult to predict and estimate the level and timing of any potential future demands. In cases where we may not be able to reasonably estimate losses, a liability is not recognized. Management monitors the adequacy of the overall reserve and makes adjustments to the level of reserve, as necessary, after consideration of other qualitative factors including ongoing dialogue and experience with counterparties.
At the time a loan is sold, an estimate of the fair value of the liability is recorded and classified in accrued expenses and other liabilities on our Condensed Consolidated Balance Sheet and recorded as a component of gain (loss) on mortgage and automotive loans, net, in our Condensed Consolidated Statement of Comprehensive Income. We recognize changes in the liability when additional relevant information becomes available. Changes in the estimate are recorded as other operating expenses in our Condensed Consolidated Statement of Comprehensive Income. The repurchase reserve at June 30, 2012, relates exclusively to GSE exposure.
The following tables summarize the changes in our reserve for representation and warranty obligations.

Three months ended June 30, ($ in millions)	2012	2011
Balance at April 1,	$811	$830
Provision for mortgage representation and warranty expenses
Loan sales	4	5
Change in estimate — continuing operations	18	184
Total additions	22	189
Resolved claims (a)	(45)	(194)
Recoveries	1	4
Deconsolidation of ResCap	(665)	—
Balance at June 30,	$124	$829

(a)	Includes principal losses and accrued interest on repurchased loans, indemnification payments, and settlements with counterparties.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Six months ended June 30, ($ in millions)	2012	2011
Balance at January 1,	$825	$830
Provision for mortgage representation and warranty expenses
Loan sales	8	11
Change in estimate — continuing operations	37	210
Total additions	45	221
Resolved claims (a)	(87)	(228)
Recoveries	6	6
Deconsolidation of ResCap	(665)	—
Balance at June 30,	$124	$829

(a)	Includes principal losses and accrued interest on repurchased loans, indemnification payments, and settlements with counterparties.
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
We have previously disclosed various litigation matters where certain of Ally's subsidiaries (including the Debtors (as defined above)) were named as defendants in cases relating to mortgage-backed securities and certain other mortgage-related matters. As a result of the bankruptcy filings, all litigation against the Debtors has been automatically stayed and will be resolved in the bankruptcy litigation out of the assets of the estate. Ally believes that it has no potential future liability with respect to any litigation claims pending solely against the Debtors.
Ally Financial Inc. and certain other Ally subsidiaries (excluding the Debtors) are also named as defendants in various cases relating to mortgage-backed securities and certain other mortgage-related matters. These cases include litigation with, among others, the following: Allstate; Assured Guaranty; the Federal Deposit Insurance Corporation (as receiver for Citizens National Bank and Strategic Capital Bank v. Ally Securities LLC, et. a.); the Federal Housing Finance Agency (FHFA); the Federal Home Loan Banks of Indianapolis, Boston and Chicago; Huntington Bancshares; John Hancock; Massachusetts Mutual Life Insurance; New Jersey Carpenters Health Fund; and the Financial Guaranty Insurance Company (collectively, the Remaining Cases). All but two of the Remaining Cases have been stayed through October 31, 2012, subject to permitting certain limited proceedings in some of the Remaining Cases. The FHFA and John Hancock case has not been stayed. We believe that we have strong legal and factual defenses with respect to the Remaining Cases. As described earlier, the proposed bankruptcy Plan provides for a release of all existing and potential causes of action against Ally held by ResCap, and existing and potential ResCap-related causes of action against Ally held by third parties. These releases, if approved by the Bankruptcy Court, would result in Ally being released from any and all potential liability with respect to the Remaining Cases. If the Plan is not approved, or if a Plan is approved that does not include third-party releases, the Remaining Cases would proceed against the Ally defendants. If this occurred, we would vigorously defend them.
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
26.    Subsequent Events
Declaration of Quarterly Dividend Payments
On July 10, 2012, the Ally Board of Directors declared quarterly dividend payments on certain outstanding preferred stock. This included a cash dividend of $1.125 per share, or a total of $134 million, on Fixed Rate Cumulative Mandatorily Convertible Preferred Stock, Series F-2; a cash dividend of $17.50 per share, or a total of $45 million, on Fixed Rate Cumulative Perpetual Preferred Stock, Series G; and a cash dividend of $0.53 per share, or a total of $22 million, on Fixed Rate/Floating Rate Perpetual Preferred Stock, Series A. The dividends are payable on August 15, 2012.

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
The following table presents selected statement of income data.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2012	2011	2012	2011
Total financing revenue and other interest income	$2,412	$2,483	$4,812	$4,961
Interest expense	1,312	1,589	2,750	3,253
Depreciation expense on operating lease assets	318	176	611	446
Net financing revenue	782	718	1,451	1,262
Total other revenue	928	1,057	2,115	2,065
Total net revenue	1,710	1,775	3,566	3,327
Provision for loan losses	29	50	169	163
Total noninterest expense	2,530	1,534	3,880	2,874
(Loss) income from continuing operations before income tax expense	(849)	191	(483)	290
Income tax expense from continuing operations	15	83	79	13
Net (loss) income from continuing operations	(864)	108	(562)	277
(Loss) income from discontinued operations, net of tax	(34)	5	(26)	(18)
Net (loss) income	$(898)	$113	$(588)	$259
Basic and diluted earnings per common share:
Net loss from continuing operations	$(800)	$(62)	$(723)	$(64)
Net loss	(825)	(58)	(743)	(78)
Non-GAAP financial measures (a):
Net (loss) income	$(898)	$113	$(588)	$259
Add: Original issue discount amortization expense (b)	96	274	204	600
Add: Income tax expense from continuing operations	15	83	79	13
Less: (Loss) income from discontinued operations, net of tax	(34)	5	(26)	(18)
Core pretax (loss) income (a)	$(753)	$465	$(279)	$890

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

(b)
Primarily represents original issue discount amortization expense associated with the 2008 bond exchange, including accelerated amortization of $20 million and $50 million for the three months and six months ended June 30, 2011 that was reported as a loss on extinguishment of debt in the Condensed Consolidated Statement of Comprehensive Income.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table presents selected balance sheet and ratio data.

	At and for the three months ended June 30,		At and for the six months ended June 30,
($ in millions)	2012	2011	2012	2011
Selected period-end balance sheet data:
Total assets	$178,560	$178,889	$178,560	$178,889
Long-term debt	$91,096	$91,723	$91,096	$91,723
Preferred stock/interests	$6,940	$6,940	$6,940	$6,940
Total equity	$18,363	$20,423	$18,363	$20,423
Financial ratios
Efficiency ratio (a)	147.95%	86.42%	108.81%	86.38%
Core efficiency ratio (a)	140.09%	74.87%	102.92%	73.19%
Return on assets
Net (loss) income from continuing operations	(1.88)%	0.24%	(0.61)%	0.32%
Net (loss) income	(1.96)%	0.25%	(0.64)%	0.30%
Core pretax (loss) income	(1.64)%	1.05%	(0.30)%	1.02%
Return on equity
Net (loss) income from continuing operations	(18.33)%	2.12%	(5.92)%	2.74%
Net (loss) income	(19.05)%	2.22%	(6.19)%	2.55%
Core pretax (loss) income	(15.98)%	9.12%	(2.94)%	8.79%
Equity to assets	10.27%	11.46%	10.35%	11.59%
Net interest spread (b)	1.55%	1.34%	1.40%	1.10%
Net interest spread excluding original issue discount (b)	1.86%	2.15%	1.73%	2.00%
Net yield on interest-earning assets (c)	1.92%	1.84%	1.79%	1.65%
Net yield on interest-earning assets excluding original issue discount (c)	2.15%	2.50%	2.05%	2.38%
Regulatory capital ratios
Tier 1 capital (to risk-weighted assets) (d)	13.68%	14.65%	13.68%	14.65%
Total risk-based capital (to risk-weighted assets) (e)	14.70%	15.87%	14.70%	15.87%
Tier 1 leverage (to adjusted quarterly average assets) (f)	10.99%	12.47%	10.99%	12.47%
Total equity	$18,363	$20,423	$18,363	$20,423
Goodwill and certain other intangibles	(491)	(533)	(491)	(533)
Unrealized gains and other adjustments	(180)	(315)	(180)	(315)
Trust preferred securities	2,543	2,541	2,543	2,541
Tier 1 capital (d)	20,235	22,116	20,235	22,116
Preferred equity	(6,940)	(6,940)	(6,940)	(6,940)
Trust preferred securities	(2,543)	(2,541)	(2,543)	(2,541)
Tier 1 common capital (non-GAAP) (g)	$10,752	$12,635	$10,752	$12,635
Risk-weighted assets (h)	$147,901	$151,000	$147,901	$151,000
Tier 1 common (to risk-weighted assets) (g)	7.27%	8.37%	7.27%	8.37%

(a)
The efficiency ratio equals total other noninterest expense divided by total net revenue. The core efficiency ratio equals total other noninterest expense divided by total net revenue excluding original issue discount amortization expense. As a result of the bankruptcy filings described in Notes 1 and 25 to the Condensed Consolidated Financial Statements, total other noninterest expense for the three months and six months ended June 30, 2012, was adversely affected. Refer to Note 4 to the Condensed Consolidated Financial Statements for further details.

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
Discontinued Operations
During 2011, we committed to sell certain operations of our International Automotive Finance operations, Insurance operations, and Mortgage operations, and have classified certain of these operations as discontinued. For all periods presented, all of the operating results for these operations were removed from continuing operations. Refer to Note 2 to the Condensed Consolidated Financial Statements for additional information regarding our discontinued operations.
Primary Lines of Business
Our primary lines of business are Global Automotive Services and Mortgage operations. The following table summarizes the operating results excluding discontinued operations of each line of business for the three months and six months ended June 30, 2012 and 2011. Operating results for each of the lines of business are more fully described in the MD&A sections that follow.

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2012	2011	Favorable/ (unfavorable) % change	2012	2011	Favorable/ (unfavorable) % change
Total net revenue (loss)
Global Automotive Services
North American Automotive Finance operations	$951	$992	(4)	$1,805	$1,919	(6)
International Automotive Finance operations	230	228	1	460	452	2
Insurance operations	431	483	(11)	899	968	(7)
Mortgage operations	401	391	3	1,005	804	25
Corporate and Other	(303)	(319)	5	(603)	(816)	26
Total	$1,710	$1,775	(4)	$3,566	$3,327	7
Income (loss) from continuing operations before income tax expense
Global Automotive Services
North American Automotive Finance operations	$631	$559	13	$1,073	$1,077	—
International Automotive Finance operations	72	69	4	117	100	17
Insurance operations	43	72	(40)	167	203	(18)
Mortgage operations	24	(125)	119	215	(82)	n/m
Corporate and Other	(1,619)	(384)	n/m	(2,055)	(1,008)	(104)
Total	$(849)	$191	n/m	$(483)	$290	n/m
n/m = not meaningful

•
Our Global Automotive Services operations offer a wide range of financial services and products to retail automotive consumers and automotive dealerships. Our Global Automotive Services consist of three separate reportable segments — North American Automotive Finance operations, International Automotive Finance operations, and Insurance operations. On May 14, 2012, we announced that we have determined to explore strategic alternatives for all of our international operations. These international operations include automotive finance, insurance, and banking and deposit operations that operate within our North American Automotive Finance operations, International Automotive Finance operations, and Insurance operations operating segments.

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
Our international presence is focused in five core markets: Germany, the United Kingdom, Brazil, Mexico, and China through

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

our joint venture, GMAC-SAIC Automotive Finance Company Limited (GMAC-SAIC).
On June 27, 2012, we announced that Mitsubishi Motors North America, Inc. has selected Ally as the preferred financing provider for Mitsubishi's 100 percent electric-powered Mitsubishi i vehicle model. As a preferred financing provider, Ally Financial will begin offering leasing for other Mitsubishi Motors' vehicles.
On May 22, 2012, we announced that Forest River, Inc., a leading RV manufacturer, has selected Ally Financial as an additional provider for dealer inventory financing in the U.S. In addition, we will also offer dealer real estate and commercial loans, inventory insurance, remarketing services for RV trade-ins, and consumer financing to support new and used RV sales.
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

•	Our remaining Mortgage operations are conducted through the mortgage operations of Ally Bank.
On May 14, 2012, Residential Capital, LLC (ResCap) and certain of its wholly owned direct and indirect subsidiaries (collectively, the Debtors) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. In connection with the filings, Ally Financial Inc. and its direct and indirect subsidiaries and affiliates (excluding the Debtors and their direct and indirect subsidiaries) reached an agreement with the Debtors and certain creditor constituencies on a prearranged Chapter 11 plan. Refer to Note 1 to the Condensed Consolidated Financial Statements for more information regarding the Bankruptcy.
Ally Bank will continue to hold and originate its held-for-investment mortgage loan portfolio (jumbo and prime conforming loans). Ally Bank has decided to exit the warehouse lending business; and accordingly, is not taking on new warehouse lending clients. Ally Bank is committed to an orderly wind-down of these existing activities by the end of the year.

•
Corporate and Other primarily consists of our centralized corporate treasury and deposit gathering activities, such as management of the cash and corporate investment securities portfolios, short- and long-term debt, retail and brokered deposit liabilities, derivative instruments, the amortization of the discount associated with new debt issuances and bond exchanges, most notably from the December 2008 bond exchange, and the residual impacts of our corporate funds-transfer pricing (FTP) and treasury asset liability management (ALM) activities. Corporate and Other also includes our Commercial Finance Group, certain equity investments, and reclassifications and eliminations between the reportable operating segments. Our Commercial Finance Group provides senior secured commercial-lending products to primarily U.S.-based middle market companies.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Consolidated Results of Operations
The following table summarizes our consolidated operating results excluding discontinued operations for the periods shown.

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2012	2011	Favorable/ (unfavorable) % change	2012	2011	Favorable/ (unfavorable) % change
Net financing revenue
Total financing revenue and other interest income	$2,412	$2,483	(3)	$4,812	$4,961	(3)
Interest expense	1,312	1,589	17	2,750	3,253	15
Depreciation expense on operating lease assets	318	176	(81)	611	446	(37)
Net financing revenue	782	718	9	1,451	1,262	15
Other revenue
Net servicing income	143	236	(39)	462	506	(9)
Insurance premiums and service revenue earned	359	399	(10)	734	798	(8)
Gain on mortgage and automotive loans, net	134	116	16	260	206	26
Loss on extinguishment of debt	—	(25)	100	—	(64)	100
Other gain on investments, net	66	92	(28)	156	176	(11)
Other income, net of losses	226	239	(5)	503	443	14
Total other revenue	928	1,057	(12)	2,115	2,065	2
Total net revenue	1,710	1,775	(4)	3,566	3,327	7
Provision for loan losses	29	50	42	169	163	(4)
Noninterest expense
Compensation and benefits expense	389	415	6	864	839	(3)
Insurance losses and loss adjustment expenses	208	227	8	367	397	8
Other operating expenses	1,933	892	(117)	2,649	1,638	(62)
Total noninterest expense	2,530	1,534	(65)	3,880	2,874	(35)
(Loss) income from continuing operations before income tax expense	(849)	191	n/m	(483)	290	n/m
Income tax expense from continuing operations	15	83	82	79	13	n/m
Net (loss) income from continuing operations	$(864)	$108	n/m	$(562)	$277	n/m
n/m = not meaningful
We incurred a net loss from continuing operations of $864 million for the three months ended June 30, 2012, compared to net income from continuing operations of $108 million for the three months ended June 30, 2011, and a net loss from continuing operations of $562 million for the six months ended June 30, 2012, compared to net income from continuing operations of $277 million for the six months ended June 30, 2011. Net income from continuing operations for the three months and six months ended June 30, 2012, was unfavorably impacted by a $1.2 billion charge related to the Debtors' Chapter 11 filing. Refer to Note 1 to the Condensed Consolidated Financial Statements for additional information related to ResCap. This charge was partially offset during both periods in 2012 by lower original issue discount (OID) amortization expense related to bond maturities and normal monthly amortization and an increase in consumer automotive financing revenue related to strong loan origination volume.
Total financing revenue and other interest income decreased by 3% for both the three months and six months ended June 30, 2012, compared to the same periods in 2011. The decreases at our Mortgage operations resulted primarily from the deconsolidation of ResCap effective May 14, 2012. Operating lease revenue at our North American Automotive Finance operations decreased due to a change in portfolio mix primarily associated with the continued wind-down of legacy lease assets. These declines were partially offset by an increase in consumer financing revenue at our North American Automotive operations driven primarily by strong loan origination volume, resulting primarily from increased volumes of used vehicle automotive financing and higher automotive industry sales, as well as limited use of whole-loan sales as a funding source in recent periods. Additionally, we continue to prudently expand our nonprime origination volume.
Interest expense decreased 17% and 15% for the three months and six months ended June 30, 2012, respectively, compared to the same periods in 2011. OID amortization expense decreased $157 million and $345 million for the three months and six months ended June 30, 2012, respectively, compared to the same periods in 2011, due to bond maturities and normal monthly amortization. Additionally, interest expense decreased at our Mortgage operations due to the deconsolidation of ResCap and lower funding costs.
Depreciation expense on operating lease assets increased 81% and 37% for the three months and six months ended June 30, 2012,

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

respectively, compared to the same periods in 2011, primarily due to lower lease remarketing gains as a result of lower lease termination volume.
Net servicing income was $143 million and $462 million for the three months and six months ended June 30, 2012, respectively, compared to $236 million and $506 million for the same periods in 2011. The decreases were primarily due to the deconsolidation of ResCap and lower levels of off-balance sheet automotive retail serviced assets.
Insurance premiums and service revenue earned decreased 10% and 8% for the three months and six months ended June 30, 2012, respectively, compared to the same periods in 2011, primarily due to declining U.S. vehicle service contracts written between 2007 and 2009.
Gain on mortgage and automotive loans increased 16% and 26% for the three months and six months ended June 30, 2012, respectively, compared to the same periods in 2011. The increases were primarily due to higher consumer mortgage lending-production and margins associated with government-sponsored refinancing programs, higher margins on warehouse and correspondent lending due to decreased competition and more selective originations from these channels, and improved gains on specified pooled loans.
Loss on extinguishment of debt decreased $25 million and $64 million for the three months and six months ended June 30, 2012, respectively, compared to the same periods in 2011. The activity in 2011 included $20 million and $50 million of accelerated amortization of original issue discount related to the extinguishment of certain Ally debt for the three months and six months ended June 30, 2011.
Other gain on investments, net, decreased 28% and 11% for the three months and six months ended June 30, 2012, respectively, compared to the same periods in 2011, primarily due to lower realized investment gains.
Other income, net of losses, decreased 5% and increased 14% for the three months and six months ended June 30, 2012, respectively, compared to the same periods in 2011. The increase during the six months ended June 30, 2012, was primarily due to higher fee income and net origination revenue related to increased consumer mortgage-lending production associated with government-sponsored refinancing programs and a decrease in fair value option election valuation losses related to the deconsolidation of ResCap. This increase was partially offset by the absence of a $121 million gain on the early settlement of a loss holdback provision related to certain historical automotive whole-loan forward flow agreements recognized during 2011.
The provision for loan losses was $29 million and $169 million for the three months and six months ended June 30, 2012, respectively, compared to $50 million and $163 million for the same periods in 2011. The decrease for the three months ended June 30, 2012, was driven primarily by lower net charge-offs and a related overall favorable credit risk profile.
Compensation and benefits expense decreased 6% and increased 3% for the three months and six months ended June 30, 2012, respectively, compared to the same periods in 2011. The decrease during the three months ended June 30, 2012, was primarily related the deconsolidation of ResCap. The decrease was partially offset during the three months ended June 30, 2012, by an increase in expense associated with the acceleration of the vesting of our share-based compensation awards. Additionally, the six months ended June 30, 2012, increased due to a revaluation adjustment of our share-based compensation awards and an increase in headcount within our Mortgage operations due to higher consumer-lending production.
Insurance losses and loss adjustment expenses decreased 8% during both the three months and six months ended June 30, 2012, compared to the same periods in 2011. The decreases were primarily driven by decreased volume of our U.S. extended service contracts and lower non-weather-related losses from our international business. These decreases were partially offset by higher weather-related losses in the United States on our dealer inventory insurance products.
Other operating expenses increased 117% and 62% for the three months and six months ended June 30, 2012, respectively, compared to the same periods in 2011, primarily due to a $1.2 billion charge related to the Debtors' Chapter 11 filing, regulatory penalties imposed in foreclosure-related matters of $90 million during the three months ended June 30, 2012, and higher professional services expense. These increases were partially offset by lower mortgage representation and warranty expense related to the deconsolidation of ResCap and lower state and local non-income taxes.
Income tax expense from continuing operations was $15 million and $79 million for the three months and six months ended June 30, 2012, respectively, compared to income tax expense of $83 million and $13 million for the same periods in 2011. The decrease in income tax expense for the three months ended June 30, 2012, compared to the same period in 2011, was primarily related to a $23 million benefit recorded for reversal of a valuation allowance on net deferred tax assets in our Italian subsidiary and a $26 million benefit stemming from the application of intraperiod tax allocation guidelines. The increase in tax expense for the six months ended June 30, 2012, compared to the same period in 2011, was due to a non-recurring 2011 benefit of $101 million related to the reversal of valuation allowance on net deferred tax assets in one of our Canadian subsidiaries.
In calculating the provision for income taxes, we apply an estimated annual effective tax rate to year-to-date ordinary income. We have a full valuation allowance against our domestic net deferred tax assets and certain international net deferred tax assets. Accordingly, income tax expense is driven by foreign income taxes on pretax profits within our foreign operations and U.S. state income taxes in states where profitable subsidiaries are required to file separately from other loss companies in the group or where the use of prior losses is restricted.

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

		Three months ended June 30,				Six months ended June 30,
($ in millions)		2012		2011	Favorable/ (unfavorable) % change	2012	2011	Favorable/ (unfavorable) % change
Net financing revenue
Consumer		$810		$706	15	$1,573	$1,374	14
Commercial		330		329	—	652	655	—
Loans held-for-sale		6		—	n/m	11	—	n/m
Operating leases		574		594	(3)	1,110	1,245	(11)
Other interest income		17		23	(26)	35	46	(24)
Total financing revenue and other interest income		1,737		1,652	5	3,381	3,320	2
Interest expense		585		604	3	1,163	1,186	2
Depreciation expense on operating lease assets		315		170	(85)	606	438	(38)
Net financing revenue		837		878	(5)	1,612	1,696	(5)
Other revenue
Servicing fees		30		42	(29)	60	87	(31)
Gain on automotive loans, net	—	39	15	15	160	39	15	160
Other income		45		57	(21)	94	121	(22)
Total other revenue		114		114	—	193	223	(13)
Total net revenue		951		992	(4)	1,805	1,919	(6)
Provision for loan losses		16		55	71	94	101	7
Noninterest expense
Compensation and benefits expense		108		111	3	227	227	—
Other operating expenses		196		267	27	411	514	20
Total noninterest expense		304		378	20	638	741	14
Income before income tax expense		$631		$559	13	$1,073	$1,077	—
Total assets		$104,927		$90,943	15	$104,927	$90,943	15
Operating data
Retail Originations		$9,617		$8,194	17	$18,544	$18,334	1
Lease Originations		2,053		2,070	(1)	3,672	4,289	(14)
n/m = not meaningful
Our North American Automotive Finance operations earned income before income tax expense of $631 million and $1.1 billion for the three months and six months ended June 30, 2012, respectively, compared to $559 million and $1.1 billion for the three months and six months ended June 30, 2011, respectively. The increase for the three months ended June 30, 2012 was due primarily to lower provision for loan losses, higher gains on the sale of automotive loans, and higher consumer revenue as a result of increased volume and lower operating expenses. These increases were partially offset by lower operating lease remarketing gains due to lower lease terminations, lower servicing

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

fees, and lower lease remarketing income.
Consumer financing revenue increased 15% and 14% for the three months and six months ended June 30, 2012, respectively, compared to the same periods in 2011. The increases were due to an increase in consumer asset levels primarily to strong loan origination volume, resulting primarily from increased volumes of used vehicle automotive financing and higher automotive industry sales, as well as limited use of whole-loan sales as a funding source in recent periods. Additionally, we continue to prudently expand our nonprime origination volume. The increase in consumer revenue from volume was partially offset by lower yields as a result of the competitive market environment for automotive financing.
Operating lease revenue decreased 3% and 11% for the three months and six months ended June 30, 2012, respectively, compared to the same periods in 2011. The decreases were primarily due to a change in portfolio mix associated with the continued wind-down of legacy lease assets. The decrease for the three months ended June 30, 2012 was partially offset by higher leasing volume.
Depreciation expense on operating lease assets increased 85% and 38% for the three months and six months ended June 30, 2012, respectively, compared to the same periods in 2011, primarily due to lower lease remarketing gains as a result of lower lease termination volume. The increase for the three months ended June 30, 2012 was also a result of higher leasing volume.
Servicing fee income decreased 29% and 31% for the three months and six months ended June 30, 2012, respectively, compared to the same periods in 2011, primarily due to lower levels of off-balance sheet retail serviced assets.
Gains on the sale of automotive loans increased $24 million for the three months and six months ended June 30, 2012, respectively, compared to the same periods in 2011, driven by the sale of approximately $2.0 billion of retail automotive loans during the six months ended June 30, 2012 compared to approximately $1.3 billion during the six months ended June 30, 2011. We continue to opportunistically utilize whole-loan sales as a source of funding.
Other income decreased 21% and 22% for the three months and six months ended June 30, 2012, respectively, compared to the same periods in 2011, primarily due to lower remarketing fee income driven by lower remarketing volumes through our proprietary SmartAuction platform.
The provision for loan losses was $16 million and $94 million for the three months and six months ended June 30, 2012, respectively, compared to $55 million and $101 million for the same periods in 2011. The decreases for the three months and six months ended June 30, 2012, were primarily due to lower net charge-offs as a result of continued strong overall portfolio credit quality and favorable pricing in the used vehicle market, as well as continued favorable trends in the commercial portfolio, partially offset by continued growth in the consumer and commercial portfolios.
Other operating expenses decreased 27% and 20% for the three months and six months ended June 30, 2012, respectively, compared to the same periods in 2011. The decreases were primarily driven by favorable state and local tax expense, lower expense related to automotive manufacturer exclusivity arrangements, and lower costs associated with reduced lease termination volumes, including lower vehicle remarketing expenses.

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

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2012	2011	Favorable/ (unfavorable) % change	2012	2011	Favorable/ (unfavorable) % change
Net financing revenue
Consumer	$298	$314	(5)	$602	$601	—
Commercial	90	111	(19)	183	215	(15)
Operating leases	5	4	25	9	8	13
Other interest income	15	23	(35)	32	49	(35)
Total financing revenue and other interest income	408	452	(10)	826	873	(5)
Interest expense	234	274	15	486	527	8
Depreciation expense on operating lease assets	3	6	50	5	8	38
Net financing revenue	171	172	(1)	335	338	(1)
Other revenue
Other income	59	56	5	125	114	10
Total other revenue	59	56	5	125	114	10
Total net revenue	230	228	1	460	452	2
Provision for loan losses	15	7	(114)	62	44	(41)
Noninterest expense
Compensation and benefits expense	43	44	2	87	88	1
Other operating expenses	100	108	7	194	220	12
Total noninterest expense	143	152	6	281	308	9
Income from continuing operations before income tax expense	$72	$69	4	$117	$100	17
Total assets	$15,467	$16,582	(7)	$15,467	$16,582	(7)
Operating data
Consumer originations (a) (b)	$2,306	$2,267	2	$4,599	$4,165	10

(a)	Represents consumer originations for continuing operations only.

(b)
Includes vehicles financed through our joint venture GMAC-SAIC, which is recorded as other income. We own 40% of GMAC-SAIC alongside Shanghai Automotive Group Finance Company LTD and Shanghai General Motors Corporation LTD.

Our International Automotive Finance operations earned income from continuing operations before income tax expense of $72 million and $117 million for the three months and six months ended June 30, 2012, respectively, compared to $69 million and $100 million for the three months and six months ended June 30, 2011. The increases were primarily a result of lower operating expenses driven by lower legal costs in Latin America, our continued focus on cost reduction, and higher income earned from our China joint venture. These increases were partially offset by higher provision for loan losses due to unfavorable credit performance in certain countries in Latin America and unfavorable movements in foreign-currency exchange rates.
Total financing revenue and other interest income decreased $44 million and $47 million for the three months and six months ended June 30, 2012, respectively, compared to the same periods in 2011. The decreases were primarily due to unfavorable movements in foreign-currency exchange rates, which were partially offset by stronger consumer originations, primarily in Brazil.
Interest expense decreased $40 million and $41 million for the three months and six months ended June 30, 2012, respectively, compared to the same periods in 2011, primarily due to movements in foreign-currency exchange rates.
Other income increased 5% and 10% for the three months and six months ended June 30, 2012, respectively, compared to the same periods in 2011, primarily due to higher earnings from our China joint venture.
The provision for loan losses increased $8 million and $18 million for the three months and six months ended June 30, 2012, respectively, compared to the same periods in 2011. The increase in provision is related to increased reserves as a result of a cautious

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

economic outlook primarily in Latin America.
Other operating expenses decreased 7% and 12% for the three months and six months ended June 30, 2012, respectively, compared to the same periods in 2011, primarily due to lower legal expenses in Latin America.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Automotive Financing Volume
Consumer Automotive Financing Volume
The following tables summarize our new and used vehicle consumer financing volume and our share of consumer sales.

	Ally consumer automotive financing volume		% Share of consumer sales
Three months ended June 30, (units in thousands)	2012	2011	2012	2011
GM new vehicles
North America	180	183	33	35
International (excluding China) (a)	102	84	30	25
China (b)	34	30	12	11
Total GM new units financed	316	297
Chrysler new vehicles
North America	96	78	26	27
International (excluding China)	—	—
Total Chrysler new units financed	96	78
Other non-GM / Chrysler new vehicles
North America	24	16
International (excluding China)	1	1
China (b)	24	25
Total other non-GM / Chrysler new units financed	49	42
Used vehicles
North America	130	113
International (excluding China)	11	10
Total used units financed	141	123
Total consumer automotive financing volume	602	540

(a)	Excludes financing volume and GM consumer sales of discontinued operations, as well as GM consumer sales for other countries in which GM operates and in which we have no financing volume.

(b)	Represents vehicles financed through our joint venture GMAC-SAIC. We own 40% of GMAC-SAIC alongside Shanghai Automotive Group Finance Company LTD and Shanghai General Motors Corporation LTD.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

	Ally consumer automotive financing volume		% Share of consumer sales
Six months ended June 30, (units in thousands)	2012	2011	2012	2011
GM new vehicles
North America	337	449	32	43
International (excluding China) (a)	199	159	30	25
China (b)	58	54	10	10
Total GM new units financed	594	662
Chrysler new vehicles
North America	178	153	26	29
International (excluding China)	—	1
Total Chrysler new units financed	178	154
Other non-GM / Chrysler new vehicles
North America	45	35
International (excluding China)	2	2
China (b)	47	46
Total other non-GM / Chrysler new units financed	94	83
Used vehicles
North America	271	238
International (excluding China)	21	19
Total used units financed	292	257
Total consumer automotive financing volume	1,158	1,156

(a)	Excludes financing volume and GM consumer sales of discontinued operations, as well as GM consumer sales for other countries in which GM operates and in which we have no financing volume.

(b)	Represents vehicles financed through our joint venture GMAC-SAIC. We own 40% of GMAC-SAIC alongside Shanghai Automotive Group Finance Company LTD and Shanghai General Motors Corporation LTD.
Consumer automotive financing volume remained relatively flat during the three months and six months ended June 30, 2012, compared to the same periods in 2011. Lower origination volume at GM was offset by used, Chrysler, and non-GM/Chrysler originations. The decrease in North American GM penetration was due to a change in automotive manufacturers' incentive strategy and a decrease in Ally-exclusive incentives. The decrease in North American Chrysler penetration was the result of increased competition, partially offset by an increase in overall Chrysler volume. Increased non-GM/Chrysler and used volume were the result of our continued strategic focus in these markets. The increases and favorable penetration levels in our International operations were primarily due to aggressive GM manufacturer marketing incentive programs coupled with existing Ally campaigns.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Manufacturer Marketing Incentives
The following table presents the percentage of retail and lease contracts acquired by us that included rate support from GM.

Six months ended June 30,	2012	2011
GM subvented volume in North America
As % of GM North American new retail and lease volume acquired by Ally	65%	49%
As % of total North American new and used retail and lease volume acquired by Ally	26%	25%
GM subvented International (excluding China) volume (a)
As % of GM International new retail and lease volume acquired by Ally	71%	64%
As % of total International new and used retail and lease volume acquired by Ally	64%	56%
GM subvented volume in China (b)
As % of GM China new retail and lease volume acquired by Ally	6%	4%
As % of total China new and used retail and lease volume acquired by Ally	3%	2%

(a)	Represents subvention for continuing operations only.

(b)	Represents vehicles financed through our joint venture GMAC-SAIC. We own 40% of GMAC-SAIC alongside Shanghai Automotive Group Finance Company LTD and Shanghai General Motors Corporation LTD.
The following table presents the percentage of Chrysler subvented retail and lease volume acquired by Ally.

Six months ended June 30,	2012	2011
Chrysler subvented volume in North America
As % of Chrysler North American new retail and lease volume acquired by Ally	52%	52%
As % of total North American new and used retail and lease volume acquired by Ally	11%	9%
During the six months ended June 30, 2012, North American retail contracts acquired that included rate subvention from GM and Chrysler increased as a percentage of total new retail contracts acquired as compared to the same period in 2011 due to a change in the mix of manufacturer marketing incentives away from non-rate programs. International retail contracts acquired from GM that included rate and residual subvention increased as a result of aggressive GM campaigns in various international markets.
For further discussion of manufacturing marketing incentives, refer to our Annual Report on Form 10-K for the year ended December 31, 2011, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Automotive Finance Operations.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Commercial Wholesale Financing Volume
The following table summarizes the average balances of our commercial wholesale floorplan finance receivables of new and used vehicles and share of dealer inventory in markets where we operate.

	Average balance		% Share of dealer inventory
Three months ended June 30, ($ in millions)	2012	2011	2012	2011
GM new vehicles
North America (a)	$17,501	$16,455	71	81
International (excluding China) (b) (c)	3,991	4,041	73	77
China (b) (d)	1,822	1,345	81	80
Total GM new vehicles financed	23,314	21,841
Chrysler new vehicles
North America (a)	7,820	8,214	59	67
International (excluding China)	21	22
Total Chrysler new vehicles financed	7,841	8,236
Other non-GM / Chrysler new vehicles
North America	2,470	2,076
International (excluding China)	59	152
China (d)	9	—
Total other non-GM / Chrysler new vehicles financed	2,538	2,228
Used vehicles
North America	3,180	3,126
International (excluding China)	181	182
Total used vehicles financed	3,361	3,308
Total commercial wholesale finance receivables	$37,054	$35,613

(a)	Share of dealer inventory based on a 4 month average of dealer inventory (excludes in-transit units).

(b)	Share of dealer inventory based on wholesale financing share of GM shipments.

(c)
Excludes commercial wholesale finance receivables and dealer inventory of discontinued and wind-down operations as well as dealer inventory for other countries in which GM operates and we had no commercial wholesale finance receivables.

(d)	Represents vehicles financed through our joint venture GMAC-SAIC. We own 40% of GMAC-SAIC alongside Shanghai Automotive Group Finance Company LTD and Shanghai General Motors Corporation LTD.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

	Average balance		% Share of dealer inventory
Six months ended June 30, ($ in millions)	2012	2011	2012	2011
GM new vehicles
North America (a)	$16,830	$15,962	72	82
International (excluding China) (b) (c)	4,090	3,931	75	77
China (b) (d)	1,612	1,106	81	81
Total GM new vehicles financed	22,532	20,999
Chrysler new vehicles
North America (a)	7,783	7,660	59	68
International (excluding China)	20	22
Total Chrysler new vehicles financed	7,803	7,682
Other non-GM / Chrysler new vehicles
North America	2,410	2,128
International (excluding China)	65	140
China (d)	7	—
Total other non-GM / Chrysler new vehicles financed	2,482	2,268
Used vehicles
North America	3,220	3,111
International (excluding China)	176	157
Total used vehicles financed	3,396	3,268
Total commercial wholesale finance receivables	$36,213	$34,217

(a)	Share of dealer inventory based on a 7 month average of dealer inventory (excludes in-transit units).

(b)	Share of dealer inventory based on wholesale financing share of GM shipments.

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
Commercial wholesale financing average volume increased for the three months and six months ended June 30, 2012, compared to the same periods in 2011, primarily due to growing dealer inventories required to support increasing global automobile sales. North American GM and Chrysler wholesale penetration decreased for the three months and six months ended June 30, 2012, compared to the same periods in 2011, due to increased competition in the wholesale marketplace.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Insurance Operations
Results of Operations
The following table summarizes the operating results of our Insurance operations excluding discontinued operations for the periods shown. The amounts presented are before the elimination of balances and transactions with our other reportable segments.

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2012	2011	Favorable/ (unfavorable) % change	2012	2011	Favorable/ (unfavorable) % change
Insurance premiums and other income
Insurance premiums and service revenue earned	$359	$395	(9)	$730	$788	(7)
Investment income	47	70	(33)	129	149	(13)
Other income	25	18	39	40	31	29
Total insurance premiums and other income	431	483	(11)	899	968	(7)
Expense
Insurance losses and loss adjustment expenses	205	221	7	360	378	5
Acquisition and underwriting expense
Compensation and benefits expense	24	24	—	49	51	4
Insurance commissions expense	111	122	9	227	244	7
Other expenses	48	44	(9)	96	92	(4)
Total acquisition and underwriting expense	183	190	4	372	387	4
Total expense	388	411	6	732	765	4
Income from continuing operations before income tax expense	$43	$72	(40)	$167	$203	(18)
Total assets	$8,237	$8,533	(3)	$8,237	$8,533	(3)
Insurance premiums and service revenue written	$386	$397	(3)	$759	$771	(2)
Combined ratio (a)	103.2%	101.7%		96.4%	94.6%

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

Our Insurance operations earned income from continuing operations before income tax expense of $43 million and $167 million for the three months and six months ended June 30, 2012, respectively, compared to $72 million and $203 million for the three months and six months ended June 30, 2011, respectively. The decreases were primarily attributable to lower insurance premiums and service revenue earned from our U.S. vehicle service contracts and lower investment income.
Insurance premiums and service revenue earned decreased 9% and 7% for the three months and six months ended June 30, 2012, respectively, compared to the same periods in 2011, primarily due to declining U.S. vehicle service contracts written between 2007 and 2009.
Investment income totaled $47 million and $129 million for the three months and six months ended June 30, 2012, respectively, compared to $70 million and $149 million for the same periods in 2011. The decreases were primarily due to lower realized investment gains. The fair value of the investment portfolio was $4.2 billion and $4.6 billion at June 30, 2012 and 2011, respectively.
Other income increased $7 million and $9 million for the three months and six months ended June 30, 2012, respectively, compared to the same periods in 2011, primarily due to a gain on the sale of our Canadian personal lines agency during the second quarter of 2012.
Insurance losses and loss adjustment expenses totaled $205 million and $360 million for the three months and six months ended June 30, 2012, respectively, compared to $221 million and $378 million for the three months and six months ended June 30, 2011, respectively. The decreases were driven primarily by decreased volume of our U.S. extended service contracts and lower non-weather-related losses from our international business. These decreases were partially offset by higher weather-related losses in the United States on our dealer inventory insurance products.
Acquisition and underwriting expense decreased 4% for the three months and six months ended June 30, 2012, respectively, compared to the same periods in 2011. The decreases were primarily due to lower commission expense in our U.S. dealership-related products matching our decrease in earned premiums.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table shows premium and service revenue written by insurance product.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2012	2011	2012	2011
Vehicle service contracts
New retail	$109	$93	$204	$183
Used retail	133	137	267	266
Reinsurance	(31)	(24)	(62)	(49)
Total vehicle service contracts	211	206	409	400
Wholesale	31	30	51	52
Other finance and insurance (a)	41	41	73	71
North American operations	283	277	533	523
International operations	103	120	226	248
Total	$386	$397	$759	$771

(a)	Other finance and insurance includes Guaranteed Automobile Protection (GAP) coverage, excess wear and tear, and other ancillary products.
Insurance premiums and service revenue written was $386 million and $759 million for the three months and six months ended June 30, 2012, respectively, compared to $397 million and $771 million for the same periods in 2011. Insurance premiums and service revenue written decreased due to lower volume in our international business partially offset by higher written premiums in our U.S. vehicle service contract products. Vehicle service contract revenue is earned over the life of the service contract on a basis proportionate to the anticipated cost pattern. Accordingly, the majority of earnings from vehicle service contracts written during the three months and six months ended June 30, 2012, will be recognized as income in future periods.
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
The following table summarizes the composition of our Insurance operations cash and investment portfolio at fair value.

($ in millions)	June 30, 2012	December 31, 2011
Cash
Noninterest-bearing cash	$206	$211
Interest-bearing cash	1,105	629
Total cash	1,311	840
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	202	496
Foreign government	754	678
Mortgage-backed	704	590
Asset-backed	8	95
Corporate debt	1,344	1,491
Other debt	15	23
Total debt securities	3,027	3,373
Equity securities	1,151	1,054
Total available-for-sale securities	4,178	4,427
Total cash and securities	$5,489	$5,267

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Mortgage Operations
Results of Operations
The following table summarizes the operating results for our Mortgage operations excluding discontinued operations for the periods shown. Our Mortgage operations include the ResCap legal entity (prior to its deconsolidation from Ally Financial as of May 14, 2012) and the mortgage operations of Ally Bank. Refer to Note 1 to the Condensed Consolidated Financial Statements for further details on ResCap. The amounts presented are before the elimination of balances and transactions with our other reportable segments.

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2012	2011	Favorable/ (unfavorable) % change	2012	2011	Favorable/ (unfavorable) % change
Net financing revenue
Total financing revenue and other interest income	$181	$291	(38)	$440	$590	(25)
Interest expense	148	222	33	350	461	24
Net financing revenue	33	69	52	90	129	30
Servicing fees	186	300	(38)	466	611	(24)
Servicing asset valuation and hedge activities, net	(73)	(105)	30	(64)	(192)	67
Total servicing income, net	113	195	(42)	402	419	(4)
Gain on mortgage loans, net	128	97	32	259	187	39
Other income, net of losses	127	30	n/m	254	69	n/m
Total other revenue	368	322	14	915	675	36
Total net revenue	401	391	3	1,005	804	25
Provision for loan losses	21	37	43	48	84	43
Noninterest expense
Compensation and benefits expense	75	100	25	199	201	1
Representation and warranty expense	18	184	90	37	210	82
Other operating expenses	263	195	(35)	506	391	(29)
Total noninterest expense	356	479	26	742	802	7
Income (loss) from continuing operations before income tax expense	$24	$(125)	119	$215	$(82)	n/m
Total assets	$17,146	$31,323	(45)	$17,146	$31,323	(45)
n/m = not meaningful
Our Mortgage operations earned income from continuing operations before income tax expense of $24 million and $215 million for the three months and six months ended June 30, 2012, respectively, compared to losses from continuing operations before income tax expense of $125 million and $82 million for the three months and six months ended June 30, 2011, respectively. During 2012 we earned higher fee income and net origination revenue related to increased consumer mortgage-lending production associated with government-sponsored refinancing programs and higher net gains on the sale of mortgage loans. Additionally, we incurred lower representation and warranty expense resulting from the deconsolidation of ResCap during the second quarter of 2012. Refer to Note 1 to the Condensed Consolidated Financial Statements for further information regarding ResCap.
Net financing revenue was $33 million and $90 million for the three months and six months ended June 30, 2012, respectively, compared to $69 million and $129 million for the same periods in 2011. The decreases in net financing revenue were primarily due to the deconsolidation of ResCap during the second quarter of 2012. Additionally, total financing revenue and other interest income decreased during both periods due to lower average yield mix as higher rate Ally Bank mortgage loans run off. Partially offsetting the decreases was lower interest expense related to lower funding costs.
Total servicing income, net was $113 million and $402 million for the three months and six months ended June 30, 2012, respectively, compared to $195 million and $419 million for the same periods in 2011. The decreases in total servicing income were primarily related to the deconsolidation of ResCap.
The net gain on mortgage loans increased 32% and 39% for the three months and six months ended June 30, 2012, respectively, compared to the same periods in 2011. The increases were primarily due to higher consumer mortgage lending-production and margins associated with government-sponsored refinancing programs, higher margins on warehouse and correspondent lending due to decreased competition and more selective originations from these channels, and improved gains on specified pooled loans.
Other income, net of losses, was $127 million and $254 million for the three months and six months ended June 30, 2012, respectively,

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

compared to $30 million and $69 million for the same periods in 2011. The increases were primarily due to higher fee income and net origination revenue related to increased consumer mortgage lending-production associated with government-sponsored refinancing programs and a decrease in fair value option election valuation losses resulting from the deconsolidation of ResCap.
The provision for loan losses was $21 million and $48 million for the three months and six months ended June 30, 2012, respectively, compared to $37 million and $84 million for the same periods in 2011. The decreases for the three months and six months ended June 30, 2012, were primarily due to lower net charge-offs in 2012 due to the continued runoff of legacy mortgage assets.
Total noninterest expense decreased 26% and 7% for the three months and six months ended June 30, 2012, respectively, compared to the same periods in 2011. The decreases were primarily driven by lower representation and warranty expense resulting from the deconsolidation of ResCap. The decreases were partially offset by regulatory penalties imposed in foreclosure-related matters of $90 million during the three months ended June 30, 2012.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Mortgage Loan Production and Servicing
Mortgage loan production was $5.9 billion and $14.5 billion for the three months and six months ended June 30, 2012, compared to $12.6 billion and $24.8 billion for the same periods in 2011. Loan production decreased $6.7 billion, or 53%, and $10.2 billion, or 41%, for the three months and six months ended June 30, 2012, compared to the same periods in 2011. The declines in loan production were largely driven by our reduced presence in the correspondent lending channel, partially offset by increased volume in our direct channels associated with government-sponsored refinancing programs.
The following tables summarize consumer mortgage loan production.

	2012		2011
Three months ended June 30, ($ in millions)	Number of loans	Dollar amount of loans	Number of loans	Dollar amount of loans
Production by product type
Prime conforming	23,656	$4,877	46,641	$10,587
Prime nonconforming	716	580	335	291
Prime second-lien	—	—	—	—
Government	2,234	486	7,703	1,466
Nonprime	—	—	—	—
Total U.S. production by product type	26,606	5,943	54,679	12,344
International production	—	—	1,374	283
Total production by product type	26,606	$5,943	56,053	$12,627
U.S. production by channel
Direct lending	15,973	$3,203	7,775	$1,461
Correspondent lender and secondary market purchases	8,398	2,128	44,702	10,218
Mortgage brokers	2,235	612	2,202	665
Total U.S. production by channel	26,606	$5,943	54,679	$12,344

	2012		2011
Six months ended June 30, ($ in millions)	Number of loans	Dollar amount of loans	Number of loans	Dollar amount of loans
Production by product type
Prime conforming	54,687	$11,520	92,072	$20,513
Prime nonconforming	1,294	1,044	790	675
Prime second-lien	—	—	—	—
Government	9,055	1,975	15,240	3,003
Nonprime	—	—	—	—
Total U.S. production by product type	65,036	14,539	108,102	24,191
International production	—	—	2,838	595
Total production by product type	65,036	$14,539	110,940	$24,786
U.S. production by channel
Direct lending	33,765	$6,894	14,789	$2,830
Correspondent lender and secondary market purchases	25,427	6,081	90,245	20,488
Mortgage brokers	5,844	1,564	3,068	873
Total U.S. production by channel	65,036	$14,539	108,102	$24,191

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

As of June 30, 2012, all serviced mortgage assets are held by Ally Bank. ResCap was deconsolidated from Ally Financial as of May 14, 2012. Refer to Note 1 to the Condensed Consolidated Financial Statements for further details on ResCap. The following table summarizes the primary mortgage loan-servicing portfolio.

($ in millions)	June 30, 2012	December 31, 2011
U.S. primary servicing portfolio
Prime conforming	$123,192	$226,239
Prime nonconforming	12,575	47,767
Prime second-lien	1,240	6,871
Government	95	49,027
Nonprime	—	20,753
International primary servicing portfolio	—	5,773
Total primary servicing portfolio (a)	$137,102	$356,430

(a)	Excludes loans for which we acted as a subservicer. Subserviced loans totaled $0 billion and $26.4 billion at June 30, 2012, and December 31, 2011, respectively.
For more information regarding our serviced mortgage assets, refer to Note 11 to the Condensed Consolidated Financial Statements.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Loans Outstanding
Consumer mortgage loans held-for-sale and consumer mortgage loans held-for-investment as of June 30, 2012, represent loans held by Ally Bank. ResCap was deconsolidated from Ally Financial as of May 14, 2012. Refer to Note 1 to the Condensed Consolidated Financial Statements for further details on ResCap.
Consumer mortgage loans held-for-sale were as follows.

($ in millions)	June 30, 2012	December 31, 2011
Prime conforming	$1,225	$3,345
Prime nonconforming	—	571
Prime second-lien	—	545
Government (a)	88	3,294
Nonprime	—	561
International	—	17
Total (b)	1,313	8,333
Net premiums (discounts)	26	(221)
Fair value option election adjustment	38	60
Lower-of-cost or fair value adjustment	—	(60)
Total, net (c)	$1,377	$8,112

(a)
Includes loans subject to conditional repurchase options of $0 million and $2.3 billion sold to Ginnie Mae-guaranteed securitizations at June 30, 2012, and December 31, 2011, respectively. The corresponding liability is recorded in accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet.

(b)
Includes unpaid principal write-down of $0 million and $1.5 billion at June 30, 2012, and December 31, 2011, respectively. The amounts are write-downs taken upon the transfer of mortgage loans from held-for-investment to held-for-sale during the fourth quarter of 2009 and charge-offs taken in accordance with our charge-off policy.

(c)
Includes loans subject to conditional repurchase options of $0 million and $106 million sold to off-balance sheet private-label securitizations at June 30, 2012, and December 31, 2011, respectively. The corresponding liability is recorded in accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet.

Consumer mortgage loans held-for-investment were as follows.

($ in millions)	June 30, 2012	December 31, 2011
Prime conforming	$257	$278
Prime nonconforming	8,213	8,069
Prime second-lien	1,241	2,200
Government	—	—
Nonprime	—	1,349
International	—	422
Total	9,711	12,318
Net premiums	43	38
Fair value option election adjustment	—	(1,601)
Allowance for loan losses	(452)	(495)
Total, net (a)	$9,302	$10,260

(a)
At June 30, 2012, and December 31, 2011, the carrying value of mortgage loans held-for-investment relating to securitization transactions accounted for as on-balance sheet securitizations and pledged as collateral totaled $0 million and $837 million, respectively. The investors in these on-balance sheet securitizations have no recourse to our other assets beyond the loans pledged as collateral other than market customary representation and warranty provisions.

Mortgage Related Matters
Refer to Note 25 to the Condensed Consolidated Financial Statements for information related to these matters.

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

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2012	2011	Favorable/ (unfavorable) % change	2012	2011	Favorable/ (unfavorable) % change
Net financing loss
Total financing revenue and other interest income	$43	$41	5	$81	$88	(8)
Interest expense
Original issue discount amortization	100	257	61	211	556	62
Other interest expense	225	210	(7)	499	480	(4)
Total interest expense	325	467	30	710	1,036	31
Net financing loss	(282)	(426)	34	(629)	(948)	34
Other revenue
Loss on extinguishment of debt	—	(25)	100	—	(64)	100
Other gain on investments, net	36	40	(10)	60	65	(8)
Other income, net of losses	(57)	92	(162)	(34)	131	(126)
Total other (loss) revenue	(21)	107	(120)	26	132	(80)
Total net loss	(303)	(319)	5	(603)	(816)	26
Provision for loan losses	(23)	(49)	(53)	(35)	(66)	(47)
Noninterest expense
Compensation and benefits expense	139	136	(2)	302	272	(11)
Other operating expense (a)	1,200	(22)	n/m	1,185	(14)	n/m
Total noninterest expense	1,339	114	n/m	1,487	258	n/m
Loss from continuing operations before income tax expense	$(1,619)	$(384)	n/m	$(2,055)	$(1,008)	(104)
Total assets	$32,783	$31,508	4	$32,783	$31,508	4
n/m = not meaningful

(a)
Includes a reduction of $173 million and $386 million for the three months and six months ended June 30, 2012, respectively, and $208 million and $408 million for the three months and six months ended June 30, 2011, respectively, related to the allocation of corporate overhead expenses to other segments. The receiving segments record their allocation of corporate overhead expense within other operating expense.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table summarizes the components of net financing losses for Corporate and Other.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2012	2011	2012	2011
Original issue discount amortization
2008 bond exchange amortization	$(92)	$(248)	$(196)	$(534)
Other debt issuance discount amortization	(8)	(9)	(15)	(22)
Total original issue discount amortization (a)	(100)	(257)	(211)	(556)
Net impact of the funds transfer pricing methodology
Cost of liquidity	(160)	(165)	(325)	(352)
Funds-transfer pricing / cost of funds mismatch	(102)	(75)	(249)	(182)
Benefit of net non-earning assets	61	44	118	86
Total net impact of the funds transfer pricing methodology	(201)	(196)	(456)	(448)
Other (including Commercial Finance Group net financing revenue)	19	27	38	56
Total net financing losses for Corporate and Other	$(282)	$(426)	$(629)	$(948)
Outstanding original issue discount balance	$1,992	$2,564	$1,992	$2,564

(a)	Amortization is included as interest on long-term debt in the Condensed Consolidated Statement of Comprehensive Income.
The following table presents the scheduled remaining amortization of the original issue discount at June 30, 2012.

Year ended December 31, ($ in millions)	2012 (a)	2013	2014	2015	2016	2017 and thereafter (b)	Total
Original issue discount
Outstanding balance	$1,852	$1,586	$1,393	$1,335	$1,272	$—
Total amortization (c)	140	266	193	58	63	1,272	$1,992
2008 bond exchange amortization (d)	124	241	166	43	53	1,125	1,752

(a)	Represents the remaining future original issue discount amortization expense to be recorded during 2012.

(b)	The maximum annual scheduled amortization for any individual year is $158 million in 2030 of which $152 million is related to 2008 bond exchange amortization.

(c)	The amortization is included as interest on long-term debt on the Condensed Consolidated Statement of Comprehensive Income.

(d)	2008 bond exchange amortization is included in total amortization.
Loss from continuing operations before income tax expense for Corporate and Other was $1.6 billion and $2.1 billion for the three months and six months ended June 30, 2012, respectively, compared to $384 million and $1.0 billion for the three months and six months ended June 30, 2011, respectively. Corporate and Other’s loss from continuing operations before income tax expense is driven by net financing losses, which primarily represents original issue discount amortization expense and the net impact of our FTP methodology, which includes the unallocated cost of maintaining our liquidity and investment portfolios and other unassigned funding costs and unassigned equity.
The higher losses from continuing operations before income tax expense for the three months and six months ended June 30, 2012, were primarily due to a $1.2 billion charge related to the Debtors' Chapter 11 filing. Refer to Note 1 to the Condensed Consolidated Financial Statements for additional information related to ResCap. Additionally, the higher losses were impacted by the absence of a $121 million gain on the early settlement of a loss holdback provision related to certain historical automotive whole-loan forward flow agreements recognized during 2011. Partially offsetting the higher losses were decreases in OID amortization expense related to bond maturities and normal monthly amortization. Additionally, we incurred no accelerated amortization of OID for the three months and six months ended June 30, 2012, compared to $20 million and $50 million for the three months and six months ended June 30, 2011, respectively.
Corporate and Other also includes the results of our Commercial Finance Group. Our Commercial Finance Group earned income from continuing operations before income tax expense of $33 million and $64 million for the three months and six months ended June 30, 2012, respectively, compared to $82 million and $133 million for the three months and six months ended June 30, 2011, respectively. The decrease was primarily related to 2012 recoveries of previously charged-off finance receivables and loans having a less favorable impact on provision expense than the 2011 release of specific reserves and a decrease in non-specific loss reserves driven by a decline in the size of the loan portfolio.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Cash and Securities
The following table summarizes the composition of the cash and securities portfolio held at fair value by Corporate and Other.

($ in millions)	June 30, 2012	December 31, 2011
Cash
Noninterest-bearing cash	$1,897	$1,768
Interest-bearing cash	12,896	9,781
Total cash	14,793	11,549
Trading securities
Mortgage-backed	—	589
Total trading securities	—	589
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	676	1,051
U.S. states and political subdivisions	—	1
Foreign government	95	106
Mortgage-backed	5,550	6,722
Asset-backed	2,525	2,520
Other debt (a)	338	305
Total debt securities	9,184	10,705
Equity securities	4	4
Total available-for-sale securities	9,188	10,709
Total cash and securities	$23,981	$22,847

(a)	Includes intersegment eliminations.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Risk Management
Managing the risk to reward trade-off is a fundamental component of operating our businesses. Our risk management process is overseen by the Ally Board of Directors (the Board), various risk committees, and the executive leadership team. The Board sets the risk appetite across our company while the risk committees and executive leadership team identify and monitor potential risks and manage the risk to be within our risk appetite. Ally's primary risks include credit, market, lease residual, operational, liquidity, country, and legal and compliance risk. For more information on our risk management process, refer to the Risk Management MD&A section of our 2011 Annual Report on Form 10-K.
Loan and Lease Exposure
The following table summarizes the exposures from our loan and lease activities.

($ in millions)	June 30, 2012	December 31, 2011
Finance receivables and loans
Global Automotive Services	$106,480	$100,734
Mortgage operations	10,969	12,753
Corporate and Other	2,464	1,268
Total finance receivables and loans	119,913	114,755
Held-for-sale loans
Global Automotive Services	623	425
Mortgage operations	1,377	8,112
Corporate and Other	—	20
Total held-for-sale loans	2,000	8,557
Total on-balance sheet loans	$121,913	$123,312
Off-balance sheet securitized loans
Global Automotive Services	$—	$—
Mortgage operations	127,383	326,975
Corporate and Other	—	—
Total off-balance sheet securitized loans	$127,383	$326,975
Operating lease assets
Global Automotive Services	$11,197	$9,275
Mortgage operations	—	—
Corporate and Other	—	—
Total operating lease assets	$11,197	$9,275
Serviced loans and leases
Global Automotive Services	$128,980	$122,881
Mortgage operations (a)	137,102	356,430
Corporate and Other	1,411	1,762
Total serviced loans and leases	$267,493	$481,073

(a)	Includes primary mortgage loan-servicing portfolio only.
The risks inherent in our loan and lease exposures are largely driven by changes in the overall economy, used vehicle and housing pricing, unemployment levels, and their impact to our borrowers. The potential financial statement impact of these exposures varies depending on the accounting classification and future expected disposition strategy. We retain the majority of our automobile loans as they complement our core business model, but we do sell loans from time to time on an opportunistic basis. We primarily originate mortgage loans with the intent to sell them and, as such, retain only a small percentage of the loans that we originate or purchase. Loans that we do not intend to retain are sold to investors, primarily securitizations guaranteed by GSEs. However, we may retain an interest or right to service these loans. We ultimately manage the associated risks based on the underlying economics of the exposure.
Credit Risk Management
Credit risk is defined as the potential failure to receive payments when due from a borrower in accordance with contractual obligations. Therefore, credit risk is a major source of potential economic loss to us. To mitigate the risk, we have implemented specific processes across all lines of business utilizing both qualitative and quantitative analyses. Credit risk is monitored by global and line of business committees and the Risk organization. Together they oversee aspects of the credit decisioning and management processes and monitor that credit risk exposures are managed in a safe-and-sound manner and are within our risk appetite. In addition, our Global Loan Review Group provides an

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

independent assessment of the quality of our credit portfolios and credit risk management practices, and directly reports its findings to the Risk and Compliance Committee on a recurring basis.
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
During the first half of 2012, the U.S. economy continued to expand and the labor market recovered further, but at a slower pace. Within the U.S. automotive portfolio, encouraging trends include seasonally adjusted and annualized industry new vehicle sales above 14 million and strong pricing in used vehicles. Additionally, the housing market continues to show signs of a recovery with home prices increasing on a year-to-year basis. However, we continue to be cautious with the outlook due to weaker global economic growth and potential changes in the U.S. tax policy and federal government spending set to take effect in 2013.
On-balance Sheet Portfolio
Our on-balance sheet portfolio includes both finance receivables and loans and held-for-sale loans. At June 30, 2012, this primarily included $107.1 billion of automobile finance receivables and loans and $12.3 billion of mortgage finance receivables and loans. Within our on-balance sheet portfolio, we have elected to account for certain mortgage loans at fair value. The valuation allowance recorded on fair value-elected loans is separate from the allowance for loan losses. Changes in the fair value of loans are classified as gain on mortgage and automotive loans, net, in the Condensed Consolidated Statement of Comprehensive Income.
During the six months ended June 30, 2012, we further executed on our strategy of discontinuing and selling or liquidating nonstrategic operations. Refer to Note 2 to the Condensed Consolidated Financial Statements for additional information.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table presents our total on-balance sheet consumer and commercial finance receivables and loans reported at carrying value before allowance for loan losses.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more (b)
($ in millions)	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Consumer
Finance receivables and loans
Loans at historical cost	$77,959	$73,452	$708	$567	$4	$4
Loans at fair value	—	835	—	210	—	—
Total finance receivables and loans	77,959	74,287	708	777	4	4
Loans held-for-sale	2,000	8,537	5	2,820	—	73
Total consumer loans	79,959	82,824	713	3,597	4	77
Commercial
Finance receivables and loans
Loans at historical cost	41,954	40,468	287	339	—	—
Loans at fair value	—	—	—	—	—	—
Total finance receivables and loans	41,954	40,468	287	339	—	—
Loans held-for-sale	—	20	—	—	—	—
Total commercial loans	41,954	40,488	287	339	—	—
Total on-balance sheet loans	$121,913	$123,312	$1,000	$3,936	$4	$77

(a)	Includes nonaccrual troubled debt restructured loans of $326 million and $934 million at June 30, 2012, and December 31, 2011, respectively.

(b)
Generally, loans that are 90 days past due and still accruing represent loans with government guarantees. This includes no troubled debt restructured loans classified as 90 days past due and still accruing at June 30, 2012 and $42 million at December 31, 2011.

Total on-balance sheet loans outstanding at June 30, 2012, decreased $1.4 billion to $121.9 billion from December 31, 2011 reflecting a decrease of $2.9 billion in the consumer portfolio and an increase of $1.5 billion in the commercial portfolio. The decrease in total on-balance sheet loans outstanding was primarily driven by the deconsolidation of ResCap, partially offset by strong automobile consumer loan originations and higher dealer floorplan loans, both primarily due to increased automotive industry sales. Refer to Note 1 to the Condensed Consolidated Financial Statements for additional information related to ResCap.
The total TDRs outstanding at June 30, 2012, decreased $1.1 billion to $832 million from December 31, 2011. The decrease was due to the deconsolidation of ResCap.
Total nonperforming loans at June 30, 2012, decreased $2.9 billion to $1.0 billion from December 31, 2011, reflecting a decrease of $2.9 billion of consumer nonperforming loans and a decrease of $52 million of commercial nonperforming loans. The decrease in total nonperforming loans from December 31, 2011, was primarily due to the deconsolidation of ResCap.
The following table includes consumer and commercial net charge-offs from finance receivables and loans at historical cost and related ratios reported at carrying value before allowance for loan losses.

	Three months ended June 30,				Six months ended June 30,
	Net charge-offs (recoveries)		Net charge-off ratios (a)		Net charge-offs (recoveries)		Net charge-off ratios (a)
($ in millions)	2012	2011	2012	2011	2012	2011	2012	2011
Consumer
Finance receivables and loans at historical cost	$107	$104	0.5%	0.6%	$224	$273	0.6%	0.8%
Commercial
Finance receivables and loans at historical cost	(19)	17	(0.2)	0.2	(29)	37	(0.1)	0.2
Total finance receivables and loans at historical cost	$88	$121	0.3	0.4	$195	$310	0.3	0.6

(a)
Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the year for each loan category.

Net charge-offs were $88 million and $195 million for the three months and six months ended June 30, 2012, compared to $121 million and $310 million for the three months and six months ended June 30, 2011. The declines are largely due to recoveries in the commercial portfolio. Loans held-for-sale are accounted for at the lower-of-cost or fair value, and therefore we do not record charge-offs.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

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
Consumer Credit Portfolio
During the three months and six months ended June 30, 2012, the credit performance of the consumer portfolio remained strong as our nonperforming finance receivables and loans as a percentage of total outstanding consumer finance receivables and loans and charge-off rate were relatively stable. For information on our consumer credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements in our 2011 Annual Report on Form 10-K.
The following table includes consumer finance receivables and loans recorded at historical cost reported at carrying value before allowance for loan losses.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more (b)
($ in millions)	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Domestic
Consumer automobile	$50,697	$46,576	$189	$139	$—	$—
Consumer mortgage
1st Mortgage	7,030	6,867	375	258	2	1
Home equity	2,793	3,102	36	58	—	—
Total domestic	60,520	56,545	600	455	2	1
Foreign
Consumer automobile	17,439	16,883	108	89	2	3
Consumer mortgage
1st Mortgage	—	24	—	23	—	—
Home equity	—	—	—	—	—	—
Total foreign	17,439	16,907	108	112	2	3
Total consumer finance receivables and loans	$77,959	$73,452	$708	$567	$4	$4

(a)	Includes nonaccrual troubled debt restructured loans of $293 million and $180 million at June 30, 2012, and December 31, 2011, respectively.

(b)	There were no troubled debt restructured loans classified as 90 days past due and still accruing at June 30, 2012, and December 31, 2011.
Total consumer outstanding finance receivables and loans increased $4.5 billion at June 30, 2012 compared with December 31, 2011. This increase was driven by automobile consumer loan originations, which outpaced portfolio runoff, primarily due to increased industry sales and growth in used and non-GM/Chrysler originations and aggressive GM manufacturer marketing incentive program.
Total consumer nonperforming finance receivables and loans at June 30, 2012, increased $141 million to $708 million from December 31, 2011, reflecting an increase of $72 million of consumer mortgage nonperforming finance receivables and loans and an increase of $69 million of consumer automobile nonperforming finance receivables and loans. Nonperforming consumer mortgage finance receivables and loans increased primarily due to increased TDRs as we continue foreclosure prevention and loss mitigation procedures along with our participation in a variety of government-sponsored refinancing programs. Refer to Note 8 to the Condensed Consolidated Financial Statements for additional information. Nonperforming consumer automotive finance receivables and loans increased due in part to higher outstandings and economic stresses in certain areas in Latin America. Nonperforming consumer finance receivables and loans as a percentage of total outstanding consumer finance receivables and loans were 0.9% and 0.8% at June 30, 2012 and December 31, 2011, respectively.
Consumer domestic automotive loans accruing and past due 30 days or more decreased $94 million to $689 million at June 30, 2012, compared with December 31, 2011, largely due to normal seasonal trends.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table includes consumer net charge-offs from finance receivables and loans at historical cost and related ratios reported at carrying value before allowance for loan losses.

	Three months ended June 30,				Six months ended June 30,
	Net charge-offs		Net charge-off ratios (a)		Net charge-offs		Net charge-off ratios (a)
($ in millions)	2012	2011	2012	2011	2012	2011	2012	2011
Domestic
Consumer automobile	$43	$44	0.3%	0.4%	$97	$133	0.4%	0.7%
Consumer mortgage
1st Mortgage	24	25	1.4	1.5	47	61	1.4	1.8
Home equity	13	17	1.8	2.1	33	38	2.2	2.3
Total domestic	80	86	0.5	0.7	177	232	0.6	0.9
Foreign
Consumer automobile	27	16	0.6	0.4	47	39	0.5	0.5
Consumer mortgage
1st Mortgage	—	2	6.4	2.9	—	2	4.7	1.2
Home equity	—	—	—	—	—	—	—	—
Total foreign	27	18	0.6	0.4	47	41	0.5	0.5
Total consumer finance receivables and loans	$107	$104	0.5	0.6	$224	$273	0.6	0.8

(a)
Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the year for each loan category.

Our net charge-offs from total consumer automobile finance receivables and loans increased $10 million for the three months and decreased $28 million for the six months ended June 30, 2012, compared to the same periods in 2011. The increase in net charge-offs was primarily due to economic stresses in certain areas in Latin America. The decrease in net charge offs for the six months ended June 30, 2012, was primarily due to lower loss frequency reflecting the modest U.S. economic improvements and reduced loss severity due to strong used vehicle pricing.
Our net charge-offs from total consumer mortgage receivables and loans were $37 million and $80 million for the three months and six months ended June 30, 2012, compared to $44 million and $101 million for the same periods in 2011. The decreases were driven by the improved mix of remaining loans as the lower quality legacy loans continued to runoff.
The following table summarizes the unpaid principal balance of total consumer loan originations for the periods shown. Total consumer loan originations include loans classified as finance receivables and loans and loans held-for-sale during the period.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2012	2011	2012	2011
Domestic
Consumer automobile	$8,489	$7,384	$16,597	$16,768
Consumer mortgage
1st Mortgage	5,943	12,344	14,539	24,191
Home equity	—	—	—	—
Total domestic	14,432	19,728	31,136	40,959
Foreign
Consumer automobile	2,768	2,358	5,312	4,422
Consumer mortgage
1st Mortgage	—	283	—	595
Home equity	—	—	—	—
Total foreign	2,768	2,641	5,312	5,017
Total consumer loan originations	$17,200	$22,369	$36,448	$45,976
Total automobile-originated loans increased $1.5 billion and $719 million for the three months and six months ended June 30, 2012,

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

respectively, compared to the same periods in 2011. The increase was primarily due to higher industry sales, growth in used and non-GM/Chrysler originations, and aggressive GM manufacturer marketing incentive programs, partially offset by lower origination volume at GM.
Total mortgage-originated loans decreased $6.7 billion and $10.2 billion for the three months and six months ended June 30, 2012. The decline in loan production was primarily driven by the reduction in correspondent lending.
Consumer loan originations retained on-balance sheet as held-for-investment were $11.8 billion and $23.0 billion for the three months and six months ended June 30, 2012, and $10.0 billion and $21.9 billion for the three months and six months ended June 30, 2011. The increase was primarily due to increased automobile originations driven by higher industry sales, growth in used and non-GM/Chrysler originations, and aggressive GM manufacturer marketing incentive programs.
The following table shows the percentage of total consumer finance receivables and loans recorded at historical cost reported at carrying value before allowance for loan losses by state and foreign concentration. Total automobile loans were $68.1 billion and $63.5 billion at June 30, 2012, and December 31, 2011, respectively. Total mortgage and home equity loans were $9.8 billion and $10.0 billion at June 30, 2012, and December 31, 2011, respectively.

	June 30, 2012 (a)		December 31, 2011
	Automobile	1st Mortgage and home equity	Automobile	1st Mortgage and home equity
Texas	9.7%	5.8%	9.5%	5.5%
California	4.2	27.5	4.6	25.7
Florida	4.9	3.8	4.8	4.0
Michigan	3.8	4.3	4.0	4.8
Pennsylvania	3.7	1.6	3.6	1.6
Illinois	3.2	4.8	3.1	5.0
New York	3.5	2.1	3.5	2.3
Ohio	3.0	0.9	2.9	1.0
Georgia	2.6	1.9	2.5	1.8
North Carolina	2.3	2.1	2.2	2.1
Other United States	33.4	45.2	32.9	45.9
Canada	11.2	—	11.8	0.2
Brazil	4.6	—	4.7	—
Germany	3.9	—	4.3	—
Other foreign	6.0	—	5.6	0.1
Total consumer loans	100.0%	100.0%	100.0%	100.0%

(a)	Presentation is in descending order as a percentage of total consumer finance receivables and loans at June 30, 2012.
We monitor our consumer loan portfolio for concentration risk across the geographies in which we lend. The highest concentrations of loans in the United States are in Texas and California, which represented an aggregate of 16.4% of our total outstanding consumer finance receivables and loans at both June 30, 2012 and December 31, 2011.
Concentrations in our Mortgage operations are closely monitored given the volatility of the housing markets. Our consumer mortgage loan concentrations in California, Florida, and Michigan receive particular attention as the real estate value depreciation in these states has been amongst the most severe.
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
Repossessed assets in our Automotive Finance operations at June 30, 2012, decreased $1 million to $55 million from December 31, 2011. Foreclosed mortgage assets at June 30, 2012, decreased $74 million to $3 million from December 31, 2011, primarily due to the deconsolidation of ResCap.
Higher-Risk Mortgage Loans
Since 2009, we primarily focused our origination efforts on prime conforming and government-insured residential mortgages in the United States. However, we continued to hold mortgage loans originated in prior years that have features that expose us to potentially higher

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

credit risk including high original loan-to-value mortgage loans (prime or nonprime), payment-option adjustable-rate mortgage loans (prime nonconforming), interest-only mortgage loans (classified as prime conforming or nonconforming for domestic production and prime nonconforming or nonprime for international production), and teaser-rate mortgages (prime or nonprime).
In circumstances when a loan has features such that it falls into multiple categories, it is classified to a category only once based on the following hierarchy: (1) high original loan-to-value (LTV) mortgage loans, (2) payment-option adjustable-rate mortgage loans, (3) interest-only mortgage loans, and (4) below-market rate (teaser) mortgages. Given the continued stress within the housing market, we believe this hierarchy provides the most relevant risk assessment of our nontraditional products.
The following table summarizes mortgage finance receivables and loans by higher-risk loan type. These finance receivables and loans are recorded at historical cost and reported at carrying value before allowance for loan losses.

	Outstanding		Nonperforming		Accruing past due 90 days or more
($ in millions)	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Interest-only mortgage loans (a)	$2,527	$2,947	$134	$147	$—	$—
Below-market rate (teaser) mortgages	204	248	4	6	—	—
Total higher-risk mortgage loans	$2,731	$3,195	$138	$153	$—	$—

(a)	The majority of the interest-only mortgage loans are expected to start principal amortization in 2015 or beyond.
High original LTV mortgage finance receivables and loans and payment-option adjustable-rate mortgage finance receivables and loans remained flat at $1 million and $3 million, respectively, at June 30, 2012 and December 31, 2011. There were no high original LTV mortgage loans or payment-option adjustable-rate mortgage loans classified as nonperforming or 90 days past due and still accruing at June 30, 2012 and December 31, 2011.
The allowance for loan losses was $125 million or 4.57% of total higher-risk held-for-investment mortgage loans recorded at historical cost based on carrying value outstanding before allowance for loans losses at June 30, 2012.
The following table includes our five largest state concentrations based on our higher-risk mortgage finance receivables and loans recorded at historical cost and reported at carrying value before allowance for loan losses.

($ in millions)	Interest-only mortgage loans	Below-market rate (teaser) mortgages	Total higher-risk mortgage loans
June 30, 2012
California	$624	$63	$687
Virginia	251	9	260
Maryland	191	6	197
Michigan	149	6	155
Illinois	135	6	141
Other United States	1,177	114	1,291
Total higher-risk mortgage loans	$2,527	$204	$2,731
December 31, 2011
California	$748	$78	$826
Virginia	274	10	284
Maryland	217	6	223
Michigan	199	9	208
Illinois	153	8	161
Other United States	1,356	137	1,493
Total higher-risk mortgage loans	$2,947	$248	$3,195

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Commercial Credit Portfolio
During the three months and six months ended June 30, 2012, the credit performance of the commercial portfolio improved as nonperforming finance receivables and loans and net charge-offs declined. For information on our commercial credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements in our 2011 Annual Report on Form 10-K.
The following table includes total commercial finance receivables and loans reported at carrying value before allowance for loan losses.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more (b)
($ in millions)	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Domestic
Commercial and industrial
Automobile	$28,061	$26,552	$141	$105	$—	$—
Mortgage	1,146	1,887	—	—	—	—
Other (c)	2,391	1,178	37	22	—	—
Commercial real estate
Automobile	2,387	2,331	39	56	—	—
Mortgage	—	—	—	—	—	—
Total domestic	33,985	31,948	217	183	—	—
Foreign
Commercial and industrial
Automobile	7,786	8,265	60	118	—	—
Mortgage	—	24	—	—	—	—
Other (c)	44	63	—	15	—	—
Commercial real estate
Automobile	139	154	10	11	—	—
Mortgage	—	14	—	12	—	—
Total foreign	7,969	8,520	70	156	—	—
Total commercial finance receivables and loans	$41,954	$40,468	$287	$339	$—	$—

(a)	Includes nonaccrual troubled debt restructured loans of $31 million and $21 million at June 30, 2012, and December 31, 2011, respectively.

(b)	There were no troubled debt restructured loans classified as 90 days past due and still accruing at June 30, 2012 and December 31, 2011.

(c)	Other commercial primarily includes senior secured commercial lending.
Total commercial finance receivables and loans outstanding increased $1.5 billion to $42.0 billion at June 30, 2012, from December 31, 2011. The domestic commercial and industrial outstandings increased $2.0 billion primarily due to increased automotive industry sales and corresponding rise in inventories as well as ResCap financing, partially offset by the decline in mortgage warehouse lending's runoff portfolio. The foreign commercial and industrial outstandings decreased $522 million primarily due to weakened economic growth in Europe.
Total commercial nonperforming finance receivables and loans were $287 million at June 30, 2012, a decrease of $52 million compared to December 31, 2011, primarily due to improvement in dealer performance and continued wind-down on non-core commercial assets. Total nonperforming commercial finance receivables and loans as a percentage of outstanding commercial finance receivables and loans were 0.7% and 0.8% at June 30, 2012, and December 31, 2011, respectively.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table includes total commercial net charge-offs from finance receivables and loans at historical cost and related ratios reported at carrying value before allowance for loan losses.

	Three months ended June 30,				Six months ended June 30,
	Net charge-offs (recoveries)		Net charge-off ratios (a)		Net charge-offs (recoveries)		Net charge-off ratios (a)
($ in millions)	2012	2011	2012	2011	2012	2011	2012	2011
Domestic
Commercial and industrial
Automobile	$—	$3	—%	0.1%	$—	$5	—%	—%
Mortgage	—	—	—	(0.1)	—	2	—	0.3
Other	1	(1)	0.2	(0.2)	(4)	(3)	(0.5)	(0.4)
Commercial real estate
Automobile	(2)	4	(0.3)	0.8	(2)	3	(0.2)	0.3
Mortgage	—	—	—	—	—	(1)	—	n/m
Total domestic	(1)	6	—	0.1	(6)	6	—	—
Foreign
Commercial and industrial
Automobile	1	1	—	—	1	3	—	0.1
Mortgage	—	7	6.7	76.6	—	8	2.4	41.8
Other	(19)	1	(167.5)	0.7	(23)	4	(89.9)	2.6
Commercial real estate
Automobile	—	—	(0.1)	—	—	—	(0.1)	—
Mortgage	—	2	24.9	19.9	(1)	16	(11.4)	54.9
Total foreign	(18)	11	(0.8)	0.4	(23)	31	(0.5)	0.6
Total commercial finance receivables and loans	$(19)	$17	(0.2)	0.2	$(29)	$37	(0.1)	0.2
n/m = not meaningful

(a)
Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the year for each loan category.

Our net charge-offs from commercial finance receivables and loans resulted in recoveries of $19 million and $29 million for the three months and six months ended June 30, 2012, respectively, compared to net charge-offs of $17 million and $37 million for the same periods in 2011. The decrease in net charge-offs in the six months period was largely driven by strong recoveries in certain wind-down portfolios and an improved mix of loans in the existing portfolio.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Commercial Real Estate
The commercial real estate portfolio consists of finance receivables and loans issued primarily to automotive dealers. Commercial real estate finance receivables and loans remained flat at $2.5 billion at June 30, 2012, and December 31, 2011.
The following table presents the percentage of total commercial real estate finance receivables and loans by geographic region and property type. These finance receivables and loans are reported at carrying value before allowance for loan losses.

	June 30, 2012	December 31, 2011
Geographic region
Michigan	13.1%	14.1%
Florida	12.4	12.4
Texas	12.2	12.4
California	9.4	9.3
Virginia	4.0	4.1
New York	3.5	3.5
Pennsylvania	2.8	2.9
Georgia	2.6	2.5
Alabama	2.6	2.6
North Carolina	2.2	2.1
Other United States	29.6	27.5
Canada	3.1	3.5
United Kingdom	1.6	1.8
Mexico	0.6	1.0
Other foreign	0.3	0.3
Total commercial real estate finance receivables and loans	100.0%	100.0%
Property type
Automotive dealers	100.0%	99.4%
Other	—	0.6
Total commercial real estate finance receivables and loans	100.0%	100.0%
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

	June 30, 2012	December 31, 2011
Industry
Automotive	87.5%	82.9%
Manufacturing	2.7	1.8
Services	2.6	1.9
Other	7.2	13.4
Total commercial criticized finance receivables and loans	100.0%	100.0%
Total criticized exposures declined $410 million to $2.6 billion at June 30, 2012 from December 31, 2011, primarily due to improvements in the automotive industry as well as the continued wind-down of commercial assets in the real estate industry. The increase in our automotive criticized concentration rate was driven primarily by the decrease in overall criticized outstandings.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Allowance for Loan Losses
The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans.

Three months ended June 30, 2012 ($ in millions)	Consumer automobile	Consumer mortgage	Total consumer	Commercial	Total
Allowance at April 1, 2012	$832	$501	$1,333	$213	$1,546
Charge-offs
Domestic	(85)	(41)	(126)	(1)	(127)
Foreign	(45)	—	(45)	(2)	(47)
Total charge-offs	(130)	(41)	(171)	(3)	(174)
Recoveries
Domestic	42	4	46	2	48
Foreign	18	—	18	20	38
Total recoveries	60	4	64	22	86
Net charge-offs	(70)	(37)	(107)	19	(88)
Provision for loan losses	45	20	65	(36)	29
Deconsolidation of ResCap	—	(9)	(9)	—	(9)
Other	(29)	(3)	(32)	(19)	(51)
Allowance at June 30, 2012	$778	$472	$1,250	$177	$1,427
Allowance for loan losses to finance receivables and loans outstanding at June 30, 2012 (a)	1.1%	4.8%	1.6%	0.4%	1.2%
Net charge-offs to average finance receivables and loans outstanding at June 30, 2012 (a)	0.4%	1.5%	0.5%	(0.2)%	0.3%
Allowance for loan losses to total nonperforming finance receivables and loans at June 30, 2012 (a)	262.5%	114.8%	176.7%	61.5%	143.4%
Ratio of allowance for loans losses to net charge-offs at June 30, 2012	2.8	3.2	2.9	(2.3)	4.1

(a)
Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the unpaid principal balance, net of premiums and discounts.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Three months ended June 30, 2011 ($ in millions)	Consumer automobile	Consumer mortgage	Total consumer	Commercial	Total
Allowance at April 1, 2011	$916	$563	$1,479	$327	$1,806
Charge-offs
Domestic	(95)	(48)	(143)	(12)	(155)
Foreign	(33)	(2)	(35)	(17)	(52)
Total charge-offs	(128)	(50)	(178)	(29)	(207)
Recoveries
Domestic	51	6	57	6	63
Foreign	17	—	17	6	23
Total recoveries	68	6	74	12	86
Net charge-offs	(60)	(44)	(104)	(17)	(121)
Provision for loan losses	51	38	89	(39)	50
Discontinued operations	—	1	1	—	1
Other	4	—	4	(1)	3
Allowance at June 30, 2011	$911	$558	$1,469	$270	$1,739
Allowance for loan losses to finance receivables and loans outstanding at June 30, 2011 (a)	1.6%	5.4%	2.1%	0.7%	1.6%
Net charge-offs to average finance receivables and loans outstanding at June 30, 2011 (a)	0.4%	1.7%	0.6%	0.2%	0.4%
Allowance for loan losses to total nonperforming finance receivables and loans at June 30, 2011 (a)	496.4%	140.1%	252.6%	44.4%	146.0%
Ratio of allowance for loans losses to net charge-offs at June 30, 2011	3.8	3.1	3.5	4.0	3.6

(a)
Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the unpaid principal balance, net of premiums and discounts.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Six months ended June 30, 2012 ($ in millions)	Consumer automobile	Consumer mortgage	Total consumer	Commercial	Total
Allowance at January 1, 2012	$766	$516	$1,282	$221	$1,503
Charge-offs
Domestic	(185)	(86)	(271)	(3)	(274)
Foreign	(81)	—	(81)	(2)	(83)
Total charge-offs	(266)	(86)	(352)	(5)	(357)
Recoveries
Domestic	88	6	94	9	103
Foreign	34	—	34	25	59
Total recoveries	122	6	128	34	162
Net charge-offs	(144)	(80)	(224)	29	(195)
Provision for loan losses	178	48	226	(57)	169
Deconsolidation of ResCap	—	(9)	(9)	—	(9)
Other	(22)	(3)	(25)	(16)	(41)
Allowance at June 30, 2012	$778	$472	$1,250	$177	$1,427
Allowance for loan losses to finance receivables and loans outstanding at June 30, 2012 (a)	1.1%	4.8%	1.6%	0.4%	1.2%
Net charge-offs to average finance receivables and loans outstanding at June 30, 2012 (a)	0.4%	1.6%	0.6%	(0.1)%	0.3%
Allowance for loan losses to total nonperforming finance receivables and loans at June 30, 2012 (a)	262.5%	114.8%	176.7%	61.5%	143.4%
Ratio of allowance for loans losses to net charge-offs at June 30, 2012	2.7	3.0	2.8	(3.1)	3.7

(a)
Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the unpaid principal balance, net of premiums and discounts.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Six months ended June 30, 2011 ($ in millions)	Consumer automobile	Consumer mortgage	Total consumer	Commercial	Total
Allowance at January 1, 2011	$970	$580	$1,550	$323	$1,873
Charge-offs
Domestic	(234)	(108)	(342)	(18)	(360)
Foreign	(75)	(2)	(77)	(48)	(125)
Total charge-offs	(309)	(110)	(419)	(66)	(485)
Recoveries
Domestic	101	9	110	12	122
Foreign	36	—	36	17	53
Total recoveries	137	9	146	29	175
Net charge-offs	(172)	(101)	(273)	(37)	(310)
Provision for loan losses	104	78	182	(19)	163
Discontinued operations	—	1	1	—	1
Other	9	—	9	3	12
Allowance at June 30, 2011	$911	$558	$1,469	$270	$1,739
Allowance for loan losses to finance receivables and loans outstanding at June 30, 2011 (a)	1.6%	5.4%	2.1%	0.7%	1.6%
Net charge-offs to average finance receivables and loans outstanding at June 30, 2011 (a)	0.6%	1.9%	0.8%	0.2%	0.6%
Allowance for loan losses to total nonperforming finance receivables and loans at June 30, 2011 (a)	496.4%	140.1%	252.6%	44.4%	146.0%
Ratio of allowance for loans losses to net charge-offs at June 30, 2011	2.7	2.8	2.7	3.6	2.8

(a)
Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the unpaid principal balance, net of premiums and discounts.

The allowance for consumer loan losses at June 30, 2012, declined $219 million compared to June 30, 2011. The decline reflected the sustained favorable performance of newer originations combined with the runoff portfolios, which was partially offset by an increase in loans outstanding.
The allowance for commercial loan losses declined $93 million at June 30, 2012, compared to June 30, 2011, primarily related to the ongoing strength in dealer performance and general overall improvement in the Commercial Finance Group's portfolio.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Allowance for Loan Losses by Type
The following table summarizes the allocation of the allowance for loan losses by product type.

	2012			2011
June 30, ($ in millions)	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of allowance for loan losses	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of allowance for loan losses
Consumer
Domestic
Consumer automobile	$589	1.2%	41.3%	$723	1.7%	41.6%
Consumer mortgage
1st Mortgage	252	3.6	17.7	295	4.3	17.0
Home equity	220	7.9	15.4	261	8.0	15.0
Total domestic	1,061	1.8	74.4	1,279	2.5	73.6
Foreign
Consumer automobile	189	1.1	13.2	188	1.1	10.8
Consumer mortgage
1st Mortgage	—	—	—	2	0.6	0.1
Home equity	—	—	—	—	—	—
Total foreign	189	1.1	13.2	190	1.1	10.9
Total consumer loans	1,250	1.6	87.6	1,469	2.1	84.5
Commercial
Domestic
Commercial and industrial
Automobile	58	0.2	4.1	78	0.3	4.5
Mortgage	1	0.1	—	1	—	—
Other	46	1.9	3.2	68	4.8	3.9
Commercial real estate
Automobile	38	1.6	2.7	44	2.1	2.6
Mortgage	—	—	—	—	—	—
Total domestic	143	0.4	10.0	191	0.6	11.0
Foreign
Commercial and industrial
Automobile	31	0.4	2.2	68	0.7	3.9
Mortgage	—	—	—	6	19.8	0.3
Other	—	—	—	1	0.6	0.1
Commercial real estate
Automobile	3	1.9	0.2	2	0.8	0.1
Mortgage	—	—	—	2	5.5	0.1
Total foreign	34	0.4	2.4	79	0.8	4.5
Total commercial loans	177	0.4	12.4	270	0.7	15.5
Total allowance for loan losses	$1,427	1.2	100.0%	$1,739	1.6	100.0%

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Provision for Loan Losses
The following table summarizes the provision for loan losses by product type.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2012	2011	2012	2011
Consumer
Domestic
Consumer automobile	$18	$40	$101	$86
Consumer mortgage
1st Mortgage	15	17	25	34
Home equity	5	19	23	42
Total domestic	38	76	149	162
Foreign
Consumer automobile	27	11	77	18
Consumer mortgage
1st Mortgage	—	2	—	2
Home equity	—	—	—	—
Total foreign	27	13	77	20
Total consumer loans	65	89	226	182
Commercial
Domestic
Commercial and industrial
Automobile	(4)	11	(4)	11
Mortgage	—	—	—	1
Other	(3)	(23)	(10)	(31)
Commercial real estate
Automobile	2	(6)	(3)	(7)
Mortgage	—	—	—	—
Total domestic	(5)	(18)	(17)	(26)
Foreign
Commercial and industrial
Automobile	(11)	6	(15)	37
Mortgage	—	(2)	—	(1)
Other	(21)	(26)	(25)	(35)
Commercial real estate
Automobile	—	—	—	—
Mortgage	1	1	—	6
Total foreign	(31)	(21)	(40)	7
Total commercial loans	(36)	(39)	(57)	(19)
Total provision for loan losses	$29	$50	$169	$163

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Market Risk
Our automotive financing, mortgage, and insurance activities give rise to market risk representing the potential loss in the fair value of assets or liabilities and earnings caused by movements in market variables, such as interest rates, foreign-exchange rates, equity prices, market perceptions of credit risk, and other market fluctuations that affect the value of securities and assets held-for-sale. We are primarily exposed to interest rate risk arising from changes in interest rates related to financing, investing, and cash management activities. More specifically, we have entered into contracts to provide financing, to retain mortgage servicing rights, and to retain various assets related to securitization activities all of which are exposed in varying degrees to changes in value due to movements in interest rates. Interest rate risk arises from the mismatch between assets and the related liabilities used for funding. We enter into various financial instruments, including derivatives, to maintain the desired level of exposure to the risk of interest rate fluctuations. Refer to Note 20 to the Condensed Consolidated Financial Statements for further information.
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
We maintain available liquidity in the form of cash, unencumbered highly liquid securities, and available credit facility capacity that, taken together, are intended to allow us to operate and to meet our contractual and contingent obligations in the event of market-wide disruptions and enterprise-specific events. We maintain available liquidity at various entities and consider regulatory restrictions and tax implications that may limit our ability to transfer funds across entities. At June 30, 2012, we maintained $25.8 billion of total available parent company liquidity and $13.5 billion of total available liquidity at Ally Bank. Parent company liquidity is defined as our consolidated operations less our Insurance operations and Ally Bank. To optimize cash and secured facility capacity between entities, the parent company lends cash to Ally Bank from time to time under an intercompany loan agreement. At June 30, 2012, $2.4 billion was outstanding under the intercompany loan agreement. Amounts outstanding are repayable to the parent company upon demand, subject to five days notice. As a result, this amount is included in the parent company available liquidity and excluded from the available liquidity at Ally Bank in the above amounts.
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
Ally Bank
Ally Bank raises deposits directly from customers through the direct banking channel via the internet and over the telephone. These deposits provide our automotive finance and mortgage loan operations with a stable and low-cost funding source. At June 30, 2012, Ally Bank had $42.7 billion of total external deposits, including $30.4 billion of retail deposits.
At June 30, 2012, Ally Bank maintained cash liquidity of $3.4 billion and unencumbered highly liquid U.S. federal government and U.S. agency securities of $5.0 billion. In addition, at June 30, 2012, Ally Bank had unused capacity in committed secured funding facilities of $7.5 billion, including an equal allocation of shared unused capacity of $3.8 billion from a facility also available to the parent company. Our ability to access this unused capacity depends on having eligible assets to collateralize the incremental funding and, in some instances, the execution of interest rate hedges.
Maximizing bank funding continues to be a key part of our long-term liquidity strategy. We have made significant progress in migrating assets to Ally Bank and growing our retail deposit base since becoming a bank holding company in December 2008. Retail deposit growth is key to further reducing our cost of funds and decreasing our reliance on the capital markets. We believe deposits provide a low-cost source of funds that are less sensitive to interest rate changes, market volatility, or changes in our credit ratings when compared to other funding sources. We have continued to expand our deposit gathering efforts through our direct and indirect marketing channels. Current retail product offerings consist of a variety of savings products including certificates of deposits (CDs), savings accounts, money market accounts, IRA deposit products, as well as an online checking product. In addition, we utilize brokered deposits, which are obtained through third-party intermediaries. In the first six months of 2012, the deposit base at Ally Bank grew $3.1 billion, ending the quarter at $42.7 billion from $39.6 billion at December 31, 2011. The growth in deposits has been primarily attributable to our retail deposit portfolio. Strong retention rates continue to materially contribute to our growth in retail deposits. In the second quarter of 2012, we retained 90% of maturing CD balances up for renewal in the same period. In addition to retail and brokered deposits, Ally Bank had access to funding through a variety of other sources including FHLB advances, public securitizations, private secured funding arrangements, and the Federal Reserve's Discount Window. At June 30, 2012, debt outstanding from the FHLB totaled $4.3 billion with no debt outstanding from the Federal Reserve. Also, as part of our liquidity and funding plans, Ally Bank utilizes certain securities as collateral to access funding from repurchase agreements with third parties. Repurchase agreements are generally short-term. Funding from repurchase agreements is accounted for as debt on our Condensed Consolidated Balance Sheet. At June 30, 2012, Ally Bank had no debt outstanding under repurchase agreements.
Refer to Note 13 to the Condensed Consolidated Financial Statements for a summary of deposit funding by type.
The following table shows Ally Bank's number of accounts and deposit balances by type as of the end of each quarter since 2011.

($ in millions)	2nd Quarter 2012	1st Quarter 2012	4th Quarter 2011	3rd Quarter 2011	2nd Quarter 2011	1st Quarter 2011
Number of retail accounts	1,082,753	1,036,468	976,877	919,670	851,991	798,622
Deposits
Retail	$30,403	$29,323	$27,685	$26,254	$24,562	$23,469
Brokered	9,905	9,884	9,890	9,911	9,903	9,836
Other (a)	2,411	2,314	2,029	2,704	2,405	2,064
Total deposits	$42,719	$41,521	$39,604	$38,869	$36,870	35,369

(a)	Other deposits include mortgage escrow and other deposits (excluding intercompany deposits).
In addition to building a larger deposit base, we continue to remain active in the securitization markets to finance our Ally Bank automotive loan portfolios. During the second quarter of 2012, Ally Bank completed three term securitization transactions backed by retail and dealer floorplan automotive loans raising $3.9 billion, including a $2.0 billion off-balance sheet securitization. Securitization has proven to be a reliable and cost-effective funding source. Additionally, for retail automotive loans and leases, the term structure of the transaction locks in funding for a specified pool of loans and leases for the life of the underlying asset creating an effective tool for managing interest rate and liquidity risk. We manage the execution risk arising from secured funding by maintaining a diverse investor base and maintaining capacity in our committed secured facilities. At June 30, 2012, Ally Bank had exclusive access to $9.5 billion from committed credit facilities. Ally Bank also had access to a $3.9 billion committed facility that is shared with the parent company.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Nonbank Funding
At June 30, 2012, the parent company maintained cash liquidity in the amount of $11.4 billion and available liquidity from unused capacity in committed credit facilities of $12.0 billion, including an equal allocation of shared unused capacity of $3.8 billion from a facility also available to Ally Bank. Parent company funding is defined as our consolidated operations less our Insurance operations and Ally Bank. The unused capacity amount at June 30, 2012 also includes $2.0 billion of availability that is sourced from certain committed funding arrangements generally reliant upon the origination of future automotive receivables over the next twelve months. Our ability to access unused capacity in secured facilities depends on the availability of eligible assets to collateralize the incremental funding and, in some instances, the funding also relies on the execution of interest rate hedges and, in one instance, rating agency consent. Funding sources at the parent company generally consist of longer-term unsecured debt, committed credit facilities, asset-backed securitizations, and a modest amount of short-term borrowings.
In the second quarter of 2012, we completed $1.5 billion in funding through the debt capital markets. We will continue to access the unsecured debt capital markets on an opportunistic basis to help pre-fund upcoming debt maturities. In addition, we have short-term and long-term unsecured debt outstanding from a retail debt program known as SmartNotes. SmartNotes are generally fixed-rate instruments with fixed-maturity dates ranging from 9 months to 30 years that we have issued through a network of participating broker-dealers. There were $8.8 billion and $9.0 billion of SmartNotes outstanding at June 30, 2012, and December 31, 2011, respectively.
We also obtain unsecured funding from the sale of floating-rate demand notes under our Demand Notes program. The holder has the option to require us to redeem these notes at any time without restriction. Demand Notes outstanding were $3.0 billion at June 30, 2012, compared to $2.8 billion at December 31, 2011. Unsecured short-term bank loans also provide short-term funding. At June 30, 2012, we had $4.0 billion in short-term unsecured debt outstanding, a decrease of $0.5 billion from December 31, 2011. Refer to Note 14 and Note 15 to the Condensed Consolidated Financial Statements for additional information about our outstanding short-term borrowings and long-term unsecured debt, respectively.
Secured funding continues to be a significant source of financing at the parent company. In the second quarter, the parent company completed automotive-related transactions that included a $646 million public term securitization in Europe, the renewal and extension of $679 million of committed secured funding capacity and the creation of incremental private secured funding capacity totaling $3.9 billion. We continue to maintain significant funding capacity at the parent company to fund automotive-related assets, including a $7.5 billion syndicated facility that can fund U.S. and Canadian automotive retail and commercial loans, as well as leases. On March 19, 2012, this facility was renewed by a syndicate of nineteen lenders and extended such that half of the capacity will mature in March 2013 and the other half will mature in March 2014. In addition to this facility, there are a variety of others that provide funding in various countries. At June 30, 2012, the parent company had $28.9 billion of commitments globally in various facilities secured by automotive assets.
Recent Funding Developments
During the first six months of 2012, we completed funding transactions totaling $16.5 billion and we renewed key existing funding facilities as we realized access to both the public and private markets. Key funding highlights from 2012 were as follows:

•	We accessed the unsecured debt capital markets in February and in June and raised $2.5 billion.

•
In the first six months of 2012, we have continued to access the public asset-backed securitization markets completing five U.S. transactions that raised $6.1 billion and a Canadian transaction that raised $516 million. In April, we completed our first-ever public European dealer floorplan automotive securitization that raised $646 million. Also in the second quarter of 2012, Ally Bank raised $2.0 billion from an off-balance sheet securitization of U.S. retail automotive loans.

•	We created $4.4 billion of new private capacity to fund automotive assets.

•
We renewed and extended $16.4 billion of key automotive funding facilities. The automotive facility renewal amount includes the March 2012 refinancing of $15.0 billion in credit facilities at both the parent company and Ally Bank with a syndicate of nineteen lenders. The $15.0 billion capacity is secured by retail, lease and dealer floorplan automotive assets and is allocated to two separate $7.5 billion facilities, one of which is available to the parent company and a Canadian subsidiary while the other is available to Ally Bank. After the refinancing, half of the capacity matures in March 2013 and the other half matures in March 2014.

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

($ in millions)	Bank	Nonbank	Total	%
June 30, 2012
Secured financings	$26,101	$23,478	$49,579	35
Institutional term debt	—	22,688	22,688	16
Retail debt programs (a)	—	14,229	14,229	10
Temporary Liquidity Guarantee Program (b)	—	7,400	7,400	5
Bank loans and other	1	2,084	2,085	1
Total debt (c)	26,102	69,879	95,981	67
Deposits (d)	42,719	5,273	47,992	33
Total on-balance sheet funding	$68,821	$75,152	$143,973	100
December 31, 2011
Secured financings	$25,533	$27,432	$52,965	37
Institutional term debt	—	22,456	22,456	15
Retail debt programs (a)	—	14,148	14,148	10
Temporary Liquidity Guarantee Program (b)	—	7,400	7,400	5
Bank loans and other	1	2,446	2,447	2
Total debt (c)	25,534	73,882	99,416	69
Deposits (d)	39,604	5,446	45,050	31
Total on-balance sheet funding	$65,138	$79,328	$144,466	100
Off-balance sheet securitizations
Mortgage loans	$—	$60,630	$60,630
Total off-balance sheet securitizations	$—	$60,630	$60,630

(a)	Primarily includes $8.8 billion and $9.0 billion of Ally SmartNotes at June 30, 2012 and December 31, 2011, respectively.

(b)	This will mature in the second half of 2012.

(c)	Excludes fair value adjustment as described in Note 15 to the Condensed Consolidated Financial Statements.

(d)	Bank deposits include retail, brokered, mortgage escrow, and other deposits. Nonbank deposits include dealer wholesale deposits and deposits at ResMor Trust. Intercompany deposits are not included.
Refer to Note 15 to the Condensed Consolidated Financial Statements for a summary of the scheduled maturity of long-term debt at June 30, 2012.
Funding Facilities
We utilize both committed and uncommitted credit facilities. The financial institutions providing the uncommitted facilities are not contractually obligated to advance funds under them. The amounts outstanding under our various funding facilities are included on our Condensed Consolidated Balance Sheet.
The total capacity in our committed funding facilities is provided by banks and other financial institutions through private transactions. The committed secured funding facilities can be revolving in nature and allow for additional funding during the commitment period, or they can be amortizing and do not allow for any further funding after the closing date. At June 30, 2012, $33.2 billion of our $42.3 billion of committed capacity was revolving. Our revolving facilities generally have an original tenor ranging from 364 days to two years. As of June 30, 2012, we had $17.5 billion of committed funding capacity from revolving facilities with a remaining tenor greater than 364 days.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Committed Funding Facilities

	Outstanding		Unused capacity (a)		Total capacity
($ in billions)	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Bank funding
Secured - U.S.	$3.9	$5.8	$5.6	$3.7	$9.5	$9.5
Nonbank funding
Unsecured
Automotive Finance operations — U.S.	—	—	—	0.5	—	0.5
Automotive — International	0.1	0.3	—	—	0.1	0.3
Secured
Automotive — U.S. (b) (c)	7.4	4.2	9.3	10.2	16.7	14.4
Automotive — International (b)	9.9	10.1	2.2	3.0	12.1	13.1
Mortgage operations	—	0.7	—	0.5	—	1.2
Total nonbank funding	17.4	15.3	11.5	14.2	28.9	29.5
Shared capacity (d)
U.S.	—	1.5	3.8	2.5	3.8	4.0
International	0.1	0.1	—	—	0.1	0.1
Total committed facilities	$21.4	$22.7	$20.9	$20.4	$42.3	$43.1

(a)
Funding from committed secured facilities is available on request in the event excess collateral resides in certain facilities or is available to the extent incremental collateral is available and contributed to the facilities.

(b)
Total unused capacity includes $3.6 billion as of June 30, 2012, and $4.9 billion as of December 31, 2011, from certain committed funding arrangements that are generally reliant upon the origination of future automotive receivables and that are available in 2012 and 2013.

(c)	Includes the secured facilities of Ally Commercial Finance, LLC.

(d)	Funding is generally available for assets originated by Ally Bank or the parent company, Ally Financial Inc.
Uncommitted Funding Facilities

	Outstanding		Unused capacity		Total capacity
($ in billions)	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Bank funding
Secured — U.S.
Federal Reserve funding programs	$—	$—	$2.0	$3.2	$2.0	$3.2
FHLB advances	4.3	5.4	0.4	—	4.7	5.4
Repurchase agreements	—	—	—	—	—	—
Total bank funding	4.3	5.4	2.4	3.2	6.7	8.6
Nonbank funding
Unsecured
Automotive Finance operations — International	1.8	1.9	0.7	0.5	2.5	2.4
Secured
Automotive Finance operations — International	0.1	0.1	0.1	0.1	0.2	0.2
Mortgage operations	—	—	—	0.1	—	0.1
Total nonbank funding	1.9	2.0	0.8	0.7	2.7	2.7
Total uncommitted facilities	$6.2	$7.4	$3.2	$3.9	$9.4	$11.3
Ally Bank Funding Facilities
Facilities for Automotive Finance Operations — Secured
At June 30, 2012, Ally Bank had exclusive access to $9.5 billion from committed credit facilities. Ally Bank's largest facility is a $7.5 billion revolving syndicated credit facility secured by automotive receivables. During the first quarter of 2012, we renewed this facility with

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

half of this facility maturing in March 2013, and the remainder maturing in March 2014. At June 30, 2012, the amount outstanding under this facility was $3.9 billion. Ally Bank also had access to a $3.9 billion committed facility that is shared with the parent company. In the event these facilities are not renewed, the outstanding debt will be repaid over time as the underlying collateral amortizes.
Nonbank Funding Facilities
Facilities for Automotive Finance Operations — Unsecured
Revolving credit facilities — During the quarter ended June 30, 2012, our U.S. unsecured revolving credit facility and our committed unsecured bank facilities in Canada matured. We maintain $119 million in committed unsecured bank facilities in our international operations, most of which mature in March 2013.
Facilities for Automotive Finance Operations — Secured
The parent company's largest facility is a $7.5 billion revolving syndicated credit facility secured by U.S. and Canadian automotive receivables. During the first quarter of 2012, we renewed this facility with half of this facility maturing in March 2013, and the remainder maturing in March 2014. In the event this facility is not renewed at maturity, the outstanding debt will be repaid over time as the underlying collateral amortizes. At June 30, 2012, there was $3.8 billion outstanding under this facility.
In addition to our syndicated revolving credit facility, we also maintain various bilateral and multilateral secured credit facilities in multiple countries that fund our Automotive Finance operations. These are primarily private securitization facilities that fund a specific pool of automotive assets. Many of the facilities have revolving commitments and allow for the funding of additional assets during the commitment period. At June 30, 2012, the parent company maintained exclusive access to $28.9 billion of committed secured credit facilities and forward purchase commitments to fund automotive assets, and also had access to a $3.9 billion committed facility that is shared with Ally Bank.
Cash Flows
Net cash provided by operating activities was $4.9 billion for the six months ended June 30, 2012, compared to $4.4 billion for the same period in 2011. During the six months ended June 30, 2012, the net cash inflow from sales and repayment of mortgage and automotive loans held-for-sale exceeded cash outflow from new originations and purchases of such loans by $1.7 billion. During the six months ended June 30, 2011, this activity resulted in a net cash inflow of $3.3 billion.
Net cash used in investing activities was $6.1 billion for the six months ended June 30, 2012, compared to $6.8 billion for the same period in 2011. The net cash outflow from finance receivables and loans decreased $1.8 billion for the six months ended June 30, 2012, compared to the same period in 2011. The cash outflow to purchase operating lease assets exceeded cash inflows from disposals of such assets by $2.5 billion for the six months ended June 30, 2012, compared to a net cash outflow of $196 million for the six months ended June 30, 2011. The increase in net cash outflows associated with leasing activities compared to the prior year was primarily due to a decrease in cash received on lease dispositions. Cash received from sales and maturities of available-for-sale investment securities, net of purchases, increased $1.8 billion during the six months ended June 30, 2012, compared to the same period in 2011.
Net cash provided by financing activities for the six months ended June 30, 2012, totaled $4.3 billion, compared to $5.7 billion in the same period in 2011. Cash used to repay short-term debt increased $1.3 billion in the six months end June 30, 2012, compared to the same period in 2011. Cash generated from long-term debt issuances exceeded cash used to repay such debt by $3.2 billion for the six months ended June 30, 2012, compared to $3.3 billion for the same period in 2011.
Capital Planning and Stress Tests
As a bank holding company with $50 billion or more of consolidated assets, Ally is required to conduct periodic stress tests and submit a proposed capital action plan to the FRB every January, which the FRB must take action on by the following March. The proposed capital action plan must include a description of all planned capital actions over a nine-quarter planning horizon, including any issuance of a debt or equity capital instrument, any capital distribution, and any similar action that the FRB determines could have an impact on Ally's consolidated capital. The proposed capital action plan must also include a discussion of how Ally will maintain capital above the minimum regulatory capital ratios and above a Tier 1 common equity-to-total risk-weighted assets ratio of 5 percent, and serve as a source of strength to Ally Bank. The FRB must approve Ally's proposed capital action plan before Ally may take any proposed capital action covered by the new regime. Ally submitted its capital plan in January 2012, and on March 13, 2012, the FRB released its Comprehensive Capital Analysis and Review. The FRB objected to Ally's capital plan; however, the FRB did provide notice of non-objection to Ally's planned preferred dividends and interest on the trust preferred securities and subordinated debt. Ally submitted a revised capital plan on June 11, 2012, as required. It is unknown whether the FRB will accept Ally's revised plan as submitted or require further revisions.
Regulatory Capital
Refer to Note 19 to the Condensed Consolidated Financial Statements.

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

Rating agency	Short-term	Senior debt	Outlook	Date of last action
Fitch	B	BB-	Rating Watch Negative	April 18, 2012 (a)
Moody’s	Not-Prime	B1	Stable	February 7, 2011 (b)
S&P	C	B+	Positive	May 17, 2012 (c)
DBRS	R-4	BB-Low	Review - Developing	May 15, 2012 (d)

(a)	Fitch placed our senior debt on Rating Watch Negative and affirmed the short term rating of B on April 18, 2012.

(b)	Moody’s upgraded our senior debt rating to B1 from B3, affirmed the short-term rating of Not-Prime, and affirmed the outlook of Stable on February 7, 2011.

(c)	Standard & Poor’s affirmed our senior debt rating of B+ and the short-term rating of C, and changed the outlook to Positive on May 17, 2012.

(d)	DBRS placed our ratings Under Review - Developing on May 15, 2012.
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
Loan Repurchases and Obligations Related to Loan Sales
ResCap Bankruptcy Filing
As described in Notes 1 and 25 to the Condensed Consolidated Financial Statements, on May 14, 2012, Residential Capital, LLC (ResCap) and certain of its wholly owned direct and indirect subsidiaries (collectively, the Debtors) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (Bankruptcy Court). In connection with the filings, Ally Financial Inc. and its direct and indirect subsidiaries and affiliates (excluding the Debtors and their direct and indirect subsidiaries) (collectively, AFI) reached an agreement with the Debtors and certain creditor constituencies on a prearranged Chapter 11 plan (the Plan).
The contemplated Plan, which has not yet been filed with the Bankruptcy Court and is subject to Bankruptcy Court approval, is based on a settlement (the Settlement) that provides for the release of all existing or potential causes of action between AFI and the Debtors, as well as a release of all existing or potential ResCap-related causes of action against Ally held by third parties. As a result, a significant portion of our representation and warranty reserve was eliminated. Related to the deconsolidation of ResCap, Ally Bank was allocated a representation and warranty reserve, which was $124 million at June 30, 2012 with respect to Ally Bank's sold and serviced loans. No other representation and warranty exposure would exist provided the Bankruptcy Court approves the Plan.
Overview
Ally Bank, within our Mortgage operations, sells loans that take the form of securitizations guaranteed by Fannie Mae and Freddie Mac. In connection with securitizations and loan sales, the trustee, for the benefit of the related security holders, is provided various representations and warranties related to the loans sold. The specific representations and warranties typically relate to, among other things, the ownership of the loan, the validity of the lien securing the loan, the loan's compliance with the criteria for inclusion in the transaction, including compliance with underwriting standards or loan criteria established by the buyer, the ability to deliver required documentation and compliance with applicable laws. In general, the representations and warranties described above may be enforced against Ally Bank at any time unless a sunset provision is in place. Upon discovery of a breach of a representation or warranty, the breach is corrected in a manner conforming to the provisions of the sale agreement. This may require Ally Bank to repurchase the loan, indemnify the investor for incurred losses, or otherwise make the investor whole. See Repurchase Process below.
Originations
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

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table summarizes domestic mortgage loans sold by ResCap where Ally Bank maintained the mortgage servicing rights; and following the deconsolidation of ResCap, the loans sold by Ally Bank. The following table presents domestic mortgage loans sold by GSEs (original unpaid principal balance).

	Six months ended June 30,	Year ended December 31,
($ in billions)	2012	2011	2010	2009	2008	2007
Fannie Mae	$9.3	$33.8	$35.2	$21.1	$17.7	$6.7
Freddie Mac	3.9	15.8	15.7	8.5	8.6	2.3
Total sales (a)	$13.2	$49.6	$50.9	$29.6	$26.3	$9.0

(a)	Representation and warranty obligations vary by loan and may not apply to all loans sold by Ally Bank.
Representation and Warranty Obligation Reserve Methodology
The liability for representation and warranty obligations reflects management's best estimate of probable lifetime losses at Ally Bank. We consider historical and recent demand trends in establishing the reserve. The methodology used to estimate the reserve considers a variety of assumptions including borrower performance (both actual and estimated future defaults), repurchase demand behavior, historical loan defect experience, historical mortgage insurance rescission experience, and historical and estimated future loss experience, which includes projections of future home price changes as well as other qualitative factors including investor behavior. In cases where we may not be able to reasonably estimate losses, a liability is not recognized. Management monitors the adequacy of the overall reserve and makes adjustments to the level of reserve, as necessary, after consideration of other qualitative factors including ongoing dialogue and experience with counterparties.
At the time a loan is sold, an estimate of the fair value of the liability is recorded and classified in accrued expenses and other liabilities on our Condensed Consolidated Balance Sheet and recorded as a component of gain (loss) on mortgage and automotive loans, net, in our Condensed Consolidated Statement of Comprehensive Income. We recognize changes in the liability when additional relevant information becomes available. Changes in the estimate are recorded as other operating expenses in our Condensed Consolidated Statement of Comprehensive Income. The repurchase reserve at June 30, 2012, relates exclusively to GSE exposure.
Ally Bank experienced an increase in new claims for the three months ended June 30, 2012 and a decrease in new claims for the six months ended June 30, 2012 compared to the same periods in 2011. The increase in repurchase claims from Fannie Mae was primarily for loans originated in 2008 prior to enhanced underwriting standards and increased claim activity associated with missing documents. The claims associated with missing documents have historically had high rescission rates. The following tables present Ally Bank's new claims by GSEs (original unpaid principal balance).

Three months ended June 30, ($ in millions)	2012	2011
Fannie Mae	$85	$65
Freddie Mac	22	40
Total claims	$107	$105

Six months ended June 30, ($ in millions)	2012	2011
Fannie Mae	$130	$99
Freddie Mac	64	109
Total claims	$194	$208
The following table presents the total number and original unpaid principal balance of loans related to unresolved representation and warranty demands (indemnification claims or repurchase demands). The table includes demands that we have requested be rescinded but have not been agreed to by the investor.

	June 30, 2012		December 31, 2011
($ in millions)	Number of Loans	Original UPB of Loans	Number of Loans	Original UPB of Loans
Fannie Mae	280	$62	72	$15
Freddie Mac	84	20	138	31
Total number of loans and unpaid principal balance	364	$82	210	$46
Repurchase Process
After receiving a claim under representation and warranty obligations, Ally Bank will review the claim to determine the appropriate

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

response (e.g., appeal and provide or request additional information) and take appropriate action (rescind, repurchase the loan, or remit indemnification payment). Historically, repurchase demands were generally related to loans that became delinquent within the first few years following origination. As a result of market developments over the past several years, investor repurchase demand behavior has changed significantly. GSEs are more likely to submit claims for loans at any point in the loan's life cycle, including requests for loans that become delinquent or loans that incur a loss. Representation and warranty claims are generally reviewed on a loan-by-loan basis to validate if there has been a breach requiring a potential repurchase or indemnification payment. Ally Bank actively contests claims to the extent they are not considered valid. Ally Bank is not required to repurchase a loan or provide an indemnification payment where claims are not valid.
The risk of repurchase or indemnification and the associated credit exposure is managed through the underwriting and quality assurance practices and by servicing mortgage loans to meet investor standards. Ally Bank believes that, in general, the longer a loan performs prior to default, the less likely it is that an alleged breach of representation and warranty will be found to have a material and adverse impact on the loan's performance. When loans are repurchased, Ally Bank bears the related credit loss on the loans. Repurchased loans are classified as held-for-sale and initially recorded at fair value.
The following table presents Ally Bank's new claims by vintage (original unpaid principal balance).

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2012	2011	2012	2011
Pre 2008	$19	$11	$34	$23
2008	61	41	99	71
Post 2008	27	53	61	114
Total claims	$107	$105	$194	$208
Private Mortgage Insurance
Mortgage insurance is required for certain consumer mortgage loans sold to the GSEs and certain securitization trusts. Mortgage insurance is typically required for first-lien consumer mortgage loans having a loan-to-value ratio at origination of greater than 80 percent. Mortgage insurers are, in certain circumstances, permitted to rescind existing mortgage insurance that covers consumer loans if they demonstrate certain loan underwriting requirements have not been met. Upon receipt of a rescission notice, Ally Bank will assess the notice and, if appropriate, refute the notice, or if the notice cannot be refuted, Ally Bank attempts to remedy the defect. In the event the mortgage insurance cannot be reinstated, Ally Bank may be obligated to repurchase the loan or provide an indemnification payment in the event of a loss, subject to contractual limitations. While Ally Bank makes every effort to reinstate the mortgage insurance, it has had limited success and as a result, most of these requests result in rescission of the mortgage insurance. At June 30, 2012, Ally Bank has approximately $11 million in original unpaid principal balance of outstanding mortgage insurance rescission notices where it has not received a repurchase demand. However, this unpaid principal amount is not representative of expected future losses.

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
During the first quarter as part of our assessment of critical accounting estimates, we concluded that in accordance with Accounting Standards Codification 740, Income Taxes, there was a change in the methodologies and processes used in developing the provision for income taxes from what was described in our 2011 Annual Report on Form 10-K. Refer to Note 1 to the Condensed Consolidated Financial Statements for further discussion regarding the methodology and process used in the determination of provision for income taxes. There have been no other significant changes in the methodologies and processes used in developing these estimates from what was described in our 2011 Annual Report on Form 10-K.
Fair Value of Financial Instruments
We use fair value measurements to record fair value adjustments to certain instruments and to determine fair value disclosures. Refer to Note 22 to the Condensed Consolidated Financial Statements for description of valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models, and significant assumptions utilized. We follow the fair value hierarchy set forth in Note 22 to the Condensed Consolidated Financial Statements in order to prioritize the inputs utilized to measure fair value. We review and modify, as necessary, our fair value hierarchy classifications on a quarterly basis. As such, there may be reclassifications between hierarchy levels.
The following table summarizes assets and liabilities measured at fair value and the amounts measured using Level 3 inputs. The table includes recurring and nonrecurring measurements.

($ in millions)	June 30, 2012	December 31, 2011
Assets at fair value	$21,711	$30,172
As a percentage of total assets	12%	16%
Liabilities at fair value	$5,072	$6,299
As a percentage of total liabilities	3%	4%
Assets at fair value using Level 3 inputs	$1,652	$4,666
As a percentage of assets at fair value	8%	15%
Liabilities at fair value using Level 3 inputs	$29	$878
As a percentage of liabilities at fair value	1%	14%
Level 3 assets declined 65% or $3.0 billion primarily due to the deconsolidation of ResCap during the three months ended June 30, 2012, which resulted in a significant decline in mortgage servicing rights, mortgage loans held-for-sale, net, and consumer mortgage finance receivables and loans, net. Refer to Note 1 to the Condensed Consolidated Financial Statements. As the value of the consumer mortgage finance receivables and loan, net, declined, the value of the related on-balance sheet securitization debt also declined, which was the primary reason Level 3 liabilities declined by 97% or $849 million.
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

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

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
Net Interest Margin Table
The following table presents an analysis of net interest margin excluding discontinued operations for the periods shown.

	2012			2011			Increase (decrease) due to (a)
Three months ended June 30, ($ in millions)	Average balance (b)	Interest income/ interest expense	Yield/ rate	Average balance (b)	Interest income/ interest expense	Yield/ rate	Volume	Yield/rate	Total
Assets
Interest-bearing cash and cash equivalents	$12,589	$18	0.58%	$11,910	$15	0.51%	$1	$2	$3
Trading assets	114	2	7.06	146	3	8.24	(1)	—	(1)
Investment securities (c)	13,239	79	2.40	14,311	101	2.83	(7)	(15)	(22)
Loans held-for-sale, net	4,310	36	3.36	8,320	86	4.15	(36)	(14)	(50)
Finance receivables and loans, net (d)	121,834	1,691	5.58	111,543	1,675	6.02	148	(132)	16
Investment in operating leases, net (e)	10,619	261	9.89	9,004	422	18.80	66	(227)	(161)
Total interest-earning assets	162,705	2,087	5.16	155,234	2,302	5.95	171	(386)	(215)
Noninterest-bearing cash and cash equivalents	2,695			1,020
Other assets	20,678			23,966
Allowance for loan losses	(1,496)			(1,816)
Total assets	$184,582			$178,404
Liabilities
Interest-bearing deposit liabilities	$45,329	$184	1.63%	$40,386	$171	1.70%	$20	$(7)	$13
Short-term borrowings	6,853	60	3.52	7,280	87	4.79	(5)	(22)	(27)
Long-term debt (f) (g) (h)	94,092	1,068	4.57	90,606	1,331	5.89	50	(313)	(263)
Total interest-bearing liabilities (f) (g) (i)	146,274	1,312	3.61	138,272	1,589	4.61	65	(342)	(277)
Noninterest-bearing deposit liabilities	2,279			2,170
Total funding sources (g) (j)	148,553	1,312	3.55	140,442	1,589	4.54
Other liabilities	17,071			17,517
Total liabilities	165,624			157,959
Total equity	18,958			20,445
Total liabilities and equity	$184,582			$178,404
Net financing revenue		$775			$713		$106	$(44)	$62
Net interest spread (k)			1.55%			1.34%
Net interest spread excluding original issue discount (k)			1.86			2.15
Net interest spread excluding original issue discount and including noninterest bearing deposit liabilities (k)			1.91			2.21
Net yield on interest-earning assets (l)			1.92			1.84
Net yield on interest-earning assets excluding original issue discount (l)			2.15			2.50

(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.

(b)	Average balances are calculated using a combination of monthly and daily average methodologies.

(c)
Excludes income on equity investments of $7 million and $5 million during the three months ended June 30, 2012 and 2011, respectively. Yields on available-for-sale debt securities are based on fair value as opposed to historical cost.

(d)
Nonperforming finance receivables and loans are included in the average balances. For information on our accounting policies regarding nonperforming status, refer to Note 1 to the Consolidated Financial Statements in our 2011 Annual Report on Form 10-K.

(e)
Includes gains on sale of $54 million and $166 million during the three months ended June 30, 2012 and 2011, respectively. Excluding these gains on sale, the annualized yield would be 7.84% and 11.40% at June 30, 2012 and 2011, respectively.

(f)	Includes the effects of derivative financial instruments designated as hedges.

(g)
Average balance includes $1,960 million and $2,609 million related to original issue discount at June 30, 2012 and 2011, respectively. Interest expense includes original issue discount amortization of $96 million and $254 million during the three months ended June 30, 2012 and 2011, respectively.

(h)	Excluding original issue discount the rate on long-term debt was 4.07% and 4.63% at June 30, 2012 and 2011, respectively.

(i)	Excluding original issue discount the rate on total interest-bearing liabilities was 3.30% and 3.80% at June 30, 2012 and 2011, respectively.

(j)	Excluding original issue discount the rate on total funding sources was 3.25% and 3.74% at June 30, 2012 and 2011, respectively.

(k)	Net interest spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

(l)	Net yield on interest-earning assets represents net financing revenue as a percentage of total interest-earning assets.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

	2012			2011			Increase (decrease) due to (a)
Six months ended June 30, ($ in millions)	Average balance (b)	Interest income/ interest expense	Yield/ rate	Average balance (b)	Interest income/ interest expense	Yield/ rate	Volume	Yield/rate	Total
Assets
Interest-bearing cash and cash equivalents	$11,620	$32	0.55%	$12,473	$27	0.44%	$(2)	$7	$5
Trading assets	550	13	4.75	231	6	5.24	7	—	7
Investment securities (c)	13,470	158	2.36	14,450	198	2.76	(13)	(27)	(40)
Loans held-for-sale, net	6,023	109	3.64	8,597	170	3.99	(48)	(13)	(61)
Finance receivables and loans, net (d)	119,670	3,369	5.66	107,984	3,296	6.16	340	(267)	73
Investment in operating leases, net (e)	10,137	508	10.08	8,976	807	18.13	94	(393)	(299)
Total interest-earning assets	161,470	4,189	5.22	152,711	4,504	5.95	378	(693)	(315)
Noninterest-bearing cash and cash equivalents	2,350			1,026
Other assets	22,228			24,430
Allowance for loan losses	(1,512)			(1,840)
Total assets	$184,536			$176,327
Liabilities
Interest-bearing deposit liabilities	$45,048	$370	1.65%	$39,270	$337	1.73%	$48	$(15)	$33
Short-term borrowings	6,884	135	3.94	7,186	179	5.02	(7)	(37)	(44)
Long-term debt (f) (g) (h)	92,832	2,245	4.86	88,843	2,737	6.21	118	(610)	(492)
Total interest-bearing liabilities (f) (g) (i)	144,764	2,750	3.82	135,299	3,253	4.85	159	(662)	(503)
Noninterest-bearing deposit liabilities	2,195			2,098
Total funding sources (g) (j)	146,959	2,750	3.76	137,397	3,253	4.77
Other liabilities	18,479			18,498
Total liabilities	165,438			155,895
Total equity	19,098			20,432
Total liabilities and equity	$184,536			$176,327
Net financing revenue		$1,439			$1,251		$219	$(31)	$188
Net interest spread (k)			1.40%			1.10%
Net interest spread excluding original issue discount (k)			1.73			2.00
Net interest spread excluding original issue discount and including noninterest bearing deposit liabilities (k)			1.78			2.06
Net yield on interest-earning assets (l)			1.79			1.65
Net yield on interest-earning assets excluding original issue discount (l)			2.05			2.38

(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.

(b)	Average balances are calculated using a combination of monthly and daily average methodologies.

(c)
Excludes income on equity investments of $12 million and $11 million during the six months ended June 30, 2012 and 2011, respectively. Yields on available-for-sale debt securities are based on fair value as opposed to historical cost.

(d)
Nonperforming finance receivables and loans are included in the average balances. For information on our accounting policies regarding nonperforming status, refer to Note 1 to the Consolidated Financial Statements in our 2011 Annual Report on Form 10-K.

(e)
Includes gains on sale of $108 million and $286 million during the six months ended June 30, 2012 and 2011, respectively. Excluding these gains on sale, the annualized yield would be 7.94% and 11.73% at June 30, 2012 and 2011, respectively.

(f)	Includes the effects of derivative financial instruments designated as hedges.

(g)
Average balance includes $2,011 million and $2,761 million related to original issue discount at June 30, 2012 and 2011, respectively. Interest expense includes original issue discount amortization of $204 million and $550 million during the six months ended June 30, 2012 and 2011, respectively.

(h)	Excluding original issue discount the rate on long-term debt was 4.33% and 4.81% at June 30, 2012 and 2011, respectively.

(i)	Excluding original issue discount the rate on total interest-bearing liabilities was 3.49% and 3.95% at June 30, 2012 and 2011, respectively.

(j)	Excluding original issue discount the rate on total funding sources was 3.44% and 3.89% at June 30, 2012 and 2011, respectively.

(k)	Net interest spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

(l)	Net yield on interest-earning assets represents net financing revenue as a percentage of total interest-earning assets.

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
While these statements represent our current judgment on what the future may hold and we believe these judgments are reasonable, these statements are not guarantees of any events or financial results, and Ally’s actual results may differ materially due to numerous important factors that are described in the most recent reports on Forms 10-K and 10-Q for Ally, each of which may be revised or supplemented in subsequent reports on Forms 10-Q and 8-K. Such factors include, among others, the following: maintaining the mutually beneficial relationship between Ally and General Motors (“GM”), and Ally and Chrysler Group LLC (“Chrysler”); the profitability and financial condition of GM and Chrysler; bankruptcy court approval of the plan and settlement related to the bankruptcy filings by Residential Capital, LLC and certain of its subsidiaries; our ability to realize the anticipated benefits associated with being a bank holding company, and the increased regulation and restrictions that we are now subject to; the potential for deterioration in the residual value of off-lease vehicles; disruptions in the market in which we fund our operations, with resulting negative impact on our liquidity; changes in our accounting assumptions that may require or that result from changes in the accounting rules or their application, which could result in an impact on earnings; changes in the credit ratings of Ally, Chrysler, or GM; changes in economic conditions, currency exchange rates or political stability in the markets in which we operate; and changes in the existing or the adoption of new laws, regulations, policies or other activities of governments, agencies and similar organizations (including as a result of the Dodd-Frank Act and Basel III).
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

PART II — OTHER INFORMATION
Ally Financial Inc. • Form 10-Q

Item 1.     Legal Proceedings
Refer to Note 25 to the Condensed Consolidated Financial Statements (incorporated herein by reference) for a discussion related to our legal proceedings, which supplements the discussion of legal proceedings set forth in Note 31 to our 2011 Annual Report on Form 10-K.
Item 1A.     Risk Factors
Other than with respect to the risk factor provided below, there have been no material changes to the Risk Factors described in our 2011 Annual Report on Form 10-K and subsequent quarterly report on Form 10-Q for the three months ended March 31, 2012.
Risks Related to Our Business
The Bankruptcy Court may not approve the Settlement or the Plan, and, even if the Settlement and Plan are approved, each may not be consummated if certain conditions are not met or if delays occur. If the Settlement and Plan are not approved and consummated, we will not be entitled to any release from claims of the Debtors or third parties.
On May 14, 2012 (the Petition Date), Residential Capital, LLC (ResCap) and certain of its wholly owned direct and indirect subsidiaries (collectively, the Debtors) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (Bankruptcy Court). In connection with the filings, Ally Financial Inc. and its direct and indirect subsidiaries and affiliates (excluding the Debtors and their direct and indirect subsidiaries) (collectively, AFI) reached an agreement with the Debtors and certain creditor constituencies on a prearranged Chapter 11 plan (the Plan). The Plan includes a proposed settlement (the Settlement) between AFI and the Debtors, which includes a release of all existing or potential causes of action between AFI and the Debtors, as well as a release of all existing or potential ResCap related causes of action against AFI held by third parties.
There can be no assurance that the Bankruptcy Court will approve the Settlement. In particular, the Bankruptcy Court may not approve the proposed release of all existing or potential ResCap related causes of action against AFI held by third parties. Even if the Settlement is approved, there can be no assurance that the conditions to effectiveness of the Settlement will be satisfied. These conditions include, among other things, that the Plan and the order that confirms the Plan (the Confirmation Order) must incorporate the terms and conditions of the Settlement.
There can also be no assurance that the Bankruptcy Court will confirm the Plan, and, even if the Plan is confirmed, the consummation of the Plan is subject to several conditions, and there can be no assurance that the required conditions will be satisfied. The failure to do so could result in modifications to the Plan, or the pursuit of an alternative form of reorganization or liquidation. This could result in delay and significant expense, and any modifications to the Plan or other alternative may well be less favorable to AFI. Even if substantial elements of the Plan are confirmed by the Bankruptcy Court and all required conditions are satisfied, there could be significant litigation against AFI for any claims not released under the Plan.
The Debtors currently expect to sell their mortgage origination and servicing business and certain other mortgage-related assets under section 363 of the Bankruptcy Code, and not as part of the Plan as was previously contemplated. If these asset sales occur outside of the Plan, it could have an adverse impact on the likelihood that the Bankruptcy Court would confirm the Plan as submitted.
ResCap has obtained debtor-in-possession financing, including from AFI. The proceeds from the asset sales contemplated by the Debtors will be used to repay this financing. If the asset sales do not occur, or if there otherwise is an event of default under either of ResCap's debtor-in-possession financing facilities and the lenders thereto accelerated repayment, it is unlikely that the Plan would be consummated.
The Settlement currently contemplates that, if the Bankruptcy Court does not enter the Confirmation Order on or before October 31, 2012 or the effective date of the Plan does not occur on or before December 15, 2012, or entry of the Confirmation Order or the effective date of the Plan does not occur on such later date as the parties may agree upon, then the Plan and Settlement will terminate. In that event, subject to certain conditions, AFI will still be required to perform all of its obligations described above with respect to the Settlement, except that AFI will not make the $750 million cash contribution and will not be entitled to receive any releases from either the Debtors or any third party claimants. In addition, under certain circumstances, ResCap has the ability to terminate the Settlement and not seek confirmation of the Plan, in which case AFI would not be entitled to receive the releases. If AFI does not receive the releases described above, the Debtors and/or third party creditors are likely to assert substantial claims directly against AFI, which could have a material adverse impact on our results of operations, financial position or cash flows.
On June 4, 2012, Berkshire Hathaway Inc. filed a motion in the Bankruptcy Court for the appointment of an independent examiner to investigate, among other things, certain of the Debtors' transactions with AFI occurring prior to the Petition Date, any claims the Debtors may hold against AFI's officers and directors, and any claims the Debtors propose to release under the Plan. On June 18, 2012, the Bankruptcy Court approved the appointment of an examiner and, subsequently, the United States Trustee for the Southern District of New York appointed former bankruptcy judge Arthur J. Gonzalez, Esq. as the examiner. On July 27, 2012, the Bankruptcy Court entered an order approving the scope of the examiner's investigation. The investigation will include, among other things: (a) all material pre-petition transactions between or among the Debtors and AFI, Cerberus Capital Management, L.P. and its subsidiaries and affiliates, and/or Ally Bank; (b) certain post-petition negotiations and transactions with the Debtors, including with respect to plan sponsor, plan support, and settlement agreements, the debtor-in-possession financing with AFI, the stalking horse asset purchase agreement with AFI, and the servicing agreement with Ally Bank; (c) all state and federal law claims or causes of action the Debtors propose to release as part of the Plan; and (d) the release of all existing or potential ResCap-related causes of action against AFI held by third parties. The examiner's preliminary estimate regarding the time necessary for the examiner to complete the examiner's investigation and related report is six months. As a result of the six month period established by

Ally Financial Inc. • Form 10-Q

the Bankruptcy Court, it is unlikely that the Bankruptcy Court will enter the Confirmation Order by the required deadlines described above. If the parties cannot agree on modifications to these deadlines, the Plan and the Settlement will terminate.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.     Defaults upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
None.
Item 6.     Exhibits
The exhibits listed on the accompanying Index of Exhibits are filed as a part of this report. This Index is incorporated herein by reference.

Ally Financial Inc. • Form 10-Q

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 3rd day of August, 2012.

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