Form 10-Q
period 2012-09-30
Ally Financial Inc.
filed 2012-11-02
CIK 40729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012, or

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
Yes ☐                    No ☑
At November 2, 2012, the number of shares outstanding of the Registrant’s common stock was 1,330,970 shares.

INDEX
Ally Financial Inc. • Form 10-Q

Table of ContentsPART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statement of Comprehensive Income (unaudited)
Ally Financial Inc. • Form 10-Q

4

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2012	2011	2012	2011
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$1,651	$1,680	$5,020	$4,976
Interest on loans held-for-sale	22	86	131	256
Interest on trading assets	—	4	13	10
Interest and dividends on available-for-sale investment securities	73	102	243	311
Interest-bearing cash	22	14	54	41
Operating leases	639	530	1,758	1,783
Total financing revenue and other interest income	2,407	2,416	7,219	7,377
Interest expense
Interest on deposits	185	179	555	516
Interest on short-term borrowings	46	61	181	240
Interest on long-term debt	1,041	1,293	3,286	4,030
Total interest expense	1,272	1,533	4,022	4,786
Depreciation expense on operating lease assets	358	276	969	722
Net financing revenue	777	607	2,228	1,869
Other revenue
Servicing fees	91	335	617	1,033
Servicing asset valuation and hedge activities, net	134	(471)	70	(663)
Total servicing income, net	225	(136)	687	370
Insurance premiums and service revenue earned	364	390	1,098	1,188
Gain on mortgage and automotive loans, net	141	95	401	301
Loss on extinguishment of debt	—	—	—	(64)
Other (loss) gain on investments, net	(19)	75	137	251
Other income, net of losses	225	130	728	573
Total other revenue	936	554	3,051	2,619
Total net revenue	1,713	1,161	5,279	4,488
Provision for loan losses	116	50	285	213
Noninterest expense
Compensation and benefits expense	344	293	1,208	1,132
Insurance losses and loss adjustment expenses	151	170	518	567
Other operating expenses	619	754	3,268	2,392
Total noninterest expense	1,114	1,217	4,994	4,091
Income (loss) from continuing operations before income tax expense	483	(106)	—	184
Income tax expense from continuing operations	93	93	172	106
Net income (loss) from continuing operations	390	(199)	(172)	78
Loss from discontinued operations, net of tax	(6)	(11)	(32)	(29)
Net income (loss)	384	(210)	(204)	49
Other comprehensive income (loss), net of tax	218	(281)	199	(217)
Comprehensive income (loss)	$602	$(491)	$(5)	$(168)
Statement continues on the next page.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Comprehensive Income (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended September 30,		Nine months ended September 30,
($ in millions except per share data)	2012	2011	2012	2011
Net income (loss) attributable to common shareholders
Net income (loss) from continuing operations	$390	$(199)	$(172)	$78
Preferred stock dividends — U.S. Department of Treasury	(134)	(133)	(401)	(400)
Preferred stock dividends	(67)	(66)	(200)	(194)
Impact of preferred stock amendment (a)	—	—	—	32
Net income (loss) from continuing operations attributable to common shareholders (b)	189	(398)	(773)	(484)
Loss from discontinued operations, net of tax	(6)	(11)	(32)	(29)
Net income (loss) attributable to common shareholders	$183	$(409)	$(805)	$(513)
Basic weighted-average common shares outstanding	1,330,970	1,330,970	1,330,970	1,330,970
Diluted weighted-average common shares outstanding (b)	1,330,970	1,330,970	1,330,970	1,330,970
Basic earnings per common share
Net income (loss) from continuing operations	$142	$(299)	$(581)	$(364)
Loss from discontinued operations, net of tax	(5)	(8)	(24)	(22)
Net income (loss)	$137	$(307)	$(605)	$(386)
Diluted earnings per common share (b)
Net income (loss) from continuing operations	$142	$(299)	$(581)	$(364)
Loss from discontinued operations, net of tax	(5)	(8)	(24)	(22)
Net income (loss)	$137	$(307)	$(605)	$(386)

(a)	Refer to Note 20 to the Consolidated Financial Statements in our 2011 Annual Report on Form 10-K for further detail.

(b)
Due to the antidilutive effect of converting the Fixed Rate Cumulative Mandatorily Convertible Preferred Stock into common shares and the net loss attributable to common shareholders for the nine months ended September 30, 2012, and the three months and nine months ended September 30, 2011, respectively, income (loss) attributable to common shareholders and basic weighted-average common shares outstanding were used to calculate basic and diluted earnings per share.

The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Balance Sheet (unaudited)
Ally Financial Inc. • Form 10-Q

($ in millions)	September 30, 2012	December 31, 2011
Assets
Cash and cash equivalents
Noninterest-bearing	$1,305	$2,475
Interest-bearing	15,852	10,560
Total cash and cash equivalents	17,157	13,035
Trading assets	—	622
Investment securities	13,770	15,135
Loans held-for-sale, net ($1,927 and $3,919 fair value-elected)	1,937	8,557
Finance receivables and loans, net
Finance receivables and loans, net ($— and $835 fair value-elected)	121,259	114,755
Allowance for loan losses	(1,423)	(1,503)
Total finance receivables and loans, net	119,836	113,252
Investment in operating leases, net	12,708	9,275
Mortgage servicing rights	902	2,519
Premiums receivable and other insurance assets	1,861	1,853
Other assets	13,936	18,741
Assets of operations held-for-sale	375	1,070
Total assets	$182,482	$184,059
Liabilities
Deposit liabilities
Noninterest-bearing	$2,487	$2,029
Interest-bearing	47,385	43,021
Total deposit liabilities	49,872	45,050
Short-term borrowings	5,877	7,680
Long-term debt ($— and $830 fair value-elected)	93,028	92,794
Interest payable	1,590	1,587
Unearned insurance premiums and service revenue	2,693	2,576
Reserves for insurance losses and loss adjustment expenses	441	580
Accrued expenses and other liabilities ($— and $29 fair value-elected)	9,962	14,084
Liabilities of operations held-for-sale	254	337
Total liabilities	163,717	164,688
Equity
Common stock and paid-in capital	19,668	19,668
Mandatorily convertible preferred stock held by U.S. Department of Treasury	5,685	5,685
Preferred stock	1,255	1,255
Accumulated deficit	(8,129)	(7,324)
Accumulated other comprehensive income	286	87
Total equity	18,765	19,371
Total liabilities and equity	$182,482	$184,059
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

($ in millions)	September 30, 2012	December 31, 2011
Assets
Loans held-for-sale, net	$—	$9
Finance receivables and loans, net
Finance receivables and loans, net ($— and $835 fair value-elected)	40,822	40,935
Allowance for loan losses	(192)	(210)
Total finance receivables and loans, net	40,630	40,725
Investment in operating leases, net	5,835	4,389
Other assets	2,063	3,029
Total assets	$48,528	$48,152

Liabilities
Short-term borrowings	$1,483	$795
Long-term debt ($— and $830 fair value-elected)	34,665	33,143
Interest payable	7	14
Accrued expenses and other liabilities	119	405
Total liabilities	$36,274	$34,357
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Changes in Equity (unaudited)
Ally Financial Inc. • Form 10-Q

($ in millions)	Common stock and paid-in capital	Mandatorily convertible preferred stock held by U.S. Department of Treasury	Preferred stock	Accumulated deficit	Accumulated other comprehensive income	Total equity
Balance at January 1, 2011	$19,668	$5,685	$1,287	$(6,410)	$259	$20,489
Net income				49		49
Preferred stock dividends — U.S. Department of Treasury				(400)		(400)
Preferred stock dividends				(194)		(194)
Series A preferred stock amendment (a)			(32)	32		—
Other comprehensive loss, net of tax					(217)	(217)
Other (b)				5		5
Balance at September 30, 2011	$19,668	$5,685	$1,255	$(6,918)	$42	$19,732
Balance at January 1, 2012	$19,668	$5,685	$1,255	$(7,324)	$87	$19,371
Net loss				(204)		(204)
Preferred stock dividends — U.S. Department of Treasury				(401)		(401)
Preferred stock dividends				(200)		(200)
Other comprehensive income, net of tax					199	199
Balance at September 30, 2012	$19,668	$5,685	$1,255	$(8,129)	$286	$18,765

(a)	Refer to Note 20 to the Consolidated Financial Statements in our 2011 Annual Report on Form 10-K for further detail.

(b)
Represents a reduction of the estimated payment accrued for tax distributions as a result of the completion of the GMAC LLC U.S. Return of Partnership Income for the tax period January 1, 2009 through June 30, 2009.

The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Cash Flows (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, ($ in millions)	2012	2011
Operating activities
Net (loss) income	$(204)	$49
Reconciliation of net (loss) income to net cash provided by operating activities
Depreciation and amortization	1,758	2,100
Other impairment	31	8
Changes in fair value of mortgage servicing rights	654	1,327
Provision for loan losses	285	211
Gain on sale of loans, net	(396)	(299)
Net gain on investment securities	(144)	(275)
Loss on extinguishment of debt	—	64
Originations and purchases of loans held-for-sale	(23,670)	(42,467)
Proceeds from sales and repayments of loans held-for-sale	25,295	44,417
Impairment and accruals related to Residential Capital, LLC deconsolidation	1,192	—
Net change in
Trading securities	595	(339)
Deferred income taxes	(199)	(99)
Interest payable	168	(99)
Other assets	475	(324)
Other liabilities	(761)	1,374
Other, net	(234)	133
Net cash provided by operating activities	4,845	5,781
Investing activities
Purchases of available-for-sale securities	(9,592)	(15,020)
Proceeds from sales of available-for-sale securities	6,774	12,093
Proceeds from maturities of available-for-sale securities	4,940	3,725
Net increase in finance receivables and loans	(7,925)	(10,705)
Proceeds from sales of finance receivables and loans	2,329	2,868
Purchases of operating lease assets	(5,612)	(5,332)
Disposals of operating lease assets	1,303	4,862
Proceeds from sale of business units, net (a)	516	50
Net cash effect from deconsolidation of Residential Capital, LLC	(539)	—
Other, net	75	633
Net cash used in investing activities	(7,731)	(6,826)
Statement continues on the next page.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Cash Flows (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, ($ in millions)	2012	2011
Financing activities
Net change in short-term borrowings	(1,673)	(1,263)
Net increase in bank deposits	4,673	4,454
Proceeds from issuance of long-term debt	27,520	36,900
Repayments of long-term debt	(22,908)	(34,576)
Dividends paid	(601)	(619)
Other, net	(26)	962
Net cash provided by financing activities	6,985	5,858
Effect of exchange-rate changes on cash and cash equivalents	(1)	(45)
Net increase in cash and cash equivalents	4,098	4,768
Adjustment for change in cash and cash equivalents of operations held-for-sale (a) (b)	24	(36)
Cash and cash equivalents at beginning of year	13,035	11,670
Cash and cash equivalents at September 30,	$17,157	$16,402
Supplemental disclosures
Cash paid for
Interest	$3,705	$4,303
Income taxes	291	454
Noncash items
Transfer of mortgage servicing rights into trading securities through certification	—	266
Other disclosures
Proceeds from sales and repayments of mortgage loans held-for-investment originally designated as held-for-sale	116	179

(a)	The amounts are net of cash and cash equivalents of $147 million at September 30, 2012, and $88 million at September 30, 2011, of business units at the time of disposition.

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
The Condensed Consolidated Financial Statements at September 30, 2012, and for the three months and nine months ended September 30, 2012, and 2011, are unaudited but reflect all adjustments that are, in management’s opinion, necessary for the fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements (and the related notes) included in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed on February 28, 2012, with the U.S. Securities and Exchange Commission (SEC), as amended by the Current Report on Form 8-K filed with the SEC on August 3, 2012.
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
In connection with the Plan, the Debtors expect to sell certain of their assets, consisting of the Debtors' mortgage origination and servicing business and certain other mortgage-related assets, under section 363 of the Bankruptcy Code. The Bankruptcy Court entered an order on June 28, 2012, approving Nationstar Mortgage LLC as stalking horse bidder for the Debtors' mortgage origination and servicing platform (the Platform), and Berkshire Hathaway Inc. as stalking horse bidder for the Debtors' held-for-sale loan portfolio (the Loan Portfolio). The bid provided by Berkshire Hathaway Inc. supplanted the stalking horse bid provided by AFI that is described below. On October 19, 2012, the Debtors collected bids from qualified bidders for the Platform and the Loan Portfolio. On October 24, 2012, following a competitive auction for the Platform, the Debtors determined that the bid submitted by Ocwen Loan Servicing LLC was the highest and best bid for the Platform. On October 25, 2012, following a competitive auction for the Loan Portfolio, the Debtors determined that the bid submitted by Berkshire Hathaway Inc. was the highest and best bid for the Loan Portfolio. The hearing for the Bankruptcy Court to approve the sales of the Platform and the Loan Portfolio is currently set for November 19, 2012. The Debtors' remaining assets are expected to be sold, wound down, or otherwise liquidated over time.
The Plan, a draft of which has been submitted to the Bankruptcy Court, is subject to negotiation with certain of the Debtors' creditors (as directed by the Bankruptcy Court) and Bankruptcy Court approval. The Debtors' exclusive period under the Bankruptcy Code to file the Plan, which may be extended by the Bankruptcy Court, ends on December 20, 2012. The Plan is based on a settlement (the Settlement) between AFI and the Debtors under which, in exchange for the releases described below, AFI, among other things: (a) agreed to serve as the stalking horse bidder for the Debtors' held-for-sale loan portfolio, with a purchase price of approximately $1.6 billion (which, as noted above, was supplanted by Berkshire Hathaway Inc. pursuant to an order entered by the Bankruptcy Court on June 28, 2012); (b) will make a cash contribution to the Debtors' estates of $750 million that will enable certain recoveries to creditors of the Debtors' estates under the Plan; (c) provided the Debtors with a $220 million post-petition debtor-in-possession financing facility; (d) consented to the Debtors' use of cash collateral pledged to Ally-funded, pre-petition senior secured credit facilities; (e) agreed to enter into and perform a shared services agreement with the Debtors to enable the Debtors to continue to operate their businesses during their bankruptcy cases; (f) agreed to enter into and perform a transition services agreement with the purchaser of the Debtors' mortgage origination and servicing business to facilitate the sale of such assets; (g) continues to provide the Debtors with consumer lending origination support during their bankruptcy cases, including to allow implementation of the aforementioned asset sales; (h) provides the support necessary for the Debtors to satisfy certain regulatory obligations; and (i) agreed to provide indemnification of ResCap's current directors and officers.
The Settlement, which is subject to Bankruptcy Court approval, provides for the release of all existing or potential causes of action between AFI and the Debtors, as well as a release of all existing or potential ResCap-related causes of action against AFI held by third parties. The Debtors have failed to satisfy certain milestone requirements in the Plan support agreement with AFI (the Plan Support Agreement), including the Bankruptcy Court's entry of the Confirmation Order on or before October 31, 2012, which relieves AFI of its obligations to perform under the Plan Support Agreement. Notwithstanding this, to date, AFI has continued to comply with the Plan Support Agreement. Pursuant to the terms of the Settlement, the failure to meet the October 31 milestone results in the Settlement's automatic termination. However, AFI and the Debtors have agreed to temporarily waive the automatic termination, but, each of AFI and the Debtors have preserved

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

the right to rescind such waiver at any point in the future. The waiver will terminate on December 31, 2012 unless AFI and the Debtors otherwise agree in writing.
As of the Petition Date, ResCap had support for the Plan from the ad hoc steering committee representing ResCap's junior secured notes (Ad Hoc Committee) and, certain other noteholders together holding $791 million out of a total of approximately $2.1 billion of these notes. The Debtors have failed to satisfy certain milestone requirements in the Plan support agreement with the Ad Hoc Committee (Ad Hoc Committee PSA); and, on September 24, 2012, the official committee of unsecured creditors (the Committee) appointed in the Debtors' bankruptcy cases filed a motion seeking standing to challenge the validity of the liens on certain assets securing the junior secured notes, which are the liens that secure certain of AFI's loans to ResCap. On or about September 25, 2012, the junior secured noteholders terminated the Ad Hoc Committee PSA.
Additionally, institutional investors in residential mortgage-backed securities issued by ResCap's affiliates and holding more than 25 percent of at least one class in each of 290 securitizations agreed to support the Plan as of the Petition Date. To date, institutional investors holding more than 25 percent of at least one class in each of 336 securitizations have agreed to support the Plan. These 336 securitizations have an aggregate original principal balance of approximately $189 billion (out of a total of 392 outstanding securitizations with an original principal balance of $221 billion). The settlements reached are subject to Bankruptcy Court approval. AFI anticipates the hearing for approval of the settlements to occur in early 2013. The Committee and certain other parties are presently engaged in discovery with respect to the settlements, including AFI's role, and are expected to contest the settlements at the hearing for the settlements' approval.
On June 4, 2012, Berkshire Hathaway Inc. filed a motion in the Bankruptcy Court for the appointment of an independent examiner to investigate, among other things, certain of the Debtors' transactions with AFI occurring prior to the Petition Date, any claims the Debtors may hold against AFI's officers and directors, and any claims the Debtors propose to release under the Plan, including under the Settlement. On June 18, 2012, the Bankruptcy Court approved the appointment of an examiner and, subsequently, the United States Trustee for the Southern District of New York appointed former bankruptcy judge Arthur J. Gonzalez, Esq. as the examiner. On July 27, 2012, the Bankruptcy Court entered an order approving the scope of the examiner's investigation. The investigation will include, among other things: (a) all material pre-petition transactions between or among the Debtors and AFI, Cerberus Capital Management, L.P. and its subsidiaries and affiliates, and/or Ally Bank; (b) certain post-petition negotiations and transactions with the Debtors, including with respect to plan sponsor, plan support, and settlement agreements, the debtor-in-possession financing with AFI, the stalking horse asset purchase agreement with AFI, and the servicing agreement with Ally Bank; (c) all state and federal law claims or causes of action the Debtors propose to release as part of the Plan; and (d) the release of all existing or potential ResCap-related causes of action against AFI held by third parties. As of September 30, 2012, the examiner's preliminary estimate regarding the time necessary for the examiner to complete his investigation and related report was at least six months from approximately August 6, 2012. Counsel to the examiner recently informed parties in interest that it would be requesting from the Bankruptcy Court an extended target date for issuance of the examiner’s report based upon completion of document production and witness interviews, rather than an approximation date. The examiner’s request may result in a delay for issuing the examiner’s report. The Bankruptcy Court is scheduled to hold a conference on November 5, 2012 to address the examiner’s request.
 As a result of the bankruptcy filing, effective May 14, 2012, we have deconsolidated ResCap from our financial statements and ResCap is prospectively accounted for using the cost method. Furthermore, circumstances indicated to us that as of May 14, 2012, our investment in ResCap would not be recoverable, and accordingly we recorded a full impairment of such investment. ResCap's results of operations have been removed from our Condensed Consolidated Financial Statements since May 14, 2012. As of September 30, 2012, ResCap does not meet the requirements of a discontinued operation; and as such, ResCap's results of operations continue to be included in our Condensed Consolidated Statement of Comprehensive Income for periods prior to May 14, 2012. Our Condensed Consolidated Statements of Comprehensive Income include the following for ResCap's results of operations (amounts presented are before the elimination of balances and transactions with Ally).

($ in millions)	Three months ended September 30, 2012	Three months ended September 30, 2011	Nine months ended September 30, 2012	Nine months ended September 30, 2011
Total net (loss) revenue	$—	$(164)	$476	$412
Provision for loan losses	—	1	—	8
Total noninterest expense	—	273	437	905
(Loss) income from continuing operations before income tax expense	—	(438)	39	(501)
Income tax expense from continuing operations	—	4	7	13
Net (loss) income from continuing operations	$—	$(442)	$32	$(514)
Based on our assessment of the effect of the deconsolidation of ResCap, obligations under the Plan, and other impacts related to the Chapter 11 filing, we recorded a charge of $1.2 billion during the nine months ended September 30, 2012, within our other operating expenses. This charge primarily consists of the impairment of Ally's $442 million equity investment in ResCap and the $750 million cash contribution to be made by us to the Debtors' estate described above. As of September 30, 2012, we have $1.2 billion of financing due from

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

ResCap, which is classified as Finance Receivables and Loans, net on our Condensed Consolidated Balance Sheet. We maintain no allowance or impairment against these receivables because management considers them to be fully collectible. At September 30, 2012, our hedging arrangements with ResCap were fully collateralized. Additionally, under a shared services agreement (SSA), each entity agreed to provide services to the other for a period of one year. The SSA will automatically renew each year unless either entity provides written notice of nonrenewal to the other party at least three months prior to the expiration. The SSA fees received by Ally and the expenses paid to the ResCap will be reflected within the Condensed Consolidated Statement of Comprehensive Income as a reduction or increase of noninterest expense. Because of the uncertain nature of the bankruptcy proceedings, we cannot predict the ultimate financial impact to Ally. Refer to Note 25 to the Condensed Consolidated Financial Statements for additional information regarding these bankruptcy proceedings.
International Businesses
In the second quarter of 2012, we began exploring strategic alternatives for our international operations. These international operations include automotive finance, insurance, and banking and deposit operations outside of the United States. Since then, we have conducted multiple processes for various parts of our international operations, and have received interest from a number of potential purchasers. As part of this initiative, on October 18, 2012 we announced that we reached an agreement to sell our Mexican insurance business, ABA Seguros, to the ACE Group. Further, on October 23, 2012, we announced that we reached an agreement to sell our Canadian auto finance operation, Ally Credit Canada Limited, and ResMor Trust to Royal Bank of Canada. Refer to Note 26 for further information. We expect to continue to explore strategic alternatives for our remaining international operations. However, we can provide no assurances that we will enter into strategic transactions with respect to all or any portion of the balance of our international operations.
Ally Bank Mortgage Servicing Rights Portfolio and Business Lending Operations
On October 26, 2012, Ally Bank announced that it has begun to explore strategic alternatives for its agency mortgage servicing rights (MSR) portfolio and its business lending operations. Ally Bank expects to continue originating a modest level of high-quality residential jumbo mortgages for its own portfolio through correspondents and wholesale brokers.
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

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2012	2011	2012	2011
Select Mortgage operations
Total net (loss) revenue	$—	$(8)	$8	$(5)
Pretax loss including direct costs to transact a sale	—	(14)	(10)	(25)
Tax benefit	(7)	(4)	(7)	(7)
Select Global Automotive Services — Insurance operations
Total net revenue	$38	$35	$110	$201
Pretax (loss) income including direct costs to transact a sale	(12)	3	(36)	21
Tax expense	—	1	3	3
Select Global Automotive Services — International operations
Total net revenue	$1	$7	$9	$50
Pretax (loss) income including direct costs to transact a sale (a)	(4)	(5)	11	(30)
Tax (benefit) expense	(3)	(2)	1	(1)

(a)	Includes certain income tax activity recognized by Corporate and Other.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Held-for-sale Operations
The assets and liabilities of operations held-for-sale are summarized below.

September 30, 2012 ($ in millions)	Select Global Automotive Services –Insurance operations (a)	Select Global Automotive Services – International operations (b)	Total held-for-sale operations
Assets
Cash and cash equivalents
Noninterest-bearing	$4	$28	$32
Interest-bearing	87	8	95
Total cash and cash equivalents	91	36	127
Investment securities	182	—	182
Finance receivables and loans, net	—	2	2
Investment in operating leases, net	—	25	25
Premiums receivable and other insurance assets	79	—	79
Other assets	20	11	31
Impairment on assets of held-for-sale operations	(51)	(20)	(71)
Total assets	$321	$54	$375
Liabilities
Unearned insurance premiums and service revenue	$137	$—	$137
Reserves for insurance losses and loss adjustment expenses	14	—	14
Accrued expenses and other liabilities	97	6	103
Total liabilities	$248	$6	$254

(a)	Includes our U.K.-based operations that provide vehicle service contracts and insurance products.

(b)	Includes our full-service leasing operations in Austria, Germany, Greece, Portugal, and Spain.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

December 31, 2011 ($ in millions)	Select Mortgage operations (a)	Select Global Automotive Services –Insurance operations (b)	Select Global Automotive Services – International operations (c)	Total held-for-sale operations
Assets
Cash and cash equivalents
Noninterest-bearing	$—	$4	$55	$59
Interest-bearing	—	54	38	92
Total cash and cash equivalents	—	58	93	151
Investment securities	—	186	—	186
Loans held-for-sale, net	260	—	—	260
Finance receivables and loans, net
Finance receivables and loans, net	285	—	11	296
Allowance for loan losses	—	—	(1)	(1)
Total finance receivables and loans, net	285	—	10	295
Investment in operating leases, net	—	—	91	91
Premiums receivable and other insurance assets	—	77	—	77
Other assets	140	14	30	184
Impairment on assets of held-for-sale operations	—	—	(174)	(174)
Total assets	$685	$335	$50	$1,070
Liabilities
Unearned insurance premiums and service revenue	$—	$130	$—	$130
Reserves for insurance losses and loss adjustment expenses	—	17	—	17
Accrued expenses and other liabilities	80	82	28	190
Total liabilities	$80	$229	$28	$337

(a)	Includes the Canadian mortgage operations of ResMor Trust.

(b)	Includes our U.K.-based operations that provide vehicle service contracts and insurance products.

(c)	Includes the operations of Venezuela and our full-service leasing operations in Austria, Germany, Greece, Portugal, and Spain.

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
September 30, 2012
Assets
Investment securities
Available-for-sale securities
Debt securities
Foreign government	$182	$—	$—	$182
Total assets	$182	$—	$—	$182
December 31, 2011
Assets
Investment securities
Available-for-sale securities
Debt securities
Foreign government	$171	$15	$—	$186
Other assets
Interest retained in financial asset sales	—	—	66	66
Total assets	$171	$15	$66	$252
3.     Other Income, Net of Losses
Details of other income, net of losses, were as follows.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2012	2011	2012	2011
Mortgage processing fees and other mortgage income	$105	$53	$342	$141
Late charges and other administrative fees	33	30	96	86
Income from equity-method investments	22	21	69	63
Remarketing fees	16	24	54	92
Securitization income	10	18	33	169
Fair value adjustment on derivatives (a)	(3)	(55)	(35)	(134)
Change due to fair value option elections (b)	—	(44)	(19)	(83)
Other, net	42	83	188	239
Total other income, net of losses	$225	$130	$728	$573

(a)	Refer to Note 20 for a description of derivative instruments and hedging activities.

(b)	Refer to Note 22 for a description of fair value option elections.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

4.     Other Operating Expenses
Details of other operating expenses were as follows.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2012	2011	2012		2011
Insurance commissions	$106	$116	$325		$350
Lease and loan administration	94	47	204		136
Technology and communications	86	127	321		361
Professional services	69	83	278		226
Advertising and marketing	38	46	114		141
Regulatory and licensing fees	33	32	101		102
Mortgage representation and warranty obligation, net	30	70	67		280
Premises and equipment depreciation	24	24	73		73
Vehicle remarketing and repossession	20	32	65		104
State and local non-income taxes	23	29	52		95
Occupancy	17	25	62		69
Impairment and accruals related to ResCap deconsolidation	—	—	1,192	(a)	—
Other	79	123	414		455
Total other operating expenses	$619	$754	$3,268		$2,392

(a)
This charge consists of the $442 million total impairment of our investment in ResCap and a $750 million cash contribution to be made by us to the Debtors' estate. Refer to Note 1 for more information regarding the Debtors' bankruptcy, deconsolidation, and this charge.

5.     Trading Assets
The composition of trading assets was as follows.

($ in millions)	September 30, 2012	December 31, 2011
Mortgage-backed residential trading securities	$—	$608
Trading derivatives	—	14
Total trading assets	$—	$622

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

6.     Investment Securities
Our portfolio of securities includes bonds, equity securities, asset- and mortgage-backed securities, interests in securitization trusts, and other investments. The cost, fair value, and gross unrealized gains and losses on available-for-sale securities were as follows.

	September 30, 2012				December 31, 2011
	Amortized cost	Gross unrealized		Fair value	Amortized cost	Gross unrealized		Fair value
($ in millions)		gains	losses			gains	losses
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$1,354	$4	$—	$1,358	$1,535	$13	$(2)	$1,546
U.S. states and political subdivisions	—	—	—	—	1	—	—	1
Foreign government	803	17	—	820	765	20	(1)	784
Mortgage-backed residential (a)	6,269	114	(9)	6,374	7,266	87	(41)	7,312
Asset-backed	2,365	47	(1)	2,411	2,600	28	(13)	2,615
Corporate debt	1,349	59	(4)	1,404	1,486	23	(18)	1,491
Other	333	—	—	333	326	1	—	327
Total debt securities	12,473	241	(14)	12,700	13,979	172	(75)	14,076
Equity securities	1,114	28	(72)	1,070	1,188	25	(154)	1,059
Total available-for-sale securities (b)	$13,587	$269	$(86)	$13,770	$15,167	$197	$(229)	$15,135

(a)	Residential mortgage-backed securities include agency-backed bonds totaling $4,580 million and $6,114 million at September 30, 2012, and December 31, 2011, respectively.

(b)
Certain entities related to our Insurance operations are required to deposit securities with state regulatory authorities. These deposited securities totaled $15 million and $16 million at September 30, 2012, and December 31, 2011, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The maturity distribution of available-for-sale debt securities outstanding is summarized in the following tables. Prepayments may cause actual maturities to differ from scheduled maturities.

	Total		Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years (a)
($ in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
September 30, 2012
Fair value of available-for-sale debt securities (b)
U.S. Treasury and federal agencies	$1,358	0.5%	$428	—%	$731	0.7%	$199	1.1%	$—	—%
Foreign government	820	3.6	134	3.9	433	3.8	249	3.1	4	6.3
Mortgage-backed residential	6,374	2.7	—	—	4	5.3	182	2.3	6,188	2.7
Asset-backed	2,411	2.2	5	3.9	1,583	2.1	486	2.0	337	3.2
Corporate debt	1,404	5.2	18	3.9	637	4.2	621	6.2	128	5.7
Other	333	1.4	332	1.4	—	—	1	4.4	—	—
Total available-for-sale debt securities	$12,700	2.6	$917	1.2	$3,388	2.3	$1,738	3.3	$6,657	2.7
Amortized cost of available-for-sale debt securities	$12,473		$916		$3,339		$1,682		$6,536
December 31, 2011
Fair value of available-for-sale debt securities (b)
U.S. Treasury and federal agencies	$1,546	0.9%	$231	—%	$1,202	0.9%	$113	2.2%	$—	—%
U.S. states and political subdivisions	1	5.4	—	—	—	—	—	—	1	5.4
Foreign government	784	4.4	77	7.7	506	4.3	201	3.3	—	—
Mortgage-backed residential	7,312	2.5	3	4.8	2	6.3	189	2.6	7,118	2.5
Asset-backed	2,615	2.1	—	—	1,599	1.9	574	1.9	442	3.2
Corporate debt	1,491	4.9	19	4.9	741	4.4	606	5.6	125	4.7
Other	327	1.4	316	1.3	—	—	11	4.6	—	—
Total available-for-sale debt securities	$14,076	2.6	$646	1.7	$4,050	2.4	$1,694	3.5	$7,686	2.6
Amortized cost of available-for-sale debt securities	$13,979		$644		$4,026		$1,678		$7,631

(a)	Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment options.

(b)	Yields on tax-exempt obligations are computed on a tax-equivalent basis.
The balances of cash equivalents were $7.3 billion and $5.6 billion at September 30, 2012, and December 31, 2011, respectively, and were composed primarily of money market accounts and short-term securities, including U.S. Treasury bills.
The following table presents gross gains and losses realized upon the sales of available-for-sale securities and other-than-temporary impairment.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2012	2011	2012	2011
Gross realized gains	$55	$90	$224	$288
Gross realized losses	(18)	(15)	(31)	(37)
Other-than-temporary impairment	(56)	—	(56)	—
Net realized (losses) gains	$(19)	$75	$137	$251

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents interest and dividends on available-for-sale securities.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2012	2011	2012	2011
Taxable interest	$67	$96	$225	$294
Taxable dividends	6	6	18	17
Interest and dividends on available-for-sale securities	$73	$102	$243	$311
Certain available for sale securities were sold at a loss in 2012 and 2011 as a result of market conditions within these respective periods (e.g., a downgrade in the rating of a debt security). The table below summarizes available-for-sale securities in an unrealized loss position in accumulated other comprehensive income. Based on the methodology described below that was applied to these securities, we believe that the unrealized losses relate to factors other than credit losses in the current market environment. As of September 30, 2012, we did not have the intent to sell the debt securities with an unrealized loss position in accumulated other comprehensive income, and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. As of September 30, 2012, we had the ability and intent to hold equity securities with an unrealized loss position in accumulated other comprehensive income. As a result, we believe that the securities with an unrealized loss position in accumulated other comprehensive income are not considered to be other-than-temporarily impaired at September 30, 2012. Refer to Note 1 to the Consolidated Financial Statements in our 2011 Annual Report on Form 10-K for additional information related to investment securities and our methodology for evaluating potential other-than-temporary impairments.

	September 30, 2012				December 31, 2011
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
($ in millions)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$22	$—	$—	$—	$179	$(2)	$—	$—
Foreign government	129	—	—	—	197	(1)	—	—
Mortgage-backed residential	650	(7)	86	(2)	2,302	(39)	45	(2)
Asset-backed	130	(1)	1	—	994	(13)	1	—
Corporate debt	101	(2)	19	(2)	444	(16)	30	(2)
Total temporarily impaired debt securities	1,032	(10)	106	(4)	4,116	(71)	76	(4)
Temporarily impaired equity securities	299	(26)	303	(46)	770	(148)	18	(6)
Total temporarily impaired available-for-sale securities	$1,331	$(36)	$409	$(50)	$4,886	$(219)	$94	$(10)

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

7.     Loans Held-for-Sale, Net
The composition of loans held-for-sale, net, was as follows.

	September 30, 2012			December 31, 2011
($ in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total
Consumer automobile	$—	$—	$—	$425	$—	$425
Consumer mortgage
1st Mortgage	1,927	—	1,927	7,360	12	7,372
Home equity	—	—	—	740	—	740
Total consumer mortgage (a)	1,927	—	1,927	8,100	12	8,112
Commercial and industrial
Other	10	—	10	20	—	20
Total loans held-for-sale (b)	$1,937	$—	$1,937	$8,545	$12	$8,557

(a)	Fair value option-elected domestic consumer mortgages were $1.9 billion and $3.9 billion at September 30, 2012, and December 31, 2011, respectively. Refer to Note 22 for additional information.

(b)
Totals are net of unamortized premiums and discounts and deferred fees and costs. Included in the totals are net unamortized premiums of $21 million at September 30, 2012, and net unamortized discounts of $221 million at December 31, 2011.

The following table summarizes held-for-sale mortgage loans reported at carrying value by higher-risk loan type.

($ in millions)	September 30, 2012	December 31, 2011
High original loan-to-value (greater than 100%) mortgage loans	$336	$423
Payment-option adjustable-rate mortgage loans	—	12
Interest-only mortgage loans	9	298
Below-market rate (teaser) mortgages	—	169
Total higher-risk mortgage loans held-for-sale	$345	$902

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

8.     Finance Receivables and Loans, Net
The composition of finance receivables and loans, net, reported at carrying value before allowance for loan losses was as follows.

	September 30, 2012			December 31, 2011
($ in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total
Consumer automobile	$52,434	$18,413	$70,847	$46,576	$16,883	$63,459
Consumer mortgage
1st Mortgage	7,070	—	7,070	6,867	24	6,891
Home equity	2,717	—	2,717	3,102	—	3,102
Total consumer mortgage	9,787	—	9,787	9,969	24	9,993
Commercial
Commercial and industrial
Automobile	27,523	7,279	34,802	26,552	8,265	34,817
Mortgage	686	—	686	1,887	24	1,911
Other	2,552	6	2,558	1,178	63	1,241
Commercial real estate
Automobile	2,446	133	2,579	2,331	154	2,485
Mortgage	—	—	—	—	14	14
Total commercial	33,207	7,418	40,625	31,948	8,520	40,468
Loans at fair value (a)	—	—	—	603	232	835
Total finance receivables and loans (b)	$95,428	$25,831	$121,259	$89,096	$25,659	$114,755

(a)	Includes domestic consumer mortgages at fair value as a result of fair value option election. Refer to Note 22 for additional information.

(b)	Totals are net of unearned income, unamortized premiums and discounts, and deferred fees and costs of $3.0 billion and $2.9 billion at September 30, 2012, and December 31, 2011, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans.

Three months ended September 30, 2012 ($ in millions)	Consumer automobile	Consumer mortgage	Commercial	Total
Allowance at July 1, 2012	$778	$472	$177	$1,427
Charge-offs
Domestic	(111)	(33)	(3)	(147)
Foreign	(47)	—	—	(47)
Total charge-offs	(158)	(33)	(3)	(194)
Recoveries
Domestic	41	2	1	44
Foreign	21	—	4	25
Total recoveries	62	2	5	69
Net charge-offs	(96)	(31)	2	(125)
Provision for loan losses	117	6	(7)	116
Other	4	—	1	5
Allowance at September 30, 2012	$803	$447	$173	$1,423

Three months ended September 30, 2011 ($ in millions)	Consumer automobile	Consumer mortgage	Commercial	Total
Allowance at July 1, 2011	$911	$558	$270	$1,739
Charge-offs
Domestic	(97)	(54)	(6)	(157)
Foreign	(37)	(2)	(7)	(46)
Total charge-offs	(134)	(56)	(13)	(203)
Recoveries
Domestic	45	4	4	53
Foreign	18	1	8	27
Total recoveries	63	5	12	80
Net charge-offs	(71)	(51)	(1)	(123)
Provision for loan losses	53	26	(29)	50
Discontinued operations	—	(1)	—	(1)
Other	(42)	—	(2)	(44)
Allowance at September 30, 2011	$851	$532	$238	$1,621

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, 2012 ($ in millions)	Consumer automobile	Consumer mortgage	Commercial	Total
Allowance at January 1, 2012	$766	$516	$221	$1,503
Charge-offs
Domestic	(296)	(119)	(6)	(421)
Foreign	(128)	—	(2)	(130)
Total charge-offs	(424)	(119)	(8)	(551)
Recoveries
Domestic	129	8	10	147
Foreign	55	—	29	84
Total recoveries	184	8	39	231
Net charge-offs	(240)	(111)	31	(320)
Provision for loan losses	295	54	(64)	285
Deconsolidation of ResCap	—	(9)	—	(9)
Other	(18)	(3)	(15)	(36)
Allowance at September 30, 2012	$803	$447	$173	$1,423
Allowance for loan losses
Individually evaluated for impairment	$10	$172	$38	$220
Collectively evaluated for impairment	789	275	135	1,199
Loans acquired with deteriorated credit quality	4	—	—	4
Finance receivables and loans at historical cost
Ending balance	70,847	9,787	40,625	121,259
Individually evaluated for impairment	97	738	1,662	2,497
Collectively evaluated for impairment	70,710	9,049	38,963	118,722
Loans acquired with deteriorated credit quality	40	—	—	40

Nine months ended September 30, 2011 ($ in millions)	Consumer automobile	Consumer mortgage	Commercial	Total
Allowance at January 1, 2011	$970	$580	$323	$1,873
Charge-offs
Domestic	(331)	(162)	(24)	(517)
Foreign	(112)	(4)	(55)	(171)
Total charge-offs	(443)	(166)	(79)	(688)
Recoveries
Domestic	146	13	16	175
Foreign	54	1	25	80
Total recoveries	200	14	41	255
Net charge-offs	(243)	(152)	(38)	(433)
Provision for loan losses	157	104	(48)	213
Other	(33)	—	1	(32)
Allowance at September 30, 2011	$851	$532	$238	$1,621
Allowance for loan losses
Individually evaluated for impairment	$2	$125	$49	$176
Collectively evaluated for impairment	839	407	189	1,435
Loans acquired with deteriorated credit quality	10	—	—	10
Finance receivables and loans at historical cost
Ending balance	59,705	10,269	37,897	107,871
Individually evaluated for impairment	52	600	698	1,350
Collectively evaluated for impairment	59,549	9,669	37,199	106,417
Loans acquired with deteriorated credit quality	104	—	—	104

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents information about significant sales of finance receivables and loans recorded at historical cost and transfers of finance receivables and loans from held-for-investment to held-for-sale.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2012	2011	2012	2011
Consumer automobile	$—	$1,961	$1,960	$3,279
Consumer mortgage	—	7	40	100
Commercial	10	27	10	33
Total sales and transfers	$10	$1,995	$2,010	$3,412
The following table presents an analysis of our past due finance receivables and loans, net, recorded at historical cost reported at carrying value before allowance for loan losses.

($ in millions)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total finance receivables and loans
September 30, 2012
Consumer automobile	$848	$197	$191	$1,236	$69,611	$70,847
Consumer mortgage
1st Mortgage	76	38	161	275	6,795	7,070
Home equity	17	12	13	42	2,675	2,717
Total consumer mortgage	93	50	174	317	9,470	9,787
Commercial
Commercial and industrial
Automobile	7	2	58	67	34,735	34,802
Mortgage	—	—	—	—	686	686
Other	—	—	1	1	2,557	2,558
Commercial real estate
Automobile	2	—	18	20	2,559	2,579
Mortgage	—	—	—	—	—	—
Total commercial	9	2	77	88	40,537	40,625
Total consumer and commercial	$950	$249	$442	$1,641	$119,618	$121,259
December 31, 2011
Consumer automobile	$802	$162	$179	$1,143	$62,316	$63,459
Consumer mortgage
1st Mortgage	91	35	162	288	6,603	6,891
Home equity	21	11	18	50	3,052	3,102
Total consumer mortgage	112	46	180	338	9,655	9,993
Commercial
Commercial and industrial
Automobile	—	1	126	127	34,690	34,817
Mortgage	—	—	—	—	1,911	1,911
Other	—	—	1	1	1,240	1,241
Commercial real estate
Automobile	2	1	34	37	2,448	2,485
Mortgage	—	2	12	14	—	14
Total commercial	2	4	173	179	40,289	40,468
Total consumer and commercial	$916	$212	$532	$1,660	$112,260	$113,920

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents the carrying value before allowance for loan losses of our finance receivables and loans recorded at historical cost on nonaccrual status.

($ in millions)	September 30, 2012	December 31, 2011
Consumer automobile	$304	$228
Consumer mortgage
1st Mortgage	444	281
Home equity	36	58
Total consumer mortgage	480	339
Commercial
Commercial and industrial
Automobile	257	223
Mortgage	—	—
Other	36	37
Commercial real estate
Automobile	53	67
Mortgage	—	12
Total commercial	346	339
Total consumer and commercial finance receivables and loans	$1,130	$906
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

	September 30, 2012			December 31, 2011
($ in millions)	Performing	Nonperforming	Total	Performing	Nonperforming	Total
Consumer automobile	$70,543	$304	$70,847	$63,231	$228	$63,459
Consumer mortgage
1st Mortgage	6,626	444	7,070	6,610	281	6,891
Home equity	2,681	36	2,717	3,044	58	3,102
Total consumer mortgage	$9,307	$480	$9,787	$9,654	$339	$9,993
The following table presents pass and criticized credit quality indicators based on regulatory definitions for our commercial finance receivables and loans recorded at historical cost reported at carrying value before allowance for loan losses.

	September 30, 2012			December 31, 2011
($ in millions)	Pass	Criticized (a)	Total	Pass	Criticized (a)	Total
Commercial
Commercial and industrial
Automobile	$32,766	$2,036	$34,802	$32,464	$2,353	$34,817
Mortgage	667	19	686	1,760	151	1,911
Other	2,306	252	2,558	883	358	1,241
Commercial real estate
Automobile	2,471	108	2,579	2,305	180	2,485
Mortgage	—	—	—	—	14	14
Total commercial	$38,210	$2,415	$40,625	$37,412	$3,056	$40,468

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
The following table presents information about our impaired finance receivables and loans recorded at historical cost.

($ in millions)	Unpaid principal balance	Carrying value before allowance	Impaired with no allowance	Impaired with an allowance	Allowance for impaired loans
September 30, 2012
Consumer automobile	$97	$97	$—	$97	$10
Consumer mortgage
1st Mortgage	728	646	101	545	133
Home equity	91	92	—	92	39
Total consumer mortgage	819	738	101	637	172
Commercial
Commercial and industrial
Automobile	257	257	93	164	15
Mortgage	—	—	—	—	—
Other	36	36	10	26	7
Commercial real estate
Automobile	53	53	14	39	16
Mortgage	—	—	—	—	—
Total commercial	346	346	117	229	38
Total consumer and commercial finance receivables and loans	$1,262	$1,181	$218	$963	$220
December 31, 2011
Consumer automobile	$69	$69	$—	$69	$7
Consumer mortgage
1st Mortgage	516	508	83	425	126
Home equity	97	98	—	98	46
Total consumer mortgage	613	606	83	523	172
Commercial
Commercial and industrial
Automobile	222	222	64	158	22
Mortgage	—	—	—	—	—
Other	37	37	25	12	5
Commercial real estate
Automobile	68	68	32	36	18
Mortgage	12	12	1	11	5
Total commercial	339	339	122	217	50
Total consumer and commercial finance receivables and loans	$1,021	$1,014	$205	$809	$229

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following tables present average balance and interest income for our impaired finance receivables and loans.

	2012		2011
Three months ended September 30, ($ in millions)	Average balance	Interest income	Average balance	Interest income
Consumer automobile	$97	$2	$56	$1
Consumer mortgage
1st Mortgage	628	10	476	5
Home equity	91	1	93	1
Total consumer mortgage	719	11	569	6
Commercial
Commercial and industrial
Automobile	229	4	306	6
Mortgage	—	—	2	1
Other	37	—	54	—
Commercial real estate
Automobile	51	1	104	4
Mortgage	—	—	31	—
Total commercial	317	5	497	11
Total consumer and commercial finance receivables and loans	$1,133	$18	$1,122	$18

	2012		2011
Nine months ended September 30, ($ in millions)	Average balance	Interest income	Average balance	Interest income
Consumer automobile	$91	$7	$23	$1
Consumer mortgage
1st Mortgage	574	21	449	13
Home equity	95	3	89	3
Total consumer mortgage	669	24	538	16
Commercial
Commercial and industrial
Automobile	212	9	321	7
Mortgage	6	—	26	6
Other	32	5	95	1
Commercial real estate
Automobile	57	2	141	4
Mortgage	7	—	47	1
Total commercial	314	16	630	19
Total consumer and commercial finance receivables and loans	$1,074	$47	$1,191	$36
Troubled Debt Restructurings
TDRs are loan modifications where concessions were granted to borrowers experiencing financial difficulties. Numerous initiatives, such as the Home Affordable Modification Program (HAMP) are in place to provide support to our mortgage customers in financial distress, including principal forgiveness, maturity extensions, delinquent interest capitalization, and changes to contractual interest rates. Additionally for automobile loans, we offer several types of assistance to aid our customers including changing the maturity date and rewriting the loan terms. Total TDRs recorded at historical cost and reported at carrying value before allowance for loan losses were $885 million at September 30, 2012, reflecting an increase of $151 million from December 31, 2011. Refer to Note 1 to the Consolidated Financial Statements in our 2011 Annual Report on Form 10-K for additional information.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following tables present information related to finance receivables and loans recorded at historical cost modified in connection with a troubled debt restructuring during the period.

	2012			2011
Three months ended September 30, ($ in millions)	Number of loans	Pre-modification carrying value before allowance	Post-modification carrying value before allowance	Number of loans	Pre-modification carrying value before allowance	Post-modification carrying value before allowance
Consumer automobile	1,207	$14	$14	1,629	$21	$21
Consumer mortgage
1st Mortgage	218	74	59	80	30	29
Home equity	85	5	5	213	12	11
Total consumer mortgage	303	79	64	293	42	40
Commercial
Commercial and industrial
Automobile	3	7	7	—	—	—
Mortgage	—	—	—	—	—	—
Other	—	—	—	—	—	—
Commercial real estate
Automobile	1	2	2	1	2	2
Mortgage	—	—	—	1	3	2
Total commercial	4	9	9	2	5	4
Total consumer and commercial finance receivables and loans	1,514	$102	$87	1,924	$68	$65

	2012			2011
Nine months ended September 30, ($ in millions)	Number of loans	Pre-modification carrying value before allowance	Post-modification carrying value before allowance	Number of loans	Pre-modification carrying value before allowance	Post-modification carrying value before allowance
Consumer automobile	5,979	$72	$72	4,407	$58	$58
Consumer mortgage
1st Mortgage	1,140	333	247	309	111	110
Home equity	312	18	17	695	39	36
Total consumer mortgage	1,452	351	264	1,004	150	146
Commercial
Commercial and industrial
Automobile	9	15	15	1	3	3
Mortgage	—	—	—	1	38	28
Other	—	—	—	2	11	10
Commercial real estate
Automobile	5	11	10	2	6	4
Mortgage	—	—	—	2	4	3
Total commercial	14	26	25	8	62	48
Total consumer and commercial finance receivables and loans	7,445	$449	$361	5,419	$270	$252

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

	2012			2011
Three months ended September 30, ($ in millions)	Number of loans	Carrying value before allowance	Charge-off amount	Number of loans	Carrying value before allowance	Charge-off amount
Consumer automobile	145	$2	$—	88	$1	$—
Consumer mortgage
1st Mortgage	5	1	—	—	—	—
Home equity	12	1	1	9	1	1
Total consumer mortgage	17	2	1	9	1	1
Commercial
Commercial and industrial
Automobile	—	—	—	—	—	—
Commercial real estate
Automobile	—	—	—	—	—	—
Total commercial	—	—	—	—	—	—
Total consumer and commercial finance receivables and loans	162	$4	$1	97	$2	$1

	2012			2011
Nine months ended September 30, ($ in millions)	Number of loans	Carrying value before allowance	Charge-off amount	Number of loans	Carrying value before allowance	Charge-off amount
Consumer automobile	514	$5	$2	176	$2	$1
Consumer mortgage
1st Mortgage	17	4	1	5	1	—
Home equity	25	2	2	18	1	1
Total consumer mortgage	42	6	3	23	2	1
Commercial
Commercial and industrial
Automobile	4	3	—	1	3	—
Commercial real estate
Automobile	1	2	—	—	—	—
Total commercial	5	5	—	1	3	—
Total consumer and commercial finance receivables and loans	561	$16	$5	200	$7	$2
At September 30, 2012, and December 31, 2011, commercial commitments to lend additional funds to debtors owing receivables whose terms had been modified in a troubled debt restructuring were $26 million and $45 million, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Higher-Risk Mortgage Concentration Risk
The following table summarizes held-for-investment mortgage finance receivables and loans recorded at historical cost and reported at carrying value before allowance for loan losses by higher-risk loan type.

($ in millions)	September 30, 2012	December 31, 2011
Interest-only mortgage loans (a)	$2,262	$2,947
Below-market rate (teaser) mortgages	197	248
Total higher-risk mortgage finance receivables and loans	$2,459	$3,195

(a)	The majority of the interest-only mortgage loans are expected to start principal amortization in 2015 or beyond.

9.     Investment in Operating Leases, Net
Investments in operating leases were as follows.

($ in millions)	September 30, 2012	December 31, 2011
Vehicles and other equipment	$14,969	$11,160
Accumulated depreciation	(2,261)	(1,885)
Investment in operating leases, net	$12,708	$9,275
Depreciation expense on operating lease assets includes remarketing gains and losses recognized on the sale of operating lease assets. The following summarizes the components of depreciation expense on operating lease assets.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2012	2011	2012	2011
Depreciation expense on operating lease assets (excluding remarketing gains)	$405	$352	$1,124	$1,083
Remarketing gains	(47)	(76)	(155)	(361)
Depreciation expense on operating lease assets	$358	$276	$969	$722

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
Securitizations
We provide a wide range of consumer and commercial automobile loans, operating leases, other commercial loans, and mortgage loan products to a diverse customer base. We often securitize these loans and leases (which we collectively describe as loans or financial assets) through the use of securitization entities, which may or may not be consolidated on our Condensed Consolidated Balance Sheet. We securitize consumer and commercial automobile loans, operating leases, and other commercial loans through private-label securitizations. We securitize consumer mortgage loans through transactions involving the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac). We previously securitized consumer mortgage loans through private-label mortgage securitizations and through transactions involving the Government National Mortgage Association (Ginnie Mae). We refer to Fannie Mae, Freddie Mac, and Ginnie Mae collectively as the Government-Sponsored Enterprises or GSEs. During the nine months ended September 30, 2012 and 2011, our consumer mortgage loans were primarily securitized through the GSEs.
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
Other than our customary representation and warranty provisions, these securitizations are nonrecourse to us, thereby transferring the risk of future credit losses to the extent the beneficial interests in the securitization entities are held by third parties. Representation and warranty provisions generally require us to repurchase loans or indemnify the investor or other party for incurred losses to the extent it is determined that the loans were ineligible or were otherwise defective at the time of sale. Refer to Note 25 for detail on representation and warranty provisions. We did not provide any noncontractual financial support to any of these entities during the nine months ended September 30, 2012 and 2011.
Other Variable Interest Entities
Servicer Advance Funding Entity
We previously assisted in the financing of our servicer advance receivables; we formed a VIE that issued variable funding notes to third-party investors that were collateralized by servicer advance receivables. These servicer advance receivables were transferred to the VIE and consisted of delinquent principal and interest advances we made as servicer to various investors; property taxes and insurance premiums advanced to taxing authorities and insurance companies on behalf of borrowers; and amounts advanced for mortgages in foreclosure. The VIE funded the purchase of the receivables through financing obtained from the third-party investors and subordinated loans or an equity contribution from our mortgage activities. This VIE was not consolidated on our balance sheet at September 30, 2012 as a result of the deconsolidation of ResCap, but was consolidated on our balance sheet at December 31, 2011. The beneficial interest holder of this VIE does not have legal recourse to our general credit. We do not have a contractual obligation to provide any type of financial support in the future, nor have we provided noncontractual financial support to the entity during the nine months ended September 30, 2012 and 2011.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Our involvement with consolidated and nonconsolidated VIEs in which we hold variable interests is presented below.

($ in millions)	Consolidated involvement with VIEs		Assets of nonconsolidated VIEs (a)		Maximum exposure to loss in nonconsolidated VIEs
September 30, 2012
On-balance sheet variable interest entities
Consumer automobile	$29,131		$—		$—
Commercial automobile	18,741		—		—
Commercial other	656		—		—
Off-balance sheet variable interest entities
Consumer automobile	—		1,659		1,659	(b)
Consumer mortgage — other	—		—	(c)	13	(d)
Commercial other	(28)	(e)	—	(f)	92
Total	$48,500		$1,659		$1,764
December 31, 2011
On-balance sheet variable interest entities
Consumer automobile	$26,504		$—		$—
Consumer mortgage — private-label	1,098		—		—
Commercial automobile	19,594		—		—
Other	956		—		—
Off-balance sheet variable interest entities
Consumer mortgage — Ginnie Mae	2,652	(g)	44,127		44,127	(b)
Consumer mortgage — CMHC	66	(g)	3,222		66	(h)
Consumer mortgage — private-label	141	(g)	4,408		4,408	(b)
Consumer mortgage — other	—		—	(c)	17	(d)
Commercial other	83	(e)	—	(f)	242
Total	$51,094		$51,757		$48,860

(a)	Asset values represent the current unpaid principal balance of outstanding consumer finance receivables and loans within the VIEs.

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

(e)
Includes $0 million and $100 million classified as finance receivables and loans, net, and $0 million and $20 million classified as other assets, offset by $28 million and $37 million classified as accrued expenses and other liabilities at September 30, 2012, and December 31, 2011, respectively.

(f)	Includes VIEs for which we have no management oversight and therefore we are not able to provide the total assets of the VIEs.

(g)
Includes $0 billion and $2.4 billion classified as mortgage loans held-for-sale, $0 million and $92 million classified as trading securities or other assets, and $0 million and $386 million classified as mortgage servicing rights at September 30, 2012, and December 31, 2011, respectively. CMHC is the Canada Mortgage and Housing Corporation.

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

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2012	2011	2012	2011
Consumer automobile	$—	$—	$6	$—
Consumer mortgage — GSEs	19	332	384	597
Consumer mortgage — private-label	—	—	—	1
Total pretax gain	$19	$332	$390	$598

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table summarizes cash flows received from and paid related to securitization entities, asset-backed financings, or other similar transfers of financial assets where the transfer is accounted for as a sale and we have a continuing involvement with the transferred assets (e.g., servicing) that were outstanding during the three months ended September 30, 2012 and 2011. Additionally, this table contains information regarding cash flows received from and paid to nonconsolidated securitization entities that existed during each period.

Nine months ended September 30, ($ in millions)	Consumer automobile	Consumer mortgage GSEs	Consumer mortgage private-label
2012
Cash proceeds from transfers completed during the period	$1,978	$23,779	$5
Cash flows received on retained interests in securitization entities	—	—	71
Servicing fees	8	560	63
Purchases of previously transferred financial assets	—	(876)	(12)
Representations and warranties obligations	—	(105)	(7)
Other cash flows	—	(91)	255
2011
Cash proceeds from transfers completed during the period	$—	$43,877	$722
Cash flows received on retained interests in securitization entities	—	—	53
Servicing fees	—	747	152
Purchases of previously transferred financial assets	—	(1,744)	(17)
Representations and warranties obligations	—	(101)	(29)
Other cash flows	—	60	135
The following tables represent on-balance sheet loans held-for-sale and finance receivable and loans, off-balance sheet securitizations, and whole-loan sales where we have continuing involvement. The table presents quantitative information about delinquencies and net credit losses. Refer to Note 11 for further detail on total serviced assets.

	Total Amount		Amount 60 days or more past due
($ in millions)	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
On-balance sheet loans
Consumer automobile	$70,847	$63,884	$388	$341
Consumer mortgage (a)	11,714	18,940	240	3,242
Commercial automobile	37,381	37,302	78	162
Commercial mortgage	686	1,925	—	14
Commercial other	2,568	1,261	1	1
Total on-balance sheet loans	123,196	123,312	707	3,760
Off-balance sheet securitization entities
Consumer automobile	1,659	—	2	—
Consumer mortgage — GSEs	122,892	262,984	1,903	9,456
Consumer mortgage — private-label	—	63,991	—	11,301
Total off-balance sheet securitization entities	124,551	326,975	1,905	20,757
Whole-loan transactions (b)	8,112	33,961	36	2,901
Total	$255,859	$484,248	$2,648	$27,418

(a)
Includes loans subject to conditional repurchase options of $0 billion and $2.3 billion guaranteed by the GSEs, and $0 million and $132 million sold to certain private-label mortgage securitization entities at September 30, 2012, and December 31, 2011, respectively.

(b)	Whole-loan transactions are not part of a securitization transaction, but represent consumer automobile and consumer mortgage pools of loans sold to third-party investors.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Net credit losses
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2012	2011	2012	2011
On-balance sheet loans
Consumer automobile	$96	$71	$240	$243
Consumer mortgage	2	47	20	130
Commercial automobile	2	—	1	11
Commercial mortgage	—	1	(1)	26
Commercial other	(4)	—	(31)	1
Total on-balance sheet loans	96	119	229	411
Off-balance sheet securitization entities
Consumer automobile	1	—	1	—
Consumer mortgage — GSEs (a)	n/m	n/m	n/m	n/m
Consumer mortgage — private-label	—	910	1,234	3,209
Total off-balance sheet securitization entities	1	910	1,235	3,209
Whole-loan transactions	1	182	238	626
Total	$98	$1,211	$1,702	$4,246
n/m = not meaningful

(a)	Anticipated credit losses are not meaningful due to the GSE guarantees.
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

Three months ended September 30, ($ in millions)	2012 (a)	2011
Estimated fair value at July 1,	$1,105	$3,701
Additions recognized on sale of mortgage loans	50	159
Additions from purchases of servicing rights	—	15
Changes in fair value
Due to changes in valuation inputs or assumptions used in the valuation model	(192)	(1,106)
Other changes in fair value	(61)	(106)
Estimated fair value at September 30,	$902	$2,663

(a)	The balance is at Ally Bank. Ally Bank announced that it has begun to explore strategic alternatives for its agency MSR portfolio. Refer to Note 1 for more information.

Nine months ended September 30, ($ in millions)	2012 (a)	2011
Estimated fair value at January 1,	$2,519	$3,738
Additions recognized on sale of mortgage loans	167	487
Additions from purchases of servicing rights	—	31
Subtractions from sales of servicing assets	—	(266)
Changes in fair value
Due to changes in valuation inputs or assumptions used in the valuation model	(330)	(943)
Other changes in fair value	(324)	(384)
Deconsolidation of ResCap	(1,130)	—
Estimated fair value at September 30,	$902	$2,663

(a)
The remaining balance is at Ally Bank, due to the deconsolidation of ResCap. Ally Bank announced that it has begun to explore strategic alternatives for its agency MSR portfolio. Refer to Note 1 for more information.

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
The key economic assumptions and sensitivity of the fair value of MSRs to immediate 10% and 20% adverse changes in those assumptions were as follows.

($ in millions)	September 30, 2012	December 31, 2011
Weighted average life (in years)	4.1	4.7
Weighted average prepayment speed	17.0%	15.7%
Impact on fair value of 10% adverse change	$(81)	$(135)
Impact on fair value of 20% adverse change	(152)	(257)
Weighted average discount rate	5.9%	10.2%
Impact on fair value of 10% adverse change	$(7)	$(59)
Impact on fair value of 20% adverse change	(12)	(114)
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
The components of servicing valuation and hedge activities, net, were as follows.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2012	2011	2012	2011
Change in estimated fair value of mortgage servicing rights	$(253)	$(1,212)	$(654)	$(1,327)
Change in fair value of derivative financial instruments	387	741	724	664
Servicing asset valuation and hedge activities, net	$134	$(471)	$70	$(663)
Mortgage Servicing Fees
The components of mortgage servicing fees were as follows.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2012	2011	2012	2011
Contractual servicing fees, net of guarantee fees and including subservicing	$59	$241	$446	$743
Late fees	3	11	28	49
Ancillary fees	3	44	57	115
Total mortgage servicing fees	$65	$296	$531	$907
Mortgage Servicing Advances
In connection with our primary Mortgage servicing activities (i.e., servicing of mortgage loans), we make certain payments for property taxes and insurance premiums, default and property maintenance payments, as well as advances of principal and interest payments before collecting them from individual borrowers. Servicing advances including contractual interest, are priority cash flows in the event of a loan principal reduction or foreclosure and ultimate liquidation of the real estate-owned property, thus making their collection reasonably assured. These servicing advances are included in other assets on the Condensed Consolidated Balance Sheet and totaled $76 million and $1.9 billion at September 30, 2012, and December 31, 2011, respectively. We maintain an allowance for uncollected primary servicing advances of $1 million and $43 million at September 30, 2012, and December 31, 2011, respectively. Our potential obligation is influenced by the loan’s performance and credit quality.
When we acted as a subservicer of mortgage loans we performed the responsibilities of a primary servicer but did not own the corresponding primary servicing rights. We received a fee from the primary servicer for such services. As the subservicer, we had the same responsibilities of a primary servicer in that we made certain payments of property taxes and insurance premiums, default and property maintenance, as well as advances of principal and interest payments before collecting them from individual borrowers. At September 30, 2012, and December 31, 2011, outstanding servicer advances related to subserviced loans were $0 million and $125 million, respectively, and we had a reserve for uncollected subservicer advances of $0 million and $1 million, respectively.
In many cases, where we acted as master servicer, we also acted as primary servicer. In connection with our master-servicing activities, we serviced the mortgage-backed and mortgage-related asset-backed securities and whole-loan packages sold to investors. As the master servicer, we collected mortgage loan payments from primary servicers and distributed those funds to investors in the mortgage-backed and mortgage-related asset-backed securities and whole-loan packages. As the master servicer, we were required to advance scheduled payments to the securitization trust or whole-loan investors. To the extent the primary servicer does not advance the payments, we were responsible for advancing the payment to the trust or whole-loan investors. Master-servicing advances, including contractual interest, are priority cash flows in the event of a default, thus making their collection reasonably assured. In most cases, we were required to advance these payments to the point of liquidation of the loan or reimbursement of the trust or whole-loan investors. We had outstanding master-servicing advances of $0 million and $158 million at September 30, 2012, and December 31, 2011, respectively. We had no reserve for uncollected master-servicing advances at September 30, 2012, or December 31, 2011.
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
The unpaid principal balance of our serviced mortgage assets were as follows.

($ in millions)	September 30, 2012 (a)	December 31, 2011
On-balance sheet mortgage loans
Held-for-sale and investment	$10,208	$18,871
Operations held-for-sale	—	541
Off-balance sheet mortgage loans
Loans sold to third-party investors
Private-label	—	50,886
GSEs	122,892	262,868
Whole-loan	8	15,105
Purchased servicing rights	—	3,247
Operations held-for-sale	—	4,912
Total primary serviced mortgage loans	133,108	356,430
Subserviced mortgage loans	—	26,358
Subserviced operations held-for-sale	—	4
Total subserviced mortgage loans	—	26,362
Master-servicing-only mortgage loans	—	8,557
Total serviced mortgage loans	$133,108	$391,349

(a)
The remaining balances were at Ally Bank, due to the deconsolidation of ResCap. Ally Bank announced that it has begun to explore strategic alternatives for its agency MSR portfolio. Refer to Note 1 for more information.

Ally Bank is subject to certain net worth requirements associated with its servicing agreements with Fannie Mae and Freddie Mac. The majority of Ally Bank’s serviced mortgage assets are subserviced by GMAC Mortgage, LLC (GMACM), a subsidiary of ResCap, pursuant to a servicing agreement. GMACM is required to maintain certain servicer ratings in accordance with master agreements with the GSEs, which are highly correlated with GMACM’s consolidated tangible net worth and overall financial strength. At September 30, 2012, Ally Bank was in compliance with the requirements of the servicing agreements.
Automobile Servicing Activities
We service consumer automobile contracts. Historically, we have sold a portion of our consumer automobile contracts. With respect to contracts we sell, we retain the right to service and earn a servicing fee for our servicing function. Typically, we conclude that the fee we are paid for servicing consumer automobile finance receivables represents adequate compensation, and consequently, we do not recognize a servicing asset or liability. We recognized automobile servicing fees of $26 million and $86 million during the three months and nine months ended September 30, 2012, respectively, compared to $39 million and $126 million for three months and nine months ended September 30, 2011, respectively.
Automobile Serviced Assets
The total serviced automobile loans outstanding were as follows.

($ in millions)	September 30, 2012	December 31, 2011
On-balance sheet automobile loans and leases
Consumer automobile	$70,847	$63,884
Commercial automobile	37,381	37,302
Operating leases	12,708	9,275
Operations held-for-sale	27	102
Off-balance sheet automobile loans
Loans sold to third-party investors
Securitizations	1,639	—
Whole-loan	7,864	12,318
Total serviced automobile loans and leases	$130,466	$122,881

12.     Other Assets
The components of other assets were as follows.

($ in millions)	September 30, 2012	December 31, 2011
Property and equipment at cost	$956	$1,152
Accumulated depreciation	(618)	(787)
Net property and equipment	338	365
Fair value of derivative contracts in receivable position	4,608	5,687
Restricted cash collections for securitization trusts (a)	1,755	1,596
Collateral placed with counterparties	1,387	1,448
Restricted cash and cash equivalents	812	1,381
Cash reserve deposits held-for-securitization trusts (b)	756	838
Goodwill	520	518
Unamortized debt issuance costs	499	612
Other accounts receivable	494	1,110
Prepaid expenses and deposits	467	568
Real estate and other investments	453	385
Nonmarketable equity securities	342	419
Accrued interest and rent receivable	197	232
Interests retained in financial asset sales	165	231
Servicer advances	98	2,142
Other assets	1,045	1,209
Total other assets	$13,936	$18,741

(a)	Represents cash collection from customer payments on securitized receivables. These funds are distributed to investors as payments on the related secured debt.

(b)	Represents credit enhancement in the form of cash reserves for various securitization transactions.
13.     Deposit Liabilities
Deposit liabilities consisted of the following.

($ in millions)	September 30, 2012	December 31, 2011
Domestic deposits
Noninterest-bearing deposits	$2,487	$2,029
Interest-bearing deposits
Savings and money market checking accounts	11,249	9,035
Certificates of deposit	30,773	28,540
Dealer deposits	1,333	1,769
Total domestic deposit liabilities	45,842	41,373
Foreign deposits
Interest-bearing deposits
Savings and money market checking accounts	1,537	1,408
Certificates of deposit	2,219	1,958
Dealer deposits	274	311
Total foreign deposit liabilities	4,030	3,677
Total deposit liabilities	$49,872	$45,050
Noninterest-bearing deposits primarily represent third-party escrows associated with our mortgage loan-servicing portfolio. The escrow deposits are not subject to an executed agreement and can be withdrawn without penalty at any time. At September 30, 2012, and December 31, 2011, certificates of deposit included $11.5 billion and $10.0 billion, respectively, of domestic certificates of deposit in denominations of $100 thousand or more.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

14.    Short-term Borrowings
The following table presents the composition of our short-term borrowings portfolio.

	September 30, 2012			December 31, 2011
($ in millions)	Unsecured	Secured	Total	Unsecured	Secured	Total
Demand notes	$3,092	$—	$3,092	$2,756	$—	$2,756
Bank loans and overdrafts	718	—	718	1,613	—	1,613
Federal Home Loan Bank	—	—	—	—	1,400	1,400
Other (a)	153	1,914	2,067	146	1,765	1,911
Total short-term borrowings	$3,963	$1,914	$5,877	$4,515	$3,165	$7,680

(a)	Other primarily includes nonbank secured borrowings at our International Automotive Finance operations.
15.    Long-term Debt
The following tables present the composition of our long-term debt portfolio.

	September 30, 2012			December 31, 2011
($ in millions)	Unsecured	Secured	Total	Unsecured	Secured	Total
Long-term debt
Due within one year (a)	$8,886	$17,052	$25,938	$11,664	$14,521	$26,185
Due after one year (b)	32,429	33,559	65,988	30,272	35,279	65,551
Fair value adjustment	1,102	—	1,102	1,058	—	1,058
Total long-term debt (c)	$42,417	$50,611	$93,028	$42,994	$49,800	$92,794

(a)
Includes $7.4 billion and $7.4 billion guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program (TLGP) at September 30, 2012, and December 31, 2011, respectively.

(b)	Includes $2.6 billion and $2.6 billion of trust preferred securities at September 30, 2012, and December 31, 2011, respectively.

(c)	Includes fair value option-elected secured long-term debt of $0 million and $830 million at September 30, 2012, and December 31, 2011, respectively. Refer to Note 22 for additional information.
The following table presents the scheduled remaining maturity of long-term debt at September 30, 2012, assuming no early redemptions will occur. The actual payment of secured debt may vary based on the payment activity of the related pledged assets.

Year ended December 31, ($ in millions)	2012	2013	2014	2015	2016	2017 and thereafter	Fair value adjustment	Total
Unsecured
Long-term debt	$7,895	$2,373	$5,927	$5,117	$1,513	$20,386	$1,102	$44,313
Original issue discount	(59)	(260)	(187)	(55)	(63)	(1,272)	—	(1,896)
Total unsecured	7,836	2,113	5,740	5,062	1,450	19,114	1,102	42,417
Secured
Long-term debt	4,261	17,899	15,098	8,205	2,816	2,332	—	50,611
Total long-term debt	$12,097	$20,012	$20,838	$13,267	$4,266	$21,446	$1,102	$93,028

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following summarizes assets restricted as collateral for the payment of the related debt obligation primarily arising from securitization transactions accounted for as secured borrowings and repurchase agreements.

	September 30, 2012		December 31, 2011
($ in millions)	Total	Ally Bank (a)	Total	Ally Bank (a)
Trading assets	$—	$—	$27	$—
Investment securities	401	401	780	780
Loans held-for-sale	—	—	805	—
Mortgage assets held-for-investment and lending receivables	10,025	10,025	12,197	11,188
Consumer automobile finance receivables	36,488	16,970	33,888	17,320
Commercial automobile finance receivables	21,710	16,616	20,355	14,881
Investment in operating leases, net	5,909	1,818	4,555	431
Mortgage servicing rights	902	902	1,920	1,286
Other assets	2,719	2,068	3,973	1,816
Total assets restricted as collateral (b)	$78,154	$48,800	$78,500	$47,702
Secured debt (c)	$52,525	$27,882	$52,965	$25,533

(a)	Ally Bank is a component of the total column.

(b)
Ally Bank has an advance agreement with the Federal Home Loan Bank of Pittsburgh (FHLB) and access to the Federal Reserve Bank Discount Window. Ally Bank had assets pledged and restricted as collateral to the FHLB and Federal Reserve Bank totaling $9.3 billion and $11.8 billion at September 30, 2012, and December 31, 2011, respectively. These assets were composed of consumer and commercial mortgage finance receivables and loans, net; consumer automobile finance receivables and loans, net; and investment securities. Under the agreement with the FHLB, Ally Bank also had assets pledged as collateral under a blanket-lien totaling $8.4 billion and $7.3 billion at September 30, 2012, and December 31, 2011, respectively. These assets were primarily composed of mortgage servicing rights; consumer and commercial mortgage finance receivables and loans, net; and other assets. Availability under these programs is generally only for the operations of Ally Bank and cannot be used to fund the operations or liabilities of Ally or its subsidiaries.

(c)	Includes $1.9 billion and $3.2 billion of short-term borrowings at September 30, 2012, and December 31, 2011, respectively.
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
As of September 30, 2012, Ally Bank had exclusive access to $8.5 billion of funding capacity from committed credit facilities. Ally Bank also has access to a $4.1 billion committed facility that is shared with the parent company. Funding programs supported by the Federal

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Reserve and the FHLB, together with repurchase agreements, complement Ally Bank’s private committed facilities.
The total capacity in our committed funding facilities is provided by banks and other financial institutions through private transactions. The committed secured funding facilities can be revolving in nature and allow for additional funding during the commitment period, or they can be amortizing and do not allow for any further funding after the closing date. At September 30, 2012, $33.6 billion of our $43.2 billion of committed capacity was revolving. Our revolving facilities generally have an original tenor ranging from 364 days to two years. As of September 30, 2012, we had $13.3 billion of committed funding capacity from revolving facilities with a remaining tenor greater than 364 days.
Committed Funding Facilities

	Outstanding		Unused capacity (a)		Total capacity
($ in billions)	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Bank funding
Secured - U.S.	$3.8	$5.8	$4.7	$3.7	$8.5	$9.5
Nonbank funding
Unsecured
Automotive Finance operations — U.S.	—	—	—	0.5	—	0.5
Automotive — International	0.1	0.3	0.1	—	0.2	0.3
Secured
Automotive — U.S. (b) (c)	8.5	4.2	8.9	10.2	17.4	14.4
Automotive — International (b)	10.2	10.1	2.8	3.0	13.0	13.1
Mortgage operations	—	0.7	—	0.5	—	1.2
Total nonbank funding	18.8	15.3	11.8	14.2	30.6	29.5
Shared capacity (d)
U.S.	—	1.5	4.0	2.5	4.0	4.0
International	0.1	0.1	—	—	0.1	0.1
Total committed facilities	$22.7	$22.7	$20.5	$20.4	$43.2	$43.1

(a)
Funding from committed secured facilities is available on request in the event excess collateral resides in certain facilities or is available to the extent incremental collateral is available and contributed to the facilities.

(b)
Total unused capacity includes $3.1 billion as of September 30, 2012, and $4.9 billion as of December 31, 2011, from certain committed funding arrangements that are generally reliant upon the origination of future automotive receivables and that are available in 2012 and 2013.

(c)	Includes the secured facilities of Ally Commercial Finance, LLC.

(d)	Funding is generally available for assets originated by Ally Bank or the parent company, Ally Financial Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Uncommitted Funding Facilities

	Outstanding		Unused capacity		Total capacity
($ in billions)	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Bank funding
Secured — U.S.
Federal Reserve funding programs	$—	$—	$2.0	$3.2	$2.0	$3.2
FHLB advances	4.3	5.4	0.8	—	5.1	5.4
Total bank funding	4.3	5.4	2.8	3.2	7.1	8.6
Nonbank funding
Unsecured
Automotive Finance operations — International	1.7	1.9	0.8	0.5	2.5	2.4
Secured
Automotive Finance operations — International	0.1	0.1	0.1	0.1	0.2	0.2
Mortgage operations	—	—	—	0.1	—	0.1
Total nonbank funding	1.8	2.0	0.9	0.7	2.7	2.7
Total uncommitted facilities	$6.1	$7.4	$3.7	$3.9	$9.8	$11.3
16.    Accrued Expenses and Other Liabilities
The components of accrued expenses and other liabilities were as follows.

($ in millions)	September 30, 2012	December 31, 2011
Fair value of derivative contracts in payable position	$4,711	$5,367
Collateral received from counterparties	942	1,410
Accounts payable	876	1,178
ResCap settlement accrual (a)	750	—
Employee compensation and benefits	607	649
GM payable, net	368	228
Non-income tax payable	283	296
Current income tax payable	235	200
Reserve for mortgage representation and warranty obligation	127	825
Deferred revenue	119	86
Deferred income tax liability	95	111
Loan repurchase liabilities	—	2,387
Other liabilities	849	1,347
Total accrued expenses and other liabilities	$9,962	$14,084

(a)	Refer to Note 1 for more information regarding the Debtors' bankruptcy, deconsolidation, and this accrual.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

17.    Equity
The following table summarizes information about our Series F-2, Series A, and Series G preferred stock.

	September 30, 2012	December 31, 2011
Mandatorily convertible preferred stock held by U.S. Department of Treasury
Series F-2 preferred stock (a)
Carrying value ($ in millions)	$5,685	$5,685
Par value (per share)	0.01	0.01
Liquidation preference (per share)	50	50
Number of shares authorized	228,750,000	228,750,000
Number of shares issued and outstanding	118,750,000	118,750,000
Dividend/coupon	9%	9%
Redemption/call feature	Perpetual (b)	Perpetual (b)
Preferred stock
Series A preferred stock
Carrying value ($ in millions)	$1,021	$1,021
Par value (per share)	0.01	0.01
Liquidation preference (per share)	25	25
Number of shares authorized	160,870,560	160,870,560
Number of shares issued and outstanding	40,870,560	40,870,560
Dividend/coupon
Prior to May 15, 2016	8.5%	8.5%
On and after May 15, 2016	three month LIBOR + 6.243%	three month LIBOR + 6.243%
Redemption/call feature	Perpetual (c)	Perpetual (c)
Series G preferred stock (d)
Carrying value ($ in millions)	$234	$234
Par value (per share)	0.01	0.01
Liquidation preference (per share)	1,000	1,000
Number of shares authorized	2,576,601	2,576,601
Number of shares issued and outstanding	2,576,601	2,576,601
Dividend/coupon	7%	7%
Redemption/call feature	Perpetual (e)	Perpetual (e)

(a)	Mandatorily convertible to common equity on December 30, 2016.

(b)	Convertible prior to mandatory conversion date with consent of Treasury.

(c)	Nonredeemable prior to May 15, 2016.

(d)
Pursuant to a registration rights agreement, we are required to maintain an effective shelf registration statement. In the event we fail to meet this obligation, we may be required to pay additional interest to the holders of the Series G Preferred Stock.

(e)	Redeemable beginning at December 31, 2011.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

18.    Earnings per Common Share
The following table presents the calculation of basic and diluted earnings per common share.

	Three months ended September 30,		Nine months ended September 30,
($ in millions except per share data)	2012	2011	2012	2011
Net income (loss) from continuing operations	$390	$(199)	$(172)	$78
Preferred stock dividends — U.S. Department of Treasury	(134)	(133)	(401)	(400)
Preferred stock dividends	(67)	(66)	(200)	(194)
Impact of preferred stock amendment (a)	—	—	—	32
Net income (loss) from continuing operations attributable to common shareholders (b)	189	(398)	(773)	(484)
Loss from discontinued operations, net of tax	(6)	(11)	(32)	(29)
Net income (loss) attributable to common shareholders	$183	$(409)	$(805)	$(513)
Basic weighted-average common shares outstanding	1,330,970	1,330,970	1,330,970	1,330,970
Diluted weighted-average common shares outstanding (b)	1,330,970	1,330,970	1,330,970	1,330,970
Basic earnings per common share
Net income (loss) from continuing operations	$142	$(299)	$(581)	$(364)
Loss from discontinued operations, net of tax	(5)	(8)	(24)	(22)
Net income (loss)	$137	$(307)	$(605)	$(386)
Diluted earnings per common share (b)
Net income (loss) from continuing operations	$142	$(299)	$(581)	$(364)
Loss from discontinued operations, net of tax	(5)	(8)	(24)	(22)
Net income (loss)	$137	$(307)	$(605)	$(386)

(a)	Refer to Note 20 to the Consolidated Financial Statements in our 2011 Annual Report on Form 10-K for further detail.

(b)
Due to the antidilutive effect of converting the Fixed Rate Cumulative Mandatorily Convertible Preferred Stock into common shares and the net loss attributable to common shareholders for the nine months ended September 30, 2012, and the three months and nine months ended September 30, 2011, respectively, income (loss) attributable to common shareholders and basic weighted-average common shares outstanding were used to calculate basic and diluted earnings per share.

The effects of converting the outstanding Fixed Rate Cumulative Mandatorily Convertible Preferred Stock into common shares are not included in the diluted earnings per share calculation for the three months and nine months ended September 30, 2012 and 2011, respectively, as the effects would be antidilutive for those periods. As such, 574 thousand of potential common shares were excluded from the diluted earnings per share calculation for the three months and nine months ended September 30, 2012, and 2011, respectively.
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
The following table summarizes our capital ratios.

	September 30, 2012		December 31, 2011		Required minimum		Well-capitalized minimum
($ in millions)	Amount	Ratio	Amount	Ratio
Risk-based capital
Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$20,503	13.64%	$21,158	13.71%	4.00%		6.00%
Ally Bank	13,812	16.98	12,953	17.42	4.00		6.00
Total (to risk-weighted assets)
Ally Financial Inc.	$21,994	14.63%	$22,755	14.75%	8.00%		10.00%
Ally Bank	14,640	18.00	13,675	18.40	8.00		10.00
Tier 1 leverage (to adjusted quarterly average assets) (a)
Ally Financial Inc.	$20,503	11.29%	$21,158	11.50%	3.00–4.00%		(b)
Ally Bank	13,812	15.47	12,953	15.50	15.00	(c)	5.00%
Tier 1 common (to risk-weighted assets)
Ally Financial Inc.	$11,020	7.33%	$11,676	7.57%	n/a		n/a
Ally Bank	n/a	n/a	n/a	n/a	n/a		n/a
n/a = not applicable

(a)	Federal regulatory reporting guidelines require the calculation of adjusted quarterly average assets using a daily average methodology.

(b)	There is no Tier 1 leverage component in the definition of a well-capitalized bank holding company.

(c)	Ally Bank, in accordance with the CLMA, is required to maintain a Tier 1 leverage ratio of at least 15%.
At September 30, 2012, Ally and Ally Bank were “well-capitalized” and met all capital requirements to which each was subject.
Basel Capital Accord
In June 2012, the U.S. federal banking agencies released three notices of proposed rulemaking (NPRs) and a Market Risk Final Rule. The three NPRs represent substantial revisions to the regulatory capital rules for banking organizations. If adopted, as proposed, these NPRs would incorporate the international Basel III capital framework, as well as implement certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act). On August 8, 2012, the federal banking agencies extended the public comment period on the NPRs to October 22, 2012.
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
Interest Rate Risk
We execute interest rate swaps to modify our exposure to interest rate risk by converting certain fixed-rate instruments to a variable-rate and certain variable-rate instruments to a fixed rate. We monitor our mix of fixed- and variable-rate debt in relation to the rate profile of our assets. When it is cost-effective to do so, we may enter into interest rate swaps to achieve our desired mix of fixed- and variable-rate debt. Derivatives qualifying for hedge accounting consist of fixed-rate debt obligations in which receive-fixed swaps are designated as hedges of specific fixed-rate debt obligations. Other derivatives qualifying for hedge accounting consist of an existing variable-rate liability in which pay-fixed swaps are designated as hedges of the expected future cash flows in the form of interest payments on the outstanding borrowing associated with Ally Bank's secured floating-rate credit facility.
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

We may use a multitude of derivative instruments to manage the interest rate risk related to MSRs and retained interests. They include, but are not limited to, interest rate futures contracts, call or put options on U.S. Treasuries, swaptions, forward sales of MBS, futures, U.S. Treasury futures, interest rate swaps, interest rate floors, and interest rate caps. We monitor and actively manage our risk on a daily basis.

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
We placed cash and securities collateral totaling $1.4 billion and $1.4 billion at September 30, 2012, and December 31, 2011, respectively, in accounts maintained by counterparties. We received cash collateral from counterparties totaling $942 million and $1.4 billion at September 30, 2012, and December 31, 2011, respectively. The receivables for collateral placed and the payables for collateral received are included on our Condensed Consolidated Balance Sheet in other assets and accrued expenses and other liabilities, respectively. In certain circumstances, we receive or post securities as collateral with counterparties. We do not record such collateral received on our Condensed Consolidated Balance Sheet unless certain conditions are met. At September 30, 2012, and December 31, 2011, we received noncash collateral of $54 million and $43 million, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Balance Sheet Presentation
The following table summarizes the fair value amounts of derivative instruments reported on our Condensed Consolidated Balance Sheet. The fair value amounts are presented on a gross basis, are segregated by derivatives that are designated and qualifying as hedging instruments or those that are not, and are further segregated by type of contract within those two categories. At September 30, 2012, $4.6 billion of the derivative contracts in a receivable position were classified as other assets on the Condensed Consolidated Balance Sheet. At December 31, 2011, $5.7 billion and $14 million of the derivative contracts in a receivable position were classified as other assets and trading assets, respectively, on the Condensed Consolidated Balance Sheet. At September 30, 2012, $4.7 billion of derivative contracts in a liability position were classified as accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet. At December 31, 2011, $5.4 billion of derivative contracts in a liability position and $12 million of trading derivatives were both classified as accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet.

	September 30, 2012			December 31, 2011
	Derivative contracts in a		Notional amount	Derivative contracts in a		Notional amount
($ in millions)	receivable position (a)	payable position (b)		receivable position (a)	payable position (b)
Derivatives qualifying for hedge accounting
Interest rate risk
Fair value accounting hedges	$457	$—	$7,218	$289	$4	$8,398
Cash flow accounting hedges	—	13	2,580	4	—	3,000
Total interest rate risk	457	13	9,798	293	4	11,398
Foreign exchange risk
Net investment accounting hedges	14	119	7,529	123	54	8,208
Total derivatives qualifying for hedge accounting	471	132	17,327	416	58	19,606
Economic hedges and trading derivatives
Interest rate risk
MSRs and retained interests	3,801	4,268	308,658	4,812	5,012	523,037
Mortgage loan commitments and mortgage loans held-for-sale	150	119	14,370	95	107	24,950
Debt	52	74	23,777	81	54	25,934
Other	131	44	38,741	160	101	42,142
Total interest rate risk	4,134	4,505	385,546	5,148	5,274	616,063
Foreign exchange risk	3	74	4,381	137	47	7,569
Total economic hedges and trading derivatives	4,137	4,579	389,927	5,285	5,321	623,632
Total derivatives	$4,608	$4,711	$407,254	$5,701	$5,379	$643,238

(a)	Includes accrued interest of $248 million and $459 million at September 30, 2012, and December 31, 2011, respectively.

(b)	Includes accrued interest of $271 million and $458 million at September 30, 2012, and December 31, 2011, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Statement of Comprehensive Income Presentation
The following table summarizes the location and amounts of gains and losses on derivative instruments reported in our Condensed Consolidated Statement of Comprehensive Income.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2012	2011	2012	2011
Derivatives qualifying for hedge accounting
Gain recognized in earnings on derivatives (a)
Interest rate contracts
Interest on long-term debt	$17	$706	$214	$821
Loss recognized in earnings on hedged items (b)
Interest rate contracts
Interest on long-term debt	(33)	(677)	(238)	(786)
Total derivatives qualifying for hedge accounting	(16)	29	(24)	35
Economic and trading derivatives
(Loss) gain recognized in earnings on derivatives
Interest rate contracts
Interest on long-term debt	—	—	(3)	(1)
Servicing asset valuation and hedge activities, net	387	741	725	664
Gain (loss) on mortgage and automotive loans, net	28	(425)	(68)	(646)
Other gain on investments, net	—	—	—	—
Other income, net of losses	(7)	(41)	(38)	(74)
Other operating expenses	—	—	—	—
Total interest rate contracts	408	275	616	(57)
Foreign exchange contracts (c)
Interest on long-term debt	(37)	41	(49)	103
Other income, net of losses	(53)	111	(28)	(11)
Other operating expenses	—	(6)	2	(16)
Total foreign exchange contracts	(90)	146	(75)	76
Gain recognized in earnings on derivatives	$302	$450	$517	$54

(a)
Amounts exclude gains related to interest for qualifying accounting hedges of debt, which are primarily offset by the fixed coupon payment on the long-term debt. The gains were $29 million and $64 million for the three months ended September 30, 2012 and 2011, respectively, and $88 million and $231 million for the nine months ended September 30, 2012 and 2011, respectively.

(b)
Amounts exclude gains related to amortization of deferred basis adjustments on the hedged items. The gains were $57 million and $49 million for the three months ended September 30, 2012 and 2011, respectively, and $181 million and $162 million for the nine months ended September 30, 2012 and 2011, respectively.

(c)
Amounts exclude gains and losses related to the revaluation of the related foreign-denominated debt or receivable. Gains of $92 million and losses of $157 million were recognized for the three months ended September 30, 2012 and 2011, respectively. Gains of $66 million and losses of $105 million were recognized for the nine months ended September 30, 2012 and 2011, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table summarizes derivative instruments used in cash flow and net investment hedge accounting relationships.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2012	2011	2012	2011
Cash flow hedges
Interest rate contracts
Gain reclassified from accumulated other comprehensive income to interest on long-term debt	$1	$—	$1	$—
Loss recorded directly to interest on long-term debt	(1)	(1)	(6)	—
Total interest on long-term debt	$—	$(1)	$(5)	$—
Loss recognized in other comprehensive income	$(6)	$(7)	$(8)	$(4)
Net investment hedges
Foreign exchange contracts
Loss reclassified from accumulated other comprehensive income to other income, net of losses	$—	$(3)	$(1)	$(8)
Loss recorded directly to other income, net of losses (a)	—	—	—	(3)
Total other income, net of losses	$—	$(3)	$(1)	$(11)
(Loss) gain recognized in other comprehensive income (b)	$(327)	$432	$(281)	$206

(a)	The amounts represent the forward points excluded from the assessment of hedge effectiveness.

(b)
The amounts represent the effective portion of net investment hedges. There are offsetting amounts recognized in accumulated other comprehensive income related to the revaluation of the related net investment in foreign operations. There were gains of $317 million and losses of $446 million for the three months ended September 30, 2012 and 2011, respectively. There were gains of $269 million and losses of $237 million for the nine months ended September 30, 2012 and 2011, respectively.

21.    Income Taxes
We recognized total income tax expense from continuing operations of $93 million and $172 million during the three months and nine months ended September 30, 2012, respectively, compared to $93 million and $106 million for the same periods in 2011. Income tax expense resulted primarily from tax expense attributable to profitable foreign entities.
Our U.S. net deferred tax assets continue to be offset fully by a valuation allowance, and as such, we continue to experience a significant variation in the customary relationship between income tax expense and pretax accounting income. As discussed in Note 1, during the nine months ended September 30, 2012, we incurred material U.S. pretax charges related to the Debtors' Bankruptcy filing. No net tax benefit was currently recognized on these charges due to an offsetting increase in the valuation allowance. This was partially offset by a $23 million reversal of a valuation allowance on net deferred tax assets in our Italian subsidiary.
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
We assessed by tax jurisdiction the available positive and negative evidence to estimate if sufficient future taxable income of the appropriate character will be generated to utilize the existing deferred tax assets. A significant piece of objective negative evidence evaluated for certain tax jurisdictions that have legal entities with net deferred tax assets was the cumulative loss incurred over the three-year period ended September 30, 2012. The weight of the negative evidence stemming from U.S. cumulative losses in recent years continues to decrease as losses incurred during 2009 become more distant, and our more recent profitability in the United States continues. Furthermore, based on current projections, we expect to be in a cumulative profit position in the United States for the three-year period ending December 31, 2012. This would represent a significant change in the available evidence in the United States as compared to September 30, 2012. As a result, it is likely we will reverse a material portion of our U.S. valuation allowance in the fourth quarter of 2012, which would favorably affect net income and equity in that period. The portion of the U.S. valuation allowance that likely will be retained relates primarily to deferred tax assets associated with capital loss and foreign tax credit carry forwards.
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

Transfers
Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfer occurred. There were no transfers between any levels during the nine months ended September 30, 2012.

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

•
Mortgage loans held-for-sale, net — Our mortgage loans held-for-sale are accounted for at either fair value because of fair value option elections or they were accounted for at the lower-of-cost or fair value. Mortgage loans held-for-sale are typically pooled together and sold into certain exit markets depending on underlying attributes of the loan, such as GSE eligibility, product type, interest rate, and credit quality. Two valuation methodologies are used to determine the fair value of mortgage loans held-for-sale. The methodology used depends on the exit market as described below.

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
The loans were measured at fair value using a portfolio approach. The objective in fair valuing the loans and related securitization debt was to account properly for our retained economic interest in the securitizations. As a result of reduced liquidity in capital markets, values of both these loans and the securitized bonds were expected to be volatile. Since this approach involved the use of significant unobservable inputs, we classified all the mortgage loans elected under the fair value option as Level 3. Refer to the section within this note titled Fair Value Option of Financial Assets and Financial Liabilities for additional information.

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

	Recurring fair value measurements
September 30, 2012 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Investment securities
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$690	$668	$—	$1,358
Foreign government	453	367	—	820
Mortgage-backed residential	—	6,374	—	6,374
Asset-backed	—	2,354	57	2,411
Corporate debt securities	—	1,404	—	1,404
Other debt securities	—	333	—	333
Total debt securities	1,143	11,500	57	12,700
Equity securities (a)	1,070	—	—	1,070
Total available-for-sale securities	2,213	11,500	57	13,770
Mortgage loans held-for-sale, net (b)	—	1,927	—	1,927
Mortgage servicing rights	—	—	902	902
Other assets
Interests retained in financial asset sales	—	—	165	165
Derivative contracts in a receivable position
Interest rate	40	4,393	158	4,591
Foreign currency	—	17	—	17
Total derivative contracts in a receivable position	40	4,410	158	4,608
Collateral placed with counterparties (c)	103	—	—	103
Total assets	$2,356	$17,837	$1,282	$21,475
Liabilities
Accrued expenses and other liabilities
Derivative contracts in a payable position
Interest rate	$(22)	$(4,482)	$(14)	$(4,518)
Foreign currency	—	(173)	(20)	(193)
Total derivative contracts in a payable position	(22)	(4,655)	(34)	(4,711)
Total liabilities	$(22)	$(4,655)	$(34)	$(4,711)

(a)	Our investment in any one industry did not exceed 22%.

(b)	Carried at fair value due to fair value option elections.

(c)	Represents collateral in the form of investment securities. Cash collateral was excluded.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Recurring fair value measurements
December 31, 2011 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Trading assets (excluding derivatives)
Mortgage-backed residential securities	$—	$575	$33	$608
Investment securities
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	903	643	—	1,546
U.S. states and political subdivisions	—	1	—	1
Foreign government	427	357	—	784
Mortgage-backed residential	—	7,312	—	7,312
Asset-backed	—	2,553	62	2,615
Corporate debt securities	—	1,491	—	1,491
Other debt securities	—	327	—	327
Total debt securities	1,330	12,684	62	14,076
Equity securities (a)	1,059	—	—	1,059
Total available-for-sale securities	2,389	12,684	62	15,135
Mortgage loans held-for-sale, net (b)	—	3,889	30	3,919
Consumer mortgage finance receivables and loans, net (b)	—	—	835	835
Mortgage servicing rights	—	—	2,519	2,519
Other assets
Interests retained in financial asset sales	—	—	231	231
Derivative contracts in a receivable position (c)
Interest rate	79	5,274	88	5,441
Foreign currency	—	242	18	260
Total derivative contracts in a receivable position	79	5,516	106	5,701
Collateral placed with counterparties (d)	328	—	—	328
Total assets	$2,796	$22,664	$3,816	$29,276
Liabilities
Long-term debt
On-balance sheet securitization debt (b)	$—	$—	$(830)	$(830)
Accrued expenses and other liabilities
Derivative contracts in a payable position (c)
Interest rate	(32)	(5,229)	(17)	(5,278)
Foreign currency	—	(99)	(2)	(101)
Total derivative contracts in a payable position	(32)	(5,328)	(19)	(5,379)
Loan repurchase liabilities (b)	—	—	(29)	(29)
Trading liabilities (excluding derivatives)	(61)	—	—	(61)
Total liabilities	$(93)	$(5,328)	$(878)	$(6,299)

(a)	Our investment in any one industry did not exceed 18%.

(b)	Carried at fair value due to fair value option elections.

(c)	Includes derivatives classified as trading.

(d)	Represents collateral in the form of investment securities. Cash collateral was excluded.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents quantitative information regarding the significant unobservable inputs used in significant Level 3 assets and liabilities measured at fair value on a recurring basis.

September 30, 2012 ($ in millions)	Level 3 recurring measurements	Valuation technique	Unobservable input	Range
Assets
Mortgage servicing rights	$902	(a)	(a)	(a)
Other assets
Interests retained in financial asset sales	165	Discounted cash flow	Discount rate	5.4-6.1%
			Commercial paper rate	0-0.1%

(a)	Refer to Note 11 for information related to MSR valuation assumptions and sensitivities.
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

	Level 3 recurring fair value measurements
		Net realized/unrealized gains (losses)							Fair value at September 30, 2012	Net unrealized gains (losses) included in earnings still held at September 30, 2012
($ in millions)	Fair value at July 1, 2012	included in earnings		included in OCI	Purchases	Sales	Issuances	Settlements
Assets
Investment securities
Available-for-sale debt securities
Asset-backed	$63	$4	(a)	$1	$—	$(11)	$—	$—	$57	$—
Mortgage servicing rights	1,105	(253)	(b)	—	—	—	50	—	902	(253)	(b)
Other assets
Interests retained in financial asset sales	193	11	(c)	—	—	—	—	(39)	165	—
Derivative contracts, net
Interest rate	93	53	(d)	—	—	—	—	(2)	144	16	(d)
Foreign currency	7	(27)	(d)	—	—	—	—	—	(20)	(27)	(d)
Total derivative contracts in a receivable position, net	100	26		—	—	—	—	(2)	124	(11)
Total assets	$1,461	$(212)		$1	$—	$(11)	$50	$(41)	$1,248	$(264)

(a)
The fair value adjustment was reported as other income, net of losses, and the related interest was reported as interest and dividends on available-for-sale investment securities in the Condensed Consolidated Statement of Comprehensive Income.

(b)	Fair value adjustment was reported as servicing-asset valuation and hedge activities, net, in the Condensed Consolidated Statement of Comprehensive Income.

(c)	Reported as other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income.

(d)	Refer to Note 20 for information related to the location of the gains and losses on derivative instruments in the Condensed Consolidated Statement of Comprehensive Income.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Level 3 recurring fair value measurements
	Fair value at July 1, 2011	Net realized/unrealized gains (losses)			Purchases	Sales	Issuances	Settlements	Fair value at September 30, 2011	Net unrealized gains (losses) included in earnings still held at September 30, 2011
($ in millions)		included in earnings		included in OCI
Assets
Trading assets (excluding derivatives)
Mortgage-backed residential securities	$39	$(2)	(a)	$—	$—	$—	$—	$(3)	$34	$—
Investment securities
Available-for-sale debt securities
Mortgage-backed residential	1	—		—	—	—	—	—	1	—
Asset-backed	67	—		(3)	—	—	—	—	64	—
Total debt securities	68	—		(3)	—	—	—	—	65	—
Mortgage loans held-for-sale, net (b)	22	(1)	(b)	—	14	—	—	(5)	30	(1)	(b)
Consumer mortgage finance receivables and loans, net (b)	946	57	(b)	—	—	—	—	(162)	841	4	(b)
Mortgage servicing rights	3,701	(1,212)	(c)	—	15	—	159	—	2,663	(1,212)	(c)
Other assets
Interests retained in financial asset sales	307	10	(d)	—	—	—	2	(22)	297	(6)	(d)
Derivative contracts, net (e)
Interest rate	87	59	(f)	—	—	—	—	(6)	140	115	(f)
Foreign currency	—	2	(f)	—	—	—	—	—	2	2	(f)
Total derivative contracts in a receivable position, net	87	61		—	—	—	—	(6)	142	117
Total assets	$5,170	$(1,087)		$(3)	$29	$—	$161	$(198)	$4,072	$(1,098)
Liabilities
Long-term debt
On-balance sheet securitization debt (b)	$(899)	$(82)	(b)	$—	$—	$—	$—	$150	$(831)	$(50)	(b)
Accrued expenses and other liabilities
Loan repurchase liabilities (b)	(19)	1		—	(14)	—	—	4	(28)	1
Total liabilities	$(918)	$(81)		$—	$(14)	$—	$—	$154	$(859)	$(49)

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

(c)	Fair value adjustment was reported as servicing-asset valuation and hedge activities, net, in the Condensed Consolidated Statement of Comprehensive Income.

(d)	Reported as other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income.

(e)	Includes derivatives classified as trading.

(f)	Refer to Note 20 for information related to the location of the gains and losses on derivative instruments in the Condensed Consolidated Statement of Comprehensive Income.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Level 3 recurring fair value measurements
		Net realized/unrealized gains (losses)									Fair value at September 30, 2012	Net unrealized gains (losses) included in earnings still held at September 30, 2012
($ in millions)	Fair value at Jan. 1, 2012	included in earnings		included in OCI	Purchases	Sales		Issuances	Settlements	Transfers out due to deconsolidation (a)
Assets
Trading assets (excluding derivatives)
Mortgage-backed residential securities	$33	$2	(b)	$—	$—	$—		$—	$(4)	$(31)	$—	$4	(b)
Investment securities
Available-for-sale debt securities
Asset-backed	62	4		2	—	(11)		—	—	—	57	—
Mortgage loans held-for-sale, net (c)	30	—		—	12	—		—	(11)	(31)	—	—
Consumer mortgage finance receivables and loans, net (c)	835	121	(c)	—	—	(245)	(d)	—	(124)	(587)	—	51	(c)
Mortgage servicing rights	2,519	(654)	(e)	—	—	—		167	—	(1,130)	902	(654)	(e)
Other assets
Interests retained in financial asset sales	231	38	(f)	—	—	—		—	(104)	—	165	—
Derivative contracts, net (g)
Interest rate	71	326	(h)	—	—	—		—	(252)	(1)	144	10	(h)
Foreign currency	16	(36)	(h)	—	—	—		—	—	—	(20)	(49)	(h)
Total derivative contracts in a receivable position, net	87	290		—	—	—		—	(252)	(1)	124	(39)
Total assets	$3,797	$(199)		$2	$12	$(256)		$167	$(495)	$(1,780)	$1,248	$(638)
Liabilities
Long-term debt
On-balance sheet securitization debt (c)	$(830)	$(115)	(c)	$—	$—	$—		$—	$389	$556	$—	$(62)	(c)
Accrued expenses and other liabilities
Loan repurchase liabilities (c)	(29)	—		—	(11)	—		—	10	30	—	—
Total liabilities	$(859)	$(115)		$—	$(11)	$—		$—	$399	$586	$—	$(62)

(a)	Represents the amounts transferred out of Level 3 due to the deconsolidation of ResCap. Refer to Note 1 for additional information related to ResCap.

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

(d)	Represents the sale of consumer mortgage finance receivable and loans sold as part of the sale of a business line during 2012.

(e)	Fair value adjustment was reported as servicing-asset valuation and hedge activities, net, in the Condensed Consolidated Statement of Comprehensive Income.

(f)	Reported as other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income.

(g)	Includes derivatives classified as trading.

(h)	Refer to Note 20 for information related to the location of the gains and losses on derivative instruments in the Condensed Consolidated Statement of Comprehensive Income.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Level 3 recurring fair value measurements
	Fair value at Jan. 1, 2011	Net realized/unrealized gains (losses)			Purchases	Sales		Issuances	Settlements	Fair value at September 30, 2011	Net unrealized gains (losses) included in earnings still held at September 30, 2011
($ in millions)		included in earnings		included in OCI
Assets
Trading assets (excluding derivatives)
Mortgage-backed residential securities	$44	$1	(a)	$—	$—	$—		$—	$(11)	$34	$8	(a)
Asset-backed securities	94	—		—	—	(94)		—	—	—	—
Total trading assets	138	1		—	—	(94)		—	(11)	34	8
Investment securities
Available-for-sale debt securities
Mortgage-backed residential	1	—		—	—	—		—	—	1	—
Asset-backed	—	20	(b)	14	94	(64)		—	—	64	—
Total debt securities	1	20		14	94	(64)		—	—	65	—
Mortgage loans held-for-sale, net (c)	4	(1)	(c)	—	37	(1)		—	(9)	30	(1)	(c)
Consumer mortgage finance receivables and loans, net (c)	1,015	231	(c)	1	—	—		—	(406)	841	70	(c)
Mortgage servicing rights	3,738	(1,327)	(d)	—	31	(266)	(e)	487	—	2,663	(1,327)	(d)
Other assets
Interests retained in financial asset sales	568	167	(f)	—	—	—		3	(441)	297	(14)	(f)
Derivative contracts, net (g)
Interest rate	(13)	188	(g)	—	—	—		—	(35)	140	213	(g)
Foreign currency	—	2	(g)	—	—	—		—	—	2	2	(g)
Total derivative contracts in a (payable) receivable position, net	(13)	190		—	—	—		—	(35)	142	215
Total assets	$5,451	$(719)		$15	$162	$(425)		$490	$(902)	$4,072	$(1,049)
Liabilities
Long-term debt
On-balance sheet securitization debt (c)	$(972)	$(249)	(c)	$1	$—	$—		$—	$389	$(831)	$(89)	(c)
Accrued expenses and other liabilities
Loan repurchase liabilities (c)	—	1		—	(37)	—		—	8	(28)	1
Total liabilities	$(972)	$(248)		$1	$(37)	$—		$—	$397	$(859)	$(88)

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
The following tables display the assets and liabilities measured at fair value on a nonrecurring basis.

	Nonrecurring fair value measurements				Lower-of-cost or fair value or valuation reserve allowance	Total loss included in earnings for the three months ended	Total loss included in earnings for the nine months ended
September 30, 2012 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Commercial finance receivables and loans, net (a)
Automotive	$—	$—	$172	$172	$(31)	n/m (b)	n/m (b)
Other	—	—	26	26	(7)	n/m (b)	n/m (b)
Total commercial finance receivables and loans, net	—	—	198	198	(38)	n/m (b)	n/m (b)
Other assets
Repossessed and foreclosed assets (c)	—	—	7	7	(1)	n/m (b)	n/m (b)
Cost basis investment in ResCap (d)	—	—	—	—	—	—	(442)
Total assets	$—	$—	$205	$205	$(39)	$—	$(442)
n/m = not meaningful

(a)	Represents the portion of the portfolio specifically impaired during 2012. The related valuation allowance represents the cumulative adjustment to fair value of those specific receivables.

(b)
We consider the applicable valuation or loan loss allowance to be the most relevant indicator of the impact on earnings caused by the fair value measurement. Accordingly, the table above excludes total gains and losses included in earnings for these items. The carrying values are inclusive of the respective valuation or loan loss allowance.

(c)	The allowance provided for repossessed and foreclosed assets represents any cumulative valuation adjustment recognized to adjust the assets to fair value.

(d)	Represents the impairment of our investment in ResCap during 2012. Refer to Note 1 for additional information related to ResCap.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Nonrecurring fair value measurements				Lower-of-cost or fair value or valuation reserve allowance	Total loss included in earnings for the three months ended	Total loss included in earnings for the nine months ended
September 30, 2011 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans held-for-sale (a)	$—	$—	$507	$507	$(58)	n/m (b)	n/m (b)
Commercial finance receivables and loans, net (c)
Automotive	—	—	272	272	(33)	n/m (b)	n/m (b)
Mortgage	—	3	24	27	(5)	n/m (b)	n/m (b)
Other	—	—	37	37	(10)	n/m (b)	n/m (b)
Total commercial finance receivables and loans, net	—	3	333	336	(48)	n/m (b)	n/m (b)
Other assets
Property and equipment	—	13	—	13	n/m (d)	$—	$(8)
Repossessed and foreclosed assets (e)	—	35	29	64	(10)	n/m (b)	n/m (b)
Total assets	$—	$51	$869	$920	$(116)	$—	$(8)
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

September 30, 2012 ($ in millions)	Level 3 nonrecurring measurements	Valuation technique	Unobservable input	Range
Assets
Commercial finance receivables and loans, net
Automotive	$172	Fair value of collateral	Adjusted appraisal value	65.0-95.0%
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

	Changes included in the
	Condensed Consolidated Statement of Comprehensive Income
Three months ended September 30, ($ in millions)	Interest and fees on finance receivables and loans (a)	Interest on loans held-for-sale (a)	Interest on long-term debt (b)	Gain on mortgage loans, net	Other income, net of losses	Total included in earnings	Change in fair value due to credit risk (c)
2012
Assets
Mortgage loans held-for-sale, net	$—	$18	$—	$33	$—	$51	$—	(d)
2011
Assets
Mortgage loans held-for-sale, net	$—	$49	$—	$382	$—	$431	$—	(d)
Consumer mortgage finance receivables and loans, net	48	—	—	—	9	57	(54)	(e)
Liabilities
Long-term debt
On-balance sheet securitization debt	—	—	(29)	—	(54)	(83)	37	(f)
Accrued expenses and other liabilities
Loan repurchase liabilities	—	—	—	—	1	1	—
Total						$406

(a)	Interest income is measured by multiplying the unpaid principal balance on the loans by the coupon rate and the number of days of interest due.

(b)	Interest expense is measured by multiplying bond principal by the coupon rate and the number of days of interest due to the investor.

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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Changes included in the
	Condensed Consolidated Statement of Comprehensive Income
Nine months ended September 30, ($ in millions)	Interest and fees on finance receivables and loans (a)	Interest on loans held-for-sale (a)	Interest on long-term debt (b)	Gain on mortgage loans, net	Other income, net of losses	Total included in earnings	Change in fair value due to credit risk (c)
2012
Assets
Mortgage loans held-for-sale, net	$—	$58	$—	$280	$—	$338	$—	(d)
Consumer mortgage finance receivables and loans, net	59	—	—	—	62	121	(24)	(e)
Liabilities
Long-term debt
On-balance sheet securitization debt	—	—	(34)	—	(81)	(115)	(8)	(f)
Total						$344
2011
Assets
Mortgage loans held-for-sale, net	$—	$128	$—	$666	$—	$794	$—	(d)
Consumer mortgage finance receivables and loans, net	154	—	—	—	77	231	(49)	(e)
Liabilities
Long-term debt
On-balance sheet securitization debt	—	—	(89)	—	(161)	(250)	14	(f)
Accrued expenses and other liabilities
Loan repurchase liabilities	—	—	—	—	1	1	—
Total						$776

(a)	Interest income is measured by multiplying the unpaid principal balance on the loans by the coupon rate and the number of days of interest due.

(b)	Interest expense is measured by multiplying bond principal by the coupon rate and the number of days of interest due to the investor.

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

	September 30, 2012		December 31, 2011
($ in millions)	Unpaid principal balance	Fair value (a)	Unpaid principal balance	Fair value (a)
Assets
Mortgage loans held-for-sale, net
Total loans	$1,834	$1,927	$3,766	$3,919
Nonaccrual loans	32	17	54	27
Loans 90+ days past due (b)	28	15	53	27
Consumer mortgage finance receivables and loans, net
Total loans	—	—	2,436	835
Nonaccrual loans (c)	—	—	506	209
Loans 90+ days past due (b) (c)	—	—	362	163
Liabilities
Long-term debt
On-balance sheet securitization debt	$—	$—	$(2,559)	$(830)
Accrued expenses and other liabilities
Loan repurchase liabilities	—	—	(57)	(29)

(a)	Excludes accrued interest receivable.

(b)	Loans 90+ days past due are also presented within the nonaccrual loan balance and the total loan balance; however, excludes government-insured loans that are still accruing interest.

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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Fair Value of Financial Instruments
The following table presents the carrying and estimated fair value of financial instruments, except for those recorded at fair value on a recurring basis presented in the previous section of this note titled Recurring Fair Value. When possible, we use quoted market prices to determine fair value. Where quoted market prices are not available, the fair value is internally derived based on appropriate valuation methodologies with respect to the amount and timing of future cash flows and estimated discount rates. However, considerable judgment is required in interpreting market data to develop estimates of fair value, so the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions or estimation methodologies could be material to the estimated fair values. Fair value information presented herein was based on information available at September 30, 2012, and December 31, 2011.

	September 30, 2012					December 31, 2011
		Estimated fair value
($ in millions)	Carrying value	Level 1	Level 2	Level 3	Total	Carrying value	Estimated fair value
Financial assets
Loans held-for-sale, net (a)	$1,937	$—	$1,927	$10	$1,937	$8,557	$8,674
Finance receivables and loans, net (a)	119,836	—	—	121,200	121,200	113,252	113,576
Nonmarketable equity investments	342	—	313	31	344	419	423
Financial liabilities
Deposit liabilities	$49,872	$—	$3,811	$46,922	$50,733	$45,050	$45,696
Short-term borrowings	5,877	5	—	5,863	5,868	7,680	7,622
Long-term debt (a)(b)	93,726	—	42,881	53,909	96,790	93,434	92,142

(a)
Includes financial instruments carried at fair value due to fair value option elections. Refer to the previous section of this note titled Fair Value Option for Financial Assets and Liabilities for further information about the fair value elections.

(b)	The carrying value includes deferred interest for zero-coupon bonds of $698 million and $640 million at September 30, 2012, and December 31, 2011, respectively.
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

•
Deposit liabilities — Deposit liabilities represent certain consumer and brokered bank deposits, mortgage escrow deposits, and dealer deposits. Deposits classified as Level 2 were valued using quoted market prices from active markets for similar instruments. The fair value of deposits at Level 3 were estimated by discounting projected cash flows based on discount factors derived from the forward interest rate swap curve.

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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Financial information for our reportable operating segments is summarized as follows.

	Global Automotive Services
Three months ended September 30, ($ in millions)	North American Automotive Finance operations	International Automotive Finance operations (a)	Insurance operations	Mortgage operations (b)	Corporate and Other (c)	Consolidated (d)
2012
Net financing revenue (loss)	$856	$166	$22	$53	$(320)	$777
Other revenue	75	53	343	446	19	936
Total net revenue (loss)	931	219	365	499	(301)	1,713
Provision for loan losses	102	13	—	6	(5)	116
Total noninterest expense	319	137	332	139	187	1,114
Income (loss) from continuing operations before income tax expense	$510	$69	$33	$354	$(483)	$483
Total assets	$106,909	$16,211	$8,461	$17,004	$33,897	$182,482
2011
Net financing revenue (loss)	$755	$167	$21	$75	$(411)	$607
Other revenue (loss)	126	61	426	(99)	40	554
Total net revenue (loss)	881	228	447	(24)	(371)	1,161
Provision for loan losses	25	(2)	—	31	(4)	50
Total noninterest expense	305	141	336	354	81	1,217
Income (loss) from continuing operations before income tax expense	$551	$89	$111	$(409)	$(448)	$(106)
Total assets	$90,532	$15,314	$8,215	$35,502	$32,393	$181,956

(a)	Amounts include intrasegment eliminations between our North American Automotive Finance operations, International Automotive Finance operations, and Insurance operations.

(b)	Represents the mortgage activities of Ally Bank.

(c)	Total assets for the Commercial Finance Group were $1.3 billion and $1.3 billion at September 30, 2012 and 2011, respectively.

(d)	Net financing revenue (loss) after the provision for loan losses totaled $661 million and $557 million for the three months ended September 30, 2012 and 2011, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Global Automotive Services
Nine months ended September 30, ($ in millions)	North American Automotive Finance operations	International Automotive Finance operations (a)	Insurance operations	Mortgage operations (b)	Corporate and Other (c)	Consolidated (d)
2012
Net financing revenue (loss)	$2,468	$501	$65	$143	$(949)	$2,228
Other revenue	268	178	1,199	1,361	45	3,051
Total net revenue (loss)	2,736	679	1,264	1,504	(904)	5,279
Provision for loan losses	196	75	—	54	(40)	285
Total noninterest expense	957	418	1,064	881	1,674	4,994
Income (loss) from continuing operations before income tax expense	$1,583	$186	$200	$569	$(2,538)	$—
Total assets	$106,909	$16,211	$8,461	$17,004	$33,897	$182,482
2011
Net financing revenue (loss)	$2,451	$505	$68	$204	$(1,359)	$1,869
Other revenue	349	175	1,347	576	172	2,619
Total net revenue (loss)	2,800	680	1,415	780	(1,187)	4,488
Provision for loan losses	126	42	—	115	(70)	213
Total noninterest expense	1,046	449	1,101	1,156	339	4,091
Income (loss) from continuing operations before income tax expense	$1,628	$189	$314	$(491)	$(1,456)	$184
Total assets	$90,532	$15,314	$8,215	$35,502	$32,393	$181,956

(a)	Amounts include intrasegment eliminations between our North American Automotive Finance operations, International Automotive Finance operations, and Insurance operations.

(b)	Represents the ResCap legal entity (prior to its deconsolidation from Ally as of May 14, 2012) and the mortgage activities of Ally Bank.

(c)	Total assets for the Commercial Finance Group were $1.3 billion and $1.3 billion at September 30, 2012 and 2011, respectively.

(d)	Net financing revenue (loss) after the provision for loan losses totaled $1.9 billion and $1.7 billion for the nine months ended September 30, 2012 and 2011, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Information concerning principal geographic areas were as follows.

Three months ended September 30, ($ in millions)	Revenue (a)(b)	Income (loss) from continuing operations before income tax expense (a)(c)	Net income (loss) (a)(c)
2012
Canada	$158	$74	$62
Europe (d)	80	29	9
Latin America	258	83	62
Asia-Pacific	22	21	21
Total foreign	518	207	154
Total domestic (e)	1,195	276	230
Total	$1,713	$483	$384
2011
Canada	$225	$138	$78
Europe (d)	106	75	55
Latin America	212	42	30
Asia-Pacific	21	20	10
Total foreign	564	275	173
Total domestic (e)	597	(381)	(383)
Total	$1,161	$(106)	$(210)

(a)	The 2011 balances for Asia-Pacific and domestic were reclassified to conform with the 2012 presentation. These reclassifications have no impact to our condensed consolidated results of operations.

(b)	Revenue consists of net financing revenue and total other revenue as presented in our Condensed Consolidated Statement of Comprehensive Income.

(c)	The domestic amounts include original discount amortization of $79 million and $228 million for the three months ended September 30, 2012 and 2011, respectively.

(d)	Amounts include eliminations between our foreign operations.

(e)	Amounts include eliminations between our domestic and foreign operations.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, ($ in millions)	Revenue (a)(b)	Income (loss) from continuing operations before income tax expense (a)(c)	Net income (loss) (a)(c)
2012
Canada	$528	$290	$227
Europe (d)	312	171	124
Latin America	766	216	171
Asia-Pacific	73	71	71
Total foreign	1,679	748	593
Total domestic (e)	3,600	(748)	(797)
Total	$5,279	$—	$(204)
2011
Canada	$659	$360	$353
Europe (d)	320	183	153
Latin America	700	188	124
Asia-Pacific	60	58	48
Total foreign	1,739	789	678
Total domestic (e)	2,749	(605)	(629)
Total	$4,488	$184	$49

(a)	The 2011 balances for Asia-Pacific and domestic were reclassified to conform with the 2012 presentation. These reclassifications have no impact to our condensed consolidated results of operations.

(b)	Revenue consists of net financing revenue and total other revenue as presented in our Condensed Consolidated Statement of Comprehensive Income.

(c)	The domestic amounts include original discount amortization of $291 million and $784 million for the nine months ended September 30, 2012 and 2011, respectively.

(d)	Amounts include eliminations between our foreign operations.

(e)	Amounts include eliminations between our domestic and foreign operations.
24.    Parent and Guarantor Consolidating Financial Statements
Certain of our senior notes are guaranteed by a group of subsidiaries (the Guarantors). The Guarantors, each of which is a 100% directly owned subsidiary of Ally Financial Inc., are Ally US LLC, IB Finance Holding Company, LLC (IB Finance), and GMAC Continental Corporation. The Guarantors fully and unconditionally guarantee the senior notes on a joint and several basis. In order to simplify our note guarantor structure and to provide additional flexibility with respect to potential strategic transactions relating to our international operations, Ally has begun a series of transactions in which our note guarantors will be merged with and into, or otherwise consolidated with, IB Finance. To date, GMAC Latin America Holdings LLC and GMAC International Holdings B.V., each of which was a subsidiary guarantor with respect to our same senior notes, have been merged or otherwise consolidated with and into IB Finance. Ally is also taking steps to merge Ally US LLC and GMAC Continental Corporation with and into IB Finance in the near future. Following the completion of these transactions, IB Finance will remain a Guarantor and will continue to fully and unconditionally guarantee our senior notes.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Condensed Consolidating Statement of Comprehensive Income

Three months ended September 30, 2012 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$228	$5	$1,418	$—	$1,651
Interest and fees on finance receivables and loans — intercompany	29	2	4	(35)	—
Interest on loans held-for-sale	4	—	18	—	22
Interest and dividends on available-for-sale investment securities	—	—	73	—	73
Interest-bearing cash	7	—	15	—	22
Interest-bearing cash — intercompany	—	—	4	(4)	—
Operating leases	50	—	589	—	639
Total financing revenue and other interest income	318	7	2,121	(39)	2,407
Interest expense
Interest on deposits	14	—	171	—	185
Interest on short-term borrowings	15	1	30	—	46
Interest on long-term debt	686	2	353	—	1,041
Interest on intercompany debt	1	3	36	(40)	—
Total interest expense	716	6	590	(40)	1,272
Depreciation expense on operating lease assets	29	—	329	—	358
Net financing (loss) revenue	(427)	1	1,202	1	777
Dividends from subsidiaries
Nonbank subsidiaries	99	—	—	(99)	—
Other revenue
Servicing fees	46	—	45	—	91
Servicing asset valuation and hedge activities, net	—	—	134	—	134
Total servicing income, net	46	—	179	—	225
Insurance premiums and service revenue earned	—	—	364	—	364
Gain on mortgage and automotive loans, net	2	—	139	—	141
Other gain on investments, net	—	—	(19)	—	(19)
Other income, net of losses	70	120	339	(304)	225
Total other revenue	118	120	1,002	(304)	936
Total net (loss) revenue	(210)	121	2,204	(402)	1,713
Provision for loan losses	55	—	61	—	116
Noninterest expense
Compensation and benefits expense	198	122	145	(121)	344
Insurance losses and loss adjustment expenses	—	—	151	—	151
Other operating expenses	105	1	696	(183)	619
Total noninterest expense	303	123	992	(304)	1,114
(Loss) income from continuing operations before income tax (benefit) expense and undistributed income of subsidiaries	(568)	(2)	1,151	(98)	483
Income tax (benefit) expense from continuing operations	(305)	—	398	—	93
Net (loss) income from continuing operations	(263)	(2)	753	(98)	390
Income (loss) from discontinued operations, net of tax	2	—	(8)	—	(6)
Undistributed income of subsidiaries
Bank subsidiary	231	231	—	(462)	—
Nonbank subsidiaries	414	62	—	(476)	—
Net income	384	291	745	(1,036)	384
Other comprehensive income, net of tax	218	241	539	(780)	218
Comprehensive income	$602	$532	$1,284	$(1,816)	$602

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Three months ended September 30, 2011 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$297	$7	$1,379	$(3)	$1,680
Interest and fees on finance receivables and loans — intercompany	61	6	7	(74)	—
Interest on loans held-for-sale	—	—	86	—	86
Interest on trading assets	—	—	4	—	4
Interest and dividends on available-for-sale investment securities	—	—	102	—	102
Interest-bearing cash	1	—	13	—	14
Operating leases	48	—	482	—	530
Total financing revenue and other interest income	407	13	2,073	(77)	2,416
Interest expense
Interest on deposits	17	—	162	—	179
Interest on short-term borrowings	15	1	45	—	61
Interest on long-term debt	843	3	447	—	1,293
Interest on intercompany debt	(4)	7	74	(77)	—
Total interest expense	871	11	728	(77)	1,533
Depreciation expense on operating lease assets	18	—	258	—	276
Net financing (loss) revenue	(482)	2	1,087	—	607
Dividends from subsidiaries
Nonbank subsidiaries	696	—	—	(696)	—
Other revenue
Servicing fees	69	—	266	—	335
Servicing asset valuation and hedge activities, net	—	—	(471)	—	(471)
Total servicing income, net	69	—	(205)	—	(136)
Insurance premiums and service revenue earned	—	—	390	—	390
Gain on mortgage and automotive loans, net	—	—	95	—	95
Other gain on investments, net	—	—	75	—	75
Other income, net of losses	(79)	—	369	(160)	130
Total other (loss) revenue	(10)	—	724	(160)	554
Total net revenue	204	2	1,811	(856)	1,161
Provision for loan losses	40	—	10	—	50
Noninterest expense
Compensation and benefits expense	95	3	195	—	293
Insurance losses and loss adjustment expenses	—	—	170	—	170
Other operating expenses	141	1	771	(159)	754
Total noninterest expense	236	4	1,136	(159)	1,217
(Loss) income from continuing operations before income tax (benefit) expense and undistributed income (loss) of subsidiaries	(72)	(2)	665	(697)	(106)
Income tax (benefit) expense from continuing operations	(146)	(2)	241	—	93
Net income (loss) from continuing operations	74	—	424	(697)	(199)
Loss from discontinued operations, net of tax	(2)	—	(9)	—	(11)
Undistributed income (loss) of subsidiaries
Bank subsidiary	366	366	—	(732)	—
Nonbank subsidiaries	(648)	78	—	570	—
Net (loss) income	(210)	444	415	(859)	(210)
Other comprehensive loss, net of tax	(281)	(216)	(715)	931	(281)
Comprehensive (loss) income	$(491)	$228	$(300)	$72	$(491)

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, 2012 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$679	$20	$4,321	$—	$5,020
Interest and fees on finance receivables and loans — intercompany	102	10	17	(129)	—
Interest on loans held-for-sale	15	—	116	—	131
Interest on trading assets	—	—	13	—	13
Interest and dividends on available-for-sale investment securities	—	—	243	—	243
Interest-bearing cash	14	—	40	—	54
Interest-bearing cash — intercompany	—	—	13	(13)	—
Operating leases	137	—	1,621	—	1,758
Total financing revenue and other interest income	947	30	6,384	(142)	7,219
Interest expense
Interest on deposits	47	—	508	—	555
Interest on short-term borrowings	48	2	131	—	181
Interest on long-term debt	2,089	7	1,190	—	3,286
Interest on intercompany debt	—	14	128	(142)	—
Total interest expense	2,184	23	1,957	(142)	4,022
Depreciation expense on operating lease assets	60	—	909	—	969
Net financing (loss) revenue	(1,297)	7	3,518	—	2,228
Dividends from subsidiaries
Nonbank subsidiaries	419	5	—	(424)	—
Other revenue
Servicing fees	148	—	469	—	617
Servicing asset valuation and hedge activities, net	—	—	70	—	70
Total servicing income, net	148	—	539	—	687
Insurance premiums and service revenue earned	—	—	1,098	—	1,098
(Loss) gain on mortgage and automotive loans, net	(2)	—	403	—	401
Other gain on investments, net	—	—	137	—	137
Other income, net of losses	215	375	1,042	(904)	728
Total other revenue	361	375	3,219	(904)	3,051
Total net (loss) revenue	(517)	387	6,737	(1,328)	5,279
Provision for loan losses	108	—	177	—	285
Noninterest expense
Compensation and benefits expense	598	381	604	(375)	1,208
Insurance losses and loss adjustment expenses	—	—	518	—	518
Other operating expenses	1,016	2	2,779	(529)	3,268
Total noninterest expense	1,614	383	3,901	(904)	4,994
(Loss) income from continuing operations before income tax (benefit) expense and undistributed income of subsidiaries	(2,239)	4	2,659	(424)	—
Income tax (benefit) expense from continuing operations	(826)	—	998	—	172
Net (loss) income from continuing operations	(1,413)	4	1,661	(424)	(172)
Income (loss) from discontinued operations, net of tax	19	—	(51)	—	(32)
Undistributed income of subsidiaries
Bank subsidiary	729	729	—	(1,458)	—
Nonbank subsidiaries	461	261	—	(722)	—
Net (loss) income	(204)	994	1,610	(2,604)	(204)
Other comprehensive income, net of tax	199	212	502	(714)	199
Comprehensive (loss) income	$(5)	$1,206	$2,112	$(3,318)	$(5)

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, 2011 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$818	$21	$4,144	$(7)	$4,976
Interest and fees on finance receivables and loans — intercompany	235	17	19	(271)	—
Interest on loans held-for-sale	—	—	256	—	256
Interest on trading assets	—	—	10	—	10
Interest and dividends on available-for-sale investment securities	3	—	308	—	311
Interest-bearing cash	5	—	36	—	41
Operating leases	663	—	1,120	—	1,783
Total financing revenue and other interest income	1,724	38	5,893	(278)	7,377
Interest expense
Interest on deposits	48	—	468	—	516
Interest on short-term borrowings	41	2	197	—	240
Interest on long-term debt	2,746	8	1,276	—	4,030
Interest on intercompany debt	(12)	20	270	(278)	—
Total interest expense	2,823	30	2,211	(278)	4,786
Depreciation expense on operating lease assets	218	—	504	—	722
Net financing (loss) revenue	(1,317)	8	3,178	—	1,869
Dividends from subsidiaries
Nonbank subsidiaries	1,207	—	—	(1,207)	—
Other revenue
Servicing fees	208	—	825	—	1,033
Servicing asset valuation and hedge activities, net	—	—	(663)	—	(663)
Total servicing income, net	208	—	162	—	370
Insurance premiums and service revenue earned	—	—	1,188	—	1,188
Gain on mortgage and automotive loans, net	20	—	281	—	301
Loss on extinguishment of debt	(64)	—	—	—	(64)
Other gain on investments, net	9	—	242	—	251
Other income, net of losses	(124)	1	1,159	(463)	573
Total other revenue	49	1	3,032	(463)	2,619
Total net (loss) revenue	(61)	9	6,210	(1,670)	4,488
Provision for loan losses	118	—	95	—	213
Noninterest expense
Compensation and benefits expense	485	8	639	—	1,132
Insurance losses and loss adjustment expenses	—	—	567	—	567
Other operating expenses	376	3	2,475	(462)	2,392
Total noninterest expense	861	11	3,681	(462)	4,091
(Loss) income from continuing operations before income tax (benefit) expense and undistributed income (loss) of subsidiaries	(1,040)	(2)	2,434	(1,208)	184
Income tax (benefit) expense from continuing operations	(435)	3	538	—	106
Net (loss) income from continuing operations	(605)	(5)	1,896	(1,208)	78
Loss from discontinued operations, net of tax	(12)	—	(17)	—	(29)
Undistributed income (loss) of subsidiaries
Bank subsidiary	862	862	—	(1,724)	—
Nonbank subsidiaries	(196)	391	—	(195)	—
Net income	49	1,248	1,879	(3,127)	49
Other comprehensive loss, net of tax	(217)	(45)	(398)	443	(217)
Comprehensive (loss) income	$(168)	$1,203	$1,481	$(2,684)	$(168)

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

September 30, 2012 ($ in millions)	Parent (a)	Guarantors	Nonguarantors (a)	Consolidating adjustments	Ally consolidated
Assets
Cash and cash equivalents
Noninterest-bearing	$830	$—	$475	$—	$1,305
Noninterest-bearing — intercompany	33	—	—	(33)	—
Interest-bearing	6,014	2	9,836	—	15,852
Interest-bearing — intercompany	—	—	990	(990)	—
Total cash and cash equivalents	6,877	2	11,301	(1,023)	17,157
Investment securities	—	—	13,770	—	13,770
Loans held-for-sale, net	—	—	1,937	—	1,937
Finance receivables and loans, net
Finance receivables and loans, net	18,073	392	102,794	—	121,259
Intercompany loans to
Bank subsidiary	3,400	—	—	(3,400)	—
Nonbank subsidiaries	3,604	129	270	(4,003)	—
Allowance for loan losses	(266)	(1)	(1,156)	—	(1,423)
Total finance receivables and loans, net	24,811	520	101,908	(7,403)	119,836
Investment in operating leases, net	1,443	—	11,265	—	12,708
Intercompany receivables from
Bank subsidiary	491	—	—	(491)	—
Nonbank subsidiaries	221	339	146	(706)	—
Investment in subsidiaries
Bank subsidiary	13,953	13,953	—	(27,906)	—
Nonbank subsidiaries	16,404	4,222	—	(20,626)	—
Mortgage servicing rights	—	—	902	—	902
Premiums receivable and other insurance assets	—	—	1,861	—	1,861
Other assets	2,638	22	11,988	(712)	13,936
Assets of operations held-for-sale	(20)	—	395	—	375
Total assets	$66,818	$19,058	$155,473	$(58,867)	$182,482
Liabilities
Deposit liabilities
Noninterest-bearing	$—	$—	$2,487	$—	$2,487
Noninterest-bearing — intercompany	—	—	33	(33)	—
Interest-bearing	1,333	—	46,052	—	47,385
Total deposit liabilities	1,333	—	48,572	(33)	49,872
Short-term borrowings	3,093	137	2,647	—	5,877
Long-term debt	39,612	168	53,248	—	93,028
Intercompany debt to
Nonbank subsidiaries	1,048	211	7,134	(8,393)	—
Intercompany payables to
Bank subsidiary	497	—	—	(497)	—
Nonbank subsidiaries	447	2	252	(701)	—
Interest payable	1,151	5	434	—	1,590
Unearned insurance premiums and service revenue	—	—	2,693	—	2,693
Reserves for insurance losses and loss adjustment expenses	—	—	441	—	441
Accrued expenses and other liabilities	872	344	9,458	(712)	9,962
Liabilities of operations held-for-sale	—	—	254	—	254
Total liabilities	48,053	867	125,133	(10,336)	163,717
Total equity	18,765	18,191	30,340	(48,531)	18,765
Total liabilities and equity	$66,818	$19,058	$155,473	$(58,867)	$182,482

(a)	Amounts presented are based upon the legal transfer of the underlying assets to VIEs in order to reflect legal ownership.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

December 31, 2011 ($ in millions)	Parent (a)	Guarantors	Nonguarantors (a)	Consolidating adjustments	Ally consolidated
Assets
Cash and cash equivalents
Noninterest-bearing	$1,413	$—	$1,062	$—	$2,475
Interest-bearing	4,848	14	5,698	—	10,560
Interest-bearing — intercompany	—	—	516	(516)	—
Total cash and cash equivalents	6,261	14	7,276	(516)	13,035
Trading assets	—	—	622	—	622
Investment securities	—	—	15,135	—	15,135
Loans held-for-sale, net	425	—	8,132	—	8,557
Finance receivables and loans, net
Finance receivables and loans, net	15,151	476	99,128	—	114,755
Intercompany loans to
Bank subsidiary	4,920	—	—	(4,920)	—
Nonbank subsidiaries	5,448	356	550	(6,354)	—
Allowance for loan losses	(245)	(2)	(1,256)	—	(1,503)
Total finance receivables and loans, net	25,274	830	98,422	(11,274)	113,252
Investment in operating leases, net	928	—	8,347	—	9,275
Intercompany receivables from
Bank subsidiary	82	—	—	(82)	—
Nonbank subsidiaries	1,070	327	577	(1,974)	—
Investment in subsidiaries
Bank subsidiary	13,061	13,061	—	(26,122)	—
Nonbank subsidiaries	17,433	3,809	—	(21,242)	—
Mortgage servicing rights	—	—	2,519	—	2,519
Premiums receivable and other insurance assets	—	—	1,853	—	1,853
Other assets	2,664	3	16,712	(638)	18,741
Assets of operations held-for-sale	(174)	—	1,244	—	1,070
Total assets	$67,024	$18,044	$160,839	$(61,848)	$184,059
Liabilities
Deposit liabilities
Noninterest-bearing	$—	$—	$2,029	$—	$2,029
Interest-bearing	1,768	—	41,253	—	43,021
Total deposit liabilities	1,768	—	43,282	—	45,050
Short-term borrowings	2,756	136	4,788	—	7,680
Long-term debt	39,524	214	53,056	—	92,794
Intercompany debt to
Nonbank subsidiaries	574	492	10,724	(11,790)	—
Intercompany payables to
Bank subsidiary	39	—	—	(39)	—
Nonbank subsidiaries	1,266	1	750	(2,017)	—
Interest payable	1,167	3	417	—	1,587
Unearned insurance premiums and service revenue	—	—	2,576	—	2,576
Reserves for insurance losses and loss adjustment expenses	—	—	580	—	580
Accrued expenses and other liabilities	559	323	13,839	(637)	14,084
Liabilities of operations held-for-sale	—	—	337	—	337
Total liabilities	47,653	1,169	130,349	(14,483)	164,688
Total equity	19,371	16,875	30,490	(47,365)	19,371
Total liabilities and equity	$67,024	$18,044	$160,839	$(61,848)	$184,059

(a)	Amounts presented are based upon the legal transfer of the underlying assets to VIEs in order to reflect legal ownership.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Condensed Consolidating Statement of Cash Flows

Nine months ended September 30, 2012 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Operating activities
Net cash (used in) provided by operating activities	$(104)	$34	$5,339	$(424)	$4,845
Investing activities
Purchases of available-for-sale securities	—	—	(9,592)	—	(9,592)
Proceeds from sales of available-for-sale securities	—	—	6,774	—	6,774
Proceeds from maturities of available-for-sale securities	—	—	4,940	—	4,940
Net (increase) decrease in finance receivables and loans	(1,857)	84	(6,152)	—	(7,925)
Proceeds from sales of finance receivables and loans	352	—	1,977	—	2,329
Net decrease (increase) in loans — intercompany	1,989	227	281	(2,497)	—
Net increase in operating lease assets	(928)	—	(3,381)	—	(4,309)
Capital contributions to subsidiaries	(56)	—	—	56	—
Returns of contributed capital	1,926	—	—	(1,926)	—
Net cash effect from deconsolidation of ResCap	—	—	(539)	—	(539)
Proceeds from sale of business units, net	29	—	487	—	516
Other, net	(155)	(20)	250	—	75
Net cash provided by (used in) investing activities	1,300	291	(4,955)	(4,367)	(7,731)
Financing activities
Net change in short-term borrowings — third party	336	1	(2,010)	—	(1,673)
Net increase in bank deposits	—	—	4,706	(33)	4,673
Proceeds from issuance of long-term debt — third party	3,092	—	24,428	—	27,520
Repayments of long-term debt — third party	(3,392)	(46)	(19,470)	—	(22,908)
Net change in debt — intercompany	474	(281)	(2,216)	2,023	—
Dividends paid — third party	(601)	—	—	—	(601)
Dividends paid and returns of contributed capital — intercompany	—	(11)	(2,339)	2,350	—
Capital contributions from parent	—	—	56	(56)	—
Other, net	(436)	—	410	—	(26)
Net cash (used in) provided by financing activities	(527)	(337)	3,565	4,284	6,985
Effect of exchange-rate changes on cash and cash equivalents	(53)	—	52	—	(1)
Net increase (decrease) in cash and cash equivalents	616	(12)	4,001	(507)	4,098
Adjustment for change in cash and cash equivalents of operations held-for-sale	—	—	24	—	24
Cash and cash equivalents at beginning of year	6,261	14	7,276	(516)	13,035
Cash and cash equivalents at September 30,	$6,877	$2	$11,301	$(1,023)	$17,157

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, 2011 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Operating activities
Net cash provided by operating activities	$2,767	$220	$4,002	$(1,208)	$5,781
Investing activities
Purchases of available-for-sale securities	—	—	(15,020)	—	(15,020)
Proceeds from sales of available-for-sale securities	1,494	—	10,599	—	12,093
Proceeds from maturities of available-for-sale securities	1	—	3,724	—	3,725
Net (increase) decrease in finance receivables and loans	(3,030)	57	(7,732)	—	(10,705)
Proceeds from sales of finance receivables and loans	1,346	—	1,522	—	2,868
Net decrease (increase) in loans — intercompany	4,225	(7)	25	(4,243)	—
Net decrease (increase) in operating lease assets	3,028	—	(3,498)	—	(470)
Capital contributions to subsidiaries	(1,339)	(855)	—	2,194	—
Returns of contributed capital	1,072	—	—	(1,072)	—
Proceeds from sale of business units, net	—	—	50	—	50
Other, net	(251)	—	884	—	633
Net cash provided by (used in) investing activities	6,546	(805)	(9,446)	(3,121)	(6,826)
Financing activities
Net change in short-term borrowings — third party	129	36	(1,428)	—	(1,263)
Net increase in bank deposits	—	—	4,454	—	4,454
Proceeds from issuance of long-term debt — third party	3,228	70	33,602	—	36,900
Repayments of long-term debt — third party	(8,415)	(133)	(26,028)	—	(34,576)
Net change in debt — intercompany	260	(25)	(4,218)	3,983	—
Dividends paid — third party	(619)	—	—	—	(619)
Dividends paid and returns of contributed capital — intercompany	—	(207)	(2,073)	2,280	—
Capital contributions from parent	—	855	1,339	(2,194)	—
Other, net	363	—	599	—	962
Net cash (used in) provided by financing activities	(5,054)	596	6,247	4,069	5,858
Effect of exchange-rate changes on cash and cash equivalents	—	—	(45)	—	(45)
Net increase in cash and cash equivalents	4,259	11	758	(260)	4,768
Adjustment for change in cash and cash equivalents of operations held-for-sale	—	—	(36)	—	(36)
Cash and cash equivalents at beginning of year	4,665	1	7,508	(504)	11,670
Cash and cash equivalents at September 30,	$8,924	$12	$8,230	$(764)	$16,402
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
The contemplated Plan, a draft of which has been submitted to the Bankruptcy Court, is subject to negotiation with certain of the Debtors’ creditors (as directed by the Bankruptcy Court) and Bankruptcy Court approval. It is based on a settlement (the Settlement) that provides for the release of all existing or potential causes of action between AFI and the Debtors, as well as a release of all existing or potential ResCap-related causes of action against AFI held by third parties.
There can be no assurances that the Bankruptcy Court will confirm the Settlement or the Plan, and even if confirmed, the Settlement and Plan are each subject to several conditions, which may not occur. In particular, the Bankruptcy Court may not approve the proposed release of

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

all existing or potential ResCap-related causes of action against AFI held by third parties. The failure of the Plan being confirmed would result in modifications to the Plan, or the pursuit of an alternative form of reorganization or liquidation. This could result in delay and significant expense, and any modifications to the Plan or other alternative may be less favorable to AFI. If AFI does not receive the releases contemplated by the Plan, the Debtors and/or third party creditors are likely to assert substantial claims directly against AFI, which could have a material adverse impact on our results of operations, financial position or cash flows.
Based on our assessment of the effect of the deconsolidation of ResCap, obligations under the Plan, and other impacts related to the bankruptcy filing, we recorded a charge of $1.2 billion during the nine months ended September 30, 2012. Given the inherent uncertainty of the bankruptcy process, it is possible that this amount could be modified in the future.
Mortgage Settlements and Consent Order
On February 9, 2012, we announced that we had reached an agreement with respect to investigations into procedures followed by mortgage servicing companies and banks in connection with mortgage origination and servicing activities and foreclosure home sales and evictions (Mortgage Settlement). Further, as a result of an examination conducted by the FRB and FDIC, on April 13, 2011, we entered into a consent order (the Consent Order) with the FRB and the FDIC, that required, among other things, GMAC Mortgage, LLC to retain independent consultants to conduct a risk assessment related to mortgage servicing activities and, separately, to conduct a review of certain past residential mortgage foreclosure actions. The Debtors are primarily liable for all remaining obligations under both the Mortgage Settlement and Consent Order. AFI is secondarily liable for the specific performance of required actions, and is jointly and severally liable for certain financial obligations. As of September 30, 2012, the official committee of unsecured creditors appointed in the Debtors' bankruptcy cases has filed objections to motions challenging the allocation of liability between AFI and the Debtors with respect to certain obligations under the Mortgage Settlement and the Consent Order.
Loan Repurchases and Obligations Related to Loan Sales
Representation and Warranty Obligation Reserve Methodology
A significant portion of our representation and warranty obligations were eliminated as a result of the deconsolidation of ResCap. Related to the deconsolidation of ResCap, we allocated a representation and warranty reserve to Ally Bank, which was $127 million at September 30, 2012 with respect to Ally Bank's sold and serviced loans. The current liability for representation and warranty obligations reflects management's best estimate of probable losses with respect to Ally Bank's mortgage loans sold to Freddie Mac and Fannie Mae. We considered historical and recent demand trends in establishing the reserve. The methodology used to estimate the reserve considers a variety of assumptions including borrower performance (both actual and estimated future defaults), repurchase demand behavior, historical loan defect experience, historical mortgage insurance rescission experience, and historical and estimated future loss experience, which includes projections of future home price changes as well as other qualitative factors including investor behavior. It is difficult to predict and estimate the level and timing of any potential future demands. In cases where we may not be able to reasonably estimate losses, a liability is not recognized. Management monitors the adequacy of the overall reserve and makes adjustments to the level of reserve, as necessary, after consideration of other qualitative factors including ongoing dialogue and experience with counterparties.
At the time a loan is sold, an estimate of the fair value of the liability is recorded and classified in accrued expenses and other liabilities on our Condensed Consolidated Balance Sheet and recorded as a component of gain (loss) on mortgage and automotive loans, net, in our Condensed Consolidated Statement of Comprehensive Income. We recognize changes in the liability when additional relevant information becomes available. Changes in the estimate are recorded as other operating expenses in our Condensed Consolidated Statement of Comprehensive Income. The repurchase reserve at September 30, 2012, relates exclusively to GSE exposure.
The following tables summarize the changes in our reserve for representation and warranty obligations.

Three months ended September 30, ($ in millions)	2012 (a)	2011
Balance at July 1,	$124	$829
Provision for mortgage representation and warranty expenses
Loan sales	3	5
Change in estimate — continuing operations	30	70
Total additions	33	75
Resolved claims (b)	(30)	(78)
Recoveries	—	3
Balance at September 30,	$127	$829

(a)	The balance is at Ally Bank as a result of the deconsolidation of ResCap. Refer to Note 1 for more information regarding the Debtors' Bankruptcy and the deconsolidation of ResCap.

(b)	Includes principal losses and accrued interest on repurchased loans, indemnification payments, and settlements with counterparties.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, ($ in millions)	2012 (a)	2011
Balance at January 1,	$825	$830
Provision for mortgage representation and warranty expenses
Loan sales	11	16
Change in estimate — continuing operations	67	280
Total additions	78	296
Resolved claims (b)	(117)	(306)
Recoveries	6	9
Deconsolidation of ResCap	(665)	—
Balance at September 30,	$127	$829

(a)	The remaining balance is at Ally Bank as a result of the deconsolidation of ResCap. Refer to Note 1 for more information regarding the Debtors' Bankruptcy and the deconsolidation of ResCap.

(b)	Includes principal losses and accrued interest on repurchased loans, indemnification payments, and settlements with counterparties.
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
Ally Financial Inc. and certain other Ally subsidiaries (excluding the Debtors) are also named as defendants in various cases relating to mortgage-backed securities and certain other mortgage-related matters. These cases include litigation with, among others, the following: Allstate; Assured Guaranty; the Federal Deposit Insurance Corporation; the Federal Housing Finance Agency (FHFA); the Federal Home Loan Banks of Indianapolis, Boston and Chicago; Huntington Bancshares; John Hancock; Massachusetts Mutual Life Insurance; MBIA; New Jersey Carpenters Health Fund; and the Financial Guaranty Insurance Company (collectively, the Remaining Cases). All but five of the Remaining Cases have been stayed through January 31, 2013, subject to permitting certain limited proceedings in some of the Remaining Cases. Pending cases that have not been stayed by the bankruptcy court include cases with the FDIC (three cases), FHFA (one case), and MBIA (one case). We believe that we have strong legal and factual defenses with respect to the Remaining Cases. As described earlier, the proposed bankruptcy Plan provides for a release of all existing and potential causes of action against Ally held by ResCap, and existing and potential ResCap-related causes of action against Ally held by third parties. These releases, if approved by the Bankruptcy Court, would result in Ally being released from any and all potential liability with respect to the Remaining Cases. If the Plan is not approved, or if a Plan is approved that does not include third-party releases, the Remaining Cases would proceed against the Ally defendants. If this occurred, we would vigorously defend them.
Regulatory Matters
We continue to respond to subpoenas and document requests from the U.S. Securities and Exchange Commission covering a wide range of mortgage related matters, including, among other things, various aspects of the process surrounding securitizations of residential mortgages.  It is possible that this could result in actions against us.
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
26.    Subsequent Events
Declaration of Quarterly Dividend Payments
On October 4, 2012, the Ally Board of Directors declared quarterly dividend payments on certain outstanding preferred stock. This included a cash dividend of $1.125 per share, or a total of $134 million, on Fixed Rate Cumulative Mandatorily Convertible Preferred Stock,

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Series F-2; a cash dividend of $17.50 per share, or a total of $45 million, on Fixed Rate Cumulative Perpetual Preferred Stock, Series G; and a cash dividend of $0.53 per share, or a total of $22 million, on Fixed Rate/Floating Rate Perpetual Preferred Stock, Series A. The dividends are payable on November 15, 2012.

Defined Benefit Pension Plan Actions
GMAC Mortgage Group LLC, our wholly owned subsidiary, sponsors a defined benefit pension plan (the Pension Plan) for which the accrual of additional benefits were previously frozen. The Pension Plan primarily covers former employees of certain discontinued or non-core businesses of our Mortgage and Insurance operations. In October 2012, we entered into an agreement under which the Pension Plan purchased a group annuity contract from a third-party insurance company that requires the insurance company to pay and administer all future annuity payments to the current retiree population of the Pension Plan (retired as of September 1, 2012) beginning on January 1, 2013. Additionally, during the fourth quarter the Pension Plan is commencing a program to offer voluntary lump-sum distributions to terminated employees with vested benefits in the Pension Plan. We expect that all lump-sum distributions from the Pension Plan will be completed by December 31, 2012. In connection with these combined actions we expect to record a settlement loss of approximately $90 million to $120 million during the fourth quarter of 2012 due primarily to the immediate recognition of amounts currently classified as the defined benefit pension plan net actuarial losses component of Accumulated other comprehensive income. Accordingly, we do not expect the fourth quarter settlement loss to result in a material change to consolidated total equity. The ultimate amount of the settlement loss could differ from currently estimated amounts due to several factors including, for example, the lump-sum distribution election rate, a change in the discount rate, or significant gains or losses in trust assets prior to the date of accounting recognition.
Mexican Insurance Business Sale Agreement
On October 18, 2012, we announced that we had reached an agreement to sell our Mexican insurance business, ABA Seguros, to the ACE Group. The purchase price of $865 million in cash is at a premium to our book value. The book value of ABA Seguros was $429 million at September 30, 2012. Any gain on sale will be determined and recognized when the transaction closes. Completion of the transaction is subject to regulatory approvals and the satisfaction of other customary closing conditions. The transaction is expected to close during the first half of next year.
Canadian Auto Finance Operation Sale Agreement
On October 23, 2012, we announced that we had reached an agreement to sell our Canadian auto finance operation, Ally Credit Canada Limited, and ResMor Trust to Royal Bank of Canada. Based on the third quarter total equity of the Canadian auto finance operation, Ally would receive approximately $4.1 billion in proceeds, which would be a premium to our book value. The book value of our Canadian auto finance operation was $3.5 billion at September 30, 2012. Any gain on sale will be determined and recognized when the transaction closes. The transaction is subject to regulatory approval and the satisfaction of other customary closing conditions. The transaction is expected to close in the first quarter of 2013.

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
The following table presents selected statement of income data.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2012	2011	2012	2011
Total financing revenue and other interest income	$2,407	$2,416	$7,219	$7,377
Interest expense	1,272	1,533	4,022	4,786
Depreciation expense on operating lease assets	358	276	969	722
Net financing revenue	777	607	2,228	1,869
Total other revenue	936	554	3,051	2,619
Total net revenue	1,713	1,161	5,279	4,488
Provision for loan losses	116	50	285	213
Total noninterest expense	1,114	1,217	4,994	4,091
Income (loss) from continuing operations before income tax expense	483	(106)	—	184
Income tax expense from continuing operations	93	93	172	106
Net income (loss) from continuing operations	390	(199)	(172)	78
Loss from discontinued operations, net of tax	(6)	(11)	(32)	(29)
Net income (loss)	$384	$(210)	$(204)	$49
Basic and diluted earnings per common share:
Net income (loss) from continuing operations	$142	$(299)	$(581)	$(364)
Net income (loss)	137	(307)	(605)	(386)
Non-GAAP financial measures (a):
Net income (loss)	$384	$(210)	$(204)	$49
Add: Original issue discount amortization expense (b)	76	225	280	825
Add: Income tax expense from continuing operations	93	93	172	106
Less: Loss from discontinued operations, net of tax	(6)	(11)	(32)	(29)
Core pretax income (a)	$559	$119	$280	$1,009

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

(b)
Primarily represents original issue discount amortization expense associated with the 2008 bond exchange, including accelerated amortization of $0 million and $50 million for the three months and nine months ended September 30, 2011, respectively, that was reported as a loss on extinguishment of debt in the Condensed Consolidated Statement of Comprehensive Income.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table presents selected balance sheet and ratio data.

	At and for the three months ended September 30,		At and for the nine months ended September 30,
($ in millions)	2012	2011	2012	2011
Selected period-end balance sheet data:
Total assets	$182,482	$181,956	$182,482	$181,956
Long-term debt	$93,028	$90,546	$93,028	$90,546
Preferred stock/interests	$6,940	$6,940	$6,940	$6,940
Total equity	$18,765	$19,732	$18,765	$19,732
Financial ratios
Efficiency ratio (a)	65.03%	104.82%	94.60%	91.15%
Core efficiency ratio (a)	62.27%	87.81%	89.84%	77.00%
Return on assets
Net income (loss) from continuing operations	0.85%	(0.43)%	(0.13)%	0.06%
Net income (loss)	0.84%	(0.45)%	(0.15)%	0.04%
Core pretax income	1.22%	0.25%	0.20%	0.75%
Return on equity
Net income (loss) from continuing operations	8.38%	(3.94)%	(1.21)%	0.51%
Net income (loss)	8.25%	(4.15)%	(1.43)%	0.32%
Core pretax income	12.01%	2.35%	1.97%	6.61%
Equity to assets	10.15%	10.79%	10.32%	11.37%
Net interest spread (b)	1.46%	1.04%	1.42%	1.09%
Net interest spread excluding original issue discount (b)	1.71%	1.73%	1.73%	1.91%
Net yield on interest-earning assets (c)	1.88%	1.50%	1.82%	1.60%
Net yield on interest-earning assets excluding original issue discount (c)	2.06%	2.06%	2.05%	2.27%
Regulatory capital ratios
Tier 1 capital (to risk-weighted assets) (d)	13.64%	14.34%	13.64%	14.34%
Total risk-based capital (to risk-weighted assets) (e)	14.63%	15.50%	14.63%	15.50%
Tier 1 leverage (to adjusted quarterly average assets) (f)	11.29%	11.61%	11.29%	11.61%
Total equity	$18,765	$19,732	$18,765	$19,732
Goodwill and certain other intangibles	(497)	(507)	(497)	(507)
Unrealized gains and other adjustments	(308)	(292)	(308)	(292)
Trust preferred securities	2,543	2,542	2,543	2,542
Tier 1 capital (d)	20,503	21,475	20,503	21,475
Preferred equity	(6,940)	(6,940)	(6,940)	(6,940)
Trust preferred securities	(2,543)	(2,542)	(2,543)	(2,542)
Tier 1 common capital (non-GAAP) (g)	$11,020	$11,993	$11,020	$11,993
Risk-weighted assets (h)	$150,295	$149,713	$150,295	$149,713
Tier 1 common (to risk-weighted assets) (g)	7.33%	8.01%	7.33%	8.01%

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
Primary Lines of Business
Our primary lines of business are Global Automotive Services and Mortgage operations. The following table summarizes the operating results excluding discontinued operations of each line of business for the three months and nine months ended September 30, 2012 and 2011. Operating results for each of the lines of business are more fully described in the MD&A sections that follow.

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2012	2011	Favorable/ (unfavorable) % change	2012	2011	Favorable/ (unfavorable) % change
Total net revenue (loss)
Global Automotive Services
North American Automotive Finance operations	$931	$881	6	$2,736	$2,800	(2)
International Automotive Finance operations	219	228	(4)	679	680	—
Insurance operations	365	447	(18)	1,264	1,415	(11)
Mortgage operations	499	(24)	n/m	1,504	780	93
Corporate and Other	(301)	(371)	19	(904)	(1,187)	24
Total	$1,713	$1,161	48	$5,279	$4,488	18
Income (loss) from continuing operations before income tax expense
Global Automotive Services
North American Automotive Finance operations	$510	$551	(7)	$1,583	$1,628	(3)
International Automotive Finance operations	69	89	(22)	186	189	(2)
Insurance operations	33	111	(70)	200	314	(36)
Mortgage operations	354	(409)	187	569	(491)	n/m
Corporate and Other	(483)	(448)	(8)	(2,538)	(1,456)	(74)
Total	$483	$(106)	n/m	$—	$184	(100)
n/m = not meaningful

•
Our Global Automotive Services operations offer a wide range of financial services and products to retail automotive consumers and automotive dealerships. Our Global Automotive Services consist of three separate reportable segments — North American Automotive Finance operations, International Automotive Finance operations, and Insurance operations. On May 14, 2012, we announced that we have determined to explore strategic alternatives for all of our international operations. These international operations include automotive finance, insurance, and banking and deposit operations that operate within our North American Automotive Finance operations, International Automotive Finance operations, and Insurance operations operating segments. Since then, we have marketed and have received interest from a number of potential purchasers. As part of this initiative, on October 18, 2012 we announced that we reached an agreement to sell our Mexican insurance business, ABA Seguros, to the ACE Group. Further, on October 23, 2012, we announced that we reached an agreement to sell our Canadian auto finance operation, Ally Credit Canada Limited, and ResMor Trust to Royal Bank of Canada. Refer to Note 26 to the Condensed Consolidated Financial Statements for further information. We expect to continue to explore strategic alternatives for our remaining international operations. However, we can provide no assurances that we will enter into strategic transactions with respect to all or any portion of the balance of our international operations.

Our North American Automotive Finance operations include the automotive activities of Ally Bank and ResMor Trust. Our automotive finance services include acquiring or providing retail installment sales contracts, loans, and leases, offering term loans

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

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
Our International Automotive Finance operations primarily consist of entities that are under strategic review and non-core business activities including portfolios in run-off. These operations exist in Asia, Latin America and Europe.
On June 27, 2012, we announced that Mitsubishi Motors North America, Inc. has selected Ally as a preferred provider of leasing and financing.
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

•
Our remaining Mortgage operations are conducted through the mortgage operations of Ally Bank. Ally Bank holds and originates its held-for-investment mortgage loan portfolio (jumbo and prime conforming loans). In July 2012, Ally Bank decided to exit the warehouse lending business; and accordingly, is not taking on new warehouse lending clients. Ally Bank expects an orderly wind-down of these existing activities to conclude by the end of the year.

On October 26, 2012, Ally Bank announced that it has begun to explore strategic alternatives for its agency mortgage servicing rights (MSR) portfolio and its business lending operations. Refer to Note 1 to the Condensed Consolidated Financial Statements for more information regarding the announcement.
On May 14, 2012, Residential Capital, LLC (ResCap) and certain of its wholly owned direct and indirect subsidiaries (collectively, the Debtors) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. In connection with the filings, Ally Financial Inc. and its direct and indirect subsidiaries and affiliates (excluding the Debtors and their direct and indirect subsidiaries) reached an agreement with the Debtors and certain creditor constituencies on a prearranged Chapter 11 plan, at which point we deconsolidated ResCap. Refer to Note 1 to the Condensed Consolidated Financial Statements for more information regarding the Bankruptcy.

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

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Consolidated Results of Operations
The following table summarizes our consolidated operating results excluding discontinued operations for the periods shown.

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2012	2011	Favorable/ (unfavorable) % change	2012	2011	Favorable/ (unfavorable) % change
Net financing revenue
Total financing revenue and other interest income	$2,407	$2,416	—	$7,219	$7,377	(2)
Interest expense	1,272	1,533	17	4,022	4,786	16
Depreciation expense on operating lease assets	358	276	(30)	969	722	(34)
Net financing revenue	777	607	28	2,228	1,869	19
Other revenue
Net servicing income (loss)	225	(136)	n/m	687	370	86
Insurance premiums and service revenue earned	364	390	(7)	1,098	1,188	(8)
Gain on mortgage and automotive loans, net	141	95	48	401	301	33
Loss on extinguishment of debt	—	—	—	—	(64)	100
Other (loss) gain on investments, net	(19)	75	(125)	137	251	(45)
Other income, net of losses	225	130	73	728	573	27
Total other revenue	936	554	69	3,051	2,619	16
Total net revenue	1,713	1,161	48	5,279	4,488	18
Provision for loan losses	116	50	(132)	285	213	(34)
Noninterest expense
Compensation and benefits expense	344	293	(17)	1,208	1,132	(7)
Insurance losses and loss adjustment expenses	151	170	11	518	567	9
Other operating expenses	619	754	18	3,268	2,392	(37)
Total noninterest expense	1,114	1,217	8	4,994	4,091	(22)
Income from continuing operations before income tax expense	483	(106)	n/m	—	184	(100)
Income tax expense from continuing operations	93	93	—	172	106	(62)
Net income (loss) from continuing operations	$390	$(199)	n/m	$(172)	$78	n/m
n/m = not meaningful
We earned net income from continuing operations of $390 million for the three months ended September 30, 2012, compared to a net loss from continuing operations of $199 million for the three months ended September 30, 2011, and a net loss from continuing operations of $172 million for the nine months ended September 30, 2012, compared to net income from continuing operations of $78 million for the nine months ended September 30, 2011. Net income from continuing operations for the three months ended September 30, 2012, was favorably impacted by our Mortgage Operations, primarily as a result of a more favorable servicing asset valuation, net of hedge, compared to the same period in 2011, higher fee income and net origination revenue related to increased consumer mortgage-lending production associated with government-sponsored refinancing programs, and higher net gains on the sale of mortgage loans. The increases were partially offset by lower gains on the sale of automotive loans and lower investment income due to impairment related to certain investment securities that we do not plan on holding to recovery. Net income from continuing operations for the nine months ended September 30, 2012, continue to be unfavorably impacted by a $1.2 billion charge related to the Debtors' Chapter 11 filing. Refer to Note 1 to the Condensed Consolidated Financial Statements for additional information related to ResCap. This charge was partially offset by lower original issue discount (OID) amortization expense related to bond maturities and normal monthly amortization and an increase in consumer automotive financing revenue related to strong loan origination volume.
Total financing revenue and other interest income decreased $9 million and $158 million for the three months and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. The decreases resulted primarily from the deconsolidation of ResCap effective May 14, 2012, which primarily impacted our Mortgage operations, as well as a lower average yield mix as higher rate Ally Bank mortgage loans run off. These declines were partially offset by an increase in consumer financing revenue at our North American Automotive operations driven primarily by an increase in consumer asset levels as a result of increased used vehicle automotive financing and higher automotive industry sales, as well as limited use of whole-loan sales as a funding source in recent periods. Additionally, we continue to prudently expand our nonprime origination volume.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Interest expense decreased 17% and 16% for the three months and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. OID amortization expense decreased $149 million and $493 million for the three months and nine months ended September 30, 2012, respectively, compared to the same periods in 2011, due to bond maturities and normal monthly amortization. Additionally, interest expense decreased at our Mortgage operations due to the deconsolidation of ResCap and lower funding costs.
Depreciation expense on operating lease assets increased 30% and 34% for the three months and nine months ended September 30, 2012, respectively, compared to the same periods in 2011, primarily due to higher leasing volume and lower lease remarketing gains as a result of lower lease termination volume.
Net servicing income was $225 million and $687 million for the three months and nine months ended September 30, 2012, respectively, compared to a net servicing loss of $136 million and net servicing income of $370 million for the same periods in 2011. The increases were primarily due to strong performance of the derivative servicing hedge as compared to a less favorable hedge performance in 2011. These increases in 2012 were partially offset by lower servicing fees due to the deconsolidation of ResCap.
Insurance premiums and service revenue earned decreased 7% and 8% for the three months and nine months ended September 30, 2012, respectively, compared to the same periods in 2011, primarily due to declining U.S. vehicle service contracts written between 2007 and 2009.
Gain on mortgage and automotive loans increased 48% and 33% for the three months and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. The increases were primarily due to higher consumer mortgage lending-production and margins associated with government-sponsored refinancing programs, higher margins on warehouse and correspondent lending due to decreased competition and more selective originations from these channels, and improved gains on specified pooled loans.
Loss on extinguishment of debt decreased $64 million for the nine months ended September 30, 2012, compared to the same period in 2011. The activity in 2011 included $50 million of accelerated amortization of original issue discount related to the extinguishment of certain Ally debt for the nine months ended September 30, 2011.
Other (loss) gain on investments, net, decreased 125% and 45% for the three months and nine months ended September 30, 2012, respectively, compared to the same periods in 2011, primarily due to the recognition of other than temporary impairment on certain equity securities and lower realized investment gains.
Other income, net of losses, increased 73% and 27% for the three months and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. The increases were primarily due to higher fee income and net origination revenue related to increased consumer mortgage-lending production associated with government-sponsored refinancing programs and a decrease in fair value option election valuation losses related to the deconsolidation of ResCap, partially offset by lower remarketing fee income from our North American Automotive Finance operations driven by lower remarketing volumes through our proprietary SmartAuction platform.
The provision for loan losses was $116 million and $285 million for the three months and nine months ended September 30, 2012, respectively, compared to $50 million and $213 million for the same periods in 2011. The increase for the three months and nine months ended September 30, 2012, was driven primarily by higher receivables in the consumer and commercial automotive portfolios.
Compensation and benefits expense increased 17% and 7% for the three months and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. The increases were primarily related to a decrease in incentive compensation in 2011 that did not recur in 2012, coupled with certain increases in incentive compensation in the current period. Additionally, the nine months ended September 30, 2012 expense increased due to a revaluation adjustment of our share-based compensation awards.
Insurance losses and loss adjustment expenses decreased 11% and 9% for the three months and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. The decreases were driven primarily by lower weather-related losses in the United States on our dealer inventory insurance products and lower non-weather related losses from our international businesses.
Other operating expenses decreased 18% and increased 37% for the three months and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. The decrease for the three months ended September 30, 2012, was primarily driven by lower representation and warranty expense and compensation and benefits expense resulting from the deconsolidation of ResCap. The increase for the nine months ended September 30, 2012, was primarily due to a $1.2 billion charge related to the Debtors' Chapter 11 filing, regulatory penalties imposed in foreclosure-related matters of $90 million during the second quarter of 2012, and higher professional services expense, partially offset by lower mortgage representation and warranty expense related to the deconsolidation of ResCap and lower state and local non-income taxes.
Income tax expense from continuing operations was $93 million and $172 million for the three months and nine months ended September 30, 2012, respectively, compared to income tax expense of $93 million and $106 million for the same periods in 2011. The increase in income tax expense for the nine months ended September 30, 2012, compared to the same period in 2011, was due to a non-recurring 2011 benefit of $101 million stemming from the reversal of the valuation allowance on net deferred tax assets in one of our Canadian subsidiaries.
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

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

profitable subsidiaries are required to file separately from other loss companies in the group or where the use of prior losses is restricted.
In October 2012, we entered into an agreement under which our defined benefit pension plan (the Pension Plan), primarily covering former employees of certain discontinued or non-core businesses of our Mortgage and Insurance operations, purchased a group annuity contract from a third-party insurance company that requires the insurance company to pay and administer all future annuity payments to the current retiree population of the Pension Plan (retired as of September 1, 2012) beginning on January 1, 2013. Additionally, during the fourth quarter the Pension Plan is commencing a program to offer voluntary lump-sum distributions to terminated employees with vested benefits in the Pension Plan. We expect that all lump-sum distributions from the Pension Plan will be completed by December 31, 2012. In connection with these combined actions we expect to record a settlement loss of approximately $90 million to $120 million during the fourth quarter of 2012. Refer to Note 26 to the Condensed Consolidated Financial Statements for more information.

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

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2012	2011	Favorable/ (unfavorable) % change	2012	2011	Favorable/ (unfavorable) % change
Net financing revenue
Consumer	$825	$718	15	$2,398	$2,092	15
Commercial	317	346	(8)	969	1,001	(3)
Loans held-for-sale	4	—	n/m	15	—	n/m
Operating leases	633	527	20	1,743	1,772	(2)
Other interest income	14	29	(52)	49	75	(35)
Total financing revenue and other interest income	1,793	1,620	11	5,174	4,940	5
Interest expense	582	590	1	1,745	1,776	2
Depreciation expense on operating lease assets	355	275	(29)	961	713	(35)
Net financing revenue	856	755	13	2,468	2,451	1
Other revenue
Servicing fees	26	39	(33)	86	126	(32)
Gain on automotive loans, net	2	33	(94)	41	48	(15)
Other income	47	54	(13)	141	175	(19)
Total other revenue	75	126	(40)	268	349	(23)
Total net revenue	931	881	6	2,736	2,800	(2)
Provision for loan losses	102	25	n/m	196	126	(56)
Noninterest expense
Compensation and benefits expense	112	92	(22)	339	319	(6)
Other operating expenses	207	213	3	618	727	15
Total noninterest expense	319	305	(5)	957	1,046	9
Income before income tax expense	$510	$551	(7)	$1,583	$1,628	(3)
Total assets	$106,909	$90,532	18	$106,909	$90,532	18
Operating data
Retail originations	$7,992	$9,411	(15)	$26,536	$27,745	(4)
Lease originations	2,584	1,691	53	6,256	5,980	5
n/m = not meaningful
Our North American Automotive Finance operations earned income before income tax expense of $510 million and $1.6 billion for the three months and nine months ended September 30, 2012, respectively, compared to $551 million and $1.6 billion for the three months and nine months ended September 30, 2011, respectively. The decrease for the three months ended September 30, 2012 was primarily due to higher provision for loan losses, lower gains on the sale of automotive loans, and lower operating lease remarketing gains primarily due to lower lease terminations. These decreases were partially offset by higher consumer and lease revenue driven by growth in our retail

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

automotive loan and lease portfolios. The decrease for the nine months ended September 30, 2012 was primarily due to higher provision for loan losses, lower operating lease remarketing gains primarily due to lower remarketing volume, lower servicing fees, and lower lease remarketing income. These decreases were partially offset by higher consumer revenue as a result of growth in the consumer portfolio due to increased automotive sales, and lower operating expenses.
Consumer financing revenue increased 15% for both the three months and nine months ended September 30, 2012, compared to the same periods in 2011. The increases were due to an increase in consumer asset levels as a result of strong used vehicle automotive financing volumes and higher automotive industry sales, as well as limited use of whole-loan sales as a funding source in recent periods. Additionally, we continue to prudently expand our nonprime origination volume. The increase in consumer revenue from volume was partially offset by lower yields as a result of the competitive market environment for automotive financing.
Commercial financing revenue decreased 8% and 3% for the three months and nine months ended September 30, 2012, respectively, compared to the same periods in 2011, primarily due to lower yields as a result of competitive markets for automotive commercial financing, partially offset by higher commercial loan balances due to growth in our wholesale dealer floor plan and dealer loan portfolios.
Operating lease revenue increased 20% and decreased 2% for the three months and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. The increase for the three months ended September 30, 2012 was primarily due to increased leasing volume.
Depreciation expense on operating lease assets increased 29% and 35% for the three months and nine months ended September 30, 2012, respectively, compared to the same periods in 2011, primarily due to higher leasing volume and lower lease remarketing gains as a result of lower lease termination volume.
Servicing fee income decreased 33% and 32% for the three months and nine months ended September 30, 2012, respectively, compared to the same periods in 2011, primarily due to lower levels of off-balance sheet serviced retail automotive loans.
Gains on the sale of automotive loans decreased $31 million and $7 million for the three months and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. The decreases were driven by the sale of approximately $0.5 billion and $2.5 billion of retail automotive loans during the three months and nine months ended September 30, 2012, respectively, compared to approximately $1.5 billion and $2.8 billion for the same periods in 2011. While we continue to opportunistically utilize whole-loan and full securitization sales as a source of funding, we have primarily focused on securitization and deposit-based funding sources.
Other income decreased 13% and 19% for the three months and nine months ended September 30, 2012, respectively, compared to the same periods in 2011, primarily due to lower remarketing fee income driven by lower remarketing volumes through our proprietary SmartAuction platform.
The provision for loan losses was $102 million and $196 million for the three months and nine months ended September 30, 2012, respectively, compared to $25 million and $126 million for the same periods in 2011. The increases for the three months and nine months ended September 30, 2012, were primarily due to continued growth in the consumer and commercial portfolios.
Other operating expenses decreased 3% and 15% for the three months and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. The decreases were primarily driven by favorable state and local tax expense, lower expense related to automotive manufacturer exclusivity arrangements, and lower costs associated with reduced lease termination volumes, including lower vehicle remarketing expenses.

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

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2012	2011	Favorable/ (unfavorable) % change	2012	2011	Favorable/ (unfavorable) % change
Net financing revenue
Consumer	$293	$301	(3)	$895	$902	(1)
Commercial	77	111	(31)	260	326	(20)
Operating leases	6	3	100	15	11	36
Other interest income	20	23	(13)	52	72	(28)
Total financing revenue and other interest income	396	438	(10)	1,222	1,311	(7)
Interest expense	227	270	16	713	797	11
Depreciation expense on operating lease assets	3	1	n/m	8	9	11
Net financing revenue	166	167	(1)	501	505	(1)
Other revenue
Other income	53	61	(13)	178	175	2
Total other revenue	53	61	(13)	178	175	2
Total net revenue	219	228	(4)	679	680	—
Provision for loan losses	13	(2)	n/m	75	42	(79)
Noninterest expense
Compensation and benefits expense	42	44	5	129	132	2
Other operating expenses	95	97	2	289	317	9
Total noninterest expense	137	141	3	418	449	7
Income from continuing operations before income tax expense	$69	$89	(22)	$186	$189	(2)
Total assets	$16,211	$15,314	6	$16,211	$15,314	6
Operating data
Consumer originations (a) (b)	$2,215	$2,638	(16)	$6,815	$6,803	—

(a)	Represents consumer originations for continuing operations only.

(b)
Includes vehicles financed through our joint venture GMAC-SAIC, which is recorded as other income. We own 40% of GMAC-SAIC alongside Shanghai Automotive Group Finance Company LTD and Shanghai General Motors Corporation LTD.

Our International Automotive Finance operations earned income from continuing operations before income tax expense of $69 million and $186 million for the three months and nine months ended September 30, 2012, respectively, compared to $89 million and $189 million for the three months and nine months ended September 30, 2011, respectively. The decreases were primarily due to higher provision for loan losses resulting from less favorable credit performance and unfavorable movements in foreign-currency exchange rates, partially offset by higher earning asset levels.
Total financing revenue and other interest income decreased $42 million and $89 million for the three months and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. The decreases were primarily due to unfavorable movements in foreign-currency exchange rates, which were partially offset by stronger consumer originations, primarily in Brazil.
Interest expense decreased $43 million and $84 million for the three months and nine months ended September 30, 2012, respectively, compared to the same periods in 2011, primarily due to movements in foreign-currency exchange rates.
Other income decreased 13% for the three months ended September 30, 2012, compared to the same period in 2011, primarily due to a reduction in income on restricted cash in our Latin American operations.
The provision for loan losses increased $15 million and $33 million for the three months and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. The increase is related to favorable one-time reserve benefits in 2011, and economic

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

stresses within certain areas of Latin America in 2012.
Other operating expenses decreased 2% and 9% for the three months and nine months ended September 30, 2012, respectively, compared to the same periods in 2011, primarily due to movements in foreign-currency exchange rates.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Automotive Financing Volume
Consumer Automotive Financing Volume
The following tables summarize our new and used vehicle consumer financing volume and our share of consumer sales.

	Ally consumer automotive financing volume		% Share of consumer sales
Three months ended September 30, (units in thousands)	2012	2011	2012	2011
GM new vehicles
North America	165	172	30	33
International (excluding China) (a)	87	98	26	30
China (b)	43	37	13	12
Total GM new units financed	295	307
Chrysler new vehicles
North America	85	104	23	32
International (excluding China)	—	—
Total Chrysler new units financed	85	104
Other non-GM / Chrysler new vehicles
North America	21	17
International (excluding China)	1	1
China (b)	33	26
Total other non-GM / Chrysler new units financed	55	44
Used vehicles
North America	117	119
International (excluding China)	12	11
China (b)	1	—
Total used units financed	130	130
Total consumer automotive financing volume	565	585

(a)	Excludes financing volume and GM consumer sales of discontinued operations, as well as GM consumer sales for other countries in which GM operates and in which we have no financing volume.

(b)	Represents vehicles financed through our joint venture GMAC-SAIC. We own 40% of GMAC-SAIC alongside Shanghai Automotive Group Finance Company LTD and Shanghai General Motors Corporation LTD.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

	Ally consumer automotive financing volume		% Share of consumer sales
Nine months ended September 30, (units in thousands)	2012	2011	2012	2011
GM new vehicles
North America	502	621	32	40
International (excluding China) (a)	286	257	29	27
China (b)	101	92	11	11
Total GM new units financed	889	970
Chrysler new vehicles
North America	263	257	25	30
International (excluding China)	—	1
Total Chrysler new units financed	263	258
Other non-GM / Chrysler new vehicles
North America	66	52
International (excluding China)	3	2
China (b)	80	72
Total other non-GM / Chrysler new units financed	149	126
Used vehicles
North America	388	357
International (excluding China)	33	30
China (b)	1	—
Total used units financed	422	387
Total consumer automotive financing volume	1,723	1,741

(a)	Excludes financing volume and GM consumer sales of discontinued operations, as well as GM consumer sales for other countries in which GM operates and in which we have no financing volume.

(b)	Represents vehicles financed through our joint venture GMAC-SAIC. We own 40% of GMAC-SAIC alongside Shanghai Automotive Group Finance Company LTD and Shanghai General Motors Corporation LTD.
Consumer automotive financing decreased during the three months and nine months ended September 30, 2012, compared to the same periods in 2011, primarily due to lower retail penetration at both GM and Chrysler in North America. The decreases were partially offset by higher GM International retail penetration during the nine months ended September 30, 2012. Additionally, increased non-GM/Chrysler and used volume during the nine months ended September 30, 2012, was the result of our continued strategic focus in these markets. The decrease in North American GM and Chrysler penetration was primarily due to increased competition as a result of improved economics of automotive financing products. The increases and favorable penetration levels in our International operations were primarily due to aggressive manufacturer marketing incentive programs coupled with existing Ally campaigns.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Manufacturer Marketing Incentives
The following table presents the percentage of retail and lease contracts acquired by us that included rate support from GM.

Nine months ended September 30,	2012	2011
GM subvented volume in North America
As % of GM North American new retail and lease volume acquired by Ally	65%	51%
As % of total North American new and used retail and lease volume acquired by Ally	27%	25%
GM subvented International (excluding China) volume (a)
As % of GM International new retail and lease volume acquired by Ally	70%	67%
As % of total International new and used retail and lease volume acquired by Ally	62%	60%
GM subvented volume in China (b)
As % of GM China new retail and lease volume acquired by Ally	3%	10%
As % of total China new and used retail and lease volume acquired by Ally	2%	6%

(a)	Represents subvention for continuing operations only.

(b)	Represents vehicles financed through our joint venture GMAC-SAIC. We own 40% of GMAC-SAIC alongside Shanghai Automotive Group Finance Company LTD and Shanghai General Motors Corporation LTD.
The following table presents the percentage of Chrysler subvented retail and lease volume acquired by Ally.

Nine months ended September 30,	2012	2011
Chrysler subvented volume in North America
As % of Chrysler North American new retail and lease volume acquired by Ally	51%	53%
As % of total North American new and used retail and lease volume acquired by Ally	11%	11%
During the nine months ended September 30, 2012, North American retail contracts acquired that included rate subvention from GM and Chrysler increased as a percentage of total new retail contracts acquired as compared to the same period in 2011 due to a change in the mix of manufacturer marketing incentives, with a shift to rate-based programs. International (excluding China) retail contracts acquired that included rate subvention increased as a result of aggressive GM campaigns in various international markets. Chinese retail contracts acquired that included rate subvention decreased as a result of GM providing less subvention to consumers, instead relying on dealers to do so.
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

	Average balance		% Share of dealer inventory
Three months ended September 30, ($ in millions)	2012	2011	2012	2011
GM new vehicles
North America (a)	$16,992	$15,725	70	76
International (excluding China) (b) (c)	3,615	3,960	94	92
China (b) (d)	1,988	1,513	81	81
Total GM new vehicles financed	22,595	21,198
Chrysler new vehicles
North America (a)	7,633	7,735	55	64
International (excluding China)	15	24
Total Chrysler new vehicles financed	7,648	7,759
Other non-GM / Chrysler new vehicles
North America	2,439	1,920
International (excluding China)	57	121
China (d)	8	—
Total other non-GM / Chrysler new vehicles financed	2,504	2,041
Used vehicles
North America	3,146	3,194
International (excluding China)	185	164
Total used vehicles financed	3,331	3,358
Total commercial wholesale finance receivables	$36,078	$34,356

(a)	Share of dealer inventory based on a 4 month average of dealer inventory (excludes in-transit units).

(b)	Share of dealer inventory based on wholesale financing share of GM shipments.

(c)
Excludes commercial wholesale finance receivables and dealer inventory of discontinued and wind-down operations as well as dealer inventory for other countries in which GM operates and we had no commercial wholesale finance receivables.

(d)	Represents vehicles financed through our joint venture GMAC-SAIC. We own 40% of GMAC-SAIC alongside Shanghai Automotive Group Finance Company LTD and Shanghai General Motors Corporation LTD.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

	Average balance		% Share of dealer inventory
Nine months ended September 30, ($ in millions)	2012	2011	2012	2011
GM new vehicles
North America (a)	$16,820	$15,777	71	80
International (excluding China) (b) (c)	3,931	3,939	94	93
China (b) (d)	1,731	1,235	81	81
Total GM new vehicles financed	22,482	20,951
Chrysler new vehicles
North America (a)	7,727	7,623	58	66
International (excluding China)	19	23
Total Chrysler new vehicles financed	7,746	7,646
Other non-GM / Chrysler new vehicles
North America	2,417	2,070
International (excluding China)	63	132
China (d)	7	—
Total other non-GM / Chrysler new vehicles financed	2,487	2,202
Used vehicles
North America	3,194	3,141
International (excluding China)	179	157
Total used vehicles financed	3,373	3,298
Total commercial wholesale finance receivables	$36,088	$34,097

(a)	Share of dealer inventory based on a 10 month average of dealer inventory (excludes in-transit units).

(b)	Share of dealer inventory based on wholesale financing share of GM shipments.

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
Commercial wholesale financing average volume increased for the three months and nine months ended September 30, 2012, compared to the same periods in 2011, primarily due to growing dealer inventories required to support increasing global automobile sales. GM and Chrysler wholesale penetration in North America decreased for the three months and nine months ended September 30, 2012, compared to the same periods in 2011, due to increased competition in the wholesale marketplace.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Insurance Operations
Results of Operations
The following table summarizes the operating results of our Insurance operations excluding discontinued operations for the periods shown. The amounts presented are before the elimination of balances and transactions with our other reportable segments.

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2012	2011	Favorable/ (unfavorable) % change	2012	2011	Favorable/ (unfavorable) % change
Insurance premiums and other income
Insurance premiums and service revenue earned	$364	$387	(6)	$1,094	$1,175	(7)
Investment (loss) income	(12)	44	(127)	117	193	(39)
Other income	13	16	(19)	53	47	13
Total insurance premiums and other income	365	447	(18)	1,264	1,415	(11)
Expense
Insurance losses and loss adjustment expenses	151	162	7	511	540	5
Acquisition and underwriting expense
Compensation and benefits expense	23	19	(21)	72	70	(3)
Insurance commissions expense	111	120	8	338	365	7
Other expenses	47	35	(34)	143	126	(13)
Total acquisition and underwriting expense	181	174	(4)	553	561	1
Total expense	332	336	1	1,064	1,101	3
Income from continuing operations before income tax expense	$33	$111	(70)	$200	$314	(36)
Total assets	$8,461	$8,215	3	$8,461	$8,215	3
Insurance premiums and service revenue written	$377	$380	(1)	$1,136	$1,151	(1)
Combined ratio (a)	89.3%	84.0%		94.1%	91.1%

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

Our Insurance operations earned income from continuing operations before income tax expense of $33 million and $200 million for the three months and nine months ended September 30, 2012, respectively, compared to $111 million and $314 million for the three months and nine months ended September 30, 2011, respectively. The decreases were primarily attributable to lower insurance premiums and service revenue earned from our U.S. vehicle service contracts and lower investment income primarily as a result of the recognition of other than temporary impairment of $56 million.
Insurance premiums and service revenue earned decreased 6% and 7% for the three months and nine months ended September 30, 2012, respectively, compared to the same periods in 2011, primarily due to declining U.S. vehicle service contracts written between 2007 and 2009.
Investment income decreased $56 million and $76 million for the three months and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. The decreases were primarily due to the recognition of other than temporary impairment of $56 million on certain equity securities and lower realized investment gains.
Other income totaled $13 million and $53 million for the three months and nine months ended September 30, 2012, respectively, compared to $16 million and $47 million for the three months and nine months ended September 30, 2011, respectively. The increase for the nine months ended September 30, 2012, was primarily due to a gain of $8 million on the sale of our Canadian personal lines business during the second quarter of 2012.
Insurance losses and loss adjustment expenses totaled $151 million and $511 million for the three months and nine months ended September 30, 2012, respectively, compared to $162 million and $540 million for the three months and nine months ended September 30, 2011, respectively. The decreases were driven primarily by lower weather-related losses in the United States on our dealer inventory insurance products and lower non-weather related losses from our international businesses.
Acquisition and underwriting expense increased 4% for the three months ended September 30, 2012, and decreased 1% for the nine months ended September 30, 2012, compared to the same periods in 2011. The increase for the three months ended September 30, 2012 was primarily due to a favorable foreign exchange impact in 2011 that did not recur in 2012. The decrease for the nine months ended September

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

30, 2012 was primarily a result of lower commission expense in our U.S. dealership-related products matching our decrease in earned premiums, primarily offset by a favorable foreign exchange impact in 2011 that did not recur in 2012, and increased technology expense.
The following table shows premium and service revenue written by insurance product.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2012	2011	2012	2011
Vehicle service contracts
New retail	$106	$101	$309	$284
Used retail	131	130	398	396
Reinsurance	(31)	(24)	(93)	(73)
Total vehicle service contracts	206	207	614	607
Wholesale	41	32	92	84
Other finance and insurance (a)	38	41	112	112
North American operations	285	280	818	803
International operations	92	100	318	348
Total	$377	$380	$1,136	$1,151

(a)	Other finance and insurance includes Guaranteed Automobile Protection (GAP) coverage, excess wear and tear, and other ancillary products.
Insurance premiums and service revenue written was $377 million and $1.1 billion for the three months and nine months ended September 30, 2012, respectively, compared to $380 million and $1.2 billion for the same periods in 2011. Insurance premiums and service revenue written decreased slightly due to lower volume in our international business partially offset by higher written premiums in our U.S. vehicle service contract products. Vehicle service contract revenue is earned over the life of the service contract on a basis proportionate to the anticipated cost pattern. Accordingly, the majority of earnings from vehicle service contracts written during the three months and nine months ended September 30, 2012, will be recognized as income in future periods.
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
The following table summarizes the composition of our Insurance operations cash and investment portfolio at fair value.

($ in millions)	September 30, 2012	December 31, 2011
Cash
Noninterest-bearing cash	$161	$211
Interest-bearing cash	1,139	629
Total cash	1,300	840
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	483	496
Foreign government	721	678
Mortgage-backed	686	590
Asset-backed	8	95
Corporate debt	1,405	1,491
Other debt	1	23
Total debt securities	3,304	3,373
Equity securities	1,066	1,054
Total available-for-sale securities	4,370	4,427
Total cash and securities	$5,670	$5,267

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

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2012	2011	Favorable/ (unfavorable) % change	2012	2011	Favorable/ (unfavorable) % change
Net financing revenue
Total financing revenue and other interest income	$158	$289	(45)	$598	$879	(32)
Interest expense	105	214	51	455	675	33
Net financing revenue	53	75	(29)	143	204	(30)
Servicing fees	65	296	(78)	531	907	(41)
Servicing asset valuation and hedge activities, net	134	(471)	128	70	(663)	111
Total servicing income, net	199	(175)	n/m	601	244	146
Gain on mortgage loans, net	139	57	144	398	244	63
Other income, net of losses	108	19	n/m	362	88	n/m
Total other revenue (loss)	446	(99)	n/m	1,361	576	136
Total net revenue (loss)	499	(24)	n/m	1,504	780	93
Provision for loan losses	6	31	81	54	115	53
Noninterest expense
Compensation and benefits expense	24	87	72	223	288	23
Representation and warranty expense	30	70	57	67	280	76
Other operating expenses	85	197	57	591	588	(1)
Total noninterest expense	139	354	61	881	1,156	24
Income (loss) from continuing operations before income tax expense	$354	$(409)	187	$569	$(491)	n/m
Total assets	$17,004	$35,502	(52)	$17,004	$35,502	(52)
n/m = not meaningful
Our Mortgage operations earned income from continuing operations before income tax expense of $354 million and $569 million for the three months and nine months ended September 30, 2012, respectively, compared to losses from continuing operations before income tax expense of $409 million and $491 million for the three months and nine months ended September 30, 2011, respectively. During 2011, we experienced an unfavorable servicing asset valuation, net of hedge that did not recur in 2012. Additionally, during 2012, we earned higher fee income and net origination revenue related to increased consumer mortgage-lending production associated with government-sponsored refinancing programs and higher net gains on the sale of mortgage loans. Additionally, we incurred lower representation and warranty expense and operating expenses resulting from the deconsolidation of ResCap during the second quarter of 2012. Refer to Note 1 to the Condensed Consolidated Financial Statements for further information regarding ResCap.
Net financing revenue was $53 million and $143 million for the three months and nine months ended September 30, 2012, respectively, compared to $75 million and $204 million for the same periods in 2011. The decreases in net financing revenue were primarily due to the deconsolidation of ResCap during the second quarter of 2012. Additionally, total financing revenue and other interest income decreased during both periods due to lower average yield mix as higher rate Ally Bank mortgage loans run off. Partially offsetting the decreases was lower interest expense related to lower funding costs.
Total servicing income, net was $199 million and $601 million for the three months and nine months ended September 30, 2012, respectively, compared to $(175) million and $244 million for the same periods in 2011. The increases were primarily due to strong performance of the derivative servicing hedge as compared to a less favorable hedge performance in 2011. The increases were partially offset by lower servicing fees due to the deconsolidation of ResCap.
The net gain on mortgage loans increased 144% and 63% for the three months and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. The increases were primarily due to higher consumer mortgage lending-production and margins associated with government-sponsored refinancing programs, higher margins on warehouse and correspondent lending due to decreased competition and more selective originations from these channels, and improved gains on specified pooled loans.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Other income, net of losses, was $108 million and $362 million for the three months and nine months ended September 30, 2012, respectively, compared to $19 million and $88 million for the same periods in 2011. The increases were primarily due to higher fee income and net origination revenue related to increased consumer mortgage lending-production associated with government-sponsored refinancing programs and a decrease in fair value option election valuation losses resulting from the deconsolidation of ResCap.
The provision for loan losses was $6 million and $54 million for the three months and nine months ended September 30, 2012, respectively, compared to $31 million and $115 million for the same periods in 2011. The decreases for the three months and nine months ended September 30, 2012, were primarily due to lower net charge-offs in 2012 due to the continued runoff of legacy mortgage assets and improvements in home prices.
Total noninterest expense decreased 61% and 24% for the three months and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. The decreases were primarily driven by lower representation and warranty expense and compensation and benefits expense resulting from the deconsolidation of ResCap. The decrease for the nine months ended September 30, 2012 was partially offset by regulatory penalties imposed in foreclosure-related matters of $90 million during the three months ended June 30, 2012.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Mortgage Loan Production and Servicing
Mortgage loan production was $8.2 billion and $22.7 billion for the three months and nine months ended September 30, 2012, compared to $16.0 billion and $40.7 billion for the same periods in 2011, respectively. Loan production decreased $7.8 billion, or 49%, and $18.0 billion, or 44%, for the three months and nine months ended September 30, 2012, compared to the same periods in 2011, respectively. The declines in loan production were largely driven by our reduced presence in the correspondent lending channel, partially offset by increased volume in our direct channels associated with government-sponsored refinancing programs.
The following tables summarize consumer mortgage loan production.

	2012		2011
Three months ended September 30, ($ in millions)	Number of loans	Dollar amount of loans	Number of loans	Dollar amount of loans
Production by product type
Prime conforming	34,329	$7,349	57,454	$13,345
Prime nonconforming	651	533	560	468
Prime second-lien	—	—	—	—
Government	1,318	279	9,077	1,774
Nonprime	—	—	—	—
Total U.S. production by product type	36,298	8,161	67,091	15,587
International production	—	—	1,830	374
Total production by product type	36,298	$8,161	68,921	$15,961
U.S. production by channel
Direct lending	17,198	$3,319	9,831	$1,933
Correspondent lender and secondary market purchases	15,831	3,917	53,648	12,529
Mortgage brokers	3,269	925	3,612	1,125
Total U.S. production by channel	36,298	$8,161	67,091	$15,587

	2012		2011
Nine months ended September 30, ($ in millions)	Number of loans	Dollar amount of loans	Number of loans	Dollar amount of loans
Production by product type
Prime conforming	89,016	$18,869	149,526	$33,858
Prime nonconforming	1,945	1,577	1,350	1,143
Prime second-lien	—	—	—	—
Government	10,373	2,254	24,317	4,777
Nonprime	—	—	—	—
Total U.S. production by product type	101,334	22,700	175,193	39,778
International production	—	—	4,668	969
Total production by product type	101,334	$22,700	179,861	$40,747
U.S. production by channel
Direct lending	50,963	$10,212	24,620	$4,763
Correspondent lender and secondary market purchases	41,258	9,998	143,893	33,017
Mortgage brokers	9,113	2,490	6,680	1,998
Total U.S. production by channel	101,334	$22,700	175,193	$39,778

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

As of September 30, 2012, all serviced mortgage assets are held by Ally Bank. ResCap was deconsolidated from Ally as of May 14, 2012. Refer to Note 1 to the Condensed Consolidated Financial Statements for further details on ResCap. The following table summarizes the primary mortgage loan-servicing portfolio.

($ in millions)	September 30, 2012	December 31, 2011
U.S. primary servicing portfolio
Prime conforming	$119,947	$226,239
Prime nonconforming	11,948	47,767
Prime second-lien	1,188	6,871
Government	25	49,027
Nonprime	—	20,753
International primary servicing portfolio	—	5,773
Total primary servicing portfolio (a)	$133,108	$356,430

(a)	Excludes loans for which we acted as a subservicer. Subserviced loans totaled $0 billion and $26.4 billion at September 30, 2012, and December 31, 2011, respectively.
For more information regarding our serviced mortgage assets, refer to Note 11 to the Condensed Consolidated Financial Statements.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Loans Outstanding
Consumer mortgage loans held-for-sale and consumer mortgage loans held-for-investment as of September 30, 2012, represent loans held by Ally Bank. ResCap was deconsolidated from Ally Financial as of May 14, 2012. Refer to Note 1 to the Condensed Consolidated Financial Statements for further details on ResCap.
Consumer mortgage loans held-for-sale were as follows.

($ in millions)	September 30, 2012	December 31, 2011
Prime conforming	$1,816	$3,345
Prime nonconforming	—	571
Prime second-lien	—	545
Government (a)	17	3,294
Nonprime	—	561
International	—	17
Total (b)	1,833	8,333
Net premiums (discounts)	22	(221)
Fair value option election adjustment	72	60
Lower-of-cost or fair value adjustment	—	(60)
Total, net (c)	$1,927	$8,112

(a)
Includes loans subject to conditional repurchase options of $0 million and $2.3 billion sold to Ginnie Mae-guaranteed securitizations at September 30, 2012, and December 31, 2011, respectively. The corresponding liability is recorded in accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet.

(b)
Includes unpaid principal write-down of $0 million and $1.5 billion at September 30, 2012, and December 31, 2011, respectively. The amounts are write-downs taken upon the transfer of mortgage loans from held-for-investment to held-for-sale during the fourth quarter of 2009 and charge-offs taken in accordance with our charge-off policy.

(c)
Includes loans subject to conditional repurchase options of $0 million and $106 million sold to off-balance sheet private-label securitizations at September 30, 2012, and December 31, 2011, respectively. The corresponding liability is recorded in accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet.

Consumer mortgage loans held-for-investment were as follows.

($ in millions)	September 30, 2012	December 31, 2011
Prime conforming	$249	$278
Prime nonconforming	8,305	8,069
Prime second-lien	1,188	2,200
Government	—	—
Nonprime	—	1,349
International	—	422
Total	9,742	12,318
Net premiums	47	38
Fair value option election adjustment	(3)	(1,601)
Allowance for loan losses	(447)	(495)
Total, net (a)	$9,339	$10,260

(a)
At September 30, 2012, and December 31, 2011, the carrying value of mortgage loans held-for-investment relating to securitization transactions accounted for as on-balance sheet securitizations and pledged as collateral totaled $0 million and $837 million, respectively. The investors in these on-balance sheet securitizations have no recourse to our other assets beyond the loans pledged as collateral other than market customary representation and warranty provisions.

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

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2012	2011	Favorable/ (unfavorable) % change	2012	2011	Favorable/ (unfavorable) % change
Net financing loss
Total financing revenue and other interest income	$20	$26	(23)	$101	$114	(11)
Interest expense
Original issue discount amortization	79	228	65	291	784	63
Other interest expense	261	209	(25)	759	689	(10)
Total interest expense	340	437	22	1,050	1,473	29
Net financing loss	(320)	(411)	22	(949)	(1,359)	30
Other revenue
Loss on extinguishment of debt	—	—	—	—	(64)	100
Other gain on investments, net	11	48	(77)	71	113	(37)
Other income, net of losses	8	(8)	n/m	(26)	123	(121)
Total other revenue	19	40	(53)	45	172	(74)
Total net loss	(301)	(371)	19	(904)	(1,187)	24
Provision for loan losses	(5)	(4)	25	(40)	(70)	(43)
Noninterest expense
Compensation and benefits expense	143	51	(180)	445	323	(38)
Other operating expense (a)	44	30	(47)	1,229	16	n/m
Total noninterest expense	187	81	(131)	1,674	339	n/m
Loss from continuing operations before income tax expense	$(483)	$(448)	(8)	$(2,538)	$(1,456)	(74)
Total assets	$33,897	$32,393	5	$33,897	$32,393	5
n/m = not meaningful

(a)
Includes a reduction of $148 million and $534 million for the three months and nine months ended September 30, 2012, respectively, and $172 million and $580 million for the three months and nine months ended September 30, 2011, respectively, related to the allocation of corporate overhead expenses to other segments. The receiving segments record their allocation of corporate overhead expense within other operating expense.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table summarizes the components of net financing losses for Corporate and Other.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2012	2011	2012	2011
Original issue discount amortization
2008 bond exchange amortization	$(72)	$(219)	$(267)	$(753)
Other debt issuance discount amortization	(7)	(9)	(24)	(31)
Total original issue discount amortization (a)	(79)	(228)	(291)	(784)
Net impact of the funds transfer pricing methodology
Cost of liquidity	(180)	(180)	(506)	(531)
Funds-transfer pricing / cost of funds mismatch	(132)	(70)	(376)	(255)
Benefit of net non-earning assets	55	45	170	132
Total net impact of the funds transfer pricing methodology	(257)	(205)	(712)	(654)
Other (including Commercial Finance Group net financing revenue)	16	22	54	79
Total net financing losses for Corporate and Other	$(320)	$(411)	$(949)	$(1,359)
Outstanding original issue discount balance	$1,896	$2,334	$1,896	$2,334

(a)	Amortization is included as interest on long-term debt in the Condensed Consolidated Statement of Comprehensive Income.
The following table presents the scheduled remaining amortization of the original issue discount at September 30, 2012.

Year ended December 31, ($ in millions)	2012 (a)	2013	2014	2015	2016	2017 and thereafter (b)	Total
Original issue discount
Outstanding balance	$1,837	$1,577	$1,390	$1,335	$1,272	$—
Total amortization (c)	59	260	187	55	63	1,272	$1,896
2008 bond exchange amortization (d)	53	241	166	43	53	1,125	1,681

(a)	Represents the remaining future original issue discount amortization expense to be recorded during 2012.

(b)	The maximum annual scheduled amortization for any individual year is $158 million in 2030 of which $152 million is related to 2008 bond exchange amortization.

(c)	The amortization is included as interest on long-term debt on the Condensed Consolidated Statement of Comprehensive Income.

(d)	2008 bond exchange amortization is included in total amortization.
Loss from continuing operations before income tax expense for Corporate and Other was $483 million and $2.5 billion for the three months and nine months ended September 30, 2012, respectively, compared to $448 million and $1.5 billion for the three months and nine months ended September 30, 2011, respectively. Corporate and Other’s loss from continuing operations before income tax expense is driven by net financing losses, which primarily represents original issue discount amortization expense and the net impact of our FTP methodology, which includes the unallocated cost of maintaining our liquidity and investment portfolios and other unassigned funding costs and unassigned equity.
The higher loss from continuing operations before income tax expense for the three months ended September 30, 2012 was primarily due to an increase in compensation and benefits expense relating primarily to a decrease in incentive compensation in 2011 that did not recur in 2012, coupled with certain increases in incentive compensation in the current period. The higher loss from continuing operations before income tax expense for the nine months ended September 30, 2012 was primarily due to a $1.2 billion charge related to the Debtors' Chapter 11 filing. Refer to Note 1 to the Condensed Consolidated Financial Statements for additional information related to ResCap. Additionally, the higher losses for the nine months ended September 30, 2012, were impacted by the absence of a $121 million gain on the early settlement of a loss holdback provision related to certain historical automotive whole-loan forward flow agreements recognized during 2011. Partially offsetting the higher losses for the three months and nine months ended September 30, 2012 were decreases in OID amortization expense related to bond maturities and normal monthly amortization. Additionally, we incurred no accelerated amortization of OID for the nine months ended September 30, 2012, compared to $50 million for the nine months ended September 30, 2011.
Corporate and Other also includes the results of our Commercial Finance Group. Our Commercial Finance Group earned income from continuing operations before income tax expense of $7 million and $71 million for the three months and nine months ended September 30, 2012, respectively, compared to $24 million and $157 million for the three months and nine months ended September 30, 2011, respectively. The decrease was primarily related to several non-recurring items in 2011, as well as higher reserve recapture during 2011.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Cash and Securities
The following table summarizes the composition of the cash and securities portfolio held at fair value by Corporate and Other.

($ in millions)	September 30, 2012	December 31, 2011
Cash
Noninterest-bearing cash	$1,139	$1,768
Interest-bearing cash	14,688	9,781
Total cash	15,827	11,549
Trading securities
Mortgage-backed	—	589
Total trading securities	—	589
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	875	1,051
U.S. states and political subdivisions	—	1
Foreign government	99	106
Mortgage-backed	5,688	6,722
Asset-backed	2,403	2,520
Other debt (a)	331	305
Total debt securities	9,396	10,705
Equity securities	4	4
Total available-for-sale securities	9,400	10,709
Total cash and securities	$25,227	$22,847

(a)	Includes intersegment eliminations.

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
Loan and Lease Exposure
The following table summarizes the exposures from our loan and lease activities.

($ in millions)	September 30, 2012	December 31, 2011
Finance receivables and loans
Global Automotive Services	$108,200	$100,734
Mortgage operations	10,473	12,753
Corporate and Other	2,586	1,268
Total finance receivables and loans	121,259	114,755
Held-for-sale loans
Global Automotive Services	—	425
Mortgage operations	1,927	8,112
Corporate and Other	10	20
Total held-for-sale loans	1,937	8,557
Total on-balance sheet loans	$123,196	$123,312
Off-balance sheet securitized loans
Global Automotive Services	$1,659	$—
Mortgage operations	122,892	326,975
Corporate and Other	—	—
Total off-balance sheet securitized loans	$124,551	$326,975
Operating lease assets
Global Automotive Services	$12,708	$9,275
Mortgage operations	—	—
Corporate and Other	—	—
Total operating lease assets	$12,708	$9,275
Serviced loans and leases
Global Automotive Services	$130,466	$122,881
Mortgage operations (a)	133,108	356,430
Corporate and Other	1,486	1,762
Total serviced loans and leases	$265,060	$481,073

(a)	Includes primary mortgage loan-servicing portfolio only.
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
Credit Risk Management
Credit risk is defined as the potential failure to receive payments when due from a borrower in accordance with contractual obligations. Therefore, credit risk is a major source of potential economic loss to us. To mitigate the risk, we have implemented specific processes across all lines of business utilizing both qualitative and quantitative analyses. Credit risk is monitored by global and line of business committees and the Risk organization. Together they oversee aspects of the credit decisioning and management processes and monitor that credit risk exposures are managed in a safe-and-sound manner and are within our risk appetite. In addition, our Global Loan Review Group provides an

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

independent assessment of the quality of our credit portfolios and credit risk management practices, and directly reports its findings to the Risk and Compliance Committee of the Board on a recurring basis.
We have policies and practices that reflect our commitment to maintain an independent and ongoing assessment of credit risk and quality. Our policies require an objective and timely assessment of the overall quality of the consumer and commercial loan and lease portfolios. This includes the identification of relevant trends that affect the collectability of the portfolios, segments of the portfolios that are potential problem areas, loans and leases with potential credit weaknesses, and assessment of the adequacy of internal credit risk policies and procedures to monitor compliance with relevant laws and regulations. In addition, we maintain limits and underwriting guidelines that reflect our risk appetite.
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
Additionally, we have implemented numerous initiatives in an effort to mitigate loss and provide ongoing support to customers in financial distress. For automobile loans, we offer several types of assistance to aid our customers. Loss mitigation includes changing the maturity date, extending payments, and rewriting the loan terms. We have implemented these actions with the intent to provide the borrower with additional options in lieu of repossessing their vehicle. For mortgage loans, as part of our participation in certain governmental programs, we offer mortgage loan modifications to qualified borrowers. Numerous initiatives, such as the Home Affordable Modification Program (HAMP) are in place to provide support to our mortgage customers in financial distress, including principal forgiveness, maturity extensions, delinquent interest capitalization, and changes to contractual interest rates.
During the first nine months of 2012, the U.S. economy continued to expand and the labor market recovered further, but at a slow pace. Within the U.S. automotive portfolio, encouraging trends include seasonally adjusted and annualized industry new vehicle sales above 14 million and strong used vehicles sales. Additionally, the housing market continues to show signs of a recovery with home prices increasing on a year-to-year basis and sales increasing at the fastest pace since before the recession. However, we continue to be cautious with the outlook due to weak global economic growth and pending changes in the U.S. tax policy and federal government spending set to potentially take effect in 2013.
On-balance Sheet Portfolio
Our on-balance sheet portfolio includes both finance receivables and loans and held-for-sale loans. At September 30, 2012, this primarily included $108.2 billion of automobile finance receivables and loans and $12.4 billion of mortgage finance receivables and loans. Within our on-balance sheet portfolio, we sometimes elect to account for certain mortgage loans at fair value. The valuation allowance recorded on fair value-elected loans is separate from the allowance for loan losses. Changes in the fair value of loans are classified as gain on mortgage and automotive loans, net, in the Condensed Consolidated Statement of Comprehensive Income.
During the nine months ended September 30, 2012, we further executed on our strategy of discontinuing and selling or liquidating nonstrategic operations. Refer to Note 2 to the Condensed Consolidated Financial Statements for additional information.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table presents our total on-balance sheet consumer and commercial finance receivables and loans reported at carrying value before allowance for loan losses.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more (b)
($ in millions)	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Consumer
Finance receivables and loans
Loans at historical cost	$80,634	$73,452	$784	$567	$3	$4
Loans at fair value	—	835	—	210	—	—
Total finance receivables and loans	80,634	74,287	784	777	3	4
Loans held-for-sale	1,927	8,537	17	2,820	—	73
Total consumer loans	82,561	82,824	801	3,597	3	77
Commercial
Finance receivables and loans
Loans at historical cost	40,625	40,468	346	339	—	—
Loans at fair value	—	—	—	—	—	—
Total finance receivables and loans	40,625	40,468	346	339	—	—
Loans held-for-sale	10	20	—	—	—	—
Total commercial loans	40,635	40,488	346	339	—	—
Total on-balance sheet loans	$123,196	$123,312	$1,147	$3,936	$3	$77

(a)	Includes nonaccrual troubled debt restructured loans of $388 million and $934 million at September 30, 2012, and December 31, 2011, respectively.

(b)
Generally, loans that are 90 days past due and still accruing represent loans with government guarantees. This includes no troubled debt restructured loans classified as 90 days past due and still accruing at September 30, 2012 and $42 million at December 31, 2011.

Total on-balance sheet loans outstanding at September 30, 2012, decreased $116 million to $123.2 billion from December 31, 2011 reflecting a decrease of $263 million in the consumer portfolio and an increase of $147 million in the commercial portfolio. The decrease in total on-balance sheet loans outstanding was primarily driven by the deconsolidation of ResCap, partially offset by automobile originations which outpaced portfolio runoff. Refer to Note 1 to the Condensed Consolidated Financial Statements for additional information related to ResCap.
The total TDRs outstanding at September 30, 2012, decreased $1.0 billion to $900 million from December 31, 2011, due to the deconsolidation of ResCap.
During the third quarter of 2012, the Office of the Comptroller of the Currency (OCC) advised the Banks for which they serve as the primary bank regulatory agency that certain loans that are current, have been discharged in a Chapter 7 Bankruptcy and have not been reaffirmed by the borrower should be accounted for as TDRs and written down to collateral value regardless of their current payment history and expected continued performance. The OCC is not our primary regulator, and our primary regulator has not provided similar guidance. It is expected that all of the banking regulators will be evaluating this issue in the fourth quarter of 2012, and as a result, it is possible that we may have to classify loans that meet this criteria as TDRs, write down those assets, and show increased charge offs and provision for loan and lease losses during the fourth quarter of 2012. The potential write down to the collateral value for a portion of these assets has already been considered in our allowance for loan and lease losses recorded at September 30, 2012. The impact of any potential change is not expected to have a material adverse affect on our consolidated financial condition or results of operations.
Total nonperforming loans at September 30, 2012, decreased $2.8 billion to $1.1 billion from December 31, 2011, reflecting a decrease of $2.8 billion of consumer nonperforming loans and an increase of $7 million of commercial nonperforming loans. The decrease in total nonperforming loans from December 31, 2011, was primarily due to the deconsolidation of ResCap.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table includes consumer and commercial net charge-offs from finance receivables and loans at historical cost and related ratios reported at carrying value before allowance for loan losses.

	Three months ended September 30,				Nine months ended September 30,
	Net charge-offs (recoveries)		Net charge-off ratios (a)		Net charge-offs (recoveries)		Net charge-off ratios (a)
($ in millions)	2012	2011	2012	2011	2012	2011	2012	2011
Consumer
Finance receivables and loans at historical cost	$127	$122	0.6%	0.7%	$351	$395	0.6%	0.8%
Commercial
Finance receivables and loans at historical cost	(2)	1	—	—	(31)	38	(0.1)	0.1
Total finance receivables and loans at historical cost	$125	$123	0.4	0.5	$320	$433	0.4	0.5

(a)
Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the year for each loan category.

Net charge-offs were $125 million and $320 million for the three months and nine months ended September 30, 2012, respectively, compared to $123 million and $433 million for the three months and nine months ended September 30, 2011, respectively. The increase in net charge-offs for the three months ended September 30, 2012, was primarily due to higher outstandings in the consumer portfolio as the net charge-off rate remained flat. The decrease in net charge-offs for the nine months ended September 30, 2012, was largely due to recoveries in the commercial portfolio. Loans held-for-sale are accounted for at the lower-of-cost or fair value, and therefore we do not record charge-offs.
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
Consumer Credit Portfolio
During the three months and nine months ended September 30, 2012, the credit performance of the consumer portfolio remained strong as our charge-off rate moderately improved. For information on our consumer credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements in our 2011 Annual Report on Form 10-K.
The following table includes consumer finance receivables and loans recorded at historical cost reported at carrying value before allowance for loan losses.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more (b)
($ in millions)	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Domestic
Consumer automobile	$52,434	$46,576	$196	$139	$—	$—
Consumer mortgage
1st Mortgage	7,070	6,867	444	258	1	1
Home equity	2,717	3,102	36	58	—	—
Total domestic	62,221	56,545	676	455	1	1
Foreign
Consumer automobile	18,413	16,883	108	89	2	3
Consumer mortgage
1st Mortgage	—	24	—	23	—	—
Home equity	—	—	—	—	—	—
Total foreign	18,413	16,907	108	112	2	3
Total consumer finance receivables and loans	$80,634	$73,452	$784	$567	$3	$4

(a)	Includes nonaccrual troubled debt restructured loans of $341 million and $180 million at September 30, 2012, and December 31, 2011, respectively.

(b)	There were no troubled debt restructured loans classified as 90 days past due and still accruing at September 30, 2012, and December 31, 2011.
Total consumer outstanding finance receivables and loans increased $7.2 billion at September 30, 2012 compared with December 31, 2011. This increase was driven by automobile consumer loan originations, which outpaced portfolio runoff, primarily due to increased

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

industry sales and growth in used and non-GM/Chrysler originations. Additionally, we continued to prudently expand our nonprime originations.
Total consumer nonperforming finance receivables and loans at September 30, 2012, increased $217 million to $784 million from December 31, 2011, reflecting an increase of $141 million of consumer mortgage nonperforming finance receivables and loans and an increase of $76 million of consumer automobile nonperforming finance receivables and loans. Nonperforming consumer mortgage finance receivables and loans increased primarily due to increased TDRs as we continue foreclosure prevention and loss mitigation procedures along with our participation in a variety of government-sponsored refinancing programs. Refer to Note 8 to the Condensed Consolidated Financial Statements for additional information. Nonperforming consumer automotive finance receivables and loans increased due in part to higher outstandings within the domestic portfolio and economic stresses in certain areas in Latin America. Nonperforming consumer finance receivables and loans as a percentage of total outstanding consumer finance receivables and loans were 1.0% and 0.8% at September 30, 2012 and December 31, 2011, respectively.
Consumer domestic automotive loans accruing and past due 30 days or more increased $53 million to $836 million at September 30, 2012, compared with December 31, 2011. The increase is largely due to higher outstandings as the consumer domestic automotive loans accruing and past due 30 days or more as a percentage of total consumer domestic automotive loans decreased to 1.6% at September 30, 2012 compared to 1.7% at December 31, 2011.
The following table includes consumer net charge-offs from finance receivables and loans at historical cost and related ratios reported at carrying value before allowance for loan losses.

	Three months ended September 30,				Nine months ended September 30,
	Net charge-offs		Net charge-off ratios (a)		Net charge-offs		Net charge-off ratios (a)
($ in millions)	2012	2011	2012	2011	2012	2011	2012	2011
Domestic
Consumer automobile	$70	$52	0.5%	0.5%	$167	$185	0.4%	0.6%
Consumer mortgage
1st Mortgage	18	29	1.0	1.7	65	90	1.2	1.7
Home equity	13	21	1.9	2.5	46	59	2.1	2.4
Total domestic	101	102	0.7	0.8	278	334	0.6	0.9
Foreign
Consumer automobile	26	19	0.6	0.4	73	58	0.6	0.5
Consumer mortgage
1st Mortgage	—	1	—	1.2	—	3	—	1.3
Home equity	—	—	—	—	—	—	—	—
Total foreign	26	20	0.6	0.4	73	61	0.6	0.5
Total consumer finance receivables and loans	$127	$122	0.6	0.7	$351	$395	0.6	0.8

(a)
Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the year for each loan category.

Our net charge-offs from total consumer automobile finance receivables and loans were $96 million and $240 million for the three months and nine months ended September 30, 2012, respectively, compared to $71 million and $243 million for the three months and nine months ended September 30, 2011, respectively. The $18 million increase in net charge-offs from the domestic automobile finance receivables and loans for the three months ended September 30, 2012, was driven primarily by higher outstandings as the net charge-off rate remained flat. The $7 million increase in the net charge-offs from the foreign automobile finance receivables and loans for the three months ended September 30, 2012, was primarily due to economic stresses in certain areas of Latin America. The $3 million decrease in net charge offs from the total consumer automobile finance receivables and loans for the nine months ended September 30, 2012, was primarily due to lower loss frequency reflecting the modest U.S. economic improvements.
Our net charge-offs from total consumer mortgage receivables and loans were $31 million and $111 million for the three months and nine months ended September 30, 2012, respectively, compared to $51 million and $152 million for the same periods in 2011. The decreases were driven by the improved mix of remaining loans as the lower quality legacy loans continued to runoff.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table summarizes the unpaid principal balance of total consumer loan originations for the periods shown. Total consumer loan originations include loans classified as finance receivables and loans and loans held-for-sale during the period.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2012	2011	2012	2011
Domestic
Consumer automobile	$6,994	$8,344	$23,591	$25,112
Consumer mortgage
1st Mortgage	8,161	15,587	22,700	39,778
Home equity	—	—	—	—
Total domestic	15,155	23,931	46,291	64,890
Foreign
Consumer automobile	2,378	2,866	7,690	7,288
Consumer mortgage
1st Mortgage	—	374	—	970
Home equity	—	—	—	—
Total foreign	2,378	3,240	7,690	8,258
Total consumer loan originations	$17,533	$27,171	$53,981	$73,148
Total automobile-originated loans decreased $1.8 billion and $1.1 billion for the three months and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. The decrease was primarily due to lower retail penetration at both GM and Chrysler. The decrease was partially offset by higher GM International retail penetration during the nine months ended September 30, 2012.
Total mortgage-originated loans decreased $7.8 billion and $18.0 billion for the three months and nine months ended September 30, 2012, respectively. The decline in loan production was primarily driven by the reduction in correspondent lending.
Consumer loan originations retained on-balance sheet as held-for-investment were $9.9 billion and $32.9 billion for the three months and nine months ended September 30, 2012, respectively, and $11.7 billion and $33.5 billion for the three months and nine months ended September 30, 2011, respectively. The decrease was primarily due to lower retail penetration at both GM and Chrysler. The decrease was partially offset by higher GM International retail penetration during the nine months ended September 30, 2012.
The following table shows the percentage of total consumer finance receivables and loans recorded at historical cost reported at carrying value before allowance for loan losses by state and foreign concentration. Total automobile loans were $70.8 billion and $63.5 billion at September 30, 2012, and December 31, 2011, respectively. Total mortgage and home equity loans were $9.8 billion and $10.0 billion at September 30, 2012, and December 31, 2011, respectively.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

	September 30, 2012 (a)		December 31, 2011
	Automobile	1st Mortgage and home equity	Automobile	1st Mortgage and home equity
Texas	9.6%	5.8%	9.5%	5.5%
California	4.1	28.2	4.6	25.7
Florida	4.9	3.7	4.8	4.0
Michigan	3.7	4.2	4.0	4.8
Pennsylvania	3.8	1.6	3.6	1.6
Illinois	3.2	4.9	3.1	5.0
New York	3.5	2.0	3.5	2.3
Ohio	3.0	0.8	2.9	1.0
Georgia	2.7	1.9	2.5	1.8
North Carolina	2.4	2.0	2.2	2.1
Other United States	33.1	44.9	32.9	45.9
Canada	11.5	—	11.8	0.2
Brazil	4.5	—	4.7	—
Germany	3.9	—	4.3	—
Other foreign	6.1	—	5.6	0.1
Total consumer loans	100.0%	100.0%	100.0%	100.0%

(a)	Presentation is in descending order as a percentage of total consumer finance receivables and loans at September 30, 2012.
We monitor our consumer loan portfolio for concentration risk across the geographies in which we lend. The highest concentrations of loans in the United States are in Texas and California, which represented an aggregate of 16.2% and 16.4% of our total outstanding consumer finance receivables and loans at September 30, 2012 and December 31, 2011, respectively.
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
Repossessed assets in our Automotive Finance operations at September 30, 2012, increased $8 million to $64 million from December 31, 2011. Foreclosed mortgage assets at September 30, 2012, decreased $72 million to $5 million from December 31, 2011, primarily due to the deconsolidation of ResCap.
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

	Outstanding		Nonperforming		Accruing past due 90 days or more
($ in millions)	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Interest-only mortgage loans (a)	$2,262	$2,947	$142	$147	$—	$—
Below-market rate (teaser) mortgages	197	248	3	6	—	—
Total higher-risk mortgage loans	$2,459	$3,195	$145	$153	$—	$—

(a)	The majority of the interest-only mortgage loans are expected to start principal amortization in 2015 or beyond.
High original LTV mortgage finance receivables and loans and payment-option adjustable-rate mortgage finance receivables and loans remained flat at $1 million and $3 million, respectively, at September 30, 2012 and December 31, 2011. There were no high original LTV mortgage loans or payment-option adjustable-rate mortgage loans classified as nonperforming or 90 days past due and still accruing at September 30, 2012 and December 31, 2011.
The allowance for loan losses was $108 million or 4.39% of total higher-risk held-for-investment mortgage loans recorded at historical cost based on carrying value outstanding before allowance for loans losses at September 30, 2012.
The following table includes our five largest state concentrations based on our higher-risk mortgage finance receivables and loans recorded at historical cost and reported at carrying value before allowance for loan losses.

($ in millions)	Interest-only mortgage loans	Below-market rate (teaser) mortgages	Total higher-risk mortgage loans
September 30, 2012
California	$552	$61	$613
Virginia	229	9	238
Maryland	177	5	182
Michigan	121	6	127
Illinois	118	6	124
Other United States	1,065	110	1,175
Total higher-risk mortgage loans	$2,262	$197	$2,459
December 31, 2011
California	$748	$78	$826
Virginia	274	10	284
Maryland	217	6	223
Michigan	199	9	208
Illinois	153	8	161
Other United States	1,356	137	1,493
Total higher-risk mortgage loans	$2,947	$248	$3,195

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Commercial Credit Portfolio
During the three months and nine months ended September 30, 2012, the credit performance of the commercial portfolio remained strong as nonperforming finance receivables and loans were relatively stable and net charge-offs declined. For information on our commercial credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements in our 2011 Annual Report on Form 10-K.
The following table includes total commercial finance receivables and loans reported at carrying value before allowance for loan losses.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more (b)
($ in millions)	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Domestic
Commercial and industrial
Automobile	$27,523	$26,552	$198	$105	$—	$—
Mortgage	686	1,887	—	—	—	—
Other (c)	2,552	1,178	36	22	—	—
Commercial real estate
Automobile	2,446	2,331	41	56	—	—
Mortgage	—	—	—	—	—	—
Total domestic	33,207	31,948	275	183	—	—
Foreign
Commercial and industrial
Automobile	7,279	8,265	59	118	—	—
Mortgage	—	24	—	—	—	—
Other (c)	6	63	—	15	—	—
Commercial real estate
Automobile	133	154	12	11	—	—
Mortgage	—	14	—	12	—	—
Total foreign	7,418	8,520	71	156	—	—
Total commercial finance receivables and loans	$40,625	$40,468	$346	$339	$—	$—

(a)	Includes nonaccrual troubled debt restructured loans of $38 million and $21 million at September 30, 2012, and December 31, 2011, respectively.

(b)	There were no troubled debt restructured loans classified as 90 days past due and still accruing at September 30, 2012 and December 31, 2011.

(c)	Other commercial primarily includes senior secured commercial lending.
Total commercial finance receivables and loans outstanding increased $157 million to $40.6 billion at September 30, 2012, from December 31, 2011. The domestic commercial and industrial outstandings increased $1.1 billion primarily due to ResCap financing as well as increased automotive industry sales and corresponding rise in inventories, partially offset by the decline in mortgage warehouse lending's runoff portfolio. The foreign commercial and industrial outstandings decreased $1.1 billion primarily due to weakened economic growth in Europe.
Total commercial nonperforming finance receivables and loans were $346 million at September 30, 2012, an increase of $7 million compared to December 31, 2011. The increase was primarily due to the reclassification of a small number of domestic automobile dealerships to nonperforming status within the overall stable automobile portfolio. The increase was mostly offset by a decrease in the foreign automobile portfolio and continued wind-down on non-core commercial assets. Total nonperforming commercial finance receivables and loans as a percentage of outstanding commercial finance receivables and loans were 0.9% and 0.8% at September 30, 2012, and December 31, 2011, respectively.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table includes total commercial net charge-offs from finance receivables and loans at historical cost and related ratios reported at carrying value before allowance for loan losses.

	Three months ended September 30,				Nine months ended September 30,
	Net charge-offs (recoveries)		Net charge-off ratios (a)		Net charge-offs (recoveries)		Net charge-off ratios (a)
($ in millions)	2012	2011	2012	2011	2012	2011	2012	2011
Domestic
Commercial and industrial
Automobile	$2	$2	—%	—%	$2	$7	—%	—%
Mortgage	(1)	(3)	(0.2)	(0.8)	(1)	(1)	(0.1)	(0.2)
Other	1	2	0.1	0.4	(3)	(1)	(0.2)	(0.1)
Commercial real estate
Automobile	—	1	—	0.2	(2)	4	(0.1)	0.2
Mortgage	—	—	—	—	—	(1)	—	n/m
Total domestic	2	2	—	—	(4)	8	—	—
Foreign
Commercial and industrial
Automobile	—	(3)	—	(0.2)	1	—	—	—
Mortgage	—	—	—	—	—	8	—	30.7
Other	(4)	(2)	(62.2)	(2.7)	(27)	2	(85.2)	1.1
Commercial real estate
Automobile	—	—	—	—	—	—	—	—
Mortgage	—	4	—	46.8	(1)	20	(10.8)	52.0
Total foreign	(4)	(1)	(0.2)	—	(27)	30	(0.4)	0.4
Total commercial finance receivables and loans	$(2)	$1	—	—	$(31)	$38	(0.1)	0.1
n/m = not meaningful

(a)
Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the year for each loan category.

Our net charge-offs from commercial finance receivables and loans resulted in recoveries of $2 million and $31 million for the three months and nine months ended September 30, 2012, respectively, compared to net charge-offs of $1 million and $38 million for the same periods in 2011. The decrease in net charge-offs in the nine months period was largely driven by strong recoveries in certain wind-down portfolios and an improved mix of loans in the existing portfolio.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Commercial Real Estate
The commercial real estate portfolio consists of finance receivables and loans issued primarily to automotive dealers. Commercial real estate finance receivables and loans were $2.6 billion and $2.5 billion at September 30, 2012, and December 31, 2011, respectively.
The following table presents the percentage of total commercial real estate finance receivables and loans by geographic region and property type. These finance receivables and loans are reported at carrying value before allowance for loan losses.

	September 30, 2012	December 31, 2011
Geographic region
Michigan	12.9%	14.1%
Texas	12.1	12.4
Florida	11.8	12.4
California	9.1	9.3
New York	4.9	3.5
Virginia	3.9	4.1
Georgia	2.8	2.5
Pennsylvania	2.6	2.9
North Carolina	2.4	2.1
Alabama	2.2	2.6
Other United States	30.1	27.5
Canada	2.7	3.5
United Kingdom	1.6	1.8
Mexico	0.6	1.0
Other foreign	0.3	0.3
Total commercial real estate finance receivables and loans	100.0%	100.0%
Property type
Automotive dealers	100.0%	99.4%
Other	—	0.6
Total commercial real estate finance receivables and loans	100.0%	100.0%
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

	September 30, 2012	December 31, 2011
Industry
Automotive	90.4%	82.9%
Manufacturing	4.9	1.8
Services	1.1	1.9
Other	3.6	13.4
Total commercial criticized finance receivables and loans	100.0%	100.0%
Total criticized exposures declined $641 million to $2.4 billion at September 30, 2012 from December 31, 2011, primarily due to improvements in the automotive industry as well as the continued wind-down of commercial assets in the real estate industry. The increase in our automotive criticized concentration rate was driven primarily by the decrease in overall criticized outstandings.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Allowance for Loan Losses
The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans.

Three months ended September 30, 2012 ($ in millions)	Consumer automobile	Consumer mortgage	Total consumer	Commercial	Total
Allowance at July 1, 2012	$778	$472	$1,250	$177	$1,427
Charge-offs
Domestic	(111)	(33)	(144)	(3)	(147)
Foreign	(47)	—	(47)	—	(47)
Total charge-offs	(158)	(33)	(191)	(3)	(194)
Recoveries
Domestic	41	2	43	1	44
Foreign	21	—	21	4	25
Total recoveries	62	2	64	5	69
Net charge-offs	(96)	(31)	(127)	2	(125)
Provision for loan losses	117	6	123	(7)	116
Deconsolidation of ResCap	—	—	—	—	—
Other	4	—	4	1	5
Allowance at September 30, 2012	$803	$447	$1,250	$173	$1,423
Allowance for loan losses to finance receivables and loans outstanding at September 30, 2012 (a)	1.1%	4.6%	1.5%	0.4%	1.2%
Net charge-offs to average finance receivables and loans outstanding at September 30, 2012 (a)	0.6%	1.3%	0.6%	—%	0.4%
Allowance for loan losses to total nonperforming finance receivables and loans at September 30, 2012 (a)	263.8%	93.2%	159.4%	50.0%	125.9%
Ratio of allowance for loans losses to net charge-offs at September 30, 2012	2.1	3.6	2.5	(17.4)	2.9

(a)
Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the unpaid principal balance, net of premiums and discounts.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Three months ended September 30, 2011 ($ in millions)	Consumer automobile	Consumer mortgage	Total consumer	Commercial	Total
Allowance at July 1, 2011	$911	$558	$1,469	$270	$1,739
Charge-offs
Domestic	(97)	(54)	(151)	(6)	(157)
Foreign	(37)	(2)	(39)	(7)	(46)
Total charge-offs	(134)	(56)	(190)	(13)	(203)
Recoveries
Domestic	45	4	49	4	53
Foreign	18	1	19	8	27
Total recoveries	63	5	68	12	80
Net charge-offs	(71)	(51)	(122)	(1)	(123)
Provision for loan losses	53	26	79	(29)	50
Discontinued operations	—	(1)	(1)	—	(1)
Other	(42)	—	(42)	(2)	(44)
Allowance at September 30, 2011	$851	$532	$1,383	$238	$1,621
Allowance for loan losses to finance receivables and loans outstanding at September 30, 2011 (a)	1.4%	5.2%	2.0%	0.6%	1.5%
Net charge-offs to average finance receivables and loans outstanding at September 30, 2011 (a)	0.5%	2.0%	0.7%	—%	0.5%
Allowance for loan losses to total nonperforming finance receivables and loans at September 30, 2011 (a)	404.5%	145.7%	240.3%	59.2%	165.8%
Ratio of allowance for loans losses to net charge-offs at September 30, 2011	3.0	2.6	2.8	58.0	3.3

(a)
Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the unpaid principal balance, net of premiums and discounts.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, 2012 ($ in millions)	Consumer automobile	Consumer mortgage	Total consumer	Commercial	Total
Allowance at January 1, 2012	$766	$516	$1,282	$221	$1,503
Charge-offs
Domestic	(296)	(119)	(415)	(6)	(421)
Foreign	(128)	—	(128)	(2)	(130)
Total charge-offs	(424)	(119)	(543)	(8)	(551)
Recoveries
Domestic	129	8	137	10	147
Foreign	55	—	55	29	84
Total recoveries	184	8	192	39	231
Net charge-offs	(240)	(111)	(351)	31	(320)
Provision for loan losses	295	54	349	(64)	285
Deconsolidation of ResCap	—	(9)	(9)	—	(9)
Other	(18)	(3)	(21)	(15)	(36)
Allowance at September 30, 2012	$803	$447	$1,250	$173	$1,423
Allowance for loan losses to finance receivables and loans outstanding at September 30, 2012 (a)	1.1%	4.6%	1.5%	0.4%	1.2%
Net charge-offs to average finance receivables and loans outstanding at September 30, 2012 (a)	0.5%	1.5%	0.6%	(0.1)%	0.4%
Allowance for loan losses to total nonperforming finance receivables and loans at September 30, 2012 (a)	263.8%	93.2%	159.4%	50.0%	125.9%
Ratio of allowance for loans losses to net charge-offs at September 30, 2012	2.5	3.0	2.7	(4.2)	3.3

(a)
Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the unpaid principal balance, net of premiums and discounts.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, 2011 ($ in millions)	Consumer automobile	Consumer mortgage	Total consumer	Commercial	Total
Allowance at January 1, 2011	$970	$580	$1,550	$323	$1,873
Charge-offs
Domestic	(331)	(162)	(493)	(24)	(517)
Foreign	(112)	(4)	(116)	(55)	(171)
Total charge-offs	(443)	(166)	(609)	(79)	(688)
Recoveries
Domestic	146	13	159	16	175
Foreign	54	1	55	25	80
Total recoveries	200	14	214	41	255
Net charge-offs	(243)	(152)	(395)	(38)	(433)
Provision for loan losses	157	104	261	(48)	213
Discontinued operations	—	—	—	—	—
Other	(33)	—	(33)	1	(32)
Allowance at September 30, 2011	$851	$532	$1,383	$238	$1,621
Allowance for loan losses to finance receivables and loans outstanding at September 30, 2011 (a)	1.4%	5.2%	2.0%	0.6%	1.5%
Net charge-offs to average finance receivables and loans outstanding at September 30, 2011 (a)	0.6%	1.9%	0.8%	0.1%	0.5%
Allowance for loan losses to total nonperforming finance receivables and loans at September 30, 2011 (a)	404.5%	145.7%	240.3%	59.2%	165.8%
Ratio of allowance for loans losses to net charge-offs at September 30, 2011	2.6	2.6	2.6	4.7	2.8

(a)
Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the unpaid principal balance, net of premiums and discounts.

The allowance for consumer loan losses at September 30, 2012, declined $133 million compared to September 30, 2011. The decline continues to reflect the favorable dynamics of the auto marketplace combined with the run-off of legacy portfolios, which was partially offset by an increase in loans outstanding.
The allowance for commercial loan losses declined $65 million at September 30, 2012, compared to September 30, 2011, primarily related to the ongoing strength in dealer performance, wind-down on non-core commercial assets, and general overall improvement in the Commercial Finance Group's portfolio.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Allowance for Loan Losses by Type
The following table summarizes the allocation of the allowance for loan losses by product type.

	2012			2011
September 30, ($ in millions)	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of allowance for loan losses	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of allowance for loan losses
Consumer
Domestic
Consumer automobile	$618	1.2%	43.4%	$687	1.6%	42.4%
Consumer mortgage
1st Mortgage	243	3.4	17.1	275	4.0	17.0
Home equity	204	7.5	14.3	256	8.0	15.8
Total domestic	1,065	1.7	74.8	1,218	2.3	75.2
Foreign
Consumer automobile	185	1.0	13.0	164	1.0	10.1
Consumer mortgage
1st Mortgage	—	—	—	1	0.4	0.1
Home equity	—	—	—	—	—	—
Total foreign	185	1.0	13.0	165	1.0	10.2
Total consumer loans	1,250	1.5	87.8	1,383	2.0	85.4
Commercial
Domestic
Commercial and industrial
Automobile	108	0.4	7.6	54	0.2	3.3
Mortgage	—	—	—	1	—	—
Other	45	1.8	3.1	66	5.1	4.1
Commercial real estate
Automobile	(12)	(0.5)	(0.8)	53	2.5	3.3
Mortgage	—	—	—	—	—	—
Total domestic	141	0.4	9.9	174	0.6	10.7
Foreign
Commercial and industrial
Automobile	31	0.4	2.2	51	0.6	3.1
Mortgage	—	—	—	5	22.6	0.3
Other	—	—	—	1	0.4	0.1
Commercial real estate
Automobile	1	1.0	0.1	2	1.1	0.1
Mortgage	—	—	—	5	17.3	0.3
Total foreign	32	0.4	2.3	64	0.7	3.9
Total commercial loans	173	0.4	12.2	238	0.6	14.6
Total allowance for loan losses	$1,423	1.2	100.0%	$1,621	1.5	100.0%

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Provision for Loan Losses
The following table summarizes the provision for loan losses by product type.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2012	2011	2012	2011
Consumer
Domestic
Consumer automobile	$99	$39	$200	$125
Consumer mortgage
1st Mortgage	9	10	34	44
Home equity	(3)	15	20	57
Total domestic	105	64	254	226
Foreign
Consumer automobile	18	14	95	32
Consumer mortgage
1st Mortgage	—	1	—	3
Home equity	—	—	—	—
Total foreign	18	15	95	35
Total consumer loans	123	79	349	261
Commercial
Domestic
Commercial and industrial
Automobile	51	(21)	47	(10)
Mortgage	(1)	(2)	(1)	(1)
Other	(1)	(1)	(11)	(32)
Commercial real estate
Automobile	(50)	10	(53)	3
Mortgage	—	(1)	—	(1)
Total domestic	(1)	(15)	(18)	(41)
Foreign
Commercial and industrial
Automobile	(1)	(19)	(16)	18
Mortgage	—	—	—	(1)
Other	(4)	(3)	(29)	(38)
Commercial real estate
Automobile	(1)	—	(1)	—
Mortgage	—	8	—	14
Total foreign	(6)	(14)	(46)	(7)
Total commercial loans	(7)	(29)	(64)	(48)
Total provision for loan losses	$116	$50	$285	$213

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
We define liquidity risk as the risk that an institution's financial condition or overall safety and soundness is adversely affected by an inability, or perceived inability, to meet its financial obligations, and to withstand unforeseen liquidity stress events. Liquidity risk can arise from a variety of institution specific or market-related events that could have a negative impact on cash flows available to the organization. Effective management of liquidity risk helps ensure an organization's preparedness to meet uncertain cash flow obligations caused by unanticipated events. The ability of financial institutions to manage liquidity needs and contingent funding exposures has proven essential to their solvency.
The Asset-Liability Committee (ALCO) is chaired by the Corporate Treasurer and is responsible for monitoring Ally's liquidity position, funding strategies and plans, contingency funding plans, and counterparty credit exposure arising from financial transactions. Corporate Treasury is responsible for managing the liquidity positions of Ally within prudent operating guidelines and targets approved by ALCO. We manage liquidity risk at the business segment, legal entity, and consolidated levels. Each business segment, along with Ally Bank and ResMor Trust, prepares periodic forecasts depicting anticipated funding needs and sources of funds with oversight and monitoring by Corporate Treasury. Corporate Treasury manages liquidity under baseline economic projections as well as more severe economic stressed environments. Corporate Treasury, in turn, plans, and executes our funding strategies.
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
We maintain available liquidity that allows us to operate and to meet our contractual and contingent obligations in the event of market-wide disruptions and enterprise-specific events. We maintain available liquidity at various entities and consider regulatory restrictions and tax implications that may limit our ability to transfer funds across entities. At September 30, 2012, we maintained $26 billion of total available parent company liquidity and $15.8 billion of total available liquidity at Ally Bank. Parent company liquidity is defined as our consolidated operations less our Insurance operations and Ally Bank. To optimize cash and secured facility capacity between entities, the parent company lends cash to Ally Bank from time to time under an intercompany loan agreement. At September 30, 2012, $3.4 billion was outstanding under the intercompany loan agreement. Amounts outstanding are repayable to the parent company upon demand, subject to five days notice. As a result, this amount is included in the parent company available liquidity and excluded from the available liquidity at Ally Bank.
In December 2010, the Basel Committee on Banking Supervision issued “Basel III: International framework for liquidity risk measurement, standards and monitoring”, which includes two minimum liquidity risk standards. The first standard is the Liquidity Coverage Ratio (LCR). The LCR measures the ratio of unencumbered, high-quality liquid assets to liquidity needs for a 30-calendar-day time horizon under a severe liquidity stress scenario specified by supervisors. The second standard is the Net Stable Funding Ratio (NSFR). The NSFR is structured to ensure that long term assets are funded with at least a minimum amount of stable liabilities in relation to their liquidity risk profiles. It aims to encourage better assessment of liquidity risk across all on- and off-balance sheet items. The Basel Committee on Banking Supervision expects the LCR to be implemented beginning in January 2015 and the NSFR beginning in January 2018. We continue to monitor the potential impacts of these developments and expect to be able to meet the final requirements.
Funding Strategy
Liquidity and ongoing profitability are largely dependent on our timely and cost effective access to retail deposits and funding in different segments of the capital markets. We continue to be focused on maintaining and enhancing our liquidity. Our funding strategy largely focuses on the development of diversified funding sources across a global investor base to meet all our liquidity needs throughout different market cycles, including periods of financial distress. These funding sources include unsecured debt capital markets, unsecured retail term notes, public and private asset-backed securitizations, whole-loan asset sales, domestic and international committed and uncommitted credit facilities, brokered certificates of deposits, and retail deposits. We also supplement these sources with a modest amount of short-term borrowings, including Demand Notes, unsecured bank loans, and repurchase arrangements. The diversity of our funding sources enhances funding flexibility, limits dependence on any one source, and results in a more cost-effective funding strategy over the long term. We evaluate funding markets on an ongoing basis to achieve an appropriate balance of unsecured and secured funding sources and the maturity profiles of both. In addition, we further distinguish our funding strategy between Ally Bank funding and parent company or nonbank funding.
The FDIC indicated that it expected us to diversify Ally Bank's overall funding in order to reduce reliance on any one source of funding and to achieve a well-balanced funding portfolio across a spectrum of risk, duration, and cost of funds characteristics. Over the past few years,

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

we have been focused on diversifying our funding sources, in particular at Ally Bank by growing retail deposits, expanding public and private securitization programs, extending the maturity profile of our brokered deposit portfolio while not exceeding a $10 billion portfolio, establishing repurchase agreements, and continuing to access funds from the Federal Home Loan Banks.
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
Ally Bank
Ally Bank raises deposits directly from customers through the direct banking channel via the internet and over the telephone. These deposits provide our automotive finance and mortgage loan operations with a stable and low-cost funding source. At September 30, 2012, Ally Bank had $44.5 billion of total external deposits, including $32.1 billion of retail deposits.
At September 30, 2012, Ally Bank maintained cash liquidity of $7.1 billion and unencumbered highly liquid U.S. federal government and U.S. agency securities of $5.4 billion. In addition, at September 30, 2012, Ally Bank had unused capacity in committed secured funding facilities of $6.7 billion, including an equal allocation of shared unused capacity of $4 billion from a facility also available to the parent company. Our ability to access this unused capacity depends on having eligible assets to collateralize the incremental funding and, in some instances, the execution of interest rate hedges.
Maximizing bank funding continues to be a key part of our long-term liquidity strategy. We have made significant progress in migrating assets to Ally Bank and growing our retail deposit base since becoming a bank holding company in December 2008. Retail deposit growth is key to further reducing our cost of funds and decreasing our reliance on the capital markets. We believe deposits provide a stable, low-cost source of funds that are less sensitive to interest rate changes, market volatility, or changes in our credit ratings when compared to other funding sources. We have continued to expand our deposit gathering efforts through our direct and indirect marketing channels. Current retail product offerings consist of a variety of products including certificates of deposits (CDs), savings accounts, money market accounts, IRA deposit products, as well as an interest checking product. In addition, we utilize brokered deposits, which are obtained through third-party intermediaries. In the first nine months of 2012, the deposit base at Ally Bank grew $4.9 billion, ending the quarter at $44.5 billion from $39.6 billion at December 31, 2011. The growth in deposits has been primarily attributable to our retail deposit portfolio. Strong retention rates continue to materially contribute to our growth in retail deposits. In the third quarter of 2012, we retained 91% of maturing CD balances up for renewal in the same period. In addition to retail and brokered deposits, Ally Bank had access to funding through a variety of other sources including FHLB advances, public securitizations, private secured funding arrangements, and the Federal Reserve's Discount Window. At September 30, 2012, debt outstanding from the FHLB totaled $4.3 billion with no debt outstanding from the Federal Reserve. Also, as part of our liquidity and funding plans, Ally Bank utilizes certain securities as collateral to access funding from repurchase agreements with third parties. Repurchase agreements are generally short-term. Funding from repurchase agreements is accounted for as debt on our Condensed Consolidated Balance Sheet. At September 30, 2012, Ally Bank had no debt outstanding under repurchase agreements.
Refer to Note 13 to the Condensed Consolidated Financial Statements for a summary of deposit funding by type.
The following table shows Ally Bank's number of accounts and deposit balances by type as of the end of each quarter since 2011.

($ in millions)	3rd Quarter 2012	2nd Quarter 2012	1st Quarter 2012	4th Quarter 2011	3rd Quarter 2011	2nd Quarter 2011	1st Quarter 2011
Number of retail accounts	1,142,837	1,082,753	1,036,468	976,877	919,670	851,991	798,622
Deposits
Retail	$32,139	$30,403	$29,323	$27,685	$26,254	$24,562	$23,469
Brokered	9,882	9,905	9,884	9,890	9,911	9,903	9,836
Other (a)	2,487	2,411	2,314	2,029	2,704	2,405	2,064
Total deposits	$44,508	$42,719	$41,521	$39,604	$38,869	$36,870	35,369

(a)	Other deposits include mortgage escrow and other deposits (excluding intercompany deposits).
In addition to building a larger deposit base, we continue to remain active in the securitization markets to finance our Ally Bank automotive loan portfolios. During the third quarter of 2012, Ally Bank completed four term securitization transactions backed by retail and dealer floorplan automotive loans and lease notes raising $3.4 billion. As part of the quarterly securitizations, Ally Bank successfully completed its first public lease transaction which raised $1.3 billion. Securitization has proven to be a reliable and cost-effective funding source. Additionally, for retail automotive loans and lease notes, the term structure of the transaction locks in funding for a specified pool of loans and leases for the life of the underlying asset creating an effective tool for managing interest rate and liquidity risk. We manage the execution risk arising from secured funding by maintaining a diverse investor base and maintaining capacity in our committed secured facilities. At September 30, 2012, Ally Bank had exclusive access to $8.5 billion from committed credit facilities. Ally Bank also had access to a $4.1 billion committed facility that is shared with the parent company.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Nonbank Funding
At September 30, 2012, the parent company maintained liquid cash in the amount of $8.8 billion and available liquidity from unused capacity in committed credit facilities of $13.8 billion, including an equal allocation of shared unused capacity of $4 billion from a facility also available to Ally Bank. Parent company funding is defined as our consolidated operations less our Insurance operations and Ally Bank. The unused capacity amount at September 30, 2012 also includes $3.1 billion of availability that is sourced from certain committed funding arrangements generally reliant upon the origination of future automotive receivables over the next twelve months. Our ability to access unused capacity in secured facilities depends on the availability of eligible assets to collateralize the incremental funding and, in some instances, the funding also relies on the execution of interest rate hedges. Funding sources at the parent company generally consist of longer-term unsecured debt,unsecured retail term notes, committed credit facilities, asset-backed securitizations, and a modest amount of short-term borrowings.
In the third quarter of 2012, we completed one transaction totaling $600 million in funding through the debt capital markets. We will continue to access the unsecured debt capital markets on an opportunistic basis to help pre-fund upcoming debt maturities. In addition, we have short-term and long-term unsecured debt outstanding from a legacy retail term note program known as SmartNotes. This program generally consisted of fixed-rate instruments with fixed-maturity dates ranging from 9 months to 30 years that were issued through a network of participating broker-dealers. During the third quarter of 2012, we launched a new retail term note program know as Ally Term Notes. There were $8.2 billion and $9.0 billion of combined retail term notes outstanding at September 30, 2012, and December 31, 2011, respectively.
We also obtain unsecured funding from the sale of floating-rate demand notes under our Demand Notes program. The holder has the option to require us to redeem these notes at any time without restriction. Demand Notes outstanding were $3.1 billion at September 30, 2012, compared to $2.8 billion at December 31, 2011. Unsecured short-term bank loans also provide short-term funding. At September 30, 2012, we had $4.0 billion in short-term unsecured debt outstanding, a decrease of $0.6 billion from December 31, 2011. Refer to Note 14 and Note 15 to the Condensed Consolidated Financial Statements for additional information about our outstanding short-term borrowings and long-term unsecured debt, respectively.
Secured funding continues to be a significant source of financing at the parent company. In the third quarter, the parent company completed automotive-related transactions that included the renewal and extension of $5.6 billion of committed secured funding capacity, the creation of incremental private secured funding capacity totaling $1.1 billion, and a $469 million public term securitization in Europe. We continue to maintain significant funding capacity at the parent company to fund automotive-related assets, including a $7.5 billion syndicated facility that can fund U.S. and Canadian automotive retail and commercial loans, as well as leases. On March 19, 2012, this facility was renewed by a syndicate of nineteen lenders and extended such that half of the capacity will mature in March 2013 and the other half will mature in March 2014. In addition to this facility, there are a variety of others that provide funding in various countries. At September 30, 2012, the parent company had $30.4 billion of exclusive commitments globally in various facilities secured by automotive assets. The parent company also had access to a $4.1 billion committed facility that is shared with the Ally Bank.
Recent Funding Developments
During the first nine months of 2012, we completed funding transactions totaling nearly $23 billion and we renewed key existing funding facilities as we realized access to both the public and private markets. Key funding highlights from 2012 were as follows:

•	We accessed the unsecured debt capital markets in February, June, and August and raised $3.1 billion.

•
In the first nine months of 2012, we have continued to access the public asset-backed securitization markets completing nine U.S. transactions that raised $9.5 billion. Included with the total amount is Ally Bank's inaugural term lease transaction in the U.S. totaling $1.3 billion in funding. Additionally, we completed European and Canadian (retail and dealer floorplan) transactions that raised $1.1 billion and $516 million, respectively.

•	We created $5.5 billion of new private capacity to fund automotive assets.

•
We renewed and extended $22 billion of key automotive funding facilities. The automotive facility renewal amount includes the March 2012 refinancing of $15.0 billion in credit facilities at both the parent company and Ally Bank with a syndicate of nineteen lenders. The $15.0 billion capacity is secured by retail, lease and dealer floorplan automotive assets and is allocated to two separate $7.5 billion facilities, one of which is available to the parent company and a Canadian subsidiary while the other is available to Ally Bank. After the refinancing, half of the capacity matures in March 2013 and the other half matures in March 2014.

On October 30, 2012, we repaid $2.9 billion in debt issued under the FDIC's Temporary Liquidity Guarantee Program. We issued this debt on October 30, 2009 with a maturity date of October 30, 2012. The final Ally debt issuance guaranteed under the TLGP is scheduled to be repaid in December 2012 and totals $4.5 billion.

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

($ in millions)	Bank	Nonbank	Total	%
September 30, 2012
Secured financings	$27,882	$24,643	$52,525	36
Institutional term debt	—	22,075	22,075	15
Retail debt programs (a)	—	13,735	13,735	10
Temporary Liquidity Guarantee Program (b)	—	7,400	7,400	5
Bank loans and other	1	2,067	2,068	1
Total debt (c)	27,883	69,920	97,803	67
Deposits (d)	44,508	5,364	49,872	33
Total on-balance sheet funding	$72,391	$75,284	$147,675	100
December 31, 2011
Secured financings	$25,533	$27,432	$52,965	37
Institutional term debt	—	22,456	22,456	15
Retail debt programs (a)	—	14,148	14,148	10
Temporary Liquidity Guarantee Program (b)	—	7,400	7,400	5
Bank loans and other	1	2,446	2,447	2
Total debt (c)	25,534	73,882	99,416	69
Deposits (d)	39,604	5,446	45,050	31
Total on-balance sheet funding	$65,138	$79,328	$144,466	100
Off-balance sheet securitizations
Mortgage loans	$—	$60,630	$60,630
Total off-balance sheet securitizations	$—	$60,630	$60,630

(a)	Primarily includes $8.2 billion and $9.0 billion of Retail Term Notes at September 30, 2012 and December 31, 2011, respectively.

(b)	This will mature in the fourth quarter of 2012.

(c)	Excludes fair value adjustment as described in Note 15 to the Condensed Consolidated Financial Statements.

(d)	Bank deposits include retail, brokered, mortgage escrow, and other deposits. Nonbank deposits include dealer wholesale deposits and deposits at ResMor Trust. Intercompany deposits are not included.
Refer to Note 15 to the Condensed Consolidated Financial Statements for a summary of the scheduled maturity of long-term debt at September 30, 2012. We have significant maturities of debt each year. Additional funding will be required to fund a material portion of the debt maturities over these periods.
Funding Facilities
We utilize both committed and uncommitted credit facilities. The financial institutions providing the uncommitted facilities are not contractually obligated to advance funds under them. The amounts outstanding under our various funding facilities are included on our Condensed Consolidated Balance Sheet.
The total capacity in our committed funding facilities is provided by banks and other financial institutions through private transactions. The committed secured funding facilities can be revolving in nature and allow for additional funding during the commitment period, or they can be amortizing and do not allow for any further funding after the closing date. At September 30, 2012, $33.6 billion of our $43.2 billion of committed capacity was revolving. Our revolving facilities generally have an original tenor ranging from 364 days to two years. As of September 30, 2012, we had $13.3 billion of committed funding capacity from revolving facilities with a remaining tenor greater than 364 days.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Committed Funding Facilities

	Outstanding		Unused capacity (a)		Total capacity
($ in billions)	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Bank funding
Secured - U.S.	$3.8	$5.8	$4.7	$3.7	$8.5	$9.5
Nonbank funding
Unsecured
Automotive Finance operations — U.S.	—	—	—	0.5	—	0.5
Automotive — International	0.1	0.3	0.1	—	0.2	0.3
Secured
Automotive — U.S. (b) (c)	8.5	4.2	8.9	10.2	17.4	14.4
Automotive — International (b)	10.2	10.1	2.8	3.0	13.0	13.1
Mortgage operations	—	0.7	—	0.5	—	1.2
Total nonbank funding	18.8	15.3	11.8	14.2	30.6	29.5
Shared capacity (d)
U.S.	—	1.5	4.0	2.5	4.0	4.0
International	0.1	0.1	—	—	0.1	0.1
Total committed facilities	$22.7	$22.7	$20.5	$20.4	$43.2	$43.1

(a)
Funding from committed secured facilities is available on request in the event excess collateral resides in certain facilities or is available to the extent incremental collateral is available and contributed to the facilities.

(b)
Total unused capacity includes $3.1 billion as of September 30, 2012, and $4.9 billion as of December 31, 2011, from certain committed funding arrangements that are generally reliant upon the origination of future automotive receivables and that are available in 2012 and 2013.

(c)	Includes the secured facilities of Ally Commercial Finance, LLC.

(d)	Funding is generally available for assets originated by Ally Bank or the parent company, Ally Financial Inc.
Uncommitted Funding Facilities

	Outstanding		Unused capacity		Total capacity
($ in billions)	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Bank funding
Secured — U.S.
Federal Reserve funding programs	$—	$—	$2.0	$3.2	$2.0	$3.2
FHLB advances	4.3	5.4	0.8	—	5.1	5.4
Total bank funding	4.3	5.4	2.8	3.2	7.1	8.6
Nonbank funding
Unsecured
Automotive Finance operations — International	1.7	1.9	0.8	0.5	2.5	2.4
Secured
Automotive Finance operations — International	0.1	0.1	0.1	0.1	0.2	0.2
Mortgage operations	—	—	—	0.1	—	0.1
Total nonbank funding	1.8	2.0	0.9	0.7	2.7	2.7
Total uncommitted facilities	$6.1	$7.4	$3.7	$3.9	$9.8	$11.3
Ally Bank Funding Facilities
Facilities for Automotive Finance Operations — Secured
At September 30, 2012, Ally Bank had exclusive access to $8.5 billion from committed credit facilities. Ally Bank's largest facility is a $7.5 billion revolving syndicated credit facility secured by automotive receivables. During the first quarter of 2012, we renewed this facility with half of this facility maturing in March 2013, and the remainder maturing in March 2014. At September 30, 2012, the amount outstanding

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

under this facility was $3.8 billion. Ally Bank also had access to a $4.1 billion committed facility that is shared with the parent company, which was renewed and increased at the end of September 2012. In the event these facilities are not renewed in the future, the outstanding debt will be repaid over time as the underlying collateral amortizes.
Nonbank Funding Facilities
Facilities for Automotive Finance Operations — Unsecured
Revolving credit facilities —  We maintain $155 million in committed unsecured bank facilities in our international operations, most of which mature in March 2013.
Facilities for Automotive Finance Operations — Secured
The parent company's largest facility is a $7.5 billion revolving syndicated credit facility secured by U.S. and Canadian automotive receivables. During the first quarter of 2012, we renewed this facility with half of this facility maturing in March 2013, and the remainder maturing in March 2014. In the event this facility is not renewed at maturity, the outstanding debt will be repaid over time as the underlying collateral amortizes. At September 30, 2012, there was $3.8 billion outstanding under this facility.
In addition to our syndicated revolving credit facility, we also maintain various bilateral and multilateral secured credit facilities in multiple countries that fund our Automotive Finance operations. These are primarily private securitization facilities that fund a specific pool of automotive assets. Many of the facilities have revolving commitments and allow for the funding of additional assets during the commitment period. At September 30, 2012, the parent company maintained exclusive access to $30.4 billion of committed secured credit facilities and forward purchase commitments to fund automotive assets, and also had access to a $4.1 billion committed facility that is shared with Ally Bank which was increased and renewed at the end of September 2012.
Cash Flows
Net cash provided by operating activities was $4.8 billion for the nine months ended September 30, 2012, compared to $5.8 billion for the same period in 2011. During the nine months ended September 30, 2012, the net cash inflow from sales and repayment of mortgage and automotive loans held-for-sale exceeded cash outflow from new originations and purchases of such loans by $1.6 billion. During the nine months ended September 30, 2011, this activity resulted in a net cash inflow of $2.0 billion.
Net cash used in investing activities was $7.7 billion for the nine months ended September 30, 2012, compared to $6.8 billion for the same period in 2011. The net cash outflow from finance receivables and loans decreased $2.2 billion for the nine months ended September 30, 2012, compared to the same period in 2011. The cash outflow to purchase operating lease assets exceeded cash inflows from disposals of such assets by $4.3 billion for the nine months ended September 30, 2012, compared to a net cash outflow of $0.5 billion for the nine months ended September 30, 2011. The increase in net cash outflows associated with leasing activities compared to the prior year was primarily due to a decrease in cash received on lease dispositions. Cash received from sales and maturities of available-for-sale investment securities, net of purchases, increased $1.3 billion during the nine months ended September 30, 2012, compared to the same period in 2011.
Net cash provided by financing activities for the nine months ended September 30, 2012, totaled $7.0 billion, compared to $5.9 billion in the same period in 2011. Cash used to repay short-term debt increased $0.4 billion in the nine months ended September 30, 2012, compared to the same period in 2011. Cash generated from long-term debt issuances exceeded cash used to repay such debt by $4.6 billion for the nine months ended September 30, 2012, compared to $2.3 billion for the same period in 2011.
Capital Planning and Stress Tests
As a bank holding company with $50 billion or more of consolidated assets, Ally is required to conduct periodic stress tests and submit a proposed capital action plan to the FRB every January, which the FRB must take action on by the following March. The proposed capital action plan must include a description of all planned capital actions over a nine-quarter planning horizon, including any issuance of a debt or equity capital instrument, any capital distribution, and any similar action that the FRB determines could have an impact on Ally's consolidated capital. The proposed capital action plan must also include a discussion of how Ally will maintain capital above the minimum regulatory capital ratios and above a Tier 1 common equity-to-total risk-weighted assets ratio of 5 percent, and serve as a source of strength to Ally Bank. The FRB must approve Ally's proposed capital action plan before Ally may take any proposed capital action covered by the new regime. Ally submitted its annual capital plan in January 2012, and then submitted a revised capital plan in June of 2012. In connection with its reviews, the FRB provided notice of non-objection to Ally's planned preferred dividends and interest on the trust preferred securities and subordinated debt. We continue to have active, frequent and constructive dialogue with the FRB, and expect to submit our next official annual capital plan in January 2013.
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
The contemplated Plan, a draft of which has been submitted to the Bankruptcy Court, is subject to negotiation with certain of the Debtors’ creditors (as directed by the Bankruptcy Court) and Bankruptcy Court approval. It is based on a settlement (the Settlement) that provides for the release of all existing or potential causes of action between AFI and the Debtors, as well as a release of all existing or potential ResCap-related causes of action against AFI held by third parties. A significant portion of our representation and warranty reserve was eliminated. Related to the deconsolidation of ResCap, Ally Bank was allocated a representation and warranty reserve, which was $127 million at September 30, 2012 with respect to Ally Bank's sold and serviced loans. No other representation and warranty exposure would exist if the Bankruptcy Court were to approve the Plan and the Settlement and they became effective.
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
Originations
Since 2009, we have focused primarily on originating domestic prime conforming and government-insured mortgages. Representation and warranty risk-mitigation strategies include, but are not limited to, pursuing settlements with investors where economically beneficial in order to resolve a pipeline of demands in lieu of loan-by-loan assessments that could result in repurchasing loans, aggressively contesting claims we do not consider valid (rescinding claims), or seeking recourse against correspondent lenders from whom we purchased loans

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

wherever appropriate.
The following table summarizes domestic mortgage loans sold by ResCap where Ally Bank maintained the mortgage servicing rights; and following the deconsolidation of ResCap, the loans sold by Ally Bank. The following table presents domestic mortgage loans sold categorized by GSE (original unpaid principal balance).

	Nine months ended September 30,	Year ended December 31,
($ in billions)	2012	2011	2010	2009	2008	2007
Fannie Mae	$15.1	$33.8	$35.2	$21.1	$17.7	$6.7
Freddie Mac	4.8	15.8	15.7	8.5	8.6	2.3
Total sales (a)	$19.9	$49.6	$50.9	$29.6	$26.3	$9.0

(a)	Representation and warranty obligations vary by loan and may not apply to all loans sold by Ally Bank.
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
At the time a loan is sold, an estimate of the fair value of the liability is recorded and classified in accrued expenses and other liabilities on our Condensed Consolidated Balance Sheet and recorded as a component of gain (loss) on mortgage and automotive loans, net, in our Condensed Consolidated Statement of Comprehensive Income. We recognize changes in the liability when additional relevant information becomes available. Changes in the estimate are recorded as other operating expenses in our Condensed Consolidated Statement of Comprehensive Income. The repurchase reserve at September 30, 2012, relates exclusively to GSE exposure.
Ally Bank experienced an increase in new claims for the three months and nine months ended September 30, 2012 compared to the same periods in 2011. The increase in repurchase claims from Fannie Mae was primarily for loans originated in 2007 and 2008 prior to enhanced underwriting standards. A material portion of new claim activity continues to be driven by claims associated with missing documents, which have historically had high rescission rates. The following tables present Ally Bank's new claims by GSEs (original unpaid principal balance).

Three months ended September 30, ($ in millions)	2012	2011
Fannie Mae	$91	$61
Freddie Mac	22	36
Total claims	$113	$97

Nine months ended September 30, ($ in millions)	2012	2011
Fannie Mae	$221	$160
Freddie Mac	86	145
Total claims	$307	$305
The following table presents the total number and original unpaid principal balance of loans related to unresolved representation and warranty demands (indemnification claims or repurchase demands). The table includes demands that we have requested be rescinded but have not been agreed to by the investor. Total unresolved representation and warranty demands where Ally Bank has requested the investor to rescind increased to $39 million or 40% of outstanding claims at September 30, 2012, compared to $11 million or 24% of outstanding claims at December 31, 2011.

	September 30, 2012		December 31, 2011
($ in millions)	Number of Loans	Original UPB of Loans	Number of Loans	Original UPB of Loans
Fannie Mae	364	$81	72	$15
Freddie Mac	74	17	138	31
Total number of loans and unpaid principal balance	438	$98	210	$46

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Repurchase Process
After receiving a claim under representation and warranty obligations, Ally Bank will review the claim to determine the appropriate response (e.g., appeal and provide or request additional information) and take appropriate action (rescind, repurchase the loan, or remit indemnification payment). Historically, repurchase demands were generally related to loans that became delinquent within the first few years following origination. As a result of market developments over the past several years, investor repurchase demand behavior has changed significantly. GSEs are more likely to submit claims for loans at any point in the loan's life cycle, including requests for loans that become delinquent or loans that incur a loss. Representation and warranty claims are generally reviewed on a loan-by-loan basis to validate if there has been a breach requiring a potential repurchase or indemnification payment. Ally Bank actively contests claims to the extent they are not considered valid. Ally Bank is not required to repurchase a loan or provide an indemnification payment where claims are not valid.
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
The following table presents Ally Bank's new claims by vintage (original unpaid principal balance).

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2012	2011	2012	2011
Pre 2008	$25	$10	$59	$33
2008	55	44	154	115
Post 2008	33	43	94	157
Total claims	$113	$97	$307	$305
Private Mortgage Insurance
Mortgage insurance is required for certain consumer mortgage loans sold to the GSEs and certain securitization trusts. Mortgage insurance is typically required for first-lien consumer mortgage loans having a loan-to-value ratio at origination of greater than 80 percent. Mortgage insurers are, in certain circumstances, permitted to rescind existing mortgage insurance that covers consumer loans if they demonstrate certain loan underwriting requirements have not been met. Upon receipt of a rescission notice, Ally Bank will assess the notice and, if appropriate, refute the notice, or if the notice cannot be refuted, Ally Bank attempts to remedy the defect. In the event the mortgage insurance cannot be reinstated, Ally Bank may be obligated to repurchase the loan or provide an indemnification payment in the event of a loss, subject to contractual limitations. While Ally Bank makes every effort to reinstate the mortgage insurance, it has had limited success and as a result, most of these requests result in rescission of the mortgage insurance. At September 30, 2012, Ally Bank has approximately $9 million in original unpaid principal balance of outstanding mortgage insurance rescission notices where it has not received a repurchase demand. However, this unpaid principal amount is not representative of expected future losses.

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
Based on events that occurred during the third quarter, we made the following update to our determination of provision for income taxes critical accounting estimates disclosed in our 2011 Annual Report on Form 10-K.

•
Determination of provision for income taxes — Our income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management's best assessment of estimated future taxes to be paid. We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.

Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating our ability to recover our deferred tax assets within the tax jurisdiction from which they arise we consider all available positive and negative evidence including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, we begin with historical results adjusted for the results of discontinued operations and changes in accounting policies and incorporate assumptions including the amount of future state, federal and foreign pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses.

In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss). Our cumulative pretax losses in the three-year period ending with the current quarter are significant objectively verifiable negative evidence regarding future profitability. Consistent with the accounting guidance, we give significant weight to cumulative losses in recent years in our evaluation of the need for a full valuation allowance.

The weight of the negative evidence stemming from U.S. cumulative losses in recent years continues to decrease as losses incurred during 2009 become more distant, and our more recent profitability in the United States continues. Furthermore, based on current projections, we expect to be in a cumulative profit position in the United States for the three year-period ending December 31, 2012. This would represent a significant change in available evidence in the United States as compared to September 30, 2012. As a result, it is likely that we will reverse approximately $1.1 billion to $1.4 billion of our U.S. valuation allowance in the fourth quarter of 2012, which would favorably affect net income and equity in that period. The portion of the U.S. valuation allowance that likely will be retained relates primarily to deferred tax assets associated with capital loss and foreign tax credit carry forwards.
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

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

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

($ in millions)	September 30, 2012	December 31, 2011
Assets at fair value	$21,680	$30,172
As a percentage of total assets	12%	16%
Liabilities at fair value	$4,711	$6,299
As a percentage of total liabilities	3%	4%
Assets at fair value using Level 3 inputs	$1,487	$4,666
As a percentage of assets at fair value	7%	15%
Liabilities at fair value using Level 3 inputs	$34	$878
As a percentage of liabilities at fair value	1%	14%
Level 3 assets declined 68% or $3.2 billion primarily due to the deconsolidation of ResCap during the nine months ended September 30, 2012, which resulted in a significant decline in mortgage servicing rights, mortgage loans held-for-sale, net, and consumer mortgage finance receivables and loans, net. Refer to Note 1 to the Condensed Consolidated Financial Statements. As the value of the consumer mortgage finance receivables and loan, net, declined, the value of the related on-balance sheet securitization debt also declined, which was the primary reason Level 3 liabilities declined by 96% or $844 million.
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
Net Interest Margin Table
The following table presents an analysis of net interest margin excluding discontinued operations for the periods shown.

	2012			2011			Increase (decrease) due to (a)
Three months ended September 30, ($ in millions)	Average balance (b)	Interest income/ interest expense	Yield/ rate	Average balance (b)	Interest income/ interest expense	Yield/ rate	Volume	Yield/rate	Total
Assets
Interest-bearing cash and cash equivalents	$15,648	$22	0.56%	$13,373	$14	0.42%	$3	$5	$8
Trading assets	—	—	—	351	4	4.52	(4)	—	(4)
Investment securities (c)	12,395	67	2.15	13,814	96	2.76	(9)	(20)	(29)
Loans held-for-sale, net	2,731	22	3.20	9,654	86	3.53	(56)	(8)	(64)
Finance receivables and loans, net (d)	120,634	1,651	5.44	112,478	1,680	5.93	117	(146)	(29)
Investment in operating leases, net (e)	11,943	281	9.36	9,040	254	11.15	73	(46)	27
Total interest-earning assets	163,351	2,043	4.98	158,710	2,134	5.33	124	(215)	(91)
Noninterest-bearing cash and cash equivalents	1,582			1,321
Other assets	18,923			27,565
Allowance for loan losses	(1,428)			(1,737)
Total assets	$182,428			$185,859
Liabilities
Interest-bearing deposit liabilities	$46,378	$185	1.59%	$42,131	$179	1.69%	$17	$(11)	$6
Short-term borrowings	5,935	46	3.08	7,320	61	3.31	(11)	(4)	(15)
Long-term debt (f) (g) (h)	91,477	1,041	4.53	92,313	1,293	5.56	(12)	(240)	(252)
Total interest-bearing liabilities (f) (g) (i)	143,790	1,272	3.52	141,764	1,533	4.29	(6)	(255)	(261)
Noninterest-bearing deposit liabilities	2,504			2,509
Total funding sources (g) (j)	146,294	1,272	3.46	144,273	1,533	4.22
Other liabilities	17,615			21,529
Total liabilities	163,909			165,802
Total equity	18,519			20,057
Total liabilities and equity	$182,428			$185,859
Net financing revenue		$771			$601		$130	$40	$170
Net interest spread (k)			1.46%			1.04%
Net interest spread excluding original issue discount (k)			1.71			1.73
Net interest spread excluding original issue discount and including noninterest bearing deposit liabilities (k)			1.77			1.79
Net yield on interest-earning assets (l)			1.88			1.50
Net yield on interest-earning assets excluding original issue discount (l)			2.06			2.06

(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.

(b)	Average balances are calculated using a combination of monthly and daily average methodologies.

(c)
Excludes income on equity investments of $6 million during both the three months ended September 30, 2012 and 2011. Yields on available-for-sale debt securities are based on fair value as opposed to historical cost.

(d)
Nonperforming finance receivables and loans are included in the average balances. For information on our accounting policies regarding nonperforming status, refer to Note 1 to the Consolidated Financial Statements in our 2011 Annual Report on Form 10-K.

(e)
Includes gains on sale of $47 million and $76 million during the three months ended September 30, 2012 and 2011, respectively. Excluding these gains on sale, the annualized yield would be 7.79% and 7.81% at September 30, 2012 and 2011, respectively.

(f)	Includes the effects of derivative financial instruments designated as hedges.

(g)
Average balance includes $1,873 million and $2,363 million related to original issue discount at September 30, 2012 and 2011, respectively. Interest expense includes original issue discount amortization of $76 million and $225 million during the three months ended September 30, 2012 and 2011, respectively.

(h)	Excluding original issue discount the rate on long-term debt was 4.11% and 4.48% at September 30, 2012 and 2011, respectively.

(i)	Excluding original issue discount the rate on total interest-bearing liabilities was 3.27% and 3.60% at September 30, 2012 and 2011, respectively.

(j)	Excluding original issue discount the rate on total funding sources was 3.21% and 3.54% at September 30, 2012 and 2011, respectively.

(k)	Net interest spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

(l)	Net yield on interest-earning assets represents net financing revenue as a percentage of total interest-earning assets.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

	2012			2011			Increase (decrease) due to (a)
Nine months ended September 30, ($ in millions)	Average balance (b)	Interest income/ interest expense	Yield/ rate	Average balance (b)	Interest income/ interest expense	Yield/ rate	Volume	Yield/rate	Total
Assets
Interest-bearing cash and cash equivalents	$12,978	$54	0.56%	$12,776	$41	0.43%	$1	$12	$13
Trading assets	364	13	4.77	272	10	4.92	3	—	3
Investment securities (c)	13,108	225	2.29	14,236	294	2.76	(22)	(47)	(69)
Loans held-for-sale, net	4,913	131	3.56	8,953	256	3.82	(109)	(16)	(125)
Finance receivables and loans, net (d)	119,995	5,020	5.59	109,498	4,976	6.08	456	(412)	44
Investment in operating leases, net (e)	10,746	789	9.81	8,997	1,061	15.77	180	(452)	(272)
Total interest-earning assets	162,104	6,232	5.14	154,732	6,638	5.74	509	(915)	(406)
Noninterest-bearing cash and cash equivalents	2,092			1,125
Other assets	21,114			25,486
Allowance for loan losses	(1,484)			(1,805)
Total assets	$183,826			$179,538
Liabilities
Interest-bearing deposit liabilities	$45,501	$555	1.63%	$40,233	$516	1.71%	$65	$(26)	$39
Short-term borrowings	6,735	181	3.59	7,233	240	4.44	(16)	(43)	(59)
Long-term debt (f) (g) (h)	92,376	3,286	4.75	90,012	4,030	5.99	103	(847)	(744)
Total interest-bearing liabilities (f) (g) (i)	144,612	4,022	3.72	137,478	4,786	4.65	152	(916)	(764)
Noninterest-bearing deposit liabilities	2,297			2,232
Total funding sources (g) (j)	146,909	4,022	3.66	139,710	4,786	4.58
Other liabilities	17,937			19,414
Total liabilities	164,846			159,124
Total equity	18,980			20,414
Total liabilities and equity	$183,826			$179,538
Net financing revenue		$2,210			$1,852		$357	$1	$358
Net interest spread (k)			1.42%			1.09%
Net interest spread excluding original issue discount (k)			1.73			1.91
Net interest spread excluding original issue discount and including noninterest bearing deposit liabilities (k)			1.78			1.97
Net yield on interest-earning assets (l)			1.82			1.60
Net yield on interest-earning assets excluding original issue discount (l)			2.05			2.27

(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.

(b)	Average balances are calculated using a combination of monthly and daily average methodologies.

(c)
Excludes income on equity investments of $18 million and $17 million during the nine months ended September 30, 2012 and 2011, respectively. Yields on available-for-sale debt securities are based on fair value as opposed to historical cost.

(d)
Nonperforming finance receivables and loans are included in the average balances. For information on our accounting policies regarding nonperforming status, refer to Note 1 to the Consolidated Financial Statements in our 2011 Annual Report on Form 10-K.

(e)
Includes gains on sale of $155 million and $361 million during the nine months ended September 30, 2012 and 2011, respectively. Excluding these gains on sale, the annualized yield would be 7.88% and 10.40% at September 30, 2012 and 2011, respectively.

(f)	Includes the effects of derivative financial instruments designated as hedges.

(g)
Average balance includes $1,966 million and $2,630 million related to original issue discount at September 30, 2012 and 2011, respectively. Interest expense includes original issue discount amortization of $280 million and $775 million during the nine months ended September 30, 2012 and 2011, respectively.

(h)	Excluding original issue discount the rate on long-term debt was 4.26% and 4.70% at September 30, 2012 and 2011, respectively.

(i)	Excluding original issue discount the rate on total interest-bearing liabilities was 3.41% and 3.83% at September 30, 2012 and 2011, respectively.

(j)	Excluding original issue discount the rate on total funding sources was 3.36% and 3.77% at September 30, 2012 and 2011, respectively.

(k)	Net interest spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

(l)	Net yield on interest-earning assets represents net financing revenue as a percentage of total interest-earning assets.

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
Item 1A.     Risk Factors
Other than with respect to the risk factor provided below, there have been no material changes to the Risk Factors described in our 2011 Annual Report on Form 10-K and subsequent quarterly reports on Form 10-Q for the three months ended March 31, 2012 and June 30, 2012.
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
There can be no assurance that the Bankruptcy Court will approve the Settlement. In particular, the Bankruptcy Court may not approve the proposed release of all existing or potential ResCap related causes of action against AFI held by third parties. The Plan and the Settlement are currently the subject of investigations by the Examiner and the Creditors' Committee, as described more fully below. Even if the Settlement is approved, there can be no assurance that the conditions to effectiveness of the Settlement will be satisfied. These conditions include, among other things, that the Plan and the order that confirms the Plan (the Confirmation Order) must incorporate the terms and conditions of the Settlement.
There can also be no assurance that the Bankruptcy Court will confirm the Plan, and, even if the Plan is confirmed, the consummation of the Plan is subject to several conditions, and there can be no assurance that the required conditions will be satisfied. The failure to do so would result in modifications to the Plan, or the pursuit of an alternative form of reorganization or liquidation. This could result in delay and significant expense, and any modifications to the Plan or other alternative may well be less favorable to AFI. Even if substantial elements of the Plan are confirmed by the Bankruptcy Court and all required conditions are satisfied, there could be significant litigation against AFI for any claims not released under the Plan. At the Bankruptcy Court's direction, the Plan is subject to negotiation with the Debtors' significant creditor constituents, including the Creditors' Committee, the Ad Hoc Group and AFI. Failure to obtain significant creditor support for the Plan may result in material modifications to the Plan and/or Settlement.
The Debtors currently expect to sell their mortgage origination and servicing business and certain other mortgage-related assets under section 363 of the Bankruptcy Code, and not as part of the Plan as was previously contemplated. If these asset sales occur outside of the Plan, as expected, it could have an adverse impact on the likelihood that the Bankruptcy Court would confirm the Plan as submitted.
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
The Settlement currently contemplates certain milestone requirements that the Debtors have failed to satisfy, including the Bankruptcy Court's entry of the Confirmation Order on or before October 31, 2012. Notwithstanding this, to date, AFI has continued to comply with the Plan Support Agreement. Pursuant to the terms of the Settlement, the failure to meet the October 31 milestone results in the Settlement's automatic termination. However, AFI and the Debtors have agreed to temporarily waive the automatic termination, but, each of AFI and the Debtors have preserved the right to rescind such waiver at any point in the future. The waiver will terminate on December 31, 2012 unless AFI and the Debtors otherwise agree in writing. If the Settlement were terminated on account of the Debtors' failure to satisfy these milestone requirements, except in limited circumstances, AFI would still be required to perform all of its obligations described above with respect to the Settlement, except that AFI would not make the $750 million cash contribution and would not be entitled to receive any releases from either the Debtors or any third party claimants. In addition, ResCap has the ability to terminate the Settlement and not seek confirmation of the Plan, in which case AFI would not be entitled to receive the releases. If AFI does not receive the releases described in Note 1, the Debtors and/or third party creditors are likely to assert substantial claims directly against AFI, which could have a material adverse impact on our results of operations, financial position or cash flows.
As of the Petition Date, ResCap had support for the Plan from the ad hoc steering committee representing ResCap's junior secured notes (Ad Hoc Committee) and, certain other noteholders together holding $791 million out of a total of approximately $2.1 billion of these notes. The Debtors have failed to satisfy certain milestone requirements in the Plan support agreement with the Ad Hoc Committee (Ad Hoc Committee PSA); and, on September 24, 2012, the official committee of unsecured creditors (the Committee) appointed in the Debtors' bankruptcy cases filed a motion seeking standing to challenge the validity of the liens on certain assets securing the junior secured notes,

Ally Financial Inc. • Form 10-Q

which are the liens that secure certain of AFI's loans to ResCap. On or about September 25, 2012, the junior secured noteholders terminated the Ad Hoc Committee PSA.
On June 4, 2012, Berkshire Hathaway Inc. filed a motion in the Bankruptcy Court for the appointment of an independent examiner to investigate, among other things, certain of the Debtors' transactions with AFI occurring prior to the Petition Date, any claims the Debtors may hold against AFI's officers and directors, and any claims the Debtors propose to release under the Plan. On June 18, 2012, the Bankruptcy Court approved the appointment of an examiner and, subsequently, the United States Trustee for the Southern District of New York appointed former bankruptcy judge Arthur J. Gonzalez, Esq. as the examiner. On July 27, 2012, the Bankruptcy Court entered an order approving the scope of the examiner's investigation. The investigation will include, among other things: (a) all material pre-petition transactions between or among the Debtors and AFI, Cerberus Capital Management, L.P. and its subsidiaries and affiliates, and/or Ally Bank; (b) certain post-petition negotiations and transactions with the Debtors, including with respect to plan sponsor, plan support, and settlement agreements, the debtor-in-possession financing with AFI, the stalking horse asset purchase agreement with AFI, and the servicing agreement with Ally Bank; (c) all state and federal law claims or causes of action the Debtors propose to release as part of the Plan; and (d) the release of all existing or potential ResCap-related causes of action against AFI held by third parties. As of September 30, 2012, the examiner's preliminary estimate regarding the time necessary for the examiner to complete his investigation and related report was at least six months from approximately August 6, 2012. Counsel to the examiner recently informed parties in interest that it would be requesting from the Bankruptcy Court an extended target date for issuance of the examiner’s report based upon completion of document production and witness interviews, rather than an approximation date. The examiner’s request may result in a delay for issuing the examiner’s report. The Bankruptcy Court is scheduled to hold a conference on November 5, 2012 to address the examiner's request. As a result of this, the Bankruptcy Court did not enter the Confirmation Order by the required October 31 deadline described above. While AFI and the Debtors have agreed to temporarily waive the automatic termination as described above, each of AFI and the Debtors have preserved the right to rescind such waiver at any point in the future, and the waiver will terminate on December 31, 2012 unless AFI and the Debtors otherwise agree in writing. If the waiver is rescinded or terminates, the Plan and the Settlement will terminate.
A failure of or interruption in, as well as, security risks of the communications and information systems on which we rely to conduct our business could adversely affect our revenues and profitability.
We rely heavily upon communications and information systems to conduct our business. Any failure or interruption of our information systems or the third-party information systems on which we rely as a result of inadequate or failed processes or systems, human errors, or external events could cause underwriting or other delays and could result in fewer applications being received, slower processing of applications, and reduced efficiency in servicing. In addition, our communication and information systems may present security risks, and could be susceptible to hacking or identity theft. For example, similar to other large financial institutions, Ally's website, ally.com, was recently the subject of cyber attacks that resulted in slow performance and unavailability of the website for some customers. The occurrence of any of these events could have a material adverse effect on our business.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.     Defaults upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
None.
Item 6.     Exhibits
The exhibits listed on the accompanying Index of Exhibits are filed as a part of this report. This Index is incorporated herein by reference.

Ally Financial Inc. • Form 10-Q

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 2nd day of November, 2012.

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