Form 10-K
period 2012-12-31
Ally Financial Inc.
filed 2013-03-01
CIK 40729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012 or
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
7.25% Notes due February 7, 2033
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
At February 28, 2013, the number of shares outstanding of the Registrant’s common stock was 1,330,970 shares.
Documents incorporated by reference. None.

INDEX
Ally Financial Inc. • Form 10-K

Part I
Ally Financial Inc. • Form 10-K

Item 1.    Business
General
Ally Financial Inc. (formerly GMAC Inc.) is a leading, independent, financial services firm with $182.3 billion in assets. Founded in 1919, we are a leading automotive financial services company with over 90 years of experience providing a broad array of financial products and services to automotive dealers and their customers. We became a bank holding company on December 24, 2008, under the Bank Holding Company Act of 1956, as amended (the BHC Act). Our banking subsidiary, Ally Bank, is an indirect wholly owned subsidiary of Ally Financial Inc. and a leading franchise in the growing direct (internet, telephone, mobile, and mail) banking market, with $46.9 billion of deposits at December 31, 2012. The terms “Ally,” “the Company,” “we,” “our,” and “us” refer to Ally Financial Inc. and its subsidiaries as a consolidated entity, except where it is clear that the terms means only Ally Financial Inc.
Our Business
Dealer Financial Services, which includes our Automotive Finance and Insurance operations, and Mortgage are our primary lines of business. Our Dealer Financial Services business is centered on our strong and longstanding relationships with automotive dealers and supports manufacturers with which we have marketing relationships and their marketing programs. Our Dealer Financial Services business serves the financial needs of almost 15,000 dealers with a wide range of financial services and insurance products. We believe our dealer-focused business model makes us the preferred automotive finance company for thousands of our automotive dealer customers. We have developed particularly strong relationships with thousands of dealers resulting from our longstanding relationship with General Motors Company (GM) and our relationship with Chrysler Group LLC (Chrysler), providing us with an extensive understanding of the operating needs of these dealers relative to other automotive finance companies. In addition, we have established specialized incentive programs that are designed to encourage dealers to direct more of their business to us.
Ally Bank, our direct banking platform, provides us with a stable and diversified low-cost funding source. Our focus is on building a stable deposit base driven by our compelling brand and strong value proposition. Ally Bank raises deposits directly from customers through the direct banking channel via the internet, over the telephone, and through mobile applications. Ally Bank offers a full spectrum of deposit product offerings including certificates of deposit, savings accounts, money market accounts, IRA (individual retirement account) deposit products, as well as an online checking product. We continue to expand the product offerings in our banking platform in order to meet customer needs. Ally Bank's assets and operating results are divided between our Automotive Finance operations and Mortgage operations based on its underlying business activities.
Our strategy is to extend our leading position in automotive finance in the United States by continuing to provide automotive dealers and their retail customers with premium service, a comprehensive product suite, consistent funding and competitive pricing, reflecting our commitment to the automotive industry. We are focused on expanding profitable dealer relationships, prudent earning asset growth, and higher risk-adjusted returns. Our growth strategy continues to focus on diversifying the franchise by expanding into different products as well as broadening our network of dealer relationships. During 2012, we continued to focus on the used vehicle market, which resulted in strong growth in used vehicle financing volume. We also seek to broaden and deepen the Ally Bank franchise, prudently growing stable, quality deposits while extending our foundation of products and providing a high level of customer service.
Strategic Actions
Subsidiaries' Bankruptcy Filings
On May 14, 2012, Residential Capital, LLC (ResCap) and certain of its wholly owned direct and indirect subsidiaries (collectively, the Debtors) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. In connection with the filings, Ally Financial Inc. and its direct and indirect subsidiaries and affiliates (excluding the Debtors) reached an agreement with the Debtors and certain creditor constituencies on a prearranged Chapter 11 plan, which is subject to bankruptcy court approval and certain other conditions. As a result of the bankruptcy filing, effective May 14, 2012 the Debtors were deconsolidated from our financial statements. For further details with respect to the bankruptcy and the deconsolidation, refer to Item 1A. Risk Factors and Note 1 to the Consolidated Financial Statements.
Sale of International Businesses
During 2012, we committed to sell substantially all of our remaining international businesses, which included automotive finance, insurance, and banking and deposit operations. On February 1, 2013, we completed the sale of our Canadian automotive finance operation to Royal Bank of Canada, and we expect the sales of our remaining international operations in Europe and Latin America, as well as our share in a joint venture in China, to close in stages throughout 2013. As a result of the sales, for all periods presented, the operating results for these operations have been removed from continuing operations. Refer to Note 2 and Note 31 to the Consolidated Financial Statements for more details.
Dealer Financial Services
Dealer Financial Services includes our Automotive Finance operations and Insurance operations. Our primary customers are automotive dealers, which are independently owned businesses. As part of the process of selling a vehicle, automotive dealers typically originate loans and leases to their retail customers. Dealers then select Ally or another automotive finance provider to which they sell loans and leases. References to consumer automobile loans in this document include installment sales financing unless the context suggests otherwise.

Ally Financial Inc. • Form 10-K

Our Dealer Financial Services operations offer a wide range of financial services and insurance products to almost 15,000 automotive dealerships and approximately 4 million of their retail customers. We have deep dealer relationships that have been built over our greater-than 90-year history. Our dealer-focused business model encourages dealers to use our broad range of products through incentive programs like our Ally Dealer Rewards program, which rewards individual dealers based on the depth and breadth of our relationship. During 2012, 73% of our U.S. automotive dealer customers received benefits under the Ally Dealer Rewards program, which was initiated in 2009. Our automotive finance services include providing retail installment sales contracts, loans, and leases, offering term loans to dealers, financing dealer floorplans and other lines of credit to dealers, fleet leasing, and vehicle remarketing services. We also offer retail vehicle service contracts and commercial insurance primarily covering dealers' wholesale vehicle inventories. We are a leading provider of vehicle service contracts and maintenance coverage.
Dealer Financial Services is supported by approximately 4,400 employees in the United States. A significant portion of our Dealer Financial Services business is conducted with or through GM- and Chrysler-franchised dealers and their customers.
Automotive Finance
Our Automotive Finance operations consist of automotive finance business generated primarily in the United States. At December 31, 2012, our Automotive Finance operations had $128.4 billion of assets and generated $3.1 billion of total net revenue in 2012. According to Experian Automotive, we were the largest independent provider of new retail automotive loans to franchised dealers in the United States during 2012. We have approximately 1,600 automotive finance and 600 insurance employees across the United States focused on serving the needs of our dealer customers with finance and insurance products, expanding the number of overall dealer and automotive manufacturer relationships, and supporting our dealer lending and underwriting functions. In addition, we have over 1,600 employees that support our servicing operations. We manage commercial account servicing for approximately 5,000 dealers that utilize our floorplan inventory lending or other commercial loans. We provide consumer asset servicing for a $75.3 billion portfolio at December 31, 2012. The extensive infrastructure and experience of our servicing operations are important to our ability to minimize our loan losses and enable us to deliver favorable customer experience to both our dealers and their retail customers.
Our success as an automotive finance provider is driven by the consistent and broad range of products and services we offer to dealers who originate loans and leases to their retail customers who are acquiring new and used automobiles. Ally and other automotive finance providers purchase these loans and leases from automotive dealers. Automotive dealers are independently owned businesses and are our primary customers. Our growth strategy continues to focus on diversifying the franchise by expanding into different products as well as broadening our network of dealer relationships. During 2012, we continued to focus on the used vehicle segment primarily through franchised dealers, which resulted in strong growth in used vehicle financing volume. The fragmented used vehicle financing market provides an attractive opportunity that we believe will further expand and support our dealer relationships and increase our volume of retail loan originations.
Automotive dealers desire a full range of financial products, including new and used vehicle inventory financing, inventory insurance, working capital and capital improvement loans, and vehicle remarketing services to conduct their respective businesses as well as service contracts and guaranteed asset protection (GAP) products to offer their customers. We have consistently provided this full suite of products to dealers.
For consumers, we provide retail automotive financing for new and used vehicles and leasing for new vehicles. In the United States, retail financing for the purchase of vehicles takes the form of installment sales financing. During 2012, we originated a total of 1.5 million automotive loans and leases totaling approximately $38.7 billion.
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
Automotive manufacturers may elect as a marketing incentive to sponsor special financing programs for retail sales of their respective vehicles. The manufacturer can lower the financing rate paid by the customer on either a retail contract or a lease by paying us the present value of the difference between the customer rate and our standard market rates at contract inception. These marketing incentives are referred to as rate support or subvention. GM may also from time to time offer lease pull-ahead programs, which encourage consumers to terminate existing leases early if they acquire a new GM vehicle. As part of these programs, we waive all or a portion of the customer's remaining payment obligation. In most cases, GM compensates us for a portion of the foregone revenue from those waived payments after consideration of the extent that our remarketing sale proceeds are higher than otherwise would be realized if the vehicle had been remarketed at lease contract maturity. Manufacturers may also elect to lower a customer's lease payments through residual support incentive programs. In these instances, we agree to increase the projected value of the vehicle at the time the lease contract was signed in exchange for a payment from the manufacturer.
Our commercial automotive financing operations primarily fund dealer inventory purchases of new and used vehicles, commonly referred to as wholesale or floorplan financing. This represents the largest portion of our commercial automotive financing business. We also extend lines of credit to individual dealers. In general, each wholesale credit line is secured by all the vehicles financed and, in some instances, by other assets owned by the dealer or by a personal guarantee. The amount we advance to dealers is equal to 100% of the

Ally Financial Inc. • Form 10-K

wholesale invoice price of new vehicles. Interest on wholesale automotive financing is generally payable monthly and is usually indexed to a floating rate benchmark. The rate for a particular dealer is based on the dealer's creditworthiness and eligibility for various incentive programs, among other factors. During 2012, we financed an average of $27.2 billion of dealer vehicle inventory through wholesale or floorplan financings. We provide comprehensive automotive remarketing services, including the use of SmartAuction, our online auction platform, which efficiently supports dealer-to-dealer and other commercial wholesale car transactions. In 2012, we and others including dealers, fleet rental companies, financial institutions, and GM, utilized SmartAuction to sell 221,000 vehicles to dealers and other commercial customers. SmartAuction served as the remarketing channel for 35% of Ally's off-lease vehicles.
Manufacturer Agreements
We are currently party to an agreement with GM pursuant to which GM initially agreed to offer all vehicle financing incentives to customers through Ally. However, the agreement, which was originally entered into in November 2006, provides for annual reductions in the percentage of retail financing subvention programs that GM is required to provide through Ally, and currently applies to a limited percentage. The agreement expires on December 31, 2013.
We are also party to an agreement to make available automotive financing products and services to Chrysler dealers and customers. We provide dealer financing and services and retail financing to qualified Chrysler dealers and customers as we deem appropriate according to our credit policies and in our sole discretion, and Chrysler is obligated to use Ally for a designated minimum threshold percentage of Chrysler retail financing subvention programs. On April 25, 2012, Chrysler provided us with notification of nonrenewal related to this agreement and as a result, the agreement will expire on April 30, 2013.
The agreements with GM and Chrysler described above do not provide us with any benefits relating to standard rate financing or lease products. As a result, since the inception of these agreements, we have successfully competed at the dealer-level for standard consumer retail financing and leasing originations for GM and Chrysler automobiles based on our strong dealer relationships, competitive pricing, full suite of products, and comprehensive service. We have further diversified our customer base by establishing agreements to become the preferred financing provider for vehicles manufactured by Thor Industries, Maserati, The Vehicle Production Group LLC, Forest River, and Mitsubishi Motors.
Insurance
Our Insurance operations offer both consumer finance protection and insurance products sold primarily through the automotive dealer channel, and commercial insurance products sold directly to dealers. As part of our focus on offering dealers a broad range of consumer finance and insurance products, we provide vehicle service contracts, maintenance coverage, and GAP products. We also underwrite selected commercial insurance coverages, which primarily insure dealers' wholesale vehicle inventory in the United States. Our Insurance operations had $8.4 billion of assets at December 31, 2012, and generated $1.2 billion of total net revenue in 2012.
Our vehicle service contracts for retail customers offer owners and lessees mechanical repair protection and roadside assistance for new and used vehicles beyond the manufacturer's new vehicle warranty. These vehicle service contracts are marketed to the public through automotive dealerships and on a direct response basis. The vehicle service contracts cover virtually all vehicle makes and models. We also offer GAP products, which allow the recovery of a specified economic loss beyond the covered vehicle's value in the event the vehicle is damaged and declared a total loss.
Wholesale vehicle inventory insurance for dealers provides physical damage protection for dealers' floorplan vehicles. Dealers are generally required to maintain this insurance by their floorplan finance provider. We sell these insurance products to approximately 4,000 dealers. Among U.S. GM franchised dealers to whom we provide wholesale financing, our wholesale insurance product penetration rate is approximately 80%. Dealers who receive wholesale financing from Ally are eligible for wholesale insurance incentives, such as automatic eligibility in our preferred insurance programs and increased financial benefits.
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
Mortgage
Our ongoing Mortgage operations are conducted through Ally Bank. We intend to continue to originate a modest level of jumbo and conventional conforming residential mortgages for our own portfolio through a select group of correspondent lenders. Our Mortgage operations also consist of noncore business activities including portfolios in runoff. Additionally, on October 26, 2012, we announced that Ally Bank had begun to explore strategic alternatives for its agency mortgage servicing rights portfolio and its business lending operations. On February 28, 2013, we sold our business lending operations to Walter Investment Management Corp. Our Mortgage operations had $14.7 billion of assets at December 31, 2012, and generated $1.8 billion of total net revenue in 2012.
During 2012, we originated or purchased residential mortgage loans totaling $32.5 billion in the United States. Conforming and government-insured residential mortgage loans comprised 93.2% of our 2012 originations, which, in the ordinary course of business, are sold to the Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac), or Government National Mortgage Association (Ginnie Mae) (collectively, the Government-sponsored Enterprises, or GSEs). Since the onset of the housing

Ally Financial Inc. • Form 10-K

crisis, we have reduced our overall mortgage assets from $135.1 billion in 2006 to $14.7 billion at December 31, 2012, primarily through the run-off and divestiture of noncore businesses and assets, and the deconsolidation of ResCap.
Corporate and Other
Corporate and Other primarily consists of our centralized corporate treasury activities, such as management of the cash and corporate investment securities portfolios, short- and long-term debt, retail and brokered deposit liabilities, derivative instruments, the amortization of the discount associated with new debt issuances and bond exchanges, most notably from the December 2008 bond exchange, and the residual impacts of our corporate funds-transfer pricing (FTP) and treasury asset liability management (ALM) activities. Corporate and Other also includes our Commercial Finance Group, certain equity investments, reclassifications and eliminations between the reportable operating segments, and overhead that was previously allocated to operations that have since been sold or classified as discontinued operations. Our Commercial Finance Group provides senior secured commercial-lending products to primarily U.S.-based middle market companies.
Ally Bank
Ally Bank raises deposits directly from customers through direct banking via the internet, telephone, mobile, and mail channels. Ally Bank has established a strong and growing retail banking franchise that is based on a promise of being straightforward, easy to use, and offering high-quality customer service. Ally Bank's products and services are designed to develop long-term customer relationships and capitalize on the shift in consumer preference away from branch banking in favor of direct banking.
Ally Bank provides us with a stable and diversified low-cost funding source. At December 31, 2012, we had $46.9 billion of deposits including $35.0 billion of retail deposits sourced by Ally Bank. The focus on retail deposits and growth in our deposit base from $19.2 billion at the end of 2008 to $46.9 billion at the end of 2012, combined with improving capital markets and a lower interest rate environment have contributed to a reduction in our cost of funds of approximately 95 basis points since the first quarter of 2011. We expect to continue to lower our cost of funds and diversify our overall funding as our deposit base grows.
We believe Ally Bank is well-positioned to continue to benefit from the consumer driven-shift from branch banking to direct banking. According to a 2012 American Bankers Association survey, the percentage of customers who prefer to do their banking via direct channels (internet, mail, phone, and mobile) increased from 21% to 62% between 2007 and 2012, while those who prefer branch banking declined from 39% to 18% over the same period. Ally Bank has received a positive response to innovative savings and other deposit products. Ally Bank's products include savings and money market accounts, certificates of deposit, interest-bearing checking accounts, and individual retirement accounts. Ally Bank's competitive direct banking features include online and mobile banking, electronic bill pay, remote deposit, electronic funds transfer, and no-fee debit cards.
Industry and Competition
The markets for automotive and mortgage financing, banking, and insurance are highly competitive. The market for automotive financing has grown more competitive as more consumers are financing their vehicle purchases and as more competitors continue to enter this market as a result of how well automotive finance assets generally performed relative to other asset classes through the economic cycle during the past several years. More recently, competition for automotive financing has further intensified as a growing number of banks have become increasingly interested in automotive-finance assets. In addition, Ally Bank faces significant competition from commercial banks, savings institutions, and other financial institutions. Our insurance business also faces significant competition from automotive manufacturers, insurance carriers, third-party administrators, brokers, and other insurance-related companies. Many of our competitors have substantial positions nationally or in the markets in which they operate. Some of our competitors have lower cost structures, substantially lower costs of capital, and are much less reliant on securitization activities, unsecured debt, and other public markets. We face significant competition in most areas, including product offerings, rates, pricing and fees, and customer service. Further, there has been significant consolidation among companies in the financial services industry, which is expected to continue.
The markets for automotive securitizations and whole-loan sales are also competitive, and other issuers and originators could increase the amount of their issuances and sales. In addition, lenders and other investors within those markets often establish limits on their credit exposure to particular issuers, originators, and asset classes, or they may require higher returns to increase the amount of their exposure. Increased issuance by other participants in the market or decisions by investors to limit their credit exposure to (or to require a higher yield for) us or to automotive securitizations or whole-loan sales could negatively affect our ability and that of our subsidiaries to price our securitizations and whole-loan sales at attractive rates. The result would be lower proceeds from these activities and lower profits for our subsidiaries and us.
Certain Regulatory Matters
We are subject to various regulatory, financial, and other requirements of the jurisdictions in which our businesses operate. In light of recent conditions in the global financial markets, regulators have increased their focus on the regulation of the financial services industry. As a result, proposals for legislation or regulations that could increase the scope and nature of regulation of the financial services industry are possible. The following is a description of some of the laws and regulations that currently affect our business.
Bank Holding Company Status
Ally Financial Inc. (Ally) and IB Finance Holding Company, LLC (IB Finance) are currently both bank holding companies under the BHC Act. IB Finance is the direct holding company for Ally's FDIC-insured depository institution, Ally Bank. As a bank holding company, Ally is subject to supervision, examination and regulation by the Board of Governors of the Federal Reserve System (FRB). Ally must also

Ally Financial Inc. • Form 10-K

comply with regulatory risk-based capital and leverage requirements, as well as various safety and soundness standards imposed by the FRB, and is subject to certain statutory restrictions concerning the types of assets or securities it may own and the activities in which it may engage. Ally Bank, our banking subsidiary, is currently not a member of the Federal Reserve System and is subject to supervision, examination and regulation by the Federal Deposit Insurance Corporation (FDIC) and the Utah Department of Financial Institutions (UDFI). This regulatory oversight focuses on the protection of depositors, the FDIC's Deposit Insurance Fund, and the banking system as a whole, not security holders, and in some instances may be contrary to their interests.

•
Permitted Activities — As a bank holding company, subject to certain exceptions, Ally may not, directly or indirectly, acquire more than 5% of any class of voting shares of any nonaffiliated bank or bank holding company, or, directly or indirectly, acquire control of any other company (including by acquisition of 25% or more of a class of voting shares), without first obtaining FRB approval. Furthermore, Ally's activities must be generally limited to banking or managing or controlling banks, or to other activities deemed closely related to banking or otherwise permissible under the BHC Act. As a result, most of our insurance activities and our SmartAuction vehicle remarketing services for third parties are deemed impermissible under the BHC Act. In addition, Ally generally may not hold more than 5% of any class of voting shares of any company unless that company's activities conform with these requirements. Upon our bank holding company approval on December 24, 2008, we were permitted an initial two-year grace period to bring our activities and investments into conformity with these restrictions. This grace period expired in December 2010. The FRB then granted two one-year extensions that expired in December 2012, and recently granted a third one-year extension that expires in December 2013. We will not be permitted to apply to the FRB for any further extensions. Ally's existing activities and investments deemed impermissible under the BHC Act will need to be terminated or disposed of by December 2013. While some of these activities may be continued if Ally is able to convert to a financial holding company under the BHC Act, Ally may be unable to satisfy the requirements to enable it to convert to a financial holding company prior to that time. For further information, refer to Item 1A. Risk Factors.

•
Gramm-Leach-Bliley Act — The enactment of the Gramm-Leach-Bliley Act of 1999 (GLB Act) eliminated large parts of a regulatory framework that had its origins in the Depression era of the 1930s. Effective with its enactment, new opportunities became available for banks, other depository institutions, insurance companies, and securities firms to enter into combinations that permit a single financial services organization to offer customers a more comprehensive array of financial products and services. To further this goal, the GLB Act amended the BHC Act by providing a new regulatory framework applicable to “financial holding companies,” which are bank holding companies that meet certain qualifications and elect financial holding company status. The FRB supervises, examines, and regulates financial holding companies, as it does all bank holding companies. However, insurance and securities activities conducted by a financial holding company or its nonbank subsidiaries are regulated primarily by functional regulators. As a bank holding company, we would be eligible to elect financial holding company status upon satisfaction of certain regulatory requirements applicable to us and to Ally Bank (and any depository institution subsidiary that we may acquire in the future). We do not currently satisfy these requirements, however, we expect to apply for financial holding company status once we do. As a financial holding company, Ally would then be permitted to engage in a broader range of financial and related activities than those that are permissible for bank holding companies, in particular, securities, insurance, and merchant banking activities.

•
Dodd-Frank Wall Street Reform and Consumer Protection Act — On July 21, 2010, the President of the United States signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act). The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial services industry, addressing, among other things, systemic risk, capital adequacy, deposit insurance assessments, consumer financial protection, derivatives, lending limits, and mortgage-lending practices. When fully implemented, the Dodd-Frank Act will have material implications for Ally and the entire financial services industry. Among other things, it will or potentially could:

•	result in Ally being subject to enhanced oversight and scrutiny as a result of being a bank holding company with $50 billion or more in total consolidated assets;

•	increase the levels of capital and liquidity with which Ally must operate and affect how it plans capital and liquidity levels;

•	subject Ally to new and/or higher fees paid to various regulatory entities, including but not limited to deposit insurance fees paid by Ally Bank to the FDIC;

•	impact a number of Ally's business and risk management strategies;

•	restrict the revenue that Ally generates from certain businesses;

•	require Ally to provide to the FRB and FDIC an annual plan for its rapid and orderly resolution in the event of material financial distress; and

•	subject Ally to regulation by the Consumer Financial Protection Bureau (CFPB), which has very broad rule-making, examination, and enforcement authorities.
Many provisions of the Dodd-Frank Act will only become effective at a later date or after a rulemaking process is completed.

Ally Financial Inc. • Form 10-K

In addition, under the Dodd-Frank Act, financial holding companies, including bank holding companies such as Ally, can be subjected to a new orderly liquidation authority. The orderly liquidation authority became effective in July 2010, with implementing regulations adopted thereafter in stages, with some rulemakings still to come. Under the orderly liquidation authority, the FDIC would be appointed as receiver upon an insolvency of Ally, giving the FDIC considerable rights and powers that it must exercise with the goal of liquidating and winding up Ally, including the ability to assign assets and liabilities without the need for creditor consent or prior court review and the ability of the FDIC to differentiate and determine priority among creditors.
In December 2011, the FRB proposed rules to implement some provisions of the systemic risk regime. If adopted as proposed, among other provisions, the rules would require Ally to maintain a sufficient quantity of highly liquid assets to survive a projected 30-day liquidity stress event and implement various liquidity-related corporate governance measures; limit Ally's aggregate exposure to any unaffiliated counterparty to 25% of Ally's capital and surplus; and potentially subject Ally to an early remediation regime that could limit the ability of Ally to pay dividends or expand its business if the FRB identified Ally as suffering from financial or managerial weaknesses.
The CFPB has proposed various rules to implement consumer financial protection provisions of the Dodd-Frank Act and related requirements. Many of these proposed rules, when finalized, will impose new requirements on Ally and its business operations. In addition, as an insured depository institution with total assets of more than $10 billion, Ally Bank may be required in the future to submit periodic reports to the CFPB, and is subject to examination by the CFPB.

•
Capital Adequacy Requirements — Ally and Ally Bank are subject to various guidelines as established under FRB and FDIC regulations. Refer to Note 21 to the Consolidated Financial Statements for additional information. See also “Basel Capital Accord” below.

•
Capital Planning and Stress Tests — In December 2011, U.S. banking regulators imposed capital planning and stress test requirements on bank holding companies with $50 billion or more of consolidated assets. The capital planning regime requires Ally to submit a proposed capital plan to the FRB every January, which the FRB must take action on by the following March. The proposed capital plan must include a description of all planned capital actions over a nine-quarter planning horizon, including any issuance of a debt or equity capital instrument, any capital distribution, and any similar action that the FRB determines could have an impact on Ally's consolidated capital. The proposed action plan must also include a discussion of how Ally will maintain capital above the minimum regulatory capital ratios and above a Tier 1 common equity-to-total risk-weighted assets ratio of 5 percent, and serve as a source of strength to Ally Bank. The FRB's capital plan rule requires that Ally receive no objection from the FRB before making a capital distribution. If the FRB objects to the capital plan, or if certain material events occur after approval of a plan, Ally must submit a revised capital plan within 30 days. In addition, even with an approved capital plan, Ally must seek the approval of the FRB before making a capital distribution if, among other factors, Ally would not meet its regulatory capital requirements after making the proposed capital distribution. Ally submitted its initial capital plan in January 2012, and then submitted a revised capital plan in June 2012. In connection with its reviews, the FRB provided notice of non-objection to Ally's planned preferred dividends and interest on the trust preferred securities and subordinated debt.

In October 2012, U.S. banking regulators issued final rules on stress testing. The FRB final rule requires Ally to conduct semi-annual (annual and mid-cycle) stress tests under baseline, adverse, and severely adverse economic scenarios over a planning horizon that spans nine quarters. The FDIC final rule requires Ally Bank to conduct an annual stress test under baseline, adverse, and severely adverse economic scenarios over a planning horizon that spans nine quarters. Under these rules, Ally and Ally Bank are required to submit the results of these stress tests to regulators and publicly disclose the results of the stress tests under the severely adverse economic scenario. Per the rule, the regulators will also publish, by March 31 of each calendar year, a summary of the supervisory stress test results of each company.
Stress tests are intended to provide supervisors with forward-looking information to help identify downside risk and the potential effect of adverse conditions on capital adequacy. Stress tests required under the FRB's stress test final rule are integrated into the capital planning process under the FRB's capital plans rule. On January 7, 2013, Ally and Ally Bank submitted the required 2013 capital plan and stress tests as required by these regulations.

•
Limitations on Bank Holding Company Dividends and Capital Distributions — Utah law (and, in certain instances, federal law) places restrictions and limitations on dividends or other distributions payable by our banking subsidiary, Ally Bank, to Ally. With respect to dividends payable by Ally to its shareholders, FRB regulations require bank holding companies with $50 billion or more in total consolidated assets, such as Ally, to submit annual capital plans for FRB non-objection. In the absence of a non-objection regarding the capital plan, the new regulation prohibits bank holding companies from paying dividends or making certain other capital distributions without specific FRB non-objection for such action. Even if a bank holding company receives a non-objection to its capital plan, it may not pay a dividend or make certain other capital distributions without FRB approval under certain circumstances (e.g., after giving effect to the dividend or distribution, the bank holding company would not meet a minimum regulatory capital ratio or a Tier 1 common ratio of at least 5%). In addition, FRB supervisory guidance requires bank holding companies such as Ally to consult with the FRB prior to increasing dividends, implementing common stock repurchase programs or redeeming or repurchasing capital instruments. Such guidance provides for a supervisory capital assessment program that outlines FRB expectations concerning the processes that bank holding companies have in place to ensure they hold adequate capital under adverse conditions to maintain ready access to funding. The federal bank regulatory agencies are also authorized to prohibit a

Ally Financial Inc. • Form 10-K

banking subsidiary or bank holding company from engaging in unsafe or unsound banking practices and, depending upon the circumstances, could find that paying a dividend or making a capital distribution would constitute an unsafe or unsound banking practice.

•
Transactions with Affiliates — Certain transactions between Ally Bank and any of its nonbank “affiliates,” including but not limited to Ally, are subject to federal statutory and regulatory restrictions. Pursuant to these restrictions, unless otherwise exempted, “covered transactions” including Ally Bank's extensions of credit to and asset purchases from its nonbank affiliates, generally (1) are limited to 10% of Ally Bank's capital stock and surplus with respect to transactions with any individual affiliate, with an aggregate limit of 20% of Ally Bank's capital stock and surplus for all affiliates and all such transactions; (2) in the case of certain credit transactions, are subject to stringent collateralization requirements; (3) in the case of asset purchases by Ally Bank, may not involve the purchase of any asset deemed to be a “low quality asset” under federal banking guidelines; and (4) must be conducted in accordance with safe-and-sound banking practices (collectively, the Affiliate Transaction Restrictions). In addition, transactions between Ally Bank and a nonbank affiliate generally must be on market terms and conditions.

Under the Dodd-Frank Act, among other changes to the Affiliate Transaction Restrictions, credit exposures resulting from derivatives transactions, securities lending and borrowing transactions, and acceptance of affiliate-issued debt obligations (other than securities) as collateral for a loan or extension of credit will be treated as "covered transactions." The Dodd-Frank Act also expands the scope of covered transactions required to be collateralized, requires that collateral be maintained at all times for covered transactions required to be collateralized, and places limits on acceptable collateral.
Furthermore, there is an “attribution rule” that provides that a transaction between Ally Bank and a third party must be treated as a transaction between Ally Bank and a nonbank affiliate to the extent that the proceeds of the transaction are used for the benefit of or transferred to a nonbank affiliate of Ally Bank. For example, because Ally controls Ally Bank, Ally is an affiliate of Ally Bank for purposes of the Affiliate Transaction Restrictions. Thus, retail financing transactions by Ally Bank involving vehicles for which Ally provided floorplan financing are subject to the Affiliate Transaction Restrictions because the proceeds of the retail financings are deemed to benefit, and are ultimately transferred to, Ally.
Historically, the FRB was authorized to exempt, in its discretion, transactions or relationships from the requirements of these rules if it found such exemptions to be in the public interest and consistent with the purposes of the rules. As a result of the Dodd-Frank Act, exemptions now may be granted by the FDIC if the FDIC and FRB jointly find that the exemption is in the public interest and consistent with the purposes of the rules, and the FDIC finds that the exemption does not present an unacceptable risk to the Deposit Insurance Fund. The FRB granted several such exemptions to Ally Bank in the past. However, the existing exemptions are subject to various conditions and, particularly in light of the statutory changes made by the Dodd-Frank Act, any requests for future exemptions might not be granted. Moreover, these limited exemptions generally do not encompass consumer leasing or used vehicle financing. Since there is no assurance that Ally Bank will be able to obtain future exemptions or waivers with respect to these restrictions, the ability to grow Ally Bank's business will be affected by the Affiliate Transaction Restrictions and the conditions set forth in the existing exemption letters.

•
Source of Strength — Pursuant to the Federal Deposit Insurance Act, FRB policy and regulations and the Parent Company Agreement and the Capital and Liquidity Maintenance Agreement described in Note 21 to the Consolidated Financial Statements, Ally is required to act as a source of financial and managerial strength to Ally Bank and is required to commit necessary capital and liquidity to support Ally Bank. This support may be required at inopportune times for Ally.

•
Enforcement Authority — The FDIC and FRB have broad authority to issue orders to banks and bank holding companies to cease and desist from unsafe or unsound banking practices and from violations of laws, rules, regulations, or conditions imposed in writing by the banking agencies. The FDIC and FRB also are empowered to require affirmative actions to correct any violation or practice; issue administrative orders that can be judicially enforced; direct increases in capital; limit dividends and distributions; restrict growth; assess civil money penalties against institutions or individuals who violate any laws, regulations, orders, or written agreements with the banking agencies; order termination of certain activities of bank holding companies or their subsidiaries; remove officers and directors; order divestiture of ownership or control of a nonbanking subsidiary by a bank holding company (in the case of the FRB); terminate deposit insurance (in the case of the FDIC); and/or place a bank into receivership (in the case of the FDIC).

Basel Capital Accord
The minimum risk-based capital requirements adopted by the federal banking agencies follow the Capital Accord (Capital Accord or Basel I) of the Bank for International Settlements' Basel Committee on Banking Supervision (Basel Committee). The Capital Accord was published in 1988 and generally applies to depository institutions and their holding companies in the United States. In 2004, the Basel Committee published a revision to the Capital Accord (Basel II). The goal of the Basel II capital rules is to provide more risk-sensitive regulatory capital calculations and promote enhanced risk management practices among large, internationally active banking organizations. U.S. banking regulators published final Basel II rules in December 2007. Ally is currently required to comply with the Basel II rules as implemented by the U.S. banking regulators. Prior to full implementation of the Basel II rules, Ally is required to complete a qualification period of four consecutive quarters during which it needs to demonstrate that it meets the requirements of the rules to the satisfaction of its primary U.S. banking regulator. Pursuant to an extension that was granted to Ally, this qualification period, or parallel run, is required to begin

Ally Financial Inc. • Form 10-K

no later than October 1, 2013. During this period, capital is calculated using both Basel I and Basel II methodologies. Upon completion of this parallel run and with the approval of the primary U.S. banking regulator, Ally will begin to use Basel II to calculate regulatory capital. Basel II contemplated a three-year transition period during which a bank holding company or bank could gradually lower its capital level below the levels required by Basel I. However, under a final capital rule that implements a provision of the Dodd-Frank Act, Ally and Ally Bank must continue to calculate their risk-based capital requirements under Basel I, and the capital requirements that each computes under Basel I will serve as a floor for its risk-based capital requirement computed under Basel II.
In addition to Basel II, in December 2010, the Basel Committee adopted new capital, leverage, and liquidity guidelines under the Capital Accord (Basel III) that when implemented in the United States may have the effect of raising capital requirements beyond those required by current law and the Dodd-Frank Act. Basel III calls for an increase of the minimum Tier 1 common equity ratio to 4.5%, net of regulatory deductions, and introduces a capital conservation buffer of an additional 2.5% of common equity to risk-weighted assets raising the target minimum common equity ratio to 7.0%. Basel III increases the minimum Tier 1 capital ratio to 8.5% inclusive of the capital conservation buffer, increases the minimum total capital ratio to 10.5% inclusive of the capital buffer, and introduces a countercyclical capital buffer of up to 2.5% of common equity or other fully loss absorbing capital for periods of excess credit growth. Basel III also introduces a nonrisk adjusted Tier 1 leverage ratio of 3%, based on a measure of the total exposure rather than total assets, and new liquidity standards. The Basel III capital, leverage, and liquidity standards will be phased in over a multiyear period. The Basel III rules also call for a 15% cap on the amount of Tier 1 capital that can be met, in the aggregate, through significant investments in the common shares of unconsolidated financial subsidiaries, mortgage servicing rights (MSRs), and deferred tax assets through timing differences. In addition, under Basel III rules, after a ten-year phase-out period beginning in January 2013, trust preferred and other "hybrid" securities will no longer qualify as Tier 1 capital. However, under the Dodd-Frank Act, subject to certain exceptions (e.g., for debt or equity issued to the U.S. government under the Emergency Economic Stabilization Act), trust preferred and other "hybrid" securities are phased out from Tier 1 capital over a three-year period starting January 2013.
In June 2012, the U.S. banking regulators proposed rules to implement many aspects of Basel III (the U.S. Basel III proposals). The U.S. Basel III proposals contain new capital standards that raise the quality of capital and strengthen counterparty credit risk capital requirements and introduce a leverage ratio as a supplemental measure to the risk-based ratio. The proposals include a new capital conservation buffer, which imposes a common equity requirement above the new minimum that can be depleted under stress, and could result in restrictions on capital distributions and discretionary bonuses under certain circumstances. The U.S. Basel III proposals also provide for a potential countercyclical buffer that regulators can activate during periods of excessive credit growth in their jurisdiction. Furthermore, the U.S. Basel III proposals would replace the current Basel I-based "capital floor" (discussed above) with a standardized approach that, among other things, modifies the existing risk weights for certain types of asset classes. If adopted, this standardized approach would serve as the new minimum "capital floor" for Ally. The U.S. Basel III proposals contemplate that the new capital requirements would be phased in over several years, beginning in 2013. In November 2012, the U.S. banking regulators announced that the U.S. Basel III proposals would not become effective on January 1, 2013. The announcement did not specify new implementation or phase in dates for the U.S. Basel III proposals.
We continue to monitor developments with respect to Basel III and, pending the adoption of final capital rules and subsequent regulatory interpretation by the U.S. regulators, there remains a degree of uncertainty on the full impact of Basel III.
Troubled Asset Relief Program
As part of the Automotive Industry Financing Program created under the Troubled Asset Relief Program (TARP) established by the U.S. Department of Treasury (Treasury) under the Emergency Economic Stabilization Act of 2008 (the EESA), Ally has entered into agreements pursuant to which Treasury has made investments in Ally. As a result of these investments, subject to certain exceptions, Ally and its subsidiaries are generally prohibited from paying certain dividends or distributions on, or redeeming, repurchasing, or acquiring any common stock without the consent of Treasury. Ally has further agreed that until Treasury ceases to hold Ally preferred stock, Ally will comply with certain restrictions on executive perquisites and compensation. Ally must also take all necessary action to ensure that its corporate governance and benefit plans with respect to its senior executive officers comply with Section 111(b) of the EESA as implemented by any guidance or regulation under the EESA, as amended by the American Recovery and Reinvestment Act of 2009, as implemented by the Interim Final Rule issued by Treasury on June 15, 2009. For further details regarding these restrictions on compensation as a result of TARP investments, refer to the Compensation Discussion and Analysis in Item 11.
Depository Institutions
Ally Bank's deposits are insured by the FDIC, and Ally Bank is required to file periodic reports with the FDIC concerning its financial condition. Total assets of Ally Bank were $94.8 billion and $85.3 billion at December 31, 2012 and 2011, respectively. As a commercial nonmember bank chartered by the State of Utah, Ally Bank is subject to various regulatory capital adequacy requirements administered by state and federal banking agencies. The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), among other things, identifies five capital categories for insured depository institutions ("well-capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized") and requires the respective federal regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements within such categories. Depending on the category in which an institution is classified, FDICIA imposes progressively more restrictive constraints on operations, management, and capital distributions.
Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on Ally Bank's results of operations and financial condition. FDICIA generally prohibits a depository

Ally Financial Inc. • Form 10-K

institution from making any capital distribution, including payment of a cash dividend or paying any management fee to its holding company, if the depository institution would become under-capitalized after such payment. Under-capitalized institutions are also subject to growth limitations and are required by the appropriate federal banking agency to submit a capital restoration plan. If any depository institution subsidiary of a holding company is required to submit a capital restoration plan, the holding company would be required to provide a limited guarantee regarding compliance with the plan as a condition of approval of such plan. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements.
At December 31, 2012, we were in compliance with our regulatory capital requirements. For an additional discussion of capital adequacy requirements, refer to Note 21 to the Consolidated Financial Statements.
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
Insurance Companies
Our Insurance operations are subject to certain minimum aggregate capital requirements, net asset and dividend restrictions under applicable state and foreign insurance law, and the rules and regulations promulgated by various U.S. and foreign regulatory agencies. Under various state and foreign insurance regulations, dividend distributions may be made only from statutory unassigned surplus with approvals required from the regulatory authorities for dividends in excess of certain statutory limitations. Our insurance operations are also subject to applicable state laws generally governing insurance companies, as well as laws and regulations for products that are not regulated as insurance, such as vehicle service contracts and guarantees asset protection waivers.
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
International Banks, Finance Companies, and Other Non-U.S. Operations
Certain of our foreign subsidiaries, which we have classified as discontinued operations, operate in local markets as either banks or regulated finance companies and are subject to regulatory restrictions. These regulatory restrictions, among other things, require that our subsidiaries meet certain minimum capital requirements and may restrict dividend distributions and ownership of certain assets. Total assets of the regulated international banks and finance companies were approximately $15.3 billion and $13.6 billion at December 31, 2012 and 2011, respectively. Many of our other operations are also heavily regulated in many jurisdictions outside the United States.
Other Regulations
Some of the other more significant regulations that we are subject to include:

•
Privacy — The GLB Act imposes additional obligations on us to safeguard the information we maintain on our customers, requires us to provide notice of our privacy practices, and permits customers to “opt-out” of information sharing with unaffiliated parties. The federal banking agencies and the Federal Trade Commission have issued regulations that establish obligations to safeguard information. In addition, several states have enacted even more stringent privacy and safeguarding legislation. If a variety of inconsistent state privacy rules or requirements are enacted, our compliance costs could increase substantially.

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

Ally Financial Inc. • Form 10-K

•
Truth in Lending Act — The Truth in Lending Act (TILA), as amended, and Regulation Z, which implements TILA, requires lenders to provide borrowers with uniform, understandable information concerning terms and conditions in certain credit transactions. These rules apply to Ally and its subsidiaries in transactions in which they extend credit to consumers and require, in the case of certain mortgage and automotive financing transactions, conspicuous disclosure of the finance charge and annual percentage rate, if any. In addition, if an advertisement for credit states specific credit terms, Regulation Z requires that such advertisement state only those terms that actually are or will be arranged or offered by the creditor. The Consumer Financial Protection Bureau has recently issued substantial amendments to the mortgage requirements under TILA, and additional changes are likely in the future. Failure to comply with TILA can result in liability for damages as well as criminal and civil penalties.

•
Sarbanes-Oxley Act — The Sarbanes-Oxley Act of 2002 implemented a broad range of corporate governance and accounting measures designed to promote honesty and transparency in corporate America. The principal provisions of the act include, among other things, (1) the creation of an independent accounting oversight board; (2) auditor independence provisions that restrict non-audit services that accountants may provide to their audit clients; (3) additional corporate governance and responsibility measures including the requirement that the principal executive and financial officers certify financial statements; (4) the potential forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve-month period following initial publication of any financial statements that later require restatement; (5) an increase in the oversight of and enhancement of certain requirements relating to audit committees and how they interact with the independent auditors; (6) requirements that audit committee members must be independent and are barred from accepting consulting, advisory, or other compensatory fees from the issuer; (7) requirements that companies disclose whether at least one member of the audit committee is a “financial expert” (as defined by the SEC) and, if not, why the audit committee does not have a financial expert; (8) a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions, on nonpreferential terms and in compliance with other bank regulatory requirements; (9) disclosure of a code of ethics; (10) requirements that management assess the effectiveness of internal control over financial reporting and that the Independent Registered Public Accounting firm attest to the assessment; and (11) a range of enhanced penalties for fraud and other violations.

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

•
Community Reinvestment Act — Under the Community Reinvestment Act (CRA), a bank has a continuing and affirmative obligation, consistent with the safe-and-sound operation of the institution, to help meet the credit needs of its entire community, including low- and moderate-income persons and neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions. However, institutions are rated on their performance in meeting the needs of their communities. Failure by Ally Bank to maintain a satisfactory or better rating under the CRA may adversely affect Ally's ability to make acquisitions, engage in new activities, and become a financial holding company.

•	Other — Our U.S. mortgage business has subsidiaries that are required to maintain regulatory capital requirements under agreements with the GSEs and the Department of Housing and Urban Development.
Employees
We had approximately 10,600 and 14,800 employees at December 31, 2012 and 2011, respectively. Employees of operations held-for-sale are included within our employee count at December 31, 2012, and 2011. Employees of operations that were deconsolidated during 2012 are included only within our employee count at December 31, 2011.
Additional Information
The results of operations for each of our reportable operating segments and the products and services offered are contained in the individual business operations sections of Management's Discussion and Analysis of Financial Condition and Results of Operations. Financial information related to reportable operating segments and geographic areas is provided in Note 26 to the Consolidated Financial Statements.
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

Ally Financial Inc. • Form 10-K

Risks Related to Regulation
Our business, financial condition, and results of operations could be adversely affected by regulations to which we are subject as a result of our bank holding company status.
We are a bank holding company under the Bank Holding Company Act of 1956 (BHC Act). Many of the regulatory requirements to which we are subject as a bank holding company were not applicable to us prior to December 2008 and have and will continue to require significant expense and devotion of resources to fully implement necessary policies and procedures to ensure continued compliance. Compliance with such laws and regulations involves substantial costs and may adversely affect our ability to operate profitably. Recent events, particularly in the financial and real estate markets, have resulted in bank regulatory agencies placing increased focus and scrutiny on participants in the financial services industry, including us. For a description of our regulatory requirements, see “Business—Certain Regulatory Matters.”
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
As a bank holding company, Ally’s activities are generally limited to banking or to managing or controlling banks or to other activities deemed closely related to banking or otherwise permissible under the BHC Act and related regulations. Likewise, subject to certain exceptions, Ally is not permitted to acquire more than 5% of any class of voting shares of any nonaffiliated bank or bank holding company, directly or indirectly, or to acquire control of any other company, directly or indirectly (including by acquisition of 25% or more of a class of voting shares). Upon our bank holding company approval, we were permitted an initial two-year grace period to bring our activities and investments into conformity with these restrictions. This grace period expired in December 2010. The FRB then granted two one-year extensions that expired in December 2012, and recently granted a third and final one-year extension that expires in December 2013. We will not be permitted to apply to the FRB for any further extensions. Certain of Ally’s existing activities and investments are deemed impermissible under the BHC Act and must be terminated or disposed of by the expiration of this extension, the most significant of which includes most of our insurance activities and our SmartAuction vehicle remarketing services for third parties. While these activities may be continued if Ally is able to convert to a financial holding company under the BHC Act, Ally may be unable to satisfy the requirements to enable it to convert to a financial holding company prior to that time, and activities, businesses, or investments that would be permissible for a financial holding company will need to be terminated or disposed of. This could have a material adverse effect on our business, results of operations, and financial position.
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
As a bank holding company with $50 billion or more of consolidated assets, Ally is required to conduct periodic stress tests and submit a proposed capital action plan to the FRB every January, which the FRB must take action on by the following March. The proposed capital

Ally Financial Inc. • Form 10-K

action plan must include a description of all planned capital actions over a nine-quarter planning horizon, including any issuance of a debt or equity capital instrument, any capital distribution, and any similar action that the FRB determines could have an impact on Ally’s consolidated capital. The proposed capital action plan must also include a discussion of how Ally will maintain capital above the minimum regulatory capital ratios and above a Tier 1 common equity-to-total risk-weighted assets ratio of 5 percent, and serve as a source of strength to Ally Bank. The FRB's capital plan rule requires that Ally receive no objection from the FRB prior to making a capital distribution. Ally submitted its capital plan in January 2013. Failure to obtain no objection to this plan could limit our ability to pay dividends, redeem or repurchase securities, or take other capital actions in the future.
In addition, in December 2011, the FRB proposed rules to implement certain provisions of the systemic risk regime under the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act). If adopted as proposed, among other provisions, the rules would require Ally to maintain a sufficient quantity of highly liquid assets to survive a projected 30-day liquidity stress event and implement various liquidity-related corporate governance measures; limit Ally’s aggregate exposure to any unaffiliated counterparty to 25% of Ally’s capital and surplus; and potentially subject Ally to an early remediation regime that could limit the ability of Ally to pay dividends or expand its business if the FRB identified Ally as suffering from financial or management weaknesses. The systemic risk provisions, when implemented, could adversely affect our business prospects, results of operations, and financial condition.
Our ability to rely on deposits as a part of our funding strategy may be limited.
Ally Bank continues to be a key part of our funding strategy, and we have increased our reliance on deposits as an alternative source of funding through Ally Bank. Ally Bank does not have a retail branch network, and it obtains its deposits through direct banking and brokered deposits which, at December 31, 2012, included $9.4 billion of brokered certificates of deposit that may be more price sensitive than other types of deposits and may become less available if alternative investments offer higher interest rates. At December 31, 2012, brokered deposits represented 20% of Ally Bank total deposits. Our ability to maintain our current level of deposits or grow our deposit base could be affected by regulatory restrictions including the possible imposition of prior approval requirements, restrictions on deposit growth, or restrictions on our rates offered. In addition, perceptions of our financial strength, rates offered by third parties, and other competitive factors beyond our control, including returns on alternative investments, will also impact our ability to grow our deposit base. Even if we are able to grow the deposit base of Ally Bank, our regulators may impose restrictions on our ability to use Ally Bank deposits as a source of funding for certain business activities potentially raising the cost of funding those activities without the use of Ally Bank deposits.
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
The Dodd-Frank Act, which became law in July 2010, has and will continue to substantially change the legal and regulatory framework under which we operate. Certain portions of the Dodd-Frank Act were effective immediately, and others have become effective since enactment, while others are subject to further rulemaking and discretion of various regulatory bodies. The Dodd-Frank Act, when fully implemented, will have material implications for Ally and the entire financial services industry. Among other things, it will or potentially could:

Ally Financial Inc. • Form 10-K

•	result in Ally being subject to enhanced oversight and scrutiny as a result of being a bank holding company with $50 billion or more in consolidated assets;

•	affect the levels of capital and liquidity with which Ally must operate and how it plans capital and liquidity levels;

•	subject Ally to new and/or higher fees paid to various regulatory entities, including but not limited to deposit insurance fees to the FDIC;

•	impact a number of Ally’s business and risk management strategies;

•	restrict the revenue that Ally generates from certain businesses;

•	require Ally to provide to the Federal Reserve and FDIC an annual plan for its rapid and orderly resolution in the event of material financial distress; and

•	subject Ally to a new Consumer Financial Protection Bureau (CFPB), which has very broad rule-making, examination, and enforcement authorities.
In light of the further study and rulemaking required to fully implement the Dodd-Frank Act, as well as the discretion afforded to federal regulators, the full impact of this legislation on Ally, its business strategies, and financial performance cannot be known at this time and may not be known for a number of years. In addition, regulations may impact us differently in comparison to other more established financial institutions. However, these impacts are expected to be substantial and some of them are likely to adversely affect Ally and its financial performance. The extent to which Ally can adjust its strategies to offset such adverse impacts also is not knowable at this time.
Our business may be adversely affected upon our implementation of the revised capital requirements under the Basel III capital rules.
In December 2010, the Bank for International Settlements’ Basel Committee on Banking Supervision adopted new capital, leverage, and liquidity guidelines under the Basel Accord (Basel III), which when implemented in the United States, may have the effect of raising capital requirements beyond those required by current law and the Dodd-Frank Act. In June 2012, the U.S. banking regulators proposed rules to implement many aspects of Basel III (the U.S. Basel III proposals). The U.S. Basel III proposals contain new capital standards that raise the quality of capital and strengthen counterparty credit risk capital requirements and introduce a leverage ratio as a supplemental measure to the risk-based ratio. The proposals include a new capital conservation buffer, which imposes a common equity requirement above the new minimum that can be depleted under stress, and could result in restrictions on capital distributions and discretionary bonuses under certain circumstances. The U.S. Basel III proposals also provide for a potential countercyclical buffer that regulators can activate during periods of excessive credit growth in their jurisdiction. The U.S. Basel III proposals contemplate that the new capital requirements would be phased in over several years, beginning in 2013. In November 2012, the U.S. banking regulators announced that the U.S. Basel III proposals would not become effective on January 1, 2013. The announcement did not specify new implementation or phase-in dates for the U.S. Basel III proposals.
The Basel III rules and the Dodd-Frank Act, when implemented, will over time impose limits on Ally’s ability to meet its regulatory capital requirements through the use of mortgage servicing rights (MSRs), trust preferred securities, or other “hybrid” securities, if applicable. At December 31, 2012, Ally had $857 million of MSRs and $2.5 billion of trust preferred securities, which were included as Tier 1 capital. Ally currently has no other “hybrid” securities outstanding. Pending final U.S. implementation of rules for Basel III and subsequent regulatory interpretation, there remains a degree of uncertainty on the full impact of Basel III.
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
Our business, financial condition, and results of operations could be adversely affected by governmental fiscal and monetary policies.
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
In addition, our business and earnings are significantly affected by the fiscal and monetary policies of the U.S. government and its agencies. We are particularly affected by the policies of the FRB, which regulates the supply of money and credit in the United States. The FRB’s policies influence the new and used vehicle financing market, which significantly affects the earnings of our businesses. The FRB’s policies also influence the yield on our interest earning assets and the cost of our interest-bearing liabilities. Changes in those policies are beyond our control and difficult to predict and could adversely affect our revenues, profitability, and financial condition.

Ally Financial Inc. • Form 10-K

Future consumer legislation could harm our competitive position.
In addition to the enactment of the Dodd-Frank Act, various legislative bodies have also recently been considering altering the existing framework governing creditors’ rights, including legislation that would result in or allow loan modifications of various sorts. Such legislation may change banking statutes and the operating environment in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business; limit or expand permissible activities; or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether new legislation will be enacted, and if enacted, the effect that it or any regulations would have on our activities, financial condition, or results of operations.
Ally and its subsidiaries are involved in investigations, and proceedings by government and self-regulatory agencies, which may lead to material adverse consequences.
Ally and its subsidiaries, including Ally Bank, are and may become involved from time to time in reviews, investigations, and proceedings (both formal and informal), and information-gathering requests, by government and self-regulatory agencies, including the FRB, FDIC, Utah DFI, CFPB, SEC, and the Federal Trade Commission regarding their respective operations. Such requests include subpoenas from each of the SEC and the U.S. Department of Justice. We continue to respond to subpoenas and document requests from the SEC, seeking information covering a wide range of mortgage-related matters, including, among other things, various aspects surrounding securitizations of residential mortgages. The subpoenas received from the U.S. Department of Justice include a broad request for documentation and other information in connection with its investigation of potential fraud and other potential legal violations related to mortgage backed securities, as well as the origination and/or underwriting of mortgage loans. In addition, the CFPB has recently advised us that they are investigating certain of our retail financing practices. These matters, or any other investigation or information-gathering request, may result in material adverse consequences including without limitation, adverse judgments, settlements, fines, penalties, injunctions, or other actions.
Our business, financial position, and results of operations could be adversely affected by the impact of affiliate transaction restrictions imposed in connection with certain financing transactions.
Certain transactions between Ally Bank and any of its nonbank “affiliates,” including but not limited to Ally Financial Inc. are subject to federal statutory and regulatory restrictions. Pursuant to these restrictions, unless otherwise exempted, “covered transactions,” including Ally Bank’s extensions of credit to and asset purchases from its nonbank affiliates, generally (1) are limited to 10% of Ally Bank’s capital stock and surplus with respect to transactions with any individual affiliate, with an aggregate limit of 20% of Ally Bank’s capital stock and surplus for all affiliates and all such transactions; (2) in the case of certain credit transactions, are subject to stringent collateralization requirements; (3) in the case of asset purchases by Ally Bank, may not involve the purchase of any asset deemed to be a “low quality asset” under federal banking guidelines; and (4) must be conducted in accordance with safe-and-sound banking practices (collectively, the Affiliate Transaction Restrictions). Furthermore, there is an “attribution rule” that provides that a transaction between Ally Bank and a third party must be treated as a transaction between Ally Bank and a nonbank affiliate to the extent that the proceeds of the transaction are used for the benefit of, or transferred to, a nonbank affiliate of Ally Bank. Retail financing transactions by Ally Bank involving vehicles for which Ally provided floorplan financing are subject to the Affiliate Transaction Restrictions because the proceeds of the retail financings are deemed to benefit, and are ultimately transferred to, Ally.
Under the Dodd-Frank Act, among other changes to Sections 23A and 23B of the Federal Reserve Act, credit exposures resulting from derivatives transactions, securities lending and borrowing transactions, and acceptance of affiliate-issued debt obligations (other than securities) as collateral for a loan or extension of credit will be treated as "covered transactions." The Dodd-Frank Act also expands the scope of covered transactions required to be collateralized and places limits on acceptable collateral.
Historically, the FRB was authorized to exempt, in its discretion, transactions or relationships with affiliates from the requirements of these rules if it found such exemptions to be in the public interest and consistent with the purposes of the rules. As a result of the Dodd-Frank Act, exemptions now may be granted by the FDIC if the FDIC and FRB jointly find that the exemption is in the public interest and consistent with the purposes of the rules, and the FDIC finds that the exemption does not present an unacceptable risk to the Deposit Insurance Fund. The FRB granted several such exemptions to Ally Bank in the past. However, the existing exemptions are subject to various conditions and, particularly in light of the statutory changes made by the Dodd-Frank Act, any requests for future exemptions may not be granted. Moreover, these limited exemptions generally do not encompass consumer leasing or used vehicle financing. Since there is no assurance that Ally Bank will be able to obtain future exemptions or waivers with respect to these restrictions, the ability to grow Ally Bank’s business will be affected by the Affiliate Transaction Restrictions.
Ally Financial Inc. may require distributions in the future from its subsidiaries.
We currently fund Ally Financial Inc.’s obligations, including dividend payments to our preferred shareholders, and payments of interest and principal on our indebtedness, from cash generated by Ally Financial Inc. In the future, Ally Financial Inc. may not generate sufficient funds at the parent company level to fund its obligations. As such, it may require dividends, distributions, or other payments from its subsidiaries to fund its obligations. However, regulatory and other legal restrictions may limit the ability of Ally Financial Inc.’s subsidiaries to transfer funds freely to Ally Financial Inc. In particular, many of Ally Financial Inc.’s subsidiaries are subject to laws, regulations, and rules that authorize regulatory bodies to block or reduce the flow of funds to it or that prohibit such transfers entirely in certain circumstances. These laws, regulations, and rules may hinder Ally Financial Inc.’s ability to access funds that it may need to make payments on its obligations in the future. Furthermore, as a bank holding company, Ally Financial Inc. may become subject to a prohibition or to limitations

Ally Financial Inc. • Form 10-K

on its ability to pay dividends. The bank regulators have the authority and, under certain circumstances, the duty to prohibit or to limit payment of dividends by the banking organizations they supervise, including Ally Financial Inc. and its subsidiaries.
Current and future increases in FDIC insurance premiums, including the FDIC special assessment imposed on all FDIC-insured institutions, could decrease our earnings.
Beginning in 2008 and continuing through 2012, higher levels of bank failures have dramatically increased resolution costs of the FDIC and depleted the Deposit Insurance Fund (the DIF). In May 2009, the FDIC announced that it had voted to levy a special assessment on insured institutions in order to facilitate the rebuilding of the DIF. In September 2009, the FDIC voted to adopt an increase in the risk-based assessment rate effective beginning January 1, 2011, by three basis points. Further, the Dodd-Frank Act alters the calculation of an insured institution’s deposit base for purposes of deposit insurance assessments and removes the upper limit for the reserve ratio designated by the FDIC each year. On February 7, 2011, the FDIC approved a final rule implementing these changes, which took effect on April 1, 2011. The FDIC will continue to assess the changes to the assessment rates at least annually. Future deposit premiums paid by Ally Bank depend on the level of the DIF and the magnitude and cost of future bank failures. Any increases in deposit insurance assessments could decrease our earnings.
Risks Related to Our Business
The profitability and financial condition of our operations are heavily dependent upon the performance, operations, and prospects of GM and Chrysler.
GM and Chrysler dealers and their retail customers compose a significant portion of our customer base, and our Dealer Financial Services operations are highly dependent on GM and Chrysler production and sales volume. In 2012, 63% of our U.S. new vehicle dealer inventory financing and 59% of our U.S. new vehicle consumer automotive financing volume were for GM franchised dealers and customers, and 28% of our U.S. new vehicle dealer inventory financing and 32% of our U.S. new vehicle consumer automotive financing volume were for Chrysler dealers and customers.
We are currently party to agreements with each of GM and Chrysler that provide for certain exclusivity privileges related to subvention programs offered by each of them. On April 25, 2012, Chrysler provided us with notification of nonrenewal for the existing agreement, and as a result our agreement with Chrysler will expire in April 2013. Further, Chrysler has recently announced that it has entered into a ten-year agreement with Santander Consumer USA Inc. (Santander), pursuant to which Santander will provide a full range of wholesale and retail financing services to Chrysler dealers and consumers, beginning in May 2013. In addition, our agreement with GM will expire in December 2013. These agreements provided Ally with certain preferred provider benefits, including limiting the use of other financing providers by GM and Chrysler in their incentive programs. We cannot predict the ultimate impact that the expiration of these agreements will have on our operations. However, the expiration of these agreements will likely increase competitive pressure on Ally, as some competitors have or could have exclusive agreements with GM and/or Chrysler.
On October 1, 2010, GM acquired AmeriCredit Corp. (which GM subsequently renamed General Motors Financial Company, Inc. (GMF)), an independent automotive finance company that focuses on providing leasing and subprime financing options. Further, and as previously announced, we have entered into an agreement with GMF pursuant to which GMF will purchase our automotive finance operations in Europe and Latin America, as well as our interest in a joint venture in China. As GMF continues to grow, and as GM directs additional business to GMF, it could reduce GM's reliance on our services over time, which could have a material adverse effect on our profitability and financial condition. In addition, it is possible that GM or other automotive manufacturers could utilize other existing companies to support their financing needs including offering products or terms that we would not or could not offer, which could have a material adverse impact on our business and operations. Furthermore, other automotive manufacturers could expand or establish or acquire captive finance companies to support their financing needs thus reducing their need for our services.
A significant adverse change in GM’s or Chrysler’s business, including the production or sale of GM or Chrysler vehicles; the quality or resale value of GM or Chrysler vehicles; the use of GM or Chrysler marketing incentives; GM’s or Chrysler’s relationships with its key suppliers; or GM’s or Chrysler’s relationship with the United Auto Workers and other labor unions and other factors impacting GM or Chrysler or their respective employees, or significant adverse changes in their respective liquidity position and access to the capital markets; could have a material adverse effect on our profitability and financial condition.
There is no assurance that the global automotive market or GM’s and Chrysler’s respective share of that market will not suffer downturns in the future, and any negative impact could in turn have a material adverse effect on our business, results of operations, and financial position.
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

Ally Financial Inc. • Form 10-K

We have significant maturities of unsecured debt each year. While we have reduced our reliance on unsecured funding, it continues to remain a critical component of our capital structure and financing plans. At December 31, 2012, approximately $1.3 billion in principal amount of total outstanding consolidated unsecured debt is scheduled to mature in 2013, and approximately $5.6 billion and $5.1 billion in principal amount of consolidated unsecured debt is scheduled to mature in 2014 and 2015, respectively. We also obtain short-term funding from the sale of floating rate demand notes, all of which the holders may elect to have redeemed at any time without restriction. At December 31, 2012, a total of $3.1 billion in principal amount of Demand Notes were outstanding. We also rely on secured funding. At December 31, 2012, approximately $11.5 billion of outstanding consolidated secured debt is scheduled to mature in 2013, approximately $13.6 billion is scheduled to mature in 2014, and approximately $8.6 billion is scheduled to mature in 2015. Furthermore, at December 31, 2012, approximately $15.7 billion in certificates of deposit at Ally Bank are scheduled to mature in 2013, which is not included in the 2013 unsecured maturities provided above. Additional financing will be required to fund a material portion of the debt maturities over these periods. The capital markets continue to be volatile, and Ally’s access to the debt markets may be significantly reduced during periods of market stress. In addition, we will continue to have significant original issue discount amortization expenses (OID expense) in the near future, which will adversely affect our net income and resulting capital position. OID expense was $349 million in 2012, and the remaining scheduled amortization of OID is $261 million, $188 million, and $56 million in 2013, 2014, and 2015, respectively.
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
We have a significant amount of indebtedness. At December 31, 2012, we had approximately $82.8 billion in principal amount of indebtedness outstanding (including $45.1 billion in secured indebtedness). Interest expense on our indebtedness constituted approximately 48% of our total financing revenue and other interest income for the year ended December 31, 2012. In addition, during the twelve months ending December 31, 2012, we declared and paid preferred stock dividends of $802 million in the aggregate.
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
The worldwide financial services industry is highly competitive. If we are unable to compete successfully or if there is increased competition in the automotive financing and/or insurance markets or generally in the markets for securitizations or asset sales, our business could be negatively affected.
The markets for automotive financing, banking, and insurance are highly competitive. The market for automotive financing has grown more competitive as more consumers are financing their vehicle purchases and as more competitors continue to enter this market as a result of how well automotive finance assets generally performed relative to other asset classes during the 2008 economic downturn. More recently, competition for automotive financing has further intensified as a growing number of banks have become increasingly interested in automotive-finance assets, which has resulted in pressure on our net interest margins. For example, on April 1, 2011, TD Bank Group announced the closing of its acquisition of Chrysler Financial, which could enhance Chrysler Financial’s ability to expand its product offerings and may result in increased competition. Ally Bank faces significant competition from commercial banks, savings institutions, mortgage companies, and other financial institutions. Our insurance business faces significant competition from insurance carriers, reinsurers, third-party administrators, brokers, and other insurance-related companies. Many of our competitors have substantial positions nationally or in the markets in which they operate. Some of our competitors have lower cost structures, substantially lower costs of capital, and are much less reliant on securitization activities, unsecured debt, and other public markets. Our competitors may be subject to different, and in some cases, less stringent, legislative and regulatory regimes than we are, thus putting us at a competitive disadvantage to these competitors. We face significant competition in most areas including product offerings, rates, pricing and fees, and customer service. If we are unable to compete effectively in the markets in which we operate, our profitability and financial condition could be negatively affected.
The markets for asset securitizations and whole-loan sales are competitive, and other issuers and originators could increase the amount of their issuances and sales. In addition, lenders and other investors within those markets often establish limits on their credit exposure to particular issuers, originators, and asset classes, or they may require higher returns to increase the amount of their exposure. Increased issuance by other participants in the market or decisions by investors to limit their credit exposure to (or to require a higher yield for) us or to automotive securitizations or whole-loans could negatively affect our ability and that of our subsidiaries to price our securitizations and whole-loan sales at attractive rates. The result would be lower proceeds from these activities and lower profits for our subsidiaries and us.

Ally Financial Inc. • Form 10-K

Our allowance for loan losses may not be adequate to cover actual losses, and we may be required to materially increase our allowance, which may adversely affect our capital, financial condition, and results of operations.
We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expenses, which represents management’s best estimate of probable credit losses that have been incurred within the existing portfolio of loans, all as described in Note 1 to the Consolidated Financial Statements. The allowance, in the judgment of management, is established to reserve for estimated loan losses and risks inherent in the loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks using existing qualitative and quantitative information, all of which may undergo material changes. Changes in economic conditions affecting borrowers, accounting rules and related guidance, new information regarding existing loans, identification of additional problem loans, and other factors, both within and outside of our control, may require an increase in the allowance for loan losses.
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
The previously contemplated plan and settlement related to the ResCap bankruptcy has been allowed to lapse by ResCap, and as a result, there is substantial uncertainty related to resolution of the bankruptcy and substantial claims could be brought against us.
On May 14, 2012 (the Petition Date), Residential Capital, LLC (ResCap) and certain of its wholly owned direct and indirect subsidiaries (collectively, the Debtors) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court). In connection with the filings in May, Ally Financial Inc. and its direct and indirect subsidiaries and affiliates (excluding the Debtors) (collectively, AFI) had reached an agreement with the Debtors and certain creditor constituencies on a prearranged Chapter 11 plan (the Plan). The Plan included a proposed settlement (the Settlement) between AFI and the Debtors, which included, among other things, an obligation of AFI to make a $750 million cash contribution to the Debtor's estate, and a release of all existing or potential causes of action between AFI and the Debtors, as well as a release of all existing or potential ResCap-related causes of action against AFI held by third parties.
The Settlement contemplated certain milestone requirements that the Debtors failed to satisfy, including the Bankruptcy Court's confirmation of the Plan on or before October 31, 2012. While the failure to meet this October 31 milestone would have resulted in the Settlement's automatic termination, AFI and the Debtors agreed to monthly temporary waivers of this automatic termination through February 28, 2013. This waiver was not extended beyond this date, and therefore the Settlement has terminated.
As of the Petition Date, institutional investors in residential mortgage-backed securities (RMBS Investors) issued by ResCap's affiliates and holding more than 25 percent of at least one class in each of 290 securitizations agreed to settle alleged representation and warranty claims against the Debtors' estates in exchange for a total $8.7 billion allowed claim in the Debtors' bankruptcy cases, subject to the applicable securitization trustees' acceptance of the terms of the settlements (the RMBS Settlements). The RMBS Investors also signed separate plan support agreements (PSAs) with the Debtors and AFI in support of the Plan at the time of entering into the RMBS Settlements. To date, RMBS Investors holding more than 25 percent of at least one class in each of 336 securitizations have agreed to the RMBS Settlements. These 336 securitizations have an aggregate original principal balance of approximately $189 billion (out of a total of 392 outstanding securitizations with an original principal balance of $221 billion). The RMBS Settlements are subject to Bankruptcy Court approval, and the Bankruptcy Court has scheduled a hearing to consider such approval in late May 2013. The PSAs are not part of this scheduled Bankruptcy Court hearing. A number of creditors have raised objections to the RMBS Settlements, but the trustees representing the 336 securitization trusts and AFI have filed statements in support of the Debtors' motion to approve the RMBS Settlements. Separately, the Debtors have failed to meet several Plan milestones in their bankruptcy cases, each of which has given the RMBS Investors the right to terminate the PSAs upon three business days advance written notice to the Debtors and AFI. The RMBS Investors have not given the Debtors and AFI such a notice to date, but have the right to do so at any time. If the RMBS Settlements were not approved or the RMBS Investors were to decide not to support any proposed plan, it could adversely impact the likelihood that any plan is approved by the Bankruptcy Court. AFI continues to support the RMBS Settlements at this time.
On June 4, 2012, Berkshire Hathaway Inc. filed a motion in the Bankruptcy Court for the appointment of an independent examiner to investigate, among other things, certain of the Debtors' transactions with AFI occurring prior to the Petition Date, any claims the Debtors may hold against AFI's officers and directors, and any claims the Debtors proposed to release under the Plan. On June 20, 2012, the Bankruptcy Court approved the appointment of an examiner and, subsequently, the United States Trustee for the Southern District of New York appointed former bankruptcy judge Arthur J. Gonzalez, Esq. as the examiner (the Examiner). On July 27, 2012, the Bankruptcy Court entered an order approving the scope of the Examiner's investigation. The investigation includes, among other things: (a) all material pre-petition transactions between or among the Debtors and AFI, Cerberus Capital Management, L.P. and its subsidiaries and affiliates, and/or Ally Bank; (b) certain post-petition negotiations and transactions with the Debtors, including with respect to plan sponsor, plan support, and settlement agreements, the debtor-in-possession financing with AFI, the stalking horse asset purchase agreement with AFI, and the servicing agreement with Ally Bank; (c) all state and federal law claims or causes of action the Debtors proposed to release as part of the Plan; and (d) the release of all existing or potential ResCap-related causes of action against AFI held by third parties. In the Examiner's original work plan, the Examiner estimated that his investigation and related report would be completed six months from approximately August 6, 2012. However, on February

Ally Financial Inc. • Form 10-K

7, 2013 the Examiner informed the Bankruptcy Court in the third supplement to the work plan that the investigation and related report will not be completed until early May 2013.
On December 26, 2012, the Bankruptcy Court, in an effort to facilitate plan negotiations, entered an order appointing bankruptcy judge James M. Peck, Esq. as mediator to assist the parties in resolving certain issues relating to the formulation and confirmation of the Plan. There can be no assurance that the mediation process will continue or will ultimately lead to a successful agreement among the parties.
On February 26, 2013, the official committee of unsecured creditors appointed in the Debtors' bankruptcy cases (the Creditors' Committee) filed with the Bankruptcy Court a response to the Debtors' motions for appointment of a chief restructuring officer and to extend their exclusive period to file a chapter 11 plan, which, among other things, states that the Creditors' Committee supports such extension through and including April 30, 2013, and during such time the Creditors' Committee will agree not to bring any claims against AFI. The response further states that the Debtors consent to the Creditors' Committee seeking standing in the Bankruptcy Court to prosecute and/or settle the Debtors' alleged claims against AFI and agree to settle claims against AFI only with Creditors' Committee consent.
On February 27, 2013, the Debtors filed a motion with the Bankruptcy Court seeking, for purposes of any proposed chapter 11 plan, that GMAC Mortgage's obligation to conduct and pay for independent file review regarding certain residential foreclosure actions and foreclosure sales prosecuted by GMAC Mortgage and its subsidiaries, as required under the Consent Order, be classified as a general unsecured claim in an amount to be determined, and that the automatic stay under the Bankruptcy Code be applied to prevent the FRB, the FDIC, and other governmental entities from taking any action to enforce the obligation against the Debtors. If the Bankruptcy Court approves the motion, such governmental entities are likely to seek to enforce the obligation against AFI, and any such obligations ultimately borne by AFI could be material. The Debtors have requested that the motion be heard at a hearing on March 21, 2013.
We are currently named as defendants in various lawsuits relating to ResCap mortgage-backed securities and certain other mortgage-related matters, which are described in more detail in Note 29 to the Consolidated Financial Statements. The majority of these matters are currently subject to orders entered by the Bankruptcy Court staying the matters through either March 31, 2012 or April 30, 2013. Unless the Debtors seek and obtain Bankruptcy Court approval to extend these stay orders, these matters are expected to proceed against us once the applicable stay orders expire.
As a result of the termination of the Settlement, AFI is no longer obligated to make the $750 million cash contribution and neither party is bound by the Settlement. Further, AFI is not entitled to receive any releases from either the Debtors or any third party claimants, as was contemplated under the Plan and Settlement. However, AFI has not withdrawn its offer to provide a $750 million cash contribution to the Debtors' estate if an acceptable settlement can be reached. As a result of the termination of the Settlement, substantial claims could be brought against us, which could have a material adverse impact on our results of operations, financial position or cash flows.
We are exposed to consumer credit risk, which could adversely affect our profitability and financial condition.
We are subject to credit risk resulting from defaults in payment or performance by customers for our contracts and loans, as well as contracts and loans that are securitized and in which we retain a residual interest. Furthermore, a weak economic environment and high unemployment rates could exert pressure on our consumer automotive finance customers resulting in higher delinquencies, repossessions, and losses. There can be no assurances that our monitoring of our credit risk as it affects the value of these assets and our efforts to mitigate credit risk through our risk-based pricing, appropriate underwriting policies, and loss-mitigation strategies are, or will be, sufficient to prevent a further adverse effect on our profitability and financial condition. We have begun to increase our nonprime automobile financing. We define nonprime consumer automobile loans as those loans with a FICO score (or an equivalent score) at origination of less than 620. In addition, we have increased our used automobile financing. Borrowers that finance used vehicles tend to have lower FICO scores as compared to new vehicle borrowers, and defaults resulting from vehicle breakdowns are more likely to occur with used vehicles as compared to new vehicles that are financed. At December 31, 2012, the carrying value of our Automotive Finance operations nonprime consumer automobile loans before allowance for loan losses was $5.1 billion, or approximately 9.4% of our total consumer automobile loans. Of these loans, $62 million were considered nonperforming as they had been placed on nonaccrual status in accordance with internal loan policies. Refer to the Nonaccrual Loans section of Note 1 to the Consolidated Financial Statements for additional information. As we grow our nonprime automobile financing loans over time, our credit risk may increase. As part of the underwriting process, we rely heavily upon information supplied by third parties. If any of this information is intentionally or negligently misrepresented and the misrepresentation is not detected before completing the transaction, the credit risk associated with the transaction may be increased.
General business and economic conditions may significantly and adversely affect our revenues, profitability, and financial condition.
Our business and earnings are sensitive to general business and economic conditions in the United States. A downturn in economic conditions resulting in increased short and long term interest rates, inflation, fluctuations in the debt capital markets, unemployment rates, consumer and commercial bankruptcy filings, or a decline in the strength of national and local economies and other factors that negatively affect household incomes could decrease demand for our financing products and increase financing delinquency and losses on our customer and dealer financing operations. We have been negatively affected due to the significant stress in the residential real estate and related capital markets and, in particular, the lack of home price appreciation in many markets in which we lend. Further, a significant and sustained increase in fuel prices could lead to diminished new and used vehicle purchases and negatively affect our automotive finance business.
If the rate of inflation were to increase, or if the debt capital markets or the economies of the United States were to weaken, or if home prices or new and used vehicle purchases experience declines, we could be significantly and adversely affected, and it could become more

Ally Financial Inc. • Form 10-K

expensive for us to conduct our business. For example, business and economic conditions that negatively affect household incomes, housing prices, and consumer behavior related to our businesses could decrease (1) the demand for our new and used vehicle financing and (2) the value of the collateral underlying our portfolio of held-for-investment assets and new and used vehicle loans and interests that continue to be held by us, thus further increasing the number of consumers who become delinquent or default on their loans. In addition, the rate of delinquencies, foreclosures, and losses on our loans could be higher during more severe economic slowdowns.
Any sustained period of increased delinquencies, foreclosures, or losses could further harm our ability to sell our new and used vehicle loans, the prices we receive for our new and used vehicle loans, or the value of our portfolio of mortgage and new and used vehicle loans held-for-investment or interests from our securitizations, which could harm our revenues, profitability, and financial condition. Continued adverse business and economic conditions could affect demand for new and used vehicles, housing, the cost of construction, and other related factors that could harm the revenues and profitability of our business.
The current debt crisis in Europe, the risk that certain countries may default on their sovereign debt, and recent rating agency actions with respect to European countries and the United States and the resulting impact on the financial markets, could have a material adverse impact on our business, results of operations and financial position.
The current crisis in Europe has created uncertainty with respect to the ability of certain European Union countries to continue to service their sovereign debt obligations. In the past several years, rating agencies have lowered their ratings on several euro-zone countries. The continuation of the European debt crisis has adversely impacted financial markets and has created substantial volatility and uncertainty, and will likely continue to do so. Risks related to this have had, and are likely to continue to have, a negative impact on global economic activity and the financial markets. The effects of the European debt crisis could be even more significant if a Eurozone country determines to depart the European Monetary Union, which would lead to redenomination of obligations of obligors in that country and cause foreign exchange, operational, and settlement disruptions. In addition, on August 5, 2011, Standard & Poor’s Ratings Services lowered its long-term sovereign credit rating on the United States of America to ‘AA+’ from ‘AAA’, and the outlook on its long-term rating is negative. The U.S. downgrade, any future downgrades, as well as the perceived creditworthiness of U.S. government-related obligations, including uncertainty surrounding the U.S. federal deficit and debt ceiling debate, could impact our ability to obtain, and the pricing with respect to, funding that is collateralized by affected instruments and obtained through the secured and unsecured markets. As these conditions persist, our business, results of operation, and financial position could be materially adversely affected.
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
The U.S. Department of Treasury (Treasury) holds a majority of the outstanding common stock.
At February 28, 2013, Treasury held 981,971 shares of common stock, which represents approximately 74% of the voting power of the holders of common stock outstanding for matters requiring a vote of the holders of common stock. In addition, as of the date hereof, Treasury holds 118,750,000 shares of Series F-2 Preferred Stock (which are convertible into shares of common stock in accordance with Ally's certificate of incorporation), with an aggregate liquidation preference of approximately $5.9 billion.
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
In particular, Treasury may have a greater interest in promoting U.S. economic growth and jobs than our other stockholders. In the future we may also become subject to new and additional laws and government regulations regarding various aspects of our business as a result of participation in the TARP program and the U.S. government's ownership in our business. These regulations and actions by directors could make it more difficult for us to compete with other companies that are not subject to similar regulations.

Ally Financial Inc. • Form 10-K

The limitations on compensation imposed on us due to our participation in TARP, including the restrictions placed on our compensation by the Special Master for TARP Executive Compensation, may adversely affect our ability to retain and motivate our executives and employees.
Our performance is largely dependent on the talent and efforts of our management team and employees. As a result of our participation in TARP, the compensation of certain members of our management team and employees is subject to extensive restrictions under the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009 (the ARRA), which was signed into law on February 17, 2009, as implemented by the Interim Final Rule issued by Treasury on June 15, 2009 (the IFR). In addition, due to our level of participation in TARP, pursuant to ARRA and the IFR, the Office of the Special Master for TARP Executive Compensation has the authority to further regulate our compensation arrangements with certain of our executives and employees. In addition, we may become subject to further restrictions under any other future legislation or regulation limiting executive compensation. Many of the restrictions are not limited to our senior executives and affect other employees whose contributions to revenue and performance may be significant. These limitations may leave us unable to create a compensation structure that permits us to retain and motivate certain of our executives and employees or to attract new executives or employees, especially if we are competing against institutions that are not subject to the same restrictions. Any such inability could have a material and adverse effect on our business, financial condition, and results of operations.
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
Significant indemnification payments or contract, lease, or loan repurchase activity of retail contracts or leases could harm our profitability and financial condition.
We have repurchase obligations in our capacity as servicer in securitizations and whole-loan sales. If a servicer breaches a representation, warranty, or servicing covenant with respect to an automotive receivable, the servicer may be required by the servicing provisions to repurchase that asset from the purchaser or otherwise compensate one or more classes of investors for losses caused by the breach. If the frequency at which repurchases of assets or other payments occurs increases substantially from its present rate, the result could be a material adverse effect on our financial condition, liquidity, and results of operations.

Ally Financial Inc. • Form 10-K

A loss of contractual servicing rights could have a material adverse effect on our financial condition, liquidity, and results of operations.
We are the servicer for all of the receivables we have acquired or originated and transferred to other parties in securitizations and whole-loan sales of automotive receivables. We are paid a fee for these services, which fees in the aggregate constitute a substantial revenue stream for us. In each case, we are subject to the risk of termination under the circumstances specified in the applicable servicing provisions.
In most securitizations and whole-loan sales, the owner of the receivables will be entitled to declare a servicer default and terminate the servicer upon the occurrence of specified events. These events typically include a bankruptcy of the servicer, a material failure by the servicer to perform its obligations, and a failure by the servicer to turn over funds on the required basis. The termination of these servicing rights, were it to occur, could have a material adverse effect on our financial condition, liquidity, and results of operations.
Our earnings may decrease because of decreases or increases in interest rates.
We are subject to risks from decreasing interest rates, particularly given the Federal Reserve’s recent steps to keep interest rates low in an attempt to improve economic growth. A low interest rate environment or a flat or inverted yield curve may adversely affect certain of our businesses by compressing net interest margins or reducing the amounts we earn on our investment securities portfolio, thereby reducing our net interest income and other revenues.
Rising interest rates could also have an adverse impact on our business as well. For example, rising interest rates:

•	will increase our cost of funds;

•	may reduce our consumer automotive financing volume by influencing customers to pay cash for, as opposed to financing, vehicle purchases or not to buy new vehicles;

•	may negatively impact our ability to remarket off-lease vehicles; and

•	will generally reduce the value of automotive financing loans and contracts and retained interests and fixed income securities held in our investment portfolio.
Throughout 2009 and 2010 the credit risk embedded in the balance sheet was reduced as a result of asset sales, asset markdowns, and a change in the mix of our loan assets as the legacy portfolios were replaced with assets underwritten to tighter credit standards. This reduction in risk has resulted in a mix of assets outstanding on the balance sheet as of December 31, 2012, with a lower yielding profile than the prior year. During this same period of time we experienced a significant decline in our consumer automotive operating lease portfolio that was realizing higher yields from remarketing gains due to historically high used vehicle prices. The combination of the above factors resulted in a decline in asset yields more than the decline in liability rates, and therefore the decline in the net interest spread on the balance sheet throughout 2010 and into 2011.
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
In addition, hedge accounting in accordance with accounting principles generally accepted in the United States of America (GAAP) requires the application of significant subjective judgments to a body of accounting concepts that is complex.
A failure of or interruption in, as well as, security risks of the communications and information systems on which we rely to conduct our business could adversely affect our revenues and profitability.
We rely heavily upon communications and information systems to conduct our business. Any failure or interruption of our information systems or the third-party information systems on which we rely as a result of inadequate or failed processes or systems, human errors, employee misconduct, catastrophic events, or other external events could cause underwriting or other delays and could result in fewer applications being received, slower processing of applications, and reduced efficiency in servicing. In addition, our communication and information systems may present security risks, and could be susceptible to hacking or identity theft. For example, similar to other large financial institutions, Ally's website, ally.com, was recently the subject of cyber attacks that resulted in slow performance and unavailability of the website for some customers. The occurrence of any of these events could have a material adverse effect on our business.
We use estimates and assumptions in determining the fair value of certain of our assets. If our estimates or assumptions prove to be incorrect, our cash flow, profitability, financial condition, and business prospects could be materially and adversely affected.
We use estimates and various assumptions in determining the fair value of many of our assets, including certain held-for-investment and held-for-sale loans for which we elected fair value accounting, retained interests from securitizations of loans and contracts, MSRs, and other

Ally Financial Inc. • Form 10-K

investments, which do not have an established market value or are not publicly traded. We also use estimates and assumptions in determining the residual values of leased vehicles. In addition, we use estimates and assumptions in determining our reserves for legal matters, insurance losses and loss adjustment expenses which represent the accumulation of estimates for both reported losses and those incurred, but not reported, including claims adjustment expenses relating to direct insurance and assumed reinsurance agreements. For further discussion related to estimates and assumptions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates.” Our actual experience may differ materially from these estimates and assumptions. A material difference between our estimates and assumptions and our actual experience may adversely affect our cash flow, profitability, financial condition, and business prospects.
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
Recently, the FASB has proposed new financial accounting standards, and has many active projects underway, that could materially affect our reported revenues, profitability, or financial condition. These proposed standards or projects include the potential for significant changes in the accounting for financial instruments (including loans, deposits, allowance for loan losses, and debt) and the accounting for leases, among others. It is possible that any changes, if enacted, could adversely affect our reported revenues, profitability, or financial condition.
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
We are exposed to consumer loan portfolio concentration in certain states, including California, Texas, and Florida. Factors adversely affecting the economies and applicable laws in these and other states could have an adverse effect on our business, results of operations and financial position.
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
The primary offices for Dealer Financial Services operations are located in Detroit, Michigan, and Southfield, Michigan. The primary office for our Automotive Finance operations is located in Detroit, Michigan, and is included in the totals referenced above. The primary

Ally Financial Inc. • Form 10-K

office for our Insurance operations is located in Southfield, Michigan, where we lease approximately 71,000 square feet of office space under leases expiring in April 2016.
The primary offices for our Mortgage operations are located in Fort Washington, Pennsylvania. In Fort Washington, we lease approximately 450,000 square feet of office space pursuant to a lease that expires in November 2019.
In addition to the properties described above, we lease additional space to conduct our operations. We believe our facilities are adequate for us to conduct our present business activities.
Item 3.    Legal Proceedings
Refer to Note 29 to the Consolidated Financial Statements for a discussion related to our legal proceedings.
Item 4.    Mine Safety Disclosures
Not applicable.

Part II
Ally Financial Inc. • Form 10-K

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock
We currently have a total of 2,021,384 shares of common stock authorized for issuance, and at February 28, 2013, a total of 1,330,970 shares of common stock were issued and outstanding. Further, we have reserved 690,272 of the remaining authorized but unissued shares of common stock for issuance in connection with any future conversion of Ally's Fixed Rate Cumulative Mandatorily Convertible Preferred Stock, Series F-2 (Series F-2 Preferred Stock). Our common stock is not registered with the Securities and Exchange Commission, and there is no established trading market for the shares. At February 28, 2013, there were 153 holders of common stock reflected on our stock register.
Subject to certain exceptions, for so long as any shares of the Series F-2 Preferred Stock are outstanding and owned by the U.S. Department of Treasury (Treasury), Ally and its subsidiaries are generally prohibited from paying certain dividends or distributions on, or redeeming, repurchasing or acquiring, any common stock without the consent of Treasury. Ally is also generally prohibited from making any dividends or distributions on, or redeeming, repurchasing, or acquiring, its common stock unless all accrued and unpaid dividends for all past dividend periods on the Series F-2 Preferred Stock are fully paid. In addition, pursuant to the terms of Ally's Fixed Rate Cumulative Perpetual Preferred Stock, Series G, Ally is not permitted to make any Restricted Payments on or prior to January 1, 2014, and may only make Restricted Payments after January 1, 2014, if certain conditions are satisfied. For this purpose, Restricted Payments include dividends or distribution of assets on any share of common stock and any redemption, purchase, or other acquisition of any shares of common stock, subject to certain exceptions.
Preferred Stock
For a discussion of preferred stock currently outstanding, refer to Note 18 to the Consolidated Financial Statements.
Unregistered Sales of Equity Securities
Ally did not have any unregistered sales of its equity securities in fiscal year 2012, except as previously disclosed on Form 8-K.

Ally Financial Inc. • Form 10-K

Item 6.    Selected Financial Data
The selected historical financial information set forth below should be read in conjunction with Management’s Discussion and Analysis (MD&A) of Financial Condition and Results of Operations, our Consolidated Financial Statements, and the Notes to Consolidated Financial Statements. The historical financial information presented may not be indicative of our future performance.
The following table presents selected statement of income data.

Year ended December 31, ($ in millions)	2012	2011	2010	2009	2008
Total financing revenue and other interest income	$7,468	$7,061	$8,017	$8,887	$12,143
Interest expense	4,200	5,039	5,460	5,502	7,548
Depreciation expense on operating lease assets	1,399	941	1,251	2,256	3,159
Impairment of investment in operating leases	—	—	—	—	1,082
Net financing revenue	1,869	1,081	1,306	1,129	354
Total other revenue (a)	3,029	2,897	4,416	3,432	14,212
Total net revenue	4,898	3,978	5,722	4,561	14,566
Provision for loan losses	329	188	357	5,174	2,857
Total noninterest expense	5,324	4,741	4,973	6,425	6,789
(Loss) income from continuing operations before income tax (benefit) expense	(755)	(951)	392	(7,038)	4,920
Income tax (benefit) expense from continuing operations (b)	(1,284)	51	104	29	(108)
Net income (loss) from continuing operations	529	(1,002)	288	(7,067)	5,028
Income (loss) from discontinued operations, net of tax	667	845	741	(3,276)	(3,160)
Net income (loss)	$1,196	$(157)	$1,029	$(10,343)	$1,868
Basic and diluted earnings per common share:
Net (loss) income from continuing operations	$(205)	$(1,326)	$(1,965)	$(15,662)	$46,172
Net income (loss)	296	(691)	(1,039)	(21,850)	17,152
Non-GAAP financial measures (c):
Net income (loss)	$1,196	$(157)	$1,029	$(10,343)	$1,868
Add: Original issue discount amortization expense (d)	336	962	1,300	1,143	70
Add: Income tax (benefit) expense from continuing operations	(1,284)	51	104	29	(108)
Less: Gain on extinguishment of debt related to the 2008 bond exchange	—	—	—	—	11,460
Less: Income (loss) from discontinued operations, net of tax	667	845	741	(3,276)	(3,160)
Core pretax (loss) income (c)	$(419)	$11	$1,692	$(5,895)	$(6,470)

(a)	Total other revenue for 2008 includes $12.6 billion of gains on the extinguishment of debt, primarily related to private exchange and cash tender offers settled during the fourth quarter.

(b)
Effective June 30, 2009, we converted from a limited liability company into a corporation and, as a result, became subject to corporate U.S. federal, state, and local taxes. Our conversion to a corporation resulted in a change in tax status and a net deferred tax liability of $1.2 billion was established through income tax expense.

(c)
Core pretax (loss) income is not a financial measure defined by accounting principles generally accepted in the United States of America (GAAP). We define core pretax income as earnings from continuing operations before income taxes, original issue discount amortization expense primarily associated with our 2008 bond exchange, and the gain on extinguishment of debt related to the 2008 bond exchange. We believe that the presentation of core pretax (loss) income is useful information for the users of our financial statements in understanding the earnings from our core businesses. In addition, core pretax (loss) income is the primary measure that management uses to assess the performance of our operations. We believe that core pretax (loss) income is a useful alternative measure of our ongoing profitability and performance, when viewed in conjunction with GAAP measures. The presentation of this additional information is not a substitute for net income (loss) determined in accordance with GAAP.

(d)	Primarily represents original issue discount amortization expense associated with the 2008 bond exchange that was reported as a loss on extinguishment of debt in the Consolidated Statement of Income.

Ally Financial Inc. • Form 10-K

The following table presents selected balance sheet and ratio data.

Year ended December 31, ($ in millions)	2012	2011	2010	2009	2008
Selected period-end balance sheet data:
Total assets	$182,347	$184,059	$172,008	$172,306	$189,476
Long-term debt	$74,561	$92,885	$86,703	$88,066	$115,935
Preferred stock/interests (a)	$6,940	$6,940	$6,972	$12,180	$6,287
Total equity	$19,898	$19,280	$20,398	$20,794	$21,854
Financial ratios
Efficiency ratio (b)	108.70%	119.18%	86.91%	140.87%	46.61%
Core efficiency ratio (b)	101.72%	95.97%	70.82%	112.64%	213.76%
Return on assets (c)
Net income (loss) from continuing operations	0.29%	(0.55)%	0.16%	(3.97)%	2.65%
Net income (loss)	0.65%	(0.09)%	0.58%	(5.81)%	0.99%
Core pretax (loss) income	(0.23)%	0.01%	0.96%	(3.31)%	(3.41)%
Return on equity (c)
Net income (loss) from continuing operations	2.80%	(4.99)%	1.39%	(29.14)%	23.01%
Net income (loss)	6.32%	(0.78)%	4.98%	(42.65)%	8.55%
Core pretax (loss) income	(2.21)%	0.05%	8.19%	(24.31)%	(29.61)%
Equity to assets (c)	10.30%	11.10%	11.69%	13.63%	11.53%
Net interest spread (c)(d)	1.14%	0.59%	0.97%	0.45%	(e)
Net interest spread excluding original issue discount (c)(d)	1.46%	1.43%	2.21%	1.84%	(e)
Net yield on interest-earning assets (c)(f)	1.37%	0.84%	1.15%	1.03%	(e)
Net yield on interest-earning assets excluding original issue discount (c)(f)	1.62%	1.56%	2.22%	2.08%	(e)
Regulatory capital ratios
Tier 1 capital (to risk-weighted assets) (g)	13.13%	13.65%	14.93%	14.12%	(e)
Total risk-based capital (to risk-weighted assets) (h)	14.07%	14.69%	16.30%	15.52%	(e)
Tier 1 leverage (to adjusted quarterly average assets) (i)	11.16%	11.45%	12.99%	12.68%	(e)
Total equity	$19,898	$19,280	$20,398	$20,794	(e)
Goodwill and certain other intangibles	(494)	(493)	(532)	(534)	(e)
Unrealized gains and other adjustments	(1,715)	(262)	(309)	(447)	(e)
Trust preferred securities	2,543	2,542	2,541	2,540	(e)
Tier 1 capital (g)	20,232	21,067	22,098	22,353	(e)
Preferred equity	(6,940)	(6,940)	(6,972)	(12,180)	(e)
Trust preferred securities	(2,543)	(2,542)	(2,541)	(2,540)	(e)
Tier 1 common capital (non-GAAP) (j)	$10,749	$11,585	$12,585	$7,633	(e)
Risk-weighted assets (k)	$154,038	$154,319	$147,979	$158,326	(e)
Tier 1 common (to risk-weighted assets) (j)	6.98%	7.51%	8.50%	4.82%	(e)

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

(c)
The 2012, 2011, 2010, and 2009 ratios were computed based on average assets and average equity using a combination of monthly and daily average methodologies. The 2008 ratios have been computed based on period-end total assets and period-end total equity at December 31, 2008.

(d)
Net interest spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities, excluding discontinued operations for the periods shown.

(e)	Not applicable at December 31, 2008 as we did not become a bank holding company until December 24, 2008.

(f)	Net yield on interest-earning assets represents net financing revenue as a percentage of total interest-earning assets.

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
Overview
Ally Financial Inc. (formerly GMAC Inc.) is a leading, independent, financial services firm. Founded in 1919, we are a leading automotive financial services company with over 90 years experience providing a broad array of financial products and services to automotive dealers and their customers. We became a bank holding company on December 24, 2008, under the Bank Holding Company Act of 1956, as amended. Our banking subsidiary, Ally Bank, is an indirect wholly owned subsidiary of Ally Financial Inc. and a leading franchise in the growing direct (internet, telephone, mobile, and mail) banking market.
Our Business
Dealer Financial Services
Our Dealer Financial Services operations offer a wide range of financial services and insurance products to almost 15,000 automotive dealerships and approximately 4 million of their retail customers. We have deep dealer relationships that have been built over our greater-than 90-year history and our dealer-focused business model makes us a preferred automotive finance company for many automotive dealers. Our broad set of product offerings and customer-focused marketing programs differentiate Ally in the marketplace and help drive higher product penetration in our dealer relationships. Our ability to generate attractive automotive assets is driven by our platform and scale, strong relationships with automotive dealers, a full suite of dealer financial products, automotive loan-servicing capabilities, dealer-based incentive programs, and superior customer service.
Our automotive financial services include providing retail installment sales financing, loans, and leases, offering term loans to dealers, financing dealer floorplans and other lines of credit to dealers, fleet leasing, and vehicle remarketing services. We also offer vehicle service contracts and commercial insurance, primarily covering dealers' wholesale vehicle inventories. We are a leading provider of vehicle service contracts, and maintenance coverages.
We have a longstanding relationship with General Motors Company (GM) and have developed strong relationships directly with GM-franchised dealers. We are a preferred financing provider to GM and Chrysler Group LLC (Chrysler) (including Fiat) for incentivized retail loans. Our agreements with GM and Chrysler expire on December 31, 2013 and April 30, 2013, respectively. Ally currently competes in the marketplace for all other parts of the business with GM and Chrysler dealers including wholesale financing, standard rate consumer financing, and leasing. Ally expects to continue to play a significant role with GM and Chrysler dealers in the future as the dealer is Ally’s direct customer for the majority of business that is conducted.
We have further diversified our customer base by establishing agreements to become preferred financing providers with other vehicle manufacturers including, Thor Industries, Maserati, The Vehicle Production Group LLC, Forest River, and Mitsubishi Motors. During 2010 our primary emphasis was on originating loans of higher credit tier borrowers. For this reason, our current operating results continue to reflect higher credit quality, lower yielding loans with lower credit loss experience. Ally however seeks to be a meaningful lender to a wide spectrum of borrowers. In 2010 we enhanced our risk management practices and efforts on risk-based pricing. We have gradually increased volumes in lower credit tiers in 2011 and 2012. We plan to continue to increase the proportion of our non-GM and Chrysler business, as we focus on maintaining and growing our dealer-customer base through our full suite of products, our dealer relationships, the scale of our platform, and our dealer-based incentive programs.
Our Insurance operations offer both consumer finance and insurance products sold primarily through the automotive dealer channel, and commercial insurance products sold to dealers. As part of our focus on offering dealers a broad range of consumer finance and insurance products, we provide vehicle service contracts, maintenance coverage, and Guaranteed Automobile Protection (GAP) products. We also underwrite selected commercial insurance coverage, which primarily insures dealers' wholesale vehicle inventory in the United States.
Change in Reportable Segments
During the fourth quarter of 2012, we announced that we had reached agreements to sell substantially all of our International operations. As a result, beginning in the fourth quarter of 2012, we are presenting our continuing Automotive Finance activities under one reportable operating segment, Automotive Finance operations. Previously our Automotive Finance operations were presented as two reportable operating segments, North American Automotive Finance operations and International Automotive Finance operations.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Mortgage
The principal ongoing Mortgage operations are conducted through Ally Bank. We intend to continue to originate a modest level of jumbo and conventional conforming residential mortgages for our own portfolio through a select group of correspondent lenders. Our Mortgage operations also consist of noncore business activities including portfolios in run-off.
On October 26, 2012, we announced that Ally Bank had begun to explore strategic alternatives for its agency mortgage servicing rights portfolio and its business lending operations. On February 28, 2013, we sold our business lending operations to Walter Investment Management Corp. The majority of Ally Bank’s serviced mortgage assets are subserviced by GMAC Mortgage, LLC (GMACM), a subsidiary of ResCap, pursuant to a servicing agreement. Additionally, in July 2012, we announced our intention to shut down our U.S. Warehouse Lending business and, as of December 31, 2012, we successfully managed receivables down to $0 with no commitments outstanding. Our intent is to significantly reduce or eliminate our mortgage-related activities with respect to the origination of conforming mortgage loans with the intent to sell into securitizations sponsored by the Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac), or Government National Mortgage Association (Ginnie Mae) (collectively, the Government-sponsored Enterprises, or GSEs), the retention of mortgage servicing rights, and the extension of credit to third-party mortgage originators (warehouse lending).
Residential Capital, LLC (ResCap) and certain of its wholly-owned subsidiaries (collectively, the Debtors), filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York on May 14, 2012. Refer to Note 1 to the Consolidated Financial Statements for further information regarding the Debtors' Bankruptcy and the deconsolidation of ResCap.
Subsequent to the bankruptcy filing, ResCap announced the sale of certain assets to third parties. Upon the closing of those sales, we do not expect ResCap to continue to broker loans to us. This will primarily impact the production of loans within the Direct Lending channel, which are currently sourced exclusively from ResCap.
As the actions discussed continue to progress, we expect the level of loan production and mortgage-related assets (with the exception of mortgage loans held for investment), as well as the income before income tax expense from Mortgage operations, to decline.
Change in Reportable Segments
On May 14, 2012, the Debtors filed for relief under Chapter 11 of the Bankruptcy Code in the United States. As a result of the bankruptcy filing, ResCap was deconsolidated from our financial statements; and beginning in the second quarter of 2012, we began presenting our mortgage business activities under one reportable operating segment, Mortgage operations. Previously our Mortgage operations had been presented as two reportable operating segments, Origination and Servicing operations and Legacy Portfolio and Other operations. The new presentation is consistent with the organizational alignment of the business and management's current view of the mortgage business.
Corporate and Other
Corporate and Other primarily consists of our centralized corporate treasury activities, such as management of the cash and corporate investment securities portfolios, short- and long-term debt, retail and brokered deposit liabilities, derivative instruments, the amortization of the discount associated with new debt issuances and bond exchanges, most notably from the December 2008 bond exchange, and the residual impacts of our corporate funds-transfer pricing (FTP) and treasury asset liability management (ALM) activities. Corporate and Other also includes our Commercial Finance Group, certain equity investments, reclassifications and eliminations between the reportable operating segments, and overhead that was previously allocated to operations that have since been sold or classified as discontinued operations. Our Commercial Finance Group provides senior secured commercial-lending products to primarily U.S.-based middle market companies.
The net financing revenue of our Automotive Finance and Mortgage operations includes the results of an FTP process that insulates these operations from interest rate volatility by matching assets and liabilities with similar interest rate sensitivity and maturity characteristics. The FTP process assigns charge rates to the assets and credit rates to the liabilities within our Automotive Finance and Mortgage operations, respectively, based on anticipated maturity and a benchmark index plus an assumed credit spread. The assumed credit spread represents the cost of funds for each asset class based on a blend of funding channels available to the enterprise, including unsecured and secured capital markets, private funding facilities, and deposits. In addition, a risk-based methodology, which incorporates each operations credit, market, and operational risk components is used to allocate equity to these operations.
Change in Reportable Segments
During the fourth quarter of 2012, we began to allocate expenses associated with certain deposit gathering activities and other additional costs of holding liquidity to our Automotive Finance and Mortgage operations. These expenses were previously included within our Corporate and Other activities. Additionally, we began to include overhead that was previously allocated to operations that have since been sold or moved into discontinued operations within our Corporate and Other activities.
Ally Bank
Ally Bank, our direct banking platform, provides us with a stable and diversified low-cost funding source. Our focus is on building a stable deposit base driven by our compelling brand and strong value proposition. Ally Bank raises deposits directly from customers through direct banking via the internet, telephone, mobile, and mail channels. Ally Bank has established a strong and growing retail banking franchise

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

which is based on a promise of being straightforward, easy to use, and offering high-quality customer service. Ally Bank's products and services are designed to develop long-term customer relationships and capitalize on the shift in consumer preference for direct banking.
Ally Bank offers a full spectrum of deposit product offerings, such as checking, savings, and certificates of deposit (CDs), as well as 48-month raise your rate CDs, IRA deposit products, Popmoney person-to-person transfer service, eCheck remote deposit capture, Ally Perks debit rewards program, and Mobile Banking. In addition, brokered deposits are obtained through third-party intermediaries. At December 31, 2012, Ally Bank had $46.9 billion of deposits, including $35.0 billion of retail deposits. The growth of our retail base from $7.2 billion at the end of 2008 to $35.0 billion at December 31, 2012, has enabled us to reduce our cost of funds during that period. The growth in deposits is primarily attributable to our retail deposits while our brokered deposits have remained at historical levels. Strong retention rates, reflecting the strength of the franchise, have materially contributed to our growth in retail deposits.
Funding and Liquidity
Our funding strategy largely focuses on the development of diversified funding sources which we manage across products, programs, markets, and investor groups. We fund our assets primarily with a mix of retail and brokered deposits, public and private asset-backed securitizations, asset sales, committed and uncommitted credit facilities and public unsecured debt.
The diversity of our funding sources enhances funding flexibility, limits dependence on any one source and results in a more cost-effective funding strategy over the long term. Throughout 2008 and 2009, the global credit markets experienced extraordinary levels of volatility and stress. As a result, access by market participants, including Ally, to the capital markets was significantly constrained and borrowing costs increased. In response, numerous government programs were established aimed at improving the liquidity position of U.S. financial services firms. After converting to a bank holding company in late 2008, we participated in several of the programs, including Temporary Liquidity Guaranty Program (TLGP), Term Auction Facility, and Term Asset-Backed Securities Loan Facility. Our diversification strategy and participation in these programs helped us to maintain sufficient liquidity during this period of financial distress to meet all maturing unsecured debt obligations and to continue our lending and operating activities. During 2012, we repaid the TLGP debt and the other programs were discontinued prior to 2012.
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
Maximizing bank funding continues to be the cornerstone of our long-term liquidity strategy. We have made significant progress in migrating assets to Ally Bank and growing our retail deposit base since becoming a bank holding company. Retail deposits provide a low-cost source of funds that are less sensitive to interest rate changes, market volatility or changes in our credit ratings than other funding sources. At December 31, 2012, deposit liabilities totaled $47.9 billion, which constituted 37% of our total funding. This compares to just 14% at December 31, 2008.
In addition to building a larger deposit base, we continue to remain active in the securitization markets to finance Ally Bank's automotive loan portfolios. During 2012, we issued $11.8 billion in secured funding backed by retail automotive loans and leases as well as dealer floorplan automotive loans of Ally Bank. Continued structural efficiencies in securitizations combined with improving capital market conditions have resulted in a reduction in the cost of funds achieved through secured funding transactions, making them a very attractive source of funding. Additionally, for retail loans and leases, the term structure of the transaction locks in funding for a specified pool of loans and leases for the life of the underlying asset. Once a pool of retail automobile loans are selected and placed into a securitization, the underlying assets and corresponding debt amortize simultaneously resulting in committed and matched funding for the life of the asset. We manage the execution risk arising from secured funding by maintaining a diverse investor base and maintaining committed secured facilities.
As we have shifted our focus to migrating assets to Ally Bank and growing our bank funding capabilities, our reliance on parent company liquidity has consequently been reduced. Funding sources at the parent company generally consist of longer-term unsecured debt, private credit facilities, and asset-backed securitizations. In 2012, we issued over $3.6 billion of unsecured debt globally through several issuances. At December 31, 2012, we had $1.3 billion and $5.6 billion of outstanding unsecured long-term debt with maturities in 2013 and 2014, respectively. To fund these maturities, we expect to use existing pre-issued liquidity combined with maintaining an opportunistic approach to new issuance.
The strategies outlined above have allowed us to build and maintain a conservative liquidity position. Total available liquidity at the parent company was $15.6 billion and Ally Bank had $13.2 billion of available liquidity at December 31, 2012. Parent company liquidity is defined as our consolidated operations less Ally Bank and the subsidiaries of Ally Insurance's holding company. At the same time, these strategies have also resulted in a cost of funds improvement of approximately 95 basis points since the first quarter of 2011. Looking forward, given our enhanced liquidity and capital position and generally improved credit ratings, we expect that our cost of funds will continue to improve over time.
Credit Strategy
We are a full spectrum automotive finance lender with most of our automotive loan originations underwritten within the prime-lending markets as we continue to prudently expand in nonprime markets. During 2012, we continued to recognize improvement in our credit risk profile as a result of proactive credit risk initiatives that were taken in 2009 and 2010 and modest improvement in the overall economic

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

environment. Additionally, we discontinued certain nonstrategic operations, mainly in our international businesses. Within our Automotive Finance operations, we exited certain underperforming dealer relationships. Within our Mortgage operations, we have taken action with the intent to significantly reduce or eliminate our mortgage-related activities with respect to the origination of conforming mortgage loans with the intent to sell into GSE-sponsored securitizations, the retention of mortgage servicing rights, and the extension of credit to third-party mortgage originators (warehouse lending). We intend to continue to originate a modest level of high-quality non-conforming mortgages that exceed GSE limits (jumbo mortgages) for retention as mortgage loans held for investment.
During the year ended December 31, 2012, the credit performance of our portfolios remained strong overall as our asset quality trends within our automotive and mortgage portfolios were stable. Nonperforming loans continued to decline, benefiting from the deconsolidation of ResCap. Charge-offs also declined primarily due to recoveries in the commercial portfolio. Our provision for loan losses increased to $329 million in 2012 from $188 million in 2011 due to higher asset levels in the consumer and commercial automotive portfolios and our prudent expansion of underwriting strategy to originate volumes across a broader credit spectrum, which was significantly narrowed during the recession.
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
As one of the conditions to becoming a bank holding company, the FRB required several actions of Ally, including meeting a minimum amount of regulatory capital. In order to meet this requirement, Ally took several actions, the most significant of which were the execution of private debt exchanges and cash tender offers to purchase and/or exchange certain of our and our subsidiaries outstanding notes held by eligible holders for a combination of cash, newly issued notes of Ally, and in the case of certain of the offers, preferred stock. The transactions resulted in an extinguishment of all notes tendered or exchanged into the offers and the new notes and stock were recorded at fair value on the issue date. This resulted in a pretax gain on extinguishment of debt of $11.5 billion in 2008 and a corresponding increase to our capital levels. The gain included a $5.4 billion original issue discount representing the difference between the face value and the fair value of the new notes and is being amortized as interest expense over the term of the new notes. In addition, the U.S. Department of Treasury (Treasury) made an initial investment in Ally on December 29, 2008, pursuant to the Troubled Asset Relief Program (TARP) with a $5.0 billion purchase of Ally perpetual preferred stock with a total liquidation preference of $5.25 billion (Perpetual Preferred Stock).
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

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Following the transactions described above, Treasury currently holds 73.78% of Ally common stock and approximately $5.9 billion in New MCP. As a result of its current common stock investment, Treasury is entitled to appoint six of the eleven total members of the Ally Board of Directors.
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

The following table summarizes Treasury's investment in Ally at December 31, 2012.

December 31, 2012 ($ in millions)	Book Value	Face Value
MCP (a)	$5,685	$5,938
Common equity (b)		73.78%

(a)
Reflects the exchange of face value of $5.25 billion of Perpetual Preferred Stock to MCP in December 2009 and the conversion of face value of $3.0 billion and $5.5 billion of MCP to common equity in December 2009 and December 2010, respectively.

(b)	Represents the current common equity ownership position by Treasury.
Discontinued Operations
During 2012, 2011, and 2010, we committed to dispose certain operations of our Automotive Finance operations, Insurance operations, Mortgage operations, and Commercial Finance Group, and have classified these operations as discontinued. For all periods presented, all of the operating results for these operations have been removed from continuing operations. Refer to Note 2 to the Consolidated Financial Statements for more details. The MD&A has been adjusted to exclude discontinued operations unless otherwise noted.
Sales transactions for our Automotive Finance operations are expected to close in stages throughout 2013. It is anticipated that there could be significant gains or losses occurring during interim periods of 2013 as the various stages close. We believe that when all of the various stages are closed, we will realize a gain on the sale of our Automotive Finance discontinued operations.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Primary Lines of Business
Dealer Financial Services, which includes our Automotive Finance and Insurance operations, and Mortgage are our primary lines of business. The following table summarizes the operating results excluding discontinued operations of each line of business. Operating results for each of the lines of business are more fully described in the MD&A sections that follow.

Year ended December 31, ($ in millions)	2012	2011	2010	Favorable/ (unfavorable) 2012-2011 % change	Favorable/ (unfavorable) 2011-2010 % change
Total net revenue (loss)
Dealer Financial Services
Automotive Finance operations	$3,149	$2,952	$3,421	7	(14)
Insurance operations	1,214	1,398	1,801	(13)	(22)
Mortgage operations	1,768	1,171	2,587	51	(55)
Corporate and Other	(1,233)	(1,543)	(2,087)	20	26
Total	$4,898	$3,978	$5,722	23	(30)
Income (loss) from continuing operations before income tax (benefit) expense
Dealer Financial Services
Automotive Finance operations	$1,389	$1,333	$1,757	4	(24)
Insurance operations	160	316	557	(49)	(43)
Mortgage operations	689	(622)	772	n/m	(181)
Corporate and Other	(2,993)	(1,978)	(2,694)	(51)	27
Total	$(755)	$(951)	$392	21	n/m
n/m = not meaningful

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Consolidated Results of Operations
The following table summarizes our consolidated operating results excluding discontinued operations for the periods shown. Refer to the operating segment sections of the MD&A that follows for a more complete discussion of operating results by line of business.

Year ended December 31, ($ in millions)	2012	2011	2010	Favorable/ (unfavorable) 2012-2011 % change	Favorable/ (unfavorable) 2011-2010 % change
Net financing revenue
Total financing revenue and other interest income	$7,468	$7,061	$8,017	6	(12)
Interest expense	4,200	5,039	5,460	17	8
Depreciation expense on operating lease assets	1,399	941	1,251	(49)	25
Net financing revenue	1,869	1,081	1,306	73	(17)
Other revenue
Net servicing income	693	569	1,094	22	(48)
Insurance premiums and service revenue earned	1,059	1,170	1,371	(9)	(15)
Gain on mortgage and automotive loans, net	532	470	1,239	13	(62)
Loss on extinguishment of debt	(148)	(64)	(124)	(131)	48
Other gain on investments, net	146	259	502	(44)	(48)
Other income, net of losses	747	493	334	52	48
Total other revenue	3,029	2,897	4,416	5	(34)
Total net revenue	4,898	3,978	5,722	23	(30)
Provision for loan losses	329	188	357	(75)	47
Noninterest expense
Compensation and benefits expense	1,365	1,322	1,348	(3)	2
Insurance losses and loss adjustment expenses	461	483	547	5	12
Other operating expenses	3,498	2,936	3,078	(19)	5
Total noninterest expense	5,324	4,741	4,973	(12)	5
(Loss) income from continuing operations before income tax (benefit) expense	(755)	(951)	392	21	n/m
Income tax (benefit) expense from continuing operations	(1,284)	51	104	n/m	51
Net income (loss) from continuing operations	$529	$(1,002)	$288	153	n/m
n/m = not meaningful
2012 Compared to 2011
We earned net income from continuing operations of $529 million for the year ended December 31, 2012, compared to a net loss from continuing operations of $1.0 billion for the year ended December 31, 2011. Net income from continuing operations for the year ended December 31, 2012, was favorably impacted by our Automotive Finance operations, primarily due to an increase in consumer automotive financing revenue related to growth in the retail loan and operating lease portfolios. Additional favorability for the year ended December 31, 2012 was primarily the result of a more favorable servicing asset valuation, net of hedge, compared to the same period in 2011, higher fee income and net origination revenue related to increased consumer mortgage-lending production associated with government-sponsored refinancing programs, higher net gains on the sale of mortgage loans, and lower original issue discount (OID) amortization expense related to bond maturities and normal monthly amortization. The increase was partially offset by a $1.2 billion charge related to the Debtors' Chapter 11 filing, higher provision for loan losses, and lower investment income due to impairment related to certain investment securities that we do not plan on holding to recovery.
Total financing revenue and other interest income increased $407 million for the year ended December 31, 2012, compared to 2011. The increase resulted primarily from an increase in operating lease revenue and consumer financing revenue at our Automotive Finance operations driven primarily by an increase in consumer asset levels as a result of increased used vehicle automotive financing and higher automotive industry sales, as well as limited use of whole-loan sales as a funding source in recent periods. Additionally, we continue to prudently expand our nonprime origination volume. The increase was partially offset by the deconsolidation of ResCap effective May 14, 2012, which primarily impacted our Mortgage operations, as well as a lower average yield mix as higher rate Ally Bank mortgage loans run off.
Interest expense decreased 17% for the year ended December 31, 2012, compared to 2011. OID amortization expense decreased $576 million for the year ended December 31, 2012, compared to 2011, due to bond maturities and normal monthly amortization. Additionally, interest expense decreased at our Mortgage operations due to the deconsolidation of ResCap and lower funding costs.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Depreciation expense on operating lease assets increased 49% for the year ended December 31, 2012, compared to 2011, primarily due to higher lease asset balances as a result of strong lease origination volume and lower lease remarketing gains primarily due to lower lease remarketing volume. During the latter half of 2009, we re-entered the U.S. leasing market with targeted lease product offerings and have continued to expand lease volume since that time.
Net servicing income was $693 million for the year ended December 31, 2012, compared to $569 million in 2011. The increase was primarily due to the performance of the derivative servicing hedge as compared to a less favorable hedge performance in 2011, partially offset by lower servicing fees due to the deconsolidation of ResCap.
Insurance premiums and service revenue earned decreased 9% for the year ended December 31, 2012, compared to 2011, primarily due to declining U.S. vehicle service contracts written between 2007 and 2009 as a result of lower domestic vehicle sales volume.
Gain on mortgage and automotive loans increased 13% for the year ended December 31, 2012, compared to 2011. Though we deconsolidated ResCap during the second quarter of 2012, the increase was primarily due to higher consumer mortgage-lending production through our direct lending channel and margins associated with government-sponsored refinancing programs, higher margins on warehouse and correspondent lending due to decreased competition and more selective originations from these channels, and improved gains on specified pooled mortgage loans.
Loss on extinguishment of debt increased $84 million for the year ended December 31, 2012, compared to the same period in 2011, primarily due to fees incurred related to the early termination of FHLB debt as a result of replacing our higher-cost long-term debt structure in favor of a lower-cost short-term FHLB debt structure.
Other gain on investments, net, was $146 million for the year ended December 31, 2012, compared to $259 million in 2011. The decrease was primarily due to the recognition of $61 million other-than-temporary impairment on certain equity securities in 2012 and lower realized investment gains.
Other income, net of losses, increased 52% for the year ended December 31, 2012, compared to 2011. The increase was primarily due to higher fee income and net origination revenue related to increased consumer mortgage-lending production associated with government-sponsored refinancing programs and a decrease in fair value option election valuation losses related to the deconsolidation of ResCap, partially offset by lower remarketing fee income from our Automotive Finance operations driven by lower remarketing volumes through our proprietary SmartAuction platform.
The provision for loan losses was $329 million for the year ended December 31, 2012, compared to $188 million in 2011. The increase was driven primarily by higher asset levels in the consumer automotive portfolio and our prudent expansion of underwriting strategy to originate volumes across a broader credit spectrum, which was significantly narrowed during the recession.
Other operating expenses increased 19% for the year ended December 31, 2012, compared to 2011. The increase was primarily due to a $1.2 billion charge related to ResCap's Chapter 11 filing (refer to Note 1 for more information regarding the Debtors' bankruptcy, deconsolidation, and this charge), a $90 million expense related to penalties imposed by certain regulators and other governmental agencies in connection with mortgage foreclosure-related matters during the second quarter of 2012, and higher professional services expense, partially offset by lower mortgage representation and warranty expense related to the deconsolidation of ResCap.
We recognized consolidated income tax benefit from continuing operations of $1.3 billion for the year ended December 31, 2012, compared to income tax expense of $51 million in 2011. In 2011, we had a full valuation allowance against our domestic net deferred tax assets and certain international net deferred tax assets. For the year ended December 31, 2012, our results from operations benefited $1.3 billion from the release of U.S. federal and state valuation allowances and related effects on the basis of management's reassessment of the amount of its deferred tax assets that are more likely than not to be realized. Refer to Note 23 to the Consolidated Financial Statements for further information.
2011 Compared to 2010
We incurred a net loss from continuing operations of $1.0 billion for the year ended December 31, 2011, compared to net income from continuing operations of $288 million for the year ended December 31, 2010. Continuing operations for the year ended December 31, 2011, were unfavorably impacted by a decrease in net servicing income due to a drop in interest rates and increased market volatility, lower gains on the sale of loans, and a $230 million expense related to penalties imposed by certain regulators and other governmental agencies in connection with mortgage foreclosure-related matters. Partially offsetting these decreases were lower representation and warranty expense and provision for loan losses.
Total financing revenue and other interest income decreased by 12% for the year ended December 31, 2011, compared to 2010. Operating lease revenue and the related depreciation expense at our Automotive Finance operations declined due to a lower average operating lease portfolio balance as a result of our decision in late 2008 to significantly curtail leasing. Depreciation expense was also impacted by lower lease remarketing gains resulting from lower lease termination volumes. The decrease in our Mortgage operations resulted from a decline in average asset levels due to loan sales, the deconsolidation of previously on-balance sheet securitizations, and portfolio runoff. Partially offsetting the decrease was an increase in consumer financing revenue at our Automotive Finance operations driven primarily by an increase in consumer asset levels related to strong loan origination volume during 2010 and 2011 resulting primarily from higher automotive industry sales, increased used vehicle financing volume, and higher on-balance sheet retention.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Interest expense decreased 8% for the year ended December 31, 2011, compared to 2010, primarily as a result of a change in our funding mix with an increased amount of funding coming from deposit liabilities as well as favorable trends in the securitization markets.
Net servicing income was $569 million for the year ended December 31, 2011, compared to $1.1 billion in 2010. The decrease was primarily due to a decrease in interest rates and increased market volatility compared to favorable valuation adjustments in 2010. Additionally, 2011 includes a valuation adjustment that estimates the impact of higher servicing costs related to enhanced foreclosure procedures, establishment of single point of contact, and other processes to comply with a consent order (the Consent Order) with the FRB and the FDIC entered into on April 13, 2011.
Insurance premiums and service revenue earned decreased 15% for the year ended December 31, 2011, compared to 2010. The decrease was primarily driven by the sale of certain international insurance operations during the fourth quarter of 2010 and lower earnings from our U.S. vehicle service contracts written between 2007 and 2009 due to lower domestic vehicle sales volume.
Gain on mortgage and automotive loans decreased 62% for the year ended December 31, 2011, compared to 2010. The decrease was primarily due to lower margins on mortgage loan sales, a decrease in mortgage loan production, lower whole-loan mortgage sales and mortgage loan resolutions in 2011, the absence of the 2010 gain on the deconsolidation of an on-balance sheet securitization, and the expiration of our automotive forward flow agreements during the fourth quarter of 2010.
We incurred a loss on extinguishment of debt of $64 million for the year ended December 31, 2011, compared to a loss of $124 million for the year ended December 31, 2010. The activity in all periods related to the extinguishment of certain Ally debt, which included $50 million of accelerated amortization of original issue discount for 2011, compared to $101 million in 2010.
Other gain on investments was $259 million for the year ended December 31, 2011, compared to $502 million in 2010. The decrease was primarily due to lower realized investment gains on our Insurance operations investment portfolio.
Other income, net of losses, increased 48% for the year ended December 31, 2011, compared to 2010. The increase during 2011 was primarily due to the positive impact of a $121 million gain on the early settlement of a loss holdback provision related to certain historical automotive whole-loan forward flow agreements and a favorable change in the fair value option election adjustment.
The provision for loan losses was $188 million for the year ended December 31, 2011, compared to $357 million in 2010. The decrease during 2011 reflected improved credit quality of the overall portfolio as a result of the decision to curtail nonprime lending in 2009 and the continued runoff and improved loss performance of our Nuvell nonprime automotive financing portfolio.
Insurance losses and loss adjustment expenses decreased 12% for the year ended December 31, 2011, compared to 2010. The decrease was primarily due to lower frequency and severity experienced in our U.S. vehicle service contract business and the sale of certain international insurance operations during the fourth quarter of 2010, which was partially offset by higher weather-related losses in the United States on our dealer inventory insurance products.
Other operating expenses decreased 5% for the year ended December 31, 2011, compared to 2010. The decrease was primarily related to a decrease of $346 million in mortgage representation and warranty reserve expense, lower insurance commissions expense, and lower vehicle remarketing and repossession expense. The decrease was partially offset by a $230 million expense related to penalties imposed by certain regulators and other governmental agencies in connection with mortgage foreclosure-related matters.
We recognized consolidated income tax expense of $51 million for the year ended December 31, 2011, compared to $104 million in 2010. For those respective periods, we had a full valuation allowance against our domestic net deferred tax assets and certain international net deferred tax assets. Accordingly, tax expense was driven by U.S. state income taxes in states where profitable subsidiaries are required to file separately from other loss companies in the group or where the use of prior losses is restricted, and foreign income taxes on pretax profits within foreign jurisdictions. The decrease in income tax expense for 2011, compared to 2010, was driven by increased foreign pretax losses.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Dealer Financial Services
Results for Dealer Financial Services are presented by reportable segment, which includes our Automotive Finance and Insurance operations.
Automotive Finance Operations
Results of Operations
The following table summarizes the operating results of our Automotive Finance operations excluding discontinued operations for the periods shown. Automotive Finance operations include the automotive activities of Ally Bank. The amounts presented are before the elimination of balances and transactions with our other reportable segments.

Year ended December 31, ($ in millions)	2012	2011	2010	Favorable/ (unfavorable) 2012-2011 % change	Favorable/(unfavorable) 2011-2010 % change
Net financing revenue
Consumer	$2,827	$2,411	$1,953	17	23
Commercial	1,152	1,134	1,210	2	(6)
Loans held-for-sale	15	5	112	n/m	(96)
Operating leases	2,379	1,929	2,579	23	(25)
Other interest income	52	92	109	(43)	(16)
Total financing revenue and other interest income	6,425	5,571	5,963	15	(7)
Interest expense	2,199	2,100	2,011	(5)	(4)
Depreciation expense on operating lease assets	1,399	941	1,255	(49)	25
Net financing revenue	2,827	2,530	2,697	12	(6)
Other revenue
Servicing fees	109	161	227	(32)	(29)
Gain on automotive loans, net	41	48	248	(15)	(81)
Other income	172	213	249	(19)	(14)
Total other revenue	322	422	724	(24)	(42)
Total net revenue	3,149	2,952	3,421	7	(14)
Provision for loan losses	253	89	260	(184)	66
Noninterest expense
Compensation and benefits expense	416	395	352	(5)	(12)
Other operating expenses	1,091	1,135	1,052	4	(8)
Total noninterest expense	1,507	1,530	1,404	2	(9)
Income before income tax expense	$1,389	$1,333	$1,757	4	(24)
Total assets	$128,411	$112,591	$97,961	14	15
n/m = not meaningful
2012 compared to 2011
Our Automotive Finance operations earned income before income tax expense of $1.4 billion for the year ended December 31, 2012, compared to $1.3 billion for the year ended December 31, 2011. Results for the year ended December 31, 2012 were favorably impacted by higher consumer and operating lease revenues driven by growth in the retail loan and operating lease portfolios. These items were partially offset by higher provision for loan losses, lower operating lease remarketing gains due primarily to lower remarketing volume, lower servicing fees, and lower income generated from lease remarketing.
Consumer financing revenue increased 17% for the year ended December 31, 2012, compared to 2011, due to an increase in consumer asset levels driven by limited use of whole-loan sales as a funding source in recent periods, increased volumes of used vehicle automotive financing, and higher automotive industry sales; however, our GM and Chrysler penetration levels for new retail automotive loans were lower than those in 2011. Additionally, we continue to prudently expand our nonprime origination volume. The increase in consumer revenue from volume was partially offset by lower yields as a result of the competitive market environment for automotive financing.
Commercial financing revenue increased $18 million for the year ended December 31, 2012, compared to 2011. The increase was primarily driven by higher commercial loan balances due to growth in our wholesale dealer floorplan lending and dealer loan portfolio, partially offset by lower yields as a result of competitive markets for automotive commercial financing.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Operating lease revenue increased 23% for the year ended December 31, 2012, compared to 2011, primarily due to higher lease asset balances as a result of strong origination volume.
Interest expense increased $99 million for the year ended December 31, 2012, compared to 2011. The increase was primarily due to higher levels of earning assets, primarily as a result of growth in the retail loan and lease portfolios.
Depreciation expense on operating lease assets increased 49% for the year ended December 31, 2012, compared to 2011, primarily due to higher lease asset balances as a result of strong lease origination volume and lower lease remarketing gains primarily due to lower lease remarketing volume.
Servicing fee income decreased 32% for the year ended December 31, 2012, compared to 2011, due to lower levels of off-balance sheet retail serviced assets.
Gains on the sale of automotive loans were $41 million for the year ended December 31, 2012, compared to $48 million for 2011. We sold approximately $2.5 billion of retail automotive loans during 2012 compared to approximately $2.8 billion during 2011. While we continue to opportunistically utilize whole-loan sales as a source of funding, we have primarily focused on securitization and deposit-based funding sources.
Other income decreased 19% for the year ended December 31, 2012, compared to 2011, primarily due to lower remarketing fee income driven by lower remarketing volumes through our proprietary SmartAuction platform.
The provision for loan losses was $253 million for the year ended December 31, 2012, compared to $89 million in 2011. The increase was primarily due to continued growth in the consumer portfolio and our prudent expansion of underwriting strategy to originate volumes across a broader credit spectrum, which was significantly narrowed during the recession.
2011 Compared to 2010
Our Automotive Finance operations earned income before income tax expense of $1.3 billion for the year ended December 31, 2011, compared to $1.8 billion for the year ended December 31, 2010. Results for the year ended December 31, 2011, were primarily driven by less favorable remarketing results in our operating lease portfolio due primarily to lower lease terminations and the absence of gains on the sale of automotive loans due to the expiration of our forward flow agreements during the fourth quarter of 2010. These declines were partially offset by increased consumer financing revenue driven by strong loan origination volume related primarily to improvement in automotive industry sales, the growth in used vehicle financing volume, and a lower loan loss provision due to an improved credit mix and improved consumer credit performance.
Consumer financing revenue increased 23% for the year ended December 31, 2011, compared to 2010, due to an increase in consumer asset levels primarily related to strong loan origination volume during 2010 and 2011 resulting primarily from higher automotive industry sales, increased used vehicle financing volume, and higher on-balance sheet retention. Additionally, we continue to prudently expand our nonprime origination volume and introduce innovative finance products to the marketplace. The increase in consumer revenue was partially offset by lower yields as a result of an increasingly competitive market environment and a change in the consumer asset mix, including the runoff of the higher-yielding Nuvell nonprime automotive financing portfolio.
Loans held-for-sale financing revenue decreased $107 million for the year ended December 31, 2011, compared to 2010, due to the expiration of whole-loan forward flow agreements during the fourth quarter of 2010. Subsequent to the expiration of these agreements, consumer loan originations have largely been retained on-balance sheet utilizing deposit funding from Ally Bank and on-balance sheet securitization transactions.
Operating lease revenue decreased 25% for the year ended December 31, 2011, compared to 2010. Operating lease revenue and depreciation expense declined due to a lower average operating lease portfolio balance. Depreciation expense was also impacted by lower remarketing gains due primarily to a decline in lease termination volume. In 2008 and 2009, we significantly curtailed our lease product offerings in the United States. During the latter half of 2009, we re-entered the U.S. leasing market with targeted lease product offerings and have continued to expand lease volume since that time.
Servicing fee income decreased $66 million for the year ended December 31, 2011, compared to 2010, due to lower levels of off-balance sheet retail serviced assets driven by a reduction of new whole-loan sales subsequent to the expiration of our forward flow agreements in the fourth quarter of 2010.
Net gain on automotive loans decreased $200 million for the year ended December 31, 2011, compared to 2010, primarily due to the expiration of whole-loan forward flow agreements during the fourth quarter of 2010.
The provision for loan losses was $89 million for the year ended December 31, 2011, compared to $260 million in 2010. The decrease was primarily due to improved credit quality that drove improved loss performance in the consumer loan portfolio and continued strength in the used vehicle market, partially offset by continued growth in the consumer loan portfolio.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Automotive Finance Operations
Our Automotive Finance operations provide automotive financing services to consumers and automotive dealers. For consumers, we provide retail financing and leasing for new and used vehicles, and through our commercial automotive financing operations, we fund dealer purchases of new and used vehicles through wholesale or floorplan financing.
Consumer Automotive Financing
Historically, we have provided two basic types of financing for new and used vehicles: retail installment sale contracts (retail contracts) and lease contracts. In most cases, we purchase retail contracts and leases for new and used vehicles from dealers when the vehicles are purchased or leased by consumers. Our consumer automotive financing operations generate revenue through finance charges or lease payments and fees paid by customers on the retail contracts and leases. In connection with lease contracts, we also recognize a gain or loss on the remarketing of the vehicle at the end of the lease.
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
With respect to consumer leasing, we purchase leases (and the associated vehicles) from dealerships. The purchase price of consumer leases is based on the negotiated price for the vehicle less any vehicle trade-in and any down payment from the consumer. Under the lease, the consumer is obligated to make payments in amounts equal to the amount by which the negotiated purchase price of the vehicle (less any trade-in value or down payment) exceeds the contract residual value (including residual support) of the vehicle at lease termination, plus lease charges. The consumer is also generally responsible for charges related to past due payments, excess mileage, excessive wear and tear, and certain disposal fees where applicable. When the lease contract is entered into, we estimate the residual value of the leased vehicle at lease termination. At contract inception, we generally determine the projected residual values based on independent data, including independent guides of vehicle residual values, and analysis. These projected values may be upwardly adjusted as a marketing incentive if the manufacturer considers above-market residual support necessary to encourage consumers to lease vehicles. To the extent the actual residual value of the vehicle, as reflected in the sales proceeds received upon remarketing at lease termination, is less than the expected residual value for the vehicle at lease inception, we incur additional depreciation expense and/or a loss on the lease transaction.
Our standard U.S. leasing plan, SmartLease, requires a monthly payment by the consumer. We also offer an alternative leasing plan, SmartLease Plus, that requires one up-front payment of all lease amounts at the time the consumer takes possession of the vehicle.
During 2011, we introduced the Ally Buyer's Choice product on new GM and Chrysler vehicles to select states in the United States. The Ally Buyer's Choice financing product allows customers to own their vehicle with a fixed rate and payment with the option to sell it to us at a pre-determined point during the contract term and at a pre-determined price.
Consumer leases are operating leases; therefore, credit losses on the operating lease portfolio are not as significant as losses on retail contracts because lease credit losses are primarily limited to payments and assessed fees. Since some of these fees are not assessed until the vehicle is returned, these losses on the lease portfolio are correlated with lease termination volume. U.S. operating lease accounts past due over 30 days represented 0.73% and 0.66% of the total portfolio at December 31, 2012 and 2011, respectively.
With respect to all financed vehicles, whether subject to a retail contract or a lease contract, we require that property damage insurance be obtained by the consumer. In addition, for lease contracts, we require that bodily injury, collision, and comprehensive insurance be obtained by the consumer.
Total consumer financing revenue of our Automotive Finance operations was $2.8 billion, $2.4 billion, and $2.0 billion in 2012, 2011, and 2010, respectively.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Consumer Automotive Financing Volume
The following table summarizes our new and used vehicle consumer financing volume, including lease, and our share of consumer sales in the United States.

	Consumer automotive financing volume			% Share of consumer sales
Year ended December 31, (units in thousands)	2012	2011	2010	2012	2011	2010
GM new vehicles	579	707	596	30	38	38
Chrysler new vehicles	315	304	302	26	32	45
Other non-GM / Chrysler new vehicles	81	68	33
Used vehicles	485	466	255
Total consumer automotive financing volume	1,460	1,545	1,186
The decline in consumer automotive financing volume in 2012, compared to 2011, was primarily driven by lower retail penetration at both GM and Chrysler in the United States. Additionally, both used and non-GM/Chrysler originations were higher due to the continued strategic focus within these markets. We continue to increase our focus on used vehicle financing, primarily through franchised dealers. The decrease in GM and Chrysler penetration during the year ended December 31, 2012 was primarily due to the market for automotive financing growing more competitive as more consumers are financing their vehicle purchases and as more competitors continue to enter this market as a result of how well automotive finance assets generally performed relative to other asset classes during the 2008 economic downturn.
Manufacturer Marketing Incentives
Automotive manufacturers may elect to sponsor incentive programs (on both retail contracts and leases) by supporting finance rates below the standard market rates at which we purchase retail contracts. These marketing incentives are also referred to as rate support or subvention. When automotive manufacturers utilize these marketing incentives, we are compensated at contract inception for the present value of the difference between the customer rate and our standard rates. For retail loans, we defer and recognize this amount as a yield adjustment over the life of the contract. For lease contracts, this payment reduces our cost basis in the underlying lease asset.
Automotive manufacturers may also provide incentives on leased vehicles by supporting an above-market residual value, referred to as residual support, to encourage consumers to lease vehicles. Residual support results in a lower monthly lease payment for the consumer. While we are compensated by the manufacturer at the time of lease origination to raise the contract residual, we may bear the risk of loss to the extent the value of the leased vehicle upon remarketing is below the contract residual value of the vehicle at the time the lease contract is signed. Under certain residual support programs, the automotive manufacturer may reimburse us to the extent remarketing sales proceeds are less than the residual value set forth in the lease contract and no greater than our standard residual rates that would have otherwise been applied. To the extent remarketing sales proceeds are more than the contract residual at termination, we may reimburse the automotive manufacturer for a portion of the higher residual value.
Under what we refer to as pull-ahead programs, consumers may be encouraged by the manufacturer to terminate leases early in conjunction with the acquisition of a new vehicle. As part of these programs, we waive all or a portion of the customer's remaining payment obligation. Under most programs, the automotive manufacturer compensates us for a portion of the foregone revenue from the waived payments that are offset partially to the extent that our remarketing sales proceeds are higher than otherwise would be realized if the vehicle had been remarketed at lease contract maturity.
We are currently party to an agreement with GM pursuant to which GM initially agreed to offer all vehicle financing incentives to customers through Ally. However, the agreement, which was originally entered into in November 2006, provides for annual reductions in the percentage of financing subvention programs that GM is required to provide through Ally, and currently applies to a limited percentage. The agreement expires on December 31, 2013.
We are also party to an agreement to make available automotive financing products and services to Chrysler dealers and customers. We provide dealer financing and services and retail financing to qualified Chrysler dealers and customers as we deem appropriate according to our credit policies and in our sole discretion, and Chrysler is obligated to use Ally for a designated minimum threshold percentage of Chrysler retail financing subvention programs. On April 25, 2012, Chrysler provided us with notification of nonrenewal related to this agreement and as a result, the agreement will expire on April 30, 2013.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

The following table presents the total U.S. consumer origination dollars and percentage mix by product type.

	Consumer automotive financing originations			% Share of consumer sales
Year ended December 31, ($ in billions)	2012	2011	2010	2012	2011	2010
GM new vehicles
New retail standard	$6,230	$9,009	$8,460	16	23	27
New retail subvented	5,960	6,734	6,532	15	17	21
Lease	5,919	5,075	2,954	15	13	9
Total GM new vehicle originations	18,109	20,818	17,946
Chrysler new vehicles
New retail standard	4,431	4,062	3,324	12	10	11
New retail subvented	1,971	2,454	3,893	5	6	12
Lease	2,380	2,165	891	6	5	3
Total Chrysler new vehicle originations	8,782	8,681	8,108
Other new retail vehicles	2,178	1,684	736	6	4	2
Other lease	93	76	43	—	—	—
Used vehicles	9,581	8,990	4,736	25	22	15
Total consumer automotive financing originations	$38,743	$40,249	$31,569
At December 31, 2012, the percentage of U.S. new retail contracts acquired that included rate subvention from GM and Chrysler decreased as a percentage of total U.S. new retail contracts compared to 2011, primarily driven by lower retail penetration at both GM and Chrysler in the United States as a result of the continued evolution of our business model. Additionally, both used and non-GM/Chrysler originations were higher due to the continued strategic focus within these markets. We continue to increase our focus on used vehicle financing, primarily through franchised dealers. The fragmented used vehicle financing market provides an attractive opportunity that we believe will further expand and support our dealer relationships and increase our volume of retail loan originations.
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
Servicing activities also include initiating contact with customers who fail to comply with the terms of the retail contract or lease, typically via telephone or sending a reminder notice, when an account becomes 3 to 15 days past due. Accounts that become 30 to 45 days past due are transferred to special collection teams that track accounts more closely. The nature and timing of these activities depend on the repayment risk of the account.
During the collection process, we may offer a payment extension to a customer experiencing temporary financial difficulty. A payment extension enables the customer to delay monthly payments for 30, 60, or 90 days, thereby deferring the maturity date of the contract by the period of delay. Extensions granted to a customer typically do not exceed 90 days in the aggregate during any 12-month period or 180 days in aggregate over the life of the contract. During the deferral period, we continue to accrue and collect interest on the contract as part of the deferral agreement. If the customer's financial difficulty is not temporary and management believes the customer could continue to make payments at a lower payment amount, we may offer to rewrite the remaining obligation, extending the term and lowering the monthly payment obligation. In those cases, the principal balance generally remains unchanged while the interest rate charged to the customer generally increases. Extension and rewrite collection techniques help mitigate financial loss in those cases where management believes the customer will recover from financial difficulty and resume regularly scheduled payments or can fulfill the obligation with lower payments over a longer period. Before offering an extension or rewrite, collection personnel evaluate and take into account the capacity of the customer to meet the revised payment terms. Generally, we do not consider extensions that fall within our policy guidelines to represent more than an insignificant delay in payment and, therefore, they are not considered Troubled Debt Restructurings (TDRs). Although the granting of an extension could delay the eventual charge-off of an account, typically we are able to repossess and sell the related collateral, thereby

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

mitigating the loss. As an indication of the effectiveness of our consumer credit practices, of the total amount outstanding in the U. S. traditional retail portfolio at December 31, 2009, only 7.5% of the extended or rewritten balances were subsequently charged off through December 31, 2012. A three-year period was utilized for this analysis as this approximates the weighted average remaining term of the portfolio. At December 31, 2012, 7.6% of the total amount outstanding in the servicing portfolio had been granted an extension or was rewritten.
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
At December 31, 2012 and 2011, our total consumer automotive serviced portfolio was $75.3 billion and $85.5 billion, respectively, compared to our consumer automotive on-balance sheet portfolio of $67.3 billion and $73.2 billion at December 31, 2012 and 2011, respectively. Refer to Note 11 to the Consolidated Financial Statements for further information regarding servicing activities.
Remarketing and Sales of Leased Vehicles
When we acquire a consumer lease, we assume ownership of the vehicle from the dealer. Neither the consumer nor the dealer is responsible for the value of the vehicle at the time of lease termination. When vehicles are not purchased by customers or the receiving dealer at scheduled lease termination, the vehicle is returned to us for remarketing through an auction. We generally bear the risk of loss to the extent the value of a leased vehicle upon remarketing is below the contract residual value determined at the time the lease contract is signed. Automotive manufacturers may share this risk with us for certain leased vehicles, as described previously under Manufacturer Marketing Incentives. Our methods of vehicle sales in the United States at lease termination primarily include the following:

•
Sale to dealer — After the lessee declines an option to purchase the off-lease vehicle, the dealer who accepts the returned off-lease vehicle has the opportunity to purchase the vehicle directly from us at a price we define.

•
Internet auctions — Once the lessee and dealer decline their options to purchase, we offer off-lease vehicles to dealers and certain other third parties in the United States through our proprietary internet site (SmartAuction). This internet sales program maximizes the net sales proceeds from off-lease vehicles by reducing the time between vehicle return and ultimate disposition, reducing holding costs, and broadening the number of prospective buyers. We maintain the internet auction site, set the pricing floors on vehicles, and administer the auction process. We earn a service fee for every vehicle sold through SmartAuction, which, in 2012, was 221,000 vehicles.

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

Commercial Automotive Financing
Automotive Wholesale Dealer Financing
One of the most important aspects of our dealer relationships is supporting the sale of vehicles through wholesale or floorplan financing. We primarily support automotive finance purchases by dealers of new and used vehicles manufactured or distributed before sale or lease to the retail customer. Wholesale automotive financing represents the largest portion of our commercial financing business and is the primary source of funding for dealers' purchases of new and used vehicles. During 2012, we financed an average commercial wholesale floorplan receivables balance of $15.3 billion of new GM vehicles, representing a 71% share of GM's U.S. dealer inventory. We also financed an average of $6.7 billion of new Chrysler vehicles representing a 58% share of Chrysler's U.S. dealer inventory. In addition, we financed an average of $2.2 billion of new non-GM/Chrysler vehicles and $3.0 billion of used vehicles.
Wholesale credit is arranged through lines of credit extended to individual dealers. In general, each wholesale credit line is secured by all vehicles and typically by other assets owned by the dealer or the operator's or owner's personal guarantee. As part of our floorplan financing arrangement, we typically require repurchase agreements with the automotive manufacturer to repurchase new vehicle inventory under certain circumstances. The amount we advance to dealers is equal to 100% of the wholesale invoice price of new vehicles, which includes destination and other miscellaneous charges, and a price rebate, known as a holdback, from the manufacturer to the dealer in varying amounts stated as a percentage of the invoice price. Interest on wholesale automotive financing is generally payable monthly. Most wholesale automotive financing is structured to yield interest at a floating rate indexed to the Prime Rate. The rate for a particular dealer is based on, among other things, competitive factors, the amount and status of the dealer's creditworthiness, and various incentive programs.
Under the terms of the credit agreement with the dealer, we may demand payment of interest and principal on wholesale credit lines at any time; however, unless we terminate the credit line or the dealer defaults or the risk and exposure warrant, we generally require payment of the principal amount financed for a vehicle upon its sale or lease by the dealer to the customer.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Total commercial wholesale revenue of our Automotive Finance operations was $999 million, $976 million, and $909 million in 2012, 2011, and 2010, respectively.
Commercial Wholesale Financing Volume
The following table summarizes the average balances of our commercial wholesale floorplan finance receivables of new and used vehicles and share of dealer inventory in the United States.

	Average balance			% Share of dealer inventory
Year ended December 31, ($ in millions)	2012	2011	2010	2012	2011	2010
GM new vehicles (a)	$15,331	$13,407	$10,941	71	78	82
Chrysler new vehicles (a)	6,693	6,228	4,665	58	67	72
Other non-GM / Chrysler new vehicles	2,230	1,844	1,704
Used vehicles	2,985	2,920	2,727
Total commercial wholesale finance receivables	$27,239	$24,399	$20,037

(a)	Share of dealer inventory based on a 13 month average of dealer inventory (excludes in-transit units).
Commercial wholesale financing average volume increased during 2012, compared to 2011, primarily due to growing dealer inventories required to support increasing automobile sales. GM and Chrysler wholesale penetration decreased during 2012, compared to 2011, as a result of increased competition in the wholesale marketplace.
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
Servicing and Monitoring
We service all of the wholesale credit lines in our portfolio and the wholesale automotive finance receivables that we have securitized. A statement setting forth billing and account information is distributed on a monthly basis to each dealer. Interest and other nonprincipal charges are billed in arrears and are required to be paid immediately upon receipt of the monthly billing statement. Generally, dealers remit payments to us through wire transfer transactions initiated by the dealer through a secure web application.
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
We periodically inspect and verify the existence of dealer vehicle inventories. The timing of the verifications varies, and ordinarily no advance notice is given to the dealer. Among other things, verifications are intended to determine dealer compliance with the financing agreement and confirm the status of our collateral.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Insurance Operations
Results of Operations
The following table summarizes the operating results of our Insurance operations excluding discontinued operations for the periods shown. The amounts presented are before the elimination of balances and transactions with our other reportable segments.

Year ended December 31, ($ in millions)	2012	2011	2010	Favorable/ (unfavorable) 2012-2011 % change	Favorable/ (unfavorable) 2011-2010 % change
Insurance premiums and other income
Insurance premiums and service revenue earned	$1,055	$1,153	$1,342	(8)	(14)
Investment income	124	220	418	(44)	(47)
Other income	35	25	41	40	(39)
Total insurance premiums and other income	1,214	1,398	1,801	(13)	(22)
Expense
Insurance losses and loss adjustment expenses	454	452	511	—	12
Acquisition and underwriting expense
Compensation and benefits expense	61	61	64	—	5
Insurance commissions expense	382	431	510	11	15
Other expenses	157	138	159	(14)	13
Total acquisition and underwriting expense	600	630	733	5	14
Total expense	1,054	1,082	1,244	3	13
Income from continuing operations before income tax expense	$160	$316	$557	(49)	(43)
Total assets	$8,439	$8,036	$8,789	5	(9)
Insurance premiums and service revenue written	$1,061	$1,039	$1,029	2	1
Combined ratio (a)	98.3%	93.1%	90.6%

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

2012 Compared to 2011
Our Insurance operations earned income from continuing operations before income tax expense of $160 million for the year ended December 31, 2012, compared to $316 million for the year ended December 31, 2011. The decrease was primarily attributable to lower investment income, lower insurance premiums and service revenue earned from our U.S. vehicle service contracts, and higher weather-related losses, including the effects of Storm Sandy.
Insurance premiums and service revenue earned was $1.1 billion for the year ended December 31, 2012, compared to $1.2 billion in 2011. The decrease was primarily due to declining U.S. vehicle service contracts written between 2007 and 2009 as a result of lower domestic vehicle sales volume.
Investment income totaled $124 million for the year ended December 31, 2012, compared to $220 million in 2011. The decrease was primarily due to the recognition of other-than-temporary impairment on certain equity securities of $61 million and lower realized investment gains.
Other income totaled $35 million for the year ended December 31, 2012, compared to $25 million in 2011. The increase was primarily due to a gain of $8 million on the sale of our Canadian personal lines business during the second quarter of 2012.
Insurance losses and loss adjustment expenses totaled $454 million for the year ended December 31, 2012, compared to $452 million for the year ended December 31, 2011. The slight increase was driven primarily by higher weather-related losses in the United States on our dealer inventory insurance products, including the effects of Storm Sandy, mostly offset by lower frequency experienced in our vehicle service contract business and lower losses matching our decrease in earned premium. Despite the decrease in insurance premiums and service revenue earned, insurance losses and loss adjustment expenses increased primarily due to the impacts of Storm Sandy, which further impacted the increase in the combined ratio.
Acquisition and underwriting expense decreased 5% for the year ended December 31, 2012, compared to 2011. The decrease was primarily a result of lower commission expense in our U.S. dealership-related products matching our decrease in earned premiums, partially offset by increased technology expense.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

2011 Compared to 2010
Our Insurance operations earned income from continuing operations before income tax expense of $316 million for the year ended December 31, 2011, compared to $557 million for the year ended December 31, 2010. The decrease was primarily attributable to lower insurance premiums and service contract revenue earned from our U.S. vehicle service contracts and lower realized investment gains.
Insurance premiums and service revenue earned was $1.2 billion for the year ended December 31, 2011, compared to $1.3 billion in 2010. The decrease was primarily due to the sale of certain international insurance operations during the fourth quarter of 2010 and lower earnings from our U.S. vehicle service contracts written between 2007 and 2009 due to lower domestic vehicle sales volume.
Investment income totaled $220 million for the year ended December 31, 2011, compared to $418 million in 2010. The decrease was primarily due to lower realized investment gains.
Insurance losses and loss adjustment expenses totaled $452 million for the year ended December 31, 2011, compared to $511 million in 2010. The decrease was primarily due to lower frequency and severity experienced in our U.S. vehicle service contract business and the sale of certain international insurance operations during the fourth quarter of 2010, which was partially offset by higher weather-related losses in the United States on our dealer inventory insurance products.
Acquisition and underwriting expense decreased 14% for the year ended December 31, 2011, compared to 2010. The decrease was primarily due to the sale of certain international insurance operations during the fourth quarter of 2010 and lower commission expense in our U.S. dealership-related products matching our decrease in earned premiums.
Premium and Service Revenue Written
The following table shows premium and service revenue written by insurance product.

Year ended December 31, ($ in millions)	2012	2011	2010
Vehicle service contracts
New retail	$406	$376	$315
Used retail	509	514	517
Reinsurance	(119)	(103)	(91)
Total vehicle service contracts	796	787	741
Wholesale	132	115	103
Other finance and insurance (a)	129	133	113
North American operations	1,057	1,035	957
International and Corporate (b)	4	4	72
Total	$1,061	$1,039	$1,029

(a)	Other finance and insurance includes Guaranteed Automobile Protection (GAP) coverage, excess wear and tear, wind-down of Canadian personal lines, and other ancillary products.

(b)	International and Corporate includes certain international operations that were sold during the fourth quarter of 2010 and other run-off products.
Insurance premiums and service revenue written was $1.1 billion for the year ended December 31, 2012, compared to $1.0 billion in 2011 and 2010. Insurance premiums and service revenue written increased slightly due to higher written premiums in our new retail vehicle service contract and dealer inventory insurance products. Vehicle service contract revenue is earned over the life of the service contract on a basis proportionate to the anticipated cost pattern. Accordingly, the majority of earnings from vehicle service contracts written during 2012 will be recognized as income in future periods.
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

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

The following table summarizes the composition of our Insurance operations cash and investment portfolio at fair value.

December 31, ($ in millions)	2012	2011
Cash
Noninterest-bearing cash	$129	$211
Interest-bearing cash	488	629
Total cash	617	840
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	1,090	496
Foreign government	303	678
Mortgage-backed	714	590
Asset-backed	8	95
Corporate debt	1,264	1,491
Other debt	—	23
Total debt securities	3,379	3,373
Equity securities	1,148	1,054
Total available-for-sale securities	4,527	4,427
Total cash and securities	$5,144	$5,267

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Mortgage Operations
Results of Operations
The following table summarizes the operating results for our Mortgage operations excluding discontinued operations for the periods shown. Our Mortgage operations include the ResCap legal entity (prior to its deconsolidation from Ally Financial as of May 14, 2012) and the mortgage operations of Ally Bank. Refer to Note 1 to the Consolidated Financial Statements for further details on ResCap. The amounts presented are before the elimination of balances and transactions with our other reportable segments.

Year ended December 31, ($ in millions)	2012	2011	2010	Favorable/ (unfavorable) 2012-2011 % change	Favorable/ (unfavorable) 2011-2010 % change
Net financing revenue
Total financing revenue and other interest income	$743	$1,147	$1,711	(35)	(33)
Interest expense	592	937	1,122	37	16
Net financing revenue	151	210	589	(28)	(64)
Servicing fees	592	1,198	1,261	(51)	(5)
Servicing asset valuation and hedge activities, net	(8)	(789)	(394)	99	(100)
Total servicing income, net	584	409	867	43	(53)
Gain on mortgage loans, net	529	395	990	34	(60)
Other income, net of losses	504	157	141	n/m	11
Total other revenue	1,617	961	1,998	68	(52)
Total net revenue	1,768	1,171	2,587	51	(55)
Provision for loan losses	86	150	144	43	(4)
Noninterest expense
Compensation and benefits expense	252	394	322	36	(22)
Representation and warranty expense	67	324	670	79	52
Other operating expenses	674	925	679	27	(36)
Total noninterest expense	993	1,643	1,671	40	2
Income (loss) from continuing operations before income tax expense	$689	$(622)	$772	n/m	(181)
Total assets	$14,744	$33,906	$36,786	(57)	(8)
n/m = not meaningful
2012 Compared to 2011
Our Mortgage operations earned income from continuing operations before income tax expense of $689 million for the year ended December 31, 2012, compared to losses from continuing operations before income tax expense of $622 million for the year ended December 31, 2011. During 2011, we experienced an unfavorable servicing asset valuation, net of hedge, that did not recur in 2012. Additionally, during 2012, we earned higher fee income and net origination revenue related to increased consumer mortgage-lending production associated with government-sponsored refinancing programs, and higher net gains on the sale of mortgage loans. We incurred lower representation and warranty expense and operating expenses resulting from the deconsolidation of ResCap during the second quarter of 2012. Refer to Note 1 to the Consolidated Financial Statements for further information regarding ResCap.
Net financing revenue was $151 million for the year ended December 31, 2012, compared to $210 million in 2011. The decrease in net financing revenue was primarily due to the deconsolidation of ResCap during the second quarter of 2012. Additionally, total financing revenue and other interest income decreased in 2012 due to lower average yield mix as higher-rate Ally Bank mortgage loans continued to run off. Partially offsetting the decrease was lower interest expense related to lower funding costs.
Total servicing income, net was $584 million for the year ended December 31, 2012, compared to $409 million in 2011. The increase was primarily due to the performance of the derivative servicing hedge as compared to a less favorable hedge performance in 2011. The increase was partially offset by lower servicing fees due to the deconsolidation of ResCap.
The net gain on mortgage loans increased 34% for the year ended December 31, 2012, compared to 2011. Though we deconsolidated ResCap during the second quarter of 2012, the increase was primarily due to higher consumer mortgage-lending production through our direct lending channel and margins associated with government-sponsored refinancing programs, higher margins on warehouse and correspondent lending due to decreased competition and more selective originations from these channels, and improved market gains on specified pooled loans.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Other income, net of losses, was $504 million for the year ended December 31, 2012, compared to $157 million in 2011. The increase was primarily due to higher fee income and net origination revenue related to increased consumer mortgage-lending production associated with government-sponsored refinancing programs and a decrease in fair value option election valuation losses resulting from the deconsolidation of ResCap.
The provision for loan losses was $86 million for the year ended December 31, 2012, compared to $150 million in 2011. The decrease for the year ended December 31, 2012, was primarily due to lower net charge-offs in 2012 due to the continued runoff of legacy mortgage assets and improvements in home prices.
Total noninterest expense decreased 40% for the year ended December 31, 2012, compared to 2011. The decrease was primarily driven by lower representation and warranty expense and compensation and benefits expense resulting from the deconsolidation of ResCap. The decrease was partially offset by a $90 million expense related to penalties imposed by certain regulators and other governmental agencies in connection with mortgage foreclosure-related matters during the second quarter of 2012.
2011 Compared to 2010
Our Mortgage operations incurred a loss before income tax expense of $622 million for the year ended December 31, 2011, compared to income before income tax expense of $772 million for the year ended December 31, 2010. The decrease was primarily driven by lower net gains on the sale of mortgage loans, unfavorable servicing asset valuation, net of hedge, lower financing revenue related to a decrease in asset levels, and a $230 million expense related to penalties imposed by certain regulators and other governmental agencies in connection with mortgage foreclosure-related matters. The decrease was partially offset by lower representation and warranty expense.
Net financing revenue was $210 million for the year ended December 31, 2011, compared to $589 million in 2010. The decrease was driven by lower financing revenue and other interest income due primarily to a decline in average asset levels related to loan sales, the deconsolidation of previously on-balance sheet securitizations, and portfolio runoff. The decrease was partially offset by lower interest expense related to a reduction in average borrowings commensurate with a smaller asset base.
Total servicing income, net was $409 million for the year ended December 31, 2011, compared to $867 million in 2010. The decrease was primarily due to a drop in interest rates and increased market volatility compared to favorable valuation adjustments in 2010. Additionally, 2011 includes a valuation adjustment that estimates the impact of higher servicing costs related to enhanced foreclosure procedures, establishment of single point of contact, and other processes to comply with the Consent Order.
The net gain on mortgage loans was $395 million for the year ended December 31, 2011, compared to $990 million in 2010. The decrease during 2011 was primarily due to lower margins and production, lower whole-loan sales, lower gains on mortgage loan resolutions, and the absence of the 2010 gain on the deconsolidation of an on-balance sheet securitization. Refer to Note 10 to the Consolidated Financial Statements for information on the deconsolidation.
Total noninterest expense decreased 2% for the year ended December 31, 2011, compared to 2010. The decrease was primarily driven by lower representation and warranty expense in 2011 as 2010 included a significant increase in expense to cover anticipated repurchase requests and settlements with key counterparties. The decrease was partially offset by a $230 million expense related to penalties imposed by certain regulators and other governmental agencies in connection with mortgage foreclosure-related matters, higher loan processing and underwriting fees, and an increase in compensation and benefits expense due to an increase in headcount related to expansion activities in our broker, retail, and servicing operations.
Loan Production
U.S. Mortgage Loan Production Channels
Ally Bank continues to perform certain mortgage activities as a result of the ResCap bankruptcy process. Subsequent to the bankruptcy filing, ResCap announced the sale of certain assets to third parties. Upon the closing of those sales, we do not expect ResCap to continue to broker loans to us. This will primarily impact the production of loans within the direct lending channel, which are currently sourced exclusively from ResCap. We expect the level of loan production to continue to decline.
We have three primary channels for residential mortgage loan production: the purchase of loans in the secondary market (primarily from Ally Bank correspondent lenders), the origination of loans through our direct-lending network, and the origination of loans through our mortgage brokerage network.

•
Correspondent lender and secondary market purchases — Loans purchased from correspondent lenders are originated or purchased by the correspondent lenders and subsequently sold to us. All of the purchases from correspondent lenders are conducted through Ally Bank. We qualify and approve any correspondent lenders who participate in the loan purchase programs. We intend to continue to originate a modest level of jumbo and conventional conforming residential mortgages for our own portfolio through a select group of correspondent lenders.

•
Direct-lending network — Our direct-lending network consists of internet and telephone-based call center operations as well as our retail network. Virtually all of the residential mortgage loans of this channel are brokered to Ally Bank.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

•
Mortgage brokerage network — Residential mortgage loans originated through mortgage brokers. We review and underwrite the application submitted by the mortgage broker, approve or deny the application, set the interest rate and other terms of the loan, and, upon acceptance by the borrower and the satisfaction of all conditions required by us, fund the loan through Ally Bank. We qualify and approve all mortgage brokers who generate mortgage loans and continually monitor their performance.

The following table summarizes U.S. consumer mortgage loan production by channel.

	2012		2011		2010
Year ended December 31, ($ in millions)	Number of loans	Dollar amount of loans	Number of loans	Dollar amount of loans	Number of loans	Dollar amount of loans
Correspondent lender and secondary market purchases	58,766	$14,224	196,964	$45,349	263,963	$61,465
Direct lending	75,096	14,640	37,743	7,414	36,064	7,586
Mortgage brokers	12,996	3,601	12,018	3,495	2,035	491
Total U.S. production	146,858	$32,465	246,725	$56,258	302,062	$69,542
The following table summarizes the composition of our U.S. consumer mortgage loan production. ResCap was deconsolidated from Ally as of May 14, 2012. Refer to Note 1 to the Consolidated Financial Statements for further details on ResCap.

	2012		2011		2010
Year ended December 31, ($ in millions)	Number of loans	Dollar amount of loans	Number of loans	Dollar amount of loans	Number of loans	Dollar amount of loans
Ally Bank	146,074	$32,324	245,849	$56,130	300,738	$69,320
ResCap	784	141	876	128	1,324	222
Total U.S. production	146,858	$32,465	246,725	$56,258	302,062	$69,542
Mortgage Loan Production by Type
We intend to continue to originate a modest level of jumbo and conventional conforming residential mortgages for our held-for-investment portfolio through a select group of correspondent lenders. During 2012, 2011, and 2010, we primarily originated prime conforming and government-insured residential mortgage loans. We define prime as mortgage loans with a FICO score of 660 and above. Our mortgage loans are categorized as follows.

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

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

The following table summarizes our U.S. consumer mortgage loan production by type.

	2012		2011		2010
Year ended December 31, ($ in millions)	Number of loans	Dollar amount of loans	Number of loans	Dollar amount of loans	Number of loans	Dollar amount of loans
Prime conforming	133,359	$27,920	209,031	$47,511	228,936	$53,721
Prime nonconforming	2,706	2,211	2,008	1,679	1,837	1,548
Government	10,793	2,334	35,686	7,068	71,289	14,273
Total U.S. production	146,858	$32,465	246,725	$56,258	302,062	$69,542
U.S. Warehouse Lending
Historically, we provided warehouse-lending facilities to correspondent lenders and other mortgage originators in the United States. These facilities enabled lenders and originators to finance residential mortgage loans until they were sold in the secondary mortgage loan market. In July 2012, we announced our intention to shut down this business and, as of December 31, 2012, we successfully managed receivables down to $0 with no commitments outstanding. At December 31, 2011, we had total warehouse line of credit commitments of $2.8 billion, against which we had $1.9 billion of advances outstanding.
Loans Outstanding
Consumer mortgage loans held-for-sale and consumer mortgage loans held-for-investment as of December 31, 2012, represent loans held by Ally Bank. ResCap was deconsolidated from Ally Financial as of May 14, 2012. Refer to Note 1 to the Consolidated Financial Statements for further details on ResCap.
Consumer mortgage loans held-for-sale were as follows.

December 31, ($ in millions)	2012	2011
Prime conforming	$2,407	$3,345
Prime nonconforming	—	571
Prime second-lien	—	545
Government (a)	8	3,294
Nonprime	—	561
International	—	17
Total (b)	2,415	8,333
Net premiums (discounts)	26	(221)
Fair value option election adjustment	49	60
Lower-of-cost or fair value adjustment	—	(60)
Total, net (c)	$2,490	$8,112

(a)
Includes loans subject to conditional repurchase options of $0 million and $2.3 billion sold to Ginnie Mae-guaranteed securitizations at December 31, 2012, and December 31, 2011, respectively. The corresponding liability is recorded in accrued expenses and other liabilities on the Consolidated Balance Sheet.

(b)
Includes unpaid principal write-down of $0 million and $1.5 billion at December 31, 2012, and December 31, 2011, respectively. The amounts are write-downs taken upon the transfer of mortgage loans from held-for-investment to held-for-sale during the fourth quarter of 2009 and charge-offs taken in accordance with our charge-off policy.

(c)
Includes loans subject to conditional repurchase options of $0 million and $106 million sold to off-balance sheet private-label securitizations at December 31, 2012, and December 31, 2011, respectively. The corresponding liability is recorded in accrued expenses and other liabilities on the Consolidated Balance Sheet.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Consumer mortgage loans held-for-investment were as follows.

December 31, ($ in millions)	2012	2011
Prime conforming	$245	$278
Prime nonconforming	8,322	8,069
Prime second-lien	1,137	2,200
Government	—	—
Nonprime	—	1,349
International	—	422
Total	9,704	12,318
Net premiums	43	38
Fair value option election adjustment	—	(1,601)
Allowance for loan losses	(432)	(495)
Other	8	—
Total, net (a)	$9,323	$10,260

(a)
At December 31, 2012, and December 31, 2011, the carrying value of mortgage loans held-for-investment relating to securitization transactions accounted for as on-balance sheet securitizations and pledged as collateral totaled $0 million and $837 million, respectively. The investors in these on-balance sheet securitizations have no recourse to our other assets beyond the loans pledged as collateral other than market customary representation and warranty provisions.

Mortgage Loan Servicing
Our retained mortgage servicing rights consist of primary servicing rights. When we act as primary servicer, we collect and remit mortgage loan payments, respond to borrower inquiries, account for principal and interest, hold custodial and escrow funds for payment of property taxes and insurance premiums, counsel or otherwise work with delinquent borrowers, supervise foreclosures and property dispositions, and generally administer the loans. The majority of our serviced mortgage assets are subserviced by GMAC Mortgage, LLC, a subsidiary of ResCap, pursuant to a servicing agreement. Historically, we acted as a master servicer. When we acted as master servicer, we collected mortgage loan payments from primary servicers and distributed those funds to investors in mortgage-backed and mortgage-related asset-backed securities and whole-loan packages. Key services in this regard include loan accounting, claims administration, oversight of primary servicers, loss mitigation, bond administration, cash flow waterfall calculations, investor reporting, and tax-reporting compliance. In return for performing these functions, we receive servicing fees equal to a specified percentage of the outstanding principal balance of the loans being serviced and may also be entitled to other forms of servicing compensation, such as late payment fees or prepayment penalties. Servicing compensation also includes interest income or the float earned on collections that are deposited in various custodial accounts between their receipt and the scheduled/contractual distribution of the funds to investors. Refer to Note 11 to the Consolidated Financial Statements for additional information.
The value of mortgage servicing rights is sensitive to changes in interest rates and other factors. We have developed and implemented an economic hedge program to, among other things, mitigate the overall risk of loss due to a change in the fair value of our mortgage servicing rights. Accordingly, we hedge the change in the total fair value of our mortgage servicing rights. The effectiveness of this economic hedging program may have a material effect on the results of operations. Refer to the Critical Accounting Estimates section of this MD&A and Note 22 to the Consolidated Financial Statements for further discussion. On October 26, 2012, we announced that Ally Bank began to explore strategic alternatives for its agency mortgage servicing rights portfolio, including a potential sale of the asset. A sale alternative would require GSE approval.
The following table summarizes our primary consumer mortgage loan-servicing portfolio by product category.

December 31, ($ in millions)	2012	2011
U.S. primary servicing portfolio
Prime conforming	$117,544	$226,239
Prime nonconforming	11,628	47,767
Prime second-lien	1,136	6,871
Government	16	49,027
Nonprime	—	20,753
International primary servicing portfolio	—	5,773
Total primary servicing portfolio (a)	$130,324	$356,430

(a)	Excludes loans for which we acted as a subservicer. Subserviced loans totaled $0 billion and $26.4 billion at December 31, 2012 and 2011, respectively.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Corporate and Other
The following table summarizes the activities of Corporate and Other excluding discontinued operations for the periods shown. Corporate and Other primarily consists of our centralized corporate treasury activities, such as management of the cash and corporate investment securities portfolios, short- and long-term debt, retail and brokered deposit liabilities, derivative instruments, the amortization of the discount associated with new debt issuances and bond exchanges, most notably from the December 2008 bond exchange, and the residual impacts of our corporate funds-transfer pricing (FTP) and treasury asset liability management (ALM) activities. Corporate and Other also includes our Commercial Finance Group, certain equity investments, overhead that was previously allocated to operations that have since been sold or classified as discontinued operations, and reclassifications and eliminations between the reportable operating segments. Our Commercial Finance Group provides senior secured commercial-lending products to primarily U.S.-based middle market companies.

Year ended December 31, ($ in millions)	2012	2011	2010	Favorable/ (unfavorable) 2012-2011 % change	Favorable/ (unfavorable) 2011-2010 % change
Net financing loss
Total financing revenue and other interest income	$157	$196	$206	(20)	(5)
Interest expense
Original issue discount amortization	349	925	1,204	62	23
Other interest expense	981	992	1,055	1	6
Total interest expense	1,330	1,917	2,259	31	15
Net financing loss (a)	(1,173)	(1,721)	(2,053)	32	16
Other (expense) revenue
Loss on extinguishment of debt	(148)	(64)	(124)	(131)	48
Other gain on investments, net	69	84	146	(18)	(42)
Other income, net of losses	19	158	(56)	(88)	n/m
Total other (expense) revenue	(60)	178	(34)	(134)	n/m
Total net loss	(1,233)	(1,543)	(2,087)	20	26
Provision for loan losses	(10)	(51)	(47)	(80)	9
Noninterest expense
Compensation and benefits expense	636	472	610	(35)	23
Other operating expense (b)
Accrual related to ResCap Bankruptcy and deconsolidation (c)	750	—	—	n/m	—
Impairment of investment in ResCap (c)	442	—	—	n/m	—
Other	(58)	14	44	n/m	68
Total other operating expense	1,134	14	44	n/m	68
Total noninterest expense	1,770	486	654	n/m	26
Loss from continuing operations before income tax expense	$(2,993)	$(1,978)	$(2,694)	(51)	27
Total assets	$30,753	$29,526	$28,472	4	4
n/m = not meaningful

(a)	Refer to the table that follows for further details on the components of net financing loss.

(b)
Includes a reduction of $814 million for the year ended December 31, 2012, and $757 million for each of the years ended December 31, 2011, and 2010, related to the allocation of corporate overhead expenses to other segments. The receiving segments record their allocation of corporate overhead expense within other operating expense.

(c)	Refer to Note 1 to the Consolidated Financial Statements for further information regarding the deconsolidation of ResCap.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

The following table summarizes the components of net financing losses for Corporate and Other.

At and for the year ended December 31, ($ in millions)	2012	2011	2010
Original issue discount amortization
2008 bond exchange amortization	$(320)	$(886)	$(1,158)
Other debt issuance discount amortization	(29)	(39)	(46)
Total original issue discount amortization (a)	(349)	(925)	(1,204)
Net impact of the funds transfer pricing methodology
Unallocated liquidity costs (b)	(586)	(564)	(495)
Funds-transfer pricing / cost of funds mismatch (c)	170	42	(364)
Unassigned equity costs (d)	(467)	(364)	(77)
Total net impact of the funds transfer pricing methodology	(883)	(886)	(936)
Other (including Commercial Finance Group net financing revenue)	59	90	87
Total net financing losses for Corporate and Other	$(1,173)	$(1,721)	$(2,053)
Outstanding original issue discount balance	$1,840	$2,194	$3,169

(a)	Amortization is included as interest on long-term debt in the Consolidated Statement of Comprehensive Income.

(b)	Represents the unallocated cost of funding our cash and investment portfolio.

(c)
Represents our methodology to assign funding costs to classes of assets and liabilities based on expected duration and the London interbank offer rate (LIBOR) swap curve plus an assumed credit spread. Matching duration allocates interest income and interest expense to the reportable segments so the respective reportable segments results are insulated from interest rate risk. The balance above is the resulting benefit (loss) due to holding interest rate risk at Corporate and Other.

(d)	Primarily represents the unassigned cost of maintaining required capital positions for certain of our regulated entities, primarily Ally Bank and Ally Insurance.
The following table presents the scheduled remaining amortization of the original issue discount at December 31, 2012.

Year ended December 31, ($ in millions)	2013	2014	2015	2016	2017	2018 and thereafter (a)	Total
Original issue discount
Outstanding balance	$1,579	$1,391	$1,335	$1,272	$1,197	$—
Total amortization (b)	261	188	56	63	75	1,197	$1,840
2008 bond exchange amortization (c)	241	166	43	53	66	1,059	1,628

(a)	The maximum annual scheduled amortization for any individual year is $158 million in 2030 of which $152 million is related to 2008 bond exchange amortization.

(b)	The amortization is included as interest on long-term debt on the Consolidated Statement of Comprehensive Income.

(c)	2008 bond exchange amortization is included in total amortization.
2012 Compared to 2011
Loss from continuing operations before income tax expense for Corporate and Other was $3.0 billion for the year ended December 31, 2012, compared to $2.0 billion for the year ended December 31, 2011. Corporate and Other’s loss from continuing operations before income tax expense was driven by net financing losses, which primarily represents original issue discount amortization expense and the net impact of our FTP methodology, which includes the unallocated cost of maintaining our liquidity and investment portfolios.
The higher loss from continuing operations before income tax expense for the year ended December 31, 2012 was primarily due to a $1.2 billion charge related to ResCap's filing for relief under Chapter 11 of the bankruptcy code in the United States. Refer to Note 1 to the Consolidated Financial Statements for additional information related to ResCap. Additionally, higher losses for the year ended December 31, 2012 were impacted by the early prepayment of certain Federal Home Loan Bank debt to further reduce funding costs, the absence of a $121 million gain on the early settlement of a loss holdback provision related to certain historical automotive whole-loan forward flow agreements recognized during 2011, and an increase in compensation and benefits expense as a result of increased incentive compensation and pension-related expenses. The pension-related expenses resulted from our decision to de-risk our long-term pension liability through lump-sum buyouts and annuity placements for former subsidiaries. Refer to Note 24 to the Consolidated Financial Statements for further detail on these certain pension actions. Partially offsetting the higher losses for the year ended December 31, 2012 were decreases in OID amortization expense related to bond maturities and normal monthly amortization. Additionally, we incurred no accelerated amortization of OID for the year ended December 31, 2012, compared to $50 million for the year ended December 31, 2011.
Corporate and Other also includes the results of our Commercial Finance Group. Our Commercial Finance Group earned income from continuing operations before income tax expense of $48 million for the year ended December 31, 2012, compared to $141 million for the year ended December 31, 2011. The decrease was primarily related to lower net revenue resulting from a decline in income from servicer advance collections, lower accelerated fee income due to fewer early loan payoffs during 2012, compared to 2011. Additionally, provision

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

expense was less favorable in 2012 due to a greater decline in portfolio-level reserves in 2011 associated with higher recoveries on nonperforming exposures, combined with the runoff of the majority of our higher-risk non-core portfolio.
2011 Compared to 2010
Loss from continuing operations before income tax expense for Corporate and Other was $2.0 billion for the year ended December 31, 2011, compared to $2.7 billion for the year ended December 31, 2010. Corporate and Other's loss from continuing operations before income tax expense for both periods was driven by net financing losses, which primarily represents original issue discount amortization expense and the net impact of our FTP methodology, which includes the unallocated cost of maintaining our liquidity and investment portfolios.
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
Corporate and Other also includes the results of our Commercial Finance Group. Our Commercial Finance Group earned income from continuing operations before income tax expense of $141 million for the year ended December 31, 2011, compared to $182 million for the year ended December 31, 2010. The decrease was primarily due to lower asset levels partially offset by lower expenses and favorable loss provisions.
Cash and Securities
The following table summarizes the composition of the cash and securities portfolio held at fair value by Corporate and Other.

December 31, ($ in millions)	2012	2011
Cash
Noninterest-bearing cash	$944	$1,768
Interest-bearing cash	5,942	9,781
Total cash	6,886	11,549
Trading securities
Mortgage-backed	—	589
Total trading securities	—	589
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	1,124	1,051
U.S. states and political subdivisions	—	1
Foreign government	—	106
Mortgage-backed	6,191	6,722
Asset-backed	2,332	2,520
Other debt (a)	—	305
Total debt securities	9,647	10,705
Equity securities	4	4
Total available-for-sale securities	9,651	10,709
Total cash and securities	$16,537	$22,847

(a)	Includes intersegment eliminations.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Risk Management
Managing the risk/reward trade-off is a fundamental component of operating our businesses. Our risk management program is overseen by the Ally Board of Directors (the Board), various risk committees, and the executive leadership team. The Board sets the risk appetite across our company while the risk committees and executive leadership team identify and monitor potential risks and manage the risk to be within our risk appetite. Ally's primary risks include credit, lease residual, market, operational, insurance/underwriting, country, and liquidity.

•	Credit risk — The risk of loss arising from a creditor not meeting its financial obligations to our firm.

•
Lease Residual risk — The risk of loss arising from the possibility that the actual proceeds realized upon the sale of returned vehicles will be lower than the projection of the values used in establishing the pricing at lease inception.

•
Market risk — The risk of loss arising from changes in the fair value of our assets or liabilities (including derivatives) caused by movements in market variables, such as interest rates, foreign-exchange rates, and equity and commodity prices.

•	Operational risk — The risk of loss arising from inadequate or failed processes or systems, human factors, or external events.

•
Insurance/Underwriting risk — The risk of loss associated with either (i) fortuitous occurrences (e.g., fires, hurricanes, tortuous conduct) and/or (ii) the failure to consider the frequency of losses, severity of losses or the correlation of losses with multiple events.

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

While risk oversight is ultimately the responsibility of the Board, our governance structure starts within each line of business, including committees established to oversee risk in their respective areas. The lines of business are responsible for executing on risk strategies, policies, and controls that are fundamentally sound and compliant with global risk management policies and with applicable laws and regulations. The line of business risk committees, which report up to the Risk and Compliance Committee of the Board, monitor the performance within each portfolio and determine whether to amend any risk practices based upon portfolio trends.
In addition, the Global Risk Management and Compliance organizations are accountable for independently monitoring, measuring, and reporting on our various risks. They are also responsible for monitoring that our risks remain within the tolerances established by the Board, developing and maintaining policies, and implementing risk management methodologies.
All lines of business and global functions are subject to full and unrestricted audits by Audit Services. Audit Services reports to the Audit Committee of the Board, and is primarily responsible for assisting the Audit Committee in fulfilling its governance and oversight responsibilities. Audit Services is granted free and unrestricted access to any and all of our records, physical properties, technologies, management, and employees.
In addition, our Global Loan Review Group provides an independent assessment of the quality of Ally's credit risk portfolios and credit risk management practices. This group reports its findings directly to the Risk and Compliance Committee. The findings of this group help to strengthen our risk management practices and processes throughout the organization.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Loan and Lease Exposure
The following table summarizes the exposures from our loan and lease activities.

December 31, ($ in millions)	2012	2011
Finance receivables and loans
Dealer Financial Services	$86,542	$100,734
Mortgage operations	9,821	12,753
Corporate and Other	2,692	1,268
Total finance receivables and loans	99,055	114,755
Held-for-sale loans
Dealer Financial Services	—	425
Mortgage operations	2,490	8,112
Corporate and Other	86	20
Total held-for-sale loans	2,576	8,557
Total on-balance sheet loans	$101,631	$123,312
Off-balance sheet securitized loans
Dealer Financial Services	$1,495	$—
Mortgage operations	119,384	326,975
Corporate and Other	—	—
Total off-balance sheet securitized loans	$120,879	$326,975
Operating lease assets
Dealer Financial Services	$13,550	$9,275
Mortgage operations	—	—
Corporate and Other	—	—
Total operating lease assets	$13,550	$9,275
Serviced loans and leases
Dealer Financial Services	$134,122	$122,881
Mortgage operations (a)	130,324	356,430
Corporate and Other	1,344	1,762
Total serviced loans and leases	$265,790	$481,073

(a)	Includes primary mortgage loan-servicing portfolio only.
The risks inherent in our loan and lease exposures are largely driven by changes in the overall economy, used vehicle and housing price levels, unemployment levels, and their impact to our borrowers. The potential financial statement impact of these exposures varies depending on the accounting classification and future expected disposition strategy. We retain the majority of our automobile loans as they complement our core business model, but we do sell loans from time to time on an opportunistic basis. We primarily originate mortgage loans with the intent to sell them and, as such, retain only a small percentage of the loans that we originate or purchase. Mortgage loans that we do not intend to retain are sold to investors, primarily through securitizations guaranteed by GSEs. However, we may retain an interest or right to service these loans. We ultimately manage the associated risks based on the underlying economics of the exposure. Given our recent strategic actions, we intend to continue to originate a modest level of jumbo and conventional conforming residential mortgages through a select group of correspondent lenders with the intent to retain within our held-for-investment portfolio.

•
Finance receivables and loans — Loans that we have the intent and ability to hold for the foreseeable future or until maturity or loans associated with an on-balance sheet securitization classified as secured financing. These loans are recorded at the principal amount outstanding, net of unearned income and premiums and discounts. Probable credit-related losses inherent in our finance receivables and loans carried at historical cost are reflected in our allowance for loan losses and recognized in current period earnings. We manage the economic risks of these exposures, including credit risk, by adjusting underwriting standards and risk limits, augmenting our servicing and collection activities (including loan modifications and restructurings), and optimizing our product and geographic concentrations. Additionally, we had historically elected to carry certain mortgage loans of ResCap at fair value. Changes in the fair value of these loans are recognized in a valuation allowance separate from the allowance for loan losses and were reflected in current period earnings. We used market-based instruments, such as derivatives, to hedge changes in the fair value of these loans. Refer to the Critical Accounting Estimates discussion within this MD&A and Note 1 to the Consolidated Financial Statements for further information.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

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

•
Off-balance sheet securitized loans — Loans that we transfer off-balance sheet to nonconsolidated variable interest entities. We primarily report this exposure as cash, servicing rights, or retained interests (if applicable). Similar to finance receivables and loans, we manage the economic risks of these exposures, including credit risk, through activities including servicing and collections. Refer to the Critical Accounting Estimates discussion within this MD&A and Note 1 to the Consolidated Financial Statements for further information.

•
Operating lease assets — The net book value of the automobile assets we lease are based on the expected residual values upon remarketing the vehicles at the end of the lease. We are exposed to fluctuations in the expected residual value upon remarketing the vehicle at the end of the lease, and as such at contract inception, we generally determine the projected residual values based on independent data, including independent guides of vehicle residual values, and analysis. A valuation allowance related to lease credit losses is recorded directly against the lease rent receivable balance which is a component of Other Assets. An impairment to the carrying value of the assets may be deemed necessary if there is an unfavorable and unrecoverable change in the value of the recorded asset. Refer to the Critical Accounting Estimates discussion within this MD&A and Note 1 to the Consolidated Financial Statements for further information.

•
Serviced loans and leases — Loans that we service on behalf of our customers or another financial institution. As such, these loans can be on or off our balance sheet. For our mortgage servicing rights, we record an asset or liability (at fair value) based on whether the expected servicing benefits will exceed the expected servicing costs. Changes in the fair value of the mortgage servicing rights are recognized in current period earnings. We also service consumer automobile loans. We do not record servicing rights assets or liabilities for these loans because we receive a fee that adequately compensates us for the servicing costs. We manage the economic risks of these exposures, including market and credit risks, in part through market-based instruments such as derivatives and securities. Refer to the Critical Accounting Estimates discussion within this MD&A and Note 1 to the Consolidated Financial Statements for further information.

Credit Risk Management
Credit risk is defined as the potential failure to receive payments when due from a creditor in accordance with contractual obligations. Therefore, credit risk is a major source of potential economic loss to us. To mitigate the risk, we have implemented specific processes across all lines of business utilizing both qualitative and quantitative analyses. Credit risk is monitored by global and line of business committees and the Global Risk Management organization. Together they oversee the credit decisioning and management processes and monitor that credit risk exposures are managed in a safe-and-sound manner and are within our risk appetite. In addition, our Global Loan Review Group provides an independent assessment of the quality of our credit portfolios and credit risk management practices, and directly reports its findings to the Risk and Compliance Committee on a regular basis.
We have policies and practices that reflect our commitment to maintain an independent and ongoing assessment of credit risk and credit quality. Our policies require an objective and timely assessment of the overall quality of the consumer and commercial loan and lease portfolios. This includes the identification of relevant trends that affect the collectability of the portfolios, segments of the portfolios that are potential problem areas, loans and leases with potential credit weaknesses, and assessment of the adequacy of internal credit risk policies and procedures to monitor compliance with relevant laws and regulations. In addition, we maintain limits and underwriting guidelines that reflect our risk appetite.
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
Furthermore, we manage our counterparty credit exposure based on the risk profile of the counterparty. Within our policies, we have established minimum standards and requirements for managing counterparty risk exposures in a safe-and-sound manner. Counterparty credit risk is derived from multiple exposure types, including derivatives, securities trading, securities financing transactions, financial futures, cash balances (e.g. due from depository institutions, restricted accounts and cash equivalents), and investment in debt securities. For more information on Derivative Counterparty Credit Risk, refer to Note 22 to the Consolidated Financial Statements.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

During 2012, the U.S. economy continued to expand and the labor market recovered further. Within the U.S. automotive portfolio, encouraging trends include higher automotive industry sales when compared to the previous year. Additionally, the housing market continued to recover with strong home price appreciation in late 2012 and existing home sales registered their highest annual level since 2007. We continue to be cautious with the outlook due to weak manufacturing activity, slow global economic growth and pending budgets cuts to the U.S. federal government.
On-balance Sheet Portfolio
Our on-balance sheet portfolio includes both finance receivables and loans and held-for-sale loans. At December 31, 2012, this primarily included $86.5 billion of automobile finance receivables and loans and $12.3 billion of mortgage finance receivables and loans. Within our on-balance sheet portfolio, we had historically elected to account for certain mortgage loans of ResCap at fair value. The valuation allowance recorded on fair value-elected loans is separate from the allowance for loan losses. Changes in the fair value of loans are classified as gain on mortgage and automotive loans, net, in the Consolidated Statement of Comprehensive Income.
During 2012, we further executed on our strategy of discontinuing and selling or liquidating nonstrategic operations. Refer to Note 2 to the Consolidated Financial Statements for additional information.
The following table presents our total on-balance sheet consumer and commercial finance receivables and loans reported at carrying value before allowance for loan losses.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more (b)
December 31, ($ in millions)	2012	2011	2012	2011	2012	2011
Consumer
Finance receivables and loans
Loans at historical cost	$63,536	$73,452	$642	$567	$1	$4
Loans at fair value	—	835	—	210	—	—
Total finance receivables and loans	63,536	74,287	642	777	1	4
Loans held-for-sale	2,490	8,537	25	2,820	—	73
Total consumer loans	66,026	82,824	667	3,597	1	77
Commercial
Finance receivables and loans
Loans at historical cost	35,519	40,468	216	339	—	—
Loans at fair value	—	—	—	—	—	—
Total finance receivables and loans	35,519	40,468	216	339	—	—
Loans held-for-sale	86	20	—	—	—	—
Total commercial loans	35,605	40,488	216	339	—	—
Total on-balance sheet loans	$101,631	$123,312	$883	$3,936	$1	$77

(a)	Includes nonaccrual troubled debt restructured loans of $419 million and $934 million at December 31, 2012, and December 31, 2011, respectively.

(b)
Generally, loans that are 90 days past due and still accruing represent loans with government guarantees. This includes no troubled debt restructured loans classified as 90 days past due and still accruing at December 31, 2012, and $42 million at December 31, 2011.

Total on-balance sheet loans outstanding at December 31, 2012, decreased $21.7 billion to $101.6 billion from December 31, 2011 reflecting a decrease of $16.8 billion in the consumer portfolio and a decrease of $4.9 billion in the commercial portfolio. The decrease in total on-balance sheet loans outstanding was primarily driven by the reclassification of foreign Automotive Finance operations to discontinued operations and the deconsolidation of ResCap, partially offset by domestic automobile originations which outpaced portfolio runoff. Refer to Note 1 and Note 2 to the Consolidated Financial Statements for additional information related to ResCap and discontinued operations, respectively.
The total TDRs outstanding at December 31, 2012, decreased $744 million to $1.2 billion from December 31, 2011, due to the deconsolidation of ResCap.
During the third quarter of 2012, the Office of the Comptroller of the Currency (OCC) advised the banks for which they serve as the primary bank regulatory agency that certain loans that are current, have been discharged in a Chapter 7 Bankruptcy and have not been reaffirmed by the borrower should be accounted for as TDRs and written down to collateral value regardless of their current payment history and expected continued performance. The OCC is not our primary regulator, and our primary regulator has not provided definitive guidance. It is expected that all of the banking regulators will be evaluating this issue in the first quarter of 2013; however, due to industry practice, we have determined that these loans should be accounted for as TDRs on a prospective basis. The write down based on the discounted expected cash flows of these assets has already been considered in our allowance for loan and lease losses recorded at December 31, 2012. The impact of any change will not be material.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Total nonperforming loans at December 31, 2012, decreased $3.1 billion to $883 million from December 31, 2011, reflecting a decrease of $2.9 billion of consumer nonperforming loans and a decrease of $123 million of commercial nonperforming loans. The decrease in total nonperforming loans from December 31, 2011, was primarily due to the deconsolidation of ResCap. Nonperforming loans include finance receivables and loans on nonaccrual status when the principal or interest has been delinquent for 90 days or when full collection is determined not to be probable. Refer to Note 1 to the Consolidated Financial Statements for additional information.
The following table includes consumer and commercial net charge-offs from finance receivables and loans at historical cost and related ratios reported at carrying value before allowance for loan losses.

	Net charge-offs (recoveries)		Net charge-off ratios (a)
Year ended December 31, ($ in millions)	2012	2011	2012	2011
Consumer
Finance receivables and loans at historical cost	$507	$514	0.7%	0.7%
Commercial
Finance receivables and loans at historical cost	(33)	39	(0.1)	0.1
Total finance receivables and loans at historical cost	$474	$553	0.4	0.5

(a)
Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the year for each loan category.

Net charge-offs were $474 million for the year ended December 31, 2012, compared to $553 million for the year ended December 31, 2011. The decrease in net charge-offs for the year ended December 31, 2012, was largely due to recoveries in the commercial portfolio. Loans held-for-sale are accounted for at the lower-of-cost or fair value, and therefore we do not record charge-offs.
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
Consumer Credit Portfolio
Our consumer portfolio primarily consists of automobile loans, first mortgages, and home equity loans (we ceased originating home equity loans in 2009). Loan losses in our consumer portfolio are influenced by general business and economic conditions including unemployment rates, bankruptcy filings, and home and used vehicle prices. Additionally, our consumer credit exposure is significantly concentrated in automobile lending (largely through GM and Chrysler dealerships). Due to our subvention relationships, we are able to mitigate some interest income exposure to certain consumer defaults by receiving a rate support payment directly from the automotive manufacturers at origination.
Credit risk management for the consumer portfolio begins with the initial underwriting and continues throughout a borrower's credit cycle. We manage consumer credit risk through our loan origination and underwriting policies, credit approval process, and servicing capabilities. We use proprietary credit-scoring models to differentiate the expected default rates of credit applicants enabling us to better evaluate credit applications for approval and to tailor the pricing and financing structure according to this assessment of credit risk. We regularly review the performance of the credit scoring models and update them for historical information and current trends. These and other actions mitigate but do not eliminate credit risk. Improper evaluations of a borrower's creditworthiness, fraud, and/or changes in the applicant's financial condition after approval could negatively affect the quality of our receivables portfolio, resulting in loan losses.
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
During the year ended December 31, 2012, the credit performance of the consumer portfolio remained strong as our charge-off rate was relatively stable. For information on our consumer credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

The following table includes consumer finance receivables and loans recorded at historical cost reported at carrying value before allowance for loan losses.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more (b)
December 31, ($ in millions)	2012	2011	2012	2011	2012	2011
Domestic
Consumer automobile	$53,713	$46,576	$260	$139	$—	$—
Consumer mortgage
1st Mortgage	7,173	6,867	342	258	1	1
Home equity	2,648	3,102	40	58	—	—
Total domestic	63,534	56,545	642	455	1	1
Foreign
Consumer automobile	2	16,883	—	89	—	3
Consumer mortgage
1st Mortgage	—	24	—	23	—	—
Home equity	—	—	—	—	—	—
Total foreign	2	16,907	—	112	—	3
Total consumer finance receivables and loans	$63,536	$73,452	$642	$567	$1	$4

(a)	Includes nonaccrual troubled debt restructured loans of $373 million and $180 million at December 31, 2012, and December 31, 2011, respectively.

(b)	There were no troubled debt restructured loans classified as 90 days past due and still accruing at December 31, 2012, and December 31, 2011.
Total consumer outstanding finance receivables and loans decreased $9.9 billion at December 31, 2012 compared with December 31, 2011. This decrease was related to the reclassification of foreign Automotive Finance operations to discontinued operations. This was partially offset by an increase in our core domestic business driven by automobile consumer loan originations, which outpaced portfolio runoff, primarily due to increased industry sales and growth in used and non-GM/Chrysler originations. Additionally, we continued to prudently expand our nonprime originations.
Total consumer nonperforming finance receivables and loans at December 31, 2012, increased $75 million to $642 million from December 31, 2011, reflecting an increase of $32 million of consumer automobile nonperforming finance receivables and loans and an increase of $43 million of consumer mortgage nonperforming finance receivables and loans. Nonperforming consumer domestic automotive finance receivables and loans increased due in part to seasoning of the domestic portfolio as well as increased TDRs as we continue to provide additional options in lieu of repossessing vehicles. Nonperforming consumer domestic mortgage finance receivables and loans increased primarily due to increased TDRs as we continue foreclosure prevention and loss mitigation procedures along with our participation in a variety of government-sponsored refinancing programs. Refer to Note 8 to the Consolidated Financial Statements for additional information. Nonperforming consumer finance receivables and loans as a percentage of total outstanding consumer finance receivables and loans were 1.0% and 0.8% at December 31, 2012 and December 31, 2011, respectively.
Consumer domestic automotive loans accruing and past due 30 days or more increased $290 million to $1.1 billion at December 31, 2012, compared with December 31, 2011. The increase is primarily due to asset growth, prudent expansion of underwriting strategy, which was significantly narrowed during the recession, and seasoning of the portfolio.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

The following table includes consumer net charge-offs from finance receivables and loans at historical cost and related ratios reported at carrying value before allowance for loan losses.

	Net charge-offs		Net charge-off ratios (a)
Year ended December 31, ($ in millions)	2012	2011	2012	2011
Domestic
Consumer automobile	$267	$249	0.5%	0.6%
Consumer mortgage
1st Mortgage	82	115	1.2	1.7
Home equity	56	74	2.0	2.3
Total domestic	405	438	0.7	0.8
Foreign
Consumer automobile	102	72	0.6	0.4
Consumer mortgage
1st Mortgage	—	4	4.4	1.2
Home equity	—	—	—	—
Total foreign	102	76	0.6	0.4
Total consumer finance receivables and loans	$507	$514	0.7	0.7

(a)
Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the year for each loan category.

Our net charge-offs from total consumer automobile finance receivables and loans were $369 million for the year ended December 31, 2012, compared to $321 million for the year ended December 31, 2011. The $18 million increase in net charge-offs from the domestic automobile finance receivables and loans for the year ended December 31, 2012, was driven primarily by higher outstandings as the net charge-off rate improved.
Our net charge-offs from total consumer mortgage receivables and loans were $138 million for the year ended December 31, 2012, compared to $193 million in 2011. The decrease was driven by the improved mix of remaining loans as the lower quality legacy loans continued to runoff.
The following table summarizes the unpaid principal balance of total consumer loan originations for the periods shown. Total consumer loan originations include loans classified as finance receivables and loans and loans held-for-sale during the period.

Year ended December 31, ($ in millions)	2012	2011
Domestic
Consumer automobile	$30,351	$32,933
Consumer mortgage
1st Mortgage	32,465	56,258
Home equity	—	—
Total domestic	62,816	89,191
Foreign
Consumer automobile	9,653	9,983
Consumer mortgage
1st Mortgage	—	1,403
Home equity	—	—
Total foreign	9,653	11,386
Total consumer loan originations	$72,469	$100,577
Total automobile-originated loans decreased $2.9 billion for the year ended December 31, 2012, compared to 2011. The decrease was primarily due to lower retail penetration at both GM and Chrysler. Total mortgage-originated loans decreased $25.2 billion for the year ended December 31, 2012. The decline in loan production was primarily driven by the reduction in correspondent lending.
Consumer loan originations retained on-balance sheet as held-for-investment were $42.2 billion at December 31, 2012, compared to $44.6 billion at December 31, 2011. The decrease was primarily due to lower retail penetration at both GM and Chrysler.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

The following table shows the percentage of total consumer finance receivables and loans recorded at historical cost reported at carrying value before allowance for loan losses by state and foreign concentration. Total automobile loans were $53.7 billion and $63.5 billion at December 31, 2012, and December 31, 2011, respectively. Total mortgage and home equity loans were $9.8 billion and $10.0 billion at December 31, 2012, and December 31, 2011, respectively.

	2012 (a)		2011
December 31,	Automobile	1st Mortgage and home equity	Automobile	1st Mortgage and home equity
Texas	12.9%	5.8%	9.5%	5.5%
California	5.6	29.2	4.6	25.7
Florida	6.7	3.6	4.8	4.0
Michigan	5.0	4.1	4.0	4.8
Pennsylvania	5.2	1.6	3.6	1.6
Illinois	4.3	4.8	3.1	5.0
New York	4.6	2.0	3.5	2.3
Ohio	4.0	0.8	2.9	1.0
Georgia	3.7	1.9	2.5	1.8
North Carolina	3.3	2.0	2.2	2.1
Other United States	44.7	44.2	32.9	45.9
Foreign (b)	—	—	26.4	0.3
Total consumer loans	100.0%	100.0%	100.0%	100.0%

(a)	Presentation is in descending order as a percentage of total consumer finance receivables and loans at December 31, 2012.

(b)	Foreign consumer finance receivables and loans as of December 31, 2012, was $2 million. These remaining foreign balances are within Finland and the Czech Republic.
We monitor our consumer loan portfolio for concentration risk across the geographies in which we lend. The highest concentrations of loans in the United States are in Texas and California, which represented an aggregate of 21.0% and 16.4% of our total outstanding consumer finance receivables and loans at December 31, 2012, and December 31, 2011, respectively.
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
Repossessed assets in our Automotive Finance operations at December 31, 2012, increased $6 million to $62 million from December 31, 2011. Foreclosed mortgage assets at December 31, 2012, decreased $71 million to $6 million from December 31, 2011, primarily due to the deconsolidation of ResCap.
Higher-Risk Mortgage Loans
Since 2009, we primarily focused our origination efforts on prime conforming and government-insured residential mortgages in the United States. However, we continued to hold mortgage loans originated in prior years that have features that expose us to potentially higher credit risk including high original loan-to-value mortgage loans (prime or nonprime), payment-option adjustable-rate mortgage loans (prime nonconforming), interest-only mortgage loans (classified as prime conforming or nonconforming for domestic production and prime nonconforming or nonprime for international production), and below-market rate (teaser) mortgages (prime or nonprime).
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

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

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

•
Below-market rate (teaser) mortgages — Contain contractual features that limit the initial interest rate to a below-market interest rate for a specified time period with an increase to a market interest rate in a future period. The increase to the market interest rate could result in a significant increase in the borrower's monthly payment amount. We ceased originating these loans with the intent to retain during 2008.

The following table summarizes mortgage finance receivables and loans by higher-risk loan type. These finance receivables and loans are recorded at historical cost and reported at carrying value before allowance for loan losses.

	2012			2011
December 31, ($ in millions)	Outstanding	Nonperforming	Accruing past due 90 days or more	Outstanding	Nonperforming	Accruing past due 90 days or more
Interest-only mortgage loans (a)	$2,063	$125	$—	$2,947	$147	$—
Below-market rate (teaser) mortgages	192	3	—	248	6	—
Total higher-risk mortgage loans	$2,255	$128	$—	$3,195	$153	$—

(a)	The majority of the interest-only mortgage loans are expected to start principal amortization in 2015 or beyond.
High original LTV mortgage finance receivables and loans and payment-option adjustable-rate mortgage finance receivables and loans remained flat at $1 million and $3 million, respectively, at December 31, 2012 and December 31, 2011. There were no high original LTV mortgage loans or payment-option adjustable-rate mortgage loans classified as nonperforming or 90 days past due and still accruing at December 31, 2012 and December 31, 2011.
The allowance for loan losses was $104 million, or 4.6%, of total higher-risk held-for-investment mortgage loans recorded at historical cost based on carrying value outstanding before allowance for loans losses at December 31, 2012.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

The following table includes our five largest state concentrations based on our higher-risk mortgage finance receivables and loans recorded at historical cost and reported at carrying value before allowance for loan losses.

December 31, ($ in millions)	Interest-only mortgage loans	Below-market rate (teaser) mortgages	Total higher-risk mortgage loans
2012
California	$500	$60	$560
Virginia	216	9	225
Maryland	166	5	171
Illinois	107	6	113
Michigan	106	5	111
Other United States	968	107	1,075
Total higher-risk mortgage loans	$2,063	$192	$2,255
2011
California	$748	$78	$826
Virginia	274	10	284
Maryland	217	6	223
Illinois	153	8	161
Michigan	199	9	208
Other United States	1,356	137	1,493
Total higher-risk mortgage loans	$2,947	$248	$3,195
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
During the year ended December 31, 2012, the credit performance of the commercial portfolio remained strong as nonperforming finance receivables and loans and net charge-offs declined. For information on our commercial credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

The following table includes total commercial finance receivables and loans reported at carrying value before allowance for loan losses.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more (b)
December 31, ($ in millions)	2012	2011	2012	2011	2012	2011
Domestic
Commercial and industrial
Automobile	$30,270	$26,552	$146	$105	$—	$—
Mortgage	—	1,887	—	—	—	—
Other (c)	2,679	1,178	33	22	—	—
Commercial real estate
Automobile	2,552	2,331	37	56	—	—
Mortgage	—	—	—	—	—	—
Total domestic	35,501	31,948	216	183	—	—
Foreign
Commercial and industrial
Automobile	—	8,265	—	118	—	—
Mortgage	—	24	—	—	—	—
Other (c)	18	63	—	15	—	—
Commercial real estate
Automobile	—	154	—	11	—	—
Mortgage	—	14	—	12	—	—
Total foreign	18	8,520	—	156	—	—
Total commercial finance receivables and loans	$35,519	$40,468	$216	$339	$—	$—

(a)	Includes nonaccrual troubled debt restructured loans of $29 million and $21 million at December 31, 2012, and December 31, 2011, respectively.

(b)	There were no troubled debt restructured loans classified as 90 days past due and still accruing at December 31, 2012 and December 31, 2011.

(c)	Other commercial primarily includes senior secured commercial lending.
Total commercial finance receivables and loans outstanding decreased $4.9 billion to $35.5 billion at December 31, 2012, from December 31, 2011. The domestic commercial and industrial outstandings increased $3.3 billion primarily due to increased automotive industry sales and corresponding rise in inventories as well as ResCap's debtor-in-possession financing, partially offset by the wind-down of the mortgage warehouse lending's portfolio. The foreign commercial and industrial outstandings decreased $8.3 billion primarily due to the reclassification of foreign Automotive Finance operations to discontinued operations.
Total domestic commercial nonperforming finance receivables and loans were $216 million at December 31, 2012, an increase of $33 million compared to December 31, 2011. However, portfolio performance was stable during 2012, and total nonperforming commercial finance receivables and loans as a percentage of outstanding commercial finance receivables and loans declined from 0.8% as of December 31, 2011 to 0.6% as of December 31, 2012.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

The following table includes total commercial net charge-offs from finance receivables and loans at historical cost and related ratios reported at carrying value before allowance for loan losses.

	Net charge-offs (recoveries)		Net charge-off ratios (a)
Year ended December 31, ($ in millions)	2012	2011	2012	2011
Domestic
Commercial and industrial
Automobile	$2	$7	—%	—%
Mortgage	(1)	(3)	(0.1)	(0.3)
Other	(3)	(7)	(0.2)	(0.5)
Commercial real estate
Automobile	(1)	6	—	0.3
Mortgage	—	(1)	—	n/m
Total domestic	(3)	2	—	—
Foreign
Commercial and industrial
Automobile	(2)	(1)	—	—
Mortgage	—	8	2.2	25.0
Other	(28)	2	(75.3)	0.8
Commercial real estate
Automobile	—	1	0.3	0.3
Mortgage	—	27	(7.1)	60.9
Total foreign	(30)	37	(0.4)	0.4
Total commercial finance receivables and loans	$(33)	$39	(0.1)	0.1
n/m = not meaningful

(a)
Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the year for each loan category.

Our net charge-offs from commercial finance receivables and loans resulted in recoveries of $33 million for the year ended December 31, 2012, compared to net charge-offs of $39 million in 2011. The decrease in net charge-offs during 2012 was largely driven by strong recoveries in certain wind-down portfolios and an improved mix of loans in the existing portfolios.
Commercial Real Estate
The commercial real estate portfolio consists of finance receivables and loans issued primarily to automotive dealers. Commercial real estate finance receivables and loans were $2.6 billion and $2.5 billion at December 31, 2012, and December 31, 2011, respectively.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

The following table presents the percentage of total commercial real estate finance receivables and loans by geographic region and property type. These finance receivables and loans are reported at carrying value before allowance for loan losses.

December 31,	2012	2011
Geographic region
Texas	13.0%	12.4%
Michigan	12.6	14.1
Florida	11.7	12.4
California	9.3	9.3
New York	4.9	3.5
Virginia	3.9	4.1
North Carolina	3.9	2.1
Pennsylvania	3.3	2.9
Georgia	3.0	2.5
Tennessee	2.3	1.8
Other United States	32.1	28.3
Foreign	—	6.6
Total commercial real estate finance receivables and loans	100.0%	100.0%
Property type
Automotive dealers	100.0%	99.4%
Other	—	0.6
Total commercial real estate finance receivables and loans	100.0%	100.0%
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

December 31,	2012	2011
Industry
Automotive	85.7%	82.9%
Manufacturing	5.5	1.8
Services	4.9	1.9
Other	3.9	13.4
Total commercial criticized finance receivables and loans	100.0%	100.0%
Total criticized exposures declined $1.4 billion to $1.7 billion at December 31, 2012 from December 31, 2011, primarily due to the reclassification of foreign Automotive Finance operations to discontinued operations as well as improvements in dealer financial condition within the domestic automotive industry. The increase in our automotive criticized concentration rate was driven primarily by the decrease in overall criticized outstandings.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Selected Loan Maturity and Sensitivity Data
The table below shows the commercial finance receivables and loans portfolio and the distribution between fixed and floating interest rates based on the stated terms of the commercial loan agreements. This portfolio is reported at carrying value before allowance for loan losses.

December 31, 2012 ($ in millions)	Within 1 year (a)	1-5 years	After 5 years	Total (b)
Commercial and industrial	$31,107	$1,798	$44	$32,949
Commercial real estate	131	2,004	417	2,552
Total domestic	31,238	3,802	461	35,501
Foreign	3	15	—	18
Total commercial finance receivables and loans	$31,241	$3,817	$461	$35,519
Loans at fixed interest rates		$1,809	$381
Loans at variable interest rates		2,008	80
Total commercial finance receivables and loans		$3,817	$461

(a)	Includes loans (e.g., floorplan) with revolving terms.

(b)	Loan maturities are based on the remaining maturities under contractual terms.
Allowance for Loan Losses
The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans.

($ in millions)	Consumer automobile	Consumer mortgage	Total consumer	Commercial	Total
Allowance at January 1, 2012	$766	$516	$1,282	$221	$1,503
Charge-offs
Domestic	(438)	(149)	(587)	(8)	(595)
Foreign	(178)	—	(178)	(3)	(181)
Total charge-offs	(616)	(149)	(765)	(11)	(776)
Recoveries
Domestic	171	11	182	11	193
Foreign	76	—	76	33	109
Total recoveries	247	11	258	44	302
Net charge-offs	(369)	(138)	(507)	33	(474)
Provision for loan losses	257	86	343	(14)	329
Foreign provision for loan losses	115	—	115	(50)	65
Deconsolidation of ResCap	—	(9)	(9)	—	(9)
Other (a)	(194)	(3)	(197)	(47)	(244)
Allowance at December 31, 2012	$575	$452	$1,027	$143	$1,170
Allowance for loan losses to finance receivables and loans outstanding at December 31, 2012 (b)	1.1%	4.6%	1.6%	0.4%	1.2%
Net charge-offs to average finance receivables and loans outstanding at December 31, 2012 (b)	0.5%	1.4%	0.7%	(0.1)%	0.4%
Allowance for loan losses to total nonperforming finance receivables and loans at December 31, 2012 (b)	221.3%	118.0%	159.8%	66.4%	136.3%
Ratio of allowance for loans losses to net charge-offs at December 31, 2012	1.6	3.3	2.0	(4.3)	2.5

(a)	Other includes the allowance of foreign Automotive Finance operations finance receivables and loans that were reclassified as discontinued operations.

(b)
Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the unpaid principal balance, net of premiums and discounts.

The allowance for consumer loan losses at December 31, 2012, declined $255 million compared to December 31, 2011. The decline reflects the reclassification of the foreign Automotive Finance operations to discontinued operations and the runoff of legacy portfolios, which was partially offset by an increase in loans outstanding.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

The allowance for commercial loan losses declined $78 million at December 31, 2012, compared to December 31, 2011, primarily related to the ongoing strength in dealer performance, the reclassification of foreign Automotive Finance operations to discontinued operations, and general overall improvement in the Commercial Finance Group's portfolio.

($ in millions)	Consumer automobile	Consumer mortgage	Total consumer	Commercial	Total
Allowance at January 1, 2011	$970	$580	$1,550	$323	$1,873
Charge-offs
Domestic	(435)	(205)	(640)	(27)	(667)
Foreign	(145)	(5)	(150)	(63)	(213)
Total charge-offs	(580)	(210)	(790)	(90)	(880)
Recoveries
Domestic	186	16	202	25	227
Foreign	73	1	74	26	100
Total recoveries	259	17	276	51	327
Net charge-offs	(321)	(193)	(514)	(39)	(553)
Provision for loan losses	102	129	231	(43)	188
Foreign provision for loan losses	52	—	52	(21)	31
Other	(37)	—	(37)	1	(36)
Allowance at December 31, 2011	$766	$516	$1,282	$221	$1,503
Allowance for loan losses to finance receivables and loans outstanding at December 31, 2011 (a)	1.2%	5.2%	1.7%	0.5%	1.3%
Net charge-offs to average finance receivables and loans outstanding at December 31, 2011 (a)	0.5%	1.9%	0.7%	0.1%	0.5%
Allowance for loan losses to total nonperforming finance receivables and loans at December 31, 2011 (a)	335.8%	152.1%	226.0%	65.3%	165.9%
Ratio of allowance for loans losses to net charge-offs at December 31, 2011	2.4	2.7	2.5	5.7	2.7

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

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Allowance for Loan Losses by Type
The following table summarizes the allocation of the allowance for loan losses by product type.

	2012			2011
December 31, ($ in millions)	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of allowance for loan losses	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of allowance for loan losses
Consumer
Domestic
Consumer automobile	$575	1.1%	49.2%	$600	1.3%	39.9%
Consumer mortgage
1st Mortgage	245	3.4	20.9	275	4.0	18.3
Home equity	207	7.8	17.7	237	7.7	15.8
Total domestic	1,027	1.6	87.8	1,112	2.0	74.0
Foreign
Consumer automobile	—	—	—	166	1.0	11.1
Consumer mortgage
1st Mortgage	—	—	—	4	14.5	0.2
Home equity	—	—	—	—	—	—
Total foreign	—	—	—	170	1.0	11.3
Total consumer loans	1,027	1.6	87.8	1,282	1.7	85.3
Commercial
Domestic
Commercial and industrial
Automobile	55	0.2	4.7	62	0.2	4.0
Mortgage	—	—	—	1	—	0.1
Other	48	1.8	4.1	52	4.4	3.5
Commercial real estate
Automobile	40	1.6	3.4	39	1.7	2.6
Mortgage	—	—	—	—	—	—
Total domestic	143	0.4	12.2	154	0.5	10.2
Foreign
Commercial and industrial
Automobile	—	—	—	48	0.6	3.2
Mortgage	—	—	—	10	43.1	0.7
Other	—	—	—	1	1.9	0.1
Commercial real estate
Automobile	—	—	—	3	1.7	0.2
Mortgage	—	—	—	5	33.2	0.3
Total foreign	—	—	—	67	0.8	4.5
Total commercial loans	143	0.4	12.2	221	0.5	14.7
Total allowance for loan losses	$1,170	1.2	100.0%	$1,503	1.3	100.0%

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Provision for Loan Losses
The following table summarizes the provision for loan losses by product type.

Year ended December 31, ($ in millions)	2012	2011	2010
Consumer
Domestic
Consumer automobile	$257	$102	$228
Consumer mortgage
1st Mortgage	52	68	72
Home equity	34	55	90
Total domestic	343	225	390
Foreign
Consumer automobile	—	—	(2)
Consumer mortgage
1st Mortgage	—	6	2
Home equity	—	—	—
Total foreign	—	6	—
Total consumer loans	343	231	390
Commercial
Domestic
Commercial and industrial
Automobile	(3)	(3)	2
Mortgage	(1)	(3)	(13)
Other	(10)	(51)	(47)
Commercial real estate
Automobile	—	(10)	34
Mortgage	—	(1)	(10)
Total domestic	(14)	(68)	(34)
Foreign
Commercial and industrial
Automobile	—	—	(2)
Mortgage	—	5	(5)
Other	—	—	—
Commercial real estate
Automobile	—	—	—
Mortgage	—	20	8
Total foreign	—	25	1
Total commercial loans	(14)	(43)	(33)
Total provision for loan losses	$329	$188	$357
Lease Residual Risk Management
We are exposed to residual risk on vehicles in the consumer lease portfolio. This lease residual risk represents the possibility that the actual proceeds realized upon the sale of returned vehicles will be lower than the projection of these values used in establishing the pricing at lease inception. The following factors most significantly influence lease residual risk. For additional information on our valuation of automobile lease assets and residuals, refer to the Critical Accounting Estimates — Valuation of Automobile Lease Assets and Residuals section within this MD&A.

•
Used vehicle market — We have exposure to changes in used vehicle prices. General economic conditions, used vehicle supply and demand, and new vehicle market prices heavily influence used vehicle prices.

•
Residual value projections — We establish risk adjusted residual values at lease inception by consulting independently published guides and proprietary statistical models. The residual values are consistently monitored during the lease term. These values are

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

projections of expected values in the future (typically between two and four years) based on current assumptions for the respective make and model. Actual realized values often differ.

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
The following table summarizes the volume of our serviced lease terminations in the United States over recent periods. It also summarizes the average sales proceeds on 24-, 36-, and 48-month scheduled lease terminations for those same periods. The mix of terminated vehicles in 2012 was used to normalize results over previous periods to more clearly demonstrate market pricing trends.

Year ended December 31,	2012	2011	2010
Off-lease vehicles remarketed (in units)	63,315	248,624	376,203
Average sales proceeds on scheduled lease terminations ($ per unit)
24-month (a)	$22,586	n/m	$22,400
36-month (b)	n/m	n/m	n/m
48-month	18,124	16,134	14,289
n/m = not meaningful

(a)	During 2011, 24-month lease terminations were not materially sufficient to create a historical comparison due to our temporary curtailment of leasing in 2009.

(b)	The 36-month lease terminations were not materially sufficient to create a historical multi-year comparison from that term due to our temporary curtailment of leasing in 2009.
The number of off-lease vehicles remarketed in 2012 reached a historic low, declining 75% from 2011. The significant decrease was due to our temporary curtailment of leasing in late 2008 through 2009. Sales proceeds have strengthened since 2009 due primarily to the lower supply of attractive used vehicles, which can be largely attributed to the significant drop in new vehicle sales and leasing activity during the last economic downturn. For information on our Investment in Operating Leases, refer to Note 9 to the Consolidated Financial Statements.
Market Risk
Our automotive financing, mortgage, and insurance activities give rise to market risk representing the potential loss in the fair value of assets or liabilities and earnings caused by movements in market variables, such as interest rates, foreign-exchange rates, equity prices, market perceptions of credit risk, and other market fluctuations that affect the value of securities, assets held-for-sale, and operating leases. We are exposed to interest rate risk arising from changes in interest rates related to financing, investing, and cash management activities. More specifically, we have entered into contracts to provide financing, to retain mortgage servicing rights, and to retain various assets related to securitization activities all of which are exposed in varying degrees to changes in value due to movements in interest rates. Interest rate risk arises from the mismatch between assets and the related liabilities used for funding. We enter into various financial instruments, including derivatives, to maintain the desired level of exposure to the risk of interest rate and other fluctuations. Refer to Note 22 to the Consolidated Financial Statements for further information.
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

	2012		2011
December 31, ($ in millions)	Nontrading	Trading	Nontrading	Trading
Financial instruments exposed to changes in:
Interest rates
Estimated fair value	(a)	$—	(a)	$549
Effect of 10% adverse change in rates	(a)	—	(a)	(2)
Foreign-currency exchange rates
Estimated fair value	$2,791	$—	$6,724	$—
Effect of 10% adverse change in rates	(279)	—	(672)	—
Equity prices
Estimated fair value	$1,152	$—	$1,059	$—
Effect of 10% decrease in prices	(115)	—	(106)	—

(a)	Refer to the next section titled Net Interest Income Sensitivity Analysis for information on the interest rate sensitivity of our nontrading financial instruments.
The fair value of our foreign-currency exchange-rate sensitive financial instruments decreased during the year ended December 31, 2012, compared to 2011, due to decreases in finance receivables and loans that were reclassified to discontinued operations partially offset by a decrease in foreign-denominated short-term borrowings and foreign-denominated long-term debt that were also reclassified to discontinued operations. The net decrease consequently drove the decrease in the fair value estimate and associated adverse 10% change in rates impact. The increase in the fair value of our equity sensitive financial instruments was due to a slightly higher equity investment balance compared to prior year. This change in equity exposure drove our increased sensitivity to a 10% decrease in equity prices.
Net Interest Income Sensitivity Analysis
We use net interest income sensitivity analysis as our primary metric to measure and manage the interest rate sensitivities of our nontrading financial instruments. Interest rate risk represents the most significant market risk to the nontrading exposures. We actively monitor the level of exposure so that movements in interest rates do not adversely affect future earnings.
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
Included in our forward-looking forecast is the planned sale of our international and Canadian operations. These instruments were moved to discontinued operations at year end 2012 based on their expected sale in 2013. Consequently, the interest income and expense from these instruments is not included in net interest income and their interest sensitivity is managed using a fair value approach. Therefore, we no longer include the interest sensitivity of these financial instruments in our net interest income simulations.
Our twelve-month pretax net interest income sensitivity based on the forward-curve was as follows.

Year ended December 31, ($ in millions)	2012	2011
Parallel rate shifts
-100 basis points	$(7)	$73
+100 basis points	(46)	(84)
+200 basis points	48	88
The adverse change in net interest income in the -100 basis point scenario in the 2012 analysis is mainly due to the low interest rate environment as further declines in deposit and short funding rates are limited. The positive change in net interest income in the +200 basis point scenario is mainly due to income on certain commercial loans that have rate index floors. Interest income on these loans increases significantly as interest rates and the related rate index rises above the level of the floor.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

The change in net interest income sensitivity from the prior year was due to the lower and flatter yield curve and to a lesser extent the planned sale of our international operations.
Operational Risk
We define operational risk as the risk of loss resulting from inadequate or failed processes or systems, human factors, or external events. Operational risk is an inherent risk element in each of our businesses and related support activities. Such risk can manifest in various ways, including errors, business interruptions, and inappropriate behavior of employees, and can potentially result in financial losses and other damage to us. Examples of operational risk include legal/compliance, vendor management, model, reputational, and representation and warranty obligation risks (See the Purchase Obligations discussion within this MD&A).
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
Insurance / Underwriting Risk
In underwriting our vehicle service contracts and insurance policies, we assess the particular risk involved, including losses and loss adjustment expenses, and determine the acceptability of the risk as well as the categorization of the risk for appropriate pricing. We base our determination of the risk on various assumptions tailored to the respective insurance product. With respect to vehicle service contracts, assumptions include the quality of the vehicles produced, the price of replacement parts, repair labor rates in the future, and new model introductions. Insurance risk also includes event risk, which is synonymous with pure risk, hazard risk, or insurance risk, and presents no chance of gain, only of loss.
In some instances, reinsurance is used to reduce the risk associated with volatile businesses, such as catastrophe risk in U.S. dealer vehicle inventory insurance. Our commercial products business is covered by traditional catastrophe protection, aggregate stop loss protection, and an extension of catastrophe coverage for hurricane events. In addition, loss control techniques, such as hail nets or storm path monitoring to assist dealers in preparing for severe weather, help to mitigate loss potential.
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

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

The following table lists all countries in which cross-border outstandings exceed 1.0% of consolidated assets.

($ in millions)	Banks	Sovereign	Other	Net local country assets	Derivatives	Total cross-border outstandings (a)
2012 (b)
Canada	$396	$305	$190	$2,953	$6	$3,850
Germany	10	30	3	3,340	450	3,833
United Kingdom	265	—	16	2,348	237	2,866
2011 (b)
Canada	$343	$250	$451	$3,746	$20	$4,810
Germany	47	32	5	3,219	576	3,879
United Kingdom	311	6	13	962	1,356	2,648

(a)	As we continue to execute on our strategy of selling or liquidating our nonstrategic operations, our total cross-border outstandings will significantly decline upon the completion of the transactions.

(b)
Our total cross-border exposure to Portugal, Ireland, Italy, Greece, and Spain was $649 million and $327 million as of December 31, 2012, and 2011, respectively, most of which was nonsovereign exposure.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Liquidity Management, Funding, and Regulatory Capital
Overview
The purpose of liquidity management is to ensure our ability to meet changes in loan and lease demand, debt maturities, deposit withdrawals, and other cash commitments under both normal operating conditions as well as periods of economic or financial stress. Our primary objective is to maintain cost-effective, stable and diverse sources of funding capable of sustaining the organization throughout all market cycles. Sources of liquidity include both retail and brokered deposits and secured and unsecured market-based funding across various maturity, interest rate, currency, and investor profiles. Further liquidity is available through a pool of unencumbered highly liquid securities, borrowing facilities, repurchase agreements, as well as funding programs supported by the Federal Reserve and the Federal Home Loan Bank of Pittsburgh (FHLB).
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
The Asset-Liability Committee (ALCO) is chaired by the Corporate Treasurer and is responsible for monitoring Ally's liquidity position, funding strategies and plans, contingency funding plans, and counterparty credit exposure arising from financial transactions. Corporate Treasury is responsible for managing the liquidity positions of Ally within prudent operating guidelines and targets approved by ALCO and the Risk and Compliance Committee of the Ally Financial Board of Directors. We manage liquidity risk at the business segment, legal entity, and consolidated levels. Each business segment, along with Ally Bank, prepares periodic forecasts depicting anticipated funding needs and sources of funds with oversight and monitoring by Corporate Treasury. Corporate Treasury manages liquidity under baseline economic projections as well as more severe economic stressed environments. Corporate Treasury, in turn, plans, and executes our funding strategies.
Ally uses multiple measures to frame the level of liquidity risk, manage the liquidity position, or identify related trends as early warning indicators. These measures include coverage ratios that measure the sufficiency of the liquidity portfolio and stability ratios that measure longer-term structural liquidity. In addition, we have established several internal management routines designed to review all aspects of liquidity and funding plans, evaluate the adequacy of liquidity buffers, review stress testing results, and assist senior management in the execution of its structured funding strategy and risk management accountabilities.
We maintain available liquidity in the form of cash, unencumbered highly liquid securities, and available credit facility capacity that, taken together, allows us to operate and to meet our contractual and contingent obligations in the event of market-wide disruptions and enterprise-specific events. We maintain available liquidity at various entities and consider regulatory restrictions and tax implications that may limit our ability to transfer funds across entities. At December 31, 2012, we maintained $15.6 billion of total available parent company liquidity and $13.2 billion of total available liquidity at Ally Bank. Parent company liquidity is defined as our consolidated operations less Ally Bank and the subsidiaries of Ally Insurance's holding company. To optimize cash and secured facility capacity between entities, the parent company lends cash to Ally Bank on occasion under an intercompany loan agreement. At December 31, 2012, $1.6 billion was outstanding under the intercompany loan agreement. Amounts outstanding are repayable to the parent company upon demand, subject to five days notice. As a result, this amount is included in the parent company available liquidity and excluded from the available liquidity at Ally Bank.
In December 2010, the Basel Committee on Banking Supervision issued “Basel III: International framework for liquidity risk measurement, standards and monitoring”, which includes two minimum liquidity risk standards. The first standard is the Liquidity Coverage Ratio (LCR). The LCR measures the ratio of unencumbered, high-quality liquid assets to liquidity needs for a 30-calendar-day time horizon under a severe liquidity stress scenario specified by supervisors. The second standard is the Net Stable Funding Ratio (NSFR). The NSFR is structured to ensure that long term assets are funded with at least a minimum amount of stable liabilities in relation to their liquidity risk profiles. It aims to encourage better assessment of liquidity risk across all on- and off-balance sheet items. In January 2013, the Group of Governors and Heads of Supervision (GHOS), the oversight body of the Basel Committee on Banking Supervision unanimously endorsed amendments to the Liquidity Coverage Ratio announced in December 2010. A summary of changes include: a phased-in implementation with minimum ratio of 60% in 2015, growing by 10% per year to reach 100% by 2019; an expanded definition of high quality liquid assets; and adjustments to net cash outflows. The GHOS indicated that the NSFR will be a priority for the Basel Committee over the next two years and the scheduled implementation date remains unchanged at January 2018. We continue to monitor the potential impacts of these developments and expect to be able to meet the final requirements.
Funding Strategy
Liquidity and ongoing profitability are largely dependent on our timely and cost-effective access to retail deposits and funding in different segments of the capital markets. We continue to be focused on maintaining and enhancing our liquidity. Our funding strategy largely focuses on the development of diversified funding sources across a global investor base to meet all our liquidity needs throughout different market cycles, including periods of financial distress. These funding sources include unsecured debt capital markets, unsecured retail term notes, public and private asset-backed securitizations, committed and uncommitted credit facilities, brokered certificates of deposits, and retail deposits. We also supplement these sources with a modest amount of short-term borrowings, including Demand Notes, unsecured bank loans, and repurchase arrangements. The diversity of our funding sources enhances funding flexibility, limits dependence on any one source, and

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

results in a more cost-effective funding strategy over the long term. We evaluate funding markets on an ongoing basis to achieve an appropriate balance of unsecured and secured funding sources and the maturity profiles of both. In addition, we further distinguish our funding strategy between Ally Bank funding and parent company or nonbank funding.
We diversify Ally Bank's overall funding in order to reduce reliance on any one source of funding and to achieve a well-balanced funding portfolio across a spectrum of risk, duration, and cost of funds characteristics. Over the past few years, we have been focused on diversifying our funding sources, in particular at Ally Bank by growing retail deposits, expanding public and private securitization programs, maintaining the maturity profile of our brokered deposit portfolio while not exceeding a $10.0 billion portfolio, establishing repurchase agreements, and continuing to access funds from the Federal Home Loan Banks.
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
Ally Bank
Ally Bank raises deposits directly from customers through the direct banking channel via the internet and over the telephone. These deposits provide our Automotive Finance and Mortgage operations with a stable and low-cost funding source. At December 31, 2012, Ally Bank had $46.9 billion of total external deposits, including $35.0 billion of retail deposits.
At December 31, 2012, Ally Bank maintained cash liquidity of $2.7 billion and unencumbered highly liquid U.S. federal government and U.S. agency securities of $5.9 billion. In addition, at December 31, 2012, Ally Bank had unused capacity in committed secured funding facilities of $6.2 billion, including an equal allocation of shared unused capacity of $3.0 billion from a facility also available to the parent company. Our ability to access this unused capacity depends on having eligible assets to collateralize the incremental funding and, in some instances, the execution of interest rate hedges. To optimize use of cash and secured facility capacity between entities, Ally Financial lends cash to Ally Bank from time to time under an intercompany agreement. Amounts outstanding on this loan are repayable to Ally Financial at any time. Ally Bank has total available liquidity of $13.2 billion at December 31, 2012, which excludes the intercompany loan of $1.6 billion.
Maximizing bank funding continues to be a key part of our long-term liquidity strategy. We have made significant progress in migrating assets to Ally Bank and growing our retail deposit base since becoming a bank holding company in December 2008. Retail deposit growth is key to further reducing our cost of funds and decreasing our reliance on the capital markets. We believe deposits provide a stable, low-cost source of funds that are less sensitive to interest rate changes, market volatility, or changes in our credit ratings when compared to other funding sources. We have continued to expand our deposit gathering efforts through our direct and indirect marketing channels. Current retail product offerings consist of a variety of products including certificates of deposits (CDs), savings accounts, money market accounts, IRA deposit products, as well as an interest checking product. In addition, we utilize brokered deposits, which are obtained through third-party intermediaries. During 2012, the deposit base at Ally Bank grew $7.3 billion, ending the year at $46.9 billion from $39.6 billion at December 31, 2011. The growth in deposits has been primarily attributable to our retail deposit portfolio, particularly within our savings and money market checking accounts, and our CDs. Strong retention rates continue to materially contribute to our growth in retail deposits. In the fourth quarter of 2012 we retained 93% of maturing CD balances up for renewal in the same period. In addition to retail and brokered deposits, Ally Bank had access to funding through a variety of other sources including FHLB advances, public securitizations, private secured funding arrangements, and the Federal Reserve's Discount Window. At December 31, 2012, debt outstanding from the FHLB totaled $4.8 billion with no debt outstanding from the Federal Reserve. Also, as part of our liquidity and funding plans, Ally Bank utilizes certain securities as collateral to access funding from repurchase agreements with third parties. Repurchase agreements are generally short-term. At December 31, 2012, Ally Bank had no debt outstanding under repurchase agreements. Refer to Note 14 to the Consolidated Financial Statements for a summary of deposit funding by type.
The following table shows Ally Bank's number of accounts and deposit balances by type as of the end of each quarter since 2011.

($ in millions)	4th Quarter 2012	3rd Quarter 2012	2nd Quarter 2012	1st Quarter 2012	4th Quarter 2011	3rd Quarter 2011	2nd Quarter 2011	1st Quarter 2011
Number of retail accounts	1,219,791	1,142,837	1,082,753	1,036,468	976,877	919,670	851,991	798,622
Deposits
Retail	$35,041	$32,139	$30,403	$29,323	$27,685	$26,254	$24,562	$23,469
Brokered	9,914	9,882	9,905	9,884	9,890	9,911	9,903	9,836
Other (a)	1,977	2,487	2,411	2,314	2,029	2,704	2,405	2,064
Total deposits	$46,932	$44,508	$42,719	$41,521	$39,604	$38,869	$36,870	$35,369

(a)	Other deposits include mortgage escrow and other deposits (excluding intercompany deposits).
In addition to building a larger deposit base, we continue to remain active in the securitization markets to finance our Ally Bank automotive loan portfolios. During 2012, Ally Bank completed eleven term securitization transactions backed by retail and dealer floorplan automotive loans and lease notes raising $11.8 billion. Securitization has proven to be a reliable and cost-effective funding source. Additionally, for retail automotive loans and lease notes, the term structure of the transaction locks in funding for a specified pool of loans

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

and leases for the life of the underlying asset creating an effective tool for managing interest rate and liquidity risk. We manage the execution risk arising from secured funding by maintaining a diverse investor base and maintaining capacity in our committed secured facilities. At December 31, 2012, Ally Bank had exclusive access to $8.5 billion from committed credit facilities. Ally Bank also had access to a $4.1 billion committed facility that is shared with the parent company.
Nonbank Funding
At December 31, 2012, the parent company maintained liquid cash in the amount of $4.2 billion and unencumbered highly liquid U.S. federal government and U.S. agency securities of $0.9 billion. In addition, at December 31, 2012, the parent company had available liquidity from unused capacity in committed credit facilities of $7.2 billion, including an equal allocation of shared unused capacity of $3.0 billion from a facility also available to Ally Bank. Parent company funding is defined as our consolidated operations less our Insurance operations and Ally Bank. Our ability to access unused capacity in secured facilities depends on the availability of eligible assets to collateralize the incremental funding and, in some instances, the funding also relies on the execution of interest rate hedges. Funding sources at the parent company generally consist of longer-term unsecured debt, unsecured retail term notes, committed credit facilities, asset-backed securitizations, and a modest amount of short-term borrowings. To optimize use of cash and secured facility capacity between entities, Ally Financial lends cash to Ally Bank from time to time under an intercompany agreement. Amounts outstanding on this loan are repayable to Ally Financial at any time. The parent company has total available liquidity of $15.6 billion at December 31, 2012, which includes the intercompany loan of $1.6 billion. The total available liquidity amount at December 31, 2012 also includes $1.7 billion of availability that is sourced from certain committed funding arrangements generally reliant upon the origination of future automotive receivables over the next twelve months.
During 2012, we completed five transactions totaling $3.6 billion in funding through the U.S. debt capital markets. We will continue to access the unsecured debt capital markets on an opportunistic basis to help pre-fund upcoming debt maturities. In addition, we have short-term and long-term unsecured debt outstanding from a legacy retail term note program known as SmartNotes. This program generally consisted of fixed-rate instruments with fixed-maturity dates ranging from 9 months to 30 years that were issued through a network of participating broker-dealers. During 2012, we launched a new retail term note program known as Ally Term Notes. There were $7.9 billion and $9.0 billion of combined retail term notes outstanding at December 31, 2012, and December 31, 2011, respectively.
We also obtain unsecured funding from the sale of floating-rate demand notes under our Demand Notes program. The holder has the option to require us to redeem these notes at any time without restriction. Demand Notes outstanding were $3.1 billion at December 31, 2012, compared to $2.8 billion at December 31, 2011. Unsecured short-term bank loans also provide short-term funding. At December 31, 2012, we had $167 million in short-term bank loans, a decrease of $1.4 billion from December 31, 2011. Refer to Note 15 and Note 16 to the Consolidated Financial Statements for additional information about our outstanding short-term borrowings and long-term unsecured debt, respectively.
Secured funding continues to be a significant source of financing at the parent company. During 2012, the parent company completed automotive-related transactions that included the renewal and extension of $22.3 billion of committed secured funding capacity, the creation of incremental private secured funding capacity totaling $7.1 billion, and $2.4 billion in public term securitizations in Europe and Canada. In January 2013 we completed a public retail securitization using the Capital Auto Receivables Asset Trust (CARAT) platform, our first since 2008, raising more than $1.5 billion. We continue to maintain significant funding capacity at the parent company to fund automotive-related assets, including a $7.5 billion syndicated facility that can fund automotive retail and commercial loans, as well as leases. In March 2012, this facility was renewed by a syndicate of nineteen lenders and extended such that half of the capacity will mature in March 2013 and the other half will mature in March 2014. In addition to this facility, there are a variety of others that provide funding in various countries. At December 31, 2012, the parent company had $30.3 billion of exclusive commitments globally in various facilities secured by automotive assets. The parent company also had access to a $4.1 billion committed facility that is shared with Ally Bank.
Recent Funding Developments
In summary, during 2012, we completed funding transactions totaling more than $28.0 billion and renewed key existing funding facilities as we realized access to both the public and private markets. Key funding highlights from 2012 and 2013 to date were as follows:

•	We accessed the unsecured debt capital markets in February, June, August, and December of 2012 and raised $3.6 billion.

•
In 2012, we have continued to access the public asset-backed securitization markets completing eleven U.S. transactions that raised $11.8 billion. Included within the total amount is Ally Bank's inaugural term lease transaction in the U.S. totaling $1.3 billion in funding. Additionally, we completed European and Canadian (retail and dealer floorplan) transactions that raised $1.9 billion and $516 million, respectively.

•	We created $7.1 billion of new private capacity to fund automotive assets.

•
We renewed and extended more than $22.0 billion of key automotive funding facilities. The automotive facility renewal amount includes the March 2012 refinancing of $15.0 billion in credit facilities at both the parent company and Ally Bank with a syndicate of nineteen lenders. The $15.0 billion capacity is secured by retail, lease and dealer floorplan automotive assets and is allocated to two separate $7.5 billion facilities, one of which is available to the parent company and a Canadian subsidiary while the other is available to Ally Bank. Half of the capacity matures in March 2013 and the other half matures in March 2014. We are currently working on the renewal of the $15.0 billion facility and expect to reduce the total capacity.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

•	In January 2013, Ally Financial issued its first public securitization since 2008 using its existing CARAT platform. This transaction raised more than $1.5 billion in funding.

•	In February 2013, Ally Bank issued a public dealer floorplan securitization. This deal raised $1.0 billion in funding.
In October and December of 2012, we repaid $2.9 billion and $4.5 billion in debt issued under the FDIC's Temporary Liquidity Guarantee Program, respectively. As of December 31, 2012, there is no outstanding TLGP debt.
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

December 31, ($ in millions)	Bank	Nonbank	Total	%
2012
Secured financings	$29,161	$15,950	$45,111	35
Institutional term debt	—	22,200	22,200	17
Retail debt programs (a)	—	13,451	13,451	10
Bank loans and other	2	164	166	—
Total debt (b)	29,163	51,765	80,928	62
Deposits (c)	46,932	983	47,915	38
Total on-balance sheet funding	$76,095	$52,748	$128,843	100
2011
Secured financings	$25,533	$27,432	$52,965	37
Institutional term debt	—	22,456	22,456	15
Retail debt programs (a)	—	14,148	14,148	10
Temporary Liquidity Guarantee Program (d)	—	7,400	7,400	5
Bank loans and other	1	2,446	2,447	2
Total debt (b)	25,534	73,882	99,416	69
Deposits (c)	39,604	5,446	45,050	31
Total on-balance sheet funding	$65,138	$79,328	$144,466	100
Off-balance sheet securitizations
Mortgage loans	$—	$60,630	$60,630
Total off-balance sheet securitizations	$—	$60,630	$60,630

(a)	Primarily includes $7.9 billion and $9.0 billion of Retail Term Notes at December 31, 2012 and December 31, 2011, respectively.

(b)	Excludes fair value adjustment as described in Note 25 to the Consolidated Financial Statements.

(c)	Bank deposits include retail, brokered, mortgage escrow, and other deposits. Nonbank deposits include dealer deposits. Intercompany deposits are not included.

(d)	The $7.4 billion of TLGP matured and was repaid in the fourth quarter of 2012.
Refer to Note 16 to the Consolidated Financial Statements for a summary of the scheduled maturity of long-term debt at December 31, 2012.
Funding Facilities
We utilize both committed and uncommitted credit facilities. The financial institutions providing the uncommitted facilities are not contractually obligated to advance funds under them. The amounts outstanding under our various funding facilities are included on our Consolidated Balance Sheet.
The total capacity in our committed funding facilities is provided by banks and other financial institutions through private transactions. The committed secured funding facilities can be revolving in nature and allow for additional funding during the commitment period, or they can be amortizing and not allow for any further funding after the closing date. At December 31, 2012, $34.3 billion of our $43.0 billion of committed capacity was revolving. Our revolving facilities generally have an original tenor ranging from 364 days to two years. As of December 31, 2012, we had $13.9 billion of committed funding capacity from revolving facilities with a remaining tenor greater than 364 days.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Committed Funding Facilities

	Outstanding		Unused capacity (a)		Total capacity
December 31, ($ in billions)	2012	2011	2012	2011	2012	2011
Bank funding
Secured - U.S.	$3.8	$5.8	$4.7	$3.7	$8.5	$9.5
Nonbank funding
Unsecured
Automotive Finance — U.S.	—	—	—	0.5	—	0.5
Automotive Finance — International	0.1	0.3	—	—	0.1	0.3
Secured
Automotive Finance — U.S. (b) (c)	12.9	4.2	5.4	10.2	18.3	14.4
Automotive Finance — International (b)	9.6	10.1	2.4	3.0	12.0	13.1
Mortgage operations	—	0.7	—	0.5	—	1.2
Total nonbank funding	22.6	15.3	7.8	14.2	30.4	29.5
Shared capacity (d)
U.S.	1.0	1.5	3.0	2.5	4.0	4.0
International	0.1	0.1	—	—	0.1	0.1
Total committed facilities	$27.5	$22.7	$15.5	$20.4	$43.0	$43.1

(a)
Funding from committed secured facilities is available on request in the event excess collateral resides in certain facilities or is available to the extent incremental collateral is available and contributed to the facilities.

(b)
Total unused capacity includes $2.2 billion as of December 31, 2012, and $4.9 billion as of December 31, 2011, from certain committed funding arrangements that are generally reliant upon the origination of future automotive receivables and that are available in 2013.

(c)	Includes the secured facilities of our Commercial Finance Group.

(d)	Funding is generally available for assets originated by Ally Bank or the parent company, Ally Financial Inc.
Uncommitted Funding Facilities

	Outstanding		Unused capacity		Total capacity
December 31, ($ in billions)	2012	2011	2012	2011	2012	2011
Bank funding
Secured — U.S.
Federal Reserve funding programs	$—	$—	$1.8	$3.2	$1.8	$3.2
FHLB advances	4.8	5.4	0.4	—	5.2	5.4
Total bank funding	4.8	5.4	2.2	3.2	7.0	8.6
Nonbank funding
Unsecured
Automotive Finance — International	2.1	1.9	0.4	0.5	2.5	2.4
Secured
Automotive Finance — International	0.1	0.1	0.1	0.1	0.2	0.2
Mortgage operations	—	—	—	0.1	—	0.1
Total nonbank funding	2.2	2.0	0.5	0.7	2.7	2.7
Total uncommitted facilities	$7.0	$7.4	$2.7	$3.9	$9.7	$11.3
Ally Bank Funding Facilities
Facilities for Automotive Finance Operations — Secured
At December 31, 2012, Ally Bank had exclusive access to $8.5 billion from committed credit facilities. Ally Bank's largest facility is a $7.5 billion revolving syndicated credit facility secured by automotive receivables. During the first quarter of 2012, we renewed this facility with half of this facility maturing in March 2013, and the remainder maturing in March 2014. At December 31, 2012, the amount outstanding under this facility was $3.8 billion. Ally Bank also had access to a $4.1 billion committed facility that is shared with the parent company. In the event these facilities are not renewed in the future, the outstanding debt will be repaid over time as the underlying collateral amortizes.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Nonbank Funding Facilities
Facilities for Automotive Finance Operations — Unsecured
We maintain $144 million in revolving committed unsecured bank facilities in our international operations, most of which mature in March 2013.
Facilities for Automotive Finance Operations — Secured
The parent company's largest facility is a $7.5 billion revolving syndicated credit facility secured by automotive receivables. During the first quarter of 2012, we renewed this facility with half of this facility maturing in March 2013, and the remainder maturing in March 2014. In the event this facility is not renewed at maturity, the outstanding debt will be repaid over time as the underlying collateral amortizes. At December 31, 2012, there was $7.5 billion outstanding under this facility.
In addition to our syndicated revolving credit facility, we also maintain various bilateral and multilateral secured credit facilities in multiple countries that fund our Automotive Finance operations. These are primarily private securitization facilities that fund a specific pool of automotive assets. Many of the facilities have revolving commitments and allow for the funding of additional assets during the commitment period. At December 31, 2012, the parent company maintained exclusive access to $30.3 billion of committed secured credit facilities and forward purchase commitments to fund automotive assets, and also had access to a $4.1 billion committed facility that is shared with Ally Bank.
Cash Flows
Net cash provided by operating activities was $5.0 billion for the year ended December 31, 2012, compared to $5.5 billion for the same period in 2011. During the year ended December 31, 2012, the net cash inflow from sales and repayment of mortgage and automotive loans held-for-sale exceeded cash outflow from new originations and purchases of such loans by $1.0 billion. During the year ended December 31, 2011, this activity resulted in a net cash inflow of $0.9 billion.
Net cash used in investing activities was $16.6 billion for the year ended December 31, 2012, compared to $14.1 billion for the same period in 2011. The net cash outflow from finance receivables and loans decreased $4.5 billion for the year ended December 31, 2012, compared to 2011. The cash outflow to purchase operating lease assets exceeded cash inflows from disposals of such assets by $5.7 billion for the year ended December 31, 2012, compared to a net cash outflow of $1.0 billion for the year ended December 31, 2011. The increase in net cash outflows associated with leasing activities compared to the prior year was primarily due to a decrease in cash received on lease dispositions. Cash received from sales, maturities, and repayments of available-for-sale investment securities, net of purchases, increased $0.7 billion during the year ended December 31, 2012, compared to 2011.
Net cash provided by financing activities for the year ended December 31, 2012, totaled $8.0 billion, compared to $10.1 billion in the same period in 2011. Cash provided by short-term debt increased $2.2 billion in the year ended December 31, 2012, compared to 2011, while cash provided by bank deposits increased by $1.7 billion. Cash used to repay long-term debt exceeded cash generated from long-term debt issuances by $0.5 billion for the year ended December 31, 2012. In 2011, cash from issuances of long-term debt exceed repayments by $4.3 billion.
Capital Planning and Stress Tests
As a bank holding company with $50 billion or more of consolidated assets, Ally is required to conduct periodic stress tests and submit a proposed capital action plan to the FRB every January, which the FRB must take action on by the following March. The proposed capital action plan must include a description of all planned capital actions over a nine-quarter planning horizon, including any issuance of a debt or equity capital instrument, any capital distribution, and any similar action that the FRB determines could have an impact on Ally's consolidated capital. The proposed capital action plan must also include a discussion of how Ally will maintain capital above the minimum regulatory capital ratios and above a Tier 1 common equity-to-total risk-weighted assets ratio of 5 percent, and serve as a source of strength to Ally Bank. The FRB must approve Ally's proposed capital action plan before Ally may take any proposed capital action covered by the new regime. Ally submitted its annual capital plan in January 2012, and then submitted a revised capital plan in June of 2012. In connection with its reviews, the FRB provided notice of non-objection to Ally's planned preferred dividends and interest on the trust preferred securities and subordinated debt. We continue to have active, frequent and constructive dialogue with the FRB, and have submitted the required 2013 capital plan on January 7, 2013.
Regulatory Capital
Refer to Note 21 to the Consolidated Financial Statements.
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

Rating agency	Short-term	Senior debt	Outlook	Date of last action
Fitch	B	BB-	Rating Watch Negative	April 18, 2012 (a)
Moody’s	Not-Prime	B1	Positive	February 25, 2013 (b)
S&P	C	B+	Positive	May 17, 2012 (c)
DBRS	R-4	BB-Low	Review - Developing	May 15, 2012 (d)

(a)	Fitch placed our senior debt on Rating Watch Negative and affirmed the short-term rating of B on April 18, 2012.

(b)	Moody's confirmed our senior debt rating of B1 and changed the outlook to Positive on February 25, 2013.

(c)	Standard & Poor’s affirmed our senior debt rating of B+ and the short-term rating of C, and changed the outlook to Positive on May 17, 2012.

(d)	DBRS placed our ratings Under Review - Developing on May 15, 2012.
Insurance Financial Strength Ratings
Substantially all of our Insurance operations have a Financial Strength Rating (FSR) and an Issuer Credit Rating (ICR) from the A.M. Best Company. The FSR is intended to be an indicator of the ability of the insurance company to meet its senior most obligations to policyholders. Lower ratings generally result in fewer opportunities to write business as insureds, particularly large commercial insureds, and insurance companies purchasing reinsurance have guidelines requiring high FSR ratings. On February 14, 2013, A.M. Best affirmed the FSR of B++ (good) and the ICR of BBB.
Off-balance Sheet Arrangements
Refer to Note 10 to the Consolidated Financial Statements.
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
Certain of our securitization transactions, while similar in legal structure to the transaction described in the foregoing do not meet the required criteria to be accounted for as off-balance sheet arrangements; therefore, they are accounted for as secured financings. As secured financings, the underlying automobile finance retail contracts, wholesale loans, automobile leases, commercial loans, or mortgage loans remain on our Consolidated Balance Sheet with the corresponding obligation (consisting of the beneficial interests issued by the securitization entity) reflected as debt. We recognize interest income on the finance receivables, automobile leases and loans, and interest expense on the beneficial interests issued by the securitization entity; and we provide for loan losses on the finance receivables and loans as incurred or adjust to fair value for fair value-elected loans. At December 31, 2012 and 2011, $68.0 billion and $78.5 billion of our total assets, respectively, were related to secured financings. Refer to Note 16 to the Consolidated Financial Statements for further discussion.
As part of our securitization activities, we typically agree to service the transferred assets for a fee, and we may earn other related ongoing income. The amount of the fees earned is disclosed in Note 11 to the Consolidated Financial Statements. We may also retain a portion of senior and subordinated interests issued by the trusts; these interests are reported as investment securities, or other assets on our Consolidated Balance Sheet and are disclosed in Note 6 and Note 13 to the Consolidated Financial Statements. For secured financings, retained interests are not recognized as a separate asset on our Consolidated Balance Sheet. Subordinate interests typically provide credit support to the more highly rated senior interest in a securitization transaction and may be subject to all or a portion of the first loss position related to the sold assets.
The FDIC, which regulates Ally Bank, promulgated safe harbor regulation for securitizations by banks. Compliance with this regulation requires the sponsoring bank to retain either five percent of each class of beneficial interests issued in the securitization or a representative sample of similar financial assets equal to five percent of the securitized financial assets to comply with the regulation. The retained interests or assets must be held for the life of the securitization and may not be sold, pledged or hedged, except that interest rate and currency hedging is permitted. This risk retention requirement adversely affects the efficiency of securitizations, because it reduces the amount of funds that can be raised against a given pool of financial assets.
We sometimes use derivative financial instruments to facilitate securitization activities, as further described in Note 22 to the Consolidated Financial Statements.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Our economic exposure related to the securitization trusts is generally limited to cash reserves, our other interests retained in financial asset sales, and our customary representation and warranty provisions described in Note 10 to the Consolidated Financial Statements. The trusts have a limited life and generally terminate upon final distribution of amounts owed to investors or upon exercise by us, as servicer of a cleanup call option, when the servicing of the sold contracts becomes burdensome. In addition, the trusts do not invest in our equity or in the equity of any of our affiliates.
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
As described in Note 1 and Note 29 to the Consolidated Financial Statements, on May 14, 2012, Residential Capital, LLC (ResCap) and certain of its wholly owned direct and indirect subsidiaries (collectively, the Debtors) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. As a result of the deconsolidation of ResCap, a significant portion of our representation and warranty reserve was eliminated. Representation and warranty reserve was $105 million at December 31, 2012 with respect to Ally Bank's sold and serviced loans.
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
The following table summarizes domestic mortgage loans sold by ResCap where Ally Bank maintained the mortgage servicing rights; and following the deconsolidation of ResCap, the loans that were sold by Ally Bank. The following table presents domestic mortgage loans sold categorized by GSE (original unpaid principal balance).

Year ended December 31, ($ in billions)	2012	2011	2010	2009	2008	2007
Fannie Mae	$21.5	$33.8	$35.2	$21.1	$17.7	$6.7
Freddie Mac	6.9	15.8	15.7	8.5	8.6	2.3
Total sales (a)	$28.4	$49.6	$50.9	$29.6	$26.3	$9.0

(a)	Representation and warranty obligations vary by loan and may not apply to all loans sold by Ally Bank.
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
At the time a loan is sold, an estimate of the fair value of the liability is recorded and classified in accrued expenses and other liabilities on our Consolidated Balance Sheet and recorded as a component of gain (loss) on mortgage and automotive loans, net, in our Consolidated Statement of Comprehensive Income. We recognize changes in the liability when additional relevant information becomes available. Changes in the estimate are recorded as other operating expenses in our Consolidated Statement of Comprehensive Income. The repurchase reserve at December 31, 2012, relates exclusively to GSE exposure. Ally Bank experienced a decrease in new claims for the year ended December 31,

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

2012 compared to 2011. The decrease in repurchase claims was driven by significantly fewer new claims during the fourth quarter of 2012. The following table presents Ally Bank's new claims by GSEs (original unpaid principal balance).

Year ended December 31, ($ in millions)	2012	2011
Fannie Mae	$255	$210
Freddie Mac	108	160
Total claims	$363	$370
The following table presents the total number and original unpaid principal balance (UPB) of loans related to unresolved representation and warranty demands (indemnification claims or repurchase demands). The table includes demands that we have requested be rescinded but have not been agreed to by the investor. Total unresolved representation and warranty demands where Ally Bank has requested the investor to rescind increased to $23 million or 40% of outstanding claims at December 31, 2012, compared to $11 million or 24% of outstanding claims at December 31, 2011.

	2012		2011
December 31, ($ in millions)	Number of Loans	Original UPB of Loans	Number of Loans	Original UPB of Loans
Fannie Mae	187	$41	72	$15
Freddie Mac	72	17	138	31
Total number of loans and unpaid principal balance	259	$58	210	$46
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
The following table presents Ally Bank's new claims by vintage (original unpaid principal balance).

Year ended December 31, ($ in millions)	2012	2011
Pre 2008	$73	$42
2008	181	149
Post 2008	109	179
Total claims	$363	$370
Private Mortgage Insurance
Mortgage insurance is required for certain consumer mortgage loans sold to the GSEs and certain securitization trusts. Mortgage insurance is typically required for first-lien consumer mortgage loans having a loan-to-value ratio at origination of greater than 80 percent. Mortgage insurers are, in certain circumstances, permitted to rescind existing mortgage insurance that covers consumer loans if they demonstrate certain loan underwriting requirements have not been met. Upon receipt of a rescission notice, Ally Bank will assess the notice and, if appropriate, refute the notice, or if the notice cannot be refuted, Ally Bank attempts to remedy the defect. In the event the mortgage insurance cannot be reinstated, Ally Bank may be obligated to repurchase the loan or provide an indemnification payment in the event of a loss, subject to contractual limitations. While Ally Bank makes every effort to reinstate the mortgage insurance, it has had limited success and as a result, most of these requests result in rescission of the mortgage insurance. At December 31, 2012, Ally Bank has approximately $9 million in original unpaid principal balance of outstanding mortgage insurance rescission notices where it has not received a repurchase demand. However, this unpaid principal amount is not representative of expected future losses.
Guarantees
Guarantees are defined as contracts or indemnification agreements that contingently require us to make payments to third parties based on changes in an underlying agreement that is related to a guaranteed party. Our guarantees include standby letters of credit and certain

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

contract provisions regarding securitizations and sales. Refer to Note 28 to the Consolidated Financial Statements for more information regarding our outstanding guarantees to third parties.
Aggregate Contractual Obligations
The following table provides aggregated information about our outstanding contractual obligations disclosed elsewhere in our Consolidated Financial Statements.

	Payments due by period
December 31, 2012 ($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Description of obligation
Long-term debt
Total (a)	$75,307	$12,834	$32,881	$11,797	$17,795
Scheduled interest payments for fixed-rate long-term debt	23,123	2,473	4,410	3,004	13,236
Estimated interest payments for variable-rate long-term debt (b)	1,053	437	516	94	6
Estimated net payments under interest rate swap agreements (b)	68	—	—	—	68
Originate/purchase mortgages or securities	4,249	4,249	—	—	—
Commitments to provide capital to investees	86	80	2	3	1
Home equity lines of credit	411	—	4	38	369
Lending commitments	768	184	176	380	28
Lease commitments	252	70	112	47	23
Purchase obligations	511	253	159	74	25
Bank certificates of deposit	31,084	15,688	10,469	4,927	—
Total	$136,912	$36,268	$48,729	$20,364	$31,551

(a)
Total amount reflects the remaining principal obligation and excludes original issue discount of $1.8 billion and fair value adjustments of $1.1 billion related to fixed-rate debt designated as a hedged item.

(b)	Estimate utilized a forecasted variable interest model, when available, or the applicable variable interest rate as of the most recent reset date prior to December 31, 2012.
The foregoing table does not include our reserves for insurance losses and loss adjustment expenses, which total $341 million at December 31, 2012. While payments due on insurance losses are considered contractual obligations because they related to insurance policies issued by us, the ultimate amount to be paid and the timing of payment for an insurance loss is an estimate subject to significant uncertainty. Furthermore, the timing on payment is also uncertain; however, the majority of the balance is expected to be paid out in less than five years. Similarly, due to uncertainty in the timing of future cash flows related to our unrecognized tax benefits, the contractual obligations detailed above do not include $102 million in unrecognized tax benefits.
The following provides a description of the items summarized in the preceding table of contractual obligations.
Long-term Debt
Amounts represent the scheduled maturity of long-term debt at December 31, 2012, assuming that no early redemptions occur. The maturity of secured debt may vary based on the payment activity of the related secured assets. The amounts presented are before the effect of any unamortized discount or fair value adjustment. Refer to Note 15 and Note 16 to the Consolidated Financial Statements for additional information on our debt obligations.
Originate/Purchase Mortgages or Securities
As part of our Mortgage operations, we enter into commitments to originate and purchase mortgages and MBS. Refer to Note 28 to the Consolidated Financial Statements for additional information.
Commitments to Provide Capital to Investees
As part of arrangements with specific private equity funds, we are obligated to provide capital to investees. Refer to Note 28 to the Consolidated Financial Statements for additional information.
Home Equity Lines of Credit
We are committed to fund the future remaining balance on unused lines of credit on mortgage loans. The funding is subject to customary lending conditions, such as a satisfactory credit rating, delinquency status, and adequate home equity value. Refer to Note 28 to the Consolidated Financial Statements for additional information.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Lending Commitments
Our Automotive Finance operations and Commercial Finance Group have outstanding revolving lending commitments with customers. The amounts presented represent the unused portion of those commitments at December 31, 2012. Refer to Note 28 to the Consolidated Financial Statements for additional information.
Lease Commitments
We have obligations under various operating lease arrangements (primarily for real property) with noncancelable lease terms that expire after December 31, 2012. Refer to Note 28 to the Consolidated Financial Statements for additional information.
Purchase Obligations
We enter into multiple contractual arrangements for various services. The arrangements represent fixed payment obligations under our most significant contracts and primarily relate to contracts with information technology providers. Refer to Note 28 to the Consolidated Financial Statements for additional information.
Bank Certificates of Deposit
Refer to Note 14 to the Consolidated Financial Statements for additional information.
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
Fair Value of Financial Instruments
We use fair value measurements to record fair value adjustments to certain instruments and to determine fair value disclosures. Refer to Note 25 to the Consolidated Financial Statements for description of valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models, and significant assumptions utilized. We follow the fair value hierarchy set forth in Note 25 to the Consolidated Financial Statements in order to prioritize the inputs utilized to measure fair value. We review and modify, as necessary, our fair value hierarchy classifications on a quarterly basis. As such, there may be reclassifications between hierarchy levels.
The following table summarizes assets and liabilities measured at fair value and the amounts measured using Level 3 inputs. The table includes recurring and nonrecurring measurements.

Year ended December 31, ($ in millions)	2012	2011
Assets at fair value	$20,408	$30,172
As a percentage of total assets	11%	16%
Liabilities at fair value	$2,468	$6,299
As a percentage of total liabilities	2%	4%
Assets at fair value using Level 3 inputs	$1,288	$4,666
As a percentage of assets at fair value	6%	15%
Liabilities at fair value using Level 3 inputs	$3	$878
As a percentage of liabilities at fair value	n/m	14%
n/m = not meaningful
Level 3 assets declined 72% or $3.4 billion primarily due to the deconsolidation of ResCap during the year ended December 31, 2012, which resulted in a significant decline in mortgage servicing rights, mortgage loans held-for-sale, net, and consumer mortgage finance receivables and loans, net. Refer to Note 1 to the Consolidated Financial Statements for further information on the deconsolidation of ResCap. As the value of the consumer mortgage finance receivables and loans, net, declined, the value of the related on-balance sheet securitization debt also declined, which was the primary reason Level 3 liabilities declined by 99.9% or $875 million.
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

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

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
Allowance for Loan Losses
We maintain an allowance for loan losses (the allowance) to absorb probable loan credit losses inherent in the held-for-investment portfolio, excluding those loans measured at fair value in accordance with applicable accounting standards. The allowance is maintained at a level that management considers to be adequate based upon ongoing quarterly assessments and evaluations of collectability and historical loss experience in our lending portfolio. The allowance is management's estimate of incurred losses in our lending portfolio and involves significant judgment. Management performs quarterly analysis of these portfolios to determine if impairment has occurred and to assess the adequacy of the allowance based on historical and current trends and other factors affecting credit losses. Additions to the allowance are charged to current period earnings through the provision for loan losses; amounts determined to be uncollectible are charged directly against the allowance, while amounts recovered on previously charged-off accounts increase the allowance. Determining the appropriateness of the allowance requires management to exercise significant judgment about matters that are inherently uncertain, including the timing, frequency, and severity of credit losses that could materially affect the provision for loan losses and, therefore, net income. The methodology for determining the amount of the allowance differs between the consumer automobile, consumer mortgage, and commercial portfolio segments. For additional information regarding our portfolio segments and classes, refer to Note 8 to the Consolidated Financial Statements. While we attribute portions of the allowance across our lending portfolios, the entire allowance is available to absorb probable loan losses inherent in our total lending portfolio.
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
The commercial loan portfolio segment is primarily composed of larger-balance, nonhomogeneous exposures within our Automotive Finance operations, Commercial Finance Group, and Mortgage operations. As of December 31, 2012, we no longer have any commercial loans within our mortgage operations. These loans are primarily evaluated individually and are risk-rated based on borrower, collateral, and industry-specific information that management believes is relevant in determining the occurrence of a loss event and measuring impairment. A loan is considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement based on current information and events. Management establishes specific allowances for commercial loans determined to be individually impaired based on the present value of expected future cash flows, discounted at the loans' effective interest rate, observable market price or the fair value of collateral, whichever is determined to be the most appropriate. Estimated costs to sell or realize the value of the collateral on a discounted basis are included in the impairment measurement, when appropriate. In addition to the specific allowances for impaired loans, loans that are not identified as individually impaired are grouped into pools based on similar risk characteristics and collectively evaluated. These allowances are based on historical loss experience, concentrations, current economic conditions, and performance trends within specific geographic locations. The commercial historical loss experience is updated quarterly to incorporate the most recent data reflective of the current economic environment.
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

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

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
Valuation of Automobile Lease Assets and Residuals
We have significant investments in vehicles in our operating lease portfolio. In accounting for operating leases, management must make a determination at the beginning of the lease contract of the estimated realizable value (i.e., residual value) of the vehicle at the end of the lease. Residual value represents an estimate of the market value of the vehicle at the end of the lease term, which typically ranges from two to four years. At contract inception, we generally determine the projected residual values based on independent data, including independent guides of vehicle residual values, and analysis. Risk adjustments are determined at lease inception and are based on current auction results adjusted for key variables that historically have shown an impact on auction values (as further described in the Lease Residual Risk discussion in the Risk Management section of this MD&A). The customer is obligated to make payments during the term of the lease for the difference between the purchase price and the contract residual value plus a finance charge. However, since the customer is not obligated to purchase the vehicle at the end of the contract, we are exposed to a risk of loss to the extent the value of the vehicle is below the residual value estimated at contract inception. Management periodically performs a detailed review of the estimated realizable value of leased vehicles to assess the appropriateness of the carrying value of lease assets.
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
In addition to estimating the residual value at lease termination, we must also evaluate the current value of the operating lease assets and test for impairment to the extent necessary in accordance with applicable accounting standards. Impairment is determined to exist if the undiscounted expected future cash flows (including the expected residual value) are lower than the carrying value of the asset. There were no such impairment charges in 2012, 2011, or 2010.
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
Valuation of Mortgage Servicing Rights
Mortgage servicing rights represent the capitalized value of the right to receive future cash flows from the servicing of mortgage loans for others. Mortgage servicing rights are a significant source of value derived from the sale or securitization of mortgage loans. Because residential mortgage loans typically contain a prepayment option, borrowers may often elect to prepay their mortgage loans by refinancing at lower rates during declining interest rate environments. The borrower's ability to prepay is at times impacted by other factors in the current environment that may limit their eligibility to refinance (e.g. a high loan-to-value ratio). When this occurs, the stream of cash flows generated from servicing the original mortgage loan is terminated. As such, the market value of mortgage servicing rights has historically been very sensitive to changes in interest rates and tends to decline as market interest rates decline and increase as interest rates rise.
We capitalize mortgage servicing rights on residential mortgage loans that we have originated and purchased based on the fair market value of the servicing rights associated with the underlying mortgage loans at the time the loans are sold or securitized. GAAP requires that the value of mortgage servicing rights be determined based on market transactions for comparable servicing assets, if available. In the absence of representative market trade information, valuations should be based on other available market evidence and modeled market expectations of the present value of future estimated net cash flows that market participants would expect from servicing. When observable prices are not available, management uses internally developed discounted cash flow models to estimate the fair value. These internal valuation models estimate net cash flows based on internal operating assumptions that we believe would be used by market participants, combined with market-based assumptions for loan prepayment rates, interest rates, default rates and discount rates that management believes approximate yields required by investors for these assets. Servicing cash flows primarily include servicing fees, escrow account income, ancillary income and late fees, less operating costs to service the loans. The estimated cash flows are discounted using an option-adjusted spread-derived discount rate. Management considers the best available information and exercises significant judgment in estimating and assuming values for key variables in the modeling and discounting process. All of our mortgage servicing rights are carried at estimated fair value.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

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

•
Review and compare recent bulk mortgage servicing right acquisition activity. We evaluate market trades for reliability and relevancy and then consider, as appropriate, our estimate of fair value of each significant transaction to the traded price. Currently, there are limited market transactions that are directly observable, which are the best indicators of fair value. However, we continue to monitor and track market activity on an ongoing basis.

We generally expect our valuation to be within a reasonable range of that implied by these tests. Changes in these assumptions could have a significant impact on the determination of fair market value. In order to develop our best estimate of fair value, management reviews and analyzes the output from the models and may adjust the assumptions to take into consideration other factors that may not be captured. If we determine our valuation has exceeded the reasonable range, we may adjust it accordingly. At December 31, 2012, based on the market information obtained, we determined that our mortgage servicing rights valuations and assumptions used to value those servicing rights were reasonable and consistent with what an independent market participant would use to value the asset.
The assumptions used in modeling expected future cash flows of mortgage servicing rights have a significant impact on the fair value of mortgage servicing rights and potentially a corresponding impact to earnings. Refer to Note 11 to the Consolidated Financial Statements for sensitivity analysis.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Goodwill
The accounting for goodwill is discussed in Note 1 to the Consolidated Financial Statements. Goodwill is reviewed for potential impairment at the reporting unit level on an annual basis, as of August 31, or in interim periods if events or circumstances indicate a potential impairment. Goodwill is allocated to the reporting units at the date the goodwill is initially recorded. Once goodwill has been allocated to the reporting units, it generally no longer retains its identification with a particular acquisition, but instead becomes identified with the reporting unit as a whole. As a result, all of the fair value of each reporting unit is available to support the value of goodwill allocated to the unit. Goodwill impairment testing is performed at the reporting unit level, one level below the business segment. For more information on our segments, refer to Note 26 to the Consolidated Financial Statements.
Goodwill impairment testing involves management's judgment, requiring an assessment of whether the carrying value of the reporting unit can be supported by the fair value of the individual reporting unit using widely accepted valuation techniques, such as the market approach (earnings, transaction, pricing multiples and/or other market intelligence that would indicate what a market participant would pay) and the income approach (discounted cash flow methods). In applying these methodologies we utilize a number of factors, including actual operating results, future business plans, economic projections, and market data. A combination of methodologies is used and weighted appropriately for each reporting unit. If actual results differ from these estimates, it may have an adverse impact on the valuation of goodwill that could result in a reduction of the excess over carrying value and possible impairment of goodwill. At December 31, 2012, we did not have material goodwill at our reporting units that is at risk of failing Step 1 of the goodwill impairment test.
Legal and Regulatory Reserves
Our legal and regulatory reserves reflect management's best estimate of probable losses on legal and regulatory matters. As a legal or regulatory matter develops, management, in conjunction with internal and external counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is both probable and estimable. If, at the time of evaluation, the loss contingency related to a legal or regulatory matter is not both probable and estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and estimable. When the loss contingency related to a legal or regulatory matter is deemed to be both probable and estimable, we will establish a liability with respect to such loss contingency and record a corresponding amount to other operating expenses. To estimate the probable loss, we evaluate the individual facts and circumstances of the case including information learned through the discovery process, rulings on dispositive motions, settlement discussions, our prior history with similar matters and other rulings by courts, arbitrators or others. The reserves are continuously monitored and updated to reflect the most recent information related to each matter.
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
For details regarding the nature of all material contingencies, refer to Note 29 to the Consolidated Financial Statements.
Loan Repurchase and Obligations Related to Loan Sales
The liability for representation and warranty obligations reflects management's best estimate of probable lifetime losses. We consider historical and recent demand trends in establishing the reserve. The methodology used to estimate the reserve considers a variety of assumptions including borrower performance (both actual and estimated future defaults), repurchase demand behavior, historical loan defect experience, historical mortgage insurance rescission experience, and historical and estimated future loss experience, which includes projections of future home price changes as well as other qualitative factors including investor behavior. In cases where we may not be able to reasonably estimate losses, a liability is not recognized. Management monitors the adequacy of the overall reserve and makes adjustments to the level of reserve, as necessary, after consideration of other qualitative factors including ongoing dialogue and experience with counterparties.
Determination of Provision for Income Taxes
Our income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management's best assessment of estimated current and future taxes to be paid. We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.
Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and results of recent operations. In projecting future taxable income, we begin with historical results adjusted for the results of discontinued and deconsolidated operations and incorporate assumptions about the amount of future state, federal and foreign pretax operating income. These assumptions about future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss).

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

A valuation allowance of $1.6 billion and $2.1 billion was recorded against the net U.S. deferred tax asset balance as of December 31, 2012, and December 31, 2011, respectively. For the year ended December 31, 2012, our results from operations benefited $1.3 billion from the release of U.S. federal and state valuation allowances and related effects on the basis of management's reassessment of the amount of its deferred tax assets that are more likely than not to be realized.
As of each reporting date, we consider existing evidence, both positive and negative, that could impact our view with regard to future realization of deferred tax assets. As of December 31, 2012, we determined that positive evidence existed to conclude that it is more likely than not that ordinary-in-character deferred tax assets are realizable, and therefore, we reduced the valuation allowance accordingly. Positive evidence in this assessment consisted of forecasts of future taxable income that are sufficient to realize net operating loss carryforwards before their expiration, coupled with our emergence from a cumulative three-year U.S. pretax loss (after removing the effects of non-recurring charges and discontinued operations). Certain U.S. deferred tax assets remain offset with a valuation allowance as discussed below.
We believe it is more likely than not that the benefit for certain U.S. net operating loss, capital loss, and foreign tax credit carryforwards will not be realized. In recognition of this risk, we have provided a valuation allowance of $1.6 billion on the deferred tax assets relating to these carryforwards. In particular, the deferred tax assets and liabilities as of December 31, 2012, reflect the U.S. income tax effects of the anticipated sale of entities held-for-sale at net book value. In concluding to maintain a valuation allowance against our capital loss carryforwards, we considered the positive evidence that we have entered into agreements to sell our held-for-sale entities for amounts in excess of book value. We also considered and ultimately weighted more heavily the negative evidence that we have historically had difficulty generating significant capital gains; capital loss carryforwards have a relatively short carryforward period; the timing of disposal of the held-for-sale entities is uncertain; and the disposal of the held-for-sale entities are subject to various levels of regulatory approval in numerous countries. Successful completion during 2013 of the sales of entities currently held-for-sale may result in capital gains that would allow us to realize capital loss carryforwards. A related reversal of valuation allowance on these deferred tax assets would be recognized as an income tax benefit upon such utilization.
For additional information regarding our provision for income taxes, refer to Note 23 to the Consolidated Financial Statements.
Recently Issued Accounting Standards
Refer to Note 1 to the Consolidated Financial Statements for further information related to recently adopted and recently issued accounting standards.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Statistical Table
The accompanying supplemental information should be read in conjunction with the more detailed information, including our Consolidated Financial Statements and the notes thereto, which appears elsewhere in this Annual Report.
Net Interest Margin Table
The following table presents an analysis of net interest margin excluding discontinued operations for the periods shown.

	2012			2011			2010
Year ended December 31, ($ in millions)	Average balance (a)	Interest income/ interest expense	Yield/ rate	Average balance (a)	Interest income/ interest expense	Yield/ rate	Average balance (a)	Interest income/ interest expense	Yield/ rate
Assets
Interest-bearing cash and cash equivalents	$10,731	$26	0.24%	$10,939	$21	0.19%	$12,634	$34	0.27%
Trading assets	273	13	4.76	359	19	5.29	163	15	9.20
Investment securities (b)	12,336	262	2.12	13,100	326	2.49	10,200	306	3.00
Loans held-for-sale, net	4,406	155	3.52	9,062	332	3.66	13,165	587	4.46
Finance receivables and loans, net (c) (d)	95,715	4,603	4.81	84,392	4,409	5.22	67,296	4,475	6.65
Investment in operating leases, net (e)	11,185	980	8.76	7,968	988	12.40	8,827	1,332	15.09
Total interest-earning assets	134,646	6,039	4.49	125,820	6,095	4.84	112,285	6,749	6.01
Noninterest-bearing cash and cash equivalents	1,917			1,180			427
Other assets	17,500			22,274			30,492
Allowance for loan losses	(1,246)			(1,543)			(2,113)
Assets of discontinued operations (f)	30,924			33,106			35,594
Total assets	$183,741			$180,837			$176,685
Liabilities
Interest-bearing deposit liabilities	$42,440	$644	1.52%	$37,423	$614	1.64%	$30,456	$579	1.90%
Short-term borrowings	3,945	90	2.28	4,345	116	2.67	5,309	141	2.66
Long-term debt (g) (h) (i)	79,044	3,466	4.38	76,780	4,309	5.61	72,526	4,740	6.54
Total interest-bearing liabilities (g) (h) (j)	125,429	4,200	3.35	118,548	5,039	4.25	108,291	5,460	5.04
Noninterest-bearing deposit liabilities	2,261			2,237			2,070
Total funding sources (h) (k)	127,690	4,200	3.29	120,785	5,039	4.17	110,361	5,460	4.95
Other liabilities	6,207			6,877			10,068
Liabilities of discontinued operations (f)	30,924			33,106			35,594
Total liabilities	164,821			160,768			156,023
Total equity	18,920			20,069			20,662
Total liabilities and equity	$183,741			$180,837			$176,685
Net financing revenue		$1,839			$1,056			$1,289
Net interest spread (l)			1.14%			0.59%			0.97%
Net interest spread excluding original issue discount (l)			1.46%			1.43%			2.21%
Net interest spread excluding original issue discount and including noninterest-bearing deposit liabilities (l)			1.51%			1.49%			2.28%
Net yield on interest-earning assets (m)			1.37%			0.84%			1.15%
Net yield on interest-earning assets excluding original issue discount (m)			1.62%			1.56%			2.22%

(a)	Average balances are calculated using a combination of monthly and daily average methodologies.

(b)
Excludes income on equity investments of $30 million, $25 million, and $17 million at December 31, 2012, 2011, and 2010, respectively. Yields on available-for-sale debt securities are based on fair value as opposed to historical cost.

(c)
Nonperforming finance receivables and loans are included in the average balances. For information on our accounting policies regarding nonperforming status, refer to Note 1 to the Consolidated Financial Statements.

(d)	Includes other interest income of $5 million, $5 million, and $3 million at December 31, 2012, 2011, and 2010, respectively.

(e)
Includes gains on sale of $116 million, $217 million, and $555 million at December 31, 2012, 2011, and 2010, respectively. Excluding these gains on sale, the annualized yield would be 7.72%, 9.68%, and 8.80% at December 31, 2012, 2011, and 2010, respectively.

(f)	Average balances and rates are impacted by allocations made to match assets of discontinued operations with liabilities of discontinued operations.

(g)	Includes the effects of derivative financial instruments designated as hedges.

(h)
Average balance includes $1,927 million, $2,522 million, and $3,710 million related to original issue discount at December 31, 2012, 2011, and 2010, respectively. Interest expense includes original issue discount amortization of $336 million, $912 million, and $1,204 million during the year ended December 31, 2012, 2011, and 2010, respectively.

(i)	Excluding original issue discount the rate on long-term debt was 3.87%, 4.28%, and 4.64% at December 31, 2012, 2011, and 2010, respectively.

(j)	Excluding original issue discount the rate on total interest-bearing liabilities was 3.03%, 3.41%, and 3.80% at December 31, 2012, 2011, and 2010, respectively.

(k)	Excluding original issue discount the rate on total funding sources was 2.98%, 3.35%, and 3.73% at December 31, 2012, 2011, and 2010, respectively.

(l)	Net interest spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

(m)	Net yield on interest-earning assets represents net financing revenue as a percentage of total interest-earning assets.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

The following table presents an analysis of the changes in net interest income, volume and rate.

	2012 vs 2011 Increase (decrease) due to (a)			2011 vs 2010 Increase (decrease) due to (a)
Year ended December 31, ($ in millions)	Volume	Yield/rate	Total	Volume	Yield/rate	Total
Assets
Interest-bearing cash and cash equivalents	$—	$5	$5	$(4)	$(9)	$(13)
Trading assets	(4)	(2)	(6)	12	(8)	4
Investment securities	(18)	(46)	(64)	78	(58)	20
Loans held-for-sale, net	(164)	(13)	(177)	(162)	(93)	(255)
Finance receivables and loans, net	562	(368)	194	1,005	(1,071)	(66)
Investment in operating leases, net	331	(339)	(8)	(121)	(223)	(344)
Total interest-earning assets	$707	$(763)	$(56)	$808	$(1,462)	$(654)
Liabilities
Interest-bearing deposit liabilities	$78	$(48)	$30	$121	$(86)	$35
Short-term borrowings	(10)	(16)	(26)	(26)	1	(25)
Long-term debt	124	(967)	(843)	267	(698)	(431)
Total interest-bearing liabilities	$192	$(1,031)	$(839)	$362	$(783)	$(421)
Net financing revenue	$515	$268	$783	$446	$(679)	$(233)

(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Outstanding Finance Receivables and Loans
The following table presents the composition of our on-balance sheet finance receivables and loans.

December 31, ($ in millions)	2012	2011	2010	2009	2008
Consumer
Domestic
Consumer automobile	$53,713	$46,576	$34,604	$12,514	$16,281
Consumer mortgage
1st Mortgage	7,173	6,997	7,057	7,960	13,542
Home equity	2,648	3,575	3,964	4,238	7,777
Total domestic	63,534	57,148	45,625	24,712	37,600
Foreign
Consumer automobile	2	16,883	16,650	17,731	21,705
Consumer mortgage
1st Mortgage	—	256	742	405	4,604
Home equity	—	—	—	1	54
Total foreign	2	17,139	17,392	18,137	26,363
Total consumer loans	63,536	74,287	63,017	42,849	63,963
Commercial
Domestic
Commercial and industrial
Automobile (a)	30,270	26,552	24,944	19,604	16,913
Mortgage	—	1,887	1,540	1,572	1,627
Other	2,679	1,178	1,795	2,688	3,257
Commercial real estate
Automobile	2,552	2,331	2,071	2,008	1,941
Mortgage	—	—	1	121	1,696
Total domestic	35,501	31,948	30,351	25,993	25,434
Foreign
Commercial and industrial
Automobile (b)	—	8,265	8,398	7,943	10,749
Mortgage	—	24	41	96	195
Other	18	63	312	437	960
Commercial real estate
Automobile	—	154	216	221	167
Mortgage	—	14	78	162	260
Total foreign	18	8,520	9,045	8,859	12,331
Total commercial loans	35,519	40,468	39,396	34,852	37,765
Total finance receivables and loans (c)	$99,055	$114,755	$102,413	$77,701	$101,728
Loans held-for-sale	$2,576	$8,557	$11,411	$20,625	$7,919

(a)	Amount includes Notes Receivable from General Motors of $3 million at December 31, 2009.

(b)	Amounts include no Notes Receivable from General Motors at December 31, 2012 and $529 million, $484 million, $908 million, and $1.7 billion at December 31, 2011, 2010, 2009, and 2008, respectively.

(c)	Includes historical cost, fair value, and repurchased loans.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Nonperforming Assets
The following table summarizes the nonperforming assets in our on-balance sheet portfolio.

December 31, ($ in millions)	2012	2011	2010	2009	2008
Consumer
Domestic
Consumer automobile	$260	$139	$129	$267	$294
Consumer mortgage
1st Mortgage	342	316	452	782	2,547
Home equity	40	91	108	114	540
Total domestic	642	546	689	1,163	3,381
Foreign
Consumer automobile	—	89	78	119	125
Consumer mortgage
1st Mortgage	—	142	261	33	1,034
Home equity	—	—	—	—	—
Total foreign	—	231	339	152	1,159
Total consumer (a)	642	777	1,028	1,315	4,540
Commercial
Domestic
Commercial and industrial
Automobile	146	105	261	281	1,448
Mortgage	—	—	—	37	140
Other	33	22	37	856	64
Commercial real estate
Automobile	37	56	193	256	153
Mortgage	—	—	1	56	1,070
Total domestic	216	183	492	1,486	2,875
Foreign
Commercial and industrial
Automobile	—	118	35	66	7
Mortgage	—	—	40	35	—
Other	—	15	97	131	19
Commercial real estate
Automobile	—	11	6	24	2
Mortgage	—	12	70	141	143
Total foreign	—	156	248	397	171
Total commercial (b)	216	339	740	1,883	3,046
Total nonperforming finance receivables and loans	858	1,116	1,768	3,198	7,586
Foreclosed properties	8	82	150	255	787
Repossessed assets (c)	62	56	47	58	95
Total nonperforming assets	$928	$1,254	$1,965	$3,511	$8,468
Loans held-for-sale	$25	$2,820	$3,273	$3,390	$731

(a)
Interest revenue that would have been accrued on total consumer finance receivables and loans at original contractual rates was $54 million during the year ended December 31, 2012. Interest income recorded for these loans was $23 million during the year ended December 31, 2012.

(b)
Interest revenue that would have been accrued on total commercial finance receivables and loans at original contractual rates was $21 million during the year ended December 31, 2012. Interest income recorded for these loans was $15 million during the year ended December 31, 2012.

(c)	Repossessed assets exclude $3 million, $3 million, $14 million, $23 million, and $34 million of repossessed operating lease assets at December 31, 2012, 2011, 2010, 2009, and 2008, respectively.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Accruing Finance Receivables and Loans Past Due 90 Days or More
The following table presents our on-balance sheet accruing loans past due 90 days or more as to principal and interest.

December 31, ($ in millions)	2012	2011	2010	2009	2008
Consumer
Domestic
Consumer automobile	$—	$—	$—	$—	$19
Consumer mortgage
1st Mortgage	1	1	1	1	33
Home equity	—	—	—	—	—
Total domestic	1	1	1	1	52
Foreign
Consumer automobile	—	3	5	5	40
Consumer mortgage
1st Mortgage	—	—	—	1	—
Home equity	—	—	—	—	—
Total foreign	—	3	5	6	40
Total consumer	1	4	6	7	92
Commercial
Domestic
Commercial and industrial
Automobile	—	—	—	—	—
Mortgage	—	—	—	—	—
Other	—	—	—	—	—
Commercial real estate
Automobile	—	—	—	—	—
Mortgage	—	—	—	—	—
Total domestic	—	—	—	—	—
Foreign
Commercial and industrial
Automobile	—	—	—	—	—
Mortgage	—	—	—	—	—
Other	—	—	—	3	—
Commercial real estate
Automobile	—	—	—	—	—
Mortgage	—	—	—	—	—
Total foreign	—	—	—	3	—
Total commercial	—	—	—	3	—
Total accruing finance receivables and loans past due 90 days or more	$1	$4	$6	$10	$92
Loans held-for-sale	$—	$73	$25	$33	$7

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Allowance for Loan Losses
The following table presents an analysis of the activity in the allowance for loan losses on finance receivables and loans.

($ in millions)	2012	2011	2010	2009	2008
Balance at January 1,	$1,503	$1,873	$2,445	$3,433	$2,755
Cumulative effect of change in accounting principles (a)	—	—	222	—	(616)
Charge-offs
Domestic	(595)	(667)	(1,297)	(3,380)	(2,192)
Foreign	(181)	(213)	(349)	(633)	(347)
Write-downs related to transfers to held-for-sale	—	—	—	(3,438)	—
Total charge-offs	(776)	(880)	(1,646)	(7,451)	(2,539)
Recoveries
Domestic	193	227	363	276	219
Foreign	109	100	85	76	71
Total recoveries	302	327	448	352	290
Net charge-offs	(474)	(553)	(1,198)	(7,099)	(2,249)
Provision for loan losses	329	188	357	5,174	2,857
Foreign provision for loan losses	65	31	81	996	553
Deconsolidation of ResCap	(9)	—	—	—	—
Other	(244)	(36)	(34)	(59)	133
Balance at December 31,	$1,170	$1,503	$1,873	$2,445	$3,433

(a)	Effect of change in accounting principle due to adoption of ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Allowance for Loan Losses by Type
The following table summarizes the allocation of the allowance for loan losses by product type.

	2012		2011		2010		2009		2008
December 31, ($ in millions)	Amount	% of total	Amount	% of total	Amount	% of total	Amount	% of total	Amount	% of total
Consumer
Domestic
Consumer automobile	$575	49.2	$600	39.9	$769	41.0	$772	31.6	$1,115	32.5
Consumer mortgage
1st Mortgage	245	20.9	275	18.3	322	17.2	387	15.8	525	15.3
Home equity	207	17.7	237	15.8	256	13.7	251	10.3	177	5.2
Total domestic	1,027	87.8	1,112	74.0	1,347	71.9	1,410	57.7	1,817	53.0
Foreign
Consumer automobile	—	—	166	11.1	201	10.7	252	10.2	279	8.1
Consumer mortgage
1st Mortgage	—	—	4	0.2	2	0.1	2	0.1	409	11.9
Home equity	—	—	—	—	—	—	—	—	31	0.9
Total foreign	—	—	170	11.3	203	10.8	254	10.3	719	20.9
Total consumer loans	1,027	87.8	1,282	85.3	1,550	82.7	1,664	68.0	2,536	73.9
Commercial
Domestic
Commercial and industrial
Automobile	55	4.7	62	4.0	73	3.9	157	6.4	178	5.2
Mortgage	—	—	1	0.1	—	—	10	0.4	93	2.7
Other	48	4.1	52	3.5	97	5.2	322	13.2	65	1.9
Commercial real estate
Automobile	40	3.4	39	2.6	54	2.9	—	—	—	—
Mortgage	—	—	—	—	—	—	54	2.2	458	13.3
Total domestic	143	12.2	154	10.2	224	12.0	543	22.2	794	23.1
Foreign
Commercial and industrial
Automobile	—	—	48	3.2	33	1.7	54	2.2	45	1.3
Mortgage	—	—	10	0.7	12	0.7	20	0.8	3	0.1
Other	—	—	1	0.1	39	2.1	111	4.6	9	0.3
Commercial real estate
Automobile	—	—	3	0.2	2	0.1	—	—	—	—
Mortgage	—	—	5	0.3	13	0.7	53	2.2	46	1.3
Total foreign	—	—	67	4.5	99	5.3	238	9.8	103	3.0
Total commercial loans	143	12.2	221	14.7	323	17.3	781	32.0	897	26.1
Total allowance for loan losses	$1,170	100.0	$1,503	100.0	$1,873	100.0	$2,445	100.0	$3,433	100.0

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Deposit Liabilities
The following table presents the average balances and interest rates paid for types of domestic deposits.

	2012		2011		2010
Year ended December 31, ($ in millions)	Average balance (a)	Average deposit rate	Average balance (a)	Average deposit rate	Average balance (a)	Average deposit rate
Domestic deposits
Noninterest-bearing deposits	$2,262	—%	$2,237	—%	$2,071	—%
Interest-bearing deposits
Savings and money market checking accounts	10,953	0.88	9,696	0.88	8,015	1.21
Certificates of deposit	29,972	1.64	26,109	1.77	21,153	2.04
Dealer deposits	1,515	3.81	1,685	3.87	1,288	4.00
Total domestic deposit liabilities	$44,702	1.44%	$39,727	1.55%	$32,527	1.78%

(a)	Average balances are calculated using a combination of monthly and daily average methodologies.
The following table presents the amount of domestic certificates of deposit in denominations of $100 thousand or more segregated by time remaining until maturity.

December 31, 2012 ($ in millions)	Three months or less	Over three months through six months	Over six months through twelve months	Over twelve months	Total
Domestic certificates of deposit ($100,000 or more)	$1,735	$1,793	$2,779	$5,666	$11,973

Quantitative and Qualitative Disclosures about Market Risk
Ally Financial Inc. • Form 10-k

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
Refer to the Market Risk and the Operational Risk sections of Item 7, Management's Discussion and Analysis.

Management's Report on Internal Control over Financial Reporting
Ally Financial Inc. • Form 10-K

4Item 8.    Financial Statements and Supplementary Data
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
Based on the assessment performed, management concluded that at December 31, 2012, Ally's internal control over financial reporting was effective based on the COSO criteria.
The independent registered public accounting firm, Deloitte & Touche LLP, has audited the Consolidated Financial Statements of Ally and has issued an attestation report on our internal control over financial reporting at December 31, 2012, as stated in its report, which is included herein.

/S/ MICHAEL A. CARPENTER	/S/ JEFFREY J. BROWN
Michael A. Carpenter	Jeffrey J. Brown
Chief Executive Officer	Senior Executive Vice President of Finance and Corporate Planning
March 1, 2013	March 1, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Ally Financial Inc.:
We have audited the accompanying Consolidated Balance Sheet of Ally Financial Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related Consolidated Statements of Income, Comprehensive Income, Changes in Equity, and Cash Flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2013, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Detroit, Michigan
March 1, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Ally Financial Inc.:
We have audited the internal control over financial reporting of Ally Financial Inc. and subsidiaries (the “Company”) as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, as stated in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012, of the Company and our report dated March 1, 2013, expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Detroit, Michigan
March 1, 2013

Consolidated Statement of Income
Ally Financial Inc. • Form 10-K

Year ended December 31, ($ in millions)	2012	2011	2010
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$4,603	$4,409	$4,475
Interest on loans held-for-sale	155	332	587
Interest on trading assets	13	19	15
Interest and dividends on available-for-sale investment securities	292	351	323
Interest-bearing cash	26	21	34
Operating leases	2,379	1,929	2,583
Total financing revenue and other interest income	7,468	7,061	8,017
Interest expense
Interest on deposits	644	614	579
Interest on short-term borrowings	90	116	141
Interest on long-term debt	3,466	4,309	4,740
Total interest expense	4,200	5,039	5,460
Depreciation expense on operating lease assets	1,399	941	1,251
Net financing revenue	1,869	1,081	1,306
Other revenue
Servicing fees	701	1,358	1,488
Servicing asset valuation and hedge activities, net	(8)	(789)	(394)
Total servicing income, net	693	569	1,094
Insurance premiums and service revenue earned	1,059	1,170	1,371
Gain on mortgage and automotive loans, net	532	470	1,239
Loss on extinguishment of debt	(148)	(64)	(124)
Other gain on investments, net	146	259	502
Other income, net of losses	747	493	334
Total other revenue	3,029	2,897	4,416
Total net revenue	4,898	3,978	5,722
Provision for loan losses	329	188	357
Noninterest expense
Compensation and benefits expense	1,365	1,322	1,348
Insurance losses and loss adjustment expenses	461	483	547
Other operating expenses	3,498	2,936	3,078
Total noninterest expense	5,324	4,741	4,973
(Loss) income from continuing operations before income tax expense	(755)	(951)	392
Income tax (benefit) expense from continuing operations	(1,284)	51	104
Net income (loss) from continuing operations	529	(1,002)	288
Income from discontinued operations, net of tax	667	845	741
Net income (loss)	$1,196	$(157)	$1,029
Statement continues on the next page.
The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Income
Ally Financial Inc. • Form 10-K

Year ended December 31, ($ in millions except per share data)	2012	2011	2010
Net income (loss) attributable to common shareholders
Net income (loss) from continuing operations	$529	$(1,002)	$288
Preferred stock dividends — U.S. Department of Treasury	(535)	(534)	(963)
Preferred stock dividends	(267)	(260)	(282)
Impact of preferred stock conversion or amendment (a)	—	32	(616)
Net loss from continuing operations attributable to common shareholders (b)	(273)	(1,764)	(1,573)
Income from discontinued operations, net of tax	667	845	741
Net income (loss) attributable to common shareholders	$394	$(919)	$(832)
Basic weighted-average common shares outstanding	1,330,970	1,330,970	800,597
Diluted weighted-average common shares outstanding (b)	1,330,970	1,330,970	800,597
Basic earnings per common share
Net loss from continuing operations	$(205)	$(1,326)	$(1,965)
Income from discontinued operations, net of tax	501	635	926
Net income (loss)	$296	$(691)	$(1,039)
Diluted earnings per common share (b)
Net loss from continuing operations	$(205)	$(1,326)	$(1,965)
Income from discontinued operations, net of tax	501	635	926
Net income (loss)	$296	$(691)	$(1,039)

(a)	Refer to Note 18 to the Consolidated Financial Statements for further detail.

(b)
Due to the antidilutive effect of converting the Fixed Rate Cumulative Mandatorily Convertible Preferred Stock into common shares and the net loss from continuing operations attributable to common shareholders for 2012, 2011, and 2010, respectively, loss from continuing operations attributable to common shareholders and basic weighted-average common shares outstanding were used to calculate basic and diluted earnings per share.

The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Comprehensive Income
Ally Financial Inc. • Form 10-K

Year ended December 31, ($ in millions)	2012	2011	2010
Net income (loss)	$1,196	$(157)	$1,029
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on investment securities
Net unrealized gains arising during the period	331	196	320
Less: Net realized gains reclassified to net income	141	284	497
Net change	190	(88)	(177)
Translation adjustments and net investment hedges
Translation adjustments	184	(237)	165
Hedges	(168)	173	(182)
Net change	16	(64)	(17)
Cash flow hedges
Net unrealized (losses) gains arising during the period	(4)	—	33
Defined benefit pension plans
Net losses, prior service costs, and transition obligations arising during the period	(36)	(27)	(59)
Less: Net losses, prior service costs, and transition obligations reclassified to net income	(58)	(7)	(19)
Net change	22	(20)	(40)
Other comprehensive income (loss), net of tax	224	(172)	(201)
Cumulative effect of change in accounting principle (a)	—	—	(4)
Comprehensive income (loss)	$1,420	$(329)	$824

(a)	Relates to the adoption of ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.
The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Balance Sheet
Ally Financial Inc. • Form 10-K

December 31, ($ in millions)	2012	2011
Assets
Cash and cash equivalents
Noninterest-bearing	$1,073	$2,475
Interest-bearing	6,440	10,560
Total cash and cash equivalents	7,513	13,035
Trading assets	—	622
Investment securities	14,178	15,135
Loans held-for-sale, net ($2,490 and $3,919 fair value-elected)	2,576	8,557
Finance receivables and loans, net
Finance receivables and loans, net ($— and $835 fair value-elected)	99,055	114,755
Allowance for loan losses	(1,170)	(1,503)
Total finance receivables and loans, net	97,885	113,252
Investment in operating leases, net	13,550	9,275
Mortgage servicing rights	952	2,519
Premiums receivable and other insurance assets	1,609	1,853
Other assets	11,908	18,741
Assets of operations held-for-sale	32,176	1,070
Total assets	$182,347	$184,059
Liabilities
Deposit liabilities
Noninterest-bearing	$1,977	$2,029
Interest-bearing	45,938	43,021
Total deposit liabilities	47,915	45,050
Short-term borrowings	7,461	7,680
Long-term debt ($— and $830 fair value-elected)	74,561	92,885
Interest payable	932	1,587
Unearned insurance premiums and service revenue	2,296	2,576
Accrued expenses and other liabilities ($— and $29 fair value-elected)	6,585	14,664
Liabilities of operations held-for-sale	22,699	337
Total liabilities	162,449	164,779
Equity
Common stock and paid-in capital	19,668	19,668
Mandatorily convertible preferred stock held by U.S. Department of Treasury	5,685	5,685
Preferred stock	1,255	1,255
Accumulated deficit	(7,021)	(7,415)
Accumulated other comprehensive income	311	87
Total equity	19,898	19,280
Total liabilities and equity	$182,347	$184,059
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

December 31, ($ in millions)	2012	2011
Assets
Loans held-for-sale, net	$—	$9
Finance receivables and loans, net
Finance receivables and loans, net ($— and $835 fair value-elected)	31,510	40,935
Allowance for loan losses	(144)	(210)
Total finance receivables and loans, net	31,366	40,725
Investment in operating leases, net	6,060	4,389
Other assets	2,868	3,029
Assets of operations held-for-sale	12,139	—
Total assets	$52,433	$48,152
Liabilities
Short-term borrowings	$400	$795
Long-term debt ($— and $830 fair value-elected)	26,461	33,143
Interest payable	1	14
Accrued expenses and other liabilities	16	405
Liabilities of operations held-for-sale	9,686	—
Total liabilities	$36,564	$34,357
The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Changes in Equity
Ally Financial Inc. • Form 10-K

($ in millions)	Common stock and paid-in capital	Mandatorily convertible preferred stock held by U.S. Department of Treasury	Preferred stock	Accumulated deficit	Accumulated other comprehensive income	Total equity
Balance at January 1, 2010 (a)	$13,829	$10,893	$1,287	$(5,732)	$464	$20,741
Capital contributions	15					15
Net income				1,029		1,029
Preferred stock dividends - U.S. Department of Treasury				(963)		(963)
Preferred stock dividends				(282)		(282)
Dividends to shareholders				(11)		(11)
Conversion of preferred stock and related amendment (b)	5,824	(5,208)		(616)		—
Other comprehensive loss					(205)	(205)
Other (c)				74		74
Balance at December 31, 2010 (a)	$19,668	$5,685	$1,287	$(6,501)	$259	$20,398
Net loss				(157)		(157)
Preferred stock dividends — U.S. Department of Treasury				(534)		(534)
Preferred stock dividends				(260)		(260)
Series A preferred stock amendment (b)			(32)	32		—
Other comprehensive loss					(172)	(172)
Other (c)				5		5
Balance at December 31, 2011	$19,668	$5,685	$1,255	$(7,415)	$87	$19,280
Net income				1,196		1,196
Preferred stock dividends — U.S. Department of Treasury				(535)		(535)
Preferred stock dividends				(267)		(267)
Other comprehensive income					224	224
Balance at December 31, 2012	$19,668	$5,685	$1,255	$(7,021)	$311	$19,898

(a)
Includes decreases of $46 million and $45 million, respectively, for the years ended December 31, 2010 and 2009, from previously reported balances for the correction of immaterial errors. Refer to Note 1 for further detail.

(b)	Refer to Note 18 to the Consolidated Financial Statements for further detail.

(c)
Represents a reduction of the estimated payment accrued for tax distributions as a result of the completion of the GMAC LLC U.S. Return of Partnership Income for the tax period January 1, 2009, through June 30, 2009.

The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Cash Flows
Ally Financial Inc. • Form 10-K

Year ended December 31, ($ in millions)	2012	2011	2010
Operating activities
Net income (loss)	$1,196	$(157)	$1,029
Reconciliation of net income (loss) to net cash provided by operating activities
Depreciation and amortization	2,381	2,713	4,146
Other impairment	19	40	170
Changes in fair value of mortgage servicing rights	677	1,606	872
Provision for loan losses	405	217	469
Gain on sale of loans, net	(527)	(459)	(1,014)
Net gain on investment securities	(177)	(294)	(520)
Loss on extinguishment of debt	148	64	123
Originations and purchases of loans held-for-sale	(33,075)	(60,270)	(73,823)
Proceeds from sales and repayments of loans held-for-sale	34,073	61,187	80,093
Impairment and accruals related to Residential Capital, LLC deconsolidation	1,192	—	—
Net change in
Trading securities	595	(483)	(39)
Deferred income taxes	(1,491)	(198)	(272)
Interest payable	(311)	(98)	177
Other assets	802	(311)	1,240
Other liabilities	(595)	1,390	(504)
Other, net	(263)	546	(540)
Net cash provided by operating activities	5,049	5,493	11,607
Investing activities
Purchases of available-for-sale securities	(12,816)	(19,377)	(24,116)
Proceeds from sales of available-for-sale securities	7,662	14,232	17,872
Proceeds from maturities and repayment of available-for-sale securities	5,673	4,965	4,527
Net increase in finance receivables and loans	(11,943)	(16,998)	(17,344)
Proceeds from sales of finance receivables and loans	2,332	2,868	3,138
Purchases of operating lease assets	(7,444)	(6,528)	(3,551)
Disposals of operating lease assets	1,745	5,517	8,627
Proceeds from sale of business units, net (a)	516	50	161
Net cash effect from deconsolidation of Residential Capital, LLC	(539)	—	—
Other, net	(1,741)	1,143	3,119
Net cash used in investing activities	(16,555)	(14,128)	(7,567)
Statement continues on the next page.
The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Cash Flows
Ally Financial Inc. • Form 10-K

Year ended December 31, ($ in millions)	2012	2011	2010
Financing activities
Net change in short-term borrowings	2,694	514	(3,629)
Net increase in bank deposits	7,580	5,840	6,556
Proceeds from issuance of long-term debt	39,401	44,754	39,002
Repayments of long-term debt	(39,909)	(40,473)	(49,530)
Dividends paid	(802)	(819)	(1,253)
Other, net	(927)	234	869
Net cash provided by (used in) financing activities	8,037	10,050	(7,985)
Effect of exchange-rate changes on cash and cash equivalents	(58)	49	102
Net (decrease) increase in cash and cash equivalents	(3,527)	1,464	(3,843)
Adjustment for change in cash and cash equivalents of operations held-for-sale (a) (b)	(1,995)	(99)	725
Cash and cash equivalents at beginning of year	13,035	11,670	14,788
Cash and cash equivalents at end of year	$7,513	$13,035	$11,670
Supplemental disclosures
Cash paid for
Interest	$5,311	$5,630	$5,531
Income taxes	404	507	517
Noncash items
Increase in finance receivables and loans due to a change in accounting principle (c)	—	—	17,990
Increase in long-term debt due to a change in accounting principle (c)	—	—	17,054
Transfer of mortgage servicing rights into trading securities through certification	—	266	—
Conversion of preferred stock to common equity	—	—	5,208
Other disclosures
Proceeds from sales and repayments of mortgage loans held-for-investment originally designated as held-for-sale	127	241	1,324
Consolidation of loans, net	—	—	137
Consolidation of variable interest entity debt	—	—	78
Deconsolidation of loans, net	—	—	1,969
Deconsolidation of variable interest entity debt	—	—	1,903

(a)
The amounts are net of cash and cash equivalents of $147 million at December 31, 2012, $88 million at December 31, 2011, and $1.2 billion at December 31, 2010 of business units at the time of disposition.

(b)
Cash flows of discontinued operations are reflected within operating, investing, and financing activities in the Consolidated Statement of Cash Flows. The cash balance of these operations is reported as assets of operations held-for-sale on the Consolidated Balance Sheet.

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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

1.    Description of Business, Basis of Presentation, and Changes in Significant Accounting Policies
Ally Financial Inc. (formerly GMAC Inc. and referred to herein as Ally, we, our, or us) is a leading, independent, diversified, financial services firm. Founded in 1919, we are a leading automotive financial services company with over 90 years experience providing a broad array of financial products and services to automotive dealers and their customers. We became a bank holding company on December 24, 2008, under the Bank Holding Company Act of 1956, as amended. Our banking subsidiary, Ally Bank, is an indirect wholly owned subsidiary of Ally Financial Inc. and a leading franchise in the growing direct (online and telephonic) banking market.
Residential Capital, LLC
On May 14, 2012 (the Petition Date), Residential Capital, LLC (ResCap) and certain of its wholly owned direct and indirect subsidiaries (collectively, the Debtors) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court). In connection with the filings in May, Ally Financial Inc. and its direct and indirect subsidiaries and affiliates (excluding the Debtors) (collectively, AFI) had reached an agreement with the Debtors and certain creditor constituencies on a prearranged Chapter 11 plan (the Plan). The Plan included a proposed settlement (the Settlement) between AFI and the Debtors, which included, among other things, an obligation of AFI to make a $750 million cash contribution to the Debtors' estate, and a release of all existing or potential causes of action between AFI and the Debtors, as well as a release of all existing or potential ResCap-related causes of action against AFI held by third parties.
The Settlement contemplated certain milestone requirements that the Debtors failed to satisfy, including the Bankruptcy Court's confirmation of the Plan on or before October 31, 2012. While the failure to meet this October 31 milestone would have resulted in the Settlement's automatic termination, AFI and the Debtors agreed to monthly temporary waivers of this automatic termination through February 28, 2013. This waiver was not extended beyond this date, and therefore the Settlement has terminated.
On November 21, 2012, the Bankruptcy Court entered orders approving the sale of the Debtors' (i) mortgage servicing platform (the Platform Sale) to Ocwen Loan Servicing, LLC and Walter Investment Management Corp. and (ii) “whole-loan” portfolio (the Whole-Loan Sale) to Berkshire Hathaway Inc. under section 363 of the Bankruptcy Code, and not as part of the Plan as originally contemplated. The Whole-Loan Sale closed on February 5, 2013, and the Platform Sale closed on February 15, 2013.
As of the Petition Date, institutional investors in residential mortgage-backed securities (RMBS Investors) issued by ResCap's affiliates and holding more than 25 percent of at least one class in each of 290 securitizations agreed to settle alleged representation and warranty claims against the Debtors' estates in exchange for a total $8.7 billion allowed claim in the Debtors' bankruptcy cases, subject to the applicable securitization trustees' acceptance of the terms of the settlements (the RMBS Settlements). The RMBS Investors also signed separate plan support agreements (PSAs) with the Debtors and AFI in support of the Plan at the time of entering into the RMBS Settlements. To date, RMBS Investors holding more than 25 percent of at least one class in each of 336 securitizations have agreed to the RMBS Settlements. These 336 securitizations have an aggregate original principal balance of approximately $189 billion (out of a total of 392 outstanding securitizations with an original principal balance of $221 billion). The RMBS Settlements are subject to Bankruptcy Court approval, and the Bankruptcy Court has scheduled a hearing to consider such approval in late May 2013. The PSAs are not part of this scheduled Bankruptcy Court hearing. A number of creditors have raised objections to the RMBS Settlements, and the trustees representing the securitization trusts and AFI have filed statements in support of the Debtors' motion to approve the RMBS Settlements. Separately, the Debtors have failed to meet several Plan milestones in their bankruptcy cases, each of which has given the RMBS Investors the right to terminate the PSAs upon three business days advance written notice to the Debtors and AFI. The RMBS Investors have not given the Debtors and AFI such a notice to date, but have the right to do so at any time. If the RMBS Settlements were not approved or the RMBS Investors were to decide not to support any proposed plan, it could adversely impact the likelihood that any such proposed plan is approved by the Bankruptcy Court. AFI continues to support the RMBS Settlements at this time.
On June 4, 2012, Berkshire Hathaway Inc. filed a motion in the Bankruptcy Court for the appointment of an independent examiner to investigate, among other things, certain of the Debtors' transactions with AFI occurring prior to the Petition Date, any claims the Debtors may hold against AFI's officers and directors, and any claims the Debtors proposed to release under the Plan. On June 20, 2012, the Bankruptcy Court approved the appointment of an examiner and, subsequently, the United States Trustee for the Southern District of New York appointed former bankruptcy judge Arthur J. Gonzalez, Esq. as the examiner (the Examiner). On July 27, 2012, the Bankruptcy Court entered an order approving the scope of the Examiner's investigation. The investigation includes, among other things: (a) all material pre-petition transactions between or among the Debtors and AFI, Cerberus Capital Management, L.P. and its subsidiaries and affiliates, and/or Ally Bank; (b) certain post-petition negotiations and transactions with the Debtors, including with respect to plan sponsor, plan support, and settlement agreements, the debtor-in-possession financing with AFI, the stalking horse asset purchase agreement with AFI, and the servicing agreement with Ally Bank; (c) all state and federal law claims or causes of action the Debtors proposed to release as part of the Plan; and (d) the release of all existing or potential ResCap-related causes of action against AFI held by third parties. In the Examiner's original work plan, the Examiner estimated that his investigation and related report would be completed six months from approximately August 6, 2012. However, on February 7, 2013 the Examiner informed the Bankruptcy Court in the third supplement to the work plan that the investigation and related report will not be completed until early May 2013.
On December 26, 2012, the Bankruptcy Court, in an effort to facilitate plan negotiations, entered an order appointing bankruptcy judge James M. Peck, Esq. as mediator to assist the parties in resolving certain issues relating to the formulation and confirmation of the Plan. There can be no assurance that the mediation process will continue or will ultimately lead to a successful agreement among the parties.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

On February 26, 2013, the official committee of unsecured creditors appointed in the Debtors' bankruptcy cases (the Creditors' Committee) filed with the Bankruptcy Court a response to the Debtors' motions for appointment of a chief restructuring officer and to extend their exclusive period to file a chapter 11 plan, which, among other things, states that the Creditors' Committee supports such extension through and including April 30, 2013, and during such time the Creditors' Committee will agree not to bring any claims against AFI. The response further states that the Debtors consent to the Creditors' Committee seeking standing in the Bankruptcy Court to prosecute and/or settle the Debtors' alleged claims against AFI and agree to settle claims against AFI only with Creditors' Committee consent.
On February 27, 2013, the Debtors filed a motion with the Bankruptcy Court seeking, for purposes of any proposed chapter 11 plan, that GMAC Mortgage's obligation to conduct and pay for independent file review regarding certain residential foreclosure actions and foreclosure sales prosecuted by GMAC Mortgage and its subsidiaries, as required under the Consent Order, be classified as a general unsecured claim in an amount to be determined, and that the automatic stay under the Bankruptcy Code be applied to prevent the FRB, the FDIC, and other governmental entities from taking any action to enforce the obligation against the Debtors. If the Bankruptcy Court approves the motion, such governmental entities are likely to seek to enforce the obligation against AFI, and any such obligations ultimately borne by AFI could be material. The Debtors have requested that the motion be heard at a hearing on March 21, 2013.
We are currently named as defendants in various lawsuits relating to ResCap mortgage-backed securities and certain other mortgage-related matters, which are described in more detail in Note 29. Substantially all of these matters are currently subject to orders entered by the Bankruptcy Court staying the matters through either March 31, 2012 or April 30, 2013. Unless the Debtors seek and obtain Bankruptcy Court approval to extend these stay orders, these matters are expected to proceed against us once the applicable stay orders expire.
As a result of the termination of the Settlement, AFI is no longer obligated to make the $750 million cash contribution and neither party is bound by the Settlement. Further, AFI is not entitled to receive any releases from either the Debtors or any third party claimants, as was contemplated under the Plan and Settlement. However, AFI has not withdrawn its offer to provide a $750 million cash contribution to the Debtors' estate if an acceptable settlement can be reached. As a result of the termination of the Settlement, substantial claims could be brought against us, which could have a material adverse impact on our results of operations, financial position or cash flows. We would have strong legal and factual defenses with respect to any such claims, and would vigorously defend them.
 As a result of the bankruptcy filing, effective May 14, 2012, we have deconsolidated ResCap from our financial statements and ResCap is prospectively accounted for using the cost method. Furthermore, circumstances indicated to us that as of May 14, 2012, our investment in ResCap would not be recoverable, and accordingly we recorded a full impairment of such investment. ResCap's results of operations have been removed from our Consolidated Financial Statements since May 14, 2012. As of December 31, 2012, due to Ally Bank performing certain mortgage activities during the bankruptcy process and the related uncertainty associated with the timing of resolution of the ResCap bankruptcy, we did not classify ResCap as a discontinued operation. Accordingly, ResCap's results are presented as continuing operations within our Consolidated Statement of Income for periods prior to May 14, 2012. Our Consolidated Statement of Income includes the following for ResCap's results of operations (amounts presented are before the elimination of balances and transactions with Ally).

Year ended December 31, ($ in millions)	2012	2011	2010
Total net revenue	$476	$632	$2,051
Provision for loan losses	—	24	(7)
Total noninterest expense	437	1,438	1,526
Income (loss) from continuing operations before income tax expense	39	(830)	532
Income tax expense from continuing operations	7	15	7
Net income (loss) from continuing operations	$32	$(845)	$525
Based on our assessment of the effect of the deconsolidation of ResCap, obligations under the Plan, and other impacts related to the Chapter 11 filing, we recorded a charge of $1.2 billion during 2012, within our other operating expenses. This charge primarily consists of the impairment of Ally's $442 million equity investment in ResCap and the $750 million cash contribution to be made by us to the Debtors' estate described above. As of December 31, 2012, we have $1.3 billion of financing due from ResCap, which is classified as Finance Receivables and Loans, net on our Consolidated Balance Sheet. We maintain no allowance or impairment against these receivables because management considers them to be fully collectible. At December 31, 2012, our hedging arrangements with ResCap were fully collateralized. Additionally, under a shared services agreement (SSA), each entity agreed to provide services to the other for a period of one year. The SSA will automatically renew each year unless either entity provides written notice of nonrenewal to the other party at least three months prior to the expiration. The SSA fees received by Ally and the expenses paid to ResCap will be reflected within the Consolidated Statement of Income as a reduction or increase of noninterest expense. Because of the uncertain nature of the bankruptcy proceedings, we cannot predict the ultimate financial impact to Ally. Refer to Note 29 for additional information regarding these bankruptcy proceedings.
Consolidation and Basis of Presentation
The Consolidated Financial Statements include our accounts and accounts of our majority-owned subsidiaries after eliminating all significant intercompany balances and transactions and include all variable interest entities (VIEs) in which we are the primary beneficiary. Refer to Note 10 for further details on our VIEs. Our accounting and reporting policies conform to accounting principles generally accepted in

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

the United States of America (GAAP). Additionally, where applicable, the policies conform to the accounting and reporting guidelines prescribed by bank regulatory authorities.
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
Correction of Immaterial Error
We have revised our consolidated financial statements for the years ended December 31, 2010 and 2009, for the correction of an immaterial error related to the accounting for a fair value derivative hedge associated with a specific bond affected by our 2008 bond exchange. The correction of the error resulted in an increase in long-term debt and an associated increase in interest on long-term debt that reduced previously reported net income by $46 million and $45 million for the years ended December 31, 2010 and 2009, respectively. Total equity at December 31, 2010 has also been reduced by $91 million compared to amounts previously reported. We concluded based on our quantitative and qualitative analysis that these related amounts are not material to our results of operations or financial condition.
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
Securities
Our portfolio of securities includes government securities, corporate bonds, asset- and mortgage-backed securities (MBS), interests in securitization trusts, equity securities, and other investments. Securities are classified based on management's intent. Our trading assets primarily consisted of MBS and retained and purchased interests in certain securitizations. The trading assets are carried at fair value with changes in fair value recorded in current period earnings. All other securities are classified as available-for-sale and carried at fair value with unrealized gains and losses included in accumulated other comprehensive income or loss, on an after-tax basis. Premiums and discounts on debt securities are amortized as an adjustment to investment yield generally over the stated maturity of the security. We employ a systematic methodology that considers available evidence in evaluating potential other-than-temporary impairment of our investments classified as available-for-sale. If the cost of an investment exceeds its fair value, we evaluate, among other factors, the magnitude and duration of the decline in fair value. We also evaluate the financial health of and business outlook for the issuer, the performance of the underlying assets for interests in securitized assets, and our intent and ability to hold the investment.
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
For information on investment securities refer to Note 6.
Loans Held-for-sale
Loans held-for-sale may include consumer automobile, consumer mortgage, and commercial receivables and loans. Loans held-for-sale are carried at either fair value because of the fair value option election or lower of cost or estimated fair value. Loan origination fees, as well as discount points and incremental direct origination costs, are initially recorded as an adjustment of the cost basis of the loan and are reflected in the gain or loss on sale of loans when sold. Fair value is determined by type of loan and is generally based on contractually established commitments from investors, current investor yield requirements, current secondary market pricing, or cash flow models using

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

market-based yield requirements. Our fair value option election loans primarily consist of conforming and government-insured mortgage loans. Refer to Note 7 for information on loans held-for-sale and Note 25 for information on fair value measurement.
Finance Receivables and Loans
Finance receivables and loans are reported at the principal amount outstanding, net of unearned income, premiums and discounts, and allowances. Unearned income, which includes unearned rate support received from an automotive manufacturer on certain automotive loans and deferred origination fees reduced by origination costs, is amortized over the contractual life of the related finance receivable or loan using the effective interest method. We make incentive payments for consumer auto loan originations to automotive dealers under our Ally Dealer Rewards Program and account for these payments as direct loan origination costs. Loan commitment fees are generally deferred and amortized over the commitment period. For information on finance receivables and loans, refer to Note 8.
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

•	Mortgage — Consists primarily of warehouse lending.

•	Other — Consists of senior secured commercial lending.

•	Commercial Real Estate

•	Automobile — Consists of term loans to finance dealership land and buildings.

•
Mortgage — Related primarily to activities within our business capital group, which provides financing to residential land developers and homebuilders. These activities are in wind-down and do not represent a material component of our business.

Nonaccrual Loans
Revenue recognition is suspended when any finance receivables and loans are placed on nonaccrual status. Generally, all classes of finance receivables and loans are placed on nonaccrual status when principal or interest has been delinquent for 90 days or when full collection is determined not to be probable. Exceptions include commercial real estate loans that are placed on nonaccrual status when delinquent for 60 days. These loans are reported as nonperforming loans in Note 8. Revenue accrued, but not collected, at the date finance receivables and loans are placed on nonaccrual status is reversed and subsequently recognized only to the extent it is received in cash or until it qualifies for return to accrual status. However, where there is doubt regarding the ultimate collectability of loan principal, all cash received is applied to reduce the carrying value of such loans. Finance receivables and loans are restored to accrual status only when contractually current and the collection of future payments is reasonably assured.
Generally, we recognize all classes of loans as past due when they are 30 days delinquent on making a contractually required payment.

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
For all classes of impaired loans, income recognition is consistent with that of nonaccrual loans discussed above. For collateral dependent loans, if the recorded investment in impaired loans exceeds the fair value of the collateral, a charge-off is recorded consistent with the TDR discussion below.
Troubled Debt Restructurings (TDRs)
When the terms of finance receivables or loans are modified, consideration must be given as to whether or not the modification results in a TDR. A modification is considered to be a TDR when both a) the borrower is experiencing financial difficulty and b) we grant a concession to the borrower. These considerations require significant judgment and vary by portfolio segment. In all cases, the cumulative impacts of all modifications are considered at the time of the most recent modification.
For all classes of consumer loans, various qualitative factors are utilized for assessing the financial difficulty of the borrower. These include, but are not limited to, the borrowers default status on any of its debts, bankruptcy and recent changes in financial circumstances (loss of job, etc.). A concession has been granted when as a result of the modification we do not expect to collect all amounts due, including interest accrued at the original contract rate. Types of modifications that may be considered concessions include but are not limited to extensions of terms at a rate that does not constitute a market rate, a reduction, deferral or forgiveness of principal or interest owed and loans that have been discharged in a Chapter 7 Bankruptcy and have not been reaffirmed by the borrower.
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
A restructuring that results in only a delay in payment that is deemed to be insignificant is not a concession and such modification is not considered to be a TDR. In order to assess whether a restructuring that results in a delay in payment is insignificant, we consider the amount of the restructured payments subject to delay in conjunction with the unpaid principal balance or the collateral value of the loan, whether or not the delay is significant with respect to the frequency of payments under the original contract, or the loan's original expected duration. In the cases where payment extensions on our automobile loan portfolio cumulatively extend beyond 90 days and are more than 10% of the original contractual term or any cumulative extension beyond 180 days, we deem the delay in payment to be more than insignificant, and as such, classify these types of modifications as TDRs. Otherwise, we believe that the modifications do not represent a concessionary modification and accordingly, they are not classified as TDRs.
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
For all loans, TDR classification typically results from our loss mitigation activities. For loans held-for-investment that are not carried at fair value and are TDRs, impairment is typically measured based on the differences between the net carrying value of the loan and the present value of the expected future cash flows of the loan. The loan may also be measured for impairment based on the fair value of the underlying collateral less costs to sell for loans that are collateral dependent. We recognize impairment by either establishing a valuation allowance or recording a charge-off.
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
Our policy is to generally place all TDRs on nonaccrual status until the loan has been brought fully current, the collection of contractual principal and interest is reasonably assured, and six consecutive months of repayment performance is achieved. In certain cases, if a borrower has been current up to the time of the modification and repayment of the debt subsequent to the modification is reasonably assured, we may choose to continue to accrue interest on the loan.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Charge-offs
As a general rule, consumer automobile loans are written down to estimated collateral value, less costs to sell, once a loan becomes 120 days past due. Consumer first-lien mortgage loans, which consists of our entire 1st mortgage class and a subset of our home equity class that are secured by real estate in a first-lien position are written down to the estimated fair value of the collateral, less costs to sell, once a mortgage loan becomes 180 days past due. Second-lien consumer mortgage loans within our home equity class are charged off at 180 days past due. Second-lien consumer mortgage loans in bankruptcy that are 60 days past due are fully charged off within 60 days of receipt of notification of filing from the bankruptcy court. Consumer automobile and first-lien consumer mortgage loans in bankruptcy that are 60 days past due are written down to the estimated fair value of the collateral, less costs to sell, within 60 days of receipt of notification of discharge from the bankruptcy court. Regardless of other timelines noted within this policy, loans are considered collateral dependent at the time foreclosure or repossession proceedings begin and are charged off to the estimated fair value of the underlying collateral, less costs to sell at that time.
Commercial loans are individually evaluated and where collectability of the recorded balance is in doubt are written down to the estimated fair value of the collateral less costs to sell. Generally, all commercial loans are charged off when it becomes unlikely that the borrower is willing or able to repay the remaining balance of the loan and any underlying collateral is not sufficient to recover the outstanding principal. Collateral dependent loans are charged-off to the fair market value of collateral less costs to sell and non-collateral dependent loans are fully written-off.
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
The allowance is comprised of two components: specific reserves established for individual loans evaluated as impaired and portfolio-level reserves established for large groups of typically smaller balance homogeneous loans that are collectively evaluated for impairment. We evaluate the adequacy of the allowance based on the combined total of these two components. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. It is possible that others, given the same information, may at any point in time reach different reasonable conclusions.
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
For the purpose of calculating portfolio-level reserves, we have grouped our loans into three portfolio segments: consumer automobile, consumer mortgage, and commercial. The allowance consists of the combination of a quantitative assessment component based on statistical models, a retrospective evaluation of actual loss information to loss forecasts, and includes a qualitative component based on management judgment. Management takes into consideration relevant qualitative factors, including external and internal trends such as the impacts of changes in underwriting standards, collections and account management effectiveness, geographic concentrations, and economic events, among other factors, that have occurred but are not yet reflected in the quantitative assessment component. All qualitative adjustments are adequately documented, reviewed, and approved through our established risk governance processes. Refer to Note 8 for information on the allowance for loan losses.
Consumer Loans
Our consumer automobile and consumer mortgage portfolio segments are reviewed for impairment based on an analysis of loans that are grouped into common risk categories (i.e., past due status, loan or lease type, collateral type, borrower, industry or geographic concentrations). We perform periodic and systematic detailed reviews of our lending portfolios to identify inherent risks and to assess the overall collectability of those portfolios. Loss models are utilized for these portfolios, which consider a variety of credit quality indicators including, but not limited to, historical loss experience, current economic conditions, anticipated repossessions or foreclosures based on portfolio trends, delinquencies and credit scores, and expected loss factors by loan type.
Consumer Automobile Portfolio Segment
The allowance for loan losses within the consumer automobile portfolio segment is calculated using proprietary statistical models and other risk indicators applied to pools of loans with similar risk characteristics, including credit bureau score and loan-to-value ratios to arrive at an estimate of incurred losses in the portfolio. These statistical loss forecasting models are utilized to estimate incurred losses and consider a variety of factors including, but not limited to, historical loss experience, estimated defaults based on portfolio trends, delinquencies, and general economic and business trends. These statistical models predict forecasted losses inherent in the portfolio based on both vintage and migration analyses.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The forecasted losses consider historical factors such as frequency (the number of contracts that we expect to default) and loss severity (the expected loss on a per vehicle basis). The loss severity within the consumer automobile portfolio segment is impacted by the market values of vehicles that are repossessed. Vehicle market values are affected by numerous factors including vehicles supply, the condition of the vehicle upon repossession, the overall price and volatility of gasoline or diesel fuel, consumer preference related to specific vehicle segments, and other factors. The historical loss experience is updated quarterly to incorporate the most recent data reflective of the current economic environment.
The quantitative assessment component may be supplemented with qualitative reserves based on management's determination that such adjustments provide a better estimate of credit losses. This qualitative assessment takes into consideration relevant internal and external factors that have occurred but are not yet reflected in the forecasted losses and may affect the performance of the portfolio.
Our methodology and policies with respect to the allowance for loan losses for our consumer automobile portfolio segment did not change during 2012.
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
The forecasted losses are statistically derived based on a suite of behavioral based transition models. This transition framework predicts various stages of delinquency, default, and voluntary prepayment over the course of the life of the loan. The transition probability is a function of the loan and borrower characteristics and economic variables and considers historical factors such as frequency (the number of contracts that we expect to default) and loss severity (the expected loss on a per loan basis). When a default event is predicted, a severity model is applied to estimate future loan losses. Loss severity within the consumer mortgage portfolio segment is impacted by the market values of foreclosed properties, which is affected by numerous factors, including geographic considerations and the condition of the foreclosed property. The historical loss experience is updated quarterly to incorporate the most recent data reflective of the current economic environment.
The quantitative assessment component is supplemented with qualitative reserves based on management's determination that such adjustments provide a better estimate of credit losses. This qualitative assessment takes into consideration relevant internal and external factors that have occurred but are not yet reflected in the forecasted losses and may affect the credit quality of the portfolio.
Our methodology and policies with respect to the allowance for loan losses for our consumer mortgage portfolio segment did not change during 2012.
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
The quantitative assessment component may be supplemented with qualitative reserves based on management's determination that such adjustments provide a better estimate of credit losses. This qualitative assessment takes into consideration relevant internal and external factors that have occurred and may affect the credit quality of the portfolio.
Our methodology and policies with respect to the allowance for loan losses for our commercial portfolio segment did not change during 2012.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

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
In order to conclude whether or not a variable interest entity is required to be consolidated, careful consideration and judgment must be given to our continuing involvement with the variable interest entity. In circumstances where we have both the power to direct the activities of the entity that most significantly impact the entity's performance and the obligation to absorb losses or the right to receive benefits of the entity that could be significant, we would conclude that we would consolidate the entity, which would also preclude us from recording an accounting sale on the transaction. In the case of a consolidated variable interest entity, the accounting is consistent with a secured financing, i.e., we continue to carry the loans and we record the related securitized debt on our balance sheet. Unrecorded economic interests in consolidated variable interest entities can be determined as the difference between the recognized assets and recognized liabilities.
In transactions where either one or both of the power or economic criteria mentioned above are not met, we then must determine whether or not we achieve a sale for accounting purposes. In order to achieve a sale for accounting purposes, the assets being transferred must be legally isolated, not be constrained by restrictions from further transfer, and be deemed to be beyond our control. If we were to fail any of the three criteria for sale accounting, the accounting would be consistent with the preceding paragraph (i.e., a secured borrowing). Refer to Note 10 for discussion on variable interest entities.
Gains or losses on off-balance sheet securitizations take into consideration the fair value of the retained interests including the value of certain servicing assets or liabilities, if any, which are initially recorded at fair value at the date of sale. The estimate of the fair value of the retained interests and servicing requires us to exercise significant judgment about the timing and amount of future cash flows from the interests. Refer to Note 25 for a discussion of fair value estimates.
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
Mortgage Servicing Rights
Primary servicing rights represent our right to service consumer residential mortgages securitized by us or through the GSEs and third-party whole-loan sales. Primary servicing involves the collection of payments from individual borrowers and the distribution of these payments to the investors or master servicer. Master-servicing rights represented our right to service mortgage- and asset-backed securities and whole-loan packages issued for investors. Master-servicing involved the collection of borrower payments from primary servicers and the distribution of those funds to investors in mortgage- and asset-backed securities and whole-loans packages. We also purchased and sold primary and master-servicing rights through transactions with other market participants.
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
Since quoted market prices for MSRs are not readily available, we estimate the fair value of MSRs by determining the present value of future expected cash flows using modeling techniques that incorporate management's best estimates of key variables including expected cash flows, prepayment speeds, and return requirements commensurate with the risks involved. Cash flow assumptions are modeled using our

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

internally forecasted revenue and expenses, and where possible, the reasonableness of assumptions is periodically validated through comparisons to market data. Prepayment speed estimates are determined from historical prepayment rates on similar assets or obtained from third-party data. Return requirement assumptions are determined using data obtained from market participants, where available, or based on current relevant interest rates plus a risk-adjusted spread. We also consider other factors that can impact the value of the MSRs, such as surety provider termination clauses and servicer terminations that could result if we failed to materially comply with the covenants or conditions of our servicing agreements and did not remedy the failure. Since many factors can affect the estimate of the fair value of MSRs, we regularly evaluate the major assumptions and modeling techniques used in our estimate and review these assumptions against market comparables, if available. We monitor the actual performance of our MSRs by regularly comparing actual cash flow, credit, and prepayment experience to modeled estimates. Refer to Note 11 for further discussion of our servicing activities.
Repossessed and Foreclosed Assets
Assets are classified as repossessed and foreclosed and included in other assets when physical possession of the collateral is taken regardless of whether foreclosure proceedings have taken place. Repossessed and foreclosed assets are carried at the lower of the outstanding balance at the time of repossession or foreclosure or the fair value of the asset less estimated costs to sell. Losses on the revaluation of repossessed and foreclosed assets are charged to the allowance for loan losses at the time of repossession. Declines in value after repossession are charged to other operating expenses for loans and depreciation expense for operating lease assets as incurred.
Goodwill and Other Intangibles
Goodwill and other intangible assets, net of accumulated amortization, are reported in other assets. In accordance with applicable accounting standards, goodwill represents the excess of the cost of an acquisition over the fair value of net assets acquired, including identifiable intangibles. Goodwill is reviewed for impairment utilizing a two-step process. The first step of the impairment test requires us to define the reporting units and compare the fair value of each of these reporting units to the respective carrying value. The fair value of the reporting units in our impairment test is determined based on various analyses including discounted cash flow projections using assumptions a market participant would use. If the carrying value is less than the fair value, no impairment exists, and the second step does not need to be completed. If the carrying value is higher than the fair value or there is an indication that impairment may exist, a second step must be performed to compute the amount of the impairment, if any. Applicable accounting standards require goodwill to be tested for impairment annually at the same time every year and whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Our annual goodwill impairment assessment is performed as of August 31 of each year. Refer to Note 13 for further discussion on goodwill.
Investment in Operating Leases
Investment in operating leases represents the automobiles that are underlying the leases and is reported at cost, less accumulated depreciation and net of impairment charges and origination fees or costs. Depreciation of vehicles is generally provided on a straight-line basis to an estimated residual value over the lease term. Manufacturer support payments that we receive are treated as a reduction to the cost-basis in the underlying lease asset and are recognized over the life of the contract as a reduction to depreciation expense. We periodically evaluate our depreciation rate for leased vehicles based on projected residual values. Income from operating lease assets that includes lease origination fees, net of lease origination costs, is recognized as operating lease revenue on a straight-line basis over the scheduled lease term.
We have significant investments in the residual values of assets in our operating lease portfolio. The residual values represent an estimate of the values of the assets at the end of the lease contracts. At contract inception, we generally determine the projected residual values based on independent data, including independent guides of vehicle residual values, and analysis. Realization of the residual values is dependent on our future ability to market the vehicles under the prevailing market conditions. Over the life of the lease, we evaluate the adequacy of our estimate of the residual value and may make adjustments to the depreciation rates to the extent the expected value of the vehicle (including any residual support payments) at lease termination changes. In addition to estimating the residual value at lease termination, we also evaluate the current value of the operating lease asset and test for impairment to the extent necessary based on market considerations and portfolio characteristics. Impairment is determined to exist if the undiscounted expected future cash flows are lower than the carrying value of the asset. If our operating lease assets are considered to be impaired, the impairment is measured as the amount by which the carrying amount of the assets exceeds the fair value as estimated by discounted cash flows. The accrual of revenue on operating leases is generally discontinued at the time an account is determined to be uncollectible, at the earliest of time of repossession, within 60 days of bankruptcy notification and greater than 60 days past due, or greater than 120 days past due.
When a lease vehicle is returned to us, the asset is reclassified from investment in operating leases, net, to other assets and recorded at the lower-of-cost or estimated fair value, less costs to sell, on our Consolidated Balance Sheet.
Impairment of Long-lived Assets
The carrying value of long-lived assets (including property and equipment) are evaluated for impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable from the estimated undiscounted future cash flows expected to result from their use and eventual disposition. Recoverability of assets to be held and used is measured by a comparison of their carrying amount to future net undiscounted cash flows expected to be generated by the assets. If these assets are considered to be impaired, the impairment is measured as the amount by which the carrying amount of the assets exceeds the fair value as estimated by discounted cash flows. No material impairment was recognized in 2012, 2011, or 2010.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

An impairment test on an asset group to be sold or otherwise disposed of is performed upon occurrence of a triggering event or when certain criteria are met (e.g., the asset is planned to be disposed of within twelve months, appropriate levels of authority have approved the sale, there is an active program to locate a buyer, etc), which cause the disposal group to be classified as held-for-sale. Long-lived assets held-for-sale are recorded at the lower of their carrying amount or estimated fair value less cost to sell. If the carrying value of the assets held-for-sale exceeds the fair value less cost to sell, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets less cost to sell. During 2012, 2011, and 2010, impairment losses were recognized on asset groups that were classified as held-for-sale or disposed of by sale. Refer to Note 2 for a discussion of discontinued and held-for-sale operations.
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
Reserves for Insurance Losses and Loss Adjustment Expenses
Reserves for insurance losses and loss adjustment expenses are reported in accrued expenses and other liabilities. They are established for the unpaid cost of insured events that have occurred as of a point in time. More specifically, the reserves for insurance losses and loss adjustment expenses represent the accumulation of estimates for both reported losses and those incurred, but not reported, including claims adjustment expenses relating to direct insurance and assumed reinsurance agreements. Estimates for salvage and subrogation recoverable are recognized at the time losses are incurred and netted against provision for insurance losses and loss adjustment expenses. Reserves are established for each business at the lowest meaningful level of homogeneous data. Since the reserves are based on estimates, the ultimate liability may vary from such estimates. The estimates are regularly reviewed and adjustments, which can potentially be significant, are included in earnings in the period in which they are deemed necessary.
Legal and Regulatory Reserves
Reserves for legal and regulatory matters are established when those matters present loss contingencies that are both probable and estimable, with a corresponding amount recorded to other noninterest expense. In cases where we have an accrual for losses, it is our policy to include an estimate for probable and estimable legal expenses related to the case. If, at the time of evaluation, the loss contingency related to a litigation or regulatory matter is not both probable and estimable, we do not establish an accrued liability. We continue to monitor legal and regulatory matters for further developments that could affect the requirement to establish a liability or that may impact the amount of a previously established liability. There may be exposure to loss in excess of any amounts recognized. For certain other matters where the risk of loss is determined to be reasonably possible, estimable, and material to the financial statements, disclosure regarding details of the matter and an estimated range of loss is required. The estimated range of possible loss does not represent our maximum loss exposure. Financial statement disclosure is also required for matters that are deemed probable or reasonably possible, material to the financial statements, but for which an estimated range of loss is not possible to determine. While we believe our reserves are adequate, the outcome of legal and regulatory proceedings is extremely difficult to predict and we may settle claims or be subject to judgments for amounts that differ from our estimates. For information regarding the nature of all material contingencies, refer to Note 29.
Loan Repurchase and Obligations Related to Loan Sales
Our Mortgage operations sell loans that take the form of securitizations guaranteed by the GSEs or by whole-loan purchasers. In addition, we infrequently sell securities to investors through private-label securitizations. In connection with these activities we provide to the GSEs, investors, whole-loan purchasers, and financial guarantors (monolines) various representations and warranties related to the loans sold. These representations and warranties generally relate to, among other things, the ownership of the loan, the validity of the lien securing the loan, the loan's compliance with the criteria for inclusion in the transaction, including compliance with underwriting standards or loan criteria established by the buyer, ability to deliver required documentation and compliance with applicable laws. Generally, the representations and

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

warranties described in Note 29 may be enforced at any time over the life of the loan. Historically, ResCap assumed all of the customary representation and warranty obligations for loans purchased from Ally Bank and subsequently sold into the secondary market. A significant portion of our representation and warranty obligations were eliminated as a result of the deconsolidation of ResCap. As a result of the deconsolidation of ResCap, we recorded a representation and warranty reserve to Ally Bank. See Note 29 for additional information.
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
Earnings per Common Share
We compute basic earnings (loss) per common share by dividing net income (loss) from continuing operations attributable to common shareholders after deducting dividends on preferred stock by the weighted-average number of common shares outstanding during the period. We compute diluted earnings (loss) per common share by dividing net income (loss) from continuing operations after deducting dividends on preferred stock by the weighted-average number of common shares outstanding during the period plus the dilution resulting from the conversion of convertible preferred stock, if applicable.
Derivative Instruments and Hedging Activities
We primarily use derivative instruments for risk management purposes. Derivatives that were held for trading purposes were limited to those entered into by our broker-dealer. Some of our derivative instruments are designated in qualifying hedge accounting relationships; other derivative instruments do not qualify for hedge accounting or are not elected to be designated in a qualifying hedging relationship. In accordance with applicable accounting standards, all derivative financial instruments, whether designated for hedge accounting or not, are required to be recorded on the balance sheet as assets or liabilities and measured at fair value. Additionally, we report derivative financial instruments on the Consolidated Balance Sheet primarily on a gross basis. For additional information on derivative instruments and hedging activities, refer to Note 22.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

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
Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise we consider all available positive and negative evidence including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, we begin with historical results adjusted for the results of discontinued operations and changes in accounting policies and incorporate assumptions including the amount of future state, federal and foreign pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. For additional information regarding our provision for income taxes, refer to Note 23.
We recognize the financial statement effects of uncertain income tax positions when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. Also, we recognize accrued interest and penalties related to uncertain income tax positions in interest expense and other operating expenses, respectively.
Share-based Compensation
Under accounting guidance for share-based compensation, compensation cost recognized includes cost for share-based awards. For certain share-based awards compensation cost is ratably charged to expense over the applicable service periods. For other share-based awards, the awards require liability treatment and are remeasured quarterly at fair value until they are paid, with changes in fair value charged to compensation expense in the period in which the change occurs. Refer to Note 24 for a discussion of our share-based compensation plans.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

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
Recently Issued Accounting Standards
Balance Sheet - Disclosures about Offsetting Assets and Liabilities (ASU 2011-11 and ASU 2013-01)
In December 2011, the Financial Accounting Standards Board (FASB) issued ASU 2011-11, which amends ASC 210, Balance Sheet. This ASU contains new disclosure requirements regarding the nature of an entity's rights of setoff and related arrangements associated with its financial instruments and derivative instruments. In addition, in January 2013, the FASB issued ASU 2013-01, which simply clarified the scope of ASU 2011-11. The new disclosures will give financial statement users information about both gross and net exposures. ASU 2011-11 and ASU 2013-01 are effective for us on January 1, 2013, and retrospective application is required. Since the guidance relates only to disclosures, adoption is not expected to have a material effect on our consolidated financial condition or results of operations.
Comprehensive Income - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02)
In February, 2013 the FASB issued ASU 2013-02, which amends ASC 220, Comprehensive Income. The ASU contains new requirements related to the presentation and disclosure of items that are reclassified out of other comprehensive income. The new requirements will give financial statement users a more comprehensive view of items that are reclassified out of other comprehensive income. ASU 2013-02 is effective for us on January 1, 2013, and is to be applied prospectively. Since the guidance relates only to presentation and disclosure of information, adoption is not expected to have a material effect on our consolidated financial condition or results of operations.
2.     Discontinued and Held-for-sale Operations
Discontinued Operations
We classify operations as discontinued when operations and cash flows will be eliminated from our ongoing operations and we do not expect to retain any significant continuing involvement in their operations after the respective sale transactions. For all periods presented, all of the operating results for these discontinued operations have been removed from continuing operations and presented separately as discontinued operations, net of tax, in the Consolidated Statement of Income. The Notes to the Consolidated Financial Statements have been adjusted to exclude discontinued operations unless otherwise noted.
Select Mortgage Operations
During the second quarter of 2012, we sold the Canadian mortgage operations of ResMor Trust. During 2010, we sold certain international operations. These operations included residential mortgage loan origination, acquisition, servicing, asset management, sale, and securitizations in the United Kingdom and continental Europe.
Select Insurance Operations
During the fourth quarter of 2011, we committed to sell our U.K.-based operations that provide vehicle service contracts and insurance products in Europe and Latin America. On February 28, 2013, we sold our U.K.-based operations to a wholly owned subsidiary of AmTrust Financial Services, Inc. Additionally, during the fourth quarter of 2012, we committed to sell our Mexican insurance business, ABA Seguros, to the ACE Group. In connection with the classification of these Insurance operations as held-for-sale we recognized a pretax loss of $55 million during the year ended December 31, 2012. The loss represents the impairment recognized to present the operations at the lower-of-cost or fair value. The fair value was determined using sales agreements with third-party purchasers (a Level 2 fair value input). We expect to complete the ABA Seguros sale during the first half of 2013.
During the second quarter of 2011, we completed the sale of our U.K. consumer property and casualty insurance business. During 2010, we completed the sale of our U.S. consumer property and casualty insurance business.
Select Automotive Finance Operations
During the fourth quarter of 2012, we committed to sell our Canadian automotive finance operations, Ally Credit Canada Limited, and ResMor Trust (Ally Canada) to Royal Bank of Canada. On February 1, 2013, we completed the sale of Ally Canada. Refer to Note 31 for more information regarding the sale. Additionally, during the fourth quarter of 2012, we committed to sell our automotive finance operations in Europe and Latin America to General Motors Financial Company, Inc. (GM Financial). On the same date, we entered into an agreement with GM Financial to acquire our 40% interest in a motor vehicle finance joint venture in China. No impairment was recognized to present the operations at the lower-of-cost or fair value. We expect to complete the sales by region during 2013.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

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
Select Corporate and Other Operations
During the fourth quarter of 2012, we ceased operations at our Commercial Finance operations' European division and classified it as discontinued.
Select Financial Information
Select financial information of discontinued operations is summarized below. The pretax income or loss, including direct costs to transact, includes any impairment recognized to present the operations at the lower-of-cost or fair value. Fair value was based on the estimated sales price, which could differ from the ultimate sales price due to price volatility, changing interest rates, changing foreign-currency rates, and future economic conditions.

Year ended December 31, ($ in millions)	2012	2011	2010
Select Mortgage operations
Total net revenue (loss)	$7	$(4)	$94
Pretax (loss) income including direct costs to transact a sale	(13)	(38)	49
Tax (benefit) expense	(15)	(8)	7
Select Insurance operations
Total net revenue	$625	$710	$976
Pretax income including direct costs to transact a sale (a)	86	145	31
Tax expense (b)	53	39	19
Select Automotive Finance operations
Total net revenue	$1,503	$1,690	$1,646
Pretax income including direct costs to transact a sale (a)	786	820	698
Tax expense (b)	235	92	17
Select Corporate and Other operations
Total net revenue	$11	$7	$22
Pretax income	83	44	3
Tax expense (benefit)	2	3	(3)

(a)	Includes certain treasury and other corporate activity recognized by Corporate and Other.

(b)	Includes certain income tax activity recognized by Corporate and Other.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Held-for-sale Operations
The assets and liabilities of operations held-for-sale are summarized below.

December 31, 2012 ($ in millions)	Select Insurance operations (a)	Select Automotive Finance operations (b)	Total held-for-sale operations
Assets
Cash and cash equivalents
Noninterest-bearing	$8	$100	$108
Interest-bearing	119	1,918	2,037
Total cash and cash equivalents	127	2,018	2,145
Investment securities	576	424	1,000
Finance receivables and loans, net
Finance receivables and loans, net	—	25,835	25,835
Allowance for loan losses	—	(208)	(208)
Total finance receivables and loans, net	—	25,627	25,627
Investment in operating leases, net	—	144	144
Premiums receivable and other insurance assets	277	—	277
Other assets	94	2,942	3,036
Impairment on assets of held-for-sale operations	(53)	—	(53)
Total assets	$1,021	$31,155	$32,176
Liabilities
Interest-bearing deposit liabilities	$—	$3,907	$3,907
Short-term borrowings	—	2,800	2,800
Long-term debt	—	13,514	13,514
Interest payable	—	177	177
Unearned insurance premiums and service revenue	506	—	506
Accrued expenses and other liabilities	297	1,498	1,795
Total liabilities	$803	$21,896	$22,699

(a)	Includes our U.K.-based operations that provide vehicle service contracts and insurance products, and ABA Seguros.

(b)	Includes our Canadian and Other International entities (including full-service leasing operations and other automotive finance operations).

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

December 31, 2011 ($ in millions)	Select Mortgage operations (a)	Select Insurance operations (b)	Select Automotive Finance operations (c)	Total held-for-sale operations
Assets
Cash and cash equivalents
Noninterest-bearing	$—	$4	$55	$59
Interest-bearing	—	54	38	92
Total cash and cash equivalents	—	58	93	151
Investment securities	—	186	—	186
Loans held-for-sale, net	260	—	—	260
Finance receivables and loans, net
Finance receivables and loans, net	285	—	11	296
Allowance for loan losses	—	—	(1)	(1)
Total finance receivables and loans, net	285	—	10	295
Investment in operating leases, net	—	—	91	91
Premiums receivable and other insurance assets	—	77	—	77
Other assets	140	14	30	184
Impairment on assets of held-for-sale operations	—	—	(174)	(174)
Total assets	$685	$335	$50	$1,070
Liabilities
Unearned insurance premiums and service revenue	$—	$130	$—	$130
Accrued expenses and other liabilities	80	99	28	207
Total liabilities	$80	$229	$28	$337

(a)	Includes the Canadian mortgage operations of ResMor Trust.

(b)	Includes our U.K.-based operations that provide vehicle service contracts and insurance products.

(c)	Includes the operations of Venezuela and our full-service leasing operations.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Recurring Fair Value
The following table displays the assets and liabilities of our held-for-sale operations measured at fair value on a recurring basis. Refer to Note 25 for descriptions of valuation methodologies used to measure material assets at fair value and details of the valuation models, key inputs to these models, and significant assumptions used.

	Recurring fair value measurements
($ in millions)	Level 1	Level 2	Level 3	Total
December 31, 2012
Assets
Investment securities
Available-for-sale securities
Debt securities
Foreign government	$555	$42	$—	$597
Corporate debt	—	76	—	76
Other	—	327	—	327
Other assets
Derivative assets:
Interest rate contracts	—	22	9	31
Total assets	$555	$467	$9	$1,031
Liabilities
Accrued expenses and other liabilities:
Derivative liabilities
Interest rate contracts	$—	$24	$11	$35
Foreign currency contracts	—	1	18	19
Total liabilities	$—	$25	$29	$54
December 31, 2011
Assets
Investment securities
Available-for-sale securities
Debt securities
Foreign government	$171	$15	$—	$186
Other assets
Interest retained in financial asset sales	—	—	66	66
Total assets	$171	$15	$66	$252
3.    Insurance Premiums and Service Revenue Earned
The following table is a summary of insurance premiums and service revenue written and earned.

	2012		2011		2010
Year ended December 31, ($ in millions)	Written	Earned	Written	Earned	Written	Earned
Insurance premiums
Direct	$337	$339	$359	$326	$359	$337
Assumed	44	49	38	76	210	281
Gross insurance premiums	381	388	397	402	569	618
Ceded	(141)	(109)	(129)	(126)	(229)	(228)
Net insurance premiums	240	279	268	276	340	390
Service revenue	826	780	788	894	718	981
Insurance premiums and service revenue written and earned	$1,066	$1,059	$1,056	$1,170	$1,058	$1,371

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

4.     Other Income, Net of Losses
Details of other income, net of losses, were as follows.

Year ended December 31, ($ in millions)	2012	2011	2010
Mortgage processing fees and other mortgage income	$481	$231	$234
Late charges and other administrative fees	83	82	92
Remarketing fees	63	96	126
Securitization income	45	194	20
Fair value adjustment on derivatives (a)	(30)	(137)	(189)
Change due to fair value option elections (b)	(19)	(101)	(217)
Other, net	124	128	268
Total other income, net of losses	$747	$493	$334

(a)	Refer to Note 22 for a description of derivative instruments and hedging activities.

(b)	Refer to Note 25 for a description of fair value option elections.
5.     Other Operating Expenses
Details of other operating expenses were as follows.

Year ended December 31, ($ in millions)	2012	2011	2010
Impairment and accruals related to ResCap Bankruptcy and deconsolidation (a)	$1,192	$—	$—
Insurance commissions	382	432	511
Technology and communications	347	418	431
Lease and loan administration	315	168	143
Professional services	281	294	241
Advertising and marketing	150	168	137
Regulatory and licensing fees	119	127	115
Fines and penalties	90	222	—
Premises and equipment depreciation	83	81	70
Mortgage representation and warranty obligation, net	67	324	670
Occupancy	58	72	72
Vehicle remarketing and repossession	52	84	123
State and local non-income taxes	15	49	42
Other	347	497	523
Total other operating expenses	$3,498	$2,936	$3,078

(a)
This charge consists of the $442 million total impairment of our investment in ResCap and a $750 million accrual of a cash settlement offer to the Debtors' estate. Refer to Note 1 for more information regarding the Debtors' bankruptcy, deconsolidation, and this charge.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

6.     Investment Securities
Our portfolio of securities includes bonds, equity securities, asset- and mortgage-backed securities, interests in securitization trusts, and other investments. The cost, fair value, and gross unrealized gains and losses on available-for-sale securities were as follows.

	2012				2011
	Amortized cost	Gross unrealized		Fair value	Amortized cost	Gross unrealized		Fair value
December 31, ($ in millions)		gains	losses			gains	losses
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$2,212	$3	$(1)	$2,214	$1,535	$13	$(2)	$1,546
U.S. states and political subdivisions	—	—	—	—	1	—	—	1
Foreign government	295	8	—	303	765	20	(1)	784
Mortgage-backed residential (a)	6,779	130	(3)	6,906	7,266	87	(41)	7,312
Asset-backed	2,309	32	(1)	2,340	2,600	28	(13)	2,615
Corporate debt	1,209	57	(3)	1,263	1,486	23	(18)	1,491
Other	—	—	—	—	326	1	—	327
Total debt securities	12,804	230	(8)	13,026	13,979	172	(75)	14,076
Equity securities	1,193	32	(73)	1,152	1,188	25	(154)	1,059
Total available-for-sale securities (b)	$13,997	$262	$(81)	$14,178	$15,167	$197	$(229)	$15,135

(a)	Residential mortgage-backed securities include agency-backed bonds totaling $4,983 million and $6,114 million at December 31, 2012, and December 31, 2011, respectively.

(b)
Certain entities related to our Insurance operations are required to deposit securities with state regulatory authorities. These deposited securities totaled $15 million and $16 million at December 31, 2012, and December 31, 2011, respectively.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The maturity distribution of available-for-sale debt securities outstanding is summarized in the following tables. Prepayments may cause actual maturities to differ from scheduled maturities.

	Total		Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years (a)
($ in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
December 31, 2012
Fair value of available-for-sale debt securities (b)
U.S. Treasury and federal agencies	$2,214	0.9%	$422	—%	$682	0.7%	$1,110	1.4%	$—	—%
Foreign government	303	2.5	1	2.2	136	1.8	166	3.0	—	—
Mortgage-backed residential	6,906	2.7	—	—	—	—	35	4.3	6,871	2.7
Asset-backed	2,340	2.1	—	—	1,543	2.0	510	1.7	287	3.3
Corporate debt	1,263	5.1	9	3.2	560	4.0	596	6.0	98	5.8
Total available-for-sale debt securities	$13,026	2.4	$432	0.1	$2,921	2.0	$2,417	2.6	$7,256	2.6
Amortized cost of available-for-sale debt securities	$12,804		$431		$2,880		$2,369		$7,124
December 31, 2011
Fair value of available-for-sale debt securities (b)
U.S. Treasury and federal agencies	$1,546	0.9%	$231	—%	$1,202	0.9%	$113	2.2%	$—	—%
U.S. states and political subdivisions	1	5.4	—	—	—	—	—	—	1	5.4
Foreign government	784	4.4	77	7.7	506	4.3	201	3.3	—	—
Mortgage-backed residential	7,312	2.5	3	4.8	2	6.3	189	2.6	7,118	2.5
Asset-backed	2,615	2.1	—	—	1,599	1.9	574	1.9	442	3.2
Corporate debt	1,491	4.9	19	4.9	741	4.4	606	5.6	125	4.7
Other	327	1.4	316	1.3	—	—	11	4.6	—	—
Total available-for-sale debt securities	$14,076	2.6	$646	1.7	$4,050	2.4	$1,694	3.5	$7,686	2.6
Amortized cost of available-for-sale debt securities	$13,979		$644		$4,026		$1,678		$7,631

(a)	Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment options.

(b)	Yields on tax-exempt obligations are computed on a tax-equivalent basis.
The balances of cash equivalents were $3.4 billion and $5.6 billion at December 31, 2012, and December 31, 2011, respectively, and were composed primarily of money market accounts and short-term securities, including U.S. Treasury bills.
The following table presents gross gains and losses realized upon the sales of available-for-sale securities and other-than-temporary impairment.

Year ended December 31, ($ in millions)	2012	2011	2010
Gross realized gains	$241	$298	$537
Gross realized losses	(34)	(28)	(34)
Other-than-temporary impairment	(61)	(11)	(1)
Net realized gains	$146	$259	$502

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following table presents interest and dividends on available-for-sale securities.

Year ended December 31, ($ in millions)	2012	2011	2010
Taxable interest	$262	$327	$296
Taxable dividends	30	24	17
Interest and dividends exempt from U.S. federal income tax	—	—	10
Interest and dividends on available-for-sale securities	$292	$351	$323
Certain available-for-sale securities were sold at a loss in 2012, 2011, and 2010 as a result of market conditions within these respective periods (e.g., a downgrade in the rating of a debt security). The table below summarizes available-for-sale securities in an unrealized loss position in accumulated other comprehensive income. Based on the methodology described below that was applied to these securities, we believe that the unrealized losses relate to factors other than credit losses in the current market environment. As of December 31, 2012, we did not have the intent to sell the debt securities with an unrealized loss position in accumulated other comprehensive income, and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. As of December 31, 2012, we had the ability and intent to hold equity securities with an unrealized loss position in accumulated other comprehensive income. As a result, we believe that the securities with an unrealized loss position in accumulated other comprehensive income are not considered to be other-than-temporarily impaired at December 31, 2012. Refer to Note 1 for additional information related to investment securities and our methodology for evaluating potential other-than-temporary impairments.

	2012				2011
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
December 31, ($ in millions)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$244	$(1)	$—	$—	$179	$(2)	$—	$—
Foreign government	11	—	—	—	197	(1)	—	—
Mortgage-backed residential	493	(2)	23	(1)	2,302	(39)	45	(2)
Asset-backed	143	(1)	1	—	994	(13)	1	—
Corporate debt	120	(2)	15	(1)	444	(16)	30	(2)
Total temporarily impaired debt securities	1,011	(6)	39	(2)	4,116	(71)	76	(4)
Temporarily impaired equity securities	380	(39)	218	(34)	770	(148)	18	(6)
Total temporarily impaired available-for-sale securities	$1,391	$(45)	$257	$(36)	$4,886	$(219)	$94	$(10)
7.     Loans Held-for-Sale, Net
The composition of loans held-for-sale, net, was as follows.

	2012			2011
December 31, ($ in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total
Consumer automobile	$—	$—	$—	$425	$—	$425
Consumer mortgage
1st Mortgage	2,490	—	2,490	7,360	12	7,372
Home equity	—	—	—	740	—	740
Total consumer mortgage (a)	2,490	—	2,490	8,100	12	8,112
Commercial and industrial
Other	86	—	86	20	—	20
Total loans held-for-sale (b)	$2,576	$—	$2,576	$8,545	$12	$8,557

(a)	Fair value option-elected domestic consumer mortgages were $2.5 billion and $3.9 billion at December 31, 2012, and December 31, 2011, respectively. Refer to Note 25 for additional information.

(b)
Totals are net of unamortized premiums and discounts and deferred fees and costs. Included in the totals are net unamortized premiums of $26 million at December 31, 2012, and net unamortized discounts of $221 million at December 31, 2011.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following table summarizes held-for-sale mortgage loans reported at carrying value by higher-risk loan type.

December 31, ($ in millions)	2012	2011
High original loan-to-value (greater than 100%) mortgage loans	$378	$423
Payment-option adjustable-rate mortgage loans	—	12
Interest-only mortgage loans	10	298
Below-market rate (teaser) mortgages	—	169
Total higher-risk mortgage loans held-for-sale	$388	$902
8.     Finance Receivables and Loans, Net
The composition of finance receivables and loans, net, reported at carrying value before allowance for loan losses was as follows.

	2012			2011
December 31, ($ in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total
Consumer automobile	$53,713	$2	$53,715	$46,576	$16,883	$63,459
Consumer mortgage
1st Mortgage	7,173	—	7,173	6,867	24	6,891
Home equity	2,648	—	2,648	3,102	—	3,102
Total consumer mortgage	9,821	—	9,821	9,969	24	9,993
Commercial
Commercial and industrial
Automobile	30,270	—	30,270	26,552	8,265	34,817
Mortgage	—	—	—	1,887	24	1,911
Other	2,679	18	2,697	1,178	63	1,241
Commercial real estate
Automobile	2,552	—	2,552	2,331	154	2,485
Mortgage	—	—	—	—	14	14
Total commercial	35,501	18	35,519	31,948	8,520	40,468
Loans at fair value (a)	—	—	—	603	232	835
Total finance receivables and loans (b)	$99,035	$20	$99,055	$89,096	$25,659	$114,755

(a)	Includes domestic consumer mortgages at fair value as a result of fair value option election. Refer to Note 25 for additional information.

(b)	Totals are net of unearned income, unamortized premiums and discounts, and deferred fees and costs of $895 million and $2.9 billion at December 31, 2012, and December 31, 2011, respectively.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans.

($ in millions)	Consumer automobile	Consumer mortgage	Commercial	Total
Allowance at January 1, 2012	$766	$516	$221	$1,503
Charge-offs
Domestic	(438)	(149)	(8)	(595)
Foreign	(178)	—	(3)	(181)
Total charge-offs	(616)	(149)	(11)	(776)
Recoveries
Domestic	171	11	11	193
Foreign	76	—	33	109
Total recoveries	247	11	44	302
Net charge-offs	(369)	(138)	33	(474)
Provision for loan losses	257	86	(14)	329
Foreign provision for loan losses	115	—	(50)	65
Deconsolidation of ResCap	—	(9)	—	(9)
Other (a)	(194)	(3)	(47)	(244)
Allowance at December 31, 2012	$575	$452	$143	$1,170
Allowance for loan losses
Individually evaluated for impairment	$16	$186	$26	$228
Collectively evaluated for impairment	556	266	117	939
Loans acquired with deteriorated credit quality	3	—	—	3
Finance receivables and loans at historical cost
Ending balance	53,715	9,821	35,519	99,055
Individually evaluated for impairment	260	873	1,538	2,671
Collectively evaluated for impairment	53,425	8,948	33,981	96,354
Loans acquired with deteriorated credit quality	30	—	—	30

(a)	Other includes the allowance of foreign Automotive Finance operations finance receivables and loans that were reclassified as discontinued operations.

($ in millions)	Consumer automobile	Consumer mortgage	Commercial	Total
Allowance at January 1, 2011	$970	$580	$323	$1,873
Charge-offs
Domestic	(435)	(205)	(27)	(667)
Foreign	(145)	(5)	(63)	(213)
Total charge-offs	(580)	(210)	(90)	(880)
Recoveries
Domestic	186	16	25	227
Foreign	73	1	26	100
Total recoveries	259	17	51	327
Net charge-offs	(321)	(193)	(39)	(553)
Provision for loan losses	102	129	(43)	188
Foreign provision for loan losses	52	—	(21)	31
Other	(37)	—	1	(36)
Allowance at December 31, 2011	$766	$516	$221	$1,503
Allowance for loan losses
Individually evaluated for impairment	$7	$172	$61	$240
Collectively evaluated for impairment	749	344	160	1,253
Loans acquired with deteriorated credit quality	10	—	—	10
Finance receivables and loans at historical cost
Ending balance	63,459	9,993	40,468	113,920
Individually evaluated for impairment	69	606	464	1,139
Collectively evaluated for impairment	63,302	9,387	40,004	112,693
Loans acquired with deteriorated credit quality	88	—	—	88

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following table presents information about significant sales of finance receivables and loans recorded at historical cost and transfers of finance receivables and loans from held-for-investment to held-for-sale.

December 31, ($ in millions)	2012	2011
Consumer automobile	$1,960	$3,279
Consumer mortgage	40	107
Commercial	96	34
Total sales and transfers	$2,096	$3,420
The following table presents an analysis of our past due finance receivables and loans, net, recorded at historical cost reported at carrying value before allowance for loan losses.

December 31, ($ in millions)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total finance receivables and loans
2012
Consumer automobile	$920	$213	$138	$1,271	$52,444	$53,715
Consumer mortgage
1st Mortgage	66	37	156	259	6,914	7,173
Home equity	15	6	18	39	2,609	2,648
Total consumer mortgage	81	43	174	298	9,523	9,821
Commercial
Commercial and industrial
Automobile	—	—	16	16	30,254	30,270
Mortgage	—	—	—	—	—	—
Other	—	—	1	1	2,696	2,697
Commercial real estate
Automobile	—	—	8	8	2,544	2,552
Mortgage	—	—	—	—	—	—
Total commercial	—	—	25	25	35,494	35,519
Total consumer and commercial	$1,001	$256	$337	$1,594	$97,461	$99,055
2011
Consumer automobile	$802	$162	$179	$1,143	$62,316	$63,459
Consumer mortgage
1st Mortgage	91	35	162	288	6,603	6,891
Home equity	21	11	18	50	3,052	3,102
Total consumer mortgage	112	46	180	338	9,655	9,993
Commercial
Commercial and industrial
Automobile	—	1	126	127	34,690	34,817
Mortgage	—	—	—	—	1,911	1,911
Other	—	—	1	1	1,240	1,241
Commercial real estate
Automobile	2	1	34	37	2,448	2,485
Mortgage	—	2	12	14	—	14
Total commercial	2	4	173	179	40,289	40,468
Total consumer and commercial	$916	$212	$532	$1,660	$112,260	$113,920

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following table presents the carrying value before allowance for loan losses of our finance receivables and loans recorded at historical cost on nonaccrual status.

December 31, ($ in millions)	2012	2011
Consumer automobile	$260	$228
Consumer mortgage
1st Mortgage	342	281
Home equity	40	58
Total consumer mortgage	382	339
Commercial
Commercial and industrial
Automobile	146	223
Mortgage	—	—
Other	33	37
Commercial real estate
Automobile	37	67
Mortgage	—	12
Total commercial	216	339
Total consumer and commercial finance receivables and loans	$858	$906
Management performs a quarterly analysis of the consumer automobile, consumer mortgage, and commercial portfolios using a range of credit quality indicators to assess the adequacy of the allowance based on historical and current trends. The tables below present the population of loans by quality indicators for our consumer automobile, consumer mortgage, and commercial portfolios.
The following table presents performing and nonperforming credit quality indicators in accordance with our internal accounting policies for our consumer finance receivables and loans recorded at historical cost reported at carrying value before allowance for loan losses. Nonperforming loans include finance receivables and loans on nonaccrual status when the principal or interest has been delinquent for 90 days or when full collection is determined not to be probable. Refer to Note 1 for additional information.

	2012			2011
December 31, ($ in millions)	Performing	Nonperforming	Total	Performing	Nonperforming	Total
Consumer automobile	$53,455	$260	$53,715	$63,231	$228	$63,459
Consumer mortgage
1st Mortgage	6,831	342	7,173	6,610	281	6,891
Home equity	2,608	40	2,648	3,044	58	3,102
Total consumer mortgage	$9,439	$382	$9,821	$9,654	$339	$9,993
The following table presents pass and criticized credit quality indicators based on regulatory definitions for our commercial finance receivables and loans recorded at historical cost reported at carrying value before allowance for loan losses.

	2012			2011
December 31, ($ in millions)	Pass	Criticized (a)	Total	Pass	Criticized (a)	Total
Commercial
Commercial and industrial
Automobile	$28,978	$1,292	$30,270	$32,464	$2,353	$34,817
Mortgage	—	—	—	1,760	151	1,911
Other	2,417	280	2,697	883	358	1,241
Commercial real estate
Automobile	2,440	112	2,552	2,305	180	2,485
Mortgage	—	—	—	—	14	14
Total commercial	$33,835	$1,684	$35,519	$37,412	$3,056	$40,468

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
The following table presents information about our impaired finance receivables and loans recorded at historical cost.

December 31, ($ in millions)	Unpaid principal balance	Carrying value before allowance	Impaired with no allowance	Impaired with an allowance	Allowance for impaired loans
2012
Consumer automobile	$260	$260	$90	$170	$16
Consumer mortgage
1st Mortgage	811	725	123	602	137
Home equity	147	148	1	147	49
Total consumer mortgage	958	873	124	749	186
Commercial
Commercial and industrial
Automobile	146	146	54	92	7
Mortgage	—	—	—	—	—
Other	33	33	9	24	7
Commercial real estate
Automobile	37	37	9	28	12
Mortgage	—	—	—	—	—
Total commercial	216	216	72	144	26
Total consumer and commercial finance receivables and loans	$1,434	$1,349	$286	$1,063	$228
2011
Consumer automobile	$69	$69	$—	$69	$7
Consumer mortgage
1st Mortgage	516	508	83	425	126
Home equity	97	98	—	98	46
Total consumer mortgage	613	606	83	523	172
Commercial
Commercial and industrial
Automobile	222	222	64	158	22
Mortgage	—	—	—	—	—
Other	37	37	25	12	5
Commercial real estate
Automobile	68	68	32	36	18
Mortgage	12	12	1	11	5
Total commercial	339	339	122	217	50
Total consumer and commercial finance receivables and loans	$1,021	$1,014	$205	$809	$229

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following tables present average balance and interest income for our impaired finance receivables and loans.

	2012		2011		2010
Year ended December 31, ($ in millions)	Average balance	Interest income	Average balance	Interest income	Average balance	Interest income
Consumer automobile	$131	$12	$35	$2	$—	$—
Consumer mortgage
1st Mortgage	598	24	463	18	405	15
Home equity	95	4	90	4	79	4
Total consumer mortgage	693	28	553	22	484	19
Commercial
Commercial and industrial
Automobile	178	8	303	19	335	13
Mortgage	5	—	19	6	53	2
Other	32	6	84	1	650	6
Commercial real estate
Automobile	64	1	126	7	275	3
Mortgage	6	—	40	1	137	6
Total commercial	285	15	572	34	1,450	30
Total consumer and commercial finance receivables and loans	$1,109	$55	$1,160	$58	$1,934	$49
Troubled Debt Restructurings
TDRs are loan modifications where concessions were granted to borrowers experiencing financial difficulties. Numerous initiatives, such as the Home Affordable Modification Program (HAMP) are in place to provide support to our mortgage customers in financial distress, including principal forgiveness, maturity extensions, delinquent interest capitalization, and changes to contractual interest rates. Additionally for automobile loans, we offer several types of assistance to aid our customers including changing the maturity date and rewriting the loan terms. Total TDRs recorded at historical cost and reported at carrying value before allowance for loan losses were $1.2 billion at December 31, 2012, reflecting an increase of $441 million from December 31, 2011. Refer to Note 1 for additional information.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following table presents information related to finance receivables and loans recorded at historical cost modified in connection with a troubled debt restructuring during the period.

	2012 (a)			2011
Year ended December 31, ($ in millions)	Number of loans	Pre-modification carrying value before allowance	Post-modification carrying value before allowance	Number of loans	Pre-modification carrying value before allowance	Post-modification carrying value before allowance
Consumer automobile	36,285	$407	$295	6,411	$85	$85
Consumer mortgage
1st Mortgage	1,664	412	327	375	133	132
Home equity	1,305	24	23	888	51	47
Total consumer mortgage	2,969	436	350	1,263	184	179
Commercial
Commercial and industrial
Automobile	9	15	15	2	5	5
Mortgage	—	—	—	1	38	28
Other	—	—	—	2	11	10
Commercial real estate
Automobile	8	14	13	5	12	11
Mortgage	—	—	—	2	4	3
Total commercial	17	29	28	12	70	57
Total consumer and commercial finance receivables and loans	39,271	$872	$673	7,686	$339	$321

(a)	Due to recent industry practice, bankruptcy loans that have not been reaffirmed have been included within our TDR population beginning in the fourth quarter of 2012.
The following table presents information about finance receivables and loans recorded at historical cost that have redefaulted during the reporting period and were within 12 months or less of being modified as a troubled debt restructuring. Redefault is when finance receivables and loans meet the requirements for evaluation under our charge-off policy (Refer to Note 1 for additional information) except for commercial finance receivables and loans where redefault is defined as 90 days past due.

	2012 (a)			2011
Year ended December 31, ($ in millions)	Number of loans	Carrying value before allowance	Charge-off amount	Number of loans	Carrying value before allowance	Charge-off amount
Consumer automobile	2,290	$26	$12	420	$4	$2
Consumer mortgage
1st Mortgage	112	16	1	11	2	—
Home equity	41	3	2	28	2	1
Total consumer mortgage	153	19	3	39	4	1
Commercial
Commercial and industrial
Automobile	4	3	—	1	3	—
Commercial real estate
Automobile	3	3	—	—	—	—
Total commercial	7	6	—	1	3	—
Total consumer and commercial finance receivables and loans	2,450	$51	$15	460	$11	$3

(a)	Due to recent industry practice, bankruptcy loans that have not been reaffirmed have been included within our TDR population beginning in the fourth quarter of 2012.
At December 31, 2012, and December 31, 2011, commercial commitments to lend additional funds to debtors owing receivables whose terms had been modified in a troubled debt restructuring were $25 million and $45 million, respectively.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Concentration Risk
Consumer
We monitor our consumer loan portfolio for concentration risk across the geographies in which we lend. The highest concentrations of loans in the United States are in Texas and California, which represent an aggregate of 21.0% of our total outstanding consumer loans at December 31, 2012.
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

	2012 (a)		2011
December 31,	Automobile	1st Mortgage and home equity	Automobile	1st Mortgage and home equity
Texas	12.9%	5.8%	9.5%	5.5%
California	5.6	29.2	4.6	25.7
Florida	6.7	3.6	4.8	4.0
Michigan	5.0	4.1	4.0	4.8
Pennsylvania	5.2	1.6	3.6	1.6
Illinois	4.3	4.8	3.1	5.0
New York	4.6	2.0	3.5	2.3
Ohio	4.0	0.8	2.9	1.0
Georgia	3.7	1.9	2.5	1.8
North Carolina	3.3	2.0	2.2	2.1
Other United States	44.7	44.2	32.9	45.9
Foreign (b)	—	—	26.4	0.3
Total consumer loans	100.0%	100.0%	100.0%	100.0%

(a)	Presentation is in descending order as a percentage of total consumer finance receivables and loans at December 31, 2012.

(b)	Foreign consumer finance receivables and loans as of December 31, 2012, was $2 million. These remaining foreign balances are within Finland and the Czech Republic.
Consumer Higher-Risk Mortgage
The following table summarizes held-for-investment mortgage finance receivables and loans recorded at historical cost and reported at carrying value before allowance for loan losses by higher-risk loan type.

December 31, ($ in millions)	2012	2011
Interest-only mortgage loans (a)	$2,063	$2,947
Below-market rate (teaser) mortgages	192	248
Total higher-risk mortgage finance receivables and loans	$2,255	$3,195

(a)	The majority of the interest-only mortgage loans are expected to start principal amortization in 2015 or beyond.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following table presents our five largest state concentrations within our held-for-investment mortgage finance receivables and loans recorded at historical cost and reported at carrying value before allowance for loan losses by higher-risk loan type.

December 31, ($ in millions)	Interest-only mortgage loans	Below-market rate (teaser) mortgages	Total higher-risk mortgage loans
2012
California	$500	$60	$560
Virginia	216	9	225
Maryland	166	5	171
Illinois	107	6	113
Michigan	106	5	111
Other United States	968	107	1,075
Total higher-risk mortgage loans	$2,063	$192	$2,255
2011
California	$748	$78	$826
Virginia	274	10	284
Maryland	217	6	223
Illinois	153	8	161
Michigan	199	9	208
Other United States	1,356	137	1,493
Total higher-risk mortgage loans	$2,947	$248	$3,195
Commercial Real Estate
The commercial real estate portfolio consists of loans issued primarily to automotive dealers. The following table shows the percentage of total commercial real estate finance receivables and loans reported at carrying value before allowance for loan losses by geographic region and property type.

December 31,	2012	2011
Geographic region
Texas	13.0%	12.4%
Michigan	12.6	14.1
Florida	11.7	12.4
California	9.3	9.3
New York	4.9	3.5
Virginia	3.9	4.1
North Carolina	3.9	2.1
Pennsylvania	3.3	2.9
Georgia	3.0	2.5
Tennessee	2.3	1.8
Other United States	32.1	28.3
Foreign	—	6.6
Total commercial real estate finance receivables and loans	100.0%	100.0%
Property type
Automotive dealers	100.0%	99.4%
Other	—	0.6
Total commercial real estate finance receivables and loans	100.0%	100.0%

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

December 31,	2012	2011
Industry
Automotive	85.7%	82.9%
Manufacturing	5.5	1.8
Services	4.9	1.9
Other	3.9	13.4
Total commercial criticized finance receivables and loans	100.0%	100.0%
9.     Investment in Operating Leases, Net
Investments in operating leases were as follows.

December 31, ($ in millions)	2012	2011
Vehicles and other equipment	$16,009	$11,160
Accumulated depreciation	(2,459)	(1,885)
Investment in operating leases, net	$13,550	$9,275
Depreciation expense on operating lease assets includes remarketing gains and losses recognized on the sale of operating lease assets. The following summarizes the components of depreciation expense on operating lease assets.

Year ended December 31, ($ in millions)	2012	2011	2010
Depreciation expense on operating lease assets (excluding remarketing gains)	$1,515	$1,158	$1,806
Remarketing gains	(116)	(217)	(555)
Depreciation expense on operating lease assets	$1,399	$941	$1,251
The following table presents the future lease nonresidual rental payments due from customers for equipment on operating leases.

Year ended December 31, ($ in millions)
2013	$2,573
2014	1,705
2015	618
2016	27
2017 and after	—
Total	$4,923
10.    Securitizations and Variable Interest Entities
Overview
We are involved in several types of securitization and financing transactions that utilize special-purpose entities (SPEs). A SPE is an entity that is designed to fulfill a specified limited need of the sponsor. Our principal use of SPEs is to obtain liquidity and favorable capital treatment by securitizing certain of our financial assets.
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
Securitizations
We provide a wide range of consumer and commercial automobile loans, operating leases, other commercial loans, and mortgage loan products to a diverse customer base. We often securitize these loans and leases (which we collectively describe as loans or financial assets) through the use of securitization entities, which may or may not be consolidated on our Consolidated Balance Sheet. We securitize consumer

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

and commercial automobile loans, operating leases, and other commercial loans through private-label securitizations. We securitize consumer mortgage loans through transactions involving the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac). We previously securitized consumer mortgage loans through private-label mortgage securitizations and through transactions involving the Government National Mortgage Association (Ginnie Mae). We refer to Fannie Mae, Freddie Mac, and Ginnie Mae collectively as the Government-Sponsored Enterprises or GSEs. During 2012 and 2011, our consumer mortgage loans were primarily securitized through the GSEs.
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
The GSEs provide a guarantee of the payment of principal and interest on the beneficial interests issued in securitizations. In private-label securitizations, cash flows from the assets initially transferred into the securitization entity represent the sole source for payment of distributions on the beneficial interests issued by the securitization entity and for payments to the parties that perform services for the securitization entity, such as the servicer or the trustee. In certain private-label securitization transactions, a liquidity facility may exist to provide temporary liquidity to the entity. The liquidity provider generally is reimbursed prior to other parties in subsequent distribution periods. In previous certain private-label securitizations, monoline insurance may have existed to cover certain shortfalls to certain investors in the beneficial interests issued by the securitization entity. As noted above, in certain private-label securitizations, the servicer is required to advance scheduled principal and interest payments due on the beneficial interests regardless of whether cash payments are received on the underlying transferred financial assets. The servicer is allowed to reimburse itself for these servicing advances. Additionally, certain private-label securitization transactions may have previously allowed for the acquisition of additional loans subsequent to the initial loan transfer. Principal collections on other loans and/or the issuance of new beneficial interests, such as variable funding notes, generally funded those loans; we were often contractually required to invest in these new interests.
We may have retained beneficial interests in our private-label securitizations, which may have represented a form of significant continuing economic interest. These retained interests included, but are not limited to, senior or subordinate asset-backed securities and residuals, and previously included senior or subordinate mortgage-backed securities, interest-only strips, and principal-only strips. Certain of these retained interests provided credit enhancement to the trust as they may have absorbed credit losses or other cash shortfalls. Additionally, the securitization agreements may have required cash flows to be directed away from certain of our retained interests due to specific over-collateralization requirements, which may or may not have been performance-driven.
We generally hold certain conditional repurchase options specific to private label securitizations that allow us to repurchase assets from the securitization entity. The majority of the securitizations provide us, as servicer, with a call option that allows us to repurchase the remaining transferred financial assets or outstanding beneficial interests at our discretion once the asset pool reaches a predefined level, which represents the point where servicing becomes burdensome (a clean-up call option). The repurchase price is typically the par amount of the loans plus accrued interest. Additionally, we may hold other conditional repurchase options that allow us to repurchase a transferred financial asset if certain events outside our control are met. The typical conditional repurchase option is a delinquent loan repurchase option that gives us the option to purchase the loan or contract if it exceeds a certain prespecified delinquency level. We generally have complete discretion regarding when or if we will exercise these options, but we would do so only when it is in our best interest.
Other than our customary representation and warranty provisions, these securitizations are nonrecourse to us, thereby transferring the risk of future credit losses to the extent the beneficial interests in the securitization entities are held by third parties. Representation and warranty provisions generally require us to repurchase loans or indemnify the investor or other party for incurred losses to the extent it is determined that the loans were ineligible or were otherwise defective at the time of sale. Refer to Note 29 for detail on representation and warranty provisions. We did not provide any noncontractual financial support to any of these entities during 2012 or 2011.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Other Variable Interest Entities
Servicer Advance Funding Entity
We previously assisted in the financing of our servicer advance receivables; we formed a VIE that issued variable funding notes to third-party investors that were collateralized by servicer advance receivables. These servicer advance receivables were transferred to the VIE and consisted of delinquent principal and interest advances we made as servicer to various investors; property taxes and insurance premiums advanced to taxing authorities and insurance companies on behalf of borrowers; and amounts advanced for mortgages in foreclosure. The VIE funded the purchase of the receivables through financing obtained from the third-party investors and subordinated loans or an equity contribution from our mortgage activities. This VIE was not consolidated on our balance sheet at December 31, 2012 as a result of the deconsolidation of ResCap, but was consolidated on our balance sheet at December 31, 2011. The beneficial interest holder of this VIE does not have legal recourse to our general credit. We do not have a contractual obligation to provide any type of financial support in the future, nor have we provided noncontractual financial support to the entity during 2012 or 2011.
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
Involvement with Variable Interest Entities
The determination of whether financial assets transferred by us to these VIEs (and related liabilities) are consolidated on our balance sheet (also referred to as on-balance sheet) or not consolidated on our balance sheet (also referred to as off-balance sheet) depends on the terms of the related transaction and our continuing involvement (if any) with the VIE. We are deemed the primary beneficiary and therefore consolidate VIEs for which we have both (a) the power, through voting rights or similar rights, to direct the activities that most significantly impact the VIE's economic performance, and (b) a variable interest (or variable interests) that (i) obligates us to absorb losses that could potentially be significant to the VIE and/or (ii) provides us the right to receive residual returns of the VIE that could potentially be significant to the VIE. We determine whether we hold a significant variable interest in a VIE based on a consideration of both qualitative and quantitative factors regarding the nature, size, and form of our involvement with the VIE. We assess whether we are the primary beneficiary of a VIE on an ongoing basis.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Our involvement with consolidated and nonconsolidated VIEs in which we hold variable interests is presented below.

December 31, ($ in millions)	Consolidated involvement with VIEs (a)		Assets of nonconsolidated VIEs (a)		Maximum exposure to loss in nonconsolidated VIEs
2012
On-balance sheet variable interest entities
Consumer automobile	$28,566
Commercial automobile	23,139
Commercial other	728
Off-balance sheet variable interest entities
Consumer automobile	—		$1,495		$1,495	(b)
Consumer mortgage — other	—		—	(c)	12	(d)
Commercial other	(28)	(e)	—	(f)	85
Total	$52,405		$1,495		$1,592
2011
On-balance sheet variable interest entities
Consumer automobile	$26,504
Consumer mortgage — private-label	1,098
Commercial automobile	19,594
Other	956
Off-balance sheet variable interest entities
Consumer mortgage — Ginnie Mae	2,652	(g)	$44,127		$44,127	(b)
Consumer mortgage — CMHC	66	(g)	3,222		66	(h)
Consumer mortgage — private-label	141	(g)	4,408		4,408	(b)
Consumer mortgage — other	—		—	(c)	17	(d)
Commercial other	83	(e)	—	(f)	242
Total	$51,094		$51,757		$48,860

(a)	Asset values represent the current unpaid principal balance of outstanding consumer finance receivables and loans within the VIEs.

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

(e)
Includes $0 million and $100 million classified as finance receivables and loans, net, and $0 million and $20 million classified as other assets, offset by $28 million and $37 million classified as accrued expenses and other liabilities at December 31, 2012, and December 31, 2011, respectively.

(f)	Includes VIEs for which we have no management oversight and therefore we are not able to provide the total assets of the VIEs.

(g)
Includes $0 billion and $2.4 billion classified as mortgage loans held-for-sale, $0 million and $92 million classified as trading securities or other assets, and $0 million and $386 million classified as mortgage servicing rights at December 31, 2012, and December 31, 2011, respectively. CMHC is the Canada Mortgage and Housing Corporation.

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
The consolidated VIEs included in the Consolidated Balance Sheet represent separate entities with which we are involved. The third-party investors in the obligations of consolidated VIEs have legal recourse only to the assets of the VIEs and do not have such recourse to us, except for the customary representation and warranty provisions or when we are the counterparty to certain derivative transactions involving the VIE. In addition, the cash flows from the assets are restricted only to pay such liabilities. Thus, our economic exposure to loss from outstanding third-party financing related to consolidated VIEs is significantly less than the carrying value of the consolidated VIE assets. All assets of consolidated VIEs, presented below based upon the legal transfer of the underlying assets in order to reflect legal ownership, are restricted for the benefit of the beneficial interest holders. Refer to Note 25 for discussion of the assets and liabilities for which the fair value option has been elected.

December 31, ($ in millions)	2012	2011
Assets
Loans held-for-sale, net	$—	$9
Finance receivables and loans, net
Consumer	13,671	21,622
Commercial	17,839	19,313
Allowance for loan losses	(144)	(210)
Total finance receivables and loans, net	31,366	40,725
Investment in operating leases, net	6,060	4,389
Other assets	2,868	3,029
Assets of operations held-for-sale	12,139	—
Total assets	$52,433	$48,152
Liabilities
Short-term borrowings	$400	$795
Long-term debt	26,461	33,143
Interest payable	1	14
Accrued expenses and other liabilities	16	405
Liabilities of operations held-for-sale	9,686	—
Total liabilities	$36,564	$34,357
Off-balance Sheet Variable Interest Entities
The nature, purpose, and activities of nonconsolidated securitization entities are similar to those of our consolidated securitization entities with the primary difference being the nature and extent of our continuing involvement. The cash flows from the assets of nonconsolidated securitization entities generally are the sole source of payment on the securitization entities’ liabilities. The creditors of these securitization entities have no recourse to us with the exception of market customary representation and warranty provisions as described in Note 29.
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

Year ended December 31, ($ in millions)	2012	2011	2010
Consumer automobile	$6	$—	$—
Consumer mortgage — GSEs	942	818	1,065
Consumer mortgage — private-label	—	—	17
Total pretax gain	$948	$818	$1,082
The following table summarizes cash flows received from and paid related to securitization entities, asset-backed financings, or other similar transfers of financial assets where the transfer is accounted for as a sale and we have a continuing involvement with the transferred assets (e.g., servicing) that were outstanding in 2012, 2011, and 2010. Additionally, this table contains information regarding cash flows received from and paid to nonconsolidated securitization entities that existed during each period.

Year ended December 31, ($ in millions)	Consumer automobile	Consumer mortgage GSEs	Consumer mortgage private-label
2012
Cash proceeds from transfers completed during the period	$1,979	$32,796	$5
Cash flows received on retained interests in securitization entities	—	—	71
Servicing fees	12	693	63
Purchases of previously transferred financial assets	—	(876)	(12)
Representations and warranties obligations	—	(108)	(7)
Other cash flows	—	(96)	255
2011
Cash proceeds from transfers completed during the period	$—	$59,815	$722
Cash flows received on retained interests in securitization entities	—	—	68
Servicing fees	—	999	201
Purchases of previously transferred financial assets	—	(2,537)	(222)
Representations and warranties obligations	—	(143)	(38)
Other cash flows	—	(13)	187
2010
Cash proceeds from transfers completed during the period	$—	$68,822	$1,090
Cash flows received on retained interests in securitization entities	—	—	81
Servicing fees	1	1,081	209
Purchases of previously transferred financial assets	—	(1,865)	(282)
Representations and warranties obligations	—	(389)	(18)
Other cash flows	(6)	(39)	(22)

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

	Total Amount		Amount 60 days or more past due		Net credit losses
December 31, ($ in millions)	2012	2011	2012	2011	2012	2011
On-balance sheet loans
Consumer automobile	$53,715	$63,884	$351	$341	$369	$321
Consumer mortgage (a)	12,311	18,940	241	3,242	16	181
Commercial automobile	32,822	37,302	24	162	(1)	13
Commercial mortgage	—	1,925	—	14	(1)	31
Commercial other	2,783	1,261	1	1	(31)	(5)
Total on-balance sheet loans	101,631	123,312	617	3,760	352	541
Off-balance sheet securitization entities
Consumer automobile	1,495	—	4	—	2	—
Consumer mortgage - GSEs (b)	119,384	262,984	1,892	9,456	n/m	n/m
Consumer mortgage-private-label	—	63,991	—	11,301	1,234	3,982
Total off-balance sheet securitization entities	120,879	326,975	1,896	20,757	1,236	3,982
Whole-loan transactions (c)	6,756	33,961	129	2,901	243	782
Total	$229,266	$484,248	$2,642	$27,418	$1,831	$5,305

(a)
Includes loans subject to conditional repurchase options of $0 billion and $2.3 billion guaranteed by the GSEs, and $0 million and $132 million sold to certain private-label mortgage securitization entities at December 31, 2012, and 2011, respectively.

(b)	Anticipated credit losses are not meaningful due to the GSE guarantees.

(c)	Whole-loan transactions are not part of a securitization transaction, but represent consumer automobile and consumer mortgage pools of loans sold to third-party investors.
11.     Servicing Activities
Mortgage Servicing Rights
The following table summarizes activity related to MSRs, which are carried at fair value. As there are limited MSR market transactions that are directly observable, management estimates fair value using internally developed discounted cash flow models (an income approach) to estimate the fair value. These internal valuation models estimate net cash flows based on internal operating assumptions that we believe would be used by market participants in orderly transactions combined with market-based assumptions for loan prepayment rates, interest rates, and discount rates that we believe approximate yields required by investors in this asset.

Year ended December 31, ($ in millions)	2012 (a)	2011
Estimated fair value at January 1,	$2,519	$3,738
Additions recognized on sale of mortgage loans	240	622
Additions from purchases of servicing rights	—	31
Subtractions from sales of servicing assets	—	(266)
Changes in fair value
Due to changes in valuation inputs or assumptions used in the valuation model	(282)	(1,041)
Other changes in fair value	(395)	(565)
Deconsolidation of ResCap	(1,130)	—
Estimated fair value at December 31,	$952	$2,519

(a)	The remaining balance is at Ally Bank, due to the deconsolidation of ResCap. Ally Bank announced that it has begun to explore strategic alternatives for its agency MSR portfolio.
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model include all changes due to a revaluation by a model or by a benchmarking exercise. Other changes in fair value primarily include the accretion of the present value of the discount related to forecasted cash flows and the economic runoff of the portfolio.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The key economic assumptions and sensitivity of the fair value of MSRs to immediate 10% and 20% adverse changes in those assumptions were as follows.

December 31, ($ in millions)	2012	2011
Weighted average life (in years)	4.6	4.7
Weighted average prepayment speed	13.5%	15.7%
Impact on fair value of 10% adverse change	$(77)	$(135)
Impact on fair value of 20% adverse change	(144)	(257)
Weighted average discount rate	7.7%	10.2%
Impact on fair value of 10% adverse change	$(10)	$(59)
Impact on fair value of 20% adverse change	(19)	(114)
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
Risk Mitigation Activities
The primary risk of our servicing rights is interest rate risk and the resulting impact on prepayments. A significant decline in interest rates could lead to higher-than-expected prepayments that could reduce the value of the MSRs. We economically hedge the impact of these risks with both derivative and nonderivative financial instruments. Refer to Note 22 for additional information regarding the derivative financial instruments used to economically hedge MSRs.
The components of servicing valuation and hedge activities, net, were as follows.

Year ended December 31, ($ in millions)	2012	2011	2010
Change in estimated fair value of mortgage servicing rights	$(677)	$(1,606)	$(872)
Change in fair value of derivative financial instruments	669	817	478
Servicing asset valuation and hedge activities, net	$(8)	$(789)	$(394)
Mortgage Servicing Fees
The components of mortgage servicing fees were as follows.

Year ended December 31, ($ in millions)	2012	2011	2010
Contractual servicing fees, net of guarantee fees and including subservicing	$504	$977	$998
Late fees	29	65	77
Ancillary fees	59	156	187
Total mortgage servicing fees	$592	$1,198	$1,262
Mortgage Servicing Advances
In connection with our primary Mortgage servicing activities (i.e., servicing of mortgage loans), we make certain payments for property taxes and insurance premiums, default and property maintenance payments, as well as advances of principal and interest payments before collecting them from individual borrowers. Servicing advances including contractual interest, are priority cash flows in the event of a loan principal reduction or foreclosure and ultimate liquidation of the real estate-owned property. These servicing advances are included in other assets on the Consolidated Balance Sheet and totaled $82 million and $1.9 billion at December 31, 2012 and 2011, respectively. We maintain an allowance for uncollected primary servicing advances of $1 million and $43 million at December 31, 2012 and 2011, respectively. Our potential obligation is influenced by the loan’s performance and credit quality. Additionally, we have a fiduciary responsibility for mortgage escrow and custodial funds that totaled $0 billion and $4.4 billion at December 31, 2012 and 2011, respectively. A portion of these balances are included in deposit liabilities on our Consolidated Balance Sheet. Refer to Note 14 for additional information.
Due to the deconsolidation of ResCap on May 14, 2012, we no longer act as a subservicer or master servicer of mortgage loans. Refer to Note 1 for more information regarding the deconsolidation. When we acted as a subservicer of mortgage loans we performed the responsibilities of a primary servicer but did not own the corresponding primary servicing rights. We received a fee from the primary servicer for such services. As the subservicer, we had the same responsibilities of a primary servicer in that we made certain payments of property

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

taxes and insurance premiums, default and property maintenance, as well as advances of principal and interest payments before collecting them from individual borrowers. At December 31, 2011, outstanding servicer advances related to subserviced loans were $125 million and we had a reserve for uncollected subservicer advances $1 million.
At December 31, 2011, we were the master servicer (i.e., servicer of beneficial interests issued by mortgage securitization entities) for 467,722 loans, having an aggregate unpaid principal balance of $61.4 billion. In many cases, where we acted as master servicer, we also acted as primary servicer. In connection with our master-servicing activities, we serviced the mortgage-backed and mortgage-related asset-backed securities and whole-loan packages sold to investors. As the master servicer, we collected mortgage loan payments from primary servicers and distributed those funds to investors in the mortgage-backed and mortgage-related asset-backed securities and whole-loan packages. As the master servicer, we were required to advance scheduled payments to the securitization trust or whole-loan investors. To the extent the primary servicer does not advance the payments, we were responsible for advancing the payment to the trust or whole-loan investors. Master-servicing advances, including contractual interest, are priority cash flows in the event of a default, thus making their collection reasonably assured. In most cases, we were required to advance these payments to the point of liquidation of the loan or reimbursement of the trust or whole-loan investors. At December 31, 2011, outstanding master-servicing advances were $158 million and we had no reserve for uncollected master-servicing advances.
Mortgage Serviced Assets
Total serviced mortgage assets consist of primary servicing activities. These include loans owned by Ally Bank, where Ally Bank is the primary servicer, and loans sold to third-party investors, where Ally Bank has retained primary servicing. Loans owned by Ally Bank are categorized as loans held-for-sale or finance receivables and loans which are discussed in further detail in Note 7 and Note 8, respectively. The loans sold to third-party investors were sold through off-balance sheet GSE securitization transactions.
The unpaid principal balance of our serviced mortgage assets were as follows.

December 31, ($ in millions)	2012 (a)	2011
On-balance sheet mortgage loans
Held-for-sale and investment	$10,938	$18,871
Operations held-for-sale	—	541
Off-balance sheet mortgage loans
Loans sold to third-party investors
Private-label	—	50,886
GSEs	119,384	262,868
Whole-loan	2	15,105
Purchased servicing rights	—	3,247
Operations held-for-sale	—	4,912
Total primary serviced mortgage loans	130,324	356,430
Subserviced mortgage loans	—	26,358
Subserviced operations held-for-sale	—	4
Total subserviced mortgage loans	—	26,362
Master-servicing-only mortgage loans	—	8,557
Total serviced mortgage loans	$130,324	$391,349

(a)	The remaining balances were serviced by Ally Bank, due to the deconsolidation of ResCap. Ally Bank announced that it has begun to explore strategic alternatives for its agency MSR portfolio.
Ally Bank is subject to certain net worth requirements associated with its servicing agreements with Fannie Mae and Freddie Mac. The majority of Ally Bank’s serviced mortgage assets are subserviced by GMAC Mortgage, LLC, a subsidiary of ResCap, pursuant to a servicing agreement. At December 31, 2012, Ally Bank was in compliance with the requirements of the servicing agreements.
Automobile Finance Servicing Activities
We service consumer automobile contracts. Historically, we have sold a portion of our consumer automobile contracts. With respect to contracts we sell, we retain the right to service and earn a servicing fee for our servicing function. Typically, we conclude that the fee we are paid for servicing consumer automobile finance receivables represents adequate compensation, and consequently, we do not recognize a servicing asset or liability. We recognized automobile servicing fee income of $109 million, $160 million, and $227 million during the years ended December 31, 2012, 2011, and 2010, respectively.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Automobile Finance Serviced Assets
The total serviced automobile finance loans outstanding were as follows.

December 31, ($ in millions)	2012	2011
On-balance sheet automobile finance loans and leases
Consumer automobile	$53,715	$63,884
Commercial automobile	32,822	37,302
Operating leases	13,550	9,275
Operations held-for-sale	25,979	102
Other	41	—
Off-balance sheet automobile finance loans
Loans sold to third-party investors
Securitizations	1,474	—
Whole-loan	6,541	12,318
Total serviced automobile finance loans and leases	$134,122	$122,881
12.    Premiums Receivable and Other Insurance Assets
Premiums receivable and other insurance assets consisted of the following.

December 31, ($ in millions)	2012	2011
Prepaid reinsurance premiums	$236	$218
Reinsurance recoverable on unpaid losses	234	321
Reinsurance recoverable on paid losses	40	54
Premiums receivable	108	288
Deferred policy acquisition costs	991	972
Total premiums receivable and other insurance assets	$1,609	$1,853

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

13.     Other Assets
The components of other assets were as follows.

December 31, ($ in millions)	2012	2011
Property and equipment at cost	$693	$1,152
Accumulated depreciation	(411)	(787)
Net property and equipment	282	365
Restricted cash collections for securitization trusts (a)	2,983	1,596
Fair value of derivative contracts in receivable position	2,298	5,687
Collateral placed with counterparties	1,290	1,448
Deferred tax asset (b)	1,190	238
Restricted cash and cash equivalents	889	1,381
Other accounts receivable	525	1,110
Cash reserve deposits held-for-securitization trusts (c)	442	838
Unamortized debt issuance costs	425	612
Nonmarketable equity securities	303	419
Interests retained in financial asset sales	154	231
Accrued interest and rent receivable	147	232
Real estate and other investments	98	385
Servicer advances	92	2,142
Prepaid expenses and deposits	60	568
Goodwill	27	518
Other assets	703	971
Total other assets	$11,908	$18,741

(a)	Represents cash collection from customer payments on securitized receivables. These funds are distributed to investors as payments on the related secured debt.

(b)	The increase in the deferred tax asset represents the release of a material portion of our U.S. valuation allowance. Refer to Note 23 for more information.

(c)	Represents credit enhancement in the form of cash reserves for various securitization transactions.
The changes in the carrying amounts of goodwill for the periods shown were as follows.

($ in millions)	Automotive Finance operations	Insurance operations	Total
Goodwill at January 1, 2010	$469	$57	$526
Transfer of assets of discontinued operations held-for-sale	(1)	(1)	(2)
Foreign-currency translation	—	1	1
Goodwill at December 31, 2010	$468	$57	$525
Transfer of assets of discontinued operations held-for-sale	—	(4)	(4)
Foreign-currency translation	—	(3)	(3)
Goodwill at December 31, 2011	$468	$50	$518
Transfer of assets of discontinued operations held-for-sale	(468)	(23)	(491)
Goodwill at December 31, 2012	$—	$27	$27

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

14.     Deposit Liabilities
Deposit liabilities consisted of the following.

December 31, ($ in millions)	2012	2011
Domestic deposits
Noninterest-bearing deposits	$1,977	$2,029
Interest-bearing deposits
Savings and money market checking accounts	13,871	9,035
Certificates of deposit	31,084	28,540
Dealer deposits	983	1,769
Total domestic deposit liabilities	47,915	41,373
Foreign deposits
Interest-bearing deposits
Savings and money market checking accounts	—	1,408
Certificates of deposit	—	1,958
Dealer deposits	—	311
Total foreign deposit liabilities	—	3,677
Total deposit liabilities	$47,915	$45,050
Noninterest-bearing deposits primarily represent third-party escrows associated with our mortgage loan-servicing portfolio. The escrow deposits are not subject to an executed agreement and can be withdrawn without penalty at any time. At December 31, 2012, and December 31, 2011, certificates of deposit included $12.0 billion and $10.0 billion, respectively, of domestic certificates of deposit in denominations of $100 thousand or more.
The following table presents the scheduled maturity of total certificates of deposit.

Year ended December 31, ($ in millions)
2013	$15,688
2014	6,133
2015	4,336
2016	3,545
2017	1,382
Total certificates of deposit	$31,084
15.    Short-term Borrowings
The following table presents the composition of our short-term borrowings portfolio.

	2012			2011
December 31, ($ in millions)	Unsecured	Secured (a)	Total	Unsecured	Secured (a)	Total
Demand notes	$3,094	$—	$3,094	$2,756	$—	$2,756
Bank loans and overdrafts	167	—	167	1,613	—	1,613
Federal Home Loan Bank	—	3,800	3,800	—	1,400	1,400
Other (b)	—	400	400	146	1,765	1,911
Total short-term borrowings	$3,261	$4,200	$7,461	$4,515	$3,165	$7,680
Weighted average interest rate (c)			1.0%			3.6%

(a)	Refer to Note 16 for further details on assets restricted as collateral for payment of the related debt.

(b)	Other primarily includes nonbank secured borrowings at our Commercial Finance Group at December 31, 2012 and Automotive Finance operations at December 31, 2011.

(c)	Based on the debt outstanding and the interest rate at December 31 of each year.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

16.    Long-term Debt
The following tables present the composition of our long-term debt portfolio.

December 31, ($ in millions)	Amount	Interest rate	Weighted average interest rate (a)	Due date range
2012
Senior debt
Fixed rate (b)	$28,336
Variable rate	2,345
Total senior debt (c)	30,681	0.38 - 10.29%	6.69%	2013 - 2049
Subordinated debt
Fixed rate	251
Variable rate (d)	13,451
Total subordinated debt (e)	13,702	0.65 - 8.00%	0.92%	2013 - 2018
VIE secured debt
Fixed rate	19,077
Variable rate	7,384
Total VIE secured debt	26,461	0.25 - 8.30%	1.36%	2013 - 2017
Trust preferred securities
Fixed rate	2,623	8.13%	8.13%	2040
Fair value adjustment (f)	1,094
Total long-term debt (g)	$74,561
2011
Senior debt
Fixed rate (b)	$39,657
Variable rate	3,393
Total senior debt (c)	43,050	0.00 - 16.68%	6.15%	2012 - 2049
Subordinated debt
Fixed rate	4,675
Variable rate (d)	8,246
Total subordinated debt (e)	12,921	0.76 - 17.05%	4.62%	2012 - 2031
VIE secured debt
Fixed rate	16,538
Variable rate	16,605
Total VIE secured debt	33,143	0.32 - 8.30%	1.96%	2012 - 2040
Trust preferred securities
Fixed rate	2,622	8.13%	8.13%	2040
Fair value adjustment (f)	1,149
Total long-term debt (g)	$92,885

(a)	Based on the debt outstanding and the interest rate at December 31 of each year.

(b)	Includes $0.0 billion at December 31, 2012 and $7.4 billion at December 31, 2011, guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program.

(c)	Includes secured long-term debt of $0.0 billion at December 31, 2012 and $4.0 billion at December 31, 2011.

(d)	Includes $13.5 billion and $8.2 billion of debt outstanding from the Automotive secured revolving credit facilities at December 31, 2012 and 2011, respectively.

(e)	Includes secured long-term debt of $13.5 billion and $12.7 billion at December 31, 2012 and 2011, respectively.

(f)	Amount represents the hedge accounting adjustment of fixed-rate debt.

(g)	Includes fair value option-elected secured long-term debt of $0 million and $830 million at December 31, 2012 and 2011, respectively. Refer to Note 25 for additional information.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

	2012			2011
December 31, ($ in millions)	Unsecured	Secured	Total	Unsecured	Secured	Total
Long-term debt
Due within one year	$1,070	$11,503	$12,573	$11,664	$14,521	$26,185
Due after one year	31,486	29,408	60,894	30,272	35,279	65,551
Fair value adjustment	1,094	—	1,094	1,149	—	1,149
Total long-term debt	$33,650	$40,911	$74,561	$43,085	$49,800	$92,885
The following table presents the scheduled remaining maturity of long-term debt, assuming no early redemptions will occur. The actual payment of secured debt may vary based on the payment activity of the related pledged assets.

Year ended December 31, ($ in millions)	2013	2014	2015	2016	2017	2018 and thereafter	Fair value adjustment	Total
Unsecured
Long-term debt	$1,331	$5,603	$5,115	$1,971	$3,671	$16,705	$1,094	$35,490
Original issue discount	(261)	(188)	(56)	(63)	(75)	(1,197)	—	(1,840)
Total unsecured	1,070	5,415	5,059	1,908	3,596	15,508	1,094	33,650
Secured
Long-term debt	11,503	13,596	8,567	3,123	3,032	1,090	—	40,911
Total long-term debt	$12,573	$19,011	$13,626	$5,031	$6,628	$16,598	$1,094	$74,561
To achieve the desired balance between fixed- and variable-rate debt, we utilize interest rate swap agreements. The use of these derivative financial instruments had the effect of synthetically converting $10.2 billion of our fixed-rate debt into variable-rate obligations and $14.5 billion of our variable-rate debt into fixed-rate obligations at December 31, 2012.
The following summarizes assets restricted as collateral for the payment of the related debt obligation primarily arising from securitization transactions accounted for as secured borrowings and repurchase agreements.

	2012		2011
December 31, ($ in millions)	Total	Ally Bank (a)	Total	Ally Bank (a)
Trading assets	$—	$—	$27	$—
Investment securities	1,911	1,911	780	780
Loans held-for-sale	—	—	805	—
Mortgage assets held-for-investment and lending receivables	9,866	9,866	12,197	11,188
Consumer automobile finance receivables	29,557	14,833	33,888	17,320
Commercial automobile finance receivables	19,606	19,606	20,355	14,881
Investment in operating leases, net	6,058	1,691	4,555	431
Mortgage servicing rights	—	—	1,920	1,286
Other assets	999	272	3,973	1,816
Total assets restricted as collateral (b)	$67,997	$48,179	$78,500	$47,702
Secured debt (c)	$45,111	$29,162	$52,965	$25,533

(a)	Ally Bank is a component of the total column.

(b)
Ally Bank has an advance agreement with the Federal Home Loan Bank of Pittsburgh (FHLB) and had assets pledged to secure borrowings that were restricted as collateral to the FHLB totaling $12.6 billion and $10.9 billion at December 31, 2012, and 2011, respectively. These assets were composed primarily of consumer and commercial mortgage finance receivables and loans, net. Ally Bank has access to the Federal Reserve Bank Discount Window. Ally Bank had assets pledged and restricted as collateral to the Federal Reserve Bank totaling $1.9 billion and $4.3 billion at December 31, 2012, and 2011, respectively. These assets were composed of consumer mortgage finance receivables and loans, net; consumer automobile finance receivables and loans, net; and investment securities. Availability under these programs is only for the operations of Ally Bank and cannot be used to fund the operations or liabilities of Ally or its subsidiaries.

(c)	Includes $4.2 billion and $3.2 billion of short-term borrowings at December 31, 2012, and 2011, respectively.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

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
Covenants and Other Requirements
In secured funding transactions, there are trigger events that could cause the debt to be prepaid at an accelerated rate or could cause our usage of the credit facility to be discontinued. The triggers are generally based on the financial health and performance of the servicer as well as performance criteria for the pool of receivables, such as delinquency ratios, loss ratios, commercial payment rates. During 2012, there were no trigger events that resulted in the repayment of debt at an accelerated rate or impacted the usage of our credit facilities.
When we issue debt securities in private offerings, we may be subject to registration rights agreements. Under these agreements, we generally agree to use reasonable efforts to cause the consummation of a registered exchange offer or to file a shelf registration statement within a prescribed period. In the event that we fail to meet these obligations, we may be required to pay additional penalty interest with respect to the covered debt during the period in which we fail to meet our contractual obligations.
Funding Facilities
We utilize both committed and uncommitted credit facilities. The financial institutions providing the uncommitted facilities are not contractually obligated to advance funds under them. The amounts outstanding under our various funding facilities are included on our Consolidated Balance Sheet.
As of December 31, 2012, Ally Bank had exclusive access to $8.5 billion of funding capacity from committed credit facilities. Ally Bank also has access to a $4.1 billion committed facility that is shared with the parent company. Funding programs supported by the Federal Reserve and the FHLB, together with repurchase agreements, complement Ally Bank’s private committed facilities.
The total capacity in our committed funding facilities is provided by banks and other financial institutions through private transactions. The committed secured funding facilities can be revolving in nature and allow for additional funding during the commitment period, or they can be amortizing and do not allow for any further funding after the closing date. At December 31, 2012, $34.3 billion of our $43.0 billion of committed capacity was revolving. Our revolving facilities generally have an original tenor ranging from 364 days to two years. As of December 31, 2012, we had $13.9 billion of committed funding capacity from revolving facilities with a remaining tenor greater than 364 days.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Committed Funding Facilities

	Outstanding		Unused capacity (a)		Total capacity
December 31, ($ in billions)	2012	2011	2012	2011	2012	2011
Bank funding
Secured - U.S.	$3.8	$5.8	$4.7	$3.7	$8.5	$9.5
Nonbank funding
Unsecured
Automotive Finance — U.S.	—	—	—	0.5	—	0.5
Automotive Finance — International	0.1	0.3	—	—	0.1	0.3
Secured
Automotive Finance — U.S. (b) (c)	12.9	4.2	5.4	10.2	18.3	14.4
Automotive Finance — International (b)	9.6	10.1	2.4	3.0	12.0	13.1
Mortgage operations	—	0.7	—	0.5	—	1.2
Total nonbank funding	22.6	15.3	7.8	14.2	30.4	29.5
Shared capacity (d)
U.S.	1.0	1.5	3.0	2.5	4.0	4.0
International	0.1	0.1	—	—	0.1	0.1
Total committed facilities	$27.5	$22.7	$15.5	$20.4	$43.0	$43.1

(a)
Funding from committed secured facilities is available on request in the event excess collateral resides in certain facilities or is available to the extent incremental collateral is available and contributed to the facilities.

(b)
Total unused capacity includes $2.2 billion as of December 31, 2012, and $4.9 billion as of December 31, 2011, from certain committed funding arrangements that are generally reliant upon the origination of future automotive receivables and that are available in 2013.

(c)	Includes the secured facilities of our Commercial Finance Group.

(d)	Funding is generally available for assets originated by Ally Bank or the parent company, Ally Financial Inc.
Uncommitted Funding Facilities

	Outstanding		Unused capacity		Total capacity
December 31, ($ in billions)	2012	2011	2012	2011	2012	2011
Bank funding
Secured — U.S.
Federal Reserve funding programs	$—	$—	$1.8	$3.2	$1.8	$3.2
FHLB advances	4.8	5.4	0.4	—	5.2	5.4
Total bank funding	4.8	5.4	2.2	3.2	7.0	8.6
Nonbank funding
Unsecured
Automotive Finance — International	2.1	1.9	0.4	0.5	2.5	2.4
Secured
Automotive Finance — International	0.1	0.1	0.1	0.1	0.2	0.2
Mortgage operations	—	—	—	0.1	—	0.1
Total nonbank funding	2.2	2.0	0.5	0.7	2.7	2.7
Total uncommitted facilities	$7.0	$7.4	$2.7	$3.9	$9.7	$11.3

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

17.    Accrued Expenses and Other Liabilities
The components of accrued expenses and other liabilities were as follows.

December 31, ($ in millions)	2012	2011
Fair value of derivative contracts in payable position	$2,468	$5,367
Collateral received from counterparties	941	1,410
Accrual related to ResCap Bankruptcy and deconsolidation (a)	750	—
Accounts payable	565	1,178
Employee compensation and benefits	494	649
Reserves for insurance losses and loss adjustment expenses	341	580
Reserve for mortgage representation and warranty obligation	105	825
Deferred revenue	97	86
Non-income tax payable	15	296
Deferred income tax liability	6	111
GM payable, net	1	228
Current income tax payable	1	200
Loan repurchases liabilities	—	2,387
Other liabilities	801	1,347
Total accrued expenses and other liabilities	$6,585	$14,664

(a)	Refer to Note 1 for more information regarding the Debtors' bankruptcy, deconsolidation, and this accrual.
18.    Equity
Common Stock
Our common stock has a par value of $0.01 and there are 2,021,384 shares authorized for issuance. Our common stock is not registered with the Securities and Exchange Commission, and there is no established trading market for the shares. Treasury holds 73.78% of Ally common stock. The following table presents changes in the number of shares issued and outstanding.

(in shares)	2012	2011	2010
Common stock
January 1,	1,330,970	1,330,970	799,120
New issuances
Conversion of Series F-2 Preferred Stock (a)	—	—	531,850
December 31,	1,330,970	1,330,970	1,330,970

(a)	On December 30, 2010, 110,000,000 shares of Series F-2 Preferred Stock owned by Treasury were converted into 531,850 shares of Ally common stock.
Preferred Stock
Series F-2 Mandatorily Convertible Preferred Stock held by U.S. Department of Treasury
On December 30, 2009, Ally entered into a Securities Purchase and Exchange Agreement (the Purchase Agreement) with Treasury, pursuant to which a series of transactions occurred resulting in Treasury acquiring 228,750,000 shares of Ally's newly issued Fixed Rate Cumulative Mandatorily Convertible Preferred Stock, Series F-2 (the New MCP), with a total liquidation preference of $11.4 billion. On December 30, 2010, Treasury converted 110,000,000 shares of the New MCP into 531,850 shares of Ally common stock. The conversion occurred at an agreed upon rate that exceeded the initial conversion rate as defined in Exhibit H to the Ally Certificate of Incorporation. The fair value of the additional shares was approximately $586 million and represented an inducement. The fair value of the additional common shares issued to Treasury was determined using a combination of valuation techniques consistent with the market approach (Level 3 fair value inputs). The market approach we used to estimate the fair value of our common stock incorporated a combination of the tangible equity and earnings multiples from comparable publicly traded companies deemed similar to Ally (and its operating segments) and by observing comparable transactions in the marketplace. We also considered the implied valuation of our common stock based on the December 30, 2010, conversion with Treasury.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

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
Holders of the Amended Series A Preferred Stock are entitled to receive, when, and if declared by Ally, noncumulative cash dividends. Beginning March 25, 2011, to but excluding May 15, 2016, dividends accrue at a fixed rate of 8.5% per annum. Beginning on May 15, 2016, dividends will accrue at a rate equal to three-month London interbank offer rate (LIBOR) plus 6.243%, commencing on August 15, 2016, in each case on the 15th day of February, May, August, and November. Dividends will be payable to holders of record at the close of business on the preceding February 1, May 1, August 1, or November 1, as the case may be, or on such other date, not more than seventy calendar days prior to the dividend payment date, as will be fixed by the Ally Board of Directors. In the event that dividends with respect to a dividend period have not been paid in full on the dividend payment date, we will be prohibited, subject to certain specified exceptions, from (i) redeeming, purchasing or otherwise acquiring, any stock that ranks on a parity basis with, or junior in interest to, the Amended Series A Preferred Stock; (ii) paying any dividends or making any distributions with respect to any stock that ranks junior in interest to the Amended Series A Preferred Stock, until such time as Ally has paid the dividends payable on shares of the Amended Series A Preferred Stock with respect to a subsequent dividend period; and (iii) declaring or paying any dividend on any stock ranking on a parity basis with the Amended Series A Preferred Stock, subject to certain exceptions.
The holders of the Amended Series A Preferred Stock do not have voting rights other than those set forth in the certificate of designations for the Amended Series A Preferred Stock included in Ally's Certificate of Incorporation. Ally may not redeem the Amended Series A Preferred Stock before May 15, 2016, and after such time the Amended Series A Preferred Stock may be redeemed in certain circumstances. In the event of any liquidation, dissolution or winding up of the affairs of Ally, holders of the Amended Series A Preferred Stock will be entitled to receive the liquidation amount per share of Amended Series A Preferred Stock and an amount equal to all declared, but unpaid dividends declared prior to the date of payment out of assets available for distribution, before any distribution is made for holders of stock that ranks junior in interest to the Amended Series A Preferred Stock, subject to the rights of Ally's creditors.

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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following table summarizes information about our Series F-2, Series A, and Series G preferred stock.

December 31,	2012	2011
Mandatorily convertible preferred stock held by U.S. Department of Treasury
Series F-2 preferred stock (a)
Carrying value ($ in millions)	$5,685	$5,685
Par value (per share)	0.01	0.01
Liquidation preference (per share)	50	50
Number of shares authorized	228,750,000	228,750,000
Number of shares issued and outstanding	118,750,000	118,750,000
Dividend/coupon	9%	9%
Redemption/call feature	Perpetual (b)	Perpetual (b)
Preferred stock
Series A preferred stock
Carrying value ($ in millions)	$1,021	$1,021
Par value (per share)	0.01	0.01
Liquidation preference (per share)	25	25
Number of shares authorized	160,870,560	160,870,560
Number of shares issued and outstanding	40,870,560	40,870,560
Dividend/coupon
Prior to May 15, 2016	8.5%	8.5%
On and after May 15, 2016	three month LIBOR + 6.243%	three month LIBOR + 6.243%
Redemption/call feature	Perpetual (c)	Perpetual (c)
Series G preferred stock (d)
Carrying value ($ in millions)	$234	$234
Par value (per share)	0.01	0.01
Liquidation preference (per share)	1,000	1,000
Number of shares authorized	2,576,601	2,576,601
Number of shares issued and outstanding	2,576,601	2,576,601
Dividend/coupon	7%	7%
Redemption/call feature	Perpetual (e)	Perpetual (e)

(a)	Mandatorily convertible to common equity on December 30, 2016.

(b)	Convertible prior to mandatory conversion date with consent of Treasury.

(c)	Nonredeemable prior to May 15, 2016.

(d)
Pursuant to a registration rights agreement, we are required to maintain an effective shelf registration statement. In the event we fail to meet this obligation, we may be required to pay additional interest to the holders of the Series G Preferred Stock.

(e)	Redeemable beginning at December 31, 2011.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

19.    Accumulated Other Comprehensive Income (Loss)
The following table presents changes, net of tax, in each component of accumulated other comprehensive income (loss).

($ in millions)	Unrealized gains (losses) on investment securities (a)	Translation adjustments and net investment hedges	Cash flow hedges	Defined benefit pension plans	Accumulated other comprehensive income (loss)
Balance at January 1, 2010	$151	$433	$(27)	$(97)	$460
2010 net change	(177)	(17)	33	(40)	(201)
Balance at December 31, 2010	(26)	416	6	(137)	259
2011 net change	(88)	(64)	—	(20)	(172)
Balance at December 31, 2011	(114)	352	6	(157)	87
2012 net change	190	16	(4)	22	224
Balance at December 31, 2012	$76	$368	$2	$(135)	$311

(a)	Represents the after-tax difference between the fair value and amortized cost of our available-for-sale securities portfolio.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following table presents the before- and after-tax changes in each component of accumulated other comprehensive income (loss).

December 31, ($ in millions)	Before Tax	Tax Effect	After Tax
2012
Unrealized gains (losses) on investment securities
Net unrealized gains arising during the period	$377	$(46)	$331
Less: Net realized gains reclassified to net income (a)	174	(33)	141
Net change	203	(13)	190
Translation adjustments and net investment hedges
Translation adjustments	182	2	184
Hedges	(270)	102	(168)
Net change	(88)	104	16
Cash flow hedges
Net unrealized losses arising during the period	(7)	3	(4)
Defined benefit pension plans
Net losses, prior service costs, and transition obligation arising during the period	(55)	19	(36)
Less: Net losses, prior service costs, and transition obligations reclassified to net income	(95)	37	(58)
Net change	40	(18)	22
Other comprehensive income	$148	$76	$224
2011
Unrealized gains (losses) on investment securities
Net unrealized gains arising during the period	$213	$(17)	$196
Less: Net realized gains reclassified to net income (b)	296	(12)	284
Net change	(83)	(5)	(88)
Translation adjustments and net investment hedges
Translation adjustments	(238)	1	(237)
Hedges	173	—	173
Net change	(65)	1	(64)
Defined benefit pension plans
Net losses, prior service costs, and transition obligation arising during the period	(25)	(2)	(27)
Less: Net losses, prior service costs, and transition obligations reclassified to net income	(12)	5	(7)
Net change	(13)	(7)	(20)
Other comprehensive loss	$(161)	$(11)	$(172)
2010
Unrealized gains on investment securities
Net unrealized gains arising during the period	$317	$3	$320
Less: Net realized gains reclassified to net income	506	(9)	497
Net change	(189)	12	(177)
Translation adjustments and net investment hedges
Translation adjustments	178	(13)	165
Hedges	(182)	—	(182)
Net change	(4)	(13)	(17)
Cash flow hedges
Net unrealized gains arising during the period	35	(2)	33
Defined benefit pension plans
Net losses, prior service costs, and transition obligation arising during the period	(45)	(14)	(59)
Less: Net losses, prior service costs, and transition obligations reclassified to net income	(14)	(5)	(19)
Net change	(31)	(9)	(40)
Other comprehensive loss	$(189)	$(12)	$(201)

(a)	Includes gains of $28 million at December 31, 2012, classified as income (loss) from discontinued operations, net of tax, in our Consolidated Statement of Income.

(b)	Includes gains of $2 million at December 31, 2011, classified as income (loss) from discontinued operations, net of tax, in our Consolidated Statement of Income.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

20.    Earnings per Common Share
The following table presents the calculation of basic and diluted earnings per common share.

Year ended December 31, ($ in millions except per share data)	2012	2011	2010
Net income (loss) from continuing operations	$529	$(1,002)	$288
Preferred stock dividends — U.S. Department of Treasury	(535)	(534)	(963)
Preferred stock dividends	(267)	(260)	(282)
Impact of preferred stock conversion or amendment (a)	—	32	(616)
Net loss from continuing operations attributable to common shareholders (b)	(273)	(1,764)	(1,573)
Income from discontinued operations, net of tax	667	845	741
Net income (loss) attributable to common shareholders	$394	$(919)	$(832)
Basic weighted-average common shares outstanding	1,330,970	1,330,970	800,597
Diluted weighted-average common shares outstanding (b)	1,330,970	1,330,970	800,597
Basic earnings per common share
Net loss from continuing operations	$(205)	$(1,326)	$(1,965)
Income from discontinued operations, net of tax	501	635	926
Net income (loss)	$296	$(691)	$(1,039)
Diluted earnings per common share (b)
Net loss from continuing operations	$(205)	$(1,326)	$(1,965)
Income from discontinued operations, net of tax	501	635	926
Net income (loss)	$296	$(691)	$(1,039)

(a)	Refer to Note 18 for further detail.

(b)
Due to the antidilutive effect of converting the Fixed Rate Cumulative Mandatorily Convertible Preferred Stock into common shares and the net loss from continuing operations attributable to common shareholders for 2012, 2011, and 2010, respectively, loss from continuing operations attributable to common shareholders and basic weighted-average common shares outstanding were used to calculate basic and diluted earnings per share.

The effects of converting the outstanding Fixed Rate Cumulative Mandatorily Convertible Preferred Stock into common shares are not included in the diluted earnings per share calculation for the years ended December 31, 2012, 2011, and 2010, respectively, as the effects would be antidilutive for those periods. As such, 574 thousand of potential common shares were excluded from the diluted earnings per share calculation for the years ended December 31, 2012 and 2011, respectively, and 987 thousand of potential common shares were excluded from the diluted earnings per share calculation for the year ended December 31, 2010.
21.    Regulatory Capital and Other Regulatory Matters
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

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
The following table summarizes our capital ratios.

	2012		2011		Required minimum		Well-capitalized minimum
December 31, ($ in millions)	Amount	Ratio	Amount	Ratio
Risk-based capital
Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$20,232	13.13%	$21,067	13.65%	4.00%		6.00%
Ally Bank	14,136	16.26	12,953	17.42	4.00		6.00
Total (to risk-weighted assets)
Ally Financial Inc.	$21,669	14.07%	$22,664	14.69%	8.00%		10.00%
Ally Bank	14,827	17.06	13,675	18.40	8.00		10.00
Tier 1 leverage (to adjusted quarterly average assets) (a)
Ally Financial Inc.	$20,232	11.16%	$21,067	11.45%	3.00–4.00%		(b)
Ally Bank	14,136	15.30	12,953	15.50	15.00	(c)	5.00%
Tier 1 common (to risk-weighted assets)
Ally Financial Inc.	$10,749	6.98%	$11,585	7.51%	n/a		n/a
Ally Bank	n/a	n/a	n/a	n/a	n/a		n/a
n/a = not applicable

(a)	Federal regulatory reporting guidelines require the calculation of adjusted quarterly average assets using a daily average methodology.

(b)	There is no Tier 1 leverage component in the definition of a well-capitalized bank holding company.

(c)	Ally Bank, in accordance with the CLMA, is required to maintain a Tier 1 leverage ratio of at least 15%.
At December 31, 2012, Ally and Ally Bank were “well-capitalized” and met all capital requirements to which each was subject.
Basel Capital Accord and Other Regulatory Matters
In June 2012, the U.S. federal banking agencies released three notices of proposed rulemaking (NPRs) and a Market Risk Final Rule (effective January 1, 2013). The three NPRs represent substantial revisions to the regulatory capital rules for banking organizations. If adopted, as proposed, these NPRs would incorporate the international Basel III capital framework, as well as implement certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act). On August 8, 2012, the federal banking agencies extended the public comment period on the NPRs to October 22, 2012.
Highlights of the NPRs include a revised definition of capital in order to implement the Basel III reforms as well as higher minimum capital ratios that will apply to most banking organizations and would be phased in between 2013 and 2019 consistent with the Basel Committee's international implementation time line. The NPRs remove the use of credit ratings from both the standardized and advanced approaches, as required by the Dodd-Frank Act. In addition, the standards in the existing Basel I risk-based capital rules, which the NPRs refer to as the “general risk-based capital requirements,” would be revised, effective January 1, 2015, to include a more risk-sensitive risk-weighting approach. On November 9, 2012, the federal banking agencies announced that the Basel III proposals would not become effective on January 31, 2013.
The Market Risk Final Rule, which amends the calculation of market risk capital, only applies to banking organizations with significant trading assets and liabilities. We do not currently meet the minimum requirements for application of the Market Risk Rule; accordingly, this rule is not currently applicable to us.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Compliance with evolving capital requirements is a strategic priority for Ally. We expect to be in compliance with all applicable requirements within the established timeframes.
International Banks, Finance Companies, and Other Foreign Operations
Certain of our foreign subsidiaries operate in local markets as either banks or regulated finance companies and are subject to regulatory restrictions. These regulatory restrictions, among other things, require that our subsidiaries meet certain minimum capital requirements and may restrict dividend distributions and ownership of certain assets. Total assets of our regulated international banks and finance companies were approximately $15.3 billion and $13.6 billion at December 31, 2012 and 2011, respectively. In addition, the Bank Holding Company Act of 1956 imposes restrictions on Ally's ability to invest equity abroad without FRB approval. Many of our other operations are also heavily regulated in many jurisdictions outside the United States.
Depository Institutions
Ally Bank is a state nonmember bank, chartered by the State of Utah, and subject to the supervision of the FDIC and the Utah Department of Financial Institutions. Ally Bank's deposits are insured by the FDIC, and Ally Bank is required to file periodic reports with the FDIC concerning its financial condition. Total assets of Ally Bank were $94.8 billion and $85.3 billion at December 31, 2012 and 2011, respectively. Ally Bank is subject to Utah law (and, in certain instances, federal law) that places restrictions and limitations on the amount of dividends or other distributions. Ally Bank did not make any dividend or other distributions to Ally in 2012 or 2011.
The FRB requires banks to maintain minimum average reserve balances. The amount of the required reserve balance for Ally Bank was $214 million and $205 million at December 31, 2012 and 2011, respectively.
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
Certain of our mortgage subsidiaries are required to satisfy regulatory net worth requirements. Failure to meet minimum capital requirements can initiate certain mandatory actions by federal, state, and foreign agencies that could have a material effect on our results of operations and financial condition. These entities were in compliance with these requirements at December 31, 2012.
Insurance Companies
Our Insurance operations are subject to certain minimum aggregate capital requirements, net asset and dividend restrictions under applicable state and foreign insurance law, and the rules and regulations promulgated by various U.S. and foreign regulatory agencies. Under various state and foreign insurance regulations, dividend distributions may be made only from statutory unassigned surplus, with approvals required from the regulatory authorities for dividends in excess of certain statutory limitations. At December 31, 2012, the maximum dividend that could be paid by the U.S. insurance subsidiaries over the next twelve months without prior statutory approval was $118 million.
22.    Derivative Instruments and Hedging Activities
We enter into interest rate and foreign-currency swaps, futures, forwards, options, and swaptions in connection with our market risk management activities. Derivative instruments are used to manage interest rate risk relating to specific groups of assets and liabilities, including investment securities, MSRs, and debt. In addition, we use foreign exchange contracts to mitigate foreign-currency risk associated with foreign-currency-denominated investment securities, foreign-currency-denominated debt, foreign exchange transactions, and our net investment in foreign subsidiaries. Our primary objective for utilizing derivative financial instruments is to manage market risk volatility associated with interest rate and foreign-currency risks related to the assets and liabilities.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

We enter into economic hedges to mitigate exposure for the following categories.

•
MSRs — Our MSRs are generally subject to loss in value when mortgage rates decline. Declining mortgage rates generally result in an increase in refinancing activity that increases prepayments and results in a decline in the value of MSRs. To mitigate the impact of this risk, we maintain a portfolio of financial instruments, primarily derivative instruments that increase in value when interest rates decline. The primary objective is to minimize the overall risk of loss in the value of MSRs due to the change in fair value caused by interest rate changes.

We may use a multitude of derivative instruments to manage the interest rate risk related to MSRs. They include, but are not limited to, interest rate futures contracts, call or put options on U.S. Treasuries, swaptions, forward sales of MBS, futures, interest rate swaps, interest rate floors, and interest rate caps. We monitor and actively manage our risk on a daily basis.

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

Foreign Currency Risk
We enter into derivative financial instrument contracts to mitigate the risk associated with variability in cash flows related to foreign-currency financial instruments. Currency forwards are used to economically hedge foreign exchange exposure on foreign-currency-denominated debt by converting the funding currency to the same currency of the assets being financed. Similar to our interest rate derivatives, the derivatives are generally entered into or traded concurrent with the debt issuance with the terms of the derivative matching the terms of the underlying debt.
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
We also periodically purchase nonfunctional currency denominated investment securities and enter into foreign-currency forward contracts with external counterparties to hedge against changes in the fair value of the securities, through maturity, due to changes in the related foreign-currency exchange rate. The foreign-currency forward contracts are recorded at fair value with changes recorded to earnings. The changes in value of the securities due to changes in foreign-currency exchange rates are also recorded to earnings. In the case of

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

securities classified as available-for-sale, any changes in fair value due to unhedged risks are recorded to accumulated other comprehensive income.
Except for our net investment hedges and fair value foreign-currency hedges of available-for-sale securities, we generally have not elected to treat any foreign-currency derivatives as hedges for accounting purposes principally because the changes in the fair values of the foreign-currency swaps are substantially offset by the foreign-currency revaluation gains and losses of the underlying assets and liabilities.
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
We placed cash and securities collateral totaling $1.3 billion and $1.4 billion at December 31, 2012 and 2011, respectively, in accounts maintained by counterparties. We received cash collateral from counterparties totaling $941 million and $1.4 billion at December 31, 2012 and 2011, respectively. The receivables for collateral placed and the payables for collateral received are included on our Consolidated Balance Sheet in other assets and accrued expenses and other liabilities, respectively. In certain circumstances, we receive or post securities as collateral with counterparties. We do not record such collateral received on our Consolidated Balance Sheet unless certain conditions are met. At December 31, 2012 and 2011, we received noncash collateral of $0.3 million and $43 million, respectively.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Balance Sheet Presentation
The following table summarizes the fair value amounts of derivative instruments reported on our Consolidated Balance Sheet. The fair value amounts are presented on a gross basis, are segregated by derivatives that are designated and qualifying as hedging instruments or those that are not, and are further segregated by type of contract within those two categories. At December 31, 2012, $2.3 billion of the derivative contracts in a receivable position were classified as other assets on the Consolidated Balance Sheet. At December 31, 2011, $5.7 billion and $14 million of the derivative contracts in a receivable position were classified as other assets and trading assets, respectively, on the Consolidated Balance Sheet. At December 31, 2012, $2.5 billion of derivative contracts in a liability position were classified as accrued expenses and other liabilities on the Consolidated Balance Sheet. At December 31, 2011, $5.4 billion of derivative contracts in a liability position and $12 million of trading derivatives were both classified as accrued expenses and other liabilities on the Consolidated Balance Sheet.

	2012			2011
	Derivative contracts in a		Notional amount	Derivative contracts in a		Notional amount
December 31, ($ in millions)	receivable position (a)	payable position (b)		receivable position (a)	payable position (b)
Derivatives qualifying for hedge accounting
Interest rate risk
Fair value accounting hedges	$411	$—	$7,248	$289	$4	$8,398
Cash flow accounting hedges	—	10	2,580	4	—	3,000
Total interest rate risk	411	10	9,828	293	4	11,398
Foreign exchange risk
Net investment accounting hedges	35	53	8,693	123	54	8,208
Total derivatives qualifying for hedge accounting	446	63	18,521	416	58	19,606
Economic hedges and trading derivatives
Interest rate risk
MSRs	1,616	2,299	146,405	4,812	5,012	523,037
Mortgage loan commitments and mortgage loans held-for-sale	49	23	9,617	95	107	24,950
Debt	28	29	17,716	81	54	25,934
Other	154	27	41,514	160	101	42,142
Total interest rate risk	1,847	2,378	215,252	5,148	5,274	616,063
Foreign exchange risk	5	27	2,464	137	47	7,569
Total economic hedges and trading derivatives	1,852	2,405	217,716	5,285	5,321	623,632
Total derivatives	$2,298	$2,468	$236,237	$5,701	$5,379	$643,238

(a)	Includes accrued interest of $175 million and $459 million at December 31, 2012 and 2011, respectively.

(b)	Includes accrued interest of $144 million and $458 million at December 31, 2012 and 2011, respectively.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Comprehensive Income Presentation
The following table summarizes the location and amounts of gains and losses on derivative instruments reported in our Consolidated Statement of Comprehensive Income.

Year ended December 31, ($ in millions)	2012	2011	2010
Derivatives qualifying for hedge accounting
Gain recognized in earnings on derivatives (a)
Interest rate contracts
Interest on long-term debt	$164	$892	$161
Foreign exchange contracts
Other income, net of losses	—	35	—
Loss recognized in earnings on hedged items (b)
Interest rate contracts
Interest on long-term debt	(193)	(848)	(119)
Foreign exchange contracts
Other income, net of losses	—	(35)	—
Total derivatives qualifying for hedge accounting	(29)	44	42
Economic and trading derivatives
(Loss) gain recognized in earnings on derivatives
Interest rate contracts
Interest on long-term debt	(3)	(3)	—
Servicing asset valuation and hedge activities, net	669	817	478
Loss on mortgage and automotive loans, net	(125)	(727)	(332)
Other income, net of losses	(18)	(70)	(102)
Other operating expenses	—	—	(9)
Total interest rate contracts	523	17	35
Foreign exchange contracts (c)
Interest on long-term debt	(39)	61	(127)
Other income, net of losses	(48)	17	158
Other operating expenses	2	(21)	—
Total foreign exchange contracts	(85)	57	31
Gain recognized in earnings on derivatives	$409	$118	$108

(a)
Amounts exclude gains related to interest for qualifying accounting hedges of debt, which are primarily offset by the fixed coupon payment on the long-term debt. The gains were $123 million, $257 million, and $322 million for the years ended December 31, 2012, 2011, and 2010, respectively.

(b)
Amounts exclude gains related to amortization of deferred basis adjustments on the hedged items. The gains were $231 million, $229 million, and $164 million for the years ended December 31, 2012, 2011, and 2010, respectively.

(c)
Amounts exclude gains and losses related to the revaluation of the related foreign-denominated debt or receivable. Gains of $75 million, and losses of $77 million and $53 million, were recognized for the years ended December 31, 2012, 2011, and 2010, respectively.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following table summarizes derivative instruments used in cash flow and net investment hedge accounting relationships.

Year ended December 31, ($ in millions)	2012	2011	2010
Cash flow hedges
Interest rate contracts
Gain reclassified from accumulated other comprehensive income to interest on long-term debt	$1	$—	$—
(Loss) gain recorded directly to interest on long-term debt	(7)	5	—
Total interest on long-term debt	$(6)	$5	$—
(Loss) gain recognized in other comprehensive income	$(7)	$(1)	$4
Net investment hedges
Foreign exchange contracts
(Loss) gain reclassified from accumulated other comprehensive income to other income, net of losses	$(1)	$(8)	$12
Loss recorded directly to other income, net of losses (a)	—	(3)	(18)
Total other income, net of losses	$(1)	$(11)	$(6)
(Loss) gain recognized in other comprehensive income (b)	$(270)	$173	$(183)

(a)	The amounts represent the forward points excluded from the assessment of hedge effectiveness.

(b)
The amounts represent the effective portion of net investment hedges. There are offsetting amounts recognized in accumulated other comprehensive income related to the revaluation of the related net investment in foreign operations. There were gains of $285 million, losses of $237 million, and gains of $187 million for the years ended December 31, 2012, 2011, and 2010, respectively.

23.    Income Taxes
The following table summarizes income (loss) from continuing operations before income tax expense.

Year ended December 31, ($ in millions)	2012	2011	2010
U.S. (loss) income	$(773)	$(834)	$443
Non-U.S. income (loss)	18	(117)	(51)
(Loss) income from continuing operations before income tax expense	$(755)	$(951)	$392
The significant components of income tax expense from continuing operations were as follows.

Year ended December 31, ($ in millions)	2012	2011	2010
Current income tax (benefit) expense
U.S. federal	$—	$18	$23
Foreign	(24)	26	36
State and local	10	12	58
Total current (benefit) expense	(14)	56	117
Deferred income tax (benefit) expense
U.S. federal	(1,058)	—	(6)
Foreign	25	(5)	—
State and local	(237)	—	(7)
Total deferred benefit	(1,270)	(5)	(13)
Total income tax (benefit) expense from continuing operations	$(1,284)	$51	$104

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

A reconciliation of the (benefit) provision for income taxes with the amounts at the statutory U.S. federal income tax rate is shown in the following table.

Year ended December 31, ($ in millions)	2012	2011	2010
Statutory U.S. federal tax (benefit) expense	$(264)	$(333)	$137
Change in tax resulting from
Effect of valuation allowance change	(984)	339	(124)
State and local income taxes, net of federal income tax benefit	(71)	7	2
Tax Credits	(45)	(3)	—
Changes in unrecognized tax benefits	(7)	(5)	54
Foreign tax differential	2	31	(20)
Non-deductible expenses	64	8	4
Other, net	21	7	51
Tax (benefit) expense	$(1,284)	$51	$104
As discussed in Note 1, on May 14, 2012, we deconsolidated ResCap for financial reporting purposes. For U.S. federal tax purposes, however, ResCap will continue to be included in our consolidated return filing until ultimate disposition of our ownership in ResCap. Given that the Debtors are disregarded entities for U.S. tax purposes, there should not be a reduction to our net deferred tax assets as a result of the Bankruptcy filing.
Our income tax (benefit) expense from continuing operations has not naturally corresponded with our (loss) income from continuing operations before income tax for the years ended December 31, 2012, 2011, and 2010, given we had U.S. and foreign valuation allowance movements during those years. For 2012, consolidated income tax benefit from continuing operations of $1.3 billion is largely driven by a release of a portion of our U.S. valuation allowance.
As of each reporting date, we consider existing evidence, both positive and negative, that could impact our view with regard to future realization of deferred tax assets. As of December 31, 2012, we determined that positive evidence existed to conclude that it is more likely than not that ordinary-in-character deferred tax assets are realizable, and therefore, we reduced the valuation allowance accordingly. Positive evidence in this assessment consisted of forecasts of future taxable income that are sufficient to realize net operating loss carryforwards before their expiration, coupled with our emergence from a cumulative three-year U.S. pretax loss (after removing the effects of non-recurring charges and discontinued operations). Certain U.S. deferred tax assets remain offset with a valuation allowance as discussed below.
We believe it is more likely than not that the benefit for certain U.S. net operating loss, capital loss, and foreign tax credit carryforwards will not be realized. In recognition of this risk, we have provided a valuation allowance of $1.6 billion on the deferred tax assets relating to these carryforwards. In particular, the deferred tax assets and liabilities as of December 31, 2012, reflect the U.S. income tax effects of the anticipated sale of entities held-for-sale at net book value. In concluding to maintain a valuation allowance against our capital loss carryforwards, we considered the positive evidence that we have entered into agreements to sell our held-for-sale entities for amounts in excess of book value. We also considered and ultimately weighted more heavily the negative evidence that we have historically had difficulty generating significant capital gains; capital loss carryforwards have a relatively short carryforward period; the timing of disposal of the held-for-sale entities is uncertain; and the disposal of the held-for-sale entities are subject to various levels of regulatory approval in numerous countries. Successful completion during 2013 of the sales of entities currently held-for-sale may result in capital gains that would allow us to realize capital loss carryforwards. A related reversal of valuation allowance on these deferred tax assets would be recognized as an income tax benefit upon such utilization.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The significant components of deferred tax assets and liabilities are reflected in the following table.

December 31, ($ in millions)	2012	2011
Deferred tax assets
Tax credit carryforwards	$1,631	$161
Tax loss carryforwards	1,025	1,976
Mark-to-market on consumer finance receivables and loans	880	695
Equity investment in ResCap	486	—
Provision for loan losses	306	775
Hedging transactions	267	280
State and local taxes	263	186
ResCap settlement accrual	262	—
Sales of finance receivables and loans	206	182
Unearned insurance premiums	142	158
Contingency reserves	19	169
Other	247	568
Gross deferred tax assets	5,734	5,150
Valuation allowance	(1,653)	(2,274)
Net deferred tax assets	4,081	2,876
Deferred tax liabilities
Lease transactions	1,756	2,052
Basis difference in subsidiaries	454	—
Deferred acquisition costs	333	328
Debt transactions	226	32
Unrealized gains on securities	16	180
Other	112	157
Gross deferred tax liabilities	2,897	2,749
Net deferred tax assets	$1,184	$127
At December 31, 2012, we had U.S. federal and state net operating loss carryforwards and capital loss carryforwards. The federal net operating loss carryforwards of $668 million expire in the years 2025–2031. The federal capital loss carryforwards of $2.2 billion expire in the years 2014–2017. The corresponding expiration periods for the state net operating loss carryforwards of $1.7 billion and capital loss carryforwards of $3.1 billion are 2014–2032 and 2014–2017, respectively. Additionally, U.S. foreign tax credit carryforwards of $1.6 billion are available as of December 31, 2012, and expire in the years 2013–2022.
Foreign pretax income is subject to U.S. taxation when effectively repatriated. Before the third quarter of 2012, we fully provided for federal income taxes on the undistributed earnings of foreign subsidiaries except to the extent those earnings were indefinitely reinvested outside the United States. As of December 31, 2012, however, we no longer assert that any foreign earnings are indefinitely reinvested outside of the United States. This change in assertion is primarily due to the fact that agreements to sell our international operations were signed during the fourth quarter of 2012. These sales will be taxable in the United States in future periods and will result in the effective repatriation of foreign earnings. As a result of this change in assertion, all deferred tax liabilities for incremental U.S. tax that stem from temporary differences related to investments in foreign subsidiaries or foreign corporate joint ventures have been recognized as of December 31, 2012.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following table provides a reconciliation of the beginning and ending amount of unrecognized tax benefits.

($ in millions)	2012	2011	2010
Balance at January 1,	$198	$214	$172
Additions based on tax positions related to the current year	14	11	69
Additions for tax positions of prior years	2	20	3
Reductions for tax positions of prior years	(4)	(3)	(23)
Settlements	(17)	(35)	(9)
Expiration of statute of limitations	(4)	—	(2)
Foreign-currency translation adjustments	(5)	(9)	4
Deconsolidation of ResCap and discontinued operations	(82)	—	—
Balance at December 31,	$102	$198	$214
Included in the unrecognized tax benefits balances are some items, the recognition of which would not affect the effective tax rate, such as the tax effect of certain temporary differences and the portion of gross state unrecognized tax benefits that would be offset by the tax benefit of the associated federal deduction. At December 31, 2012, 2011, and 2010, the balance of unrecognized tax benefits that, if recognized, would affect our effective tax rate is $84 million, $179 million, and $199 million, respectively.
We recognize accrued interest and penalties related to uncertain income tax positions in interest expense and other operating expenses, respectively. For the years ended December 31, 2012, 2011, and 2010, $1 million, $1 million, and $1 million, respectively, were accrued for interest and penalties with the cumulative accrued balance totaling $7 million at December 31, 2012, $178 million at December 31, 2011, and $201 million at December 31, 2010.
We anticipate the examination of various U.S. income tax returns along with the examinations by various foreign, state, and local jurisdictions will be completed within the next twelve months. As such, it is reasonably possible that certain tax positions may be settled and the unrecognized tax benefits would decrease by $22 million, which includes interest and penalties.
We file tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. Our most significant operations remaining following our commitment to sell various international operations are the United States and Canada. The oldest tax years that remain subject to examination for those jurisdictions are 2009 and 2004, respectively.
24.    Employee Benefit and Compensation Plans
Defined Contribution Plan
A significant number of our employees are covered by defined contribution plans. Employer contributions vary based on criteria specific to each individual plan and amounted to $56 million, $66 million, and $58 million in 2012, 2011, and 2010, respectively. These costs were recorded as compensation and benefits expense in our Consolidated Statement of Income. We expect contributions for 2013 to be similar to contributions made in 2012.
Defined Benefit Pension Plan
Certain of our employees are eligible to participate in separate retirement plans that provide for pension payments upon retirement based on factors such as length of service and salary. In recent years, we have transferred, frozen, or terminated a significant number of our other defined benefit plans. All income and expense noted for pension accounting was recorded as compensation and benefits expense in our Consolidated Statement of Income.
The following summarizes information related to our pension plans.

Year ended December 31, ($ in millions)	2012	2011
Projected benefit obligation	$355	$528
Fair value of plan assets	214	398
Underfunded status	$(141)	$(130)
The underfunded position is recognized on the Consolidated Balance Sheet and the change in the underfunded position was recorded in other comprehensive income (loss).
Defined Benefit Pension Plan Actions
GMAC Mortgage Group LLC, our wholly owned subsidiary, sponsors a defined benefit pension plan (the GMACM Pension Plan) for which the accrual of additional benefits were previously frozen. The GMACM Pension Plan primarily covers former employees of certain discontinued or non-core businesses of our Mortgage and Insurance operations. In October 2012, we entered into an agreement under which the GMACM Pension Plan purchased a group annuity contract from a third-party insurance company that requires the insurance company to

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

pay and administer all future annuity payments to the current retiree population of the GMACM Pension Plan (retired as of September 1, 2012) beginning on January 1, 2013. Additionally, during the fourth quarter the GMACM Pension Plan completed a program whereby we offered voluntary lump-sum distributions to terminated employees with vested benefits. In connection with these combined actions we recorded a settlement loss of $95 million.
Other Postretirement Benefits
Certain of our subsidiaries participated in various postretirement medical, dental, vision, and life insurance plans. We have provided for certain amounts associated with estimated future postretirement benefits other than pensions and characterized such amounts as other postretirement benefits. Other postretirement benefits expense (income), which is recorded in compensation and benefits expense in our Consolidated Statement of Income, was minimal in 2012, 2011, and 2010. We expect our other postretirement benefit expense to continue to be minimal in future years.
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
Pursuant to the terms of the LTIP plan, the Ally Board of Directors determines a share price valuation for share-based compensation awards not less than annually. The Ally Board of Directors thus determined a share price of $8,500 per share for purposes of the LTIP plan as of December 31, 2011. A share price valuation of $9,000 per share was determined as of March 31, 2012. The valuation remained unchanged at $9,000 per share as of December 31, 2012. The changes in award valuation resulted in an increase to compensation expense for RSU, DSU, and IRSU awards of $5 million, $8 million, and $2 million, respectively, recognized in 2012. The impact was recorded as compensation and benefits expense in our Consolidated Statement of Income.
RSU awards are incentive awards granted to executives as phantom shares of Ally. The majority of awards granted in 2008 and 2009 vest ratably on an annual basis based on continued service on December 31, 2012 with the final tranche vesting on December 31, 2012. Participants had the option at grant date to defer the valuation and payout for awards granted in 2008 and 2009. A majority of the participants who received awards granted in 2010, 2011, and 2012 vest ratably over a three-year period starting on the date the award was issued with the majority of the awards fully vesting in February 2013, February 2014, and February 2015, respectively. The awards require liability treatment and are remeasured quarterly at fair value until they are paid. The compensation costs related to these awards are ratably charged to expense over the applicable service period. Changes in fair value related to the portion of the awards that have vested and have not been paid are recognized in earnings in the period in which the changes occur. At December 31, 2012 there were a total of 17,057 RSU award shares outstanding, composed of 189 shares awarded during 2008, 844 shares awarded during 2009, 2,648 shares awarded during 2010, 5,956 shares awarded during 2011, and 7,420 shares awarded during 2012. At December 31, 2011 there were a total of 26,707 RSU award shares outstanding, composed of 3,806 shares awarded during 2008, 5,199 shares awarded during 2009, 9,281 shares awarded during 2010, and 8,421 shares awarded during 2011. We recognized compensation expense related to RSU awards of $92 million, $56 million and $63 million for the years ended December 31, 2012, 2011 and 2010, respectively. These costs were recorded as compensation and benefits expense in our Consolidated Statement of Income.
DSU awards are granted to senior executives as phantom shares of Ally and are included as part of their base salary. DSU awards are generally granted ratably each pay period throughout the year, vest immediately upon grant, and are paid in cash. DSUs awarded in 2012 will generally be redeemable in three equal installments: the first on the final payroll date of 2012, the second ratably over 2013 and the third ratably over 2014. DSUs awarded in 2011 are generally redeemable in three equal annual installments beginning on the first anniversary of grant. The DSU awards require liability treatment and are remeasured quarterly at fair value until they are paid, with each change in value fully charged to compensation expense in the period in which the change occurs. At December 31, 2012 and 2011 there were a total of 13,190 and 13,743 DSU award shares outstanding, respectively. We recognized compensation expense related to DSU awards of $65 million, $25 million and $75 million for the years ended December 31, 2012, 2011 and 2010, respectively, for the outstanding awards. These costs were recorded as compensation and benefits expense in our Consolidated Statement of Income.
IRSU awards are incentive awards granted to senior executives as phantom shares of Ally. There were no IRSUs granted to senior executives in 2012. IRSU awards from 2009, 2010 and 2011 generally vest in full after two years from the date of grant based on continued service with Ally. After the vesting requirement is met, IRSU payouts will be made only as we repay our TARP obligations. Payouts will be made in 25% increments based on the percentage of TARP obligations that have been repaid, as determined in accordance with the established guidelines for determining "repayment".
As of December 31, 2012, Ally had repaid more than 25%, but less than 50%, of its TARP obligations. Payouts are based on the fair value of the phantom shares at the time of the payout. The awards require liability treatment and are remeasured quarterly at fair value until they are paid. The compensation costs related to these awards are ratably charged to expense over the requisite service period. Changes in fair value relating to the portion of the awards that have vested and have not been paid are recognized in earnings in the period in which the changes occur. At December 31, 2012 and 2011 there were a total of 6,475 and 7,975 IRSU award shares outstanding, respectively. We

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

recognized compensation expense related to IRSU awards of $30 million, $14 million and $10 million for the years ended December 31, 2012, 2011 and 2010, respectively, for the outstanding awards. These costs were recorded as compensation and benefits expense in our Consolidated Statement of Income.
25.    Fair Value
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

Transfers
Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfer occurred. There were no transfers between any levels during the year ended December 31, 2012.

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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

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

•
MSRs — MSRs are classified as Level 3 because there are limited MSR market transactions that are directly observable; therefore, we use internally developed discounted cash flow models (an income approach) to estimate the fair value. These internal valuation models estimate net cash flows based on internal operating assumptions that we believe would be used by market participants in orderly transactions combined with market-based assumptions for loan prepayment rates, interest rates, and discount rates that we believe approximate yields required by investors in this asset. Cash flows primarily include servicing fees, float income, and late fees in each case less operating costs to service the loans. The estimated cash flows are discounted using an option-adjusted spread-derived discount rate.

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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

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

	Recurring fair value measurements
December 31, 2012 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Investment securities
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$697	$1,517	$—	$2,214
Foreign government	3	300	—	303
Mortgage-backed residential	—	6,906	—	6,906
Asset-backed	—	2,340	—	2,340
Corporate debt securities	—	1,263	—	1,263
Total debt securities	700	12,326	—	13,026
Equity securities (a)	1,152	—	—	1,152
Total available-for-sale securities	1,852	12,326	—	14,178
Mortgage loans held-for-sale, net (b)	—	2,490	—	2,490
Mortgage servicing rights	—	—	952	952
Other assets
Interests retained in financial asset sales	—	—	154	154
Derivative contracts in a receivable position
Interest rate	40	2,170	48	2,258
Foreign currency	—	40	—	40
Total derivative contracts in a receivable position	40	2,210	48	2,298
Collateral placed with counterparties (c)	103	99	—	202
Total assets	$1,995	$17,125	$1,154	$20,274
Liabilities
Accrued expenses and other liabilities
Derivative contracts in a payable position
Interest rate	$(13)	$(2,374)	$(1)	$(2,388)
Foreign currency	—	(78)	(2)	(80)
Total derivative contracts in a payable position	(13)	(2,452)	(3)	(2,468)
Total liabilities	$(13)	$(2,452)	$(3)	$(2,468)

(a)	Our investment in any one industry did not exceed 21%.

(b)	Carried at fair value due to fair value option elections.

(c)	Represents collateral in the form of investment securities. Cash collateral was excluded.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

	Recurring fair value measurements
December 31, 2011 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Trading assets (excluding derivatives)
Mortgage-backed residential securities	$—	$575	$33	$608
Total trading assets	—	575	33	608
Investment securities
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	903	643	—	1,546
States and political subdivisions	—	1	—	1
Foreign government	427	357	—	784
Mortgage-backed residential	—	7,312	—	7,312
Asset-backed	—	2,553	62	2,615
Corporate debt securities	—	1,491	—	1,491
Other debt securities	—	327	—	327
Total debt securities	1,330	12,684	62	14,076
Equity securities (a)	1,059	—	—	1,059
Total available-for-sale securities	2,389	12,684	62	15,135
Mortgage loans held-for-sale, net (b)	—	3,889	30	3,919
Consumer mortgage finance receivables and loans, net (b)	—	—	835	835
Mortgage servicing rights	—	—	2,519	2,519
Other assets
Interests retained in financial asset sales	—	—	231	231
Derivative contracts in a receivable position (c)
Interest rate	79	5,274	88	5,441
Foreign currency	—	242	18	260
Total derivative contracts in a receivable position	79	5,516	106	5,701
Collateral placed with counterparties (d)	328	—	—	328
Total assets	$2,796	$22,664	$3,816	$29,276
Liabilities
Long-term debt
On-balance sheet securitization debt (b)	$—	$—	$(830)	$(830)
Accrued expenses and other liabilities
Derivative contracts in a payable position (c)
Interest rate	(32)	(5,229)	(17)	(5,278)
Foreign currency	—	(99)	(2)	(101)
Total derivative contracts in a payable position	(32)	(5,328)	(19)	(5,379)
Loan repurchase liabilities (b)	—	—	(29)	(29)
Trading liabilities (excluding derivatives)	(61)	—	—	(61)
Total liabilities	$(93)	$(5,328)	$(878)	$(6,299)

(a)	Our investment in any one industry did not exceed 18%.

(b)	Carried at fair value due to fair value option elections.

(c)	Includes derivatives classified as trading.

(d)	Represents collateral in the form of investment securities. Cash collateral was excluded.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following table presents quantitative information regarding the significant unobservable inputs used in significant Level 3 assets and liabilities measured at fair value on a recurring basis.

December 31, 2012 ($ in millions)	Level 3 recurring measurements	Valuation technique	Unobservable input	Range
Assets
Mortgage servicing rights	$952	(a)	(a)	(a)
Other assets
Interests retained in financial asset sales	154	Discounted cash flow	Discount rate	5.4-6.1%
			Commercial paper rate	0-0.1%

(a)	Refer to Note 11 for information related to MSR valuation assumptions and sensitivities.

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

	Level 3 recurring fair value measurements
		Net realized/unrealized gains (losses)									Fair value at Dec. 31, 2012	Net unrealized gains (losses) included in earnings still held at Dec. 31, 2012
($ in millions)	Fair value at Jan. 1, 2012	included in earnings		included in OCI	Purchases	Sales		Issuances	Settlements	Transfers out due to deconsolidation or discontinued operations (a)
Assets
Trading assets (excluding derivatives)
Mortgage-backed residential securities	$33	$2	(b)	$—	$—	$—		$—	$(4)	$(31)	$—	$4	(b)
Investment securities
Available-for-sale debt securities
Asset-backed	62	19		(12)	—	(69)		—	—	—	—	—
Mortgage loans held-for-sale, net (c)	30	—		—	12	—		—	(11)	(31)	—	—
Consumer mortgage finance receivables and loans, net (c)	835	121	(c)	—	—	(245)	(d)	—	(124)	(587)	—	51	(c)
Mortgage servicing rights	2,519	(677)	(e)	—	—	—		240	—	(1,130)	952	(677)	(e)
Other assets
Interests retained in financial asset sales	231	46	(f)	—	—	—		—	(123)	—	154	—
Derivative contracts, net (g)
Interest rate	71	(78)	(h)	—	—	—		—	53	1	47	1	(h)
Foreign currency	16	(32)	(h)	—	—	—		—	—	14	(2)	(50)	(h)
Total derivative contracts in a receivable position, net	87	(110)		—	—	—		—	53	15	45	(49)
Total assets	$3,797	$(599)		$(12)	$12	$(314)		$240	$(209)	$(1,764)	$1,151	$(671)
Liabilities
Long-term debt
On-balance sheet securitization debt (c)	$(830)	$(115)	(c)	$—	$—	$—		$—	$389	$556	$—	$(62)	(c)
Accrued expenses and other liabilities
Loan repurchase liabilities (c)	(29)	—		—	(11)	—		—	10	30	—	—
Total liabilities	$(859)	$(115)		$—	$(11)	$—		$—	$399	$586	$—	$(62)

(a)
Represents the amounts transferred out of Level 3 due to the deconsolidation of ResCap or discontinued operations. Refer to Note 1 for additional information related to ResCap. Refer to Note 2 for additional information related to discontinued operations.

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

(d)	Represents the sale of consumer mortgage finance receivable and loans sold as part of the sale of a business line during 2012.

(e)	Fair value adjustment was reported as servicing-asset valuation and hedge activities, net, in the Consolidated Statement of Income.

(f)	Reported as other income, net of losses, in the Consolidated Statement of Income.

(g)	Includes derivatives classified as trading.

(h)	Refer to Note 22 for information related to the location of the gains and losses on derivative instruments in the Consolidated Statement of Income.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

	Level 3 recurring fair value measurements
	Fair value at Jan. 1, 2011	Net realized/unrealized gains (losses)			Purchases	Sales		Issuances	Settlements	Transfers out of level 3		Fair value at Dec. 31, 2011	Net unrealized gains (losses) included in earnings still held at Dec. 31, 2011
($ in millions)		included in earnings		included in OCI
Assets
Trading assets (excluding derivatives)
Mortgage-backed residential securities	$44	$5	(a)	$—	$—	$—		$—	$(16)	$—		$33	$14	(a)
Asset-backed securities	94	—		—	—	(94)		—	—	—		—	—
Total trading assets	138	5		—	—	(94)		—	(16)	—		33	14
Investment securities
Available-for-sale debt securities
Mortgage-backed residential	1	—		—	—	(1)		—	—	—		—	—
Asset-backed	—	18	(b)	14	94	(64)		—	—	—		62	—
Total debt securities	1	18		14	94	(65)		—	—	—		62	—
Mortgage loans held-for-sale, net (c)	4	(1)	(c)	—	46	(1)		—	(18)	—		30	(2)	(c)
Consumer mortgage finance receivables and loans, net (c)	1,015	352	(c)	1	—	—		—	(533)	—		835	136	(c)
Mortgage servicing rights	3,738	(1,606)	(d)	—	31	(266)	(e)	622	—	—		2,519	(1,605)	(d)
Other assets
Interests retained in financial asset sales	568	180	(f)	—	—	—		3	(520)	—		231	(15)	(f)
Derivative contracts, net (g)
Interest rate	(13)	148	(h)	—	—	—		—	(41)	(23)	(i)	71	145	(h)
Foreign currency	—	16	(h)	—	—	—		—	—	—		16	16	(h)
Total derivative contracts in a (payable) receivable position, net	(13)	164		—	—	—		—	(41)	(23)		87	161
Total assets	$5,451	$(888)		$15	$171	$(426)		$625	$(1,128)	$(23)		$3,797	$(1,311)
Liabilities
Long-term debt
On-balance sheet securitization debt (c)	$(972)	$(371)	(c)	$1	$—	$—		$—	$512	$—		$(830)	$(184)	(c)
Accrued expenses and other liabilities
Loan repurchase liabilities (c)	—	2	(c)	—	(46)	—		—	15	—		(29)	2	(c)
Total liabilities	$(972)	$(369)		$1	$(46)	$—		$—	$527	$—		$(859)	$(182)

(a)	The fair value adjustment was reported as other income, net of losses, and the related interest was reported as interest on trading assets in the Consolidated Statement of Income.

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

(f)	Reported as other income, net of losses, in the Consolidated Statement of Income.

(g)	Includes derivatives classified as trading.

(h)	Refer to Note 22 for information related to the location of the gains and losses on derivative instruments in the Consolidated Statement of Income.

(i)
The in-house valuations of some derivative contracts classified as Level 3 was replaced with third-party-developed valuation models that are widely accepted in the market to value these over-the-counter derivative contracts. The specific terms of the contract and market observable inputs are entered into the model. We reclassified these over-the-counter derivative contracts as Level 2 because all significant inputs into these models were market observable.

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
The following tables display the assets and liabilities measured at fair value on a nonrecurring basis.

	Nonrecurring fair value measurements				Lower-of-cost or fair value or valuation reserve allowance	Total loss included in earnings for the year ended
December 31, 2012 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Commercial finance receivables and loans, net (a)
Automotive	$—	$—	$108	$108	$(19)	n/m	(b)
Other	—	—	23	23	(7)	n/m	(b)
Total commercial finance receivables and loans, net	—	—	131	131	(26)	n/m	(b)
Other assets
Repossessed and foreclosed assets (c)	—	—	3	3	(2)	n/m	(b)
Cost basis investment in ResCap (d)	—	—	—	—	—	(442)
Total assets	$—	$—	$134	$134	$(28)	$(442)
n/m = not meaningful

(a)	Represents the portion of the portfolio specifically impaired during 2012. The related valuation allowance represents the cumulative adjustment to fair value of those specific receivables.

(b)
We consider the applicable valuation or loan loss allowance to be the most relevant indicator of the impact on earnings caused by the fair value measurement. Accordingly, the table above excludes total gains and losses included in earnings for these items. The carrying values are inclusive of the respective valuation or loan loss allowance.

(c)	The allowance provided for repossessed and foreclosed assets represents any cumulative valuation adjustment recognized to adjust the assets to fair value.

(d)	Represents the impairment of our investment in ResCap during 2012. Refer to Note 1 for additional information related to ResCap.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

	Nonrecurring fair value measurements				Lower-of-cost or fair value or valuation reserve allowance	Total loss included in earnings for the year ended
December 31, 2011 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans held-for-sale (a)	$—	$—	$479	$479	$(60)	n/m	(b)
Commercial finance receivables and loans, net (c)
Automotive	—	—	310	310	(30)	n/m	(b)
Mortgage	—	1	14	15	(10)	n/m	(b)
Other	—	—	20	20	(10)	n/m	(b)
Total commercial finance receivables and loans, net	—	1	344	345	(50)	n/m	(b)
Other assets
Property and equipment	—	13	—	13	n/m (d)	$(8)
Repossessed and foreclosed assets (e)	—	32	27	59	(15)	n/m	(b)
Total assets	$—	$46	$850	$896	$(125)	$(8)
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

December 31, 2012 ($ in millions)	Level 3 nonrecurring measurements	Valuation technique	Unobservable input	Range
Assets
Commercial finance receivables and loans, net
Automotive	$108	Fair value of collateral	Adjusted appraisal value	65.0-95.0%
Fair Value Option for Financial Assets and Financial Liabilities
A description of the financial assets and liabilities elected to be measured at fair value is as follows. Our intent in electing fair value for all these items was to mitigate a divergence between accounting losses and economic exposure for certain assets and liabilities.

•
On-balance sheet mortgage securitizations — We elected to measure at fair value certain domestic consumer mortgage finance receivables and loans and the related debt held in on-balance sheet mortgage securitization structures. The fair value-elected loans were classified as finance receivable and loans, net, on the Consolidated Balance Sheet. Our policy is to separately record interest income on the fair value-elected loans (unless the loans are placed on nonaccrual status); however, the accrued interest was excluded from the fair value presentation. We classified the fair value adjustment recorded for the loans as other income, net of losses, in the Consolidated Statement of Income.

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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Excluded from the fair value option were conforming and government-insured loans funded on or prior to July 31, 2009, and those repurchased or rerecognized. The loans funded on or prior to July 31, 2009, were ineligible because the election must be made at the time of funding. Repurchased and rerecognized conforming and government-insured loans were not elected because the election would not mitigate earning volatility. We repurchase or rerecognize loans due to representation and warranty obligations or conditional repurchase options. Typically, we will be unable to resell these assets through regular channels due to characteristics of the assets. Since the fair value of these assets is influenced by factors that cannot be hedged, we did not elect the fair value option.
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

We carried these fair value-elected optional repurchase loan balance as loans held-for-sale, net, on the Consolidated Balance Sheet. The fair value adjustment recorded for these loans was classified as other income, net of losses, in the Consolidated Statement of Income. We carried the fair value-elected corresponding liability as accrued expenses and other liabilities on the Consolidated Balance Sheet. The fair value adjustment recorded for these liabilities were classified as other income, net of losses, in the Consolidated Statement of Income.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following tables summarize the fair value option elections and information regarding the amounts recorded as earnings for each fair value option-elected item.

	Changes included in the
	Consolidated Statement of Income
Year ended December 31, ($ in millions)	Interest and fees on finance receivables and loans (a)	Interest on loans held-for-sale (a)	Interest on long-term debt (b)	Gain on mortgage loans, net	Other income, net of losses	Total included in earnings	Change in fair value due to credit risk (c)
2012
Assets
Mortgage loans held-for-sale, net	$—	$82	$—	$262	$—	$344	$—	(d)
Consumer mortgage finance receivables and loans, net	59	—	—	—	62	121	(24)	(e)
Liabilities
Long-term debt
On-balance sheet securitization debt	—	—	(34)	—	(81)	(115)	(8)	(f)
Total						$350
2011
Assets
Mortgage loans held-for-sale, net	$—	$176	$—	$908	$—	$1,084	$—	(d)
Consumer mortgage finance receivables and loans, net	200	—	—	—	153	353	(119)	(e)
Liabilities
Long-term debt
On-balance sheet securitization debt	—	—	(116)	—	(256)	(372)	(20)	(f)
Accrued expenses and other liabilities
Loan repurchase liabilities	—	—	—	—	2	2	—
Total						$1,067

(a)	Interest income is measured by multiplying the unpaid principal balance on the loans by the coupon rate and the number of days of interest due.

(b)	Interest expense is measured by multiplying bond principal by the coupon rate and the number of days of interest due to the investor.

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

	2012		2011
December 31, ($ in millions)	Unpaid principal balance	Fair value (a)	Unpaid principal balance	Fair value (a)
Assets
Mortgage loans held-for-sale, net
Total loans	$2,416	$2,490	$3,766	$3,919
Nonaccrual loans	47	25	54	27
Loans 90+ days past due (b)	36	19	53	27
Consumer mortgage finance receivables and loans, net
Total loans	—	—	2,436	835
Nonaccrual loans (c)	—	—	506	209
Loans 90+ days past due (b) (c)	—	—	362	163
Liabilities
Long-term debt
On-balance sheet securitization debt	$—	$—	$(2,559)	$(830)
Accrued expenses and other liabilities
Loan repurchase liabilities	—	—	(57)	(29)

(a)	Excludes accrued interest receivable.

(b)	Loans 90+ days past due are also presented within the nonaccrual loan balance and the total loan balance; however, excludes government-insured loans that are still accruing interest.

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

Fair Value of Financial Instruments
The following table presents the carrying and estimated fair value of financial instruments, except for those recorded at fair value on a recurring basis presented in the previous section of this note titled Recurring Fair Value. When possible, we use quoted market prices to determine fair value. Where quoted market prices are not available, the fair value is internally derived based on appropriate valuation methodologies with respect to the amount and timing of future cash flows and estimated discount rates. However, considerable judgment is required in interpreting market data to develop estimates of fair value, so the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions or estimation methodologies could be material to the estimated fair values. Fair value information presented herein was based on information available at December 31, 2012 and 2011.

	2012					2011
		Estimated fair value
December 31, ($ in millions)	Carrying value	Level 1	Level 2	Level 3	Total	Carrying value	Estimated fair value
Financial assets
Loans held-for-sale, net (a)	$2,576	$—	$2,490	$86	$2,576	$8,557	$8,674
Finance receivables and loans, net (a)	97,885	—	—	98,907	98,907	113,252	113,576
Nonmarketable equity investments	303	—	272	34	306	419	423
Financial liabilities
Deposit liabilities	$47,915	$—	$—	$48,752	$48,752	$45,050	$45,696
Short-term borrowings	7,461	6	—	7,454	7,460	7,680	7,622
Long-term debt (a)(b)	74,882	—	36,018	42,533	78,551	93,525	92,142

(a)
Includes financial instruments carried at fair value due to fair value option elections. Refer to the previous section of this note titled Fair Value Option for Financial Assets and Liabilities for further information about the fair value elections.

(b)	The carrying value includes deferred interest for zero-coupon bonds of $321 million and $640 million at December 31, 2012, and 2011, respectively.
The following describes the methodologies and assumptions used to determine fair value for the significant classes of financial instruments. In addition to the valuation methods discussed below, we also followed guidelines for determining whether a market was not

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

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
26.    Segment and Geographic Information
Operating segments are defined as components of an enterprise that engage in business activity from which revenues are earned and expenses incurred for which discrete financial information is available that is evaluated regularly by our chief operating decision maker in deciding how to allocate resources and in assessing performance.
We report our results of operations on a line-of-business basis through three operating segments - Automotive Finance operations, Insurance operations, and Mortgage operations, with the remaining activity reported in Corporate and Other. The operating segments are determined based on the products and services offered, and reflect the manner in which financial information is currently evaluated by management. The following is a description of each of our reportable operating segments.
Automotive Finance operations — Provides automotive financing services to consumers and automotive dealers and includes the automotive activities of Ally Bank. For consumers, we offer retail automotive financing and leasing for new and used vehicles, and through our commercial automotive financing operations, we fund dealer purchases of new and used vehicles through wholesale or floorplan financing.
Insurance operations — Offers both consumer finance and insurance products sold primarily through the automotive dealer channel, and commercial insurance products sold to dealers. As part of our focus on offering dealers a broad range of consumer finance and insurance products, we provide vehicle service contracts, maintenance coverage, and GAP products. We also underwrite selected commercial insurance coverages, which primarily insure dealers' wholesale vehicle inventory in the United States.
Mortgage operations — Our ongoing Mortgage operations are conducted through Ally Bank. We intend to continue to originate a modest level of jumbo and conventional conforming residential mortgages for our own portfolio through a select group of correspondent lenders. Our Mortgage operations also include noncore business activities that are winding down or were business activities of ResCap, which was deconsolidated on May 14, 2012, including, among other things: portfolios in runoff; and our mortgage reinsurance business.
Corporate and Other primarily consists of our centralized corporate treasury activities, such as management of the cash and corporate investment securities portfolios, short- and long-term debt, retail and brokered deposit liabilities, derivative instruments, the amortization of the discount associated with new debt issuances and bond exchanges, most notably from the December 2008 bond exchange, and the residual impacts of our corporate funds-transfer pricing (FTP) and treasury asset liability management (ALM) activities. Corporate and Other also

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

includes our Commercial Finance Group, certain equity investments, overhead that was previously allocated to operations that have since been sold or classified as discontinued operations, and reclassifications and eliminations between the reportable operating segments.
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
Change in Reportable Segment Information
As a result of a change in management's view of our operations, we have changed the presentation of our reportable operating segments during the year ended December 31, 2012. These changes include the following:

•
During the fourth quarter of 2012, we announced that we had reached agreements to sell substantially all of our International operations. As a result, beginning in the fourth quarter of 2012, we are presenting our continuing Automotive Finance activities under one reportable operating segment, Automotive Finance operations. Previously our Automotive Finance operations were presented as two reportable operating segments, North American Automotive Finance operations and International Automotive Finance operations.

•
During the fourth quarter of 2012, we began to allocate certain expenses associated with deposit gathering activities and other additional costs of holding liquidity to our Automotive Finance and Mortgage operations. These expenses were previously included within our Corporate and Other activities. Additionally, we began to include overhead that was previously allocated to operations that have since been sold or moved into discontinued operations within our Corporate and Other activities.

•
On May 14, 2012, the Debtors filed for relief under Chapter 11 of the Bankruptcy Code in the United States. As a result of the bankruptcy filing, ResCap was deconsolidated from our financial statements; and beginning in the second quarter of 2012, we began presenting our mortgage business activities under one reportable operating segment, Mortgage operations. Previously our Mortgage operations had been presented as two reportable operating segments, Origination and Servicing operations and Legacy Portfolio and Other operations. The new presentation is consistent with the organizational alignment of the business and management's current view of the mortgage business.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Financial information for our reportable operating segments is summarized as follows.

Year ended December 31, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage operations (a)	Corporate and Other (b)	Consolidated (c)
2012
Net financing revenue (loss)	$2,827	$64	$151	$(1,173)	$1,869
Other revenue (loss)	322	1,150	1,617	(60)	3,029
Total net revenue (loss)	3,149	1,214	1,768	(1,233)	4,898
Provision for loan losses	253	—	86	(10)	329
Total noninterest expense	1,507	1,054	993	1,770	5,324
Income (loss) from continuing operations before income tax expense	$1,389	$160	$689	$(2,993)	$(755)
Total assets	$128,411	$8,439	$14,744	$30,753	$182,347
2011
Net financing revenue (loss)	$2,530	$62	$210	$(1,721)	$1,081
Other revenue	422	1,336	961	178	2,897
Total net revenue (loss)	2,952	1,398	1,171	(1,543)	3,978
Provision for loan losses	89	—	150	(51)	188
Total noninterest expense	1,530	1,082	1,643	486	4,741
Income (loss) from continuing operations before income tax expense	$1,333	$316	$(622)	$(1,978)	$(951)
Total assets	$112,591	$8,036	$33,906	$29,526	$184,059
2010
Net financing revenue (loss)	$2,697	$73	$589	$(2,053)	$1,306
Other revenue (loss)	724	1,728	1,998	(34)	4,416
Total net revenue (loss)	3,421	1,801	2,587	(2,087)	5,722
Provision for loan losses	260	—	144	(47)	357
Total noninterest expense	1,404	1,244	1,671	654	4,973
Income (loss) from continuing operations before income tax expense	$1,757	$557	$772	$(2,694)	$392
Total assets	$97,961	$8,789	$36,786	$28,472	$172,008

(a)	Represents the ResCap legal entity (prior to its deconsolidation from Ally as of May 14, 2012) and the mortgage activities of Ally Bank.

(b)	Total assets for the Commercial Finance Group were $1.5 billion, $1.2 billion, and $1.6 billion at December 31, 2012, 2011 and 2010, respectively.

(c)	Net financing revenue after the provision for loan losses totaled $1.5 billion, $0.9 billion, and $0.9 billion in 2012, 2011 and 2010, respectively.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Information concerning principal geographic areas were as follows.

Year ended December 31, ($ in millions)	Revenue (a)	Income (loss) from continuing operations before income tax expense (b)	Net income (loss) (b)	Identifiable assets (c)	Long-lived assets (d)
2012
Canada	$236	$51	$295	$13,362	$1
Europe (e)	21	33	183	10,971	16
Latin America	2	(19)	219	8,050	33
Asia-Pacific	4	3	99	395	—
Total foreign	263	68	796	32,778	50
Total domestic (f)	4,635	(823)	400	149,542	13,831
Total	$4,898	$(755)	$1,196	$182,320	$13,881
2011
Canada	$175	$(16)	$436	$15,156	$282
Europe (e)	(44)	(11)	175	9,976	92
Latin America	(50)	(105)	104	7,647	30
Asia-Pacific	2	—	69	292	—
Total foreign	83	(132)	784	33,071	404
Total domestic (f)	3,895	(819)	(941)	150,470	9,236
Total	$3,978	$(951)	$(157)	$183,541	$9,640
2010
Canada	$164	$(35)	$402	$17,321	$1,522
Europe (e)	(58)	(60)	278	11,321	406
Latin America	9	(14)	164	6,917	35
Asia-Pacific	4	6	7	202	—
Total foreign	119	(103)	851	35,761	1,963
Total domestic (f)	5,603	495	178	135,722	7,541
Total	$5,722	$392	$1,029	$171,483	$9,504

(a)	Revenue consists of net financing revenue and total other revenue as presented in our Consolidated Statement of Income.

(b)	The domestic amounts include original discount amortization of $349 million, $925 million, and $1.2 billion for the year ended December 31, 2012, 2011, and 2010, respectively.

(c)	Identifiable assets consist of total assets excluding goodwill.

(d)	Long-lived assets consist of investment in operating leases, net, and net property and equipment.

(e)	Amounts include eliminations between our foreign operations.

(f)	Amounts include eliminations between our domestic and foreign operations.
27.    Parent and Guarantor Consolidating Financial Statements
Certain of our senior notes are guaranteed by a group of subsidiaries (the Guarantors). The Guarantors, each of which is a 100% directly owned subsidiary of Ally Financial Inc., are Ally US LLC, IB Finance Holding Company, LLC (IB Finance), and GMAC Continental Corporation (GMAC Continental). The Guarantors fully and unconditionally guarantee the senior notes on a joint and several basis. In connection with the purchase and sale agreement with General Motors Financial (GMF) described in Note 2, all of the common stock of GMAC Continental will be sold to GMF. Following the closing of this equity sale transaction, GMAC Continental will cease to be a Guarantor, and the proceeds from the sale of GMAC Continental will be reinvested in IB Finance or a subsidiary of IB Finance. Following the completion of this transaction, IB Finance and Ally US LLC will remain note Guarantors.
The following financial statements present condensed consolidating financial data for (i) Ally Financial Inc. (on a parent company-only basis), (ii) the Guarantors, (iii) the nonguarantor subsidiaries (all other subsidiaries), and (iv) an elimination column for adjustments to arrive at (v) the information for the parent company, Guarantors, and nonguarantors on a consolidated basis.
Investments in subsidiaries are accounted for by the parent company and the Guarantors using the equity-method for this presentation. Results of operations of subsidiaries are therefore classified in the parent company’s and Guarantors’ investment in subsidiaries accounts. The elimination entries set forth in the following condensed consolidating financial statements eliminate distributed and undistributed income of subsidiaries, investments in subsidiaries, and intercompany balances and transactions between the parent, Guarantors, and nonguarantors.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Condensed Consolidating Statements of Income and Comprehensive Income

Year ended December 31, 2012 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$852	$—	$3,751	$—	$4,603
Interest and fees on finance receivables and loans — intercompany	116	—	22	(138)	—
Interest on loans held-for-sale	15	—	140	—	155
Interest on trading assets	—	—	13	—	13
Interest and dividends on available-for-sale investment securities	—	—	292	—	292
Interest-bearing cash	16	—	10	—	26
Interest-bearing cash — intercompany	—	—	16	(16)	—
Operating leases	232	—	2,147	—	2,379
Total financing revenue and other interest income	1,231	—	6,391	(154)	7,468
Interest expense
Interest on deposits	58	—	586	—	644
Interest on short-term borrowings	60	—	30	—	90
Interest on long-term debt	2,688	—	795	(17)	3,466
Interest on intercompany debt	(1)	1	132	(132)	—
Total interest expense	2,805	1	1,543	(149)	4,200
Depreciation expense on operating lease assets	113	—	1,286	—	1,399
Net financing (loss) revenue	(1,687)	(1)	3,562	(5)	1,869
Dividends from subsidiaries
Nonbank subsidiaries	1,074	448	—	(1,522)	—
Other revenue
Servicing fees	191	—	510	—	701
Servicing asset valuation and hedge activities, net	—	—	(8)	—	(8)
Total servicing income, net	191	—	502	—	693
Insurance premiums and service revenue earned	—	—	1,059	—	1,059
(Loss) gain on mortgage and automotive loans, net	(2)	—	534	—	532
Loss on extinguishment of debt	—	—	(148)	—	(148)
Other gain on investments, net	—	—	146	—	146
Other income, net of losses	173	474	1,290	(1,190)	747
Total other revenue	362	474	3,383	(1,190)	3,029
Total net (loss) revenue	(251)	921	6,945	(2,717)	4,898
Provision for loan losses	81	—	248	—	329
Noninterest expense
Compensation and benefits expense	760	473	608	(476)	1,365
Insurance losses and loss adjustment expenses	—	—	461	—	461
Other operating expenses	1,128	1	3,083	(714)	3,498
Total noninterest expense	1,888	474	4,152	(1,190)	5,324
(Loss) income from continuing operations before income tax benefit and undistributed income of subsidiaries	(2,220)	447	2,545	(1,527)	(755)
Income tax benefit from continuing operations	(172)	—	(1,112)	—	(1,284)
Net (loss) income from continuing operations	(2,048)	447	3,657	(1,527)	529
Income (loss) from discontinued operations, net of tax	119	(93)	641	—	667
Undistributed income of subsidiaries
Bank subsidiary	859	859	—	(1,718)	—
Nonbank subsidiaries	2,266	(105)	—	(2,161)	—
Net income	$1,196	$1,108	$4,298	$(5,406)	$1,196

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Year ended December 31, 2012 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Net income	$1,196	$1,108	$4,298	$(5,406)	$1,196
Other comprehensive (loss) income, net of tax
Unrealized gains on investment securities
Net unrealized gains arising during the period	190	39	329	(227)	331
Less: Net realized gains (losses) reclassified to net income	—	—	141	—	141
Net change	190	39	188	(227)	190
Translation adjustments and net investment hedges
Translation adjustments	184	114	205	(319)	184
Hedges	(168)	—	—	—	(168)
Net change	16	114	205	(319)	16
Cash flow hedges
Net unrealized gains arising during the period	(4)	(4)	(4)	8	(4)
Defined benefit pension plans
Net gains (losses), prior service costs, and transition obligations arising during the period	22	—	(36)	(22)	(36)
Less: Net losses, prior service costs, and transition obligations reclassified to net income	—	—	(58)	—	(58)
Net change	22	—	22	(22)	22
Other comprehensive (loss) income, net of tax	224	149	411	(560)	224
Comprehensive (loss) income	$1,420	$1,257	$4,709	$(5,966)	$1,420

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Year ended December 31, 2011 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$1,071	$—	$3,348	$(10)	$4,409
Interest and fees on finance receivables and loans — intercompany	213	—	26	(239)	—
Interest on loans held-for-sale	5	—	327	—	332
Interest on trading assets	—	—	19	—	19
Interest and dividends on available-for-sale investment securities	4	—	347	—	351
Interest-bearing cash	5	—	16	—	21
Operating leases	713	—	1,216	—	1,929
Total financing revenue and other interest income	2,011	—	5,299	(249)	7,061
Interest expense
Interest on deposits	65	—	549	—	614
Interest on short-term borrowings	56	—	60	—	116
Interest on long-term debt	3,405	(1)	926	(21)	4,309
Interest on intercompany debt	(13)	2	236	(225)	—
Total interest expense	3,513	1	1,771	(246)	5,039
Depreciation expense on operating lease assets	250	—	691	—	941
Net financing (loss) revenue	(1,752)	(1)	2,837	(3)	1,081
Dividends from subsidiaries
Nonbank subsidiaries	1,383	—	—	(1,383)	—
Other revenue
Servicing fees	270	—	1,089	(1)	1,358
Servicing asset valuation and hedge activities, net	—	—	(789)	—	(789)
Total servicing income, net	270	—	300	(1)	569
Insurance premiums and service revenue earned	—	—	1,170	—	1,170
Gain on mortgage and automotive loans, net	22	—	448	—	470
Loss on extinguishment of debt	(64)	—	—	—	(64)
Other gain on investments, net	10	—	249	—	259
Other income, net of losses	(167)	37	1,287	(664)	493
Total other revenue	71	37	3,454	(665)	2,897
Total net (loss) revenue	(298)	36	6,291	(2,051)	3,978
Provision for loan losses	58	—	130	—	188
Noninterest expense
Compensation and benefits expense	694	37	628	(37)	1,322
Insurance losses and loss adjustment expenses	—	—	483	—	483
Other operating expenses	546	1	3,017	(628)	2,936
Total noninterest expense	1,240	38	4,128	(665)	4,741
(Loss) income from continuing operations before income tax (benefit) expense and undistributed income (loss) of subsidiaries	(1,596)	(2)	2,033	(1,386)	(951)
Income tax (benefit) expense from continuing operations	(616)	(1)	668	—	51
Net (loss) income from continuing operations	(980)	(1)	1,365	(1,386)	(1,002)
Income (loss) from discontinued operations, net of tax	24	(8)	826	3	845
Undistributed income (loss) of subsidiaries
Bank subsidiary	1,254	1,254	—	(2,508)	—
Nonbank subsidiaries	(455)	477	—	(22)	—
Net (loss) income	$(157)	$1,722	$2,191	$(3,913)	$(157)

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Year ended December 31, 2011 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Net (loss) income	$(157)	$1,722	$2,191	$(3,913)	$(157)
Other comprehensive (loss) income, net of tax
Unrealized (losses) gains on investment securities
Net unrealized (losses) gains arising during the period	(82)	50	171	57	196
Less: Net realized gains reclassified to net income	6	—	278	—	284
Net change	(88)	50	(107)	57	(88)
Translation adjustments and net investment hedges
Translation adjustments	(237)	(114)	(219)	333	(237)
Hedges	173	—	—	—	173
Net change	(64)	(114)	(219)	333	(64)
Defined benefit pension plans
Net (losses) gains, prior service costs, and transition obligations arising during the period	(20)	1	(27)	19	(27)
Less: Net losses, prior service costs, and transition obligations reclassified to net income	—	—	(7)	—	(7)
Net change	(20)	1	(20)	19	(20)
Other comprehensive (loss) income, net of tax	(172)	(63)	(346)	409	(172)
Comprehensive (loss) income	$(329)	$1,659	$1,845	$(3,504)	$(329)

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Year ended December 31, 2010 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$938	$—	$3,538	$(1)	$4,475
Interest and fees on finance receivables and loans — intercompany	411	—	4	(415)	—
Interest on loans held-for-sale	75	—	512	—	587
Interest on trading assets	—	—	15	—	15
Interest and dividends on available-for-sale investment securities	4	—	321	(2)	323
Interest and dividends on available-for-sale investment securities — intercompany	112	—	9	(121)	—
Interest-bearing cash	13	—	21	—	34
Operating leases	1,063	—	1,520	—	2,583
Total financing revenue and other interest income	2,616	—	5,940	(539)	8,017
Interest expense
Interest on deposits	52	—	527	—	579
Interest on short-term borrowings	43	—	98	—	141
Interest on long-term debt	3,735	(1)	1,026	(20)	4,740
Interest on intercompany debt	(21)	2	417	(398)	—
Total interest expense	3,809	1	2,068	(418)	5,460
Depreciation expense on operating lease assets	435	—	816	—	1,251
Net financing (loss) revenue	(1,628)	(1)	3,056	(121)	1,306
Dividends from subsidiaries
Nonbank subsidiaries	182	1	—	(183)	—
Other revenue
Servicing fees	434	—	1,055	(1)	1,488
Servicing asset valuation and hedge activities, net	—	—	(394)	—	(394)
Total servicing income, net	434	—	661	(1)	1,094
Insurance premiums and service revenue earned	—	—	1,371	—	1,371
Gain on mortgage and automotive loans, net	31	—	1,208	—	1,239
Loss on extinguishment of debt	(127)	—	(9)	12	(124)
Other gain on investments, net	6	—	502	(6)	502
Other income, net of losses	(151)	—	1,046	(561)	334
Total other revenue	193	—	4,779	(556)	4,416
Total net (loss) revenue	(1,253)	—	7,835	(860)	5,722
Provision for loan losses	(200)	—	557	—	357
Noninterest expense
Compensation and benefits expense	785	—	563	—	1,348
Insurance losses and loss adjustment expenses	—	—	547	—	547
Other operating expenses	744	—	2,930	(596)	3,078
Total noninterest expense	1,529	—	4,040	(596)	4,973
(Loss) income from continuing operations before income tax (benefit) expense and undistributed income of subsidiaries	(2,582)	—	3,238	(264)	392
Income tax (benefit) expense from continuing operations	(574)	—	678	—	104
Net (loss) income from continuing operations	(2,008)	—	2,560	(264)	288
Income from discontinued operations, net of tax	150	3	592	(4)	741
Undistributed income of subsidiaries
Bank subsidiary	902	902	—	(1,804)	—
Nonbank subsidiaries	1,985	259	—	(2,244)	—
Net income	$1,029	$1,164	$3,152	$(4,316)	$1,029

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Year ended December 31, 2010 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Net income	$1,029	$1,164	$3,152	$(4,316)	$1,029
Other comprehensive (loss) income, net of tax
Unrealized (losses) gains on investment securities
Net unrealized (losses) gains arising during the period	(174)	(85)	649	(70)	320
Less: Net realized gains reclassified to net income	3	—	499	(5)	497
Net change	(177)	(85)	150	(65)	(177)
Translation adjustments and net investment hedges
Translation adjustments	165	442	630	(1,072)	165
Hedges	(182)	—	—	—	(182)
Net change	(17)	442	630	(1,072)	(17)
Cash flow hedges
Net unrealized gains arising during the period	33	—	—	—	33
Defined benefit pension plans
Net losses, prior service costs, and transition obligations arising during the period	(40)	—	(81)	62	(59)
Less: Net losses, prior service costs, and transition obligations reclassified to net income	—	—	(19)	—	(19)
Net change	(40)	—	(62)	62	(40)
Other comprehensive (loss) income, net of tax	(201)	357	718	(1,075)	(201)
Cumulative effect of change in accounting principle (a)	(4)	—	(4)	4	(4)
Comprehensive income	$824	$1,521	$3,866	$(5,387)	$824

(a)	Relates to the adoption of ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Condensed Consolidating Balance Sheet

December 31, 2012 ($ in millions)	Parent (a)	Guarantors	Nonguarantors (a)	Consolidating adjustments	Ally consolidated
Assets
Cash and cash equivalents
Noninterest-bearing	$729	$—	$344	$—	$1,073
Noninterest-bearing — intercompany	39	—	—	(39)	—
Interest-bearing	3,204	—	3,236	—	6,440
Interest-bearing — intercompany	—	—	452	(452)	—
Total cash and cash equivalents	3,972	—	4,032	(491)	7,513
Investment securities	—	—	14,178	—	14,178
Loans held-for-sale, net	—	—	2,576	—	2,576
Finance receivables and loans, net
Finance receivables and loans, net	12,486	—	86,569	—	99,055
Intercompany loans to
Bank subsidiary	1,600	—	—	(1,600)	—
Nonbank subsidiaries	3,514	—	672	(4,186)	—
Allowance for loan losses	(170)	—	(1,000)	—	(1,170)
Total finance receivables and loans, net	17,430	—	86,241	(5,786)	97,885
Investment in operating leases, net	2,003	—	11,547	—	13,550
Intercompany receivables from
Bank subsidiary	677	—	—	(677)	—
Nonbank subsidiaries	315	334	378	(1,027)	—
Investment in subsidiaries
Bank subsidiary	14,288	14,288	—	(28,576)	—
Nonbank subsidiaries	19,180	3,723	—	(22,903)	—
Mortgage servicing rights	—	—	952	—	952
Premiums receivable and other insurance assets	—	—	1,609	—	1,609
Other assets	2,514	—	9,968	(574)	11,908
Assets of operations held-for-sale	855	762	30,582	(23)	32,176
Total assets	$61,234	$19,107	$162,063	$(60,057)	$182,347
Liabilities
Deposit liabilities
Noninterest-bearing	$—	$—	$1,977	$—	$1,977
Noninterest-bearing — intercompany	—	—	39	(39)	—
Interest-bearing	983	—	44,955	—	45,938
Total deposit liabilities	983	—	46,971	(39)	47,915
Short-term borrowings	3,094	—	4,367	—	7,461
Long-term debt	32,342	—	42,219	—	74,561
Intercompany debt to
Nonbank subsidiaries	530	—	5,708	(6,238)	—
Intercompany payables to
Bank subsidiary	752	—	—	(752)	—
Nonbank subsidiaries	674	—	278	(952)	—
Interest payable	748	—	184	—	932
Unearned insurance premiums and service revenue	—	—	2,296	—	2,296
Accrued expenses and other liabilities	2,187	451	4,517	(570)	6,585
Liabilities of operations held-for-sale	26	725	21,948	—	22,699
Total liabilities	41,336	1,176	128,488	(8,551)	162,449
Total equity	19,898	17,931	33,575	(51,506)	19,898
Total liabilities and equity	$61,234	$19,107	$162,063	$(60,057)	$182,347

(a)	Amounts presented are based upon the legal transfer of the underlying assets to VIEs in order to reflect legal ownership.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

December 31, 2011 ($ in millions)	Parent (a)	Guarantors	Nonguarantors (a)	Consolidating adjustments	Ally consolidated
Assets
Cash and cash equivalents
Noninterest-bearing	$1,413	$—	$1,062	$—	$2,475
Interest-bearing	4,848	14	5,698	—	10,560
Interest-bearing — intercompany	—	—	516	(516)	—
Total cash and cash equivalents	6,261	14	7,276	(516)	13,035
Trading assets	—	—	622	—	622
Investment securities	—	—	15,135	—	15,135
Loans held-for-sale, net	425	—	8,132	—	8,557
Finance receivables and loans, net
Finance receivables and loans, net	15,151	476	99,128	—	114,755
Intercompany loans to
Bank subsidiary	4,920	—	—	(4,920)	—
Nonbank subsidiaries	5,397	356	550	(6,303)	—
Allowance for loan losses	(245)	(2)	(1,256)	—	(1,503)
Total finance receivables and loans, net	25,223	830	98,422	(11,223)	113,252
Investment in operating leases, net	928	—	8,347	—	9,275
Intercompany receivables from
Bank subsidiary	82	—	—	(82)	—
Nonbank subsidiaries	1,070	327	577	(1,974)	—
Investment in subsidiaries
Bank subsidiary	13,094	13,094	—	(26,188)	—
Nonbank subsidiaries	17,433	3,809	—	(21,242)	—
Mortgage servicing rights	—	—	2,519	—	2,519
Premiums receivable and other insurance assets	—	—	1,853	—	1,853
Other assets	2,664	2	16,713	(638)	18,741
Assets of operations held-for-sale	(174)	—	1,244	—	1,070
Total assets	$67,006	$18,076	$160,840	$(61,863)	$184,059
Liabilities
Deposit liabilities
Noninterest-bearing	$—	$—	$2,029	$—	$2,029
Interest-bearing	1,768	—	41,253	—	43,021
Total deposit liabilities	1,768	—	43,282	—	45,050
Short-term borrowings	2,756	136	4,788	—	7,680
Long-term debt	39,615	214	53,056	—	92,885
Intercompany debt to
Nonbank subsidiaries	574	492	10,673	(11,739)	—
Intercompany payables to
Bank subsidiary	39	—	—	(39)	—
Nonbank subsidiaries	1,266	1	750	(2,017)	—
Interest payable	1,167	3	417	—	1,587
Unearned insurance premiums and service revenue	—	—	2,576	—	2,576
Accrued expenses and other liabilities	541	323	14,438	(638)	14,664
Liabilities of operations held-for-sale	—	—	337	—	337
Total liabilities	47,726	1,169	130,317	(14,433)	164,779
Total equity	19,280	16,907	30,523	(47,430)	19,280
Total liabilities and equity	$67,006	$18,076	$160,840	$(61,863)	$184,059

(a)	Amounts presented are based upon the legal transfer of the underlying assets to VIEs in order to reflect legal ownership.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Condensed Consolidating Statement of Cash Flows

Year ended December 31, 2012 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Operating activities
Net cash provided by (used in) operating activities	$102	$306	$5,862	$(1,221)	$5,049
Investing activities
Purchases of available-for-sale securities	—	—	(12,816)	—	(12,816)
Proceeds from sales of available-for-sale securities	—	—	7,662	—	7,662
Proceeds from maturities and repayments of available-for-sale securities	—	—	5,673	—	5,673
Net decrease (increase) in finance receivables and loans	3,027	2	(14,972)	—	(11,943)
Proceeds from sales of finance receivables and loans	352	—	1,980	—	2,332
Net decrease in loans — intercompany	3,879	105	129	(4,113)	—
Net increase in operating lease assets	(2,268)	—	(3,431)	—	(5,699)
Capital contributions to subsidiaries	(261)	—	—	261	—
Returns of contributed capital	2,079	—	—	(2,079)	—
Net cash effect from deconsolidation of ResCap	—	—	(539)	—	(539)
Proceeds from sale of business units, net	29	—	487	—	516
Other, net	(247)	(13)	(1,481)	—	(1,741)
Net cash provided by (used in) investing activities	6,590	94	(17,308)	(5,931)	(16,555)
Financing activities
Net change in short-term borrowings — third party	338	25	2,331	—	2,694
Net increase in bank deposits	—	—	7,619	(39)	7,580
Proceeds from issuance of long-term debt — third party	3,613	70	35,718	—	39,401
Repayments of long-term debt — third party	(11,238)	(73)	(28,598)	—	(39,909)
Net change in debt — intercompany	(44)	(149)	(3,984)	4,177	—
Dividends paid — third party	(802)	—	—	—	(802)
Dividends paid and returns of contributed capital — intercompany	—	(457)	(2,843)	3,300	—
Capital contributions from parent	—	169	92	(261)	—
Other, net	(785)	1	(143)	—	(927)
Net cash (used in) provided by financing activities	(8,918)	(414)	10,192	7,177	8,037
Effect of exchange-rate changes on cash and cash equivalents	(63)	—	5	—	(58)
Net decrease in cash and cash equivalents	(2,289)	(14)	(1,249)	25	(3,527)
Adjustment for change in cash and cash equivalents of operations held-for-sale	—	—	(1,995)	—	(1,995)
Cash and cash equivalents at beginning of year	6,261	14	7,276	(516)	13,035
Cash and cash equivalents at end of year	$3,972	$—	$4,032	$(491)	$7,513

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Year ended December 31, 2011 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Operating activities
Net cash provided by operating activities	$2,695	$209	$3,973	$(1,384)	$5,493
Investing activities
Purchases of available-for-sale securities	—	—	(19,377)	—	(19,377)
Proceeds from sales of available-for-sale securities	1,494	—	12,738	—	14,232
Proceeds from maturities and repayments of available-for-sale securities	1	—	4,964	—	4,965
Net increase in finance receivables and loans	(2,933)	(51)	(14,014)	—	(16,998)
Proceeds from sales of finance receivables and loans	1,346	—	1,522	—	2,868
Net decrease (increase) in loans — intercompany	2,743	11	(88)	(2,666)	—
Net decrease (increase) in operating lease assets	2,890	—	(3,901)	—	(1,011)
Capital contributions to subsidiaries	(1,634)	(855)	—	2,489	—
Returns of contributed capital	1,255	—	—	(1,255)	—
Proceeds from sale of business units, net	—	—	50	—	50
Other, net	124	(1)	1,020	—	1,143
Net cash provided by (used in) investing activities	5,286	(896)	(17,086)	(1,432)	(14,128)
Financing activities
Net change in short-term borrowings — third party	237	47	230	—	514
Net increase in bank deposits	—	—	5,840	—	5,840
Proceeds from issuance of long-term debt — third party	3,201	200	41,353	—	44,754
Repayments of long-term debt — third party	(9,414)	(226)	(30,833)	—	(40,473)
Net change in debt — intercompany	71	30	(2,755)	2,654	—
Dividends paid — third party	(819)	—	—	—	(819)
Dividends paid and returns of contributed capital — intercompany	—	(207)	(2,431)	2,638	—
Capital contributions from parent	—	855	1,634	(2,489)	—
Other, net	308	—	(74)	—	234
Net cash (used in) provided by financing activities	(6,416)	699	12,964	2,803	10,050
Effect of exchange-rate changes on cash and cash equivalents	31	—	18	—	49
Net increase (decrease) in cash and cash equivalents	1,596	12	(131)	(13)	1,464
Adjustment for change in cash and cash equivalents of operations held-for-sale	—	—	(99)	—	(99)
Cash and cash equivalents at beginning of year	4,665	2	7,506	(503)	11,670
Cash and cash equivalents at end of year	$6,261	$14	$7,276	$(516)	$13,035

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Year ended December 31, 2010 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Operating activities
Net cash provided by operating activities	$4,552	$13	$7,230	$(188)	$11,607
Investing activities
Purchases of available-for-sale securities	(1,485)	—	(22,631)	—	(24,116)
Proceeds from sales of available-for-sale securities	41	—	17,872	(41)	17,872
Proceeds from maturities and repayments of available-for-sale securities	—	—	4,527	—	4,527
Net decrease in investment securities — intercompany	323	—	260	(583)	—
Net (increase) decrease in finance receivables and loans	(5,177)	96	(12,263)	—	(17,344)
Proceeds from sales of finance receivables and loans	6	—	3,132	—	3,138
Net decrease (increase) in loans — intercompany	7,736	(283)	(302)	(7,151)	—
Net (increase) decrease in operating lease assets	(2,770)	—	7,846	—	5,076
Capital contributions to subsidiaries	(2,036)	(1,737)	—	3,773	—
Returns of contributed capital	880	—	—	(880)	—
Proceeds from sale of business unit, net	59	—	102	—	161
Other, net	104	(1)	3,016	—	3,119
Net cash (used in) provided by investing activities	(2,319)	(1,925)	1,559	(4,882)	(7,567)
Financing activities
Net change in short-term borrowings — third party	735	50	(4,414)	—	(3,629)
Net increase in bank deposits	—	—	6,556	—	6,556
Proceeds from issuance of long-term debt — third party	5,824	90	33,047	41	39,002
Repayments of long-term debt — third party	(4,292)	(256)	(44,982)	—	(49,530)
Net change in debt — intercompany	243	300	(7,774)	7,231	—
Dividends paid — third party	(1,253)	—	—	—	(1,253)
Dividends paid and returns of contributed capital — intercompany	—	—	(1,068)	1,068	—
Capital contributions from parent	—	1,725	2,048	(3,773)	—
Other, net	418	—	451	—	869
Net cash provided by (used in) financing activities	1,675	1,909	(16,136)	4,567	(7,985)
Effect of exchange-rate changes on cash and cash equivalents	—	—	102	—	102
Net increase (decrease) in cash and cash equivalents	3,908	(3)	(7,245)	(503)	(3,843)
Adjustment for change in cash and cash equivalents of operations held-for-sale	—	—	725	—	725
Cash and cash equivalents at beginning of year	757	5	14,026	—	14,788
Cash and cash equivalents at end of year	$4,665	$2	$7,506	$(503)	$11,670
28.    Guarantees and Commitments
Guarantees
Guarantees are defined as contracts or indemnification agreements that contingently require us to make payments to third parties based on changes in the underlying agreements with the guaranteed parties. The following summarizes our outstanding guarantees, including those of our discontinued operations, made to third parties on our Consolidated Balance Sheet, for the periods shown.

	2012		2011
December 31, ($ in millions)	Maximum liability	Carrying value of liability	Maximum liability	Carrying value of liability
Default automotive repurchases	$1,897	$—	$1,600	$—
Standby letters of credit and other guarantees	274	44	333	88
Default Automotive Repurchases
Certain of our discontinued international automotive financing businesses provide certain investors in our on-balance sheet arrangements (securitizations) and whole-loan transactions with repurchase commitments for loans that become contractually delinquent within a specified

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

time from their date of origination or purchase. The maximum obligation represents the principal balance for loans sold that are covered by these stipulations. Refer to Note 10 for further information regarding our securitization trusts.
Standby Letters of Credit
Our Commercial Finance Group issues standby letters of credit to customers that represent irrevocable guarantees of payment of specified financial obligations. Third-party beneficiaries primarily utilize standby letters of credit as insurance in the event of nonperformance by our customers. Assets of the customers (e.g., trade receivables, inventory, and cash deposits) generally collateralize letters of credit. Expiration dates on letters of credit range from certain ongoing commitments that will expire during the upcoming year to terms of several years for certain letters of credit.
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
Commitments
Financing Commitments
The contractual commitments were as follows.

December 31, ($ in millions)	2012	2011
Commitments to
Sell mortgages or securities (a)	$6,282	$12,632
Originate/purchase mortgages or securities (a)	4,249	6,741
Provide capital to investees (b)	86	56
Provide retail automotive receivables to third-parties (c)	425	1,779
Warehouse and construction-lending commitments (d)	100	1,018
Home equity lines of credit (e)	411	2,234
Unused revolving credit line commitments (f)	668	1,304

(a)	Amounts primarily include commitments accounted for as derivatives.

(b)
We are committed to contribute capital to certain private equity funds. The fair value of these commitments is considered in the overall valuation of the underlying assets with which they are associated.

(c)
Certain of our discontinued international automotive financing businesses are committed to provide retail automotive receivables to third-party banks in exchange for secured debt. The transaction does not meet the definition of a sale.

(d)	The fair value of these commitments is considered in the overall valuation of the related assets.

(e)
We are committed to fund the remaining unused balances on home equity lines of credit for certain home equity loans sold into securitization structures (both on- and off-balance sheet structures) if certain deal-specific triggers are met. At December 31, 2012, the commitments to fund home equity lines of credit in off-balance sheet securitizations represented $0 million of the total unfunded commitments.

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
Lease Commitments
Future minimum rental payments required under operating leases, primarily for real property, with noncancelable lease terms expiring after December 31, 2012, are as follows.

Year ended December 31, ($ in millions)
2013	$70
2014	62
2015	50
2016	29
2017	18
2018 and thereafter	23
Total minimum payment required	$252
Certain of the leases contain escalation clauses and renewal or purchase options. Rental expenses under operating leases were $63 million, $79 million, and $84 million in 2012, 2011, and 2010, respectively.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Contractual Commitments
We have entered into multiple agreements for information technology, marketing and advertising, and voice and communication technology and maintenance. Many of the agreements are subject to variable price provisions, fixed or minimum price provisions, and termination or renewal provisions.

Year ended December 31, ($ in millions)
2013	$253
2014 and 2015	159
2016 and 2017	74
2018 and thereafter	25
Total future payment obligations	$511
29.    Contingencies and Other Risks
In the normal course of business, we enter into transactions that expose us to varying degrees of risk.
Concentration with GM and Chrysler
The profitability and financial condition of our operations are heavily dependent upon the performance, operations, and prospects of GM, Chrysler, and their dealers. We have preferred provider agreements that provide for limited exclusivity privileges with respect to subvention programs offered by GM and Chrysler. These agreements do not provide us with any benefits relating to standard rate financing or lease products. Our preferred provider agreements with GM and Chrysler terminate on December 31, 2013, and April 30, 2013, respectively.
Mortgage-Related Matters
ResCap Bankruptcy Filing
On May 14, 2012, Residential Capital, LLC (ResCap) and certain of its wholly owned direct and indirect subsidiaries (collectively, the Debtors) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (Bankruptcy Court). In connection with the filings, Ally Financial Inc. and its direct and indirect subsidiaries and affiliates (excluding the Debtors) (collectively, AFI) had reached an agreement with the Debtors and certain creditor constituencies on a prearranged Chapter 11 plan (the Plan). The Plan included a proposed settlement (the Settlement) between AFI and the Debtors, which included, among other things, an obligation of AFI to make a $750 million cash contribution to the Debtors' estate, and a release of all existing or potential causes of action between AFI and the Debtors, as well as a release of all existing or potential ResCap-related causes of action against AFI held by third parties.
The Settlement contemplated certain milestone requirements that the Debtors failed to satisfy, including the Bankruptcy Court's confirmation of the Plan on or before October 31, 2012. While the failure to meet this October 31 milestone would have resulted in the Settlement's automatic termination, AFI and the Debtors agreed to monthly temporary waivers of this automatic termination through February 28, 2013. This waiver was not extended beyond this date, and therefore the Settlement has terminated.
As a result of the termination of the Settlement, AFI is no longer obligated to make the $750 million cash contribution and neither party is bound by the Settlement. Further, AFI is not entitled to receive any releases from either the Debtors or any third party claimants, as was contemplated under the Plan and Settlement. However, AFI has not withdrawn its offer to provide a $750 million cash contribution to the Debtors' estate if an acceptable settlement can be reached. As a result of the termination of the Settlement, substantial claims could be brought against us, which could have a material adverse impact on our results of operations, financial position or cash flows. For further information with respect to the bankruptcy, refer to Note 1.
Based on our assessment of the effect of the deconsolidation of ResCap, potential obligations as a result of the ResCap bankruptcy, and other impacts related to the bankruptcy filing, we recorded a charge of $1.2 billion during the year ended December 31, 2012. This charge primarily consisted of the impairment of Ally's $442 million equity investment in ResCap and an additional $750 million, which is the amount AFI has offered to contribute to the Debtors' estate. Given the inherent uncertainty of the bankruptcy process, it is possible that the $750 million estimate could be increased or decreased in the future, but we are unable to estimate the amount of any potential modification.
Mortgage Settlements and Consent Order
On February 9, 2012, we announced that we had reached an agreement with respect to investigations into procedures followed by mortgage servicing companies and banks in connection with mortgage origination and servicing activities and foreclosure home sales and evictions (the Mortgage Settlement). Further, as a result of an examination conducted by the FRB and FDIC, on April 13, 2011, we entered into a consent order (the Consent Order) with the FRB and the FDIC, that required, among other things, GMAC Mortgage, LLC to retain independent consultants to conduct a risk assessment related to mortgage servicing activities and, separately, to conduct a review of certain past residential mortgage foreclosure actions (the Foreclosure Review). The Debtors are primarily liable for all remaining obligations under both the Mortgage Settlement and Consent Order. AFI is secondarily liable for the specific performance of required actions, and is jointly and severally liable for certain financial obligations. On September 19, 2012, the official committee of unsecured creditors appointed in the Debtors' bankruptcy cases (the Creditors' Committee) filed an objection to the Debtors' motions to compensate the independent consultants

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

for their Foreclosure Review services. In its objection, the Creditors' Committee alleged, among other things, that AFI should be responsible for the costs of the Foreclosure Review. On October 11, 2012, the Bankruptcy Court entered an interim order allowing the Debtors to continue paying the independent consultants on an interim 90 day basis, while reserving all parties' rights with respect to the allocation of costs between the Debtors and AFI for the Foreclosure Review. On January 14, 2013, the bankruptcy court entered an interim order authorizing the Debtors to continue paying the independent consultants for their Foreclosure Review services until February 28, 2013, and then on February 28, 2013, the bankruptcy court entered an interim order authorizing the Debtors to continue paying the independent consultants until March 21, 2013, reserving all parties' rights until that time. On February 27, 2013, the Debtors filed a motion with the Bankruptcy Court seeking, for purposes of any proposed chapter 11 plan, that GMAC Mortgage's obligation to conduct and pay for independent file review regarding certain residential foreclosure actions and foreclosure sales prosecuted by GMAC Mortgage and its subsidiaries, as required under the Consent Order, be classified as a general unsecured claim in an amount to be determined, and that the automatic stay under the Bankruptcy Code be applied to prevent the FRB, the FDIC, and other governmental entities from taking any action to enforce the obligation against the Debtors. If the Bankruptcy Court approves the motion, such governmental entities are likely to seek to enforce the obligation against AFI, and any such obligations ultimately borne by AFI could be material. The Debtors have requested that the motion be heard at a hearing on March 21, 2013.
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
Mortgage-backed Securities Litigation
We have previously disclosed various litigation matters where the Debtors (as defined above) were named as defendants in cases relating to mortgage-backed securities and certain other mortgage-related matters. As a result of the bankruptcy filings, all litigation against the Debtors has been automatically stayed and will be resolved in the bankruptcy litigation out of the assets of the estate. Ally believes that it has no potential future liability with respect to any litigation claims pending solely against the Debtors.
Ally Financial Inc. and certain of its subsidiaries (excluding the Debtors) (collectively, the AFI Entities) are named as defendants in various cases relating to ResCap mortgage-backed securities (MBS) and certain other mortgage-related matters, which are described in more detail below (collectively, the Mortgage Cases). In the private-label securities litigation, the plaintiffs generally allege that misstatements and omissions occurred in registration statements, prospectuses, prospectus supplements, and other documents related to MBS offerings. The alleged misstatements and omissions typically concern underwriting standards. The plaintiffs generally claim that such misstatements and omissions constitute violations of state and/or federal securities law and common law including negligent misrepresentation and fraud. Plaintiffs seek monetary damages and rescission. In these cases, the claims against Ally Financial Inc. are all indirect or vicarious in nature, which generally requires proof of direct liability against the underlying Debtor entities before the litigants can seek to hold Ally Financial Inc. responsible for such underlying conduct. With respect to the private-label monoline bond insurer claims, certain monoline bond insurers generally allege breach of contract and fraud, as described more specifically below.
As described earlier, the proposed bankruptcy Plan, which provided for a release of all existing and potential causes of action against the AFI Entities held by ResCap (including the Mortgage Cases), has been terminated. As a result, the Mortgage Cases are expected to proceed against us. We intend to vigorously defend these cases.
Other than the Cambridge Place I and II, New Jersey Carpenters, FHFA and FDIC matters, all of the private-label securities matters are currently subject to orders entered by the Bankruptcy Court staying the matter through April 30, 2013 in connection with the Debtors bankruptcy. The Cambridge Place I and II and New Jersey Carpenters matters are currently subject to stay orders through March 31, 2013, and the FHFA and FDIC matters are currently proceeding against the applicable Ally defendants. Other than the MBIA matter, all of the private-label monoline bond insurer claims are currently subject to orders entered by the Bankruptcy Court staying the matter through April 30, 2013 in connection with the Debtors bankruptcy. The MBIA matter is currently proceeding against the applicable Ally defendants. All of the stay orders permit motion to dismiss practice and limited discovery to proceed for and against the non-Debtor Ally defendants.
Set forth below are descriptions of these proceedings.
Private-label Securities Litigation
Allstate Litigation
On February 14, 2011, the Allstate Insurance Company and various of its subsidiaries and affiliates (collectively, Allstate) filed a complaint in Hennepin County District Court, Minnesota, against Ally Securities LLC (Ally Securities) and a number of ResCap entities. The complaint alleges that the defendants misrepresented in the offering materials the riskiness and credit quality of, and omitted material information related to, residential mortgage-backed securities (MBS) Allstate purchased. The complaint asserts claims for fraud and negligent misrepresentation and seeks money damages and costs, including attorneys' fees. A motion to dismiss the amended complaint was granted in part and denied in part on November 28, 2011, pursuant to which the court dismissed the negligent misrepresentation claim and allowed the fraud and Consumer Fraud Act claims to proceed.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Cambridge Place I and II Litigation
On February 11, 2011, Cambridge Place Investments filed two complaints against Ally Securities and a number of ResCap entities alleging violations of state securities laws and seeks, in both cases, recovery of money damages, together with statutory interest from the date of payment, costs, and attorneys' fees. Plaintiff dismissed the Debtor entities in March 2012 and the case remains pending against Ally Securities only.
FDIC Litigation
The Federal Deposit Insurance Corporation filed four complaints against Ally Securities between May 2012 and August 2012 alleging violations of federal and state securities laws, in each alleging that Ally Securities made misleading statements in a registration statement. Plaintiff seeks rescission and money damages in all cases including pre- and post-judgment interest, attorney's fees and costs of court. Ally Securities has filed motions to dismiss in three of the four cases, and expects to file a motion to dismiss in the fourth case as well.
FHFA Litigation
FHFA, as conservator for Freddie Mac, filed a complaint on September 2, 2011, against Ally Financial Inc., Ally Securities, GMAC Mortgage Group (GMACMG), and a number of ResCap entities, in New York County Supreme Court. The case was removed to Federal District Court, Southern District of New York. Subsequent to the ResCap bankruptcy filing, the FHFA amended its complaint to remove all Debtor entities. The complaint alleges that Ally Financial Inc., GMACMG and Ally Securities violated federal and state securities laws and engaged in aiding and abetting a fraud, asserts control person liability against Ally Financial. The plaintiff seeks rescission and recovery of money damages, with interest, as well as consequential and punitive damages, attorney's fees and costs and judgment interest. Motions to dismiss were filed by defendants on July 13, 2012, and were granted in part and denied in part on December 19, 2012. The dismissed portions of the complaint did not substantially alter the original allegations, entities involved, or securities offerings at issue in the case.
FHLB Litigation
Federal Home Loan Bank (FHLB) of Indianapolis filed an Amended Complaint in Marion County Superior Court for rescission and damages on July 14, 2011, asserting claims for common law negligence and violations of state and federal securities laws, and names Ally Securities, and GMACMG, and a number of ResCap entities. The complaint alleges that the offering documents for the securities underwritten and issued by the defendants contained material misrepresentations of fact, evidenced by high default and foreclosure rates, and seeks damages or statutory recovery upon tender, plus interest, attorneys' fees, and costs, including expert witness fees and an order voiding the transactions at issue. The defendants filed a motion to dismiss, which was granted in part and denied in part. The negligent misrepresentation claim remains against Ally Securities only.
FHLB of Boston filed a complaint on April 20, 2011, in Suffolk County Superior Court, naming numerous defendants including Ally Financial Inc.; GMACMG, and a number of ResCap entities. The complaint alleges that the defendants collectively packaged, marketed, offered, and sold private-label MBS, and FHLB of Boston purchased such securities in reliance upon misstatements and omissions of material facts in the offering documents. The complaint alleges negligent misrepresentation and violations of the Massachusetts Uniform Securities Act. Plaintiffs seek damages, plus interest, attorneys' fees, and costs, including expert witness fees. The defendants removed this case to federal court. The AFI Entities filed a Motion to Dismiss on October 11, 2012.
FHLB of Chicago filed a Corrected Amended Complaint for Rescission and Damages on October 15, 2011, in Cook County Circuit Court, which names, among other defendants, Ally Financial Inc., Ally Securities, GMACMG, and a number of ResCap entities. The complaint alleges that the offering documents for the securities underwritten and issued by defendants contained material misrepresentations of fact and asserts claims for violations of state securities law and negligent misrepresentation. The complaint seeks rescission of the transactions at issue, money damages, and attorney's fees and costs, including expert witness fees. The defendants' motion to dismiss was denied September 12, 2012.
John Hancock Litigation
John Hancock Life Insurance Company filed a complaint in Hennepin County, Minnesota on July 27, 2012 against Ally Financial Inc., Ally Bank, Ally Securities, GMACMG and a number of ResCap individual directors and officers. The complaint alleges fraud, aiding and abetting fraud, negligent misrepresentation, and violations of federal and state securities laws. The plaintiff seeks rescission and money damages, including costs, reasonable attorneys' fees and expert fees, and prejudgment interest relating to forty-nine securities offerings.
Huntington Bancshares Litigation
Huntington Bancshares, Inc. (Huntington), commenced a lawsuit on October 11, 2011, against Ally Financial Inc., Ally Securities, and a number of ResCap entities and individual directors and officers. The complaint alleges that the defendants made misrepresentations and omissions of material facts related to the originator's loan underwriting guidelines in the offering materials for five residential mortgage-backed securities. The complaint asserts claims for fraud, aiding and abetting fraud, negligent misrepresentation, and violation of the Minnesota Securities Act and seeks rescission, money damages, and certain costs. The defendants' motion to dismiss was granted and all parties and claims were dismissed with prejudice on December 11, 2012. The plaintiff filed a timely notice of appeal on February 8, 2013. No appeal dates have been set.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Massachusetts Mutual Life Insurance Company Litigation
On February 9, 2011, the Massachusetts Mutual Life Insurance Company (MassMutual) filed a complaint in the United States District Court for the District of Massachusetts against numerous defendants, including Ally Securities and a former director of ResCap. The complaint alleges that the defendants' public filings and offering documents associated with MBS that MassMutual purchased contained false statements and omissions of material facts. MassMutual asserts claims for violations of the Massachusetts Uniform Securities Act and seeks both compensatory and statutory damages. The defendants' motion to dismiss was granted in part and denied in part in February 2012, although claims against Ally Securities remain.
New Jersey Carpenters Litigation
On January 3, 2011, New Jersey Carpenters Health Fund, New Jersey Carpenters Vacation Fund, and Boilermaker Blacksmith National Pension Trust, on behalf of themselves and a putative class (collectively, New Jersey Carpenters), filed a Consolidated Second Amended Securities Class Action Complaint against numerous defendants including Ally Securities, and a number of ResCap entities and individual directors and officers. The complaint alleges that the plaintiffs and the class purchased MBS between June 28, 2006, and May 30, 2007, and asserts that the offering documents associated with these transactions contained misrepresentations and omitted material information in violation of the federal securities laws. The complaint seeks compensatory damages, rescission or a rescissory measure of damages, and attorneys' fees and costs, among other relief. New Jersey Carpenters moved for class certification. The court denied the plaintiffs' motion for class certification, and the Plaintiffs appealed and 2nd Circuit affirmed the District Court's ruling. Plaintiffs were then allowed limited discovery to re-attempt class certification and the District Court certified a modified class and allowed claims to be reinstated by certain intervenors. The defendants have filed a motion for reconsideration of class certification.
Stichting Pensioenfonds Litigation
On October 11, 2011 Stichting filed a complaint in District Court of Minnesota against Ally Financial Inc., Ally Securities, and a number of ResCap entities and individual directors and officers. The complaint alleges fraud, aiding and abetting fraud, negligent misrepresentation and violation of state securities laws and seeks money damages, including attorney's fees, court costs and expert fees, and judgment interest. The Defendants filed a motion to dismiss on July 30, 2012. The plaintiffs subsequently were granted leave to amend their complaint which added Ally Bank, IB Finance Holding Co., and two securities offerings. The Defendants anticipate filing a motion to dismiss.
Union Central Life Litigation
Union Central filed a complaint on April 28, 2011 against Ally Financial Inc., Ally Securities and a number of ResCap entities and a former ResCap director alleging violation of the federal securities laws, state common law fraud, negligent misrepresentation and unjust enrichment. The plaintiff seeks compensatory and statutory damages, and attorneys fees and costs, including expert witness fees. A motion to dismiss was filed on July 27, 2012.
Western & Southern Litigation
Western & Southern filed a complaint on June 30, 2011 in Hamilton County, Ohio against Ally Securities and a number of ResCap entities alleging violation of state securities laws and negligent misrepresentation and seeks rescission and money damages, including compensatory and punitive damages, interest, and attorney's fees and costs. A motion to dismiss was granted for all parties except Ally Securities.
Private-label Monoline Bond Insurer Claims
Assured Guaranty Litigation
Assured Guaranty filed a complaint on May 11, 2012 in Federal District Court, the Southern District of New York, against Ally Financial, Ally Bank and a number of ResCap entities alleging claims for breach of contract, reimbursement and indemnification under New York law and seeks monetary damages in connection with 2004 and 2006 mortgage securitizations.
MBIA Litigation
MBIA Insurance Corporation (MBIA) filed complaints on December 4, 2008, and April 1, 2010, in the New York County Supreme Court against GMAC Mortgage and RFC. The complaints allege that defendants breached their contractual representations and warranties relating to the characteristics of mortgage loans contained in certain insured MBS offerings and includes claims for fraud, improper servicing and failure to notify the insurer of the alleged breach. Both cases were automatically stayed on May 14, 2012 in connection with the Debtors' bankruptcy filings. MBIA subsequently filed a complaint on September 17, 2012 against Ally Financial Inc., IB Finance Holding Company LLC, Ally Bank, Ally Securities, and GMACMG, alleging aiding and abetting common law fraud, and against Ally Bank, breach of contract relating to the characteristics of the mortgage loans contained in certain insured offerings and seeks damages relating to all claims. The Defendants filed a motion to dismiss on February 15, 2013.
FGIC Litigation
FGIC filed twelve complaints in New York state court against Ally Financial Inc. (ten of the twelve), Ally Bank (four of the twelve) and a number of ResCap entities between November 29, 2011 and March 13, 2012, alleging that the Debtor defendants breached their contractual representations and warranties relating to the characteristics of mortgage loans contained in certain insured MBS offerings. FGIC also alleges that Ally Financial Inc. is liable under alter ego and fraudulent inducement theories and that Ally Bank aided and abetted such fraudulent inducement and seeks damages relating to all claims. All of the FGIC cases were removed to the U.S. District Court for the Southern District of New York, and the defendants have asked the Court for leave to file motions to dismiss each case.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Regulatory Matters
We continue to respond to subpoenas and document requests from the SEC, seeking information covering a wide range of mortgage-related matters, including, among other things, various aspects surrounding securitizations of residential mortgages. We are also responding to subpoenas received from the U.S. Department of Justice, which include broad requests for documentation and other information in connection with its investigation of potential fraud and other potential legal violations related to mortgage backed securities, as well as the origination and/or underwriting of mortgage loans. In addition, the CFPB has recently advised us that they are investigating certain of our retail financing practices. It is possible that this could result in actions against us.
Loan Repurchases and Obligations Related to Loan Sales
Representation and Warranty Obligation Reserve Methodology
A significant portion of our representation and warranty obligations were eliminated as a result of the deconsolidation of ResCap. Representation and warranty reserve was $105 million at December 31, 2012 with respect to Ally Bank's sold and serviced loans. The current liability for representation and warranty obligations reflects management's best estimate of probable losses with respect to Ally Bank's mortgage loans sold to Freddie Mac and Fannie Mae. We considered historical and recent demand trends in establishing the reserve. The methodology used to estimate the reserve considers a variety of assumptions including borrower performance (both actual and estimated future defaults), repurchase demand behavior, historical loan defect experience, historical mortgage insurance rescission experience, and historical and estimated future loss experience, which includes projections of future home price changes as well as other qualitative factors including investor behavior. It is difficult to predict and estimate the level and timing of any potential future demands. In cases where we may not be able to reasonably estimate losses, a liability is not recognized. Management monitors the adequacy of the overall reserve and makes adjustments to the level of reserve, as necessary, after consideration of other qualitative factors including ongoing dialogue and experience with counterparties.
At the time a loan is sold, an estimate of the fair value of the liability is recorded and classified in accrued expenses and other liabilities on our Consolidated Balance Sheet and recorded as a component of gain (loss) on mortgage and automotive loans, net, in our Consolidated Statement of Comprehensive Income. We recognize changes in the liability when additional relevant information becomes available. Changes in the estimate are recorded as other operating expenses in our Consolidated Statement of Comprehensive Income. The repurchase reserve at December 31, 2012, relates exclusively to GSE exposure.
The following table summarizes the changes in our reserve for representation and warranty obligations.

Year ended December 31, ($ in millions)	2012 (a)	2011
Balance at January 1,	$825	$830
Provision for mortgage representation and warranty expenses
Loan sales	16	19
Change in estimate — continuing operations	67	324
Total additions	83	343
Resolved claims (b)	(146)	(360)
Recoveries	8	12
Deconsolidation of ResCap	(665)	—
Balance at December 31,	$105	$825

(a)	The remaining balance is at Ally Bank as a result of the deconsolidation of ResCap. Refer to Note 1 for more information regarding the Debtors' Bankruptcy and the deconsolidation of ResCap.

(b)	Includes principal losses and accrued interest on repurchased loans, indemnification payments, and settlements with counterparties.
Other Contingencies
We are subject to potential liability under various other exposures including tax, nonrecourse loans, self-insurance, and other miscellaneous contingencies. We establish reserves for these contingencies when the loss becomes probable and the amount can be reasonably estimated. The actual costs of resolving these items may be substantially higher or lower than the amounts reserved for any one item. Based on information currently available, it is the opinion of management that the eventual outcome of these items will not have a material adverse impact on our results of operations, financial position, or cash flows.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

30.    Quarterly Financial Statements (unaudited)

2012 ($ in millions)	First quarter	Second quarter	Third quarter	Fourth quarter
Net financing revenue	$342	$443	$473	$611
Other revenue	1,012	762	774	481
Total net revenue	1,354	1,205	1,247	1,092
Provision for loan losses	98	34	105	92
Total noninterest expense	1,120	2,290	877	1,037
Income (loss) from continuing operations before income tax expense (benefit)	136	(1,119)	265	(37)
Income tax expense (benefit) from continuing operations	18	(8)	43	(1,337)
Net income (loss) from continuing operations	118	(1,111)	222	1,300
Income from discontinued operations, net of tax	192	213	162	100
Net income (loss)	$310	$(898)	$384	$1,400
Basic earnings per common share
Net (loss) income from continuing operations	$(62)	$(985)	$16	$825
Net income (loss)	82	(825)	137	901
Diluted earnings per common share
Net (loss) income from continuing operations	(62)	(985)	16	647
Net income (loss)	82	(825)	137	700
2011
Net financing revenue	$207	$341	$247	$286
Other revenue	827	873	385	812
Total net revenue	1,034	1,214	632	1,098
Provision for loan losses	85	59	57	(13)
Total noninterest expense	1,061	1,277	983	1,420
(Loss) from continuing operations before income tax expense (benefit)	(112)	(122)	(408)	(309)
Income tax expense from continuing operations	19	9	13	10
Net loss from continuing operations	(131)	(131)	(421)	(319)
Income from discontinued operations, net of tax	277	244	211	113
Net income (loss)	$146	$113	$(210)	$(206)
Basic and diluted earnings per common share
Net loss from continuing operations	$(227)	$(242)	$(467)	$(390)
Net loss	(19)	(58)	(308)	(305)
31.    Subsequent Events
Declaration of Quarterly Dividend Payments
On January 3, 2013, the Ally Board of Directors declared quarterly dividend payments on certain outstanding preferred stock. This included a cash dividend of $1.125 per share, or a total of $134 million, on Fixed Rate Cumulative Mandatorily Convertible Preferred Stock, Series F-2; a cash dividend of $17.50 per share, or a total of $45 million, on Fixed Rate Cumulative Perpetual Preferred Stock, Series G; and a cash dividend of $0.53 per share, or a total of $22 million, on Fixed Rate/Floating Rate Perpetual Preferred Stock, Series A. The dividends were paid on February 15, 2013.
Canadian Automotive Finance Operation Sale
On February 1, 2013, we completed the sale of our Canadian automotive finance operation, Ally Credit Canada Limited, and ResMor Trust (Ally Canada) to Royal Bank of Canada. Ally received $4.1 billion USD for the business in the form of a $3.7 billion payment at closing and $400 million of dividends from Ally Canada following the announcement of the transaction.

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

Name	Age	Position
Franklin W. Hobbs	65	Director (Chairman of the Board)
Robert T. Blakely	71	Director (Chairman of Audit Committee)
Mayree C. Clark	55	Director (Member of Audit Committee)
John D. Durrett	64	Director (Member of Audit Committee)
Stephen A. Feinberg	52	Director
Kim S. Fennebresque	62	Director
Gerald Greenwald	77	Director
Marjorie Magner	63	Director (Member of Audit Committee)
Henry S. Miller	67	Director
John J. Stack	66	Director (Member of Audit Committee)
Michael A. Carpenter	65	Director and Chief Executive Officer
Jeffrey J. Brown	39	Senior Executive Vice President of Finance and Corporate Planning
James G. Mackey	45	Chief Financial Officer
Barbara Yastine	53	Chief Executive Officer and President of Ally Bank
William F. Muir	58	President
David J. DeBrunner	46	Vice President, Chief Accounting Officer, and Corporate Controller
Brian Gunn	40	Chief Risk Officer
Directors, Executive Officers, and Other Significant Employees
Franklin W. Hobbs — Director of Ally since May 2009. He currently serves as Chairman of the board. Since 2004, he has been an advisor to One Equity Partners LLC, which manages investments and commitments for JPMorgan Chase & Co. in direct private equity transactions. He was previously the CEO of Houlihan Lokey Howard & Zukin. In that role, he oversaw all operations, which included advisory services for mid-market companies involved in mergers and acquisitions and corporate restructurings. He previously was Chairman of UBS AG's Warburg Dillon, Read & Co. Inc. unit. Prior to that, he was President and CEO of Dillon, Read & Co. Inc. Hobbs earned his bachelor's degree from Harvard College and master's degree in business administration from Harvard Business School. He serves as a director on the Boards of the Lord Abbett & Company, Molson Coors Brewing Company, and UNICEF.
Robert T. Blakely — Director of Ally since May 2009. He currently serves as Chairman of the Audit Committee. Previously, he was a trustee of the Financial Accounting Foundation, the oversight board for the Financial Accounting Standards Board. Blakely is the former executive vice president and chief financial officer of Fannie Mae. In this role, he led the financial restatement and implementation of Sarbanes-Oxley controls. He was previously the chief financial officer of WorldCom/MCI, Lyondell Chemical, Tenneco, and US Synthetic Fuels Corporation where he gained valuable experience dealing with accounting principles and financial reporting rules and regulations, evaluating financial results, and generally overseeing the financial reporting processes of large corporations. Blakely received his PhD from Massachusetts Institute of Technology and his master's and bachelor's degrees from Cornell University.
Mayree C. Clark — Director of Ally since May 2009. She currently serves as Chairman and member of the Ally Risk Management and Compliance Committee and the Audit Committee. She serves on the board of the Stanford Management Company, which manages the University's endowment. Clark is the founding partner of Eachwin Capital, an asset management firm that has created an investment strategy which keys off the quality of corporate management for the equity securities in which it invests. Clark is a former partner and member of the executive committee at AEA Holdings. Previously, Clark held a variety of executive positions at Morgan Stanley over a span of nearly 25 years, serving as Global Research Director, Director of Global Private Wealth Management, and deputy to the chairman, president and CEO. Clark began her career as an economic associate in antitrust litigation at National Economic Research Associates, Inc. Clark earned a bachelor's degree from the University of Southern California and a master's degree in business administration from Stanford University Graduate School of Business.
John D. Durrett — Director of Ally since February 2011. He currently serves as a member of the Audit Committee and Compliance Committee. He serves as a strategic adviser to Serent Capital, a San Francisco-based private equity firm, and sits on the boards of two of Serent's portfolio companies. Durrett is a director emeritus of McKinsey & Co.,Inc., and completed his 27-year career with the firm in 2007. He served in numerous senior leadership positions during his tenure at McKinsey and also served as a member of the firm's Shareholder's Council and chaired its Finance and Infrastructure Committee. Durrett was also a long-time member of McKinsey's Compensation Committee and the Director's and Principal's Review Committees. Durrett received a bachelor's degree from Millsaps College, a juris doctorate from Emory University and a master's degree in business administration from the Wharton School of the University of Pennsylvania.

Ally Financial Inc. • Form 10-K

Stephen A. Feinberg — Director of Ally since March 2009. He co-founded Cerberus Capital Management in November 1992. Feinberg began his career at Drexel Burnham Lambert where he was actively involved in trading large pools of firm capital. From 1985 to 1992, after leaving Drexel Burnham Lambert, he managed money in separate accounts, most of which was firm capital of Gruntal & Co., Inc. Feinberg has over 25 years of experience in distressed investing, including investments in the financial services industry, and he has served as a control party in connection with investments in numerous financial institutions, including various lending institutions. Feinberg is a 1982 graduate of Princeton University.
Kim S. Fennebresque — Director of Ally since May 2009. Fennebresque served as chairman and chief executive officer of Dahlman Rose & Co. and is a senior advisor at Cowen Group, Inc. He also served as its chairman, president, and chief executive officer where he oversaw all aspects of the management and operations of the company. Fennebresque has extensive business experience and has served as an investment banker for over three decades. He has demonstrated leadership capability and has extensive knowledge of the management of a publicly traded company. The depth and breadth of his exposure to areas of compensation, legal, accounting, and regulatory issues make him a skilled advisor. Prior to joining Cowen Group, Fennebresque served as head of the Corporate Finance and Mergers & Acquisitions departments at UBS. He also was a general partner and co-head of Investment Banking at Lazard Frères & Co. and held various positions at The First Boston Corporation. Fennebresque is a graduate of Trinity College and Vanderbilt Law School. He is currently on the boards of TEAK Fellowship, and Fountain House.
Gerald Greenwald — Appointed to the Ally board of directors in August 2012. Greenwald is a founder of Greenbriar Equity Group, a private equity firm focused on the global transportation sector. Previously, Greenwald was the chairman and chief executive officer of United Airlines from 1994 to 1999. Greenwald began his career in the automotive industry at Ford Motor Company where he worked in several positions including controller, director of operations in Europe and president of Ford of Venezuela. He later joined Chrysler, where he worked in various positions including corporate controller and chief financial officer before being promoted to vice chairman. Greenwald received a bachelor's degree from Princeton University and a master's degree from Wayne State University. He serves on the boards of Align Aerospace Holdings, Inc., GENCO Distribution System, Inc., Ryan Herco Flow Solutions, Western Peterbilt, Inc. and The Aspen Institute, and Chairman of a RAND Corporation Advisory Council.
Marjorie Magner — Director of Ally since May 2010. She also serves on the Audit Committee and Risk and Compliance Committee. Magner is a founding member and partner of Brysam Global Partners, a specialized private equity firm that invests in financial services. Previously, she served as chairman and chief executive officer of the Global Consumer Group at Citigroup. In this position, she was responsible for the company's operations serving consumers through retail banking, credit cards, and consumer finance. She earned a bachelor's degree in psychology from Brooklyn College and a master's degree from Krannert School of Management, Purdue University. Magner also serves on the boards of Accenture Ltd., Gannett Company, Inc., and the Brooklyn College Foundation. She is a member of the dean's advisory council for the Krannert School of Management.
Henry S. Miller — Appointed to the Ally board of directors in August 2012. Miller has served as chairman of Marblegate Asset Management, LLC since its formation in 2009. Miller was also co-founder, chairman and managing director of Miller Buckfire & Co., LLC. Prior to founding Miller Buckfire, he was vice chairman and managing director at Dresdner Kleinwort Wasserstein. He also served as managing director and head of both the restructuring and transportation industry group of Salomon Brothers. He also previously held senior leadership roles at Prudential Securities and Lehman Brothers. Miller received his bachelor's degree from Fordham University and a master's degree in business administration from from Columbia Business School. He is a trustee of Save the Children, the Washington Institute for Near East Policy, and Fordham University, as well as a member of the board of directors of AIG and a member of the board of overseers of Columbia Business School.
John J. Stack — Director of Ally since April 2010. He also serves on the Audit Committee and Risk and Compliance Committee. Stack served as chairman and chief executive officer of Ceska Sporitelna, a.s., the largest bank in the Czech Republic, from 2000 to 2007. Prior to that, he spent 22 years in retail banking in various roles at Chemical Bank and then later at Chase Bank. Stack began his career in government working in staff roles in the New York City Mayor's Office and then the New York City Courts System. He earned a bachelor's degree from Iona College and a master's degree from Harvard Graduate School of Business Administration. He also serves on the boards of Erste Bank Group and Mutual of America.
Michael A. Carpenter — Chief Executive Officer of Ally since November 2009 and a member of the Ally Board of Directors since May 2009. He oversees all Ally strategy and operations to focus on strengthening the core businesses, while positioning the company for long-term growth. Carpenter has broad and deep experience in banking, capital markets, turnarounds, and corporate strategy. Most recently, he founded Southgate Alternative Investments in 2007. From 2002 to 2006, he was chairman and chief executive officer of Citigroup Alternative Investments overseeing $60 billion of proprietary capital and customer funds globally in various alternative investment vehicles. From 1998 to 2002, Carpenter was chairman and chief executive officer of Citigroup's Global Corporate & Investment Bank with responsibility for Salomon Smith Barney Inc. and Citibank's corporate banking activities globally. Carpenter was named chairman and CEO of Salomon Smith Barney in 1998, shortly after the merger that created Citigroup, and led the first ever successful integration of a commercial and investment bank. Prior to Citigroup, he was chairman and CEO of Travelers Life & Annuity and vice chairman of Travelers Group Inc. responsible for strategy and business development. From 1989 to 1994, he was chairman of the board, president, and CEO of Kidder Peabody Group Inc., a wholly owned subsidiary of General Electric Company. From 1986 to 1989, Carpenter was executive vice president of GE Capital Corporation. He first joined GE in 1983 as vice president of Corporate Business Development and Planning and was responsible for strategic planning and development as well as mergers and acquisitions. Earlier in his career, Carpenter spent nine years as vice president and director of the Boston Consulting Group consulting to major companies on corporate strategy and three years with Imperial Chemical Industries of the

Ally Financial Inc. • Form 10-K

United Kingdom. Carpenter received a bachelor of science degree from the University of Nottingham, England, and an MBA from the Harvard Business School where he was a Baker Scholar. He also holds an honorary degree of Doctor of Laws from the University of Nottingham. He serves on the boards of Autobytel Inc., U.S. Retirement Partners and the New York City Investment Fund and has been a board member of the New York Stock Exchange, General Signal, Loews Cineplex, and various other private and public companies.
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
Barbara A. Yastine —Chief Executive Officer and President of Ally Bank since May 2012. She also continues as chair of the bank, a position she assumed when she joined Ally in 2010. Yastine is a seasoned executive with diverse experience at financial services companies. Prior to joining Ally, she served as a principal of Southgate Investment Partners, LLC. Before that, she was chief financial officer for Credit Suisse First Boston from 2002 to 2004 and had responsibility for controllership, treasury, risk management, strategy, mergers and acquisitions, and tax. She was with Citigroup and its predecessors for 15 years with her last position being as chief financial officer of Citigroup's global corporate and investment bank. During her time at Citigroup, she also served as chief auditor, chief administrative officer of the global consumer group, and as executive vice president of what is now CitiFinancial. Yastine began her career at Citigroup predecessor Primerica as the head of investor relations. Yastine serves on the boards of directors of Primerica Corporation and privately held Symphony Services Corp., as well as nonprofit Phoenix House. Yastine is a former trustee of the Financial Accounting Foundation. She holds a bachelor's of arts degree in journalism and a master's degree in finance, both from New York University.
William F. Muir — President of Ally since 2004, and head of its Global Automotive Services business. He oversees the company's automotive finance, insurance, vehicle remarketing and servicing operations. Muir is also a member of the Ally Bank board of directors. Chairman of Ally Insurance Group since June 1999, and a Member of the Ally Commercial Finance and Ally Bank Boards of Directors since February 2002 and March 2004, respectively. Prior to that time, Muir served as executive vice president and chief financial officer from February 1998 to 2004. From 1996 to 1998, Muir served as executive-in-charge of operations and then executive director of planning at Delphi Automotive Systems, a former subsidiary of GM. Prior to serving at Delphi Automotive Systems, Muir served in various executive capacities with Ally since first joining Ally in 1992. He also served in a number of capacities with GM since joining the company in 1983. Muir received a bachelor's degree in industrial engineering and operations research from Cornell University in 1977. He earned a master's of business administration degree from Harvard University in 1983.
David J. DeBrunner — Vice President, Chief Accounting Officer, and Controller of Ally since September 2007. DeBrunner joined Ally from Fifth Third Bancorp (Fifth Third) where he was senior vice president, corporate controller, and chief accounting officer from January 2002 to August 2007. Prior to that position, he served as the chief financial officer for the commercial division of Fifth Third beginning in December 1999. DeBrunner joined Fifth Third in 1992 and held various financial leadership positions throughout the company. Prior to his time at Fifth Third, he held positions at Deloitte and Touche LLP in the Chicago and Cincinnati offices. DeBrunner holds a bachelor's of science in accounting from Indiana University and is a member of the American Institute of Certified Public Accountants and the Ohio Society of Certified Public Accountants.
Brian Gunn — Chief Risk Officer of Ally since November 2011. In this role, Gunn has overall responsibility for achieving an appropriate balance between risk and return, mitigating unnecessary risk and protecting the company's financial returns. Gunn joined Ally in 2008 as chief risk officer for the Global Automotive Services business where he was responsible for overseeing disciplined risk processes, governance and analytics in support of Ally's efforts to diversify and grow its automotive product lines. In this role, Gunn established a global automotive risk management framework for all product lines across North America, Latin America, Europe and China. Prior to joining Ally, Gunn served in a number of senior leadership positions with GE Money of Stamford, Conn., most recently as chief risk officer for GE Money Canada. In this role, he was responsible for all areas of risk management and collections across various product lines. Gunn received a master's degree in Banking and Finance from Hofstra University in Hempstead, N.Y., and a bachelor's degree in Finance from Providence College in Providence, R.I.

Ally Financial Inc. • Form 10-K

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
Certain Corporate Governance Matters
Election of Directors — Our current directors were elected pursuant to the terms of the Amended and Restated Governance Agreement dated May 21, 2009 (the Governance Agreement), which we have entered into with certain of our shareholders (see Exhibit 10.2 to our Form 8-K filed on May 22, 2009). Based on the current ownership of our common stock, the Governance Agreement provides that the Ally Board of Directors (Board) is to be comprised of the following: (1) one director designated by affiliates of Cerberus Capital Management, L.P., (2) six directors designated by the U.S. Department of Treasury (Treasury), (3) the chief executive officer of Ally and (4) three independent directors chosen by the members described in (1) through (3) above. Currently, the Board consists of the Cerberus appointed director, the chief executive officer of Ally, six directors appointed by Treasury, and three independent directors.
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
Other Board Committees — We have also established a Risk and Compliance Committee (Risk Committee) and a Compensation, Nominating, and Governance Committee (CNG Committee). Members of the Risk Committee currently include Mayree C. Clark (Committee Chairwoman), Franklin W. Hobbs, Marjorie Magner, Henry S. Miller, and John J. Stack. Members of the CNG Committee currently include Kim S. Fennebresque (Committee Chairman), Robert T. Blakely, and Franklin W. Hobbs.
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
The Committee, pursuant to its Charter, is, among other things, responsible for the following:

•
Discharging the Board's responsibilities with respect to the establishment, maintenance and administration of Ally's compensation plans, including determining the total compensation of the Chief Executive Officer and executive officers plus other senior executives designated by the Committee as under its purview;

•	Overseeing Ally's leadership development and succession planning programs;

•	Identifying qualified individuals for membership on the Board (consistent with criteria approved by the Board) and to recommend to the Board the director nominees;

•	Reviewing and recommending to the Board the director compensation for service on the Board;

•	Leading the Board and its committees in their annual self-evaluation and the annual review of the Board's performance;

•	Developing and recommending to the Board a corporate governance policy for the Board, and overseeing Ally's corporate governance procedures and practices related to the Board; and

•	Performing any and all duties required of it under applicable laws, rules, regulations, regulatory guidance, or other legal authority.
Compensation, Nominating and Governance Committee Process
Ally's executive compensation programs are administered by the Committee. During 2012, the Committee met 14 times.
The Committee determines the compensation of senior executives under its purview, including the compensation of our named executive officers (NEOs, who are also our Senior Executive Officers (SEOs) for purposes of the Troubled Asset Relief Program (TARP) requirements). In making its determination for senior executives other than the Chief Executive Officer (CEO) and Residential Capital, LLC (ResCap) executives, and in making changes to our executive compensation program, the Committee considers the recommendations of the CEO. The Committee determines the compensation of the CEO without recommendations from the CEO or other management. The Committee considers the recommendations of the ResCap Board of Directors and the ResCap CEO in making changes to compensation for ResCap executives under its purview. The Committee has delegated to the CEO the authority to determine cash and equity compensation for executives other than for the approximately 25 highest-compensated employees (Top 25), ResCap executives, and other select senior executives as determined by the Committee. The Committee also meets periodically in executive session without the presence of any members of management. The Committee seeks the input of Ally's Risk Management functions, and in its deliberations on compensation related issues it also consults with the chairperson of the Board's Risk and Compliance Committee and Audit Committee.
Frederic W. Cook & Co. (Cook) served as an independent advisor during 2012. Cook reports directly to the Committee and provides ongoing advice with respect to the plans and programs covering the executives, including our NEOs and non-employee directors, for which the Committee is responsible. Cook reviews all materials developed by management in advance of Committee meetings, provides advice and recommendations concerning changes to our plans and programs, as well as information on market practices and trends, and attends meetings of the Committee. Cook undertakes no separate work for Ally.
Ally management engaged Pearl Meyer & Partners (Pearl Meyer) to provide consulting assistance on matters pertaining to executive compensation, including a competitive assessment of the compensation paid to Ally's CEO, a price differential analysis for purposes of assisting in the Company's valuation to determine restricted stock unit awards, an analysis of total direct compensation for top executives and an updated competitive assessment of the compensation for Ally's 25 highest-compensated executives requested by the Special Master for TARP related to executive compensation (the Special Master). Ally management also engaged McLagan Partners (McLagan), an Aon Hewitt Company, to provide consulting assistance on certain matters pertaining to executive compensation, including compensation benchmarking.
Compensation, Nominating and Governance Committee Report
The Committee has reviewed and discussed with Ally management the Compensation Discussion and Analysis and, based on that discussion, recommended it to the Ally Board of Directors for inclusion in this Form 10-K.
The Committee, with the assistance of Ally's Risk Management and Human Resource functions, conducts assessments of the risks associated with Ally's compensation policies and practices every six months as required by TARP. To complete such assessments, in 2012 the Committee followed a process that consisted of the following: (1) ranking plans in a tiered system based on each plan's potential to encourage risk taking as determined by the size of the potential payout and the nature of the activities engaged in by participants; (2) identifying risk

Ally Financial Inc. • Form 10-K

mitigators built into each plan such as caps, clawback features, and mandatory deferrals; and (3) implementing as necessary additional risk mitigators or controls in plans.
Based on the risk assessments conducted during 2012, the Committee concluded that (1) the SEO compensation programs do not encourage excessive and unnecessary risk taking that could threaten the value of Ally; (2) other employee compensation plans do not encourage unnecessary or excessive risk taking that could threaten the value of the Company, or reward short‑term results to the detriment of long‑term value creation; and (3) Ally's compensation programs do not encourage the manipulation of reported earnings.
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

Kim S. Fennebresque (Committee Chairman)
Robert T. Blakely
Franklin W. Hobbs
Executive Compensation Discussion and Analysis
Introduction
For the full year 2012, Ally reported net income of $1.2 billion. Ally's industry-leading U.S. automotive finance franchise remained well-positioned, despite significant competition. Ally grew U.S. net financing revenue 39 percent from the prior year, and also showed significant growth in U.S. automotive earning assets, increasing 18 percent year-over-year, and the Ally Bank franchise continued to build its deposit base and maintained strong customer loyalty with a unique consumer value proposition. Ally made significant strides in the fourth quarter on its key strategic actions aimed at strengthening the company's longer term financial profile and accelerating repayment of the U.S. Department of Treasury's investment.
Executive Compensation Limitations
In connection with our participation in TARP, certain determinations of the Office of the Special Master for TARP Executive Compensation (Special Master), and other laws and regulations, Ally is subject to certain limitations on executive compensation, the most significant of which are:

•	Cash salaries are limited based on the determination of the Special Master;

•	The majority of an SEO's compensation paid in equity that must be held long-term;

•	Any incentive compensation granted must be in the form of long-term restricted equity that is contingent on performance and paid out after incremental TARP repayments;

•	Perquisites and “other” compensation capped at $25,000, with limited exceptions;

•	Suspension of the accrual of benefits to supplemental executive retirement plans;

•	Prohibition on incentives for SEOs that could cause them to take unnecessary or excessive risks;

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
Ally supports the compensation principles underlying the TARP compensation rules, and we believe our compensation philosophy is consistent with the TARP compensation principles. The Special Master has required that the majority of compensation for NEOs and the next 20 highest-compensated employees be in the form of long-term stock or stock units, that such stock or stock units should be held for specified minimum periods of time, and that any incentive payments should be subject to recoupment if paid based on information that is subsequently found to be materially inaccurate. The Company and the Committee fully support and have implemented these principles for our NEOs and the next 20 highest-compensated employees.
Refer to the Long-term Equity-based Incentives section for a discussion of the long-term stock awards that are granted to our NEOs.
The Pay Process for 2012
For 2012, the total compensation opportunity for the NEOs was determined by the Special Master, following review and approval of recommended total direct compensation levels for each of the NEOs by the Committee.
On May 14, 2012, our indirect mortgage subsidiary Residential Capital, LLC (ResCap), and certain of its wholly owned direct and indirect subsidiaries, filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (Bankruptcy Court). Further, and also on May 14, 2012, we announced that we were launching a process to explore strategic alternatives with respect to our international operations. The Committee determined that the existing compensation structures in place for Ally did not adequately address issues raised by these developments. As a result, the Committee sought and obtained the Special Master's approval of certain modifications to the compensation structures for the NEOs and other senior executives of the company. The purpose of the modifications was to better ensure that existing senior management was retained and remained fully focused on implementing the announced steps as well as operating the ongoing businesses.
Effective with the bankruptcy filing of Residential Capital, LLC, compensation for all employees of Residential Capital, LLC, including Thomas Marano, were under the purview of the Bankruptcy Court and not directly determined by Ally. Following the bankruptcy filing, Ally and ResCap reached an agreement, memorialized by a Bankruptcy Court order, that clarified that Ally was financially responsible for compensation issued to ResCap employees prior to May 14, 2012, and ResCap was financially responsible for compensation issued to ResCap employees on or after May 14, 2012. Additionally, following the bankruptcy filing, at the request of the ResCap Board of Directors, the Committee sought and obtained the Special Master's approval of a modified compensation structure for Mr. Marano and other employees of ResCap whose compensation was restricted by TARP. The Special Master's Supplemental Determination Letter of November 30, 2012, provides that no compensation awarded after May 14, 2012 to covered employees of ResCap should be in the form of Ally equity and all that such compensation should be awarded in either cash or deferred cash. These modifications were also disclosed, as required, to the Bankruptcy Court. All compensation paid to employees of ResCap after the deconsolidation of ResCap following the bankruptcy filing on May 14, 2012, including Thomas Marano, is the responsibility of ResCap, and was therefore not reflected as compensation expense by Ally in its financial statements for 2012.
Assessing Ally Compensation Competitiveness
We compare our total direct compensation against a peer group of other comparably sized financial services companies with whom we compete for business and senior executive talent. We use publicly available reported pay data from a peer group of companies approved by the Committee to conduct the competitive assessment for the CEO and principal financial officer positions. For the other NEO and senior executive positions, we use market survey data from several survey sources to conduct the competitive assessments. Wherever practical, the market surveys include companies that are part of the peer group approved by the Committee.

Ally Financial Inc. • Form 10-K

During 2011, the Committee approved revisions to the peer group to increase the focus on bank holding companies. No changes were made to the peer group during 2012, which consists of the ten financial services companies listed below:

•	BB&T	•	KeyCorp	•	U.S. Bancorp

•	Capital One Financial	•	PNC Financial	•	Wells Fargo

•	Discover	•	Regions Financial

•	Fifth Third Bancorp	•	SunTrust Banks
For 2012, survey data used for the remaining NEOs and other senior executives came from one or more survey sources, including the Hewitt Total Compensation Measurement™ (TCM™) database, Towers Watson Executive Financial Services survey, McLagan Investment Management survey, and McLagan Fixed Income Sales and Trading survey. Because multiple survey sources are used and not all survey participants provide data for each of the remaining NEOs, it is not possible to list the survey participants included in our competitive data analyzed for positions other than the CEO and the principal financial officer.
For executives below the Top 25 whose pay is not determined by the Special Master, our compensation philosophy is to set base salaries and employee benefits at median competitive levels and to set annual incentive compensation to deliver total annual cash and equity compensation up to or exceeding the 75th percentile when warranted by achievement of aggressive performance goals and top quartile competitive performance. If annual performance goals are not achieved, annual incentive compensation is reduced or eliminated, and total annual cash and equity compensation falls to below the market median. The size of long-term equity-based incentive awards relative to total compensation is set annually to ensure senior management maintains an appropriate level of long-term balance in their total compensation and to achieve individual differentiation of total compensation based on performance considerations and retention needs.
Due to the pay restrictions applicable to the NEOs under TARP, including limitations on incentive compensation, total direct compensation rather than individual elements of pay (i.e., base salary, annual incentives, and long-term incentives) is set to be competitive.
The Committee sets proposed total direct compensation levels for each of the NEOs based on his or her job responsibilities. Once the Committee determines and approves the proposed compensation packages for the NEOs, they are submitted to the Special Master for approval. The Special Master then reviews the proposed packages to determine if they are aligned with TARP requirements and set at appropriate market levels. The Special Master subsequently issues a Determination Letter, specifying the final design and allocation of total pay approved for the NEOs. At the end of the year, the Committee reviews the performance of the NEOs relative to their individual goals and objectives. For 2012, there was no incentive compensation (i.e., the long-term incentive restricted stock units (IRSUs)) eligible to be awarded to any NEO under the Supplemental Determination Letters issued by the Special Master.
Role of Management in Compensation Decisions
Compensation recommendations for the NEOs other than the CEO and Thomas Marano are presented to and discussed with the Committee by the CEO. The Committee then determines and approves the proposed compensation for the NEOs, which is submitted to the Special Master for final approval.
The Committee determines and approves the compensation of the CEO without the recommendation of management. The Committee exercises its responsibilities with respect to the determination of the compensation of Thomas Marano based on the recommendation of the ResCap Board of Directors and, subsequent to May 14, 2012, upon Bankruptcy Court approval.
Components of Ally Compensation Program
Due to the TARP restrictions on cash compensation and limitations on incentive compensation, base salary is delivered in a combination of cash and equity. All NEOs were ineligible to receive any incentives for 2012. We also offer limited perquisites and other benefits in order to enhance the effectiveness of our NEOs in focusing their time and energy on performing their duties and responsibilities and to enable us to offer a competitive compensation package to attract and retain senior executive talent.
Base Salary
Under our compensation philosophy, base salary is intended to provide a predictable level of compensation that is competitive in the marketplace for the position responsibilities and individual skills, knowledge, and experience of each executive. However, the pay restrictions under TARP significantly limit the form and amount of base salary paid in 2012. As a result, a significant portion of total direct compensation is delivered in the form of equity-based salary for alignment with shareholders' interests.

Ally Financial Inc. • Form 10-K

The following table shows base salaries paid to the NEOs in 2012.

	2012 Base salary
NEO	Cash ($)	Deferred Cash ($) (a)	Equity (Deferred stock units) ($)	Total ($)
Michael A. Carpenter	—	—	9,500,000	9,500,000
Jeffrey J. Brown	600,000	—	3,797,892	4,397,892
Barbara Yastine	600,000	—	4,587,357	5,187,357
William Muir	600,000	—	3,400,000	4,000,000
James G. Mackey	550,000	—	2,450,000	3,000,000
Thomas Marano	600,000	5,582,052	1,821,397	8,003,449

(a)
Deferred cash awarded to Mr. Marano was granted after May 14, 2012 in lieu of DSUs pursuant to the request of the ResCap Board of Directors and the Special Master's November 30, 2012 Supplemental Determination Letter.

Equity salary is delivered in the form of deferred stock units (DSUs), which are immediately vested, but are subject to restrictions on the timing of payout. Except for the CEO, DSUs and deferred cash earned in 2012 will be payable in three equal installments: the first on the final payroll date of 2012, the second ratably over 2013 and the third ratably over 2014. DSUs earned by the CEO in 2012 are payable only in three equal, annual installments beginning on the first anniversary of grant.
Annual Cash Incentives
All NEOs were ineligible to receive annual cash incentives in 2012 due to restrictions under TARP and will continue to be ineligible for as long as the TARP restrictions are in place.
Long-term Equity-based Incentives
Prior to 2012, we provided long-term equity-based incentives in the form of IRSUs to have an incentive compensation component in the total direct compensation opportunity for our NEOs, and to provide retention and alignment with shareholder interests. Due to the restrictions under TARP, grants of long-term IRSUs are the only incentive compensation permitted for the NEOs and the next 20 highest-compensated employees.
NEOs and the balance of the Top 25 were not eligible for IRSUs in 2012. The long-term IRSU awards granted prior to 2012 to the Top 25 vest after two years from the day they are granted. The long-term IRSU award granted to our CEO in 2011 vests two-thirds after two years from the date they were granted and in full three years from the date they were granted. Earlier IRSU awards made to our CEO vest three years from the date they were granted. After the vesting requirement is met, the NEOs will receive payouts as the Company repays its TARP obligations. Payouts will be made in 25% increments based on the percentage of TARP obligations that have been repaid, as determined in accordance with the established guidelines for determining “repayment”. As of December 31, 2012, Ally had repaid more than 25%, but less than 50%, of its TARP obligations, as determined in accordance with the established guidelines. Therefore, 25% of IRSUs granted will be immediately payable to recipients upon the vesting date(s).
Special Master's 2012 Supplemental Determination Letters and Modified Compensation Structures
On May 14, 2012, our indirect mortgage subsidiary Residential Capital, LLC, and certain of its wholly owned direct and indirect subsidiaries, filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. Further, and also on May 14, 2012, we announced that we were launching a process to explore strategic alternatives with respect to our international operations. The Committee determined that the existing compensation structures in place for Ally did not adequately address issues raised by these developments. As a result, the Committee sought and obtained the Special Master's approval of certain modifications to the compensation structures for the NEOs and other senior executives of the company. The purpose of the modifications was to better ensure that existing senior management was retained and remained fully focused on implementing the announced steps as well as operating the ongoing businesses.
The modifications to the compensation structures for the NEOs and other senior executives, which were approved by the Special Master in 2012 and then adopted by the Committee, specified as follows:

•	No increase in total direct compensation for any Top 25 employee.

•	No increase in cash salary for any Top 25 employee.

•
The portion of each Top 25 employee's total direct compensation for 2012 that would have been payable in the form of long-term IRSUs would instead be paid in additional salary in the form of DSUs. As a result, no incentive compensation of any kind would be payable for 2012 for any Top 25 employee.

•
Except for the CEO, DSUs earned in 2012 will be payable in three equal installments: the first on the final payroll date of 2012, the second ratably over 2013 and the third ratably over 2014. DSUs earned by the CEO in 2012 are payable only in three equal, annual installments beginning on the first anniversary of grant.

Ally Financial Inc. • Form 10-K

•	Except for the CEO, DSUs earned in 2009 and 2010 and not yet paid will be payable in equal installments over the period ending on the third anniversary of the grant.

•
Except for the CEO, long-term IRSUs previously awarded for prior services will vest after two years of service. Even if vested, as required by the Interim Final Rule, all IRSU awards may be paid only in 25% installments as Ally repays its TARP obligations in 25% increments, and will otherwise be forfeited.

Benefits and Perquisites
We provide our NEOs with health and welfare benefits under the broad-based program generally available to all of our employees. This allows them to receive certain benefits that are not readily available to individuals except through an employer and to receive certain benefits on a pretax basis. Our benefit program includes the Ally Retirement Savings Plan. We provide the savings plan in lieu of higher current cash compensation to ensure that employees have a source of retirement income and because these plans enjoy more favorable tax treatment than current compensation. Under this plan, employee contributions of up to 6% of salary were matched 100% by Ally. The plan also provided a 2% nonmatching contribution on both salary and annual cash incentives, which fully vests after being employed for three years, and a 2% nonmatching discretionary contribution on salary in light of the Company's 2012 performance.
Ally suspended nonqualified contributions to its Retirement Savings Plan in 2009 and did not make any additional nonqualified contributions in 2012. Therefore, employer contributions for 2012 were made only under the qualified portion of the plan only which limits contributions to pay up to $250,000.
In addition to broad-based benefits, the NEOs are provided with limited supplemental benefits and perquisites to remain competitive in attracting and retaining executive talent. For 2012, in accordance with the TARP restrictions, the total value of these perquisites and supplemental benefits was capped at $25,000.
Long-term Compensation Structure
Based on the compensation structure for 2012, long-term equity-based compensation, represented by DSUs, comprises a significant portion of each NEOs total compensation. The long-term equity-based portion of total compensation for each NEO and its associated percentage of total compensation for 2012 are as follows.

	Total compensation ($)	Long-term equity-based compensation
Name		Dollar amount awarded ($)	Percent of total compensation (%)
Michael A. Carpenter	9,557,119	9,500,000	99.4%
Jeffrey J. Brown	4,428,059	3,797,892	85.8%
Barbara Yastine	5,215,956	4,587,357	88.0%
William Muir	4,031,723	3,400,000	84.3%
James G. Mackey	3,030,904	2,450,000	80.8%
Thomas Marano	8,030,548	1,821,397	22.7%
Employment Agreements and Severance
Ally currently has no employment agreement with any of the NEOs.
As a condition to participating in TARP, Ally's NEOs and the next five most highly compensated employees are not eligible for any severance in the event of termination of employment. These restrictions apply until Ally repays its TARP obligations.
Clawback Provisions
In connection with the risk assessment Ally conducted in 2012, the Company has reviewed all of its incentive compensation programs to ensure they include language allowing the Company to recoup incentive payments made to recipients in the event those payments were based on financial statements that are later found to be materially inaccurate. Incentive plans that did not include such language were revised to allow for incentive payments to be recovered. A recipient who fails to promptly repay Ally under such circumstances is subject to termination of employment.

Ally Financial Inc. • Form 10-K

Summary Compensation Table
The following table shows compensation for any person serving as principal executive officer or principal financial officer during 2012, as well as Ally's next three most highly compensated executive officers.

Name and principal position	Year	Salary ($) (a) (b)	Stock awards ($) (c) (d) (e)	All other compensation ($) (f)	Total ($)
Michael A. Carpenter	2012	—	9,500,000	57,119	9,557,119
Chief Executive Officer	2011	—	9,500,000	43,077	9,543,077
	2010	186,346	9,708,750	29,958	9,925,054
Jeffrey J. Brown	2012	600,000	3,797,892	30,167	4,428,059
Senior Executive Vice President of Finance and Corporate	2011	600,000	3,743,678	29,609	4,373,287
Planning	2010	500,000	3,750,000	38,908	4,288,908
Barbara Yastine	2012	600,000	4,587,357	28,599	5,215,956
Chief Executive Officer and President, Ally Bank	2011	600,000	4,587,357	27,950	5,215,307
William Muir	2012	600,000	3,400,000	31,723	4,031,723
President	2011	509,000	3,147,280	30,595	3,686,875
James G. Mackey	2012	550,000	2,450,000	30,904	3,030,904
Chief Financial Officer	2011	550,000	2,305,738	29,653	2,885,391
	2010	475,068	1,922,951	21,604	2,419,623
Thomas Marano	2012	6,182,052	1,821,397	27,099	8,030,548
Chief Executive Officer, ResCap	2011	600,000	7,403,449	31,450	8,034,899
	2010	500,000	6,906,250	26,785	7,433,035

(a)
The amounts shown as salary represent the cash portion of base salary and do not include the DSU award values that are part of the executive's base salary and are shown as stock awards in this table. Amounts for Mr. Marano for 2012 include $5,582,052 deferred cash paid in lieu of DSUs granted after May 14, 2012 pursuant to the request of the ResCap Board of Directors, the Special Master's November 30, 2012 Supplemental Determination Letter, and disclosure to the Bankruptcy Court. Deferred cash is payable in three equal installments: the first on the final payroll date of 2012, the second ratably over 2013 and the third ratably over 2014. At the request of the ResCap Board of Directors, effective January 1, 2013, the annual salary to be paid to Mr. Marano was reduced to $2,000,000 per year. Of this amount, $600,000 will be paid in cash and the balance will be paid in deferred cash, subject to the approval of the Special Master. Mr. Marano also served as Chief Capital Markets Officer through May 14, 2012.

(b)
For 2010, represents the amount of Mr. Carpenter's compensation that was paid in cash prior to March 23, 2010, when his compensation structure changed to be fully based on long-term equity of the Company.

(c)
The 2012 total represents the grant date fair value of the Ally DSU awards granted in 2012 and is not necessarily the cash payment received. The amounts for each NEO for 2012 are displayed in the following table. For Mr. Marano, Stock Awards for 2012 of $1,821,397 were granted prior to May 14, 2012. Amounts granted after May 14, 2012 were granted as deferred cash as explained in footnote (a) above. For further information related to compensation paid to ResCap employees, including Mr. Marano, refer to The Pay Process for 2012.

Name	DSU ($)	IRSU ($)	Total ($)
Michael A. Carpenter	9,500,000	—	9,500,000
Jeffrey J. Brown	3,797,892	—	3,797,892
Barbara Yastine	4,587,357	—	4,587,357
William Muir	3,400,000	—	3,400,000
James G. Mackey	2,450,000	—	2,450,000
Thomas Marano	1,821,397	—	1,821,397

(d)
The 2011 total represents the grant date fair value of the Ally DSU and IRSU awards granted in 2011 and is not necessarily the cash payment received. The amounts for each NEO for 2011 are displayed in the following table.

Name	DSU ($)	IRSU ($)	Total ($)
Michael A. Carpenter	8,000,000	1,500,000	9,500,000
Jeffrey J. Brown	2,350,000	1,393,678	3,743,678
Barbara Yastine	2,858,238	1,729,119	4,587,357
William Muir	1,931,520	1,215,760	3,147,280
James G. Mackey	1,353,825	951,913	2,305,738
Thomas Marano	4,735,633	2,667,816	7,403,449

(e)
The 2010 total represents the grant date fair value of the Ally DSU and IRSU awards granted in 2010 and is not necessarily the cash payment received. The amount for Mr. Carpenter includes $395,096 of IRSU awards that were granted in January 2010 for performance in 2009, as per the SEC rules. The amounts for each NEO for 2010 are displayed in the following table.

Name	DSU ($)	IRSU ($)	Total ($)
Michael Carpenter	7,813,654	1,895,096	9,708,750
Jeffrey J. Brown	2,350,000	1,400,000	3,750,000
James G. Mackey	1,119,964	802,987	1,922,951
Thomas Marano	4,437,500	2,468,750	6,906,250

(f)	Refer to the All Other Compensation in 2012 section for further details.

Ally Financial Inc. • Form 10-K

All Other Compensation in 2012

	Michael A. Carpenter	Jeffrey J. Brown	Barbara Yastine	William Muir	James G. Mackey	Thomas Marano
Financial counseling (a)	$3,500	$3,500	$—	$—	$3,439	$3,500
Liability insurance (b)	425	425	425	825	425	425
Wellness credit (c)	—	—	—	—	150	—
Total perquisites	3,925	3,925	425	825	4,014	3,925
Life insurance (d)	28,194	1,242	3,174	5,898	1,890	3,174
401(k) matching contribution (e)	25,000	25,000	25,000	25,000	25,000	20,000
Total all other compensation	$57,119	$30,167	$28,599	$31,723	$30,904	$27,099

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

(b)	Represents the total cost of liability insurance for 2012.

(c)	Represents a $150 wellness credit for participating in and completing various wellness initiatives as part of a company-wide wellness program.

(d)	Represents the total cost of life insurance for 2012.

(e)	Represents the employer contribution, Company match contribution, and discretionary contribution made to the employees' 401(k) fund.
Grants of Plan-based Awards in 2012 — Estimated Future Payments under Equity Incentive Plan Awards
The following table represents Ally DSU awards, which are stated in phantom shares.

Name	Awards made: January 1, 2012 - May 31, 2012 (a)	Awards made: June 1, 2012 - December 31, 2012 (a)	Total 2012 ($) (a)
Michael A. Carpenter	463.3	609.0	9,500,000
Jeffrey J. Brown	114.6	311.5	3,797,892
Barbara Yastine	139.4	375.3	4,587,357
William Muir	101.0	280.4	3,400,000
James G. Mackey	70.7	204.1	2,450,000
Thomas Marano	210.7	—	1,821,397

(a)	For all NEOs, DSU awards were granted ratably during the respective periods.

Name	Award	All other stock awards: number of shares or unit of stock (b) (c)	Grant date fair value of stock or unit awards ($)(d)
Michael A. Carpenter	DSU	1,072.3	9,500,000
Jeffrey J. Brown	DSU	426.1	3,797,892
Barbara Yastine	DSU	514.7	4,587,357
William Muir	DSU	381.4	3,400,000
James G. Mackey	DSU	274.8	2,450,000
Thomas Marano	DSU	210.7	1,821,397

(b)
For Mr. Marano, all 210.7 shares were granted prior to May 14, 2012. Amounts exclude deferred cash granted in lieu of DSUs after May 14, 2012 pursuant to the request of the ResCap Board of Directors, the Special Master's November 30, 2012 Supplemental Determination Letter, and disclosure to the Bankruptcy Court.

(c)	The award grants are expressed as phantom shares of Ally.

(d)
The grant date fair value amounts shown do not reflect realized cash compensation by the NEOs, which is described in the Stock Awards Vested Table for the awards. The value shown represents the computed fair value at the date of grant of each award, which was $8,500 per share for each award from January 1, 2012 through March 31, 2012. The grant date fair value for awards granted between April 1, 2012 through December 31, 2012 was $9,000 per share. For a further discussion of the valuation of equity awards, see footnote (a) in the Outstanding Equity Awards at 2012 Fiscal Year End - Stock Awards section below and Note 24 to our Consolidated Financial Statements.

Ally Financial Inc. • Form 10-K

Outstanding Equity Awards at 2012 Fiscal Year End — Stock Awards
The following table provides information for the named executive officers regarding the Ally IRSU awards outstanding at December 31, 2012.

Name	Grant date	Number of shares or units of stock that have not vested (#) (a) (b)	Market value of shares or units of stock that have not vested ($) (a)
Michael A. Carpenter	1/28/2010	50.6	455,151
	12/16/2010	192.0	1,728,001
	12/19/2011	187.5	1,687,500
Jeffrey J. Brown	12/19/2011	174.2	1,567,888
Barbara Yastine	12/19/2011	216.1	1,945,259
William Muir	12/19/2011	152.0	1,367,730
James G. Mackey	12/19/2011	119.0	1,070,903
Thomas Marano	12/19/2011	333.5	3,001,293

(a)
Amounts shown represent Ally IRSU awards granted to named executives that have not vested. Each award represents one phantom share of Ally. The fair market value for the phantom shares is determined by the Board at least annually, as required by the Ally Financial Long-Term Equity Compensation Incentive Plan. The fair market value for each phantom share at December 31, 2012 was determined to be $9,000. During 2012, Sandler O'Neill & Partners, L.P. (Sandler O'Neill), an independent investment banking firm, was engaged to provide certain valuation analyses and to prepare an annual report regarding the fair market value of the Company's common equity securities, and to provide other services related thereto. The valuation amounts as of March 31, 2012 and December 31, 2012 were determined based on the analyses provided by Sandler O'Neill.

(b)
Vesting terms of IRSUs granted to NEOs (with the exception of Mr. Carpenter) were modified in 2012 as a result of the Special Master's Supplemental Determination Letter dated June 8, 2012. For these NEOs, 2011 awards will vest after two years of service. Even if vested, as required by the Interim Final Rule, IRSU awards may be paid only in 25% installments as Ally repays its TARP obligations in 25% increments, and will otherwise be forfeited. No modifications were made to Mr. Carpenter's awards. Mr. Carpenter's grants vest as follows: grant dated January 28, 2010 vests January 28, 2013, grant dated December 16, 2010 vests December 16, 2013 and grant dated December 19, 2011 vests December 19, 2014.

Options Exercised and Shares Vested in 2012
During 2012, no stock options were held by the named executive officers.
The following table reflects the Ally IRSU and RSU awards that vested in 2012. A substantial portion of the value cannot be paid until Ally further repays its TARP obligations.

Name	Number of shares acquired on vesting (#) (a) (b)	Value realized on vesting ($) (b) (c)
Michael A. Carpenter	—	—
Jeffrey J. Brown	336.8	3,030,934
Barbara Yastine	64.0	576,000
William Muir	281.4	2,532,831
James G. Mackey	172.9	1,526,579
Thomas Marano	559.0	5,030,628

(a)
Amounts shown represent the 2012 vesting of the continued service portion of Mr. Brown's, Mr. Muir's, Mr. Mackey's and Mr. Marano's 2009 IRSU grants and 2010 IRSU grants. Also for Mr. Muir, the amount shown represents the 2008 RSU which vested and paid December 31, 2012. Ms. Yastine's amount shown represents the 2012 vesting of the continued service portion of her 2010 IRSU. The 2009 IRSU and 2010 IRSU vesting was modified in 2012 as a result of the Special Master Supplemental letter dated June 8, 2012. Except for Mr. Carpenter, these awards vested after two years of service from the grant date. Even if vested, as required by the Interim Final Rule, these awards may be paid only in 25% installments as Ally repays its TARP obligations in 25% increments, and will otherwise be forfeited.

(b)	Mr. Muir's final tranche of his 2008 RSU award vested and paid on December 31, 2012.

(c)
The value realized for the vested shares is their fair market value as determined at least annually by the Board, as required by the Ally Long-Term Equity Compensation Incentive Plan. The amounts paid in 2012 represent the first 25% installment based on the partial repayment of TARP obligations and were as follows: $757,734 for Mr. Brown, $144,000 for Ms. Yastine, $603,361 for Mr. Muir, $381,645 for Mr. Mackey, and $1,257,657 for Mr. Marano.

Ally Financial Inc. • Form 10-K

Nonqualified Deferred Compensation in 2012
The table below reflects year-end balances, Company distributions, and all earnings associated primarily with the Ally nonqualified equalization plan. This plan allows Company contributions to this plan to continue after the IRS maximum limits under our 401(k) plan have been reached.

Nonqualified deferred compensation
Name	Plan name	Executive contributions in last FY($)	Registrant contributions in last FY ($)	Aggregate earnings in last FY ($)	Aggregate withdrawals/ distributions ($)	Aggregate balance at last FYE ($)
Michael A. Carpenter	DSUs (a) (b)	—	9,500,000	904,553	4,488,084	19,859,733
Jeffrey J. Brown	Nonqualified Benefit Equalization Plan (c)	—	—	2,650	—	27,413
	DSUs (a) (b)	—	3,797,892	254,624	2,947,646	5,121,993
Barbara Yastine	DSUs (a) (b)	—	4,587,357	297,361	3,293,894	6,107,921
William Muir	Nonqualified Benefit Equalization Plan (c)	—	—	23,020	—	213,996
	DSUs (a) (b)	—	3,400,000	254,810	3,532,010	4,241,966
James G. Mackey	DSUs (a) (b)	—	2,450,000	137,038	1,695,288	3,006,041
Thomas Marano	Nonqualified Benefit Equalization Plan (c)	—	—	5,733	—	50,986
	DSUs (a) (b)	—	1,821,397	518,350	4,230,388	6,364,448
	Deferred Cash (d)	—	5,582,052	—	1,943,035	3,639,017

(a)
In 2009, we included DSU awards, which vested at grant date, within the Options Exercised and Shares Vested in 2009 table. Starting in 2010 and continuing in 2012, we have included the DSU award information in the Nonqualified Deferred Compensation in 2012 table to more accurately reflect the form of the awards.

(b)
The NEOs had outstanding DSU award values at December 31, 2011, of $13,943,264 for Mr. Carpenter, $4,017,124 for Mr. Brown, $4,517,096 for Ms. Yastine, $4,119,166 for Mr. Muir, $2,114,292 for Mr. Mackey, and $8,255,088 for Mr. Marano.

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

(d)
Mr. Marano received deferred cash after May 14, 2012 in lieu of DSUs pursuant to the request of the ResCap Board of Directors, the Special Master's November 30, 2012 Supplemental Determination Letter, and disclosure to the Bankruptcy Court. Deferred cash is payable in three equal installments: the first on the final payroll date of 2012, the second ratably over 2013 and the third ratably over 2014.

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
Effective April 1, 2012, the annual retainer paid to non-employee directors was increased from $180,000 to $200,000 and was paid entirely in cash. DSUs had been included in the program for $110,000 of the $180,000 annual retainer in 2011, and were also awarded for a portion of the annual retainer paid for the first quarter of 2012, as part of planning for a potential initial public offering. An additional retainer is paid to non-employee directors who serve as a chair of a standing committee, which was also increased during 2012 from $30,000 to $50,000 each. All non-employee directors who serve as members of committees, including chairs of a committee, are paid additional retainers of $20,000 each. The Chair of the Board receives an additional retainer of $250,000. For the first quarter of 2012, this additional retainer was paid half in cash and half in DSUs, and was changed to all cash effective April 1, 2012, the same as the Board retainer. Meeting fees of $2,000 for each in-person meeting and telephonic meeting lasting more than one hour are payable when the Board or any committee meets more than eight times per year.
Non-employee directors are reimbursed for travel expenses incurred in conjunction with their duties as directors. Furthermore, Ally will provide the broadest form of indemnification permitted under Delaware law in connection with liabilities that may arise as a result of their role on the Board, provided that the director satisfies the statutory standard of care.

Ally Financial Inc. • Form 10-K

Beginning January 1, 2012, Ally pays additional director compensation to John J. Stack for his service as a director of Ally Bank in an annual amount equal to $165,000, representing the equivalent of a Board retainer of $115,000 and an additional retainer of $50,000 for service on committees in lieu of meeting fees.
The following table provides compensation for non-employee directors who served during fiscal 2012.

2012 Director Compensation Table

Director name	Fees earned or paid in cash ($) (a) (b)	Stock awards ($) (a) (c) (d)	Total ($) (a)
Robert T. Blakely	281,500	27,500	309,000
Mayree C. Clark	277,250	27,500	304,750
John D. Durrett	230,250	27,500	257,750
Kim S. Fennebresque	248,500	27,500	276,000
Franklin W. Hobbs	446,250	58,750	505,000
Marjorie Magner	246,750	27,500	274,250
John J. Stack	462,250	27,500	489,750
Henry S. Miller	85,001	—	85,001
Gerald Greenwald	85,850	—	85,850

(a)	The retainer and fees for our non-employee directors were prorated based on when each director served on the Board and their respective committees.

(b)	As noted above, the non-employee directors' cash retainer and fees consist of the following components:

Director Name	Annual cash retainer ($)	Committee chair or member/chair of Board fees ($)	Ally Bank Board Fees ($)	Additional meeting fees ($)
Robert T. Blakely	167,500	85,000	—	29,000
Mayree C. Clark	167,500	85,000	—	24,750
John D. Durrett	167,500	40,000	—	22,750
Kim S. Fennebresque	167,500	65,000	—	16,000
Franklin W. Hobbs	167,500	258,750	—	20,000
Marjorie Magner	167,500	60,000	—	19,250
John J. Stack	167,500	105,000	165,000	24,750
Henry S. Miller	75,754	7,247	—	2,000
Gerald Greenwald	75,754	6,096	—	4,000

Ally Financial Inc. • Form 10-K

(c)
As noted above, stock awards granted to the non-employee directors are in the form of DSUs. Amounts in this column represent the aggregate grant date fair value of the DSU awards granted to the directors in 2012 and 2011. The grant date fair value of each DSU award granted to the directors in 2012 and 2011 are as follows:

Director name	Award	Grant Date	Grant date fair value of stock or unit awards ($)
Robert T. Blakely	DSU	3/31/2011	27,500
	DSU	6/30/2011	27,500
	DSU	10/1/2011	27,500
	DSU	12/31/2011	27,500
	DSU	3/31/2012	27,500
Mayree C. Clark	DSU	3/31/2011	27,500
	DSU	6/30/2011	27,500
	DSU	10/1/2011	27,500
	DSU	12/31/2011	27,500
	DSU	3/31/2012	27,500
John D. Durrett	DSU	3/31/2011	2,411
	DSU	6/30/2011	27,500
	DSU	10/1/2011	27,500
	DSU	12/31/2011	27,500
	DSU	3/31/2012	27,500
Kim S. Fennebresque	DSU	3/31/2011	27,500
	DSU	6/30/2011	27,500
	DSU	10/1/2011	27,500
	DSU	12/31/2011	27,500
	DSU	3/31/2012	27,500
Franklin W. Hobbs	DSU	3/31/2011	58,750
	DSU	6/30/2011	58,750
	DSU	10/1/2011	58,750
	DSU	12/31/2011	58,750
	DSU	3/31/2012	58,750
Marjorie Magner	DSU	3/31/2011	27,500
	DSU	6/30/2011	27,500
	DSU	10/1/2011	27,500
	DSU	12/31/2011	27,500
	DSU	3/31/2012	27,500
John J. Stack	DSU	3/31/2011	27,500
	DSU	6/30/2011	27,500
	DSU	10/1/2011	27,500
	DSU	12/31/2011	27,500
	DSU	3/31/2012	27,500

(d)	The following table sets forth the aggregate number of DSUs held by each non-employee director at December 31, 2012. Each DSU represents one phantom share of Ally.

Name	Number of DSUs (#)
Robert T. Blakely	15.0
Mayree C. Clark	15.0
John D. Durrett	12.6
Kim S. Fennebresque	15.0
Franklin W. Hobbs	32.1
Marjorie Magner	15.0
John J. Stack	15.0

Ally Financial Inc. • Form 10-K

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information with respect to beneficial ownership of Ally common stock by each person known by us to be the beneficial owner of more than five percent of our outstanding common stock. The number of shares reported below are as reflected in our stock register at February 28, 2013, and the percentages provided are based on 1,330,970 shares of common stock outstanding at February 28, 2013.

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

•
We provide wholesale and term-loan financing to dealerships that are either wholly owned by GM or in which GM has a controlling interest. The majority of these dealerships are located in the United States. At December 31, 2012, finance receivables and loans to dealerships owned or majority-owned by GM totaled $260 million.

•
We provide operating leases to GM-affiliated entities for buildings with a net book value of $61 million at December 31, 2012. The income statement effect of lease revenues was $8 million during the year ended December 31, 2012.

•	The income statement effect for interest on notes receivable from GM was $7 million during the year ended December 31, 2012.

•
We have other lease arrangements whereby we lease facilities to GM whereby we have advanced $3 million. The income statement effect for leasing revenues under these arrangements was $1 million for the year ended December 31, 2012.

•	In certain states, we provide insurance to GM for vehicle service contracts and for which we have recognized insurance premiums of $101 million for the year ended December 31, 2012.

•
GM may elect to sponsor financing incentive programs for wholesale dealer financing, which is known as wholesale subvention. The income statement effect of wholesale subvention and service fees was $177 million for the year ended December 31, 2012.

Support Services Provided by GM
GM historically has provided a variety of support services for our business, and we reimburse GM for the costs of providing these services to us. In addition, GM supports us by reimbursing us for certain programs it has with its customers or for expenses we may experience due to their business operations. The services GM provides us, including reimbursement arrangements, include:

•
GM may elect to sponsor incentive programs (on both retail contracts and leases) by supporting financing rates below standard rates at which we purchase retail contracts. In addition, under residual support programs, GM may upwardly adjust residual values above the standard lease rates. The subvention related receivables were $172 million at December 31, 2012.

•
GM provides lease residual value support as a marketing incentive to encourage consumers to lease vehicles. For certain specific contracts at termination of the lease, GM reimburses us to the extent the remarketing sales proceeds are less than the residual value

Ally Financial Inc. • Form 10-K

set forth in the contract and no greater than our standard residual rates. To the extent remarketing sales proceeds are more than the contract residual at termination, we reimburse GM for its portion of the higher residual value. The income from GM for residual support was $5 million for the year ended December 31, 2012.

•	GM provides financing rates below standard rates at which we purchase contracts (rate support). The revenue from GM for rate support was $629 million for the year ended December 31, 2012.

•
GM reimburses us for certain selling expenses we may incur on certain vehicles sold by us at auction. The income statement effect for the reimbursements was $1 million for the year ended December 31, 2012.

•
GM occasionally provides payment guarantees on certain commercial and dealer loans and receivables Ally has outstanding. The amount of commercial and dealer loans and receivables covered by a GM guarantee was $127 million at December 31, 2012.

•	GM provides us certain other services and facilities services for which we reimburse them. The income statement effect for these services was $86 million for the year ended December 31, 2012.

•	GM provides us certain marketing services for which we reimburse them. The income statement effect for the marketing services was $5 million for the year ended December 31, 2012.

•	We have accounts payable to GM that include wholesale settlement payments to GM and notes payable. The balance outstanding for accounts payable was $563 million for the year ended December 31, 2012.
Credit Arrangements and Other Amounts Due from or Owed to GM

•
We provide wholesale financing to GM for vehicles in which GM retains title while the vehicles are consigned to Ally or dealers in Italy. The financing to GM remains outstanding until title is transferred to the dealers. The amount of financing provided to GM by Ally under this arrangement varies based on inventory levels. At December 31, 2012, the amount of this financing outstanding was $11 million.

•
In various countries in Europe, we were party to a Rental Fleet Agreement in which we agreed to buy from the rental companies, on agreed terms reflecting fair value, all vehicles sold by GM to rental car companies that GM had become obligated to repurchase. The Rental Fleet Agreement provided for a true-up mechanism whereby GM was required to reimburse us to the extent the revenues we earned from the resale of the vehicles were less than the amount we paid the rental companies to purchase such vehicles. At December 31, 2012, we had a receivable in the amount of $18 million for providing this service.

Capital Contributions Received from GM
During 2012, we did not receive any capital contributions from GM.
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
Item 14.    Principal Accountant Fees and Services
We retained Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu Limited, and their respective affiliates (collectively, Deloitte & Touche) to audit our consolidated financial statements for the year ended December 31, 2012. We also retained Deloitte & Touche, as well as other accounting and consulting firms, to provide various other services in 2012.

Ally Financial Inc. • Form 10-K

The aggregate fees billed to us for professional services performed by Deloitte & Touche were as follows.

December 31, ($ in millions)	2012	2011
Audit fees (a)	$20	$20
Audit-related fees (b)	5	6
Tax fees (c)	—	1
Total principal accountant fees	$25	$27

(a)
Audit fees include fees for the integrated audit of our annual Consolidated Financial Statements, reviews of interim financial statements included in our Quarterly Reports on Form 10-Q, and audit services in connection with statutory and regulatory filings. In addition, this category includes approximately $1 million in both 2012 and 2011, pertaining to services such as comfort letters for securities issuances and consents to the incorporation of audit reports in filings with SEC.

(b)
Audit-related fees include fees for assurance and related services that are traditionally performed by the principal accountant, including attest services related to servicing and compliance, agreed-upon procedures relating to securitizations and financial asset sales, internal control reviews, consultation concerning financial accounting and reporting standards, audits in connection with acquisitions and divestitures, employee benefit plan audits, and audits of actuarial estimates.

(c)
Tax fees include fees for services performed for tax compliance, tax planning, and tax advice, including preparation of tax returns and claims for refund, and tax payment-planning services. Tax planning and advice also include assistance with tax audits and appeals and tax advice related to specific transactions.

The services performed by Deloitte & Touche in 2012 were preapproved in accordance with the Independent Auditor Services and Preapproval Policy of the Ally Audit Committee. This policy requires the independent registered public accounting firm to present the proposed audit services and related fees to the Ally Audit Committee for approval prior to the commencement of the services. Amounts exceeding the initially approved audit fees, or audit services not initially contemplated or considered during the initial approval, must be separately approved by the Committee.
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
The Ally Audit Committee determined that all services provided by Deloitte & Touche during 2012 were compatible with maintaining their independence as principal accountants.

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
10.10	Ally Financial Inc. Long-Term Equity Compensation Incentive Plan, as amended	Filed herewith.
10.11	Ally Financial Inc. Severance Plan, Plan Document and Summary Plan Description, as amended	Filed herewith.
10.12	Form of Award Agreement related to the issuance of Deferred Stock Units	Filed herewith.
10.13	Deferred Stock Unit Award Agreement for Michael A. Carpenter, dated April 12, 2012	Filed herewith.
10.14	Deferred Stock Unit Award Agreement for Jeffrey J. Brown, dated April 12, 2012	Filed herewith.
10.15	Deferred Stock Unit Award Agreement for Barbara A. Yastine, dated April 12, 2012	Filed herewith.
10.16	Deferred Stock Unit Award Agreement for William F. Muir, dated April 12, 2012	Filed herewith.
10.17	Deferred Stock Unit Award Agreement for James G. Mackey, dated April 12, 2012	Filed herewith.
10.18	Deferred Stock Unit Award Agreement for Thomas F. Marano, dated April 12, 2012	Filed herewith.
10.19	Partial Release of Liability Agreement, dated March 17, 2010, by and among Federal Home Loan Mortgage Corporation, GMAC Mortgage, LLC and Residential Funding Company, LLC	Filed as Exhibit 10.26 to the Company's Annual Report for the period ended December 31, 2011, on Form 10-K (File No. 1-3754), incorporated herein by reference.
10.2	Purchase and Sale Agreement, by and between Ally Financial Inc. and Royal Bank of Canada, dated October 23, 2012	Filed herewith.
10.21
Amended and Restated Purchase and Sale Agreement, by and among Ally Financial Inc., General Motors Financial Company, Inc., and General Motors Company, dated November 21, 2012, as amended and restated as of February 22, 2013
Filed herewith.
10.22	Share Transfer Agreement, by and between Ally Financial Inc. and General Motors Financial Company, Inc., dated November 21, 2012	Filed herewith.
10.23	Consent Judgment, dated March 12, 2012	Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated as of March 12, 2012 (File No. 1-3754), incorporated herein by reference.
12	Computation of Ratio of Earnings to Fixed Charges	Filed herewith.
21	Ally Financial Inc. Subsidiaries as of December 31, 2012	Filed herewith.
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith.
99	Certification of Principal Executive Officer and Principal Financial Officer, as required pursuant to the TARP Standards for Compensation and Corporate Governance; 31 CFR Part 30, Section 30.15	Filed herewith.
101	Interactive Data File	Filed herewith.

*	Certain confidential portions have been omitted pursuant to a confidential treatment request which has been separately filed with the Securities and Exchange Commission.

Signatures
Ally Financial Inc. • Form 10-K

Pursuant to the requirements of Section 133 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 1st day of March, 2013.

Ally Financial Inc.
(Registrant)

/S/ MICHAEL A. CARPENTER
Michael A. Carpenter
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, this 1st day of March, 2013.

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

/S/ STEPHEN A. FEINBERG
Stephen A. Feinberg Director

/S/ KIM S. FENNEBRESQUE
Kim S. Fennebresque Director

/S/ GERALD GREENWALD
Gerald Greenwald Director

/S/ MARJORIE MAGNER
Marjorie Magner Director

/S/ HENRY S. MILLER
Henry S. Miller Director

/S/ JOHN J. STACK
John J. Stack Director