Form 10-Q
period 2013-03-31
Ally Financial Inc.
filed 2013-05-01
CIK 40729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013, or

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
Yes ☐                    No ☑
At April 30, 2013, the number of shares outstanding of the Registrant’s common stock was 1,330,970 shares.

INDEX
Ally Financial Inc. • Form 10-Q

Table of Contents	PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statement of Comprehensive Income (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended March 31,
($ in millions)	2013	2012
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$1,135	$1,093
Interest on loans held-for-sale	16	31
Interest on trading assets	—	9
Interest and dividends on available-for-sale investment securities	68	74
Interest-bearing cash	3	2
Operating leases	734	507
Total financing revenue and other interest income	1,956	1,716
Interest expense
Interest on deposits	164	163
Interest on short-term borrowings	16	17
Interest on long-term debt	701	880
Total interest expense	881	1,060
Depreciation expense on operating lease assets	435	305
Net financing revenue	640	351
Other revenue
Servicing fees	82	122
Servicing asset valuation and hedge activities, net	(201)	(106)
Total servicing income, net	(119)	16
Insurance premiums and service revenue earned	259	270
Gain on mortgage and automotive loans, net	38	20
Other gain on investments, net	51	89
Other income, net of losses	157	210
Total other revenue	386	605
Total net revenue	1,026	956
Provision for loan losses	131	98
Noninterest expense
Compensation and benefits expense	285	303
Insurance losses and loss adjustment expenses	115	98
Other operating expenses	558	454
Total noninterest expense	958	855
(Loss) income from continuing operations before income tax expense	(63)	3
Income tax (benefit) expense from continuing operations	(123)	1
Net income from continuing operations	60	2
Income from discontinued operations, net of tax	1,033	308
Net income	1,093	310
Other comprehensive (loss) income, net of tax	(317)	187
Comprehensive income	$776	$497
Statement continues on the next page.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Comprehensive Income (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended March 31,
($ in millions except per share data)	2013	2012
Net income attributable to common shareholders
Net income from continuing operations	$60	$2
Preferred stock dividends — U.S. Department of Treasury	(133)	(134)
Preferred stock dividends	(67)	(67)
Net loss from continuing operations attributable to common shareholders	(140)	(199)
Income from discontinued operations, net of tax	1,033	308
Net income attributable to common shareholders	$893	$109
Basic weighted-average common shares outstanding	1,330,970	1,330,970
Diluted weighted-average common shares outstanding (a)	1,330,970	1,330,970
Basic earnings per common share
Net loss from continuing operations	$(105)	$(149)
Income from discontinued operations, net of tax	776	231
Net income	$671	$82
Diluted earnings per common share (a)
Net loss from continuing operations	$(105)	$(149)
Income from discontinued operations, net of tax	776	231
Net income	$671	$82

(a)
Due to the antidilutive effect of converting the Fixed Rate Cumulative Mandatorily Convertible Preferred Stock into common shares and the net loss from continuing operations attributable to common shareholders for the three months ended March 31, 2013 and 2012, loss from continuing operations attributable to common shareholders and basic weighted-average common shares outstanding were used to calculate basic and diluted earnings per share.

The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Balance Sheet (unaudited)
Ally Financial Inc. • Form 10-Q

($ in millions)	March 31, 2013	December 31, 2012
Assets
Cash and cash equivalents
Noninterest-bearing	$1,043	$1,073
Interest-bearing	6,394	6,440
Total cash and cash equivalents	7,437	7,513
Investment securities	15,752	14,178
Loans held-for-sale, net ($701 and $2,490 fair value-elected)	718	2,576
Finance receivables and loans, net
Finance receivables and loans, net	99,123	99,055
Allowance for loan losses	(1,197)	(1,170)
Total finance receivables and loans, net	97,926	97,885
Investment in operating leases, net	14,828	13,550
Mortgage servicing rights	917	952
Premiums receivable and other insurance assets	1,608	1,609
Other assets	7,950	11,908
Assets of operations held-for-sale	19,063	32,176
Total assets	$166,199	$182,347
Liabilities
Deposit liabilities
Noninterest-bearing	$844	$1,977
Interest-bearing	49,482	45,938
Total deposit liabilities	50,326	47,915
Short-term borrowings	7,618	7,461
Long-term debt	67,621	74,561
Interest payable	972	932
Unearned insurance premiums and service revenue	2,286	2,296
Accrued expenses and other liabilities	3,669	6,585
Liabilities of operations held-for-sale	13,233	22,699
Total liabilities	145,725	162,449
Equity
Common stock and paid-in capital	19,668	19,668
Mandatorily convertible preferred stock held by U.S. Department of Treasury	5,685	5,685
Preferred stock	1,255	1,255
Accumulated deficit	(6,128)	(7,021)
Accumulated other comprehensive (loss) income	(6)	311
Total equity	20,474	19,898
Total liabilities and equity	$166,199	$182,347
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

($ in millions)	March 31, 2013	December 31, 2012
Assets
Finance receivables and loans, net
Finance receivables and loans, net	$30,181	$31,510
Allowance for loan losses	(152)	(144)
Total finance receivables and loans, net	30,029	31,366
Investment in operating leases, net	5,276	6,060
Other assets	2,211	2,868
Assets of operations held-for-sale	7,835	12,139
Total assets	$45,351	$52,433
Liabilities
Short-term borrowings	$400	$400
Long-term debt	25,757	26,461
Interest payable	—	1
Accrued expenses and other liabilities	21	16
Liabilities of operations held-for-sale	5,762	9,686
Total liabilities	$31,940	$36,564
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Changes in Equity (unaudited)
Ally Financial Inc. • Form 10-Q

($ in millions)	Common stock and paid-in capital	Mandatorily convertible preferred stock held by U.S. Department of Treasury	Preferred stock	Accumulated deficit	Accumulated other comprehensive income (loss)	Total equity
Balance at January 1, 2012	$19,668	$5,685	$1,255	$(7,415)	$87	$19,280
Net income				310		310
Preferred stock dividends — U.S. Department of Treasury				(134)		(134)
Preferred stock dividends				(67)		(67)
Other comprehensive income					187	187
Balance at March, 2012	$19,668	$5,685	$1,255	$(7,306)	$274	$19,576
Balance at January 1, 2013	$19,668	$5,685	$1,255	$(7,021)	$311	$19,898
Net income				1,093		1,093
Preferred stock dividends — U.S. Department of Treasury				(133)		(133)
Preferred stock dividends				(67)		(67)
Other comprehensive loss					(317)	(317)
Balance at March 31, 2013	$19,668	$5,685	$1,255	$(6,128)	$(6)	$20,474
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Cash Flows (unaudited)
Ally Financial Inc. • Form 10-Q

Three months ended March 31, ($ in millions)	2013	2012
Operating activities
Net income	$1,093	$310
Reconciliation of net income to net cash provided by operating activities
Depreciation and amortization	657	568
Changes in fair value of mortgage servicing rights	90	(1)
Provision for loan losses	158	140
Gain on sale of loans, net	(38)	(131)
Net gain on investment securities	(53)	(96)
Originations and purchases of loans held-for-sale	(5,759)	(9,626)
Proceeds from sales and repayments of loans held-for-sale	7,481	11,111
Gain on sale of subsidiaries, net	(888)	—
Net change in
Trading assets	—	(268)
Deferred income taxes	(116)	(31)
Interest payable	44	86
Other assets	1,329	755
Other liabilities	(1,259)	(865)
Other, net	(485)	190
Net cash provided by operating activities	2,254	2,142
Investing activities
Purchases of available-for-sale securities	(4,626)	(3,172)
Proceeds from sales of available-for-sale securities	1,543	2,940
Proceeds from maturities and repayment of available-for-sale securities	1,604	1,222
Net increase in finance receivables and loans	(42)	(4,409)
Purchases of operating lease assets	(2,352)	(1,468)
Disposals of operating lease assets	641	465
Proceeds from sale of business units, net (a)	2,829	29
Net change in restricted cash	1,067	280
Other, net	41	43
Net cash provided by (used in) investing activities	705	(4,070)
Statement continues on the next page.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Cash Flows (unaudited)
Ally Financial Inc. • Form 10-Q

Three months ended March 31, ($ in millions)	2013	2012
Financing activities
Net change in short-term borrowings	518	(546)
Net increase in deposits	2,360	2,089
Proceeds from issuance of long-term debt	4,253	10,749
Repayments of long-term debt	(11,445)	(10,024)
Dividends paid	(200)	(200)
Net cash (used in) provided by financing activities	(4,514)	2,068
Effect of exchange-rate changes on cash and cash equivalents	67	(141)
Net decrease in cash and cash equivalents	(1,488)	(1)
Adjustment for change in cash and cash equivalents of operations held-for-sale (a) (b)	1,412	45
Cash and cash equivalents at beginning of year	7,513	13,035
Cash and cash equivalents at March 31,	$7,437	$13,079
Supplemental disclosures
Cash paid for
Interest	$1,026	$1,218
Income taxes	37	178
Other disclosures
Proceeds from sales and repayments of mortgage loans held-for-investment originally designated as held-for-sale	10	63

(a)	The amounts are net of cash and cash equivalents of $905 million at March 31, 2013 and $64 million at March 31, 2012 of business units at the time of disposition.

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
The Condensed Consolidated Financial Statements at March 31, 2013, and for the three months ended March 31, 2013, and 2012, are unaudited but reflect all adjustments that are, in management’s opinion, necessary for the fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements (and the related notes) included in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed on March 1, 2013, with the U.S. Securities and Exchange Commission (SEC).
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
As of the Petition Date, two separate groups of institutional investors in residential mortgage-backed securities (RMBS Investors) issued by ResCap's affiliates and holding more than 25 percent of at least one class in each of 290 securitizations agreed to settle alleged representation and warranty claims against the Debtors' estates in exchange for a total $8.7 billion allowed claim in the Debtors' bankruptcy cases, subject to the applicable securitization trustees' acceptance of the terms of the settlements (the RMBS Settlements). The RMBS Investors also signed separate plan support agreements (PSAs) with the Debtors and AFI in support of the Plan at the time of entering into the RMBS Settlements. To date, RMBS Investors holding more than 25 percent of at least one class in each of 336 securitizations have agreed to the RMBS Settlements. These 336 securitizations have an aggregate original principal balance of approximately $189 billion (out of a total of 392 outstanding securitizations with an original principal balance of $221 billion). The RMBS Settlements are subject to Bankruptcy Court approval, and the Bankruptcy Court has scheduled a hearing to consider such approval beginning on May 28, 2013. The PSAs are not part of this scheduled Bankruptcy Court hearing. A number of creditors have raised objections to the RMBS Settlements, but the trustees representing the 336 securitization trusts and AFI have filed statements in support of the Debtors' motion to approve the RMBS Settlements. Separately, the Debtors have failed to meet several Plan milestones in their bankruptcy cases, each of which has given the RMBS Investors the right to terminate the PSAs upon three business days advance written notice to the Debtors and AFI. On April 18, 2013, one of the two groups of RMBS Investors represented by Talcott Franklin P.C. sent the Debtors and AFI a notice of termination of its PSA. The other group of RMBS Investors represented by Gibbs and Bruns LLP has not given the Debtors and AFI such a notice to date, but have the right to do so at any time. If the RMBS Settlements were not approved or the RMBS Investors were to decide not to support any proposed plan, it could adversely impact the likelihood that any plan is approved by the Bankruptcy Court. AFI continues to support the RMBS Settlements at this time.
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
On December 26, 2012, the Bankruptcy Court, in an effort to facilitate plan negotiations, entered an order appointing bankruptcy judge James M. Peck, Esq. as mediator (the Mediator) through and until February 28, 2013, to assist the parties in resolving certain issues relating to the formulation and confirmation of the Plan. On March 5, 2013, the Bankruptcy Court entered an order extending the Mediator's term to and including May 31, 2013, unless the Mediator declares in a written order on an earlier date that the mediation is at an impasse and should be terminated. AFI, the Debtors, the official committee of unsecured creditors appointed in the Debtors' bankruptcy cases (the Creditors' Committee) and certain other creditor constituencies are engaging in ongoing mediation sessions under a Bankruptcy Court order of confidentiality. Given the inherent uncertainty of the bankruptcy process, it is reasonably possible that a settlement could be reached that results in a payment substantially higher than the current $750 million estimate, or that no settlement is reached at all. The ultimate outcome of these settlement discussions will be affected by various factors, including, among others, the highly complex nature of the bankruptcy process, competing interests of various parties, disparate creditor priorities, the uncertainty of obtaining certain non-financial terms being sought, competing jurisdictional claims, uncertain residual estate property value, and the timing and unknown conclusions of the independent examiner's investigation.
On February 26, 2013, the Debtors and the Creditors' Committee entered into an agreement, the terms of which provided that, among other things, the Creditors' Committee would support extending the Debtors' exclusive period to file a Chapter 11 plan through and until April 30, 2013, the Debtors would consent to any motion filed by the Creditors' Committee after April 30, 2013 seeking standing to bring estate causes of action against AFI and the Debtors would allow the Settlement to automatically expire on February 28, 2013.
Thereafter, on March 5, 2013, the Bankruptcy Court entered an order extending the Debtors' exclusive period to file a Chapter 11 plan through and until April 30, 2013. On April 15, 2013, the Bankruptcy court entered an order further extending the Debtors' exclusive period to file a Chapter 11 plan through and until May 7, 2013.
On April 11, 2013, the Creditors' Committee filed a motion seeking standing to assert claims against AFI on behalf of the Debtors' estates. In its motion, the Creditors' Committee alleged, among other things, that AFI stripped the Debtors of valuable assets and exercised domination, control and abuse of the Debtors. The Creditors' Committee's claims against AFI include veil-piercing, fraudulent conveyance, indemnification, preferential transfer, and equitable subordination. The Creditors' Committee asserted that AFI may be liable for billions of dollars on account of these claims. AFI believes that these claims have no merit and is fully prepared to litigate these claims to final resolution. The Bankruptcy Court has scheduled a hearing for May 7, 2013 to consider the Creditors' Committee's motion for standing.
On February 27, 2013, the Debtors filed a motion with the Bankruptcy Court seeking, for purposes of any proposed Chapter 11 plan, that GMAC Mortgage's obligation to conduct and pay for independent file review regarding certain residential foreclosure actions and foreclosure sales prosecuted by GMAC Mortgage and its subsidiaries, as required under the Consent Order, be classified as a general unsecured claim in an amount to be determined, and that the automatic stay under the Bankruptcy Code be applied to prevent the FRB, the FDIC, and other governmental entities from taking any action to enforce the obligation against the Debtors (the Foreclosure Review Motion). The Bankruptcy Court is expected to issue a written opinion on the relief sought in the Foreclosure Review Motion in the near future. If the Bankruptcy Court approves the Foreclosure Review Motion, such governmental entities are likely to seek to enforce the obligation against AFI, and any such obligations ultimately borne by AFI could be material.
We are currently named as defendants in various lawsuits relating to ResCap mortgage-backed securities and certain other mortgage-related matters (the Mortgage Cases), which are described in more detail in Note 26. We had previously disclosed that several of the Mortgage Cases were subject to orders entered by the Bankruptcy Court staying the matters through April 30, 2013 in connection with the Debtors bankruptcy. On May 1, 2013, all stay orders applicable to the Ally non-Debtor defendants with respect to the Mortgage Cases expired. As a result, all of the Mortgage Cases are proceeding against us.
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
As a result of the bankruptcy filing, effective May 14, 2012, we deconsolidated ResCap from our financial statements. During the first quarter of 2013, we discontinued performing certain mortgage activities, which were required as part of the bankruptcy process until the sale

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

of certain assets occurred. As a result of us discontinuing these certain mortgage activities, the operations of ResCap were classified as discontinued.
Based on our assessment of the effect of the deconsolidation of ResCap, obligations under the Plan, and other impacts related to the Chapter 11 filing, we recorded a charge of $1.2 billion during 2012, within our (loss) income from discontinued operations, net of tax. This charge primarily consists of the impairment of Ally's $442 million equity investment in ResCap and the $750 million cash contribution to be made by us to the Debtors' estate described above. As of March 31, 2013, we have $1.1 billion of financing due from ResCap, which is classified as Finance Receivables and Loans, net on our Condensed Consolidated Balance Sheet. We maintain no allowance or impairment against these receivables because management considers them to be fully collectible. At March 31, 2013, our hedging arrangements with ResCap were fully collateralized. Because of the uncertain nature of the bankruptcy proceedings, we cannot predict the ultimate financial impact to Ally. Refer to Note 26 for additional information regarding these bankruptcy proceedings.
Significant Accounting Policies
Income Taxes
In calculating the provision for interim income taxes, in accordance with Accounting Standards Codification 740, Income Taxes, we apply an estimated annual effective tax rate to year-to-date ordinary income. At the end of each interim period, we estimate the effective tax rate expected to be applicable for the full fiscal year. We exclude and record discretely the tax effect of unusual or infrequently occurring items, including, for example, changes in judgment about valuation allowances and effects of changes in tax law or rates. The provision for income taxes in tax jurisdictions with a projected full year or year-to-date loss for which a tax benefit cannot be realized is estimated using tax rates specific to that jurisdiction.
Refer to Note 1 to the Consolidated Financial Statements in our 2012 Annual Report on Form 10-K regarding additional significant accounting policies.
Recently Adopted Accounting Standards
Balance Sheet - Disclosures about Offsetting Assets and Liabilities (ASU 2011-11 and ASU 2013-01)
As of January 1, 2013, we adopted Accounting Standards Update (ASU) 2011-11, which amends ASC 210, Balance Sheet. This ASU contains new disclosure requirements regarding the nature of an entity's rights of offset and related arrangements associated with its financial instruments and derivative instruments. In addition, we adopted ASU 2013-01, which simply clarified the scope of ASU 2011-11. The new disclosures will give financial statement users information about both gross and net exposures. ASU 2011-11 and ASU 2013-01 were required to be applied retrospectively. Since the guidance relates only to disclosure of information, the adoption did not have an impact to our consolidated financial condition or results of operations.
Comprehensive Income - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02)
As of January 1, 2013, we adopted ASU 2013-02, which amends ASC 220, Comprehensive Income. The ASU contains new requirements related to the presentation and disclosure of items that are reclassified out of accumulated other comprehensive income. The new requirements provide financial statement users a more comprehensive view of items that are reclassified out of accumulated other comprehensive income. ASU 2013-02 was required to be applied prospectively. Since the guidance relates only to presentation and disclosure of information, the adoption did not have an impact to our consolidated financial condition or results of operations.
Recently Issued Accounting Standards
Liabilities - Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (ASU 2013-04)
In February 2013, the Financial Accounting Standards Board issued ASU 2013-04. This ASU requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the following: (a) The amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. It further requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. ASU 2013-04 will be effective for us on January 1, 2014, with retrospective application required. The adoption of this guidance is not expected to have a material effect on our consolidated financial condition or results of operations.
Foreign Currency Matters - Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (ASU 2013-05)
In March 2013, the Financial Accounting Standards Board issued ASU 2013-05. This ASU requires a reporting entity that ceases to have a controlling financial interest, in a subsidiary or group of assets or a business, within a foreign entity to release any related Cumulative Translation Adjustment (CTA) into net income. The CTA should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity. For an equity method investment that is a foreign entity, a pro rata portion of the CTA should be released into net income upon a partial sale of such an investment. This ASU clarifies that the sale of an investment in a foreign entity includes both events that result in the loss of a controlling financial interest in a foreign entity, irrespective of any retained investment, and events that result in step acquisition under which an acquirer obtains control of an acquiree in which it held an equity interest

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

immediately before the acquisition date. Under these circumstances, the CTA should be released into net income upon their occurrence. ASU 2013-04 will be effective for us prospectively on January 1, 2014. Management is currently assessing the potential impact of the application of this guidance. However, since the guidance is prospective and we are in the process of exiting most of our international operations, it is not expected to have a material effect on our consolidated financial condition or results of operations.
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
Select Mortgage Operations
During the first quarter of 2013, the operations of ResCap were classified as discontinued. During the second quarter of 2012, we sold the Canadian mortgage operations of ResMor Trust.
Select Insurance Operations
During the fourth quarter of 2012, we committed to sell our Mexican insurance business, ABA Seguros, to the ACE Group. We expect to complete the ABA Seguros sale during the second quarter of 2013. During the first quarter of 2013, we sold our U.K.-based operations to a wholly owned subsidiary of AmTrust Financial Services, Inc.
Select Automotive Finance Operations
During the fourth quarter of 2012, we committed to sell our automotive finance operations in Europe and Latin America to General Motors Financial Company, Inc. (GM Financial). On the same date, we entered into an agreement with GM Financial to acquire our 40% interest in a motor vehicle finance joint venture in China. On April 1, 2013, we completed the sale of the majority of our operations in Europe and Latin America to GM Financial. The transaction included European operations in Germany, the United Kingdom, Italy, Sweden, Switzerland, Austria, Belgium and the Netherlands, and Latin American operations in Mexico, Chile and Colombia. Refer to Note 27 for further detail. We expect to complete the sale of the remaining operations during 2013 and possibly 2014.
During the first quarter of 2013, we sold our Canadian automotive finance operations, Ally Credit Canada Limited, and ResMor Trust to Royal Bank of Canada. During the first quarter of 2012, we completed the sale of our Venezuela operations.
Select Corporate and Other Operations
During the fourth quarter of 2012, we ceased operations at our Commercial Finance Group's European division and classified it as discontinued.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Select Financial Information
Select financial information of discontinued operations is summarized below. The pretax income or loss, including direct costs to transact a sale, includes any impairment recognized to present the operations at the lower-of-cost or fair value. Fair value was based on the estimated sales price, which could differ from the ultimate sales price due to price volatility, changing interest rates, changing foreign-currency rates, and future economic conditions.

	Three months ended March 31,
($ in millions)	2013		2012
Select Mortgage operations
Total net revenue	$—		$403
Pretax (loss) income including direct costs to transact a sale (a)	(20)		133
Tax expense (b)	16		16
Select Insurance operations
Total net revenue	$148		$156
Pretax income including direct costs to transact a sale	28		38
Tax expense	1		9
Select Automotive Finance operations
Total net revenue	$286		$387
Pretax income including direct costs to transact a sale (a)	1,042	(c)	196
Tax (benefit) expense (b)	(1)		39
Select Corporate and Other operations
Total net revenue	$—		$2
Pretax (loss) income	(1)		6
Tax expense	—		1

(a)	Includes certain treasury and other corporate activity recognized by Corporate and Other.

(b)	Includes certain income tax activity recognized by Corporate and Other.

(c)	Includes recognized pretax gain of $888 million in connection with the sale of our Canadian automotive finance operations, Ally Credit Canada Limited, and ResMor Trust.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Held-for-sale Operations
The assets and liabilities of operations held-for-sale are summarized below.

March 31, 2013 ($ in millions)	Select Insurance operations (a)	Select Automotive Finance operations (b)	Total held-for-sale operations
Assets
Cash and cash equivalents
Noninterest-bearing	$4	$150	$154
Interest-bearing	66	514	580
Total cash and cash equivalents	70	664	734
Investment securities	418	3	421
Finance receivables and loans, net
Finance receivables and loans, net	—	15,175	15,175
Allowance for loan losses	—	(177)	(177)
Total finance receivables and loans, net	—	14,998	14,998
Investment in operating leases, net	—	128	128
Premiums receivable and other insurance assets	257	—	257
Other assets	70	2,455	2,525
Total assets	$815	$18,248	$19,063
Liabilities
Interest-bearing deposit liabilities	$—	$17	$17
Short-term borrowings	—	3,059	3,059
Long-term debt	—	8,092	8,092
Interest payable	—	155	155
Unearned insurance premiums and service revenue	417	—	417
Accrued expenses and other liabilities	221	1,272	1,493
Total liabilities	$638	$12,595	$13,233

(a)	Includes ABA Seguros.

(b)	Includes our international entities being sold to GM Financial.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

December 31, 2012 ($ in millions)	Select Insurance operations (a)	Select Automotive Finance operations (b)	Total held-for-sale operations
Assets
Cash and cash equivalents
Noninterest-bearing	$8	$100	$108
Interest-bearing	119	1,918	2,037
Total cash and cash equivalents	127	2,018	2,145
Investment securities	576	424	1,000
Finance receivables and loans, net
Finance receivables and loans, net	—	25,835	25,835
Allowance for loan losses	—	(208)	(208)
Total finance receivables and loans, net	—	25,627	25,627
Investment in operating leases, net	—	144	144
Premiums receivable and other insurance assets	277	—	277
Other assets	94	2,942	3,036
Impairment on assets of held-for-sale operations	(53)	—	(53)
Total assets	$1,021	$31,155	$32,176
Liabilities
Interest-bearing deposit liabilities	$—	$3,907	$3,907
Short-term borrowings	—	2,800	2,800
Long-term debt	—	13,514	13,514
Interest payable	—	177	177
Unearned insurance premiums and service revenue	506	—	506
Accrued expenses and other liabilities	297	1,498	1,795
Total liabilities	$803	$21,896	$22,699

(a)	Includes our U.K.-based operations and ABA Seguros.

(b)	Includes our Canadian operations sold to Royal Bank of Canada and international entities being sold to GM Financial.

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
March 31, 2013
Assets
Investment securities
Available-for-sale securities
Debt securities
Foreign government	$328	$—	$—	$328
Corporate debt	—	93	—	93
Other assets
Derivative assets:
Interest rate contracts	—	—	7	7
Foreign currency contracts	—	17	—	17
Total assets	$328	$110	$7	$445
Liabilities
Accrued expenses and other liabilities:
Derivative liabilities
Interest rate contracts	$—	$11	$8	$19
Total liabilities	$—	$11	$8	$19
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

3.     Other Income, Net of Losses
Details of other income, net of losses, were as follows.

	Three months ended March 31,
($ in millions)	2013	2012
Mortgage processing fees and other mortgage income	$79	$122
Late charges and other administrative fees	23	21
Remarketing fees	20	17
Fair value adjustment on derivatives (a)	—	12
Other, net	35	38
Total other income, net of losses	$157	$210

(a)	Refer to Note 20 for a description of derivative instruments and hedging activities.
4.     Other Operating Expenses
Details of other operating expenses were as follows.

	Three months ended March 31,
($ in millions)	2013	2012
Insurance commissions	$92	$99
Mortgage representation and warranty obligation, net (a)	83	—
Lease and loan administration	81	54
Technology and communications	71	89
Professional services	48	38
Advertising and marketing	35	35
Regulatory and licensing fees	33	33
Premises and equipment depreciation	20	17
Vehicle remarketing and repossession	14	16
Occupancy	11	14
State and local non-income taxes	10	9
Other	60	50
Total other operating expenses	$558	$454

(a)	Refer to Note 26 for further details on representation and warranty obligation.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

5.     Investment Securities
Our portfolio of securities includes bonds, equity securities, asset- and mortgage-backed securities, interests in securitization trusts, and other investments. The cost, fair value, and gross unrealized gains and losses on available-for-sale securities were as follows.

	March 31, 2013				December 31, 2012
	Amortized cost	Gross unrealized		Fair value	Amortized cost	Gross unrealized		Fair value
($ in millions)		gains	losses			gains	losses
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$2,097	$3	$(1)	$2,099	$2,212	$3	$(1)	$2,214
Foreign government	297	9	—	306	295	8	—	303
Mortgage-backed residential (a)	8,722	111	(18)	8,815	6,779	130	(3)	6,906
Asset-backed	2,191	31	(1)	2,221	2,309	32	(1)	2,340
Corporate debt	1,272	56	(2)	1,326	1,209	57	(3)	1,263
Total debt securities	14,579	210	(22)	14,767	12,804	230	(8)	13,026
Equity securities	986	48	(49)	985	1,193	32	(73)	1,152
Total available-for-sale securities (b)	$15,565	$258	$(71)	$15,752	$13,997	$262	$(81)	$14,178

(a)	Residential mortgage-backed securities include agency-backed bonds totaling $6,217 million and $4,983 million at March 31, 2013, and December 31, 2012, respectively.

(b)
Certain entities related to our Insurance operations are required to deposit securities with state regulatory authorities. These deposited securities totaled $15 million and $15 million at March 31, 2013, and December 31, 2012, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The maturity distribution of available-for-sale debt securities outstanding is summarized in the following tables. Prepayments may cause actual maturities to differ from scheduled maturities.

	Total		Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years (a)
($ in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
March 31, 2013
Fair value of available-for-sale debt securities (b)
U.S. Treasury and federal agencies	$2,099	0.9%	$584	0.1%	$538	1.0%	$977	1.4%	$—	—%
Foreign government	306	3.2	3	4.3	139	3.0	164	3.3	—	—
Mortgage-backed residential	8,815	2.4	—	—	—	—	140	2.3	8,675	2.4
Asset-backed	2,221	2.0	7	2.0	1,595	2.0	511	1.8	108	2.6
Corporate debt	1,326	5.1	4	5.8	627	4.1	604	6.0	91	6.0
Total available-for-sale debt securities	$14,767	2.4	$598	0.1	$2,899	2.2	$2,396	2.6	$8,874	2.5
Amortized cost of available-for-sale debt securities	$14,579		$598		$2,852		$2,352		$8,777
December 31, 2012
Fair value of available-for-sale debt securities (b)
U.S. Treasury and federal agencies	$2,214	0.9%	$422	—%	$682	0.7%	$1,110	1.4%	$—	—%
Foreign government	303	2.5	1	2.2	136	1.8	166	3.0	—	—
Mortgage-backed residential	6,906	2.7	—	—	—	—	35	4.3	6,871	2.7
Asset-backed	2,340	2.1	—	—	1,543	2.0	510	1.7	287	3.3
Corporate debt	1,263	5.1	9	3.2	560	4.0	596	6.0	98	5.8
Total available-for-sale debt securities	$13,026	2.4	$432	0.1	$2,921	2.0	$2,417	2.6	$7,256	2.6
Amortized cost of available-for-sale debt securities	$12,804		$431		$2,880		$2,369		$7,124

(a)	Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment options.

(b)	Yields on tax-exempt obligations are computed on a tax-equivalent basis.
The balances of cash equivalents were $2.7 billion and $3.4 billion at March 31, 2013, and December 31, 2012, respectively, and were composed primarily of money market accounts and short-term securities, including U.S. Treasury bills.
The following table presents gross gains and losses realized upon the sales of available-for-sale securities and other-than-temporary impairment.

	Three months ended March 31,
($ in millions)	2013	2012
Gross realized gains	$70	$97
Gross realized losses	(11)	(8)
Other-than-temporary impairment	(8)	—
Net realized gains	$51	$89

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents interest and dividends on available-for-sale securities.

	Three months ended March 31,
($ in millions)	2013	2012
Taxable interest	$63	$69
Taxable dividends	5	5
Interest and dividends on available-for-sale securities	$68	$74
Certain available-for-sale securities were sold at a loss in 2013 as a result of market conditions within these respective periods. The table below summarizes available-for-sale securities in an unrealized loss position in accumulated other comprehensive income. Based on the methodology described below that was applied to these securities, we believe that the unrealized losses relate to factors other than credit losses in the current market environment. As of March 31, 2013, we did not have the intent to sell the debt securities with an unrealized loss position in accumulated other comprehensive income, and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. As of March 31, 2013, we had the ability and intent to hold equity securities with an unrealized loss position in accumulated other comprehensive income. As a result, we believe that the securities with an unrealized loss position in accumulated other comprehensive income are not considered to be other-than-temporarily impaired at March 31, 2013. Refer to Note 1 to the Consolidated Financial Statements in our 2012 Annual Report on Form 10-K for additional information related to investment securities and our methodology for evaluating potential other-than-temporary impairments.

	March 31, 2013				December 31, 2012
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
($ in millions)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$724	$(1)	$—	$—	$244	$(1)	$—	$—
Foreign government	—	—	—	—	11	—	—	—
Mortgage-backed residential	2,360	(18)	11	—	493	(2)	23	(1)
Asset-backed	163	(1)	1	—	143	(1)	1	—
Corporate debt	110	(2)	6	—	120	(2)	15	(1)
Total temporarily impaired debt securities	3,357	(22)	18	—	1,011	(6)	39	(2)
Temporarily impaired equity securities	217	(27)	156	(22)	380	(39)	218	(34)
Total temporarily impaired available-for-sale securities	$3,574	$(49)	$174	$(22)	$1,391	$(45)	$257	$(36)
6.     Loans Held-for-Sale, Net
The composition of loans held-for-sale, net, was as follows.

($ in millions)	March 31, 2013	December 31, 2012
Consumer mortgage
1st Mortgage	$701	$2,490
Total consumer mortgage (a)	701	2,490
Commercial and industrial
Other	17	86
Total loans held-for-sale (b)	$718	$2,576

(a)	Fair value option-elected domestic consumer mortgages were $701 million and $2.5 billion at March 31, 2013, and December 31, 2012, respectively. Refer to Note 22 for additional information.

(b)
Totals are net of unamortized premiums and discounts and deferred fees and costs. Included in the totals are net unamortized discounts of $34 million at March 31, 2013, and net unamortized premiums of $26 million at December 31, 2012.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table summarizes held-for-sale mortgage loans reported at carrying value by higher-risk loan type.

($ in millions)	March 31, 2013	December 31, 2012
High original loan-to-value (greater than 100%) mortgage loans	$74	$378
Interest-only mortgage loans	3	10
Total higher-risk mortgage loans held-for-sale	$77	$388
7.     Finance Receivables and Loans, Net
The composition of finance receivables and loans, net, reported at carrying value before allowance for loan losses was as follows.

($ in millions)	March 31, 2013	December 31, 2012
Consumer automobile	$55,014	$53,715
Consumer mortgage
1st Mortgage	7,095	7,173
Home equity	2,577	2,648
Total consumer mortgage	9,672	9,821
Commercial
Commercial and industrial
Automobile	29,255	30,270
Mortgage	—	—
Other	2,562	2,697
Commercial real estate
Automobile	2,620	2,552
Mortgage	—	—
Total commercial	34,437	35,519
Total finance receivables and loans (a) (b)	$99,123	$99,055

(a)	Totals are net of unearned income, unamortized premiums and discounts, and deferred fees and costs of $842 million and $895 million at March 31, 2013, and December 31, 2012, respectively.

(b)	Includes $1 million and $2 million of foreign consumer automobile loans, and $15 million and $18 million of foreign commercial other loans at March 31, 2013, and December 31, 2012, respectively.
The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans.

Three months ended March 31, 2013 ($ in millions)	Consumer automobile	Consumer mortgage	Commercial	Total
Allowance at January 1, 2013	$575	$452	$143	$1,170
Charge-offs	(142)	(24)	(1)	(167)
Recoveries	49	3	1	53
Net charge-offs	(93)	(21)	—	(114)
Provision for loan losses	107	20	4	131
Other	10	—	—	10
Allowance at March 31, 2013	$599	$451	$147	$1,197
Allowance for loan losses
Individually evaluated for impairment	$22	$209	$28	$259
Collectively evaluated for impairment	575	242	119	936
Loans acquired with deteriorated credit quality	2	—	—	2
Finance receivables and loans at historical cost
Ending balance	55,014	9,672	34,437	99,123
Individually evaluated for impairment	270	933	1,397	2,600
Collectively evaluated for impairment	54,722	8,739	33,040	96,501
Loans acquired with deteriorated credit quality	22	—	—	22

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Three months ended March 31, 2012 ($ in millions)	Consumer automobile	Consumer mortgage	Commercial	Total
Allowance at January 1, 2012	$766	$516	$221	$1,503
Charge-offs (a)	(136)	(45)	(2)	(183)
Recoveries (b)	62	2	12	76
Net charge-offs	(74)	(43)	10	(107)
Provision for loan losses	83	27	(12)	98
Other (c)	57	1	(6)	52
Allowance at March 31, 2012	$832	$501	$213	$1,546
Allowance for loan losses
Individually evaluated for impairment	$8	$168	$47	$223
Collectively evaluated for impairment	816	333	166	1,315
Loans acquired with deteriorated credit quality	8	—	—	8
Finance receivables and loans at historical cost
Ending balance	67,214	9,958	41,814	118,986
Individually evaluated for impairment	88	619	367	1,074
Collectively evaluated for impairment	67,055	9,339	41,447	117,841
Loans acquired with deteriorated credit quality	71	—	—	71

(a)	Includes foreign consumer automobile charge-offs of $36 million.

(b)	Includes foreign consumer automobile and foreign commercial recoveries of $16 million and $5 million, respectively.

(c)	Includes provision for loan losses relating to discontinued operations of $42 million.
The following table presents information about significant sales of finance receivables and loans recorded at historical cost and transfers of finance receivables and loans from held-for-investment to held-for-sale.

	Three months ended March 31,
($ in millions)	2013	2012
Consumer mortgage	$—	$40
Commercial	18	—
Total sales and transfers	$18	$40

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents an analysis of our past due finance receivables and loans, net, recorded at historical cost reported at carrying value before allowance for loan losses.

($ in millions)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total finance receivables and loans
March 31, 2013
Consumer automobile	$743	$152	$133	$1,028	$53,986	$55,014
Consumer mortgage
1st Mortgage	76	32	147	255	6,840	7,095
Home equity	16	6	15	37	2,540	2,577
Total consumer mortgage	92	38	162	292	9,380	9,672
Commercial
Commercial and industrial
Automobile	26	—	24	50	29,205	29,255
Mortgage	—	—	—	—	—	—
Other	—	—	—	—	2,562	2,562
Commercial real estate
Automobile	1	—	15	16	2,604	2,620
Mortgage	—	—	—	—	—	—
Total commercial	27	—	39	66	34,371	34,437
Total consumer and commercial	$862	$190	$334	$1,386	$97,737	$99,123
December 31, 2012
Consumer automobile	$920	$213	$138	$1,271	$52,444	$53,715
Consumer mortgage
1st Mortgage	66	37	156	259	6,914	7,173
Home equity	15	6	18	39	2,609	2,648
Total consumer mortgage	81	43	174	298	9,523	9,821
Commercial
Commercial and industrial
Automobile	—	—	16	16	30,254	30,270
Mortgage	—	—	—	—	—	—
Other	—	—	1	1	2,696	2,697
Commercial real estate
Automobile	—	—	8	8	2,544	2,552
Mortgage	—	—	—	—	—	—
Total commercial	—	—	25	25	35,494	35,519
Total consumer and commercial	$1,001	$256	$337	$1,594	$97,461	$99,055

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents the carrying value before allowance for loan losses of our finance receivables and loans recorded at historical cost on nonaccrual status.

($ in millions)	March 31, 2013	December 31, 2012
Consumer automobile	$266	$260
Consumer mortgage
1st Mortgage	372	342
Home equity	30	40
Total consumer mortgage	402	382
Commercial
Commercial and industrial
Automobile	168	146
Mortgage	—	—
Other	63	33
Commercial real estate
Automobile	39	37
Mortgage	—	—
Total commercial	270	216
Total consumer and commercial finance receivables and loans	$938	$858
Management performs a quarterly analysis of the consumer automobile, consumer mortgage, and commercial portfolios using a range of credit quality indicators to assess the adequacy of the allowance based on historical and current trends. The tables below present the population of loans by quality indicators for our consumer automobile, consumer mortgage, and commercial portfolios.
The following table presents performing and nonperforming credit quality indicators in accordance with our internal accounting policies for our consumer finance receivables and loans recorded at historical cost reported at carrying value before allowance for loan losses. Nonperforming loans include finance receivables and loans on nonaccrual status when the principal or interest has been delinquent for 90 days or when full collection is determined not to be probable. Refer to Note 1 to the Consolidated Financial Statements in our 2012 Annual Report on Form 10-K for additional information.

	March 31, 2013			December 31, 2012
($ in millions)	Performing	Nonperforming	Total	Performing	Nonperforming	Total
Consumer automobile	$54,748	$266	$55,014	$53,455	$260	$53,715
Consumer mortgage
1st Mortgage	6,723	372	7,095	6,831	342	7,173
Home equity	2,547	30	2,577	2,608	40	2,648
Total consumer mortgage	$9,270	$402	$9,672	$9,439	$382	$9,821

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents pass and criticized credit quality indicators based on regulatory definitions for our commercial finance receivables and loans recorded at historical cost reported at carrying value before allowance for loan losses.

	March 31, 2013			December 31, 2012
($ in millions)	Pass	Criticized (a)	Total	Pass	Criticized (a)	Total
Commercial
Commercial and industrial
Automobile	$27,905	$1,350	$29,255	$28,978	$1,292	$30,270
Mortgage	—	—	—	—	—	—
Other	2,296	266	2,562	2,417	280	2,697
Commercial real estate
Automobile	2,502	118	2,620	2,440	112	2,552
Mortgage	—	—	—	—	—	—
Total commercial	$32,703	$1,734	$34,437	$33,835	$1,684	$35,519

(a)
Includes loans classified as special mention, substandard, or doubtful. These classifications are based on regulatory definitions and generally represent loans within our portfolio that have a higher default risk or have already defaulted.

Impaired Loans and Troubled Debt Restructurings
Impaired Loans
Loans are considered impaired when we determine it is probable that we will be unable to collect all amounts due according to the terms of the loan agreement. For more information on our impaired finance receivables and loans, refer to Note 1 to the Consolidated Financial Statements in our 2012 Annual Report on Form 10-K for additional information.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents information about our impaired finance receivables and loans recorded at historical cost.

($ in millions)	Unpaid principal balance	Carrying value before allowance	Impaired with no allowance	Impaired with an allowance	Allowance for impaired loans
March 31, 2013
Consumer automobile	$270	$270	$—	$270	$22
Consumer mortgage
1st Mortgage	790	784	125	659	149
Home equity	148	149	2	147	60
Total consumer mortgage	938	933	127	806	209
Commercial
Commercial and industrial
Automobile	168	168	54	114	10
Mortgage	—	—	—	—	—
Other	63	63	10	53	7
Commercial real estate
Automobile	39	39	12	27	11
Mortgage	—	—	—	—	—
Total commercial	270	270	76	194	28
Total consumer and commercial finance receivables and loans	$1,478	$1,473	$203	$1,270	$259
December 31, 2012
Consumer automobile	$260	$260	$90	$170	$16
Consumer mortgage
1st Mortgage	811	725	123	602	137
Home equity	147	148	1	147	49
Total consumer mortgage	958	873	124	749	186
Commercial
Commercial and industrial
Automobile	146	146	54	92	7
Mortgage	—	—	—	—	—
Other	33	33	9	24	7
Commercial real estate
Automobile	37	37	9	28	12
Mortgage	—	—	—	—	—
Total commercial	216	216	72	144	26
Total consumer and commercial finance receivables and loans	$1,434	$1,349	$286	$1,063	$228

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following tables present average balance and interest income for our impaired finance receivables and loans.

	2013		2012
Three months ended March 31, ($ in millions)	Average balance	Interest income	Average balance	Interest income
Consumer automobile	$272	$4	$83	$2
Consumer mortgage
1st Mortgage	744	7	512	4
Home equity	135	1	100	1
Total consumer mortgage	879	8	612	5
Commercial
Commercial and industrial
Automobile	157	2	196	2
Mortgage	—	—	7	—
Other	57	—	34	—
Commercial real estate
Automobile	38	—	63	—
Mortgage	—	—	15	—
Total commercial	252	2	315	2
Total consumer and commercial finance receivables and loans	$1,403	$14	$1,010	$9
Troubled Debt Restructurings (TDRs)
TDRs are loan modifications where concessions were granted to borrowers experiencing financial difficulties. Numerous initiatives are in place to provide support to our mortgage customers in financial distress, including principal forgiveness, maturity extensions, delinquent interest capitalization, and changes to contractual interest rates. Additionally for automobile loans, we offer several types of assistance to aid our customers including extension of the maturity date and rewriting the loan terms. Total TDRs recorded at historical cost and reported at carrying value before allowance for loan losses were $1.3 billion and $1.2 billion at March 31, 2013, and December 31, 2012, respectively. Refer to Note 1 to the Consolidated Financial Statements in our 2012 Annual Report on Form 10-K for additional information.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents information related to finance receivables and loans recorded at historical cost modified in connection with a troubled debt restructuring during the period.

	2013 (a)			2012
Three months ended March 31, ($ in millions)	Number of loans	Pre-modification carrying value before allowance	Post-modification carrying value before allowance	Number of loans	Pre-modification carrying value before allowance	Post-modification carrying value before allowance
Consumer automobile	5,285	$79	$68	2,792	$33	$33
Consumer mortgage
1st Mortgage	474	165	130	77	28	27
Home equity	71	4	4	173	10	9
Total consumer mortgage	545	169	134	250	38	36
Commercial
Commercial and industrial
Automobile	4	25	25	3	3	3
Mortgage	—	—	—	—	—	—
Other	1	33	31	—	—	—
Commercial real estate
Automobile	3	11	11	1	2	2
Mortgage	—	—	—	—	—	—
Total commercial	8	69	67	4	5	5
Total consumer and commercial finance receivables and loans	5,838	$317	$269	3,046	$76	$74

(a)	Due to recent industry practice, bankruptcy loans that have not been reaffirmed have been included within our TDR population beginning in the fourth quarter of 2012.
The following table presents information about finance receivables and loans recorded at historical cost that have redefaulted during the reporting period and were within 12 months or less of being modified as a troubled debt restructuring. Redefault is when finance receivables and loans meet the requirements for evaluation under our charge-off policy (Refer to Note 1 to the Consolidated Financial Statements in our 2012 Annual Report on Form 10-K for additional information) except for commercial finance receivables and loans where redefault is defined as 90 days past due.

	2013 (a)			2012
Three months ended March 31, ($ in millions)	Number of loans	Carrying value before allowance	Charge-off amount	Number of loans	Carrying value before allowance	Charge-off amount
Consumer automobile	1,333	$16	$8	208	$2	$1
Consumer mortgage
1st Mortgage	8	2	—	5	1	—
Home equity	2	—	—	4	1	1
Total consumer mortgage	10	2	—	9	2	1
Commercial
Commercial and industrial
Automobile	—	—	—	2	2	—
Commercial real estate
Automobile	—	—	—	—	—	—
Total commercial	—	—	—	2	2	—
Total consumer and commercial finance receivables and loans	1,343	$18	$8	219	$6	$2

(a)	Due to recent industry practice, bankruptcy loans that have not been reaffirmed have been included within our TDR population beginning in the fourth quarter of 2012.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

At March 31, 2013, and December 31, 2012, commercial commitments to lend additional funds to debtors owing receivables whose terms had been modified in a troubled debt restructuring were $13 million and $25 million, respectively.
Higher-Risk Mortgage Concentration Risk
The following table summarizes held-for-investment mortgage finance receivables and loans recorded at historical cost and reported at carrying value before allowance for loan losses by higher-risk loan type.

($ in millions)	March 31, 2013	December 31, 2012
Interest-only mortgage loans (a)	$1,853	$2,063
Below-market rate (teaser) mortgages	185	192
Total higher-risk mortgage finance receivables and loans	$2,038	$2,255

(a)	The majority of the interest-only mortgage loans are expected to start principal amortization in 2015 or beyond.
8.     Investment in Operating Leases, Net
Investments in operating leases were as follows.

($ in millions)	March 31, 2013	December 31, 2012
Vehicles and other equipment	$17,524	$16,009
Accumulated depreciation	(2,696)	(2,459)
Investment in operating leases, net	$14,828	$13,550
Depreciation expense on operating lease assets includes remarketing gains and losses recognized on the sale of operating lease assets. The following summarizes the components of depreciation expense on operating lease assets.

	Three months ended March 31,
($ in millions)	2013	2012
Depreciation expense on operating lease assets (excluding remarketing gains)	$499	$328
Remarketing gains	(64)	(23)
Depreciation expense on operating lease assets	$435	$305
9.    Securitizations and Variable Interest Entities
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
Securitizations
We provide a wide range of consumer and commercial automobile loans, operating leases, other commercial loans, and mortgage loan products to a diverse customer base. We often securitize these loans and leases (which we collectively describe as loans or financial assets) through the use of securitization entities, which may or may not be consolidated on our Condensed Consolidated Balance Sheet. We securitize consumer and commercial automobile loans, operating leases, and other commercial loans through private-label securitizations. We securitize consumer mortgage loans through transactions involving the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac). We previously securitized consumer mortgage loans through private-label mortgage securitizations and through transactions involving the Government National Mortgage Association (Ginnie Mae). We refer to Fannie Mae, Freddie Mac, and Ginnie Mae collectively as the Government-Sponsored Enterprises or GSEs. During the three months ended March 31, 2013 and 2012, our consumer mortgage loans were primarily securitized through the GSEs.
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
Each securitization is governed by various legal documents that limit and specify the activities of the securitization entity. The securitization entity is generally allowed to acquire the loans, to issue beneficial interests to investors to fund the acquisition of the loans, and to enter into derivatives or other yield maintenance contracts to hedge or mitigate certain risks related to the financial assets or beneficial interests of the entity. A servicer, who is generally us, is appointed pursuant to the underlying legal documents to service the assets the securitization entity holds and the beneficial interests it issues. Servicing functions include, but are not limited to, making certain payments of property taxes and insurance premiums, default and property maintenance payments, as well as advancing principal and interest payments before collecting them from individual borrowers. Our servicing responsibilities, which constitute continued involvement in the transferred financial assets, consist of primary servicing (i.e., servicing the underlying transferred financial assets) and previously master servicing (i.e., servicing the beneficial interests that result from the securitization transactions). Certain securitization entities also require the servicer to advance scheduled principal and interest payments due on the beneficial interests issued by the entity regardless of whether cash payments are received on the underlying transferred financial assets. Accordingly, we are required to provide these servicing advances when applicable. Refer to Note 10 for additional information regarding our servicing rights.
The GSEs provide a guarantee of the payment of principal and interest on the beneficial interests issued in securitizations through the GSEs. In private-label securitizations, cash flows from the assets initially transferred into the securitization entity represent the sole source for payment of distributions on the beneficial interests issued by the securitization entity and for payments to the parties that perform services for the securitization entity, such as the servicer or the trustee. In certain private-label securitization transactions, a liquidity facility may exist to provide temporary liquidity to the entity. The liquidity provider generally is reimbursed prior to other parties in subsequent distribution periods. In previous certain private-label securitizations, monoline insurance may have existed to cover certain shortfalls to certain investors in the beneficial interests issued by the securitization entity. As noted above, in certain private-label securitizations, the servicer is required to advance scheduled principal and interest payments due on the beneficial interests regardless of whether cash payments are received on the underlying transferred financial assets. The servicer is allowed to reimburse itself for these servicing advances. Additionally, certain private-label securitization transactions may have previously allowed for the acquisition of additional loans subsequent to the initial loan transfer. Principal collections on other loans and/or the issuance of new beneficial interests, such as variable funding notes, generally funded those loans; we were often contractually required to invest in these new interests.
We may have retained beneficial interests in our private-label securitizations, which may have represented a form of significant continuing economic interest. These retained interests included, but were not limited to, senior or subordinate asset-backed securities and residuals, and previously included senior or subordinate mortgage-backed securities, interest-only strips, and principal-only strips. Certain of these retained interests provided credit enhancement to the trust as they may have absorbed credit losses or other cash shortfalls. Additionally, the securitization agreements may have required cash flows to be directed away from certain of our retained interests due to specific over-collateralization requirements, which may or may not have been performance-driven.
We generally hold certain conditional repurchase options specific to private label securitizations that allow us to repurchase assets from the securitization entity. The majority of the securitizations provide us, as servicer, with a call option that allows us to repurchase the remaining transferred financial assets or outstanding beneficial interests at our discretion once the asset pool reaches a predefined level, which represents the point where servicing becomes burdensome (a clean-up call option). The repurchase price is typically the par amount of the loans plus accrued interest. Additionally, we may hold other conditional repurchase options that allow us to repurchase a transferred financial asset if certain events outside our control occur. The typical conditional repurchase option is a delinquent loan repurchase option that gives us the option to purchase the loan or contract if it exceeds a certain prespecified delinquency level. We generally have complete discretion regarding when or if we will exercise these options, but we would do so only when it is in our best interest.
Other than our customary representation and warranty provisions, these securitizations are nonrecourse to us, thereby transferring the risk of future credit losses to the extent the beneficial interests in the securitization entities are held by third parties. Representation and warranty provisions generally require us to repurchase loans or indemnify the investor or other party for incurred losses to the extent it is determined that the loans were ineligible or were otherwise defective at the time of sale. Refer to Note 26 for detail on representation and warranty provisions. We did not provide any noncontractual financial support to any of these entities during the three months ended March 31, 2013 or 2012.
Other Variable Interest Entities
We have involvements with various other on-balance sheet, immaterial VIEs. Most of these VIEs are used for additional liquidity whereby we sell certain financial assets into the VIE and issue beneficial interests to third parties for cash.
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
Our involvement with consolidated and nonconsolidated VIEs in which we hold variable interests is presented below.

($ in millions)	Consolidated involvement with VIEs (a)		Assets of nonconsolidated VIEs (a)		Maximum exposure to loss in nonconsolidated VIEs
March 31, 2013
On-balance sheet variable interest entities
Consumer automobile	$25,048
Commercial automobile	19,576
Commercial other	727
Off-balance sheet variable interest entities
Consumer automobile	—		$1,336		$1,336	(b)
Consumer mortgage — other	—		—	(c)	10	(d)
Commercial other	(27)	(e)	—	(c)	73
Total	$45,324		$1,336		$1,419
December 31, 2012
On-balance sheet variable interest entities
Consumer automobile	$28,566
Commercial automobile	23,139
Commercial other	728
Off-balance sheet variable interest entities
Consumer automobile	—		$1,495		$1,495	(b)
Consumer mortgage — other	—		—	(c)	12	(d)
Commercial other	(28)	(e)	—	(c)	85
Total	$52,405		$1,495		$1,592

(a)	Asset values represent the current unpaid principal balance of outstanding consumer and commercial finance receivables and loans within the VIEs.

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

(e)	Amounts classified as accrued expenses and other liabilities.
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
Off-balance Sheet Variable Interest Entities
The nature, purpose, and activities of nonconsolidated securitization entities are similar to those of our consolidated securitization entities with the primary difference being the nature and extent of our continuing involvement. The cash flows from the assets of nonconsolidated securitization entities generally are the sole source of payment on the securitization entities’ liabilities. The creditors of these securitization entities have no recourse to us with the exception of market customary representation and warranty provisions as described in Note 26.
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
For nonconsolidated securitization entities, the transferred financial assets are removed from our balance sheet provided the conditions for sale accounting are met. The financial assets obtained from the securitization are primarily reported as cash, servicing rights, or retained interests (if applicable). Typically, we conclude that the fee we are paid for servicing consumer automobile finance receivables represents adequate compensation, and consequently, we do not recognize a servicing asset or liability. As an accounting policy election, we elected fair value treatment for our mortgage servicing rights (MSRs) portfolio. Liabilities incurred as part of these securitization transactions, such as representation and warranty provisions, are recorded at fair value at the time of sale and are reported as accrued expenses and other liabilities on our Condensed Consolidated Balance Sheet. Upon the sale of the loans, we recognize a gain or loss on sale for the difference between the assets recognized, the assets derecognized, and the liabilities recognized as part of the transaction.
The pretax gains recognized on financial assets sold into nonconsolidated securitization and similar asset-backed financing entities for consumer mortgage — GSEs were $93 million and $28 million at March 31, 2013 and March 31, 2012, respectively.
The following table summarizes cash flows received from and paid related to securitization entities, asset-backed financings, or other similar transfers of financial assets where the transfer is accounted for as a sale and we have a continuing involvement with the transferred assets (e.g., servicing) that were outstanding during the three months ended March 31, 2013 and 2012. Additionally, this table contains information regarding cash flows received from and paid to nonconsolidated securitization entities that existed during each period.

Three months ended March 31, ($ in millions)	Consumer automobile	Consumer mortgage GSEs	Consumer mortgage private-label
2013
Cash proceeds from transfers completed during the period	$—	$7,580	$—
Servicing fees	4	119	—
Representations and warranties obligations	—	(23)	—
Other cash flows	—	3	—
2012
Cash proceeds from transfers completed during the period	$—	$10,645	$—
Cash flows received on retained interests in securitization entities	—	—	14
Servicing fees	—	249	48
Purchases of previously transferred financial assets	—	(580)	(8)
Representations and warranties obligations	—	(19)	(4)
Other cash flows	—	10	23

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following tables represent on-balance sheet loans held-for-sale and finance receivables and loans, off-balance sheet securitizations, and whole-loan sales where we have continuing involvement. The table presents quantitative information about delinquencies and net credit losses. Refer to Note 10 for further detail on total serviced assets.

	Total Amount		Amount 60 days or more past due
($ in millions)	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
On-balance sheet loans
Consumer automobile	$55,014	$53,715	$285	$351
Consumer mortgage	10,373	12,311	226	241
Commercial automobile	31,875	32,822	39	24
Commercial mortgage	—	—	—	—
Commercial other	2,579	2,783	—	1
Total on-balance sheet loans	99,841	101,631	550	617
Off-balance sheet securitization entities
Consumer automobile	1,336	1,495	3	4
Consumer mortgage - GSEs	117,342	119,384	1,835	1,892
Total off-balance sheet securitization entities	118,678	120,879	1,838	1,896
Whole-loan transactions (a)	5,558	6,756	103	129
Total	$224,077	$229,266	$2,491	$2,642

(a)	Whole-loan transactions are not part of a securitization transaction, but represent consumer automobile and consumer mortgage pools of loans sold to third-party investors.

	Net credit losses
	Three months ended March 31,
($ in millions)	2013	2012
On-balance sheet loans
Consumer automobile	$93	$74
Consumer mortgage	21	18
Commercial automobile	1	—
Commercial mortgage	n/m	(1)
Commercial other	(1)	(8)
Total on-balance sheet loans	114	83
Off-balance sheet securitization entities
Consumer automobile	1	n/m
Consumer mortgage - GSEs (a)	n/m	n/m
Total off-balance sheet securitization entities	1	—
Whole-loan transactions	n/m	8
Total	$115	$91
n/m = not meaningful

(a)	Anticipated credit losses are not meaningful due to the GSE guarantees.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

10.     Servicing Activities
Mortgage Servicing Rights
The following table summarizes activity related to MSRs, which are carried at fair value. Management estimates fair value using our transaction data and other market data or, in periods when there are limited MSRs market transactions that are directly observable, internally developed discounted cash flow models (an income approach) are used to estimate the fair value. These internal valuation models estimate net cash flows based on internal operating assumptions that we believe would be used by market participants in orderly transactions combined with market-based assumptions for loan prepayment rates, interest rates, and discount rates that we believe approximate yields required by investors in this asset.

Three months ended March 31, ($ in millions)	2013 (a)(b)	2012 (c)
Estimated fair value at January 1,	$952	$2,519
Additions recognized on sale of mortgage loans	54	75
Changes in fair value
Due to changes in valuation inputs or assumptions used in the valuation model	(28)	163
Other changes in fair value	(61)	(162)
Estimated fair value at March 31,	$917	$2,595

(a)	The remaining balance is at Ally Bank, due to the deconsolidation of ResCap.

(b)	In April 2013, we sold our agency MSRs portfolio. Refer to Note 27 for further details.

(c)	Includes activities of our discontinued operations.
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model include all changes due to a revaluation by a model or by a benchmarking exercise. Other changes in fair value primarily include the accretion of the present value of the discount related to forecasted cash flows and the economic runoff of the portfolio. Refer to Note 1 to the Consolidated Financial Statements in our 2012 Annual Report on Form 10-K for additional information regarding our significant assumptions and valuation techniques used in the valuation of mortgage servicing rights.
The key economic assumptions and sensitivity of the fair value of MSRs to immediate 10% and 20% adverse changes in those assumptions were as follows.

($ in millions)	March 31, 2013	December 31, 2012
Weighted average life (in years)	5.4	4.6
Weighted average prepayment speed	10.3%	13.5%
Impact on fair value of 10% adverse change	$(64)	$(77)
Impact on fair value of 20% adverse change	(122)	(144)
Weighted average discount rate	9.3%	7.7%
Impact on fair value of 10% adverse change	$(42)	$(10)
Impact on fair value of 20% adverse change	(80)	(19)
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The components of servicing valuation and hedge activities, net, were as follows.

	Three months ended March 31,
($ in millions)	2013	2012
Change in estimated fair value of mortgage servicing rights	$(89)	$(10)
Change in fair value of derivative financial instruments	(112)	(96)
Servicing asset valuation and hedge activities, net	$(201)	$(106)
Mortgage Servicing Fees
The components of mortgage servicing fees were as follows.

	Three months ended March 31,
($ in millions)	2013	2012
Contractual servicing fees, net of guarantee fees and including subservicing	$58	$86
Late fees	1	2
Ancillary fees	4	4
Total mortgage servicing fees	$63	$92
Mortgage Servicing Advances
In connection with our primary mortgage servicing activities (i.e., servicing of mortgage loans), we make certain payments for property taxes and insurance premiums, default and property maintenance payments, as well as advances of principal and interest payments before collecting them from individual borrowers. Servicing advances, including contractual interest, are priority cash flows in the event of a loan principal reduction or foreclosure and ultimate liquidation of the real estate-owned property. These servicing advances are included in other assets on the Condensed Consolidated Balance Sheet and totaled $78 million and $82 million at March 31, 2013 and December 31, 2012, respectively. We maintained an allowance for uncollected primary servicing advances of $1 million and $1 million at March 31, 2013 and December 31, 2012, respectively. Our potential obligation is influenced by the loan’s performance and credit quality.
Mortgage Serviced Assets
Total serviced mortgage assets consist of primary servicing activities. These include loans owned by Ally Bank, where Ally Bank is the primary servicer, and loans sold to third-party investors, where Ally Bank has retained primary servicing. Loans owned by Ally Bank are categorized as loans held-for-sale or finance receivables and loans, which are discussed in further detail in Note 6 and Note 7, respectively. The loans sold to third-party investors were sold through off-balance sheet GSE securitization transactions.
The unpaid principal balance of our serviced mortgage assets were as follows.

($ in millions)	March 31, 2013	December 31, 2012
On-balance sheet mortgage loans
Held-for-sale and investment	$9,208	$10,938
Off-balance sheet mortgage loans
Loans sold to third-party investors
GSEs	117,675	119,384
Whole-loan	2	2
Total primary serviced mortgage loans (a)	$126,885	$130,324

(a)	In April 2013, we sold our agency MSRs portfolio, refer to Note 27 for further details.
Ally Bank is subject to certain net worth requirements associated with its servicing agreements with Fannie Mae and Freddie Mac. The majority of Ally Bank’s serviced mortgage assets are subserviced by GMAC Mortgage, LLC, a subsidiary of ResCap, pursuant to a servicing agreement. At March 31, 2013, Ally Bank was in compliance with the requirements of the servicing agreements.
Automobile Finance Servicing Activities
We service consumer automobile contracts. Historically, we have sold a portion of our consumer automobile contracts. With respect to contracts we sell, we retain the right to service and earn a servicing fee for our servicing function. Typically, we conclude that the fee we are paid for servicing consumer automobile finance receivables represents adequate compensation, and consequently, we do not recognize a servicing asset or liability. We recognized automobile servicing fees of $19 million and $30 million, during the three months ended March 31, 2013 and 2012, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Automobile Finance Serviced Assets
The total serviced automobile finance loans outstanding were as follows.

($ in millions)	March 31, 2013	December 31, 2012
On-balance sheet automobile finance loans and leases
Consumer automobile	$55,014	$53,715
Commercial automobile	31,875	32,822
Operating leases	14,828	13,550
Operations held-for-sale	15,304	25,979
Other	45	41
Off-balance sheet automobile finance loans
Loans sold to third-party investors
Securitizations	1,317	1,474
Whole-loan	5,374	6,541
Other (a)	9,060	—
Total serviced automobile finance loans and leases	$132,817	$134,122

(a)	Consists of serviced assets sold in conjunction with the divestiture of our Canadian automotive finance operations.
11.     Other Assets
The components of other assets were as follows.

($ in millions)	March 31, 2013	December 31, 2012
Property and equipment at cost	$696	$693
Accumulated depreciation	(428)	(411)
Net property and equipment	268	282
Restricted cash collections for securitization trusts (a)	2,159	2,983
Deferred tax asset	1,309	1,190
Fair value of derivative contracts in receivable position	668	2,298
Restricted cash and cash equivalents	531	889
Collateral placed with counterparties	447	1,290
Other accounts receivable	445	525
Cash reserve deposits held-for-securitization trusts (b)	429	442
Unamortized debt issuance costs	418	425
Nonmarketable equity securities	283	303
Other assets	993	1,281
Total other assets	$7,950	$11,908

(a)	Represents cash collections from customer payments on securitized receivables. These funds are distributed to investors as payments on the related secured debt.

(b)	Represents credit enhancement in the form of cash reserves for various securitization transactions.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

12.     Deposit Liabilities
Deposit liabilities consisted of the following.

($ in millions)	March 31, 2013	December 31, 2012
Deposits
Noninterest-bearing deposits	$844	$1,977
Interest-bearing deposits
Savings and money market checking accounts	17,512	13,871
Certificates of deposit	31,135	31,084
Dealer deposits	835	983
Total deposit liabilities	$50,326	$47,915
Noninterest-bearing deposits primarily represent third-party escrows associated with our mortgage loan-servicing portfolio. The escrow deposits are not subject to an executed agreement and can be withdrawn without penalty at any time. At March 31, 2013, and December 31, 2012, certificates of deposit included $12.3 billion and $12.0 billion, respectively, of certificates of deposit in denominations of $100 thousand or more.
13.    Short-term Borrowings
The following table presents the composition of our short-term borrowings portfolio.

	March 31, 2013			December 31, 2012
($ in millions)	Unsecured	Secured (a)	Total	Unsecured	Secured (a)	Total
Demand notes	$3,229	$—	$3,229	$3,094	$—	$3,094
Bank loans and overdrafts	7	—	7	167	—	167
Federal Home Loan Bank	—	3,500	3,500	—	3,800	3,800
Securities sold under agreements to repurchase	—	482	482	—	—	—
Other (b)	—	400	400	—	400	400
Total short-term borrowings	$3,236	$4,382	$7,618	$3,261	$4,200	$7,461

(a)	Refer to Note 14 for further details on assets restricted as collateral for payment of the related debt.

(b)	Other relates to secured borrowings at our Commercial Finance Group at March 31, 2013 and December 31, 2012.
14.    Long-term Debt
The following tables present the composition of our long-term debt portfolio.

	March 31, 2013			December 31, 2012
($ in millions)	Unsecured	Secured	Total	Unsecured	Secured	Total
Long-term debt
Due within one year	$3,809	$10,964	$14,773	$1,070	$11,503	$12,573
Due after one year (a)	28,448	23,444	51,892	31,486	29,408	60,894
Fair value adjustment	956	—	956	1,094	—	1,094
Total long-term debt	$33,213	$34,408	$67,621	$33,650	$40,911	$74,561

(a)	Includes $2.6 billion and $2.6 billion of trust preferred securities at both March 31, 2013 and December 31, 2012, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents the scheduled remaining maturity of long-term debt, assuming no early redemptions will occur. The actual payment of secured debt may vary based on the payment activity of the related pledged assets.

Year ended December 31, ($ in millions)	2013	2014	2015	2016	2017	2018 and thereafter	Fair value adjustment	Total
Unsecured
Long-term debt	$1,008	$5,588	$5,092	$1,970	$3,681	$16,698	$956	$34,993
Original issue discount	(201)	(188)	(56)	(63)	(75)	(1,197)	—	(1,780)
Total unsecured	807	5,400	5,036	1,907	3,606	15,501	956	33,213
Secured
Long-term debt	7,109	12,005	8,137	3,574	2,722	861	—	34,408
Total long-term debt	$7,916	$17,405	$13,173	$5,481	$6,328	$16,362	$956	$67,621
The following summarizes assets restricted as collateral for the payment of the related debt obligation primarily arising from securitization transactions accounted for as secured borrowings and repurchase agreements.

	March 31, 2013		December 31, 2012
($ in millions)	Total	Ally Bank (a)	Total	Ally Bank (a)
Investment securities	$500	$500	$1,911	$1,911
Mortgage assets held-for-investment and lending receivables	9,715	9,715	9,866	9,866
Consumer automobile finance receivables	23,953	12,673	29,557	14,833
Commercial automobile finance receivables	18,574	18,574	19,606	19,606
Investment in operating leases, net	6,872	2,966	6,058	1,691
Other assets	973	252	999	272
Total assets restricted as collateral (b)	$60,587	$44,680	$67,997	$48,179
Secured debt (c)	$38,790	$25,864	$45,111	$29,162

(a)	Ally Bank is a component of the total column.

(b)
Ally Bank has an advance agreement with the Federal Home Loan Bank of Pittsburgh (FHLB) and had assets pledged to secure borrowings that were restricted as collateral to the FHLB totaling $12.5 billion and $12.6 billion at March 31, 2013, and December 31, 2012, respectively. These assets were composed primarily of consumer and commercial mortgage finance receivables and loans, net. Ally Bank has access to the Federal Reserve Bank Discount Window. Ally Bank had assets pledged and restricted as collateral to the Federal Reserve Bank totaling $3.1 billion and $1.9 billion at March 31, 2013, and December 31, 2012, respectively. These assets were composed of consumer mortgage finance receivables and loans, net; consumer automobile finance receivables and loans, net; and investment securities. Availability under these programs is only for the operations of Ally Bank and cannot be used to fund the operations or liabilities of Ally or its subsidiaries.

(c)	Includes $4.4 billion and $4.2 billion of short-term borrowings at March 31, 2013, and December 31, 2012, respectively.
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
As of March 31, 2013, Ally Bank had exclusive access to $3.5 billion of funding capacity from committed credit facilities. Ally Bank also has access to a $4.1 billion committed facility that is shared with the parent company. Funding programs supported by the Federal Reserve and the FHLB, together with repurchase agreements, complement Ally Bank’s private committed facilities.
The total capacity in our committed funding facilities is provided by banks and other financial institutions through private transactions. The committed secured funding facilities can be revolving in nature and allow for additional funding during the commitment period, or they can be amortizing and not allow for any further funding after the closing date. At March 31, 2013, $26.1 billion of our $33.4 billion of committed capacity was revolving. Our revolving facilities generally have an original tenor ranging from 364 days to two years. As of March 31, 2013, we had $16.9 billion of committed funding capacity from revolving facilities with a remaining tenor greater than 364 days.
Committed Funding Facilities

	Outstanding		Unused Capacity (a)		Total Capacity
($ in billions)	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Bank funding
Secured	$1.7	$3.8	$1.8	$4.7	$3.5	$8.5
Nonbank funding
Unsecured (b)	0.1	0.1	—	—	0.1	0.1
Secured (c) (d) (e)	13.9	22.5	11.8	7.8	25.7	30.3
Total nonbank funding	14.0	22.6	11.8	7.8	25.8	30.4
Shared capacity (f) (g)	1.1	1.1	3.0	3.0	4.1	4.1
Total committed facilities	$16.8	$27.5	$16.6	$15.5	$33.4	$43.0

(a)
Funding from committed secured facilities is available on request in the event excess collateral resides in certain facilities or is available to the extent incremental collateral is available and contributed to the facilities.

(b)	Total unsecured nonbank funding capacity represents committed funding for our discontinued international automobile financing business.

(c)
Total secured nonbank funding capacity includes committed funding for our discontinued international automobile financing business of $6.9 billion and $12.0 billion as of March 31, 2013 and December 31, 2012, respectively, with outstanding debt of $5.1 billion and $9.6 billion, respectively.

(d)
Total unused capacity includes $2.1 billion and $2.2 billion as of March 31, 2013 and December 31, 2012, respectively, from certain committed funding arrangements that are generally reliant upon the origination of future automotive receivables and that are available in 2013.

(e)	Includes the secured facilities of our Commercial Finance Group.

(f)	Funding is generally available for assets originated by Ally Bank or the parent company, Ally Financial Inc.

(g)
Total shared bank facilities includes committed funding for our discontinued international automobile financing business of $0.1 billion and $0.1 billion as of March 31, 2013 and December 31, 2012, respectively with outstanding debt of $0.1 billion and $0.1 billion, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Uncommitted Funding Facilities

	Outstanding		Unused Capacity (a)		Total Capacity
($ in billions)	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Bank funding
Secured
Federal Reserve funding programs	$—	$—	$1.8	$1.8	$1.8	$1.8
FHLB advances	4.5	4.8	0.8	0.4	5.3	5.2
Repurchase agreements	0.5	—	—	—	0.5	—
Total bank funding	5.0	4.8	2.6	2.2	7.6	7.0
Nonbank funding
Unsecured	2.2	2.1	0.4	0.4	2.6	2.5
Secured	—	0.1	0.1	0.1	0.1	0.2
Total nonbank funding (a)	2.2	2.2	0.5	0.5	2.7	2.7
Total uncommitted facilities	$7.2	$7.0	$3.1	$2.7	$10.3	$9.7

(a)	Total nonbank funding capacity represents uncommitted funding for our discontinued international automobile financing business.
15.    Accrued Expenses and Other Liabilities
The components of accrued expenses and other liabilities were as follows.

($ in millions)	March 31, 2013	December 31, 2012
Accrual related to ResCap Bankruptcy (a)	$750	$750
Collateral received from counterparties	565	941
Accounts payable	475	565
Fair value of derivative contracts in payable position	406	2,468
Employee compensation and benefits	364	494
Reserves for insurance losses and loss adjustment expenses	342	341
Reserve for mortgage representation and warranty obligation	170	105
Deferred revenue	102	97
Other liabilities	495	824
Total accrued expenses and other liabilities	$3,669	$6,585

(a)	Refer to Note 1 for more information regarding the Debtors' bankruptcy, deconsolidation, and this accrual.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

16.    Equity
The following table summarizes information about our Series F-2, Series A, and Series G preferred stock.

	March 31, 2013	December 31, 2012
Mandatorily convertible preferred stock held by U.S. Department of Treasury
Series F-2 preferred stock (a)
Carrying value ($ in millions)	$5,685	$5,685
Par value (per share)	0.01	0.01
Liquidation preference (per share)	50	50
Number of shares authorized	228,750,000	228,750,000
Number of shares issued and outstanding	118,750,000	118,750,000
Dividend/coupon	9%	9%
Redemption/call feature	Perpetual (b)	Perpetual (b)
Preferred stock
Series A preferred stock
Carrying value ($ in millions)	$1,021	$1,021
Par value (per share)	0.01	0.01
Liquidation preference (per share)	25	25
Number of shares authorized	160,870,560	160,870,560
Number of shares issued and outstanding	40,870,560	40,870,560
Dividend/coupon
Prior to May 15, 2016	8.5%	8.5%
On and after May 15, 2016	three month LIBOR + 6.243%	three month LIBOR + 6.243%
Redemption/call feature	Perpetual (c)	Perpetual (c)
Series G preferred stock (d)
Carrying value ($ in millions)	$234	$234
Par value (per share)	0.01	0.01
Liquidation preference (per share)	1,000	1,000
Number of shares authorized	2,576,601	2,576,601
Number of shares issued and outstanding	2,576,601	2,576,601
Dividend/coupon	7%	7%
Redemption/call feature	Perpetual (e)	Perpetual (e)

(a)	Mandatorily convertible to common equity on December 30, 2016.

(b)	Convertible prior to mandatory conversion date either with consent of Treasury or in the event the Federal Reserve compels a conversion.

(c)	Nonredeemable prior to May 15, 2016.

(d)
Pursuant to a registration rights agreement, we are required to maintain an effective shelf registration statement. In the event we fail to meet this obligation, we may be required to pay additional interest to the holders of the Series G Preferred Stock.

(e)	Redeemable beginning at December 31, 2011.
17.    Accumulated Other Comprehensive Income (Loss)
The following table presents changes, net of tax, in each component of accumulated other comprehensive income (loss).

($ in millions)	Unrealized gains on investment securities	Translation adjustments and net investment hedges	Cash flow hedges	Defined benefit pension plans	Accumulated other comprehensive income (loss)
Balance at December 31, 2012	$76	$368	$2	$(135)	$311
2013 net change	12	(350)	4	17	(317)
Balance at March 31, 2013	$88	$18	$6	$(118)	$(6)

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents the before- and after-tax changes in each component of accumulated other comprehensive income (loss).

March 31, ($ in millions)	Before Tax		Tax Effect		After Tax
2013
Unrealized gains on investment securities
Net unrealized gains arising during the period	$69		$(1)		$68
Less: Net realized gains reclassified to net income	51	(a)	(2)	(b)	49
Less: Net realized gains reclassified to income from discontinued operations, net of tax	8		(1)		7
Net change	10		2		12
Translation adjustments
Net unrealized losses arising during the period	(49)		2		(47)
Less: Net realized gains reclassified to income from discontinued operations, net of tax	432		3		435
Net change	(481)		(1)		(482)
Net investment hedges
Net unrealized gains arising during the period	20		(8)		12
Less: Net realized losses reclassified to income from discontinued operations, net of tax	(149)		29		(120)
Net change	169		(37)		132
Cash flow hedges
Less: Net realized losses reclassified to net income	(7)	(c)	3	(b)	(4)
Defined benefit pension plans
Less: Net losses, prior service costs, and transition obligations reclassified to net income	(2)	(d)	—	(b)	(2)
Less: Net losses, prior service costs, and transition obligations reclassified to income from discontinued operations, net of tax	(17)		2		(15)
Net change	19		(2)		17
Other comprehensive income	$(276)		$(41)		$(317)

(a)	Includes gains reclassified to other gain on investments, net in our Condensed Consolidated Statement of Comprehensive Income.

(b)	Includes amounts reclassified to income tax (benefit) expense from continuing operations in our Condensed Consolidated Statement of Comprehensive Income.

(c)	Includes losses reclassified to interest on long-term debt in our Condensed Consolidated Statement of Comprehensive Income.

(d)	Includes losses reclassified to compensation and benefits expense in our Condensed Consolidated Statement of Comprehensive Income.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

18.    Earnings per Common Share
The following table presents the calculation of basic and diluted earnings per common share.

	Three months ended March 31,
($ in millions except per share data)	2013	2012
Net income from continuing operations	$60	$2
Preferred stock dividends — U.S. Department of Treasury	(133)	(134)
Preferred stock dividends	(67)	(67)
Net loss from continuing operations attributable to common shareholders	(140)	(199)
Income from discontinued operations, net of tax	1,033	308
Net income attributable to common shareholders	$893	$109
Basic weighted-average common shares outstanding	1,330,970	1,330,970
Diluted weighted-average common shares outstanding (a)	1,330,970	1,330,970
Basic earnings per common share
Net loss from continuing operations	$(105)	$(149)
Income from discontinued operations, net of tax	776	231
Net income	$671	$82
Diluted earnings per common share (a)
Net loss from continuing operations	$(105)	$(149)
Income from discontinued operations, net of tax	776	231
Net income	$671	$82

(a)
Due to the antidilutive effect of converting the Fixed Rate Cumulative Mandatorily Convertible Preferred Stock into common shares and the net loss from continuing operations attributable to common shareholders for the three months ended March 31, 2013 and 2012, loss from continuing operations attributable to common shareholders and basic weighted-average common shares outstanding were used to calculate basic and diluted earnings per share.

The effects of converting the outstanding Fixed Rate Cumulative Mandatorily Convertible Preferred Stock into common shares are not included in the diluted earnings per share calculation for the three months ended March 31, 2013 and 2012, as the effects would be antidilutive for those periods. As such, 574 thousand of potential common shares were excluded from the diluted earnings per share calculation for the three months ended March 31, 2013 and 2012, respectively.
19.    Regulatory Capital and Other Regulatory Matters
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
The following table summarizes our capital ratios.

	March 31, 2013		December 31, 2012		Required minimum		Well-capitalized minimum
($ in millions)	Amount	Ratio	Amount	Ratio
Risk-based capital
Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$20,663	14.59%	$20,232	13.13%	4.00%		6.00%
Ally Bank	14,380	16.68	14,136	16.26	4.00		6.00
Total (to risk-weighted assets)
Ally Financial Inc.	$22,084	15.59%	$21,669	14.07%	8.00%		10.00%
Ally Bank	15,073	17.48	14,827	17.06	8.00		10.00
Tier 1 leverage (to adjusted quarterly average assets) (a)
Ally Financial Inc.	$20,663	12.01%	$20,232	11.16%	3.00–4.00%		(b)
Ally Bank	14,380	15.59	14,136	15.30	15.00	(c)	5.00%
Tier 1 common (to risk-weighted assets)
Ally Financial Inc.	$11,180	7.89%	$10,749	6.98%	n/a		n/a
Ally Bank	n/a	n/a	n/a	n/a	n/a		n/a
n/a = not applicable

(a)	Federal regulatory reporting guidelines require the calculation of adjusted quarterly average assets using a daily average methodology.

(b)	There is no Tier 1 leverage component in the definition of a well-capitalized bank holding company.

(c)	Ally Bank, in accordance with the CLMA, is required to maintain a Tier 1 leverage ratio of at least 15%.
At March 31, 2013, Ally and Ally Bank were “well-capitalized” and met all capital requirements to which each was subject.
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
Interest Rate Risk
We execute interest rate swaps to modify our exposure to interest rate risk by converting certain fixed-rate instruments to a variable-rate and certain variable-rate instruments to a fixed rate. We monitor our mix of fixed- and variable-rate debt in relation to the rate profile of our assets. When it is cost-effective to do so, we may enter into interest rate swaps to achieve our desired mix of fixed- and variable-rate debt. Derivatives qualifying for hedge accounting consist of fixed-rate debt obligations in which receive-fixed swaps are designated as hedges of specific fixed-rate debt obligations. Other derivatives qualifying for hedge accounting consist of an existing variable-rate liability in which pay-fixed swaps are designated as hedges of the expected future cash flows in the form of interest payments on certain outstanding borrowings associated with Ally Bank's secured debt.
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
A multitude of derivative instruments have been used to manage the interest rate risk related to MSRs. They include, but are not limited to, interest rate futures contracts, call or put options on U.S. Treasuries, swaptions, forward sales of mortgage-backed securities (MBS), futures, interest rate swaps, interest rate floors, and interest rate caps.

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

•
Debt — With the exception of a portion of our fixed-rate debt and a portion of our outstanding floating-rate borrowings associated with Ally Bank's secured credit facilities, we do not apply hedge accounting to our derivative portfolio held to mitigate interest rate risk associated with our debt portfolio. Typically, the significant terms of the interest rate swaps match the significant terms of the underlying debt resulting in an effective conversion of the rate of the related debt.

•
Other — We enter into futures, options, and swaptions to economically hedge our net fixed versus variable interest rate exposure. We also enter into equity options to economically hedge our exposure to the equity markets.

Foreign Exchange Risk
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
We also enter into foreign-currency forwards and option-based contracts with external counterparties to hedge foreign exchange exposure on our net investments in foreign subsidiaries. Our foreign subsidiaries maintain both assets and liabilities in local currencies; these local currencies are generally the subsidiaries' functional currencies for accounting purposes. Foreign-currency exchange-rate gains and losses arise when the assets or liabilities of our subsidiaries are denominated in currencies that differ from its functional currency. In addition, our equity is impacted by the cumulative translation adjustments resulting from the translation of foreign subsidiary results; this impact is reflected in our accumulated other comprehensive income (loss). The hedges are recorded at fair value with the changes recorded to accumulated other comprehensive income (loss) including the spot to forward difference. The net derivative gain or loss remains in accumulated other comprehensive income (loss) until earnings are impacted by the sale or the liquidation of the associated foreign operation.
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
We placed cash and securities collateral totaling $447 million and $1.3 billion at March 31, 2013 and December 31, 2012, respectively, in accounts maintained by counterparties. We received cash collateral from counterparties totaling $565 million and $941 million at March 31, 2013 and December 31, 2012, respectively. The receivables for collateral placed and the payables for collateral received are included on our Condensed Consolidated Balance Sheet in other assets and accrued expenses and other liabilities, respectively. In certain circumstances, we receive or post securities as collateral with counterparties. We do not record such collateral received on our Condensed Consolidated Balance Sheet unless certain conditions are met. At March 31, 2013 and December 31, 2012, we received noncash collateral of $1 million and $0.3 million, respectively.
Balance Sheet Presentation
The following table summarizes the fair value amounts of derivative instruments reported on our Condensed Consolidated Balance Sheet. The fair value amounts are presented on a gross basis, are segregated by derivatives that are designated and qualifying as hedging instruments or those that are not, and are further segregated by type of contract within those two categories. At March 31, 2013 and December 31, 2012, $668 million and $2.3 billion, respectively, of the derivative contracts in a receivable position were classified as other assets on the Condensed Consolidated Balance Sheet. At March 31, 2013 and December 31, 2012, $406 million and $2.5 billion of derivative contracts in a liability position were classified as accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet.

	March 31, 2013			December 31, 2012
	Derivative contracts in a		Notional amount	Derivative contracts in a		Notional amount
($ in millions)	receivable position (a)	payable position (b)		receivable position (a)	payable position (b)
Derivatives qualifying for hedge accounting
Interest rate risk
Fair value accounting hedges	$279	$—	$6,910	$411	$—	$7,248
Cash flow accounting hedges	—	1	1,874	—	10	2,580
Total interest rate risk	279	1	8,784	411	10	9,828
Foreign exchange risk
Net investment accounting hedges	21	21	9,737	35	53	8,693
Total derivatives qualifying for hedge accounting	300	22	18,521	446	63	18,521
Economic hedges and trading derivatives
Interest rate risk
MSRs	158	329	7,401	1,616	2,299	146,405
Mortgage loan commitments and mortgage loans held-for-sale	10	5	2,238	49	23	9,617
Debt	28	20	12,150	28	29	17,716
Other (c)	141	28	54,896	154	27	41,514
Total interest rate risk	337	382	76,685	1,847	2,378	215,252
Foreign exchange risk	31	2	2,629	5	27	2,464
Total economic hedges and trading derivatives	368	384	79,314	1,852	2,405	217,716
Total derivatives	$668	$406	$97,835	$2,298	$2,468	$236,237

(a)	Includes accrued interest of $127 million and $175 million at March 31, 2013 and December 31, 2012, respectively.

(b)	Includes accrued interest of $16 million and $144 million at March 31, 2013 and December 31, 2012, respectively.

(c)	Primarily consists of exchange-traded Eurodollar futures.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Statement of Comprehensive Income Presentation
The following table summarizes the location and amounts of gains and losses on derivative instruments reported in our Condensed Consolidated Statement of Comprehensive Income.

	Three months ended March 31,
($ in millions)	2013	2012
Derivatives qualifying for hedge accounting
Loss recognized in earnings on derivatives (a)
Interest rate contracts
Interest on long-term debt	$(98)	$(69)
Gain recognized in earnings on hedged items (b)
Interest rate contracts
Interest on long-term debt	101	51
Total derivatives qualifying for hedge accounting	3	(18)
Economic and trading derivatives
(Loss) gain recognized in earnings on derivatives
Interest rate contracts
Servicing asset valuation and hedge activities, net	(112)	(96)
(Loss) gain on mortgage and automotive loans, net	(32)	83
Other income, net of losses	(1)	18
Total interest rate contracts	(145)	5
Foreign exchange contracts (c)
Interest on long-term debt	39	(9)
Other income, net of losses	28	(25)
Total foreign exchange contracts	67	(34)
Loss recognized in earnings on derivatives	$(75)	$(47)

(a)
Amounts exclude gains related to interest for qualifying accounting hedges of debt, which are primarily offset by the fixed coupon payment on the long-term debt. The gains were $33 million and $26 million for the three months ended March 31, 2013 and 2012, respectively.

(b)
Amounts exclude gains related to amortization of deferred basis adjustments on the hedged items. The gains were $38 million and $60 million for the three months ended March 31, 2013 and 2012, respectively.

(c)
Amounts exclude gains and losses related to the revaluation of the related foreign-denominated debt or receivable. Losses of $65 million and gains of $31 million were recognized for the three months ended March 31, 2013 and 2012, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table summarizes derivative instruments used in cash flow and net investment hedge accounting relationships.

	Three months ended March 31,
($ in millions)	2013	2012
Cash flow hedges
Interest rate contracts
Loss reclassified from accumulated other comprehensive income to interest on long-term debt (a)	$(7)	$—
Loss recorded directly to interest on long-term debt	—	(5)
Total interest on long-term debt	$(7)	$(5)
Gain (loss) recognized in other comprehensive income	$7	$(3)
Net investment hedges
Foreign exchange contracts
Loss reclassified from accumulated other comprehensive income (loss) to discontinued operations, net	$(149)	$—
Total other income, net of losses	$(149)	$—
Gain (loss) recognized in other comprehensive income (b)	$169	$(203)

(a)
The amount represents losses reclassified from other comprehensive income (OCI) into earnings as a result of the discontinuance of hedge accounting because it is probable that the forecasted transaction will not occur.

(b)
The amounts represent the effective portion of net investment hedges. There are offsetting amounts recognized in accumulated other comprehensive income related to the revaluation of the related net investment in foreign operations. There were losses of $519 million and gains of $300 million for the three months ended March 31, 2013 and 2012, respectively.

21.    Income Taxes
We recognized an income tax benefit from continuing operations of $123 million during the three months ended March 31, 2013, compared to income tax expense of $1 million for the same period in 2012. The income tax benefit resulted primarily from the retroactive reinstatement of the active financing exception by the American Taxpayer Relief Act of 2012 and from the release of valuation allowance related to the measurement of foreign tax credit carryforwards anticipated to be utilized in the future.
As of each reporting date, we consider both positive and negative evidence that could impact our view with regard to future realization of deferred tax assets. We continue to believe it is more likely than not that the benefit for certain state net operating loss, capital loss, and foreign tax credit carryforwards will not be realized. In recognition of this risk, we continue to provide a partial valuation allowance on the deferred tax assets relating to these carryforwards.
The completed sale of our Canadian operations during the quarter generated capital gain income that reduced our $2.2 billion capital loss carryforward that existed as of December 31, 2012. The tax impact of this utilization also resulted in an offsetting tax benefit associated with the reversal of valuation allowance of approximately $230 million. Furthermore, successful completion during 2013 of additional sales of entities currently held-for-sale may result in additional capital gains that would allow us to realize additional capital loss carryforwards. Any related reversal of valuation allowance on these deferred tax assets would also be recognized as an income tax benefit in discontinued operations upon such utilization.
On May 14, 2012, we deconsolidated ResCap for financial reporting purposes. During the first quarter of 2013, the operations of ResCap were classified as discontinued. However, for U.S. federal tax purposes ResCap will continue to be included in our consolidated return filing until ultimate disposition of our ownership in ResCap.
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

Transfers
Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfer occurred. There were no transfers between any levels during the three months ended March 31, 2013.

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

•
Mortgage loans held-for-sale, net — Our mortgage loans held-for-sale are accounted for at fair value because of fair value option elections. Mortgage loans held-for-sale are typically pooled together and sold into certain exit markets depending on underlying attributes of the loan, such as GSE eligibility, product type, interest rate, and credit quality. Mortgage loans classified as Level 2 are mainly GSE-eligible mortgage loans carried at fair value due to fair value option election, which are valued predominantly using published forward agency prices. It also includes any domestic loans where recently negotiated market prices for the loan pool exist with a counterparty (which approximates fair value) or quoted market prices for similar loans are available.

Refer to the section within this note titled Fair Value Option for Financial Assets for further information about the fair value elections.

•
MSRs — MSRs are classified as Level 3, management estimates fair value using our transaction data and other market data or, in periods when there are limited MSRs market transactions that are directly observable, internally developed discounted cash flow models (an income approach) are used to estimate the fair value. These internal valuation models estimate net cash flows based on internal operating assumptions that we believe would be used by market participants in orderly transactions combined with market-based assumptions for loan prepayment rates, interest rates, and discount rates that we believe approximate yields required by investors in this asset. Cash flows primarily include servicing fees, float income, and late fees in each case less operating costs to service the loans. The estimated cash flows are discounted using an option-adjusted spread-derived discount rate.

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
We have interest rate lock commitments accounted for as derivative instruments at Ally Bank that are classified as Level 3. We have also historically held certain derivative contracts that are structured specifically to meet a particular hedging objective. These derivative contracts often were utilized to hedge risks inherent within certain on-balance sheet securitizations. To hedge risks on particular bond classes or securitization collateral, the derivative's notional amount was often indexed to the hedged item. As a result, we typically were required to use internally developed prepayment assumptions as an input into the model to forecast future notional amounts on these structured derivative contracts. Accordingly, we classified these derivative contracts as Level 3.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

However, as of the quarter ended March 31, 2013, we no longer hold such positions within continuing operations due to the sales of our international automotive finance operations.
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

	Recurring fair value measurements
March 31, 2013 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Investment securities
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$809	$1,290	$—	$2,099
Foreign government	3	303	—	306
Mortgage-backed residential	—	8,815	—	8,815
Asset-backed	—	2,221	—	2,221
Corporate debt securities	—	1,326	—	1,326
Total debt securities	812	13,955	—	14,767
Equity securities (a)	985	—	—	985
Total available-for-sale securities	1,797	13,955	—	15,752
Mortgage loans held-for-sale, net (b)	—	701	—	701
Mortgage servicing rights	—	—	917	917
Other assets
Interests retained in financial asset sales	—	—	139	139
Derivative contracts in a receivable position
Interest rate	31	580	5	616
Foreign currency	—	52	—	52
Total derivative contracts in a receivable position	31	632	5	668
Collateral placed with counterparties (c)	—	308	—	308
Total assets	$1,828	$15,596	$1,061	$18,485
Liabilities
Accrued expenses and other liabilities
Derivative contracts in a payable position
Interest rate	$(14)	$(369)	$—	$(383)
Foreign currency	—	(23)	—	(23)
Total derivative contracts in a payable position	(14)	(392)	—	(406)
Total liabilities	$(14)	$(392)	$—	$(406)

(a)	Our investment in any one industry did not exceed 20%.

(b)	Carried at fair value due to fair value option elections.

(c)	Represents collateral in the form of investment securities. Cash collateral was excluded.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Recurring fair value measurements
December 31, 2012 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Investment securities
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$697	$1,517	$—	$2,214
Foreign government	3	300	—	303
Mortgage-backed residential	—	6,906	—	6,906
Asset-backed	—	2,340	—	2,340
Corporate debt securities	—	1,263	—	1,263
Total debt securities	700	12,326	—	13,026
Equity securities (a)	1,152	—	—	1,152
Total available-for-sale securities	1,852	12,326	—	14,178
Mortgage loans held-for-sale, net (b)	—	2,490	—	2,490
Mortgage servicing rights	—	—	952	952
Other assets
Interests retained in financial asset sales	—	—	154	154
Derivative contracts in a receivable position (c)
Interest rate	40	2,170	48	2,258
Foreign currency	—	40	—	40
Total derivative contracts in a receivable position	40	2,210	48	2,298
Collateral placed with counterparties (d)	103	99	—	202
Total assets	$1,995	$17,125	$1,154	$20,274
Liabilities
Accrued expenses and other liabilities
Derivative contracts in a payable position (c)
Interest rate	$(13)	$(2,374)	$(1)	$(2,388)
Foreign currency	—	(78)	(2)	(80)
Total derivative contracts in a payable position	(13)	(2,452)	(3)	(2,468)
Total liabilities	$(13)	$(2,452)	$(3)	$(2,468)

(a)	Our investment in any one industry did not exceed 21%.

(b)	Carried at fair value due to fair value option elections.

(c)	Includes derivatives classified as trading.

(d)	Represents collateral in the form of investment securities. Cash collateral was excluded.
The following table presents quantitative information regarding the significant unobservable inputs used in significant Level 3 assets and liabilities measured at fair value on a recurring basis.

March 31, 2013 ($ in millions)	Level 3 recurring measurements	Valuation technique	Unobservable input	Range
Assets
Mortgage servicing rights	$917	(a)	(a)	(a)
Other assets
Interests retained in financial asset sales	139	Discounted cash flow	Discount rate	5.4-6.1%
			Commercial paper rate	0-0.2%

(a)	Refer to Note 10 for information related to MSRs valuation assumptions and sensitivities.

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

	Level 3 recurring fair value measurements
		Net realized/unrealized gains (losses)							Fair value at Mar. 31, 2013	Net unrealized gains (losses) included in earnings still held at Mar. 31, 2013
($ in millions)	Fair value at Jan. 1, 2013	included in earnings		included in OCI	Purchases	Sales	Issuances	Settlements
Assets
Mortgage servicing rights	$952	$(89)	(a)	$—	$—	$—	$54	$—	$917	$(89)	(a)
Other assets
Interests retained in financial asset sales	154	2	(b)	—	—	—	—	(17)	139	—
Derivative contracts, net (c)
Interest rate	47	(46)	(d)	—	—	—	—	4	5	(9)	(d)
Foreign currency	(2)	2	(d)	—	—	—	—	—	—	(1)	(d)
Total derivative contracts in a receivable position, net	45	(44)		—	—	—	—	4	5	(10)
Total assets	$1,151	$(131)		$—	$—	$—	$54	$(13)	$1,061	$(99)

(a)	Fair value adjustment was reported as servicing-asset valuation and hedge activities, net, in the Condensed Consolidated Statement of Comprehensive Income.

(b)	Reported as other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income.

(c)	Includes derivatives classified as trading.

(d)	Refer to Note 20 for information related to the location of the gains and losses on derivative instruments in the Condensed Consolidated Statement of Comprehensive Income.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Level 3 recurring fair value measurements
	Fair value at Jan. 1, 2012	Net realized/unrealized gains (losses)			Purchases	Sales	Issuances	Settlements	Fair value at Mar. 31, 2012	Net unrealized gains (losses) included in earnings still held at Mar. 31, 2012
($ in millions)		included in earnings		included in OCI
Assets
Trading assets (excluding derivatives)
Mortgage-backed residential securities	$33	$2	(a)	$—	$—	$—	$—	$(3)	$32	$4	(a)
Investment securities
Available-for-sale debt securities
Asset-backed	62	—		1	—	—	—	—	63	—
Mortgage loans held-for-sale, net (b)	30	—		—	9	—	—	(9)	30	—
Consumer mortgage finance receivables and loans, net (b)	835	87	(b)	—	—	—	—	(90)	832	35	(b)
Mortgage servicing rights	2,519	1	(c)	—	—	—	11	64	2,595	1	(c)
Other assets
Interests retained in financial asset sales	231	5	(d)	—	—	—	—	(42)	194	—
Derivative contracts, net (e)
Interest rate	71	(24)	(f)	—	—	—	—	(3)	44	(28)	(f)
Foreign currency	16	(11)	(f)	—	—	—	—	—	5	(11)	(f)
Total derivative contracts in a receivable position, net	87	(35)		—	—	—	—	(3)	49	(39)
Total assets	$3,797	$60		$1	$9	$—	$11	$(83)	$3,795	$1
Liabilities
Long-term debt
On-balance sheet securitization debt (b)	$(830)	$(83)	(b)	$—	$—	$—	$—	$85	$(828)	$(39)	(b)
Accrued expenses and other liabilities
Loan repurchase liabilities (b)	(29)	—		—	(9)	—	—	8	(30)	—
Total liabilities	$(859)	$(83)		$—	$(9)	$—	$—	$93	$(858)	$(39)

(a)	The fair value adjustment and the related interest were reported as income from discontinued operations, net of tax, in the Condensed Consolidated Statement of Comprehensive Income.

(b)
Carried at fair value due to fair value option elections. Refer to the next section of this note titled Fair Value Option for Financial Assets and Liabilities for the location of the gains and losses in the Condensed Consolidated Statement of Comprehensive Income.

(c)
Fair value adjustment was reported as servicing-asset valuation and hedge activities, net, and income from discontinued operations, net of tax, in the Condensed Consolidated Statement of Comprehensive Income.

(d)	Reported as other income, net of losses, and income from discontinued operations, net of tax, in the Condensed Consolidated Statement of Comprehensive Income.

(e)	Includes derivatives classified as trading.

(f)	Refer to Note 20 for information related to the location of the gains and losses on derivative instruments in the Condensed Consolidated Statement of Comprehensive Income.
Nonrecurring Fair Value
We may be required to measure certain assets and liabilities at fair value from time to time. These periodic fair value measures typically result from the application of lower-of-cost or fair value accounting or certain impairment measures. These items would constitute nonrecurring fair value measures.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following tables display the assets and liabilities measured at fair value on a nonrecurring basis.

	Nonrecurring fair value measurements				Lower-of-cost or fair value or valuation reserve allowance	Total loss included in earnings for the three months ended
March 31, 2013 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Loans held-for-sale	$—	$—	$18	$18	$—	n/m	(a)
Commercial finance receivables and loans, net (b)
Automotive	—	—	121	121	(21)	n/m	(a)
Other	—	—	46	46	(7)	n/m	(a)
Total commercial finance receivables and loans, net	—	—	167	167	(28)	n/m	(a)
Other assets
Repossessed and foreclosed assets (c)	—	—	6	6	(4)	n/m	(a)
Total assets	$—	$—	$191	$191	$(32)	n/m
n/m = not meaningful

(a)
We consider the applicable valuation or loan loss allowance to be the most relevant indicator of the impact on earnings caused by the fair value measurement. Accordingly, the table above excludes total gains and losses included in earnings for these items. The carrying values are inclusive of the respective valuation or loan loss allowance.

(b)	Represents the portion of the portfolio specifically impaired during 2013. The related valuation allowance represents the cumulative adjustment to fair value of those specific receivables.

(c)	The allowance provided for repossessed and foreclosed assets represents any cumulative valuation adjustment recognized to adjust the assets to fair value.

	Nonrecurring fair value measurements				Lower-of-cost or fair value or valuation reserve allowance	Total loss included in earnings for the three months ended
March 31, 2012 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans held-for-sale (a)	$—	$—	$580	$580	$(57)	n/m	(b)
Commercial finance receivables and loans, net (c)
Automotive	—	—	122	122	(25)	n/m	(b)
Mortgage	—	1	15	16	(11)	n/m	(b)
Other	—	—	20	20	(10)	n/m	(b)
Total commercial finance receivables and loans, net	—	1	157	158	(46)	n/m	(b)
Other assets
Repossessed and foreclosed assets (d)	—	62	21	83	(13)	n/m	(b)
Total assets	$—	$63	$758	$821	$(116)	n/m
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

March 31, 2013 ($ in millions)	Level 3 nonrecurring measurements	Valuation technique	Unobservable input	Range
Assets
Commercial finance receivables and loans, net
Automotive	$121	Fair value of collateral	Adjusted appraisal value	65.0-95.0%
Fair Value Option for Financial Assets
A description of the financial assets elected to be measured at fair value is as follows. Our intent in electing fair value for all these items was to mitigate a divergence between accounting losses and economic exposure for certain assets and liabilities.

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

	Changes included in the
	Condensed Consolidated Statement of Comprehensive Income
Three months ended March 31, ($ in millions)	Interest on loans held-for-sale (a)	Gain on mortgage loans, net	Total included in earnings
2013
Assets
Mortgage loans held-for-sale, net	$16	$(41)	$(25)	(b)
2012
Assets
Mortgage loans held-for-sale, net	$26	$(59)	$(33)	(b)

(a)	Interest income is measured by multiplying the unpaid principal balance on the loans by the coupon rate and the number of days of interest due.

(b)	The credit impact for loans held-for-sale is assumed to be zero because the loans are either suitable for sale or are covered by a government guarantee.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table provides the aggregate fair value and the aggregate unpaid principal balance for the fair value option-elected loans and long-term debt instruments.

	March 31, 2013		December 31, 2012
($ in millions)	Unpaid principal balance	Fair value (a)	Unpaid principal balance	Fair value (a)
Assets
Mortgage loans held-for-sale, net
Total loans	$731	$701	$2,416	$2,490
Nonaccrual loans	50	26	47	25
Loans 90+ days past due (b)	41	21	36	19

(a)	Excludes accrued interest receivable.

(b)	Loans 90+ days past due are also presented within the nonaccrual loan balance and the total loan balance; however, excludes government-insured loans that are still accruing interest.
Fair Value of Financial Instruments
The following table presents the carrying and estimated fair value of financial instruments, except for those recorded at fair value on a recurring basis presented in the previous section of this note titled Recurring Fair Value. When possible, we use quoted market prices to determine fair value. Where quoted market prices are not available, the fair value is internally derived based on appropriate valuation methodologies with respect to the amount and timing of future cash flows and estimated discount rates. However, considerable judgment is required in interpreting market data to develop estimates of fair value, so the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions or estimation methodologies could be material to the estimated fair values. Fair value information presented herein was based on information available at March 31, 2013 and December 31, 2012.

		Estimated fair value
($ in millions)	Carrying value	Level 1	Level 2	Level 3	Total
March 31, 2013
Financial assets
Loans held-for-sale, net (a)	$718	$—	$701	$18	$719
Finance receivables and loans, net (a)	97,926	—	—	99,039	99,039
Nonmarketable equity investments	283	—	252	35	287
Financial liabilities
Deposit liabilities	$50,326	$—	$—	$51,146	$51,146
Short-term borrowings	7,618	5	—	7,613	7,618
Long-term debt (a)(b)	67,951	—	35,847	35,936	71,783
December 31, 2012
Financial assets
Loans held-for-sale, net (a)	$2,576	$—	$2,490	$86	$2,576
Finance receivables and loans, net (a)	97,885	—	—	98,907	98,907
Nonmarketable equity investments	303	—	272	34	306
Financial liabilities
Deposit liabilities	$47,915	$—	$—	$48,752	$48,752
Short-term borrowings	7,461	6	—	7,454	7,460
Long-term debt (a)(b)	74,882	—	36,018	42,533	78,551

(a)
Includes financial instruments carried at fair value due to fair value option elections. Refer to the previous section of this note titled Fair Value Option for Financial Assets and Liabilities for further information about the fair value elections.

(b)	The carrying value includes deferred interest for zero-coupon bonds of $330 million and $321 million at March 31, 2013, and December 31, 2012, respectively.
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

•
Debt — Level 2 debt was valued using quoted market prices, when available, or other means for substantiation with observable inputs. Debt valued using internally derived inputs, such as prepayment speeds and discount rates, was classified as Level 3.

23.    Offsetting Assets and Liabilities
Our qualifying master netting agreements are written, legally enforceable bilateral agreements that (1) create a single legal obligation for all individual transactions covered by the agreement to the non-defaulting entity upon an event of default of the counterparty, including bankruptcy, insolvency, or similar proceeding, and (2) provide the non-defaulting entity the right to accelerate, terminate, and close-out on a net basis all transactions under the agreement and to liquidate or set off collateral promptly upon an event of default of the counterparty. As it relates to derivative instruments, in certain instances we have the option to report derivatives that are subject to a qualifying master netting agreement on a net basis, we have elected to report these instruments as gross assets and liabilities on the Condensed Consolidated Balance Sheet.
To further mitigate the risk of counterparty default related to derivative instruments, we maintain collateral agreements with certain counterparties. The agreements require both parties to maintain collateral in the event the fair values of the derivative financial instruments meet established thresholds. In the event that either party defaults on the obligation, the secured party may seize the collateral. Generally, our collateral arrangements are bilateral such that we and the counterparty post collateral for the value of our total obligation to each other. Contractual terms provide for standard and customary exchange of collateral based on changes in the market value of the outstanding derivatives. The securing party posts additional collateral when their obligation rises or removes collateral when it falls, such that the net replacement cost of the non-defaulting party is covered in the event of counterparty default.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The composition of offsetting derivative instruments, financial assets, and financial liabilities was as follows.

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
March 31, 2013 ($ in millions)	Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets/(Liabilities) Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Collateral (a)	Net Amount
Assets
Derivative assets in net asset positions	$545	$—	$545	$(34)	$(469)	$42
Derivative assets in net liability positions	37	—	37	(37)	—	—
Derivative assets with no offsetting arrangements	86	—	86	—	—	86
Total assets	$668	$—	$668	$(71)	$(469)	$128
Liabilities
Derivative liabilities in net liability positions	$(362)	$—	$(362)	$37	$304	$(21)
Derivative liabilities in net asset positions	(34)	—	(34)	34	—	—
Derivative liabilities with no offsetting arrangements	(10)	—	(10)	—	—	(10)
Total liabilities	$(406)	$—	$(406)	$71	$304	$(31)

(a)	Financial collateral received/pledged shown as a balance based on the sum of all net asset and liability positions between Ally and each individual derivative counterparty.

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
December 31, 2012 ($ in millions)	Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets/(Liabilities) Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Collateral (a)	Net Amount
Assets
Derivative assets in net asset positions	$1,395	$—	$1,395	$(503)	$(841)	$51
Derivative assets in net liability positions	788	—	788	(788)	—	—
Derivative assets with no offsetting arrangements	115	—	115	—	—	115
Total assets	$2,298	$—	$2,298	$(1,291)	$(841)	$166
Liabilities
Derivative liabilities in net liability positions	$(1,929)	$—	$(1,929)	$788	$1,092	$(49)
Derivative liabilities in net asset positions	(503)	—	(503)	503	—	—
Derivative liabilities with no offsetting arrangements	(36)	—	(36)	—	—	(36)
Total liabilities	$(2,468)	$—	$(2,468)	$1,291	$1,092	$(85)

(a)	Financial collateral received/pledged shown as a balance based on the sum of all net asset and liability positions between Ally and each individual derivative counterparty.

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
Automotive Finance operations — Provides automotive financing services to consumers and automotive dealers. For consumers, we offer retail automotive financing and leasing for new and used vehicles, and through our commercial automotive financing operations, we fund dealer purchases of new and used vehicles through wholesale or floorplan financing.
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
Mortgage operations — Our ongoing Mortgage operations include the management of our held-for-investment mortgage portfolio. Our Mortgage operations also consist of noncore businesses that are winding down.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Financial information for our reportable operating segments is summarized as follows.

Three months ended March 31, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage operations	Corporate and Other (a)	Consolidated (b)
2013
Net financing revenue (loss)	$773	$12	$34	$(179)	$640
Other revenue (loss)	82	308	(19)	15	386
Total net revenue (loss)	855	320	15	(164)	1,026
Provision for loan losses	112	—	20	(1)	131
Total noninterest expense	400	259	199	100	958
Income (loss) from continuing operations before income tax expense	$343	$61	$(204)	$(263)	$(63)
Total assets	$118,882	$8,331	$11,284	$27,702	$166,199
2012
Net financing revenue (loss)	$630	$12	$37	$(328)	$351
Other revenue	77	338	137	53	605
Total net revenue (loss)	707	350	174	(275)	956
Provision for loan losses	78	—	27	(7)	98
Total noninterest expense	388	250	84	133	855
Income (loss) from continuing operations before income tax expense	$241	$100	$63	$(401)	$3
Total assets	$119,081	$8,394	$30,079	$28,796	$186,350

(a)	Total assets for the Commercial Finance Group were $1.4 billion and $1.2 billion at March 31, 2013 and 2012, respectively.

(b)	Net financing revenue after the provision for loan losses totaled $0.5 billion and $0.3 billion for the three months ended 2013 and 2012, respectively.
Information concerning principal geographic areas were as follows.

Three months ended March 31, ($ in millions)	Revenue (a)	Income (loss) from continuing operations before income tax expense (b)	Net income (loss) (b)(c)
2013
Canada	$49	$14	$1,230
Europe (d)	(10)	(18)	60
Latin America	—	(4)	80
Asia-Pacific	1	(2)	25
Total foreign	40	(10)	1,395
Total domestic (e)	986	(53)	(302)
Total	$1,026	$(63)	$1,093
2012
Canada	$59	$14	$83
Europe (d)	(10)	(10)	26
Latin America	1	(3)	46
Asia-Pacific	1	—	27
Total foreign	51	1	182
Total domestic (e)	905	2	128
Total	$956	$3	$310

(a)	Revenue consists of net financing revenue and total other revenue as presented in our Condensed Consolidated Financial Statements.

(b)	The domestic amounts include original discount amortization of $60 million and $111 million or the three months ended March 31, 2013 and 2012, respectively.

(c)	Gain (loss) realized on sale of discontinued operations are allocated to the geographic area in which the business operated.

(d)	Amounts include eliminations between our foreign operations.

(e)	Amounts include eliminations between our domestic and foreign operations.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

25.    Parent and Guarantor Consolidating Financial Statements
Certain of our senior notes are guaranteed by 100% directly owned subsidiaries of Ally (the Guarantors). As of March 31, 2013, the Guarantors included, Ally US LLC, IB Finance Holding Company, LLC (IB Finance), and GMAC Continental Corporation (GMAC Continental). In connection with the purchase and sale agreement with General Motors Financial (GMF) described in Note 2, all of the common stock of GMAC Continental was sold to GMF effective April 1, 2013 and pursuant to the terms of the applicable senior notes, the proceeds from the sale were reinvested in IB Finance. As a result, GMAC Continental ceased to be a subsidiary of Ally and is no longer a Guarantor. As of April 1, 2013, the Guarantors include Ally US LLC and IB Finance, each of which fully and unconditionally guarantee the senior notes on a joint and several basis.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Condensed Consolidating Statements of Comprehensive Income

Three months ended March 31, 2013 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$159	$—	$976	$—	$1,135
Interest and fees on finance receivables and loans — intercompany	24	—	5	(29)	—
Interest on loans held-for-sale	—	—	16	—	16
Interest and dividends on available-for-sale investment securities	—	—	68	—	68
Interest-bearing cash	1	—	2	—	3
Interest-bearing cash — intercompany	—	—	2	(2)	—
Operating leases	96	—	638	—	734
Total financing revenue and other interest income	280	—	1,707	(31)	1,956
Interest expense
Interest on deposits	9	—	155	—	164
Interest on short-term borrowings	12	—	4	—	16
Interest on long-term debt	560	—	146	(5)	701
Interest on intercompany debt	(1)	—	26	(25)	—
Total interest expense	580	—	331	(30)	881
Depreciation expense on operating lease assets	62	—	373	—	435
Net financing (loss) revenue	(362)	—	1,003	(1)	640
Dividends from subsidiaries
Nonbank subsidiaries	3,299	3,254	—	(6,553)	—
Other revenue
Servicing fees	44	—	38	—	82
Servicing asset valuation and hedge activities, net	—	—	(201)	—	(201)
Total servicing income, net	44	—	(163)	—	(119)
Insurance premiums and service revenue earned	—	—	259	—	259
Gain on mortgage and automotive loans, net	—	—	38	—	38
Other gain on investments, net	—	—	51	—	51
Other income, net of losses	51	—	425	(319)	157
Total other revenue	95	—	610	(319)	386
Total net revenue	3,032	3,254	1,613	(6,873)	1,026
Provision for loan losses	124	—	7	—	131
Noninterest expense
Compensation and benefits expense	192	—	223	(130)	285
Insurance losses and loss adjustment expenses	—	—	115	—	115
Other operating expenses	58	—	688	(188)	558
Total noninterest expense	250	—	1,026	(318)	958
Income (loss) from continuing operations before income tax (benefit) expense and undistributed income of subsidiaries	2,658	3,254	580	(6,555)	(63)
Income tax (benefit) expense from continuing operations	(329)	—	206	—	(123)
Net income from continuing operations	2,987	3,254	374	(6,555)	60
(Loss) income from discontinued operations, net of tax	(265)	13	1,284	1	1,033
Undistributed income (loss) of subsidiaries
Bank subsidiary	226	226	—	(452)	—
Nonbank subsidiaries	(1,855)	(2,052)	—	3,907	—
Net income	1,093	1,441	1,658	(3,099)	1,093
Other comprehensive loss, net of tax	(317)	(578)	(601)	1,179	(317)
Comprehensive income	$776	$863	$1,057	$(1,920)	$776

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Three months ended March 31, 2012 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$253	$—	$844	$(4)	$1,093
Interest and fees on finance receivables and loans — intercompany	38	1	8	(47)	—
Interest on loans held-for-sale	5	—	26	—	31
Interest on trading assets	—	—	9	—	9
Interest and dividends on available-for-sale investment securities	—	—	74	—	74
Interest-bearing cash	1	—	1	—	2
Operating leases	52	—	455	—	507
Total financing revenue and other interest income	349	1	1,417	(51)	1,716
Interest expense
Interest on deposits	17	—	146	—	163
Interest on short-term borrowings	20	—	1	(4)	17
Interest on long-term debt	723	—	161	(4)	880
Interest on intercompany debt	(5)	1	45	(41)	—
Total interest expense	755	1	353	(49)	1,060
Depreciation expense on operating lease assets	13	—	292	—	305
Net financing (loss) revenue	(419)	—	772	(2)	351
Dividends from subsidiaries
Nonbank subsidiaries	141	—	—	(141)	—
Other revenue
Servicing fees	52	—	70	—	122
Servicing asset valuation and hedge activities, net	—	—	(106)	—	(106)
Total servicing income, net	52	—	(36)	—	16
Insurance premiums and service revenue earned	—	—	270	—	270
(Loss) gain on mortgage and automotive loans, net	(1)	—	21	—	20
Other gain on investments, net	—	—	89	—	89
Other income, net of losses	35	144	345	(314)	210
Total other revenue	86	144	689	(314)	605
Total net (loss) revenue	(192)	144	1,461	(457)	956
Provision for loan losses	78	—	20	—	98
Noninterest expense
Compensation and benefits expense	213	144	90	(144)	303
Insurance losses and loss adjustment expenses	—	—	98	—	98
Other operating expenses	86	—	538	(170)	454
Total noninterest expense	299	144	726	(314)	855
(Loss) income from continuing operations before income tax (benefit) expense and undistributed income of subsidiaries	(569)	—	715	(143)	3
Income tax (benefit) expense from continuing operations	(268)	—	269	—	1
Net (loss) income from continuing operations	(301)	—	446	(143)	2
Income from discontinued operations, net of tax	10	3	298	(3)	308
Undistributed income of subsidiaries
Bank subsidiary	223	223	—	(446)	—
Nonbank subsidiaries	378	85	—	(463)	—
Net income	310	311	744	(1,055)	310
Other comprehensive income, net of tax	187	126	388	(514)	187
Comprehensive income	$497	$437	$1,132	$(1,569)	$497

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Condensed Consolidating Balance Sheet

March 31, 2013 ($ in millions)	Parent (a)	Guarantors	Nonguarantors (a)	Consolidating adjustments	Ally consolidated
Assets
Cash and cash equivalents
Noninterest-bearing	$554	$—	$489	$—	$1,043
Noninterest-bearing — intercompany	84	—	—	(84)	—
Interest-bearing	2,700	—	3,694	—	6,394
Interest-bearing — intercompany	—	—	654	(654)	—
Total cash and cash equivalents	3,338	—	4,837	(738)	7,437
Investment securities	—	—	15,752	—	15,752
Loans held-for-sale, net	—	—	718	—	718
Finance receivables and loans, net
Finance receivables and loans, net	16,495	—	82,628	—	99,123
Intercompany loans to
Bank subsidiary	2,200	—	—	(2,200)	—
Nonbank subsidiaries	3,285	—	109	(3,394)	—
Allowance for loan losses	(253)	—	(944)	—	(1,197)
Total finance receivables and loans, net	21,727	—	81,793	(5,594)	97,926
Investment in operating leases, net	2,306	—	12,522	—	14,828
Intercompany receivables from
Bank subsidiary	968	2	—	(970)	—
Nonbank subsidiaries	202	—	550	(752)	—
Investment in subsidiaries
Bank subsidiary	14,513	14,513	—	(29,026)	—
Nonbank subsidiaries	14,589	917	—	(15,506)	—
Mortgage servicing rights	—	—	917	—	917
Premiums receivable and other insurance assets	—	—	1,617	(9)	1,608
Other assets	2,567	—	5,762	(379)	7,950
Assets of operations held-for-sale	900	453	17,725	(15)	19,063
Total assets	$61,110	$15,885	$142,193	$(52,989)	$166,199
Liabilities
Deposit liabilities
Noninterest-bearing	$—	$—	$844	$—	$844
Noninterest-bearing — intercompany	—	—	84	(84)	—
Interest-bearing	835	—	48,647	—	49,482
Total deposit liabilities	835	—	49,575	(84)	50,326
Short-term borrowings	3,229	—	4,389	—	7,618
Long-term debt	31,941	—	35,680	—	67,621
Intercompany debt to
Nonbank subsidiaries	691	—	5,557	(6,248)	—
Intercompany payables to
Bank subsidiary	934	2	—	(936)	—
Nonbank subsidiaries	466	—	329	(795)	—
Interest payable	732	—	240	—	972
Unearned insurance premiums and service revenue	—	—	2,286	—	2,286
Accrued expenses and other liabilities	1,775	111	2,163	(380)	3,669
Liabilities of operations held-for-sale	33	425	12,775	—	13,233
Total liabilities	40,636	538	112,994	(8,443)	145,725
Total equity	20,474	15,347	29,199	(44,546)	20,474
Total liabilities and equity	$61,110	$15,885	$142,193	$(52,989)	$166,199

(a)	Amounts presented are based upon the legal transfer of the underlying assets to VIEs in order to reflect legal ownership.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

December 31, 2012 ($ in millions)	Parent (a)	Guarantors	Nonguarantors (a)	Consolidating adjustments	Ally consolidated
Assets
Cash and cash equivalents
Noninterest-bearing	$729	$—	$344	$—	$1,073
Noninterest-bearing — intercompany	39	—	—	(39)	—
Interest-bearing	3,204	—	3,236	—	6,440
Interest-bearing — intercompany	—	—	452	(452)	—
Total cash and cash equivalents	3,972	—	4,032	(491)	7,513
Investment securities	—	—	14,178	—	14,178
Loans held-for-sale, net	—	—	2,576	—	2,576
Finance receivables and loans, net
Finance receivables and loans, net	12,486	—	86,569	—	99,055
Intercompany loans to
Bank subsidiary	1,600	—	—	(1,600)	—
Nonbank subsidiaries	3,514	—	672	(4,186)	—
Allowance for loan losses	(170)	—	(1,000)	—	(1,170)
Total finance receivables and loans, net	17,430	—	86,241	(5,786)	97,885
Investment in operating leases, net	2,003	—	11,547	—	13,550
Intercompany receivables from
Bank subsidiary	677	—	—	(677)	—
Nonbank subsidiaries	315	334	378	(1,027)	—
Investment in subsidiaries
Bank subsidiary	14,288	14,288	—	(28,576)	—
Nonbank subsidiaries	19,180	3,723	—	(22,903)	—
Mortgage servicing rights	—	—	952	—	952
Premiums receivable and other insurance assets	—	—	1,609	—	1,609
Other assets	2,514	—	9,968	(574)	11,908
Assets of operations held-for-sale	855	762	30,582	(23)	32,176
Total assets	$61,234	$19,107	$162,063	$(60,057)	$182,347
Liabilities
Deposit liabilities
Noninterest-bearing	$—	$—	$1,977	$—	$1,977
Noninterest-bearing — intercompany	—	—	39	(39)	—
Interest-bearing	983	—	44,955	—	45,938
Total deposit liabilities	983	—	46,971	(39)	47,915
Short-term borrowings	3,094	—	4,367	—	7,461
Long-term debt	32,342	—	42,219	—	74,561
Intercompany debt to
Nonbank subsidiaries	530	—	5,708	(6,238)	—
Intercompany payables to
Bank subsidiary	752	—	—	(752)	—
Nonbank subsidiaries	674	—	278	(952)	—
Interest payable	748	—	184	—	932
Unearned insurance premiums and service revenue	—	—	2,296	—	2,296
Accrued expenses and other liabilities	2,187	451	4,517	(570)	6,585
Liabilities of operations held-for-sale	26	725	21,948	—	22,699
Total liabilities	41,336	1,176	128,488	(8,551)	162,449
Total equity	19,898	17,931	33,575	(51,506)	19,898
Total liabilities and equity	$61,234	$19,107	$162,063	$(60,057)	$182,347

(a)	Amounts presented are based upon the legal transfer of the underlying assets to VIEs in order to reflect legal ownership.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Condensed Consolidating Statement of Cash Flows

Three months ended March 31, 2013 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Operating activities
Net cash provided by operating activities	$5,272	$3,109	$426	$(6,553)	$2,254
Investing activities
Purchases of available-for-sale securities	—	—	(4,626)	—	(4,626)
Proceeds from sales of available-for-sale securities	—	—	1,543	—	1,543
Proceeds from maturities and repayments of available-for-sale securities	—	—	1,604	—	1,604
Net (increase) decrease in finance receivables and loans	(5,260)	80	5,138	—	(42)
Net (increase) decrease in loans — intercompany	(369)	251	312	(194)	—
Net increase in operating lease assets	(354)	—	(1,357)	—	(1,711)
Capital contributions to subsidiaries	(126)	—	—	126	—
Returns of contributed capital	158	149	—	(307)	—
Proceeds from sale of business units, net	409	—	2,420	—	2,829
Net change in restricted cash	—	(26)	1,093	—	1,067
Other, net	11	—	30	—	41
Net cash (used in) provided by investing activities	(5,531)	454	6,157	(375)	705
Financing activities
Net change in short-term borrowings — third party	135	35	348	—	518
Net (decrease) increase in deposits	(148)	—	2,553	(45)	2,360
Proceeds from issuance of long-term debt — third party	24	—	4,229	—	4,253
Repayments of long-term debt — third party	(347)	(70)	(11,028)	—	(11,445)
Net change in debt — intercompany	161	(271)	118	(8)	—
Dividends paid — third party	(200)	—	—	—	(200)
Dividends paid and returns of contributed capital — intercompany	—	(3,254)	(3,606)	6,860	—
Capital contributions from parent	—	—	126	(126)	—
Net cash used in financing activities	(375)	(3,560)	(7,260)	6,681	(4,514)
Effect of exchange-rate changes on cash and cash equivalents	—	—	67	—	67
Net (decrease) increase in cash and cash equivalents	(634)	3	(610)	(247)	(1,488)
Adjustment for change in cash and cash equivalents of operations held-for-sale	—	(3)	1,415	—	1,412
Cash and cash equivalents at beginning of year	3,972	—	4,032	(491)	7,513
Cash and cash equivalents at March 31	$3,338	$—	$4,837	$(738)	$7,437

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Three months ended March 31, 2012 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Operating activities
Net cash (used in) provided by operating activities	$(412)	$12	$2,688	$(146)	$2,142
Investing activities
Purchases of available-for-sale securities	—	—	(3,172)	—	(3,172)
Proceeds from sales of available-for-sale securities	—	—	2,940	—	2,940
Proceeds from maturities and repayments of available-for-sale securities	—	—	1,222	—	1,222
Net (increase) decrease in finance receivables and loans	(3,691)	26	(744)	—	(4,409)
Net decrease (increase) in loans — intercompany	1,649	(9)	32	(1,672)	—
Net decrease (increase) in operating lease assets	216	—	(1,219)	—	(1,003)
Capital contributions to subsidiaries	(44)	—	—	44	—
Returns of contributed capital	366	—	—	(366)	—
Proceeds from sale of business units, net	29	—	—	—	29
Net change in restricted cash	—	—	280	—	280
Other, net	(48)	—	91	—	43
Net cash (used in) provided by investing activities	(1,523)	17	(570)	(1,994)	(4,070)
Financing activities
Net change in short-term borrowings — third party	231	3	(780)	—	(546)
Net increase in deposits	92	—	1,997	—	2,089
Proceeds from issuance of long-term debt — third party	859	5	9,885	—	10,749
Repayments of long-term debt — third party	(574)	—	(9,450)	—	(10,024)
Net change in debt — intercompany	390	(8)	(1,640)	1,258	—
Dividends paid — third party	(200)	—	—	—	(200)
Dividends paid and returns of contributed capital — intercompany	—	(11)	(501)	512	—
Capital contributions from parent	—	—	44	(44)	—
Net cash provided by (used in) by financing activities	798	(11)	(445)	1,726	2,068
Effect of exchange-rate changes on cash and cash equivalents	(136)	—	(5)	—	(141)
Net (decrease) increase in cash and cash equivalents	(1,273)	18	1,668	(414)	(1)
Adjustment for change in cash and cash equivalents of operations held-for-sale	—	—	45	—	45
Cash and cash equivalents at beginning of year	6,261	14	7,276	(516)	13,035
Cash and cash equivalents at March 31	$4,988	$32	$8,989	$(930)	$13,079
26.    Contingencies and Other Risks
In the normal course of business, we enter into transactions that expose us to varying degrees of risk. For additional information on contingencies and other risks arising from such transactions, refer to Note 29 to the Consolidated Financial Statements in our 2012 Annual Report on Form 10-K.
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
Mortgage Settlements and Consent Order
On February 9, 2012, we announced that we had reached an agreement with respect to investigations into procedures followed by mortgage servicing companies and banks in connection with mortgage origination and servicing activities and foreclosure home sales and evictions (the Mortgage Settlement). Further, as a result of an examination conducted by the FRB and FDIC, on April 13, 2011, we entered into a consent order (the Consent Order) with the FRB and the FDIC, that required, among other things, GMAC Mortgage, LLC (GMAC Mortgage) to retain independent consultants to conduct a risk assessment related to mortgage servicing activities and, separately, to conduct a review of certain past residential mortgage foreclosure actions (the Foreclosure Review). The Debtors are primarily liable for all remaining obligations under both the Mortgage Settlement and Consent Order. AFI is secondarily liable for the specific performance of required actions, and is jointly and severally liable for certain financial obligations. On September 19, 2012, the official committee of unsecured creditors appointed in the Debtors' bankruptcy cases (the Creditors' Committee) filed an objection to the Debtors' motions to compensate the independent consultants for their Foreclosure Review services. In its objection, the Creditors' Committee alleged, among other things, that AFI should be responsible for the costs of the Foreclosure Review. On October 11, 2012, the Bankruptcy Court entered an interim order allowing the Debtors to continue paying the independent consultants on an interim 90 day basis, while reserving all parties' rights with respect to the allocation of costs between the Debtors and AFI for the Foreclosure Review. The Bankruptcy Court has subsequently issued interim orders authorizing the Debtors to continue paying the independent consultants until May 14, 2013.
On February 27, 2013, the Debtors filed a motion with the Bankruptcy Court seeking, for purposes of any proposed Chapter 11 plan, that GMAC Mortgage's obligation to conduct and pay for independent file review regarding certain residential foreclosure actions and foreclosure sales prosecuted by GMAC Mortgage and its subsidiaries, as required under the Consent Order, be classified as a general unsecured claim in an amount to be determined, and that the automatic stay under the Bankruptcy Code be applied to prevent the FRB, the FDIC, and other governmental entities from taking any action to enforce the obligation against the Debtors (the Foreclosure Review Motion). The Bankruptcy Court is expected to issue a written opinion on the relief sought in the Foreclosure Review Motion in the near future. If the Bankruptcy Court approves the Foreclosure Review Motion, such governmental entities are likely to seek to enforce the obligation against AFI, and any such obligations ultimately borne by AFI could be material.
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
Mortgage-backed Securities Litigation
Ally Financial Inc. and certain of its subsidiaries are named as defendants in various cases relating to ResCap mortgage-backed securities (MBS) and certain other mortgage-related matters, which are described in Note 29 to the Consolidated Financial Statements in our 2012 Annual Report on Form 10-K (collectively, the Mortgage Cases). We had previously disclosed that several of the Mortgage Cases were subject to orders entered by the Bankruptcy Court staying the matters through April 30, 2013 in connection with the Debtors bankruptcy. On May 1, 2013, all stay orders applicable to the Ally non-Debtor defendants with respect to the Mortgage Cases expired. As a result, all of the Mortgage Cases are proceeding against us.
The following supplements the case descriptions provided in Note 29 to the Consolidated Financial Statements in our 2012 Annual Report on Form 10-K.
FDIC Litigation
The Federal Deposit Insurance Corporation filed four complaints against Ally Securities LLC (Ally Securities) between May 2012 and August 2012 alleging violations of federal and state securities laws, in each alleging that Ally Securities made misleading statements in a registration statement. Plaintiff seeks rescission and money damages in all cases including pre- and post-judgment interest, attorney's fees and costs of court. Ally Securities has motions to dismiss pending in two of the four cases. Of the remaining two cases, one case has been remanded to state court in Texas, and the FDIC is challenging the federal court's jurisdiction in the second case.
FHLB Litigation
The claims against Ally Financial Inc. and GMAC Mortgage Group were dismissed in an order dated March 14, 2013. The negligent misrepresentation claim remains against Ally Securities.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

New Jersey Carpenters Litigation
A class was certified upon Plaintiffs' request for reconsideration. The defendants' application for leave to appeal the class certification was denied on March 26, 2013.
Union Central Life Litigation
The defendants filed motion to dismiss on July 27, 2012, which was granted, and the case was dismissed on March 29, 2013. The plaintiffs have until May 28, 2013 to amend their complaint.
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
The representation and warranty reserve was $170 million at March 31, 2013 with respect to our sold and serviced loans. The liability for representation and warranty obligations reflects management's best estimate of probable losses with respect to Ally Bank's mortgage loans sold to Freddie Mac and Fannie Mae. We considered historical and recent demand trends in establishing the reserve. The methodology used to estimate the reserve considers a variety of assumptions including borrower performance (both actual and estimated future defaults), repurchase demand behavior, historical loan defect experience, historical mortgage insurance rescission experience, and historical and estimated future loss experience, which includes projections of future home price changes as well as other qualitative factors including investor behavior. It is difficult to predict and estimate the level and timing of any potential future demands. In cases where we may not be able to reasonably estimate losses, a liability is not recognized. Management monitors the adequacy of the overall reserve and makes adjustments to the level of reserve, as necessary, after consideration of other qualitative factors including ongoing dialogue and experience with counterparties. At the time a loan is sold, an estimate of the fair value of the liability is recorded and classified in accrued expenses and other liabilities on our Condensed Consolidated Balance Sheet and recorded as a component of gain (loss) on mortgage and automotive loans, net, in our Condensed Consolidated Statement of Comprehensive Income. We recognize changes in the liability when additional relevant information becomes available. Changes in the estimate are recorded as other operating expenses in our Condensed Consolidated Statement of Comprehensive Income.
On April 16, 2013, we completed the sales of agency MSRs to Ocwen Financial Corporation and Quicken Loans, Inc. The sale to Ocwen Financial Corporation included the transfer of the representation and warranty liabilities associated with the majority of the MSRs sold at a specified price. The repurchase reserve at March 31, 2013 also reflects losses associated with this contractual obligation. Pursuant to that obligation, we recognized additional provision expense in the period to reflect the terms of the sale of the MSRs asset. Refer to Note 27 to the Condensed Consolidated Financial Statements for further information related to the MSRs sale.
The following table summarizes the changes in our reserve for representation and warranty obligations.

Three months ended March 31, ($ in millions)	2013 (a)	2012 (b)
Balance at January 1,	$105	$825
Provision for mortgage representation and warranty expenses
Loan sales	4	5
Change in estimate — continuing operations	83	19
Total additions	87	24
Resolved claims (c)	(23)	(42)
Recoveries	1	4
Balance at March 31,	$170	$811

(a)
The liabilities are held by Ally Bank and a majority of the previous liability was eliminated as a result of the deconsolidation of ResCap. Refer to Note 1 for more information regarding the Debtors' Bankruptcy and the deconsolidation of ResCap.

(b)	Includes activities of our discontinued operations.

(c)	Includes principal losses and accrued interest on repurchased loans, indemnification payments, and settlements with counterparties.
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
27.    Subsequent Events
Declaration of Quarterly Dividend Payments
On April 11, 2013, the Ally Board of Directors declared quarterly dividend payments on certain outstanding preferred stock. This included a cash dividend of $1.125 per share, or a total of $134 million, on Fixed Rate Cumulative Mandatorily Convertible Preferred Stock, Series F-2; a cash dividend of $17.50 per share, or a total of $45 million, on Fixed Rate Cumulative Perpetual Preferred Stock, Series G; and a cash dividend of $0.53 per share, or a total of $22 million, on Fixed Rate/Floating Rate Perpetual Preferred Stock, Series A. The dividends are payable on May 15, 2013.
Majority of European and Latin American Operations Sale
On April 1, 2013, we completed the sale of the majority of our operations in Europe and Latin America to General Motors Financial Company, Inc. (GM Financial), a wholly-owned subsidiary of General Motors Co. The transaction included European operations in Germany, the United Kingdom, Italy, Sweden, Switzerland, Austria, Belgium, and the Netherlands; and Latin American operations in Mexico, Chile, and Colombia. We received $2.6 billion for the business, which was composed of a $2.4 billion payment at closing and $190 million of dividends paid by the business to us prior to the closing.
Mortgage Servicing Rights Sale
On April 16, 2013, we completed the sales of approximately $115 billion in unpaid principal balance (UPB) of agency MSRs to Ocwen Financial Corp. and Quicken Loans, Inc. In total, we received approximately $850 million in proceeds for the transactions. Final proceeds for the transactions are subject to adjustment based on the actual UPB on the closing dates. Additionally, the sale of our remaining MSRs is under agreement to close in stages over the coming months.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following Management's Discussion and Analysis of Financial Condition and Results of Operation (MD&A), as well as other portions of this Form 10-K, may contain certain statements that constitute forward-looking statements within the meaning of the federal securities laws. The words “expect,” “anticipate,” “estimate,” “forecast,” “initiative,” “objective,” “plan,” “goal,” “project,” “outlook,” “priorities,” “target,” “intend,” “evaluate,” “pursue,” “seek,” “may,” “would,” “could,” “should,” “believe,” “potential,” “continue,” or the negatives of any of these words or similar expressions are intended to identify forward-looking statements. All statements herein, other than statements of historical fact, including without limitation statements about future events and financial performance, are forward-looking statements that involve certain risks and uncertainties. You should not place undue reliance on any forward-looking statement and should consider all uncertainties and risks discussed in this report, including those under Item 1A, Risk Factors, as well as those provided in any subsequent SEC filings. Forward-looking statements apply only as of the date they are made, and Ally undertakes no obligation to update any forward-looking statement to reflect events or circumstances that arise after the date the forward-looking statement is made.
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
The following table presents selected statement of income data.

	Three months ended March 31,
($ in millions)	2013	2012
Total financing revenue and other interest income	$1,956	$1,716
Interest expense	881	1,060
Depreciation expense on operating lease assets	435	305
Net financing revenue	640	351
Total other revenue	386	605
Total net revenue	1,026	956
Provision for loan losses	131	98
Total noninterest expense	958	855
(Loss) income from continuing operations before income tax (benefit) expense	(63)	3
Income tax (benefit) expense from continuing operations	(123)	1
Net income from continuing operations	60	2
Income from discontinued operations, net of tax	1,033	308
Net income	$1,093	$310
Basic and diluted earnings per common share:
Net loss from continuing operations	$(105)	$(149)
Net income	671	82
Non-GAAP financial measures (a):
Net income	$1,093	$310
Add: Original issue discount amortization expense (b)	57	108
Add: Income tax (benefit) expense from continuing operations	(123)	1
Less: Income from discontinued operations, net of tax	1,033	308
Core pretax (loss) income (a)	$(6)	$111

(a)
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

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table presents selected balance sheet and ratio data.

	At and for the three months ended March 31,
($ in millions)	2013	2012
Selected period-end balance sheet data:
Total assets	$166,199	$186,350
Long-term debt	$67,621	$93,990
Preferred stock/interests	$6,940	$6,940
Total equity	$20,474	$19,576
Financial ratios
Efficiency ratio (a)	93.37%	89.44%
Core efficiency ratio (a)	88.46%	80.36%
Return on assets
Net income from continuing operations	0.14%	—%
Net income	2.54%	0.68%
Core pretax (loss) income	(0.01)%	0.24%
Return on equity
Net income from continuing operations	1.20%	0.04%
Net income	21.98%	6.40%
Core pretax (loss) income	(0.12)%	2.29%
Equity to assets	11.57%	10.56%
Net interest spread (b)	1.67%	0.86%
Net interest spread excluding original issue discount (b)	1.89%	1.29%
Net yield on interest-earning assets (c)	1.90%	1.11%
Net yield on interest-earning assets excluding original issue discount (c)	2.07%	1.45%
Regulatory capital ratios
Tier 1 capital (to risk-weighted assets) (d)	14.59%	13.45%
Total risk-based capital (to risk-weighted assets) (e)	15.59%	14.47%
Tier 1 leverage (to adjusted quarterly average assets) (f)	12.01%	11.60%
Total equity	$20,474	$19,576
Goodwill and certain other intangibles	(489)	(494)
Unrealized gains and other adjustments	(1,865)	(317)
Trust preferred securities	2,543	2,542
Tier 1 capital (d)	20,663	21,307
Preferred equity	(6,940)	(6,940)
Trust preferred securities	(2,543)	(2,542)
Tier 1 common capital (non-GAAP) (g)	$11,180	$11,825
Risk-weighted assets (h)	$141,623	$158,468
Tier 1 common (to risk-weighted assets) (g)	7.89%	7.46%

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
Discontinued Operations
During 2013 and 2012, we committed to dispose of certain operations of our Automotive Finance operations, Insurance operations, Mortgage operations, and Commercial Finance Group, and have classified these operations as discontinued. For all periods presented, all of the operating results for these operations have been removed from continuing operations. Refer to Note 2 to the Condensed Consolidated Financial Statements for more details. The MD&A has been adjusted to exclude discontinued operations unless otherwise noted.
Sales transactions for our Automotive Finance operations are expected to close in stages throughout 2013 and possibly 2014. It is anticipated that there could be significant gains or losses occurring during interim periods as the various stages close. We believe that when all of the various stages are closed, we will realize a cumulative net gain on the sale of our Automotive Finance discontinued operations.
Primary Lines of Business
Dealer Financial Services, which includes our Automotive Finance and Insurance operations, and Mortgage are our primary lines of business. The following table summarizes the operating results excluding discontinued operations of each line of business. Operating results for each of the lines of business are more fully described in the MD&A sections that follow.

	Three months ended March 31,
($ in millions)	2013	2012	Favorable/ (unfavorable) % change
Total net revenue (loss)
Dealer Financial Services
Automotive Finance operations	$855	$707	21
Insurance operations	320	350	(9)
Mortgage operations	15	174	(91)
Corporate and Other	(164)	(275)	40
Total	$1,026	$956	7
Income (loss) from continuing operations before income tax (benefit) expense
Dealer Financial Services
Automotive Finance operations	$343	$241	42
Insurance operations	61	100	(39)
Mortgage operations	(204)	63	n/m
Corporate and Other	(263)	(401)	34
Total	$(63)	$3	n/m
n/m = not meaningful

•
Our Dealer Financial Services operations offer a wide range of financial services and products to retail automotive consumers and automotive dealerships. Our Dealer Financial Services consist of two separate reportable segments — Automotive Finance and Insurance operations. Our automotive finance services include providing retail installment sales financing, loans, and leases, offering term loans to dealers, financing dealer floorplans and other lines of credit to dealers, fleet leasing, and vehicle remarketing services.

Our Insurance operations offer both consumer finance and insurance products sold primarily through the automotive dealer channel, and commercial insurance products sold to dealers. As part of our focus on offering dealers a broad range of consumer finance and insurance products, we provide vehicle service contracts, maintenance coverage, and Guaranteed Automobile Protection (GAP) products. We also underwrite selected commercial insurance coverage, which primarily insures dealers' wholesale vehicle inventory.

•
Our ongoing Mortgage operations include the management of our held-for-investment mortgage portfolio. Our Mortgage operations also consist of noncore businesses that are winding down. On October 26, 2012, we announced that we had begun to explore strategic alternatives for our agency mortgage servicing rights (MSRs) portfolio and our business lending operations. On February 28, 2013, we sold our business lending operations to Walter Investment Management Corp. On April 16, 2013, we completed the

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

sales of agency MSRs to Ocwen Financial Corp. and Quicken Loans, Inc. Refer to Note 27 to the Condensed Consolidated Financial Statements for further information. Also on April 17, 2013, we announced a decision to exit the correspondent lending channel and cease production of any new jumbo mortgage loans.

•
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

	Three months ended March 31,
($ in millions)	2013	2012	Favorable/ (unfavorable) % change
Net financing revenue
Total financing revenue and other interest income	$1,956	$1,716	14
Interest expense	881	1,060	17
Depreciation expense on operating lease assets	435	305	(43)
Net financing revenue	640	351	82
Other revenue
Net servicing (loss) income	(119)	16	n/m
Insurance premiums and service revenue earned	259	270	(4)
Gain on mortgage and automotive loans, net	38	20	90
Other gain on investments, net	51	89	(43)
Other income, net of losses	157	210	(25)
Total other revenue	386	605	(36)
Total net revenue	1,026	956	7
Provision for loan losses	131	98	(34)
Noninterest expense
Compensation and benefits expense	285	303	6
Insurance losses and loss adjustment expenses	115	98	(17)
Other operating expenses	558	454	(23)
Total noninterest expense	958	855	(12)
(Loss) income from continuing operations before income tax (benefit) expense	(63)	3	n/m
Income tax (benefit) expense from continuing operations	(123)	1	n/m
Net income from continuing operations	$60	$2	n/m
n/m = not meaningful
We earned net income from continuing operations of $60 million for the three months ended March 31, 2013, compared to $2 million for the three months ended March 31, 2012. Net income from continuing operations for the three months ended March 31, 2013, was favorably impacted by our Automotive Finance operations, primarily due to an increase in consumer automotive financing revenue related to growth in the retail loan and operating lease portfolios. Additional favorability for the three months ended March 31, 2013 was primarily the result of lower original issue discount (OID) amortization expense related to bond maturities and normal monthly amortization, and lower funding costs. The increase was partially offset by higher depreciation expense related to higher lease asset balances as a result of strong lease origination volume, higher representation and warranty expense driven by the terms of our MSRs portfolio sales agreements, and an increase in the provision for loan losses primarily resulting from the prudent expansion of our underwriting strategy to originate consumer automotive assets across a broader credit spectrum, which was significantly narrowed during the most recent economic recession.
Total financing revenue and other interest income increased $240 million for the three months ended March 31, 2013, compared to the same period in 2012. The increase resulted primarily from an increase in operating lease revenue and consumer financing revenue for our Automotive Finance operations driven primarily by an increase in consumer asset levels as a result of increased used vehicle automotive financing and higher automotive industry sales, as well as limited use of whole-loan sales as a funding source in recent periods. Additionally, we continue to maintain our nonprime origination volume across a broad credit spectrum. This increase was partially offset by lower mortgage loan production as a result of the shutdown of our warehouse lending operations and the wind-down of the consumer held-for-sale portfolio.
Interest expense decreased 17% for the three months ended March 31, 2013, compared to the same periods in 2012, primarily due to lower funding costs and a decrease in OID amortization expense. OID amortization expense decreased $51 million for the three months ended March 31, 2013, compared to the same period in 2012, due to bond maturities and normal monthly amortization.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Depreciation expense on operating lease assets increased 43% for the three months ended March 31, 2013, compared to the same period in 2012, primarily due to higher lease asset balances as a result of strong lease origination volume, partially offset by higher lease remarketing gains.
We incurred a net servicing loss of $119 million for the three months ended March 31, 2013, compared to net servicing income of $16 million for the same period in 2012. The decrease was primarily due to the valuation of our MSRs portfolio in conjunction with our agreement to sell the portfolio.
Insurance premiums and service revenue earned decreased 4% for the three months ended March 31, 2013, compared to the same period in 2012, primarily due to declining U.S. vehicle service contracts written in prior years when the automotive market was depressed.
Gain on mortgage and automotive loans increased $18 million for the three months ended March 31, 2013, compared to the same period in 2012. Due to the deconsolidation of ResCap following its bankruptcy filing, we began managing the execution of capital markets transactions, which resulted in us recording gains related to these transactions during the three months ended March 31, 2013.
Other gain on investments, net, was $51 million for the three months ended March 31, 2013, compared to $89 million for the same period in 2012. The decrease was primarily due to lower realized investment gains and the recognition of $8 million of other-than-temporary impairment on certain equity securities.
Other income, net of losses, decreased 25% for the three months ended March 31, 2013, compared to the same period in 2012. The decrease was primarily due to lower fee income and net origination revenue related to decreased consumer mortgage-lending production associated with government-sponsored refinancing programs.
The provision for loan losses was $131 million for the three months ended March 31, 2013, compared to $98 million for the same period in 2012. The increase was primarily due to the prudent expansion of our underwriting strategy to originate consumer automotive assets across a broader credit spectrum, which was significantly narrowed during the most recent economic recession.
Total noninterest expense increased 12% for the three months ended March 31, 2013, compared to the same period in 2012. The increase was primarily due to higher representation and warranty expense driven by the terms of our MSRs portfolio sales agreements and unseasonably high early spring hailstorms losses on our dealer inventory insurance products, partially offset by lower compensation and benefits expense primarily related to a decrease in headcount.
We recognized consolidated income tax benefit from continuing operations of $123 million for the three months ended March 31, 2013, compared to income tax expense of $1 million for the same period in 2012. The increase in income tax benefit was driven by the retroactive reinstatement of the active financing exception by the American Taxpayer Relief Act of 2012, and the release of valuation allowance related to the measurement of foreign tax credit carryforwards anticipated to be utilized in the future.
In calculating the continuing operations provision for income taxes, we apply an estimated annual effective tax rate to year-to-date ordinary income on an interim basis. Refer to Critical Accounting Estimates within MD&A and Note 1 to the Condensed Consolidated Financial Statements for further details.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

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

	Three months ended March 31,
($ in millions)	2013	2012	Favorable/ (unfavorable) % change
Net financing revenue
Consumer	$729	$661	10
Commercial	281	285	(1)
Loans held-for-sale	—	5	(100)
Operating leases	734	507	45
Other interest income	7	15	(53)
Total financing revenue and other interest income	1,751	1,473	19
Interest expense	543	538	(1)
Depreciation expense on operating lease assets	435	305	(43)
Net financing revenue	773	630	23
Other revenue
Servicing fees	19	30	(37)
Other income	63	47	34
Total other revenue	82	77	6
Total net revenue	855	707	21
Provision for loan losses	112	78	(44)
Noninterest expense
Compensation and benefits expense	113	108	(5)
Other operating expenses	287	280	(3)
Total noninterest expense	400	388	(3)
Income from continuing operations before income tax (benefit) expense	$343	$241	42
Total assets	$118,882	$119,081	—
Our Automotive Finance operations earned income before income tax expense of $343 million for the three months ended March 31, 2013, compared to $241 million for the three months ended March 31, 2012. Results for the three months ended March 31, 2013 were favorably impacted by higher consumer and operating lease revenues driven by growth in the retail loan and operating lease portfolios. These items were partially offset by higher provision for loan losses driven by the prudent expansion of our underwriting strategy to originate assets across a broader credit spectrum, which was significantly narrowed during the most recent economic recession.
Consumer financing revenue increased 10% for the three months ended March 31, 2013, compared to the same period in 2012, due to an increase in U.S. consumer asset levels driven by growth in the used vehicle portfolio as well as limited use of whole-loan sales as a funding source in recent periods; however, our GM and Chrysler penetration levels for new retail automotive loans were lower than those in 2012. The increase in consumer revenue from volume was partially offset by lower yields as a result of the competitive market environment for automotive financing.
Operating lease revenue increased 45% for the three months ended March 31, 2013, compared to the same period in 2012, primarily due to higher lease asset balances as a result of strong origination volume.
Depreciation expense on operating lease assets increased 43% for the three months ended March 31, 2013, compared to the same period in 2012, primarily due to higher lease asset balances as a result of strong lease origination volume, partially offset by higher lease remarketing gains.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Servicing fee income decreased 37% for the three months ended March 31, 2013, compared to the same period in 2012, due to lower levels of off-balance sheet retail serviced assets.
Other income increased 34% for the three months ended March 31, 2013, compared to the same period in 2012, primarily due to a one-time fee earned from a vendor that did not occur during the three months ended March 31, 2012.
The provision for loan losses was $112 million for the three months ended March 31, 2013, compared to $78 million for the same period in 2012. The increase was primarily due to the prudent expansion of our underwriting strategy to originate consumer automotive assets across a broader credit spectrum, which was significantly narrowed during the most recent economic recession.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Automotive Financing Volume
Consumer Automotive Financing Volume
The following table summarizes our new and used vehicle consumer financing volume, including lease, and our share of consumer sales in the United States.

	Consumer automotive financing volume		% Share of consumer sales
Three months ended March 31, (units in thousands)	2013	2012	2013	2012
GM new vehicles	151	141	31	31
Chrysler new vehicles	71	77	24	28
Other non-GM / Chrysler new vehicles	19	20
Used vehicles	126	138
Total consumer automotive financing volume	367	376
Consumer automotive financing decreased slightly during the three months ended March 31, 2013, compared to the same period in 2012, primarily due to lower used vehicle origination volume as a result of more competition within the automotive finance market due to the performance of automotive finance assets relative to other asset classes during the 2008 economic downturn. The decrease was partially offset by an increase in GM new vehicle originations resulting from stronger lease volume.
Manufacturer Marketing Incentives
The following table presents the total U.S. consumer origination dollars and percentage mix by product type.

	Consumer automotive financing originations		% Share of originations
Three months ended March 31, ($ in millions)	2013	2012	2013	2012
GM new vehicles
New retail standard	$1,496	$1,597	15	16
New retail subvented	1,291	1,746	13	18
Lease	1,883	1,039	19	11
Total GM new vehicle originations	4,670	4,382
Chrysler new vehicles
New retail standard	1,046	1,078	11	11
New retail subvented	231	506	3	5
Lease	789	561	8	6
Total Chrysler new vehicle originations	2,066	2,145
Other new retail vehicles	508	542	5	5
Other lease	38	20	1	1
Used vehicles	2,450	2,638	25	27
Total consumer automotive financing originations	$9,732	$9,727
During the three months ended March 31, 2013, total new GM vehicle originations increased, compared to the same period in 2012, due to stronger lease volume, partially offset by lower new retail volume. Chrysler new retail contracts decreased primarily as a result of lower retail penetration at Chrysler due to our shift in focus towards non-subvented business. Other lease originations were higher due to the continued strategic focus within the non-GM/non-Chrysler market, and used origination dollars decreased at a lower pace than used vehicle origination volume as a result of strong used vehicle values.
For further discussion of manufacturing marketing incentives, refer to our Annual Report on Form 10-K for the year ended December 31, 2012, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Automotive Finance Operations.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Commercial Wholesale Financing Volume
The following table summarizes the average balances of our commercial wholesale floorplan finance receivables of new and used vehicles and share of dealer inventory in the United States.

	Average balance		% Share of dealer inventory
Three months ended March 31, ($ in millions)	2013	2012	2013	2012
GM new vehicles (a)	$16,291	$14,266	69	72
Chrysler new vehicles (a)	7,211	6,589	54	62
Other non-GM / Chrysler new vehicles	2,541	2,153
Used vehicles	3,052	2,977
Total commercial wholesale finance receivables	$29,095	$25,985

(a)	Share of dealer inventory based on a 4 month average of dealer inventory (excludes in-transit units).
Commercial wholesale financing average volume increased during the three months ended March 31, 2013, compared to the same period in 2012, primarily due to growing dealer inventories required to support increasing automobile sales. GM and Chrysler wholesale penetration decreased during the three months ended March 31, 2013, compared to the same period in 2012, as a result of increased competition in the wholesale marketplace.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Insurance Operations
Results of Operations
The following table summarizes the operating results of our Insurance operations excluding discontinued operations for the periods shown. The amounts presented are before the elimination of balances and transactions with our other reportable segments.

	Three months ended March 31,
($ in millions)	2013	2012	Favorable/ (unfavorable) % change
Insurance premiums and other income
Insurance premiums and service revenue earned	$259	$270	(4)
Investment income	58	73	(21)
Other income	3	7	(57)
Total insurance premiums and other income	320	350	(9)
Expense
Insurance losses and loss adjustment expenses	115	98	(17)
Acquisition and underwriting expense
Compensation and benefits expense	15	17	12
Insurance commissions expense	92	99	7
Other expenses	37	36	(3)
Total acquisition and underwriting expense	144	152	5
Total expense	259	250	(4)
Income from continuing operations before income tax (benefit) expense	$61	$100	(39)
Total assets	$8,331	$8,394	(1)
Insurance premiums and service revenue written	$234	$251	(7)
Combined ratio (a)	99.7%	91.4%

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

Our Insurance operations earned income from continuing operations before income tax expense of $61 million for the three months ended March 31, 2013, compared to $100 million for the three months ended March 31, 2012. The decrease was primarily attributable to unseasonably high early spring hailstorms losses, lower investment income, and lower insurance premiums and service revenue earned from our U.S. vehicle service contracts.
Insurance premiums and service revenue earned was $259 million for the three months ended March 31, 2013, compared to $270 million for the same period in 2012. The decrease was primarily due to declining U.S. vehicle service contracts written in prior years when the automotive market was depressed.
Investment income totaled $58 million for the three months ended March 31, 2013, compared to $73 million for the same period in 2012. The decrease was primarily due to lower realized investment gains and the recognition of other-than-temporary impairment on certain equity securities of $8 million.
Insurance losses and loss adjustment expenses totaled $115 million for the three months ended March 31, 2013, compared to $98 million for the same period in 2012. The increase was driven primarily by unseasonably high early spring hailstorms losses on our dealer inventory insurance products.
Acquisition and underwriting expense decreased 5% for the three months ended March 31, 2013, compared to the same period in 2012. The decrease was primarily a result of lower commission expense for our U.S. dealership-related products matching our decrease in earned premiums.
The combined ratio increased from 91.4% for the three months ended March 31, 2012, to 99.7% for the three months ended March 31, 2013, primarily due to an increase in weather-related losses. Excluding the impact of the unseasonably higher weather-related losses, expenses decreased in line with the decline in earned premium as expected.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table shows premium and service revenue written by insurance product.

	Three months ended March 31,
($ in millions)	2013	2012
Vehicle service contracts
New retail	$98	$94
Used retail	125	134
Reinsurance	(34)	(31)
Total vehicle service contracts	189	197
Wholesale	27	20
Other finance and insurance (a)	18	34
Total	$234	$251

(a)	Other finance and insurance includes Guaranteed Automobile Protection (GAP) coverage, excess wear and tear, wind-down of Canadian personal lines, and other ancillary products.
Insurance premiums and service revenue written was $234 million for the three months ended March 31, 2013, compared to $251 million for the same period in 2012. Insurance premiums and service revenue written decreased due to the sale of the Canadian personal lines business, which stopped writing new business on November 1, 2012, and lower written premiums in our used retail vehicle service contract insurance products driven by lower used vehicle sales volume. Vehicle service contract revenue is earned over the life of the service contract on a basis proportionate to the anticipated cost pattern. Accordingly, the majority of earnings from vehicle service contracts written during 2013 will be recognized as income in future periods.
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
The following table summarizes the composition of our Insurance operations cash and investment portfolio at fair value.

($ in millions)	March 31, 2013	December 31, 2012
Cash
Noninterest-bearing cash	$163	$129
Interest-bearing cash	664	488
Total cash	827	617
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	1,176	1,090
Foreign government	306	303
Mortgage-backed	886	714
Asset-backed	8	8
Corporate debt	1,326	1,264
Total debt securities	3,702	3,379
Equity securities	981	1,148
Total available-for-sale securities	4,683	4,527
Total cash and securities	$5,510	$5,144

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Mortgage Operations
Results of Operations
The following table summarizes the operating results for our Mortgage operations excluding discontinued operations for the periods shown. The amounts presented are before the elimination of balances and transactions with our other reportable segments.

	Three months ended March 31,
($ in millions)	2013	2012	Favorable/ (unfavorable) % change
Net financing revenue
Total financing revenue and other interest income	$122	$166	(27)
Interest expense	88	129	32
Net financing revenue	34	37	(8)
Servicing fees	63	92	(32)
Servicing asset valuation and hedge activities, net	(201)	(106)	(90)
Total servicing income, net	(138)	(14)	n/m
Gain on mortgage loans, net	38	25	52
Other income, net of losses	81	126	(36)
Total other revenue	(19)	137	(114)
Total net revenue	15	174	(91)
Provision for loan losses	20	27	26
Noninterest expense
Compensation and benefits expense	25	19	(32)
Representation and warranty expense	83	—	n/m
Other operating expenses	91	65	(40)
Total noninterest expense	199	84	(137)
(Loss) income from continuing operations before income tax (benefit) expense	$(204)	$63	n/m
Total assets	$11,284	$30,079	(62)
n/m = not meaningful
Our Mortgage operations incurred a loss from continuing operations before income tax expense of $204 million for the three months ended March 31, 2013, compared to income from continuing operations before income tax expense of $63 million for the three months ended March 31, 2012. The decrease was primarily driven by the valuation of our mortgage servicing rights portfolio, the shutdown of our warehouse lending operations, a decrease in consumer mortgage-lending production associated with government-sponsored refinancing programs, and higher representation and warranty expense driven by the terms of our MSRs portfolio sales agreements.
Net financing revenue was $34 million for the three months ended March 31, 2013, compared to $37 million for the same period in 2012. The decrease in net financing revenue was primarily due to lower production as a result of the shutdown of our warehouse lending operations and the wind-down of consumer held-for-sale portfolio.
We incurred a net servicing loss of $138 million for the three months ended March 31, 2013, compared to $14 million for the same period in 2012, primarily resulting from the valuation of our MSRs portfolio in conjunction with our agreement to sell the portfolio.
The net gain on mortgage loans increased 52% for the three months ended March 31, 2013, compared to the same period in 2012. Due to the deconsolidation of ResCap following its bankruptcy filing, we began managing the execution of capital markets transactions, which resulted in us recording gains related to these transactions during the three months ended March 31, 2013.
Other income, net of losses, was $81 million for the three months ended March 31, 2013, compared to $126 million for the same period in 2012. The decrease was primarily due to lower fee income and net origination revenue related to decreased consumer mortgage-lending production associated with government-sponsored refinancing programs.
The provision for loan losses was $20 million for the three months ended March 31, 2013, compared to $27 million for the same period in 2012. The decrease for the three months ended March 31, 2013, was primarily due to lower net charge-offs in 2013 due to the continued runoff of legacy mortgage assets and improvements in home prices.
Total noninterest expense increased $115 million for the three months ended March 31, 2013, compared to the same period in 2012. The increase was primarily due to higher representation and warranty expense driven by the terms of our MSRs portfolio sales agreements, and increased expenses required to establish separate mortgage-related processes as a result of the ResCap separation.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Mortgage Loan Production and Servicing
Mortgage loan production was $6.1 billion for the three months ended March 31, 2013, compared to $8.5 billion for the same period in 2012. Loan production decreased $2.4 billion, or 28%, for the three months ended March 31, 2013, compared to the same period in 2012. The decline in loan production was largely driven by our reduced presence in the correspondent lending and direct lending channels. On April 17, 2013, we announced a decision to exit the correspondent lending channel and cease production of any new jumbo mortgage loans.
The following table summarizes U.S. consumer mortgage loan production.

	2013		2012
Three months ended March 31, ($ in millions)	Number of loans	Dollar amount of loans	Number of loans	Dollar amount of loans
Production by product type
Prime conforming	27,872	$5,565	30,750	$6,587
Prime nonconforming	634	508	578	464
Government	220	43	6,795	1,484
Total U.S. production by product type	28,726	$6,116	38,123	$8,535
U.S. production by channel
Direct lending	13,344	$2,424	17,228	$3,586
Correspondent lender and secondary market purchases	12,780	2,948	17,286	3,996
Mortgage brokers	2,602	744	3,609	953
Total U.S. production by channel	28,726	$6,116	38,123	$8,535
The majority of our serviced mortgage assets are subserviced by GMAC Mortgage, LLC, a subsidiary of ResCap, pursuant to a servicing agreement. During April 2013, we completed the sale of our portfolio of agency mortgage servicing rights to Ocwen Financial Corporation and Quicken Loans Inc. The sale was completed in two stages - loans guaranteed by Fannie Mae were sold on April 1, 2013, and loans guaranteed by Freddie Mac were sold on April 16, 2013. Refer to Note 27 to the Condensed Consolidated Financial Statements for further information.
The following table summarizes our primary consumer mortgage loan-servicing portfolio by product category.

($ in millions)	March 31, 2013	December 31, 2012
U.S. primary servicing portfolio
Prime conforming	$114,751	$117,544
Prime nonconforming	11,042	11,628
Prime second-lien	1,082	1,136
Government	10	16
Total primary servicing portfolio	$126,885	$130,324
For more information regarding our serviced mortgage assets, refer to Note 10 to the Condensed Consolidated Financial Statements.
Loans Outstanding
Consumer mortgage loans held-for-sale and consumer mortgage loans held-for-investment as of March 31, 2013, represent loans held by Ally Bank.
Consumer mortgage loans held-for-sale were as follows.

($ in millions)	March 31, 2013	December 31, 2012
Prime conforming	$730	$2,407
Government	1	8
Total	731	2,415
Net (discounts) premiums	(34)	26
Fair value option election adjustment	4	49
Total, net	$701	$2,490

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Consumer mortgage loans held-for-investment were as follows.

($ in millions)	March 31, 2013	December 31, 2012
Prime conforming	$248	$245
Prime nonconforming	8,225	8,322
Prime second-lien	1,083	1,137
Government	1	—
Total	9,557	9,704
Net premiums	44	43
Allowance for loan losses	(430)	(432)
Other	5	8
Total, net	$9,176	$9,323

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

	Three months ended March 31,
($ in millions)	2013	2012	Favorable/ (unfavorable) % change
Net financing loss
Total financing revenue and other interest income	$53	$44	20
Interest expense
Original issue discount amortization	60	111	46
Other interest expense	172	261	34
Total interest expense	232	372	38
Net financing loss (a)	(179)	(328)	45
Other revenue
Other gain on investments, net	3	24	(88)
Other income, net of losses	12	29	(59)
Total other revenue	15	53	(72)
Total net loss	(164)	(275)	40
Provision for loan losses	(1)	(7)	(86)
Noninterest expense
Compensation and benefits expense	132	159	17
Other operating expense (b)	(32)	(26)	23
Total noninterest expense	100	133	25
Loss from continuing operations before income tax (benefit) expense	$(263)	$(401)	34
Total assets	$27,702	$28,796	(4)

(a)	Refer to the table that follows for further details on the components of net financing loss.

(b)
Includes a reduction of $193 million for the three months ended March 31, 2013, and $207 million for the three months ended March 31, 2012, related to the allocation of corporate overhead expenses to other segments. The receiving segments record their allocation of corporate overhead expense within other operating expense.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table summarizes the components of net financing losses for Corporate and Other.

	Three months ended March 31,
($ in millions)	2013	2012
Original issue discount amortization
2008 bond exchange amortization	$(56)	$(103)
Other debt issuance discount amortization	(4)	(8)
Total original issue discount amortization (a)	(60)	(111)
Net impact of the funds transfer pricing methodology
Unallocated liquidity costs (b)	(84)	(154)
Funds-transfer pricing / cost of funds mismatch (c)	61	5
Unassigned equity costs (d)	(109)	(86)
Total net impact of the funds transfer pricing methodology	(132)	(235)
Other (including Commercial Finance Group net financing revenue)	13	18
Total net financing losses for Corporate and Other	$(179)	$(328)
Outstanding original issue discount balance	$1,780	$2,093

(a)	Amortization is included as interest on long-term debt in the Condensed Consolidated Statement of Comprehensive Income.

(b)	Represents the unallocated cost of funding our cash and investment portfolio.

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

(d)	Primarily represents the unassigned cost of maintaining required capital positions for certain of our regulated entities, primarily Ally Bank and Ally Insurance.
The following table presents the scheduled remaining amortization of original issue discount at March 31, 2013.

Year ended December 31, ($ in millions)	2013 (a)	2014	2015	2016	2017	2018 and thereafter	Total
Original issue discount
Outstanding balance	$1,579	$1,391	$1,335	$1,272	$1,197	$—
Total amortization (b)	201	188	56	63	75	1,197	$1,780
2008 bond exchange amortization (c)	186	166	43	53	66	1,059	1,573

(a)	The maximum annual scheduled amortization for any individual year is $158 million in 2030 of which $152 million is related to 2008 bond exchange amortization.

(b)	The amortization is included as interest on long-term debt on the Condensed Consolidated Statement of Comprehensive Income.

(c)	2008 bond exchange amortization is included in total amortization.
Loss from continuing operations before income tax expense for Corporate and Other was $263 million for the three months ended March 31, 2013, compared to $401 million for the three months ended March 31, 2012. Corporate and Other’s loss from continuing operations before income tax expense was driven by net financing losses, which primarily represents original issue discount amortization expense and the net impact of our FTP methodology, which includes the unallocated cost of maintaining our liquidity and investment portfolios.
The improvement in the loss from continuing operations before income tax expense for the three months ended March 31, 2013 was primarily due to decreases in OID amortization expense related to bond maturities and normal monthly amortization, and lower funding costs as a result of the early repayment of certain Federal Home Loan Bank debt during the fourth quarter of 2012, and lower compensation and benefits expense primarily related to a decrease in headcount. The improvement was partially offset by a decrease in other income primarily driven by derivative losses and the sale of servicer advance assets during the first quarter of 2013.
Corporate and Other also includes the results of our Commercial Finance Group. Our Commercial Finance Group earned income from continuing operations before income tax expense of $18 million for the three months ended March 31, 2013, compared to $25 million for the three months ended March 31, 2012. The decrease was primarily related to less favorable provision expense due to higher recoveries on nonperforming exposures in 2012.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Cash and Securities
The following table summarizes the composition of the cash and securities portfolio held at fair value by Corporate and Other.

($ in millions)	March 31, 2013	December 31, 2012
Cash
Noninterest-bearing cash	$880	$944
Interest-bearing cash	5,720	5,942
Total cash	6,600	6,886
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	923	1,124
Mortgage-backed	7,930	6,191
Asset-backed	2,212	2,332
Total debt securities	11,065	9,647
Equity securities	4	4
Total available-for-sale securities	11,069	9,651
Total cash and securities	$17,669	$16,537

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Risk Management
Managing the risk/reward trade-off is a fundamental component of operating our businesses. Our risk management program is overseen by the Ally Board of Directors (the Board), various risk committees, and the executive leadership team. The Board sets the risk appetite across our company while the risk committees and executive leadership team identify and monitor potential risks and manage the risk to be within our risk appetite. Ally's primary risks include credit, lease residual, market, operational, insurance/underwriting, country, and liquidity. For more information on our risk management process, refer to the Risk Management MD&A section of our 2012 Annual Report on Form 10-K.
Loan and Lease Exposure
The following table summarizes the exposures from our loan and lease activities.

($ in millions)	March 31, 2013	December 31, 2012
Finance receivables and loans
Dealer Financial Services	$86,894	$86,542
Mortgage operations	9,672	9,821
Corporate and Other	2,557	2,692
Total finance receivables and loans	99,123	99,055
Held-for-sale loans
Dealer Financial Services	—	—
Mortgage operations	701	2,490
Corporate and Other	17	86
Total held-for-sale loans	718	2,576
Total on-balance sheet loans	$99,841	$101,631
Off-balance sheet securitized loans
Dealer Financial Services	$1,336	$1,495
Mortgage operations	117,342	119,384
Corporate and Other	—	—
Total off-balance sheet securitized loans	$118,678	$120,879
Operating lease assets
Dealer Financial Services	$14,828	$13,550
Mortgage operations	—	—
Corporate and Other	—	—
Total operating lease assets	$14,828	$13,550
Serviced loans and leases
Dealer Financial Services	$132,817	$134,122
Mortgage operations	126,885	130,324
Corporate and Other	1,383	1,344
Total serviced loans and leases	$261,085	$265,790
The risks inherent in our loan and lease exposures are largely driven by changes in the overall economy, used vehicle and housing price levels, unemployment levels, and their impact to our borrowers. The potential financial statement impact of these exposures varies depending on the accounting classification and future expected disposition strategy. We retain the majority of our automobile loans as they complement our core business model, but we do sell loans from time to time on an opportunistic basis. Historically, we primarily originated mortgage loans with the intent to sell and, as such, retained only a small percentage of the loans that we originated or purchased. Mortgage loans that we did not intend to retain were sold to investors, primarily through securitizations guaranteed by GSEs. However, we may have retained an interest or right to service these loans. We ultimately manage the associated risks based on the underlying economics of the exposure. Due to our recent strategic actions, we are exiting the mortgage correspondent lending channel and ceasing origination of any new jumbo loans.
Credit Risk Management
Credit risk is defined as the potential failure to receive payments when due from a creditor in accordance with contractual obligations. Therefore, credit risk is a major source of potential economic loss to us. Credit risk is monitored by global and line of business committees and the Global Risk Management organization. Together they oversee the credit decisioning and management processes, and monitor credit risk exposures to ensure they are in a safe-and-sound manner and are within our risk appetite. In addition, our Loan Review Group provides

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

an independent assessment of the quality of our credit portfolios and credit risk management practices, and directly reports its findings to the Risk and Compliance Committee of the Board on a regular basis.
To mitigate risk we have implemented specific policies and processes across all lines of business, utilizing both qualitative and quantitative analyses, that reflect our commitment to maintaining an independent and ongoing assessment of credit risk and credit quality. Our policies require an objective and timely assessment of the overall quality of the consumer and commercial loan and lease portfolios. This includes the identification of relevant trends that affect the collectability of the portfolios, segments of the portfolios that are potential problem areas, loans and leases with potential credit weaknesses, and assessment of the adequacy of internal credit risk policies and procedures to monitor compliance with relevant laws and regulations. In addition, we maintain limits and underwriting guidelines that reflect our risk appetite.
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
Additionally, we utilize numerous strategies in an effort to mitigate loss and provide ongoing support to customers in financial distress. For automobile loans, we offer several types of assistance to aid our customers. Loss mitigation includes changing the maturity date, extending payments, and rewriting the loan terms. These actions are provided with the intent to provide the borrower with additional options in lieu of repossessing their vehicle. For mortgage loans, as part of our participation in certain governmental programs, we offer mortgage loan modifications to qualified borrowers. Numerous initiatives, such as the Home Affordable Modification Program (HAMP) are in place to provide support to our mortgage customers in financial distress, including principal forgiveness, maturity extensions, delinquent interest capitalization, and changes to contractual interest rates.
Furthermore, we manage our counterparty credit exposure based on the risk profile of the counterparty. Within our policies, we have established minimum standards and requirements for managing counterparty risk exposures in a safe-and-sound manner. Counterparty credit risk is derived from multiple exposure types, including derivatives, securities trading, securities financing transactions, financial futures, cash balances (e.g. due from depository institutions, restricted accounts, and cash equivalents), and investment in debt securities. For more information on Derivative Counterparty Credit Risk, refer to Note 20 to the Condensed Consolidated Financial Statements.
The U.S. economy accelerated in late 2012, and continued to expand during the three months ended March 31, 2013. The labor market recovered further during the quarter, with nonfarm payrolls increasing by more than 500,000 and the unemployment rate falling to a four year low of 7.6%. Within the U.S. automotive portfolio, encouraging trends include new light vehicle sales that averaged 15.3 million during the quarter, an 8% increase over the same period in 2012. Nonetheless, we continue to be cautious with the economic outlook due to uneven manufacturing activity, slow global economic growth and uncertainty regarding the effects of the sequester mandated cuts to U.S. federal government spending.
On-balance Sheet Portfolio
Our on-balance sheet portfolio includes both finance receivables and loans and held-for-sale loans. At March 31, 2013, this primarily included $86.9 billion of automobile finance receivables and loans and $10.4 billion of mortgage finance receivables and loans.
During 2012 and 2013, we further executed on our strategy of discontinuing and selling or liquidating nonstrategic operations. Refer to Note 2 to the Condensed Consolidated Financial Statements for additional information.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table presents our total on-balance sheet consumer and commercial finance receivables and loans reported at carrying value before allowance for loan losses.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more (b)
($ in millions)	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Consumer
Finance receivables and loans
Loans at historical cost	$64,686	$63,536	$668	$642	$1	$1
Loans at fair value	—	—	—	—	—	—
Total finance receivables and loans	64,686	63,536	668	642	1	1
Loans held-for-sale	701	2,490	26	25	—	—
Total consumer loans	65,387	66,026	694	667	1	1
Commercial
Finance receivables and loans
Loans at historical cost	34,437	35,519	270	216	—	—
Loans at fair value	—	—	—	—	—	—
Total finance receivables and loans	34,437	35,519	270	216	—	—
Loans held-for-sale	17	86	—	—	—	—
Total commercial loans	34,454	35,605	270	216	—	—
Total on-balance sheet loans	$99,841	$101,631	$964	$883	$1	$1

(a)	Includes nonaccrual troubled debt restructured loans (TDRs) of $488 million and $419 million at March 31, 2013, and December 31, 2012, respectively.

(b)
Generally, loans that are 90 days past due and still accruing represent loans with government guarantees. There were no troubled debt restructured loans classified as 90 days past due and still accruing at March 31, 2013 and December 31, 2012.

Total on-balance sheet loans outstanding at March 31, 2013, decreased $1.8 billion to $99.8 billion from December 31, 2012 reflecting a decrease of $1.2 billion in the commercial portfolio and a decrease of $639 million in the consumer portfolio. The decrease in commercial on-balance sheet loans outstanding was primarily driven by the seasonality of dealer inventories and increased competition across the automotive lending market. The decrease in consumer on-balance sheet loans was primarily driven by the reduction of mortgage originations, partially offset by automobile originations, which outpaced portfolio runoff.
The total TDRs outstanding at March 31, 2013, increased $97 million to $1.3 billion from December 31, 2012, primarily due to our loss mitigation procedures and continued foreclosure prevention along with our participation in a variety of government-sponsored refinancing programs. Refer to Note 7 to the Condensed Consolidated Financial Statements for additional information.
Total nonperforming loans at March 31, 2013, increased $81 million to $964 million from December 31, 2012, reflecting an increase of $54 million of commercial nonperforming loans and an increase of $27 million of consumer nonperforming loans. The increase in total nonperforming loans from December 31, 2012, was due in part to the reclassification of a small number of commercial loans to nonperforming status within an overall stable commercial portfolio. Nonperforming loans include finance receivables and loans on nonaccrual status when the principal or interest has been delinquent for 90 days or when full collection is determined not to be probable. Refer to Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 for additional information.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table includes consumer and commercial net charge-offs from finance receivables and loans at historical cost and related ratios reported at carrying value before allowance for loan losses.

	Three months ended March 31,
	Net charge-offs (recoveries)		Net charge-off ratios (a)
($ in millions)	2013	2012	2013	2012
Consumer
Finance receivables and loans at historical cost	$114	$117	0.7%	0.6%
Commercial
Finance receivables and loans at historical cost	—	(10)	—	(0.1)
Total finance receivables and loans at historical cost	$114	$107	0.5	0.4

(a)
Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.

Net charge-offs were $114 million for the three months ended March 31, 2013, compared to $107 million for the three months ended March 31, 2012. The increase was largely due to recoveries in the commercial portfolio in 2012 that did not repeat in 2013. Loans held-for-sale are accounted for at the lower-of-cost or fair value, and therefore we do not record charge-offs.
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
Consumer Credit Portfolio
During the three months ended March 31, 2013, the credit performance of the consumer portfolio remained strong as our nonperforming and net charge-off rates were relatively stable. For information on our consumer credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.
The following table includes consumer finance receivables and loans recorded at historical cost reported at carrying value before allowance for loan losses.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more (b)
($ in millions)	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Consumer automobile (c)	$55,014	$53,715	$266	$260	$—	$—
Consumer mortgage
1st Mortgage	7,095	7,173	372	342	1	1
Home equity	2,577	2,648	30	40	—	—
Total consumer finance receivables and loans	$64,686	$63,536	$668	$642	$1	$1

(a)	Includes nonaccrual troubled debt restructured loans of $403 million and $373 million at March 31, 2013, and December 31, 2012, respectively.

(b)	There were no troubled debt restructured loans classified as 90 days past due and still accruing at March 31, 2013, and December 31, 2012.

(c)	Includes $1 million and $2 million of foreign consumer automobile loans at March 31, 2013, and December 31, 2012, respectively.
Total consumer outstanding finance receivables and loans increased $1.2 billion at March 31, 2013 compared with December 31, 2012. This increase was related to growth in our U.S. automobile consumer loan originations largely due to higher industry sales, which outpaced portfolio runoff. Additionally, we continued to prudently expand our nonprime and used originations as a percent of our total originations.
Total consumer nonperforming finance receivables and loans at March 31, 2013 increased $26 million to $668 million from December 31, 2012, reflecting an increase of $20 million of consumer mortgage nonperforming finance receivables and loans and an increase of $6 million of consumer automobile nonperforming finance receivables and loans. Nonperforming consumer mortgage finance receivables and loans increased primarily due to increased TDRs as we continue foreclosure prevention and loss mitigation procedures along with our participation in a variety of government-sponsored refinancing programs. Refer to Note 7 to the Condensed Consolidated Financial Statements for additional information. Nonperforming consumer finance receivables and loans as a percentage of total outstanding consumer finance receivables and loans remained flat at 1.0% at March 31, 2013 and December 31, 2012.
Consumer automotive loans accruing and past due 30 days or more decreased $215 million to $930 million at March 31, 2013, compared with December 31, 2012. The decrease is primarily related to seasonality.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table includes consumer net charge-offs from finance receivables and loans at historical cost and related ratios reported at carrying value before allowance for loan losses.

	Three months ended March 31,
	Net charge-offs		Net charge-off ratios (a)
($ in millions)	2013	2012	2013	2012
Consumer automobile (b)	$93	$74	0.7%	0.4%
Consumer mortgage
1st Mortgage	10	23	0.6	1.4
Home equity	11	20	1.6	2.6
Total consumer finance receivables and loans	$114	$117	0.7	0.6

(a)
Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.

(b)	Includes no foreign consumer automobile net charge-offs for the three months ended March 31, 2013 and $20 million for the three months ended March 31, 2012.
Our net charge-offs from total consumer automobile finance receivables and loans were $93 million for the three months ended March 31, 2013, compared to $74 million for the three months ended March 31, 2012. The $19 million increase was driven primarily by higher U.S. outstandings, change in our U.S. portfolio mix as we prudently expand our nonprime and used originations, and seasoning of the U.S. portfolio. This increase was partially offset by the inclusion of foreign net charge-offs in the three months ended March 31, 2012 prior to the reclassification of the foreign automotive business.
Our net charge-offs from total consumer mortgage receivables and loans were $21 million for the three months ended March 31, 2013, compared to $43 million for the same period in 2012. The decrease was driven by the improved mix of remaining loans as lower quality legacy loans continued to runoff.
The following table summarizes the unpaid principal balance of total consumer loan originations for the periods shown. Total consumer loan originations include loans classified as finance receivables and loans and loans held-for-sale during the period.

	Three months ended March 31,
($ in millions)	2013	2012
Consumer automobile (a)	$7,022	$10,652
Consumer mortgage
1st Mortgage	6,116	8,596
Home equity	—	—
Total consumer loan originations	$13,138	$19,248

(a)	Includes no foreign consumer automobile originations at March 31, 2013 and $2.5 billion at March 31, 2012.
Total automobile-originated loans decreased $3.6 billion for the three months ended March 31, 2013, compared to the same period in 2012. The decrease was primarily due to the reclassification of our foreign automotive business to discontinued operations at the end of 2012 as well as lower new vehicle originations primarily as a result of more competition within the automotive finance market. Total mortgage-originated loans decreased $2.5 billion for the three months ended March 31, 2013. The decline in loan production was largely driven by our reduced presence in the correspondent lending and direct lending channels.
Consumer loan originations retained on-balance sheet as held-for-investment were $7.5 billion at March 31, 2013, compared to $11.1 billion at March 31, 2012. The decrease was primarily due to the reclassification of our foreign automotive business to discontinued operations at the end of 2012 as well as lower new vehicle originations as a result of more competition within the automotive finance market.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table shows the percentage of total consumer finance receivables and loans recorded at historical cost reported at carrying value before allowance for loan losses by state and foreign concentration. Total automobile loans were $55.0 billion and $53.7 billion at March 31, 2013, and December 31, 2012, respectively. Total mortgage and home equity loans were $9.7 billion and $9.8 billion at March 31, 2013, and December 31, 2012, respectively.

	March 31, 2013 (a)		December 31, 2012
	Automobile	1st Mortgage and home equity	Automobile	1st Mortgage and home equity
Texas	12.9%	5.8%	12.9%	5.8%
California	5.6	30.0	5.6	29.2
Florida	6.8	3.5	6.7	3.6
Pennsylvania	5.2	1.6	5.2	1.6
Michigan	4.8	3.9	5.0	4.1
Illinois	4.4	4.6	4.3	4.8
New York	4.5	2.0	4.6	2.0
Ohio	4.0	0.8	4.0	0.8
Georgia	3.8	2.0	3.7	1.9
North Carolina	3.3	2.0	3.3	2.0
Other United States	44.7	43.8	44.7	44.2
Total consumer loans (b)	100.0%	100.0%	100.0%	100.0%

(a)	Presentation is in descending order as a percentage of total consumer finance receivables and loans at March 31, 2013.

(b)
Includes $1 million and $2 million of foreign consumer finance receivables and loans as of March 31, 2013, and December 31, 2012, respectively. These remaining foreign balances are within Finland and the Czech Republic.

We monitor our consumer loan portfolio for concentration risk across the geographies in which we lend. The highest concentrations of loans in the United States are in Texas and California, which represented an aggregate of 21.1% and 21.0% of our total outstanding consumer finance receivables and loans at March 31, 2013, and December 31, 2012, respectively.
Concentrations in our Mortgage operations are closely monitored given the volatility of the housing markets. Our consumer mortgage loan concentrations in California, Florida, and Michigan receive particular attention as the real estate value depreciation in these states has been amongst the most severe.
Repossessed and Foreclosed Assets
We classify an asset as repossessed or foreclosed (included in Other Assets on the Condensed Consolidated Balance Sheet) when physical possession of the collateral is taken. We dispose of the acquired collateral in a timely fashion in accordance with regulatory requirements. For more information on repossessed and foreclosed assets, refer to Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.
Repossessed assets in our Automotive Finance operations at March 31, 2013 remained flat at $62 million from December 31, 2012. Foreclosed mortgage assets at March 31, 2013, increased $1 million to $7 million from December 31, 2012.
Higher-Risk Mortgage Loans
Since 2009, we primarily focused our origination efforts on prime conforming and government-insured residential mortgages in the United States. However, we continued to hold mortgage loans originated in prior years that have features that expose us to potentially higher credit risk including high original loan-to-value mortgage loans (prime or nonprime), payment-option adjustable-rate mortgage loans (prime nonconforming), interest-only mortgage loans (classified as prime conforming or nonconforming for production and prime nonconforming or nonprime for international production), and below-market rate (teaser) mortgages (prime or nonprime).
In circumstances when a loan has features such that it falls into multiple categories, it is classified to a category only once based on the following hierarchy: (1) high original loan-to-value (LTV) mortgage loans, (2) payment-option adjustable-rate mortgage loans, (3) interest-only mortgage loans, and (4) below-market rate (teaser) mortgages. Given the recent stress within the housing market, we believe this hierarchy provides the most relevant risk assessment of our nontraditional products.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table summarizes mortgage finance receivables and loans by higher-risk loan type. These finance receivables and loans are recorded at historical cost and reported at carrying value before allowance for loan losses.

	Outstanding		Nonperforming		Accruing past due 90 days or more
($ in millions)	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Interest-only mortgage loans (a)	$1,853	$2,063	$111	$125	$—	$—
Below-market rate (teaser) mortgages	185	192	4	3	—	—
Total higher-risk mortgage loans	$2,038	$2,255	$115	$128	$—	$—

(a)	The majority of the interest-only mortgage loans are expected to start principal amortization in 2015 or beyond.
High original LTV mortgage finance receivables and loans at March 31, 2013 remained flat at $1 million from December 31, 2012 and payment-option adjustable-rate mortgage finance receivables and loans at March 31, 2013 decreased $1 million to $2 million from December 31, 2012. There were no high original LTV mortgage loans or payment-option adjustable-rate mortgage loans classified as nonperforming or 90 days past due and still accruing at March 31, 2013 and December 31, 2012.
The allowance for loan losses was $98 million, or 4.8%, of total higher-risk held-for-investment mortgage loans recorded at historical cost based on carrying value outstanding before allowance for loan losses at March 31, 2013.
The following table includes our five largest state concentrations based on our higher-risk mortgage finance receivables and loans recorded at historical cost and reported at carrying value before allowance for loan losses.

($ in millions)	Interest-only mortgage loans	Below-market rate (teaser) mortgages	Total higher-risk mortgage loans
March 31, 2013
California	$451	$58	$509
Virginia	204	8	212
Maryland	154	5	159
Illinois	94	6	100
Florida	79	9	88
Other United States	871	99	970
Total higher-risk mortgage loans	$1,853	$185	$2,038
December 31, 2012
California	$500	$60	$560
Virginia	216	9	225
Maryland	166	5	171
Illinois	107	6	113
Florida	90	9	99
Other United States	984	103	1,087
Total higher-risk mortgage loans	$2,063	$192	$2,255
Commercial Credit Portfolio
During the three months ended March 31, 2013, the credit performance of the commercial portfolio remained strong as nonperforming finance receivables and loans and net charge-offs remained relatively stable. For information on our commercial credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table includes total commercial finance receivables and loans reported at carrying value before allowance for loan losses.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more (b)
($ in millions)	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Commercial and industrial
Automobile	$29,255	$30,270	$168	$146	$—	$—
Mortgage	—	—	—	—	—	—
Other (c)(d)	2,562	2,697	63	33	—	—
Commercial real estate
Automobile	2,620	2,552	39	37	—	—
Mortgage	—	—	—	—	—	—
Total commercial finance receivables and loans	$34,437	$35,519	$270	$216	$—	$—

(a)	Includes nonaccrual troubled debt restructured loans of $85 million and $29 million at March 31, 2013, and December 31, 2012, respectively.

(b)	There were no troubled debt restructured loans classified as 90 days past due and still accruing at March 31, 2013 and December 31, 2012.

(c)	Includes foreign commercial and industrial other outstanding loans of $15 million and $18 million and no nonperforming loans at March 31, 2013, and December 31, 2012, respectively.

(d)	Other commercial primarily includes senior secured commercial lending.
Total commercial finance receivables and loans outstanding decreased $1.1 billion to $34.4 billion at March 31, 2013, from December 31, 2012. The commercial and industrial outstandings decreased $1.1 billion primarily due to seasonality of dealer inventories and increased competition across the automotive lending market.
Total commercial nonperforming finance receivables and loans were $270 million at March 31, 2013, an increase of $54 million compared to December 31, 2012. The increase was primarily due to the reclassification of a small number of commercial loans to nonperforming status within the overall stable commercial portfolio. Total nonperforming commercial finance receivables and loans as a percentage of outstanding commercial finance receivables and loans increased to 0.8% as of March 31, 2013 from 0.6% as of December 31, 2012.
The following table includes total commercial net charge-offs from finance receivables and loans at historical cost and related ratios reported at carrying value before allowance for loan losses.

	Three months ended March 31,
	Net charge-offs (recoveries)		Net charge-off ratios (a)
($ in millions)	2013	2012	2013	2012
Commercial and industrial
Automobile	$—	$—	—%	—%
Mortgage	—	—	—	—
Other (b)	(1)	(9)	(0.2)	(2.7)
Commercial real estate
Automobile	1	—	0.1	—
Mortgage (c)	—	(1)	—	(23.4)
Total commercial finance receivables and loans	$—	$(10)	—	(0.1)

(a)
Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.

(b)	Includes no foreign net charge-offs for the three months ended March 31, 2013, and $4 million of foreign recoveries for the three months ended March 31, 2012.

(c)	Includes no foreign net charge-offs for the three months ended March 31, 2013, and $1 million of foreign recoveries for the three months ended March 31, 2012.
Our net charge-offs from commercial finance receivables and loans resulted in no net charge-offs for the three months ended March 31, 2013, compared to recoveries of $10 million for the same period in 2012. The change in net charge-offs was largely driven by strong recoveries in certain wind-down portfolios in three months ended March 31, 2012 that did not repeat for the same period in 2013.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Commercial Real Estate
The commercial real estate portfolio consists of finance receivables and loans issued primarily to automotive dealers. Commercial real estate finance receivables and loans remained flat at $2.6 billion at March 31, 2013 and December 31, 2012.
The following table presents the percentage of total commercial real estate finance receivables and loans by geographic region and property type. These finance receivables and loans are reported at carrying value before allowance for loan losses.

	March 31, 2013	December 31, 2012
Geographic region
Florida	13.6%	11.7%
Michigan	12.5	12.6
Texas	12.5	13.0
California	9.2	9.3
New York	4.7	4.9
North Carolina	3.9	3.9
Virginia	3.8	3.9
Pennsylvania	3.4	3.3
Georgia	3.1	3.0
Louisiana	2.2	2.2
Other United States	31.1	32.2
Total commercial real estate finance receivables and loans	100.0%	100.0%
Property type
Automotive dealers	100.0%	100.0%
Total commercial real estate finance receivables and loans	100.0%	100.0%
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

	March 31, 2013	December 31, 2012
Industry
Automotive	90.2%	85.7%
Electronics	3.7	1.2
Services	3.6	4.9
Other	2.5	8.2
Total commercial criticized finance receivables and loans	100.0%	100.0%
Total criticized exposures increased $50 million to $1.7 billion at March 31, 2013 from December 31, 2012.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Allowance for Loan Losses
The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans.

Three months ended March 31, 2013 ($ in millions)	Consumer automobile	Consumer mortgage	Total consumer	Commercial	Total
Allowance at January 1, 2013	$575	$452	$1,027	$143	$1,170
Charge-offs	(142)	(24)	(166)	(1)	(167)
Recoveries	49	3	52	1	53
Net charge-offs	(93)	(21)	(114)	—	(114)
Provision for loan losses	107	20	127	4	131
Other	10	—	10	—	10
Allowance at March 31, 2013	$599	$451	$1,050	$147	$1,197
Allowance for loan losses to finance receivables and loans outstanding at March 31, 2013 (a)	1.1%	4.7%	1.6%	0.4%	1.2%
Net charge-offs to average finance receivables and loans outstanding at March 31, 2013 (a)	0.7%	0.9%	0.7%	—%	0.5%
Allowance for loan losses to total nonperforming finance receivables and loans at March 31, 2013 (a)	225.1%	112.2%	157.1%	54.5%	127.6%
Ratio of allowance for loan losses to net charge-offs at March 31, 2013	1.6	5.4	2.3	—	2.6

(a)
Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the unpaid principal balance, net of premiums and discounts.

The allowance for consumer loan losses at March 31, 2013, declined $283 million compared to March 31, 2012. The decline was primarily due to the reclassification of our foreign automotive business to discontinued operations at the end of 2012 and run-off of legacy mortgage assets.
The allowance for commercial loan losses declined $66 million at March 31, 2013, compared to March 31, 2012, primarily related to continued wind-down of non-core commercial assets which were partially offset by higher core commercial assets.

Three months ended March 31, 2012 ($ in millions)	Consumer automobile	Consumer mortgage	Total consumer	Commercial	Total
Allowance at January 1, 2012	$766	$516	$1,282	$221	$1,503
Charge-offs (a)	(136)	(45)	(181)	(2)	(183)
Recoveries (b)	62	2	64	12	76
Net charge-offs	(74)	(43)	(117)	10	(107)
Provision for loan losses	83	27	110	(12)	98
Other (c)	57	1	58	(6)	52
Allowance at March 31, 2012	$832	$501	$1,333	$213	$1,546
Allowance for loan losses to finance receivables and loans outstanding at March 31, 2012 (d)	1.2%	5.0%	1.7%	0.5%	1.3%
Net charge-offs to average finance receivables and loans outstanding at March 31, 2012 (d)	0.5%	1.7%	0.6%	(0.1)%	0.4%
Allowance for loan losses to total nonperforming finance receivables and loans at March 31, 2012 (d)	339.2%	168.2%	245.4%	70.5%	182.9%
Ratio of allowance for loan losses to net charge-offs at March 31, 2012	2.8	2.9	2.9	(5.4)	3.6

(a)	Includes foreign consumer automobile charge-offs of $36 million.

(b)	Includes foreign consumer automobile and foreign commercial recoveries of $16 million and $5 million, respectively.

(c)	Includes provision for loan losses relating to discontinued operations of $42 million.

(d)
Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the unpaid principal balance, net of premiums and discounts.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Allowance for Loan Losses by Type
The following table summarizes the allocation of the allowance for loan losses by product type.

	2013			2012
March 31, ($ in millions)	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of allowance for loan losses	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of allowance for loan losses
Consumer
Consumer automobile (a)	$599	1.1%	50.0%	$832	1.2%	53.8%
Consumer mortgage
1st Mortgage (b)	254	3.6	21.2	265	3.8	17.1
Home equity	197	7.6	16.5	236	7.8	15.3
Total consumer loans	1,050	1.6	87.7	1,333	1.7	86.2
Commercial
Commercial and industrial
Automobile (c)	61	0.2	5.1	108	0.3	7.0
Mortgage (d)	—	—	—	12	0.9	0.8
Other (e)	48	1.9	4.0	50	4.0	3.2
Commercial real estate
Automobile (f)	38	1.5	3.2	38	1.5	2.5
Mortgage (g)	—	—	—	5	34.3	0.3
Total commercial loans	147	0.4	12.3	213	0.5	13.8
Total allowance for loan losses	$1,197	1.2	100.0%	$1,546	1.3	100.0%

(a)	Includes no foreign consumer automobile allowance for loan losses and $204 million at March 31, 2013 and March 31, 2012, respectively.

(b)	Includes no foreign consumer mortgage allowance for loan losses and $3 million at March 31, 2013 and March 31, 2012, respectively.

(c)	Includes no foreign commercial and industrial automobile allowance for loan losses and $46 million at March 31, 2013 and March 31, 2012, respectively.

(d)	Includes no foreign commercial and industrial mortgage allowance for loan losses and $11 million at March 31, 2013 and March 31, 2012, respectively.

(e)	Includes no foreign commercial and industrial other allowance for loan losses and $1 million at March 31, 2013 and March 31, 2012, respectively.

(f)	Includes no foreign commercial real estate automobile allowance for loan losses and $3 million at March 31, 2013 and March 31, 2012, respectively.

(g)	Includes no foreign commercial real estate mortgage allowance for loan losses and $5 million at March 31, 2013 and March 31, 2012, respectively.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Provision for Loan Losses
The following table summarizes the provision for loan losses by product type.

	Three months ended March 31,
($ in millions)	2013	2012
Consumer
Consumer automobile	$107	$83
Consumer mortgage
1st Mortgage	19	10
Home equity	1	17
Total consumer loans	127	110
Commercial
Commercial and industrial
Automobile	5	—
Mortgage	—	—
Other	(1)	(7)
Commercial real estate
Automobile	—	(5)
Mortgage	—	—
Total commercial loans	4	(12)
Total provision for loan losses	$131	$98
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
Refer to our Annual Report on Form 10-K for the year ended December 31, 2012, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for further discussion on value at risk and sensitivity analysis. Since December 31, 2012, there have been no material changes in these market risks.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Liquidity Management, Funding, and Regulatory Capital
Overview
The purpose of liquidity management is to ensure our ability to meet changes in loan and lease demand, debt maturities, deposit withdrawals, and other cash commitments under both normal operating conditions as well as periods of economic or financial stress. Our primary objective is to maintain cost-effective, stable and diverse sources of funding capable of sustaining the organization throughout all market cycles. Sources of liquidity include both retail and brokered deposits and secured and unsecured market-based funding across various maturity, interest rate, and investor profiles. Further liquidity is available through a pool of unencumbered highly liquid securities, borrowing facilities, repurchase agreements, as well as funding programs supported by the Federal Reserve and the Federal Home Loan Bank of Pittsburgh (FHLB).
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
We maintain available liquidity in the form of cash, unencumbered highly liquid securities, and available credit facility capacity that, taken together, allows us to operate and to meet our contractual and contingent obligations in the event of market-wide disruptions and enterprise-specific events. We maintain available liquidity at various entities and consider regulatory restrictions and tax implications that may limit our ability to transfer funds across entities. At March 31, 2013, we maintained $19.5 billion of total available parent company liquidity and $10.4 billion of total available liquidity at Ally Bank. Parent company liquidity is defined as our consolidated operations less Ally Bank and the subsidiaries of Ally Insurance's holding company. To optimize cash and secured facility capacity between entities, the parent company lends cash to Ally Bank on occasion under an intercompany loan agreement. At March 31, 2013, $2.2 billion was outstanding under the intercompany loan agreement. Amounts outstanding are repayable to the parent company upon demand, subject to five days notice. As a result, this amount is included in the parent company available liquidity and excluded from the available liquidity at Ally Bank.
Funding Strategy
Liquidity and ongoing profitability are largely dependent on our timely and cost-effective access to retail deposits and funding in different segments of the capital markets. Our funding strategy largely focuses on the development of diversified funding sources across a global investor base to meet all our liquidity needs throughout different market cycles, including periods of financial distress. These funding sources include unsecured debt capital markets, unsecured retail term notes, public and private asset-backed securitizations, committed and uncommitted credit facilities, brokered certificates of deposits, and retail deposits. We also supplement these sources with a modest amount of short-term borrowings, including Demand Notes, bank loans, and repurchase arrangements. The diversity of our funding sources enhances funding flexibility, limits dependence on any one source, and results in a more cost-effective funding strategy over the long term. We evaluate funding markets on an ongoing basis to achieve an appropriate balance of unsecured and secured funding sources and the maturity profiles of both. In addition, we further distinguish our funding strategy between Ally Bank funding and parent company or nonbank funding.
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
Since 2009, we have been directing new bank-eligible assets in the United States to Ally Bank in order to reduce and minimize our nonbanking exposures and funding requirements and to utilize our growing consumer deposit-taking capabilities. This has allowed us to use bank funding for a wider array of our automotive finance assets and to provide a sustainable long-term funding channel for the business, while also improving the cost of funds for the enterprise.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Ally Bank
Ally Bank raises deposits directly from customers through the direct banking channel via the internet and over the telephone. These deposits provide our Automotive Finance and Mortgage operations with a stable and low-cost funding source. At March 31, 2013, Ally Bank had $49.5 billion of total external deposits, including $38.8 billion of retail deposits.
At March 31, 2013, Ally Bank maintained cash liquidity of $3.1 billion and unencumbered highly liquid U.S. federal government and U.S. agency securities of $6.2 billion. In addition, at March 31, 2013, Ally Bank had unused capacity in committed secured funding facilities of $3.3 billion, including an equal allocation of shared unused capacity of $3.0 billion from a facility also available to the parent company. Our ability to access this unused capacity depends on having eligible assets to collateralize the incremental funding and, in some instances, the execution of interest rate hedges. To optimize use of cash and secured facility capacity between entities, Ally Financial lends cash to Ally Bank from time to time under an intercompany agreement. Amounts outstanding on this loan are repayable to Ally Financial at any time. Ally Bank has total available liquidity of $10.4 billion at March 31, 2013, which excludes the intercompany loan of $2.2 billion
Maximizing bank funding continues to be a key part of our long-term liquidity strategy. We have made significant progress in migrating assets to Ally Bank and growing our retail deposit base since becoming a bank holding company in December 2008. Retail deposit growth is key to further reducing our cost of funds and decreasing our reliance on the capital markets. We believe deposits provide a stable, low-cost source of funds that are less sensitive to interest rate changes, market volatility, or changes in our credit ratings when compared to other funding sources. We have continued to expand our deposit gathering efforts through our direct and indirect marketing channels. Current retail product offerings consist of a variety of products including certificates of deposits (CDs), savings accounts, money market accounts, IRA deposit products, as well as an interest checking product. In addition, we utilize brokered deposits, which are obtained through third-party intermediaries. In the first three months of 2013 the deposit base at Ally Bank grew $2.6 billion, ending the quarter at $49.5 billion from $46.9 billion at December 31, 2012. The growth in deposits has been primarily attributable to our retail deposit portfolio, particularly within our savings and money market checking accounts, and our CDs. Strong retention rates continue to materially contribute to our growth in retail deposits. In the first quarter of 2013 we retained 93% of maturing CD balances up for renewal in the same period. In addition to retail and brokered deposits, Ally Bank had access to funding through a variety of other sources including FHLB advances, public securitizations, private secured funding arrangements, and the Federal Reserve's Discount Window. At March 31, 2013, debt outstanding from the FHLB totaled $4.5 billion with no debt outstanding from the Federal Reserve. Also, as part of our liquidity and funding plans, Ally Bank utilizes certain securities as collateral to access funding from repurchase agreements with third parties. Repurchase agreements are generally short-term. At March 31, 2013, Ally Bank had $0.5 billion outstanding under repurchase agreements. Refer to Note 12 to the Condensed Consolidated Financial Statements for a summary of deposit funding by type.
The following table shows Ally Bank's number of accounts and deposit balances by type as of the end of each quarter since 2012.

($ in millions)	1st Quarter 2013	4th Quarter 2012	3rd Quarter 2012	2nd Quarter 2012	1st Quarter 2012
Number of retail accounts	1,334,483	1,219,791	1,142,837	1,082,753	1,036,468
Deposits
Retail	$38,770	$35,041	$32,139	$30,403	$29,323
Brokered	9,877	9,914	9,882	9,905	9,884
Other (a)	844	1,977	2,487	2,411	2,314
Total deposits	$49,491	$46,932	$44,508	$42,719	$41,521

(a)	Other deposits include mortgage escrow and other deposits (excluding intercompany deposits).
In addition to building a larger deposit base, we continue to remain active in the securitization markets to finance our Ally Bank automotive loan portfolios. During the first quarter of 2013, Ally Bank completed one term securitization transaction backed by dealer floorplan loans raising $1.0 billion. Securitization has proven to be a reliable and cost-effective funding source. Additionally, for retail automotive loans and lease notes, the term structure of the transaction locks in funding for a specified pool of loans and leases for the life of the underlying asset creating an effective tool for managing interest rate and liquidity risk. We manage the execution risk arising from secured funding by maintaining a diverse investor base and maintaining capacity in our committed secured facilities. At March 31, 2013, Ally Bank had exclusive access to $3.5 billion from committed credit facilities including a $2.5 billion syndicated facility that can fund automotive retail and dealer floorplan loans, as well as leases. In March 2013, this facility was renewed by a syndicate of nineteen lenders and extended until June 2014. Ally Bank also had access to a $4.1 billion committed facility that is shared with the parent company.
Nonbank Funding
At March 31, 2013, the parent company maintained liquid cash in the amount of $3.5 billion and unencumbered highly liquid U.S. federal government and U.S. agency securities of $0.9 billion. In addition, at March 31, 2013, the parent company had available liquidity from unused capacity in committed credit facilities of $11.3 billion, including an equal allocation of shared unused capacity of $3.0 billion from a facility also available to Ally Bank. Parent company funding is defined as our consolidated operations less our Insurance operations and Ally Bank. Our ability to access unused capacity in secured facilities depends on the availability of eligible assets to collateralize the incremental funding and, in some instances, the funding also relies on the execution of interest rate hedges. Funding sources at the parent company generally consist of longer-term unsecured debt, unsecured retail term notes, committed credit facilities, asset-backed

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

securitizations, and a modest amount of short-term borrowings. To optimize use of cash and secured facility capacity between entities, Ally Financial lends cash to Ally Bank from time to time under an intercompany agreement. Amounts outstanding on this loan are repayable to Ally Financial at any time. The parent company has total available liquidity of $19.5 billion at March 31, 2013, which includes the intercompany loan of $2.2 billion. The total available liquidity amount at March 31, 2013 also includes $1.6 billion of availability that is sourced from certain committed funding arrangements generally reliant upon the origination of future automotive receivables over the next nine months.
We will access the unsecured debt capital markets on an opportunistic basis to help pre-fund upcoming debt maturities. In addition, we have short-term and long-term unsecured debt outstanding from a legacy retail term note program known as SmartNotes. This program generally consisted of fixed-rate instruments with fixed-maturity dates ranging from 9 months to 30 years that were issued through a network of participating broker-dealers. During 2012, we launched a new retail term note program known as Ally Term Notes. There were $7.6 billion and $7.9 billion of combined retail term notes outstanding at March 31, 2013, and December 31, 2012, respectively.
We also obtain unsecured funding from the sale of floating-rate demand notes under our Demand Notes program. The holder has the option to require us to redeem these notes at any time without restriction. Demand Notes outstanding were $3.2 billion at March 31, 2013, compared to $3.1 billion at December 31, 2012. Refer to Note 13 and Note 14 to the Condensed Consolidated Financial Statements for additional information about our outstanding short-term borrowings and long-term unsecured debt, respectively.
Secured funding continues to be a significant source of financing at the parent company. In January 2013 Ally Financial completed a non-prime retail public securitization using the Capital Auto Receivables Asset Trust (CARAT) platform, our first since 2008, raising more than $1.5 billion. We continue to maintain significant funding capacity at the parent company to fund automotive-related assets, including a $8.5 billion syndicated facility that can fund automotive retail and dealer floorplan loans, as well as leases. In March 2013, this facility was renewed by a syndicate of nineteen lenders and extended until March 2015. At March 31, 2013, the parent company had $15.6 billion of exclusive commitments in the U.S. in various facilities secured by automotive and commercial finance assets. The parent company also had access to a $4.1 billion committed facility that is shared with Ally Bank.
Recent Funding Developments
During the first three months of 2013, we completed U.S. funding transactions totaling almost $2.6 billion and renewed key existing funding facilities as we realized access to both the public and private markets. Key funding highlights from 2013 to date were as follows:

•
In March 2013, $11.0 billion in credit facilities were renewed at both the parent company and Ally Bank with a syndicate of nineteen lenders. The $11.0 billion capacity is secured by retail, lease and dealer floorplan automotive assets and is allocated to two separate facilities, one is a $8.5 billion facility maturing in March 2015, which is available to the parent company while the other is a $2.5 billion facility available to Ally Bank maturing in June 2014.

•	In January 2013, Ally Financial issued a non-prime retail public securitization, the first since 2008 using its existing CARAT platform. This transaction raised more than $1.5 billion.

•	In February 2013, Ally Bank issued a public dealer floorplan securitization. This transaction raised $1.0 billion.

•	In April 2013, Ally Bank issued a public retail securitization. This transaction raised over $900 million.

•	In April 2013, Ally Bank issued a public dealer floorplan securitization. This transaction raised approximately $550 million.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Funding Sources
The following table summarizes debt and other sources of funding and the amount outstanding under each category for the periods shown.
As a result of our funding strategy to maximize funding sources at Ally Bank and grow our retail deposit base, the percentage of funding sources from Ally Bank has increased in 2013 from 2012 levels. In addition, deposits represent a larger portion of the overall funding mix.

($ in millions)	Bank	Nonbank	Total	%
March 31, 2013
Secured financings	$25,864	$12,926	$38,790	31
Institutional term debt	—	22,212	22,212	18
Retail debt programs (a)	—	13,274	13,274	11
Bank loans and other	2	5	7	—
Total debt (b)	25,866	48,417	74,283	60
Deposits (c)	49,491	835	50,326	40
Total on-balance sheet funding	$75,357	$49,252	$124,609	100
December 31, 2012
Secured financings	$29,161	$15,950	$45,111	35
Institutional term debt	—	22,200	22,200	17
Retail debt programs (a)	—	13,451	13,451	10
Bank loans and other	2	164	166	—
Total debt (b)	29,163	51,765	80,928	62
Deposits (c)	46,932	983	47,915	38
Total on-balance sheet funding	$76,095	$52,748	$128,843	100

(a)	Primarily includes $7.6 billion and $7.9 billion of Retail Term Notes at March 31, 2013 and December 31, 2012, respectively.

(b)	Excludes fair value adjustment as described in Note 22 to the Condensed Consolidated Financial Statements.

(c)	Bank deposits include retail, brokered, mortgage escrow, and other deposits. Nonbank deposits include dealer deposits. Intercompany deposits are not included.
Refer to Note 14 to the Condensed Consolidated Financial Statements for a summary of the scheduled maturity of long-term debt at March 31, 2013.
Funding Facilities
We utilize both committed and uncommitted credit facilities. The financial institutions providing the uncommitted facilities are not contractually obligated to advance funds under them. The amounts outstanding under our various funding facilities are included on our Condensed Consolidated Balance Sheet.
The total capacity in our committed funding facilities is provided by banks and other financial institutions through private transactions. The committed secured funding facilities can be revolving in nature and allow for additional funding during the commitment period, or they can be amortizing and not allow for any further funding after the closing date. At March 31, 2013, $26.1 billion of our $33.4 billion of committed capacity was revolving. Our revolving facilities generally have an original tenor ranging from 364 days to two years. As of March 31, 2013, we had $16.9 billion of committed funding capacity from revolving facilities with a remaining tenor greater than 364 days.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Committed Funding Facilities

	Outstanding		Unused Capacity (a)		Total Capacity
($ in billions)	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Bank funding
Secured	$1.7	$3.8	$1.8	$4.7	$3.5	$8.5
Nonbank funding
Unsecured (b)	0.1	0.1	—	—	0.1	0.1
Secured (c) (d) (e)	13.9	22.5	11.8	7.8	25.7	30.3
Total nonbank funding	14.0	22.6	11.8	7.8	25.8	30.4
Shared capacity (f) (g)	1.1	1.1	3.0	3.0	4.1	4.1
Total committed facilities	$16.8	$27.5	$16.6	$15.5	$33.4	$43.0

(a)
Funding from committed secured facilities is available on request in the event excess collateral resides in certain facilities or is available to the extent incremental collateral is available and contributed to the facilities.

(b)	Total unsecured nonbank funding capacity represents committed funding for our discontinued international automobile financing business.

(c)
Total secured nonbank funding capacity includes committed funding for our discontinued international automobile financing business of $6.9 billion and $12.0 billion as of March 31, 2013 and December 31, 2012, respectively, with outstanding debt of $5.1 billion and $9.6 billion, respectively.

(d)
Total unused capacity includes $2.1 billion and $2.2 billion as of March 31, 2013 and December 31, 2012, respectively, from certain committed funding arrangements that are generally reliant upon the origination of future automotive receivables and that are available in 2013.

(e)	Includes the secured facilities of our Commercial Finance Group.

(f)	Funding is generally available for assets originated by Ally Bank or the parent company, Ally Financial Inc.

(g)
Total shared bank facilities includes committed funding for our discontinued international automobile financing business of $0.1 billion and $0.1 billion as of March 31, 2013 and December 31, 2012, respectively with outstanding debt of $0.1 billion and $0.1 billion, respectively.

Uncommitted Funding Facilities

	Outstanding		Unused Capacity (a)		Total Capacity
($ in billions)	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Bank funding
Secured
Federal Reserve funding programs	$—	$—	$1.8	$1.8	$1.8	$1.8
FHLB advances	4.5	4.8	0.8	0.4	5.3	5.2
Repurchase agreements	0.5	—	—	—	0.5	—
Total bank funding	5.0	4.8	2.6	2.2	7.6	7.0
Nonbank funding
Unsecured	2.2	2.1	0.4	0.4	2.6	2.5
Secured	—	0.1	0.1	0.1	0.1	0.2
Total nonbank funding (a)	2.2	2.2	0.5	0.5	2.7	2.7
Total uncommitted facilities	$7.2	$7.0	$3.1	$2.7	$10.3	$9.7

(a)	Total nonbank funding capacity represents uncommitted funding for our discontinued international automobile financing business.
Ally Bank Funding Facilities
Facilities for Automotive Finance Operations — Secured
At March 31, 2013, Ally Bank had exclusive access to $3.5 billion from committed credit facilities. Ally Bank's largest facility is a $2.5 billion revolving syndicated credit facility secured by automotive receivables. In March 2013, we reduced and renewed this facility until June 2014. At March 31, 2013, the amount outstanding under this facility was $1.7 billion. Ally Bank also had access to a $4.1 billion committed facility that is shared with the parent company. In the event these facilities are not renewed in the future, the outstanding debt will be repaid over time as the underlying collateral amortizes.
Nonbank Funding Facilities
Facilities for Automotive Finance Operations — Secured
The parent company's largest facility is a $8.5 billion revolving syndicated credit facility secured by automotive receivables. In March 2013, we increased and renewed this facility until March 2015. In the event this facility is not renewed at maturity, the outstanding debt will be repaid over time as the underlying collateral amortizes. At March 31, 2013, there was $3.8 billion outstanding under this facility.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

In addition to our syndicated revolving credit facility, we also maintain various bilateral and multilateral secured credit facilities that fund our Automotive Finance operations. These are primarily private securitization facilities that fund a specific pool of automotive assets. Many of the facilities have revolving commitments and allow for the funding of additional assets during the commitment period. At March 31, 2013, the parent company maintained exclusive access to $18.8 billion of committed secured credit facilities and forward purchase commitments to fund automotive assets, and also had access to a $4.1 billion committed facility that is shared with Ally Bank.
Cash Flows
Net cash provided by operating activities was $2.3 billion for the three months ended March 31, 2013, compared to $2.1 billion for the same period in 2012. During the three months ended March 31, 2013, the net cash inflow from sales and repayment of mortgage and automotive loans held-for-sale exceeded cash outflow from new originations and purchases of such loans by $1.7 billion. During the three months ended March 31, 2012, this activity resulted in a net cash inflow of $1.5 billion.
Net cash provided by investing activities was $0.7 billion for the three months ended March 31, 2013, compared to a net cash outflow from investing activities of $4.1 billion for the same period in 2012. The increase in net cash provided from investing activities was primarily attributable to $2.8 billion of net cash proceeds resulting from the sale of international businesses in the first quarter of 2013 and a $4.4 billion decrease in net cash outflow from finance receivables and loans for the three months ended March 31, 2013, compared to 2012. Cash used to purchase available-for-sale securities, net of proceeds from sales, maturities, and repayments, increased $2.5 billion during the three months ended March 31, 2013, compared to 2012. The cash outflow to purchase operating lease assets exceeded cash inflows from disposals of such assets by $1.7 billion for the three months ended March 31, 2013, compared to a net cash outflow of $1.0 billion for the three months ended March 31, 2012. The increase in net cash outflows associated with leasing activities compared to the prior year was primarily due to an increase in cash used to acquire leased assets.
Net cash used in financing activities for the three months ended March 31, 2013, totaled $4.5 billion, compared to net cash provided by financing of $2.1 billion in the same period in 2012. Cash used to repay long-term debt exceeded cash generated from long-term debt issuances by $7.2 billion for the three months ended March 31, 2013. In three months ended March 31, 2012, cash from issuances of long-term debt exceed repayments by $0.7 billion. Cash provided by short-term debt increased $1.1 billion in the three months ended March 31, 2013, compared to 2012, while cash provided by deposits increased by $0.2 billion.
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
Ally submitted the required 2013 capital plan in January 2013. In March 2013, the FRB objected to our capital plan both on quantitative and qualitative grounds. In their published results, the FRB estimated our stressed tier 1 common ratio with adjusted planned capital actions to be 1.52 for the nine-quarter planning period. Also, the FRB estimated our stressed tier 1 capital ratio to be 11.02 and our tier 1 leverage ratio to be 9.42. The FRB noted that the post-stress capital ratios assumed that Ally remains subject to contingent liabilities associated with ResCap. In connection with its reviews, the FRB continues to provide their approval for dividend and interest payments on preferred equity and debt instruments included in regulatory capital, including preferred stock, trust preferred securities, and subordinated debt that were outstanding as of December 31, 2012. We continue to have active, frequent and constructive dialogue with the FRB related to our capital plan.
Regulatory Capital
Refer to Note 19 to the Condensed Consolidated Financial Statements.
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
Ally Financial Inc. • Form 10-Q

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
As described in Note 1 and Note 26 to the Condensed Consolidated Financial Statements, on May 14, 2012, Residential Capital, LLC and certain of its wholly owned direct and indirect subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. As a result of the deconsolidation of ResCap, a significant portion of our representation and warranty reserve was eliminated. Our representation and warranty reserve was $170 million at March 31, 2013 with respect to Ally Bank's sold and serviced loans. Further, on April 16, 2013, we completed the sale of a portfolio of agency MSRs to Ocwen Financial Corporation and the sale included the transfer of the representation and warranty liabilities associated with the majority of the loans sold. Refer to Note 27 to the Condensed Consolidated Financial Statements for further information related to the MSRs sale.
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

	Three months ended March 31,	Year ended December 31,
($ in billions)	2013	2012	2011	2010	2009	2008	2007
Fannie Mae	$5.4	$21.5	$33.8	$35.2	$21.1	$17.7	$6.7
Freddie Mac	1.8	6.9	15.8	15.7	8.5	8.6	2.3
Total sales (a)	$7.2	$28.4	$49.6	$50.9	$29.6	$26.3	$9.0

(a)	Representation and warranty obligations vary by loan and may not apply to all loans sold by Ally Bank.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

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
On April 16, 2013, we completed the sales of agency MSRs to Ocwen Financial Corporation and Quicken Loans, Inc. The sale to Ocwen Financial Corporation included the transfer of the representation and warranty liabilities associated with the majority of the MSRs sold at a specified price. The repurchase reserve at March 31, 2013 also reflects losses associated with this contractual obligation. Pursuant to that obligation, we recognized additional provision expense in the period to reflect the terms of the sale of the MSRs asset. Refer to Note 27 to the Condensed Consolidated Financial Statements for further information related to the MSRs sale. Ally Bank experienced a decrease in new claims for the three months ended March 31, 2013 compared to the same period in 2012. The decrease in repurchase claims was driven by significantly fewer new claims during the first quarter of 2013. The following table presents Ally Bank's new claims by GSEs (original unpaid principal balance).

Three months ended March 31, ($ in millions)	2013	2012
Fannie Mae	$54	$45
Freddie Mac	16	42
Total claims	$70	$87
The following table presents the total number and original unpaid principal balance (UPB) of loans related to unresolved representation and warranty demands (indemnification claims or repurchase demands). The table includes demands that we have requested be rescinded but have not been agreed to by the investor. Total unresolved representation and warranty demands where Ally Bank has requested the investor to rescind decreased to $4 million or 9% of outstanding claims at March 31, 2013, compared to $23 million or 40% of outstanding claims at December 31, 2012.

	March 31, 2013		December 31, 2012
($ in millions)	Number of Loans	Original UPB of Loans	Number of Loans	Original UPB of Loans
Fannie Mae	148	$37	187	$41
Freddie Mac	47	10	72	17
Total number of loans and unpaid principal balance	195	$47	259	$58
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

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table presents Ally Bank's new claims by vintage (original unpaid principal balance).

	Three months ended March 31,
($ in millions)	2013	2012
Pre 2008	$12	$15
2008	38	38
Post 2008	20	34
Total claims	$70	$87
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
As part of our quarterly assessment of critical accounting estimates, we concluded that in accordance with Accounting Standards Codification 740, Income Taxes, there was a change in the methodologies and processes used in developing the provision for income taxes from what was described in our 2012 Annual Report on Form 10-K. Refer to Note 1 to the Condensed Consolidated Financial Statements for further discussion regarding the methodology and process used in the determination of provision for income taxes. There have been no other significant changes in the methodologies and processes used in developing these estimates from what was described in our 2012 Annual Report on Form 10-K.
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

($ in millions)	March 31, 2013	December 31, 2012
Assets at fair value	$18,676	$20,408
As a percentage of total assets	11%	11%
Liabilities at fair value	$406	$2,468
As a percentage of total liabilities	n/m	2%
Assets at fair value using Level 3 inputs	$1,252	$1,288
As a percentage of assets at fair value	7%	6%
Liabilities at fair value using Level 3 inputs	$—	$3
As a percentage of liabilities at fair value	n/m	n/m
n/m = not meaningful
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
Net Interest Margin Table
The following table presents an analysis of net interest margin excluding discontinued operations for the periods shown.

	2013			2012			Increase (decrease) due to (a)
Three months ended March 31, ($ in millions)	Average balance (b)	Interest income/ interest expense	Yield/ rate	Average balance (b)	Interest income/ interest expense	Yield/ rate	Volume	Yield/rate	Total
Assets
Interest-bearing cash and cash equivalents	$6,565	$3	0.19%	$8,724	$2	0.09%	$(1)	$2	$1
Trading assets	—	—	—	958	9	3.78	(9)	—	(9)
Investment securities (c)	13,921	63	1.84	12,633	69	2.20	8	(14)	(6)
Loans held-for-sale, net	2,027	16	3.20	3,463	31	3.60	(12)	(3)	(15)
Finance receivables and loans, net (d) (e)	98,595	1,135	4.67	90,445	1,093	4.86	95	(53)	42
Investment in operating leases, net (f)	14,205	299	8.54	9,345	202	8.69	102	(5)	97
Total interest-earning assets	135,313	1,516	4.54	125,568	1,406	4.50	183	(73)	110
Noninterest-bearing cash and cash equivalents	1,967			1,682
Other assets (g)	38,257			58,516
Allowance for loan losses	(1,172)			(1,274)
Total assets	$174,365			$184,492
Liabilities
Interest-bearing deposit liabilities	$47,985	$164	1.39%	$41,128	$163	1.59%	$25	$(24)	$1
Short-term borrowings	4,585	16	1.42	3,436	17	1.99	5	(6)	(1)
Long-term debt (h) (i) (j)	71,957	701	3.95	72,719	880	4.87	(9)	(170)	(179)
Total interest-bearing liabilities (h) (i) (k)	124,527	881	2.87	117,283	1,060	3.64	21	(200)	(179)
Noninterest-bearing deposit liabilities	1,579			2,141
Total funding sources (i) (l)	126,106	881	2.83	119,424	1,060	3.57
Other liabilities (m)	28,087			45,588
Total liabilities	154,193			165,012
Total equity	20,172			19,480
Total liabilities and equity	$174,365			$184,492
Net financing revenue		$635			$346		$162	$127	$289
Net interest spread (n)			1.67%			0.86%
Net interest spread excluding original issue discount (n)			1.89%			1.29%
Net interest spread excluding original issue discount and including noninterest-bearing deposit liabilities (n)			1.93%			1.35%
Net yield on interest-earning assets (o)			1.90%			1.11%
Net yield on interest-earning assets excluding original issue discount (o)			2.07%			1.45%

(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.

(b)	Average balances are calculated using a combination of monthly and daily average methodologies.

(c)
Excludes income on equity investments of $5 million during the three months ended March 31, 2013 and 2012, respectively. Yields on available-for-sale debt securities are based on fair value as opposed to historical cost.

(d)
Nonperforming finance receivables and loans are included in the average balances. For information on our accounting policies regarding nonperforming status, refer to Note 1 to the Consolidated Financial Statements in our 2012 Annual Report on Form 10-K.

(e)	Includes other interest income of $2 million during the three months ended March 31, 2012.

(f)
Includes gains on sale of $64 million and $23 million during the three months ended March 31, 2013 and 2012, respectively. Excluding these gains on sale, the annualized yield would be 6.72% and 7.70% at March 31, 2013 and 2012, respectively.

(g)	Includes average balances of assets of discontinued operations.

(h)	Includes the effects of derivative financial instruments designated as hedges.

(i)
Average balance includes $1,753 million and $2,062 million related to original issue discount at March 31, 2013 and 2012, respectively. Interest expense includes original issue discount amortization of $57 million and $108 million during the three months ended March 31, 2013 and 2012, respectively.

(j)	Excluding original issue discount the rate on long-term debt was 3.54% and 4.15% at March 31, 2013 and 2012, respectively.

(k)	Excluding original issue discount the rate on total interest-bearing liabilities was 2.65% and 3.21% at March 31, 2013 and 2012, respectively.

(l)	Excluding original issue discount the rate on total funding sources was 2.61% and 3.15% at March 31, 2013 and 2012, respectively.

(m)	Includes average balances of liabilities of discontinued operations.

(n)	Net interest spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

(o)	Net yield on interest-earning assets represents net financing revenue as a percentage of total interest-earning assets.

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
While these statements represent our current judgment on what the future may hold and we believe these judgments are reasonable, these statements are not guarantees of any events or financial results, and Ally’s actual results may differ materially due to numerous important factors that are described in the most recent reports on Forms 10-K and 10-Q for Ally, each of which may be revised or supplemented in subsequent reports on Forms 10-Q and 8-K. Such factors include, among others, the following: maintaining the mutually beneficial relationship between Ally and General Motors (“GM”), and Ally and Chrysler Group LLC (“Chrysler”); the profitability and financial condition of GM and Chrysler; resolution of the bankruptcy filings by Residential Capital, LLC and certain of its subsidiaries; our ability to realize the anticipated benefits associated with being a bank holding company, and the increased regulation and restrictions that we are now subject to; the potential for deterioration in the residual value of off-lease vehicles; disruptions in the market in which we fund our operations, with resulting negative impact on our liquidity; changes in our accounting assumptions that may require or that result from changes in the accounting rules or their application, which could result in an impact on earnings; changes in the credit ratings of Ally, Chrysler, or GM; changes in economic conditions, currency exchange rates or political stability in the markets in which we operate; and changes in the existing or the adoption of new laws, regulations, policies or other activities of governments, agencies and similar organizations (including as a result of the Dodd-Frank Act and Basel III).
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
Refer to the Market Risk sections of Item 2, Management's Discussion and Analysis.

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

PART II — OTHER INFORMATION
Ally Financial Inc. • Form 10-Q

Item 1.    Legal Proceedings
Refer to Note 26 to the Condensed Consolidated Financial Statements (incorporated herein by reference) for a discussion related to our legal proceedings, which supplements the discussion of legal proceedings set forth in Note 29 to our 2012 Annual Report on Form 10-K.
Item 1A.    Risk Factors
Other than with respect to the risk factor provided below, there have been no material changes to the Risk Factors described in our 2012 Annual Report on Form 10-K.
Risks Related to Our Business
The previously contemplated settlement related to the ResCap bankruptcy has been allowed to lapse by ResCap and, as a result, there is substantial uncertainty related to resolution of the bankruptcy and substantial claims could be brought against us.
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
As of the Petition Date, two separate groups of institutional investors in residential mortgage-backed securities (RMBS Investors) issued by ResCap's affiliates and holding more than 25 percent of at least one class in each of 290 securitizations agreed to settle alleged representation and warranty claims against the Debtors' estates in exchange for a total $8.7 billion allowed claim in the Debtors' bankruptcy cases, subject to the applicable securitization trustees' acceptance of the terms of the settlements (the RMBS Settlements). The RMBS Investors also signed separate plan support agreements (PSAs) with the Debtors and AFI in support of the Plan at the time of entering into the RMBS Settlements. To date, RMBS Investors holding more than 25 percent of at least one class in each of 336 securitizations have agreed to the RMBS Settlements. These 336 securitizations have an aggregate original principal balance of approximately $189 billion (out of a total of 392 outstanding securitizations with an original principal balance of $221 billion). The RMBS Settlements are subject to Bankruptcy Court approval, and the Bankruptcy Court has scheduled a hearing to consider such approval beginning on May 28, 2013. The PSAs are not part of this scheduled Bankruptcy Court hearing. A number of creditors have raised objections to the RMBS Settlements, but the trustees representing the 336 securitization trusts and AFI have filed statements in support of the Debtors' motion to approve the RMBS Settlements. Separately, the Debtors have failed to meet several Plan milestones in their bankruptcy cases, each of which has given the RMBS Investors the right to terminate the PSAs upon three business days advance written notice to the Debtors and AFI. On April 18, 2013, one of the two groups of RMBS Investors represented by Talcott Franklin P.C. sent the Debtors and AFI a notice of termination of its PSA. The other group of RMBS Investors represented by Gibbs and Bruns LLP has not given the Debtors and AFI such a notice to date, but have the right to do so at any time. If the RMBS Settlements were not approved or the RMBS Investors were to decide not to support any proposed plan, it could adversely impact the likelihood that any plan is approved by the Bankruptcy Court. AFI continues to support the RMBS Settlements at this time.
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
On December 26, 2012, the Bankruptcy Court, in an effort to facilitate plan negotiations, entered an order appointing bankruptcy judge James M. Peck, Esq. as mediator (the Mediator) through and until February 28, 2013, to assist the parties in resolving certain issues relating to

Ally Financial Inc. • Form 10-Q

the formulation and confirmation of the Plan. On March 5, 2013, the Bankruptcy Court entered an order extending the Mediator's term to and including May 31, 2013, unless the Mediator declares in a written order on an earlier date that the mediation is at an impasse and should be terminated. AFI, the Debtors, the official committee of unsecured creditors appointed in the Debtors' bankruptcy cases (the Creditors' Committee) and certain other creditor constituencies are engaging in ongoing mediation sessions under a Bankruptcy Court order of confidentiality. Given the inherent uncertainty of the bankruptcy process, it is reasonably possible that a settlement could be reached that results in a payment substantially higher than the current $750 million estimate, or that no settlement is reached at all. The ultimate outcome of these settlement discussions will be affected by various factors, including, among others, the highly complex nature of the bankruptcy process, competing interests of various parties, disparate creditor priorities, the uncertainty of obtaining certain non-financial terms being sought, competing jurisdictional claims, uncertain residual estate property value, and the timing and unknown conclusions of the independent examiner's investigation.
On February 26, 2013, the Debtors and the Creditors' Committee entered into an agreement, the terms of which provided that, among other things, the Creditors' Committee would support extending the Debtors' exclusive period to file a Chapter 11 plan through and until April 30, 2013, the Debtors would consent to any motion filed by the Creditors' Committee after April 30, 2013 seeking standing to bring estate causes of action against AFI and the Debtors would allow the Settlement to automatically expire on February 28, 2013.
Thereafter, on March 5, 2013, the Bankruptcy Court entered an order extending the Debtors' exclusive period to file a Chapter 11 plan through and until April 30, 2013. On April 15, 2013, the Bankruptcy court entered an order further extending the Debtors' exclusive period to file a Chapter 11 plan through and until May 7, 2013.
On April 11, 2013, the Creditors' Committee filed a motion seeking standing to assert claims against AFI on behalf of the Debtors' estates. In its motion, the Creditors' Committee alleged, among other things, that AFI stripped the Debtors of valuable assets and exercised domination, control and abuse of the Debtors. The Creditors' Committee's claims against AFI include veil-piercing, fraudulent conveyance, indemnification, preferential transfer, and equitable subordination. The Creditors' Committee asserted that AFI may be liable for billions of dollars on account of these claims. AFI believes that these claims have no merit and is fully prepared to litigate these claims to final resolution. The Bankruptcy Court has scheduled a hearing for May 7, 2013 to consider the Creditors' Committee's motion for standing.
On February 27, 2013, the Debtors filed a motion with the Bankruptcy Court seeking, for purposes of any proposed Chapter 11 plan, that GMAC Mortgage's obligation to conduct and pay for independent file review regarding certain residential foreclosure actions and foreclosure sales prosecuted by GMAC Mortgage and its subsidiaries, as required under the Consent Order, be classified as a general unsecured claim in an amount to be determined, and that the automatic stay under the Bankruptcy Code be applied to prevent the FRB, the FDIC, and other governmental entities from taking any action to enforce the obligation against the Debtors (the Foreclosure Review Motion). The Bankruptcy Court is expected to issue a written opinion on relief sought in the Foreclosure Review Motion in the near future. If the Bankruptcy Court approves the Foreclosure Review Motion, such governmental entities are likely to seek to enforce the obligation against AFI, and any such obligations ultimately borne by AFI could be material.
We are currently named as defendants in various lawsuits relating to ResCap mortgage-backed securities and certain other mortgage-related matters (the Mortgage Cases), which are described in more detail in Note 26 to the Condensed Consolidated Financial Statements. We had previously disclosed that several of the Mortgage Cases were subject to orders entered by the Bankruptcy Court staying the matters through April 30, 2013 in connection with the Debtors bankruptcy. On May 1, 2013, all stay orders applicable to the Ally non-Debtor defendants with respect to the Mortgage Cases expired. As a result, all of the Mortgage Cases are proceeding against us.
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

Signatures
Ally Financial Inc. • Form 10-Q

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 1st day of May, 2013.

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