Form 10-Q
period 2013-06-30
Ally Financial Inc.
filed 2013-08-02
CIK 40729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013, or

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
Yes ☐                    No ☑
At August 1, 2013, the number of shares outstanding of the Registrant’s common stock was 1,330,970 shares.

INDEX
Ally Financial Inc. • Form 10-Q

Table of Contents	PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statement of Comprehensive Income (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2013	2012	2013	2012
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$1,139	$1,140	$2,274	$2,233
Interest on loans held-for-sale	3	20	19	51
Interest on trading assets	—	1	—	10
Interest and dividends on available-for-sale investment securities	76	77	144	151
Interest-bearing cash	2	9	5	11
Operating leases	788	561	1,522	1,068
Total financing revenue and other interest income	2,008	1,808	3,964	3,524
Interest expense
Interest on deposits	162	160	326	323
Interest on short-term borrowings	16	19	32	36
Interest on long-term debt	703	837	1,404	1,717
Total interest expense	881	1,016	1,762	2,076
Depreciation expense on operating lease assets	499	335	934	640
Net financing revenue	628	457	1,268	808
Other revenue
Servicing fees	19	113	101	235
Servicing asset valuation and hedge activities, net	(12)	46	(213)	(60)
Total servicing income, net	7	159	(112)	175
Insurance premiums and service revenue earned	258	261	517	531
(Loss) gain on mortgage and automotive loans, net	(1)	86	37	106
Other gain on investments, net	64	64	115	153
Other income, net of losses	74	144	231	354
Total other revenue	402	714	788	1,319
Total net revenue	1,030	1,171	2,056	2,127
Provision for loan losses	89	33	220	131
Noninterest expense
Compensation and benefits expense	252	270	537	573
Insurance losses and loss adjustment expenses	146	149	261	247
Other operating expenses	403	552	961	1,006
Total noninterest expense	801	971	1,759	1,826
Income from continuing operations before income tax expense (benefit)	140	167	77	170
Income tax expense (benefit) from continuing operations	40	(16)	(83)	(15)
Net income from continuing operations	100	183	160	185
(Loss) income from discontinued operations, net of tax	(1,027)	(1,081)	6	(773)
Net (loss) income	(927)	(898)	166	(588)
Other comprehensive loss, net of tax	(181)	(206)	(498)	(19)
Comprehensive loss	$(1,108)	$(1,104)	$(332)	$(607)
Statement continues on the next page.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Comprehensive Income (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended June 30,		Six months ended June 30,
($ in millions except per share data)	2013	2012	2013	2012
Net loss attributable to common shareholders
Net income from continuing operations	$100	$183	$160	$185
Preferred stock dividends — U.S. Department of Treasury	(133)	(134)	(267)	(267)
Preferred stock dividends	(67)	(67)	(134)	(134)
Net loss from continuing operations attributable to common shareholders	(100)	(18)	(241)	(216)
(Loss) income from discontinued operations, net of tax	(1,027)	(1,081)	6	(773)
Net loss attributable to common shareholders	$(1,127)	$(1,099)	$(235)	$(989)
Basic weighted-average common shares outstanding	1,330,970	1,330,970	1,330,970	1,330,970
Diluted weighted-average common shares outstanding (a)	1,330,970	1,330,970	1,330,970	1,330,970
Basic earnings per common share
Net loss from continuing operations	$(75)	$(13)	$(180)	$(162)
(Loss) income from discontinued operations, net of tax	(772)	(812)	4	(581)
Net loss	$(847)	$(825)	$(176)	$(743)
Diluted earnings per common share (a)
Net loss from continuing operations	$(75)	$(13)	$(180)	$(162)
(Loss) income from discontinued operations, net of tax	(772)	(812)	4	(581)
Net loss	$(847)	$(825)	$(176)	$(743)

(a)
Due to the antidilutive effect of converting the Fixed Rate Cumulative Mandatorily Convertible Preferred Stock into common shares and the net loss from continuing operations attributable to common shareholders for the three months and six months ended June 30, 2013 and 2012, respectively, loss from continuing operations attributable to common shareholders and basic weighted-average common shares outstanding were used to calculate basic and diluted earnings per share.

The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Balance Sheet (unaudited)
Ally Financial Inc. • Form 10-Q

($ in millions)	June 30, 2013	December 31, 2012
Assets
Cash and cash equivalents
Noninterest-bearing	$1,292	$1,073
Interest-bearing	6,482	6,440
Total cash and cash equivalents	7,774	7,513
Investment securities	17,015	14,178
Loans held-for-sale, net ($56 and $2,490 fair value-elected)	102	2,576
Finance receivables and loans, net
Finance receivables and loans, net	96,993	99,055
Allowance for loan losses	(1,183)	(1,170)
Total finance receivables and loans, net	95,810	97,885
Investment in operating leases, net	16,085	13,550
Mortgage servicing rights	—	952
Premiums receivable and other insurance assets	1,611	1,609
Other assets	6,701	11,908
Assets of operations held-for-sale	5,529	32,176
Total assets	$150,627	$182,347
Liabilities
Deposit liabilities
Noninterest-bearing	$72	$1,977
Interest-bearing	50,053	45,938
Total deposit liabilities	50,125	47,915
Short-term borrowings	4,197	7,461
Long-term debt	64,534	74,561
Interest payable	999	932
Unearned insurance premiums and service revenue	2,301	2,296
Accrued expenses and other liabilities	5,043	6,585
Liabilities of operations held-for-sale	4,263	22,699
Total liabilities	131,462	162,449
Equity
Common stock and paid-in capital	19,668	19,668
Mandatorily convertible preferred stock held by U.S. Department of Treasury	5,685	5,685
Preferred stock	1,255	1,255
Accumulated deficit	(7,256)	(7,021)
Accumulated other comprehensive (loss) income	(187)	311
Total equity	19,165	19,898
Total liabilities and equity	$150,627	$182,347
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

($ in millions)	June 30, 2013	December 31, 2012
Assets
Finance receivables and loans, net
Finance receivables and loans, net	$29,001	$31,510
Allowance for loan losses	(144)	(144)
Total finance receivables and loans, net	28,857	31,366
Investment in operating leases, net	5,956	6,060
Other assets	1,479	2,868
Assets of operations held-for-sale	155	12,139
Total assets	$36,447	$52,433
Liabilities
Short-term borrowings	$500	$400
Long-term debt	25,398	26,461
Interest payable	1	1
Accrued expenses and other liabilities	24	16
Liabilities of operations held-for-sale	155	9,686
Total liabilities	$26,078	$36,564
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Changes in Equity (unaudited)
Ally Financial Inc. • Form 10-Q

($ in millions)	Common stock and paid-in capital	Mandatorily convertible preferred stock held by U.S. Department of Treasury	Preferred stock	Accumulated deficit	Accumulated other comprehensive income (loss)	Total equity
Balance at January 1, 2012	$19,668	$5,685	$1,255	$(7,415)	$87	$19,280
Net loss				(588)		(588)
Preferred stock dividends — U.S. Department of Treasury				(267)		(267)
Preferred stock dividends				(134)		(134)
Other comprehensive loss, net of tax					(19)	(19)
Balance at June 30, 2012	$19,668	$5,685	$1,255	$(8,404)	$68	$18,272
Balance at January 1, 2013	$19,668	$5,685	$1,255	$(7,021)	$311	$19,898
Net income				166		166
Preferred stock dividends — U.S. Department of Treasury				(267)		(267)
Preferred stock dividends				(134)		(134)
Other comprehensive loss, net of tax					(498)	(498)
Balance at June 30, 2013	$19,668	$5,685	$1,255	$(7,256)	$(187)	$19,165
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Cash Flows (unaudited)
Ally Financial Inc. • Form 10-Q

Six months ended June 30, ($ in millions)	2013	2012
Operating activities
Net income (loss)	$166	$(588)
Reconciliation of net income to net cash provided by operating activities
Depreciation and amortization	1,346	1,151
Changes in fair value of mortgage servicing rights	102	401
Provision for loan losses	270	169
Gain on sale of loans, net	(37)	(252)
Net gain on investment securities	(116)	(162)
Originations and purchases of loans held-for-sale	(6,221)	(15,801)
Proceeds from sales and repayments of loans held-for-sale	8,577	17,499
Impairment and settlement related to Residential Capital, LLC	1,350	1,192
Gain on sale of subsidiaries, net	(930)	(28)
Net change in
Trading assets	—	595
Deferred income taxes	(617)	(85)
Interest payable	61	130
Other assets	1,377	1,028
Other liabilities	(1,240)	(528)
Other, net	(675)	219
Net cash provided by operating activities	3,413	4,940
Investing activities
Purchases of available-for-sale securities	(9,305)	(6,758)
Proceeds from sales of available-for-sale securities	3,700	5,636
Proceeds from maturities and repayment of available-for-sale securities	3,125	2,792
Net decrease (increase) in finance receivables and loans	1,591	(7,475)
Proceeds from sales of finance receivables and loans	—	1,978
Purchases of operating lease assets	(4,786)	(3,350)
Disposals of operating lease assets	1,318	892
Sale of mortgage servicing rights	911	—
Proceeds from sale of business units, net (a)	6,933	516
Net cash effect from deconsolidation of Residential Capital, LLC	—	(539)
Net change in restricted cash	2,319	69
Other, net	(140)	96
Net cash provided by (used in) investing activities	5,666	(6,143)
Statement continues on the next page.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Cash Flows (unaudited)
Ally Financial Inc. • Form 10-Q

Six months ended June 30, ($ in millions)	2013	2012
Financing activities
Net change in short-term borrowings	(2,832)	(1,485)
Net increase in deposits	2,151	2,973
Proceeds from issuance of long-term debt	8,037	19,123
Repayments of long-term debt	(17,765)	(15,916)
Dividends paid	(401)	(401)
Net cash (used in) provided by financing activities	(10,810)	4,294
Effect of exchange-rate changes on cash and cash equivalents	50	(39)
Net (decrease) increase in cash and cash equivalents	(1,681)	3,052
Adjustment for change in cash and cash equivalents of operations held-for-sale (a) (b)	1,942	39
Cash and cash equivalents at beginning of year	7,513	13,035
Cash and cash equivalents at June 30,	$7,774	$16,126
Supplemental disclosures
Cash paid for
Interest	$1,998	$2,563
Income taxes	47	273
Other disclosures
Proceeds from sales and repayments of mortgage loans held-for-investment originally designated as held-for-sale	24	104

(a)	The amounts are net of cash and cash equivalents of $1,418 million at June 30, 2013 and $147 million at June 30, 2012 of business units at the time of disposition.

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
The Condensed Consolidated Financial Statements at June 30, 2013, and for the three months and six months ended June 30, 2013, and 2012, are unaudited but reflect all adjustments that are, in management’s opinion, necessary for the fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements (and the related notes) included in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed on March 1, 2013, with the U.S. Securities and Exchange Commission (SEC) as revised by the Current Report on Form 8-K filed with the SEC on July 9, 2013 (referred to herein as 2012 Annual Report).
Residential Capital, LLC
Our mortgage operations were historically a significant portion of our operations and were conducted primarily through our Residential Capital, LLC (ResCap) subsidiary. On May 14, 2012, ResCap and certain of its wholly owned direct and indirect subsidiaries (collectively, the Debtors) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court). As a result of the bankruptcy filing, effective May 14, 2012, we deconsolidated ResCap from our financial statements and recorded a charge of $442 million for the impairment of Ally's investment in ResCap. During the first quarter of 2013, we discontinued performing certain mortgage activities, which were required as part of the bankruptcy process until the sale of certain assets occurred. As a result of us discontinuing these activities, the operations of ResCap were classified as discontinued, refer to Note 2.
On May 14, 2013, Ally Financial Inc., on behalf of itself and certain of its subsidiaries (collectively, AFI) entered into a Plan Support Agreement (the PSA) with the Debtors, the official committee of unsecured creditors appointed in the Debtors' Chapter 11 cases (the Creditors' Committee), and certain creditors, including AIG Asset Management (U.S.), LLC; Allstate Insurance Company; Financial Guaranty Insurance Company (FGIC), which has executed the agreement pending regulatory approval; counsel to the putative class of persons represented in the consolidated class action entitled In re: Community Bank of Northern Virginia Second Mortgage Lending Practice Litigation, filed in the United States District Court for the Western District of Pennsylvania, MDL No. 1674, Case Nos. 03-0425, 02-01201, 05-0688, 05-1386; Massachusetts Mutual Life Insurance Company; MBIA Insurance Corporation; Paulson & Co. Inc., a holder of ResCap's senior unsecured notes issued by ResCap; Prudential Insurance Company of America; certain investors in residential mortgage-backed securities (RMBS) backed by mortgage loans held by securitization trusts associated with securitizations sponsored by the Debtors between 2004 and 2007 represented by Kathy Patrick of Gibbs & Bruns LLP and Keith H. Wofford of Ropes & Gray LLP; Talcott Franklin of Talcott Franklin, P.C. as counsel for certain RMBS investors; Wilmington Trust, National Association in its capacity as Indenture Trustee for ResCap's senior unsecured notes; and certain trustees or indenture trustee for certain mortgage-backed securities trusts (collectively, the Consenting Claimants).
On June 26, 2013, the Bankruptcy Court entered an order approving the PSA. The PSA provides for the parties to support a Chapter 11 plan in the Debtors' Chapter 11 cases (the Plan) that will, among other things, settle and provide AFI full releases for all existing and potential claims between AFI and the Debtors, including all representation and warranty claims that reside with the Debtors, and all pending and potential claims held by third parties related to the Debtors that could be brought against AFI, except for securities claims by the Federal Housing Finance Agency and the Federal Deposit Insurance Corporation (FDIC), as receiver for certain failed banks. AFI believes it has strong defenses against these claims and will vigorously defend its position, as necessary.
The PSA also provides, among other things, that, on the effective date of the Plan, AFI will contribute to the Debtors' estates $1.95 billion in cash or cash equivalents, and will further contribute $150 million received by AFI for claims it pursues against its insurance carriers related to the claims released in connection with the Plan, with such amount guaranteed by AFI to be paid no later than September 30, 2014 (collectively, the Ally Contribution) in exchange for the releases of AFI to be included in the Plan. These amounts have been reflected within our accrued expenses and other liabilities, refer to Note 15. The Ally Contribution and other assets of the Debtors' estates will be distributed to creditors under the Plan. In addition, the PSA contemplated the payoff of Ally secured debt on or before the effective date of the Plan. On June 13, 2013, the Debtors paid AFI approximately $1.127 billion in full satisfaction of the AFI revolving credit facility and line of credit. The payment to AFI was approved by the Bankruptcy Court with an express reservation of rights, claims and remedies against AFI and a reciprocal reservation of rights, claims and remedies for AFI's benefit in the event the Plan does not become effective.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The PSA also provides that the Debtors will remain responsible for all costs and obligations imposed on the Debtors under (i) the consent judgment among the United States Department of Justice, the Attorneys General of certain states, ResCap, GMAC Mortgage, LLC (GMACM) and Ally Financial Inc. entered by the District Court for the District of Columbia on February 9, 2012, (ii) the consent order among ResCap, GMACM, Ally Financial Inc., Ally Bank, the Federal Reserve Board (FRB) and the FDIC, dated April 13, 2011 (the Consent Order) and (iii) the order of assessment among ResCap, GMACM, Ally Financial Inc. and the Board of Governors of the Federal Reserve System, excluding certain obligations that are being performed by Ocwen Financial Corporation (Ocwen). Notably, on June 26, 2013, the Bankruptcy Court approved a term sheet (the FRB Term Sheet) encompassing the terms of an amendment to the Consent Order (the Consent Order Amendment). The FRB Term Sheet, among other things, required the Debtors to escrow approximately $230 million (the FRB Settlement Amount) in exchange for the FRB suspending the foreclosure review mandated under the Consent Order (the FRB Foreclosure Review) for 30 days. The FRB Term Sheet was fully executed on June 27, 2013 and the FRB Foreclosure Review was suspended on June 28, 2013. On July 26, 2013, the Bankruptcy Court approved the Consent Order Amendment and, as a result, the Debtors are no longer responsible for the FRB Foreclosure Review, and the FRB Settlement Amount will be distributed to individual borrowers in full satisfaction of the Debtors' foreclosure review obligations.
Further, the PSA requires that the Plan include a settlement of insurance disputes between AFI and the Debtors under which the Debtors will relinquish in favor of AFI all of their rights to coverage under certain insurance policies. The PSA also requires that all litigation against AFI by the Debtors, the Creditors' Committee and the Consenting Claimants be stayed so long as the PSA has not been terminated.
The PSA requires, among other things, that the following milestones be satisfied: (i) the FGIC rehabilitation court must approve the PSA and a separate settlement agreement entered into among the Debtors, FGIC, trustees of residential mortgage-backed trusts and certain institutional investors (the FGIC Settlement) on or before August 19, 2013; (ii) the Bankruptcy Court must approve the Disclosure Statement on or before August 30, 2013; and (iii) the effective date of the Plan must occur on or before December 15, 2013. In the event any of the above milestones are not satisfied, the PSA could be terminated.
The PSA also includes a number of additional events that could result in the PSA being terminated, including the following: (i) the Bankruptcy Court enters an order appointing a Chapter 11 trustee; (ii) any of the Debtors' Chapter 11 cases are dismissed or converted to a case under Chapter 7 of the Bankruptcy Code; (iii) any court has entered a final, non-appealable judgment or order declaring any material portion of the PSA unenforceable; (iv) the releases set forth in the PSA are modified, amended, changed, severed or otherwise altered in the Plan or any other definitive document; and (v) the PSA ceases to be binding on AFI or the Creditors' Committee.
Additionally, the PSA requires that several conditions be satisfied or waived before the Plan can be effective, including, the following: (i) the Bankruptcy Court approves the Plan and Disclosure Statement on terms reasonably acceptable to the parties; (ii) the order confirming the Plan (the Confirmation Order) must have been entered by the Bankruptcy Court and provide for, among other things, the releases specified in the PSA; (iii) the Confirmation Order must not have been stayed, modified, or vacated on appeal, and the time to appeal shall have passed; (iv) the FGIC rehabilitation court must have approved the PSA and FGIC Settlement Agreement, including the release of all present and future claims against FGIC relating to FGIC policies; (v) AFI must have funded the Ally Contribution; and (vi) AFI's secured claims against the Debtors must have been fully satisfied.
On July 3, 2013, the Debtors filed the Plan, which incorporates the terms of the PSA described herein, and related disclosure statement (the Disclosure Statement), with the Bankruptcy Court. The Bankruptcy Court has scheduled a hearing to consider approval of the Disclosure Statement on August 21, 2013, and the Plan confirmation hearing is currently targeted for late October 2013.
On June 4, 2012, Berkshire Hathaway Inc. filed a motion in the Bankruptcy Court for the appointment of an independent examiner to investigate, among other things, certain of the Debtors' transactions with AFI occurring prior to the Petition Date, any claims the Debtors may hold against AFI's officers and directors, and any claims the Debtors proposed to release under the Plan. On June 20, 2012, the Bankruptcy Court approved the appointment of an examiner and, subsequently, the United States Trustee for the Southern District of New York appointed former bankruptcy judge Arthur J. Gonzalez, Esq. as the examiner (the Examiner). Upon approving the PSA on June 26, 2013, the Bankruptcy Court unsealed the Examiner's investigative report. Under the terms of the PSA, the contents of the report may not be used by any party as a basis for terminating or modifying the PSA.
There can be no assurance that any of the required milestones will be satisfied, that the conditions to effectiveness will be satisfied or waived or that none of the specified termination events will occur. The termination of the PSA or the failure of the PSA to become effective could result in modifications to the Plan, or the pursuit of an alternative form of reorganization or liquidation. This would result in delay and significant expense, and any modifications to the Plan or other alternative may well be less favorable to AFI.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Refer to Note 1 to the Consolidated Financial Statements in our 2012 Annual Report regarding additional significant accounting policies.
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
Foreign Currency Matters - Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (ASU 2013-05)
In March 2013, the Financial Accounting Standards Board issued ASU 2013-05. This ASU requires a reporting entity that ceases to have a controlling financial interest, in a subsidiary or group of assets or a business, within a foreign entity to release any related Cumulative Translation Adjustment (CTA) into net income. The CTA should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity. For an equity method investment that is a foreign entity, a pro rata portion of the CTA should be released into net income upon a partial sale of such an investment. This ASU clarifies that the sale of an investment in a foreign entity includes both events that result in the loss of a controlling financial interest in a foreign entity, irrespective of any retained investment, and events that result in step acquisition under which an acquirer obtains control of an acquiree in which it held an equity interest immediately before the acquisition date. Under these circumstances, the CTA should be released into net income upon their occurrence. ASU 2013-04 will be effective for us prospectively on January 1, 2014. Management is currently assessing the potential impact of the application of this guidance. However, since the guidance is prospective and we are in the process of exiting most of our international businesses, it is not expected to have a material effect on our consolidated financial condition or results of operations.
Derivatives and Hedging - Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (ASU 2013-10)
In July 2013, The Financial Accounting Standards Board issued ASU 2013-10. This ASU establishes the Fed Funds Effective Swap Rate (OIS) as an additional U.S. benchmark interest rate for hedge accounting purposes. Prior to this ASU's addition of the OIS as a benchmark rate, only interest rates on direct Treasury obligations and the LIBOR swap rate were considered to be such benchmarks. Amendments of the update also remove the restriction on using different benchmark rates for similar hedges. The amendments are effective prospectively when entering into new or redesignating existing hedging relationships on or after July 17, 2013. Since the new guidance simply allows for an additional hedge index to be utilized for hedge accounting purposes, the implementation of this guidance is not expected to have a material effect on our consolidated financial condition or results of operations.
Income Taxes - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11)
In July 2013, The Financial Accounting Standards Board issued ASU 2013-11. This ASU requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The guidance further includes an exception that if a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available to settle any additional income taxes that would result from the

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

disallowance of a tax position at the reporting date or the tax law of the applicable jurisdiction does not require the entity to use them and the entity does not intend to use them, the deferred tax asset for such purpose should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Early adoption and retrospective application are permitted. The adoption of this guidance is not expected to have a material affect to our consolidated financial condition or results of operations.
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
Select Insurance Operations
During the second quarter of 2013, we sold our Mexican insurance business, ABA Seguros, to the ACE Group. During the first quarter of 2013, we sold our U.K.-based operations to a wholly owned subsidiary of AMTrust Financial Services, Inc.
Select Automotive Finance Operations
During the fourth quarter of 2012, we committed to sell our automotive finance operations in Europe and Latin America to General Motors Financial Company, Inc. (GM Financial). On the same date, we entered into an agreement with GM Financial to acquire our 40% interest in a motor vehicle finance joint venture in China. During the second quarter of 2013, we completed the sale of our operations in Europe and the majority of Latin America to GM Financial. The transaction included European operations in Germany, the United Kingdom, Italy, Sweden, Switzerland, Austria, Belgium, France and the Netherlands, and Latin American operations in Mexico, Chile, and Colombia. We expect to complete the sale of our remaining Latin American operations in Brazil and the joint venture in China during 2013 or possibly 2014.
During the first quarter of 2013, we sold our Canadian automotive finance operations, Ally Credit Canada Limited and ResMor Trust, to Royal Bank of Canada. During the first quarter of 2012, we completed the sale of our Venezuela operations.
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

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2013		2012	2013		2012
Select Mortgage operations
Total net revenue	$—		$37	$—		$440
Pretax loss including direct costs to transact a sale (a) (b)	(1,584)		(1,298)	(1,604)		(1,165)
Tax (benefit) expense (c)	(549)		8	(533)		24
Select Insurance operations
Total net revenue	$42		$149	$190		$305
Pretax income (loss) including direct costs to transact a sale (a)	286	(d)	(3)	314	(d)	35
Tax (benefit) expense (c)	(16)		9	(15)		18
Select Automotive Finance operations
Total net revenue	$83		$385	$369		$772
Pretax (loss) income including direct costs to transact a sale (a)	(348)	(e)	230	694	(e) (f)	426
Tax (benefit) expense (c)	(52)		19	(53)		58
Select Corporate and Other operations
Total net revenue	$—		$7	$—		$9
Pretax income	2		26	1		32
Tax expense	—		—	—		1

(a)	Includes certain treasury and other corporate activity recognized by Corporate and Other.

(b)	Includes the results of ResCap. Refer to Note 1 for more information regarding the Debtors' bankruptcy.

(c)	Includes certain income tax activity recognized by Corporate and Other.

(d)	Includes recognized pretax gain of $274 million in connection with the sale of our Mexican insurance business, ABA Seguros.

(e)	Includes recognized pretax loss of $371 million in connection with the sale of our European and the majority of our Latin American automotive finance operations.

(f)	Includes recognized pretax gain of $888 million in connection with the sale of our Canadian automotive finance operations, Ally Credit Canada Limited, and ResMor Trust.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Held-for-sale Operations
The assets and liabilities of operations held-for-sale are summarized below.

June 30, 2013 ($ in millions)	Select Automotive Finance operations (a)
Assets
Cash and cash equivalents
Noninterest-bearing	$30
Interest-bearing	174
Total cash and cash equivalents	204
Finance receivables and loans, net
Finance receivables and loans, net	3,953
Allowance for loan losses	(90)
Total finance receivables and loans, net	3,863
Other assets	1,462
Total assets	$5,529
Liabilities
Short-term borrowings	$379
Long-term debt	3,299
Interest payable	106
Accrued expenses and other liabilities	479
Total liabilities	$4,263

(a)	Includes Brazil and our joint venture in China that are being sold to GM Financial.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

December 31, 2012 ($ in millions)	Select Insurance operations (a)	Select Automotive Finance operations (b)	Total held-for-sale operations
Assets
Cash and cash equivalents
Noninterest-bearing	$8	$100	$108
Interest-bearing	119	1,918	2,037
Total cash and cash equivalents	127	2,018	2,145
Investment securities	576	424	1,000
Finance receivables and loans, net
Finance receivables and loans, net	—	25,835	25,835
Allowance for loan losses	—	(208)	(208)
Total finance receivables and loans, net	—	25,627	25,627
Investment in operating leases, net	—	144	144
Premiums receivable and other insurance assets	277	—	277
Other assets	94	2,942	3,036
Impairment on assets of held-for-sale operations	(53)	—	(53)
Total assets	$1,021	$31,155	$32,176
Liabilities
Interest-bearing deposit liabilities	$—	$3,907	$3,907
Short-term borrowings	—	2,800	2,800
Long-term debt	—	13,514	13,514
Interest payable	—	177	177
Unearned insurance premiums and service revenue	506	—	506
Accrued expenses and other liabilities	297	1,498	1,795
Total liabilities	$803	$21,896	$22,699

(a)	Includes our U.K.-based operations and ABA Seguros.

(b)	Includes our Canadian operations sold to Royal Bank of Canada and international entities being sold to GM Financial.
Recurring Fair Value
There were no assets or liabilities for our held-for-sale operations measured at fair value on a recurring basis as of June 30, 2013. The December 31, 2012 balances can be found on the Consolidated Financial Statements in our 2012 Annual Report. Refer to Note 22 for descriptions of valuation methodologies used to measure material assets at fair value and details of the valuation models, key inputs to these models, and significant assumptions used.
3.     Other Income, Net of Losses
Details of other income, net of losses, were as follows.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2013	2012	2013	2012
Late charges and other administrative fees	$23	$21	$46	$42
Remarketing fees	19	15	39	32
Fair value adjustment on derivatives (a)	10	(46)	10	(34)
Mortgage processing fees and other mortgage income	2	108	81	230
Other, net	20	46	55	84
Total other income, net of losses	$74	$144	$231	$354

(a)	Refer to Note 20 for a description of derivative instruments and hedging activities.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

4.     Other Operating Expenses
Details of other operating expenses were as follows.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2013	2012	2013	2012
Insurance commissions	$93	$94	$185	$193
Technology and communications	92	80	163	169
Professional services	54	32	102	70
Lease and loan administration	31	57	112	111
Regulatory and licensing fees	29	31	62	64
Advertising and marketing	28	32	63	67
Premises and equipment depreciation	21	19	41	36
Vehicle remarketing and repossession	13	12	27	28
Occupancy	11	12	22	26
Mortgage representation and warranty obligation, net (a)	(2)	141	81	141
Other	33	42	103	101
Total other operating expenses	$403	$552	$961	$1,006

(a)	Refer to Note 26 for further details on representation and warranty obligation.
5.     Investment Securities
Our portfolio of securities includes bonds, equity securities, asset- and mortgage-backed securities, notes, interests in securitization trusts, and other investments. The cost, fair value, and gross unrealized gains and losses on available-for-sale securities were as follows:

	June 30, 2013				December 31, 2012
	Amortized cost	Gross unrealized		Fair value	Amortized cost	Gross unrealized		Fair value
($ in millions)		gains	losses			gains	losses
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$1,840	$1	$(51)	$1,790	$2,212	$3	$(1)	$2,214
Foreign government	290	4	(2)	292	295	8	—	303
Mortgage-backed residential (a)	10,558	39	(269)	10,328	6,779	130	(3)	6,906
Asset-backed	2,258	22	(4)	2,276	2,309	32	(1)	2,340
Corporate debt	1,297	24	(12)	1,309	1,209	57	(3)	1,263
Total debt securities	16,243	90	(338)	15,995	12,804	230	(8)	13,026
Equity securities	1,051	40	(71)	1,020	1,193	32	(73)	1,152
Total available-for-sale securities (b)	$17,294	$130	$(409)	$17,015	$13,997	$262	$(81)	$14,178

(a)	Residential mortgage-backed securities include agency-backed bonds totaling $7,720 million and $4,983 million at June 30, 2013, and December 31, 2012, respectively.

(b)
Certain entities related to our Insurance operations are required to deposit securities with state regulatory authorities. These deposited securities totaled $15 million and $15 million at June 30, 2013, and December 31, 2012, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The maturity distribution of available-for-sale debt securities outstanding is summarized in the following tables. Prepayments may cause actual maturities to differ from scheduled maturities.

	Total		Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years (a)
($ in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
June 30, 2013
Fair value of available-for-sale debt securities (b)
U.S. Treasury and federal agencies	$1,790	1.1%	$349	0.1%	$507	1.2%	$934	1.3%	$—	—%
Foreign government	292	3.9	10	7.4	111	4.3	171	3.5	—	—
Mortgage-backed residential	10,328	2.6	—	—	—	—	113	2.1	10,215	2.6
Asset-backed	2,276	1.9	—	—	1,700	1.9	484	1.8	92	2.6
Corporate debt	1,309	5.0	25	6.6	593	4.0	608	5.6	83	5.9
Total available-for-sale debt securities	$15,995	2.5	$384	0.7	$2,911	2.2	$2,310	2.7	$10,390	2.6
Amortized cost of available-for-sale debt securities	$16,243		$384		$2,898		$2,342		$10,619
December 31, 2012
Fair value of available-for-sale debt securities (b)
U.S. Treasury and federal agencies	$2,214	0.9%	$422	—%	$682	0.7%	$1,110	1.4%	$—	—%
Foreign government	303	2.5	1	2.2	136	1.8	166	3.0	—	—
Mortgage-backed residential	6,906	2.7	—	—	—	—	35	4.3	6,871	2.7
Asset-backed	2,340	2.1	—	—	1,543	2.0	510	1.7	287	3.3
Corporate debt	1,263	5.1	9	3.2	560	4.0	596	6.0	98	5.8
Total available-for-sale debt securities	$13,026	2.4	$432	0.1	$2,921	2.0	$2,417	2.6	$7,256	2.6
Amortized cost of available-for-sale debt securities	$12,804		$431		$2,880		$2,369		$7,124

(a)	Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment options.

(b)	Yields on tax-exempt obligations are computed on a tax-equivalent basis.
The balances of cash equivalents were $3.2 billion and $3.4 billion at June 30, 2013, and December 31, 2012, respectively, and were composed primarily of money market accounts and short-term securities, including U.S. Treasury bills.
The following table presents gross gains and losses realized upon the sales of available-for-sale securities and other-than-temporary impairment.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2013	2012	2013	2012
Gross realized gains	$67	$68	$137	$165
Gross realized losses	(3)	(4)	(14)	(12)
Other-than-temporary impairment	—	—	(8)	—
Net realized gains	$64	$64	$115	$153

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents interest and dividends on available-for-sale securities.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2013	2012	2013	2012
Taxable interest	$69	$70	$132	$139
Taxable dividends	7	7	12	12
Interest and dividends on available-for-sale securities	$76	$77	$144	$151
Certain available-for-sale securities were sold at a loss in 2013 as a result of market conditions. The table below summarizes available-for-sale securities in an unrealized loss position in accumulated other comprehensive income. Based on the methodology described below that was applied to these securities, we believe that the unrealized losses relate to factors other than credit losses in the current market environment. As of June 30, 2013, we did not have the intent to sell the debt securities with an unrealized loss position in accumulated other comprehensive income, and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. As of June 30, 2013, we had the ability and intent to hold equity securities with an unrealized loss position in accumulated other comprehensive income. As a result, we believe that the securities with an unrealized loss position in accumulated other comprehensive income are not considered to be other-than-temporarily impaired at June 30, 2013. Refer to Note 1 to the Consolidated Financial Statements in our 2012 Annual Report for additional information related to investment securities and our methodology for evaluating potential other-than-temporary impairments.

	June 30, 2013				December 31, 2012
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
($ in millions)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$1,648	$(51)	$—	$—	$244	$(1)	$—	$—
Foreign government	113	(2)	—	—	11	—	—	—
Mortgage-backed residential	7,326	(269)	13	—	493	(2)	23	(1)
Asset-backed	426	(4)	1	—	143	(1)	1	—
Corporate debt	501	(12)	2	—	120	(2)	15	(1)
Total temporarily impaired debt securities	10,014	(338)	16	—	1,011	(6)	39	(2)
Temporarily impaired equity securities	327	(42)	146	(29)	380	(39)	218	(34)
Total temporarily impaired available-for-sale securities	$10,341	$(380)	$162	$(29)	$1,391	$(45)	$257	$(36)
6.     Loans Held-for-Sale, Net
The composition of loans held-for-sale, net, was as follows.

($ in millions)	June 30, 2013	December 31, 2012
Consumer mortgage
1st Mortgage	$56	$2,490
Total consumer mortgage (a)	56	2,490
Commercial and industrial
Other	46	86
Total loans held-for-sale (b)	$102	$2,576

(a)	Fair value option-elected domestic consumer mortgages were $56 million and $2.5 billion at June 30, 2013, and December 31, 2012, respectively. Refer to Note 22 for additional information.

(b)
Totals are net of unamortized premiums and discounts and deferred fees and costs. Included in the totals are net unamortized discounts of $58 million at June 30, 2013, and net unamortized premiums of $26 million at December 31, 2012.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table summarizes held-for-sale mortgage loans reported at carrying value by higher-risk loan type.

($ in millions)	June 30, 2013	December 31, 2012
High original loan-to-value (greater than 100%) mortgage loans	$2	$378
Interest-only mortgage loans	—	10
Total higher-risk mortgage loans held-for-sale	$2	$388
7.     Finance Receivables and Loans, Net
The composition of finance receivables and loans, net, reported at carrying value before allowance for loan losses was as follows.

($ in millions)	June 30, 2013	December 31, 2012
Consumer automobile	$56,028	$53,715
Consumer mortgage
1st Mortgage	6,774	7,173
Home equity	2,496	2,648
Total consumer mortgage	9,270	9,821
Commercial
Commercial and industrial
Automobile	27,518	30,270
Mortgage	—	—
Other	1,502	2,697
Commercial real estate
Automobile	2,675	2,552
Mortgage	—	—
Total commercial	31,695	35,519
Total finance receivables and loans (a) (b)	$96,993	$99,055

(a)	Totals are net of unearned income, unamortized premiums and discounts, and deferred fees and costs of $781 million and $895 million at June 30, 2013, and December 31, 2012, respectively.

(b)
Includes $1 million and $2 million of international consumer automobile loans, and $15 million and $18 million of international commercial other loans at June 30, 2013, and December 31, 2012, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans.

Three months ended June 30, 2013 ($ in millions)	Consumer automobile	Consumer mortgage	Commercial	Total
Allowance at April 1, 2013	$599	$451	$147	$1,197
Charge-offs (a)	(133)	(31)	(2)	(166)
Recoveries	53	5	5	63
Net charge-offs	(80)	(26)	3	(103)
Provision for loan losses	92	6	(9)	89
Other	(1)	—	1	—
Allowance at June 30, 2013	$610	$431	$142	$1,183

(a)	Includes international commercial charge-offs of $1 million.

Three months ended June 30, 2012 ($ in millions)	Consumer automobile	Consumer mortgage	Commercial	Total
Allowance at April 1, 2012	$832	$501	$213	$1,546
Charge-offs (a)	(130)	(41)	(3)	(174)
Recoveries (b)	60	4	22	86
Net charge-offs	(70)	(37)	19	(88)
Provision for loan losses	18	21	(6)	33
Other (c)	(2)	(13)	(49)	(64)
Allowance at June 30, 2012	$778	$472	$177	$1,427

(a)	Includes international consumer automobile and international commercial charge-offs of $45 million and $2 million, respectively.

(b)	Includes international consumer automobile and international commercial recoveries of $18 million and $20 million, respectively.

(c)	Includes negative provision for loan losses relating to discontinued operations of $4 million.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Six months ended June 30, 2013 ($ in millions)	Consumer automobile	Consumer mortgage	Commercial	Total
Allowance at January 1, 2013	$575	$452	$143	$1,170
Charge-offs (a)	(275)	(55)	(3)	(333)
Recoveries	102	8	6	116
Net charge-offs	(173)	(47)	3	(217)
Provision for loan losses	199	26	(5)	220
Other	9	—	1	10
Allowance at June 30, 2013	$610	$431	$142	$1,183
Allowance for loan losses
Individually evaluated for impairment	$22	$214	$26	$262
Collectively evaluated for impairment	588	217	116	921
Loans acquired with deteriorated credit quality	—	—	—	—
Finance receivables and loans at historical cost
Ending balance	56,028	9,270	31,695	96,993
Individually evaluated for impairment	268	936	305	1,509
Collectively evaluated for impairment	55,744	8,334	31,390	95,468
Loans acquired with deteriorated credit quality	16	—	—	16

(a)	Includes international commercial charge-offs of $1 million.

Six months ended June 30, 2012 ($ in millions)	Consumer automobile	Consumer mortgage	Commercial	Total
Allowance at January 1, 2012	$766	$516	$221	$1,503
Charge-offs (a)	(266)	(86)	(5)	(357)
Recoveries (b)	122	6	34	162
Net charge-offs	(144)	(80)	29	(195)
Provision for loan losses	101	48	(18)	131
Other (c)	55	(12)	(55)	(12)
Allowance at June 30, 2012	$778	$472	$177	$1,427
Allowance for loan losses
Individually evaluated for impairment	$9	$166	$32	$207
Collectively evaluated for impairment	763	306	145	1,214
Loans acquired with deteriorated credit quality	6	—	—	6
Finance receivables and loans at historical cost
Ending balance	68,136	9,823	41,954	119,913
Individually evaluated for impairment	97	688	1,525	2,310
Collectively evaluated for impairment	67,980	9,135	40,429	117,544
Loans acquired with deteriorated credit quality	59	—	—	59

(a)	Includes international consumer automobile and international commercial charge-offs of $81 million and $2 million, respectively.

(b)	Includes international consumer automobile and international commercial recoveries of $34 million and $25 million, respectively.

(c)	Includes provision for loan losses relating to discontinued operations of $37 million.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents information about significant sales of finance receivables and loans recorded at historical cost and transfers of finance receivables and loans from held-for-investment to held-for-sale.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2013	2012	2013	2012
Consumer automobile	$—	$1,960	$—	$1,960
Consumer mortgage	—	—	—	40
Commercial	27	—	45	—
Total sales and transfers	$27	$1,960	$45	$2,000
The following table presents an analysis of our past due finance receivables and loans, net, recorded at historical cost reported at carrying value before allowance for loan losses.

($ in millions)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total finance receivables and loans
June 30, 2013
Consumer automobile	$868	$193	$134	$1,195	$54,833	$56,028
Consumer mortgage
1st Mortgage	79	28	131	238	6,536	6,774
Home equity	12	5	12	29	2,467	2,496
Total consumer mortgage	91	33	143	267	9,003	9,270
Commercial
Commercial and industrial
Automobile	—	—	20	20	27,498	27,518
Mortgage	—	—	—	—	—	—
Other	—	—	—	—	1,502	1,502
Commercial real estate
Automobile	—	—	8	8	2,667	2,675
Mortgage	—	—	—	—	—	—
Total commercial	—	—	28	28	31,667	31,695
Total consumer and commercial	$959	$226	$305	$1,490	$95,503	$96,993
December 31, 2012
Consumer automobile	$920	$213	$138	$1,271	$52,444	$53,715
Consumer mortgage
1st Mortgage	66	37	156	259	6,914	7,173
Home equity	15	6	18	39	2,609	2,648
Total consumer mortgage	81	43	174	298	9,523	9,821
Commercial
Commercial and industrial
Automobile	—	—	16	16	30,254	30,270
Mortgage	—	—	—	—	—	—
Other	—	—	1	1	2,696	2,697
Commercial real estate
Automobile	—	—	8	8	2,544	2,552
Mortgage	—	—	—	—	—	—
Total commercial	—	—	25	25	35,494	35,519
Total consumer and commercial	$1,001	$256	$337	$1,594	$97,461	$99,055

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents the carrying value before allowance for loan losses of our finance receivables and loans recorded at historical cost on nonaccrual status.

($ in millions)	June 30, 2013	December 31, 2012
Consumer automobile	$277	$260
Consumer mortgage
1st Mortgage	388	342
Home equity	36	40
Total consumer mortgage	424	382
Commercial
Commercial and industrial
Automobile	186	146
Mortgage	—	—
Other	88	33
Commercial real estate
Automobile	31	37
Mortgage	—	—
Total commercial	305	216
Total consumer and commercial finance receivables and loans	$1,006	$858
Management performs a quarterly analysis of the consumer automobile, consumer mortgage, and commercial portfolios using a range of credit quality indicators to assess the adequacy of the allowance based on historical and current trends. The tables below present the population of loans by quality indicators for our consumer automobile, consumer mortgage, and commercial portfolios.
The following table presents performing and nonperforming credit quality indicators in accordance with our internal accounting policies for our consumer finance receivables and loans recorded at historical cost reported at carrying value before allowance for loan losses. Nonperforming loans include finance receivables and loans on nonaccrual status when the principal or interest has been delinquent for 90 days or when full collection is determined not to be probable. Refer to Note 1 to the Consolidated Financial Statements in our 2012 Annual Report for additional information.

	June 30, 2013			December 31, 2012
($ in millions)	Performing	Nonperforming	Total	Performing	Nonperforming	Total
Consumer automobile	$55,751	$277	$56,028	$53,455	$260	$53,715
Consumer mortgage
1st Mortgage	6,386	388	6,774	6,831	342	7,173
Home equity	2,460	36	2,496	2,608	40	2,648
Total consumer mortgage	$8,846	$424	$9,270	$9,439	$382	$9,821

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents pass and criticized credit quality indicators based on regulatory definitions for our commercial finance receivables and loans recorded at historical cost reported at carrying value before allowance for loan losses.

	June 30, 2013			December 31, 2012
($ in millions)	Pass	Criticized (a)	Total	Pass	Criticized (a)	Total
Commercial
Commercial and industrial
Automobile	$26,118	$1,400	$27,518	$28,978	$1,292	$30,270
Mortgage	—	—	—	—	—	—
Other	1,212	290	1,502	2,417	280	2,697
Commercial real estate
Automobile	2,593	82	2,675	2,440	112	2,552
Mortgage	—	—	—	—	—	—
Total commercial	$29,923	$1,772	$31,695	$33,835	$1,684	$35,519

(a)
Includes loans classified as special mention, substandard, or doubtful. These classifications are based on regulatory definitions and generally represent loans within our portfolio that have a higher default risk or have already defaulted.

Impaired Loans and Troubled Debt Restructurings
Impaired Loans
Loans are considered impaired when we determine it is probable that we will be unable to collect all amounts due according to the terms of the loan agreement. For more information on our impaired finance receivables and loans, refer to Note 1 to the Consolidated Financial Statements in our 2012 Annual Report for additional information.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents information about our impaired finance receivables and loans recorded at historical cost.

($ in millions)	Unpaid principal balance	Carrying value before allowance	Impaired with no allowance	Impaired with an allowance	Allowance for impaired loans
June 30, 2013
Consumer automobile	$268	$268	$—	$268	$22
Consumer mortgage
1st Mortgage	795	789	126	663	162
Home equity	146	147	2	145	52
Total consumer mortgage	941	936	128	808	214
Commercial
Commercial and industrial
Automobile	186	186	69	117	9
Mortgage	—	—	—	—	—
Other	88	88	17	71	7
Commercial real estate
Automobile	31	31	8	23	10
Mortgage	—	—	—	—	—
Total commercial	305	305	94	211	26
Total consumer and commercial finance receivables and loans	$1,514	$1,509	$222	$1,287	$262
December 31, 2012
Consumer automobile	$260	$260	$90	$170	$16
Consumer mortgage
1st Mortgage	811	725	123	602	137
Home equity	147	148	1	147	49
Total consumer mortgage	958	873	124	749	186
Commercial
Commercial and industrial
Automobile	146	146	54	92	7
Mortgage	—	—	—	—	—
Other	33	33	9	24	7
Commercial real estate
Automobile	37	37	9	28	12
Mortgage	—	—	—	—	—
Total commercial	216	216	72	144	26
Total consumer and commercial finance receivables and loans	$1,434	$1,349	$286	$1,063	$228

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following tables present average balance and interest income for our impaired finance receivables and loans.

	2013		2012
Three months ended June 30, ($ in millions)	Average balance	Interest income	Average balance	Interest income
Consumer automobile	$275	$5	$94	$3
Consumer mortgage
1st Mortgage	781	5	574	7
Home equity	147	2	96	1
Total consumer mortgage	928	7	670	8
Commercial
Commercial and industrial
Automobile	177	1	185	3
Mortgage	—	—	15	—
Other	68	1	25	5
Commercial real estate
Automobile	35	1	54	1
Mortgage	—	—	7	—
Total commercial	280	3	286	9
Total consumer and commercial finance receivables and loans	$1,483	$15	$1,050	$20

	2013		2012
Six months ended June 30, ($ in millions)	Average balance	Interest income	Average balance	Interest income
Consumer automobile	$273	$9	$88	$5
Consumer mortgage
1st Mortgage	760	12	546	11
Home equity	139	3	97	2
Total consumer mortgage	899	15	643	13
Commercial
Commercial and industrial
Automobile	167	3	197	5
Mortgage	—	—	9	—
Other	63	1	29	5
Commercial real estate
Automobile	35	1	58	1
Mortgage	—	—	10	—
Total commercial	265	5	303	11
Total consumer and commercial finance receivables and loans	$1,437	$29	$1,034	$29
Troubled Debt Restructurings
Troubled debt restructurings (TDRs) are loan modifications where concessions were granted to borrowers experiencing financial difficulties. Numerous initiatives are in place to provide support to our mortgage customers in financial distress, including principal forgiveness, maturity extensions, delinquent interest capitalization, and changes to contractual interest rates. Additionally for automobile loans, we offer several types of assistance to aid our customers including extension of the maturity date and rewriting the loan terms. Total TDRs recorded at historical cost and reported at carrying value before allowance for loan losses were $1.3 billion and $1.2 billion at June 30, 2013, and December 31, 2012, respectively. Refer to Note 1 to the Consolidated Financial Statements in our 2012 Annual Report for additional information.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents information related to finance receivables and loans recorded at historical cost modified in connection with a TDR during the period.

	2013 (a)			2012
Three months ended June 30, ($ in millions)	Number of loans	Pre-modification carrying value before allowance	Post-modification carrying value before allowance	Number of loans	Pre-modification carrying value before allowance	Post-modification carrying value before allowance
Consumer automobile	4,414	$68	$57	1,980	$25	$25
Consumer mortgage
1st Mortgage	144	42	35	845	231	161
Home equity	43	2	2	54	3	3
Total consumer mortgage	187	44	37	899	234	164
Commercial
Commercial and industrial
Automobile	2	7	7	3	5	5
Mortgage	—	—	—	—	—	—
Other	2	20	20	—	—	—
Commercial real estate
Automobile	1	2	2	3	7	6
Mortgage	—	—	—	—	—	—
Total commercial	5	29	29	6	12	11
Total consumer and commercial finance receivables and loans	4,606	$141	$123	2,885	$271	$200

(a)	Due to recent industry practice, bankruptcy loans that have not been reaffirmed have been included within our TDR population beginning in the fourth quarter of 2012.

	2013 (a)			2012
Six months ended June 30, ($ in millions)	Number of loans	Pre-modification carrying value before allowance	Post-modification carrying value before allowance	Number of loans	Pre-modification carrying value before allowance	Post-modification carrying value before allowance
Consumer automobile	9,699	$147	$125	4,772	$58	$58
Consumer mortgage
1st Mortgage	618	207	165	922	259	188
Home equity	114	6	6	227	13	12
Total consumer mortgage	732	213	171	1,149	272	200
Commercial
Commercial and industrial
Automobile	6	32	32	6	8	8
Mortgage	—	—	—	—	—	—
Other	3	53	51	—	—	—
Commercial real estate
Automobile	4	13	13	4	9	8
Mortgage	—	—	—	—	—	—
Total commercial	13	98	96	10	17	16
Total consumer and commercial finance receivables and loans	10,444	$458	$392	5,931	$347	$274

(a)	Due to recent industry practice, bankruptcy loans that have not been reaffirmed have been included within our TDR population beginning in the fourth quarter of 2012.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents information about finance receivables and loans recorded at historical cost that have redefaulted during the reporting period and were within 12 months or less of being modified as a TDR. Redefault is when finance receivables and loans meet the requirements for evaluation under our charge-off policy (Refer to Note 1 to the Consolidated Financial Statements in our 2012 Annual Report for additional information) except for commercial finance receivables and loans where redefault is defined as 90 days past due.

	2013 (a)			2012
Three months ended June 30, ($ in millions)	Number of loans	Carrying value before allowance	Charge-off amount	Number of loans	Carrying value before allowance	Charge-off amount
Consumer automobile	1,414	$18	$9	161	$1	$1
Consumer mortgage
1st Mortgage	2	—	—	7	2	1
Home equity	—	—	—	9	—	—
Total consumer mortgage	2	—	—	16	2	1
Commercial
Commercial and industrial
Automobile	—	—	—	2	1	—
Commercial real estate
Automobile	—	—	—	1	2	—
Total commercial	—	—	—	3	3	—
Total consumer and commercial finance receivables and loans	1,416	$18	$9	180	$6	$2

(a)	Due to recent industry practice, bankruptcy loans that have not been reaffirmed have been included within our TDR population beginning in the fourth quarter of 2012.

	2013 (a)			2012
Six months ended June 30, ($ in millions)	Number of loans	Carrying value before allowance	Charge-off amount	Number of loans	Carrying value before allowance	Charge-off amount
Consumer automobile	2,747	$34	$17	369	$3	$2
Consumer mortgage
1st Mortgage	10	2	—	12	3	1
Home equity	2	—	—	13	1	1
Total consumer mortgage	12	2	—	25	4	2
Commercial
Commercial and industrial
Automobile	—	—	—	4	3	—
Commercial real estate
Automobile	—	—	—	1	2	—
Total commercial	—	—	—	5	5	—
Total consumer and commercial finance receivables and loans	2,759	$36	$17	399	$12	$4

(a)	Due to recent industry practice, bankruptcy loans that have not been reaffirmed have been included within our TDR population beginning in the fourth quarter of 2012.
At June 30, 2013, and December 31, 2012, commercial commitments to lend additional funds to debtors owing receivables whose terms had been modified in a TDR were $18 million and $25 million, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Higher-Risk Mortgage Concentration Risk
The following table summarizes held-for-investment mortgage finance receivables and loans recorded at historical cost and reported at carrying value before allowance for loan losses by higher-risk loan type.

($ in millions)	June 30, 2013	December 31, 2012
Interest-only mortgage loans (a)	$1,746	$2,063
Below-market rate (teaser) mortgages	177	192
Total higher-risk mortgage finance receivables and loans	$1,923	$2,255

(a)	The majority of the interest-only mortgage loans are expected to start principal amortization in 2015 or beyond.
8.     Investment in Operating Leases, Net
Investments in operating leases were as follows.

($ in millions)	June 30, 2013	December 31, 2012
Vehicles and other equipment	$19,072	$16,009
Accumulated depreciation	(2,987)	(2,459)
Investment in operating leases, net	$16,085	$13,550
Depreciation expense on operating lease assets includes remarketing gains and losses recognized on the sale of operating lease assets. The following summarizes the components of depreciation expense on operating lease assets.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2013	2012	2013	2012
Depreciation expense on operating lease assets (excluding remarketing gains)	$590	$359	$1,089	$687
Remarketing gains, net	(91)	(24)	(155)	(47)
Depreciation expense on operating lease assets	$499	$335	$934	$640
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
Securitizations
We provide a wide range of consumer and commercial automobile loans, operating leases, other commercial loans, and mortgage loan products to a diverse customer base. We often securitize these loans and leases (which we collectively describe as loans or financial assets) through the use of securitization entities, which may or may not be consolidated on our Condensed Consolidated Balance Sheet. We securitize consumer and commercial automobile loans, operating leases, and other commercial loans through private-label securitizations. We securitize consumer mortgage loans through transactions involving the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac). We previously securitized consumer mortgage loans through private-label mortgage securitizations and through transactions involving the Government National Mortgage Association (Ginnie Mae). We refer to Fannie Mae, Freddie Mac, and Ginnie Mae collectively as the Government-Sponsored Enterprises or GSEs. During the six months ended June 30, 2013 and 2012, our consumer mortgage loans were primarily securitized through the GSEs.
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
Other than our customary representation and warranty provisions, these securitizations are nonrecourse to us, thereby transferring the risk of future credit losses to the extent the beneficial interests in the securitization entities are held by third parties. Representation and warranty provisions generally require us to repurchase loans or indemnify the investor or other party for incurred losses to the extent it is determined that the loans were ineligible or were otherwise defective at the time of sale. Refer to Note 26 for detail on representation and warranty provisions. We did not provide any noncontractual financial support to any of these entities during the six months ended June 30, 2013 or 2012.
Other Variable Interest Entities
We have involvement with various other on-balance sheet, immaterial VIEs. Most of these VIEs are used for additional liquidity whereby we sell certain financial assets into the VIE and issue beneficial interests to third parties for cash.
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
Our involvement with consolidated and nonconsolidated VIEs in which we hold variable interests is presented below.

($ in millions)	Consolidated involvement with VIEs (a)		Assets of nonconsolidated VIEs (a)		Maximum exposure to loss in nonconsolidated VIEs
June 30, 2013
On-balance sheet variable interest entities
Consumer automobile	$20,488
Commercial automobile	15,148
Commercial other	811
Off-balance sheet variable interest entities
Consumer automobile	—		$1,183		$1,183	(b)
Commercial other	(26)	(c)	—	(d)	65
Total	$36,421		$1,183		$1,248
December 31, 2012
On-balance sheet variable interest entities
Consumer automobile	$28,566
Commercial automobile	23,139
Commercial other	728
Off-balance sheet variable interest entities
Consumer automobile	—		$1,495		$1,495	(b)
Consumer mortgage — other	—		—	(d)	12	(e)
Commercial other	(28)	(c)	—	(d)	85
Total	$52,405		$1,495		$1,592

(a)	Asset values represent the current unpaid principal balance of outstanding consumer and commercial finance receivables and loans within the VIEs.

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

(c)	Amounts classified as accrued expenses and other liabilities.

(d)	Includes a VIE for which we have no management oversight and therefore we are not able to provide the total assets of the VIE.

(e)
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
Nonconsolidated VIEs include entities for which we either do not hold potentially significant variable interests or do not provide servicing or asset management functions for the financial assets held by the securitization entity. Additionally, to qualify for off-balance sheet treatment, transfers of financial assets must meet appropriate sale accounting conditions. Previously, our residential mortgage loan securitizations consisted of Ginnie Mae and private-label securitizations. We are not the primary beneficiary of any GSE loan securitization transaction because we do not have the power to direct the significant activities of such entities. Previously, we did not consolidate certain private-label mortgage securitizations because we did not have a variable interest that could potentially have been significant or we did not have power to direct the activities that most significantly impacted the performance of the VIE.
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
The pretax gains recognized on financial assets sold into nonconsolidated securitization and similar asset-backed financing entities for consumer mortgage — GSEs were $19 million and $112 million for the three months and six months ended June 30, 2013, respectively compared to $24 million and $52 million for the same periods in 2012, respectively. The pretax gains recognized for consumer automobile were $6 million and $6 million for the three months and six months ended June 30, 2012, respectively.
The following table summarizes cash flows received from and paid related to securitization entities, asset-backed financings, or other similar transfers of financial assets where the transfer is accounted for as a sale and we have a continuing involvement with the transferred assets (e.g., servicing) that were outstanding during the six months ended June 30, 2013 and 2012. Additionally, this table contains information regarding cash flows received from and paid to nonconsolidated securitization entities that existed during each period.

Six months ended June 30, ($ in millions)	Consumer automobile	Consumer mortgage GSEs	Consumer mortgage private-label
2013
Cash proceeds from transfers completed during the period	$—	$8,674	$—
Servicing fees	7	66	—
Representations and warranties obligations	—	(62)	—
Other cash flows	—	71	—
2012
Cash proceeds from transfers completed during the period	$1,978	$16,645	$—
Cash flows received on retained interests in securitization entities	—	—	71
Servicing fees	—	434	63
Purchases of previously transferred financial assets	—	(876)	(12)
Representations and warranties obligations	—	(30)	(7)
Other cash flows	—	(84)	255

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

	Total Amount		Amount 60 days or more past due
($ in millions)	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
On-balance sheet loans
Consumer automobile	$56,028	$53,715	$327	$351
Consumer mortgage	9,326	12,311	201	241
Commercial automobile	30,193	32,822	28	24
Commercial mortgage	—	—	—	—
Commercial other	1,548	2,783	—	1
Total on-balance sheet loans	97,095	101,631	556	617
Off-balance sheet securitization entities
Consumer automobile	1,183	1,495	3	4
Consumer mortgage - GSEs (a)	131	119,384	n/m	1,892
Total off-balance sheet securitization entities	1,314	120,879	3	1,896
Whole-loan transactions (b)	4,509	6,756	94	129
Total	$102,918	$229,266	$653	$2,642
n/m = not meaningful

(a)	Decrease due to the sales of agency MSRs. Refer to Note 10 for additional information.

(b)	Whole-loan transactions are not part of a securitization transaction, but represent consumer automobile and consumer mortgage pools of loans sold to third-party investors.

	Net credit losses
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2013	2012	2013	2012
On-balance sheet loans
Consumer automobile	$80	$70	$173	$144
Consumer mortgage	26	(8)	47	10
Commercial automobile	(1)	(1)	—	(1)
Commercial mortgage	—	—	—	(1)
Commercial other	(2)	(18)	(3)	(27)
Total on-balance sheet loans	103	43	217	125
Off-balance sheet securitization entities
Consumer automobile	1	—	2	—
Consumer mortgage - GSEs (a)	n/m	n/m	n/m	n/m
Total off-balance sheet securitization entities	1	—	2	—
Whole-loan transactions	5	2	5	10
Total	$109	$45	$224	$135
n/m = not meaningful

(a)	Anticipated credit losses are not meaningful due to the GSE guarantees.

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

Three months ended June 30, ($ in millions)	2013	2012 (a)
Estimated fair value at April 1,	$917	$2,595
Additions	6	42
Sales (b)	(911)	—
Changes in fair value
Due to changes in valuation inputs or assumptions used in the valuation model	(4)	(301)
Other changes in fair value	(8)	(101)
Deconsolidation of ResCap	—	(1,130)
Estimated fair value at June 30,	$—	$1,105

(a)	Includes activities of our discontinued operations.

(b)	Includes the sales of agency MSRs to Ocwen and Quicken Loans, Inc. (Quicken) on April 1, 2013 and April 16, 2013.

Six months ended June 30, ($ in millions)	2013	2012 (a)
Estimated fair value at January 1,	$952	$2,519
Additions	60	117
Sales (b)	(911)	—
Changes in fair value
Due to changes in valuation inputs or assumptions used in the valuation model	(32)	(138)
Other changes in fair value	(69)	(263)
Deconsolidation of ResCap	—	(1,130)
Estimated fair value at June 30,	$—	$1,105

(a)	Includes activities of our discontinued operations.

(b)	Includes the sales of agency MSRs to Ocwen and Quicken on April 1, 2013 and April 16, 2013.
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model include all changes due to a revaluation by a model or by a benchmarking exercise. Other changes in fair value primarily include the accretion of the present value of the discount related to forecasted cash flows and the economic runoff of the portfolio. Refer to Note 1 to the Consolidated Financial Statements in our 2012 Annual Report for additional information regarding our significant assumptions and valuation techniques used in the valuation of mortgage servicing rights.
Risk Mitigation Activities
The primary risk of servicing rights is interest rate risk and the resulting impact on prepayments. A significant decline in interest rates could lead to higher-than-expected prepayments that could reduce the value of the MSRs. We previously economically hedged the impact of these risks with both derivative and nonderivative financial instruments. Refer to Note 20 for additional information regarding the derivative financial instruments used to economically hedge MSRs.
The components of servicing valuation and hedge activities, net, were as follows.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2013	2012	2013	2012
Change in estimated fair value of mortgage servicing rights	$(12)	$(275)	$(101)	$(285)
Change in fair value of derivative financial instruments	—	321	(112)	225
Servicing asset valuation and hedge activities, net	$(12)	$46	$(213)	$(60)

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Mortgage Servicing Fees
The components of mortgage servicing fees were as follows.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2013	2012	2013	2012
Contractual servicing fees, net of guarantee fees and including subservicing	$3	$78	$61	$164
Late fees	—	3	1	5
Ancillary fees	—	2	4	6
Total mortgage servicing fees	$3	$83	$66	$175
Mortgage Servicing Advances
In connection with our primary mortgage servicing activities (i.e., servicing of mortgage loans), we make certain payments for property taxes and insurance premiums, default and property maintenance payments, as well as advances of principal and interest payments before collecting them from individual borrowers. Servicing advances, including contractual interest, are priority cash flows in the event of a loan principal reduction or foreclosure and ultimate liquidation of the real estate-owned property. These servicing advances are included in other assets on the Condensed Consolidated Balance Sheet and totaled $10 million and $82 million at June 30, 2013 and December 31, 2012, respectively. We maintained an allowance for uncollected primary servicing advances of $0 million and $1 million at June 30, 2013 and December 31, 2012, respectively. Our potential obligation is influenced by the loan’s performance and credit quality.
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
The unpaid principal balance of our serviced mortgage assets were as follows.

($ in millions)	June 30, 2013	December 31, 2012
On-balance sheet mortgage loans
Held-for-sale and investment	$8,243	$10,938
Off-balance sheet mortgage loans
Loans sold to third-party investors
GSEs	131	119,384
Whole-loan	—	2
Total primary serviced mortgage loans	$8,374	$130,324
Ally Bank is subject to certain net worth requirements associated with its servicing agreements with Fannie Mae and Freddie Mac. The majority of Ally Bank’s serviced mortgage assets are subserviced by Ocwen, pursuant to a servicing agreement. At June 30, 2013, Ally Bank was in compliance with the requirements of the servicing agreements.
Automobile Finance Servicing Activities
We service consumer automobile contracts. Historically, we have sold a portion of our consumer automobile contracts. With respect to contracts we sell, we retain the right to service and earn a servicing fee for our servicing function. Typically, we conclude that the fee we are paid for servicing consumer automobile finance receivables represents adequate compensation, and consequently, we do not recognize a servicing asset or liability. We recognized automobile servicing fees of $16 million and $35 million during the three months and six months ended June 30, 2013, respectively, compared to $30 million and $60 million for the three months and six months ended June 30, 2012, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Automobile Finance Serviced Assets
The total serviced automobile finance loans outstanding were as follows.

($ in millions)	June 30, 2013	December 31, 2012
On-balance sheet automobile finance loans and leases
Consumer automobile	$56,028	$53,715
Commercial automobile	30,193	32,822
Operating leases	16,085	13,550
Operations held-for-sale	3,953	25,979
Other	50	41
Off-balance sheet automobile finance loans
Loans sold to third-party investors
Securitizations	1,167	1,474
Whole-loan	4,359	6,541
Other (a)	6,062	—
Total serviced automobile finance loans and leases	$117,897	$134,122

(a)	Consists of serviced assets sold in conjunction with the divestiture of our Canadian automotive finance operations.
11.     Other Assets
The components of other assets were as follows.

($ in millions)	June 30, 2013	December 31, 2012
Property and equipment at cost	$675	$693
Accumulated depreciation	(441)	(411)
Net property and equipment	234	282
Deferred tax assets	1,967	1,190
Restricted cash collections for securitization trusts (a)	1,213	2,983
Cash reserve deposits held-for-securitization trusts (b)	432	442
Unamortized debt issuance costs	392	425
Other accounts receivable	345	525
Fair value of derivative contracts in receivable position	310	2,298
Restricted cash and cash equivalents	237	889
Collateral placed with counterparties	224	1,290
Nonmarketable equity securities	204	303
Other assets	1,143	1,281
Total other assets	$6,701	$11,908

(a)	Represents cash collections from customer payments on securitized receivables. These funds are distributed to investors as payments on the related secured debt.

(b)	Represents credit enhancement in the form of cash reserves for various securitization transactions.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

12.     Deposit Liabilities
Deposit liabilities consisted of the following.

($ in millions)	June 30, 2013	December 31, 2012
Deposits
Noninterest-bearing deposits	$72	$1,977
Interest-bearing deposits
Savings and money market checking accounts	18,297	13,871
Certificates of deposit	31,114	31,084
Dealer deposits	642	983
Total deposit liabilities	$50,125	$47,915
Noninterest-bearing deposits primarily represent third-party escrows associated with our mortgage loan-servicing portfolio. See Note 10 for further detail of MSRs sales. The escrow deposits are not subject to an executed agreement and can be withdrawn without penalty at any time. At June 30, 2013, and December 31, 2012, certificates of deposit included $12.5 billion and $12.0 billion, respectively, of certificates of deposit in denominations of $100 thousand or more.
13.    Short-term Borrowings
The following table presents the composition of our short-term borrowings portfolio.

	June 30, 2013			December 31, 2012
($ in millions)	Unsecured	Secured (a)	Total	Unsecured	Secured (a)	Total
Demand notes	$3,197	$—	$3,197	$3,094	$—	$3,094
Bank loans and overdrafts	—	—	—	167	—	167
Federal Home Loan Bank	—	500	500	—	3,800	3,800
Other (b)	—	500	500	—	400	400
Total short-term borrowings	$3,197	$1,000	$4,197	$3,261	$4,200	$7,461

(a)	Refer to Note 14 for further details on assets restricted as collateral for payment of the related debt.

(b)	Other relates to secured borrowings at our Commercial Finance Group at June 30, 2013 and December 31, 2012.
14.    Long-term Debt
The following tables present the composition of our long-term debt portfolio.

	June 30, 2013			December 31, 2012
($ in millions)	Unsecured	Secured	Total	Unsecured	Secured	Total
Long-term debt
Due within one year	$4,494	$10,879	$15,373	$1,070	$11,503	$12,573
Due after one year (a)	27,749	20,720	48,469	31,486	29,408	60,894
Fair value adjustment	692	—	692	1,094	—	1,094
Total long-term debt	$32,935	$31,599	$64,534	$33,650	$40,911	$74,561

(a)	Includes $2.6 billion and $2.6 billion of trust preferred securities at both June 30, 2013 and December 31, 2012, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents the scheduled remaining maturity of long-term debt, assuming no early redemptions will occur. The actual payment of secured debt may vary based on the payment activity of the related pledged assets.

Year ended December 31, ($ in millions)	2013	2014	2015	2016	2017	2018 and thereafter	Fair value adjustment	Total
Unsecured
Long-term debt	$896	$5,588	$5,123	$1,970	$3,687	$16,695	$692	$34,651
Original issue discount	(137)	(188)	(56)	(63)	(75)	(1,197)	—	(1,716)
Total unsecured	759	5,400	5,067	1,907	3,612	15,498	692	32,935
Secured
Long-term debt	4,204	11,935	8,308	3,959	2,490	703	—	31,599
Total long-term debt	$4,963	$17,335	$13,375	$5,866	$6,102	$16,201	$692	$64,534
The following summarizes assets restricted as collateral for the payment of the related debt obligation primarily arising from securitization transactions accounted for as secured borrowings and repurchase agreements.

	June 30, 2013		December 31, 2012
($ in millions)	Total	Ally Bank (a)	Total	Ally Bank (a)
Investment securities	$—	$—	$1,911	$1,911
Mortgage finance receivables and loans	9,353	9,353	9,866	9,866
Consumer automobile finance receivables	21,190	12,628	29,557	14,833
Commercial automobile finance receivables	17,371	17,371	19,606	19,606
Investment in operating leases, net	7,661	4,178	6,058	1,691
Other assets	982	175	999	272
Total assets restricted as collateral (b)	$56,557	$43,705	$67,997	$48,179
Secured debt (c)	$32,599	$22,304	$45,111	$29,162

(a)	Ally Bank is a component of the total column.

(b)
Ally Bank has an advance agreement with the Federal Home Loan Bank of Pittsburgh (FHLB) and had assets pledged to secure borrowings that were restricted as collateral to the FHLB totaling $12.1 billion and $12.6 billion at June 30, 2013, and December 31, 2012, respectively. These assets were composed primarily of consumer and commercial mortgage finance receivables and loans, net. Ally Bank has access to the Federal Reserve Bank Discount Window. Ally Bank had assets pledged and restricted as collateral to the Federal Reserve Bank totaling $3.4 billion and $1.9 billion at June 30, 2013, and December 31, 2012, respectively. These assets were composed of consumer automobile finance receivables and loans, net and investment securities. Availability under these programs is only for the operations of Ally Bank and cannot be used to fund the operations or liabilities of Ally or its subsidiaries.

(c)	Includes $1.0 billion and $4.2 billion of short-term borrowings at June 30, 2013, and December 31, 2012, respectively.
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
Covenants and Other Requirements
In secured funding transactions, there are trigger events that could cause the debt to be prepaid at an accelerated rate or could cause our usage of the credit facility to be discontinued. The triggers are generally based on the financial health and performance of the servicer as well as performance criteria for the pool of receivables, such as delinquency ratios, loss ratios, commercial payment rates. During the six months ended June 30, 2013, there were no trigger events that resulted in the repayment of debt at an accelerated rate or impacted the usage of our credit facilities.
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
As of June 30, 2013, Ally Bank had exclusive access to $3.5 billion of funding capacity from committed credit facilities. Ally Bank also has access to a $4.1 billion committed facility that is shared with the parent company. Funding programs supported by the Federal Reserve and the FHLB, together with repurchase agreements, complement Ally Bank’s private committed facilities.
The total capacity in our committed funding facilities is provided by banks and other financial institutions through private transactions. The committed secured funding facilities can be revolving in nature and allow for additional funding during the commitment period, or they can be amortizing and not allow for any further funding after the closing date. At June 30, 2013, $23.7 billion of our $28.3 billion of committed capacity was revolving. Our revolving facilities generally have an original tenor ranging from 364 days to two years. As of June 30, 2013, we had $13.5 billion of committed funding capacity from revolving facilities with a remaining tenor greater than 364 days. The decline in committed funding facilities is attributed to the sale of international businesses and the growth in Ally Bank deposits.
Committed Funding Facilities

	Outstanding		Unused Capacity (a)		Total Capacity
($ in billions)	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Bank funding
Secured	$1.7	$3.8	$1.8	$4.7	$3.5	$8.5
Parent funding
Unsecured (b)	—	0.1	—	—	—	0.1
Secured (c) (d) (e)	9.0	22.5	11.7	7.8	20.7	30.3
Total Parent funding	9.0	22.6	11.7	7.8	20.7	30.4
Shared capacity (f) (g)	—	1.1	4.1	3.0	4.1	4.1
Total committed facilities	$10.7	$27.5	$17.6	$15.5	$28.3	$43.0

(a)
Funding from committed secured facilities is available on request in the event excess collateral resides in certain facilities or is available to the extent incremental collateral is available and contributed to the facilities.

(b)	Total unsecured parent funding capacity represents committed funding for our discontinued international automobile financing business.

(c)
Total secured parent funding capacity includes committed funding for our discontinued international automobile financing business of $2.5 billion and $12.0 billion as of June 30, 2013 and December 31, 2012, respectively, with outstanding debt of $2.0 billion and $9.6 billion, respectively.

(d)
Total unused capacity includes $1.5 billion and $2.2 billion as of June 30, 2013 and December 31, 2012, respectively, from certain committed funding arrangements that are generally reliant upon the origination of future automotive receivables and that are available in 2013.

(e)	Includes the secured facilities of our Commercial Finance Group.

(f)	Funding is generally available for assets originated by Ally Bank or the parent company, Ally Financial Inc.

(g)	Total shared facilities includes committed funding for our discontinued international automobile financing business of $0.1 billion as of December 31, 2012, with outstanding debt of $0.1 billion.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Uncommitted Funding Facilities

	Outstanding		Unused Capacity		Total Capacity
($ in billions)	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Bank funding
Secured
Federal Reserve funding programs	$—	$—	$1.8	$1.8	$1.8	$1.8
FHLB advances	1.5	4.8	4.0	0.4	5.5	5.2
Total bank funding	1.5	4.8	5.8	2.2	7.3	7.0
Parent funding
Unsecured	1.3	2.1	—	0.4	1.3	2.5
Secured	—	0.1	—	0.1	—	0.2
Total parent funding (a)	1.3	2.2	—	0.5	1.3	2.7
Total uncommitted facilities	$2.8	$7.0	$5.8	$2.7	$8.6	$9.7

(a)	Total parent funding capacity represents uncommitted funding for our discontinued international automobile financing business.
15.    Accrued Expenses and Other Liabilities
The components of accrued expenses and other liabilities were as follows.

($ in millions)	June 30, 2013	December 31, 2012
Accrual related to ResCap Settlement (a)	$1,950	$750
Accounts payable	906	565
Employee compensation and benefits	455	494
Reserves for insurance losses and loss adjustment expenses	314	341
Fair value of derivative contracts in payable position	220	2,468
Collateral received from counterparties	177	941
Other liabilities (b)	1,021	1,026
Total accrued expenses and other liabilities	$5,043	$6,585

(a)	Refer to Note 1 for more information regarding the Debtors' bankruptcy, deconsolidation, and this accrual.

(b)
Includes $150 million accrual for insurance proceeds to be contributed to the ResCap estate at June 30, 2013. Refer to Note 1 for more information regarding the Debtors' bankruptcy, deconsolidation, and this accrual.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

16.    Equity
The following table summarizes information about our Series F-2, Series A, and Series G preferred stock.

	June 30, 2013	December 31, 2012
Mandatorily convertible preferred stock held by U.S. Department of Treasury
Series F-2 preferred stock (a)
Carrying value ($ in millions)	$5,685	$5,685
Par value (per share)	0.01	0.01
Liquidation preference (per share)	50	50
Number of shares authorized	228,750,000	228,750,000
Number of shares issued and outstanding	118,750,000	118,750,000
Dividend/coupon	9%	9%
Redemption/call feature	Perpetual (b)	Perpetual (b)
Preferred stock
Series A preferred stock
Carrying value ($ in millions)	$1,021	$1,021
Par value (per share)	0.01	0.01
Liquidation preference (per share)	25	25
Number of shares authorized	160,870,560	160,870,560
Number of shares issued and outstanding	40,870,560	40,870,560
Dividend/coupon
Prior to May 15, 2016	8.5%	8.5%
On and after May 15, 2016	three month LIBOR + 6.243%	three month LIBOR + 6.243%
Redemption/call feature	Perpetual (c)	Perpetual (c)
Series G preferred stock (d)
Carrying value ($ in millions)	$234	$234
Par value (per share)	0.01	0.01
Liquidation preference (per share)	1,000	1,000
Number of shares authorized	2,576,601	2,576,601
Number of shares issued and outstanding	2,576,601	2,576,601
Dividend/coupon	7%	7%
Redemption/call feature	Perpetual (e)	Perpetual (e)

(a)	Mandatorily convertible to common equity on December 30, 2016 at a conversion rate of 0.00432 common shares for each preferred share, which equates to a common share value of $11,574.

(b)	Convertible prior to mandatory conversion date either with consent of Treasury or in the event the Federal Reserve compels a conversion.

(c)	Nonredeemable prior to May 15, 2016.

(d)
Pursuant to a registration rights agreement, we are required to maintain an effective shelf registration statement. In the event we fail to meet this obligation, we may be required to pay additional interest to the holders of the Series G Preferred Stock.

(e)	Redeemable beginning at December 31, 2011.
17.    Accumulated Other Comprehensive Income (Loss)
The following table presents changes, net of tax, in each component of accumulated other comprehensive income (loss).

($ in millions)	Unrealized gains (losses) on investment securities	Translation adjustments and net investment hedges	Cash flow hedges	Defined benefit pension plans	Accumulated other comprehensive income (loss)
Balance at December 31, 2012	$76	$368	$2	$(135)	$311
2013 net change	(335)	(211)	6	42	(498)
Balance at June 30, 2013	$(259)	$157	$8	$(93)	$(187)

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following tables present the before- and after-tax changes in each component of accumulated other comprehensive income (loss).

Three months ended June 30, 2013 ($ in millions)	Before Tax		Tax Effect		After Tax
Unrealized losses on investment securities
Net unrealized losses arising during the period	$(404)		$122		$(282)
Less: Net realized gains reclassified to income from continuing operations	64	(a)	—	(b)	64
Less: Net realized gains reclassified to income from discontinued operations, net of tax	2		(1)		1
Net change	(470)		123		(347)
Translation adjustments
Net unrealized losses arising during the period	(54)		21		(33)
Less: Net realized losses reclassified to income from discontinued operations, net of tax	(87)		(1)		(88)
Net change	33		22		55
Net investment hedges
Net unrealized gains arising during the period	46		(17)		29
Less: Net realized losses reclassified to income from discontinued operations, net of tax	(112)		57		(55)
Net change	158		(74)		84
Cash flow hedges
Net unrealized gains arising during the period	3		(1)		2
Defined benefit pension plans
Net unrealized gains, prior service costs, and transition obligation arising during the period	2		—		2
Less: Net losses, prior service costs, and transition obligations reclassified to income from discontinued operations, net of tax	(32)		9		(23)
Net change	34		(9)		25
Other comprehensive loss	$(242)		$61		$(181)

(a)	Includes gains reclassified to other gain on investments, net in our Condensed Consolidated Statement of Comprehensive Income.

(b)	Includes amounts reclassified to income tax (benefit) expense from continuing operations in our Condensed Consolidated Statement of Comprehensive Income.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Six months ended June 30, 2013 ($ in millions)	Before Tax		Tax Effect		After Tax
Unrealized losses on investment securities
Net unrealized losses arising during the period	$(335)		$121		$(214)
Less: Net realized gains reclassified to income from continuing operations	115	(a)	(2)	(b)	113
Less: Net realized gains reclassified to income from discontinued operations, net of tax	10		(2)		8
Net change	(460)		125		(335)
Translation adjustments
Net unrealized losses arising during the period	(103)		23		(80)
Less: Net realized gains reclassified to income from discontinued operations, net of tax	345		2		347
Net change	(448)		21		(427)
Net investment hedges
Net unrealized gains arising during the period	66		(25)		41
Less: Net realized losses reclassified to income from discontinued operations, net of tax	(261)		86		(175)
Net change	327		(111)		216
Cash flow hedges
Net unrealized gains arising during the period	3		(1)		2
Less: Net realized losses reclassified to income from continuing operations	(7)	(c)	3	(b)	(4)
Net change	10		(4)		6
Defined benefit pension plans
Net unrealized gains, prior service costs, and transition obligation arising during the period	2		—		2
Less: Net losses, prior service costs, and transition obligations reclassified to income from continuing operations	(2)	(d)	—	(b)	(2)
Less: Net losses, prior service costs, and transition obligations reclassified to income from discontinued operations, net of tax	(49)		11		(38)
Net change	53		(11)		42
Other comprehensive loss	$(518)		$20		$(498)

(a)	Includes gains reclassified to other gain on investments, net in our Condensed Consolidated Statement of Comprehensive Income.

(b)	Includes amounts reclassified to income tax (benefit) expense from continuing operations in our Condensed Consolidated Statement of Comprehensive Income.

(c)	Includes losses reclassified to interest on long-term debt in our Condensed Consolidated Statement of Comprehensive Income.

(d)	Includes losses reclassified to compensation and benefits expense in our Condensed Consolidated Statement of Comprehensive Income.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

18.    Earnings per Common Share
The following table presents the calculation of basic and diluted earnings per common share.

	Three months ended June 30,		Six months ended June 30,
($ in millions except per share data)	2013	2012	2013	2012
Net income from continuing operations	$100	$183	$160	$185
Preferred stock dividends — U.S. Department of Treasury	(133)	(134)	(267)	(267)
Preferred stock dividends	(67)	(67)	(134)	(134)
Net loss from continuing operations attributable to common shareholders	(100)	(18)	(241)	(216)
(Loss) income from discontinued operations, net of tax	(1,027)	(1,081)	6	(773)
Net loss attributable to common shareholders	$(1,127)	$(1,099)	$(235)	$(989)
Basic weighted-average common shares outstanding	1,330,970	1,330,970	1,330,970	1,330,970
Diluted weighted-average common shares outstanding (a)	1,330,970	1,330,970	1,330,970	1,330,970
Basic earnings per common share
Net loss from continuing operations	$(75)	$(13)	$(180)	$(162)
(Loss) income from discontinued operations, net of tax	(772)	(812)	4	(581)
Net loss	$(847)	$(825)	$(176)	$(743)
Diluted earnings per common share (a)
Net loss from continuing operations	$(75)	$(13)	$(180)	$(162)
(Loss) income from discontinued operations, net of tax	(772)	(812)	4	(581)
Net loss	$(847)	$(825)	$(176)	$(743)

(a)
Due to the antidilutive effect of converting the Fixed Rate Cumulative Mandatorily Convertible Preferred Stock into common shares and the net loss from continuing operations attributable to common shareholders for the three months and six months ended June 30, 2013 and 2012, respectively, loss from continuing operations attributable to common shareholders and basic weighted-average common shares outstanding were used to calculate basic and diluted earnings per share.

The effects of converting the outstanding Fixed Rate Cumulative Mandatorily Convertible Preferred Stock into common shares are not included in the diluted earnings per share calculation for the three months and six months ended June 30, 2013 and 2012, respectively, as the effects would be antidilutive for those periods. As such, 574 thousand of potential common shares were excluded from the diluted earnings per share calculation for the three months and six months ended June 30, 2013 and 2012, respectively.
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
On October 29, 2010, Ally, IB Finance Holding Company, LLC, Ally Bank, and the FDIC entered into a Capital and Liquidity Maintenance Agreement (CLMA). The effective date of the CLMA was August 24, 2010. The CLMA requires capital at Ally Bank to be maintained at a level such that Ally Bank's leverage ratio is at least 15%. For this purpose, the leverage ratio is determined in accordance with the FDIC's regulations related to capital maintenance.
The following table summarizes our capital ratios.

	June 30, 2013		December 31, 2012		Required minimum		Well-capitalized minimum
($ in millions)	Amount	Ratio	Amount	Ratio
Risk-based capital
Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$19,659	15.45%	$20,232	13.13%	4.00%		6.00%
Ally Bank	14,682	17.59	14,136	16.26	4.00		6.00
Total (to risk-weighted assets)
Ally Financial Inc.	$20,968	16.48%	$21,669	14.07%	8.00%		10.00%
Ally Bank	15,368	18.42	14,827	17.06	8.00		10.00
Tier 1 leverage (to adjusted quarterly average assets) (a)
Ally Financial Inc.	$19,659	13.16%	$20,232	11.16%	3.00–4.00%		(b)
Ally Bank	14,682	15.93	14,136	15.30	15.00	(c)	5.00%
Tier 1 common (to risk-weighted assets)
Ally Financial Inc.	$10,175	8.00%	$10,749	6.98%	n/a		n/a
Ally Bank	n/a	n/a	n/a	n/a	n/a		n/a
n/a = not applicable

(a)	Federal regulatory reporting guidelines require the calculation of adjusted quarterly average assets using a daily average methodology.

(b)	There is no Tier 1 leverage component in the definition of a well-capitalized bank holding company.

(c)	Ally Bank, in accordance with the CLMA, is required to maintain a Tier 1 leverage ratio of at least 15%.
At June 30, 2013, Ally and Ally Bank were “well-capitalized” and met all capital requirements to which each was subject.
Basel Capital Accord
In July 2013, the U.S. federal banking agencies finalized rules implementing the Basel III regulatory capital framework and related Dodd-Frank Act changes. The final rules represent substantial revisions to the regulatory capital rules for banking organizations.
Highlights of the final rules include a revised definition of capital in order to implement the Basel III reforms as well as higher minimum capital ratios that will apply to most banking organizations. The final rules remove the use of credit ratings from both the standardized and advanced approaches, as required by the Dodd-Frank Act. In addition, the standards in the existing Basel I risk-based capital rules, which are referred to as the “general risk-based capital requirements,” have been revised to include a more risk sensitive risk-weighting approach. The phase-in period applicable to Ally as an advanced approaches banking organization begins in January 2014, while the phase-in period for other banking organizations begins in January 2015.
The final rules also amend the calculation of market risk capital, which only applies to banking organizations with significant trading assets and liabilities. We do not currently meet the minimum requirements for application of the Market Risk Rule; accordingly, this is not currently applicable to us.
Compliance with evolving capital requirements is a strategic priority for Ally. We expect to be in compliance with all applicable requirements within the established timeframes.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

20.    Derivative Instruments and Hedging Activities
We enter into interest rate and foreign-currency swaps, futures, forwards, options, and swaptions in connection with our market risk management activities. Derivative instruments are used to manage interest rate risk relating to specific groups of assets and liabilities, including debt. In addition, we use foreign exchange contracts to mitigate foreign-currency risk associated with foreign-currency-denominated debt, foreign exchange transactions, and our net investment in foreign subsidiaries. Our primary objective for utilizing derivative financial instruments is to manage market risk volatility associated with interest rate and foreign-currency risks related to the assets and liabilities.
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

•
MSRs — We completed the sale of our agency MSRs during the second quarter of 2013 and no longer hedge this activity. In the past, our MSRs were generally subject to loss in value when mortgage rates declined. Declining mortgage rates generally result in an increase in refinancing activity that increases prepayments and results in a decline in the value of MSRs. To mitigate the impact of this risk, we maintained a portfolio of financial instruments, primarily derivative instruments that increased in value when interest rates declined. The primary objective was to minimize the overall risk of loss in the value of MSRs due to the change in fair value caused by interest rate changes.

A multitude of derivative instruments were used to manage the interest rate risk related to MSRs. They included, but were not limited to, interest rate futures contracts, call or put options on U.S. Treasuries, swaptions, forward sales of mortgage-backed securities (MBS), futures, interest rate swaps, interest rate floors, and interest rate caps.

•
Mortgage loan commitments and mortgage loans held-for-sale — We have no mortgage loan commitments as of June 30, 2013 and, therefore, no longer hedge interest rate lock commitments (IRLC). In the past, we were exposed to interest rate risk from the time an IRLC was made until the time the mortgage loan was sold. We have an immaterial amount of mortgage loans held-for-sale that are exposed to interest rate risk. Changes in interest rates impact the market price for our loans; as market interest rates decline, the value of loans held-for-sale increase and vice versa. Our primary objective in risk management activities related to these items is to eliminate or greatly reduce any interest rate risk.

Forward sales of MBS, primarily Fannie Mae or Freddie Mac to-be-announced securities, have been the primary derivative instruments used to accomplish the risk management objective for mortgage loans and IRLCs. The value of the forward sales contracts moves in the opposite direction of the value of the IRLCs and mortgage loans held-for-sale.

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

•
Net fixed versus variable interest rate exposure and equity investments — We enter into futures, options, and swaptions to economically hedge our net fixed versus variable interest rate exposure. The primary derivative instruments used to hedge the interest rate exposure of our fixed-rate automotive loans are short-dated, exchange-traded Eurodollar futures. We also enter into equity options to economically hedge our exposure to the equity markets.

Foreign Exchange Risk
We enter into derivative financial instrument contracts to mitigate the risk associated with variability in cash flows related to foreign-currency financial instruments. Currency forwards and cross currency swaps are used to economically hedge foreign exchange exposure on foreign-currency-denominated debt by converting the funding currency to the same currency of the assets being financed. Similar to our interest rate derivatives, the derivatives are generally entered into or traded concurrent with the debt issuance with the terms of the derivative matching the terms of the underlying debt.
We have reduced our foreign exchange exposure to net investments in foreign operations through the sales of discontinued international businesses, refer to Note 2 for further details on these sales. We enter into foreign-currency forwards and option-based contracts with external counterparties to hedge foreign exchange exposure on our net investments. Our remaining foreign subsidiaries maintain both assets and liabilities in local currencies; these local currencies are generally the subsidiaries' functional currencies for accounting purposes. Foreign-currency exchange-rate gains and losses arise when the assets or liabilities of our subsidiaries are denominated in currencies that differ from its functional currency. In addition, our equity is impacted by the cumulative translation adjustments resulting from the translation of foreign

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

subsidiary results; this impact is reflected in our accumulated other comprehensive income (loss). The hedges are recorded at fair value with the changes recorded to accumulated other comprehensive income (loss) including the spot to forward difference. The net derivative gain or loss remains in accumulated other comprehensive income (loss) until earnings are impacted by the sale or the liquidation of the associated foreign operation.
We have also used a centralized-lending program to manage liquidity for our subsidiary businesses, but as of June 30, 2013, this activity is immaterial. Historically, foreign-currency-denominated loan agreements were executed with our foreign subsidiaries in their local currencies. We evaluate our foreign-currency exposure resulting from intercompany lending and manage our currency risk exposure by entering into foreign-currency derivatives with external counterparties. Our remaining foreign-currency derivatives are recorded at fair value with changes recorded as income offsetting the gains and losses on the associated foreign-currency transactions.
Except for our remaining net investment hedges, we generally have not elected to treat any foreign-currency derivatives as hedges for accounting purposes principally because the changes in the fair values of the foreign-currency swaps are substantially offset by the foreign-currency revaluation gains and losses of the underlying assets and liabilities.
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
We placed cash and securities collateral totaling $224 million and $1.3 billion at June 30, 2013 and December 31, 2012, respectively, in accounts maintained by counterparties. We received cash collateral from counterparties totaling $177 million and $941 million at June 30, 2013 and December 31, 2012, respectively. The receivables for collateral placed and the payables for collateral received are included on our Condensed Consolidated Balance Sheet in other assets and accrued expenses and other liabilities, respectively. In certain circumstances, we receive or post securities as collateral with counterparties. We do not record such collateral received on our Condensed Consolidated Balance Sheet unless certain conditions are met.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Balance Sheet Presentation
The following table summarizes the fair value amounts of derivative instruments reported on our Condensed Consolidated Balance Sheet. The fair value amounts are presented on a gross basis, are segregated by derivatives that are designated and qualifying as hedging instruments or those that are not, and are further segregated by type of contract within those two categories. At June 30, 2013 and December 31, 2012, $310 million and $2.3 billion, respectively, of the derivative contracts in a receivable position were classified as other assets on the Condensed Consolidated Balance Sheet. At June 30, 2013 and December 31, 2012, $220 million and $2.5 billion of derivative contracts in a liability position were classified as accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet.

	June 30, 2013			December 31, 2012
	Derivative contracts in a		Notional amount	Derivative contracts in a		Notional amount
($ in millions)	receivable position (a)	payable position (b)		receivable position (a)	payable position (b)
Derivatives qualifying for hedge accounting
Interest rate risk
Fair value accounting hedges	$124	$83	$7,018	$411	$—	$7,248
Cash flow accounting hedges	—	—	698	—	10	2,580
Total interest rate risk	124	83	7,716	411	10	9,828
Foreign exchange risk
Net investment accounting hedges	48	10	3,037	35	53	8,693
Total derivatives qualifying for hedge accounting	172	93	10,753	446	63	18,521
Economic hedges
Interest rate risk
MSRs	—	—	—	1,616	2,299	146,405
Mortgage loan commitments and mortgage loans held-for-sale	—	—	4	49	23	9,617
Debt	48	27	10,112	28	29	17,716
Net fixed versus variable interest rate exposure and equity investments (c)	89	89	51,500	154	27	41,514
Total interest rate risk	137	116	61,616	1,847	2,378	215,252
Foreign exchange risk	1	11	1,545	5	27	2,464
Total economic hedges	138	127	63,161	1,852	2,405	217,716
Total derivatives	$310	$220	$73,914	$2,298	$2,468	$236,237

(a)	Includes accrued interest of $65 million and $175 million at June 30, 2013 and December 31, 2012, respectively.

(b)	Includes accrued interest of $8 million and $144 million at June 30, 2013 and December 31, 2012, respectively.

(c)
Primarily consists of exchange-traded Eurodollar futures with $13 million and $32 million in a receivable position, $13 million and $5 million in a payable position, and of a $34.7 billion and $24.2 billion notional amount at June 30, 2013 and December 31, 2012, respectively. Also includes equity options with $0 million and $1 million in a receivable position, $9 million and $8 million in a payable position, and of a $212 million and $554 million notional amount at June 30, 2013 and December 31, 2012, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Statement of Comprehensive Income Presentation
The following table summarizes the location and amounts of gains and losses on derivative instruments reported in our Condensed Consolidated Statement of Comprehensive Income.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2013	2012	2013	2012
Derivatives qualifying for hedge accounting
(Loss) gain recognized in earnings on derivatives (a)
Interest rate contracts
Interest on long-term debt	$(215)	$268	$(313)	$199
Gain (loss) recognized in earnings on hedged items (b)
Interest rate contracts
Interest on long-term debt	225	(259)	326	(208)
Total derivatives qualifying for hedge accounting	10	9	13	(9)
Economic derivatives
Gain (loss) recognized in earnings on derivatives
Interest rate contracts
Servicing asset valuation and hedge activities, net	—	321	(112)	225
(Loss) gain on mortgage and automotive loans, net	(5)	(59)	(37)	24
Other income, net of losses	7	(45)	6	(27)
Total interest rate contracts	2	217	(143)	222
Foreign exchange contracts (c)
Interest on long-term debt	(20)	8	19	(1)
Other income, net of losses	1	50	29	25
Total foreign exchange contracts	(19)	58	48	24
(Loss) gain recognized in earnings on derivatives	$(7)	$284	$(82)	$237

(a)
Amounts exclude gains related to interest for qualifying accounting hedges of debt, which are primarily offset by the fixed coupon payment on the long-term debt. The gains were $28 million and $29 million for the three months ended June 30, 2013 and 2012, respectively, and $61 million and $55 million for the six months ended June 30, 2013 and 2012, respectively.

(b)
Amounts exclude gains related to amortization of deferred basis adjustments on the hedged items. The gains were $38 million and $59 million for the three months ended June 30, 2013 and 2012, respectively, and $76 million and $119 million for the six months ended June 30, 2013 and 2012, respectively.

(c)
Amounts exclude gains and losses related to the revaluation of the related foreign-denominated debt or receivable. Gains of $18 million and losses of $56 million were recognized for the three months ended June 30, 2013 and 2012, respectively. Losses of $47 million and $25 million were recognized for the six months ended June 30, 2013 and 2012, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table summarizes derivative instruments used in cash flow and net investment hedge accounting relationships.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2013	2012	2013	2012
Cash flow hedges
Interest rate contracts
Loss reclassified from accumulated other comprehensive income to interest on long-term debt (a)	$—	$—	$(7)	$—
Gain (loss) recorded directly to interest on long-term debt	1	—	1	(5)
Total interest on long-term debt	$1	$—	$(6)	$(5)
Gain (loss) recognized in other comprehensive income	$3	$1	$10	$(2)
Net investment hedges
Foreign exchange contracts
Loss reclassified from accumulated other comprehensive income (loss) to income (loss) from discontinued operations, net	$(112)	$(1)	$(261)	$(1)
Total other income, net of losses	$(112)	$(1)	$(261)	$(1)
Gain recognized in other comprehensive income (b)	$158	$249	$327	$46

(a)
The amount represents losses reclassified from other comprehensive income (OCI) into earnings as a result of the discontinuance of hedge accounting because it is probable that the forecasted transaction will not occur.

(b)
The amounts represent the effective portion of net investment hedges. There are offsetting amounts recognized in accumulated other comprehensive income related to the revaluation of the related net investment in foreign operations. There were losses of $20 million and $343 million for the three months ended June 30, 2013 and 2012, respectively. There were losses of $539 million and $43 million for the six months ended June 30, 2013 and 2012, respectively.

21.    Income Taxes
We recognized total income tax expense from continuing operations of $40 million and an income tax benefit from continuing operations of $83 million during the three months and six months ended June 30, 2013, respectively, compared to an income tax benefit of $16 million and $15 million for the same periods in 2012. The increase in income tax expense for the three months ended June 30, 2013, compared to the same period in 2012, stemmed primarily from our differing U.S. valuation allowance posture in the respective periods. Specifically, U.S. pretax income was subject to U.S. taxation in both periods, however, the resulting deferred tax adjustment was offset by a valuation allowance reversal during the three months ended June 30, 2012. No such valuation allowance offset existed for the three months ended June 30, 2013 due to our release of valuation allowance against our ordinary-in-character deferred tax assets at December 31, 2012. The decrease in income tax expense for the six months ended June 30, 2013, compared to the same period in 2012, was primarily related to benefit in 2013 that was driven by the retroactive reinstatement of the active financing exception by the American Taxpayer Relief Act of 2012 and from the release of valuation allowance related to the measurement of foreign tax credit carryforwards anticipated to be utilized in the future.
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
During the three months and six months ended June 30, 2013, net capital gains generated from the completed sales of our international discontinued operations served to reduce the deferred tax asset related to our capital loss carryforwards by approximately $87 million and $298 million for the respective periods. This capital loss carryforward utilization resulted in a reversal of related valuation allowance. Furthermore, successful completion during 2013 of additional sales of entities currently held-for-sale may result in additional capital gains that would allow us to realize additional capital loss carryforwards. Any related reduction in valuation allowance on these deferred tax assets would be recognized as an income tax benefit upon such utilization. Refer to Note 2 for further details on sales of our international discontinued operations.
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

Transfers
Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfer occurred. There were no transfers between any levels during the six months ended June 30, 2013.

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

•
Mortgage loans held-for-sale, net — Our mortgage loans held-for-sale are accounted for at fair value because of fair value option elections. Mortgage loans held-for-sale are typically pooled together and sold into certain exit markets depending on underlying attributes of the loan, such as GSE eligibility, product type, interest rate, and credit quality. Mortgage loans classified as Level 2 were mainly GSE-eligible mortgage loans carried at fair value due to fair value option election, which are valued predominantly using published forward agency prices. It also includes any domestic loans where recently negotiated market prices for the loan pool exist with a counterparty (which approximates fair value) or quoted market prices for similar loans are available.

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
We had interest rate lock commitments accounted for as derivative instruments at Ally Bank that were classified as Level 3. We have also historically held certain derivative contracts that are structured specifically to meet a particular hedging objective. These

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

derivative contracts often were utilized to hedge risks inherent within certain on-balance sheet securitizations. To hedge risks on particular bond classes or securitization collateral, the derivative's notional amount was often indexed to the hedged item. As a result, we typically were required to use internally developed prepayment assumptions as an input into the model to forecast future notional amounts on these structured derivative contracts. Accordingly, we classified these derivative contracts as Level 3. However, as of the quarter ended March 31, 2013, we no longer hold such positions within continuing operations due to the sales of our international automotive finance businesses.
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

	Recurring fair value measurements
June 30, 2013 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Investment securities
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$658	$1,132	$—	$1,790
Foreign government	4	288	—	292
Mortgage-backed residential	—	10,328	—	10,328
Asset-backed	—	2,276	—	2,276
Corporate debt securities	—	1,309	—	1,309
Total debt securities	662	15,333	—	15,995
Equity securities (a)	1,020	—	—	1,020
Total available-for-sale securities	1,682	15,333	—	17,015
Mortgage loans held-for-sale, net (b)	—	56	—	56
Mortgage servicing rights	—	—	—	—
Other assets
Interests retained in financial asset sales	—	—	124	124
Derivative contracts in a receivable position
Interest rate	15	246	—	261
Foreign currency	—	49	—	49
Total derivative contracts in a receivable position	15	295	—	310
Total assets	$1,697	$15,684	$124	$17,505
Liabilities
Accrued expenses and other liabilities
Derivative contracts in a payable position
Interest rate	$(24)	$(175)	$—	$(199)
Foreign currency	—	(12)	(9)	(21)
Total derivative contracts in a payable position	(24)	(187)	(9)	(220)
Total liabilities	$(24)	$(187)	$(9)	$(220)

(a)	Our investment in any one industry did not exceed 17%.

(b)	Carried at fair value due to fair value option elections.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Recurring fair value measurements
December 31, 2012 ($ in millions)	Level 1	Level 2	Level 3	Total
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

June 30, 2013 ($ in millions)	Level 3 recurring measurements	Valuation technique	Unobservable input	Range
Assets
Other assets
Interests retained in financial asset sales	$124	Discounted cash flow	Discount rate	5.4-5.6%
			Commercial paper rate	0-0.1%

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

	Level 3 recurring fair value measurements
		Net realized/unrealized gains (losses)							Fair value at June 30, 2013	Net unrealized (losses) included in earnings still held at June 30, 2013
($ in millions)	Fair value at April 1, 2013	included in earnings		included in OCI	Purchases	Sales	Issuances	Settlements
Assets
Mortgage servicing rights	$917	$(12)		$—	$—	$(911)	$6	$—	$—	$(12)	(a)
Other assets
Interests retained in financial asset sales	139	9	(b)	—	—	—	—	(24)	124	—
Derivative contracts, net
Interest rate	5	(5)		—	—	—	—	—	—	(6)	(c)
Foreign currency	—	(9)		—	—	—	—	—	(9)	(8)	(c)
Total derivative contracts in a receivable position, net	5	(14)		—	—	—	—	—	(9)	(14)
Total assets	$1,061	$(17)		$—	$—	$(911)	$6	$(24)	$115	$(26)

(a)	Fair value adjustment was reported as servicing-asset valuation and hedge activities, net, in the Condensed Consolidated Statement of Comprehensive Income.

(b)	Reported as other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income.

(c)	Refer to Note 20 for information related to the location of the gains and losses on derivative instruments in the Condensed Consolidated Statement of Comprehensive Income.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Level 3 recurring fair value measurements
	Fair value at April 1, 2012	Net realized/unrealized gains (losses)			Purchases	Sales		Issuances	Settlements	Transfers out due to deconsolidation (a)	Fair value at June 30, 2012	Net unrealized gains (losses) included in earnings still held at June 30, 2012
($ in millions)		included in earnings		included in OCI
Assets
Trading assets (excluding derivatives)
Mortgage-backed residential securities	$32	$—	(b)	$—	$—	$—		$—	$(1)	$(31)	$—	$—	(b)
Investment securities
Available-for-sale debt securities
Asset-backed	63	—		—	—	—		—	—	—	63	—
Mortgage loans held-for-sale, net (c)	30	—		—	3	—		—	(2)	(31)	—	—
Consumer mortgage finance receivables and loans, net (c)	832	34	(c)	—	—	(245)	(d)	—	(34)	(587)	—	16	(c)
Mortgage servicing rights	2,595	(402)	(e)	—	—	—		42	—	(1,130)	1,105	(402)	(e)
Other assets
Interests retained in financial asset sales	194	22	(f)	—	—	—		—	(23)	—	193	—
Derivative contracts, net (g)
Interest rate	44	297	(h)	—	—	—		—	(247)	(1)	93	22	(h)
Foreign currency	5	2	(h)	—	—	—		—	—	—	7	(11)	(h)
Total derivative contracts in a receivable position, net	49	299		—	—	—		—	(247)	(1)	100	11
Total assets	$3,795	$(47)		$—	$3	$(245)		$42	$(307)	$(1,780)	$1,461	$(375)
Liabilities
Long-term debt
On-balance sheet securitization debt (c)	$(828)	$(32)	(c)	$—	$—	$—		$—	$304	$556	$—	$(23)	(c)
Accrued expenses and other liabilities
Loan repurchase liabilities (c)	(30)	—		—	(2)	—		—	2	30	—	—
Total liabilities	$(858)	$(32)		$—	$(2)	$—		$—	$306	$586	$—	$(23)

(a)	Represents the amounts transferred out of Level 3 due to the deconsolidation of ResCap during the three months ended June 30, 2012. Refer to Note 1 for additional information related to ResCap.

(b)	The fair value adjustment and the related interest were reported as income from discontinued operations, net of tax, in the Condensed Consolidated Statement of Comprehensive Income.

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

(f)	Reported as other income, net of losses, and income from discontinued operations, net of tax, in the Condensed Consolidated Statement of Comprehensive Income.

(g)	Includes derivatives classified as trading.

(h)	Refer to Note 20 for information related to the location of the gains and losses on derivative instruments in the Condensed Consolidated Statement of Comprehensive Income.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Level 3 recurring fair value measurements
		Net realized/unrealized gains (losses)							Fair value at June 30, 2013	Net unrealized (losses) included in earnings still held at June 30, 2013
($ in millions)	Fair value at Jan. 1, 2013	included in earnings		included in OCI	Purchases	Sales	Issuances	Settlements
Assets
Mortgage servicing rights	$952	$(101)	(a)	$—	$—	$(911)	$60	$—	$—	$(101)	(a)
Other assets
Interests retained in financial asset sales	154	11	(b)	—	—	—	—	(41)	124	—
Derivative contracts, net
Interest rate	47	(51)	(c)	—	—	—	—	4	—	(15)	(c)
Foreign currency	(2)	(7)	(c)	—	—	—	—	—	(9)	(9)	(c)
Total derivative contracts in a receivable position, net	45	(58)		—	—	—	—	4	(9)	(24)
Total assets	$1,151	$(148)		$—	$—	$(911)	$60	$(37)	$115	$(125)

(a)	Fair value adjustment was reported as servicing-asset valuation and hedge activities, net, in the Condensed Consolidated Statement of Comprehensive Income.

(b)	Reported as other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income.

(c)	Refer to Note 20 for information related to the location of the gains and losses on derivative instruments in the Condensed Consolidated Statement of Comprehensive Income.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Level 3 recurring fair value measurements
	Fair value at Jan. 1, 2012	Net realized/unrealized gains (losses)			Purchases	Sales		Issuances	Settlements	Transfers out due to deconsolidation (a)	Fair value at June 30, 2012	Net unrealized gains (losses) included in earnings still held at June 30, 2012
($ in millions)		included in earnings		included in OCI
Assets
Trading assets (excluding derivatives)
Mortgage-backed residential securities	$33	$2	(b)	$—	$—	$—		$—	$(4)	$(31)	$—	$4	(b)
Investment securities
Available-for-sale debt securities
Asset-backed	62	—		1	—	—		—	—	—	63	—
Mortgage loans held-for-sale, net (c)	30	—		—	12	—		—	(11)	(31)	—	—
Consumer mortgage finance receivables and loans, net (c)	835	121	(c)	—	—	(245)	(d)	—	(124)	(587)	—	51	(c)
Mortgage servicing rights	2,519	(401)	(e)	—	—	—		53	64	(1,130)	1,105	(401)	(e)
Other assets
Interests retained in financial asset sales	231	27	(f)	—	—	—		—	(65)	—	193	—
Derivative contracts, net (g)
Interest rate	71	273	(h)	—	—	—		—	(250)	(1)	93	(6)	(h)
Foreign currency	16	(9)	(h)	—	—	—		—	—	—	7	(22)	(h)
Total derivative contracts in a receivable position, net	87	264		—	—	—		—	(250)	(1)	100	(28)
Total assets	$3,797	$13		$1	$12	$(245)		$53	$(390)	$(1,780)	$1,461	$(374)
Liabilities
Long-term debt
On-balance sheet securitization debt (c)	$(830)	$(115)	(c)	$—	$—	$—		$—	$389	$556	$—	$(62)	(c)
Accrued expenses and other liabilities
Loan repurchase liabilities (c)	(29)	—		—	(11)	—		—	10	30	—	—
Total liabilities	$(859)	$(115)		$—	$(11)	$—		$—	$399	$586	$—	$(62)

(a)	Represents the amounts transferred out of Level 3 due to the deconsolidation of ResCap during the three months ended June 30, 2012. Refer to Note 1 for additional information related to ResCap.

(b)	The fair value adjustment and the related interest were reported as income from discontinued operations, net of tax, in the Condensed Consolidated Statement of Comprehensive Income.

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

(f)	Reported as other income, net of losses, and income from discontinued operations, net of tax, in the Condensed Consolidated Statement of Comprehensive Income.

(g)	Includes derivatives classified as trading.

(h)	Refer to Note 20 for information related to the location of the gains and losses on derivative instruments in the Condensed Consolidated Statement of Comprehensive Income.
Nonrecurring Fair Value
We may be required to measure certain assets and liabilities at fair value from time to time. These periodic fair value measures typically result from the application of lower-of-cost or fair value accounting or certain impairment measures. These items would constitute nonrecurring fair value measures.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following tables display the assets and liabilities measured at fair value on a nonrecurring basis.

	Nonrecurring fair value measurements				Lower-of-cost or fair value or valuation reserve allowance	Total loss included in earnings for the three months ended	Total loss included in earnings for the six months ended
June 30, 2013 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Loans held-for-sale	$—	$—	$46	$46	$—	n/m	n/m	(a)
Commercial finance receivables and loans, net (b)
Automotive	—	—	123	123	(19)	n/m (b)	n/m	(a)
Other	—	—	64	64	(7)	n/m (b)	n/m	(a)
Total commercial finance receivables and loans, net	—	—	187	187	(26)	n/m (b)	n/m	(a)
Other assets
Repossessed and foreclosed assets (c)	—	—	6	6	(2)	n/m (b)	n/m	(a)
Total assets	$—	$—	$239	$239	$(28)	n/m	n/m
n/m = not meaningful

(a)
We consider the applicable valuation or loan loss allowance to be the most relevant indicator of the impact on earnings caused by the fair value measurement. Accordingly, the table above excludes total gains and losses included in earnings for these items. The carrying values are inclusive of the respective valuation or loan loss allowance.

(b)	Represents the portion of the portfolio specifically impaired during 2013. The related valuation allowance represents the cumulative adjustment to fair value of those specific receivables.

(c)	The allowance provided for repossessed and foreclosed assets represents any cumulative valuation adjustment recognized to adjust the assets to fair value.

	Nonrecurring fair value measurements				Lower-of-cost or fair value or valuation reserve allowance	Total loss included in earnings for the three months ended	Total loss included in earnings for the six months ended
June 30, 2012 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Commercial finance receivables and loans, net (a)
Automotive	$—	$—	$130	$130	$(27)	n/m (b)	n/m	(b)
Other	—	—	27	27	(6)	n/m (b)	n/m	(b)
Total commercial finance receivables and loans, net	—	—	157	157	(33)	n/m (b)	n/m	(b)
Other assets
Repossessed and foreclosed assets (c)	—	7	5	12	(1)	n/m (b)	n/m	(b)
Total assets	$—	$7	$162	$169	$(34)	n/m (b)	n/m
n/m = not meaningful

(a)	Represents the portion of the portfolio specifically impaired during 2012. The related valuation allowance represents the cumulative adjustment to fair value of those specific receivables.

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

June 30, 2013 ($ in millions)	Level 3 nonrecurring measurements	Valuation technique	Unobservable input	Range
Assets
Commercial finance receivables and loans, net
Automotive	$123	Fair value of collateral	Adjusted appraisal value	65.0-95.0%
Fair Value Option for Financial Assets
A description of the financial assets elected to be measured at fair value is as follows. Our intent in electing fair value measurement was to mitigate a divergence between accounting losses and economic exposure for certain assets and liabilities.

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

	Changes included in the
	Condensed Consolidated Statement of Comprehensive Income
Three months ended June 30, ($ in millions)	Interest on loans held-for-sale (a)	(Loss) gain on mortgage loans, net	Total included in earnings
2013
Assets
Mortgage loans held-for-sale, net	$3	$(8)	$(5)	(b)
2012
Assets
Mortgage loans held-for-sale, net	$14	$12	$26	(b)

(a)	Interest income is measured by multiplying the unpaid principal balance on the loans by the coupon rate and the number of days of interest due.

(b)	The credit impact for loans held-for-sale is assumed to be zero because the loans are either suitable for sale or are covered by a government guarantee.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Changes included in the
	Condensed Consolidated Statement of Comprehensive Income
Six months ended June 30, ($ in millions)	Interest on loans held-for-sale (a)	Loss on mortgage loans, net	Total included in earnings
2013
Assets
Mortgage loans held-for-sale, net	$19	$(49)	$(30)	(b)
2012
Assets
Mortgage loans held-for-sale, net	$40	$(47)	$(7)	(b)

(a)	Interest income is measured by multiplying the unpaid principal balance on the loans by the coupon rate and the number of days of interest due.

(b)	The credit impact for loans held-for-sale is assumed to be zero because the loans are either suitable for sale or are covered by a government guarantee.
The following table provides the aggregate fair value and the aggregate unpaid principal balance for the fair value option-elected loans.

	June 30, 2013		December 31, 2012
($ in millions)	Unpaid principal balance	Fair value (a)	Unpaid principal balance	Fair value (a)
Assets
Mortgage loans held-for-sale, net
Total loans	$119	$56	$2,416	$2,490
Nonaccrual loans	45	22	47	25
Loans 90+ days past due (b)	43	20	36	19

(a)	Excludes accrued interest receivable.

(b)	Loans 90+ days past due are also presented within the nonaccrual loan balance and the total loan balance; however, excludes government-insured loans that are still accruing interest.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Fair Value of Financial Instruments
The following table presents the carrying and estimated fair value of financial instruments, except for those recorded at fair value on a recurring basis presented in the previous section of this note titled Recurring Fair Value. When possible, we use quoted market prices to determine fair value. Where quoted market prices are not available, the fair value is internally derived based on appropriate valuation methodologies with respect to the amount and timing of future cash flows and estimated discount rates. However, considerable judgment is required in interpreting market data to develop estimates of fair value, so the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions or estimation methodologies could be material to the estimated fair values. Fair value information presented herein was based on information available at June 30, 2013 and December 31, 2012.

		Estimated fair value
($ in millions)	Carrying value	Level 1	Level 2	Level 3	Total
June 30, 2013
Financial assets
Loans held-for-sale, net (a)	$102	$—	$56	$46	$102
Finance receivables and loans, net (a)	95,810	—	—	96,685	96,685
Nonmarketable equity investments	204	—	176	34	210
Financial liabilities
Deposit liabilities	$50,125	$—	$—	$50,872	$50,872
Short-term borrowings	4,197	—	—	4,197	4,197
Long-term debt (a)(b)	64,873	—	34,910	33,039	67,949
December 31, 2012
Financial assets
Loans held-for-sale, net (a)	$2,576	$—	$2,490	$86	$2,576
Finance receivables and loans, net (a)	97,885	—	—	98,907	98,907
Nonmarketable equity investments	303	—	272	34	306
Financial liabilities
Deposit liabilities	$47,915	$—	$—	$48,752	$48,752
Short-term borrowings	7,461	6	—	7,454	7,460
Long-term debt (a)(b)	74,882	—	36,018	42,533	78,551

(a)
Includes financial instruments carried at fair value due to fair value option elections. Refer to the previous section of this note titled Fair Value Option for Financial Assets and Liabilities for further information about the fair value elections.

(b)	The carrying value includes deferred interest for zero-coupon bonds of $339 million and $321 million at June 30, 2013, and December 31, 2012, respectively.
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

•
Loans held-for-sale, net — Loans held-for-sale classified as Level 2 included all GSE-eligible mortgage loans valued predominantly using published forward agency prices. It also includes any domestic loans where recently negotiated market prices for the loan pool exist with a counterparty (which approximates fair value) or quoted market prices for similar loans are available. Loans held-for-sale classified as Level 3 include all loans valued using internally developed valuation models because observable market prices were not available. The loans are priced on a discounted cash flow basis utilizing cash flow projections from internally developed models that utilize prepayment, default, and discount rate assumptions. To the extent available, we will utilize market observable inputs such as interest rates and market spreads. If market observable inputs are not available, we are required to utilize internal inputs, such as prepayment speeds, credit losses, and discount rates.

•
Finance receivables and loans, net — With the exception of mortgage loans held-for-investment, the fair value of finance receivables was based on discounted future cash flows using applicable spreads to approximate current rates applicable to each category of finance receivables (an income approach using Level 3 inputs). The carrying value of commercial receivables in certain markets and certain automotive and other receivables for which interest rates reset on a short-term basis with applicable market indices are assumed to approximate fair value either because of the short-term nature or because of the interest rate adjustment feature. The fair value of commercial receivables in other markets was based on discounted future cash flows using applicable spreads to approximate current rates applicable to similar assets in those markets.

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
The composition of offsetting derivative instruments, financial assets, and financial liabilities was as follows.

	Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets/(Liabilities) Presented in the Condensed Consolidated Balance Sheet
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
June 30, 2013 ($ in millions)				Financial Instruments	Collateral (a)	Net Amount
Assets
Derivative assets in net asset positions	$233	$—	$233	$(56)	$(158)	$19
Derivative assets in net liability positions	46	—	46	(46)	—	—
Derivative assets with no offsetting arrangements	31	—	31	—	—	31
Total assets	$310	$—	$310	$(102)	$(158)	$50
Liabilities
Derivative liabilities in net liability positions	$(142)	$—	$(142)	$46	$80	$(16)
Derivative liabilities in net asset positions	(56)	—	(56)	56	—	—
Derivative liabilities with no offsetting arrangements	(22)	—	(22)	—	—	(22)
Total liabilities	$(220)	$—	$(220)	$102	$80	$(38)

(a)	Financial collateral received/pledged shown as a balance based on the sum of all net asset and liability positions between Ally and each individual derivative counterparty.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets/(Liabilities) Presented in the Condensed Consolidated Balance Sheet
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
December 31, 2012 ($ in millions)				Financial Instruments	Collateral (a)	Net Amount
Assets
Derivative assets in net asset positions	$1,395	$—	$1,395	$(503)	$(841)	$51
Derivative assets in net liability positions	788	—	788	(788)	—	—
Derivative assets with no offsetting arrangements	115	—	115	—	—	115
Total assets	$2,298	$—	$2,298	$(1,291)	$(841)	$166
Liabilities
Derivative liabilities in net liability positions	$(1,929)	$—	$(1,929)	$788	$1,092	$(49)
Derivative liabilities in net asset positions	(503)	—	(503)	503	—	—
Derivative liabilities with no offsetting arrangements	(36)	—	(36)	—	—	(36)
Total liabilities	$(2,468)	$—	$(2,468)	$1,291	$1,092	$(85)

(a)	Financial collateral received/pledged shown as a balance based on the sum of all net asset and liability positions between Ally and each individual derivative counterparty.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Financial information for our reportable operating segments is summarized as follows.

Three months ended June 30, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage operations	Corporate and Other (a)	Consolidated (b)
2013
Net financing revenue (loss)	$777	$15	$15	$(179)	$628
Other revenue (loss)	60	325	(6)	23	402
Total net revenue (loss)	837	340	9	(156)	1,030
Provision for loan losses	88	—	6	(5)	89
Total noninterest expense	367	295	46	93	801
Income (loss) from continuing operations before income tax expense (benefit)	$382	$45	$(43)	$(244)	$140
Total assets	$107,485	$7,336	$9,061	$26,745	$150,627
2012
Net financing revenue (loss)	$693	$16	$29	$(281)	$457
Other revenue (loss)	112	300	320	(18)	714
Total net revenue (loss)	805	316	349	(299)	1,171
Provision for loan losses	15	—	21	(3)	33
Total noninterest expense	350	296	226	99	971
Income (loss) from continuing operations before income tax expense (benefit)	$440	$20	$102	$(395)	$167
Total assets	$120,523	$8,237	$17,146	$32,654	$178,560

(a)	Total assets for the Commercial Finance Group were $1.5 billion and $1.2 billion at June 30, 2013 and 2012, respectively.

(b)	Net financing revenue after the provision for loan losses totaled $0.5 billion and $0.4 billion for the three months ended June 30, 2013 and 2012, respectively.

Six months ended June 30, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage operations	Corporate and Other (a)	Consolidated (b)
2013
Net financing revenue (loss)	$1,550	$27	$49	$(358)	$1,268
Other revenue (loss)	142	633	(25)	38	788
Total net revenue (loss)	1,692	660	24	(320)	2,056
Provision for loan losses	200	—	26	(6)	220
Total noninterest expense	767	554	245	193	1,759
Income (loss) from continuing operations before income tax expense (benefit)	$725	$106	$(247)	$(507)	$77
Total assets	$107,485	$7,336	$9,061	$26,745	$150,627
2012
Net financing revenue (loss)	$1,323	$28	$66	$(609)	$808
Other revenue	189	638	457	35	1,319
Total net revenue (loss)	1,512	666	523	(574)	2,127
Provision for loan losses	93	—	48	(10)	131
Total noninterest expense	738	546	310	232	1,826
Income (loss) from continuing operations before income tax expense (benefit)	$681	$120	$165	$(796)	$170
Total assets	$120,523	$8,237	$17,146	$32,654	$178,560

(a)	Total assets for the Commercial Finance Group were $1.5 billion and $1.2 billion at June 30, 2013 and 2012, respectively.

(b)	Net financing revenue after the provision for loan losses totaled $1.0 billion and $0.7 billion for the six months ended June 30, 2013 and 2012, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Information concerning principal geographic areas were as follows.

Three months ended June 30, ($ in millions)	Revenue (a)	Income (loss) from continuing operations before income tax expense (b)	Net income (loss) (b)(c)
2013
Canada	$47	$14	$13
Europe (d)	—	(1)	(146)
Latin America	—	(1)	194
Asia-Pacific	—	—	29
Total foreign	47	12	90
Total domestic (e)	983	128	(1,017)
Total	$1,030	$140	$(927)
2012
Canada	$61	$17	$79
Europe (d)	(4)	10	41
Latin America	1	(4)	62
Asia-Pacific	1	1	23
Total foreign	59	24	205
Total domestic (e)	1,112	143	(1,103)
Total	$1,171	$167	$(898)

(a)	Revenue consists of net financing revenue and total other revenue as presented in our Condensed Consolidated Financial Statements.

(b)	The domestic amounts include original discount amortization of $64 million and $100 million for the three months ended June 30, 2013 and 2012, respectively.

(c)	Gain (loss) realized on sale of discontinued operations are allocated to the geographic area in which the business operated.

(d)	Amounts include eliminations between our foreign operations.

(e)	Amounts include eliminations between our domestic and foreign operations.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Six months ended June 30, ($ in millions)	Revenue (a)	Income (loss) from continuing operations before income tax expense (b)	Net income (loss) (b)(c)
2013
Canada	$96	$28	$1,243
Europe (d)	(10)	(19)	(86)
Latin America	—	(5)	274
Asia-Pacific	1	(2)	54
Total foreign	87	2	1,485
Total domestic (e)	1,969	75	(1,319)
Total	$2,056	$77	$166
2012
Canada	$120	$31	$162
Europe (d)	(14)	—	67
Latin America	2	(7)	108
Asia-Pacific	2	1	50
Total foreign	110	25	387
Total domestic (e)	2,017	145	(975)
Total	$2,127	$170	$(588)

(a)	Revenue consists of net financing revenue and total other revenue as presented in our Condensed Consolidated Financial Statements.

(b)	The domestic amounts include original discount amortization of $124 million and $211 million for the six months ended June 30, 2013 and 2012, respectively.

(c)	Gain (loss) realized on sale of discontinued operations are allocated to the geographic area in which the business operated.

(d)	Amounts include eliminations between our foreign operations.

(e)	Amounts include eliminations between our domestic and foreign operations.
25.    Parent and Guarantor Consolidating Financial Statements
Certain of our senior notes are guaranteed by 100% directly owned subsidiaries of Ally (the Guarantors). As of June 30, 2013, the Guarantors were, Ally US LLC and IB Finance Holding Company, LLC (IB Finance), each of which fully and unconditionally guarantee the senior notes on a joint and several basis.
The following financial statements present condensed consolidating financial data for (i) Ally Financial Inc. (on a parent company-only basis), (ii) the Guarantors, (iii) the nonguarantor subsidiaries (all other subsidiaries), and (iv) an elimination column for adjustments to arrive at (v) the information for the parent company, the Guarantors, and nonguarantors on a consolidated basis.
Investments in subsidiaries are accounted for by the parent company and the Guarantors using the equity-method for this presentation. Results of operations of subsidiaries are therefore classified in the parent company’s and the Guarantors’ investment in subsidiaries accounts. The elimination entries set forth in the following condensed consolidating financial statements eliminate distributed and undistributed income of subsidiaries, investments in subsidiaries, and intercompany balances and transactions between the parent, the Guarantors, and nonguarantors.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Condensed Consolidating Statements of Comprehensive Income

Three months ended June 30, 2013 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$272	$—	$867	$—	$1,139
Interest and fees on finance receivables and loans — intercompany	13	—	20	(33)	—
Interest on loans held-for-sale	—	—	3	—	3
Interest and dividends on available-for-sale investment securities	—	—	76	—	76
Interest-bearing cash	1	—	1	—	2
Interest-bearing cash — intercompany	—	—	2	(2)	—
Operating leases	118	—	670	—	788
Total financing revenue and other interest income	404	—	1,639	(35)	2,008
Interest expense
Interest on deposits	6	—	156	—	162
Interest on short-term borrowings	12	—	4	—	16
Interest on long-term debt	564	—	139	—	703
Interest on intercompany debt	21	—	14	(35)	—
Total interest expense	603	—	313	(35)	881
Depreciation expense on operating lease assets	102	—	397	—	499
Net financing (loss) revenue	(301)	—	929	—	628
Dividends from subsidiaries
Nonbank subsidiaries	1,864	405	—	(2,269)	—
Other revenue
Servicing fees	38	—	(19)	—	19
Servicing asset valuation and hedge activities, net	—	—	(12)	—	(12)
Total servicing income, net	38	—	(31)	—	7
Insurance premiums and service revenue earned	—	—	258	—	258
Loss on mortgage and automotive loans, net	—	—	(1)	—	(1)
Other gain on investments, net	—	—	64	—	64
Other income, net of losses	26	—	341	(293)	74
Total other revenue	64	—	631	(293)	402
Total net revenue	1,627	405	1,560	(2,562)	1,030
Provision for loan losses	105	—	(16)	—	89
Noninterest expense
Compensation and benefits expense	160	—	194	(102)	252
Insurance losses and loss adjustment expenses	—	—	146	—	146
Other operating expenses	99	—	496	(192)	403
Total noninterest expense	259	—	836	(294)	801
Income from continuing operations before income tax (benefit) expense and undistributed income (loss) of subsidiaries	1,263	405	740	(2,268)	140
Income tax (benefit) expense from continuing operations	(231)	—	271	—	40
Net income from continuing operations	1,494	405	469	(2,268)	100
(Loss) income from discontinued operations, net of tax	(1,242)	(47)	262	—	(1,027)
Undistributed income (loss) of subsidiaries
Bank subsidiary	207	207	—	(414)	—
Nonbank subsidiaries	(1,386)	(348)	—	1,734	—
Net (loss) income	(927)	217	731	(948)	(927)
Other comprehensive loss, net of tax	(181)	(141)	(253)	394	(181)
Comprehensive (loss) income	$(1,108)	$76	$478	$(554)	$(1,108)

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Three months ended June 30, 2012 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$198	$—	$938	$4	$1,140
Interest and fees on finance receivables and loans — intercompany	19	(1)	5	(23)	—
Interest on loans held-for-sale	6	—	14	—	20
Interest on trading assets	—	—	1	—	1
Interest and dividends on available-for-sale investment securities	—	—	77	—	77
Interest-bearing cash	6	—	3	—	9
Interest-bearing cash - intercompany	—	—	9	(9)	—
Operating leases	35	—	526	—	561
Total financing revenue and other interest income	264	(1)	1,573	(28)	1,808
Interest expense
Interest on deposits	16	—	144	—	160
Interest on short-term borrowings	13	—	2	4	19
Interest on long-term debt	664	—	177	(4)	837
Interest on intercompany debt	4	—	22	(26)	—
Total interest expense	697	—	345	(26)	1,016
Depreciation expense on operating lease assets	18	—	317	—	335
Net financing (loss) revenue	(451)	(1)	911	(2)	457
Dividends from subsidiaries
Nonbank subsidiaries	179	—	—	(179)	—
Other revenue
Servicing fees	50	—	63	—	113
Servicing asset valuation and hedge activities, net	—	—	46	—	46
Total servicing income, net	50	—	109	—	159
Insurance premiums and service revenue earned	—	—	261	—	261
(Loss) gain on mortgage and automotive loans, net	(3)	—	89	—	86
Other gain on investments, net	—	—	64	—	64
Other income, net of losses	61	110	259	(286)	144
Total other revenue	108	110	782	(286)	714
Total net (loss) revenue	(164)	109	1,693	(467)	1,171
Provision for loan losses	(20)	—	53	—	33
Noninterest expense
Compensation and benefits expense	182	109	89	(110)	270
Insurance losses and loss adjustment expenses	—	—	149	—	149
Other operating expenses	805	—	(77)	(176)	552
Total noninterest expense	987	109	161	(286)	971
(Loss) income from continuing operations before income tax (benefit) expense and undistributed income (loss) of subsidiaries	(1,131)	—	1,479	(181)	167
Income tax (benefit) expense from continuing operations	(280)	—	264	—	(16)
Net (loss) income from continuing operations	(851)	—	1,215	(181)	183
Income (loss) from discontinued operations, net of tax	9	3	(1,094)	1	(1,081)
Undistributed income (loss) of subsidiaries
Bank subsidiary	275	275	—	(550)	—
Nonbank subsidiaries	(331)	114	—	217	—
Net (loss) income	(898)	392	121	(513)	(898)
Other comprehensive loss, net of tax	(206)	(155)	(425)	580	(206)
Comprehensive (loss) income	$(1,104)	$237	$(304)	$67	$(1,104)

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Six months ended June 30, 2013 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$431	$—	$1,843	$—	$2,274
Interest and fees on finance receivables and loans — intercompany	37	—	25	(62)	—
Interest on loans held-for-sale	—	—	19	—	19
Interest and dividends on available-for-sale investment securities	—	—	144	—	144
Interest-bearing cash	2	—	3	—	5
Interest-bearing cash — intercompany	—	—	4	(4)	—
Operating leases	214	—	1,308	—	1,522
Total financing revenue and other interest income	684	—	3,346	(66)	3,964
Interest expense
Interest on deposits	15	—	311	—	326
Interest on short-term borrowings	24	—	8	—	32
Interest on long-term debt	1,124	—	285	(5)	1,404
Interest on intercompany debt	20	—	40	(60)	—
Total interest expense	1,183	—	644	(65)	1,762
Depreciation expense on operating lease assets	164	—	770	—	934
Net financing (loss) revenue	(663)	—	1,932	(1)	1,268
Dividends from subsidiaries
Nonbank subsidiaries	5,163	3,659	—	(8,822)	—
Other revenue
Servicing fees	82	—	19	—	101
Servicing asset valuation and hedge activities, net	—	—	(213)	—	(213)
Total servicing income, net	82	—	(194)	—	(112)
Insurance premiums and service revenue earned	—	—	517	—	517
Gain on mortgage and automotive loans, net	—	—	37	—	37
Other gain on investments, net	—	—	115	—	115
Other income, net of losses	77	—	766	(612)	231
Total other revenue	159	—	1,241	(612)	788
Total net revenue	4,659	3,659	3,173	(9,435)	2,056
Provision for loan losses	229	—	(9)	—	220
Noninterest expense
Compensation and benefits expense	352	—	417	(232)	537
Insurance losses and loss adjustment expenses	—	—	261	—	261
Other operating expenses	157	—	1,184	(380)	961
Total noninterest expense	509	—	1,862	(612)	1,759
Income from continuing operations before income tax (benefit) expense and undistributed income (loss) of subsidiaries	3,921	3,659	1,320	(8,823)	77
Income tax (benefit) expense from continuing operations	(560)	—	477	—	(83)
Net income from continuing operations	4,481	3,659	843	(8,823)	160
(Loss) income from discontinued operations, net of tax	(1,507)	(34)	1,546	1	6
Undistributed income (loss) of subsidiaries
Bank subsidiary	433	433	—	(866)	—
Nonbank subsidiaries	(3,241)	(2,400)	—	5,641	—
Net income	166	1,658	2,389	(4,047)	166
Other comprehensive loss, net of tax	(498)	(719)	(854)	1,573	(498)
Comprehensive (loss) income	$(332)	$939	$1,535	$(2,474)	$(332)

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Six months ended June 30, 2012 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$451	$—	$1,782	$—	$2,233
Interest and fees on finance receivables and loans — intercompany	57	—	13	(70)	—
Interest on loans held-for-sale	11	—	40	—	51
Interest on trading assets	—	—	10	—	10
Interest and dividends on available-for-sale investment securities	—	—	151	—	151
Interest-bearing cash	7	—	4	—	11
Interest-bearing cash - intercompany	—	—	9	(9)	—
Operating leases	87	—	981	—	1,068
Total financing revenue and other interest income	613	—	2,990	(79)	3,524
Interest expense
Interest on deposits	33	—	290	—	323
Interest on short-term borrowings	33	—	3	—	36
Interest on long-term debt	1,387	—	338	(8)	1,717
Interest on intercompany debt	(1)	1	67	(67)	—
Total interest expense	1,452	1	698	(75)	2,076
Depreciation expense on operating lease assets	31	—	609	—	640
Net financing (loss) revenue	(870)	(1)	1,683	(4)	808
Dividends from subsidiaries
Nonbank subsidiaries	320	—	—	(320)	—
Other revenue
Servicing fees	102	—	133	—	235
Servicing asset valuation and hedge activities, net	—	—	(60)	—	(60)
Total servicing income, net	102	—	73	—	175
Insurance premiums and service revenue earned	—	—	531	—	531
(Loss) gain on mortgage and automotive loans, net	(4)	—	110	—	106
Other gain on investments, net	—	—	153	—	153
Other income, net of losses	96	254	604	(600)	354
Total other revenue	194	254	1,471	(600)	1,319
Total net (loss) revenue	(356)	253	3,154	(924)	2,127
Provision for loan losses	58	—	73	—	131
Noninterest expense
Compensation and benefits expense	395	253	179	(254)	573
Insurance losses and loss adjustment expenses	—	—	247	—	247
Other operating expenses	891	—	461	(346)	1,006
Total noninterest expense	1,286	253	887	(600)	1,826
(Loss) income from continuing operations before income tax (benefit) expense and undistributed income of subsidiaries	(1,700)	—	2,194	(324)	170
Income tax (benefit) expense from continuing operations	(548)	—	533	—	(15)
Net (loss) income from continuing operations	(1,152)	—	1,661	(324)	185
Income (loss) from discontinued operations, net of tax	19	6	(796)	(2)	(773)
Undistributed income of subsidiaries
Bank subsidiary	498	498	—	(996)	—
Nonbank subsidiaries	47	199	—	(246)	—
Net (loss) income	(588)	703	865	(1,568)	(588)
Other comprehensive loss, net of tax	(19)	(29)	(37)	66	(19)
Comprehensive (loss) income	$(607)	$674	$828	$(1,502)	$(607)

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Condensed Consolidating Balance Sheet

June 30, 2013 ($ in millions)	Parent (a)	Guarantors	Nonguarantors (a)	Consolidating adjustments	Ally consolidated
Assets
Cash and cash equivalents
Noninterest-bearing	$726	$29	$537	$—	$1,292
Noninterest-bearing — intercompany	84	—	—	(84)	—
Interest-bearing	3,151	—	3,331	—	6,482
Interest-bearing — intercompany	—	—	422	(422)	—
Total cash and cash equivalents	3,961	29	4,290	(506)	7,774
Investment securities	—	—	17,015	—	17,015
Loans held-for-sale, net	—	—	102	—	102
Finance receivables and loans, net
Finance receivables and loans, net	19,123	—	77,870	—	96,993
Intercompany loans to
Bank subsidiary	3,400	—	—	(3,400)	—
Nonbank subsidiaries	3,176	—	1,789	(4,965)	—
Allowance for loan losses	(314)	—	(869)	—	(1,183)
Total finance receivables and loans, net	25,385	—	78,790	(8,365)	95,810
Investment in operating leases, net	2,910	—	13,175	—	16,085
Intercompany receivables from
Bank subsidiary	82	—	—	(82)	—
Nonbank subsidiaries	231	—	470	(701)	—
Investment in subsidiaries
Bank subsidiary	14,530	14,530	—	(29,060)	—
Nonbank subsidiaries	10,869	111	—	(10,980)	—
Premiums receivable and other insurance assets	—	—	1,628	(17)	1,611
Other assets	3,181	—	3,807	(287)	6,701
Assets of operations held-for-sale	620	—	4,909	—	5,529
Total assets	$61,769	$14,670	$124,186	$(49,998)	$150,627
Liabilities
Deposit liabilities
Noninterest-bearing	$—	$—	$72	$—	$72
Noninterest-bearing — intercompany	—	—	84	(84)	—
Interest-bearing	642	—	49,411	—	50,053
Total deposit liabilities	642	—	49,567	(84)	50,125
Short-term borrowings	3,197	—	1,000	—	4,197
Long-term debt	31,640	—	32,894	—	64,534
Intercompany debt to
Nonbank subsidiaries	2,211	—	6,576	(8,787)	—
Intercompany payables to
Bank subsidiary	100	—	—	(100)	—
Nonbank subsidiaries	462	—	239	(701)	—
Interest payable	806	—	193	—	999
Unearned insurance premiums and service revenue	—	—	2,301	—	2,301
Accrued expenses and other liabilities	3,546	100	1,684	(287)	5,043
Liabilities of operations held-for-sale	—	—	4,263	—	4,263
Total liabilities	42,604	100	98,717	(9,959)	131,462
Total equity	19,165	14,570	25,469	(40,039)	19,165
Total liabilities and equity	$61,769	$14,670	$124,186	$(49,998)	$150,627

(a)	Amounts presented are based upon the legal transfer of the underlying assets to VIEs in order to reflect legal ownership.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

December 31, 2012 ($ in millions)	Parent (a)	Guarantors	Nonguarantors (a)	Consolidating adjustments	Ally consolidated
Assets
Cash and cash equivalents
Noninterest-bearing	$729	$—	$344	$—	$1,073
Noninterest-bearing — intercompany	39	—	—	(39)	—
Interest-bearing	3,204	—	3,236	—	6,440
Interest-bearing — intercompany	—	—	452	(452)	—
Total cash and cash equivalents	3,972	—	4,032	(491)	7,513
Investment securities	—	—	14,178	—	14,178
Loans held-for-sale, net	—	—	2,576	—	2,576
Finance receivables and loans, net
Finance receivables and loans, net	12,486	—	86,569	—	99,055
Intercompany loans to
Bank subsidiary	1,600	—	—	(1,600)	—
Nonbank subsidiaries	3,514	—	672	(4,186)	—
Allowance for loan losses	(170)	—	(1,000)	—	(1,170)
Total finance receivables and loans, net	17,430	—	86,241	(5,786)	97,885
Investment in operating leases, net	2,003	—	11,547	—	13,550
Intercompany receivables from
Bank subsidiary	677	—	—	(677)	—
Nonbank subsidiaries	315	334	378	(1,027)	—
Investment in subsidiaries
Bank subsidiary	14,288	14,288	—	(28,576)	—
Nonbank subsidiaries	19,180	3,723	—	(22,903)	—
Mortgage servicing rights	—	—	952	—	952
Premiums receivable and other insurance assets	—	—	1,609	—	1,609
Other assets	2,514	—	9,968	(574)	11,908
Assets of operations held-for-sale	855	762	30,582	(23)	32,176
Total assets	$61,234	$19,107	$162,063	$(60,057)	$182,347
Liabilities
Deposit liabilities
Noninterest-bearing	$—	$—	$1,977	$—	$1,977
Noninterest-bearing — intercompany	—	—	39	(39)	—
Interest-bearing	983	—	44,955	—	45,938
Total deposit liabilities	983	—	46,971	(39)	47,915
Short-term borrowings	3,094	—	4,367	—	7,461
Long-term debt	32,342	—	42,219	—	74,561
Intercompany debt to
Nonbank subsidiaries	530	—	5,708	(6,238)	—
Intercompany payables to
Bank subsidiary	752	—	—	(752)	—
Nonbank subsidiaries	674	—	278	(952)	—
Interest payable	748	—	184	—	932
Unearned insurance premiums and service revenue	—	—	2,296	—	2,296
Accrued expenses and other liabilities	2,187	451	4,517	(570)	6,585
Liabilities of operations held-for-sale	26	725	21,948	—	22,699
Total liabilities	41,336	1,176	128,488	(8,551)	162,449
Total equity	19,898	17,931	33,575	(51,506)	19,898
Total liabilities and equity	$61,234	$19,107	$162,063	$(60,057)	$182,347

(a)	Amounts presented are based upon the legal transfer of the underlying assets to VIEs in order to reflect legal ownership.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Condensed Consolidating Statement of Cash Flows

Six months ended June 30, 2013 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Operating activities
Net cash provided by operating activities	$5,085	$3,514	$3,636	$(8,822)	$3,413
Investing activities
Purchases of available-for-sale securities	—	—	(9,305)	—	(9,305)
Proceeds from sales of available-for-sale securities	—	—	3,700	—	3,700
Proceeds from maturities and repayments of available-for-sale securities	—	—	3,125	—	3,125
Net (increase) decrease in finance receivables and loans	(4,708)	79	6,220	—	1,591
Net (increase) decrease in loans — intercompany	(1,463)	251	(1,368)	2,580	—
Net increase in operating lease assets	(798)	—	(2,670)	—	(3,468)
Capital contributions to subsidiaries	(158)	—	—	158	—
Returns of contributed capital	558	150		(708)	—
Sales of mortgage servicing rights	—	—	911	—	911
Proceeds from sale of business units, net	1,120	554	5,259	—	6,933
Net change in restricted cash	—	(26)	2,345	—	2,319
Other, net	(265)	—	125	—	(140)
Net cash (used in) provided by investing activities	(5,714)	1,008	8,342	2,030	5,666
Financing activities
Net change in short-term borrowings — third party	103	36	(2,971)	—	(2,832)
Net (decrease) increase in deposits	(342)	—	2,538	(45)	2,151
Proceeds from issuance of long-term debt — third party	39	—	7,998	—	8,037
Repayments of long-term debt — third party	(461)	(70)	(17,234)	—	(17,765)
Net change in debt — intercompany	1,680	(271)	1,140	(2,549)	—
Dividends paid — third party	(401)	—	—	—	(401)
Dividends paid and returns of contributed capital — intercompany	—	(4,217)	(5,312)	9,529	—
Capital contributions from parent	—	29	129	(158)	—
Net cash provided by (used in) financing activities	618	(4,493)	(13,712)	6,777	(10,810)
Effect of exchange-rate changes on cash and cash equivalents	—	—	50	—	50
Net (decrease) increase in cash and cash equivalents	(11)	29	(1,684)	(15)	(1,681)
Adjustment for change in cash and cash equivalents of operations held-for-sale	—	—	1,942	—	1,942
Cash and cash equivalents at beginning of year	3,972	—	4,032	(491)	7,513
Cash and cash equivalents at June 30	$3,961	$29	$4,290	$(506)	$7,774

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Six months ended June 30, 2012 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Operating activities
Net cash (used in) provided by operating activities	$(453)	$19	$5,699	$(325)	$4,940
Investing activities
Purchases of available-for-sale securities	—	—	(6,758)	—	(6,758)
Proceeds from sales of available-for-sale securities	—	—	5,636	—	5,636
Proceeds from maturities and repayments of available-for-sale securities	—	—	2,792	—	2,792
Net (increase) decrease in finance receivables and loans	(1,986)	86	(5,575)	—	(7,475)
Proceeds from sales of finance receivables and loans	—	—	1,978	—	1,978
Net decrease in loans — intercompany	2,741	232	323	(3,296)	—
Net decrease (increase) in operating lease assets	417	—	(2,875)	—	(2,458)
Capital contributions to subsidiaries	(51)	—	—	51	—
Returns of contributed capital	1,666	—	—	(1,666)	—
Net cash effect from deconsolidation of ResCap	—	—	(539)	—	(539)
Proceeds from sale of business units, net	29	—	487	—	516
Net change in restricted cash	—	—	69	—	69
Other, net	(43)	—	139	—	96
Net cash provided by (used in) investing activities	2,773	318	(4,323)	(4,911)	(6,143)
Financing activities
Net change in short-term borrowings — third party	202	8	(1,695)	—	(1,485)
Net (decrease) increase in deposits	(245)	—	3,218	—	2,973
Proceeds from issuance of long-term debt — third party	2,542	—	16,581	—	19,123
Repayments of long-term debt — third party	(1,491)	(27)	(14,398)	—	(15,916)
Net change in debt — intercompany	466	(311)	(2,972)	2,817	—
Dividends paid — third party	(401)	—	—	—	(401)
Dividends paid and returns of contributed capital — intercompany	—	(11)	(1,980)	1,991	—
Capital contributions from parent	—	—	51	(51)	—
Net cash provided by (used in) financing activities	1,073	(341)	(1,195)	4,757	4,294
Effect of exchange-rate changes on cash and cash equivalents	(117)	—	78	—	(39)
Net increase (decrease) in cash and cash equivalents	3,276	(4)	259	(479)	3,052
Adjustment for change in cash and cash equivalents of operations held-for-sale	—	—	39	—	39
Cash and cash equivalents at beginning of year	6,261	14	7,276	(516)	13,035
Cash and cash equivalents at June 30	$9,537	$10	$7,574	$(995)	$16,126
26.    Contingencies and Other Risks
In the normal course of business, we enter into transactions that expose us to varying degrees of risk. For additional information on contingencies and other risks arising from such transactions, refer to Note 29 to the Consolidated Financial Statements in our 2012 Annual Report.
Mortgage-Related Matters
ResCap Bankruptcy Filing
Our mortgage operations were historically a significant portion of our operations and were conducted primarily through our Residential Capital, LLC (ResCap) subsidiary. On May 14, 2012, ResCap and certain of its wholly-owned direct and indirect subsidiaries (collectively, the Debtors) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court). On May 14, 2013, Ally Financial Inc., on behalf of itself and certain of its subsidiaries (collectively, AFI) entered into a Plan Support Agreement (the PSA) with the Debtors, the official committee of unsecured creditors appointed in the Debtors' Chapter 11 cases, and certain other creditors. On June 26, 2013, the Bankruptcy Court entered an order approving the PSA. For further information with respect to the bankruptcy, refer to Note 1.
Mortgage Settlements and Consent Order
On February 9, 2012, we announced that we had reached an agreement with respect to investigations into procedures followed by mortgage servicing companies and banks in connection with mortgage origination and servicing activities and foreclosure home sales and

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

evictions (the Mortgage Settlement). Further, as a result of an examination conducted by the FRB and FDIC, on April 13, 2011, we entered into a consent order (the Consent Order) with the FRB and the FDIC, that required, among other things, GMAC Mortgage, LLC to retain independent consultants to conduct a risk assessment related to mortgage servicing activities and, separately, to conduct a review of certain past residential mortgage foreclosure actions (the FRB Foreclosure Review).
As described in Note 1, on June 26, 2013, the Bankruptcy Court approved a term sheet (the FRB Term Sheet) encompassing the terms of an amendment to the Consent Order (the Consent Order Amendment). The FRB Term Sheet, among other things, required the Debtors to escrow approximately $230 million (the FRB Settlement Amount) in exchange for the FRB suspending the FRB Foreclosure Review for 30 days. The FRB Term Sheet was fully executed on June 27, 2013 and the FRB Foreclosure Review was suspended on June 28, 2013. On July, 26, 2013, the Bankruptcy Court approved the Consent Order Amendment and, as a result, the Debtors are no longer responsible for the FRB Foreclosure Review, and the FRB Settlement Amount will be distributed to individual borrowers in full satisfaction of the Debtors' foreclosure review obligations.
In addition, the PSA described above provides that the Debtors will remain responsible for all costs and obligations imposed on the Debtors under the Mortgage Settlement and Consent Order. For further information, refer to Note 1. If the Bankruptcy Court does not confirm the Plan, it is possible that Ally could become liable for certain financial and performance obligations under the Mortgage Settlement and Consent Order.
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
Mortgage-backed Securities Litigation
Ally Financial Inc. and certain of its subsidiaries are named as defendants in various cases relating to ResCap mortgage-backed securities and certain other mortgage-related matters, which are described in Note 29 to the Consolidated Financial Statements in our 2012 Annual Report, as updated in Note 26 to the Condensed Consolidated Financial Statements in our Quarterly Report on Form 10-Q for the three months ended March 31, 2013 (collectively, the Mortgage Cases). The PSA requires the parties to support a Chapter 11 plan in the Debtors' Chapter 11 cases that will, among other things, settle and provide AFI full releases for all existing and potential claims between AFI and the Debtors, including all representation and warranty claims that reside with the Debtors, and all pending and potential claims held by third parties related to the Debtors that could be brought against AFI. These releases cover all of the Mortgage Cases, except for securities claims by the Federal Housing Finance Agency and the Federal Deposit Insurance Corporation, as receiver for certain failed banks. AFI believes it has strong defenses against these claims and will vigorously defend its position, as necessary.
Regulatory Matters
We have responded to subpoenas and document requests from the SEC, seeking information covering a wide range of mortgage-related matters, including, among other things, various aspects surrounding securitizations of residential mortgages. We also have responded to subpoenas received from the U.S. Department of Justice, which include broad requests for documentation and other information in connection with its investigation of potential fraud and other potential legal violations related to mortgage backed securities, as well as the origination and/or underwriting of mortgage loans. In addition, the CFPB has advised us that they are investigating certain of our retail financing practices. It is possible that this could result in actions against us.
Loan Repurchases and Obligations Related to Loan Sales
Representation and Warranty Obligation Reserve Methodology
The representation and warranty reserve was $25 million at June 30, 2013 with respect to our sold and serviced loans for which we have retained representation and warranty obligation. The liability for representation and warranty obligations reflects management's best estimate of probable losses with respect to Ally Bank's mortgage loans sold to Freddie Mac and Fannie Mae. We considered historical and recent demand trends in establishing the reserve. The methodology used to estimate the reserve considers a variety of assumptions including borrower performance (both actual and estimated future defaults), repurchase demand behavior, historical loan defect experience, historical mortgage insurance rescission experience, and historical and estimated future loss experience, which includes projections of future home price changes as well as other qualitative factors including investor behavior. It is difficult to predict and estimate the level and timing of any potential future demands. In cases where we may not be able to reasonably estimate losses, a liability is not recognized. Management monitors the adequacy of the overall reserve and makes adjustments to the level of reserve, as necessary, after consideration of other qualitative factors including ongoing dialogue and experience with counterparties. At the time a loan is sold, an estimate of the fair value of the liability is recorded and classified in accrued expenses and other liabilities on our Condensed Consolidated Balance Sheet and recorded as a component of gain (loss) on mortgage and automotive loans, net, in our Condensed Consolidated Statement of Comprehensive Income. We recognize changes in the liability when additional relevant information becomes available. Changes in the estimate are recorded as other operating expenses in our Condensed Consolidated Statement of Comprehensive Income.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

On April 16, 2013, we completed the sales of agency MSRs to Ocwen and Quicken. The sale to Ocwen included the transfer of the origination representation and warranty liabilities (but not those related to servicing) on any and all claims following the sale of the MSRs through an indemnification agreement. However, Ally Bank retained all representation and warranty liability related to loans previously liquidated with a loss (e.g. GSEs completed a foreclosure) as well as the liability on outstanding claims at the time of the sale. The MSRs sale to Quicken did not include the transfer of representation and warranty liabilities. The repurchase reserve at June 30, 2013 reflects losses associated with this contractual obligation.
The following table summarizes the changes in our reserve for representation and warranty obligations.

Three months ended June 30, ($ in millions)	2013 (a)	2012 (b)
Balance at April 1,	$170	$811
Provision for mortgage representation and warranty expenses
Loan sales	1	4
Change in estimate — continuing operations	(2)	18
Total additions	(1)	22
Resolved claims (c)	(18)	(45)
Recoveries	1	1
Other (d)	(127)	(665)
Balance at June 30,	$25	$124

(a)
The liabilities are held by Ally Bank and a majority of the previous liability was eliminated as a result of the deconsolidation of ResCap. Refer to Note 1 for more information regarding the Debtors' Bankruptcy and the deconsolidation of ResCap.

(b)	Includes activities of our discontinued operations.

(c)	Includes principal losses and accrued interest on repurchased loans, indemnification payments, and settlements with counterparties.

(d)	Activity for 2013 includes the impact of the sale of MSRs to Ocwen. Activity for 2012 includes the impact of the deconsolidation of ResCap.

Six months ended June 30, ($ in millions)	2013 (a)	2012 (b)
Balance at January 1,	$105	$825
Provision for mortgage representation and warranty expenses
Loan sales	5	8
Change in estimate — continuing operations	81	37
Total additions	86	45
Resolved claims (c)	(41)	(87)
Recoveries	2	6
Other (d)	(127)	(665)
Balance at June 30,	$25	$124

(a)
The liabilities are held by Ally Bank and a majority of the previous liability was eliminated as a result of the deconsolidation of ResCap. Refer to Note 1 for more information regarding the Debtors' Bankruptcy and the deconsolidation of ResCap.

(b)	Includes activities of our discontinued operations.

(c)	Includes principal losses and accrued interest on repurchased loans, indemnification payments, and settlements with counterparties.

(d)	Activity for 2013 includes the impact of the sale of MSRs to Ocwen. Activity for 2012 includes the impact of the deconsolidation of ResCap.
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
27.    Subsequent Events
Notes Offering
On July 15, 2013, we completed a securities offering of $1.4 billion in aggregate principal amount of Ally senior guaranteed notes. The offering included $1.0 billion of fixed rate notes at par to yield 3.5% with a July 2016 maturity date and $375 million of floating rate notes to yield a spread of 2.68% over the three-month London interbank offer rate with a July 2016 maturity date.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Declaration of Quarterly Dividend Payments
On July 9, 2013, the Ally Board of Directors declared quarterly dividend payments on certain outstanding preferred stock. This included a cash dividend of $1.125 per share, or a total of $134 million, on Fixed Rate Cumulative Mandatorily Convertible Preferred Stock, Series F-2; a cash dividend of $17.50 per share, or a total of $45 million, on Fixed Rate Cumulative Perpetual Preferred Stock, Series G; and a cash dividend of $0.53 per share, or a total of $22 million, on Fixed Rate/Floating Rate Perpetual Preferred Stock, Series A. The dividends are payable on August 15, 2013.

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
The following table presents selected statement of income data.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2013	2012	2013	2012
Total financing revenue and other interest income	$2,008	$1,808	$3,964	$3,524
Interest expense	881	1,016	1,762	2,076
Depreciation expense on operating lease assets	499	335	934	640
Net financing revenue	628	457	1,268	808
Total other revenue	402	714	788	1,319
Total net revenue	1,030	1,171	2,056	2,127
Provision for loan losses	89	33	220	131
Total noninterest expense	801	971	1,759	1,826
Income from continuing operations before income tax expense (benefit)	140	167	77	170
Income tax expense (benefit) from continuing operations	40	(16)	(83)	(15)
Net income from continuing operations	100	183	160	185
(Loss) income from discontinued operations, net of tax	(1,027)	(1,081)	6	(773)
Net (loss) income	$(927)	$(898)	$166	$(588)
Basic and diluted earnings per common share:
Net loss from continuing operations	$(75)	$(13)	$(180)	$(162)
Net loss	(847)	(825)	(176)	(743)
Non-GAAP financial measures (a):
Net (loss) income	$(927)	$(898)	$166	$(588)
Add: Original issue discount amortization expense (b)	61	96	118	204
Add: Income tax expense (benefit) from continuing operations	40	(16)	(83)	(15)
Less: (Loss) income from discontinued operations, net of tax	(1,027)	(1,081)	6	(773)
Core pretax income (a)	$201	$263	$195	$374

(a)
Core pretax income is not a financial measure defined by accounting principles generally accepted in the United States of America (GAAP). We define core pretax income as earnings from continuing operations before income taxes, original issue discount amortization expense primarily associated with our 2008 bond exchange, and the gain on extinguishment of debt related to the 2008 bond exchange. We believe that the presentation of core pretax income is useful information for the users of our financial statements in understanding the earnings from our core businesses. In addition, core pretax income is an important measure that management uses to assess the performance of our operations. We believe that core pretax income is a useful alternative measure of our ongoing profitability and performance, when viewed in conjunction with GAAP measures. The presentation of this additional information is not a substitute for net (loss) income determined in accordance with GAAP.

(b)	Primarily represents original issue discount amortization expense associated with the 2008 bond exchange.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table presents selected balance sheet and ratio data.

	At and for the three months ended June 30,		At and for the six months ended June 30,
($ in millions)	2013	2012	2013	2012
Selected period-end balance sheet data:
Total assets	$150,627	$178,560	$150,627	$178,560
Long-term debt	$64,534	$91,096	$64,534	$91,096
Preferred stock	$6,940	$6,940	$6,940	$6,940
Total equity	$19,165	$18,272	$19,165	$18,272
Financial ratios
Efficiency ratio (a)	77.77%	82.92%	85.55%	85.85%
Core efficiency ratio (a)	73.42%	76.64%	80.91%	78.34%
Return on assets
Net income from continuing operations	0.26%	0.40%	0.20%	0.20%
Net (loss) income	(2.45)%	(1.96)%	0.21%	(0.64)%
Core pretax income	0.53%	0.57%	0.24%	0.41%
Return on equity
Net income from continuing operations	2.02%	3.88%	1.62%	1.95%
Net (loss) income	(18.76)%	(19.05)%	1.68%	(6.19)%
Core pretax income	4.07%	5.58%	1.97%	3.94%
Equity to assets	13.07%	10.27%	12.23%	10.35%
Net interest spread (b)	1.51%	1.18%	1.59%	1.03%
Net interest spread excluding original issue discount (b)	1.75%	1.54%	1.82%	1.42%
Net yield on interest-earning assets (c)	1.85%	1.38%	1.88%	1.24%
Net yield on interest-earning assets excluding original issue discount (c)	2.04%	1.67%	2.05%	1.56%
Regulatory capital ratios
Tier 1 capital (to risk-weighted assets) (d)	15.45%	13.62%	15.45%	13.62%
Total risk-based capital (to risk-weighted assets) (e)	16.48%	14.64%	16.48%	14.64%
Tier 1 leverage (to adjusted quarterly average assets) (f)	13.16%	10.94%	13.16%	10.94%
Total equity	$19,165	$18,272	$19,165	$18,272
Goodwill and certain other intangibles	(188)	(491)	(188)	(491)
Unrealized gains and other adjustments	(1,862)	(180)	(1,862)	(180)
Trust preferred securities	2,544	2,543	2,544	2,543
Tier 1 capital (d)	19,659	20,144	19,659	20,144
Preferred stock	(6,940)	(6,940)	(6,940)	(6,940)
Trust preferred securities	(2,544)	(2,543)	(2,544)	(2,543)
Tier 1 common capital (non-GAAP) (g)	$10,175	$10,661	$10,175	$10,661
Risk-weighted assets (h)	$127,248	$147,909	$127,248	$147,909
Tier 1 common (to risk-weighted assets) (g)	8.00%	7.21%	8.00%	7.21%

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
Remaining sales transactions for our Automotive Finance discontinued operations are expected to close in stages throughout 2013 and possibly 2014. We believe that when all of the stages are closed, we will realize a cumulative net gain on the sale.
Primary Lines of Business
Dealer Financial Services, which includes our Automotive Finance and Insurance operations, and Mortgage are our primary lines of business. The following table summarizes the operating results excluding discontinued operations of each line of business. Operating results for each of the lines of business are more fully described in the MD&A sections that follow.

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2013	2012	Favorable/ (unfavorable) % change	2013	2012	Favorable/ (unfavorable) % change
Total net revenue (loss)
Dealer Financial Services
Automotive Finance operations	$837	$805	4	$1,692	$1,512	12
Insurance operations	340	316	8	660	666	(1)
Mortgage operations	9	349	(97)	24	523	(95)
Corporate and Other	(156)	(299)	48	(320)	(574)	44
Total	$1,030	$1,171	(12)	$2,056	$2,127	(3)
Income (loss) from continuing operations before income tax expense (benefit)
Dealer Financial Services
Automotive Finance operations	$382	$440	(13)	$725	$681	6
Insurance operations	45	20	125	106	120	(12)
Mortgage operations	(43)	102	(142)	(247)	165	n/m
Corporate and Other	(244)	(395)	38	(507)	(796)	36
Total	$140	$167	(16)	$77	$170	(55)
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

•
Our ongoing Mortgage operations include the management of our held-for-investment mortgage portfolio. Our Mortgage operations also consist of noncore businesses that are winding down. On February 28, 2013, we sold our business lending operations to Walter Investment Management Corp. On April 16, 2013, we completed the sales of agency MSRs to Ocwen Financial Corp. (Ocwen) and Quicken Loans, Inc. (Quicken). Also on April 17, 2013, we announced a decision to exit the correspondent lending channel and cease production of any new jumbo mortgage loans.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

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

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2013	2012	Favorable/ (unfavorable) % change	2013	2012	Favorable/ (unfavorable) % change
Net financing revenue
Total financing revenue and other interest income	$2,008	$1,808	11	$3,964	$3,524	12
Interest expense	881	1,016	13	1,762	2,076	15
Depreciation expense on operating lease assets	499	335	(49)	934	640	(46)
Net financing revenue	628	457	37	1,268	808	57
Other revenue
Net servicing income (loss)	7	159	(96)	(112)	175	(164)
Insurance premiums and service revenue earned	258	261	(1)	517	531	(3)
(Loss) gain on mortgage and automotive loans, net	(1)	86	(101)	37	106	(65)
Other gain on investments, net	64	64	—	115	153	(25)
Other income, net of losses	74	144	(49)	231	354	(35)
Total other revenue	402	714	(44)	788	1,319	(40)
Total net revenue	1,030	1,171	(12)	2,056	2,127	(3)
Provision for loan losses	89	33	(170)	220	131	(68)
Noninterest expense
Compensation and benefits expense	252	270	7	537	573	6
Insurance losses and loss adjustment expenses	146	149	2	261	247	(6)
Other operating expenses	403	552	27	961	1,006	4
Total noninterest expense	801	971	18	1,759	1,826	4
Income from continuing operations before income tax expense (benefit)	140	167	(16)	77	170	(55)
Income tax expense (benefit) from continuing operations	40	(16)	n/m	(83)	(15)	n/m
Net income from continuing operations	$100	$183	(45)	$160	$185	(14)
n/m = not meaningful
We earned net income from continuing operations of $100 million and $160 million for the three months and six months ended June 30, 2013, respectively, compared to $183 million and $185 million for the three months and six months ended June 30, 2012, respectively. Net income from continuing operations for the three months and six months ended June 30, 2013 was unfavorably impacted by our Mortgage operations, primarily due to the exit of all non-strategic mortgage-related activities, including consumer mortgage-lending production associated with government-sponsored refinancing programs, our warehouse lending operations, and our agency MSRs portfolio; which was partially offset by lower original issue discount (OID) amortization expense related to bond maturities and normal monthly amortization, and lower funding costs. Results for the three months ended June 30, 2013 were also unfavorably impacted by higher income tax expense from continuing operations, whereas the results for the six months ended June 30, 2013 were favorably impacted by higher income tax benefit from continuing operations.
Total financing revenue and other interest income increased $200 million and $440 million for the three months and six months ended June 30, 2013, respectively, compared to the same periods in 2012. The increases resulted primarily from an increase in operating lease revenue and consumer financing revenue for our Automotive Finance operations driven primarily by an increase in consumer asset levels as a result of strong lease originations, increased used vehicle automotive financing, and higher automotive industry sales, as well as limited use of whole-loan sales as a funding source in recent periods. Additionally, we continue to maintain our nonprime origination volume across a broad credit spectrum. This increase was partially offset by lower mortgage loan production as a result of the shutdown of our warehouse lending operations and the wind-down of the consumer held-for-sale portfolio.
Interest expense decreased 13% and 15% for the three months and six months ended June 30, 2013, respectively, compared to the same periods in 2012, primarily due to lower funding costs and a decrease in OID amortization expense. OID amortization expense decreased $36 million and $87 million for the three months and six months ended June 30, 2013, respectively, compared to the same periods in 2012, due to bond maturities and normal monthly amortization.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Depreciation expense on operating lease assets increased 49% and 46% for the three months and six months ended June 30, 2013, respectively, compared to the same periods in 2012, primarily due to higher lease asset balances as a result of strong lease origination volume, partially offset by higher lease remarketing gains.
We earned net servicing income of $7 million and incurred a net servicing loss of $112 million for the three months and six months ended June 30, 2013, respectively, compared to net servicing income of $159 million and $175 million for the same periods in 2012. The decreases resulted primarily from the valuation of our MSRs portfolio in conjunction with the completed sales of our agency MSRs portfolio to Ocwen and Quicken.
Gain on mortgage and automotive loans decreased $87 million and $69 million for the three months and six months ended June 30, 2013, respectively, compared to the same periods in 2012. The decreases were primarily related to lower consumer mortgage-lending production through our direct lending channel and margins associated with government-sponsored refinancing programs. Furthermore, while we continue to opportunistically utilize whole-loan sales as a source of funding in our Automotive Finance operations, we have not executed any whole-loan sales during the three months and six months ended June 30, 2013 and have primarily focused on securitization and deposit-based funding sources.
Other gain on investments, net, was $64 million and $115 million for the three months and six months ended June 30, 2013, respectively, compared to $64 million and $153 million for the same periods in 2012. The decrease for the six months ended June 30, 2013 was primarily a result of fewer sales of investments during the period.
Other income, net of losses, decreased 49% and 35% for the three months and six months ended June 30, 2013, respectively, compared to the same periods in 2012. The decreases were primarily due to lower fee income and net origination revenue related to decreased consumer mortgage-lending production associated with government-sponsored refinancing programs, partially offset by a fair value adjustment on derivatives related to the wind-down of our MSR portfolio.
The provision for loan losses was $89 million and $220 million, respectively, for the three months and six months ended June 30, 2013, compared to $33 million and $131 million for the same periods in 2012. The increases for the three months and six months ended June 30, 2013 were primarily due to the prudent expansion of our underwriting strategy to originate consumer automotive assets across a broader credit spectrum, which was significantly narrowed during the most recent economic recession, and the growth in our U.S. automobile consumer loan originations resulting primarily from higher industry sales.
Total noninterest expense decreased 18% and 4% for the three months and six months ended June 30, 2013, respectively, compared to the same periods in 2012. The decreases were primarily due to lower representation and warranty expense due to the establishment of our representation and warranty liability during the second quarter of 2012 resulting from the deconsolidation of ResCap.
We recognized consolidated income tax expense from continuing operations of $40 million and income tax benefit from continuing operations of $83 million for the three months and six months ended June 30, 2013, respectively, compared to income tax benefit of $16 million and $15 million for the same periods in 2012. The increase in income tax expense for the three months ended June 30, 2013, compared to the same period in 2012, stemmed primarily from our differing U.S. valuation allowance posture in the respective periods. Specifically, U.S. pretax income was subject to U.S. taxation in both periods, however, the resulting deferred tax adjustment was offset by a valuation allowance reversal during the three months ended June 30, 2012. No such valuation allowance offset existed for the three months ended June 30, 2013 due to our release of valuation allowance against our ordinary-in-character deferred tax assets at December 31, 2012. The decrease in income tax expense for the six months ended June 30, 2013, compared to the same period in 2012, was primarily related to benefit in 2013 that was driven by the retroactive reinstatement of the active financing exception by the American Taxpayer Relief Act of 2012 and from the release of valuation allowance related to the measurement of foreign tax credit carryforwards anticipated to be utilized in the future.
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

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2013	2012	Favorable/ (unfavorable) % change	2013	2012	Favorable/ (unfavorable) % change
Net financing revenue
Consumer	$750	$708	6	$1,479	$1,369	8
Commercial	268	290	(8)	549	575	(5)
Loans held-for-sale	—	6	(100)	—	11	(100)
Operating leases	788	561	40	1,522	1,068	43
Other interest income	6	15	(60)	13	30	(57)
Total financing revenue and other interest income	1,812	1,580	15	3,563	3,053	17
Interest expense	536	552	3	1,079	1,090	1
Depreciation expense on operating lease assets	499	335	(49)	934	640	(46)
Net financing revenue	777	693	12	1,550	1,323	17
Other revenue
Servicing fees	16	30	(47)	35	60	(42)
Gain on automotive loans, net	—	39	(100)	—	39	(100)
Other income	44	43	2	107	90	19
Total other revenue	60	112	(46)	142	189	(25)
Total net revenue	837	805	4	1,692	1,512	12
Provision for loan losses	88	15	n/m	200	93	(115)
Noninterest expense
Compensation and benefits expense	104	97	(7)	217	205	(6)
Other operating expenses	263	253	(4)	550	533	(3)
Total noninterest expense	367	350	(5)	767	738	(4)
Income from continuing operations before income tax expense (benefit)	$382	$440	(13)	$725	$681	6
Total assets	$107,485	$120,523	(11)	$107,485	$120,523	(11)
n/m = not meaningful
Our Automotive Finance operations earned income before income tax expense of $382 million and $725 million for the three months and six months ended June 30, 2013, respectively, compared to $440 million and $681 million for the three months and six months ended June 30, 2012, respectively. Results for the three months ended June 30, 2013 were unfavorably impacted by higher depreciation expense, higher provision for loan losses primarily driven by the prudent expansion of our underwriting strategy to originate assets across a broader credit spectrum, a gain on sale of loans during 2012 that did not recur in 2013, and higher noninterest expense primarily resulting from a favorable non-income tax credit recorded during the three months ended June 30, 2012. These unfavorable items were partially offset by higher total financing revenue due to growth in the consumer loan and lease portfolios coupled with lower interest expense. Results for the six months ended June 30, 2013 were favorably impacted by higher total financing revenue due to growth in the consumer loan and lease portfolios, partially offset by higher depreciation expense, higher provision for loan losses, and lower servicing fee income due to lower levels of serviced retail automotive loans.
Consumer financing revenue increased $42 million and $110 million for the three months and six months ended June 30, 2013, respectively, compared to the same periods in 2012, due to an increase in U.S. consumer asset levels primarily related to continued strong loan origination volume relative to the pay-down of the existing portfolio as well as a lack of use of whole-loan sales as a funding source in recent periods; however, our penetration levels for new retail automotive loans with GM are lower than those of 2012, and our originations of Chrysler subvented retail financing and subvented leases have ceased, thus reducing our current originations from the Chrysler channel. The

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

increase in consumer revenue from volume was partially offset by slightly lower yields as a result of the competitive market environment for automotive financing.
Commercial financing revenue decreased 8% and 5% for the three months and six months ended June 30, 2013, respectively, compared to the same periods in 2012, primarily due to lower yields as a result of competitive markets for automotive commercial financing.
Operating lease revenue increased 40% and 43% for the three months and six months ended June 30, 2013, respectively, compared to the same periods in 2012, primarily due to higher lease asset balances as a result of strong origination volume.
Depreciation expense on operating lease assets increased 49% and 46% for the three months and six months ended June 30, 2013, respectively, compared to the same periods in 2012, primarily due to higher lease asset balances as a result of strong lease origination volume, partially offset by higher lease remarketing gains.
Servicing fee income decreased 47% and 42% for the three months and six months ended June 30, 2013, respectively, compared to the same periods in 2012, due to lower levels of off-balance sheet retail serviced assets.
Gains from the sale of automotive loans decreased $39 million for both the three months and six months ended June 30, 2013, compared to the same periods in 2012. While we continue to opportunistically utilize whole-loan sales as a source of funding, we have not executed any whole-loan sales during the three months and six months ended June 30, 2013 and have primarily focused on securitization and deposit-based funding sources.
Other income increased 2% and 19% for the three months and six months ended June 30, 2013, respectively, compared to the same periods in 2012. The increase for the six months ended June 30, 2013 was primarily due to a one-time fee earned from a vendor that did not occur during the six months ended June 30, 2012.
The provision for loan losses was $88 million and $200 million for the three months and six months ended June 30, 2013, respectively, compared to $15 million and $93 million for the same periods in 2012. The increases for the three months and six months ended June 30, 2013 were primarily due to the prudent expansion of our underwriting strategy to originate consumer automotive assets across a broader credit spectrum, which was significantly narrowed during the most recent economic recession, and the growth in our U.S. automobile consumer loan originations resulting primarily from higher industry sales.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Automotive Financing Volume
Consumer Automotive Financing Volume
The following tables summarize our new and used vehicle consumer financing volume, including lease, and our share of consumer sales in the United States.

	Consumer automotive financing volume		% Share of consumer sales
Three months ended June 30, (units in thousands)	2013	2012	2013	2012
GM new vehicles	161	158	29	32
Chrysler new vehicles	58	89	16	28
Other non-GM / Chrysler new vehicles	21	24
Used vehicles	125	128
Total consumer automotive financing volume	365	399

	Consumer automotive financing volume		% Share of consumer sales
Six months ended June 30, (units in thousands)	2013	2012	2013	2012
GM new vehicles	312	299	30	31
Chrysler new vehicles	129	166	19	28
Other non-GM / Chrysler new vehicles	40	44
Used vehicles	251	266
Total consumer automotive financing volume	732	775
Consumer automotive financing decreased during the three months and six months ended June 30, 2013, respectively, compared to the same periods in 2012, driven primarily by a decrease in Chrysler new subvented vehicle originations as a result of the expiration of our operating agreement on April 30, 2013. The decrease was partially offset by an increase in GM new vehicle originations resulting from stronger lease volume.
The following tables present the total U.S. consumer origination dollars and percentage mix by product type.

	Consumer automotive financing originations		% Share of originations
Three months ended June 30, ($ in millions)	2013	2012	2013	2012
GM new vehicles
New retail standard	$1,608	$1,540	16	15
New retail subvented	1,255	1,910	13	18
Lease	2,151	1,435	22	14
Total GM new vehicle originations	5,014	4,885
Chrysler new vehicles
New retail standard	952	1,146	10	11
New retail subvented	159	708	2	7
Lease	587	592	6	6
Total Chrysler new vehicle originations	1,698	2,446
Other new retail vehicles	594	625	6	6
Other lease	30	26	1	1
Used vehicles	2,498	2,560	25	24
Total consumer automotive financing originations	$9,834	$10,542

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

	Consumer automotive financing originations		% Share of originations
Six months ended June 30, ($ in millions)	2013	2012	2013	2012
GM new vehicles
New retail standard	$3,104	$3,137	16	15
New retail subvented	2,546	3,656	13	18
Lease	4,034	2,474	21	12
Total GM new vehicle originations	9,684	9,267
Chrysler new vehicles
New retail standard	1,998	2,224	10	11
New retail subvented	390	1,214	2	6
Lease	1,376	1,153	7	6
Total Chrysler new vehicle originations	3,764	4,591
Other new retail vehicles	1,102	1,167	6	6
Other lease	68	46	1	1
Used vehicles	4,948	5,198	25	26
Total consumer automotive financing originations	$19,566	$20,269
During the three months and six months ended June 30, 2013, respectively, total new GM vehicle originations increased, compared to the same periods in 2012, due to stronger lease volume, partially offset by lower new retail volume. Chrysler new retail contracts decreased primarily as a result of lower retail penetration at Chrysler due to our shift in focus towards non-subvented business as a result of the expiration of our operating agreement on April 30, 2013. Other lease originations were higher due to the continued strategic focus within the non-GM/non-Chrysler market.
For further discussion of manufacturing marketing incentives, refer to our Annual Report on Form 10-K for the year ended December 31, 2012, as filed on March 1, 2013, with the U.S. Securities and Exchange Commission (SEC) as revised by the Current Report on Form 8-K filed with the SEC on July 9, 2013 (referred to herein as 2012 Annual Report), Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Automotive Finance Operations.
Commercial Wholesale Financing Volume
The following tables summarize the average balances of our commercial wholesale floorplan finance receivables of new and used vehicles and share of dealer inventory in the United States.

	Average balance		% Share of dealer inventory
Three months ended June 30, ($ in millions)	2013	2012	2013	2012
GM new vehicles (a)	$15,753	$15,633	68	71
Chrysler new vehicles (a)	6,825	6,547	52	61
Other non-GM / Chrysler new vehicles	2,650	2,229
Used vehicles	3,021	2,960
Total commercial wholesale finance receivables	$28,249	$27,369

(a)	Share of dealer inventory based on a 4 month average of dealer inventory (excludes in-transit units).

	Average balance		% Share of dealer inventory
Six months ended June 30, ($ in millions)	2013	2012	2013	2012
GM new vehicles (a)	$15,950	$14,840	68	72
Chrysler new vehicles (a)	6,965	6,543	53	61
Other non-GM / Chrysler new vehicles	2,588	2,176
Used vehicles	3,035	2,979
Total commercial wholesale finance receivables	$28,538	$26,538

(a)	Share of dealer inventory based on a 7 month average of dealer inventory (excludes in-transit units).
Commercial wholesale financing average volume increased during the three months and six months ended June 30, 2013, respectively, compared to the same periods in 2012, primarily due to growing dealer inventories required to support increasing automotive industry sales.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Wholesale penetration with GM decreased and wholesale penetration with Chrysler decreased significantly during the three months and six months ended June 30, 2013, respectively, compared to the same periods in 2012, as a result of increased competition in the wholesale marketplace.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Insurance Operations
Results of Operations
The following table summarizes the operating results of our Insurance operations excluding discontinued operations for the periods shown. The amounts presented are before the elimination of balances and transactions with our other reportable segments.

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2013	2012	Favorable/ (unfavorable) % change	2013	2012	Favorable/ (unfavorable) % change
Insurance premiums and other income
Insurance premiums and service revenue earned	$258	$261	(1)	$517	$531	(3)
Investment income	77	38	103	135	111	22
Other income	5	17	(71)	8	24	(67)
Total insurance premiums and other income	340	316	8	660	666	(1)
Expense
Insurance losses and loss adjustment expenses	146	149	2	261	247	(6)
Acquisition and underwriting expense
Compensation and benefits expense	16	15	(7)	31	32	3
Insurance commissions expense	93	94	1	185	193	4
Other expenses	40	38	(5)	77	74	(4)
Total acquisition and underwriting expense	149	147	(1)	293	299	2
Total expense	295	296	—	554	546	(1)
Income from continuing operations before income tax expense (benefit)	$45	$20	125	$106	$120	(12)
Total assets	$7,336	$8,237	(11)	$7,336	$8,237	(11)
Insurance premiums and service revenue written	$271	$284	(5)	$505	$535	(6)
Combined ratio (a)	112.9%	109.0%		106.3%	100.2%

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

Our Insurance operations earned income from continuing operations before income tax expense of $45 million and $106 million for the three months and six months ended June 30, 2013, respectively, compared to $20 million and $120 million for the three months and six months ended June 30, 2012, respectively. The increase for the three months ended June 30, 2013 was primarily due to higher realized investment gains. The decrease for the six months ended June 30, 2013 was primarily attributable to higher losses due to early spring hailstorms, partially offset by higher realized investment gains.
Insurance premiums and service revenue earned was $258 million and $517 million for the three months and six months ended June 30, 2013, respectively, compared to $261 million and $531 million for the same periods in 2012. The decreases were primarily due to declining U.S. vehicle service contracts written in prior years when the automotive market was depressed.
Investment income totaled $77 million and $135 million for the three months and six months ended June 30, 2013, respectively, compared to $38 million and $111 million for the same periods in 2012. The increases were primarily due to higher realized investment gains.
Insurance losses and loss adjustment expenses totaled $146 million and $261 million for the three months and six months ended June 30, 2013, respectively, compared to $149 million and $247 million for the same periods in 2012. The increase for the six month period was driven primarily by higher losses on our dealer inventory insurance products due to early spring hailstorms.
The combined ratio increased to 112.9% and 106.3% for the three months and six months ended June 30, 2013, respectively, compared to 109.0% and 100.2% for the same periods in 2012 primarily due to an increase in weather-related losses. Excluding the impact of the higher weather-related losses, expenses decreased in line with the decline in earned premium as expected.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table shows premium and service revenue written by insurance product.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2013	2012	2013	2012
Vehicle service contracts
New retail	$116	$109	$214	$204
Used retail	133	131	258	264
Reinsurance	(34)	(29)	(67)	(60)
Total vehicle service contracts	215	211	405	408
Wholesale	45	31	72	51
Other finance and insurance (a)	11	42	28	76
Total	$271	$284	$505	$535

(a)
Other finance and insurance includes Guaranteed Automobile Protection (GAP) coverage, excess wear and tear, wind-down of Canadian personal lines, and other ancillary products. The wind-down of Canadian personal line totaled $23 million and $38 million for the three months and six months ended June 30, 2012, respectively.

Insurance premiums and service revenue written was $271 million and $505 million for the three months and six months ended June 30, 2013, respectively, compared to $284 million and $535 million for the same periods in 2012. Insurance premiums and service revenue written decreased due to the sale of the Canadian personal lines business, which stopped writing new business on November 1, 2012. Exclusive of Canadian Personal Lines, written premium increased $14 million primarily due to growth in Wholesale Motors Inventory business. Vehicle service contract revenue is earned over the life of the service contract on a basis proportionate to the anticipated cost pattern. Accordingly, the majority of earnings from vehicle service contracts written during 2013 will be recognized as income in future periods.
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
The following table summarizes the composition of our Insurance operations cash and investment portfolio at fair value.

($ in millions)	June 30, 2013	December 31, 2012
Cash
Noninterest-bearing cash	$299	$129
Interest-bearing cash	437	488
Total cash	736	617
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	921	1,090
Foreign government	291	303
Mortgage-backed	1,184	714
Asset-backed	8	8
Corporate debt	1,309	1,264
Total debt securities	3,713	3,379
Equity securities	1,017	1,148
Total available-for-sale securities	4,730	4,527
Total cash and securities	$5,466	$5,144

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Mortgage Operations
Results of Operations
The following table summarizes the operating results for our Mortgage operations excluding discontinued operations for the periods shown. The amounts presented are before the elimination of balances and transactions with our other reportable segments.

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2013	2012	Favorable/ (unfavorable) % change	2013	2012	Favorable/ (unfavorable) % change
Net financing revenue
Total financing revenue and other interest income	$93	$146	(36)	$215	$312	(31)
Interest expense	78	117	33	166	246	33
Net financing revenue	15	29	(48)	49	66	(26)
Servicing fees	3	83	(96)	66	175	(62)
Servicing asset valuation and hedge activities, net	(12)	46	(126)	(213)	(60)	n/m
Total servicing (loss) income, net	(9)	129	(107)	(147)	115	n/m
(Loss) gain on mortgage loans, net	(1)	79	(101)	37	104	(64)
Other income, net of losses	4	112	(96)	85	238	(64)
Total other (loss) revenue	(6)	320	(102)	(25)	457	(105)
Total net revenue	9	349	(97)	24	523	(95)
Provision for loan losses	6	21	71	26	48	46
Noninterest expense
Compensation and benefits expense	3	23	87	28	42	33
Representation and warranty expense	(2)	141	101	81	141	43
Other operating expenses	45	62	27	136	127	(7)
Total noninterest expense	46	226	80	245	310	21
(Loss) income from continuing operations before income tax expense (benefit)	$(43)	$102	(142)	$(247)	$165	n/m
Total assets	$9,061	$17,146	(47)	$9,061	$17,146	(47)
n/m = not meaningful
Our Mortgage operations incurred a loss from continuing operations before income tax expense of $43 million and $247 million for the three months and six months ended June 30, 2013, respectively, compared to income from continuing operations before income tax expense of $102 million and $165 million for the three months and six months ended June 30, 2012, respectively. The decreases were primarily related to our exit of all non-strategic mortgage-related activities, including consumer mortgage-lending production associated with government-sponsored refinancing programs, our warehouse lending operations, and our agency MSRs portfolio.
Net financing revenue was $15 million and $49 million for the three months and six months ended June 30, 2013, respectively, compared to $29 million and $66 million for the same periods in 2012. The decreases in net financing revenue were primarily due to lower production as a result of the shutdown of our warehouse lending operations and the wind-down of consumer held-for-sale portfolio, partially offset by lower interest expense as a result of lower funding costs.
We incurred a net servicing loss of $9 million and $147 million for the three months and six months ended June 30, 2013, respectively, compared to net servicing income of $129 million and $115 million for the same periods in 2012, primarily resulting from the completed sales of our agency MSRs portfolio to Ocwen and Quicken.
The net gain on mortgage loans decreased $80 million and $67 million for the three months and six months ended June 30, 2013, respectively, compared to the same periods in 2012. The decreases were primarily related to lower consumer mortgage-lending production through our direct lending channel and margins associated with government-sponsored refinancing programs.
Other income, net of losses, was $4 million and $85 million for the three months and six months ended June 30, 2013, respectively, compared to $112 million and $238 million for the same periods in 2012. The decreases were primarily due to lower fee income and net origination revenue related to decreased consumer mortgage-lending production associated with government-sponsored refinancing programs, partially offset by a fair value adjustment on derivatives related to the wind-down of our MSR portfolio.
The provision for loan losses was $6 million and $26 million for the three months and six months ended June 30, 2013, respectively, compared to $21 million and $48 million for the same periods in 2012. The decreases for the three months and six months ended June 30,

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

2013, were primarily due to lower net charge-offs in 2013 due to the continued runoff of legacy mortgage assets and improvements in home prices.
Total noninterest expense decreased $180 million and $65 million for the three months and six months ended June 30, 2013, respectively, compared to the same periods in 2012. The decreases were primarily due to lower representation and warranty expense due to the establishment of our representation and warranty liability during the second quarter of 2012 resulting from the deconsolidation of ResCap.
Mortgage Loan Production and Servicing
Mortgage loan production was $688 million and $6.8 billion for the three months and six months ended June 30, 2013, respectively, compared to $5.9 billion and $14.5 billion for the same periods in 2012. Loan production decreased $5.2 billion, or 88%, and $7.7 billion, or 53%, for the three months and six months ended June 30, 2013, respectively, compared to the same periods in 2012. The decline in loan production was largely driven by our reduced presence in the correspondent lending and direct lending channels. On April 17, 2013, we announced a decision to exit the correspondent lending channel and cease production of any new jumbo mortgage loans.
The following tables summarize U.S. consumer mortgage loan production.

	2013		2012
Three months ended June 30, ($ in millions)	Number of loans	Dollar amount of loans	Number of loans	Dollar amount of loans
Production by product type
Prime conforming	2,235	$455	23,612	$4,868
Prime nonconforming	286	232	716	580
Government	1	1	2,232	486
Total U.S. production by product type	2,522	$688	26,560	$5,934
U.S. production by channel
Direct lending	1,018	$207	15,753	$3,166
Correspondent lender and secondary market purchases	1,322	415	8,572	2,156
Mortgage brokers	182	66	2,235	612
Total U.S. production by channel	2,522	$688	26,560	$5,934

	2013		2012
Six months ended June 30, ($ in millions)	Number of loans	Dollar amount of loans	Number of loans	Dollar amount of loans
Production by product type
Prime conforming	30,107	$6,020	54,362	$11,455
Prime nonconforming	920	740	1,294	1,044
Government	221	44	9,027	1,970
Total U.S. production by product type	31,248	$6,804	64,683	$14,469
U.S. production by channel
Direct lending	14,362	$2,631	32,981	$6,752
Correspondent lender and secondary market purchases	14,102	3,363	25,858	6,152
Mortgage brokers	2,784	810	5,844	1,565
Total U.S. production by channel	31,248	$6,804	64,683	$14,469
The majority of Ally Bank’s serviced mortgage assets are subserviced by Ocwen, pursuant to a servicing agreement. During April 2013, we completed the sale of our portfolio of agency mortgage servicing rights to Ocwen and Quicken. The sales were completed in two stages - loans guaranteed by Fannie Mae were sold on April 1, 2013, and loans guaranteed by Freddie Mac were sold on April 16, 2013.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table summarizes our primary consumer mortgage loan-servicing portfolio by product category.

($ in millions)	June 30, 2013	December 31, 2012
U.S. primary servicing portfolio
Prime conforming	$401	$117,544
Prime nonconforming	6,948	11,628
Prime second-lien	1,024	1,136
Government	1	16
Total primary servicing portfolio	$8,374	$130,324
For more information regarding our serviced mortgage assets, refer to Note 10 to the Condensed Consolidated Financial Statements.
Loans Outstanding
Consumer mortgage loans held-for-sale were as follows.

($ in millions)	June 30, 2013	December 31, 2012
Prime conforming	$118	$2,407
Government	1	8
Total	119	2,415
Net (discounts) premiums	(58)	26
Fair value option election adjustment	(5)	49
Total, net	$56	$2,490
Consumer mortgage loans held-for-investment were as follows.

($ in millions)	June 30, 2013	December 31, 2012
Prime conforming	$248	$245
Prime nonconforming	7,885	8,322
Prime second-lien	1,024	1,137
Government	—	—
Total	9,157	9,704
Net premiums	42	43
Allowance for loan losses	(410)	(432)
Other	6	8
Total, net	$8,795	$9,323

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

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2013	2012	Favorable/ (unfavorable) % change	2013	2012	Favorable/ (unfavorable) % change
Net financing loss
Total financing revenue and other interest income	$71	$45	58	$124	$89	39
Interest expense
Original issue discount amortization	64	100	36	124	211	41
Other interest expense	186	226	18	358	487	26
Total interest expense	250	326	23	482	698	31
Net financing loss (a)	(179)	(281)	36	(358)	(609)	41
Other revenue
Other gain on investments, net	—	36	(100)	3	60	(95)
Other income, net of losses	23	(54)	143	35	(25)	n/m
Total other revenue	23	(18)	n/m	38	35	9
Total net loss	(156)	(299)	48	(320)	(574)	44
Provision for loan losses	(5)	(3)	67	(6)	(10)	(40)
Noninterest expense
Compensation and benefits expense	129	135	4	261	294	11
Other operating expense (b)	(36)	(36)	—	(68)	(62)	10
Total noninterest expense	93	99	6	193	232	17
Loss from continuing operations before income tax expense (benefit)	$(244)	$(395)	38	$(507)	$(796)	36
Total assets	$26,745	$32,654	(18)	$26,745	$32,654	(18)
n/m = not meaningful

(a)	Refer to the table that follows for further details on the components of net financing loss.

(b)
Includes a reduction of $178 million and $371 million for the three months and six months ended June 30, 2013, respectively, and $195 million and $402 million for the three months and six months ended June 30, 2012, respectively, related to the allocation of corporate overhead expenses to other segments. The receiving segments record their allocation of corporate overhead expense within other operating expense.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table summarizes the components of net financing losses for Corporate and Other.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2013	2012	2013	2012
Original issue discount amortization
2008 bond exchange amortization	$(58)	$(92)	$(114)	$(196)
Other debt issuance discount amortization	(6)	(8)	(10)	(15)
Total original issue discount amortization (a)	(64)	(100)	(124)	(211)
Net impact of the funds transfer pricing methodology
Unallocated liquidity costs (b)	(129)	(98)	(216)	(207)
Funds-transfer pricing / cost of funds mismatch (c)	47	(17)	111	(65)
Unassigned equity costs (d)	(46)	(81)	(155)	(159)
Total net impact of the funds transfer pricing methodology	(128)	(196)	(260)	(431)
Other (including Commercial Finance Group net financing revenue)	13	15	26	33
Total net financing losses for Corporate and Other	$(179)	$(281)	$(358)	$(609)
Outstanding original issue discount balance	$1,716	$1,992	$1,716	$1,992

(a)	Amortization is included as interest on long-term debt in the Condensed Consolidated Statement of Comprehensive Income.

(b)	Represents the unallocated cost of funding our cash and investment portfolio.

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

(d)	Primarily represents the unassigned cost of maintaining required capital positions for certain of our regulated entities, primarily Ally Bank and Ally Insurance.
The following table presents the scheduled remaining amortization of original issue discount at June 30, 2013.

Year ended December 31, ($ in millions)	2013 (a)	2014	2015	2016	2017	2018 and thereafter	Total
Original issue discount
Outstanding balance	$1,579	$1,391	$1,335	$1,272	$1,197	$—
Total amortization (b)	137	188	56	63	75	1,197	$1,716
2008 bond exchange amortization (c)	127	166	43	53	66	1,059	1,514

(a)	The maximum annual scheduled amortization for any individual year is $158 million in 2030 of which $152 million is related to 2008 bond exchange amortization.

(b)	The amortization is included as interest on long-term debt on the Condensed Consolidated Statement of Comprehensive Income.

(c)	2008 bond exchange amortization is included in total amortization.
Loss from continuing operations before income tax expense for Corporate and Other was $244 million and $507 million for the three months and six months ended June 30, 2013, respectively, compared to $395 million and $796 million for the three months and six months ended June 30, 2012, respectively. Corporate and Other’s loss from continuing operations before income tax expense was driven by net financing losses, which primarily represents original issue discount amortization expense and the net impact of our FTP methodology, which includes the unallocated cost of maintaining our liquidity and investment portfolios. The improvement in the loss from continuing operations before income tax expense for the three months and six months ended June 30, 2013 was primarily due to decreases in OID amortization expense related to bond maturities and normal monthly amortization, lower funding costs as a result of the early repayment of certain Federal Home Loan Bank debt during the fourth quarter of 2012, and increases in other income primarily driven by derivative gains. The improvement was partially offset by a decrease in other gain on investments as a result of fewer sales of investments during the six months ended June 30, 2013.
Corporate and Other also includes the results of our Commercial Finance Group. Our Commercial Finance Group earned income from continuing operations before income tax expense of $17 million and $35 million for the three months and six months ended June 30, 2013, respectively, compared to $9 million and $34 million for the three months and six months ended June 30, 2012, respectively. The increases were primarily due to release of reserves related to a specific letter of credit exposure during the three months ended June 30, 2013.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Cash and Securities
The following table summarizes the composition of the cash and securities portfolio held at fair value by Corporate and Other.

($ in millions)	June 30, 2013	December 31, 2012
Cash
Noninterest-bearing cash	$993	$944
Interest-bearing cash	6,035	5,942
Total cash	7,028	6,886
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	868	1,124
Mortgage-backed	9,145	6,191
Asset-backed	2,268	2,332
Total debt securities	12,281	9,647
Equity securities	4	4
Total available-for-sale securities	12,285	9,651
Total cash and securities	$19,313	$16,537

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Risk Management
Managing the risk/reward trade-off is a fundamental component of operating our businesses. Our risk management program is overseen by the Ally Board of Directors (the Board), various risk committees, and the executive leadership team. The Board sets the risk appetite across our company while the risk committees and executive leadership team identify and monitor potential risks and manage those risks to be within our risk appetite. Ally's primary risks include credit, lease residual, market, operational, insurance/underwriting, country, and liquidity. For more information on our risk management process, refer to the Risk Management MD&A section of our 2012 Annual Report.
Loan and Lease Exposure
The following table summarizes the exposures from our loan and lease activities.

($ in millions)	June 30, 2013	December 31, 2012
Finance receivables and loans
Dealer Financial Services	$86,226	$86,542
Mortgage operations	9,270	9,821
Corporate and Other	1,497	2,692
Total finance receivables and loans	96,993	99,055
Held-for-sale loans
Dealer Financial Services	—	—
Mortgage operations	56	2,490
Corporate and Other	46	86
Total held-for-sale loans	102	2,576
Total on-balance sheet loans	$97,095	$101,631
Off-balance sheet securitized loans
Dealer Financial Services	$1,183	$1,495
Mortgage operations	131	119,384
Corporate and Other	—	—
Total off-balance sheet securitized loans	$1,314	$120,879
Operating lease assets
Dealer Financial Services	$16,085	$13,550
Mortgage operations	—	—
Corporate and Other	—	—
Total operating lease assets	$16,085	$13,550
Serviced loans and leases
Dealer Financial Services	$117,897	$134,122
Mortgage operations	8,374	130,324
Corporate and Other	1,438	1,344
Total serviced loans and leases	$127,709	$265,790
The risks inherent in our loan and lease exposures are largely driven by changes in the overall economy, used vehicle and housing price levels, unemployment levels, and their impact to our borrowers. The potential financial statement impact of these exposures varies depending on the accounting classification and future expected disposition strategy. We retain the majority of our automobile loans as they complement our core business model, but we do sell loans from time to time on an opportunistic basis. Historically, we primarily originated mortgage loans with the intent to sell and, as such, retained only a small percentage of the loans that we originated or purchased. Mortgage loans that we did not intend to retain were sold to investors, primarily through securitizations guaranteed by GSEs. However, we may have retained an interest or right to service these loans. We ultimately manage the associated risks based on the underlying economics of the exposure. On April 17, 2013, we announced a decision to exit the correspondent lending channel and cease production of any new jumbo mortgage loans; as a result, our ongoing mortgage portfolio includes the management of our held-for-investment mortgage loans.
Credit Risk Management
Credit risk is defined as the potential failure to receive payments when due from an obligor in accordance with contractual obligations. Therefore, credit risk is a major source of potential economic loss to us. Credit risk is monitored by global and line of business committees and the Global Risk Management organization. Together they oversee the credit decisioning and management processes, and monitor credit risk exposures to ensure they are managed in a safe-and-sound manner and are within our risk appetite. In addition, our Loan Review Group

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

provides an independent assessment of the quality of our credit portfolios and credit risk management practices, and directly reports its findings to the Risk and Compliance Committee of the Board on a regular basis.
To mitigate risk we have implemented specific policies and processes across all lines of business, utilizing both qualitative and quantitative analyses, that reflect our commitment to maintaining an independent and ongoing assessment of credit risk and credit quality. Our policies require an objective and timely assessment of the overall quality of the consumer and commercial loan and lease portfolios. This includes the identification of relevant trends that affect the collectability of the portfolios, segments of the portfolios that are potential problem areas, loans and leases with potential credit weaknesses, as well as stress testing and the assessment of the adequacy of internal credit risk policies and procedures to monitor compliance with relevant laws and regulations. In addition, we maintain limits and underwriting guidelines that reflect our risk appetite.
We manage credit risk based on the risk profile of the borrower, the source of repayment, the underlying collateral, and current market conditions. We monitor the credit risk profile of individual borrowers and the aggregate portfolio of borrowers either within a designated geographic region or a particular product or industry segment.
Additionally, we utilize numerous collection strategies to mitigate loss and provide ongoing support to customers in financial distress. For automobile loans, we work with customers when they become delinquent on their monthly payment. In lieu of repossessing their vehicle, we may offer additional types of assistance to aid our customers based on their willingness and ability to repay their loan. Loss mitigation includes extending payments and rewriting the loan terms. For mortgage loans, as part of our participation in certain governmental programs, we offer mortgage loan modifications to qualified borrowers. Numerous initiatives, such as the Home Affordable Modification Program (HAMP) are in place to provide support to our mortgage customers in financial distress, including principal forgiveness, maturity extensions, delinquent interest capitalization, and changes to contractual interest rates.
Furthermore, we manage our counterparty credit exposure based on the risk profile of the counterparty. Within our policies, we have established standards and requirements for managing counterparty risk exposures in a safe-and-sound manner. Counterparty credit risk is derived from multiple exposure types, including derivatives, securities trading, securities financing transactions, financial futures, cash balances (e.g. due from depository institutions, restricted accounts, and cash equivalents), and investment in debt securities. For more information on Derivative Counterparty Credit Risk, refer to Note 20 to the Condensed Consolidated Financial Statements.
The U.S. economy has continued to expand during the three months and six months ended June 30, 2013. The labor market recovered further during the quarter, with nonfarm payrolls increasing by more than 600,000 and the quarterly unemployment rate falling to a four year low of 7.6%. Within the U.S. automotive portfolio, encouraging trends include a Seasonally Adjusted Annual Rate of 15.3 million new light vehicle sales during the quarter, an 8.7% increase over the same period in 2012. Nonetheless, we continue to be cautious with the economic outlook due to adverse effects of the sequester mandated cuts to U.S. federal government spending, weak manufacturing activity, and slow economic growth.
On-balance Sheet Portfolio
Our on-balance sheet portfolio includes both finance receivables and loans and held-for-sale loans. At June 30, 2013, this primarily included $86.2 billion of automobile finance receivables and loans and $9.3 billion of mortgage finance receivables and loans.
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

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more (b)
($ in millions)	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Consumer
Finance receivables and loans
Loans at historical cost	$65,298	$63,536	$701	$642	$1	$1
Loans at fair value	—	—	—	—	—	—
Total finance receivables and loans	65,298	63,536	701	642	1	1
Loans held-for-sale	56	2,490	21	25	—	—
Total consumer loans	65,354	66,026	722	667	1	1
Commercial
Finance receivables and loans
Loans at historical cost	31,695	35,519	305	216	—	—
Loans at fair value	—	—	—	—	—	—
Total finance receivables and loans	31,695	35,519	305	216	—	—
Loans held-for-sale	46	86	—	—	—	—
Total commercial loans	31,741	35,605	305	216	—	—
Total on-balance sheet loans	$97,095	$101,631	$1,027	$883	$1	$1

(a)	Includes nonaccrual troubled debt restructured loans (TDRs) of $518 million and $419 million at June 30, 2013, and December 31, 2012, respectively.

(b)
Generally, loans that are 90 days past due and still accruing represent loans with government guarantees. There were no troubled debt restructured loans classified as 90 days past due and still accruing at June 30, 2013 and December 31, 2012.

Total on-balance sheet loans outstanding at June 30, 2013, decreased $4.5 billion to $97.1 billion from December 31, 2012 reflecting a decrease of $3.9 billion in the commercial portfolio and a decrease of $672 million in the consumer portfolio. The decrease in commercial on-balance sheet loans outstanding was primarily driven by the seasonality of dealer inventories and increased competition across the automotive lending market. The decrease in consumer on-balance sheet loans was primarily driven by the reduction of mortgage originations, partially offset by automobile originations, which outpaced portfolio runoff.
The total TDRs outstanding at June 30, 2013, increased $105 million to $1.3 billion from December 31, 2012, primarily due to our loss mitigation procedures and continued foreclosure prevention along with our participation in a variety of government-sponsored refinancing programs. Refer to Note 7 to the Condensed Consolidated Financial Statements for additional information.
Total nonperforming loans at June 30, 2013, increased $144 million to $1.0 billion from December 31, 2012, reflecting an increase of $89 million of commercial nonperforming loans and an increase of $55 million of consumer nonperforming loans. The increase in total nonperforming loans from December 31, 2012, was due in part to the reclassification of a small number of commercial loans to nonperforming status within an overall stable commercial portfolio. Nonperforming loans include finance receivables and loans on nonaccrual status when the principal or interest has been delinquent for 90 days or when full collection is determined not to be probable. Refer to Note 1 to the Consolidated Financial Statements included in our 2012 Annual Report for additional information.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table includes consumer and commercial net charge-offs from finance receivables and loans at historical cost and related ratios reported at carrying value before allowance for loan losses.

	Three months ended June 30,				Six months ended June 30,
	Net charge-offs (recoveries)		Net charge-off ratios (a)		Net charge-offs (recoveries)		Net charge-off ratios (a)
($ in millions)	2013	2012	2013	2012	2013	2012	2013	2012
Consumer
Finance receivables and loans at historical cost (b)	$106	$107	0.7%	0.5%	$220	$224	0.7%	0.6%
Commercial
Finance receivables and loans at historical cost (c)	(3)	(19)	—	(0.2)	(3)	(29)	—	(0.1)
Total finance receivables and loans at historical cost	$103	$88	0.4	0.3	$217	$195	0.4	0.3

(a)
Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.

(b)
Includes no international net charge-offs for the three months and six months ended June 30, 2013, and $27 million and $47 million of international net charge-offs for the three months and six months ended June 30, 2012.

(c)
Includes $1 million of international net charge-offs for both the three months and six months ended June 30, 2013, and $18 million and $23 million of international recoveries for the three months and six months ended June 30, 2012.

Net charge-offs were $103 million and $217 million for the three months and six months ended June 30, 2013, respectively, compared to $88 million and $195 million for the three months and six months ended June 30, 2012, respectively. The increase was largely due to recoveries in the commercial portfolio in 2012 that did not repeat in 2013. Loans held-for-sale are accounted for at the lower-of-cost or fair value, and therefore we do not record charge-offs.
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
Consumer Credit Portfolio
During the three months and six months ended June 30, 2013, the credit performance of the consumer portfolio remained strong and reflects our prudently expanded underwriting strategy to originate the consumer automotive assets across a broader spectrum. For information on our consumer credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements included in our 2012 Annual Report.
The following table includes consumer finance receivables and loans recorded at historical cost reported at carrying value before allowance for loan losses.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more (b)
($ in millions)	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Consumer automobile (c)	$56,028	$53,715	$277	$260	$—	$—
Consumer mortgage
1st Mortgage	6,774	7,173	388	342	1	1
Home equity	2,496	2,648	36	40	—	—
Total consumer finance receivables and loans	$65,298	$63,536	$701	$642	$1	$1

(a)	Includes nonaccrual troubled debt restructured loans of $442 million and $373 million at June 30, 2013, and December 31, 2012, respectively.

(b)	There were no troubled debt restructured loans classified as 90 days past due and still accruing at June 30, 2013, and December 31, 2012.

(c)	Includes $1 million and $2 million of international consumer automobile loans outstanding at June 30, 2013, and December 31, 2012, respectively.
Total consumer outstanding finance receivables and loans increased $1.8 billion at June 30, 2013 compared with December 31, 2012. This increase was related to growth in our U.S. automobile consumer loan originations largely due to higher industry sales, which outpaced portfolio runoff. Additionally, we continued to prudently expand our nonprime and used originations as a percent of our total originations.
Total consumer nonperforming finance receivables and loans at June 30, 2013 increased $59 million to $701 million from December 31, 2012, reflecting an increase of $42 million of consumer mortgage nonperforming finance receivables and loans and an increase of $17 million of consumer automobile nonperforming finance receivables and loans. Nonperforming consumer mortgage finance receivables and loans increased primarily due to increased TDRs as we continue foreclosure prevention and loss mitigation procedures along with our participation in a variety of government-sponsored refinancing programs. Nonperforming consumer automobile finance receivables and loans increased

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

primarily due to the change in our portfolio mix as we prudently expanded our nonprime and used originations as well as seasoning of the portfolio. Refer to Note 7 to the Condensed Consolidated Financial Statements for additional information. Nonperforming consumer finance receivables and loans as a percentage of total outstanding consumer finance receivables and loans were 1.1% and 1.0% at June 30, 2013 and December 31, 2012, respectively.
Consumer automotive loans accruing and past due 30 days or more decreased $74 million to $999 million at June 30, 2013, compared with December 31, 2012. The decrease is predominately due to normal seasonal trends.
The following table includes consumer net charge-offs from finance receivables and loans at historical cost and related ratios reported at carrying value before allowance for loan losses.

	Three months ended June 30,				Six months ended June 30,
	Net charge-offs		Net charge-off ratios (a)		Net charge-offs		Net charge-off ratios (a)
($ in millions)	2013	2012	2013	2012	2013	2012	2013	2012
Consumer automobile (b)	$80	$70	0.6%	0.4%	$173	$144	0.6%	0.4%
Consumer mortgage
1st Mortgage	18	24	1.0	1.4	28	47	0.8	1.4
Home equity	8	13	1.3	1.8	19	33	1.5	2.2
Total consumer finance receivables and loans	$106	$107	0.7	0.5	$220	$224	0.7	0.6

(a)
Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.

(b)
Includes no international consumer automobile net charge-offs for the three months and six months ended June 30, 2013, and $27 million and $47 million for the three months and six months ended June 30, 2012.

Our net charge-offs from total consumer automobile finance receivables and loans were $80 million and $173 million for the three months and six months ended June 30, 2013, respectively, compared to $70 million and $144 million for the three months and six months ended June 30, 2012, respectively. The increase was driven primarily by the change in our U.S. portfolio mix as we prudently expanded our nonprime and used originations, seasoning of the portfolio, and higher outstandings. This increase was partially offset by the inclusion of international net charge-offs during the first half of 2012 prior to the reclassification of the international automotive finance business to discontinued operations.
Our net charge-offs from total consumer mortgage receivables and loans were $26 million and $47 million for the three months and six months ended June 30, 2013, compared to $37 million and $80 million for the same periods in 2012. The decreases were driven by the improved mix of remaining loans as lower quality legacy loans continued to runoff.
The following table summarizes the unpaid principal balance of total consumer loan originations for the periods shown. Total consumer loan originations include loans classified as finance receivables and loans and loans held-for-sale during the period.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2013	2012	2013	2012
Consumer automobile (a)	$7,066	$11,257	$14,088	$21,909
Consumer mortgage
1st Mortgage	688	5,943	6,804	14,539
Home equity	—	—	—	—
Total consumer loan originations	$7,754	$17,200	$20,892	$36,448

(a)
Includes no international consumer automobile originations for the three months and six months ended June 30, 2013, and $2.8 billion and $5.3 billion for the three months and six months ended June 30, 2012.

Total automobile-originated loans decreased $4.2 billion and $7.8 billion for the three months and six months ended June 30, 2013, compared to the same periods in 2012. The decreases were primarily due to the reclassification of our international automotive finance business to discontinued operations at the end of 2012 as well as lower new vehicle originations as a result of more competition within the automotive finance market. Total mortgage-originated loans decreased $5.3 billion and $7.7 billion for the three months and six months ended June 30, 2013, respectively. The declines in loan production were largely driven by our decision to exit the correspondent lending channel and cease production of any new jumbo mortgage loans.
Consumer loan originations retained on-balance sheet as held-for-investment were $7.3 billion and $14.8 billion for the three months and six months ended June 30, 2013, respectively, compared to $11.8 billion and $23.0 billion for the three months and six months ended June 30, 2012, respectively. The decreases were primarily due to the reclassification of our international automotive finance business to discontinued operations at the end of 2012 as well as lower new vehicle originations as a result of more competition within the automotive finance market.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table shows the percentage of total consumer finance receivables and loans recorded at historical cost reported at carrying value before allowance for loan losses by state concentration. Total automobile loans were $56.0 billion and $53.7 billion at June 30, 2013, and December 31, 2012, respectively. Total mortgage and home equity loans were $9.3 billion and $9.8 billion at June 30, 2013, and December 31, 2012, respectively.

	June 30, 2013 (a)		December 31, 2012
	Automobile	1st Mortgage and home equity	Automobile	1st Mortgage and home equity
Texas	13.0%	5.9%	12.9%	5.8%
California	5.6	29.7	5.6	29.2
Florida	6.9	3.6	6.7	3.6
Pennsylvania	5.3	1.6	5.2	1.6
Michigan	4.7	3.9	5.0	4.1
Illinois	4.4	4.5	4.3	4.8
New York	4.4	1.9	4.6	2.0
Ohio	4.0	0.8	4.0	0.8
Georgia	3.8	2.0	3.7	1.9
North Carolina	3.3	1.9	3.3	2.0
Other United States	44.6	44.2	44.7	44.2
Total consumer loans	100.0%	100.0%	100.0%	100.0%

(a)	Presentation is in descending order as a percentage of total consumer finance receivables and loans at June 30, 2013.
We monitor our consumer loan portfolio for concentration risk across the geographies in which we lend. The highest concentrations of loans in the United States are in Texas and California, which represented an aggregate of 21.1% and 21.0% of our total outstanding consumer finance receivables and loans at June 30, 2013, and December 31, 2012, respectively.
Repossessed and Foreclosed Assets
We classify an asset as repossessed or foreclosed (included in Other Assets on the Condensed Consolidated Balance Sheet) when physical possession of the collateral is taken. We dispose of the acquired collateral in a timely fashion in accordance with regulatory requirements. For more information on repossessed and foreclosed assets, refer to Note 1 to the Consolidated Financial Statements included in our 2012 Annual Report.
Repossessed assets in our Automotive Finance operations at June 30, 2013 increased $7 million to $69 million from December 31, 2012. Foreclosed mortgage assets at June 30, 2013, remained flat at $6 million from December 31, 2012.
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
In circumstances when a loan has features such that it falls into multiple categories, it is classified to a category only once based on the following hierarchy: (1) high original loan-to-value (LTV) mortgage loans, (2) payment-option adjustable-rate mortgage loans, (3) interest-only mortgage loans, and (4) below-market rate (teaser) mortgages. We believe this hierarchy provides the most relevant risk assessment of our nontraditional products, given the historical stress within the housing market.
The following table summarizes mortgage finance receivables and loans by higher-risk loan type. These finance receivables and loans are recorded at historical cost and reported at carrying value before allowance for loan losses.

	Outstanding		Nonperforming		Accruing past due 90 days or more
($ in millions)	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Interest-only mortgage loans (a)	$1,746	$2,063	$126	$125	$—	$—
Below-market rate (teaser) mortgages	177	192	3	3	—	—
Total higher-risk mortgage loans	$1,923	$2,255	$129	$128	$—	$—

(a)	The majority of the interest-only mortgage loans are expected to start principal amortization in 2015 or beyond.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

High original LTV mortgage finance receivables and loans at June 30, 2013 remained flat at $1 million from December 31, 2012, and payment-option adjustable-rate mortgage finance receivables and loans at June 30, 2013 decreased $1 million to $2 million from December 31, 2012. There were no high original LTV mortgage loans or payment-option adjustable-rate mortgage loans classified as nonperforming or 90 days past due and still accruing at June 30, 2013 and December 31, 2012.
The allowance for loan losses was $88 million, or 4.6%, of total higher-risk held-for-investment mortgage loans recorded at historical cost based on carrying value outstanding before allowance for loan losses at June 30, 2013 compared to $104 million, or 4.6% at December 31, 2012.
The following table includes our five largest state concentrations based on our higher-risk mortgage finance receivables and loans recorded at historical cost and reported at carrying value before allowance for loan losses.

($ in millions)	Interest-only mortgage loans	Below-market rate (teaser) mortgages	Total higher-risk mortgage loans
June 30, 2013
California	$417	$55	$472
Virginia	192	8	200
Maryland	153	5	158
Illinois	91	6	97
Florida	73	8	81
Other United States	820	95	915
Total higher-risk mortgage loans	$1,746	$177	$1,923
December 31, 2012
California	$500	$60	$560
Virginia	216	9	225
Maryland	166	5	171
Illinois	107	6	113
Florida	90	9	99
Other United States	984	103	1,087
Total higher-risk mortgage loans	$2,063	$192	$2,255
Commercial Credit Portfolio
During the three months and six months ended June 30, 2013, the credit performance of the commercial portfolio remained strong as net charge-offs remained stable. For information on our commercial credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements included in our 2012 Annual Report.
The following table includes total commercial finance receivables and loans reported at carrying value before allowance for loan losses.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more (b)
($ in millions)	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Commercial and industrial
Automobile	$27,518	$30,270	$186	$146	$—	$—
Mortgage	—	—	—	—	—	—
Other (c)(d)	1,502	2,697	88	33	—	—
Commercial real estate
Automobile	2,675	2,552	31	37	—	—
Mortgage	—	—	—	—	—	—
Total commercial finance receivables and loans	$31,695	$35,519	$305	$216	$—	$—

(a)	Includes nonaccrual troubled debt restructured loans of $75 million and $29 million at June 30, 2013, and December 31, 2012, respectively.

(b)	There were no troubled debt restructured loans classified as 90 days past due and still accruing at June 30, 2013 and December 31, 2012.

(c)	Includes international commercial and industrial other outstanding loans of $15 million and $18 million and no international nonperforming loans at June 30, 2013, and December 31, 2012, respectively.

(d)	Other commercial primarily includes senior secured commercial lending.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Total commercial finance receivables and loans outstanding decreased $3.8 billion to $31.7 billion at June 30, 2013, from December 31, 2012. The commercial and industrial outstandings decreased $3.9 billion primarily due to seasonality of dealer inventories and increased competition across the automotive lending market, as well as the June 2013 payoff of ResCap's debtor-in-possession financing.
Total commercial nonperforming finance receivables and loans were $305 million at June 30, 2013, an increase of $89 million compared to December 31, 2012. The increase was primarily due to the reclassification of a small number of commercial loans to nonperforming status within the overall stable commercial portfolio. Total nonperforming commercial finance receivables and loans as a percentage of outstanding commercial finance receivables and loans increased to 1.0% as of June 30, 2013 from 0.6% as of December 31, 2012.
The following table includes total commercial net charge-offs from finance receivables and loans at historical cost and related ratios reported at carrying value before allowance for loan losses.

	Three months ended June 30,				Six months ended June 30,
	Net charge-offs (recoveries)		Net charge-off ratios (a)		Net charge-offs (recoveries)		Net charge-off ratios (a)
($ in millions)	2013	2012	2013	2012	2013	2012	2013	2012
Commercial and industrial
Automobile (b)	$—	$1	—%	—%	$—	$1	—%	—%
Mortgage	—	—	—	—	—	—	—	—
Other (c)	(2)	(18)	(0.4)	(4.0)	(3)	(27)	(0.3)	(3.4)
Commercial real estate
Automobile	(1)	(2)	(0.1)	(0.3)	—	(2)	—	(0.1)
Mortgage (d)	—	—	—	—	—	(1)	—	(12.4)
Total commercial finance receivables and loans	$(3)	$(19)	—	(0.2)	$(3)	$(29)	—	(0.1)

(a)
Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.

(b)
Includes no international net charge-offs for the three months and six months ended June 30, 2013, and $1 million of international net charge-offs for both the three months and six months ended June 30, 2012.

(c)
Includes $1 million of international net charge-offs for both the three months and six months ended June 30, 2013, respectively, and $19 million and $23 million of international recoveries for the three months and six months ended June 30, 2012, respectively.

(d)
Includes no international net charge-offs for the three months and six months ended June 30, 2013, and no international net charge-offs and $1 million of international recoveries for the three months and six months ended June 30, 2012, respectively.

Our net charge-offs from commercial finance receivables and loans resulted in $3 million of recoveries for both the three months and six months ended June 30, 2013, compared to recoveries of $19 million and $29 million for the same periods in 2012. The change in net charge-offs was largely driven by strong recoveries in certain wind-down portfolios during the three months and six months ended June 30, 2012 that did not repeat for the same periods in 2013.
Commercial Real Estate
The commercial real estate portfolio consists of finance receivables and loans issued primarily to automotive dealers. Commercial real estate finance receivables and loans were $2.7 billion and $2.6 billion at June 30, 2013 and December 31, 2012, respectively.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table presents the percentage of total commercial real estate finance receivables and loans by geographic region and property type. These finance receivables and loans are reported at carrying value before allowance for loan losses.

	June 30, 2013	December 31, 2012
Geographic region
Texas	13.8%	13.0%
Michigan	12.3	12.6
Florida	12.1	11.7
California	9.4	9.3
New York	4.5	4.9
North Carolina	4.1	3.9
Virginia	3.7	3.9
Pennsylvania	3.5	3.3
Georgia	3.1	3.0
Alabama	2.2	2.2
Other United States	31.3	32.2
Total commercial real estate finance receivables and loans	100.0%	100.0%
Property type
Automotive dealers	100.0%	100.0%
Total commercial real estate finance receivables and loans	100.0%	100.0%
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

	June 30, 2013	December 31, 2012
Industry
Automotive	89.3%	85.7%
Services	4.4	4.9
Electronics	1.9	1.2
Other	4.4	8.2
Total commercial criticized finance receivables and loans	100.0%	100.0%
Total criticized exposures increased $88 million to $1.8 billion at June 30, 2013 from December 31, 2012.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Allowance for Loan Losses
The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans.

Three months ended June 30, 2013 ($ in millions)	Consumer automobile	Consumer mortgage	Total consumer	Commercial	Total
Allowance at April 1, 2013	$599	$451	$1,050	$147	$1,197
Charge-offs (a)	(133)	(31)	(164)	(2)	(166)
Recoveries	53	5	58	5	63
Net charge-offs	(80)	(26)	(106)	3	(103)
Provision for loan losses	92	6	98	(9)	89
Other	(1)	—	(1)	1	—
Allowance at June 30, 2013	$610	$431	$1,041	$142	$1,183
Allowance for loan losses to finance receivables and loans outstanding at June 30, 2013 (b)	1.1%	4.6%	1.6%	0.4%	1.2%
Net charge-offs to average finance receivables and loans outstanding at June 30, 2013 (b)	0.6%	1.1%	0.7%	—%	0.4%
Allowance for loan losses to total nonperforming finance receivables and loans at June 30, 2013 (b)	220.5%	101.5%	148.4%	46.6%	117.6%
Ratio of allowance for loan losses to net charge-offs at June 30, 2013	1.9	4.1	2.5	(11.7)	2.9

(a)	Includes international commercial charge-offs of $1 million.

(b)
Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the unpaid principal balance, net of premiums and discounts.

Three months ended June 30, 2012 ($ in millions)	Consumer automobile	Consumer mortgage	Total consumer	Commercial	Total
Allowance at April 1, 2012	$832	$501	$1,333	$213	$1,546
Charge-offs (a)	(130)	(41)	(171)	(3)	(174)
Recoveries (b)	60	4	64	22	86
Net charge-offs	(70)	(37)	(107)	19	(88)
Provision for loan losses	18	21	39	(6)	33
Other (c)	(2)	(13)	(15)	(49)	(64)
Allowance at June 30, 2012	$778	$472	$1,250	$177	$1,427
Allowance for loan losses to finance receivables and loans outstanding at June 30, 2012 (d)	1.1%	4.8%	1.6%	0.4%	1.2%
Net charge-offs to average finance receivables and loans outstanding at June 30, 2012 (d)	0.4%	1.5%	0.5%	(0.2)%	0.3%
Allowance for loan losses to total nonperforming finance receivables and loans at June 30, 2012 (d)	262.5%	114.8%	176.7%	61.5%	143.4%
Ratio of allowance for loan losses to net charge-offs at June 30, 2012	2.8	3.2	2.9	(2.3)	4.1

(a)	Includes international consumer automobile and international commercial charge-offs of $45 million and $2 million, respectively.

(b)	Includes international consumer automobile and international commercial recoveries of $18 million and $20 million, respectively.

(c)	Includes negative provision for loan losses relating to discontinued operations of $4 million.

(d)
Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the unpaid principal balance, net of premiums and discounts.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Six months ended June 30, 2013 ($ in millions)	Consumer automobile	Consumer mortgage	Total consumer	Commercial	Total
Allowance at January 1, 2013	$575	$452	$1,027	$143	$1,170
Charge-offs (a)	(275)	(55)	(330)	(3)	(333)
Recoveries	102	8	110	6	116
Net charge-offs	(173)	(47)	(220)	3	(217)
Provision for loan losses	199	26	225	(5)	220
Other	9	—	9	1	10
Allowance at June 30, 2013	$610	$431	$1,041	$142	$1,183
Allowance for loan losses to finance receivables and loans outstanding at June 30, 2013 (b)	1.1%	4.6%	1.6%	0.4%	1.2%
Net charge-offs to average finance receivables and loans outstanding at June 30, 2013 (b)	0.6%	1.0%	0.7%	—%	0.4%
Allowance for loan losses to total nonperforming finance receivables and loans at June 30, 2013 (b)	220.5%	101.5%	148.4%	46.6%	117.6%
Ratio of allowance for loan losses to net charge-offs at June 30, 2013	1.8	4.6	2.4	(24.2)	2.7

(a)	Includes international commercial charge-offs of $1 million.

(b)
Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the unpaid principal balance, net of premiums and discounts.

Six months ended June 30, 2012 ($ in millions)	Consumer automobile	Consumer mortgage	Total consumer	Commercial	Total
Allowance at January 1, 2012	$766	$516	$1,282	$221	$1,503
Charge-offs (a)	(266)	(86)	(352)	(5)	(357)
Recoveries (b)	122	6	128	34	162
Net charge-offs	(144)	(80)	(224)	29	(195)
Provision for loan losses	101	48	149	(18)	131
Other (c)	55	(12)	43	(55)	(12)
Allowance at June 30, 2012	$778	$472	$1,250	$177	$1,427
Allowance for loan losses to finance receivables and loans outstanding at June 30, 2012 (d)	1.1%	4.8%	1.6%	0.4%	1.2%
Net charge-offs to average finance receivables and loans outstanding at June 30, 2012 (d)	0.4%	1.6%	0.6%	(0.1)%	0.3%
Allowance for loan losses to total nonperforming finance receivables and loans at June 30, 2012 (d)	262.5%	114.8%	176.7%	61.5%	143.4%
Ratio of allowance for loan losses to net charge-offs at June 30, 2012	2.7	3.0	2.8	(3.1)	3.7

(a)	Includes international consumer automobile and international commercial charge-offs of $81 million and $2 million, respectively.

(b)	Includes international consumer automobile and international commercial recoveries of $34 million and $25 million, respectively.

(c)	Includes provision for loan losses relating to discontinued operations of $37 million.

(d)
Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the unpaid principal balance, net of premiums and discounts.

The allowance for consumer loan losses at June 30, 2013, declined $209 million compared to June 30, 2012. The decline was primarily due to the reclassification of our international automotive finance business to discontinued operations at the end of 2012 and run-off of legacy mortgage assets. The decline was partially offset by increases in the allowance for consumer automotive assets due to the prudent expansion of our underwriting strategy to originate consumer automotive assets across a broader credit spectrum and the growth in our U.S. automobile consumer loan originations largely due to higher industry sales.
The allowance for commercial loan losses declined $35 million at June 30, 2013, compared to June 30, 2012, primarily related to the reclassification of our international automotive business to discontinued operations at the end of 2012.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Allowance for Loan Losses by Type
The following table summarizes the allocation of the allowance for loan losses by product type.

	2013			2012
June 30, ($ in millions)	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of allowance for loan losses	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of allowance for loan losses
Consumer
Consumer automobile (a)	$610	1.1%	51.6%	$778	1.1%	54.5%
Consumer mortgage
1st Mortgage	276	4.1	23.3	252	3.6	17.7
Home equity	155	6.2	13.1	220	7.9	15.4
Total consumer loans	1,041	1.6	88.0	1,250	1.6	87.6
Commercial
Commercial and industrial
Automobile (b)	59	0.2	5.0	89	0.2	6.2
Mortgage	—	—	—	1	0.1	0.1
Other	46	3.1	3.9	46	1.9	3.2
Commercial real estate
Automobile (c)	37	1.4	3.1	41	1.6	2.9
Mortgage	—	—	—	—	—	—
Total commercial loans	142	0.4	12.0	177	0.4	12.4
Total allowance for loan losses	$1,183	1.2	100.0%	$1,427	1.2	100.0%

(a)	Includes no international consumer automobile allowance for loan losses and $189 million at June 30, 2013 and June 30, 2012, respectively.

(b)	Includes no international commercial and industrial automobile allowance for loan losses and $31 million at June 30, 2013 and June 30, 2012, respectively.

(c)	Includes no international commercial real estate automobile allowance for loan losses and $3 million at June 30, 2013 and June 30, 2012, respectively.
Provision for Loan Losses
The following table summarizes the provision for loan losses by product type.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2013	2012	2013	2012
Consumer
Consumer automobile	$92	$18	$199	$101
Consumer mortgage
1st Mortgage	39	15	58	25
Home equity	(33)	6	(32)	23
Total consumer loans	98	39	225	149
Commercial
Commercial and industrial
Automobile	(1)	(5)	4	(5)
Mortgage	—	—	—	—
Other	(5)	(3)	(6)	(10)
Commercial real estate
Automobile	(3)	2	(3)	(3)
Mortgage	—	—	—	—
Total commercial loans	(9)	(6)	(5)	(18)
Total provision for loan losses	$89	$33	$220	$131

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The provision for consumer loan losses increased $59 million and $76 million, respectively, for the three months and six months ended June 30, 2013, compared to the same periods in 2012. The increases were primarily due to the prudent expansion of our underwriting strategy to originate consumer automotive assets across a broader credit spectrum, which was significantly narrowed during the most recent economic recession and the growth in our U.S. automobile consumer loan originations largely due to higher industry sales.
Provision for commercial loan losses were credits of $9 million and $5 million, respectively, for the three months and six months ended June 30, 2013, compared to credits of $6 million and $18 million for the same periods in 2012. Lower finance receivables and loans at June 30, 2013 resulted in lower allowance build during the quarter while fewer recoveries and allowance releases from legacy businesses drove a lower credit for the six months ended June 30, 2013.
Lease Residual Risk Management
We are exposed to residual risk on vehicles in the consumer lease portfolio. This lease residual risk represents the possibility that the actual proceeds realized upon the sale of returned vehicles will be lower than the projection of these values used in establishing the pricing at lease inception. For additional information on our valuation of automobile lease assets and residuals, refer to the Critical Accounting Estimates — Valuation of Automobile Lease Assets and Residuals section within the MD&A included in our 2012 Annual Report.
Market Risk
Our automotive financing, mortgage, and insurance activities give rise to market risk representing the potential loss in the fair value of assets or liabilities and earnings caused by movements in market variables, such as interest rates, foreign-exchange rates, equity prices, market perceptions of credit risk, and other market fluctuations that affect the value of securities, assets held-for-sale, and operating leases. We are exposed to interest rate risk arising from changes in interest rates related to financing, investing, and cash management activities. More specifically, we have entered into contracts to provide financing and to retain various assets related to securitization activities all of which are exposed in varying degrees to changes in value due to movements in interest rates. Interest rate risk arises from the mismatch between assets and the related liabilities used for funding. We enter into various financial instruments, including derivatives, to maintain the desired level of exposure to the risk of interest rate and other fluctuations. Refer to Note 20 to the Condensed Consolidated Financial Statements for further information.
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
Refer to our 2012 Annual Report, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for further discussion on value at risk and sensitivity analysis. Since December 31, 2012, there have been no material changes in these market risks.

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
The Asset-Liability Committee (ALCO) is chaired by the Corporate Treasurer and is responsible for monitoring Ally's liquidity position, funding strategies and plans, contingency funding plans, and counterparty credit exposure arising from financial transactions. Corporate Treasury is responsible for managing the liquidity positions of Ally within prudent operating guidelines and targets approved by ALCO and the Risk and Compliance Committee of the Ally Financial Board of Directors.We manage liquidity risk at the parent company, Ally Bank, and consolidated levels.    The parent company and Ally Bank prepare periodic forecasts depicting anticipated funding needs and sources of funds with oversight and monitoring by Corporate Treasury. Corporate Treasury manages liquidity under baseline economic projections as well as more severe economic stressed environments. Corporate Treasury, in turn, plans and executes our funding strategies.
We use multiple measures to frame the level of liquidity risk, manage the liquidity position, or identify related trends such as early warning indicators. These measures include coverage ratios that measure the sufficiency of the liquidity portfolio and stability ratios that measure longer-term structural liquidity. In addition, we have established internal management routines designed to review all aspects of liquidity and funding plans, evaluate the adequacy of liquidity buffers, review stress testing results, and assist senior management in the execution of its structured funding strategy and risk management accountabilities.
We maintain available liquidity in the form of cash, unencumbered highly liquid securities, and available credit facility capacity that, taken together, allows us to operate and to meet our contractual and contingent obligations in the event of market-wide disruptions and enterprise-specific events. We maintain available liquidity at various entities and consider regulatory restrictions and tax implications that may limit our ability to transfer funds across entities. At June 30, 2013, we maintained $23.0 billion of total available parent company liquidity and $10.3 billion of total available liquidity at Ally Bank. Parent company liquidity is defined as our consolidated operations less Ally Bank and the regulated subsidiaries of Ally Insurance's holding company. To optimize cash and secured facility capacity between entities, the parent company lends cash to Ally Bank on occasion under an intercompany loan agreement. At June 30, 2013, $3.4 billion was outstanding under the intercompany loan agreement. Amounts outstanding are repayable to the parent company upon demand, subject to five days notice. As a result, this amount is included in the parent company available liquidity and excluded from the available liquidity at Ally Bank.
Funding Strategy
Liquidity and ongoing profitability are largely dependent on our timely and cost-effective access to retail deposits and funding in different segments of the capital markets. Our funding strategy largely focuses on the development of diversified funding sources across a broad investor base to meet all our liquidity needs throughout different market cycles, including periods of financial distress. These funding sources include unsecured debt capital markets, unsecured retail term notes, public and private asset-backed securitizations, committed and uncommitted credit facilities, brokered deposits, and retail deposits. We also supplement these sources with a modest amount of short-term borrowings, including Demand Notes, bank loans, and repurchase arrangements. The diversity of our funding sources enhances funding flexibility, limits dependence on any one source, and results in a more cost-effective funding strategy over the long term. We evaluate funding markets on an ongoing basis to achieve an appropriate balance of unsecured and secured funding sources and the maturity profiles of both. In addition, we further distinguish our funding strategy between Ally Bank funding and parent company (nonbank) funding.
We diversify Ally Bank's overall funding in order to reduce reliance on any one source of funding and to achieve a well-balanced funding portfolio across a spectrum of risk, duration, and cost of funds characteristics. Over the past few years, we have been focused on optimizing our funding sources, in particular at Ally Bank by growing retail deposits, expanding public and private securitization programs, maintaining a prudent maturity profile of our brokered deposit portfolio while not exceeding a $10.0 billion portfolio, maintaining repurchase agreements, and continuing to access funds from the Federal Home Loan Banks.
Since 2009, we have been directing new bank-eligible assets in the United States to Ally Bank in order to reduce and minimize our parent company exposures and funding requirements and to utilize our growing consumer deposit-taking capabilities. This has allowed us to use bank funding for a wider array of our automotive finance assets and to provide a sustainable long-term funding channel for the business, while also improving the cost of funds for the enterprise.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Ally Bank Funding and Liquidity
Ally Bank raises deposits directly from customers through the direct banking channel via the internet and over the telephone. These deposits provide our Automotive Finance and Mortgage operations with a stable and low-cost funding source. At June 30, 2013, Ally Bank had $49.5 billion of total external deposits, including $39.9 billion of retail deposits.
At June 30, 2013, Ally Bank maintained cash liquidity of $3.1 billion and unencumbered highly liquid U.S. federal government and U.S. agency securities of $6.7 billion. In addition, at June 30, 2013, Ally Bank had unused capacity in committed secured funding facilities of $3.9 billion, including an equal allocation of shared unused capacity of $4.1 billion from a facility also available to the parent company. Our ability to access this unused capacity depends on having eligible assets to collateralize the incremental funding and, in some instances, the execution of interest rate hedges. To optimize cash and secured facility capacity between entities, the parent company lends cash to Ally Bank on occasion under an intercompany loan agreement. Amounts outstanding on this loan are repayable to the parent company upon demand, subject to five days notice. Ally Bank has total available liquidity of $10.3 billion at June 30, 2013, excluding the intercompany loan of $3.4 billion.
Maximizing bank funding continues to be a key part of our long-term liquidity strategy. We have made significant progress in migrating assets to Ally Bank and growing our retail deposit base since becoming a bank holding company in December 2008. Retail deposit growth is key to further reducing our cost of funds and decreasing our reliance on the capital markets. We believe deposits provide a stable, low-cost source of funds that are less sensitive to interest rate changes, market volatility, or changes in our credit ratings when compared to other funding sources. We have continued to expand our deposit gathering efforts through our direct and indirect marketing channels. Current retail product offerings consist of a variety of products including certificates of deposits (CDs), savings accounts, money market accounts, IRA deposit products, as well as an interest checking product. In addition, we utilize brokered deposits, which are obtained through third-party intermediaries. In the first six months of 2013 the deposit base at Ally Bank grew $2.6 billion, ending the quarter at $49.5 billion from $46.9 billion at December 31, 2012. The growth in deposits has been primarily attributable to our retail deposit portfolio, particularly within our savings and money market checking accounts, and our CDs, partially offset by a decline in our mortgage escrow accounts related to the disposition of Ally Bank's MSR assets. Strong retention rates continue to materially contribute to our growth in retail deposits. In the second quarter of 2013 we retained 92% of maturing CD balances up for renewal in the same period. In addition to retail and brokered deposits, Ally Bank had access to funding through a variety of other sources including FHLB advances, public securitizations, private secured funding arrangements, and the Federal Reserve's Discount Window. At June 30, 2013, debt outstanding from the FHLB totaled $1.5 billion with no debt outstanding from the Federal Reserve. Also, as part of our liquidity and funding plans, Ally Bank utilizes certain securities as collateral to access funding from repurchase agreements with third parties. Repurchase transactions are generally short-term. At June 30, 2013, Ally Bank had no debt outstanding under repurchase agreements. Refer to Note 12 to the Condensed Consolidated Financial Statements for a summary of deposit funding by type.
The following table shows Ally Bank's number of accounts and deposit balances by type as of the end of each quarter since 2012.

($ in millions)	2nd Quarter 2013	1st Quarter 2013	4th Quarter 2012	3rd Quarter 2012	2nd Quarter 2012	1st Quarter 2012
Number of retail accounts	1,389,577	1,334,483	1,219,791	1,142,837	1,082,753	1,036,468
Deposits
Retail	$39,859	$38,770	$35,041	$32,139	$30,403	$29,323
Brokered	9,552	9,877	9,914	9,882	9,905	9,884
Other (a)	72	844	1,977	2,487	2,411	2,314
Total deposits	$49,483	$49,491	$46,932	$44,508	$42,719	$41,521

(a)	Other deposits include mortgage escrow and other deposits (excluding intercompany deposits).
In addition to building a larger deposit base, we continue to remain active in the securitization markets to finance our Ally Bank automotive loan portfolios. During the second quarter of 2013, Ally Bank completed three term securitization transactions backed by retail and dealer floorplan automotive loans and lease notes raising $2.4 billion. Securitization has proven to be a reliable and cost-effective funding source. Additionally, for retail automotive loans and lease notes, the term structure of the transaction locks in funding for a specified pool of loans and leases for the life of the underlying asset creating an effective tool for managing interest rate and liquidity risk. We manage the execution risk arising from secured funding by maintaining a diverse investor base and maintaining capacity in our committed secured facilities. At June 30, 2013, Ally Bank had exclusive access to $3.5 billion from committed credit facilities including a $2.5 billion syndicated facility that can fund automotive retail and dealer floorplan loans, as well as leases. In March 2013, this facility was renewed by a syndicate of nineteen lenders and extended until June 2014. Ally Bank also had access to a $4.1 billion committed facility that is shared with the parent company.
Parent Company (Nonbank) Funding and Liquidity
At June 30, 2013, the parent company maintained liquid cash and equivalents in the amount of $4.0 billion and unencumbered highly liquid U.S. federal government and U.S. agency securities of $2.0 billion. In addition, at June 30, 2013, the parent company had available liquidity from unused capacity in committed credit facilities of $12.3 billion, including an equal allocation of shared unused capacity of $4.1 billion from a facility also available to Ally Bank. Parent company liquidity is defined as our consolidated operations less Ally Bank and the

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

regulated subsidiaries of Ally Insurance's holding company. Our ability to access unused capacity in secured facilities depends on the availability of eligible assets to collateralize the incremental funding and, in some instances, on the execution of interest rate hedges. Funding sources at the parent company generally consist of long-term unsecured debt, unsecured retail term notes, committed credit facilities, asset-backed securitizations, and a modest amount of short-term borrowings. To optimize cash and secured facility capacity between entities, the parent company lends cash to Ally Bank on occasion under an intercompany loan agreement. Amounts outstanding on this loan are repayable to the parent company upon demand, subject to five days notice. The parent company has total available liquidity of $23.0 billion at June 30, 2013, which includes the intercompany loan of $3.4 billion. The total available liquidity amount at June 30, 2013 also includes $1.3 billion of availability that is sourced from certain committed funding arrangements generally reliant upon the origination of future automotive receivables over the next six months.
We will access the unsecured debt capital markets on an opportunistic basis to help pre-fund upcoming debt maturities. In addition, we have short-term and long-term unsecured debt outstanding from a legacy retail term note program known as SmartNotes. This program generally consisted of callable fixed-rate instruments with fixed-maturity dates ranging from 9 months to 30 years that were issued through a network of participating broker-dealers. During 2012, we launched a new retail term note program known as Ally Term Notes. There were $7.5 billion and $7.9 billion of combined retail term notes outstanding at June 30, 2013, and December 31, 2012, respectively. As of July 31, 2013, we have provided notice for the early redemption of $3.3 billion of high-coupon callable SmartNotes debt during the third quarter of 2013, as part of a liability management strategy to continue to improve Ally's cost of funds.
We also obtain unsecured funding from the sale of floating-rate demand notes under our Demand Notes program. The holder has the option to require us to redeem these notes at any time without restriction. Demand Notes outstanding were $3.2 billion at June 30, 2013, compared to $3.1 billion at December 31, 2012. Refer to Note 13 and Note 14 to the Condensed Consolidated Financial Statements for additional information about our outstanding short-term borrowings and long-term unsecured debt, respectively.
Secured funding continues to be a significant source of financing at the parent company. During the second quarter of 2013, Ally Financial raised $490 million through a public securitization transaction comprised of non-prime retail automotive loan collateral. We continue to maintain significant funding capacity at the parent company to fund automotive-related assets, including an $8.5 billion syndicated facility that can fund automotive retail and dealer floorplan loans, as well as leases. In March 2013, this facility was renewed by a syndicate of nineteen lenders and extended until March 2015. At June 30, 2013, the parent company had $15.5 billion of exclusive commitments in the U.S. in various facilities secured by automotive and commercial finance assets. The parent company also had access to a $4.1 billion committed facility that is shared with Ally Bank.
Recent Funding Developments
During the first six months of 2013, we completed U.S. funding transactions totaling almost $5.6 billion and renewed or increased key existing funding facilities as we realized access to both the public and private markets. Key funding highlights from 2013 to date were as follows:

•
Ally Financial renewed, increased and/or extended $11.1 billion in U.S. credit facilities. The automotive credit facility renewal amount includes the March 2013 refinancing of $11.0 billion in credit facilities at both the parent company and Ally Bank with a syndicate of nineteen lenders. The $11.0 billion capacity is secured by retail, lease, and dealer floorplan automotive assets and is allocated to two separate facilities, one is a $8.5 billion facility maturing in March 2015, which is available to the parent company, while the other is a $2.5 billion facility available to Ally Bank maturing in June 2014.

•
Ally Financial continued to access the public asset-backed securitization markets completing six U.S. transactions that raised $5.5 billion, with $3.4 billion and $2.1 billion raised by Ally Bank and the parent company, respectively.

•	We accessed the unsecured debt capital markets in July 2013 and raised $1.4 billion.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Funding Sources
The following table summarizes debt and other sources of funding and the amount outstanding under each category for the periods shown.

($ in millions)	Bank	Parent	Total	%
June 30, 2013
Secured financings	$22,304	$10,295	$32,599	28
Institutional term debt	—	22,297	22,297	19
Retail debt programs (a)	—	13,143	13,143	11
Total debt (b)	22,304	45,735	68,039	58
Deposits (c)	49,483	642	50,125	42
Total on-balance sheet funding	$71,787	$46,377	$118,164	100
December 31, 2012
Secured financings	$29,161	$15,950	$45,111	35
Institutional term debt	—	22,200	22,200	17
Retail debt programs (a)	—	13,451	13,451	10
Bank loans and other	2	164	166	—
Total debt (b)	29,163	51,765	80,928	62
Deposits (c)	46,932	983	47,915	38
Total on-balance sheet funding	$76,095	$52,748	$128,843	100

(a)	Primarily includes $7.5 billion and $7.9 billion of Retail Term Notes at June 30, 2013 and December 31, 2012, respectively.

(b)	Excludes fair value adjustment as described in Note 22 to the Condensed Consolidated Financial Statements.

(c)	Bank deposits include retail, brokered, mortgage escrow, and other deposits. Parent deposits include dealer deposits. Intercompany deposits are not included.
As a result of our funding strategy to maximize funding sources at Ally Bank and grow our retail deposit base, the percentage of funding sources from Ally Bank has increased in 2013 from 2012 levels. In addition, deposits represent a larger portion of the overall funding mix. Refer to Note 14 to the Condensed Consolidated Financial Statements for a summary of the scheduled maturity of long-term debt at June 30, 2013.
Funding Facilities
We utilize both committed and uncommitted funding facilities. The financial institutions providing the uncommitted facilities are not contractually obligated to advance funds under them. The amounts outstanding under our various funding facilities are included on our Condensed Consolidated Balance Sheet.
The total capacity in our committed funding facilities is provided by banks and other financial institutions through private transactions. The committed secured funding facilities can be revolving in nature and allow for additional funding during the commitment period, or they can be amortizing and not allow for any further funding after the closing date. At June 30, 2013, $23.7 billion of our $28.3 billion of committed capacity was revolving. Our revolving facilities generally have an original tenor ranging from 364 days to two years. As of June 30, 2013, we had $13.5 billion of committed funding capacity from revolving facilities with a remaining tenor greater than 364 days. The decline in committed funding facilities is attributed to the sale of international businesses and the growth in Ally Bank deposits.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Committed Funding Facilities

	Outstanding		Unused Capacity (a)		Total Capacity
($ in billions)	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Bank funding
Secured	$1.7	$3.8	$1.8	$4.7	$3.5	$8.5
Parent funding
Unsecured (b)	—	0.1	—	—	—	0.1
Secured (c) (d) (e)	9.0	22.5	11.7	7.8	20.7	30.3
Total Parent funding	9.0	22.6	11.7	7.8	20.7	30.4
Shared capacity (f) (g)	—	1.1	4.1	3.0	4.1	4.1
Total committed facilities	$10.7	$27.5	$17.6	$15.5	$28.3	$43.0

(a)
Funding from committed secured facilities is available on request in the event excess collateral resides in certain facilities or is available to the extent incremental collateral is available and contributed to the facilities.

(b)	Total unsecured parent funding capacity represents committed funding for our discontinued international automobile financing business.

(c)
Total secured parent funding capacity includes committed funding for our discontinued international automobile financing business of $2.5 billion and $12.0 billion as of June 30, 2013 and December 31, 2012, respectively, with outstanding debt of $2.0 billion and $9.6 billion, respectively.

(d)
Total unused capacity includes $1.5 billion and $2.2 billion as of June 30, 2013 and December 31, 2012, respectively, from certain committed funding arrangements that are generally reliant upon the origination of future automotive receivables and that are available in 2013.

(e)	Includes the secured facilities of our Commercial Finance Group.

(f)	Funding is generally available for assets originated by Ally Bank or the parent company, Ally Financial Inc.

(g)	Total shared facilities includes committed funding for our discontinued international automobile financing business of $0.1 billion as of December 31, 2012, with outstanding debt of $0.1 billion.
Uncommitted Funding Facilities

	Outstanding		Unused Capacity		Total Capacity
($ in billions)	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Bank funding
Secured
Federal Reserve funding programs	$—	$—	$1.8	$1.8	$1.8	$1.8
FHLB advances	1.5	4.8	4.0	0.4	5.5	5.2
Total bank funding	1.5	4.8	5.8	2.2	7.3	7.0
Parent funding
Unsecured	1.3	2.1	—	0.4	1.3	2.5
Secured	—	0.1	—	0.1	—	0.2
Total parent funding (a)	1.3	2.2	—	0.5	1.3	2.7
Total uncommitted facilities	$2.8	$7.0	$5.8	$2.7	$8.6	$9.7

(a)	Total parent funding capacity represents uncommitted funding for our discontinued international automobile financing business.
Ally Bank Committed Funding Facilities — Automotive Finance Operations
At June 30, 2013, Ally Bank had exclusive access to $3.5 billion from committed credit facilities. Ally Bank's largest facility is a $2.5 billion revolving syndicated credit facility secured by automotive receivables. In March 2013, we reduced and renewed this facility until June 2014. At June 30, 2013, the amount outstanding under this facility was $1.7 billion. Ally Bank also had access to a $4.1 billion committed facility that is shared with the parent company. In the event these facilities are not renewed in the future, the outstanding debt will be repaid over time as the underlying collateral amortizes.
Parent (Nonbank) Committed Funding Facilities — Automotive Finance Operations
The parent company's largest facility is an $8.5 billion revolving syndicated credit facility secured by automotive receivables. In March 2013, we increased and renewed this facility until March 2015. In the event this facility is not renewed at maturity, the outstanding debt will be repaid over time as the underlying collateral amortizes. At June 30, 2013, there was $2.9 billion outstanding under this facility.
In addition to our syndicated revolving credit facility, we also maintain various bilateral and multilateral secured credit facilities that fund our Automotive Finance operations. These are primarily private securitization facilities that fund a specific pool of automotive assets. Many of the facilities have revolving commitments and allow for the funding of additional assets during the commitment period. At June 30,

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

2013, the parent company maintained exclusive access to $18.2 billion of committed secured credit facilities and forward purchase commitments to fund automotive assets, and also had access to a $4.1 billion committed facility that is shared with Ally Bank.
Cash Flows
Net cash provided by operating activities was $3.4 billion for the six months ended June 30, 2013, compared to $4.9 billion for the same period in 2012. The decrease in net cash provided by operating activities was primarily due to higher cash outflow to settle derivatives in the six months ended June 30, 2013, compared to 2012. The decrease was partially offset by the net cash inflow from sales and repayment of mortgage and automotive loans held-for-sale exceeding cash outflow from new originations and purchases of such loans by $2.4 billion during the six months ended June 30, 2013. During the six months ended June 30, 2012, this activity resulted in a net cash inflow of $1.7 billion.
Net cash provided by investing activities was $5.7 billion for the six months ended June 30, 2013, compared to a net cash outflow from investing activities of $6.1 billion for the same period in 2012. The increase in net cash provided from investing activities was primarily due to $6.9 billion of net cash proceeds resulting from the sale of international businesses during the six months ended June 30, 2013, proceeds of $911 million from the sale of mortgage servicing rights, and a $7.1 billion decrease in net cash outflow from finance receivables and loans for the six months ended June 30, 2013, compared to 2012. Cash used to purchase available-for-sale securities, net of proceeds from sales, maturities, and repayments, increased $4.2 billion during the six months ended June 30, 2013, compared to the same period in 2012. The cash outflow to purchase operating lease assets exceeded cash inflows from disposals of such assets by $3.5 billion for the six months ended June 30, 2013, compared to a net cash outflow of $2.5 billion for the six months ended June 30, 2012. The increase in net cash outflows associated with leasing activities was primarily due to an increase in cash used to acquire leased assets.
Net cash used in financing activities for the six months ended June 30, 2013, totaled $10.8 billion, compared to net cash provided by financing of $4.3 billion in the same period in 2012. Cash used to repay long-term debt exceeded cash generated from long-term debt issuances by $9.7 billion for the six months ended June 30, 2013, as cash generated from the sale of international businesses was used in part to pay down debt. During the six months ended June 30, 2012, cash from issuances of long-term debt exceed repayments by $3.2 billion. Cash provided by short-term debt decreased $1.3 billion in the six months ended June 30, 2013, compared to 2012, while cash provided by deposits decreased by $0.8 billion.
Capital Planning and Stress Tests
As a bank holding company with $50 billion or more of consolidated assets, Ally is required to conduct periodic stress tests and submit a proposed capital plan to the FRB every January, which the FRB must take action on by the following March. The proposed capital plan must include a description of all planned capital actions over a nine-quarter planning horizon, including any issuance of a debt or equity capital instrument, any capital distribution, and any similar action that the FRB determines could have an impact on Ally's consolidated capital position. The proposed capital plan must also include a discussion of how Ally will maintain capital above the minimum regulatory capital ratios and above a Tier 1 common equity-to-total risk-weighted assets ratio of 5 percent, and serve as a source of strength to Ally Bank. The FRB must approve Ally's proposed capital plan before Ally may take any proposed capital action covered by the new regime.
Ally submitted the required 2013 capital plan in January 2013. In March 2013, the FRB objected to our capital plan both on quantitative and qualitative grounds. In their published results, the FRB estimated our stressed tier 1 common ratio with adjusted planned capital actions to be 1.52 for the nine-quarter planning period. Also, the FRB estimated our stressed tier 1 capital ratio to be 11.02 and our tier 1 leverage ratio to be 9.42. The FRB noted that the stressed capital ratios assumed Ally remained subject to a substantial amount of contingent liabilities associated with ResCap over the nine-quarter period. During the three months ended June 30, 2013, we agreed on a settlement that will, if approved, substantially reduce our contingent liabilities associated with ResCap. Refer to Note 1 to the Condensed Consolidated Financial Statements for more details related to the ResCap bankruptcy matters.
Further, and as previously disclosed, Ally is exploring a number of alternatives in furtherance of supporting our capital plan resubmission, including a possible primary issuance of common stock by Ally. No decision has been made to pursue any approach under consideration, and the implementation of any such approach may require regulatory and other approvals.
In connection with its reviews, the FRB continues to provide their approval for dividend and interest payments on preferred equity and debt instruments included in regulatory capital, including preferred stock, trust preferred securities, and subordinated debt that were outstanding as of December 31, 2012. We continue to have active, frequent and constructive dialogue with the FRB related to our capital plan on both the quantitative and qualitative aspects. In addition, on July 5, 2013, in accordance with the requirements of the Dodd-Frank Act, Ally submitted to the FRB its results of a mid-year stress test conducted under multiple macroeconomic scenarios.
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

Rating agency	Short-term	Senior debt	Outlook	Date of last action
Fitch	B	BB-	Stable	May 24, 2013 (a)
Moody’s	Not Prime	B1	Positive	February 25, 2013 (b)
S&P	C	B+	Watch Positive	May 16, 2013 (c)
DBRS	R-4	BB	Stable	July 3, 2013 (d)

(a)	Fitch affirmed our senior debt rating of BB-, our short term rating of B and changed the outlook to Stable on May 24, 2013.

(b)	Moody's confirmed our senior debt rating of B1 and changed the outlook to Positive on February 25, 2013.

(c)	Standard & Poor's affirmed our senior debt rating of B+, our short term rating of C, and placed our ratings on CreditWatch with positive implications on May 16, 2013.

(d)	DBRS upgraded our senior debt rating to BB, confirmed our short term rating of R-4, and changed the outlook to Stable on July 3, 2013.
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
As described in Note 1 and Note 26 to the Condensed Consolidated Financial Statements, on May 14, 2012, Residential Capital, LLC and certain of its wholly owned direct and indirect subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. As a result of the deconsolidation of ResCap, a significant portion of our representation and warranty reserve was eliminated. Further, on April 16, 2013, we completed the sale of a portfolio of agency MSRs to Ocwen and the sale included the transfer of the representation and warranty liabilities associated with the majority of the loans sold. Our representation and warranty reserve was $25 million at June 30, 2013 with respect to Ally Bank's sold and serviced loans for which we have retained representation and warranty obligation.
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
On April 16, 2013, we completed the sales of agency MSRs to Ocwen and Quicken. The sale to Ocwen included the transfer of the origination representation and warranty liabilities (but not those related to servicing) on any and all claims following the sale of the MSRs through an indemnification agreement. However, Ally Bank retained all representation and warranty liability related to loans previously

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

liquidated with a loss (e.g. GSEs completed a foreclosure) as well as the liability on outstanding claims at the time of the sale. The MSRs sale to Quicken did not include the transfer of representation and warranty liabilities. The repurchase reserve at June 30, 2013 reflects losses associated with this contractual obligation.
Total new repurchase claims received by Ally Bank were $8 million and $78 million for the three months and six months ended June 30, 2013, respectively, compared to $107 million and $194 million for the same periods in 2012. The decrease in repurchase claims was driven by significantly fewer new claims during the second quarter of 2013 primarily resulting from the transfer of the representation and warranty liabilities associated with the agency MSRs sold to Ocwen.
The total number and original unpaid principal balance (UPB) of loans related to unresolved representation and warranty demands (indemnification claims or repurchase demands) were 43 and $10 million, respectively, at June 30, 2013, compared to 259 and $58 million, respectively, at December 31, 2012. This includes demands that we have requested be rescinded but have not been agreed to by the investor. Total unresolved representation and warranty demands where Ally Bank has requested the investor to rescind decreased to $3 million or 26% of outstanding claims at June 30, 2013, compared to $23 million or 40% of outstanding claims at December 31, 2012.
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
The risk of repurchase or indemnification and the associated credit exposure is managed through underwriting and quality assurance practices and by servicing mortgage loans to meet investor standards. Ally Bank believes that, in general, the longer a loan performs prior to default, the less likely it is that an alleged breach of representation and warranty will be found to have a material and adverse impact on the loan's performance. When loans are repurchased, Ally Financial, Inc. bears the related credit loss on the loans. Repurchased loans are classified as held-for-sale and initially recorded at fair value.
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
As part of our quarterly assessment of critical accounting estimates, we concluded that in accordance with Accounting Standards Codification 740, Income Taxes, there was a change in the methodologies and processes used in developing the provision for income taxes from what was described in our 2012 Annual Report. Refer to Note 1 to the Condensed Consolidated Financial Statements for further discussion regarding the methodology and process used in the determination of provision for income taxes. There have been no other significant changes in the methodologies and processes used in developing these estimates from what was described in our 2012 Annual Report.
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

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

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

($ in millions)	June 30, 2013	December 31, 2012
Assets at fair value	$17,744	$20,408
As a percentage of total assets	12%	11%
Liabilities at fair value	$220	$2,468
As a percentage of total liabilities	n/m	2%
Assets at fair value using Level 3 inputs	$363	$1,288
As a percentage of assets at fair value	2%	6%
Liabilities at fair value using Level 3 inputs	$9	$3
As a percentage of liabilities at fair value	4%	n/m
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
Net Interest Margin Table
The following tables present an analysis of net interest margin excluding discontinued operations for the periods shown.

	2013			2012			Increase (decrease) due to (a)
Three months ended June 30, ($ in millions)	Average balance (b)	Interest income/ interest expense	Yield/ rate	Average balance (b)	Interest income/ interest expense	Yield/ rate	Volume	Yield/rate	Total
Assets
Interest-bearing cash and cash equivalents	$6,059	$2	0.13%	$11,130	$9	0.33%	$(3)	$(4)	$(7)
Trading assets	—	—	—	98	1	4.10	(1)	—	(1)
Investment securities (c)	14,580	69	1.90	12,124	70	2.32	12	(13)	(1)
Loans held-for-sale, net	297	3	4.05	2,179	20	3.69	(19)	2	(17)
Finance receivables and loans, net (d) (e)	97,840	1,139	4.67	95,423	1,140	4.80	29	(30)	(1)
Investment in operating leases, net (f)	15,616	289	7.42	10,422	226	8.72	100	(37)	63
Total interest-earning assets	134,392	1,502	4.48	131,376	1,466	4.49	118	(82)	36
Noninterest-bearing cash and cash equivalents	1,708			2,337
Other assets (g)	16,698			52,119
Allowance for loan losses	(1,197)			(1,250)
Total assets	$151,601			$184,582
Liabilities
Interest-bearing deposit liabilities	$49,522	$162	1.31%	$41,583	$160	1.55%	$28	$(26)	$2
Short-term borrowings	3,937	16	1.63	3,718	19	2.06	1	(4)	(3)
Long-term debt (h) (i) (j)	65,450	703	4.31	78,053	837	4.31	(135)	1	(134)
Total interest-bearing liabilities (h) (i) (k)	118,909	881	2.97	123,354	1,016	3.31	(106)	(29)	(135)
Noninterest-bearing deposit liabilities	274			2,279
Total funding sources (i) (l)	119,183	881	2.96	125,633	1,016	3.25
Other liabilities (m)	12,600			39,991
Total liabilities	131,783			165,624
Total equity	19,818			18,958
Total liabilities and equity	$151,601			$184,582
Net financing revenue		$621			$450		$224	$(53)	$171
Net interest spread (n)			1.51%			1.18%
Net interest spread excluding original issue discount (n)			1.75%			1.54%
Net interest spread excluding original issue discount and including noninterest-bearing deposit liabilities (n)			1.76%			1.59%
Net yield on interest-earning assets (o)			1.85%			1.38%
Net yield on interest-earning assets excluding original issue discount (o)			2.04%			1.67%

(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.

(b)	Average balances are calculated using a combination of monthly and daily average methodologies.

(c)
Excludes income on equity investments of $7 million during the three months ended June 30, 2013 and 2012, respectively. Yields on available-for-sale debt securities are based on fair value as opposed to historical cost.

(d)
Nonperforming finance receivables and loans are included in the average balances. For information on our accounting policies regarding nonperforming status, refer to Note 1 to the Consolidated Financial Statements in our 2012 Annual Report.

(e)	Includes other interest income of $1 million during the three months ended June 30, 2012.

(f)
Includes gains on sale of $91 million and $24 million during the three months ended June 30, 2013 and 2012, respectively. Excluding these gains on sale, the annualized yield would be 5.09% and 7.80% at June 30, 2013 and 2012, respectively.

(g)	Includes average balances of assets of discontinued operations.

(h)	Includes the effects of derivative financial instruments designated as hedges.

(i)
Average balance includes $1,694 million and $1,960 million related to original issue discount at June 30, 2013 and 2012, respectively. Interest expense includes original issue discount amortization of $61 million and $96 million during the three months ended June 30, 2013 and 2012, respectively.

(j)	Excluding original issue discount the rate on long-term debt was 3.84% and 3.72% at June 30, 2013 and 2012, respectively.

(k)	Excluding original issue discount the rate on total interest-bearing liabilities was 2.73% and 2.95% at June 30, 2013 and 2012, respectively.

(l)	Excluding original issue discount the rate on total funding sources was 2.72% and 2.90% at June 30, 2013 and 2012, respectively.

(m)	Includes average balances of liabilities of discontinued operations.

(n)	Net interest spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

(o)	Net yield on interest-earning assets represents net financing revenue as a percentage of total interest-earning assets.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

	2013			2012			Increase (decrease) due to (a)
Six months ended June 30, ($ in millions)	Average balance (b)	Interest income/ interest expense	Yield/ rate	Average balance (b)	Interest income/ interest expense	Yield/ rate	Volume	Yield/rate	Total
Assets
Interest-bearing cash and cash equivalents	$6,293	$5	0.16%	$9,920	$11	0.22%	$(3)	$(3)	$(6)
Trading assets	—	—	—	527	10	3.82	(5)	(5)	(10)
Investment securities (c)	14,252	132	1.87	12,395	139	2.26	19	(26)	(7)
Loans held-for-sale, net	1,157	19	3.31	2,963	51	3.46	(30)	(2)	(32)
Finance receivables and loans, net (d) (e)	98,321	2,274	4.66	93,038	2,233	4.83	124	(83)	41
Investment in operating leases, net (f)	14,910	588	7.95	9,886	428	8.71	201	(41)	160
Total interest-earning assets	134,933	3,018	4.51	128,729	2,872	4.49	306	(160)	146
Noninterest-bearing cash and cash equivalents	1,826			2,049
Other assets (g)	27,344			55,022
Allowance for loan losses	(1,184)			(1,265)
Total assets	$162,919			$184,535
Liabilities
Interest-bearing deposit liabilities	$48,756	$326	1.35%	$41,346	$323	1.57%	$54	$(51)	$3
Short-term borrowings	4,321	32	1.49	3,583	36	2.02	6	(10)	(4)
Long-term debt (h) (i) (j)	68,642	1,404	4.12	75,631	1,717	4.57	(151)	(162)	(313)
Total interest-bearing liabilities (h) (i) (k)	121,719	1,762	2.92	120,560	2,076	3.46	(91)	(223)	(314)
Noninterest-bearing deposit liabilities	939			2,195
Total funding sources (i) (l)	122,658	1,762	2.90	122,755	2,076	3.40
Other liabilities (m)	20,334			42,682
Total liabilities	142,992			165,437
Total equity	19,927			19,098
Total liabilities and equity	$162,919			$184,535
Net financing revenue		$1,256			$796		$397	$63	$460
Net interest spread (n)			1.59%			1.03%
Net interest spread excluding original issue discount (n)			1.82%			1.42%
Net interest spread excluding original issue discount and including noninterest-bearing deposit liabilities (n)			1.84%			1.48%
Net yield on interest-earning assets (o)			1.88%			1.24%
Net yield on interest-earning assets excluding original issue discount (o)			2.05%			1.56%

(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.

(b)	Average balances are calculated using a combination of monthly and daily average methodologies.

(c)
Excludes income on equity investments of $12 million during the six months ended June 30, 2013 and 2012, respectively. Yields on available-for-sale debt securities are based on fair value as opposed to historical cost.

(d)
Nonperforming finance receivables and loans are included in the average balances. For information on our accounting policies regarding nonperforming status, refer to Note 1 to the Consolidated Financial Statements in our 2012 Annual Report.

(e)	Includes other interest income of $1 million and $3 million during the six months ended June 30, 2013 and 2012, respectively.

(f)
Includes gains on sale of $155 million and $47 million during the six months ended June 30, 2013 and 2012, respectively. Excluding these gains on sale, the annualized yield would be 5.86% and 7.75% at June 30, 2013 and 2012, respectively.

(g)	Includes average balances of assets of discontinued operations.

(h)	Includes the effects of derivative financial instruments designated as hedges.

(i)
Average balance includes $1,723 million and $2,011 million related to original issue discount at June 30, 2013 and 2012, respectively. Interest expense includes original issue discount amortization of $118 million and $204 million during the six months ended June 30, 2013 and 2012, respectively.

(j)	Excluding original issue discount the rate on long-term debt was 3.69% and 3.92% at June 30, 2013 and 2012, respectively.

(k)	Excluding original issue discount the rate on total interest-bearing liabilities was 2.69% and 3.07% at June 30, 2013 and 2012, respectively.

(l)	Excluding original issue discount the rate on total funding sources was 2.67% and 3.02% at June 30, 2013 and 2012, respectively.

(m)	Includes average balances of liabilities of discontinued operations.

(n)	Net interest spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

(o)	Net yield on interest-earning assets represents net financing revenue as a percentage of total interest-earning assets.

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

PART II — OTHER INFORMATION
Ally Financial Inc. • Form 10-Q

Item 1.    Legal Proceedings
Refer to Note 26 to the Condensed Consolidated Financial Statements (incorporated herein by reference) for a discussion related to our legal proceedings, which supplements the discussion of legal proceedings set forth in Note 29 to our Annual Report on Form 10-K for the year ended December 31, 2012, as filed on March 1, 2013, with the U.S. Securities and Exchange Commission (SEC) as amended by the Current Report on Form 8-K filed with the SEC on July 9, 2013 (referred to herein as 2012 Annual Report).
Item 1A.    Risk Factors
Other than with respect to the risk factors provided below, there have been no material changes to the Risk Factors described in our 2012 Annual Report and subsequent quarterly report on Form 10-Q for the three months ended March 31, 2013.
Risks Related to Our Business
The Plan Support Agreement related to the ResCap bankruptcy may not be consummated if certain conditions are not met or if delays occur. If the plan support agreement is not consummated, we will not be entitled to any release from claims of the Debtors or third parties.
On May 14, 2012, ResCap and certain of its wholly owned direct and indirect subsidiaries (collectively, the Debtors) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court).
On May 14, 2013, Ally Financial Inc., on behalf of itself and certain of its subsidiaries (collectively, AFI) entered into a Plan Support Agreement (the PSA) with the Debtors, the official committee of unsecured creditors appointed in the Debtors' Chapter 11 cases (the Creditors' Committee), and certain creditors (collectively, the Consenting Claimants). The PSA provides for the parties to support a plan (the Plan), which, among other things, would settle and provide AFI full releases for all existing and potential claims between AFI and the Debtors and all pending and potential claims held by third parties related to the Debtors that could be brought against AFI, except for securities claims by the Federal Housing Finance Agency and the Federal Deposit Insurance Corporation, as receiver for certain failed banks. The Plan will also include a settlement of insurance disputes between AFI and the Debtors under which the Debtors will relinquish in favor of AFI all of their rights to coverage under certain insurance policies. Further, the PSA requires that all litigation against AFI by the Debtors, the Creditors’ Committee and the Consenting Claimants be stayed so long as the PSA has not been terminated.
The PSA requires, among other things, that the following milestones be satisfied: (i) the FGIC rehabilitation court must approve the PSA and a separate FGIC Settlement on or before August 19, 2013; (ii) the Bankruptcy Court must approve the Disclosure Statement on or before August 30, 2013; and (iii) the effective date of the Plan must occur on or before December 15, 2013. In the event any of the above milestones are not satisfied, the PSA could be terminated.
The PSA also includes a number of additional events that could result in the PSA being terminated, including the following: (i) the Bankruptcy Court enters an order appointing a Chapter 11 trustee; (ii) any of the Debtors’ Chapter 11 cases are dismissed or converted to a case under Chapter 7 of the Bankruptcy Code; (iii) any court has entered a final, non-appealable judgment or order declaring any material portion of the PSA unenforceable; (iv) the releases set forth in the PSA are modified, amended, changed, severed or otherwise altered in the Plan or any other definitive document; and (v) the PSA ceases to be binding on AFI or the Creditors’ Committee.
Additionally, the PSA requires that several conditions be satisfied or waived before the Plan can be effective, including, the following: (i) the Bankruptcy Court approves the Plan and Disclosure Statement on terms reasonably acceptable to the parties; (ii) the Confirmation Order must have been entered by the Bankruptcy Court and provide for, among other things, the releases specified in the PSA; (iii) the Confirmation Order must not have been stayed, modified, or vacated on appeal, and the time to appeal shall have passed; (iv) the FGIC rehabilitation court must have approved the PSA and FGIC Settlement Agreement, including the release of all present and future claims against FGIC relating to FGIC policies; (v) AFI must have funded the Ally Contribution; and (vi) AFI’s secured claims against the Debtors must have been fully satisfied.
There can be no assurance that any of the required milestones will be satisfied, that the conditions to effectiveness will be satisfied or waived or that none of the specified termination events will occur. The termination of the PSA or the failure of the PSA to become effective could result in modifications to the Plan, or the pursuit of an alternative form of reorganization or liquidation. This would result in delay and significant expense, and any modifications to the Plan or other alternative may well be less favorable to AFI. If AFI does not receive the releases described above, the Debtors and/or third party creditors are expected to assert substantial claims directly against AFI, which could have a material adverse impact on us. Even if substantial elements of the Plan are confirmed by the Bankruptcy Court and all required conditions are satisfied, there could be significant litigation against AFI for any claims not released under the Plan.

Ally Financial Inc. • Form 10-Q

We are currently party to an agreement with GM that provides for certain exclusivity privileges that expires in December 2013, and were previously party to a similar agreement with Chrysler which has expired. We cannot predict the ultimate impact that the expiration of these agreements will have on our operations, but it is likely that the expiration of these agreements will continue to increase the competitive pressure on us.
We are currently party to an agreement with GM that provides for certain exclusivity privileges related to subvention programs that it offers, and were previously party to a similar agreement with Chrysler. On April 25, 2012, Chrysler provided us with notification of nonrenewal for our existing agreement with them, and as a result our agreement with Chrysler expired in April 2013. Further, in May 2013 Chrysler announced that it has entered into a ten-year agreement with Santander Consumer USA Inc. (Santander), pursuant to which Santander will provide a full range of wholesale and retail financing services to Chrysler dealers and consumers. Since this time, our originations of Chrysler subvented retail financing and subvented leases have ceased and that has reduced our current originations from the Chrysler channel. In addition, our agreement with GM will expire in December 2013. These agreements provided Ally with certain preferred provider benefits, including limiting the use of other financing providers by GM and Chrysler in their incentive programs. We cannot predict the ultimate impact that the expiration of these agreements will have on our operations. However, the expiration of these agreements are likely to continue to increase competitive pressure on Ally, as competitors have or could in the future have exclusive agreements with GM and/or Chrysler.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.     Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
None.
Item 6.    Exhibits
The exhibits listed on the accompanying Index of Exhibits are filed as a part of this report. This Index is incorporated herein by reference.

Signatures
Ally Financial Inc. • Form 10-Q

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 2nd day of August, 2013.

Ally Financial Inc. (Registrant)

/s/ JEFFREY J. BROWN
Jeffrey J. Brown Senior Executive Vice President of Finance and Corporate Planning

/s/ DAVID J. DEBRUNNER
David J. DeBrunner Vice President, Chief Accounting Officer, and Corporate Controller

Ally Financial Inc. • Form 10-Q

INDEX OF EXHIBITS

Exhibit	Description	Method of Filing

10.1	Plan Support Agreement, dated May 13, 2013	Filed herewith.

12	Computation of Ratio of Earnings to Fixed Charges	Filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith.

101	Interactive Data File	Filed herewith.