Form 10-Q
period 2013-09-30
Ally Financial Inc.
filed 2013-11-05
CIK 40729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013, or

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
Yes ☐                    No ☑
At November 4, 2013, the number of shares outstanding of the Registrant’s common stock was 1,330,970 shares.

INDEX
Ally Financial Inc. • Form 10-Q

Table of Contents	PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statement of Comprehensive Income (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2013	2012	2013	2012
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$1,119	$1,141	$3,393	$3,374
Interest on loans held-for-sale	—	23	19	74
Interest on trading assets	—	—	—	10
Interest and dividends on available-for-sale investment securities	85	64	229	215
Interest-bearing cash	3	8	8	19
Operating leases	832	631	2,354	1,699
Total financing revenue and other interest income	2,039	1,867	6,003	5,391
Interest expense
Interest on deposits	163	158	489	481
Interest on short-term borrowings	15	20	47	56
Interest on long-term debt	609	851	2,013	2,568
Total interest expense	787	1,029	2,549	3,105
Depreciation expense on operating lease assets	515	366	1,449	1,006
Net financing revenue	737	472	2,005	1,280
Other revenue
Servicing fees	13	91	114	326
Servicing asset valuation and hedge activities, net	—	134	(213)	74
Total servicing income, net	13	225	(99)	400
Insurance premiums and service revenue earned	251	262	768	793
Gain on mortgage and automotive loans, net	15	142	52	248
Loss on extinguishment of debt	(42)	—	(42)	—
Other gain (loss) on investments, net	41	(23)	156	130
Other income, net of losses	93	169	324	523
Total other revenue	371	775	1,159	2,094
Total net revenue	1,108	1,247	3,164	3,374
Provision for loan losses	141	105	361	236
Noninterest expense
Compensation and benefits expense	245	257	782	830
Insurance losses and loss adjustment expenses	85	90	346	337
Other operating expenses	432	498	1,393	1,504
Total noninterest expense	762	845	2,521	2,671
Income from continuing operations before income tax expense (benefit)	205	297	282	467
Income tax expense (benefit) from continuing operations	28	46	(55)	31
Net income from continuing operations	177	251	337	436
(Loss) income from discontinued operations, net of tax	(86)	133	(80)	(640)
Net income (loss)	91	384	257	(204)
Other comprehensive income (loss), net of tax	4	218	(494)	199
Comprehensive income (loss)	$95	$602	$(237)	$(5)
Statement continues on the next page.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Comprehensive Income (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended September 30,		Nine months ended September 30,
($ in millions except per share data)	2013	2012	2013	2012
Net (loss) income attributable to common shareholders
Net income from continuing operations	$177	$251	$337	$436
Preferred stock dividends — U.S. Department of Treasury	(134)	(134)	(401)	(401)
Preferred stock dividends	(67)	(67)	(200)	(200)
Net (loss) income from continuing operations attributable to common shareholders	(24)	50	(264)	(165)
(Loss) income from discontinued operations, net of tax	(86)	133	(80)	(640)
Net (loss) income attributable to common shareholders	$(110)	$183	$(344)	$(805)
Basic weighted-average common shares outstanding	1,330,970	1,330,970	1,330,970	1,330,970
Diluted weighted-average common shares outstanding (a)	1,330,970	1,330,970	1,330,970	1,330,970
Basic earnings per common share
Net (loss) income from continuing operations	$(18)	$38	$(199)	$(124)
(Loss) income from discontinued operations, net of tax	(64)	100	(60)	(481)
Net (loss) income	$(82)	$138	$(259)	$(605)
Diluted earnings per common share (a)
Net (loss) income from continuing operations	$(18)	$38	$(199)	$(124)
(Loss) income from discontinued operations, net of tax	(64)	100	(60)	(481)
Net (loss) income	$(82)	$138	$(259)	$(605)

(a)
Due to the antidilutive effect of converting the Fixed Rate Cumulative Mandatorily Convertible Preferred Stock into common shares and the net (loss) income from continuing operations attributable to common shareholders for the three months and nine months ended September 30, 2013 and 2012, respectively, net (loss) income from continuing operations attributable to common shareholders and basic weighted-average common shares outstanding were used to calculate basic and diluted earnings per share.

The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Balance Sheet (unaudited)
Ally Financial Inc. • Form 10-Q

($ in millions)	September 30, 2013	December 31, 2012
Assets
Cash and cash equivalents
Noninterest-bearing	$1,063	$1,073
Interest-bearing	5,486	6,440
Total cash and cash equivalents	6,549	7,513
Investment securities	17,967	14,178
Loans held-for-sale, net ($63 and $2,490 fair value-elected)	82	2,576
Finance receivables and loans, net
Finance receivables and loans, net	95,281	99,055
Allowance for loan losses	(1,198)	(1,170)
Total finance receivables and loans, net	94,083	97,885
Investment in operating leases, net	17,254	13,550
Mortgage servicing rights	—	952
Premiums receivable and other insurance assets	1,649	1,609
Other assets	7,059	11,908
Assets of operations held-for-sale	5,913	32,176
Total assets	$150,556	$182,347
Liabilities
Deposit liabilities
Noninterest-bearing	$66	$1,977
Interest-bearing	51,965	45,938
Total deposit liabilities	52,031	47,915
Short-term borrowings	6,015	7,461
Long-term debt	60,701	74,561
Interest payable	978	932
Unearned insurance premiums and service revenue	2,332	2,296
Accrued expenses and other liabilities	4,836	6,585
Liabilities of operations held-for-sale	4,602	22,699
Total liabilities	131,495	162,449
Equity
Common stock and paid-in capital	19,669	19,668
Mandatorily convertible preferred stock held by U.S. Department of Treasury	5,685	5,685
Preferred stock	1,255	1,255
Accumulated deficit	(7,365)	(7,021)
Accumulated other comprehensive (loss) income	(183)	311
Total equity	19,061	19,898
Total liabilities and equity	$150,556	$182,347
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

($ in millions)	September 30, 2013	December 31, 2012
Assets
Finance receivables and loans, net
Finance receivables and loans, net	$28,308	$31,510
Allowance for loan losses	(152)	(144)
Total finance receivables and loans, net	28,156	31,366
Investment in operating leases, net	5,316	6,060
Other assets	1,492	2,868
Assets of operations held-for-sale	149	12,139
Total assets	$35,113	$52,433
Liabilities
Short-term borrowings	$500	$400
Long-term debt	24,169	26,461
Interest payable	1	1
Accrued expenses and other liabilities	12	16
Liabilities of operations held-for-sale	149	9,686
Total liabilities	$24,831	$36,564
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Changes in Equity (unaudited)
Ally Financial Inc. • Form 10-Q

($ in millions)	Common stock and paid-in capital	Mandatorily convertible preferred stock held by U.S. Department of Treasury	Preferred stock	Accumulated deficit	Accumulated other comprehensive income (loss)	Total equity
Balance at January 1, 2012	$19,668	$5,685	$1,255	$(7,415)	$87	$19,280
Net loss				(204)		(204)
Preferred stock dividends — U.S. Department of Treasury				(401)		(401)
Preferred stock dividends				(200)		(200)
Other comprehensive income, net of tax					199	199
Balance at September 30, 2012	$19,668	$5,685	$1,255	$(8,220)	$286	$18,674
Balance at January 1, 2013	$19,668	$5,685	$1,255	$(7,021)	$311	$19,898
Net income				257		257
Preferred stock dividends — U.S. Department of Treasury				(401)		(401)
Preferred stock dividends				(200)		(200)
Other comprehensive loss, net of tax					(494)	(494)
Increase in paid-in capital	1					1
Balance at September 30, 2013	$19,669	$5,685	$1,255	$(7,365)	$(183)	$19,061
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Cash Flows (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, ($ in millions)	2013	2012
Operating activities
Net income (loss)	$257	$(204)
Reconciliation of net income to net cash provided by operating activities
Depreciation and amortization	2,106	1,758
Changes in fair value of mortgage servicing rights	102	654
Provision for loan losses	431	285
Gain on sale of loans, net	(52)	(396)
Net gain on investment securities	(156)	(144)
Loss on extinguishment of debt	42	—
Originations and purchases of loans held-for-sale	(6,234)	(23,670)
Proceeds from sales and repayments of loans held-for-sale	8,647	25,295
Impairment and settlement related to Residential Capital, LLC	1,350	1,192
Gain on sale of subsidiaries, net	(932)	(28)
Net change in
Trading assets	—	595
Deferred income taxes	(604)	(199)
Interest payable	51	168
Other assets	2,943	475
Other liabilities	(3,456)	(761)
Other, net	(130)	(175)
Net cash provided by operating activities	4,365	4,845
Investing activities
Purchases of available-for-sale securities	(12,747)	(9,592)
Proceeds from sales of available-for-sale securities	4,721	6,774
Proceeds from maturities and repayment of available-for-sale securities	3,893	4,940
Net decrease (increase) in finance receivables and loans	2,744	(7,925)
Proceeds from sales of finance receivables and loans	—	2,329
Purchases of operating lease assets	(7,251)	(5,612)
Disposals of operating lease assets	2,080	1,303
Sale of mortgage servicing rights	911	—
Proceeds from sale of business units, net (a)	6,937	516
Net cash effect from deconsolidation of Residential Capital, LLC	—	(539)
Net change in restricted cash	2,297	92
Other, net	(55)	(17)
Net cash provided by (used in) investing activities	3,530	(7,731)
Statement continues on the next page.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Cash Flows (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, ($ in millions)	2013	2012
Financing activities
Net change in short-term borrowings	(936)	(1,673)
Net increase in deposits	4,057	4,647
Proceeds from issuance of long-term debt	13,347	27,520
Repayments of long-term debt	(26,725)	(22,908)
Dividends paid	(601)	(601)
Net cash (used in) provided by financing activities	(10,858)	6,985
Effect of exchange-rate changes on cash and cash equivalents	47	(1)
Net (decrease) increase in cash and cash equivalents	(2,916)	4,098
Adjustment for change in cash and cash equivalents of operations held-for-sale (a) (b)	1,952	24
Cash and cash equivalents at beginning of year	7,513	13,035
Cash and cash equivalents at September 30,	$6,549	$17,157
Supplemental disclosures
Cash paid for
Interest	$2,890	$3,705
Income taxes	67	291
Other disclosures
Proceeds from sales and repayments of mortgage loans held-for-investment originally designated as held-for-sale	43	116

(a)	The amounts are net of cash and cash equivalents of $1,418 million at September 30, 2013 and $147 million at September 30, 2012 of business units at the time of disposition.

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
The Condensed Consolidated Financial Statements at September 30, 2013, and for the three months and nine months ended September 30, 2013, and 2012, are unaudited but reflect all adjustments that are, in management’s opinion, necessary for the fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements (and the related notes) included in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed on March 1, 2013, with the U.S. Securities and Exchange Commission (SEC) as revised by the Current Report on Form 8-K filed with the SEC on July 9, 2013 (referred to herein as 2012 Annual Report).
Residential Capital, LLC
Our mortgage operations were historically a significant portion of our operations and were conducted primarily through our Residential Capital, LLC (ResCap) subsidiary. On May 14, 2012, ResCap and certain of its wholly owned direct and indirect subsidiaries (collectively, the Debtors) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court). As a result of the bankruptcy filing, effective May 14, 2012, we deconsolidated ResCap from our financial statements and recorded a charge of $442 million for the impairment of Ally's investment in ResCap. During the first quarter of 2013, we discontinued performing certain mortgage activities, which were required as part of the bankruptcy process until the sale of certain assets occurred. As a result of us discontinuing these activities, the operations of ResCap were classified as discontinued. Refer to Note 2 for further information.
On May 14, 2013, Ally Financial Inc., on behalf of itself and certain of its subsidiaries (collectively, AFI) entered into a Plan Support Agreement (the PSA) with the Debtors, the official committee of unsecured creditors appointed in the Debtors' Chapter 11 cases (the Creditors' Committee), and certain creditors (collectively, the Consenting Claimants). The PSA, which was approved by the Bankruptcy Court on June 26, 2013, requires the parties to support a Chapter 11 plan in the Debtors' Chapter 11 cases (the Plan) that, among other things, settles and provides AFI full releases for all existing and potential claims between AFI and the Debtors, including all representation and warranty claims that reside with the Debtors (the Debtor Releases), and shall include full releases for all pending and potential claims held by third parties related to the Debtors that could be brought against AFI (the Third Party Releases).
On July 3, 2013, the Debtors filed the Plan and related disclosure statement (the Disclosure Statement), with the Bankruptcy Court. The Bankruptcy Court entered an order approving the Disclosure Statement on August 23, 2013, and the Plan confirmation hearing is currently scheduled to commence on November 19, 2013. The Plan fully incorporates the terms of the PSA, including the Debtor Releases, as well as the Third Party Releases. As of the date hereof, AFI has agreed to settlements (the Settlements) with each of the Federal Housing Finance Agency (the FHFA) and the Federal Deposit Insurance Corporation, as receiver for certain failed banks (the FDIC), which provide, among other things, that in exchange for a monetary payment, the FHFA’s and FDIC’s pending litigation against AFI will be dismissed, and the claims will no longer be included as exceptions to the Third Party Releases. Also, the Plan will be amended to add Freddie Mac, and the FHFA as conservator for Freddie Mac and Fannie Mae, as exclusions from the Third Party Releases only with respect to certain ordinary-course representation and warranty repurchase claims against Ally Bank, as a former mortgage seller and servicer. The Settlements are not conditioned on the Plan becoming effective. It is possible that additional exceptions to the Third Party Releases could be added in the future with AFI’s consent. We recorded an additional pretax charge of $170 million to discontinued operations ($107 million net of tax) during the three months ended September 30, 2013, related to the Settlements. At September 30, 2013, we have accrued $520 million related to the Settlements.
The Plan also provides, among other things, that, on the effective date of the Plan (the Effective Date), AFI will contribute to the Debtors' estates $1.95 billion in cash or cash equivalents, and will further contribute $150 million received by AFI for claims it pursues against its insurance carriers related to the claims released in connection with the Plan, with such amount guaranteed by AFI to be paid no later than September 30, 2014 (collectively, the AFI Contribution) in exchange for the releases of AFI included in the Plan. These amounts have been appropriately reflected within our accrued expenses and other liabilities. Refer to Note 15 for additional information. The AFI Contribution and other assets of the Debtors' estates will be distributed to creditors under the Plan.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

In addition, the Plan contemplates the payoff of AFI secured debt on or before the Effective Date. On June 13, 2013, the Debtors paid AFI approximately $1.1 billion in full satisfaction of the AFI revolving credit facility and line of credit. The payment to AFI was approved by the Bankruptcy Court with an express reservation of rights, claims and remedies against AFI and a reciprocal reservation of rights, claims and remedies for AFI's benefit in the event the Plan does not become effective.
The Plan also provides that the Debtors will remain responsible for all costs and obligations imposed on the Debtors under (i) the consent judgment among the United States Department of Justice, the Attorneys General of certain states, ResCap, GMAC Mortgage, LLC (GMACM) and Ally Financial Inc. entered by the District Court for the District of Columbia on February 9, 2012, (ii) the consent order among ResCap, GMACM, Ally Financial Inc., Ally Bank, the Federal Reserve Board (FRB) and the FDIC, dated April 13, 2011 (the Consent Order) and (iii) the order of assessment among ResCap, GMACM, Ally Financial Inc. and the Board of Governors of the Federal Reserve System, excluding certain obligations that are being performed by Ocwen Financial Corporation (Ocwen). Notably, on July 26, 2013, the Bankruptcy Court approved an amendment to the Consent Order (the Consent Order Amendment), which, among other things, required the Debtors to escrow approximately $230 million (the FRB Settlement Amount) in exchange for the FRB ceasing the foreclosure review mandated under the Consent Order (the FRB Foreclosure Review). As a result of the Consent Order Amendment, the Debtors are no longer responsible for the FRB Foreclosure Review, and the FRB Settlement Amount will be distributed to individual borrowers in full satisfaction of the Debtors' foreclosure review obligations.
Further, the Plan includes a settlement of insurance disputes between AFI and the Debtors under which the Debtors will relinquish in favor of AFI all of their rights to coverage under certain insurance policies. The PSA also requires that all litigation against AFI by the Debtors, the Creditors' Committee, and the Consenting Claimants be stayed so long as the PSA has not been terminated.
Under the terms of the Plan, the Effective Date must occur on or before the earlier of (i) 30 days after the Bankruptcy Court enters an order confirming the Plan (the Confirmation Order) or (ii) December 15, 2013. If this condition is not satisfied, the Plan allows AFI, the Debtors and/or the Creditors’ Committee to file a motion to vacate the Confirmation Order, which if approved, could result in the Plan becoming null and void.
Under the Plan, there are several remaining conditions to be satisfied or waived before the Plan can be effective, including, the following: (i) the Confirmation Order must have been entered by the Bankruptcy Court and provide for, among other things, the Debtor Releases and Third Party Releases; (ii) the Confirmation Order must not have been stayed, modified, or vacated on appeal; (iii) AFI must have funded the AFI Contribution; and (iv) AFI's secured claims against the Debtors must have been fully satisfied.
Moreover, the PSA includes a number of events that could result in the PSA being terminated, including the following: (i) the Bankruptcy Court enters an order appointing a Chapter 11 trustee; (ii) any of the Debtors' Chapter 11 cases are dismissed or converted to a case under Chapter 7 of the Bankruptcy Code; (iii) any court has entered a final, non-appealable judgment or order declaring any material portion of the PSA unenforceable; (iv) the releases set forth in the PSA are modified, amended, changed, severed or otherwise altered in the Plan or any other definitive document; and (v) the PSA ceases to be binding on AFI or the Creditors' Committee.
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
There can be no assurance that the conditions to effectiveness of the Plan will be satisfied or waived. The failure of the Plan to become effective could result in, among other consequences, the pursuit of an alternative form of reorganization or liquidation, which may be less favorable to AFI. Further, the termination of the PSA could result in, among other consequences, material modifications to the Plan, resulting in delay, significant expense and provisions that are less favorable to AFI. If AFI does not receive the releases described above, the Debtors and/or third party creditors are expected to assert substantial claims directly against AFI, which could have a material adverse impact on us.
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
Derivatives and Hedging - Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (ASU 2013-10)
As of July 17, 2013, we adopted ASU 2013-10, which amends ASC 815, Derivatives and Hedging. The ASU established the Fed Funds Effective Swap Rate or Overnight Index Swap Rate (OIS) as an additional U.S. benchmark interest rate for hedge accounting purposes. Prior to the ASU's addition of the OIS as a benchmark rate, only interest rates on direct Treasury obligations and the LIBOR swap rate were considered to be such benchmarks. Amendments of the update also remove the restriction on using different benchmark rates for similar hedges. The amendments were effective prospectively when entering into new or redesignating existing hedging relationships on or after July 17, 2013. Since the new guidance simply allows for an additional hedge index to be utilized for hedge accounting purposes, the implementation of this guidance has not had a material effect on our consolidated financial condition or results of operations.
Recently Issued Accounting Standards
Liabilities - Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (ASU 2013-04)
In February 2013, the Financial Accounting Standards Board (FASB) issued ASU 2013-04. This ASU requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the following: (a) The amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. It further requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. ASU 2013-04 will be effective for us on January 1, 2014, with retrospective application required. The adoption of this guidance is not expected to have a material effect on our consolidated financial condition or results of operations.
Foreign Currency Matters - Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (ASU 2013-05)
In March 2013, the FASB issued ASU 2013-05. This ASU requires a reporting entity that ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity to release any related cumulative translation adjustment (CTA) into net income. The CTA should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity. For an equity method investment that is a foreign entity, a pro rata portion of the CTA should be released into net income upon a partial sale of such an investment. This ASU clarifies that the sale of an investment in a foreign entity includes both events that result in the loss of a controlling financial interest in a foreign entity, irrespective of any retained investment, and events that result in step acquisition under which an acquirer obtains control of an acquiree in which it held an equity interest immediately before the acquisition date. Under these circumstances, the CTA should be released into net income upon their occurrence. ASU 2013-05 will be effective for us prospectively on January 1, 2014. Management is currently assessing the potential impact of the application of this guidance. However, since the guidance is prospective and we are in the process of exiting most of our international businesses, it is not expected to have a material effect on our consolidated financial condition or results of operations.
Income Taxes - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11)
In July 2013, the FASB issued ASU 2013-11. This ASU generally requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The guidance further includes an exception that if a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available to settle any additional income taxes that would result from the disallowance of a tax position at the reporting date, or the tax law of the applicable jurisdiction, does not require the entity to use them and the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. ASU 2013-11 will be effective for us prospectively on January 1, 2014. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Early adoption and retrospective application are permitted. The adoption of this guidance is not expected to have a material affect on our consolidated financial condition or results of operations.
2.     Discontinued and Held-for-sale Operations
Discontinued Operations
We classify operations as discontinued when operations and cash flows will be eliminated from our ongoing operations and we do not expect to retain any significant continuing involvement in their operations after the respective sale transactions. For all periods presented, the operating results for these discontinued operations have been removed from continuing operations and presented separately as discontinued operations, net of tax, in the Condensed Consolidated Statement of Comprehensive Income. The Notes to the Condensed Consolidated Financial Statements have been adjusted to exclude discontinued operations unless otherwise noted.
Select Mortgage Operations
During the first quarter of 2013, the operations of ResCap were classified as discontinued. During the second quarter of 2012, we sold the Canadian mortgage operations of ResMor Trust.
Select Insurance Operations
During the second quarter of 2013, we sold our Mexican insurance business, ABA Seguros. During the first quarter of 2013, we completed the sale of our U.K.-based operations.
Select Automotive Finance Operations
During the fourth quarter of 2012, we committed to sell our automotive finance operations in Europe and Latin America to General Motors Financial Company, Inc. (GM Financial). On the same date, we entered into an agreement with GM Financial to acquire our 40% interest in a motor vehicle finance joint venture in China. During the second quarter of 2013, we completed the sale of our operations in Europe and the majority of Latin America. The transaction included European operations in Germany, the United Kingdom, Italy, Sweden, Switzerland, Austria, Belgium, France and the Netherlands, and Latin American operations in Mexico, Chile, and Colombia. On October 1, 2013, we completed the sale of the remaining Latin American operations in Brazil. Refer to Note 27 for further detail. We expect to complete the sale of the joint venture in China during 2013 or possibly 2014.
During the first quarter of 2013, we sold our Canadian automotive finance operations, Ally Credit Canada Limited and ResMor Trust. During the first quarter of 2012, we completed the sale of our Venezuela operations.
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

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2013	2012	2013		2012
Select Mortgage operations
Total net revenue	$—	$—	$—		$440
Pretax loss including direct costs to transact a sale (a) (b)	(158)	(33)	(1,762)		(1,198)
Tax (benefit) expense (c)	(40)	(17)	(573)		7
Select Insurance operations
Total net revenue	$—	$157	$190		$462
Pretax income including direct costs to transact a sale (a)	5	13	319	(d)	48
Tax expense (benefit) (c)	3	6	(12)		24
Select Automotive Finance operations
Total net revenue	$119	$347	$544		$1,119
Pretax income including direct costs to transact a sale (a)	58	185	752	(e)	611
Tax expense (benefit) (c)	28	47	(25)		105
Select Corporate and Other operations
Total net revenue	$—	$1	$—		$10
Pretax income	—	5	1		37
Tax expense	—	1	—		2

(a)	Includes certain treasury and other corporate activity recognized by Corporate and Other.

(b)	Includes the results of ResCap. Refer to Note 1 for more information regarding the Debtors' bankruptcy.

(c)	Includes certain income tax activity recognized by Corporate and Other.

(d)	Includes recognized pretax gain of $274 million in connection with the sale of our Mexican insurance business, ABA Seguros.

(e)
Includes recognized pretax loss of $371 million in connection with the sale of our European and the majority of our Latin American automotive finance operations and pretax gain of $888 million in connection with the sale of our Canadian automotive finance operations, Ally Credit Canada Limited and ResMor Trust.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Held-for-sale Operations
The assets and liabilities of operations held-for-sale are summarized below.

September 30, 2013 ($ in millions)	Select Automotive Finance operations (a)
Assets
Cash and cash equivalents
Noninterest-bearing	$35
Interest-bearing	158
Total cash and cash equivalents	193
Finance receivables and loans, net
Finance receivables and loans, net	4,308
Allowance for loan losses	(94)
Total finance receivables and loans, net	4,214
Other assets	1,506
Total assets	$5,913
Liabilities
Short-term borrowings	$521
Long-term debt	3,455
Interest payable	117
Accrued expenses and other liabilities	509
Total liabilities	$4,602

(a)	Includes Brazil and our joint venture in China that are being sold to GM Financial.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

December 31, 2012 ($ in millions)	Select Insurance operations (a)	Select Automotive Finance operations (b)	Total held-for-sale operations
Assets
Cash and cash equivalents
Noninterest-bearing	$8	$100	$108
Interest-bearing	119	1,918	2,037
Total cash and cash equivalents	127	2,018	2,145
Investment securities	576	424	1,000
Finance receivables and loans, net
Finance receivables and loans, net	—	25,835	25,835
Allowance for loan losses	—	(208)	(208)
Total finance receivables and loans, net	—	25,627	25,627
Investment in operating leases, net	—	144	144
Premiums receivable and other insurance assets	277	—	277
Other assets	94	2,942	3,036
Impairment on assets of held-for-sale operations	(53)	—	(53)
Total assets	$1,021	$31,155	$32,176
Liabilities
Interest-bearing deposit liabilities	$—	$3,907	$3,907
Short-term borrowings	—	2,800	2,800
Long-term debt	—	13,514	13,514
Interest payable	—	177	177
Unearned insurance premiums and service revenue	506	—	506
Accrued expenses and other liabilities	297	1,498	1,795
Total liabilities	$803	$21,896	$22,699

(a)	Includes our U.K.-based operations and ABA Seguros.

(b)	Includes our Canadian operations sold to Royal Bank of Canada and international entities being sold to GM Financial.
Recurring Fair Value
There were no assets or liabilities for our held-for-sale operations measured at fair value on a recurring basis as of September 30, 2013. The December 31, 2012 balances can be found on the Consolidated Financial Statements in our 2012 Annual Report. Refer to Note 22 for descriptions of valuation methodologies used to measure material assets at fair value and details of the valuation models, key inputs to these models, and significant assumptions used.
3.     Other Income, Net of Losses
Details of other income, net of losses, were as follows.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2013	2012	2013	2012
Late charges and other administrative fees	$25	$24	$71	$66
Fair value adjustment on derivatives (a)	21	(2)	31	(36)
Remarketing fees	20	15	59	47
Mortgage processing fees and other mortgage income	—	105	81	335
Other, net	27	27	82	111
Total other income, net of losses	$93	$169	$324	$523

(a)	Refer to Note 20 for a description of derivative instruments and hedging activities.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

4.     Other Operating Expenses
Details of other operating expenses were as follows.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2013	2012	2013	2012
Insurance commissions	$93	$93	$278	$286
Technology and communications	87	68	250	237
Professional services	38	43	140	113
Advertising and marketing	33	37	96	104
Lease and loan administration	29	89	141	200
Regulatory and licensing fees	25	30	87	94
Mortgage representation and warranty obligation, net (a)	22	30	103	171
Premises and equipment depreciation	20	20	61	56
Vehicle remarketing and repossession	15	11	42	39
Occupancy	12	12	34	38
Other	58	65	161	166
Total other operating expenses	$432	$498	$1,393	$1,504

(a)	Refer to Note 26 for further details on representation and warranty obligation.
5.     Investment Securities
Our portfolio of securities includes bonds, equity securities, asset- and mortgage-backed securities, notes, interests in securitization trusts, and other investments. The cost, fair value, and gross unrealized gains and losses on available-for-sale securities were as follows:

	September 30, 2013				December 31, 2012
	Amortized cost	Gross unrealized		Fair value	Amortized cost	Gross unrealized		Fair value
($ in millions)		gains	losses			gains	losses
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$2,075	$1	$(54)	$2,022	$2,212	$3	$(1)	$2,214
U.S. States and political subdivisions	178	1	—	179	—	—	—	—
Foreign government	299	4	(3)	300	295	8	—	303
Mortgage-backed residential (a)	11,444	78	(316)	11,206	6,779	130	(3)	6,906
Mortgage-backed commercial	20	—	—	20	—	—	—	—
Asset-backed	2,251	17	(3)	2,265	2,309	32	(1)	2,340
Corporate debt	1,047	20	(9)	1,058	1,209	57	(3)	1,263
Total debt securities	17,314	121	(385)	17,050	12,804	230	(8)	13,026
Equity securities	929	32	(44)	917	1,193	32	(73)	1,152
Total available-for-sale securities (b)	$18,243	$153	$(429)	$17,967	$13,997	$262	$(81)	$14,178

(a)	Residential mortgage-backed securities include agency-backed bonds totaling $8,702 million and $4,983 million at September 30, 2013, and December 31, 2012, respectively.

(b)
Certain entities related to our Insurance operations are required to deposit securities with state regulatory authorities. These deposited securities totaled $15 million and $15 million at September 30, 2013, and December 31, 2012, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The maturity distribution of available-for-sale debt securities outstanding is summarized in the following tables. Prepayments may cause actual maturities to differ from scheduled maturities.

	Total		Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years (a)
($ in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
September 30, 2013
Fair value of available-for-sale debt securities (b)
U.S. Treasury and federal agencies	$2,022	0.9%	$588	0.1%	$505	1.2%	$929	1.3%	$—	—%
U.S. States and political subdivisions	179	3.4	—	—	—	—	86	2.6	93	4.2
Foreign government	300	3.5	5	6.1	111	3.8	179	3.3	5	4.1
Mortgage-backed residential	11,206	2.7	—	—	—	—	101	2.1	11,105	2.7
Mortgage-backed commercial	20	1.3	—	—	—	—	—	—	20	1.3
Asset-backed	2,265	1.9	—	—	1,580	1.9	540	1.9	145	2.5
Corporate debt	1,058	4.3	16	5.1	511	3.3	449	5.1	82	5.7
Total available-for-sale debt securities	$17,050	2.5	$609	0.2	$2,707	2.1	$2,284	2.4	$11,450	2.7
Amortized cost of available-for-sale debt securities	$17,314		$609		$2,694		$2,323		$11,688
December 31, 2012
Fair value of available-for-sale debt securities (b)
U.S. Treasury and federal agencies	$2,214	0.9%	$422	—%	$682	0.7%	$1,110	1.4%	$—	—%
Foreign government	303	2.5	1	2.2	136	1.8	166	3.0	—	—
Mortgage-backed residential	6,906	2.7	—	—	—	—	35	4.3	6,871	2.7
Asset-backed	2,340	2.1	—	—	1,543	2.0	510	1.7	287	3.3
Corporate debt	1,263	5.1	9	3.2	560	4.0	596	6.0	98	5.8
Total available-for-sale debt securities	$13,026	2.4	$432	0.1	$2,921	2.0	$2,417	2.6	$7,256	2.6
Amortized cost of available-for-sale debt securities	$12,804		$431		$2,880		$2,369		$7,124

(a)	Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment options.

(b)	Yields on tax-exempt obligations are computed on a tax-equivalent basis.
The balances of cash equivalents were $3.2 billion and $3.4 billion at September 30, 2013, and December 31, 2012, respectively, and were composed primarily of money market accounts and short-term securities, including U.S. Treasury bills.
The following table presents gross gains and losses realized upon the sales of available-for-sale securities and other-than-temporary impairment.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2013	2012	2013	2012
Gross realized gains	$59	$52	$196	$217
Gross realized losses	(7)	(19)	(21)	(31)
Other-than-temporary impairment	(11)	(56)	(19)	(56)
Other gain (loss) on investments, net	$41	$(23)	$156	$130

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents interest and dividends on available-for-sale securities.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2013	2012	2013	2012
Taxable interest	$79	$58	$210	$197
Taxable dividends	6	6	19	18
Interest and dividends on available-for-sale securities	$85	$64	$229	$215
Certain available-for-sale securities were sold at a loss in 2013 and 2012 as a result of market conditions. The table below summarizes available-for-sale securities in an unrealized loss position in accumulated other comprehensive income. Based on the methodology described below that was applied to these securities, we believe that the unrealized losses relate to factors other than credit losses in the current market environment. As of September 30, 2013, we did not have the intent to sell the debt securities with an unrealized loss position in accumulated other comprehensive income, and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. As of September 30, 2013, we had the ability and intent to hold equity securities with an unrealized loss position in accumulated other comprehensive income. As a result, we believe that the securities with an unrealized loss position in accumulated other comprehensive income are not considered to be other-than-temporarily impaired at September 30, 2013. Refer to Note 1 to the Consolidated Financial Statements in our 2012 Annual Report for additional information related to investment securities and our methodology for evaluating potential other-than-temporary impairments.

	September 30, 2013				December 31, 2012
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
($ in millions)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$1,419	$(54)	$—	$—	$244	$(1)	$—	$—
U.S. States and political subdivisions	32	—	—	—	—	—	—	—
Foreign government	113	(3)	—	—	11	—	—	—
Mortgage-backed	6,688	(316)	3	—	493	(2)	23	(1)
Asset-backed	438	(3)	1	—	143	(1)	1	—
Corporate debt	316	(9)	—	—	120	(2)	15	(1)
Total temporarily impaired debt securities	9,006	(385)	4	—	1,011	(6)	39	(2)
Temporarily impaired equity securities	380	(29)	90	(15)	380	(39)	218	(34)
Total temporarily impaired available-for-sale securities	$9,386	$(414)	$94	$(15)	$1,391	$(45)	$257	$(36)
6.     Loans Held-for-Sale, Net
The composition of loans held-for-sale, net, was as follows.

($ in millions)	September 30, 2013	December 31, 2012
Consumer mortgage
1st Mortgage (fair value elected)	$63	$2,490
Total consumer mortgage	63	2,490
Commercial and industrial
Other	19	86
Total loans held-for-sale (a)	$82	$2,576

(a)
Totals are net of unamortized premiums and discounts and deferred fees and costs. Included in the totals are net unamortized discounts of $56 million at September 30, 2013, and net unamortized premiums of $26 million at December 31, 2012.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table summarizes held-for-sale mortgage loans reported at carrying value by higher-risk loan type.

($ in millions)	September 30, 2013	December 31, 2012
High original loan-to-value (greater than 100%) mortgage loans	$1	$378
Interest-only mortgage loans	1	10
Total higher-risk mortgage loans held-for-sale	$2	$388
7.     Finance Receivables and Loans, Net
The composition of finance receivables and loans, net, reported at carrying value before allowance for loan losses was as follows.

($ in millions)	September 30, 2013	December 31, 2012
Consumer automobile (a)	$56,450	$53,715
Consumer mortgage
1st Mortgage	6,343	7,173
Home equity	2,429	2,648
Total consumer mortgage	8,772	9,821
Commercial
Commercial and industrial
Automobile	25,691	30,270
Mortgage	—	—
Other	1,607	2,697
Commercial real estate
Automobile	2,761	2,552
Mortgage	—	—
Total commercial	30,059	35,519
Total finance receivables and loans (b) (c)	$95,281	$99,055

(a)	Includes $3 million of fair value adjustment for loans in hedge accounting relationships at September 30, 2013. Refer to Note 20 for additional information.

(b)	Totals are net of unearned income, unamortized premiums and discounts, and deferred fees and costs of $695 million and $895 million at September 30, 2013, and December 31, 2012, respectively.

(c)	Includes no international loans at September 30, 2013. Includes $2 million of international consumer automobile loans and $18 million of international commercial other loans at December 31, 2012.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans.

Three months ended September 30, 2013 ($ in millions)	Consumer automobile	Consumer mortgage	Commercial	Total
Allowance at July 1, 2013	$610	$431	$142	$1,183
Charge-offs	(168)	(16)	—	(184)
Recoveries	53	5	—	58
Net charge-offs	(115)	(11)	—	(126)
Provision for loan losses	156	(12)	(3)	141
Other	—	(1)	1	—
Allowance at September 30, 2013	$651	$407	$140	$1,198

Three months ended September 30, 2012 ($ in millions)	Consumer automobile	Consumer mortgage	Commercial	Total
Allowance at July 1, 2012	$778	$472	$177	$1,427
Charge-offs (a)	(158)	(33)	(3)	(194)
Recoveries (b)	62	2	5	69
Net charge-offs	(96)	(31)	2	(125)
Provision for loan losses	99	6	—	105
Other (c)	22	—	(6)	16
Allowance at September 30, 2012	$803	$447	$173	$1,423

(a)	Includes international consumer automobile charge-offs of $47 million.

(b)	Includes international consumer automobile and international commercial recoveries of $21 million and $4 million, respectively.

(c)	Includes provision for loan losses relating to discontinued operations of $11 million.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, 2013 ($ in millions)	Consumer automobile	Consumer mortgage	Commercial	Total
Allowance at January 1, 2013	$575	$452	$143	$1,170
Charge-offs (a)	(443)	(71)	(3)	(517)
Recoveries	155	13	6	174
Net charge-offs	(288)	(58)	3	(343)
Provision for loan losses	355	14	(8)	361
Other	9	(1)	2	10
Allowance at September 30, 2013	$651	$407	$140	$1,198
Allowance for loan losses
Individually evaluated for impairment	$22	$199	$28	$249
Collectively evaluated for impairment	629	208	112	949
Loans acquired with deteriorated credit quality	—	—	—	—
Finance receivables and loans at historical cost
Ending balance	56,450	8,772	30,059	95,281
Individually evaluated for impairment	269	916	251	1,436
Collectively evaluated for impairment	56,170	7,856	29,808	93,834
Loans acquired with deteriorated credit quality	11	—	—	11

(a)	Includes international commercial charge-offs of $1 million.

Nine months ended September 30, 2012 ($ in millions)	Consumer automobile	Consumer mortgage	Commercial	Total
Allowance at January 1, 2012	$766	$516	$221	$1,503
Charge-offs (a)	(424)	(119)	(8)	(551)
Recoveries (b)	184	8	39	231
Net charge-offs	(240)	(111)	31	(320)
Provision for loan losses	200	54	(18)	236
Other (c)	77	(12)	(61)	4
Allowance at September 30, 2012	$803	$447	$173	$1,423
Allowance for loan losses
Individually evaluated for impairment	$10	$172	$38	$220
Collectively evaluated for impairment	789	275	135	1,199
Loans acquired with deteriorated credit quality	4	—	—	4
Finance receivables and loans at historical cost
Ending balance	70,847	9,787	40,625	121,259
Individually evaluated for impairment	97	738	1,662	2,497
Collectively evaluated for impairment	70,710	9,049	38,963	118,722
Loans acquired with deteriorated credit quality	40	—	—	40

(a)	Includes international consumer automobile and international commercial charge-offs of $128 million and $2 million, respectively.

(b)	Includes international consumer automobile and international commercial recoveries of $55 million and $29 million, respectively.

(c)	Includes provision for loan losses relating to discontinued operations of $49 million.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents information about significant sales of finance receivables and loans recorded at historical cost and transfers of finance receivables and loans from held-for-investment to held-for-sale.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2013	2012	2013	2012
Consumer automobile	$—	$—	$—	$1,960
Consumer mortgage	—	—	—	40
Commercial	2	10	47	10
Total sales and transfers	$2	$10	$47	$2,010
The following table presents an analysis of our past due finance receivables and loans, net, recorded at historical cost reported at carrying value before allowance for loan losses.

($ in millions)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total finance receivables and loans
September 30, 2013
Consumer automobile	$1,024	$231	$153	$1,408	$55,042	$56,450
Consumer mortgage
1st Mortgage	64	22	123	209	6,134	6,343
Home equity	17	5	12	34	2,395	2,429
Total consumer mortgage	81	27	135	243	8,529	8,772
Commercial
Commercial and industrial
Automobile	14	11	15	40	25,651	25,691
Mortgage	—	—	—	—	—	—
Other	—	—	—	—	1,607	1,607
Commercial real estate
Automobile	—	7	7	14	2,747	2,761
Mortgage	—	—	—	—	—	—
Total commercial	14	18	22	54	30,005	30,059
Total consumer and commercial	$1,119	$276	$310	$1,705	$93,576	$95,281
December 31, 2012
Consumer automobile	$920	$213	$138	$1,271	$52,444	$53,715
Consumer mortgage
1st Mortgage	66	37	156	259	6,914	7,173
Home equity	15	6	18	39	2,609	2,648
Total consumer mortgage	81	43	174	298	9,523	9,821
Commercial
Commercial and industrial
Automobile	—	—	16	16	30,254	30,270
Mortgage	—	—	—	—	—	—
Other	—	—	1	1	2,696	2,697
Commercial real estate
Automobile	—	—	8	8	2,544	2,552
Mortgage	—	—	—	—	—	—
Total commercial	—	—	25	25	35,494	35,519
Total consumer and commercial	$1,001	$256	$337	$1,594	$97,461	$99,055

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents the carrying value before allowance for loan losses of our finance receivables and loans recorded at historical cost on nonaccrual status.

($ in millions)	September 30, 2013	December 31, 2012
Consumer automobile	$306	$260
Consumer mortgage
1st Mortgage	197	342
Home equity	29	40
Total consumer mortgage	226	382
Commercial
Commercial and industrial
Automobile	140	146
Mortgage	—	—
Other	84	33
Commercial real estate
Automobile	27	37
Mortgage	—	—
Total commercial	251	216
Total consumer and commercial finance receivables and loans	$783	$858
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

	September 30, 2013			December 31, 2012
($ in millions)	Performing	Nonperforming	Total	Performing	Nonperforming	Total
Consumer automobile	$56,144	$306	$56,450	$53,455	$260	$53,715
Consumer mortgage
1st Mortgage	6,146	197	6,343	6,831	342	7,173
Home equity	2,400	29	2,429	2,608	40	2,648
Total consumer mortgage	$8,546	$226	$8,772	$9,439	$382	$9,821

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents pass and criticized credit quality indicators based on regulatory definitions for our commercial finance receivables and loans recorded at historical cost reported at carrying value before allowance for loan losses.

	September 30, 2013			December 31, 2012
($ in millions)	Pass	Criticized (a)	Total	Pass	Criticized (a)	Total
Commercial
Commercial and industrial
Automobile	$24,446	$1,245	$25,691	$28,978	$1,292	$30,270
Mortgage	—	—	—	—	—	—
Other	1,312	295	1,607	2,417	280	2,697
Commercial real estate
Automobile	2,676	85	2,761	2,440	112	2,552
Mortgage	—	—	—	—	—	—
Total commercial	$28,434	$1,625	$30,059	$33,835	$1,684	$35,519

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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents information about our impaired finance receivables and loans recorded at historical cost.

($ in millions)	Unpaid principal balance	Carrying value before allowance	Impaired with no allowance	Impaired with an allowance	Allowance for impaired loans
September 30, 2013
Consumer automobile	$269	$269	$—	$269	$22
Consumer mortgage
1st Mortgage	779	772	124	648	145
Home equity	143	144	1	143	54
Total consumer mortgage	922	916	125	791	199
Commercial
Commercial and industrial
Automobile	140	140	49	91	15
Mortgage	—	—	—	—	—
Other	84	84	10	74	11
Commercial real estate
Automobile	27	27	6	21	2
Mortgage	—	—	—	—	—
Total commercial	251	251	65	186	28
Total consumer and commercial finance receivables and loans	$1,442	$1,436	$190	$1,246	$249
December 31, 2012
Consumer automobile	$260	$260	$90	$170	$16
Consumer mortgage
1st Mortgage	811	725	123	602	137
Home equity	147	148	1	147	49
Total consumer mortgage	958	873	124	749	186
Commercial
Commercial and industrial
Automobile	146	146	54	92	7
Mortgage	—	—	—	—	—
Other	33	33	9	24	7
Commercial real estate
Automobile	37	37	9	28	12
Mortgage	—	—	—	—	—
Total commercial	216	216	72	144	26
Total consumer and commercial finance receivables and loans	$1,434	$1,349	$286	$1,063	$228

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following tables present average balance and interest income for our impaired finance receivables and loans.

	2013		2012
Three months ended September 30, ($ in millions)	Average balance	Interest income	Average balance	Interest income
Consumer automobile	$275	$5	$97	$2
Consumer mortgage
1st Mortgage	778	6	628	10
Home equity	146	1	91	1
Total consumer mortgage	924	7	719	11
Commercial
Commercial and industrial
Automobile	163	2	229	4
Mortgage	—	—	—	—
Other	84	—	37	—
Commercial real estate
Automobile	29	—	51	1
Mortgage	—	—	—	—
Total commercial	276	2	317	5
Total consumer and commercial finance receivables and loans	$1,475	$14	$1,133	$18

	2013		2012
Nine months ended September 30, ($ in millions)	Average balance	Interest income	Average balance	Interest income
Consumer automobile	$274	$14	$91	$7
Consumer mortgage
1st Mortgage	764	18	574	21
Home equity	141	4	95	3
Total consumer mortgage	905	22	669	24
Commercial
Commercial and industrial
Automobile	160	5	212	9
Mortgage	—	—	6	—
Other	69	1	32	5
Commercial real estate
Automobile	33	1	57	2
Mortgage	—	—	7	—
Total commercial	262	7	314	16
Total consumer and commercial finance receivables and loans	$1,441	$43	$1,074	$47
Troubled Debt Restructurings
Troubled debt restructurings (TDRs) are loan modifications where concessions were granted to borrowers experiencing financial difficulties. Numerous initiatives are in place to provide support to our mortgage customers in financial distress, including principal forgiveness, maturity extensions, delinquent interest capitalization, and changes to contractual interest rates. Additionally for automobile loans, we may offer several types of assistance to aid our customers including extension of the loan maturity date and rewriting the loan terms. Total TDRs recorded at historical cost and reported at carrying value before allowance for loan losses were $1.3 billion and $1.2 billion at September 30, 2013, and December 31, 2012, respectively. Refer to Note 1 to the Consolidated Financial Statements in our 2012 Annual Report for additional information.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents information related to finance receivables and loans recorded at historical cost modified in connection with a TDR during the period.

	2013 (a)			2012
Three months ended September 30, ($ in millions)	Number of loans	Pre-modification carrying value before allowance	Post-modification carrying value before allowance	Number of loans	Pre-modification carrying value before allowance	Post-modification carrying value before allowance
Consumer automobile	4,610	$69	$57	1,207	$14	$14
Consumer mortgage
1st Mortgage	88	31	31	218	74	59
Home equity	33	2	1	85	5	5
Total consumer mortgage	121	33	32	303	79	64
Commercial
Commercial and industrial
Automobile	2	5	5	3	7	7
Mortgage	—	—	—	—	—	—
Other	1	27	27	—	—	—
Commercial real estate
Automobile	1	7	7	1	2	2
Mortgage	—	—	—	—	—	—
Total commercial	4	39	39	4	9	9
Total consumer and commercial finance receivables and loans	4,735	$141	$128	1,514	$102	$87

(a)	Due to recent industry practice, bankruptcy loans that have not been reaffirmed have been included within our TDR population beginning in the fourth quarter of 2012.

	2013 (a)			2012
Nine months ended September 30, ($ in millions)	Number of loans	Pre-modification carrying value before allowance	Post-modification carrying value before allowance	Number of loans	Pre-modification carrying value before allowance	Post-modification carrying value before allowance
Consumer automobile	14,309	$216	$182	5,979	$72	$72
Consumer mortgage
1st Mortgage	706	238	196	1,140	333	247
Home equity	147	8	7	312	18	17
Total consumer mortgage	853	246	203	1,452	351	264
Commercial
Commercial and industrial
Automobile	8	37	37	9	15	15
Mortgage	—	—	—	—	—	—
Other	4	80	78	—	—	—
Commercial real estate
Automobile	5	20	20	5	11	10
Mortgage	—	—	—	—	—	—
Total commercial	17	137	135	14	26	25
Total consumer and commercial finance receivables and loans	15,179	$599	$520	7,445	$449	$361

(a)	Due to recent industry practice, bankruptcy loans that have not been reaffirmed have been included within our TDR population beginning in the fourth quarter of 2012.

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

	2013 (a)			2012
Three months ended September 30, ($ in millions)	Number of loans	Carrying value before allowance	Charge-off amount	Number of loans	Carrying value before allowance	Charge-off amount
Consumer automobile	1,562	$19	$9	145	$2	$—
Consumer mortgage
1st Mortgage	4	2	—	5	1	—
Home equity	—	—	—	12	1	1
Total consumer mortgage	4	2	—	17	2	1
Commercial
Commercial and industrial
Automobile	—	—	—	—	—	—
Commercial real estate
Automobile	—	—	—	—	—	—
Total commercial	—	—	—	—	—	—
Total consumer and commercial finance receivables and loans	1,566	$21	$9	162	$4	$1

(a)	Due to recent industry practice, bankruptcy loans that have not been reaffirmed have been included within our TDR population beginning in the fourth quarter of 2012.

	2013 (a)			2012
Nine months ended September 30, ($ in millions)	Number of loans	Carrying value before allowance	Charge-off amount	Number of loans	Carrying value before allowance	Charge-off amount
Consumer automobile	4,309	$53	$26	514	$5	$2
Consumer mortgage
1st Mortgage	14	4	—	17	4	1
Home equity	2	—	—	25	2	2
Total consumer mortgage	16	4	—	42	6	3
Commercial
Commercial and industrial
Automobile	—	—	—	4	3	—
Commercial real estate
Automobile	—	—	—	1	2	—
Total commercial	—	—	—	5	5	—
Total consumer and commercial finance receivables and loans	4,325	$57	$26	561	$16	$5

(a)	Due to recent industry practice, bankruptcy loans that have not been reaffirmed have been included within our TDR population beginning in the fourth quarter of 2012.
At both September 30, 2013, and December 31, 2012, commercial commitments to lend additional funds to debtors owing receivables whose terms had been modified in a TDR were $25 million.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Higher-Risk Mortgage Concentration Risk
The following table summarizes held-for-investment mortgage finance receivables and loans recorded at historical cost and reported at carrying value before allowance for loan losses by higher-risk loan type.

($ in millions)	September 30, 2013	December 31, 2012
Interest-only mortgage loans (a)	$1,600	$2,063
Below-market rate (teaser) mortgages	168	192
Total higher-risk mortgage finance receivables and loans	$1,768	$2,255

(a)	The majority of the interest-only mortgage loans are expected to start principal amortization in 2015 or beyond.
8.     Investment in Operating Leases, Net
Investments in operating leases were as follows.

($ in millions)	September 30, 2013	December 31, 2012
Vehicles and other equipment	$20,510	$16,009
Accumulated depreciation	(3,256)	(2,459)
Investment in operating leases, net	$17,254	$13,550
Depreciation expense on operating lease assets includes remarketing gains and losses recognized on the sale of operating lease assets. The following summarizes the components of depreciation expense on operating lease assets.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2013	2012	2013	2012
Depreciation expense on operating lease assets (excluding remarketing gains)	$610	$400	$1,699	$1,087
Remarketing gains, net	(95)	(34)	(250)	(81)
Depreciation expense on operating lease assets	$515	$366	$1,449	$1,006
9.    Securitizations and Variable Interest Entities
Overview
We are involved in several types of securitization and financing transactions that utilize special-purpose entities (SPEs). An SPE is an entity that is designed to fulfill a specified limited need of the sponsor. Our principal use of SPEs is to obtain liquidity by securitizing certain of our financial assets and operating lease assets.
The SPEs involved in our securitization and other financing transactions are generally considered variable interest entities (VIEs). VIEs are entities that have either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support or whose equity investors lack the ability to control the entity's activities.
Due to the deconsolidation of ResCap, our mortgage securitization activity and involvement with certain mortgage-related VIEs has substantially decreased. Refer to Note 1 for additional information related to ResCap. We no longer securitize consumer mortgage loans through transactions involving the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac), the Government National Mortgage Association (Ginnie Mae), or through private-label mortgage securitizations. Accordingly, the discussion below represents our current involvement with variable interest entities as of September 30, 2013, except where otherwise stated or where comparative information is presented.
Securitizations
We provide a wide range of consumer and commercial automobile loans, operating leases, and commercial loans to a diverse customer base. We often securitize these loans (also referred to as financial assets) and leases through the use of securitization entities, which may or may not be consolidated on our Condensed Consolidated Balance Sheet. We securitize consumer and commercial automobile loans, operating leases, and other commercial loans through private-label securitizations.
In executing a securitization transaction, we typically sell pools of leases and financial assets to a wholly owned, bankruptcy-remote SPE, which then transfers the leases and financial assets to a separate, transaction-specific securitization entity for cash, servicing rights, and in some transactions, other retained interests. The securitization entity is funded through the issuance of beneficial interests in the securitized financial assets. The beneficial interests take the form of either notes or trust certificates, which are sold to investors and/or retained by us. These beneficial interests are collateralized by the transferred leases and loans and entitle the investors to specified cash flows generated from

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

the underlying securitized assets. In addition to providing a source of liquidity and cost-efficient funding, securitizing these leases and financial assets also reduces our credit exposure to the borrowers beyond any economic interest we may retain.
Each securitization is governed by various legal documents that limit and specify the activities of the securitization entity. The securitization entity is generally allowed to acquire the loans, to issue beneficial interests to investors to fund the acquisition of the loans, and to enter into derivatives or other yield maintenance contracts to hedge or mitigate certain risks related to the financial assets or beneficial interests of the entity. A servicer, who is generally us, is appointed pursuant to the underlying legal documents to service the assets the securitization entity holds and the beneficial interests it issues. Servicing functions include, but are not limited to, general collection activity on current and noncurrent accounts, loss mitigation efforts including repossession and sale of collateral, as well as advancing principal and interest payments before collecting them from individual borrowers. Our servicing responsibilities, which constitute continued involvement in the transferred financial assets, consist of primary servicing (i.e., servicing the underlying transferred financial assets) and master servicing (i.e., servicing the beneficial interests that result from the securitization transactions).
In private-label securitizations, cash flows from the assets initially transferred into the securitization entity represent the sole source for payment of distributions on the beneficial interests issued by the securitization entity and for payments to the parties that perform services for the securitization entity, such as the servicer or the trustee. In certain securitization transactions, a liquidity facility may exist to provide temporary liquidity to the entity. The liquidity provider generally is reimbursed prior to other parties in subsequent distribution periods.
We typically hold retained beneficial interests in our securitizations, which may represent a form of significant continuing economic interest. These retained interests include, but are not limited to, senior or subordinate asset-backed securities and residuals; and other residual interests. Certain of these retained interests provide credit enhancement to the trust as they may absorb credit losses or other cash shortfalls. Additionally, the securitization agreements may require cash flows to be directed away from certain of our retained interests due to specific over-collateralization requirements, which may or may not be performance-driven.
We generally hold certain conditional repurchase options specific to securitizations that allow us to repurchase assets from the securitization entity. The majority of the securitizations provide us, as servicer, with a call option that allows us to repurchase the remaining transferred financial assets or outstanding beneficial interests at our discretion once the asset pool reaches a predefined level, which represents the point where servicing becomes burdensome (a clean-up call option). The repurchase price is typically the par amount of the loans plus accrued interest. Additionally, we may hold other conditional repurchase options that allow us to repurchase a transferred financial asset if certain events outside our control occur. The typical conditional repurchase option is a delinquent loan repurchase option that gives us the option to purchase the loan or contract if it exceeds a certain prespecified delinquency level. We generally have discretion regarding when or if we will exercise these options, but we would do so only when it is in our best interest.
Other than our customary representation and warranty provisions, these securitizations are nonrecourse to us, thereby transferring the risk of future credit losses to the extent the beneficial interests in the securitization entities are held by third parties. Representation and warranty provisions generally require us to repurchase loans or indemnify the investor or other party for incurred losses to the extent it is determined that the loans were ineligible or were otherwise defective at the time of sale. Refer to Note 26 for detail on representation and warranty provisions. We did not provide any noncontractual financial support to any of these entities during the nine months ended September 30, 2013 or 2012.
Consolidation of Variable Interest Entities
The determination of whether the assets and liabilities of the VIEs are consolidated on our balance sheet (also referred to as on-balance sheet) or not consolidated on our balance sheet (also referred to as off-balance sheet) depends on the terms of the related transaction and our continuing involvement (if any) with the VIE. We are deemed the primary beneficiary and therefore consolidate VIEs for which we have both (a) the power, through voting rights or similar rights, to direct the activities that most significantly impact the VIE's economic performance, and (b) a variable interest (or variable interests) that (i) obligates us to absorb losses that could potentially be significant to the VIE and/or (ii) provides us the right to receive residual returns of the VIE that could potentially be significant to the VIE. We determine whether we hold a significant variable interest in a VIE based on a consideration of both qualitative and quantitative factors regarding the nature, size, and form of our involvement with the VIE. We assess whether we are the primary beneficiary of a VIE on an ongoing basis.
We are generally determined to be the primary beneficiary in VIEs established for our securitization activities when we have a controlling financial interest in the VIE, primarily due to our servicing activities, and because we hold a significant beneficial interest in the VIE. The consolidated VIEs included in the Condensed Consolidated Balance Sheet represent separate entities with which we are involved. The third-party investors in the obligations of consolidated VIEs have legal recourse only to the assets of the VIEs and do not have such recourse to us, except for the customary representation and warranty provisions or when we are the counterparty to certain derivative transactions involving the VIE. In addition, the cash flows from the assets are restricted only to pay such liabilities. Thus, our economic exposure to loss from outstanding third-party financing related to consolidated VIEs is significantly less than the carrying value of the consolidated VIE assets. All assets of consolidated VIEs, presented below based upon the legal transfer of the underlying assets in order to reflect legal ownership, are restricted for the benefit of the beneficial interest holders. Refer to Note 22 for discussion of the assets and liabilities for which the fair value option has been elected.
The nature, purpose, and activities of nonconsolidated securitization entities are similar to those of our consolidated securitization entities with the primary difference being the nature and extent of our continuing involvement. We are generally not determined to be the primary beneficiary in VIEs established for our securitization activities when we either do not hold potentially significant variable interests or

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

do not provide servicing or asset management functions for the financial assets held by the securitization entity. Additionally, to qualify for off-balance sheet treatment, transfers of financial assets must meet appropriate sale accounting conditions. For nonconsolidated securitization entities, the transferred financial assets are removed from our balance sheet provided the conditions for sale accounting are met. The financial assets obtained from the securitization are primarily reported as cash, servicing rights, or retained interests (if applicable). Typically, we conclude that the fee we are paid for servicing consumer automobile finance receivables represents adequate compensation, and consequently, we do not recognize a servicing asset or liability. Liabilities incurred as part of these securitization transactions, such as representation and warranty provisions, are recorded at fair value at the time of sale and are reported as accrued expenses and other liabilities on our Condensed Consolidated Balance Sheet. Upon the sale of the loans, we recognize a gain or loss on sale for the difference between the assets recognized, the assets derecognized, and the liabilities recognized as part of the transaction.
The pretax gains recognized on financial assets sold into nonconsolidated securitization and similar asset-backed financing entities for consumer mortgage - GSEs were $0 and $112 million for the three months and nine months ended September 30, 2013, respectively compared to $19 million and $71 million for the same periods in 2012, respectively. There were no pretax gains recognized for consumer automobile for the three months and nine months ended September 30, 2013, respectively compared to $0 and $6 million for the same periods in 2012, respectively.
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
Our involvement with consolidated and nonconsolidated VIEs in which we hold variable interests is presented below.

($ in millions)	Consolidated involvement with VIEs (a)		Assets of nonconsolidated VIEs (a)		Maximum exposure to loss in nonconsolidated VIEs
September 30, 2013
On-balance sheet variable interest entities
Consumer automobile	$19,144
Commercial automobile	15,157
Commercial other	812
Off-balance sheet variable interest entities
Consumer automobile	—		$1,031		$1,031	(b)
Commercial other	(26)	(c)	—	(d)	58
Total	$35,087		$1,031		$1,089
December 31, 2012
On-balance sheet variable interest entities
Consumer automobile	$28,566
Commercial automobile	23,139
Commercial other	728
Off-balance sheet variable interest entities
Consumer automobile	—		$1,495		$1,495	(b)
Consumer mortgage — other	—		—	(d)	12	(e)
Commercial other	(28)	(c)	—	(d)	85
Total	$52,405		$1,495		$1,592

(a)	Asset values represent the current unpaid principal balance of outstanding consumer and commercial finance receivables, loans, and leases within the VIEs.

(b)
Maximum exposure to loss represents the current unpaid principal balance of outstanding loans based on our customary representation and warranty provisions. This measure is based on the unlikely event that all of the loans have underwriting defects or other defects that trigger a representation and warranty provision and the collateral supporting the loans is worthless. This required disclosure is not an indication of our expected loss.

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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Cash Flows with Off-balance Sheet Variable Interest Entities
The following table summarizes cash flows received and paid related to securitization entities, asset-backed financings, or other similar transfers of financial assets where the transfer is accounted for as a sale and we have a continuing involvement with the transferred assets (e.g., servicing) that were outstanding during the nine months ended September 30, 2013 and 2012. Additionally, this table contains information regarding cash flows received from and paid to nonconsolidated securitization entities that existed during each period.

Nine months ended September 30, ($ in millions)	Consumer automobile	Consumer mortgage GSEs	Consumer mortgage private-label
2013
Cash proceeds from transfers completed during the period	$—	$8,676	$—
Servicing fees	10	68	—
Representations and warranties obligations	—	(65)	—
Other cash flows	—	70	—
2012
Cash proceeds from transfers completed during the period	$1,978	$23,779	$5
Cash flows received on retained interests in securitization entities	—	—	71
Servicing fees	8	560	63
Purchases of previously transferred financial assets	—	(876)	(12)
Representations and warranties obligations	—	(105)	(7)
Other cash flows	—	(91)	255
Delinquencies and Net Credit Losses
The following tables represent on-balance sheet loans held-for-sale and finance receivables and loans, off-balance sheet securitizations, and whole-loan sales where we have continuing involvement. The tables presents quantitative information about delinquencies and net credit losses. Refer to Note 10 for further detail on total serviced assets.

	Total Amount		Amount 60 days or more past due
($ in millions)	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
On-balance sheet loans
Consumer automobile	$56,450	$53,715	$384	$351
Consumer mortgage	8,835	12,311	188	241
Commercial automobile	28,452	32,822	40	24
Commercial mortgage	—	—	—	—
Commercial other	1,626	2,783	—	1
Total on-balance sheet loans	95,363	101,631	612	617
Off-balance sheet securitization entities
Consumer automobile	1,031	1,495	3	4
Consumer mortgage - GSEs (a)	—	119,384	—	1,892
Total off-balance sheet securitization entities	1,031	120,879	3	1,896
Whole-loan transactions (b)	3,589	6,756	82	129
Total	$99,983	$229,266	$697	$2,642

(a)	Decrease due to the sales of agency MSRs. Refer to Note 10 for additional information.

(b)	Whole-loan transactions are not part of a securitization transaction, but represent consumer automobile and consumer mortgage pools of loans sold to third-party investors.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Net credit losses
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2013	2012	2013	2012
On-balance sheet loans
Consumer automobile	$115	$96	$288	$240
Consumer mortgage	11	2	58	12
Commercial automobile	—	2	—	1
Commercial mortgage	—	—	—	(1)
Commercial other	—	(4)	(3)	(31)
Total on-balance sheet loans	126	96	343	221
Off-balance sheet securitization entities
Consumer automobile	1	1	3	1
Consumer mortgage - GSEs (a)	—	n/m	—	n/m
Total off-balance sheet securitization entities	1	1	3	1
Whole-loan transactions	3	1	8	11
Total	$130	$98	$354	$233
n/m = not meaningful

(a)	Anticipated credit losses are not meaningful due to the GSE guarantees.
10.     Servicing Activities
Mortgage Servicing Rights
The following table summarizes past activity related to MSRs, which were carried at fair value. Management estimated fair value using our transaction data and other market data or, in periods when there were limited MSRs market transactions that were directly observable, internally developed discounted cash flow models (an income approach) were used to estimate the fair value. These internal valuation models estimated net cash flows based on internal operating assumptions that we believed would be used by market participants in orderly transactions combined with market-based assumptions for loan prepayment rates, interest rates, and discount rates that we believed approximate yields required by investors in this asset.

Three months ended September 30, ($ in millions)	2013	2012
Estimated fair value at July 1,	$—	$1,105
Additions	—	50
Changes in fair value
Due to changes in valuation inputs or assumptions used in the valuation model	—	(192)
Other changes in fair value	—	(61)
Estimated fair value at September 30,	$—	$902

Nine months ended September 30, ($ in millions)	2013	2012 (a)
Estimated fair value at January 1,	$952	$2,519
Additions	60	167
Sales (b)	(911)	—
Changes in fair value
Due to changes in valuation inputs or assumptions used in the valuation model	(32)	(330)
Other changes in fair value	(69)	(324)
Deconsolidation of ResCap	—	(1,130)
Estimated fair value at September 30,	$—	$902

(a)	Includes activities of our discontinued operations.

(b)	Includes the sales of agency MSRs to Ocwen and Quicken Loans, Inc. (Quicken) on April 1, 2013 and April 16, 2013.
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model included all changes due to a revaluation by a model or by a benchmarking exercise. Other changes in fair value primarily included the accretion of the present value of the

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

discount related to forecasted cash flows and the economic runoff of the portfolio. Refer to Note 1 to the Consolidated Financial Statements in our 2012 Annual Report for additional information regarding our significant assumptions and valuation techniques used in the valuation of mortgage servicing rights.
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
The components of servicing valuation and hedge activities, net, were as follows.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2013	2012	2013	2012
Change in estimated fair value of mortgage servicing rights	$—	$(253)	$(101)	$(538)
Change in fair value of derivative financial instruments	—	387	(112)	612
Servicing asset valuation and hedge activities, net	$—	$134	$(213)	$74
Mortgage Servicing Fees
The components of mortgage servicing fees were as follows.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2013	2012	2013	2012
Contractual servicing fees, net of guarantee fees and including subservicing	$—	$59	$61	$223
Late fees	—	3	1	8
Ancillary fees	—	3	4	9
Total mortgage servicing fees	$—	$65	$66	$240
Mortgage Servicing Advances
Historically, we serviced loans sold to third-party investors. The majority of Ally Bank's on-balance sheet mortgage loans are subserviced by Ocwen, pursuant to a servicing agreement. In connection with the servicing of our on-balance sheet mortgage loans, we make certain payments for property taxes and insurance premiums, and default and property maintenance payments before collecting them from individual borrowers. Servicing advances are priority cash flows in the event of a loan principal reduction or foreclosure and ultimate liquidation of the real estate-owned property. These servicing advances are included in other assets on the Condensed Consolidated Balance Sheet and totaled $11 million and $82 million at September 30, 2013 and December 31, 2012, respectively. We maintained an allowance for uncollected primary servicing advances of $0 and $1 million at September 30, 2013 and December 31, 2012, respectively. Our potential obligation is influenced by the loan’s performance and credit quality.
Mortgage Serviced Assets
Total serviced mortgage assets consist of primary servicing activities. These include loans owned by Ally Bank, where Ally Bank is the primary servicer, and included loans sold to third-party investors, where Ally Bank had retained primary servicing. Loans owned by Ally Bank are categorized as loans held-for-sale or finance receivables and loans, which are discussed in further detail in Note 6 and Note 7, respectively. The loans sold to third-party investors were sold through off-balance sheet GSE securitization transactions.
The unpaid principal balance of our serviced mortgage assets were as follows.

($ in millions)	September 30, 2013	December 31, 2012
On-balance sheet mortgage loans
Held-for-sale and investment	$7,798	$10,938
Off-balance sheet mortgage loans
Loans sold to third-party investors
GSEs	—	119,384
Whole-loan	—	2
Total primary serviced mortgage loans	$7,798	$130,324

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Automobile Finance Servicing Activities
We service consumer automobile contracts. Historically, we have sold a portion of our consumer automobile contracts. With respect to contracts we sell, we retain the right to service and earn a servicing fee for our servicing function. Typically, we conclude that the fee we are paid for servicing consumer automobile finance receivables represents adequate compensation, and consequently, we do not recognize a servicing asset or liability. We recognized automobile servicing fees of $13 million and $48 million during the three months and nine months ended September 30, 2013, respectively, compared to $26 million and $86 million for the three months and nine months ended September 30, 2012, respectively.
Automobile Finance Serviced Assets
The total serviced automobile finance loans outstanding were as follows.

($ in millions)	September 30, 2013	December 31, 2012
On-balance sheet automobile finance loans and leases
Consumer automobile	$56,450	$53,715
Commercial automobile	28,452	32,822
Operating leases	17,254	13,550
Operations held-for-sale	4,308	25,979
Other	52	41
Off-balance sheet automobile finance loans
Loans sold to third-party investors
Securitizations	1,017	1,474
Whole-loan	3,466	6,541
Other (a)	5,437	—
Total serviced automobile finance loans and leases	$116,436	$134,122

(a)	Consists of serviced assets sold in conjunction with the divestiture of our Canadian automotive finance operations.
11.     Other Assets
The components of other assets were as follows.

($ in millions)	September 30, 2013	December 31, 2012
Property and equipment at cost	$691	$693
Accumulated depreciation	(459)	(411)
Net property and equipment	232	282
Deferred tax assets	1,985	1,190
Restricted cash collections for securitization trusts (a)	1,292	2,983
Other accounts receivable	636	525
Cash reserve deposits held-for-securitization trusts (b)	400	442
Unamortized debt issuance costs	349	425
Fair value of derivative contracts in receivable position	300	2,298
Collateral placed with counterparties	222	1,290
Restricted cash and cash equivalents	212	889
Nonmarketable equity securities	184	303
Other assets	1,247	1,281
Total other assets	$7,059	$11,908

(a)	Represents cash collections from customer payments on securitized receivables. These funds are distributed to investors as payments on the related secured debt.

(b)	Represents credit enhancement in the form of cash reserves for various securitization transactions.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

12.     Deposit Liabilities
Deposit liabilities consisted of the following.

($ in millions)	September 30, 2013	December 31, 2012
Deposits
Noninterest-bearing deposits	$66	$1,977
Interest-bearing deposits
Savings and money market checking accounts	19,648	13,871
Certificates of deposit	31,767	31,084
Dealer deposits	550	983
Total deposit liabilities	$52,031	$47,915
Historically, noninterest-bearing deposits primarily represented third-party escrows associated with our mortgage loan-servicing portfolio. See Note 10 for further detail relating to our MSRs sales. The escrow deposits are not subject to an executed agreement and can be withdrawn without penalty at any time. At September 30, 2013, and December 31, 2012, certificates of deposit included $12.9 billion and $12.0 billion, respectively, of certificates of deposit in denominations of $100 thousand or more.
13.    Short-term Borrowings
The following table presents the composition of our short-term borrowings portfolio.

	September 30, 2013			December 31, 2012
($ in millions)	Unsecured	Secured (a)	Total	Unsecured	Secured (a)	Total
Demand notes	$3,199	$—	$3,199	$3,094	$—	$3,094
Bank loans and overdrafts	—	—	—	167	—	167
Federal Home Loan Bank	—	1,750	1,750	—	3,800	3,800
Securities sold under agreements to repurchase	—	566	566	—	—	—
Other (b)	—	500	500	—	400	400
Total short-term borrowings	$3,199	$2,816	$6,015	$3,261	$4,200	$7,461

(a)	Refer to Note 14 for further details on assets restricted as collateral for payment of the related debt.

(b)	Other relates to secured borrowings at our Commercial Finance Group at September 30, 2013 and December 31, 2012.
14.    Long-term Debt
The following tables present the composition of our long-term debt portfolio.

	September 30, 2013			December 31, 2012
($ in millions)	Unsecured	Secured	Total	Unsecured	Secured	Total
Long-term debt
Due within one year	$4,445	$10,586	$15,031	$1,070	$11,503	$12,573
Due after one year (a)	24,291	20,784	45,075	31,486	29,408	60,894
Fair value adjustment	595	—	595	1,094	—	1,094
Total long-term debt	$29,331	$31,370	$60,701	$33,650	$40,911	$74,561

(a)	Includes $2.6 billion and $2.6 billion of trust preferred securities at both September 30, 2013 and December 31, 2012, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents the scheduled remaining maturity of long-term debt, assuming no early redemptions will occur. The actual payment of secured debt may vary based on the payment activity of the related pledged assets.

Year ended December 31, ($ in millions)	2013	2014	2015	2016	2017	2018 and thereafter	Fair value adjustment	Total
Unsecured
Long-term debt	$869	$5,540	$5,129	$2,311	$2,633	$13,910	$595	$30,987
Original issue discount	(71)	(189)	(57)	(64)	(77)	(1,198)	—	(1,656)
Total unsecured	798	5,351	5,072	2,247	2,556	12,712	595	29,331
Secured
Long-term debt	1,808	11,534	8,831	4,983	3,012	1,202	—	31,370
Total long-term debt	$2,606	$16,885	$13,903	$7,230	$5,568	$13,914	$595	$60,701
The following summarizes assets restricted as collateral for the payment of the related debt obligation primarily arising from securitization transactions accounted for as secured borrowings and repurchase agreements.

	September 30, 2013		December 31, 2012
($ in millions)	Total	Ally Bank (a)	Total	Ally Bank (a)
Investment securities	$290	$290	$1,911	$1,911
Mortgage finance receivables and loans	8,852	8,852	9,866	9,866
Consumer automobile finance receivables	21,940	11,583	29,557	14,833
Commercial automobile finance receivables	17,474	17,474	19,606	19,606
Investment in operating leases, net	6,573	3,522	6,058	1,691
Other assets	943	155	999	272
Total assets restricted as collateral (b)	$56,072	$41,876	$67,997	$48,179
Secured debt (c)	$34,186	$22,609	$45,111	$29,162

(a)	Ally Bank is a component of the total column.

(b)
Ally Bank has an advance agreement with the Federal Home Loan Bank of Pittsburgh (FHLB) and had assets pledged to secure borrowings that were restricted as collateral to the FHLB totaling $11.7 billion and $12.6 billion at September 30, 2013, and December 31, 2012, respectively. These assets were composed primarily of consumer and commercial mortgage finance receivables and loans, net. Ally Bank has access to the Federal Reserve Bank Discount Window. Ally Bank had assets pledged and restricted as collateral to the Federal Reserve Bank totaling $3.2 billion and $1.9 billion at September 30, 2013, and December 31, 2012, respectively. These assets were composed of consumer automobile finance receivables and loans, net and investment securities. Availability under these programs is only for the operations of Ally Bank and cannot be used to fund the operations or liabilities of Ally or its subsidiaries.

(c)	Includes $2.8 billion and $4.2 billion of short-term borrowings at September 30, 2013, and December 31, 2012, respectively.
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
Covenants and Other Requirements
In secured funding transactions, there are trigger events that could cause the debt to be prepaid at an accelerated rate or could cause our usage of the credit facility to be discontinued. The triggers are generally based on the financial health and performance of the servicer as well as performance criteria for the pool of receivables, such as delinquency ratios, loss ratios, and commercial payment rates. During the nine months ended September 30, 2013, there were no trigger events that resulted in the repayment of debt at an accelerated rate or impacted the usage of our credit facilities.
From time to time, we may issue debt securities in private offerings, and we may be subject to registration rights agreements related to these issuances. Under these agreements, we generally agree to use reasonable efforts to cause the consummation of a registered exchange offer or to file a shelf registration statement within a prescribed period. If we failed to meet any such obligation, we may be required to pay additional penalty interest with respect to the covered debt during the period in which we fail to meet our contractual obligations.
Funding Facilities
We utilize both committed and other credit facilities. The amounts outstanding under our various funding facilities are included on our Condensed Consolidated Balance Sheet.
As of September 30, 2013, Ally Bank had exclusive access to $3.5 billion of funding capacity from committed credit facilities. Funding programs supported by the Federal Reserve and the FHLB, together with repurchase agreements, complement Ally Bank’s private committed facilities.
The total capacity in our committed funding facilities is provided by banks and other financial institutions through private transactions. The committed secured funding facilities can be revolving in nature and allow for additional funding during the commitment period, or they can be amortizing and not allow for any further funding after the closing date. At September 30, 2013, $24.2 billion of our $27.6 billion of committed capacity was revolving. Our revolving facilities generally have an original tenor ranging from 364 days to two years. As of September 30, 2013, we had $14.5 billion of committed funding capacity from revolving facilities with a remaining tenor greater than 364 days.
Committed Funding Facilities

	Outstanding		Unused Capacity (a)		Total Capacity
($ in billions)	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Bank funding
Secured	$1.7	$3.8	$1.8	$4.7	$3.5	$8.5
Parent funding
Unsecured (b)	—	0.1	—	—	—	0.1
Secured (c) (d) (e)	9.9	22.5	14.2	7.8	24.1	30.3
Total Parent funding	9.9	22.6	14.2	7.8	24.1	30.4
Shared capacity (f) (g)	—	1.1	—	3.0	—	4.1
Total committed facilities	$11.6	$27.5	$16.0	$15.5	$27.6	$43.0

(a)
Funding from committed secured facilities is available on request in the event excess collateral resides in certain facilities or is available to the extent incremental collateral is available and contributed to the facilities.

(b)	Total unsecured parent funding capacity represents committed funding for our discontinued international automobile financing business.

(c)
Total secured parent funding capacity includes committed funding for our discontinued international automobile financing business of $2.8 billion and $12.0 billion as of September 30, 2013 and December 31, 2012, respectively, with outstanding debt of $2.2 billion and $9.6 billion, respectively.

(d)
Total unused capacity includes $0.8 billion and $2.2 billion as of September 30, 2013 and December 31, 2012, respectively, from certain committed funding arrangements that are generally reliant upon the origination of future automotive receivables and that are available in 2013.

(e)	Includes the secured facilities of our Commercial Finance Group.

(f)	Funding is generally available for assets originated by Ally Bank or the parent company, Ally Financial Inc.

(g)	Total shared facilities includes committed funding for our discontinued international automobile financing business of $0.1 billion as of December 31, 2012, with outstanding debt of $0.1 billion.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Other Funding Facilities

	Outstanding		Unused Capacity		Total Capacity
($ in billions)	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Bank funding
Secured
Federal Reserve funding programs	$—	$—	$1.9	$1.8	$1.9	$1.8
FHLB advances	2.8	4.8	2.9	0.4	5.7	5.2
Total bank funding	2.8	4.8	4.8	2.2	7.6	7.0
Parent funding
Unsecured	1.3	2.1	—	0.4	1.3	2.5
Secured	—	0.1	—	0.1	—	0.2
Total parent funding (a)	1.3	2.2	—	0.5	1.3	2.7
Total other facilities	$4.1	$7.0	$4.8	$2.7	$8.9	$9.7

(a)	Total parent funding capacity represents funding for our discontinued international automobile financing business.
15.    Accrued Expenses and Other Liabilities
The components of accrued expenses and other liabilities were as follows.

($ in millions)	September 30, 2013	December 31, 2012
Accrual related to ResCap Settlement (a)	$1,950	$750
Accounts payable	513	565
Employee compensation and benefits	462	494
Reserves for insurance losses and loss adjustment expenses	299	341
Fair value of derivative contracts in payable position	228	2,468
Collateral received from counterparties	125	941
Other liabilities (b)	1,259	1,026
Total accrued expenses and other liabilities	$4,836	$6,585

(a)	Refer to Note 1 for more information regarding the Debtors' bankruptcy, deconsolidation, and this accrual.

(b)
Includes $150 million and $0 accrual for insurance proceeds to be contributed to the ResCap estate at September 30, 2013 and December 31, 2012, respectively. Refer to Note 1 for more information regarding the Debtors' bankruptcy, deconsolidation, and this accrual.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

16.    Equity
The following table summarizes information about our Series F-2, Series A, and Series G preferred stock.

	September 30, 2013	December 31, 2012
Mandatorily convertible preferred stock held by U.S. Department of Treasury
Series F-2 preferred stock (a)
Carrying value ($ in millions)	$5,685	$5,685
Par value (per share)	0.01	0.01
Liquidation preference (per share)	50	50
Number of shares authorized	228,750,000	228,750,000
Number of shares issued and outstanding	118,750,000	118,750,000
Dividend/coupon	9%	9%
Redemption/call feature	Perpetual (b)	Perpetual (b)
Preferred stock
Series A preferred stock
Carrying value ($ in millions)	$1,021	$1,021
Par value (per share)	0.01	0.01
Liquidation preference (per share)	25	25
Number of shares authorized	160,870,560	160,870,560
Number of shares issued and outstanding	40,870,560	40,870,560
Dividend/coupon
Prior to May 15, 2016	8.5%	8.5%
On and after May 15, 2016	Three month LIBOR + 6.243%	Three month LIBOR + 6.243%
Redemption/call feature	Perpetual (c)	Perpetual (c)
Series G preferred stock (d)
Carrying value ($ in millions)	$234	$234
Par value (per share)	0.01	0.01
Liquidation preference (per share)	1,000	1,000
Number of shares authorized	2,576,601	2,576,601
Number of shares issued and outstanding	2,576,601	2,576,601
Dividend/coupon	7%	7%
Redemption/call feature	Perpetual (e)	Perpetual (e)

(a)	Mandatorily convertible to common equity on December 30, 2016 at a conversion rate of 0.00432 common shares for each preferred share, which equates to a common share value of $11,574.

(b)	Convertible prior to mandatory conversion date either with consent of Treasury or in the event the Federal Reserve compels a conversion.

(c)	Nonredeemable prior to May 15, 2016.

(d)
Pursuant to a registration rights agreement, we are required to maintain an effective shelf registration statement. In the event we fail to meet this obligation, we may be required to pay additional interest to the holders of the Series G Preferred Stock.

(e)	Redeemable beginning at December 31, 2011.
On August 19, 2013, we entered into investment agreements with certain accredited investors, to issue and sell in a private placement an aggregate of 166,667 shares of our common stock, $0.01 par value per share, at an aggregate price of $1 billion. The completion of the private placement is subject to certain conditions, including, among others, receipt of the non-objection of the Board of Governors of the Federal Reserve System to our resubmitted capital plan under the Comprehensive Capital Analysis and Review 2013, the repurchase by Ally of all of our outstanding shares of Series F-2 preferred stock, and the elimination or relinquishment of any right of the holder of Series F-2 preferred stock to receive additional shares of common stock in certain circumstances pursuant to Section 6(a)(i)(B) of the certificate of designations of the Series F-2 preferred stock. Further, the investment agreements may be terminated if the investments are not consummated by November 30, 2013.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

17.    Accumulated Other Comprehensive Income (Loss)
The following table presents changes, net of tax, in each component of accumulated other comprehensive income (loss).

($ in millions)	Unrealized gains (losses) on investment securities	Translation adjustments and net investment hedges	Cash flow hedges	Defined benefit pension plans	Accumulated other comprehensive income (loss)
Balance at December 31, 2012	$76	$368	$2	$(135)	$311
2013 net change	(323)	(216)	3	42	(494)
Balance at September 30, 2013	$(247)	$152	$5	$(93)	$(183)
The following tables present the before- and after-tax changes in each component of accumulated other comprehensive income (loss).

Three months ended September 30, 2013 ($ in millions)	Before Tax		Tax Effect	After Tax
Unrealized gains on investment securities
Net unrealized gains arising during the period	$46		$7	$53
Less: Net realized gains reclassified to income from continuing operations	41	(a)	—	41
Net change	5		7	12
Translation adjustments
Net unrealized gains arising during the period	5		(2)	3
Net investment hedges
Net unrealized losses arising during the period	(14)		6	(8)
Cash flow hedges
Net unrealized losses arising during the period	(4)		1	(3)
Other comprehensive loss (income)	$(8)		$12	$4

(a)	Includes gains reclassified to other gain on investments, net in our Condensed Consolidated Statement of Comprehensive Income.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, 2013 ($ in millions)	Before Tax		Tax Effect		After Tax
Unrealized losses on investment securities
Net unrealized losses arising during the period	$(289)		$128		$(161)
Less: Net realized gains reclassified to income from continuing operations	156	(a)	(2)	(b)	154
Less: Net realized gains reclassified to income from discontinued operations, net of tax	10		(2)		8
Net change	(455)		132		(323)
Translation adjustments
Net unrealized losses arising during the period	(98)		21		(77)
Less: Net realized gains reclassified to income from discontinued operations, net of tax	345		2		347
Net change	(443)		19		(424)
Net investment hedges
Net unrealized gains arising during the period	52		(19)		33
Less: Net realized losses reclassified to income from discontinued operations, net of tax	(261)		86		(175)
Net change	313		(105)		208
Cash flow hedges
Net unrealized losses arising during the period	(1)		—		(1)
Less: Net realized losses reclassified to income from continuing operations	(7)	(c)	3	(b)	(4)
Net change	6		(3)		3
Defined benefit pension plans
Net unrealized gains, prior service costs, and transition obligation arising during the period	2		—		2
Less: Net losses, prior service costs, and transition obligations reclassified to income from continuing operations	(2)	(d)	—		(2)
Less: Net losses, prior service costs, and transition obligations reclassified to income from discontinued operations, net of tax	(49)		11		(38)
Net change	53		(11)		42
Other comprehensive loss	$(526)		$32		$(494)

(a)	Includes gains reclassified to other gain on investments, net in our Condensed Consolidated Statement of Comprehensive Income.

(b)	Includes amounts reclassified to income tax (benefit) expense from continuing operations in our Condensed Consolidated Statement of Comprehensive Income.

(c)	Includes losses reclassified to interest on long-term debt in our Condensed Consolidated Statement of Comprehensive Income.

(d)	Includes losses reclassified to compensation and benefits expense in our Condensed Consolidated Statement of Comprehensive Income.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

18.    Earnings per Common Share
The following table presents the calculation of basic and diluted earnings per common share.

	Three months ended September 30,		Nine months ended September 30,
($ in millions except per share data)	2013	2012	2013	2012
Net income from continuing operations	$177	$251	$337	$436
Preferred stock dividends — U.S. Department of Treasury	(134)	(134)	(401)	(401)
Preferred stock dividends	(67)	(67)	(200)	(200)
Net (loss) income from continuing operations attributable to common shareholders	(24)	50	(264)	(165)
(Loss) income from discontinued operations, net of tax	(86)	133	(80)	(640)
Net (loss) income attributable to common shareholders	$(110)	$183	$(344)	$(805)
Basic weighted-average common shares outstanding	1,330,970	1,330,970	1,330,970	1,330,970
Diluted weighted-average common shares outstanding (a)	1,330,970	1,330,970	1,330,970	1,330,970
Basic earnings per common share
Net (loss) income from continuing operations	$(18)	$38	$(199)	$(124)
(Loss) income from discontinued operations, net of tax	(64)	100	(60)	(481)
Net (loss) income	$(82)	$138	$(259)	$(605)
Diluted earnings per common share (a)
Net (loss) income from continuing operations	$(18)	$38	$(199)	$(124)
(Loss) income from discontinued operations, net of tax	(64)	100	(60)	(481)
Net (loss) income	$(82)	$138	$(259)	$(605)

(a)
Due to the antidilutive effect of converting the Fixed Rate Cumulative Mandatorily Convertible Preferred Stock into common shares and the net (loss) income from continuing operations attributable to common shareholders for the three months and nine months ended September 30, 2013 and 2012, respectively, net (loss) income from continuing operations attributable to common shareholders and basic weighted-average common shares outstanding were used to calculate basic and diluted earnings per share.

The effects of converting the outstanding Fixed Rate Cumulative Mandatorily Convertible Preferred Stock into common shares are not included in the diluted earnings per share calculation for the three months and nine months ended September 30, 2013 and 2012, respectively, as the effects would be antidilutive for those periods. As such, 574 thousand of potential common shares were excluded from the diluted earnings per share calculation for the three months and nine months ended September 30, 2013 and 2012, respectively.
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
The following table summarizes our capital ratios.

	September 30, 2013		December 31, 2012		Required minimum		Well-capitalized minimum
($ in millions)	Amount	Ratio	Amount	Ratio
Risk-based capital
Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$19,571	15.37%	$20,232	13.13%	4.00%		6.00%
Ally Bank	14,926	17.90	14,136	16.26	4.00		6.00
Total (to risk-weighted assets)
Ally Financial Inc.	$20,887	16.40%	$21,669	14.07%	8.00%		10.00%
Ally Bank	15,587	18.69	14,827	17.06	8.00		10.00
Tier 1 leverage (to adjusted quarterly average assets) (a)
Ally Financial Inc.	$19,571	13.16%	$20,232	11.16%	3.00–4.00%		(b)
Ally Bank	14,926	16.33	14,136	15.30	15.00	(c)	5.00%
Tier 1 common (to risk-weighted assets)
Ally Financial Inc.	$10,087	7.92%	$10,749	6.98%	n/a		n/a
Ally Bank	n/a	n/a	n/a	n/a	n/a		n/a
n/a = not applicable

(a)	Federal regulatory reporting guidelines require the calculation of adjusted quarterly average assets using a daily average methodology.

(b)	There is no Tier 1 leverage component in the definition of a well-capitalized bank holding company.

(c)	Ally Bank, in accordance with the CLMA, is required to maintain a Tier 1 leverage ratio of at least 15%.
At September 30, 2013, Ally and Ally Bank were “well-capitalized” and met all capital requirements to which each was subject.
Basel Capital Accord
In July 2013, the U.S. federal banking agencies finalized rules implementing the Basel III regulatory capital framework and related Dodd-Frank Act changes. The final rules represent substantial revisions to the regulatory capital rules for banking organizations.
Highlights of the final rules include a revised definition of capital in order to implement the Basel III reforms as well as higher minimum capital ratios that will apply to most banking organizations. The final rules remove the use of credit ratings from both the standardized and advanced approaches, as required by the Dodd-Frank Act. In addition, the standards in the existing Basel I risk-based capital rules, which are referred to as the “general risk-based capital requirements,” have been revised to include a more risk sensitive risk-weighting approach. The phase-in period currently applicable to Ally as an advanced approaches banking organization begins in January 2014, while the phase-in period for other banking organizations begins in January 2015.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

20.    Derivative Instruments and Hedging Activities
We enter into interest rate and foreign-currency swaps, futures, forwards, options, and swaptions in connection with our market risk management activities. Derivative instruments are used to manage interest rate risk relating to specific groups of assets and liabilities, including automotive loan assets and debt. In addition, we use foreign exchange contracts to mitigate foreign-currency risk associated with foreign-currency-denominated debt, foreign exchange transactions, and our net investment in foreign subsidiaries. Our primary objective for utilizing derivative financial instruments is to manage market risk volatility associated with interest rate and foreign-currency risks related to the assets and liabilities.
Interest Rate Risk
We execute interest rate swaps to modify our exposure to interest rate risk by converting certain fixed-rate instruments to a variable-rate and certain variable-rate instruments to a fixed rate. We monitor our mix of fixed- and variable-rate assets and liabilities. When it is cost-effective to do so, we may enter into interest rate swaps to achieve our desired mix of fixed- and variable-rate assets and debt. Derivatives qualifying for hedge accounting consist of pay-fixed swaps designated as hedges of specific portfolios of fixed-rate retail automotive loan assets, as well as receive-fixed swaps designated as hedges of specific fixed-rate debt obligations. Other derivatives qualifying for hedge accounting consist of pay-fixed swaps designated as hedges of the expected future cash flows in the form of interest payments on certain outstanding variable-rate borrowings associated with Ally Bank's secured debt.
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

•
Mortgage loan commitments and mortgage loans held-for-sale — We have no mortgage loan commitments as of September 30, 2013 and, therefore, no longer hedge interest rate lock commitments (IRLC). In the past, we were exposed to interest rate risk from the time an IRLC was made until the time the mortgage loan was sold. We have an immaterial amount of mortgage loans held-for-sale that are exposed to interest rate risk. Changes in interest rates impact the market price for our loans; as market interest rates decline, the value of loans held-for-sale increase and vice versa. Our primary objective in risk management activities related to these items is to eliminate or greatly reduce any interest rate risk.

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
We have also used a centralized-lending program to manage liquidity for our subsidiary businesses, but as of September 30, 2013, this activity is immaterial. Historically, foreign-currency-denominated loan agreements were executed with our foreign subsidiaries in their local currencies. We evaluate our foreign-currency exposure resulting from intercompany lending and manage our currency risk exposure by entering into foreign-currency derivatives with external counterparties. Our remaining foreign-currency derivatives are recorded at fair value with changes recorded as income offsetting the gains and losses on the associated foreign-currency transactions.
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
We placed cash and securities collateral totaling $222 million and $1.3 billion at September 30, 2013 and December 31, 2012, respectively, in accounts maintained by counterparties, $18 million of which relates to non-derivative collateral at September 30, 2013 and December 31, 2012. We received cash collateral from counterparties totaling $125 million and $941 million at September 30, 2013 and December 31, 2012, respectively. The receivables for collateral placed and the payables for collateral received are included on our Condensed Consolidated Balance Sheet in other assets and accrued expenses and other liabilities, respectively. In certain circumstances, we receive or post securities as collateral with counterparties. We do not record such collateral received on our Condensed Consolidated Balance Sheet unless certain conditions are met.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Balance Sheet Presentation
The following table summarizes the fair value amounts of derivative instruments reported on our Condensed Consolidated Balance Sheet. The fair value amounts are presented on a gross basis, are segregated by derivatives that are designated and qualifying as hedging instruments or those that are not, and are further segregated by type of contract within those two categories. At September 30, 2013 and December 31, 2012, $300 million and $2.3 billion, respectively, of the derivative contracts in a receivable position were classified as other assets on the Condensed Consolidated Balance Sheet. At September 30, 2013 and December 31, 2012, $228 million and $2.5 billion of derivative contracts in a liability position were classified as accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet.

	September 30, 2013			December 31, 2012
	Derivative contracts in a		Notional amount	Derivative contracts in a		Notional amount
($ in millions)	receivable position (a)	payable position (b)		receivable position (a)	payable position (b)
Derivatives qualifying for hedge accounting
Interest rate risk
Fair value accounting hedges (c)	$144	$102	$12,864	$411	$—	$7,248
Cash flow accounting hedges	—	1	698	—	10	2,580
Total interest rate risk	144	103	13,562	411	10	9,828
Foreign exchange risk
Net investment accounting hedges	—	47	1,507	35	53	8,693
Total derivatives qualifying for hedge accounting	144	150	15,069	446	63	18,521
Derivatives intended as economic hedges
Interest rate risk
MSRs	—	—	—	1,616	2,299	146,405
Mortgage loan commitments and mortgage loans held-for-sale	—	—	—	49	23	9,617
Debt	36	32	10,713	28	29	17,716
Net fixed versus variable interest rate exposure and equity investments (d)	63	45	44,106	154	27	41,514
Total interest rate risk	99	77	54,819	1,847	2,378	215,252
Foreign exchange risk	57	1	1,510	5	27	2,464
Total economic hedges	156	78	56,329	1,852	2,405	217,716
Total derivatives	$300	$228	$71,398	$2,298	$2,468	$236,237

(a)	Includes accrued interest of $74 million and $175 million at September 30, 2013 and December 31, 2012, respectively.

(b)	Includes accrued interest of $4 million and $144 million at September 30, 2013 and December 31, 2012, respectively.

(c)
Includes receive-fixed swaps on fixed-rate debt obligations with $144 million and $411 million in a receivable position, $98 million and $0 in a payable position, and of a $9 billion and $7.2 billion notional amount at September 30, 2013 and December 31, 2012, respectively. Also includes pay-fixed swaps on portfolios of held-for-investment automotive loan assets with $0 in a receivable position, $4 million in a payable position, and of a $3.9 billion notional amount at September 30, 2013. There were no outstanding positions at December 31, 2012.

(d)
Primarily consists of exchange-traded Eurodollar futures with $17 million and $32 million in a receivable position, $3 million and $5 million in a payable position, and of a $34.1 billion and $24.2 billion notional amount at September 30, 2013 and December 31, 2012, respectively. Also includes equity options with $4 million and $1 million in a receivable position, $5 million and $8 million in a payable position, and of a $567 million and $554 million notional amount at September 30, 2013 and December 31, 2012, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Statement of Comprehensive Income Presentation
The following table summarizes the location and amounts of gains and losses on derivative instruments reported in our Condensed Consolidated Statement of Comprehensive Income.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2013	2012	2013	2012
Derivatives qualifying for hedge accounting
Gain (loss) recognized in earnings on derivatives
Interest rate contracts
Interest and fees on finance receivables and loans (a)	$3	$—	$3	$—
Interest on long-term debt (b)	11	17	(302)	216
(Loss) gain recognized in earnings on hedged items (c)
Interest rate contracts
Interest and fees on finance receivables and loans	(3)	—	(3)	—
Interest on long-term debt	(15)	(33)	311	(241)
Total derivatives qualifying for hedge accounting	(4)	(16)	9	(25)
Economic derivatives
Gain (loss) recognized in earnings on derivatives
Interest rate contracts
Servicing asset valuation and hedge activities, net	—	387	(112)	612
Gain (loss) on mortgage and automotive loans, net	—	28	(37)	52
Other income, net of losses	20	(4)	26	(31)
Total interest rate contracts	20	411	(123)	633
Foreign exchange contracts (d)
Interest on long-term debt	52	(38)	71	(39)
Other income, net of losses	(4)	(52)	25	(27)
Total foreign exchange contracts	48	(90)	96	(66)
Gain (loss) recognized in earnings on derivatives	$64	$305	$(18)	$542

(a)
Amounts exclude losses related to interest for qualifying accounting hedges of portfolios of retail automotive loans held-for-investment of $1 million for both the three months and nine months ended September 30, 2013. These losses are primarily offset by the fixed coupon receipts on the retail automotive loans held-for-investment.

(b)
Amounts exclude gains related to interest for qualifying accounting hedges of debt, which are primarily offset by the fixed coupon payment on the long-term debt. The gains were $33 million and $29 million for the three months ended September 30, 2013 and 2012, respectively, and $94 million and $85 million for the nine months ended September 30, 2013 and 2012, respectively.

(c)
Amounts exclude gains related to amortization of deferred basis adjustments on the de-designated hedged item of $112 million and $57 million for the three months ended September 30, 2013 and 2012, respectively, and $188 million and $176 million for the nine months ended September 30, 2013 and 2012, respectively.

(d)
Amounts exclude gains and losses related to the revaluation of the related foreign-denominated debt or receivable. Losses of $47 million and gains of $92 million were recognized for the three months ended September 30, 2013 and 2012, respectively. Losses of $94 million and gains of $67 million were recognized for the nine months ended September 30, 2013 and 2012, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table summarizes derivative instruments used in cash flow and net investment hedge accounting relationships.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2013	2012	2013	2012
Cash flow hedges
Interest rate contracts
Gain (loss) reclassified from accumulated other comprehensive income to interest on long-term debt (a)	$—	$1	$(7)	$1
Loss recorded directly to interest on long-term debt	—	(1)	1	(6)
Total interest on long-term debt	$—	$—	$(6)	$(5)
(Loss) gain recognized in other comprehensive income	$(4)	$(6)	$6	$(8)
Net investment hedges
Foreign exchange contracts
Loss reclassified from accumulated other comprehensive income (loss) to income (loss) from discontinued operations, net	$—	$—	$(261)	$(1)
Total other income, net of losses	$—	$—	$(261)	$(1)
(Loss) gain recognized in other comprehensive income (b)	$(14)	$(327)	$313	$(281)

(a)
The amount represents losses reclassified from other comprehensive income (OCI) into earnings as a result of the discontinuance of hedge accounting because it is probable that the forecasted transaction will not occur.

(b)
The amounts represent the effective portion of net investment hedges. There are offsetting amounts recognized in accumulated other comprehensive income related to the revaluation of the related net investment in foreign operations. There were gains of $9 million and $317 million for the three months ended September 30, 2013 and 2012, respectively. There were losses of $530 million and gains of $269 million for the nine months ended September 30, 2013 and 2012, respectively.

21.    Income Taxes
We recognized total income tax expense from continuing operations of $28 million and an income tax benefit from continuing operations of $55 million during the three months and nine months ended September 30, 2013, respectively, compared to income tax expense of $46 million and $31 million for the same periods in 2012. The decrease in income tax expense for the nine months ended September 30, 2013, compared to the same period in 2012, was primarily related to the benefit in 2013 from the retroactive reinstatement of the active financing exception by the American Taxpayer Relief Act of 2012 and from the release of valuation allowance related to the measurement of foreign tax credit carryforwards anticipated to be utilized in the future.
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
During the three months ended September 30, 2013, no significant transactions occurred that served to reduce the deferred tax asset related to our capital loss carryforwards. For the nine months ended September 30, 2013, net capital gains from completed sales of our international operations served to reduce the deferred tax asset related to our capital loss carryforwards by approximately $298 million. This capital loss carryforward utilization resulted in a reversal of related valuation allowance. Furthermore, successful completion during 2013 or 2014 of additional sales of entities currently held-for-sale may result in additional capital gains that would allow us to realize additional capital loss carryforwards. Any related reversal of valuation allowance on these deferred tax assets would be recognized as an income tax benefit upon such utilization.
We expect the unrecognized tax benefits disclosed in our 2012 Annual Report to change over the next 12 months if certain tax matters are ultimately settled with the applicable taxing jurisdiction as anticipated. The impact of these changes to previously recorded uncertain tax positions is expected to result in a tax benefit of approximately $66 million.
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

Transfers
Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfer occurred. There were no transfers between any levels during the nine months ended September 30, 2013.

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

•
MSRs — MSRs were classified as Level 3, management estimated fair value using our transaction data and other market data or, in periods when there were limited MSRs market transactions that were directly observable, internally developed discounted cash flow models (an income approach) were used to estimate the fair value. These internal valuation models estimated net cash flows based on internal operating assumptions that we believed would be used by market participants in orderly transactions combined with market-based assumptions for loan prepayment rates, interest rates, and discount rates that we believed approximate yields required by investors in this asset. Cash flows primarily included servicing fees, float income, and late fees in each case less operating costs to service the loans. The estimated cash flows were discounted using an option-adjusted spread-derived discount rate.

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

	Recurring fair value measurements
September 30, 2013 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Investment securities
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$893	$1,129	$—	$2,022
U.S. State and political subdivisions	—	179	—	179
Foreign government	5	295	—	300
Mortgage-backed residential	—	11,206	—	11,206
Mortgage-backed commercial	—	20	—	20
Asset-backed	—	2,265	—	2,265
Corporate debt securities	—	1,058	—	1,058
Total debt securities	898	16,152	—	17,050
Equity securities (a)	917	—	—	917
Total available-for-sale securities	1,815	16,152	—	17,967
Mortgage loans held-for-sale, net (b)	—	63	—	63
Mortgage servicing rights	—	—	—	—
Other assets
Interests retained in financial asset sales	—	—	121	121
Derivative contracts in a receivable position
Interest rate	61	182	—	243
Foreign currency	—	—	57	57
Total derivative contracts in a receivable position	61	182	57	300
Collateral placed with counterparties	—	74	—	74
Total assets	$1,876	$16,471	$178	$18,525
Liabilities
Accrued expenses and other liabilities
Derivative contracts in a payable position
Interest rate	$(21)	$(159)	$—	$(180)
Foreign currency	—	(48)	—	(48)
Total derivative contracts in a payable position	(21)	(207)	—	(228)
Total liabilities	$(21)	$(207)	$—	$(228)

(a)	Our investment in any one industry did not exceed 20%.

(b)	Carried at fair value due to fair value option elections.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Recurring fair value measurements
December 31, 2012 ($ in millions)	Level 1	Level 2	Level 3	Total
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

September 30, 2013 ($ in millions)	Level 3 recurring measurements	Valuation technique	Unobservable input	Range
Assets
Other assets
Interests retained in financial asset sales	$121	Discounted cash flow	Discount rate	5.3-5.4%
			Commercial paper rate	0-0.1%

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

	Level 3 recurring fair value measurements
		Net realized/unrealized gains							Fair value at September 30, 2013	Net unrealized gains included in earnings still held at September 30, 2013
($ in millions)	Fair value at July 1, 2013	included in earnings		included in OCI	Purchases	Sales	Issuances	Settlements
Assets
Other assets
Interests retained in financial asset sales	$124	$8	(a)	$—	$—	$—	$—	$(11)	$121	$—
Derivative contracts, net
Foreign currency	(9)	47	(b)	—	—	—	—	19	57	47	(b)
Total derivative contracts in a receivable position, net	(9)	47		—	—	—	—	19	57	47
Total assets	$115	$55		$—	$—	$—	$—	$8	$178	$47

(a)	Reported as other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income.

(b)	Refer to Note 20 for information related to the location of the gains and losses on derivative instruments in the Condensed Consolidated Statement of Comprehensive Income.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Level 3 recurring fair value measurements
	Fair value at July 1, 2012	Net realized/unrealized gains (losses)			Purchases	Sales	Issuances	Settlements	Fair value at September 30, 2012	Net unrealized (losses) gains included in earnings still held at September 30, 2012
($ in millions)		included in earnings		included in OCI
Assets
Investment securities
Available-for-sale debt securities
Asset-backed	$63	$4	(a)	$1	$—	$(11)	$—	$—	$57	$—
Mortgage servicing rights	1,105	(253)	(b)	—	—	—	50	—	902	(253)	(b)
Other assets
Interests retained in financial asset sales	193	11	(c)	—	—	—	—	(39)	165	—
Derivative contracts, net (g)
Interest rate	93	53	(d)	—	—	—	—	(2)	144	16	(d)
Foreign currency	7	(27)	(d)	—	—	—	—	—	(20)	(27)	(d)
Total derivative contracts in a receivable position, net	100	26		—	—	—	—	(2)	124	(11)
Total assets	$1,461	$(212)		$1	$—	$(11)	$50	$(41)	$1,248	$(264)

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

(c)	Reported as other income, net of losses, and income from discontinued operations, net of tax, in the Condensed Consolidated Statement of Comprehensive Income.

(d)	Refer to Note 20 for information related to the location of the gains and losses on derivative instruments in the Condensed Consolidated Statement of Comprehensive Income.

	Level 3 recurring fair value measurements
		Net realized/unrealized (losses) gains							Fair value at September 30, 2013	Net unrealized (losses) gains included in earnings still held at September 30, 2013
($ in millions)	Fair value at Jan. 1, 2013	included in earnings		included in OCI	Purchases	Sales	Issuances	Settlements
Assets
Mortgage servicing rights	$952	$(101)	(a)	$—	$—	$(911)	$60	$—	$—	$—
Other assets
Interests retained in financial asset sales	154	19	(b)	—	—	—	—	(52)	121	—
Derivative contracts, net
Interest rate	47	(51)	(c)	—	—	—	—	4	—	—	(c)
Foreign currency	(2)	40	(c)	—	—	—	—	19	57	38	(c)
Total derivative contracts in a receivable position, net	45	(11)		—	—	—	—	23	57	38
Total assets	$1,151	$(93)		$—	$—	$(911)	$60	$(29)	$178	$38

(a)	Fair value adjustment was reported as servicing-asset valuation and hedge activities, net, in the Condensed Consolidated Statement of Comprehensive Income.

(b)	Reported as other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income.

(c)	Refer to Note 20 for information related to the location of the gains and losses on derivative instruments in the Condensed Consolidated Statement of Comprehensive Income.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Level 3 recurring fair value measurements
	Fair value at Jan. 1, 2012	Net realized/unrealized gains (losses)			Purchases	Sales		Issuances	Settlements	Transfers out due to deconsolidation (a)	Fair value at September 30, 2012	Net unrealized gains (losses) included in earnings still held at September 30, 2012
($ in millions)		included in earnings		included in OCI
Assets
Trading assets (excluding derivatives)
Mortgage-backed residential securities	$33	$2	(b)	$—	$—	$—		$—	$(4)	$(31)	$—	$4	(b)
Investment securities
Available-for-sale debt securities
Asset-backed	62	4		2	—	(11)		—	—	—	57	—
Mortgage loans held-for-sale, net (c)	30	—		—	12	—		—	(11)	(31)	—	—
Consumer mortgage finance receivables and loans, net (c)	835	121	(c)	—	—	(245)	(d)	—	(124)	(587)	—	51	(c)
Mortgage servicing rights	2,519	(654)	(e)	—	—	—		167	—	(1,130)	902	(654)	(e)
Other assets
Interests retained in financial asset sales	231	38	(f)	—	—	—		—	(104)	—	165	—
Derivative contracts, net (g)
Interest rate	71	326	(h)	—	—	—		—	(252)	(1)	144	10	(h)
Foreign currency	16	(36)	(h)	—	—	—		—	—	—	(20)	(49)	(h)
Total derivative contracts in a receivable position, net	87	290		—	—	—		—	(252)	(1)	124	(39)
Total assets	$3,797	$(199)		$2	$12	$(256)		$167	$(495)	$(1,780)	$1,248	$(638)
Liabilities
Long-term debt
On-balance sheet securitization debt (c)	$(830)	$(115)	(c)	$—	$—	$—		$—	$389	$556	$—	$(62)	(c)
Accrued expenses and other liabilities
Loan repurchase liabilities (c)	(29)	—		—	(11)	—		—	10	30	—	—
Total liabilities	$(859)	$(115)		$—	$(11)	$—		$—	$399	$586	$—	$(62)

(a)	Represents the amounts transferred out of Level 3 due to the deconsolidation of ResCap during the three months ended June 30, 2012. Refer to Note 1 for additional information related to ResCap.

(b)	The fair value adjustment and the related interest were reported as income from discontinued operations, net of tax, in the Condensed Consolidated Statement of Comprehensive Income.

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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following tables display the assets and liabilities measured at fair value on a nonrecurring basis.

	Nonrecurring fair value measurements				Lower-of-cost or fair value or valuation reserve allowance	Total loss included in earnings for the three months ended	Total loss included in earnings for the nine months ended
September 30, 2013 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Loans held-for-sale	$—	$—	$19	$19	$—	n/m (a)	n/m (a)	(a)
Commercial finance receivables and loans, net (b)
Automotive	—	—	95	95	(17)	n/m (a)	n/m	(a)
Other	—	—	63	63	(11)	n/m (a)	n/m	(a)
Total commercial finance receivables and loans, net	—	—	158	158	(28)	n/m (a)	n/m	(a)
Other assets
Repossessed and foreclosed assets (c)	—	—	7	7	(2)	n/m (a)	n/m	(a)
Other	—	—	2	2	—	n/m (a)	n/m	(a)
Total assets	$—	$—	$186	$186	$(30)	n/m (a)	n/m
n/m = not meaningful

(a)
We consider the applicable valuation or loan loss allowance to be the most relevant indicator of the impact on earnings caused by the fair value measurement. Accordingly, the table above excludes total gains and losses included in earnings for these items. The carrying values are inclusive of the respective valuation or loan loss allowance.

(b)	Represents the portion of the portfolio specifically impaired during 2013. The related valuation allowance represents the cumulative adjustment to fair value of those specific receivables.

(c)	The allowance provided for repossessed and foreclosed assets represents any cumulative valuation adjustment recognized to adjust the assets to fair value.

	Nonrecurring fair value measurements				Lower-of-cost or fair value or valuation reserve allowance	Total loss included in earnings for the three months ended	Total loss included in earnings for the nine months ended
September 30, 2012 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Commercial finance receivables and loans, net (a)
Automotive	$—	$—	$172	$172	$(31)	n/m (b)	n/m	(b)
Other	—	—	26	26	(7)	n/m (b)	n/m	(b)
Total commercial finance receivables and loans, net	—	—	198	198	(38)	n/m (b)	n/m	(b)
Other assets
Repossessed and foreclosed assets (c)	—	—	7	7	(1)	n/m (b)	n/m	(b)
Total assets	$—	$—	$205	$205	$(39)	n/m (b)	n/m
n/m = not meaningful

(a)	Represents the portion of the portfolio specifically impaired during 2012. The related valuation allowance represents the cumulative adjustment to fair value of those specific receivables.

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

September 30, 2013 ($ in millions)	Level 3 nonrecurring measurements	Valuation technique	Unobservable input	Range
Assets
Commercial finance receivables and loans, net
Automotive	$95	Fair value of collateral	Adjusted appraisal value	65.0-95.0%
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
We carried the fair value-elected conforming and government-insured loans as loans held-for-sale, net, on the Condensed Consolidated Balance Sheet. Our policy is to separately record interest income on the fair value-elected loans (unless they are placed on nonaccrual status); however, the accrued interest was excluded from the fair value presentation. Upfront fees and costs related to the fair value-elected loans were not deferred or capitalized. The fair value adjustment recorded for these loans was classified as gain (loss) on mortgage loans, net, in the Condensed Consolidated Statement of Comprehensive Income. In accordance with GAAP, the fair value option election is irrevocable once the asset is funded even if it is subsequently determined that a particular loan cannot be sold.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following tables summarize the fair value option elections and information regarding the amounts recorded as earnings for each fair value option-elected item.

	Changes included in the
	Condensed Consolidated Statement of Comprehensive Income
Three months ended September 30, ($ in millions)	Interest on loans held-for-sale (a)	Gain on mortgage loans, net	Total included in earnings
2013
Assets
Mortgage loans held-for-sale, net	$—	$14	$14
2012
Assets
Mortgage loans held-for-sale, net	$18	$33	$51

(a)	Interest income is measured by multiplying the unpaid principal balance on the loans by the coupon rate and the number of days of interest due.

	Changes included in the
	Condensed Consolidated Statement of Comprehensive Income
Nine months ended September 30, ($ in millions)	Interest on loans held-for-sale (a)	Loss on mortgage loans, net	Total included in earnings
2013
Assets
Mortgage loans held-for-sale, net	$19	$(35)	$(16)
2012
Assets
Mortgage loans held-for-sale, net	$58	$(14)	$44

(a)	Interest income is measured by multiplying the unpaid principal balance on the loans by the coupon rate and the number of days of interest due.
The following table provides the aggregate fair value and the aggregate unpaid principal balance for the fair value option-elected loans.

	September 30, 2013		December 31, 2012
($ in millions)	Unpaid principal balance	Fair value (a)	Unpaid principal balance	Fair value (a)
Assets
Mortgage loans held-for-sale, net
Total loans	$110	$63	$2,416	$2,490
Nonaccrual loans	48	24	47	25
Loans 90+ days past due (b)	40	20	36	19

(a)	Excludes accrued interest receivable.

(b)	Loans 90+ days past due are also presented within the nonaccrual loan balance and the total loan balance; however, excludes government-insured loans that are still accruing interest.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Fair Value of Financial Instruments
The following table presents the carrying and estimated fair value of financial instruments, except for those recorded at fair value on a recurring basis presented in the previous section of this note titled Recurring Fair Value. When possible, we use quoted market prices to determine fair value. Where quoted market prices are not available, the fair value is internally derived based on appropriate valuation methodologies with respect to the amount and timing of future cash flows and estimated discount rates. However, considerable judgment is required in interpreting market data to develop estimates of fair value, so the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions or estimation methodologies could be material to the estimated fair values. Fair value information presented herein was based on information available at September 30, 2013 and December 31, 2012.

		Estimated fair value
($ in millions)	Carrying value	Level 1	Level 2	Level 3	Total
September 30, 2013
Financial assets
Loans held-for-sale, net (a)	$82	$—	$63	$19	$82
Finance receivables and loans, net (a)	94,083	—	—	95,037	95,037
Nonmarketable equity investments	184	—	155	34	189
Financial liabilities
Deposit liabilities	$52,031	$—	$—	$52,750	$52,750
Short-term borrowings	6,015	—	—	6,015	6,015
Long-term debt (a)(b)	61,050	—	31,055	32,859	63,914
December 31, 2012
Financial assets
Loans held-for-sale, net (a)	$2,576	$—	$2,490	$86	$2,576
Finance receivables and loans, net (a)	97,885	—	—	98,907	98,907
Nonmarketable equity investments	303	—	272	34	306
Financial liabilities
Deposit liabilities	$47,915	$—	$—	$48,752	$48,752
Short-term borrowings	7,461	6	—	7,454	7,460
Long-term debt (a)(b)	74,882	—	36,018	42,533	78,551

(a)
Includes financial instruments carried at fair value due to fair value option elections. Refer to the previous section of this note titled Fair Value Option for Financial Assets and Liabilities for further information about the fair value elections.

(b)	The carrying value includes deferred interest for zero-coupon bonds of $349 million and $321 million at September 30, 2013, and December 31, 2012, respectively.
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

•
Loans held-for-sale, net — Loans held-for-sale classified as Level 2 included all GSE-eligible mortgage loans valued predominantly using published forward agency prices. It also included any domestic loans where recently negotiated market prices for the loan pool existed with a counterparty (which approximated fair value) or quoted market prices for similar loans were available. Loans held-for-sale classified as Level 3 included all loans valued using internally developed valuation models because observable market prices were not available. The loans were priced on a discounted cash flow basis utilizing cash flow projections from internally developed models that utilized prepayment, default, and discount rate assumptions. To the extent available, we utilized market observable inputs such as interest rates and market spreads. If market observable inputs were not available, we were required to utilize internal inputs, such as prepayment speeds, credit losses, and discount rates.

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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

For mortgage loans held-for-investment, we used valuation methods and assumptions similar to those used for mortgage loans held-for-sale. These valuations consider unique attributes of the loans such as geography, delinquency status, product type, and other factors. Refer to the section above titled Loans held-for-sale, net, for a description of methodologies and assumptions used to determine the fair value of mortgage loans held-for-sale.

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
The composition of offsetting derivative instruments, financial assets, and financial liabilities was as follows.

	Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets/(Liabilities) Presented in the Condensed Consolidated Balance Sheet
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
September 30, 2013 ($ in millions)				Financial Instruments	Collateral (a)	Net Amount
Assets
Derivative assets in net asset positions	$256	$—	$256	$(83)	$(109)	$64
Derivative assets in net liability positions	10	—	10	(10)	—	—
Derivative assets with no offsetting arrangements	34	—	34	—	—	34
Total assets	$300	$—	$300	$(93)	$(109)	$98
Liabilities
Derivative liabilities in net liability positions	$(125)	$—	$(125)	$10	$98	$(17)
Derivative liabilities in net asset positions	(82)	—	(82)	82	—	—
Derivative liabilities with no offsetting arrangements	(21)	—	(21)	—	—	(21)
Total derivative liabilities	(228)	—	(228)	92	98	(38)
Securities sold under agreements to repurchase	(566)	—	(566)	—	290	(276)
Total liabilities	$(794)	$—	$(794)	$92	$388	$(314)

(a)	Financial collateral received/pledged shown as a balance based on the sum of all net asset and liability positions between Ally and each individual derivative counterparty.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets/(Liabilities) Presented in the Condensed Consolidated Balance Sheet
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
December 31, 2012 ($ in millions)				Financial Instruments	Collateral (a)	Net Amount
Assets
Derivative assets in net asset positions	$1,395	$—	$1,395	$(503)	$(841)	$51
Derivative assets in net liability positions	788	—	788	(788)	—	—
Derivative assets with no offsetting arrangements	115	—	115	—	—	115
Total assets	$2,298	$—	$2,298	$(1,291)	$(841)	$166
Liabilities
Derivative liabilities in net liability positions	$(1,929)	$—	$(1,929)	$788	$1,092	$(49)
Derivative liabilities in net asset positions	(503)	—	(503)	503	—	—
Derivative liabilities with no offsetting arrangements	(36)	—	(36)	—	—	(36)
Total liabilities	$(2,468)	$—	$(2,468)	$1,291	$1,092	$(85)

(a)	Financial collateral received/pledged shown as a balance based on the sum of all net asset and liability positions between Ally and each individual derivative counterparty.
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
Insurance operations — Offers both consumer finance and insurance products sold primarily through the automotive dealer channel, and commercial insurance products sold to dealers. As part of our focus on offering dealers a broad range of consumer finance and insurance products, we provide vehicle service contracts, maintenance coverage, and GAP products. We also underwrite selected commercial insurance coverages, which primarily insure dealers' vehicle inventories in the United States.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Financial information for our reportable operating segments is summarized as follows.

Three months ended September 30, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage operations	Corporate and Other (a)	Consolidated (b)
2013
Net financing revenue (loss)	$800	$16	$13	$(92)	$737
Other revenue (loss)	65	293	19	(6)	371
Total net revenue (loss)	865	309	32	(98)	1,108
Provision for loan losses	150	—	(12)	3	141
Total noninterest expense	376	226	48	112	762
Income (loss) from continuing operations before income tax expense (benefit)	$339	$83	$(4)	$(213)	$205
Total assets	$108,609	$7,323	$8,562	$26,062	$150,556
2012
Net financing revenue (loss)	$728	$14	$45	$(315)	$472
Other revenue	75	233	446	21	775
Total net revenue (loss)	803	247	491	(294)	1,247
Provision for loan losses	101	—	5	(1)	105
Total noninterest expense	365	234	155	91	845
Income (loss) from continuing operations before income tax expense (benefit)	$337	$13	$331	$(384)	$297
Total assets	$123,252	$8,461	$17,004	$33,765	$182,482

(a)	Total assets for the Commercial Finance Group were $1.6 billion and $1.3 billion at September 30, 2013 and 2012, respectively.

(b)	Net financing revenue after the provision for loan losses totaled $0.6 billion and $0.4 billion for the three months ended September 30, 2013 and 2012, respectively.

Nine months ended September 30, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage operations	Corporate and Other (a)	Consolidated (b)
2013
Net financing revenue (loss)	$2,350	$43	$62	$(450)	$2,005
Other revenue (loss)	207	926	(6)	32	1,159
Total net revenue (loss)	2,557	969	56	(418)	3,164
Provision for loan losses	350	—	14	(3)	361
Total noninterest expense	1,143	780	293	305	2,521
Income (loss) from continuing operations before income tax expense (benefit)	$1,064	$189	$(251)	$(720)	$282
Total assets	$108,609	$7,323	$8,562	$26,062	$150,556
2012
Net financing revenue (loss)	$2,051	$42	$111	$(924)	$1,280
Other revenue	264	871	903	56	2,094
Total net revenue (loss)	2,315	913	1,014	(868)	3,374
Provision for loan losses	194	—	53	(11)	236
Total noninterest expense	1,103	780	465	323	2,671
Income (loss) from continuing operations before income tax expense (benefit)	$1,018	$133	$496	$(1,180)	$467
Total assets	$123,252	$8,461	$17,004	$33,765	$182,482

(a)	Total assets for the Commercial Finance Group were $1.6 billion and $1.3 billion at September 30, 2013 and 2012, respectively.

(b)	Net financing revenue after the provision for loan losses totaled $1.6 billion and $1.0 billion for the nine months ended September 30, 2013 and 2012, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Information concerning principal geographic areas were as follows.

Three months ended September 30, ($ in millions)	Revenue (a)	Income (loss) from continuing operations before income tax expense (b)	Net income (loss) (b)(c)
2013
Canada	$40	$14	$13
Europe (d)	2	1	4
Latin America	—	12	26
Asia-Pacific	—	—	35
Total foreign	42	27	78
Total domestic (e)	1,066	178	13
Total	$1,108	$205	$91
2012
Canada	$54	$1	$62
Europe (d)	(10)	(11)	9
Latin America	2	(3)	62
Asia-Pacific	1	1	21
Total foreign	47	(12)	154
Total domestic (e)	1,200	309	230
Total	$1,247	$297	$384

(a)	Revenue consists of net financing revenue and total other revenue as presented in our Condensed Consolidated Financial Statements.

(b)	The domestic amounts include original discount amortization of $67 million and $79 million for the three months ended September 30, 2013 and 2012, respectively.

(c)	Gain (loss) realized on sale of discontinued operations are allocated to the geographic area in which the business operated.

(d)	Amounts include eliminations between our foreign operations.

(e)	Amounts include eliminations between our domestic and foreign operations.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, ($ in millions)	Revenue (a)	Income (loss) from continuing operations before income tax expense (b)	Net income (loss) (b)(c)
2013
Canada	$136	$42	$1,256
Europe (d)	(8)	(18)	(82)
Latin America	—	7	300
Asia-Pacific	1	(2)	89
Total foreign	129	29	1,563
Total domestic (e)	3,035	253	(1,306)
Total	$3,164	$282	$257
2012
Canada	$174	$32	$227
Europe (d)	(24)	(11)	124
Latin America	4	(10)	171
Asia-Pacific	3	2	71
Total foreign	157	13	593
Total domestic (e)	3,217	454	(797)
Total	$3,374	$467	$(204)

(a)	Revenue consists of net financing revenue and total other revenue as presented in our Condensed Consolidated Financial Statements.

(b)	The domestic amounts include original discount amortization of $191 million and $291 million for the nine months ended September 30, 2013 and 2012, respectively.

(c)	Gain (loss) realized on sale of discontinued operations are allocated to the geographic area in which the business operated.

(d)	Amounts include eliminations between our foreign operations.

(e)	Amounts include eliminations between our domestic and foreign operations.
25.    Parent and Guarantor Consolidating Financial Statements
Certain of our senior notes are guaranteed by 100% directly owned subsidiaries of Ally (the Guarantors). As of September 30, 2013, the Guarantors include Ally US LLC and IB Finance Holding Company, LLC (IB Finance), each of which fully and unconditionally guarantee the senior notes on a joint and several basis.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Condensed Consolidating Statements of Comprehensive Income

Three months ended September 30, 2013 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$243	$—	$876	$—	$1,119
Interest and fees on finance receivables and loans — intercompany	12	—	21	(33)	—
Interest and dividends on available-for-sale investment securities	—	—	85	—	85
Interest-bearing cash	1	—	2	—	3
Interest-bearing cash — intercompany	—	—	2	(2)	—
Operating leases	141	—	691	—	832
Total financing revenue and other interest income	397	—	1,677	(35)	2,039
Interest expense
Interest on deposits	5	—	158	—	163
Interest on short-term borrowings	11	—	4	—	15
Interest on long-term debt	469	—	140	—	609
Interest on intercompany debt	23	—	12	(35)	—
Total interest expense	508	—	314	(35)	787
Depreciation expense on operating lease assets	103	—	412	—	515
Net financing (loss) revenue	(214)	—	951	—	737
Dividends from subsidiaries
Nonbank subsidiaries	54	—	—	(54)	—
Other revenue
Servicing fees	36	—	(23)	—	13
Servicing asset valuation and hedge activities, net	—	—	—	—	—
Total servicing income, net	36	—	(23)	—	13
Insurance premiums and service revenue earned	—	—	251	—	251
Gain on mortgage and automotive loans, net	—	—	15	—	15
Loss on extinguishment of debt	(42)	—	—	—	(42)
Other gain on investments, net	—	—	41	—	41
Other income, net of losses	51	—	350	(308)	93
Total other revenue	45	—	634	(308)	371
Total net (loss) revenue	(115)	—	1,585	(362)	1,108
Provision for loan losses	69	—	72	—	141
Noninterest expense
Compensation and benefits expense	153	—	205	(113)	245
Insurance losses and loss adjustment expenses	—	—	85	—	85
Other operating expenses	119	—	508	(195)	432
Total noninterest expense	272	—	798	(308)	762
(Loss) income from continuing operations before income tax (benefit) expense and undistributed income (loss) of subsidiaries	(456)	—	715	(54)	205
Income tax (benefit) expense from continuing operations	(189)	—	217	—	28
Net (loss) income from continuing operations	(267)	—	498	(54)	177
Income (loss) from discontinued operations, net of tax	152	15	(253)	—	(86)
Undistributed income (loss) of subsidiaries
Bank subsidiary	235	235	—	(470)	—
Nonbank subsidiaries	(29)	5	—	24	—
Net income	91	255	245	(500)	91
Other comprehensive income (loss), net of tax	4	(34)	24	10	4
Comprehensive income	$95	$221	$269	$(490)	$95

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Three months ended September 30, 2012 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$228	$—	$913	$—	$1,141
Interest and fees on finance receivables and loans — intercompany	23	—	4	(27)	—
Interest on loans held-for-sale	4	—	19	—	23
Interest and dividends on available-for-sale investment securities	—	—	64	—	64
Interest-bearing cash	7	—	1	—	8
Interest-bearing cash - intercompany	—	—	5	(5)	—
Operating leases	50	—	581	—	631
Total financing revenue and other interest income	312	—	1,587	(32)	1,867
Interest expense
Interest on deposits	14	—	144	—	158
Interest on short-term borrowings	15	—	5	—	20
Interest on long-term debt	680	—	175	(4)	851
Interest on intercompany debt	1	—	27	(28)	—
Total interest expense	710	—	351	(32)	1,029
Depreciation expense on operating lease assets	29	—	337	—	366
Net financing (loss) revenue	(427)	—	899	—	472
Dividends from subsidiaries
Nonbank subsidiaries	99	—	—	(99)	—
Other revenue
Servicing fees	46	—	45	—	91
Servicing asset valuation and hedge activities, net	—	—	134	—	134
Total servicing income, net	46	—	179	—	225
Insurance premiums and service revenue earned	—	—	262	—	262
Gain on mortgage and automotive loans, net	2	—	140	—	142
Other loss on investments, net	—	—	(23)	—	(23)
Other income, net of losses	48	120	305	(304)	169
Total other revenue	96	120	863	(304)	775
Total net (loss) revenue	(232)	120	1,762	(403)	1,247
Provision for loan losses	55	—	50	—	105
Noninterest expense
Compensation and benefits expense	175	121	83	(122)	257
Insurance losses and loss adjustment expenses	—	—	90	—	90
Other operating expenses	95	1	585	(183)	498
Total noninterest expense	270	122	758	(305)	845
(Loss) income from continuing operations before income tax (benefit) expense and undistributed income of subsidiaries	(557)	(2)	954	(98)	297
Income tax (benefit) expense from continuing operations	(304)	—	350	—	46
Net (loss) income from continuing operations	(253)	(2)	604	(98)	251
(Loss) income from discontinued operations, net of tax	(8)	—	141	—	133
Undistributed income of subsidiaries
Bank subsidiary	231	231	—	(462)	—
Nonbank subsidiaries	414	62	—	(476)	—
Net income	384	291	745	(1,036)	384
Other comprehensive income, net of tax	218	241	539	(780)	218
Comprehensive income	$602	$532	$1,284	$(1,816)	$602

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, 2013 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$674	$—	$2,719	$—	$3,393
Interest and fees on finance receivables and loans — intercompany	49	—	46	(95)	—
Interest on loans held-for-sale	—	—	19	—	19
Interest and dividends on available-for-sale investment securities	—	—	229	—	229
Interest-bearing cash	3	—	5	—	8
Interest-bearing cash — intercompany	—	—	6	(6)	—
Operating leases	355	—	1,999	—	2,354
Total financing revenue and other interest income	1,081	—	5,023	(101)	6,003
Interest expense
Interest on deposits	20	—	469	—	489
Interest on short-term borrowings	35	—	12	—	47
Interest on long-term debt	1,593	—	425	(5)	2,013
Interest on intercompany debt	43	—	52	(95)	—
Total interest expense	1,691	—	958	(100)	2,549
Depreciation expense on operating lease assets	267	—	1,182	—	1,449
Net financing (loss) revenue	(877)	—	2,883	(1)	2,005
Dividends from subsidiaries
Nonbank subsidiaries	5,217	3,659	—	(8,876)	—
Other revenue
Servicing fees	118	—	(4)	—	114
Servicing asset valuation and hedge activities, net	—	—	(213)	—	(213)
Total servicing income, net	118	—	(217)	—	(99)
Insurance premiums and service revenue earned	—	—	768	—	768
Gain on mortgage and automotive loans, net	—	—	52	—	52
Loss on extinguishment of debt	(42)	—	—	—	(42)
Other gain on investments, net	—	—	156	—	156
Other income, net of losses	128	—	1,116	(920)	324
Total other revenue	204	—	1,875	(920)	1,159
Total net revenue	4,544	3,659	4,758	(9,797)	3,164
Provision for loan losses	298	—	63	—	361
Noninterest expense
Compensation and benefits expense	505	—	622	(345)	782
Insurance losses and loss adjustment expenses	—	—	346	—	346
Other operating expenses	276	—	1,692	(575)	1,393
Total noninterest expense	781	—	2,660	(920)	2,521
Income from continuing operations before income tax (benefit) expense and undistributed income (loss) of subsidiaries	3,465	3,659	2,035	(8,877)	282
Income tax (benefit) expense from continuing operations	(749)	—	694	—	(55)
Net income from continuing operations	4,214	3,659	1,341	(8,877)	337
(Loss) income from discontinued operations, net of tax	(1,355)	(19)	1,293	1	(80)
Undistributed income (loss) of subsidiaries
Bank subsidiary	668	668	—	(1,336)	—
Nonbank subsidiaries	(3,270)	(2,395)	—	5,665	—
Net income	257	1,913	2,634	(4,547)	257
Other comprehensive loss, net of tax	(494)	(753)	(830)	1,583	(494)
Comprehensive (loss) income	$(237)	$1,160	$1,804	$(2,964)	$(237)

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, 2012 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$679	$—	$2,695	$—	$3,374
Interest and fees on finance receivables and loans — intercompany	80	—	17	(97)	—
Interest on loans held-for-sale	15	—	59	—	74
Interest on trading assets	—	—	10	—	10
Interest and dividends on available-for-sale investment securities	—	—	215	—	215
Interest-bearing cash	14	—	5	—	19
Interest-bearing cash - intercompany	—	—	14	(14)	—
Operating leases	137	—	1,562	—	1,699
Total financing revenue and other interest income	925	—	4,577	(111)	5,391
Interest expense
Interest on deposits	47	—	434	—	481
Interest on short-term borrowings	48	—	8	—	56
Interest on long-term debt	2,067	—	513	(12)	2,568
Interest on intercompany debt	—	1	94	(95)	—
Total interest expense	2,162	1	1,049	(107)	3,105
Depreciation expense on operating lease assets	60	—	946	—	1,006
Net financing (loss) revenue	(1,297)	(1)	2,582	(4)	1,280
Dividends from subsidiaries
Nonbank subsidiaries	419	—	—	(419)	—
Other revenue
Servicing fees	148	—	178	—	326
Servicing asset valuation and hedge activities, net	—	—	74	—	74
Total servicing income, net	148	—	252	—	400
Insurance premiums and service revenue earned	—	—	793	—	793
(Loss) gain on mortgage and automotive loans, net	(2)	—	250	—	248
Other gain on investments, net	—	—	130	—	130
Other income, net of losses	144	374	909	(904)	523
Total other revenue	290	374	2,334	(904)	2,094
Total net (loss) revenue	(588)	373	4,916	(1,327)	3,374
Provision for loan losses	113	—	123	—	236
Noninterest expense
Compensation and benefits expense	570	374	262	(376)	830
Insurance losses and loss adjustment expenses	—	—	337	—	337
Other operating expenses	986	1	1,046	(529)	1,504
Total noninterest expense	1,556	375	1,645	(905)	2,671
(Loss) income from continuing operations before income tax (benefit) expense and undistributed income of subsidiaries	(2,257)	(2)	3,148	(422)	467
Income tax (benefit) expense from continuing operations	(852)	—	883	—	31
Net (loss) income from continuing operations	(1,405)	(2)	2,265	(422)	436
Income (loss) from discontinued operations, net of tax	11	6	(655)	(2)	(640)
Undistributed income of subsidiaries
Bank subsidiary	729	729	—	(1,458)	—
Nonbank subsidiaries	461	261	—	(722)	—
Net (loss) income	(204)	994	1,610	(2,604)	(204)
Other comprehensive income, net of tax	199	212	502	(714)	199
Comprehensive (loss) income	$(5)	$1,206	$2,112	$(3,318)	$(5)

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Condensed Consolidating Balance Sheet

September 30, 2013 ($ in millions)	Parent (a)	Guarantors	Nonguarantors (a)	Consolidating adjustments	Ally consolidated
Assets
Cash and cash equivalents
Noninterest-bearing	$695	$29	$339	$—	$1,063
Noninterest-bearing — intercompany	76	—	—	(76)	—
Interest-bearing	2,251	—	3,235	—	5,486
Interest-bearing — intercompany	—	—	408	(408)	—
Total cash and cash equivalents	3,022	29	3,982	(484)	6,549
Investment securities	—	—	17,967	—	17,967
Loans held-for-sale, net	—	—	82	—	82
Finance receivables and loans, net
Finance receivables and loans, net	17,118	—	78,163	—	95,281
Intercompany loans to
Bank subsidiary	900	—	—	(900)	—
Nonbank subsidiaries	3,866	—	1,797	(5,663)	—
Allowance for loan losses	(303)	—	(895)	—	(1,198)
Total finance receivables and loans, net	21,581	—	79,065	(6,563)	94,083
Investment in operating leases, net	3,112	—	14,142	—	17,254
Intercompany receivables from
Bank subsidiary	164	—	—	(164)	—
Nonbank subsidiaries	365	—	616	(981)	—
Investment in subsidiaries
Bank subsidiary	14,740	14,740	—	(29,480)	—
Nonbank subsidiaries	11,235	115	—	(11,350)	—
Premiums receivable and other insurance assets	—	—	1,666	(17)	1,649
Other assets	3,247	—	4,182	(370)	7,059
Assets of operations held-for-sale	656	—	5,257	—	5,913
Total assets	$58,122	$14,884	$126,959	$(49,409)	$150,556
Liabilities
Deposit liabilities
Noninterest-bearing	$—	$—	$66	$—	$66
Noninterest-bearing — intercompany	—	—	76	(76)	—
Interest-bearing	550	—	51,415	—	51,965
Total deposit liabilities	550	—	51,557	(76)	52,031
Short-term borrowings	3,200	—	2,815	—	6,015
Long-term debt	27,986	—	32,715	—	60,701
Intercompany debt to
Nonbank subsidiaries	2,205	—	4,766	(6,971)	—
Intercompany payables to
Bank subsidiary	303	—	—	(303)	—
Nonbank subsidiaries	636	—	223	(859)	—
Interest payable	717	—	261	—	978
Unearned insurance premiums and service revenue	—	—	2,332	—	2,332
Accrued expenses and other liabilities	3,464	85	1,657	(370)	4,836
Liabilities of operations held-for-sale	—	—	4,602	—	4,602
Total liabilities	39,061	85	100,928	(8,579)	131,495
Total equity	19,061	14,799	26,031	(40,830)	19,061
Total liabilities and equity	$58,122	$14,884	$126,959	$(49,409)	$150,556

(a)	Amounts presented are based upon the legal transfer of the underlying assets to VIEs in order to reflect legal ownership.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

December 31, 2012 ($ in millions)	Parent (a)	Guarantors	Nonguarantors (a)	Consolidating adjustments	Ally consolidated
Assets
Cash and cash equivalents
Noninterest-bearing	$729	$—	$344	$—	$1,073
Noninterest-bearing — intercompany	39	—	—	(39)	—
Interest-bearing	3,204	—	3,236	—	6,440
Interest-bearing — intercompany	—	—	452	(452)	—
Total cash and cash equivalents	3,972	—	4,032	(491)	7,513
Investment securities	—	—	14,178	—	14,178
Loans held-for-sale, net	—	—	2,576	—	2,576
Finance receivables and loans, net
Finance receivables and loans, net	12,486	—	86,569	—	99,055
Intercompany loans to
Bank subsidiary	1,600	—	—	(1,600)	—
Nonbank subsidiaries	3,514	—	672	(4,186)	—
Allowance for loan losses	(170)	—	(1,000)	—	(1,170)
Total finance receivables and loans, net	17,430	—	86,241	(5,786)	97,885
Investment in operating leases, net	2,003	—	11,547	—	13,550
Intercompany receivables from
Bank subsidiary	677	—	—	(677)	—
Nonbank subsidiaries	315	334	378	(1,027)	—
Investment in subsidiaries
Bank subsidiary	14,288	14,288	—	(28,576)	—
Nonbank subsidiaries	19,180	3,723	—	(22,903)	—
Mortgage servicing rights	—	—	952	—	952
Premiums receivable and other insurance assets	—	—	1,609	—	1,609
Other assets	2,514	—	9,968	(574)	11,908
Assets of operations held-for-sale	855	762	30,582	(23)	32,176
Total assets	$61,234	$19,107	$162,063	$(60,057)	$182,347
Liabilities
Deposit liabilities
Noninterest-bearing	$—	$—	$1,977	$—	$1,977
Noninterest-bearing — intercompany	—	—	39	(39)	—
Interest-bearing	983	—	44,955	—	45,938
Total deposit liabilities	983	—	46,971	(39)	47,915
Short-term borrowings	3,094	—	4,367	—	7,461
Long-term debt	32,342	—	42,219	—	74,561
Intercompany debt to
Nonbank subsidiaries	530	—	5,708	(6,238)	—
Intercompany payables to
Bank subsidiary	752	—	—	(752)	—
Nonbank subsidiaries	674	—	278	(952)	—
Interest payable	748	—	184	—	932
Unearned insurance premiums and service revenue	—	—	2,296	—	2,296
Accrued expenses and other liabilities	2,187	451	4,517	(570)	6,585
Liabilities of operations held-for-sale	26	725	21,948	—	22,699
Total liabilities	41,336	1,176	128,488	(8,551)	162,449
Total equity	19,898	17,931	33,575	(51,506)	19,898
Total liabilities and equity	$61,234	$19,107	$162,063	$(60,057)	$182,347

(a)	Amounts presented are based upon the legal transfer of the underlying assets to VIEs in order to reflect legal ownership.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Condensed Consolidating Statement of Cash Flows

Nine months ended September 30, 2013 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Operating activities
Net cash provided by operating activities	$5,198	$3,514	$4,528	$(8,875)	$4,365
Investing activities
Purchases of available-for-sale securities	—	—	(12,747)	—	(12,747)
Proceeds from sales of available-for-sale securities	—	—	4,721	—	4,721
Proceeds from maturities and repayments of available-for-sale securities	—	—	3,893	—	3,893
Net (increase) decrease in finance receivables and loans	(3,527)	79	6,192	—	2,744
Net decrease (increase) in loans — intercompany	347	251	(1,376)	778	—
Net increase in operating lease assets	(1,111)	—	(4,060)	—	(5,171)
Capital contributions to subsidiaries	(176)	—	—	176	—
Returns of contributed capital	769	150		(919)	—
Sales of mortgage servicing rights	—	—	911	—	911
Proceeds from sale of business units, net	1,123	554	5,260	—	6,937
Net change in restricted cash	—	(26)	2,323	—	2,297
Other, net	(200)	—	145	—	(55)
Net cash (used in) provided by investing activities	(2,775)	1,008	5,262	35	3,530
Financing activities
Net change in short-term borrowings — third party	105	36	(1,077)	—	(936)
Net (decrease) increase in deposits	(433)	—	4,527	(37)	4,057
Proceeds from issuance of long-term debt — third party	2,213	—	11,134	—	13,347
Repayments of long-term debt — third party	(6,331)	(70)	(20,324)	—	(26,725)
Net change in debt — intercompany	1,674	(271)	(669)	(734)	—
Dividends paid — third party	(601)	—	—	—	(601)
Dividends paid and returns of contributed capital — intercompany	—	(4,217)	(5,577)	9,794	—
Capital contributions from parent	—	29	147	(176)	—
Net cash used in financing activities	(3,373)	(4,493)	(11,839)	8,847	(10,858)
Effect of exchange-rate changes on cash and cash equivalents	—	—	47	—	47
Net (decrease) increase in cash and cash equivalents	(950)	29	(2,002)	7	(2,916)
Adjustment for change in cash and cash equivalents of operations held-for-sale	—	—	1,952	—	1,952
Cash and cash equivalents at beginning of year	3,972	—	4,032	(491)	7,513
Cash and cash equivalents at September 30	$3,022	$29	$3,982	$(484)	$6,549

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, 2012 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Operating activities
Net cash (used in) provided by operating activities	$(104)	$34	$5,339	$(424)	$4,845
Investing activities
Purchases of available-for-sale securities	—	—	(9,592)	—	(9,592)
Proceeds from sales of available-for-sale securities	—	—	6,774	—	6,774
Proceeds from maturities and repayments of available-for-sale securities	—	—	4,940	—	4,940
Net (increase) decrease in finance receivables and loans	(1,857)	84	(6,152)	—	(7,925)
Proceeds from sales of finance receivables and loans	352	—	1,977	—	2,329
Net decrease in loans — intercompany	1,989	227	281	(2,497)	—
Net increase in operating lease assets	(928)	—	(3,381)	—	(4,309)
Capital contributions to subsidiaries	(56)	—	—	56	—
Returns of contributed capital	1,926	—	—	(1,926)	—
Net cash effect from deconsolidation of ResCap	—	—	(539)	—	(539)
Proceeds from sale of business units, net	29	—	487	—	516
Net change in restricted cash	—	(20)	112	—	92
Other, net	(155)	—	138	—	(17)
Net cash provided by (used in) investing activities	1,300	291	(4,955)	(4,367)	(7,731)
Financing activities
Net change in short-term borrowings — third party	336	1	(2,010)	—	(1,673)
Net (decrease) increase in deposits	(436)	—	5,116	(33)	4,647
Proceeds from issuance of long-term debt — third party	3,092	—	24,428	—	27,520
Repayments of long-term debt — third party	(3,392)	(46)	(19,470)	—	(22,908)
Net change in debt — intercompany	474	(281)	(2,216)	2,023	—
Dividends paid — third party	(601)	—	—	—	(601)
Dividends paid and returns of contributed capital — intercompany	—	(11)	(2,339)	2,350	—
Capital contributions from parent	—	—	56	(56)	—
Net cash (used in) provided by financing activities	(527)	(337)	3,565	4,284	6,985
Effect of exchange-rate changes on cash and cash equivalents	(53)	—	52	—	(1)
Net increase (decrease) in cash and cash equivalents	616	(12)	4,001	(507)	4,098
Adjustment for change in cash and cash equivalents of operations held-for-sale	—	—	24	—	24
Cash and cash equivalents at beginning of year	6,261	14	7,276	(516)	13,035
Cash and cash equivalents at September 30	$6,877	$2	$11,301	$(1,023)	$17,157
26.    Contingencies and Other Risks
In the normal course of business, we enter into transactions that expose us to varying degrees of risk. For additional information on contingencies and other risks arising from such transactions, refer to Note 29 to the Consolidated Financial Statements in our 2012 Annual Report.
Mortgage-Related Matters
ResCap Bankruptcy Filing
Our mortgage operations were historically a significant portion of our operations and were conducted primarily through our Residential Capital, LLC (ResCap) subsidiary. On May 14, 2012, ResCap and certain of its wholly-owned direct and indirect subsidiaries (collectively, the Debtors) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court). On May 14, 2013, Ally Financial Inc., on behalf of itself and certain of its subsidiaries (collectively, AFI) entered into a Plan Support Agreement (the PSA) with the Debtors, the official committee of unsecured creditors appointed in the Debtors' Chapter 11 cases, and certain other creditors. On June 26, 2013, the Bankruptcy Court entered an order approving the PSA. On July 3, 2013, the Debtors filed the bankruptcy plan (the Plan) and related disclosure statement (the Disclosure Statement) with the Bankruptcy Court. The Bankruptcy Court entered an order approving the Disclosure Statement on August 23, 2013, and the Plan confirmation hearing is currently scheduled to commence on November 19, 2013. For further information with respect to the bankruptcy, refer to Note 1.

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
As described in Note 1, on July 26, 2013, the Bankruptcy Court approved an amendment to the Consent Order (the Consent Order Amendment) which, among other things, required the Debtors to escrow approximately $230 million (the FRB Settlement Amount) in exchange for the FRB ceasing the foreclosure review mandated under the Consent Order (the FRB Foreclosure Review). As a result of the Consent Order Amendment, the Debtors are no longer responsible for the FRB Foreclosure Review, and the FRB Settlement Amount will be distributed to individual borrowers in full satisfaction of the Debtors' foreclosure review obligations.
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
Mortgage-backed Securities Litigation
Ally Financial Inc. and certain of its subsidiaries are named as defendants in various cases relating to ResCap mortgage-backed securities and certain other mortgage-related matters (collectively, the Mortgage Cases). The PSA requires the parties to support a Chapter 11 plan in the Debtors' Chapter 11 cases that will, among other things, settle and provide AFI full releases for all existing and potential claims between AFI and the Debtors, including all representation and warranty claims that reside with the Debtors, and all pending and potential claims held by third parties (the Third Party Releases) related to the Debtors that could be brought against AFI, including the Mortgage Cases. The Plan fully incorporates the terms of the PSA, including the Debtor Releases, as well as the Third Party Releases. As of the date hereof, AFI has agreed to settlements with each of the Federal Housing Finance Agency (the FHFA) and the Federal Deposit Insurance Corporation, as receiver for certain failed banks (the FDIC), which provide, among other things, that in exchange for a monetary payment, the FHFA’s and FDIC’s pending litigation against AFI will be dismissed, and the claims will no longer be included as exceptions to the Third Party Releases. Refer to Note 1 for further information.
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
In addition, the Consumer Financial Protection Bureau (CFPB) is currently investigating credit practices of certain participants in the automotive finance industry. In connection with these investigations, the staff of the CFPB has recently advised us that they believe we have an obligation to prevent independent automotive dealers with which we do business from engaging in certain retail financing practices that the CFPB staff believes violate the anti-discrimination provisions of the Equal Credit Opportunity Act, and that we have failed to fulfill this obligation. We understand that the CFPB has similarly advised other automobile finance companies. We are currently in discussions with the CFPB with respect to these matters. It is possible that this could result in material adverse consequences including, without limitation, settlements, fines, penalties, adverse regulatory actions, changes in our business practices, or other actions. However, we are unable to estimate any potential financial or other impact at this time that could result from these investigations, should any occur.
Loan Repurchases and Obligations Related to Loan Sales
Representation and Warranty Obligation Reserve Methodology
The representation and warranty reserve was $44 million at September 30, 2013 with respect to our sold and serviced loans for which we have retained representation and warranty obligation. The liability for representation and warranty obligations reflects management's best estimate of probable losses with respect to Ally Bank's mortgage loans sold to Freddie Mac and Fannie Mae. We considered historical and recent demand trends in establishing the reserve. The methodology used to estimate the reserve considers a variety of assumptions including

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

borrower performance (both actual and estimated future defaults), repurchase demand behavior, historical loan defect experience, historical mortgage insurance rescission experience, and historical and estimated future loss experience, which includes projections of future home price changes as well as other qualitative factors including investor behavior. It is difficult to predict and estimate the level and timing of any potential future demands. In cases where we may not be able to reasonably estimate losses, a liability is not recognized. Management monitors the adequacy of the overall reserve and makes adjustments to the level of reserve, as necessary, after consideration of other qualitative factors including ongoing dialogue and experience with counterparties. At the time a loan is sold, an estimate of the fair value of the liability is recorded and classified in accrued expenses and other liabilities on our Condensed Consolidated Balance Sheet and recorded as a component of gain (loss) on mortgage and automotive loans, net, in our Condensed Consolidated Statement of Comprehensive Income. We recognize changes in the liability when additional relevant information becomes available. Changes in the estimate are recorded as other operating expenses in our Condensed Consolidated Statement of Comprehensive Income.
On April 16, 2013, we completed the sales of agency MSRs to Ocwen and Quicken. The sale to Ocwen included the transfer of the origination representation and warranty liabilities (but not those related to servicing) on any and all claims following the sale of the MSRs through an indemnification agreement. However, Ally Bank retained all representation and warranty liability related to loans previously liquidated with a loss (e.g. GSEs completed a foreclosure) as well as the liability on outstanding claims at the time of the sale. The MSRs sale to Quicken did not include the transfer of representation and warranty liabilities. The repurchase reserve at September 30, 2013 reflects expected losses associated with the contractual obligation retained.
The following table summarizes the changes in our reserve for representation and warranty obligations.

Three months ended September 30, ($ in millions)	2013	2012
Balance at July 1,	$25	$124
Provision for mortgage representation and warranty expenses
Loan sales	—	3
Change in estimate — continuing operations	22	30
Total additions	22	33
Resolved claims (a)	(3)	(30)
Recoveries	—	—
Balance at September 30,	$44	$127

(a)	Includes principal losses and accrued interest on repurchased loans, indemnification payments, and settlements with counterparties.

Nine months ended September 30, ($ in millions)	2013 (a)	2012 (b)
Balance at January 1,	$105	$825
Provision for mortgage representation and warranty expenses
Loan sales	5	11
Change in estimate — continuing operations	103	67
Total additions	108	78
Resolved claims (c)	(44)	(117)
Recoveries	2	6
Other (d)	(127)	(665)
Balance at September 30,	$44	$127

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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

27.    Subsequent Events
Declaration of Quarterly Dividend Payments
On October 1, 2013, the Ally Board of Directors declared quarterly dividend payments on certain outstanding preferred stock. A quarterly dividend payment was declared on our Fixed Rate Cumulative Mandatorily Convertible Preferred Stock, Series F-2, of $1.125 per share, or a total of $134 million, and is payable to the U.S. Department of Treasury. A quarterly dividend payment was also declared on our Fixed Rate Cumulative Perpetual Preferred Stock, Series G, of $17.50 per share, or a total of $45 million, and is payable to shareholders of record as of November 1, 2013. Additionally, a dividend payment was declared on our Fixed Rate/Floating Rate Perpetual Preferred Stock, Series A, of $0.53 per share, or a total of $22 million, and is payable to shareholders of record as of November 1, 2013. The dividends are payable on November 15, 2013.
Remaining Latin American Operations Sale
On October 1, 2013, we completed the sale of our remaining Latin American Operations, which included our operations in Brazil, to General Motors Financial Company, Inc., a wholly-owned subsidiary of General Motors Co. We received approximately $611 million in total consideration for the business at closing, which is subject to certain post-closing adjustments based on the actual net asset value of the business and certain other items.

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
The following table presents selected statement of income data.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2013	2012	2013	2012
Total financing revenue and other interest income	$2,039	$1,867	$6,003	$5,391
Interest expense	787	1,029	2,549	3,105
Depreciation expense on operating lease assets	515	366	1,449	1,006
Net financing revenue	737	472	2,005	1,280
Total other revenue	371	775	1,159	2,094
Total net revenue	1,108	1,247	3,164	3,374
Provision for loan losses	141	105	361	236
Total noninterest expense	762	845	2,521	2,671
Income from continuing operations before income tax expense (benefit)	205	297	282	467
Income tax expense (benefit) from continuing operations	28	46	(55)	31
Net income from continuing operations	177	251	337	436
(Loss) income from discontinued operations, net of tax	(86)	133	(80)	(640)
Net income (loss)	$91	$384	$257	$(204)
Basic and diluted earnings per common share:
Net (loss) income from continuing operations	$(18)	$38	$(199)	$(124)
Net (loss) income	(82)	138	(259)	(605)
Non-GAAP financial measures (a):
Net income (loss)	$91	$384	$257	$(204)
Add: Original issue discount amortization expense (b)	64	76	182	280
Add: Income tax expense (benefit) from continuing operations	28	46	(55)	31
Less: (Loss) income from discontinued operations, net of tax	(86)	133	(80)	(640)
Core pretax income (a)	$269	$373	$464	$747

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

(b)	Primarily represents original issue discount amortization expense associated with the 2008 bond exchange.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table presents selected balance sheet and ratio data.

	At and for the three months ended September 30,		At and for the nine months ended September 30,
($ in millions)	2013	2012	2013	2012
Selected period-end balance sheet data:
Total assets	$150,556	$182,482	$150,556	$182,482
Long-term debt	$60,701	$93,028	$60,701	$93,028
Preferred stock	$6,940	$6,940	$6,940	$6,940
Total equity	$19,061	$18,674	$19,061	$18,674
Financial ratios
Efficiency ratio (a)	68.77%	67.76%	79.68%	79.16%
Core efficiency ratio (a)	65.02%	63.87%	75.34%	73.10%
Return on assets
Net income from continuing operations	0.47%	0.55%	0.28%	0.32%
Net income (loss)	0.24%	0.84%	0.22%	(0.15)%
Core pretax income	0.71%	0.81%	0.39%	0.54%
Return on equity
Net income from continuing operations	3.69%	5.39%	2.30%	3.07%
Net income (loss)	1.90%	8.25%	1.75%	(1.43)%
Core pretax income	5.60%	8.01%	3.16%	5.26%
Equity to assets	12.65%	10.15%	12.38%	10.32%
Net interest spread (b)	1.84%	1.12%	1.68%	1.06%
Net interest spread excluding original issue discount (b)	2.09%	1.41%	1.91%	1.42%
Net yield on interest-earning assets (c)	2.15%	1.38%	1.97%	1.29%
Net yield on interest-earning assets excluding original issue discount (c)	2.34%	1.60%	2.15%	1.58%
Regulatory capital ratios
Tier 1 capital (to risk-weighted assets) (d)	15.37%	13.58%	15.37%	13.58%
Total risk-based capital (to risk-weighted assets) (e)	16.40%	14.57%	16.40%	14.57%
Tier 1 leverage (to adjusted quarterly average assets) (f)	13.16%	11.24%	13.16%	11.24%
Total equity	$19,061	$18,674	$19,061	$18,674
Goodwill and certain other intangibles	(188)	(497)	(188)	(497)
Unrealized gains and other adjustments	(1,846)	(308)	(1,846)	(308)
Trust preferred securities	2,544	2,543	2,544	2,543
Tier 1 capital (d)	19,571	20,412	19,571	20,412
Preferred stock	(6,940)	(6,940)	(6,940)	(6,940)
Trust preferred securities	(2,544)	(2,543)	(2,544)	(2,543)
Tier 1 common capital (non-GAAP) (g)	$10,087	$10,929	$10,087	$10,929
Risk-weighted assets (h)	$127,348	$150,302	$127,348	$150,302
Tier 1 common (to risk-weighted assets) (g)	7.92%	7.27%	7.92%	7.27%

(a)
The efficiency ratio equals total noninterest expense divided by total net revenue. The core efficiency ratio equals total noninterest expense divided by total net revenue excluding original issue discount amortization expense and gain on extinguishment of debt related to the 2008 bond exchange.

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
Remaining sales transactions for our Automotive Finance discontinued operations are expected to close in 2013 and possibly 2014. We believe that when all of the sales are completed, we will realize a cumulative net gain on the sale.
Primary Lines of Business
Dealer Financial Services, which includes our Automotive Finance and Insurance operations, and Mortgage are our primary lines of business. The following table summarizes the operating results excluding discontinued operations of each line of business. Operating results for each of the lines of business are more fully described in the MD&A sections that follow.

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2013	2012	Favorable/ (unfavorable) % change	2013	2012	Favorable/ (unfavorable) % change
Total net revenue (loss)
Dealer Financial Services
Automotive Finance operations	$865	$803	8	$2,557	$2,315	10
Insurance operations	309	247	25	969	913	6
Mortgage operations	32	491	(93)	56	1,014	(94)
Corporate and Other	(98)	(294)	67	(418)	(868)	52
Total	$1,108	$1,247	(11)	$3,164	$3,374	(6)
Income (loss) from continuing operations before income tax expense (benefit)
Dealer Financial Services
Automotive Finance operations	$339	$337	1	$1,064	$1,018	5
Insurance operations	83	13	n/m	189	133	42
Mortgage operations	(4)	331	(101)	(251)	496	(151)
Corporate and Other	(213)	(384)	45	(720)	(1,180)	39
Total	$205	$297	(31)	$282	$467	(40)
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

Our Insurance operations offer both consumer finance and insurance products sold primarily through the automotive dealer channel, and commercial insurance products sold to dealers. As part of our focus on offering dealers a broad range of consumer finance and insurance products, we provide vehicle service contracts, maintenance coverage, and Guaranteed Automobile Protection (GAP) products. We also underwrite selected commercial insurance coverage, which primarily insures dealers' vehicle inventories.

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

On August 19, 2013, we entered into investment agreements, with certain accredited investors, to issue and sell in a private placement an aggregate of 166,667 shares of our common stock, $0.01 par value per share, at an aggregate price of $1 billion. The completion of the private placement is subject to certain conditions, including, among others, receipt of the non-objection of the Board of Governors of the Federal Reserve System to our re-submitted capital plan under the Comprehensive Capital Analysis and Review 2013, the repurchase by Ally of all of our outstanding shares of Series F-2 preferred stock, and the elimination or relinquishment of any right of the holder of Series F-2 preferred stock to receive additional shares of common stock in certain circumstances pursuant to Section 6(a)(i)(B) of the certificate of designations of the Series F-2 preferred stock. Further, the investment agreements may be terminated if the investments are not consummated by November 30, 2013.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Consolidated Results of Operations
The following table summarizes our consolidated operating results excluding discontinued operations for the periods shown. Refer to the operating segment sections of the MD&A that follows for a more complete discussion of operating results by line of business.

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2013	2012	Favorable/ (unfavorable) % change	2013	2012	Favorable/ (unfavorable) % change
Net financing revenue
Total financing revenue and other interest income	$2,039	$1,867	9	$6,003	$5,391	11
Interest expense	787	1,029	24	2,549	3,105	18
Depreciation expense on operating lease assets	515	366	(41)	1,449	1,006	(44)
Net financing revenue	737	472	56	2,005	1,280	57
Other revenue
Net servicing income (loss)	13	225	(94)	(99)	400	n/m
Insurance premiums and service revenue earned	251	262	(4)	768	793	(3)
Gain on mortgage and automotive loans, net	15	142	(89)	52	248	(79)
Loss on extinguishment of debt	(42)	—	(100)	(42)	—	(100)
Other gain (loss) on investments, net	41	(23)	n/m	156	130	20
Other income, net of losses	93	169	(45)	324	523	(38)
Total other revenue	371	775	(52)	1,159	2,094	(45)
Total net revenue	1,108	1,247	(11)	3,164	3,374	(6)
Provision for loan losses	141	105	(34)	361	236	(53)
Noninterest expense
Compensation and benefits expense	245	257	5	782	830	6
Insurance losses and loss adjustment expenses	85	90	6	346	337	(3)
Other operating expenses	432	498	13	1,393	1,504	7
Total noninterest expense	762	845	10	2,521	2,671	6
Income from continuing operations before income tax expense (benefit)	205	297	(31)	282	467	(40)
Income tax expense (benefit) from continuing operations	28	46	39	(55)	31	n/m
Net income from continuing operations	$177	$251	(29)	$337	$436	(23)
n/m = not meaningful
We earned net income from continuing operations of $177 million and $337 million for the three months and nine months ended September 30, 2013, respectively, compared to $251 million and $436 million for the three months and nine months ended September 30, 2012, respectively. Net income from continuing operations for the three months and nine months ended September 30, 2013 was unfavorably impacted by our Mortgage operations, primarily due to the exit of all non-strategic mortgage-related activities, including consumer mortgage-lending production associated with government-sponsored refinancing programs, our warehouse lending operations, and our agency MSRs portfolio. The decreases were partially offset by lower original issue discount (OID) amortization expense related to bond maturities and normal monthly amortization, lower funding costs, and favorable income tax expense (benefit) from continuing operations.
Total financing revenue and other interest income increased $172 million and $612 million for the three months and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. The increases resulted primarily from an increase in operating lease revenue and consumer financing revenue for our Automotive Finance operations driven primarily by an increase in consumer asset levels as a result of strong GM lease originations. Additionally, we continued to prudently expand our nonprime origination volume across a broad credit spectrum, effecting margin expansion. This increase was partially offset by lower mortgage loan production as a result of the wind-down of our consumer held-for-sale portfolio, run-off of our held-for-investment portfolio, and the shutdown of our warehouse lending operations.
Interest expense decreased 24% and 18% for the three months and nine months ended September 30, 2013, respectively, compared to the same periods in 2012, primarily due to lower funding costs as a result of continued deposit growth and the refinancing of higher-cost legacy debt, and a decrease in OID amortization expense. OID amortization expense decreased $12 million and $100 million for the three months and nine months ended September 30, 2013, respectively, compared to the same periods in 2012, due to bond maturities and normal monthly amortization.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Depreciation expense on operating lease assets increased 41% and 44% for the three months and nine months ended September 30, 2013, respectively, compared to the same periods in 2012, primarily due to higher lease asset balances as a result of strong lease origination volume, partially offset by higher lease remarketing gains.
We earned net servicing income of $13 million and incurred a net servicing loss of $99 million for the three months and nine months ended September 30, 2013, respectively, compared to net servicing income of $225 million and $400 million for the same periods in 2012. The decreases were primarily due to the completed sales of our agency MSRs portfolio to Ocwen and Quicken in the second quarter of 2013.
Gain on mortgage and automotive loans decreased $127 million and $196 million for the three months and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. The decreases were primarily related to lower consumer mortgage-lending production through our direct lending channel and margins associated with government-sponsored refinancing programs as a result of our decision to substantially exit mortgage-related activities. Furthermore, while we continue to evaluate opportunistic use of whole-loan sales as a source of funding in our Automotive Finance operations, we have not executed any whole-loan sales during the three months and nine months ended September 30, 2013 and have primarily focused on securitization and deposit-based funding sources.
Loss on extinguishment of debt increased $42 million for the three months and nine months ended September 30, 2013, respectively, compared to the same periods in 2012 due to the accelerated recognition of issuance expenses related to calls of redeemable debt.
Other gain on investments, net, was $41 million and $156 million for the three months and nine months ended September 30, 2013, respectively, compared to losses of $23 million and gains of $130 million for the same periods in 2012. The increases were primarily due to market conditions, resulting in lower recognition of other-than-temporary impairment, and increased sales of investments.
Other income, net of losses, decreased 45% and 38% for the three months and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. The decreases were primarily due to lower fee income and net origination revenue related to decreased consumer mortgage-lending production associated with government-sponsored refinancing programs, partially offset by a fair value adjustment on derivatives related to the wind-down of our MSR portfolio.
The provision for loan losses was $141 million and $361 million, respectively, for the three months and nine months ended September 30, 2013, compared to $105 million and $236 million for the same periods in 2012. The increases for the three months and nine months ended September 30, 2013 were primarily due to the continued execution of our underwriting strategy to prudently expand our originations of consumer automotive assets across a broader credit spectrum, which was significantly narrowed during the most recent economic recession, and the growth in our U.S. consumer automotive portfolio.
Total noninterest expense decreased 10% and 6% for the three months and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. The decreases were primarily due to lower consumer mortgage-lending production through our direct lending channel and the broker fee associated with those government-sponsored refinancing programs, and lower representation and warranty expense. Lower representation and warranty expense was primarily due to the establishment of our representation and warranty liability during the second quarter of 2012 resulting from the deconsolidation of ResCap; however, this was partially offset by an increase in representation and warranty expense driven by an increase in repurchase claim activity during the three months ended September 30, 2013.
We recognized consolidated income tax expense from continuing operations of $28 million and an income tax benefit from continuing operations of $55 million for the three months and nine months ended September 30, 2013, respectively, compared to income tax expense of $46 million and $31 million for the same periods in 2012. The decrease in income tax expense for the nine months ended September 30, 2013 was primarily related to the benefit in 2013 from the retroactive reinstatement of the active financing exception by the American Taxpayer Relief Act of 2012 and from the release of valuation allowance related to the measurement of foreign tax credit carryforwards anticipated to be utilized in the future.
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

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2013	2012	Favorable/ (unfavorable) % change	2013	2012	Favorable/ (unfavorable) % change
Net financing revenue
Consumer	$763	$719	6	$2,242	$2,088	7
Commercial	246	283	(13)	795	858	(7)
Loans held-for-sale	—	4	(100)	—	15	(100)
Operating leases	832	631	32	2,354	1,699	39
Other interest income	5	12	(58)	18	42	(57)
Total financing revenue and other interest income	1,846	1,649	12	5,409	4,702	15
Interest expense	531	555	4	1,610	1,645	2
Depreciation expense on operating lease assets	515	366	(41)	1,449	1,006	(44)
Net financing revenue	800	728	10	2,350	2,051	15
Other revenue
Servicing fees	13	26	(50)	48	86	(44)
Gain on automotive loans, net	—	2	(100)	—	41	(100)
Other income	52	47	11	159	137	16
Total other revenue	65	75	(13)	207	264	(22)
Total net revenue	865	803	8	2,557	2,315	10
Provision for loan losses	150	101	(49)	350	194	(80)
Noninterest expense
Compensation and benefits expense	110	99	(11)	327	304	(8)
Other operating expenses	266	266	—	816	799	(2)
Total noninterest expense	376	365	(3)	1,143	1,103	(4)
Income from continuing operations before income tax expense (benefit)	$339	$337	1	$1,064	$1,018	5
Total assets	$108,609	$123,252	(12)	$108,609	$123,252	(12)
Our Automotive Finance operations earned income from continuing operations before income tax expense of $339 million and $1.1 billion for the three months and nine months ended September 30, 2013, respectively, compared to $337 million and $1.0 billion for the three months and nine months ended September 30, 2012, respectively. Results for the three months and nine months ended September 30, 2013 were favorably impacted by higher consumer and operating lease revenues driven by growth in the consumer loan and operating lease portfolios, offset mostly by lower commercial and other revenue, higher depreciation expense on operating lease assets related to growth in the lease portfolio, and higher provision for loan losses primarily driven by the continued execution of our underwriting strategy to prudently expand our originations of consumer automotive assets across a broader credit spectrum.
Consumer financing revenue increased $44 million and $154 million for the three months and nine months ended September 30, 2013, respectively, compared to the same periods in 2012, due to an increase in consumer asset levels primarily related to continued strong loan origination volume primarily due to an increase in GM new vehicle originations resulting from stronger lease volume relative to the pay-down of the existing portfolio, as well as a lack of use of whole-loan sales as a funding source in recent periods. However, our penetration levels for new retail automotive loans with GM are lower than those of 2012, and our originations of Chrysler subvented retail financing and leases with residual and rate support have ceased, but we continue to participate in standard rate lease and retail products in the Chrysler channel. The increase in consumer revenue from loan origination volume was partially offset by slightly lower yields as a result of the competitive market environment for automotive financing.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Commercial financing revenue decreased 13% and 7% for the three months and nine months ended September 30, 2013, respectively, compared to the same periods in 2012, primarily due to lower yields as a result of competitive markets for automotive commercial financing coupled with lower commercial loan balances as a result of the reduction in the wholesale dealer floorplan portfolio.
Operating lease revenue increased 32% and 39% for the three months and nine months ended September 30, 2013, respectively, compared to the same periods in 2012, primarily due to higher lease asset balances as a result of strong origination volume primarily driven by an increase in GM marketing incentives.
Depreciation expense on operating lease assets increased 41% and 44% for the three months and nine months ended September 30, 2013, respectively, compared to the same periods in 2012, primarily due to higher lease asset balances as a result of strong lease origination volume, partially offset by higher lease remarketing gains.
Servicing fee income decreased 50% and 44% for the three months and nine months ended September 30, 2013, respectively, compared to the same periods in 2012, due to lower levels of off-balance sheet retail serviced assets.
Gains from the sale of automotive loans were $0 for both the three months and nine months ended September 30, 2013, compared to $2 million and $41 million for the same periods in 2012. While we continue to evaluate opportunistic use of whole-loan sales as a source of funding, we have primarily focused on securitization and deposit-based funding sources in 2013.
Other income increased $5 million and $22 million for the three months and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. The increase for the nine months ended September 30, 2013 was primarily due to a one-time fee earned from a vendor that did not occur during the nine months ended September 30, 2012.
The provision for loan losses was $150 million and $350 million for the three months and nine months ended September 30, 2013, respectively, compared to $101 million and $194 million for the same periods in 2012. The increases for the three months and nine months ended September 30, 2013 were primarily due to the continued execution of our underwriting strategy to prudently expand our originations of consumer automotive assets across a broader credit spectrum, which was significantly narrowed during the most recent economic recession, and the growth in our U.S. consumer automotive portfolio.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Automotive Financing Volume
Consumer Automotive Financing Volume
The following tables summarize our new and used vehicle consumer financing volume, including lease, and our share of consumer sales in the United States.

	Consumer automotive financing volume		% Share of consumer sales
Three months ended September 30, (units in thousands)	2013	2012	2013	2012
GM new vehicles	167	144	28	29
Chrysler new vehicles	38	81	10	25
Other non-GM / Chrysler new vehicles	20	21
Used vehicles	131	114
Total consumer automotive financing volume	356	360

	Consumer automotive financing volume		% Share of consumer sales
Nine months ended September 30, (units in thousands)	2013	2012	2013	2012
GM new vehicles	479	443	29	30
Chrysler new vehicles	167	247	16	27
Other non-GM / Chrysler new vehicles	60	65
Used vehicles	382	380
Total consumer automotive financing volume	1,088	1,135
Consumer automotive financing volume decreased slightly during the three months and nine months ended September 30, 2013, compared to the same periods in 2012, primarily due to a decrease in Chrysler new subvented vehicle originations as a result of the expiration of our operating agreement on April 30, 2013. The decreases were partially offset by an increase in used volume and GM new vehicle originations resulting from stronger lease volume.
The following tables present the total U.S. consumer origination dollars and percentage mix by product type.

	Consumer automotive financing originations		% Share of originations
Three months ended September 30, ($ in millions)	2013	2012	2013	2012
GM new vehicles
New retail standard	$1,692	$1,595	18	17
New retail subvented	1,050	900	11	9
Lease	2,527	1,949	26	20
Total GM new vehicle originations	5,269	4,444
Chrysler new vehicles
New retail standard	790	1,143	8	12
New retail subvented	—	478	—	5
Lease	275	611	3	6
Total Chrysler new vehicle originations	1,065	2,232
Other new retail vehicles	620	555	6	6
Other lease	42	23	1	1
Used vehicles	2,591	2,324	27	24
Total consumer automotive financing originations	$9,587	$9,578

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

	Consumer automotive financing originations		% Share of originations
Nine months ended September 30, ($ in millions)	2013	2012	2013	2012
GM new vehicles
New retail standard	$4,796	$4,732	16	16
New retail subvented	3,596	4,556	12	15
Lease	6,561	4,423	23	15
Total GM new vehicle originations	14,953	13,711
Chrysler new vehicles
New retail standard	2,788	3,367	9	11
New retail subvented	390	1,692	1	5
Lease	1,651	1,764	6	6
Total Chrysler new vehicle originations	4,829	6,823
Other new retail vehicles	1,722	1,722	6	6
Other lease	110	69	1	1
Used vehicles	7,539	7,522	26	25
Total consumer automotive financing originations	$29,153	$29,847
During the three months and nine months ended September 30, 2013, respectively, total GM new vehicle originations increased, compared to the same periods in 2012, due to stronger lease volume, partially offset by lower new retail subvented volume. Chrysler new retail contracts decreased primarily as a result of lower retail penetration at Chrysler due to our shift in focus towards non-subvented business as a result of the expiration of our operating agreement on April 30, 2013. Other used and lease originations were higher due to the continued strategic focus within the non-GM/non-Chrysler market.
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

	Average balance		% Share of dealer inventory
Three months ended September 30, ($ in millions)	2013	2012	2013	2012
GM new vehicles (a)	$14,545	$15,279	67	70
Chrysler new vehicles (a)	6,166	6,447	49	57
Other non-GM / Chrysler new vehicles	2,530	2,214
Used vehicles	2,947	2,946
Total commercial wholesale finance receivables	$26,188	$26,886

(a)	Share of dealer inventory based on a 4 month average of dealer inventory (excludes in-transit units).

	Average balance		% Share of dealer inventory
Nine months ended September 30, ($ in millions)	2013	2012	2013	2012
GM new vehicles (a)	$15,418	$14,912	67	71
Chrysler new vehicles (a)	6,681	6,508	52	60
Other non-GM / Chrysler new vehicles	2,562	2,184
Used vehicles	3,003	2,963
Total commercial wholesale finance receivables	$27,664	$26,567

(a)	Share of dealer inventory based on a 10 month average of dealer inventory (excludes in-transit units).
Commercial wholesale financing average volume decreased during the three months ended September 30, 2013, and increased during the nine months ended September 30, 2013, compared to the same periods in 2012. Wholesale penetration with GM and Chrysler decreased

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

during the three months and nine months ended September 30, 2013, respectively, compared to the same periods in 2012, as a result of increased competition in the wholesale marketplace. The decrease in wholesale penetration during the nine months ended September 30, 2013 was more than offset by an increase in commercial wholesale financing average volume, primarily due to growing dealer inventories required to support increasing automotive industry sales.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Insurance Operations
Results of Operations
The following table summarizes the operating results of our Insurance operations excluding discontinued operations for the periods shown. The amounts presented are before the elimination of balances and transactions with our other reportable segments.

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2013	2012	Favorable/ (unfavorable) % change	2013	2012	Favorable/ (unfavorable) % change
Insurance premiums and other income
Insurance premiums and service revenue earned	$251	$262	(4)	$768	$793	(3)
Investment income	55	(21)	n/m	190	90	111
Other income	3	6	(50)	11	30	(63)
Total insurance premiums and other income	309	247	25	969	913	6
Expense
Insurance losses and loss adjustment expenses	85	90	6	346	337	(3)
Acquisition and underwriting expense
Compensation and benefits expense	15	13	(15)	46	45	(2)
Insurance commissions expense	93	93	—	278	286	3
Other expenses	33	38	13	110	112	2
Total acquisition and underwriting expense	141	144	2	434	443	2
Total expense	226	234	3	780	780	—
Income from continuing operations before income tax expense (benefit)	$83	$13	n/m	$189	$133	42
Total assets	$7,323	$8,461	(13)	$7,323	$8,461	(13)
Insurance premiums and service revenue written	$267	$286	(7)	$773	$822	(6)
Combined ratio (a)	89.6%	88.7%		100.8%	96.4%
n/m = not meaningful

(a)
Management uses a combined ratio as a primary measure of underwriting profitability with its components measured using accounting principles generally accepted in the United States of America. Underwriting profitability is indicated by a combined ratio under 100% and is calculated as the sum of all incurred losses and expenses (excluding interest and income tax expense) divided by the total of premiums and service revenues earned.

Our Insurance operations earned income from continuing operations before income tax expense of $83 million and $189 million for the three months and nine months ended September 30, 2013, respectively, compared to $13 million and $133 million for the three months and nine months ended September 30, 2012, respectively. The increases were primarily due to higher realized investment gains partially offset by a reduction in insurance premiums and service revenue earned.
Insurance premiums and service revenue earned was $251 million and $768 million for the three months and nine months ended September 30, 2013, respectively, compared to $262 million and $793 million for the same periods in 2012. The decreases were primarily due to declining U.S. vehicle service contracts written in prior years when the automotive market was depressed.
Investment income increased $76 million and $100 million for the three months and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. The increases were primarily due to higher realized investment gains and lower recognition of other-than-temporary impairment.
Insurance losses and loss adjustment expenses totaled $85 million and $346 million for the three months and nine months ended September 30, 2013, respectively, compared to $90 million and $337 million for the same periods in 2012. The decrease for the three months ended September 30, 2013 was primarily due to the sale of the Canadian personal lines business, which stopped writing business on November 1, 2012. The increase for the nine months ended September 30, 2013 was driven primarily by higher losses on our dealer inventory insurance products due to early spring hailstorms.
The combined ratio increased to 100.8% for the nine months ended September 30, 2013 compared to 96.4% for the same period in 2012 primarily due to an increase in weather-related losses.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table shows premium and service revenue written by insurance product.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2013	2012	2013	2012
Vehicle service contracts
New retail	$114	$106	$328	$309
Used retail	137	129	395	394
Reinsurance	(39)	(30)	(106)	(89)
Total vehicle service contracts	212	205	617	614
Wholesale	42	42	115	93
Other finance and insurance (a)	13	39	41	115
Total	$267	$286	$773	$822

(a)
Other finance and insurance includes Guaranteed Automobile Protection (GAP) coverage, excess wear and tear, wind-down of Canadian personal lines, and other ancillary products. The wind-down of Canadian personal lines totaled $17 million and $55 million for the three months and nine months ended September 30, 2012, respectively.

Insurance premiums and service revenue written was $267 million and $773 million for the three months and nine months ended September 30, 2013, respectively, compared to $286 million and $822 million for the same periods in 2012. Insurance premiums and service revenue written decreased due to the sale of the Canadian personal lines business. Exclusive of Canadian personal lines, written premium decreased $2 million for the three months ended September 30, 2013 and increased $6 million for the nine months ended September 30, 2013 due to the growth in Wholesale Motors Inventory business. Vehicle service contract revenue is earned over the life of the service contract on a basis proportionate to the anticipated cost pattern. Accordingly, the majority of earnings from vehicle service contracts written during 2013 will be recognized as income in future periods.
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
The following table summarizes the composition of the cash and investment portfolio held at fair value by our Insurance operations.

($ in millions)	September 30, 2013	December 31, 2012
Cash
Noninterest-bearing cash	$238	$129
Interest-bearing cash	420	488
Total cash	658	617
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	1,153	1,090
U.S. States and political subdivisions	179	—
Foreign government	300	303
Mortgage-backed	1,145	714
Asset-backed	27	8
Corporate debt	1,058	1,264
Total debt securities	3,862	3,379
Equity securities	913	1,148
Total available-for-sale securities	4,775	4,527
Total cash and securities	$5,433	$5,144

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Mortgage Operations
Results of Operations
The following table summarizes the operating results for our Mortgage operations excluding discontinued operations for the periods shown. The amounts presented are before the elimination of balances and transactions with our other reportable segments.

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2013	2012	Favorable/ (unfavorable) % change	2013	2012	Favorable/ (unfavorable) % change
Net financing revenue
Total financing revenue and other interest income	$83	$159	(48)	$298	$471	(37)
Interest expense	70	114	39	236	360	34
Net financing revenue	13	45	(71)	62	111	(44)
Servicing fees	—	65	(100)	66	240	(73)
Servicing asset valuation and hedge activities, net	—	134	(100)	(213)	74	n/m
Total servicing income, net	—	199	(100)	(147)	314	(147)
Gain on mortgage loans, net	15	140	(89)	52	244	(79)
Other income, net of losses	4	107	(96)	89	345	(74)
Total other revenue (loss)	19	446	(96)	(6)	903	(101)
Total net revenue	32	491	(93)	56	1,014	(94)
Provision for loan losses	(12)	5	n/m	14	53	74
Noninterest expense
Compensation and benefits expense	7	25	72	35	67	48
Representation and warranty expense	22	30	27	103	171	40
Other operating expenses	19	100	81	155	227	32
Total noninterest expense	48	155	69	293	465	37
(Loss) income from continuing operations before income tax expense (benefit)	$(4)	$331	(101)	$(251)	$496	(151)
Total assets	$8,562	$17,004	(50)	$8,562	$17,004	(50)
n/m = not meaningful
Our Mortgage operations incurred a loss from continuing operations before income tax expense of $4 million and $251 million for the three months and nine months ended September 30, 2013, respectively, compared to income from continuing operations before income tax expense of $331 million and $496 million for the three months and nine months ended September 30, 2012, respectively. The decreases were primarily related to our exit of all non-strategic mortgage-related activities, including consumer mortgage-lending production associated with government-sponsored refinancing programs, our warehouse lending operations, and our agency MSRs portfolio.
Net financing revenue was $13 million and $62 million for the three months and nine months ended September 30, 2013, respectively, compared to $45 million and $111 million for the same periods in 2012. The decreases in net financing revenue were primarily due to lower production as a result of the wind-down of our consumer held-for-sale portfolio, run-off of our held-for-investment portfolio, and the shutdown of our warehouse lending operations. The decreases were partially offset by lower interest expense as a result of lower funding costs.
We earned net servicing income of $0 and incurred a net servicing loss of $147 million for the three months and nine months ended September 30, 2013, respectively, compared to net servicing income of $199 million and $314 million for the same periods in 2012. The decreases were primarily due to the completed sales of our agency MSRs portfolio to Ocwen and Quicken.
The net gain on mortgage loans decreased $125 million and $192 million for the three months and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. The decreases were primarily related to our decision to cease mortgage-lending production through our direct lending channel, and margins associated with government-sponsored refinancing programs.
Other income, net of losses, was $4 million and $89 million for the three months and nine months ended September 30, 2013, respectively, compared to $107 million and $345 million for the same periods in 2012. The decreases were primarily due to lower fee income and net origination revenue related to decreased consumer mortgage-lending production associated with government-sponsored refinancing programs, partially offset by a fair value adjustment on derivatives related to the wind-down of our MSR portfolio.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The provision for loan losses decreased $17 million and $39 million for the three months and nine months ended September 30, 2013, respectively, compared to the same periods in 2012, primarily due to lower net charge-offs in 2013 due to the continued runoff of legacy mortgage assets and improvements in home prices.
Total noninterest expense decreased $107 million and $172 million for the three months and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. The decreases were primarily due to our decision to cease consumer mortgage-lending production through our direct lending channel and the broker fee associated with those government-sponsored refinancing programs, and lower representation and warranty expense. Lower representation and warranty expense was primarily due to the establishment of our representation and warranty liability during the second quarter of 2012 resulting from the deconsolidation of ResCap; however, this was partially offset by an increase in representation and warranty expense driven by increase in repurchase claim activity during the three months ended September 30, 2013.
Mortgage Loan Production and Servicing
The following tables summarize U.S. consumer mortgage loan production.

	2013		2012
Three months ended September 30, ($ in millions)	Number of loans	Dollar amount of loans	Number of loans	Dollar amount of loans
Production by product type
Prime conforming	—	$—	34,329	$7,349
Prime nonconforming	—	—	651	533
Government	—	—	1,318	279
Total U.S. production by product type	—	$—	36,298	$8,161
U.S. production by channel
Direct lending	—	$—	17,198	$3,319
Correspondent lender and secondary market purchases	—	—	15,831	3,917
Mortgage brokers	—	—	3,269	925
Total U.S. production by channel	—	$—	36,298	$8,161

	2013		2012
Nine months ended September 30, ($ in millions)	Number of loans	Dollar amount of loans	Number of loans	Dollar amount of loans
Production by product type
Prime conforming	30,107	$6,020	88,691	$18,804
Prime nonconforming	920	740	1,945	1,577
Government	221	44	10,345	2,249
Total U.S. production by product type	31,248	$6,804	100,981	$22,630
U.S. production by channel
Direct lending	14,362	$2,631	50,179	$10,071
Correspondent lender and secondary market purchases	14,102	3,363	41,689	10,069
Mortgage brokers	2,784	810	9,113	2,490
Total U.S. production by channel	31,248	$6,804	100,981	$22,630
The decline in loan production was largely driven by our strategic exit from the direct lending channel and our decision announced on April 17, 2013 to exit the correspondent lending channel and cease production of any new jumbo mortgage loans.
89% of Ally Bank’s serviced mortgage assets are subserviced by Ocwen, pursuant to a servicing agreement. During April 2013, we completed the sale of our portfolio of agency mortgage servicing rights to Ocwen and Quicken. The sales were completed in two stages - loans guaranteed by the Federal National Mortgage Association (Fannie Mae) were sold on April 1, 2013, and loans guaranteed by the Federal Home Loan Mortgage Corporation (Freddie Mac) were sold on April 16, 2013.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table summarizes our primary consumer mortgage loan-servicing portfolio by product category.

($ in millions)	September 30, 2013 (a)	December 31, 2012
U.S. primary servicing portfolio
Prime conforming	$255	$117,544
Prime nonconforming	6,570	11,628
Prime second-lien	972	1,136
Government	1	16
Total primary servicing portfolio	$7,798	$130,324

(a)	As of September 30, 2013, primary servicing consists of our on-balance sheet mortgage portfolios only.
For more information regarding our serviced mortgage assets, refer to Note 10 to the Condensed Consolidated Financial Statements.
Loans Outstanding
Consumer mortgage loans held-for-sale were as follows.

($ in millions)	September 30, 2013	December 31, 2012
Prime conforming	$109	$2,407
Government	1	8
Total	110	2,415
Net (discounts) premiums	(56)	26
Fair value option election adjustment	9	49
Total, net	$63	$2,490
Consumer mortgage loans held-for-investment were as follows.

($ in millions)	September 30, 2013	December 31, 2012
Prime conforming	$240	$245
Prime nonconforming	7,453	8,322
Prime second-lien	972	1,137
Government	—	—
Total	8,665	9,704
Net premiums	39	43
Allowance for loan losses	(387)	(432)
Other	5	8
Total, net	$8,322	$9,323

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

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2013	2012	Favorable/ (unfavorable) % change	2013	2012	Favorable/ (unfavorable) % change
Net financing loss
Total financing revenue and other interest income	$79	$26	n/m	$203	$115	77
Interest expense
Original issue discount amortization	67	79	15	191	291	34
Other interest expense	104	262	60	462	748	38
Total interest expense	171	341	50	653	1,039	37
Net financing loss (a)	(92)	(315)	71	(450)	(924)	51
Other revenue
Loss on extinguishment of debt	(42)	—	n/m	(42)	—	n/m
Other gain on investments, net	—	7	(100)	3	67	(96)
Other income, net of losses	36	14	157	71	(11)	n/m
Total other revenue	(6)	21	(129)	32	56	(43)
Total net loss	(98)	(294)	67	(418)	(868)	52
Provision for loan losses	3	(1)	n/m	(3)	(11)	(73)
Noninterest expense
Compensation and benefits expense	113	120	6	374	414	10
Other operating expense (b)	(1)	(29)	(97)	(69)	(91)	(24)
Total noninterest expense	112	91	(23)	305	323	6
Loss from continuing operations before income tax expense (benefit)	$(213)	$(384)	45	$(720)	$(1,180)	39
Total assets	$26,062	$33,765	(23)	$26,062	$33,765	(23)
n/m = not meaningful

(a)	Refer to the table that follows for further details on the components of net financing loss.

(b)
Includes a reduction of $181 million and $552 million for the three months and nine months ended September 30, 2013, respectively, and $202 million and $604 million for the three months and nine months ended September 30, 2012, respectively, related to the allocation of corporate overhead expenses to other segments. The receiving segments record their allocation of corporate overhead expense within other operating expense.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table summarizes the components of net financing losses for Corporate and Other.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2013	2012	2013	2012
Original issue discount amortization
2008 bond exchange amortization	$(62)	$(72)	$(176)	$(267)
Other debt issuance discount amortization	(5)	(7)	(15)	(24)
Total original issue discount amortization (a)	(67)	(79)	(191)	(291)
Net impact of the funds transfer pricing methodology
Unallocated liquidity costs (b)	(67)	(113)	(291)	(326)
Funds-transfer pricing / cost of funds mismatch (c)	38	(25)	154	(85)
Unassigned equity costs (d)	(10)	(110)	(162)	(268)
Total net impact of the funds transfer pricing methodology	(39)	(248)	(299)	(679)
Other (including Commercial Finance Group net financing revenue)	14	12	40	46
Total net financing losses for Corporate and Other	$(92)	$(315)	$(450)	$(924)
Outstanding original issue discount balance	$1,656	$1,896	$1,656	$1,896

(a)	Amortization is included as interest on long-term debt in the Condensed Consolidated Statement of Comprehensive Income.

(b)	Represents the unallocated cost of funding our cash and investment portfolio.

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

(d)	Primarily represents the unassigned cost of maintaining required capital positions for certain of our regulated entities, primarily Ally Bank and Ally Insurance.
The following table presents the scheduled remaining amortization of original issue discount at September 30, 2013.

Year ended December 31, ($ in millions)	2013	2014	2015	2016	2017	2018 and thereafter (a)	Total
Original issue discount
Outstanding balance	$1,585	$1,396	$1,338	$1,274	$1,198	$—
Total amortization (b)	71	189	57	64	77	1,198	$1,656
2008 bond exchange amortization (c)	65	166	43	53	66	1,059	1,452

(a)	The maximum annual scheduled amortization for any individual year is $158 million in 2030 of which $152 million is related to 2008 bond exchange amortization.

(b)	The amortization is included as interest on long-term debt on the Condensed Consolidated Statement of Comprehensive Income.

(c)	2008 bond exchange amortization is included in total amortization.
Loss from continuing operations before income tax expense for Corporate and Other was $213 million and $720 million for the three months and nine months ended September 30, 2013, respectively, compared to $384 million and $1,180 million for the three months and nine months ended September 30, 2012, respectively. Corporate and Other’s loss from continuing operations before income tax expense was driven by net financing losses, which primarily represents original issue discount amortization expense and the net impact of our FTP methodology, which includes the unallocated cost of maintaining our liquidity and investment portfolios. The improvement in the loss from continuing operations before income tax expense for the three months and nine months ended September 30, 2013 was primarily due to decreases in OID amortization expense related to bond maturities and normal monthly amortization; lower funding costs as a result of early repayments of debt, including certain Federal Home Loan Bank debt during the fourth quarter of 2012; and increases in derivative gains. The improvement was partially offset by a decrease in other gain on investments as a result of fewer sales of investments and a loss on extinguishment of debt due to the accelerated recognition of issuance expenses related to calls of redeemable debt during the three months and nine months ended September 30, 2013.
Corporate and Other also includes the results of our Commercial Finance Group. Our Commercial Finance Group earned income from continuing operations before income tax expense of $5 million and $40 million for the three months and nine months ended September 30, 2013, respectively, compared to $2 million and $36 million for the three months and nine months ended September 30, 2012, respectively.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Cash and Investments
The following table summarizes the composition of the cash and securities portfolio held at fair value by Corporate and Other.

($ in millions)	September 30, 2013	December 31, 2012
Cash
Noninterest-bearing cash	$825	$944
Interest-bearing cash	5,056	5,942
Total cash	5,881	6,886
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	868	1,124
Mortgage-backed	10,082	6,191
Asset-backed	2,238	2,332
Total debt securities	13,188	9,647
Equity securities	4	4
Total available-for-sale securities	13,192	9,651
Total cash and securities	$19,073	$16,537

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
Loan and Lease Exposure
The following table summarizes the exposures from our loan and lease activities.

($ in millions)	September 30, 2013	December 31, 2012
Finance receivables and loans
Dealer Financial Services	$84,899	$86,542
Mortgage operations	8,772	9,821
Corporate and Other	1,610	2,692
Total finance receivables and loans	95,281	99,055
Held-for-sale loans
Dealer Financial Services	—	—
Mortgage operations	63	2,490
Corporate and Other	19	86
Total held-for-sale loans	82	2,576
Total on-balance sheet loans	$95,363	$101,631
Off-balance sheet securitized loans
Dealer Financial Services	$1,031	$1,495
Mortgage operations	—	119,384
Corporate and Other	—	—
Total off-balance sheet securitized loans	$1,031	$120,879
Operating lease assets
Dealer Financial Services	$17,254	$13,550
Mortgage operations	—	—
Corporate and Other	—	—
Total operating lease assets	$17,254	$13,550
Serviced loans and leases
Dealer Financial Services	$116,436	$134,122
Mortgage operations	7,798	130,324
Corporate and Other	1,541	1,344
Total serviced loans and leases	$125,775	$265,790
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
We manage credit risk based on the risk profile of the borrower, the source of repayment, the underlying collateral, and current market conditions. We monitor the credit risk profile of individual borrowers and the aggregate portfolio of borrowers either within a designated geographic region or a particular product or industry segment. We perform ongoing analysis of the consumer automobile, consumer mortgage, and commercial portfolios using a range of indicators to assess the adequacy of the allowance based on historical and current trends. Refer to Note 7 to the Condensed Consolidated Financial Statements for additional information.
Additionally, we utilize numerous collection strategies to mitigate loss and provide ongoing support to customers in financial distress. For automobile loans, we work with customers when they become delinquent on their monthly payment. In lieu of repossessing their vehicle, we may offer several types of assistance to aid our customers based on their willingness and ability to repay their loan. Loss mitigation may include extension of the loan maturity date and rewriting the loan terms. For mortgage loans, as part of our participation in certain governmental programs, we offer mortgage loan modifications to qualified borrowers. Numerous initiatives, such as the Home Affordable Modification Program (HAMP) are in place to provide support to our mortgage customers in financial distress, including principal forgiveness, maturity extensions, delinquent interest capitalization, and changes to contractual interest rates.
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
The U.S. economy has continued to expand during the three months and nine months ended September 30, 2013. The labor market recovered further during the quarter, with nonfarm payrolls increasing and the quarterly unemployment rate falling. Within the U.S. automotive portfolio, encouraging trends include an average seasonally adjusted annual rate of 15.7 million new light vehicle sales during the quarter. We continue to be cautious with the economic outlook given the uncertainties of possible future cuts to U.S. federal government spending, another possible U.S. federal government shut-down, ongoing discussions regarding the U.S. debt ceiling, and the backdrop of slow global economic growth.
On-balance Sheet Portfolio
Our on-balance sheet portfolio includes both finance receivables and loans and held-for-sale loans. At September 30, 2013, this primarily included $84.9 billion of automobile finance receivables and loans and $8.8 billion of mortgage finance receivables and loans.
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

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more (b)
($ in millions)	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Consumer
Finance receivables and loans
Loans at historical cost	$65,222	$63,536	$532	$642	$1	$1
Loans at fair value	—	—	—	—	—	—
Total finance receivables and loans	65,222	63,536	532	642	1	1
Loans held-for-sale	63	2,490	24	25	—	—
Total consumer loans	65,285	66,026	556	667	1	1
Commercial
Finance receivables and loans
Loans at historical cost	30,059	35,519	251	216	—	—
Loans at fair value	—	—	—	—	—	—
Total finance receivables and loans	30,059	35,519	251	216	—	—
Loans held-for-sale	19	86	—	—	—	—
Total commercial loans	30,078	35,605	251	216	—	—
Total on-balance sheet loans	$95,363	$101,631	$807	$883	$1	$1

(a)	Includes nonaccrual troubled debt restructured loans (TDRs) of $353 million and $419 million at September 30, 2013, and December 31, 2012, respectively.

(b)
Generally, loans that are 90 days past due and still accruing represent loans with government guarantees. There were no troubled debt restructured loans classified as 90 days past due and still accruing at September 30, 2013 and December 31, 2012.

Total on-balance sheet loans outstanding at September 30, 2013, decreased $6.3 billion to $95.4 billion from December 31, 2012, reflecting a decrease of $5.5 billion in the commercial portfolio and a decrease of $741 million in the consumer portfolio. The decrease in commercial on-balance sheet loans outstanding was primarily driven by increased competition across the automotive lending market as well as the seasonality of dealer inventories. The decrease in consumer on-balance sheet loans was primarily driven by our decisions to exit the direct lending and correspondent lending channels and cease production of any new jumbo mortgage loans, partially offset by automobile originations, which outpaced portfolio runoff.
The total TDRs outstanding at September 30, 2013 increased $114 million to $1.3 billion from December 31, 2012, primarily due to our loss mitigation efforts on commercial and consumer loans including continued foreclosure prevention and participation in a variety of government-sponsored refinancing programs. Refer to Note 7 to the Condensed Consolidated Financial Statements for additional information.
Total nonperforming loans at September 30, 2013, decreased $76 million to $807 million from December 31, 2012, reflecting a decrease of $111 million of consumer nonperforming loans and an increase of $35 million of commercial nonperforming loans. The decrease in total nonperforming loans from December 31, 2012 was driven, in part, by the improved mix of remaining consumer mortgage loans as lower quality legacy loans continued to runoff. Nonperforming loans include finance receivables and loans on nonaccrual status when the principal or interest has been delinquent for 90 days or when full collection is determined not to be probable. Refer to Note 1 to the Consolidated Financial Statements included in our 2012 Annual Report for additional information.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table includes consumer and commercial net charge-offs from finance receivables and loans at historical cost and related ratios reported at carrying value before allowance for loan losses.

	Three months ended September 30,				Nine months ended September 30,
	Net charge-offs (recoveries)		Net charge-off ratios (a)		Net charge-offs (recoveries)		Net charge-off ratios (a)
($ in millions)	2013	2012	2013	2012	2013	2012	2013	2012
Consumer
Finance receivables and loans at historical cost	$126	$127	0.8%	0.6%	$346	$351	0.7%	0.6%
Commercial
Finance receivables and loans at historical cost	—	(2)	—	—	(3)	(31)	—	(0.1)
Total finance receivables and loans at historical cost	$126	$125	0.5%	0.4%	$343	$320	0.5%	0.4%

(a)
Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.

Net charge-offs were $126 million and $343 million for the three months and nine months ended September 30, 2013, respectively, compared to $125 million and $320 million for the three months and nine months ended September 30, 2012, respectively. The increase during the nine months ended September 30, 2013 was largely due to recoveries in the commercial portfolio in 2012 that did not repeat in 2013. Loans held-for-sale are accounted for at the lower-of-cost or fair value and, therefore, we do not record charge-offs.
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
Consumer Credit Portfolio
During the three months and nine months ended September 30, 2013, the credit performance of the consumer portfolio remained strong and reflects the continued execution of our underwriting strategy to prudently expand our originations of consumer automotive assets across a broader credit spectrum. For information on our consumer credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements included in our 2012 Annual Report.
The following table includes consumer finance receivables and loans recorded at historical cost reported at carrying value before allowance for loan losses.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more (b)
($ in millions)	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Consumer automobile (c) (d)	$56,450	$53,715	$306	$260	$—	$—
Consumer mortgage
1st Mortgage	6,343	7,173	197	342	1	1
Home equity	2,429	2,648	29	40	—	—
Total consumer finance receivables and loans	$65,222	$63,536	$532	$642	$1	$1

(a)	Includes nonaccrual troubled debt restructured loans of $252 million and $373 million at September 30, 2013, and December 31, 2012, respectively.

(b)	There were no troubled debt restructured loans classified as 90 days past due and still accruing at September 30, 2013, and December 31, 2012.

(c)	Includes no international consumer automobile loans outstanding at September 30, 2013, and $2 million of international consumer automobile loans outstanding at December 31, 2012.

(d)	Includes $3 million of fair value adjustment for loans in hedge accounting relationships at September 30, 2013. Refer to Note 20 for additional information.
Total consumer outstanding finance receivables and loans increased $1.7 billion at September 30, 2013 compared with December 31, 2012. This increase was related to our U.S. automobile consumer loan originations which outpaced portfolio runoff. Additionally, we continued to prudently expand our nonprime and used originations as a percent of our total originations.
Total consumer nonperforming finance receivables and loans at September 30, 2013 decreased $110 million to $532 million from December 31, 2012, reflecting a decrease of $156 million of consumer mortgage nonperforming finance receivables and loans and an increase of $46 million of consumer automobile nonperforming finance receivables and loans. Nonperforming consumer mortgage finance receivables and loans decreased due to the improved mix of remaining loans. Nonperforming consumer automobile finance receivables and loans increased primarily due to the change in our portfolio mix as we continued to prudently expand our nonprime and used originations as well as seasoning of the portfolio. Refer to Note 7 to the Condensed Consolidated Financial Statements for additional information. Nonperforming

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

consumer finance receivables and loans as a percentage of total outstanding consumer finance receivables and loans were 0.8% and 1.0% at September 30, 2013 and December 31, 2012, respectively.
Consumer automotive loans accruing and past due 30 days or more increased $115 million to $1.2 billion at September 30, 2013, compared with December 31, 2012. The increase is predominantly due to the change in our portfolio mix as we continued to prudently expand our nonprime and used originations.
The following table includes consumer net charge-offs from finance receivables and loans at historical cost and related ratios reported at carrying value before allowance for loan losses.

	Three months ended September 30,				Nine months ended September 30,
	Net charge-offs		Net charge-off ratios (a)		Net charge-offs		Net charge-off ratios (a)
($ in millions)	2013	2012	2013	2012	2013	2012	2013	2012
Consumer automobile (b)	$115	$96	0.8%	0.6%	$288	$240	0.7%	0.5%
Consumer mortgage
1st Mortgage	6	18	0.4	1.0	34	65	0.7	1.2
Home equity	5	13	0.9	1.9	24	46	1.3	2.1
Total consumer finance receivables and loans	$126	$127	0.8%	0.6%	$346	$351	0.7%	0.6%

(a)
Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.

(b)
Includes no international consumer automobile net charge-offs for the three months and nine months ended September 30, 2013, and $26 million and $73 million for the three months and nine months ended September 30, 2012.

Our net charge-offs from total consumer automobile finance receivables and loans were $115 million and $288 million for the three months and nine months ended September 30, 2013, respectively, compared to $96 million and $240 million for the three months and nine months ended September 30, 2012, respectively. The increase was driven primarily by the change in our U.S. portfolio mix as we continued to prudently expand our nonprime and used originations, seasoning of the portfolio, and higher outstandings. This increase was partially offset by the inclusion of international net charge-offs during the three months and nine months ended September 30, 2012 prior to the reclassification of the international automotive finance business to discontinued operations.
Our net charge-offs from total consumer mortgage receivables and loans were $11 million and $58 million for the three months and nine months ended September 30, 2013, respectively, compared to $31 million and $111 million for the same periods in 2012. The decreases were driven by continued runoff of legacy mortgage assets and improvements in home prices.
The following table summarizes the unpaid principal balance of total consumer loan originations for the periods shown. Total consumer loan originations include loans classified as finance receivables and loans and loans held-for-sale during the period.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2013	2012	2013	2012
Consumer automobile (a)	$6,744	$9,372	$20,832	$31,281
Consumer mortgage
1st Mortgage	—	8,161	6,804	22,700
Home equity	—	—	—	—
Total consumer loan originations	$6,744	$17,533	$27,636	$53,981

(a)
Includes no international consumer automobile originations for the three months and nine months ended September 30, 2013, and $2.4 billion and $7.7 billion for the three months and nine months ended September 30, 2012.

Total automobile-originated loans decreased $2.6 billion and $10.4 billion for the three months and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. The decreases were primarily due to the reclassification of our international automotive finance business to discontinued operations at the end of 2012 as well as lower new vehicle originations as a result of more competition within the automotive finance market. Total mortgage-originated loans decreased $8.2 billion and $15.9 billion for the three months and nine months ended September 30, 2013, respectively. The declines in loan production were largely driven by our strategic exit from the direct lending channel and our decision announced on April 17, 2013 to exit the correspondent lending channel and cease production of any new jumbo mortgage loans.
Consumer loan originations retained on-balance sheet as held-for-investment were $6.7 billion and $21.6 billion for the three months and nine months ended September 30, 2013, respectively, compared to $9.9 billion and $32.9 billion for the three months and nine months ended September 30, 2012, respectively. The decreases were primarily due to the reclassification of our international automotive finance business to

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

discontinued operations at the end of 2012 as well as lower new vehicle originations as a result of more competition within the automotive finance market.
The following table shows the percentage of total consumer finance receivables and loans recorded at historical cost reported at carrying value before allowance for loan losses by state concentration. Total automobile loans were $56.5 billion and $53.7 billion at September 30, 2013, and December 31, 2012, respectively. Total mortgage and home equity loans were $8.8 billion and $9.8 billion at September 30, 2013, and December 31, 2012, respectively.

	September 30, 2013 (a)		December 31, 2012
	Automobile	1st Mortgage and home equity	Automobile	1st Mortgage and home equity
Texas	13.1%	5.8%	12.9%	5.8%
California	5.7	29.5	5.6	29.2
Florida	6.9	3.6	6.7	3.6
Pennsylvania	5.3	1.6	5.2	1.6
Michigan	4.5	4.0	5.0	4.1
Illinois	4.4	4.4	4.3	4.8
New York	4.4	1.9	4.6	2.0
Georgia	3.9	2.1	3.7	1.9
Ohio	4.0	0.7	4.0	0.8
North Carolina	3.3	1.9	3.3	2.0
Other United States	44.5	44.5	44.7	44.2
Total consumer loans	100.0%	100.0%	100.0%	100.0%

(a)	Presentation is in descending order as a percentage of total consumer finance receivables and loans at September 30, 2013.
We monitor our consumer loan portfolio for concentration risk across the geographies in which we lend. The highest concentrations of loans in the United States are in Texas and California, which represented an aggregate of 21.0% our total outstanding consumer finance receivables and loans at September 30, 2013, and December 31, 2012.
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
Repossessed assets in our Automotive Finance operations at September 30, 2013 increased $24 million to $86 million from December 31, 2012. Foreclosed mortgage assets at September 30, 2013 increased $1 million to $7 million from December 31, 2012.
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

	Outstanding		Nonperforming		Accruing past due 90 days or more
($ in millions)	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Interest-only mortgage loans (a)	$1,600	$2,063	$84	$125	$—	$—
Below-market rate (teaser) mortgages	168	192	3	3	—	—
Total higher-risk mortgage loans	$1,768	$2,255	$87	$128	$—	$—

(a)	The majority of the interest-only mortgage loans are expected to start principal amortization in 2015 or beyond.
High original LTV mortgage finance receivables and loans at September 30, 2013 remained flat at $1 million from December 31, 2012, and payment-option adjustable-rate mortgage finance receivables and loans at September 30, 2013 decreased $1 million to $2 million from December 31, 2012. There were no high original LTV mortgage loans or payment-option adjustable-rate mortgage loans classified as nonperforming or 90 days past due and still accruing at September 30, 2013 and December 31, 2012.
The allowance for loan losses was $76 million, or 4.3%,of total higher-risk held-for-investment mortgage loans recorded at historical cost based on carrying value outstanding before allowance for loan losses at September 30, 2013, compared to $104 million, or 4.6%, at December 31, 2012.
The following table includes our five largest state concentrations based on our higher-risk mortgage finance receivables and loans recorded at historical cost and reported at carrying value before allowance for loan losses.

($ in millions)	Interest-only mortgage loans	Below-market rate (teaser) mortgages	Total higher-risk mortgage loans
September 30, 2013
California	$375	$52	$427
Virginia	180	7	187
Maryland	144	5	149
Illinois	83	5	88
Florida	66	8	74
Other United States	752	91	843
Total higher-risk mortgage loans	$1,600	$168	$1,768
December 31, 2012
California	$500	$60	$560
Virginia	216	9	225
Maryland	166	5	171
Illinois	107	6	113
Florida	90	9	99
Other United States	984	103	1,087
Total higher-risk mortgage loans	$2,063	$192	$2,255
Commercial Credit Portfolio
During the three months and nine months ended September 30, 2013, the credit performance of the commercial portfolio remained strong as net charge-offs remained stable. For information on our commercial credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements included in our 2012 Annual Report.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table includes total commercial finance receivables and loans reported at carrying value before allowance for loan losses.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more (b)
($ in millions)	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Commercial and industrial
Automobile	$25,691	$30,270	$140	$146	$—	$—
Mortgage	—	—	—	—	—	—
Other (c)(d)	1,607	2,697	84	33	—	—
Commercial real estate
Automobile	2,761	2,552	27	37	—	—
Mortgage	—	—	—	—	—	—
Total commercial finance receivables and loans	$30,059	$35,519	$251	$216	$—	$—

(a)	Includes nonaccrual troubled debt restructured loans of $101 million and $29 million at September 30, 2013, and December 31, 2012, respectively.

(b)	There were no troubled debt restructured loans classified as 90 days past due and still accruing at September 30, 2013 and December 31, 2012.

(c)
Includes no international commercial and industrial other loans outstanding at September 30, 2013, and $18 million of international commercial and industrial other loans outstanding at December 31, 2012.

(d)	Other commercial primarily includes senior secured commercial lending.
Total commercial finance receivables and loans outstanding decreased $5.5 billion to $30.1 billion at September 30, 2013, from December 31, 2012. The commercial and industrial outstandings decreased $5.7 billion primarily due to increased competition across the automotive lending market and the seasonality of dealer inventories, as well as the payoff of ResCap's debtor-in-possession financing.
Total commercial nonperforming finance receivables and loans were $251 million at September 30, 2013, an increase of $35 million compared to December 31, 2012. The increase was primarily due to the reclassification of a small number of commercial loans to nonperforming status within the overall stable commercial portfolio. Total nonperforming commercial finance receivables and loans as a percentage of outstanding commercial finance receivables and loans increased to 0.8% as of September 30, 2013 from 0.6% as of December 31, 2012.
The following table includes total commercial net charge-offs from finance receivables and loans at historical cost and related ratios reported at carrying value before allowance for loan losses.

	Three months ended September 30,				Nine months ended September 30,
	Net charge-offs (recoveries)		Net charge-off ratios (a)		Net charge-offs (recoveries)		Net charge-off ratios (a)
($ in millions)	2013	2012	2013	2012	2013	2012	2013	2012
Commercial and industrial
Automobile (b)	$—	$2	—%	—%	$—	$3	—%	—%
Mortgage	—	(1)	—	(0.2)	—	(1)	—	—
Other (c)	—	(3)	—	(0.6)	(3)	(30)	(0.2)	(2.2)
Commercial real estate
Automobile	—	—	—	—	—	(2)	—	(0.1)
Mortgage (d)	—	—	—	—	—	(1)	—	(11.7)
Total commercial finance receivables and loans	$—	$(2)	—%	—%	$(3)	$(31)	—%	(0.1)%

(a)
Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.

(b)
Includes no international net charge-offs for the three months and nine months ended September 30, 2013, and no international charge-offs and $1 million of international net charge-offs for the three months and nine months ended September 30, 2012, respectively.

(c)
Includes no international net charge-offs for both the three months and nine months ended September 30, 2013, respectively, and $4 million and $27 million of international recoveries for the three months and nine months ended September 30, 2012, respectively.

(d)
Includes no international net charge-offs for the three months and nine months ended September 30, 2013, and no international net charge-offs and $1 million of international recoveries for the three months and nine months ended September 30, 2012, respectively.

Our net charge-offs from commercial finance receivables and loans resulted in no net charge-offs and $3 million of recoveries for the three months and nine months ended September 30, 2013, respectively, compared to recoveries of $2 million and $31 million for the same periods in 2012. The change in net charge-offs was largely driven by strong recoveries in certain wind-down portfolios during the three months and nine months ended September 30, 2012 that did not repeat for the same periods in 2013.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Commercial Real Estate
The commercial real estate portfolio consists of finance receivables and loans issued primarily to automotive dealers. Commercial real estate finance receivables and loans were $2.8 billion and $2.6 billion at September 30, 2013 and December 31, 2012, respectively.
The following table presents the percentage of total commercial real estate finance receivables and loans by geographic region and property type. These finance receivables and loans are reported at carrying value before allowance for loan losses.

	September 30, 2013	December 31, 2012
Geographic region
Texas	13.7%	13.0%
Florida	12.9	11.7
Michigan	11.9	12.6
California	9.5	9.3
New York	4.7	4.9
North Carolina	4.2	3.9
Virginia	3.8	3.9
Pennsylvania	3.4	3.3
Georgia	3.1	3.0
Illinois	2.5	1.8
Other United States	30.3	32.6
Total commercial real estate finance receivables and loans	100.0%	100.0%
Property type
Automotive dealers	100.0%	100.0%
Total commercial real estate finance receivables and loans	100.0%	100.0%
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

	September 30, 2013	December 31, 2012
Industry
Automotive	88.1%	85.7%
Services	3.7	4.9
Electronics	3.2	1.2
Other	5.0	8.2
Total commercial criticized finance receivables and loans	100.0%	100.0%
Total criticized exposures decreased $59 million to $1.6 billion at September 30, 2013 from December 31, 2012.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Allowance for Loan Losses
The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans.

Three months ended September 30, 2013 ($ in millions)	Consumer automobile	Consumer mortgage	Total consumer	Commercial	Total
Allowance at July 1, 2013	$610	$431	$1,041	$142	$1,183
Charge-offs	(168)	(16)	(184)	—	(184)
Recoveries	53	5	58	—	58
Net charge-offs	(115)	(11)	(126)	—	(126)
Provision for loan losses	156	(12)	144	(3)	141
Other	—	(1)	(1)	1	—
Allowance at September 30, 2013	$651	$407	$1,058	$140	$1,198
Allowance for loan losses to finance receivables and loans outstanding at September 30, 2013 (a)	1.2%	4.6%	1.6%	0.5%	1.3%
Net charge-offs to average finance receivables and loans outstanding at September 30, 2013 (a)	0.8%	0.5%	0.8%	—%	0.5%
Allowance for loan losses to total nonperforming finance receivables and loans at September 30, 2013 (a)	212.7%	180.4%	199.0%	55.7%	153.0%
Ratio of allowance for loan losses to net charge-offs at September 30, 2013	1.4	9.4	2.1	n/m	2.4
n/m = not meaningful

(a)
Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the unpaid principal balance, net of premiums and discounts.

Three months ended September 30, 2012 ($ in millions)	Consumer automobile	Consumer mortgage	Total consumer	Commercial	Total
Allowance at July 1, 2012	$778	$472	$1,250	$177	$1,427
Charge-offs (a)	(158)	(33)	(191)	(3)	(194)
Recoveries (b)	62	2	64	5	69
Net charge-offs	(96)	(31)	(127)	2	(125)
Provision for loan losses	99	6	105	—	105
Other (c)	22	—	22	(6)	16
Allowance at September 30, 2012	$803	$447	$1,250	$173	$1,423
Allowance for loan losses to finance receivables and loans outstanding at September 30, 2012 (d)	1.1%	4.6%	1.5%	0.4%	1.2%
Net charge-offs to average finance receivables and loans outstanding at September 30, 2012 (d)	0.6%	1.3%	0.6%	—%	0.4%
Allowance for loan losses to total nonperforming finance receivables and loans at September 30, 2012 (d)	263.8%	93.2%	159.4%	50.0%	125.9%
Ratio of allowance for loan losses to net charge-offs at September 30, 2012	2.1	3.6	2.5	(17.4)	2.9

(a)	Includes international consumer automobile charge-offs of $47 million.

(b)	Includes international consumer automobile and international commercial recoveries of $21 million and $4 million, respectively.

(c)	Includes provision for loan losses relating to discontinued operations of $11 million.

(d)
Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the unpaid principal balance, net of premiums and discounts.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, 2013 ($ in millions)	Consumer automobile	Consumer mortgage	Total consumer	Commercial	Total
Allowance at January 1, 2013	$575	$452	$1,027	$143	$1,170
Charge-offs (a)	(443)	(71)	(514)	(3)	(517)
Recoveries	155	13	168	6	174
Net charge-offs	(288)	(58)	(346)	3	(343)
Provision for loan losses	355	14	369	(8)	361
Other	9	(1)	8	2	10
Allowance at September 30, 2013	$651	$407	$1,058	$140	$1,198
Allowance for loan losses to finance receivables and loans outstanding at September 30, 2013 (b)	1.2%	4.6%	1.6%	0.5%	1.3%
Net charge-offs to average finance receivables and loans outstanding at September 30, 2013 (b)	0.7%	0.8%	0.7%	—%	0.5%
Allowance for loan losses to total nonperforming finance receivables and loans at September 30, 2013 (b)	212.7%	180.4%	199.0%	55.7%	153.0%
Ratio of allowance for loan losses to net charge-offs at September 30, 2013	1.7	5.3	2.3	(30.1)	2.6

(a)	Includes international commercial charge-offs of $1 million.

(b)
Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the unpaid principal balance, net of premiums and discounts.

Nine months ended September 30, 2012 ($ in millions)	Consumer automobile	Consumer mortgage	Total consumer	Commercial	Total
Allowance at January 1, 2012	$766	$516	$1,282	$221	$1,503
Charge-offs (a)	(424)	(119)	(543)	(8)	(551)
Recoveries (b)	184	8	192	39	231
Net charge-offs	(240)	(111)	(351)	31	(320)
Provision for loan losses	200	54	254	(18)	236
Other (c)	77	(12)	65	(61)	4
Allowance at September 30, 2012	$803	$447	$1,250	$173	$1,423
Allowance for loan losses to finance receivables and loans outstanding at September 30, 2012 (d)	1.1%	4.6%	1.5%	0.4%	1.2%
Net charge-offs to average finance receivables and loans outstanding at September 30, 2012 (d)	0.5%	1.5%	0.6%	(0.1)%	0.4%
Allowance for loan losses to total nonperforming finance receivables and loans at September 30, 2012 (d)	263.8%	93.2%	159.4%	50.0%	125.9%
Ratio of allowance for loan losses to net charge-offs at September 30, 2012	2.5	3.0	2.7	(4.2)	3.3

(a)	Includes international consumer automobile and international commercial charge-offs of $128 million and $2 million, respectively.

(b)	Includes international consumer automobile and international commercial recoveries of $55 million and $29 million, respectively.

(c)	Includes provision for loan losses relating to discontinued operations of $49 million.

(d)
Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the unpaid principal balance, net of premiums and discounts.

The allowance for consumer loan losses at September 30, 2013, declined $192 million compared to September 30, 2012. The decline was primarily due to the reclassification of our international automotive finance business to discontinued operations at the end of 2012 and run-off of legacy mortgage assets. The decline was partially offset by increases in the allowance for consumer automotive assets due to the continued execution of our underwriting strategy to prudently expand our originations of consumer automotive assets across a broader credit spectrum, and the growth in our U.S. automotive consumer portfolio.
The allowance for commercial loan losses declined $33 million at September 30, 2013, compared to September 30, 2012, primarily related to the reclassification of our international automotive business to discontinued operations at the end of 2012.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Allowance for Loan Losses by Type
The following table summarizes the allocation of the allowance for loan losses by product type.

	2013			2012
September 30, ($ in millions)	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of allowance for loan losses	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of allowance for loan losses
Consumer
Consumer automobile (a)	$651	1.2%	54.3%	$803	1.1%	56.4%
Consumer mortgage
1st Mortgage	229	3.6	19.1	243	3.4	17.1
Home equity	178	7.3	14.9	204	7.5	14.3
Total consumer loans	1,058	1.6	88.3	1,250	1.5	87.8
Commercial
Commercial and industrial
Automobile (b)	56	0.2	4.7	139	0.4	9.8
Mortgage	—	—	—	—	—	—
Other	50	3.1	4.2	45	1.8	3.2
Commercial real estate
Automobile (c)	34	1.2	2.8	(11)	(0.4)	(0.8)
Mortgage	—	—	—	—	—	—
Total commercial loans	140	0.5	11.7	173	0.4	12.2
Total allowance for loan losses	$1,198	1.3%	100.0%	$1,423	1.2%	100.0%

(a)	Includes no international consumer automobile allowance for loan losses and $185 million at September 30, 2013 and September 30, 2012, respectively.

(b)	Includes no international commercial and industrial automobile allowance for loan losses and $31 million at September 30, 2013 and September 30, 2012, respectively.

(c)	Includes no international commercial real estate automobile allowance for loan losses and $1 million at September 30, 2013 and September 30, 2012, respectively.
Provision for Loan Losses
The following table summarizes the provision for loan losses by product type.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2013	2012	2013	2012
Consumer
Consumer automobile	$156	$99	$355	$200
Consumer mortgage
1st Mortgage	(40)	9	18	34
Home equity	28	(3)	(4)	20
Total consumer loans	144	105	369	254
Commercial
Commercial and industrial
Automobile	(3)	52	1	47
Mortgage	—	(1)	—	(1)
Other	3	(1)	(3)	(11)
Commercial real estate
Automobile	(3)	(50)	(6)	(53)
Mortgage	—	—	—	—
Total commercial loans	(3)	—	(8)	(18)
Total provision for loan losses	$141	$105	$361	$236

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The provision for consumer loan losses increased $39 million and $115 million, respectively, for the three months and nine months ended September 30, 2013, compared to the same periods in 2012. The increases were primarily due to the continued execution of our underwriting strategy to prudently expand our originations of consumer automotive assets across a broader credit spectrum, which was significantly narrowed during the most recent economic recession, and the growth in our U.S. automotive consumer portfolio.
Provision for commercial loan losses were credits of $3 million and $8 million, respectively, for the three months and nine months ended September 30, 2013, compared to no provision and credits of $18 million for the same periods in 2012. Lower finance receivables and loans at September 30, 2013 resulted in lower allowance build during the quarter while fewer recoveries and allowance releases from legacy businesses drove a lower credit for the nine months ended September 30, 2013.
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
We are also exposed to foreign-currency risk arising from the possibility that fluctuations in foreign-exchange rates will affect future earnings or asset and liability values related to our foreign operations. We enter into hedges to mitigate foreign exchange risk.
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
The Asset-Liability Committee (ALCO) is chaired by the Corporate Treasurer and is responsible for monitoring Ally's liquidity position, funding strategies and plans, contingency funding plans, and counterparty credit exposure arising from financial transactions. Corporate Treasury is responsible for managing the liquidity positions of Ally within prudent operating guidelines and targets approved by ALCO and the Risk and Compliance Committee of the Ally Financial Board of Directors. We manage liquidity risk at the parent company, Ally Bank, and consolidated levels. The parent company and Ally Bank prepare periodic forecasts depicting anticipated funding needs and sources of funds with oversight and monitoring by Corporate Treasury. Corporate Treasury manages liquidity under baseline economic projections as well as more severe economic stressed environments. Corporate Treasury, in turn, plans and executes our funding strategies.
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
We maintain available liquidity in the form of cash, unencumbered highly liquid securities, and available credit facility capacity that, taken together, allows us to operate and to meet our contractual and contingent obligations in the event of market-wide disruptions and enterprise-specific events. We maintain available liquidity at various entities and consider regulatory restrictions and tax implications that may limit our ability to transfer funds across entities. At September 30, 2013, we maintained $22.0 billion of total available parent company liquidity and $10.4 billion of total available liquidity at Ally Bank. Parent company liquidity is defined as our consolidated operations less Ally Bank and the regulated subsidiaries of Ally Insurance's holding company. To optimize cash and secured facility capacity between entities, the parent company lends cash to Ally Bank on occasion under an intercompany loan agreement. At September 30, 2013, $0.9 billion was outstanding under the intercompany loan agreement. Amounts outstanding are repayable to the parent company upon demand, subject to five days notice. As a result, this amount is included in the parent company available liquidity and excluded from the available liquidity at Ally Bank.
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

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Ally Bank Funding and Liquidity
Ally Bank raises deposits directly from customers through the direct banking channel via the internet and over the telephone. These deposits provide our Automotive Finance and Mortgage operations with a stable and low-cost funding source. At September 30, 2013, Ally Bank had $51.5 billion of total external deposits, including $41.7 billion of retail deposits.
At September 30, 2013, Ally Bank maintained cash liquidity of $2.7 billion and unencumbered highly liquid U.S. federal government and U.S. agency securities of $6.8 billion. In addition, at September 30, 2013, Ally Bank had unused capacity in committed secured funding facilities of $1.8 billion. Our ability to access this unused capacity depends on having eligible assets to collateralize the incremental funding and, in some instances, the execution of interest rate hedges. To optimize cash and secured facility capacity between entities, the parent company lends cash to Ally Bank on occasion under an intercompany loan agreement. Amounts outstanding on this loan are repayable to the parent company upon demand, subject to five days notice. Ally Bank has total available liquidity of $10.4 billion at September 30, 2013, excluding the intercompany loan of $0.9 billion.
Maximizing bank funding continues to be a key part of our long-term liquidity strategy. We have made significant progress in migrating assets to Ally Bank and growing our retail deposit base since becoming a bank holding company in December 2008. Retail deposit growth is key to further reducing our cost of funds and decreasing our reliance on the capital markets. We believe deposits provide a stable, low-cost source of funds that are less sensitive to interest rate changes, market volatility, or changes in our credit ratings when compared to other funding sources. We have continued to expand our deposit gathering efforts through our direct and indirect marketing channels. Current retail product offerings consist of a variety of products including certificates of deposits (CDs), savings accounts, money market accounts, IRA deposit products, as well as an interest checking product. In addition, we utilize brokered deposits, which are obtained through third-party intermediaries. In the first nine months of 2013 the deposit base at Ally Bank grew $4.6 billion, ending the quarter at $51.5 billion from $46.9 billion at December 31, 2012. The growth in deposits has been primarily attributable to our retail deposit portfolio, particularly within our savings and money market checking accounts, and our CDs, partially offset by a decline in our mortgage escrow accounts related to the disposition of Ally Bank's MSR assets. Strong retention rates continue to materially contribute to our growth in retail deposits. In the third quarter of 2013 we retained 93% of maturing CD balances up for renewal in the same period. Refer to Note 12 to the Condensed Consolidated Financial Statements for a summary of deposit funding by type.
The following table shows Ally Bank's number of accounts and deposit balances by type as of the end of each quarter since 2012.

($ in millions)	3rd Quarter 2013	2nd Quarter 2013	1st Quarter 2013	4th Quarter 2012	3rd Quarter 2012	2nd Quarter 2012	1st Quarter 2012
Number of retail accounts	1,451,026	1,389,577	1,334,483	1,219,791	1,142,837	1,082,753	1,036,468
Deposits
Retail	$41,691	$39,859	$38,770	$35,041	$32,139	$30,403	$29,323
Brokered	9,724	9,552	9,877	9,914	9,882	9,905	9,884
Other (a)	66	72	844	1,977	2,487	2,411	2,314
Total deposits	$51,481	$49,483	$49,491	$46,932	$44,508	$42,719	$41,521

(a)	Other deposits include mortgage escrow and other deposits (excluding intercompany deposits).
In addition to building a larger deposit base, we continue to remain active in the securitization markets to finance our Ally Bank automotive loan portfolios. During the third quarter of 2013, Ally Bank completed one term securitization transaction backed by dealer floorplan automotive loans raising $350 million. Securitization has proven to be a reliable and cost-effective funding source. Additionally, for retail automotive loans and lease notes, the term structure of the transaction locks in funding for a specified pool of loans and leases for the life of the underlying asset creating an effective tool for managing interest rate and liquidity risk. We manage the execution risk arising from secured funding by maintaining a diverse investor base and maintaining capacity in our committed secured facilities. At September 30, 2013, Ally Bank had exclusive access to $3.5 billion from committed credit facilities including a $2.5 billion syndicated facility that can fund automotive retail and dealer floorplan loans, as well as leases. In March 2013, this facility was renewed by a syndicate of nineteen lenders and extended until June 2014. At September 30, 2013, the amount outstanding under this facility was $1.7 billion.
Ally Bank also has access to funding through advances with the FHLB of Pittsburgh. These advances are primarily secured by consumer and commercial mortgage finance receivables and loans. As of September 30, 2013 Ally Bank has pledged $11.7 billion of assets to the FHLB resulting in $5.7 billion in total funding capacity with $2.8 billion of debt outstanding. As of September 30, 2013, Ally Bank had received $281 million in cash under repurchase agreements.
Additionally Ally Bank has access to the Federal Reserve Bank Discount Window and can borrow funds to meet short-term liquidity demands. However, the Federal Reserve Bank is viewed primarily as a liquidity source that can be accessed in stressed environments or periods of market disruption and is not a primary source of funding for day to day business. Ally Bank has assets pledged and restricted as collateral to the Federal Reserve Bank totaling $3.2 billion. Ally Bank had no debt outstanding with the Federal Reserve as of September 30, 2013.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Parent Company (Nonbank) Funding and Liquidity
At September 30, 2013, the parent company maintained liquid cash and equivalents in the amount of $3.7 billion and unencumbered highly liquid U.S. federal government and U.S. agency securities of $3.2 billion. These assets can be used to obtain funding through repurchase agreements with third parties or through outright sales. At September 30, 2013, the parent company had no debt outstanding under repurchase agreements. In addition, at September 30, 2013, the parent company had available liquidity from unused capacity in committed credit facilities of $13.4 billion. Parent company liquidity is defined as our consolidated operations less Ally Bank and the regulated subsidiaries of Ally Insurance's holding company. Our ability to access unused capacity in secured facilities depends on the availability of eligible assets to collateralize the incremental funding and, in some instances, on the execution of interest rate hedges. Funding sources at the parent company generally consist of long-term unsecured debt, unsecured retail term notes, committed credit facilities, asset-backed securitizations, and a modest amount of short-term borrowings. To optimize cash and secured facility capacity between entities, the parent company lends cash to Ally Bank on occasion under an intercompany loan agreement. Amounts outstanding on this loan are repayable to the parent company upon demand, subject to five days notice. The parent company has total available liquidity of $22.0 billion at September 30, 2013, which includes the intercompany loan of $0.9 billion. The total available liquidity amount at September 30, 2013 also includes $0.8 billion of availability that is sourced from certain committed funding arrangements generally reliant upon the origination of future automotive receivables over the next three months.
In the third quarter of 2013, we completed two transactions totaling $2.1 billion in funding through the debt capital markets. We will access the unsecured debt capital markets on an opportunistic basis to help pre-fund upcoming debt maturities. In addition, we have short-term and long-term unsecured debt outstanding from a legacy retail term note program known as SmartNotes. This program generally consisted of callable fixed-rate instruments with fixed-maturity dates ranging from 9 months to 30 years that were issued through a network of participating broker-dealers. During 2012, we launched a new retail term note program known as Ally Term Notes. There were $2.1 billion and $7.9 billion of combined retail term notes outstanding at September 30, 2013, and December 31, 2012, respectively. As of September 30, 2013, we have redeemed $5.5 billion of high-coupon callable SmartNotes and we have provided notice for the early redemption of $1.2 billion of high-coupon callable SmartNotes debt during the fourth quarter of 2013, as part of a liability management strategy to continue to improve Ally's cost of funds.
We also obtain unsecured funding from the sale of floating-rate demand notes under our Demand Notes program. The holder has the option to require us to redeem these notes at any time without restriction. Demand Notes outstanding were $3.2 billion at September 30, 2013, compared to $3.1 billion at December 31, 2012. Refer to Note 13 and Note 14 to the Condensed Consolidated Financial Statements for additional information about our outstanding short-term borrowings and long-term unsecured debt, respectively. Secured funding continues to be a significant source of financing at the parent company.
The total capacity in our committed funding facilities is provided by banks and other financial institutions through private transactions. The committed secured funding facilities can be revolving in nature and allow for additional funding during the commitment period, or they can be amortizing and not allow for any further funding after the closing date. At September 30, 2013, $24.2 billion of our $27.6 billion of committed capacity was revolving. Our revolving facilities generally have an original tenor ranging from 364 days to two years. As of September 30, 2013, we had $14.5 billion of committed funding capacity from revolving facilities with a remaining tenor greater than 364 days. The parent company's largest facility is a $8.5 billion revolving syndicated credit facility secured by automotive receivables. In March 2013, we increased and renewed this facility until March 2015. In the event this facility is not renewed at maturity, the outstanding debt will be repaid over time as the underlying collateral amortizes. At September 30, 2013, there was $2.9 billion outstanding under this facility. In addition to our syndicated revolving credit facility, we also maintain various bilateral and multilateral secured credit facilities that fund our Automotive Finance operations. These are primarily private securitization facilities that fund a specific pool of automotive assets. Many of the facilities have revolving commitments and allow for the funding of additional assets during the commitment period. Secured funding continues to be a significant source of financing at the parent company.
During the the third quarter of 2013, the parent company raised $1.0 billion through a public securitization transaction comprised of non-prime retail automotive loan collateral.
At September 30, 2013, the parent company maintained exclusive access to $19.3 billion of committed secured credit facilities in the U.S. with outstanding debt of $6.5 billion. In addition, we have $0.8 billion in forward purchase commitments to fund automotive assets.
The parent also has access to uncommitted credit facilities to fund its discontinued international operations. As of September 30, 2013, the parent company had $1.3 billion in uncommitted unsecured credit facilities with an outstanding debt of $1.3 billion.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Recent Funding Developments
During the first nine months of 2013, we completed U.S. funding transactions totaling almost $6.9 billion and renewed or increased key existing funding facilities as we accessed both the public and private markets. Key funding highlights from 2013 to date were as follows:

•
Ally Financial Inc. renewed, increased and/or extended $16.7 billion in U.S. credit facilities. The automotive credit facility renewal amount includes the March 2013 refinancing of $11.0 billion in credit facilities at both the parent company and Ally Bank with a syndicate of nineteen lenders. The $11.0 billion capacity is secured by retail, lease, and dealer floorplan automotive assets and is allocated to two separate facilities, one is a $8.5 billion facility maturing in March 2015, which is available to the parent company, while the other is a $2.5 billion facility available to Ally Bank maturing in June 2014.

•
Ally Financial Inc. continued to access the public asset-backed securitization markets completing eight U.S. transactions that raised nearly $6.9 billion, with $3.8 billion and $3.1 billion raised by Ally Bank and the parent company, respectively.

•	We accessed the unsecured debt capital markets in the third quarter of 2013 and raised $2.1 billion.
Funding Sources
The following table summarizes debt and other sources of funding and the amount outstanding under each category for the periods shown.

($ in millions)	Bank	Parent	Total	%
September 30, 2013
Secured financings	$22,609	$11,577	$34,186	29
Institutional term debt	—	24,531	24,531	21
Retail debt programs (a)	—	7,404	7,404	6
Total debt (b)	22,609	43,512	66,121	56
Deposits (c)	51,481	550	52,031	44
Total on-balance sheet funding	$74,090	$44,062	$118,152	100
December 31, 2012
Secured financings	$29,161	$15,950	$45,111	35
Institutional term debt	—	22,200	22,200	17
Retail debt programs (a)	—	13,451	13,451	10
Bank loans and other	2	164	166	—
Total debt (b)	29,163	51,765	80,928	62
Deposits (c)	46,932	983	47,915	38
Total on-balance sheet funding	$76,095	$52,748	$128,843	100

(a)	Primarily includes $2.1 billion and $7.9 billion of Retail Term Notes at September 30, 2013 and December 31, 2012, respectively.

(b)	Excludes fair value adjustment as described in Note 22 to the Condensed Consolidated Financial Statements.

(c)	Bank deposits include retail, brokered, mortgage escrow, and other deposits. Parent deposits include dealer deposits. Intercompany deposits are not included.
As a result of our funding strategy to maximize funding sources at Ally Bank and grow our retail deposit base, the percentage of funding sources from Ally Bank has increased in 2013 from 2012 levels, thus deposits represent a larger portion of the overall funding mix. Accordingly, the decline in committed funding facilities is attributed to the growth in Ally Bank deposits as well as to the sale of international businesses. Refer to Note 14 to the Condensed Consolidated Financial Statements for a summary of the scheduled maturity of long-term debt at September 30, 2013.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Committed Funding Facilities

	Outstanding		Unused Capacity (a)		Total Capacity
($ in billions)	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Bank funding
Secured	$1.7	$3.8	$1.8	$4.7	$3.5	$8.5
Parent funding
Unsecured (b)	—	0.1	—	—	—	0.1
Secured (c) (d) (e)	9.9	22.5	14.2	7.8	24.1	30.3
Total Parent funding	9.9	22.6	14.2	7.8	24.1	30.4
Shared capacity (f) (g)	—	1.1	—	3.0	—	4.1
Total committed facilities	$11.6	$27.5	$16.0	$15.5	$27.6	$43.0

(a)
Funding from committed secured facilities is available on request in the event excess collateral resides in certain facilities or is available to the extent incremental collateral is available and contributed to the facilities.

(b)	Total unsecured parent funding capacity represents committed funding for our discontinued international automobile financing business.

(c)
Total secured parent funding capacity includes committed funding for our discontinued international automobile financing business of $2.8 billion and $12.0 billion as of September 30, 2013 and December 31, 2012, respectively, with outstanding debt of $2.2 billion and $9.6 billion, respectively.

(d)
Total unused capacity includes $0.8 billion and $2.2 billion as of September 30, 2013 and December 31, 2012, respectively, from certain committed funding arrangements that are generally reliant upon the origination of future automotive receivables and that are available in 2013.

(e)	Includes the secured facilities of our Commercial Finance Group.

(f)	Funding is generally available for assets originated by Ally Bank or the parent company, Ally Financial Inc.

(g)	Total shared facilities includes committed funding for our discontinued international automobile financing business of $0.1 billion as of December 31, 2012, with outstanding debt of $0.1 billion.
Other Funding Facilities

	Outstanding		Unused Capacity		Total Capacity
($ in billions)	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Bank funding
Secured
Federal Reserve funding programs	$—	$—	$1.9	$1.8	$1.9	$1.8
FHLB advances	2.8	4.8	2.9	0.4	5.7	5.2
Total bank funding	2.8	4.8	4.8	2.2	7.6	7.0
Parent funding
Unsecured	1.3	2.1	—	0.4	1.3	2.5
Secured	—	0.1	—	0.1	—	0.2
Total parent funding (a)	1.3	2.2	—	0.5	1.3	2.7
Total other facilities	$4.1	$7.0	$4.8	$2.7	$8.9	$9.7

(a)	Total parent funding capacity represents funding for our discontinued international automobile financing business.
Cash Flows
Net cash provided by operating activities was $4.4 billion for the nine months ended September 30, 2013, compared to $4.8 billion for the same period in 2012. The decrease in net cash provided by operating activities was primarily due to higher cash outflow to settle derivatives in the nine months ended September 30, 2013, compared to 2012. The decrease was partially offset by the net cash inflow from sales and repayment of mortgage and automotive loans held-for-sale exceeding cash outflow from new originations and purchases of such loans by $2.4 billion during the nine months ended September 30, 2013. During the nine months ended September 30, 2012, this activity resulted in a net cash inflow of $1.6 billion.
Net cash provided by investing activities was $3.5 billion for the nine months ended September 30, 2013, compared to a net cash outflow from investing activities of $7.7 billion for the same period in 2012. The increase in net cash provided from investing activities was primarily due to $6.9 billion of net cash proceeds resulting from the sale of international businesses during the nine months ended September 30, 2013, proceeds of $911 million from the sale of mortgage servicing rights, and an $8.3 billion decrease in net cash outflow from finance receivables and loans for the nine months ended September 30, 2013, compared to 2012. Cash used to purchase available-for-sale securities, net of proceeds from sales, maturities, and repayments, increased $6.3 billion during the nine months ended September 30, 2013, compared to the same period in 2012. The cash outflow to purchase operating lease assets exceeded cash inflows from disposals of such assets by $5.2 billion

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

for the nine months ended September 30, 2013, compared to a net cash outflow of $4.3 billion for the nine months ended September 30, 2012. The increase in net cash outflows associated with leasing activities was primarily due to an increase in cash used to acquire leased assets.
Net cash used in financing activities for the nine months ended September 30, 2013, totaled $10.9 billion, compared to net cash provided by financing of $7.0 billion in the same period in 2012. Cash used to repay long-term debt exceeded cash generated from long-term debt issuances by $13.4 billion for the nine months ended September 30, 2013, as cash generated from the sale of international businesses was used in part to pay down debt. During the nine months ended September 30, 2012, cash from issuances of long-term debt exceed repayments by $4.6 billion. Cash provided by short-term debt increased $0.7 billion in the nine months ended September 30, 2013, compared to 2012, while cash provided by deposits decreased by $0.6 billion.
Capital Planning and Stress Tests
As a bank holding company with $50 billion or more of consolidated assets, Ally is required to conduct periodic stress tests and submit a proposed capital plan to the FRB every January, which the FRB must take action on by the following March. The proposed capital plan must include a description of all planned capital actions over a nine-quarter planning horizon. The proposed capital plan must also include a discussion of how Ally will maintain capital above the minimum regulatory capital ratios and above a Tier 1 common equity-to-total risk-weighted assets ratio of 5 percent, and serve as a source of strength to Ally Bank. The FRB must approve Ally's proposed capital plan before Ally may take any proposed capital action.
Ally submitted the required 2013 capital plan in January 2013. In March 2013, the FRB objected to our capital plan both on quantitative and qualitative grounds. In their published results, the FRB estimated our stressed tier 1 common ratio with adjusted planned capital actions to be 1.52 for the nine-quarter planning period. Also, the FRB estimated our stressed tier 1 capital ratio to be 11.02 and our tier 1 leverage ratio to be 9.42. The FRB noted that the stressed capital ratios assumed Ally remained subject to a substantial amount of contingent liabilities associated with ResCap over the nine-quarter period. In June 2013, a settlement agreement was reached with ResCap's major creditors that will, if approved, substantially reduce our contingent liabilities associated with ResCap. Refer to Note 1 to the Condensed Consolidated Financial Statements for more details related to the ResCap bankruptcy matters.
Further, on August 19, 2013, we entered into investment agreements, with certain accredited investors, to issue and sell in a private placement an aggregate of 166,667 shares of our common stock, $0.01 par value per share, at an aggregate price of $1 billion. Refer to Note 16 for additional information regarding the investment agreements.
The FRB continues to provide their approval for dividend and interest payments on preferred equity and debt instruments included in regulatory capital, including preferred stock, trust preferred securities, and subordinated debt. In addition, in July 2013, in accordance with the requirements of the Dodd-Frank Act, Ally submitted to the FRB its results of a mid-year stress test conducted under multiple macroeconomic scenarios. Further, in September 2013 we submitted a revised capital plan. We continue to have active, frequent and constructive dialogue with the FRB related to our capital plan on both the quantitative and qualitative aspects.
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

Rating agency	Short-term	Senior debt	Outlook	Date of last action
Fitch	B	BB-	Stable	May 24, 2013 (a)
Moody’s	Not Prime	B1	Review for Upgrade	October 2, 2013 (b)
S&P	C	B+	Watch Positive	May 16, 2013 (c)
DBRS	R-4	BB	Stable	July 3, 2013 (d)

(a)	Fitch affirmed our senior debt rating of BB-, our short term rating of B and changed the outlook to Stable on May 24, 2013.

(b)	Moody's placed our senior debt rating on review for possible upgrade on October 2, 2013.

(c)	Standard & Poor's affirmed our senior debt rating of B+, our short term rating of C, and placed our ratings on CreditWatch with positive implications on May 16, 2013.

(d)	DBRS upgraded our senior debt rating to BB, confirmed our short term rating of R-4, and changed the outlook to Stable on July 3, 2013.
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
As described in Note 1 and Note 26 to the Condensed Consolidated Financial Statements, on May 14, 2012, Residential Capital, LLC and certain of its wholly owned direct and indirect subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. As a result of the deconsolidation of ResCap, a significant portion of our representation and warranty reserve was eliminated. Further, on April 16, 2013, we completed the sale of a portfolio of agency MSRs to Ocwen and the sale included the transfer of the representation and warranty liabilities associated with the majority of the loans sold. Our representation and warranty reserve was $44 million at September 30, 2013 with respect to Ally Bank's sold and serviced loans for which we have retained representation and warranty obligation.
Overview
Ally Bank, within our Mortgage operations, sold loans that took the form of securitizations guaranteed by Fannie Mae and Freddie Mac. In connection with securitizations and loan sales, the trustee, for the benefit of the related security holders, was provided various representations and warranties related to the loans sold. The specific representations and warranties typically relate to, among other things, the ownership of the loan, the validity of the lien securing the loan, the loan's compliance with the criteria for inclusion in the transaction, including compliance with underwriting standards or loan criteria established by the buyer, the ability to deliver required documentation and compliance with applicable laws. In general, the representations and warranties described above may be enforced against Ally Bank at any time unless a sunset provision is in place. Upon discovery of a breach of a representation or warranty, the breach is corrected in a manner conforming to the provisions of the sale agreement. This may require Ally Bank to repurchase the loan, indemnify the investor for incurred losses, or otherwise make the investor whole. See Repurchase Process below.
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
On April 16, 2013, we completed the sales of agency MSRs to Ocwen and Quicken. The sale to Ocwen included the transfer of the origination representation and warranty liabilities (but not those related to servicing) on any and all claims following the sale of the MSRs through an indemnification agreement. However, Ally Bank retained all representation and warranty liability related to loans previously liquidated with a loss (e.g. GSEs completed a foreclosure) as well as the liability on outstanding claims at the time of the sale. The MSRs sale to Quicken did not include the transfer of representation and warranty liabilities. The repurchase reserve at September 30, 2013 reflects expected losses associated with the contractual obligation retained.
Total new repurchase claims received by Ally Bank were $55 million and $133 million for the three months and nine months ended September 30, 2013, respectively, compared to $113 million and $307 million for the same periods in 2012. The decrease in repurchase claims was driven by fewer new claims during the third quarter of 2013 due to the transfer of the representation and warranty liabilities associated with the agency MSRs sold to Ocwen. This was partially offset by an increase in repurchase claim activity during the three months ended September 30, 2013.
The total number and original unpaid principal balance (UPB) of loans related to unresolved representation and warranty demands (indemnification claims or repurchase demands) were 240 and $50 million, respectively, at September 30, 2013, compared to 259 and $58 million, respectively, at December 31, 2012. This includes demands that we have requested be rescinded but have not been agreed to by the investor. Total unresolved representation and warranty demands where Ally Bank has requested the investor to rescind decreased to $4 million or 9% of outstanding claims at September 30, 2013, compared to $23 million or 40% of outstanding claims at December 31, 2012.

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
The risk of repurchase or indemnification and the associated credit exposure is managed through underwriting and quality assurance practices and by servicing mortgage loans to meet investor standards. Ally Bank believes that, in general, the longer a loan performs prior to default, the less likely it is that an alleged breach of representation and warranty will be found to have a material and adverse impact on the loan's performance. When loans are repurchased, Ally Financial Inc. bears the related credit loss on the loans. Repurchased loans are classified as held-for-sale and initially recorded at fair value.
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
As part of our quarterly assessment of critical accounting estimates, we concluded that in accordance with ASC 740, Income Taxes, there was a change in the methodologies and processes used in developing the provision for income taxes from what was described in our 2012 Annual Report. Refer to Note 1 to the Condensed Consolidated Financial Statements for further discussion regarding the methodology and process used in the determination of provision for income taxes. There have been no other significant changes in the methodologies and processes used in developing these estimates from what was described in our 2012 Annual Report.
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

($ in millions)	September 30, 2013	December 31, 2012
Assets at fair value	$18,711	$20,408
As a percentage of total assets	12%	11%
Liabilities at fair value	$228	$2,468
As a percentage of total liabilities	n/m	2%
Assets at fair value using Level 3 inputs	$364	$1,288
As a percentage of assets at fair value	2%	6%
Liabilities at fair value using Level 3 inputs	$—	$3
As a percentage of liabilities at fair value	—%	n/m
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
Net Interest Margin Table
The following tables present an analysis of net interest margin excluding discontinued operations for the periods shown.

	2013			2012			Increase (decrease) due to (a)
Three months ended September 30, ($ in millions)	Average balance (b)	Interest income/ interest expense	Yield/ rate	Average balance (b)	Interest income/ interest expense	Yield/ rate	Volume	Yield/rate	Total
Assets
Interest-bearing cash and cash equivalents	$7,150	$3	0.17%	$13,517	$8	0.24%	$(3)	$(2)	$(5)
Trading assets	—	—	—	—	—	—	—	—	—
Investment securities (c)	15,724	79	1.99	11,414	58	2.02	22	(1)	21
Loans held-for-sale, net	67	—	—	2,731	23	3.35	(11)	(12)	(23)
Finance receivables and loans, net (d) (e)	94,999	1,119	4.67	95,180	1,141	4.77	(2)	(20)	(22)
Investment in operating leases, net (f)	16,744	317	7.51	11,810	265	8.93	98	(46)	52
Total interest-earning assets	134,684	1,518	4.47	134,652	1,495	4.42	104	(81)	23
Noninterest-bearing cash and cash equivalents	1,546			1,489
Other assets (g)	15,463			47,498
Allowance for loan losses	(1,197)			(1,211)
Total assets	$150,496			$182,428
Liabilities
Interest-bearing deposit liabilities	$50,886	$163	1.27%	$42,470	$158	1.48%	$29	$(24)	$5
Short-term borrowings	4,505	15	1.32	3,389	20	2.35	6	(11)	(5)
Long-term debt (h) (i) (j)	63,333	609	3.81	78,130	851	4.33	(149)	(93)	(242)
Total interest-bearing liabilities (h) (i) (k)	118,724	787	2.63	123,989	1,029	3.30	(114)	(128)	(242)
Noninterest-bearing deposit liabilities	67			2,503
Total funding sources (i) (l)	118,791	787	2.63	126,492	1,029	3.24
Other liabilities (m)	12,664			37,417
Total liabilities	131,455			163,909
Total equity	19,041			18,519
Total liabilities and equity	$150,496			$182,428
Net financing revenue		$731			$466		$218	$47	$265
Net interest spread (n)			1.84%			1.12%
Net interest spread excluding original issue discount (n)			2.09%			1.41%
Net interest spread excluding original issue discount and including noninterest-bearing deposit liabilities (n)			2.09%			1.47%
Net yield on interest-earning assets (o)			2.15%			1.38%
Net yield on interest-earning assets excluding original issue discount (o)			2.34%			1.60%

(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.

(b)	Average balances are calculated using a combination of monthly and daily average methodologies.

(c)
Excludes income on equity investments of $6 million during the three months ended September 30, 2013 and 2012, respectively. Yields on available-for-sale debt securities are based on fair value as opposed to historical cost.

(d)
Nonperforming finance receivables and loans are included in the average balances. For information on our accounting policies regarding nonperforming status, refer to Note 1 to the Consolidated Financial Statements in our 2012 Annual Report.

(e)	Includes other interest income of $1 million during the three months ended September 30, 2012.

(f)
Includes gains on sale of $95 million and $34 million during the three months ended September 30, 2013 and 2012, respectively. Excluding these gains on sale, the annualized yield would be 5.26% and 7.78% at September 30, 2013 and 2012, respectively.

(g)	Includes average balances of assets of discontinued operations.

(h)	Includes the effects of derivative financial instruments designated as hedges.

(i)
Average balance includes $1,631 million and $1,873 million related to original issue discount at September 30, 2013 and 2012, respectively. Interest expense includes original issue discount amortization of $64 million and $76 million during the three months ended September 30, 2013 and 2012, respectively.

(j)	Excluding original issue discount the rate on long-term debt was 3.33% and 3.85% at September 30, 2013 and 2012, respectively.

(k)	Excluding original issue discount the rate on total interest-bearing liabilities was 2.38% and 3.01% at September 30, 2013 and 2012, respectively.

(l)	Excluding original issue discount the rate on total funding sources was 2.38% and 2.95% at September 30, 2013 and 2012, respectively.

(m)	Includes average balances of liabilities of discontinued operations.

(n)	Net interest spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

(o)	Net yield on interest-earning assets represents net financing revenue as a percentage of total interest-earning assets.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

	2013			2012			Increase (decrease) due to (a)
Nine months ended September 30, ($ in millions)	Average balance (b)	Interest income/ interest expense	Yield/ rate	Average balance (b)	Interest income/ interest expense	Yield/ rate	Volume	Yield/rate	Total
Assets
Interest-bearing cash and cash equivalents	$6,582	$8	0.16%	$11,111	$19	0.23%	$(7)	$(4)	$(11)
Trading assets	—	—	—	348	10	3.84	(5)	(5)	(10)
Investment securities (c)	14,748	210	1.90	12,061	197	2.18	40	(27)	13
Loans held-for-sale, net	790	19	3.22	2,771	74	3.57	(49)	(6)	(55)
Finance receivables and loans, net (d) (e)	97,202	3,393	4.67	93,707	3,374	4.81	124	(105)	19
Investment in operating leases, net (f)	15,528	905	7.79	10,532	693	8.79	298	(86)	212
Total interest-earning assets	134,850	4,535	4.50	130,530	4,367	4.47	401	(233)	168
Noninterest-bearing cash and cash equivalents	1,732			1,855
Other assets (g)	23,340			52,687
Allowance for loan losses	(1,188)			(1,246)
Total assets	$158,734			$183,826
Liabilities
Interest-bearing deposit liabilities	$49,476	$489	1.32%	$41,722	$481	1.54%	$83	$(75)	$8
Short-term borrowings	4,383	47	1.43	3,680	56	2.03	10	(19)	(9)
Long-term debt (h) (i) (j)	66,853	2,013	4.03	76,288	2,568	4.50	(300)	(255)	(555)
Total interest-bearing liabilities (h) (i) (k)	120,712	2,549	2.82	121,690	3,105	3.41	(207)	(349)	(556)
Noninterest-bearing deposit liabilities	677			2,297
Total funding sources (i) (l)	121,389	2,549	2.81	123,987	3,105	3.35
Other liabilities (m)	17,696			40,859
Total liabilities	139,085			164,846
Total equity	19,649			18,980
Total liabilities and equity	$158,734			$183,826
Net financing revenue		$1,986			$1,262		$608	$116	$724
Net interest spread (n)			1.68%			1.06%
Net interest spread excluding original issue discount (n)			1.91%			1.42%
Net interest spread excluding original issue discount and including noninterest-bearing deposit liabilities (n)			1.93%			1.47%
Net yield on interest-earning assets (o)			1.97%			1.29%
Net yield on interest-earning assets excluding original issue discount (o)			2.15%			1.58%

(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.

(b)	Average balances are calculated using a combination of monthly and daily average methodologies.

(c)
Excludes income on equity investments of $19 million and $18 million during the nine months ended September 30, 2013 and 2012, respectively. Yields on available-for-sale debt securities are based on fair value as opposed to historical cost.

(d)
Nonperforming finance receivables and loans are included in the average balances. For information on our accounting policies regarding nonperforming status, refer to Note 1 to the Consolidated Financial Statements in our 2012 Annual Report.

(e)	Includes other interest income of $1 million and $4 million during the nine months ended September 30, 2013 and 2012, respectively.

(f)
Includes gains on sale of $250 million and $81 million during the nine months ended September 30, 2013 and 2012, respectively. Excluding these gains on sale, the annualized yield would be 5.64% and 7.76% at September 30, 2013 and 2012, respectively.

(g)	Includes average balances of assets of discontinued operations.

(h)	Includes the effects of derivative financial instruments designated as hedges.

(i)
Average balance includes $1,692 million and $1,966 million related to original issue discount at September 30, 2013 and 2012, respectively. Interest expense includes original issue discount amortization of $182 million and $280 million during the nine months ended September 30, 2013 and 2012, respectively.

(j)	Excluding original issue discount the rate on long-term debt was 3.57% and 3.91% at September 30, 2013 and 2012, respectively.

(k)	Excluding original issue discount the rate on total interest-bearing liabilities was 2.59% and 3.05% at September 30, 2013 and 2012, respectively.

(l)	Excluding original issue discount the rate on total funding sources was 2.57% and 3.00% at September 30, 2013 and 2012, respectively.

(m)	Includes average balances of liabilities of discontinued operations.

(n)	Net interest spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

(o)	Net yield on interest-earning assets represents net financing revenue as a percentage of total interest-earning assets.

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

PART II — OTHER INFORMATION
Ally Financial Inc. • Form 10-Q

Item 1.    Legal Proceedings
Refer to Note 26 to the Condensed Consolidated Financial Statements (incorporated herein by reference) for a discussion related to our legal proceedings, which supplements the discussion of legal proceedings set forth in Note 29 to our Annual Report on Form 10-K for the year ended December 31, 2012, as filed on March 1, 2013, with the U.S. Securities and Exchange Commission, as supplemented by the Current Report on Form 8-K filed with the SEC on July 9, 2013, and the Quarterly Reports on Form 10-Q for the three months ended March 31, 2013, and three months and six months ended June 30, 2013.
Item 1A.    Risk Factors
Other than with respect to the risk factor provided below, there have been no material changes to the Risk Factors described in our 2012 Annual Report and subsequent quarterly reports on Form 10-Q for the three months ended March 31, 2013, and the three months and six months ended June 30, 2013.
There can be no assurance that the conditions to effectiveness of the bankruptcy plan (the Plan) will be satisfied or waived, and the failure of the Plan to become effective could result in, among other consequences, the pursuit of an alternative form of reorganization or liquidation, which may be less favorable to us. If AFI does not receive the releases provided in the Plan, the Debtors and/or third party creditors are expected to assert substantial claims directly against AFI, which could have a material adverse impact on us. Even if the Plan is confirmed by the Bankruptcy Court and all required conditions are satisfied, there could be significant litigation against AFI for any claims not released under the Plan.
On May 14, 2012, ResCap and certain of its wholly owned direct and indirect subsidiaries (collectively, the Debtors) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court).
On May 14, 2013, Ally Financial Inc., on behalf of itself and certain of its subsidiaries (collectively, AFI) entered into a Plan Support Agreement (the PSA) with the Debtors, the official committee of unsecured creditors appointed in the Debtors' Chapter 11 cases (the Creditors' Committee), and certain creditors. The PSA, which was approved by the Bankruptcy Court on June 26, 2013, requires the parties to support a Chapter 11 plan in the Debtors' Chapter 11 cases (the Plan) that, among other things, settles and provides AFI full releases for all existing and potential claims between AFI and the Debtors, including all representation and warranty claims that reside with the Debtors (the Debtor Releases), and all pending and potential claims held by third parties related to the Debtors that could be brought against AFI (the Third Party Releases).
On July 3, 2013, the Debtors filed the Plan and related disclosure statement (the Disclosure Statement), with the Bankruptcy Court. The Bankruptcy Court entered an order approving the Disclosure Statement on August 23, 2013, and the Plan confirmation hearing is currently scheduled to commence on November 19, 2013. The Plan fully incorporates the terms of the PSA, including the Debtor Releases, as well as the Third Party Releases. As of the date hereof, AFI has agreed to settlements (the Settlements) with each of the Federal Housing Finance Agency (the FHFA) and the Federal Deposit Insurance Corporation, as receiver for certain failed banks (the FDIC), which provide, among other things, that in exchange for a monetary payment, the FHFA’s and FDIC’s pending litigation against AFI will be dismissed, and the claims will no longer be included as exceptions to the Third Party Releases. Also, the Plan will be amended to add Freddie Mac, and the FHFA as conservator for Freddie Mac and Fannie Mae, as exclusions from the Third Party Releases only with respect to certain ordinary-course representation and warranty repurchase claims against Ally Bank, as a former mortgage seller and servicer. The Settlements are not conditioned on the Plan becoming effective. It is possible that additional exceptions to the Third Party Releases could be added in the future with AFI’s consent.
Under the terms of the Plan, the effective date of the Plan must occur on or before the earlier of (i) 30 days after the Bankruptcy Court enters an order confirming the Plan (the Confirmation Order) or (ii) December 15, 2013. If this condition is not satisfied, the Plan allows AFI, the Debtors and/or the Creditors’ Committee to file a motion to vacate the Confirmation Order, which if approved, could result in the Plan becoming null and void. There are also several remaining conditions to be satisfied or waived before the Plan can be effective, including, the following: (i) the Confirmation Order must have been entered by the Bankruptcy Court and provide for, among other things, the Debtor Releases and Third Party Releases; (ii) the Confirmation Order must not have been stayed, modified, or vacated on appeal; (iii) AFI must have funded the contributions required under the Plan; and (iv) AFI's secured claims against the Debtors must have been fully satisfied. Moreover, the PSA includes a number of events that could result in the PSA being terminated, including the following: (i) the Bankruptcy Court enters an order appointing a Chapter 11 trustee; (ii) any of the Debtors' Chapter 11 cases are dismissed or converted to a case under Chapter 7 of the Bankruptcy Code; (iii) any court has entered a final, non-appealable judgment or order declaring any material portion of the PSA unenforceable; (iv) the releases set forth in the PSA are modified, amended, changed, severed or otherwise altered in the Plan or any other definitive document; and (v) the PSA ceases to be binding on AFI or the Creditors' Committee.
There can be no assurance that the conditions to effectiveness of the Plan will be satisfied or waived. The failure of the Plan to become effective could result in, among other consequences, the pursuit of an alternative form of reorganization or liquidation, which may be less favorable to AFI. Further, the termination of the PSA could result in, among other consequences, material modifications to the Plan, resulting in delay, significant expense and provisions that are less favorable to AFI. If AFI does not receive the releases described above, the Debtors and/or third party creditors are expected to assert substantial claims directly against AFI, which could have a material adverse impact on us.

Ally Financial Inc. • Form 10-Q

Even if the Plan is confirmed by the Bankruptcy Court and all required conditions are satisfied, there could be significant litigation against AFI for any claims not released under the Plan.
The Consumer Financial Protection Bureau is currently investigating our business practices, which could result in material adverse consequences.
The Consumer Financial Protection Bureau (CFPB) is currently investigating credit practices of certain participants in the automotive finance industry. In connection with these investigations, the staff of the CFPB has recently advised us that they believe we have an obligation to prevent independent automotive dealers with which we do business from engaging in certain retail financing practices that the CFPB staff believes violate the anti-discrimination provisions of the Equal Credit Opportunity Act, and that they believe we have failed to fulfill this obligation. We understand that the CFPB has similarly advised other automobile finance companies. We are currently in discussions with the CFPB with respect to these matters. It is possible that this could result in material adverse consequences including, without limitation, settlements, fines, penalties, adverse regulatory actions, changes in our business practices, or other actions. However, we are unable to estimate any potential financial or other impact at this time that could result from these investigations, should any occur.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.     Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.
Item 6.    Exhibits
The exhibits listed on the accompanying Index of Exhibits are filed as a part of this report. This Index is incorporated herein by reference.

Signatures
Ally Financial Inc. • Form 10-Q

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 5th day of November, 2013.

Ally Financial Inc. (Registrant)

/s/ JEFFREY J. BROWN
Jeffrey J. Brown Senior Executive Vice President of Finance and Corporate Planning

/s/ DAVID J. DEBRUNNER
David J. DeBrunner Vice President, Chief Accounting Officer, and Corporate Controller

Ally Financial Inc. • Form 10-Q

INDEX OF EXHIBITS

Exhibit	Description	Method of Filing

10.1	Form of Investment Agreement	Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated as of August 20, 2013 (File No. 1-3754), incorporated herein by reference.

10.2	Agreement in Respect of Securities Repurchase and Share Adjustment Provision, dated August 19, 2013, by and between United States Department of The Treasury and Ally Financial Inc.	Filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated as of August 20, 2013 (File No. 1-3754), incorporated herein by reference.

10.3	Relinquishment Agreement, each dated August 19, 2013, among Ally Financial Inc. and each of FIM Holdings LLC and United States Department of The Treasury	Filed as Exhibit 10.3 to the Company's Current Report on Form 8-K dated as of August 20, 2013 (File No. 1-3754), incorporated herein by reference.

10.4	Stockholders Agreement, dated August 19, 2013, among Ally Financial Inc., FIM Holdings LLC and United States Department of The Treasury	Filed as Exhibit 10.4 to the Company's Current Report on Form 8-K dated as of August 20, 2013 (File No. 1-3754), incorporated herein by reference.

12	Computation of Ratio of Earnings to Fixed Charges	Filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith.

101	Interactive Data File	Filed herewith.