Form 10-K
period 2013-12-31
Ally Financial Inc.
filed 2014-03-03
CIK 40729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013 or
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
(Zip Code)
(866) 710-4623
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act (all listed on the New York Stock Exchange):

Title of each class
10.30% Deferred Interest Debentures due June 15, 2015	Fixed Rate/Floating Rate Perpetual Preferred Stock, Series A
7.375% Notes due December 16, 2044	8.125% Fixed Rate/Floating Rate Trust Preferred Securities, Series 2 of GMAC Capital Trust I
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
At February 28, 2014, the number of shares outstanding of the Registrant’s common stock was 1,547,637 shares.
Documents incorporated by reference. None.

INDEX
Ally Financial Inc. • Form 10-K

Part I
Ally Financial Inc. • Form 10-K

Item 1.    Business
General
Ally Financial Inc. (formerly GMAC Inc.) is a leading, independent, financial services firm with $151.2 billion in assets. Founded in 1919, we are a leading automotive financial services company with over 90 years of experience providing a broad array of financial products and services to automotive dealers and their customers. We became a bank holding company on December 24, 2008, under the Bank Holding Company Act of 1956, as amended (the BHC Act). Additionally, our election to become a financial holding company (FHC) under the BHC Act was approved by the Board of Governors of the Federal Reserve System (FRB), and became effective on December 20, 2013. Our banking subsidiary, Ally Bank, is an indirect wholly owned subsidiary of Ally Financial Inc. and a leading franchise in the growing direct (internet, telephone, mobile, and mail) banking market, with $52.9 billion of deposits at December 31, 2013. The terms “Ally,” “the Company,” “we,” “our,” and “us” refer to Ally Financial Inc. and its subsidiaries as a consolidated entity, except where it is clear that the terms means only Ally Financial Inc.
Our Business
Dealer Financial Services, which includes our Automotive Finance and Insurance operations, and Mortgage are our primary lines of business. Our Dealer Financial Services business is centered on our strong and longstanding relationships with automotive dealers and supports manufacturers with which we have marketing relationships and their marketing programs. Our Dealer Financial Services business serves the financial needs of approximately 16,000 dealers in the United States and approximately 4 million of their retail customers with a wide range of financial services and insurance products. We believe our dealer-focused business model makes us the preferred automotive finance company for thousands of our automotive dealer customers. We have developed particularly strong relationships with thousands of dealers resulting from our longstanding relationship with General Motors Company (GM) as well as relationships with other manufacturers, including Chrysler Group LLC (Chrysler), providing us with an extensive understanding of the operating needs of these dealers relative to other automotive finance companies. In addition, we have established specialized incentive programs that are designed to encourage dealers to direct more of their business to us.
Ally Bank, our direct banking platform, provides us with a stable and diversified low-cost funding source. Our focus is on building a stable deposit base driven by our compelling brand and strong value proposition. Ally Bank raises deposits directly from customers through the direct banking channel via the internet, over the telephone, and through mobile applications. Ally Bank offers a full spectrum of deposit product offerings including savings and money market accounts, certificates of deposit, interest-bearing checking accounts, trust accounts, and individual retirement accounts. We continue to expand the deposit product offerings in our banking platform in order to meet customer needs. Ally Bank's assets and operating results are divided between our Automotive Finance operations and Mortgage operations based on its underlying business activities.
Our strategy is to extend our leading position in automotive finance in the United States by continuing to provide automotive dealers and their retail customers with premium service, a comprehensive product suite, consistent funding and competitive pricing, reflecting our commitment to the automotive industry. During 2012 and 2013, we further executed on our strategy by selling or liquidating nonstrategic operations. We are focused on expanding profitable dealer relationships, prudent earning asset growth, and higher risk-adjusted returns. Our growth strategy continues to focus on diversifying the franchise by expanding into different products as well as strengthening our network of dealer relationships. Over the past several years, we have increased our focus on the used vehicle and leased vehicle markets, which have resulted in used and leased vehicle financing volume growth. We also seek to broaden and deepen the Ally Bank franchise, prudently growing stable, quality deposits while extending our foundation of products and providing a high level of customer service.
Dealer Financial Services
Dealer Financial Services includes our Automotive Finance operations and Insurance operations. Our primary customers are automotive dealers, which are typically independently owned businesses. As part of the process of selling a vehicle, automotive dealers typically enter into retail installment sales contracts and leases with their retail customers. Dealers then select Ally or another automotive finance provider to which they sell retail installment sales contracts and leases. Use of the word "loan" in this document is intended to refer to, as the context suggests, retail installment sales contracts that we have acquired or other financing products. The term "originate" generally refers to our acquisition of retail installment sales contracts, other financing products, or leases as the context suggests.
Our Dealer Financial Services operations offer a wide range of financial services and insurance products to approximately 16,000 automotive dealerships and approximately 4 million of their retail customers. We have deep dealer relationships that have been built over our greater-than 90-year history. Our dealer-focused business model encourages dealers to use our broad range of products through incentive programs like our Ally Dealer Rewards program, which rewards individual dealers based on the depth and breadth of our relationship. During 2013, 70% of our U.S. automotive dealer customers received benefits under the Ally Dealer Rewards program, which was initiated in 2009. Our automotive finance services include providing retail installment sales contracts, loans, and leases, offering term loans to dealers, financing dealer floorplans and other lines of credit to dealers, fleet financing, and vehicle remarketing services. We also offer retail vehicle service contracts and commercial insurance primarily covering dealers' wholesale vehicle inventories. We are a leading provider of vehicle service contracts and maintenance coverage.

Ally Financial Inc. • Form 10-K

Automotive Finance
Our Automotive Finance operations consist of automotive finance business generated in the United States. At December 31, 2013, our Automotive Finance operations had $109.3 billion of assets and generated $3.4 billion of total net revenue in 2013. According to Experian Automotive, we were one of the largest independent providers of new retail automotive loans to franchised dealers in the United States during 2013. We have approximately 1,800 automotive finance and 600 insurance employees across the United States focused on serving the needs of our dealer customers with finance and insurance products, expanding the number of overall dealer and automotive manufacturer relationships, and supporting our dealer lending and underwriting functions. In addition, we have over 2,200 employees that support our servicing operations. We manage commercial account servicing for approximately 4,500 dealers that utilize our floorplan inventory lending or other commercial loans. We provide consumer asset servicing for a $77.7 billion portfolio at December 31, 2013. The extensive infrastructure and experience of our servicing operations are important to our ability to minimize our loan losses and enable us to deliver favorable customer experience to both our dealers and their retail customers.
Our success as an automotive finance provider is driven by the consistent and broad range of products and services we offer to dealers who originate loans and leases to their retail customers who are acquiring new and used vehicles. Ally and other automotive finance providers purchase these loans and leases from automotive dealers. Most automotive dealers are independently owned businesses and are our primary customers. Our growth strategy continues to focus on diversifying the franchise by expanding into different products as well as strengthening our network of dealer relationships. Over the past several years, we have continued to focus on the used vehicle segment primarily through franchised dealers, which has resulted in used vehicle financing volume growth. The fragmented used vehicle financing market provides an attractive opportunity that we believe will further expand and support our dealer relationships and increase our volume of retail loan originations.
Automotive dealers desire a full range of financial products, including new and used vehicle inventory financing, inventory insurance, term loans including real estate and working capital loans, and vehicle remarketing services to conduct their respective businesses as well as service contracts and guaranteed automobile protection (GAP) products to offer their customers. We have consistently provided this full suite of products to dealers.
For consumers, we provide retail automotive financing for new and used vehicles and leasing for new vehicles. In the United States, retail financing for the purchase of vehicles takes the form of installment sales financing. During 2013, we originated a total of 1.4 million automotive loans and leases totaling approximately $37.3 billion.
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
Our commercial automotive financing operations primarily fund dealer inventory purchases of new and used vehicles, commonly referred to as wholesale or floorplan financing. This represents the largest portion of our commercial automotive financing business. Wholesale floorplan loans are secured by vehicles financed (and all other vehicle inventory), which provide strong collateral protection in the event of dealership default. Additional collateral (e.g., personal guarantees from dealership owners) are oftentimes obtained to further manage credit risk. The amount we advance to dealers is equal to 100% of the wholesale invoice price of new vehicles. Interest on wholesale automotive financing is generally payable monthly and is indexed to a floating rate benchmark. The rate for a particular dealer is based on, among other considerations, competitive factors and the dealer's creditworthiness. During 2013, we financed an average of $28.2 billion of dealer vehicle inventory through wholesale or floorplan financings. We also provide comprehensive automotive remarketing services, including the use of SmartAuction, our online auction platform, which efficiently supports dealer-to-dealer and other commercial wholesale car transactions. In 2013, we and others including dealers, fleet rental companies, financial institutions, and GM, utilized SmartAuction to sell 261,000 vehicles to dealers and other commercial customers. SmartAuction served as the remarketing channel for 40% of Ally's off-lease vehicles.
Manufacturer Agreements
We were previously party to agreements with each of GM and Chrysler that provided for certain exclusivity privileges related to subvention programs that they offered. Our agreement with Chrysler expired in April 2013. In addition, our agreement with GM expired effective February 28, 2014. These agreements provided Ally with certain preferred provider benefits, including limiting the use of other

Ally Financial Inc. • Form 10-K

financing providers by GM and Chrysler for their incentive programs. We entered into a new auto financing agreement with GM that became effective on March 1, 2014 (the GM Agreement), which provides a general framework for dealer and consumer financing related to GM vehicles, as well as with respect to our ongoing participation in GM subvention programs. The GM Agreement does not provide Ally with any exclusivity or similar privileges related to the financing of GM vehicles, whether through subvention programs or otherwise. As a result, the GM Agreement does not provide the economic benefits or impose the obligations that were included within our prior agreement with GM. The GM Agreement is cancellable upon notice by either party after one year.
We have successfully competed at the dealer-level for consumer retail financing and leasing originations for GM and Chrysler automobiles based on our strong dealer relationships, competitive pricing, full suite of products, and comprehensive service. For example, during 2013, our share of GM subvented business was well in excess of the minimum level that GM was required to provide us under our prior agreement with GM. We have diversified our business mix by expanding our product offering for GM and Chrysler dealers as well as establishing new relationships with non-GM and non-Chrysler dealers.
Insurance
Our Insurance operations offer both consumer finance protection and insurance products sold primarily through the automotive dealer channel, and commercial insurance products sold directly to dealers. As part of our focus on offering dealers a broad range of consumer financial and insurance products, we provide vehicle service contracts, maintenance coverage, and GAP products. We also underwrite selected commercial insurance coverages, which primarily insure dealers' wholesale vehicle inventory in the United States. Our Insurance operations had $7.1 billion of assets at December 31, 2013, and generated $1.3 billion of total net revenue in 2013.
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
Wholesale vehicle inventory insurance for dealers provides physical damage protection for dealers' floorplan vehicles. Dealers are generally required to maintain this insurance by their floorplan finance provider. During 2013, these insurance products were purchased by approximately 3,800 dealers. Among U.S. GM franchised dealers to whom we provide wholesale financing, our wholesale insurance product penetration rate is approximately 82%. Dealers who receive wholesale financing from Ally are eligible for wholesale insurance incentives, such as automatic eligibility in our preferred insurance programs and increased financial benefits.
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
Mortgage
Our Mortgage operations were historically a significant portion of our operations and were conducted primarily through the Residential Capital, LLC (ResCap) subsidiary. On May 14, 2012, ResCap and certain of its wholly-owned direct and indirect subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (Bankruptcy Court). The Bankruptcy Court entered an order confirming a bankruptcy plan on December 11, 2013, which became effective on December 17, 2013. For further details with respect to this matter, refer to Note 1 to the Consolidated Financial Statements. Our Mortgage operations had $8.2 billion of assets at December 31, 2013, and generated $76 million of total net revenue in 2013.
With the completion of the ResCap settlement, we have exited the mortgage origination and servicing business. Our ongoing Mortgage operations are limited to the management of our held-for-investment mortgage portfolio. During 2013, we sold our business lending operations to Walter Investment Management Corp., completed the sales of agency mortgage servicing rights (MSRs) to Ocwen Financial Corp. (Ocwen) and Quicken Loans, Inc. (Quicken), and exited the correspondent lending channel.
Corporate and Other
Corporate and Other primarily consists of our Commercial Finance Group, our centralized corporate treasury activities, such as management of the cash and corporate investment securities portfolios, short- and long-term debt, retail and brokered deposit liabilities, derivative instruments, the amortization of the discount associated with debt issuances and bond exchanges, and the residual impacts of our corporate funds-transfer pricing (FTP) and treasury asset liability management (ALM) activities. Corporate and Other also includes certain equity investments, reclassifications and eliminations between the reportable operating segments, and overhead that was previously allocated to operations that have since been sold or classified as discontinued operations. Our Commercial Finance Group provides senior secured commercial-lending products to primarily U.S.-based middle market companies.
Ally Bank
Ally Bank raises deposits directly from customers through direct banking via the internet, telephone, mobile, and mail channels. Ally Bank has established a strong and growing retail banking franchise that is based on a promise of being straightforward, easy to use, and

Ally Financial Inc. • Form 10-K

offering high-quality customer service. Ally Bank's products and services are designed to develop long-term customer relationships and capitalize on the shift in consumer preference away from branch banking in favor of direct banking.
Ally Bank provides us with a stable and diversified low-cost funding source. At December 31, 2013, we had $52.9 billion of deposits including $43.2 billion of retail deposits sourced by Ally Bank. The focus on retail deposits and growth and retention in our deposit base from $19.2 billion at the end of 2008 to $52.9 billion at the end of 2013, combined with favorable capital market conditions and a lower interest rate environment have contributed to a reduction in our cost of funds of approximately 94 basis points since the first quarter of 2012. We expect to continue to lower our cost of funds and diversify our overall funding as our deposit base grows.
We believe Ally Bank is well-positioned to continue to benefit from the consumer driven-shift from branch banking to direct banking. According to a 2013 American Bankers Association survey, the percentage of customers who prefer to do their banking via direct channels (internet, mail, phone, and mobile) increased from 21% to 61% between 2007 and 2013, while those who prefer branch banking declined from 39% to 18% over the same period. Ally Bank has received a positive response to innovative savings and other deposit products. Ally Bank's products include savings and money market accounts, certificates of deposit, interest-bearing checking accounts, and individual retirement accounts. Ally Bank's competitive direct banking features include online and mobile banking, electronic bill pay, remote deposit, electronic funds transfer nationwide, ATM fee reimbursements, and no minimum balance requirements.
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
The market for automotive securitizations is also competitive, and other issuers could increase the amount of their issuances. In addition, lenders and other investors within this market often establish limits on their credit exposure to particular issuers and asset classes, or they may require higher returns to increase the amount of their exposure. Increased issuance by other participants in the market or decisions by investors to limit their credit exposure to (or to require a higher yield for) us or to automotive securitizations could negatively affect our ability and that of our subsidiaries to price our securitizations at attractive rates. The result would be lower proceeds from these activities and lower profits for our subsidiaries and us.
Certain Regulatory Matters
We are subject to various regulatory, financial, and other requirements of the jurisdictions in which our businesses operate. In light of recent conditions in the global financial markets, regulators have increased their focus on the regulation of the financial services industry. As a result, proposals for legislation or regulations that could increase the scope and nature of regulation of the financial services industry are expected. The following is a description of some of the laws and regulations that currently affect our business.
Bank Holding Company and Financial Holding Company Status
Ally Financial Inc. (Ally) and IB Finance Holding Company, LLC (IB Finance) are currently both bank holding companies under the BHC Act. IB Finance is the direct holding company for Ally's FDIC-insured depository institution, Ally Bank. As a bank holding company, Ally is subject to supervision, examination and regulation by the FRB. Ally must also comply with regulatory risk-based and leverage capital requirements, as well as various safety and soundness standards imposed by the FRB, and is subject to certain statutory restrictions concerning the types of assets or securities it may own and the activities in which it may engage. Ally Bank, our banking subsidiary, is currently not a member of the Federal Reserve System and is subject to supervision, examination and regulation by the Federal Deposit Insurance Corporation (FDIC) and the Utah Department of Financial Institutions (Utah DFI). This regulatory oversight focuses on the protection of depositors, the FDIC's Deposit Insurance Fund, and the banking system as a whole, not security holders, and in some instances may be contrary to their interests.
Our election to become a FHC under the BHC Act was approved by the FRB, and became effective on December 20, 2013. To maintain its status as a financial holding company, Ally and its bank subsidiary, Ally Bank, must remain “well-capitalized” and “well-managed,” as defined under applicable law.

•
Permitted Activities —The Gramm-Leach-Bliley Act of 1999 (GLB Act) amended the BHC Act by providing a new regulatory framework applicable to “financial holding companies,” which are bank holding companies that meet certain qualifications and elect financial holding company status. The FRB supervises, examines, and regulates financial holding companies, as it does all bank holding companies. However, insurance and securities activities conducted by a financial holding company or its nonbank subsidiaries are regulated primarily by functional regulators. As a financial holding company, Ally is permitted to engage in a broader range of financial and related activities than those that are permissible for bank holding companies, in particular, securities,

Ally Financial Inc. • Form 10-K

insurance, and merchant banking activities. Ally's status as a financial holding company allows us to continue all existing insurance activities, as well as our SmartAuction vehicle remarketing services for third parties. Under the BHC Act, Ally generally may not, directly or indirectly, acquire more than 5% of any class of voting shares of any nonaffiliated bank or bank holding company without first obtaining FRB approval.

•
Dodd-Frank Wall Street Reform and Consumer Protection Act — On July 21, 2010, the President of the United States signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act). The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial services industry, addressing, among other things, systemic risk, capital adequacy, deposit insurance assessments, consumer financial protection, derivatives, restrictions on an insured bank’s transactions with its affiliates, lending limits, and mortgage-lending practices. When fully implemented, the Dodd-Frank Act will have material implications for Ally and the entire financial services industry. Among other things, it would:

•
result in Ally being subject to enhanced prudential standards, oversight and scrutiny as a result of being a bank holding company with $50 billion or more in total consolidated assets (large bank holding company);

•	increase the levels of capital and liquidity with which Ally must operate and affect how it plans capital and liquidity levels;

•	subject Ally to new and/or higher fees paid to various regulatory entities, including but not limited to deposit insurance fees paid by Ally Bank to the FDIC;

•	potentially impact a number of Ally's business and risk management strategies;

•	potentially restrict the revenue that Ally generates from certain businesses;

•	require Ally to provide to the FRB and FDIC an annual plan for its rapid and orderly resolution in the event of material financial distress;

•	subject Ally to regulation by the Consumer Financial Protection Bureau (CFPB), which has very broad rule-making, examination, and enforcement authorities;

•
subject Ally to the Volcker Rule, which prohibits “proprietary trading” activities as well as investing in, sponsoring, or maintaining certain other relationships with “covered funds,” each as defined in the final implementing regulations and subject to important exemptions contained therein; and

•
subject derivatives that Ally enters into for hedging, risk management and other purposes to a comprehensive new regulatory regime which, over time, will require central clearing and execution on designated markets or execution facilities for certain standardized derivatives and impose margin, documentation, trade reporting and other new requirements.

A number of provisions in the Dodd-Frank Act have entered into effect while others will become effective at a later date or after a rulemaking process is completed. While U.S. regulators have finalized many regulations to implement various provisions of the Dodd-Frank Act, they plan to propose or finalize additional implementing regulations in the future.
Under the Dodd-Frank Act, financial holding companies such as Ally are subjected to a new orderly liquidation authority. The orderly liquidation authority became effective in July 2010, with implementing regulations adopted thereafter in stages, with some rulemakings still to come. Under the orderly liquidation authority, the FDIC would be appointed as receiver upon an insolvency of Ally, giving the FDIC considerable rights and powers that it must exercise with the goal of liquidating and winding up Ally, including the ability to assign assets and liabilities without the need for creditor consent or prior court review and the ability of the FDIC to differentiate and determine priority among creditors. In December 2013, the FDIC released its proposed Single Point of Entry strategy for resolution of a systemically important financial institution under the orderly liquidation authority. The FDIC’s release outlines how it would use its powers under the orderly liquidation authority to resolve a systemically important financial institution by placing its top-tier U.S. holding company in receivership and keeping its operating subsidiaries open and out of insolvency proceedings by transferring the operating subsidiaries to a new bridge holding company, recapitalizing the operating subsidiaries, and imposing losses on the shareholders and creditors of the holding company in receivership according to their statutory order of priority.
In February 2014, the FRB issued a final rule to implement certain enhanced prudential standards under the Dodd-Frank Act for large bank holding companies such as Ally. The final rule will, among other things, require Ally to maintain a buffer of unencumbered highly liquid assets to meet projected net cash outflows for 30 days over the range of liquidity stress scenarios used in internal stress tests and to comply with a number of risk management and governance requirements, including liquidity risk management standards. The final rule will have a general compliance date of January 1, 2015. The Federal Reserve has stated that it will issue, at a later date, final rules to implement certain other enhanced prudential standards under the Dodd-Frank Act for large bank holding companies, including single counterparty credit limits and an early remediation framework.

Ally Financial Inc. • Form 10-K

To complement the above mentioned internal liquidity stress testing and liquidity buffer requirements, the FRB and other U.S. banking regulators issued a proposal in October 2013 to implement the Basel III liquidity coverage ratio (LCR) requirements for large bank holding companies. The LCR was developed by the Basel Committee on Banking Supervision (Basel Committee) to ensure banking organizations have sufficient high-quality liquid assets to withstand a standardized short-term supervisory liquidity stress scenario. The U.S. LCR proposal is more stringent in certain respects compared to the Basel Committee’s version of the LCR, and includes a generally narrower definition of high-quality liquid assets and a two-year phase-in period that would end on December 31, 2016.
The CFPB has issued various rules to implement consumer financial protection provisions of the Dodd-Frank Act and related requirements. Many of these rules impose new requirements on Ally and its business operations. In addition, as an insured depository institution with total assets of more than $10 billion, Ally Bank is subject to examination by the CFPB with respect to its compliance with federal consumer financial protection laws and regulations.

•
Capital Adequacy Requirements — Ally and Ally Bank are subject to various guidelines as established under FRB and FDIC regulations. Refer to Note 20 to the Consolidated Financial Statements for additional information. See also “Basel Capital Accord” below.

•
Capital Planning and Stress Tests — In December 2011, the FRB adopted a capital plan rule for large bank holding companies. The capital planning regime requires Ally to submit a proposed capital plan to the FRB every January, which the FRB must take action on by the following March. The proposed capital plan must include a description of all planned capital actions over a nine-quarter planning horizon, including any issuance of a debt or equity capital instrument, any capital distribution, and any similar action that the FRB determines could have an impact on Ally's consolidated capital. The proposed action plan must also include a discussion of how Ally will maintain capital above the U.S. Basel III minimum regulatory capital ratios that are phased in over the nine-quarter planning horizon, and above a Tier 1 common equity-to-total risk-weighted assets ratio of 5 percent, and serve as a source of strength to Ally Bank. The FRB's capital plan rule requires that Ally receive no objection from the FRB before making a capital distribution. If the FRB objects to the capital plan, or if certain material events occur after approval of a plan, Ally must submit a revised capital plan within 30 days. In addition, even with an approved capital plan, Ally must seek the approval of the FRB before making a capital distribution if, among other factors, Ally would not meet its regulatory capital requirements after making the proposed capital distribution.

In October 2012, U.S. banking regulators issued final rules to implement the capital stress testing requirements in the Dodd-Frank Act. The FRB final rule requires Ally to conduct semi-annual (annual and mid-cycle) company-run stress tests under baseline, adverse, and severely adverse economic scenarios over a planning horizon that spans nine quarters. The FDIC final rule requires Ally Bank to conduct an annual company-run stress test under baseline, adverse, and severely adverse economic scenarios over a planning horizon that spans nine quarters. Under these rules, Ally and Ally Bank are required to submit the results of these stress tests to regulators and publicly disclose summary results of the stress tests under the severely adverse economic scenario. In addition, the FRB will also publish, by March 31 of each calendar year, summary results of Dodd-Frank supervisory stress tests conducted by the FRB of each large bank holding company, including Ally. The Dodd-Frank stress tests are intended to provide supervisors with forward-looking information to help identify downside risk and the potential effect of adverse conditions on capital adequacy.
As part of the FRB’s annual Comprehensive Capital Analysis and Review (CCAR), the Dodd-Frank stress tests required under the FRB's final rule are integrated into the capital planning process in the FRB's capital plan rule. Ally submitted its 2013 capital plan in January 2013. In March 2013, the FRB objected to the capital plan both on quantitative and qualitative grounds. In September 2013, Ally submitted a revised capital plan, to which the FRB did not object in November 2013. In November 2013, the FRB issued instructions for the 2014 CCAR and the 2014 supervisory stress test scenarios. On January 6, 2014, Ally and Ally Bank submitted the 2014 capital plan and stress tests as required by the rules and the 2014 CCAR instructions.

•
Limitations on Bank and Bank Holding Company Dividends and Capital Distributions — Utah law (and, in certain instances, federal law) places restrictions and limitations on dividends or other distributions payable by our banking subsidiary, Ally Bank, to Ally. Under the FRB’s capital plan rule, an objection to a large bank holding company’s capital plan generally prohibits it from paying dividends or making certain other capital distributions without specific FRB non-objection to such action. Even if a large bank holding company receives a non-objection to its capital plan, it may not pay a dividend or make certain other capital distributions without FRB approval under certain circumstances (e.g., after giving effect to the dividend or distribution, the bank holding company would not meet a minimum regulatory capital ratio or a Tier 1 common ratio of at least 5%). In addition, FRB supervisory guidance requires bank holding companies such as Ally to consult with the FRB prior to increasing dividends, implementing common stock repurchase programs or redeeming or repurchasing capital instruments. Such guidance provides for a supervisory capital assessment program that outlines FRB expectations concerning the processes that bank holding companies have in place to ensure they hold adequate capital under adverse conditions to maintain ready access to funding. The U.S. banking regulators are also authorized to prohibit a banking subsidiary or bank holding company from engaging in unsafe or unsound banking practices and, depending upon the circumstances, could find that paying a dividend or making a capital distribution would constitute an unsafe or unsound banking practice.

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
Under the Dodd-Frank Act, among other changes to the Affiliate Transaction Restrictions, credit exposures arising from derivatives transactions, securities lending and borrowing transactions, and acceptance of affiliate-issued debt obligations (other than securities) as collateral for a loan or extension of credit will be treated as "covered transactions." The Dodd-Frank Act also expands the scope of covered transactions required to be collateralized, requires that collateral be maintained at all times for covered transactions required to be collateralized, and places limits on acceptable collateral.
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

•
Source of Strength — Pursuant to the Federal Deposit Insurance Act, as amended by the Dodd-Frank Act, FRB policy and regulations and the Parent Company Agreement and the Capital and Liquidity Maintenance Agreement described in Note 20 to the Consolidated Financial Statements, Ally is required to act as a source of financial and managerial strength to Ally Bank and is required to commit necessary capital and liquidity to support Ally Bank. This support may be required at inopportune times for Ally.

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

Basel Capital Accord
The existing risk-based capital standards adopted by the U.S. banking regulators are based on the Basel Committee’s Basel I capital accord (Basel I). The U.S. banking regulators adopted Basel I in 1989, which generally applies to U.S. insured depository institutions and bank holding companies. In 2004, the Basel Committee published a revision to Basel I known as Basel II. The goal of Basel II is to provide more risk-sensitive approaches for calculating risk-weighted assets (the denominator of a banking organization’s risk-based capital ratio) and promote enhanced risk management practices among large internationally active U.S. banking organizations (advanced approaches banking organizations). U.S. banking regulators published final Basel II rules in December 2007. Basel II’s more risk-sensitive approaches for calculating risk-weighted assets for credit risk and operational risk are referred to in the United States as the advanced approaches capital rules. Ally is not subject to the advanced approaches capital rules.
In December 2010, the Basel Committee reached an agreement on the Basel III capital framework, which was designed to increase the quality and quantity of regulatory capital by introducing new risk-based and leverage capital standards. In July 2013, the U.S. banking regulators finalized rules implementing the Basel III capital framework and related Dodd-Frank Act provisions. The U.S. Basel III final rules represent substantial revisions to the existing regulatory capital standards for U.S. banking organizations. Ally will become subject to the U.S.

Ally Financial Inc. • Form 10-K

Basel III final rules beginning on January 1, 2015. Certain aspects of the U.S. Basel III final rules, including the new capital buffers and regulatory capital deductions, will be phased in over several years.
Once fully phased in, the U.S. Basel III final rules will subject Ally to a minimum Common Equity Tier 1 risk-based capital ratio of 4.5%, a minimum Tier 1 risk-based capital ratio of 6%, and a minimum Total risk-based capital ratio of 8% on a fully phased-in basis. Ally will also be subject to a 2.5% Common Equity Tier 1 capital conservation buffer. Failure to maintain such buffers will result in restrictions on Ally’s ability to make capital distributions, including dividend payment, stock repurchases and redemptions, and pay discretionary bonuses to executive officers. In addition to these new risk-based capital standards, the U.S. Basel III final rules require advanced approaches banking organizations to comply with a minimum Basel III supplementary leverage ratio of 3%. Ally is not an advanced approaches banking organization and therefore will not be subject to the Basel III supplementary leverage ratio requirement. The U.S. Basel III final rules subjects all U.S. banking organizations, including Ally, to a minimum Tier 1 leverage ratio of 4%, the denominator of which only takes into account on-balance sheet assets. Effective January 1, 2015, the “well-capitalized” standard for Ally Bank will be revised to reflect the higher capital requirements in the U.S. Basel III final rules.
In addition to introducing new capital ratios, the U.S. Basel III final rules revise the eligibility criteria for regulatory capital instruments and provides for the phase-out of existing capital instruments that do not satisfy the new criteria. Subject to certain exceptions (e.g., for certain debt or equity issued to the U.S. government under the Emergency Economic Stabilization Act), trust preferred and other “hybrid” securities will be phased out from a banking organization’s Tier 1 capital by January 1, 2016. Also, certain new items will be deducted from Common Equity Tier 1 capital and certain existing deductions from regulatory capital will be modified. Among other things, the final rules require significant investments in the common shares of unconsolidated financial institutions, MSRs, and certain deferred tax assets that exceed specified individual and aggregate thresholds to be deducted from Common Equity Tier 1 capital.
Beginning on January 1, 2015, the U.S. Basel III final rules will replace the existing Basel I-based approach for calculating risk-weighted assets with the U.S. Basel III standardized approach that, among other things, modifies certain existing risk weights and introduces new methods for calculating risk-weighted assets of certain types of assets and exposures. In December 2013, the FRB made technical revisions to the market risk capital rule, which only applies to banking organizations with significant trading assets and liabilities. Ally is currently not subject to the market risk capital rule.
Troubled Asset Relief Program
As part of the Automotive Industry Financing Program created under the Troubled Asset Relief Program (TARP) established by the U.S. Department of Treasury (Treasury) under the Emergency Economic Stabilization Act of 2008 (the EESA), Ally has entered into agreements pursuant to which Treasury has made investments in Ally. As a result of these investments, subject to certain exceptions, Ally and its subsidiaries are generally prohibited from paying certain dividends or distributions on, or redeeming, repurchasing, or acquiring any common stock without the consent of Treasury. Ally has further agreed that until Treasury ceases to hold Ally common stock, Ally will comply with certain restrictions on executive perquisites and compensation. Ally must also take all necessary action to ensure that its corporate governance and benefit plans with respect to its senior executive officers comply with Section 111(b) of the EESA as implemented by any guidance or regulation under the EESA, as amended by the American Recovery and Reinvestment Act of 2009, as implemented by the Interim Final Rule issued by Treasury on June 15, 2009. For further details regarding these restrictions on compensation as a result of TARP investments, refer to the Compensation Discussion and Analysis in Item 11.
Depository Institutions
Ally Bank's deposits are insured by the FDIC, and Ally Bank is required to file periodic reports with the FDIC concerning its financial condition. Total assets of Ally Bank were $98.7 billion and $94.8 billion at December 31, 2013 and 2012, respectively. As a commercial nonmember bank chartered by the State of Utah, Ally Bank is subject to various regulatory capital adequacy requirements administered by state and federal banking agencies. The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), among other things, identifies five capital categories for insured depository institutions ("well-capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized") and requires the respective federal regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements within such categories. Depending on the category in which an institution is classified, FDICIA imposes progressively more restrictive constraints on operations, management, and capital distributions.
Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on Ally Bank's results of operations and financial condition. FDICIA generally prohibits a depository institution from making any capital distribution, including payment of a cash dividend or paying any management fee to its holding company, if the depository institution would become under-capitalized after such payment. Under-capitalized institutions are also subject to growth limitations and are required by the appropriate federal banking agency to submit a capital restoration plan. If any depository institution subsidiary of a holding company is required to submit a capital restoration plan, the holding company would be required to provide a limited guarantee regarding compliance with the plan as a condition of approval of such plan. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements.
At December 31, 2013, we were in compliance with our regulatory capital requirements. For an additional discussion of capital adequacy requirements, refer to Note 20 to the Consolidated Financial Statements.

Ally Financial Inc. • Form 10-K

U.S. Mortgage Business
Our U.S. mortgage business is subject to extensive federal, state, and local laws, rules, and regulations in addition to judicial and administrative decisions that impose requirements and restrictions on this business. As a Federal Housing Administration-approved lender, Ally Bank is required to submit audited financial statements to the Department of Housing and Urban Development on an annual basis. The U.S. mortgage business is also subject to examination by the Federal Housing Commissioner to assure compliance with Federal Housing Administration regulations, policies, and procedures. The federal, state, and local laws, rules, and regulations to which our U.S. mortgage business is subject, among other things, impose licensing obligations and financial requirements; limit the interest rates, finance charges, and other fees that can be charged; regulate the use of credit reports and the reporting of credit information; impose underwriting requirements; regulate marketing techniques and practices; require the safeguarding of nonpublic information about customers; and regulate servicing practices, including the assessment, collection, foreclosure, claims handling, and investment and interest payments on escrow accounts.
The Dodd-Frank Act imposed new requirements regarding mortgage loan servicing, and the CFPB’s final regulations implementing these provisions went into effect in January 2014. The risk retention requirement under the Dodd-Frank Act requires securitizers to retain no less than 5% of the credit risk when they create, sell, or transfer mortgage-backed securities (MBS) to third parties, with an exception for securitizations that are wholly composed of “qualified residential mortgages” (QRMs). Federal regulators reproposed a regulation implementing this Dodd-Frank Act requirement in August 2013.
The future of the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac), and the Government National Mortgage Association (Ginnie Mae) (collectively, the Government-sponsored Enterprises, or GSEs) and the role of government agencies in the U.S. mortgage markets remain uncertain. The Executive Branch has committed to work with the Federal Housing Finance Agency (FHFA) to develop a plan to responsibly reduce the role of the GSEs in the mortgage market and, ultimately, wind down Fannie Mae and Freddie Mac. In addition, proposals have been introduced in both houses of Congress to reform the role of the GSEs in the U.S. housing sector and move toward a private sector model.
Automotive Lending Business
The CFPB has focused on the area of automotive finance, particularly with respect to indirect financing arrangements and fair lending compliance. In March 2013, the CFPB provided guidance about compliance with the fair lending requirements of the Equal Credit Opportunity Act and its implementing regulations for indirect automotive finance companies that permit dealers to charge annual percentage rates to consumers in excess of buy rates used by the finance company to calculate the price paid to acquire an assignment of the retail installment sale contract. In December 2013, Ally Financial Inc. and Ally Bank entered into Consent Orders issued by the CFPB and the U.S. Department of Justice (DOJ) pertaining to the allegation of disparate impact in the automotive finance business. For further information, refer to Note 29 to the Consolidated Financial Statements.
Insurance Companies
Our Insurance operations are subject to certain minimum aggregate capital requirements, net asset and dividend restrictions under applicable state and foreign insurance law, and the rules and regulations promulgated by various U.S. and foreign regulatory agencies. Under various state and foreign insurance regulations, dividend distributions may be made only from statutory unassigned surplus with approvals required from the regulatory authorities for dividends in excess of certain statutory limitations. Our insurance operations are also subject to applicable state laws generally governing insurance companies, as well as laws and regulations for products that are not regulated as insurance, such as vehicle service contracts and guaranteed asset protection waivers.
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
Further, refer to the Tax Assets Protective Measures section of Management's Discussion and Analysis for details of certain actions taken by us during January 2014, which are intended to prevent persons from acquiring Ally common stock that exceeds certain ownership thresholds.
Other Regulations
Some of the other more significant regulations that we are subject to include:

•
Privacy — The GLB Act imposes additional obligations on us to safeguard the information we maintain on our customers, requires us to provide notice of our privacy practices, and permits customers to “opt-out” of information sharing with unaffiliated parties. The U.S. banking regulators and the Federal Trade Commission have issued regulations that establish obligations to safeguard information. In addition, several states have enacted even more stringent privacy and safeguarding legislation. If a variety of inconsistent state privacy rules or requirements are enacted, our compliance costs could increase substantially.

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

Ally Financial Inc. • Form 10-K

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

•
Truth in Lending Act — The Truth in Lending Act (TILA), as amended, and Regulation Z, which implements TILA, requires lenders to provide borrowers with uniform, understandable information concerning terms and conditions in certain credit transactions. These rules apply to Ally and its subsidiaries in transactions in which they extend credit to consumers and require, in the case of certain mortgage and automotive financing transactions, conspicuous disclosure of the finance charge and annual percentage rate, if any. In addition, if an advertisement for credit states specific credit terms, Regulation Z requires that such advertisement state only those terms that actually are or will be arranged or offered by the creditor. The CFPB has recently issued substantial amendments to the mortgage requirements under TILA, and additional changes are likely in the future. Failure to comply with TILA can result in liability for damages as well as criminal and civil penalties.

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

•
Community Reinvestment Act — Under the Community Reinvestment Act (CRA), a bank has a continuing and affirmative obligation, consistent with the safe-and-sound operation of the institution, to help meet the credit needs of its entire community, including low- and moderate-income persons and neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions. However, institutions are rated on their performance in meeting the needs of their communities. Failure by Ally Bank to maintain a "satisfactory" or better rating under the CRA may adversely affect Ally's ability to make acquisitions and engage in new activities, and in the event of such a rating, the Federal Reserve must prohibit the financial holding company and its subsidiaries from engaging in any additional activities other than those permissible for bank holding companies that are not financial holding companies.

Employees
We had approximately 7,100 and 10,600 employees at December 31, 2013 and 2012, respectively. Employee head count at December 31, 2012, included employees of operations that were held-for-sale as of December 31, 2012.
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

Ally Financial Inc. • Form 10-K

Item 1A.    Risk Factors
Our businesses face many risks and uncertainties, any of which could result in a material adverse effect on our results of operations or financial condition. We believe that the most significant of the risks and uncertainties that we face are described below. This Form 10-K is qualified in its entirety by these risk factors.
Risks Related to Regulation
Our business, financial condition, and results of operations could be adversely affected by regulations to which we are subject as a result of our bank holding company and financial holding company status.
We are a bank holding company and a financial holding company under the Bank Holding Company Act of 1956 (BHC Act). Many of the regulatory requirements to which we are subject as a bank holding company were not applicable to us prior to December 2008 and have and will continue to require significant expense and devotion of resources to fully implement necessary policies and procedures to ensure continued compliance. Compliance with such regulations involves substantial costs and may adversely affect our ability to operate profitably. The 2008 financial crisis has resulted in bank regulatory agencies placing increased focus and scrutiny on participants in the financial services industry, including us. For a description of our regulatory requirements, see “Business — Certain Regulatory Matters.”
Ally is subject to ongoing supervision, examination and regulation by the FRB, and Ally Bank by the FDIC and the Utah DFI, in each case, through regular examinations and other means that allow the regulators to gauge management’s ability to identify, assess, and control risk in all areas of operations in a safe-and-sound manner and to ensure compliance with laws and regulations. In the course of their supervision and examinations, our regulators may require improvements in various areas. Such areas could include, among others: board and senior management oversight, risk management, regulatory reporting, internal audit planning, capital adequacy process, stress testing, Bank Secrecy Act / anti-money laundering compliance, compliance management and training, compliance monitoring, and consumer complaint resolution. Ally is currently required by its regulators to make improvements related to its fair lending monitoring practices. Any requirement imposed is generally judicially enforceable, and if we are unable to implement and maintain any required actions in a timely and effective manner, we could become subject to formal supervisory actions that could lead to significant restrictions on our existing business or on our ability to develop any new business. Such forms of supervisory action could include, without limitation, written agreements, cease and desist orders, and consent orders and may, among other things, result in restrictions on our ability to pay dividends, requirements to increase capital, restrictions on our activities, the imposition of civil monetary penalties, and enforcement of such action through injunctions or restraining orders. We could also be required to dispose of certain assets and liabilities within a prescribed period. The terms of any such supervisory action could have a material adverse effect on our business, operating flexibility, financial condition, and results of operations.
As a financial holding company, we are permitted to engage in a broader range of financial and related activities than those that are permissible for bank holding companies, in particular, securities, insurance, and merchant banking activities. Ally's status as a financial holding company allows us to continue all existing insurance activities, as well as our SmartAuction vehicle remarketing services for third parties. Notwithstanding our status as a financial holding company, certain activities may require prior approval of the relevant banking supervisors. There can be no assurance that such prior approval will be obtained. To maintain its status as a financial holding company, Ally and its bank subsidiary, Ally Bank, must remain “well-capitalized” and “well-managed,” as defined under applicable law. If we fail to maintain our status as a financial holding company, our ability to engage in the broader range of activities permitted to financial holding companies may be restricted and we may be required to discontinue these activities or divest our bank subsidiary, Ally Bank.
Our ability to execute our business strategy may be affected by regulatory considerations.
Our business strategy for Ally Bank, which is primarily focused on automotive lending and growth of our direct-channel deposit business, is subject to regulatory oversight from a safety and soundness perspective. If our banking supervisors raise concerns regarding any aspect of our business strategy for Ally Bank, we may be obliged to alter our strategy, which could include moving certain activities, such as certain types of lending, outside of Ally Bank to one of our nonbanking affiliates. Alternative funding sources outside of Ally Bank, such as unsecured funding in the capital markets, could be more expensive than funding through Ally Bank and could adversely affect our business prospects, results of operations, and financial condition. Further, our regulators require Ally Bank to maintain capital levels in excess of what management believes is needed, which affects Ally Bank’s ability to optimally deploy capital and execute certain business initiatives, and we will need to obtain regulatory approvals in order to maintain lower capital levels.
We are subject to capital planning and systemic risk regimes, which impose significant restrictions and requirements.
As a bank holding company with $50 billion or more of consolidated assets, Ally is required to conduct periodic stress tests and submit a proposed capital action plan to the FRB every January, which the FRB must take action on by the following March. The proposed capital action plan must include a description of all planned capital actions over a nine-quarter planning horizon, including any issuance of a debt or equity capital instrument, any capital distribution, and any similar action that the FRB determines could have an impact on Ally’s consolidated capital. The proposed capital action plan must also include a discussion of how Ally will maintain capital above the minimum regulatory capital ratios and above a Tier 1 common equity-to-total risk-weighted assets ratio of 5 percent, and serve as a source of strength to Ally Bank. The FRB's capital plan rule requires that Ally receive no objection from the FRB prior to making a capital distribution. The failure to receive no objection from the FRB would prohibit us from paying dividends and making other capital distributions. See "Business — Certain Regulatory Matters" for further details.

Ally Financial Inc. • Form 10-K

In addition, in February 2014, the FRB issued a final rule to implement certain of the enhanced prudential standards mandated by Section 165 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) for large bank holding companies with $50 billion or more of consolidated assets, such as Ally. The final rule will, among other things, require Ally to maintain a sufficient quantity of highly liquid assets to survive a projected 30-day liquidity stress event and implement various liquidity-related corporate governance measures; and impose certain requirements, duties, and qualifications for Ally's Risk Management Committee and Chief Risk Officer. The final rule will have a general compliance date of January 1, 2015. The enhanced prudential standards, when effective, could adversely affect our business prospects, results of operations, and financial condition. Additionally, the FRB has stated that it will issue, at a later date, final rules to implement certain other enhanced prudential standards mandated by Section 165 of the Dodd-Frank act, including single counterparty credit limits and an early remediation framework. Once implemented and adopted, these rules could adversely affect our business prospects, results of operations, and financial condition.
Our ability to rely on deposits as a part of our funding strategy may be limited.
Ally Bank continues to be a key part of our funding strategy, and we have continued to place greater reliance on deposits as a source of funding through Ally Bank. Ally Bank does not have a retail branch network, and it obtains its deposits through direct banking and brokered deposits which, at December 31, 2013, included $8.2 billion of brokered certificates of deposit that may be more price sensitive than other types of deposits and may become less available if alternative investments offer higher interest rates. At December 31, 2013, brokered deposits represented 18% of Ally Bank total deposits. Our ability to maintain our current level of deposits or grow our deposit base could be affected by regulatory restrictions including the possible imposition of prior approval requirements, restrictions on deposit growth, or restrictions on our rates offered. In addition, perceptions of our financial strength, rates offered by third parties, and other competitive factors beyond our control, including returns on alternative investments, will also impact the size of our deposit base. In addition, our regulators may impose restrictions on our ability to fund certain types of assets at Ally Bank, potentially raising the cost of funding those activities without the use of Ally Bank deposits. Qualitative and quantitative liquidity requirements that are being proposed and finalized by the U.S. banking regulators may also impact our funding strategy.
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
The Dodd-Frank Act, which became law in July 2010, has and will continue to substantially change the legal and regulatory framework under which we operate. Certain portions of the Dodd-Frank Act were effective immediately, and others have become effective since enactment, while others are subject to further rulemaking and discretion of various regulatory bodies. The Dodd-Frank Act, when fully implemented, will have material implications for Ally and the entire financial services industry. Among other things, it would:

•	result in Ally being subject to enhanced oversight and scrutiny as a result of being a bank holding company with $50 billion or more in total consolidated assets (large bank holding company);

•	increase the levels of capital and liquidity with which Ally must operate and affect how it plans capital and liquidity levels;

•	subject Ally to new and/or higher fees paid to various regulatory entities, including but not limited to deposit insurance fees and any other similar assessments paid by Ally Bank to the FDIC;

•	potentially impact a number of Ally's business and risk management strategies;

•	potentially restrict the revenue that Ally generates from certain businesses;

Ally Financial Inc. • Form 10-K

•	require Ally to provide to the FRB and FDIC an annual plan for its rapid and orderly resolution in the event of material financial distress;

•	subject Ally to regulation by the CFPB, which has very broad rule-making, examination, and enforcement authorities; and

•
subject derivatives that Ally enters into for hedging, risk management and other purposes to a comprehensive new regulatory regime which, over time, will require central clearing and execution on designated markets or execution facilities for certain standardized derivatives and impose margin, documentation, trade reporting and other new requirements.

While U.S. regulators have finalized many regulations to implement various provisions of the Dodd-Frank Act, they plan to propose or finalize additional regulations for implementation in the future. In light of the further rulemaking required to fully implement the Dodd-Frank Act, as well as the discretion afforded to federal regulators, the full impact of this legislation on Ally, its business strategies, and financial performance cannot be known at this time and may not be known for a number of years. In addition, regulations may impact us differently in comparison to other more established financial institutions. However, these impacts are expected to be substantial and some of them are likely to adversely affect Ally and its financial performance. The extent to which Ally can adjust its strategies to offset such adverse impacts also is not knowable at this time.
Our business may be adversely affected upon our implementation of the revised capital requirements under the U.S. Basel III final rules.
In December 2010, the Basel Committee on Banking Supervision (Basel Committee) reached an agreement on the Basel III capital framework, which was designed to increase the quality and quantity of regulatory capital by introducing new risk-based and leverage capital standards. The U.S. banking regulators have finalized rules implementing the Basel III capital framework and related Dodd-Frank Act provisions. The U.S. Basel III final rules represent substantial revisions to the existing regulatory capital standards for U.S. banking organizations. Ally will become subject to the U.S. Basel III final rules beginning on January 1, 2015. Certain aspects of the U.S. Basel III final rules, including the new capital buffers and regulatory capital deductions, will be phased in over several years. The U.S. Basel III final rules will subject Ally to higher minimum risk-based capital ratios and capital buffers above these minimum requirements. Failure to maintain such buffers will result in restrictions on Ally’s ability to make capital distributions, including dividend payment, stock repurchases and redemptions, and pay discretionary bonuses to executive officers.
The U.S. Basel III final rules will, over time, require more stringent deductions for, among other assets, certain deferred tax assets (DTAs) from Ally’s Common Equity Tier 1 capital and limit Ally’s ability to meet its regulatory capital requirements through the use of trust preferred securities, or other “hybrid” securities (although certain debt or equity issued to the U.S. government under the Emergency Economic Stabilization Act are grandfathered as Tier 1 capital).
If we or Ally Bank fail to satisfy regulatory capital requirements, we or Ally Bank may be subject to serious regulatory sanctions ranging in severity from being precluded from making acquisitions or engaging in new activities to becoming subject to informal or formal supervisory actions by the FRB and/or FDIC and, potentially, FDIC receivership of Ally Bank. If any of these were to occur, such actions could prevent us from successfully executing our business plan and have a material adverse effect on our business, results of operations, and financial position. Effective January 1, 2015, the “well-capitalized” standard for Ally Bank will be revised to reflect the higher capital requirements in the U.S. Basel III final rules. To maintain its status as a financial holding company, Ally and its bank subsidiary, Ally Bank, must remain “well-capitalized” and “well-managed”, as defined under applicable law.
Commencing with the current capital planning and stress testing cycle that began in October 2013, the Dodd-Frank company-run stress tests and FRB supervisory stress tests to which Ally is subject, the annual capital plan that Ally must submit and the FRB’s annual post-stress capital analysis under the Comprehensive Capital Analysis and Review (CCAR) must incorporate the more stringent capital requirements in the U.S. Basel III final rules as they are phased in over the nine-quarter forward-looking planning horizon. Under the FRB’s capital plan rule, an objection to a large bank holding company’s capital plan would prohibit it from paying dividends or making certain other capital distributions.
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
Future consumer legislation or actions could harm our competitive position.
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

Ally Financial Inc. • Form 10-K

Ally and its subsidiaries are involved in investigations, and proceedings by government and self-regulatory agencies, which may lead to material adverse consequences.
Ally and its subsidiaries, including Ally Bank, are or may become involved from time to time in reviews, investigations, and proceedings (both formal and informal), and information-gathering requests, by government and self-regulatory agencies, including the FRB, FDIC, Utah DFI, CFPB, DOJ, SEC, and the Federal Trade Commission regarding their respective operations. Such requests include subpoenas from each of the SEC and the DOJ. The subpoenas and document requests from the SEC include information covering a wide range of mortgage-related matters, and the subpoenas received from the DOJ include a broad request for documentation and other information in connection with its investigations of potential fraud and other potential legal violations related to mortgage-backed securities, as well as the origination and/or underwriting of mortgage loans.
Further, in December 2013, Ally Financial Inc. and Ally Bank entered into Consent Orders issued by the CFPB and the DOJ pertaining to the allegation of disparate impact in the automotive finance business, which resulted in a $98 million charge in the fourth quarter of 2013. The Consent Orders require Ally to create a compliance plan addressing, at a minimum, the communication of Ally’s expectations of Equal Credit Opportunity Act compliance to dealers, maintenance of Ally’s existing limits on dealer finance income for contracts acquired by Ally, and monitoring for potential discrimination both at the dealer level and across all dealers. Ally also must form a compliance committee consisting of Ally and Ally Bank directors to oversee Ally’s execution of the Consent Orders’ terms. Failure to achieve certain remediation targets could result in the payment of additional amounts in the future.
Investigations, proceedings or information-gathering requests that Ally is, or may become, involved in may result in material adverse consequences including without limitation, adverse judgments, settlements, fines, penalties, injunctions, or other actions.
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
The ability to grow Ally Bank’s business in the future could be affected by the Affiliate Transaction Restrictions.
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
Risks Related to Our Business
The profitability and financial condition of our operations are heavily dependent upon the performance, operations, and prospects of the overall U.S. automotive market, and also upon GM and Chrysler.
GM and Chrysler dealers and their retail customers compose a significant portion of our customer base, and our Dealer Financial Services operations are highly dependent on GM and Chrysler production and sales volume. In 2013, 62% of our U.S. new vehicle dealer inventory financing and 69% of our U.S. new vehicle consumer automotive financing volume were for GM franchised dealers and customers, and 27% of our U.S. new vehicle dealer inventory financing and 22% of our U.S. new vehicle consumer automotive financing volume were for Chrysler dealers and customers.

Ally Financial Inc. • Form 10-K

On October 1, 2010, GM acquired AmeriCredit Corp. (which GM subsequently renamed General Motors Financial Company, Inc. (GMF)), an independent automotive finance company. Further, during 2013 we completed the sale of our automotive finance operations in Europe and Latin America to GMF and expect to complete the sale of our interest in the joint venture in China to GMF in the next twelve months. As GMF continues to grow and offer new products, and as GM directs additional business to GMF, it could reduce GM's reliance on our services over time, which could have a material adverse effect on our profitability and financial condition. In addition, GMF has begun to offer certain insurance products that we also offer. In addition, GM or other automotive manufacturers could utilize other existing companies to support their financing needs including offering products or terms that we would not or could not offer, which could have a material adverse impact on our business and operations. Furthermore, other automotive manufacturers could expand or establish or acquire captive finance companies to support their financing needs thus reducing their need for our services.
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
There is no assurance that the automotive market or GM’s and Chrysler’s respective share of that market will not suffer downturns in the future, and any negative impact could in turn have a material adverse effect on our business, results of operations, and financial position.
Our agreements with GM and Chrysler that provided for certain exclusivity privileges have expired. The expiration of these agreements could have a material adverse effect on our business, results of operations, and financial condition.
We were previously party to agreements with each of GM and Chrysler that provided for certain exclusivity privileges related to subvention programs that they offered. On April 25, 2012, Chrysler provided us with notification of nonrenewal for our existing agreement with them, and as a result, our agreement with Chrysler expired in April 2013. Further, in May 2013 Chrysler announced that it has entered into a ten-year agreement with Santander Consumer USA Inc. (Santander), pursuant to which Santander will provide a full range of wholesale and retail financing services to Chrysler dealers and consumers. Since this time, our originations of Chrysler subvented retail financing and subvented leases have ceased and resulted in a reduction of originations from the Chrysler channel. In addition, our agreement with GM expired effective February 28, 2014. These agreements provided Ally with certain preferred provider benefits, including limiting the use of other financing providers by GM and Chrysler for their incentive programs. While we have entered into a new agreement with GM relating to certain matters, such agreement does not provide Ally with any exclusivity or similar privileges related to the financing of GM vehicles, whether through subvention programs or otherwise. As a result, our existing agreement with GM does not provide the economic benefits or impose the obligations that were included within our prior agreement with GM. We cannot predict the ultimate impact that the expiration of prior agreements or the terms of the new GM Agreement will have on our operations. However, the expiration of these agreements and the terms of the new GM agreement are likely to continue to increase competitive pressure on Ally. Our share of financing for GM consumer sales decreased from 38% in 2011 to 29% in 2013, and our share of financing for Chrysler consumer sales decreased from 32% in 2011 to 14% in 2013.
Our inability to maintain relationships with dealers could have an adverse effect on our business, results of operations, and financial condition.
Our business depends on the continuation of our relationships with our customers, particularly the automotive dealers with whom we do business. While the number of dealers that we have retail relationships with has held relatively flat during 2013, the number of dealers that we have wholesale relationships with has decreased approximately 10% as compared to December 31, 2012. Further, our share of GM commercial wholesale financing decreased from 78% in 2011 to 67% in 2013, and our share of Chrysler commercial wholesale financing decreased from 67% in 2011 to 50% in 2013. If we are not able to maintain existing relationships with key automotive dealers or if we are not able to develop new relationships for any reason, including if we are not able to provide services on a timely basis or offer products that meet the needs of the dealers, this trend related to wholesale funding may continue, and the number dealers with which we have retail funding relationships could also decline in the future. As a result, our business, results of operations, and financial condition could be adversely affected in the future.
Our business requires substantial capital and liquidity, and disruption in our funding sources and access to the capital markets would have a material adverse effect on our liquidity, capital positions, and financial condition.
Our liquidity and the long-term viability of Ally depend on many factors, including our ability to successfully raise capital and secure appropriate bank financing. We are currently required to maintain a Tier 1 leverage ratio of 15% at Ally Bank, which will require that Ally maintain substantial capital levels in Ally Bank.
We have significant maturities of unsecured debt each year. While we have reduced our reliance on unsecured funding, it continues to remain a critical component of our capital structure and financing plans. At December 31, 2013, approximately $5.5 billion in principal amount of total outstanding consolidated unsecured debt is scheduled to mature in 2014, and approximately $5.2 billion and $1.9 billion in principal amount of consolidated unsecured debt is scheduled to mature in 2015 and 2016, respectively. We also obtain short-term funding from the sale of floating rate demand notes, all of which the holders may elect to have redeemed at any time without restriction. At December 31, 2013, a total of $3.2 billion in principal amount of Demand Notes were outstanding. We also rely substantially on secured funding. At December 31, 2013, approximately $11.9 billion of outstanding consolidated secured debt is scheduled to mature in 2014, approximately

Ally Financial Inc. • Form 10-K

$13.8 billion is scheduled to mature in 2015, and approximately $7.9 billion is scheduled to mature in 2016. Furthermore, at December 31, 2013, approximately $15.5 billion in certificates of deposit at Ally Bank are scheduled to mature in 2014, which is not included in the 2014 unsecured maturities provided above. Additional financing will be required to fund a material portion of the debt maturities over these periods. The capital markets can be volatile, and Ally’s access to the debt markets may be significantly reduced during periods of market stress.
As a result of volatility in the markets and our current unsecured debt ratings, we have increased our reliance on various secured debt markets. Although market conditions have improved, there can be no assurances that this will continue. In addition, we continue to rely on our ability to borrow from other financial institutions, and many of our primary bank facilities are up for renewal on a yearly basis. Any weakness in market conditions and a tightening of credit availability could have a negative effect on our ability to refinance these facilities and increase the costs of bank funding. Ally and Ally Bank also continue to access the securitization markets. While markets have continued to stabilize following the 2008 liquidity crisis, there can be no assurances these sources of liquidity will remain available to us.
Our indebtedness and other obligations are significant and could materially and adversely affect our business.
We have a significant amount of indebtedness. At December 31, 2013, we had approximately $79.2 billion in principal amount of indebtedness outstanding (including $47.6 billion in secured indebtedness). Interest expense on our indebtedness constituted approximately 33% of our total financing revenue and other interest income for the year ended December 31, 2013. In addition, during the twelve months ending December 31, 2013, we declared and paid preferred stock dividends of $810 million in the aggregate.
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
The financial services industry is highly competitive. If we are unable to compete successfully or if there is increased competition in the automotive financing and/or insurance markets or generally in the markets for securitizations or asset sales, our business could be negatively affected.
The markets for automotive financing, banking, and insurance are highly competitive. The market for automotive financing has grown substantially more competitive as more consumers are financing their vehicle purchases and as more competitors continue to enter this market as a result of how well automotive finance assets generally performed relative to other asset classes during the 2008 economic downturn. Competition for automotive financing has further intensified as a growing number of banks have become increasingly interested in automotive-finance assets, which has resulted in pressure on our net interest margins. For example, on April 1, 2011, TD Bank Group announced the closing of its acquisition of Chrysler Financial, which could enhance Chrysler Financial’s ability to expand its product offerings and may result in increased competition. Ally Bank faces significant competition from commercial banks, savings institutions, mortgage companies, and other financial institutions. Our insurance business faces significant competition from insurance carriers, reinsurers, third-party administrators, brokers, and other insurance-related companies. Many of our competitors have substantial positions nationally or in the markets in which they operate. Some of our competitors have lower cost structures, substantially lower costs of capital, and are much less reliant on securitization activities, unsecured debt, and other public markets. Our competitors may be subject to different, and in some cases, less stringent, legislative and regulatory regimes than we are, thus putting us at a competitive disadvantage to these competitors. We face significant competition in most areas including product offerings, rates, pricing and fees, and customer service. If we are unable to compete effectively in the markets in which we operate, our profitability and financial condition would be negatively affected.
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
We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expenses, which represents management’s best estimate of probable credit losses that have been incurred within the existing portfolio of loans, all as described in Note 1 to the Consolidated Financial Statements. The allowance, in the judgment of management, is established to reserve for estimated loan losses and risks inherent in the loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks using existing qualitative and quantitative information, all of which may undergo material changes. Changes in economic conditions affecting borrowers, accounting rules and related guidance, new information regarding existing loans, identification of additional problem loans, and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. In addition, our continued expansion of our originations across a broader credit spectrum is expected to increase our allowance for loan losses in the future.

Ally Financial Inc. • Form 10-K

Bank regulatory agencies periodically review our allowance for loan losses, as well as our methodology for calculating our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of additional loan charge-offs, based on judgments different than those of management. An increase in the allowance for loan losses results in a decrease in net income and capital and may have a material adverse effect on our capital, financial condition, and results of operations.
We are exposed to consumer credit risk, which could adversely affect our profitability and financial condition.
We are subject to credit risk resulting from defaults in payment or performance by customers for our contracts and loans, as well as contracts and loans that are securitized and in which we retain a residual interest. Furthermore, a weak economic environment and high unemployment rates could exert pressure on our consumer automotive finance customers resulting in higher delinquencies, repossessions, and losses. There can be no assurances that our monitoring of our credit risk as it affects the value of these assets and our efforts to mitigate credit risk through our risk-based pricing, appropriate underwriting policies, and loss-mitigation strategies are, or will be, sufficient to prevent a further adverse effect on our profitability and financial condition. We have continued to expand our nonprime automobile financing. We define nonprime consumer automobile loans primarily as those loans with a FICO score (or an equivalent score) at origination of less than 620. In addition, we have increased our used vehicle financing. Customers that finance used vehicles tend to have lower FICO scores as compared to new vehicle customers, and defaults resulting from vehicle breakdowns are more likely to occur with used vehicles as compared to new vehicles that are financed. At December 31, 2013, the carrying value of our Automotive Finance operations nonprime consumer automobile loans before allowance for loan losses was $6.0 billion, or approximately 10.7% of our total consumer automobile loans. Of these loans, $91 million were considered nonperforming as they had been placed on nonaccrual status in accordance with internal loan policies. Refer to the Nonaccrual Loans section of Note 1 to the Consolidated Financial Statements for additional information. As we continue to grow our nonprime automobile financing loans over time, our credit risk may increase. As part of the underwriting process, we rely heavily upon information supplied by third parties. If any of this information is intentionally or negligently misrepresented and the misrepresentation is not detected before completing the transaction, the credit risk associated with the transaction may be increased.
Our profitability and financial condition could be materially and adversely affected if the residual value of off-lease vehicles decrease in the future.
Lease originations are increasingly a substantial portion of our consumer financing originations. In particular, our GM lease originations grew to 23% in 2013 of our consumer financing originations from 13% in 2011. Our expectation of the residual value of a vehicle subject to an automotive lease contract is a critical element used to determine the amount of the lease payments under the contract at the time the customer enters into it. As a result, to the extent the actual residual value of the vehicle, as reflected in the sales proceeds received upon remarketing at lease termination, is less than the expected residual value for the vehicle at lease inception, we incur additional depreciation expense and/or a loss on the lease transaction. General economic conditions, the supply of off-lease and other vehicles to be sold, new vehicle market prices, perceived vehicle quality, overall price and volatility of gasoline or diesel fuel, among other factors, heavily influence used vehicle prices and thus the actual residual value of off-lease vehicles. Consumer confidence levels and the strength of automotive manufacturers and dealers can also influence the used vehicle market. For example, during 2008, sharp declines in demand and used vehicle sale prices adversely affected our remarketing proceeds and financial results.
Vehicle brand images, consumer preference, and vehicle manufacturer marketing programs that influence new and used vehicle markets also influence lease residual values. In addition, our ability to efficiently process and effectively market off-lease vehicles affects the disposal costs and proceeds realized from the vehicle sales. While manufacturers, at times, may provide support for lease residual values including through residual support programs, this support does not in all cases entitle us to full reimbursement for the difference between the remarketing sales proceeds for off-lease vehicles and the residual value specified in the lease contract. Differences between the actual residual values realized on leased vehicles and our expectations of such values at contract inception could have a material negative impact on our profitability and financial condition.
General business and economic conditions may significantly and adversely affect our revenues, profitability, and financial condition.
Our business and earnings are sensitive to general business and economic conditions in the United States. A downturn in economic conditions resulting in increased short- and long-term interest rates, inflation, fluctuations in the debt capital markets, unemployment rates, housing prices, consumer and commercial bankruptcy filings, or a decline in the strength of national and local economies and other factors that negatively affect household incomes could decrease demand for our financing products and increase financing delinquency and losses on our customer and dealer financing operations. Further, a significant and sustained increase in fuel prices could lead to diminished new and used vehicle purchases and negatively affect our automotive finance business. Finally, concerns about the pace of economic growth in the U.S. and elsewhere and uncertainty regarding U.S. fiscal and monetary policies and the federal deficit, have resulted in significant volatility in the financial markets, and could impact our ability to obtain, and the pricing with respect to, funding that is collateralized by affected instruments and obtained through the secured and unsecured markets. As these conditions persist, our business, results of operation, and financial position could be materially adversely affected.
If the rate of inflation were to increase, or if the debt capital markets or the economy of the United States were to weaken, or if home prices or new and used vehicle purchases experience declines, we could be significantly and adversely affected, and it could become more expensive for us to conduct our business. For example, business and economic conditions that negatively affect household incomes, housing prices, and consumer behavior related to our businesses could decrease (1) the demand for our new and used vehicle financing and (2) the value of the collateral underlying our portfolio of held-for-investment assets and new and used vehicle loans and interests that continue to be

Ally Financial Inc. • Form 10-K

held by us, thus further increasing the number of consumers who become delinquent or default on their loans. In addition, the rate of delinquencies, foreclosures, and losses on our loans could be higher during more severe economic slowdowns.
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
The U.S. Department of Treasury (Treasury) holds a significant amount of our outstanding common stock.
At February 28, 2014, Treasury held 571,971 shares of common stock, which represents approximately 37% of the voting power of the holders of common stock outstanding for matters requiring a vote of the holders of common stock.
Pursuant to the Stockholders Agreement dated August 19, 2013, as of the date hereof, Treasury also has the right to appoint four of the eleven members to our board of directors. As a result of this stock ownership interest and Treasury's right to appoint four directors to our board of directors, Treasury has the ability to exert control, through its power to vote for the election of our directors, over various matters. To the extent Treasury elects to exert such control over us, its interests (as a government entity) may differ from those of our other stockholders and it may influence, through its ability to vote for the election of our directors, matters including:

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
Our performance is largely dependent on the talent and efforts of our management team and employees. As a result of our participation in TARP, the compensation of certain members of our management team and employees is subject to extensive restrictions under the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009 (the ARRA), which was signed into law on February 17, 2009, as implemented by the Interim Final Rule issued by Treasury on June 15, 2009 (the IFR). In addition, due to our participation in TARP, pursuant to ARRA and the IFR, the Office of the Special Master for TARP Executive Compensation has the authority to further regulate our compensation arrangements with certain of our executives and employees. In addition, we may become subject to further restrictions under any other future legislation or regulation limiting executive compensation. Many of the restrictions are not limited to our senior executives and affect other employees whose contributions to revenue and performance may be significant. These limitations may leave us unable to create a compensation structure that permits us to retain and motivate certain of our executives and employees or to attract new executives or employees, especially if we are competing against institutions that are not subject to the same restrictions. Any such inability could have a material and adverse effect on our business, financial condition, and results of operations.
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

Ally Financial Inc. • Form 10-K

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
We are subject to risks from decreasing interest rates. A low interest rate environment or a flat or inverted yield curve may adversely affect certain of our businesses by compressing net interest margins or reducing the amounts we earn on our investment securities portfolio, thereby reducing our net interest income and other revenues.
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
We employ various economic hedging strategies to mitigate the interest rate and prepayment risk inherent in many of our assets and liabilities. Our hedging strategies rely on assumptions and projections regarding our assets, liabilities, and general market factors. If these assumptions and projections prove to be incorrect or our hedges do not adequately mitigate the impact of changes in interest rates, we may experience volatility in our earnings that could adversely affect our profitability and financial condition. In addition, we may not be able to find market participants that are willing to act as our hedging counterparties, which could have an adverse effect on the success of our hedging strategies.
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
We rely heavily upon communications and information systems to conduct our business. Any failure or interruption of our information systems or the third-party information systems on which we rely as a result of inadequate or failed processes or systems, human errors, employee misconduct, catastrophic events, external or internal security breaches, acts of vandalism, computer viruses, malware, misplaced or lost data, or other external events could cause underwriting or other delays and could result in fewer applications being received, slower processing of applications, and reduced efficiency in servicing.
In addition, our communication and information systems may present security risks, and could be susceptible to hacking or identity theft. The access by unauthorized persons to personal, confidential or proprietary information in our possession or our proprietary information, software, methodologies and business secrets could result in a significant legal and financial exposure, supervisory liability, damage to our reputation or a loss of confidence in the security of our systems, products, and services. For example, similar to other large financial institutions, in the past we have been subject to cyber attacks that briefly resulted in slow performance and unavailability of our website for some customers. Information security risks for large financial institutions like us have increased recently in part because of new technologies, the use of the internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists, and others. We may not be able to anticipate or implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources. The occurrence of any of these events could have a material adverse effect on our business.

Ally Financial Inc. • Form 10-K

We use estimates and assumptions in determining the fair value of certain of our assets. If our estimates or assumptions prove to be incorrect, our cash flow, profitability, financial condition, and business prospects could be materially and adversely affected.
We use estimates and various assumptions in determining the fair value of many of our assets, including certain held-for-sale loans for which we elected fair value accounting, retained interests from securitizations of loans and contracts, and other investments, which do not have an established market value or are not publicly traded. We also use estimates and assumptions in determining the residual values of leased vehicles. In addition, we use estimates and assumptions in determining our reserves for legal matters, insurance losses and loss adjustment expenses which represent the accumulation of estimates for both reported losses and those incurred, but not reported, including claims adjustment expenses relating to direct insurance and assumed reinsurance agreements. For further discussion related to estimates and assumptions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates.” Our assumptions and estimates may be inaccurate for many reasons, including that they often involve matters that are inherently difficult to predict and that are beyond our control (for example, macro economic conditions and their impact on our dealers), and that they often involve complex interactions between a number of dependent and independent variables, factors, and other assumptions. As a result, our actual experience may differ materially from these estimates and assumptions. A material difference between our estimates and assumptions and our actual experience may adversely affect our cash flow, profitability, financial condition, and business prospects.
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
The primary offices for our Dealer Financial Services operations are located in Detroit, Michigan, and Southfield, Michigan. The primary office for our Automotive Finance operations is located in Detroit, Michigan, and is included in the totals referenced above. The

Ally Financial Inc. • Form 10-K

primary office for our Insurance operations is located in Southfield, Michigan, where we lease approximately 71,000 square feet of office space under leases expiring in April 2016.
The primary offices for our Mortgage operations are located in Fort Washington, Pennsylvania, and Charlotte, North Carolina. In Fort Washington, we lease approximately 96,000 square feet of office space pursuant to a lease that expires in April 2016. The office space in Charlotte is included in the totals referenced above.
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

Part II
Ally Financial Inc. • Form 10-K

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock
We currently have a total of 1,547,779 shares of common stock authorized for issuance, of which 1,547,637 shares of common stock were issued and outstanding at February 28, 2014. Our common stock is not registered with the Securities and Exchange Commission, and there is no established public trading market for the shares. At February 28, 2014, there were 259 holders of common stock reflected on our stock register.
Subject to certain exceptions, for so long as the U.S. Department of Treasury (Treasury) holds any shares of Ally common stock, Ally and its subsidiaries are generally prohibited from paying certain dividends or distributions on, or redeeming, repurchasing or acquiring, any common stock without the consent of Treasury. In addition, pursuant to the terms of Ally's Fixed Rate Cumulative Perpetual Preferred Stock, Series G, Ally may only make Restricted Payments if certain conditions are satisfied. For this purpose, Restricted Payments include dividends or distribution of assets on any share of common stock and any redemption, purchase, or other acquisition of any shares of common stock, subject to certain exceptions.
Information relating to compensation plans under which our equity securities are authorized for issuance is presented in Part III, Item 12 of this Form 10-K.
Preferred Stock
For a discussion of preferred stock currently outstanding, refer to Note 17 to the Consolidated Financial Statements.
Unregistered Sales of Equity Securities
Ally did not have any unregistered sales of its equity securities in fiscal year 2013, except as previously disclosed on Form 8-K.

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
The following table presents selected statement of income data.

Year ended December 31, ($ in millions)	2013	2012	2011	2010	2009
Total financing revenue and other interest income	$8,093	$7,342	$6,671	$7,156	$8,069
Interest expense	3,319	4,052	4,606	4,832	4,876
Depreciation expense on operating lease assets	1,995	1,399	941	1,251	2,256
Net financing revenue	2,779	1,891	1,124	1,073	937
Total other revenue	1,484	2,574	2,288	2,672	3,226
Total net revenue	4,263	4,465	3,412	3,745	4,163
Provision for loan losses	501	329	161	361	3,584
Total noninterest expense	3,405	3,622	3,428	3,621	3,937
Income (loss) from continuing operations before income tax (benefit) expense	357	514	(177)	(237)	(3,358)
Income tax (benefit) expense from continuing operations (a)	(59)	(856)	42	97	12
Net income (loss) from continuing operations	416	1,370	(219)	(334)	(3,370)
(Loss) income from discontinued operations, net of tax	(55)	(174)	62	1,363	(6,973)
Net income (loss)	$361	$1,196	$(157)	$1,029	$(10,343)
Basic and diluted earnings per common share:
Net (loss) income from continuing operations	$(468)	$427	$(738)	$(2,742)	$(8,677)
Net (loss) income	(509)	296	(691)	(1,039)	(21,850)
Non-GAAP financial measures (b):
Net income (loss)	$361	$1,196	$(157)	$1,029	$(10,343)
Add: Original issue discount amortization expense (c)	249	336	962	1,300	1,143
Add: Income tax (benefit) expense from continuing operations	(59)	(856)	42	97	12
Less: (Loss) income from discontinued operations, net of tax	(55)	(174)	62	1,363	(6,973)
Core pretax income (loss) (b)	$606	$850	$785	$1,063	$(2,215)

(a)
Effective June 30, 2009, we converted from a limited liability company into a corporation and, as a result, became subject to corporate U.S. federal, state, and local taxes. Our conversion to a corporation resulted in a change in tax status and a net deferred tax liability of $1.2 billion was established through income tax expense.

(b)
Core pretax income (loss) is not a financial measure defined by accounting principles generally accepted in the United States of America (GAAP). We define core pretax income as earnings from continuing operations before income taxes and original issue discount amortization expense primarily associated with our 2008 bond exchange. We believe that the presentation of core pretax income (loss) is useful information for the users of our financial statements in understanding the earnings from our core businesses. In addition, core pretax income (loss) is an important measure that management uses to assess the performance of our operations. We believe that core pretax income (loss) is a useful alternative measure of our ongoing profitability and performance, when viewed in conjunction with GAAP measures. The presentation of this additional information is not a substitute for net income (loss) determined in accordance with GAAP.

(c)	Primarily represents original issue discount amortization expense associated with the significant private debt exchange completed during 2008.

Ally Financial Inc. • Form 10-K

The following table presents selected balance sheet and ratio data.

Year ended December 31, ($ in millions)	2013	2012	2011	2010	2009
Selected period-end balance sheet data:
Total assets	$151,167	$182,347	$184,059	$172,008	$172,306
Long-term debt	$69,465	$74,561	$92,885	$86,703	$88,066
Preferred stock	$1,255	$6,940	$6,940	$6,972	$12,180
Total equity	$14,208	$19,898	$19,280	$20,398	$20,794
Financial ratios
Return on assets (a)
Net income (loss) from continuing operations	0.27%	0.75%	(0.12)%	(0.19)%	(1.89)%
Net income (loss)	0.23%	0.65%	(0.09)%	0.58%	(5.81)%
Core pretax income (loss)	0.39%	0.46%	0.43%	0.60%	(1.25)%
Return on equity (a)
Net income (loss) from continuing operations	2.22%	7.24%	(1.09)%	(1.62)%	(13.90)%
Net income (loss)	1.92%	6.32%	(0.78)%	4.98%	(42.65)%
Core pretax income (loss)	3.23%	4.49%	3.91%	5.14%	(9.13)%
Equity to assets (a)	12.00%	10.30%	11.10%	11.69%	13.63%
Net interest spread (a)(b)	1.75%	1.18%	0.69%	0.81%	0.31%
Net interest spread excluding original issue discount (a)(b)	1.99%	1.49%	1.57%	2.16%	1.84%
Net yield on interest-earning assets (a)(c)	2.03%	1.40%	0.92%	1.02%	0.94%
Net yield on interest-earning assets excluding original issue discount (a)(c)	2.21%	1.66%	1.68%	2.18%	2.10%
Regulatory capital ratios
Tier 1 capital (to risk-weighted assets) (d)	11.79%	13.13%	13.65%	14.93%	14.12%
Total risk-based capital (to risk-weighted assets) (e)	12.76%	14.07%	14.69%	16.30%	15.52%
Tier 1 leverage (to adjusted quarterly average assets) (f)	10.23%	11.16%	11.45%	12.99%	12.68%
Total equity	$14,208	$19,898	$19,280	$20,398	$20,794
Goodwill and certain other intangibles	(27)	(494)	(493)	(532)	(534)
Unrealized gains and other adjustments	(1,560)	(1,715)	(262)	(309)	(447)
Trust preferred securities	2,544	2,543	2,542	2,541	2,540
Tier 1 capital (d)	15,165	20,232	21,067	22,098	22,353
Preferred stock	(1,255)	(6,940)	(6,940)	(6,972)	(12,180)
Trust preferred securities	(2,544)	(2,543)	(2,542)	(2,541)	(2,540)
Tier 1 common capital (non-GAAP) (g)	$11,366	$10,749	$11,585	$12,585	$7,633
Risk-weighted assets (h)	$128,575	$154,038	$154,319	$147,979	$158,326
Tier 1 common (to risk-weighted assets) (g)	8.84%	6.98%	7.51%	8.50%	4.82%

(a)	The ratios were computed based on average assets and average equity using a combination of monthly and daily average methodologies.

(b)
Net interest spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities, excluding discontinued operations for the periods shown.

(c)	Net yield on interest-earning assets represents net financing revenue as a percentage of total interest-earning assets.

(d)
Tier 1 capital generally consists of common equity, minority interests, qualifying noncumulative preferred stock, and the fixed rate cumulative preferred stock sold to the U.S. Department of Treasury (Treasury) under TARP, less goodwill and other adjustments.

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
Overview
Ally Financial Inc. (formerly GMAC Inc.) is a leading, independent, financial services firm. Founded in 1919, we are a leading automotive financial services company with over 90 years of experience providing a broad array of financial products and services to automotive dealers and their customers. We became a bank holding company on December 24, 2008, under the Bank Holding Company Act of 1956, as amended (the BHC Act). Additionally, our election to become a financial holding company (FHC) under the BHC Act was approved by the Board of Governors of the Federal Reserve System (FRB), and became effective on December 20, 2013. Our banking subsidiary, Ally Bank, is an indirect wholly owned subsidiary of Ally Financial Inc. and a leading franchise in the growing direct (internet, telephone, mobile, and mail) banking market.
Our Business
Dealer Financial Services
Our Dealer Financial Services operations offer a wide range of financial services and insurance products to approximately 16,000 automotive dealerships and approximately 4 million of their retail customers. We have deep dealer relationships that have been built over our greater-than 90-year history and our dealer-focused business model makes us a preferred automotive finance company for many automotive dealers. Our broad set of product offerings and customer-focused marketing programs differentiate Ally in the marketplace and help drive higher product penetration in our dealer relationships. Our ability to generate attractive automotive assets is driven by our platform and scale, strong relationships with automotive dealers, a full suite of dealer financial products, automotive loan-servicing capabilities, dealer-based incentive programs, and superior customer service.
Our automotive financial services include providing retail installment sales financing, loans, and leases, offering term loans to dealers, financing dealer floorplans and other lines of credit to dealers, fleet leasing, and vehicle remarketing services. We also offer vehicle service contracts and commercial insurance, primarily covering dealers' wholesale vehicle inventories. We are a leading provider of vehicle service contracts.
We have a longstanding relationship with General Motors Company (GM), as well as past relationships with other manufacturers, including Chrysler Group LLC (Chrysler), and have developed strong relationships directly with GM- and Chrysler-franchised dealers resulting from preferred financing provider arrangements to GM and Chrysler for incentivized retail loans. Our agreement with Chrysler expired on April 30, 2013. In addition, our agreement with GM expired effective February 28, 2014. While we have entered into a new agreement with GM relating to certain matters, such agreement does not provide Ally with any exclusivity or similar privileges related to the financing of GM vehicles, whether through subvention programs or otherwise. As a result, our existing agreement with GM does not provide the economic benefits or impose the obligations that were included within our prior agreement with GM. Ally currently competes in the marketplace for all of the business with GM and Chrysler dealers including wholesale financing, consumer retail financing, and leasing, except we do not compete on subvented consumer financing for Chrysler dealers. Ally expects to continue to play a significant role with GM and Chrysler dealers in the future as the dealer is Ally’s direct customer for substantially all business that is conducted.
We have diversified our business mix by expanding our product offering for GM and Chrysler dealers as well as establishing new relationships with non-GM and non-Chrysler dealers. During 2010 our primary emphasis was on originating loans of higher credit tier borrowers. For this reason, our current operating results continue to reflect higher credit quality, lower yielding loans with lower credit loss experience. Ally however seeks to be a meaningful lender to a wide spectrum of borrowers. In 2010 we enhanced our risk management practices and efforts on risk-based pricing. We have been gradually increasing volumes in lower credit tiers. We plan to continue to increase the proportion of our non-GM and non-Chrysler business, as we focus on the used vehicle market, as well as maintaining and growing our dealer-customer base through our full suite of products, our dealer relationships, the scale of our platform, and our dealer-based incentive programs.
Our Insurance operations offer both consumer financial and insurance products sold primarily through the automotive dealer channel, and commercial insurance products sold to dealers. As part of our focus on offering dealers a broad range of consumer financial and insurance products, we provide vehicle service contracts, maintenance coverage, and guaranteed automobile protection (GAP) products. We also underwrite selected commercial insurance coverage, which primarily insures dealers' wholesale vehicle inventory in the United States.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Mortgage
Our Mortgage operations were historically a significant portion of our operations and were conducted primarily through the Residential Capital, LLC (ResCap) subsidiary. On May 14, 2012, ResCap and certain of its wholly-owned direct and indirect subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (Bankruptcy Court). The Bankruptcy Court entered an order confirming a bankruptcy plan on December 11, 2013, which became effective on December 17, 2013. For further details with respect to this matter, refer to Note 1 to the Consolidated Financial Statements.
With the completion of the ResCap settlement, we have exited the mortgage origination and servicing business. Our ongoing Mortgage operations are limited to the management of our held-for-investment mortgage portfolio. During 2013, we sold our business lending operations to Walter Investment Management Corp., completed the sales of agency mortgage servicing rights (MSRs) to Ocwen Financial Corp. (Ocwen) and Quicken Loans, Inc. (Quicken), and exited the correspondent lending channel.
Corporate and Other
Corporate and Other primarily consists of our Commercial Finance Group, our centralized corporate treasury activities, such as management of the cash and corporate investment securities portfolios, short- and long-term debt, retail and brokered deposit liabilities, derivative instruments, the amortization of the discount associated with debt issuances and bond exchanges, and the residual impacts of our corporate funds-transfer pricing (FTP) and treasury asset liability management (ALM) activities. Corporate and Other also includes certain equity investments, reclassifications and eliminations between the reportable operating segments, and overhead that was previously allocated to operations that have since been sold or classified as discontinued operations. Our Commercial Finance Group provides senior secured commercial-lending products to primarily U.S.-based middle market companies.
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
Ally Bank
Ally Bank, our direct banking platform, provides us with a stable and diversified low-cost funding source. Our focus is on building a stable deposit base driven by our compelling brand and strong value proposition. Ally Bank raises deposits directly from customers through direct banking via the internet, telephone, mobile, and mail channels. Ally Bank has established a strong and growing retail banking franchise which is based on a promise of being straightforward, easy to use, and offering high-quality customer service. Ally Bank's products and services are designed to develop long-term customer relationships and capitalize on the shift in consumer preference for direct banking.
Ally Bank offers a full spectrum of deposit product offerings, such as checking, savings, and certificates of deposit (CDs), as well as 48-month raise your rate CDs, IRA deposit products, Popmoney person-to-person transfer service, eCheck remote deposit capture, Ally Perks debit rewards program, and Mobile Banking. In addition, brokered deposits are obtained through third-party intermediaries. At December 31, 2013, Ally Bank had $52.9 billion of deposits, including $43.2 billion of retail deposits. The growth of our retail base from $7.2 billion at the end of 2008 to $43.2 billion at December 31, 2013, has enabled us to reduce our cost of funds during that period. The growth in deposits is primarily attributable to our retail deposits while our brokered deposits have remained at historical levels. Strong retention rates, reflecting the strength of the franchise, have materially contributed to our growth in retail deposits.
Funding and Liquidity
Our funding strategy largely focuses on the diversification of funding programs that include a mix of retail and brokered deposits, public and private asset-backed securitizations, committed credit facilities, and public unsecured debt. These funding programs are managed across products, markets, and investors. The diversity of our funding sources enhances funding flexibility, limits dependence on any one source and results in a more cost-effective funding strategy over the long term.
As part of our overall transformation from an independent financial services company to a bank holding company in 2008, we took actions to further diversify and develop more stable funding sources and, in particular, embarked upon initiatives to grow our consumer deposit-taking capabilities within Ally Bank. In addition, we began distinguishing our liquidity management strategies between bank funding and nonbank funding.
Maximizing bank funding continues to be the cornerstone of our long-term liquidity strategy. We have made significant progress in migrating asset originations to Ally Bank and growing our retail deposit base since becoming a bank holding company. Retail deposits provide a low-cost source of funds that are less sensitive to interest rate changes, market volatility or changes in our credit ratings than other funding sources. At December 31, 2013, deposit liabilities totaled $53.4 billion, which constituted 41% of our total funding. This compares to just 23% at December 31, 2009.
In addition to building a larger deposit base, we continue to remain active in the securitization markets to finance Ally Bank's automotive loan portfolios. During 2013, we issued $4.5 billion in secured funding backed by retail automotive loans and leases as well as dealer

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

floorplan automotive loans of Ally Bank. Continued structural efficiencies in securitizations combined with favorable capital market conditions have resulted in a reduction in the cost of funds achieved through secured funding transactions, making them a very attractive source of funding. Additionally, for retail loans and leases, the term structure of the transaction locks in funding for a specified pool of loans and leases for the life of the underlying asset. Once a pool of retail automobile loans are selected and placed into a securitization, the underlying assets and corresponding debt amortize simultaneously resulting in committed and matched funding for the life of the asset. We manage the execution risk arising from secured funding by maintaining a diverse investor base and maintaining committed secured facilities.
As we have shifted our focus to migrating assets to Ally Bank and growing our bank funding capabilities, our reliance on parent company liquidity has consequently been reduced. Funding sources at the parent company generally consist of longer-term unsecured debt, asset-backed securitizations, and private committed credit facilities. In 2013, we issued over $3.1 billion of unsecured debt through several issuances and raised $4.1 billion through four public securitization transactions comprised of non-prime retail automotive loan collateral. At December 31, 2013, we had $5.5 billion and $5.2 billion of outstanding unsecured long-term debt with maturities in 2014 and 2015, respectively. To fund these maturities, we expect to use a combination of existing liquidity and opportunistic new issuances.
The strategies outlined above have allowed us to build and maintain a conservative liquidity position. Total available liquidity at the parent company was $13.3 billion and Ally Bank had $5.9 billion of available liquidity at December 31, 2013. Parent company liquidity is defined as our consolidated operations less Ally Bank and the regulated subsidiaries of Ally Insurance's holding company. Absolute levels of liquidity decreased as a result of liability and equity management transactions. At the same time, these strategies have also resulted in a cost of funds improvement of approximately 94 basis points since the first quarter of 2012. Looking forward, given our liquidity and capital position and generally improved credit ratings, we expect that our cost of funds will continue to improve over time.
Credit Strategy
Within our Automotive Finance operations, we are a full spectrum automotive finance lender with most of our loan originations underwritten within the prime-lending markets. During 2013, we continued the execution of our underwriting strategy to prudently expand our originations across a broader credit spectrum to include used, nonprime, extended term, non-GM, non-Chrysler, and non-subvented. Within our Mortgage operations, we sold our business lending operations to Walter Investment Management Corp., completed the sales of agency MSRs to Ocwen and Quicken, and exited the correspondent and direct lending channels. Our ongoing Mortgage operations are limited to the management of our held-for-investment mortgage portfolio. In the future, we may purchase mortgage loans as part of our held-for-investment mortgage portfolio.
During the year ended December 31, 2013, the credit performance of our portfolios remained strong overall as our asset quality trends within our automotive and mortgage portfolios were stable. Nonperforming loans continued to decline, benefiting from the exit of our nonstrategic operations in 2012 and 2013. Charge-offs remained stable primarily due to runoff of our mortgage assets and improvement in home prices slightly offset by the reduction of recoveries in the commercial portfolio. Our provision for loan losses increased to $501 million in 2013 from $329 million in 2012 due to the continued execution of our underwriting strategy to prudently expand our originations of consumer automotive assets across a broader credit spectrum, which was significantly narrowed during the most recent economic recession, and the growth of our U.S. consumer automotive portfolio.
We continue to see signs of economic stabilization as the labor market recovered further during the year, with nonfarm payrolls increasing and the annual unemployment rate falling. Our credit portfolio will continue to be impacted by the overall economy, used vehicle and housing price levels, unemployment levels, and their impact to our borrowers.
U.S. Department of Treasury Investments
During 2008, and continuing into 2009, the credit, capital, and mortgage markets became increasingly disrupted. This disruption led to severe reductions in liquidity and adversely affected our capital position. As a result, Ally sought approval to become a bank holding company to obtain access to capital at a lower cost to remain competitive in our markets. The U.S. Department of Treasury (Treasury) made an initial preferred stock investment in Ally on December 29, 2008, pursuant to the Troubled Asset Relief Program (TARP), and made additional investments pursuant to TARP thereafter, including investments in additional preferred stock, common stock, and trust preferred securities. On November 20, 2013 Ally completed the repurchase of all remaining outstanding shares of its Fixed Rate Cumulative Mandatorily Convertible Preferred Stock, Series F-2, which was all of the remaining preferred stock held by Treasury, and elimination of the share adjustment right. As of February 28, 2014, Treasury holds approximately 37% of Ally common stock, which is its sole remaining investment in Ally.
Tax Assets Protective Measures
In January 2014, the Ally Board of Directors (the Board) implemented measures intended to help protect certain tax benefits primarily associated with Ally’s net operating losses and tax credit carryovers (collectively, Tax Benefits). Ally’s use of the Tax Benefits in the future may be significantly limited if it experiences an “ownership change” (within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended (the Code)) for U.S. federal income tax purposes. In general, an ownership change will occur when the percentage of Ally’s ownership (by value) of one or more “5-percent shareholders” (as defined in Code) has increased by more than 50 percent over the lowest percentage owned by such shareholders at any time during the prior three years (calculated on a rolling basis).
On January 9, 2014, the Board approved an amendment (the Protective Amendment) to Ally’s Amended and Restated Certificate of Incorporation that is intended to help protect the Tax Benefits. The Protective Amendment generally restricts any transfer of Ally’s common

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

stock if the effect of the transfer would be to either (i) increase the direct or indirect ownership of any of Ally common stock by any Person (as defined in the Code) to 4.99% or more; or (ii) increase the percentage of Ally Capital Stock owned directly or indirectly by any Person that was a 5 Percent Holder, subject to certain exceptions. For further details related to the Protective Amendment, refer to Exhibit 3.2 to this Form 10-K.
In addition, on January 9, 2014, the Board approved the adoption of a Tax Asset Protection Plan (the Plan) and Ally entered into the Plan on January 10, 2014. The Plan is designed to reduce the likelihood that Ally will experience an “ownership change” for U.S. federal income tax purposes (as described above) by (i) discouraging any person or group from becoming a holder of 4.99 percent or more of the outstanding shares of Ally common stock and (ii) discouraging any existing holder of 4.99 percent or more of Ally common stock from acquiring additional shares of Ally common stock, subject to certain exceptions. For further details related to the Plan, refer to Exhibit 10.30 to this Form 10-K.
Discontinued Operations
During 2013 and 2012, certain disposal groups met the criteria to be presented as discontinued operations. For all periods presented, the operating results for these operations have been removed from continuing operations. Refer to Note 2 to the Consolidated Financial Statements for more details. MD&A has been adjusted to exclude discontinued operations unless otherwise noted.

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

Year ended December 31, ($ in millions)	2013	2012	2011	Favorable/ (unfavorable) 2013-2012 % change	Favorable/ (unfavorable) 2012-2011 % change
Total net revenue (loss)
Dealer Financial Services
Automotive Finance operations	$3,427	$3,149	$2,952	9	7
Insurance operations	1,253	1,214	1,398	3	(13)
Mortgage operations	76	1,308	559	(94)	134
Corporate and Other	(493)	(1,206)	(1,497)	59	19
Total	$4,263	$4,465	$3,412	(5)	31
Income (loss) from continuing operations before income tax (benefit) expense
Dealer Financial Services
Automotive Finance operations	$1,271	$1,389	$1,333	(8)	4
Insurance operations	254	160	316	59	(49)
Mortgage operations	(258)	595	92	(143)	n/m
Corporate and Other	(910)	(1,630)	(1,918)	44	15
Total	$357	$514	$(177)	(31)	n/m
n/m = not meaningful

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Consolidated Results of Operations
The following table summarizes our consolidated operating results excluding discontinued operations for the periods shown. Refer to the operating segment sections of the MD&A that follows for a more complete discussion of operating results by line of business.

Year ended December 31, ($ in millions)	2013	2012	2011	Favorable/ (unfavorable) 2013-2012 % change	Favorable/ (unfavorable) 2012-2011 % change
Net financing revenue
Total financing revenue and other interest income	$8,093	$7,342	$6,671	10	10
Interest expense	3,319	4,052	4,606	18	12
Depreciation expense on operating lease assets	1,995	1,399	941	(43)	(49)
Net financing revenue	2,779	1,891	1,124	47	68
Other revenue
Net servicing (loss) income	(87)	405	91	(121)	n/m
Insurance premiums and service revenue earned	1,012	1,055	1,153	(4)	(8)
Gain on mortgage and automotive loans, net	55	379	229	(85)	66
Loss on extinguishment of debt	(59)	(148)	(64)	60	(131)
Other gain on investments, net	180	146	258	23	(43)
Other income, net of losses	383	737	621	(48)	19
Total other revenue	1,484	2,574	2,288	(42)	13
Total net revenue	4,263	4,465	3,412	(5)	31
Provision for loan losses	501	329	161	(52)	(104)
Noninterest expense
Compensation and benefits expense	1,019	1,106	993	8	(11)
Insurance losses and loss adjustment expenses	405	454	452	11	—
Other operating expenses	1,981	2,062	1,983	4	(4)
Total noninterest expense	3,405	3,622	3,428	6	(6)
Income (loss) from continuing operations before income tax (benefit) expense	357	514	(177)	(31)	n/m
Income tax (benefit) expense from continuing operations	(59)	(856)	42	(93)	n/m
Net income (loss) from continuing operations	$416	$1,370	$(219)	(70)	n/m
n/m = not meaningful
2013 Compared to 2012
We earned net income from continuing operations of $416 million for the year ended December 31, 2013, compared to $1.4 billion for the year ended December 31, 2012. Net income from continuing operations for the year ended December 31, 2013, declined $853 million in our Mortgage operations, primarily due to the exit of all non-strategic mortgage-related activities, including consumer mortgage-lending production associated with government-sponsored refinancing programs, our warehouse lending operations, and our agency MSRs portfolio. Results for the year ended December 31, 2013 were also impacted unfavorably by a decrease in income tax benefit. The decreases were partially offset by lower original issue discount (OID) amortization expense related to bond maturities and normal monthly amortization, and lower funding costs.
Total financing revenue and other interest income increased $751 million for the year ended December 31, 2013, compared to 2012. The increase resulted primarily from an increase in operating lease revenue and consumer financing revenue for our Automotive Finance operations driven primarily by an increase in consumer asset levels as a result of strong lease originations. Additionally, we continued to prudently expand our nonprime origination volume across a broader credit spectrum, effecting margin expansion. This increase was partially offset by lower mortgage loan production as a result of the wind-down of our consumer held-for-sale portfolio, run-off of our held-for-investment portfolio, and the shutdown of our warehouse lending operations.
Interest expense decreased 18% for the year ended December 31, 2013, compared to 2012, primarily due to lower funding costs as a result of continued deposit growth and the refinancing of higher-cost legacy debt, and a decrease in OID amortization expense. Including a decrease in OID amortization expense of $87 million, total interest expense on long-term debt decreased $734 million for the year ended December 31, 2013, compared to 2012.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Depreciation expense on operating lease assets increased 43% for the year ended December 31, 2013, compared to 2012, primarily due to higher lease asset balances as a result of strong lease origination volume, partially offset by higher lease remarketing gains.
We incurred a net servicing loss of $87 million for the year ended December 31, 2013, compared to net servicing income of $405 million in 2012. The decrease was primarily due to the completed sales of our agency MSRs portfolio to Ocwen and Quicken in the second quarter of 2013, including the valuation of the portfolio in conjunction with the sale and the unwinding of all related derivative activity.
Gain on mortgage and automotive loans decreased 85% for the year ended December 31, 2013, compared to 2012. The decrease was primarily related to lower consumer mortgage-lending production through our direct lending channel and margins associated with government-sponsored refinancing programs as a result of our decision to substantially exit mortgage-related activities. Furthermore, while we continue to evaluate opportunistic use of whole-loan sales as a source of funding in our Automotive Finance operations, we did not execute any whole-loan sales during 2013 and have primarily focused on securitization and deposit-based funding sources.
Loss on extinguishment of debt decreased $89 million for the year ended December 31, 2013, compared to 2012, primarily due to the nonrecurrence of fees related to the early termination of FHLB debt as a result of replacing our higher-cost long-term debt structure in favor of a lower-cost short-term FHLB debt structure in 2012. The decrease was partially offset by the accelerated recognition of issuance expenses related to calls of redeemable debt in 2013.
Other gain on investments, net, was $180 million for the year ended December 31, 2013, compared to $146 million in 2012. The increase was primarily due to favorable market conditions, resulting in lower recognition of other-than-temporary impairment, and increased gain on sales of investments.
Other income, net of losses, decreased 48% for the year ended December 31, 2013, compared to 2012. The decrease was primarily due to lower fee income and net origination revenue related to decreased consumer mortgage-lending production associated with government-sponsored refinancing programs.
The provision for loan losses was $501 million for the year ended December 31, 2013, compared to $329 million in 2012. The increase was primarily due to the continued execution of our underwriting strategy to prudently expand our originations of consumer automotive assets across a broader credit spectrum, which was significantly narrowed during the most recent economic recession, and the growth in our U.S. consumer automotive portfolio.
Total noninterest expense decreased 6% for the year ended December 31, 2013, compared to 2012, primarily due to lower consumer mortgage-lending production through our direct lending channel and the broker fee associated with those government-sponsored refinancing programs, and lower representation and warranty expense. Lower representation and warranty expense was primarily due to the establishment of our representation and warranty liability during the second quarter of 2012 resulting from the deconsolidation of ResCap. The decrease was partially offset by the recognition of a $98 million charge in the fourth quarter of 2013 relating to the execution of Consent Orders issued by the Consumer Financial Protection Bureau (CFPB) and the U.S. Department of Justice (DOJ) pertaining to the allegation of disparate impact in the automotive finance business. Refer to Note 29 to the Consolidated Financial Statements for additional details.
We recognized consolidated income tax benefit from continuing operations of $59 million for the year ended December 31, 2013, compared to $856 million in 2012. For the year ended December 31, 2012, our results from operations benefited from the release of U.S. federal and state valuation allowances and related effects on the basis of management's reassessment of the amount of its deferred tax assets that are more likely than not to be realized. A commensurate benefit was not recognized for the year ended December 31, 2013.
2012 Compared to 2011
We earned net income from continuing operations of $1.4 billion for the year ended December 31, 2012, compared to a net loss from continuing operations of $219 million for the year ended December 31, 2011. Net income from continuing operations for the year ended December 31, 2012, was favorably impacted by our Automotive Finance operations, primarily due to an increase in consumer automotive financing revenue related to growth in the retail loan and operating lease portfolios. Additional favorability for the year ended December 31, 2012 was primarily the result of a more favorable servicing asset valuation, net of hedge, compared to the same period in 2011, higher fee income and net origination revenue related to increased consumer mortgage-lending production associated with government-sponsored refinancing programs, higher net gains on the sale of mortgage loans, and lower original issue discount (OID) amortization expense related to bond maturities and normal monthly amortization. The increase was partially offset by higher provision for loan losses and lower investment income due to impairment related to certain investment securities that we do not plan on holding to recovery.
Total financing revenue and other interest income increased $671 million for the year ended December 31, 2012, compared to 2011. The increase resulted primarily from an increase in operating lease revenue and consumer financing revenue at our Automotive Finance operations driven primarily by an increase in consumer asset levels as a result of increased used vehicle automotive financing and higher automotive industry sales, as well as limited use of whole-loan sales as a funding source in recent periods. Additionally, we continue to prudently expand our nonprime origination volume. The increase was partially offset by a lower average yield mix as higher-rate Ally Bank mortgage loans run off.
Interest expense decreased 12% for the year ended December 31, 2012, compared to 2011. OID amortization expense decreased $576 million for the year ended December 31, 2012, compared to 2011, due to bond maturities and normal monthly amortization, as well as lower funding costs at our Mortgage operations.

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
Net servicing income was $405 million for the year ended December 31, 2012, compared to $91 million in 2011. The increase was primarily due to the performance of the derivative servicing hedge as compared to a less favorable hedge performance in 2011, partially offset by lower servicing fees resulting from a lower unpaid principal balance of our MSR portfolio.
Insurance premiums and service revenue earned decreased 8% for the year ended December 31, 2012, compared to 2011, primarily due to declining U.S. vehicle service contracts written between 2007 and 2009 as a result of lower domestic vehicle sales volume.
Gain on mortgage and automotive loans increased 66% for the year ended December 31, 2012, compared to 2011. The increase was primarily due to higher consumer mortgage-lending production through our direct lending channel and margins associated with government-sponsored refinancing programs, higher margins on warehouse and correspondent lending due to decreased competition and more selective originations from these channels, and improved market gains on specified pooled loans.
Loss on extinguishment of debt increased $84 million for the year ended December 31, 2012, compared to the same period in 2011, primarily due to fees incurred related to the early termination of FHLB debt as a result of replacing our higher-cost long-term debt structure in favor of a lower-cost short-term FHLB debt structure.
Other gain on investments, net, was $146 million for the year ended December 31, 2012, compared to $258 million in 2011. The decrease was primarily due to the recognition of $61 million other-than-temporary impairment on certain equity securities in 2012 and lower realized investment gains.
Other income, net of losses, increased 19% for the year ended December 31, 2012, compared to 2011. The increase was primarily due to higher fee income and net origination revenue related to increased consumer mortgage-lending production associated with government-sponsored refinancing programs, partially offset by lower remarketing fee income from our Automotive Finance operations driven by lower remarketing volumes through our proprietary SmartAuction platform.
The provision for loan losses was $329 million for the year ended December 31, 2012, compared to $161 million in 2011. The increase was driven primarily by higher asset levels in the consumer automotive portfolio and our prudent expansion of underwriting strategy to originate volumes across a broader credit spectrum, which was significantly narrowed during the recession.
Total noninterest expense increased 6% for the year ended December 31, 2012, compared to 2011. The increase was primarily driven by higher representation and warranty expense resulting from the transfer of liability relating to Ally Bank's sold and serviced loans that had previously been recorded at ResCap, and higher compensation and benefits expense due to an increase in functional services provided by ResCap through the shared services agreement.
We recognized consolidated income tax benefit from continuing operations of $856 million for the year ended December 31, 2012, compared to income tax expense of $42 million in 2011. In 2011, we had a full valuation allowance against our domestic net deferred tax assets and certain international net deferred tax assets. For the year ended December 31, 2012, our results from operations benefited from the release of U.S. federal and state valuation allowances and related effects on the basis of management's reassessment of the amount of its deferred tax assets that are more likely than not to be realized.

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

Year ended December 31, ($ in millions)	2013	2012	2011	Favorable/ (unfavorable) 2013-2012 % change	Favorable/ (unfavorable) 2012-2011 % change
Net financing revenue
Consumer	$3,004	$2,827	$2,411	6	17
Commercial	1,061	1,152	1,134	(8)	2
Loans held-for-sale	—	15	5	(100)	n/m
Operating leases	3,209	2,379	1,929	35	23
Other interest income	22	52	92	(58)	(43)
Total financing revenue and other interest income	7,296	6,425	5,571	14	15
Interest expense	2,142	2,199	2,100	3	(5)
Depreciation expense on operating lease assets	1,995	1,399	941	(43)	(49)
Net financing revenue	3,159	2,827	2,530	12	12
Other revenue
Servicing fees	58	109	161	(47)	(32)
Gain on automotive loans, net	—	41	48	(100)	(15)
Other income	210	172	213	22	(19)
Total other revenue	268	322	422	(17)	(24)
Total net revenue	3,427	3,149	2,952	9	7
Provision for loan losses	494	253	89	(95)	(184)
Noninterest expense
Compensation and benefits expense	450	416	395	(8)	(5)
Other operating expenses	1,212	1,091	1,135	(11)	4
Total noninterest expense	1,662	1,507	1,530	(10)	2
Income from continuing operations before income tax (benefit) expense	$1,271	$1,389	$1,333	(8)	4
Total assets (a)	$109,312	$128,411	$112,591	(15)	14
n/m = not meaningful

(a)
The decline in total assets from 2012 to 2013 was primarily due to the sale of substantially all of our international automotive finance businesses. Refer to Note 2 to the Consolidated Financial Statements for further details.

2013 compared to 2012
Our Automotive Finance operations earned income from continuing operations before income tax expense of $1.3 billion for the year ended December 31, 2013, compared to $1.4 billion for the year ended December 31, 2012. Results for the year ended December 31, 2013 were unfavorably impacted by lower commercial and other revenue, higher depreciation expense on operating lease assets related to growth in the lease portfolio, recognition of a charge related to a settlement with the CFPB and DOJ, and higher provision for loan losses primarily driven by the continued execution of our underwriting strategy to prudently expand our originations of consumer automotive assets across a broader credit spectrum, offset mostly by higher consumer and operating lease revenues driven by growth in the consumer loan and operating lease portfolios.
Consumer financing revenue increased 6% for the year ended December 31, 2013, compared to 2012, due to an increase in consumer asset levels primarily related to continued strong loan origination volumes relative to the pay-down of the existing portfolio despite lower penetration levels for new GM and Chrysler retail automotive loans. Additionally, our originations of Chrysler subvented retail financing and leases have ceased, but we continue to participate in standard rate consumer loan and lease products in the Chrysler channel. The increase in consumer revenue from higher consumer asset levels was partially offset by slightly lower margins as a result of the competitive market environment for automotive financing.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Commercial financing revenue decreased $91 million for the year ended December 31, 2013, compared to 2012. The decrease was primarily due to lower yields as a result of competitive markets for automotive commercial financing.
Operating lease revenue increased 35% for the year ended December 31, 2013, compared to 2012, primarily due to higher lease asset balances as a result of strong origination volume primarily driven by an increase in GM marketing incentives.
Depreciation expense on operating lease assets increased 43% for the year ended December 31, 2013, compared to 2012, primarily due to higher lease asset balances as a result of strong lease origination volume, partially offset by higher lease remarketing gains.
Servicing fee income decreased 47% for the year ended December 31, 2013, compared to 2012, due to lower levels of off-balance sheet retail serviced assets.
We experienced no gains on the sale of automotive loans for the year ended December 31, 2013, compared to $41 million for 2012. While we continue to evaluate opportunistic use of whole-loan sales as a source of funding, we have primarily focused on securitization and deposit-based funding sources in 2013.
Other income increased 22% for the year ended December 31, 2013, compared to 2012. The increase for the year ended December 31, 2013, was primarily due to higher remarketing fee income coupled with a one-time fee earned from a vendor that did not occur during 2012.
The provision for loan losses was $494 million for the year ended December 31, 2013, compared to $253 million in 2012. The increase was primarily due to the continued execution of our underwriting strategy to prudently expand our originations of consumer automotive assets across a broader credit spectrum, which was significantly narrowed during the most recent economic recession, and the growth in our U.S. consumer automotive portfolio.
Total noninterest expense increased 10% for the year ended December 31, 2013, compared to 2012. The increase was primarily due to an increase in other operating expenses resulting from the recognition of a $98 million charge in the fourth quarter of 2013 relating to the execution of Consent Orders issued by the CFPB and the DOJ pertaining to the allegation of disparate impact in the automotive finance business. Refer to Note 29 to the Consolidated Financial Statements for additional details.
2012 Compared to 2011
Our Automotive Finance operations earned income from continuing operations before income tax expense of $1.4 billion for the year ended December 31, 2012, compared to $1.3 billion for the year ended December 31, 2011. Results for the year ended December 31, 2012 were favorably impacted by higher consumer and operating lease revenues driven by growth in the retail loan and operating lease portfolios. These items were partially offset by higher provision for loan losses, lower operating lease remarketing gains due primarily to lower remarketing volume, lower servicing fees, and lower income generated from lease remarketing.
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
With respect to consumer leasing, we purchase leases (and the associated vehicles) from dealerships. The purchase price of consumer leases is based on the negotiated price for the vehicle less any vehicle trade-in and any down payment from the consumer. Under the lease, the consumer is obligated to make payments in amounts equal to the amount by which the negotiated purchase price of the vehicle (less any trade-in value or down payment) exceeds the contract residual value (including residual support) of the vehicle at lease termination, plus lease charges. The consumer is also generally responsible for charges related to past due payments, excess mileage, excessive wear and tear, and certain disposal fees where applicable. At contract inception, we determine the projected residual value based on an internal evaluation of the expected future value. This evaluation is based on a proprietary model, which includes variables such as age, mileage, seasonality, segment factors, vehicle type, economic indicators and production cycle. This internally generated data is compared against third party, independent data for reasonableness.
Periodically, we revise the projected value of the lease vehicle at termination based on current market conditions and adjust depreciation expense appropriately over the remaining life of the contract. At termination, our actual sales proceeds from remarketing the vehicle may be higher or lower than the estimated residual value resulting in a gain or loss on remarketing recorded through depreciation expense.
Our standard U.S. leasing plan, SmartLease, requires a monthly payment by the consumer. We also offer an alternative leasing plan, SmartLease Plus, that requires one up-front payment of all lease amounts at the time the consumer takes possession of the vehicle.
Consumer leases are operating leases; therefore, credit losses on the operating lease portfolio are not as significant as losses on retail contracts because lease credit losses are primarily limited to payments and assessed fees. Since some of these fees are not assessed until the vehicle is returned, these losses on the lease portfolio are correlated with lease termination volume. U.S. operating lease accounts past due over 30 days represented 0.74% and 0.73% of the total portfolio at December 31, 2013 and 2012, respectively.
With respect to all financed vehicles, whether subject to a retail contract or a lease contract, we require that property damage insurance be obtained by the consumer. In addition, for lease contracts, we require that bodily injury, collision, and comprehensive insurance be obtained by the consumer.
Total consumer financing revenue of our Automotive Finance operations was $3.0 billion, $2.8 billion, and $2.4 billion during the years ended December 31, 2013, 2012, and 2011, respectively.
Consumer Automotive Financing Volume
The following table summarizes our new and used vehicle consumer financing volume, including lease, and our share of consumer sales in the United States.

	Consumer automotive financing volume			% Share of manufacturer consumer sales
Year ended December 31, (units in thousands)	2013	2012	2011	2013	2012	2011
GM new vehicles	611	579	707	29	30	38
Chrysler new vehicles	199	315	304	14	26	32
Other non-GM and non-Chrysler new vehicles	79	81	68
Used vehicles	498	485	466
Total consumer automotive financing volume	1,387	1,460	1,545

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

The decline in consumer automotive financing volume in 2013, compared to 2012, was primarily driven by a decrease in Chrysler new subvented vehicle originations as a result of the expiration of our operating agreement on April 30, 2013, and lower penetration. The decrease was partially offset by an increase in used volume and GM new vehicle originations resulting from stronger lease volume.
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
We were previously party to agreements with each of GM and Chrysler that provided for certain exclusivity privileges related to subvention programs that they offered. Our agreement with Chrysler expired in April 2013. In addition, our agreement with GM expired effective February 28, 2014. These agreements provided Ally with certain preferred provider benefits, including limiting the use of other financing providers by GM and Chrysler for their incentive programs. We entered into a new auto financing agreement with GM that became effective on March 1, 2014 (the GM Agreement), which provides a general framework for dealer and consumer financing related to GM vehicles, as well as with respect to our ongoing participation in GM subvention programs. The GM Agreement does not provide Ally with any exclusivity or similar privileges related to the financing of GM vehicles, whether through subvention programs or otherwise. As a result, the GM Agreement does not provide the economic benefits or impose the obligations that were included within our prior agreement with GM. The GM Agreement is cancellable upon notice by either party after one year.
The following table presents the total U.S. consumer origination dollars and percentage mix by product type.

	Consumer automotive financing originations			% Share of Ally originations
Year ended December 31, ($ in millions)	2013	2012	2011	2013	2012	2011
GM new vehicles
New retail standard	$6,322	$6,230	$9,009	17	16	23
New retail subvented	4,416	5,960	6,734	12	15	17
Lease	8,484	5,919	5,075	23	15	13
Total GM new vehicle originations	19,222	18,109	20,818
Chrysler new vehicles
New retail standard	3,468	4,431	4,062	9	12	10
New retail subvented	390	1,971	2,454	1	5	6
Lease	1,936	2,380	2,165	5	6	5
Total Chrysler new vehicle originations	5,794	8,782	8,681
Other new retail vehicles	2,269	2,178	1,684	6	6	4
Other lease	171	93	76	1	—	—
Used vehicles	9,874	9,581	8,990	26	25	22
Total consumer automotive financing originations	$37,330	$38,743	$40,249
During the year ended December 31, 2013, total GM new vehicle originations increased compared to 2012, primarily due to stronger lease volume. This increase was partially offset by lower new retail subvented volume. Chrysler new retail contracts decreased primarily as a result of lower retail penetration at Chrysler as a result of the expiration of our operating agreement on April 30, 2013. Other used and lease originations were higher due to our continued strategic focus within the non-GM and non-Chrysler market.
Servicing
We have historically serviced all retail contracts and leases we retained on-balance sheet. On occasion, we have also sold a portion of the retail contracts we originated and retained the right to service and earn a servicing fee for our servicing functions. Ally Servicing LLC, a wholly owned subsidiary, performs most servicing activities for U.S. retail contracts and consumer automobile leases.
Servicing activities consist largely of collecting and processing customer payments, responding to customer inquiries such as requests for payoff quotes, processing customer requests for account revisions (such as payment extensions and rewrites), maintaining a perfected security

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

interest in the financed vehicle, monitoring certain vehicle insurance coverages, and disposing of off-lease vehicles. Servicing activities are generally consistent for our Automotive Finance operations; however, certain practices may be influenced by local laws and regulations.
Our U.S. customers have the option to receive monthly billing statements to remit payment by mail or through electronic fund transfers, or to establish online web-based account administration through the Ally Account Center. Customer payments are processed by regional third-party processing centers that electronically transfer payment data to customers' accounts.
Servicing activities also include initiating contact with customers who fail to comply with the terms of the retail contract or lease, reminder notices are sent, and telephone contact is typically initiated when an account becomes 3 to 15 days past due. The type of collection treatment and level of intensity increases as the account becomes more delinquent. The nature and timing of these activities depend on the repayment risk of the account.
During the collection process, we may offer a payment extension to a customer experiencing temporary financial difficulty. A payment extension enables the customer to delay monthly payments for 30, 60, or 90 days, thereby deferring the maturity date of the contract by the period of delay. Extensions granted to a customer typically do not exceed 90 days in the aggregate during any 12-month period or 180 days in aggregate over the life of the contract. During the deferral period, we continue to accrue and collect finance charges on the contract as part of the deferral agreement. If the customer's financial difficulty is not temporary and management believes the customer could continue to make payments at a lower payment amount, we may offer to rewrite the remaining obligation, extending the term and lowering the monthly payment obligation. In those cases, the principal balance generally remains unchanged while the interest rate charged to the customer generally increases. Extension and rewrite collection techniques help mitigate financial loss in those cases where management believes the customer will recover from financial difficulty and resume regularly scheduled payments or can fulfill the obligation with lower payments over a longer period. Before offering an extension or rewrite, collection personnel evaluate and take into account the capacity of the customer to meet the revised payment terms. Generally, we do not consider extensions that fall within our policy guidelines to represent more than an insignificant delay in payment and, therefore, they are not considered Troubled Debt Restructurings (TDRs). Although the granting of an extension could delay the eventual charge-off of an account, typically we are able to repossess and sell the related collateral, thereby mitigating the loss. Of the total amount outstanding in the U.S. traditional retail portfolio at December 31, 2009, only 8.7% of the extended or rewritten balances were subsequently charged off through December 31, 2013. A four-year period was utilized for this analysis as this approximates the weighted average remaining term of the portfolio. At December 31, 2013, 7.8% of the total amount outstanding in the servicing portfolio had been granted an extension or was rewritten.
Subject to legal considerations, in the United States we normally begin repossession activity once an account becomes greater than 70-days past due. Repossession may occur earlier if management determines the customer is unwilling to pay, the vehicle is in danger of being damaged or hidden, or the customer voluntarily surrenders the vehicle. Approved third-party repossession firms handle repossessions. Normally the customer is given a period of time to redeem or reinstate the vehicle by paying off the account or bringing the account current. If the vehicle is not redeemed or reinstated, it is sold at auction. If the proceeds do not cover the unpaid balance, including unpaid earned finance charges and allowable expenses, the resulting deficiency is charged off. Asset recovery centers pursue collections on accounts that have been charged off, including those accounts where the vehicle was repossessed, and skip accounts where the vehicle cannot be located.
At December 31, 2013 and 2012, our total consumer automotive serviced portfolio was $77.7 billion and $75.3 billion, respectively, compared to our consumer automotive on-balance sheet portfolio of $74.1 billion and $67.3 billion at December 31, 2013 and 2012, respectively. Refer to Note 10 to the Consolidated Financial Statements for further information regarding servicing activities.
Remarketing and Sales of Leased Vehicles
When we acquire a consumer lease, we assume ownership of the vehicle from the dealer. Neither the consumer nor the dealer is responsible for the value of the vehicle at the time of lease termination. When vehicles are not purchased by customers or the receiving dealer at scheduled lease termination, the vehicle is returned to us for remarketing. We generally bear the risk of loss to the extent the value of a leased vehicle upon remarketing is below the expected residual value determined at the time the lease contract is signed. Automotive manufacturers may share this risk with us for certain leased vehicles, as described previously under Manufacturer Marketing Incentives. Our methods of vehicle sales in the United States at lease termination primarily include the following:

•
Sale to dealer — After the lessee declines an option to purchase the off-lease vehicle, the dealer who accepts the returned off-lease vehicle has the opportunity to purchase the vehicle directly from us at a price we define.

•
Internet auctions — Once the lessee and dealer decline their options to purchase, we offer off-lease vehicles to dealers and certain other third parties in the United States through our proprietary internet site (SmartAuction). This internet sales program maximizes the net sales proceeds from off-lease vehicles by reducing the time between vehicle return and ultimate disposition, reducing holding costs, and broadening the number of prospective buyers. We maintain the internet auction site, set the pricing floors on vehicles, and administer the auction process. We earn a service fee for every vehicle sold through SmartAuction, which, in 2013, was approximately 261,000 vehicles.

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

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Commercial Automotive Financing
Automotive Wholesale Dealer Financing
One of the most important aspects of our dealer relationships is supporting the sale of vehicles through wholesale or floorplan financing. We primarily support automotive finance purchases by dealers of new and used vehicles manufactured or distributed before sale or lease to the retail customer. Wholesale automotive financing represents the largest portion of our commercial financing business and is the primary source of funding for dealers' purchases of new and used vehicles. During 2013, we financed an average commercial wholesale floorplan receivables balance of $15.7 billion of new GM vehicles, representing a 67% share of GM's U.S. dealer inventory. We also financed an average of $6.9 billion of new Chrysler vehicles representing a 50% share of Chrysler's U.S. dealer inventory. In addition, we financed an average of $2.6 billion of combined new non-GM and non-Chrysler vehicles and $3.0 billion of used vehicles.
Wholesale credit is arranged through lines of credit extended to individual dealers. Wholesale floorplan loans are secured by the vehicles financed (and all other vehicle inventory), which provide strong collateral protection in the event of dealership default. Additional collateral (e.g., blanket lien over all dealership assets) and/or other credit enhancements (e.g., personal guarantees from dealership owners) are oftentimes obtained to further manage credit risk. Furthermore, Ally benefits from automotive manufacturer repurchase arrangements, which serve as an additional layer of protection in the event of repossession of dealership inventory and/or dealership franchise termination. The amount we advance to dealers is equal to 100% of the wholesale invoice price of new vehicles, which includes destination and other miscellaneous charges, and a price rebate, known as a holdback, from the manufacturer to the dealer in varying amounts stated as a percentage of the invoice price. Interest on wholesale automotive financing is generally payable monthly. Most wholesale automotive financing is structured to yield interest at a floating rate indexed to the Prime Rate. The rate for a particular dealer is based on, among other things, competitive factors, the size of the account, and the dealer’s creditworthiness.
Under the terms of the credit agreement with the dealer, we may demand payment of interest and principal on wholesale credit lines at any time; however, unless we terminate the credit line or the dealer defaults or the risk and exposure warrant, we generally require payment of the principal amount financed for a vehicle upon its sale or lease by the dealer to the customer.
Total commercial wholesale revenue of our Automotive Finance operations was $908 million, $999 million, and $976 million during the years ended December 31, 2013, 2012, and 2011, respectively.
Commercial Wholesale Financing Volume
The following table summarizes the average balances of our commercial wholesale floorplan finance receivables of new and used vehicles and share of dealer inventory in the United States.

	Average balance			% Share of manufacturer franchise dealer inventory
Year ended December 31, ($ in millions)	2013	2012	2011	2013	2012	2011
GM new vehicles (a)	$15,650	$15,331	$13,407	67	71	78
Chrysler new vehicles (a)	6,885	6,693	6,228	50	58	67
Other non-GM and non-Chrysler new vehicles	2,637	2,230	1,844
Used vehicles	3,044	2,985	2,920
Total commercial wholesale finance receivables	$28,216	$27,239	$24,399

(a)	Share of manufacturer franchise dealer inventory based on a 13 month average of dealer inventory (excludes in-transit units).
Commercial wholesale financing average volume increased during 2013, compared to 2012. Wholesale penetration with GM and Chrysler decreased during 2013 compared to 2012, as a result of increased competition in the wholesale marketplace. The decrease in wholesale penetration during 2013 was more than offset by an increase in commercial wholesale financing average volume, primarily due to growing dealer inventories required to support increasing automotive industry sales.
Other Commercial Automotive Financing
We also provide other forms of commercial financing for the automotive industry including automotive dealer term loans and automotive fleet financing. Automotive dealer term loans are loans that we make to dealers to finance other aspects of the dealership business. These loans are typically secured by real estate and/or other dealership assets, and are typically personally guaranteed by the individual owners of the dealership. Automotive fleet financing credit lines may be obtained by dealers, their affiliates, and other independent companies that are used to purchase vehicles, which they lease or rent to others.
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

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Dealers are assigned a risk rating based on various factors, including capital sufficiency, operating performance, and credit and payment history. The risk rating affects the amount of the line of credit and the ongoing risk management of the account. We monitor the level of borrowing under each dealer's credit line daily. When a dealer's balance exceeds the credit line, we may increase the dealer's credit line, temporarily suspend the granting of additional credit, or take other actions following evaluation and analysis of the dealer's financial condition.
We periodically inspect and verify the existence of dealer vehicle inventories. The timing of these collateral audits varies, and no advance notice is given to the dealer. Among other things, audits are intended to assess dealer compliance with the financing agreement and confirm the status of our collateral.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Insurance Operations
Results of Operations
The following table summarizes the operating results of our Insurance operations excluding discontinued operations for the periods shown. The amounts presented are before the elimination of balances and transactions with our other reportable segments.

Year ended December 31, ($ in millions)	2013	2012	2011	Favorable/ (unfavorable) 2013-2012 % change	Favorable/ (unfavorable) 2012-2011 % change
Insurance premiums and other income
Insurance premiums and service revenue earned	$1,012	$1,055	$1,153	(4)	(8)
Investment income	227	124	220	83	(44)
Other income	14	35	25	(60)	40
Total insurance premiums and other income	1,253	1,214	1,398	3	(13)
Expense
Insurance losses and loss adjustment expenses	405	454	452	11	—
Acquisition and underwriting expense
Compensation and benefits expense	62	61	61	(2)	—
Insurance commissions expense	370	382	431	3	11
Other expenses	162	157	138	(3)	(14)
Total acquisition and underwriting expense	594	600	630	1	5
Total expense	999	1,054	1,082	5	3
Income from continuing operations before income tax (benefit) expense	$254	$160	$316	59	(49)
Total assets	$7,124	$8,439	$8,036	(16)	5
Insurance premiums and service revenue written	$997	$1,061	$1,039	(6)	2
Combined ratio (a)	98.0%	98.3%	93.1%

(a)
Management uses a combined ratio as a primary measure of underwriting profitability. Underwriting profitability is indicated by a combined ratio under 100% and is calculated as the sum of all incurred losses and expenses (excluding interest and income tax expense) divided by the total of premiums and service revenues earned and other fee income.

2013 Compared to 2012
Our Insurance operations earned income from continuing operations before income tax expense of $254 million for the year ended December 31, 2013, compared to $160 million for the year ended December 31, 2012. The increase was primarily attributable to higher realized investment gains partially offset by a reduction in insurance premiums and service revenue earned.
Insurance premiums and service revenue earned was $1.0 billion for the year ended December 31, 2013, compared to $1.1 billion in 2012. The decrease was primarily due to declining U.S. vehicle service contracts written in prior years when the automotive market was depressed.
Investment income totaled $227 million for the year ended December 31, 2013, compared to $124 million in 2012. The increase was primarily due to higher realized investment gains and lower recognition of other-than-temporary impairment on certain equity securities of $20 million in 2013 as compared to $61 million in 2012.
Other income totaled $14 million for the year ended December 31, 2013, compared to $35 million in 2012. The decrease was primarily due to a 2012 gain of $8 million on the sale of our Canadian personal lines business.
Insurance losses and loss adjustment expenses totaled $405 million for the year ended December 31, 2013, compared to $454 million for the year ended December 31, 2012. The decrease was due to the wind-down of the Canadian personal lines portfolio and lower losses in line with earned premium.
2012 Compared to 2011
Our Insurance operations earned income from continuing operations before income tax expense of $160 million for the year ended December 31, 2012, compared to $316 million for the year ended December 31, 2011. The decrease was primarily attributable to lower investment income, lower insurance premiums and service revenue earned from our U.S. vehicle service contracts, and higher weather-related losses, including the effects of Super Storm Sandy.

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
Insurance losses and loss adjustment expenses totaled $454 million for the year ended December 31, 2012, compared to $452 million for the year ended December 31, 2011. The slight increase was driven primarily by higher weather-related losses in the United States on our dealer inventory insurance products, including the effects of Super Storm Sandy, mostly offset by lower frequency experienced in our vehicle service contract business and lower losses matching our decrease in earned premium. Despite the decrease in insurance premiums and service revenue earned, insurance losses and loss adjustment expenses increased primarily due to the impacts of Super Storm Sandy, which further impacted the increase in the combined ratio.
Acquisition and underwriting expense decreased 5% for the year ended December 31, 2012, compared to 2011. The decrease was primarily a result of lower commission expense in our U.S. dealership-related products matching our decrease in earned premiums, partially offset by increased technology expense.
Premium and Service Revenue Written
The following table shows premium and service revenue written by insurance product.

Year ended December 31, ($ in millions)	2013	2012	2011
Vehicle service contracts
New retail	$421	$406	$376
Used retail	509	509	514
Reinsurance	(143)	(119)	(103)
Total vehicle service contracts	787	796	787
Wholesale	157	132	115
Other finance and insurance (a)	53	133	137
Total	$997	$1,061	$1,039

(a)
Other finance and insurance includes GAP coverage, excess wear and tear, wind-down of Canadian personal lines, and other ancillary products. The wind-down of Canadian personal lines was zero for the year ended December 31, 2013 and $58 million and $64 million for the years ended December 31, 2012 and 2011, respectively.

Insurance premiums and service revenue written was $1.0 billion for the year ended December 31, 2013, compared to $1.1 billion in 2012. Insurance premiums and service revenue written decreased due to the wind-down of the Canadian personal lines business. Excluding Canadian Personal Lines, written premium for the year ended December 31, 2013 decreased by $6 million as compared to 2012 due to a decrease in vehicle service contracts as a result of increased reinsurance participation, which is in line with market trends, partially offset by an increase in wholesale due to higher dealer inventory levels. Vehicle service contract revenue is earned over the life of the service contract on a basis proportionate to the anticipated cost pattern. Accordingly, the majority of earnings from vehicle service contracts written during 2013 will be recognized as income in future periods.
Insurance premiums and service revenue written was $1.1 billion for the year ended December 31, 2012, compared to $1.0 billion in 2011. Insurance premiums and service revenue written increased slightly due to higher written premiums in our new retail vehicle service contract and dealer inventory insurance products.
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

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

The following table summarizes the composition of our Insurance operations cash and investment portfolio at fair value.

December 31, ($ in millions)	2013	2012
Cash
Noninterest-bearing cash	$166	$129
Interest-bearing cash	810	488
Total cash	976	617
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	568	1,090
U.S. States and political subdivisions	315	—
Foreign government	288	303
Mortgage-backed	1,102	714
Asset-backed	37	8
Corporate debt	1,069	1,264
Total debt securities	3,379	3,379
Equity securities	940	1,148
Total available-for-sale securities	4,319	4,527
Total cash and securities	$5,295	$5,144

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Mortgage Operations
Results of Operations
The following table summarizes the operating results for our Mortgage operations excluding discontinued operations for the periods shown. The amounts presented are before the elimination of balances and transactions with our other reportable segments.

Year ended December 31, ($ in millions)	2013	2012	2011	Favorable/ (unfavorable) 2013-2012 % change	Favorable/ (unfavorable) 2012-2011 % change
Net financing revenue
Total financing revenue and other interest income	$378	$617	$758	(39)	(19)
Interest expense	302	468	553	35	15
Net financing revenue	76	149	205	(49)	(27)
Servicing fees	68	300	365	(77)	(18)
Servicing asset valuation and hedge activities, net	(213)	(4)	(434)	n/m	99
Total servicing (loss) income, net	(145)	296	(69)	(149)	n/m
Gain on mortgage loans, net	55	375	172	(85)	118
Other income, net of losses	90	488	251	(82)	94
Total other revenue	—	1,159	354	(100)	n/m
Total net revenue	76	1,308	559	(94)	134
Provision for loan losses	13	86	123	85	30
Noninterest expense
Compensation and benefits expense	39	96	74	59	(30)
Representation and warranty expense	104	171	—	39	n/m
Other operating expenses	178	360	270	51	(33)
Total noninterest expense	321	627	344	49	(82)
(Loss) income from continuing operations before income tax (benefit) expense	$(258)	$595	$92	(143)	n/m
Total assets	$8,168	$14,744	$33,906	(45)	(57)
n/m = not meaningful
2013 Compared to 2012
Our Mortgage operations incurred a loss from continuing operations before income tax expense of $258 million for the year ended December 31, 2013, compared to income from continuing operations before income tax expense of $595 million for the year ended December 31, 2012. The decrease was primarily related to our exit of all non-strategic mortgage-related activities, including consumer mortgage-lending production associated with government-sponsored refinancing programs, our warehouse lending operations, and our agency MSRs portfolio.
Net financing revenue was $76 million for the year ended December 31, 2013, compared to $149 million in 2012. The decrease in net financing revenue was primarily due to lower production as a result of the wind-down of our consumer held-for-sale portfolio, run-off of our held-for-investment portfolio, and the shutdown of our warehouse lending operations. The decrease was partially offset by lower interest expense as a result of lower funding costs.
We incurred a net servicing loss of $145 million for the year ended December 31, 2013, compared to net servicing income of $296 million in 2012. The decrease was primarily due to the completed sales of our agency MSRs portfolio to Ocwen and Quicken in the second quarter of 2013, including the valuation of the portfolio in conjunction with the sale and the unwinding of all related derivative activity.
The net gain on mortgage loans decreased $320 million for the year ended December 31, 2013, compared to 2012. The decrease was primarily due to our decision to cease mortgage-lending production through our direct lending channel and lower margins associated with government-sponsored refinancing programs.
Other income, net of losses, was $90 million for the year ended December 31, 2013, compared to $488 million in 2012. The decrease was primarily due to lower fee income and net origination revenue related to decreased consumer mortgage-lending production associated with government-sponsored refinancing programs.
The provision for loan losses was $13 million for the year ended December 31, 2013, compared to $86 million in 2012. The decrease for the year ended December 31, 2013, was primarily due to lower net charge-offs in 2013 due to the continued runoff of legacy mortgage assets and improvements in home prices.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Total noninterest expense decreased 49% for the year ended December 31, 2013, compared to 2012. The decrease was primarily due to our decision to cease consumer mortgage-lending production through our direct lending channel and the broker fee associated with those government-sponsored refinancing programs, and lower representation and warranty expense. Lower representation and warranty expense was primarily due to the establishment of our representation and warranty liability during the second quarter of 2012 resulting from the deconsolidation of ResCap and the subsequent sale of the MSR portfolio in 2013.
2012 Compared to 2011
Our Mortgage operations earned income from continuing operations before income tax expense of $595 million for the year ended December 31, 2012, compared to $92 million for the year ended December 31, 2011. During 2011, we experienced an unfavorable servicing asset valuation, net of hedge, that did not recur in 2012. Additionally, during 2012, we earned higher fee income and net origination revenue related to increased consumer mortgage-lending production associated with government-sponsored refinancing programs, and higher net gains on the sale of mortgage loans. The increase was partially offset by higher representation and warranty expense due to the transfer of liability relating to Ally Bank's sold and serviced loans that had previously been recorded at ResCap, and higher other operating expenses required to establish separate Mortgage processes as a result of the ResCap separation.
Net financing revenue was $149 million for the year ended December 31, 2012, compared to $205 million in 2011. The decrease in net financing revenue was primarily due to lower average yield mix as higher-rate Ally Bank mortgage loans continued to run off. Partially offsetting the decrease was lower interest expense related to lower funding costs.
We earned net servicing income of $296 million for the year ended December 31, 2012, compared to a net servicing loss of $69 million in 2011. The increase was primarily due to the performance of the derivative servicing hedge as compared to a less favorable hedge performance in 2011. The increase was partially offset by lower servicing fees resulting from a lower unpaid principal balance of our MSR portfolio.
The net gain on mortgage loans increased $203 million for the year ended December 31, 2012, compared to 2011. The increase was primarily due to higher consumer mortgage-lending production through our direct lending channel and margins associated with government-sponsored refinancing programs, higher margins on warehouse and correspondent lending due to decreased competition and more selective originations from these channels, and improved market gains on specified pooled loans.
Other income, net of losses, was $488 million for the year ended December 31, 2012, compared to $251 million in 2011. The increase was primarily due to higher fee income and net origination revenue related to increased consumer mortgage-lending production associated with government-sponsored refinancing programs.
The provision for loan losses was $86 million for the year ended December 31, 2012, compared to $123 million in 2011. The decrease for the year ended December 31, 2012, was primarily due to lower net charge-offs in 2012 due to the continued runoff of legacy mortgage assets and improvements in home prices.
Total noninterest expense increased 82% for the year ended December 31, 2012, compared to 2011. The increase was primarily driven by higher representation and warranty expense resulting from the transfer of liability relating to Ally Bank's sold and serviced loans that had previously been recorded at ResCap, and higher compensation and benefits expense due to an increase in functional services provided by ResCap through the shared services agreement.
Mortgage Loan Production and Servicing
Mortgage loan production was $6.8 billion, $32.4 billion, and $56.2 billion for the years ended December 31, 2013, 2012, and 2011, respectively. Loan production decreased $25.6 billion, or 79%, compared to 2012. During 2013, we sold our business lending operations to Walter Investment Management Corp., completed the sales of agency MSRs to Ocwen and Quicken, and exited the correspondent and direct lending channels. Our ongoing Mortgage operations are limited to the management of our held-for-investment mortgage portfolio. In the future, we may purchase mortgage loans as part of our held-for-investment mortgage portfolio.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Corporate and Other
The following table summarizes the activities of Corporate and Other excluding discontinued operations for the periods shown. Corporate and Other primarily consists of our Commercial Finance Group, our centralized corporate treasury activities, such as management of the cash and corporate investment securities portfolios, short- and long-term debt, retail and brokered deposit liabilities, derivative instruments, the amortization of the discount associated with debt issuances and bond exchanges, and the residual impacts of our corporate funds-transfer pricing (FTP) and treasury asset liability management (ALM) activities. Corporate and Other also includes certain equity investments, overhead that was previously allocated to operations that have since been sold or classified as discontinued operations, and reclassifications and eliminations between the reportable operating segments. Our Commercial Finance Group provides senior secured commercial-lending products to primarily U.S.-based middle market companies.

Year ended December 31, ($ in millions)	2013	2012	2011	Favorable/ (unfavorable) 2013-2012 % change	Favorable/ (unfavorable) 2012-2011 % change
Net financing loss
Total financing revenue and other interest income	$298	$157	$195	90	(19)
Interest expense
Original issue discount amortization	262	349	925	25	62
Other interest expense	549	957	943	43	(1)
Total interest expense	811	1,306	1,868	38	30
Net financing loss (a)	(513)	(1,149)	(1,673)	55	31
Other revenue (expense)
Loss on extinguishment of debt	(59)	(148)	(64)	60	(131)
Other gain on investments, net	3	69	84	(96)	(18)
Other income, net of losses	76	22	156	n/m	(86)
Total other revenue (expense)	20	(57)	176	135	(132)
Total net loss	(493)	(1,206)	(1,497)	59	19
Provision for loan losses	(6)	(10)	(51)	(40)	(80)
Noninterest expense
Compensation and benefits expense	468	533	463	12	(15)
Other operating expense (b)	(45)	(99)	9	(55)	n/m
Total noninterest expense	423	434	472	3	8
Loss from continuing operations before income tax (benefit) expense	$(910)	$(1,630)	$(1,918)	44	15
Total assets	$26,563	$30,753	$29,526	(14)	4
n/m = not meaningful

(a)	Refer to the table that follows for further details on the components of net financing loss.

(b)
Includes a reduction of $739 million, $814 million, and $757 million for the years ended December 31, 2013, 2012, and 2011, respectively, related to the allocation of corporate overhead expenses to other segments. The receiving segments record their allocation of corporate overhead expense within other operating expense.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

The following table summarizes the components of net financing losses for Corporate and Other.

At and for the year ended December 31, ($ in millions)	2013	2012	2011
Original issue discount amortization
2008 bond exchange amortization	$(241)	$(320)	$(886)
Other debt issuance discount amortization	(21)	(29)	(39)
Total original issue discount amortization (a)	(262)	(349)	(925)
Net impact of the funds transfer pricing methodology
Unallocated liquidity costs (b)	(318)	(586)	(564)
Funds-transfer pricing / cost of funds mismatch (c)	235	170	42
Unassigned equity costs (d)	(225)	(443)	(315)
Total net impact of the funds transfer pricing methodology	(308)	(859)	(837)
Other (including Commercial Finance Group net financing revenue)	57	59	89
Total net financing losses for Corporate and Other	$(513)	$(1,149)	$(1,673)
Outstanding original issue discount balance	$1,589	$1,840	$2,194

(a)	Amortization is included as interest on long-term debt in the Consolidated Statement of Income.

(b)	Represents the unallocated cost of funding our cash and investment portfolio.

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

(d)	Primarily represents the unassigned cost of maintaining required capital positions for certain of our regulated entities, primarily Ally Bank and Ally Insurance.
The following table presents the scheduled remaining amortization of the original issue discount at December 31, 2013.

Year ended December 31, ($ in millions)	2014	2015	2016	2017	2018	2019 and thereafter (a)	Total
Original issue discount
Outstanding balance	$1,399	$1,340	$1,274	$1,198	$1,107	$—
Total amortization (b)	190	59	65	77	90	1,108	$1,589
2008 bond exchange amortization (c)	166	43	53	66	82	977	1,387

(a)	The maximum annual scheduled amortization for any individual year is $158 million in 2030 of which $152 million is related to 2008 bond exchange amortization.

(b)	The amortization is included as interest on long-term debt on the Consolidated Statement of Income.

(c)	2008 bond exchange amortization is included in total amortization.
2013 Compared to 2012
Loss from continuing operations before income tax expense for Corporate and Other was $910 million for the year ended December 31, 2013, compared to $1.6 billion for the year ended December 31, 2012. Corporate and Other’s loss from continuing operations before income tax expense was driven by net financing losses, which primarily represents original issue discount amortization expense and the net impact of our FTP methodology, which includes the unallocated cost of maintaining our liquidity and investment portfolios.
The improvement in the loss from continuing operations before income tax expense for the year ended December 31, 2013 was primarily due to a decrease in interest expense of $495 million, which was primarily driven by OID amortization expense related to bond maturities and normal monthly amortization; lower funding costs as a result of early repayments of debt, including certain Federal Home Loan Bank debt during the fourth quarter of 2012; and increases in derivative gains. The improvement was partially offset by a decrease in other gain on investments as a result of fewer sales of investments during the year ended December 31, 2013.
Corporate and Other also includes the results of our Commercial Finance Group. Our Commercial Finance Group earned income from continuing operations before income tax expense of $50 million for the year ended December 31, 2013, compared to $48 million for the year ended December 31, 2012.
2012 Compared to 2011
Loss from continuing operations before income tax expense for Corporate and Other was $1.6 billion for the year ended December 31, 2012, compared to $1.9 billion for the year ended December 31, 2011. Corporate and Other’s loss from continuing operations before income tax expense was driven by net financing losses, which primarily represents original issue discount amortization expense and the net impact of our FTP methodology, which includes the unallocated cost of maintaining our liquidity and investment portfolios.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

The improvement in the loss from continuing operations before income tax expense for the year ended December 31, 2012 was primarily due to a decrease in OID amortization expense related bond maturities and normal monthly amortization. Additionally, we incurred no accelerated amortization of OID for the year ended December 31, 2012 compared to $50 million for the year ended December 31, 2011.The improvement was partially offset by the early repayment of certain Federal Home Loan Bank debt to further reduce funding costs, the absence of a $121 million gain on the early settlement of a loss holdback provision related to certain historical automotive whole-loan forward flow agreements recognized during 2011, and an increase in compensation and benefits expense as a result of increased incentive compensation and pension-related expenses. The pension-related expenses resulted from our decision to de-risk our long-term pension liability through lump-sum buyouts and annuity placements for former subsidiaries. Refer to Note 23 to the Consolidated Financial Statements for further detail on these certain pension actions.
Corporate and Other also includes the results of our Commercial Finance Group. Our Commercial Finance Group earned income from continuing operations before income tax expense of $48 million for the year ended December 31, 2012, compared to $141 million for the year ended December 31, 2011. The decrease was primarily related to lower net revenue resulting from a decline in income from servicer advance collections, lower accelerated fee income due to fewer early loan payoffs during 2012, compared to 2011. Additionally, provision expense was less favorable in 2012 due to a greater decline in portfolio-level reserves in 2011 associated with higher recoveries on nonperforming exposures, combined with the runoff of the majority of our higher-risk non-core portfolio.
Cash and Securities
The following table summarizes the composition of the cash and securities portfolio held at fair value by Corporate and Other.

December 31, ($ in millions)	2013	2012
Cash
Noninterest-bearing cash	$1,123	$944
Interest-bearing cash	3,396	5,942
Total cash	4,519	6,886
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	859	1,124
Mortgage-backed	9,718	6,191
Asset-backed	2,183	2,332
Total debt securities	12,760	9,647
Equity securities	4	4
Total available-for-sale securities	12,764	9,651
Total cash and securities	$17,283	$16,537

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Risk Management
Managing the risk/reward trade-off is a fundamental component of operating our businesses. Our risk management program is overseen by the Ally Board of Directors (the Board), various risk committees, the executive leadership team, and our associates. The Board sets the risk appetite across our company while the risk committees, executive leadership team, and our associates identify and monitor potential risks and manage those risks to be within our risk appetite. Ally's primary risks include credit, lease residual, market, operational, insurance/underwriting, and liquidity.

•	Credit risk — The risk of loss arising from an obligor not meeting its contractual obligations to our firm.

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

•	Operational risk — The risk of loss arising from inadequate or failed processes or systems, human factors, or external events.

•	Insurance/Underwriting risk — The risk of loss associated with insured events occurring, the severity of insured events, and the timing of claim payments arising from insured events.

•
Liquidity risk — The risk that our financial condition or overall safety and soundness is adversely affected by an inability, or perceived inability, to meet our financial obligations, and to withstand unforeseen liquidity stress events (see Liquidity Management, Funding, and Regulatory Capital discussion within this MD&A).

While risk oversight is ultimately the responsibility of the Board, our governance structure starts within each line of business, including committees established to oversee risk in their respective areas. The lines of business are responsible for executing on risk strategies, policies, and controls that are fundamentally sound and compliant with enterprise risk management policies and with applicable laws and regulations. The line of business risk committees, which report up to the Risk and Compliance Committee of the Board, monitor the performance within each portfolio and determine whether to amend any risk practices based upon portfolio trends.
In addition, the Enterprise Risk Management and Compliance organizations are accountable for independently identifying, monitoring, measuring, and reporting on our various risks. In addition, they are responsible for designing an effective risk management framework and structure. They are also responsible for monitoring that our risks remain within the tolerances established by the Board, developing and maintaining policies, and implementing risk management methodologies.
All lines of business and enterprise functions are subject to full and unrestricted audits by Audit Services. Audit Services reports to the Audit Committee of the Board, and is primarily responsible for assisting the Audit Committee in fulfilling its governance and oversight responsibilities. Audit Services is granted free and unrestricted access to any and all of our records, physical properties, technologies, management, and employees.
In addition, our Loan Review Group provides an independent assessment of the quality of Ally's credit risk portfolios and credit risk management practices, and all lines of business and corporate functions that create or influence credit risk are subject to full and unrestricted reviews by the Loan Review Group. This group also is granted free and unrestricted access to any and all of our records, physical properties, technologies, management, and employees and reports its findings directly to the Risk and Compliance Committee. The findings of this group help to strengthen our risk management practices and processes throughout the organization.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Loan and Lease Exposure
The following table summarizes the exposures from our loan and lease activities.

December 31, ($ in millions)	2013	2012
Finance receivables and loans
Dealer Financial Services	$90,220	$86,542
Mortgage operations	8,444	9,821
Corporate and Other	1,664	2,692
Total finance receivables and loans	100,328	99,055
Held-for-sale loans
Dealer Financial Services	$—	$—
Mortgage operations	16	2,490
Corporate and Other	19	86
Total held-for-sale loans	35	2,576
Total on-balance sheet loans	$100,363	$101,631
Off-balance sheet securitized loans
Dealer Financial Services	$899	$1,495
Mortgage operations	—	119,384
Corporate and Other	—	—
Total off-balance sheet securitized loans	$899	$120,879
Operating lease assets
Dealer Financial Services	$17,680	$13,550
Mortgage operations	—	—
Corporate and Other	—	—
Total operating lease assets	$17,680	$13,550
Serviced loans and leases
Dealer Financial Services	$111,589	$134,122
Mortgage operations (a)	8,333	130,324
Corporate and Other	1,498	1,344
Total serviced loans and leases	$121,420	$265,790

(a)	Includes primary mortgage loan-servicing portfolio only, which includes on-balance sheet loans of $8.3 billion and $10.9 billion at December 31, 2013 and December 31, 2012, respectively.
The risks inherent in our loan and lease exposures are largely driven by changes in the overall economy, used vehicle and housing price levels, unemployment levels, and their impact to our borrowers. The potential financial statement impact of these exposures varies depending on the accounting classification and future expected disposition strategy. We retain the majority of our automobile loans as they complement our core business model, but we do sell loans from time to time on an opportunistic basis. Historically, we primarily originated mortgage loans with the intent to sell and, as such, retained only a small percentage of the loans that we originated or purchased. Mortgage loans that we did not intend to retain were sold to investors, primarily through securitizations guaranteed by the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac), and the Government National Mortgage Association (Ginnie Mae) (collectively, the Government-sponsored Enterprises, or GSEs). We ultimately manage the associated risks based on the underlying economics of the exposure. During 2013, we sold our business lending operations to Walter Investment Management Corp., completed the sales of agency MSRs to Ocwen and Quicken, and exited the correspondent and direct lending channels. Our ongoing Mortgage operations are limited to the management of our held-for-investment mortgage portfolio.

•
Finance receivables and loans — Loans that we have the intent and ability to hold for the foreseeable future or until maturity, or loans associated with an on-balance sheet securitization classified as secured financing. These loans are recorded at the principal amount outstanding, net of unearned income, premiums and discounts, and allowances. We manage the economic risks of these exposures, including credit risk, by adjusting underwriting standards and risk limits, augmenting our servicing and collection activities (including loan modifications and restructurings), and optimizing our product and geographic concentrations. Additionally, we have elected to account for certain mortgage loans at fair value. Changes in the fair value of these loans are recognized in a valuation allowance separate from the allowance for loan losses and were reflected in current period earnings. We used market-based instruments, such as derivatives, to hedge changes in the fair value of these loans.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

•
Held-for-sale loans — Loans that we do not have the intent and ability to hold for the foreseeable future or until maturity. These loans are recorded on our balance sheet at the lower of cost or estimated fair value and are evaluated by portfolio and product type. Changes in the recorded value are recognized in a valuation allowance and reflected in current period earnings. We manage the economic risks of these exposures, including market and credit risks, in various ways including the use of market-based instruments such as derivatives.

•
Off-balance sheet securitized loans — Loans that we transfer off-balance sheet to nonconsolidated variable interest entities. We primarily report this exposure as cash, servicing rights, or retained interests (if applicable). Similar to finance receivables and loans, we manage the economic risks of these exposures, including credit risk, through activities including servicing and collections.

•
Operating lease assets — The net book value of the automobile assets we lease includes the expected residual values upon remarketing the vehicles at the end of the lease. We are exposed to fluctuations in the expected residual value upon remarketing the vehicle at the end of the lease, and as such at contract inception, we determine the projected residual value based on an internal evaluation of the expected future value. This evaluation is based on a proprietary model, which includes variables such as age, mileage, seasonality, segment factors, vehicle type, economic indicators and production cycle. This internally generated data is compared against third party, independent data for reasonableness. Periodically, we revise the projected value of the lease vehicle at termination based on current market conditions and adjust depreciation expense appropriately over the remaining life of the contract. At termination, our actual sales proceeds from remarketing the vehicle may be higher or lower than the estimated residual value resulting in a gain or loss on remarketing recorded through depreciation expense. The balance sheet reflects both the lease asset as well as any associated rent receivables. The lease rent receivable is a component of other assets. A valuation allowance representing the uncollectible portion of the lease rent receivable is recorded directly against this receivable. The lease asset is reviewed for impairment in accordance with applicable accounting standards.

•
Serviced loans and leases — Loans that we service on behalf of our customers or another financial institution. As such, these loans can be on or off our balance sheet. For our serviced consumer automobile loans, we do not recognize servicing assets or liabilities because we receive a fee that adequately compensates us for the servicing costs. Historically, for our MSRs, we would record an asset (at fair value) based on whether the expected servicing benefits would exceed the expected servicing costs.

Refer to the Critical Accounting Estimates discussion within this MD&A and Note 1 to the Consolidated Financial Statements for further information.
Credit Risk Management
Credit risk is defined as the potential failure to receive payments when due from an obligor in accordance with contractual obligations. Therefore, credit risk is a major source of potential economic loss to us. Credit risk is monitored by enterprise and line of business committees and the Enterprise Risk Management organization. Together they oversee the credit decisioning and management processes, and monitor credit risk exposures to ensure they are managed in a safe-and-sound manner and are within our risk appetite. In addition, our Loan Review Group provides an independent assessment of the quality of our credit portfolios and credit risk management practices, and directly reports its findings to the Risk and Compliance Committee of the Board on a regular basis.
To mitigate risk, we have implemented specific policies and practices across all lines of business, utilizing both qualitative and quantitative analyses, that reflect our commitment to maintain an independent and ongoing assessment of credit risk and credit quality. Our policies require an objective and timely assessment of the overall quality of the consumer and commercial loan and lease portfolios. This includes the identification of relevant trends that affect the collectability of the portfolios, segments of the portfolios that are potential problem areas, loans and leases with potential credit weaknesses, as well as stress testing and the assessment of the adequacy of internal credit risk policies and procedures to monitor compliance with relevant laws and regulations. In addition, we maintain limits and underwriting policies that reflect our risk appetite.
We manage credit risk based on the risk profile of the borrower, the source of repayment, the underlying collateral, and current market conditions. We monitor the credit risk profile of individual borrowers and the aggregate portfolio of borrowers either within a designated geographic region or a particular product or industry segment. We perform ongoing analyses of the consumer automobile, consumer mortgage, and commercial portfolios using a range of indicators to assess the adequacy of the allowance based on historical and current trends. Refer to Note 7 to the Consolidated Financial Statements for additional information.
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
Furthermore, we manage our counterparty credit exposure based on the risk profile of the counterparty. Within our policies, we have established standards and requirements for managing counterparty risk exposures in a safe-and-sound manner. Counterparty credit risk is derived from multiple exposure types, including derivatives, securities trading, securities financing transactions, financial futures, cash

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

balances (e.g., due from depository institutions, restricted accounts, and cash equivalents), and investment in debt securities. For more information on Derivative Counterparty Credit Risk, refer to Note 21 to the Consolidated Financial Statements.
During 2013, the U.S. economy continued to expand. The labor market recovered further during the year, with nonfarm payrolls increasing and the annual unemployment rate falling. Within the U.S. automotive portfolio, encouraging trends include an average annual rate of 15.5 million new light vehicle sales during the year. However, we continue to be cautious with the economic outlook.
On-balance Sheet Portfolio
Our on-balance sheet portfolio includes both finance receivables and loans and held-for-sale loans. At December 31, 2013, this primarily included $90.2 billion of automobile finance receivables and loans and $8.5 billion of mortgage finance receivables and loans. Within our on-balance sheet portfolio, we have elected to account for certain mortgage loans at fair value. The valuation allowance recorded on fair value-elected loans is separate from the allowance for loan losses. Changes in the fair value of loans are classified as gain on mortgage and automotive loans, net, in the Consolidated Statement of Income.
During 2012 and 2013, we further executed on our strategy of discontinuing and selling or liquidating nonstrategic operations. Refer to Note 2 to the Consolidated Financial Statements for additional information.
The following table presents our total on-balance sheet consumer and commercial finance receivables and loans reported at carrying value before allowance for loan losses.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more (b)
December 31, ($ in millions)	2013	2012	2013	2012	2013	2012
Consumer
Finance receivables and loans
Loans at historical cost	$64,860	$63,536	$521	$642	$1	$1
Loans at fair value	1	—	—	—	—	—
Total finance receivables and loans	64,861	63,536	521	642	1	1
Loans held-for-sale	16	2,490	9	25	—	—
Total consumer loans	64,877	66,026	530	667	1	1
Commercial
Finance receivables and loans at historical cost	35,467	35,519	204	216	—	—
Loans held-for-sale	19	86	—	—	—	—
Total commercial loans	35,486	35,605	204	216	—	—
Total on-balance sheet loans	$100,363	$101,631	$734	$883	$1	$1

(a)	Includes nonaccrual troubled debt restructured loans (TDRs) of $312 million and $419 million at December 31, 2013, and December 31, 2012, respectively.

(b)
Generally, loans that are 90 days past due and still accruing represent loans with government guarantees. There were no troubled debt restructured loans classified as 90 days past due and still accruing at December 31, 2013 and December 31, 2012.

Total on-balance sheet loans outstanding at December 31, 2013, decreased $1.3 billion to $100.4 billion from December 31, 2012, reflecting a decrease of $1.1 billion in the consumer portfolio and a decrease of $119 million in the commercial portfolio. The decrease in consumer on-balance sheet loans was primarily driven by our decisions to exit the direct lending and correspondent lending channels, partially offset by automobile originations, which outpaced portfolio runoff. The decrease in commercial on-balance sheet loans outstanding was primarily driven by the payoff of ResCap’s debtor-in-possession financing.
The total TDRs outstanding at December 31, 2013, increased $83 million to $1.3 billion from December 31, 2012, primarily due to our loss mitigation efforts on commercial and consumer loans including continued foreclosure prevention and participation in a variety of government-sponsored refinancing programs. Refer to Note 7 to the Consolidated Financial Statements for additional information.
Total nonperforming loans at December 31, 2013, decreased $149 million to $734 million from December 31, 2012, reflecting a decrease of $137 million of consumer nonperforming loans and a decrease of $12 million of commercial nonperforming loans. The decrease in total nonperforming loans from December 31, 2012, was driven, in part, by the improved performance of remaining consumer mortgage loans as lower quality legacy loans continued to runoff. Nonperforming loans include finance receivables and loans on nonaccrual status when the principal or interest has been delinquent for 90 days or when full collection is determined not to be probable. Refer to Note 1 to the Consolidated Financial Statements for additional information.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

The following table includes consumer and commercial net charge-offs from finance receivables and loans at historical cost and related ratios reported at carrying value before allowance for loan losses.

	Net charge-offs (recoveries)		Net charge-off ratios (a)
Year ended December 31, ($ in millions)	2013	2012 (b)	2013	2012
Consumer
Finance receivables and loans at historical cost	$477	$507	0.7%	0.7%
Commercial
Finance receivables and loans at historical cost	(5)	(33)	—	(0.1)
Total finance receivables and loans at historical cost	$472	$474	0.5%	0.4%

(a)
Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the year for each loan category.

(b)	Includes $102 million of international consumer net charge-offs and $30 million of international commercial recoveries.
Net charge-offs were $472 million for the year ended December 31, 2013, compared to $474 million for the year ended December 31, 2012. The decrease in the consumer portfolio during the year ended December 31, 2013 was driven by continued improved performance of mortgage assets and improvements in home prices. The change in the commercial portfolio during the year ended December 31, 2013 was largely due to recoveries in 2012 that did not repeat in 2013. Loans held-for-sale are accounted for at the lower-of-cost or fair value and, therefore, we do not record charge-offs.
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
Consumer Credit Portfolio
Our consumer portfolio primarily consists of automobile loans, first mortgages, and home equity loans. Loan losses in our consumer portfolio are influenced by general business and economic conditions including unemployment rates, bankruptcy filings, and home and used vehicle prices. Additionally, our consumer credit exposure is significantly concentrated in automobile lending (largely through GM and Chrysler dealerships). Due to our subvention relationships, we have been able to mitigate some interest income exposure to certain consumer defaults by receiving a rate support payment directly from the automotive manufacturers at origination.
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
During the year ended December 31, 2013, the credit performance of the consumer portfolio remained strong and reflects the continued execution of our underwriting strategy to prudently expand our originations of consumer automotive assets across a broader credit spectrum. For information on our consumer credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

The following table includes consumer finance receivables and loans recorded at historical cost reported at carrying value before allowance for loan losses.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more (b)
December 31, ($ in millions)	2013	2012	2013	2012	2013	2012
Consumer automobile (c)	$56,417	$53,715	$329	$260	$—	$—
Consumer mortgage	8,443	9,821	192	382	1	1
Total consumer finance receivables and loans	$64,860	$63,536	$521	$642	$1	$1

(a)	Includes nonaccrual troubled debt restructured loans of $237 million and $373 million at December 31, 2013, and December 31, 2012, respectively.

(b)	There were no troubled debt restructured loans classified as 90 days past due and still accruing at December 31, 2013 and December 31, 2012.

(c)	Includes $1 million of fair value adjustment for loans in hedge accounting relationships at December 31, 2013. Refer to Note 21 to the Consolidated Financial Statements for additional information.
Total consumer outstanding finance receivables and loans increased $1.3 billion at December 31, 2013, compared with December 31, 2012. This increase was related to our U.S. automobile consumer loan originations which outpaced portfolio runoff. Additionally, we continued to prudently expand our used and nonprime originations as a percent of our total originations.
Total consumer nonperforming finance receivables and loans at December 31, 2013, decreased $121 million to $521 million from December 31, 2012, reflecting a decrease of $190 million of consumer mortgage nonperforming finance receivables and loans and an increase of $69 million of consumer automobile nonperforming finance receivables and loans. Consumer mortgage nonperforming finance receivables and loans decreased due to the improved performance of remaining loans. Consumer automobile nonperforming finance receivables and loans increased primarily due to the change in our portfolio mix as we continued the execution of our underwriting strategy to prudently expand our originations across a broader credit spectrum, including used and nonprime, as well as seasoning of the portfolio. Refer to Note 7 to the Consolidated Financial Statements for additional information. Total consumer nonperforming finance receivables and loans as a percentage of total outstanding consumer finance receivables and loans were 0.8% and 1.0% at December 31, 2013 and December 31, 2012, respectively.
Consumer domestic automotive loans accruing and past due 30 days or more increased $252 million to $1.3 billion at December 31, 2013, compared with December 31, 2012. The increase is predominantly due to the change in our portfolio mix as we continued the execution of our underwriting strategy to prudently expand our originations across a broader credit spectrum, including used and nonprime.
The following table includes consumer net charge-offs from finance receivables and loans at historical cost and related ratios reported at carrying value before allowance for loan losses.

	Net charge-offs		Net charge-off ratios (a)
Year ended December 31, ($ in millions)	2013	2012 (b)	2013	2012
Consumer automobile	$402	$369	0.7%	0.5%
Consumer mortgage	75	138	0.8	1.4
Total consumer finance receivables and loans	$477	$507	0.7%	0.7%

(a)
Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the year for each loan category.

(b)	Includes $102 million of international consumer automobile net charge-offs.
Our net charge-offs from total consumer automobile finance receivables and loans were $402 million for the year ended December 31, 2013, compared to $369 million for the year ended December 31, 2012. The increase was driven primarily by the change in our U.S. portfolio mix as we continued the execution of our underwriting strategy to prudently expand our originations across a broader credit spectrum, including used and nonprime, seasoning of the portfolio, and higher outstandings. This increase was partially offset by the inclusion of international net charge-offs during the year ended December 31, 2012 prior to the reclassification of the international automotive finance business to discontinued operations.
Our net charge-offs from total consumer mortgage receivables and loans were $75 million for the year ended December 31, 2013, compared to $138 million in 2012. The decrease was driven by continued improved performance of mortgage assets and improvements in home prices.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

The following table summarizes the unpaid principal balance of total consumer loan originations for the periods shown. Total consumer loan originations include loans classified as finance receivables and loans and loans held-for-sale during the period.

Year ended December 31, ($ in millions)	2013	2012 (a)
Consumer automobile	$26,739	$40,004
Consumer mortgage	6,804	32,465
Total consumer loan originations	$33,543	$72,469
(a)    Includes $9.7 billion of international consumer automobile originations.
Total automobile-originated loans decreased $13.3 billion for the year ended December 31, 2013, compared to 2012. The decrease was primarily due to the reclassification of our international automotive finance business to discontinued operations at the end of 2012 as well as lower new vehicle originations as a result of more competition within the automotive finance market. Total mortgage-originated loans decreased $25.7 billion for the year ended December 31, 2013. The decline in loan production was driven by our strategic exit from the direct lending channel and our decision announced on April 17, 2013 to exit the correspondent lending channel.
Consumer loan originations retained on-balance sheet as held-for-investment were $27.5 billion at December 31, 2013, compared to $42.2 billion at December 31, 2012. The decrease was primarily due to the reclassification of our international automotive finance business to discontinued operations at the end of 2012 as well as lower new vehicle originations as a result of more competition within the automotive finance market.
The following table shows the percentage of total consumer finance receivables and loans recorded at historical cost reported at carrying value before allowance for loan losses by geographic region. Total automobile loans were $56.4 billion and $53.7 billion at December 31, 2013, and December 31, 2012, respectively. Total mortgage and home equity loans were $8.4 billion and $9.8 billion at December 31, 2013, and December 31, 2012, respectively.

	2013 (a)		2012
December 31,	Automobile	1st Mortgage and home equity	Automobile	1st Mortgage and home equity
Texas	13.2%	5.8%	12.9%	5.8%
California	5.8	29.5	5.6	29.2
Florida	7.0	3.6	6.7	3.6
Pennsylvania	5.3	1.7	5.2	1.6
Illinois	4.4	4.4	4.3	4.8
Michigan	4.4	3.9	5.0	4.1
New York	4.3	1.9	4.6	2.0
Georgia	4.0	2.1	3.7	1.9
Ohio	4.0	0.7	4.0	0.8
North Carolina	3.4	1.9	3.3	2.0
Other United States	44.2	44.5	44.7	44.2
Total consumer loans	100.0%	100.0%	100.0%	100.0%

(a)	Presentation is in descending order as a percentage of total consumer finance receivables and loans at December 31, 2013.
We monitor our consumer loan portfolio for concentration risk across the geographies in which we lend. The highest concentrations of loans in the United States are in Texas and California, which represented an aggregate of 21.1% and 21.0% of our total outstanding consumer finance receivables and loans at December 31, 2013, and December 31, 2012, respectively.
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
Repossessed assets in our Automotive Finance operations at December 31, 2013, increased $39 million to $101 million from December 31, 2012. Foreclosed mortgage assets at December 31, 2013, increased $4 million to $10 million from December 31, 2012.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Commercial Credit Portfolio
Our commercial portfolio consists primarily of automotive loans (wholesale floorplan, dealer term loans including real estate loans, and automotive fleet financing), and some commercial finance loans. Wholesale floorplan loans are secured by the vehicles financed (and all other vehicle inventory), which provide strong collateral protection in the event of dealership default. Additional collateral (e.g., blanket lien over all dealership assets) and/or other credit enhancements (e.g., personal guarantees from dealership owners) are oftentimes obtained to further manage credit risk. Furthermore, Ally benefits from the automotive manufacturer repurchase arrangements, which serve as an additional layer of protection in the event of repossession of dealership inventory and/or dealership franchise termination.
Within our commercial portfolio, we utilize an internal credit risk rating system that is fundamental to managing credit risk exposure consistently across various types of commercial borrowers and captures critical risk factors for each borrower. The ratings are used for many areas of credit risk management, such as loan origination, portfolio risk monitoring, management reporting, and loan loss reserves analyses. Therefore, the rating system is critical to an effective and consistent credit risk management framework.
During the year ended December 31, 2013, the credit performance of the commercial portfolio remained strong as nonperforming finance receivables and loans and net charge-offs remained stable. For information on our commercial credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements.
The following table includes total commercial finance receivables and loans reported at carrying value before allowance for loan losses.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more (b)
December 31, ($ in millions)	2013	2012	2013	2012	2013	2012
Commercial and industrial
Automobile	$30,948	$30,270	$116	$146	$—	$—
Mortgage	—	—	—	—	—	—
Other (c)	1,664	2,697	74	33	—	—
Commercial real estate - Automobile	2,855	2,552	14	37	—	—
Total commercial finance receivables and loans	$35,467	$35,519	$204	$216	$—	$—

(a)	Includes nonaccrual troubled debt restructured loans of $75 million and $29 million at December 31, 2013, and December 31, 2012, respectively.

(b)	There were no troubled debt restructured loans classified as 90 days past due and still accruing at December 31, 2013 and December 31, 2012.

(c)	Other commercial primarily includes senior secured commercial lending.
Total commercial finance receivables and loans outstanding decreased $52 million to $35.5 billion at December 31, 2013, from December 31, 2012. The commercial and industrial outstandings decreased $355 million primarily due to the June 2013 payoff of ResCap's $1.3 billion debtor-in-possession financing partially offset by the increase in the dealer inventories required to support increasing automotive industry sales.
Total commercial nonperforming finance receivables and loans were $204 million at December 31, 2013, a decrease of $12 million compared to December 31, 2012. Total commercial nonperforming finance receivables and loans as a percentage of outstanding commercial finance receivables and loans remained flat at 0.6% as of December 31, 2013 and December 31, 2012.
The following table includes total commercial net charge-offs from finance receivables and loans at historical cost and related ratios reported at carrying value before allowance for loan losses.

	Net charge-offs (recoveries)		Net charge-off ratios (a)
Year ended December 31, ($ in millions)	2013	2012	2013	2012
Commercial and industrial
Automobile	$—	$—	—%	—%
Mortgage	—	(1)	—	(0.1)
Other	(7)	(31)	(0.3)	(1.5)
Commercial real estate - Automobile	2	(1)	0.1	—
Total commercial finance receivables and loans	$(5)	$(33)	—%	(0.1)%

(a)
Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the year for each loan category.

Our net charge-offs from commercial finance receivables and loans resulted in recoveries of $5 million for the year ended December 31, 2013, compared to recoveries of $33 million in 2012. The change in net charge-offs was largely driven by strong recoveries in certain wind-down portfolios during the year ended December 31, 2012 that did not repeat in 2013.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Commercial Real Estate
The commercial real estate portfolio consists of finance receivables and loans issued primarily to automotive dealers. Commercial real estate finance receivables and loans were $2.9 billion and $2.6 billion at December 31, 2013, and December 31, 2012, respectively.
The following table presents the percentage of total commercial real estate finance receivables and loans by geographic region. These finance receivables and loans are reported at carrying value before allowance for loan losses.

December 31,	2013	2012
Geographic region
Texas	13.2%	13.0%
Florida	12.6	11.7
Michigan	11.6	12.6
California	9.2	9.3
New York	4.5	4.9
North Carolina	4.1	3.9
Virginia	3.8	3.9
Pennsylvania	3.3	3.3
Georgia	3.1	3.0
Illinois	2.5	1.8
Other United States	32.1	32.6
Total commercial real estate finance receivables and loans	100.0%	100.0%
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

December 31,	2013	2012
Industry
Automotive	91.4%	85.7%
Electronics	3.4	1.2
Services	2.5	4.9
Other	2.7	8.2
Total commercial criticized finance receivables and loans	100.0%	100.0%
Total criticized exposures increased $431 million to $2.1 billion at December 31, 2013 from December 31, 2012, primarily due to the reclassification of a small number of commercial loans within the overall stable commercial portfolio.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Selected Loan Maturity and Sensitivity Data
The table below shows the commercial finance receivables and loans portfolio and the distribution between fixed and floating interest rates based on the stated terms of the commercial loan agreements. This portfolio is reported at carrying value before allowance for loan losses.

December 31, 2013 ($ in millions)	Within 1 year (a)	1-5 years	After 5 years	Total (b)
Commercial and industrial	$30,442	$2,053	$117	$32,612
Commercial real estate	82	2,082	691	2,855
Total commercial finance receivables and loans	$30,524	$4,135	$808	$35,467
Loans at fixed interest rates		$1,919	$649
Loans at variable interest rates		2,216	159
Total commercial finance receivables and loans		$4,135	$808

(a)	Includes loans (e.g., floorplan) with revolving terms.

(b)	Loan maturities are based on the remaining maturities under contractual terms.
Allowance for Loan Losses
The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans.

($ in millions)	Consumer automobile	Consumer mortgage	Total consumer	Commercial	Total
Allowance at January 1, 2013	$575	$452	$1,027	$143	$1,170
Charge-offs	(639)	(93)	(732)	(5)	(737)
Recoveries	237	18	255	10	265
Net charge-offs	(402)	(75)	(477)	5	(472)
Provision for loan losses	490	13	503	(2)	501
Other	10	(1)	9	—	9
Allowance at December 31, 2013	$673	$389	$1,062	$146	$1,208
Allowance for loan losses to finance receivables and loans outstanding at December 31, 2013 (a)	1.2%	4.6%	1.6%	0.4%	1.2%
Net charge-offs to average finance receivables and loans outstanding at December 31, 2013 (a)	0.7%	0.8%	0.7%	—%	0.5%
Allowance for loan losses to total nonperforming finance receivables and loans at December 31, 2013 (a)	204.4%	203.1%	203.9%	71.6%	166.6%
Ratio of allowance for loans losses to net charge-offs at December 31, 2013	1.7	5.2	2.2	(27.1)	2.6

(a)
Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the unpaid principal balance, net of premiums and discounts.

The allowance for consumer loan losses at December 31, 2013, increased $35 million compared to December 31, 2012. The increase was primarily due to increases in the allowance for consumer automotive assets due to the continued execution of our underwriting strategy to prudently expand our originations of consumer automotive assets across a broader credit spectrum, and the growth in our U.S. automotive consumer portfolio. The increase was partially offset by continued improved performance of mortgage assets.
The allowance for commercial loan losses increased $3 million at December 31, 2013, compared to December 31, 2012, primarily related to the higher automotive assets during 2013.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

($ in millions)	Consumer automobile	Consumer mortgage	Total consumer	Commercial	Total
Allowance at January 1, 2012	$766	$516	$1,282	$221	$1,503
Charge-offs	(616)	(149)	(765)	(11)	(776)
Recoveries	247	11	258	44	302
Net charge-offs	(369)	(138)	(507)	33	(474)
Provision for loan losses	257	86	343	(14)	329
Other (a)	(79)	(12)	(91)	(97)	(188)
Allowance at December 31, 2012	$575	$452	$1,027	$143	$1,170
Allowance for loan losses to finance receivables and loans outstanding at December 31, 2012 (b)	1.1%	4.6%	1.6%	0.4%	1.2%
Net charge-offs to average finance receivables and loans outstanding at December 31, 2012 (b)	0.5%	1.4%	0.7%	(0.1)%	0.4%
Allowance for loan losses to total nonperforming finance receivables and loans at December 31, 2012 (b)	221.3%	118.0%	159.8%	66.4%	136.3%
Ratio of allowance for loans losses to net charge-offs at December 31, 2012	1.6	3.3	2.0	(4.3)	2.5

(a)	Includes provision for loan losses relating to discontinued operations of $65 million.

(b)
Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the unpaid principal balance, net of premiums and discounts.

The allowance for consumer loan losses was $1.0 billion at December 31, 2012, compared to $1.3 billion at December 31, 2011. The decline reflected the reclassification of the foreign Automotive Finance operations to discontinued operations and the runoff of legacy portfolios, which was partially offset by an increase in loans outstanding.
The allowance for commercial loan losses was $143 million at December 31, 2012, compared to $221 million at December 31, 2011. The decline was primarily related to improvement in dealer performance and continued wind-down of non-core commercial assets.
Allowance for Loan Losses by Type
The following table summarizes the allocation of the allowance for loan losses by product type.

	2013			2012
December 31, ($ in millions)	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of allowance for loan losses	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of allowance for loan losses
Consumer
Consumer automobile	$673	1.2%	55.7%	$575	1.1%	49.2%
Consumer Mortgage	389	4.6	32.2	452	4.6	38.6
Total consumer loans	1,062	1.6	87.9	1,027	1.6	87.8
Commercial
Commercial and industrial
Automobile	67	0.2	5.6	55	0.2	4.7
Mortgage	—	—	—	—	—	—
Other	50	3.0	4.1	48	1.8	4.1
Commercial real estate - Automobile	29	1.0	2.4	40	1.6	3.4
Total commercial loans	146	0.4	12.1	143	0.4	12.2
Total allowance for loan losses	$1,208	1.2	100.0%	$1,170	1.2	100.0%

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Provision for Loan Losses
The following table summarizes the provision for loan losses by product type.

Year ended December 31, ($ in millions)	2013	2012	2011
Consumer
Consumer automobile	$490	$257	$102
Consumer mortgage	13	86	126
Total consumer loans	503	343	228
Commercial
Commercial and industrial
Automobile	11	(3)	(3)
Mortgage	—	(1)	(3)
Other	(6)	(10)	(51)
Commercial real estate - Automobile	(7)	—	(10)
Total commercial loans	(2)	(14)	(67)
Total provision for loan losses	$501	$329	$161
The provision for consumer loan losses increased $160 million for the year ended December 31, 2013, compared to 2012. The increase was primarily due to the continued execution of our underwriting strategy to prudently expand our originations of consumer automotive assets across a broader credit spectrum, which was significantly narrowed during the most recent economic recession, and the growth in our U.S. automotive consumer portfolio.
Provision for commercial loan losses were credits of $2 million for the year ended December 31, 2013, compared to credits of $14 million in 2012. Fewer recoveries and allowance releases from legacy businesses drove a lower credit for the year ended December 31, 2013.
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

•
Residual value projections — At contract inception, we determine the projected residual value based on an internal evaluation of the expected future value. This evaluation is based on a proprietary model, which includes variables such as age, mileage, seasonality, segment factors, vehicle type, economic indicators and production cycle. This internally generated data is compared against third party, independent data for reasonableness. Periodically, we revise the projected value of the lease vehicle at termination based on current market conditions and adjust depreciation expense appropriately over the remaining life of the contract. At termination, our actual sales proceeds from remarketing the vehicle may be higher or lower than the estimated residual value resulting in a gain or loss on remarketing recorded through depreciation expense.

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

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

The following table summarizes the volume of Ally lease terminations in the United States over recent periods. It also summarizes the average sales proceeds on 24-, 36-, and 48-month scheduled lease terminations for those same periods.

Year ended December 31,	2013	2012	2011
Off-lease vehicles remarketed (in units)	148,587	63,435	248,934
Average sales proceeds on scheduled lease terminations ($ per unit)
24-month (a)	$22,228	$23,133	n/m
36-month (b)	17,660	17,434	$20,239
48-month	16,613	17,144	15,720
n/m = not meaningful

(a)	During 2011, 24-month lease terminations were not materially sufficient to create a historical comparison due to our temporary curtailment of leasing beginning in late 2008.

(b)	The majority of our outstanding consumer lease portfolio is comprised of 36-month leases.
The number of off-lease vehicles remarketed in 2013 more than doubled the historically low terminations in 2012. The decline in 2012 was the result of our temporary curtailment of lease originations beginning in late 2008. In late 2009, we began originating leases in material volume again, a primary driver of higher terminations in 2013. For information on our Investment in Operating Leases, refer to Note 8 to the Consolidated Financial Statements.
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
We are also exposed to some foreign-currency risk arising from foreign-currency denominated assets and liabilities. We enter into hedges to mitigate foreign exchange risk.
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

December 31, ($ in millions)	2013	2012
Financial instruments exposed to changes in:
Interest rates
Estimated fair value	(a)	(a)
Effect of 10% adverse change in rates	(a)	(a)
Foreign-currency exchange rates
Estimated fair value	$588	$2,791
Effect of 10% adverse change in rates	(23)	(279)
Equity prices
Estimated fair value	$938	$1,152
Effect of 10% decrease in prices	(90)	(115)

(a)	Refer to the next section titled Net Interest Income Sensitivity Analysis for information on the interest rate sensitivity of our financial instruments.
The fair value of our foreign currency exchange-rate sensitive financial instruments decreased during the year ended December 31, 2013, compared to 2012, due to decreases in finance receivables and loans. This decreased foreign-currency exchange rate exposure drove our decreased sensitivity to a 10% adverse change in rates. The decrease in the fair value of our equity-sensitive financial instruments was due to a lower equity investment balance compared to prior year. This change in equity exposure drove our decreased sensitivity to a 10% decrease in equity prices.
Net Interest Income Sensitivity Analysis
We use net interest income sensitivity analysis as our primary metric to measure and manage the interest rate sensitivities of our financial instruments. Interest rate risk represents the most significant market risk to our exposures. We actively monitor the level of exposure so that movements in interest rates do not adversely affect future earnings.
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
Our twelve-month pretax net interest income sensitivity based on the forward-curve was as follows.

Year ended December 31, ($ in millions)	2013	2012
Parallel rate shifts
-100 basis points	$53	$(7)
+100 basis points	(127)	(46)
+200 basis points	(176)	48
The positive change in net interest income in the -100 basis points scenario in the 2013 analysis is mainly due to declines in deposit interest expense and market-based funding. The impact of downward shocks is somewhat muted by the current low interest rate environment which limits absolute declines in short term rates in a shock scenario. The adverse change in net interest income in the upward shock scenarios is mainly due to increased interest expense on rate sensitive liabilities as well as rate index floors on certain commercial loans that limit interest income increases until the related rate index rises above the level of the floor. Compared to 2012, the increased impact of +100 and +200 basis point scenarios is largely driven by increased rate sensitive liabilities and a steeper yield curve.
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

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

To monitor and control such risk, we maintain a system of policies and a control framework designed to provide a sound and well-controlled operational environment. This framework employs practices and tools designed to maintain risk governance, risk and control assessment and testing, risk monitoring, and transparency through risk reporting mechanisms. The goal is to maintain operational risk at appropriate levels based on our financial strength, the characteristics of the businesses and the markets in which we operate, and the related competitive and regulatory environment.
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
In some instances, reinsurance is used to reduce the risk associated with volatile businesses, such as catastrophe risk in U.S. dealer vehicle inventory insurance. Our dealer vehicle inventory insurance products are covered by traditional property catastrophe excess of loss protection, as well as aggregate stop loss protection, both of which include catastrophe coverage for hurricane events. In addition, loss control techniques, such as hail nets or storm path monitoring to assist dealers in preparing for severe weather, help to mitigate loss potential.
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
The Asset-Liability Committee (ALCO) is chaired by the Corporate Treasurer and is responsible for monitoring Ally's liquidity position, funding strategies and plans, contingency funding plans, and counterparty credit exposure arising from financial transactions. Corporate Treasury is responsible for managing the liquidity positions of Ally within prudent operating guidelines and targets approved by ALCO and the Risk and Compliance Committee of the Ally Financial Board of Directors. We manage liquidity risk at the parent company, Ally Bank, and consolidated levels. The parent company and Ally Bank prepare periodic forecasts depicting anticipated funding needs and sources of funds with oversight and monitoring by the Liquidity Risk group within Corporate Treasury. Corporate Treasury executes our funding strategies and manages liquidity under baseline economic projections as well as more severe economic stressed environments.
We use multiple measures to frame the level of liquidity risk, manage the liquidity position, or identify related trends such as early warning indicators. These measures include coverage ratios that measure the sufficiency of the liquidity portfolio and stability ratios that measure longer-term structural liquidity. In addition, we have established internal management routines designed to review all aspects of liquidity and funding plans, evaluate the adequacy of liquidity buffers, review stress testing results, and assist senior management in the execution of its structured strategy and risk management accountabilities.
We maintain available liquidity in the form of cash, unencumbered highly liquid securities, and available credit facility capacity that, taken together, allows us to operate and to meet our contractual and contingent obligations in the event of market-wide disruptions and enterprise-specific events. We maintain available liquidity at various entities and consider regulatory restrictions and tax implications that may limit our ability to transfer funds across entities. At December 31, 2013, we maintained $13.3 billion of total available parent company liquidity and $5.9 billion of total available liquidity at Ally Bank. Parent company liquidity is defined as our consolidated operations less Ally Bank and the regulated subsidiaries of Ally Insurance's holding company. Absolute levels of liquidity decreased as a result of liability and equity management transactions. To optimize cash and secured facility capacity between entities, the parent company lends cash to Ally Bank on occasion under an intercompany loan agreement. At December 31, 2013, $0.6 billion was outstanding under the intercompany loan agreement. Amounts outstanding are repayable to the parent company upon demand, subject to five days notice. As a result, this amount is included in the parent company available liquidity and excluded from the available liquidity at Ally Bank.
Regulatory Liquidity Developments
In December 2010, the Basel Committee on Banking Supervision (Basel Committee) issued “Basel III: International framework for liquidity risk measurement, standards and monitoring”, which included two minimum quantitative liquidity standards. The first standard is the Liquidity Coverage Ratio (LCR). The LCR is the ratio of a bank's unencumbered high-quality liquid assets to its total net cash outflows over a 30 calendar-day time horizon under a standardized liquidity stress scenario specified by supervisors. The second standard is the Net Stable Funding Ratio (NSFR). The NSFR is structured to ensure that long term assets are funded with at least a minimum amount of stable liabilities in relation to their liquidity risk profiles. In January 2013, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee, unanimously endorsed amendments to the LCR announced in December 2010. In January 2014, the Basel Committee issued final standards for banks' LCR related public disclosures and proposed revisions to the NSFR.
In November 2013, the Office of the Comptroller of the Currency, Board of Governors of the Federal Reserve (FRB), and Federal Deposit Insurance Corporation issued a proposal titled “Liquidity Coverage Ratio: Liquidity Risk Measurement, Standards, and Monitoring; Proposed Rule” (Proposed Rule). The purpose of the Proposed Rule is to seek comment on the implementation of a quantitative liquidity standard that is broadly consistent with, but is in certain respects more stringent than, the LCR standard established by the Basel Committee. The Proposed Rule would apply a U.S. version of the LCR to all internationally active banking organizations, generally, bank holding companies, certain savings and loan holding companies, and depository institutions with more than $250 billion in total assets or more than $10 billion in on balance sheet foreign exposure.
As part of the Proposed Rule, the FRB, on its own, also proposed a modified LCR (MLCR) standard that is based on a 21-calendar day standardized supervisory liquidity stress scenario for bank holding companies and savings and loan holding companies without significant insurance or commercial operations that have $50 billion or more in total consolidated assets. Because Ally’s total consolidated assets are less

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

than $250 billion but greater than $50 billion, and because it has immaterial foreign exposure, Ally is expected to be subject to the requirements of the MLCR.
The Proposed Rule targets a January 1, 2015 effectiveness date, subject to a transition period (phased-in implementation with a minimum ratio of 80% in 2015, 90% in 2016 and 100% in 2017 and beyond). The Basel Committee has targeted a 2018 effective date for the NSFR. We will continue to monitor the potential impacts of both the Proposed Rule and anticipated NSFR, and expect to be able to meet the final requirements of each.
Funding Strategy
Liquidity and ongoing profitability are largely dependent on our timely and cost-effective access to retail deposits and funding in different segments of the capital markets. Our funding strategy largely focuses on the development of diversified funding sources across a broad investor base to meet all our liquidity needs throughout different market cycles, including periods of financial distress. These funding sources include capital market based unsecured debt, unsecured retail term notes, public and private asset-backed securitizations, committed credit facilities, brokered deposits, and retail deposits. We also supplement these sources with a modest amount of short-term borrowings, including Demand Notes, bank loans, and repurchase arrangements. The diversity of our funding sources enhances funding flexibility, limits dependence on any one source, and results in a more cost-effective funding strategy over the long term. We evaluate funding markets on an ongoing basis to achieve an appropriate balance of unsecured and secured funding sources and the maturity profiles of both. In addition, we further distinguish our funding strategy between Ally Bank funding and parent company (nonbank) funding.
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
Since 2009, we have been directing asset originations in the United States to Ally Bank in order to reduce and minimize our parent company exposures and funding requirements and to utilize our growing consumer deposit-taking capabilities. This has allowed us to use bank funding for a wider array of our automotive finance assets and to provide a sustainable long-term funding channel for the business, while also improving the cost of funds for the enterprise.
Ally Bank
Ally Bank raises deposits directly from customers through the direct banking channel via the internet, over the telephone, and through mobile applications. These deposits provide our Automotive Finance and Mortgage operations with a stable and low-cost funding source. At December 31, 2013, Ally Bank had $52.9 billion of total external deposits, including $43.2 billion of retail deposits.
At December 31, 2013, Ally Bank maintained cash liquidity of $2.3 billion and unencumbered highly liquid U.S. federal government and U.S. agency securities of $3.9 billion. In addition, at December 31, 2013, Ally Bank had unused capacity in committed secured funding facilities of $0.3 billion. Our ability to access unused capacity depends on having eligible assets to collateralize the incremental funding and, in some instances, the execution of interest rate hedges. To optimize cash and secured facility capacity between entities, the parent company lends cash to Ally Bank on occasion under an intercompany loan agreement. Amounts outstanding on this loan are repayable to the parent company upon demand, subject to five days notice. Ally Bank has total available liquidity of $5.9 billion at December 31, 2013, excluding the intercompany loan of $0.6 billion.
Maximizing bank funding continues to be a key part of our long-term liquidity strategy. We have made significant progress in migrating asset originations to Ally Bank and growing our retail deposit base since becoming a bank holding company in December 2008. Retail deposit growth is key to further reducing our cost of funds and decreasing our reliance on the capital markets. We believe deposits provide a stable, low-cost source of funds that are less sensitive to interest rate changes, market volatility, or changes in our credit ratings when compared to other funding sources. We have continued to expand our deposit gathering efforts through our direct and indirect marketing channels. Current retail product offerings consist of a variety of products including certificates of deposits (CDs), savings accounts, money market accounts, IRA deposit products, as well as an interest checking product. In addition, we utilize brokered deposits, which are obtained through third-party intermediaries. During 2013, the deposit base at Ally Bank grew $6.0 billion, ending the year at $52.9 billion from $46.9 billion at December 31, 2012. The growth in deposits has been primarily attributable to our retail deposit portfolio, particularly within our savings and money market checking accounts, and our CDs, partially offset by a decline in our mortgage escrow accounts related to the disposition of Ally Bank's MSR assets. Strong retention rates continue to materially contribute to our growth in retail deposits. In the fourth quarter of 2013 we retained 92% of maturing CD balances up for renewal in the same period. Refer to Note 13 to the Consolidated Financial Statements for a summary of deposit funding by type.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

The following table shows Ally Bank's number of accounts and deposit balances by type as of the end of each quarter since 2012.

($ in millions)	4th Quarter 2013	3rd Quarter 2013	2nd Quarter 2013	1st Quarter 2013	4th Quarter 2012	3rd Quarter 2012	2nd Quarter 2012	1st Quarter 2012
Number of retail accounts	1,509,354	1,451,026	1,389,577	1,334,483	1,219,791	1,142,837	1,082,753	1,036,468
Deposits
Retail	$43,172	$41,691	$39,859	$38,770	$35,041	$32,139	$30,403	$29,323
Brokered	9,678	9,724	9,552	9,877	9,914	9,882	9,905	9,884
Other (a)	60	66	72	844	1,977	2,487	2,411	2,314
Total deposits	$52,910	$51,481	$49,483	$49,491	$46,932	$44,508	$42,719	$41,521

(a)	Other deposits include mortgage escrow and other deposits (excluding intercompany deposits).
In addition to building a larger deposit base, we continue to remain active in the securitization markets to finance our Ally Bank automotive loan portfolios. During 2013, Ally Bank completed six term securitization transactions backed by retail and dealer floorplan automotive loans and lease notes raising $4.5 billion. Securitization has proven to be a reliable and cost-effective funding source. Additionally, for retail automotive loans and lease notes, the term structure of the transaction locks in funding for a specified pool of loans and leases for the life of the underlying asset creating an effective tool for managing interest rate and liquidity risk. We manage the execution risk arising from secured funding by maintaining a diverse investor base and maintaining capacity in our committed secured facilities. At December 31, 2013, Ally Bank had exclusive access to $3.0 billion from committed credit facilities including a $2.5 billion syndicated facility that can fund automotive retail and dealer floorplan loans, as well as leases. In March 2013, this facility was renewed by a syndicate of nineteen lenders and extended until June 2014. At December 31, 2013, the amount outstanding under this facility was $2.5 billion.
Ally Bank also has access to funding through advances with the FHLB of Pittsburgh. These advances are primarily secured by consumer and commercial mortgage finance receivables and loans. As of December 31, 2013, Ally Bank had pledged $12.7 billion of assets and investment securities to the FHLB resulting in $6.6 billion in total funding capacity with $6.6 billion of debt outstanding.
In addition, Ally Bank has access to repurchase agreements. A repurchase agreement is a transaction in which the firm sells financial instruments to a buyer, typically in exchange for cash, and simultaneously enters into an agreement to repurchase the same or substantially the same financial instruments from the buyer at a stated price plus accrued interest at a future date. The financial instruments sold in repurchase agreements typically include U.S. government and federal agency, and investment-grade sovereign obligations. As of December 31, 2013, Ally Bank had received $1.5 billion in cash under repurchase agreements.
Additionally Ally Bank has access to the Federal Reserve Bank Discount Window and can borrow funds to meet short-term liquidity demands. However, the Federal Reserve Bank is not a primary source of funding for day to day business. Instead, it is a liquidity source that can be accessed in stressed environments or periods of market disruption. Ally Bank has assets pledged and restricted as collateral to the Federal Reserve Bank totaling $3.2 billion. Ally Bank had no debt outstanding with the Federal Reserve as of December 31, 2013.
Parent Company (Nonbank) Funding
At December 31, 2013, the parent company maintained liquid cash and equivalents in the amount of $3.3 billion and unencumbered highly liquid U.S. federal government and U.S. agency securities of $2.9 billion. These assets can be used to obtain funding through repurchase agreements with third parties or through outright sales. At December 31, 2013, the parent company had no debt outstanding under repurchase agreements. In addition, at December 31, 2013, the parent company had available liquidity from unused capacity in committed credit facilities of $6.5 billion. Parent company liquidity is defined as our consolidated operations less Ally Bank and the regulated subsidiaries of Ally Insurance's holding company. Our ability to access unused capacity in secured facilities depends on the availability of eligible assets to collateralize the incremental funding and, in some instances, on the execution of interest rate hedges. Funding sources at the parent company generally consist of long-term unsecured debt, unsecured retail term notes, committed credit facilities, asset-backed securitizations, and a modest amount of short-term borrowings. To optimize cash and secured facility capacity between entities, the parent company lends cash to Ally Bank on occasion under an intercompany loan agreement. Amounts outstanding on this loan are repayable to the parent company upon demand, subject to five days notice. The parent company had total available liquidity of $13.3 billion at December 31, 2013, which included the intercompany loan of $0.6 billion.
During 2013, we completed three transactions totaling $3.1 billion in funding through the unsecured debt capital markets and we will continue to access those markets on an opportunistic basis.
In addition, we have short-term and long-term unsecured debt outstanding from retail term note programs. These programs generally consist of callable fixed-rate instruments with fixed-maturity dates. There were $1.8 billion and $10.4 billion of retail term notes outstanding at December 31, 2013, and December 31, 2012, respectively. As of December 31, 2013, we have redeemed $8.1 billion of high-coupon callable retail notes and we have provided notice for the early redemption of $1.6 billion of high-coupon callable debt during the first quarter of 2014, as part of a liability management strategy to continue to improve Ally's cost of funds.
We also obtain unsecured funding from the sale of floating-rate demand notes under our Demand Notes program. The holder has the option to require us to redeem these notes at any time without restriction. Demand Notes outstanding were $3.2 billion at December 31, 2013,

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

compared to $3.1 billion at December 31, 2012. Refer to Note 14 and Note 15 to the Consolidated Financial Statements for additional information about our outstanding short-term borrowings and long-term unsecured debt, respectively.
Secured funding continues to be a significant source of financing at the parent company. The total capacity in our committed funding facilities is provided by banks and other financial institutions through private transactions. The committed secured funding facilities can be revolving in nature and allow for additional funding during the commitment period, or they can be amortizing and not allow for any further funding after the closing date. At December 31, 2013, $22.4 billion of our $24.7 billion of committed capacity was revolving. Our revolving facilities generally have an original tenor ranging from 364 days to two years. As of December 31, 2013, we had $11.5 billion of committed funding capacity from revolving facilities with a remaining tenor greater than 364 days. The parent company's largest facility is an $8.5 billion revolving syndicated credit facility secured by automotive receivables. In March 2013, we increased and renewed this facility until March 2015. In the event this facility is not renewed at maturity, the outstanding debt will be repaid over time as the underlying collateral amortizes. At December 31, 2013, there was $6.5 billion outstanding under this facility. In addition to our syndicated revolving credit facility, we also maintain various bilateral and multilateral secured credit facilities that fund our Automotive Finance operations. These are primarily private securitization facilities that fund a specific pool of automotive assets. Many of the facilities have revolving commitments and allow for the funding of additional assets during the commitment period. Secured funding continues to be a significant source of financing at the parent company.
During 2013, the parent company raised $4.1 billion through four public securitization transactions comprised of non-prime retail automotive loan collateral.
At December 31, 2013, the parent company maintained exclusive access to $20.6 billion of committed secured credit facilities in the U.S. with outstanding debt of $14.1 billion. In addition, we have funded $1.0 billion in automotive assets through forward purchase commitments.
Recent Funding Developments
During 2013, we completed U.S. secured funding transactions totaling $8.6 billion and renewed or increased key existing funding facilities as we accessed both the public and private markets. Key funding highlights from 2013 to date were as follows:

•
Ally Financial Inc. renewed, increased and/or extended $19.7 billion in U.S. credit facilities. The automotive credit facility renewal amount includes the March 2013 refinancing of $11.0 billion in credit facilities at both the parent company and Ally Bank with a syndicate of nineteen lenders. The $11.0 billion capacity is secured by retail, lease, and dealer floorplan automotive assets and is allocated to two separate facilities, one is an $8.5 billion facility maturing in March 2015, which is available to the parent company, while the other is a $2.5 billion facility available to Ally Bank maturing in June 2014.

•
Ally Financial Inc. continued to access the public asset-backed securitization markets completing ten U.S. transactions that raised $8.6 billion, with $4.5 billion and $4.1 billion raised by Ally Bank and the parent company, respectively.

•	Ally Financial Inc. accessed the unsecured debt capital markets during 2013 and raised $3.1 billion.

•	In January 2014, Ally Financial Inc. accessed the unsecured debt capital markets and raised $0.8 billion.

•	In January 2014, Ally Financial Inc. issued a public non-prime securitization. The transaction raised $1.2 billion in funding.

•	In February 2014, Ally Bank raised $1.0 billion through a public securitization backed by dealer floorplan automotive assets.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Funding Sources
The following table summarizes debt and other sources of funding and the amount outstanding under each category for the periods shown.

December 31, ($ in millions)	Bank	Nonbank	Total	%
2013
Secured financings	$27,818	$19,776	$47,594	36
Institutional term debt	—	24,936	24,936	19
Retail debt programs (a)	—	5,035	5,035	4
Total debt (b)	27,818	49,747	77,565	59
Deposits (c)	52,910	440	53,350	41
Total on-balance sheet funding	$80,728	$50,187	$130,915	100
2012
Secured financings	$29,161	$15,950	$45,111	35
Institutional term debt	—	22,200	22,200	17
Retail debt programs (a)	—	13,451	13,451	10
Bank loans and other	2	164	166	—
Total debt (b)	29,163	51,765	80,928	62
Deposits (c)	46,932	983	47,915	38
Total on-balance sheet funding	$76,095	$52,748	$128,843	100

(a)	Includes $1.8 billion and $10.4 billion of Retail Term Notes at December 31, 2013 and December 31, 2012, respectively.

(b)	Excludes fair value adjustment as described in Note 24 to the Consolidated Financial Statements.

(c)	Bank deposits include retail, brokered, mortgage escrow, and other deposits. Nonbank deposits include dealer deposits. Intercompany deposits are not included.
As a result of our funding strategy to maximize funding sources at Ally Bank and grow our retail deposit base, the percentage of funding sources from Ally Bank has increased in 2013 from 2012 levels, thus deposits represent a larger portion of the overall funding mix. Accordingly, the decline in committed funding facilities is attributed to the growth in Ally Bank deposits as well as to the sale of international businesses. Refer to Note 15 to the Consolidated Financial Statements for a summary of the scheduled maturity of long-term debt at December 31, 2013.
Committed Funding Facilities

	Outstanding		Unused capacity (a)		Total capacity
December 31, ($ in millions)	2013	2012	2013	2012	2013	2012
Bank funding
Secured	$2,750	$3,800	$250	$4,700	$3,000	$8,500
Parent funding
Unsecured (b)	—	118	—	25	—	143
Secured (c) (d) (e)	15,159	22,454	6,497	7,839	21,656	30,293
Total Parent funding	15,159	22,572	6,497	7,864	21,656	30,436
Shared capacity (f)	—	1,154	—	2,971	—	4,125
Total committed facilities	$17,909	$27,526	$6,747	$15,535	$24,656	$43,061

(a)
Funding from committed secured facilities is available on request in the event excess collateral resides in certain facilities or is available to the extent incremental collateral is available and contributed to the facilities.

(b)	Total unsecured parent funding capacity represented committed funding for our discontinued international automobile financing business.

(c)
Total secured parent funding capacity included committed funding for our discontinued international automobile financing business of $12.0 billion at December 31, 2012, with outstanding debt of $9.6 billion.

(d)
Total unused capacity included $2.2 billion at December 31, 2012 from certain committed funding arrangements that were generally reliant upon the origination of future automotive receivables available in 2013.

(e)	Includes the secured facilities of our Commercial Finance Group.

(f)
Funding was generally available for assets originated by Ally Bank or the parent company, Ally Financial Inc. Total shared facilities included committed funding for our discontinued international automobile financing business of $0.1 billion as of December 31, 2012, with outstanding debt of $0.1 billion.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Cash Flows
Net cash provided by operating activities was $2.5 billion for the year ended December 31, 2013, compared to $5.0 billion for the same period in 2012. The decrease in net cash provided by operating activities was primarily due to higher cash outflow to settle derivatives during the year ended December 31, 2013, compared to 2012. The decrease was partially offset by the net cash inflow from sales and repayments of mortgage and automotive loans held-for-sale exceeding cash outflow from new originations and purchase of such loans by $2.5 billion during the year ended December 31, 2013. During the year ended December 31, 2012, this activity resulted in a net cash inflow of $1.0 billion.
Net cash used in investing activities was $3.5 billion for the year ended December 31, 2013, compared to $16.6 billion for the same period in 2012. The decrease in net cash used in investing activities was primarily due to $7.4 billion of net cash proceeds resulting from the sale of international businesses and proceeds of $911 million from the sale of MSRs during the year ended December 31, 2013, as well as a $7.1 billion decrease in net cash outflow from finance receivables and loans and a $1.6 billion increase in cash provided from the net change in restricted cash balances for the year ended December 31, 2013, compared to 2012. Cash used to purchase available-for-sale investment securities, net of proceeds from sales, maturities and repayments increased $3.7 billion during the year ended December 31, 2013, compared to 2012. The cash outflow to purchase operating lease assets exceeded cash inflows from disposals of such assets by $6.2 billion for the year ended December 31, 2013, compared to a net cash outflow of $5.7 billion for the year ended December 31, 2012. The increase in net cash outflows associated with leasing activities compared to the prior year was primarily due to an increase in cash used to acquire operating lease assets.
Net cash used in financing activities for the year ended December 31, 2013, totaled $3.1 billion, compared to net cash provided by financing of $8.0 billion in the same period in 2012. Cash used to repay long-term debt exceeded cash generated from long-term debt issuances by $4.6 billion for the year ended December 31, 2013, as cash generated from the sale of international businesses was used in part to pay down debt. During the year ended December 31, 2012, cash used to repay long-term debt exceeded cash from long-term debt issuances by $0.5 billion. Also contributing to the increase in cash used in financing activities was a $5.9 billion cash outflow to redeem mandatorily convertible preferred stock held by Treasury during 2013, as well as decreases in cash provided by deposits of $1.3 billion and short-term borrowings of $1.1 billion during the year ended December 31, 2013, compared to 2012. Financing activities for the year ended December 31, 2013, also reflect a $1.3 billion cash inflow from the issuance of common stock in a private placement transaction.
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
Ally submitted its annual capital plan in January 2013; and then submitted a revised capital plan in September 2013 after reaching a settlement agreement with ResCap's major creditors (refer to Note 1 for further details) and entering into investment agreements, with certain accredited investors, to issue and sell them common stock in a private placement with an aggregate price of $1.3 billion (refer to Note 17 for further details). In connection with its review of the revised capital plan, the FRB did not object to our revised Comprehensive Capital Analysis and Review. We continue to have active, frequent and constructive dialogue with the FRB, and have submitted the required 2014 capital plan on January 6, 2014.
Regulatory Capital
Refer to Note 20 to the Consolidated Financial Statements.
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

Rating agency	Short-term	Senior debt	Outlook	Date of last action
Fitch	B	BB	Stable	December 13, 2013 (a)
Moody’s	Not-Prime	B1	Stable	December 19, 2013 (b)
S&P	B	BB	Stable	December 12, 2013 (c)
DBRS	R-4	BB	Stable	July 3, 2013 (d)

(a)	Fitch upgraded our senior debt rating to BB from BB- and affirmed our short term rating of B on December 13, 2013.

(b)	Moody's upgraded our corporate family rating to Ba3 and confirmed our senior debt ratings of B1 and our short term ratings of Not Prime on December 19, 2013.

(c)	Standard & Poor's upgraded our senior debt rating to BB from B+ and upgraded our short term rating to B from C on December 12, 2013.

(d)	DBRS upgraded our senior debt rating to BB, confirmed our short term rating of R-4, and changed the outlook to Stable on July 3, 2013.
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
Off-balance Sheet Arrangements
Refer to Note 9 to the Consolidated Financial Statements.
Securitization
We are involved in several types of securitization and financing transactions that allow us to diversify funding sources by converting assets into cash earlier than what would have occurred in the normal course of business. Securitized assets include consumer and commercial automobile loans, operating leases, and commercial loans. Information regarding our securitization activities is further described in Note 9 to the Consolidated Financial Statements.
As part of these securitization activities, we sell assets to various securitization entities. In turn, the securitization entities establish separate trusts to which they transfer the assets in exchange for the proceeds from the sale of securities issued by the trust. The trusts' activities are generally limited to acquiring the assets, issuing securities, making payments on the securities, and periodically reporting to the investors.
These securitization entities are separate legal entities that assume the risks and rewards of ownership of the receivables they hold. The assets of the securitization entities are not available to satisfy our claims or those of our creditors. In addition, the trusts do not invest in our equity nor in the equity of any of our affiliates. Our economic exposure related to the securitization trusts is generally limited to cash reserves, retained interests, and customary representation and warranty provisions described in Note 9 to the Consolidated Financial Statements. The trusts have a limited life and generally terminate upon final distribution of amounts owed to investors or upon exercise of a cleanup call option by us, as servicer, when the costs of servicing the contracts becomes burdensome.
Certain of these securitization transactions meet the criteria to be accounted for as off-balance sheet arrangements if we either do not hold a potentially significant economic interest or do not provide servicing or asset management functions for the financial assets held by the securitization entity. Certain of our securitization transactions do not meet the required criteria to be accounted for as off-balance sheet arrangements; therefore, they are accounted for as secured financings. As secured financings, the underlying automobile finance retail contracts, wholesale loans, automobile leases, or commercial loans remain on our Consolidated Balance Sheet with the corresponding obligation (consisting of the beneficial interests issued by the securitization entity) reflected as debt. We recognize interest income on the finance receivables, automobile leases and loans, and interest expense on the beneficial interests issued by the securitization entity; and we provide for loan losses on the finance receivables and loans as incurred or adjust to fair value for fair value-elected loans. At December 31, 2013 and 2012, $72.0 billion and $68.0 billion of our total assets, respectively, were related to secured financings. Refer to Note 15 to the Consolidated Financial Statements for further discussion.
As part of our securitization activities, we typically agree to service the transferred assets for a fee, and we may also earn other related fees. The amount of the fees earned is disclosed in Note 10 to the Consolidated Financial Statements. We may also retain a portion of senior and subordinated interests issued by the trusts. Subordinate interests typically provide credit support to the more highly rated senior interest in a securitization transaction and may be subject to all or a portion of the first loss position related to the sold assets. For off-balance sheet arrangements, these interests are reported as investment securities or other assets on our Consolidated Balance Sheet and are disclosed in Note 6 and Note 12 to the Consolidated Financial Statements. For secured financings, retained interests are not recognized as a separate asset on our Consolidated Balance Sheet.
The FDIC, which regulates Ally Bank, promulgated safe harbor regulation for securitizations by banks. Compliance with this regulation requires the sponsoring bank to retain either five percent of each class of beneficial interests issued in the securitization or a representative

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

sample of similar financial assets equal to five percent of the securitized financial assets to comply with the regulation. The retained interests or assets must be held for the life of the securitization and may not be sold, pledged or hedged, except that interest rate and currency hedging is permitted. Further, the risk retention requirement under the Dodd-Frank Act requires securitizers to retain no less than 5% of the credit risk when they create, sell, or transfer asset-backed securities (ABS) to third parties, subject to certain exceptions. Federal regulators reproposed a regulation implementing this Dodd-Frank Act requirement in August 2013. These risk retention requirements adversely affect the efficiency of securitizations, because it reduces the amount of funds that can be raised against a given pool of financial assets.
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
As described in Note 1 and Note 29 to the Consolidated Financial Statements, on May 14, 2012, Residential Capital, LLC and certain of its wholly owned direct and indirect subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. As a result of the deconsolidation of ResCap, a significant portion of our representation and warranty reserve was eliminated.
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
Representation and Warranty Obligation Reserve Methodology
The liability for representation and warranty obligations reflects management's best estimate of probable losses with respect to Ally Bank's mortgage loans sold to Fannie Mae and Freddie Mac. We considered historical and recent demand trends in establishing the reserve. The methodology used to estimate the reserve considers a variety of assumptions including borrower performance (both actual and estimated future defaults), repurchase demand behavior, historical loan defect experience, historical mortgage insurance rescission experience, and historical and estimated future loss experience, which includes projections of future home price changes as well as other qualitative factors including investor behavior. It is difficult to predict and estimate the level and timing of any potential future demands. In cases where we may not be able to reasonably estimate losses, a liability is not recognized. Management monitors the adequacy of the overall reserve and makes adjustments to the level of reserve, as necessary, after consideration of other qualitative factors including ongoing dialogue and experience with counterparties. At the time a loan is sold, an estimate of the fair value of the liability is recorded and classified in accrued expenses and other liabilities on our Consolidated Balance Sheet and recorded as a component of gain (loss) on mortgage and automotive loans, net, in our Consolidated Statement of Income. We recognize changes in the liability when additional relevant information becomes available. Changes in the estimate are recorded as other operating expenses in our Consolidated Statement of Income.
On April 16, 2013, we completed the sales of agency MSRs to Ocwen and Quicken. The sale to Ocwen included the transfer of the origination representation and warranty liabilities (but not those related to servicing) on any and all claims following the sale of the MSRs through an indemnification agreement. However, Ally Bank retained all representation and warranty liability related to loans previously liquidated with a loss (e.g. GSEs completed a foreclosure) as well as the liability on outstanding claims at the time of the sale. The MSRs sale to Quicken did not include the transfer of representation and warranty liabilities. The repurchase reserve of $45 million at December 31, 2013 represents Ally Bank's expected losses associated with the contractual obligation retained.
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

December 31, 2013 ($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractually obligated payments due by period
Long-term debt
Total (a)	$70,609	$17,362	$28,777	$12,272	$12,198
Scheduled interest payments for fixed-rate long-term debt	23,659	2,050	3,540	2,554	15,515
Estimated interest payments for variable-rate long-term debt (b)	554	223	250	72	9
Estimated net payments under interest rate swap agreements (b)	390	—	—	82	308
Lease commitments	96	39	52	5	—
Purchase obligations	78	76	2	—	—
Bank certificates of deposit	31,640	15,483	12,984	3,173	—
Total contractually obligated payments due by period	$127,026	$35,233	$45,605	$18,158	$28,030
Total other commitments by expiration period
Lending commitments	$1,700	$641	$195	$465	$399

(a)
Total long-term debt amount reflects the remaining principal obligation and excludes original issue discount of $1.6 billion and fair value adjustments of $445 million related to fixed-rate debt designated as a hedged item.

(b)
Estimate utilized a forecasted variable interest model, when available, or the applicable variable interest rate as of the most recent reset date prior to December 31, 2013. For additional information on derivative instruments and hedging activities, refer to Note 21.

The foregoing table does not include our reserves for insurance losses and loss adjustment expenses, which total $275 million at December 31, 2013. While payments due on insurance losses are considered contractual obligations because they related to insurance policies issued by us, the ultimate amount to be paid and the timing of payment for an insurance loss is an estimate subject to significant uncertainty. Furthermore, the timing on payment is also uncertain; however, the majority of the balance is expected to be paid out in less than five years.
The following provides a description of the items summarized in the preceding table of contractual obligations.
Long-term Debt
Amounts represent the scheduled maturity of long-term debt at December 31, 2013, assuming that no early redemptions occur. The maturity of secured debt may vary based on the payment activity of the related secured assets. The amounts presented are before the effect of any unamortized discount or fair value adjustment. Refer to Note 15 to the Consolidated Financial Statements for additional information on our debt obligations.
Lease Commitments
We have obligations under various operating lease arrangements (primarily for real property) with noncancelable lease terms that expire after December 31, 2013. Refer to Note 28 to the Consolidated Financial Statements for additional information.
Purchase Obligations
We enter into multiple contractual arrangements for various services. The arrangements represent fixed payment obligations under our most significant contracts and primarily relate to contracts with information technology providers. Refer to Note 28 to the Consolidated Financial Statements for additional information.
Bank Certificates of Deposit
Refer to Note 13 to the Consolidated Financial Statements for additional information.
Lending Commitments
We have outstanding lending commitments with customers. The amounts presented represent the unused portion of those commitments at December 31, 2013. Refer to Note 28 to the Consolidated Financial Statements for additional information.
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

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

results of operations and cash flows. Our management has discussed the development, selection, and disclosure of these critical accounting estimates with the Audit Committee of the Board, and the Audit Committee has reviewed our disclosure relating to these estimates.
Allowance for Loan Losses
We maintain an allowance for loan losses (the allowance) to absorb probable loan credit losses inherent in the held-for-investment portfolio, excluding those loans measured at fair value in accordance with applicable accounting standards. The allowance is maintained at a level that management considers to be adequate based upon ongoing quarterly assessments and evaluations of collectability and historical loss experience in our lending portfolio. The allowance is management's estimate of incurred losses in our lending portfolio and involves significant judgment. Management performs quarterly analyses of these portfolios to determine if impairment has occurred and to assess the adequacy of the allowance based on historical and current trends and other factors affecting credit losses. Additions to the allowance are charged to current period earnings through the provision for loan losses; amounts determined to be uncollectible are charged directly against the allowance, while amounts recovered on previously charged-off accounts increase the allowance. Determining the appropriateness of the allowance requires management to exercise significant judgment about matters that are inherently uncertain, including the timing, frequency, and severity of credit losses that could materially affect the provision for loan losses and, therefore, net income. The methodology for determining the amount of the allowance differs between the consumer automobile, consumer mortgage, and commercial portfolio segments. For additional information regarding our portfolio segments and classes, refer to Note 7 to the Consolidated Financial Statements. While we attribute portions of the allowance across our lending portfolios, the entire allowance is available to absorb probable loan losses inherent in our total lending portfolio.
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
The commercial portfolio segment is primarily composed of larger-balance, nonhomogeneous exposures within our Automotive Finance operations and Commercial Finance Group. These loans are primarily evaluated individually and are risk-rated based on borrower, collateral, and industry-specific information that management believes is relevant in determining the occurrence of a loss event and measuring impairment. A loan is considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement based on current information and events. Management establishes specific allowances for commercial loans determined to be individually impaired based on the present value of expected future cash flows, discounted at the loans' effective interest rate, observable market price or the fair value of collateral, whichever is determined to be the most appropriate. Estimated costs to sell the collateral on a discounted basis are included in the impairment measurement, when appropriate. In addition to the specific allowances for impaired loans, loans that are not identified as individually impaired are grouped into pools based on similar risk characteristics and collectively evaluated. These allowances are based on historical loss experience, concentrations, current economic conditions, and performance trends within specific geographic locations. The commercial historical loss experience is updated quarterly to incorporate the most recent data reflective of the current economic environment.
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
Valuation of Automobile Lease Assets and Residuals
We have significant investments in vehicles in our operating lease portfolio. In accounting for operating leases, management must make a determination at the beginning of the lease contract of the estimated realizable value (i.e., residual value) of the vehicle at the end of the lease. Residual value represents an estimate of the market value of the vehicle at the end of the lease term, which typically ranges from two to four years. At contract inception, we determine the projected residual value based on an internal evaluation of the expected future value. This

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

evaluation is based on a proprietary model, which includes variables such as age, mileage, seasonality, segment factors, vehicle type, economic indicators and production cycle. This internally generated data is compared against third party, independent data for reasonableness. The customer is obligated to make payments during the term of the lease for the difference between the purchase price and the contract residual value plus a finance charge. However, since the customer is not obligated to purchase the vehicle at the end of the contract, we are exposed to a risk of loss to the extent the value of the vehicle is below the residual value estimated at contract inception. Management periodically performs a detailed review of the estimated realizable value of leased vehicles to assess the appropriateness of the carrying value of lease assets.
To account for residual risk, we depreciate automobile operating lease assets to estimated realizable value on a straight-line basis over the lease term. The estimated realizable value is initially based on the residual value established at contract inception. Periodically, we revise the projected value of the lease vehicle at termination based on current market conditions and adjust depreciation expense appropriately over the remaining term of the lease. Impairment of the operating lease asset is assessed upon the occurrence of a triggering event. Triggering events are systemic, observed events impacting the used car market such as shocks to oil and gas prices that may indicate impairment of the operating lease asset. Impairment is determined to exist if the expected undiscounted cash flows generated from the operating lease assets are less than the carrying value of the operating lease assets. If the operating lease assets are impaired, they are written down to their fair value as estimated by discounted cash flows. There were no such impairment charges in 2013, 2012, or 2011.
Our depreciation methodology on operating lease assets considers management's expectation of the value of the vehicles upon lease termination, which is based on numerous assumptions and factors influencing used vehicle values. The critical assumptions underlying the estimated carrying value of automobile lease assets include: (1) estimated market value information obtained and used by management in estimating residual values, (2) proper identification and estimation of business conditions, (3) our remarketing abilities, and (4) automotive manufacturer vehicle and marketing programs. Changes in these assumptions could have a significant impact on the value of the lease residuals. Expected residual values include estimates of payments from automotive manufacturers related to residual support and risk-sharing agreements, if any. To the extent an automotive manufacturer is not able to fully honor its obligation relative to these agreements, our depreciation expense would be negatively impacted.
Fair Value of Financial Instruments
We use fair value measurements to record fair value adjustments to certain instruments and to determine fair value disclosures. Refer to Note 24 to the Consolidated Financial Statements for a description of valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models, and significant assumptions utilized. We follow the fair value hierarchy set forth in Note 24 to the Consolidated Financial Statements in order to prioritize the inputs utilized to measure fair value. We review and modify, as necessary, our fair value hierarchy classifications on a quarterly basis. As such, there may be reclassifications between hierarchy levels.
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
Legal and Regulatory Reserves
Our legal and regulatory reserves reflect management's best estimate of probable losses on legal and regulatory matters. As a legal or regulatory matter develops, management, in conjunction with internal and external counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is both probable and estimable. If, at the time of evaluation, the loss contingency related to a legal or regulatory matter is not both probable and estimable, the matter will continue to be monitored for further developments that would make the loss contingency both probable and estimable. When the loss contingency related to a legal or regulatory matter is deemed to be both probable and estimable, we will establish a liability with respect to the loss contingency and record a corresponding expense amount. To estimate the probable loss, we evaluate the individual facts and circumstances of the case including information learned through the discovery process, rulings on dispositive motions, settlement discussions, our prior history with similar matters and other rulings by courts, arbitrators or others. The reserves are continuously monitored and updated to reflect the most recent information related to each matter.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

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
Determination of Provision for Income Taxes
Our income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management's best assessment of estimated current and future taxes to be paid. We are subject to income taxes in both the United States and several foreign jurisdictions. Significant judgments and estimates are required in determining consolidated income tax expense. Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent results of operations. In projecting future taxable income, we begin with historical results adjusted for the results of discontinued operations and incorporate assumptions about the amount of future state, federal, and foreign pretax operating income. These assumptions about future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss).
A valuation allowance of $1.2 billion and $1.6 billion was recorded against the net U.S. deferred tax asset balance as of December 31, 2013, and December 31, 2012, respectively. For the year ended December 31, 2013, our results from operations benefited $154 million from a release of a portion of our valuation allowance related to the measurement of foreign tax credit carryforwards anticipated to be utilized in the future and reversal of our valuation allowance on capital loss carryforwards utilized against current year capital gains. For the year ended December 31, 2012, our results from operations benefited $1.0 billion from a release of a portion of our U.S. valuation allowance on the basis of management's reassessment of the amount of its deferred tax assets that are more likely than not to be realized.
As of each reporting date, we consider existing evidence, both positive and negative, that could impact our view with regard to future realization of deferred tax assets. During the fourth quarter of 2012, we determined that positive evidence existed to conclude that it was more likely than not that additional deferred tax assets were realizable, and therefore, we reduced the valuation allowance accordingly. Positive evidence in this assessment consisted of forecasts of future taxable income that are sufficient to realize net operating loss carryforwards before their expiration, coupled with our emergence from a cumulative three-year U.S. pretax loss (after removing the effects of non-recurring charges and discontinued operations).
We continue to believe it is more likely than not that the benefit for certain capital loss, foreign tax credit and state net operating loss carryforwards will not be realized. In recognition of this risk, we continue to provide a partial valuation allowance on the deferred tax assets relating to these carryforwards.
For additional information regarding our provision for income taxes, refer to Note 22 to the Consolidated Financial Statements.
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
Net Interest Margin Table
The following table presents an analysis of net interest margin excluding discontinued operations for the periods shown.

	2013			2012			2011
Year ended December 31, ($ in millions)	Average balance (a)	Interest income/ interest expense	Yield/ rate	Average balance (a)	Interest income/ interest expense	Yield/ rate	Average balance (a)	Interest income/ interest expense	Yield/ rate
Assets
Interest-bearing cash and cash equivalents	$6,412	$10	0.16%	$10,610	$24	0.23%	$10,336	$15	0.15%
Trading assets	—	—	—	261	10	3.83	321	8	2.49
Investment securities (b)	15,195	300	1.97	12,336	262	2.12	13,082	325	2.48
Loans held-for-sale, net	600	20	3.33	2,759	98	3.55	4,517	180	3.98
Finance receivables and loans, net (c) (d) (e)	97,467	4,529	4.65	95,311	4,539	4.76	83,162	4,189	5.04
Investment in operating leases, net (f)	16,028	1,214	7.57	11,185	980	8.76	7,968	988	12.40
Total interest-earning assets	135,702	6,073	4.48	132,462	5,913	4.46	119,386	5,705	4.78
Noninterest-bearing cash and cash equivalents	1,628			1,794			1,118
Other assets (g)	20,298			50,719			61,846
Allowance for loan losses	(1,192)			(1,234)			(1,513)
Total assets	$156,436			$183,741			$180,837
Liabilities
Interest-bearing deposit liabilities	$50,188	$654	1.30%	$42,478	$645	1.52%	$37,535	$615	1.64%
Short-term borrowings	4,858	63	1.30	3,852	71	1.84	3,605	61	1.69
Long-term debt (e) (h) (i)	66,634	2,602	3.90	77,057	3,336	4.33	71,441	3,930	5.50
Total interest-bearing liabilities (h) (j)	121,680	3,319	2.73	123,387	4,052	3.28	112,581	4,606	4.09
Noninterest-bearing deposit liabilities	536			2,261			2,238
Total funding sources (h) (k)	122,216	3,319	2.72	125,648	4,052	3.22	114,819	4,606	4.01
Other liabilities (l)	15,448			39,173			45,949
Total liabilities	137,664			164,821			160,768
Total equity	18,772			18,920			20,069
Total liabilities and equity	$156,436			$183,741			$180,837
Net financing revenue		$2,754			$1,861			$1,099
Net interest spread (m)			1.75%			1.18%			0.69%
Net interest spread excluding original issue discount (m)			1.99%			1.49%			1.57%
Net interest spread excluding original issue discount and including noninterest-bearing deposit liabilities (m)			2.00%			1.55%			1.63%
Net yield on interest-earning assets (n)			2.03%			1.40%			0.92%
Net yield on interest-earning assets excluding original issue discount (n)			2.21%			1.66%			1.68%

(a)	Average balances are calculated using a combination of monthly and daily average methodologies.

(b)
Excludes income on equity investments of $25 million, $30 million, and $25 million at December 31, 2013, 2012, and 2011, respectively. Yields on available-for-sale debt securities are based on fair value as opposed to historical cost.

(c)
Nonperforming finance receivables and loans are included in the average balances. For information on our accounting policies regarding nonperforming status, refer to Note 1 to the Consolidated Financial Statements.

(d)	Includes other interest income of $1 million, $4 million, and $8 million at December 31, 2013, 2012, and 2011, respectively.

(e)	Includes the effects of derivative financial instruments designated as hedges.

(f)
Includes remarketing gains of $332 million, $116 million, and $217 million at December 31, 2013, 2012, and 2011, respectively. Excluding these gains, the annualized yield would be 5.50%, 7.72%, and 9.68% at December 31, 2013, 2012, and 2011, respectively.

(g)	Includes average balances of assets of discontinued operations.

(h)
Average balance includes $1,660 million, $1,927 million, and $2,522 million related to original issue discount at December 31, 2013, 2012, and 2011, respectively. Interest expense includes original issue discount amortization of $249 million, $336 million, and $912 million during the year ended December 31, 2013, 2012, and 2011, respectively.

(i)	Excluding original issue discount the rate on long-term debt was 3.45%, 3.80%, and 4.08% at December 31, 2013, 2012, and 2011, respectively.

(j)	Excluding original issue discount the rate on total interest-bearing liabilities was 2.49%, 2.97%, and 3.21% at December 31, 2013, 2012, and 2011, respectively.

(k)	Excluding original issue discount the rate on total funding sources was 2.48%, 2.91%, and 3.15% at December 31, 2013, 2012, and 2011, respectively.

(l)	Includes average balances of liabilities of discontinued operations.

(m)	Net interest spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

(n)	Net yield on interest-earning assets represents net financing revenue as a percentage of total interest-earning assets.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

The following table presents an analysis of the changes in net interest income, volume and rate.

	2013 vs 2012 Increase (decrease) due to (a)			2012 vs 2011 Increase (decrease) due to (a)
Year ended December 31, ($ in millions)	Volume	Yield/rate	Total	Volume	Yield/rate	Total
Assets
Interest-bearing cash and cash equivalents	$(8)	$(6)	$(14)	$—	$9	$9
Trading assets	(5)	(5)	(10)	(2)	4	2
Investment securities	57	(19)	38	(18)	(45)	(63)
Loans held-for-sale, net	(72)	(6)	(78)	(64)	(18)	(82)
Finance receivables and loans, net	101	(111)	(10)	588	(238)	350
Investment in operating leases, net	381	(147)	234	331	(339)	(8)
Total interest-earning assets	$454	$(294)	$160	$835	$(627)	$208
Liabilities
Interest-bearing deposit liabilities	$107	$(98)	$9	$77	$(47)	$30
Short-term borrowings	16	(24)	(8)	4	6	10
Long-term debt	(425)	(309)	(734)	291	(885)	(594)
Total interest-bearing liabilities	$(302)	$(431)	$(733)	$372	$(926)	$(554)
Net financing revenue	$756	$137	$893	$463	$299	$762

(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.
Outstanding Finance Receivables and Loans
The following table presents the composition of our on-balance sheet finance receivables and loans.

December 31, ($ in millions)	2013	2012	2011	2010	2009
Consumer
Consumer automobile	$56,417	$53,715	$63,459	$51,254	$30,245
Consumer mortgage	8,444	9,821	10,828	11,763	12,604
Total consumer	64,861	63,536	74,287	63,017	42,849
Commercial
Commercial and industrial
Automobile (a)	30,948	30,270	34,817	33,342	27,547
Mortgage	—	—	1,911	1,581	1,668
Other	1,664	2,697	1,241	2,107	3,125
Commercial real estate
Automobile	2,855	2,552	2,485	2,287	2,229
Mortgage	—	—	14	79	283
Total commercial loans	35,467	35,519	40,468	39,396	34,852
Total finance receivables and loans (b)	$100,328	$99,055	$114,755	$102,413	$77,701
Loans held-for-sale	$35	$2,576	$8,557	$11,411	$20,625

(a)
Amounts include no notes receivable from General Motors at December 31, 2013 and December 31, 2012, respectively, and $529 million, $484 million, and $911 million at December 31, 2011, 2010, and 2009, respectively.

(b)	Includes historical cost, fair value, and repurchased loans.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Nonperforming Assets
The following table summarizes the nonperforming assets in our on-balance sheet portfolio.

December 31, ($ in millions)	2013	2012	2011	2010	2009
Consumer
Consumer automobile	$329	$260	$228	$207	$386
Consumer mortgage	192	382	549	821	929
Total consumer (a)	521	642	777	1,028	1,315
Commercial
Commercial and industrial
Automobile	116	146	223	296	347
Mortgage	—	—	—	40	72
Other	74	33	37	134	987
Commercial real estate
Automobile	14	37	67	199	280
Mortgage	—	—	12	71	197
Total commercial (b)	204	216	339	740	1,883
Total nonperforming finance receivables and loans	725	858	1,116	1,768	3,198
Foreclosed properties	10	8	82	150	255
Repossessed assets (c)	101	62	56	47	58
Total nonperforming assets	$836	$928	$1,254	$1,965	$3,511
Loans held-for-sale	$9	$25	$2,820	$3,273	$3,390

(a)
Interest revenue that would have been accrued on total consumer finance receivables and loans at original contractual rates was $52 million during the year ended December 31, 2013. Interest income recorded for these loans was $17 million during the year ended December 31, 2013.

(b)
Interest revenue that would have been accrued on total commercial finance receivables and loans at original contractual rates was $16 million during the year ended December 31, 2013. Interest income recorded for these loans was $8 million during the year ended December 31, 2013.

(c)	Repossessed assets exclude $7 million, $3 million, $3 million, $14 million, and $23 million of repossessed operating lease assets at December 31, 2013, 2012, 2011, 2010, and 2009, respectively.
Accruing Finance Receivables and Loans Past Due 90 Days or More
The following table presents our on-balance sheet accruing loans past due 90 days or more as to principal and interest.

December 31, ($ in millions)	2013	2012	2011	2010	2009
Consumer
Consumer automobile	$—	$—	$3	$5	$5
Consumer mortgage	1	1	1	1	2
Total consumer	1	1	4	6	7
Commercial
Commercial and industrial
Automobile	—	—	—	—	—
Mortgage	—	—	—	—	—
Other	—	—	—	—	3
Commercial real estate
Automobile	—	—	—	—	—
Mortgage	—	—	—	—	—
Total commercial	—	—	—	—	3
Total accruing finance receivables and loans past due 90 days or more	$1	$1	$4	$6	$10
Loans held-for-sale	$—	$—	$73	$25	$33

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Allowance for Loan Losses
The following table presents an analysis of the activity in the allowance for loan losses on finance receivables and loans.

($ in millions)	2013	2012	2011	2010	2009
Balance at January 1,	$1,170	$1,503	$1,873	$2,445	$3,433
Cumulative effect of change in accounting principles (a)	—	—	—	222	—
Charge-offs	(737)	(776)	(880)	(1,646)	(4,013)
Write-downs related to transfers to held-for-sale	—	—	—	—	(3,438)
Total charge-offs	(737)	(776)	(880)	(1,646)	(7,451)
Recoveries	265	302	327	448	352
Net charge-offs	(472)	(474)	(553)	(1,198)	(7,099)
Provision for loan losses	501	329	161	361	3,584
Other (b)	9	(188)	22	43	2,527
Balance at December 31,	$1,208	$1,170	$1,503	$1,873	$2,445

(a)	Effect of change in accounting principle due to adoption of ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.

(b)
Includes provision for loan losses relating to discontinued operations of $65 million, $58 million, $77 million, and $2.6 billion for the years ended December 31, 2012, 2011, 2010, and 2009, respectively.

Allowance for Loan Losses by Type
The following table summarizes the allocation of the allowance for loan losses by product type.

	2013		2012		2011		2010		2009
December 31, ($ in millions)	Amount	% of total	Amount	% of total	Amount	% of total	Amount	% of total	Amount	% of total
Consumer
Consumer automobile	$673	55.7	$575	49.2	$766	51.0	$970	51.8	$1,024	41.8
Consumer mortgage	389	32.2	452	38.6	516	34.3	580	30.9	640	26.2
Total consumer loans	1,062	87.9	1,027	87.8	1,282	85.3	1,550	82.7	1,664	68.0
Commercial
Commercial and industrial
Automobile	67	5.6	55	4.7	110	7.3	106	5.6	211	8.6
Mortgage	—	—	—	—	11	0.7	12	0.7	30	1.2
Other	50	4.1	48	4.1	53	3.6	136	7.3	433	17.8
Commercial real estate
Automobile	29	2.4	40	3.4	42	2.8	56	3.0	—	—
Mortgage	—	—	—	—	5	0.3	13	0.7	107	4.4
Total commercial loans	146	12.1	143	12.2	221	14.7	323	17.3	781	32.0
Total allowance for loan losses	$1,208	100.0	$1,170	100.0	$1,503	100.0	$1,873	100.0	$2,445	100.0

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-K

Deposit Liabilities
The following table presents the average balances and interest rates paid for types of domestic deposits.

	2013		2012		2011
Year ended December 31, ($ in millions)	Average balance (a)	Average deposit rate	Average balance (a)	Average deposit rate	Average balance (a)	Average deposit rate
Domestic deposits
Noninterest-bearing deposits	$536	—%	$2,262	—%	$2,237	—%
Interest-bearing deposits
Savings and money market checking accounts	18,223	0.83	10,953	0.88	9,696	0.88
Certificates of deposit	31,291	1.53	29,972	1.64	26,109	1.77
Dealer deposits	674	3.74	1,515	3.81	1,685	3.87
Total domestic deposit liabilities	$50,724	1.29%	$44,702	1.44%	$39,727	1.55%

(a)	Average balances are calculated using a combination of monthly and daily average methodologies.
The following table presents the amount of domestic certificates of deposit in denominations of $100 thousand or more segregated by time remaining until maturity.

December 31, 2013 ($ in millions)	Three months or less	Over three months through six months	Over six months through twelve months	Over twelve months	Total
Domestic certificates of deposit ($100,000 or more)	$1,720	$1,716	$3,301	$6,408	$13,145

Quantitative and Qualitative Disclosures about Market Risk
Ally Financial Inc. • Form 10-k

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
Refer to the Market Risk Management section of Item 7, Management's Discussion and Analysis.

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
Management conducted, under the supervision of the Company's Chief Executive Officer and Senior Executive Vice President of Finance and Corporate Planning, an evaluation of the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria.
Based on the assessment performed, management concluded that at December 31, 2013, Ally's internal control over financial reporting was effective based on the COSO criteria.
The independent registered public accounting firm, Deloitte & Touche LLP, has audited the Consolidated Financial Statements of Ally and has issued an attestation report on our internal control over financial reporting at December 31, 2013, as stated in its report, which is included herein.

/S/ MICHAEL A. CARPENTER	/S/ JEFFREY J. BROWN
Michael A. Carpenter	Jeffrey J. Brown
Chief Executive Officer	Senior Executive Vice President of Finance and Corporate Planning
March 3, 2014	March 3, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Ally Financial Inc.:
We have audited the accompanying Consolidated Balance Sheet of Ally Financial Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related Consolidated Statements of Income, Comprehensive Income, Changes in Equity, and Cash Flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2014, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Detroit, Michigan
March 3, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Ally Financial Inc.:
We have audited the internal control over financial reporting of Ally Financial Inc. and subsidiaries (the “Company”) as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013, of the Company and our report dated March 3, 2014, expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Detroit, Michigan
March 3, 2014

Consolidated Statement of Income
Ally Financial Inc. • Form 10-K

Year ended December 31, ($ in millions)	2013	2012	2011
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$4,529	$4,539	$4,189
Interest on loans held-for-sale	20	98	180
Interest on trading assets	—	10	8
Interest and dividends on available-for-sale investment securities	325	292	350
Interest-bearing cash	10	24	15
Operating leases	3,209	2,379	1,929
Total financing revenue and other interest income	8,093	7,342	6,671
Interest expense
Interest on deposits	654	645	615
Interest on short-term borrowings	63	71	61
Interest on long-term debt	2,602	3,336	3,930
Total interest expense	3,319	4,052	4,606
Depreciation expense on operating lease assets	1,995	1,399	941
Net financing revenue	2,779	1,891	1,124
Other revenue
Servicing fees	126	409	525
Servicing asset valuation and hedge activities, net	(213)	(4)	(434)
Total servicing (loss) income, net	(87)	405	91
Insurance premiums and service revenue earned	1,012	1,055	1,153
Gain on mortgage and automotive loans, net	55	379	229
Loss on extinguishment of debt	(59)	(148)	(64)
Other gain on investments, net	180	146	258
Other income, net of losses	383	737	621
Total other revenue	1,484	2,574	2,288
Total net revenue	4,263	4,465	3,412
Provision for loan losses	501	329	161
Noninterest expense
Compensation and benefits expense	1,019	1,106	993
Insurance losses and loss adjustment expenses	405	454	452
Other operating expenses	1,981	2,062	1,983
Total noninterest expense	3,405	3,622	3,428
Income (loss) from continuing operations before income tax expense	357	514	(177)
Income tax (benefit) expense from continuing operations	(59)	(856)	42
Net income (loss) from continuing operations	416	1,370	(219)
(Loss) income from discontinued operations, net of tax	(55)	(174)	62
Net income (loss)	$361	$1,196	$(157)
Statement continues on the next page.
The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Income
Ally Financial Inc. • Form 10-K

Year ended December 31, ($ in millions except per share data)	2013	2012	2011
Net (loss) income attributable to common shareholders
Net income (loss) from continuing operations	$416	$1,370	$(219)
Preferred stock dividends — U.S. Department of Treasury	(543)	(535)	(534)
Impact of repurchase of mandatorily convertible preferred stock held by U.S. Department of Treasury and elimination of share adjustment right (a)	(240)	—	—
Preferred stock dividends	(267)	(267)	(260)
Impact of preferred stock conversion or amendment	—	—	32
Net (loss) income from continuing operations attributable to common shareholders (b)	(634)	568	(981)
(Loss) income from discontinued operations, net of tax	(55)	(174)	62
Net (loss) income attributable to common shareholders	$(689)	$394	$(919)
Basic weighted-average common shares outstanding	1,355,375	1,330,970	1,330,970
Diluted weighted-average common shares outstanding (b)	1,355,375	1,330,970	1,330,970
Basic earnings per common share
Net (loss) income from continuing operations	$(468)	$427	$(738)
(Loss) income from discontinued operations, net of tax	(41)	(131)	47
Net (loss) income	$(509)	$296	$(691)
Diluted earnings per common share (b)
Net (loss) income from continuing operations	$(468)	$427	$(738)
(Loss) income from discontinued operations, net of tax	(41)	(131)	47
Net (loss) income	$(509)	$296	$(691)

(a)	Refer to Note 17 to the Consolidated Financial Statements for further detail.

(b)
Due to the antidilutive effect of converting the Fixed Rate Cumulative Mandatorily Convertible Preferred Stock into common shares and the net loss from continuing operations attributable to common shareholders for 2013, and 2011, respectively, net (loss) income from continuing operations attributable to common shareholders and basic weighted-average common shares outstanding were used to calculate basic and diluted earnings per share.

The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Comprehensive Income
Ally Financial Inc. • Form 10-K

Year ended December 31, ($ in millions)	2013	2012	2011
Net income (loss)	$361	$1,196	$(157)
Other comprehensive (loss) income, net of tax
Unrealized (losses) gains on investment securities
Net unrealized (losses) gains arising during the period	(159)	331	196
Less: Net realized gains reclassified to net income	186	141	284
Net change	(345)	190	(88)
Translation adjustments and net investment hedges
Translation adjustments	(509)	184	(237)
Hedges	206	(168)	173
Net change	(303)	16	(64)
Cash flow hedges
Net unrealized losses arising during the period	(1)	(4)	—
Less: Net realized losses reclassified to net income	(4)	—	—
Net change	3	(4)	—
Defined benefit pension plans
Net gains (losses) arising during the period	18	(36)	(27)
Less: Net losses reclassified to net income	(40)	(58)	(7)
Net change	58	22	(20)
Other comprehensive (loss) income, net of tax	(587)	224	(172)
Comprehensive (loss) income	$(226)	$1,420	$(329)
The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Balance Sheet
Ally Financial Inc. • Form 10-K

December 31, ($ in millions)	2013	2012
Assets
Cash and cash equivalents
Noninterest-bearing	$1,315	$1,073
Interest-bearing	4,216	6,440
Total cash and cash equivalents	5,531	7,513
Investment securities	17,083	14,178
Loans held-for-sale, net of unearned income ($16 and $2,490 fair value-elected)	35	2,576
Finance receivables and loans, net
Finance receivables and loans, net of unearned income ($1 and $— fair value-elected)	100,328	99,055
Allowance for loan losses	(1,208)	(1,170)
Total finance receivables and loans, net	99,120	97,885
Investment in operating leases, net	17,680	13,550
Mortgage servicing rights	—	952
Premiums receivable and other insurance assets	1,613	1,609
Other assets	9,589	11,908
Assets of operations held-for-sale	516	32,176
Total assets	$151,167	$182,347
Liabilities
Deposit liabilities
Noninterest-bearing	$60	$1,977
Interest-bearing	53,290	45,938
Total deposit liabilities	53,350	47,915
Short-term borrowings	8,545	7,461
Long-term debt	69,465	74,561
Interest payable	888	932
Unearned insurance premiums and service revenue	2,314	2,296
Accrued expenses and other liabilities	2,397	6,585
Liabilities of operations held-for-sale	—	22,699
Total liabilities	136,959	162,449
Equity
Common stock and paid-in capital	20,939	19,668
Mandatorily convertible preferred stock held by U.S. Department of Treasury	—	5,685
Preferred stock	1,255	1,255
Accumulated deficit	(7,710)	(7,021)
Accumulated other comprehensive (loss) income	(276)	311
Total equity	14,208	19,898
Total liabilities and equity	$151,167	$182,347
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

December 31, ($ in millions)	2013	2012
Assets
Finance receivables and loans, net
Finance receivables and loans, net of unearned income	$32,265	$31,510
Allowance for loan losses	(174)	(144)
Total finance receivables and loans, net	32,091	31,366
Investment in operating leases, net	4,620	6,060
Other assets	3,436	2,868
Assets of operations held-for-sale	—	12,139
Total assets	$40,147	$52,433
Liabilities
Short-term borrowings	$250	$400
Long-term debt	24,147	26,461
Interest payable	—	1
Accrued expenses and other liabilities	43	16
Liabilities of operations held-for-sale	—	9,686
Total liabilities	$24,440	$36,564
The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Changes in Equity
Ally Financial Inc. • Form 10-K

($ in millions)	Common stock and paid-in capital	Mandatorily convertible preferred stock held by U.S. Department of Treasury	Preferred stock	Accumulated deficit	Accumulated other comprehensive income (loss)	Total equity
Balance at January 1, 2011	$19,668	$5,685	$1,287	$(6,501)	$259	$20,398
Net loss				(157)		(157)
Preferred stock dividends — U.S. Department of Treasury				(534)		(534)
Preferred stock dividends				(260)		(260)
Series A preferred stock amendment			(32)	32		—
Other comprehensive loss					(172)	(172)
Other (a)				5		5
Balance at December 31, 2011	$19,668	$5,685	$1,255	$(7,415)	$87	$19,280
Net income				1,196		1,196
Preferred stock dividends — U.S. Department of Treasury				(535)		(535)
Preferred stock dividends				(267)		(267)
Other comprehensive income					224	224
Balance at December 31, 2012	$19,668	$5,685	$1,255	$(7,021)	$311	$19,898
Net income				361		361
Preferred stock dividends — U.S. Department of Treasury (b)				(543)		(543)
Preferred stock dividends				(267)		(267)
Other comprehensive loss					(587)	(587)
Increase in paid-in capital	1					1
Issuance of common stock	1,270					1,270
Repurchase of mandatorily convertible preferred stock held by U.S. Department of Treasury and elimination of share adjustment right (c)		(5,685)		(240)		(5,925)
Balance at December 31, 2013	$20,939	$—	$1,255	$(7,710)	$(276)	$14,208

(a)
Represents a reduction of the estimated payment accrued for tax distributions as a result of the completion of the GMAC LLC U.S. Return of Partnership Income for the tax period January 1, 2009, through June 30, 2009.

(b)	Includes $8 million of preferred stock dividends paid to the U.S. Department of Treasury related to the period from November 15, 2013 through November 20, 2013.

(c)	Refer to Note 17 to the Consolidated Financial Statements for further detail.
The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Cash Flows
Ally Financial Inc. • Form 10-K

Year ended December 31, ($ in millions)	2013	2012	2011
Operating activities
Net income (loss)	$361	$1,196	$(157)
Reconciliation of net income (loss) to net cash provided by operating activities
Depreciation and amortization	2,864	2,381	2,713
Changes in fair value of mortgage servicing rights	101	677	1,606
Provision for loan losses	570	405	217
Gain on sale of loans, net	(55)	(527)	(459)
Net gain on investment securities	(182)	(177)	(294)
Loss on extinguishment of debt	59	148	64
Originations and purchases of loans held-for-sale	(6,235)	(33,075)	(60,270)
Proceeds from sales and repayments of loans held-for-sale	8,696	34,073	61,187
Impairment and accruals related to Residential Capital, LLC	(600)	1,192	—
Gain on sale of subsidiaries, net	(666)	(28)	—
Net change in
Trading assets	—	595	(483)
Deferred income taxes	(671)	(1,491)	(198)
Interest payable	(39)	(311)	(98)
Other assets	2,592	802	(311)
Other liabilities	(3,860)	(595)	1,390
Other, net	(434)	(216)	586
Net cash provided by operating activities	2,501	5,049	5,493
Investing activities
Purchases of available-for-sale securities	(12,304)	(12,816)	(19,377)
Proceeds from sales of available-for-sale securities	3,627	7,662	14,232
Proceeds from maturities and repayment of available-for-sale securities	5,509	5,673	4,965
Net increase in finance receivables and loans	(2,479)	(11,943)	(16,998)
Proceeds from sales of finance receivables and loans	—	2,332	2,868
Purchases of operating lease assets	(9,196)	(7,444)	(6,528)
Disposals of operating lease assets	2,964	1,745	5,517
Sale of mortgage servicing rights	911	—	—
Proceeds from sale of business units, net (a)	7,444	516	50
Net cash effect from deconsolidation of Residential Capital, LLC	—	(539)	—
Net change in restricted cash	(70)	(1,698)	346
Other, net	51	(43)	797
Net cash used in investing activities	(3,543)	(16,555)	(14,128)
Statement continues on the next page.
The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Cash Flows
Ally Financial Inc. • Form 10-K

Year ended December 31, ($ in millions)	2013	2012	2011
Financing activities
Net change in short-term borrowings	1,591	2,694	514
Net increase in deposits	5,375	6,653	6,074
Proceeds from issuance of long-term debt	27,312	39,401	44,754
Repayments of long-term debt	(31,892)	(39,909)	(40,473)
Proceeds from issuance of common stock	1,270	—	—
Repurchase of mandatorily convertible preferred stock held by U.S. Department of Treasury and elimination of share adjustment right	(5,925)	—	—
Dividends paid	(810)	(802)	(819)
Net cash (used in) provided by financing activities	(3,079)	8,037	10,050
Effect of exchange-rate changes on cash and cash equivalents	45	(58)	49
Net (decrease) increase in cash and cash equivalents	(4,076)	(3,527)	1,464
Adjustment for change in cash and cash equivalents of operations held-for-sale (a) (b)	2,094	(1,995)	(99)
Cash and cash equivalents at beginning of year	7,513	13,035	11,670
Cash and cash equivalents at end of year	$5,531	$7,513	$13,035
Supplemental disclosures
Cash paid for
Interest	$3,827	$5,311	$5,630
Income taxes	75	404	507
Noncash items
Transfer of mortgage servicing rights into trading securities through certification	—	—	266
Other disclosures
Proceeds from sales and repayments of mortgage loans held-for-investment originally designated as held-for-sale	51	127	241

(a)
The amounts are net of cash and cash equivalents of $1.6 billion at December 31, 2013, $147 million at December 31, 2012, and $88 million at December 31, 2011 of business units at the time of disposition.

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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

1.    Description of Business, Basis of Presentation, and Changes in Significant Accounting Policies
Ally Financial Inc. (formerly GMAC Inc. and referred to herein as Ally, we, our, or us) is a leading, independent, diversified, financial services firm. Founded in 1919, we are a leading automotive financial services company with over 90 years of experience providing a broad array of financial products and services to automotive dealers and their customers. We became a bank holding company on December 24, 2008, under the Bank Holding Company Act of 1956, as amended (the BHC Act). Additionally, our election to become a financial holding company (FHC) under the BHC Act was approved by the Board of Governors of the Federal Reserve System (FRB), and became effective on December 20, 2013. Our banking subsidiary, Ally Bank, is an indirect wholly owned subsidiary of Ally Financial Inc. and a leading franchise in the growing direct (internet, telephone, mobile, and mail) banking market.
Residential Capital, LLC
Our mortgage operations were historically a significant portion of our operations and were conducted primarily through the Residential Capital, LLC (ResCap) subsidiary. On May 14, 2012, ResCap and certain of its wholly owned direct and indirect subsidiaries (collectively, the Debtors) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court). As a result of the bankruptcy filing, effective May 14, 2012, we deconsolidated ResCap from our financial statements and recorded a charge of $442 million for the impairment of Ally's investment in ResCap. During the first quarter of 2013, we discontinued performing certain mortgage activities, which were required as part of the bankruptcy process until the sale of certain assets occurred. As a result of us discontinuing these activities, the operations of ResCap were classified as discontinued.
On May 14, 2013, Ally Financial Inc., on behalf of itself and certain of its subsidiaries (collectively, AFI) entered into a Plan Support Agreement (the PSA) with the Debtors, the official committee of unsecured creditors appointed in the Debtors’ Chapter 11 cases, and certain creditors. The PSA, which was approved by the Bankruptcy Court on June 26, 2013, required the parties to support a Chapter 11 plan in the Debtors’ Chapter 11 cases (the Plan) that, among other things, settled and provided AFI full releases for all existing and potential claims between AFI and the Debtors, including all representation and warranty claims that resided with the Debtors, as well as full releases for all pending and potential claims related to the Debtors that have been or could be brought against AFI by third parties.
On July 3, 2013, the Debtors filed the Plan and related disclosure statement (the Disclosure Statement), with the Bankruptcy Court. The Bankruptcy Court entered an order approving the Disclosure Statement on August 23, 2013. Pursuant to the Plan, on the effective date of the Plan AFI contributed to the Debtors' estates $1.95 billion in cash, and will further contribute $150 million received by AFI for claims it pursues against its insurance carriers related to the claims released in connection with the Plan, with such amount guaranteed by AFI to be paid no later than September 30, 2014. The Bankruptcy Court entered an order confirming the Plan on December 11, 2013, which became effective on December 17, 2013. The confirmed Plan excludes from the third party releases the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac), and the Federal Housing Finance Agency (the FHFA) as conservator for Fannie Mae and Freddie Mac, with respect to certain ordinary-course claims against Ally Bank as a former mortgage seller and servicer, as well as the Department of Justice and state attorneys general with respect to certain types of claims. Further, AFI has agreed to settlements with each of the FHFA and the Federal Deposit Insurance Corporation (FDIC), as receiver for certain failed banks, pursuant to which, among other things, in exchange for a monetary payment, the FHFA’s and FDIC’s previously pending lawsuits against AFI were dismissed.
Consolidation and Basis of Presentation
The Consolidated Financial Statements include our accounts and accounts of our majority-owned subsidiaries, after eliminating intercompany balances and transactions, and include all variable interest entities (VIEs) in which we are the primary beneficiary. Refer to Note 9 for further details on our VIEs. Our accounting and reporting policies conform to accounting principles generally accepted in the United States of America (GAAP). Additionally, where applicable, the policies conform to the accounting and reporting guidelines prescribed by bank regulatory authorities.
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
Ally Financial Inc. • Form 10-K

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
Securities
Our portfolio of securities includes government securities, corporate bonds, asset- and mortgage-backed securities (MBS), interests in securitization trusts, equity securities, and other investments. Securities are classified based on management's intent. Our securities are primarily classified as available-for-sale and carried at fair value with unrealized gains and losses included in accumulated other comprehensive income or loss, on an after-tax basis. Premiums and discounts on debt securities are amortized as an adjustment to investment yield generally over the stated maturity of the security. We employ a systematic methodology that considers available evidence in evaluating potential other-than-temporary impairment of our investments classified as available-for-sale. If the cost of an investment exceeds its fair value, we evaluate, among other factors, the magnitude and duration of the decline in fair value. We also evaluate the financial health of and business outlook for the issuer, the performance of the underlying assets for interests in securitized assets, and our intent and ability to hold the investment.
Once a decline in fair value of a debt security is determined to be other-than-temporary, an impairment charge for the credit component is recorded to other gain (loss) on investments, net, in our Consolidated Statement of Income, and a new cost basis in the investment is established. Noncredit component losses of a debt security are recorded in other comprehensive income (loss) when we do not intend to sell the security or it is not more likely than not that we will have to sell the security prior to the security's anticipated recovery. Subsequent increases and decreases to the fair value of available-for-sale securities are included in other comprehensive income (loss), so long as they are not attributable to another other-than-temporary impairment.
Realized gains and losses on investment securities are reported in other gain (loss) on investments, net, and are determined using the specific identification method.
For information on investment securities refer to Note 6.
Finance Receivables and Loans
Finance receivables and loans are reported at the principal amount outstanding, net of unearned income, premiums and discounts, and allowances. Unearned income, which includes unearned rate support received from an automotive manufacturer on certain automotive loans and deferred origination fees reduced by origination costs, is amortized over the contractual life of the related finance receivable or loan using the effective interest method. We make incentive payments for consumer automobile loan originations to automotive dealers under our Ally Dealer Rewards Program and account for these payments as direct loan origination costs. Loan commitment fees are generally deferred and amortized over the commitment period. For information on finance receivables and loans, refer to Note 7.
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

•	Consumer automobile — Consists of retail automobile financing for new and used vehicles.

•	Consumer mortgage — Consists of first mortgage, subordinate-lien mortgages and home equity loans.

•	Commercial — Consists of the following classes of finance receivables.

•	Commercial and Industrial

•
Automobile — Consists of financing operations to fund dealer purchases of new and used vehicles through wholesale or floorplan financing. Additional commercial offerings include automotive dealer term loans, revolving lines of credit, and dealer fleet financing.

•	Mortgage — Consists primarily of warehouse lending.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

•	Other — Consists of senior secured commercial lending.

•	Commercial Real Estate — Automobile — Consists of term loans to finance dealership land and buildings.
Nonaccrual Loans
Revenue recognition is suspended when any finance receivables and loans are placed on nonaccrual status. Generally, all classes of finance receivables and loans are placed on nonaccrual status when principal or interest has been delinquent for 90 days or when full collection is determined not to be probable. Exceptions include commercial real estate loans that are placed on nonaccrual status when delinquent for 60 days. These loans are reported as nonperforming loans in Note 7. Revenue accrued, but not collected, at the date finance receivables and loans are placed on nonaccrual status is reversed and subsequently recognized only to the extent it is received in cash or until it qualifies for return to accrual status. However, where there is doubt regarding the ultimate collectability of loan principal, all cash received is applied to reduce the carrying value of such loans. Finance receivables and loans are restored to accrual status only when contractually current and the collection of future payments is reasonably assured.
Generally, we recognize all classes of loans as past due when they are 30 days delinquent on making a contractually required payment.
Impaired Loans
All classes of loans are considered impaired when we determine it is probable that we will be unable to collect all amounts due (both principal and interest) according to the terms of the loan agreement.
For all classes of consumer loans, impaired loans are loans that have been modified in troubled debt restructurings (TDRs).
All classes of commercial loans are considered impaired on an individual basis and reported as impaired when we determine it is probable that we will be unable to collect all amounts due according to the terms of the loan agreement.
With exception of certain consumer TDRs that have been returned to accruing status, for all classes of impaired loans, income recognition is consistent with that of nonaccrual loans discussed above. For collateral dependent loans, if the recorded investment in impaired loans exceeds the fair value of the collateral, a charge-off is recorded consistent with the TDR discussion below.
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
For all classes of consumer loans, various qualitative factors are utilized for assessing the financial difficulty of the borrower. These include, but are not limited to, the borrowers default status on any of its debts, bankruptcy and recent changes in financial circumstances (loss of job, etc.). A concession has been granted when as a result of the modification we do not expect to collect all amounts due, including interest accrued at the original contract rate. Types of modifications that may be considered concessions include, but are not limited to, extensions of terms at a rate that does not constitute a market rate, a reduction, deferral or forgiveness of principal or interest owed and loans that have been discharged in a Chapter 7 Bankruptcy and have not been reaffirmed by the borrower.
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
A restructuring that results in only a delay in payment that is deemed to be insignificant is not a concession and the modification is not considered to be a TDR. In order to assess whether a restructuring that results in a delay in payment is insignificant, we consider the amount of the restructured payments subject to delay in conjunction with the unpaid principal balance or the collateral value of the loan, whether or not the delay is significant with respect to the frequency of payments under the original contract, or the loan's original expected duration. In the cases where payment extensions on our automobile loan portfolio cumulatively extend beyond 90 days and are more than 10% of the original contractual term or any cumulative extension beyond 180 days, we deem the delay in payment to be more than insignificant, and as such, classify these types of modifications as TDRs. Otherwise, we believe that the modifications do not represent a concessionary modification and accordingly, they are not classified as TDRs.
For all classes of commercial loans, similar qualitative factors are considered when assessing the financial difficulty of the borrower. In addition to the factors noted above, consideration is also given to the borrower's forecasted ability to service the debt in accordance with the contractual terms, possible regulatory actions and other potential business disruptions (e.g., the loss of a significant customer or other revenue stream). Consideration of a concession is also similar for commercial loans. In addition to the factors noted above, consideration is also given to whether additional guarantees or collateral have been provided.

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
The financial impacts of modifications that meet the definition of a TDR are reported in the period in which they are identified as TDRs. Additionally, if a loan that is classified as a TDR redefaults within twelve months of the modification, we are required to disclose the instances of redefault. For the purpose of this disclosure, we have determined that a loan is considered to have redefaulted when the loan meets the requirements for evaluation under our charge-off policy except for commercial loans where redefault is defined as 90 days past due.
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
Charge-offs
As a general rule, consumer automobile loans are written down to estimated collateral value, less costs to sell, once a loan becomes 120 days past due. In our consumer mortgage segment, first-lien mortgages and a subset of our home equity portfolio that are secured by real estate in a first-lien position are written down to the estimated fair value of the collateral, less costs to sell, once a mortgage loan becomes 180 days past due. Consumer mortgage loans that represent second-lien positions are charged off at 180 days past due. Consumer mortgage loans within our second-lien portfolio in bankruptcy that are 60 days past due are fully charged off within 60 days of receipt of notification of filing from the bankruptcy court. Consumer automobile and first-lien consumer mortgage loans in bankruptcy that are 60 days past due are written down to the estimated fair value of the collateral, less costs to sell, within 60 days of receipt of notification of discharge from the bankruptcy court. Regardless of other timelines noted within this policy, loans are considered collateral dependent once foreclosure or repossession proceedings begin and are charged off to the estimated fair value of the underlying collateral, less costs to sell at that time.
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
Allowance for Loan Losses
The allowance for loan losses (the allowance) is management's estimate of incurred losses in the lending portfolios. We determine the amount of the allowance required for each of our portfolio segments based on its relative risk characteristics. The evaluation of these factors for both consumer and commercial finance receivables and loans involves quantitative analysis combined with sound management judgment. Additions to the allowance are charged to current period earnings through the provision for loan losses; amounts determined to be uncollectible are charged directly against the allowance, net of amounts recovered on previously charged-off accounts.
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
For the purpose of calculating portfolio-level reserves, we have grouped our loans into three portfolio segments: consumer automobile, consumer mortgage, and commercial. The allowance consists of the combination of a quantitative assessment component based on statistical models, a retrospective evaluation of actual loss information to loss forecasts, and includes a qualitative component based on management judgment. Management takes into consideration relevant qualitative factors, including external and internal trends such as the impacts of changes in underwriting standards, collections and account management effectiveness, geographic concentrations, and economic events, among other factors, that have occurred but are not yet reflected in the quantitative assessment component. Qualitative adjustments are documented, reviewed, and approved through our established risk governance processes. Refer to Note 7 for information on the allowance for loan losses.

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
Our methodology and policies with respect to the allowance for loan losses for our consumer automobile portfolio segment did not change during 2013.
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
Our methodology and policies with respect to the allowance for loan losses for our consumer mortgage portfolio segment did not change during 2013.
Commercial Loans
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

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
Our methodology and policies with respect to the allowance for loan losses for our commercial portfolio segment did not change during 2013.
Securitizations and Variable Interest Entities
We securitize, transfer, and service consumer automobile loans, operating leases, and wholesale loans. Securitization transactions typically involve the use of variable interest entities and are accounted for either as sales or secured financings. We may retain economic interests in the securitized and sold assets, which are generally retained in the form of senior or subordinated interests, interest- or principal-only strips, cash reserve accounts, residual interests, and servicing rights.
In order to conclude whether or not a variable interest entity is required to be consolidated, careful consideration and judgment must be given to our continuing involvement with the variable interest entity. In circumstances where we have both the power to direct the activities of the entity that most significantly impact the entity's performance and the obligation to absorb losses or the right to receive benefits of the entity that could be significant, we would conclude that we would consolidate the entity, which would also preclude us from recording an accounting sale on the transaction. In the case of a consolidated variable interest entity, the accounting is consistent with a secured financing, (i.e., we continue to carry the loans and we record the related securitized debt on our balance sheet).
In transactions where either one or both of the power or economic criteria mentioned above are not met, we then must determine whether or not we achieve a sale for accounting purposes. In order to achieve a sale for accounting purposes, the assets being transferred must be legally isolated, not be constrained by restrictions from further transfer, and be deemed to be beyond our control. If we were to fail any of the three criteria for sale accounting, the accounting would be consistent with the preceding paragraph (i.e., a secured borrowing). Refer to Note 9 for discussion on variable interest entities.
Gains or losses on off-balance sheet securitizations take into consideration the fair value of the retained interests including the value of certain servicing assets or liabilities, if any, which are initially recorded at fair value at the date of sale. The estimate of the fair value of the retained interests and servicing requires us to exercise significant judgment about the timing and amount of future cash flows from the interests. Refer to Note 24 for a discussion of fair value estimates.
Gains or losses on off-balance sheet securitizations and sales are reported in gain (loss) on mortgage and automotive loans, net, in our Consolidated Statement of Income for consumer automobile loans, and wholesale loans. Declines in the fair value of retained interests below the carrying amount are reflected in other comprehensive income, or as other gain on investments, net, in our Consolidated Statement of Income if such declines are determined to be other-than-temporary or if the interests are classified as trading. Retained interests, as well as any purchased securities, are generally included in available-for-sale investment securities, trading investment securities, or other assets. Designation as available-for-sale or trading depends on management's intent. Securities that are noncertificated and cash reserve accounts related to securitizations are included in other assets on our Consolidated Balance Sheet.
We retain servicing responsibilities for all of our consumer automobile loan, operating lease, and wholesale loan securitizations. We may receive servicing fees based on the securitized loan balances and certain ancillary fees, all of which are reported in servicing fees in the Consolidated Statement of Income.
Whether on- or off-balance sheet, the investors in the securitization trusts generally have no recourse to our assets outside of customary market representation and warranty repurchase provisions.
Mortgage Servicing Rights
We capitalized the value expected to be realized from performing specified mortgage servicing activities for others as mortgage servicing rights (MSRs) when the expected future cash flows from servicing were projected to be more than adequate compensation for such activities. These capitalized servicing rights were purchased or retained upon sale or securitization of mortgage loans. MSRs were not recorded on securitizations accounted for as secured financings.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

We measured all mortgage servicing assets and liabilities at fair value. We defined our servicing rights based on both the availability of market inputs and the manner in which we managed the risks of our servicing assets and liabilities. We leveraged all available relevant market data to determine the fair value of our recognized servicing assets and liabilities. We sold our remaining MSRs during the year ended December 31, 2013. Refer to Note 10 for further details.
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
Investment in Operating Leases
Investment in operating leases represents the automobiles that are underlying the automotive lease contracts and is reported at cost, less accumulated depreciation and net of impairment charges and origination fees or costs. Depreciation of vehicles is generally provided on a straight-line basis to an estimated residual value over the lease term. Manufacturer support payments that we receive are treated as a reduction to the cost-basis in the underlying lease asset, which has the effect of reducing depreciation expense over the life of the contract. We periodically evaluate our depreciation rate for leased vehicles based on projected residual values. Income from operating lease assets that includes lease origination fees, net of lease origination costs, is recognized as operating lease revenue on a straight-line basis over the scheduled lease term.
We have significant investments in the residual values of the assets in our operating lease portfolio. The residual values represent an estimate of the values of the assets at the end of the lease contracts. At contract inception, we determine the projected residual value based on an internal evaluation of the expected future value. This evaluation is based on a proprietary model, which includes variables such as age, mileage, seasonality, segment factors, vehicle type, economic indicators and production cycle. This internally generated data is compared against third party, independent data for reasonableness and analysis. Realization of the residual values is dependent on our future ability to market the vehicles under the prevailing market conditions. Over the life of the lease, we evaluate the adequacy of our estimate of the residual value and may make adjustments to the depreciation rates to the extent the expected value of the vehicle (including any residual support payments) at lease termination changes. In addition to estimating the residual value at lease termination, we also evaluate the current value of the operating lease asset and test for impairment to the extent necessary based on market considerations and portfolio characteristics. Impairment is determined to exist if the undiscounted expected future cash flows are lower than the carrying value of the asset. If our operating lease assets are considered to be impaired, the impairment is measured as the amount by which the carrying amount of the assets exceeds the fair value as estimated by discounted cash flows. The accrual of revenue on operating leases is generally discontinued at the time an account is determined to be uncollectible, at the earliest of time of repossession, within 60 days of bankruptcy notification and greater than 60 days past due, or greater than 120 days past due.
When a lease vehicle is returned to us, the asset is reclassified from investment in operating leases, net, to other assets and recorded at the lower-of-cost or estimated fair value, less costs to sell, on our Consolidated Balance Sheet.
Impairment of Long-lived Assets
The carrying value of long-lived assets (including property and equipment) are evaluated for impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable from the estimated undiscounted future cash flows expected to result from their use and eventual disposition. Recoverability of assets to be held and used is measured by a comparison of their carrying amount to future net undiscounted cash flows expected to be generated by the assets. If these assets are considered to be impaired, the impairment is measured as the amount by which the carrying amount of the assets exceeds the fair value as estimated by discounted cash flows. No material impairment was recognized in 2013, 2012, or 2011.
An impairment test on an asset group to be sold or otherwise disposed of is performed upon occurrence of a triggering event or when certain criteria are met (e.g., the asset is planned to be disposed of within twelve months, appropriate levels of authority have approved the sale, there is an active program to locate a buyer, etc.), which cause the disposal group to be classified as held-for-sale. Long-lived assets held-for-sale are recorded at the lower of their carrying amount or estimated fair value less cost to sell. If the carrying value of the assets held-for-sale exceeds the fair value less cost to sell, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets less cost to sell. During 2013, 2012, and 2011, impairment losses were recognized on asset groups that were classified as held-for-sale or disposed of by sale. Refer to Note 2 for a discussion of discontinued and held-for-sale operations.
Property and Equipment
Property and equipment stated at cost, net of accumulated depreciation and amortization, are reported in other assets on our Consolidated Balance Sheet. Included in property and equipment are certain buildings, furniture and fixtures, leasehold improvements, company vehicles, IT hardware and software, and capitalized software costs. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, which generally ranges from three to thirty years. Capitalized software is generally amortized on a straight-line basis over its useful life, which generally ranges from three to five years. Capitalized software that is not expected to provide substantive service potential or for which development costs significantly exceed the amount originally expected is considered impaired and written down to fair value. Software expenditures that are considered general, administrative, or of a maintenance nature are expensed as incurred.

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
Legal and Regulatory Reserves
Reserves for legal and regulatory matters are established when those matters present loss contingencies that are both probable and estimable, with a corresponding amount recorded to other noninterest expense. In cases where we have an accrual for losses, it is our policy to include an estimate for probable and estimable legal expenses related to the case. If, at the time of evaluation, the loss contingency related to a legal or regulatory matter is not both probable and estimable, we do not establish an accrued liability. We continue to monitor legal and regulatory matters for further developments that could affect the requirement to establish a liability or that may impact the amount of a previously established liability. There may be exposure to loss in excess of any amounts recognized. For certain other matters where the risk of loss is determined to be reasonably possible, estimable, and material to the financial statements, disclosure regarding details of the matter and an estimated range of loss is required. The estimated range of possible loss does not represent our maximum loss exposure. Financial statement disclosure is also required for matters that are deemed probable or reasonably possible, material to the financial statements, but for which an estimated range of loss is not possible to determine. While we believe our reserves are adequate, the outcome of legal and regulatory proceedings is extremely difficult to predict and we may settle claims or be subject to judgments for amounts that differ from our estimates. For information regarding the nature of all material contingencies, refer to Note 29.
Loan Repurchase and Obligations Related to Loan Sales
Our mortgage operations has sold consumer loans through securitization transactions involving the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac), and the Government National Mortgage Association (Ginnie Mae) (collectively, the Government-sponsored Enterprises, or GSEs) and via whole-loan transactions directly to third party investors. In connection with these activities we provide to the GSEs and third party investors various representations and warranties related to the loans sold. These representations and warranties generally relate to, among other things, the ownership of the loan, the validity of the lien securing the loan, the loan's compliance with the criteria for inclusion in the transaction, including compliance with underwriting standards or loan criteria established by the buyer, ability to deliver required documentation and compliance with applicable laws. Generally, the representations and warranties described in Note 29 may be enforced at any time over the life of the loan.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

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
Derivative Instruments and Hedging Activities
We primarily use derivative instruments for risk management purposes. Some of our derivative instruments are designated in qualifying hedge accounting relationships; other derivative instruments do not qualify for hedge accounting or are not elected to be designated in a qualifying hedging relationship. In accordance with applicable accounting standards, all derivative financial instruments, whether designated for hedge accounting or not, are required to be recorded on the balance sheet as assets or liabilities and measured at fair value. Additionally, we report derivative financial instruments on the Consolidated Balance Sheet primarily on a gross basis. For additional information on derivative instruments and hedging activities, refer to Note 21.
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
Changes in the fair value of derivative financial instruments held for risk management purposes that are not designated for hedge accounting under GAAP are reported in current period earnings.
Income Taxes
Our income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management's best assessment of estimated future taxes to be paid. We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.
Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise we consider all available positive and negative evidence including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, we begin with historical results adjusted for the results of discontinued operations and changes in accounting policies and incorporate assumptions including the amount of future state, federal and foreign pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. For additional information regarding our provision for income taxes, refer to Note 22.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

We recognize the financial statement effects of uncertain income tax positions when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. Also, we recognize accrued interest and penalties related to uncertain income tax positions in interest expense and other operating expenses, respectively.
Share-based Compensation
Under accounting guidance for share-based compensation, compensation cost recognized includes cost for share-based awards. For certain share-based awards compensation cost is ratably charged to expense over the applicable service periods. For other share-based awards, the awards require liability treatment and are remeasured quarterly at fair value, as determined by the Board of Directors, until they are paid, with changes in fair value charged to compensation expense in the period in which the change occurs. Refer to Note 23 for a discussion of our share-based compensation plans.
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
Recently Adopted Accounting Standards
Balance Sheet - Disclosures about Offsetting Assets and Liabilities (ASU 2011-11 and ASU 2013-01)
As of January 1, 2013, we adopted ASU 2011-11, which amends ASC 210, Balance Sheet. This ASU contains new disclosure requirements regarding the nature of an entity's rights of offset and related arrangements associated with its financial instruments and derivative instruments. In addition, we adopted ASU 2013-01, which simply clarified the scope of ASU 2011-11. The new disclosures will give financial statement users information about both gross and net exposures. ASU 2011-11 and ASU 2013-01 were required to be applied retrospectively. Since the guidance relates only to disclosure of information, the adoption did not have an impact to our consolidated financial condition or results of operations.
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
Derivatives and Hedging - Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (ASU 2013-10)
As of July 17, 2013, we adopted ASU 2013-10, which amends ASC 815, Derivatives and Hedging. The ASU established the Fed Funds Effective Swap Rate (OIS) as an additional U.S. benchmark interest rate for hedge accounting purposes. Prior to the ASU's addition of the OIS as a benchmark rate, only interest rates on direct Treasury obligations and the LIBOR swap rate were considered to be such benchmarks. Amendments of the update also remove the restriction on using different benchmark rates for similar hedges. The amendments were effective prospectively when entering into new or redesignating existing hedging relationships on or after July 17, 2013. Since the new guidance simply allows for an additional hedge index to be utilized for hedge accounting purposes, the implementation of this guidance has not had a material effect on our consolidated financial condition or results of operations.
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
Foreign Currency Matters - Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (ASU 2013-05)
In March 2013, the FASB issued ASU 2013-05. This ASU requires a reporting entity that ceases to have a controlling financial interest, in a subsidiary or group of assets or a business, within a foreign entity to release any related Cumulative Translation Adjustment (CTA) into

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

net income. The CTA should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity. For an equity method investment that is a foreign entity, a pro rata portion of the CTA should be released into net income upon a partial sale of such an investment. This ASU clarifies that the sale of an investment in a foreign entity includes both events that result in the loss of a controlling financial interest in a foreign entity, irrespective of any retained investment, and events that result in step acquisition under which an acquirer obtains control of an acquiree in which it held an equity interest immediately before the acquisition date. Under these circumstances, the CTA should be released into net income upon their occurrence. ASU 2013-04 will be effective for us prospectively on January 1, 2014. Management is currently assessing the potential impact of the application of this guidance. However, since the guidance is prospective and we have sold or exited substantially all of our international businesses, it is not expected to have a material effect on our consolidated financial condition or results of operations.
Income Taxes - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11)
In July 2013, the FASB issued ASU 2013-11. This ASU requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The guidance further includes an exception that if a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available to settle any additional income taxes that would result from the disallowance of a tax position at the reporting date or the tax law of the applicable jurisdiction does not require the entity to use them and the entity does not intend to use them, the deferred tax asset for such purpose should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments are effective for us beginning on January 1, 2014. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Early adoption and retrospective application are permitted. The adoption of this guidance is not expected to have a material effect to our consolidated financial condition or results of operations.
Investments - Accounting for Investments in Qualified Affordable Housing Projects (ASU 2014-01)
In January 2014, the FASB issued ASU 2014-01. The amendments in this ASU allow an entity to make an accounting policy election to account for investments in qualified affordable housing projects using a proportional amortization method, if certain conditions are met. Under the election, the entity would amortize the initial cost of the investment in proportion to the tax credits and other benefits received while recognizing the net investment performance in the statement of comprehensive income as a component of income tax expense. The amendments are effective for us beginning on January 1, 2015. The amendments should be applied retrospectively to all periods presented. Early adoption is permitted. Management is assessing the impact of the adoption of this guidance in order to determine if our affordable housing investments will qualify for the election and whether or not we will choose to exercise the election.
Receivables - Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (ASU 2014-04)
In January 2014, the FASB issued ASU 2014-04. The amendments in this ASU clarify the timing for which an entity should reclassify a loan that has been foreclosed or where an in substance repossession to real estate owned. The guidance requires such reclassification to occur when the entity obtains legal title upon completion of foreclosure or the borrower conveys all interest in the residential real estate property to the entity to satisfy the loan through completion of a deed in lieu of foreclosure or similar legal agreement. In addition, the ASU clarifies that redemption rights of the borrower should be ignored for purposes of determining whether legal title has transferred. The amendments are effective for us beginning on January 1, 2015. The amendments can be applied using either a modified retrospective or prospective basis. Under the modified retrospective approach, the entity should record a cumulative-effect adjustment to residential consumer mortgage loans and residential real estate owned as of the beginning of the annual period for which the amendments are effective. Early adoption is permitted. Management is assessing the impact of the adoption of this guidance.
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
Select Insurance Operations
During the second quarter of 2013, we sold our Mexican insurance business, ABA Seguros. During the first quarter of 2013, we completed the sale of our U.K.-based operations that provided vehicle service contracts and insurance products internationally. During the second quarter of 2011, we completed the sale of our U.K. consumer property and casualty insurance business.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Select Automotive Finance Operations
During the fourth quarter of 2012, we committed to sell our automotive finance operations in Europe and Latin America to General Motors Financial Company, Inc. (GM Financial). On the same date, we entered into an agreement with GM Financial to acquire our international operations and 40% interest in a motor vehicle finance joint venture in China. As of December 31, 2013, our interest in the motor vehicle finance joint venture in China is the only remaining component of the disposal group for which the sale has not been completed. No impairment was recognized to present the operations at the lower-of-cost or fair value. We expect to complete the sale of the joint venture in China during 2014.
During the fourth quarter of 2013, we completed the sale of our Latin American operations in Brazil. During the second quarter of 2013, we completed the sale of our operations in Europe and the majority of Latin America. The transaction included European operations in Germany, the United Kingdom, Italy, Sweden, Switzerland, Austria, Belgium, France and the Netherlands, and Latin America operations in Mexico, Chile, and Colombia. During the first quarter of 2013, we sold our Canadian automotive finance operations, Ally Credit Canada Limited and ResMor Trust. During the first quarter of 2012, we completed the sale of our Venezuela operations. During the first quarter of 2011, we completed the sale of our Ecuador operations.
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

Year ended December 31, ($ in millions)	2013		2012	2011
Select Mortgage operations
Total net revenue	$—		$439	$562
Pretax loss including direct costs to transact a sale (a) (b)	(1,741)		(1,282)	(811)
Tax (benefit) expense (c)	(592)		(443)	2
Select Insurance operations
Total net revenue	$190		$625	$710
Pretax income including direct costs to transact a sale (a)	319	(d)	86	145
Tax (benefit) expense (c)	(14)		53	39
Select Automotive Finance operations
Total net revenue	$572		$1,503	$1,690
Pretax income including direct costs to transact a sale (a)	660	(e)	786	820
Tax (benefit) expense (c)	(101)		235	92
Select Corporate and Other operations
Total net revenue	$—		$11	$7
Pretax income	—		83	44
Tax expense	—		2	3

(a)	Includes certain treasury and other corporate activity recognized by Corporate and Other.

(b)	Includes the results of ResCap. Refer to Note 1 for more information regarding the Debtors' bankruptcy.

(c)	Includes certain income tax activity recognized by Corporate and Other.

(d)	Includes recognized pretax gain of $274 million in connection with the sale of our Mexican insurance business, ABA Seguros.

(e)
Includes recognized pretax loss of $488 million in connection with the sale of our European and Latin American automotive finance operations and pretax gain of $888 million in connection with the sale of our Canadian automotive finance operations, Ally Credit Canada Limited and ResMor Trust.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Held-for-sale Operations
The assets and liabilities of operations held-for-sale are summarized below.

December 31, ($ in millions)	Select Insurance operations (a)	Select Automotive Finance operations (b)	Total held-for-sale operations
2013
Assets
Other assets	$—	$516	$516
Total assets	$—	$516	$516
2012
Assets
Cash and cash equivalents
Noninterest-bearing	$8	$100	$108
Interest-bearing	119	1,918	2,037
Total cash and cash equivalents	127	2,018	2,145
Investment securities	576	424	1,000
Finance receivables and loans, net
Finance receivables and loans, net of unearned income	—	25,835	25,835
Allowance for loan losses	—	(208)	(208)
Total finance receivables and loans, net	—	25,627	25,627
Investment in operating leases, net	—	144	144
Premiums receivable and other insurance assets	277	—	277
Other assets	94	2,942	3,036
Impairment on assets of held-for-sale operations	(53)	—	(53)
Total assets	$1,021	$31,155	$32,176
Liabilities
Interest-bearing deposit liabilities	$—	$3,907	$3,907
Short-term borrowings	—	2,800	2,800
Long-term debt	—	13,514	13,514
Interest payable	—	177	177
Unearned insurance premiums and service revenue	506	—	506
Accrued expenses and other liabilities	297	1,498	1,795
Total liabilities	$803	$21,896	$22,699

(a)	Includes our U.K.-based operations that provide vehicle service contracts and insurance products, and ABA Seguros.

(b)	Includes our Canadian operations sold to Royal Bank of Canada and international entities being sold to GM Financial.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

3.    Insurance Premiums and Service Revenue Earned
The following table is a summary of insurance premiums and service revenue written and earned.

	2013		2012		2011
Year ended December 31, ($ in millions)	Written	Earned	Written	Earned	Written	Earned
Insurance premiums
Direct	$270	$305	$332	$335	$342	$309
Assumed	61	58	44	49	38	76
Gross insurance premiums	331	363	376	384	380	385
Ceded	(172)	(120)	(141)	(109)	(129)	(126)
Net insurance premiums	159	243	235	275	251	259
Service revenue	838	769	826	780	788	894
Insurance premiums and service revenue written and earned	$997	$1,012	$1,061	$1,055	$1,039	$1,153
4.     Other Income, Net of Losses
Details of other income, net of losses, were as follows.

Year ended December 31, ($ in millions)	2013	2012	2011
Late charges and other administrative fees	$94	$83	$82
Remarketing fees	82	63	96
Mortgage processing fees and other mortgage income	81	475	236
Fair value adjustment on derivatives (a)	24	(30)	(125)
Securitization income	23	45	199
Other, net	79	101	133
Total other income, net of losses	$383	$737	$621

(a)	Refer to Note 21 for a description of derivative instruments and hedging activities.
5.     Other Operating Expenses
Details of other operating expenses were as follows.

Year ended December 31, ($ in millions)	2013	2012	2011
Insurance commissions	$370	$382	$431
Technology and communications	346	317	342
Professional services	176	149	171
Lease and loan administration	173	325	201
Advertising and marketing	136	145	150
Regulatory and licensing fees	116	118	124
Provision for legal and regulatory settlements (a)	105	6	2
Mortgage representation and warranty obligation, net	104	171	—
Premises and equipment depreciation	81	76	70
Vehicle remarketing and repossession	60	52	84
Occupancy	44	50	47
Other	270	271	361
Total other operating expenses	$1,981	$2,062	$1,983

(a)
Results for the year ended December 31, 2013 include a $98 million settlement charge related to Consent Orders issued by the Consumer Financial Protection Bureau (CFPB) and the U.S. Department of Justice (DOJ) pertaining to the allegation of disparate impact in the automotive finance business. Refer to Note 29 for additional details.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

6.     Investment Securities
Our portfolio of securities includes bonds, equity securities, asset- and mortgage-backed securities, interests in securitization trusts, and other investments. The cost, fair value, and gross unrealized gains and losses on available-for-sale securities were as follows.

	2013				2012
	Amortized cost	Gross unrealized		Fair value	Amortized cost	Gross unrealized		Fair value
December 31, ($ in millions)		gains	losses			gains	losses
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$1,495	$1	$(69)	$1,427	$2,212	$3	$(1)	$2,214
U.S. States and political subdivisions	316	—	(1)	315	—	—	—	—
Foreign government	287	4	(3)	288	295	8	—	303
Mortgage-backed residential (a)	11,131	49	(398)	10,782	6,779	130	(3)	6,906
Mortgage-backed commercial	39	—	—	39	—	—	—	—
Asset-backed	2,207	15	(3)	2,219	2,309	32	(1)	2,340
Corporate debt	1,052	23	(6)	1,069	1,209	57	(3)	1,263
Total debt securities	16,527	92	(480)	16,139	12,804	230	(8)	13,026
Equity securities	898	74	(28)	944	1,193	32	(73)	1,152
Total available-for-sale securities (b)	$17,425	$166	$(508)	$17,083	$13,997	$262	$(81)	$14,178

(a)	Residential mortgage-backed securities include agency-backed bonds totaling $8,266 million and $4,983 million at December 31, 2013, and December 31, 2012, respectively.

(b)
Certain entities related to our Insurance operations are required to deposit securities with state regulatory authorities. These deposited securities totaled $15 million and $15 million at December 31, 2013, and December 31, 2012, respectively.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The maturity distribution of available-for-sale debt securities outstanding is summarized in the following tables. Prepayments may cause actual maturities to differ from scheduled maturities.

	Total		Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years (a)
($ in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
December 31, 2013
Fair value of available-for-sale debt securities (b)
U.S. Treasury and federal agencies	$1,427	1.3%	$9	3.0%	$766	1.2%	$652	1.3%	$—	—%
U.S. States and political subdivisions	315	3.3	39	1.3	10	0.6	102	2.6	164	4.3
Foreign government	288	2.7	18	2.7	105	2.4	164	2.9	1	2.7
Mortgage-backed residential	10,782	2.7	—	—	90	2.1	3	4.2	10,689	2.7
Mortgage-backed commercial	39	1.3	—	—	—	—	—	—	39	1.3
Asset-backed	2,219	2.0	76	2.4	1,483	1.9	491	1.9	169	2.7
Corporate debt	1,069	4.1	24	3.4	547	3.0	430	5.3	68	5.7
Total available-for-sale debt securities	$16,139	2.5	$166	2.3	$3,001	1.9	$1,842	2.5	$11,130	2.7
Amortized cost of available-for-sale debt securities	$16,527		$165		$3,000		$1,882		$11,480
December 31, 2012
Fair value of available-for-sale debt securities (b)
U.S. Treasury and federal agencies	$2,214	0.9%	$422	—%	$682	0.7%	$1,110	1.4%	$—	—%
Foreign government	303	2.5	1	2.2	136	1.8	166	3.0	—	—
Mortgage-backed residential	6,906	2.7	—	—	—	—	35	4.3	6,871	2.7
Asset-backed	2,340	2.1	—	—	1,543	2.0	510	1.7	287	3.3
Corporate debt	1,263	5.1	9	3.2	560	4.0	596	6.0	98	5.8
Total available-for-sale debt securities	$13,026	2.4	$432	0.1	$2,921	2.0	$2,417	2.6	$7,256	2.6
Amortized cost of available-for-sale debt securities	$12,804		$431		$2,880		$2,369		$7,124

(a)	Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment options.

(b)	Yields on tax-exempt obligations are computed on a tax-equivalent basis.
The balances of cash equivalents were $2.4 billion and $3.4 billion at December 31, 2013, and December 31, 2012, respectively, and were composed primarily of money market accounts and short-term securities, including U.S. Treasury bills.
The following table presents gross gains and losses realized upon the sales of available-for-sale securities and other-than-temporary impairment.

Year ended December 31, ($ in millions)	2013	2012	2011
Gross realized gains	$221	$241	$297
Gross realized losses	(21)	(34)	(28)
Other-than-temporary impairment	(20)	(61)	(11)
Other gain on investments, net	$180	$146	$258

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following table presents interest and dividends on available-for-sale securities.

Year ended December 31, ($ in millions)	2013	2012	2011
Taxable interest	$297	$262	$325
Taxable dividends	25	30	25
Interest and dividends exempt from U.S. federal income tax	3	—	—
Interest and dividends on available-for-sale securities	$325	$292	$350
Certain available-for-sale securities were sold at a loss in 2013, 2012, and 2011 as a result of market conditions within these respective periods (e.g., a downgrade in the rating of a debt security). The table below summarizes available-for-sale securities in an unrealized loss position in accumulated other comprehensive income. Based on the methodology described below that was applied to these securities, we believe that the unrealized losses relate to factors other than credit losses in the current market environment. As of December 31, 2013, we did not have the intent to sell the debt securities with an unrealized loss position in accumulated other comprehensive income, and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. As of December 31, 2013, we had the ability and intent to hold equity securities with an unrealized loss position in accumulated other comprehensive income, and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. As a result, we believe that the securities with an unrealized loss position in accumulated other comprehensive income are not considered to be other-than-temporarily impaired at December 31, 2013. Refer to Note 1 for additional information related to investment securities and our methodology for evaluating potential other-than-temporary impairments.

	2013				2012
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
December 31, ($ in millions)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$1,405	$(69)	$—	$—	$244	$(1)	$—	$—
U.S. States and political subdivisions	212	(1)	—	—	—	—	—	—
Foreign government	114	(3)	—	—	11	—	—	—
Mortgage-backed	7,503	(388)	100	(10)	493	(2)	23	(1)
Asset-backed	407	(3)	1	—	143	(1)	1	—
Corporate debt	310	(6)	3	—	120	(2)	15	(1)
Total temporarily impaired debt securities	9,951	(470)	104	(10)	1,011	(6)	39	(2)
Temporarily impaired equity securities	167	(12)	100	(16)	380	(39)	218	(34)
Total temporarily impaired available-for-sale securities	$10,118	$(482)	$204	$(26)	$1,391	$(45)	$257	$(36)

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

7.     Finance Receivables and Loans, Net
The composition of finance receivables and loans, net, reported at carrying value before allowance for loan losses was as follows.

December 31, ($ in millions)	2013	2012
Consumer automobile (a)	$56,417	$53,715
Consumer mortgage (b) (c)	8,444	9,821
Commercial
Commercial and industrial
Automobile	30,948	30,270
Mortgage	—	—
Other	1,664	2,697
Commercial real estate - Automobile	2,855	2,552
Total commercial	35,467	35,519
Total finance receivables and loans (d)	$100,328	$99,055

(a)	Includes $1 million of fair value adjustment for loans in hedge accounting relationships at December 31, 2013. Refer to Note 21 for additional information.

(b)
Includes interest-only mortgage loans of $1.5 billion and $2.1 billion at December 31, 2013, and December 31, 2012, respectively, the majority of which are expected to start principal amortization in 2015 or beyond.

(c)	Includes domestic consumer mortgages at a fair value of $1 million at December 31, 2013, as a result of fair value option election.

(d)	Totals are net of unearned income, unamortized premiums and discounts, and deferred fees and costs of $595 million and $895 million at December 31, 2013, and December 31, 2012, respectively.
The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans.

($ in millions)	Consumer automobile	Consumer mortgage	Commercial	Total
Allowance at January 1, 2013	$575	$452	$143	$1,170
Charge-offs	(639)	(93)	(5)	(737)
Recoveries	237	18	10	265
Net charge-offs	(402)	(75)	5	(472)
Provision for loan losses	490	13	(2)	501
Other	10	(1)	—	9
Allowance at December 31, 2013	$673	$389	$146	$1,208
Allowance for loan losses
Individually evaluated for impairment	$23	$199	$26	$248
Collectively evaluated for impairment	650	190	120	960
Loans acquired with deteriorated credit quality	—	—	—	—
Finance receivables and loans at historical cost
Ending balance	56,417	8,443	35,467	100,327
Individually evaluated for impairment	281	919	204	1,404
Collectively evaluated for impairment	56,128	7,524	35,263	98,915
Loans acquired with deteriorated credit quality	8	—	—	8

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

($ in millions)	Consumer automobile	Consumer mortgage	Commercial	Total
Allowance at January 1, 2012	$766	$516	$221	$1,503
Charge-offs	(616)	(149)	(11)	(776)
Recoveries	247	11	44	302
Net charge-offs	(369)	(138)	33	(474)
Provision for loan losses	257	86	(14)	329
Other (a)	(79)	(12)	(97)	(188)
Allowance at December 31, 2012	$575	$452	$143	$1,170
Allowance for loan losses
Individually evaluated for impairment	$16	$186	$26	$228
Collectively evaluated for impairment	556	266	117	939
Loans acquired with deteriorated credit quality	3	—	—	3
Finance receivables and loans at historical cost
Ending balance	53,715	9,821	35,519	99,055
Individually evaluated for impairment	260	873	1,538	2,671
Collectively evaluated for impairment	53,425	8,948	33,981	96,354
Loans acquired with deteriorated credit quality	30	—	—	30

(a)	Includes provision for loan losses relating to discontinued operations of $65 million.
The following table presents information about significant sales of finance receivables and loans recorded at historical cost and transfers of finance receivables and loans from held-for-investment to held-for-sale.

December 31, ($ in millions)	2013	2012
Consumer automobile	$—	$1,960
Consumer mortgage	—	40
Commercial	65	96
Total sales and transfers	$65	$2,096

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following table presents an analysis of our past due finance receivables and loans, net, recorded at historical cost reported at carrying value before allowance for loan losses.

December 31, ($ in millions)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total finance receivables and loans
2013
Consumer automobile	$1,145	$255	$157	$1,557	$54,860	$56,417
Consumer mortgage	82	31	124	237	8,206	8,443
Commercial
Commercial and industrial
Automobile	—	—	36	36	30,912	30,948
Mortgage	—	—	—	—	—	—
Other	—	—	—	—	1,664	1,664
Commercial real estate - Automobile	—	—	6	6	2,849	2,855
Total commercial	—	—	42	42	35,425	35,467
Total consumer and commercial	$1,227	$286	$323	$1,836	$98,491	$100,327
2012
Consumer automobile	$920	$213	$138	$1,271	$52,444	$53,715
Consumer mortgage	81	43	174	298	9,523	9,821
Commercial
Commercial and industrial
Automobile	—	—	16	16	30,254	30,270
Mortgage	—	—	—	—	—	—
Other	—	—	1	1	2,696	2,697
Commercial real estate - Automobile	—	—	8	8	2,544	2,552
Total commercial	—	—	25	25	35,494	35,519
Total consumer and commercial	$1,001	$256	$337	$1,594	$97,461	$99,055
The following table presents the carrying value before allowance for loan losses of our finance receivables and loans recorded at historical cost on nonaccrual status.

December 31, ($ in millions)	2013	2012
Consumer automobile	$329	$260
Consumer mortgage	192	382
Commercial
Commercial and industrial
Automobile	116	146
Mortgage	—	—
Other	74	33
Commercial real estate - Automobile	14	37
Total commercial	204	216
Total consumer and commercial finance receivables and loans	$725	$858
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

	2013			2012
December 31, ($ in millions)	Performing	Nonperforming	Total	Performing	Nonperforming	Total
Consumer automobile	$56,088	$329	$56,417	$53,455	$260	$53,715
Consumer mortgage	8,251	192	8,443	9,439	382	9,821
The following table presents pass and criticized credit quality indicators based on regulatory definitions for our commercial finance receivables and loans recorded at historical cost reported at carrying value before allowance for loan losses.

	2013			2012
December 31, ($ in millions)	Pass	Criticized (a)	Total	Pass	Criticized (a)	Total
Commercial
Commercial and industrial
Automobile	$29,194	$1,754	$30,948	$28,978	$1,292	$30,270
Mortgage	—	—	—	—	—	—
Other	1,388	276	1,664	2,417	280	2,697
Commercial real estate - Automobile	2,770	85	2,855	2,440	112	2,552
Total commercial	$33,352	$2,115	$35,467	$33,835	$1,684	$35,519

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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following table presents information about our impaired finance receivables and loans recorded at historical cost.

December 31, ($ in millions)	Unpaid principal balance	Carrying value before allowance	Impaired with no allowance	Impaired with an allowance	Allowance for impaired loans
2013
Consumer automobile	$281	$281	$—	$281	$23
Consumer mortgage	924	919	128	791	199
Commercial
Commercial and industrial
Automobile	116	116	57	59	7
Mortgage	—	—	—	—	—
Other	74	74	—	74	16
Commercial real estate - Automobile	14	14	9	5	3
Total commercial	204	204	66	138	26
Total consumer and commercial finance receivables and loans	$1,409	$1,404	$194	$1,210	$248
2012
Consumer automobile	$260	$260	$90	$170	$16
Consumer mortgage	958	873	124	749	186
Commercial
Commercial and industrial
Automobile	146	146	54	92	7
Mortgage	—	—	—	—	—
Other	33	33	9	24	7
Commercial real estate - Automobile	37	37	9	28	12
Total commercial	216	216	72	144	26
Total consumer and commercial finance receivables and loans	$1,434	$1,349	$286	$1,063	$228
The following tables present average balance and interest income for our impaired finance receivables and loans.

	2013		2012		2011
Year ended December 31, ($ in millions)	Average balance	Interest income	Average balance	Interest income	Average balance	Interest income
Consumer automobile	$278	$18	$131	$12	$35	$2
Consumer mortgage	908	29	693	28	553	22
Commercial
Commercial and industrial
Automobile	152	6	178	8	303	19
Mortgage	—	—	5	—	19	6
Other	72	2	32	6	84	1
Commercial real estate
Automobile	29	1	64	1	126	7
Mortgage	—	—	6	—	40	1
Total commercial	253	9	285	15	572	34
Total consumer and commercial finance receivables and loans	$1,439	$56	$1,109	$55	$1,160	$58
Troubled Debt Restructurings
TDRs are loan modifications where concessions were granted to borrowers experiencing financial difficulties. Numerous initiatives are in place to provide support to our mortgage customers in financial distress, including principal forgiveness, maturity extensions, delinquent interest capitalization, and changes to contractual interest rates. Additionally for automobile loans, we may offer several types of assistance to aid our customers, including extension of the loan maturity date and rewriting the loan terms. Total TDRs recorded at historical cost and

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

reported at carrying value before allowance for loan losses were $1.3 billion at December 31, 2013, reflecting an increase of $112 million from December 31, 2012. Refer to Note 1 for additional information.
The following table presents information related to finance receivables and loans recorded at historical cost modified in connection with a TDR during the period.

	2013 (a)			2012 (a)
Year ended December 31, ($ in millions)	Number of loans	Pre-modification carrying value before allowance	Post-modification carrying value before allowance	Number of loans	Pre-modification carrying value before allowance	Post-modification carrying value before allowance
Consumer automobile	19,388	$297	$249	36,285	$407	$295
Consumer mortgage	1,092	278	234	2,969	436	350
Commercial
Commercial and industrial
Automobile	8	37	37	9	15	15
Mortgage	—	—	—	—	—	—
Other	4	80	78	—	—	—
Commercial real estate - Automobile	5	20	20	8	14	13
Total commercial	17	137	135	17	29	28
Total consumer and commercial finance receivables and loans	20,497	$712	$618	39,271	$872	$673

(a)	Due to recent industry practice, bankruptcy loans that have not been reaffirmed have been included within our TDR population beginning in the fourth quarter of 2012.
The following table presents information about finance receivables and loans recorded at historical cost that have redefaulted during the reporting period and were within 12 months or less of being modified as a TDR. Redefault is when finance receivables and loans meet the requirements for evaluation under our charge-off policy (Refer to Note 1 for additional information) except for commercial finance receivables and loans, where redefault is defined as 90 days past due.

	2013 (a)			2012 (a)
Year ended December 31, ($ in millions)	Number of loans	Carrying value before allowance	Charge-off amount	Number of loans	Carrying value before allowance	Charge-off amount
Consumer automobile	6,038	$75	$37	2,290	$26	$12
Consumer mortgage	32	8	1	153	19	3
Commercial
Commercial and industrial - Automobile	—	—	—	4	3	—
Commercial real estate - Automobile	—	—	—	3	3	—
Total commercial	—	—	—	7	6	—
Total consumer and commercial finance receivables and loans	6,070	$83	$38	2,450	$51	$15

(a)	Due to recent industry practice, bankruptcy loans that have not been reaffirmed have been included within our TDR population beginning in the fourth quarter of 2012.
At December 31, 2013, and December 31, 2012, commercial commitments to lend additional funds to debtors owing receivables whose terms had been modified in a TDR were $26 million and $25 million, respectively.
Concentration Risk
Consumer
We monitor our consumer loan portfolio for concentration risk across the geographies in which we lend. The highest concentrations of loans are in Texas and California, which represent an aggregate of 21.1% of our total outstanding consumer finance receivables and loans at December 31, 2013.
Concentrations in our mortgage portfolio are closely monitored given the volatility of the housing markets. Our consumer mortgage loan concentrations in California, Florida, and Michigan receive particular attention as the real estate value depreciation in these states has been the most severe.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following table shows the percentage of total consumer finance receivables and loans recorded at historical cost reported at carrying value before allowance for loan losses by geographic region.

	2013 (a)		2012
December 31,	Automobile	1st Mortgage and home equity	Automobile	1st Mortgage and home equity
Texas	13.2%	5.8%	12.9%	5.8%
California	5.8	29.5	5.6	29.2
Florida	7.0	3.6	6.7	3.6
Pennsylvania	5.3	1.7	5.2	1.6
Illinois	4.4	4.4	4.3	4.8
Michigan	4.4	3.9	5.0	4.1
New York	4.3	1.9	4.6	2.0
Georgia	4.0	2.1	3.7	1.9
Ohio	4.0	0.7	4.0	0.8
North Carolina	3.4	1.9	3.3	2.0
Other United States	44.2	44.5	44.7	44.2
Total consumer loans	100.0%	100.0%	100.0%	100.0%

(a)	Presentation is in descending order as a percentage of total consumer finance receivables and loans at December 31, 2013.
Commercial Real Estate
The commercial real estate portfolio consists of loans issued primarily to automotive dealers. The following table shows the percentage of total commercial real estate finance receivables and loans reported at carrying value before allowance for loan losses by geographic region.

December 31,	2013	2012
Geographic region
Texas	13.2%	13.0%
Florida	12.6	11.7
Michigan	11.6	12.6
California	9.2	9.3
New York	4.5	4.9
North Carolina	4.1	3.9
Virginia	3.8	3.9
Pennsylvania	3.3	3.3
Georgia	3.1	3.0
Illinois	2.5	1.8
Other United States	32.1	32.6
Total commercial real estate finance receivables and loans	100.0%	100.0%

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

December 31,	2013	2012
Industry
Automotive	91.4%	85.7%
Electronics	3.4	1.2
Services	2.5	4.9
Other	2.7	8.2
Total commercial criticized finance receivables and loans	100.0%	100.0%
8.     Investment in Operating Leases, Net
Investments in operating leases were as follows.

December 31, ($ in millions)	2013	2012
Vehicles and other equipment	$21,125	$16,009
Accumulated depreciation	(3,445)	(2,459)
Investment in operating leases, net	$17,680	$13,550
Depreciation expense on operating lease assets includes remarketing gains and losses recognized on the sale of operating lease assets. The following summarizes the components of depreciation expense on operating lease assets.

Year ended December 31, ($ in millions)	2013	2012	2011
Depreciation expense on operating lease assets (excluding remarketing gains)	$2,327	$1,515	$1,158
Remarketing gains	(332)	(116)	(217)
Depreciation expense on operating lease assets	$1,995	$1,399	$941
The following table presents the future lease nonresidual rental payments due from customers for equipment on operating leases.

Year ended December 31, ($ in millions)
2014	$2,942
2015	1,890
2016	733
2017	22
2018 and after	—
Total	$5,587
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
Due to the deconsolidation of ResCap, our mortgage securitization activity and involvement with certain mortgage-related VIEs has substantially decreased. Refer to Note 1 for additional information related to ResCap. We no longer securitize consumer mortgage loans through transactions involving GSEs, or through private-label mortgage securitizations. Accordingly, the discussion below represents our current involvement with variable interest entities as of December 31, 2013, except where otherwise stated or where comparative information is presented.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

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
In executing a securitization transaction, we typically sell pools of financial assets to a wholly owned, bankruptcy-remote SPE, which then transfers the financial assets to a separate, transaction-specific securitization entity for cash, servicing rights, and in some transactions, other retained interests. The securitization entity is funded through the issuance of beneficial interests in the securitized financial assets. The beneficial interests take the form of either notes or trust certificates, which are sold to investors and/or retained by us. These beneficial interests are collateralized by the transferred leases and loans and entitle the investors to specified cash flows generated from the underlying securitized assets. In addition to providing a source of liquidity and cost-efficient funding, securitizing these leases and financial assets also reduces our credit exposure to the borrowers beyond any economic interest we may retain.
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
Other than customary representation and warranty provisions, these securitizations are nonrecourse to us, thereby transferring the risk of future credit losses to the extent the beneficial interests in the securitization entities are held by third parties. Representation and warranty provisions generally require us to repurchase loans or indemnify the investor or other party for incurred losses to the extent it is determined that the loans were ineligible or were otherwise defective at the time of sale. Refer to Note 29 for detail on representation and warranty provisions. We did not provide any noncontractual financial support to any of these entities during 2013 or 2012.
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
We are generally determined to be the primary beneficiary in VIEs established for our securitization activities when we have a controlling financial interest in the VIE, primarily due to our servicing activities, and we hold a significant beneficial interest in the VIE. The consolidated VIEs included in the Consolidated Balance Sheet represent separate entities with which we are involved. The third-party investors in the obligations of consolidated VIEs have legal recourse only to the assets of the VIEs and do not have such recourse to us,

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

except for the customary representation and warranty provisions or when we are the counterparty to certain derivative transactions involving the VIE. In addition, the cash flows from the assets are restricted only to pay such liabilities. Thus, our economic exposure to loss from outstanding third-party financing related to consolidated VIEs is significantly less than the carrying value of the consolidated VIE assets. All assets of consolidated VIEs, presented below based upon the legal transfer of the underlying assets in order to reflect legal ownership, are restricted for the benefit of the beneficial interest holders. Refer to Note 24 for discussion of the assets and liabilities for which the fair value option has been elected.
The nature, purpose, and activities of nonconsolidated securitization entities are similar to those of our consolidated securitization entities with the primary difference being the nature and extent of our continuing involvement. We are generally not determined to be the primary beneficiary in VIEs established for our securitization activities when we either do not hold potentially significant variable interests or do not provide servicing or asset management functions for the financial assets held by the securitization entity. Additionally, to qualify for off-balance sheet treatment, transfers of financial assets must meet appropriate sale accounting conditions. For nonconsolidated securitization entities, the transferred financial assets are removed from our balance sheet provided the conditions for sale accounting are met. The financial assets obtained from the securitization are primarily reported as cash, servicing rights, or retained interests (if applicable). Typically, we conclude that the fee we are paid for servicing consumer automobile finance receivables represents adequate compensation, and consequently, we do not recognize a servicing asset or liability. Liabilities incurred as part of these securitization transactions, such as representation and warranty provisions, are recorded at fair value at the time of sale and are reported as accrued expenses and other liabilities on our Consolidated Balance Sheet. Upon the sale of the loans, we recognize a gain or loss on sale for the difference between the assets recognized, the assets derecognized, and the liabilities recognized as part of the transaction.
The pretax gains recognized on financial assets sold into nonconsolidated securitization and similar asset-backed financing entities for consumer mortgage - GSEs were $112 million, $629 million, and $131 million for the years ended December 31, 2013, 2012, and 2011, respectively. There were no pretax gains recognized for consumer automobile for the years ended December 31, 2013 and 2011, and $6 million for the year ended December 31, 2012.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Our involvement with consolidated and nonconsolidated VIEs in which we hold variable interests is presented below.

December 31, ($ in millions)	Consolidated involvement with VIEs (a)		Assets of nonconsolidated VIEs (a)		Maximum exposure to loss in nonconsolidated VIEs
2013
On-balance sheet variable interest entities
Consumer automobile	$19,072
Commercial automobile	20,511
Commercial other	564
Off-balance sheet variable interest entities
Consumer automobile	—		$899		$899	(b)
Commercial other	(24)	(c)	—	(d)	40
Total	$40,123		$899		$939
2012
On-balance sheet variable interest entities
Consumer automobile	$28,566
Commercial automobile	23,139
Commercial other	728
Off-balance sheet variable interest entities
Consumer automobile	—		$1,495		$1,495	(b)
Consumer mortgage — other	—		—	(d)	12	(e)
Commercial other	(28)	(c)	—	(d)	85
Total	$52,405		$1,495		$1,592

(a)	Asset values represent the current unpaid principal balance of outstanding consumer finance receivables and loans within the VIEs.

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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

On-balance Sheet Variable Interest Entities
The consolidated VIEs included in the Consolidated Balance Sheet represent separate entities with which we are involved. The third-party investors in the obligations of consolidated VIEs have legal recourse only to the assets of the VIEs and do not have such recourse to us, except for the customary representation and warranty provisions or when we are the counterparty to certain derivative transactions involving the VIE. In addition, the cash flows from the assets are restricted only to pay such liabilities. Thus, our economic exposure to loss from outstanding third-party financing related to consolidated VIEs is significantly less than the carrying value of the consolidated VIE assets. All assets of consolidated VIEs, presented below based upon the legal transfer of the underlying assets in order to reflect legal ownership, are restricted for the benefit of the beneficial interest holders. Refer to Note 24 for discussion of the assets and liabilities for which the fair value option has been elected.

December 31, ($ in millions)	2013	2012
Assets
Finance receivables and loans, net
Consumer	$13,291	$13,671
Commercial	18,974	17,839
Allowance for loan losses	(174)	(144)
Total finance receivables and loans, net	32,091	31,366
Investment in operating leases, net	4,620	6,060
Other assets	3,436	2,868
Assets of operations held-for-sale	—	12,139
Total assets	$40,147	$52,433
Liabilities
Short-term borrowings	$250	$400
Long-term debt	24,147	26,461
Interest payable	—	1
Accrued expenses and other liabilities	43	16
Liabilities of operations held-for-sale	—	9,686
Total liabilities	$24,440	$36,564

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Cash Flows with Off-balance Sheet Variable Interest Entities
The following table summarizes cash flows received and paid related to securitization entities, asset-backed financings, or other similar transfers of financial assets where the transfer is accounted for as a sale and we have a continuing involvement with the transferred assets (e.g., servicing) that were outstanding in 2013, 2012, and 2011. Additionally, this table contains information regarding cash flows received from and paid to nonconsolidated securitization entities that existed during each period.

Year ended December 31, ($ in millions)	Consumer automobile	Consumer mortgage GSEs	Consumer mortgage private-label
2013
Cash proceeds from transfers completed during the period	$—	$8,676	$—
Servicing fees	13	70	—
Representations and warranties obligations	—	(66)	—
Other cash flows	—	70	—
2012
Cash proceeds from transfers completed during the period	$1,979	$32,796	$5
Cash flows received on retained interests in securitization entities	—	—	71
Servicing fees	12	693	63
Purchases of previously transferred financial assets	—	(876)	(12)
Representations and warranties obligations	—	(108)	(7)
Other cash flows	—	(96)	255
2011
Cash proceeds from transfers completed during the period	$—	$59,815	$722
Cash flows received on retained interests in securitization entities	—	—	68
Servicing fees	—	999	201
Purchases of previously transferred financial assets	—	(2,537)	(222)
Representations and warranties obligations	—	(143)	(38)
Other cash flows	—	(13)	187
The following tables represent on-balance sheet loans held-for-sale and finance receivable and loans, off-balance sheet securitizations, and whole-loan sales where we have continuing involvement. The table presents quantitative information about delinquencies and net credit losses.

	Total Amount		Amount 60 days or more past due		Net credit losses
December 31, ($ in millions)	2013	2012	2013	2012	2013	2012
On-balance sheet loans
Consumer automobile	$56,417	$53,715	$412	$351	$402	$369
Consumer mortgage	8,460	12,311	164	241	75	8
Commercial automobile	33,803	32,822	42	24	2	(1)
Commercial mortgage	—	—	—	—	—	(1)
Commercial other	1,683	2,783	—	1	(7)	(31)
Total on-balance sheet loans	100,363	101,631	618	617	472	344
Off-balance sheet securitization entities
Consumer automobile	899	1,495	3	4	3	2
Consumer mortgage - GSEs (a)	—	119,384	—	1,892	n/m	n/m
Total off-balance sheet securitization entities	899	120,879	3	1,896	3	2
Whole-loan transactions (b)	2,848	6,756	69	129	6	16
Total	$104,110	$229,266	$690	$2,642	$481	$362
n/m = not meaningful

(a)	Anticipated credit losses are not meaningful due to the GSE guarantees.

(b)	Whole-loan transactions are not part of a securitization transaction, but represent consumer automobile and consumer mortgage pools of loans sold to third-party investors.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

10.     Servicing Activities
Mortgage Servicing Rights
The following table summarizes past activity related to mortgage servicing rights (MSRs), which were carried at fair value. Management estimated fair value using our transaction data and other market data or, in periods when there were limited MSRs market transactions that were directly observable, internally developed discounted cash flow models (an income approach) were used to estimate the fair value. These internal valuation models estimated net cash flows based on internal operating assumptions that we believed would be used by market participants in orderly transactions combined with market-based assumptions for loan prepayment rates, interest rates, and discount rates that we believed approximate yields required by investors in this asset.

Year ended December 31, ($ in millions)	2013	2012 (a)
Estimated fair value at January 1,	$952	$2,519
Additions	60	240
Sales (b)	(911)	—
Changes in fair value
Due to changes in valuation inputs or assumptions used in the valuation model	(32)	(282)
Other changes in fair value	(69)	(395)
Deconsolidation of ResCap	—	(1,130)
Estimated fair value at December 31,	$—	$952

(a)	Includes activities of our discontinued operations.

(b)	Includes the sales of agency MSRs to Ocwen Financial Corp. (Ocwen) and Quicken Loans, Inc. (Quicken) on April 1, 2013 and April 16, 2013, respectively.
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model included all changes due to a revaluation by a model or by a benchmarking exercise. Other changes in fair value primarily included the accretion of the present value of the discount related to forecasted cash flows and the economic runoff of the portfolio.
The key economic assumptions and sensitivity of the fair value of MSRs to immediate 10% and 20% adverse changes in those assumptions were as follows.

($ in millions)	December 31, 2013	December 31, 2012
Weighted average life (in years)	n/a	4.6
Weighted average prepayment speed	n/a	13.5%
Impact on fair value of 10% adverse change	n/a	$(77)
Impact on fair value of 20% adverse change	n/a	(144)
Weighted average discount rate	n/a	7.7%
Impact on fair value of 10% adverse change	n/a	$(10)
Impact on fair value of 20% adverse change	n/a	(19)
n/a = not applicable
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
Risk Mitigation Activities
The primary risk of servicing rights is interest rate risk and the resulting impact on prepayments. A significant decline in interest rates could lead to higher-than-expected prepayments that could reduce the value of the MSRs. We previously economically hedged the impact of these risks with both derivative and nonderivative financial instruments. Refer to Note 21 for additional information regarding the derivative financial instruments used to economically hedge MSRs.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The components of servicing valuation and hedge activities, net, were as follows.

Year ended December 31, ($ in millions)	2013	2012	2011
Change in estimated fair value of mortgage servicing rights	$(101)	$(560)	$(793)
Change in fair value of derivative financial instruments	(112)	556	359
Servicing asset valuation and hedge activities, net	$(213)	$(4)	$(434)
Mortgage Servicing Fees
The components of mortgage servicing fees were as follows.

Year ended December 31, ($ in millions)	2013	2012	2011
Contractual servicing fees, net of guarantee fees and including subservicing	$62	$281	$344
Late fees	2	7	9
Ancillary fees	4	12	12
Total mortgage servicing fees	$68	$300	$365
Automobile Finance Servicing Activities
We service consumer automobile contracts. Historically, we have sold a portion of our consumer automobile contracts. With respect to contracts we sell, we retain the right to service and earn a servicing fee for our servicing function. Typically, we conclude that the fee we are paid for servicing consumer automobile finance receivables represents adequate compensation, and consequently, we do not recognize a servicing asset or liability. We recognized automobile servicing fee income of $58 million, $109 million, and $160 million during the years ended December 31, 2013, 2012, and 2011, respectively.
Automobile Finance Serviced Assets
The total serviced automobile finance loans and leases outstanding were as follows.

December 31, ($ in millions)	2013	2012
On-balance sheet automobile finance loans and leases
Consumer automobile	$56,417	$53,715
Commercial automobile	33,803	32,822
Operating leases	17,680	13,550
Operations held-for-sale	—	25,979
Other	54	41
Off-balance sheet automobile finance loans
Loans sold to third-party investors
Securitizations	887	1,474
Whole-loan	2,748	6,541
Total serviced automobile finance loans and leases	$111,589	$134,122
11.    Premiums Receivable and Other Insurance Assets
Premiums receivable and other insurance assets consisted of the following.

December 31, ($ in millions)	2013	2012
Prepaid reinsurance premiums	$288	$236
Reinsurance recoverable on unpaid losses	182	234
Reinsurance recoverable on paid losses	13	40
Premiums receivable	85	108
Deferred policy acquisition costs	1,045	991
Total premiums receivable and other insurance assets	$1,613	$1,609

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

12.     Other Assets
The components of other assets were as follows.

December 31, ($ in millions)	2013	2012
Property and equipment at cost	$709	$693
Accumulated depreciation	(474)	(411)
Net property and equipment	235	282
Restricted cash collections for securitization trusts (a)	3,664	2,983
Deferred tax asset	2,040	1,190
Cash reserve deposits held-for-securitization trusts (b)	402	442
Fair value of derivative contracts in receivable position (c)	362	2,298
Nonmarketable equity securities	337	303
Collateral placed with counterparties	328	1,290
Unamortized debt issuance costs	312	425
Other accounts receivable	290	525
Restricted cash and cash equivalents	205	889
Other assets	1,414	1,281
Total other assets	$9,589	$11,908

(a)	Represents cash collection from customer payments on securitized receivables. These funds are distributed to investors as payments on the related secured debt.

(b)	Represents credit enhancement in the form of cash reserves for various securitization transactions.

(c)	For additional information on derivative instruments and hedging activities, refer to Note 21.
13.     Deposit Liabilities
Deposit liabilities consisted of the following.

December 31, ($ in millions)	2013	2012
Domestic deposits
Noninterest-bearing deposits	$60	$1,977
Interest-bearing deposits
Savings and money market checking accounts	21,210	13,871
Certificates of deposit	31,640	31,084
Dealer deposits	440	983
Total deposit liabilities	$53,350	$47,915
Historically, noninterest-bearing deposits primarily represented third-party escrows associated with our mortgage loan-servicing portfolio. See Note 10 for further detail relating to our MSRs sales during 2013. The escrow deposits are not subject to an executed agreement and can be withdrawn without penalty at any time. At December 31, 2013, and December 31, 2012, certificates of deposit included $13.1 billion and $12.0 billion, respectively, of domestic certificates of deposit in denominations of $100 thousand or more.
The following table presents the scheduled maturity of total certificates of deposit.

($ in millions)
Due in 2014	$15,483
Due in 2015	8,709
Due in 2016	4,275
Due in 2017	2,142
Due in 2018	1,031
Total certificates of deposit	$31,640

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

14.    Short-term Borrowings
The following table presents the composition of our short-term borrowings portfolio.

	2013			2012
December 31, ($ in millions)	Unsecured	Secured (a)	Total	Unsecured	Secured (a)	Total
Demand notes	$3,225	$—	$3,225	$3,094	$—	$3,094
Bank loans and overdrafts	—	—	—	167	—	167
Federal Home Loan Bank	—	3,570	3,570	—	3,800	3,800
Securities sold under agreements to repurchase (b)	—	1,500	1,500	—	—	—
Other (c)	—	250	250	—	400	400
Total short-term borrowings	$3,225	$5,320	$8,545	$3,261	$4,200	$7,461
Weighted average interest rate (d)			0.8%			1.0%

(a)	Refer to Note 15 for further details on assets restricted as collateral for payment of the related debt.

(b)
We periodically enter into term repurchase agreements, short-term borrowing arrangements in which we sell financial instruments to one or more investors while simultaneously committing to repurchase them at a specified future date, at the stated price plus accrued interest. The financial instruments sold under agreement to repurchase typically consist of U.S. government and agency securities.

(c)	Other relates to secured borrowings at our Commercial Finance Group.

(d)	Based on the debt outstanding and the interest rate at December 31 of each year.
15.    Long-term Debt
The following tables present the composition of our long-term debt portfolio.

December 31, ($ in millions)	Amount	Interest rate	Weighted average interest rate (a)	Due date range
2013
Unsecured debt
Fixed rate (b)	$21,367
Variable rate	2,755
Trust preferred securities	2,624
Fair value adjustment (c)	445
Total unsecured debt	27,191	0.32 - 10.29%	6.28%	2014 - 2049
Secured debt
Fixed rate	20,492
Variable rate	21,782
Total secured debt (d) (e)	42,274	0.40 - 4.59%	0.98%	2014 - 2022
Total long-term debt	$69,465
2012
Unsecured debt
Fixed rate (b)	$27,588
Variable rate	2,345
Trust preferred securities	2,623
Fair value adjustment (c)	1,094
Total unsecured debt	33,650	0.38 - 10.29%	6.72%	2013 - 2049
Secured debt
Fixed rate	20,076
Variable rate	20,835
Total secured debt (d) (e)	40,911	0.25 - 8.30%	1.10%	2013 - 2021
Total long-term debt	$74,561

(a)	Based on the debt outstanding and the interest rate at December 31 of each year.

(b)	Includes subordinated debt of $271 million at December 31, 2013 and $251 million at December 31, 2012.

(c)	Amount represents the hedge accounting adjustment of fixed-rate debt.

(d)	Includes $24.1 billion and $26.5 billion of VIE secured debt outstanding at December 31, 2013 and 2012, respectively.

(e)	Includes $15.1 billion and $13.5 billion of debt outstanding from the Automotive secured revolving credit facilities at December 31, 2013 and 2012, respectively.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

	2013			2012
December 31, ($ in millions)	Unsecured	Secured	Total	Unsecured	Secured	Total
Long-term debt
Due within one year	$5,321	$11,851	$17,172	$1,070	$11,503	$12,573
Due after one year	21,425	30,423	51,848	31,486	29,408	60,894
Fair value adjustment	445	—	445	1,094	—	1,094
Total long-term debt	$27,191	$42,274	$69,465	$33,650	$40,911	$74,561
The following table presents the scheduled remaining maturity of long-term debt, assuming no early redemptions will occur. The actual payment of secured debt may vary based on the payment activity of the related pledged assets.

Year ended December 31, ($ in millions)	2014	2015	2016	2017	2018	2019 and thereafter	Fair value adjustment	Total
Unsecured
Long-term debt	$5,511	$5,163	$1,934	$3,527	$1,278	$10,922	$445	$28,780
Original issue discount	(190)	(59)	(65)	(77)	(90)	(1,108)	—	(1,589)
Total unsecured	5,321	5,104	1,869	3,450	1,188	9,814	445	27,191
Secured
Long-term debt	11,851	13,819	7,861	5,211	2,256	1,276	—	42,274
Total long-term debt	$17,172	$18,923	$9,730	$8,661	$3,444	$11,090	$445	$69,465
To achieve the desired balance between fixed- and variable-rate debt, we utilize interest rate swap agreements. The use of these derivative financial instruments had the effect of synthetically converting $11.1 billion of our fixed-rate debt into variable-rate obligations and $4.9 billion of our variable-rate debt into fixed-rate obligations at December 31, 2013.
The following summarizes assets restricted as collateral for the payment of the related debt obligation primarily arising from securitization transactions accounted for as secured borrowings and repurchase agreements.

	2013		2012
December 31, ($ in millions)	Total	Ally Bank (a)	Total	Ally Bank (a)
Investment securities	$2,864	$2,864	$1,911	$1,911
Mortgage assets held-for-investment and lending receivables	8,524	8,524	9,866	9,866
Consumer automobile finance receivables	32,947	12,332	29,557	14,833
Commercial automobile finance receivables	21,249	21,249	19,606	19,606
Investment in operating leases, net	5,810	3,190	6,058	1,691
Other assets	563	—	999	272
Total assets restricted as collateral (b)	$71,957	$48,159	$67,997	$48,179
Secured debt (c)	$47,594	$27,818	$45,111	$29,162

(a)	Ally Bank is a component of the total column.

(b)
Ally Bank has an advance agreement with the Federal Home Loan Bank of Pittsburgh (FHLB) and had assets pledged to secure borrowings that were restricted as collateral to the FHLB totaling $12.7 billion and $12.6 billion at December 31, 2013, and 2012, respectively. These assets were composed primarily of consumer and commercial mortgage finance receivables and loans, net. Ally Bank has access to the Federal Reserve Bank Discount Window. Ally Bank had assets pledged and restricted as collateral to the Federal Reserve Bank totaling $3.2 billion and $1.9 billion at December 31, 2013, and 2012, respectively. These assets were composed of consumer mortgage finance receivables and loans, net; consumer automobile finance receivables and loans, net; and investment securities. Availability under these programs is only for the operations of Ally Bank and cannot be used to fund the operations or liabilities of Ally or its subsidiaries.

(c)	Includes $5.3 billion and $4.2 billion of short-term borrowings at December 31, 2013, and 2012, respectively.
Trust Preferred Securities
On December 30, 2009, we entered into a Securities Purchase and Exchange Agreement with U.S. Department of Treasury (Treasury) and GMAC Capital Trust I, a Delaware statutory trust (the Trust), which is a finance subsidiary that is wholly owned by Ally. As part of the agreement, the Trust sold to Treasury 2,540,000 trust preferred securities (TRUPS) issued by the Trust with an aggregate liquidation preference of $2.5 billion. Additionally, we issued and sold to Treasury a ten-year warrant to purchase up to 127,000 additional TRUPS with an aggregate liquidation preference of $127 million, at an initial exercise price of $0.01 per security, which Treasury immediately exercised in full. The Trust, as issuer of the TRUPS, is a variable interest entity which is not consolidated by Ally. Ally has issued junior subordinated notes to the Trust which are reflected as a component of our unsecured debt.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

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
Each Series 2 TRUPS security has a liquidation amount of $25. Distributions are cumulative and are payable until redemption at the applicable coupon rate. Distributions are payable at an annual rate of 8.125% payable quarterly in arrears, beginning August 15, 2011, to but excluding February 15, 2016. From and including February 15, 2016, to but excluding February 15, 2040, distributions will be payable at an annual rate equal to three-month London interbank offer rate plus 5.785% payable quarterly in arrears, beginning May 15, 2016. Ally has the right to defer payments of interest for a period not exceeding 20 consecutive quarters. The Series 2 TRUPS have no stated maturity date, but must be redeemed upon the redemption or maturity of the related debentures (Debentures), which mature on February 15, 2040. Ally at any time on or after February 15, 2016 may redeem the Series 2 TRUPS at a redemption price equal to 100% of the principal amount being redeemed, plus accrued and unpaid interest through the date of redemption. The Series 2 TRUPS are generally nonvoting, other than with respect to certain limited matters. During any period in which any Series 2 TRUPS remain outstanding but in which distributions on the Series 2 TRUPS have not been fully paid, none of Ally or its subsidiaries will be permitted to (i) declare or pay dividends on, make any distributions with respect to, or redeem, purchase, acquire or otherwise make a liquidation payment with respect to, any of Ally’s capital stock or make any guarantee payment with respect thereto; or (ii) make any payments of principal, interest, or premium on, or repay, repurchase or redeem, any debt securities or guarantees that rank on a parity with or junior in interest to the Debentures with certain specified exceptions in each case.
Covenants and Other Requirements
In secured funding transactions, there are trigger events that could cause the debt to be prepaid at an accelerated rate or could cause our usage of the credit facility to be discontinued. The triggers are generally based on the financial health and performance of the servicer as well as performance criteria for the pool of receivables, such as delinquency ratios, loss ratios, and commercial payment rates. During 2013, there were no trigger events that resulted in the repayment of debt at an accelerated rate or impacted the usage of our credit facilities.
Funding Facilities
We utilize both committed and other credit facilities. The amounts outstanding under our various funding facilities are included on our Consolidated Balance Sheet.
As of December 31, 2013, Ally Bank had exclusive access to $3.0 billion of funding capacity from committed credit facilities. Funding programs supported by the Federal Reserve and the FHLB, together with repurchase agreements, complement Ally Bank’s private committed facilities.
The total capacity in our committed funding facilities is provided by banks and other financial institutions through private transactions. The committed secured funding facilities can be revolving in nature and allow for additional funding during the commitment period, or they can be amortizing and not allow for any further funding after the closing date. At December 31, 2013, $22.4 billion of our $24.7 billion of committed capacity was revolving. Our revolving facilities generally have an original tenor ranging from 364 days to two years. As of December 31, 2013, we had $11.5 billion of committed funding capacity from revolving facilities with a remaining tenor greater than 364 days.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Committed Funding Facilities

	Outstanding		Unused capacity (a)		Total capacity
December 31, ($ in millions)	2013	2012	2013	2012	2013	2012
Bank funding
Secured	$2,750	$3,800	$250	$4,700	$3,000	$8,500
Parent funding
Unsecured (b)	—	118	—	25	—	143
Secured (c) (d) (e)	15,159	22,454	6,497	7,839	21,656	30,293
Total Parent funding	15,159	22,572	6,497	7,864	21,656	30,436
Shared capacity (f)	—	1,154	—	2,971	—	4,125
Total committed facilities	$17,909	$27,526	$6,747	$15,535	$24,656	$43,061

(a)
Funding from committed secured facilities is available on request in the event excess collateral resides in certain facilities or is available to the extent incremental collateral is available and contributed to the facilities.

(b)	Total unsecured parent funding capacity represented committed funding for our discontinued international automobile financing business.

(c)
Total secured parent funding capacity included committed funding for our discontinued international automobile financing business of $12.0 billion at December 31, 2012, with outstanding debt of $9.6 billion.

(d)
Total unused capacity included $2.2 billion at December 31, 2012 from certain committed funding arrangements that were generally reliant upon the origination of future automotive receivables available in 2013.

(e)	Includes the secured facilities of our Commercial Finance Group.

(f)
Funding was generally available for assets originated by Ally Bank or the parent company, Ally Financial Inc. Total shared facilities included committed funding for our discontinued international automobile financing business of $0.1 billion as of December 31, 2012, with outstanding debt of $0.1 billion.

16.    Accrued Expenses and Other Liabilities
The components of accrued expenses and other liabilities were as follows.

December 31, ($ in millions)	2013	2012
Employee compensation and benefits	$437	$494
Accounts payable	414	565
Fair value of derivative contracts in payable position (a)	317	2,468
Reserves for insurance losses and loss adjustment expenses	275	341
Collateral received from counterparties	159	941
Deferred revenue	122	97
Accrual related to ResCap Bankruptcy and deconsolidation (b)	—	750
Other liabilities (c)	673	929
Total accrued expenses and other liabilities	$2,397	$6,585

(a)	For additional information on derivative instruments and hedging activities, refer to Note 21.

(b)	Refer to Note 1 for more information regarding the Debtors' bankruptcy.

(c)
Includes $150 million and $0 accrual for insurance proceeds to be contributed to the ResCap estate at December 31, 2013, and December 31, 2012, respectively. Refer to Note 1 for more information regarding the Debtors' bankruptcy.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

17.    Equity
Common Stock
Our common stock has a par value of $0.01 and there are 1,547,779 shares authorized for issuance as of December 31, 2013. Our common stock is not registered with the Securities and Exchange Commission, and there is no established public trading market for the shares. Treasury held 63.4% of Ally common stock as of December 31, 2013. The following table presents changes in the number of shares issued and outstanding.

(in shares)	2013	2012	2011
Common stock
January 1,	1,330,970	1,330,970	1,330,970
New issuances
Private placement (a)	216,667	—	—
December 31,	1,547,637	1,330,970	1,330,970

(a)	On November 20, 2013, Ally completed its private placement of its common stock for an aggregate price of $1.3 billion.
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
On November 20, 2013, Ally completed its private placement of an aggregate of 216,667 shares of its common stock for an aggregate price of $1.3 billion and its repurchase of all 118,750,000 outstanding shares of the New MCP, held by Treasury, including payment for the elimination or relinquishment of any right to receive additional shares of common stock to be issued pursuant to Section 6(a)(i)(B) of the certificate of designations of the New MCP. Ally paid to Treasury a total of approximately $5.9 billion for the repurchase of the New MCP and Treasury's elimination of its share adjustment right in connection with the New MCP.
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
Immediately following the Amendment, the subsidiary of GM that held all of the outstanding Amended Series A Preferred Stock sold 100% of the stock in an offering registered with the SEC. Ally did not receive any proceeds from the sale.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

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
The Series G Preferred Stock accrues dividends at a rate of 7% per annum. Dividends are payable quarterly, in arrears, only if and when declared by Ally's Board of Directors. Subject to any other restrictions contained in the terms of any other series of stock or other agreements that Ally is or may become subject to, at Ally's option and subject to Ally having obtained any required regulatory approvals, Ally may, subject to certain conditions, redeem the Series G Preferred Stock, in whole or in part, at any time or from time to time, upon proper notice given, at a redemption price equal to the liquidation amount plus the amount of any accrued and unpaid dividends thereon through the date of redemption. Further, so long as any shares of Series G Preferred Stock remain outstanding, if any shares of Parity Stock (as defined in the certificate of designation for the Series G Preferred Stock) are redeemed, then shares of the Series G Preferred Stock shall also be redeemed on a pro rata basis based on the aggregate liquidation amount of the Series G Preferred Stock and such Parity Stock. The Series G Preferred Stock generally is nonvoting other than class-voting on certain matters under certain circumstances including generally, the authorization of senior capital stock or amendments that adversely impact the Series G Preferred Stock. Ally is generally prohibited from making any Restricted Payments on or prior to January 1, 2014, and may only make Restricted Payments after January 1, 2014, if certain conditions are satisfied. For this purpose, Restricted Payments include, subject to certain exceptions, any dividend payment or distribution of assets on any common stock or any redemption, purchase, or other acquisition of any shares of common stock.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following table summarizes information about our Series F-2, Series A, and Series G preferred stock.

December 31,	2013	2012
Mandatorily convertible preferred stock held by U.S. Department of Treasury
Series F-2 preferred stock
Carrying value ($ in millions)	$—	$5,685
Par value (per share)	0.01	0.01
Liquidation preference (per share)	50	50
Number of shares authorized	228,750,000	228,750,000
Number of shares issued and outstanding	—	118,750,000
Dividend/coupon	9%	9%
Preferred stock
Series A preferred stock (a)
Carrying value ($ in millions)	$1,021	$1,021
Par value (per share)	0.01	0.01
Liquidation preference (per share)	25	25
Number of shares authorized	160,870,560	160,870,560
Number of shares issued and outstanding	40,870,560	40,870,560
Dividend/coupon
Prior to May 15, 2016	8.5%	8.5%
On and after May 15, 2016	three month LIBOR + 6.243%	three month LIBOR + 6.243%
Series G preferred stock (b) (c)
Carrying value ($ in millions)	$234	$234
Par value (per share)	0.01	0.01
Liquidation preference (per share)	1,000	1,000
Number of shares authorized	2,576,601	2,576,601
Number of shares issued and outstanding	2,576,601	2,576,601
Dividend/coupon	7%	7%

(a)	Nonredeemable prior to May 15, 2016.

(b)
Pursuant to a registration rights agreement, we are required to maintain an effective shelf registration statement. In the event we fail to meet this obligation, we may be required to pay additional interest to the holders of the Series G Preferred Stock.

(c)	Redeemable beginning at December 31, 2011.
18.    Accumulated Other Comprehensive Income (Loss)
The following table presents changes, net of tax, in each component of accumulated other comprehensive income (loss).

($ in millions)	Unrealized (losses) gains on investment securities (a)	Translation adjustments and net investment hedges (b)	Cash flow hedges (b)	Defined benefit pension plans	Accumulated other comprehensive income (loss)
Balance at January 1, 2011	$(26)	$416	$6	$(137)	$259
2011 net change	(88)	(64)	—	(20)	(172)
Balance at December 31, 2011	(114)	352	6	(157)	87
2012 net change	190	16	(4)	22	224
Balance at December 31, 2012	76	368	2	(135)	311
2013 net change	(345)	(303)	3	58	(587)
Balance at December 31, 2013	$(269)	$65	$5	$(77)	$(276)

(a)	Represents the after-tax difference between the fair value and amortized cost of our available-for-sale securities portfolio.

(b)	For additional information on derivative instruments and hedging activities, refer to Note 21.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following table presents the before- and after-tax changes in each component of accumulated other comprehensive income (loss).

December 31, ($ in millions)	Before Tax		Tax Effect		After Tax
2013
Unrealized losses on investment securities
Net unrealized losses arising during the period	$(333)		$174		$(159)
Less: Net realized gains reclassified to income from continuing operations	180	(a)	(2)	(b)	178
Less: Net realized gains reclassified to income from discontinued operations, net of tax	10		(2)		8
Net change	(523)		178		(345)
Translation adjustments
Net unrealized losses arising during the period	(104)		24		(80)
Less: Net realized gains reclassified to income from discontinued operations, net of tax	337		92		429
Net change	(441)		(68)		(509)
Net investment hedges (c)
Net unrealized gains arising during the period	59		(22)		37
Less: Net realized losses reclassified to income from discontinued operations, net of tax	(250)		81		(169)
Net change	309		(103)		206
Cash flow hedges (c)
Net unrealized losses arising during the period	(1)		—		(1)
Less: Net realized losses reclassified to income from continuing operations	(7)	(d)	3	(b)	(4)
Net change	6		(3)		3
Defined benefit pension plans
Net unrealized gains arising during the period	26		(8)		18
Less: Net losses reclassified to income from continuing operations	(2)	(e)	—	(b)	(2)
Less: Net losses reclassified to income from discontinued operations, net of tax	(49)		11		(38)
Net change	77		(19)		58
Other comprehensive loss	$(572)		$(15)		$(587)

(a)	Includes gains reclassified to other gain on investments, net in our Consolidated Statement of Income.

(b)	Includes amounts reclassified to income tax (benefit) expense from continuing operations in our Consolidated Statement of Income.

(c)	For additional information on derivative instruments and hedging activities, refer to Note 21.

(d)	Includes losses reclassified to interest on long-term debt in our Consolidated Statement of Income.

(e)	Includes losses reclassified to compensation and benefits expense in our Consolidated Statement of Income.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

19.    Earnings per Common Share
The following table presents the calculation of basic and diluted earnings per common share.

Year ended December 31, ($ in millions except per share data)	2013	2012	2011
Net income (loss) from continuing operations	$416	$1,370	$(219)
Preferred stock dividends — U.S. Department of Treasury	(543)	(535)	(534)
Impact of repurchase of mandatorily convertible preferred stock held by U.S. Department of Treasury and elimination of share adjustment right (a)	(240)	—	—
Preferred stock dividends	(267)	(267)	(260)
Impact of preferred stock conversion or amendment	—	—	32
Net (loss) income from continuing operations attributable to common shareholders (b)	(634)	568	(981)
(Loss) income from discontinued operations, net of tax	(55)	(174)	62
Net (loss) income attributable to common shareholders	$(689)	$394	$(919)
Basic weighted-average common shares outstanding	1,355,375	1,330,970	1,330,970
Diluted weighted-average common shares outstanding (b)	1,355,375	1,330,970	1,330,970
Basic earnings per common share
Net (loss) income from continuing operations	$(468)	$427	$(738)
(Loss) income from discontinued operations, net of tax	(41)	(131)	47
Net (loss) income	$(509)	$296	$(691)
Diluted earnings per common share (b)
Net (loss) income from continuing operations	$(468)	$427	$(738)
(Loss) income from discontinued operations, net of tax	(41)	(131)	47
Net (loss) income	$(509)	$296	$(691)

(a)	Refer to Note 17 for further detail.

(b)
Due to the antidilutive effect of converting the Fixed Rate Cumulative Mandatorily Convertible Preferred Stock into common shares and the net loss from continuing operations attributable to common shareholders for 2013, and 2011, respectively, net (loss) income from continuing operations attributable to common shareholders and basic weighted-average common shares outstanding were used to calculate basic and diluted earnings per share.

The effects of converting the outstanding Fixed Rate Cumulative Mandatorily Convertible Preferred Stock into common shares are not included in the diluted earnings per share calculation for the years ended December 31, 2013, 2012, and 2011, respectively, as the effects would be antidilutive for those periods. As such, 288 thousand, 574 thousand, and 574 thousand of potential common shares were excluded from the diluted earnings per share calculation for the years ended December 31, 2013, 2012, and 2011, respectively.
20.    Regulatory Capital and Other Regulatory Matters
As a bank holding company, we and our wholly owned state-chartered banking subsidiary, Ally Bank, are subject to risk-based and leverage capital requirements issued by U.S. banking regulators that require us to maintain regulatory capital ratios above minimum levels. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary action by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements or the results of operations and financial condition of Ally and Ally Bank. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets and certain off-balance sheet items. Our capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.
A risk-based capital ratio is the ratio of a banking organization’s regulatory capital (numerator) to its risk-weighted assets (denominator). Under the existing Basel I capital rules, regulatory capital is divided into two tiers: Tier 1 capital and Tier 2 capital. Tier 1 capital generally consists of common equity, minority interests, qualifying noncumulative preferred stock, and the fixed rate cumulative preferred stock sold to Treasury under the Troubled Asset Relief Program (TARP), less goodwill and other adjustments. Tier 2 capital generally consists of perpetual preferred stock not qualifying as Tier 1 capital, limited amounts of subordinated debt and the allowance for loan losses, and other adjustments. The amount of Tier 2 capital may not exceed the amount of Tier 1 capital. Total regulatory capital is the sum of Tier 1 and Tier 2 capital. Under the existing Basel I capital rules, risk-weighted assets are determined by allocating assets and specified off-balance sheet financial instruments into several broad risk weight categories with higher risk weights (expressed in percentage) assigned to asset classes that present greater perceived risk. Under the existing Basel I capital rules, banking organizations are required to maintain a minimum Total risk-based capital ratio (Total capital to risk-weighted assets) of 8% and a Tier 1 risk-based capital ratio (Tier 1 capital to risk-weighted assets) of 4%.
The U.S. banking regulators also have established minimum leverage capital ratio requirements. The Tier 1 leverage ratio is defined as Tier 1 capital divided by adjusted quarterly average total assets (which reflect adjustments for disallowed goodwill and certain intangible assets). Under the existing Basel I capital rules, the minimum U.S. Tier 1 leverage ratio is 3% or 4% depending on factors specified in the regulations.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Under the U.S. banking regulators’ existing regulations, a banking organization meets the regulatory definition of “well-capitalized” when its Total risk-based capital ratio equals or exceeds 10% and its Tier 1 risk-based capital ratio equals or exceeds 6%; and for insured depository institutions, when its Tier 1 leverage ratio equals or exceeds 5%, unless subject to a regulatory directive to maintain higher capital levels. To maintain its status as a financial holding company, Ally and its bank subsidiary, Ally Bank, must remain “well-capitalized” and “well-managed,” as defined under applicable law.
As discussed below, the U.S. banking regulators have issued the U.S. Basel III final rules to replace the existing Basel I capital rules. Effective January 1, 2015, the “well-capitalized” standard for Ally Bank will be revised to reflect the higher capital requirements in the U.S. Basel III final rules.
In the context of capital planning and stress testing, the U.S. banking regulators have also developed a measure of capital called “Tier 1 common,” which is defined as Tier 1 capital less noncommon elements, including qualifying perpetual preferred stock, minority interest in subsidiaries, trust preferred securities, and mandatory convertible preferred securities. Tier 1 common is used by banking regulators, investors and analysts to assess and compare the quality and composition of Ally's capital with the capital of other financial services companies. Also, bank holding companies with total consolidated assets of $50 billion or more, such as Ally, must develop and maintain a capital plan annually, and among other elements, the capital plan must include a discussion of how we will maintain a pro forma Tier 1 common risk-based capital ratio (Tier 1 common to risk-weighted assets) above 5% under expected conditions and certain stressed scenarios.
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
The following table summarizes our capital ratios.

	2013		2012		Required minimum		Well-capitalized minimum
December 31, ($ in millions)	Amount	Ratio	Amount	Ratio
Risk-based capital
Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$15,165	11.79%	$20,232	13.13%	4.00%		6.00%
Ally Bank	15,159	16.73	14,136	16.26	4.00		6.00
Total (to risk-weighted assets)
Ally Financial Inc.	$16,405	12.76%	$21,669	14.07%	8.00%		10.00%
Ally Bank	15,809	17.45	14,827	17.06	8.00		10.00
Tier 1 leverage (to adjusted quarterly average assets) (a)
Ally Financial Inc.	$15,165	10.23%	$20,232	11.16%	3.00–4.00%		(b)
Ally Bank	15,159	15.77	14,136	15.30	15.00	(c)	5.00%
Tier 1 common (to risk-weighted assets)
Ally Financial Inc.	$11,366	8.84%	$10,749	6.98%	n/a		n/a
Ally Bank	15,159	16.73	14,136	16.26	n/a		n/a
n/a = not applicable

(a)	Federal regulatory reporting guidelines require the calculation of adjusted quarterly average assets using a daily average methodology.

(b)	Currently, there is no Tier 1 leverage component in the definition of "well-capitalized" for a bank holding company.

(c)	Ally Bank, in accordance with the CLMA, is required to maintain a Tier 1 leverage ratio of at least 15%.
At December 31, 2013, Ally and Ally Bank were “well-capitalized” and met all capital requirements to which each was subject.
Basel Capital Accord and Other Regulatory Matters
In December 2010, the Basel Committee on Banking Supervision (Basel Committee) reached an agreement on the Basel III capital framework, which was designed to increase the quality and quantity of regulatory capital by introducing new risk-based and leverage capital standards. In July 2013, the U.S. banking regulators finalized rules implementing the Basel III capital framework and related Dodd-Frank Act provisions. The U.S. Basel III final rules represent substantial revisions to the existing regulatory capital standards for U.S. banking organizations. Ally will become subject to the U.S. Basel III final rules beginning on January 1, 2015. Certain aspects of the U.S. Basel III final rules, including the new capital buffers and regulatory capital deductions, will be phased in over several years.
Once fully phased in, the U.S. Basel III final rules will subject Ally to a minimum Common Equity Tier 1 risk-based capital ratio of 4.5%, a minimum Tier 1 risk-based capital ratio of 6%, and a minimum Total risk-based capital ratio of 8% on a fully phased-in basis. Ally will also be subject to a 2.5% Common Equity Tier 1 capital conservation buffer. Failure to maintain such buffers will result in restrictions on Ally’s ability to make capital distributions, including dividend payment, stock repurchases and redemptions, and pay discretionary bonuses to

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

executive officers. In addition to these new risk-based capital standards, the U.S. Basel III final rules require large internationally active U.S. banking organizations (advanced approaches banking organizations) to comply with a minimum Basel III supplementary leverage ratio of 3%. Ally is not an advanced approaches banking organization and therefore will not be subject to the Basel III supplementary leverage ratio requirement. The U.S. Basel III final rules subjects all U.S. banking organizations, including Ally, to a minimum Tier 1 leverage ratio of 4%, the denominator of which only takes into account on-balance sheet assets. Effective January 1, 2015, the “well-capitalized” standard for Ally Bank will be revised to reflect the higher capital requirements in the U.S. Basel III final rules.
In addition to introducing new capital ratios, the U.S. Basel III final rules revise the eligibility criteria for regulatory capital instruments and provides for the phase-out of existing capital instruments that do not satisfy the new criteria. Subject to certain exceptions (e.g., for certain debt or equity issued to the U.S. government under the Emergency Economic Stabilization Act), trust preferred and other “hybrid” securities will be phased out from a banking organization’s Tier 1 capital by January 1, 2016. Also, certain new items will be deducted from Common Equity Tier 1 capital and certain existing regulatory capital deductions will be modified. Among other things, the final rules require significant investments in the common shares of unconsolidated financial institutions, MSRs, and certain deferred tax assets that exceed specified individual and aggregate thresholds to be deducted from Common Equity Tier 1 capital.
Beginning on January 1, 2015, the U.S. Basel III final rules will replace the existing Basel I-based approach for calculating risk-weighted assets with the U.S. Basel III standardized approach that, among other things, modifies certain existing risk weights and introduces new methods for calculating risk-weighted assets of certain types of assets and exposures. In December 2013, the Board of Governors of the Federal Reserve System (FRB) made technical revisions to the market risk capital rule, which only applies to banking organizations with significant trading assets and liabilities. Ally is currently not subject to the market risk capital rule.
Compliance with evolving capital requirements is a strategic priority for Ally. We expect to be in compliance with all applicable requirements within the established timeframes.
Depository Institutions
Ally Bank is a state nonmember bank, chartered by the State of Utah, and subject to the supervision of the FDIC and the Utah Department of Financial Institutions. Ally Bank's deposits are insured by the FDIC, and Ally Bank is required to file periodic reports with the FDIC concerning its financial condition. Total assets of Ally Bank were $98.7 billion and $94.8 billion at December 31, 2013 and 2012, respectively. Ally Bank is subject to Utah law (and, in certain instances, federal law) that places restrictions and limitations on the amount of dividends or other distributions. Ally Bank did not make any dividend or other distributions to Ally in 2013, 2012, or 2011.
The FRB requires banks to maintain minimum average reserve balances. The amount of the required reserve balance for Ally Bank was $416 million and $214 million at December 31, 2013 and 2012, respectively.
U.S. Mortgage Business
Our U.S. mortgage business is subject to extensive federal, state, and local laws, rules, and regulations, in addition to judicial and administrative decisions that impose requirements and restrictions on this business. As a Federal Housing Administration-approved lender, Ally Bank is required to submit audited financial statements to the Department of Housing and Urban Development on an annual basis. The U.S. mortgage business is also subject to examination by the Federal Housing Commissioner to assure compliance with Federal Housing Administration regulations, policies, and procedures. The federal, state, and local laws, rules, and regulations to which our U.S. mortgage business is subject, among other things, impose licensing obligations and financial requirements; limit the interest rates, finance charges, and other fees that can be charged; regulate the use of credit reports and the reporting of credit information; impose underwriting requirements; regulate marketing techniques and practices; require the safeguarding of nonpublic information about customers; and regulate servicing practices, including the assessment, collection, foreclosure, claims handling, and investment and interest payments on escrow accounts.
Ally Bank is required to satisfy regulatory net worth requirements. Failure to meet minimum capital requirements can initiate certain mandatory actions by federal, state, and foreign agencies that could have a material effect on our results of operations and financial condition. Ally Bank was in compliance with these requirements at December 31, 2013.
Insurance Companies
Our Insurance operations are subject to certain minimum aggregate capital requirements, net asset and dividend restrictions under applicable state and foreign insurance law, and the rules and regulations promulgated by various U.S. and foreign regulatory agencies. Under various state and foreign insurance regulations, dividend distributions may be made only from statutory unassigned surplus, with approvals required from the regulatory authorities for dividends in excess of certain statutory limitations. At December 31, 2013, the maximum dividend that could be paid by the U.S. insurance subsidiaries over the next twelve months without prior statutory approval was $110 million.
21.    Derivative Instruments and Hedging Activities
We enter into interest rate, foreign-currency, and equity swaps, futures, forwards, options, and swaptions in connection with our market risk management activities. Derivative instruments are used to manage interest rate risk relating to specific groups of assets and liabilities, including automotive loan assets and debt. We use foreign exchange contracts to mitigate foreign-currency risk associated with foreign-currency-denominated debt, foreign exchange transactions, and our net investment in foreign subsidiaries. In addition, we also enter into equity option contracts to manage our exposure to the equity markets. Our primary objective for utilizing derivative financial instruments is to

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

manage interest rate risk associated with our fixed and variable rate assets and liabilities, foreign exchange risks related to our foreign-currency denominated assets and liabilities, and market risks related to our investment portfolio.
Interest Rate Risk
We monitor our mix of fixed- and variable-rate assets and liabilities. When it is cost-effective to do so, we may enter into interest rate swaps, forwards, futures, options, and swaptions to achieve our desired mix of fixed- and variable-rate assets and liabilities. We execute interest rate swaps, forwards, futures, options, and swaptions to modify our exposure to interest rate risk by converting certain fixed-rate instruments to a variable-rate and certain variable-rate instruments to a fixed-rate. We use a mix of both derivatives that qualify for hedge accounting treatment and economic hedges.
Derivatives qualifying for hedge accounting consist of receive-fixed swaps designated as fair value hedges of specific fixed-rate debt obligations, pay-fixed swaps designated as fair value hedges of specific portfolios of fixed-rate held-for-investment retail automotive loan assets, and pay-fixed swaps designated as cash flow hedges of the expected future cash flows in the form of interest payments on certain outstanding variable-rate borrowings associated with our secured debt.
We also execute economic hedges, which consist of interest rate swaps and interest rate caps held to mitigate interest rate risk associated with our debt portfolio. We also use interest rate swaps to hedge our net fixed versus variable interest rate exposure. We enter into economic hedges in the form of short-dated, exchange-traded Eurodollar futures to hedge the interest rate exposure of our fixed-rate automotive loans, as well as forwards, options, and swaptions to economically hedge our net fixed versus variable interest rate exposure.
In the past, we used a multitude of derivative instruments to manage interest rate risk related to MSRs, mortgage loan commitments, and mortgage loans held-for-sale. They included, but were not limited to, interest rate swaps, forward sales of mortgage backed securities, interest rate futures contracts, options on U.S. Treasuries, swaptions, interest rate floors, and interest rate caps. Since we no longer have exposures to these activities, we no longer utilize these hedge strategies as of December 31, 2013.
Foreign Exchange Risk
We enter into derivative financial instrument contracts to mitigate the risk associated with variability in cash flows related to our various foreign-currency exposures.
We enter into foreign-currency forwards with external counterparties as net investment hedges of foreign exchange exposure on our investments in foreign subsidiaries. However, we have reduced our foreign exchange exposure to net investments in foreign operations through the sales of discontinued international businesses. Refer to Note 2 for further details on these sales.
Our remaining foreign subsidiaries maintain both assets and liabilities in local currencies. These local currencies are generally the subsidiaries' functional currencies for accounting purposes. Foreign-currency-exchange-rate gains and losses arise when the assets or liabilities of our subsidiaries are denominated in currencies that differ from its functional currency. In addition, our equity is impacted by the cumulative translation adjustments resulting from the translation of foreign subsidiary results; this impact is reflected in our accumulated other comprehensive income (loss).
We utilize a cross-currency swap to economically hedge foreign exchange exposure on foreign-currency-denominated debt by converting the funding currency to our functional currency. This swap was entered into concurrent with the debt issuance with the terms of the derivative matching the terms of the underlying debt.
We also enter into foreign currency forwards to economically hedge both our foreign denominated debt and our centralized lending program. The hedge of foreign denominated debt was entered into concurrent with the debt issuance with the terms of the derivative matching the terms of the underlying debt. The centralized lending program manages liquidity for our subsidiary businesses, but as of December 31, 2013, this activity is immaterial. Foreign-currency-denominated loan agreements are executed with our foreign subsidiaries in their local currencies. We evaluate our foreign-currency exposure resulting from intercompany lending and manage our currency risk exposure by entering into foreign-currency derivatives with external counterparties. Our remaining foreign-currency derivatives are recorded at fair value with changes recorded as income offsetting the gains and losses on the associated foreign-currency transactions.
Market Risk
We enter into equity options to economically hedge our exposure to the equity markets. We purchase options to assume a long position on certain equities and write options to assume a short position.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

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
Certain derivative instruments contain provisions that require us to either post additional collateral or immediately settle any outstanding liability balances upon the occurrence of a specified credit risk-related event. If a credit risk-related event had been triggered, the amount of additional collateral required to be posted by us would have been insignificant.
We placed cash and securities collateral totaling $328 million and $1.3 billion at December 31, 2013 and 2012, respectively, in accounts maintained by counterparties, $18 million of which relates to non-derivative collateral at December 31, 2013 and December 31, 2012. We received cash collateral from counterparties totaling $159 million and $941 million at December 31, 2013 and 2012, respectively. The receivables for collateral placed and the payables for collateral received are included on our Consolidated Balance Sheet in other assets and accrued expenses and other liabilities, respectively. In certain circumstances, we receive or post securities as collateral with counterparties. We do not record such collateral received on our Consolidated Balance Sheet unless certain conditions are met. At December 31, 2013 and 2012, we received noncash collateral of $18 million and $0.3 million, respectively.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Balance Sheet Presentation
The following table summarizes the fair value amounts of derivative instruments reported on our Consolidated Balance Sheet. The fair value amounts are presented on a gross basis, are segregated by derivatives that are designated and qualifying as hedging instruments or those that are not, and are further segregated by type of contract within those two categories. At December 31, 2013 and December 31, 2012, $362 million and $2.3 billion, respectively, of the derivative contracts in a receivable position were classified as other assets on the Consolidated Balance Sheet. At December 31, 2013 and December 31, 2012, $317 million and $2.5 billion of derivative contracts in a liability position were classified as accrued expenses and other liabilities on the Consolidated Balance Sheet.

	2013			2012
	Derivative contracts in a		Notional amount	Derivative contracts in a		Notional amount
December 31, ($ in millions)	receivable position (a)	payable position (b)		receivable position (a)	payable position (b)
Derivatives qualifying for hedge accounting
Interest rate contracts
Swaps (c)	$204	$169	$21,606	$411	$10	$9,828
Foreign exchange contracts
Forwards	3	—	326	35	53	8,693
Total derivatives qualifying for hedge accounting	207	169	21,932	446	63	18,521
Economic hedges
Interest rate contracts
Swaps	36	44	13,613	1,524	2,255	131,337
Futures and forwards	11	3	29,836	78	46	62,328
Written options	—	94	11,132	—	70	3,066
Purchased options	95	—	22,962	244	—	17,967
Total interest rate risk	142	141	77,543	1,846	2,371	214,698
Foreign exchange contracts
Swaps	12	1	1,379	—	2	—
Forwards	1	1	330	4	23	2,462
Written options	—	—	17	—	1	1
Purchased options	—	—	17	1	—	1
Total foreign exchange risk	13	2	1,743	5	26	2,464
Equity contracts
Written options	—	5	3	—	8	435
Purchased options	—	—	—	1	—	119
Total equity risk	—	5	3	1	8	554
Total economic hedges	155	148	79,289	1,852	2,405	217,716
Total derivatives	$362	$317	$101,221	$2,298	$2,468	$236,237

(a)	Includes accrued interest of $120 million and $175 million at December 31, 2013 and 2012, respectively.

(b)	Includes accrued interest of $12 million and $144 million at December 31, 2013 and 2012, respectively.

(c)
Includes fair value hedges consisting of receive-fixed swaps on fixed-rate debt obligations with $196 million and $411 million in a receivable position, $163 million and $0 in a payable position, and of an $8.5 billion and $7.2 billion notional amount at December 31, 2013 and December 31, 2012, respectively. Other fair value hedges include pay-fixed swaps on portfolios of held-for-investment automotive loan assets with $9 million in a receivable position, $5 million in a payable position, and of a $12.6 billion notional amount at December 31, 2013. There were no outstanding positions at December 31, 2012. Also includes cash flow hedges consisting of pay-fixed swaps on floating rate debt obligations with $1 million and $10 million in a payable position, and of a $495 million and $2.6 billion notional amount at December 31, 2013 and December 31, 2012, respectively.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Statement of Income and Comprehensive Income Presentation
The following table summarizes the location and amounts of gains and losses on derivative instruments reported in our Consolidated Statement of Income.

Year ended December 31, ($ in millions)	2013	2012	2011
Derivatives qualifying for hedge accounting
Gain (loss) recognized in earnings on derivatives
Interest rate contracts
Interest and fees on finance receivables and loans (a)	$7	$—	$—
Interest on long-term debt (b)	(389)	164	895
Foreign exchange contracts
Other income, net of losses	—	—	35
Gain (loss) recognized in earnings on hedged items (c)
Interest rate contracts
Interest and fees on finance receivables and loans	2	—	—
Interest on long-term debt	402	(193)	(851)
Foreign exchange contracts
Other income, net of losses	—	—	(35)
Total derivatives qualifying for hedge accounting	22	(29)	44
Economic derivatives
(Loss) gain recognized in earnings on derivatives
Interest rate contracts
Servicing asset valuation and hedge activities, net	(112)	556	359
Loss on mortgage and automotive loans, net	(37)	(5)	(242)
Other income, net of losses (d)	14	(18)	(57)
Total interest rate contracts	(135)	533	60
Foreign exchange contracts (e)
Interest on long-term debt	94	(39)	61
Other income, net of losses	24	(48)	17
Total foreign exchange contracts	118	(87)	78
Gain recognized in earnings on derivatives	$5	$417	$182

(a)
Amounts exclude losses related to interest for qualifying accounting hedges of portfolios of retail automotive loans held-for-investment of $9 million for the year ended December 31, 2013. These losses are primarily offset by the fixed coupon receipts on the retail automotive loans held-for-investment.

(b)
Amounts exclude gains related to interest for qualifying accounting hedges of debt, which are primarily offset by the fixed coupon payment on the long-term debt. The gains were $131 million, $119 million, and $248 million for the years ended December 31, 2013, 2012, and 2011, respectively.

(c)
Amounts exclude gains related to amortization of deferred basis adjustments on the de-designated hedged item of $247 million, $226 million, and $216 million for the years ended December 31, 2013, 2012, and 2011, respectively.

(d)	Amounts in 2012 and 2011 include other income from derivatives held for trading purposes entered into by our broker-dealer.

(e)
Amounts exclude gains and losses related to the revaluation of the related foreign-denominated debt or receivable. Losses of $117 million, gains of $87 million, and losses of $103 million, were recognized for the years ended December 31, 2013, 2012, and 2011, respectively.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following table summarizes derivative instruments used in cash flow and net investment hedge accounting relationships.

Year ended December 31, ($ in millions)	2013	2012	2011
Cash flow hedges
Interest rate contracts
(Loss) gain reclassified from accumulated other comprehensive income to interest on long-term debt (a)	$(7)	$1	$—
(Loss) gain recorded directly to interest on long-term debt	—	(7)	5
Total interest on long-term debt	$(7)	$(6)	$5
Gain (loss) recognized in other comprehensive income	$6	$(7)	$(1)
Net investment hedges
Foreign exchange contracts
Loss reclassified from accumulated other comprehensive income to (loss) income from discontinued operations, net	$(250)	$(1)	$(8)
Loss recorded directly to other income, net of losses (b)	—	—	(3)
Total other income, net of losses	$(250)	$(1)	$(11)
Gain (loss) recognized in other comprehensive income (c)	$309	$(270)	$173

(a)
The amount in 2013 represents losses reclassified from other comprehensive income into earnings as a result of the discontinuance of hedge accounting because it is probable that the forecasted transaction will not occur.

(b)	The amounts represent the forward points excluded from the assessment of hedge effectiveness.

(c)
The amounts represent the effective portion of net investment hedges. There are offsetting amounts recognized in accumulated other comprehensive income related to the revaluation of the related net investment in foreign operations. There were losses of $582 million, gains of $285 million, and losses of $237 million for the years ended December 31, 2013, 2012, and 2011, respectively.

22.    Income Taxes
The significant components of income tax (benefit) expense from continuing operations were as follows.

Year ended December 31, ($ in millions)	2013	2012	2011
Current income tax expense (benefit)
U.S. federal	$—	$—	$10
Foreign	4	(24)	29
State and local	—	10	8
Total current expense (benefit)	4	(14)	47
Deferred income tax (benefit) expense
U.S. federal	(67)	(663)	—
Foreign	(1)	25	(5)
State and local	5	(204)	—
Total deferred benefit	(63)	(842)	(5)
Total income tax (benefit) expense from continuing operations	$(59)	$(856)	$42

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

A reconciliation of income tax (benefit) expense from continuing operations with the amounts at the statutory U.S. federal income tax rate is shown in the following table.

Year ended December 31, ($ in millions)	2013	2012	2011
Statutory U.S. federal tax expense (benefit)	$125	$180	$(62)
Change in tax resulting from
Effect of valuation allowance change	(154)	(1,022)	49
Tax credits	(45)	(45)	—
Tax law enactment	(44)	—	—
Foreign tax differential	(3)	9	30
State and local income taxes, net of federal income tax benefit	16	(34)	22
Non-deductible expenses	26	12	9
Other, net	20	44	(6)
Total income tax (benefit) expense from continuing operations	$(59)	$(856)	$42
Our income tax (benefit) expense from continuing operations has not naturally corresponded with our income (loss) from continuing operations before income tax for the years ended December 31, 2013, 2012, and 2011, given we had U.S. and foreign valuation allowance movements during those years. For 2013, consolidated income tax benefit from continuing operations is largely driven by a release of a portion of our valuation allowance related to the measurement of foreign tax credit carryforwards anticipated to be utilized in the future and reversal of our valuation allowance on capital loss carryforwards utilized against current year capital gains. Additional benefit was also recognized from a tax law enactment that retroactively reinstated the active financing exception. For 2012, consolidated income tax benefit from continuing operations was largely driven by a release of a portion of our U.S. valuation allowance on the basis of management's reassessment of the amount of its deferred tax assets that are more likely than not to be realized.
As of each reporting date, we consider existing evidence, both positive and negative, that could impact our view with regard to future realization of deferred tax assets. We continue to believe it is more likely than not that the benefit for certain capital loss, foreign tax credit, and state net operating loss carryforwards will not be realized. In recognition of this risk, we continue to provide a partial valuation allowance on the deferred tax assets relating to these carryforwards.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The significant components of deferred tax assets and liabilities are reflected in the following table.

December 31, ($ in millions)	2013	2012
Deferred tax assets
Tax credit carryforwards	$1,874	$1,631
Tax loss carryforwards	1,624	1,025
Mark-to-market on consumer finance receivables and loans	721	880
State and local taxes	297	263
Provision for loan losses	257	306
Hedging transactions	177	267
Unearned insurance premiums	140	142
ResCap settlement accrual	53	262
Sales of finance receivables and loans	—	206
Equity investment in ResCap	—	486
Other	247	266
Gross deferred tax assets	5,390	5,734
Valuation allowance	(1,154)	(1,653)
Net deferred tax assets	4,236	4,081
Deferred tax liabilities
Lease transactions	1,527	1,756
Deferred acquisition costs	351	333
Debt transactions	191	226
Basis difference in subsidiaries	55	454
Sales of finance receivables and loans	26	—
Other	46	128
Gross deferred tax liabilities	2,196	2,897
Net deferred tax assets	$2,040	$1,184
The following table summarizes the deferred tax assets and related valuation allowances at December 31, 2013.

($ in millions)	Deferred Tax Asset		Valuation Allowance	Net Deferred Tax Asset	Years of Expiration
Tax credit carryforwards
Foreign tax credits	$1,753		$(554)	$1,199	2014 - 2023
General business credits	121		—	121	2032 - 2033
Total tax credit carryforwards	1,874		(554)	1,320
Tax loss carryforwards
Net operating losses - federal	1,187		—	1,187	2025 - 2033
Capital losses - federal	437		(437)	—	2015 - 2017
Total tax loss carryforwards	1,624		(437)	1,187
State and local taxes
Net operating losses - state	253		(87)	166	2014 - 2033
Capital losses - state	46		(46)	—	2014 - 2017
Total state and local taxes	299	(a)	(133)	166
Other deferred tax assets	1,593		(30)	1,563	n/a
Total	$5,390		$(1,154)	$4,236

(a)	State net operating loss and capital loss carryforwards are included in the state and local taxes total disclosed in our deferred inventory table above.
As discussed in Note 1, on May 14, 2012, we deconsolidated ResCap for financial reporting purposes as a result of ResCap's bankruptcy filing. On December 17, 2013, the remainder of ResCap's assets were transferred to a liquidating trust under Chapter 7 of the Bankruptcy Code effectively terminating our ownership in ResCap for U.S. tax purposes. This termination resulted in the write-off of our tax

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

equity investment in ResCap, gain recognition on the relief of nonrecourse debt, and an increase to our tax loss carryforwards. No material change to our total net deferred position resulted from the ResCap liquidation.
As of December 31, 2013, we do not assert that any foreign earnings are indefinitely reinvested outside of the United States. As a result, all deferred tax liabilities for incremental U.S. tax that stem from temporary differences related to investments in foreign subsidiaries or foreign corporate joint ventures have been recognized as of December 31, 2013.
The following table provides a reconciliation of the beginning and ending amount of unrecognized tax benefits.

($ in millions)	2013	2012	2011
Balance at January 1,	$102	$198	$214
Additions based on tax positions related to the current year	174	14	11
Additions for tax positions of prior years	1	2	20
Reductions for tax positions of prior years	—	(4)	(3)
Settlements	(14)	(17)	(35)
Expiration of statute of limitations	(1)	(4)	—
Foreign-currency translation adjustments	—	(5)	(9)
Deconsolidation of ResCap and discontinued operations	—	(82)	—
Balance at December 31,	$262	$102	$198
Included in the unrecognized tax benefits balances are some items, the recognition of which would not affect the effective tax rate, such as the tax effect of certain temporary differences and the portion of gross state unrecognized tax benefits that would be offset by the tax benefit of the associated federal deduction. At December 31, 2013, 2012, and 2011, the balance of unrecognized tax benefits that, if recognized, would affect our effective tax rate is $240 million, $84 million, and $179 million, respectively.
We recognize accrued interest and penalties related to uncertain income tax positions in interest expense and other operating expenses, respectively. For the years ended December 31, 2013, 2012, and 2011, $2 million, $1 million, and $1 million, respectively, were accrued for interest and penalties with the cumulative accrued balance totaling $7 million at December 31, 2013, $7 million at December 31, 2012, and $178 million at December 31, 2011.
We anticipate the examination of various U.S. income tax returns along with the examinations by various foreign, state, and local jurisdictions will be completed within the next twelve months. As such, it is reasonably possible that certain tax positions may be settled and the unrecognized tax benefits would decrease by $69 million, which includes interest and penalties.
We file tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. Our most significant operations remaining following our divestitures of various international operations are the United States and Canada. The oldest tax years that remain subject to examination for those jurisdictions are 2009 and 2008, respectively.
23.    Employee Benefit and Compensation Plans
Defined Contribution Plan
A significant number of our employees are covered by defined contribution plans. Employer contributions vary based on criteria specific to each individual plan and amounted to $50 million, $49 million, and $49 million in 2013, 2012, and 2011, respectively. These costs were recorded as compensation and benefits expense in our Consolidated Statement of Income. We expect contributions for 2014 to be similar to contributions made in 2013.
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
The following summarizes information related to our pension plans.

Year ended December 31, ($ in millions)	2013	2012
Projected benefit obligation	$141	$355
Fair value of plan assets	142	214
Over/(under) funded status	$1	$(141)

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The overfunded position is recognized on the Consolidated Balance Sheet and the change in the overfunded position was recorded in other comprehensive income (loss).
Other Postretirement Benefits
Certain of our subsidiaries participated in various postretirement medical, dental, vision, and life insurance plans. We have provided for certain amounts associated with estimated future postretirement benefits other than pensions and characterized such amounts as other postretirement benefits. Other postretirement benefits expense (income), which is recorded in compensation and benefits expense in our Consolidated Statement of Income, was minimal in 2013, 2012, and 2011. We expect our other postretirement benefit expense to continue to be minimal in future years.
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
Pursuant to the terms of the LTIP, the Ally Board of Directors determines a share price valuation (Share Price Valuation) for share-based compensation awards not less than annually. The Share Price Valuation determined by the Board, assisted by an independent advisor, considered, among other things, the stock price performance, on an indexed basis, of publicly traded common stock issued by certain comparative companies and considered Ally’s common stock as if it were freely tradable in the public markets. The Ally Board of Directors thus determined a Share Price Valuation of $9,000 per share for purposes of the LTIP as of December 31, 2013 and December 2012, respectively.
RSU awards are incentive awards granted to executives as phantom shares of Ally and are paid in cash. The majority of RSU awards granted in 2008 and 2009 vested ratably on an annual basis based on continued service on December 31, 2012 with the final tranche vesting on December 31, 2012. Participants had the option at grant date to defer the valuation and payout for awards granted in 2008 and 2009. A majority of the RSU awards granted in 2010, 2011, and 2012 vest ratably over a three-year period starting on the date the award was issued, with the majority of the awards fully vesting in February 2013, February 2014, and February 2015, respectively. RSU awards granted in 2013 vest ratably over a two-year period starting on the date the award was issued, with the majority of the awards fully vesting January 2015. The awards require liability treatment and are remeasured quarterly at the Share Price Valuation until they are paid. The compensation costs related to these awards are ratably charged to expense over the applicable service period. Changes in the value related to the portion of the awards that have vested and have not been paid are recognized in earnings in the period in which the changes occur. At December 31, 2013, there were a total of 14,858 RSU award shares outstanding, composed of 57 shares awarded during 2009, 577 shares awarded during 2010, 1,877 shares awarded during 2011, 5,546 shares awarded during 2012, and 6,801 shares awarded during 2013. At December 31, 2012, there were a total of 17,057 RSU award shares outstanding, composed of 189 shares awarded during 2008, 844 shares awarded during 2009, 2,648 shares awarded during 2010, 5,956 shares awarded during 2011, and 7,420 shares awarded during 2012. We recognized compensation expense related to RSU awards of $64 million, $78 million and $50 million for the years ended December 31, 2013, 2012 and 2011, respectively. These costs were recorded as compensation and benefits expense in our Consolidated Statement of Income.
DSU awards are granted to senior executives as phantom shares of Ally and are included as part of their base salary. DSU awards are generally granted ratably each pay period throughout the year, vest immediately upon grant, and are paid in cash. DSUs awarded in 2013 will generally be redeemable in three equal installments: the first on the final payroll date of 2013, the second ratably over 2014, and the third ratably over 2015. DSUs awarded in 2012 are generally redeemable in three equal annual installments: the first on the final payroll date of 2012, the second ratably over 2013, and the third ratably over 2014. The DSU awards require liability treatment and are remeasured quarterly at the Share Price Valuation until they are paid, with each change in value fully charged to compensation expense in the period in which the change occurs. At December 31, 2013 and 2012 there were a total of 11,980 and 13,190 DSU award shares outstanding, respectively. We recognized compensation expense related to DSU awards of $65 million, $57 million and $19 million for the years ended December 31, 2013, 2012 and 2011, respectively, for the outstanding awards. These costs were recorded as compensation and benefits expense in our Consolidated Statement of Income.
IRSU awards are incentive awards granted to senior executives as phantom shares of Ally and are paid in cash. IRSU awards from 2009, 2010, and 2011 generally vest in full after two years from the date of grant based on continued service with Ally. There were no IRSUs granted to senior executives in 2012. IRSU awards from 2013 vest two-thirds after two years from grant date and in full three years from grant date. After the vesting requirement is met, IRSU payouts will be made only as we repay our TARP obligations. Payouts will be made in 25% increments based on the percentage of TARP obligations that have been repaid, as determined in accordance with the established guidelines for determining "repayment." As of December 31, 2013, Ally had repaid 75% of its TARP obligations. Payouts are based on the Share Price Valuation of the phantom shares at the time of the payout. The awards require liability treatment and are remeasured quarterly at Share Price Valuation until they are paid. The compensation costs related to these awards are ratably charged to expense over the requisite service period. Changes in value relating to the portion of the awards that have vested and have not been paid are recognized in earnings in the period in which the changes occur. At December 31, 2013 and 2012 there were a total of 2,462 and 6,475 IRSU award shares outstanding, respectively. We recognized compensation expense related to IRSU awards of $8 million, $23 million and $12 million for the years ended

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

December 31, 2013, 2012, and 2011, respectively, for the outstanding awards. These costs were recorded as compensation and benefits expense in our Consolidated Statement of Income.
24.    Fair Value
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

Transfers
Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfer occurred. For the year ended December 31, 2013, transfers from Level 2 into Level 3 included $93 million of derivative contracts in a receivable position and $93 million of derivative contracts in a payable position based on utilizing independent sources that were not considered market observable related to certain interest rate caps. Transfers from Level 3 into Level 2 included $11 million of derivative contracts in a receivable position based on increased observability of significant inputs related to the valuation of our cross-currency swap. There were no additional transfers between any levels during the year ended December 31, 2013. There were no transfers between any levels during the year ended December 31, 2012.

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

•
MSRs — MSRs were classified as Level 3. Management estimated fair value using our transaction data and other market data or, in periods when there were limited MSR market transactions that were directly observable, internally developed discounted cash flow models (an income approach) were used to estimate the fair value. These internal valuation models estimated net cash flows based on internal operating assumptions that we believed would be used by market participants in orderly transactions combined with market-based assumptions for loan prepayment rates, interest rates, and discount rates that we believed approximate yields required by investors in this asset. Cash flows primarily included servicing fees, float income, and late fees in each case less operating costs to service the loans. The estimated cash flows were discounted using an option-adjusted spread-derived discount rate. As of June 30, 2013, we no longer held such positions as a result of our exit from the mortgage origination and servicing business.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

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

•
Derivative instruments — We enter into a variety of derivative financial instruments as part of our risk management strategies. Certain of these derivatives are exchange traded, such as Eurodollar futures, options of Eurodollar futures, equity options, and centrally-cleared interest rate swaps. To determine the fair value of these instruments, we utilize the quoted market prices for the particular derivative contracts; therefore, we classified these contracts as Level 1.

We also execute over-the-counter derivative contracts, such as interest rate swaps, a cross-currency swap, swaptions, forwards, caps, floors, and agency to-be-announced securities. We utilize third-party-developed valuation models that are widely accepted in the market to value these over-the-counter derivative contracts. The specific terms of the contract and market observable inputs (such as interest rate forward curves and interpolated volatility assumptions) are used in the model. We classified these over-the-counter derivative contracts as Level 2 because all significant inputs into these models were market observable.
We also execute over-the-counter interest rate caps in which there are neither quoted market prices, nor do we utilize a third-party valuation model. Therefore, we utilize management's best assumptions of how market participants would price the assets or liabilities and classified these as Level 3.
Historically, we had interest rate lock commitments and a cross-currency swap accounted for as derivative instruments that were classified as Level 3. We have also historically held certain derivative contracts that are structured specifically to meet a particular hedging objective. These derivative contracts often were utilized to hedge risks inherent within certain on-balance sheet securitizations. To hedge risks on particular bond classes or securitization collateral, the derivative's notional amount was often indexed to the hedged item. As a result, we typically were required to use internally developed prepayment assumptions as an input into the model to forecast future notional amounts on these structured derivative contracts. Accordingly, we classified these derivative contracts as Level 3. However, as of March 31, 2013, we no longer held such positions within continuing operations due to the sales of our international automotive finance businesses.
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

	Recurring fair value measurements
December 31, 2013 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Investment securities
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$310	$1,117	$—	$1,427
U.S. State and political subdivisions	—	315	—	315
Foreign government	7	281	—	288
Mortgage-backed residential	—	10,782	—	10,782
Mortgage-backed commercial	—	39	—	39
Asset-backed	—	2,219	—	2,219
Corporate debt securities	—	1,069	—	1,069
Total debt securities	317	15,822	—	16,139
Equity securities (a)	944	—	—	944
Total available-for-sale securities	1,261	15,822	—	17,083
Mortgage loans held-for-sale, net (b)	—	16	—	16
Other assets
Interests retained in financial asset sales	—	—	100	100
Derivative contracts in a receivable position (c)
Interest rate	46	207	93	346
Foreign currency	—	16	—	16
Total derivative contracts in a receivable position	46	223	93	362
Collateral placed with counterparties	—	133	—	133
Total assets	$1,307	$16,194	$193	$17,694
Liabilities
Accrued expenses and other liabilities
Derivative contracts in a payable position (c)
Interest rate	$(15)	$(201)	$(94)	$(310)
Foreign currency	—	(2)	—	(2)
Other	(5)	—	—	(5)
Total derivative contracts in a payable position	(20)	(203)	(94)	(317)
Total liabilities	$(20)	$(203)	$(94)	$(317)

(a)	Our investment in any one industry did not exceed 19%.

(b)	Carried at fair value due to fair value option elections.

(c)	For additional information on derivative instruments and hedging activities, refer to Note 21.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

	Recurring fair value measurements
December 31, 2012 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Investment securities
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$697	$1,517	$—	$2,214
Foreign government	3	300	—	303
Mortgage-backed residential	—	6,906	—	6,906
Asset-backed	—	2,340	—	2,340
Corporate debt securities	—	1,263	—	1,263
Total debt securities	700	12,326	—	13,026
Equity securities (a)	1,152	—	—	1,152
Total available-for-sale securities	1,852	12,326	—	14,178
Mortgage loans held-for-sale, net (b)	—	2,490	—	2,490
Mortgage servicing rights	—	—	952	952
Other assets
Interests retained in financial asset sales	—	—	154	154
Derivative contracts in a receivable position (c)
Interest rate	40	2,170	48	2,258
Foreign currency	—	40	—	40
Total derivative contracts in a receivable position	40	2,210	48	2,298
Collateral placed with counterparties (d)	103	99	—	202
Total assets	$1,995	$17,125	$1,154	$20,274
Liabilities
Accrued expenses and other liabilities
Derivative contracts in a payable position
Interest rate	$(13)	$(2,374)	$(1)	$(2,388)
Foreign currency	—	(78)	(2)	(80)
Total derivative contracts in a payable position	(13)	(2,452)	(3)	(2,468)
Total liabilities	$(13)	$(2,452)	$(3)	$(2,468)

(a)	Our investment in any one industry did not exceed 21%.

(b)	Carried at fair value due to fair value option elections.

(c)	For additional information on derivative instruments and hedging activities, refer to Note 21.

(d)	Represents collateral in the form of investment securities. Cash collateral was excluded.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following table presents quantitative information regarding the significant unobservable inputs used in significant Level 3 assets and liabilities measured at fair value on a recurring basis.

December 31, 2013 ($ in millions)	Level 3 recurring measurements	Valuation technique	Unobservable input	Range
Assets
Other assets
Interests retained in financial asset sales	$100	Discounted cash flow	Discount rate	5.3-5.5%
			Commercial paper rate	0-0.1%
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

	Level 3 recurring fair value measurements
		Net realized/unrealized (losses) gains								Fair value at December 31, 2013	Net unrealized gains included in earnings still held at December 31, 2013
($ in millions)	Fair value at January 1, 2013	included in earnings		included in OCI	Purchases	Sales	Issuances	Settlements	Transfers out of level 3
Assets
Mortgage servicing rights	$952	$(101)	(a)	$—	$—	$(911)	$60	$—	$—	$—	$—
Other assets
Interests retained in financial asset sales	154	23	(b)	—	—	—	—	(77)	—	100	—
Derivative contracts, net (c)
Interest rate	47	(52)	(d)	—	—	—	—	4	—	(1)	—
Foreign currency	(2)	11	(d)	—	—	—	—	2	(11)	—	11	(d)
Total derivative contracts in a receivable position, net	45	(41)		—	—	—	—	6	(11)	(1)	11
Total assets	$1,151	$(119)		$—	$—	$(911)	$60	$(71)	$(11)	$99	$11

(a)	Fair value adjustment was reported as servicing-asset valuation and hedge activities, net, in the Consolidated Statement of Income.

(b)	Reported as other income, net of losses, in the Consolidated Statement of Income.

(c)	For additional information on derivative instruments and hedging activities, refer to Note 21.

(d)	Refer to Note 21 for information related to the location of the gains and losses on derivative instruments in the Consolidated Statement of Income.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

	Level 3 recurring fair value measurements
	Fair value at January 1, 2012	Net realized/unrealized gains (losses)			Purchases	Sales		Issuances	Settlements	Transfers out due to deconsolidation or discontinued operations (a)	Fair value at December 31, 2012	Net unrealized gains (losses) included in earnings still held at December 31, 2012
($ in millions)		included in earnings		included in OCI
Assets
Trading assets (excluding derivatives)
Mortgage-backed residential securities	$33	$2	(b)	$—	$—	$—		$—	$(4)	$(31)	$—	$4	(b)
Investment securities
Available-for-sale debt securities
Asset-backed	62	19		(12)	—	(69)		—	—	—	—	—
Mortgage loans held-for-sale, net (c)	30	—		—	12	—		—	(11)	(31)	—	—
Consumer mortgage finance receivables and loans, net (c)	835	121	(c)	—	—	(245)	(d)	—	(124)	(587)	—	51	(c)
Mortgage servicing rights	2,519	(677)	(e)	—	—	—		240	—	(1,130)	952	(677)	(e)
Other assets
Interests retained in financial asset sales	231	46	(f)	—	—	—		—	(123)	—	154	—
Derivative contracts, net (g)
Interest rate	71	(78)	(h)	—	—	—		—	53	1	47	1	(h)
Foreign currency	16	(32)	(h)	—	—	—		—	—	14	(2)	(50)	(h)
Total derivative contracts in a receivable (payable) position, net	87	(110)		—	—	—		—	53	15	45	(49)
Total assets	$3,797	$(599)		$(12)	$12	$(314)		$240	$(209)	$(1,764)	$1,151	$(671)
Liabilities
Long-term debt
On-balance sheet securitization debt (c)	$(830)	$(115)	(c)	$—	$—	$—		$—	$389	$556	$—	$(62)	(c)
Accrued expenses and other liabilities
Loan repurchase liabilities (c)	(29)	—		—	(11)	—		—	10	30	—	—
Total liabilities	$(859)	$(115)		$—	$(11)	$—		$—	$399	$586	$—	$(62)

(a)
Represents the amounts transferred out of Level 3 due to the deconsolidation of ResCap or discontinued operations. Refer to Note 1 for additional information related to ResCap. Refer to Note 2 for additional information related to discontinued operations.

(b)	The fair value adjustment and the related interest were reported as income from discontinued operations, net of tax, in the Consolidated Statement of Income.

(c)
Carried at fair value due to fair value option elections. Refer to the next section of this note titled Fair Value Option for Financial Assets and Liabilities for the location of the gains and losses in the Consolidated Statement of Income.

(d)	Represents the sale of consumer mortgage finance receivables and loans sold as part of the sale of a business line during 2012.

(e)	Fair value adjustment was reported as servicing-asset valuation and hedge activities, net and income from discontinued operations, net of tax, in the Consolidated Statement of Income.

(f)	Reported as other income, net of losses, and income from discontinued operations, net of tax, in the Consolidated Statement of Income.

(g)	Includes derivatives classified as trading. For additional information on derivative instruments and hedging activities, refer to Note 21.

(h)	Refer to Note 21 for information related to the location of the gains and losses on derivative instruments in the Consolidated Statement of Income.
Nonrecurring Fair Value
We may be required to measure certain assets and liabilities at fair value from time to time. These periodic fair value measures typically result from the application of lower-of-cost or fair value accounting or certain impairment measures. These items would constitute nonrecurring fair value measures.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

The following tables display the assets and liabilities measured at fair value on a nonrecurring basis.

	Nonrecurring fair value measurements				Lower-of-cost or fair value or valuation reserve allowance	Total loss included in earnings for the year ended
December 31, 2013 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Loans held-for-sale	$—	$—	$18	$18	$—	n/m	(a)
Commercial finance receivables and loans, net (b)
Automotive	—	—	54	54	(9)	n/m	(a)
Other	—	—	59	59	(16)	n/m	(a)
Total commercial finance receivables and loans, net	—	—	113	113	(25)	n/m	(a)
Other assets
Repossessed and foreclosed assets (c)	—	—	9	9	(3)	n/m	(a)
Other	—	—	2	2	—	n/m	(a)
Total assets	$—	$—	$142	$142	$(28)	n/m
n/m = not meaningful

(a)
We consider the applicable valuation or loan loss allowance to be the most relevant indicator of the impact on earnings caused by the fair value measurement. Accordingly, the table above excludes total gains and losses included in earnings for these items. The carrying values are inclusive of the respective valuation or loan loss allowance.

(b)	Represents the portion of the portfolio specifically impaired during 2013. The related valuation allowance represents the cumulative adjustment to fair value of those specific receivables.

(c)	The allowance provided for repossessed and foreclosed assets represents any cumulative valuation adjustment recognized to adjust the assets to fair value.

	Nonrecurring fair value measurements				Lower-of-cost or fair value or valuation reserve allowance	Total loss included in earnings for the year ended
December 31, 2012 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Commercial finance receivables and loans, net (a)
Automotive	$—	$—	$108	$108	$(19)	n/m	(b)
Other	—	—	23	23	(7)	n/m	(b)
Total commercial finance receivables and loans, net	—	—	131	131	(26)	n/m	(b)
Other assets
Repossessed and foreclosed assets (c)	—	—	3	3	(2)	n/m	(b)
Total assets	$—	$—	$134	$134	$(28)	n/m
n/m = not meaningful

(a)	Represents the portion of the portfolio specifically impaired during 2012. The related valuation allowance represents the cumulative adjustment to fair value of those specific receivables.

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

December 31, 2013 ($ in millions)	Level 3 nonrecurring measurements	Valuation technique	Unobservable input	Range
Assets
Commercial finance receivables and loans, net
Automotive	$54	Fair value of collateral	Adjusted appraisal value	65.0-95.0%
Fair Value Option for Financial Assets
We elected the fair value option for conforming and government-insured mortgage loans held-for-sale. We elected the fair value option to mitigate earnings volatility by better matching the accounting for the assets with the related hedges. Our intent in electing fair value measurement was to mitigate a divergence between accounting losses and economic exposure for certain assets and liabilities.
Excluded from the fair value option were conforming and government-insured loans funded on or prior to July 31, 2009, and repurchased or rerecognized. The loans funded on or prior to July 31, 2009, were ineligible because the election must be made at the time of funding. Repurchased and rerecognized conforming and government-insured loans were not elected because the election would not mitigate earning volatility. We repurchase or rerecognize loans due to representation and warranty obligations or conditional repurchase options. Typically, we will be unable to resell these assets through regular channels due to characteristics of the assets. Since the fair value of these assets is influenced by factors that cannot be hedged, we did not elect the fair value option.
We carried the fair value-elected conforming and government-insured loans as loans held-for-sale, net, on the Consolidated Balance Sheet. Our policy is to separately record interest income on the fair value-elected loans (unless they are placed on nonaccrual status); however, the accrued interest was excluded from the fair value presentation. Upfront fees and costs related to the fair value-elected loans were not deferred or capitalized. The fair value adjustment recorded for these loans was classified as gain (loss) on mortgage loans, net, in the Consolidated Statement of Income. In accordance with GAAP, the fair value option election is irrevocable once the asset is funded even if it is subsequently determined that a particular loan cannot be sold.
The following tables summarize the fair value option elections and information regarding the amounts recorded as earnings for each fair value option-elected item.

	Changes included in the
	Consolidated Statement of Income
Year ended December 31, ($ in millions)	Interest on loans held-for-sale (a)	Loss on mortgage loans, net	Total included in earnings
2013
Assets
Mortgage loans held-for-sale, net	$20	$(31)	$(11)
2012
Assets
Mortgage loans held-for-sale, net	$82	$(32)	$50

(a)	Interest income is measured by multiplying the unpaid principal balance on the loans by the coupon rate and the number of days of interest due.
The following table provides the aggregate fair value and the aggregate unpaid principal balance for the fair value option-elected loans.

	2013		2012
December 31, ($ in millions)	Unpaid principal balance	Fair value (a)	Unpaid principal balance	Fair value (a)
Assets
Mortgage loans held-for-sale, net
Total loans	$31	$16	$2,416	$2,490
Nonaccrual loans	18	9	47	25
Loans 90+ days past due (b)	15	8	36	19

(a)	Excludes accrued interest receivable.

(b)	Loans 90+ days past due are also presented within the nonaccrual loan balance and the total loan balance; however, excludes government-insured loans that are still accruing interest.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Fair Value of Financial Instruments
The following table presents the carrying and estimated fair value of financial instruments, except for those recorded at fair value on a recurring basis presented in the previous section of this note titled Recurring Fair Value. When possible, we use quoted market prices to determine fair value. Where quoted market prices are not available, the fair value is internally derived based on appropriate valuation methodologies with respect to the amount and timing of future cash flows and estimated discount rates. However, considerable judgment is required in interpreting market data to develop estimates of fair value, so the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions or estimation methodologies could be material to the estimated fair values. Fair value information presented herein was based on information available at December 31, 2013 and 2012.

		Estimated fair value
December 31, ($ in millions)	Carrying value	Level 1	Level 2	Level 3	Total
2013
Financial assets
Loans held-for-sale, net (a)	$35	$—	$17	$18	$35
Finance receivables and loans, net (a)	99,120	—	—	100,090	100,090
Nonmarketable equity investments	337	—	308	38	346
Financial liabilities
Deposit liabilities	$53,350	$—	$—	$54,070	$54,070
Short-term borrowings	8,545	—	—	8,545	8,545
Long-term debt (a)(b)	69,824	—	31,067	42,297	73,364
2012
Financial assets
Loans held-for-sale, net (a)	$2,576	$—	$2,490	$86	$2,576
Finance receivables and loans, net (a)	97,885	—	—	98,907	98,907
Nonmarketable equity investments	303	—	272	34	306
Financial liabilities
Deposit liabilities	$47,915	$—	$—	$48,752	$48,752
Short-term borrowings	7,461	6	—	7,454	7,460
Long-term debt (a)(b)	74,882	—	36,018	42,533	78,551

(a)
Includes financial instruments carried at fair value due to fair value option elections. Refer to the previous section of this note titled Fair Value Option for Financial Assets and Liabilities for further information about the fair value elections.

(b)	The carrying value includes deferred interest for zero-coupon bonds of $359 million and $321 million at December 31, 2013, and 2012, respectively.
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

•
Cash and cash equivalents — Included in cash and cash equivalents are highly liquid investments that are readily convertible to known amounts of cash and which are subject to an insignificant risk of change in value due to interest rate, quoted price, or penalty on withdrawal. Classified as Level 1 under the fair value hierarchy, cash and cash equivalents generally expose us to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market. As such, the carrying value approximates the fair value of these instruments.

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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

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

25.    Offsetting Assets and Liabilities
Our qualifying derivatives master netting agreements and securities repurchase agreements are written, legally enforceable bilateral agreements that (1) create a single legal obligation for all individual transactions covered by the agreement to the non-defaulting entity upon an event of default of the counterparty, including bankruptcy, insolvency, or similar proceeding, and (2) provide the non-defaulting entity the right to accelerate, terminate, and close-out on a net basis all transactions under the agreement and to liquidate or set off collateral promptly upon an event of default of the counterparty. As it relates to derivative instruments, in certain instances we have the option to report derivatives that are subject to a qualifying master netting agreement on a net basis, we have elected to report these instruments as gross assets and liabilities on the Consolidated Balance Sheet.
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
The composition of offsetting derivative instruments, financial assets, and financial liabilities was as follows.

	Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/(Liabilities) Presented in the Consolidated Balance Sheet
				Gross Amounts Not Offset in the Consolidated Balance Sheet
December 31, 2013 ($ in millions)				Financial Instruments	Collateral (a)	Net Amount
Assets
Derivative assets in net asset positions	$319	$—	$319	$(65)	$(120)	$134
Derivative assets in net liability positions	43	—	43	(43)	—	—
Total assets (b)	$362	$—	$362	$(108)	$(120)	$134
Liabilities
Derivative liabilities in net liability positions	$(252)	$—	$(252)	$43	$137	$(72)
Derivative liabilities in net asset positions	(65)	—	(65)	65	—	—
Total derivative liabilities (b)	(317)	—	(317)	108	137	(72)
Securities sold under agreements to repurchase (c)	(1,500)	—	(1,500)	—	1,500	—
Total liabilities	$(1,817)	$—	$(1,817)	$108	$1,637	$(72)

(a)	Financial collateral received/pledged shown as a balance based on the sum of all net asset and liability positions between Ally and each individual derivative counterparty.

(b)	For additional information on derivative instruments and hedging activities, refer to Note 21.

(c)	For additional information on securities sold under agreements to repurchase, refer to Note 14.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

	Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/(Liabilities) Presented in the Consolidated Balance Sheet
				Gross Amounts Not Offset in the Consolidated Balance Sheet
December 31, 2012 ($ in millions)				Financial Instruments	Collateral (a)	Net Amount
Assets
Derivative assets in net asset positions	$1,395	$—	$1,395	$(503)	$(841)	$51
Derivative assets in net liability positions	788	—	788	(788)	—	—
Derivative assets with no offsetting arrangements	115	—	115	—	—	115
Total assets (b)	$2,298	$—	$2,298	$(1,291)	$(841)	$166
Liabilities
Derivative liabilities in net liability positions	$(1,929)	$—	$(1,929)	$788	$1,092	$(49)
Derivative liabilities in net asset positions	(503)	—	(503)	503	—	—
Derivative liabilities with no offsetting arrangements	(36)	—	(36)	—	—	(36)
Total liabilities (b)	$(2,468)	$—	$(2,468)	$1,291	$1,092	$(85)

(a)	Financial collateral received/pledged shown as a balance based on the sum of all net asset and liability positions between Ally and each individual derivative counterparty.

(b)	For additional information on derivative instruments and hedging activities, refer to Note 21.
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
Insurance operations — Offers both consumer financial and insurance products sold primarily through the automotive dealer channel, and commercial insurance products sold to dealers. As part of our focus on offering dealers a broad range of consumer financial and insurance products, we provide vehicle service contracts, maintenance coverage, and GAP products. We also underwrite selected commercial insurance coverages, which primarily insure dealers' vehicle inventory in the United States.
Mortgage operations — Our ongoing Mortgage operations include the management of our held-for-investment mortgage portfolio.
Corporate and Other primarily consists of our Commercial Finance Group, our centralized corporate treasury activities, such as management of the cash and corporate investment securities portfolios, short- and long-term debt, retail and brokered deposit liabilities, derivative instruments, the amortization of the discount associated with debt issuances and bond exchanges, and the residual impacts of our corporate funds-transfer pricing (FTP) and treasury asset liability management (ALM) activities. Corporate and Other also includes certain equity investments, overhead that was previously allocated to operations that have since been sold or classified as discontinued operations, and reclassifications and eliminations between the reportable operating segments.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Financial information for our reportable operating segments is summarized as follows.

Year ended December 31, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage operations	Corporate and Other (a)	Consolidated (b)
2013
Net financing revenue (loss)	$3,159	$57	$76	$(513)	$2,779
Other revenue	268	1,196	—	20	1,484
Total net revenue (loss)	3,427	1,253	76	(493)	4,263
Provision for loan losses	494	—	13	(6)	501
Total noninterest expense	1,662	999	321	423	3,405
Income (loss) from continuing operations before income tax expense	$1,271	$254	$(258)	$(910)	$357
Total assets	$109,312	$7,124	$8,168	$26,563	$151,167
2012
Net financing revenue (loss)	$2,827	$64	$149	$(1,149)	$1,891
Other revenue (loss)	322	1,150	1,159	(57)	2,574
Total net revenue (loss)	3,149	1,214	1,308	(1,206)	4,465
Provision for loan losses	253	—	86	(10)	329
Total noninterest expense	1,507	1,054	627	434	3,622
Income (loss) from continuing operations before income tax expense	$1,389	$160	$595	$(1,630)	$514
Total assets	$128,411	$8,439	$14,744	$30,753	$182,347
2011
Net financing revenue (loss)	$2,530	$62	$205	$(1,673)	$1,124
Other revenue	422	1,336	354	176	2,288
Total net revenue (loss)	2,952	1,398	559	(1,497)	3,412
Provision for loan losses	89	—	123	(51)	161
Total noninterest expense	1,530	1,082	344	472	3,428
Income (loss) from continuing operations before income tax expense	$1,333	$316	$92	$(1,918)	$(177)
Total assets	$112,591	$8,036	$33,906	$29,526	$184,059

(a)	Total assets for the Commercial Finance Group were $1.6 billion, $1.5 billion, and $1.2 billion at December 31, 2013, 2012 and 2011, respectively.

(b)	Net financing revenue after the provision for loan losses totaled $2.3 billion, $1.6 billion, and $1.0 billion for the years ended December 31, 2013, 2012, and 2011, respectively.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Information concerning principal geographic areas were as follows.

Year ended December 31, ($ in millions)	Revenue (a)	Income (loss) from continuing operations before income tax expense (b)	Net income (loss) (b)	Identifiable assets (c)	Long-lived assets (d)
2013
Canada	$171	$64	$1,266	$704	$—
Europe (e)	(8)	(18)	(88)	1,972	—
Latin America	—	7	300	29	—
Asia-Pacific	1	(2)	117	520	—
Total foreign	164	51	1,595	3,225	—
Total domestic (f)	4,099	306	(1,234)	147,915	17,916
Total	$4,263	$357	$361	$151,140	$17,916
2012
Canada	$233	$48	$295	$13,362	$1
Europe (e)	(28)	(14)	183	10,971	16
Latin America	2	(19)	219	8,050	33
Asia-Pacific	4	3	99	395	—
Total foreign	211	18	796	32,778	50
Total domestic (f)	4,254	496	400	149,542	13,831
Total	$4,465	$514	$1,196	$182,320	$13,881
2011
Canada	$174	$(13)	$436	$15,156	$282
Europe (e)	(42)	(3)	175	9,976	92
Latin America	4	(18)	104	7,647	30
Asia-Pacific	2	—	69	292	—
Total foreign	138	(34)	784	33,071	404
Total domestic (f)	3,274	(143)	(941)	150,470	9,236
Total	$3,412	$(177)	$(157)	$183,541	$9,640

(a)	Revenue consists of net financing revenue and total other revenue as presented in our Consolidated Statement of Income.

(b)	The domestic amounts include original discount amortization of $262 million, $349 million, and $925 million for the years ended December 31, 2013, 2012, and 2011, respectively.

(c)	Identifiable assets consist of total assets excluding goodwill.

(d)	Long-lived assets consist of investment in operating leases, net, and net property and equipment.

(e)	Amounts include eliminations between our foreign operations.

(f)	Amounts include eliminations between our domestic and foreign operations.
27.    Parent and Guarantor Consolidating Financial Statements
Certain of our senior notes are guaranteed by 100% directly owned subsidiaries of Ally (the Guarantors). As of December 31, 2013, the Guarantors include Ally US LLC and IB Finance Holding Company, LLC (IB Finance), each of which fully and unconditionally guarantee the senior notes on a joint and several basis.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Condensed Consolidating Statements of Comprehensive Income

Year ended December 31, 2013 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$771	$—	$3,758	$—	$4,529
Interest and fees on finance receivables and loans — intercompany	59	—	68	(127)	—
Interest on loans held-for-sale	—	—	20	—	20
Interest and dividends on available-for-sale investment securities	—	—	325	—	325
Interest-bearing cash	3	—	7	—	10
Interest-bearing cash — intercompany	—	—	7	(7)	—
Operating leases	500	—	2,709	—	3,209
Total financing revenue and other interest income	1,333	—	6,894	(134)	8,093
Interest expense
Interest on deposits	25	—	629	—	654
Interest on short-term borrowings	46	—	17	—	63
Interest on long-term debt	2,039	—	568	(5)	2,602
Interest on intercompany debt	66	—	62	(128)	—
Total interest expense	2,176	—	1,276	(133)	3,319
Depreciation expense on operating lease assets	369	—	1,626	—	1,995
Net financing (loss) revenue	(1,212)	—	3,992	(1)	2,779
Dividends from subsidiaries
Nonbank subsidiaries	5,732	3,659	—	(9,391)	—
Other revenue
Servicing fees	152	—	(26)	—	126
Servicing asset valuation and hedge activities, net	—	—	(213)	—	(213)
Total servicing income (loss), net	152	—	(239)	—	(87)
Insurance premiums and service revenue earned	—	—	1,012	—	1,012
Gain on mortgage and automotive loans, net	—	—	55	—	55
(Loss) gain on extinguishment of debt	(61)	—	2	—	(59)
Other gain on investments, net	—	—	180	—	180
Other income, net of losses	157	—	1,438	(1,212)	383
Total other revenue	248	—	2,448	(1,212)	1,484
Total net revenue	4,768	3,659	6,440	(10,604)	4,263
Provision for loan losses	196	—	305	—	501
Noninterest expense
Compensation and benefits expense	639	—	822	(442)	1,019
Insurance losses and loss adjustment expenses	—	—	405	—	405
Other operating expenses	503	—	2,248	(770)	1,981
Total noninterest expense	1,142	—	3,475	(1,212)	3,405
Income from continuing operations before income tax (benefit) expense and undistributed income (loss) of subsidiaries	3,430	3,659	2,660	(9,392)	357
Income tax (benefit) expense from continuing operations	(967)	—	908	—	(59)
Net income from continuing operations	4,397	3,659	1,752	(9,392)	416
(Loss) income from discontinued operations, net of tax	(1,311)	(19)	1,274	1	(55)
Undistributed income (loss) of subsidiaries
Bank subsidiary	883	883	—	(1,766)	—
Nonbank subsidiaries	(3,608)	(2,393)	—	6,001	—
Net income	361	2,130	3,026	(5,156)	361
Other comprehensive loss, net of tax	(587)	(812)	(858)	1,670	(587)
Comprehensive (loss) income	$(226)	$1,318	$2,168	$(3,486)	$(226)

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Year ended December 31, 2012 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$852	$—	$3,687	$—	$4,539
Interest and fees on finance receivables and loans — intercompany	104	—	22	(126)	—
Interest on loans held-for-sale	15	—	83	—	98
Interest on trading assets	—	—	10	—	10
Interest and dividends on available-for-sale investment securities	—	—	292	—	292
Interest-bearing cash	16	—	8	—	24
Interest-bearing cash — intercompany	—	—	16	(16)	—
Operating leases	232	—	2,147	—	2,379
Total financing revenue and other interest income	1,219	—	6,265	(142)	7,342
Interest expense
Interest on deposits	58	—	587	—	645
Interest on short-term borrowings	60	—	11	—	71
Interest on long-term debt	2,676	—	677	(17)	3,336
Interest on intercompany debt	(1)	1	120	(120)	—
Total interest expense	2,793	1	1,395	(137)	4,052
Depreciation expense on operating lease assets	113	—	1,286	—	1,399
Net financing (loss) revenue	(1,687)	(1)	3,584	(5)	1,891
Dividends from subsidiaries
Nonbank subsidiaries	1,074	448	—	(1,522)	—
Other revenue
Servicing fees	191	—	218	—	409
Servicing asset valuation and hedge activities, net	—	—	(4)	—	(4)
Total servicing income, net	191	—	214	—	405
Insurance premiums and service revenue earned	—	—	1,055	—	1,055
(Loss) gain on mortgage and automotive loans, net	(2)	—	381	—	379
Loss on extinguishment of debt	—	—	(148)	—	(148)
Other gain on investments, net	—	—	146	—	146
Other income, net of losses	173	474	1,280	(1,190)	737
Total other revenue	362	474	2,928	(1,190)	2,574
Total net (loss) revenue	(251)	921	6,512	(2,717)	4,465
Provision for loan losses	81	—	248	—	329
Noninterest expense
Compensation and benefits expense	728	473	381	(476)	1,106
Insurance losses and loss adjustment expenses	—	—	454	—	454
Other operating expenses	1,090	1	1,685	(714)	2,062
Total noninterest expense	1,818	474	2,520	(1,190)	3,622
(Loss) income from continuing operations before income tax benefit and undistributed income (loss) of subsidiaries	(2,150)	447	3,744	(1,527)	514
Income tax benefit from continuing operations	(172)	—	(684)	—	(856)
Net (loss) income from continuing operations	(1,978)	447	4,428	(1,527)	1,370
Income (loss) from discontinued operations, net of tax	49	(93)	(130)	—	(174)
Undistributed income (loss) of subsidiaries
Bank subsidiary	859	859	—	(1,718)	—
Nonbank subsidiaries	2,266	(105)	—	(2,161)	—
Net income	1,196	1,108	4,298	(5,406)	1,196
Other comprehensive income, net of tax	224	149	411	(560)	224
Comprehensive income	$1,420	$1,257	$4,709	$(5,966)	$1,420

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Year ended December 31, 2011 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$1,071	$—	$3,128	$(10)	$4,189
Interest and fees on finance receivables and loans — intercompany	173	—	26	(199)	—
Interest on loans held-for-sale	5	—	175	—	180
Interest on trading assets	—	—	8	—	8
Interest and dividends on available-for-sale investment securities	4	—	346	—	350
Interest-bearing cash	5	—	10	—	15
Operating leases	713	—	1,216	—	1,929
Total financing revenue and other interest income	1,971	—	4,909	(209)	6,671
Interest expense
Interest on deposits	65	—	550	—	615
Interest on short-term borrowings	56	—	5	—	61
Interest on long-term debt	3,365	(1)	587	(21)	3,930
Interest on intercompany debt	(13)	2	196	(185)	—
Total interest expense	3,473	1	1,338	(206)	4,606
Depreciation expense on operating lease assets	250	—	691	—	941
Net financing (loss) revenue	(1,752)	(1)	2,880	(3)	1,124
Dividends from subsidiaries
Nonbank subsidiaries	1,383	—	—	(1,383)	—
Other revenue
Servicing fees	270	—	256	(1)	525
Servicing asset valuation and hedge activities, net	—	—	(434)	—	(434)
Total servicing income (loss), net	270	—	(178)	(1)	91
Insurance premiums and service revenue earned	—	—	1,153	—	1,153
Gain on mortgage and automotive loans, net	22	—	207	—	229
Loss on extinguishment of debt	(64)	—	—	—	(64)
Other gain on investments, net	10	—	248	—	258
Other income, net of losses	(167)	37	1,415	(664)	621
Total other revenue	71	37	2,845	(665)	2,288
Total net (loss) revenue	(298)	36	5,725	(2,051)	3,412
Provision for loan losses	58	—	103	—	161
Noninterest expense
Compensation and benefits expense	685	37	308	(37)	993
Insurance losses and loss adjustment expenses	—	—	452	—	452
Other operating expenses	541	1	2,069	(628)	1,983
Total noninterest expense	1,226	38	2,829	(665)	3,428
(Loss) income from continuing operations before income tax (benefit) expense and undistributed income (loss) of subsidiaries	(1,582)	(2)	2,793	(1,386)	(177)
Income tax (benefit) expense from continuing operations	(616)	(1)	659	—	42
Net (loss) income from continuing operations	(966)	(1)	2,134	(1,386)	(219)
Income (loss) from discontinued operations, net of tax	10	(8)	57	3	62
Undistributed income (loss) of subsidiaries
Bank subsidiary	1,254	1,254	—	(2,508)	—
Nonbank subsidiaries	(455)	477	—	(22)	—
Net (loss) income	(157)	1,722	2,191	(3,913)	(157)
Other comprehensive loss, net of tax	(172)	(63)	(346)	409	(172)
Comprehensive (loss) income	$(329)	$1,659	$1,845	$(3,504)	$(329)

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Condensed Consolidating Balance Sheet

December 31, 2013 ($ in millions)	Parent (a)	Guarantors	Nonguarantors (a)	Consolidating adjustments	Ally consolidated
Assets
Cash and cash equivalents
Noninterest-bearing	$979	$37	$299	$—	$1,315
Interest-bearing	1,951	—	2,265	—	4,216
Interest-bearing — intercompany	—	—	410	(410)	—
Total cash and cash equivalents	2,930	37	2,974	(410)	5,531
Investment securities	—	—	17,083	—	17,083
Loans held-for-sale, net	—	—	35	—	35
Finance receivables and loans, net
Finance receivables and loans, net	6,673	—	93,655	—	100,328
Intercompany loans to
Bank subsidiary	600	—	—	(600)	—
Nonbank subsidiaries	4,207	—	1,925	(6,132)	—
Allowance for loan losses	(131)	—	(1,077)	—	(1,208)
Total finance receivables and loans, net	11,349	—	94,503	(6,732)	99,120
Investment in operating leases, net	3,172	—	14,508	—	17,680
Intercompany receivables from
Bank subsidiary	236	—	—	(236)	—
Nonbank subsidiaries	465	—	588	(1,053)	—
Investment in subsidiaries
Bank subsidiary	14,916	14,916	—	(29,832)	—
Nonbank subsidiaries	12,201	68	—	(12,269)	—
Premiums receivable and other insurance assets	—	—	1,634	(21)	1,613
Other assets	3,122	—	6,880	(413)	9,589
Assets of operations held-for-sale	516	—	—	—	516
Total assets	$48,907	$15,021	$138,205	$(50,966)	$151,167
Liabilities
Deposit liabilities
Noninterest-bearing	$—	$—	$60	$—	$60
Interest-bearing	440	—	52,850	—	53,290
Total deposit liabilities	440	—	52,910	—	53,350
Short-term borrowings	3,225	—	5,320	—	8,545
Long-term debt	25,819	—	43,646	—	69,465
Intercompany debt to
Nonbank subsidiaries	2,334	—	4,808	(7,142)	—
Intercompany payables to
Bank subsidiary	197	—	—	(197)	—
Nonbank subsidiaries	666	—	447	(1,113)	—
Interest payable	709	—	179	—	888
Unearned insurance premiums and service revenue	—	—	2,314	—	2,314
Accrued expenses and other liabilities	1,309	93	1,408	(413)	2,397
Total liabilities	34,699	93	111,032	(8,865)	136,959
Total equity	14,208	14,928	27,173	(42,101)	14,208
Total liabilities and equity	$48,907	$15,021	$138,205	$(50,966)	$151,167

(a)	Amounts presented are based upon the legal transfer of the underlying assets to VIEs in order to reflect legal ownership.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

December 31, 2012 ($ in millions)	Parent (a)	Guarantors	Nonguarantors (a)	Consolidating adjustments	Ally consolidated
Assets
Cash and cash equivalents
Noninterest-bearing	$729	$—	$344	$—	$1,073
Noninterest-bearing — intercompany	39	—	—	(39)	—
Interest-bearing	3,204	—	3,236	—	6,440
Interest-bearing — intercompany	—	—	452	(452)	—
Total cash and cash equivalents	3,972	—	4,032	(491)	7,513
Investment securities	—	—	14,178	—	14,178
Loans held-for-sale, net	—	—	2,576	—	2,576
Finance receivables and loans, net
Finance receivables and loans, net	12,486	—	86,569	—	99,055
Intercompany loans to
Bank subsidiary	1,600	—	—	(1,600)	—
Nonbank subsidiaries	3,514	—	672	(4,186)	—
Allowance for loan losses	(170)	—	(1,000)	—	(1,170)
Total finance receivables and loans, net	17,430	—	86,241	(5,786)	97,885
Investment in operating leases, net	2,003	—	11,547	—	13,550
Intercompany receivables from
Bank subsidiary	677	—	—	(677)	—
Nonbank subsidiaries	315	334	378	(1,027)	—
Investment in subsidiaries
Bank subsidiary	14,288	14,288	—	(28,576)	—
Nonbank subsidiaries	19,180	3,723	—	(22,903)	—
Mortgage servicing rights	—	—	952	—	952
Premiums receivable and other insurance assets	—	—	1,609	—	1,609
Other assets	2,514	—	9,968	(574)	11,908
Assets of operations held-for-sale	855	762	30,582	(23)	32,176
Total assets	$61,234	$19,107	$162,063	$(60,057)	$182,347
Liabilities
Deposit liabilities
Noninterest-bearing	$—	$—	$1,977	$—	$1,977
Noninterest-bearing — intercompany	—	—	39	(39)	—
Interest-bearing	983	—	44,955	—	45,938
Total deposit liabilities	983	—	46,971	(39)	47,915
Short-term borrowings	3,094	—	4,367	—	7,461
Long-term debt	32,342	—	42,219	—	74,561
Intercompany debt to
Nonbank subsidiaries	530	—	5,708	(6,238)	—
Intercompany payables to
Bank subsidiary	752	—	—	(752)	—
Nonbank subsidiaries	674	—	278	(952)	—
Interest payable	748	—	184	—	932
Unearned insurance premiums and service revenue	—	—	2,296	—	2,296
Accrued expenses and other liabilities	2,187	451	4,517	(570)	6,585
Liabilities of operations held-for-sale	26	725	21,948	—	22,699
Total liabilities	41,336	1,176	128,488	(8,551)	162,449
Total equity	19,898	17,931	33,575	(51,506)	19,898
Total liabilities and equity	$61,234	$19,107	$162,063	$(60,057)	$182,347

(a)	Amounts presented are based upon the legal transfer of the underlying assets to VIEs in order to reflect legal ownership.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Condensed Consolidating Statement of Cash Flows

Year ended December 31, 2013 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Operating activities
Net cash provided by operating activities	$3,015	$3,572	$5,305	$(9,391)	$2,501
Investing activities
Purchases of available-for-sale securities	—	—	(12,304)	—	(12,304)
Proceeds from sales of available-for-sale securities	—	—	3,627	—	3,627
Proceeds from maturities and repayments of available-for-sale securities	—	—	5,509	—	5,509
Net decrease (increase) in finance receivables and loans	4,898	79	(7,456)	—	(2,479)
Net change in loans — intercompany	306	251	(1,503)	946	—
Net increase in operating lease assets	(1,320)	—	(4,912)	—	(6,232)
Capital contributions to subsidiaries	(477)	—	—	477	—
Returns of contributed capital	1,002	150	—	(1,152)	—
Sales of mortgage servicing rights	—	—	911	—	911
Proceeds from sale of business units, net	1,799	554	5,091	—	7,444
Net change in restricted cash	—	(26)	(44)	—	(70)
Other, net	41	—	10	—	51
Net cash provided by (used in) investing activities	6,249	1,008	(11,071)	271	(3,543)
Financing activities
Net change in short-term borrowings — third party	131	36	1,424	—	1,591
Net (decrease) increase in deposits	(543)	—	5,879	39	5,375
Proceeds from issuance of long-term debt — third party	3,236	—	24,076	—	27,312
Repayments of long-term debt — third party	(9,468)	(70)	(22,354)	—	(31,892)
Net change in debt — intercompany	1,803	(271)	(629)	(903)	—
Proceeds from issuance of common stock	1,270	—	—	—	1,270
Repurchase of mandatorily convertible preferred stock held by U.S. Department of Treasury and elimination of share adjustment right	(5,925)	—	—	—	(5,925)
Dividends paid — third party	(810)	—	—	—	(810)
Dividends paid and returns of contributed capital — intercompany	—	(4,267)	(6,275)	10,542	—
Capital contributions from parent	—	29	448	(477)	—
Net cash (used in) provided by financing activities	(10,306)	(4,543)	2,569	9,201	(3,079)
Effect of exchange-rate changes on cash and cash equivalents	—	—	45	—	45
Net (decrease) increase in cash and cash equivalents	(1,042)	37	(3,152)	81	(4,076)
Adjustment for change in cash and cash equivalents of operations held-for-sale	—	—	2,094	—	2,094
Cash and cash equivalents at beginning of year	3,972	—	4,032	(491)	7,513
Cash and cash equivalents at end of year	$2,930	$37	$2,974	$(410)	$5,531

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Year ended December 31, 2012 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Operating activities
Net cash provided by operating activities	$102	$306	$5,862	$(1,221)	$5,049
Investing activities
Purchases of available-for-sale securities	—	—	(12,816)	—	(12,816)
Proceeds from sales of available-for-sale securities	—	—	7,662	—	7,662
Proceeds from maturities and repayments of available-for-sale securities	—	—	5,673	—	5,673
Net decrease (increase) in finance receivables and loans	3,027	2	(14,972)	—	(11,943)
Proceeds from sales of finance receivables and loans	352	—	1,980	—	2,332
Net change in loans — intercompany	3,879	105	129	(4,113)	—
Net increase in operating lease assets	(2,268)	—	(3,431)	—	(5,699)
Capital contributions to subsidiaries	(261)	—	—	261	—
Returns of contributed capital	2,079	—	—	(2,079)	—
Net cash effect from deconsolidation of ResCap	—	—	(539)	—	(539)
Proceeds from sale of business units, net	29	—	487	—	516
Net change in restricted cash	—	(13)	(1,685)	—	(1,698)
Other, net	(247)	—	204	—	(43)
Net cash provided by (used in) investing activities	6,590	94	(17,308)	(5,931)	(16,555)
Financing activities
Net change in short-term borrowings — third party	338	25	2,331	—	2,694
Net (decrease) increase in deposits	(785)	1	7,476	(39)	6,653
Proceeds from issuance of long-term debt — third party	3,613	70	35,718	—	39,401
Repayments of long-term debt — third party	(11,238)	(73)	(28,598)	—	(39,909)
Net change in debt — intercompany	(44)	(149)	(3,984)	4,177	—
Dividends paid — third party	(802)	—	—	—	(802)
Dividends paid and returns of contributed capital — intercompany	—	(457)	(2,843)	3,300	—
Capital contributions from parent	—	169	92	(261)	—
Net cash (used in) provided by financing activities	(8,918)	(414)	10,192	7,177	8,037
Effect of exchange-rate changes on cash and cash equivalents	(63)	—	5	—	(58)
Net decrease in cash and cash equivalents	(2,289)	(14)	(1,249)	25	(3,527)
Adjustment for change in cash and cash equivalents of operations held-for-sale	—	—	(1,995)	—	(1,995)
Cash and cash equivalents at beginning of year	6,261	14	7,276	(516)	13,035
Cash and cash equivalents at end of year	$3,972	$—	$4,032	$(491)	$7,513

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Year ended December 31, 2011 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Operating activities
Net cash provided by operating activities	$2,695	$209	$3,973	$(1,384)	$5,493
Investing activities
Purchases of available-for-sale securities	—	—	(19,377)	—	(19,377)
Proceeds from sales of available-for-sale securities	1,494	—	12,738	—	14,232
Proceeds from maturities and repayments of available-for-sale securities	1	—	4,964	—	4,965
Net increase in finance receivables and loans	(2,933)	(51)	(14,014)	—	(16,998)
Proceeds from sales of finance receivables and loans	1,346	—	1,522	—	2,868
Net change in loans — intercompany	2,743	11	(88)	(2,666)	—
Net (increase) decrease in operating lease assets	2,890	—	(3,901)	—	(1,011)
Capital contributions to subsidiaries	(1,634)	(855)	—	2,489	—
Returns of contributed capital	1,255	—	—	(1,255)	—
Proceeds from sale of business unit, net	—	—	50	—	50
Net change in restricted cash	157	—	189	—	346
Other, net	(33)	(1)	831	—	797
Net cash provided by (used in) investing activities	5,286	(896)	(17,086)	(1,432)	(14,128)
Financing activities
Net change in short-term borrowings — third party	237	47	230	—	514
Net increase in deposits	308	—	5,766	—	6,074
Proceeds from issuance of long-term debt — third party	3,201	200	41,353	—	44,754
Repayments of long-term debt — third party	(9,414)	(226)	(30,833)	—	(40,473)
Net change in debt — intercompany	71	30	(2,755)	2,654	—
Dividends paid — third party	(819)	—	—	—	(819)
Dividends paid and returns of contributed capital — intercompany	—	(207)	(2,431)	2,638	—
Capital contributions from parent	—	855	1,634	(2,489)	—
Net cash (used in) provided by financing activities	(6,416)	699	12,964	2,803	10,050
Effect of exchange-rate changes on cash and cash equivalents	31	—	18	—	49
Net increase (decrease) in cash and cash equivalents	1,596	12	(131)	(13)	1,464
Adjustment for change in cash and cash equivalents of operations held-for-sale	—	—	(99)	—	(99)
Cash and cash equivalents at beginning of year	4,665	2	7,506	(503)	11,670
Cash and cash equivalents at end of year	$6,261	$14	$7,276	$(516)	$13,035
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

	2013		2012
December 31, ($ in millions)	Maximum liability	Carrying value of liability	Maximum liability	Carrying value of liability
Default automotive repurchases	$—	$—	$1,897	$—
Standby letters of credit and other guarantees	142	30	274	44
Default Automotive Repurchases
Certain of our discontinued international automotive financing businesses provided certain investors in our on-balance sheet arrangements (securitizations) and whole-loan transactions with repurchase commitments for loans that became contractually delinquent within a specified time from their date of origination or purchase. The maximum obligation represented the principal balance for loans sold that were covered by those stipulations. Refer to Note 9 for further information regarding our securitization trusts.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Standby Letters of Credit
Our Commercial Finance Group has exposure to standby letters of credit that represent irrevocable guarantees of payment of specified financial obligations. Third-party beneficiaries primarily utilize standby letters of credit as insurance in the event of nonperformance by our customers. Assets of the customers (e.g., trade receivables, inventory, and cash deposits) generally collateralize the letters of credit. Expiration dates on letters of credit range from certain ongoing commitments that will expire during the upcoming year to terms of several years for certain letters of credit.
If nonperformance by a customer occurs for letters of credit, we can be liable for payment of the letter of credit to the beneficiary with our likely recourse being a charge back to the customer or liquidation of the collateral.
Commitments
Financing Commitments
The contractual commitments were as follows.

December 31, ($ in millions)	2013	2012
Commitments to
Sell mortgages or securities (a)	$—	$6,282
Originate/purchase mortgages or securities (a)	—	4,249
Provide capital to investees (b)	63	86
Provide retail automotive receivables to third-parties (c)	—	425
Construction-lending commitments (d)	187	100
Home equity lines of credit (e)	388	411
Unused revolving credit line commitments (f)	1,062	668

(a)	We have exited the mortgage origination and servicing business.

(b)	We are committed to contribute capital to certain investees. The fair value of these commitments is considered in the overall valuation of the underlying assets with which they are associated.

(c)
Certain of our discontinued international automotive financing businesses were committed to provide retail automotive receivables to third-party banks in exchange for secured debt. Those transactions did not meet the definition of a sale.

(d)	The fair value of these commitments is considered in the overall valuation of the related assets.

(e)	We are committed to fund the remaining unused balances on home equity lines of credit.

(f)	The unused portion of revolving lines of credit reset at prevailing market rates and, as such, approximate market value.
Revolving credit line commitments contain an element of credit risk. Management reduces its credit risk for unused revolving credit line commitments by applying the same credit policies in making commitments as it does for extending loans. We typically require collateral as these commitments are drawn.
Lease Commitments
Future minimum rental payments required under operating leases, primarily for real property, with noncancelable lease terms expiring after December 31, 2013, are as follows.

Year ended December 31, ($ in millions)
2014	$39
2015	34
2016	18
2017	5
2018	—
2019 and thereafter	—
Total minimum payment required	$96
Certain of the leases contain escalation clauses and renewal or purchase options. Rental expenses under operating leases were $47 million, $63 million, and $79 million in 2013, 2012, and 2011, respectively.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Contractual Commitments
We have entered into multiple agreements for information technology, marketing and advertising, and voice and communication technology and maintenance. Many of the agreements are subject to variable price provisions, fixed or minimum price provisions, and termination or renewal provisions.

Year ended December 31, ($ in millions)
2014	$76
2015 and 2016	2
Total future payment obligations	$78
29.    Contingencies and Other Risks
In the normal course of business, we enter into transactions that expose us to varying degrees of risk.
Concentration with GM and Chrysler
The profitability and financial condition of our operations are heavily dependent upon the performance, operations, and prospects of GM, Chrysler, and their dealers. We were previously party to agreements with each of GM and Chrysler that provided for certain exclusivity privileges related to subvention programs that they offered. Our agreement with Chrysler expired in April 2013. In addition, our agreement with GM expired effective February 28, 2014. These agreements provided Ally with certain preferred provider benefits, including limiting the use of other financing providers by GM and Chrysler for their incentive programs. We entered into a new auto financing agreement with GM that became effective on March 1, 2014 (the GM Agreement), which provides a general framework for dealer and consumer financing related to GM vehicles, as well as with respect to our ongoing participation in GM subvention programs. The GM Agreement does not provide Ally with any exclusivity or similar privileges related to the financing of GM vehicles, whether through subvention programs or otherwise. The GM Agreement is cancellable upon notice by either party after one year.
Mortgage-Related Matters
ResCap Bankruptcy Filing
Our mortgage operations were historically a significant portion of our operations and were conducted primarily through our Residential Capital, LLC (ResCap) subsidiary. On May 14, 2012, ResCap and certain of its wholly owned direct and indirect subsidiaries (collectively, the Debtors) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court). On May 14, 2013, Ally Financial Inc., on behalf of itself and certain of its subsidiaries (collectively, AFI) entered into a Plan Support Agreement (the PSA) with the Debtors, the official committee of unsecured creditors appointed in the Debtors’ Chapter 11 cases, and certain creditors. The PSA, which was approved by the Bankruptcy Court on June 26, 2013, required the parties to support a Chapter 11 plan in the Debtors’ Chapter 11 cases (the Plan) that, among other things, settled and provided AFI full releases for all existing and potential claims between AFI and the Debtors, including all representation and warranty claims that resided with the Debtors, as well as full releases for all pending and potential claims related to the Debtors that have been or could be brought against AFI by third parties.
On July 3, 2013, the Debtors filed the Plan and related disclosure statement (the Disclosure Statement), with the Bankruptcy Court. The Bankruptcy Court entered an order approving the Disclosure Statement on August 23, 2013. The Plan provided, among other things, that on the effective date of the Plan, AFI would contribute to the Debtors' estates $1.95 billion in cash or cash equivalents, and will further contribute $150 million received by AFI for claims it pursues against its insurance carriers related to the claims released in connection with the Plan, with such amount guaranteed by AFI to be paid no later than September 30, 2014. The Bankruptcy Court entered an order confirming the Plan on December 11, 2013, which became effective on December 17, 2013. The confirmed Plan excludes from the third party releases the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac), and the Federal Housing Finance Agency (the FHFA) as conservator for Fannie Mae and Freddie Mac, with respect to certain ordinary-course claims against Ally Bank as a former mortgage seller and servicer, as well as the Department of Justice and state attorneys general with respect to certain types of claims. Further, AFI has agreed to settlements with each of the FHFA and the Federal Deposit Insurance Corporation (FDIC), as receiver for certain failed banks, pursuant to which, among other things, in exchange for a monetary payment, the FHFA’s and FDIC’s previously pending lawsuits against AFI were dismissed. For further information with respect to the bankruptcy, refer to Note 1.
Mortgage Settlements and Consent Order
On February 9, 2012, we announced that we had reached an agreement with respect to investigations into procedures followed by mortgage servicing companies and banks in connection with mortgage origination and servicing activities and foreclosure home sales and evictions (the Mortgage Settlement). Further, as a result of an examination conducted by the FRB and FDIC, on April 13, 2011, we entered into a consent order (the Consent Order) with the FRB and the FDIC, that required, among other things, GMAC Mortgage, LLC to retain independent consultants to conduct a risk assessment related to mortgage servicing activities and, separately, to conduct a review of certain past residential mortgage foreclosure actions. As a result of the Plan becoming effective, the Debtors will remain responsible for all costs and obligations imposed on the Debtors under the Mortgage Settlement and Consent Order.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Legal Proceedings
We are or may be subject to potential liability under various governmental proceedings, claims, and legal actions that are pending or otherwise asserted against us. We are named as defendants in a number of legal actions, and we are involved in governmental proceedings arising in connection with our respective businesses. Some of the pending actions purport to be class actions, and certain legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. We establish reserves for legal claims when payments associated with the claims become probable and the payments can be reasonably estimated. Given the inherent difficulty of predicting the outcome of litigation and regulatory matters, it is generally very difficult to predict what the eventual outcome will be, and when the matter will be resolved. The actual costs of resolving legal claims may be higher or lower than any amounts reserved for the claims.
On the basis of information currently available, advice of counsel, available insurance coverage, and established reserves, it is the opinion of management that the eventual outcome of the current actions against us will not have a material adverse effect on our consolidated financial condition, results of operations, or cash flows. However, it is possible that the ultimate resolution of legal matters, if unfavorable, may be material to our consolidated financial condition, results of operations, or cash flows in a particular period.
Regulatory Matters
Ally and its subsidiaries, including Ally Bank, are or may become involved from time to time in reviews, investigations, and proceedings (both formal and informal), and information-gathering requests, by government and self-regulatory agencies, including the FRB, FDIC, Utah DFI, CFPB, U.S. Department of Justice (DOJ), SEC, and the Federal Trade Commission regarding their respective operations. Such requests include subpoenas from each of the SEC and the DOJ. The subpoenas and document requests from the SEC include information covering a wide range of mortgage-related matters, and the subpoenas received from the DOJ include a broad request for documentation and other information in connection with its investigations of potential fraud and other potential legal violations related to mortgage-backed securities, as well as the origination and/or underwriting of mortgage loans.
Further, in December 2013, Ally Financial Inc. and Ally Bank entered into Consent Orders issued by the CFPB and the DOJ pertaining to the allegation of disparate impact in the automotive finance business, which resulted in a $98 million charge in the fourth quarter of 2013. The Consent Orders require Ally to create a compliance plan addressing, at a minimum, the communication of Ally’s expectations of Equal Credit Opportunity Act compliance to dealers, maintenance of Ally’s existing limits on dealer finance income for contracts acquired by Ally, and monitoring for potential discrimination both at the dealer level and across all dealers. Ally also must form a compliance committee consisting of Ally and Ally Bank directors to oversee Ally’s execution of the Consent Orders’ terms. Failure to achieve certain remediation targets could result in the payment of additional amounts in the future.
Investigations, proceedings or information-gathering requests that Ally is, or may become, involved in may result in material adverse consequences including without limitation, adverse judgments, settlements, fines, penalties, injunctions, or other actions.
Loan Repurchases and Obligations Related to Loan Sales
Representation and Warranty Obligation Reserve Methodology
The representation and warranty reserve was $45 million at December 31, 2013 with respect to our sold and serviced loans for which we have retained representation and warranty obligation. The liability for representation and warranty obligations reflects management's best estimate of probable losses with respect to Ally Bank's mortgage loans sold to Fannie Mae and Freddie Mac. We considered historical and recent demand trends in establishing the reserve. The methodology used to estimate the reserve considers a variety of assumptions including borrower performance (both actual and estimated future defaults), repurchase demand behavior, historical loan defect experience, historical mortgage insurance rescission experience, and historical and estimated future loss experience, which includes projections of future home price changes as well as other qualitative factors including investor behavior. It is difficult to predict and estimate the level and timing of any potential future demands. In cases where we may not be able to reasonably estimate losses, a liability is not recognized. Management monitors the adequacy of the overall reserve and makes adjustments to the level of reserve, as necessary, after consideration of other qualitative factors including ongoing dialogue and experience with counterparties. At the time a loan is sold, an estimate of the fair value of the liability is recorded and classified in accrued expenses and other liabilities on our Consolidated Balance Sheet and recorded as a component of gain (loss) on mortgage and automotive loans, net, in our Consolidated Statement of Income. We recognize changes in the liability when additional relevant information becomes available. Changes in the estimate are recorded as other operating expenses in our Consolidated Statement of Income.
On April 16, 2013, we completed the sales of agency MSRs to Ocwen and Quicken. The sale to Ocwen included the transfer of the origination representation and warranty liabilities (but not those related to servicing) on any and all claims following the sale of the MSRs through an indemnification agreement. However, Ally Bank retained all representation and warranty liability related to loans previously liquidated with a loss (e.g. GSEs completed a foreclosure) as well as the liability on outstanding claims at the time of the sale. The MSRs sale to Quicken did not include the transfer of representation and warranty liabilities. The repurchase reserve at December 31, 2013 reflects probable losses associated with the contractual obligation retained.
Other Contingencies
We are subject to potential liability under various other exposures including tax, nonrecourse loans, self-insurance, and other miscellaneous contingencies. We establish reserves for these contingencies when the loss becomes probable and the amount can be reasonably

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

estimated. The actual costs of resolving these items may be substantially higher or lower than the amounts reserved for any one item. Based on information currently available, it is the opinion of management that the eventual outcome of these items will not have a material adverse impact on our results of operations, financial position, or cash flows.
30.    Quarterly Financial Statements (unaudited)

($ in millions)	First quarter	Second quarter	Third quarter	Fourth quarter
2013
Net financing revenue	$640	$628	$737	$774
Other revenue	386	402	371	325
Total net revenue	1,026	1,030	1,108	1,099
Provision for loan losses	131	89	141	140
Total noninterest expense	958	801	762	884
(Loss) income from continuing operations before income tax (benefit) expense	(63)	140	205	75
Income tax (benefit) expense from continuing operations	(123)	40	28	(4)
Net income from continuing operations	60	100	177	79
Income (loss) from discontinued operations, net of tax	1,033	(1,027)	(86)	25
Net income (loss)	$1,093	$(927)	$91	$104
Basic earnings per common share
Net loss from continuing operations	$(105)	$(75)	$(18)	$(270)
Net income (loss)	671	(847)	(82)	(251)
Diluted earnings per common share
Net loss from continuing operations	$(105)	$(75)	$(18)	$(270)
Net income (loss)	671	(847)	(82)	(251)
2012
Net financing revenue	$351	$457	$472	$611
Other revenue	605	714	775	480
Total net revenue	956	1,171	1,247	1,091
Provision for loan losses	98	33	105	93
Total noninterest expense	855	971	845	951
Income from continuing operations before income tax expense (benefit)	3	167	297	47
Income tax expense (benefit) from continuing operations	1	(16)	46	(887)
Net income from continuing operations	2	183	251	934
Income (loss) from discontinued operations, net of tax	308	(1,081)	133	466
Net income (loss)	$310	$(898)	$384	$1,400
Basic earnings per common share
Net (loss) income from continuing operations	$(149)	$(13)	$38	$551
Net income (loss)	82	(825)	137	901
Diluted earnings per common share
Net (loss) income from continuing operations	$(149)	$(13)	$38	$455
Net income (loss)	82	(825)	137	700
31.    Subsequent Events
U.S. Department of the Treasury Sale of Ally Common Stock
On January 23, 2014, Treasury sold 410,000 shares of Ally Financial Inc. common stock in a private offering. Treasury obtained gross proceeds of $3.0 billion from the common stock offering. At the conclusion of this sale, Treasury held approximately 37 percent of Ally's common stock.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Notes Offering
On January 22, 2014, we completed a securities offering of $750 million in aggregate principal amount of 3.5% Ally senior guaranteed notes with a January 2019 maturity date.
Declaration of Quarterly Dividend Payments
On January 2, 2014, the Ally Board of Directors declared quarterly dividend payments on certain outstanding preferred stock. This included a cash dividend of $18.08 per share, or a total of $47 million, on Fixed Rate Cumulative Perpetual Preferred Stock, Series G; and a cash dividend of $0.53 per share, or a total of $22 million, on Fixed Rate/Floating Rate Perpetual Preferred Stock, Series A. The dividends were paid on February 18, 2014.

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
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.
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

Name	Age	Position
Franklin W. Hobbs	66	Director (Chairman of the Board)
Robert T. Blakely	72	Director (Chairman of Audit Committee)
Mayree C. Clark	56	Director (Member of Audit Committee)
Stephen A. Feinberg	53	Director
Kim S. Fennebresque	63	Director
Gerald Greenwald	78	Director
Brian P. MacDonald	48	Director (Member of Audit Committee)
Marjorie Magner	64	Director
Henry S. Miller	68	Director
Mathew Pendo	50	Director (Member of Audit Committee)
Michael A. Carpenter	66	Director and Chief Executive Officer
Jeffrey J. Brown	40	Senior Executive Vice President of Finance and Corporate Planning
Christopher A. Halmy	45	Chief Financial Officer
Barbara Yastine	54	Chief Executive Officer and President of Ally Bank
William F. Muir	59	President
William Solomon	61	Group Vice President and General Counsel
David J. DeBrunner	47	Vice President, Chief Accounting Officer, and Corporate Controller
Brian Gunn	41	Chief Risk Officer
Directors, Executive Officers, and Other Significant Employees
Franklin W. Hobbs — Director of Ally since May 2009. He currently serves as Chairman of the board. Since 2004, he has been an advisor to One Equity Partners LLC, which manages investments and commitments for JPMorgan Chase & Co. in direct private equity transactions. He was previously the CEO of Houlihan Lokey Howard & Zukin. In that role, he oversaw all operations, which included advisory services for mid-market companies involved in mergers and acquisitions and corporate restructurings. He previously was Chairman of UBS AG's Warburg Dillon, Read & Co. Inc. unit. Prior to that, he was President and CEO of Dillon, Read & Co. Inc. Hobbs earned his bachelor's degree from Harvard College and master's degree in business administration from Harvard Business School. He serves as a director on the boards of the BAWAG P.S.K., Lord Abbett & Company, and Molson Coors Brewing Company.
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
Mayree C. Clark — Director of Ally since May 2009. She currently serves on the Audit Committee. Clark is the founding partner of Eachwin Capital, an asset management firm. Previously, she was a partner and member of the executive committee of AEA Holdings and held a variety of executive positions at Morgan Stanley over a span of 24 years, serving as Global Research Director, Director of Global Private Wealth Management, and deputy to the chairman, president and CEO. Clark earned a bachelor's degree from the University of Southern California and a master's degree in business administration from Stanford University Graduate School of Business. She serves on the board of the Stanford Management Company and is a member of the Council on Foreign Relations, the Dean's Advisory Council of the Stanford Graduate School of Business, Women Moving Millions, and the Circle Financial Group.
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

Ally Financial Inc. • Form 10-K

Kim S. Fennebresque — Director of Ally since May 2009. Fennebresque served as chairman and chief executive officer of Dahlman Rose & Co. and is a senior advisor at Cowen Group, Inc. He also served as its chairman, president, and chief executive officer where he oversaw all aspects of the management and operations of the company. Fennebresque has extensive business experience and has served as an investment banker for over three decades. He has demonstrated leadership capability and has extensive knowledge of the management of a publicly traded company. The depth and breadth of his exposure to areas of compensation, legal, accounting, and regulatory issues make him a skilled advisor. Prior to joining Cowen Group, Fennebresque held positions as head of the Corporate Finance and Mergers & Acquisitions departments at UBS, general partner and co-head of Investment Banking at Lazard Frères & Co., and various positions at The First Boston Corporation. Fennebresque is a graduate of Trinity College and Vanderbilt Law School. He is currently on the boards of TEAK Fellowship, Fountain House, and Common Good.
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
Brian P. MacDonald — Appointed to the Ally board of directors in May 2013. He currently serves on the Audit Committee. MacDonald was President and Chief Executive Officer of ETP Holdco Corporation until June 2013. Prior to Energy Transfer Partners’ acquisition of Sunoco, Inc. in October 2012, MacDonald served as Chairman, President and Chief Executive Officer of Sunoco, Inc., a leading logistics and retail company based in Philadelphia, Pennsylvania, and Chairman of Sunoco Logistics Partners, L.P., a master limited partnership focused on the transport and storage of crude oil and refined petroleum products. MacDonald joined Sunoco from Dell, Inc. where he had been chief financial officer for the company’s commercial business unit, corporate vice president and treasurer and chairman of Dell Financial Services, the financing arm of Dell. He also previously worked for General Motors Corporation where he held a variety of positions in financial management. MacDonald has a Bachelor of Science degree from Mount Allison University and Masters in Business Administration from McGill University. He serves on the board of Computer Sciences Corporation.
Marjorie Magner — Director of Ally since May 2010. Magner has over 30 years of experience in the financial services sector. She is a founding member and partner of Brysam Global Partners, a specialized private equity firm that invests in financial services. Previously, she served as chairman and chief executive officer of the Global Consumer Group at Citigroup. In this position, she was responsible for the company's operations serving consumers through retail banking, credit cards, and consumer finance. She earned a bachelor's degree in psychology from Brooklyn College and a master's degree from Krannert School of Management, Purdue University. Magner also serves on the boards of Accenture Ltd., Gannett Company, Inc., and the Brooklyn College Foundation. She is a member of the dean's advisory council for the Krannert School of Management.
Henry S. Miller — Appointed to the Ally board of directors in August 2012. Miller has served as chairman of Marblegate Asset Management, LLC since its formation in 2009. Miller was also co-founder, chairman and managing director of Miller Buckfire & Co., LLC. Prior to founding Miller Buckfire, he was vice chairman and managing director at Dresdner Kleinwort Wasserstein. He also served as managing director and head of both the restructuring and transportation industry group of Salomon Brothers. He also previously held senior leadership roles at Prudential Securities and Lehman Brothers. Miller received his bachelor's degree from Fordham University and a master's degree in business administration from Columbia Business School. He is a trustee of Save the Children, the Washington Institute for Near East Policy, and Fordham University, as well as a member of the board of directors of AIG and a member of the board of overseers of Columbia Business School.
Mathew Pendo — Appointed to the Ally board of directors in April 2013. He currently serves on the Audit Committee. Pendo is a senior member of the investment banking division at Sandler O'Neill + Partners L.P. based in New York. He is the former Chief Investment Officer of TARP. Prior to his two-year tenure with Treasury, he spent seven years as a managing director in investment banking at Barclays Capital including roles as co-head of U.S. investment banking and co-head of global industrials. Prior to Barclays, he spent 18 years at Merrill Lynch in investment banking in New York, Los Angeles, and Palo Alto working with companies in the financial services and technology industries. Pendo currently serves on the board of directors for the New Canaan Country School and previously served on the board of directors for the Collegiate Charter Schools of Brooklyn. He graduated cum laude from Princeton University in 1985 with a degree in economics.
Michael A. Carpenter — Chief Executive Officer of Ally since November 2009 and a member of the Ally Board of Directors since May 2009. He oversees all Ally strategy and operations to focus on strengthening the core businesses, while positioning the company for long-term growth. Carpenter has broad and deep experience in banking, capital markets, turnarounds, and corporate strategy. Most recently, he founded Southgate Alternative Investments in 2007. From 2002 to 2006, he was chairman and chief executive officer of Citigroup Alternative Investments overseeing $60 billion of proprietary capital and customer funds globally in various alternative investment vehicles. From 1998 to 2002, Carpenter was chairman and chief executive officer of Citigroup's Global Corporate & Investment Bank with responsibility for Salomon Smith Barney Inc. and Citibank's corporate banking activities globally. Carpenter was named chairman and CEO of Salomon Smith Barney in 1998, shortly after the merger that created Citigroup, and led the first ever successful integration of a commercial and investment bank. Prior to Citigroup, he was chairman and CEO of Travelers Life & Annuity and vice chairman of Travelers Group Inc. responsible for strategy and business development. From 1989 to 1994, he was chairman of the board, president, and CEO of Kidder Peabody Group Inc., a

Ally Financial Inc. • Form 10-K

wholly owned subsidiary of General Electric Company. From 1986 to 1989, Carpenter was executive vice president of GE Capital Corporation. He first joined GE in 1983 as vice president of Corporate Business Development and Planning and was responsible for strategic planning and development as well as mergers and acquisitions. Earlier in his career, Carpenter spent nine years as vice president and director of the Boston Consulting Group consulting to major companies on corporate strategy and three years with Imperial Chemical Industries of the United Kingdom. Carpenter received a bachelor of science degree from the University of Nottingham, England, and an MBA from the Harvard Business School where he was a Baker Scholar. He also holds an honorary degree of Doctor of Laws from the University of Nottingham. He serves on the boards of Autobytel Inc., U.S. Retirement Partners, and the New York City Investment Fund. Carpenter has been a board member of the New York Stock Exchange, General Signal, Loews Cineplex, and various other private and public companies.
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
Christopher A. Halmy — Chief Financial Officer of Ally since November 2013. In this role, he is responsible for the oversight of the company’s financial reporting, controls and analysis, accounting, and investor relations, as well as treasury activities, including capital, funding and balance sheet management. Prior to his current position, Halmy served as Ally’s corporate treasurer since June 2011. He joined Ally in 2009 and previously served as structured funding executive with responsibility for the strategy, planning, and execution of securitizations and structured funding globally. In this role, he also was responsible for bank relationships and compliance related to existing transactions in the market. Prior to joining Ally, Halmy was the global funding executive at Bank of America where he was responsible for funding and liquidity activities. During his tenure at Bank of America, he also led the mortgage and automotive securitization group. Prior to joining Bank of America in 1997, Halmy held treasury, finance, and accounting positions at MBNA America, N.A., Merrill Lynch & Co., JP Morgan & Co., and Deloitte & Touche. Halmy holds a bachelor’s degree in accounting and a master’s degree in business administration from Villanova University. In addition, he was an adjunct professor at Wesley College from 1999 to 2006 and currently serves as an adjunct professor at Queens University. Halmy is also a certified public accountant.
Barbara A. Yastine — Chief Executive Officer and President of Ally Bank since May 2012. She also continues as chair of the bank, a position she assumed when she joined Ally in 2010. Yastine is a seasoned executive with diverse experience at financial services companies. Prior to joining Ally, she served as a principal of Southgate Investment Partners, LLC, an investment and advisory firm. Before that, she was chief financial officer for Credit Suisse First Boston from 2002 to 2004 and had responsibility for controllership, treasury, risk management, strategy, mergers and acquisitions, and tax. She was with Citigroup and its predecessors for 15 years with her last position being as chief financial officer of Citigroup's Global Corporate and Investment Bank. During her time at Citigroup, she also served as chief auditor, chief administrative officer of the Global Consumer Group, and executive vice president and chief financial officer of its consumer finance business. Yastine began her career at Citigroup predecessor Primerica as the head of investor relations. Yastine serves on the board of directors of Primerica Corporation and nonprofit Phoenix House. Yastine is a former trustee of the Financial Accounting Foundation. She holds a bachelor's of arts degree in journalism and a master's degree in finance, both from New York University.
William F. Muir — President of Ally since 2004, and head of its Global Automotive Services business. He oversees the company’s automotive finance, insurance, vehicle remarketing and servicing operations. Muir is also a member of the Ally Bank board of directors. Chairman of Ally Insurance Group since June 1999, and a Member of the Ally Commercial Finance and Ally Bank Boards of Directors since February 2002 and March 2004, respectively. Prior to that time, Muir served as executive vice president and chief financial officer from February 1998 to 2004. From 1996 to 1998, Muir served as executive-in-charge of operations and then executive director of planning at Delphi Automotive Systems, a former subsidiary of GM. Prior to serving at Delphi Automotive Systems, Muir served in various executive capacities with Ally since first joining Ally in 1992. He also served in a number of capacities with GM since joining the company in 1983. Muir received a bachelor’s degree in industrial engineering and operations research from Cornell University in 1977. He earned a master’s of business administration degree from Harvard University in 1983.
William Solomon — Group Vice President and General Counsel of Ally since 2004. Solomon is responsible for providing all legal services to Ally through the oversight of outside counsel and an 80-member Legal Staff. He is also responsible for the secretary’s office, the licensing department, and the organization’s record and information management activity. Prior to joining Ally, Solomon was an attorney and practice area manager for GM from 1988 to 1999, where he was responsible for commercial lending activities. He also held the positions of general counsel for Vixen Motor Company from 1985 to 1988 and regional staff attorney at Ford Motor Credit Company from 1980 to 1985. Solomon received his bachelor’s degree in political science at the University of Detroit in 1973 with honors and a master’s degree in political science from McMaster University in Hamilton, Ontario in 1974 with honors. Solomon received his juris doctorate from the University of Notre Dame in 1978. He has also published two articles: Solomon and Mossburg: Co-Signer Requirements Under the FTC Fair Credit Practices Rule, Summer 1982, Consumer Fin. L.Q. Rep.; and Solomon, Proposed Consumer Revision to Article 9 of the UCC, 1997 D.C.L. Law Rev., 1087. Solomon is a member of the Michigan Bar and American Bar Associations.

Ally Financial Inc. • Form 10-K

David J. DeBrunner — Vice President, Chief Accounting Officer, and Controller of Ally since September 2007. DeBrunner joined Ally from Fifth Third Bancorp (Fifth Third) where he was senior vice president, corporate controller, and chief accounting officer from January 2002 to August 2007. Prior to that position, he served as the chief financial officer for the commercial division of Fifth Third beginning in December 1999. DeBrunner joined Fifth Third in 1992 and held various financial leadership positions throughout the company. Prior to his time at Fifth Third, he held positions at Deloitte and Touche LLP in the Chicago and Cincinnati offices. DeBrunner is a certified public accountant (inactive) and a chartered global management accountant with a bachelor's of science in accounting from Indiana University and is a member of the American Institute of Certified Public Accountants and the Ohio Society of Certified Public Accountants.
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
Certain Corporate Governance Matters
Election of Directors — Our current directors were elected pursuant to the terms of the Amended and Restated Governance Agreement dated May 21, 2009 (the Governance Agreement). On August 19, 2013, FIM Holdings LLC (FIM) and Treasury entered into separate agreements with Ally pursuant to which each of Ally, FIM and Treasury irrevocably relinquished and surrendered all rights, privileges and powers afforded to such party and releasing all obligations and duties owed or required to be performed under the Governance Agreement. In addition, on August 19, 2013, Ally, FIM and Treasury entered into a Stockholders Agreement (the Stockholders Agreement) in order to memorialize certain understandings relating to the composition of the Ally board of directors (the Board). Based on the current ownership of our common stock, the Stockholders Agreement provides that the Board is to be comprised of the following: (1) one director designated by affiliates of Cerberus Capital Management, L.P., (2) four directors designated by Treasury, (3) the chief executive officer of Ally, and (4) five independent directors chosen by the members described in (1) through (3) above. Currently, the Board consists of the Cerberus appointed director, the chief executive officer of Ally, four directors designated by Treasury, and five independent directors.
The Board has independently and affirmatively determined that all Board members, except for Mr. Carpenter, meet all the requirements for independence under the rules and regulations promulgated by the NYSE Rule 10A-3 of the Exchange Act.
Audit Committee — The Board has a standing Audit Committee. Members are Chairman Robert T. Blakely, Mayree C. Clark, Brian P. MacDonald, and Mathew Pendo. Each member is “independent” as required by Rule 10A-3 of the Exchange Act and under rules of the NYSE, and the Board has determined that all members are also qualified as “audit committee financial experts,” as defined by the SEC. The Audit Committee operates pursuant to a charter that it adopted. The Audit Committee reviews and, as it deems appropriate, recommends to our Board of Directors our internal accounting and financial controls and the accounting principles and auditing practices and procedures to be employed in preparation and review of our financial statements.
Other Board Committees — The Board has also established a Risk and Compliance Committee (Risk Committee) and a Compensation, Nominating, and Governance Committee (CNG Committee). Members of the Risk Committee currently are Mayree C. Clark (Committee Chairwoman), Gerald Greenwald, Franklin W. Hobbs, Marjorie Magner, and Henry S. Miller, Members of the CNG Committee currently are Kim S. Fennebresque (Committee Chairman), Robert T. Blakely, and Franklin W. Hobbs. The Risk Committee operates pursuant to a charter that it adopted. The Risk Committee assists the Board of Directors in setting risk appetite and tolerances, and overseeing our management’s responsibility to manage our risk profile and implement our risk program, with emphasis on credit, market, liquidity, operational, and reputational risks from both an enterprise and a line of business perspective. Additionally, the Risk Committee oversees our management’s responsibility to implement our compliance program, with emphasis on our compliance with legal and regulatory requirements. The Board has independently and affirmatively determined that all CNG Committee members meet all the requirements for independence under the rules and regulations promulgated by the NYSE and Rule 10A-3 of the Exchange Act. The CNG Committee operates pursuant to a charter that it adopted.

Ally Financial Inc. • Form 10-K

Item 11.    Executive Compensation
Corporate Governance and Related Disclosures
The Compensation, Nominating and Governance Committee
The Ally Compensation, Nominating and Governance Committee (the Committee) is a committee of the Ally Board of Directors (Board) consisting of four non-employee independent directors, including Kim S. Fennebresque (Committee Chairman), Robert T. Blakely, Franklin W. Hobbs and Marjorie Magner.
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
Compensation, Nominating and Governance Committee Process
Ally's executive compensation programs are administered by the Committee. During 2013, the Committee met 13 times.
The Committee determines the compensation of senior executives under its purview, including the compensation of our named executive officers (NEOs, who are also our Senior Executive Officers (SEOs) for purposes of the Troubled Asset Relief Program (TARP) requirements). In making its determination for senior executives other than the Chief Executive Officer (CEO), and in making changes to our executive compensation program, the Committee considers the recommendations of the CEO. The Committee determines the compensation of the CEO without recommendations from the CEO or other management. The Committee has delegated to the CEO the authority to determine cash and equity compensation for executives other than for the approximately 25 highest-compensated employees (Top 25) and other select senior executives as determined by the Committee. The Committee also meets periodically in executive session without the presence of any members of management. The Committee seeks the input of Ally's Risk Management functions, and in its deliberations on compensation related issues it also consults with the chairperson of the Board's Risk and Compliance Committee and Audit Committee.
Frederic W. Cook & Co. (Cook) served as an independent advisor during 2013. Cook reports directly to the Committee and provides ongoing advice with respect to the plans and programs covering the executives, including our NEOs and non-employee directors, for which the Committee is responsible. Cook reviews all materials developed by management in advance of Committee meetings, provides advice and recommendations concerning changes to our plans and programs, as well as information on market practices and trends, and attends meetings of the Committee. Cook undertakes no separate work for Ally.
Ally management engaged Pearl Meyer & Partners (Pearl Meyer) to provide consulting assistance on matters pertaining to executive compensation, including a competitive assessment of the compensation paid to Ally's CEO, an updated competitive assessment of the compensation for Ally's 25 highest-compensated executives requested by the Office of the Special Master for TARP Executive Compensation (Special Master), and consulting related to a post-TARP compensation framework.
Compensation, Nominating and Governance Committee Report
The Committee has reviewed and discussed with Ally management the Compensation Discussion and Analysis and, based on that discussion, recommended it to the Ally Board of Directors for inclusion in this Form 10-K.
The Committee, with the assistance of Ally's Risk Management and Human Resource functions, conducts assessments of the risks associated with Ally's compensation policies and practices every six months as required by TARP. To complete such assessments, in 2013 the Committee followed a process that consisted of the following: (1) ranking plans in a tiered system based on each plan's potential to encourage risk taking as determined by the nature of the activities engaged in by participants as well as the size of the potential payout; (2) identifying risk mitigators built into each plan such as caps, clawback features, and mandatory deferrals; and (3) implementing as necessary additional risk mitigators or controls in plans.
Based on the risk assessments conducted during 2013, the Committee concluded that (1) the SEO compensation programs do not encourage excessive and unnecessary risk taking that could threaten the value of Ally; (2) other employee compensation plans do not

Ally Financial Inc. • Form 10-K

encourage unnecessary or excessive risk taking that could threaten the value of the Company, or reward short‑term results to the detriment of long-term value creation; and (3) Ally's compensation programs do not encourage the manipulation of reported earnings.
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
THE COMPENSATION, NOMINATING AND GOVERNANCE COMMITTEE

Kim S. Fennebresque (Committee Chairman)
Robert T. Blakely
Franklin W. Hobbs
Marjorie Magner
Executive Compensation Discussion and Analysis
Introduction
For the full year 2013, Ally reported net income of $361 million. From a core business results perspective in 2013, Ally grew net financing revenue 36%, reduced cost of funds by approximately 40 basis points, grew automotive earning assets 8%, and increased retail deposits at Ally Bank by $8.1 billion, resulting in balances increasing 23% year over year.
In addition to positive core business trends, 2013 brought about the conclusion of several strategically important events, including:

•	bolstering the common capital through a $1.3 billion common equity raise;

•	achieving financial holding company status;

•	receiving confirmation of the ResCap bankruptcy plan;

•	completing the sales of nearly all international operations;

•	receiving credit ratings upgrades;

•	receiving a non-objection to the revised CCAR plan; and

•	repurchasing $5.9 billion of mandatorily convertible preferred stock from the U.S. Department of Treasury (Treasury).
Executive Compensation Limitations
In connection with our participation in TARP, certain determinations of the Special Master, and other laws and regulations, Ally is subject to certain limitations on executive compensation, the most significant of which are:

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

Ally Financial Inc. • Form 10-K

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
The Pay Process for 2013
For 2013, the total compensation opportunity for the NEOs was determined by the Special Master, following review and approval of recommended total direct compensation levels for each of the NEOs by the Committee. As part of the process for developing pay recommendations for submission to the Special Master, the Committee approved individual performance objectives for awarding long-term incentive restricted stock units (IRSUs) at year-end.
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
For the 2013 competitive assessments, the peer group approved by the Committee in 2011 continued to be used. The current peer group consists of the ten financial services companies listed below:

•	BB&T	•	KeyCorp	•	U.S. Bancorp

•	Capital One Financial	•	PNC Financial	•	Wells Fargo

•	Discover	•	Regions Financial

•	Fifth Third Bancorp	•	SunTrust Banks
Updated 2013 survey data used for the remaining NEOs and other senior executives came from one or more survey sources, including the Hewitt Total Compensation Measurement™ (TCM™) database, the Towers Watson Executive Financial Services survey, the McLagan Partners Investment Management survey, the McLagan Partners Fixed Income Sales and Trading survey, and the McLagan Partners Treasury and Asset Liability Management survey. Because multiple survey sources are used and not all survey participants provide data for each of the remaining NEOs, it is not possible to list the survey participants included in our competitive data analyzed for positions other than the CEO and the principal financial officer.

Ally Financial Inc. • Form 10-K

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
The Committee sets proposed total direct compensation levels for each of the NEOs based on his or her job responsibilities. Once the Committee determines and approves the proposed compensation packages for the NEOs, they are submitted to the Special Master for approval. The Special Master then reviews the proposed packages to determine if they are aligned with TARP requirements and set at appropriate market levels. The Special Master subsequently issues a Determination Letter, specifying the final design and allocation of total pay approved for the NEOs. At the end of the year, with the exception of 2012 for which there was no incentive compensation included in the NEO pay packages, the Committee reviews the performance of the NEOs relative to their individual objectives and determines the percentage of incentive compensation (i.e., the IRSUs) eligible to be awarded to each NEO.
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
Components of Ally Compensation Program
Special Master's 2013 Determination Letter
Pursuant to Treasury’s Interim Final Rule on TARP Standards for Compensation and Corporate Governance, the Special Master determined the compensation structure for the NEOs for 2013. For 2012, the Special Master issued a Supplemental Determination Letter that the portion of total compensation previously in the form of long-term IRSUs would be payable as equity based salary in the form of deferred stock units (DSUs) under a modified compensation structure more appropriate for the strategic business issues resulting from the 2012 bankruptcy filing of our former mortgage subsidiary. The modified structure continued to be in place for the first half of 2013, after which, under the Special Master’s 2013 Determination Letter, IRSUs were again included in the compensation program for NEOs and the next 20 highest-compensated employees. The Chairman of the Ally Financial Inc. Board of Directors asked the Special Master to reconsider the compensation structure described below. However, the Office of the Special Master declined to modify the structure.
The compensation structure for the Top 25 approved by the Special Master in 2013 and then adopted by the Committee are as follows:

•	No increase in cash salaries for any Top 25 employee.

•	DSUs earned by the CEO in 2013 are payable in three equal, annual installments beginning on the first anniversary of grant.

•	For other Top 25 employees, DSUs earned in 2013 are payable in three equal installments: the first on the final payroll date of 2013, the second ratably over 2014 and the third ratably over 2015.

•
Ten percent of Ally’s compensation opportunities, effective July 1, 2013, should be in the form of long-term incentive awards payable upon the achievement of specified, objective performance criteria provided to the Special Master and vested after three years of service. Even if vested, as required by the Interim Final Rule, all IRSU awards may be paid only in 25% installments as Ally repays its TARP obligations in 25% increments, and will otherwise be forfeited.

Base Salary
Under our compensation philosophy, base salary is intended to provide a predictable level of compensation that is competitive in the marketplace for the position responsibilities and individual skills, knowledge, and experience of each executive. However, the pay restrictions under TARP significantly limit the form and amount of cash base salary paid in 2013. As a result, a significant portion of total direct compensation is delivered in the form of equity-based salary. Beginning in March 2010, all of the CEO’s salary has been equity-based.

Ally Financial Inc. • Form 10-K

The following table shows base salaries paid to the NEOs in 2013.

	2013 Base salary
NEO	Cash ($)	Equity (Deferred stock units) ($)	Total ($)
Michael A. Carpenter	—	9,025,000	9,025,000
Jeffrey J. Brown	600,000	3,577,997	4,177,997
Barbara Yastine	600,000	4,327,989	4,927,989
William Muir	600,000	3,200,450	3,800,450
William Solomon	500,000	1,713,950	2,213,950
James G. Mackey	477,886	2,081,456	2,559,342
Equity salary is delivered in the form of DSUs, which are immediately vested, but are subject to restrictions on the timing of payout. Except for the CEO, DSUs and deferred cash earned in 2013 will be payable in three equal installments: the first on the final payroll date of 2013, the second ratably over 2014 and the third ratably over 2015. DSUs earned by the CEO in 2013 are payable only in three equal, annual installments beginning on the first anniversary of grant.
Annual Cash Incentives
All NEOs were ineligible to receive annual cash incentives in 2013 due to restrictions under TARP and will continue to be ineligible for as long as the TARP restrictions on executive compensation are in place.
Long-term Equity-based Incentives
For 2013, the Special Master determined that 10% of compensation effective July 1, 2013, should be paid as long-term equity-based incentives in the form of IRSUs to have an incentive compensation component in the total direct compensation opportunity for our NEOs, and to provide retention and alignment with shareholder interests. Due to the restrictions under TARP, grants of long-term IRSUs are the only incentive compensation permitted for the NEOs and the next 20 highest-compensated employees.
The long-term IRSU awards granted in 2013 to the Top 25 vest two-thirds after two years from the date they were granted and in full three years from the date they were granted. After the vesting requirement is met, the NEOs will receive payouts as the Company repays its TARP obligations. Payouts will be made in 25% increments based on the percentage of TARP obligations that have been repaid, as determined in accordance with the established guidelines for determining “repayment”. As of December 31, 2013, Ally had repaid 75% of its TARP obligations, as determined in accordance with the established guidelines. Therefore, 75% of IRSUs granted will be immediately payable to recipients upon the vesting dates.
Incentive Compensation Determination for the NEOs
For 2013, the Special Master determined that commencing July 1, 2013, 10% of Ally’s compensation structure should be in the form of long-term incentive awards. As noted above, IRSU awards are the only permitted incentive compensation for the NEOs. Individual goals and objectives related both to Ally performance and individual performance including the performance of the individual's business unit or function were set for the awarding of incentive compensation at year-end.
Based on its reviews of Ally and individual performance, the Committee granted the IRSU awards to the NEOs in December as indicated in the Summary Compensation Table. The value of each IRSU award granted was determined at the end of the year primarily based on the 2013 performance of Ally relative to Company objectives and accomplishments and the Committee's judgment of how each NEO performed relative to his or her individual objectives, including adherence to standards set by Ally's risk, audit, model validation, loan review and compliance functions. In its determination process, the Committee did not employ any formula or quantitative adjustment methodology, but relied instead on its overall assessment of the individual's performance against stated objectives and its subjective judgment regarding the individual's contribution to the Company's annual performance. Forms of compensation other than IRSUs were not impacted by these reviews since they were set at the permitted levels in accordance with the applicable TARP restrictions on executive compensation.
The significant 2013 performance objectives and accomplishments for Ally are discussed in the CEO Compensation section below. Each NEO was responsible for various contributions to achieve these enterprise-wide objectives. Below is a listing of the overall responsibilities of each NEO, along with the NEO's significant individual 2013 performance objectives and applicable 2013 accomplishments. In addition to the performance objectives and accomplishments listed below, in determining the incentive compensation amounts for the NEOs, the Committee also considered the overall financial performance of Ally for 2013.
CEO Compensation
Michael A. Carpenter - Chief Executive Officer of Ally since November 2009 and a member of the Ally Board of Directors since May 2009. Mr. Carpenter oversees all Ally strategy and operations to focus on strengthening the core businesses, accelerating repayment of Treasury’s investment and driving toward near-term TARP exit. The 2013 performance objectives and accomplishments for Mr. Carpenter are included in the table below. In making the incentive compensation award determination for Mr. Carpenter, the Committee considered the performance objectives and accomplishments of Ally.

Ally Financial Inc. • Form 10-K

2013 Performance Objectives	2013 Accomplishments
Continue to grow our leading automotive services operation	Increased consumer automobile financing originations for new and used vehicles
Honored with 2013 Auto Finance Excellence Award by Auto Finance News for success and contributions to the automotive finance industry
Grow Ally Bank by building upon its unique consumer value proposition	Achieved strong deposit growth and high CD retention rates at Ally Bank
Ally Bank was named Money Magazine Best Online Bank for the third consecutive year
Complete the sale and separation of legacy businesses to reduce risk and best position the company to thrive	ResCap’s bankruptcy process has been completed and Ally’s legacy mortgage issues have been largely addressed
Improve competitiveness through lower funding costs and enhanced balance sheet management	Improved cost of funds through reduction in high cost unsecured debt and increased deposits
Position Ally to repay Treasury as soon as practical	Repaid $5.9 billion to Treasury in November leading to a total repayment of $12.3 billion thus far, reflecting more than 70% of the investment made in the Company
Other NEO Compensation
Mr. Carpenter, in consultation with the Committee and the Board, established the priorities for Ally and each NEO at the beginning of the year. Each is a member of the Management Council, a group which is responsible for the strategic direction and overall performance of the Company. Each NEO plays a key role in the stewardship and overall success of Ally and achievement of Ally's established performance objectives. Therefore, the 2013 Ally accomplishments outlined in the CEO Compensation section above were the main deciding factors in determining the incentive compensation awards provided to each NEO for 2013. In addition to the accomplishments of Ally, the Committee also considered each NEO's individual accomplishments discussed below in a non-formulaic manner. When awarding incentive compensation to individual NEOs, the Committee is limited in the awards that can be granted as governed by the TARP compensation rules discussed above. Mr. Mackey was ineligible for a 2013 performance review and incentive compensation as he left the Company prior to year end.
Jeffrey J. Brown - Senior Executive Vice President of Finance and Corporate Planning of Ally since June 2011. Mr. Brown oversees the finance, treasury and corporate strategy activities of the Company. In making the incentive compensation award determination for Mr. Brown, the Committee considered the performance objectives and accomplishments of Ally. The significant additional 2013 performance objectives and accomplishments for Mr. Brown are included in the table below.

2013 Performance Objectives	2013 Accomplishments
Enhance strategic flexibility for Ally	Received $8.4 billion in proceeds related to the sale of the international operations
Completed a private placement of $1.3 billion in Ally common stock
Received a non-objection from the Federal Reserve to the Comprehensive Capital Analysis and Review (CCAR)
Lead substantial repayment of TARP	Completed the repurchase of the Mandatory Convertible Preferred securities held by Treasury and the settlement of the share adjustment provision, which led to the repayment of $5.9 billion
Drive improved funding and operational costs	Continued reduction of cost of funds through enhanced balance sheet management
Barbara Yastine - Chief Executive Officer and President of Ally Bank since May 2012. Ms. Yastine also continues as chair of Ally Bank, a position she assumed when she joined Ally in 2010. In making the incentive compensation award determination for Ms. Yastine, the Committee considered the performance objectives and accomplishments of Ally. The significant additional 2013 performance objectives and accomplishments for Ms. Yastine are included in the table below.

2013 Performance Objectives	2013 Accomplishments
Grow retail deposits	Retail deposits grew by more than 20 percent
Total deposits now represent more than 40 percent of Ally’s funding profile
Increase customer base	Customer base grew 30 percent year-over-year
Risk framework and controls	Continued to maintain strong risk culture, with emphasis on transparency and teamwork, addressing issues quickly and aggressively

Ally Financial Inc. • Form 10-K

William Muir - President of Ally Financial Inc. since 2004. Mr. Muir oversees the Company's automotive finance, insurance, vehicle remarketing, and service operations. Mr. Muir is also a member of the Ally Bank board of directors. In making the incentive compensation determination for Mr. Muir, the Committee considered the performance objectives and accomplishments of Ally. The significant additional 2013 performance objectives and accomplishments for Mr. Muir are included in the table below.

2013 Performance Objectives	2013 Accomplishments
Capitalize on opportunities in the automotive finance business	Ally’s industry leading automotive finance franchise remained well positioned, despite significant competition
Strong automotive net financing revenue growth
Strengthen and grow dealer relationships with Ally’s leading insurance operations	Growth in the number of dealers participating in Ally’s insurance services
William Solomon - General Counsel of Ally since 1999. Mr. Solomon is responsible for providing all legal services to Ally through the oversight of outside counsel and staff. In making the incentive compensation award determination for Mr. Solomon, the Committee considered the performance objectives and accomplishments of Ally. The significant additional 2013 performance objectives and accomplishments for Mr. Solomon are included in the table below.

2013 Performance Objectives	2013 Accomplishments
Provide effective legal support for all strategic business initiatives	Supported the sale of the discontinued international businesses
Supported the conclusion of the ResCap bankruptcy
Risk framework and controls	Managed completion of two-year review of business operations for legal risk assessments
Reduce cost of obtaining outside legal services	Oversaw various alternative fee and counsel management programs for ad hoc projects and routine matters
Benefits and Perquisites
We provide our NEOs with health and welfare benefits under the broad-based program generally available to all of our employees. This allows them to receive certain benefits that are not readily available to individuals except through an employer and to receive certain benefits on a pretax basis. Our benefit program includes the Ally Retirement Savings Plan. We provide the savings plan in lieu of higher current cash compensation to ensure that employees have a source of retirement income and because these plans enjoy more favorable tax treatment than current compensation. Under this plan, employee contributions of up to 6% of salary were matched 100% by Ally. The plan also provided a 2% nonmatching contribution on both salary and annual cash incentives, which fully vests after being employed for three years, and a 2% nonmatching discretionary contribution on salary in light of the Company's 2013 performance.
Ally suspended nonqualified contributions to its Retirement Savings Plan in 2009 and did not make any additional nonqualified contributions in 2013. Therefore, employer contributions for 2013 were made only under the qualified portion of the plan only which limits contributions to pay up to $255,000.
In addition to broad-based benefits, the NEOs are provided with limited supplemental benefits and perquisites to remain competitive in attracting and retaining executive talent. For 2013, in accordance with the TARP restrictions, the total value of these perquisites and supplemental benefits was capped at $25,000.
Long-term Compensation Structure
Based on the compensation structure for 2013, long-term equity-based compensation, represented by DSUs and IRSUs, comprises a significant portion of each NEOs total compensation. The long-term equity-based portion of total compensation for each NEO and its associated percentage of total compensation for 2013 are as follows.

	Total compensation ($)	Long-term equity-based compensation
Name		Dollar amount awarded ($)	Percent of total compensation (%)
Michael A. Carpenter	9,547,517	9,500,000	99.5%
Jeffrey J. Brown	4,428,824	3,797,892	85.8%
Barbara Yastine	5,216,583	4,587,357	87.9%
William Muir	4,032,411	3,400,000	84.3%
William Solomon	2,367,076	1,830,000	77.3%
James G. Mackey	2,585,578	2,081,456	80.5%
Employment Agreements and Severance
Ally currently has no employment agreement with any of the NEOs.

Ally Financial Inc. • Form 10-K

As a condition to participating in TARP, Ally's NEOs and the next five most highly compensated employees are not eligible for any severance in the event of termination of employment. These restrictions apply until Ally repays its TARP obligations.
Clawback Provisions
In connection with the risk assessment Ally conducted in 2013, the Company has reviewed all of its incentive compensation programs to ensure they include language allowing the Company to recoup incentive payments made to recipients in the event those payments were based on financial statements that are later found to be materially inaccurate. Incentive plans that did not include such language were revised to allow for incentive payments to be recovered. A recipient who fails to promptly repay Ally under such circumstances is subject to termination of employment.
Post-TARP Compensation
Upon our exit from TARP, we will review and revise our executive compensation programs to align them with market practice and our business goals. As a result, we expect our senior executives will receive cash base salaries and both annual and long term incentive compensation opportunities, including equity based long term incentive compensation opportunities.

Ally Financial Inc. • Form 10-K

Summary Compensation Table
The following table shows compensation for any person serving as principal executive officer or principal financial officer during 2013, as well as Ally's next three most highly compensated executive officers.

Name and principal position	Year	Salary ($) (a)	Stock awards ($) (b) (c) (d)	All other compensation ($) (e)	Total ($)
Michael A. Carpenter	2013	—	9,500,000	47,517	9,547,517
Chief Executive Officer	2012	—	9,500,000	57,119	9,557,119
	2011	—	9,500,000	43,077	9,543,077
Jeffrey J. Brown	2013	600,000	3,797,892	30,932	4,428,824
Senior Executive Vice President of Finance and Corporate	2012	600,000	3,797,892	30,167	4,428,059
Planning	2011	600,000	3,743,678	29,609	4,373,287
Barbara Yastine	2013	600,000	4,587,357	29,226	5,216,583
Chief Executive Officer and President, Ally Bank	2012	600,000	4,587,357	28,599	5,215,956
	2011	600,000	4,587,357	27,950	5,215,307
William Muir	2013	600,000	3,400,000	32,411	4,032,411
President	2012	600,000	3,400,000	31,723	4,031,723
	2011	509,000	3,147,280	30,595	3,686,875
William Solomon	2013	500,000	1,830,000	37,076	2,367,076
General Counsel
James G. Mackey	2013	477,886	2,081,456	26,236	2,585,578
Chief Financial Officer	2012	550,000	2,450,000	30,904	3,030,904
	2011	550,000	2,305,738	29,653	2,885,391

(a)	The amounts shown as salary represent the cash portion of base salary and do not include the DSU award values that are part of the executive's base salary and are shown as stock awards in this table.

(b)
The 2013 total represents the grant date fair value of the Ally DSU and IRSU awards granted in 2013 as determined by the Ally Board of Directors. The 2013 total is not necessarily the cash payment received. For a further discussion, see footnote (a) in the Outstanding Equity Awards at 2013 Fiscal Year End - Stock Awards section below and Note 23 to our Consolidated Financial Statements. The grant amounts for each NEO for 2013 are displayed in the following table.

Name	2013 DSU ($)	2013 IRSU ($)	Total ($)
Michael A. Carpenter	9,025,000	475,000	9,500,000
Jeffrey J. Brown	3,577,997	219,895	3,797,892
Barbara Yastine	4,327,989	259,368	4,587,357
William Muir	3,200,450	199,550	3,400,000
William Solomon	1,713,950	116,050	1,830,000
James G. Mackey	2,081,456	—	2,081,456

(c)
The 2012 total represents the grant date fair value of the Ally DSU awards granted in 2012 and is not necessarily the cash payment received. The grant amounts for each NEO for 2012 are displayed in the following table.

Name	2012 DSU ($)	2012 IRSU ($)	Total ($)
Michael A. Carpenter	9,500,000	—	9,500,000
Jeffrey J. Brown	3,797,892	—	3,797,892
Barbara Yastine	4,587,357	—	4,587,357
William Muir	3,400,000	—	3,400,000
James G. Mackey	2,450,000	—	2,450,000

(d)
The 2011 total represents the grant date fair value of the Ally DSU and IRSU awards granted in 2011 and is not necessarily the cash payment received. The grant amounts for each NEO for 2011 are displayed in the following table.

Name	2011 DSU ($)	2011 IRSU ($)	Total ($)
Michael Carpenter	8,000,000	1,500,000	9,500,000
Jeffrey J. Brown	2,350,000	1,393,678	3,743,678
Barbara Yastine	2,858,238	1,729,119	4,587,357
William Muir	1,931,520	1,215,760	3,147,280
James G. Mackey	1,353,825	951,913	2,305,738

(e)	Refer to the All Other Compensation in 2013 section for further details.

Ally Financial Inc. • Form 10-K

All Other Compensation in 2013

	Michael A. Carpenter	Jeffrey J. Brown	Barbara Yastine	William Muir	William Solomon	James G. Mackey
Financial counseling (a)	$3,500	$3,500	$—	$—	$3,500	$3,500
Liability insurance (b)	458	458	458	883	458	420
Total perquisites	3,958	3,958	458	883	3,958	3,920
Life insurance (c)	18,059	1,380	3,174	5,934	7,524	1,672
401(k) matching contribution (d)	25,500	25,500	25,500	25,500	25,500	20,400
Other (e)	—	94	94	94	94	244
Total all other compensation	$47,517	$30,932	$29,226	$32,411	$37,076	$26,236

(a)
We provide a taxable allowance to certain senior executives for financial counseling, tax preparation and estate planning services. Costs associated with this benefit are reflected in the table above, based on the actual charge for the services received. Any taxes assessed on the imputed income for the value of this service are the responsibility of the executive.

(b)
We provide a taxable allowance for a personal umbrella liability insurance for certain executives. Any taxes assessed on the imputed income for the value of this service are the responsibility of the executive.

(c)	Represents tax value of the Company provided life insurance for 2013.

(d)	Represents the employer contribution, Company match contribution, and discretionary contribution made to the employees' 401(k) fund.

(e)	Represents a $150 wellness credit for participating in and completing various wellness initiatives as part of a company-wide wellness program and a $94 award.
Grants of Plan-based Awards in 2013 — Estimated Future Payments under Equity Incentive Plan Awards
The following table represents Ally DSU and IRSU awards, which are stated in phantom shares.

Name	Award	Grant Date (a)	All other stock awards: number of shares or unit of stock (b)	Grant date fair value of stock or unit awards ($)(c)
Michael A. Carpenter	DSU	—	1,002.8	9,025,000
	IRSU	12/18/2013	52.8	475,000
Jeffrey J. Brown	DSU	—	397.6	3,577,997
	IRSU	12/18/2013	24.4	219,895
Barbara Yastine	DSU	—	480.9	4,327,989
	IRSU	12/18/2013	28.8	259,368
William Muir	DSU	—	355.6	3,200,450
	IRSU	12/18/2013	22.2	199,550
William Solomon	DSU	—	190.4	1,713,950
	IRSU	12/18/2013	12.9	116,050
James G. Mackey	DSU	—	231.3	2,081,456
	IRSU	—	—	—

(a)	For all NEOs, DSU awards were granted ratably for each pay period at one rate for the first 6 months of the year and at a different rate for the remaining 6 months of the year as noted in table below.

Name	Awards made: January 1, 2013 - June 30, 2013 (c)	Awards made: July 1, 2013 - December 31, 2013 (c)	Total 2013 ($) (c)
Michael A. Carpenter	527.8	475.0	9,025,000
Jeffrey J. Brown	211.0	186.6	3,577,997
Barbara Yastine	254.9	226.0	4,327,989
William Muir	188.9	166.7	3,200,450
William Solomon	101.7	88.8	1,713,950
James G. Mackey	136.1	95.2	2,081,456

(b)	The award grants are expressed as phantom shares of Ally.

(c)
The grant date fair value amounts shown do not reflect realized cash compensation by the NEOs. For a further discussion of the valuation, see footnote (a) in the Outstanding Equity Awards at 2013 Fiscal Year End - Stock Awards section below.

Ally Financial Inc. • Form 10-K

Outstanding Equity Awards at 2013 Fiscal Year End — Stock Awards
The following table provides information for the named executive officers regarding the Ally IRSU awards outstanding at December 31, 2013.

Name	Grant date	Number of shares or units of stock that have not vested (#) (a) (b)	Market value of shares or units of stock that have not vested ($) (a)
Michael A. Carpenter	12/19/2011	62.5	562,613
	12/18/2013	52.8	475,000
Jeffrey J. Brown	12/18/2013	24.4	219,895
Barbara Yastine	12/18/2013	28.8	259,368
William Muir	12/18/2013	22.2	199,550
William Solomon	12/18/2013	12.9	116,050
James G. Mackey	12/18/2013	—	—

(a)
Amounts shown represent Ally IRSU awards granted to named executives that have not vested. Each award represents one phantom share of Ally. The fair market value for the phantom shares is determined by the Board at least annually, as required by the Ally Financial Long-Term Equity Compensation Incentive Plan. The fair market value for each phantom share at December 31, 2013 was determined to be $9,000. During 2013, Sandler O'Neill & Partners, L.P. (Sandler O'Neill), an independent investment banking firm, was engaged to provide certain valuation analyses regarding the fair market value of the Company's common equity securities. The valuation amounts as of December 31, 2013 were determined based on the analyses provided by Sandler O'Neill. The analyses considered, among other things, the stock price performance, on an indexed basis, of publicly traded common stock issued by comparative companies selected by Sandler O'Neill and considered Ally’s common stock as if it were freely tradable in the public markets when determining the fair market value of Ally’s common equity securities.

(b)
Mr. Carpenter’s 62.5 shares represent one-third of his 2011 award. All other NEO's 2011 awards fully vested in 2013 as a result of the Special Master's Supplemental Determination Letter dated June 8, 2012. No 2012 IRSU awards were granted to the NEOs. For 2013, all NEOs receive the same vesting: two-thirds after two years and one-third after the third year. Even if vested, as required by the Interim Final Rule, IRSU awards may be paid only in 25% installments (at their then value) as Ally repays its TARP obligations in 25% increments, and will otherwise be forfeited. The table below represents the amount of the unpaid increments still owed to the NEOs for the IRSU shares that have vested.

Name	Number of shares or units of stock that have vested and are unpaid (#)	Market value of shares or units of stock that have vested and are unpaid ($) (c)
Michael A. Carpenter	91.9	827,010
Jeffrey J. Brown	127.8	1,149,705
Barbara Yastine	70.0	630,315
William Muir	105.0	945,293
William Solomon	51.6	464,199
James G. Mackey	43.2	388,947

(c)
Amounts shown represent the fair market value of shares or units of stock that have vested and are unpaid. The fair market value of these shares or units were determined as described in footnote (a) above.

Ally Financial Inc. • Form 10-K

Options Exercised and Shares Vested in 2013
During 2013, no stock options were held by the named executive officers.
The following table reflects the Ally IRSU awards that vested in 2013. One-fourth of the value cannot be paid until Ally pays the remaining balance of its TARP obligations.

Name	Number of shares acquired on vesting (#) (a) (b)	Value realized on vesting ($) (b)
Michael A. Carpenter	367.6	3,308,040
Jeffrey J. Brown	174.2	1,567,888
Barbara Yastine	216.1	1,945,259
William Muir	152.0	1,367,730
William Solomon	49.1	441,563
James G. Mackey	—	—

(a)
Amounts shown include the 2013 vesting of the continued service portion of Mr. Carpenter’s 2010 IRSU grants and two-thirds of his 2011 IRSU grant. For the other NEOs, amounts shown include the 2013 vesting of the continued service portion of their 2011 IRSU grants. The 2011 IRSU vesting was modified in 2012 as a result of the Special Master Supplemental letter dated June 8, 2012. Except for Mr. Carpenter, these awards vested after two years of service from the grant date. Even if vested, as required by the Interim Final Rule, these awards may be paid only in 25% installments as Ally repays its TARP obligations in 25% increments (at their then value), and will otherwise be forfeited.

(b)
The value shown as “realized” for the vested shares is their fair market value as of the vesting date. For purposes of the limitation on payment of IRSUs, the table below provides 75% of the realized value that was paid in 2013 for the vested shares above and an additional 50% payment for vested awards from prior years as was also permissible in 2013 due to Ally’s additional repayment of TARP obligations.

Name	Realized value: 75% of 2013 ($)	Realized value: 50% of Prior Years ($)
Michael A. Carpenter	2,481,030	1,523,576
Jeffrey J. Brown	1,175,916	1,515,467
Barbara Yastine	1,458,944	288,000
William Muir	1,025,798	1,206,721
William Solomon	331,172	707,617
James G. Mackey	—	777,894

Ally Financial Inc. • Form 10-K

Nonqualified Deferred Compensation in 2013
The table below reflects year-end balances, Company distributions, and all earnings associated primarily with the Ally nonqualified equalization plan. This plan allows Company contributions to this plan to continue after the IRS maximum limits under our 401(k) plan have been reached.

Nonqualified deferred compensation
Name	Plan name	Executive contributions in last FY($)	Registrant contributions in last FY ($)	Aggregate earnings in last FY ($)	Aggregate withdrawals/ distributions ($)	Aggregate balance at last FYE ($)
Michael A. Carpenter	DSUs (a) (b)	—	9,025,000	—	7,884,532	21,000,201
Jeffrey J. Brown	Nonqualified Benefit Equalization Plan (c)	—	—	3,449	—	30,862
	DSUs (a) (b)	—	3,577,997	—	4,454,634	4,245,357
Barbara Yastine	DSUs (a) (b)	—	4,327,989	—	5,325,829	5,110,081
William Muir	Nonqualified Benefit Equalization Plan (c)	—	—	39,079	—	253,075
	DSUs (a) (b)	—	3,200,450	—	3,695,851	3,746,565
William Solomon	Nonqualified Benefit Equalization Plan (c)	—	—	28,973	—	131,395
	DSUs (a) (b)	—	1,713,950	—	1,929,850	1,965,598
James G. Mackey	DSUs (a) (b)	—	2,081,456	—	2,540,826	2,546,672

(a)
In 2009, we included DSU awards, which vested at grant date, within the Options Exercised and Shares Vested in 2009 table. Starting in 2010 and continuing in 2013, we have included the DSU award information in the Nonqualified Deferred Compensation in 2013 table to more accurately reflect the form of the awards.

(b)
The NEOs had outstanding DSU award values at December 31, 2012, of $19,859,733 for Mr. Carpenter, $5,121,993 for Mr. Brown, $6,107,921 for Ms. Yastine, $4,241,966 for Mr. Muir, $2,181,498 for Mr. Solomon, and $3,006,041 for Mr. Mackey.

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

Executive Compensation — Post-employment and Termination Benefits
As a condition to participating in TARP, Ally's NEOs and next five highest paid employees waived any right to severance in the event of their termination of employment. These waivers apply until Ally repays its TARP obligations to Treasury.
Ally Financial Inc. 2014 Incentive Compensation Plan
In anticipation of our initial public offering, we plan to adopt the Ally Financial Inc. 2014 Incentive Compensation Plan (the “2014 Incentive Plan”), which allows us to grant an array of equity-based and cash incentive awards to our NEOs and other employees and service providers (other than our non-employee directors). The purpose of the 2014 Incentive Plan is to motivate and reward those employees and other individuals who are expected to contribute significantly to our success.
Plan Term. The 2014 Incentive Plan expires after ten years, unless prior to that date the maximum number of our common shares available for issuance under the 2014 Incentive Plan has been issued or our Board of Directors terminates the 2014 Incentive Plan.
Authorized Shares. Subject to adjustment as described below, the maximum number of shares of our common stock available for issuance under the 2014 Incentive Plan, including shares of our common stock to be issued in respect of stock-settled awards granted under the 2014 Executive Performance Plan (discussed below), shall not exceed 7% of the number of our fully diluted shares outstanding immediately following the closing of this offering. No participant may receive under the 2014 Incentive Plan in any three consecutive calendar years stock options and stock appreciation rights that relate to more than 1% of our fully diluted shares outstanding immediately following such closing. Further, in any three consecutive year period, no participant may receive awards of restricted stock, restricted stock units, performance awards and other stock-based awards (to the extent that such awards are denominated in shares and intended to qualify as “performance-based compensation” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”)) that relate to more than 0.3% of the number of our fully diluted shares outstanding immediately following such closing. Generally, if an award expires or is canceled, forfeited or settled in cash, then the shares covered by such award again will be available for issuance under the 2014 Incentive Plan. Shares tendered or withheld in payment of an exercise price or for withholding taxes also again will be available for issuance under the 2014 Incentive Plan. It is currently contemplated that all outstanding restricted stock unit awards granted after January 1, 2010 will settle in shares, the number of which will count toward the share availability of the 2014 Incentive Plan described above.

Ally Financial Inc. • Form 10-K

Administration. The Committee or such other committee of the Board of Directors as may be designated by the Board of Directors (collectively referred to as the “Committee”) administers the 2014 Incentive Plan and has authority to select individuals to whom awards are granted and determine the types of awards and number of shares covered and the terms and conditions of awards, including the applicable vesting schedule, performance conditions and whether the award will settle in cash or shares.
Types of Awards. The 2014 Incentive Plan provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards (cash-based and share-based) and other stock-based awards.

•
Stock Options. A stock option is a contractual right to purchase shares at a future date at a specified exercise price. Generally, the per share exercise price of a stock option will be determined by the Committee but may not be less than the closing price of a share of our common stock on the grant date. The Committee will determine the date after which each stock option may be exercised and the expiration date of each option; however, no stock option will be exercisable more than ten years from the grant date unless, in the case of non-incentive stock options, the option would otherwise expire during a period during which trading in our common stock is prohibited as a matter of law or company policy, in which case such option will expire 30 days after the end of such prohibition. Stock options that are intended to qualify as incentive stock options must meet the requirements of Section 422 of the Code.

•
Stock Appreciation Rights. A stock appreciation right is a contractual right to receive, in cash or shares, an amount equal to the appreciation of one share of our common stock from the grant date. Any stock appreciation right will be granted subject to the same terms and conditions as apply to stock options, as described above.

•	Restricted Stock. Restricted stock is an award of shares of our common stock that are subject to restrictions on transfer and a substantial risk of forfeiture.

•	Restricted Stock Units. Restricted stock units represent a contractual right to receive the value of a share of our common stock at a future date, subject to specified vesting and other restrictions.

•
Performance Awards. Performance awards, which may be denominated in cash or shares, will be earned upon the satisfaction of performance conditions specified by the Committee, which has authority to specify that any other award granted under the 2014 Incentive Plan will constitute a performance award by conditioning the exercisability or settlement of the award upon the satisfaction of performance conditions. The performance conditions with respect to awards that are intended to qualify as “performance-based compensation” for purposes of Section 162(m) of the Code will be limited to overhead costs, general and administration expense, market price of our common stock, cash flow, reserve value, net asset value, earnings, net income, operating income, cash from operations, revenue growth, margin, EBITDA (earnings before interest, taxes, depreciation and amortization), net capital employed, return on assets, stockholder return, reserve replacement, return on equity, return on capital employed, production, assets, unit volume, sales, market share, or strategic business criteria consisting of one or more objectives based on meeting specified goals relating to acquisitions or divestitures, as consistently applied by us where applicable. These performance criteria may be measured on an absolute (e.g., plan or budget) or relative basis. Relative performance may be measured against a group of peer companies, a financial market index or other acceptable objective and quantifiable indices. The amount of any performance awards denominated in cash that is intended to qualify as “performance-based compensation” for purposes of Section 162(m) of the Code that may be earned in any calendar year may not exceed $10,000,000.

•
Other Stock-Based Awards. The Committee is authorized to grant other stock-based awards, which may be denominated in our common shares or factors that may influence the value of our common shares, including convertible or exchangeable debt securities, other rights convertible or exchangeable into shares, purchase rights for shares, awards with value and payment contingent upon our performance or business units or any other factors designated by the Committee, including grants of our unrestricted common shares in settlement of awards granted under our 2014 Executive Performance Plan or any successor thereto.

Eligibility. Our employees, consultants, advisors and other service providers (other than our non-employee directors) are eligible to receive awards under the 2014 Incentive Plan.
Adjustments. If necessary to prevent dilution or enlargement of benefits or potential benefits under the 2014 Incentive Plan, the Committee will adjust equitably the terms of any outstanding awards and the number of our common shares issuable under the 2014 Incentive Plan to reflect any change in our common shares resulting from a dividend or other distribution, recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, combination, repurchase or exchange of our common shares or other securities or any other similar corporate transaction or event affecting our common shares.
Termination of Service and Change in Control. Except as otherwise provided in an award agreement, all unvested awards will be forfeited upon a participant’s termination of service other than death, disability, retirement, termination as a result of a sale of a business unit, termination by us without cause and a qualifying termination by the participant (as such terms are defined in the 2014 Incentive Plan), in which events all or portions of the participant’s unvested awards will become nonforfeitable and options and stock appreciation rights will be immediately exercisable and will remain outstanding for one year from the date of termination of service. In the event of a change in control (as defined in the 2014 Incentive Plan), all outstanding stock options, stock appreciation rights, restricted stock and restricted stock units not continued in effect or converted into similar awards of the survivor or successor corporation will vest upon the change in control, and all outstanding stock options, stock appreciation rights, restricted stock and restricted stock units so continued or converted will vest upon the

Ally Financial Inc. • Form 10-K

occurrence of the participant’s termination of service without cause or a qualifying termination by him or her within twelve months following the change in control.
Amendment and Termination. Our Board of Directors may amend, alter, suspend, discontinue or terminate the 2014 Incentive Plan, subject to approval of our shareholders if required by the rules of the stock exchange on which our common shares are principally traded or by applicable law. The Committee may amend, alter, suspend, discontinue or terminate any outstanding award. However, no such board or Committee action that would materially adversely affect the rights of a holder of an outstanding award may be taken without the holder’s consent. The Committee also may not lower the per share exercise price of a stock option or stock appreciation right or cancel a stock option or a stock appreciation right in exchange for cash or another award when the per share exercise price exceeds the fair market value (other than in connection with a change in control or other corporation transaction necessitating an anti-dilution type adjustment in the outstanding stock options or stock appreciation rights).
Initial Awards in Connection with Initial Public Offering. In connection with this offering, we plan to make grants of restricted stock units to substantially all of our employees. The grant date fair value of each grant will range from a minimum of $100 to a maximum of $1,500, determined by reference to the initial public in this offering for grants made to all employees other than our top 25 most highly compensated employees. These restricted stock units will “cliff” vest three years from the date of grant and in the case of our U.S.-based employees, settle in shares and in the case of our employees based outside of the United States, settle in cash. Grants of such awards to our top 25 most highly compensated employees will not be made until the Company is no longer subject to TARP, and the number of restricted stock units awarded will be determined by reference to the fair market value of our common shares on the date of the grant.
Ally Financial Inc. 2014 Executive Performance Plan
In anticipation of our initial public offering, we plan to adopt the Ally Financial Inc. 2014 Executive Performance Plan (the “2014 Performance Plan”), which allows us to grant incentive compensation awards that are intended to qualify as “performance-based compensation” for purposes of Section 162(m) of the Code to certain executive officers. The purpose of the 2014 Performance Plan is to attract and retain executive officers who can make significant contributions to our success by providing incentives and financial rewards to such executive officers.
Administration. The Committee administers the 2014 Performance Plan and has authority to select plan participants, determine the terms and conditions of each incentive award granted under the 2014 Performance Plan, certify the calculation of performance metrics based on which the awards are paid and the amount payable to each participant, determine the time when incentive awards will be paid and the form of such payment, determine whether and to what extent any incentive award will be reduced based on such factors as the Committee deems appropriate in its discretion, determine whether payment of awards may be in cash, in shares of our common stock issuable under our 2014 Incentive Plan, or may be deferred, interpret and administer the 2014 Performance Plan and any instrument or agreement entered into in connection with the 2014 Performance Plan, correct any defect, supply any omission or reconcile any inconsistency in the 2014 Performance Plan or any incentive award in the manner and to the extent that the Committee deems desirable to carry it into effect, establish such rules and regulations and appoint such agents as it deems appropriate for the proper administration of the 2014 Performance Plan, and make any other determination and take any other action that the Committee deems necessary or desirable for administration of the 2014 Performance Plan.
Eligibility. Participants of the 2014 Performance Plan are our Chief Executive Officer and other executive officers of the Company or a subsidiary selected by the Committee.
Performance Period. The performance period underlying each incentive award will be our fiscal year or another period not exceeding five years in length established by the Committee. No later than 90 days after the commencement of each fiscal year, the Committee will designate one or more performance periods for such fiscal year as well as the participants for such performance period(s).
Incentive Awards. The incentive award will not exceed 3.0%, in the case of our Chief Executive Officer and 1.5%, in the case of each other participant, of our net income after taxes as reported on a consolidated basis in our audited financial statements for each calendar year in the performance period (with such adjustments not inconsistent with Section 162(m) of the Code as the Committee may deem appropriate, and proportionately adjusted for any portion of the performance period that is less than a full calendar year). The amount of incentive award actually paid to a participant will be determined by the Committee based on factors it deems appropriate and may not exceed the original amount of the incentive award established using the formula above.
Termination of Service. All unpaid incentive awards will be forfeited upon a participant’s termination of service, except that in the event of the participant’s death, disability, retirement, termination by us without cause and a qualifying termination (as such terms are defined in the 2014 Incentive Plan) during a performance period, the Committee may proportionately reduce the incentive award payable to such participant based on the period of his or her actual employment during the applicable performance period.
Amendment and Termination. Our Board of Directors may alter, amend, suspend or terminate the 2014 Performance Plan, subject to approval of our shareholders if required by the rules of the stock exchange on which our common shares are principally traded or by applicable law, including Section 162(m) of the Code. No amendment to, or termination of, the 2014 Performance Plan may materially impair the rights of a participant under any incentive award previously granted without such participant’s consent.

Ally Financial Inc. • Form 10-K

Ally Financial Inc. Employee Stock Purchase Plan
In anticipation of our initial public offering, we plan to adopt the Ally Financial Inc. Employee Stock Purchase Plan (the “ESPP”), the purpose of which is to provide our employees with an opportunity to purchase our stock at a discount and thus encourage broad- based employee ownership of our stock. The ESPP is intended to qualify as an “employee stock purchase plan” for purposes of Section 423 of the Code.
Authorized Shares. The aggregate number of shares authorized for sale under the ESPP will not exceed 1% of our fully diluted shares outstanding immediately following the closing of this offering.
Administration. The Committee administers the ESPP and has authority to interpret, construe, apply and make final determinations regarding the ESPP, including authority to determine eligibility under the ESPP and the terms and conditions of any purchase right under the ESPP.
Offering Period. The initial offering period under the ESPP will commence on the first trading day following the closing of this offering. This initial offering period will expire not sooner than six months after the consummation of this offering. Subsequently, the ESPP will have consecutive offering periods with a new offering period commencing approximately every six months, as determined by the Committee.
Eligibility. Any of our active employees (including active employees of our designated subsidiaries on a given offering date (i.e., the first trading day of an offering period) is eligible to participate in the ESPP; however, employees who are citizens or residents of a non-U.S. jurisdiction may be excluded from participation in the ESPP or an offering if participation is prohibited under applicable local law or if complying with applicable local laws would cause the ESPP or an offering to violate Section 423 of the Code. Additionally, no employee may be granted a purchase right under the ESPP if immediately after the grant such employee would own our capital stock and/or hold outstanding purchase rights to purchase capital stock possessing 5% or more of the total combined voting power or value of all classes of our capital stock, or if his or her rights to purchase capital stock under all of our employee stock purchase plans accrues at a rate that exceeds $25,000 worth of such stock (determined at the fair market value of the shares of such stock at the time such purchase right is granted) for each calendar year in which such purchase right is both outstanding and exercisable.
Enrollment and Contribution. An eligible employee may become a participant in the ESPP by completing, within the prescribed enrollment period prior to the applicable offering date, a participation election, at which time he or she may elect to have payroll deductions made on each pay day during the applicable offering period in an amount not exceeding 10% of the compensation he or she receives on each pay day during the offering period. In the case of the initial offering period, each eligible employee will be automatically enrolled in the ESPP prior to the initial offering date, and will be permitted to continue to participate in the ESPP only by making a participant election after the closing of this offering and following our filing of an appropriate Securities Act registration statement relating to shares to be offered under the ESPP.
Purchase Right. On the offering date of each offering period, each eligible employee participating in the offering period will be granted a right to purchase on the purchase date (i.e., the last trading day of the offering period) a number of shares determined by dividing such employee’s payroll deductions accumulated prior to the purchase date by the applicable purchase price, which will be no less than the lower of 85% of the closing price of a share of our common stock on the offering date (in the case of the initial ESPP offering period, 85% of the initial price to the public in this offering) or 85% of the closing price of a share of our common stock on the purchase date.
Purchase of Shares. On the purchase date, the maximum number of shares that may be purchased with the accumulated payroll deductions in the participant’s account will be purchased for the participant at the applicable purchase price (as described above). Fractional shares may not be purchased, and any payroll deductions accumulated in a participant’s account that are not sufficient to purchase a full share will, at our discretion, be returned to the participant or be retained in the participant’s account for the subsequent offering period.
Delivery of Shares. As soon as reasonably practicable after each purchase date on which a purchase occurs, we will arrange for the delivery to each participant of the shares purchased to the participant’s brokerage or plan account in a form determined by us.
Withdrawal. A participant may withdraw all, but not less than all, the payroll deductions credited to his or her account and not yet used to purchase shares under the ESPP by giving notice in a form or manner and time prescribed by us prior each purchase date.
Termination of Employment. Unless otherwise determined by us, upon a participant’s employment termination for any reason, he or she will be deemed to have elected to withdraw from the ESPP and the payroll deductions credited to his or her account during the offering period but not yet used to purchase shares under the ESPP will be returned to him or her.
Change in Control. In the event of a change in control (as defined in the ESPP), the offering period then in progress will be shortened and end on a new purchase date, which will be before the date of the proposed merger or change in control. We will notify each participant in writing, at least ten business days prior to the new purchase date, that the purchase date for the applicable period has been changed to the new purchase date and that shares will be purchased automatically for the participant on the new purchase date. The Committee may provide for an alternative process that provides participants with the economic equivalent of the benefits described above.
Adjustments. The Committee may proportionately adjust the maximum number of shares available under the ESPP, the maximum number of shares each participant may purchase during the offering period or over a calendar year under the $25,000 limitation and the per share price used to determine the purchase price for any increase or decrease in the number of issued shares resulting from any nonreciprocal

Ally Financial Inc. • Form 10-K

transaction between us and our stockholders (e.g., a stock dividend, stock split, spin-off, rights offering or recapitalization through a large, nonrecurring cash dividend) that affects our common stock or the price of our common stock and cause a change in the per share value of the shares underlying outstanding purchase rights.
Amendment and Termination. Subject to any applicable law or government regulation and to the rules of the stock exchange on which our common shares are principally traded, our Board of Directors may amend, modify, suspend or terminate the ESPP without the approval of our shareholders; however, no amendment may make any change in any purchase right previously granted that adversely affects the rights of any participant without the consent of the affected participant. To comply with Section 423 of the Code, we will obtain shareholder approval of any amendment in such a manner and to such a degree as required. Without shareholder approval and without regard to whether any participant rights may be considered to have been “adversely affected,” the Committee may change the offering periods, limit the frequency or number of changes in the amount withheld during an offering period, establish the exchange rate applicable to amounts withheld in a currency other than U.S. dollars, permit payroll withholding in excess of the amount designated by a participant to adjust for delays or mistakes in our processing of any properly completed participation election, establish reasonable waiting and adjustment periods, accounting, or crediting procedures to ensure that amounts applied toward the purchase of shares for each participant properly correspond with amounts withheld from the participant’s compensation and establish such other limitations or procedures as the CNG Committee determines.
Director Compensation
Employee directors do not receive any separate compensation for their Board activities. Non-employee directors receive the compensation described below.
For 2013, the annual retainer paid to non-employee directors was $200,000 and was paid entirely in cash. During 2011 and the first quarter of 2012, DSUs had been included in the program for $110,000 of the annual retainer as part of planning for a potential initial public offering. By their terms, those DSUs settle upon the director’s departure from the Board. Beginning with the second quarter of 2012, payment of the annual retainer returned to all cash.
An additional retainer of $50,000 is paid to each non-employee director who serves as a chair of a standing committee. All non-employee directors who serve as members of committees, including chairs of a committee, are paid additional retainers of $20,000 each. The Chair of the Board receives an additional retainer of $250,000, which was paid all in cash, the same as the Board retainer. Meeting fees of $2,000 for each in-person and telephonic meeting are payable when the Board or any committee meets more than eight times per year.
Non-employee directors are reimbursed for travel expenses incurred in conjunction with their duties as directors. Furthermore, Ally will provide the broadest form of indemnification permitted under Delaware law in connection with liabilities that may arise as a result of their role on the Board, provided that the director satisfies the statutory standard of care.

Ally Financial Inc. • Form 10-K

The following table provides compensation for non-employee directors who served during fiscal 2013.

2013 Director Compensation Table

Director name	Fees earned or paid in cash ($) (a) (b) (c)
Robert T. Blakely	338,000
Mayree C. Clark	322,000
John D. Durrett	109,481
Kim S. Fennebresque	296,000
Franklin W. Hobbs	518,000
Marjorie Magner	275,864
John J. Stack	163,286
Henry S. Miller	238,000
Gerald Greenwald	234,042
Brian MacDonald	153,755
Mathew Pendo	178,111

(a)	The retainer and fees for our non-employee directors were prorated based on when each director served on the Board and their respective committees.

(b)	As noted above, the non-employee directors' cash retainer and fees consist of the components in the table below.

(c)
John D. Durrett and John J. Stack also received a cash settlement of outstanding equity awards, made in prior years, equal to $113,585 and $135,419, respectively, upon the departure as directors of Ally.

Director Name	Annual cash retainer ($)	Committee chair or member/chair of Board fees ($)	Ally Bank Board fees ($)	Additional meeting fees ($)
Robert T. Blakely	200,000	90,000	—	48,000
Mayree C. Clark	200,000	90,000	—	32,000
John D. Durrett	81,233	16,248	—	12,000
Kim S. Fennebresque	200,000	70,000	—	26,000
Franklin W. Hobbs	200,000	290,000	—	28,000
Marjorie Magner	200,000	49,864	—	26,000
John J. Stack	63,699	35,035	52,552	12,000
Henry S. Miller	200,000	20,000	—	18,000
Gerald Greenwald	200,000	20,042	—	14,000
Brian Macdonald	117,535	10,220	—	26,000
Mathew Pendo	136,713	13,398	—	28,000
The following table sets forth the aggregate number of DSUs held by each non-employee director at December 31, 2013. Each DSU represents one phantom share of Ally.

Name	Number of DSUs (#)
Robert T. Blakely	15.0
Mayree C. Clark	15.0
Kim S. Fennebresque	15.0
Franklin W. Hobbs	32.1
Marjorie Magner	15.0
Ally Financial Inc. 2014 Non-Employee Directors Equity Compensation Plan
In anticipation of our initial public offering, we plan to adopt the Ally Financial Inc. 2014 Non-Employee Directors Equity Compensation Plan (the“2014 Directors Plan”), to attract and retain the services of our experienced non-employee directors.
Types of Awards. The 2014 Directors Plan provides for grants of stock options, deferred stock units (“DSUs”) and shares of our common stock.

Ally Financial Inc. • Form 10-K

Plan Term. The 2014 Directors Plan expires after ten years, unless prior to that date the maximum number of our common shares available for issuance under the 2014 Directors Plan has been issued or our Board of Directors terminates the 2014 Directors Plan.
Authorized Shares. Subject to adjustment as described below, the maximum number of shares of our common stock available for awards to be granted under the 2014 Directors Plan will not exceed 0.1% of our fully diluted shares outstanding following the closing of this offering.
Administration. The Committee administers the 2014 Directors Plan and has authority to select individuals to whom awards are granted and interpret and administer the 2014 Directors Plan and any instrument or agreement relating to, or award made under, the 2014 Directors Plan.
Eligibility. Each member of our Board of Directors who is not our employee is eligible to receive awards under the 2014 Directors Plan.
Adjustments. If necessary to prevent diminution or enlargement of benefits or potential benefits under the 2014 Directors Plan, the Committee will adjust equitably the terms of any outstanding awards and the number of our common shares issuable under the 2014 Directors Plan to reflect any change in our common shares resulting from a dividend or other distribution, recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, combination, repurchase or exchange of our common shares or other securities or any other similar corporate transaction or event affecting our common shares.
Initial Award. Each director who is in office as of, and will continue in office following, the closing of this offering will receive a one-time initial award of DSUs (with each DSU representing a right to receive the value of one share of our common stock on the terms and conditions set forth in the 2014 Directors Plan and the applicable award agreement) equal to the quotient of (i) $100,000 divided by (ii) the fair market value of one share of our common stock on the date of such grant, with each fractional DSU rounded up to the nearest whole DSU. Each new director who joins our Board of Directors for the first time following, 2014 will also receive a one-time initial award of DSUs equal to the quotient of (i) $100,000 divided by (ii) the fair market value of one share of our common stock on the date of such grant, with each fractional DSU rounded up to the nearest whole DSU. Prior to the grant of any initial award, the Company has the right to make adjustments to the amount and form of such award.
Retainer Award. Beginning at our first Annual Meeting of Shareholders following the closing of this offering and at each Annual Meeting of Shareholders thereafter, each director who is to continue in service following such meeting will receive an award of DSUs equal to the quotient of (i) $100,000 divided by (ii) the fair market value of one share of our common stock on the date of such grant, with each fractional DSU rounded up to the nearest whole DSU. Each director who joins our Board of Director following the grant date of an annual award but prior to the date of our next Annual Meeting of Shareholders will receive a prorated annual award. In the event that our first Annual Meeting of Shareholders following the closing of such offering occurs more than one calendar quarter after such closing, each director then in office will be granted a quarterly award of DSUs at the end of each calendar quarter after such closing until such Annual Meeting of Shareholders, in an amount determined as provided above, using $25,000 as the numerator. Any director who joins our Board of Directors between grants of such quarterly awards will receive a pro-rated quarterly award. Prior to the grant of any retainer award or prorated retainer award, the Committee has the right to make adjustments to the amount and form of such award.
Vesting and Settlement. Each initial award, retainer award and prorated award will vest and settle pursuant to the terms of the applicable award agreement. We currently anticipate that initial awards will be subject to quarterly vesting over one year from date of grant, retainer awards will be immediately vested upon grant and all awards will settle in shares upon the directors’ termination of service.
Termination of Service and Change in Control. Except as otherwise provided in an award agreement, all unvested awards will be forfeited upon a participant’s termination of service other than death and disability, in which events all of the participant’s unvested awards will become nonforfeitable. In the event of a change in control (as defined in the 2014 Incentive Plan), all outstanding awards will vest and be immediately due and payable.
Amendment and Termination. Our Board of Directors may amend, alter, suspend, discontinue or terminate the 2014 Directors Plan, subject to approval of our shareholders if required by the rules of the stock exchange on which our common shares are principally traded or by applicable law. The Committee may also amend, alter, suspend, discontinue or terminate any outstanding award. However, no such Board or Committee action that would materially adversely affect the rights of a holder of an outstanding award may be taken without the holder’s consent.

Ally Financial Inc. • Form 10-K

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information with respect to beneficial ownership of Ally common stock by each person known by us to be the beneficial owner of more than five percent of our outstanding common stock. The number of shares reported below are as reflected in our stock register at February 28, 2014, and the percentages provided are based on 1,547,637 shares of common stock outstanding at February 28, 2014.

Name and address of beneficial owner	Amount and nature of beneficial ownership (a)	Percent of class
U.S. Department of Treasury 1500 Pennsylvania Avenue, NW Washington, D.C. 20220	571,971	37.0%
Third Point Loan LLC 390 Park Avenue, 18th Floor New York, NY 10022	147,191	9.5%
Persons affiliated with Cerberus Capital Management, L.P. c/o Cerberus Capital Management, L.P. 875 Third Avenue New York, New York 10022	133,924	8.7%

(a)	All ownership is direct.
For details with respect to equity incentive plans, refer to Item 11, Executive Compensation.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Certain relationships and related transactions are described below.
Relationship with General Motors
At December 10, 2013, GM's ownership interest in Ally common stock was reduced to zero. However, prior to this time during 2013, GM was a related person for purposes of Item 13. Below we have described applicable related party transactions with GM for the full year ended December 31, 2013.
Products and Services Provided to GM
We provide various products and services to GM on terms comparable to those we provide to third parties. Except as described below, we currently expect to continue to provide these services to GM on an ongoing basis. These products and services include the following:

•
We provide wholesale and term-loan financing to dealerships that are either wholly owned by GM or in which GM has a controlling interest. The majority of these dealerships are located in the United States. At December 31, 2013, finance receivables and loans to dealerships owned or majority-owned by GM totaled $136 million.

•	We provided operating leases to GM-affiliated entities for buildings during 2013, and the income statement effect of lease revenues was $2 million during the year ended December 31, 2013.

•
We have other lease arrangements whereby we lease facilities to GM whereby we have advanced $1 million. There was not an income statement effect for leasing revenues under these arrangements for the year ended December 31, 2013.

•	We provide insurance to GM for certain vehicle service contracts. We have recognized insurance premiums for that coverage of $77 million for the year ended December 31, 2013.

•
GM may elect to sponsor financing incentive programs for wholesale dealer financing, which is known as wholesale subvention. The income statement effect of wholesale subvention and service fees was $63 million for the year ended December 31, 2013.

•
We provide certain other services to GM for which they reimburse us. The income statement effect for these services was $17 million for the year ended December 31, 2013. The corresponding accounts receivable balance was $2 million at December 31, 2013.

Ally Financial Inc. • Form 10-K

Support Services Provided by GM
GM historically has provided a variety of support services for our business, and we reimburse GM for the costs of providing these services to us. In addition, GM supports us by reimbursing us for certain programs it has with its customers or for expenses we may experience due to their business operations. The services GM provides us, including reimbursement arrangements, include:

•
GM may elect to sponsor incentive programs (on both retail contracts and leases) by supporting financing rates below standard rates at which we purchase retail contracts. In addition, under residual support programs, GM may upwardly adjust residual values above the standard lease rates. The subvention related receivables were $119 million at December 31, 2013.

•
GM provides lease residual value support as a marketing incentive to encourage consumers to lease vehicles. Examples of incentives include rate support and residual support in the form of an upfront cash payment to Ally, which reduces our base in the operating lease asset, thus requiring less depreciation expense over the life of the lease. The income from GM for residual support was $15 million for the year ended December 31, 2013.

•	GM provides financing rates below standard rates at which we purchase contracts (rate support). The revenue from GM for rate support was $513 million for the year ended December 31, 2013.

•
GM occasionally provides payment guarantees on certain commercial and dealer loans and receivables Ally has outstanding. The amount of commercial and dealer loans and receivables covered by a GM guarantee was $45 million at December 31, 2013.

•	GM provides us certain other services and facilities services for which we reimburse them. The income statement effect for these services was $91 million for the year ended December 31, 2013.

•	We have accounts payable to GM that include wholesale settlement payments to GM and notes payable. The balance outstanding for accounts payable was $55 million for the year ended December 31, 2013.
Capital Contributions Received from GM
During 2013, we did not receive any capital contributions from GM.
Related Party Transaction Procedures
Pursuant to the Ally Financial Inc. Bylaws amended January 10, 2014 (the Bylaws), Ally and its subsidiaries must, subject to certain limited exceptions, conduct all transactions with its affiliates, stockholders and their affiliates, current or former officers or directors, or any of their respective family members on terms that are fair and reasonable and no less favorable to Ally than it would obtain in a comparable arm's-length transaction with an independent third party.
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
Item 14.    Principal Accountant Fees and Services
We retained Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu Limited, and their respective affiliates (collectively, Deloitte & Touche) to audit our consolidated financial statements for the year ended December 31, 2013. We also retained Deloitte & Touche, as well as other accounting and consulting firms, to provide various other services in 2013.

Ally Financial Inc. • Form 10-K

The aggregate fees billed to us for professional services performed by Deloitte & Touche were as follows.

December 31, ($ in millions)	2013	2012
Audit fees (a)	$14	$20
Audit-related fees (b)	6	5
Tax fees (c)	—	—
Total principal accountant fees	$20	$25

(a)
Audit fees include fees for the integrated audit of our annual Consolidated Financial Statements, reviews of interim financial statements included in our Quarterly Reports on Form 10-Q, and audit services in connection with statutory and regulatory filings. In addition, this category includes approximately $1 million in both 2013 and 2012, pertaining to services such as comfort letters for securities issuances and consents to the incorporation of audit reports in filings with SEC.

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

(c)
Includes negligible amount of tax fees for services performed for tax compliance, tax planning, and tax advice, including preparation of tax returns and claims for refund, and tax payment-planning services. Tax planning and advice also include assistance with tax audits and appeals and tax advice related to specific transactions.

The services performed by Deloitte & Touche in 2013 were preapproved in accordance with the Independent Auditor Services and Preapproval Policy of the Ally Audit Committee. This policy requires the independent registered public accounting firm to present the proposed audit services and related fees to the Ally Audit Committee for approval prior to the commencement of the services. Amounts exceeding the initially approved audit fees, or audit services not initially contemplated or considered during the initial approval, must be separately approved by the Committee.
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
The Ally Audit Committee determined that all services provided by Deloitte & Touche during 2013 were compatible with maintaining their independence as principal accountants.

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

Exhibit	Description	Method of Filing
3.1	Amended and Restated Certificate of Incorporation of Ally Financial Inc., dated as of November 20, 2013	Filed as Exhibit 3.2 to the Company's Current Report on Form 8-K dated as of November 20, 2013 (File No. 1-3754), incorporated herein by reference.
3.2	Amendment to the Amended and Restated Certificate of Incorporation of Ally Financial Inc., dated as of January 10, 2014	Filed as Exhibit 3.1 to the Company's Current Report of Form 8-K dated as of January 13, 2014, (File No. 1-3754), incorporated herein by reference.
3.3	Bylaws of Ally Financial Inc., dated as of November 20, 2013	Filed as Exhibit 3.3 to the Company's Current Report on Form 8-K dated as of November 20, 2013, (File No. 1-3754), incorporated herein by reference.
3.4	Amendment to Bylaws of Ally Financial Inc., dated as of January 10, 2014	Filed as Exhibit 3.2 to the Company's Current Report of Form 8-K dated as of January 13, 2014, (File No. 1-3754), incorporated herein by reference.
4.1	Form of Indenture dated as of July 1, 1982, between the Company and Bank of New York (Successor Trustee to Morgan Guaranty Trust Company of New York), relating to Debt Securities	Filed as Exhibit 4(a) to the Company's Registration Statement No. 2-75115, incorporated herein by reference.
4.1.1	Form of First Supplemental Indenture dated as of April 1, 1986, supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(g) to the Company's Registration Statement No. 33-4653, incorporated herein by reference.
4.1.2	Form of Second Supplemental Indenture dated as of June 15, 1987, supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(h) to the Company's Registration Statement No. 33-15236, incorporated herein by reference.
4.1.3	Form of Third Supplemental Indenture dated as of September 30, 1996, supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(i) to the Company's Registration Statement No. 333-33183, incorporated herein by reference.
4.1.4	Form of Fourth Supplemental Indenture dated as of January 1, 1998, supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(j) to the Company's Registration Statement No. 333-48705, incorporated herein by reference.
4.1.5	Form of Fifth Supplemental Indenture dated as of September 30, 1998, supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(k) to the Company's Registration Statement No. 333-75463, incorporated herein by reference.
4.2	Form of Indenture dated as of September 24, 1996, between the Company and The Chase Manhattan Bank, Trustee, relating to SmartNotes	Filed as Exhibit 4 to the Company's Registration Statement No. 333-12023, incorporated herein by reference.
4.2.1	Form of First Supplemental Indenture dated as of January 1, 1998, supplementing the Indenture designated as Exhibit 4.2	Filed as Exhibit 4(a)(1) to the Company's Registration Statement No. 333-48207, incorporated herein by reference.
4.2.2	Form of Second Supplemental Indenture dated as of June 20, 2006, supplementing the Indenture designated as Exhibit 4.2	Filed as Exhibit 4(a)(2) to the Company's Registration Statement No. 33-136021, incorporated herein by reference.
4.3	Form of Indenture dated as of October 15, 1985, between the Company and U.S. Bank Trust (Successor Trustee to Comerica Bank), relating to Demand Notes	Filed as Exhibit 4 to the Company's Registration Statement No. 2-99057, incorporated herein by reference.
4.3.1	Form of First Supplemental Indenture dated as of April 1, 1986, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(a) to the Company's Registration Statement No. 33-4661, incorporated herein by reference.
4.3.2	Form of Second Supplemental Indenture dated as of June 24, 1986, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(b) to the Company's Registration Statement No. 33-6717, incorporated herein by reference.
4.3.3	Form of Third Supplemental Indenture dated as of February 15, 1987, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(c) to the Company's Registration Statement No. 33-12059, incorporated herein by reference.
4.3.4	Form of Fourth Supplemental Indenture dated as of December 1, 1988, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(d) to the Company's Registration Statement No. 33-26057, incorporated herein by reference.

Ally Financial Inc. • Form 10-K

Exhibit	Description	Method of Filing
4.3.5	Form of Fifth Supplemental Indenture dated as of October 2, 1989, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(e) to the Company's Registration Statement No. 33-31596, incorporated herein by reference.
4.3.6	Form of Sixth Supplemental Indenture dated as of January 1, 1998, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(f) to the Company's Registration Statement No. 333-56431, incorporated herein by reference.
4.3.7	Form of Seventh Supplemental Indenture dated as of June 15, 1998, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(g) to the Company's Registration Statement No. 333-56431, incorporated herein by reference.
4.4	Form of Indenture dated as of December 1, 1993, between the Company and Citibank, N.A., Trustee, relating to Medium Term Notes	Filed as Exhibit 4 to the Company's Registration Statement No. 33-51381, incorporated herein by reference.
4.4.1	Form of First Supplemental Indenture dated as of January 1, 1998, supplementing the Indenture designated as Exhibit 4.4	Filed as Exhibit 4(a)(1) to the Company's Registration Statement No. 333-59551, incorporated herein by reference.
4.5	Indenture, dated as of December 31, 2008, between the Company and The Bank of New York Mellon, Trustee	Filed as Exhibit 4.2 to the Company's Current Report on Form 8-K dated as of January 2, 2009, (File No. 1-3754), incorporated herein by reference.
4.6	Amended and Restated Indenture, dated March 1, 2011, between the Company and The Bank of New York Mellon, Trustee	Filed as Exhibit 4.2 to the Company's Current Report on Form 8-K dated as of March 4, 2011 (File No. 1-3754), incorporated herein by reference.
4.7	Form of Guarantee Agreement related to Ally Financial Inc. Senior Unsecured Guaranteed Notes	Filed as Exhibit 4.10 to the Company's Registration Statement No. 333-193070, incorporated herein by reference.
4.8	Form of Fixed Rate Senior Unsecured Note	Filed as Exhibit 4.8 to the Company's Registration Statement No. 333-193070, incorporated herein by reference.
4.9	Form of Floating Rate Senior Unsecured Note	Filed as Exhibit 4.9 to the Company's Registration Statement No. 333-193070, incorporated herein by reference.
4.10	Form of Subordinated Indenture to be entered into between the Company and The Bank of New York Mellon, as Trustee	Filed as Exhibit 4.11 to the Company's Registration Statement No. 333-193070, incorporated herein by reference.
4.11	Form of Subordinated Note	Included in Exhibit 4.10.
4.12
Second Amended and Restated Declaration of Trust by and between the trustees of each series of GMAC Capital Trust I, Ally Financial Inc., as Sponsor, and by the holders, from time to time, of undivided beneficial interests in the relevant series of GMAC Capital Trust I, dated as of March 1, 2011
Filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated as of March 4, 2011 (File No. 1-3754), incorporated herein by reference.
4.13	Series 2 Trust Preferred Securities Guarantee Agreement between Ally Financial Inc. and The Bank of New York Mellon, dated as of March 1, 2011	Filed as Exhibit 4.3 to the Company's Current Report on Form 8-K dated as of March 4, 2011 (File No. 1-3754), incorporated herein by reference.
10
Letter Agreement, dated as of May 21, 2009, between GMAC Inc. and the United States Department of the Treasury (which includes the Securities Purchase Agreement — Standard Terms attached thereto, with respect to the issuance and sale of the Convertible Preferred Membership Interests and the Warrant)
Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated as of May 22, 2009 (File No. 1-3754), incorporated herein by reference.
10.1	Securities Purchase and Exchange Agreement, dated as of December 30, 2009, between GMAC Inc. and the United States Department of the Treasury*	Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated as of December 30, 2009, (File No. 1-3754), incorporated herein by reference.
10.2	Master Transaction Agreement, dated May 21, 2009, between GMAC Inc., Chrysler LLC, U.S. Dealer Automotive Receivables Transition LLC and the United States Department of the Treasury	Filed as Exhibit 10.3 to the Company's Quarterly Report for the period ended June 30, 2009, on Form 10-Q (File No. 1-3754), incorporated herein by reference.
10.3	Amended and Restated United States Consumer Financing Services Agreement, dated May 22, 2009, between GMAC Inc. and General Motors Corporation*	Filed as Exhibit 10.4 to the Company's Quarterly Report for the period ended June 30, 2009, on Form 10-Q/A (File No. 1-3754), incorporated herein by reference.

Ally Financial Inc. • Form 10-K

Exhibit	Description	Method of Filing
10.4	Amended and Restated Master Services Agreement, dated May 22, 2009, between GMAC Inc. and General Motors Corporation*	Filed as Exhibit 10.5 to the Company's Quarterly Report for the period ended June 30, 2009, on Form 10-Q/A (File No. 1-3754), incorporated herein by reference.
10.5	Auto Finance Operating Agreement, entered into on August 6, 2010, between Ally Financial Inc. and Chrysler Group LLC*	Filed as Exhibit 10.1 to the Company's Quarterly Report for the period ended September 30, 2010, on Form 10-Q/A (File No. 1-3754), incorporated herein by reference.
10.6	Intellectual Property License Agreement, dated November 30, 2006, by and between General Motors Corporation and GMAC LLC	Filed as Exhibit 10.1 to the Company's Quarterly Report for the period ended March 31, 2007, on Form 10-Q (File No. 1-3754), incorporated herein by reference.
10.7	Capital and Liquidity Maintenance Agreement, entered into on October 29, 2010, between Ally Financial Inc., IB Finance Holding Company, LLC, Ally Bank and the Federal Deposit Insurance Corporation	Filed as Exhibit 10.2 to the Company's Quarterly Report for the period ended September 30, 2010, on Form 10-Q (File No. 1-3754), incorporated herein by reference.
10.8
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
10.9	Ally Financial Inc. Long-Term Equity Compensation Incentive Plan, as amended	Filed herewith.
10.10	Ally Financial Inc. Severance Plan, Plan Document and Summary Plan Description, as amended	Filed as Exhibit 10.11 to the Company's Annual Report for the period ended December 31, 2012, on Form 10-K (File No. 1-3754), incorporated herein by reference.
10.11	Form of Award Agreement related to the issuance of Deferred Stock Units	Filed herewith.
10.12	Form of Award Agreement related to the issuance of Restricted Stock Units	Filed herewith.
10.13	Deferred Stock Unit Award Agreement for Michael A. Carpenter, dated May 10, 2013	Filed herewith.
10.14	Award Agreement under the Ally Long-Term Equity Compensation Incentive Plan for Michael A. Carpenter, dated December 18, 2013	Filed herewith.
10.15	Deferred Stock Unit Award Agreement for Jeffrey J. Brown, dated May 10, 2013	Filed herewith.
10.16	Award Agreement under the Ally Long-Term Equity Compensation Incentive Plan for Jeffrey J. Brown, dated December 18, 2013	Filed herewith.
10.17	Deferred Stock Unit Award Agreement for Barbara A. Yastine, dated May 10, 2013	Filed herewith.
10.18	Award Agreement under the Ally Long-Term Equity Compensation Incentive Plan for Barbara A. Yastine, dated December 18, 2013	Filed herewith.
10.19	Deferred Stock Unit Award Agreement for William F. Muir, dated May 10, 2013	Filed herewith.
10.20	Award Agreement under the Ally Long-Term Equity Compensation Incentive Plan for William F. Muir, dated December 18, 2013	Filed herewith.
10.21	Deferred Stock Unit Award Agreement for James G. Mackey, dated May 10, 2013	Filed herewith.
10.22	Award Agreement under the Ally Long-Term Equity Compensation Incentive Plan for William Solomon, dated December 18, 2013	Filed herewith.
10.23	Partial Release of Liability Agreement, dated March 17, 2010, by and among Federal Home Loan Mortgage Corporation, GMAC Mortgage, LLC and Residential Funding Company, LLC	Filed as Exhibit 10.26 to the Company's Annual Report for the period ended December 31, 2011, on Form 10-K (File No. 1-3754), incorporated herein by reference.
10.24	Purchase and Sale Agreement, by and between Ally Financial Inc. and Royal Bank of Canada, dated October 23, 2012	Filed as Exhibit 10.20 to the Company's Annual Report for the period ended December 31, 2012, on Form 10-K (File No. 1-3754), incorporated herein by reference.

Ally Financial Inc. • Form 10-K

Exhibit	Description	Method of Filing
10.25
Amended and Restated Purchase and Sale Agreement, by and among Ally Financial Inc., General Motors Financial Company, Inc., and General Motors Company, dated November 21, 2012, as amended and restated as of February 22, 2013
Filed as Exhibit 10.21 to the Company's Annual Report for the period ended December 31, 2012, on Form 10-K (File No. 1-3754), incorporated herein by reference.
10.26	Share Transfer Agreement, by and between Ally Financial Inc. and General Motors Financial Company, Inc., dated November 21, 2012	Filed as Exhibit 10.22 to the Company's Annual Report for the period ended December 31, 2012, on Form 10-K (File No. 1-3754), incorporated herein by reference.
10.27	Consent Judgment, dated March 12, 2012	Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated as of March 12, 2012 (File No. 1-3754), incorporated herein by reference.
10.27	Plan Support Agreement	Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q dated as of August 2, 2013 (File No. 1-3754) incorporated herein by reference.
10.28	Form of Investment Agreement	Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated as of August 20, 2013 (File No. 1-3754) incorporated herein by reference.
10.29	Agreement in Respect of Securities Repurchase and Share Adjustment Provision By and Between the United States Department of the Treasury and Ally Financial Inc. dated as of August 19, 2013	Filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated as of August 20, 2013 (File No. 1-3754) incorporated herein by reference.
10.30	Relinquishment Agreement, each dated August 19, 2013, among Ally Financial Inc. and each of FIM Holdings LLC and United States Department of The Treasury	Filed as Exhibit 10.3 to the Company's Current Report on Form 8-K dated as of August 20, 2013 (File No. 1-3754) incorporated herein by reference.
10.31	Stockholders Agreement among Ally Financial Inc., FIM Holdings LLC and United States Department of the Treasury dated as of August 19, 2013	Filed as Exhibit 10.4 to the Company's Current Report on Form 8-K dated as of August 20, 2013 (File No. 1-3754) incorporated herein by reference.
10.32	Form of Investment No. 1 to Investment Agreement	Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated as of November 15, 2013 (File No. 1-3754) incorporated herein by reference.
10.33	Tax Asset Protection Plan dated as of January 10, 2014 between Ally Financial Inc. and Computershare Trust Company, N.A., as Rights Agent	Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated as of January 13, 2014 (File No. 1-3754) incorporated herein by reference
10.34	Consent Order, dated December 23, 2013 (Department of Justice)	Filed herewith.
10.35	Consent Order, dated December 19, 2013 (Consumer Financial Protection Bureau)	Filed herewith.
10.36	Stipulation and Consent to the Issuance of a Consent Order, dated December 19, 2013 (Consumer Financial Protection Bureau)	Filed herewith.
12	Computation of Ratio of Earnings to Fixed Charges	Filed herewith.
21	Ally Financial Inc. Subsidiaries as of December 31, 2013	Filed herewith.
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith.
99	Certification of Principal Executive Officer and Principal Financial Officer, as required pursuant to the TARP Standards for Compensation and Corporate Governance; 31 CFR Part 30, Section 30.15	Filed herewith.
101	Interactive Data File	Filed herewith.

*	Certain confidential portions have been omitted pursuant to a confidential treatment request which has been separately filed with the Securities and Exchange Commission.

Signatures
Ally Financial Inc. • Form 10-K

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 3rd day of March, 2014.

Ally Financial Inc.
(Registrant)

/S/ MICHAEL A. CARPENTER
Michael A. Carpenter
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, this 3rd day of March, 2014.

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

/S/ BRIAN P. MACDONALD
Brian P. MacDonald Director

/S/ MARJORIE MAGNER
Marjorie Magner Director

/S/ HENRY S. MILLER
Henry S. Miller Director

/S/ MATHEW PENDO
Mathew Pendo Director