Form 10-Q
period 2014-03-31
Ally Financial Inc.
filed 2014-05-01
CIK 40729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014, or

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
Yes ☐                    No ☑
At April 30, 2014, the number of shares outstanding of the Registrant’s common stock was 479,767,540 shares.

INDEX
Ally Financial Inc. • Form 10-Q

Table of Contents	PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statement of Comprehensive Income (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended March 31,
($ in millions)	2014	2013
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$1,107	$1,135
Interest on loans held-for-sale	—	16
Interest and dividends on available-for-sale investment securities	95	68
Interest-bearing cash	3	3
Operating leases	870	734
Total financing revenue and other interest income	2,075	1,956
Interest expense
Interest on deposits	163	164
Interest on short-term borrowings	15	16
Interest on long-term debt	534	701
Total interest expense	712	881
Depreciation expense on operating lease assets	542	435
Net financing revenue	821	640
Other revenue
Servicing fees	9	82
Servicing asset valuation and hedge activities, net	—	(201)
Total servicing income (loss), net	9	(119)
Insurance premiums and service revenue earned	241	259
Gain on mortgage and automotive loans, net	—	38
Loss on extinguishment of debt	(39)	—
Other gain on investments, net	43	51
Other income, net of losses	67	157
Total other revenue	321	386
Total net revenue	1,142	1,026
Provision for loan losses	137	131
Noninterest expense
Compensation and benefits expense	254	285
Insurance losses and loss adjustment expenses	68	115
Other operating expenses	391	558
Total noninterest expense	713	958
Income (loss) from continuing operations before income tax expense (benefit)	292	(63)
Income tax expense (benefit) from continuing operations	94	(123)
Net income from continuing operations	198	60
Income from discontinued operations, net of tax	29	1,033
Net income	227	1,093
Other comprehensive income (loss), net of tax	92	(317)
Comprehensive income	$319	$776
Statement continues on the next page.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Comprehensive Income (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended March 31,
($ in millions, except per share data)	2014	2013
Net income attributable to common shareholders
Net income from continuing operations	$198	$60
Preferred stock dividends — U.S. Department of the Treasury	—	(133)
Preferred stock dividends	(68)	(67)
Net income (loss) from continuing operations attributable to common shareholders	130	(140)
Income from discontinued operations, net of tax	29	1,033
Net income attributable to common shareholders	$159	$893
Basic weighted-average common shares outstanding	479,767,540	412,600,700
Diluted weighted-average common shares outstanding (a)	479,767,540	412,600,700
Basic earnings per common share
Net income (loss) from continuing operations	$0.27	$(0.34)
Income from discontinued operations, net of tax	0.06	2.50
Net income	$0.33	$2.16
Diluted earnings per common share (a)
Net income (loss) from continuing operations	$0.27	$(0.34)
Income from discontinued operations, net of tax	0.06	2.50
Net income	$0.33	$2.16

(a)
Due to the antidilutive effect of converting the Fixed Rate Cumulative Mandatorily Convertible Preferred Stock into common shares for the three months ended March 31, 2013 and the net loss from continuing operations attributable to common shareholders for the three months ended March 31, 2013, net income (loss) from continuing operations attributable to common shareholders and basic weighted-average common shares outstanding were used to calculate basic and diluted earnings per share.

The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Balance Sheet (unaudited)
Ally Financial Inc. • Form 10-Q

($ in millions, except share data)	March 31, 2014	December 31, 2013
Assets
Cash and cash equivalents
Noninterest-bearing	$1,342	$1,315
Interest-bearing	4,551	4,216
Total cash and cash equivalents	5,893	5,531
Investment securities	16,327	17,083
Loans held-for-sale, net ($3 and $16 fair value-elected)	43	35
Finance receivables and loans, net
Finance receivables and loans, net ($12 and $1 fair value-elected)	99,624	100,328
Allowance for loan losses	(1,192)	(1,208)
Total finance receivables and loans, net	98,432	99,120
Investment in operating leases, net	18,187	17,680
Premiums receivable and other insurance assets	1,639	1,613
Other assets	7,390	9,589
Assets of operations held-for-sale	541	516
Total assets	$148,452	$151,167
Liabilities
Deposit liabilities
Noninterest-bearing	$71	$60
Interest-bearing	55,296	53,290
Total deposit liabilities	55,367	53,350
Short-term borrowings	5,163	8,545
Long-term debt	68,295	69,465
Interest payable	893	888
Unearned insurance premiums and service revenue	2,312	2,314
Accrued expenses and other liabilities	1,963	2,397
Total liabilities	133,993	136,959
Equity
Common stock and paid-in capital ($0.01 par value, shares authorized 479,811,490; issued and outstanding 479,767,540)	20,939	20,939
Preferred stock	1,255	1,255
Accumulated deficit	(7,551)	(7,710)
Accumulated other comprehensive loss	(184)	(276)
Total equity	14,459	14,208
Total liabilities and equity	$148,452	$151,167
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

($ in millions)	March 31, 2014	December 31, 2013
Assets
Finance receivables and loans, net
Finance receivables and loans, net	$31,849	$32,265
Allowance for loan losses	(192)	(174)
Total finance receivables and loans, net	31,657	32,091
Investment in operating leases, net	7,036	4,620
Other assets	1,857	3,436
Total assets	$40,550	$40,147
Liabilities
Short-term borrowings	$250	$250
Long-term debt	25,160	24,147
Accrued expenses and other liabilities	39	43
Total liabilities	$25,449	$24,440
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Changes in Equity (unaudited)
Ally Financial Inc. • Form 10-Q

($ in millions)	Common stock and paid-in capital	Mandatorily convertible preferred stock held by U.S. Department of the Treasury	Preferred stock	Accumulated deficit	Accumulated other comprehensive income (loss)	Total equity
Balance at January 1, 2013	$19,668	$5,685	$1,255	$(7,021)	$311	$19,898
Net income				1,093		1,093
Preferred stock dividends — U.S. Department of the Treasury				(133)		(133)
Preferred stock dividends				(67)		(67)
Other comprehensive loss, net of tax					(317)	(317)
Balance at March 31, 2013	$19,668	$5,685	$1,255	$(6,128)	$(6)	$20,474
Balance at January 1, 2014	$20,939	$—	$1,255	$(7,710)	$(276)	$14,208
Net income				227		227
Preferred stock dividends				(68)		(68)
Other comprehensive income, net of tax					92	92
Balance at March 31, 2014	$20,939	$—	$1,255	$(7,551)	$(184)	$14,459
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Cash Flows (unaudited)
Ally Financial Inc. • Form 10-Q

Three months ended March 31, ($ in millions)	2014	2013
Operating activities
Net income	$227	$1,093
Reconciliation of net income to net cash provided by operating activities
Depreciation and amortization	738	657
Changes in fair value of mortgage servicing rights	—	90
Provision for loan losses	137	158
Gain on sale of loans, net	—	(38)
Net gain on investment securities	(43)	(53)
Loss on extinguishment of debt	39	—
Originations and purchases of loans held-for-sale	—	(5,759)
Proceeds from sales and repayments of loans held-for-sale	13	7,481
Impairment and settlement related to Residential Capital, LLC	(26)	—
Gain on sale of subsidiaries, net	—	(888)
Net change in
Deferred income taxes	68	(116)
Interest payable	5	44
Other assets	191	1,329
Other liabilities	(368)	(1,259)
Other, net	(49)	(485)
Net cash provided by operating activities	932	2,254
Investing activities
Purchases of available-for-sale securities	(907)	(4,626)
Proceeds from sales of available-for-sale securities	1,354	1,543
Proceeds from maturities and repayment of available-for-sale securities	592	1,604
Net decrease (increase) in finance receivables and loans	492	(42)
Purchases of operating lease assets	(2,360)	(2,352)
Disposals of operating lease assets	1,285	641
Proceeds from sale of business units, net (a)	—	2,829
Net change in restricted cash	1,580	1,067
Other, net	111	41
Net cash provided by investing activities	2,147	705
Statement continues on the next page.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Cash Flows (unaudited)
Ally Financial Inc. • Form 10-Q

Three months ended March 31, ($ in millions)	2014	2013
Financing activities
Net change in short-term borrowings	(3,384)	518
Net increase in deposits	2,017	2,360
Proceeds from issuance of long-term debt	9,402	4,253
Repayments of long-term debt	(10,683)	(11,445)
Dividends paid	(68)	(200)
Net cash used in financing activities	(2,716)	(4,514)
Effect of exchange-rate changes on cash and cash equivalents	(1)	67
Net increase (decrease) in cash and cash equivalents	362	(1,488)
Adjustment for change in cash and cash equivalents of operations held-for-sale (a) (b)	—	1,412
Cash and cash equivalents at beginning of year	5,531	7,513
Cash and cash equivalents at March 31,	$5,893	$7,437
Supplemental disclosures
Cash paid for
Interest	$664	$1,026
Income taxes	(6)	37
Other disclosures
Proceeds from sales and repayments of mortgage loans held-for-investment originally designated as held-for-sale	7	10

(a)	The amount at March 31, 2013, is net of cash and cash equivalents of $905 million of business units at the time of disposition.

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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

1.    Description of Business, Basis of Presentation, and Changes in Significant Accounting Policies
Ally Financial Inc. (formerly GMAC Inc. and referred to herein as Ally, we, our, or us) is a leading, independent, diversified, financial services firm. Founded in 1919, we are a leading automotive financial services company with over 90 years of experience, providing a broad array of financial products and services to automotive dealers and their customers. We operate as a financial holding company and a bank holding company. Our banking subsidiary, Ally Bank, is an indirect wholly owned subsidiary of Ally Financial Inc. and a leading franchise in the growing direct (internet, telephone, mobile, and mail) banking market.
Our accounting and reporting policies conform to accounting principles generally accepted in the United States of America (GAAP). Additionally, where applicable, the policies conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and that affect income and expenses during the reporting period. In developing the estimates and assumptions, management uses all available evidence; however, actual results could differ.
The Condensed Consolidated Financial Statements at March 31, 2014, and for the three months ended March 31, 2014, and 2013, are unaudited but reflect all adjustments that are, in management’s opinion, necessary for the fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements (and the related notes) included in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed on March 3, 2014, with the U.S. Securities and Exchange Commission (SEC).
Initial Public Offering of Common Stock, Stock Split, and Changes in Number of Shares Authorized
In April 2014, we completed an initial public offering (IPO) of 95 million shares of common stock at $25 per share. Proceeds from the offering amounted to $2.4 billion, which were obtained by the U.S. Department of the Treasury (Treasury) as the single selling stockholder. In connection with the IPO, we effected a 310-for-one stock split on shares of our common stock, $0.01 par value per share. Accordingly, all references in the Condensed Consolidated Financial Statements to share and per share amounts relating to common stock have been adjusted, on a retroactive basis, to recognize the 310-for-one stock split. In addition, on April 9, 2014, we increased the number of shares authorized for issuance of common stock to 1.1 billion and decreased the number of shares authorized for issuance of Series A Preferred Stock to approximately 41 million. The changes in the number of shares authorized will be reflected in the Condensed Consolidated Financial Statements in future reporting periods.
Significant Accounting Policies
Income Taxes
In calculating the provision for interim income taxes, in accordance with Accounting Standards Codification (ASC) 740, Income Taxes, we apply an estimated annual effective tax rate to year-to-date ordinary income. At the end of each interim period, we estimate the effective tax rate expected to be applicable for the full fiscal year. This method differs from that described in Note 1 to the Consolidated Financial Statements in our 2013 Annual Report on Form 10-K, which describes our annual significant income tax accounting policy and related methodology.
Recently Adopted Accounting Standards
Liabilities — Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (ASU 2013-04)
As of January 1, 2014, we adopted ASU 2013-04. The guidance within the ASU requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the following: (a) The amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. The amendments were effective retrospectively for all arrangements within its scope. It further requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The adoption of this guidance did not have a material effect on our consolidated financial condition or results of operations.
Foreign Currency Matters — Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (ASU 2013-05)
As of January 1, 2014, we adopted ASU 2013-05. The guidance within the ASU closes diversity in practice in this area and requires a reporting entity that ceases to have a controlling financial interest, in a subsidiary or group of assets or a business, within a foreign entity to release any related Cumulative Translation Adjustment (CTA) into net income. The CTA should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity. For an equity method investment that is a foreign entity, a pro rata portion of the CTA should be released into net income upon a partial sale of such an investment. This ASU further clarifies that the sale of an investment in a foreign entity includes both events that result in the loss of a controlling financial interest in a foreign entity, irrespective of any retained investment, and events that result in step acquisition under which an acquirer obtains control of an acquiree in which it held an equity interest immediately before the acquisition date. Under these circumstances, the CTA should be released into net income upon their occurrence. The amendments are to be applied prospectively for all transactions within its scope. Since the guidance is

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

prospective and we have previously sold or exited substantially all of our international businesses and released the related CTA upon those dispositions, the implementation will not have a material effect on our consolidated financial condition or results of operations.
Income Taxes — Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11)
As of January 1, 2014, we adopted ASU 2013-11. The guidance within the ASU closes diversity in practice and requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The guidance further includes an exception that if a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available to settle any additional income taxes that would result from the disallowance of a tax position at the reporting date or the tax law of the applicable jurisdiction does not require the entity to use them and the entity does not intend to use them, the unrecognized tax benefit for such purpose should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments are to be applied prospectively to all unrecognized tax benefits that exist at the effective date. The adoption of this guidance did not have a material effect to our consolidated financial condition or results of operations.
Investments — Accounting for Investments in Qualified Affordable Housing Projects (ASU 2014-01)
As of January 1, 2014, we adopted ASU 2014-01. The amendments in this ASU allow an entity to make an accounting policy election to account for investments in qualified affordable housing projects using a proportional amortization method, if certain conditions are met. Under the election, the entity would amortize the initial cost of the investment in proportion to the tax credits and other benefits received while recognizing the net investment performance in the statement of comprehensive income as a component of income tax expense. The amendments are to be applied retrospectively to all periods presented. We have elected to utilize the proportional amortization method for qualifying affordable housing investments and therefore will be presenting the amortization and tax impacts of such investments as a component income tax expense under the proportional amortization method. The adoption of this guidance did not have a material effect to our consolidated financial condition or results of operations.
Recently Issued Accounting Standards
Receivables — Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (ASU 2014-04)
In January 2014, the FASB issued ASU 2014-04. The amendments in this ASU clarify the timing for which an entity should reclassify a loan that has been foreclosed or where an in substance repossession has occurred to real estate owned. The guidance requires such reclassification to occur when the entity obtains legal title upon completion of foreclosure or the borrower conveys all interest in the residential real estate property to the entity to satisfy the loan through completion of a deed in lieu of foreclosure or similar legal agreement. In addition, the ASU clarifies that redemption rights of the borrower should be ignored for purposes of determining whether legal title has transferred. The amendments are effective for us beginning on January 1, 2015. The amendments can be applied using either a modified retrospective or prospective basis. Under the modified retrospective approach, the entity should record a cumulative-effect adjustment to residential consumer mortgage loans and residential real estate owned as of the beginning of the annual period for which the amendments are effective. Early adoption is permitted. Management is assessing the impact of the adoption of this guidance.
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
Select Automotive Finance Operations
During the fourth quarter of 2012, we committed to sell our automotive finance operations in Europe and Latin America to General Motors Financial Company, Inc. (GM Financial). On the same date, we entered into an agreement with GM Financial to acquire our 40% interest in a motor vehicle finance joint venture in China. During the second quarter of 2013, we completed the sale of our operations in Europe and the majority of Latin America. The transaction included European operations in Germany, the United Kingdom, Italy, Sweden, Switzerland, Austria, Belgium, France and the Netherlands, and Latin American operations in Mexico, Chile, and Colombia. On October 1,

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

2013, we completed the sale of the remaining Latin American operations in Brazil. We expect to complete the sale of the joint venture in China during 2014. If required regulatory approvals related to this sale are not received by July 1, 2014, subject to certain limited exceptions, and if this date is not extended, either party would have the right to terminate the sale.
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

	Three months ended March 31,
($ in millions)	2014	2013
Select Mortgage operations
Total net revenue	$—	$—
Pretax loss including direct costs to transact a sale (a) (b)	(2)	(20)
Tax expense (c)	—	16
Select Insurance operations
Total net revenue	$—	$148
Pretax income including direct costs to transact a sale (a)	—	28
Tax expense (c)	—	1
Select Automotive Finance operations
Total net revenue	$33	$286
Pretax income including direct costs to transact a sale (a)	30	1,042
Tax benefit (c)	(1)	(1)
Select Corporate and Other operations
Total net revenue	$—	$—
Pretax loss	—	(1)
Tax expense	—	—

(a)	Includes certain treasury and other corporate activity recognized by Corporate and Other.

(b)	Includes the results of ResCap.

(c)	Includes certain income tax activity recognized by Corporate and Other.
Held-for-sale Operations
The assets of operations held-for-sale are summarized below.

March 31, 2014 ($ in millions)	Select Automotive Finance operations (a)
Assets
Other assets	$541
Total assets	$541
December 31, 2013
Assets
Other assets	$516
Total assets	$516

(a)	Includes our joint venture in China that is being sold to GM Financial.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

3.     Other Income, Net of Losses
Details of other income, net of losses, were as follows.

	Three months ended March 31,
($ in millions)	2014	2013
Remarketing fees	$28	$20
Late charges and other administrative fees	23	23
Mortgage processing fees and other mortgage income	—	79
Other, net	16	35
Total other income, net of losses	$67	$157
4.     Other Operating Expenses
Details of other operating expenses were as follows.

	Three months ended March 31,
($ in millions)	2014	2013
Insurance commissions	$90	$92
Technology and communications	85	71
Advertising and marketing	29	35
Lease and loan administration	28	81
Professional services	28	48
Regulatory and licensing fees	27	33
Premises and equipment depreciation	19	20
Vehicle remarketing and repossession	18	14
Occupancy	11	11
State and local non-income taxes	10	10
Mortgage representation and warranty obligation, net	1	83
Other	45	60
Total other operating expenses	$391	$558

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

5.     Investment Securities
Our portfolio of securities includes bonds, equity securities, asset- and mortgage-backed securities, interests in securitization trusts, and other investments. The cost, fair value, and gross unrealized gains and losses on available-for-sale securities were as follows.

	March 31, 2014				December 31, 2013
	Amortized cost	Gross unrealized		Fair value	Amortized cost	Gross unrealized		Fair value
($ in millions)		gains	losses			gains	losses
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$1,293	$1	$(46)	$1,248	$1,495	$1	$(69)	$1,427
U.S. States and political subdivisions	331	7	—	338	316	—	(1)	315
Foreign government	275	6	(1)	280	287	4	(3)	288
Mortgage-backed residential (a)	10,475	54	(285)	10,244	11,131	49	(398)	10,782
Mortgage-backed commercial	61	1	—	62	39	—	—	39
Asset-backed	2,121	15	(2)	2,134	2,207	15	(3)	2,219
Corporate debt	1,055	30	(2)	1,083	1,052	23	(6)	1,069
Total debt securities	15,611	114	(336)	15,389	16,527	92	(480)	16,139
Equity securities	915	46	(23)	938	898	74	(28)	944
Total available-for-sale securities (b)	$16,526	$160	$(359)	$16,327	$17,425	$166	$(508)	$17,083

(a)	Residential mortgage-backed securities include agency-backed bonds totaling $7,647 million and $8,266 million at March 31, 2014, and December 31, 2013, respectively.

(b)
Certain entities related to our Insurance operations are required to deposit securities with state regulatory authorities. These deposited securities totaled $15 million and $15 million at March 31, 2014, and December 31, 2013, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The maturity distribution of available-for-sale debt securities outstanding is summarized in the following tables. Prepayments may cause actual maturities to differ from scheduled maturities.

	Total		Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years (a)
($ in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
March 31, 2014
Fair value of available-for-sale debt securities (b)
U.S. Treasury and federal agencies	$1,248	1.3%	$9	3.0%	$573	1.2%	$666	1.4%	$—	—%
U.S. States and political subdivisions	338	3.4	42	1.9	10	1.2	103	2.7	183	4.3
Foreign government	280	2.8	29	2.9	90	2.5	160	3.0	1	2.8
Mortgage-backed residential	10,244	2.7	—	—	80	2.1	—	3.4	10,164	2.7
Mortgage-backed commercial	62	1.3	—	—	—	—	—	—	62	1.3
Asset-backed	2,134	2.0	76	2.4	1,456	1.9	432	2.0	170	2.6
Corporate debt	1,083	4.2	27	3.2	533	3.1	454	5.2	69	5.8
Total available-for-sale debt securities	$15,389	2.6	$183	2.5	$2,742	1.9	$1,815	2.6	$10,649	2.7
Amortized cost of available-for-sale debt securities	$15,611		$182		$2,729		$1,828		$10,872
December 31, 2013
Fair value of available-for-sale debt securities (b)
U.S. Treasury and federal agencies	$1,427	1.3%	$9	3.0%	$766	1.2%	$652	1.3%	$—	—%
U.S. States and political subdivisions	315	3.3	39	1.3	10	0.6	102	2.6	164	4.3
Foreign government	288	2.7	18	2.7	105	2.4	164	2.9	1	2.7
Mortgage-backed residential	10,782	2.7	—	—	90	2.1	3	4.2	10,689	2.7
Mortgage-backed commercial	39	1.3	—	—	—	—	—	—	39	1.3
Asset-backed	2,219	2.0	76	2.4	1,483	1.9	491	1.9	169	2.7
Corporate debt	1,069	4.1	24	3.4	547	3.0	430	5.3	68	5.7
Total available-for-sale debt securities	$16,139	2.5	$166	2.3	$3,001	1.9	$1,842	2.5	$11,130	2.7
Amortized cost of available-for-sale debt securities	$16,527		$165		$3,000		$1,882		$11,480

(a)	Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment options.

(b)	Yields on tax-exempt obligations are computed on a tax-equivalent basis.
The balances of cash equivalents were $2.0 billion and $2.4 billion at March 31, 2014, and December 31, 2013, respectively, and were composed primarily of money market accounts and short-term securities, including U.S. Treasury bills.
The following table presents gross gains and losses realized upon the sales of available-for-sale securities and other-than-temporary impairment.

	Three months ended March 31,
($ in millions)	2014	2013
Gross realized gains	$60	$70
Gross realized losses	(7)	(11)
Other-than-temporary impairment	(10)	(8)
Other gain on investments, net	$43	$51

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents interest and dividends on available-for-sale securities.

	Three months ended March 31,
($ in millions)	2014	2013
Taxable interest	$86	$63
Taxable dividends	5	5
Interest and dividends exempt from U.S. federal income tax	4	—
Interest and dividends on available-for-sale securities	$95	$68
Certain available-for-sale securities were sold at a loss in 2014 and 2013 as a result of market conditions within these respective periods (e.g., change in market interest rates or a downgrade in the rating of a debt security). The table below summarizes available-for-sale securities in an unrealized loss position in accumulated other comprehensive income. Based on the methodology described below that was applied to these securities, we believe that the unrealized losses relate to factors other than credit losses in the current market environment. As of March 31, 2014, we did not have the intent to sell the debt securities with an unrealized loss position in accumulated other comprehensive income, and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. As of March 31, 2014, we had the ability and intent to hold equity securities with an unrealized loss position in accumulated other comprehensive income, and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. As a result, we believe that the securities with an unrealized loss position in accumulated other comprehensive income are not considered to be other-than-temporarily impaired at March 31, 2014. Refer to Note 1 to the Consolidated Financial Statements in our 2013 Annual Report on Form 10-K for additional information related to investment securities and our methodology for evaluating potential other-than-temporary impairments.

	March 31, 2014				December 31, 2013
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
($ in millions)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$1,227	$(46)	$—	$—	$1,405	$(69)	$—	$—
U.S. States and political subdivisions	24	—	—	—	212	(1)	—	—
Foreign government	40	(1)	—	—	114	(3)	—	—
Mortgage-backed	6,886	(263)	247	(22)	7,503	(388)	100	(10)
Asset-backed	387	(2)	—	—	407	(3)	1	—
Corporate debt	148	(2)	5	—	310	(6)	3	—
Total temporarily impaired debt securities	8,712	(314)	252	(22)	9,951	(470)	104	(10)
Temporarily impaired equity securities	280	(17)	57	(6)	167	(12)	100	(16)
Total temporarily impaired available-for-sale securities	$8,992	$(331)	$309	$(28)	$10,118	$(482)	$204	$(26)

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

6.     Finance Receivables and Loans, Net
The composition of finance receivables and loans, net, reported at carrying value before allowance for loan losses was as follows.

($ in millions)	March 31, 2014	December 31, 2013
Consumer automobile (a)	$56,775	$56,417
Consumer mortgage (b)(c)	8,138	8,444
Commercial
Commercial and industrial
Automobile	30,062	30,948
Other	1,727	1,664
Commercial Real Estate — Automobile	2,922	2,855
Total commercial	34,711	35,467
Total finance receivables and loans (d)	$99,624	$100,328

(a)
Includes $12 million and $1 million of fair value adjustment for loans in hedge accounting relationships at March 31, 2014, and December 31, 2013, respectively. Refer to Note 19 for additional information.

(b)
Includes interest-only mortgage loans of $1.4 billion and $1.5 billion at March 31, 2014, and December 31, 2013, respectively, the majority of which are expected to start principal amortization in 2015 or beyond.

(c)	Includes consumer mortgages at a fair value of $1 million at both March 31, 2014, and December 31, 2013, as a result of fair value option election.

(d)	Totals are net of unearned income, unamortized premiums and discounts, and deferred fees and costs of $504 million and $595 million at March 31, 2014, and December 31, 2013, respectively.
The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans.

Three months ended March 31, 2014 ($ in millions)	Consumer automobile	Consumer mortgage	Commercial	Total
Allowance at January 1, 2014	$673	$389	$146	$1,208
Charge-offs	(180)	(15)	(1)	(196)
Recoveries	59	3	1	63
Net charge-offs	(121)	(12)	—	(133)
Provision for loan losses	163	(23)	(3)	137
Other	—	(21)	1	(20)
Allowance at March 31, 2014	$715	$333	$144	$1,192
Allowance for loan losses
Individually evaluated for impairment	$23	$200	$25	$248
Collectively evaluated for impairment	692	133	119	944
Loans acquired with deteriorated credit quality	—	—	—	—
Finance receivables and loans at historical cost
Ending balance	56,775	8,137	34,711	99,623
Individually evaluated for impairment	290	935	173	1,398
Collectively evaluated for impairment	56,480	7,202	34,538	98,220
Loans acquired with deteriorated credit quality	5	—	—	5

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Three months ended March 31, 2013 ($ in millions)	Consumer automobile	Consumer mortgage	Commercial	Total
Allowance at January 1, 2013	$575	$452	$143	$1,170
Charge-offs	(142)	(24)	(1)	(167)
Recoveries	49	3	1	53
Net charge-offs	(93)	(21)	—	(114)
Provision for loan losses	107	20	4	131
Other	10	—	—	10
Allowance at March 31, 2013	$599	$451	$147	$1,197
Allowance for loan losses
Individually evaluated for impairment	$22	$209	$28	$259
Collectively evaluated for impairment	575	242	119	936
Loans acquired with deteriorated credit quality	2	—	—	2
Finance receivables and loans at historical cost
Ending balance	55,014	9,672	34,437	99,123
Individually evaluated for impairment	270	933	1,397	2,600
Collectively evaluated for impairment	54,722	8,739	33,040	96,501
Loans acquired with deteriorated credit quality	22	—	—	22
The following table presents information about significant sales of finance receivables and loans recorded at historical cost and transfers of finance receivables and loans from held-for-investment to held-for-sale.

	Three months ended March 31,
($ in millions)	2014	2013
Consumer mortgage	$40	$—
Commercial	—	18
Total sales and transfers	$40	$18

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents an analysis of our past due finance receivables and loans, net, recorded at historical cost reported at carrying value before allowance for loan losses.

($ in millions)	30-59 days past due	60-89 days past due	90 days or more past due	Total past due	Current	Total finance receivables and loans
March 31, 2014
Consumer automobile	$806	$163	$138	$1,107	$55,668	$56,775
Consumer mortgage	59	26	115	200	7,937	8,137
Commercial
Commercial and industrial
Automobile	—	—	49	49	30,013	30,062
Other	—	—	—	—	1,727	1,727
Commercial real estate — Automobile	—	—	5	5	2,917	2,922
Total commercial	—	—	54	54	34,657	34,711
Total consumer and commercial	$865	$189	$307	$1,361	$98,262	$99,623
December 31, 2013
Consumer automobile	$1,145	$255	$157	$1,557	$54,860	$56,417
Consumer mortgage	82	31	124	237	8,206	8,443
Commercial
Commercial and industrial
Automobile	—	—	36	36	30,912	30,948
Other	—	—	—	—	1,664	1,664
Commercial real estate — Automobile	—	—	6	6	2,849	2,855
Total commercial	—	—	42	42	35,425	35,467
Total consumer and commercial	$1,227	$286	$323	$1,836	$98,491	$100,327
The following table presents the carrying value before allowance for loan losses of our finance receivables and loans recorded at historical cost on nonaccrual status.

($ in millions)	March 31, 2014	December 31, 2013
Consumer automobile	$329	$329
Consumer mortgage	208	192
Commercial
Commercial and industrial
Automobile	92	116
Other	73	74
Commercial real estate — Automobile	8	14
Total commercial	173	204
Total consumer and commercial finance receivables and loans	$710	$725
Management performs a quarterly analysis of the consumer automobile, consumer mortgage, and commercial portfolios using a range of credit quality indicators to assess the adequacy of the allowance for loan losses based on historical and current trends. The tables below present the population of loans by quality indicators for our consumer automobile, consumer mortgage, and commercial portfolios.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents performing and nonperforming credit quality indicators in accordance with our internal accounting policies for our consumer finance receivables and loans recorded at historical cost reported at carrying value before allowance for loan losses. Nonperforming loans include finance receivables and loans on nonaccrual status when the principal or interest has been delinquent for 90 days or when full collection is determined not to be probable. Refer to Note 1 to the Consolidated Financial Statements in our 2013 Annual Report on Form 10-K for additional information.

	March 31, 2014			December 31, 2013
($ in millions)	Performing	Nonperforming	Total	Performing	Nonperforming	Total
Consumer automobile	$56,446	$329	$56,775	$56,088	$329	$56,417
Consumer mortgage	7,929	208	8,137	8,251	192	8,443
The following table presents pass and criticized credit quality indicators based on regulatory definitions for our commercial finance receivables and loans recorded at historical cost reported at carrying value before allowance for loan losses.

	March 31, 2014			December 31, 2013
($ in millions)	Pass	Criticized (a)	Total	Pass	Criticized (a)	Total
Commercial
Commercial and industrial
Automobile	$28,475	$1,587	$30,062	$29,194	$1,754	$30,948
Other	1,439	288	1,727	1,388	276	1,664
Commercial real estate — Automobile	2,822	100	2,922	2,770	85	2,855
Total commercial	$32,736	$1,975	$34,711	$33,352	$2,115	$35,467

(a)
Includes loans classified as special mention, substandard, or doubtful. These classifications are based on regulatory definitions and generally represent loans within our portfolio that have a higher default risk or have already defaulted.

Impaired Loans and Troubled Debt Restructurings
Impaired Loans
Loans are considered impaired when we determine it is probable that we will be unable to collect all amounts due according to the terms of the loan agreement. For more information on our impaired finance receivables and loans, refer to Note 1 to the Consolidated Financial Statements in our 2013 Annual Report on Form 10-K.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents information about our impaired finance receivables and loans recorded at historical cost.

($ in millions)	Unpaid principal balance	Carrying value before allowance	Impaired with no allowance	Impaired with an allowance	Allowance for impaired loans
March 31, 2014
Consumer automobile	$290	$290	$—	$290	$23
Consumer mortgage	940	935	127	808	200
Commercial
Commercial and industrial
Automobile	92	92	57	35	6
Other	73	73	—	73	19
Commercial real estate — Automobile	8	8	7	1	—
Total commercial	173	173	64	109	25
Total consumer and commercial finance receivables and loans	$1,403	$1,398	$191	$1,207	$248
December 31, 2013
Consumer automobile	$281	$281	$—	$281	$23
Consumer mortgage	924	919	128	791	199
Commercial
Commercial and industrial
Automobile	116	116	57	59	7
Other	74	74	—	74	16
Commercial real estate — Automobile	14	14	9	5	3
Total commercial	204	204	66	138	26
Total consumer and commercial finance receivables and loans	$1,409	$1,404	$194	$1,210	$248
The following table presents average balance and interest income for our impaired finance receivables and loans.

	2014		2013
Three months ended March 31, ($ in millions)	Average balance	Interest income	Average balance	Interest income
Consumer automobile	$294	$4	$272	$4
Consumer mortgage	928	8	879	8
Commercial
Commercial and industrial
Automobile	104	1	157	2
Other	74	—	57	—
Commercial real estate — Automobile	11	—	38	—
Total commercial	189	1	252	2
Total consumer and commercial finance receivables and loans	$1,411	$13	$1,403	$14
Troubled Debt Restructurings
Troubled Debt Restructurings (TDRs) are loan modifications where concessions were granted to borrowers experiencing financial difficulties. Numerous initiatives are in place to provide support to our mortgage customers in financial distress, including principal forgiveness, maturity extensions, delinquent interest capitalization, and changes to contractual interest rates. Additionally for automobile loans, we may offer several types of assistance to aid our customers, including extension of the loan maturity date and rewriting the loan terms. Total TDRs recorded at historical cost and reported at carrying value before allowance for loan losses were $1.3 billion at both March 31, 2014, and December 31, 2013. Refer to Note 1 to the Consolidated Financial Statements in our 2013 Annual Report on Form 10-K for additional information.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table presents information related to finance receivables and loans recorded at historical cost modified in connection with a TDR during the period.

	2014			2013
Three months ended March 31, ($ in millions)	Number of loans	Pre-modification carrying value before allowance	Post-modification carrying value before allowance	Number of loans	Pre-modification carrying value before allowance	Post-modification carrying value before allowance
Consumer automobile	5,359	$84	$71	5,285	$79	$68
Consumer mortgage	218	49	45	545	169	134
Commercial
Commercial and industrial
Automobile	3	23	23	4	25	25
Other	3	48	48	1	33	31
Commercial real estate — Automobile	—	—	—	3	11	11
Total commercial	6	71	71	8	69	67
Total consumer and commercial finance receivables and loans	5,583	$204	$187	5,838	$317	$269
The following table presents information about finance receivables and loans recorded at historical cost that have redefaulted during the reporting period and were within 12 months or less of being modified as a TDR. Redefault is when finance receivables and loans meet the requirements for evaluation under our charge-off policy (Refer to Note 1 to the Consolidated Financial Statements in our 2013 Annual Report on Form 10-K for additional information) except for commercial finance receivables and loans, where redefault is defined as 90 days past due.

	2014			2013
Three months ended March 31, ($ in millions)	Number of loans	Carrying value before allowance	Charge-off amount	Number of loans	Carrying value before allowance	Charge-off amount
Consumer automobile	1,614	$20	$10	1,333	$16	$8
Consumer mortgage	2	1	—	10	2	—
Commercial
Commercial and industrial — Automobile	—	—	—	—	—	—
Commercial real estate — Automobile	—	—	—	—	—	—
Total commercial	—	—	—	—	—	—
Total consumer and commercial finance receivables and loans	1,616	$21	$10	1,343	$18	$8
At March 31, 2014, and December 31, 2013, commercial commitments to lend additional funds to debtors owing receivables whose terms had been modified in a TDR were $4 million and $26 million, respectively.
7.     Investment in Operating Leases, Net
Investments in operating leases were as follows.

($ in millions)	March 31, 2014	December 31, 2013
Vehicles and other equipment	$21,707	$21,125
Accumulated depreciation	(3,520)	(3,445)
Investment in operating leases, net	$18,187	$17,680

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Depreciation expense on operating lease assets includes remarketing gains and losses recognized on the sale of operating lease assets. The following summarizes the components of depreciation expense on operating lease assets.

	Three months ended March 31,
($ in millions)	2014	2013
Depreciation expense on operating lease assets (excluding remarketing gains)	$651	$499
Remarketing gains	(109)	(64)
Depreciation expense on operating lease assets	$542	$435
8.    Securitizations and Variable Interest Entities
Overview
We are involved in several types of securitization and financing transactions that utilize special-purpose entities (SPEs). An SPE is an entity that is designed to fulfill a specified limited need of the sponsor. Our principal use of SPEs is to obtain liquidity by securitizing certain of our financial assets and operating lease assets.
The SPEs involved in our securitization and other financing transactions are generally considered variable interest entities (VIEs). VIEs are entities that have either a total equity investment at risk that is insufficient to permit the entity to finance its activities without additional subordinated financial support or whose equity investors lack the ability to control the entity's activities.
Due to the deconsolidation of ResCap, our mortgage securitization activity and involvement with certain mortgage-related VIEs has substantially decreased. We no longer securitize consumer mortgage loans through transactions involving the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac), and the Government National Mortgage Association (Ginnie Mae) (collectively, the Government-sponsored Enterprises, or GSEs), or through private-label mortgage securitizations. Accordingly, the discussion below represents our current involvement with variable interest entities as of March 31, 2014, except where otherwise stated or where comparative information is presented.
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
Other than our customary representation and warranty provisions, these securitizations are nonrecourse to us, thereby transferring the risk of future credit losses to the extent the beneficial interests in the securitization entities are held by third parties. Representation and warranty provisions generally require us to repurchase loans or indemnify the investor or other party for incurred losses to the extent it is determined that the loans were ineligible or were otherwise defective at the time of sale. Refer to Note 25 for detail on representation and warranty provisions. We did not provide any noncontractual financial support to any of these entities during the three months ended March 31, 2014 or 2013.
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
We have involvement with various other nonconsolidated affordable housing entities and venture capital funds. We do not consolidate these entities and our involvement is limited to the capital contributed and committed to these funds.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Our involvement with consolidated and nonconsolidated VIEs in which we hold variable interests is presented below.

($ in millions)	Consolidated involvement with VIEs (a)		Assets of nonconsolidated VIEs (a)		Maximum exposure to loss in nonconsolidated VIEs
March 31, 2014
On-balance sheet variable interest entities
Consumer automobile	$21,424
Commercial automobile	18,563
Commercial other	563
Off-balance sheet variable interest entities
Consumer automobile	—		$776		$776	(b)
Commercial other	112	(c)	—	(d)	302
Total	$40,662		$776		$1,078
December 31, 2013
On-balance sheet variable interest entities
Consumer automobile	$19,072
Commercial automobile	20,511
Commercial other	564
Off-balance sheet variable interest entities
Consumer automobile	—		$899		$899	(b)
Commercial other	(24)	(c)	—	(d)	40
Total	$40,123		$899		$939

(a)	Asset values represent the current unpaid principal balance of outstanding consumer finance receivables and loans within the VIEs.

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
Cash Flows with Off-balance Sheet Variable Interest Entities
The following table summarizes cash flows received and paid related to securitization entities, asset-backed financings, or other similar transfers of financial assets where the transfer is accounted for as a sale and we have a continuing involvement with the transferred assets (e.g., servicing) that were outstanding during the three months ended March 31, 2014 and 2013. Additionally, this table contains information regarding cash flows received from and paid to nonconsolidated securitization entities that existed during each period.

Three months ended March 31, ($ in millions)	Consumer automobile	Consumer mortgage GSEs
2014
Servicing fees	$2	$—
Representations and warranties obligations	—	1
2013
Cash proceeds from transfers completed during the period	$—	$7,580
Servicing fees	4	119
Representations and warranties obligations	—	(23)
Other cash flows	—	3

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Delinquencies and Net Credit Losses
The following tables represent on-balance sheet loans held-for-sale and finance receivables and loans, off-balance sheet securitizations, and whole-loan sales where we have continuing involvement. The tables present quantitative information about delinquencies and net credit losses. Refer to Note 9 for further detail on total serviced assets.

	Total Amount		Amount 60 days or more past due
($ in millions)	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
On-balance sheet loans
Consumer automobile	$56,775	$56,417	$301	$412
Consumer mortgage	8,181	8,460	146	164
Commercial automobile	32,984	33,803	54	42
Commercial other	1,727	1,683	—	—
Total on-balance sheet loans	99,667	100,363	501	618
Off-balance sheet securitization entities
Consumer automobile	776	899	3	3
Total off-balance sheet securitization entities	776	899	3	3
Whole-loan transactions (a)	2,188	2,848	52	69
Total	$102,631	$104,110	$556	$690

(a)	Whole-loan transactions are not part of a securitization transaction, but represent consumer automobile pools of loans sold to third-party investors.

	Net credit losses
	Three months ended March 31,
($ in millions)	2014	2013
On-balance sheet loans
Consumer automobile	$121	$93
Consumer mortgage	12	21
Commercial automobile	—	1
Commercial other	—	(1)
Total on-balance sheet loans	133	114
Off-balance sheet securitization entities
Consumer automobile	—	1
Total off-balance sheet securitization entities	—	1
Whole-loan transactions	3	n/m
Total	$136	$115
n/m = not meaningful

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

9.     Servicing Activities
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

Three months ended March 31, ($ in millions)	2014	2013
Estimated fair value at January 1,	$—	$952
Additions	—	54
Changes in fair value
Due to changes in valuation inputs or assumptions used in the valuation model	—	(28)
Other changes in fair value	—	(61)
Estimated fair value at March 31,	$—	$917
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
The components of servicing valuation and hedge activities, net, were as follows.

	Three months ended March 31,
($ in millions)	2014	2013
Change in estimated fair value of mortgage servicing rights	$—	$(89)
Change in fair value of derivative financial instruments	—	(112)
Servicing asset valuation and hedge activities, net	$—	$(201)
Mortgage Servicing Fees
The components of mortgage servicing fees were as follows.

	Three months ended March 31,
($ in millions)	2014	2013
Contractual servicing fees, net of guarantee fees and including subservicing	$—	$58
Late fees	—	1
Ancillary fees	—	4
Total mortgage servicing fees	$—	$63
Automobile Finance Servicing Activities
We service consumer automobile contracts. Historically, we have sold a portion of our consumer automobile contracts. With respect to contracts we sell, we retain the right to service and earn a servicing fee for our servicing function. Typically, we conclude that the fee we are paid for servicing consumer automobile finance receivables represents adequate compensation, and consequently, we do not recognize a servicing asset or liability. We recognized automobile servicing fees of $9 million and $19 million during the three months ended March 31, 2014 and 2013, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Automobile Finance Serviced Assets
The total serviced automobile finance loans outstanding were as follows.

($ in millions)	March 31, 2014	December 31, 2013
On-balance sheet automobile finance loans and leases
Consumer automobile	$56,775	$56,417
Commercial automobile	32,984	33,803
Operating leases	18,187	17,680
Other	48	54
Off-balance sheet automobile finance loans
Loans sold to third-party investors
Securitizations	765	887
Whole-loan	2,109	2,748
Total serviced automobile finance loans and leases	$110,868	$111,589
10.     Other Assets
The components of other assets were as follows.

($ in millions)	March 31, 2014	December 31, 2013
Property and equipment at cost	$723	$709
Accumulated depreciation	(492)	(474)
Net property and equipment	231	235
Restricted cash collections for securitization trusts (a)	2,129	3,664
Deferred tax assets	1,918	2,040
Cash reserve deposits held-for-securitization trusts (b)	388	402
Other accounts receivable	350	290
Unamortized debt issuance costs	275	312
Fair value of derivative contracts in receivable position (c)	252	362
Nonmarketable equity securities	236	337
Collateral placed with counterparties	220	328
Off-lease vehicles held for sale	203	158
Restricted cash and cash equivalents	175	205
Other assets	1,013	1,256
Total other assets	$7,390	$9,589

(a)	Represents cash collections from customer payments on securitized receivables. These funds are distributed to investors as payments on the related secured debt.

(b)	Represents credit enhancement in the form of cash reserves for various securitization transactions.

(c)	For additional information on derivative instruments and hedging activities, refer to Note 19.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

11.     Deposit Liabilities
Deposit liabilities consisted of the following.

($ in millions)	March 31, 2014	December 31, 2013
Noninterest-bearing deposits	$71	$60
Interest-bearing deposits
Savings and money market checking accounts	23,535	21,210
Certificates of deposit	31,340	31,640
Dealer deposits	421	440
Total deposit liabilities	$55,367	$53,350
At March 31, 2014, and December 31, 2013, certificates of deposit included $13.2 billion and $13.1 billion, respectively, of certificates of deposit in denominations of $100 thousand or more.
12.    Short-term Borrowings
The following table presents the composition of our short-term borrowings portfolio.

	March 31, 2014			December 31, 2013
($ in millions)	Unsecured	Secured (a)	Total	Unsecured	Secured (a)	Total
Demand notes	$3,404	$—	$3,404	$3,225	$—	$3,225
Federal Home Loan Bank	—	750	750	—	3,570	3,570
Securities sold under agreements to repurchase (b)	—	759	759	—	1,500	1,500
Other (c)	—	250	250	—	250	250
Total short-term borrowings	$3,404	$1,759	$5,163	$3,225	$5,320	$8,545

(a)	Refer to Note 13 for further details on assets restricted as collateral for payment of the related debt.

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

(c)	Other relates to secured borrowings at our Commercial Finance Group at March 31, 2014 and December 31, 2013.
13.    Long-term Debt
The following table presents the composition of our long-term debt portfolio.

	March 31, 2014			December 31, 2013
($ in millions)	Unsecured	Secured	Total	Unsecured	Secured	Total
Long-term debt
Due within one year	$4,365	$11,632	$15,997	$5,321	$11,851	$17,172
Due after one year (a)	19,108	32,731	51,839	21,425	30,423	51,848
Fair value adjustment	459	—	459	445	—	445
Total long-term debt	$23,932	$44,363	$68,295	$27,191	$42,274	$69,465

(a)	Includes $2.6 billion and $2.6 billion of trust preferred securities at both March 31, 2014 and December 31, 2013, respectively.
The following table presents the scheduled remaining maturity of long-term debt, assuming no early redemptions will occur. The actual payment of secured debt may vary based on the payment activity of the related pledged assets.

Year ended December 31, ($ in millions)	2014	2015	2016	2017	2018	2019 and thereafter	Fair value adjustment	Total
Unsecured
Long-term debt	$2,511	$5,161	$1,934	$4,046	$1,278	$10,091	$459	$25,480
Original issue discount	(144)	(60)	(66)	(78)	(92)	(1,108)	—	(1,548)
Total unsecured	2,367	5,101	1,868	3,968	1,186	8,983	459	23,932
Secured
Long-term debt	8,033	12,728	10,068	7,593	3,293	2,648	—	44,363
Total long-term debt	$10,400	$17,829	$11,936	$11,561	$4,479	$11,631	$459	$68,295

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following summarizes assets restricted as collateral for the payment of the related debt obligation primarily arising from securitization transactions accounted for as secured borrowings and repurchase agreements.

	March 31, 2014		December 31, 2013
($ in millions)	Total	Ally Bank (a)	Total	Ally Bank (a)
Investment securities	$771	$771	$2,864	$2,864
Mortgage finance receivables and loans	8,247	8,247	8,524	8,524
Consumer automobile finance receivables	32,847	11,193	32,947	12,332
Commercial automobile finance receivables	21,204	20,418	21,249	21,249
Investment in operating leases, net	8,040	4,249	5,810	3,190
Other assets	563	—	563	—
Total assets restricted as collateral (b)	$71,672	$44,878	$71,957	$48,159
Secured debt (c)	$46,122	$24,351	$47,594	$27,818

(a)	Ally Bank is a component of the total column.

(b)
Ally Bank has an advance agreement with the Federal Home Loan Bank of Pittsburgh (FHLB) and had assets pledged to secure borrowings that were restricted as collateral to the FHLB totaling $11.1 billion and $12.7 billion at March 31, 2014, and December 31, 2013, respectively. These assets were composed primarily of consumer and commercial mortgage finance receivables and loans, net. Ally Bank has access to the Federal Reserve Bank Discount Window. Ally Bank had assets pledged and restricted as collateral to the Federal Reserve Bank totaling $3.0 billion and $3.2 billion at March 31, 2014, and December 31, 2013, respectively. These assets were composed of consumer automobile finance receivables and loans, net and investment in operating leases, net. Availability under these programs is only for the operations of Ally Bank and cannot be used to fund the operations or liabilities of Ally or its subsidiaries.

(c)	Includes $1.8 billion and $5.3 billion of short-term borrowings at March 31, 2014, and December 31, 2013, respectively.
Funding Facilities
We utilize both committed and other credit facilities. The amounts outstanding under our various funding facilities are included on our Condensed Consolidated Balance Sheet.
As of March 31, 2014, Ally Bank had exclusive access to $3.5 billion of funding capacity from committed credit facilities. Funding programs supported by the Federal Reserve and the FHLB, together with repurchase agreements, complement Ally Bank’s private committed facilities.
The total capacity in our committed funding facilities is provided by banks and other financial institutions through private transactions. The committed secured funding facilities can be revolving in nature and allow for additional funding during the commitment period, or they can be amortizing and not allow for any further funding after the closing date. At March 31, 2014, $22.4 billion of our $24.5 billion of committed capacity was revolving. Our revolving facilities generally have an original tenor ranging from 364 days to two years. As of March 31, 2014, we had $15.5 billion of committed funding capacity from revolving facilities with a remaining tenor greater than 364 days.
Committed Funding Facilities

	Outstanding		Unused Capacity (a)		Total Capacity
($ in millions)	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Bank funding
Secured	$2,500	$2,750	$1,000	$250	$3,500	$3,000
Parent funding
Secured (b)	16,392	15,159	4,641	6,497	21,033	21,656
Total committed facilities	$18,892	$17,909	$5,641	$6,747	$24,533	$24,656

(a)
Funding from committed secured facilities is available on request in the event excess collateral resides in certain facilities or is available to the extent incremental collateral is available and contributed to the facilities.

(b)	Includes the secured facilities of our Commercial Finance Group.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

14.    Accrued Expenses and Other Liabilities
The components of accrued expenses and other liabilities were as follows.

($ in millions)	March 31, 2014	December 31, 2013
Accounts payable	$391	$414
Employee compensation and benefits	284	437
Reserves for insurance losses and loss adjustment expenses	261	275
Fair value of derivative contracts in payable position (a)	252	317
Deferred revenue	129	122
Collateral received from counterparties	60	159
Other liabilities (b)	586	673
Total accrued expenses and other liabilities	$1,963	$2,397

(a)	For additional information on derivative instruments and hedging activities, refer to Note 19.

(b)
Included $124 million and $150 million accrual for insurance proceeds to be contributed to the ResCap estate at March 31, 2014 and December 31, 2013, respectively. The outstanding accrual at March 31, 2014, was paid in April 2014.

15.    Equity
Refer to Note 1 for additional information related to our initial public offering of common stock, stock split, and change in number of shares authorized. The following table summarizes information about our Series A and Series G preferred stock.

	March 31, 2014	December 31, 2013
Preferred stock
Series A preferred stock (a)
Carrying value ($ in millions)	$1,021	$1,021
Par value (per share)	0.01	0.01
Liquidation preference (per share)	25	25
Number of shares authorized (b)	160,870,560	160,870,560
Number of shares issued and outstanding	40,870,560	40,870,560
Dividend/coupon
Prior to May 15, 2016	8.5%	8.5%
On and after May 15, 2016	Three month LIBOR + 6.243%	Three month LIBOR + 6.243%
Series G preferred stock (c) (d)
Carrying value ($ in millions)	$234	$234
Par value (per share)	0.01	0.01
Liquidation preference (per share)	1,000	1,000
Number of shares authorized	2,576,601	2,576,601
Number of shares issued and outstanding	2,576,601	2,576,601
Dividend/coupon	7%	7%

(a)	Nonredeemable prior to May 15, 2016.

(b)	Refer to Note 1 for additional information related to a change in number of shares authorized, which occurred on April 9, 2014.

(c)
Pursuant to a registration rights agreement, we are required to maintain an effective shelf registration statement. In the event we fail to meet this obligation, we may be required to pay additional interest to the holders of the Series G Preferred Stock.

(d)	Redeemable beginning at December 31, 2011.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

16.    Accumulated Other Comprehensive Income (Loss)
The following table presents changes, net of tax, in each component of accumulated other comprehensive income (loss).

($ in millions)	Unrealized gains (losses) on investment securities	Translation adjustments and net investment hedges	Cash flow hedges	Defined benefit pension plans	Accumulated other comprehensive income (loss)
Balance at December 31, 2012	$76	$368	$2	$(135)	$311
2013 net change	12	(350)	4	17	(317)
Balance at March 31, 2013	$88	$18	$6	$(118)	$(6)
Balance at December 31, 2013	$(269)	$65	$5	$(77)	$(276)
2014 net change	100	(8)	—	—	92
Balance at March 31, 2014	$(169)	$57	$5	$(77)	$(184)
The following tables present the before- and after-tax changes in each component of accumulated other comprehensive income (loss).

Three months ended March 31, 2014 ($ in millions)	Before Tax		Tax Effect		After Tax
Unrealized gains on investment securities
Net unrealized gains arising during the period	$188		$(51)		$137
Less: Net realized gains reclassified to income from continuing operations	43	(a)	(6)	(b)	37
Net change	145		(45)		100
Translation adjustments
Net unrealized losses arising during the period	(22)		7		(15)
Net investment hedges
Net unrealized gains arising during the period	11		(4)		7
Other comprehensive income	$134		$(42)		$92

(a)	Includes gains reclassified to other gain on investments, net in our Condensed Consolidated Statement of Comprehensive Income.

(b)	Includes amounts reclassified to income tax expense (benefit) from continuing operations in our Condensed Consolidated Statement of Comprehensive Income.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Three months ended March 31, 2013 ($ in millions)	Before Tax		Tax Effect		After Tax
Unrealized on investment securities
Net unrealized gains arising during the period	$69		$(1)		$68
Less: Net realized gains reclassified to income from continuing operations	51	(a)	(2)	(b)	49
Less: Net realized gains reclassified to income from discontinued operations, net of tax	8		(1)		7
Net change	10		2		12
Translation adjustments
Net unrealized losses arising during the period	(49)		2		(47)
Less: Net realized gains reclassified to income from discontinued operations, net of tax	432		3		435
Net change	(481)		(1)		(482)
Net investment hedges
Net unrealized gains arising during the period	20		(8)		12
Less: Net realized losses reclassified to income from discontinued operations, net of tax	(149)		29		(120)
Net change	169		(37)		132
Cash flow hedges
Less: Net realized losses reclassified to income from continuing operations	(7)	(c)	3	(b)	(4)
Defined benefit pension plans
Less: Net losses reclassified to income from continuing operations	(2)	(d)	—	(b)	(2)
Less: Net losses reclassified to income from discontinued operations, net of tax	(17)		2		(15)
Net change	19		(2)		17
Other comprehensive loss	$(276)		$(41)		$(317)

(a)	Includes gains reclassified to other gain on investments, net in our Condensed Consolidated Statement of Comprehensive Income.

(b)	Includes amounts reclassified to income tax expense (benefit) from continuing operations in our Condensed Consolidated Statement of Comprehensive Income.

(c)	Includes losses reclassified to interest on long-term debt in our Condensed Consolidated Statement of Comprehensive Income.

(d)	Includes losses reclassified to compensation and benefits expense in our Condensed Consolidated Statement of Comprehensive Income.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

17.    Earnings per Common Share
The following table presents the calculation of basic and diluted earnings per common share.

	Three months ended March 31,
($ in millions, except per share data)	2014	2013
Net income from continuing operations	$198	$60
Preferred stock dividends — U.S. Department of the Treasury	—	(133)
Preferred stock dividends	(68)	(67)
Net income (loss) from continuing operations attributable to common shareholders	130	(140)
Income from discontinued operations, net of tax	29	1,033
Net income attributable to common shareholders	$159	$893
Basic weighted-average common shares outstanding	479,767,540	412,600,700
Diluted weighted-average common shares outstanding (a)	479,767,540	412,600,700
Basic earnings per common share
Net income (loss) from continuing operations	$0.27	$(0.34)
Income from discontinued operations, net of tax	0.06	2.50
Net income	$0.33	$2.16
Diluted earnings per common share (a)
Net income (loss) from continuing operations	$0.27	$(0.34)
Income from discontinued operations, net of tax	0.06	2.50
Net income	$0.33	$2.16

(a)
Due to the antidilutive effect of converting the Fixed Rate Cumulative Mandatorily Convertible Preferred Stock into common shares for the three months ended March 31, 2013 and the net loss from continuing operations attributable to common shareholders for the three months ended March 31, 2013, net income (loss) from continuing operations attributable to common shareholders and basic weighted-average common shares outstanding were used to calculate basic and diluted earnings per share.

The effects of converting the outstanding Fixed Rate Cumulative Mandatorily Convertible Preferred Stock into common shares are not included in the diluted earnings per share calculation for the three months ended March 31, 2013 as the effects would be antidilutive for that period. As such, 178 million of the potential common shares were excluded from the diluted earnings per share calculation for the three months ended March 31, 2013.
18.    Regulatory Capital and Other Regulatory Matters
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
A risk-based capital ratio is the ratio of a banking organization’s regulatory capital (numerator) to its risk-weighted assets (denominator). Under the existing Basel I capital rules, regulatory capital is divided into two tiers: Tier 1 capital and Tier 2 capital. Tier 1 capital generally consists of common equity, minority interests, qualifying noncumulative preferred stock, and the fixed rate cumulative preferred stock sold to Treasury under the Troubled Asset Relief Program (TARP), less goodwill and other adjustments. Tier 2 capital generally consists of perpetual preferred stock not qualifying as Tier 1 capital, limited amounts of subordinated debt and the allowance for loan losses, and other adjustments. The amount of Tier 2 capital may not exceed the amount of Tier 1 capital. Total regulatory capital is the sum of Tier 1 and Tier 2 capital. Under the existing Basel I capital rules, risk-weighted assets are determined by allocating assets and specified off-balance sheet financial instruments into several broad risk-weight categories with higher risk weights (expressed in percentage) assigned to asset classes that present greater perceived risk. Under the existing Basel I capital rules, banking organizations are required to maintain a minimum Total risk-based capital ratio (Total capital to risk-weighted assets) of 8% and a Tier 1 risk-based capital ratio (Tier 1 capital to risk-weighted assets) of 4%.
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
During 2010, Ally, IB Finance Holding Company, LLC, Ally Bank, and the FDIC entered into a Capital and Liquidity Maintenance Agreement (CLMA). The effective date of the CLMA was August 24, 2010. The CLMA requires capital at Ally Bank to be maintained at a level such that Ally Bank's leverage ratio is at least 15%. For this purpose, the leverage ratio is determined in accordance with the FDIC's regulations related to capital maintenance.
The U.S. banking regulators have issued the U.S. Basel III final rules to replace the existing Basel I capital rules. Refer to Note 20 to the Consolidated Financial Statements in our 2013 Annual Report on Form 10-K for additional information about the U.S. Basel III final rules and their applicability to Ally and Ally Bank. Compliance with evolving capital requirements is a strategic priority for Ally. We expect to be in compliance with all applicable requirements within the established timeframes.
The following table summarizes our capital ratios.

	March 31, 2014		December 31, 2013		Required minimum		Well-capitalized minimum
($ in millions)	Amount	Ratio	Amount	Ratio
Risk-based capital
Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$15,479	12.12%	$15,165	11.79%	4.00%		6.00%
Ally Bank	15,403	17.34	15,159	16.73	4.00		6.00
Total (to risk-weighted assets)
Ally Financial Inc.	$16,633	13.02%	$16,405	12.76%	8.00%		10.00%
Ally Bank	16,019	18.03	15,809	17.45	8.00		10.00
Tier 1 leverage (to adjusted quarterly average assets) (a)
Ally Financial Inc.	$15,479	10.39%	$15,165	10.23%	3.00–4.00%		(b)
Ally Bank	15,403	15.70	15,159	15.77	15.00	(c)	5.00%
Tier 1 common (to risk-weighted assets)
Ally Financial Inc.	$11,679	9.14%	$11,366	8.84%	n/a		n/a
Ally Bank	15,403	17.34	15,159	16.73	n/a		n/a
n/a = not applicable

(a)	Federal regulatory reporting guidelines require the calculation of adjusted quarterly average assets using a daily average methodology.

(b)	There is no Tier 1 leverage component in the definition of "well-capitalized" for a bank holding company.

(c)	Ally Bank, in accordance with the CLMA, is required to maintain a Tier 1 leverage ratio of at least 15%.
At March 31, 2014, Ally and Ally Bank were “well-capitalized” and met all capital requirements to which each was subject.
Capital Planning and Stress Tests
As a bank holding company with $50 billion or more of consolidated assets, Ally is required to conduct periodic stress tests and submit a proposed capital plan to the FRB every January, which the FRB must take action on by the following March. The proposed capital plan must include a description of all planned capital actions over a nine-quarter planning horizon. The proposed capital plan must also include a discussion of how Ally will maintain capital above the minimum regulatory capital ratios and above a Tier 1 common equity-to-total risk-weighted assets ratio of 5%, and serve as a source of strength to Ally Bank. The FRB must approve Ally's proposed capital plan before Ally may take any proposed capital action.
In November 2013, the FRB issued instructions for the 2014 Comprehensive Capital Analysis and Review (CCAR) and the 2014 supervisory stress test scenarios. On January 6, 2014, Ally and Ally Bank submitted the 2014 capital plan and stress tests as required by the rules and the 2014 CCAR instructions, and in March 2014, the FRB indicated that it did not object to our 2014 capital plan.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

19.    Derivative Instruments and Hedging Activities
We enter into interest rate, foreign-currency, and equity swaps, futures, forwards, options, and swaptions in connection with our market risk management activities. Derivative instruments are used to manage interest rate risk relating to specific groups of assets and liabilities, including automotive loan assets and debt. We use foreign exchange contracts to mitigate foreign-currency risk associated with foreign-currency-denominated debt, foreign exchange transactions, and our net investment in foreign subsidiaries. In addition, we also enter into equity option contracts to manage our exposure to the equity markets. Our primary objective for utilizing derivative financial instruments is to manage interest rate risk associated with our fixed and variable rate assets and liabilities, foreign exchange risks related to our foreign-currency denominated assets and liabilities, and market risks related to our investment portfolio.
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
In the past, we used a multitude of derivative instruments to manage interest rate risk related to MSRs, mortgage loan commitments, and mortgage loans held-for-sale. They included, but were not limited to, interest rate swaps, forward sales of mortgage backed securities, interest rate futures contracts, options on U.S. Treasuries, swaptions, interest rate floors, and interest rate caps. Since we no longer have exposures to these activities, we no longer utilize these hedge strategies.
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
We also enter into foreign currency forwards to economically hedge both our foreign denominated debt and our centralized lending program. The hedge of foreign denominated debt was entered into concurrent with the debt issuance with the terms of the derivative matching the terms of the underlying debt. The centralized lending program manages liquidity for our subsidiary businesses, but as of March 31, 2014, this activity is immaterial. Foreign-currency-denominated loan agreements are executed with our foreign subsidiaries in their local currencies. We evaluate our foreign-currency exposure resulting from intercompany lending and manage our currency risk exposure by entering into foreign-currency derivatives with external counterparties. Our remaining foreign-currency derivatives are recorded at fair value with changes recorded as income offsetting the gains and losses on the associated foreign-currency transactions.
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
We placed cash and securities collateral totaling $220 million and $328 million at March 31, 2014 and December 31, 2013, respectively, in accounts maintained by counterparties, $18 million of which relates to non-derivative collateral at March 31, 2014 and December 31, 2013. We received cash collateral from counterparties totaling $60 million and $159 million at March 31, 2014 and December 31, 2013, respectively. The receivables for collateral placed and the payables for collateral received are included on our Condensed Consolidated Balance Sheet in other assets and accrued expenses and other liabilities, respectively. In certain circumstances, we receive or post securities as collateral with counterparties. We do not record such collateral received on our Condensed Consolidated Balance Sheet unless certain conditions are met. At March 31, 2014 and December 31, 2013, we received noncash collateral of $17 million and $18 million, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Balance Sheet Presentation
The following table summarizes the fair value amounts of derivative instruments reported on our Condensed Consolidated Balance Sheet. The fair value amounts are presented on a gross basis, are segregated by derivatives that are designated and qualifying as hedging instruments or those that are not, and are further segregated by type of contract within those two categories. At March 31, 2014 and December 31, 2013, $252 million and $362 million, respectively, of the derivative contracts in a receivable position were classified as other assets on the Condensed Consolidated Balance Sheet. At March 31, 2014 and December 31, 2013, $252 million and $317 million of derivative contracts in a liability position were classified as accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet.

	March 31, 2014			December 31, 2013
	Derivative contracts in a		Notional amount	Derivative contracts in a		Notional amount
($ in millions)	receivable position (a)	payable position (b)		receivable position (a)	payable position (b)
Derivatives qualifying for hedge accounting
Interest rate contracts
Swaps (c)	$79	$107	$22,181	$204	$169	$21,606
Foreign exchange contracts
Forwards	—	2	375	3	—	326
Total derivatives qualifying for hedge accounting	79	109	22,556	207	169	21,932
Economic hedges
Interest rate contracts
Swaps	32	43	14,162	36	44	13,613
Futures and forwards	12	2	22,468	11	3	29,836
Written options	—	91	27,839	—	94	11,132
Purchased options	96	—	39,529	95	—	22,962
Total interest rate risk	140	136	103,998	142	141	77,543
Foreign exchange contracts
Swaps	30	—	1,377	12	1	1,379
Futures and forwards	1	2	445	1	1	330
Written options	—	—	—	—	—	17
Purchased options	—	—	—	—	—	17
Total foreign exchange risk	31	2	1,822	13	2	1,743
Equity contracts
Written options	—	5	3	—	5	3
Purchased options	2	—	—	—	—	—
Total equity risk	2	5	3	—	5	3
Total economic hedges	173	143	105,823	155	148	79,289
Total derivatives	$252	$252	$128,379	$362	$317	$101,221

(a)	Includes accrued interest of $61 million and $120 million at March 31, 2014 and December 31, 2013, respectively.

(b)	Includes accrued interest of $9 million and $12 million at March 31, 2014 and December 31, 2013, respectively.

(c)
Includes fair value hedges consisting of receive-fixed swaps on fixed-rate debt obligations with $69 million and $196 million in a receivable position, $101 million and $163 million in a payable position, and of a $7.1 billion and $8.5 billion notional amount at March 31, 2014 and December 31, 2013, respectively. Other fair value hedges include pay-fixed swaps on portfolios of held-for-investment automotive loan assets with $10 million and $9 million in a receivable position, $6 million and $5 million in a payable position, and of a $15.1 billion and $12.6 billion notional amount at March 31, 2014 and December 31, 2013, respectively. Also includes cash flow hedges consisting of pay-fixed swaps on floating rate debt obligations with $1 million in a payable position, and of a $495 million notional amount at December 31, 2013.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Statement of Comprehensive Income Presentation
The following table summarizes the location and amounts of gains and losses on derivative instruments reported in our Condensed Consolidated Statement of Comprehensive Income.

	Three months ended March 31,
($ in millions)	2014	2013
Derivatives qualifying for hedge accounting
Gain (loss) recognized in earnings on derivatives
Interest rate contracts
Interest and fees on finance receivables and loans (a)	$2	$—
Interest on long-term debt (b)	34	(98)
Gain (loss) recognized in earnings on hedged items (c)
Interest rate contracts
Interest and fees on finance receivables and loans	11	—
Interest on long-term debt	(32)	101
Total derivatives qualifying for hedge accounting	15	3
Economic derivatives
(Loss) gain recognized in earnings on derivatives
Interest rate contracts
Servicing asset valuation and hedge activities, net	—	(112)
Loss on mortgage and automotive loans, net	—	(32)
Other income, net of losses	(8)	(1)
Total interest rate contracts	(8)	(145)
Foreign exchange contracts (d)
Interest on long-term debt	(5)	39
Other income, net of losses	—	28
Total foreign exchange contracts	(5)	67
Gain (loss) recognized in earnings on derivatives	$2	$(75)

(a)
Amounts exclude losses related to interest for qualifying accounting hedges of portfolios of retail automotive loans held-for-investment of $13 million for the three months ended March 31, 2014. These losses are primarily offset by the fixed coupon receipts on the retail automotive loans held-for-investment.

(b)
Amounts exclude gains related to interest for qualifying accounting hedges of debt, which are primarily offset by the fixed coupon payment on the long-term debt. The gains were $35 million and $33 million for the three months ended March 31, 2014 and 2013, respectively.

(c)
Amounts exclude gains related to amortization of deferred basis adjustments on the de-designated hedged item of $45 million and $38 million for the three months ended March 31, 2014 and 2013, respectively.

(d)
Amounts exclude gains and losses related to the revaluation of the related foreign-denominated debt or receivable. Gains of $4 million and losses of $65 million were recognized for the three months ended March 31, 2014 and 2013, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table summarizes derivative instruments used in cash flow and net investment hedge accounting relationships.

	Three months ended March 31,
($ in millions)	2014	2013
Cash flow hedges
Interest rate contracts
Loss reclassified from accumulated other comprehensive income to interest on long-term debt (a)	$—	$(7)
Total interest on long-term debt	$—	$(7)
Gain recognized in other comprehensive income	$—	$7
Net investment hedges
Foreign exchange contracts
Loss reclassified from accumulated other comprehensive income (loss) to income from discontinued operations, net	$—	$(149)
Total income (loss) from discontinued operations, net	$—	$(149)
Gain recognized in other comprehensive income (b)	$11	$169

(a)
The amount represents losses reclassified from other comprehensive income (OCI) into earnings as a result of the discontinuance of hedge accounting because it is probable that the forecasted transaction will not occur.

(b)
The amounts represent the effective portion of net investment hedges. There are offsetting amounts recognized in accumulated other comprehensive income related to the revaluation of the related net investment in foreign operations. There were losses of $19 million and $519 million for the three months ended March 31, 2014 and 2013, respectively.

20.    Income Taxes
We recognized total income tax expense from continuing operations of $94 million during the three months ended March 31, 2014, compared to income tax benefit of $123 million for the same period in 2013. The increase in income tax expense for the three months ended March 31, 2014, compared to the same period in 2013, was driven by tax expense attributable to higher pretax earnings and certain tax benefits recorded in the three months ended March 31, 2013, which did not occur in the three months ended March 31, 2014, related to the 2013 retroactive reinstatement of the active financing exception by the American Taxpayer Relief Act of 2012 and from the 2013 release of valuation allowance related to the measurement of foreign tax credit carryforwards anticipated to be utilized in the future.
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
With the extension of the active financing exception tax law being reasonably possible during 2014, the successful completion of the sale of our joint venture in China during 2014, which is currently held-for-sale, may result in additional capital gains that would allow us to realize additional capital loss carryforwards. Any resulting reversal of valuation allowance on these deferred tax assets would be recognized as an income tax benefit upon such reversal.
We expect the unrecognized tax benefits disclosed in our 2013 Annual Report to change over the next 12 months. If certain tax matters ultimately settle with the applicable taxing jurisdiction as anticipated, the impact of these changes to previously recorded uncertain tax positions is expected to result in a tax benefit of approximately $70 million.
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

Transfers
Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfer occurred. During the three months ended March 31, 2014, transfers from Level 3 into Level 2 included $78 million of derivative contracts in a receivable position and $81 million of derivative contracts in a payable position based on increased observability of significant inputs related to the valuation of our interest rate caps. There were no additional transfers between any levels during the three months ended March 31, 2014.

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

•
MSRs — MSRs were classified as Level 3. Management estimated fair value using our transaction data and other market data or, in periods when there were limited MSR market transactions that were directly observable, internally developed discounted cash flow models (an income approach) were used to estimate the fair value. These internal valuation models estimated net cash flows based on internal operating assumptions that we believed would be used by market participants in orderly transactions combined with market-based assumptions for loan prepayment rates, interest rates, and discount rates that we believed approximate yields required by investors in this asset. Cash flows primarily included servicing fees, float income, and late fees in each case less operating costs to service the loans. The estimated cash flows were discounted using an option-adjusted spread-derived discount rate. As of June 30, 2013, we no longer held such positions as a result of our exit from the mortgage servicing business.

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

We also execute over-the-counter derivative contracts, such as interest rate swaps, a cross-currency swap, swaptions, forwards, caps, floors, and agency to-be-announced securities. We utilize third-party-developed valuation models that are widely accepted in the market to value these over-the-counter derivative contracts. The specific terms of the contract and market observable inputs (such as interest rate forward curves and interpolated volatility assumptions) are used in the model. We classified these over-the-counter derivative contracts as Level 2 because all significant inputs into these models were market observable. During the three months ended March 31, 2014, we began to value our bilateral interest rate swap and interest rate cap portfolio using Overnight Index Swap discount curves. We previously valued this portfolio using London Interbank Offered Rate (LIBOR) discount curves.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Because we continued to use a third-party-developed valuation model in which all significant inputs were market observable, these contracts remained classified as Level 2.
Historically, we had a cross-currency swap and interest rate caps accounted for as derivative instruments that were classified as Level 3. However, as of March 31, 2014, we no longer have any positions classified as Level 3.
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

	Recurring fair value measurements
March 31, 2014 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Investment securities
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$310	$938	$—	$1,248
U.S. State and political subdivisions	—	338	—	338
Foreign government	7	273	—	280
Mortgage-backed residential	—	10,244	—	10,244
Mortgage-backed commercial	—	62	—	62
Asset-backed	—	2,134	—	2,134
Corporate debt securities	—	1,083	—	1,083
Total debt securities	317	15,072	—	15,389
Equity securities (a)	938	—	—	938
Total available-for-sale securities	1,255	15,072	—	16,327
Mortgage loans held-for-sale, net (b)	—	3	—	3
Other assets
Interests retained in financial asset sales	—	—	84	84
Derivative contracts in a receivable position (c)
Interest rate	45	174	—	219
Foreign currency	—	31	—	31
Other	2	—	—	2
Total derivative contracts in a receivable position	47	205	—	252
Collateral placed with counterparties	—	25	—	25
Total assets	$1,302	$15,305	$84	$16,691
Liabilities
Accrued expenses and other liabilities
Derivative contracts in a payable position
Interest rate	$(22)	$(221)	$—	$(243)
Foreign currency	—	(4)	—	(4)
Other	(5)	—	—	(5)
Total derivative contracts in a payable position	(27)	(225)	—	(252)
Total liabilities	$(27)	$(225)	$—	$(252)

(a)	Our investment in any one industry did not exceed 19%.

(b)	Carried at fair value due to fair value option elections.

(c)	For additional information on derivative instruments and hedging activities, refer to Note 19.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Recurring fair value measurements
December 31, 2013 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Investment securities
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$310	$1,117	$—	$1,427
U.S. State and political subdivisions	—	315	—	315
Foreign government	7	281	—	288
Mortgage-backed residential	—	10,782	—	10,782
Mortgage-backed commercial	—	39	—	39
Asset-backed	—	2,219	—	2,219
Corporate debt securities	—	1,069	—	1,069
Total debt securities	317	15,822	—	16,139
Equity securities (a)	944	—	—	944
Total available-for-sale securities	1,261	15,822	—	17,083
Mortgage loans held-for-sale, net (b)	—	16	—	16
Other assets
Interests retained in financial asset sales	—	—	100	100
Derivative contracts in a receivable position (c)
Interest rate	46	207	93	346
Foreign currency	—	16	—	16
Total derivative contracts in a receivable position	46	223	93	362
Collateral placed with counterparties	—	133	—	133
Total assets	$1,307	$16,194	$193	$17,694
Liabilities
Accrued expenses and other liabilities
Derivative contracts in a payable position (c)
Interest rate	$(15)	$(201)	$(94)	$(310)
Foreign currency	—	(2)	—	(2)
Other	(5)	—	—	(5)
Total derivative contracts in a payable position	(20)	(203)	(94)	(317)
Total liabilities	$(20)	$(203)	$(94)	$(317)

(a)	Our investment in any one industry did not exceed 19%.

(b)	Carried at fair value due to fair value option elections.

(c)	For additional information on derivative instruments and hedging activities, refer to Note 19.

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

	Level 3 recurring fair value measurements
		Net realized/unrealized gains								Fair value at March 31, 2014	Net unrealized gains included in earnings still held at March 31, 2014
($ in millions)	Fair value at Jan. 1, 2014	included in earnings		included in OCI	Purchases	Sales	Issuances	Settlements	Transfers out of Level 3
Assets
Other assets
Interests retained in financial asset sales	$100	$1	(a)	$—	$—	$—	$—	$(17)	$—	$84	$—
Interest rate derivative contracts, net	(1)	—		—	—	—	—	(2)	3	—	—
Total assets	$99	$1		$—	$—	$—	$—	$(19)	$3	$84	$—

(a)	Reported as other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income.

	Level 3 recurring fair value measurements
	Fair value at Jan. 1, 2013	Net realized/unrealized (losses) gains			Purchases	Sales	Issuances	Settlements	Fair value at March 31, 2013	Net unrealized losses included in earnings still held at March 31, 2013
($ in millions)		included in earnings		included in OCI
Assets
Mortgage servicing rights	$952	$(89)	(a)	$—	$—	$—	$54	$—	$917	$(89)	(a)
Other assets
Interests retained in financial asset sales	154	2	(b)	—	—	—	—	(17)	139	—
Derivative contracts, net
Interest rate	47	(46)	(c)	—	—	—	—	4	5	(9)	(c)
Foreign currency	(2)	2	(c)	—	—	—	—	—	—	(1)	(c)
Total derivative contracts in a receivable position, net	45	(44)		—	—	—	—	4	5	(10)
Total assets	$1,151	$(131)		$—	$—	$—	$54	$(13)	$1,061	$(99)

(a)	Fair value adjustment was reported as servicing-asset valuation and hedge activities, net, in the Condensed Consolidated Statement of Comprehensive Income.

(b)	Reported as other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income.

(c)	Refer to Note 19 for information related to the location of the gains and losses on derivative instruments in the Condensed Consolidated Statement of Comprehensive Income.
Nonrecurring Fair Value
We may be required to measure certain assets and liabilities at fair value from time to time. These periodic fair value measures typically result from the application of lower-of-cost or fair value accounting or certain impairment measures. These items would constitute nonrecurring fair value measures.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following tables display the assets and liabilities measured at fair value on a nonrecurring basis.

	Nonrecurring fair value measurements				Lower-of-cost or fair value or valuation reserve allowance	Total loss included in earnings for the three months ended
March 31, 2014 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Commercial finance receivables and loans, net (a)
Automotive	$—	$—	$31	$31	$(6)	n/m	(b)
Other	—	—	53	53	(20)	n/m	(b)
Total commercial finance receivables and loans, net	—	—	84	84	(26)	n/m	(b)
Other assets
Repossessed and foreclosed assets (c)	—	—	11	11	1	n/m	(b)
Other	—	—	2	2	—	n/m	(b)
Total assets	$—	$—	$97	$97	$(25)	n/m
n/m = not meaningful

(a)	Represents the portion of the portfolio specifically impaired during 2014. The related valuation allowance represents the cumulative adjustment to fair value of those specific receivables.

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

March 31, 2014 ($ in millions)	Level 3 nonrecurring measurements	Valuation technique	Unobservable input	Range
Assets
Commercial finance receivables and loans, net
Automotive	$31	Fair value of collateral	Adjusted appraisal value	65.0-95.0%
Other	53	Discounted cash flow	Non-public/non-rated credits	92.0-108.0%
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

	Changes included in the
	Condensed Consolidated Statement of Comprehensive Income
Three months ended March 31, ($ in millions)	Interest on loans held-for-sale (a)	Gain on mortgage loans, net	Total included in earnings
2014
Assets
Mortgage loans held-for-sale, net	$—	$—	$—
2013
Assets
Mortgage loans held-for-sale, net	$16	$(41)	$(25)

(a)	Interest income is measured by multiplying the unpaid principal balance on the loans by the coupon rate and the number of days of interest due.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The following table provides the aggregate fair value and the aggregate unpaid principal balance for the fair value option-elected loans.

	March 31, 2014		December 31, 2013
($ in millions)	Unpaid principal balance	Fair value (a)	Unpaid principal balance	Fair value (a)
Assets
Mortgage loans held-for-sale, net
Total loans	$7	$3	$31	$16
Nonaccrual loans	3	2	18	9
Loans 90+ days past due (b)	3	2	15	8

(a)	Excludes accrued interest receivable.

(b)	Loans 90+ days past due are also presented within the nonaccrual loan balance and the total loan balance; however, excludes government-insured loans that are still accruing interest.
Fair Value of Financial Instruments
The following table presents the carrying and estimated fair value of financial instruments, except for those recorded at fair value on a recurring basis presented in the previous section of this note titled Recurring Fair Value. When possible, we use quoted market prices to determine fair value. Where quoted market prices are not available, the fair value is internally derived based on appropriate valuation methodologies with respect to the amount and timing of future cash flows and estimated discount rates. However, considerable judgment is required in interpreting market data to develop estimates of fair value, so the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions or estimation methodologies could be material to the estimated fair values. Fair value information presented herein was based on information available at March 31, 2014 and December 31, 2013.

		Estimated fair value
($ in millions)	Carrying value	Level 1	Level 2	Level 3	Total
March 31, 2014
Financial assets
Loans held-for-sale, net (a)	$43	$—	$43	$—	$43
Finance receivables and loans, net (a)	98,432	—	—	99,440	99,440
Nonmarketable equity investments	236	—	205	44	249
Financial liabilities
Deposit liabilities	$55,367	$—	$—	$56,085	$56,085
Short-term borrowings	5,163	—	—	5,163	5,163
Long-term debt (a)(b)	68,665	—	27,852	44,391	72,243
December 31, 2013
Financial assets
Loans held-for-sale, net (a)	$35	$—	$17	$18	$35
Finance receivables and loans, net (a)	99,120	—	—	100,090	100,090
Nonmarketable equity investments	337	—	308	38	346
Financial liabilities
Deposit liabilities	$53,350	$—	$—	$54,070	$54,070
Short-term borrowings	8,545	—	—	8,545	8,545
Long-term debt (a)(b)	69,824	—	31,067	42,297	73,364

(a)
Includes financial instruments carried at fair value due to fair value option elections. Refer to the previous section of this note titled Fair Value Option for Financial Assets and Liabilities for further information about the fair value elections.

(b)	The carrying value includes deferred interest for zero-coupon bonds of $370 million and $359 million at March 31, 2014, and December 31, 2013, respectively.
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

•
Finance receivables and loans, net — With the exception of mortgage loans held-for-investment, the fair value of finance receivables and loans was based on discounted future cash flows using applicable spreads to approximate current rates applicable to each category of finance receivables and loans (an income approach using Level 3 inputs). The carrying value of commercial receivables in certain markets and certain automotive and other receivables for which interest rates reset on a short-term basis with applicable market indices are assumed to approximate fair value either because of the short-term nature or because of the interest rate adjustment feature. The fair value of commercial receivables in other markets was based on discounted future cash flows using applicable spreads to approximate current rates applicable to similar assets in those markets.

For consumer mortgage loans, we used valuation methods and assumptions similar to those used for mortgage loans held-for-sale. These valuations consider unique attributes of the loans such as geography, delinquency status, product type, and other factors. Refer to the section above titled Loans held-for-sale, net, for a description of methodologies and assumptions used to determine the fair value of mortgage loans held-for-sale.

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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

The composition of offsetting derivative instruments, financial assets, and financial liabilities was as follows.

	Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets/(Liabilities) Presented in the Condensed Consolidated Balance Sheet
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
March 31, 2014 ($ in millions)				Financial Instruments	Collateral (a)	Net Amount
Assets
Derivative assets in net asset positions	$180	$—	$180	$(33)	$(48)	$99
Derivative assets in net liability positions	72	—	72	(72)	—	—
Total assets (b)	$252	$—	$252	$(105)	$(48)	$99
Liabilities
Derivative liabilities in net liability positions	$(219)	$—	$(219)	$72	$83	$(64)
Derivative liabilities in net asset positions	(33)	—	(33)	33	—	—
Total derivative liabilities (b)	(252)	—	(252)	105	83	(64)
Securities sold under agreements to repurchase (c)	(759)	—	(759)	—	759	—
Total liabilities	$(1,011)	$—	$(1,011)	$105	$842	$(64)

(a)	Financial collateral received/pledged shown as a balance based on the sum of all net asset and liability positions between Ally and each individual derivative counterparty.

(b)	For additional information on derivative instruments and hedging activities, refer to Note 19.

(c)	For additional information on securities sold under agreements to repurchase, refer to Note 12.

	Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets/(Liabilities) Presented in the Condensed Consolidated Balance Sheet
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
December 31, 2013 ($ in millions)				Financial Instruments	Collateral (a)	Net Amount
Assets
Derivative assets in net asset positions	$319	$—	$319	$(65)	$(120)	$134
Derivative assets in net liability positions	43	—	43	(43)	—	—
Total assets (b)	$362	$—	$362	$(108)	$(120)	$134
Liabilities
Derivative liabilities in net liability positions	$(252)	$—	$(252)	$43	$137	$(72)
Derivative liabilities in net asset positions	(65)	—	(65)	65	—	—
Total derivative liabilities (b)	(317)	—	(317)	108	137	(72)
Securities sold under agreements to repurchase (c)	(1,500)	—	(1,500)	—	1,500	—
Total liabilities	$(1,817)	$—	$(1,817)	$108	$1,637	$(72)

(a)	Financial collateral received/pledged shown as a balance based on the sum of all net asset and liability positions between Ally and each individual derivative counterparty.

(b)	For additional information on derivative instruments and hedging activities, refer to Note 19.

(c)	For additional information on securities sold under agreements to repurchase, refer to Note 12.
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
Corporate and Other primarily consists of our Commercial Finance Group, centralized corporate treasury activities, such as management of the cash and corporate investment securities portfolios, short- and long-term debt, retail and brokered deposit liabilities, derivative instruments, the amortization of the discount associated with new debt issuances and bond exchanges, and the residual impacts of our corporate funds-transfer pricing (FTP) and treasury asset liability management (ALM) activities. Corporate and Other also includes certain equity investments, overhead that was previously allocated to operations that have since been sold or classified as discontinued operations, and reclassifications and eliminations between the reportable operating segments.
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
Financial information for our reportable operating segments is summarized as follows.

Three months ended March 31, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage operations	Corporate and Other (a)	Consolidated (b)
2014
Net financing revenue (loss)	$820	$15	$14	$(28)	$821
Other revenue (loss)	64	272	4	(19)	321
Total net revenue (loss)	884	287	18	(47)	1,142
Provision for loan losses	159	—	(23)	1	137
Total noninterest expense	386	213	24	90	713
Income (loss) from continuing operations before income tax expense	$339	$74	$17	$(138)	$292
Total assets	$109,307	$7,184	$7,937	$24,024	$148,452
2013
Net financing revenue (loss)	$773	$12	$34	$(179)	$640
Other revenue (loss)	82	308	(19)	15	386
Total net revenue (loss)	855	320	15	(164)	1,026
Provision for loan losses	112	—	20	(1)	131
Total noninterest expense	400	259	199	100	958
Income (loss) from continuing operations before income tax expense	$343	$61	$(204)	$(263)	$(63)
Total assets	$118,882	$8,331	$11,284	$27,702	$166,199

(a)	Total assets for the Commercial Finance Group were $1.7 billion and $1.4 billion at March 31, 2014 and 2013, respectively.

(b)	Net financing revenue after the provision for loan losses totaled $0.7 billion and $0.5 billion for the three months ended March 31, 2014 and 2013, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Information concerning principal geographic areas were as follows.

Three months ended March 31, ($ in millions)	Revenue (a)	Income (loss) from continuing operations before income tax expense (b)	Net income (loss) (b)(c)
2014
Canada	$31	$13	$10
Europe	2	2	3
Latin America	—	—	—
Asia-Pacific	—	—	33
Total foreign	33	15	46
Total domestic (d)	1,109	277	181
Total	$1,142	$292	$227
2013
Canada	$49	$14	$1,230
Europe (e)	(10)	(18)	60
Latin America	—	(4)	80
Asia-Pacific	1	(2)	25
Total foreign	40	(10)	1,395
Total domestic (d)	986	(53)	(302)
Total	$1,026	$(63)	$1,093

(a)	Revenue consists of net financing revenue and total other revenue as presented in our Condensed Consolidated Financial Statements.

(b)	The domestic amounts include original discount amortization of $48 million and $60 million for the three months ended March 31, 2014 and 2013, respectively.

(c)	Gain (loss) realized on sale of discontinued operations are allocated to the geographic area in which the business operated.

(d)	Amounts include eliminations between our domestic and foreign operations.

(e)	Amounts include eliminations between our foreign operations.
24.    Parent and Guarantor Condensed Consolidating Financial Statements
Certain of our senior notes issued by the parent are guaranteed by 100% directly owned subsidiaries of Ally (the Guarantors). As of March 31, 2014, the Guarantors include Ally US LLC and IB Finance Holding Company, LLC (IB Finance), each of which fully and unconditionally guarantee the senior notes on a joint and several basis.
The following financial statements present condensed consolidating financial data for (i) Ally Financial Inc. (on a parent company-only basis), (ii) the Guarantors, (iii) the nonguarantor subsidiaries (all other subsidiaries), and (iv) an elimination column for adjustments to arrive at (v) the information for the parent company, the Guarantors, and nonguarantors on a consolidated basis. As of March 31, 2014, the financial statements have been restated to reflect the dissolution of a former nonguarantor subsidiary, GMAC Mortgage Group LLC.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Condensed Consolidating Statements of Comprehensive Income

Three months ended March 31, 2014 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$(9)	$—	$1,116	$—	$1,107
Interest and fees on finance receivables and loans — intercompany	11	—	21	(32)	—
Interest and dividends on available-for-sale investment securities	—	—	95	—	95
Interest-bearing cash	—	—	3	—	3
Interest-bearing cash — intercompany	—	—	1	(1)	—
Operating leases	91	—	779	—	870
Total financing revenue and other interest income	93	—	2,015	(33)	2,075
Interest expense
Interest on deposits	4	—	159	—	163
Interest on short-term borrowings	11	—	4	—	15
Interest on long-term debt	388	—	146	—	534
Interest on intercompany debt	22	—	11	(33)	—
Total interest expense	425	—	320	(33)	712
Depreciation expense on operating lease assets	65	—	477	—	542
Net financing (loss) revenue	(397)	—	1,218	—	821
Dividends from subsidiaries
Nonbank subsidiaries	121	—	—	(121)	—
Other revenue
Servicing fees	9	—	—	—	9
Servicing asset valuation and hedge activities, net	—	—	—	—	—
Total servicing income, net	9	—	—	—	9
Insurance premiums and service revenue earned	—	—	241	—	241
Loss on extinguishment of debt	(39)	—	—	—	(39)
Other gain on investments, net	—	—	43	—	43
Other income, net of losses	186	—	336	(455)	67
Total other revenue	156	—	620	(455)	321
Total net (loss) revenue	(120)	—	1,838	(576)	1,142
Provision for loan losses	48	—	89	—	137
Noninterest expense
Compensation and benefits expense	154	—	226	(126)	254
Insurance losses and loss adjustment expenses	—	—	68	—	68
Other operating expenses	176	—	544	(329)	391
Total noninterest expense	330	—	838	(455)	713
(Loss) income from continuing operations before income tax (benefit) expense and undistributed income of subsidiaries	(498)	—	911	(121)	292
Income tax (benefit) expense from continuing operations	(114)	—	208	—	94
Net (loss) income from continuing operations	(384)	—	703	(121)	198
Income from discontinued operations, net of tax	29	—	—	—	29
Undistributed income of subsidiaries
Bank subsidiary	239	239	—	(478)	—
Nonbank subsidiaries	343	1	—	(344)	—
Net income	227	240	703	(943)	227
Other comprehensive income, net of tax	92	69	86	(155)	92
Comprehensive income	$319	$309	$789	$(1,098)	$319

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Three months ended March 31, 2013 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$159	$—	$976	$—	$1,135
Interest and fees on finance receivables and loans — intercompany	24	—	5	(29)	—
Interest on loans held-for-sale	—	—	16	—	16
Interest and dividends on available-for-sale investment securities	—	—	68	—	68
Interest-bearing cash	1	—	2	—	3
Interest-bearing cash - intercompany	—	—	2	(2)	—
Operating leases	96	—	638	—	734
Total financing revenue and other interest income	280	—	1,707	(31)	1,956
Interest expense
Interest on deposits	9	—	155	—	164
Interest on short-term borrowings	12	—	4	—	16
Interest on long-term debt	560	—	146	(5)	701
Interest on intercompany debt	(1)	—	26	(25)	—
Total interest expense	580	—	331	(30)	881
Depreciation expense on operating lease assets	62	—	373	—	435
Net financing (loss) revenue	(362)	—	1,003	(1)	640
Dividends from subsidiaries
Nonbank subsidiaries	3,299	3,254	—	(6,553)	—
Other revenue
Servicing fees	44	—	38	—	82
Servicing asset valuation and hedge activities, net	—	—	(201)	—	(201)
Total servicing income (loss), net	44	—	(163)	—	(119)
Insurance premiums and service revenue earned	—	—	259	—	259
Gain on mortgage and automotive loans, net	—	—	38	—	38
Other gain on investments, net	—	—	51	—	51
Other income, net of losses	51	—	425	(319)	157
Total other revenue	95	—	610	(319)	386
Total net revenue	3,032	3,254	1,613	(6,873)	1,026
Provision for loan losses	124	—	7	—	131
Noninterest expense
Compensation and benefits expense	192	—	223	(130)	285
Insurance losses and loss adjustment expenses	—	—	115	—	115
Other operating expenses	58	—	688	(188)	558
Total noninterest expense	250	—	1,026	(318)	958
Income (loss) from continuing operations before income tax (benefit) expense and undistributed income (loss) of subsidiaries	2,658	3,254	580	(6,555)	(63)
Income tax (benefit) expense from continuing operations	(329)	—	206	—	(123)
Net income from continuing operations	2,987	3,254	374	(6,555)	60
(Loss) income from discontinued operations, net of tax	(265)	13	1,284	1	1,033
Undistributed income (loss) of subsidiaries
Bank subsidiary	226	226	—	(452)	—
Nonbank subsidiaries	(1,855)	(2,052)	—	3,907	—
Net income	1,093	1,441	1,658	(3,099)	1,093
Other comprehensive loss, net of tax	(317)	(578)	(601)	1,179	(317)
Comprehensive income	$776	$863	$1,057	$(1,920)	$776

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Condensed Consolidating Balance Sheet

March 31, 2014 ($ in millions)	Parent (a)	Guarantors	Nonguarantors (a)	Consolidating adjustments	Ally consolidated
Assets
Cash and cash equivalents
Noninterest-bearing	$1,010	$26	$306	$—	$1,342
Interest-bearing	1,350	—	3,201	—	4,551
Interest-bearing — intercompany	—	—	411	(411)	—
Total cash and cash equivalents	2,360	26	3,918	(411)	5,893
Investment securities	—	—	16,327	—	16,327
Loans held-for-sale, net	—	—	43	—	43
Finance receivables and loans, net
Finance receivables and loans, net	4,697	—	94,927	—	99,624
Intercompany loans to
Bank subsidiary	500	—	—	(500)	—
Nonbank subsidiaries	3,661	—	2,008	(5,669)	—
Allowance for loan losses	(110)	—	(1,082)	—	(1,192)
Total finance receivables and loans, net	8,748	—	95,853	(6,169)	98,432
Investment in operating leases, net	1,807	—	16,380	—	18,187
Intercompany receivables from
Bank subsidiary	448	—	—	(448)	—
Nonbank subsidiaries	337	—	484	(821)	—
Investment in subsidiaries
Bank subsidiary	15,228	15,228	—	(30,456)	—
Nonbank subsidiaries	11,364	14	—	(11,378)	—
Premiums receivable and other insurance assets	—	—	1,660	(21)	1,639
Other assets	4,390	—	5,016	(2,016)	7,390
Assets of operations held-for-sale	541	—	—	—	541
Total assets	$45,223	$15,268	$139,681	$(51,720)	$148,452
Liabilities
Deposit liabilities
Noninterest-bearing	$—	$—	$71	$—	$71
Interest-bearing	421	—	54,875	—	55,296
Total deposit liabilities	421	—	54,946	—	55,367
Short-term borrowings	3,404	—	1,759	—	5,163
Long-term debt	22,533	—	45,762	—	68,295
Intercompany debt to
Nonbank subsidiaries	2,419	—	4,161	(6,580)	—
Intercompany payables to
Bank subsidiary	529	—	—	(529)	—
Nonbank subsidiaries	554	—	207	(761)	—
Interest payable	654	—	239	—	893
Unearned insurance premiums and service revenue	—	—	2,312	—	2,312
Accrued expenses and other liabilities	250	82	3,647	(2,016)	1,963
Total liabilities	30,764	82	113,033	(9,886)	133,993
Total equity	14,459	15,186	26,648	(41,834)	14,459
Total liabilities and equity	$45,223	$15,268	$139,681	$(51,720)	$148,452

(a)	Amounts presented are based upon the legal transfer of the underlying assets to VIEs in order to reflect legal ownership.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

December 31, 2013 ($ in millions)	Parent (a)	Guarantors	Nonguarantors (a)	Consolidating adjustments	Ally consolidated
Assets
Cash and cash equivalents
Noninterest-bearing	$979	$37	$299	$—	$1,315
Interest-bearing	1,951	—	2,265	—	4,216
Interest-bearing — intercompany	—	—	410	(410)	—
Total cash and cash equivalents	2,930	37	2,974	(410)	5,531
Investment securities	—	—	17,083	—	17,083
Loans held-for-sale, net	—	—	35	—	35
Finance receivables and loans, net
Finance receivables and loans, net	6,673	—	93,655	—	100,328
Intercompany loans to
Bank subsidiary	600	—	—	(600)	—
Nonbank subsidiaries	4,207	—	1,925	(6,132)	—
Allowance for loan losses	(131)	—	(1,077)	—	(1,208)
Total finance receivables and loans, net	11,349	—	94,503	(6,732)	99,120
Investment in operating leases, net	3,172	—	14,508	—	17,680
Intercompany receivables from
Bank subsidiary	236	—	—	(236)	—
Nonbank subsidiaries	439	—	588	(1,027)	—
Investment in subsidiaries
Bank subsidiary	14,916	14,916	—	(29,832)	—
Nonbank subsidiaries	10,029	68	—	(10,097)	—
Premiums receivable and other insurance assets	—	—	1,634	(21)	1,613
Other assets	4,691	—	6,880	(1,982)	9,589
Assets of operations held-for-sale	516	—	—	—	516
Total assets	$48,278	$15,021	$138,205	$(50,337)	$151,167
Liabilities
Deposit liabilities
Noninterest-bearing	$—	$—	$60	$—	$60
Interest-bearing	440	—	52,850	—	53,290
Total deposit liabilities	440	—	52,910	—	53,350
Short-term borrowings	3,225	—	5,320	—	8,545
Long-term debt	25,819	—	43,646	—	69,465
Intercompany debt to
Nonbank subsidiaries	2,334	—	4,808	(7,142)	—
Intercompany payables to
Bank subsidiary	197	—	—	(197)	—
Nonbank subsidiaries	666	—	421	(1,087)	—
Interest payable	709	—	179	—	888
Unearned insurance premiums and service revenue	—	—	2,314	—	2,314
Accrued expenses and other liabilities	680	93	3,606	(1,982)	2,397
Total liabilities	34,070	93	113,204	(10,408)	136,959
Total equity	14,208	14,928	25,001	(39,929)	14,208
Total liabilities and equity	$48,278	$15,021	$138,205	$(50,337)	$151,167

(a)	Amounts presented are based upon the legal transfer of the underlying assets to VIEs in order to reflect legal ownership.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Condensed Consolidating Statement of Cash Flows

Three months ended March 31, 2014 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Operating activities
Net cash (used in) provided by operating activities	$(207)	$(11)	$1,271	$(121)	$932
Investing activities
Purchases of available-for-sale securities	—	—	(907)	—	(907)
Proceeds from sales of available-for-sale securities	—	—	1,354	—	1,354
Proceeds from maturities and repayments of available-for-sale securities	—	—	592	—	592
Net decrease (increase) in finance receivables and loans	1,918	—	(1,426)	—	492
Net decrease (increase) in loans — intercompany	702	—	(84)	(618)	—
Net decrease (increase) in operating lease assets	563	—	(1,638)	—	(1,075)
Capital contributions to subsidiaries	(651)	—	—	651	—
Returns of contributed capital	295	—	—	(295)	—
Net change in restricted cash	—	—	1,580	—	1,580
Other, net	(1)	—	112	—	111
Net cash provided by (used in) investing activities	2,826	—	(417)	(262)	2,147
Financing activities
Net change in short-term borrowings — third party	179	—	(3,563)	—	(3,384)
Net (decrease) increase in deposits	(19)	—	2,036	—	2,017
Proceeds from issuance of long-term debt — third party	1,269	—	8,133	—	9,402
Repayments of long-term debt — third party	(4,635)	—	(6,048)	—	(10,683)
Net change in debt — intercompany	85	—	(702)	617	—
Dividends paid — third party	(68)	—	—	—	(68)
Dividends paid and returns of contributed capital — intercompany	—	—	(416)	416	—
Capital contributions from parent	—	—	651	(651)	—
Net cash (used in) provided by financing activities	(3,189)	—	91	382	(2,716)
Effect of exchange-rate changes on cash and cash equivalents	—	—	(1)	—	(1)
Net (decrease) increase in cash and cash equivalents	(570)	(11)	944	(1)	362
Cash and cash equivalents at beginning of year	2,930	37	2,974	(410)	5,531
Cash and cash equivalents at March 31	$2,360	$26	$3,918	$(411)	$5,893

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Three months ended March 31, 2013 ($ in millions)	Parent	Guarantors	Nonguarantors	Consolidating adjustments	Ally consolidated
Operating activities
Net cash provided by operating activities	$5,272	$3,109	$426	$(6,553)	$2,254
Investing activities
Purchases of available-for-sale securities	—	—	(4,626)	—	(4,626)
Proceeds from sales of available-for-sale securities	—	—	1,543	—	1,543
Proceeds from maturities and repayments of available-for-sale securities	—	—	1,604	—	1,604
Net (increase) decrease in finance receivables and loans	(5,260)	80	5,138	—	(42)
Net (increase) decrease in loans — intercompany	(369)	251	312	(194)	—
Net increase in operating lease assets	(354)	—	(1,357)	—	(1,711)
Capital contributions to subsidiaries	(126)	—	—	126	—
Returns of contributed capital	158	149	—	(307)	—
Proceeds from sale of business units, net	409	—	2,420	—	2,829
Net change in restricted cash	—	(26)	1,093	—	1,067
Other, net	11	—	30	—	41
Net cash (used in) provided by investing activities	(5,531)	454	6,157	(375)	705
Financing activities
Net change in short-term borrowings — third party	135	35	348	—	518
Net (decrease) increase in deposits	(148)	—	2,553	(45)	2,360
Proceeds from issuance of long-term debt — third party	24	—	4,229	—	4,253
Repayments of long-term debt — third party	(347)	(70)	(11,028)	—	(11,445)
Net change in debt — intercompany	161	(271)	118	(8)	—
Dividends paid — third party	(200)	—	—	—	(200)
Dividends paid and returns of contributed capital — intercompany	—	(3,254)	(3,606)	6,860	—
Capital contributions from parent	—	—	126	(126)	—
Net cash used in financing activities	(375)	(3,560)	(7,260)	6,681	(4,514)
Effect of exchange-rate changes on cash and cash equivalents	—	—	67	—	67
Net (decrease) increase in cash and cash equivalents	(634)	3	(610)	(247)	(1,488)
Adjustment for change in cash and cash equivalents of operations held-for-sale	—	(3)	1,415	—	1,412
Cash and cash equivalents at beginning of year	3,977	—	4,027	(491)	7,513
Cash and cash equivalents at March 31	$3,343	$—	$4,832	$(738)	$7,437
25.    Contingencies and Other Risks
In the normal course of business, we enter into transactions that expose us to varying degrees of risk. For additional information on contingencies and other risks arising from such transactions, refer to Note 29 to the Consolidated Financial Statements in our 2013 Annual Report on Form 10-K.
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
Further, in December 2013, Ally Financial Inc. and Ally Bank entered into Consent Orders issued by the CFPB and the DOJ pertaining to the allegation of disparate impact in the automotive finance business, which resulted in a $98 million charge in the fourth quarter of 2013. The Consent Orders require Ally to create a compliance plan addressing, at a minimum, the communication of Ally’s expectations of Equal Credit Opportunity Act compliance to dealers, maintenance of Ally’s existing limits on dealer finance income for contracts acquired by Ally, and monitoring for potential discrimination both at the dealer level and across all dealers. Ally formed a compliance committee consisting of Ally and Ally Bank directors to oversee Ally’s execution of the Consent Orders’ terms. Failure to achieve certain remediation targets could result in the payment of additional amounts in the future.
Investigations, proceedings or information-gathering requests that Ally is, or may become, involved in may result in material adverse consequences including without limitation, adverse judgments, settlements, fines, penalties, injunctions, or other actions.
Loan Repurchases and Obligations Related to Loan Sales
Representation and Warranty Obligation Reserve
The representation and warranty reserve was $46 million at March 31, 2014 with respect to our sold and serviced loans for which we have retained representation and warranty obligation, compared to $45 million at December 31, 2013. The liability for representation and warranty obligations reflects management's best estimate of probable losses with respect to Ally Bank's mortgage loans sold to Freddie Mac and Fannie Mae.
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
26.    Subsequent Events
Declaration of Quarterly Dividend Payments
On April 17, 2014, the Ally Board of Directors declared quarterly dividend payments on certain outstanding preferred stock. This included a cash dividend of $16.92 per share, or a total of $44 million, on Fixed Rate Cumulative Perpetual Preferred Stock, Series G; and a cash dividend of $0.53 per share, or a total of $22 million, on Fixed Rate/Floating Rate Perpetual Preferred Stock, Series A. The dividends are payable to shareholders of record as of May 1, 2014 and are payable on May 15, 2014.
Initial Public Offering of Common Stock, Stock Split, and Changes in Number of Shares Authorized
Refer to Note 1 to the Condensed Consolidated Financial Statements for further discussion regarding the IPO, stock split, and changes in the number of authorized shares for issuance of common stock and Series A Preferred Stock that occurred in April 2014.

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
The following table presents selected statement of income data.

	Three months ended March 31,
($ in millions)	2014	2013
Total financing revenue and other interest income	$2,075	$1,956
Interest expense	712	881
Depreciation expense on operating lease assets	542	435
Net financing revenue	821	640
Total other revenue	321	386
Total net revenue	1,142	1,026
Provision for loan losses	137	131
Total noninterest expense	713	958
Income from continuing operations before income tax expense (benefit)	292	(63)
Income tax expense (benefit) from continuing operations	94	(123)
Net income from continuing operations	198	60
Income from discontinued operations, net of tax	29	1,033
Net income	$227	$1,093
Basic and diluted earnings per common share:
Net income (loss) from continuing operations	$0.27	$(0.34)
Net income	0.33	2.16

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table presents selected balance sheet and ratio data.

	At and for the three months ended March 31,
($ in millions)	2014	2013
Selected period-end balance sheet data:
Total assets	$148,452	$166,199
Long-term debt	$68,295	$67,621
Preferred stock	$1,255	$6,940
Total equity	$14,459	$20,474
Financial ratios
Return on average assets (a)	0.61%	2.54%
Return on average equity (a)	6.43%	21.98%
Return on average tangible common equity (b)	4.86%	27.99%
Equity to assets (a)	9.54%	11.57%
Net interest spread (a)(c)	2.27%	1.67%
Net interest spread excluding original issue discount (a)(c)	2.43%	1.89%
Net yield on interest-earning assets (a)(d)	2.40%	1.90%
Net yield on interest-earning assets excluding original issue discount (a)(c)	2.53%	2.07%
Regulatory capital ratios
Tier 1 capital (to risk-weighted assets) (d)	12.12%	14.59%
Total risk-based capital (to risk-weighted assets) (f)	13.02%	15.59%
Tier 1 leverage (to adjusted quarterly average assets) (g)	10.39%	12.01%
Total equity	$14,459	$20,474
Goodwill and certain other intangibles	(27)	(489)
Unrealized gains and other adjustments	(1,498)	(1,865)
Trust preferred securities	2,545	2,543
Tier 1 capital (e)	15,479	20,663
Preferred stock	(1,255)	(6,940)
Trust preferred securities	(2,545)	(2,543)
Tier 1 common capital (non-GAAP) (h)	$11,679	$11,180
Risk-weighted assets (i)	$127,734	$141,623
Tier 1 common (to risk-weighted assets) (h)	9.14%	7.89%
Basel I to estimated Basel III reconciliation
Tier 1 common capital (non-GAAP) (g) — Basel I	$11,679
Adjustments from Basel I to Basel III	626
Estimated Tier 1 common capital — Basel III (fully phased-in)	$12,305
Risk-weighted assets (h) — Basel I	$127,734
Adjustments from Basel I to Basel III	4,251
Estimated risk-weighted assets — Basel III (fully phased-in)	$131,985
Estimated Tier 1 common ratio — Basel III (fully phased-in)	9.32%

(a)	The ratios were based on average assets and average equity using a combination of monthly and daily average methodologies.

(b)
Return on tangible common equity (ROTCE) represents GAAP net income available to common shareholders divided by a two-period average of tangible common equity, which is total shareholder's equity less preferred stock.

(c)
Net interest spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities, excluding discontinued operations for the periods shown.

(d)	Net yield on interest-earning assets represents net financing revenue as a percentage of total interest-earning assets.

(e)
Tier 1 capital generally consists of common equity, minority interests, qualifying noncumulative preferred stock, and the fixed rate cumulative preferred stock sold to Treasury under TARP, less goodwill and other adjustments.

(f)
Total risk-based capital is the sum of Tier 1 and Tier 2 capital. Tier 2 capital generally consists of preferred stock not qualifying as Tier 1 capital, limited amounts of subordinated debt and the allowance for loan losses, and other adjustments. The amount of Tier 2 capital may not exceed the amount of Tier 1 capital.

(g)
Tier 1 leverage equals Tier 1 capital divided by adjusted quarterly average total assets (which reflects adjustments for disallowed goodwill and certain intangible assets). The minimum Tier 1 leverage ratio is 3% or 4% depending on factors specified in the regulations.

(h)
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

(i)	Risk-weighted assets are defined by regulation and are determined by allocating assets and specified off-balance sheet financial instruments into several broad risk categories.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Overview
Ally Financial Inc. (formerly GMAC Inc.) is a leading, independent, financial services firm. Founded in 1919, we are a leading automotive financial services company with over 90 years of experience, providing a broad array of financial products and services to automotive dealers and their customers. We operate as a financial holding company and a bank holding company. Our banking subsidiary, Ally Bank, is an indirect wholly owned subsidiary of Ally Financial Inc. and a leading franchise in the growing direct (internet, telephone, mobile, and mail) banking market.
Initial Public Offering of Common Stock and Stock Split
In April 2014, we completed an initial public offering (IPO) of 95 million shares of common stock at $25 per share. Proceeds from the offering amounted to $2.4 billion, which were obtained by the U.S. Department of the Treasury (Treasury) as the single selling stockholder. In connection with the IPO, we effected a 310-for-one stock split on shares of our common stock, $0.01 par value per share. Accordingly, all references in this MD&A and in the Condensed Consolidated Financial Statements to share and per share amounts relating to common stock have been adjusted, on a retroactive basis, to recognize the 310-for-one stock split.
Discontinued Operations
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

	Three months ended March 31,
($ in millions)	2014	2013	Favorable/ (unfavorable) % change
Total net revenue (loss)
Dealer Financial Services
Automotive Finance operations	$884	$855	3
Insurance operations	287	320	(10)
Mortgage operations	18	15	20
Corporate and Other	(47)	(164)	71
Total	$1,142	$1,026	11
Income (loss) from continuing operations before income tax expense (benefit)
Dealer Financial Services
Automotive Finance operations	$339	$343	(1)
Insurance operations	74	61	21
Mortgage operations	17	(204)	108
Corporate and Other	(138)	(263)	48
Total	$292	$(63)	n/m
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

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

•
Corporate and Other primarily consists of our Commercial Finance Group, centralized corporate treasury activities, such as management of the cash and corporate investment securities portfolios, short- and long-term debt, retail and brokered deposit liabilities, derivative instruments, the amortization of the discount associated with new debt issuances and bond exchanges, and the residual impacts of our corporate funds-transfer pricing (FTP) and treasury asset liability management (ALM) activities. Corporate and Other also includes certain equity investments, overhead that was previously allocated to operations that have since been sold or classified as discontinued operations, and reclassifications and eliminations between the reportable operating segments. Our Commercial Finance Group provides senior secured commercial-lending products to primarily U.S.-based middle market companies.

Effective May 1, 2014, our Commercial Finance Group, was renamed Ally Corporate Finance, and was aligned under Ally Bank, allowing this business to have a more competitive source of funding.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Consolidated Results of Operations
The following table summarizes our consolidated operating results excluding discontinued operations for the periods shown. Refer to the operating segment sections of the MD&A that follows for a more complete discussion of operating results by line of business.

	Three months ended March 31,
($ in millions)	2014	2013	Favorable/ (unfavorable) % change
Net financing revenue
Total financing revenue and other interest income	$2,075	$1,956	6
Interest expense	712	881	19
Depreciation expense on operating lease assets	542	435	(25)
Net financing revenue	821	640	28
Other revenue
Net servicing income (loss)	9	(119)	108
Insurance premiums and service revenue earned	241	259	(7)
Gain on mortgage and automotive loans, net	—	38	(100)
Loss on extinguishment of debt	(39)	—	(100)
Other gain on investments, net	43	51	(16)
Other income, net of losses	67	157	(57)
Total other revenue	321	386	(17)
Total net revenue	1,142	1,026	11
Provision for loan losses	137	131	(5)
Noninterest expense
Compensation and benefits expense	254	285	11
Insurance losses and loss adjustment expenses	68	115	41
Other operating expenses	391	558	30
Total noninterest expense	713	958	26
Income (loss) from continuing operations before income tax expense (benefit)	292	(63)	n/m
Income tax expense (benefit) from continuing operations	94	(123)	(176)
Net income from continuing operations	$198	$60	n/m
n/m = not meaningful
We earned net income from continuing operations of $198 million for the three months ended March 31, 2014, compared to $60 million for the three months ended March 31, 2013. Net income from continuing operations for the three months ended March 31, 2014 was favorably impacted by lower funding costs resulting from the maturity and repayment of higher-cost debt, and lower original issue discount (OID) amortization expense related to bond maturities and normal monthly amortization. Additional favorability was due to our Mortgage operations, as results for the three months ended March 31, 2013 were unfavorably impacted by the valuation of our mortgage servicing rights (MSRs) portfolio, which was subsequently sold during the second quarter of 2013. These items were partially offset by higher depreciation expense related to higher lease asset balances as a result of strong lease origination volume.
Total financing revenue and other interest income increased $119 million for the three months ended March 31, 2014, compared to the same period in 2013. The increase resulted primarily from an increase in operating lease revenue for our Automotive Finance operations driven primarily by higher lease asset balances as a result of strong origination volume. Additionally, we continued to originate volume across a broad credit spectrum, resulting in margin expansion. This increase was partially offset by lower mortgage loan production as a result of the wind-down of our consumer held-for-sale portfolio and runoff of our held-for-investment portfolio.
Interest expense decreased 19% for the three months ended March 31, 2014, compared to the same period in 2013, primarily due to lower funding costs as a result of continued deposit growth and the refinancing of higher-cost legacy debt, and a decrease in OID amortization expense.
Depreciation expense on operating lease assets increased 25% for the three months ended March 31, 2014, compared to the same period in 2013, primarily due to higher lease asset balances as a result of strong lease origination volume, partially offset by higher lease remarketing gains.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

We earned net servicing income of $9 million for the three months ended March 31, 2014, compared to net servicing loss of $119 million for the same period in 2013. The increase was primarily due to the completed sales of our agency MSRs portfolio to Ocwen Financial Corp. (Ocwen) and Quicken Loans Inc. (Quicken) in the second quarter of 2013.
Gain on mortgage and automotive loans decreased $38 million for the three months ended March 31, 2014, compared to the same period in 2013. The decrease was primarily related to our decision to cease mortgage-lending production through our direct lending channel, and margins associated with government-sponsored refinancing programs. Furthermore, while we continue to evaluate opportunistic use of whole-loan sales as a source of funding in our Automotive Finance operations, we have not executed any whole-loan sales during the three months ended March 31, 2014, and have primarily focused on securitization and deposit-based funding sources.
We incurred a loss on extinguishment of debt of $39 million for the three months ended March 31, 2014, compared to no such activity for the same period in 2013. This increase was due to the accelerated recognition of issuance expenses related to calls of redeemable debt during the three months ended March 31, 2014.
Other income, net of losses, decreased 57% for the three months ended March 31, 2014, compared to the same period in 2013. The decrease was primarily due to lower fee income and net origination revenue related to our exit from consumer mortgage-lending production associated with government-sponsored refinancing programs.
The provision for loan losses was $137 million for the three months ended March 31, 2014, compared to $131 million for the same period in 2013. The increase was primarily due to the continued execution of our underwriting strategy to originate consumer automotive assets across a broad credit spectrum, and growth in our consumer automotive portfolio. The increase was partially offset by a decrease in our Mortgage operations due to the continued runoff of legacy mortgage assets.
Total noninterest expense decreased 26% for the three months ended March 31, 2014, compared to the same period in 2013. The decrease was primarily due to our exit of all non-strategic mortgage-related activities and included lower broker fees from consumer mortgage-lending production associated with government-sponsored refinancing programs, lower representation and warranty expense, and lower insurance losses and loss adjustment expenses primarily resulting from lower weather-related losses, as well as lower non-weather losses driven by the wind-down of the Canadian personal lines portfolio.
We recognized total income tax expense from continuing operations of $94 million for the three months ended March 31, 2014, compared to income tax benefit of $123 million for the same period in 2013. The increase in income tax expense was driven by tax expense attributable to higher pretax earnings and certain tax benefits recorded during the three months ended March 31, 2013 that did not recur during the three months ended March 31, 2014 related to the 2013 retroactive reinstatement of the active financing exception by the American Taxpayer Relief Act of 2012 and from the 2013 release of valuation allowance related to the measurement of foreign tax credit carryforwards anticipated to be utilized in the future.
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

	Three months ended March 31,
($ in millions)	2014	2013	Favorable/ (unfavorable) % change
Net financing revenue
Consumer	$739	$729	1
Commercial	264	281	(6)
Operating leases	870	734	19
Other interest income	3	7	(57)
Total financing revenue and other interest income	1,876	1,751	7
Interest expense	514	543	5
Depreciation expense on operating lease assets	542	435	(25)
Net financing revenue	820	773	6
Other revenue
Servicing fees	9	19	(53)
Other income	55	63	(13)
Total other revenue	64	82	(22)
Total net revenue	884	855	3
Provision for loan losses	159	112	(42)
Noninterest expense
Compensation and benefits expense	123	113	(9)
Other operating expenses	263	287	8
Total noninterest expense	386	400	4
Income from continuing operations before income tax expense (benefit)	$339	$343	(1)
Total assets	$109,307	$118,882	(8)
Our Automotive Finance operations earned income from continuing operations before income tax expense of $339 million for the three months ended March 31, 2014, compared to $343 million for the three months ended March 31, 2013. Results for the three months ended March 31, 2014 were unfavorably impacted by lower commercial revenue, higher depreciation expense on our growing operating lease portfolio, and higher provision for loan losses due to the continued execution of our underwriting strategy to originate consumer automotive assets across a broad credit spectrum. These items were mostly offset by higher operating lease revenue driven by growth in the operating lease portfolio.
Consumer financing revenue increased $10 million for the three months ended March 31, 2014, compared to the same period in 2013, due to continued growth in the used vehicle portfolio; however, our GM and Chrysler penetration levels for new retail automotive loans were lower than those in 2013, and we continue to see lower yields as a result of the competitive market environment for automotive financing.
Commercial financing revenue decreased 6% for the three months ended March 31, 2014, compared to the same period in 2013, primarily due to lower yields as a result of increased competition in the wholesale marketplace.
Operating lease revenue increased 19% for the three months ended March 31, 2014, compared to the same period in 2013, primarily due to higher lease asset balances as a result of strong origination volume.
Depreciation expense on operating lease assets increased 25% for the three months ended March 31, 2014, compared to the same period in 2013, primarily due to higher lease asset balances as a result of strong lease origination volume, partially offset by higher lease remarketing gains.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Servicing fee income decreased $10 million for the three months ended March 31, 2014, compared to the same period in 2013, due to lower levels of off-balance sheet retail serviced assets.
Other income decreased $8 million for the three months ended March 31, 2014, compared to the same period in 2013. The decrease was primarily due to a one-time fee earned from a vendor during the three months ended March 31, 2013 that did not occur during the three months ended March 31, 2014, partially offset by an increase in remarketing fee income.
The provision for loan losses was $159 million for the three months ended March 31, 2014, compared to $112 million for the same period in 2013. The increase was primarily due to the continued execution of our underwriting strategy to originate consumer automotive assets across a broad credit spectrum, and growth in our consumer automotive portfolio.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Automotive Financing Volume
Consumer Automotive Financing Volume
The following table summarizes our new and used vehicle consumer financing volume, including lease, and our share of consumer sales in the United States.

	Consumer automotive financing volume		% Share of manufacturer consumer sales
Three months ended March 31, (units in thousands)	2014	2013	2014	2013
GM new vehicles	144	151	28	31
Chrysler new vehicles	32	71	8	24
Other non-GM and non-Chrysler new vehicles	23	19
Used vehicles	142	126
Total consumer automotive financing volume	341	367
Consumer automotive financing volume decreased during the three months ended March 31, 2014, compared to the same period in 2013, primarily due to a decrease in Chrysler originations as a result of the expiration of our operating agreement on April 30, 2013. The decrease was partially offset by an increase in used vehicle volume and non-GM and non-Chrysler vehicle originations, as well as an increase in GM lease volume.
The following table presents the total U.S. consumer origination dollars and percentage mix by product type.

	Consumer automotive financing originations		% Share of Ally originations
Three months ended March 31, ($ in millions)	2014	2013	2014	2013
GM new vehicles
New retail standard	$1,528	$1,496	17	15
New retail subvented	860	1,291	9	13
Lease	2,332	1,883	25	19
Total GM new vehicle originations	4,720	4,670
Chrysler new vehicles
New retail standard	708	1,046	8	11
New retail subvented	—	231	—	3
Lease	257	789	3	8
Total Chrysler new vehicle originations	965	2,066
Other new retail vehicles	632	508	7	5
Other lease	82	38	1	1
Used vehicles	2,793	2,450	30	25
Total consumer automotive financing originations	$9,192	$9,732
During the three months ended March 31, 2014, total GM new vehicle originations increased, compared to the same period in 2013, primarily due to strong lease volume, partially offset by lower new retail subvented volume. Chrysler new retail volume decreased primarily as a result of lower retail penetration after the expiration of our operating agreement on April 30, 2013. Other new retail and used vehicle originations were higher due to the continued strategic focus within the non-GM and non-Chrysler market.
For discussion of manufacturing marketing incentives, refer to our Annual Report on Form 10-K for the year ended December 31, 2013, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — Automotive Finance Operations.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Commercial Wholesale Financing Volume
The following table summarizes the average balances of our commercial wholesale floorplan finance receivables of new and used vehicles and share of dealer inventory in the United States.

	Average balance		% Share of manufacturer franchise dealer inventory
Three months ended March 31, ($ in millions)	2014	2013	2014	2013
GM new vehicles (a)	$16,716	$16,291	64	69
Chrysler new vehicles (a)	8,015	7,211	46	54
Other non-GM and non-Chrysler new vehicles	3,077	2,541
Used vehicles	2,978	3,052
Total commercial wholesale finance receivables	$30,786	$29,095

(a)	Share of dealer inventory based on a 4-point average of dealer inventory (excludes in-transit units).
Commercial wholesale financing average volume increased during the three months ended March 31, 2014, compared to the same period in 2013, primarily due to growing dealer inventories required to support increasing automotive industry sales. Wholesale penetration with GM and Chrysler decreased during the three months ended March 31, 2014, compared to the same period in 2013, as a result of increased competition in the wholesale marketplace.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Insurance Operations
Results of Operations
The following table summarizes the operating results of our Insurance operations excluding discontinued operations for the periods shown. The amounts presented are before the elimination of balances and transactions with our other reportable segments.

	Three months ended March 31,
($ in millions)	2014	2013	Favorable/ (unfavorable) % change
Insurance premiums and other income
Insurance premiums and service revenue earned	$241	$259	(7)
Investment income	43	58	(26)
Other income	3	3	—
Total insurance premiums and other income	287	320	(10)
Expense
Insurance losses and loss adjustment expenses	68	115	41
Acquisition and underwriting expense
Compensation and benefits expense	16	15	(7)
Insurance commissions expense	90	92	2
Other expenses	39	37	(5)
Total acquisition and underwriting expense	145	144	(1)
Total expense	213	259	18
Income from continuing operations before income tax expense (benefit)	$74	$61	21
Total assets (a)	$7,184	$8,331	(14)
Insurance premiums and service revenue written	$244	$234	4
Combined ratio (b)	87.9%	99.7%

(a)	The decrease in total assets from 2013 to 2014 was primarily due to the sale of select insurance operations. Refer to Note 2 to the Condensed Consolidated Financial Statements for further detail.

(b)
Management uses a combined ratio as a primary measure of underwriting profitability. Underwriting profitability is indicated by a combined ratio under 100% and is calculated as the sum of all incurred losses and expenses (excluding interest and income tax expense) divided by the total of premiums and service revenues earned and other fee income.

Our Insurance operations earned income from continuing operations before income tax expense of $74 million for the three months ended March 31, 2014, compared to $61 million for the three months ended March 31, 2013. The increase was primarily due to lower weather-related losses, partially offset by lower realized investment gains and the recognition of other-than-temporary impairment on certain equity securities.
Insurance premiums and service revenue earned was $241 million for the three months ended March 31, 2014, compared to $259 million for the same period in 2013. The decrease was primarily due to the wind-down of Canadian personal lines portfolio and slightly lower revenue on U.S. vehicle service products, partially offset by higher earned premium due to higher inventory levels in our wholesale business.
Investment income totaled $43 million for the three months ended March 31, 2014, compared to $58 million for the same period in 2013. The decrease was primarily due to lower realized investment gains and the recognition of other-than-temporary impairment on certain equity securities of $10 million in 2014 as compared to $8 million in 2013.
Insurance losses and loss adjustment expenses totaled $68 million for the three months ended March 31, 2014, compared to $115 million for the same period in 2013. The decrease was primarily due to lower weather-related losses, as well as lower non-weather losses driven by the wind-down of the Canadian personal lines portfolio and lower losses in line with earned premium. This primarily drove the decrease in the combined ratio to 87.9% for the three months ended March 31, 2014 compared to 99.7% for the same period in 2013.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table shows premium and service revenue written by insurance product.

	Three months ended March 31,
($ in millions)	2014	2013
Vehicle service contracts
New retail	$95	$98
Used retail	127	125
Reinsurance	(35)	(34)
Total vehicle service contracts	187	189
Wholesale	44	27
Other finance and insurance (a)	13	18
Total	$244	$234

(a)	Other finance and insurance includes Guaranteed Automobile Protection (GAP) coverage, excess wear and tear, and other ancillary products.
Insurance premiums and service revenue written was $244 million for the three months ended March 31, 2014 compared to $234 million for the same period in 2013. Insurance premiums and service revenue written increased due to higher wholesale premium driven by non-renewal of our catastrophic reinsurance policy in 2014. This is partially offset by the newly implemented, automotive manufacturer provided, maintenance and wear coverage for the first twelve months, the discontinuation of the Chrysler GAP products, and increased vehicle service reinsurance participation, which is in line with the market.
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
The following table summarizes the composition of the cash and investment portfolio held at fair value by our Insurance operations.

($ in millions)	March 31, 2014	December 31, 2013
Cash
Noninterest-bearing cash	$166	$166
Interest-bearing cash	1,013	810
Total cash	1,179	976
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	379	568
U.S. States and political subdivisions	338	315
Foreign government	279	288
Mortgage-backed	1,082	1,102
Asset-backed	36	37
Corporate debt	1,083	1,069
Total debt securities	3,197	3,379
Equity securities	938	940
Total available-for-sale securities	4,135	4,319
Total cash and securities	$5,314	$5,295

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Mortgage Operations
Results of Operations
The following table summarizes the operating results for our Mortgage operations excluding discontinued operations for the periods shown. The amounts presented are before the elimination of balances and transactions with our other reportable segments.

	Three months ended March 31,
($ in millions)	2014	2013	Favorable/ (unfavorable) % change
Net financing revenue
Total financing revenue and other interest income	$76	$122	(38)
Interest expense	62	88	30
Net financing revenue	14	34	(59)
Servicing fees	—	63	(100)
Servicing asset valuation and hedge activities, net	—	(201)	100
Total servicing income, net	—	(138)	100
Gain on mortgage loans, net	—	38	(100)
Other income, net of losses	4	81	(95)
Total other revenue (loss)	4	(19)	121
Total net revenue	18	15	20
Provision for loan losses	(23)	20	n/m
Noninterest expense
Compensation and benefits expense	4	25	84
Representation and warranty expense	1	83	99
Other operating expenses	19	91	79
Total noninterest expense	24	199	88
Income (loss) from continuing operations before income tax expense (benefit)	$17	$(204)	108
Total assets	$7,937	$11,284	(30)
n/m = not meaningful
Our Mortgage operations earned income from continuing operations before income tax expense of $17 million for the three months ended March 31, 2014, compared to incurring a loss from continuing operations before income tax expense of $204 million for the three months ended March 31, 2013. Results for the three months ended March 31, 2013 were unfavorably impacted by the valuation of our MSR portfolio and representation and warranty liability, which were subsequently sold and transferred during the second quarter of 2013. Additional favorability during the three months ended March 31, 2014 was the result of lower noninterest expense driven by our exit in 2013 of all non-strategic mortgage-related activities, including consumer mortgage-lending production associated with government-sponsored refinancing programs, our warehouse lending operations, and our agency MSRs portfolio.
Net financing revenue was $14 million for the three months ended March 31, 2014, compared to $34 million for the same period in 2013. The decrease in net financing revenue was primarily due to the wind-down of our consumer held-for-sale portfolio and runoff of our held-for-investment portfolio, partially offset by lower interest expense as a result of lower funding costs.
We earned no net servicing income for the three months ended March 31, 2014, compared to a net servicing loss of $138 million for the same period in 2013, due to the completed sales of our agency MSR portfolio to Ocwen and Quicken during the second quarter of 2013.
The net gain on mortgage loans decreased $38 million for the three months ended March 31, 2014, compared to the same period in 2013. The decrease was primarily related to our decision to cease mortgage-lending production through our direct lending channel, and margins associated with government-sponsored refinancing programs.
Other income, net of losses, was $4 million for the three months ended March 31, 2014, compared to $81 million for the same period in 2013. The decrease was primarily due to lower fee income and net origination revenue related to our exit from consumer mortgage-lending production associated with government-sponsored refinancing programs.
The provision for loan losses decreased $43 million for the three months ended March 31, 2014, compared to the same period in 2013. The decrease was primarily due to lower reserve requirements as a result of the continued runoff of legacy mortgage assets, lower net charge-offs in 2014, and improvements in home prices.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Total noninterest expense decreased $175 million for the three months ended March 31, 2014, compared to the same period in 2013. The decrease was primarily due to our exit of all non-strategic mortgage-related activities and included lower broker fees from consumer mortgage-lending production associated with government-sponsored refinancing programs, lower compensation and benefits expense driven by the exit of our consumer held-for-sale portfolio strategies, and lower representation and warranty expense.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Corporate and Other
The following table summarizes the activities of Corporate and Other excluding discontinued operations for the periods shown. Corporate and Other primarily consists of our Commercial Finance Group, centralized corporate treasury activities, such as management of the cash and corporate investment securities portfolios, short- and long-term debt, retail and brokered deposit liabilities, derivative instruments, the amortization of the discount associated with new debt issuances and bond exchanges, and the residual impacts of our corporate funds-transfer pricing (FTP) and treasury asset liability management (ALM) activities. Corporate and Other also includes certain equity investments, overhead that was previously allocated to operations that have since been sold or classified as discontinued operations, and reclassifications and eliminations between the reportable operating segments. Our Commercial Finance Group provides senior secured commercial-lending products to primarily U.S.-based middle market companies. Effective May 1, 2014, our Commercial Finance Group, was renamed Ally Corporate Finance, and was aligned under Ally Bank, allowing this business to have a more competitive source of funding.

	Three months ended March 31,
($ in millions)	2014	2013	Favorable/ (unfavorable) % change
Net financing loss
Total financing revenue and other interest income	$94	$53	77
Interest expense
Original issue discount amortization	48	60	20
Other interest expense	74	172	57
Total interest expense	122	232	47
Net financing loss (a)	(28)	(179)	—
Other revenue
Loss on extinguishment of debt	(39)	—	n/m
Other gain on investments, net	14	3	n/m
Other income, net of losses	6	12	(50)
Total other revenue	(19)	15	n/m
Total net loss	(47)	(164)	71
Provision for loan losses	1	(1)	n/m
Noninterest expense
Compensation and benefits expense	111	132	16
Other operating expense (b)	(21)	(32)	(34)
Total noninterest expense	90	100	10
Loss from continuing operations before income tax expense (benefit)	$(138)	$(263)	48
Total assets	$24,024	$27,702	(13)
n/m = not meaningful

(a)	Refer to the table that follows for further details on the components of net financing loss.

(b)
Includes a reduction of $185 million for the three months ended March 31, 2014, and $193 million for the three months ended March 31, 2013, related to the allocation of corporate overhead expenses to other segments. The receiving segments record their allocation of corporate overhead expense within other operating expense.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table summarizes the components of net financing losses for Corporate and Other.

	Three months ended March 31,
($ in millions)	2014	2013
Original issue discount amortization (a)	$(48)	$(60)
Net impact of the funds transfer pricing methodology
Unallocated liquidity costs (b)	(11)	(84)
Funds-transfer pricing / cost of funds mismatch (c)	146	61
Unassigned equity costs (d)	(132)	(109)
Total net impact of the funds transfer pricing methodology	3	(132)
Other (including Commercial Finance Group net financing revenue)	17	13
Total net financing losses for Corporate and Other	$(28)	$(179)
Outstanding original issue discount balance	$1,548	$1,780

(a)	Amortization is included as interest on long-term debt in the Condensed Consolidated Statement of Comprehensive Income.

(b)	Represents the unallocated cost of funding our cash and investment portfolio.

(c)
Represents our methodology to assign funding costs to classes of assets and liabilities based on expected duration and the London Interbank Offered Rate (LIBOR) swap curve plus an assumed credit spread. Matching duration allocates interest income and interest expense to the reportable segments so the respective reportable segments results are insulated from interest rate risk. The balance above is the resulting benefit (loss) due to holding interest rate risk at Corporate and Other.

(d)	Primarily represents the unassigned cost of maintaining required capital positions for certain of our regulated entities, primarily Ally Bank and Ally Insurance.
The following table presents the scheduled remaining amortization of original issue discount at March 31, 2014.

Year ended December 31, ($ in millions)	2014	2015	2016	2017	2018	2019 and thereafter (a)	Total
Original issue discount
Outstanding balance	$1,404	$1,344	$1,278	$1,200	$1,108	$—
Total amortization (b)	144	60	66	78	92	1,108	$1,548

(a)	The maximum annual scheduled amortization for any individual year is $158 million in 2030.

(b)	The amortization is included as interest on long-term debt on the Condensed Consolidated Statement of Comprehensive Income.
Loss from continuing operations before income tax expense for Corporate and Other was $138 million for the three months ended March 31, 2014, compared to $263 million for the three months ended March 31, 2013. Corporate and Other’s loss from continuing operations before income tax expense was driven by net financing losses, which primarily represents original issue discount amortization expense and the net impact of our FTP methodology, which includes the unallocated cost of maintaining our liquidity and investment portfolios. The improvement in the loss from continuing operations before income tax expense for the three months ended March 31, 2014 was primarily due to decreases in OID amortization expense related to bond maturities and normal monthly amortization, lower funding costs as a result of maturity and repayment of high cost debt, and reduction in FTP revenue allocation. The improvement was partially offset by a loss on extinguishment of debt due to the accelerated recognition of issuance expenses related to calls of redeemable debt during the three months ended March 31, 2014.
Corporate and Other also includes the results of our Commercial Finance Group. Our Commercial Finance Group earned income from continuing operations before income tax expense of $10 million for the three months ended March 31, 2014, compared to $18 million for the three months ended March 31, 2013. The decrease was primarily due to the gain on sale of certain non-core assets during the quarter ended March 31, 2013, partially offset by higher net financing revenue during the current quarter resulting from asset growth in the core business.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Cash and Investments
The following table summarizes the composition of the cash and securities portfolio held at fair value by Corporate and Other.

($ in millions)	March 31, 2014	December 31, 2013
Cash
Noninterest-bearing cash	$1,150	$1,123
Interest-bearing cash	3,529	3,396
Total cash	4,679	4,519
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	869	859
Mortgage-backed	9,225	9,718
Asset-backed	2,098	2,183
Total debt securities	12,192	12,760
Equity securities	—	4
Total available-for-sale securities	12,192	12,764
Total cash and securities	$16,871	$17,283

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Risk Management
Managing the risk/reward trade-off is a fundamental component of operating our businesses. Our risk management program is overseen by the Ally Board of Directors (the Board), various risk committees, the executive leadership team, and our associates. The Board sets the risk appetite across our company while the risk committees, executive leadership team, and our associates identify and monitor potential risks and manage those risks to be within our risk appetite. Ally's primary risks include credit, lease residual, market, operational, insurance/underwriting, and liquidity. For more information on our risk management process, refer to the Risk Management MD&A section of our 2013 Annual Report on Form 10-K.
Loan and Lease Exposure
The following table summarizes the exposures from our loan and lease activities.

($ in millions)	March 31, 2014	December 31, 2013
Finance receivables and loans
Dealer Financial Services	$89,759	$90,220
Mortgage operations	8,138	8,444
Corporate and Other	1,727	1,664
Total finance receivables and loans	99,624	100,328
Held-for-sale loans
Dealer Financial Services	—	—
Mortgage operations	43	16
Corporate and Other	—	19
Total held-for-sale loans	43	35
Total on-balance sheet loans	$99,667	$100,363
Off-balance sheet securitized loans
Dealer Financial Services	$776	$899
Mortgage operations	—	—
Corporate and Other	—	—
Total off-balance sheet securitized loans	$776	$899
Operating lease assets
Dealer Financial Services	$18,187	$17,680
Mortgage operations	—	—
Corporate and Other	—	—
Total operating lease assets	$18,187	$17,680
Serviced loans and leases
Dealer Financial Services	$110,868	$111,589
Mortgage operations (a)	8,069	8,333
Corporate and Other	1,482	1,498
Total serviced loans and leases	$120,419	$121,420

(a)	Represents primary mortgage loan-servicing portfolio only, which includes on-balance sheet loans of $8.1 billion and $8.3 billion at March 31, 2014, and December 31, 2013, respectively.
The risks inherent in our loan and lease exposures are largely driven by changes in the overall economy, used vehicle and housing price levels, unemployment levels, and their impact to our borrowers. The potential financial statement impact of these exposures varies depending on the accounting classification and future expected disposition strategy. We retain the majority of our automobile loans as they complement our core business model, but we do sell loans from time to time on an opportunistic basis. Historically, we primarily originated mortgage loans with the intent to sell and, as such, retained only a small percentage of the loans that we originated or purchased. Mortgage loans that we did not intend to retain were sold to investors, primarily through securitizations guaranteed by the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac), and the Government National Mortgage Association (Ginnie Mae) (collectively, the Government-sponsored Enterprises, or GSEs). We ultimately manage the associated risks based on the underlying economics of the exposure. During 2013, we sold our mortgage business lending operations to Walter Investment Management Corp., completed the sales of agency MSRs to Ocwen and Quicken, and exited the correspondent and direct lending channels. Our ongoing Mortgage operations are limited to the management of our held-for-investment mortgage portfolio.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

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
To mitigate risk, we have implemented specific policies and practices across all lines of business, utilizing both qualitative and quantitative analyses. This reflects our commitment to maintain an independent and ongoing assessment of credit risk and credit quality. Our policies require an objective and timely assessment of the overall quality of the consumer and commercial loan and lease portfolios. This includes the identification of relevant trends that affect the collectability of the portfolios, segments of the portfolios that are potential problem areas, loans and leases with potential credit weaknesses, as well as stress testing and the assessment of the adequacy of internal credit risk policies and procedures to monitor compliance with relevant laws and regulations. In addition, we maintain limits and underwriting policies that reflect our risk appetite.
We manage credit risk based on the risk profile of the borrower, the source of repayment, the underlying collateral, and current market conditions. We monitor the credit risk profile of individual borrowers and the aggregate portfolio of borrowers either within a designated geographic region or a particular product or industry segment. We perform ongoing analyses of the consumer automobile, consumer mortgage, and commercial portfolios using a range of indicators to assess the adequacy of the allowance based on historical and current trends. Refer to Note 6 to the Condensed Consolidated Financial Statements for additional information.
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
Furthermore, we manage our counterparty credit exposure based on the risk profile of the counterparty. Within our policies, we have established standards and requirements for managing counterparty risk exposures in a safe-and-sound manner. Counterparty credit risk is derived from multiple exposure types, including derivatives, securities trading, securities financing transactions, financial futures, cash balances (e.g., due from depository institutions, restricted accounts, and cash equivalents), and investment in debt securities. For more information on Derivative Counterparty Credit Risk, refer to Note 19 to the Condensed Consolidated Financial Statements.
During the three months ended March 31, 2014, the U.S. economy continued to expand, although the pace of growth likely slowed due to the severe winter weather in much of the country. The labor market recovered further during the period, with nonfarm payrolls increasing and the unemployment rate averaging 6.7%. Within the U.S. automotive market, new vehicle sales were unchanged quarter to quarter at a Seasonally Adjusted Annual Rate of 15.6 million. We continue to be cautious with the economic outlook given heightened geo-political risks and expected higher interest rates as the Federal Open Market Committee targets to end its large scale asset purchases by year end.
On-balance Sheet Portfolio
Our on-balance sheet portfolio includes both finance receivables and loans and held-for-sale loans. At March 31, 2014, this primarily included $89.8 billion of automobile finance receivables and loans and $8.1 billion of mortgage finance receivables and loans. Within our on-balance sheet portfolio, we have elected to account for certain mortgage loans at fair value. The valuation allowance recorded on fair value-elected loans is separate from the allowance for loan losses. Changes in the fair value of loans are classified as gain on mortgage and automotive loans, net, in the Condensed Consolidated Statement of Comprehensive Income.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table presents our total on-balance sheet consumer and commercial finance receivables and loans reported at carrying value before allowance for loan losses.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more (b)
($ in millions)	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Consumer
Finance receivables and loans
Loans at historical cost	$64,912	$64,860	$537	$521	$—	$1
Loans at fair value	1	1	—	—	—	—
Total finance receivables and loans	64,913	64,861	537	521	—	1
Loans held-for-sale	43	16	2	9	2	—
Total consumer loans	64,956	64,877	539	530	2	1
Commercial
Finance receivables and loans
Loans at historical cost	34,711	35,467	173	204	—	—
Loans held for sale	—	19	—	—	—	—
Total commercial loans	34,711	35,486	173	204	—	—
Total on-balance sheet loans	$99,667	$100,363	$712	$734	$2	$1

(a)	Includes nonaccrual troubled debt restructured loans (TDRs) of $331 million and $312 million at March 31, 2014, and December 31, 2013, respectively.

(b)
Generally, loans that are 90 days past due and still accruing represent loans with government guarantees. There were no troubled debt restructured loans classified as 90 days past due and still accruing at March 31, 2014 and December 31, 2013.

Total on-balance sheet loans outstanding at March 31, 2014, decreased $696 million to $99.7 billion from December 31, 2013, reflecting a decrease of $775 million in the commercial portfolio and an increase of $79 million in the consumer portfolio. The decrease in commercial on-balance sheet loans outstanding was primarily driven by increased competition across the automotive lending market as well as the seasonality of dealer inventories. The increase in consumer on-balance sheet loans was primarily driven by automobile originations, which outpaced portfolio runoff.
The total TDRs outstanding at March 31, 2014 increased $31 million to $1.3 billion from December 31, 2013, primarily due to our loss mitigation efforts on consumer and commercial loans including continued foreclosure prevention and participation in a variety of government-sponsored refinancing programs. Refer to Note 6 to the Condensed Consolidated Financial Statements for additional information.
Total nonperforming loans at March 31, 2014, decreased $22 million to $712 million from December 31, 2013, reflecting a decrease of $31 million of commercial nonperforming loans and an increase of $9 million of consumer nonperforming loans. The decrease in total nonperforming loans from December 31, 2013 was driven, in part, by the improved performance of the commercial automobile portfolio. Nonperforming loans include finance receivables and loans on nonaccrual status when the principal or interest has been delinquent for 90 days or when full collection is determined not to be probable. Refer to Note 1 to the Consolidated Financial Statements included in our 2013 Annual Report on Form 10-K for additional information.
The following table includes consumer and commercial net charge-offs from finance receivables and loans at historical cost and related ratios reported at carrying value before allowance for loan losses.

	Three months ended March 31,
	Net charge-offs		Net charge-off ratios (a)
($ in millions)	2014	2013	2014	2013
Consumer
Finance receivables and loans at historical cost	$133	$114	0.8%	0.7%
Commercial
Finance receivables and loans at historical cost	—	—	—	—
Total finance receivables and loans at historical cost	$133	$114	0.5%	0.5%

(a)
Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.

Net charge-offs were $133 million for the three months ended March 31, 2014, compared to $114 million for the three months ended March 31, 2013. The increase during the period was largely due to the continued execution of our underwriting strategy to originate consumer

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

automotive assets across a broad credit spectrum and the seasoning of the broader portfolio mix. Loans held-for-sale are accounted for at the lower-of-cost or fair value and, therefore, we do not record charge-offs.
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
Consumer Credit Portfolio
During the three months ended March 31, 2014, the credit performance of the consumer portfolio remained strong and reflects the continued execution of our underwriting strategy to originate consumer automotive assets across a broad credit spectrum to include used, nonprime, extended term, non-GM, non-Chrysler, and non-subvented. For information on our consumer credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements included in our 2013 Annual Report on Form 10-K.
The following table includes consumer finance receivables and loans recorded at historical cost reported at carrying value before allowance for loan losses.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more (b)
($ in millions)	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Consumer automobile (c)	$56,775	$56,417	$329	$329	$—	$—
Consumer mortgage	8,137	8,443	208	192	—	1
Total consumer finance receivables and loans	$64,912	$64,860	$537	$521	$—	$1

(a)	Includes nonaccrual troubled debt restructured loans of $256 million and $237 million at March 31, 2014, and December 31, 2013, respectively.

(b)	There were no troubled debt restructured loans classified as 90 days past due and still accruing at both March 31, 2014, and December 31, 2013.

(c)
Includes $12 million and $1 million of fair value adjustment for loans in hedge accounting relationships at March 31, 2014 and December 31, 2013, respectively. Refer to Note 19 to the Condensed Consolidated Financial Statements for additional information.

Total consumer outstanding finance receivables and loans increased $52 million at March 31, 2014 compared with December 31, 2013. This increase was related to our automobile consumer loan originations, which outpaced portfolio runoff. This increase was largely offset by the continued runoff of legacy mortgage assets.
Total consumer nonperforming finance receivables and loans at March 31, 2014 increased $16 million to $537 million from December 31, 2013, reflecting an increase of $16 million of consumer mortgage nonperforming finance receivables and loans. Nonperforming consumer mortgage finance receivables and loans increased primarily due to increased TDRs as we continue foreclosure prevention and loss mitigation procedures. Refer to Note 6 to the Condensed Consolidated Financial Statements for additional information. Nonperforming consumer finance receivables and loans as a percentage of total outstanding consumer finance receivables and loans remained flat at 0.8% at March 31, 2014 and December 31, 2013.
Consumer automotive loans accruing and past due 30 days or more decreased $421 million to $904 million at March 31, 2014, compared with December 31, 2013. The decrease is predominantly due to seasonality.
The following table includes consumer net charge-offs from finance receivables and loans at historical cost and related ratios reported at carrying value before allowance for loan losses.

	Three months ended March 31,
	Net charge-offs		Net charge-off ratios (a)
($ in millions)	2014	2013	2014	2013
Consumer automobile	$121	$93	0.9%	0.7%
Consumer mortgage	12	21	0.6	0.9
Total consumer finance receivables and loans	$133	$114	0.8%	0.7%

(a)
Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.

Our net charge-offs from total consumer automobile finance receivables and loans were $121 million for the three months ended March 31, 2014, compared to $93 million for the three months ended March 31, 2013. The increase was driven primarily by the change in our portfolio mix as we continued the execution of our underwriting strategy to originate consumer automotive assets across a broad credit spectrum and the seasoning of the broader portfolio mix.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Our net charge-offs from total consumer mortgage receivables and loans were $12 million for the three months ended March 31, 2014, compared to $21 million for the same period in 2013. The decrease was driven by continued runoff of legacy mortgage assets and improvements in home prices.
The following table summarizes the unpaid principal balance of total consumer loan originations for the periods shown. Total consumer loan originations include loans classified as finance receivables and loans and loans held-for-sale during the period.

	Three months ended March 31,
($ in millions)	2014	2013
Consumer automobile	$6,521	$7,022
Consumer mortgage	—	6,116
Total consumer loan originations	$6,521	$13,138
Total automobile-originated loans decreased $501 million for the three months ended March 31, 2014, compared to the same period in 2013. The decrease was primarily due to lower new vehicle originations as a result of more competition within the automotive finance market. Total mortgage-originated loans decreased $6.1 billion for the three months ended March 31, 2014. The decline in loan production was driven by our strategic exit from the direct lending channel and our decision announced on April 17, 2013 to exit the correspondent lending channel and cease production of any new jumbo mortgage loans at that time.
Consumer loan originations retained on-balance sheet as held-for-investment were $6.5 billion for the three months ended March 31, 2014, compared to $7.5 billion for the three months ended March 31, 2013. The decrease was primarily due to lower new vehicle originations as a result of more competition within the automotive finance market.
The following table shows the percentage of total consumer finance receivables and loans recorded at historical cost reported at carrying value before allowance for loan losses by state concentration. Total automobile loans were $56.8 billion and $56.4 billion at March 31, 2014, and December 31, 2013, respectively. Total mortgage and home equity loans were $8.1 billion and $8.4 billion at March 31, 2014 and December 31, 2013, respectively.

	March 31, 2014 (a)		December 31, 2013
	Automobile	1st Mortgage and home equity	Automobile	1st Mortgage and home equity
Texas	13.2%	5.7%	13.2%	5.8%
California	5.8	29.6	5.8	29.5
Florida	7.1	3.6	7.0	3.6
Pennsylvania	5.3	1.6	5.3	1.7
Illinois	4.4	4.4	4.4	4.4
Michigan	4.3	3.9	4.4	3.9
New York	4.2	1.9	4.3	1.9
Georgia	4.0	2.1	4.0	2.1
Ohio	4.0	0.7	4.0	0.7
North Carolina	3.4	1.9	3.4	1.9
Other United States	44.3	44.6	44.2	44.5
Total consumer loans	100.0%	100.0%	100.0%	100.0%

(a)	Presentation is in descending order as a percentage of total consumer finance receivables and loans at March 31, 2014.
We monitor our consumer loan portfolio for concentration risk across the geographies in which we lend. The highest concentrations of loans in the United States are in Texas and California, which represented an aggregate of 21.1% of our total outstanding consumer finance receivables and loans at both March 31, 2014, and December 31, 2013.
Concentrations in our Mortgage operations are closely monitored given the volatility of the housing markets. Our consumer mortgage loan concentrations in California, Florida, and Michigan receive particular attention as the real estate value depreciation in these states has been amongst the most severe.
Repossessed and Foreclosed Assets
We classify an asset as repossessed or foreclosed (included in Other Assets on the Condensed Consolidated Balance Sheet) when physical possession of the collateral is taken. We dispose of the acquired collateral in a timely fashion in accordance with regulatory

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

requirements. For more information on repossessed and foreclosed assets, refer to Note 1 to the Consolidated Financial Statements included in our 2013 Annual Report on Form 10-K.
Repossessed assets in our Automotive Finance operations at March 31, 2014 increased $4 million to $105 million from December 31, 2013. Foreclosed mortgage assets at March 31, 2014 increased $1 million to $11 million from December 31, 2013.
Commercial Credit Portfolio
During the three months ended March 31, 2014, the credit performance of the commercial portfolio remained strong as nonperforming finance receivables and loans improved and no net charge-offs were realized for the period. For information on our commercial credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements included in our 2013 Annual Report on Form 10-K.
The following table includes total commercial finance receivables and loans reported at carrying value before allowance for loan losses.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more (b)
($ in millions)	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Commercial and industrial
Automobile	$30,062	$30,948	$92	$116	$—	$—
Other (c)	1,727	1,664	73	74	—	—
Commercial real estate — Automobile	2,922	2,855	8	14	—	—
Total commercial finance receivables and loans	$34,711	$35,467	$173	$204	$—	$—

(a)	Includes nonaccrual troubled debt restructured loans of $75 million at both March 31, 2014, and December 31, 2013.

(b)	There were no troubled debt restructured loans classified as 90 days past due and still accruing at March 31, 2014 and December 31, 2013.

(c)	Other commercial primarily includes senior secured commercial lending.
Total commercial finance receivables and loans outstanding decreased $756 million to $34.7 billion at March 31, 2014, from December 31, 2013. The commercial and industrial finance receivables and loans outstanding decreased $823 million primarily due to increased competition across the automotive lending market and the seasonality of dealer inventories.
Total commercial nonperforming finance receivables and loans were $173 million at March 31, 2014, a decrease of $31 million when compared to December 31, 2013. The decrease was primarily due to our continued efforts to resolve nonperforming loans. Total nonperforming commercial finance receivables and loans as a percentage of outstanding commercial finance receivables and loans decreased to 0.5% as of March 31, 2014, from 0.6% as of December 31, 2013.
The following table includes total commercial net charge-offs from finance receivables and loans at historical cost and related ratios reported at carrying value before allowance for loan losses.

	Three months ended March 31,
	Net charge-offs (recoveries)		Net charge-off ratios (a)
($ in millions)	2014	2013	2014	2013
Commercial and industrial
Automobile	$—	$—	—%	—%
Other	—	(1)	—	(0.2)
Commercial real estate — Automobile	—	1	—	0.1
Total commercial finance receivables and loans	$—	$—	—%	—%

(a)
Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.

Our net charge-offs from commercial finance receivables and loans resulted in no net charge-offs for the three months ended March 31, 2014, and the three months ended March 31, 2013.
Commercial Real Estate
The commercial real estate portfolio consists of finance receivables and loans issued primarily to automotive dealers. Commercial real estate finance receivables and loans were $2.9 billion at both March 31, 2014 and December 31, 2013.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table presents the percentage of total commercial real estate finance receivables and loans by geographic region. These finance receivables and loans are reported at carrying value before allowance for loan losses.

	March 31, 2014	December 31, 2013
Geographic region
Texas	13.9%	13.2%
Florida	12.5	12.6
Michigan	11.5	11.6
California	9.2	9.2
New York	4.2	4.5
North Carolina	4.1	4.1
Virginia	3.8	3.8
Pennsylvania	3.2	3.3
Georgia	3.0	3.1
Illinois	2.6	2.5
Other United States	32.0	32.1
Total commercial real estate finance receivables and loans	100.0%	100.0%
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
The following table presents the percentage of total commercial criticized finance receivables and loans by industry concentrations. These finance receivables and loans within our automobile and commercial finance portfolios are reported at carrying value before allowance for loan losses.

	March 31, 2014	December 31, 2013
Industry
Automotive	90.5%	91.4%
Services	2.3	2.5
Health/Medical	1.8	1.6
Other	5.4	4.5
Total commercial criticized finance receivables and loans	100.0%	100.0%
Total criticized exposures decreased $140 million from December 31, 2013 to $2.0 billion at March 31, 2014, primarily due to our continued efforts to resolve criticized loans.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Allowance for Loan Losses
The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans.

Three months ended March 31, 2014 ($ in millions)	Consumer automobile	Consumer mortgage	Total consumer	Commercial	Total
Allowance at January 1, 2014	$673	$389	$1,062	$146	$1,208
Charge-offs	(180)	(15)	(195)	(1)	(196)
Recoveries	59	3	62	1	63
Net charge-offs	(121)	(12)	(133)	—	(133)
Provision for loan losses	163	(23)	140	(3)	137
Other	—	(21)	(21)	1	(20)
Allowance at March 31, 2014	$715	$333	$1,048	$144	$1,192
Allowance for loan losses to finance receivables and loans outstanding at March 31, 2014 (a)	1.3%	4.1%	1.6%	0.4%	1.2%
Net charge-offs to average finance receivables and loans outstanding at March 31, 2014 (a)	0.9%	0.6%	0.8%	—%	0.5%
Allowance for loan losses to total nonperforming finance receivables and loans at March 31, 2014 (a)	217.7%	160.1%	195.3%	82.9%	167.9%
Ratio of allowance for loan losses to annualized net charge-offs at March 31, 2014	1.5	6.8	2.0	—	2.2

(a)
Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the unpaid principal balance, net of premiums and discounts.

Three months ended March 31, 2013 ($ in millions)	Consumer automobile	Consumer mortgage	Total consumer	Commercial	Total
Allowance at January 1, 2013	$575	$452	$1,027	$143	$1,170
Charge-offs	(142)	(24)	(166)	(1)	(167)
Recoveries	49	3	52	1	53
Net charge-offs	(93)	(21)	(114)	—	(114)
Provision for loan losses	107	20	127	4	131
Other	10	—	10	—	10
Allowance at March 31, 2013	$599	$451	$1,050	$147	$1,197
Allowance for loan losses to finance receivables and loans outstanding at March 31, 2013 (a)	1.1%	4.7%	1.6%	0.4%	1.2%
Net charge-offs to average finance receivables and loans outstanding at March 31, 2013 (a)	0.7%	0.9%	0.7%	—%	0.5%
Allowance for loan losses to total nonperforming finance receivables and loans at March 31, 2013 (a)	225.1%	112.2%	157.1%	54.5%	127.6%
Ratio of allowance for loan losses to annualized net charge-offs at March 31, 2013	1.6	5.4	2.3	—	2.6

(a)
Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the unpaid principal balance, net of premiums and discounts.

The allowance for consumer loan losses at March 31, 2014, declined $2 million compared to March 31, 2013. The decrease was primarily due to continued runoff of legacy mortgage assets. The decrease was largely offset by increases in the allowance for consumer automotive assets due to the continued execution of our underwriting strategy to originate consumer automotive assets across a broad credit spectrum, and growth in our automotive consumer portfolio.
The allowance for commercial loan losses declined $3 million at March 31, 2014, compared to March 31, 2013, primarily related to improved portfolio performance.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Allowance for Loan Losses by Type
The following table summarizes the allocation of the allowance for loan losses by product type.

	2014			2013
March 31, ($ in millions)	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of allowance for loan losses	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of allowance for loan losses
Consumer
Consumer automobile	$715	1.3%	60.0%	$599	1.1%	50.0%
Consumer mortgage	333	4.1	27.9	451	4.7	37.7
Total consumer loans	1,048	1.6	87.9	1,050	1.6	87.7
Commercial
Commercial and industrial
Automobile	64	0.2	5.4	61	0.2	5.1
Other	50	2.9	4.2	48	1.9	4.0
Commercial real estate — Automobile	30	1.0	2.5	38	1.5	3.2
Total commercial loans	144	0.4	12.1	147	0.4	12.3
Total allowance for loan losses	$1,192	1.2%	100.0%	$1,197	1.2%	100.0%
Provision for Loan Losses
The following table summarizes the provision for loan losses by product type.

	Three months ended March 31,
($ in millions)	2014	2013
Consumer
Consumer automobile	$163	$107
Consumer mortgage	(23)	20
Total consumer loans	140	127
Commercial
Commercial and industrial
Automobile	(4)	5
Other	1	(1)
Commercial real estate — Automobile	—	—
Total commercial loans	(3)	4
Total provision for loan losses	$137	$131
The provision for consumer loan losses increased $13 million for the three months ended March 31, 2014, compared to the same period in 2013. The increase was primarily due to the continued execution of our underwriting strategy to originate consumer automotive assets across a broad credit spectrum, and growth in our automotive consumer portfolio. This increase was partially offset by a decrease in our Mortgage operations due to the continued runoff of legacy mortgage assets.
Provision for commercial loan losses was a credit of $3 million for the three months ended March 31, 2014, compared to $4 million for the same period in 2013. The decrease was largely driven by the improved portfolio performance.
Lease Residual Risk Management
We are exposed to residual risk on vehicles in the consumer lease portfolio. This lease residual risk represents the possibility that the actual proceeds realized upon the sale of returned vehicles will be lower than the projection of these values used in establishing the pricing at lease inception. The factors influencing lease residual risk most significantly include used vehicle market, residual value projections, remarketing abilities, and manufacturer vehicle and marketing programs. For additional information on our valuation of automobile lease assets and residuals, refer to the Critical Accounting Estimates — Valuation of Automobile Lease Assets and Residuals section within the MD&A included in our 2013 Annual Report on Form 10-K.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

The following table summarizes the volume of Ally lease terminations in the United States over recent periods. It also summarizes the average sales proceeds on 24-, 36-, and 48-month scheduled lease terminations for those same periods.

	Three months ended March 31,
	2014	2013
Off-lease vehicles remarketed (in units)	61,001	31,924
Average sales proceeds on scheduled lease terminations ($ per unit)
24-month	$19,158	$21,793
36-month (a)	19,165	16,302
48-month	16,417	16,084

(a)	The majority of our outstanding consumer lease portfolio is comprised of 36-month leases.
The number of off-lease vehicles remarketed during the three months ended March 31, 2014 nearly doubled, reflecting growth in lease originations from 2010-2012 after curtailing lease originations in 2008-2009 as a result of the economic downturn. For more information on our Investment in Operating Leases, refer to Note 7 to the Condensed Consolidated Financial Statements, and Note 1 to the Consolidated Financial Statements in our 2013 Annual Report on Form 10-K.
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

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Liquidity Management, Funding, and Regulatory Capital
Overview
The purpose of liquidity management is to ensure our ability to meet loan and lease demand, debt maturities, deposit withdrawals, and other cash commitments under both normal operating conditions as well as periods of economic or financial stress. Our primary objective is to maintain cost-effective, stable and diverse sources of funding capable of sustaining the organization throughout all market cycles. Sources of funding include both retail and brokered deposits and secured and unsecured market-based funding across various maturity, interest rate, and investor profiles. Additional liquidity is available through a pool of unencumbered highly liquid securities, borrowing facilities, repurchase agreements, as well as funding programs supported by the Federal Reserve and the Federal Home Loan Bank of Pittsburgh (FHLB).
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
We maintain available liquidity in the form of cash, unencumbered highly liquid securities, and available credit facility capacity that, taken together, allows us to operate and to meet our contractual and contingent obligations in the event of market-wide disruptions and enterprise-specific events. We maintain available liquidity at various entities and consider regulatory restrictions and tax implications that may limit our ability to transfer funds across entities. At March 31, 2014, we maintained $10.2 billion of total available parent company liquidity and $8.9 billion of total available liquidity at Ally Bank. Parent company liquidity is defined as our consolidated operations less Ally Bank and the regulated subsidiaries of Ally Insurance's holding company. Absolute levels of liquidity decreased as a result of liability and equity management transactions. To optimize cash and secured facility capacity between entities, the parent company lends cash to Ally Bank on occasion under an intercompany loan agreement. At March 31, 2014, $0.5 billion was outstanding under the intercompany loan agreement. Amounts outstanding are repayable to the parent company upon demand, subject to five days notice. As a result, this amount is included in the parent company available liquidity and excluded from the available liquidity at Ally Bank.
Funding Strategy
Liquidity and ongoing profitability are largely dependent on our timely and cost-effective access to retail deposits and funding in different segments of the capital markets. Our funding strategy largely focuses on the development of diversified funding sources across a broad investor base to meet all our liquidity needs throughout different market cycles, including periods of financial distress. These funding sources include capital market based unsecured debt, unsecured retail term notes, public and private asset-backed securitizations, committed credit facilities, brokered deposits, and retail deposits. We also supplement these sources with a modest amount of short-term borrowings, including Demand Notes, bank loans, and repurchase agreements. The diversity of our funding sources enhances funding flexibility, limits dependence on any one source, and results in a more cost-effective funding strategy over the long term. We evaluate funding markets on an ongoing basis to achieve an appropriate balance of unsecured and secured funding sources and the maturity profiles of both. In addition, we further distinguish our funding strategy between Ally Bank funding and parent company (nonbank) funding.
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
Since 2009, we have been directing certain assets originated in the United States to Ally Bank in order to reduce and minimize our parent company exposures and funding requirements and to utilize our growing consumer deposit-taking capabilities. This has allowed us to use bank funding for a wider array of our automotive finance assets and to provide a sustainable long-term funding channel for the business, while also improving the cost of funds for the enterprise.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Ally Bank
Ally Bank raises deposits directly from customers through the direct banking channel via the internet, over the telephone, and through mobile applications. These deposits provide our Automotive Finance and Mortgage operations with a stable and low-cost funding source. At March 31, 2014, Ally Bank had $54.9 billion of total external deposits, including $45.2 billion of retail deposits.
At March 31, 2014, Ally Bank maintained cash liquidity of $2.5 billion and unencumbered highly liquid U.S. federal government and U.S. agency securities of $5.9 billion. In addition, at March 31, 2014, Ally Bank had unused capacity in committed secured funding facilities of $1.0 billion. Our ability to access unused capacity depends on having eligible assets to collateralize the incremental funding and, in some instances, the execution of interest rate hedges. To optimize cash and secured facility capacity between entities, the parent company lends cash to Ally Bank on occasion under an intercompany loan agreement. Amounts outstanding on this loan are repayable to the parent company upon demand, subject to five days notice. Ally Bank has total available liquidity of $8.9 billion at March 31, 2014, excluding the intercompany loan of $0.5 billion.
Maximizing bank funding continues to be a key part of our long-term liquidity strategy. We have made significant progress in migrating asset originations to Ally Bank and growing our retail deposit base since becoming a bank holding company in December 2008. Retail deposit growth is key to further reducing our cost of funds and decreasing our reliance on the capital markets. We believe deposits provide a stable, low-cost source of funds that are less sensitive to interest rate changes, market volatility, or changes in our credit ratings when compared to other funding sources. We have continued to expand our deposit gathering efforts through our direct and indirect marketing channels. Current retail product offerings consist of a variety of products including certificates of deposits (CDs), savings accounts, money market accounts, IRA deposit products, as well as an interest checking product. In addition, we utilize brokered deposits, which are obtained through third-party intermediaries. In the first three months of 2014 the deposit base at Ally Bank grew $2.0 billion, ending the quarter at $54.9 billion from $52.9 billion at December 31, 2013. The growth in deposits has been attributable to our retail deposit portfolio, particularly within our savings and money market accounts, and our CDs. Strong retention rates continue to materially contribute to our growth in retail deposits. In the first quarter of 2014 we retained 93% of maturing CD balances up for renewal in the same period. Refer to Note 11 to the Condensed Consolidated Financial Statements for a summary of deposit funding by type.
The following table shows Ally Bank's number of accounts and deposit balances by type as of the end of each quarter since 2013.

($ in millions)	1st Quarter 2014	4th Quarter 2013	3rd Quarter 2013	2nd Quarter 2013	1st Quarter 2013
Number of retail accounts	1,589,441	1,509,354	1,451,026	1,389,577	1,334,483
Deposits
Retail	$45,193	$43,172	$41,691	$39,859	$38,770
Brokered	9,683	9,678	9,724	9,552	9,877
Other	70	60	66	72	844
Total deposits	$54,946	$52,910	$51,481	$49,483	$49,491
In addition to building a larger deposit base, we continue to remain active in the securitization markets to finance our Ally Bank automotive loan portfolios. During the first quarter of 2014, Ally Bank completed four term securitization transaction backed by dealer floorplan automotive loans and lease notes raising $3.5 billion. Securitization has proven to be a reliable and cost-effective funding source. Additionally, for retail automotive loans and lease notes, the term structure of the transaction locks in funding for a specified pool of loans and leases for the life of the underlying asset creating an effective tool for managing interest rate and liquidity risk. We manage the execution risk arising from secured funding by maintaining a diverse investor base and maintaining capacity in our committed secured facilities. At March 31, 2014, Ally Bank had exclusive access to a $3.5 billion syndicated facility that can fund automotive retail and dealer floorplan loans, as well as leases. In March 2014, this facility was increased and renewed by a syndicate of nineteen lenders and extended until June 2015. At March 31, 2014, the amount outstanding under this facility was $2.5 billion. Our ability to access the unused capacity in the secured facility depends on the availability of eligible assets to collateralize the incremental funding and, in some instances, on the execution of interest rate hedges.
Ally Bank also has access to funding through advances with the FHLB of Pittsburgh. These advances are primarily secured by consumer and commercial mortgage finance receivables and loans. As of March 31, 2014, Ally Bank had pledged $11.1 billion of assets and investment securities to the FHLB resulting in $6.1 billion in total funding capacity with $3.8 billion of debt outstanding.
In addition, Ally Bank has access to repurchase agreements. A repurchase agreement is a transaction in which the firm sells financial instruments to a buyer, typically in exchange for cash, and simultaneously enters into an agreement to repurchase the same or substantially the same financial instruments from the buyer at a stated price plus accrued interest at a future date. The financial instruments sold in repurchase agreements typically include U.S. government and federal agency, and investment-grade sovereign obligations. As of March 31, 2014, Ally Bank had received $759 million in cash under repurchase agreements.
Additionally Ally Bank has access to the Federal Reserve Bank Discount Window and can borrow funds to meet short-term liquidity demands. However, the Federal Reserve Bank is not a primary source of funding for day to day business. Instead, it is a liquidity source that

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

can be accessed in stressed environments or periods of market disruption. Ally Bank has assets pledged and restricted as collateral to the Federal Reserve Bank totaling $3.0 billion. Ally Bank had no debt outstanding with the Federal Reserve as of March 31, 2014.
Parent Company (Nonbank) Funding
At March 31, 2014, the parent company maintained liquid cash and equivalents in the amount of $2.9 billion and unencumbered highly liquid U.S. federal government and U.S. agency securities of $2.2 billion. These assets can be used to obtain funding through repurchase agreements with third parties or through outright sales. At March 31, 2014, the parent company had no debt outstanding under repurchase agreements. In addition, at March 31, 2014, the parent company had available liquidity from unused capacity in committed credit facilities of $4.6 billion. Parent company liquidity is defined as our consolidated operations less Ally Bank and the regulated subsidiaries of Ally Insurance's holding company. Our ability to access unused capacity in secured facilities depends on the availability of eligible assets to collateralize the incremental funding and, in some instances, on the execution of interest rate hedges. Funding sources at the parent company generally consist of long-term unsecured debt, unsecured retail term notes, committed credit facilities, and asset-backed securitizations. To optimize cash and secured facility capacity between entities, the parent company lends cash to Ally Bank on occasion under an intercompany loan agreement. Amounts outstanding on this loan are repayable to the parent company upon demand, subject to five days notice. The parent company had total available liquidity of $10.2 billion at March 31, 2014, which included the intercompany loan of $0.5 billion.
In the first quarter of 2014, we completed two transactions through the unsecured debt capital markets totaling $1.3 billion and we will continue to access those markets on an opportunistic basis.
In addition, we have short-term and long-term unsecured debt outstanding from retail term note programs. These programs generally consist of callable fixed-rate instruments with fixed-maturity dates. There were $0.2 billion and $1.8 billion of retail term notes outstanding at March 31, 2014, and December 31, 2013, respectively. In the first quarter of 2014, we redeemed $1.6 billion of high-coupon callable retail notes as part of a liability management strategy to continue to improve Ally's cost of funds.
We also obtain unsecured funding from the sale of floating-rate demand notes under our Demand Notes program. The holder has the option to require us to redeem these notes at any time without restriction. Demand Notes outstanding were $3.4 billion at March 31, 2014, compared to $3.2 billion at December 31, 2013. Refer to Note 12 and Note 13 to the Condensed Consolidated Financial Statements for additional information about our outstanding short-term borrowings and long-term unsecured debt, respectively.
Secured funding continues to be a significant source of financing at the parent company. The total capacity in our committed funding facilities is provided by banks and other financial institutions through private transactions. The committed secured funding facilities can be revolving in nature and allow for additional funding during the commitment period, or they can be amortizing and not allow for any further funding after the closing date. At March 31, 2014, $22.4 billion of our $24.5 billion of committed capacity was revolving. Our revolving facilities generally have an original tenor ranging from 364 days to two years. As of March 31, 2014, we had $15.5 billion of committed funding capacity from revolving facilities with a remaining tenor greater than 364 days. The parent company's largest facility is an $8 billion revolving syndicated credit facility secured by automotive receivables. In March 2014, we reduced and renewed this facility until March 2016. In the event this facility is not renewed at maturity, the outstanding debt will be repaid over time as the underlying collateral amortizes. At March 31, 2014, there was $7.6 billion outstanding under this facility. In addition to our syndicated revolving credit facility, we also maintain various bilateral and multilateral secured credit facilities that fund our Automotive Finance operations. These are primarily private securitization facilities that fund a specific pool of automotive assets.
During the first quarter of 2014, the parent company raised $1.2 billion through a public securitization transactions comprised of non-prime retail automotive loan collateral.
At March 31, 2014, the parent company maintained exclusive access to $20.1 billion of committed secured credit facilities in the U.S. with outstanding debt of $15.5 billion. In addition, we have $0.9 billion in automotive assets funded through forward purchase commitments.
Recent Funding Developments
During the first three months of 2014, we completed secured funding transactions, unsecured funding transactions, and renewed key existing funding facilities totaling $17.7 billion as we accessed both the public and private markets. Key funding highlights from 2014 to date were as follows:

•
Ally Financial Inc. renewed, increased and/or extended $11.5 billion in U.S. credit facilities. The $11.5 billion capacity is secured by retail, lease, and dealer floorplan automotive assets and is allocated to two separate facilities; one is an $8.0 billion facility maturing in March 2016, which is available to the parent company, while the other is a $3.5 billion facility available to Ally Bank maturing in June 2015.

•	Ally Financial Inc. restructured an amortizing private U.S. credit facility to enhance the efficiency of the transaction. This resulted in $0.3 billion of additional funding.

•
Ally Financial Inc. continued to access the public asset-backed securitization markets completing five U.S. transactions that raised $4.7 billion, with $3.5 billion and $1.2 billion raised by Ally Bank and the parent company, respectively.

•	Ally Financial Inc. accessed the unsecured debt capital markets in the first quarter of 2014 and raised nearly $1.3 billion.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Funding Sources
The following table summarizes debt and other sources of funding and the amount outstanding under each category for the periods shown.

($ in millions)	Bank	Parent	Total	%
March 31, 2014
Secured financings	$24,351	$21,771	$46,122	36
Institutional term debt	—	23,228	23,228	18
Retail debt programs (a)	—	3,649	3,649	3
Total debt (b)	24,351	48,648	72,999	57
Deposits (c)	54,946	421	55,367	43
Total on-balance sheet funding	$79,297	$49,069	$128,366	100
December 31, 2013
Secured financings	$27,818	$19,776	$47,594	36
Institutional term debt	—	24,936	24,936	19
Retail debt programs (a)	—	5,035	5,035	4
Total debt (b)	27,818	49,747	77,565	59
Deposits (c)	52,910	440	53,350	41
Total on-balance sheet funding	$80,728	$50,187	$130,915	100

(a)	Includes $0.2 billion and $1.8 billion of Retail Term Notes at March 31, 2014 and December 31, 2013, respectively.

(b)	Excludes fair value adjustment as described in Note 21 to the Condensed Consolidated Financial Statements.

(c)	Bank deposits include retail, brokered, and other deposits. Parent deposits include dealer deposits. Intercompany deposits are not included.
As a result of our funding strategy to shift originations to Ally Bank and grow the retail deposit base, the proportion of funding provided by retail deposits and Ally Bank has increased in 2014 from 2013 levels. Refer to Note 13 to the Condensed Consolidated Financial Statements for a summary of the scheduled maturity of long-term debt at March 31, 2014.
Committed Funding Facilities

	Outstanding		Unused Capacity (a)		Total Capacity
($ in millions)	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Bank funding
Secured	$2,500	$2,750	$1,000	$250	$3,500	$3,000
Parent funding
Secured (b)	16,392	15,159	4,641	6,497	21,033	21,656
Total committed facilities	$18,892	$17,909	$5,641	$6,747	$24,533	$24,656

(a)
Funding from committed secured facilities is available on request in the event excess collateral resides in certain facilities or is available to the extent incremental collateral is available and contributed to the facilities.

(b)	Includes the secured facilities of our Commercial Finance Group.
Cash Flows
Net cash provided by operating activities was $0.9 billion for the three months ended March 31, 2014, compared to $2.3 billion for the same period in 2013. The decrease in net cash provided by operating activities was primarily due a decrease in net cash inflows from sales and repayment of mortgage loans held-for-sale. During the three months ended March 31, 2013, proceeds from sales and repayments of loans held-for-sale exceeded cash outflows from new originations and purchases of such loans by $1.7 billion. During the three months ended March 31, 2014, this activity resulted in a net cash inflow of $13 million, reflecting our decrease in mortgage loan origination activities.
Net cash provided by investing activities was $2.1 billion for the three months ended March 31, 2014, compared to $0.7 billion for the same period in 2013. The increase in net cash provided from investing activities was primarily due to a $2.5 billion increase in cash provided by sales, maturities and repayment of available-for-sale securities, net of purchases. Also contributing to the increase was a $0.6 billion decrease in net cash outflows from operating lease activity, primarily due to an increase in cash received from lease disposals, a $0.5 billion increase in net cash provided by finance receivables and loans, and a $0.5 billion increase in cash flows from the change in restricted cash balances. These increases were partially offset by a $2.8 billion decrease in cash proceeds from the sale of international businesses.
Net cash used in financing activities for the three months ended March 31, 2014, totaled $2.7 billion, compared to $4.5 billion in the same period in 2013. Cash used to repay long-term debt exceeded cash generated from long-term debt issuances by $1.3 billion for the three

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

months ended March 31, 2014. During the three months ended March 31, 2013, cash used to repay debt exceeded cash from long-term debt issuances by $7.2 billion, as cash generated from the sale of international businesses was used in part to repay debt. Cash used to repay short-term debt totaled $3.4 billion in the three months ended March 31, 2014. During the three months ended March 31, 2013, short term debt provided cash of $0.5 billion. Cash provided by deposits decreased $0.3 billion in the three months ended March 31, 2014, compared to the same period in 2013.
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
In November 2013, the FRB issued instructions for the 2014 Comprehensive Capital Analysis and Review (CCAR) and the 2014 supervisory stress test scenarios. On January 6, 2014, Ally and Ally Bank submitted the 2014 capital plan and stress tests as required by the rules and the 2014 CCAR instructions, and in March 2014, the FRB indicated that it did not object to our 2014 capital plan.
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

Rating agency	Short-term	Senior debt	Outlook	Date of last action
Fitch	B	BB+	Stable	April 1, 2014 (a)
Moody’s	Not Prime	B1	Stable	December 19, 2013 (b)
S&P	B	BB	Stable	December 12, 2013 (c)
DBRS	R-4	BB	Stable	July 3, 2013 (d)

(a)	Fitch upgraded our senior debt rating to BB+ from BB and affirmed our short term rating of B on April 1, 2014.

(b)	Moody's upgraded our corporate family rating to Ba3 and confirmed our senior debt ratings of B1 and our short term ratings of Not Prime on December 19, 2013.

(c)	Standard & Poor's upgraded our senior debt rating to BB from B+ and upgraded our short term rating to B from C on December 12, 2013.

(d)	DBRS upgraded our senior debt rating to BB, confirmed our short term rating of R-4, and changed the outlook to Stable on July 3, 2013.
Insurance Financial Strength Ratings
Substantially all of our Insurance operations have a Financial Strength Rating (FSR) and an Issuer Credit Rating (ICR) from the A.M. Best Company. The FSR is intended to be an indicator of the ability of the insurance company to meet its senior most obligations to policyholders. Lower ratings generally result in fewer opportunities to write business as insureds, particularly large commercial insureds, and insurance companies purchasing reinsurance have guidelines requiring high FSR ratings. On April 17, 2014, A.M. Best affirmed the FSR of B++ (good) and upgraded the ICR to bbb+.
Off-balance Sheet Arrangements
Refer to Note 8 to the Condensed Consolidated Financial Statements.
Purchase Obligations
Certain of the structures related to whole-loan sales, securitization transactions, and other off-balance sheet activities contain provisions that are standard in the whole-loan sale and securitization markets where we may (or, in certain limited circumstances, are obligated to) purchase specific assets from entities. Our obligations are as follows.
Loan Repurchases and Obligations Related to Loan Sales
Ally Bank, within our Mortgage operations, previously sold loans that took the form of securitizations guaranteed by Fannie Mae and Freddie Mac; and in connection with these securitizations, provided certain representations and warranties related to the ownership of the loans, validity of liens securing the loans, and compliance with the criteria for the inclusion in the transaction. These representations and warranties may require Ally Bank to repurchase certain loans, indemnify the investor for incurred losses, or otherwise make the investor

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

whole. For the three months ended March 31, 2014, Ally Bank received minimal repurchase claims. The representation and warranty reserve was $46 million and $45 million at March 31, 2014 and December 31, 2013, respectively.
Critical Accounting Estimates
We identified critical accounting estimates that, as a result of judgments, uncertainties, uniqueness, and complexities of the underlying accounting standards and operations involved could result in material changes to our financial condition, results of operations, or cash flows under different conditions or using different assumptions.
Our most critical accounting estimates are as follows.

•	Allowance for loan losses

•	Valuation of automobile lease assets and residuals

•	Fair value of financial instruments

•	Legal and regulatory reserves

•	Loan repurchase and obligations related to loan sales

•	Determination of provision for income taxes
There have been no significant changes in the methodologies and processes used in developing these estimates from what was described in our 2013 Annual Report on Form 10-K.
Refer to Note 1 to the Condensed Consolidated Financial Statements for further discussion regarding the methodology used in calculating the provision for income taxes for interim financial reporting.

Management's Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Statistical Table
The accompanying supplemental information should be read in conjunction with the more detailed information, including our Condensed Consolidated Financial Statements and the notes thereto, which appears elsewhere in this Quarterly Report.
Net Interest Margin Table
The following table presents an analysis of net interest margin excluding discontinued operations for the periods shown.

	2014			2013			(Decrease) increase due to (a)
Three months ended March 31, ($ in millions)	Average balance (b)	Interest income/ interest expense	Yield/ rate	Average balance (b)	Interest income/ interest expense	Yield/ rate	Volume	Yield/rate	Total
Assets
Interest-bearing cash and cash equivalents	$5,304	$3	0.23%	$6,565	$3	0.19%	$(1)	$1	$—
Investment securities (c)	15,714	90	2.32	13,921	63	1.84	9	18	27
Loans held-for-sale, net	11	—	—	2,027	16	3.20	(8)	(8)	(16)
Finance receivables and loans, net (d)	99,048	1,107	4.53	98,595	1,135	4.67	5	(33)	(28)
Investment in operating leases, net (e)	17,998	328	7.39	14,205	299	8.54	73	(44)	29
Total interest-earning assets	138,075	1,528	4.49	135,313	1,516	4.54	78	(66)	12
Noninterest-bearing cash and cash equivalents	1,441			1,967
Other assets (f)	11,888			38,257
Allowance for loan losses	(1,206)			(1,172)
Total assets	$150,198			$174,365
Liabilities
Interest-bearing deposit liabilities	$54,203	$163	1.22%	$47,985	$164	1.39%	$20	$(21)	$(1)
Short-term borrowings	6,643	15	0.92	4,585	16	1.42	6	(7)	(1)
Long-term debt (g) (h) (i)	69,030	534	3.14	71,957	701	3.95	(28)	(139)	(167)
Total interest-bearing liabilities (g) (h) (j)	129,876	712	2.22	124,527	881	2.87	(2)	(167)	(169)
Noninterest-bearing deposit liabilities	66			1,579
Total funding sources (h) (k)	129,942	712	2.22	126,106	881	2.83
Other liabilities (l)	5,933			28,087
Total liabilities	135,875			154,193
Total equity	14,323			20,172
Total liabilities and equity	$150,198			$174,365
Net financing revenue		$816			$635		$80	$101	$181
Net interest spread (m)			2.27%			1.67%
Net interest spread excluding original issue discount (m)			2.43%			1.89%
Net interest spread excluding original issue discount and including noninterest-bearing deposit liabilities (m)			2.43%			1.93%
Net yield on interest-earning assets (n)			2.40%			1.90%
Net yield on interest-earning assets excluding original issue discount (n)			2.53%			2.07%

(a)	Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.

(b)	Average balances are calculated using a combination of monthly and daily average methodologies.

(c)
Excludes income on equity investments of $5 million and $5 million during the three months ended March 31, 2014 and 2013, respectively. Yields on available-for-sale debt securities are based on fair value as opposed to historical cost.

(d)
Nonperforming finance receivables and loans are included in the average balances. For information on our accounting policies regarding nonperforming status, refer to Note 1 to the Consolidated Financial Statements in our 2013 Annual Report on Form 10-K.

(e)
Includes gains on sale of $109 million and $64 million during the three months ended March 31, 2014 and 2013, respectively. Excluding these gains on sale, the annualized yield would be 4.93% and 6.72% at March 31, 2014 and 2013, respectively.

(f)	Includes average balances of assets of discontinued operations.

(g)	Includes the effects of derivative financial instruments designated as hedges.

(h)
Average balance includes $1,510 million and $1,753 million related to original issue discount at March 31, 2014 and 2013, respectively. Interest expense includes original issue discount amortization of $44 million and $57 million during the three months ended March 31, 2014 and 2013, respectively.

(i)	Excluding original issue discount the rate on long-term debt was 2.82% and 3.54% at March 31, 2014 and 2013, respectively.

(j)	Excluding original issue discount the rate on total interest-bearing liabilities was 2.06% and 2.65% at March 31, 2014 and 2013, respectively.

(k)	Excluding original issue discount the rate on total funding sources was 2.06% and 2.61% at March 31, 2014 and 2013, respectively.

(l)	Includes average balances of liabilities of discontinued operations.

(m)	Net interest spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.

(n)	Net yield on interest-earning assets represents net financing revenue as a percentage of total interest-earning assets.

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
While these statements represent our current judgment on what the future may hold and we believe these judgments are reasonable, these statements are not guarantees of any events or financial results, and Ally’s actual results may differ materially due to numerous important factors that are described in the most recent reports on Forms 10-K and 10-Q for Ally, each of which may be revised or supplemented in subsequent reports on Forms 10-Q and 8-K. Such factors include, among others, the following: maintaining the mutually beneficial relationship between Ally and General Motors (“GM”), and Ally and Chrysler Group LLC (“Chrysler”); the profitability and financial condition of GM and Chrysler; our ability to realize the anticipated benefits associated with being a financial holding company, and the increased regulation and restrictions that we are now subject to; the potential for deterioration in the residual value of off-lease vehicles; disruptions in the market in which we fund our operations, with resulting negative impact on our liquidity; changes in our accounting assumptions that may require or that result from changes in the accounting rules or their application, which could result in an impact on earnings; changes in the credit ratings of Ally, Chrysler, or GM; changes in economic conditions, currency exchange rates or political stability in the markets in which we operate; and changes in the existing or the adoption of new laws, regulations, policies or other activities of governments, agencies and similar organizations (including as a result of the Dodd-Frank Act and Basel III).
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

Quantitative and Qualitative Disclosures about Market Risk
Ally Financial Inc. • Form 10-Q

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Refer to the Market Risk sections of Item 2, Management's Discussion and Analysis.

Controls and Procedures
Ally Financial Inc. • Form 10-Q

Item 4.    Controls and Procedures
We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), designed to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized, and reported within the specified time periods. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), to allow timely decisions regarding required disclosure.
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

PART II — OTHER INFORMATION
Ally Financial Inc. • Form 10-Q

Item 1.    Legal Proceedings
Refer to Note 25 to the Condensed Consolidated Financial Statements (incorporated herein by reference) for a discussion related to our legal proceedings, which supplements the discussion of legal proceedings set forth in Note 29 to our 2013 Annual Report on Form 10-K.
Item 1A.    Risk Factors
Other than with respect to the risk factor provided below, there have been no material changes to the Risk Factors described in our 2013 Annual Report on Form 10-K.
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
On October 1, 2010, GM acquired AmeriCredit Corp. (which GM subsequently renamed General Motors Financial Company, Inc. (GMF)), an independent automotive finance company. Further, during 2013 we completed the sale of our automotive finance operations in Europe and Latin America to GMF and expect to complete the sale of our interest in the joint venture in China to GMF in the next twelve months. As GMF continues to grow and offer new products, and as GM directs additional business to GMF, it could reduce GM’s reliance on our services over time, which could have a material adverse effect on our profitability and financial condition. In addition, GMF has begun to offer certain insurance products that we also offer. In addition, GM or other automotive manufacturers could utilize other existing companies to support their financing needs including offering products or terms that we would not or could not offer, which could have a material adverse impact on our business and operations. Furthermore, other automotive manufacturers could expand or establish or acquire captive finance companies to support their financing needs thus reducing their need for our services.
A significant adverse change in GM’s or Chrysler’s business, including the production or sale of GM or Chrysler vehicles; the quality or resale value of GM or Chrysler vehicles; the use of GM or Chrysler marketing incentives; GM’s or Chrysler’s relationships with its key suppliers; or GM’s or Chrysler’s relationship with the United Auto Workers and other labor unions and other factors impacting GM or Chrysler or their respective employees, or significant adverse changes in their respective liquidity position and access to the capital markets; could have a material adverse effect on our profitability and financial condition. GM is currently subject to various inquiries relating to the recalls of certain of its vehicles as well as the timing of the recalls. Although we do not know what impact these inquiries will have on the sale of GM vehicles, if they were to result in a reduction in the sales of GM vehicles, it could have an adverse effect on Ally’s profitability and financial condition.
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

Signatures
Ally Financial Inc. • Form 10-Q

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 1st day of May, 2014.

Ally Financial Inc. (Registrant)

/S/ CHRISTOPHER A. HALMY
Christopher A. Halmy Chief Financial Officer

/S/ DAVID J. DEBRUNNER
David J. DeBrunner Vice President, Chief Accounting Officer, and Corporate Controller

Ally Financial Inc. • Form 10-Q

INDEX OF EXHIBITS

Exhibit	Description	Method of Filing

3.1	Form of Amended and Restated Certificate of Incorporation	Filed as Exhibit 3.1 To the Company’s Current Report on Form 8-K dated as of March 14, 2014 (File No. 1-3754) incorporated herein by reference.

3.2	Form of Amended and Restated By-Laws	Filed herewith.

10.1	Form of Ally Financial Inc. 2014 Executive Performance Plan	Filed as Exhibit 3.5 to the Company’s Current Report on Form 8-K dated as of March 14, 2014 (File No. 1-3754) incorporated herein by reference.

10.2	Form of Ally Financial Inc. 2014 Incentive Compensation Plan	Filed as Exhibit 3.6 to the Company’s Current Report on Form 8-K dated as of March 14, 2014 (File No. 1-3754) incorporated herein by reference.

10.3	Form of Ally Financial Inc. Employee Stock Purchase Plan	Filed as Exhibit 3.7 to the Company’s Current Report on Form 8-K dated as of March 14, 2014 (File No. 1-3754) incorporated herein by reference.

10.4	Form of Ally Financial Inc. 2014 Non-Employee Directors Equity Compensation Plan	Filed as Exhibit 3.8 to the Company’s Current Report on Form 8-K dated as of March 14, 2014 (File No. 1-3754) incorporated herein by reference.

10.5	Form of Voting Agreement between Ally Financial Inc. and United States Department of the Treasury	Filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K dated as of March 14, 2014 (File No. 1-3754) incorporated herein by reference.

10.6	Form of Stockholders Agreement, among Ally Financial Inc., FIM Holdings LLC and United States Department of the Treasury	Filed as Exhibit 3.4 to the Company’s Current Report on Form 8-K dated as of March 14, 2014 (File No. 1-3754) incorporated herein by reference.

12	Computation of Ratio of Earnings to Fixed Charges	Filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith.

101	Interactive Data File	Filed herewith.